Form 10-K
POE & BROWN INC
filed 1995-03-31
CIK 79282

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

(MARK ONE)
    [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994.
                                      OR
    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM
            TO

                         COMMISSION FILE NUMBER 0-7201.

                               POE & BROWN, INC.
             (Exact name of Registrant as specified in its charter)

                   FLORIDA                                      59-0864469
       (State or other jurisdiction of           (I.R.S. Employer Identification Number)
        incorporation or organization)

               220 SOUTH RIDGEWOOD AVE., DAYTONA BEACH, FL 32114
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (904) 252-9601

                             ---------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK $.10 PAR VALUE
                                (Title of class)

                             ---------------------

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST NINETY (90) DAYS. YES X     NO

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K [ ].

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, COMPUTED BY REFERENCE TO THE LAST REPORTED PRICE AT WHICH THE STOCK WAS SOLD ON MARCH 22, 1995, WAS $82,482,980.

     THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK, $.10 PAR VALUE, OUTSTANDING AS OF MARCH 22, 1995, WAS 8,641,998.

                      DOCUMENTS INCORPORATED BY REFERENCE

     PORTIONS OF THE REGISTRANT'S 1994 ANNUAL REPORT TO SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PARTS I AND II OF THIS REPORT. WITH THE EXCEPTION OF THOSE PORTIONS WHICH ARE INCORPORATED BY REFERENCE, THE REGISTRANT'S ANNUAL REPORT TO SHAREHOLDERS IS NOT DEEMED FILED AS PART OF THIS REPORT.

     PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE 1995 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               POE & BROWN, INC.

                            FORM 10-K ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1994

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Poe & Brown, Inc. (the Company) is a general insurance agency headquartered in Daytona Beach and Tampa, Florida that resulted from an April 28, 1993 merger involving Poe & Associates, Inc. (Poe) and Brown & Brown, Inc. (Brown). Poe was incorporated in 1958 and Brown commenced business in 1939. Industry segment information is not presented because the Company realizes substantially all of its revenues from the general insurance agency business.

     The Company's insurance agency business is comprised of (i) general retail operations, which provide all types of insurance products to a broad range of commercial, professional, and personal clients; (ii) national program operations, which market professional liability, property and casualty insurance to members of various professional and trade associations through independent agents; (iii) brokerage operations, which distribute excess and surplus commercial insurance through independent agents; and (iv) service operations, which provide insurance-related services such as third-party administration and consultation for workers' compensation and employee benefit self-insurance markets.

     The Company's activities are conducted by 21 offices located throughout Florida, and in offices located in Arizona, California, Colorado, Connecticut, Georgia, New Jersey, North Carolina and Texas. Because the Company's business is concentrated in Florida, the occurrence of adverse economic conditions or an adverse regulatory climate in Florida could have a materially adverse effect on its business, although the Company has not encountered such conditions in the past.

     The following table sets forth a summary of the commission and fee revenues realized from each of the Company's operating divisions for each of the five years in the period ended December 31, 1994 (in thousands of dollars):

                                            1994       1993       1992       1991       1990
                                           -------    -------    -------    -------    -------
    Retail Operations(1).................  $53,992    $56,580    $55,749    $49,597    $48,552
    National Programs(1).................   26,519     22,408     18,100     18,282     17,852
    Service Operations...................   10,643     11,700     10,716      9,806      8,912
    Brokerage Operations.................    2,672      1,662      1,562      2,174      2,178
                                           -------    -------    -------    -------    -------
              Total......................  $93,826    $92,350    $86,127    $79,859    $77,494
                                           =======    =======    =======    =======    =======
    % of Total Revenues..................       94%        97%        96%        96%        97%

---------------

(1) Certain 1993 Retail Operations revenues (totaling approximately $1.6 million) have been reclassified to National Programs to conform with the 1994 classification. Prior to 1993, the program revenues being reclassified were included in the individual retail branch results. Accordingly, 1992, 1991 and 1990 revenues have not been reclassified.

     The amount of the Company's income from commissions and fees is a function of, among other factors, continued new business production, retention of existing customers, acquisitions, and fluctuations in insurance premium rates and insurable exposure units.

     The Company is compensated for its services primarily by commissions paid by insurance companies. The commission is usually a percentage of the premium paid by an insured. Commission rates generally depend upon the type of insurance, the particular insurance company and the nature of the services provided by the Company. In some cases, a commission is shared with other agents or brokers who have acted jointly with the Company in the transaction. The Company may also receive from an insurance company a contingent commission that is generally based on the profitability and volume of business placed with it by the Company over a given period of time. Fees of the Company are principally generated by the service operations division, which offers administration and benefit consulting services primarily in the workers' compensation and employee benefit self-insurance markets.

     Insurance premium rates are cyclical in nature and can vary widely based on insurance market conditions. Significant reductions in premium rates occurred during the years 1987 through 1989 and continued, although to a lesser degree, during 1990 through 1994. Because the insurance companies control the pricing of the products the Company sells, the Company is unable to predict the effect of this cyclical pattern on its future operating results.

RETAIL OPERATIONS

     The Company's retail insurance agency business consists primarily of the selling and marketing of property and casualty insurance coverages to commercial, professional, and to a limited extent, individual customers. The categories of insurance principally sold by the Company are:
Casualty -- insurance relating to legal liabilities, workers' compensation, commercial and private passenger automobile coverages, and fidelity and surety insurance; and Property -- insurance against physical damage to property and resultant interruption of business or extra expense caused by fire, windstorm or other perils. The Company also sells and services all forms of group and individual life, accident, health, hospitalization, medical and dental insurance programs. Each category of insurance is serviced by insurance specialists employed by the Company.

     No material part of the Company's retail business depends upon a single customer or a few customers. During 1994, the Company received approximately $1,107,000 of fees and commissions from Rock-Tenn Company, the Company's largest single retail customer, of which approximately $742,000 was attributed to the service operations division. Such aggregate amount represented less than 2% of the Company's total commission and fee revenues for 1994.

     In connection with the selling and marketing of insurance coverages, the Company provides a broad range of related services to its customers, such as risk management surveys and analysis, consultation in connection with placing insurance coverages and claims processing. The Company believes these services are important factors in securing and retaining customers.

NATIONAL PROGRAMS

     The Company engages extensively in the mass marketing and placement of professional liability insurance and property and casualty insurance for members of various professional and trade associations, including dentists, attorneys, physicians, optometrists, and opticians, and to members of the wholesale distribution industry, towing operators and automobile dealerships. Typically, the Company tailors an insurance product to the needs of a particular professional or trade association, negotiates policy forms, coverages, and premium and commission rates with an insurance company, and in certain cases, secures the formal or informal endorsement of the product by an association. Under agency agreements with the insurance companies that underwrite these programs, the Company usually has authority to bind coverages, subject to established guidelines, to bill and collect premiums and, in some cases, to process claims. Insurance products are marketed nationally to association members primarily through independent agents who solicit customers through advertisements in association publications, direct mailings and personal contact.

     The largest program marketed by the Company is a package insurance policy known as the Professional Protector Plan(R), which provides comprehensive coverages for dentists, including practice protection and professional liability. This program is endorsed by more than 25 state dental societies and is presently marketed in 49 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. Since 1984, substantially all dental policies under this program have been underwritten through CNA Insurance Companies (CNA), with the Company serving as an agent for CNA.

     The Company markets the Professional Protector Plan(R) through a network of independent agents who solicit customers through advertisements in professional publications, direct mail and personal contact. This program presently insures approximately 37,600 dentists, representing approximately 27% of the practicing dentists within the Company's marketing territories.

     The Company began marketing lawyers' professional liability insurance in 1973. The national Lawyer's Protector Plan(R) was introduced in 1983 and is presently marketed in 45 states, the District of Columbia and the U.S. Virgin Islands. Since 1983, the Lawyer's Protector Plan has been underwritten through CNA. The Company markets the program through a network of independent agents who solicit customers through advertisements in professional publications, direct mailings and personal contact. The program presently insures approximately 37,500 attorneys.

     The Company markets professional liability insurance for physicians, surgeons, and other health care providers through a program known as the Physicians Protector Plan(R). This program is served by the Company's offices in Tampa, Florida and Glastonbury, Connecticut. The program is underwritten by CNA and is sold and marketed by, or through, independent insurance agents in Florida, Georgia, Delaware, Connecticut, New Hampshire, Rhode Island and Vermont.

     The Optometric Protector Plan(R) was created in 1973 to provide optometrists and opticians with a package of practice and professional liability coverage. This program, which insures approximately 7,100 optometrists and opticians in 50 states, is predominantly underwritten by CNA. In addition to these professional liability programs, National Programs also includes a number of commercial programs as follows:

     Insurance Administration Center, Inc., a wholly-owned subsidiary of the Company, operates as insurance advisor and consultant to the National Association of Wholesaler-Distributors, which represents some 40,000 wholesaler-distributors across the nation.

     The Company's Professional Services Program, which originated in 1993, serves as a retail outlet within the National Programs Division and provides direct insurance sales to dentists, physicians, lawyers and optometrists in Florida.

     The Towing Operator Protector Plan(R) was introduced in 1993 and currently provides specialized insurance products to tow-truck operators in 12 states. The Automobile Dealers Protector Plan(R) insures used car dealers in Florida through a program endorsed by the Florida Independent Auto Dealers Association. In 1994, this Plan expanded into five additional states, and currently insures approximately 2,200 dealers in six states.

SERVICE OPERATIONS

     The Company's service operations division consists of two separate components: (i) insurance and related services as a third-party administrator
(TPA) for employee health and welfare benefit plans, and (ii) insurance and related services providing comprehensive risk management and third-party administration to self-funded workers' compensation plans.

     In connection with its employee benefit plan administrative services, the Company provides TPA services, including benefit consulting, benefit plan design and costing, arrangement for the placement of stop-loss insurance and other employee benefit coverages, and settlement of claims. The Company provides access to effective utilization management strategies such as pre-admission review, concurrent/retrospective review, pre-treatment review of certain non-hospital treatment plans, and medical and psychiatric case management. In addition to the administration of self-funded health care plans, the Company offers administration of flexible benefit plans, including plan design, employee communication, enrollment and reporting. The Company's workers' compensation TPA services include risk management services such as loss control, claim administration, access to major reinsurance markets, cost containment consulting, and services for secondary disability and subrogation recoveries.

     The Company provides workers' compensation TPA services for approximately 2,000 employers representing more than $1.7 billion of employee payroll. The Company's largest workers' compensation contract represents approximately 76% of the Company's workers' compensation TPA revenues, or 5% of the Company's total commission and fee revenues.

BROKERAGE OPERATIONS

     The Company markets excess and surplus lines, and specialty insurance products, to both the Company's retail division and other retail agencies throughout Florida and the Southeast. The Company represents various U.S. and U.K. surplus lines companies and is also a Lloyd's of London correspondent. In addition to surplus lines carriers, the Company represents admitted carriers for smaller agencies that do not have access to large insurance carrier representation. Excess and surplus products include commercial automobile, garage, restaurant, builder's risk and inland marine lines. Difficult-to-insure general liability and products liability coverages are a specialty, as is excess workers' compensation. Retail agency business is solicited through mailings and direct contact with retail agency representatives.

EMPLOYEES

     As of December 31, 1994, the Company had 971 full-time equivalent employees, compared to 980 at the beginning of the year. The Company has contracts with its sales employees that include provisions restricting their right to solicit the Company's customers after termination of employment with the Company. The enforceability of such contracts varies from state to state depending upon state statutes, judicial decisions, and factual circumstances. The majority of these contracts are terminable by either party; however, the agreement not to solicit the Company's customers continues generally for a period of at least three years after employment termination.

     None of the Company's employees are represented by a labor union, and the Company considers its relations with its employees to be satisfactory.

COMPETITION

     The insurance agency business is highly competitive, and numerous firms actively compete with the Company in every area in which it does business. There are several hundred insurance companies and insurance agencies that conduct business in Florida and with which the Company, either directly or indirectly, competes.

     Although the Company is the largest insurance agency headquartered in Florida, a number of national firms with greater resources have offices in Florida and actively compete with the Company. Because competition in the insurance business is largely based on innovation, quality of service and price, the Company believes it is well positioned to successfully compete in the markets it serves. The Company's business outside the state of Florida consists principally of the marketing and placement of association programs and localized general retail agency activities.

     Several large stock and mutual insurance companies are engaged in the direct sale of insurance and do not pay commissions to agents and brokers. To date, such direct writing has had relatively little effect on the Company's operations, primarily because the Company's retail operations are commercially oriented.

REGULATION, LICENSING, AND AGENCY CONTRACTS

     The Company or its designated employees must be licensed to act as agents by the Florida Department of Insurance or comparable state regulatory authorities in the other states in which the Company conducts business. Regulations and licensing laws vary in individual states and are often complex.

     The applicable licensing laws and regulations in all states are subject to amendment or reinterpretation by state regulatory authorities, and such authorities are vested in most cases with relatively broad discretion as to the granting, revocation, suspension and renewal of licenses. The possibility exists that the Company could be excluded or temporarily suspended from carrying on some or all of its activities in, or otherwise subjected to penalties by, a particular state.

ITEM 2.  PROPERTIES

     The Company occupies office premises under noncancellable operating leases expiring at various dates. These leases generally contain renewal options and escalation clauses based on increases in the lessors' operating expenses and other charges. The Company expects that most leases will be renewed or replaced upon expiration. See Note 8 of the "Notes to Consolidated Financial Statements" in the 1994 Annual Report to Shareholders for additional information on the Company's lease commitments. Information on the Company's office locations is included on pages 4 and 5 and the inside back cover of the Company's 1994 Annual Report to Shareholders, which information is incorporated herein by reference.

     At December 31, 1994 the Company owned three buildings located in downtown Daytona Beach, Florida having an aggregate book value of approximately $350,000, including improvements. There are no outstanding mortgages on these buildings. These buildings generated lease revenue during 1994 of approximately $13,000. In March 1995, one of these buildings having an aggregate book value approximating $57,000 was sold for a minimal gain. The Company also owns an office condominium in Venice, Florida which has a net book value of $201,000, with no outstanding mortgage. This building is currently vacant.

ITEM 3.  LEGAL PROCEEDINGS

     On February 21, 1995, an Amended Complaint was filed in an action pending in the Superior Court of Puerto Rico, Bayamon Division, and captioned Cadillac Uniform & Linen Supply Company, et al. v. General Accident Insurance Company, Puerto Rico, Limited, et al. The case was originally filed on November 23, 1994, and named General Accident Insurance Company, Puerto Rico Limited, and Benj. Acosta, Inc. as defendants. The Amended Complaint added several defendants, including the Company and Poe & Brown of California, Inc. ("P&B/Cal."), a subsidiary of the Company, as parties to the case. As of March 23, 1995, neither the Company nor P&B/Cal. had been served. The Plaintiffs allege that P&B/Cal. failed to procure sufficient coverage for a commercial laundry facility which was rendered inoperable for a period of time as the result of a fire, and further allege that the Company is vicariously liable for the actions of P&B/Cal. The Amended Complaint seeks damages of $11.2 million against P&B/Cal., the Company, the Producer who handled the account and LBI Corp., a/k/a Levinson Bros., Inc. The Company and P&B/Cal. believe that P&B/Cal. has meritorious defenses to each of the claims asserted against it, and that the Company likewise has meritorious defenses to allegations premised upon theories of vicarious liability. Both the Company and P&B/Cal. intend to contest this action vigorously. In the event that damages are awarded against P&B/Cal. or the Company, P&B/Cal. and the Company believe that insurance would be available to cover such loss.

     On September 9, 1994, the Company was named as a third-party defendant in a case pending in the United States District Court, Eastern District of New York, captioned Alec Sharp, an Underwriter at Lloyds on behalf of himself and other Lloyd's Underwriters and Colin Trevor Dingley, on behalf of himself and other Lloyd's Underwriters v. Best Security Corp., d/b/a Independent Armored, et al. The action has been pending since March 9, 1994, and names a number of companies (but not the Company) as defendants. The third-party complaint was filed against the Company by some of the defendants in the underlying action. The case arises from the theft of jewelry claimed to be worth approximately $7 million from an armored car owned and operated by Best Security Corp. Plaintiffs in the underlying action seek a declaratory judgment that the policy was void from inception because the insured made misrepresentations on the application. In the third-party complaint, the third-party plaintiffs allege that the Company issued certificates of insurance naming additional insureds without authorization, and claim the Company failed to communicate information given to the Company by the insured to the Underwriters at Lloyd's of London. In the event that the Underwriters prevail in the underlying action, the third-party plaintiffs seek damages in an unspecified amount from the Company. The Company intends to contest this action vigorously, and believes it has meritorious defenses to all claims alleged against it. In the event that damages are assessed against the Company, the Company believes that insurance would be available to cover such loss.

     In 1992, the Internal Revenue Service (the Service) completed its examinations of the Company's federal income tax returns for the years 1988, 1989, and 1990. As a result of its examinations, the Service issued Reports of Proposed Adjustments asserting income tax deficiencies which, by including interest and state income taxes for the periods examined and the Company's estimates of similar tax adjustments for subsequent periods through December 31, 1994, would total $6,100,000. The disputed issues related primarily to the deductibility of amortization of purchased customer accounts of approximately $5,107,000 and non-compete agreements of approximately $993,000. In addition, the Service's report included a dispute regarding the time at which the Company's payments made pursuant to certain indemnity agreements would be deductible for tax reporting purposes. During 1994, the Company was able to reach a settlement agreement with the Service with respect to certain of the disputed amortization items and the indemnity agreement payment issue. This settlement has reduced the total remaining asserted income tax deficiencies to approximately $2,800,000. Based on this settlement and review of the remaining unsettled items, the Company believes that its general income tax reserves of $800,000 are sufficient to cover its ultimate liability resulting from the settlement of the remaining items. In March 1995, the Company reached an agreement with the Service on the remaining unsettled items which will result in final assessed deficiencies of approximately $600,000. The Company's general income tax reserves are adequate to cover this amount plus any penalties and interest that may be assessed.

     The Company is involved in various other pending or threatened proceedings by or against the Company or one or more of its subsidiaries that involve routine litigation relating to insurance risks placed by the Company and other contractual matters. Management of the Company does not believe that any of such pending or threatened proceedings (including the proceedings described above) will have a materially adverse effect on the consolidated financial position or future operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the Company's fourth fiscal quarter ended December 31, 1994.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Information under the captions "Stock Price Range" and "Cash Dividends Per Share" as included in Note 15 of the Notes to Consolidated Financial Statements included in the Company's 1994 Annual Report to Shareholders and information under the caption "Stock Listing" on the inside back cover page of the Company's 1994 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     Information under the caption "Selected Financial Data" on page 1 of the Company's 1994 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 20 through 25 of the Company's 1994 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of Poe & Brown, Inc. and its subsidiaries, together with the report thereon of Ernst & Young LLP, appearing on pages 26 through 43 of the Company's 1994 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information contained under the caption "Management" on pages 4-6 of the Company's Proxy Statement for its 1995 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information contained under the caption "Executive Compensation" on pages 7-10 of the Company's Proxy Statement for its 1995 Annual Meeting of Shareholders is incorporated herein by reference; provided, however, the report of the Compensation Committee on executive compensation, which begins on page 10 thereof, and the stock performance graph shall not be deemed to be incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information contained under the caption "Security Ownership of Management and Certain Beneficial Owners" on pages 2-3 of the Company's Proxy Statement for its 1995 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information contained under the caption "Executive
Compensation -- Compensation Committee Interlocks and Insider Participation" on pages 9-10 of the Company's Proxy Statement for its 1995 Annual Meeting of Shareholders is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

          1. Consolidated Financial Statements of Poe & Brown, Inc. (incorporated herein by reference from pages 26 through 43 of the Company's 1994 Annual Report to Shareholders for the year ended December 31, 1994) consisting of:

             (a) Consolidated Statements of Income for each of the three years in the period ended December 31, 1994.

             (b) Consolidated Balance Sheets as of December 31, 1994 and 1993.

             (c) Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1994.

             (d) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1994.

             (e) Notes to Consolidated Financial Statements.

             (f) Report of Independent Certified Public Accountants.

          2. Consolidated Financial Statement Schedule included on page 10 of this report, consisting of:

             (a) Schedule II -- Valuation and Qualifying Accounts.

     All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

        3. EXHIBITS

3a       --  Certificate of Incorporation of the Registrant, as last amended on April 28, 1993
             (filed herewith).
3b       --  Amended and restated By-Laws of the Registrant effective March 22, 1994
             (incorporated by reference to Exhibit 3b to Registration Statement No. 33-58090 on
             Form S-4).
4        --  Revolving Loan Agreement dated November 9, 1994, by and among the Registrant and
             SunBank, National Association (filed herewith).
10a(1)   --  Lease of Registrant for office space at 702 North Franklin Street, Tampa, Florida
             (incorporated by reference to Exhibit 10a to Form 10-K for the year ended December
             31, 1984).
10a(2)   --  Amendment dated August 27, 1987, to lease of Registrant for office space at 702
             North Franklin Street, Tampa, Florida (incorporated by reference to Exhibit 10a(2)
             to Form 10-K for the year ended December 31, 1987).
10a(3)   --  Lease of Registrant for office space at 220 South Ridgewood Avenue, Daytona Beach,
             Florida dated August 15, 1987 (incorporated by reference to Exhibit 10a(3) to Form
             10-K for the year ended December 31, 1993).
10a(4)   --  Lease agreement for office space at Landmark Centre, Tampa, Florida, dated
             February 1995, between Southeast Financial Center Associates, as landlord and
             Registrant, as tenant (filed herewith).
10b      --  Registrant's 1985 Stock Option Plan (incorporated by reference to Exhibit 10b(1)
             to Form 10-K for the year ended December 31, 1984).
10c      --  Registrant's 1989 Stock Option Plan (incorporated by reference to Exhibit 10f to
             Form 10-K for the year ended December 31, 1989).
10d      --  Loan Agreement between Continental Casualty Company and Registrant dated August
             23, 1991 (incorporated by reference to Exhibit 10d to Form 10-K for the year ended
             December 31, 1991).
10e      --  Indemnity Agreement dated January 1, 1979, among the Registrant, Whiting National
             Management, Inc., and Pennsylvania Manufacturers' Association Insurance Company
             (incorporated by reference to Exhibit 10g to Registration Statement No. 33-58090
             on Form S-4).
10f      --  Agency Agreement dated January 1, 1979 among the Registrant, Whiting National
             Management, Inc., and Pennsylvania Manufacturers' Association Insurance Company
             (incorporated by reference to Exhibit 10h to Registration Statement No. 33-58090
             on Form S-4).
10g      --  Indemnification Agreement, dated February 22, 1993, between the Registrant and
             William F. Poe, Sr. (incorporated by reference to Exhibit 10k to Registration
             Statement No. 33-58090 on Form S-4).*
10h      --  Indemnification Agreement, dated April 28, 1993, as amended March 24, 1994, between the Registrant and J. Hyatt Brown (incorporated by reference to Exhibit
             10h to Form 10-K for the year ended December 31, 1993).
10i      --  Deferred Compensation Agreement, dated May 1, 1983, as amended April 27, 1993, between the Registrant and Kenneth E. Hill (incorporated by reference to Exhibit
             10i to Form 10-K for the year ended December 31, 1993).
10j      --  Employment Agreement, dated April 28, 1993 between the Registrant and William F.
             Poe, Sr. (incorporated by reference to Exhibit 10j to Form 10-K for the year ended
             December 31, 1993).
10k      --  Employment Agreement, dated April 28, 1993 between the Registrant and J. Hyatt
             Brown (incorporated by reference to Exhibit 10k to Form 10-K for the year ended
             December 31, 1993).

101      --  Portions of Employment Agreement, dated April 28, 1993 between the Registrant and
             Kenneth E. Hill (incorporated by reference to Exhibit 101 to Form 10-K for the year ended December 31, 1993).
10m      --  Portions of Employment Agreement, dated April 28, 1993 between the Registrant and
             Jim W. Henderson (incorporated by reference to Exhibit 10m to Form 10-K for the year ended December 31, 1993).
10n      --  Portions of Promissory Note and Security Agreement, dated January 20, 1995, between William F. Poe Sr., and the Registrant (filed herewith).
11       --  Portions of Statement Re: Computation of Per Share Earnings (filed herewith).
13       --  Portions of Registrant's 1994 Annual Report to Shareholders (not deemed "filed"
             under the Securities Exchange Act of 1934, except for those portions specifically incorporated by reference herein).
22       --  Subsidiaries of the Registrant (incorporated by reference to Exhibit 22 to Form
             10-K for the year ended December 31, 1993).
23       --  Consent of Ernst & Young LLP (filed herewith).
27       --  Financial Data Schedule (filed herewith).

---------------

* The registrant has Indemnification Agreements with certain of its other directors and former directors (Joseph E. Brown, Bruce G. Geer, V.C. Jordan, Jr., Byrne Litschgi, Charles W. Poe, William F. Poe, Jr., and Bernard H. Mizel) that are identical in all material respects to Exhibit 10g except for the parties involved and the dates executed.

     (b) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the fourth quarter of 1994.

                                  SCHEDULE II

                       POE & BROWN, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                       COLUMN C
                                             -----------------------------
                                                       ADDITIONS
                                  COLUMN B   -----------------------------
                                  --------                                                     COLUMN E
                                  BALANCE       (1)             (2)                            --------
                                     AT      ----------   ----------------     COLUMN D        BALANCE
            COLUMN A              BEGINNING  CHARGED TO      CHARGED TO      -------------        AT
--------------------------------     OF       COST AND    OTHER ACCOUNTS--   DEDUCTIONS --      END OF
          DESCRIPTION              PERIOD     EXPENSES        DESCRIBE         DESCRIBE         PERIOD
--------------------------------  --------   ----------   ----------------   -------------     --------
Year ended December 31, 1994
  Deducted from asset account:
     Allowance for doubtful
       accounts.................  $435,000    $ 19,000        $     --         $ 385,000(A)    $69,000
                                  --------   ----------   ----------------   -------------     --------
Year ended December 31, 1993
  Deducted from asset account:
     Allowance for doubtful
       accounts.................  $590,000    $562,000        $     --         $ 717,000(A)    $435,000
                                  --------   ----------   ----------------   -------------     --------
Year ended December 31, 1992
  Deducted from asset account:
     Allowance for doubtful
       accounts.................  $250,000    $318,000        $     --         $ 409,000(A)    $590,000
                                  --------   ----------   ----------------   -------------     --------

---------------

(A) Uncollectible accounts written off, net of recoveries.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          POE & BROWN, INC.
                                          Registrant

                                          By:      /s/  J. HYATT BROWN
                                            ------------------------------------
                                                       J. Hyatt Brown
                                                  Chief Executive Officer
Date: March 29, 1995

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                  SIGNATURE                                 TITLE                     DATE
---------------------------------------------   ------------------------------   --------------
                  /s/  J. HYATT BROWN           Chairman of the Board,           March 29, 1995
---------------------------------------------     President and Chief
               J. Hyatt Brown                     Executive Officer (Principal
                                                  Executive Officer)

              /s/  SAMUEL P. BELL, III          Director                         March 29, 1995
---------------------------------------------
             Samuel P. Bell, III

                   /s/  BRUCE G. GEER           Director                         March 29, 1995
---------------------------------------------
                Bruce G. Geer

                /s/  JIM W. HENDERSON           Director                         March 29, 1995
---------------------------------------------
              Jim W. Henderson

                 /s/  KENNETH E. HILL           Director                         March 29, 1995
---------------------------------------------
               Kenneth E. Hill

             /s/  THEODORE J. HOEPNER           Director                         March 29, 1995
---------------------------------------------
             Theodore J. Hoepner

                  /s/  CHARLES W. POE           Director                         March 29, 1995
---------------------------------------------
               Charles W. Poe

              /s/  WILLIAM F. POE, SR.          Director                         March 29, 1995
---------------------------------------------
             William F. Poe, Sr.

              /s/  WILLIAM F. POE, JR.          Director                         March 29, 1995
---------------------------------------------
             William F. Poe, Jr.

                /s/  TIMOTHY L. YOUNG           Vice President and Chief         March 29, 1995
---------------------------------------------     Financial Officer (Principal
              Timothy L. Young                    Financial and Accounting
                                                  Officer)

                 EXHIBIT INDEX

                 3a             Certificate of Incorporation of the Registrant, as last amended on April 28, 1993.

                 4              Revolving Loan Agreement dated November 9, 1994, by and among the Registrant and
                                SunBank, National Association.

                 10a(4)         Lease agreement for office space at Landmark Centre, Tampa, Florida, dated February
                                1995, between Southeast Financial Center Associates, as landlord and Registrant, as tenant.

                 10n            Promissory Note and Security Agreement, dated January 20, 1995, between William F. Poe Sr., and the Registrant.

                 11             Statement Re: Computation of Per Share Earnings.

                 13             Portions of Registrant's 1994 Annual Report to Shareholders (not deemed "filed" under the
                                Securities Exchange Act of 1934, except for those portions specifically incorporated by reference herein).

                 23             Consent of Ernst & Young LLP.

                 27             Financial Data Schedule (for SEC purposes).