Form 10-Q
period 1995-03-31
POE & BROWN INC
filed 1995-05-15
CIK 79282

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the quarter period ended March 31, 1995.

                                       or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the transition period from                      to
                               --------------------    ------------------
Commission file number 0-7201.




                               POE & BROWN, INC.

             (Exact name of Registrant as specified in its charter)

                   FLORIDA                                  59-0864469
         -------------------------------         -------------------------------
         (State or other jurisdiction of         (I.R.S. Employer Identification
         Incorporation or organization)                       Number)

         220 S. RIDGEWOOD AVE., DAYTONA BEACH, FL             32114
         ----------------------------------------           ----------
         (Address of principal executive offices)           (Zip Code)



       Registrant's telephone number, including area code: (904) 252-9601




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past ninety (90) days. Yes  X   No
                                                ---     ---



The number of shares of the Registrant's common stock, $.10 par value, outstanding as of May 10, 1995, was 8,666,000.

                               POE & BROWN, INC.

                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1995


                                                                     PAGE
                                                                     ----
PART I.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  Item 1.  Condensed Consolidated Financial Statements (Unaudited)

           Condensed Consolidated Statements of Income for the
           three months ended March 31, 1995 and 1994                 3

           Condensed Consolidated Balance Sheets as of March 31,
           1995 and December 31, 1994                                 4

           Condensed Consolidated Statements of Cash Flows for
           the three months ended March 31, 1995 and 1994             5

           Notes to Condensed Financial Statements                    6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        8


PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings                                         10

  Item 4.  Submission of Matters to a Vote of Security Holders       10

  Item 6.  Exhibits and Reports on Form 8-K                          10


SIGNATURES                                                           10

                               POE & BROWN, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                            FOR THE THREE MONTHS
                                                               ENDED MARCH 31,
                                                              1995        1994
                                                              ----        ----
REVENUES

  Commissions and fees .................................     $26,439     $25,568
  Investment income ....................................         864       2,756
  Other income .........................................          40         205
                                                             -------     -------
     Total revenues ....................................      27,343      28,529
                                                             -------     -------

EXPENSES

  Employee compensation and benefits ...................      13,901      13,437
  Other operating expenses .............................       6,064       6,179
  Interest and amortization ............................       1,199       1,416
                                                             -------     -------
     Total expenses ....................................      21,164      21,032
                                                             -------     -------

  Income before income taxes ...........................       6,179       7,497
  Income taxes .........................................       1,927       2,872
                                                             -------     -------

NET INCOME .............................................     $ 4,252     $ 4,625
                                                             =======     =======

Net Income per common and common equivalent share ......     $  0.49     $  0.54

Weighted average number of shares outstanding ..........       8,692       8,604

                               POE & BROWN, INC.

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                          MARCH 31, DECEMBER 31,
                                                                                            1995       1994
                                                                                           ------     ------
ASSETS
 Cash and cash equivalents ............................................................   $ 29,341   $ 23,185
 Short-term investments ...............................................................        685        787
 Premiums receivable from customers, less allowance for
  doubtful accounts of $80 in 1995 and $69 in 1994 ....................................     55,266     56,784
 Other current assets .................................................................      4,337      6,778
                                                                                          --------   --------
 Total current assets .................................................................     89,629     87,534

 Property and equipment ...............................................................      8,656      8,330
 Intangibles ..........................................................................     33,310     32,973
 Other assets .........................................................................     11,832     12,142
                                                                                          --------   --------

 Total assets .........................................................................   $143,427   $140,979
                                                                                          ========   ========

LIABILITIES
 Premiums payable .....................................................................   $ 64,238   $ 63,195
 Premium deposits and credits due customers ...........................................      5,679      6,970
 Other accounts payable and accrued expenses ..........................................      9,479      8,302
 Current portion of long-term debt ....................................................      1,232      1,245
                                                                                          --------   --------
 Total current liabilities ............................................................     80,628     79,712

 Long-term debt .......................................................................      8,063      7,619
 Deferred income taxes ................................................................      2,250      3,778
 Other liabilities ....................................................................      5,467      5,765
                                                                                          --------   --------
 Total liabilities ....................................................................     96,408     96,874
                                                                                          --------   --------

 Commitments and Contingent Liabilities

SHAREHOLDERS' EQUITY Common stock, $.10 par value:
  Authorized 18,000 shares; issued 8,662 shares
  in 1995 and 8,698 in 1994 ...........................................................        866        870
 Additional paid-in capital ...........................................................      1,883      1,772
 Retained earnings ....................................................................     39,356     36,122
 Net unrealized gains on available-for-sale securities ................................      4,914      5,341
                                                                                          --------   --------
 Total shareholders' equity ...........................................................     47,019     44,105
                                                                                          --------   --------

 Total liabilities and shareholders' equity ...........................................   $143,427   $140,979
                                                                                          ========   ========


                  See notes to condensed financial statements.

                               POE & BROWN, INC.


          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                              FOR THE THREE MONTHS ENDED MARCH 31,
                                                                              ------------------------------------
                                                                                      1995            1994
                                                                                      ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .....................................................................   $     4,252    $     4,625
Adjustments to reconcile net income to net cash
 provided by operating activities:
Depreciation and amortization ..................................................         1,610          1,654
Provision for doubtful accounts ................................................            15              8
Deferred income taxes ..........................................................        (1,420)             0
Net gains on sales of investments, fixed assets
 and customer accounts, ........................................................          --           (2,367)
Premiums and commissions receivable, decrease (increase) .......................         1,503         (1,055)
Other assets decrease ..........................................................         2,112             31
Premiums payable to insurance companies, increase (decrease) ...................         1,043         (1,260)
Premium deposit and credits due customers (decrease) increase ..................        (1,291)         1,506
Accounts payable and accrued expenses, increase ................................         1,177            922
Other liabilities (decrease) increase ..........................................          (298)           560
                                                                                   -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES ......................................         8,703          4,624
                                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to fixed assets ......................................................          (895)          (863)
Payments for businesses acquired, net of cash acquired .........................        (1,377)          --
Proceeds from sales of fixed assets and customer accounts ......................          --              184
Purchases of investments .......................................................          (107)          --
Proceeds from sales of investments .............................................           316          2,315
Other investing activities, net ................................................          --              308
                                                                                   -----------    -----------
NET CASH (USED IN) PROVIDING INVESTING ACTIVITIES ..............................        (2,067)         1,944
                                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on long term debt and notes payable ....................................          (710)        (6,316)
Proceeds from long term debt and notes payable .................................         1,141          3,300
Exercise of stock options, issuance of stock ...................................           107            334
Cash dividends paid ............................................................        (1,018)          (836)
                                                                                   -----------    -----------
NET CASH (USED IN) FINANCING ACTIVITIES ........................................          (480)        (3,518)
                                                                                   -----------    -----------

Net increase in cash and cash equivalents ......................................         6,156          3,050
Cash and cash equivalents at beginning of period ...............................        23,185         27,132
                                                                                   -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................................   $    29,341    $    30,182
                                                                                   ===========    ===========



           See notes to condensed consolidated financial statements.

                               POE & BROWN, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - BASIS OF FINANCIAL REPORTING

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

     Results of operations for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.

NOTE 2 - NET INCOME PER SHARE

     Net income per share is based upon the weighted average number of shares outstanding, adjusted for the dilutive effect of stock options, which is the same on both a primary and a fully-diluted basis.

NOTE 3 - MERGER

    On March 1, 1995, the Company issued 146,300 shares of its common stock for all of the partnership interest in Insurance West, a Phoenix Arizona general insurance company. The merger has been accounted for as a pooling-of-interests and, accordingly, the Company's consolidated financial statements have been restated for all periods prior to the merger to include the results of operations, financial position, and cash flows of Insurance West.

NOTE 4 - LONG-TERM DEBT

     The Company continues to maintain its credit agreement with a major insurance company under which up to $7 million presently may be borrowed at an interest rate equal to the prime lending rate plus one percent. The available amount will decrease by $1 million each August, as described in Note 7 to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. As of March 31, 1995, $7 million was outstanding under the agreement.

   In November 1994, the Company entered into a revolving credit facility with a national banking institution which provides for available borrowings of up to $10 million. As of March 31, 1995, there were no borrowings against this line of credit.

                               POE & BROWN, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 5 - INCOME TAXES

   In 1992, the Internal Revenue Service (Service) completed examinations of the Company's federal income tax returns for the tax years 1988, 1989, and 1990. As a result of its examinations, the Service issued Reports of Proposed Adjustments asserting income tax deficiencies which, by including interest and state income taxes for the periods examined and the Company's estimates of similar adjustments for subsequent periods through December 31, 1993, would total $6,100,000. The disputed items related primarily to the deductibility of amortization of purchased customer accounts of approximately $5,107,000 and non-compete agreements of approximately $993,000. In addition, the Service's report included a dispute regarding the time at which the Company's payments made pursuant to certain indemnity agreements would be deductible for tax reporting purposes. During September 1994, the Company reached a settlement agreement with the Service with respect to certain of the disputed amortization items and the indemnity agreement payment issue. In March 1995, the Company reached a settlement agreement with the Service with respect to the remaining disputed items. Based upon this settlement and after taking into consideration a $250,000 reduction in the Company's general tax reserves resulting from current and expected payments under the settlement agreement, the Company recorded a $450,000 adjustment to decrease reserves in the first quarter of 1995 with a corresponding reduction to current income tax provision.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Effective March 1, 1995, the Company issued 146,300 shares of its common stock to the former partners of Insurance West. The merger has been accounted for as a pooling-of-interests and accordingly, the Company's consolidated operating results for the three months ended March 31, 1994 have been restated to include the results of operations of Insurance West.

     RESULTS OF OPERATIONS

     Net Income. Net income for the first quarter of 1995 was $4,252,000 or $.49 per share, compared with net income in the first quarter of 1994 of $4,625,000, or $.54 per share. The 1995 earnings per share includes a favorable tax reserve adjustment of $.05 per share resulting from the reduction in general tax reserves stemming from the March 1995 settlement of the Company's remaining IRS examination issues. The 1994 earnings per share include a $.16 per share gain from the sale of approximately 23% of the Company's investment in common stock of the Rock-Tenn Company.

     Commissions and Fees. Commissions and fees for the first quarter of 1995 increased $871,000, or 3% from 1994. The increase is primarily attributable to an increase in contingent commissions of $618,000 or 25% over the first quarter of 1994.

     Investment Income. Investment income for the three-month period in 1995 decreased $1,892,000 primarily due to the sale of approximately 23% of the Company's investment in the common stock of Rock-Tenn Company, which resulted in a $2,185,000 gain.

     Other Income. Other income primarily includes the sale of customer accounts. Other income for the three month period ended March 31, 1995 decreased from the same period in 1994 due to less sales of customer accounts.

     Employee Compensation and Benefits. Compensation and employee benefits increased 3% during the first quarter of 1995. This increase primarily relates to the net increase in commissions and fees and merit pay increases.

     Other Operating Expenses. Other operating expenses for the first quarter of 1995 decreased $115,000 or 2% under the same period in 1994. Even though these expenses remained relatively flat, there were decreases in advertising costs.

     Interest and Amortization. Interest and amortization expense decreased $217,000 during the first quarter of 1995 primarily as a result of lower average borrowings as compared to the same period in 1994. .

     Income Taxes. The Company's effective tax rate decreased from 38.3% in 1994 to 31.2% in 1995. The decrease in the effective income tax rate is primarily the result of a $450,000 reduction in the Company's income tax reserves during the first quarter due to the favorable settlement in March 1995 of the remaining outstanding Internal Revenue Service examination assessments which the Company had originally protested. See Note 5 to the condensed consolidated financial statements for further information. The Company's effective tax rate for the remainder of 1995 is expected to approximate 38%.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents increased by $6,156,000 from December 31, 1994 to $29,341,000 at March 31, 1995. During the first quarter of 1995, cash was provided primarily from operating activities of $8,703,000. Cash was used primarily to acquire businesses for $1,377,000 and pay dividends on the Company's common stock. The current ratio improved to 1.11 as of March 31, 1995 from 1.10 as of December 31, 1994.

     The Company has a revolving credit agreement with a major insurance company under which up to $7 million presently may be borrowed at an interest rate equal to the prime lending rate plus one percent, which will decrease by $1 million each August through the year 2001 when it will expire. As of March 31, 1995, the maximum amount of borrowings were outstanding. In November 1994, the Company entered into a resolving credit facility with a national banking institution which provides for available borrowings of up to $10 million. As of March 31, 1995, there were no borrowings against this line of credit. The Company believes that its existing cash, cash equivalents, short-term investments funds generated from operations and available credit facility borrowings are sufficient to satisfy its normal financial needs.

                               POE & BROWN, INC.

                          PART II - OTHER INFORMATION

     ITEM 1 - LEGAL PROCEEDINGS

     The Company is involved in various pending or threatened proceedings by or against the Company or one or more of its subsidiaries which involve routine litigation relating to insurance risks placed by the Company and other contractual matters. The Company's management does not believe that any of such pending or threatened proceedings will have a material adverse effect on the consolidated financial position or results of operations of the Company.

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 19, 1995, the Company held its Annual Meeting of Shareholders to elect directors. At this meeting, Samuel P. Bell, III, J. Hyatt Brown, Bruce G. Geer, Jim W. Henderson, Theodore J. Hoepner, Kenneth E. Hill, Charles W. Poe, William F. Poe Jr., and William F. Poe Sr., were re-elected as directors of the Company. Also, the proposal to allocate 150,000 additional shares of common stock to the Company's 1990 Employee Stock Purchase Plan was approved.


     ITEM 5 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits - Exhibit 11 - Statement re: Computation of Per Share
Earnings
                    Exhibit 27 - Financial Data Schedule (for SEC use only)


     (b) There were no reports filed on Form 8-K during the quarter ended March 31, 1995.

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     POE & BROWN, INC.




Date:  May 14, 1995                  Timothy L. Young
                                     ----------------
                                     TIMOTHY L. YOUNG
                                     CHIEF FINANCIAL OFFICER
                                     (duly authorized officer and principal
                                     financial officer and principal accounting officer)