Form 10-Q
period 1995-06-30
POE & BROWN INC
filed 1995-08-04
CIK 79282

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the quarter period ended June 30, 1995.

                                       or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ______________
Commission file number 0-7201.




                               POE & BROWN, INC.

             (Exact name of Registrant as specified in its charter)

          FLORIDA                                     59-0864469
- ---------------------------------           -------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification
Incorporation or organization)                         Number)

220 S. RIDGEWOOD AVE., DAYTONA BEACH, FL                32114
- ----------------------------------------    -------------------------------
(Address of principal executive offices)              (Zip Code)



      Registrant's telephone number, including area code:  (904) 252-9601



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past ninety (90) days.    Yes  X    No
                                                  -----     -----

The number of shares of the Registrant's common stock, $.10 par value, outstanding as of June 30, 1995, was 8,662,686.

                               POE & BROWN, INC.
                               =================

                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1995
                      -----------------------------------

                                                                                              PAGE
                                                                                              ----
     PART I.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       Item 1.  Condensed Consolidated Financial Statements (Unaudited)

                Condensed Consolidated Statements of Income for the three
                   and six months ended June 30, 1995 and 1994                                3

                 Condensed Consolidated Balance Sheets as of June 30,
                   1995 and December 31, 1994                                                 4

                 Condensed Consolidated Statements of Cash Flows for
                  the six months ended June 30, 1995 and 1994                                 5

                 Notes to Condensed Consolidated Financial Statements                         6

       Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                          8


     PART II.  OTHER INFORMATION

       Item 1.  Legal Proceedings                                                             10

       Item 4.  Submission of Matters to a Vote of Security Holders                           10

       Item 6.  Exhibits and Reports on Form 8-K                                              10


     SIGNATURES                                                                               10

                               POE & BROWN, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                  FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                                      ENDED JUNE 30,           ENDED JUNE 30,
                                                                  --------------------       ------------------
                                                                  1995            1994       1995          1994
                                                                  ----            ----       ----          ----
REVENUES
 Commissions and fees . . . . . . . . . . . . . . . . . .       $  24,364     $  22,569     $  50,803    $  48,137
 Investment income  . . . . . . . . . . . . . . . . . . .             992           732         1,856        3,488
 Other income . . . . . . . . . . . . . . . . . . . . . .             290            33           330          238
                                                                ---------     ---------     ---------    ---------
    Total revenues. . . . . . . . . . . . . . . . . . . .          25,646        23,334        52,989       51,863
                                                                ---------     ---------     ---------    ---------

EXPENSES
 Compensation and employee benefits . . . . . . . . . . .          13,701        12,878        28,051       26,315
 Other operating expenses . . . . . . . . . . . . . . . .           6,077         5,740        11,692       11,919
 Interest and amortization  . . . . . . . . . . . . . . .           1,219         1,438         2,418        2,854
                                                                ---------     ---------     ---------    ---------

    Total expenses  . . . . . . . . . . . . . . . . . . .          20,997        20,056        42,161       41,088
                                                                ---------     ---------     ---------    ---------


Income before income taxes  . . . . . . . . . . . . . . .           4,649         3,278        10,828       10,775

Income taxes  . . . . . . . . . . . . . . . . . . . . . .           1,790         1,260         3,717        4,132
                                                                ---------     ---------     ---------    ---------

NET INCOME  . . . . . . . . . . . . . . . . . . . . . . .       $   2,859     $   2,018     $   7,111    $   6,643
                                                                =========     =========     =========    =========

 Net income per common and common equivalent share  . . .       $     .33     $     .23     $     .82    $     .77
                                                                =========     =========     =========    =========
 Dividends declared per share . . . . . . . . . . . . . .       $     .12     $     .10     $     .24    $     .20
                                                                =========     =========     =========    =========

 Weighted average number of shares outstanding  . . . . .          8,716          8,627         8,696        8,615






           See notes to condensed consolidated financial statements.

                               POE & BROWN, INC.

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                  JUNE 30       DECEMBER 31
                                                                                   1995            1994
                                                                                   ----            ----
     ASSETS
       Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . .     $  33,208       $  23,185
       Short-term investments . . . . . . . . . . . . . . . . . . . . . . .           672             787
       Premiums receivable from customers, less allowance for
         doubtful accounts of $124 in 1995 and $69 in 1994  . . . . . . . .        46,760          56,784
       Other current assets . . . . . . . . . . . . . . . . . . . . . . . .         5,249           6,779
                                                                                ---------       ---------
       Total current assets . . . . . . . . . . . . . . . . . . . . . . . .        85,889          87,535

       Fixed assets, net. . . . . . . . . . . . . . . . . . . . . . . . . .         9,206           8,330
       Intangible assets, net . . . . . . . . . . . . . . . . . . . . . . .        33,072          32,973
       Investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         9,264           9,274
       Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,129           2,868
                                                                                ---------       ---------

       Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 141,560       $ 140,980
                                                                                =========       =========

     LIABILITIES
       Premiums payable to insurance companies  . . . . . . . . . . . . . .     $  59,280       $  63,195
       Premium deposits and credits due customers . . . . . . . . . . . . .         5,600           6,970
       Accounts payable and accrued expenses  . . . . . . . . . . . . . . .         7,879           8,302
       Current portion of long-term debt  . . . . . . . . . . . . . . . . .         1,420           1,434
                                                                                ---------       ---------
       Total current liabilities  . . . . . . . . . . . . . . . . . . . . .        74,179          79,901

       Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . .         8,199           7,430
       Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . .         3,320           3,778
       Other liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .         6,584           5,765
                                                                                ---------       ---------
       Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .        92,282          96,874
                                                                                ---------       ---------

     SHAREHOLDERS' EQUITY
       Common stock, $.10 par value:
       Authorized 18,000 shares; issued 8,663 shares
         in 1995 and 8,635 in 1994  . . . . . . . . . . . . . . . . . . . .           867             864
       Additional paid-in capital . . . . . . . . . . . . . . . . . . . . .         2,403           2,241
       Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . .        40,704          35,660
       Unrealized appreciation of available-for-sale securities, net  . . .         5,304           5,341
                                                                                ---------       ---------
       Total shareholders' equity . . . . . . . . . . . . . . . . . . . . .        49,278          44,106
                                                                                ---------       ---------

       Total liabilities and shareholders' equity . . . . . . . . . . . . .     $ 141,560       $ 140,980
                                                                                =========       =========

           See notes to condensed consolidated financial statements.

                               POE & BROWN, INC.


          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                          FOR THE SIX MONTHS ENDED JUNE 30,
                                                                          ---------------------------------
                                                                               1995             1994
                                                                               ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   7,111       $   6,643
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization . . . . . . . . . . . . . . . . . . . . .         3,266           3,361
Provision for doubtful accounts . . . . . . . . . . . . . . . . . . . .            55              47
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . .        (1,638)              -
Net gains on sales of investments, fixed assets
  and customer accounts   . . . . . . . . . . . . . . . . . . . . . . .          (311)         (2,389)
Premiums and commissions receivable, decrease . . . . . . . . . . . . .         9,969           6,516
Other assets, decrease  . . . . . . . . . . . . . . . . . . . . . . . .         1,239             925
Premiums payable to insurance companies, (decrease) . . . . . . . . . .        (3,915)         (4,585)
Premium deposit and credits due customers, (decrease)   . . . . . . . .        (1,370)           (644)
Accounts payable and accrued expenses, (decrease) . . . . . . . . . . .          (423)         (2,276)
Other liabilities, increase . . . . . . . . . . . . . . . . . . . . . .           819             872
                                                                            ---------       ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . . . . .
                                                                               14,802           8,470
                                                                            ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to fixed assets . . . . . . . . . . . . . . . . . . . . . . .        (2,100)         (1,453)
Payments for businesses acquired, net of cash acquired  . . . . . . . .          (825)              -
Proceeds from sales of fixed assets and customer accounts . . . . . . .           362             184
Purchases of investments  . . . . . . . . . . . . . . . . . . . . . . .          (261)              -
Proceeds from sales of investments  . . . . . . . . . . . . . . . . . .           326           2,404
Other investing activities, net . . . . . . . . . . . . . . . . . . . .             -              18
                                                                            ---------       ---------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES . . . . . . . . . .        (2,498)          1,153
                                                                            ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long term debt and notes payable  . . . . . . . . . . . . .          (639)         (9,051)
Proceeds from long term debt and notes payable  . . . . . . . . . . . .           260           3,234
Exercise of stock options, issuance of stock  . . . . . . . . . . . . .           165             742
Partnership distributions . . . . . . . . . . . . . . . . . . . . . . .             -            (129)
Cash dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . .        (2,067)         (1,674)
                                                                            ---------       ---------
NET CASH (USED IN) FINANCING ACTIVITIES . . . . . . . . . . . . . . . .        (2,281)         (6,878)
                                                                            ---------       ---------

Net increase in cash and cash equivalents . . . . . . . . . . . . . . .        10,023           2,745
Cash and cash equivalents at beginning of period  . . . . . . . . . . .        23,185          27,132
                                                                            ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . . . . . .     $  33,208       $  29,877
                                                                            =========       =========


           See notes to condensed consolidated financial statements.

                               POE & BROWN, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 JUNE 30, 1995

     NOTE 1 - BASIS OF FINANCIAL REPORTING

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and the adjustment described in Note 5) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

     Results of operations for the three- and six-month periods ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

     NOTE 2 - NET INCOME PER SHARE

     Net income per share is based upon the weighted average number of shares outstanding, adjusted for the dilutive effect of stock options, which is the same on both a primary and a fully-diluted basis.

     NOTE 3 - MERGER AND ACQUISITIONS

     Effective March 1, 1995, the Company issued 146,300 shares of its common stock for all of the partnership interest in Insurance West, a Phoenix Arizona general insurance agency. The merger has been accounted for as a pooling-of-interests and, accordingly, the Company's consolidated financial statements have been restated for all periods prior to the merger to include the results of operations, financial position, and cash flows of Insurance West. The separate company operating results of Insurance West for periods prior to the merger are not material to the Company's consolidated operating results.

     During the first quarter of 1995 the Company acquired substantially all of the assets of King Insurance Agency, Inc. of Naples, Florida. During the second quarter of 1995, the Company acquired substantially all of the assets of
S. Lloyd Underwriters, Inc. of Ft. Lauderdale, Florida. In addition, during the first and second quarters of 1995 the Company purchased four small books of business (customer accounts). In connection with these acquisitions, the Company acquired assets valued at $1,960,000 in exchange for cash of $825,000 and debt of $1,135,000. These acquisitions have been accounted for using the purchase method of accounting. Their results of operations have been combined with those of the Company since their respective acquisition dates. Pro forma results of operations for the three- and six-month periods ended June 30, 1995 and 1994, including these acquisitions as if they occurred on January 1, 1994, were not materially different from the results of operations as reported.

     NOTE 4 - LONG-TERM DEBT

     The Company continues to maintain its credit agreement with a major insurance company under which up to $7 million presently may be borrowed at an interest rate equal to the prime lending rate plus one percent. The available amount will decrease by $1 million each August, as described in Note 7 to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. As of June 30, 1995, $7 million was outstanding under the agreement.

     The Company currently maintains a revolving credit facility with a national banking institution which provides for available borrowings of up to $10 million. As of June 30, 1995 there were no borrowings against this line of credit.

NOTE 5 - INCOME TAXES

    In 1992, the Internal Revenue Service (Service) completed examinations of the Company's federal income tax returns for the tax years 1988, 1989, and 1990. As a result of its examinations, the Service issued Reports of Proposed Adjustments asserting income tax deficiencies which, by including interest and state income taxes for the periods examined and the Company's estimates of similar adjustments for subsequent periods through December 31, 1993, would total $6,100,000. The disputed items related primarily to the deductibility of amortization of purchased customer accounts of approximately $5,107,000 and non-compete agreements of approximately $993,000. In addition, the Service's report included a dispute regarding the time at which the Company's payments made pursuant to certain indemnity agreements would be deductible for tax reporting purposes. During September 1994, the Company reached a settlement agreement with the Service with respect to certain of the disputed amortization items and the indemnity agreement payment issue. In March 1995, the Company reached a settlement agreement with the Service with respect to the remaining disputed items. Based upon this settlement and after taking into consideration a $250,000 reduction in the Company's general tax reserves resulting from current and expected payments under the settlement agreement, the Company recorded a $450,000 adjustment to decrease reserves in the first quarter of 1995 with a corresponding reduction to its income tax provision.

NOTE 6 - CONTINGENCIES

    The Company is not a party to any legal proceedings other than various claims and lawsuits arising in the normal course of business. Management of the Company does not believe that any such claims or lawsuits will have a material effect on the Company's financial condition or results of operations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Effective March 1, 1995, the Company issued 146,300 shares of its common stock to the former partners of Insurance West. The merger has been accounted for as a pooling-of-interests and accordingly, the Company's consolidated operating results for the three- and six-month periods ended June 30, 1994 have been restated to include the results of operations of Insurance West.

     RESULTS OF OPERATIONS

     Net Income. Net income for the second quarter of 1995 was $2,859,000, or $.33 per share, compared with net income in the second quarter of 1994 of $2,018,000, or $.23 per share, a 43% increase in per share earnings. Net income for the six months ended June 30, 1995 was $7,111,000 or $.82 per share, compared with 1994 same period net income of $6,643,000, or $.77 per share, for a 6% increase.

    The six months ended June 30, 1995 earnings per share includes a favorable tax reserve adjustment of $.05 per share resulting from the reduction in general tax reserves stemming from the March 1995 settlement of the Company's remaining IRS examination issues. The 1994 earnings per share includes a $.16 per share gain from the sale of approximately 23% of the Company's investment in common stock of Rock Tenn Company (Rock Tenn). Excluding these items, the 1995 earnings per share increased from $.61 in 1994 to $.77 in 1995, a 26% increase.

     Commissions and Fees. Commissions and fees for the second quarter of 1995 increased $1,795,000, or 8% from 1994. The increase is partially attributable to new business production. Commissions and fees for the six month ended June 30, 1995 were $50,803,000 compared to $48,137,000 for the same period in 1994, a 6% increase. The increase is attributable to an increase in contingent commissions of $919,000, revenues from acquired agencies of $914,000, and the remainder primarily to new business production.

     Investment Income. Investment income for the quarter ended June 30, 1995 was up $260,000 or 36% over 1994. Investment income for the six-month period in 1995 decreased $1,632,000. This decrease is related to the $2,185,000 gain from the sale of approximately 23% of the Company's investment in the common stock of Rock Tenn that occurred during March 1994. Excluding this gain, investment income during the first six months of 1995 increased by approximately $553,000 or 42%. The increase in investment income after excluding the Rock Tenn gain is due to increased available funds, the implementation of a consolidated cash management program that has resulted in improved earnings on cash and cash equivalents, and increased interest rates. The Company continues to own 509,064 shares of common stock of Rock-Tenn and has no current plans to sell these shares.

     Other Income.   Other income consists primarily of gains and losses from
the sale and disposition of assets. Other income increased approximately $92,000 for the six months ended June 30, 1995 over the same period for 1994 and approximately $257,000 for the three months ended June 30, 1995 over the same period for 1994.

     Employee Compensation and Benefits.   Compensation and employee benefits
increased during both the three and six months ended June 30, 1995. The increase for the six-month period ended June 30, 1995 is 6.6% while the increase for the quarter ended June 30, 1995 is 6.4%. This increase is due primarily to additional commission expense as a result of the increased commission and fee revenues and increases in accruals of $314,000 and $542,000 for the three and six months ended June 30, 1995, respectively, resulting from the accelerated vesting of benefits under certain terminated deferred compensation arrangements. Compensation and employee benefits as a percentage of commissions and fees were generally consistent between the 1995 and 1994 periods. As of June 30, 1995, the Company had 993 full-time equivalent employees compared to 1,027 at June 30, 1994.

    Other Operating Expenses.   Other operating expenses for the three months
ended June 30, 1995 increased $337,000 over the same period in 1994 but declined as a percentage of commissions and fees from 25.4% to 24.9%. Other operating expenses for the six months ended June 30, 1995 decreased $227,000 from 1994 and declined as a percentage of commissions and fees from 24.8% to 23.0%. This decrease is due primarily to continued improvements in operational efficiencies.

     Interest and Amortization.   Interest and amortization expense decreased
$219,000 during the second quarter of 1995 and $436,000 during the six months ended June 30, 1995 over the same periods in 1994. This reduction is primarily as a result of lower average borrowings.

     Income Taxes.   The Company's effective tax rate for the three months
ended June 30, 1995 and 1994 was 38.5% and 38.4%.   The Company's effective tax
rate for the six-month period decreased from 38.3% in 1994 to 34.3% in 1995. The decrease in the effective tax rate is primarily the result of a $450,000 reduction in the Company's income tax reserves during the first quarter of 1995 due to the favorable tax settlement in March 1995 of the remaining outstanding Internal Revenue Service examinations assessments which the Company had original protested. See Note 5 to the Condensed Consolidated Financial Statements for further information. The Company's effective tax rate excluding this $450,000 tax reduction is 38.5%.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     The Company's cash and cash equivalents increased by $10,023,000 from December 31, 1994 to $33,208,000 at June 30, 1995. During the six months ended June 30, 1995, cash of $14,802,000 was provided from operating activities.
Cash was used primarily to acquire businesses for $825,000, purchase property and equipment of $2,100,000 and pay dividends of $2,067,000 on the Company's common stock. The current ratio improved to 1.15 as of June 30, 1995 from 1.10 as of December 31, 1994.

     The Company has a credit agreement with a major insurance company under which up to $7 million may be borrowed at an interest rate equal to the prime lending rate plus one percent, which will decrease by $1 million each August through the year 2001 when it will expire. As of June 30, 1995, the maximum amount of borrowings ($7,000,000) were outstanding. On August 1, 1995 the Company made a mandatory $1,000,000 payment reducing the outstanding balance to $6,000,000.


     In November 1994, the Company entered into a revolving credit facility with a national banking institution which provides for available borrowings of up to $10 million. On borrowings under this facility of less than $1,000,000 the interest rate is the higher of the prime rate or the federal funds rate plus .50%. On borrowings under this facility equal to or in excess of $1,000,000, the interest rate is LIBOR plus .50% to 1.25% depending on certain financial ratios. A commitment fee is assessed in the amount of .25% per annum on the unused balance. The facility expires in November 1997. No borrowings were outstanding against this line of credit as of June 30, 1995.

        The Company believes that its existing cash, cash equivalents, short-term investments, funds generated from operations and available credit facility borrowings are sufficient to satisfy its normal financial needs for the near term.

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

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Shareholders was held on April 19, 1995. At the Annual Meeting, all nine existing directors of the Company were re-elected to the Board. In addition, the Company's shareholders approved a proposal to amend the Company's 1990 Employee Stock Purchase Plan (the "Plan") to increase the number of shares of common stock available for purchase under the Plan from 100,000 to 250,000 shares.

     The number of votes cast for and against the proposal to amend the Plan were 7,721,870 and 74,596, respectively. There were 12,394 abstentions and no broker non-votes with respect to this proposal.

     The number of votes cast for or withheld with respect to the election of each of the directors is set forth below:

                           For                 Withheld
                        ---------              --------
J. Hyatt Brown          7,794,272               14,588

Samuel P. Bell, III     7,794,199               14,661

Bruce G. Geer           7,794,299               14,561

Jim W. Henderson        7,794,299               14,561

Kenneth E. Hill         7,794,299               14,561

Theodore J. Hoepner     7,793,998               14,862

Charles W. Poe          7,794,066               14,794

William F. Poe          7,794,066               14,794

William F. Poe, Jr.     7,794,066               14,794

There were no abstentions and no broker non-votes with respect to the election of the directors.

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits -  Exhibit 11 -  Statement re:  Computation of Per Share
                                     Earnings

                       Exhibit 27 -  Financial Data Schedule (for SEC use only)

     (b) There were no reports filed on Form 8-K during the quarter ended June 30, 1995.

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      POE & BROWN, INC.




Date:  August 4, 1995                   Timothy L. Young
                                        ----------------
                                        TIMOTHY L. YOUNG
                                        CHIEF FINANCIAL OFFICER
                                       (duly authorized officer and principal
                                        financial officer and principal
                                        accounting officer)