Form 10-Q
period 1995-09-30
POE & BROWN INC
filed 1995-11-06
CIK 79282

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter period ended September 30, 1995.
                                     or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
For the transition period from         to         Commission file number 0-7201.
                               --------   --------



                              POE & BROWN, INC.
           ------------------------------------------------------
           (Exact name of Registrant as specified in its charter)


              FLORIDA                                         59-0864469
    ---------------------------------            -------------------------------
    (State or other jurisdiction of              (I.R.S. Employer Identification
    Incorporation or organization)                            Number)

    220 S. RIDGEWOOD AVE., DAYTONA BEACH, FL                  32114
    ----------------------------------------     -------------------------------
    (Address of principal executive offices)                (Zip Code)



     Registrant's telephone number, including area code:  (904) 252-9601



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past ninety (90) days.    Yes  X    No
                                                   ---      ---

The number of shares of the Registrant's common stock, $.10 par value, outstanding as of November 1, 1995, was 8,681,509,000.

                              POE & BROWN, INC.

                              INDEX TO FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1995

                                                                                                     PAGE
                                                                                                     ----
     PART I.   FINANCIAL INFORMATION

       Item 1.  Condensed Consolidated Financial Statements (Unaudited)

                 Condensed Consolidated Statements of Income for the three
                 and nine months ended September 30, 1995 and 1994                                    3

                 Condensed Consolidated Balance Sheets as of September 30,
                 1995 and December 31, 1994                                                           4

                 Condensed Consolidated Statements of Cash Flows for
                 the nine months ended September 30, 1995 and 1994                                    5

                 Notes to Condensed Consolidated Financial Statements                                 6

       Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                   8


     PART II.  OTHER INFORMATION

       Item 1.  Legal Proceedings                                                                     10

       Item 6.  Exhibits and Reports on Form 8-K                                                      10


     SIGNATURES                                                                                       10





                              POE & BROWN, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                                                    ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                                    -------------------          -------------------
                                                                     1995          1994           1995         1994
                                                                     ----          ----           ----         ----
REVENUES
  Commissions and fees  . . . . . . . . . . . . . . . . .           $25,134       $24,430        $75,937      $72,567
  Investment income . . . . . . . . . . . . . . . . . . .               978           808          2,834        4,296
  Other income  . . . . . . . . . . . . . . . . . . . . .               238         (199)            568           39
                                                                    -------       -------        -------      -------
    Total revenues  . . . . . . . . . . . . . . . . . . .            26,350        25,039         79,339       76,902
                                                                    -------       -------        -------      -------

EXPENSES
  Compensation and employee benefits  . . . . . . . . . .            13,491        13,038         41,542       39,353
  Other operating expenses  . . . . . . . . . . . . . . .             5,285         5,758         16,977       17,656
  Interest and amortization . . . . . . . . . . . . . . .             1,342         1,418          3,760        4,272
                                                                    -------       -------        -------      -------
    Total expenses  . . . . . . . . . . . . . . . . . . .            20,118        20,214         62,279       61,281
                                                                    -------       -------        -------      -------

Income before income taxes  . . . . . . . . . . . . . . .             6,232         4,825         17,060       15,621

Income taxes  . . . . . . . . . . . . . . . . . . . . . .             2,400         1,269          6,117        5,401
                                                                    -------       -------        -------      -------

NET INCOME  . . . . . . . . . . . . . . . . . . . . . . .           $ 3,832       $ 3,556        $10,943      $10,220
                                                                    =======       =======        =======      =======


Net income per common and common equivalent share . . . .           $   .44       $   .41        $  1.26      $  1.18
                                                                    =======       =======        =======      =======
Dividends declared per share  . . . . . . . . . . . . . .           $   .12       $   .10        $   .36      $   .30
                                                                    =======       =======        =======      =======


Weighted average number of shares outstanding . . . . . .             8,710         8,661          8,695        8,630





          See notes to condensed consolidated financial statements.





                              POE & BROWN, INC.

              CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                    SEPTEMBER 30       DECEMBER 31
                                                                                        1995              1994
                                                                                        ----              ----
ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . .            $ 31,287         $ 23,185
Short-term investments  . . . . . . . . . . . . . . . . . . . . . . . . . .                 685              787
Premiums receivable from customers, less allowance for
   doubtful accounts of $100 in 1995 and $69 in 1994  . . . . . . . . . . .              49,268           56,784
Other current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .               6,622            6,779
                                                                                       --------         --------
Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .              87,862           87,535

Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . .               9,552            8,330
Intangible assets, net  . . . . . . . . . . . . . . . . . . . . . . . . . .              35,607           32,973
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              12,239           12,142
                                                                                       --------         --------
Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $145,260         $140,980
                                                                                       ========         ========

LIABILITIES
Premiums payable to insurance companies . . . . . . . . . . . . . . . . . .            $ 63,274         $ 63,195
Premium deposits and credits due customers  . . . . . . . . . . . . . . . .               4,972            6,970
Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . . .               7,328            8,302
Current portion of long-term debt . . . . . . . . . . . . . . . . . . . . .               1,420            1,434
                                                                                       --------         --------
Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . .              76,994           79,901

Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               7,484            7,430
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .               2,299            3,778
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               6,553            5,765
                                                                                       --------         --------
Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              93,330           96,874
                                                                                       --------         --------

SHAREHOLDERS' EQUITY
Common stock, $.10 par value:
   Authorized 18,000 shares; issued 8,681 shares
   in 1995 and 8,635 in 1994  . . . . . . . . . . . . . . . . . . . . . . .                 868              864
Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . .               2,338            2,241
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              43,497           35,660
Unrealized appreciation of available-for-sale securities, net . . . . . . .               5,227            5,341
                                                                                       --------         --------
Total shareholders' equity  . . . . . . . . . . . . . . . . . . . . . . . .              51,930           44,106
                                                                                       --------         --------

Total liabilities and shareholders' equity  . . . . . . . . . . . . . . . .            $145,260         $140,980
                                                                                       ========         ========


          See notes to condensed consolidated financial statements.





                              POE & BROWN, INC.
                                      4

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (IN THOUSANDS)


                                                                                FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                                ---------------------------------------
                                                                                         1995             1994
                                                                                         ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $10,943          $10,220
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . .              4,916            4,452
Provision for doubtful accounts . . . . . . . . . . . . . . . . . . . . . .                 31                -
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .             (1,639)          (1,047)
Net gains on sales of investments, fixed assets
  and customer accounts . . . . . . . . . . . . . . . . . . . . . . . . . .               (498)          (2,161)
Premiums and commissions receivable, decrease . . . . . . . . . . . . . . .              7,485            8,155
Other assets, (increase) decrease . . . . . . . . . . . . . . . . . . . . .               (135)             103
Premiums payable to insurance companies, increase (decrease)  . . . . . . .                 79          (10,558)
Premium deposit and credits due customers, (decrease) . . . . . . . . . . .             (1,998)            (625)
Accounts payable and accrued expenses, (decrease) . . . . . . . . . . . . .               (974)          (1,389)
Other liabilities, increase . . . . . . . . . . . . . . . . . . . . . . . .                788            1,060
                                                                                       -------         --------
NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . . . . . . .             18,998            8,210
                                                                                       -------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment . . . . . . . . . . . . . . . . . . . .             (3,092)          (2,105)
Payments for businesses acquired, net of cash acquired  . . . . . . . . . .             (3,935)               -
Proceeds from sales of fixed assets and customer accounts . . . . . . . . .                520              345
Purchases of investments  . . . . . . . . . . . . . . . . . . . . . . . . .               (303)               -
Proceeds from sales of investments  . . . . . . . . . . . . . . . . . . . .                413            2,366
Other investing activities, net . . . . . . . . . . . . . . . . . . . . . .                  -              (12)
                                                                                       -------         --------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES . . . . . . . . . . . .             (6,397)             594
                                                                                       -------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long term debt and notes payable  . . . . . . . . . . . . . . .             (1,995)         (10,127)
Proceeds from long term debt and notes payable  . . . . . . . . . . . . . .                500            3,300
Exercise of stock options, issuance of stock  . . . . . . . . . . . . . . .                102            1,536
Cash dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (3,106)          (2,712)
                                                                                       -------         --------
NET CASH (USED IN) FINANCING ACTIVITIES . . . . . . . . . . . . . . . . . .             (4,499)          (8,003)
                                                                                       -------         --------

Net increase in cash and cash equivalents . . . . . . . . . . . . . . . . .              8,102              801
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . .             23,185           27,132
                                                                                       -------         --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . . . . . . . .            $31,287         $ 27,933
                                                                                       =======         ========


          See notes to condensed consolidated financial statements.





                              POE & BROWN, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                              SEPTEMBER 30, 1995

      NOTE 1 - BASIS OF FINANCIAL REPORTING

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. Certain reclassifications have been made to the accompanying unaudited condensed consolidated financial statements for the period ended September 30, 1994 to make them conform to the 1995 presentation.

      Results of operations for the three- and nine-month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

      NOTE 2 - NET INCOME PER SHARE

      Net income per share is based upon the weighted average number of shares outstanding, adjusted for the dilutive effect of stock options, which is the same on both a primary and a fully-diluted basis.

      NOTE 3 - MERGER AND ACQUISITIONS

      On March 1, 1995, the Company issued 146,300 shares of its common stock for all of the partnership interest in Insurance West, a Phoenix, Arizona general insurance company. The merger has been accounted for as a pooling-of-interests and, accordingly, the Company's consolidated financial statements have been restated for all periods prior to the merger to include the results of operations, financial position, and cash flows of Insurance West. The separate company operating results of Insurance West for periods prior to the merger are not material to the Company's consolidated operating results.

      During the first quarter of 1995 the Company acquired substantially all of the assets of King Insurance Agency, Inc. of Naples, Florida. During the second quarter of 1995, the Company acquired substantially all of the assets of
S. Lloyd Underwriters, Inc. of Ft. Lauderdale, Florida. During the third quarter of 1995, the Company acquired substantially all of the assets of Roehrig/Flood & Associates, Inc. of St. Petersburg, Florida and the Robert Scott Gordon Insurance Agency of Newtown Square, Pennsylvania. In addition, during the first and second quarters of 1995 the Company purchased four small books of business (customer accounts). In connection with these acquisitions, the Company acquired assets valued at $5,560,000 in exchange for cash of $4,025,000 and debt of $1,535,000. These acquisitions have been accounted for using the purchase method of accounting. Pro forma results of operations for the three- and nine-month periods ended September, 1995 and 1994 resulting from these acquisitions were not materially different from the results of operations as reported. Their results of operations have been combined with those of the Company since their respective acquisition dates.

      NOTE 4 - LONG-TERM DEBT

      The Company continues to maintain its credit agreement with a major insurance company under which up to $6 million presently may be borrowed at an interest rate equal to the prime lending rate plus one percent. The available amount will decrease by $1 million each August, as described in Note 7 to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. As of September 30, 1995, $6 million was outstanding under the agreement.

      The Company currently maintains a revolving credit facility with a national banking institution which provides for available borrowings of up to $10 million. As of September 30, 1995 there were no borrowings against this line of credit.

      NOTE 5 - INCOME TAXES

      In 1992, the Internal Revenue Service (Service) completed examinations of the Company's federal income tax returns for the tax years 1988, 1989, and 1990. As a result of its examinations, the Service issued Reports of Proposed Adjustments asserting income tax deficiencies which, by including interest and state income taxes for the periods examined and the Company's estimates of similar adjustments for subsequent periods through December 31, 1993, would total $6,100,000. The disputed items related primarily to the deductibility of amortization of purchased customer accounts of approximately $5,107,000 and non-compete agreements of approximately $993,000. In addition, the Service's report included a dispute regarding the time at which the Company's payments made pursuant to certain indemnity agreements would be deductible for tax reporting purposes. During August 1994, the Company reached a settlement agreement with the Service with respect to certain of the disputed amortization items and the indemnity agreement payment issue. In March 1995, the Company reached a settlement agreement with the Service with respect to the remaining disputed items. Based upon these settlements and after taking into consideration a $250,000 reduction in the Company's general tax reserves resulting from current and expected payments under the settlement agreements, the Company recorded a $450,000 and $700,000 adjustment to decrease reserves in the first quarter of 1995 and the third quarter of 1994, respectively, with a corresponding reduction to its income tax provision.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Effective March 1, 1995, the Company issued 146,300 shares of its common stock to the former partners of Insurance West. The merger has been accounted for as a pooling-of-interests and accordingly, the Company's consolidated operating results for the three- and nine-month periods ended September, 1994 have been restated to include the results of operations of Insurance West.

      RESULTS OF OPERATIONS

      Net Income. Net income for the third quarter of 1995 was $3,832,000, or $.44 per share, compared with net income in the third quarter of 1994 of $3,556,000, or $.41 per share, a 7% increase in per share earnings. The 1994 third quarter earnings per share includes a favorable tax reserve adjustment of $.08 per share resulting from the reduction in general tax reserves stemming from the August 1994 favorable settlement of a portion of the outstanding IRS examination issues. Excluding this non-recurring item, the third quarter earnings per share increased from $.33 per share to $.44 per share, a 33% increase.

      Net income for the nine months ended September 30, 1995 was $10,943,000 or $1.26 per share, compared with 1994 same period net income of $10,220,000, or $1.18 per share, for a 7% increase. The nine months ended September 30, 1995 and 1994 earnings per share includes a favorable tax reserve adjustment of $.05 and $.08 per share, respectively, resulting from the reduction in general tax reserves stemming from the March 1995 and August 1994 settlement of the Company's IRS examination issues. The 1994 earnings per share also includes a $.16 per share gain from the sale of approximately 23% of the Company's investment in common stock of Rock-Tenn Company. Excluding these non-recurring items, the 1995 earnings per share increased from $.94 in 1994 to $1.21 in 1995, a 29% increase.

      Commissions and Fees. Commissions and fees for the third quarter of 1995 increased $704,000 or 3% from 1994. The increase is partially attributable to new business production. Commissions and fees for the nine months ended September 30, 1995 were $75,937,000 compared to $72,567,000 for the same period in 1994, a 5% increase. In addition to new business production, contingent commissions for the 1995 period increased approximately $515,000 over 1994 levels and revenues from acquired agencies totaled $1,917,000.

      Investment Income. Investment income for the quarter ended September 30, 1995 was up $170,000 or 21% over 1994. Investment income for the nine-month period in 1995 decreased $1,462,000. This decrease is primarily related to the $2,185,000 gain from the sale of approximately 23% of the Company's investment in the common stock of Rock-Tenn that occurred during March 1994. Excluding this gain, investment income during 1995 increased by approximately $723,000 or 34%. The increases in the investment income after excluding the Rock-Tenn gain are due to increased available funds and the implementation of a consolidated cash management program which has resulted in improved earnings on cash and cash equivalents.

      Other Income.   Other income increased approximately $529,000 for the
nine months ended September 30, 1995 over the same period for 1994 and approximately $437,000 for the three months ended September 30, 1995 over the same period for 1994. The increase is attributable to sales of additional books of business (customer accounts) during 1995 as compared to the sales and losses in 1994.

      Compensation and Employee Benefits.   Compensation and employee benefits
increased during both the three and nine months ended September 30, 1995. The increase for the nine-month period ended September 30, 1995 is 5.5% while the increase for the quarter ended September 30, 1995 is 3.5%. This increase is primarily due to additional commission expense as a result of the increased commission and fee revenues and the addition of $542,000 of expense in the second quarter of 1995 resulting from the accelerated vesting of benefits under certain terminated deferred compensation arrangements effective July 1, 1995.

      Other Operating Expenses.   Other operating expenses for the three months
ended September 30, 1995 decreased $473,000 over the same period in 1994.
Other operating expenses for the nine months ended September 30, 1995 decreased $679,000 from 1994 and declined as a percentage of commissions and fees from 24% to 22%. This decrease is primarily due to continued improvements in operational efficiencies.

      Interest and Amortization.   Interest and amortization expense decreased
$76,000 during the third quarter of 1995 and $512,000 during the nine months ended September 30, 1995 over the same periods in 1994. This reduction is primarily a result of lower average borrowings.

      Income Taxes.   The Company's effective tax rate for the three months
ended September 30, 1995 and 1994 was 38.5% and 26.3%, respectively.   The
Company's effective tax rate for the nine-months ended September 30, 1995 and 1994 was 35.8% and 34.6%, respectively. The difference in the effective tax rate is primarily the result of a $450,000 and $700,000 reduction in the Company's income tax reserves during the first quarter of 1995 and the third quarter of 1994, respectively, due to the tax settlements in March 1995 and August 1994 of the outstanding IRS examination issues which the Company had originally protested. See Note 5 to the Condensed Consolidated Financial Statements for further information.

      LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash and cash equivalents increased from December 31, 1994 by $8,102,000 to $31,287,000 at September 30, 1995. During the nine months ended September 30, 1995, cash of $18,998,000 was provided from operating activities. Cash was used primarily to acquire businesses for $3,935,000, purchase property and equipment of $3,092,000 and pay dividends of $3,106,000 on the Company's common stock. The current ratio improved to 1.14 as of September 30, 1995 from 1.10 as of December 31, 1994.

      The Company has a credit agreement with a major insurance company under which up to $6 million may be borrowed at an interest rate equal to the prime lending rate plus one percent, which will decrease by $1 million each August though the year 2001 when it will expire. As of September 30, 1995, the maximum borrowings under this agreement ($6,000,000) were outstanding.

      In November 1994, the Company entered into a revolving credit facility with a national banking institution which provides for available borrowings of up to $10 million. On borrowings under this facility of less than $1,000,000 the interest rate is the higher of the prime rate or the federal funds rate plus .50%. On borrowings under this facility equal to or in excess of $1,000,000, the interest rate is LIBOR plus .50% to 1.25% depending on certain financial ratios. A commitment is assessed in the amount of .25% per annum on the unused balance. The facility expires in November 1997. No borrowings were outstanding against this revolving credit facility as of September 30, 1995.

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

      (b) There were no reports filed on Form 8-K during the quarter ended September 30, 1995.

      SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 POE & BROWN, INC.




Date:  November 10, 1995         /s/ James A. Orchard
                                 -----------------------------------------------
                                 JAMES A. ORCHARD
                                 TREASURER AND CHIEF FINANCIAL OFFICER
                                      (duly authorized officer and principal
                                      financial officer and principal accounting
                                      officer)