Form 10-Q/A
period 1995-09-30
POE & BROWN INC
filed 1995-11-16
CIK 79282

                                 FORM 10-Q/A
                               AMENDMENT NO. 1


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

The number of shares of the Registrant's common stock, $.10 par value, outstanding as of November 1, 1995, was 8,681,509.


                              POE & BROWN, INC.

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

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits -  Exhibit 11 -  Statement re:  Computation of Per Share
                        Earnings - previously filed
                        Exhibit 27 - Financial Data Schedule (for SEC use only) - previously filed

      (b) There were no reports filed on Form 8-K during the quarter ended September 30, 1995.

      SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 POE & BROWN, INC.




Date:  November 6, 1995          /s/ James A. Orchard
                                 -----------------------------------------------

                                 JAMES A. ORCHARD
                                 TREASURER AND CHIEF FINANCIAL OFFICER
                                      (duly authorized officer and principal
                                      financial officer and principal accounting officer)