Form 10-K
period 1995-12-31
POE & BROWN INC
filed 1996-03-20
CIK 79282

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

(MARK ONE)
    [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
            FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995.
                                      OR
   [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
            FOR THE TRANSITION PERIOD FROM _________ TO ________

                         COMMISSION FILE NUMBER 0-7201.

                               POE & BROWN, INC.
             (Exact name of Registrant as specified in its charter)

           FLORIDA                          59-0864469
 (State or other jurisdiction            (I.R.S. Employer
               of                     Identification Number)
incorporation or organization)

              220 SOUTH RIDGEWOOD AVENUE, DAYTONA BEACH, FL 32114
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (904) 252-9601
                             ---------------------
        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK $.10 PAR VALUE
                                (Title of class)
                             ---------------------
     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST NINETY (90) DAYS.  YES  X        NO
                                                 ---          ---
     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K [ ].

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, COMPUTED BY REFERENCE TO THE LAST REPORTED PRICE AT WHICH THE STOCK WAS SOLD ON MARCH 4, 1996, WAS $161,684,057.

     THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK, $.10 PAR VALUE, OUTSTANDING AS OF MARCH 4, 1996, WAS 8,682,359.

                      DOCUMENTS INCORPORATED BY REFERENCE

     PORTIONS OF THE REGISTRANT'S 1995 ANNUAL REPORT TO SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PARTS I AND II OF THIS REPORT. WITH THE EXCEPTION OF THOSE PORTIONS WHICH ARE INCORPORATED BY REFERENCE, THE REGISTRANT'S ANNUAL REPORT TO SHAREHOLDERS IS NOT DEEMED FILED AS PART OF THIS REPORT.

     PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE 1996 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               POE & BROWN, INC.

                            FORM 10-K ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1995

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Poe & Brown, Inc. (the "Company") is a general insurance agency headquartered in Daytona Beach and Tampa, Florida that resulted from an April 28, 1993 business combination involving Poe & Associates, Inc. ("Poe") and Brown & Brown, Inc. ("Brown"). Poe was incorporated in 1958 and Brown commenced business in 1939. Industry segment information is not presented because the Company realizes substantially all of its revenues from the general insurance agency business.

     The Company is a diversified insurance brokerage and agency that markets and sells primarily property and casualty insurance products and services to its clients. Because the Company does not engage in underwriting activities, it does not assume underwriting risks. Instead, it acts in an agency capacity to provide its customers with targeted, customized risk management products.

     The Company is compensated for its services by commissions paid by insurance companies and fees for administration and benefit consulting services. The commission is usually a percentage of the premium paid by an insured. Commission rates generally depend upon the type of insurance, the particular insurance company, and the nature of the services provided by the Company. In some cases, a commission is shared with other agents or brokers who have acted jointly with the Company in a transaction. The Company may also receive from an insurance company a contingent commission that is generally based on the profitability and volume of business placed with it by the Company over a given period of time. Fees are principally generated by the Service Division, which offers administration and benefit consulting services primarily in the workers' compensation and employee benefit markets. The amount of the Company's income from commissions and fees is a function of, among other factors, continued new business production, retention of existing customers, acquisitions, and fluctuations in insurance premium rates and insurable exposure units.

     Premium pricing within the property and casualty insurance underwriting industry has been cyclical and has displayed a high degree of volatility based on prevailing economic and competitive conditions. Since the mid-1980s, the property and casualty insurance industry has been in a "soft market" during which the underwriting capacity of insurance companies expanded, stimulating an increase in competition and a decrease in premium rates and related commissions and fees. Significant reductions in premium rates occurred during the years 1987 through 1989 and continue, although to a lesser degree, through the present. The effect of this softness in rates on the Company's revenues has been somewhat offset by the Company's acquisitions and new business production. The Company cannot predict the timing or extent of premium pricing changes as a result of market fluctuations or their effect on the Company's operations in the future.

     The Company's activities are conducted in 17 locations throughout Florida, and in 10 additional locations in Arizona, California, Colorado, Connecticut, Georgia, New Jersey, North Carolina, Pennsylvania, and Texas. Because the Company's business is concentrated in Florida, the occurrence of adverse economic conditions or an adverse regulatory climate in Florida could have a materially adverse effect on its business, although the Company has not encountered such conditions in the past.

     The Company's business is divided into four divisions: (i) the Retail Division; (ii) the National Programs Division; (iii) the Service Division; and
(iv) the Brokerage Division. The Retail Division is composed of Company employees in 23 offices that market and sell a broad range of insurance products to insureds. The National Programs Division works with underwriters to develop proprietary insurance programs for specific niche markets. These programs are marketed and sold primarily through approximately 270 independent agencies and more than 2,000 independent agents across the United States. The Company receives an override on the commissions generated by these independent agencies. The Service Division provides insurance-related services such as third-party administration and consultation for workers' compensation and employee benefit markets. The Brokerage Division markets and sells excess and surplus commercial insurance primarily through independent agents.

     The following table sets forth a summary of (i) the commission and fee revenues realized from each of the Company's operating divisions for each of the three years in the period ended December 31, 1995 (in thousands of dollars), and
(ii) the percentage of the Company's total commission and fee revenues represented by each division for each of such periods:

                                         1993       %        1994       %         1995       %
                                        -------   -----     -------   -----     --------   -----
    Retail Division(1)................  $58,959    62.4%    $56,018    58.4%    $ 59,552    58.4%
    Nat'l Programs Division...........   23,633    25.0%     26,519    27.7%      27,542    27.0%
    Service Division..................   10,166    10.8%     10,643    11.1%      10,751    10.5%
    Brokerage Division................    1,662     1.8%      2,672     2.8%       4,153     4.1%
                                        -------   -----     -------   -----     --------   -----
              Total...................  $94,420     100%    $95,852     100%    $101,998     100%
                                        =======   =====     =======   =====     ========   =====

---------------

(1) In 1993 and 1994, the Company sold retail offices in Tallahassee, Florida and Westlake Village, California and various other customer accounts. More than half the decline in Retail Division revenues from 1993 to 1994 is attributable to those dispositions.

RETAIL DIVISION

     The Company's Retail Division operates through 23 locations in eight states. These locations employ approximately 550 persons. The Company's retail insurance agency business consists primarily of selling and marketing property and casualty insurance coverages to commercial, professional, and to a limited extent, individual customers. The categories of insurance principally sold by the Company are: Casualty -- insurance relating to legal liabilities, workers' compensation, commercial and private passenger automobile coverages, and fidelity and surety insurance; and Property -- insurance against physical damage to property and resultant interruption of business or extra expense caused by fire, windstorm or other perils. The Company also sells and services all forms of group and individual life, accident, health, hospitalization, medical and dental insurance programs. Each category of insurance is serviced by insurance specialists employed by the Company.

     No material part of the Company's retail business depends upon a single customer or a few customers. During 1995, the Company's Retail Division received approximately $418,000 of fees and commissions from Rock-Tenn Company, the Company's largest single Retail Division customer. Such amount represented less than 1% of the Retail Division's total commission and fee revenues for 1995.

     In connection with the selling and marketing of insurance coverages, the Company provides a broad range of related services to its customers, such as risk management surveys and analysis, consultation in connection with placing insurance coverages, and claims processing. The Company believes these services are important factors in securing and retaining customers.

NATIONAL PROGRAMS DIVISION

     The National Programs Division tailors insurance products to the needs of a particular professional or trade group, negotiates policy forms, coverages, and commission rates with an insurance company, and, in certain cases, secures the formal or informal endorsement of the product by an association. The National Programs Division's programs are marketed and sold primarily through a national network of approximately 270 independent agencies and more than 2,000 independent agents, who solicit customers though advertisements in association publications, direct mailings and personal contact. The Company also markets these products directly in Florida through the National Programs Division's Professional Services Program. Under agency agreements with the insurance companies that underwrite these programs, the Company usually has authority to bind coverages, subject to established guidelines, to bill and collect premiums and, in some cases, to process claims.

     The Company is committed to ongoing market research and development of new proprietary programs. The Company employs a variety of methods, including interviews with members of prospective professional and trade groups, to assess the coverage needs of various professional groups and trade associations to which the Company does not presently offer insurance products. If the initial market research is positive, the Company studies the existing and potential competition and locates potential carriers for the program. A proposal is then submitted to and negotiated with a selected carrier and, in most instances, a professional or trade association concerning endorsement of the program. New programs are introduced through written communications, personal visits with agents, placements of advertising in trade publications and, where appropriate, participation in trade shows and conventions. Several new programs are currently being reviewed by the Company. There can be no assurance, however, as to whether the Company will be successful in developing any such new programs or what the market reception will be.

     Professional Groups. The professional groups targeted by the National Programs Division include dentists, lawyers, physicians, and optometrists and opticians. Set forth below is a brief description of the programs offered to these four major professional groups.

     - Dentists: The largest program marketed by the National Programs Division is a package insurance policy known as the Professional Protector Plan(R), which provides comprehensive coverage for dentists, including practice protection and professional liability. This program, initiated in 1969, is endorsed by 31 state or component dental societies, and is offered in 49 states, the District of Columbia, the Virgin Islands and Puerto Rico. This program presently insures approximately 37,100 dentists, which the Company believes represents approximately 27% of the eligible practicing dentists within the Company's marketing territories.

     - Lawyers: The Company began marketing lawyers' professional liability insurance in 1973, and the national Lawyer's Protector Plan(R) was introduced in 1983. The program presently insures approximately 36,000 attorneys and is offered in 46 states and the Virgin Islands.

     - Physicians: The Company markets professional liability insurance for physicians, surgeons, and other health care providers through a program known as the Physicians Protector Plan(R). The program, initiated in 1980, is currently offered in thirteen states and insures approximately 5,000 physicians.

     - Optometrists and Opticians: The Optometric Protector Plan(R) was created in 1973 to provide optometrists and opticians with a package of practice and professional liability coverage. This program insures approximately 7,000 optometrists and opticians in all states and Puerto Rico.

     The professional programs described above are underwritten predominantly through CNA Insurance Companies ("CNA"). The Company and CNA are parties to Program Agency Agreements with respect to each of the programs described above. Among other things, these agreements grant the Company the exclusive right to solicit and receive applications for program policies directly and from other licensed agents and to bind and issue such policies and endorsements thereto. In fulfilling its obligations under the agreements, the Company must comply with the administrative and underwriting guidelines established by CNA. The Company must use its best efforts to promote the programs and solicit and sell program policies. The Company is compensated through commissions on premiums, which vary according to insurance product (e.g., workers' compensation, commercial umbrella, package coverage, monoline professional and general liability) and the Company's role in the transaction. The commission to which the Company is entitled may change upon 90 days' written notice from CNA. The Program Agency Agreements are generally cancellable by either party on six months' or one year's advance written notice for any reason. An agreement may also be terminated upon breach, by the non-breaching party, subject to certain opportunities to cure the breach.

     Commercial. The National Programs Division's Towing Operators Protector Plan(R) was introduced in 1993 and currently provides specialized insurance products to tow-truck operators in 29 states. The Automobile Dealers Protector Plan(R) insures used car dealers not affiliated with manufacturers. In Florida, the program is endorsed by the Florida Independent Auto Dealers Association. Since 1994, this Plan has been expanded into eight additional states, and currently insures approximately 3,000 dealers in nine states.

     Health Care Insurers, Inc. ("HCI"), a wholly owned subsidiary of the Company located in Colorado Springs, Colorado, was created in 1989 to market and sell professional health care liability insurance and property coverages through independent agents to hospitals, laboratories, nursing homes, medical groups, and clinics. HCI currently represents 165 clients in 22 states.

     The Insurance Administration Center ("IAC") became a wholly owned subsidiary of the Company in 1989. IAC was founded in 1962 to serve as insurance consultant to the National Association of Wholesaler-Distributors ("NAW") and NAW's industry associations, which have a total of approximately 40,000 members. IAC currently serves NAW members as a third-party administration facility for life and health coverages, and markets and sells various employee benefits, property, and casualty insurance products to NAW members.

     IAC's third-party administration services include billing, premium accounting, eligibility, enrollment, claims payments, and financial reporting, and IAC currently processes claims for approximately 350 employers associated with NAW in a program for which New York Life Insurance Company is the lead underwriter. Since April 1995, IAC's property and casualty offerings have been principally underwritten by General Accident Insurance Company. Prior to that time, they were principally underwritten by CIGNA.

SERVICE DIVISION

     The Service Division consists of two separate components: (i) insurance and related services as a third-party administrator ("TPA") and consultant for employee health and welfare benefit plans, and (ii) insurance and related services providing comprehensive risk management and third-party administration to self-funded workers' compensation plans.

     In connection with its employee benefit plan administrative services, the Service Division provides TPA services and consulting related to benefit plan design and costing, arrangement for the placement of stop-loss insurance and other employee benefit coverages, and settlement of claims. The Service Division provides utilization management services such as pre-admission review, concurrent/retrospective review, pre-treatment review of certain non-hospital treatment plans, and medical and psychiatric case management. In addition to the administration of self-funded health care plans, the Service Division offers administration of flexible benefit plans, including plan design, employee communication, enrollment and reporting. The Service Division's workers' compensation TPA services include risk management services such as loss control, claim administration, access to major reinsurance markets, cost containment consulting, and services for secondary disability and subrogation recoveries.

     The Service Division provides workers' compensation TPA services for approximately 2,000 employers representing more than $2 billion of employee payroll. The Company's largest workers' compensation contract represents approximately 72% of the Company's workers' compensation TPA revenues, or 5% of the Company's total commission and fee revenues.

BROKERAGE DIVISION

     The Brokerage Division markets excess and surplus lines and specialty insurance products to the Company's Retail Division, as well as other retail agencies throughout Florida and the Southeast. The Brokerage Division represents various U.S. and U.K. surplus lines companies and is also a Lloyd's of London correspondent. In addition to surplus lines carriers, the Brokerage Division represents admitted carriers for smaller agencies that do not have access to large insurance carrier representation. Excess and surplus products include commercial automobile, garage, restaurant, builder's risk and inland marine lines. Difficult-to-insure general liability and products liability coverages are a specialty, as is excess workers' compensation. Retail agency business is solicited through mailings and direct contact with retail agency representatives. Effective July 1, 1995, the Company acquired Roehrig Flood & Associates, Inc., an excess and surplus lines broker located in St. Petersburg, Florida. Effective January 1, 1996, the Company acquired a 75% ownership in Florida Intracoastal Underwriters, Ltd. ("FIU") of Miami Lakes, Florida. FIU is a managing general agency that specializes in providing insurance coverages for coastal and inland high-value condominiums and apartments. FIU has developed a unique reinsurance facility to support the underwriting activities associated with these risks.

EMPLOYEES

     As of December 31, 1995, the Company had 1,035 full-time equivalent employees. The Company has contracts with its sales employees that include provisions restricting their right to solicit the Company's customers after termination of employment with the Company. The enforceability of such contracts varies from state to state depending upon state statutes, judicial decisions, and factual circumstances. The majority of these contracts are terminable by either party; however, the agreements not to solicit the Company's customers continue generally for a period of at least three years after employment termination.

     None of the Company's employees is represented by a labor union, and the Company considers its relations with its employees to be satisfactory.

COMPETITION

     The insurance agency business is highly competitive, and numerous firms actively compete with the Company for customers and insurance carriers. Although the Company is the largest insurance agency headquartered in Florida, a number of firms with much greater resources and market presence compete with the Company in Florida and elsewhere. This situation is particularly pronounced outside Florida. Competition in the insurance business is largely based on innovation, quality of service, and price.

     A number of insurance companies are engaged in the direct sale of insurance, primarily to individuals, and do not pay commissions to agents and brokers. To date, such direct writing has had relatively little effect on the Company's operations, primarily because the Company's Retail Division is commercially oriented.

REGULATION, LICENSING AND AGENCY CONTRACTS

     The Company or its designated employees must be licensed to act as agents by state regulatory authorities in the states in which the Company conducts business. Regulations and licensing laws vary in individual states and are often complex.

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

ITEM 2.  PROPERTIES

     The Company's executive offices are located at 220 South Ridgewood Avenue, Daytona Beach, Florida 32115 and 401 East Jackson Street, Suite 1700, Tampa, Florida 33602. The Company also maintains offices in the following cities:
Phoenix, Arizona; San Francisco, California; Colorado Springs, Colorado; Glastonbury, Connecticut; Brooksville, Florida; Ft. Lauderdale, Florida; Ft. Myers, Florida; Jacksonville, Florida; Kissimmee, Florida; Leesburg, Florida; Melbourne, Florida; Miami Lakes, Florida; Naples, Florida; Orlando, Florida; St. Petersburg, Florida; Sarasota, Florida; West Palm Beach, Florida; Winter Haven, Florida; Atlanta, Georgia; Charlotte, North Carolina; Clark, New Jersey; Somerset, New Jersey; Philadelphia, Pennsylvania; and Houston, Texas.

     The Company occupies office premises under noncancellable operating leases expiring at various dates. These leases generally contain renewal options and escalation clauses based on increases in the lessors' operating expenses and other charges. The Company expects that most leases will be renewed or replaced upon expiration. See Note 8 of the "Notes to Consolidated Financial Statements" in the 1995 Annual Report to Shareholders for additional information on the Company's lease commitments.

     At December 31, 1995 the Company owned one building located in downtown Daytona Beach, Florida having an aggregate book value of approximately $128,000, including improvements. There are no outstanding mortgages on this building. This building generated lease revenue during 1995 of approximately $16,600. During 1995, two other buildings having an aggregate book value approximating $186,000 were sold for a minimal gain. The Company also owns an office condominium in Venice, Florida which has a net book value of $195,000, with no outstanding mortgage.

ITEM 3.  LEGAL PROCEEDINGS

     On February 21, 1995, an Amended Complaint was filed in an action pending in the Superior Court of Puerto Rico, Bayamon division, and captioned Cadillac Uniform & Linen Supply Company, et al. v. General Accident Insurance Company, Puerto Rico, Limited, et al. The case was originally filed on November 23, 1994, and named General Accident Insurance Company, Puerto Rico Limited, and Benj. Acosta, Inc. as defendants. The Amended Complaint added several defendants, including the Company and Poe & Brown of California, Inc. ("P&B/Cal."), a subsidiary of the Company, as parties to the case. The Plaintiffs allege that P&B/Cal. failed to procure sufficient coverage for a commercial laundry facility that was rendered inoperable for a period of time as the result of a fire, and further allege that the Company is vicariously liable for the actions of P&B/Cal. The Amended Complaint seeks damages of $11.2 million against P&B/Cal., the Company, the P&B/Cal. employee who handled the account and LBI Corp., a/k/a Levinson Bros., Inc. The Company and P&B/Cal. believe that P&B/Cal. has meritorious defenses to each of the claims asserted against it, and that the Company likewise has meritorious defenses to allegations premised upon theories of vicarious liability. Both the Company and P&B/Cal. intend to contest this action vigorously. In the event that damages are awarded against P&B/Cal. or the Company, P&B/Cal. and the Company believe that available insurance would be sufficient to cover such loss.

     On September 9, 1994, the Company was named as a third-party defendant in a case pending in the United States District Court, Eastern District of New York, captioned Alec Sharp, an Underwriter at Lloyds on behalf of himself and other Lloyd's Underwriters and Colin Trevor Dingley, on behalf of himself and other Lloyd's Underwriters v. Best Security Corp., d/b/a Independent Armored, et al. The third-party complaint was filed against the Company by some of the defendants in the action. The case arose from the theft of jewelry claimed to be worth approximately $7 million from an armored car owned and operated by Best Security Corp. Plaintiffs, the insurers, sought a declaratory judgment against the insured and purported additional insureds that the policy was void from inception because the insured made misrepresentations on the application. In the third-party complaint, the third-party plaintiffs alleged that the Company issued certificates of insurance naming additional insureds without authorization, and claimed the Company failed to communicate information given to the Company by the named insured to the Underwriters at Lloyds of London. As of March 15, 1996, the claims of all but three of the third-party plaintiffs had been resolved through settlement. The Company does not believe the three remaining claims will have a materially adverse effect on the consolidated financial position or future operations of the Company.

     In 1992, the Internal Revenue Service (the "Service") completed examinations of the Company's federal income tax returns for the years 1988, 1989, and 1990. As a result of these examinations, the Service issued Reports of Proposed Adjustments asserting income tax deficiencies which, by including interest and state income taxes for the periods examined and the Company's estimates of similar adjustments for subsequent periods through December 31, 1993, would have totalled $6,100,000. The disputed issues related primarily to the deductibility of amortization of purchased customer accounts of approximately $5,107,000 and of non-compete agreements of approximately $993,000. In addition, the Service's report included a dispute regarding the timing at which the Company's payments made pursuant to certain indemnity agreements would be deductible for tax reporting purposes. During 1994, the Company reached a settlement with the Service with respect to certain of the disputed amortization items and the indemnity agreement payment issue. This settlement reduced the total remaining asserted income tax deficiencies to approximately $2,800,000. In March 1995, the Company reached an agreement with the Service on the remaining unsettled items. The agreement resulted in payments by the Company of approximately $349,000. With all disputed items settled, the Company recorded a $451,000 reduction in its general tax reserve.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the Company's fourth quarter ended December 31, 1995.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the National Market System of The Nasdaq Stock Market under the symbol "POBR." The approximate number of shareholders of record as of March 4, 1996 was 842, and the closing price per share on that date was $25.25.

     The table below sets forth information for each quarter in the last two fiscal years concerning (i) the high and low sales prices for the Company's common stock, and (ii) cash dividends declared per share.

                                                           STOCK PRICE RANGE          CASH
                                                          -------------------       DIVIDENDS
                                                           HIGH         LOW         PER SHARE
                                                          ------       ------       ---------
    1995
    First quarter.......................................  $22.50       $20.25         $0.12
    Second quarter......................................   24.25        22.00          0.12
    Third quarter.......................................   25.25        23.25          0.12
    Fourth quarter......................................   25.25        24.25          0.12
    1994
    First quarter.......................................  $19.50       $17.63         $0.10
    Second quarter......................................   20.50        18.25          0.10
    Third quarter.......................................   22.75        19.75          0.10
    Fourth quarter......................................   21.75        19.50          0.12

ITEM 6.  SELECTED FINANCIAL DATA

     Information under the caption "Financial Highlights" on page 2 of the Company's 1995 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18-22 of the Company's 1995 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of Poe & Brown, Inc. and its subsidiaries, together with the reports thereon of Arthur Andersen LLP and Ernst & Young LLP, appearing on pages 23-41 of the Company's 1995 Annual Report to Shareholders, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information contained under the caption "Management" on pages 4-6 of the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information contained under the caption "Executive Compensation" on pages 7-10 of the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders is incorporated herein by reference; provided, however, that the report of the Compensation Committee on executive compensation, which begins on page 10 thereof, and the stock performance graph on page 12 thereof shall not be deemed to be incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information contained under the caption "Security Ownership of Management and Certain Beneficial Owners" on pages 2-3 of the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information contained under the captions "Executive
Compensation -- Transactions with Directors" and "Executive
Compensation -- Compensation Committee Interlocks and Insider Participation" on pages 9-10 of the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

          1. Consolidated Financial Statements of Poe & Brown, Inc. (incorporated herein by reference from pages 23-41 of the Company's 1995 Annual Report to Shareholders) consisting of:

           (a) Consolidated Statements of Income for each of the three years in the period ended December 31, 1995.

           (b) Consolidated Balance Sheets as of December 31, 1995 and 1994.

           (c) Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1995.

           (d) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1995.

           (e) Notes to Consolidated Financial Statements.

           (f) Reports of Independent Certified Public Accountants.

          2. Consolidated Financial Statement Schedule included on page 14 of this report, consisting of:

           (a) Schedule II -- Valuation and Qualifying Accounts.

     The independent auditors' report with respect to the above-listed financial statement schedule appears on page 12 of this report on Form 10-K. All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

     3.  EXHIBITS

    3a     -- Articles of Incorporation of the Registrant, as last amended on April 28, 1993
              (incorporated by reference to Exhibit 3a to Form 10-K for the year ended December
              31, 1994).
    3b     -- Amended and Restated By-Laws of the Registrant effective March 22, 1994
              (incorporated by reference to Exhibit 3b to Registration Statement No. 33-58090
              on Form S-4).
     4     -- Revolving Loan Agreement dated November 9, 1994, by and among the Registrant and
              SunTrust Bank, Central Florida, N.A., f/k/a SunBank, National Association
              (incorporated by reference to Exhibit 4 to Form 10-K for the year ended December
              31, 1994).
 10a(1)    -- Lease of Registrant for office space at 220 South Ridgewood Avenue, Daytona
              Beach, Florida dated August 15, 1987 (incorporated by reference to Exhibit 10a(3)
              to Form 10-K for the year ended December 31, 1993).
 10a(2)    -- Lease agreement for office space at SunTrust Financial Centre, Tampa, Florida, dated February 1995, between Southeast Financial Center Associates, as landlord, and Registrant, as tenant (incorporated by reference to Exhibit 10a(4) to Form
              10-K for the year ended December 31, 1994).
   10b     -- Registrant's 1985 Stock Option Plan (incorporated by reference to Exhibit 10b(1)
              to Form 10-K for the year ended December 31, 1984).
   10c     -- Registrant's 1989 Stock Option Plan (incorporated by reference to Exhibit 10f to
              Form 10-K for the year ended December 31, 1989).
   10d     -- Loan Agreement between Continental Casualty Company and Registrant dated August
              23, 1991 (incorporated by reference to Exhibit 10d to Form 10-K for the year ended December 31, 1991).
   10e     -- Indemnity Agreement dated January 1, 1979, among the Registrant, Whiting National
              Management, Inc., and Pennsylvania Manufacturers' Association Insurance Company
              (incorporated by reference to Exhibit 10g to Registration Statement No. 33-58090
              on Form S-4).
   10f     -- Agency Agreement dated January 1, 1979 among the Registrant, Whiting National
              Management, Inc., and Pennsylvania Manufacturers' Association Insurance Company
              (incorporated by reference to Exhibit 10h to Registration Statement No. 33-58090
              on Form S-4).
   10g     -- Indemnification Agreement, dated February 22, 1993, between the Registrant and
              William F. Poe, Sr. (incorporated by reference to Exhibit 10k to Registration
              Statement No. 33-58090 on Form S4).*
   10h     -- Deferred Compensation Agreement, dated May 1, 1983, as amended April 27, 1993, between the Registrant and Kenneth E. Hill (incorporated by reference to Exhibit
              10i to Form 10-K for the year ended December 31, 1993).
   10i     -- Employment Agreement, dated April 28, 1993 between the Registrant and William F.
              Poe, Sr. (incorporated by reference to Exhibit 10j to Form 10-K for the year ended December 31, 1993).
   10j     -- Employment Agreement, dated April 28, 1993 between the Registrant and J. Hyatt
              Brown (incorporated by reference to Exhibit 10k to Form 10-K for the year ended
              December 31, 1993).
   10k     -- Portions of Employment Agreement, dated April 28, 1993 between the Registrant and
              Kenneth E. Hill (incorporated by reference to Exhibit 10l to Form 10-K for the year ended December 31, 1993).

   10l     -- Portions of Employment Agreement, dated April 28, 1993 between the Registrant and
              Jim W. Henderson (incorporated by reference to Exhibit 10m to Form 10-K for the year ended December 31, 1993).
   10m     -- Portions of Promissory Note and Security Agreement, dated January 20, 1995, between William F. Poe Sr., and the Registrant (incorporated by reference to
              Exhibit 10n to Form 10-K for the year ended December 31, 1994).
   10n     -- Form of Underwriting Agreement among the Registrant, The Robinson-Humphrey
              Company, Inc., Smith Barney, Inc. and certain selling shareholders of the
              Registrant (incorporated by reference to Exhibit 1 to Registration Statement No.
              33-61591 on Form S-3).
    11     -- Statement Re: Computation of Per Share Earnings
    13     -- Portions of Registrant's 1995 Annual Report to Shareholders (not deemed "filed"
              under the Securities Exchange Act of 1934, except for those portions specifically incorporated by reference herein).
    22     -- Subsidiaries of the Registrant
   23a     -- Consent of Ernst & Young LLP.
   23b     -- Consent of Arthur Andersen LLP.
   24a     -- Powers of Attorney pursuant to which this Form 10-K has been signed on behalf of certain directors and officers of the Registrant.
   24b     -- Resolutions of the Board of Directors, certified by the Secretary.
    27     -- Financial Data Schedule.

---------------

* The registrant has Indemnification Agreements with certain of its other directors and former directors (Joseph E. Brown, Bruce G. Geer, V.C. Jordan, Jr., Byrne Litschgi, Charles W. Poe, William F. Poe, Jr., and Bernard H. Mizel) that are identical in all material respects to Exhibit 10g except for the parties involved and the dates executed.

     (b)  REPORTS ON FORM 8-K

     The Registrant filed a report on Form 8-K with the Securities and Exchange Commission on October 16, 1995, reporting (i) the Registrant's decision not to renew the engagement of Ernst & Young LLP as the Registrant's independent accountants, and (ii) the engagement of Arthur Andersen LLP as the Registrant's new independent accountants.

                                  SCHEDULE II

                       POE & BROWN, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

          COLUMN A            COLUMN B              COLUMN C                   COLUMN D        COLUMN E
----------------------------  --------   ------------------------------      -------------     --------
                                                   ADDITIONS
                                         ------------------------------
                              BALANCE       (1)              (2)
                                 AT      ----------   -----------------                        BALANCE
                              BEGINNING  CHARGED TO      CHARGED TO                               AT
                                 OF       COST AND    OTHER ACCOUNTS --      DEDUCTIONS --      END OF
        DESCRIPTION            PERIOD     EXPENSES        EXPENSES             DESCRIBE         PERIOD
----------------------------  --------   ----------   -----------------      -------------     --------
Year ended December 31, 1995
  Deducted from asset
     account:
     Allowance for doubtful
       accounts.............  $69,000     $ 72,000        $      --            $  41,000(A)    $100,000
                              --------   ----------   -----------------      -------------     --------
Year ended December 31, 1994
  Deducted from asset
     account:
     Allowance for doubtful
       accounts.............  $435,000    $ 19,000        $      --            $ 385,000(A)    $69,000
                              --------   ----------   -----------------      -------------     --------
Year ended December 31, 1993
  Deducted from asset
     account:
     Allowance for doubtful
       accounts.............  $590,000    $562,000        $      --            $ 717,000(A)    $435,000
                              --------   ----------   -----------------      -------------     --------

---------------

(A) Uncollectible accounts written off, net of recoveries.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To Poe & Brown, Inc.:

     We have audited in accordance with generally accepted auditing standards, the 1995 consolidated financial statements included in Poe & Brown, Inc.'s Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 29, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The 1995 amounts in this schedule have been subjected to the auditing procedures applied in the audit of the 1995 basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the 1995 basic consolidated financial statements taken as a whole.

                                          Arthur Andersen LLP

Orlando, Florida
  January 29, 1996

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          POE & BROWN, INC.
                                          Registrant

                                          By:                  *

                                            ------------------------------------
                                                       J. Hyatt Brown
                                                  Chief Executive Officer

Date: March 19, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                  SIGNATURE                                 TITLE                    DATE
---------------------------------------------  -------------------------------  ---------------
                          *                    Chairman of the Board,            March 19, 1996
---------------------------------------------    President and Chief Executive
               J. Hyatt Brown                    Officer (Principal Executive
                                                 Officer)

                          *                    Director                          March 19, 1996
---------------------------------------------
             Samuel P. Bell, III

                          *                    Director                          March 19, 1996
---------------------------------------------
             Bradley Currey, Jr.

                          *                    Director                          March 19, 1996
---------------------------------------------
                Bruce G. Geer

                          *                    Director                          March 19, 1996
---------------------------------------------
              Jim W. Henderson

                          *                    Director                          March 19, 1996
---------------------------------------------
               Kenneth E. Hill

                          *                    Director                          March 19, 1996
---------------------------------------------
             Theodore J. Hoepner

                          *                    Director                          March 19, 1996
---------------------------------------------
               Charles W. Poe

                  SIGNATURE                                 TITLE                    DATE
---------------------------------------------  -------------------------------  ---------------
                          *                    Director                          March 19, 1996
---------------------------------------------
               William F. Poe

                          *                    Director                          March 19, 1996
---------------------------------------------
             William F. Poe, Jr.

                          *                    Vice President, Treasurer and     March 19, 1996
---------------------------------------------    Chief Financial Officer
              James A. Orchard                   (Principal Financial and
                                                 Accounting Officer)

       *By:   /s/  LAUREL J. LENFESTEY
---------------------------------------------
             Laurel J. Lenfestey
              Attorney-in-Fact

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                           DESCRIPTION
------       -----------------------------------------------------------------------------------
  11      -- Statement Re: Computation of Per Share Earnings
  13      -- Portions of 1995 Annual Report to Shareholders
  22      -- Subsidiaries
  23a     -- Consent of Ernst & Young LLP
  23b     -- Consent of Arthur Andersen LLP
  24a     -- Powers of Attorney
  24b     -- Certified Resolutions of the Board of Directors
  27      -- Financial Data Schedule