Form 10-Q
period 1996-03-31
POE & BROWN INC
filed 1996-05-10
CIK 79282

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1996.
                               or

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(d)  OF
           THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ______________

Commission file number 0-7201.


                            POE & BROWN, INC.
                       __________________________________
            (Exact name of Registrant as specified in its charter)

      Florida                                        59-0864469
(State or other jurisdiction of               (I.R.S. Employer Identification
 incorporation or organization)                       Number)

220 S. Ridgewood Ave., Daytona Beach, FL            32114
(Address of principal executive offices)          (Zip Code)



Registrant's telephone number, including area code:  (904)252-9601



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities  Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
ninety (90) days.    Yes  X    No
                        ____     _____

The number of shares of the Registrant's common stock, $.10 par value, outstanding as of May 6, 1996, was 8,682,359.

                            POE & BROWN, INC.

                           Index to Form 10-Q
                   For The Quarter Ended March 31, 1996

                                                                                Page
PART I.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  Item   1.  Condensed Consolidated Financial Statements(Unaudited)

             Condensed Consolidated Statements of Income for the
             three months ended March 31, 1996 and 1995                   3

             Condensed Consolidated Balance Sheets as of March 31,
             1996 and December 31, 1995                                   4

             Condensed Consolidated Statements of Cash Flows for
             the  three  months ended March 31,  1996  and  1995          5

             Notes to Condensed Consolidated Financial Statements         6

 Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          8

PART II.     OTHER INFORMATION

    Item 1.  Legal Proceedings                                           10

    Item 6.  Exhibits and Reports on Form 8-K                            10


SIGNATURES                                                               10



ITEM 1:  FINANCIAL STATEMENTS

                            POE & BROWN, INC.


         CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                  (In thousands, except per share data)

                                                 For the three months
                                                 ended March 31,1996


                                                  1996           1995

REVENUES

  Commissions and fees                         $ 29,750        $26,439
  Investment income                                 841            864
  Other income                                      135             40
                                              __________     _________
    Total revenues                               30,726         27,343

EXPENSES

  Employee compensation and benefits             15,468         13,901
  Other operating expenses                        6,604          6,064
 Interest and amortization                        1,367          1,199
                                              _________      _________

     Total expenses                              23,439         21,164

  Income before income taxes                      7,287          6,179
  Income taxes                                    2,842          1,927
                                              _________      _________

NET INCOME                                    $  4,445       $   4,252
                                              =========      =========

Net income per share                          $    .51       $     .49
                                              =========      =========
Dividends declared per share                  $     .12      $     .12
                                              =========      =========

Weighted average number of shares outstanding     8,714          8,692


              See notes to condensed consolidated financial statements.

                               POE & BROWN, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In thousands, except per share amounts)

                                               (Unaudited)    (Audited)
                                                March 31,    December 31,
                                                  1996           1995
ASSETS
 Cash and cash equivalents                     $ 37,377        $ 28,350
 Short-term investments                           1,414           1,308
 Premiums, commissions and fees receivable,
   less allowance for doubtful accounts of
   $100 in 1996 and 1995                         54,339          56,553
 Other current assets                             6,706           6,336
                                               ________       _________
   Total current assets                          99,836          92,547

 Fixed assets, net                               10,949          10,412
 Intangible assets, net                          44,647          36,613
 Investments                                      9,000           8,473
 Other assets                                     3,558           3,076
                                               ________        _________
   Total assets                                $167,990         $151,121
                                               ========        =========
LIABILITIES
Premiums payable to insurance companies        $ 70,919         $ 64,588
Premium deposits and credits due customers        6,754            6,070
Accounts payable and accrued expenses            10,747            9,417
Current portion of long-term debt                 4,190            1,768
                                               ________         ________
  Total current liabilities                      92,610           81,843

Long-term debt                                    9,067            7,023
Deferred income taxes                             1,703            1,502
Other liabilities                                 6,462            6,341
                                               ________         ________
  Total liabilities                             109,842           96,709

SHAREHOLDERS' EQUITY
Common stock,par value $.10 per share:
 authorized 18,000 shares;issued 8,682 shares
 at 1996 and 1995                                   868              868
Additional paid-in capital                        2,625            2,614
Retained earnings                                49,498           46,094
Net unrealized appreciation of available-
 for-sale securities, net of tax effect of
 $3,229 in 1996 and $3,027 in 1995                5,157            4,836
                                               ________         ________
    Total shareholders'equity                    58,148           54,412
                                               ________         ________
Total liabilities and shareholders'equity      $167,990         $151,121

          See notes to condensed consolidated financial statements.

                            POE & BROWN, INC.
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                            (In thousands)

                                          For the three months ended March 31,
                                                    1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                         $4,445         $4,252
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                       1,841          1,610
Provision for doubtful accounts                       ___             15
Deferred income taxes                                 ___         (1,420)
Net gains on sales of investments, fixed assets
and customer accounts                                (123)           ___
Premiums,commissions and fees receivable,
 decrease                                           2,214          1,503
Other assets, (increase) decrease                  (1,012)         2,112
Premiums payable to insurance companies,
 increase                                           6,331          1,043
Premium deposit and credits due customers,
 increase(decrease)                                   684         (1,291)
Accounts payable and accrued expenses,increase      1,330          1,177
Other liabilities,increase (decrease)                 121           (298)
                                                 ________        ________
NET CASH PROVIDED BY OPERATING ACTIVITIES          15,831          8,703

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to fixed assets                          (1,092)          (895)
Payments for businesses acquired, net of
 cash acquired                                     (4,657)        (1,377)
Proceeds from sales of fixed assets and
 customer accounts                                    131            ___
Purchases of investments                             (297)           (69)
Proceeds from sales of investments                    194            274
                                                 _________       ________
NET CASH USED IN INVESTING ACTIVITIES              (5,721)        (2,067)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on long-term debt                             (52)          (710)
Proceeds from long-term debt                          ___          1,141
Exercise of stock options and issuances of stock       11            107
Cash dividends paid                                (1,042)        (1,018)
                                                 ________        ________
NET CASH USED IN FINANCING ACTIVITIES              (1,083)          (480)

Net increase in cash and cash equivalents           9,027          6,156
Cash and cash equivalents at beginning of period   28,350         23,185
                                                 ________        ________
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $37,377         $29,341
                                                 ========        ========

     See notes to condensed consolidated financial statements.

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Unaudited)



Note 1 - Basis of Financial Reporting

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals)considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     Results of operations for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

Note 2 - Net Income Per Share

      Net income per share is based upon the weighted average number of shares outstanding, adjusted for the dilutive effect of stock options, which is the same on both a primary and a fully-diluted basis.

Note 3 - Merger and Acquisitions

     On March 1, 1995, the Company issued 146,300 shares of its common stock in exchange for all of the partnership interest in Insurance West, a Phoenix, Arizona general insurance agency. The merger has been accounted for as a pooling-of-interests and, accordingly, the Company's consolidated financial statements have been restated for all periods prior to the merger to include the results of operations, financial position, and cash flows of Insurance West. The separate company operating results of Insurance West for periods prior to the merger are not material to the Company's consolidated operating results.

    During the first quarter of 1995, the Company acquired substantially all of the assets of King Insurance Agency, Inc. of Naples, Florida. During the first quarter of 1996, the Company acquired a majority interest in Florida Intracoastal Underwriters, Ltd., of Miami Lakes, Florida. These acquisitions have been accounted for using the purchase method of accounting. Pro forma results of operations for the three-month periods ended March 1995 and 1996 resulting from these acquisitions were not materially different from the results of operations as reported. Their results of operations have been combined with those of the Company since their respective acquisition dates.

Note 4 - Long-Term Debt

      The Company continues to maintain its credit agreement with a major insurance company under which $6 million (the maximum amount available for borrowings) was outstanding at March 31, 1996, at an interest rate equal to the prime lending rate plus one percent. The available amount will decrease by $1 million each August, as described in Note 7 to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

   In November 1994, the Company entered into a revolving credit facility with a national banking institution which provides for available borrowings of up to $10 million. As of March 31,1996, there were no borrowings against this line of credit.

Note 5 - Income Taxes

   In 1992, the Internal Revenue Service(Service)completed examinations of the Company's federal income tax returns for the tax years 1988, 1989, and 1990. As a result of its examinations, the Service issued Reports of Proposed Adjustments asserting income tax deficiencies which, by including interest and state income taxes for the periods examined and the Company's estimates of similar adjustments for subsequent periods through December 31, 1993, would total $6,100,000. The disputed items related primarily to the deductibility of amortization of purchased customer accounts of approximately $5,107,000 and non-compete agreements of approximately $993,000. In addition, the Service's report included a dispute regarding the time at which the Company's payments made pursuant to certain indemnity agreements would be deductible for tax reporting purposes. During 1994, the Company reached a settlement agreement with the Service with respect to certain of the disputed amortization items and the indemnity agreement payment issue. In March 1995, the Company reached a settlement agreement with the Service with respect to the remaining disputed items. Based upon this settlement and after taking into consideration the reductions in the Company's general tax reserves resulting from current and expected payments under the settlement agreement, the Company recorded a $451,000 reduction in the general tax reserve in the first quarter of 1995 with a corresponding reduction to its current income tax provision.

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

ITEM  2:    MANAGEMENT'S  DISCUSSION AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     Results of Operations

      Net Income. Net income for the first quarter of 1996 was $4,445,000, or $.51 per share, compared with net income in the first quarter of 1995 of $4,252,000, or $.49 per share. The 1995 earnings per share includes a favorable tax reserve adjustment of $.05 per share resulting from the reduction in general tax reserves stemming from the March 1995 settlement of the Company's remaining IRS examination issues. Excluding this non-recurring item, the first quarter earnings per share increased from $.44 to $.51, a 16% increase.

      Commissions and Fees. Commissions and fees for the first quarter of 1996 increased $3,311,000, or 13% from the same period
in  1995.   Approximately $1,944,000 of this increase represents
revenues from acquired agencies with the remainder due to new business production.

      Investment Income. Investment income for the first quarter of 1996 decreased $23,000 from the same period in 1995 primarily due to changes in interest rate returns.

      Other Income. Other income primarily includes gains and losses from the sale of customer accounts and other assets.
Other income for the three-month period ended March 31, 1996 increased $95,000 over the same period in 1995.

      Employee Compensation and Benefits. Employee compensation and benefits increased 11% during the first quarter of 1996 over the same period in 1995. This increase primarily relates to a net increase in commissions and fees and merit pay increases. Employee compensation and benefits as a percentage of total revenue decreased from 51% in the first quarter of 1995 to 50% in the first quarter of 1996.

   Other Operating Expenses. Other operating expenses for the first quarter of 1996 increased $540,000, or 9%, over the same period in 1995 primary due to increases in occupancy costs. Other operating expenses as a percentage of total revenue decreased from 22% in the first quarter of 1995 to 21% in the first quarter of 1996.

      Interest and Amortization.    Interest and amortization
expense   increased $168,000 during the first quarter of 1996
primarily as a result of increased expenses due to acquisitions.

      Income  Taxes.   The Company's effective tax rate increased
from 31% in the first quarter of 1995 to 39% in the first quarter
of  1996.   The increase in the effective income tax rate is
primarily the result of a $451,000 reduction in the Company's income tax reserves during the first quarter of 1996 due to the favorable settlement in March 1995 of the remaining outstanding Internal Revenue Service examination assessments which the Company had originally protested. See Note 5 to the condensed consolidated financial statements for further information.

     LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash and cash equivalents of $37,377,000 at March 31, 1996 increased by $9,027,000 from $28,350,000 at
December 31,1995. During the first quarter of 1996, $15,831,000 of cash was provided primarily from operating activities. Of this amount, $4,657,000 was used to acquire businesses, $1,092,000 for additions to fixed assets, and the remainder primarily to pay dividends on the Company's common stock. The current ratio at March 31, 1996 was 1.08 compared to 1.13 as of December 31, 1995.

      The Company has a revolving credit agreement with a major insurance company under which up to $6 million presently may be borrowed at an interest rate equal to the prime lending rate plus one percent. The amount of available credit decreases by $1 million each August through the year 2001, when it will expire. As of March 31, 1996, the maximum amount of borrowings was outstanding. In November 1994, the Company entered into a revolving credit facility with a national banking institution
that provides for available borrowings of up to $10 million.   As
of March 31, 1996, there were no borrowings against this line of credit. The Company believes that its existing cash, cash equivalents, short-term investments portfolio, funds generated from operations, and available credit facility borrowings are sufficient to satisfy its normal financial needs.

                            POE & BROWN, INC.

                      PART II - OTHER INFORMATION

     ITEM 1 - LEGAL PROCEEDINGS

      The Company is involved in various pending or threatened proceedings by or against the Company or one or more of its subsidiaries which involve routine litigation relating to insurance risks placed by the Company and other contractual matters. The Company's management does not believe that any of such pending or threatened proceedings will have a material adverse effect on the Company's financial position or results of operations.

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


        (a) Exhibits - Exhibit 3a - Articles of Incorporation(incorporated by reference to Exhibit 3a to Form 10-K
                                    for the year ended December 31, 1994)

                       Exhibit 3b - Amended and Restated Bylaws(incorporated
                                    by reference to Exhibit 3b to
                                    Registration Statement No. 33-58090 on
                                    Form S-4)

                       Exhibit 11 - Statement re:  Computation of
                                    Earnings Per Share

                       Exhibit 27 - Financial Data Schedule (for
                                    SEC use only)

       (b) There were no reports filed on Form 8-K during the quarter ended March 31, 1996.


                                SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            POE & BROWN, INC.

Date: May 10,1996                            /s/ James A. Orchard
                                            ________________________
                                            James A. Orchard
                                            Chief Financial
                                             Officer (duly authorized officer,
                                             principal financial officer
                                             and principal accounting officer)