Form 10-Q
period 1996-06-30
POE & BROWN INC
filed 1996-08-12
CIK 79282

<PAGE 1>

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                         FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarter period ended June 30, 1996.
                               or
[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ______ to _______

           Commission file number 0-7201.


                          POE & BROWN, INC.

      (Exact Name of Registrant as Specified in its Charter)


               Florida                               59-0864469
    ______________________________            __________________________
   (State or Other Jurisdiction of             (I.R.S. Employer
    Incorporation or Organization)              Identification Number)

   220 S. Ridgewood Ave., Daytona Beach, FL           32114
   ________________________________________   ___________________________
  (Address of Principal Executive Offices)            (Zip Code)



      Registrant's Telephone Number, Including Area Code:  (904) 252-9601


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.    Yes  X    No
                             ____     ____

The number of shares of the registrant's common stock, $.10 par value, outstanding as of August 2, 1996, was 8,695,990.

<PAGE 2>

                      POE & BROWN, INC.

                     Index to Form 10-Q
            For The Quarter Ended June 30, 1996

                                                                        PAGE
PART I.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Item  1.   Condensed Consolidated Financial Statements (Unaudited)

           Condensed Consolidated Statements of Income for the three
           and six months ended June 30, 1996 and 1995                    3

           Condensed Consolidated Balance Sheets as of June 30,
           1996 and December 31, 1995                                     4

           Condensed Consolidated Statements of Cash Flows for
           the six months ended June 30, 1996 and 1995                    5

           Notes to Condensed Consolidated Financial Statements           6

Item  2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            8


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                             10

Item  4.   Submission of Matters to a Vote of Security Holders           10

Item 6.    Exhibits and Reports on Form 8-K                              11


SIGNATURES                                                               12

<PAGE 3>

ITEM 1:  FINANCIAL STATEMENTS


                     POE & BROWN, INC.

   CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
            (In thousands, except per share data)

                                  For the three months      For the six months
                                     ended June 30,            ended June 30,
                                 1996             1995      1996          1995



REVENUES

Commissions and fees             $27,305        $24,364    $57,055     $50,803
Investment income                    802            992      1,643       1,856
Other income                         516            290        651         330
                                 _______        _______    _______     _______
  Total revenues                  28,623         25,646     59,349      52,989
                                 _______        _______    _______     _______

EXPENSES

Employee compensation and
  benefits                        15,118         13,701     30,586      28,051
Other operating expenses           6,541          6,077     13,145      11,692
Interest and amortization          1,420          1,219      2,787       2,418
                                 _______        _______    _______      ______
  Total expenses                  23,079         20,997     46,518      42,161
                                 _______        _______    _______     _______

Income before income taxes         5,544          4,649     12,831      10,828
Income taxes                       2,162          1,790      5,004       3,717
                                 _______        _______    _______     _______

NET INCOME                       $ 3,382        $ 2,859    $ 7,827     $ 7,111
                                 =======        =======    =======     =======

Net income per share             $  0.39        $   .33    $  0.90     $   .82
                                 =======        =======    =======     =======

Dividends declared per share     $   .12        $   .12    $   .24     $   .24
                                 =======       ========    =======     =======

Weighted average number of
  shares outstanding               8,677          8,716      8,696       8,696



              See notes to condensed consolidated financial statements.


<PAGE 4>


                      POE & BROWN, INC.

             CONDENSED CONSOLIDATED BALANCE SHEETS
            (In thousands, except per share amounts)

                                               (Unaudited)          (Audited)
                                                 June 30,         December 31,
                                                   1996                1995
                                               ___________         ___________


ASSETS
 Cash and cash equivalents                         $ 30,018           $ 28,350
 Short-term investments                               1,721              1,308
 Premiums,commissions and fees receivable,
  less allowance for doubtful accounts of
  $100 in 1996 and 1995                              60,104             56,553
 Other current assets                                 5,486              6,336
                                                   ________           ________
   Total current assets                              97,329             92,547

 Fixed assets, net                                   11,181             10,412
 Intangible assets, net                              48,921             36,613
 Investments                                         10,210              8,473
 Other assets                                         3,542              3,076
                                                   ________           ________
   Total assets                                    $171,183           $151,121
                                                   ========           ========

LIABILITIES
 Premiums payable to insurance companies           $ 72,513           $ 64,588
 Premium deposits and credits due customers           5,946              6,070
 Accounts payable and accrued expenses               10,447              9,417
 Current portion of long-term debt                    5,311              1,768
                                                   ________           ________
   Total current liabilities                         94,217             81,843

 Long-term debt                                       8,663              7,023
 Deferred income taxes                                2,173              1,502
 Other liabilities                                    6,544              6,341
                                                   ________           ________
   Total liabilities                                111,597             96,709

SHAREHOLDERS' EQUITY
 Common  stock, par value $.10 per share:
  authorized 18,000 shares; issued 8,619
  shares at 1996 and 8,663 shares at 1995               862                868
 Additional paid-in capital                             969              2,614
 Retained earnings                                   51,846             46,094
 Net unrealized appreciation of
   available-for-sale securities, net of tax
   effect of $3,699 in 1996 and $3,027 in 1995        5,909              4,836
                                                   ________           ________
   Total shareholders' equity                        59,586             54,412
                                                   ________           ________

   Total liabilities and shareholders' equity      $171,183           $151,121
                                                   ========           ========


             See notes to condensed consolidated financial statements.

<PAGE 5>

                      POE & BROWN, INC.


    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                           (In thousands)

                                             For the six months ended June 30,
                                                     1996             1995

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                        $ 7,827              $ 7,111
Adjustments to reconcile net income to net
  cash provided by operating activities:
Depreciation and amortization                       3,748                3,266
Provision for doubtful accounts                       -                     55
Deferred income taxes                                 -                (1,638)
Net gains on sales of investments, fixed assets
 and customer accounts                              (625)                (311)
Premiums, commissions and fees receivable,
 (increase) decrease                              (3,551)                9,969
Other assets, decrease                                599                1,239
Premiums payable to insurance companies,
 increase (decrease)                                7,925              (3,915)
Premium deposit and credits due customers,
 (decrease)                                         (124)              (1,370)
Accounts payable and accrued expenses,
 increase (decrease)                                1,030                (423)
Other liabilities, increase                           203                  819
                                                 ________              _______
NET CASH PROVIDED BY OPERATING ACTIVITIES          17,032               14,802
                                                 ________              _______


CASH FLOWS FROM INVESTING ACTIVITIES
Additions to fixed assets                          (2,415)             (2,100)
Payments for businesses acquired, net of cash
 acquired                                          (8,879)               (825)
Proceeds from sales of fixed assets and
 customer accounts                                     643                 362
Purchases of investments                             (801)               (261)
Proceeds from sales of investments                     402                 326
                                                  ________            ________
NET CASH USED IN INVESTING ACTIVITIES             (11,050)             (2,498)
                                                  ________            ________

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on long-term debt                            (588)               (639)
Proceeds from long-term debt                          -                    260
Exercise of stock options, issuances
 and purchases of stock                            (1,651)                 165
Cash dividends paid                                (2,075)             (2,067)
                                                  ________            ________

NET CASH USED IN FINANCING ACTIVITIES              (4,314)             (2,281)
                                                  ________            ________

Net increase in cash and cash equivalents            1,668              10,023
Cash and cash equivalents at beginning
 of period                                          28,350              23,185
                                                  ________             _______

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $30,018             $33,208
                                                  ========             =======

                   See notes to condensed consolidated financial statements.

<PAGE 6>


                         POE & BROWN, INC.

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - BASIS OF FINANCIAL REPORTING

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals except for the adjustment described in Note 5) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

      Results of operations for the three- and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

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

      During the first quarter of 1995, the Company acquired substantially all of the assets of King Insurance Agency, Inc. of Naples, Florida.
During the second quarter of 1995, the Company acquired substantially all of the assets of S. Lloyd Underwriters, Inc. of Ft. Lauderdale, Florida.
During the first quarter of 1996, the Company acquired a majority interest in Florida Intracoastal Underwriters, Ltd. of Miami Lakes, Florida.
During the second quarter of 1996, the Company acquired substantially all of the assets of B & R International, Inc. of Atlanta, Georgia.
These acquisitions have  been accounted for using the purchase method
of accounting.   Pro forma results of operations for the six-month
periods ended June 30, 1995 and 1996 resulting from these acquisitions were not materially different from the results of operations as reported. Their results of operations have been combined with those of the Company since their respective acquisition dates.

NOTE 4 - LONG-TERM DEBT

      The Company continues to maintain its credit agreement with a major insurance company under which $6 million (the maximum amount available for borrowings) was outstanding at June 30, 1996, at an interest rate equal to the prime lending rate plus one percent. The available amount will decrease by $1 million each August, as described in Note 7 to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

      In November 1994, the Company entered into a revolving credit facility with a national banking institution which provides for available borrowings of up to $10 million. As of June 30, 1996, there were no borrowings against this line of credit.

<PAGE 7>

NOTE 5 - INCOME TAXES

       In 1992, the Internal Revenue Service (Service) completed examinations of the Company's federal income tax returns for the tax years 1988, 1989, and 1990. As a result of its examinations, the Service issued Reports of Proposed Adjustments asserting income tax deficiencies which, by including interest and state income taxes for the periods examined and the Company's estimates of similar adjustments for subsequent periods through
December 31, 1993, would total $6,100,000. The disputed items related primarily to the deductibility of amortization of purchased customer
accounts and non-compete agreements.   In addition, the Service's report
included a dispute regarding the time at which the Company's payments made pursuant to certain indemnity agreements would be deductible for tax
reporting purposes.   During 1994, the Company reached a settlement agreement
with the Service with respect to certain of the disputed amortization
items and the indemnity agreement payment issue.   In  March  1995,
the Company reached a settlement agreement with the Service with respect to the remaining disputed items. Based upon this settlement and after taking into consideration the reductions in the Company's general tax reserves resulting from current and expected payments under the settlement agreement, the Company recorded a $451,000 adjustment to decrease reserves in the first quarter of 1995 with a corresponding reduction to its income tax provision.

NOTE 6 - CONTINGENCIES

      The Company is not a party to any legal proceedings other than various claims and lawsuits arising in the normal course of business. Management of the Company does not believe that any such claims or lawsuits will have a material effect on the Company's financial condition or results of operations.

<PAGE 8>

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      RESULTS OF OPERATIONS

     Net Income.   Net income for the second quarter of 1996 was  $3,382,000, or $.39 per share, compared with net income in the second quarter of 1995 of $2,859,000, or $.33 per share, an 18% increase in per share earnings. Net income for the six months ended June 30, 1996 was $7,827,000 or $.90 per share, compared with 1995 same period net income of $7,111,000, or $.82 per share, for a 10% increase. Excluding a first quarter 1995 favorable tax reserve adjustment of $.05 per share, per share earnings from recurring operations are up 17% in 1996.

     Commissions and Fees. Commissions and fees for the second quarter of 1996 increased $2,941,000, or 12% from 1995. Approximately $2,250,000 of this increase represents revenues from acquired agencies with the remainder due to new business production. Commissions and fees for the six month ended June 30, 1996 were $57,055,000 compared to $50,803,000 for the same period in 1995, a 12% increase. The 1996 increase is due to new business production and approximately $4,194,000 of revenues from acquired agencies.

      Investment Income. Investment income for the quarter and six month periods ended June 30, 1996 decreased $190,000 and $213,000, respectively, from the same periods in 1995. This decrease is primarily due to lower levels of invested cash and changes in interest rate returns.

      Other Income.   Other income primarily includes gains and losses from
the sale of customer accounts and other assets.   Other income increased
approximately $226,000 for the six months ended June 30, 1996 over the same period for 1995 and approximately $321,000 for the three months ended June 30, 1996 over the same period for 1995.

       Employee Compensation and Benefits. Employee compensation and benefits increased during both the three and six months ended June 30, 1996. The increase for the six-month period ended June 30, 1996 is 9% while the increase for the quarter ended June 30, 1996 is 10%. This increase is primarily due to additional compensation expense as a result of the increased commission and fee revenues and increase in the number of
employees as a result of acquisitions.   Compensation and employee benefits
as a percentage of total revenues were generally consistent between the 1996 and 1995 periods.

      Other Operating Expenses.   Other operating expenses for the three
months ended June 30, 1996 increased $464,000 over the same period in 1995
but declined as a percentage of total revenues from 23.7% to 22.9%.   Other
operating expenses for the six months ended June 30, 1996 increased $1,453,000 from 1995 and remained constant as a percentage of total revenues. This increase is primarily attributable to cost associated with acquisitions.

      Interest and Amortization.   Interest and amortization expense
increased $201,000 during the second quarter of 1996 and $369,000 during the six months ended June 30, 1996 over the same periods in 1995. This increase is primarily the result of acquisition transactions.

      Income Taxes.   The Company's effective tax rate for the three months
ended June 30, 1996 and 1995 was 39% and 38.5%, respectively.   The Company's
effective tax rate for the six-month period increased from 34.3% in 1995 to 39% in 1996. The increase in the effective tax rate is primarily the result of a $450,000 reduction in the Company's income tax reserves during the first quarter of 1995 due to the favorable tax settlement in March 1995 of the remaining outstanding Internal Revenue Service examinations assessments which the Company had originally protested. See Note 5 to the Condensed Consolidated Financial Statements for further information.

<PAGE 9>

LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash and cash equivalents of $30,018,000 at June 30, 1996 increased by $1,668,000 from $28,350,000 at December 31, 1995. During the six months ended June 30, 1996, $17,032,000 of cash was provided primarily from operating activities. Of this amount, $8,879,000 was used to acquire businesses, $2,415,000 for additions to fixed assets, 1,651,000 for the purchase of Company stock, and the remainder primarily to pay dividends on the Company's common stock. The current ratio at June 30, 1996 was 1.03 compared to 1.13 as of December 31, 1995.

      The Company has a revolving credit agreement with a major insurance company under which up to $6 million presently may be borrowed at an interest rate equal to the prime lending rate plus one percent. The amount of available credit decreases by $1 million each August through the year 2001, when it will expire. As of June 30, 1996, the maximum amount of borrowings was outstanding. In November 1994, the Company entered into a revolving credit facility with a national banking institution that provides for available borrowings of up to $10 million. As of June 30, 1996, there were no borrowings against this line of credit. The Company believes that its existing cash, cash equivalent, short-term investments portfolio, funds generated from operations, and available credit facility borrowings are sufficient to satisfy its normal financial needs.

<PAGE 10>


                           POE & BROWN, INC.

                       PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

      As previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, on September 9, 1994, the Company was named as a third-party defendant in a case pending in the United States District
Court, Eastern District of New York, captioned Alec Sharp, an Underwriter at Lloyds on behalf of himself and other Lloyd's Underwriters and Colin Trevor Dingley, on behalf of himself and other Lloyd's Underwriters v. Best Security Corp., d/b/a Independent Armored, et al. The third-party complaint was filed against the Company by some of the defendants in the action. The case arose from the theft of jewelry claimed to be worth approximately $7 million from an armored car owned and operated by Best Security Corp.
Plaintiffs, the insurers, sought a declaratory judgment against the insured and purported additional insureds that the policy was void from inception because the insured made misrepresentations on the application.
In the third-party complaint, the third-party plaintiffs alleged that the Company issued certificates of insurance naming additional insureds without authorization, and claimed the Company failed to communicate information given to the Company by the named insured to the Underwriters at Lloyds of London. In the first and second quarters of 1996, the claims of all of the third-party plaintiffs were resolved through settlement, and on June 17, 1996 the action was dismissed with prejudice. The settlement of these claims did not have a material effect on the consolidated financial position or operations of the Company.

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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


      The Company's Annual Meeting of Shareholders was held on April 30, 1996. At the Annual Meeting, seven of the existing directors of the Company
were re-elected to the Board.   Three directors did not stand for
re-election.   In addition, the Company's shareholders approved a proposal to adopt the Poe & Brown, Inc. Stock Performance Plan (the "Plan").

      The number of votes cast for and against the proposal to adopt the Plan were 6,771,637 and 36,120, respectively. There were 183,866 abstentions and no broker non-votes with respect to this proposal.

      The number of votes cast for or withheld with respect to the election of each of the directors is set forth below:

                                         For               Withheld

     J. Hyatt Brown                   6,903,591             88,032

     Samuel P. Bell, III              6,905,262             86,361

     Bruce G. Geer                    6,904,998             86,625

     Jim W. Henderson                 6,904,998             86,625

     Kenneth E. Hill                  6,905,062             86,561

     Bradley Currey, Jr.              6,904,862             86,761

     Theodore J. Hoepner              6,905,062             86,561

<PAGE 11>

There were no abstentions and no broker non-votes with respect to the election of the directors.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits - Exhibit 3a - Articles of Incorporation (incorporated by reference to Form 10-K for the year
                                ended December  31, 1994)
                   Exhibit 3b - Amended and Restated Bylaws
                   Exhibit 11 - Statement re: Computation of Per Share Earnings
                   Exhibit 27 - Financial Data Schedule (for SEC use only)

   (b) There were no reports filed on Form 8-K during the quarter ended June 30, 1996.

<PAGE 12>


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      POE & BROWN, INC.





    Date: August 8, 1996              /s/James A. Orchard
                                      ____________________________________
                                      James A. Orchard
                                      Chief Financial Officer
                                      (duly authorized officer, principal
                                       financial officer and principal
                                       accounting officer)