Form 10-Q
period 1996-09-30
POE & BROWN INC
filed 1996-11-12
CIK 79282

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 1996.
                               or

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(d)  OF
          THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________ to ____________

Commission file number 0-7201.


                       POE & BROWN, INC.
     (Exact name of Registrant as specified in its charter)

           Florida                                  59-0864469
 (State or Other Jurisdiction of                 (I.R.S. Employer
  Incorporation or Organization)                  Identification Number)


 220 S. Ridgewood Ave., Daytona Beach, FL               32115
(Address of Principal Executive Offices)             (Zip Code)



Registrant's telephone number, including area code:  (904) 252-9601


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
ninety (90) days.    Yes  X    No
                         ___      ____

The number of shares of the Registrant's common stock, $.10 par value, outstanding as of November 1, 1996, was 8,698,964.

<PAGE 2>

                        POE & BROWN, INC.

                       Index to Form 10-Q
             For The Quarter Ended September 30, 1996

                                                                        PAGE

PART I.  FINANCIAL INFORMATION

  Item 1.   Condensed  Consolidated  Financial  Statements
            (Unaudited)

            Condensed Consolidated Statements of Income for the
            three and nine months ended September 30, 1996 and 1995       3


            Condensed Consolidated Balance Sheets as of September 30,
            1996 and December 31, 1995                                    4

            Condensed Consolidated Statements of Cash Flows for
            the  nine months ended September 30, 1996 and  1995           5

            Notes to Condensed Consolidated Financial Statements          6

 Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           7

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings                                               9

 Item 6.  Exhibits and Reports on Form 8-K                                9


SIGNATURES                                                                9


<PAGE 3>

ITEM 1:  FINANCIAL STATEMENTS


                        POE & BROWN, INC.

     CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
              (In thousands, except per share data)


                                    For the three months   For the nine months
                                    ended September 30,    ended September 30,
                                    1996          1995     1996         1995

REVENUES
 Commissions and fees               $28,381     $25,134    $85,436  $   75,937
 Investment  income                     756         978      2,399       2,834
 Other income                           289         238        940         568
                                    _______     _______    _______   _________
   Total  revenues                   29,426      26,350     88,775      79,339
                                    _______     _______    _______   _________

EXPENSES
 Employee compensation and benefits  15,255      13,491     45,841      41,542
 Other operating expenses             5,592       5,285     18,737      16,977
 Interest and amortization            1,467       1,342      4,254       3,760
                                    _______     _______    _______    ________
   Total expenses                    22,314      20,118     68,832      62,279
                                    _______     _______    _______    ________

 Income before income taxes           7,112       6,232     19,943      17,060
 Income taxes                         2,774       2,400      7,778       6,117
                                    _______     _______    _______    ________

NET INCOME                         $  4,338    $  3,832    $12,165    $ 10,943
                                   ========    ========    =======    ========

 Net income per share              $    .50    $    .44    $  1.40    $   1.26
                                   ========    ========    =======    ========

 Dividends declared per share      $    .13    $    .12    $   .37    $    .36
                                   ========    ========    =======    ========

 Weighted average number of
   shares outstanding                 8,665       8,710     8,683        8,695




     See notes to condensed consolidated financial statements.

<PAGE 4>


                        POE & BROWN, INC.

            CONDENSED CONSOLIDATED BALANCE SHEETS
            (In thousands, except per share amounts)


                                          (Unaudited)              (Audited)
                                         September 30,            December 31,
                                              1996                   1995

ASSETS
 Cash and cash equivalents              $29,388                    $28,350
 Short-term investments                   1,760                      1,308
 Premiums, commissions and fees
   receivable, less allowance for
   doubtful accounts of $100 in
   1996 and 1995                         49,829                     56,553
 Other current assets                     7,501                      6,336
                                      _________                   ________
   Total  current assets                 88,478                     92,547

 Fixed assets, net                       11,607                     10,412
 Intangible assets, net                  50,274                     36,613
 Investments                             10,538                      8,473
 Other assets                             3,440                      3,076
                                      ---------                  ---------

   Total assets                       $ 164,337                  $ 151,121
                                      =========                  =========

LIABILITIES
 Premiums payable to
   insurance companies                $  64,697                  $  64,588
 Premium deposits and
   credits due customers                  4,597                      6,070
 Accounts payable and
   accrued expenses                      10,025                      9,417
 Current portion of long-term debt        5,303                      1,768
                                      _________                  _________

    Total current liabilities            84,622                     81,843

 Long-term debt                           7,464                      7,023
 Deferred income taxes                    2,350                      1,502
 Other liabilities                        6,161                      6,341
                                      _________                   ________

   Total liabilities                    100,597                     96,709
                                      _________                   ________

SHAREHOLDERS' EQUITY
 Common stock, par value $.10 per
   share: authorized 18,000 shares;
   issued 8,658 shares at 1996 and
   8,681 shares at 1995                     866                        868
 Additional paid-in capital               1,672                      2,614
 Retained earnings                       55,141                     46,094
 Net unrealized appreciation of
   available-for-sale securities,
   net of tax effect of $3,875 in
   1996 and $3,027 in 1995                6,061                      4,836
                                      _________                   ________

   Total shareholders' equity            63,740                     54,412
                                      _________                   ________

   Total liabilities and
     shareholders' equity             $ 164,337                   $151,121
                                      =========                   ========


           See notes to condensed consolidated financial statements.

<PAGE 5>

                        POE & BROWN, INC.


    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                         (In thousands)

                                       For the nine months ended September 30,
                                               1996             1995


CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                   $12,165           $10,943
 Adjustments to reconcile net income
   to net cash provided by operating
   activities:
 Depreciation and amortization                  5,666             4,916
 Provision for doubtful accounts                   -                 31
 Deferred income taxes                             -            (1,639)
 Net gains on sales of investments,
   fixed assets and customer accounts            (898)            (498)
 Premiums, commissions and fees
   receivable decrease                           6,724            7,485
 Other assets (increase)                       (1,262)            (135)
 Premiums payable to insurance
   companies increase                              109               79
 Premium deposit and credits due
   customers (decrease)                        (1,473)          (1,998)
 Accounts payable and accrued
   expenses increase (decrease)                    118            (974)
 Other liabilities (decrease) increase           (180)              788
                                             _________         ________

NET CASH PROVIDED BY OPERATING ACTIVITIES       20,969           18,998
                                             _________         ________

CASH FLOWS FROM INVESTING ACTIVITIES
 Additions to fixed assets                     (3,524)           (3,092)
 Payments for businesses acquired,
   net of cash acquired                       (10,969)           (3,935)
 Proceeds from sales of fixed assets
   and customer accounts                           848               520
 Purchases of investments                      (1,053)             (303)
 Proceeds from sales of investments                624               413
                                             _________          ________

NET CASH USED IN INVESTING ACTIVITIES         (14,074)           (6,397)
                                             _________          ________

CASH FLOWS FROM FINANCING ACTIVITIES
 Payments on long-term debt                    (1,795)           (1,995)
 Proceeds from long-term debt                      -                 500
 Exercise of stock options, issuances
   and purchases of stock                        (944)               102
 Cash dividends paid                           (3,118)           (3,106)
                                             _________          ________

NET CASH USED IN FINANCING ACTIVITIES          (5,857)           (4,499)

 Net increase in cash and cash equivalents       1,038             8,102
 Cash and cash equivalents at beginning of
   period                                       28,350            23,185
                                             _________          ________

CASH AND CASH EQUIVALENTS AT END OF PERIOD   $  29,388          $ 31,287
                                             =========          ========


       See notes to condensed consolidated financial statements.

<PAGE 6>

                            POE & BROWN, INC.

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                           SEPTEMBER 30, 1996

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

      Results of operations for the three- and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

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

      During the first quarter of 1995, the Company acquired substantially all of the assets of King Insurance Agency, Inc. of Naples, Florida. During the second quarter of 1995, the Company acquired substantially all of the assets of S. Lloyd Underwriters, Inc. of Ft. Lauderdale, Florida. During the third quarter of 1995 the Company acquired substantially all of the assets of Roehrig/Flood & Associates of St. Petersburg, Florida and the Robert Scott Gordon Insurance Agency of Newtown Square, Pennsylvania. During the first quarter of 1996, the Company acquired a majority interest in Florida Intracoastal Underwriters, Ltd. of Miami Lakes, Florida. During the second quarter of 1996, the Company acquired substantially all of the assets of B & R International, Inc. of Atlanta, Georgia. During the third quarter of 1996, the Company acquired substantially all of the assets of Anderson-Reeve & Associates of Phoenix, Arizona and Larry Breen & Associates of Orlando, Florida. These acquisitions have been accounted for using the purchase method of accounting. Pro forma results of operations for the nine-month periods ended September 30, 1995 and 1996 resulting from these acquisitions were not materially different from the results of operations as reported. The results of operations for these companies have been combined with those of the Company since their respective acquisition dates.

<PAGE 7>


Note 4 - Long-Term Debt

      The Company continues to maintain its credit agreement with a major insurance company under which $5 million (the maximum amount available for borrowings) was outstanding at September 30, 1996, at an interest rate equal to the prime lending rate plus one percent. The available amount will decrease by $1 million each August, as described in Note 7 to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

      In November 1994, the Company entered into a revolving credit facility with a national banking institution which provides for available borrowings of up to $10 million. As of September 30, 1996, there were no borrowings against this line of credit.

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

Item 2:     MANAGEMENT'S  DISCUSSION AND  ANALYSIS  OF  FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

   Results of Operations

      Net Income. Net income for the third quarter of 1996 was $4,338,000, or $.50 per share, compared with net income in the third quarter of 1995 of $3,832,000, or $.44 per share, a 14% increase in per share earnings. Net income for the nine months ended September 30, 1996 was $12,165,000, or $1.40 per share, compared with 1995 same period net income of $10,943,000, or $1.26 per share, for an 11% increase. Excluding a first quarter 1995 favorable tax reserve adjustment of $.05 per share, per share earnings from recurring operations are up 16% in 1996.

      Commissions and Fees. Commissions and fees for the third quarter of 1996 increased $3,247,000, or 13% from 1995. Approximately $1,013,000 of this increase represents revenues from acquired agencies with the remainder due to new business production. Commissions and fees for the nine months ended September 30, 1996 were $85,436,000 compared to $75,937,000 for the same period in 1995, a 12% increase. The 1996 increase is due to new business production and approximately $3,098,000 of revenues from acquired agencies.

      Investment Income. Investment income for the quarter and nine-month periods ended September 30, 1996 decreased $222,000 and $435,000, respectively, from the same periods in 1995. This decrease is primarily due to lower levels of invested cash and changes in interest rate returns.

<PAGE 8>


      Other Income. Other income primarily includes gains and losses from the sale of customer accounts and other assets. Other income increased approximately $372,000 for the nine months ended September 30, 1996 over the same period for 1995 and approximately $51,000 for the three months ended September 30, 1996 over the same period for 1995.

      Employee Compensation and Benefits. Employee compensation and benefits increased during both the three and nine months ended September 30, 1996. The increase for the nine-month period ended September 30, 1996 was 10% while the increase for the quarter ended September 30, 1996 was 13%. This increase is primarily due to additional compensation expense as a result of the increased commission and fee revenues and increase in the number of employees as a result of acquisitions. Compensation and employee benefits as a percentage of total revenues were generally consistent between the 1996 and 1995 periods.

     Other Operating Expenses. Other operating expenses for the three months ended September 30, 1996 increased $307,000 over the same period in 1995 but declined as a percentage of total revenues from 20% to 19%. Other operating expenses for the nine months ended September 30, 1996 increased $1,760,000 from 1995 and remained constant as a percentage of total revenues. This increase is primarily attributable to costs associated with acquisitions.

      Interest and Amortization. Interest and amortization expense increased $125,000 during the third quarter of 1996 and $494,000 during the nine months ended September 30, 1996 over the same periods in 1995. This increase is primarily the result of acquisition transactions.

      Income Taxes. The Company's effective tax rates for the three months ended September 30, 1996 and 1995 were 39% and 38.5%, respectively. The Company's effective tax rate for the nine-month period increased from 35.9% in 1995 to 39% in 1996. The increase in the effective tax rate is primarily the result of a $451,000 reduction in the Company's income tax reserves during the first quarter of 1995 due to the favorable tax settlement in March 1995 of the remaining outstanding Internal Revenue Service examinations assessments which the Company had originally protested. See Note 5 to the Condensed Consolidated Financial Statements for further information.

Liquidity and Capital Resources

      The  Company's cash and cash equivalents of $29,388,000  at
September  30,  1996 increased by $1,038,000 from $28,350,000  at
December 31, 1995. During the nine months ended September 30, 1996, $20,969,000 of cash was provided primarily from operating activities. Of this amount, $10,969,000 was used to acquire businesses, $3,524,000 for additions to fixed assets, $1,795,000 for payment on long-term debt and the remainder primarily to pay dividends on the Company's common stock. The current ratio at September 30, 1996 was 1.05 compared to 1.13 as of December 31, 1995.

      The Company has a revolving credit agreement with a major insurance company under which up to $5 million presently may be borrowed at an interest rate equal to the prime lending rate plus one percent. The amount of available credit decreases by $1 million each August through the year 2001, when it will expire. As of September 30, 1996, the maximum amount of borrowings was outstanding. In November 1994, the Company entered into a revolving credit facility with a national banking institution that provides for available borrowings of up to $10 million. As of September 30, 1996, there were no borrowings against this line of credit. The Company believes that its existing cash, cash equivalents, short-term investments portfolio, funds generated from operations, and available credit facility borrowings are sufficient to satisfy its normal financial needs.

<PAGE 9>


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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits

            Exhibit 3a  -  Articles of Incorporation (incorporated
                           by reference to Form 10-K for the year ended
                           December 31, 1994)
            Exhibit 3b  -  Amended and Restated Bylaws (incorporated by reference to Form 10-Q for the quarter ended
                           June 30, 1996)
            Exhibit 11  -  Statement re:  Computation of Per Share
                           Earnings
            Exhibit  27 -  Financial Data Schedule (for SEC use only)

      (b) There were no reports filed on Form 8-K during the quarter ended September 30, 1996.

                              SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              POE & BROWN, INC.


                              /s/ James A. Orchard
Date:  November 11, 1996      _______________________________________
                              James A. Orchard, Vice President,
                              Treasurer and Chief Financial Officer
                              (duly authorized officer and principal
                               financial officer and principal
                               accounting officer)