Form 10-K
period 1996-12-31
POE & BROWN INC
filed 1997-03-24
CIK 79282

1
<PAGE 1>

                 SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                             FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996).
             For the fiscal year ended December 31, 1996.

                                 or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

        For   the   transition  period  from   ____________  to _____________

                      Commission file number 0-7201.

                 POE & BROWN, INC.
       (Exact name of Registrant as specified in its charter)


             Florida                             59-0864469
_______________________________                  __________________
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                   Identification Number)

            220 South Ridgewood Avenue, Daytona Beach, FL 32114
           (Address of principal executive offices)  (Zip Code)

    Registrant's telephone number, including area code:  (904) 252-9601

     Securities registered pursuant to Section 12(b) of the Act:  None
        Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $.10 par value
                          (Title of class)
                     ________________________________

Indicate by check mark whether the Registrant (1) has filed all reports re quired to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past ninety (90) days.   Yes X    No ___
                                                        ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K [   ].

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the last reported price at which the stock was sold on March 7, 1997, was $176,787,330.

The number of shares of the Registrant's common stock, $.10 par value, out standing as of March 7, 1997, was 8,699,489.

                DOCUMENTS INCORPORATED BY REFERENCE

Portions  of  the  Registrant's  1996 Annual  Report  to  Shareholders  are
incorporated by reference into Parts I and II of this Report. With the exception of those portions which are incorporated by reference, the Registrant's Annual Report to Shareholders is not deemed filed as part of this Report.

Portions of the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

<PAGE 2>


                        POE & BROWN, INC.

                     FORM 10-K ANNUAL REPORT
              FOR THE YEAR ENDED DECEMBER 31, 1996

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

      The Company is compensated for its services by commissions paid by insurance companies and fees for administration and benefit consulting services. The commission is usually a percentage of the premium paid by an insured. Commission rates generally depend upon the type of insurance, the particular insurance company, and the nature of the services provided by the Company. In some cases, a commission is shared with other agents or brokers who have acted jointly with the Company in a transaction. The Company may also receive from an insurance company a contingent commission that is generally based on the profitability  and  volume of business  placed  with  it  by  the
Company over a given period of time. Fees are principally generated by the Company's Service Division, which offers administration and benefit consulting services primarily in the workers' compensation and employee benefit markets. The amount of the Company's income from commissions and fees is a function of, among other factors, continued new business production, retention of existing customers, acquisitions, and fluctuations in insurance premium rates and insurable exposure units.

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

<PAGE 3>

      The Company's activities are conducted in 19 locations throughout Florida, and in eight additional locations in Arizona, California, Connecticut, Georgia, New Jersey, North Carolina, Pennsylvania, and Texas. Because the Company's business is concentrated in Florida, the occurrence of adverse economic conditions or an adverse regulatory climate in Florida could have a materially adverse effect on its business, although the Company has not encountered such conditions in the past.

      The Company's business is divided into five divisions: (i) the Retail Division; (ii) the Professional Programs Division;
(iii) the Commercial Programs Division; (iv) the Service Division; and (v) the Brokerage Division. The Retail Division is composed of Company employees in 23 offices who market and sell a broad range of insurance products to insureds. The two Program Divisions work with underwriters to develop proprietary insurance programs for specific niche markets. These programs are marketed and sold primarily through approximately 350 independent agencies and more than 2,000 independent agents across the United States. The Company receives an override on the commissions generated by these independent agencies. The Service Division provides insurance-related services such as third-party administration and consultation for workers' compensation and employee benefit markets. The Brokerage Division markets and sells excess and surplus commercial insurance, as well as certain niche programs, primarily through independent agents.

      The following table sets forth a summary of (i) the commission and fee revenues realized from each of the Company's operating divisions for each of the three years in the period ended December 31, 1996 (in thousands of dollars), and (ii) the percentage of the Company's total commission and fee revenues represented by each division for each of such periods:


                                1994     %     1995        %    1996        %
                                ____    ____   ____      ____   _____      ___


Retail  Division               $56,018  58.4%  $ 59,552  58.4%  $ 66,798  58.4%
Professional Programs Division  20,907  21.8%    21,463  21.0%    20,377  17.8%
Commercial Programs Division     5,612   5.9%     6,079   6.0%     5,355   4.7%
Service Division                10,643  11.1%    10,751  10.5%    11,887  10.4%
Brokerage Division               2,672   2.8%     4,153   4.1%     9,961   8.7%
                               _______  _____  ________  _____  ________  _____
      Total                    $95,852  100 %  $101,998  100 %  $114,378  100%
                               ======= =====   ========  =====  ========  =====



RETAIL DIVISION

      The Company's Retail Division operates through 23 locations in eight states. These locations employ approximately 591 persons. The Company's retail insurance agency business consists primarily of selling and marketing property and casualty insurance coverages to commercial, professional and, to a limited extent, individual customers. The categories of insurance principally sold by the Company are: Casualty - insurance relating to legal liabilities, workers' compensation, commercial and private passenger automobile coverages, and fidelity and surety insurance; and Property - insurance against physical damage to property and resultant interruption of business or extra expense caused by fire, windstorm or other perils. The Company also sells and services all forms of group and individual life, accident, health, hospitalization, medical and dental insurance programs. Each category of insurance is serviced by insurance specialists employed by the Company.


<PAGE 4>

      No material part of the Company's retail business depends upon a single customer or a few customers. During 1996, the Company's Retail Division received approximately $440,000 of fees and commissions from Rock-Tenn Company, the Company's largest single Retail Division customer. Such amount represented approximately 1% of the Retail Division's total commission and fee revenues for 1996.

      In connection with the selling and marketing of insurance coverages, the Company provides a broad range of related services to its customers, such as risk management surveys and analysis, consultation in connection with placing insurance coverages, and claims processing. The Company believes these services are important factors in securing and retaining customers.

PROFESSIONAL AND COMMERCIAL PROGRAMS DIVISIONS

      In 1996, the Company's National Programs Division was divided into two distinct market-responsive groups as a result of changes in market conditions. The two divisions created as a result of this separation are the Professional Programs Division and the Commercial Programs Division. These divisions tailor insurance products to the needs of a particular professional or trade group, negotiate policy forms, coverages and commission rates with an insurance company and, in certain cases, secure the formal or informal endorsement of the product by a professional association or trade group. Programs are marketed and sold primarily through a national network of approximately 350 independent agencies and more than 2,000 independent agents, who solicit customers though advertisements in association publications, direct mailings and personal contact. The Company also markets a variety of these products through certain of its retail offices. Under agency agreements with the insurance companies that underwrite these programs, the Company usually has authority to bind coverages, subject to established guidelines, to bill and collect premiums and, in some cases, to process claims.

      The Company is committed to ongoing market research and development of new proprietary programs. The Company employs a variety of methods, including interviews with members of various professional and trade groups to which the Company does not presently offer insurance products, to assess the coverage needs of such professional associations and trade groups. If the initial market research is positive, the Company studies the existing and potential competition and locates potential carriers for the program. A proposal is then submitted to and negotiated with a selected carrier and, in most instances, a professional or trade association from which endorsement of the program is sought. New programs are introduced through written communications, personal visits with agents, placements of advertising in trade publications and, where appropriate, participation in trade shows and conventions. Several new programs are currently being reviewed or implemented by the Company. There can be no assurance, however, as to whether the Company will be successful in developing or implementing any such new programs, or what the market reception will be.

      Professional Programs. The professional groups serviced by the Professional Programs Division include dentists, lawyers, physicians, chiropractors, and optometrists and opticians. Set forth below is a brief description of the programs offered to these major professional groups.

    -     Dentists:    The   largest  program  marketed   by   the
Professional  Programs  Division is a  package  insurance  policy
known   as   the  Professional  Protector  PlanR,  which  provides
comprehensive   coverage   for   dentists,   including   practice
protection and professional liability. This program, initiated in 1969, is endorsed by 31 state or local dental societies, and is offered in 49 states, the District of Columbia, the Virgin
Islands   and   Puerto  Rico.  This  program  presently   insures
approximately   36,300  dentists,  which  the  Company

<PAGE 5>

believes represents approximately 28% of the eligible practicing dentists within the Company's marketing territories.

    -     Lawyers:    The   Company   began   marketing   lawyers'
professional  liability  insurance  in  1973,  and  the  national
Lawyer's  Protector  PlanR was introduced in  1983.   The  program
presently insures approximately 36,000 attorneys and is offered in 45 states, the District of Columbia and the Virgin Islands.

   -     Physicians:   The Company markets professional  liability
insurance  for  physicians,  surgeons,  and  other  health   care
providers  through  a  program known as the Physicians  Protector
PlanR.   The  program, initiated in 1980, is currently offered  in
thirteen states and insures approximately 3,000 physicians.

   - Optometrists and Opticians: The Optometric Protector PlanR was created in 1973 to provide optometrists and opticians with a package of practice and professional liability coverage.
This   program  insures  approximately  7,100  optometrists   and
opticians in all 50 states and Puerto Rico.

   - Chiropractors: The Chiropractic Protector PlanSM (the "CPP") was introduced in 1996 to provide professional liability and comprehensive general liability coverage for chiropractors. This program is currently being offered in Florida and Illinois with the expectation that it will soon be offered in other states.

      The professional programs described above are underwritten predominantly through CNA Insurance Companies ("CNA"). The Company and CNA are parties to Program Agency Agreements with respect to each of the programs described above except for the CPP, with respect to which an agreement is currently being finalized. Among other things, these agreements grant the Company the exclusive right to solicit and receive applications for program policies directly and from other licensed agents and to bind and issue such policies and endorsements thereto. In fulfilling its obligations under the agreements, the Company must comply with the administrative and underwriting guidelines established by CNA. The Company must use its best efforts to promote the programs and solicit and sell program policies. The Company is compensated through commissions on premiums, which vary according to insurance product (e.g., workers' compensation, commercial umbrella, package coverage, monoline professional and general liability) and the Company's role in the transaction. The commission to which the Company is entitled may change upon 90 days written notice from CNA. The Program Agency Agreements are generally cancellable by either party for any reason on advance written notice of six months or one year. An agreement may also be terminated upon breach, by the non-breaching party, subject to certain opportunities to cure the breach.

      Commercial Programs. The Commercial Programs Division's Towing Operators Protector PlanR was introduced in 1993 and currently provides specialized insurance products to tow-truck operators in 42 states. The Automobile Dealers Protector PlanR insures non-franchised automobile dealers whose primary business is the sale of used cars and trucks. In Florida, the program is endorsed by the Florida Independent Auto Dealers Association. Since 1994, this program has been expanded into all 50 states and currently insures approximately 3,600 dealers. The Automobile Transporters Protector PlanSM , introduced in 1996 and offered in all 50 states, encompasses risks engaged in the transportation of
automobiles   and  trucks  on  vehicles  designed  for   multiple
automobile transportation. The Automotive Aftermarket Protector PlanSM , introduced in 1996 and currently offered in 47 states,
is   a  property  and  casualty  program  for  manufacturers   of
automotive parts, manufacturers of machinery and equipment that make or alter parts, and companies in

<PAGE 6>

the business of vehicle conversion.    The Company also plans to
introduce its Manufacturers Protector PlanSM and Railroad Protector PlanSM in 1997.

     The Insurance Administration Center ("IAC") became a wholly-owned subsidiary of the Company in 1989. IAC was founded in 1962 to serve as insurance consultant to the National Association of Wholesaler-Distributors ("NAW"), including NAW's Industry Associations, which have a total of approximately 40,000 member companies. IAC currently serves NAW members as a third-party administration facility for life and health coverages, and markets and sells various employee benefit and property and casualty insurance products to NAW members.

      IAC's third-party administration services include billing, premium accounting, eligibility, enrollment, claims payments and financial reporting, and IAC currently processes claims for approximately 265 employers associated with NAW in a program for which John Hancock Life Insurance Company is the lead underwriter. Since April 1995, IAC's property and casualty offerings have been principally underwritten by General Accident Insurance Company. Premiums written in 1996 totalled $37.8 million.

     In April 1996, the Company sold substantially all the assets of Health Care Insurers, Inc. ("HCI"), a wholly-owned subsidiary located in Colorado Springs, Colorado. HCI marketed and sold professional health care liability insurance and property coverages through independent agents to hospitals, laboratories, nursing homes, medical groups and clinics.

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

      The Service Division provides workers' compensation TPA services for approximately 2,500 employers representing more than $3 billion of employee payroll. The Company's largest workers' compensation contract represents approximately 69% of the Company's workers' compensation TPA revenues, or 4% of the Company's total commission and fee revenues.


<PAGE 7>

BROKERAGE DIVISION

      The Brokerage Division markets excess and surplus lines and specialty niche insurance products to the Company's Retail Division, as well as to other retail agencies throughout Florida and the southeastern United States. The Brokerage Division represents various U.S. and U.K. surplus lines companies and is also a Lloyd's of London correspondent. In addition to surplus lines carriers, the Brokerage Division represents admitted carriers for smaller agencies that do not have access to large insurance carrier representation. Excess and surplus products include commercial automobile, garage, restaurant, builder's risk and inland marine lines. Difficult-to-insure general liability and products liability coverages are a specialty, as is excess workers' compensation. Retail agency business is solicited through mailings and direct contact with retail agency representatives. In 1996, the Company acquired a 75% ownership interest in Florida Intracoastal Underwriters, Limited Company ("FIU") of Miami Lakes, Florida. FIU is a managing general agency that specializes in providing insurance coverages for coastal and inland high-value condominiums and apartments. FIU has developed a unique reinsurance facility to support the underwriting activities associated with these risks.

EMPLOYEES

      At December 31, 1996, the Company had 1,075 full-time equivalent employees. The Company has contracts with its sales employees that include provisions restricting their right to solicit the Company's customers after termination of employment with the Company. The enforceability of such contracts varies from state to state depending upon state statutes, judicial decisions and factual circumstances. The majority of these contracts are terminable by either party; however, the agreements not to solicit the Company's customers generally continue for a period of three years after employment termination.

      None of the Company's employees is represented by a labor union, and the Company considers its relations with its employees to be satisfactory.

COMPETITION

      The insurance agency business is highly competitive, and numerous firms actively compete with the Company for customers and insurance carriers. Although the Company is the largest insurance agency headquartered in Florida, a number of firms with substantially greater resources and market presence compete with the Company in Florida and elsewhere. This situation is particularly pronounced outside Florida. Competition in the insurance business is largely based on innovation, quality of service and price.

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

<PAGE 8>

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

ITEM 2.   PROPERTIES

     The Company's executive offices are located at 220 South Ridgewood Avenue, Daytona Beach, Florida 32114 and 401 East Jackson Street, Suite 1700, Tampa, Florida 33602. The Company also maintains offices in the following cities: Phoenix, Arizona; San Francisco, California; Glastonbury, Connecticut; Aventura, Florida; Brooksville, Florida; Ft. Lauderdale, Florida; Ft. Myers, Florida; Jacksonville, Florida; Kissimmee, Florida; Leesburg, Florida; Maitland, Florida; Melbourne, Florida; Miami Lakes, Florida; Naples, Florida; Orlando, Florida; St. Petersburg, Florida; Sarasota, Florida; West Palm Beach, Florida; Winter Haven, Florida; Atlanta, Georgia; Clark, New Jersey; Charlotte, North Carolina; Philadelphia, Pennsylvania; and Houston, Texas.

     The  Company  occupies office premises under  noncancellable operating leases expiring at various dates. These leases generally contain renewal options and escalation clauses based on increases in the lessors' operating expenses and other charges. The Company expects that most leases will be renewed or replaced upon expiration. See Note 8 of the "Notes to Consolidated Financial Statements" in the Company's 1996 Annual Report to Shareholders for additional information on the Company's lease commitments.

     In 1996, the Company sold a building located in downtown Daytona Beach, Florida, having an aggregate book value of approximately $128,000, for a nominal gain. The Company also owns an office condominium in Venice, Florida which has a net book value of $188,000, with no outstanding mortgage.

ITEM 3.   LEGAL PROCEEDINGS

     On February 21, 1995, an Amended Complaint was filed in an action pending in the Superior Court of Puerto Rico, Bayamon division, and captioned Cadillac Uniform & Linen Supply Company, et al. v. General Accident Insurance Company, Puerto Rico, Limited, et al. The case was originally filed on November 23, 1994, and named General Accident Insurance Company, Puerto Rico Limited, and Benj. Acosta, Inc. as defendants. The Amended Complaint added several defendants, including the Company and Poe & Brown of California, Inc. ("P&B/Cal."), a subsidiary of the Company, as parties to the case. The Plaintiffs allege that P&B/Cal. failed to procure sufficient coverage for a commercial laundry facility that was rendered inoperable for a period of time as the result of a fire, and further allege that the Company is vicariously liable for the actions of P&B/Cal. The Amended Complaint seeks damages of $11.2 million against P&B/Cal., the Company, the P&B/Cal. employee who handled the account and LBI Corp., a/k/a Levinson Bros., Inc. The Company and P&B/Cal. believe that P&B/Cal. has meritorious defenses to each of the claims asserted against it, and that the Company likewise has meritorious defenses to allegations premised upon theories of vicarious liability. Both the Company and P&B/Cal. are contesting this action vigorously, and trial is currently scheduled for December 1997. In the event that damages are awarded against P&B/Cal. or the Company, P&B/Cal. and the Company believe that insurance would be available to cover such loss.

<PAGE 9>

      The Company is involved in various other pending or threatened proceedings by or against the Company or one or more of its subsidiaries that involve routine litigation relating to insurance risks placed by the Company and other contractual matters. Management of the Company does not believe that any of such pending or threatened proceedings (including the proceeding described above) will have a materially adverse effect on the consolidated financial position or future operations of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the Company's fourth quarter ended December 31, 1996.

                             PART II

ITEM 5.   MARKET   FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
          STOCKHOLDER MATTERS

     The  Company's common stock is traded on the National Market
System  of The Nasdaq Stock Market under the symbol "POBR."   The
number of shareholders of record as of March 7, 1997 was 799, and the closing price per share on that date was $26.50.

     The table below sets forth information for each quarter in the last two fiscal years concerning (i) the high and low sales prices for the Company's common stock, and (ii) cash dividends declared per share.


                                  Stock Price Range              Cash
                                                               Dividends
                                 High    -     Low             Per Share


1996
First quarter                    $25.50      $24.00             $0.12
Second quarter                    24.75       22.75              0.12
Third quarter                     25.38       23.50              0.12
Fourth quarter                    27.50       24.00              0.13

1995
First quarter                    $22.50      $20.25             $0.12
Second quarter                    24.25       22.00              0.12
Third quarter                     25.25       23.25              0.12
Fourth quarter                    25.25       24.25              0.12


ITEM 6.   SELECTED FINANCIAL DATA

     Information under the caption "Financial Highlights" on page
6 of the Company's 1996 Annual Report to Shareholders is incorporated herein by reference.

<PAGE 10>

ITEM 7.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF   FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     Information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 20-24 of the Company's 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of Poe & Brown, Inc. and its subsidiaries, together with the reports thereon of Arthur Andersen LLP and Ernst & Young LLP, appearing on pages 25-41 of the Company's 1996 Annual Report to Shareholders, are incorporated herein by reference.

ITEM 9.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS   ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.


                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information contained under the captions "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" on pages 4-6 of the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

       Information contained under the caption "Executive Compensation" on pages 7-10 of the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders is incorporated herein by reference; provided, however, that the report of the Compensation Committee on executive compensation, which begins on page 9 thereof, and the stock performance graph on page 11 thereof shall not be deemed to be incorporated herein by reference.

ITEM 12.  SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL  OWNERS  AND
          MANAGEMENT

     Information contained under the caption "Security  Ownership of  Management and Certain Beneficial Owners" on pages 2-3 of the
Company's  Proxy  Statement  for  its  1997  Annual  Meeting   of
Shareholders is incorporated herein by reference.

<PAGE 11>

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information   contained   under  the   caption   "Executive
Compensation -- Compensation Committee Interlocks and Insider Participation" on page 9 of the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders is incorporated herein by reference.

<PAGE 12>

                             PART IV

ITEM 14.  EXHIBITS,  FINANCIAL STATEMENT SCHEDULES,  AND  REPORTS
          ON FORM 8-K

     (a) The following documents are filed as part of this report:

     1.   Consolidated Financial Statements of Poe &  Brown,
          Inc.  (incorporated herein by reference from pages  25-
          41   of   the   Company's   1996   Annual   Report   to
          Shareholders) consisting of:

          (a) Consolidated Statements of Income for each of the three years in the period ended December
               31, 1996.

          (b)  Consolidated Balance Sheets as of December
               31, 1996 and 1995.

          (c)  Consolidated  Statements of  Shareholders'
               Equity for each of the three years in the period ended December 31, 1996.

          (d) Consolidated Statements of Cash Flows for each of the three years in the period ended
               December 31, 1996.

          (e)  Notes to Consolidated Financial Statements.

          (f)  Reports  of  Independent Certified  Public
               Accountants.

     2. Consolidated Financial Statement Schedule included on page 11 of this report, consisting of:

          (a)  Schedule  II  - Valuation  and  Qualifying
               Accounts.

All other schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto. The independent auditors' report with respect to the above-referenced financial statement schedule appears on page 12 of this report on Form 10-K.

    3.  EXHIBITS

        3a     Articles   of   Incorporation   of    the
               Registrant,  as  last amended on  April  28,  1993
               (incorporated by reference to Exhibit 3a  to  Form
               10-K for the year ended December 31, 1994).

        3b     Amended   and  Restated  Bylaws   of   the
               Registrant   effective  July   30,   1996   (filed
               herewith).

        4 Revolving Loan Agreement dated November 9, 1994, by and among the Registrant and SunTrust Bank, Central Florida, N.A., f/k/a SunBank, National Association

<PAGE 13>

               (incorporated by reference to Exhibit 4 to Form 10-K for the year ended December 31, 1994).

        10a(1) Lease  of  the  Registrant  for  office
               space at 220 South Ridgewood Avenue, Daytona Beach, Florida dated August 15, 1987 (incorporated by reference to Exhibit 10a(3) to Form 10-K for the year ended December 31, 1993).

        10a(2) Lease  Agreement for  office  space  at
               SunTrust Financial Centre, Tampa, Florida, dated February 1995, between Southeast Financial Center Associates, as landlord, and the Registrant, as tenant (incorporated by reference to Exhibit 10a(4) to Form 10-K for the year ended December 31, 1994).

        10b    Registrant's  1985 Stock  Option  Plan
               (incorporated by reference to Exhibit 10b(1) to Form 10-K for the year ended December 31, 1984).

        10c    Registrant's  1989  Stock   Option   Plan
               (incorporated by reference to Exhibit 10f to  Form
               10-K for the year ended December 31, 1989).

        10d    Loan   Agreement   between   Continental
               Casualty  Company and the Registrant dated  August
               23,  1991  (incorporated by reference  to  Exhibit
               10d  to Form 10-K for the year ended December  31,
               1991).

         10e   Indemnity Agreement dated January 1, 1979,
               among the Registrant, Whiting National Management, Inc., and Pennsylvania Manufacturers' Association Insurance Company (incorporated by reference to Exhibit 10g to Registration Statement No. 33-58090 on Form S-4).

         10f   Agency  Agreement dated  January  1,  1979
               among the Registrant, Whiting National Management, Inc., and Pennsylvania Manufacturers' Association Insurance Company (incorporated by reference to Exhibit 10h to Registration Statement No. 33-58090 on Form S-4).

         10g   Indemnification Agreement, dated  February
               22,  1993,  between the Registrant and William  F.
               Poe,  Sr.  (incorporated by reference  to  Exhibit
               10k  to  Registration Statement  No.  33-58090  on
               Form S-4).*

         10h   Deferred Compensation Agreement, dated May
               1,  1983, as amended April 27, 1993, between Brown
               & Brown, Inc. and Kenneth E. Hill (incorporated by reference to Exhibit 10i to Form 10-K for the year ended December 31, 1993).

         10i   Employment  Agreement,  dated  April  28,
               1993,  between the Registrant and William F.  Poe,
               Sr. (incorporated by reference to Exhibit 10j to Form 10-K for the year ended December 31, 1993).

         10j   Employment Agreement, dated April 28, 1993
               between   the   Registrant  and  J.  Hyatt   Brown
               (incorporated by reference to Exhibit 10k to  Form
               10-K for the year ended December 31, 1993).

<PAGE 14>

         10k   Portions  of  Employment Agreement,  dated
               April  28, 1993 between the Registrant and Kenneth
               E. Hill (incorporated by reference to Exhibit 10l to Form 10-K for the year ended December 31,
               1993).

         10l   Portions  of  Employment Agreement,  dated
               April  28, 1993 between the Registrant and Jim  W.
               Henderson  (incorporated by reference  to  Exhibit
               10m  to Form 10-K for the year ended December  31,
               1993).

         10m   Registrant's   Stock   Performance   Plan
               (incorporated  by  reference  to   Exhibit   4   to
               Registration Statement No. 333-14925 on Form S-8).

         10n   Asset Purchase Agreement, dated as of April
               1, 1996, among the Registrant, Health Care Insurers, Inc., Richard J. Greenwood, Bruce G. Geer, and Richard J. Greenwood & Bruce G. Geer, Inc. (filed herewith).

         11    Statement  Re:  Computation  of  Per  Share
               Earnings.

         13 Portions of Registrant's 1996 Annual Report to Shareholders (not deemed "filed" under the Securities Exchange Act of 1934, except for those portions specifically incorporated by reference herein).

         22    Subsidiaries of the Registrant.

         23a   Consent of Ernst & Young LLP.

         23b   Consent of Arthur Andersen LLP.

         24a Powers of Attorney pursuant to which this Form 10-K has been signed on behalf of certain directors and officers of the Registrant.

         24b   Resolutions of the Registrant's  Board  of
               Directors, certified by the Secretary.

         27   Financial Data Schedule.

______________________
* The registrant has Indemnification Agreements with certain of its other directors and former directors (Joseph E. Brown, Bruce G. Geer, V.C. Jordan, Jr., Byrne Litschgi, Charles W. Poe, William F. Poe, Jr., and Bernard H. Mizel) that are identical in all material respects to Exhibit 10g except for the parties involved and the dates executed.


(b) REPORTS ON FORM 8-K

    None.

<PAGE 15>

                           SCHEDULE II
               POE & BROWN, INC. AND SUBSIDIARIES
                VALUATION AND QUALIFYING ACCOUNTS
          Years ended December 31, 1996, 1995 and 1994


   COLUMN A                     COLUMN B           COLUMN C                  COLUMN D      COLUMN E

                                                   Additions
                                            ___________________________
                                              (1)              (2)
                                            __________     ____________
                               Balance at   Charged to     Charged to                     Balance at
                               beginning    cost and     other accounts-    Deductions-     end of
Description                    of period    expenses        expenses         describe       period
___________                    _________    __________   _______________    ___________   ___________

Year ended December 31, 1996
 Deducted from asset account:
  Allowance for doubtful
   accounts                    $100,000     $259,000      $  ------        $359,000(A)     $ -----
                               ________     ________      _________        ___________     _________

Year ended December 31, 1995
 Deducted from asset account:
  Allowance for doubtful
   accounts                    $ 69,000     $ 72,000      $  -------       $ 41,000(A)     $100,000
                               ________     ________      __________       ___________     _________

Year ended December 31, 1994
 Deducted from asset account:
  Allowance for doubtful
   accounts                    $435,000     $ 19,000      $  ------        $385,000(A)     $ 69,000
                               ________     ________      __________       ___________     _________

________________________
(A)  Uncollectible accounts written off, net of recoveries.

<PAGE 16>


       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors
of  Poe & Brown, Inc.:

We have audited in accordance with generally accepted auditing standards, the 1996 and 1995 consolidated financial statements included in Poe & Brown, Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 24, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)2(a) Schedule II - Valuation and Qualifying Accounts is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The 1996 and 1995 amounts in this schedule have been subjected to the auditing procedures applied in the audit of the 1996 and 1995 basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the 1996 and 1995 basic consolidated financial statements taken as a whole.



                                        ARTHUR ANDERSEN LLP


Orlando, Florida
    January 24, 1997

<PAGE 17>


                           SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              POE & BROWN, INC.
                              Registrant


                              By:            *
                                 ___________________________________
                                        J. Hyatt Brown
                                    Chief Executive Officer

Date:  March 21, 1997

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


       Signature                     Title                             Date
       ___________                   ______                            ____

           *              Chairman  of the Board, President    March 21, 1997
_______________________     and Chief Executive Officer
J. Hyatt Brown              (Principal Executive Officer)

           *
_______________________   Director                             March 21, 1997
Samuel P. Bell, III

           *
_______________________   Director                             March 21, 1997
Bradley Currey, Jr.

           *
_______________________   Director                             March 21, 1997
Bruce G. Geer

           *
______________________    Director                             March 21, 1997
Jim W. Henderson

           *
_______________________    Director                             March 21, 1997
Kenneth E. Hill

           *
______________________     Director                             March 21, 1997
Theodore J. Hoepner

          *
______________________     Vice President, Treasurer and        March 21, 1997
James A. Orchard            Chief Financial Officer
                            (Principal Financial and Accounting Officer)



*By:  /s/ LAUREL L. GRAMMIG
     _______________________________
          Laurel L. Grammig
          Attorney-in-Fact