Form 10-Q
period 1997-03-31
POE & BROWN INC
filed 1997-05-12
CIK 79282

11



                            FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1997.
                               or

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(d)  OF
           THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ___________ to __________

Commission file number 0-7201.


                         POE & BROWN, INC.

         (Exact name of Registrant as specified in its charter)

            Florida                                 59-0864469
  _______________________________          _______________________________
  (State  or other jurisdiction of         (I.R.S. Employer Identification
   incorporation or organization)           Number)

  220 S. Ridgewood Ave., Daytona Beach, FL             32114
  ________________________________________          ___________
  (Address of principal executive offices)          (Zip Code)



Registrant's telephone number, including area code:  (904) 252-9601



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
ninety (90) days.    Yes  X    No
                         ___      ___

The number of shares of the Registrant's common stock, $.10 par
value, outstanding as  of  May   7, 1997, was 8,700,834.

<PAGE 2>

                         POE & BROWN, INC.

                         Index to Form 10-Q
             For The Quarter Ended March 31, 1997

                                                                       Page
                                                                       _____

PART I.  FINANCIAL INFORRMATION

    Item 1.  Financial Statements (Unaudited)

             Condensed Consolidated Statements of Income for the
             three months ended March 31, 1997 and 1996                  3

             Condensed Consolidated Balance Sheets as of March 31,
             1997 and December 31, 1996                                  4

             Condensed Consolidated Statements of Cash Flows for
             the three months ended March 31, 1997 and 1996              5

             Notes to Condensed Consolidated Financial Statements        6

    Item 2.  Management's Discussion and Analysis of Financial

             Condition and Results of Operations                         8

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                           9

    Item 6.  Exhibits and Reports on Form 8-K                            9


SIGNATURES                                                               9


<PAGE 3>

ITEM 1:  FINANCIAL STATEMENTS

                        POE & BROWN, INC.

     CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
              (In thousands, except per share data)


                                                        For the three months
                                                           ended March 31,
                                                        1997           1996
                                                        ____           ____

REVENUES

 Commissions and fees                                   $32,713        $29,750
 Investment income                                          807            841
 Other income                                               462            135
                                                       ________        _______

   Total revenues                                        33,982         30,726

EXPENSES

  Employee compensation and benefits                     16,838         15,468
  Other operating expenses                                7,157          6,604
  Interest and amortization                               1,353          1,367
                                                        _______        _______
    Total expenses                                       25,348         23,439
                                                        _______        _______

  Income before income taxes                              8,634          7,287
  Income taxes                                            3,410          2,842
                                                        _______         ______

NET INCOME                                              $ 5,224        $ 4,445
                                                        =======        =======

Net income per share                                    $  0.60        $  0.51
                                                        =======        =======

Dividends declared per share                            $   .13        $   .12
                                                        =======        =======

Weighted average number of shares outstanding             8,665          8,714



           See notes to condensed consolidated financial statements.

<PAGE 4>

                        POE & BROWN, INC.

             CONDENSED CONSOLIDATED BALANCE SHEETS
                         (In thousands)


                                                (Unaudited)        (Audited)
                                                 March 31,        December 31,
                                                   1997               1996
                                                   ____               ____


ASSETS
 Cash and cash equivalents                       $ 47,695            $ 31,786
 Short-term investments                             1,120               1,087
 Premiums, commissions and fees receivable         55,017              62,940
 Other current assets                               6,815               7,307
                                                 ________            ________
  Total current assets                            110,647             103,120

 Fixed assets, net                                 12,066              12,085
 Intangible  assets, net                           52,395              50,167
 Investments                                        9,538              11,288
 Other assets                                       3,230               3,083
                                                 ________            ________
  Total assets                                   $187,876            $179,743
                                                 ========            ========

LIABILITIES
 Premiums payable to insurance companies         $ 76,057            $ 73,570
 Premium deposits and credits due customers         7,039               7,329
 Accounts payable and accrued expenses             12,882              11,130
 Current portion of long-term debt                  6,818               5,365
                                                 ________            ________
  Total current liabilities                       102,796              97,394

 Long-term debt                                     5,524               5,300
 Deferred income taxes                              2,967               3,603
 Other liabilities                                  6,322               6,160
                                                 ________            ________
  Total liabilities                               117,609             112,457
                                                 ________            ________

SHAREHOLDERS' EQUITY
 Common stock, par value $.10 per
   share: authorized 18,000 shares;
   issued 8,657 shares at 1997 and
   8,656 at 1996                                      866                  866
 Additional paid-in capital                         1,663                1,671
 Retained earnings                                 62,336               58,238
 Net unrealized appreciation of
   available-for-sale securities, net of
   tax effect of $3,527 in 1997 and
   $4,163 in 1996                                   5,402                6,511
                                                 ________             ________
     Total shareholders' equity                    70,267               67,286
                                                 ________             ________

     Total liabilities and shareholders'
        equity                                   $187,876             $179,743
                                                 ========             ========

             See notes to condensed consolidated financial statements.


<PAGE 5>

<CATION>
                        POE & BROWN, INC.

    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                          (In thousands)


                                          For the three months ended March 31,
                                                    1997              1996
                                                    ____              ____
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                          $ 5,224           $ 4,445
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization                         1,903             1,841
Net gains on sales of investments, fixed assets
  and customer accounts                                (429)             (123)
Premiums, commissions and fees receivable, decrease   7,923             2,214
Other assets, decrease (increase)                       538            (1,012)
Premiums payable to insurance companies, increase     2,487             6,331
Premium deposits and credits due customers,
 (decrease) increase                                   (290)              684
Accounts payable and accrued expenses, increase       1,752             1,330
Other liabilities, increase                             162               121
                                                    _______           _______
NET CASH PROVIDED BY OPERATING ACTIVITIES            19,270            15,831
                                                    _______           _______


CASH FLOWS FROM INVESTING ACTIVITIES
Additions to fixed assets                              (713)           (1,092)
Payments for businesses acquired, net of
   cash acquired                                     (1,646)           (4,657)
Proceeds from sales of fixed assets and
   customer accounts                                    238               131
Purchases of investments                                (29)             (297)
Proceeds from sales of investments                     ----               194
                                                    _______           _______

NET  CASH USED IN INVESTING ACTIVITIES               (2,150)           (5,721)
                                                    _______           _______

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on long-term debt                               (78)              (52)
Net exercise of stock options and issuances
  (repurchases) of stock                                 (8)               11
Cash dividends paid                                  (1,125)           (1,042)
                                                    _______           _______
NET CASH USED IN FINANCING ACTIVITIES                (1,211)           (1,083)
                                                    _______           _______

Net increase in cash and cash equivalents            15,909             9,027
Cash and cash equivalents at beginning of period     31,786            28,350
                                                    _______           _______

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $47,695           $37,377
                                                    =======           =======

               See notes to condensed consolidated financial statements.

<PAGE 6>

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 1 - Basis of Financial Reporting

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended
December 31, 1996.

           Results of operations for the three-month period ended
March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

Note 2 - Net Income Per Share

          Net income per share is based upon the weighted average number of shares outstanding, adjusted for the dilutive effect of stock options, which is the same on both a primary and a fully-diluted basis.

         In  February 1997, the Financial  Accounting
Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share," (SFAS 128). SFAS 128 establishes new standards for computing and presenting earnings per share (EPS). Specifically, SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator  of  the basic EPS computation to the  numerator  and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. EPS for the Company for the periods ended March 31, 1997 and March 31, 1996 computed under SFAS 128 would not be different than that previously computed.

Note 3 - Acquisitions

     During the first quarter of 1997, the Company
acquired  substantially all of the assets  of  Dade  Underwriters
Insurance  Agency  of  Aventura, Florida  and  Willits  Insurance
Agency  of Ft. Lauderdale, Florida.  During the first quarter  of 1996, the Company acquired a majority interest in Florida Intracoastal Underwriters, Limited Company of Miami Lakes, Florida. These acquisitions have been accounted for using the purchase method of accounting. Pro forma results of operations for the three-month periods ended March 31, 1996 and 1997 resulting from these acquisitions were not materially
different  from  the  results of operations as  reported.   The
results of operations for the acquired companies have been combined with those of the Company since their respective acquisition dates.

Note 4 - Long-Term Debt

     The Company continues to maintain its credit agreement with a major insurance company under which $5 million (the maximum amount available for borrowings) was outstanding at March 31, 1997, at an

<PAGE 7>

interest rate equal to the prime lending  rate plus  one  percent.   The
available amount will decrease by $1 million each August, as described in Note 7 to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     In November 1994, the Company entered into a revolving credit facility with a national banking institution which provides for available borrowings of up to $10 million. As of March 31, 1997, there were no borrowings against this line of credit.


Note 5 - Contingencies

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



ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

           Net Income. Net income for the first quarter of 1997 was $5,224,000, or $.60 per share, compared with net income in the first quarter of 1996 of $4,445,000, or $.51 per share, an 18% increase.

           Commissions and Fees. Commissions and fees for the first quarter of 1997 increased $2,963,000, or 10% from the same period in 1996. Approximately $1,262,000 of this increase represents revenues from acquired agencies with the remainder due to new business production.

           Investment Income. Investment income for the first quarter of 1997 decreased $34,000 from the same period in 1996 primarily due to changes in interest rate returns.

           Other  Income.  Other income primarily includes  gains
and  losses from the sale of customer accounts and other  assets.
Other  income  for the three-month period ended March  31,  1997 increased $327,000 over the same period in 1996.

            Employee   Compensation   and   Benefits.    Employee
compensation and benefits increased 9% during the first quarter of 1997 over the same period in 1996. This increase primarily relates to a net increase in commissions and fees and merit pay increases. Employee compensation and benefits as a percentage of total revenue remained constant at 50% in both the first quarter of 1996 and in the first quarter of 1997.

           Other   Operating  Expenses.   Other   operating expenses for
the first quarter of 1997 increased $553,000, or 8%, over the same period in 1996 primary due to increases in advertising expenses and general reserves. Other operating expenses as a percentage of total revenue remained constant at 21% in both the first quarter of 1996 and in the first quarter of 1997.

<PAGE 8>

LIQUIDITY AND CAPITAL RESOURCES

            The   Company's   cash   and  cash   equivalents   of
$47,695,000  at March 31, 1997 increased by $15,909,000  from $31,786,000 at December  31,  1996.  During the first quarter of 1997, $19,720,000 of
 cash  was provided  primarily from operating activities.   Of this  amount,
$1,646,000 was used to acquire businesses, $713,000 for additions to fixed assets, and the remainder primarily to pay dividends on the Company's common stock. The current ratio at March 31, 1997 was 1.08 compared to 1.06 as of December 31, 1996.

           The Company has a revolving credit agreement
with a major insurance company under which up to $5 million presently may be borrowed at an interest rate equal to the prime lending rate plus one percent. The amount of available credit decreases by $1 million each August through the year 2001, when it will expire. As of March 31, 1997, the maximum amount of borrowings was outstanding. In November 1994, the Company entered into a revolving credit facility with a national banking institution that provides for available borrowings of up to $10 million. As of March 31, 1997, there were no borrowings against this line of credit. The Company believes that its existing cash, cash equivalents, short-term investments portfolio, funds generated from operations, and available credit facility borrowings are sufficient to satisfy its normal financial needs.


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

  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


  (a)  Exhibits -  Exhibit 3a - Articles of Incorporation (incorporated by reference to Exhibit 3a to Form 10-K for the year ended December 31, 1994)

                   Exhibit 3b - Amended and Restated Bylaws (incorporated by
                                reference to Exhibit 3b to Form 10-K for the year ended December 31, 1996)

                   Exhibit 11 - Statement re:  Computation of Earnings Per
                                Share

                   Exhibit 27 - Financial Data Schedule (for SEC use only)

 (b) There were no reports filed on Form 8-K during the quarter ended March 31, 1997.


                           SIGNATURES

          Pursuant to the requirements of the Securities Exchange
Act  of  1934, the Registrant has duly caused this report  to  be
signed   on   its  behalf  by  the  undersigned  thereunto   duly
authorized.


                                        POE & BROWN, INC.


Date:  May 8, 1997                     /S/ WILLIAM A. ZIMMER
                                      _______________________________
                                      William A. Zimmer
                                       Chief Financial Officer and Treasurer
                                       (duly authorized officer, principal
                                        financial officer and principal
                                         accounting officer)