Form 10-Q
period 1997-06-30
POE & BROWN INC
filed 1997-08-12
CIK 79282

<PAGE 1>


                          FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549



[ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR  15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended June 30, 1997.
                               or

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ___________ to ____________

           Commission file number 0-7201.


                       POE & BROWN, INC.

     (Exact Name of Registrant as Specified in its Charter)

        Florida                                      59-0864469
     _____________________                        ____________________
    (State or Other Jurisdiction of                (I.R.S. Employer
     Incorporation or Organization)               Identification Number)

     220 S. Ridgewood Ave., Daytona Beach, FL            32114
    _________________________________________     ____________________
   (Address of Principal Executive Offices)        (Zip Code)



    Registrant's Telephone Number, Including Area Code:  (904) 252-9601


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.    Yes  X    No   __
                             ____

The number of shares of the registrant's common stock, $.10 par value, outstanding as of July 23, 1997, was 8,800,748.

<PAGE 2>

                      POE & BROWN, INC.

                     Index to Form 10-Q
             For The Quarter Ended June 30, 1997
             _____________________________________

                                                                        PAGE

PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements (Unaudited)

             Condensed Consolidated Statements of Income
             for the three and six months ended June 30, 1997
             and 1996                                                   3

             Condensed Consolidated Balance Sheets as of
             June 30, 1997 and December 31, 1996                        4

             Condensed Consolidated Statements of Cash Flows
             for the  six  months ended June 30, 1997 and 1996          5

             Notes to Condensed Consolidated Financial Statements       6

   Item  2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations              7


PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings                                           9

  Item 4.   Submission of Matters to a Vote of  Security Holders        9

  Item 6.   Exhibits and Reports on Form 8-K                            9


SIGNATURES                                                              10

<PAGE 3>

ITEM 1:  FINANCIAL STATEMENTS

                      POE & BROWN, INC.

   CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
            (In thousands, except per share data)


                                     For the three months   For the six months
                                         ended June 30,        ended June 30,
                                       1997        1996     1997        1996

REVENUES

 Commissions and fees                $30,808     $27,305    $63,520    $57,055
 Investment income                     1,347         802      2,155      1,643
 Other income                             71         516        533        651
                                     _______     _______    _______    _______
   Total revenues                     32,226      28,623     66,208     59,349
                                     _______     _______    _______    _______

EXPENSES

 Employee compensation and benefits   16,492      15,118     33,330     30,586
 Other operating expenses              7,042       6,541     14,199     13,145
 Interest and amortization             2,111       1,420      3,464      2,787
                                     _______     _______    _______    _______
   Total expenses                     25,645      23,079     50,993     46,518
                                     _______     _______    _______    _______

 Income before income taxes            6,581       5,544     15,215     12,831
 Income taxes                          2,600       2,162      6,010      5,004
                                     _______     _______    _______    _______

NET INCOME                           $ 3,981     $ 3,382    $ 9,205    $ 7,827
                                     =======     =======    =======    =======

 Net income per share                $   .46     $   .39    $  1.06    $   .90
                                     =======     =======    =======    =======

 Dividend declared per share         $   .13     $   .12    $   .26    $   .24
                                     =======     =======    =======    =======


 Weighted average number of shares
   outstanding                         8,683       8,677      8,675      8,696



     See notes to condensed consolidated financial statements.

<PAGE 4>

                      POE & BROWN, INC.

             CONDENSED CONSOLIDATED BALANCE SHEETS
                         (In thousands)


                                          (Unaudited)              (Audited)
                                           June 30,               December 31,
                                             1997                    1996
                                          ___________             ____________

ASSETS
 Cash and cash equivalents                $ 42,467                $ 31,786
 Short-term investments                      1,667                   1,087
 Premiums, commissions and fees
  receivable                               59,268                  62,940
 Other current assets                       6,426                   7,307
                                         ________                ________

    Total current assets                  109,828                 103,120

 Fixed assets, net                         11,904                  12,085
 Intangible assets, net                    50,250                  50,167
 Investments                                9,695                  11,288
 Other assets                               3,209                   3,083
                                         ________                ________

   Total assets                          $184,886                $179,743
                                         ========                ========
LIABILITIES
 Premiums payable to insurance
  companies                              $ 72,142                $ 73,570
 Premium deposits and credits
  due customers                             6,830                   7,329
 Accounts payable and accrued expenses     13,033                  11,130
 Current portion of long-term debt          5,466                   5,365
                                          _______                 _______
   Total current liabilities               97,471                  97,394

 Long-term debt                             5,219                   5,300
 Deferred income taxes                      3,102                   3,603
 Other liabilities                          5,843                   6,160
                                         ________                ________
   Total liabilities                      111,635                 112,457
                                         ________                ________
SHAREHOLDERS' EQUITY
 Common stock, par value $.10 per
  share: authorized 18,000 shares;
  issued 8,715 shares at 1997 and
  8,656 shares at 1996                        872                     866
 Additional paid-in capital                 1,577                   1,671
 Retained earnings                         65,193                  58,238
 Net unrealized appreciation of
  available-for-sale securities, net of
  tax effect of $3,662 in 1997 and $4,163
  in 1996                                   5,609                   6,511
                                         ________                ________

    Total shareholders' equity             73,251                  67,286
                                         ________                ________

    Total liabilities and shareholders'
      equity                             $184,886                $179,743
                                         ========                ========

   See notes to condensed consolidated financial statements.

<PAGE 5>

                      POE & BROWN, INC.


    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                           (In thousands)

                                            For the six months ended June 30,
                                                 1997               1996

CASH FLOWS FROM OPERATING ACTIVITIES
 Net  income                                 $ 9,205           $ 7,827
 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation  and amortization               4,458             3,748
  Net gains on sales of investments, fixed
    assets and customer accounts                (792)             (625)
  Premiums, commissions and fees receivable,
   decrease (increase)                         3,672            (3,551)
  Other assets, decrease                         955               599
  Premiums payable to insurance companies,
   (decrease) increase                        (1,428)            7,925
  Premium deposits and credits due
   customers, (decrease)                        (499)             (124)
  Accounts payable and accrued expenses,
   increase                                    1,903             1,030
  Other liabilities, (decrease) increase        (317)              203
                                             _______           _______

NET CASH PROVIDED BY OPERATING ACTIVITIES     17,157            17,032
                                             _______           _______

CASH FLOWS FROM INVESTING ACTIVITIES
 Additions to fixed assets                    (1,296)           (2,415)
 Payments for businesses acquired, net
  of cash acquired                            (1,817)           (8,879)
 Proceeds from sales of fixed assets and
  customer accounts                              275               643
 Purchases of investments                       (616)             (801)
 Proceeds from sales of investments              553               402
                                             _______           _______

NET CASH USED IN INVESTING ACTIVITIES         (2,901)          (11,050)
                                             _______           _______
CASH FLOWS FROM FINANCING ACTIVITIES
 Payment on long-term  debt                   (1,235)             (588)
 Net exercise of stock options and
  issuances (repurchases) of stock               (89)           (1,651)
 Cash dividends paid                          (2,251)           (2,075)
                                             _______           _______

NET CASH USED IN FINANCING ACTIVITIES         (3,575)           (4,314)
                                             _______           _______

 Net increase in cash and cash equivalents    10,681             1,668
 Cash and cash equivalents at beginning of
  period                                      31,786            28,350
                                             _______           _______

CASH AND CASH EQUIVALENTS AT END OF PERIOD   $42,467           $30,018
                                             =======           =======

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

      Results of operations for the three- and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending
December 31, 1997.

Note 2 - Net Income Per Share

     Net income per share is based upon the weighted average number of shares outstanding, adjusted for the dilutive effect of stock options, which is the same on both a primary and a fully-diluted basis.

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share," (SFAS 128). SFAS 128 establishes new standards for computing and presenting earnings per share (EPS). Specifically, SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. EPS for the Company for the periods ended June 30, 1997 and June 30, 1996 computed under SFAS 128 would not be different than that previously computed.

Note 3 - Acquisitions

      During the first quarter of 1997, the Company acquired substantially all of the assets of Dade Underwriters Insurance Agency of Aventura, Florida and Willits Insurance Agency of Ft. Lauderdale, Florida. During the first quarter of 1996, the Company acquired a majority interest in Florida Intracoastal Underwriters, Limited Company, of Miami Lakes, Florida. During the second quarter of 1996, the Company acquired substantially all of the assets of B & R International, Inc. of Atlanta, Georgia. These acquisitions have been accounted for using the purchase method of accounting. Pro forma results of operations for the six-month periods ended June 30, 1996 and 1997 resulting from these acquisitions were not materially different from the results of operations as reported. The results of operations for the acquired companies have been combined with those of the Company since their respective acquisition dates.

Note 4 - Long-Term Debt

      The Company continues to maintain its credit agreement with a major insurance company under which $5 million (the maximum amount available for borrowings) was outstanding at June 30, 1997, at an interest rate equal to the prime lending rate plus one percent. The available amount will decrease by $1 million each August, as described in Note 7 to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

      In November 1994, the Company entered into a revolving credit facility with a national banking institution which provides for available borrowings of up to $10 million. As of June 30, 1997, there were no borrowings against this line of credit.

<PAGE 7>

Note 5 - Contingencies

      The Company is not a party to any legal proceedings other than various claims and lawsuits arising in the normal course of business. Management of the Company does not believe that any such claims or lawsuits will have a material effect on the Company's financial condition or results of operations.

Note 6 - New Accounting Standards

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) and No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131).

     SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for financial statements for periods beginning after December 15, 1997.

      SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997.

      The effects of SFAS 130 and SFAS 131 on the company have not been considered at this time.


ITEM 2:MANAGEMENT'S  DISCUSSION AND  ANALYSIS  OF  FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

      Results of Operations

      Net Income. Net income for the second quarter of 1997 was $3,981,000, or $.46 per share, compared with net income in the second quarter of 1996 of $3,382,000, or $.39 per share, an 18% increase. Net income for the six months ended June 30, 1997 was $9,205,000, or $1.06 per share, compared with 1996 same period net income of $7,827,000, or $.90 per share, for an 18% increase.

      Commissions and Fees. Commissions and fees for the second quarter of 1997 increased $3,503,000, or 13% from the same period in 1996. Approximately $740,000 of this increase represents revenues from acquired agencies with the remainder due to new business production. Commissions and fees for the six months ended June 30, 1997 were $63,520,000 compared to $57,055,000 for the same period in 1996, an 11% increase. The 1997 increase is due to new business production and approximately $2,003,000 of revenue from acquired agencies.

      Investment Income. Investment income for the second quarter and six-month period ended June 30, 1997 increased $545,000 and $512,000 respectively, from the same periods in 1996 primarily due to recording gains on the sale of certain investments and increases in both cash invested and interest rate returns.

      Other  Income.  Other income primarily includes  gains
and losses from the sale of customer accounts and other assets. Other income for the second-quarter and six-month periods ended June 30, 1997 decreased $445,000 and $118,000 respectively, over the same periods in 1996.

       Employee   Compensation   and   Benefits.    Employee
compensation and benefits increased 9% during both the three-month period and six-month period ended June 30, 1997 over the same periods in 1996. This increase primarily relates to additional compensation expense as a result of increased
commission   and  fee  revenues  and  merit  pay  increases.
Employee compensation and benefits as a percentage of total revenue decreased to 51% in the second quarter of 1997 compared to 53% in the same period last year and decreased to 50% for the six-months ended June 30, 1997 compared to 52% in the same period last year.

<PAGE 8>

     Other Operating Expenses. Other operating expenses for the second quarter of 1997 increased $501,000, or 8%, over the same period in 1996, but declined as a percentage of total revenue from 23% to 22%. Other operating expenses as a percentage of total revenue remained constant at 22% for the six-months ended June 30, 1997 and June 30, 1996.

      Interest and Amortization. Interest and amortization increased $691,000, or 49%, and $677,000, or 24%, for the three-month and six-month periods ending June 30, 1997, respectively, over the same periods in 1996. These
increases  are  due  primarily  to  the  write-off  of   the
remaining   intangible  assets  related  to   a   terminated
agreement.


Liquidity and Capital Resources

      The Company's cash and cash equivalents of $42,467,000 at June 30, 1997 increased by $10,681,000 from $31,786,000 at December 31, 1996. During the six months ended June 30, 1997, $17,157,000 of cash was provided primarily from operating activities. Of this amount, $1,817,000 was used to acquire businesses, $1,296,000 for additions to fixed assets, $1,235,000 to repay long-term debt, and the remainder primarily to pay dividends on the Company's common stock. The current ratio at June 30, 1997 was 1.13 compared to 1.06 as of December 31, 1996.

      The Company has a revolving credit agreement with a major insurance company under which up to $5 million presently may be borrowed at an interest rate equal to the prime lending rate plus one percent. The amount of available credit decreases by $1 million each August through the year 2001, when it will expire. As of June 30, 1997, the maximum amount of borrowings was outstanding. In November 1994, the Company entered into a revolving credit facility with a national banking institution that provides for available borrowings of up to $10 million. As of June 30, 1997, there were no borrowings against this line of credit. The Company believes that its existing cash, cash equivalents, short-term investments portfolio, funds generated from operations, and available credit facilities are sufficient to satisfy its normal financial needs.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The  Company's Annual Meeting of Shareholders was held
on  April  30,  1997.   At the Annual Meeting,  six  of  the
existing directors of the Company were re-elected to the Board. One director did not stand for re-election.

      The number of votes cast for or withheld with respect to the election of each of the directors is set forth below:


                                 For               Withheld
     J. Hyatt Brown              7,542,765         17,238
     Samuel P. Bell, III         7,542,792         17,211
     Jim W. Henderson            7,542,765         17,238
     Kenneth E. Hill             7,542,758         17,245
     Bradley Currey, Jr.         7,542,792         17,211
     Theodore J. Hoepner         7,542,792         17,211


There were no abstentions and no broker non-votes with respect to the election of directors.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit 3a  -  Articles of Incorporation (incorporated by reference to Exhibit 3a to Form 10-K for the year ended December 31, 1994)

          Exhibit 3b -   Amended and Restated Bylaws (incorporated by
                         reference to Exhibit 3b to Form 10-K for the year ended December 31, 1996)

          Exhibit 11 -   Statement re:  Computation of Earnings Per Share

          Exhibit 27 -   Financial Data Schedule (for SEC use only)

    (b) There were no reports filed on Form 8-K during the quarter ended June 30, 1997.


<PAGE 10>

                          SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     POE & BROWN, INC.



Date:   August  12, 1997            /s/   WILLIAM  A. ZIMMER
                                    _____________________________________
                                    William A. Zimmer
                                    Chief Financial Officer
                                    (duly authorized officer, principal
                                      financial officer and principal
                                      accounting officer)