Form 10-Q
period 1997-09-30
POE & BROWN INC
filed 1997-11-12
CIK 79282

<PAGE 1>



                           FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 1997.
                               or

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(d)  OF
          THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _______________ to _______.

Commission file number 0-7201.


                       POE & BROWN, INC.
     (Exact name of Registrant as specified in its charter)


           Florida                                 59-0864469
    _________________________________            ___________________________
    (State or Other Jurisdiction of              (I.R.S. Employer
     Incorporation or Organization)               Identification Number)

   220 S. Ridgewood Ave., Daytona Beach, FL              32115
  __________________________________________       _________________________
 (Address of Principal Executive Offices)                (Zip Code)



      Registrant's telephone number, including area code:  (904) 252-9601


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
ninety (90) days.    Yes  X    No
                         ____     ____

The number of shares of the Registrant's common stock, $.10 par value, outstanding as of November 1, 1997, was 8,837,644.

<PAGE 2>

                        POE & BROWN, INC.

                       Index to Form 10-Q
             For The Quarter Ended September 30, 1997


                                                                         PAGE
  PART I.  FINANCIAL INFORMATION

  Item 1.  Condensed Consolidated Financial Statements (Unaudited)

           Condensed Consolidated Statements of Income for the three
            and nine months ended September 30, 1997 and 1996               3

           Condensed Consolidated Balance Sheets as of September 30,
            1997 and December 31, 1996                                      4

           Condensed Consolidated Statements of Cash Flows for
            the nine months ended September 30, 1997 and 1996               5

           Notes to Condensed Consolidated Financial Statements             6

 Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              7

 Item  3.  Quantitative and Qualitative Disclosures About Market Risk       8

PART II.  OTHER INFORMATION

 Item 1.   Legal Proceedings                                                9

 Item 2.   Changes in Securities and Use of Proceeds                        9

 Item 6.   Exhibits and Reports on Form 8-K                                 9

SIGNATURES                                                                 10

<PAGE 3>


ITEM 1:  FINANCIAL STATEMENTS


                        POE & BROWN, INC.

     CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
              (In thousands, except per share data)

                                 For the three months      For the nine months
                                 ended September 30,       ended September 30,
                                 1997         1996         1997        1996
REVENUES

Commissions and fees             $30,920      $28,381      $94,440     $85,436
Investment income                    933          756        3,087       2,399
Other income                         213          289          747         940
                                 _______      _______      _______     _______
  Total revenues                  32,066       29,426       98,274      88,775
                                 _______      _______      _______     _______

EXPENSES

Employee compensation and
  benefits                        16,175       15,255       49,505      45,841
Other operating expenses           6,406        5,592       20,605      18,737
Interest and amortization          1,254        1,467        4,718       4,254
                                 _______      _______      _______     _______
  Total expenses                  23,835       22,314       74,828      68,832
                                 _______      _______      _______     _______

Income before income taxes         8,231        7,112       23,446      19,943
Income taxes                       3,128        2,774        9,138       7,778
                                 _______      _______      _______     _______

NET INCOME                       $ 5,103      $ 4,338      $14,308     $12,165
                                 =======      =======      =======     =======


Net income per share             $   .58      $   .50      $  1.64     $  1.40
                                 =======      =======      =======     =======

Dividends declared per share     $   .14      $   .13      $   .40     $   .37
                                 =======      =======      =======     =======

Weighted average number of
 shares outstanding                8,779        8,665        8,704       8,683


               See notes to condensed consolidated financial statements.

<PAGE 4>

                        POE & BROWN, INC.

            CONDENSED CONSOLIDATED BALANCE SHEETS
                         (In thousands)

                                         (Unaudited)             (Audited)
                                        September 30,           December 31,
                                            1997                   1996
                                            ____                   ____

ASSETS
 Cash and cash equivalents              $ 45,451                 $ 31,786
 Short-term investments                    1,302                    1,087
 Premiums, commissions and fees
   receivable                             52,740                   62,940
 Other current assets                      7,665                    7,307
                                        ________                 ________
   Total  current assets                 107,158                  103,120

 Fixed assets, net                        11,954                   12,085
 Intangible assets, net                   49,271                   50,167
 Investments                              11,164                   11,288
 Other assets                              3,684                    3,083
                                        ________                 ________
   Total assets                         $183,231                 $179,743
                                        ========                 ========

LIABILITIES
 Premiums payable to insurance
   companies                            $ 67,760                 $ 73,570
 Premium deposits and credits
   due customers                           5,264                    7,329
 Accounts payable and accrued
   expenses                               13,799                   11,130
 Current portion of long-term debt         5,472                    5,365
                                        ________                 ________
    Total current liabilities             92,295                   97,394

 Long-term debt                            3,990                    5,300
 Deferred income taxes                     3,630                    3,603
 Other liabilities                         6,009                    6,160
                                        ________                 ________
    Total liabilities                    105,924                  112,457
                                        ________                 ________

SHAREHOLDERS' EQUITY
 Common stock, par value $.10 per
   share: authorized 18,000 shares;
   issued 8,791 shares at 1997 and
   8,656 shares at 1996                      879                      866
 Additional paid-in capital                1,062                    1,671
 Retained earnings                        68,812                   58,238
 Net unrealized appreciation of
   available-for-sale securities,
   net of tax effect of $4,190 in
   1997 and $4,163 in 1996                 6,554                    6,511
                                        ________                 ________
     Total shareholders' equity           77,307                   67,286
                                        ________                 ________
     Total liabilities and
       shareholders' equity             $183,231                 $179,743
                                        ========                 ========


       See notes to condensed consolidated financial statements.

<PAGE 5>

                        POE & BROWN, INC.


    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                              (In thousands)

                                       For the nine months ended September 30,
                                       ______________________________________
                                               1997               1996
                                               ____               ____

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                 $14,308            $12,165
 Adjustments to reconcile net income to
   net cash provided by operating
   activities:
     Depreciation and amortization            6,299              5,666
     Net gains on sales of investments,
       fixed assets and customer accounts      (990)              (898)
     Premiums, commissions and fees
       receivable, decrease                  10,231              6,724
     Other assets (increase)                   (718)            (1,262)
     Premiums payable to insurance
       companies (decrease) increase         (6,231)               109
     Premium deposit and credits due
       customers (decrease)                  (2,065)            (1,473)
     Accounts payable and accrued
       expenses, increase                     2,669                118
     Other liabilities (decrease)              (186)              (180)
                                            _______            _______

NET CASH PROVIDED BY OPERATING ACTIVITIES    23,317             20,969
                                            _______            _______

CASH FLOWS FROM INVESTING ACTIVITIES
 Additions to fixed assets                   (2,079)            (3,524)
 Payments for businesses acquired,
  net of cash acquired                       (1,837)           (10,969)
 Proceeds from sales of fixed assets
  and customer accounts                         435                848
 Purchases of investments                      (252)            (1,053)
 Proceeds from sales of investments             557                624
                                            _______            _______

NET CASH USED IN INVESTING ACTIVITIES        (3,176)           (14,074)
                                            _______            _______

CASH FLOWS FROM FINANCING ACTIVITIES
 Payments on long-term debt                  (2,458)            (1,795)
 Exercise of stock options and issuances
   of stock                                   1,044                858
 Purchases of stock                          (1,664)            (1,802)
 Cash dividends paid                         (3,398)            (3,118)
                                            _______            _______

NET CASH USED IN FINANCING ACTIVITIES        (6,476)            (5,857)
                                            _______            _______

 Net increase in cash and cash
   equivalents                               13,665              1,038
 Cash and cash equivalents at beginning
   of period                                 31,786             28,350
                                            _______            _______

CASH AND CASH EQUIVALENTS AT END OF PERIOD  $45,451            $29,388
                                            =======            =======


      See notes to condensed consolidated financial statements.

<PAGE 6>


                        POE & BROWN, INC.

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                          SEPTEMBER 30, 1997

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

      Results of operations for the three- and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

NOTE 2 - NET INCOME PER SHARE

      Net income per share is based upon the weighted average number of shares outstanding, adjusted for the dilutive effect of stock options, which is the same on both a primary and a fully-diluted basis.

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share," (SFAS 128). SFAS 128 establishes new standards for computing and presenting earnings per share (EPS). Specifically, SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. EPS for the Company for the periods ended September 30, 1997 and September 30, 1996 computed under SFAS 128 would not be different than that previously computed.

NOTE 3 - ACQUISITIONS

      During the first quarter of 1996, the Company acquired a majority interest in Florida Intracoastal Underwriters, LLC, of Miami Lakes, Florida. During the second quarter of 1996, the Company acquired substantially all of the assets of B & R International, Inc. of Atlanta, Georgia. During the first quarter of 1997, the Company acquired substantially all of the assets of Dade Underwriters Insurance Agency of Aventura, Florida and Willits Insurance Agency of Ft. Lauderdale, Florida. These acquisitions have been accounted for using the purchase method of accounting. Pro forma results of operations for the nine-month periods ended September 30, 1996 and 1997 resulting from these acquisitions were not materially different from the results of operations as reported. The results of operations for the acquired companies have been combined with those of the Company since their respective acquisition dates.

      On August 1, 1997, the Company issued 25,471 shares of its common stock for all of the outstanding stock of Shanahan, McGrath & Bradley, Inc., an Arizona corporation. This acquisition has been accounted for as a pooling-of-interests; however, due to the immaterial nature of the transaction, the Company's consolidated financial statements have not been restated for all periods prior to the transaction. The results of operations of the acquired company from the period January 1, 1997, through the date of acquisition, have been combined with those of the Company for the third quarter. The separate company operating results of Shanahan, McGrath & Bradley, Inc. for periods prior to the acquisition are not material to the Company's consolidated operating results.

<PAGE 7>

NOTE 4 - LONG-TERM DEBT

      The Company continues to maintain its credit agreement with a major insurance company under which $4 million (the maximum amount available for borrowings) was outstanding at September 30, 1997, at an interest rate equal to the prime lending rate plus one percent. The available amount will decrease by $1 million each August, as described in Note 7 to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

      In November 1994, the Company entered into a revolving credit facility with a national banking institution which provides for available borrowings of up to $10 million. As of September 30, 1997, there were no borrowings against this line of credit.

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

      Since SFAS 130 and SFAS 131 are not effective for the  1997 financial statements, their effect on the Company have not been considered at this time.

ITEM 2:     MANAGEMENT'S  DISCUSSION AND  ANALYSIS  OF  FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS

      Net Income. Net income for the third quarter of 1997 was $5,103,000, or $.58 per share, compared with net income in the third quarter of 1996 of $4,338,000, or $.50 per share, a 16% increase in per share earnings. Net income for the nine months ended September 30, 1997 was $14,308,000, or $1.64 per share, compared with 1996 same period net income of $12,165,000, or $1.40 per share, for an 18% increase.

      Commissions and Fees. Commissions and fees for the third quarter of 1997 increased $2,539,000, or 9% from 1996.
Approximately $1,038,000 of this increase represents revenues from acquired agencies, with the remainder due to new business production. Commissions and fees for the nine months ended September 30, 1997 were $94,440,000 compared to $85,436,000 for the same period in 1996, an 11% increase. The 1997 increase is due to new business production and approximately $3,041,000 of revenues from acquired agencies.

<PAGE 8>

      Investment Income. Investment income for the quarter and nine-month periods ended September 30, 1997 increased $177,000 and $688,000, respectively, from the same periods in 1996. These increases are primarily due to higher levels of invested cash and changes in interest rate returns.

      Other Income. Other income primarily includes gains and losses from the sale of customer accounts and other assets. Other income decreased approximately $193,000 for the nine months ended September 30, 1997 from the same period for 1996 and approximately $76,000 for the three months ended September 30, 1997 from the same period for 1996.

      Employee Compensation and Benefits. Employee compensation and benefits increased during both the three and nine months ended September 30, 1997. The increase for the quarter ended September 30, 1997 was 6%, while the increase for the nine-month period ended September 30, 1997 was 8%. The increase primarily relates to additional compensation expense as a result of increased commission and fee revenues and merit pay increases. Employee compensation and benefits as a percentage of total revenue decreased to 50% in the third quarter of 1997 and for the nine months ended September 30, 1997 compared to 52% in the same periods last year.

     Other Operating Expenses. Other operating expenses for the third quarter of 1997 increased $814,000, or 15%, over the same period in 1996, and increased as a percentage of total revenues from 19% to 20%. Other operating expenses increased $1,868,000 for the nine months ended September 30, 1997 versus the prior year, but as a percentage of total revenue remained constant at 21% for the nine months ended September 30, 1997 and September
30, 1996. The increase is primarily attributable to costs associated with acquisitions.

      Interest and Amortization. Interest and amortization decreased $213,000, or 15% for the third quarter of 1997 over the same period in 1996 primarily due to the expiration of certain intangible amortization and reduction of debt. Interest and amortization for the nine months ended September 30, 1997 increased $464,000, or 11%, over the same period in 1996. This increase for the nine-month period is due primarily to the write-off of the remaining intangible assets related to a terminated agreement.

      Income Taxes. The Company's effective tax rates for the three months ended September 30, 1997 and 1996 were 38% and 39%, respectively. The Company's effective tax rate for the nine months ended September 30, 1997 and September 30, 1996 remained constant at 39%. The decrease in the effective tax rate for the third quarter ended September 30, 1997 is primarily due to the increase in tax-exempt interest.

LIQUIDITY AND CAPITAL RESOURCES

      The  Company's cash and cash equivalents of $45,451,000  at
September  30, 1997 increased by $13,665,000 from $31,786,000  at
December 31, 1996. During the nine months ended September 30, 1997, $23,317,000 of cash was provided primarily from operating activities. Of this amount, $1,912,000 was used to acquire businesses, $2,079,000 for additions to fixed assets, $2,458,000 to repay long-term debt and the remainder primarily to pay dividends on the Company's common stock. The current ratio at September 30, 1997 was 1.16 compared to 1.06 as of December 31, 1996.

      The Company has a revolving credit agreement with a major insurance company under which up to $4 million presently may be borrowed at an interest rate equal to the prime lending rate plus one percent. The amount of available credit decreases by $1 million each August through the year 2001, when it will expire. As of September 30, 1997, the maximum amount of borrowings was outstanding. In November 1994, the Company entered into a revolving credit facility with a national banking institution that provides for available borrowings of up to $10 million. As of September 30, 1997, there were no borrowings against this line of credit. The Company believes that its existing cash, cash equivalents, short-term investments portfolio, funds generated from operations, and available credit facility borrowings are sufficient to satisfy its normal financial needs.

 ITEM  3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES  ABOUT
             MARKET RISK

     Not Applicable.

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

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

      Effective August 1, 1997, the Company acquired all the outstanding shares of Shanahan, McGrath & Bradley, Inc., an Arizona corporation ("SMB"). In exchange for all of the outstanding common stock of the insurance agency, the Company issued a total of 25,471 shares of the Company's common stock to the former shareholders of SMB. The Company's shares were offered and sold privately, and no underwriter was involved in the transaction.

     The Company issued the shares without registration under the Securities Act of 1933 (the "Act"). The Company relied upon the exemptions set forth in Section 4(2) of the Act and Rule 505 of Regulation D, promulgated thereunder. The shares were offered privately by the issuer to four persons in a business combination transaction in which the dollar value of the transaction was less than $5 million. The Company (i) made available to the purchasers the information required by Rule 502(b) of Regulation D, (ii) did not offer the shares by means of any advertisement, general solicitation or other means proscribed by Rule 502(c) of Regulation D, (iii) informed the purchasers of the limitations on resale of the shares and placed an appropriate restrictive legend on the share certificates, and (iv) filed a notice on Form D with the Securities and Exchange Commission within 15 days after the sale.

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

         (b) There were no reports filed on Form 8-K during the quarter ended September 30, 1997.

<PAGE 10>

                              SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           POE & BROWN, INC.



Date:  November 11, 1997                   /s/ WILLIAM A. ZIMMER
                                           ________________________________
                                            William A. Zimmer
                                            Chief Financial Officer
                                            (duly authorized officer and
                                             principal financial officer
                                             and principal accounting officer)