Form 10-K
period 1997-12-31
POE & BROWN INC
filed 1998-03-24
CIK 79282

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                             FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996).

      For the fiscal year ended December 31, 1997.

                                 or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from  _________________  to _________________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ].

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the last reported price at which the stock was sold on March 6, 1998, was $332,162,522.

The number of shares of the Registrant's common stock, $.10 par value, out standing as of March 6, 1998, was 13,221,016.

                DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 1997 Annual Report to Shareholders are incorporated by reference into Parts I and II of this Report. With the exception of those portions which are incorporated by reference, the Registrant's Annual Report to Shareholders is not deemed filed as part of this Report.

Portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

<PAGE 1>


                        POE & BROWN, INC.

                     FORM 10-K ANNUAL REPORT
              FOR THE YEAR ENDED DECEMBER 31, 1997

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

<PAGE 2>

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

     The Company's activities are conducted in 18 locations throughout Florida, three locations in Arizona and in seven additional locations in California, Connecticut, Georgia, New Jersey, Nevada, Pennsylvania, and Texas. Because the Company's business is concentrated in Florida, the occurrence of adverse economic conditions or an adverse regulatory climate in Florida could have a materially adverse effect on its business, although the Company has not encountered such conditions in the past.

     The Company's business is divided into five divisions: (i) the Retail Division; (ii) the Professional Programs Division;
(iii) the Commercial Programs Division; (iv) the Service Division; and (v) the Brokerage Division. The Retail Division is composed of Company employees in 24 offices who market and sell a broad range of insurance products to insureds. The two Program Divisions work with underwriters to develop proprietary insurance programs for specific niche markets. These programs are marketed and sold primarily through approximately 350 independent agencies and more than 2,000 independent agents across the United States. The Company receives an override on the commissions generated by these independent agencies. The Service Division provides insurance-related services such as third-party administration and consultation for workers' compensation and employee benefit markets. The Brokerage Division markets and sells excess and surplus commercial insurance, as well as certain niche programs, primarily through independent agents.

     The following table sets forth a summary of (i) the commission and fee revenues realized from each of the Company's operating divisions for each of the three years in the period ended December 31, 1997 (in thousands of dollars), and (ii) the percentage of the Company's total commission and fee revenues represented by each division for each of such periods:

                         1995     %       1996     %       1997      %
                       _______  _____   _______   _____  _______   ______

Retail Division       $ 59,552  58.4%   $ 66,798  58.4%  $ 74,394   59.8%
Professional Programs
  Division              21,463  21.0      20,377  17.8     20,477   16.5
Commercial Programs
  Division               6,079   6.0       5,355   4.7      4,368    3.5
Service Division        10,751  10.5      11,887  10.4     12,150    9.8
Brokerage Division       4,153   4.1       9,961   8.7     12,976   10.4
                      ________  _____   ________  _____  ________   ____
     Total            $101,998   100%   $114,378   100%  $124,365   100%
                      ========  =====   ========  =====  ========   ====


Retail Division

     The Company's Retail Division operates through 24 locations in eight states. These locations employ approximately 623 persons. The Company's retail insurance agency business

<PAGE 3>

consists primarily of selling and marketing property and casualty insurance coverages to commercial, professional and, to a limited extent, individual customers. The categories of insurance principally sold by the Company are: Casualty - insurance relating to legal liabilities, workers' compensation, commercial and private passenger automobile coverages, and fidelity and surety insurance; and Property - insurance against physical damage to property and resultant interruption of business or extra expense caused by fire, windstorm or other perils. The Company also sells and services all forms of group and individual life, accident, health, hospitalization, medical and dental insurance programs. Each category of insurance is serviced by insurance specialists employed by the Company.

     No material part of the Company's retail business depends upon a single customer or a few customers. During 1997, the Company's Retail Division received approximately $578,000 of fees and commissions from Rock-Tenn Company, the Company's largest single Retail Division customer. Such amount represented less than 1% of the Retail Division's total commission and fee revenues for 1997.

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

Professional and Commercial Programs Divisions

     In 1996, the Company's National Programs Division was divided into two distinct market-responsive groups as a result of changes in market conditions. The two divisions created as a result of this separation are the Professional Programs Division and the Commercial Programs Division. These divisions tailor insurance products to the needs of a particular professional or trade group, negotiate policy forms, coverages and commission rates with an insurance company and, in certain cases, secure the formal or informal endorsement of the product by a professional association or trade group. Programs are marketed and sold primarily through a national network of independent agencies that solicit customers though advertisements in association publications, direct mailings and personal contact. The Company also markets a variety of these products through certain of its retail offices. Under agency agreements with the insurance companies that underwrite these programs, the Company usually has authority to bind coverages, subject to established guidelines, to bill and collect premiums and, in some cases, to process claims.

     The Company is committed to ongoing market research and development of new proprietary programs. The Company employs a variety of methods, including interviews with members of various professional and trade groups to which the Company does not presently offer insurance products, to assess the coverage needs of such professional associations and trade groups. If the initial market research is positive, the Company studies the existing and potential competition and locates potential carriers for the program. A proposal is then submitted to and negotiated with a selected carrier and, in many instances, a professional or trade association from which endorsement of the program is sought. New programs are introduced through written

<PAGE 4>

communications, personal visits with agents, placements of advertising in trade publications and, where appropriate, participation in trade shows and conventions. Several new programs are currently being reviewed or implemented by the Company. There can be no assurance, however, as to whether the Company will be successful in developing or implementing any such new programs, or what the market reception will be.

     Professional Programs. The professional groups serviced by the Professional Programs Division include dentists, lawyers, physicians, optometrists and opticians, chiropractors, architects and engineers. Set forth below is a brief description of the programs offered to these major professional groups.

  - Dentists: The largest program marketed by the Professional Programs Division is a package insurance policy known as the Professional Protector Plan, which provides comprehensive coverage for dentists, including practice protection and professional liability. This program, initiated in 1969, is endorsed by 36 state or local dental societies, and is offered in 49 states, the District of Columbia, the Virgin Islands and Puerto Rico. This program presently insures approximately 36,300 dentists, which the Company believes represents approximately 27% of the eligible practicing dentists within the Company's marketing territories.

  - Lawyers: The Company began marketing lawyers' professional liability insurance in 1973, and the national Lawyer's Protector Plan was introduced in 1983. The program presently insures approximately 37,500 attorneys and is offered in 46 states, the District of Columbia, Puerto Rico and the Virgin Islands.

  - Physicians: The Company markets professional liability insurance for physicians, surgeons, and other health care providers through a program known as the Physicians Protector Plan. The program, initiated in 1980, is currently offered in eight states and Puerto Rico and insures approximately 2,000 physicians.

  - Optometrists and Opticians: The Optometric Protector Plan was created in 1973 to provide optometrists and opticians with a package of practice and professional liability coverage. This program insures approximately 7,500 optometrists and opticians in all 50 states, the District of Columbia and Puerto Rico.

  - Chiropractors: The Chiropractic Protector PlanSM (the "CPP") was introduced in 1996 to provide professional liability and comprehensive general liability coverage for chiropractors. This program is currently being offered in Connecticut, Florida, Illinois and Pennsylvania, with the expectation that it will soon be offered in ten additional states.

  -    Architects and Engineers:  The Architects & Engineers
Protector PlanSM was introduced in 1997 to provide professional liability and comprehensive general liability coverage for architects and engineers. This program is currently available to "full service" architects in six states and to landscape architects in all 50 states.

<PAGE 5>

     The professional programs described above (other than the Physicians and Architects & Engineers Programs) are underwritten predominantly through CNA Insurance Companies ("CNA"). The Company and CNA are parties to Program Agency Agreements with respect to each of the programs described above except for the CPP, with respect to which an agreement is currently being finalized. Among other things, these agreements grant the Company the exclusive right to solicit and receive applications for program policies directly and from other licensed agents and to bind and issue such policies and endorsements thereto. In fulfilling its obligations under the agreements, the Company must comply with the administrative and underwriting guidelines established by CNA. The Company must use its best efforts to promote the programs and solicit and sell program policies. The Company is compensated through commissions on premiums, which vary according to insurance product (e.g., workers' compensation, commercial umbrella, package coverage, monoline professional and general liability) and the Company's role in the transaction. The commission to which the Company is entitled may change upon 90 days written notice from CNA. The Program Agency Agreements are generally cancellable by either party for any reason on advance written notice of six months or one year. An agreement may also be terminated upon breach, by the non-breaching party, subject to certain opportunities to cure the breach.

     Commercial Programs. The Commercial Programs Division serves a number of targeted commercial industries and trade groups, with an emphasis on the automotive, manufacturing and wholesale-distribution industries. Among its programs are the following:

- Towing Operators Protector Plan.r Introduced in 1992, this program provides specialized insurance products to towing and recovery industry operators in all 50 states.

- Automobile Dealers Protector Plan.r This program insures independent automobile dealers and is currently offered in 48 states. It originated in Florida over 25 years ago through a program still endorsed by the Florida Independent Auto Dealers Association.

- Manufacturers Protector Plan.SM Introduced in 1997, this program provides specialized coverages for manufacturers, with an emphasis on selected niche markets.

- Wholesalers & Distributors Preferred Program.SM Introduced in 1997, this program provides stabilized property and casualty protection for businesses principally engaged in the wholesale-distribution industry. This program replaced the Company's prior wholesaler-distributor program, which was terminated in 1997 when the Company severed its relationship with the National Association of Wholesaler-Distributors.

- Railroad Protector Plan.SM Also introduced in 1997, this program is designed for contractors, manufacturers and other entities that service the needs of the railroad industry.

- Agricultural Protector Plan.SM Introduced in early 1998, this program offers growers of annually harvested crops a broad-based program of specialized coverages.

<PAGE 6>

- Automobile Transporters Protector Plan.SM Introduced in 1996, this program is designed for automobile transporters engaged in the transport of vehicles for automobile auctions, automobile leasing concerns, and automobile and truck dealerships. It is currently offered in all 50 states.

- Recycler's Comprehensive Protector Plan.SM This program is in the last stages of development and implementation, and the Company intends to introduce the program by mid-1998. The program is expected to provide specialized property, liability, workers' compensation and pollution coverages for the recycling industry.

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

     The Service Division provides workers' compensation TPA services for approximately 2,500 employers representing more than $3 billion of employee payroll. The Company's largest workers' compensation contract represents approximately 69% of the Company's workers' compensation TPA revenues, or approximately 4% of the Company's total commission and fee revenues.

Brokerage Division

     The Brokerage Division markets excess and surplus lines and specialty niche insurance products to the Company's Retail Division, as well as to other retail agencies throughout Florida and the southeastern United States. The Brokerage Division represents various U.S. and U.K. surplus lines companies and is also a Lloyd's of London correspondent. In addition to surplus lines carriers, the Brokerage Division represents admitted carriers for smaller agencies that do not have access to large insurance carrier representation. Excess and surplus products include commercial automobile, garage, restaurant, builder's risk and inland marine lines. Difficult-to-insure general

<PAGE 7>

liability and products liability coverages are a specialty, as is excess workers' compensation. Retail agency business is solicited through mailings and direct contact with retail agency representatives. The Company has a 75% ownership interest in Florida Intracoastal Underwriters, Limited Company ("FIU") of
Miami Lakes, Florida. FIU is a managing general agency that specializes in providing insurance coverages for coastal and inland high-value condominiums and apartments. FIU has developed a unique reinsurance facility to support the underwriting activities associated with these risks.

Employees

     At December 31, 1997, the Company had 1,082 full-time equivalent employees. The Company has contracts with its sales employees that include provisions restricting their right to solicit the Company's customers after termination of employment with the Company. The enforceability of such contracts varies from state to state depending upon state statutes, judicial decisions and factual circumstances. The majority of these contracts are terminable by either party; however, the agreements not to solicit the Company's customers generally continue for a period of two or three years after employment termination.

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

<PAGE 8>

possibility exists that the Company could be excluded or temporarily suspended from carrying on some or all of its activities in, or otherwise subjected to penalties by, a particular state.

ITEM 2.   PROPERTIES

    The Company's executive offices are located at 220 South Ridgewood Avenue, Daytona Beach, Florida 32114 and 401 East Jackson Street, Suite 1700, Tampa, Florida 33602. The Company also maintains offices in the following cities: Phoenix, Arizona, Prescott Arizona, Tucson, Arizona; San Francisco, California; Glastonbury, Connecticut; Brooksville, Florida; Ft. Lauderdale, Florida; Ft. Myers, Florida; Jacksonville, Florida; Kissimmee, Florida; Leesburg, Florida; Maitland, Florida; Melbourne, Florida; Miami Lakes, Florida; Naples, Florida; Orlando, Florida; St. Petersburg, Florida; Sarasota, Florida; West Palm Beach, Florida; Winter Haven, Florida; Atlanta, Georgia; Clark, New Jersey; Las Vegas, Nevada; Philadelphia, Pennsylvania; and Houston, Texas.

    The Company occupies office premises under noncancellable operating leases expiring at various dates. These leases generally contain renewal options and escalation clauses based on increases in the lessors' operating expenses and other charges. The Company expects that most leases will be renewed or replaced upon expiration. See Note 8 of the "Notes to Consolidated Financial Statements" in the Company's 1997 Annual Report to Shareholders for additional information on the Company's lease commitments.

ITEM 3.   LEGAL PROCEEDINGS

    On February 21, 1995, an Amended Complaint was filed in an action pending in the Superior Court of Puerto Rico, Bayamon division, and captioned Cadillac Uniform & Linen Supply Company, et al. v. General Accident Insurance Company, Puerto Rico, Limited, et al. The case was originally filed on November 23, 1994, and named General Accident Insurance Company, Puerto Rico Limited, and Benj. Acosta, Inc. as defendants. The Amended Complaint added several defendants, including the Company and Poe & Brown of California, Inc. ("P&B/Cal."), a subsidiary of the Company, as parties to the case. The Plaintiffs allege that P&B/Cal. failed to procure sufficient coverage for a commercial laundry facility that was rendered inoperable for a period of time as the result of a fire, and further allege that the Company is vicariously liable for the actions of P&B/Cal. The Amended Complaint seeks damages of $11.2 million against P&B/Cal., the Company, the P&B/Cal. employee who handled the account and LBI Corp., a/k/a Levinson Bros., Inc. The Company and P&B/Cal. believe that P&B/Cal. has meritorious defenses to each of the claims asserted against it, and that the Company likewise has meritorious defenses to allegations premised upon theories of vicarious liability. Both the Company and P&B/Cal. are contesting this action vigorously, and a hearing before a Special Master appointed by the court, whose findings will be reviewed and confirmed or rejected by the court, is currently scheduled for June 1998. In the event that damages are awarded against P&B/Cal. or the Company, P&B/Cal. and the Company believe that insurance would be available to cover such loss.

    The Company is involved in various other pending or threatened proceedings by or against the Company or one or more of its subsidiaries that involve routine litigation relating to insurance

<PAGE 9>

risks placed by the Company and other contractual matters. Management of the Company does not believe that any of such pending or threatened proceedings (including the proceeding described above) will have a materially adverse effect on the consolidated financial position or future operations of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the Company's fourth quarter ended December 31, 1997.

                             PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

    The Company's common stock is traded on the New York Stock
Exchange under the symbol "PBR." The number of shareholders of record as of March 6, 1998 was 816, and the closing price per share on that date was $38.00.

    The table below sets forth information for each quarter in the last two fiscal years concerning (i) the high and low sales prices for the Company's common stock, and (ii) cash dividends declared per share. The stock prices below do not reflect the three-for-two stock split effected by the Company on February 27, 1998.


                        Stock Price Range            Cash
                                                   Dividends
                        High   -    Low            Per Share

1997
First quarter          $27.25      $25.50           $0.13
Second quarter          37.00       25.50            0.13
Third quarter           41.25       35.75            0.13
Fourth quarter          47.00       40.00            0.14

1996
First quarter          $25.50      $24.00           $0.12
Second quarter          24.75       22.75            0.12
Third quarter           25.38       23.50            0.12
Fourth quarter          27.50       24.00            0.13


ITEM 6.   SELECTED FINANCIAL DATA

    Information under the caption "Financial Highlights" on page
3 of the Company's 1997 Annual Report to Shareholders is incorporated herein by reference.

<PAGE 10>

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

    Information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18-21 of the Company's 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Consolidated Financial Statements of Poe & Brown, Inc.
and its subsidiaries, together with the report thereon of Arthur
Andersen LLP appearing on pages 22-40 of the Company's 1997
Annual Report to Shareholders, are incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information contained under the captions "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" on pages 4-6 of the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information contained under the caption "Executive Compensation" on pages 6-8 of the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders is incorporated herein by reference; provided, however, that the report of the Compensation Committee on executive compensation, which begins on page 8 thereof, shall not be deemed to be incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

    Information contained under the caption "Security Ownership of Management and Certain Beneficial Owners" on pages 2-3 of the Company's Proxy Statement for its 1998 Annual Meeting of
Shareholders is incorporated herein by reference.

<PAGE 11>

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information contained under the caption "Executive
Compensation _ Compensation Committee Interlocks and Insider
Participation" on page 8 of the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders is incorporated herein by reference.

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

    (a) The following documents are filed as part of this report:

        1.  Consolidated Financial Statements of Poe & Brown,
            Inc. (incorporated herein by reference from pages 22-
            40 of the Company's 1997 Annual Report to
            Shareholders) consisting of:

           (a) Consolidated Statements of Income for each of the three years in the period ended December
               31, 1997.

           (b) Consolidated Balance Sheets as of December
               31, 1997 and 1996.

           (c) Consolidated Statements of Shareholders'
               Equity for each of the three years in the period ended December 31, 1997.

           (d) Consolidated Statements of Cash Flows for each of the three years in the period ended
               December 31, 1997.

           (e) Notes to Consolidated Financial
               Statements.

           (f) Report of Independent Certified Public
               Accountants.

     2.   Consolidated Financial Statement Schedules.  The
          Consolidated Financial Statement Schedules are omitted because they are not applicable, not material, or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

    3.    EXHIBITS

          3a   Articles of Incorporation of the
               Registrant, as last amended on April 28, 1993
               (incorporated by reference to Exhibit 3a to Form
               10-K for the year ended December 31, 1994).
<PAGE 12>

         3b    Amended and Restated Bylaws of the
               Registrant effective July 30, 1996 (incorporated by reference to Exhibit 3b to Form 10-K for the year ended December 31, 1996).

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

        10b    Registrant's 1989 Stock Option Plan
               (incorporated by reference to Exhibit 10f to Form
               10-K for the year ended December 31, 1989).

        10c    Loan Agreement between Continental
               Casualty Company and the Registrant dated August
               23, 1991 (incorporated by reference to Exhibit
               10d to Form 10-K for the year ended December 31,
               1991).

        10d Indemnity Agreement dated January 1, 1979, among the Registrant, Whiting National
               Management, Inc., and Pennsylvania Manufacturers'
               Association Insurance Company (incorporated by reference to Exhibit 10g to Registration
               Statement No. 33-58090 on Form S-4).

        10e    Agency Agreement dated January 1, 1979
               among the Registrant, Whiting National
               Management, Inc., and Pennsylvania Manufacturers'
               Association Insurance Company (incorporated by reference to Exhibit 10h to Registration
               Statement No. 33-58090 on Form S-4).

        10f    Deferred Compensation Agreement, dated May
               1, 1983, as amended April 27, 1993, between Brown
               & Brown, Inc. and Kenneth E. Hill (incorporated by reference to Exhibit 10i to Form 10-K for the year ended December 31, 1993).

        10g Employment Agreement, dated April 28, 1993 between the Registrant and J. Hyatt Brown
              (incorporated by reference to Exhibit 10k to Form
              10-K for the year ended December 31, 1993).

<PAGE 13>

       10h    Portions of Employment Agreement, dated
              April 28, 1993 between the Registrant and Kenneth
              E. Hill (incorporated by reference to Exhibit 10l to Form 10-K for the year ended December 31,
               1993).

       10i    Portions of  Employment Agreement, dated
              April 28, 1993 between the Registrant and Jim W.
              Henderson (incorporated by reference to Exhibit
              10m to Form 10-K for the year ended December 31,
              1993).

       10j    Registrant's Stock Performance Plan
              (incorporated by reference to Exhibit 4 to Registration Statement No. 333-14925 on Form S-8).

       11     Statement Re: Computation of Per Share
              Earnings.

       13 Portions of Registrant's 1997 Annual Report to Shareholders (not deemed "filed" under the Securities Exchange Act of 1934, except for those portions specifically incorporated by reference herein).

       22     Subsidiaries of the Registrant.

       23     Consent of Arthur Andersen LLP.

       24a Powers of Attorney pursuant to which this Form 10-K has been signed on behalf of certain directors and officers of the Registrant.

       24b    Resolutions of the Registrant's Board of
              Directors, certified by the Secretary.

       27    Financial Data Schedule.

(b) REPORTS ON FORM 8-K

    None.

<PAGE 14>
                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              POE & BROWN, INC.
                              Registrant


                              By:       *
                                  ______________________________
                                    J. Hyatt Brown
                                    Chief Executive Officer
Date:  March 24, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

        Signature        Title                                  Date
        _________        _______                                _____


           *            Chairman of the Board, President        March 24, 1998
____________________    and Chief Executive Officer
J. Hyatt Brown          (Principal Executive Officer)

           *            Director                                March 24, 1998
____________________
Samuel P. Bell, III

           *            Director                                March 24, 1998
____________________
Bradley Currey, Jr.

           *            Director                                March 24, 1998
_____________________
Jim W. Henderson

           *            Director                                March 24, 1998
_____________________
Kenneth E. Hill

           *            Director                                March 24, 1998
_____________________
David H. Hughes

           *            Director                                March 24, 1998
_____________________
Theodore J. Hoepner

           *            Director                                March 24, 1998
_____________________
Jan E. Smith

           *            Vice President, Treasurer and           March 24, 1998
_____________________   Chief Financial Officer (Principal
Wiliam A. Zimmer        Financial and Accounting Officer)


*By:  /s/ LAUREL L. GRAMMIG
    ________________________
      Laurel L. Grammig
      Attorney-in-Fact