Form 10-Q
period 1998-03-31
POE & BROWN INC
filed 1998-05-07
CIK 79282

FORM 10-Q
             	SECURITIES AND EXCHANGE COMMISSION
                	Washington, D.C.  20549


[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
     	For the quarterly period ended March 31, 1998.
                                                	or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
      	For the transition period from ______________ to _______________

Commission file number 0-7201.


                           	POE & BROWN, INC.

           	(Exact name of Registrant as specified in its charter)

       Florida                         				       59-0864469
  _______________________________          ________________________________
   	(State or other jurisdiction of	       		(I.R.S. Employer Identification
     	incorporation or organization)			        Number)

	220 S. Ridgewood Ave., Daytona Beach, FL		            32114
__________________________________________          _______________
(Address of principal executive offices)             		(Zip Code)



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

The number of shares of the Registrant's common stock, $.10 par value, outstanding as of May 1, 1998, was 13,367,019.

<PAGE 2>

                             POE & BROWN, INC.

                            Index to Form 10-Q
                      For The Quarter Ended March 31, 1998

         								                                             											Page

PART I.  FINANCIAL INFORMATION

	Item 1.  Financial Statements (Unaudited)

			   				Condensed Consolidated Statements of Income for the
        		three months ended March 31, 1998 and 1997	                       3

        		Condensed Consolidated Balance Sheets as of March 31,
        		1998 and December 31, 1997	                                       4

     		   Condensed Consolidated Statements of Cash Flows for
        		the three months ended March 31, 1998 and 1997	                   5

        		Notes to Condensed Consolidated Financial Statements	             6

 Item 2.  Management's Discussion and Analysis of Financial
	        	Condition and Results of Operations	                              7

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk        8

PART II.  OTHER INFORMATION

	Item 1.  Legal Proceedings	                                                9

	Item 2.  Changes in Securities and Use of Proceeds	                        9

	Item 6.  Exhibits and Reports on Form 8-K	                                10

SIGNATURES			                                                              10

<PAGE 3>

ITEM 1:  FINANCIAL STATEMENTS

                              POE & BROWN, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                      (In thousands, except per share data)

                                                     		For the three months
                                                    		  	ended March 31,
                                                     		1998          1997
REVENUES

  Commissions and fees	                                $36,022		      $32,713
  Investment income	                                  	    775    	       807
  Other income 	                                          (168)   	       462
                                                       _______        _______

	    Total revenues	                                   	36,629      	  33,982

EXPENSES

  Employee compensation and benefits	                    18,043    		  16,838
  Other operating expenses	                               7,067    	    7,157
  Interest and amortization	                              1,341		       1,353
                                                       ________      ________

     Total expenses	                                     26,451		      25,348
                                                       ________      ________

  Income before income taxes	                            10,178 		      8,634
  Income taxes	                                           4,020	  	     3,410
                                                       ________       _______

NET INCOME 	                                           $  6,158	      $ 5,224

Other comprehensive income, net of tax:
	Unrealized loss on securities:
			Unrealized holding (loss) arising during period,
			net of tax benefit of $993 in 1998 and $636 in 1997	$ (1,553)	     $(1,109)
                                                       _________      ________

COMPREHENSIVE INCOME	                                  $  4,605	     	$ 4,115
                                                       ========       =======

Basic and diluted earnings per share	                  $    .47      	$  0.40
                                                       ========       =======

Dividends declared per share                           $    .10       $ .0867
                                                       ========       =======

Weighted average number of shares outstanding	           13,117        12,998




	See notes to condensed consolidated financial statements.

<PAGE 4>


                            POE & BROWN, INC.

                	CONDENSED CONSOLIDATED BALANCE SHEETS
	                              (In thousands)

                                          	  (Unaudited)          (Audited)
	                                              March 31,       		December 31,
	                                                1998            		  1997

  ASSETS
  	Cash and cash equivalents	               	$	44,766           	$	47,726
    	Short-term investments			                  1,146	             	1,299
    	Premiums, commissions and fees
      receivable	                            		59,902	            	62,148
    	Other current assets			                    6,498	             	6,507
                                             ________            ________
     			Total current assets               			112,312	           	117,680

    	Fixed assets, net		                      	12,180	             11,863
    	Intangible assets, net			                 56,658            		49,593
		  	Investments			                             8,925            		11,480
 			 Other assets	                            		4,034             		3,513
                                             ________            ________

     			Total assets	                     	  $194,109	           $194,129
                                             ========            ========
  LIABILITIES
   	Premiums payable to insurance companies		$	83,453	           $	74,598
   	Premium deposits and credits due
      customers		                              	7,429	             	7,035
   	Accounts payable and accrued expenses		  	 15,701             	15,826
   	Current portion of long-term debt	        		1,818	             	5,339
                                             ________            ________
     			Total current liabilities			          108,401	           	102,798

   	Long-term debt                           			3,787	             	4,093
   	Deferred income taxes		                    	2,958	             	3,951
   	Other liabilities	                        		5,212	             	6,145
                                            _________            ________
     			Total liabilities	                  		120,358	           	116,987
                                            _________            ________


  SHAREHOLDERS' EQUITY
   	Common stock, par value $.10 per
     share: authorized 18,000	shares;
     issued 13,073 shares at 1998 and
     13,107 at 1997	                          		1,307              	1,311
   	Additional paid-in capital		                  	-                 		-
   	Retained earnings		                       	67,253	           	 69,087
   	Net unrealized appreciation of
     available-for-sale securities, net of
  	  tax effect of $3,319 in 1998 and
     $4,312 in 1997	                            5,191             		6,744
                                             ________             _______
     			Total shareholders' equity          			73,751            		77,142
                                             ________             _______

     			Total liabilities and
         shareholders' equity	          	    $194,109           	$194,129
                                             ========            ========



           	See notes to condensed consolidated financial statements.

<PAGE 5>

                              POE & BROWN, INC.

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)


            	                            For the three months ended March 31,
                                           		  1998             		  1997

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                  		$	6,158	              $	5,224
Adjustments to reconcile net income to
  net cash	provided by operating activities:
 	Depreciation and amortization	              		1,999 	             	 1,903
	Net losses (gains) on sales of investments,
   fixed assets and customer accounts		          	201           	      (429)
	Premiums, commissions and fees receivable,
   decrease	                                   	2,285 	              	7,923
	Other assets, decrease		                        	368	                  538
	Premiums payable to insurance companies,
   increase		                                  	8,650	                2,487
	Premium deposits and credits due customers,
   increase (decrease)                          		394	                 (290)
	Accounts payable and accrued expenses,
   (decrease) increase		                        	(125)          	     1,752
	Other liabilities, (decrease) increase	         (933)                  162
                                              ________              ________
NET CASH PROVIDED BY OPERATING ACTIVITIES			   18,997                19,270
                                              ________              ________

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to fixed assets			                   (1,071) 	              	(713)
Payments for businesses acquired, net of
  cash acquired	                             		(9,237)	              	(1,646)
Proceeds from sales of fixed assets and
  customer accounts		                         	    42                  		238
Purchases of investments                     			  (12)                 		(29)
Proceeds from sales of investments		              174                   		-
                                              ________               ________
NET CASH USED IN INVESTING ACTIVITIES	        (10,104) 		             (2,150)
                                              ________               ________

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on long-term debt		               	    (3,827)         	         (78)
Net exercise of stock options and
  repurchases of stock		                      	(6,710)              		    (8)
Cash dividends paid		                        	 (1,316)	           	   (1,125)
                                              ________               ________
NET CASH USED IN FINANCING ACTIVITIES			      (11,853)		              (1,211)
                                              ________               ________

Net (decrease) increase in cash and
  cash equivalents	                          		(2,960)	               	15,909
Cash and cash equivalents at beginning
  of period	                               		  47,726 	             	  31,786
                                              ________                _______

CASH AND CASH EQUIVALENTS AT END OF PERIOD		  $44,766                 $47,695
                                              =======                 =======


	See notes to condensed consolidated financial statements.

<PAGE 6>

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Financial Reporting

  	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presntation have been included. For further information, refer to the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

   	Certain amounts at December 31, 1997 have been reclassified to be consistent with the current period presentation.

   	Results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

Note 2 - Basic and Diluted Earnings Per Share

    	All share and per-share information in the financial statements have been adjusted to give effect to the 3-for-2 common stock split which became effective on February 27, 1998.

    	Basic earnings per share is based upon the weighted average number of shares outstanding. Diluted earnings per share is adjusted for the dilutive effect of stock options. Earnings per share is the same on both a basic and a diluted basis.

    	In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share," (SFAS 128). SFAS 128 establishes new standards for computing and presenting earnings per share (EPS). Specifically, SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominatory of the basic EPS computation to the numerator and denominator of the diluted EPS computation. As of December 31, 1997, the Company adopted SFAS No. 128. All prior-period
EPS information is required to be restated. The Company's basic and diluted EPS for the period ended March 31, 1997 computed under SFAS No. 128 is not different than previously computed.

Note 3 - Acquisitions

    	During the first quarter of 1998, the Company acquired substantially all of the assets of Arizona General Insurance of Tucson, Arizona, Boynton Brothers Insurance of Perth Amboy, New Jersey, Great Northern Insurance of Phoenix, Arizona, and the Heine-Miles Insurance Agency of Phoenix, Arizona. During the first quarter of 1997, the Company acquired substantially all of the assets of Dade Underwriters Insurance Agency of Aventura, Florida and Willits Insurance Agency of Ft. Lauderdale, Florida.

<PAGE 7>
    	These acquisitions have been accounted for using the purchase method of accounting. Pro forma results of operations for the three months ended March 31, 1998 and March 31, 1997 resulting from these acquisitions were not materially different from the results of operations as reported. The results of operations for the acquired companies have been combined with those of the Company since their respective acquisition dates.

    	Additionally, during the first quarter of 1998, the Company issued 22,500 shares of its common stock for all of the outstanding stock of Thim Insurance Agency, Inc., an Arizona corporation. This acquisition has been accounted for as a pooling-of-interests; however, due to the immaterial nature of the transaction, the Company's consolidated financial statements have not been restated for all periods prior to the transaction. The separate company operating results of Thim Insurance Agency, Inc. for periods prior to the acquisition are not material to the Company's consolidated operating results.

Note 4 - Long-Term Debt

    	The Company continues to maintain its credit agreement with a major insurance company under which $4 million (the maximum amount available for borrowings) was outstanding at March 31, 1998, at an interest rate equal to the prime lending rate plus one percent. The available amount will decrease by $1 million each August, as described in Note 7 to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

   	In November 1994, the Company entered into a revolving credit facility with a national banking institution which provides for available borrowings of up to $10 million. As of March 31, 1998, there were no borrowings against this line of credit.

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
         RESULTS OF OPERATIONS

Results of Operations

	   Net Income. Net income for the first quarter of 1998 was $6,158,000, or $.47 per share, compared with net income in the first quarter of 1997 of $5,224,000, or $.40 per share, an 18% increase.

   	Commissions and Fees. Commissions and fees for the first quarter of 1998 increased $3,309,000, or 10% from the same period in 1997.
Approximately $1,742,000 of this increase represents revenues from acquired agencies with the remainder due to new business production.

 	   Investment Income. Investment income for the first quarter of 1998 decreased $32,000 from the same period in 1997 primarily due to reductions in available cash to invest.

<PAGE 8>

     	Other Income. Other income primarily includes gains and losses from the sale of customer accounts and other assets. Other income for the three-month period ended March 31, 1998 decreased $630,000 over the same period in 1997 primarily due to the disposition of the assets related to the Company's Charlotte, North Carolina office which resulted in a loss of $490,000.

     	Employee Compensation and Benefits. Employee compensation and benefits increased 7% during the first quarter of 1998 over the same period in 1997. This increase primarily relates to a net increase in commissions and fees and merit pay increases. Employee compensation and benefits as a percentage of total revenue decreased 1% to 49% in the first quarter of 1998 compared with 50% incurred in the same period in 1997.

     	Other Operating Expenses. Other operating expenses for the first quarter of 1998 decreased $90,000, or 1%, over the same period in 1997 primary due to a one-time charge in 1997 relating to the merger of the Company's two offices in New Jersey and a reduction of general reserves. Other operating expenses as a percentage of total revenue declined to 19% in the first quarter of 1998 compared with 21% incurred in the same period in 1997.

Liquidity and Capital Resources

     	The Company's cash and cash equivalents of $44,766,000 at March 31, 1998 decreased by $2,960,000 from $47,726,000 at December 31, 1997.
During the first quarter of 1998, $18,997,000 of cash was provided from
operating activities.   Of this amount, $9,237,000 was used to acquire
businesses, $6,710,000 for net purchases of the Company's stock, $3,827,000 for payments on long-term debt, $1,071,000 for additions to fixed assets, and the remainder primarily to pay dividends on the Company's common stock. The curent ratio at March 31, 1998 was
1.04 compared to 1.14 as of December 31, 1997.

    	The Company has a revolving credit agreement with a major insurance company under which up to $4 million presently may be borrowed at an interest rate equal to the prime lending rate plus one percent. The amount of available credit decreases by $1 million each August through the year 2001, when it will expire. As of March 31, 1998, the maximum amount of borrowing was outstanding. In November 1994, the Company entered into a revolving credit facility with a national banking institution that provides for available borrowings of up to 10 million. As of March 31, 1998, there were no borrowings against this line of credit. The Company believes that its existing cash, cash equivalents, short-term investments portfolio, funds generated from operations, and available credit facility borrowings are sufficient to satisfy its normal financial needs.

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

ITEM 2 - CHANGE IN SECURITIES AND USE OF PROCEEDS

     	Effective February 28, 1998, the Company acquired all of the outstanding shares of Thim Insurance Agency, Inc. an Arizona corporation ("Thim"). In exchange for all of the outstanding common stock of the insurance agency, the Company issued a total of 22,500 shares of the Company's common stock to the former shareholder of Thim. The Company's shares were offered and sold privately, and no underwriter was involved in the transaction.

     	The Company issued the shares without registration under the Securities Act of 1933 (the "Act"). The Company relied upon the exemptions set forth in Section 4(2) of the Act and Rule 505 of Regulation D, promulgated thereunder. The shares were offered privately by the issuer to one person in a business combination transaction in which the dollar value of the transaction was less than $1 million. The Company (i) made available to the purchaser the information required by Rule 502(b) of Regulation D, (ii) did not offer the shares by means of any advertisement, general solicitation or other means proscribed by Rule 502(c) of Regulation D, (iii) informed the purchaser of the limitations on resale of the shares and placed an appropriate restrictive legend on the share certificates, and (iv) filed a notice on Form D with the Securities and Exchange Commission within 15 days after the sale.

<PAGE 10>


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

    	(a)	EXHIBITS

		       Exhibit 3a -	Articles of Incorporation (incorporated by
                      reference to Exhibit 3a to Form	10-K for the year
                      ended December 31, 1994)

       		Exhibit 3b -	Amended and Restated Bylaws (incorporated by
                      reference to Exhibit 3b to	Form 10-K for the year
                      ended December 31, 1996)

       		Exhibit 11 -	Statement re:  Computation of Basic and Diluted
                      Earnings Per Share

       		Exhibit 27 - Financial Data Schedule (for SEC use only)

	    (b)	There were no reports filed on Form 8-K during the quarter
         ended March 31, 1998.


                                     SIGNATURES

    	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         			POE & BROWN, INC.



Date:  May 6, 1998                         /s/ WILLIAM A. ZIMMER
                                           _________________________________
                                     						Chief Financial Officer and
                                             Treasurer
                                     						(duly authorized officer,
                                             principal financial officer and
                                             principal accounting officer)