Form 10-Q
period 1998-06-30
POE & BROWN INC
filed 1998-08-12
CIK 79282

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
     	For the quarterly period ended June 30, 1998.
                             	or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
     	For the transition period from ______________ to __________________

     	Commission file number 0-7201.


                                	POE & BROWN, INC.

              	(Exact Name of Registrant as Specified in its Charter)

	          Florida                				                 59-0864469
 ______________________________                ____________________________
	(State or Other Jurisdiction of			            (I.R.S. Employer
  	Incorporation or Organization)			            Identification Number)

	220 S. Ridgewood Ave., Daytona Beach, FL	                 32114
 ________________________________________	    _____________________________
(Address of Principal Executive Offices)		  	 (Zip Code)



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

The number of shares of the registrant's common stock, $.10 par value, outstanding as of July 31, 1998, was 13,446,852.


<PAGE 2>


                           POE & BROWN, INC.

                           Index to Form 10-Q
                  	For The Quarter Ended June 30, 1998

                                                                							Page
PART I.  FINANCIAL INFORMATION

		Item 1.  Financial Statements (Unaudited)

		         Condensed Consolidated Statements of Income for
           the three and six months ended June 30, 1998 and 1997        	3

 					     Condensed Consolidated Balance Sheets as of June 30,
	 				     1998 and December 31, 1997		                                  4

 					     Condensed Consolidated Statements of Cash Flows for
					      the six months ended June 30, 1998 and 1997		                 5

					      Notes to Condensed Consolidated Financial Statements		        6

		Item 2.  Management's Discussion and Analysis of Financial
					      Condition and Results of Operations	                        	10

		Item 3.  Quantitative and Qualitative Disclosures about Market		      11
					      Risk


PART II.  OTHER INFORMATION

		Item 1.  Legal Proceedings		                                          12

		Item 2.  Changes in Securities and Use of Proceeds		                  12

		Item 4.  Submission of Matters to a Vote of Security Holders		        13

		Item 6.  Exhibits and Reports on Form 8-K		                           14


SIGNATURES		                                                            14


<PAGE 3>

ITEM 1:  FINANCIAL STATEMENTS


                            POE & BROWN, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                      (In thousands, except per share data)

                      						      For the three months	    For the six months
                       				           ended June 30,  	      ended June 30,
 						                            1998       1997     	   1998      1997

REVENUES

 Commissions and fees		            $38,038	      $	30,808	  $74,060	  $	63,520
 Investment income			                  812	        	1,347		   1,587    		2,155
 Other income		 	                      124		           71    	 	(44)	      533
                                   _______        _______   _______    _______

	Total revenues	                   	38,974	        32,226	 	 75,603	    66,208
                                   ________       _______   _______    _______
EXPENSES

 Employee compensation and
   benefits	                      		20,712       		16,492	  	38,755	   	33,330
 Other operating expenses		         	8,703		        7,042  		15,771	   	14,199
 Interest and amortization	          1,622		        2,111	    2,963	     3,464
                                   _______        _______   _______    _______

	Total expenses	                   	31,037	    	   25,645	   57,489 	   50,993
                                   _______        _______   _______    _______

Income before income taxes	        		7,937        		6,581  		18,114		   15,215
Income taxes		   	                   3,135		        2,600		   7,155	     6,010
                                   _______        _______   ________   _______

NET INCOME		                       $ 4,802	       $ 3,981	  $10,959  	 $ 9,205
                                   _______        _______   ________   _______

Other comprehensive income, net
 of tax:
Unrealized gain (loss) on securities:
  Unrealized holding gain (loss),
   net of tax benefit of $438 and
   tax effect of $136 for the
   three-month periods ended
   June 30, 1998 and 1997,
   respectively, and net of tax
   benefit of $1,431 and $501 for
   the six-month periods ended
   June 30, 1998 and 1997,
   respectively.		                    (779)	          207	   (2,332)	    (902)
                                   _______        _______   _______    _______

Comprehensive Income       		      $ 4,023       	$ 4,188	  $ 8,627	   $ 8,303
                                   =======        =======   =======    =======

Basic and diluted earnings per
  share                        		  $   .36       	$   .31	  $   .82	   $   .71
                                   =======        =======   =======    =======

Dividend declared per share		      $   .10	       $ .0867 	 $   .20	   $  .173
                                   =======        =======   =======    =======

Diluted shares outstanding	        	13,370       		13,025   		13,391    13,013


         	See notes to condensed consolidated financial statements.

<PAGE 4>

                                  POE & BROWN, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (In thousands)

			                                      (Unaudited)
                                         	 June 30,	             December 31,
                                          	  1998                		  1997

ASSETS
	Cash and cash equivalents	              	$	27,722                 	$	47,726
	Short-term investments		                   	1,195	                   	1,299
	Premiums, commissions and fees receivable		66,610                  		62,148
	Other current assets			                     9,936	                   	6,507
                                          ________                  ________

			Total current assets	                 		105,463	                 	117,680

	Fixed assets, net	                       		12,850	                   11,863
	Intangible assets, net		                  	70,904                  		49,593
 Investments		                              	8,700	                  	11,480
 Other assets		                             	4,642                   		3,513
                                          ________                  ________

			Total assets	                         	$202,559               	  $194,129
                                          ========                  ========

LIABILITIES
	Premiums payable to insurance companies		$	88,832	                 $	74,598
	Premium deposits and credits due
   customers	                               	6,211                   		7,035
 Accounts payable and accrued expenses		  	 17,511                  		15,826
 Current portion of long-term debt		        	2,940                   		5,339
                                          ________                  ________

 		Total current liabilities	            		115,494	                 	102,798

	Long-term debt		                           	3,841                   		4,093
	Deferred income taxes		                    	2,649                   		3,951
	Other liabilities	                        		5,649	                   	6,145
                                          ________                  ________

			Total liabilities		                    	127,633                 		116,987
                                          ________                  ________

SHAREHOLDERS' EQUITY
	Common stock, par value $.10 per share:
   authorized 70,000	shares; issued
   13,351 shares at 1998 and 13,107 shares
   at 1997	                                		1,335                  		1,311
	Retained earnings		                       	69,179	                	 69,087
	Accumulated other comprehensive income		    4,412	                  	6,744
                                          ________                _________

			Total shareholders' equity	            		74,926                 		77,142
                                          ________                 ________

  	Total liabilities and shareholders'
     equity		                             $202,559	                $194,129
                                          ========                 ========


	              See notes to condensed consolidated financial statements.
<PAGE 5>



                           POE & BROWN, INC.


        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                            (In thousands)

              	                            For the six months ended June 30,
                                            	  1998         		  1997

CASH FLOWS FROM OPERATING ACTIVITIES
Net income		                                   $10,959	         $ 9,205
Adjustments to reconcile net income to
   net cash provided by operating activities:
 Depreciation and amortization		                 4,379	           4,458
 Net losses (gains) on sales of investments,
   fixed assets and customer accounts	  	          187	            (792)
 Premiums, commissions and fees receivable,
  decrease	 	                                      182	           3,672
 Other assets, (decrease) increase		              (847)	            955
 Premiums payable to insurance companies,
  increase (decrease)		                          6,824	          (1,428)
 Premium deposits and credits due
   customers, (decrease)               	          (824)	           (499)
 Accounts payable and accrued expenses,
   (decrease) increase		                           (40)	          1,903
 Other liabilities, (decrease)		                  (829)	           (317)
                                               ________         ________

NET CASH PROVIDED BY OPERATING ACTIVITIES		     19,991	           17,157
                                               ________         ________

CASH FLOWS FROM INVESTING ACTIVITIES
 Additions to fixed assets		                    (1,634)	          (1,296)
 Payments for businesses acquired,
   net of cash acquired	 	                     (21,655)	          (1,817)
 Proceeds from sales of fixed assets
   and customer accounts		                         213	              275
 Purchases of investments		                     (1,035)	            (616)
 Proceeds from sales of investments		              174	              553
                                              ________          _________

NET CASH USED IN INVESTING ACTIVITIES		        (23,937)	          (2,901)
                                              _________         _________

CASH FLOWS FROM FINANCING ACTIVITIES
 Payment on long-term debt 		                   (6,691)       	   (1,235)
 Exercise of stock options and
   issuances of stock		                            178	              205
 Purchases of stock for stock option
   plan, employee stock purchase plan
   and performance stock plan 		                (6,892)	            (294)
 Cash dividends paid		                          (2,653)	          (2,251)
                                              _________         _________

NET CASH USED IN FINANCING ACTIVITIES		        (16,058)	          (3,575)
                                              _________         __________

Net (decrease) increase in cash and
 cash equivalents	                       	     (20,004)	          10,681
Cash and cash equivalents at beginning
 of period		                                    47,726	           31,786
                                               ________          _______

CASH AND CASH EQUIVALENTS AT END OF PERIOD		   $27,722	          $42,467
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

  	Results of operations for the three- and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

Note 2 - Basic and Diluted Earnings Per Share

  	All share and per-share information in the financial statements has been adjusted to give effect to the 3-for-2 common stock split which became effective on February 27, 1998.

  	Basic earnings per share is based upon the weighted average number of shares outstanding. Diluted earnings per share is adjusted for the dilutive effect of stock options. Earnings per share is the same on both a basic and a diluted basis.

  	As of December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). All prior-period EPS information is required to be restated. The Company's basic and fully diluted earnings per share (EPS) for the period ended
June 30, 1997 computed under SFAS 128 is not different than previously computed.

<PAGE 7>


               				     Three Months Ended June 30,  Six Months Ended June 30,
                      					1998		     1997		           1998	      	1997

BASIC EARNINGS PER SHARE

	Net Income		              $ 4,802	   $ 3,981		        $10,959	     9,205
	                          =======    =======          =======     ======

	Weighted average shares
	 outstanding   	           13,351	    13,005	        	$13,373   		12,995
                           =======    =======          =======     ======

	Basic earnings per share	 $   .36	   $   .31		        $   .82		  $   .71
                           =======    =======          =======    =======

DILUTED EARNINGS PER SHARE

	Weighted average number of
	shares outstanding	        13,351	    13,005		         13,373   		12,995

	Net effect of dilutive
	stock options, based on
 the treasury stock method      19	        20	      	       18         18
                           _______     ______           ______     _______

	Total diluted shares used
	in computation		           13,370	    13,025		         13,391	    	13,013
                           =======     ======          =======     =======

	Diluted earnings per
  share	                   $   .36	   $   .31		        $   .82		   $   .71
                           =======    =======          =======     =======

   	The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", in the first quarter of 1998, and has reported comprehensive income on the accompanying consolidated statements of income.

Note 3 - Acquisitions

  	During the second quarter of 1998, the Company acquired substantially all of the assets of the John F. Phillips Insurance Agency, of Prescott, Arizona; Harris Insurance Services, of Las Vegas, Nevada; the Fordham Agency, of
St. Petersburg, Florida; Adlerman, Click & Co., of Princeton, New Jersey;
Zel Schwanz & Associates, of Phoenix, Arizona; and the Fort Lauderdale office of Hilb, Rogal and Hamilton Company. There were no acquisitions during the second quarter of 1997.

  	During the first quarter of 1998, the Company acquired substantially all of the assets of Arizona General Insurance, of Tucson, Arizona; Boynton
Brothers & Company, of Perth Amboy, New Jersey; Great Northern Insurance, of Phoenix, Arizona; and the Heine-Miles Insurance Agency, of Phoenix,
Arizona. During the first quarter of 1997, the Company acquired substantially all of the assets of Dade Underwriters Insurance Agency, of Aventura, Florida and Willits Insurance Agency, of Ft. Lauderdale,
Florida.

  	These acquisitions have been accounted for using the purchase method of accounting. The results of operations for the acquired companies have been combined with those of the Company since their respective acquisition dates.
If the acquisitions had occurred at the beginning of the periods presented, the Company's results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

<PAGE 8>

  	SIX-MONTH PERIOD ENDED JUNE 30 (Unaudited),
  	(In thousands, except per share data)

                                            1998             1997

Operating revenue                           78,881           72,874
Income before income taxes                  18,490           15,977
Net income                                  11,188            9,670
Earnings per share                            0.84             0.74


  	During the second quarter of 1998, the Company issued 278,765 shares of its common stock for all of the outstanding stock of Daniel-James Insurance Agency, Inc., an Ohio corporation with offices in Perrysburg, Ohio and Indianapolis, Indiana, and for all of the outstanding membership interests of Becky-Lou Realty Limited, an Ohio limited liability company with offices in Perrysburg, Ohio. During the first quarter of 1998, the Company issued
22,500 shares of its common stock in exchange for all of the outstanding stock of Thim Insurance Agency, Inc., an Arizona corporation.

  	These acquisitions have been accounted for as poolings-of-interests; however, due to the immaterial nature of the transactions, the Company's consolidated financial statements have not been restated for all periods prior to the transactions. The operating results of each company for periods prior to their respective acquisitions are not material to the Company's consolidated operating results.

Note 4 - Long-Term Debt

  	The Company continues to maintain its credit agreement with a major insurance company under which $4 million (the maximum amount available for borrowing) was outstanding at June 30, 1998, at an interest rate equal to the prime lending rate plus one percent (9.5% at June 30, 1998). The available amount will decrease by $1 million on October 1, 1998 in accordance with the amendment to the loan agreement dated July 30, 1998. The available amount will subsequently decrease by $1 million each August thereafter, as described in Note 7 to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

  	In November, 1994, the Company entered into a revolving credit facility with a national banking institution that provides for borrowings of up to $10 million. As of June 30, 1998, there were no outstanding borrowings against the line of credit.

Note 5 - Contingencies

  	The Company is not a party to any legal proceedings other than various claims and lawsuits arising in the normal course of business. Management of the Company does not believe that any such claims or lawsuits will have a material effect on the Company's financial condition or results of operations.

<PAGE 9>

Note 6 - Supplemental Disclosures of Cash Flow Information

  	The Company's significant non-cash investing and financing activities are as follows:


                       						  For the six-month period ended June 30,
(in thousands)					                    	1998    		     	1997

Unrealized (depreciation) of
 available-for-sale	securities
 net of tax benefit of $1,431 for
	1998 and $501 in 1997 	                $	(2,332)	      $	(902)

Notes payable issued for purchased
 customer	accounts		                       1,192		          -

Notes received on the sale of fixed
 assets and	customer accounts		              566	         	200

Common stock issued in acquisitions      		9,426          		-


<PAGE 10>

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      		CONDITION AND RESULTS OF OPERATIONS

Results of Operations

  	Net Income. Net income for the second quarter of 1998 was $4,802,000, or $.36 per share, compared with net income in the second quarter of 1997 of $3,981,000, or $.31 per share, a 21% increase. Net income for the six months ended June 30, 1998 was $10,959,000, or $.82 per share, compared with 1997 same-period net income of $9,205,000, or $.71 per share, a 19% increase.

  	Commissions and Fees. Commissions and fees for the second quarter of 1998 increased $7,230,000, or 23% from the same period in 1997. This increase is primarily attributable to revenues from acquired agencies. Commissions and fees for the six months ended June 30, 1998 were $74,060,000 compared to $63,520,000 for the same period in 1997, a 17% increase. The 1998 increase is due to approximately $8,997,000 of revenue from acquired agencies, with the remainder due to new business production.

  	Investment Income. Investment income for the second quarter and six-month period ended June 30, 1998 decreased $535,000 and $568,000, respectively, from the same periods in 1997 primarily due to a decrease in recorded gains on the sale of certain investments and a decrease in available cash to invest.

  	Other Income. Other income primarily includes gains and losses from the sale of customer accounts and other assets. Other income for the second-quarter ended June 30, 1998 increased $53,000 over the same period in 1997. Other income for the six-month period ended June 30, 1998 decreased $577,000 over the same period in 1997, due primarily to the disposition of the assets of the Company's Charlotte, North Carolina office, which resulted in a loss of $490,000.

  	Employee Compensation and Benefits. Employee compensation and benefits increased 26% and 16%, respectively, during the three-month and six-month periods ended June 30, 1998 over the same periods in 1997. These increases primarily relate to the addition of new employees as a result of acquisitions. Employee compensation and benefits as a percentage of total revenue increased to 53% in the second quarter of 1998 compared to 51% in the same period last year, and increased to 51% for the six months ended
June 30, 1998 compared to 50% in the same period last year.

  	Other Operating Expenses. Other operating expenses for the second quarter of 1998 increased $1,661,000, or 24%, over the same period in 1997, primarily due to acquisitions, but remained constant as a percentage of total revenue at 22%. Other operating expenses as a percentage of total revenue remained constant at 21% for the six month periods ended June 30, 1998 and 1997.

  	Interest and Amortization. Interest and amortization decreased $489,000, or 23%, and $501,000, or 14%, for the three-month and six-month periods ending June 30, 1998, respectively, over the same periods in 1997. These decreases are due primarily to the write-off of the remaining intangible assets related to a terminated agreement in 1997.

Liquidity and Capital Resources

  	The Company's cash and cash equivalents of $27,722,000 at June 30, 1998 decreased by $20,004,000 from $47,726,000 at December 31, 1997. For the six-month period ended June 30, 1998,

<PAGE 11>

$19,991,000 of cash was provided by operating activities. From both this amount and existing cash balances, $21,655,000 was used to acquire businesses, $6,892,000 was used for purchases of the Company's stock, $6,691,000 was used for repayment of both existing and assumed long-term debt, $2,653,000 was used for payment of dividends and $1,634,000 was used for fixed asset additions. The current ratio at June 30, 1998 was 0.91 compared to 1.14 at December 31, 1997.

  	The Company has a revolving credit agreement with a major insurance company under which up to $4 million presently may be borrowed at an interest rate equal to the prime lending rate plus one percent. The available amount will decrease by $1 million on October 1, 1998 in accordance with the amendment to the loan agreement dated July 30, 1998. The available amount will subsequently decrease $1 million each August thereafter, through 2001, when it will expire. As of June 30, 1998, the maximum amount of borrowings was outstanding. In November, 1994, the Company entered into a revolving credit facility with a national banking institution that provides for borrowings of up to $10 million. As of June 30, 1998, there were no outstanding borrowings against the line of credit. The Company believes that its existing cash, cash equivalents, short-term investments portfolio, funds generated from operations and available credit facility borrowings are sufficient to satisfy its normal financial needs.

Year 2000 Date Conversion

  	The Company has evaluated and identified the risks of software failure due to processing errors arising from calculations using the Year 2000 date.
A plan for conversion has been established to maintain the integrity of its financial systems and ensure the reliability of its operating systems.
The cost of achieving Year 2000 compliance, which includes software and installation, and will be incurred during 1998 and 1999, is not expected to be material in relation to the Company's financial statements.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
      		MARKET RISK

		Not Applicable.

<PAGE 12>

                     POE & BROWN, INC.
               PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

  	The Company is involved in various pending or threatened proceedings by or against the Company or one or more of its subsidiaries which involve litigation relating to insurance risks placed by the Company and other contractual matters. The Company's management does not believe that any such pending or threatened proceedings will have a material adverse effect on the Company's financial position or results or operations.

ITEM 2 - CHANGE IN SECURITIES AND USE OF PROCEEDS

   	Effective April 14, 1998, the Company acquired all of the outstanding shares of Daniel-James Insurance Agency, Inc. (Daniel-James) and acquired all of the outstanding membership interests of Becky-Lou Realty Limited (Becky-Lou). In exchange for all of the outstanding common stock of Daniel-James and membership interests of Becky-Lou, the Company issued a total of 278,765 shares of the Company's common stock to the former shareholders and members of Daniel-James and Becky-Lou, respectively.
The Company's shares were offered and sold privately, and no underwriting was involved in the transaction.

  	The Company issued the shares without registration under the Securities Act of 1993 (the "Act"). The Company relied upon the exemptions set forth in Section 4(2) of the Act and Rule 506 of Regulation D, promulgated thereunder. The shares were offered privately by the issuer to less than 35 shareholders and the issuer reasonably believed that each shareholder
(or representative of such shareholder) had such knowledge and experience in financial and business matters that he was capable of evaluating the merits and risks of the prospective investment. The Company (i) made available to the purchasers the information required by Rule 502(b) of Regulation D, (ii) did not offer the shares by means of any advertisement, general solicitation or other means proscribed by Rule 502(c) of Regulation D, (iii) informed the purchasers of the limitations on resale of the shares and placed an appropriate restrictive legend on the share certificates, and (iv) filed a notice on Form D with the Securities and Exchange Commission within 15 days after the sale.

<PAGE 13>

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  	The Company's Annual Meeting of Shareholders was held on April 29, 1998. At the Annual Meeting, several matters were submitted to a vote of security holders. The matters included:

1.  The election of eight directors

  	The number of votes cast for, withheld or abstaining with respect to the election of each of the directors is set forth below:


                                             								  	Abstain/
                        						     For                		Withheld

J. Hyatt Brown	                 	 	11,340,321        		 219,946
Samuel P. Bell, III		              11,340,357	        	 219,910
Jim W. Henderson	                 	11,340,361        		 219,906
Kenneth E. Hill		                 	11,340,361        		 219,906
Bradley Currey, Jr.	              	11,339,588	        	 220,679
Theodore J. Hoepner		              11,340,361		         219,906
David H. Hughes	                  	11,340,361		         219,906
Jan E. Smith	                    		11,340,361	        	 219,906


  	There were no broker non-votes with respect to the election of directors.

2. The proposal to increase the number of shares of the Company's authorized common stock from 18,000,000 to 70,000,000.

  	The number of votes cast for, against or abstaining with respect to the proposal to increase the number of shares is set forth below:


		For		             		10,167,248
		Against				          1,365,601
		Abstain				             27,418


  	There were no broker non-votes with respect to this proposal.

3. The proposal to approve an amendment to the Company's 1990 Employee Stock Purchase Plan to reserve an additional 375,000 shares of common stock for issuance thereunder.

   	The number of votes cast for, against or abstaining with respect to the proposal to reserve the 375,000 shares is set forth below:


		For		            		10,833,723
		Against				            31,545
		Abstain				            10,870


  	There were 684,129 broker non-votes with respect to this proposal.

<PAGE 14>

4. The proposal to approve an amendment to the Company's Stock Performance Plan to reserve an additional 300,000 shares of common stock for issuance thereunder.

   	The number of votes cast for, against or abstaining with respect to the proposal to reserve the 300,000 shares is set forth below:



		For			           10,679,802
		Against			     	    108,963
 	Abstain				          68,373


  	There were 703,129 broker non-votes with respect to this proposal.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

    	Exhibit 3a -	Articles of Incorporation (incorporated by reference to
                  Exhibit 3a to	Form 10-K for the year ended December 31, 1994)

    	Exhibit 3b -	Amended and Restated Bylaws (incorporated by reference to
                  Exhibit 3b	to Form 10-K for the year ended December 31, 1996)

    	Exhibit 11 - Statement re: Computation of Basic and Diluted Earnings Per Share

    	Exhibit 27 -	Financial Data Schedule (for SEC use only)

(b) 	There were no reports filed on Form 8-K during the quarter ended
     June 30, 1998.


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   						POE & BROWN, INC.




                                       /S/ WILLIAM A. ZIMMER
                                       ____________________________________
Date:  August 12, 1998 																William A. Zimmer, Vice President,
                                 						Chief Financial Officer and Treasurer
                                 						(duly authorized officer, principal
                                        financial officer and principal
                                        accounting officer)