Form 10-Q
period 1998-09-30
POE & BROWN INC
filed 1998-11-16
CIK 79282

FORM 10-Q

                    	SECURITIES AND EXCHANGE COMMISSION
                          	Washington, D.C.  20549


[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
     	For the quarterly period ended September 30, 1998.
                                            	or

[  ]	 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
     	For the transition period from ______________ to ________________

Commission file number 0-7201.


                             	POE & BROWN, INC.
       	(Exact name of Registrant as specified in its charter)


	          Florida               			 		    59-0864469
 ________________________________      _________________________
	(State or Other Jurisdiction of			   	(I.R.S. Employer
  	Incorporation or Organization)				   Identification Number)


	220 S. Ridgewood Ave., Daytona Beach, FL		              32115
 ________________________________________            ____________
	(Address of Principal Executive Offices)			         (Zip Code)



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

The number of shares of the Registrant's common stock, $.10 par value, outstanding as of November 1, 1998 was 13,500,857.

<PAGE2>

                            POE & BROWN, INC.

                           Index to Form 10-Q
                 	For The Quarter Ended September 30, 1998
                  ________________________________________
                                                                 								Page
                                                                         ____

PART I.  FINANCIAL INFORMATION

			Item 1.  Financial Statements (Unaudited)

 		         Condensed Consolidated Statements of Income for the
            three	and nine months ended September 30, 1998 and 1997		    	3

  					     Condensed Consolidated Balance Sheets as of September 30,
		  			     1998 and December 31, 1997			                                 4

  					     Condensed Consolidated Statements of Cash Flows for
		 			      the nine months ended September 30, 1998 and 1997			          5

					       Notes to Condensed Consolidated Financial Statements			       6

 		Item 2.  Management's Discussion and Analysis of Financial
	  				     Condition and Results of Operations			                        9

			Item 3.  Quantitative and Qualitative Disclosures about Market Risk			11

PART II.  OTHER INFORMATION

			Item 1.  Legal Proceedings			                                         12

			Item 2.  Changes in Securities and Use of Proceeds			                 12

			Item 6.  Exhibits and Reports on Form 8-K			                          12

SIGNATURES	                                         		                   14

<PAGE 3>

ITEM 1:  FINANCIAL STATEMENTS


                            POE & BROWN, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                        (In thousands, except per share data)

                             						 For the three months	  For the nine months
                            						  ended September 30,    ended September 30,
                                    ____________________   ___________________

                       					        1998          1997    	1998         1997
                                    ____          ____     ____         ____
REVENUES

 Commissions and fees		             $37,868	    $30,920	   $111,928 	 $94,440
 Investment income			                   896		       933		     2,484	    3,087
 Other income			                         54		       213	         	9	      747
                                    _______     _______    ________   _______
   	Total revenues	     	            38,818		    32,066	 	  114,421	   98,274
                                    _______     _______    ________   _______

EXPENSES

  Employee compensation and
    benefits			                      20,183    		16,175		    58,938		  49,505
  Other operating expenses			         7,074		     6,406		    22,845	  	20,605
  Interest and amortization	          1,788		     1,254	      4,751	    4,718
                                    _______     _______     _______   _______

	   Total expenses	                  29,045	     23,835	     86,534	   74,828
                                    _______     _______     _______   _______

 Income before income taxes			        9,773     		8,231	    	27,887 	 	23,446
 Income taxes	        	               3,764		     3,128		    10,919		   9,138
                                    _______     _______     _______   _______

NET INCOME		                        $	6,009	    $ 5,103	   $ 16,968	  $14,308
                                    =======     =======    ========   =======

Other comprehensive income, net
 of tax:
 Unrealized (loss) gain on
  securities:
   Unrealized holding (loss)
    gain, net of tax benefit of
    $598 and tax effect of $(528)
    for the three-month periods
    ended September 30, 1998 and
    1997, respectively, and net
    of tax benefit of $2,030 and
    tax effect of $(27) for the
    nine-month periods ended
    September 30, 1998 and 1997,
    respectively             	        (916)	        945	    (3,248)	       43
                                    _______     _______   ________     ______

	Comprehensive Income		             $ 5,093     $ 6,048	  $ 13,720	   $14,351
                                    =======     =======   ========    =======

	Basic and diluted earnings
  per share		                       $   .45	    $   .39	  $   1.27	   $  1.10
                                    =======     =======   ========    =======

	Dividend declared per share		      $   .11	    $ .0933	  $    .31	   $ .2667
                                    =======     =======   ========    =======

 	Diluted shares outstanding			      13,476    		13,169	    13,408	    13,056




           	See notes to condensed consolidated financial statements.


<PAGE 4>

                          POE & BROWN, INC.

	                 CONDENSED CONSOLIDATED BALANCE SHEETS
                            	(In thousands)

                                        (Unaudited)
                                       	September 30,	            December 31,
                                         	  1998                  		  1997
ASSETS
	Cash and cash equivalents		            $	32,339 	                $	47,726
 Short-term investments			                   933	                   	1,299
 Premiums, commissions and fees
  receivable			                           63,295	                  	62,148
 Other current assets			                  10,023	                   	6,507
                                        ________                  ________

  Total current assets		               	 106,590	                 	117,680

 Fixed assets, net			                     13,335                  		11,863
	Intangible assets, net		               	 76,476                  		49,593
	Investments			                            7,220                  		11,480
 Other assets	                           		5,166                   		3,513
                                        ________                  ________

  Total assets		                        $208,787	                 $194,129
                                        ========                  ========

LIABILITIES
	Premiums payable to insurance
  companies		                           $	88,285	                 $	74,598
	Premium deposits and credits due
  customers			                             6,935		                   7,035
	Accounts payable and accrued expenses			 18,972		                  15,826
	Current portion of long-term debt			      3,825	                   	5,339
                                        ________                  ________

  Total current liabilities			           118,017		                 102,798

	Long-term debt			                         4,804		                   4,093
	Deferred income taxes			                  1,922		                   3,951
	Other liabilities		                      	7,243	                   	6,145
                                        ________                  ________

  Total liabilities			                   131,986	                 	116,987
                                        ________                  ________

SHAREHOLDERS' EQUITY
	Common stock, par value $.10
  per share: authorized 70,000
	 shares; issued 13,501 shares
  at 1998 and 13,107 shares at 1997			     1,350		                   1,311
	Retained earnings			                     71,955	                  	69,087
 Accumulated other comprehensive income			 3,496		                   6,744
                                        ________                  ________

  Total shareholders' equity			           76,801		                  77,142
     	                                  ________                  ________

   Total liabilities and
     shareholders' equity		             $208,787	                 $194,129
                                        ========                  ========


	See notes to condensed consolidated financial statements
<PAGE 5>

                            POE & BROWN, INC.


           	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (In thousands)
          	                            For the nine months ended September 30,
                                       _______________________________________

                                            	  1998         		  1997
                                               ____             ____

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income		                                  $	16,968	        $	14,308
 Adjustments to reconcile net income
  to net cash provided by
  operating activities:
   Depreciation and amortization			               6,960	 	         6,299
   Net gains on sales of investments,
     fixed assets and customer accounts		           	(6)	          	(990)
   Premiums, commissions and fees
     receivable, decrease			                      3,567	        	 10,231
   Other assets (decrease)		                    	(1,000)          		(718)
	  Premiums payable to insurance
     companies, increase (decrease)	            		5,566	         	(6,231)
   Premium deposits and credits due
     customers (decrease)                        		(100)        		(2,065)
   Accounts payable and accrued
     expenses, increase	                          		468          		2,669
   Other liabilities, increase (decrease)		    	    604		           (186)
                                                _______          _______

NET CASH PROVIDED BY OPERATING ACTIVITIES		   	  33,027 		        23,317
                                                _______          _______

CASH FLOWS FROM INVESTING ACTIVITIES
 Additions to fixed assets			                    (3,034)        		(2,079)
 Payments for businesses acquired,
   net of cash acquired	                      		(26,088)        		(1,837)
 Proceeds from sales of fixed assets
   and customer accounts			                         213	            	435
 Purchases of investments		                     	(1,097)          		(252)
 Proceeds from sales of investments		      	        754	            	557
                                               ________          _______

NET CASH USED IN INVESTING ACTIVITIES			        (29,252)	      	  (3,176)
                                               ________          _______

CASH FLOWS FROM FINANCING ACTIVITIES
 Payments on long-term debt		               	    (7,596)	         (2,458)
 Exercise of stock options and issuances
  of stock			                                     1,278		          1,044
 Purchases of stock for stock option
  plan, employee stock purchase plan
  and performance stock plan			                  (8,835)		        (1,664)
 Cash dividends paid			                          (4,009)	     	   (3,398)
                                               ________          _______

NET CASH USED IN FINANCING ACTIVITIES	          (19,162)		        (6,476)
                                               ________          _______
 Net (decrease) increase in cash and
  cash equivalents			                           (15,387)        		13,665

 Cash and cash equivalents at beginning
   of period		                                 	 47,726	       	  31,786
                                               ________          _______

CASH AND CASH EQUIVALENTS AT END OF PERIOD  		 $	32,339	        $	45,451
                                               ========         ========

        	See notes to condensed consolidated financial statements.

<PAGE 6>

                             POE & BROWN, INC.

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                            SEPTEMBER 30, 1998

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

     	Results of operations for the three- and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

     	As of December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). All prior-period EPS information is required to be restated. The Company's basic and fully diluted earnings per share (EPS) for the period ended September 30, 1997 computed under SFAS 128 is not different than previously computed.

<PAGE 7>



      				           Three Months Ended Sept. 30,  Nine Months Ended Sept. 30,
                        					1998		     1997	         1998	       	1997
BASIC EARNINGS PER SHARE

	Net Income		                $ 6,009 	  $ 5,103		     $16,968	     $14,308
                             =======    =======       =======      =======
	Weighted average shares
	 outstanding   	   	         13,476	    13,167		      13,408	   	  13,053
                             =======    =======       =======      =======

	Basic earnings per share	   $   .45	   $   .39     		$  1.27	 	   $  1.10
                             =======    =======       =======      =======
DILUTED EARNINGS PER SHARE

	Weighted average number of
	 shares outstanding	         13,476		   13,167		      13,408	   	  13,053

	Net effect of dilutive
  stock options, based on
  the treasury stock method		      -	         2	            -            3
	                            _______    _______       _______      _______
	Total diluted shares used
	 in computation		            13,476	    13,169		      13,408	 	    13,056
                             =======    =======       =======      =======

	Diluted earnings per share	 $   .45	   $   .39		     $  1.27		    $  1.10
                             =======    =======       =======      =======


     	The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", in the first quarter of 1998, and has reported comprehensive income on the accompanying consolidated statements of income.

Note 3 - Acquisitions

			   During the third quarter of 1998, the Company acquired
substantially all of the assets of MacMillan-Buchanan Insurance
Agency, of Melbourne, Florida; Lake Sumter Insurance, of Wildwood,
Florida; Franchini Consolidated Agency, of Albuquerque, New Mexico;
Gulfcoast Commercial Insurance, of Naples, Florida and KRB
& Associates, of Houston, Texas. There were no acquisitions of agency assets during the third quarter of 1997.

     	During the second quarter of 1998, the Company acquired substantially all of the assets of the John F. Phillips Insurance Agency, of Prescott, Arizona; Harris Insurance Services, of Las Vegas, Nevada; the Fordham Agency, of St. Petersburg, Florida; Adlerman, Click & Co., of Princeton, New Jersey; Zel Schwanz & Associates, of Phoenix, Arizona; and the Fort Lauderdale office of Hilb, Rogal and Hamilton Company. There were no acquisitions of agency assets during the second quarter of 1997.

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

<PAGE 8>

    These acquisitions have been accounted for using the purchase method of accounting. The results of operations for the acquired companies have been combined with those of the Company since their respective acquisition dates. If the acquisitions had occurred at the beginning of the periods presented, the Company's results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods


 	NINE-MONTH PERIOD ENDED SEPTEMBER 30 (Unaudited),
	(In thousands, except per share data)

                               1998                 1997
                               ____                 ____

Operating revenue            $119,782             $112,367
Income before income taxes     28,250               25,117
Net income                     17,232               15,321
Earnings per share           $   1.29             $   1.16


     	During the third quarter of 1998, the Company issued 92,188 shares of its common stock in exchange for all of the outstanding stock of Jerry F. Nichols & Associates, located in Naples, Florida. During the quarter, the Company also issued 65,131 shares of its common stock for all of the outstanding stock of Boulton Agency, Inc., located in Miami, Florida. During the third quarter of 1997 the Company issued 25,471 shares of its common stock for all of the outstanding stock of Shanahan, McGrath & Bradley, Inc., an Arizona corporation.

     	During the second quarter of 1998, the Company issued 278,765 shares of its common stock in exchange for all of the outstanding stock of Daniel-James Insurance Agency, Inc., an Ohio corporation with offices in Perrysburg, Ohio and Indianapolis, Indiana, and for all of the outstanding membership interests of Becky-Lou Realty Limited, an Ohio limited liability company with offices in Perrysburg, Ohio.

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

Note 4 - Long-Term Debt

     	The Company continues to maintain its credit agreement with a major insurance company under which $4 million (the maximum amount available for borrowing) was outstanding at September 30, 1998, at an interest rate equal to the prime lending rate plus one percent
(9.0% at September 30, 1998).   In accordance with the amendment
to the loan agreement dated August 1, 1998, the available amount will decrease by $1 million each October beginning in 2000.

     	In November, 1994, the Company entered into a revolving credit facility with a national banking institution that provides for borrowings of up to $10 million. As of September 30, 1998, there were no outstanding borrowings against the line of credit.


<PAGE 9>

Note 5 - Contingencies

    	The Company is not a party to any legal proceedings other than various claims and lawsuits arising in the normal course of business. Management of the Company does not believe that any such claims or lawsuits will have a material effect on the Company's financial condition or results of operations.

Note 6 - Supplemental Disclosures of Cash Flow Information

     	The Company's significant non-cash investing and financing activities are as follows:

                       						  For the nine-month period ended Sept. 30,
                               _________________________________________

(in thousands)					                    	1998    		     	1997
                                        ____            ____
Unrealized (depreciation)
 appreciation of available-
 for-sale securities net of
 tax benefit of $2,030
	for 1998 and tax effect of
 $(27) in 1997                          $(3,248)	       $  	43

Long-term debt issued for
 purchased customer	accounts              3,463	            	-

Notes received on the sale of
 fixed assets and	customer
 accounts                                	1,011          		228

Common stock issued in
 acquisitions                            12,128          		144

Cash paid during the year for:
	Interest                                  	745	          	464
	Income taxes                           		9,992	        	8,314


Item 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS

     Results of Operations

     	Net Income.   Net income for the third quarter of 1998 was
$6,009,000, or $.45 per share, compared with net income in the third quarter of 1997 of $5,103,000, or $.39 per share, an 18% increase.
Net income for the nine months ended September 30, 1998 was $16,968,000, or $1.27 per share, compared with 1997 same period net income of $14,308,000, or $1.10 per share, a 19% increase.

    	Commissions and Fees. Commissions and fees for the third quarter of 1998 increased $6,948,000, or 22%, from the same period in 1997.
This increase is primarily attributable to revenues from acquired agencies. Commissions and fees for the nine months ended September 30, 1998 were $111,928,000 compared to $94,440,000 for the same period in 1997, a 19%
increase. The 1998 increase is due to approximately $15,372,000 of revenues from acquired agencies, with the remainder due to new business production.

    	Investment Income. Investment income for the quarter and nine-month periods ended September 30, 1998 decreased $37,000 and $603,000, respectively, from the same periods in 1997, primarily due to a decrease in available cash to invest and a decrease in recorded gains in the sale of certain investments.



<PAGE 10>

     	Other Income.  Other income for the third quarter ended
September 30, 1998 decreased $159,000 over the same period in 1997, primarily due to reductions in gains from the sale of customer accounts and other assets. Other income for the nine-month period ended September 30, 1998 decreased $738,000 over the same period in 1997, due primarily to the disposition of the assets of the Company's Charlotte, North Carolina office, in the first quarter of 1998, which resulted in a loss of $518,000.

     	Employee Compensation and Benefits   Employee compensation and
benefits increased 25% and 19%, respectively, during the three-month and nine-month periods ended September 30, 1998 over the same periods in 1997. These increases primarily relate to the addition of new employees as a result of acquisitions. Employee compensation and benefits as a percentage of total revenue increased to 52% in both the three- and nine-month periods ended September 30, 1998, compared to 50% in each of the same periods in 1997.

     	Other Operating Expenses.   Other operating expenses for the
third quarter of 1998 increased $668,000, or 10%, over the same period in 1997, primarily due to acquisitions, but decreased as a percentage of total revenues from 20% to 18%. Other operating expenses increased $2,240,000 for the nine months ended September 30, 1998 versus the prior year, but decreased as a percentage of total revenues from 21% to 20%.

     	Interest and Amortization.   Interest and amortization increased
$534,000, or 43%, and $33,000, or 1%, for the three-and nine-month periods ended September 30, 1998, respectively, over the same periods in 1997. The increase for the three-month period is primarily due to increased amortization from acquisitions. The change for the nine-month period is due to increased amortization from acquisitions, offset by the effect of a one-time write-off of the remaining intangible assets related to a terminated agreement in the second quarter of 1997.

Liquidity and Capital Resources
________________________________

     	The Company's cash and cash equivalents of $32,339,000 at September 30, 1998 decreased by $15,387,000 from $47,726,000 at
December 31, 1997.  During the nine months ended September 30,
1998, $33,027,000 of cash was provided from operating activities.
From both this amount and existing cash balances, $26,088,000 was used to acquire businesses, $8,835,000 was used for purchases of the Company's stock, $7,596,000 was used to repay long-term debt, $4,009,000 was used for payment of dividends, and $3,034,000 was used for additions to fixed assets. The current ratio at September 30, 1998 was 0.90 compared to 1.14 as of December 31, 1997.

    	The Company has a revolving credit agreement with a major insurance company under which up to $4 million presently may be borrowed at an interest rate equal to the prime lending rate plus one percent. The amount of available credit will decrease by $1 million each year beginning in October 2000 in accordance with the August 1, 1998 amendment to the original loan agreement.
As of September 30, 1998, the maximum amount of borrowings was outstanding. In November 1994, the Company entered into a revolving credit facility with a national banking institution that provides for available borrowings of up to $10 million. As of September 30, 1998, there were no borrowings against this line of credit. The Company believes that its existing cash, cash equivalents, short-term investments portfolio, funds generated from operations, and available credit facility borrowings are sufficient to satisfy its normal financial needs.

Year 2000 Date Conversion
__________________________

    	Year 2000 issues relate to system failures or errors resulting from computer programs and embedded computer chips which utilize dates with only two digits instead of four digits to represent a year. A data field with two digits representing a year may result in an error or failure due to the inability of a system to recognize "00" as the Year 2000. The Company is reviewing its computer systems for Year 2000 readiness and is implementing a plan to resolve existing issues.

<PAGE 11>

    	The Company has evaluated and identified the risks of failure of its information and financial systems which may be adversely affected by Year 2000 issues. This internal assessment is approximately 60% complete at present and the Company expects to finish the assessment process by the end of January 1999. To date, limited testing of systems has been performed. The Company may conduct further testing and/or an external evaluation following the conclusion of its internal assessment. To date, approximately $120,000 has been expended in systems upgrades directly relating to Year 2000 issues. Present estimates for further expenditures to address Year 2000 issues are between $300,000 and $750,000.

    	Based on its assessments to date, the Company believes it will not experience any material disruption as a result of Year 2000 issues in processing information, interfacing with key vendors, or with processing orders and billing. However, the Year 2000 issue creates risk for the Company from unforeseen problems in its own computer systems and from third parties on which the Company relies. Accordingly, the Company is requesting assurances from software vendors from which it has purchased or from which it may purchase software that the software sold to the Company will continue to correctly process date information through the Year 2000 and beyond. In addition, the Company is querying its independent brokers and insurance carriers as to their progress in identifying and addressing problems that their computer systems may experience in correctly processing date information as the year 2000 approaches and thereafter. However, there are no assurances that the Company will identify all date-handling problems in its business systems or that the Company will be able to successfully remedy Year 2000 compliance issues that are discovered.

    	To the extent that the Company is unable to resolve its Year 2000 issues prior to January 1, 2000, operating results could be adversely affected. In addition, the Company could be adversely affected if other entities (e.g., insurance carriers and independent agents through which the Company brokers business) not affiliated with the Company do not appropriately address their own Year 2000 compliance issues in advance of their occurrence. There is also risk that insureds may attempt to recover damages from the Company if their insurance policies procured with the assistance of the Company are believed by such insureds to cover Year 2000-related claims, but do not do so. The impact of these potential legal disputes cannot be reasonably estimated. At present, the Company has not developed contingency plans but intends to determine whether to develop any such plan early in 1999. There can be no assurance that Year 2000 issues will not have a material adverse effect on the Company's business, results of operation and financial condition.

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

ITEM 2 - CHANGE IN SECURITIES AND USE OF PROCEEDS

    	Effective July 1, 1998 and August 4, 1998, the Company acquired all of the outstanding shares of Jerry F. Nichols & Associates, Inc. (Nichols) and Boulton Agency, Inc. (Boulton), respectively. In exchange for all of the outstanding stock of Nichols and Boulton, the Company issued 92,188 and 65,131 shares, respectively, of the Company's common stock to the former shareholders of those agencies. The Company's shares were offered and sold privately in both transactions and no underwriting was involved in either transaction.

    	The Company issued the shares without registration under the Securities Act of 1993 (the "Act"). The Company relied upon the exemptions set forth in Section 4(2) of the Act and Rule 505 (in the case of the Boulton transaction) and Rule 506 (in the case of the Nichols transaction) of Regulation D, promulgated thereunder. In each transaction, the Company (i) made available to the purchasers the information required by Rule 502(b) of Regulation D, (ii) did not offer the shares by means of any advertisement, general solicitation or other means proscribed by Rule 502(c) of Regulation D, (iii) informed the purchasers of the limitations on resale of the shares and placed an appropriate restrictive legend on the share certificates, and (iv) filed a notice on Form D with the Securities and Exchange Commission within 15 days after the sale.

    	In the Nichols transaction, the Company shares were offered privately by the issuer to fewer than 35 purchasers and the issuer reasonably believed that each purchaser (or representative of such purchaser) had such knowledge and experience in financial and business matters that he was capable of evaluating the merits and risks of the prospective investment. In the Boulton transaction, (i) the aggregate offering price of the Company shares offered to the purchasers, together with all other Company shares offered during the prior twelve months in reliance on an exemption under Rule 505, did not exceed $5 million, and (ii) the shares were offered privately to fewer than 35 purchasers.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

            (a)	Exhibits

           		Exhibit 3a -   		Amended and Restated Articles of
                              Incorporation (filed herewith)

            	Exhibit 3b -    	Amended and Restated Bylaws (incorporated
                              by reference to Exhibit 3b to Form 10-K
                              for the year ended December	31, 1996)

           		Exhibit 10c(2) -	Extension to Loan Agreement, dated
                              August 1, 1998, between	the
                              Registrant and Continental Casualty
                              Company (filed herewith)

           		Exhibit 10k -   	Employment Agreement, dated May 6, 1998,
                              between the	Registrant and Kenneth E. Hill
                              (filed herewith)
<PAGE 13>

           		Exhibit 10l -   	Deferred Compensation Agreement,
                              dated May 6, 1998, between Brown &
                              Brown, Inc. and Kenneth E. Hill
                              (filed herewith)

           		Exhibit 10m -   	Letter Agreement, dated May 4, 1998,
                              between the Registrant and Kenneth E.
                              Hill (filed herewith)

           		Exhibit 11 -   		Statement re:  Computation of Basic
                              and Diluted Earnings Per Share

            	Exhibit 27 -   		Financial Data Schedule (for SEC use only)

      (b)	There were no reports filed on Form 8-K during the quarter
ended September 30, 1998.
<PAGE 14>

                            SIGNATURES

    	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             						POE & BROWN, INC.



     Date:  November 13, 1998			   /s/  WILLIAM A. ZIMMER
                                   ___________________________________
                             						William A. Zimmer
                             						Chief Financial Officer and Treasurer
                            						  (duly authorized officer, principal
                                     financial officer and principal
                                     accounting officer)