Form 10-K
period 1998-12-31
POE & BROWN INC
filed 1999-03-15
CIK 79282

POE & BROWN, INC.

                            FORM 10-K ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1998

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

<PAGE 2>

production. The Company cannot predict the timing or extent of premium pricing changes as a result of market fluctuations or their effect on the Company's operations in the future.

     	The Company's activities are conducted in 19 locations throughout Florida, three locations in Arizona, two locations in New Mexico and in eight additional locations in California, Georgia, Indiana, New Jersey, Nevada, Ohio, Pennsylvania, and Texas. Because the Company's business is concentrated in Florida, the occurrence of adverse economic conditions or an adverse regulatory climate in Florida could have a materially adverse effect on its business, although the Company has not encountered such conditions in the past.

     	The Company's business is divided into four divisions: (i) the Retail Division; (ii) the National Programs Division; (iii) the Service Division; and (iv) the Brokerage Division. The Retail Division is composed of
Company employees who market and sell a broad range of insurance products to insureds. The National Programs Division works with underwriters to develop proprietary insurance programs for specific niche markets. These programs are marketed and sold primarily through independent agencies and agents across the United States. The Company receives an override on the commissions generated by these independent agencies. The Service Division provides insurance-related services such as third-party administration and consultation for workers' compensation and employee benefit markets. The Brokerage Division markets and sells excess and surplus commercial insurance, as well as certain niche programs, primarily through independent agents.

     	The following table sets forth a summary of (i) the commission and fee revenues realized from each of the Company's operating divisions for each of the three years in the period ended December 31, 1998 (in thousands of dollars), and (ii) the percentage of the Company's total commission and fee revenues represented by each division for each of such periods:


                      	   1996      %   	   1997        %  	  1998 	    %

Retail Division (1)       $ 75,964	 61.5%	  $  83,278	  62.5%	$ 98,382	  65.4%
National Programs Division	 25,732	 20.8	      24,845	  18.6	   25,043	  16.6
Service Division	           11,887	  9.6	      12,150	   9.1	   13,818	   9.2
Brokerage Division	          9,961	  8.1	      12,976	   9.8	   13,200	   8.8
	Total	                   $123,544   100%	  $133,249	    100%	 $150,443	  100%


(1)	Numbers and percentages for 1996 and 1997 have been restated to give effect to the Company's acquisition of the outstanding stock of the
    Daniel-James Insurance Agency in 1998.


Retail Division

    	The Company's Retail Division operates in eleven states and employs approximately 893 persons. The Company's retail insurance agency business consists primarily of selling and marketing property and casualty insurance coverages to commercial, professional and, to a limited extent, individual customers. The categories of insurance principally sold by the Company are:
Casualty insurance relating to legal liabilities, workers' compensation, commercial and private

<PAGE 3>

passenger automobile coverages, and fidelity and surety insurance; and Property insurance against physical damage to property and resultant interruption of business or extra expense caused by fire, windstorm or other perils. The Company also sells and services all forms of group and individual life, accident, health, hospitalization, medical and dental insurance programs. Each category of insurance is serviced by insurance specialists employed by the Company.

    	No material part of the Company's retail business depends upon a single customer or a few customers. During 1998, fees and commissions received from the Company's largest single Retail Division customer represented less than 1% of the Retail Division's total commission and fee revenues.

    	In connection with the selling and marketing of insurance coverages, the Company provides a broad range of related services to its customers, such as risk management surveys and analysis, consultation in connection with placing insurance coverages, and claims processing. The Company believes these services are important factors in securing and retaining customers.

National Programs Divisions

    	The Company's National Programs Division tailors insurance products to the needs of a particular professional or trade group, negotiates policy forms, coverages and commission rates with an insurance company and, in certain cases, secures the formal or informal endorsement of the product by a professional association or trade group. Programs are marketed and sold primarily through a national network of independent agencies that solicit customers though advertisements in association publications, direct mailings and personal contact. The Company also markets a variety of these products through certain of its retail offices. Under agency agreements with the insurance companies that underwrite these programs, the Company often has authority to bind coverages, subject to established guidelines, to bill and collect premiums and, in some cases, to process claims.

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

     	Professional Groups. The professional groups serviced by the National Programs Division include dentists, lawyers, physicians, optometrists and opticians, chiropractors, architects and engineers. Set forth below is a brief description of the programs offered to these major professional groups.

<PAGE 4>

	    - Dentists: The largest program marketed by the National Programs Division is a package insurance policy known as the Professional Protector Plan(R), which provides comprehensive coverage for dentists, including practice protection and professional liability. This program, initiated in 1969, is endorsed by a number of state and local dental societies, and is offered nationally. The Company believes that this program presently insures approximately 24% of the eligible practicing dentists within the Company's marketing territories.

     - Lawyers: The Company began marketing lawyers' professional liability insurance in 1973, and the national Lawyer's Protector Plan(R) was introduced in 1983. The program is presently offered in 45 states, the District of Columbia, Puerto Rico and the Virgin Islands.

     - Physicians: The Company markets professional liability insurance for physicians, surgeons, and other health care providers through a program known as the Physicians Protector Plan(R). The program, initiated in 1980, is currently offered in six states.

	    - Optometrists and Opticians: The Optometric Protector Plan(R) was created in 1973 to provide optometrists and opticians with a package of practice and professional liability coverage. This program insures optometrists and opticians in all 50 states, the District of Columbia, Puerto Rico and the Virgin Islands. The Company believes that this program presently insures approximately 25% of the eligible optometrists within the Company's marketing territories.

     - Chiropractors: The Chiropractic Protector Plan(R) was introduced in 1996 to provide professional liability and comprehensive general liability coverage for chiropractors. This program is currently being offered in 13 states.

     - Architects and Engineers: The Architects & Engineers Protector PlanSM was introduced in 1997 to provide professional liability and comprehensive general liability coverage for architects and engineers. This program is currently available to "full service" architects in six states and to landscape architects in all 50 states.

      	Four of the professional programs described above are underwritten through CNA Insurance Companies ("CNA"). The Company and CNA are parties to Program Agency Agreements with respect to each of the programs described above, other than the physicians and architects & engineers programs.
Among other things, the agreements with CNA grant the Company the exclusive right to solicit and receive applications for program policies directly and from other licensed agents and to bind and issue such policies and endorsements thereto. In fulfilling its obligations under the agreements, the Company must comply with the administrative and underwriting guidelines established by CNA. The Company is compensated through commissions on premiums, which vary according to insurance product (e.g., workers' compensation, commercial umbrella, package coverage, monoline professional and general liability) and the Company's role in the transaction. The commission to which the Company is entitled may change upon 90 days written notice from CNA. The Program Agency Agreements are generally cancellable by either party for any reason on advance written notice of six months

<PAGE 5>

or one year. An agreement may also be terminated upon breach, by the non-breaching party, subject to certain opportunities to cure the breach.

     	Commercial Groups. The commercial groups serviced by the National Programs Division include a number of targeted commercial industries and trade groups. Among the commercial programs are the following:

     - Towing Operators Protector Plan.(R) Introduced in 1992, this program provides specialized insurance products to towing and recovery industry operators in 48 states.

     - Automobile Dealers Protector Plan.(R) This program insures independent automobile dealers and is currently offered in 48 states. It originated in Florida over 25 years ago through a program still endorsed by the Florida Independent Auto Dealers Association.

     - Manufacturers Protector Plan.(R) Introduced in 1997, this program provides specialized coverages for manufacturers, with an emphasis on selected niche markets.

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

     - Railroad Protector Plan.(R) Also introduced in 1997, this program is designed for contractors, manufacturers and other entities that service the needs of the railroad industry.

     - Agricultural Protector Plan.SM Introduced in early 1998, this program offers growers of annually harvested crops a broad-based program of specialized coverages.

     - Automobile Transporters Protector Plan.(R) Introduced in 1996, this program is designed for automobile transporters engaged in the transport of vehicles for automobile auctions, automobile leasing concerns, and automobile and truck dealerships. It is currently offered in all 50 states.

     - Recycler's Comprehensive Protector Plan.SM This program, introduced in 1998, provides specialized property, liability, workers' compensation and pollution coverages for the recycling industry. The program is currently offered in 48 states.

     - Environmental Protector Plan. SM This program was introduced in 1998 and is currently offered in 36 states. It provides a variety of specialized environmental coverages, with an emphasis on local Mosquito Control and Water Control Districts.

     - Short Line Railroad Protector Plan. Introduced in late 1998, this program is designed to cover Class III freight and scenic/tourist railroads.


<PAGE 6>

     - Food Processors Preferred Program. This program, introduced in late 1998, provides property and casualty insurance protection for businesses involved in the handling and processing of various foods.

     - Auction Insurance Protector Plan. Also introduced in late 1998, this program is designed to meet the property and casualty insurance needs of the wholesale automobile auction industry.

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

    	The Service Division provides workers' compensation TPA services for approximately 2,500 employers representing more than $3 billion of employee payroll. The Company's largest workers' compensation contract represents approximately 67% of the Company's workers' compensation TPA revenues, or approximately 3% of the Company's total commission and fee revenues.

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

<PAGE 7>


The Company has a 75% ownership interest in Florida Intracoastal Underwriters, Limited Company ("FIU") of Miami Lakes, Florida. FIU is a managing general agency that specializes in providing insurance coverages for coastal and inland high-value condominiums and apartments. FIU has developed a unique reinsurance facility to support the underwriting activities associated with these risks.

Employees

     	At December 31, 1998, the Company had 1,370 full-time equivalent employees. The Company has contracts with its sales employees that include provisions restricting their right to solicit the Company's customers after termination of employment with the Company. The enforceability of such contracts varies from state to state depending upon state statutes, judicial decisions and factual circumstances.
The majority of these contracts are terminable by either party;
however, the agreements not to solicit the Company's customers generally continue for a period of two or three years after employment termination.

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

<PAGE 8>


ITEM 2.	PROPERTIES

     	The Company's executive offices are located at 220 South Ridgewood Avenue, Daytona Beach, Florida 32114 and 401 East Jackson Street,
Suite 1700, Tampa, Florida 33602.  The Company also maintains offices in the following cities: Phoenix, Arizona; Prescott, Arizona; Tucson, Arizona; Oakland, California; Brooksville, Florida; Ft. Lauderdale, Florida; Ft. Myers, Florida; Jacksonville, Florida; Kissimmee, Florida; Leesburg, Florida; Maitland, Florida; Melbourne, Florida; Miami Lakes, Florida; Naples, Florida (2); Orlando, Florida; St. Petersburg,
Florida; Sarasota, Florida; West Palm Beach, Florida; Winter Haven, Florida; Atlanta, Georgia; Indianapolis, Indiana; Clark, New Jersey; Albuquerque, New Mexico; Roswell, New Mexico; Taos, New Mexico;
Las Vegas, Nevada; Perrysburg, Ohio;   Philadelphia, Pennsylvania;  and
Houston, Texas.

     	The Company occupies office premises under noncancellable operating leases expiring at various dates. These leases generally contain renewal options and escalation clauses based on increases in the lessors' operating expenses and other charges. The Company expects that most leases will be renewed or replaced upon expiration. See Note 12 of the "Notes to Consolidated Financial Statements" in the Company's 1998 Annual Report to Shareholders for additional information on the Company's lease commitments.

     	At December 31, 1998, the Company owned a building located in Perrysburg, Ohio, having an aggregate book value of $499,000, including improvements. There are no outstanding mortgages on the building.

ITEM 3.	LEGAL PROCEEDINGS

     	As previously reported, on February 21, 1995, an Amended Complaint was filed in an action pending in the Superior Court of Puerto Rico, Bayamon division, and captioned Cadillac Uniform & Linen Supply Company, et al. v. General Accident Insurance Company, Puerto Rico, Limited, et al. The case was originally filed on November 23, 1994, and named General Accident Insurance Company, Puerto Rico Limited, and Benj. Acosta, Inc. as defendants. The Amended Complaint added several defendants, including the Company and Poe & Brown of California, Inc. ("P&B/Cal."), a subsidiary of the Company, as parties to the case. The Plaintiffs alleged that P&B/Cal. failed to procure sufficient coverage for a commercial laundry facility that was rendered inoperable for a period of time as the result of a fire, and further alleged that the Company was vicariously liable for the actions of P&B/Cal. This action was settled in July 1998 and the amount paid in settlement was not material to the Company's financial condition or operating results.

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

<PAGE 9>

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     	No matters were submitted to a vote of security holders during the Company's fourth quarter ended December 31, 1998.

                                  PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     	The Company's common stock is traded on the New York Stock Exchange under the symbol "PBR." The number of shareholders of record as of March 5, 1999 was 786, and the closing price per share on that date was $34.00.

     	The table below sets forth information for each quarter in the last two fiscal years concerning (i) the high and low sales prices for the Company's common stock, and (ii) cash dividends declared per share. The stock prices and dividend rates reflect the three-for-two stock split effected by the Company on February 27, 1998.

                   	      Stock Price Range	               Cash
                                                      			Dividends
                         	High     -  	 Low             	Per Share
                          _________________              _________
1998
First quarter	            $38.50	       $28.75	            $0.1000
Second quarter          	  39.38	        32.00	             0.1000
Third quarter	             42.50	        35.00	             0.1000
Fourth quarter	            39.00	        32.63	             0.1100

1997
First quarter	            $18.17	       $17.00	            $0.0867
Second quarter	            24.67	        17.00	             0.0867
Third quarter	             27.50	        23.83 	            0.0866
Fourth quarter 	           31.33	        26.67	             0.0933




ITEM 6.	SELECTED FINANCIAL DATA

     	Information under the caption "Financial Highlights" on the inside front foldout page of the Company's 1998 Annual Report to Shareholders is incorporated herein by reference.


<PAGE 10>

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

      	Information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18-23 of the Company's 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK.

     	Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     	The Consolidated Financial Statements of Poe & Brown, Inc. and its subsidiaries, together with the report thereon of Arthur Andersen LLP appearing on pages 24-40 of the Company's 1998 Annual Report to Shareholders, are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

      	Not Applicable.

                               PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     	Information contained under the captions "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" on pages 4-6 of the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

     	Information contained under the caption "Executive Compensation" on pages 6-9 of the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders is incorporated herein by reference; provided, however, that the report of the Compensation Committee on executive compensation, which begins on page 9 thereof, shall not be deemed to be incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     	Information contained under the caption "Security Ownership of Management and Certain Beneficial Owners" on pages 2-3 of the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders is incorporated herein by reference.


<PAGE 11>

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     	Information contained under the caption "Executive Compensation - Compensation Committee Interlocks and Insider Participation" on page 9 of the Company's Proxy Statement for its 1999 Annual Meeting of
Shareholders is incorporated herein by reference.

                               PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

     	(a)  The following documents are filed as part of this report:

	      1.	Consolidated Financial Statements of Poe & Brown, Inc.
          (incorporated herein by reference from pages 24-40 of the Company's 1998 Annual Report to Shareholders) consisting of:

	        	(a)  	Consolidated Statements of Income for each of the three years in the period ended December 31, 1998.

	        	(b)  	Consolidated Balance Sheets as of December 31, 1998 and 1997.

        		(c)	  Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1998.

        		(d)	  Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1998.

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

	       3.	EXHIBITS

	         	3a	  Amended and Restated Articles of Incorporation of the
                Registrant (incorporated by reference to Exhibit 3a to
                Form 10-Q for the quarter ended September 30, 1998).

<PAGE 12>


        		 3b     	Amended and Restated Bylaws of the Registrant (incorporated
                   by reference to Exhibit 3b to Form 10-K for the year ended
                   December 31, 1996).

         		4      	Revolving Loan Agreement dated November 9, 1994, by and
                   among the Registrant and SunTrust Bank, Central Florida,
                   N.A., f/k/a SunBank, National Association (incorporated
                   by reference to Exhibit 4 to Form 10-K for the year ended
                   December 31, 1994).

         		4a	     Second Amendment to Revolving Loan Agreement, dated as of
                   October 15, 1998, between the Registrant and SunTrust Bank,
                   Central Florida, N.A. (filed herewith).

         		10a(1)	 Lease of the Registrant for office space at 220 South
                   Ridgewood Avenue, Daytona Beach, Florida dated
                   August 15, 1987 (incorporated by reference to
                   Exhibit 10a(3) to Form 10-K for the year ended
                   December 31, 1993).

	         	10a(2)	 Lease Agreement for office space at SunTrust Financial
                   Centre, Tampa, Florida, dated February 1995, between
                   Southeast Financial Center Associates, as landlord,
                   and the Registrant, as tenant (incorporated by reference
                   to Exhibit 10a(4) to Form 10-K for the year ended
                   December 31, 1994).

        		 10b    	Registrant's 1989 Stock Option Plan (incorporated by
                   reference to Exhibit 10f to Form 10-K for the year
                   ended December 31, 1989).

         		10c	    Loan Agreement between Continental Casualty Company and the
                   Registrant dated August 23, 1991 (incorporated by
                   reference to Exhibit 10d to Form 10-K for the year
                   ended December 31, 1991).

         		10c(2) 	Extension to Loan Agreement, dated August 1, 1998,
                   between the Registrant and Continental Casualty
                   Company (incorporated by reference to Exhibit 10c(2) to Form 10-Q for the quarter ended September 30, 1998).

         		10d	    Indemnity Agreement dated January 1, 1979, among the
                   Registrant, Whiting National Management, Inc., and
                   Pennsylvania Manufacturers' Association Insurance
                   Company  (incorporated by reference to Exhibit 10g to
                   Registration Statement No. 33-58090 on Form S-4).

         		10e	    Agency Agreement dated January 1, 1979 among the
                   Registrant, Whiting National Management, Inc., and
                   Pennsylvania Manufacturers' Association Insurance
                   Company  (incorporated by reference to Exhibit 10h to
                   Registration Statement No. 33-58090 on Form S-4).


<PAGE 13>

         		10f	    Deferred Compensation Agreement, dated May 6, 1998, between
                   Brown & Brown, Inc. and Kenneth E. Hill  (incorporated by
                   reference to Exhibit 10l to Form 10-Q for the quarter
                   ended September 30, 1998).

         		10f(2) 	Letter Agreement, dated May 6, 1998, between Brown &
                   Brown, Inc. and Kenneth E. Hill (incorporated by
                   reference to Exhibit 10m to Form 10-Q for the quarter
                   ended September 30, 1998).

         		10g	    Employment Agreement, dated April 28, 1993 between the
                   Registrant and J. Hyatt Brown (incorporated by reference
                   to Exhibit 10k to Form 10-K for the year ended
                   December 31, 1993).

          	10h	    Portions of  Employment Agreement, dated April 28, 1993
                   between the Registrant and Jim W. Henderson (incorporated
                   by reference to Exhibit 10m to Form 10-K for the year
                   ended December 31, 1993).

         		10i	    Employment Agreement, dated May 6, 1998 between the
                   Registrant and Kenneth E. Hill (incorporated by
                   reference to Exhibit 10k to Form 10-Q for
                   the quarter ended September 30, 1998).

         		10j    	Registrant's Stock Performance Plan (incorporated by
                   reference to Exhibit 4 to Registration Statement
                   No. 333-14925 on Form S-8).

         		11	     Statement Re: Computation of Basic and Diluted Earnings
                   Per Share.

	         	13     	Portions of Registrant's 1998 Annual Report to
                   Shareholders (not deemed "filed" under the Securities Exchange Act of 1934, except for those portions specifically incorporated by reference herein).

	         	22	     Subsidiaries of the Registrant.

         		23     	Consent of Arthur Andersen LLP.

         		24a    	Powers of Attorney pursuant to which this Form 10-K has
                   been signed on behalf of certain directors and officers
                   of the Registrant.

         		24b    	Resolutions of the Registrant's Board of Directors,
                   certified by the Secretary.

          	27     	Financial Data Schedule.

(b)	  REPORTS ON FORM 8-K

     	None.

<PAGE 14>

                                  SIGNATURES

    	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   						POE & BROWN, INC.
                                   						Registrant


                                   						By:          *
                                            ______________________________
                						                       J. Hyatt Brown
                                      				   Chief Executive Officer
Date:  March 15, 1999

     	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Signature	                     Title	                        Date
__________                     _____                         ____

           *
_________________________      	Chairman of the               March 15, 1999
J. Hyatt Brown                  Board, President and
                                Chief Executive Officer
                             	  (Principal Executive Officer)

           *                   	Director	                     March 15, 1999
_________________________
Samuel P. Bell, III

           *                   	Director	                     March 15, 1999
_________________________
Bradley Currey, Jr.

           *                   	Director	                     March 15, 1999
_________________________
Jim W. Henderson

           *                   	Director	                      March 15, 1999
_________________________
Kenneth E. Hill

           *                   	Director	                      March 15, 1999
_________________________
David H. Hughes

           *                   	Director	                      March 15, 1999
__________________________
Theodore J. Hoepner

           *                   	Director	                      March 15, 1999
__________________________
Toni Jennings

           *                   	Director	                      March 15, 1999
__________________________
Jan E. Smith

           *                   	Vice President, Treasurer      March 15, 1999
___________________________     and Chief Financial Officer
Jeffrey R. Paro                 (Principal Financial and
                                 Accounting Officer)


*By:  	/S/ LAUREL L. GRAMMIG
     ________________________
          Laurel L. Grammig
          Attorney-in-Fact
