Form 10-Q
period 1999-03-31
POE & BROWN INC
filed 1999-05-13
CIK 79282

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                     _________________________

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1999.
                                   or

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ______________ to ______________


Commission file number 0-7201.


                         BROWN & BROWN, INC.
                         ___________________
         (Exact name of Registrant as specified in its charter)

               Florida                           59-0864469
     _______________________________          ______________________________
     (State or other jurisdiction of          (I.R.S. Employer Identification
     incorporation or organization)             Number)

     220 S. Ridgewood Ave., Daytona Beach, FL             32114
     ________________________________________             _______________
     (Address of principal executive offices)               (Zip Code)



     Registrant's telephone number, including area code:  (904) 252-9601

                              Poe & Brown, Inc.
                 ___________________________________________
                 (Former Name, If Changed Since Last Report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past ninety (90) days.    Yes  X    No
                                                          ____     _____

The number of shares of the Registrant's common stock, $.10 par value, outstanding as of May 2, 1999, was 13,489,321.


<PAGE 2>

                          BROWN & BROWN, INC.

                          Index to Form 10-Q
                  FOR THE QUARTER ENDED MARCH 31, 1999
                  ____________________________________


                                                                        PAGE
                                                                        ____
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)

              Condensed Consolidated Statements of Income for the
              three months ended March 31, 1999 and 1998                  3

              Condensed Consolidated Balance Sheets as of March 31,
              1999 and December 31, 1998                                  4

              Condensed Consolidated Statements of Cash Flows for
              the three months ended March 31, 1999 and 1998              5

              Notes to Condensed Consolidated Financial Statements        6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         8

     Item 3.  Quantitative and Qualitative Disclosures About Market
              Risk                                                       11


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                          12

     Item 6.  Exhibits and Reports on Form 8-K                           12

SIGNATURES                                                               12


<PAGE 3>

ITEM 1:  FINANCIAL STATEMENTS


                         BROWN & BROWN, INC.

        CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                 (In thousands, except per share data)


                                                    For the three months
                                                       ended March 31,
                                                       _______________
                                                   1999           1998
                                                   ____           _____
REVENUES

  Commissions and fees                             $43,270        $36,022
  Investment income                                    572            775
  Other income                                          34           (168)
                                                   _______        ________
         Total revenues                             43,876         36,629

EXPENSES

  Employee compensation and benefits                22,311         18,043
  Other operating expenses                           7,662          7,067
  Amortization                                       1,782          1,231
  Interest                                             160            110
                                                   _______        _______

     Total expenses                                 31,915         26,451
                                                   _______        _______

  Income before income taxes                        11,961         10,178
  Income taxes                                       4,726          4,020
                                                   _______         ______

NET INCOME                                         $ 7,235        $ 6,158

Other comprehensive income, net of tax:
  Unrealized loss on securities:
   Unrealized holding (loss) arising during
   period, net of tax benefit of $334 in 1999
   and $993 in 1998                                $  (522)       $(1,553)
                                                   _______        ________

Comprehensive Income                               $ 6,713        $  4,605
                                                   =======        ========

Basic and diluted earnings per share               $  0.54        $   0.47
                                                   =======        ========

Dividends declared per share                       $   .11        $    .10
                                                   =======        ========

Diluted shares outstanding                          13,493          13,117




         See notes to condensed consolidated financial statements.

<PAGE 4>


                           BROWN & BROWN, INC.

                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In thousands)

                                            (Unaudited)          (Audited)
                                             March 31,          December 31,
                                              1999                 1998
                                              ____                 ____

ASSETS
   Cash and cash equivalents                 $ 40,162            $ 42,174
   Short-term investments                         794                 746
   Premiums, commissions and fees receivable   60,486              69,186
   Other current assets                         9,146               9,840
                                             ________            ________
     Total current assets                     110,588             121,946

   Fixed assets, net                           14,226              13,698
   Intangible assets, net                      88,159              79,483
   Investments                                  9,608              10,483
   Other assets                                 5,119               4,903
                                             ________            ________
     Total assets                            $227,700            $230,513
                                             ========            ========
LIABILITIES
   Premiums payable to insurance companies   $ 93,394            $ 89,405
   Premium deposits and credits due customers   7,560               8,379
   Accounts payable and accrued expenses       17,663              16,122
   Current portion of long-term debt            5,828               4,960
                                             ________            ________
     Total current liabilities                124,445             118,866

   Long-term debt                               4,575              17,207
   Deferred income taxes                        2,070               2,403
   Other liabilities                            6,929               7,829
                                             ________            ________
     Total liabilities                        138,019             146,305
                                             ________            ________

SHAREHOLDERS' EQUITY
Common stock, par value $.10 per share:
 authorized 70,000 shares; issued 13,489
 shares at 1999 and 13,498 at 1998              1,349               1,350
Retained earnings                              83,314              77,318
Accumulated other comprehensive income          5,018               5,540
                                             ________             _______
    Total shareholders' equity                 89,681              84,208
                                             ________             _______
    Total liabilities and shareholders'
      equity                                 $227,700            $230,513
                                             ========            ========

        See notes to condensed consolidated financial statements.


<PAGE 5>


                          BROWN & BROWN, INC.


         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                           (In thousands)

                                         For the three months ended March 31,
                                         ____________________________________
                                             1999              1998
                                             ____              ____

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                   $  7,235         $  6,158
Adjustments to reconcile net income to
     net cash provided by operating
     activities:
     Depreciation                                 994              768
     Amortization                               1,782            1,231
     Compensation expense under stock
      performance plan                            316              170
     Net (gains) losses on sales of
      investments, fixed assets and
      customer accounts                            (2)             201
     Premiums, commissions and fees
      receivable, decrease                      8,700            6,890
     Other assets, decrease                     1,118            3,008
     Premiums payable to insurance companies,
      increase                                  3,989            1,297
     Premium deposits and credits due
      customers, (decrease) increase             (819)             394
     Accounts payable and accrued expenses,
       increase (decrease)                      1,541           (1,928)
     Other liabilities, decrease                 (970)          (1,266)
                                             ________        _________
NET CASH PROVIDED BY OPERATING ACTIVITIES      23,884           16,923

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to fixed assets                      (1,545)            (922)
Payments for businesses acquired, net of
 cash acquired                                 (9,821)          (7,984)
Proceeds from sales of fixed assets and
 customer accounts                                 25               42
Purchases of investments                          (60)             (12)
Proceeds from sales of investments                 32              174
                                            _________        _________
NET CASH USED IN INVESTING ACTIVITIES         (11,369)          (8,702)
                                            _________        _________
CASH FLOWS FROM FINANCING ACTIVITIES
Payment on long-term debt                     (13,041)          (3,827)
Exercise of stock options and issuances
 of stock                                          (1)              12
Purchases of stock for stock option plan,
 employee stock purchase plan and performance
 stock plan                                         -            (6,892)
Cash dividends paid                            (1,485)           (1,316)
                                            _________        __________
NET CASH USED IN FINANCING ACTIVITIES         (14,527)          (12,023)
                                            _________        __________

Net decrease in cash and cash equivalents      (2,012)           (3,802)
Cash and cash equivalents at beginning of
 period                                        42,174            48,568
                                            _________        __________

CASH AND CASH EQUIVALENTS AT END OF PERIOD  $  40,162        $   44,766
                                            =========        ==========

          See notes to condensed consolidated financial statements.

<PAGE 6>

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Financial Reporting

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     Certain amounts at December 31, 1998 have been reclassified to be consistent with the current period presentation.

     Results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

Note 2 - Basic and Diluted Earnings Per Share

     Basic earnings per share is based upon the weighted average number of shares outstanding. Diluted earnings per share is adjusted for the dilutive effect of stock options. Earnings per share for the Company is the same on both a basic and a diluted basis.

Note 3 - Acquisitions

     During the first quarter of 1999, the Company acquired substantially all of the assets of the Daytona Beach, Florida office of Hilb, Rogal & Hamilton Company; The Insurance Center of Roswell, Inc. in Roswell, New Mexico; and Chancy-Stoutamire, Inc., with offices in Monticello and Perry, Florida.
The Company also acquired all of the outstanding shares of the Bill Williams Agency, Inc. of St. Petersburg, Florida in the first quarter of 1999.

     During the first quarter of 1998, the Company acquired substantially all of the assets of Arizona General Insurance of Tucson, Arizona, Boynton Brothers Insurance of Perth Amboy, New Jersey, Great Northern Insurance of Phoenix, Arizona, and the Heine-Miles Insurance Agency of Phoenix, Arizona.

     These acquisitions have been accounted for using the purchase method of accounting. Pro forma results of operations for the three months ended March 31, 1999 and March 31, 1998 resulting from these acquisitions were not materially different from the results of operations as reported. The results of operations for the acquired companies have been combined with those of the Company since their respective acquisition dates.

     Additionally, during the first quarter of 1998, the Company issued 22,500 shares of its common stock for all of the outstanding stock of Thim Insurance Agency, Inc., an Arizona

<PAGE 7>

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

Note 4 - Long-Term Debt

     The Company continues to maintain its credit agreement with a major insurance company under which $4 million (the maximum amount available for borrowings) was outstanding at March 31, 1999, at an interest rate equal to the prime lending rate plus one percent (8.75% at March 31, 1999). In accordance with the amendment to the loan agreement dated August 1, 1998, the available amount will decrease by $1 million each August beginning in 2000.

     The Company also has a revolving credit facility with a national banking institution which provides for available borrowings of up to $50 million, with a maturity date of October, 2000. As of March 31, 1999, there were no borrowings against this line of credit.

Note 5 - Contingencies

     The Company is not a party to any legal proceedings other than various claims and lawsuits arising in the normal course of business. Management of the Company does not believe that any such claims or lawsuits will have a material effect on the Company's financial condition or results of operations.

Note 6 - Supplemental Disclosures of Cash Flow Information

                                For the three-month period ended March 31,
                                __________________________________________
(in thousands)                             1999              1998
                                           ____              ____
Cash paid during the period for:
     Interest                              206               117
     Income taxes                          271               379


     The Company's significant non-cash investing and financing activities are as follows:

                                For the three-month period ended March 31,
                                __________________________________________
(in thousands)                             1999              1998

Unrealized depreciation of
  available-for-sale securities
  net of tax benefit of $334
  in 1999 and $993 in 1998                $   (522)         $   (1,553)

Long-term debt issued for acquisition
  of customer accounts                       1,277                   -

Notes received on the sale of fixed
  assets and customer accounts                 640                 839

Common stock (cancelled)/issued in
  acquisitions                                 (70)                106


Note 7 - Segment Information

     The Company's business is divided into four divisions: the Retail Division, which markets and sells a broad range of insurance products to commercial, professional and individual clients; the National

<PAGE 8>
Programs Division, which develops and administers property and casualty insurance and employee benefits coverage solutions for both professional and commercial groups and trade associations nationwide; the Service Division, which provides insurance-related services such as third-party administration and consultation for workers' compensation and employee benefit self-insurance markets; and the Brokerage Division, which markets and sells excess and surplus commercial insurance primarily through non-affiliated independent agents and brokers. The Company conducts all of its operations in the United States.

     Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes corporate-related items and, as it relates to segment profit, income and expense not allocated to reportable segments.

(in thousands)

Three Months Ended
March 31, 1999:      Retail    Programs  Service  Brokerage Other    Total
_____________________________________________________________________________

Total Revenues       $ 30,317  $  5,923  $ 3,643  $  4,306  $  (313)  $ 43,876
______________

Interest and other
 investment income        456       308       54        87     (333)       572
Interest expense          241         -        -         -      (81)       160
Depreciation and
  amortization          2,025       353       97       236       65      2,776
Income (loss) before
  income taxes          7,576     1,690      566     1,748      381     11,961


Total assets          138,766    57,963    5,675    32,045    (6,749)  227,700
Capital expenditures    1,071        90      211        76        97     1,545
______________________________________________________________________________

Three Months Ended
March 31, 1998:       Retail     Programs  Service  Brokerage Other   Total
______________________________________________________________________________
Total Revenues        $ 23,072   $ 6,733   $ 3,299  $  4,036  $ (511) $ 36,629


Interest and other
 investment income         337       463        49       110    (184)      775
Interest expense             5         -         -         -     105       110
Depreciation and
  amortization           1,325       333        78       226      52     2,014
Income (loss) before
  income taxes           6,296     2,307       573     1,707    (705)   10,178

Total assets           100,196    60,870     4,474    34,353   (5,784) 194,109
Capital expenditures       649       136        78        46       13      922

______________________________________________________________________________



ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Net Income. Net income for the first quarter of 1999 was $7,235,000, or $.54 per share, compared with net income in the first quarter of 1998 of $6,158,000, or $.47 per share, an 18% increase.

     Commissions and Fees. Commissions and fees for the first quarter of 1999 increased $7,248,000, or 20%, from the same period in 1998. Approximately $6,815,000 of this increase represents revenues from acquired agencies, with the remainder due to new business production.

     Investment Income. Investment income for the first quarter of 1999 decreased $203,000 from the same period in 1998, primarily due to a reduction in available cash to invest.

<PAGE 9>

     Other Income. Other income primarily includes gains and losses from the sale of customer accounts and other assets. Other income for the three-month period ended March 31, 1999 increased $202,000 over the same period in 1998, primarily due to the disposition of the assets of the Company's Charlotte, North Carolina office in the first quarter of 1998, which resulted in a loss of $518,000.

     Employee Compensation and Benefits. Employee compensation and benefits increased 24% during the first quarter of 1999 over the same period in 1998. This increase primarily relates to the addition of new employees as a result of acquisitions. Employee compensation and benefits as a percentage of total revenue increased to 51% in the first quarter of 1999, compared with 49% incurred in the same period in 1998.

     Other Operating Expenses. Other operating expenses for the first quarter of 1999 increased $595,000, or 8%, over the same period in 1998, primarily due to acquisitions. Other operating expenses as a percentage of total revenue declined to 17% in the first quarter of 1999, compared with 19% incurred in the same period in 1998.

     Amortization.   Amortization increased $551,000, or 45%, over the same
period in 1998, primarily due to increased amortization from acquisitions.

     Interest.    Interest increased $50,000, or 45%, over the same period
in 1998, primarily due to higher levels of incurred debt.

Liquidity and Capital Resources

     The Company's cash and cash equivalents of $40,162,000 at March 31, 1999 decreased by $2,012,000 from $42,174,000 at December 31, 1998. During the first quarter of 1999, $23,884,000 of cash was provided from operating
activities.   From both this amount and existing cash balances, $13,041,000 was used for payments on long-term debt, $9,821,000 was used to acquire businesses, $1,545,000 was used for additions to fixed assets, and $1,485,000 was used for payment of dividends. The current ratio at March 31, 1999 was 0.89, compared to 1.03 as of December 31, 1998.

         The Company has a revolving credit agreement with a major insurance company under which up to $4 million presently may be borrowed at an interest rate equal to the prime lending rate plus one percent (8.75% at March 31, 1999). The amount of available credit will decrease by $1 million each year beginning in August 2000 in accordance with the August 1, 1998 amendment to the original loan agreement. As of March 31, 1999, the maximum amount of borrowings was outstanding. The Company also has a revolving credit facility with a national banking institution that provides for available borrowings of up to $50 million, with a maturity date of October, 2000. As of March 31, 1999, there were no borrowings against this line of credit. The Company believes that its existing cash, cash equivalents, short-term investments portfolio, funds generated from operations, and available credit facility borrowings are sufficient to satisfy its normal financial needs.

Year 2000 Date Conversion

     Year 2000 issues relate to system failures or errors resulting from computer programs and embedded computer chips which utilize dates with only two digits instead of four digits to represent a year. A data field with two digits representing a year may result in an error or failure due to the system's inability to recognize "00" as the Year 2000. The Company is reviewing its computer systems for Year 2000 readiness and is implementing a plan to resolve existing issues.

     The Company has evaluated and identified the risks of failure of its information and financial

<PAGE 10>

systems which may be adversely affected by Year 2000 issues. The Company is in the process of making required upgrades and other remedial measures. The Company expects to complete such implementation by September, 1999.
To date, approximately $450,000 has been expended in systems upgrades directly relating to Year 2000 issues. Present estimates for further expenditures to address Year 2000 issues are between $100,000 and $350,000.

     Based on its assessments to date, the Company believes it will not experience any material disruption as a result of Year 2000 issues in processing information, interfacing with key vendors, or with processing orders and billing. However, the Year 2000 issue creates risk for the Company from unforeseen problems in its own computer systems and from third parties on which the Company relies. Accordingly, the Company is requesting assurances from software vendors from which it has purchased or from which it may purchase software that the software sold to the Company will continue to correctly process date information through 2000 and beyond. In addition, the Company is querying its independent brokers and insurance carriers as to their progress in identifying and addressing problems that their computer systems may experience in correctly processing date information as the year 2000 approaches and thereafter. However, there are no assurances that the Company will identify all date-handling problems in its business systems or that the Company will be able to successfully remedy Year 2000 compliance issues that are discovered.

     To the extent that the Company is unable to resolve its Year 2000 issues prior to January 1, 2000, operating results could be adversely affected. In addition, the Company could be adversely affected if other entities (e.g., insurance carriers and independent agents through which the Company brokers business) not affiliated with the Company do not appropriately address their own Year 2000 compliance issues in advance of their occurrence. There is also risk that insureds may attempt to recover damages from the Company if their insurance policies procured with the assistance of the Company are believed by such insureds to cover Year 2000-related claims, but do not do so.  The impact of these potential legal disputes cannot be
reasonably estimated.   The Company has developed a contingency
plan for dealing with Year 2000 issues that could surface in a particular office or offices. That plan involves shifting the information systems functions from the affected office to another Company office that will be specially equipped and staffed to absorb the additional responsibilities. However, there can be no assurance that Year 2000 issues will not have a material adverse effect on the Company's business, results of operation or financial condition.

Forward-Looking Statements

     From time to time, the Company may publish "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance of future revenues or earnings, business prospects, projected acquisitions or ventures, new products or services, anticipated market performance, compliance costs, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to: (i) competition from existing insurance agencies and new participants and their effect on pricing of premiums; (ii) changes in regulatory requirements that could affect the cost of doing business;
(iii) legal developments affecting the litigation experience of the insurance industry; (iv) the volatility of the securities markets;
(v) the potential occurrence of a major natural disaster in certain areas of the State of Florida, where the Company's business is concentrated, and (vi) general economic conditions. The Company does not

<PAGE 11>

undertake any obligation to publicly update or revise any forward-looking statements.

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest, foreign currency exchange rates, and equity prices. The Company is exposed to market risk through its revolving credit line and some of its investments; however, such risk is not considered to be material as of March 31, 1999.

<PAGE 12>

                         BROWN & BROWN, INC.

                    PART II - OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS

     The Company is involved in various pending or threatened proceedings by or against the Company or one or more of its subsidiaries which involve routine litigation relating to insurance risks placed by the Company, and other contractual matters. The Company's management does not believe that any of such pending or threatened proceedings will have a material adverse effect on the Company's financial position or results of operations.


ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K
     (a)     EXHIBITS

             Exhibit 3a -     Amended and Restated Articles of Incorporation
                              (filed herewith)

             Exhibit 3b -     Amended and Restated Bylaws (incorporated by
                              reference to Exhibit 3b to Form 10-K for the
                              year ended December 31, 1996)

             Exhibit 11 -     Statement re:  Computation of Basic and Diluted
                              Earnings Per Share

             Exhibit 27 -     Financial Data Schedule (for SEC use only)

     (b)     There were no reports filed on Form 8-K during the quarter ended
             March 31, 1999.


                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BROWN & BROWN, INC.




Date:   May 12, 1999                    /S/ JEFFREY R. PARO
                                       _____________________________________
                                       Jeffrey R. Paro
                                       Vice President, Chief Financial Officer
                                         and Treasurer
                                         (duly authorized officer, principal
                                          financial officer and principal
                                          accounting officer)