Form 10-Q
period 1999-06-30
BROWN & BROWN INC
filed 1999-08-09
CIK 79282

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549



[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
     	For the quarterly period ended June 30, 1999.

                                   	or

[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
    	For the transition period from _________________ to ________________

    	Commission file number 0-7201.


                          	BROWN & BROWN, INC.

        	(Exact Name of Registrant as Specified in its Charter)

	          Florida                				           59-0864469
 _______________________                  __________________________
	(State or Other Jurisdiction of			           (I.R.S. Employer
 	Incorporation or Organization)			         Identification Number)

	220 S. Ridgewood Ave., Daytona Beach, FL	     32114
__________________________________________    ___________
(Address of Principal Executive Offices)		  	 (Zip Code)




  	Registrant's telephone number, including area code:  (904) 252-9601


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to
such filing requirements for the past 90 days.    Yes  X    No   __
                                                      ____
The number of shares of the registrant's common stock, $.10 par value, outstanding as of July 26, 1999, was 13,591,475.


<PAGE 2>

                       BROWN & BROWN, INC.

                      Index to Form 10-Q
            	For The Quarter Ended June 30, 1999


                                                            					     		Page
		PART I.  FINANCIAL INFORMATION	                                       ____

			Item 1.  Financial Statements (Unaudited)

	 	      Condensed Consolidated Statements of Income for the three
		  			     and six months ended June 30, 1999 and 1998		               3

				     Condensed Consolidated Balance Sheets as of June 30,
					     1999 and December 31, 1998		                                  4

 			     Condensed Consolidated Statements of Cash Flows for
					      the six months ended June 30, 1999 and 1998		                5

					    Notes to Condensed Consolidated Financial Statements		         6

			Item 2.  Management's Discussion and Analysis of Financial
	 				      Condition and Results of Operations		                       10

			Item 3.  Quantitative and Qualitative Disclosures about Market
 					      Risk                                                        12


		PART II.  OTHER INFORMATION

			Item 1.  Legal Proceedings		                                         13

			Item 4.  Submission of Matters to a Vote of Security Holders		       13

			Item 6.  Exhibits and Reports on Form 8-K		                          14


		SIGNATURES		                                                          14



<PAGE 3>

ITEM 1:  FINANCIAL STATEMENTS


                        BROWN & BROWN, INC.

       CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                  (In thousands, except per share data)


                      						      For the three months	    For the six months
                     						        ended June 30,       	      ended June 30,
                                  _____________________    __________________

                         						   1999       1998   	       1999       1998
                                  ____       ____           ____       ____


REVENUES

Commissions and fees		           $41,482	    $38,038	      $84,752	   $74,060
Investment income			                 558       		812		       1,130    		1,587
Other income		 	                      63	        124	          	97	       (44)
                                 _______     _______       _______    _______
	Total revenues	                 	42,103	     38,974	     	 85,979	    75,603
                                 _______     _______       _______    _______

EXPENSES

Employee compensation and
  benefits		                     	22,242    		20,712      		44,553	   	38,755
Other operating expenses			        8,563	     	8,703	      	16,225   		15,771
Amortization		                    	1,838		     1,468	       	3,620	    	2,698
Interest	                            125		       154	          285	  	    265
                                 _______     _______       _______    _______
	Total expenses	                 	32,768		    31,037	       64,683	 	  57,489
                                 _______     _______       _______    _______

Income before income taxes      			9,335     		7,937      		21,296	   	18,114
Income taxes		                	    3,685		     3,135		       8,411	     7,155
                                 _______     _______       _______    _______

NET INCOME		                     $	5,650	    $ 4,802	      $12,885 	  $10,959
                                 _______     _______       _______    _______

Other comprehensive income,
 net of tax:
Unrealized gain (loss) on
 securities:
  Unrealized holding gain (loss),
  net of tax effect of ($305)
  and tax benefit of $438 for
  the three-month periods ended
  June 30, 1999 and 1998,
  respectively, and net of
  tax benefit of $28 and $1,431
  for the six-month periods
  ended June 30, 1999 and 1998,
  respectively          		          478	       (779)	         (44)	    (2,332)
                                _______     _______       _______     _______

Comprehensive Income		          $ 6,128	    $ 4,023	      $12,841	    $ 8,627
                                =======     =======       =======     =======

Basic and diluted earnings
 per share		                    $  0.42	    $   .36	      $  0.96	    $  .82
                                =======     =======       =======     =======

Dividend declared per share		   $   .11	    $   .10	      $   .22	    $  .20
                                =======     =======       =======     ======

Diluted shares outstanding		     13,479 	    13,370	       13,486     13,391

        	See notes to condensed consolidated financial statements.


<PAGE 4>

                             BROWN & BROWN, INC.

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                          (Unaudited)             (Audited)
                                         	 June 30,	              December 31,
                                          	  1999                		  1998
	                                           ______                  ______

ASSETS
	Cash and cash equivalents		              $	39,048	               $	42,174
	Short-term investments			                     818	                   	746
	Premiums, commissions and fees receivable 	60,144                		69,186
	Other current assets		                   	  7,591                 		9,840
                                          ________                ________
		Total current assets		                  	107,601	               	121,946

	Fixed assets, net		                       	13,988                		13,698
	Intangible assets, net		                  	87,586	                	79,483
 Investments	                             		10,378	                	10,483
 Other assets		                             	4,726		                 4,903
                                          ________                ________
		Total assets		                          $224,279	               $230,513
                                          ========                ========
LIABILITIES
 Premiums payable to insurance companies	 $ 85,900	               $	89,405
 Premium deposits and credits due
   customers	                               	7,226	                 	8,379
	Accounts payable and accrued expenses	  		 19,887	                	16,122
	Current portion of long-term det         			5,096	                 	4,960
                                          ________               _________
		Total current liabilities	             		118,109		               118,866

	Long-term debt	                           		4,301	                	17,207
	Deferred income taxes	                    		2,375                 		2,403
	Other liabilities		                        	6,662	                 	7,829
                                          ________                ________
		Total liabilities	                     		131,447               		146,305
                                          ________                ________
SHAREHOLDERS' EQUITY
	Common stock, par value $.10 per share:
  authorized 70,000	shares; issued
  13,431 shares at 1999 and 13,498
  shares at 1998	                          		1,343	                	1,350
 Retained earnings			                       85,993	              	 77,318
	Accumulated other comprehensive income		    5,496                		5,540
                                          ________               ________
		Total shareholders' equity	             		92,832	               	84,208
     	                                    ________               ________
		Total liabilities and shareholders'
     equity		                             $224,279	              $230,513
                                          ========               ========

             	See notes to condensed consolidated financial statements.

<PAGE4 5>


                         BROWN & BROWN, INC.


           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (In thousands)
                	                            For the six months ended June 30,
                                             _________________________________
                                                    1999       		  1998
	                                                   ____           ____

CASH FLOWS FROM OPERATING ACTIVITIES
Net income		                                        $ 12,885	      $ 10,959
Adjustments to reconcile net income to
  net cash provided by operating activities:
 Depreciation		                                        2,036    	     1,704
 Amortization		                                        3,620    	     2,698
 Compensation expense under performance stock plan		     631   	        339
 Net (gains) losses on sales of investments, fixed
  assets and customer accounts	             	            (12)	          187
 Premiums, commissions and fees receivable, decrease   9,042	           182
 Other assets, decrease (increase)		                   1,316	        (1,327)
 Premiums payable to insurance companies,
   (decrease) increase                        	       (3,505)	        6,881
 Premium deposits and credits due customers,
   (decrease)                                 	       (1,153)	         (824)
 Accounts payable and accrued expenses, increase       3,765	         1,036
 Other liabilities, (decrease)		                      (1,297)	         (829)
                                                    ________       ________
NET CASH PROVIDED BY OPERATING ACTIVITIES		           27,328	        21,006
                                                    ________       ________

CASH FLOWS FROM INVESTING ACTIVITIES
 Additions to fixed assets		                          (2,363)	       (1,634)
 Payments for businesses acquired, net of cash
  acquired	                                    	     (11,086)     	 (23,509)
 Proceeds from sales of fixed assets and customer
   accounts		                                             49	           213
 Purchases of investments		                              (71)	       (1,035)
 Proceeds from sales of investments		                     32	           174
                                                    ________       ________
NET CASH USED IN INVESTING ACTIVITIES		              (13,439)       (25,791)
                                                    ________       ________

CASH FLOWS FROM FINANCING ACTIVITIES
 Payment on long-term debt                    		     (14,047)	      (6,691)
 Exercise of stock options and issuances of stock		      _     	       175
 Purchases of stock for stock option plan,
  employee stock purchase plan
   and performance stock plan           		               -	        (6,892)
 Cash dividends paid		                                (2,968)	     (2,653)
                                                    ________     ________
NET CASH USED IN FINANCING ACTIVITIES		              (17,015)   	 (16,061)
                                                    ________     ________
Net decrease in cash and cash equivalents		           (3,126)	    (20,846)
Cash and cash equivalents at beginning of period		    42,174	      48,568
                                                    ________     ________

CASH AND CASH EQUIVALENTS AT END OF PERIOD		        $ 39,048     $ 27,722
                                                    ========     ========

       	See notes to condensed consolidated financial statements.

<PAGE 6>

                              BROWN & BROWN, INC.

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

     Results of operations for the three- and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

Note 2 - Basic and Diluted Earnings Per Share

     Basic earnings per share is based upon the weighted average number of shares outstanding. Diluted earnings per share is adjusted for the dilutive effect of stock options. Earnings per share for the Company is the same on both a basic and a diluted basis.

Note 3 - Acquisitions

1999 Purchases
______________

     During the second quarter of 1999, the Company acquired substantially all of the assets of one general insurance agency in addition to acquiring several books of business.

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

     These acquisitions have been accounted for using the purchase method of accounting. Pro forma results of operations for the three- and six-month periods ended June 30, 1999 and June 30, 1998 resulting from these acquisitions are not materially different from the results of operations as reported. The results of operations for the acquired companies have been combined with those of the Company since their respective acquisition dates.

<PAGE 7>

1998 Purchases
______________

     During the second quarter of 1998, the Company acquired substantially all of the assets of the John F. Phillips Insurance Agency, of Prescott, Arizona; Harris Insurance Services, of Las Vegas, Nevada; the Fordham Agency, of St. Petersburg, Florida; Alderman, Click & Co., of Princeton, New Jersey; Zel Schwanz & Associates, of Phoenix, Arizona; and the Fort Lauderdale office of Hilb, Rogal and Hamilton Company.

     During the first quarter of 1998, the Company acquired substantially all of the assets of Arizona General Insurance of Tucson, Arizona; Boynton Brothers Insurance of Perth Amboy, New Jersey; Great Northern Insurance of Phoenix, Arizona; and the Heine-Miles Insurance Agency of Phoenix, Arizona.

     These acquisitions have also been accounted for using the purchase method of accounting. The results of operations for the acquired companies have been combined with those of the Company since their respective acquisition dates. If the acquisitions had occurred at the beginning of the 1998 reporting period, the Company's results of operations would be shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the 1998 reporting period.


     SIX-MONTH PERIOD ENDED JUNE 30 (Unaudited),
     (In thousands, except per share data)

                                              1998
                                              _____

     Operating revenue                        78,881
     Income before income taxes               18,490
     Net income                               11,188
     Earnings per share                         0.84

1999 Poolings
_____________

     The Company did not make any acquisitions using the pooling-of-interests method of accounting during either the first or second quarters of 1999.

1998 Poolings
______________

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

     These acquisitions have been recorded using the pooling-of-interests method of accounting The Daniel-James Insurance Agency, Inc. acquisition was determined to be a material pooling and the Company's consolidated financial statements have been restated for this transaction for all prior periods. The acquisition of the Thim Insurance Agency, Inc. was determined to be immaterial and the Company's consolidated financial statements have not been restated for this transaction.


<PAGE 8>

Note 4 - Long-Term Debt

      The Company continues to maintain its credit agreement with a major insurance company under which $4 million (the maximum amount available for borrowings) was outstanding at June 30, 1999, at an interest rate equal to the prime lending rate plus one percent (9.00% at June 30, 1999). In accordance with the amendment to the loan agreement dated August 1, 1998, the available amount will decrease by $1 million each August beginning in 2000.

     The Company also has a revolving credit facility with a national banking institution that provides for available borrowings of up to $50 million, with a maturity date of October, 2000. As of June 30, 1999, there were no borrowings against this line of credit.

Note 5 - Contingencies

     The Company is not a party to any legal proceedings other than various claims and lawsuits arising in the normal course of business. Management of the Company does not believe that any such claims or lawsuits will have a material effect on the Company's financial condition or results of operations.

Note 6 - Supplemental Disclosures of Cash Flow Information


                                     For the six-month period ended June 30,
                                     _______________________________________
(in thousands)                           1999                      1998
                                        ______                    ______

Cash paid during the period for:
     Interest                             279                         605
     Income taxes                       7,284                       7,097


 The Company's significant non-cash investing and financing activities are as follows:

                                      For the six-month period ended June 30,
                                      _______________________________________
(in thousands)                           1999                        1998
                                         ____                        ____
Unrealized depreciation of available-
 for-sale securities net of tax
 benefit of $28 for 1999 and $1,431
 in 1998                                $     (44)                  $ (2,332)

Long-term debt incurred for
 acquisition of customer accounts           1,277                      1,192

Notes received on the sale of fixed
 assets and customer accounts                 640                        566

Common stock (cancelled)/issued in
 acquisitions                                (130)                     9,426

<PAGE 8>

Note 7 - Segment Information

     The Company's business is divided into four divisions: the Retail Division, which markets and sells a broad range of insurance products to commercial, professional and individual clients; the National Programs Division, which develops and administers property and casualty insurance and employee benefits coverage solutions for professional and commercial groups and trade associations nationwide; the Service Division, which provides insurance-related services such as third-party administration and consultation for workers' compensation and employee benefit self-insurance markets; and the Brokerage Division, which markets and sells excess and surplus commercial insurance primarily through non-affiliated independent agents and brokers. The Company conducts all of its operations in the United States.

     Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes corporate-related items and, as it relates to segment profit, income and expense not allocated to reportable segments.

(in thousands)
Six Months Ended
 June 30, 1999:	     Retail	   Programs 	Service	  Brokerage  Other	  Total
_____________________________________________________________________________
Total Revenues      	$ 61,015	 $10,832	   $7,366	  $ 7,403 	 $ (637)	 $ 85,979

Interest and other
 investment income       	913	     596	      109	      171	    (659)	    1,130
Interest expense         	498	     -	        -	        -	      (213)      	285
Depreciation and
 amortization          	4,137	     718	      194	      475	     132	     5,656
Income (loss) before
 income taxes         	14,816	   2,418     1,190	    2,632	     240	    21,296

Total assets         	147,946  	54,133	    5,840	   28,547 	(12,187)	  224,279
Capital expenditures 	  1,633	     174	      288	      134     	134	     2,363

_____________________________________________________________________________

Six Months Ended
June 30, 1998: 	      Retail	  Programs	  Service	  Brokerage	Other	   Total
_____________________________________________________________________________

Total Revenues 	      $ 49,797	$ 12,892	  $ 6,701	  $ 6,959	  $ (746)	 $75,603

Interest and other
 investment income 	       750	     932	      100	      204	    (399)   	1,587
Interest expense 	          20	     -	        -	          8	     237	      265
Depreciation and
 amortization 	          3,013	     672	      156	      457	     104	    4,402
Income (loss) before
 income taxes          	11,854	   4,013	    1,182    	2,631	  (1,566)  	18,114

Total assets          	116,121  	53,428    	4,759   	28,185      	66  	202,559
Capital expenditures    	1,151	     241	      139	       81	      22    	1,634
_____________________________________________________________________________

<PAGE 10>

ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
_____________________

     Net Income. Net income for the second quarter of 1999 was $5,650,000, or $.42 per share, compared with net income in the second quarter of 1998 of $4,802,000, or $.36 per share, an 18% increase. Net income for the six months ended June 30, 1999 was $12,885,000, or $.96 per share, compared with 1998 same-period net income of $10,959,000, or $.82 per share, an 18% increase.

     Commissions and Fees. Commissions and fees for the second quarter of 1999 increased $3,444,000, or 9% from the same period in 1998.
Approximately $3,230,000 of this increase represents revenues from acquired agencies, with the remainder due to new business production. Commissions and fees for the six months ended June 30, 1999 were $84,752,000 compared to $74,060,000 for the same period in 1998, a 14% increase. The 1999 increase is due to approximately $10,045,000 of revenue from acquired agencies, with the remainder due to new business production.

     Investment Income. Investment income for the second quarter and six-month period ended June 30, 1999 decreased $254,000 and $457,000, respectively, from the same periods in 1998 primarily due to a decrease in available cash to invest.

     Other Income. Other income primarily includes gains and losses from the sale of customer accounts and other assets. Other income for the second quarter ended June 30, 1999 decreased $61,000 over the same period in 1998. Other income for the six-month period ended June 30, 1999 increased $141,000 over the same period in 1998, due primarily to the disposition of the assets of the Company's Charlotte, North Carolina office in the first quarter of 1998, which resulted in a loss of $518,000.

     Employee Compensation and Benefits. Employee compensation and benefits increased 7% and 15%, respectively, during the three-month and six-month periods ended June 30, 1999 over the same periods in 1998. These increases primarily relate to the addition of new employees as a result of acquisitions. Employee compensation and benefits as a percentage of total revenue for the second quarter of 1999 remained constant at 53% compared to the same period last year, and increased to 52% for the six months ended June 30, 1999, compared to 51% in the same period last year.

     Other Operating Expenses. Other operating expenses for the second quarter of 1999 decreased $140,000, or 2%, over the same period in 1998, primarily due to certain one-time expenses associated with acquisitions during the second quarter of 1998. Other operating expenses increased $454,000, or 3%, for the six months ended June 30, 1999, compared to the same period in 1998, primarily due to acquisitions. Other operating expenses as a percentage of total revenue decreased to 20% in the second quarter of 1999, compared to 22% in the same period in 1998, and decreased to 19% for the six months ended June 30, 1999, compared to 21% in the same period in 1998.

     Amortization. Amortization increased $370,000, or 25%, and $922,000, or 34%, for the three-month and six-month periods ended June 30, 1999, respectively, over the same periods in 1998, primarily due to increased amortization from acquisitions.

     Interest. Interest decreased $29,000, or 19%, for the second quarter of 1999 over the same period in 1998. Interest increased $20,000, or 8%, for the six months ended June 30, 1999 compared to

<PAGE 11>

the same period in 1998, primarily due to fluctuations in the amount outstanding under the Company's line of credit.

Liquidity and Capital Resources
________________________________

     The Company's cash and cash equivalents of $39,048,000 at June 30, 1999 decreased by $3,126,000 from $42,174,000 at December 31, 1998. For the six-month period ended June 30, 1999, operating activities provided $27,328,000 of cash. From both this amount and existing cash balances, $14,047,000 was used for payments on long-term debt, $11,086,000 was used to acquire businesses, $2,968,000 was used for payments of dividends, and $2,363,000 was used for additions to fixed assets. The current ratio at June 30, 1999 was 0.91 compared to 1.03 as of December 31, 1998.

     The Company has a revolving credit agreement with a major insurance company under which up to $4 million presently may be borrowed at an interest rate equal to the prime lending rate plus one percent (9.00% at June 30, 1999). The amount of available credit will decrease by $1 million each year beginning in August 2000 until the facility expires in August 2004.
As of June 30, 1999, the maximum amount of borrowings was outstanding.
The Company also has a revolving credit facility with a national banking institution that provides for available borrowings of up to $50 million, with a maturity date of October, 2000. As of June 30, 1999, there were no borrowings against this line of credit. The Company believes that its existing cash, cash equivalents, short-term investments portfolio, funds generated from operations and available credit facility borrowings are sufficient to satisfy its normal financial needs.

Year 2000 Date Conversion
_________________________

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

     The Company has evaluated and identified the risks of failure of its information and financial systems that may be adversely affected by Year 2000 issues. The Company is in the process of making required upgrades and other remedial measures. The Company expects to complete such implementation by
September, 1999.    To date, approximately $525,000 has been expended in
systems upgrades directly relating to Year 2000 issues. Present estimates for further expenditures to address Year 2000 issues are between $50,000 and $250,000.

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

<PAGE 12>

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

Forward-Looking Statements
__________________________

     From time to time, the Company may publish "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance of future revenues or earnings, business prospects, projected acquisitions or ventures, new products or services, anticipated market performance, compliance costs, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to: (i) competition from existing insurance agencies and new participants and their effect on pricing of premiums; (ii) changes in regulatory requirements that could affect the cost of doing business;
(iii) legal developments affecting the litigation experience of the insurance industry; (iv) the volatility of the securities markets; (v) the potential occurrence of a major natural disaster in certain areas of the State of Florida, where the Company's business is concentrated, and
(vi) general economic conditions. The Company does not undertake any obligation to publicly update or revise any forward-looking statements.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest, foreign currency exchange rates, and equity prices. The Company is exposed to market risk through its revolving credit line and some of its investments; however, such risk is not considered to be material as of June 30, 1999.

<PAGE 13>

                         BROWN & BROWN, INC.
                    PART II - OTHER INFORMATION

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Shareholders was held on April 28, 1999. At the Annual Meeting, two matters were submitted to a vote of security holders. The matters were:

1. The election of eight directors

     The number of votes cast for, withheld or abstaining with respect to the election of each of the directors is set forth below:

                                                        Abstain/
                                     For                Withheld

          J. Hyatt Brown            11,772,840          53,878
          Samuel P. Bell, III       11,773,035          53,683
          Bradley Currey, Jr.       11,773,035          53,683
          Jim W. Henderson          11,773,035          53,683
          Theodore J. Hoepner       11,773,035          53,683
          David H. Hughes           11,773,035          53,683
          Toni Jennings             11,772,977          53,741
          Jan E. Smith              11,773,185          53,533


     There were no broker non-votes with respect to the election of directors.

2. The proposal to amend the Company's Articles of Incorporation to change the Company's corporate name from "Poe & Brown, Inc."
   to "Brown & Brown, Inc."

     The number of votes cast for, against or abstaining with respect to the proposal to change the name of the Company is set forth below:

          For           11,618,497
          Against          105,113
          Abstain          103,108

<PAGE 14>

     There were no broker non-votes with respect to this proposal.

 ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS

        Exhibit 3a  -  Amended and Restated Articles of Incorporation
                       (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 1999)

        Exhibit 3b  -  Amended and Restated Bylaws (incorporated by reference to Exhibit 3b to Form 10-K for the year ended December 31, 1996)

        Exhibit 11 -   Statement re:  Computation of Basic and Diluted
                       Earnings Per Share

        Exhibit 27 -   Financial Data Schedule (for SEC use only)

(b) There were no reports filed on Form 8-K during the quarter ended June 30, 1999. A report on Form 8-K was filed by the Company on August 2, 1999 to reflect the Company's adoption of a Shareholder Rights Plan on July 29, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   BROWN & BROWN, INC.

                                    /S/ JEFFREY R. PARO
Date:  August 5, 1999              __________________________________
                                   Jeffrey R. Paro, Vice President,
                                   Chief Financial Officer and Treasurer
                                   (duly authorized officer, principal
                                   financial officer and principal
                                   accounting officer)