Form 10-Q
period 1999-09-30
BROWN & BROWN INC
filed 1999-11-09
CIK 79282

SECURITIES AND EXCHANGE COMMISSION
                   	Washington, D.C.  20549


[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
     	For the quarterly period ended September 30, 1999.
                                                    	or

[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
    	For the transition period from _______________ to ________________

Commission file number 0-7201.


                          	BROWN & BROWN, INC.
          	(Exact name of Registrant as specified in its charter)


	          Florida               			 		       59-0864469
  ______________________________              ______________________
	(State or Other Jurisdiction of			          	(I.R.S. Employer
 	Incorporation or Organization)				              Identification Number)

	220 S. Ridgewood Ave., Daytona Beach, FL		   32115
 ________________________________________     ____________
	(Address of Principal Executive Offices)			  (Zip Code)



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

The number of shares of the Registrant's common stock, $.10 par value, outstanding as of November 1, 1999 was 13,601,330.

<PAGE 2>

                         BROWN & BROWN, INC.

                         INDEX TO FORM 10-Q
              FOR THE QUARTER ENDED SEPTEMBER 30, 1999
              ________________________________________

                                                      																	PAGE
                                                                       ____
PART I.  FINANCIAL INFORMATION

	Item 1.  Financial Statements (Unaudited)

	         Condensed Consolidated Statements of Income for the three
					     and nine months ended September 30, 1999 and 1998			           3

					     Condensed Consolidated Balance Sheets as of September 30,
					     1999 and December 31, 1998			                                  4

					     Condensed Consolidated Statements of Cash Flows for
				      the nine months ended September 30, 1999 and 1998			           5

					     Notes to Condensed Consolidated Financial Statements			        6

	Item 2.  Management's Discussion and Analysis of Financial
					     Condition and Results of Operations			                        10

	Item 3.  Quantitative and Qualitative Disclosures about Market Risk			 12

PART II.  OTHER INFORMATION

	Item 1.  Legal Proceedings			                                          13

	Item 2.  Changes in Securities and Use of Proceeds			                  13

	Item 6.  Exhibits and Reports on Form 8-K			                           13


SIGNATURES		                                                          	14

<PAGE 3>
ITEM 1:  FINANCIAL STATEMENTS

                              BROWN & BROWN, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                         (In thousands, except per share data)

                       						 For the three months	        For the nine months
                      						  ended September 30,     	    ended September 30,
                      					   1999         1998           	1999       1998
REVENUES                                (Restated)	            	    (Restated)

 Commissions and fees		       $42,024	     $38,667	        $128,476 	 $114,105
 Investment income		            	 754        		901	         	 1,897	     2,495
 Other income			                  617		         54	            	731	         9
	Total revenues	            	  43,395	  	   39,622	      	  131,104	 	 116,609
EXPENSES

 Employee compensation and
  benefits	                  		22,057     		20,596	         	67,453   		60,199
 Other operating expenses	   		 7,810      		7,382	         	24,848	   	23,714
 Amortization		                	1,905		      1,645	      	    5,525	     4,344
 Interest	         	   	          103		        144	        	    390	  	    412
                              _______      _______         ________   ________
  	Total expenses	             31,875	      29,767	          98,216	    88,669
                              _______      _______         ________   ________

 Income before income taxes	 		11,520      		9,855	         	32,888   		27,940
 Income taxes	             	    4,437		      3,795		         12,876		   10,939
                              _______      _______         ________   ________

NET INCOME		                  $	7,083	     $ 6,060	        $ 20,012	  $ 17,001
                              =======      ========        ========   ========

	Other comprehensive income,
  net of tax: 	Unrealized gain
  (loss) on securities:
  Unrealized holding loss, net
  of tax benefit of $446 and
  $598 for the three-month
  periods ended September 30,
  1999 and 1998, respectively,
  and net of tax benefit of
  $474 and  $2,030 for the
  nine-month periods ended
  September 30, 1999 and 1998,
   respectively         		       (697)	      (916)	         (741)       (3,248)
                              _______     _______        ________     ________

	Comprehensive Income		       $ 6,386  	  $ 5,144	       $ 19,271	    $ 13,753
                              =======     =======        ========     ========
	Basic and diluted earnings
  per share		                 $  0.52	    $  0.44	       $   1.47	    $   1.25
                              =======     =======        ========     ========

 Dividend declared per share		$  0.13 	   $  0.11	       $   0.35     $   0.31
                              =======     =======        ========     ========

	Diluted shares outstanding		  13,606    		13,643		        13,637       13,575




             	See notes to condensed consolidated financial statements.

<PAGE 4>

                                BROWN & BROWN, INC.

                         	CONDENSED CONSOLIDATED BALANCE SHEETS
                                     	(In thousands)

						                             	        (Unaudited)          (Restated)
                                           	September 30,	       December 31,
                                            	  1999 	               1998
ASSETS
	Cash and cash equivalents		                $	35,805 	           $	42,773
	Short-term investments			                       452                		775
	Premiums, commissions and fees receivable			 61,221	             	69,667
	Other current assets			                       6,946	              	9,840
                                            ________             ________
  Total current assets	                   		 104,424	            	123,055

	Fixed assets, net                        			 13,932	             	13,757
	Intangible assets, net		                   	 90,021	             	79,483
	Investments		                               	 9,274	             	10,503
	Other assets		                               	4,636              		4,906
                                            ________             ________
  Total assets		                            $222,287	            $231,704
                                            ========             ========
LIABILITIES
	Premiums payable to insurance companies		  $	83,734	            $	90,125
	Premium deposits and credits due customers		 	7,524              		8,379
	Accounts payable and accrued expenses			     18,094	             	16,865
	Current portion of long-term debt		          	3,403	              	4,960
                                            ________             ________
  Total current liabilities		               	112,755            		120,329

	Long-term debt		                             	3,276             		17,267
	Deferred income taxes	                      		1,930	              	2,403
	Other liabilities		                          	6,689		              7,829
                                            ________             ________
  Total liabilities		                       	124,650            		147,828
                                            ________             ________
SHAREHOLDERS' EQUITY
	Common stock, par value $.10 per share:
  authorized 70,000 shares; issued 13,607
  shares at 1999 and 13,665 shares at 1998	  		1,361	             	1,367
 Retained earnings		                         	91,477		            76,969
 Accumulated other comprehensive income	      	4,799             		5,540
                                            ________            ________
  Total shareholders' equity			               97,637	            	83,876
     	                                      ________            ________

  Total liabilities and shareholders'
    equity		                                $222,287	           $231,704
                                            ========            ========

           	See notes to condensed consolidated financial statements.

<PAGE 5>

                             BROWN & BROWN, INC.


           	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (In thousands)

                                       For the nine months ended September 30,
                                       _______________________________________

	                                               1999          		  1998
                                                ____              ____
      	                                                         (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income	                                   	$20,012	           $17,001
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation	                               		3,078          	 	 2,617
    Amortization                               			5,525          	 	 4,343
    Compensation expense under performance
     stock plan			                                  948            	 	 520
		  Net gains on sales of investments,
     fixed assets and customer accounts	         		(215)              		(6)
    Premiums, commissions and fees receivable,
     decrease	                                  		8,446	           	 2,403
    Other assets, decrease (increase)          			2,128           		(1,479)
	   Premiums payable to insurance companies,
     (decrease) increase	                      		(6,391)           		6,546
    Premium deposits and credits due customers,
     (decrease)                                  		(855)            		(100)
    Accounts payable and accrued expenses,
     increase	                                  		1,229              		697
    Other liabilities, (decrease) increase		    	(1,270)         	     604
                                                _______            _______

NET CASH PROVIDED BY OPERATING ACTIVITIES		   	  32,635		           33,146
                                                _______            _______

CASH FLOWS FROM INVESTING ACTIVITIES
 Additions to fixed assets	                    		(3,326)          		(3,083)
 Payments for businesses acquired, net of
  cash acquired                             	 		(15,574)         		(27,109)
 Proceeds from sales of fixed assets and
  customer accounts		                              	224	              	213
 Purchases of investments		                       	(120)	          	(1,117)
 Proceeds from sales of investments		              	598	              	754
                                                _______             _______

NET CASH USED IN INVESTING ACTIVITIES	        		(18,198)	           (30,342)
                                                _______            ________
CASH FLOWS FROM FINANCING ACTIVITIES
 Payments on long-term debt			                  (16,825)             (7,596)
 Proceeds from long-term debt			                      -	                 42
 Exercise of stock options and issuances
  of stock	                                     		1,664	         	    1,278
 Purchases of stock		                           	(1,152)		           (8,835)
 Shareholder distributions from pooled entities		  (623)	                -
 Cash dividends paid	                         		 (4,469)             (4,009)
                                                 ______             _______

NET CASH USED IN FINANCING ACTIVITIES	          (21,405)		          (19,120)
                                                _______             _______

 Net decrease in cash and cash equivalents	    		(6,968)		          (16,316)
 Cash and cash equivalents at beginning of
  period		                                       42,773		            49,310
                                                _______             _______

CASH AND CASH EQUIVALENTS AT END OF PERIOD		    $35,805	            $32,994
                                                =======             =======

           	See notes to condensed consolidated financial statements.

<PAGE 6>

                              BROWN & BROWN, INC.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                              SEPTEMBER 30, 1999

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

	As more fully described in Note 3 - Acquisitions, the accompanying financial statements for all periods presented have been restated to show the effect of the acquisition of Ampher Insurance, Inc. and Ross Insurance of Florida,
Inc. effective July 20, 1999.

	Certain amounts at December 31, 1998 have been reclassified to be consistent with the current period presentation.

	Results of operations for the three- and nine-month periods ended September
30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

NOTE 2 - BASIC AND DILUTED EARNINGS PER SHARE

	Basic earnings per share is based upon the weighted average number of shares outstanding. Diluted earnings per share is adjusted for the dilutive effect of stock options and other stock equivalents. Earnings per share for the Company is the same on both a basic and a diluted basis.

NOTE 3 - ACQUISITIONS

1999 Purchases
_______________

	During the third quarter of 1999, the Company acquired substantially all of the assets of Burns, Harrelson & Burns Insurance Agency, and Tomborello
Insurance Services, both of Phoenix, Arizona, in addition to acquiring one book of business.

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

	These acquisitions have been accounted for using the purchase method of accounting. Pro forma results of operations for the three- and nine-month periods ended September 30, 1999 and September 30, 1998 resulting from these acquisitions are not materially different from the results of operations as reported. The results of operations for the acquired companies have been combined with those of the Company since their respective acquisition dates.

<PAGE 7>

1998 Purchases
______________

  During the third quarter of 1998, the Company acquired substantially all of the assets of MacMillan-Buchanan Insurance Agency, of Melbourne, Florida; Lake Sumter Insurance, of Wildwood, Florida; Franchini Consolidated Agency, of Albuquerque, New Mexico; Gulfcoast Commercial Insurance, of Naples, Florida; and KRB & Associates, of Houston, Texas.

	During the second quarter of 1998, the Company acquired substantially all Of the assets of the John F. Phillips Insurance Agency, of Prescott, Arizona; Harris Insurance Services, of Las Vegas, Nevada; the Fordham Agency, of St. Petersburg, Florida; Alderman, Click & Co., of Princeton, New Jersey; Zel
Schwanz & Associates, of Phoenix, Arizona; and the Fort Lauderdale, Florida office of Hilb, Rogal and Hamilton Company.

	During the first quarter of 1998, the Company acquired substantially all of the assets of Arizona General Insurance of Tucson, Arizona; Boynton Brothers
Insurance of Perth Amboy, New Jersey; Great Northern Insurance of Phoenix,
Arizona; and the Heine-Miles Insurance Agency of Phoenix, Arizona.

	These acquisitions have also been accounted for using the purchase method of accounting.  The results of operations for the acquired companies have been combined with those of the Company since their respective acquisition dates.
If the acquisitions had occurred at the beginning of the 1998 reporting period, the Company's results of operations would have been as shown in the following table.  These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the 1998 reporting period.


NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1998 (Unaudited)
	(In thousands, except per share data)

Operating revenue                   $121,970
Income before income taxes           28,303
Net income                           17,265
Earnings per share                 $   1.27


1999 Poolings
_____________

 	During the third quarter of 1999, the Company issued 167,328 shares of its common stock in exchange for all of the outstanding stock of Ampher Insurance, Inc. and Ross Insurance of Florida, Inc., related entities located in Sunrise, Florida.

	This acquisition has been recorded using the pooling-of-interests method of accounting. The acquisition was treated as a material transaction and the Company's consolidated financial statements have been restated for this transaction for all prior periods.

1998 Poolings
_____________

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

<PAGE 8>

	These acquisitions have been recorded using the pooling-of-interests method of accounting. The Daniel-James Insurance Agency, Inc. acquisition was determined to be a material transaction and the Company's consolidated financial statements have been restated for this transaction for all prior
periods.  The other three pooling acquisitions   were determined to be
immaterial and the Company's consolidated financial statements have not been restated for these transactions.


NOTE 4 - LONG-TERM DEBT

 	The Company continues to maintain its credit agreement with a major insurance company under which $4 million (the maximum amount available for borrowings) was outstanding at September 30, 1999, at an interest rate equal to the prime lending rate plus one percent (9.25% at September 30, 1999).
In accordance with the amendment to the loan agreement dated August 1, 1998, the available amount will decrease by $1 million each August beginning in 2000.

	The Company also has a revolving credit facility with a national banking institution that provides for available borrowings of up to $50 million, with a maturity date of October 15, 2000. As of September 30, 1999, there were no borrowings against this line of credit.

NOTE 5 - CONTINGENCIES

	The Company is not a party to any legal proceedings other than various claims and lawsuits arising in the normal course of business. Management of the Company does not believe that any such claims or lawsuits will have a material effect on the Company's financial condition or results of operations.

NOTE 6 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION


                    					     For the nine-month period ended September 30,
                                _____________________________________________
(in thousands)        			      		       	1999     		     	1998
                                         ____             ____
Cash paid during the period for:
	Interest                               $   446	         $  745
	Income taxes                             12,021		        10,371


	The Company's significant non-cash investing and financing activities are as follows:
                   					      For the nine-month period ended September 30,
                              _____________________________________________
(in thousands)					                      	1999      		     	1998
                                          ____              ____

Unrealized depreciation of
 available-for-sale	securities net
 of tax benefit of $474 for	1999
 and $2,030 in 1998 	                     $ (741)		        $(3,248)

Long-term debt incurred for
 acquisition of customer	accounts    	     1,277		          3,463

Notes received on the sale of fixed
 assets and	customer accounts	               714		          1,011

Common stock issued in acquisitions	       6,228		         16,945

<PAGE 9>

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


(in thousands)
Nine Months Ended
 September 30, 1999:   Retail   Programs  Service Brokerage  Other   Total
______________________________________________________________________________


Total Revenues         $ 92,159  $17,857  $11,174  $10,690  $ (776)  $131,104


Interest and other
 investment income        1,370      899      165       265   (802)     1,897
Interest expense            745       -        -         -    (355)       390
Depreciation and
 amortization             6,308    1,087      292       718    198      8,603
Income (loss) before
 income taxes            20,847    5,418    1,839     3,714  1,070     32,888


Total assets            147,446   58,652    6,092    25,344 (15,247)  222,287
Capital expenditures      2,338      312      323       181     172     3,326

______________________________________________________________________________

Nine Months Ended
September 30, 1998:      Retail   Programs Service  Brokerage Other   Total
______________________________________________________________________________

 Total Revenues          $ 77,124 $20,009  $10,253  $ 9,997   $ (774) $116,609


Interest and other
 investment income          1,146    1,332      152     301     (436)    2,495
Interest expense               28       -        -       12      372       412
Depreciation and
  amortization              4,858    1,012      237     697      156     6,960
Income (loss) before income
 taxes                     16,883    6,831    1,835   3,604   (1,213)   27,940

Total assets              123,783   59,247    5,285  23,863   (1,177)  211,001
Capital expenditures        2,172      455      262     153       41     3,083
______________________________________________________________________________

<PAGE 10>


ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    				CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
_____________________

	NET INCOME. Net income for the third quarter of 1999 was $7,083,000, or $.52 per share, compared with net income in the third quarter of 1998 of $6,060,000, or $.44 per share, a 17% increase. Net income for the nine months ended September 30, 1999 was $20,012,000, or $1.47 per share, compared with 1998 same-period net income of $17,001,000, or $1.25 per share, an 18% increase.

	COMMISSIONS AND FEES. Commissions and fees for the third quarter of 1999 increased $3,357,000, or 9%, from the same period in 1998. Approximately $2,672,000 of this increase represents revenues from acquired agencies, with the remainder due to new business production. Commissions and fees for the nine months ended September 30, 1999 were $128,476,000 compared to $114,105,000 for the same period in 1998, a 13% increase. The 1999 increase is due to approximately $12,836,000 of revenue from acquired agencies, with the remainder due to new business production.

	INVESTMENT INCOME. Investment income for the three- and nine-month periods ended September 30, 1999 decreased $147,000 and $598,000, respectively, from the same periods in 1998 primarily due to a decrease in available cash to invest.

	OTHER INCOME. Other income primarily includes gains and losses from the sale of customer accounts and other assets. Other income for the third quarter ended September 30, 1999 increased $563,000 over the same period in 1998, due to the sale of certain customer accounts. Other income for the nine-month period ended September 30, 1999 increased $722,000 over the same period in 1998, due primarily to the disposition of the assets of the Company's Charlotte, North Carolina office in the first quarter of 1998, which resulted in a loss of $518,000.

	EMPLOYEE COMPENSATION AND BENEFITS. Employee compensation and benefits increased 7% and 12%, respectively, during the three- and nine-month periods ended September 30, 1999 over the same periods in 1998. These increases primarily relate to the addition of new employees as a result of acquisitions. Employee compensation and benefits as a percentage of total revenue decreased to 51% in both the three- and nine-month periods ended September 30, 1999, compared to 52% for each of the same periods in 1998.

	OTHER OPERATING EXPENSES. Other operating expenses for the third quarter of 1999 increased $428,000, or 6%, over the same period in 1998,
primarily due to acquisitions.   Other operating expenses increased
$1,134,000, or 5%, for the nine months ended September 30, 1999, compared to the same period in 1998, primarily due to acquisitions.
Other operating expenses as a percentage of total revenue decreased to 18% in the third quarter of 1999, compared to 19% in the same period in 1998, and decreased to 19% for the nine months ended September 30, 1999, compared to 20% in the same period in 1998.

	AMORTIZATION. Amortization increased $260,000, or 16%, and $1,181,000, or 27%, for the three- and nine-month periods ended September 30, 1999, respectively, over the same periods in 1998, primarily due to increased amortization from acquisitions.

	INTEREST. Interest decreased $41,000, or 28%, for the third quarter of 1999 over the same period in 1998. Interest decreased $22,000, or 5%, for the nine months ended September 30, 1999 compared to the same period in 1998, primarily due to decreased levels of debt.

<PAGE 11>

LIQUIDITY AND CAPITAL RESOURCES
________________________________

	The Company's cash and cash equivalents of $35,805,000 at September 30, 1999 decreased by $6,968,000 from $42,773,000 at
December 31, 1998. For the nine-month period ended September 30, 1999, operating activities provided $32,635,000 of cash. From both this amount and existing cash balances, $16,825,000 was used for payments on long-term debt, $15,574,000 was used to acquire businesses, $4,469,000 was used for payments of dividends, and $3,326,000 was used for additions to fixed assets. The current ratio at September 30, 1999 was 0.93, compared to 1.03 as of December 31, 1998.

	The Company has a revolving credit agreement with a major insurance company under which up to $4 million presently may be borrowed at an interest rate equal to the prime lending rate plus one percent (9.25% at September 30, 1999). The amount of available credit will decrease by $1 million each year beginning in August 2000 until the facility expires in August 2003. As of September 30, 1999, the maximum amount of borrowings was outstanding. The Company also has a revolving credit facility with a national banking institution that provides for available borrowings of up to $50 million, with a maturity date of October, 2000. As of September 30, 1999, there were no borrowings against this line of credit. The Company believes that its existing cash, cash equivalents, short-term investments portfolio, funds generated from operations and available credit facility borrowings are sufficient to satisfy its normal financial needs.

YEAR 2000 DATE CONVERSION
_________________________

	Year 2000 issues relate to system failures or errors resulting from computer programs and embedded computer chips that utilize dates with only two digits instead of four digits to represent a year. A data field with two digits representing a year may result in an error or failure due to the system's inability to recognize "00" as the year 2000.

	The Company has evaluated and identified the risks of failure of its information and financial systems that may be adversely affected by Year 2000 issues. Earlier this year, the Company concluded that it must be "core compliant" with respect to the operations of its agency management system and all attendant hardware, software and communications systems. As defined by the Company, core compliance means (i) the ability for the agency management system and related systems to correctly process information in their usual and intended manner on and after January 1, 2000, and (ii) the ability to accurately retrieve information that is stored in the system prior to January 1, 2000.

	The Company has substantially completed the testing and implementation of its core compliance strategy. To date, approximately $550,000 has been expended in systems upgrades directly relating to Year 2000 issues. Any additional amounts needed to finalize any remaining upgrades are not expected to be material in nature.

	 Based on its assessments and testing, the Company believes that it will not experience any material disruption as a result of Year 2000 issues in processing information, interfacing with key vendors, or with processing orders and billing.  However, the Year 2000 issue creates risk for the
Company from unforeseen problems in its own computer systems and from systems of third parties on which the Company relies. Accordingly, the
Company has requested assurances from software vendors from which it has purchased or from which it may purchase software that the software sold to the Company will continue to correctly process date information through 2000 and beyond.  In addition, the Company has questioned its independent brokers and insurance carriers as to their progress in identifying and addressing problems that their computer systems may experience in correctly processing date information as the year 2000 approaches and thereafter.  However, there are no assurances that the Company will identify all date-handling problems in its business systems or that the Company will be able to successfully remedy Year 2000 compliance issues that are discovered.

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

<PAGE 12>

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

					Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest, foreign currency exchange rates, and equity prices.  The Company is exposed to market risk through its revolving credit line and some of its investments; however, such risk is not considered to be material as of September 30, 1999.


<PAGE 13>

                             BROWN & BROWN, INC.
                             ___________________
                         PART II - OTHER INFORMATION
                         ___________________________

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

ITEM 2 - CHANGE IN SECURITIES AND USE OF PROCEEDS

	Effective July 20, 1999, the Company acquired all of the outstanding shares of two related entities - Ampher Insurance, Inc. (Ampher) and Ross Insurance of Florida, Inc. (Ross). In exchange for all of the outstanding stock of Ampher and Ross, the Company issued 167,328 shares of the Company's common stock to the former shareholders of those agencies. The Company's shares were offered and sold privately and no underwriting was involved.

	The Company issued the shares without registration under the Securities Act of 1993 (the "Act"). The Company relied upon the exemptions set forth in Section 4(2) of the Act and Rule 506 of Regulation D, promulgated thereunder. In the transaction, the Company (i) made available to the purchasers the information required by Rule 502(b) of Regulation D,
(ii) did not offer the shares by means of any advertisement, general solicitation or other means proscribed by Rule 502(c) of Regulation D,
(iii) informed the purchasers of the limitations on resale of the shares and placed an appropriate restrictive legend on the share certificates, and
(iv) filed a notice on Form D with the Securities and Exchange Commission within 15 days after the sale. The Company shares were offered privately by the Company to fewer than 35 purchasers and the Company reasonably believed that each purchaser (or representative of such purchaser) had such knowledge and experience in financial and business matters that he was capable of evaluating the merits and risks of the prospective investment.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)	     EXHIBITS

        	Exhibit 3a  -	Amended and Restated Articles of Incorporation
                       (incorporated by reference to Exhibit 3a to
                       Form 10-Q for the quarter ended March 31,	1999)

        	Exhibit 3b  -	Amended and Restated Bylaws (incorporated by
                       reference to Exhibit 3b to Form 10-K for the year ended December 31, 1996)

        	Exhibit 4b  -	Rights Agreement, dated as of July 30, 1999,
                       between the Company and	First Union National
                       Bank, as Rights Agent (incorporated by reference
                     		to Exhibit 4.1 to Form 8-K filed on August 2, 1999).

        	Exhibit 10k -	Rights Agreement, dated as of July 30, 1999,
                       between the Company and	First Union National Bank,
                       as Rights Agent (incorporated by reference
                     		to Exhibit 4.1 to Form 8-K filed on August 2, 1999).

        	Exhibit 11  - Statement re:  Computation of Basic and Diluted
                       Earnings Per Share

        	Exhibit 27  -	Financial Data Schedule (for SEC use only)

(b)	     The Company filed a report on Form 8-K on August 2, 1999 to reflect the Company's adoption of a Shareholder Rights Plan on July 29,
         1999.  No financial statements were filed as part of the report.

<PAGE 14>

                               SIGNATURES
                               ____________

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                						BROWN & BROWN, INC.


     Date:  November 5, 1999 	     		 /S/ JEFFREY R. PARO
                                     _____________________________________
                               						Jeffrey R. Paro, Vice President,
                               						Chief Financial Officer and Treasurer
                               						(duly authorized officer, principal
                                      financial officer and principal
                                      accounting officer)