Form 10-K
period 1999-12-31
BROWN & BROWN INC
filed 2000-03-15
CIK 79282

BROWN & BROWN, INC.

                     FORM 10-K ANNUAL REPORT
              FOR THE YEAR ENDED DECEMBER 31, 1999

                             PART I

ITEM 1.        BUSINESS

GENERAL

      Brown & Brown, Inc. (the "Company") is a general insurance agency headquartered in Daytona Beach and Tampa, Florida that resulted from an April 28, 1993 business combination involving Poe & Associates, Inc. ("Poe") and Brown & Brown, Inc. ("Brown"). Poe was incorporated in 1958 and Brown commenced business in 1939. The name of the Company following the 1993 combination was Poe & Brown, Inc. and was changed to Brown & Brown, Inc. in 1999.

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

<PAGE 2>

although to a lesser degree, through the present.   The
effect of this softness in rates on the Company's revenues has been somewhat offset by the Company's acquisitions and new business production. The Company cannot predict the timing or extent of premium pricing changes as a result of market fluctuations or their effect on the Company's operations in the future.

      The  Company's  activities are conducted  in  20  locations throughout Florida, three locations each in Arizona and New Mexico and in eight additional locations in California, Georgia, Indiana, New Jersey, Nevada, Ohio, Pennsylvania and Texas. Because the Company's business is concentrated in Florida, the occurrence of adverse economic conditions or an adverse regulatory climate in Florida could have a materially adverse effect on its business, although the Company has not encountered such conditions in the past.

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

      The following table sets forth a summary of (i) the commission and fee revenues realized from each of the Company's operating divisions for each of the three years in the period ended December 31, 1999 (in thousands of dollars), and (ii) the percentage of the Company's total commission and fee revenues represented by each division for each of such periods:



                             1997     %      1998      %      1999      %
                           ________  _____ ________  _____  ________  _____
Retail Division(1)         $ 88,141  63.8% $103,516  66.5%  $121,383  70.4%
National Programs Division   24,845  18.0    25,043  16.1     21,983  12.7
Service Division             12,150   8.8    13,818   8.9     14,716   8.5
Brokerage Division           12,976   9.4    13,200   8.5     14,464   8.4
                           ________  _____ ________  _____  ________  _____
   Total                   $138,112   100% $155,577   100%  $172,546   100%
                           ========  ===== ========  =====  ========  =====

(1) Numbers and percentages for 1997 and 1998 have been restated to give effect to the Company's acquisition of the outstanding stock of the Daniel-James Insurance Agency in 1998, and the 1999 acquisition of the outstanding stock of each of Ampher Insurance, Ross Insurance of Florida, and Signature Insurance Group, as well as the outstanding partnership interests of C,S & D Partnership.

RETAIL DIVISION

      The Company's Retail Division operates in eleven states and
employs   approximately  950  persons.   The   Company's   retail
insurance  agency  business consists  primarily  of  selling  and

<PAGE 3>

marketing property and casualty insurance coverages to commercial, professional and, to a limited extent, individual customers. The categories of insurance principally sold by the Company are: CASUALTY insurance relating to legal liabilities, workers' compensation, commercial and private passenger automobile coverages, and fidelity and surety insurance; and PROPERTY insurance against physical damage to property and resultant interruption of business or extra expense caused by fire, windstorm or other perils. The Company also sells and services all forms of group and individual life, accident, health, hospitalization, medical and dental insurance programs. Each category of insurance is serviced by insurance specialists employed by the Company.

      No material part of the Company's retail business depends upon a single customer or a few customers. During 1999, fees and commissions received from the Company's largest single Retail Division customer represented less than one percent of the Retail Division's total commission and fee revenues.

      In connection with the selling and marketing of insurance coverages, the Company provides a broad range of related services to its customers, such as risk management surveys and analysis, consultation in connection with placing insurance coverages, and claims processing. The Company believes these services are important factors in securing and retaining customers.

NATIONAL PROGRAMS DIVISION

      The Company's National Programs Division tailors insurance products to the needs of a particular professional or trade group, negotiates policy forms, coverages and commission rates with an insurance company and, in certain cases, secures the formal or informal endorsement of the product by a professional association or trade group. Programs are marketed and sold primarily through a national network of independent agencies that solicit customers through advertisements in association publications, direct mailings and personal contact. The Company also markets a variety of these products through certain of its retail offices. Under agency agreements with the insurance companies that underwrite these programs, the Company often has authority to bind coverages, subject to established guidelines, to bill and collect premiums and, in some cases, to process claims.

      The Company is committed to ongoing market research and development of new proprietary programs. The Company employs a variety of methods, including interviews with members of various professional and trade groups to which the Company does not presently offer insurance products, to assess the coverage needs of such professional associations and trade groups. If the initial market research is positive, the Company studies the existing and potential competition and locates potential carriers for the program. A proposal is then submitted to and negotiated with a selected carrier and, in some instances, a professional or trade association from which endorsement of the program is sought. New programs are introduced through written communications, personal visits with agents, placements of advertising in trade publications and, where appropriate, participation in trade shows and conventions.


<PAGE 4>

      PROFESSIONAL GROUPS. The professional groups serviced by the National Programs Division include dentists, lawyers, physicians, optometrists and opticians, architects and engineers. Set forth below is a brief description of the programs offered to these major professional groups.

     - DENTISTS:   The largest program marketed by the  National
Programs  Division  is a package insurance policy  known  as  the
Professional   Protector   Plan(R),  which  provides   comprehensive
coverage   for   dentists,  including  practice  protection   and
professional liability. This program, initiated in 1969, is endorsed by a number of state and local dental societies, and is
offered  nationally.   The  Company believes  that  this  program
presently insures approximately 22% of the eligible practicing dentists within the Company's marketing territories.

     -  LAWYERS:    The   Company   began   marketing   lawyers'
professional liability insurance in 1973, and the national Lawyer's Protector Plan(R) was introduced in 1983. The program is presently offered in 35 states, the District of Columbia and Puerto Rico.

     - PHYSICIANS:   The Company markets professional  liability
insurance  for  physicians,  surgeons,  and  other  health   care
providers  through  a  program known as the Physicians  Protector
Plan(R).   The  program, initiated in 1980, is currently offered  in
nine states.

     - OPTOMETRISTS AND OPTICIANS: The Optometric Protector Plan(R) was created in 1973 to provide optometrists and opticians with a package of practice and professional liability coverage. This program insures optometrists and opticians in all 50 states, the District of Columbia and Puerto Rico. The Company believes that this program presently insures approximately 25% of the eligible optometrists within the Company's marketing territories.

     - ARCHITECTS AND ENGINEERS: The Architects & Engineers Protector Plan(R) provides professional liability coverage for landscape architects in all 50 states. The program also provides coverage to other classes of architects and engineers in seven states.

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

<PAGE 5>

     - WHOLESALERS & DISTRIBUTORS PREFERRED PROGRAM.(R) Introduced in 1997, this program provides stabilized property and casualty protection for businesses principally engaged in the wholesale-distribution industry. This program replaced the Company's prior wholesaler-distributor program, which was terminated in 1997 when
the   Company   severed  its  relationship  with   the   National
Association of Wholesaler-Distributors.

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

     - FOOD PROCESSORS PREFERRED PROGRAM. This program, introduced in 1998, provides property and casualty insurance protection for businesses involved in the handling and processing of various foods.

     - AUCTION INSURANCE PROTECTOR PLAN. Also introduced in 1998, this program is designed to meet the property and casualty insurance needs of the wholesale automobile auction industry.

SERVICE DIVISION

      The  Service Division consists of two separate  components:
(i) insurance and related services as a third-party administrator ("TPA") and consultant for employee health and welfare benefit plans, and (ii) insurance and related services providing comprehensive risk management and third-party administration to self-funded workers' compensation plans.

      In connection with its employee benefit plan administrative services, the Service Division provides TPA services and consulting related to benefit plan design and costing, arrangement for the placement of stop-loss insurance and other employee benefit coverages, and settlement of claims. The Service Division provides utilization management services such as pre-admission review, concurrent/retrospective review, pre-treatment review of certain non-hospital treatment plans, and medical and psychiatric case management. In addition to the administration of self-

<PAGE 6>

funded health care plans, the Service Division offers administration of flexible benefit plans,including plan design, employee communication, enrollment and reporting.

      The Service Division's workers' compensation TPA services include risk management services such as loss control, claim administration, access to major reinsurance markets, cost containment consulting, and services for secondary disability and subrogation recoveries.

      The Service Division provides workers' compensation TPA services for approximately 2,400 employers representing more than $3.2 billion of employee payroll. The Company's largest workers' compensation contract represents approximately 62% of the Company's workers' compensation TPA revenues, or approximately 2.8% of the Company's total commission and fee revenues.

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

      The Company has a 75% ownership interest in Florida Intracoastal Underwriters, Limited Company ("FIU") of Miami Lakes, Florida. FIU is a managing general agency that specializes in providing insurance coverages for coastal and inland high-value condominiums and apartments. FIU has developed a unique reinsurance facility to support the underwriting activities associated with these risks. In 1999, the Company established Champion Underwriters, a separate business division based in Ft. Lauderdale, Florida, specializing in the marketing and selling of excess and surplus commercial insurance. In January of 2000, the Company formed Peachtree Special Risk Brokers, an excess and surplus lines property insurance subsidiary headquartered in Atlanta.

EMPLOYEES

      At December 31, 1999, the Company had 1,370 full-time equivalent employees. The Company has contracts with its sales employees that include provisions restricting their right to solicit the Company's customers after termination of employment with the Company. The enforceability of such contracts varies from state to state depending upon state statutes, judicial decisions and factual circumstances. The majority of these contracts are terminable by either party; however, the agreements not to solicit the Company's customers generally continue for a period of two or three years after employment termination.

<PAGE 7>

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

      A number of insurance companies are engaged in the direct sale of insurance, primarily to individuals, and do not pay commissions to agents and brokers. In addition, the Internet has become a source for direct placement of personal lines business. To date, such direct writing has had relatively little effect on the Company's operations, primarily because the Company's Retail Division is commercially oriented.

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

ITEM 2.   PROPERTIES

     The Company leases its executive offices, which are located at 220 South Ridgewood Avenue, Daytona Beach, Florida 32114, and 401 East Jackson Street, Suite 1700, Tampa, Florida 33602. The Company also leases offices in the following cities: Phoenix, Arizona; Prescott, Arizona; Tucson, Arizona; Oakland, California; Brooksville, Florida; Ft. Lauderdale, Florida; Ft. Myers, Florida; Jacksonville, Florida; Leesburg, Florida; Maitland, Florida; Melbourne, Florida; Miami, Florida; Miami Lakes, Florida; Monticello, Florida; Naples, Florida; Orlando, Florida; Perry, Florida; St. Petersburg, Florida; Sarasota, Florida; West Palm Beach, Florida; Winter Haven, Florida; Atlanta, Georgia; Indianapolis, Indiana; Las Vegas, Nevada; Clark, New Jersey; Albuquerque, New Mexico; Roswell, New Mexico; Taos, New Mexico; Philadelphia, Pennsylvania; and Houston, Texas.

     The  Company's  operating leases expire  on  various  dates.
These leases generally contain renewal options and escalation clauses based on increases in the lessors' operating expenses and

<PAGE 8>

other charges. The Company expects that most leases will be renewed or replaced upon expiration. See Note 12 of the "Notes to Consolidated Financial Statements" in the Company's 1999 Annual Report to Shareholders for additional information on the Company's lease commitments.

     At December 31, 1999, the Company owned buildings located in Ocala, Florida and Perrysburg, Ohio, having aggregate book values of $724,000 and $479,000, respectively, including improvements. There is an outstanding mortgage on the Ocala building of $690,000. There are no outstanding mortgages on the Perrysburg building.

ITEM 3.   LEGAL PROCEEDINGS

      On January 19, 2000, a complaint was filed in the Superior Court of Henry County, Georgia captioned GRESHAM & ASSOCIATES, INC. VS. ANTHONY T. STRIANESE, ET AL. The complaint names the Company and certain of its subsidiaries and affiliates, and certain of their employees, as defendants. The complaint alleges, among other things, that the Company tortiously interfered with the contractual relationship between the plaintiff and certain
of  its  employees.    The plaintiff  alleges that the Company hired
such persons and actively encouraged them to violate the restrictive covenants contained in their employment agreements with plaintiff. The complaint seeks compensatory damages from the Company with respect to each of the two employees in amounts "not less than $750,000," and seeks punitive damages for alleged intentional wrongdoing in an amount "not less than $10,000,000." The complaint also seeks a declaratory judgment regarding the enforceability of the restrictive covenants in the employment agreements and an injunction prohibiting the violation
of those agreements.   The  Company  believes that it has
meritorious defenses to each of the claims asserted by the plaintiff and is contesting this action vigorously.

      The Company is involved in various other pending or threatened proceedings by or against the Company or one or more of its subsidiaries that involve routine litigation relating to insurance risks placed by the Company and other contractual matters. Management of the Company does not believe that any of such pending or threatened proceedings will have a materially adverse effect on the consolidated financial position or future operations of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the Company's fourth quarter ended December 31, 1999.

                             PART II

ITEM 5.   MARKET   FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
          STOCKHOLDER MATTERS

     The  Company's common stock is traded on the New York  Stock
Exchange under the symbol "BRO." The number of shareholders of record as of March 3, 2000 was 716, and the closing price per share on that date was $32.94.

<PAGE 9>

     The table below sets forth information for each quarter in the last two fiscal years concerning (i) the high and low sales prices for the Company's common stock, and (ii) cash dividends declared per share. The stock prices and dividend rates reflect the three-for-two stock split effected by the Company on February 27, 1998.

                      STOCK PRICE RANGE              CASH
                                                     DIVIDENDS
                       HIGH   -   LOW                PER SHARE
                     __________________              _________

1999
First quarter        $38.44      $29.31               $0.11
Second quarter        38.00       30.38                0.11
Third quarter         39.44       33.19                0.11
Fourth quarter        40.63       30.75                0.13

1998
First quarter        $38.50      $28.75               $0.10
Second quarter        39.38       32.00                0.10
Third quarter         42.50       35.00                0.10
Fourth quarter        39.00       32.63                0.11


ITEM 6.   SELECTED FINANCIAL DATA

     Information under the caption "Financial Highlights" on the inside front cover page of the Company's 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF   FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     Information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18-21 of the Company's 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE  AND QUALITATIVE DISCLOSURES ABOUT  MARKET
          RISK

     Market  risk  is  the  potential loss arising  from  adverse changes in market rates and prices, such as interest, foreign currency exchange rates, and equity prices. The Company is exposed to market risk through its revolving credit line and some of its investments; however, such risk is not considered to be material as of December 31, 1999.

<PAGE 10>

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of Brown & Brown, Inc. and its subsidiaries, together with the report thereon of Arthur Andersen LLP appearing on pages 22-38 of the Company's 1999 Annual Report to Shareholders, are incorporated herein by reference.

ITEM 9.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS   ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information contained under the captions "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" on pages 4-6 of the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

       Information contained under the caption "Executive Compensation" on pages 7-9 of the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders is incorporated herein by reference; provided, however, that the report of the Compensation Committee on executive compensation, which begins on page 10 thereof, shall not be deemed to be incorporated herein by reference.

ITEM 12.  SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL  OWNERS  AND
          MANAGEMENT

     Information contained under the caption "Security  Ownership of  Management and Certain Beneficial Owners" on pages 2-3 of the
Company's  Proxy  Statement  for  its  2000  Annual  Meeting   of
Shareholders is incorporated herein by reference.

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information   contained   under  the   caption   "Executive
Compensation -- Compensation Committee Interlocks and Insider Participation" on page 9 of the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders is incorporated herein by reference.

<PAGE 11>

                             PART IV

ITEM 14.  EXHIBITS,  FINANCIAL STATEMENT SCHEDULES,  AND  REPORTS
          ON FORM 8-K

     (a) The following documents are filed as part of this report:

     1.   Consolidated  Financial  Statements  of  Brown   &
          Brown, Inc. (incorporated herein by reference from pages 22-38 of the Company's 1999 Annual Report to
          Shareholders) consisting of:

          (a) Consolidated Statements of Income for each of the three years in the period ended December
               31, 1999.

          (b)  Consolidated Balance Sheets as of December
               31, 1999 and 1998.

          (c)  Consolidated  Statements of  Shareholders'
               Equity for each of the three years in the period ended December 31, 1999.

          (d) Consolidated Statements of Cash Flows for each of the three years in the period ended
               December 31, 1999.

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

<PAGE 12>

           4a  Second   Amendment   to   Revolving   Loan
               Agreement, dated as of October 15, 1998, between the Registrant and SunTrust Bank, Central Florida, N.A. (incorporated by reference to
               Exhibit  4a  to  Form  10-K  for  the  year  ended
               December 31, 1998).

           4b  Rights  Agreement, dated  as  of  July  30,
               1999,   between  the  Company  and   First   Union
               National Bank, as Rights Agent (incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 2, 1999).

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

        10b(1) Loan   Agreement  between  Continental
               Casualty  Company and the Registrant dated  August
               23,  1991  (incorporated by reference  to  Exhibit
               10d  to Form 10-K for the year ended December  31,
               1991).

        10b(2) Extension  to  Loan  Agreement,  dated
               August   1,  1998,  between  the  Registrant   and
               Continental  Casualty  Company  (incorporated   by
               reference to Exhibit 10c(2) to Form 10-Q for the quarter ended September 30, 1998).

          10c  Indemnity Agreement dated January 1, 1979,
               among the Registrant, Whiting National Management, Inc., and Pennsylvania Manufacturers' Association Insurance Company (incorporated by reference to Exhibit 10g to Registration Statement No. 33-58090 on Form S-4).

          10d  Agency  Agreement dated  January  1,  1979
               among the Registrant, Whiting National Management, Inc., and Pennsylvania Manufacturers' Association Insurance Company (incorporated by reference to Exhibit 10h to Registration Statement No. 33-58090 on Form S-4).

        10e(1) Deferred Compensation Agreement,  dated
               May  6,  1998,  between Brown &  Brown,  Inc.  and
               Kenneth  E.  Hill  (incorporated by  reference  to
               Exhibit  10l  to Form 10-Q for the  quarter  ended
               September 30, 1998).

        10e(2) Letter Agreement, dated May 6, 1998, between Brown & Brown, Inc. and Kenneth E. Hill
               (incorporated by reference to Exhibit 10m to  Form
               10-Q for the quarter ended September 30, 1998).

<PAGE 13>

         10f   Employment Agreement, dated as of July 29,
               1999,  between the Registrant and J.  Hyatt  Brown
               (filed herewith).

         10g   Portions  of  Employment Agreement,  dated
               April  28, 1993 between the Registrant and Jim  W.
               Henderson  (incorporated by reference  to  Exhibit
               10m  to Form 10-K for the year ended December  31,
               1993).

         10h   Employment Agreement, dated  May  6,  1998
               between   the  Registrant  and  Kenneth  E.   Hill
               (incorporated by reference to Exhibit 10k to  Form
               10-Q for the quarter ended September 30, 1998).

         10i   Registrant's   Stock   Performance   Plan
               (incorporated  by  reference  to   Exhibit   4   to
               Registration Statement No. 333-14925 on Form S-8).

         10j   Rights  Agreement, dated as  of  July  30,
               1999,   between  the  Company  and   First   Union
               National Bank, as Rights Agent (incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 2, 1999).

         11    Statement  Re:  Computation  of  Basic  and
               Diluted Earnings Per Share.

         13 Portions of Registrant's 1999 Annual Report to Shareholders (not deemed "filed" under the Securities Exchange Act of 1934, except for those portions specifically incorporated by reference herein).

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

                              BROWN & BROWN, INC.
                              Registrant


                              By:            *
                                 __________________________________
                                     J. Hyatt Brown
                                     CHIEF EXECUTIVE OFFICER

Date:  March 15, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

     Signature             Title                               Date


     *
______________________     Chairman  of the Board, President   March 15, 2000
J. Hyatt Brown               and Chief Executive Officer
                             (Principal Executive Officer)

     *
_______________________    Director                            March 15, 2000
Samuel P. Bell, III

     *
______________________     Director                           March 15, 2000
Bradley Currey, Jr.

     *
______________________     Director                           March 15, 2000
Jim W. Henderson

     *
______________________     Director                           March 15, 2000
David H. Hughes

     *
______________________     Director                          March 15, 2000
Theodore J. Hoepner

     *
______________________     Director                          March 15, 2000
Toni Jennings

     *
_____________________      Director                          March 15, 2000
Jan E. Smith

     *
_____________________      Vice President, Treasurer and     March  15, 2000
Cory T. Walker              Chief Financial Officer (Principal
                            Financial and Accounting Officer)



*By:      /S/ LAUREL L. GRAMMIG
     ______________________________
          Laurel L. Grammig
          Attorney-in-Fact
