Form 10-Q
period 2000-03-31
BROWN & BROWN INC
filed 2000-05-15
CIK 79282

<PAGE 1>

                            FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 2000.
                               or

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(d)  OF
           THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ________

Commission file number 0-7201.


                      BROWN & BROWN, INC.

     (Exact name of Registrant as specified in its charter)

              FLORIDA                            59-0864469
    ________________________________      ________________________________
    (State or other jurisdiction of       (I.R.S. Employer Identification
     incorporation or organization)         Number)

   220 S. RIDGEWOOD AVE., DAYTONA BEACH, FL             32114
   ________________________________________           ____________
   (Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code:  (904)  252-9601


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
ninety (90) days.    Yes  X    No
                         ____     _____
The number of shares of the Registrant's common stock, $.10 par value, outstanding as of May 10, 2000, was 13,677,059.

<PAGE 2>

                       BROWN & BROWN, INC.

                       INDEX TO FORM 10-Q
              FOR THE QUARTER ENDED MARCH 31, 2000

                                                                     PAGE
                                                                     ____
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)

          Condensed Consolidated Statements of Income for the
          three months ended March 31, 2000 and 1999                 3

          Condensed Consolidated Balance Sheets as of March 31,
          2000 and December 31, 1999                                 4

          Condensed Consolidated Statements of Cash Flows for
          the three months ended March 31, 2000 and 1999             5

          Notes  to  Condensed Consolidated Financial Statements     6

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                     8

    Item 3.  Quantitative and Qualitative  Disclosures  About
             Market Risk                                             10

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                       11

    Item 6.  Exhibits and Reports on Form 8-K                        11

SIGNATURES                                                           12


<PAGE 3>

ITEM 1:  FINANCIAL STATEMENTS


                       BROWN & BROWN, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED)
              (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                FOR THE THREE MONTHS
                                                  ENDED MARCH 31,
                                                2000              1999
                                                                (Restated)
REVENUES

  Commissions and fees                          $ 48,676          $ 44,905
  Investment income                                  901               589
  Other income                                       505                40
                                                ________          ________
   Total revenues                                 50,082            45,534

EXPENSES

  Employee compensation and benefits              24,894            22,994
  Other operating expenses                         8,976             8,284
  Amortization                                     2,120             1,891
  Interest                                           143               194
                                                ________           _______
   Total expenses                                 36,133            33,363
                                                ________           _______

  Income before income taxes                      13,949            12,171
  Income taxes                                     5,510             4,808
                                                ________           _______

NET INCOME                                      $  8,439           $ 7,363

Other comprehensive income, net of tax:
 Unrealized loss on securities:
  Unrealized holding loss arising during
  period, net of tax benefit of $1,143 in
  2000 and $334 in 1999                         $ (1,787)          $ (522)
                                                _________          ________

Comprehensive Income                            $  6,652           $  6,841
                                                ========           ========

Basic and diluted earnings per share            $   0.62           $   0.53
                                                ========           ========

Dividends declared per share                    $   0.13           $   0.11
                                                ========           ========

Diluted shares outstanding                        13,685             13,765


        See notes to condensed consolidated financial statements.

<PAGE 4>



                       BROWN & BROWN, INC.

             CONDENSED CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)
                         (IN THOUSANDS)

                                            MARCH 31,      DECEMBER 31,
                                              2000             1999
                                            _________      ____________
ASSETS
 Cash and cash equivalents                  $ 47,669       $ 37,459
 Short-term investments                          350            481
 Premiums,commissions and fees receivable     66,940         67,783
 Other current assets                          6,185          7,214
                                            --------       --------
   Total current assets                      121,144        112,937

 Fixed assets, net                            13,721         14,337
 Intangible  assets, net                     101,528         91,813
 Investments                                   6,649          9,449
 Other assets                                  5,599          6,627
                                            ________       ________

  Total assets                              $248,641       $235,163
                                            ========       ========

LIABILITIES

 Premiums payable to insurance companies    $ 98,649       $ 87,737
 Premium deposits and credits due customers    5,618          7,771
 Accounts payable and accrued expenses        22,835         20,458
 Current portion  of long-term debt            2,616          3,548
                                            ________       ________
  Total current liabilities                  129,718        119,514

 Long-term debt                                3,872          3,909
 Deferred   income taxes                         435          1,578
 Other liabilities                             6,592          7,136
                                            ________       ________
  Total liabilities                          140,617        132,137
                                            ________       ________

SHAREHOLDERS' EQUITY

 Common stock, par value $.10 per share:
  authorized 70,000 shares; issued 13,677
  shares at 2000 and 13,720 at 1999            1,368          1,372
 Retained earnings                           103,521         96,732
 Accumulated  other comprehensive income       3,135          4,922
                                            ________       ________
  Total shareholders'equity                  108,024        103,026
                                            ________       ________

  Total liabilities and shareholders'
    equity                                  $248,641       $235,163
                                            ========       ========

          See notes to condensed consolidated financial statements.


<PAGE 5>

                       BROWN & BROWN, INC.


         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                         (IN THOUSANDS)

                                         For the three months ended March 31,
                                                     2000          1999
                                                                  (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                           $  8,439     $  7,363
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                          1,096        1,036
  Amortization                                          2,120        1,891
  Compensation expense under stock performance plan       124          316
  Net gains on sales of investments, fixed assets
    and customer accounts                                (610)          (2)
  Premiums, commissions and fees receivable, decrease     843        8,071
  Other assets, decrease (increase)                     2,057         (686)
  Premiums payable to insurance companies,
    increase                                           10,912        4,886
  Premium  deposits and credits due customers,
    decrease                                           (2,153)        (668)
  Accounts payable and accrued expenses, increase       2,377        1,612
  Other liabilities, decrease                            (544)        (970)
                                                     ________      _______
NET CASH PROVIDED BY OPERATING ACTIVITIES              24,661       22,849
                                                     ________      _______

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to fixed assets                              (1,083)      (2,305)
Payments for businesses acquired, net of
  cash acquired                                       (11,708)     (10,068)
Proceeds from sales of fixed assets and
  customer accounts                                     1,055           25
Purchases of investments                                   (3)         (60)
Proceeds from sales of investments                        169           62
                                                     ________      ________
NET CASH USED IN INVESTING ACTIVITIES                 (11,570)     (12,346)
                                                     ________      ________

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on long-term debt                              (1,103)     (13,041)
Proceeds from long-term debt                              -          2,389
Exercise of stock options and issuances of stock          -             (1)
Shareholder distributions from pooled entities            -            (82)
Cash dividends paid                                    (1,778)      (1,485)
                                                     ________     ________
NET CASH USED IN FINANCING ACTIVITIES                  (2,881)     (12,220)
                                                     ________     ________

Net increase (decrease) in cash and cash equivalents   10,210       (1,717)
Cash and cash equivalents at beginning of period       37,459       42,825
                                                     ________     ________

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $ 47,669     $ 41,108
                                                     ========     ========

          See notes to condensed consolidated financial statements.

<PAGE 6>

                       BROWN & BROWN, INC.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

NOTE 1 - BASIS OF FINANCIAL REPORTING

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

       The accompanying financial statements for all periods presented have been restated to give effect to the acquisition of Ampher Insurance, Inc. and Ross Insurance of Florida, Inc., effective July 20, 1999, and the acquisition of Signature Insurance Group, Inc., and all of the outstanding general partnership interests in C, S & D, effective November 10, 1999.

     These transactions have been accounted for under the pooling-of-interests method of accounting, and accordingly, the Company's condensed consolidated financial statements have been restated for all periods prior to the acquisitions to include the results of operations, financial positions and cash flows of those acquisitions.

     Results of operations for the three-month period ended March
31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

NOTE 2 - BASIC AND DILUTED EARNINGS PER SHARE

      Basic earnings per share is based upon the weighted average number of shares outstanding. Diluted earnings per share is adjusted for the dilutive effect of stock options. Earnings per share for the Company is the same on both a basic and a diluted basis.

NOTE 3 - ACQUISITIONS

      During the first quarter of 2000, the Company acquired substantially all of the assets of Risk Management Associates, Inc., of Fort Lauderdale, Florida, and Program Management Services, Inc., of Altamonte Springs, Florida. In addition, the Company acquired several books of business.

      During the first quarter of 1999, the Company acquired substantially all of the assets of the Daytona Beach, Florida office of Hilb, Rogal & Hamilton Company; The Insurance Center of Roswell, Inc. in Roswell, New Mexico; and Chancy-Stoutamire, Inc., with offices in Monticello and Perry, Florida. The Company also acquired all of the outstanding shares of the Bill Williams Agency, Inc. of St. Petersburg, Florida, in the first quarter of 1999.

<PAGE 7>

      These  acquisitions  have  been  accounted  for  using  the purchase method of accounting. Pro forma results of operations for the three months ended March 31, 2000 and March 31, 1999 resulting from these acquisitions were not materially different from the results of operations as reported. The results of operations for the acquired companies have been combined with those of the Company since their respective acquisition dates.

NOTE 4 - LONG-TERM DEBT

      The Company continues to maintain its credit agreement with a major insurance company under which $4 million (the maximum amount available for borrowings) was outstanding at March 31, 2000, at an interest rate equal to the prime lending rate plus one percent (10.0% at March 31, 2000). In accordance with the amendment to the loan agreement dated August 1, 1998, the
available  amount  will  decrease  by  $1  million  each   August
beginning in 2000.

      The  Company  also has a revolving credit facility  with  a national banking institution which provides for available borrowings of up to $50 million, with a maturity date of October, 2000. As of March 31, 2000, there were no borrowings against this line of credit.

NOTE 5 - CONTINGENCIES

      The Company is not a party to any legal proceedings other than various claims and lawsuits arising in the normal course of business. Management of the Company does not believe that any such claims or lawsuits will have a material effect on the Company's financial condition or results of operations.

NOTE 6 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                               FOR THE THREE-MONTH PERIOD ENDED MARCH 31,
                               __________________________________________
(IN THOUSANDS)                               2000             1999
                                             ____             ____

Cash paid during the period for:
   Interest                                 138               206
   Income taxes                             881               285



      The Company's significant non-cash investing and financing activities are as follows:

                                FOR THE THREE-MONTH PERIOD ENDED MARCH 31,
                                __________________________________________
(IN THOUSANDS)                                 2000          1999
                                               ____          ____
Unrealized depreciation of available-for-sale
 securities net of tax benefit of $1,143
 in  2000  and $334 in 1999                    $  (1,787)    $  (522)

Long-term debt issued for acquisition
 of customer accounts                                134       1,277

Notes received on the sale of fixed assets and
 customer accounts                                    -         640

Common stock (cancelled)/issued in acquisitions       -         (70)

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


(IN THOUSANDS)
THREE MONTHS ENDED    Retail    Programs  Service  Brokerage  Other   Total
MARCH 31, 2000:
_____________________________________________________________________________

Total Revenues        $ 34,781 $ 5,336    $4,074   $ 5,540    $   351 $ 50,082
______________

Interest and other         509     271        60       176       (115)     901
 investment income
Interest expense           293      -          -        -        (150)     143
Depreciation and         2,321     345       100       375         75    3,216
 amortization
Income (loss) before     8,851   1,722       534     2,034        808   13,949
 income taxes

Total assets           156,998  54,135     5,729    51,070    (19,291) 248,641
Capital expenditures       484     117       232       208         42    1,083

_____________________________________________________________________________
(RESTATED)
THREE MONTHS ENDED    Retail    Programs  Service   Brokerage  Other    Total
MARCH 31, 1999:
_____________________________________________________________________________

Total Revenues        $ 31,975  $ 5,923   $3,643    $ 4,306    $ (313) $45,534

Interest and other         473      308       54         87      (333)     589
 investment income
Interest expense           275       -       -          -         (81)     194
Depreciation and         2,176      353       97       236         65    2,927
 amortization
Income (loss) before     7,786    1,690      566     1,748        381   12,171
income taxes

Total assets           144,056   57,963    5,675    32,045     (6,749) 232,990
Capital expenditures     1,074       90      211        76         97    1,548
_____________________________________________________________________________


ITEM 2:   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF   FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
_____________________

      NET  INCOME.  Net income for the first quarter of 2000  was
$8,439,000, or $.62 per share, compared with net income  in  the first  quarter of 1999 of $7,363,000, or $.53 per  share,  a  17%
increase on a per share basis.

<PAGE 9>

      COMMISSIONS AND FEES. Commissions and fees for the first quarter of 2000 increased $3,771,000, or 8%, from the same period in 1999. Approximately $1,621,000 of this increase represents revenues from acquired agencies, with the remainder due to new and renewal business production.

      INVESTMENT INCOME. Investment income for the first quarter of 2000 increased $312,000 from the same period in 1999, primarily due to the sale of common stock investments.

      OTHER INCOME. Other income primarily includes gains and losses from the sale of customer accounts and other assets. Other income for the three-month period ended March 31, 2000 increased $465,000 over the same period in 1999, primarily due to the gain on sale of the building occupied by the Company's Toledo, Ohio office.

      EMPLOYEE COMPENSATION AND BENEFITS. Employee compensation and benefits increased 8% during the first quarter of 2000 over the same period in 1999. This increase primarily relates to the addition of new employees as a result of acquisitions. Employee compensation and benefits as a percentage of total revenue decreased to 50% in the first quarter of 2000, compared with 51% incurred in the same period in 1999.

      OTHER OPERATING EXPENSES. Other operating expenses for the first quarter of 2000 increased $692,000, or 8%, over the same period in 1999, primarily due to acquisitions. Other operating expenses as a percentage of total revenue for the first quarter of 2000 remained constant at 18% compared to the same period in 1999.

      AMORTIZATION.    Amortization increased $229,000,  or  12%,
over the same period in 1999, primarily due to increased amortization from acquisitions.

      INTEREST.    Interest decreased $51,000, or 26%,  over  the
same period in 1999, primarily due to lower levels of incurred debt.

LIQUIDITY AND CAPITAL RESOURCES
_______________________________

      The Company's cash and cash equivalents of $47,669,000 at March 31, 2000 increased by $10,210,000 from $37,459,000 at
December 31, 1999. During the first quarter of 2000, $24,661,000 of cash was provided from operating activities. From both this amount and existing cash balances, $11,708,000 was used to acquire businesses, $1,778,000 was used for payment of dividends, $1,103,000 was used for payments on long-term debt, and $1,083,000 was used for additions to fixed assets. The current ratio at March 31, 2000 was 0.93, compared with 0.94 at December 31, 1999.

      The Company has a revolving credit agreement with a major insurance company under which up to $4 million presently may be borrowed at an interest rate equal to the prime lending rate plus one percent (10.0% at March 31, 2000). The amount of available credit will decrease by $1 million each year beginning in August 2000 in accordance with the August 1, 1998 amendment to the original loan agreement. As of March 31, 2000, the maximum amount of borrowings was outstanding. The Company also has a revolving credit facility with a national banking institution that provides for available borrowings of up to $50 million, with a maturity date of October, 2000. As of March 31, 2000, there were no borrowings against this line of credit. The Company believes that its existing cash, cash equivalents, short-term investments portfolio, funds generated from operations, and available credit facility borrowings are sufficient to satisfy its normal financial needs.

<PAGE 10>

FORWARD-LOOKING STATEMENTS

      From time to time, the Company may publish "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance of future revenues or earnings, business prospects, projected acquisitions or ventures, new products or services, anticipated market performance, compliance costs, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to:
(i)   competition  from  existing  insurance  agencies  and   new
participants and their effect on pricing of premiums; (ii) changes in regulatory requirements that could affect the cost of doing business; (iii) legal developments affecting the litigation experience of the insurance industry; (iv) the volatility of the securities markets; (v) the potential occurrence of a major natural disaster in certain areas of the State of Florida, where the Company's business is concentrated; and (vi) general economic conditions. The Company does not undertake any obligation to publicly update or revise any forward-looking statements.

ITEM  3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT  MARKET RISK

   Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest, foreign currency exchange rates, and equity prices. The Company is exposed to market risk through its revolving credit line and some of its investments; however, such risk is not considered to be material as of March 31, 2000.

<PAGE 11>
                       BROWN & BROWN, INC.

                   PART II - OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS

      On January 19, 2000, a complaint was filed in the Superior Court of Henry County, Georgia, captioned GRESHAM & ASSOCIATES, INC. VS. ANTHONY T. STRIANESE, ET AL. The complaint names the Company and certain of its subsidiaries and affiliates, and two of their employees, as defendants. The complaint alleges, among other things, that the Company tortiously interfered with the contractual relationship between the plaintiff and certain of its employees. The plaintiff alleges that the Company hired such persons and actively encouraged them to violate the restrictive covenants contained in their employment agreements with plaintiff. The complaint seeks compensatory damages from the Company with respect to each of the two employees in amounts "not less than $750,000," and seeks punitive damages for alleged intentional wrongdoing in an amount "not less than $10,000,000." The Company has never been served in this action. The complaint also sought a declaratory judgment regarding the enforceability of the restrictive covenants in the employment agreements and an injunction prohibiting the violation of those agreements. The plaintiff subsequently dismissed these claims, as well as its claims of breach of contract against the two individual employees named as defendants. Those individuals, and Peachtree Special Risk Brokers, LLC, an affiliate of the Company named as a defendant in this action, have filed counterclaims against the plaintiff, seeking damages, and seeking a declaratory judgment holding that the restrictive covenants in the employment agreements are not enforceable. The Company believes that it has meritorious defenses to each of the claims remaining in this action, and intends to contest this action vigorously.

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

           Exhibit 3b  - Amended  and  Restated  Bylaws (incorporated by reference to Exhibit 3b to Form
                         10-K for the year ended December 31, 1996)

           Exhibit 4b  - Rights Agreement, dated as of July
                         30, 1999, between the Company and
                         First  Union National Bank,  as  Rights
                         Agent (incorporated by reference
                         to  Exhibit  4.1 to Form 8-K  filed  on
                         August 2, 1999)

          Exhibit 11   - Statement re:  Computation of Basic and
                         Diluted Earnings Per Share

          Exhibit  27  - Financial Data Schedule (for SEC use only)

     (b) There were no reports filed on Form 8-K during the quarter ended March 31, 2000.


<PAGE 12>

                           SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              BROWN & BROWN, INC.




Date: May 12, 2000            /S/ CORY T. WALKER
                             _______________________________
                              CORY T. WALKER
                              VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                               AND TREASURER
                              (duly authorized officer, principal financial
                                officer and principal accounting officer