Form 10-Q
period 2000-06-30
BROWN & BROWN INC
filed 2000-08-15
CIK 79282

<PAGE 1>

                            FORM 10-Q
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 2000.
                               or

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(d)  OF
          THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _______ to _________

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

The number of shares of the registrant's common stock, $.10 par value, outstanding as of August 11, 2000, was 14,120,542.

<PAGE 2>
                       BROWN & BROWN, INC.

                              INDEX

                                                                      PAGE
PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements (Unaudited)

          Condensed Consolidated Statements of Income for the three
          and  six  months  ended  June  30,  2000  and  1999          3


          Condensed Consolidated Balance Sheets as of June 30,
          2000 and December 31, 1999                                  4

          Condensed Consolidated Statements of Cash Flows for
          the  six  months  ended  June  30,  2000  and  1999         5

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

<PAGE 3>



ITEM 1:  FINANCIAL STATEMENTS


                       BROWN & BROWN, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED)
              (IN THOUSANDS, EXCEPT PER SHARE DATA)

                               FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                  ENDED JUNE 30,         ENDED JUNE 30,
                                ________________         _______________
                                2000      1999           2000     1999
                                ____      ____           ____     ____
                                         (RESTATED)              (RESTATED)
REVENUES                                 __________              __________

Commissions and fees           $47,771   $44,028         $98,017  $ 90,474
Investment   income                725       604           1,644     1,205
Other income                        65       117             576       140
                               _______   _______        ________   _______
  Total revenues                48,561    44,749         100,237    91,819
                               _______   _______        ________   _______
EXPENSES

Employee compensation and
  benefits                      25,710    23,847          51,543    47,771
Other operating expenses         9,244     9,642          18,599    18,467
Amortization                     2,099     1,851           4,223     3,746
Interest                           139       195             313       407
                              ________   _______        ________  ________
 Total expenses                 37,192    35,535          74,678    70,391
                              ________   _______        ________  ________
Income before income taxes      11,369     9,214          25,559    21,428
Income taxes                     4,492     3,658          10,096     8,503
                              _______    _______        ________  ________
NET INCOME                    $ 6,877    $ 5,556        $ 15,463  $ 12,925
                              _______    _______        ________  ________
Other comprehensive income,
 net of tax: Unrealized
 (loss) gain on securities:
  Unrealized holding  (loss)
  gain, net of tax benefit
  of $163 and tax effect of
  $305 for the three-month
  periods ended June 30, 2000
  and 1999, respectively, and
  net of tax benefit of $1,306
  and $28 for the six-month
  periods ended June 30, 2000
  and 1999, respectively.       (255)       478          (2,042)       (44)
                             _______    _______         _______    _______
Comprehensive Income         $ 6,622    $ 6,034         $13,421    $12,881
                             =======    =======         =======    =======
Basic and diluted earnings
 per share                   $  0.49    $   .40         $  1.11    $   .92
                             =======    =======         =======    =======
Dividend declared per share  $  0.13    $  0.11         $  0.26    $  0.22
                             =======    =======         =======    =======


         See notes to condensed consolidated financial statements.


<PAGE 4>


                       BROWN & BROWN, INC.

              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)
                         (IN THOUSANDS)

                                           JUNE 30,       DECEMBER 31,
                                            2000           1999
                                            ____           _____
                                                          (RESTATED)
ASSETS
 Cash and cash equivalents                 $43,770       $ 39,006
 Short-term investments                        359            680
 Premiums,commissions and fees receivable   70,788         67,996
 Other current assets                        6,113          7,730
                                          ________       ________
   Total current assets                    121,030        115,412

 Fixed assets, net                          14,343         15,047
 Intangible  assets, net                   101,637         91,851
 Investments                                 6,273          9,489
 Other assets                                6,513          6,957
                                          ________       ________
   Total assets                           $249,796       $238,756
                                          ========       ========
LIABILITIES
 Premiums payable to insurance companies  $100,764       $ 90,442
 Premium deposits and credits due
  customers                                  5,970          7,771
 Accounts payable and accrued expenses      18,252         20,843
 Current portion  of long-term debt          2,126          3,714
                                          ________       ________
   Total current liabilities               127,112        122,770

  Long-term debt                             3,699          4,690
  Deferred income taxes                        325          1,660
  Other liabilities                          6,286          7,136
                                          ________       ________
   Total liabilities                       137,422        136,256
                                          ________       ________
SHAREHOLDERS' EQUITY
Common stock, par value $.10 per share:
 authorized 70,000 shares;issued 14,061
 shares at 2000 and 13,992 shares at 1999    1,406          1,399
Retained earnings                          108,088         96,179
Accumulated  other comprehensive income      2,880          4,922
                                          ________       ________
   Total shareholders' equity              112,374        102,500
                                          ________       ________
   Total liabilities and shareholders'
      equity                              $249,796       $238,756
                                          ========       ========

         See notes to condensed consolidated financial statements.


<PAGE 5>


                       BROWN & BROWN, INC.


         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                         (IN THOUSANDS)

                                       FOR THE SIX MONTHS ENDED JUNE 30,
                                       _________________________________
                                          2000            1999
                                          ____            ____
                                                          (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                              $ 15,463          $ 12,925
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
   Depreciation                            2,274             2,044
   Amortization                            4,223             3,746
   Compensation expense under
    performance stock plan                   246               631
   Net loss on sales of investments,
    fixed assets and customer accounts      (589)              (14)
   Premiums, commissions and fees
     receivable, (increase) decrease      (2,792)            9,342
   Other assets, decrease (increase)       2,061              (818)
   Premiums payable to insurance
    companies increase (decrease)         10,322            (2,345)
   Premium  deposits and credits due
     customers,  decrease                 (1,801)           (1,077)
   Accounts payable and accrued expenses,
    (decrease)   increase                 (2,591)            4,046
   Other liabilities, decrease              (879)           (1,311)
                                         _______           _______
NET CASH PROVIDED BY OPERATING ACTIVITIES 25,937            27,169
                                         _______           _______
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to fixed assets                 (2,168)           (2,942)
Payments for businesses acquired,
  net of cash acquired                   (14,012)          (11,574)
Proceeds  from  sales  of  fixed
 assets and customer   accounts            1,058                49
Purchases ofinvestments                      (59)              (71)
Proceeds from sales ofinvestments            377               108
                                        ________          ________
NET CASH USED IN INVESTING ACTIVITIES    (14,804)          (14,430)
                                        ________          ________
CASH FLOWS FROM FINANCING ACTIVITIES
Payment on long-term debt                 (2,813)          (14,254)
Proceeds from long-term debt                   -             2,389
Shareholder distribution from pooled
 entities                                      -              (255)
Cash dividends paid                       (3,556)           (2,968)
                                        ________          ________
NET CASH USED IN FINANCING ACTIVITIES     (6,369)          (15,088)
                                        ________          ________
Net increase (decrease) in cash and
 cash equivalents                          4,764            (2,349)
Cash and cash equivalents at beginning
 of period                                39,006            43,940
                                        ________          ________
CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                              $ 43,770          $ 41,591
                                        ========          ========

     See notes to condensed consolidated financial statements.

<PAGE 6>
                       BROWN & BROWN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF FINANCIAL REPORTING

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the audited consolidated financial statements and the notes for the year ended December 31, 1999.

      The accompanying financial statements for all periods presented have been restated to give effect to the acquisition of Ampher Insurance, Inc. and Ross Insurance of Florida, Inc., effective July 20, 1999; the acquisition of Signature Insurance Group, Inc. and all of the outstanding general partnership interests in C, S and D, effective November 10, 1999; and the acquisition of Bowers, Schumann and Welch, effective June 2, 2000.

      These  acquisitions  have  been  accounted  for  using  the purchase method of accounting. Pro forma results of operations for the three- and six-month periods ended June 30, 2000 and June 30, 1999 resulting from these acquisitions are not materially different from the results of operations as reported. The results of operations for the acquired companies have been combined with those of the Company

     These transactions have been accounted for under the pooling-of-interests method of accounting, and accordingly, the Company's condensed consolidated financial statements have been restated for all periods prior to the acquisitions to include the results of operations, financial positions and cash flows of those acquisitions.

      Results of operations for the three- and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

NOTE 2 - BASIC AND DILUTED EARNINGS PER SHARE

      Basic earnings per share is based upon the weighted average number of shares outstanding. Diluted earnings per share includes the dilutive effect of stock options. Earnings per share for the Company is the same on both a basic and a diluted basis.

NOTE 3 - ACQUISITIONS

2000 PURCHASES

      During  the  second quarter of 2000, the  Company  acquired substantially  all of the assets of Amerisys,  Inc.,  of  Oviedo,
Florida.   In  addition, the Company acquired  several  books  of
business.

<PAGE 7>

      During the first quarter of 2000, the Company acquired substantially all of the assets of Risk Management Associates, Inc., of Fort Lauderdale, Florida, and Program Management Services, Inc., of Altamonte Springs, Florida. In addition, the Company acquired several books of business.

      These  acquisitions  have  been  accounted  for  using  the purchase method of accounting. Pro forma results of operations for the three- and six-month periods ended June 30, 2000 and June 30, 1999 resulting from these acquisitions are not materially different from the results of operations as reported. The results of operations for the acquired companies have been combined with those of the Company since their respective acquisition dates.

1999 PURCHASES

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

      These  acquisitions  have  been  accounted  for  using  the purchase method of accounting. Pro forma results of operations for the three- and six-month periods ended June 30, 2000 and June 30, 1999 resulting from these acquisitions are not materially different from the results of operations as reported. The results of operations for the acquired companies have been combined with those of the Company since their respective acquisition dates.

2000 POOLINGS

      During the second quarter of 2000, the Company issued 271,794 shares of its common stock for all of the outstanding stock of Bowers, Schumann & Welch, a New Jersey corporation with offices in Washington, New Jersey and Bethlehem, Pennsylvania.

      This acquisition has been recorded using the pooling-of-interests method of accounting. The acquisition was treated as a material transaction and the Company's consolidated financial statements have been restated for this transaction for all prior periods.

1999 POOLINGS

     The Company did not make any acquisitions using the pooling-of-interests method of accounting during either the first or second quarter of 1999.

NOTE 4 - LONG-TERM DEBT

      The Company continues to maintain its credit agreement with a major insurance company under which $4 million (the maximum amount available for borrowings) was outstanding at June 30, 2000, at an interest rate equal to the prime lending rate plus one percent (10.50% at June 30, 2000). In accordance with the amendment to the loan agreement dated August 1, 1998, the
available  amount  will  decrease  by  $1  million  each   August
beginning in 2000.

<PAGE 8>

      The  Company  also has a revolving credit facility  with  a national banking institution that provides for available borrowings of up to $50 million, with a maturity date of October, 2000. As of June 30, 2000, there were no borrowings against this line of credit.

NOTE 5 - CONTINGENCIES

      The Company is not a party to any legal proceedings other than various claims and lawsuits arising in the normal course of business. Management of the Company does not believe that any such claims or lawsuits will have a material effect on the Company's financial condition or results of operations.

NOTE 6 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                     FOR THE SIX-MONTH PERIOD ENDED JUNE 30,
                                     ________________________________________
(IN THOUSANDS)                                  2000               1999
                                                ____               ____
Cash paid during the period for:
   Interest                                     $  332             $  400
   Income taxe                                   8,960              7,293


      The Company's significant non-cash investing and financing activities are as follows:

                                  FOR  THE SIX-MONTH PERIOD ENDED JUNE 30,
                                  ________________________________________
(IN THOUSANDS)                                  2000             1999
                                               _____             ____
Unrealized holding loss on of
 available-for-sale securities,
 net of tax benefit of $1,306 for
 2000 and $28 in 1999                          $(2,042)         $  (44)

Long-term debt incurred for
 acquisition of customer accounts                  234           1,277

Notes received on the sale of
 fixed assets and customer accounts                  -             640

Common stock (canceled)/issued in acquisitions       -            (130)

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

      Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes corporate-related items and income and expenses not allocated to reportable segments.

(in thousands)
Six Months Ended
 June 30, 2000:          Retail  Programs   Service  Brokerage  Other Total
______________________________________________________________________________

Total Revenues          $ 70,565 $ 10,220 $  8,919 $ 10,653 $  (120)  $100,237

Interest and other
 investment income         1,054     654       131      346    (541)     1,644
Interest expense             836       8        -        -     (531)       313
Depreciation and
 amortization              4,747     636       212      750     152      6,497
Income (loss) before
 income taxes             16,248   3,072     1,230    3,475   1,534     25,559

Total assets             161,505  52,255     4,822   52,061 (20,847)   249,796
Capital expenditures         809     331       222      723      83      2,168

______________________________________________________________________________
Six Months Ended June
 30, 1999:              Retail   Programs   Service  Brokerage  Other   Total
______________________________________________________________________________
Total Revenues         $ 66,855   $ 10,832  $ 7,366 $ 7,403   $ (637) $ 91,819

Interest and other
  investment income         988        596      109     171     (659)    1,205
Interest expense            620         -        -       -      (213)      407
Depreciation and
  amortization            4,271        718      194     475      132     5,790
Income (loss) before
  income taxes           14,948      2,418    1,190   2,632      240    21,428

Total assets            157,198     54,133    5,840  28,547  (12,187)  233,531
Capital expenditures      2,212        174      288     134      134     2,942

______________________________________________________________________________


<PAGE 10>

ITEM  2:    MANAGEMENT'S  DISCUSSION AND  ANALYSIS  OF  FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      NET INCOME. Net income for the second quarter of 2000 was $6,877,000, or $.49 per share, compared with net income in the second quarter of 1999 of $5,556,000, or $.40 per share, a 24% increase. Net income for the six months ended June 30, 2000 was $15,463,000, or $1.11 per share, compared with 1999 same-period net income of $12,925,000, or $.92 per share, a 20% increase.

      COMMISSIONS AND FEES. Commissions and fees for the second quarter of 2000 increased $3,743,000, or 9% from the same period in 1999. Approximately $1,730,000 of this increase represents revenues from acquired agencies, with the remainder due to new and renewal business production. Commissions and fees for the six months ended June 30, 2000 were $98,017,000 compared to $90,474,000 for the same period in 1999, an 8% increase. The increase is due to approximately $3,352,000 of revenue from acquired agencies, with the remainder due to new and renewal business production.

     INVESTMENT INCOME. Investment income for the second quarter and six-month period ended June 30, 2000 increased $121,000 and $439,000, respectively, from the same periods in 1999 primarily due to an increase in available cash to invest and the sale of common stock investments.

      OTHER INCOME. Other income primarily includes gains and losses from the sale of customer accounts and other assets. Other income for the second quarter ended June 30, 2000 decreased $52,000 over the same period in 1999. Other income for the six-month period ended June 30, 2000 increased $436,000 over the same period in 1999, primarily due to the gain on sale of the building occupied by the Company's Toledo, Ohio office.

      EMPLOYEE COMPENSATION AND BENEFITS. Employee compensation and benefits increased 8% during both the three-month and six-month periods ended June 30, 2000 over the same periods in 1999. These increases primarily relate to the addition of new employees as a result of acquisitions. Employee compensation and benefits as a percentage of total revenue for the second quarter of 2000 remained constant at 53% compared to the same period last year, and decreased to 51% for the six months ended June 30, 2000, compared to 52% in the same period last year.

      OTHER OPERATING EXPENSES. Other operating expenses for the second quarter of 2000 decreased $398,000, or 4%, over the same period in 1999, primarily due to certain one-time expenses associated with acquisitions during the second quarter of 1999. Other operating expenses increased $132,000, or 1%, for the six months ended June 30, 2000, compared to the same period in 1999, primarily due to acquisitions. Other operating expenses as a percentage of total revenue decreased to 19% in the second quarter of 2000, compared to 22% in the same period in 1999, and decreased to 19% for the six months ended June 30, 2000, compared to 20% in the same period in 1999.

      AMORTIZATION.  Amortization increased $248,000, or 13%, and
$477,000, or 13%, for the three-month and six-month periods ended
June 30, 2000, respectively, over the same periods in 1999, primarily due to increased amortization from acquisitions.

<PAGE 11>



      INTEREST. Interest expense decreased $56,000, or 29%, for the second quarter of 2000 over the same period in 1999. Interest expense decreased $94,000, or 23%, for the six months ended June 30, 2000 compared to the same period in 1999, primarily due to fluctuations in the amount outstanding under the Company's line of credit and payoffs of acquisition related debt.

LIQUIDITY AND CAPITAL RESOURCES

      The  Company's cash and cash equivalents of $43,770,000  at
June  30,  2000  increased  by  $4,764,000  from  $39,006,000  at
December 31, 1999. For the six-month period ended June 30, 2000, operating activities provided $25,937,000 of cash. From both this amount and existing cash balances, $14,012,000 was used to acquire businesses, $3,556,000 was used for payments of dividends, $2,813,000 was used for payments on long-term debt, and $2,168,000 was used for additions to fixed assets. The current ratio at June 30, 2000 was 0.95 compared to 0.94 as of December 31, 1999.

      The Company has a revolving credit agreement with a major insurance company under which up to $4 million presently may be borrowed at an interest rate equal to the prime lending rate plus one percent (10.50% at June 30, 2000). The amount of available credit will decrease by $1 million each year beginning in August 2000 until the facility expires in August 2004. As of June 30, 2000, the maximum amount of borrowings was outstanding. The Company also has a revolving credit facility with a national banking institution that provides for available borrowings of up to $50 million, with a maturity date of October, 2000. As of June 30, 2000, there were no borrowings against this line of credit. The Company believes that its existing cash, cash equivalents, short-term investments portfolio, funds generated from operations and available credit facility borrowings are sufficient to satisfy its normal financial needs.

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

<PAGE 12>

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest, foreign currency exchange rates, and equity prices. The Company is exposed to market risk through its revolving credit line and some of its investments; however, such risk is not considered to be material as of June 30, 2000.


<PAGE 13>

                       BROWN & BROWN, INC.

                   PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     As more fully discussed in the Company's report on Form 10-Q for the quarter ended March 31, 2000, on January 19, 2000, a complaint was filed in the Superior Court of Henry County, Georgia, captioned GRESHAM & ASSOCIATES, INC. VS. ANTHONY T. STRIANESE, ET AL. No material developments have occurred in this action since the filing of that Form 10-Q by the Company.

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

ITEM 2 - CHANGE IN SECURITIES AND USE OF PROCEEDS

      Effective June 2, 2000, the Company acquired all of the outstanding shares of Bowers, Schumann and Welch (BSW). In exchange for all of the outstanding stock of BSW, the Company issued 271,794 shares of the Company's common stock to the former shareholders of that agency. The Company's shares were offered and sold privately and no underwriting was involved.

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

<PAGE 14>

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The  Company's Annual Meeting of Shareholders was  held  on
April  21,  2000.   At  the  Annual  Meeting,  two  matters  were
submitted to a vote of security holders.  Those matters were:

1.   THE ELECTION OF EIGHT DIRECTORS

      The number of votes cast for, withheld or abstaining with respect to the election of each of the directors is set forth below:

                                                       Abstain/
                                   For                 Withheld
                                  __________           _________
          J. Hyatt Brown           11,261,933          479,493
          Samuel P. Bell, III      11,288,194          453,232
          Bradley Currey, Jr.      11,288,233          453,193
          Jim W. Henderson         11,288,133          453,293
          Theodore J. Hoepner      11,288,233          453,193
          David H. Hughes          11,288,233          453,193
          Toni Jennings            11,288,133          453,293
          Jan E. Smith             11,288,233          453,193


      There were no broker non-votes with respect to the election of directors.

2.   THE  PROPOSAL  TO  ADOPT THE COMPANY'S 2000 INCENTIVE  STOCK
     OPTION PLAN FOR EMPLOYEES

      The number of votes cast for, against or abstaining with respect to the proposal to adopt the 2000 Incentive Stock Option
Plan For Employees is set forth below:

          For                        11,106,873
          Against                       630,778
          Abstain                         3,775


 ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     Exhibit 3a  -  Amended and Restated Articles of
                    Incorporation (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 2000)

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

<PAGE 15>

    Exhibit 10  -  2000  Incentive  Stock  Option  Plan  for Employees

    Exhibit  11 -  Statement re:  Computation  of  Basic  and
                   Diluted Earnings Per Share

    Exhibit  27 -  Financial Data Schedule (for  SEC  use only)

(b) There were no reports filed on Form 8-K during the quarter ended June 30, 2000.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              BROWN & BROWN, INC.





  August 14, 2000              /S/ CORY T. WALKER
                              ___________________________________
                              CORY T. WALKER, VICE PRESIDENT,
                              CHIEF FINANCIAL OFFICER AND TREASURER
                              (duly authorized officer, principal financial
                                officer and principal accounting officer)