Form 10-Q
period 2000-09-30
BROWN & BROWN INC
filed 2000-11-13
CIK 79282

14

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2000.

                               or

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(d)  OF
          THE SECURITIES EXCHANGE ACT OF 1934
For  the transition period from  ______________ to _______________

Commission file number 0-7201.


                      BROWN & BROWN, INC.
     (Exact name of Registrant as specified in its charter)


           FLORIDA                                59-0864469
____________________________________      ___________________________________
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
    incorporation or  organization)
(I.R.S. Employer Identification No.)

220 S. RIDGEWOOD AVE., DAYTONA BEACH, FL             32114
_________________________________________  ________________________________
(Address of principal executive offices)          (Zip Code)

                                 (904) 252-9601
     ____________________________________________________
     (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X    No ___
        ____

The  number of shares of the Registrant's common stock, $.10  par
value  per  share,  outstanding  as  of  November  7,  2000   was
28,439,631.

<PAGE 2>
                       BROWN & BROWN, INC.

                              INDEX


                                                                   PAGE
PART I.   FINANCIAL INFORMATION                                     ____


  Item 1.  Financial Statements (Unaudited)

           Condensed Consolidated Statements of Income for the
           three and nine months ended September 30, 2000 and
           1999                                                    3

           Condensed Consolidated Balance Sheets as of
           September 30, 2000 and December 31, 1999                4

           Condensed Consolidated Statements of Cash Flows for
           the  nine months ended September 30, 2000 and  1999     5

           Notes to Condensed Consolidated Financial Statements    6


  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                     10

  Item 3.  Quantitative and Qualitative Disclosures about
           Market Risk                                             12

PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings                                       13

  Item 6.  Exhibits and Reports on Form 8-K                        13

SIGNATURES                                                         14

<PAGE 3>

ITEM 1:  FINANCIAL STATEMENTS


                       BROWN & BROWN, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED)
              (IN THOUSANDS, EXCEPT PER SHARE DATA)

                               FOR THE THREE MONTHS     FOR THE NINE MONTHS
                               ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                               2000        1999         2000      1999

REVENUES

 Commissions and fees          $48,985     $43,719      $147,002  $134,193
 Investment income                 910         796         2,554     2,001
 Other income                      160         665           736       805
                               _______     _______      ________  ________
  Total revenues                50,055      45,180       150,292   136,999
                               _______     _______      ________  ________

EXPENSES

 Employee compensation and
   benefits                     25,539      23,290        77,082    71,062
 Other operating expenses        7,387       7,566        23,712    23,890
 Depreciation                    1,178       1,091         3,452     3,235
 Amortization                    2,124       1,918         6,347     5,664
 Interest                          110         170           423       576
                               _______     _______       _______   _______
  Total expenses                36,338      34,035       111,016   104,427
                               _______     _______       _______   _______

 Income before income taxes     13,717      11,145        39,276    32,572
 Income taxes                    5,281       4,313        15,377    12,816
                               _______     _______       _______   _______

NET INCOME                       8,436       6,832        23,899    19,756
                               _______     _______       _______   _______

 Other comprehensive income,
   net of tax:
 Unrealized holding gain
  (loss), net of tax effect
  of $297 and tax benefit of
  $446 for the three-month
  periods ended September 30,
  2000 and 1999, respectively,
  and net of tax benefits of
  $1,009 and $474 for the
  nine-month periods ended
  September  30, 2000 and
  1999, respectively               465        (697)      (1,578)       (741)
                              ________     _______     ________    ________
 Comprehensive Income         $  8,901     $ 6,135     $ 22,321    $ 19,015
                              ========     =======     ========    ========

 Basic and diluted earnings
  per share                   $   0.30     $  0.24     $   0.85    $   0.70
                              ========     =======     ========    ========

 Dividend declared per share  $  0.065     $ 0.055     $  0.195    $  0.165
                              ========     =======     ========    ========
 Weighted average diluted
  shares outstanding            28,212      27,966       28,024      28,028
                              ========     =======     ========    ========


          See notes to condensed consolidated financial statements.

<PAGE 4>



                       BROWN & BROWN, INC.

             CONDENSED CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)
             (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                      SEPTEMBER 30,      DECEMBER 31,
                                        2000               1999

ASSETS
 Cash and cash equivalents            $ 48,370           $ 39,006
 Short-term investments                    363                680
 Premiums, commissions and fees
  receivable, less allowance for
  doubtful accounts of $0 at 2000
  and $0 at 1999                        72,060             67,996
 Other current assets                    9,033              7,730
                                      ________           ________
   Total current assets                129,826            115,412

 Fixed assets, net                      14,254             15,047
 Intangible assets, net                101,185             91,851
 Investments                             7,035              9,489
 Other assets                            6,154              6,957
                                      ________           ________

   Total assets                       $258,454           $238,756
                                      ========           ========

LIABILITIES

 Premiums payable to insurance
  companies                           $ 96,165           $ 90,442
 Premium deposits and credits due
   customers                             7,390              7,771
 Accounts payable and accrued
   expenses                             21,637             20,843
 Current portion of long-term debt       2,336              3,714
                                      ________           ________

   Total current liabilities           127,528            122,770


  Long-term debt                         2,759              4,690
  Deferred income taxes                    823              1,660
  Other liabilities                      6,445              7,136
                                      ________           ________
     Total liabilities                 137,555            136,256
                                      ________           ________

SHAREHOLDERS' EQUITY

 Common stock, par value $.10 per
  share; authorized 70,000 shares;
  issued 28,329 shares at 2000 and
  27,984 shares at 1999                  2,833             2,798
 Retained earnings                     114,721            94,780
 Accumulated other comprehensive
  income                                 3,345             4,922
                                      ________          ________
    Total shareholders' equity         120,899           102,500
                                      ________          ________

    Total liabilities and
     shareholders' equity             $258,454          $238,756
                                      ========          ========

        See notes to condensed consolidated financial statements.

<PAGE 5>
                        BROWN & BROWN, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                           (IN THOUSANDS)


                                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                  2000           1999

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                       $ 23,899       $ 19,756
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
 Depreciation                                        3,452          3,235
 Amortization                                        6,347          5,664
 Compensation expense under
   performance stock plan                              361            948
 Net gains on sales of investments,
   fixed assets and customer accounts                 (588)          (215)
 Premiums, commissions and fees
  receivable, (increase) decrease                   (4,064)         9,546
 Other assets, increase                               (500)            (8)
 Premiums  payable to insurance
  companies, increase  (decrease)                    5,723         (6,322)
 Premium deposits and credits due
  customers, (decrease)                               (381)          (855)
 Accounts payable and accrued expenses, increase       794            951
 Other liabilities, (decrease)                        (519)        (1,284)
                                                  ________       ________
NET CASH PROVIDED BY OPERATING ACTIVITIES           34,524         31,416
                                                  ________       ________

CASH FLOWS FROM INVESTING ACTIVITIES
 Additions to fixed assets                          (3,159)        (4,039)
 Payments for businesses acquired,
  net of cash acquired                             (15,314)       (15,666)
 Proceeds from sales of fixed assets
  and customer accounts                                959            224
 Purchases of investments                              (64)          (120)
 Proceeds from sales of investments                    377            636
                                                  ________       ________
NET CASH USED IN INVESTING ACTIVITIES              (17,201)       (18,965)
                                                  ________       ________

CASH FLOWS FROM FINANCING ACTIVITIES
 Payments on long-term debt                         (3,920)      (17,075)
 Proceeds from long-term debt                           -          2,389
 Exercise of stock options and issuances of stock    1,734         1,664
 Purchases of stock                                   (381)       (1,152)
 Shareholder distributions from pooled entities         -           (623)
 Cash dividends paid                                (5,392)       (4,469)
                                                   _______      ________

NET CASH USED IN FINANCING ACTIVITIES               (7,959)      (19,266)
                                                   _______      ________

 Net increase (decrease) in cash and cash
  equivalents                                        9,364        (6,815)
 Cash and cash equivalents at beginning of period   39,006        43,940
                                                  ________      ________

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $ 48,370      $ 37,125
                                                  ========      ========


         See notes to condensed consolidated financial statements.

<PAGE 6>

                      BROWN & BROWN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                          SEPTEMBER 30, 2000

NOTE 1 - BASIS OF FINANCIAL REPORTING

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited, condensed, and consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

      The accompanying financial statements for all periods presented have been restated to give effect to the acquisition of Ampher Insurance, Inc. and Ross Insurance of Florida, Inc., effective July 20, 1999; the acquisition of Signature Insurance Group, Inc., and all of the outstanding general partnership interests in C, S & D, effective November 10, 1999; and the acquisition of Bowers, Schumann and Welch, effective June 2, 2000.

     The acquisitions described above have been accounted for under the pooling-of-interests method of accounting, and accordingly, the Company's condensed consolidated financial statements have been restated for all periods prior to the acquisitions to include the results of operations, financial positions and cash flows of those acquisitions.

     Results of operations for the three- and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

NOTE 2 - BASIC AND DILUTED EARNINGS PER SHARE

     All share and per-share information in the financial statements has been adjusted to give effect to the 2-for-1 common stock split which became effective on August 23, 2000.

     Basic earnings per share is based upon the weighted average number of shares outstanding. Diluted earnings per share includes the dilutive effect of stock options. Earnings per share for the Company for all periods presented is the same on both a basic and a diluted basis.

NOTE 3 - ACQUISITIONS

2000 PURCHASES

     During the third quarter of 2000, the Company acquired substantially all of the assets of Corporate Risk Management
Services, Inc. of Tallahassee, Florida, and Cunningham Insurance
Agency, of Naples, Florida. During such period, the Company also acquired all of the outstanding capital stock of Robertson Insurance Services, Inc. of Macungie, Pennsylvania. In addition, the
Company acquired several books of business.

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

<PAGE 7>

     These acquisitions have been accounted for using the purchase method of accounting. Pro forma results of operations for the three- and nine-month periods ended September 30, 2000 and September 30, 1999 resulting from these acquisitions are not materially different from the results of operations as reported. The results of operations for the acquired companies have been combined with those of the Company since their respective acquisition dates.

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

     These acquisitions have been accounted for using the purchase method of accounting. Pro forma results of operations for the three- and nine-month periods ended September 30, 2000 and September 30, 1999 resulting from these acquisitions are not materially different from the results of operations as reported. The results of operations for the acquired companies have been combined with those of the Company since their respective acquisition dates.

2000 POOLINGS

     During the second quarter of 2000, the Company issued 271,794 shares of its common stock for all of the outstanding stock of Bowers, Schumann & Welch, a New Jersey corporation with offices in Washington, New Jersey and Bethlehem, Pennsylvania. The Company did not make any acquisitions using the pooling-of-interests method of accounting during either the first or third quarters of 2000.

     The above acquisition has been recorded using the pooling-of-interests method of accounting. The acquisition was treated as a material transaction and the Company's consolidated financial statements have been restated for this transaction for all prior periods presented.

1999 POOLINGS

     During the third quarter of 1999, the Company issued 167,328 shares of its common stock in exchange for all of the outstanding stock of Ampher Insurance, Inc. and Ross Insurance of Florida, Inc., related entities located in Sunrise, Florida. The Company did not make any acquisitions using the pooling-of-interests method of accounting during either the first or second quarters of 1999.

     The above acquisition has been recorded using the pooling-of-interests method of accounting. The acquisition was treated as a material transaction and the Company's consolidated financial statements have been restated for this transaction for all prior periods presented.

NOTE 4 - LONG-TERM DEBT

     The Company continues to maintain its credit agreement with a major insurance company under which $3 million (the maximum amount available for borrowings) was outstanding at September 30, 2000, at an interest rate equal to the prime lending rate plus one percent (10.50% at September 30, 2000). In accordance with the amendment to the loan agreement dated August 1, 1998, the available amount will decrease by $1 million each August through 2003.


<PAGE 8>

     The Company also has a revolving credit facility with a national banking institution that provides for available borrowings of up to $50 million, with a maturity date of October, 2002. As of September 30, 2000, there were no borrowings against this line of credit.

NOTE 5 - CONTINGENCIES

     The Company is not a party to any legal proceedings other than various claims and lawsuits arising in the normal course of business. Management of the Company does not believe that the outcome of any such claims or lawsuits will have a material effect on the Company's financial condition or results of operations.

NOTE 6 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION


                                FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30,
(IN THOUSANDS)                          2000                  1999

Cash paid during the period for:
   Interest                             $   439               $    632
   Income taxes                          13,885                 12,030


THE COMPANY'S SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES ARE
  AS FOLLOWS:


                             FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30,
(IN THOUSANDS)                           2000                  1999

Unrealized holding loss on
  available-for-sale
  securities, net of tax
  benefit of $1,009 for
  2000 and $474 in 1999                  $ (1,578)             $  (741)

Long-term debt incurred for
 acquisition of customer accounts             611                1,277

Notes received on the sale of
 fixed assets and customer accounts            -                   714

Common stock issued in acquisitions        11,144                6,228


<PAGE 9>

NOTE 7 - SEGMENT INFORMATION

  The Company's business is divided into four divisions: the Retail Division, which markets and sells a broad range of insurance products to commercial, professional and individual clients; the National Programs Division, which develops and administers property and casualty insurance and employee benefits coverage solutions for professional and commercial groups and trade associations nationwide; the Service Division, which provides insurance-related services such as third-party administration and consultation for workers' compensation and employee benefits self-insurance markets; and the Brokerage Division, which markets and sells excess and surplus commercial insurance primarily through non-affiliated independent agents and brokers. The Company conducts all of its operations in the United States.

     Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes corporate-related items and income and expenses not allocated to reportable segments.



(IN THOUSANDS)
NINE MONTHS ENDED      Retail    Programs  Service  Brokerage Other   Total
 SEPTEMBER 30, 2000:
_____________________________________________________________________________

Total Revenues         $104,830  $ 16,649  $13,860  $15,394   $(441)  $150,292

Interest and other
  investment income       1,607     1,045      204      539    (841)     2,554
Interest expense          1,368        16       -        -     (961)       423
Depreciation              1,960       780      331      175     206      3,452
Amortization              5,212       155        2      955      23      6,347
Income before income
  taxes                  24,208     5,973    2,056    4,966   2,073     39,276

Total assets            170,729    57,334    5,548   49,538 (24,695)   258,454
Capital expenditures      1,403       397      834      345     180      3,159

_____________________________________________________________________________

NINE MONTHS ENDED      Retail  Programs  Service  Brokerage  Other    Total
 SEPBEMBER 30, 1999:
______________________________________________________________________________
Total Revenues         $98,054 $ 17,857  $11,174  $10,690    $ (776)  $136,999
Interest and other
  investment income      1,474      899      165      265      (802)     2,001
Interest expense           931       -        -        -       (355)       576
Depreciation             1,800      845      292      129       169      3,235
Amortization             4,804      242       -       589        29      5,664
Income before income
  taxes                 20,531    5,418    1,839    3,714     1,070     32,572

Total assets           153,912   58,652    6,092   25,344   (15,247)   228,753
Capital expenditures     3,051      312      323      181       172      4,039
____________________________________________________________________________


<PAGE 10>

ITEM  2:    MANAGEMENT'S  DISCUSSION AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION UPDATES THE MD&A CONTAINED IN THE
COMPANY'S 1999 ANNUAL REPORT ON FORM 10-K, AND THE TWO
DISCUSSIONS SHOULD BE READ TOGETHER.

RESULTS OF OPERATIONS

     NET INCOME. Net income for the third quarter of 2000 was $8,436,000, or $.30 per share, compared with net income in the third quarter of 1999 of $6,832,000, or $.24 per share, a 23% increase. Net income for the nine months ended September 30, 2000 was $23,899,000, or $.85 per share, compared with 1999 same-period net income of $19,756,000, or $.70 per share, a 21% increase.

     COMMISSIONS AND FEES. Commissions and fees for the third quarter of 2000 increased $5,266,000, or 12%, over the same period in 1999. Approximately $1,476,000 of this increase represents revenues from agencies acquired under the purchase method of accounting, with the remainder due to new and renewal business production. Commissions and fees for the nine months ended September 30, 2000 were $147,002,000 compared with $134,193,000 for the same period in 1999, a 10% increase. The 2000 increase of $12,809,000 is due to approximately $4,828,000, or 37%, of revenue from acquired agencies, with the remainder due to new and renewal business production.

     INVESTMENT INCOME. Investment income for the three- and nine-month periods ended September 30, 2000 increased $114,000 and $553,000, respectively, over the same periods in 1999 primarily due to an increase in available cash to invest and the sale of common stock investments.

     OTHER INCOME. Other income primarily includes gains and losses from the sale of customer accounts and other assets.
Other income for the third quarter ended September 30, 2000 decreased $505,000 from the same period in 1999 due to the sale of certain customer accounts in 1999. Other income for the nine-month period ended September 30, 2000 decreased $69,000 from the same period in 1999.

     EMPLOYEE COMPENSATION AND BENEFITS. Employee compensation and benefits increased 10% and 8%, respectively, during the three- and nine-month periods ended September 30, 2000 over the same periods in 1999. These increases primarily relate to the addition of new employees as a result of acquisitions. Employee compensation and benefits as a percentage of total revenue decreased to 51% in both the three- and nine-month periods ended September 30, 2000, compared with 52% for each of the same periods in 1999.

     OTHER OPERATING EXPENSES. Other operating expenses for the third quarter of 2000 decreased $179,000, or 2%, from the same period in 1999, primarily due to certain one-time expenses associated with acquisitions during the third quarter of 1999. Other operating expenses decreased $178,000, or less than 1%, for the nine months ended September 30, 2000, compared with the same period in 1999, primarily due to the previously mentioned one-time expenses. Other operating expenses as a percentage of total revenue decreased to 15% in the third quarter of 2000, compared with 17% in the same period in 1999, and decreased to 16% for the nine months ended September 30, 3000, compared with 17% in the same period in 1999.

     DEPRECIATION. Depreciation increased $87,000, or 8%, and $217,000, or 7%, for the three- and nine-month periods ended September 30, 2000, respectively, over the same periods in 1999, primarily due to higher fixed asset balances from acquisitions.

     AMORTIZATION. Amortization increased $206,000, or 11%, and $683,000, or 12%, for the three- and nine-month periods ended September 30, 2000, respectively, over the same periods in 1999, primarily due to increased amortization from acquisitions.

     INTEREST. Interest decreased $60,000, or 35%, for the third quarter of 2000 from the same period in 1999. Interest decreased
$153,000, or 27%, for the nine months ended September 30, 2000 compared with the same

<PAGE 11>

period in 1999, primarily due to fluctuations in the amount outstanding under the Company's line of credit and payoffs of acquisition-related debt.

PROPOSED ACQUISITION

     On September 11, 2000 the Company signed a definitive agreement to acquire the insurance-related operations and assets of Riedman Corporation ("Riedman"), subject to the completion of due diligence and certain other customary conditions. Riedman operates more than 60 offices in 13 states, principally where the Company does not currently have an office location. During 1999, Riedman reported insurance-related revenues of $51.1 million. This amount equals approximately 29% of the Company's 1999 revenues. The cash purchase price will be approximately 1.55 times Riedman's revenues for year 2000, less the assumption by the Company of certain Riedman debt related to its prior acquisitions. This acquisition is expected to be effective January 1, 2001 and will be accounted for using the purchase method of accounting. However, the Company cannot assure that it will consummate or, if consummated, it can successfully integrate Riedman's operations and management. Further, as with all acquisitions, the proposed Riedman acquisition involves certain risks which could have a material adverse effect on the Company, such as: potential liabilities of Riedman; the incurrence of additional debt, as discussed below; the financial impact of amortizing goodwill and other intangible assets; the diversion of management's attention to the assimilation of Riedman's business; the risk that the acquired business will fail to maintain the quality of services the Company has historically provided; the need to implement financial and other systems, incur other capital expenditures, and add management resources; the risk that key Riedman employees may leave after the acquisition and attempt to divert business away from the Company; and unforeseen difficulties in the acquired operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents of $48,370,000 at September 30, 2000 increased by $9,364,000 from $39,006,000 at
December 31, 1999, a 24% increase. From both this amount and existing cash balances, $15,314,000 was used to acquire businesses, $5,392,000 was used for payments of dividends, $3,920,000 was used for payments on long-term debt, and $3,159,000 was used for additions to fixed assets. The current ratio at September 30, 2000 was 1.02, compared with 0.94 as of December 31, 1999.

     The Company has a revolving credit agreement with a major insurance company under which up to $3 million presently may be borrowed at an interest rate equal to the prime lending rate plus 1% (10.50% at September 30, 2000). The amount of available credit will decrease by $1 million each year in August until the facility expires in August 2003. As of September 30, 2000, the maximum amount of borrowings was outstanding. The Company also has a revolving credit facility with a national banking institution that provides for available borrowings of up to $50 million, with a maturity date of October, 2002. As of September 30, 2000, there were no borrowings against this line of credit.

     Related to the proposed Riedman acquisition, the Company has a signed commitment letter with a national banking institution to provide up to $90 million under a seven year term loan, bearing an interest rate between the London Inter-Bank Offering Rate (LIBOR) plus 0.50% and LIBOR plus 1.0%, depending upon the Company's quarterly ratio of Funded Debt to Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA).

     The Company believes that its existing cash, cash equivalents, short-term investments portfolio, funds generated from operations and available credit facility borrowings are sufficient to satisfy its normal financial needs.

FORWARD-LOOKING STATEMENTS

     From time to time,the Company may publish "forward-looking statements" within the meaning of Section 27A of the Securities
Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance of future revenues or earnings, business prospects, projected acquisitions or ventures, new products or services, anticipated market performance, compliance costs, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.

<PAGE 12>

In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to:
(i) competition from existing insurance agencies and new participants and their effect on pricing of premiums; (ii) changes in regulatory requirements that could affect the cost of doing business; (iii) legal developments affecting the litigation experience of the insurance industry; (iv) the volatility of the securities markets; (v) the potential occurrence of a major natural disaster in certain areas of the State of Florida, where the Company's business is concentrated,; (vi) the actual costs of resolution of contingent liabilities; (vii) those factors relevant to Brown & Brown's integration of acquisitions, including any material adverse changes in the customers of the company whose operations are being acquired and/or any material adverse changes in the business and financial condition of either or both companies and their respective customers; and (viii) general economic conditions. The Company does not undertake any obligation to publicly update or revise any forward-looking statements.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest, foreign currency exchange rates, and equity prices. The Company is exposed to market risk through its revolving credit line and some of its investments; however, such risk is not considered to be material as of September 30, 2000.

<PAGE 13>

                       BROWN & BROWN, INC.

                   PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     As more fully discussed in the Company's report on Form 10-Q for the quarter ended March 31, 2000, on January 19, 2000, a complaint was filed in the Superior Court of Henry County, Georgia, captioned GRESHAM & ASSOCIATES, INC. V. ANTHONY T. STRIANESE ET AL. No material developments have occurred in this action since the filing of that Form 10-Q by the Company.

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

    Exhibit 10a - Asset Purchase Agreement dated September 11, 1999, among the Company, Riedman Corporation, and Riedman Corporation's shareholders

    Exhibit 10b - Commitment Letter Agreement dated September 12, 2000, between the Company and SunTrust Bank, regarding commitment of $90 million term loan and extension of existing $50 million revolving credit facility to the Company

    Exhibit 11  - Statement re:  Computation of Basic and Diluted Earnings
                  Per Share

 (b) There were no open reports filed on Form 8-K during the three-month period ended September 30, 2000.

<PAGE 14>

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              BROWN & BROWN, INC.




Date:  November 13, 2000      /S/ CORY T. WALKER
                              ___________________________________________
                              CORY T. WALKER, VICE PRESIDENT,
                               CHIEF FINANCIAL OFFICER AND TREASURER
                              (duly authorized officer, principal financial
                                officer and principal accounting officer)