Form 10-K
period 2000-12-31
BROWN & BROWN INC
filed 2001-03-14
CIK 79282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2000

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number 0-7201.

BROWN & BROWN, INC.
(Exact name of Registrant as specified in its charter)

Florida	59-0864469
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

220 South Ridgewood Avenue, Daytona Beach, FL	32114
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (904) 252-9601
Registrant's Website: www.bbinsurance.com

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 par value	New York Stock Exchange
Rights to Purchase Common Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, (i.e., other than directors, officers, or holders of more than 5% of the Registrant's common stock) computed by reference to the last reported price at which the stock was sold on March 2, 2001, was $769,561,402.

The number of shares of the Registrant's common stock, $.10 par value, outstanding as of March 2, 2001 was 29,181,231.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 2000 Annual Report to Shareholders are incorporated by reference into Parts I and II of this Report. With the exception of those portions which are incorporated by reference, the Registrant's Annual Report to Shareholders is not deemed filed as part of this Report.

Portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

BROWN & BROWN, INC.

FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2000

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

The Company is compensated for its services primarily by commissions paid by insurance companies and fees for administration and benefit consulting services. The commission is usually a percentage of the premium paid by an insured. Commission rates generally depend upon the type of insurance, the particular insurance company, and the nature of the services provided by the Company. In some cases, a commission is shared with other agents or brokers who have acted jointly with the Company in a transaction. The Company may also receive from an insurance company a contingent commission that is generally based on the profitability and volume of business placed with it by the Company over a given period of time. Fees are principally generated by the Company's Service Division, which offers administration and benefit consulting services primarily in the workers' compensation and employee benefit markets. The amount of the Company's income from commissions and fees is a function of, among other factors, continued new business production, retention of existing customers, acquisitions, and fluctuations in insurance premium rates and insurable exposure units.

Premium pricing within the property and casualty insurance underwriting industry has been cyclical and has displayed a high degree of volatility based on prevailing economic and competitive conditions. Since the mid-1980s, the property and casualty insurance industry has been in a "soft market" during which the underwriting capacity of insurance companies expanded, stimulating an increase in competition and a decrease in premium rates and related commissions and fees. Significant reductions in premium rates occurred during the years 1987 through 1989 and continued, although to a lesser degree, through 1999. The effect of this softness in rates on the Company's revenues had been somewhat offset by the Company's acquisitions and new business production. As a result of increasing loss ratios of insurance carriers through 1999, there was a general increase in premium rates beginning in the first quarter of 2000 and continuing through the fourth quarter of 2000. Although the premium increases varied by line of business, geographical region, insurance carrier and specific underwriting factors, it was the first time since 1987 that the Company operated in an environment of increased premiums for four consecutive quarters. The Company cannot predict the timing or extent of premium pricing changes as a result of market fluctuations or their effect on the Company's operations in the future.

On January 3, 2001, the Company completed its acquisition of all of the insurance agency business-related assets of Riedman Corporation ("Riedman"), based in Rochester, New York. Simultaneously with this transaction, Brown & Brown of Wyoming, Inc. ("Brown & Brown-Wyoming"), a wholly-owned subsidiary of the Company, acquired all of the insurance agency business-related assets of Riedman Insurance of Wyoming, Inc. ("Riedman-Wyoming"), a wholly-owned subsidiary of Riedman with an office in Cheyenne, Wyoming. Collectively, Riedman and Riedman-Wyoming had over 60 offices in 13 states. These acquisitions, recorded using the purchase method of accounting, were made pursuant to an asset purchase agreement among the Company, Riedman, and Riedman's shareholders, a purchase agreement between the Company and Andrew Meloni, a key employee of Riedman, and a general assignment and bill of sale from Riedman-Wyoming to Brown & Brown-Wyoming. The aggregate consideration for these assets, which is payable in cash in three installments by the Company and Brown & Brown-Wyoming, was equal to approximately 1.55 times Riedman's revenues for the year 2000 less certain Riedman debt related to its prior acquisitions, which was assumed by the Company. The cash consideration paid by the Company and Brown & Brown-Wyoming at closing was approximately $61,566,572.

As of December 31, 2000, the Company's activities were conducted in 39 locations in 12 states; however, with the acquisitions consummated in 2001 (including Riedman), the Company currently has 108 locations in 24 states. Of the 108 locations, 28 are in Florida; 19 in New York; nine in Minnesota; eight in Virginia; seven in Louisiana; five in Colorado; four in South Carolina; three each in Arizona, Georgia and North Dakota; two each in California, Michigan, New Jersey, New Mexico and Texas; and one each in Indiana, Iowa, Nevada, Ohio, Pennsylvania, Tennessee, West Virginia, Wisconsin, and Wyoming. Because a significant amount of the Company's business is concentrated in Arizona, Florida, and New York, the occurrence of adverse economic conditions or an adverse regulatory climate in these states could have a materially adverse effect on its business, although the Company has not encountered such conditions in the past.

The Company's business is divided into four divisions: (i) the Retail Division; (ii) the National Programs Division; (iii) the Service Division; and (iv) the Brokerage Division. The Retail Division is composed of Company employees who market and sell a broad range of insurance products to insureds. The National Programs Division works with underwriters to develop proprietary insurance programs for specific niche markets. These programs are marketed and sold primarily through independent agencies and agents across the United States. The Company receives an override on the commissions generated by these independent agencies. The Service Division provides insurance-related services such as third-party administration, consultation for workers' compensation and employee benefit markets, and certified managed care and utilization management reviews. The Brokerage Division markets and sells excess and surplus commercial insurance, as well as certain niche programs, primarily through independent agents.

The following table sets forth a summary of (i) the commission and fee revenues realized from each of the Company's operating divisions for each of the three years in the period ended December 31, 2000 (in thousands of dollars), and (ii) the percentage of the Company's total commission and fee revenues represented by each division for each of such periods:

	1998	%	1999	%	2000	%
Retail Division (1)	$115,471	68.9%	$132,518	72.1%	$144,031	70.3%
Brokerage Division	13,200	7.9	14,464	7.9	22,298	10.9
National Programs Division	25,043	14.9	21,983	12.0	20,052	9.8
Service Division	13,818	8.3	14,716	8.0	18,481	9.0
Total	$167,532	100.0%	$183,681	100.0%	$204,862	100.0%

(1)

Numbers and percentages have been restated to give effect to the Company's acquisition of the outstanding stock of the following agencies: Daniel-James Insurance Agency and Becky-Lou Realty Limited in 1998; Ampher Insurance, Ross Insurance of Florida, and Signature Insurance Group, as well as the outstanding partnership interests of C,S & D Partnership in 1999; and Bowers, Schumann & Welch, The Flagship Group, WMH and Huffman & Associates, and Mangus Insurance & Bonding in 2000.

Retail Division

The Company's Retail Division operates in twenty-four states and employs approximately 1,720 persons. The Company's retail insurance agency business consists primarily of selling and marketing property and casualty insurance coverages to commercial, professional and, to a limited extent, individual customers. The categories of insurance principally sold by the Company are: Casualty insurance relating to legal liabilities, workers' compensation, commercial and private passenger automobile coverages, and fidelity and surety insurance; and Property insurance against physical damage to property and resultant interruption of business or extra expense caused by fire, windstorm or other perils. The Company also sells and services all forms of group and individual life, accident, health, hospitalization, medical and dental insurance programs.

No material part of the Company's retail business depends upon a single customer or a few customers. During 2000, fees and commissions received from the Company's largest single Retail Division customer represented less than one percent of the Retail Division's total commission and fee revenues.

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

Professional Groups. The professional groups serviced by the National Programs Division include dentists, lawyers, physicians, optometrists and opticians. Set forth below is a brief description of the programs offered to these major professional groups:

• Dentists: The largest program marketed by the National Programs Division is a package insurance policy known as the Professional Protector Plan® , which provides comprehensive coverage for dentists, including practice protection and professional liability. This program, initiated in 1969, is endorsed by a number of state and local dental societies, and is offered nationally. The Company believes that this program presently insures approximately 20% of the eligible practicing dentists within the Company's marketing territories.

• Lawyers: The Company began marketing lawyers' professional liability insurance in 1973, and the national Lawyer's Protector Plan® was introduced in 1983. The program is presently offered in 46 states, the District of Columbia and Puerto Rico.

• Physicians: The Company markets professional liability insurance for physicians, surgeons, and other health care providers through a program known as the Physicians Protector Plan® . The program, initiated in 1980, is currently offered in nine states.

• Optometrists and Opticians: The Optometric Protector Plan® (OPP) and the Optical Services Protector Plan® (OSPP) were created in 1973 and 1987, respectively, to provide optometrists and opticians with a package of practice and professional liability coverage. These programs insure optometrists and opticians in all 50 states, the District of Columbia and Puerto Rico. The Company believes that presently, the OPP insures approximately 20% of the eligible optometrists within the Company's marketing territories.

Commercial Groups. The commercial groups serviced by the National Programs Division include a number of targeted commercial industries and trade groups. Among the commercial programs are the following:

- Towing Operators Protector Plan.® Introduced in 1992, this program provides specialized insurance products to towing and recovery industry operators in 48 states.

- Automobile Dealers Protector Plan.® This program insures independent automobile dealers and is currently offered in 49 states. It originated in Florida over 30 years ago through a program still endorsed by the Florida Independent Auto Dealers Association.

- Manufacturers Protector Plan.® Introduced in 1997, this program provides specialized coverages for manufacturers, with an emphasis on selected niche markets.

- Wholesalers & Distributors Preferred Program.® Introduced in 1997, this program provides property and casualty protection for businesses principally engaged in the wholesale-distribution industry. This program replaced the Company's prior wholesaler-distributor program, which was terminated in 1997 when the Company severed its relationship with the National Association of Wholesaler-Distributors.

- Railroad Protector Plan.® Also introduced in 1997, this program is designed for contractors, manufacturers and other entities that service the needs of the railroad industry.

- Automobile Transporters Protector Plan.® Introduced in 1996, this program is designed for automobile transporters engaged in the transport of vehicles for automobile auctions, automobile leasing concerns, and automobile and truck dealerships. It is currently offered in 48 states.

- Environmental Protector Plan. ® This program was introduced in 1998 and is currently offered in 36 states. It provides a variety of specialized environmental coverages, with an emphasis on municipal Mosquito Control and Water Control Districts.

- Food Processors Preferred Program.SM This program, introduced in 1998, provides property and casualty insurance protection for businesses involved in the handling and processing of various foods.

- Automotive Aftermarket Protector Plan.® This program, introduced in 1997, is designed for customers in the automotive aftermarket parts manufacturing sector. This includes clients who manufacture items such as motor vehicle parts and accessories, truck trailers, pick-up covers and toppers, transportation equipment and trailer hitches.

- High-Tech Target ProgramSM. This program, introduced in 1999, provides comprehensive insurance coverage for technology businesses ranging from semiconductor manufacturers to website designers. The High-Tech Target ProgramSM responds to exposures unique to the technology industry by offering a broad range of coverage in all 50 states.

- Assisted Living Facilities Protector Plan.® This program, introduced in 1999, is the first in a series of healthcare programs being introduced that specializes in providing insurance programs and specialty markets responding to the critical needs of the healthcare delivery system. Programs and market alternatives available for healthcare entities include: Home Health Care/Hospice Care; Substance Abuse Rehabilitation Facilities; Physical and Mental Rehabilitation Facilities; Kidney Dialysis Treatment Facilities; Long-Term Care Providers; and Senior/Retirement Housing. All lines of commercial coverage are available through select markets specializing in healthcare property and liability products.

Service Division

The Service Division consists of three separate units: (i) insurance and related services as a third-party administrator ("TPA") and consultant for employee health and welfare benefit plans; (ii) insurance and related services providing comprehensive risk management and third-party administration to insurance entities and self-funded or fully-insured workers' compensation and liability plans; and (iii) certified managed care and utilization management services for both insurance programs and self-funded plans. Services are offered for both employee health and welfare plans, and workers' compensation programs.

In connection with its employee benefit plan administrative services, the Service Division provides TPA services and consulting related to benefit plan design and costing, arrangement for the placement of stop-loss insurance and other employee benefit coverages, and settlement of claims. This Service Division unit also provides utilization management services such as pre-admission review, concurrent/retrospective review, pre-treatment review of certain non-hospital treatment plans, and medical and psychiatric case management. In addition to the administration of self-funded health care plans, this unit offers administration of flexible benefit plans, including plan design, employee communication, enrollment and reporting.

The Service Division's workers' compensation and liability TPA services include claim administration, access to major reinsurance markets, cost containment consulting, services for secondary disability and subrogation recoveries, and risk management services such as loss control. The Service Division provides workers' compensation TPA services for approximately 3,500 employers representing more than $4.1 billion of employee payroll. The Company's largest workers' compensation contract represents approximately 44% of the Company's workers' compensation TPA revenues, or approximately 2.6% of the Company's total commission and fee revenues. In addition, the Service Division provides state-certified managed care services that include medical networks, case management and utilization review services which are certified by the American Accreditation Health Care Commission.

Brokerage Division

The Brokerage Division markets excess and surplus lines and specialty niche insurance products to the Company's Retail Division, as well as to other retail agencies throughout Florida and the southeastern and southwestern United States. The Brokerage Division represents various U.S. and U.K. surplus lines companies and is also a Lloyd's of London correspondent. In addition to surplus lines carriers, the Brokerage Division represents admitted carriers for smaller agencies that do not have access to large insurance carrier representation. Excess and surplus products include commercial automobile, garage, restaurant, builder's risk and inland marine lines. Difficult-to-insure general liability and products liability coverages are a specialty, as is excess workers' compensation. Retail agency business is solicited through mailings and direct contact with retail agency representatives.

The Company has a 75% ownership interest in Florida Intracoastal Underwriters, Limited Company ("FIU") of Miami Lakes, Florida. FIU is a managing general agency that specializes in providing insurance coverages for coastal and inland high-value condominiums and apartments. FIU has developed a unique reinsurance facility to support the underwriting activities associated with these risks.

In 1999, the Company established Champion Underwriters, Inc., a wholly-owned subsidiary based in Ft. Lauderdale, Florida, specializing in the marketing and selling of excess and surplus commercial insurance. In January 2000, the Company formed, Peachtree Special Risk Brokers, LLC, headquartered in Atlanta, Georgia, of which the Company owns 75%, and which specializes in the marketing and selling of excess and surplus lines property insurance. Also in January 2000, the Company acquired the assets of Program Management Services, a managing general agency offering on a national basis a host of unique property and casualty insurance products, primarily for public entities.

Employees

At December 31, 2000, the Company had 1,614 full-time equivalent employees. After the acquisitions consummated in 2001 (including Riedman), the Company had 2,277 full-time equivalent employees. The Company has contracts with its sales employees that include provisions restricting their right to solicit the Company's customers after termination of employment with the Company. The enforceability of such contracts varies from state to state depending upon state statutes, judicial decisions and factual circumstances. The majority of these contracts are terminable by either party; however, the agreements not to solicit the Company's customers generally continue for a period of two or three years after employment termination.

None of the Company's employees is represented by a labor union, and the Company considers its relations with its employees to be satisfactory.

Competition

The insurance agency business is highly competitive, and numerous firms actively compete with the Company for customers and insurance carriers. Although the Company is the largest insurance agency headquartered in Florida and was ranked, prior to the Riedman acquisition, as the nation's ninth largest insurance agency by Business Insurance magazine, a number of firms with substantially greater resources and market presence compete with the Company in Florida and elsewhere. This situation is particularly pronounced outside Florida. Competition in the insurance business is largely based on innovation, quality of service and price.

A number of insurance companies are engaged in the direct sale of insurance, primarily to individuals, and do not pay commissions to third-party agents and brokers. In addition, the Internet has become a source for direct placement of personal lines business. To date, such direct writing has had relatively little effect on the Company's operations, primarily because the Company's Retail Division is commercially oriented.

In addition, to the extent that the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 and regulations newly enacted thereunder permit banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation, which in turn could result in increased competition from diversified financial institutions.

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

ITEM 2. PROPERTIES

The Company leases its executive offices, which are located at 220 South Ridgewood Avenue, Daytona Beach, Florida 32114, and 401 East Jackson Street, Suite 1700, Tampa, Florida 33602. The Company leases offices at every location with the exception of the Ocala, Florida, Opelousas and Ruston, Louisiana, Washington, New Jersey and Dansville, Geneva, Hornell and Penn Yan, New York offices where the Company owns the buildings. There is an outstanding mortgage on the Ocala building of $653,000. There are no outstanding mortgages on the other owned buildings. Information relating to the office locations summarized by business segment under the caption "Business Description" on the inside front cover of the Company's 2000 Annual Report to Shareholders is incorporated herein by reference.

The Company's operating leases expire on various dates. These leases generally contain renewal options and escalation clauses based on increases in the lessors' operating expenses and other charges. The Company expects that most leases will be renewed or replaced upon expiration. From time to time, the Company may have unused space and seek to sublet such space to third parties, depending on the demand for office space in the locations involved. See Note 12 of the "Notes to Consolidated Financial Statements" in the Company's 2000 Annual Report to Shareholders for additional information on the Company's lease commitments.

ITEM 3. LEGAL PROCEEDINGS

On January 19, 2000, a complaint was filed in the Superior Court of Henry County, Georgia, captioned Gresham & Associates, Inc. vs. Anthony T. Strianese, et al. The complaint names the Company and certain of its subsidiaries and affiliates, and two of their employees, as defendants. The complaint alleges, among other things, that the Company tortiously interfered with the contractual relationship between the plaintiff and certain of its employees. The plaintiff alleges that the Company hired such persons and actively encouraged them to violate the restrictive covenants contained in their employment agreements with plaintiff. The complaint seeks compensatory damages from the Company with respect to each of the two employees in amounts "not less than $750,000," and seeks punitive damages for alleged intentional wrongdoing in an amount "not less than $10,000,000." The complaint also sought a declaratory judgment regarding the enforceability of the restrictive covenants in the employment agreements and an injunction prohibiting the violation of those agreements. The plaintiff subsequently dismissed these claims, as well as its claims of breach of contract against the two individual employees named as defendants. Those individuals, and Peachtree Special Risk Brokers, LLC, an affiliate of the Company named as a defendant in this action, have filed counterclaims against the plaintiff, seeking damages, and seeking a declaratory judgment holding that the restrictive covenants in the employment agreements are not enforceable. The Company believes that it has meritorious defenses to each of the claims remaining in this action, and intends to contest this action vigorously.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the Company's fourth quarter ended December 31, 2000.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the New York Stock Exchange under the symbol "BRO." The number of shareholders of record as of March 2, 2001 was 802, and the closing price per share on that date was $38.95.

The table below sets forth information for each quarter in the last two fiscal years concerning (i) the high and low sales prices for the Company's common stock, and (ii) cash dividends declared per share. The stock prices and dividend rates reflect the three-for-two stock split effected by the Company on February 27, 1998 and the two-for-one stock split effected by the Company on August 23, 2000. Each such stock split was effected as a stock dividend.

	Stock Price Range
	High -	Low	Cash Dividends Per Share
2000
First Quarter	$20.13	$15.63	$.065
Second Quarter	26.22	19.00	.065
Third Quarter	32.00	23.72	.065
Fourth Quarter	35.88	29.75	.075
1999
First Quarter	19.22	14.66	.055
Second Quarter	19.00	15.19	.055
Third Quarter	19.72	16.60	.055
Fourth Quarter	20.32	15.38	.065

ITEM 6.	SELECTED FINANCIAL DATA

Information under the caption "Financial Highlights" on the inside front cover page of the Company's 2000 Annual Report to Shareholders is incorporated herein by reference.
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 26-29 of the Company's 2000 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest, foreign currency exchange rates, and equity prices. The Company is exposed to market risk through its revolving credit line, term loan, and some of its investments; however, such risk is not considered to be material as of December 31, 2000.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of Brown & Brown, Inc. and its subsidiaries, together with the report thereon of Arthur Andersen LLP appearing on pages 30-47 of the Company's 2000 Annual Report to Shareholders, are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information contained under the captions "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" on pages 4-7 of the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information contained under the captions "Executive Compensation" and "Performance Graph" on pages 8-12, and page 14, respectively, of the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information contained under the caption "Security Ownership of Management and Certain Beneficial Owners" on pages 2-3 of the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information contained under the captions "Management - Transactions with Management and Others" and "Executive Compensation - Compensation Committee Interlocks and Insider Participation" on pages 6-7 and 11, respectively, of the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

1.	Consolidated Financial Statements of Brown & Brown, Inc. (incorporated herein by reference from pages 30-47 of the Company's 2000 Annual Report to Shareholders) consisting of:

(a)	Consolidated Statements of Income for each of the three years in the period ended December 31, 2000.

(b)	Consolidated Balance Sheets as of December 31, 2000 and 1999.

(c)	Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 2000.

(d)	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2000.

(e)	Notes to Consolidated Financial Statements.

(f)	Report of Independent Certified Public Accountants.

2.	Consolidated Financial Statement Schedules. The Consolidated Financial Statement Schedules are omitted because they are not applicable.

EXHIBITS

	3a	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended September 30, 1998).

	3b	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3b to Form 10-K for the year ended December 31, 1996).

	4a	Amended and Restated Revolving and Term Loan Agreement dated January 3, 2001 by and between the Registrant and SunTrust Bank.

10a(1)

Asset Purchase Agreement dated September 11, 1999, by and among the Registrant, Riedman Corporation, and Riedman Corporation's shareholders (incorporated by reference to Exhibit 10a to Form 10-Q filed on November 13, 2000).

10a(2)

First Amendment to Asset Purchase Agreement, dated January 3, 2001, among the Registrant, Riedman Corporation, and Riedman Corporation's shareholders (incorporated by reference to Exhibit 10(b) to Form 8-K filed on January 18, 2001).

10a(3)

General Assignment and Bill of Sale, dated January 1, 2001, from Riedman Insurance of Wyoming, Inc. to Brown & Brown of Wyoming, Inc. (incorporated by reference to Exhibit 10(c) to Form 8-K filed on January 18, 2001).

10b(1)

Lease of the Registrant for office space at 220 South Ridgewood Avenue, Daytona Beach, Florida dated August 15, 1987 (incorporated by reference to Exhibit 10a(3) to Form 10-K for the year ended December 31, 1993).

10b(2)

Lease Agreement for office space at SunTrust Financial Centre, Tampa, Florida, dated February 1995, between Southeast Financial Center Associates, as landlord, and the Registrant, as tenant (incorporated by reference to Exhibit 10a(4) to Form 10-K for the year ended December 31, 1994).

	10b(3)	Lease Agreement for office space at Riedman Tower, Rochester, New York, dated January 3, 2001, between Riedman Corporation, as landlord, and the Registrant, as tenant.

	10c(1)	Loan Agreement between Continental Casualty Company and the Registrant dated August 23, 1991 (incorporated by reference to Exhibit 10d to Form 10-K for the year ended December 31, 1991).

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

	10f(1)	Deferred Compensation Agreement, dated May 6, 1998, between Brown & Brown, Inc. and Kenneth E. Hill (incorporated by reference to Exhibit 10l to Form 10-Q for the quarter ended September 30, 1998).

	10f(2)	Letter Agreement, dated May 6, 1998, between Brown & Brown, Inc. and Kenneth E. Hill (incorporated by reference to Exhibit 10m to Form 10-Q for the quarter ended September 30, 1998).

	10g	Employment Agreement, dated as of July 29, 1999, between the Registrant and J. Hyatt Brown (incorporated by reference to Exhibit 10f to Form 10-K for the year ended 12/31/99).

	10h	Portions of Employment Agreement, dated April 28, 1993 between the Registrant and Jim W. Henderson (incorporated by reference to Exhibit 10m to Form 10-K for the year ended December 31, 1993).

	10i	Employment Agreement, dated May 6, 1998 between the Registrant and Kenneth E. Hill (incorporated by reference to Exhibit 10k to Form 10-Q for the quarter ended September 30, 1998).

	10j	Employment Agreement, dated January 3, 2001 between the Registrant and John R. Riedman.

	10k	Noncompetition, Nonsolicitation and Confidentiality Agreement, effective as of January 1, 2001 between the Registrant and John R. Riedman.

	10l(1)	Registrant's 2000 Incentive Stock Option Plan (incorporated by reference to Exhibit 4 to Registration Statement No. 333-43018 on Form S-8 filed on August 3, 2000).

	10l(2)	Registrant's Stock Performance Plan (incorporated by reference to Exhibit 4 to Registration Statement No. 333-14925 on Form S-8).

	10m	Rights Agreement, dated as of July 30, 1999, between the Company and First Union National Bank, as Rights Agent (incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 2, 1999).

	11	Statement Re: Computation of Basic and Diluted Earnings Per Share.

	13	Portions of Registrant's 2000 Annual Report to Shareholders (not deemed "filed" under the Securities Exchange Act of 1934, except for those portions specifically incorporated by reference herein).

	21	Subsidiaries of the Registrant.

	23	Consent of Arthur Andersen LLP.

	24a	Powers of Attorney pursuant to which this Form 10-K has been signed on behalf of certain directors and officers of the Registrant.

	24b	Resolutions of the Registrant's Board of Directors, certified by the Secretary.
(b)	REPORTS ON FORM 8-K
None.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROWN & BROWN, INC.
Registrant

By: *
J. Hyatt Brown
Chief Executive Officer
Date: March 14, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

*	Chairman of the Board, President	March 14, 2001
J. Hyatt Brown	and Chief Executive Officer
(Principal Executive Officer)

*	Director	March 14, 2001
Samuel P. Bell, III

*	Director	March 14, 2001
Bradley Currey, Jr.

*	Director	March 14, 2001
Jim W. Henderson

*	Director	March 14, 2001
David H. Hughes

*	Director	March 14, 2001
Theodore J. Hoepner

*	Director	March 14, 2001
Toni Jennings

*	Director	March 14, 2001
John R. Riedman

*	Director	March 14, 2001
Jan E. Smith

*	Vice President, Treasurer and	March 14, 2001
Cory T. Walker	Chief Financial Officer (Principal
Financial and Accounting Officer)

*By:	/S/ LAUREL L. GRAMMIG
Laurel L. Grammig
Attorney-in-Fact