Form 10-K/A
period 2000-12-31
BROWN & BROWN INC
filed 2001-03-27
CIK 79282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A AMENDMENT NO. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 2000 Annual Report to Shareholders are incorporated by reference into Parts I and II of the Registrant's Annual Report on Form 10-K, as hereby amended. With the exception of those portions which are incorporated by reference, the Registrant's Annual Report to Shareholders is not deemed filed as part of the Registrant's Annual Report on Form 10-K, as hereby amended.

Portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference into Part III of the Registrant's Annual Report on Form 10-K, as hereby amended.

EXPLANATORY NOTE: This Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 is filed solely to amend Exhibit 13 to the Annual Report as set forth below, in order to correct certain typographical errors appearing in:

(i)	the first line, second sentence of "Business Description - National Programs Division";
(ii)	the "Shareholder distributions from pooled entities" line, "Total" column, within the Consolidated Statements of Shareholders' Equity;
(iii)	the "Net Income" line, "Year Ended December 31, 2000" column, within the Consolidated Statements of Cash Flows;
(iv)	the "Net Income" line, "C,S&D" column, of the 1998 combined operating results table, within Note 2, Pooling-of-Interest Acquisitions, to the Consolidated Financial Statements;
(v)

The "Deferred tax liabilities", "Deferred tax assets", and "Provision (benefit) for income taxes" tables, within Note 8, Income Taxes, to the Consolidated Financial Statements (misalignment of lines and corresponding figures);

(vi)

the "Common stock issued/cancelled for stock acquisitions" line, "(in thousands)" column (typographical error and misalignment of lines and corresponding figures), and in the "Interest" line, "2000" column, of the table set forth in Note 11, Supplemental Disclosures of Cash Flow Information, to the Consolidated Financial Statements;

(vii)	the second "Revenues" line, "(in thousands of dollars, except per share data)" column, of the table set forth in Note 15, Subsequent Events (Unaudited), to the Consolidated Financial Statements; and
(viii)	the "Revenue per average no. of employees" line, "(in thousands, except per share data and Other Information)" column, of the Six-Year Statistical Summary.

The above errors appear only in the electronic version of Exhibit 13 to the Annual Report, filed with the Commission through the EDGAR system. All other items and exhibits to the Annual Report remain unchanged.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Amendment No. 1:

1.	Consolidated Financial Statements of Brown & Brown, Inc. (incorporated herein by reference from pages 30-47 of the Company's 2000 Annual Report to Shareholders) consisting of:

(a)	Consolidated Statements of Income for each of the three years in the period ended December 31, 2000.

(b)	Consolidated Balance Sheets as of December 31, 2000 and 1999.

(c)	Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 2000.

(d)	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2000.

(e)	Notes to Consolidated Financial Statements.

(f)	Report of Independent Certified Public Accountants.

2.	Consolidated Financial Statement Schedules. The Consolidated Financial Statement Schedules are omitted because they are not applicable.

3.	EXHIBITS

	3a	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended September 30, 1998).

	3b	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3b to Form 10-K for the year ended December 31, 1996).

	4a	Amended and Restated Revolving and Term Loan Agreement dated January 3, 2001 by and between the Registrant and SunTrust Bank.*

10a(1)

Asset Purchase Agreement dated September 11, 2000, by and among the Registrant, Riedman Corporation, and Riedman Corporation's shareholders (incorporated by reference to Exhibit 10a to Form 10-Q filed on November 13, 2000).

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

	10b(3)	Lease Agreement for office space at Riedman Tower, Rochester, New York, dated January 3, 2001, between Riedman Corporation, as landlord, and the Registrant, as tenant.*

	10c(1)	Loan Agreement between Continental Casualty Company and the Registrant dated August 23, 1991 (incorporated by reference to Exhibit 10d to Form 10-K for the year ended December 31, 1991).

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

	10f(1)	Deferred Compensation Agreement, dated May 6, 1998, between Brown & Brown, Inc. and Kenneth E. Hill (incorporated by reference to Exhibit 10l to Form 10-Q for the quarter ended September 30, 1998).

	10f(2)	Letter Agreement, dated May 6, 1998, between Brown & Brown, Inc. and Kenneth E. Hill (incorporated by reference to Exhibit 10m to Form 10-Q for the quarter ended September 30, 1998).

	10g	Employment Agreement, dated as of July 29, 1999, between the Registrant and J. Hyatt Brown (incorporated by reference to Exhibit 10f to Form 10-K for the year ended December 31, 1999).

	10h	Portions of Employment Agreement, dated April 28, 1993 between the Registrant and Jim W. Henderson (incorporated by reference to Exhibit 10m to Form 10-K for the year ended December 31, 1993).

	10i	Employment Agreement, dated May 6, 1998 between the Registrant and Kenneth E. Hill (incorporated by reference to Exhibit 10k to Form 10-Q for the quarter ended September 30, 1998).

	10j	Employment Agreement, dated January 3, 2001 between the Registrant and John R. Riedman.*

	10k	Noncompetition, Nonsolicitation and Confidentiality Agreement, effective as of January 1, 2001 between the Registrant and John R. Riedman.*

	10l(1)	Registrant's 2000 Incentive Stock Option Plan (incorporated by reference to Exhibit 4 to Registration Statement No. 333-43018 on Form S-8 filed on August 3, 2000).

	10l(2)	Registrant's Stock Performance Plan (incorporated by reference to Exhibit 4 to Registration Statement No. 333-14925 on Form S-8).

	10m	Rights Agreement, dated as of July 30, 1999, between the Company and First Union National Bank, as Rights Agent (incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 2, 1999).

	11	Statement Re: Computation of Basic and Diluted Earnings Per Share.*

	13	Portions of Registrant's 2000 Annual Report to Shareholders (not deemed "filed" under the Securities Exchange Act of 1934, except for those portions specifically incorporated by reference herein).**

	21	Subsidiaries of the Registrant.*

23a

Consent of Arthur Andersen LLP dated March 12, 2001, regarding incorporation by reference of report dated January 19, 2001 into the Annual Report on Form 10-K and into certain previously filed registration statements.*

23b

Consent of Arthur Andersen LLP dated March 27, 2001, regarding incorporation by reference of report dated January 19, 2001 into this Amendment No. 1 to Form 10-K and into certain previously filed registration statements.**

	24a	Powers of Attorney pursuant to which the Annual Report on Form 10-K has been signed on behalf of certain directors and officers of the Registrant.*

	24b	Resolutions of the Registrant's Board of Directors, certified by the Secretary.*
*Previously filed on March 14, 2001 as part of the Annual Report on Form 10-K.
**Filed herewith.

(b)	REPORTS ON FORM 8-K
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROWN & BROWN, INC.
Registrant

By: /S/ CORY T. WALKER
Cory T. Walker
Vice President, Treasurer and Chief Financial Officer
Date: March 27, 2001

EXHIBIT INDEX

BROWN & BROWN, INC.

Amendment No. 1 to Annual Report on Form 10-K

Dated March 27, 2001

3a	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended September 30, 1998).

3b	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3b to Form 10-K for the year ended December 31, 1996).

4a	Amended and Restated Revolving and Term Loan Agreement dated January 3, 2001 by and between the Registrant and SunTrust Bank.*

10a(1)

Asset Purchase Agreement dated September 11, 2000, by and among the Registrant, Riedman Corporation, and Riedman Corporation's shareholders (incorporated by reference to Exhibit 10a to Form 10-Q filed on November 13, 2000).

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

10b(3)	Lease Agreement for office space at Riedman Tower, Rochester, New York, dated January 3, 2001, between Riedman Corporation, as landlord, and the Registrant, as tenant.*

10c(1)	Loan Agreement between Continental Casualty Company and the Registrant dated August 23, 1991 (incorporated by reference to Exhibit 10d to Form 10-K for the year ended December 31, 1991).

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

10f(1)	Deferred Compensation Agreement, dated May 6, 1998, between Brown & Brown, Inc. and Kenneth E. Hill (incorporated by reference to Exhibit 10l to Form 10-Q for the quarter ended September 30, 1998).

10f(2)	Letter Agreement, dated May 6, 1998, between Brown & Brown, Inc. and Kenneth E. Hill (incorporated by reference to Exhibit 10m to Form 10-Q for the quarter ended September 30, 1998).

10g	Employment Agreement, dated as of July 29, 1999, between the Registrant and J. Hyatt Brown (incorporated by reference to Exhibit 10f to Form 10-K for the year ended December 31, 1999).

10h	Portions of Employment Agreement, dated April 28, 1993 between the Registrant and Jim W. Henderson (incorporated by reference to Exhibit 10m to Form 10-K for the year ended December 31, 1993).

10i	Employment Agreement, dated May 6, 1998 between the Registrant and Kenneth E. Hill (incorporated by reference to Exhibit 10k to Form 10-Q for the quarter ended September 30, 1998).

10j	Employment Agreement, dated January 3, 2001 between the Registrant and John R. Riedman.*

10k	Noncompetition, Nonsolicitation and Confidentiality Agreement, effective as of January 1, 2001 between the Registrant and John R. Riedman.*

10l(1)	Registrant's 2000 Incentive Stock Option Plan (incorporated by reference to Exhibit 4 to Registration Statement No. 333-43018 on Form S-8 filed on August 3, 2000).

10l(2)	Registrant's Stock Performance Plan (incorporated by reference to Exhibit 4 to Registration Statement No. 333-14925 on Form S-8).

10m	Rights Agreement, dated as of July 30, 1999, between the Company and First Union National Bank, as Rights Agent (incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 2, 1999).

11	Statement Re: Computation of Basic and Diluted Earnings Per Share.*

13	Portions of Registrant's 2000 Annual Report to Shareholders (not deemed "filed" under the Securities Exchange Act of 1934, except for those portions specifically incorporated by reference herein).**

21	Subsidiaries of the Registrant.*

23a

Consent of Arthur Andersen LLP dated March 12, 2001, regarding incorporation by reference of report dated January 19, 2001 into the Annual Report on Form 10-K and into certain previously filed registration statements.*

23b

Consent of Arthur Andersen LLP dated March 27, 2001, regarding incorporation by reference of report dated January 19, 2001 into this Amendment No. 1 to Form 10-K and into certain previously filed registration statements.**

24a	Powers of Attorney pursuant to which the Annual Report on Form 10-K has been signed on behalf of certain directors and officers of the Registrant.*

24b	Resolutions of the Registrant's Board of Directors, certified by the Secretary.*
*Previously filed on March 14, 2001 as part of the Annual Report on Form 10-K.
**Filed herewith.

F:\ADMIN\SEC\10K\10K_A\0301_3.DOC