Form 10-Q
period 2001-03-31
BROWN & BROWN INC
filed 2001-05-15
CIK 79282

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 _________________________

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001.
or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 0-7201.

BROWN & BROWN, INC. (Exact name of Registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	59-0864469 (I.R.S. Employer Identification Number)

220 S. Ridgewood Ave., Daytona Beach, FL (Address of principal executive offices)	32114 (Zip Code)

(386) 252-9601 (Registrant's telephone number, including area code)

N/A (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past ninety (90) days. Yes X No

The number of shares of the Registrant's common stock, $.10 par value, outstanding as of May 11, 2001, was 29,753,189.
BROWN & BROWN, INC. Index	Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed Consolidated Statements of Income for the
three months ended March 31, 2001 and 2000	3

Condensed Consolidated Balance Sheets as of March 31,
2001 and December 31, 2000	4

Condensed Consolidated Statements of Cash Flows for
the three months ended March 31, 2001 and 2000	5

Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	14

Item 2.	Changes in Securities and Use of Proceeds	14

Item 6.	Exhibits and Reports on Form 8-K	15

SIGNATURE	16
ITEM 1: FINANCIAL STATEMENTS BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (In thousands, except per share data)
For the three months ended March 31,

2001	2000
REVENUES
Commissions and fees	$ 75,828	$54,678
Investment income	1,107	981
Other income	280	553
Total revenues	77,215	56,212

EXPENSES
Employee compensation and benefits	39,544	28,753
Other operating expenses	11,322	9,037
Depreciation	1,422	1,242
Amortization	3,329	2,167
Interest	1,640	216
Total expenses	57,257	41,415

Income before income taxes	19,958	14,797
Income taxes	7,784	5,754

NET INCOME	$ 12,174	$9,043

Net Income per share:
Basic	$ 0.42	$ 0.31
Diluted	$ 0.41	$ 0.31

Weighted average number of shares outstanding:
Basic	29,173	28,752
Diluted	29,460	28,765

See notes to condensed consolidated financial statements.
BROWN & BROWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except per share data)

March 31,	December 31,
2001	2000
ASSETS
Cash and cash equivalents	$ 69,395	$31,364
Restricted cash	42,774	26,297
Short term investments	400	373
Premiums, commissions and fees receivable	89,892	85,043
Other current assets	7,422	8,039
Total current assets	209,883	151,116

Fixed assets, net	21,932	15,157
Intangible assets, net	196,812	103,850
Investments	6,117	5,784
Deferred income taxes	651	773
Other assets	6,743	6,072

Total assets	$ 442,138	$282,752

LIABILITIES
Premiums payable to insurance companies	$ 139,576	$ 114,443
Premium deposits and credits due customers	8,974	8,347
Accounts payable and accrued expenses	37,439	25,058
Current portion of long-term debt	28,716	2,611
Total current liabilities	214,705	150,459

Long-term debt	87,979	4,458
Other liabilities	8,543	7,596
Total liabilities	311,227	162,513
SHAREHOLDERS' EQUITY
Common stock, par value $.10 per share: authorized 70,000
shares; issued 29,181 shares at 2001 and 29,122 at 2000	2,918	2,912
Retained earnings	125,307	114,832
Accumulated other comprehensive income	2,686	2,495
Total shareholders' equity	130,911	120,239

Total liabilities and shareholders' equity	$ 442,138	$282,752
See notes to condensed consolidated financial statements.
BROWN & BROWN, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In thousands)
For the three months ended March 31,
2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,174	$9,043
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,422	1,242
Amortization	3,329	2,167
Compensation expense under performance stock plan	488	124
Deferred income taxes	-	(4)
Net gains on sales of investments, fixed assets and
customer accounts	(54)	(610)
Restricted cash, increase	(16,477)	(5,267)
Premiums, commissions and fees receivable, (increase) decrease	(4,849)	2,362
Other assets, (increase) decrease	(104)	2,199
Premiums payable to insurance companies, increase	25,133	11,832
Premium deposits and credits due customers, increase (decrease)	627	(2,151)
Accounts payable and accrued expenses, increase	12,381	2,687
Other liabilities, increase (decrease)	947	(544)
NET CASH PROVIDED BY OPERATING ACTIVITIES	35,017	23,080

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to fixed assets	(4,197)	(1,286)
Payments for businesses acquired, net of cash acquired	(76,846)	(12,585)
Proceeds from sales of fixed assets and customer accounts	54	1,055
Purchases of investments	(3)	(3)
Proceeds from sales of investments	7	205
NET CASH USED IN INVESTING ACTIVITIES	(80,985)	(12,614)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on long-term debt	(3,820)	(1,152)
Proceeds from long-term debt	90,000	424
Cash dividends paid	(2,181)	(1,778)
NET CASH USED IN FINANCING ACTIVITIES	83,999	(2,506)

Net increase in cash and cash equivalents	38,031	7,960
Cash and cash equivalents at beginning of period	31,364	25,078

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 69,395	$33,038
See notes to condensed consolidated financial statements.
BROWN & BROWN, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2001
Note 1 - Basis of Financial Reporting

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited, condensed, and consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto set forth in the Company's Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A filed on March 27, 2001, for the year ended December 31, 2000.

     The accompanying financial statements for all periods presented have been restated to give effect to the following acquisitions: Bowers, Schumann & Welch, effective June 2, 2000; The Flagship Group, Ltd., effective November 21, 2000; WMH, Inc. and Huffman & Associates, Inc., effective December 14, 2000; Mangus Insurance & Bonding, Inc., effective December 29, 2000; Huval Insurance Agency, Inc. and its affiliated companies, effective January 13, 2001; and Spencer & Associates, Inc. and SAN of East Central Florida, Inc., effective February 15, 2001.

     The acquisitions referenced above have been accounted for under the pooling-of-interests method of accounting, and accordingly, the Company's condensed consolidated financial statements have been restated for all periods prior to the acquisitions to include the results of operations, financial positions and cash flows of those acquisitions.

Results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.
Note 2 - Basic and Diluted Net Income Per Share

     All share and per-share information in the financial statements has been adjusted to give effect to the 2-for-1 common stock split, effected as a stock dividend, which became effective on August 23, 2000.

The following table sets forth the computation of basic net income per common share and dilutive net income per common and common equivalent share (in thousands, except per-share data):
For the three-month period ended March 31,
2001	2000

Net income	$12,174	$ 9,043
Weighted average number of common shares outstanding	29,173	28,752
Dilutive effect of stock options using the treasury stock method	287	13
Weighted average number of common and common equivalent shares outstanding	29,460	28,765
Basic net income per share	$ 0.42	$ 0.31
Dilutive net income per common and common equivalent share	$ 0.41	$ 0.31
Note 3 - Acquisitions
Purchases

     Effective January 1, 2001, the Company acquired the insurance agency-related operations and assets of Riedman Corporation ("Riedman"), headquartered in Rochester, New York, which consist of more than 60 offices in 13 states, principally in locations in which the Company did not formerly have an office. The total purchase price, including liabilities assumed, was approximately $92 million and was fully funded by a seven-year term loan with a national banking institution. This acquisition was accounted for using the purchase method of accounting and includes a preliminary purchase price allocation of $4 million allocated to fixed assets, $2.8 million allocated to non-compete agreements and the remaining amounts allocated to purchased customer accounts, acquisition costs and goodwill.

     During the first quarter of 2001, the Company also acquired substantially all of the assets of Ayers/Sierra Insurance Associates, LLP, with offices in Tampa and St. Petersburg, Florida. In addition, the Company acquired several books of business.

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

Pooling-of-Interests

     During the first quarter of 2001, the Company issued 327,379 shares of its common stock in exchange for all of the outstanding stock of Huval Insurance Agency, Inc. and its affiliated companies, headquartered in Lafayette, Louisiana. During the quarter, the Company also issued 95,588 shares of its common stock in exchange for all of the outstanding stock of Spencer & Associates, Inc. and SAN of East Central Florida, Inc., with offices in Melbourne and Titusville, Florida .

These acquisitions have been recorded using the pooling-of-interests method of accounting, and the Company's consolidated financial statements have been restated for all prior periods presented.
Note 4 - Long-Term Debt

     In January 2001, the Company entered into a $90 million seven-year term loan agreement with a national banking institution, bearing an interest rate between the London Inter-Bank Offering Rate (LIBOR) plus 0.50% and LIBOR plus 1.00%, depending upon the Company's quarterly ratio of Funded Debt to Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). The 90-day LIBOR rate was 4.88% as of March 31, 2001. The loan was fully funded on January 3, 2001 and the full balance remained outstanding as of March 31, 2001. This loan is to be repaid in twenty-eight equal quarterly installments beginning in April 2001. The Company also has a revolving credit facility with the institution, which facility provides for available borrowings of up to $50 million, with a maturity date of October, 2002. There were no borrowings against this line of credit at December 31, 2000 or March 31, 2001.

     The Company continues to maintain its credit agreement with a major insurance company under which $3 million (the maximum amount available for borrowings) was outstanding at both December 31, 2000 and March 31, 2001, at an interest rate equal to the prime lending rate plus one percent (9.0% at March 31, 2001). In accordance with the amendment to the loan agreement dated August 1, 1998, the maximum amount available for borrowings will decrease by $1 million each year in August until the facility expires in August 2003.

Note 5 - Contingencies

     The Company is not a party to any legal proceedings other than various claims and lawsuits arising in the normal course of business. Management of the Company does not believe that any such claims or lawsuits will have a material effect on the Company's financial condition or results of operations.

Note 6 - Supplemental Disclosures of Cash Flow Information
For the three-month period ended March 31,
(in thousands)	2001	2000
Cash paid during the period for:
Interest	$1,630	$ 210
Income taxes	95	881
The Company's significant non-cash investing and financing activities are as follows:
For the three-month period ended March 31,
(in thousands)	2001	2000
Unrealized holding gain (loss) on available-
for-sale securities net of tax effect of $122
in 2001 and tax benefit of $1,143 in 2000	$191	$(1,787)

Debt issued or assumed for acquisition of
customer accounts	23,446	134
Note 7 - Comprehensive Income
The components of comprehensive income and accumulated other comprehensive income are as follows (in thousands):
For the three-month period ended March 31,
2001	2000
Net income	$12,174	$ 9,043
Net change in unrealized holding gain (loss) on Available-for-sale securities	191	(1,787)
Comprehensive income	$12,365	$ 7,256

Accumulated other comprehensive income at beginning of period	$ 2,495	$ 4,922
Net change in unrealized holding gain (loss) on available-for-sale securities, net of tax effect of $122 and tax benefit of $1,143, respectively	191	(1,787)
Accumulated other comprehensive income at end of period	$ 2,686	$ 3,135
Note 8 - Segment Information

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

(in thousands)
Three Months Ended March 31, 2001:	Retail	Programs	Service	Brokerage	Other	Total

Total Revenues	$ 59,019	$ 4,793	$ 5,842	$ 8,034	$ (473)	$ 77,215

Investment income	938	356	86	206	(479)	1,107
Interest expense	2,492	8	50	175	(1,085)	1,640
Depreciation	936	165	125	71	125	1,422
Amortization	2,958	40	3	318	10	3,329
Income (loss) before income taxes	13,573	1,399	987	3,135	864	19,958

Total assets	236,517	54,466	7,463	67,465	76,227	442,138
Capital expenditures	1,099	54	118	103	2,823	4,197

(in thousands)
Three Months Ended March 31, 2000:	Retail	Programs	Service	Brokerage	Other	Total

Total Revenues	$40,271	$5,336	$4,714	$5,540	$351	$56,212

Investment income	587	271	62	176	(115)	981
Interest expense	359	-	7	-	(150)	216
Depreciation	747	258	111	57	69	1,242
Amortization	1,756	87	-	318	6	2,167
Income (loss) before income taxes	9,730	1,722	503	2,034	808	14,797

Total assets	172,096	54,135	6,059	51,070	(19,291)	264,069
Capital expenditures	687	117	232	208	42	1,286

Note 9 - Subsequent Events

     Effective May 4, 2001, the Company issued 571,429 shares of its common stock in exchange for all of the outstanding stock of The Young Agency, Inc. of Syracuse, New York. This acquisition was accounted for using the pooling-of-interests method of accounting.

     The Company also acquired substantially all of the assets of Parcel Insurance Plan, Inc. of St. Louis, Missouri, effective May 1, 2001. This acquisition was accounted for using the purchase method of accounting.

     Additionally, the Company acquired all of the outstanding stock of Harris Holdings, Inc., the parent company of The Harris Agency, Inc., of Manassas, Virginia, effective April 1, 2001. This acquisition was accounted for using the purchase method of accounting.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
THE FOLLOWING DISCUSSION UPDATES THE MD&A CONTAINED IN THE COMPANY'S 2000 ANNUAL REPORT ON FORM 10-K, AS AMENDED, AND THE TWO DISCUSSIONS SHOULD BE READ TOGETHER.
Results of Operations

     Net Income. Net income for the first quarter of 2001 was $12,174,000, or $.41 per share, compared with net income in the first quarter of 2000 of $9,043,000, or $.31 per share, a 32% increase on a per-share basis.

     Commissions and Fees. Commissions and fees for the first quarter of 2001 increased $21,150,000, or 39%, over the same period in 2000. Approximately $16,720,000 of this increase represents revenues from the acquisition of Riedman and other agencies, with the remainder due to new and renewal business production. Excluding the effects of acquisitions, core commissions and fees increased 9.0% over the first quarter of 2000.

     Investment Income. Investment income for the first quarter of 2001 increased $126,000 over the same period in 2000, primarily due to higher balances of available cash to invest resulting from excess term loan proceeds not required for the Riedman purchase or for other acquisitions.

     Other Income. Other income primarily includes gains and losses from the sales of customer accounts and other assets. Other income for the three-month period ended March 31, 2001 decreased $273,000 from the same period in 2000, primarily due to the gain on sale of the building occupied by the Company's Toledo, Ohio office that was sold during the first quarter of 2000.

     Employee Compensation and Benefits. Employee compensation and benefits increased 38% during the first quarter of 2001 over the same period in 2000. This increase primarily relates to the addition of new employees as a result of the Riedman purchase and other acquisitions. Employee compensation and benefits as a percentage of total revenue remained constant at 51% for the first quarter of both 2000 and 2001.

     Other Operating Expenses. Other operating expenses for the first quarter of 2001 increased $2,285,000, or 25%, over the same period in 2000, primarily due to the acquisitions of Riedman and other agencies. Other operating expenses as a percentage of total revenue for the first quarter of 2001 decreased to 15%, compared with 16% for the same period in 2000.

Depreciation. Depreciation increased $180,000, or 14%, over the same period in 2000, primarily due to fixed assets acquired in connection with the Riedman acquisition.

     Amortization. Amortization increased $1,162,000, or 54%, over the same period in 2000, primarily due to increased amortization from the Riedman purchase and other acquisitions since the first quarter of 2000.

Interest. Interest increased $1,424,000, or 659%, over the same period in 2000, primarily due to debt incurred for the Riedman acquisition.
Liquidity and Capital Resources

     The Company's cash and cash equivalents of $69,395,000 at March 31, 2001 increased by $38,031,000, from $31,364,000 at December 31, 2000. During the first quarter of 2001, $35,017,000 of cash was provided from operating activities. From this amount, existing cash balances and new long-term debt, $76,846,000 was used to acquire other agencies or books of business, $4,197,000 was used for additions to fixed assets, $3,820,000 was used for payments on long-term debt, and $2,181,000 was used for payment of dividends. The current ratio at March 31, 2001 was 0.98, compared with 1.03 at December 31, 2000.

     In January 2001, the Company entered into a $90 million seven-year term loan agreement with a national banking institution, bearing an interest rate between the London Inter-Bank Offering Rate (LIBOR) plus 0.50% and LIBOR plus 1.00%, depending upon the Company's quarterly ratio of Funded Debt to Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). The 90-day LIBOR rate was 4.88% as of March 31, 2001. The loan was fully funded on January 3, 2001 and the full balance remained outstanding as of March 31, 2001. This loan is to be repaid in twenty-eight equal quarterly installments beginning in April 2001. The Company also has a revolving credit facility with the institution, which facility provides for available borrowings of up to $50 million, with a maturity date of October, 2002. There were no borrowings against this line of credit at December 31, 2000 or March 31, 2001.

     The Company continues to maintain its credit agreement with a major insurance company under which $3 million (the maximum amount available for borrowings) was outstanding at both December 31, 2000 and March 31, 2001, at an interest rate equal to the prime lending rate plus one percent (9.0% at March 31, 2001). In accordance with the amendment to the loan agreement dated August 1, 1998, the maximum amount available for borrowings will decrease by $1 million each year in August until the facility expires in August 2003.

     The Company believes that its existing cash, cash equivalents, short-term investments portfolio, funds generated from operations, and available credit facility borrowings are sufficient to satisfy its normal financial needs.

Forward-Looking Statements

     From time to time, the Company may publish "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance of future revenues or earnings, business prospects, projected acquisitions or ventures, new products or services, anticipated market performance, compliance costs, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to: (i) competition from existing insurance agencies and new participants in the insurance agency business that could result in reductions in premium prices and/or the Company's market share; (ii) changes in regulatory requirements that could increase the cost of doing business; (iii) legal developments adversely affecting the litigation experience of the insurance industry; (iv) the volatility of the securities markets; (v) the potential occurrence of a major natural disaster in certain areas of the States of Arizona, Florida and/or New York, where the Company's business is concentrated; and (vi) unfavorable changes in general economic conditions. The Company does not undertake any obligation to publicly update or revise any forward-looking statements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest, foreign currency exchange rates, and equity prices. The Company is exposed to market risk related to changes in interest rates. The impact of interest expense on earnings, and the value of market risk-sensitive financial instruments (primarily marketable equity securities and long-term debt) are subject to change as a result of movements in market rates and prices.

     The Company's investment portfolio was valued at $6,517,000 as of March 31, 2001. This represents approximately 1.5% of total assets at that date. The majority of the portfolio is comprised of various equity investments. The market value changes are accounted for in Other Comprehensive Income in the equity section of the balance sheet. Earnings on investments are not significant to the Company's results of operations; therefore, any changes in interest rates and dividends would have a minimal effect on future net income.

     With respect to the Company's long-term debt, $93,000,000 was subject to variable rates of interest at March 31, 2001. From the total amount of debt, $90,000,000 was funded from a term loan in January 2001 and bears an interest rate between LIBOR plus 0.50% and 1.00%. It is payable in equal quarterly installments over the next seven years beginning in April 2001. The remaining $3,000,000 of variable rate debt comes from a credit agreement with a major insurance company and bears an interest rate of prime plus one percent. It is payable in equal annual installments in August 2001-2003. The remaining $23,695,000 of long-term debt is subject to fixed rates of interest. This fixed rate debt matures in various increments from 2001-2011. These fixed rate liabilities have been discounted at rates that approximate the Company's current borrowing rates, and as a result, the fair value of these liabilities approximates their carrying value at March 31, 2001. Based on a hypothetical 1% change in interest rates, the potential change to future net income would be approximately $930,000. Because of favorable current market conditions, the Company does not use derivatives, such as swaps or caps, to alter the interest characteristics of debt instruments.

BROWN & BROWN, INC.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     As more fully discussed in the Company's report on Form 10-K, as amended, for the year ended December 31, 2000, on January 19, 2000, a complaint was filed in the Superior Court of Henry County, Georgia, captioned Gresham & Associates, Inc. v. Anthony T. Strianese et al. No material developments have occurred in this action since the filing of that Form 10-K, as amended, by the Company.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On January 13, 2001, the Company issued a total of 327,379 shares of its common stock in exchange for all of the outstanding stock of Huval Insurance Agency, Inc. and its affiliated companies, headquartered in Lafayette, Louisiana. On February 15, 2001, the Company issued a total of 95,588 shares of its common stock in exchange for all of the outstanding stock of Spencer & Associates, Inc. and SAN of East Central Florida, Inc., with offices in Melbourne and Titusville, Florida. These acquisitions have been recorded using the pooling-of-interests method of accounting. These shares of the Company's common stock were not registered under the Securities Act of 1933, as amended. The Company relied in each transaction upon an exemption from registration pursuant to Rule 506 of Regulation D under the Securities Act. This exemption was relied upon because in each transaction, the issuance of the Company's common stock met all of the terms and conditions of Rules 501 and 502 of Regulation D; shares were not issued to more than 35 non-accredited investors; and by virtue of the selling shareholders' representations and warranties, the Company reasonably believed immediately prior to issuance that each non-accredited investor, either alone or with such investor's purchaser representative, had such knowledge and experience in financial and business matters that such investor was capable of evaluating the merits and risks of the prospective investment in the Company's common stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)	EXHIBITS

Exhibit 3a -	Amended and Restated Articles of Incorporation (incorporated by Reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 1999)

Exhibit 3b -	Amended and Restated Bylaws (incorporated by reference to Exhibit 3b to Form 10-K for the year ended December 31, 1996)

Exhibit 4b -	Rights Agreement, dated as of July 30, 1999, between the Company and First Union National Bank, as Rights Agent (incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 2, 1999)

Exhibit 10(a) -	Amended and Restated Revolving and Term Loan Agreement between the Company and SunTrust Banks dated January 3, 2001 (incorporated by reference to Exhibit 4a on Form 10-K filed on March 14, 2001)

Exhibit 10(b) -

Asset Purchase Agreement, dated September 11, 2000, among the Company, Riedman Corporation and Riedman Corporation's Shareholders (incorporated by reference to the Company's Quarterly Report on Form 10-Q dated November 13, 2000).

Exhibit 10(c) -

First Amendment to Asset Purchase Agreement, dated January 3, 2001, among the Company, Riedman Corporation and Riedman's Corporation's shareholders (incorporated by reference to Exhibit 10(b) on Form 8-K filed on January 18, 2001).

Exhibit 10(d) -

General Assignment and Bill of Sale, dated January 1, 2001, from Riedman Insurance of Wyoming, Inc. to Brown & Brown of Wyoming, Inc. (incorporated by reference to Exhibit 10(c) on Form 8-K filed on January 18, 2001).

(b)	Reports on Form 8-K

     The Company filed a current report on Form 8-K dated January 18, 2001. This current report was amended by amendments on Form 8-K/A filed on March 19, 2001 and March 23, 2001, respectively. The Report, as amended, reported (a) Item 2, which announced the completion of the acquisition of all the insurance agency business-related assets of Riedman Corporation, and (b) Item 7, which attached as exhibits (i) audited financial statements of Riedman Insurance (a division of Riedman Corporation), and (ii) pro forma condensed financial statements of the Company giving effect to the acquisition, both for the year ended December 31, 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BROWN & BROWN, INC.

Date: May 15, 2001	/S/ CORY T. WALKER Cory T. Walker Vice President, Chief Financial Officer and Treasurer (duly authorized officer, principal financial officer and principal accounting officer)