Form 10-Q
period 2001-06-30
BROWN & BROWN INC
filed 2001-08-08
CIK 79282

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001.

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to _

Commission file number 0-7201.

BROWN & BROWN, INC.
(Exact Name of Registrant as Specified in its Charter)

Florida	59-0864469
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

220 S. Ridgewood Ave., Daytona Beach, FL	32114
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (386) 252-9601

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares of the registrant's common stock, $.10 par value, outstanding as of August 6, 2001, was 30,706,671.
BROWN & BROWN, INC.

Index

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Statements of Income for the three
	and six months ended June 30, 2001 and 2000	3

	Condensed Consolidated Balance Sheets as of June 30,
	2001 and December 31, 2000	4

	Condensed Consolidated Statements of Cash Flows for
	the six months ended June 30, 2001 and 2000	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market	15
	Risk

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 2.	Changes in Securities and Use of Proceeds	17

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 6.	Exhibits and Reports on Form 8-K	19

SIGNATURES		20

ITEM 1: FINANCIAL STATEMENTS

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share data)

For the three months		For the six months
ended June 30,		ended June 30,
2001	2000	2001	2000

REVENUES
Commissions and fees	$ 78,609	$54,881	$157,615	$112,195
Investment income	864	776	1,948	1,791
Other income	888	159	1,172	717
Total revenues	80,361	55,816	160,735	114,703

EXPENSES

Employee compensation and benefits	40,844	30,619	82,272	61,516
Other operating expenses	12,562	9,424	24,541	18,937
Depreciation	1,545	1,334	3,038	2,657
Amortization	4,081	2,141	7,410	4,309
Interest	1,295	200	2,941	424
Total expenses	60,327	43,718	120,202	87,843

Income before income taxes	20,034	12,098	40,533	26,860
Income taxes	7,778	4,599	15,800	10,366

NET INCOME	$ 12,256	$7,499	$24,733	$16,494

Net Income Per Share
Basic	$0.41	$0.26	$0.83	$0.56
Diluted	$0.41	$0.25	$0.82	$0.56

Weighted Average Number of Shares Outstanding
Basic	29,786	29,383	29,766	29,353
Diluted	30,133	29,414	30,090	29,379

See notes to condensed consolidated financial statements.

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

June 30,	December 31,
2001	2000

ASSETS
Cash and cash equivalents	$35,281	$ 33,895
Restricted cash	40,332	26,297
Short-term investments	1,501	2,088
Premiums, commissions and fees receivable	100,965	92,303
Other current assets	7,040	8,128
Total current assets	185,119	162,711

Fixed assets, net	22,275	15,628
Intangible assets, net	220,875	103,850
Investments	7,772	5,809
Deferred income taxes	1,292	2,075
Other assets	7,345	7,540

Total assets	$444,678	$297,613

LIABILITIES
Premiums payable to insurance companies	$150,589	$126,059
Premium deposits and credits due customers	9,501	8,347
Accounts payable and accrued expenses	35,359	29,805
Current portion of long-term debt	19,053	2,873
Total current liabilities	214,502	167,084

Long-term debt	82,832	5,665
Other liabilities	7,434	7,596
Total liabilities	304,768	180,345

SHAREHOLDERS' EQUITY
Common stock, par value $.10 per share; authorized 140,000
shares; issued 29,820 shares at 2001 and 29,693 shares at 2000	2,982	2,969
Retained earnings	133,183	111,804
Accumulated other comprehensive income	3,745	2,495
Total shareholders' equity	139,910	117,268

Total liabilities and shareholders' equity	$444,678	$297,613

See notes to condensed consolidated financial statements.

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

For the six months ended June 30,
2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$24,733	$16,494
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	3,038	2,657
Amortization	7,410	4,309
Compensation expense under performance stock plan	985	246
Deferred income taxes	(17)	(36)
Net gains on sales of investments, fixed assets and
customer accounts	(860)	(589)
Restricted cash, increase	(14,035)	(2,235)
Premiums, commissions and fees receivable, increase	(8,662)	(678)
Other assets, decrease	1,283	2,178
Premiums payable to insurance companies increase	24,530	7,700
Premium deposits and credits due customers, increase (decrease)	1,154	(1,801)
Accounts payable and accrued expenses, increase (decrease)	5,554	(2,758)
Other liabilities, decrease	(162)	(928)
NET CASH PROVIDED BY OPERATING ACTIVITIES	44,951	24,559

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to fixed assets	(6,789)	(2,645)
Payments for businesses acquired, net of cash acquired	(103,217)	(15,103)
Proceeds from sales of fixed assets and customer accounts	857	1,058
Purchases of investments	(1,005)	(531)
Proceeds from sales of investments	1,774	403
NET CASH USED IN INVESTING ACTIVITIES	(108,380)	(16,818)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(20,772)	(2,813)
Proceeds from long-term debt	90,000	443
Cash dividends paid	(4,413)	(3,556)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	64,815	(5,926)

Net increase in cash and cash equivalents	1,386	1,815
Cash and cash equivalents at beginning of period	33,895	27,532

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$35,281	$ 29,347

See notes to condensed consolidated financial statements.

BROWN & BROWN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Financial Reporting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited, condensed, and consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto set forth in the Company's Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A filed on March 27, 2001, for the year ended December 31, 2000.

The accompanying financial statements for all periods presented have been restated to give effect to the following acquisitions: The Flagship Group, Ltd., effective November 21, 2000; WMH, Inc. and Huffman & Associates, Inc., effective December 14, 2000; Mangus Insurance & Bonding, Inc., effective December 29, 2000; Huval Insurance Agency, Inc. and its affiliated companies, effective January 13, 2001; Spencer & Associates, Inc. and SAN of East Central Florida, Inc., effective February 15, 2001; and The Young Agency, Inc., effective May 4, 2001.

The acquisitions referenced above have been accounted for under the pooling-of-interests method of accounting, and accordingly, the Company's condensed consolidated financial statements have been restated for all periods prior to the acquisitions to include the results of operations, financial positions and cash flows of those acquisitions.

Results of operations for the three- and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

The following table sets forth the computation of basic net income per common share and dilutive net income per common and common equivalent share (in thousands, except per-share data):
	For the three-month period		For the six-month period
	ended June 30,		ended June 30,
	2001	2000	2001	2000

Net Income	$12,256	$ 7,499	$ 24,733	$16,494
Weighted average number of common shares
Outstanding	29,786	29,383	29,766	29,353
Dilutive effect of stock options using the treasury
stock method	347	31	324	26
Weighted average number of common stock and common equivalent shares outstanding	30,133	29,414	30,090	29,379
Basic net income per share	$ 0.41	$ 0.26	$ 0.83	$ 0.56
Dilutive net income per common and common
equivalent share	$ 0.41	$ 0.25	$ 0.82	$ 0.56

Note 3 - Acquisitions

Purchases

During the second quarter of 2001, the Company acquired substantially all of the assets of Parcel Insurance Plan, Inc., of St. Louis, Missouri and all of the outstanding shares of The Harris Agency, Inc., of Manassas, Virginia. In addition, the Company acquired several books of business.

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

Pooling-of-Interests

During the second quarter of 2001, the Company issued 571,429 shares of its common stock in exchange for all of the outstanding stock of The Young Agency, Inc., headquartered in Syracuse, New York.

During the first quarter of 2001, the Company issued 327,379 shares of its common stock in exchange for all of the outstanding stock of Huval Insurance Agency, Inc. and its affiliated companies, headquartered in Lafayette, Louisiana. Also during the first quarter of 2001, the Company issued 95,588 shares of its common stock in exchange for all of the outstanding stock of Spencer & Associates, Inc. and SAN of East Central Florida, Inc., with offices in Melbourne and Titusville, Florida.

During the second quarter of 2000, the Company issued 543,588 shares of its common stock for all of the outstanding stock of Bowers, Schumann & Welch, a New Jersey corporation with offices in Washington, New Jersey and Bethlehem, Pennsylvania.

These acquisitions have been recorded using the pooling-of-interests method of accounting, and the Company's consolidated financial statements have been restated for all prior periods presented.

Note 4 - Long-Term Debt

In January 2001, the Company entered into a $90 million seven-year term loan agreement with a national banking institution, bearing an interest rate based upon the 30, 60 or 90-day London Inter-Bank Offering Rate (LIBOR) plus 0.50% and LIBOR plus 1.00%, depending upon the Company's quarterly ratio of Funded Debt to Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). The 90-day LIBOR rate was 3.83% as of June 30, 2001. The loan was fully funded on January 3, 2001 and a balance of $83.6 million remained outstanding as of June 30, 2001. This loan is to be repaid in twenty-eight equal quarterly installments that began in April 2001. The Company also has a revolving credit facility with the institution, which facility provides for available borrowings of up to $50 million, with a maturity date of October 2002. There were no borrowings against this line of credit at December 31, 2000 or June 30, 2001.

The Company continues to maintain its credit agreement with a major insurance company under which $3 million (the maximum amount available for borrowings) was outstanding at both December 31, 2000 and June 30, 2001, at an interest rate equal to the prime lending rate plus 1.00% (7.75% at June 30, 2001). In accordance with the amendment to the loan agreement dated August 1, 1998, the maximum amount available for borrowings will decrease by $1 million each year in August until the facility expires in August 2003.

Note 5 - Contingencies

The Company is not a party to any legal proceedings other than various claims and lawsuits arising in the normal course of business. Management of the Company does not believe that any such claims or lawsuits will have a material effect on the Company's financial condition or results of operations.
Note 6 - Supplemental Disclosures of Cash Flow Information
	For the six-month period ended June 30,
(in thousands)	2001	2000
Cash paid during the period for:
Interest	$ 2,999	$ 332
Income taxes	14,294	9,841
The Company's significant non-cash investing and financing activities are as follows:
	For the six-month period ended June 30,
(in thousands)	2001	2000

Unrealized holding gain (loss) on available-
for-sale securities net of tax effect of $800
in 2001 and tax benefit of $1,306 in 2000	$1,250	$(2,042)

Debt issued or assumed for acquisition of
customer accounts	24,119	234

Note 7 - Comprehensive Income

The components of comprehensive income and accumulated other comprehensive income are as follows (in thousands):

	For the three-month period		For the six-month period
	ended June 30,		ended June 30,

	2001	2000	2001	2000

Net income	$12,256	$7,499	$24,733	$16,494
Net change in unrealized holding gain (loss) on available-for-sale securities	1,059	(255)	1,250	(2,042)
Comprehensive income	$13,315	$7,244	$25,983	$14,452

Accumulated other comprehensive income at beginning of period	$ 2,686	$3,135	$ 2,495	$ 4,922
Net change in unrealized holding gain (loss) on available-for-sale securities, net of income taxes	1,059	(255)	1,250	(2,042)
Accumulated other comprehensive income at end of period	$ 3,745	$2,880	$ 3,745	$ 2,880

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
(in thousands)
Six Months Ended June 30, 2001:	Retail	Programs	Service	Brokerage	Other	Total

Total Revenues	$126,217	$ 8,815	$12,195	$15,031	$(1,523)	$160,735

Investment income	1,962	676	179	364	(1,233)	1,948
Interest expense	5,483	14	126	5	(2,687)	2,941
Depreciation	2,070	330	250	138	250	3,038
Amortization	6,168	79	8	635	520	7,410
Income (loss) before income taxes	28,049	2,380	2,215	5,591	2,298	40,533

Total assets	371,613	51,313	7,856	64,650	(50,754)	444,678
Capital expenditures	2,406	165	211	296	3,711	6,789

Six Months Ended June 30, 2000:	Retail	Programs	Service	Brokerage	Other	Total

Total Revenues	$83,479	$10,220	$10,471	$10,653	$ (120)	$114,703

Investment income	1,201	654	131	346	(541)	1,791
Interest expense	947	8	-	-	(531)	424
Depreciation	1,658	511	236	114	138	2,657
Amortization	3,534	125	-	636	14	4,309
Income (loss) before income taxes	17,310	3,072	1,469	3,475	1,534	26,860

Total assets	180,637	52,255	5,117	52,061	(20,847)	269,223
Capital expenditures	1,235	331	273	723	83	2,645

Note 9 - Subsequent Events

The Company has signed a letter of intent to acquire Raleigh, Schwarz & Powell, Inc. and Golden Gate Holdings, Inc., headquartered in Tacoma, Washington and San Rafael, California, respectively. These transactions, to be effected as mergers with wholly-owned subsidiaries of the Company, are anticipated to close by August 31, 2001 and will be accounted for using the pooling-of-interests method of accounting.

Effective August 1, 2001, the Company issued 257,588 shares of its common stock in exchange for all of the outstanding stock of The Connelly Insurance Group, Inc., of Clearwater, Florida. The acquisition was accounted for using the pooling-of-interests method of accounting.

Also effective August 1, 2001, the Company issued 59,584 shares of its common stock in exchange for all of the outstanding stock of The Benefit Group, Inc., of St. Petersburg, Florida. The acquisition was accounted for using the pooling-of-interests method of accounting.

Effective July 18, 2001, the Company issued 83,733 shares of its common stock in exchange for all of the outstanding stock of Finwall & Associates Insurance, Inc., of Orlando, Florida. The acquisition was accounted for using the pooling-of-interests method of accounting.

Effective July 16, 2001, the Company issued 120,134 shares of its common stock in exchange for all of the outstanding stock of Agency of Insurance Professionals, Inc., and for all the outstanding membership interests of CompVantage Insurance Agency, L.L.C., and Agency of Indian Programs Insurance, L.L.C., each located in Pryor, Oklahoma. These transactions, effected as mergers with wholly-owned subsidiaries of the Company, were each accounted for using the pooling-of-interests method of accounting.

Effective July 3, 2001, the Company, issued 241,167 shares of its common stock in exchange for all of the outstanding stock of Layne & Associates, Ltd., of Las Vegas, Nevada. This transaction, effected as a merger with a wholly-owned subsidiary of the Company, was accounted for using the pooling-of-interests method of accounting.

The Company purchased substantially all of the assets of Menk & Associates, Inc. of Wheat Ridge, Colorado, effective August 6, 2001. This acquisition was accounted for using the purchase method of accounting.

Also, the Company purchased substantially all of the assets of Abrahms Group Benefits, Inc. and Abrahms Life Services, Inc. of Newington, Connecticut, effective July 1, 2001. This acquisition was accounted for using the purchase method of accounting.

Additionally, the Company purchased substantially all of the assets of Meadowbrook of Florida, Inc. of Deerfield Beach, Florida, effective July 1, 2001. This acquisition was accounted for using the purchase method of accounting.

Note 10 - New Accounting Pronouncements

In June 2001, the Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" was issued. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Company has historically used the pooling-of-interests method on acquisitions that met the now-superseded criteria of APB No. 16, and the purchase method of accounting on other acquisitions. Acquisitions formally announced prior to June 30, 2001 with executed letters of intent which outline the major terms of the acquisition plan, including the ratio of exchange of stock, will be accounted for as pooling-of-interests transactions. The Company's future acquisitions will all be consummated using the purchase method. The impact of the new SFAS No. 141 on the Company will be to increase the amount of intangible assets recorded on the balance sheet.

Also in June 2001, the Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets" was issued and addresses how intangible assets that are acquired individually or as a group of other assets should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. For the Company, intangible assets with a finite life, such as insurance expirations, will be treated the same as they have been historically recorded and amortized, and as such, this statement will not materially impact the Company's accounting for these assets. However, goodwill which historically has been amortized over a 20- to 40-year time period will no longer be subject to amortization. Instead, goodwill will be tested at least annually for impairment by applying a fair value based test. This annual impairment testing could result in more volatility in reported income, as impairment losses could occur irregularly and in varying amounts. The impact of the non-amortization of goodwill required by this statement on the Company's future earnings is not yet determinable. Goodwill and intangible assets acquired after June 30, 2001 are immediately subject to the provisions of SFAS No. 142; otherwise, the provisions of this statement will be effective January 1, 2002.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

 THE FOLLOWING DISCUSSION UPDATES THE MD&A CONTAINED IN THE COMPANY'S 2000 ANNUAL REPORT ON FORM 10-K, AS AMENDED, AND THE TWO DISCUSSIONS SHOULD BE READ TOGETHER.

Results of Operations

 Net Income. Net income for the second quarter of 2001 was $12,256,000, or $0.41 per share, compared with net income in the second quarter of 2000 of $7,499,000, or $0.25 per share, a 64% increase on a per-share basis. Net income for the six months ended June 30, 2001 was $24,733,000, or $0.82 per share, compared with 2000 same period net income of $16,494,000, or $0.56 per share, a 46% increase on a per-share basis.

Commissions and Fees. Commissions and fees for the second quarter of 2001 increased $23,728,000, or 43%, over the same period in 2000. Approximately $17,729,000 of this increase represents revenues from the acquisition of Riedman and other agencies, with the remainder due to new and renewal business production. Commissions and fees for the six months ended June 30, 2001 increased $45,420,000, or 40%, over the same period in 2000. Approximately $34,449,000 of this increase represents revenues from the acquisition of Riedman and other agencies, with the remainder due to new and renewal business production. Core commissions and fees, excluding the effects of acquisitions and divestitures, increased 13.5% and 12.0%, respectively, over the three- and six-month periods ended June 30, 2001, compared with the same periods in 2000.

Investment Income. Investment income for the second quarter and six-month period ended June 30, 2001 increased $88,000 and $157,000, respectively, over the same periods in 2000, primarily due to higher balances of available cash to invest and the sale of some investments.

Other Income. Other income primarily includes gains and losses from the sales of customer accounts and other assets. Other income for the second quarter and six-month period ended June 30, 2001 increased $729,000 and $455,000, respectively, over the same periods in 2000. The increase is primarily due to the gain on the sale of some automotive-related program business during the second quarter of 2001.

Employee Compensation and Benefits. Employee compensation and benefits during the three- and six-month periods ended June 30, 2001 increased 33% and 34%, respectively, over the same periods in 2000. These increases primarily relate to the addition of new employees as a result of the Riedman purchase and other acquisitions consummated in the prior year. Employee compensation and benefits as a percentage of revenue decreased to 51% for the second quarter of 2001 from 55% for the second quarter of 2000. For the six months ended June 30, 2001, employee compensation and benefits as a percentage of revenue was 51% compared with 54% for the same period in 2000. These declines are attributable to the restatement of 2000 results for pooled entities. These entities, operating as private companies in 2000, had higher compensation expense as a percentage of revenues than the Company had.

Other Operating Expenses. Other operating expenses for the second quarter of 2001 increased $3,138,000, or 33%, over the same period in 2000. For the six-month period ended June 30, 2001, other operating expenses increased $5,604,000, or 30%. These increases are primarily due to the acquisitions of Riedman and other agencies. Other operating expenses as a percentage of total revenue for the second quarter of 2001 decreased to 16%, compared with 17% for the same period in 2000. For the six-month period ended June 30, 2001, other operating expenses as a percentage of revenue were 15%, compared with 17% for the same period in 2000.

Depreciation. Depreciation for the three-month and six-month periods ended June 30, 2001, increased $211,000 and $381,000, respectively, over the same periods in 2000, primarily due to fixed assets acquired in connection with the Riedman acquisition.

Amortization. Amortization for the three-month and six-month periods ended June 30, 2001, increased $1,940,000 and $3,101,000, respectively, over the same periods in 2000, primarily due to increased amortization from the Riedman purchase and other acquisitions since the second quarter of 2000.

Interest. Interest for the three-month and six-month periods ended June 30, 2001, increased $1,095,000 and $2,517,000, respectively, over the same periods in 2000, primarily due to debt incurred for the Riedman acquisition and other cash acquisitions.

Liquidity and Capital Resources

The Company's cash and cash equivalents of $35,281,000 at June 30, 2001 increased by $1,386,000, from $33,895,000 at December 31, 2000. For the six-month period ended June 30, 2001, $44,951,000 of cash was provided from operating activities. From the cash provided by operating activities along with existing cash balances and new long-term debt, $103,217,000 was used to acquire other agencies or books of business, $20,772,000 was used for payments on long-term debt, $6,789,000 was used for additions to fixed assets, and $4,413,000 was used for payments of dividends. The current ratio at June 30, 2001 was 0.86, compared with 0.97 at December 31, 2000.

In January 2001, the Company entered into a $90 million seven-year term loan agreement with a national banking institution, bearing an interest rate based upon the 30, 60 or 90-day London Inter-Bank Offering Rate (LIBOR) plus 0.50% and LIBOR plus 1.00%, depending upon the Company's quarterly ratio of Funded Debt to Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). The 90-day LIBOR rate was 3.83% as of June 30, 2001. The loan was fully funded on January 3, 2001 and a balance of $83.6 million remained outstanding as of June 30, 2001. This loan is to be repaid in twenty-eight equal quarterly installments that began in April 2001. The Company also has a revolving credit facility with the institution, which facility provides for available borrowings of up to $50 million, with a maturity date of October, 2002. There were no borrowings against this line of credit at December 31, 2000 or June 30, 2001.

The Company continues to maintain its credit agreement with a major insurance company under which $3 million (the maximum amount available for borrowings) was outstanding at both December 31, 2000 and June 30, 2001, at an interest rate equal to the prime lending rate plus 1.00% (7.75% at June 30, 2001). In accordance with the amendment to the loan agreement dated August 1, 1998, the maximum amount available for borrowings will decrease by $1 million each year in August until the facility expires in August 2003.

The Company believes that its existing cash, cash equivalents, short-term investments portfolio, funds generated from operations, and available credit facility borrowings are sufficient to satisfy its normal financial needs.

Forward-Looking Statements

From time to time, the Company may publish "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. The Company makes such forward-looking statements within the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," "plan" and "continue" or similar words, and may relate to such matters as anticipated financial performance of future revenues or earnings, business prospects, projected acquisitions or ventures, new products or services, anticipated market performance, compliance costs, and similar matters. These statements are based on current expectations about future events. Although the Company believes that the expectations reflected in or suggested by such forward-looking statements are reasonable, actual results may differ materially from what the Company currently expects. Important factors which could cause the actual results to differ materially from such forward-looking statements include:
-	material adverse changes in economic conditions in the markets the Company serves;
-	future regulatory actions and conditions in the states in which the Company conducts business;
-	competition from others in the insurance agency business;
-	legal developments adversely affecting the litigation experience of the insurance industry;
-	the potential occurrence of a major natural disaster in certain areas of the states of Arizona, Florida and/or New York, where the Company's business is concentrated;
-

the integration of the Company's operations with those of businesses or assets the Company has acquired or may acquire in the future and the failure to realize the expected benefits of such integration; and

-	other risks and uncertainties as may be detailed from time to time in the Company's public announcements and Securities and Exchange Commission filings.

All forward-looking statements attributable to the Company are expressly qualified by these cautionary statements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest, foreign currency exchange rates, and equity prices. The Company is exposed to market risk related to changes in interest rates. The impact of interest expense on earnings, and the value of market-risk sensitive financial instruments (primarily marketable equity securities and long-term debt) are subject to change as a result of movements in market rates and prices.

The Company's investment portfolio was valued at $9,273,000 as of June 30, 2001. This represents approximately 2.1% of total assets at that date. The majority of the portfolio is comprised of various equity investments. The market value changes are accounted for in Other Comprehensive Income in the equity section of the balance sheet. Earnings on investments are not significant to the Company's results of operations; therefore, any changes in interest rates and dividends would have a minimal effect on future net income.

With respect to the Company's long-term debt, $86,571,000 was subject to variable rates of interest at June 30, 2001. From the total amount of debt, $83,571,000 was funded from a term loan in January 2001 and bears an interest rate based upon the 30, 60, or 90-day LIBOR plus 0.50% and 1.00%. It is payable in twenty-eight equal quarterly installments that began in April 2001. The remaining $3,000,000 of variable rate debt comes from a credit agreement with a major insurance company and bears an interest rate of prime plus 1.00%. It is payable in equal annual installments in August 2001, 2002 and 2003. The remaining $15,314,000 of long-term debt is subject to fixed rates of interest. This fixed rate debt matures in various increments from 2001 through 2011. These fixed rate liabilities have been discounted at rates that approximate the Company's current borrowing rates, and as a result, the fair value of these liabilities approximates their carrying value at June 30, 2001. Based on a hypothetical 1% change in interest rates, the potential change to future net income would be approximately $866,000. Because of favorable current market conditions, the Company does not use derivatives, such as swaps or caps, to alter the interest characteristics of debt instruments.

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

ITEM 2 - CHANGE IN SECURITIES AND USE OF PROCEEDS

On January 13, 2001, the Company issued a total of 327,379 shares of its common stock in exchange for all of the outstanding stock of Huval Insurance Agency, Inc. and its affiliated companies, headquartered in Lafayette, Louisiana. On February 15, 2001, the Company issued a total of 95,588 shares of its common stock in exchange for all of the outstanding stock of Spencer & Associates, Inc. and SAN of East Central Florida, Inc., with offices in Melbourne and Titusville, Florida. Also, on May 4, 2001, the Company issued 571,429 shares of its common stock in exchange for all of the outstanding stock of The Young Agency, Inc., headquartered in Syracuse, New York. These acquisitions have been recorded using the pooling-of-interests method of accounting. These shares of the Company's common stock were not registered under the Securities Act of 1933, as amended. The Company relied in each transaction upon an exemption from registration pursuant to Rule 506 of Regulation D under the Securities Act. This exemption was relied upon because in each transaction, the issuance of the Company's common stock met all of the terms and conditions of Rules 501 and 502 of Regulation D; shares were not issued to more than 35 non-accredited investors; and by virtue of the selling shareholders' representations and warranties, the Company reasonably believed immediately prior to issuance that each non-accredited investor, either alone or with such investor's purchaser representative, had such knowledge and experience in financial and business matters that such investor was capable of evaluating the merits and risks of the prospective investment in the Company's common stock.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on April 18, 2001. At the Annual Meeting, three matters were submitted to a vote of security holders. Those matters were:

1. The election of nine directors

The number of votes cast for, withheld or abstaining with respect to the election of each of the directors is set forth below:

		Abstain/ Withheld
	For

J. Hyatt Brown	26,162,938	436,862
Samuel P. Bell, III	26,110,762	489,038
Bradley Currey, Jr.	26,170,665	429,135
Jim W. Henderson	26,163,651	436,149
Theodore J. Hoepner	26,111,388	488,412
David H. Hughes	26,163,611	436,189
Toni Jennings	26,173,008	426,792
John R. Riedman	26,126,695	473,105
Jan E. Smith	26,173,671	426,129

There were no broker non-votes with respect to the election of directors.

  The proposal to amend the Company's Articles of Incorporation to increase the number of shares of the Company's authorized common stock from 70,000,000 to 140,000,000

  The number of votes cast for, against or abstaining with respect to the proposal to increase the number of shares of the Company's authorized common stock from 70,000,000 to 140,000,000 is set forth below:

For	24,983,934
Against	1,605,117
Abstain	10,749

  The proposal to amend the Company's 2000 Incentive Stock Option Plan to reserve an additional 600,000 shares of common stock for issuance thereunder

The number of votes cast for, against or abstaining with respect to the proposal to reserve an additional 600,000 shares of common stock for the Company's 2000 Incentive Stock Option Plan is set forth below:

For	23,905,054
Against	2,525,350
Abstain	169,396

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

  EXHIBITS
Exhibit 3a -	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended June 30, 2001)

Exhibit 3b -	Amended and Restated Bylaws (incorporated by reference to Exhibit 3b to Form 10-K for the year ended December 31, 1996).

Exhibit 4b -	Rights Agreement, dated as of July 30, 1999, between the Company and First Union National Bank, as Rights Agent (incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 2, 1999).

Exhibit 10(a) -	Amended and Restated Revolving and Term Loan Agreement between the Company and SunTrust Banks dated January 3, 2001 (incorporated by reference to Exhibit 4a to Form 10-K filed on March 14, 2001).

Exhibit 10(b) -

  Asset Purchase Agreement, dated September 11, 2000, among the Company, Riedman Corporation and Riedman Corporation's Shareholders (incorporated by reference to the Company's Quarterly Report on Form 10-Q dated November 13, 2000).

Exhibit 10(c) -

  First Amendment to Asset Purchase Agreement, dated January 3, 2001, among the Company, Riedman Corporation and Riedman's Corporation's Shareholders (incorporated by reference to Exhibit 10(b) to Form 8-K filed on January 18, 2001).

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
BROWN & BROWN, INC
/S/ CORY T. WALKER

Date: _________, 2001
Cory T. Walker, Vice President,
Chief Financial Officer and Treasurer
(duly authorized officer, principal financial
officer and principal accounting officer)

F:\ADMIN\SEC\10Q\2NDQ01.DOC