Form 10-Q
period 2001-09-30
BROWN & BROWN INC
filed 2001-11-14
CIK 79282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  X    No   __

The number of shares of the registrant's common stock, $.10 par value, outstanding as of November 6, 2001 was 31,596,704.

_____________________________________________________________________________________

(2)
__________________________________________________________________________________

BROWN & BROWN, INC.

Index

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):

	Condensed Consolidated Statements of Income for the three
	and nine months ended September 30, 2001 and 2000	3

	Condensed Consolidated Balance Sheets as of September 30,
	2001 and December 31, 2000	4

	Condensed Consolidated Statements of Cash Flows for
	the nine months ended September 30, 2001 and 2000	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 2.	Changes in Securities and Use of Proceeds	18

Item 6.	Exhibits and Reports on Form 8-K	20

SIGNATURES		21

(3)
_______________________________________________________________________________

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share data)

For the three months		For the nine months
ended September 30,		ended September 30,
2001	2000	2001	2000

REVENUES
Commissions and fees	$84,696	$59,369	$251,319	$180,372
Investment income	558	1,252	2,749	3,151
Other (loss) income	(20)	279	1,266	1,226
Total revenue	85,234	60,900	255,334	84,749

EXPENSES

Employee compensation and benefits	44,659	33,206	133,379	100,644
Other operating expenses	12,305	9,548	38,620	30,268
Depreciation	1,639	1,432	4,834	4,204
Amortization	3,920	2,328	11,375	6,695
Interest	1,634	186	4,613	644
Total expenses	64,157	46,700	192,821	142,455

Income before income taxes	21,077	14,200	62,513	42,294
Income taxes	8,009	5,370	24,078	15,759

NET INCOME	$ 13,068	$8,830	$ 38,435	$ 26,535
	======	=====	======	======

Net Income Per Share
Basic	$0.21	$0.15	$0.63	$0.44
	======	=====	======	======
Diluted	$0.21	$0.15	$0.62	$0.44
	======	=====	======	======

Weighted Average Number of Shares Outstanding
Basic	61,341	60,809	61,163	60,437
	======	=====	======	======
Diluted	62,009	60,813	61,765	60,437
	======	=====	======	======

See notes to condensed consolidated financial statements.

(4)
_________________________________________________________________________________
BROWN & BROWN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

September 30,	December 31,
2001	2000

ASSETS
Cash and cash equivalents	$ 32,561	$ 36,114
Restricted cash	41,248	28,031
Short-term investments	3,442	2,149
Premiums, commissions and fees receivable	96,661	93,580
Other current assets	8,735	8,337
Total current assets	182,647	168,211

Fixed assets, net	22,438	16,285
Intangible assets, net	231,545	104,237
Investments	7,204	6,333
Deferred income taxes	2,560	2,831
Other assets	7,478	7,652

Total assets	$453,872	$305,549
	=======	=======

LIABILITIES
Premiums payable to insurance companies	$149,635	$132,647
Premium deposits and credits due customers	9,811	8,347
Accounts payable and accrued expenses	39,349	32,482
Current portion of long-term debt	17,815	3,185
Total current liabilities	216,610	176,661

Long-term debt	79,362	7,869
Other liabilities	7,984	7,596
Total liabilities	303,956	192,126

SHAREHOLDERS' EQUITY
Common stock, par value $.10 per share; authorized 140,000
shares; issued 61,430 shares at 2001 and 60,928 shares at 2000	6,143	6,093
Retained earnings	140,456	104,835
Accumulated other comprehensive income	3,317	2,495
Total shareholders' equity	149,916	113,423

Total liabilities and shareholders' equity	$453,872	$305,549
	=======	=======

See notes to condensed consolidated financial statements.

(5)
________________________________________________________________________________
BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

For the nine months ended
September 30,
2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$38,435	$26,535
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	4,834	4,204
Amortization	11,375	6,695
Compensation expense under performance stock plan	1,472	361
Deferred income taxes	(255)	181
Net gains on sales of investments, fixed assets and
customer accounts	(970)	(588)
Restricted cash, increase	(13,217)	(6,206)
Premiums, commissions and fees receivable, increase	(3,081)	(5,386)
Other assets, increase	(224)	(589)
Premiums payable to insurance companies, increase	16,988	9,248
Premium deposits and credits due customers, increase (decrease)	1,464	(377)
Accounts payable and accrued expenses, increase	6,867	2,183
Other liabilities, increase (decrease)	388	(689)
NET CASH PROVIDED BY OPERATING ACTIVITIES	64,076	35,572

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to fixed assets	(8,261)	(3,991)
Payments for businesses acquired, net of cash acquired	(116,569)	(18,563)
Proceeds from sales of fixed assets and customer accounts	850	959
Purchases of investments	(3,052)	(652)
Proceeds from sales of investments	2,510	430
NET CASH USED IN INVESTING ACTIVITIES	(124,522)	(21,817)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(28,497)	(3,922)
Proceeds from long-term debt	90,000	443
Exercise of stock options and issuances of stock	2,816	1,734
Purchase of stock	-	(381)
Equity transactions of pooled entities prior to date of acquisitions	(710)	-
Cash dividends paid	(6,716)	(5,392)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	56,893	(7,518)

Net (decrease) increase in cash and cash equivalents	(3,553)	6,237
Cash and cash equivalents at beginning of period	36,114	29,226

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$32,561	$35,463
	=====	=====

See notes to condensed consolidated financial statements.

(6)
_____________________________________________________________________________________

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

The accompanying financial statements for all periods presented have been restated to give effect to the following acquisitions:  The Flagship Group, Ltd., effective November 21, 2000; WMH, Inc. and Huffman & Associates, Inc., effective December 14, 2000; Mangus Insurance & Bonding, Inc., effective December 29, 2000; Huval Insurance Agency, Inc. and its affiliated companies, effective January 13, 2001; Spencer & Associates, Inc. and SAN of East Central Florida, Inc., effective February 15, 2001; The Young Agency, Inc., effective May 4, 2001; Layne & Associates, Ltd., effective July 3, 2001; Agency of Insurance Professionals, Inc., CompVantage Insurance Agency, L.L.C., and Agency of Indian Programs Insurance, L.L.C., effective July 16, 2001; Finwall & Associates Insurance, Inc., effective July 18, 2001; The Connelly Insurance Group, Inc., effective August 1, 2001; The Benefit Group, Inc., effective August 1, 2001; and Logan Insurance Agency, Inc., effective August 29, 2001.

The acquisitions referenced above have been accounted for under the pooling-of-interests method of accounting, and accordingly, the Company's condensed consolidated financial statements have been restated for all periods prior to the acquisitions to include the results of operations, financial positions and cash flows of those acquisitions.

Results of operations for the three- and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

(7)
____________________________________________________________________________________

BROWN & BROWN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 - Basic and Diluted Earnings Per Share

The following table sets forth the computation of basic net income per common share and dilutive net income per common and common equivalent share (in thousands, except per-share data):

	For the three-month period		For the nine-month period
	ended September 30,		ended September 30,
	2001	2000	2001	2000

Net Income	$13,068	$ 8,830	$38,435	$26,535
	======	=====	======	======
Weighted average number of common shares
outstanding	61,341	60,809	61,163	60,437
Dilutive effect of stock options using the treasury
stock method	668	4	602	-
Weighted average number of common stock and common equivalent shares outstanding	62,009	60,813	61,765	60,437
	======	======	=====	=====
Basic net income per share	$0.21	$0.15	$0.63	$0.44
	======	======	======	=====
Dilutive net income per common and common
equivalent share	$0.21	$0.15	$0.62	$0.44
	======	======	======	=====

On October 29, 2001, the Company's Board of Directors authorized a 2-for-1 split of its common stock effective November 21, 2001, effected as a 100% stock dividend, for shareholders of record at the close of business on November 7, 2001.  All share and per-share amounts in the accompanying condensed consolidated financial statements have been restated to give effect to the stock split.

Note 3 - Acquisitions

Purchases

During the third quarter of 2001, the Company acquired substantially all of the assets of Meadowbrook of Florida, Inc. d/b/a Meadowbrook Villari Agency, of Deerfield Beach, Florida; Abrahms Group Benefits, Inc. and Abrahms Life Services, Inc., of Newington, Connecticut; and Menk & Associates, Inc., of Wheat Ridge, Colorado.

During the second quarter of 2001, the Company acquired substantially all of the assets of Parcel Insurance Plan, Inc., of St. Louis, Missouri and Wheeler Insurance Associates, Inc., of Tallahassee, Florida, and all of the outstanding shares of Harris Holdings, Inc., a holding company for all the outstanding shares of The Harris Agency, Inc., of Manassas, Virginia.  In addition, the Company acquired several books of business.

Effective January 1, 2001, the Company acquired the insurance agency-related operations and assets of Riedman Corporation ("Riedman"), headquartered in Rochester, New York, which consist of more than 60 offices in 13 states, principally in locations in which the Company did not formerly have an office.  The total purchase price, including liabilities assumed, was approximately $92 million and

(8)
____________________________________________________________________________

BROWN & BROWN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Purchases - continued

was fully funded by a seven-year term loan with a national banking institution.  This acquisition was accounted for using the purchase method of accounting and includes a preliminary purchase price allocation of $4 million allocated to fixed assets, $2.8 million allocated to non-compete agreements and the remaining amounts allocated to purchased customer accounts, acquisition costs and goodwill.

During the first quarter of 2001, the Company also acquired substantially all of the assets of Ayers/Sierra Insurance Associates, LLP, with offices in Tampa and St. Petersburg, Florida.  In addition, the Company acquired several books of business.

During the third quarter of 2000, the Company acquired substantially all of the assets of Corporate Risk Management Services, Inc., of Tallahassee, Florida, and Cunningham Insurance Agency of Naples, Inc., of Naples, Florida.  During such period the Company also acquired all of the outstanding stock of Robertson Insurance Services, Inc., of Macungie, Pennsylvania.  In addition, the Company acquired several books of business.

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

Pooling-of-Interests

During the third quarter of 2001, the Company issued shares of its common stock for all of the outstanding stock of the following companies, respectively; 241,167 shares - Layne & Associates, Ltd., of Las Vegas, Nevada; 120,134 shares - Agency of Insurance Professionals, Inc., CompVantage Insurance Agency, L.L.C., and Agency of Indian Programs Insurance, L.L.C., of Pryor, Oklahoma; 83,733 shares - Finwall & Associates Insurance, Inc., of Orlando, Florida; 257,588 shares - The Connelly Insurance Group, Inc., of Clearwater, Florida; 59,854 shares - The Benefit Group, Inc., of St. Petersburg, Florida; and 8,368 shares - Logan Insurance Agency, Inc., of Salem, Virginia.

During the second quarter of 2001, the Company issued 571,429 shares of its common stock in exchange for all of the outstanding stock of The Young Agency, Inc., headquartered in Syracuse, New York.

(9)
_________________________________________________________________________________

BROWN & BROWN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Pooling-of-Interests - continued

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

Note 4 - Long-Term Debt

In January 2001, the Company entered into a $90 million seven-year term loan agreement with a national banking institution, bearing an interest rate based upon the 30-, 60- or 90-day London Inter-Bank Offering Rate (LIBOR) plus 0.50% to 1.00%, depending upon the Company's quarterly ratio of Funded Debt to Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA).  The 90-day LIBOR rate was 3.83% as of September 30, 2001.  The loan was fully funded on January 3, 2001 and a balance of $80.4 million remained outstanding as of September 30, 2001.  This loan is to be repaid in twenty-eight equal quarterly installments that began in April 2001.  The Company also has a revolving credit facility with the institution, which provides for available borrowings of up to $50 million, with a maturity date of October 2002.  There were no borrowings against this line of credit at December 31, 2000 or September 30, 2001.

The Company continues to maintain its credit facility with a major insurance company under which $2 million and $3 million was outstanding at September 30, 2001 and December 31, 2000, respectively.  These were the maximum amounts available for borrowing at each of these dates.  The facility carries an interest rate equal to prime plus 1.00% (7.00% at September 30, 2001).  In accordance with the amendment to the loan agreement dated August 1, 1998, the maximum amount available for borrowings will decrease by $1 million each year in August until the facility expires in August 2003.

Note 5 - Contingencies

The Company is not a party to any legal proceedings other than various claims and lawsuits arising in the normal course of business.  Management of the Company does not believe that any such claims or lawsuits will have a material effect on the Company's financial condition or results of operations.

(10)
___________________________________________________________________________________

BROWN & BROWN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 - Supplemental Disclosures of Cash Flow Information

	For the nine-month period ended September 30,
(in thousands)	2001	2000
Cash paid during the period for:
Interest	$ 3,671	$ 509
Income taxes	23,258	15,581

The Company's significant non-cash investing and financing activities are as follows:

For the nine-month period ended September 30,
(in thousands)	2001	2000

Unrealized holding gain (loss) on available-
for-sale securities net of tax effect of $526
in 2001 and tax benefit of $1,009 in 2000	$ 822	$(1,577)

Debt issued or assumed for acquisition of
customer accounts	24,620	611

Note 7 - Comprehensive Income

The components of comprehensive income and accumulated other comprehensive income are as follows (in thousands):
	For the three-month period		For the nine-month period
	ended September 30,		Ended September 30,

	2001	2000	2001	2000

Net income	$13,068	$8,830	$38,435	$26,535
Net change in unrealized holding (loss) gain on available-for-sale securities	(428)	465	822	(1,577)
Comprehensive income	$12,640	$9,295	$39,257	$24,958
	======	=====	======	=======

Accumulated other comprehensive income at beginning of period	$3,745	$2,880	$2,495	$4,922
Net change in unrealized holding (loss)gain on available-for-sale securities, net of income taxes	(428)	465	822	(1,577)
Accumulated other comprehensive income at end of period	$3,317	$3,345	$3,317	$3,345
	=====	=====	=====	=====

(11)
_____________________________________________________________________________________

BROWN & BROWN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

(in thousands)
Nine Months Ended September 30, 2001:	Retail	Programs	Service	Brokerage	Other	Total

Total Revenues	$204,106	$13,282	$18,508	$21,940	$(2,502)	$255,334

Investment income	3,276	931	272	478	(2,208)	2,749
Interest expense	9,316	21	202	6	(4,932)	4,613
Depreciation	3,327	548	376	207	376	4,834
Amortization	9,759	118	15	953	530	11,375
Income (loss) before income taxes	42,275	3,839	3,235	7,962	5,202	62,513

Total assets	311,203	47,635	8,190	63,763	23,081	453,872
Capital expenditures	3,235	432	340	429	3,825	8,261

Nine Months Ended September 30, 2000:	Retail	Programs	Service	Brokerage	Other	Total

Total Revenues	$137,165	$16,649	$15,982	$15,394	$ (441)	$184,749

Investment income	2,204	1,045	204	539	(841)	3,151
Interest expense	1,589	16	-	-	(961)	644
Depreciation	2,674	780	369	175	206	4,204
Amortization	5,560	155	2	955	23	6,695
Income (loss) before income taxes	27,065	5,973	2,217	4,966	2,073	42,294

Total assets	204,485	57,334	5,849	49,538	(24,695)	292,511
Capital expenditures	2,184	397	885	345	180	3,991

(12)
____________________________________________________________________________________

BROWN & BROWN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 - Subsequent Events

Effective November 1, 2001, the Company issued 565,056 shares of its common stock in exchange for all of the outstanding stock of Raleigh, Schwarz & Powell, Inc., headquartered in Tacoma, Washington.  Effective October 29, 2001, the Company issued 21,009 shares of its common stock in exchange for all of the outstanding stock of McKinnon & Mooney, Inc., headquartered in Flint, Michigan.  Effective October 22, 2001, the Company issued 31,100 shares of its common stock in exchange for all of the outstanding stock of Froehlich-Paulson-Moore Inc., and all of the outstanding membership interests of M&J Building, LLC, headquartered in Grand Forks, North Dakota.  These transactions were accounted for using the pooling-of-interests method of accounting.

Effective October 1, 2001, the Company acquired substantially all of the assets of the following entities: Carvajal Investments El Paso, L.P. and S.B. Insurance Services, Inc., collectively d/b/a Associated Insurance Agency, and Dima Enterprises, Inc. d/b/a Sanborn's Mexico Insurance, both of El Paso, Texas; Henry S. Lehr, Inc. and Apollo Financial Corporation, both of Bethlehem, Pennsylvania; Web-Kor Insurance Agency, Inc., of Charleston, South Carolina; and Airline Investments d/b/a Bynum, Grace & Joffrion, of Baton Rouge, Louisiana.  Effective November 1, 2001, the Company issued 122,014 shares of its common stock in exchange for all of the outstanding stock of Golden Gate Holdings, Inc., headquartered in Novato, California.  These acquisitions were accounted for using the purchase method of accounting.

Note 10 - New Accounting Pronouncements

In June 2001, the Statement of Financial Accounting Standards No. 141 (SFAS 141) "Business Combinations" was issued.  SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.  The Company has historically used the pooling-of-interests method on acquisitions that met the now-superseded criteria of APB No. 16, and the purchase method of accounting on other acquisitions.  Acquisitions that met the now-superseded APB No. 16 criteria and that were formally announced prior to June 30, 2001 with executed letters of intent outlining the major terms of the acquisition plan, including the ratio of exchange of stock, will be accounted for as pooling-of-interests transactions.  The Company's future acquisitions will all be consummated using the purchase method.  The impact of the new SFAS 141 on the Company will be to increase the amount of intangible assets recorded on the balance sheet.

Also in June 2001, the Statement of Financial Accounting Standards No. 142 (SFAS 142) "Goodwill and Other Intangible Assets" was issued.  SFAS 142 addresses how intangible assets that are acquired individually or as a group of other assets should be accounted for in financial statements upon their acquisition.  This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  For the Company, intangible assets with a finite life, such as insurance expirations, will be treated the same as they have been historically recorded and amortized, and as such, this statement will not materially impact the Company's accounting for these assets.  However, goodwill which historically has been amortized over a 20- to 40-year time period will no longer be subject to amortization.   Instead, goodwill will be tested

(13)
_________________________________________________________________________________

BROWN & BROWN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 - New Accounting Pronouncements - continued

at least annually for impairment by applying a fair-value-based test.  This annual impairment testing could result in more volatility in reported income, as impairment losses could occur irregularly and in varying amounts.  The impact of the non-amortization of goodwill required by this statement on the Company's future earnings is not yet determinable.  Goodwill and intangible assets acquired after June 30, 2001 are immediately subject to the provisions of SFAS 142; otherwise, the provisions of this statement will be effective January 1, 2002.

Additionally, in June 2001, Statement of Financial Accounting Standards No. 143 (SFAS 143) "Accounting for Asset Retirement Obligations" was issued.  SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs.  SFAS 143 is effective for fiscal years beginning after June 15, 2002.  The Company has not yet determined the impact of SFAS 143.

In August 2001, Statement of Financial Accounting Standards No. 144 (SFAS 144) "Accounting for the Disposal or Impairment of Long-Lived Assets" was issued.  SFAS 144 requires that a single accounting impairment model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions.  SFAS 144 is effective for fiscal years beginning after December 15, 2002.  The Company has not yet determined the impact of SFAS 144.

(14)
______________________________________________________________________________

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION UPDATES THE MD&A CONTAINED IN THE COMPANY'S 2000 ANNUAL REPORT ON FORM 10-K, AS AMENDED, AND THE TWO DISCUSSIONS SHOULD BE READ TOGETHER.

Results of Operations

Net Income.  Net income for the third quarter of 2001 was $13,068,000, or $0.21 per share, compared with net income in the third quarter of 2000 of $8,830,000, or $0.15 per share, a 40% increase on a per-share basis.  Net income for the nine months ended September 30, 2001 was $38,435,000, or $0.62 per share, compared with 2000 same period net income of $26,535,000, or $0.44 per share, a 41% increase on a per-share basis.

Commissions and Fees.  Commissions and fees for the third quarter of 2001 increased $25,327,000, or 43%, over the same period in 2000.  Approximately $18,825,000 of this increase represents revenues from the acquisition of Riedman and other agencies acquired using the purchase method of accounting, with the remainder due to new and renewal business production.  Commissions and fees for the nine months ended September 30, 2001 increased $70,947,000, or 39%, over the same period in 2000.  Approximately $53,255,000 of this increase represents revenues from the acquisition of Riedman and other agencies acquired using the purchase method of accounting, with the remainder due to new and renewal business production.  Core commissions and fees, excluding the effects of acquisitions and divestitures, increased 12.1% and 11.6%, respectively, over the three- and nine-month periods ended September 30, 2001, compared with the same periods in 2000.

Investment Income.  Investment income for the three- and nine-month periods ended September 30, 2001 decreased $694,000 and $402,000, respectively, from the same periods in 2000, primarily due to lower cash balances available to invest and lower investment interest rates.

Other Income.  Other income primarily includes gains and losses from the sales of customer accounts and other assets.  Other income for the three- and nine-month periods ended September 30, 2001 decreased $299,000 and increased $40,000, respectively, from the same periods in 2000.

Employee Compensation and Benefits.  Employee compensation and benefits during the three- and nine-month periods ended September 30, 2001 increased 35% and 33%, respectively, over the same periods in 2000.  These increases primarily relate to the addition of new employees as a result of the Riedman purchase and other acquisitions consummated since the prior-year periods.  Employee compensation and benefits as a percentage of revenue decreased to 52% for both the three- and nine-month periods ended September 30, 2001 compared with approximately 55% for the same periods in 2000. These declines are attributable to the restatement of 2000 results for pooled entities.  These entities, operating as private companies in 2000, had higher compensation expense as a percentage of revenues than the Company had on a historical basis.

(15)
_________________________________________________________________________________

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations - continued

Other Operating Expenses.  Other operating expenses for the third quarter of 2001 increased $2,757,000, or 29%, over the same period in 2000.  For the nine-month period ended September 30, 2001, other operating expenses increased $8,352,000, or 28%.  These increases are primarily due to the acquisitions of Riedman and other agencies.  Other operating expenses as a percentage of total revenue for the third quarter of 2001 decreased to 14%, compared with 16% for the same period in 2000.  For the nine-month period ended September 30, 2001, other operating expenses as a percentage of revenue was 15%, compared with 16% for the same period in 2000.

Depreciation.  Depreciation for the three- and nine-month periods ended September 30, 2001, increased $207,000 and $630,000, respectively, over the same periods in 2000, primarily due to fixed assets acquired in connection with the acquisition of Riedman and other agencies.

Amortization.  Amortization for the three- and nine-month periods ended September 30, 2001, increased $1,592,000 and $4,680,000, respectively, over the same periods in 2000, primarily due to increased amortization from the Riedman purchase and other acquisitions since the third quarter of 2000.

Interest.  Interest expense for the three- and nine-month periods ended September 30, 2001, increased $1,448,000 and $3,969,000, respectively, over the same periods in 2000, primarily due to debt incurred for the Riedman acquisition and other cash acquisitions.

Liquidity and Capital Resources -

The Company's cash and cash equivalents of $32,561,000 at September 30, 2001 decreased by $3,553,000, from $36,114,000 at December 31, 2000.  For the nine-month period ended September 30, 2001, $64,076,000 of cash was provided from operating activities.  From the cash provided by operating activities along with existing cash balances and $90,000,000 of new long-term debt, $116,569,000 was used to acquire other agencies or books of business, $28,497,000 was used for payments on long-term debt, $8,261,000 was used for additions to fixed assets, and $6,716,000 was used for payments of dividends.  The current ratio at September 30, 2001 was 0.84, compared with 0.95 at December 31, 2000.

In January 2001, the Company entered into a $90 million seven-year term loan agreement with a national banking institution, bearing an interest rate based upon the 30-, 60- or 90-day London Inter-Bank Offering Rate (LIBOR) plus 0.50% and LIBOR plus 1.00%, depending upon the Company's quarterly ratio of Funded Debt to Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA).  The 90-day LIBOR rate was 3.83% as of September 30, 2001.  The loan was fully funded on January 3, 2001 and a balance of $80.4 million remained outstanding as of September 30, 2001.  This loan is to be repaid in twenty-eight equal quarterly installments that began in April 2001.  The Company also has a revolving credit facility with the institution, which facility provides for available borrowings of up to $50 million, with a maturity date of October, 2002.  There were no borrowings against this line of credit at December 31, 2000 or September 30, 2001.

(16)
______________________________________________________________________________________

Results of Operations

Liquidity and Capital Resources - continued

The Company continues to maintain its credit facility with a major insurance company under which $2 million and $3 million was outstanding at September 30, 2001 and December 31, 2000, respectively.  These were the maximum amounts available for borrowing at each of these dates.  The facility carries an interest rate equal to prime plus 1.00% (7.00% at September 30, 2001).  In accordance with the amendment to the loan agreement dated August 1, 1998, the maximum amount available for borrowings will decrease by $1 million each year in August until the facility expires in August 2003.

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

Forward-Looking Statements

From time to time, the Company may publish "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements.  The Company makes such forward-looking statements within the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," "plan" and "continue" or similar words, and may relate to such matters as anticipated financial performance of future revenues or earnings, business prospects, projected acquisitions or ventures, new products or services, anticipated market performance, compliance costs, and similar matters. These statements are based on current expectations about future events.  Although the Company believes that the expectations reflected in or suggested by such forward-looking statements are reasonable, actual results may differ materially from what the Company currently expects.  Important factors which could cause the actual results to differ materially from such forward-looking statements include:

-	material adverse changes in economic conditions in the markets the Company serves;
-	downward commercial property and casualty premium pressures;
-	future regulatory actions and conditions in the states in which the Company conducts business;
-	competition from others in the insurance agency business;
-	legal developments adversely affecting the litigation experience of the insurance industry;
-	the potential occurrence of a major natural disaster that affects certain areas of the states of Arizona, Florida and/or New York, where the Company's business is concentrated;
-

the integration of the Company's operations with those of businesses or assets the Company has acquired or may acquire in the future and the failure to realize the expected benefits of such integration; and

-	other risks and uncertainties as may be detailed from time to time in the Company's public announcements and Securities and Exchange Commission filings.

(17)
________________________________________________________________________

Forward-Looking Statements - continued

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

The Company's investment portfolio was valued at $10,646,000 as of September 30, 2001.  This represents approximately 2.3% of total assets at that date.  The majority of the portfolio is comprised of various equity investments.  The market value changes are accounted for in Other Comprehensive Income in the equity section of the balance sheet.  Earnings on investments are not significant to the Company's results of operations; therefore, any changes in interest rates and dividends would have a minimal effect on future net income.

With respect to the Company's long-term debt, $82,357,000 was subject to variable rates of interest at September 30, 2001.  From the total amount of debt, $80,357,000 was funded from a term loan in January 2001 and bears an interest rate based upon the 30-, 60-, or 90-day LIBOR plus 0.50% to 1.00%.  It is payable in twenty-eight equal quarterly installments that began in April 2001.  The remaining $2,000,000 of variable rate debt comes from a credit agreement with a major insurance company and bears an interest rate of prime plus 1.00%.  It is payable in equal annual installments in August 2002 and 2003.  The remaining $14,820,000 of long-term debt is subject to fixed rates of interest.  This fixed rate debt matures in various increments from 2001 through 2011.  These fixed rate liabilities have been discounted at rates that approximate the Company's current borrowing rates, and as a result, the fair value of these liabilities approximates their carrying value at September 30, 2001.  Based on a hypothetical 1% change in interest rates, the potential change to future net income would be approximately $824,000.  Because of favorable current market conditions, the Company does not use derivatives, such as swaps or caps, to alter the interest characteristics of debt instruments.

(18)
____________________________________________________________________________________

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

ITEM 2 - CHANGE IN SECURITIES AND USE OF PROCEEDS

On January 13, 2001, the Company issued a total of 327,379 shares of its common stock in exchange for all of the outstanding stock of Huval Insurance Agency, Inc. and its affiliated companies, headquartered in Lafayette, Louisiana.  On February 15, 2001, the Company issued a total of 95,588 shares of its common stock in exchange for all of the outstanding stock of Spencer & Associates, Inc. and SAN of East Central Florida, Inc., with offices in Melbourne and Titusville, Florida.  Also, on May 4, 2001, the Company issued 571,429 shares of its common stock in exchange for all of the outstanding stock of The Young Agency, Inc., headquartered in Syracuse, New York.  Additionally, on July 3, 2001, the Company issued 241,167 shares of its common stock in exchange for all of the outstanding stock of Layne & Associates, Ltd., headquartered in Las Vegas, Nevada.  On July 16, 2001, the Company issued a total of 120,134 shares of its common stock in exchange for all of the outstanding stock of Agency of Insurance Professionals, Inc., CompVantage Insurance Agency L.L.C., and Agency of Indian Programs Insurance, L.L.C., of Pryor, Oklahoma.  On July 18, 2001, the Company issued 83,733 shares of its common stock in exchange for all of the outstanding stock of Finwall & Associates Insurance, Inc., of Orlando, Florida.  Also, on August 1, 2001, the Company issued 257,588 and 59,854 shares of its common stock in exchange for all of the outstanding stock of The Connelly Insurance Group, Inc, of Clearwater, Florida, and The Benefit Group, Inc., of St. Petersburg, Florida, respectively.  Finally, on August 29, 2001, the Company issued 8,368 shares of its common stock in exchange for all of the outstanding stock of Logan Insurance Agency, Inc., of Salem, Virginia.  These acquisitions have been recorded using the pooling-of-interests method of accounting.  These shares of the Company's common stock were not registered under the Securities Act of 1933, as amended.  The Company relied in each transaction upon an exemption from registration pursuant to Rule 506 of Regulation D under the Securities Act.  This exemption was relied upon because in each transaction, the issuance of the Company's common stock met all of the terms and conditions of Rules 501 and 502 of Regulation D; shares were not issued to

(19)
__________________________________________________________________________________
BROWN & BROWN, INC.

PART II - OTHER INFORMATION

ITEM 2 - CHANGE IN SECURITIES AND USE OF PROCEEDS - continued

more than 35 non-accredited investors; and by virtue of the selling shareholders' representations and warranties, the Company reasonably believed immediately prior to issuance that each non-accredited investor, either alone or with such investor's purchaser representative, had such knowledge and experience in financial and business matters that such investor was capable of evaluating the merits and risks of the prospective investment in the Company's common stock.

(20)
________________________________________________________________________________

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
Exhibit 3a -

Articles of Amendment to Articles of Incorporation (adopted April 18, 2001) (filed herewith), and Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 1999).

Exhibit 3b -	Amended and Restated Bylaws (incorporated by reference to Exhibit 3b to Form 10-K for the year ended December 31, 1996).

Exhibit 4b -	Rights Agreement, dated as of July 30, 1999, between the Company and First Union National Bank, as Rights Agent (incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 2, 1999).

Exhibit 10(a) -

Amended and Restated Revolving and Term Loan Agreement between the  Company and SunTrust Banks dated January 3, 2001 (incorporated by reference to Exhibit 4a to Form 10-K for the year ended December 31, 2001).

Exhibit 10(b) -

Asset Purchase Agreement, dated September 11, 2000, among the Company, Riedman Corporation and Riedman Corporation's Shareholders (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

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

(b) Reports on Form 8-K

There were no reports filed on Form 8-K during the quarter ended September 30, 2001.

(21)
___________________________________________________________________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN & BROWN, INC
/S/ CORY T. WALKER

Date: November 14, 2001
Cory T. Walker, Vice President,
Chief Financial Officer and Treasurer
(duly authorized officer, principal financial
officer and principal accounting officer)

F:\ADMIN\SEC\10Q\q3rd01.DOC