Form 10-K
period 2001-12-31
BROWN & BROWN INC
filed 2002-02-15
CIK 79282

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-K
(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to ______________

                         COMMISSION FILE NUMBER 0-7201.

                              BROWN & BROWN, INC.
             (Exact name of Registrant as specified in its charter)

                 FLORIDA                                                          59-0864469
(State or other jurisdiction of incorporation or                    (I.R.S. Employer Identification Number)
              organization)

              220 SOUTH RIDGEWOOD AVENUE, DAYTONA BEACH, FL 32114
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (386) 252-9601

          Securities registered pursuant to Section 12(b) of the Act:

     Title of each class                               Name of each exchange on which Registered
     -------------------                               -----------------------------------------
COMMON STOCK, $0.10 PAR VALUE                                       NEW YORK STOCK EXCHANGE
RIGHTS TO PURCHASE COMMON STOCK                                    NEW YORK STOCK EXCHANGE

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant (i.e., other than directors, officers, or holders of more than 5% of the Registrant's common stock) computed by reference to the last reported price at which the stock was sold on February 13, 2002, was $1,764,196.

THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK, $.10 PAR VALUE, OUTSTANDING AS OF FEBRUARY 11, 2002 WAS 63,333,912.

                              BROWN & BROWN, INC.

                            FORM 10-K ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                     PART I

ITEM 1.  BUSINESS

GENERAL

We are the largest insurance agency and brokerage headquartered in the southeastern United States and the eighth largest in the country, based on 2000 total revenues. The name of the company following the 1993 combination of Brown & Brown, Inc., which commenced doing business in 1939, and Poe & Associates, Inc., which commenced doing business in 1959, was Poe & Brown, Inc. The name was changed to Brown & Brown, Inc. in 1999.

We market and sell to our clients insurance products and services, primarily in the property and casualty area. As an agent and broker, we do not assume underwriting risks. Instead, we provide our clients with quality insurance contracts, as well as other targeted, customized risk management products.

We are compensated for our services primarily by commissions paid by insurance companies and fees paid by clients for certain services. The commission is usually a percentage of the premium paid by the insured. Commission rates generally depend upon the type of insurance, the particular insurance company and the nature of the services provided by us. In some cases, a commission is shared with other agents or brokers who have acted jointly with us in a transaction. We may also receive from an insurance company a contingent commission that is generally based on the profitability and volume of business placed with it by us over a given period of time. Fees are principally generated by our Services Division, which offers third-party administration, benefit consulting and managed healthcare services primarily in the workers' compensation and employee benefit markets. The amount of our income from commissions and fees is a function of, among other factors, continued new business production, retention of existing clients, acquisitions and fluctuations in insurance premium rates and insurable exposure units.

Premium pricing within the property and casualty insurance underwriting industry has historically been cyclical, displaying a high degree of volatility based on prevailing economic and competitive conditions. From the mid-1980s through 1999, the property and casualty insurance industry experienced a "soft market" during which the underwriting capacity of insurance companies expanded, stimulating an increase in competition and a decrease in premium rates and related commissions. The effect of this softness in rates on our revenues was somewhat offset by our acquisitions and new business production. As a result of increasing "loss ratios" (the comparison of incurred losses plus adjustment expense against earned premiums) of insurance companies through 1999, there was a general increase in premium rates beginning in the first quarter of 2000 and continuing through the fourth quarter of 2001. Although premium increases vary by line of business, geographical region, insurance company and specific underwriting factors, we believe this was the first time since 1987 that we operated in an environment of increased premiums for eight consecutive quarters. Additionally, in light of the events of September 11, 2001, insurance companies, as well as reinsurers, may extend this trend of increasing premium rates. While we cannot predict the timing or extent of premium pricing changes as a result of market fluctuations or their effect on our operations in the future, we believe that premium rates will continue to increase through at least 2002.

Beginning in 1993 through 2001, we acquired 86 insurance agency operations (excluding acquired books of business) that had aggregate estimated annual revenues of $240.0 million for the 12 calendar months immediately following the date of acquisition. Of these, 26 operations were acquired during 2001, with aggregate estimated annual revenues of $148.0 million for the 12 calendar months immediately following the date of acquisition, including our asset acquisition of the insurance agency business-related assets of Riedman Corporation, effective January 1, 2001, with estimated annual revenues of $54.0 million for the 12 calendar months immediately following the date of acquisition. The large number of acquisitions in 2001 was largely due to the then-anticipated elimination of pooling-of-interests accounting for stock acquisitions, which encouraged the shareholders of certain agencies, especially "C" corporations, to accelerate the sale of their stock to us. As of December 31, 2000, our activities were conducted in 39 locations in 12 states; however, with the acquisitions consummated during 2001, we had 140 locations in 28 states:

Florida.........................   45        Connecticut.....................    2
New York........................   20        Michigan........................    2
Virginia........................    8        New Jersey......................    2
Louisiana.......................    7        Pennsylvania....................    2
Minnesota.......................    6        Wisconsin.......................    2
Colorado........................    5        Indiana.........................    1
North Dakota....................    5        Iowa............................    1
South Carolina..................    5        Missouri........................    1
Georgia.........................    4        Nevada..........................    1
Texas...........................    4        North Carolina..................    1
Arizona.........................    3        Ohio............................    1
California......................    3        Oklahoma........................    1
New Mexico......................    3        Tennessee.......................    1
Washington......................    3        Wyoming.........................    1

Our business is divided into four segments: (1) the Retail Division; (2) the National Programs Division; (3) the Services Division; and (4) the Brokerage Division. The Retail Division provides a broad range of insurance products and services to commercial, governmental, professional and individual clients. The National Programs Division is comprised of two units: Professional Programs, which provides professional liability and related package products for certain professionals; and Special Programs, which markets targeted products and services designated for specific industries, trade groups and market niches. These programs and products are marketed and sold primarily through independent agencies and agents across the United States. For these programs, we receive an "override commission," which is a commission based upon the commissions generated by these independent agencies. The Services Division provides insurance-related services, including third-party administration, consulting for the workers' compensation and employee benefit self-insurance markets and managed healthcare services. The Brokerage Division markets and sells excess and surplus commercial insurance and reinsurance, primarily through independent agents and brokers. In 2001, we generated commission and fee revenues of $359.7 million.

The following table sets forth a summary of (1) the commission and fee revenues generated by each of our operating segments for 2001, 2000 and 1999, and (2) the percentage of our total commission and fee revenues represented by each segment for each such period:

----------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT
PERCENTAGES)                        2001         %        2000         %        1999         %
----------------------------------------------------------------------------------------------
Retail Division(1)..........    $281,118      78.2    $195,222      75.6    $178,667      77.2
National Programs Division..      42,176      11.7      34,011      13.2      29,988      13.0
Services Division...........      24,509       6.8      21,299       8.2      16,874       7.3
Brokerage Division..........      11,894       3.3       7,777       3.0       5,908       2.5
                                --------------------------------------------------------------
          Total.............    $359,697     100.0    $258,309     100.0    $231,437     100.0
----------------------------------------------------------------------------------------------

(1) Numbers and percentages have been restated to give effect to acquisitions accounted for under the pooling-of-interests method of accounting. In addition, we made acquisitions accounted for under the purchase method of accounting during those periods, which affect the comparability of results. See "Management's discussion and analysis of financial condition and results of operations: General" and notes 2 and 3 of the notes to our consolidated financial statements for a description of our acquisitions.

DIVISIONS

RETAIL DIVISION

As of December 31, 2001, our Retail Division operated in 26 states and employed approximately 2,320 persons. Our retail insurance agency business provides a broad range of income products and sources to commercial, governmental, professional and individual clients. The categories of insurance principally sold by us are: Property insurance against physical damage to property and resultant interruption of business or extra expense caused by fire, windstorm or other perils; and Casualty insurance relating to legal liabilities, workers' compensation, commercial and private passenger automobile coverages, and fidelity and surety insurance. We also sell and service group and individual life, accident, disability, health, hospitalization, medical and dental insurance.

No material part of our retail business is attributable to a single client or a few clients. During 2001, commissions and fees from our largest single Retail Division client represented less than one percent of the Retail Division's total commission and fee revenues.

In connection with the selling and marketing of insurance coverages, we provide a broad range of related services to our clients, such as risk management surveys and analysis, consultation in connection with placing insurance coverages and claims processing. We believe these services are important factors in securing and retaining clients.

NATIONAL PROGRAMS DIVISION

As of December 31, 2001, our National Programs Division employed approximately 200 persons. Our National Programs Division consists of two units: Professional Programs and Special Programs.

Professional Programs. Professional Programs provides professional liability and related package products for certain professionals delivered through nationwide networks of independent agents. Professional Programs tailors insurance products to the needs of a particular professional group, negotiates policy forms, coverages and commission rates with an insurance company and, in certain cases, secures the formal or informal endorsement of the product by a professional association. The professional groups serviced by the National Programs Division include dentists, lawyers, physicians, optometrists and opticians. These programs are marketed and sold primarily through a national network of independent agencies. We also market a variety of these products through certain of our retail offices. Under agency agreements with the insurance companies that underwrite these programs, we often have authority to bind coverages, subject to established guidelines, to bill and collect premiums and, in some cases, to process claims.

Below are brief descriptions of the programs offered to these major professional groups:

- Dentists: The Professional Protector Plan(R) is a package insurance policy that provides comprehensive coverage for dentists, dental schools and dental students, including practice protection and professional liability. This program, initiated in 1969, is endorsed by a number of state and local dental societies and is offered in 49 states, the District of Columbia, the U.S. Virgin Islands and Puerto Rico. We believe that this program presently insures approximately 20% of the eligible practicing dentists within our marketing territories.

- Lawyers: We began marketing lawyers' professional liability insurance in 1973, and the national Lawyer's Protector Plan(R) was introduced in 1983. This program is presently offered in 47 states, the District of Columbia and Puerto Rico.

- Physicians: We market professional liability insurance for physicians, surgeons and other health care providers through a program known as the Physicians Protector Plan(R). This program, initiated in 1980, is currently offered in five states.

- Optometrists and Opticians: The Optometric Protector Plan(R) ("OPP(R)") and the Optical Services Protector Plan(R) ("OSPP(R)") were created in 1973 and 1987, respectively, to provide optometrists and opticians with a package of practice and professional liability coverage. These programs insure optometrists and opticians in all 50 states and Puerto Rico.

Special Programs. This unit markets targeted products and services designated for specific industries, trade groups and market niches. Special Programs consists of the following:

- Florida Intracoastal Underwriters, Limited Company ("FIU") is a managing general agency that specializes in providing insurance coverage for coastal and inland high-value condominiums and apartments. FIU has developed a specialty reinsurance facility to support the underwriting activities associated with these risks. One of our subsidiaries has a 75% ownership interest in FIU.

- Parcel Insurance Plan(R) ("PIP(R)") is a specialty insurance agency providing insurance coverage to commercial and private shippers for small packages and parcels with insured values of less than $25,000 each.

- Program Management Services is a managing general agent that offers unique property and casualty insurance products targeted at governmental entities on a national basis.

- Apollo Financial Corporation offers targeted insurance products to social services organizations.

- Commercial Programs serves the insurance needs of certain specialty trade/industry groups. Programs offered include:

    - Manufacturers Protector Plan(R). Introduced in 1997, this program provides specialized coverages for manufacturers, with an emphasis on selected niche markets.

    - Wholesalers & Distributors Preferred Program(R). Introduced in 1997, this program provides property and casualty protection for businesses principally engaged in the wholesale-distribution industry.

    - Railroad Protector Plan(R). Also introduced in 1997, this program is designed for contractors, manufacturers and other entities that service the needs of the railroad industry.

    - Environmental Protector Plan(R). This program was introduced in 1998 and is currently offered in 36 states. It provides a variety of specialized environmental coverages, with an emphasis on municipal Mosquito Control and Water Control Districts.

    - Food Processors Preferred Program(SM). This program, introduced in 1998, provides property and casualty insurance protection for businesses involved in the handling and processing of various foods.

During 2001, we discontinued the following Commercial Programs due to loss of underwriting insurance companies: Towing Operators Protector Plan(R); Automobile Dealers Protector Plan(R); Automobile Transporters Protector Plan(R); Automotive Aftermarket Protector Plan(R); High-Tech Target Program(SM) and Assisted Living Facilities Protector Plan(R). We are currently evaluating the continued viability of these and certain other programs.

SERVICES DIVISION

At December 31, 2001, the Services Division employed approximately 325 persons and consisted of subsidiaries that provide the following services: (1) insurance-related services as a third-party administrator and consultant for employee health and welfare benefit plans; (2) insurance-related services providing comprehensive risk management and third-party administration to insurance entities and self-funded or fully-insured workers' compensation and liability plans; and (3) certified managed care and utilization management services for both insurance programs and self-funded plans.

In connection with its employee benefit plan administrative services, the Services Division provides third-party administration and consulting related to benefit plan design and costing, arrangement for the placement of stop-loss insurance and other employee benefit coverages, and settlement of claims. Services Division units also provide utilization management services such as pre-admission review, concurrent/retrospective review, pre-treatment review of certain non-hospital treatment plans and medical and psychiatric case management. In addition to the administration of self-funded health care plans, this unit offers administration of flexible benefit plans, including plan design, employee communication, enrollment and reporting.

The Services Division's workers' compensation and liability third-party administration include claim administration, access to major reinsurance markets, cost containment consulting, services for secondary disability and subrogation recoveries and risk management services such as loss control. In 2001, our largest workers' compensation contract represented approximately 38% of our workers' compensation third-party administration revenues, or approximately 1.6% of our total commission and fee revenues. In addition, the Services Division provides managed care services certified by the American Accreditation Health Care Commission, which include medical networks, case management and utilization review services.

BROKERAGE DIVISION

The Brokerage Division markets excess and surplus commercial insurance and reinsurance to retail agencies primarily in the southeastern United States, as well as throughout the United States, including through our Retail Division. The Brokerage Division represents various U.S. and U.K. surplus lines companies and is also a Lloyd's of London correspondent. In addition to surplus lines insurance companies, the Brokerage Division represents admitted insurance companies for smaller agencies that do not have access to large insurance company representation. Excess and surplus products include commercial automobile, garage, restaurant, builder's risk and inland marine lines. Difficult-to-insure general liability and products liability coverages are a specialty, as is excess workers' compensation coverage. Retail agency business is solicited through mailings and direct contact with retail agency representatives. At December 31, 2001, the Brokerage Division employed approximately 80 persons.

In January 2002, the operations of Champion Underwriters, Inc., a subsidiary based in Ft. Lauderdale, Florida that specializes in the marketing and selling of excess and surplus commercial insurance, were combined with Peachtree Special Risk Brokers, LLC, an affiliate headquartered in Atlanta Georgia that specializes in the marketing and selling of excess and surplus lines of property insurance.

In September 2001, we established Brown & Brown Re, Inc., a subsidiary based in Stamford, Connecticut that specializes in treaty and facultative reinsurance brokerage services.

EMPLOYEES

At December 31, 2001, we had approximately 3,000 employees. We have contracts with our sales employees and certain other employees that include provisions restricting their right to solicit our clients and employees after termination of employment with us. The enforceability of such contracts varies from state to state depending upon state statutes, judicial decisions and factual circumstances. The majority of these contracts are terminable by either party; however, the agreements not to solicit our clients and employees generally continue for a period of two or three years after employment termination.

None of our employees is represented by a labor union, and we consider our relations with our employees to be satisfactory.

COMPETITION

The insurance agency and brokerage business is highly competitive, and numerous firms actively compete with us for clients and insurance companies. Although we are the largest insurance agency and brokerage headquartered in the southeastern United States and were ranked in 2001, based on 2000 revenues, as the nation's eighth largest by Business Insurance magazine, a number of firms with substantially greater resources and market presence compete with us in the southeastern United States and elsewhere. This situation is particularly pronounced outside of Florida. Competition in the insurance business is largely based on innovation, quality of service and price.

A number of insurance companies are engaged in the direct sale of insurance, primarily to individuals, and do not pay commissions to third-party agents and brokers. In addition, the Internet continues to be a source for direct placement of personal lines business. To date, such direct writing has had relatively little effect on our operations, primarily because our Retail Division is commercially oriented.

In addition, to the extent that the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 and regulations recently enacted thereunder permit banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation, which in turn could result in increased competition from diversified financial institutions, including competition for acquisition candidates.

REGULATION, LICENSING AND AGENCY CONTRACTS

We or our designated employees must be licensed to act as agents by state regulatory authorities in the states in which we conduct business. Regulations and licensing laws vary in individual states and are often complex.

The applicable licensing laws and regulations in all states are subject to amendment or reinterpretation by state regulatory authorities, and such authorities are vested in most cases with relatively broad discretion as to the granting, revocation, suspension and renewal of licenses. The possibility exists that we or our employees could be excluded or temporarily suspended from carrying on some or all of our activities in, or otherwise subjected to penalties by, a particular state.

ITEM 2.  PROPERTIES

We lease our executive offices, which are located at 220 South Ridgewood Avenue, Daytona Beach, Florida 32114, and 401 East Jackson Street, Suite 1700, Tampa, Florida 33602. We lease offices at every location with the exception of our Ocala, Florida; Opelousas and Ruston, Louisiana; Washington, New Jersey; Dansville, Hornell and Jamestown New York; and Grand Forks, North Dakota offices, where we own the buildings. In addition, we own buildings in Loreauville and Scott, Louisiana, and Penn Yan, New York, where we no longer have offices, as well as a parcel of undeveloped property outside of Lafayette, Louisiana. There is a mortgage on the Ocala, Florida building with an outstanding balance as of December 31, 2001 of $0.6 million. There is also a mortgage on the Grand Forks, North Dakota building with an outstanding balance as of December 31, 2001 of $0.1 million. There are no outstanding mortgages on our other owned properties. Set forth below is information relating to our office locations as of December 31, 2001, summarized by business segment:

Retail Division Office Locations:

- Arizona:  Phoenix, Prescott, Tucson

- California:  Novato, Oakland, Thousand Oaks

- Colorado:  Colorado Springs, Denver, Ft. Collins, Longmont, Steamboat Springs

- Connecticut:  Newington

- Florida: Brooksville, Clearwater, Daytona Beach, Ft. Lauderdale, Ft. Myers, Ft. Pierce, Jacksonville, Leesburg, Melbourne, Miami Lakes, Monticello, Naples, Ocala, Orlando, Panama City, Pensacola, Perry, Port Charlotte, Sarasota, St. Petersburg, Tallahassee, Tampa, Titusville, West Palm Beach, Winter Haven

- Georgia:  Atlanta, Canton, Rome

- Indiana:  Indianapolis

- Iowa:  Des Moines

- Louisiana: Abbeville, Baton Rouge, Breaux Bridge, Lafayette, New Iberia, Opelousas, Ruston

- Michigan:  Flint, Jackson

- Minnesota:  Duluth, East Grand Forks, Fairmont, Mankato, New Ulm, St. Cloud

- Nevada:  Las Vegas

- New Jersey:  Clark, Washington

- New Mexico:  Albuquerque, Roswell, Taos

- New York: Avon, Clifton Park, Dansville, East Greenbush, Endicott, Geneva, Hornell, Ithaca, Jamestown, Naples, Rochester, Rome, Sodus, Spencerport, Syracuse, Wellsville, Williamsville, Wolcott

- North Dakota:  Bismarck, Fargo, Grand Forks, Jamestown, Minot

- Ohio:  Toledo

- Oklahoma:  Pryor

- Pennsylvania:  Bethlehem

- South Carolina:  Charleston, Georgetown, Greenville, Spartanburg, Union

- Tennessee:  Kingsport

- Texas:  El Paso, Houston

- Virginia: Bristol, Manassas, Norfolk, Norton, Richlands, Richmond, Salem, Virginia Beach

- Washington:  Seattle, Tacoma, Wenatachee

- Wisconsin:  Hartland, LaCrosse

- Wyoming:  Cheyenne

National Programs Division Office Locations:

- Professional Programs:  Tampa, Florida

- Special Programs:

    - Florida: Altamonte Springs, Miami Lakes, Plantation, Tampa

    - Missouri: St. Louis

    - New York: Mechanicville

    - Pennsylvania: Bethlehem

    - Texas: San Antonio

Services Division Office Locations:

- Florida:  Altamonte Springs, Daytona Beach, Orlando, Oviedo, St. Petersburg

- Louisiana:  Lafayette

Brokerage Division Office Locations:

- Connecticut:  Stamford

- Florida:  Daytona Beach, Ft. Lauderdale, Lake Mary, Orlando, St. Petersburg

- Georgia:  Atlanta

- New York:  Massapequa, Rochester

- North Carolina:  Charlotte

Our operating leases expire on various dates. These leases generally contain renewal options and escalation clauses based on increases in the lessors' operating expenses and other charges. We expect that most leases will be renewed or replaced upon expiration. From time to time, we may have unused space and seek to sublet such space to third parties, depending on the demand for office space in the locations involved. See note 13 of the notes to our consolidated financial statements for additional information on our lease commitments.

ITEM 3.       LEGAL PROCEEDINGS

On January 19, 2000, a complaint was filed in the Superior Court of Henry County, Georgia, captioned Gresham & Associates, Inc. vs. Anthony T. Strianese, et al. The complaint names us, certain of our subsidiaries and affiliates, and two of their employees as defendants. The complaint alleges, among other things, that we tortiously interfered with the contractual relationship between the plaintiff and certain of its employees. The plaintiff alleges that we hired such persons and actively encouraged them to violate the restrictive covenants contained in their employment agreements with plaintiff. The complaint seeks compensatory damages from us with respect to each of the two employees in amounts "not less than $750,000" and seeks punitive damages for alleged intentional wrongdoing in an amount "not less than $10,000,000." The complaint also sought a declaratory judgment regarding the enforceability of the restrictive covenants in the employment agreements and an injunction prohibiting the violation of those agreements. The plaintiff subsequently dismissed the claims for a declaratory judgment and an injunction, as well as its claims of breach of contract against the two individual employees named as defendants. Those individuals, and Peachtree Special Risk Brokers, LLC, one of our affiliates named as a defendant in this action, have filed counterclaims against the plaintiff, seeking damages, and seeking a declaratory judgment holding that the restrictive covenants in the employment agreements are not enforceable. We believe that we have meritorious defenses to each of the claims remaining in this action, and intend to contest this action vigorously.

We are involved in various other pending or threatened proceedings by or against us or one or more of our subsidiaries that involve routine litigation relating to insurance risks placed by us and other contractual matters. Our management does not believe that any of such pending or threatened proceedings will have a materially adverse effect on our consolidated financial position or future operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during our fourth quarter ended December 31, 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol "BRO". The table below sets forth, for the periods indicated, the intra-day high and low sales prices for our common stock as reported on the NYSE Composite Tape and dividends declared on our common stock. The stock prices and dividends reflect the two-for-one common stock split on August 23, 2000 and the two-for-one common stock split on November 21, 2001. Each such stock split was effected as a stock dividend.

------------------------------------------------------------------------------------------------
                                                                 BROWN & BROWN
                                                                  COMMON STOCK
                                                         ---------------------              CASH
                                                           HIGH            LOW         DIVIDENDS
------------------------------------------------------------------------------------------------
2000
  First Quarter......................................    $10.06         $ 7.81          $0.0325
  Second Quarter.....................................     13.11           9.50           0.0325
  Third Quarter......................................     16.00          11.86           0.0325
  Fourth Quarter.....................................     17.94          14.88           0.0375
2001
  First Quarter......................................    $19.96         $14.38          $0.0375
  Second Quarter.....................................     23.05          16.95           0.0375
  Third Quarter......................................     26.30          20.50           0.0375
  Fourth Quarter.....................................     31.50          23.70           0.0475
2002
  First Quarter (through February 13, 2002)..........    $36.33         $26.03          $0.0475
------------------------------------------------------------------------------------------------

The last reported sale price of our common stock on the New York Stock Exchange on February 13, 2002 was $35.10 per share. At February 11, 2002, there were 63,333,912 shares of our common stock outstanding, held by approximately 973 shareholders of record.

ITEM 6.  SELECTED FINANCIAL DATA

------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,(1)
(IN THOUSANDS, EXCEPT PER SHARE DATA
AND PERCENTAGES)                            2001        2000        1999        1998        1997
------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA:
Revenues
  Commissions and fees.............     $359,697    $258,309    $231,437    $211,722    $188,366
  Investment income................        3,686       4,887       3,535       4,350       5,431
  Other income.....................        1,646       2,209       2,551         718       2,315
                                        --------------------------------------------------------
          Total revenues...........      365,029     265,405     237,523     216,790     196,112
Expenses
  Employee compensation and
     benefits......................      187,653     149,836     131,270     119,879     111,277
  Other operating expenses.........       56,815      44,372      41,893      41,228      38,043
  Amortization.....................       15,860       9,226       8,343       6,329       6,057
  Depreciation.....................        6,536       6,158       5,892       5,216       4,764
  Interest.........................        5,703       1,266       1,360       1,233       1,684
  Non-cash stock grant
     compensation..................        1,984         483       1,263         732         176
                                        --------------------------------------------------------
          Total expenses...........      274,551     211,341     190,021     174,617     162,001
                                        --------------------------------------------------------
Income before income taxes and
  minority interest................       90,478      54,064      47,502      42,173      34,111
Income taxes.......................       34,834      20,146      18,331      16,179      13,408
Minority interest, net of income
  taxes............................        1,731       1,125         900         848         862
                                        --------------------------------------------------------
          Net income...............     $ 53,913    $ 32,793    $ 28,271    $ 25,146    $ 19,841
                                        --------------------------------------------------------
PER SHARE DATA:
Net income per share:
  Basic............................     $   0.86    $   0.53    $   0.46    $   0.41    $   0.32
  Diluted..........................     $   0.85    $   0.53    $   0.46    $   0.41    $   0.32
Weighted average number of shares
  outstanding:
  Basic............................       62,563      61,845      61,639      61,524      61,267
  Diluted..........................       63,222      62,091      61,655      61,524      61,267
Dividends declared per share.......     $ 0.1600    $ 0.1350    $ 0.1150    $ 0.1025    $ 0.0883
BALANCE SHEET DATA (PERIOD END):
Total assets.......................     $488,737    $324,677    $286,416    $285,028    $254,636
Long-term debt.....................       78,195      10,660      10,905      24,522      15,993
Shareholders' equity(2)............      175,285     118,372     100,355      82,073      72,377

(1) All share and per share information has been restated to give effect to the two-for-one common stock split that became effective November 21, 2001, the two-for-one common stock split that became effective August 23, 2000 and the three-for-two common stock split that became effective February 27, 1998. Each stock split was effected as a stock dividend. Prior years' results have been restated to give effect to acquisitions accounted for under the pooling-of-interests method of accounting. In addition, we made acquisitions accounted for under the purchase method of accounting during those periods, which affect the comparability of results. See "Management's discussion and analysis of financial condition and results of operations: General" and notes 2 and 3 of the notes to our consolidated financial statements for a description of our acquisitions in 2001, 2000 and 1999.

(2) Shareholders' equity as of December 31, 2001, 2000, 1999, 1998 and 1997 included net increases (in thousands) of $4,393, $2,495, $4,922, $5,540 and $6,744, respectively, as a result of our application of Statement of Financial Accounting Standards (SFAS) No. 115, ""Accounting for Certain Investments in Debt and Equity Securities."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL

The following discussion should be read in conjunction with our consolidated financial statements and notes to those consolidated financial statements, included elsewhere in this report.

We are a general insurance agency and brokerage headquartered in Daytona Beach and Tampa, Florida. Since the early 1980s, our stated corporate objective has been to increase our net income per share by at least 15% every year. We have increased revenues from $95.6 million in 1993 (as originally stated, without giving effect to any subsequent acquisitions accounted for under the pooling-of-interests method of accounting) to $365.0 million in 2001, a compound annual growth rate of 18.2%. In the same period, we increased net income from $8.0 million (as originally stated, without giving effect to any subsequent acquisitions accounted for under the pooling-of-interests method of accounting) to $53.9 million in 2001, a compound annual growth rate of 26.9%. We have also increased net income per share 15.0% or more for nine consecutive years, excluding the effect of a one-time investment gain of $1.3 million in 1994 and favorable adjustments to our income tax reserves of $0.7 million in 1994 and $0.5 million in 1995. Since 1993, excluding the historical impact of poolings, our pre-tax margins improved in all but one year, and in that year, the pre-tax margin was essentially flat. These improvements have resulted primarily from net new business growth (new business production offset by lost business) and continued operating efficiencies. Our growth in 2001 was primarily the result of a higher than historical number of acquisitions, driven in large part by the then-anticipated elimination of pooling-of-interests accounting treatment for acquisitions, coupled with a general increase in premium rates and stronger net new business growth.

Our revenues are comprised principally of commissions paid by insurance companies, fees paid directly by clients and investment income. Commission revenues generally represent a percentage of the premium paid by the insured and are materially affected by fluctuations in both premium rate levels charged by insurance underwriters and the insureds' underlying "insurable exposure units," which are units that insurers use to measure or express insurance exposed to risk (such as property values, sales and payroll levels) so as to determine what premium to charge the policyholder. These premium rates are established by insurance companies based upon many factors, including reinsurance rates, none of which we control. Beginning in 1987 and continuing through 1999, revenues were adversely influenced by a consistent decline in premium rates resulting from intense competition among property and casualty insurers for market share. Among other factors, this condition of a prevailing decline in premium rates, commonly referred to as a "soft market," generally resulted in flat to reduced commissions on renewal business. The effect of this softness in rates on our revenues was somewhat offset by our acquisitions and new business production.
As a result of increasing "loss ratios" (the comparison of incurred losses plus adjustment expense against earned premiums) of insurance companies through 1999, there was a general increase in premium rates beginning in the first quarter of 2000 and continuing through the fourth quarter of 2001. Although premium rates vary by line of business, geographical region, insurance company and specific underwriting factors, we believe this was the first time since
1987 that we operated in an environment of increased premiums for eight consecutive quarters. Additionally, in light of the events of September 11, 2001, insurance companies, as well as reinsurers, may extend this trend of increasing premium rates. While we cannot predict the timing or extent of premium pricing changes as a result of market fluctuations or their effect on our operations in the future, we believe that premium rates will continue to increase through at least 2002.

The volume of business from new and existing clients, fluctuations in insurable exposure units and changes in general economic and competitive conditions further impact our revenues. For example, stagnant rates of inflation and the general decline of economic activity in recent years have generally limited the increases in the values of insurable exposure units. Conversely, the increasing costs of litigation settlements and awards have caused some clients to seek higher levels of insurance coverage. Still, our revenues continue to grow through acquisitions and an intense focus on net new business growth. We anticipate that results of operations for 2002 will continue to be influenced by these competitive and economic conditions.

We also earn "contingent commissions," which are revenue-sharing commissions from insurance companies based upon the volume and the growth and/or profitability of the business placed with such companies during the prior year. These commissions are primarily received in the first and second quarters of each year, and over the last three years, have averaged approximately 4.6% of total commissions and fees. Contingent commissions are included in our total commissions and fees in the consolidated statements of income in the year received. The term "core commissions and fees" excludes contingent commissions and represents the revenues earned directly from each specific insurance policy sold or from fee-based services rendered.

Fee revenues are generated primarily by our Services Division, which provides insurance-related services, including third-party administration, consulting for the workers' compensation and employee benefit self-insurance markets and managed healthcare services. In each of the past three years, fee revenues generated by the Services Division have averaged approximately 6.8% of total commissions and fees.

Investment income consists primarily of interest earnings on premiums and advance premiums collected and held in a fiduciary capacity before being remitted to insurance companies. Our policy is to invest available funds in high-quality, short-term fixed income investment securities. Investment income also includes gains and losses realized from the sale of investments.

ACQUISITIONS AND THE IMPACT OF THE POOLING-OF-INTERESTS METHOD OF ACCOUNTING

During 2001, we acquired the following 12 agency groups in stock-for-stock transactions accounted for under the pooling-of-interests method of accounting:

- The Huval Companies

- Spencer & Associates, Inc. and SAN of East Central Florida, Inc.

- The Young Agency, Inc.

- Layne & Associates, Ltd.

- Agency of Insurance Professionals, Inc., CompVantage Insurance Agency, LLC and Agency of Indian Programs Insurance, LLC

- Finwall & Associates Insurance, Inc.

- The Connelly Insurance Group, Inc.

- The Benefit Group, Inc.

- Logan Insurance Agency, Inc. and Automobile Insurance Agency of Virginia, Inc.

- Froelich-Paulson-Moore, Inc. and M&J Buildings, LLC

- McKinnon & Mooney, Inc.

- Raleigh, Schwarz & Powell, Inc.

We also acquired the assets of 12 general insurance agencies, several books of business (client accounts) and the outstanding stock of two general insurance agencies in transactions accounted for under the purchase method of accounting.

During 2000, we acquired the following four agency groups in stock-for-stock transactions accounted for under the pooling-of-interests method of accounting:

- Bowers, Schumann & Welch

- The Flagship Group, Ltd.

- WMH, Inc. and Huffman & Associates, Inc.

- Mangus Insurance & Bonding, Inc.

We also acquired the assets of five general insurance agencies, several books of business and the outstanding stock of two general insurance agencies in transactions accounted for under the purchase method of accounting.

During 1999, we acquired the following two agency groups in stock-for-stock transactions accounted for under the pooling-of-interests method of accounting:

- Ampher Insurance, Inc. and Ross Insurance of Florida, Inc.

- Signature Insurance Group, Inc. and C,S&D, a Florida general partnership.

We also acquired the assets of seven general insurance agencies, several books of business and the outstanding stock of three general insurance agencies in transactions accounted for under the purchase method of accounting.

The revenues and expenses of entities that were acquired and accounted for under the purchase method of accounting are recognized only from the date of acquisition, and therefore did not impact our previously reported historical results. However, the applicable accounting rules require that our consolidated financial statements be restated for all periods to include the results of operations, financial positions and cash flows of entities acquired in transactions accounted for under the pooling-of-interests method. Because most of the pooled entities were operated as privately-held companies that paid significant year-end bonuses and compensation to their principals and owners during the periods prior to our acquisition of such entities, the combination of their lower net income results with our results diluted our historically reported profit margins, defined as income before income taxes and minority interest as a percentage of total revenues. As restated, our profit margins were 24.8%, 20.4% and 20.0% in 2001, 2000 and 1999, respectively. Without giving effect to any acquisitions accounted for under the pooling-of-interests method in the year of acquisition or in any prior year, our profit margins were 27.9%, 27.4% and 26.2% in 2001, 2000 and 1999, respectively. We believe that, as we continue to integrate these acquired entities, our profit margins will continue to improve.

The pooling-of-interests method of accounting has been eliminated for all business combinations initiated after June 30, 2001. This change in accounting rules was the impetus for many of our acquisitions in 2001. The pace of our ongoing acquisition activities may be significantly slower than it was in 2001, although we will continue to seek qualified acquisition candidates. Future acquisitions will be accounted for under the purchase method of accounting. See note 1 of the notes to our consolidated financial statements.

See notes 2 and 3 of the notes to our consolidated financial statements for a description of our acquisitions.

The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying consolidated financial statements and related notes.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

COMMISSIONS AND FEES

Commissions and fees increased 39% in 2001, 12% in 2000 and 9% in 1999. Core commissions and fees increased 11.3% in 2001, 11.1% in 2000 and 0.4% in 1999, excluding commissions and fees generated from operations acquired that were accounted for under the purchase method of accounting and excluding divested operations. The 2001 and 2000 results reflect stronger premium rate increases that began in the first quarter of 2000 and continued through 2001. Additionally, the 2001 increase was impacted by the higher than historical number of acquisitions consummated during that year. During 1999, property and casualty insurance premium prices declined from the previous year, and this decline was primarily responsible for the lower growth rate.

INVESTMENT INCOME

Investment income decreased to $3.7 million in 2001, compared with $4.9 million in 2000 and $3.5 million in 1999. The decrease in 2001 is primarily a result of lower available investment cash balances due to increased acquisition activity, although lower investment yields also contributed to reduced income. The increase in 2000 was primarily a result of higher levels of invested cash. Investment income also included gains of approximately $0.3 million in 2001, $0.2 million in 2000 and $0.1 million in 1999 realized from the sale of investments in various equity securities and partnership interests.

OTHER INCOME

Other income consists primarily of gains and losses from the sale and disposition of assets. In 2001, gains of $0.8 million were recognized from the sale of client accounts that were primarily related to the Auto Dealer
Protector Plan(R), based in central Florida. Gains from the sale of client accounts were $0.1 million in 2000, compared with gains of $0.4 million in 1999. This decrease from 1999 to 2000 was primarily due to the gain on sales of certain accounts in 1999 within the Lawyer's Protector Plan(R) of our National Programs Division.

EMPLOYEE COMPENSATION & BENEFITS

Employee compensation and benefits increased approximately 25% in 2001, 14% in 2000 and 10% in 1999, primarily as a result of acquisitions and an increase in commissions paid to new and existing employees. Employee compensation and benefits as a percentage of total revenues was 51% in 2001, 56% in 2000 and 55% in 1999. The percentages are higher in 2000 and 1999 due to higher compensation and year-end bonuses paid to the principals and owners of pooled entities prior to the dates of acquisition. We had approximately 3,000 full-time employees at December 31, 2001, compared with approximately 2,140 at December 31, 2000 and approximately 2,000 at December 31, 1999.

OTHER OPERATING EXPENSES

Other operating expenses increased 28% in 2001, 6% in 2000, and 2% in 1999. Other operating expenses as a percentage of total revenues decreased to 16% in 2001 from 17% in 2000 and 18% in 1999. The continuing decline in other operating expenses, expressed as a percentage of total revenues, is attributable to the effective cost containment measures brought about by an initiative designed to identify areas of excess expense, and to the fact that, in an increasing premium rate environment, certain significant other operating expenses such as office rent, office supplies and telephone costs, increase at a slower rate than commission and fee revenues increase during the same period.

DEPRECIATION

Depreciation increased 6% in 2001, 5% in 2000 and 13% in 1999. These increases were primarily due to the purchase of new computer equipment and the depreciation associated with acquired assets.

AMORTIZATION

Amortization expense increased $6.6 million, or 72%, in 2001, $0.9 million, or 11%, in 2000, and $2.0 million, or 32%, in 1999. The increase each year is due to the additional amortization of intangibles as a result of new acquisitions. See notes 1, 3 and 6 of the notes to our consolidated financial statements.

INTEREST EXPENSE

Interest expense increased $4.4 million, or 350%, in 2001, and decreased $0.9 million, or 7%, in 2000. On January 3, 2001, we obtained a $90 million term loan, primarily to acquire the insurance agency business-related assets of Riedman Corporation, which accounts for the increase in 2001. The average London Interbank Offered Rate (LIBOR) for the interest paid on that loan in 2001 was 4.4%. Effective January 2, 2002, we entered into an interest rate swap agreement to lock in an effective fixed interest rate of 4.53% for the remaining six years of the term loan, excluding our "credit risk spread" (additional interest paid to offset risk of default) between 0.5% and 1.0%. The decrease in 2000 was the result of reduced outstanding debt.

NON-CASH STOCK GRANT COMPENSATION

Non-cash stock grant compensation expense represents the expense required to be recorded under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," relating to our stock performance plan, which is more fully described in note 11 of the notes to our consolidated financial statements.

The annual cost of this stock performance plan increases only when our average stock price over a 20 trading day period increases by increments of 20% or more from the price at the time of the original grant, or when more shares are granted and the stock price increases.

During 2001, after the first vesting condition for most of the previously granted performance stock was satisfied as a result of increases in our average stock price over a 20 trading day period, we granted additional shares of performance stock. With the awards granted in 2001 and the increase in our stock price during that year, the expense for the stock performance plan increased to $2.0 million in 2001 from $0.5 million in 2000. If our stock price continues to increase in 2002, this expense could increase to as much as $3.0 million, excluding the cost of any new shares granted.

INCOME TAXES

The effective tax rate on income from operations was 38.5% in 2001, 37.3% in 2000 and 38.6% in 1999.

RESULTS OF OPERATIONS--SEGMENT INFORMATION

As discussed in note 15 of the notes to our consolidated financial statements, we operate in four business segments: the Retail, National Programs, Services and Brokerage Divisions.

The Retail Division is our insurance agency business that provides a broad range of insurance products and services to commercial, governmental, professional and individual clients. Over 95% of the Retail Division's revenues are commission-based. As a majority of our operating expenses do not change as premiums fluctuate, we believe that a majority of any fluctuation in commissions received by us will be reflected in our pre-tax income. The Retail Division's revenues accounted for 77% to 80% of our total consolidated commissions and fees over the last three years. The Retail Division's total revenues in 2001 increased $88.0 million to $287.6 million, a 44.1% increase over 2000. Of this increase, approximately $69.8 million related to commissions and fees from acquisitions accounted for under the purchase method of accounting that had no comparable revenues in 2000. The remaining increase is primarily due to net new business growth, which benefited from rising premium rates during 2001. Income before income taxes and minority interest in 2001 increased $21.9 million to $52.0 million, a 72.7% increase over 2000. This increase is due to acquired revenues, increases in premium rates and the lack of comparable year-end bonuses paid in 2000 related to the pooled entities. Total revenues in 2000 increased $17.0 million to $199.5 million, a 9.3% increase over 1999. This increase is primarily due to net new business growth and rising premium rates during 2000. Income before income taxes and minority interest in 2000 increased $2.0 million to $30.1 million, a 6.8% increase over 1999. This increase is due to net new business growth, acquired revenues and rising premium rates.

The National Programs Division is comprised of two units: Professional Programs, which provides professional liability and related package products for certain professionals delivered through nationwide networks of independent agents; and Special Programs, which markets targeted products and services designated for specific industries, trade groups and market niches. Similar to the Retail Division, essentially all of the National Programs Division's revenues are commission-based. Total revenues in 2001 increased $7.0 million to $43.8 million, an 18.9% increase over 2000, of which $2.4 million was related to net new business growth. All of this net new business growth was related to our Special Programs Division, but was partially offset by the loss of approximately $3.4 million of auto industry-related business that was terminated. Revenues related to our Professional Programs Division were essentially flat for 2001; however, prior to 2001, we experienced at least three years of 10% to 20% of annual revenue declines in this business. Income before income taxes and minority interest in 2001 increased $2.9 million to $17.9 million, a 19.6% increase over 2000, due primarily to net increases in revenues. Total revenues in 2000 increased $4.2 million to $36.8 million, a 12.8% increase over 1999, due to net new business growth in the Special Programs Division, which was partially offset by an 11.7% decline in the Professional Programs Division. Income before income taxes and minority interest in 2000 increased $2.6 million to $14.9 million, a 20.7% increase over 1999, primarily due to revenue increases in Special Programs.

The Services Division provides insurance-related services, including third-party administration, consulting for the workers' compensation and employee benefit self-insurance markets and managed healthcare services. Unlike our other segments, over 90% of the Services Division's revenues are fees, which are not significantly affected by fluctuations in general insurance premiums. The Services Division's total revenues in 2001 increased $3.3 million to $25.0 million, a 15.4% increase over 2000. Of this increase, $2.3 million was the result of net new business growth and the remaining portion was acquired. Income before income taxes and minority interest in 2001 increased $0.9 million to $4.0 million, a 29.3% increase over 2000, primarily due to strong net new business growth. Total revenues in 2000 increased $4.5 million to $21.6 million, a 26.6% increase over 1999. Of this increase, $2.7 million was the result of net new business growth and the remaining portion was acquired. Income before income taxes and minority interest in 2000 increased $0.5 million to $3.1 million, a 18.8% increase over 1999, again due primarily to strong net new business growth.

The Brokerage Division markets and sells excess and surplus commercial insurance and reinsurance, primarily through independent agents and brokers. Similar to our Retail and National Programs Divisions, essentially all of the Brokerage Division's revenues are commission-based. Total Brokerage revenues in 2001 increased $4.2 million to $12.2 million, a 53.1% increase over 2000, due entirely to net new business growth. As a result of the Brokerage Division's strong net new business growth, income before income taxes and minority interest in 2001 increased $1.4 million to $4.1 million, a 51.5% increase over 2000. Brokerage revenue in 2000 increased $1.6 million to $8.0 million, a 24.6% increase over 1999, solely due to net new business growth. Income before income taxes and minority interest for 2000 increased $0.6 million to $2.7 million, a 27.3% increase over 1999, again due to net new business growth.

QUARTERLY OPERATING RESULTS

The following table sets forth our quarterly operating results for 2001 and 2000:

------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)  FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
------------------------------------------------------------------------------------------------------
2001
Total revenues.....................          $89,410          $89,933         $89,809          $95,877
Income before income taxes and
  minority interest................           21,753           21,229          21,623           25,873
Net income.........................           12,876           12,420          13,402           15,215
Net income per share:
  Basic............................          $  0.21          $  0.20         $  0.21          $  0.24
  Diluted..........................          $  0.20          $  0.20         $  0.21          $  0.24
------------------------------------------------------------------------------------------------------
2000
Total revenues.....................          $67,951          $65,002         $65,069          $67,383
Income before income taxes and
  minority interest................           16,272           13,504          14,593            9,695
Net income.........................            9,910            8,299           8,819            5,765
Net income per share:
  Basic............................          $  0.16          $  0.13         $  0.14          $  0.09
  Diluted..........................          $  0.16          $  0.13         $  0.14          $  0.09
------------------------------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents of $16.0 million at December 31, 2001 reflects a decrease of $21.0 million from our December 31, 2000 balance of $37.0 million. During 2001, $70.0 million of cash was provided from operating activities and $90.1 million was received from long-term debt financing. From this borrowing and existing cash balances, $131.0 million was used for acquisitions, $33.3 million was used to repay long-term debt, $9.7 million was used to pay dividends and $11.0 million was used for additions to fixed assets.

Our cash and cash equivalents of $37.0 million at December 31, 2000 reflects an increase of $2.3 million from the December 31, 1999 balance of $34.7 million. During 2000, $42.3 million of cash was provided from operating activities and $0.5 million was received from long-term debt financing. From this financing and existing cash balances, $17.7 million was used for acquisitions, $5.5 million was used for purchases of our stock, $4.5 million was used to repay long-term debt, $7.5 million was used to pay dividends and $5.6 million was used for additions to fixed assets.

Our cash and cash equivalents of $34.7 million at December 31, 1999 reflects a decrease of $5.6 million from the December 31, 1998 balance of $40.4 million. During 1999, $44.2 million of cash was provided from operating activities and $0.7 million was received from long-term debt financing. From this financing and existing cash balances, $16.2 million was used for acquisitions, $1.2 million was used for purchases of our stock, $17.9 million was used to repay long-term debt, $6.2 million was used to pay dividends and $6.2 million was used for additions to fixed assets.

Our ratio of current assets to current liabilities (the "current ratio") was
0.78 and 0.94 at December 31, 2001 and 2000, respectively. The decrease in the current ratio in 2001 is primarily attributable to the use of cash and increased debt to fund the higher level of acquisition activity.

In January 2001, we entered into a $90 million seven-year term loan agreement with SunTrust Banks, Inc. Borrowings under this facility bear interest based upon the 30-, 60- or 90-day LIBOR plus a margin ranging from 0.50% to 1.00%, depending upon our quarterly ratio of funded debt to earnings before interest, taxes, depreciation and amortization. Ninety-day LIBOR was 1.88% as of December 31, 2001. The loan was fully funded on January 3, 2001 and a balance of $77.1 million remained outstanding as of December 31, 2001. This loan is to be repaid in equal quarterly principal installments of $3.2 million through December 2007. Effective January 2, 2002, we entered into an interest rate swap agreement with SunTrust Banks, Inc. to lock in an effective fixed interest rate of 4.53% for the remaining six years of the term loan, excluding our credit risk spread between 0.50% and 1.00%.

We also have a revolving credit facility with SunTrust Banks, Inc. that provides for available borrowings of up to $50 million, with a maturity date of October 2002. Borrowings under this facility bear interest based upon the 30-, 60- or 90-day LIBOR plus a margin ranging from 0.45% to 1.00%, depending upon our quarterly ratio of funded debt to earnings before interest, taxes, depreciation and amortization. A commitment fee of 0.15% to 0.25% per year is assessed on the unused balance. As noted above, 90-day LIBOR was 1.88% as of December 31, 2001. There were no borrowings under this facility at December 31, 2001 or December 31, 2000.

We continue to maintain our credit agreement with Continental Casualty Company
(CNA) under which $2.0 million (the maximum amount available for borrowing) was outstanding at December 31, 2001. The available amount will decrease by $1.0 million each August through 2003.

All three of our credit agreements require us to maintain certain financial ratios and comply with certain other covenants. We were in compliance with all such covenants as of December 31, 2001.

We believe that our existing cash, cash equivalents, short-term investment portfolio, funds generated from operations and the availability of the bank line of credit will be sufficient to satisfy our normal liquidity needs through at least the end of 2002. Additionally, we believe that funds generated from future operations will be sufficient to satisfy our normal liquidity needs, including the required annual principal payments on our long-term debt.

In December 2001, a universal "shelf" registration statement that we filed with the Securities and Exchange Commission covering the public offering and sale, from time to time, of up to an aggregate of $250 million of debt and/or equity securities, was declared effective. The primary use of this capital would be to fund acquisitions.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         We make "forward-looking statements" within the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995 throughout this report and in the documents we incorporate by reference into this report. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," "plan" and "continue" or similar words. We have based these statements on our current expectations about future events. Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, our actual results may differ materially from what we currently expect. Important factors which could cause our actual results to differ materially from the forward-looking statements in this report include:

         - material adverse changes in economic conditions in the markets we serve;

         - future regulatory actions and conditions in the states in which we conduct our business;

         - competition from others in the insurance agency and brokerage business;

         - the integration of our operations with those of businesses or assets we have acquired or may acquire in the future and the failure to realize the expected benefits of such integration; and

         - other risks and uncertainties as may be detailed from time to time in our public announcements and Securities and Exchange Commission filings.

         You should carefully read this report completely and with the understanding that our actual future results may be materially different from what we expect. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

         We do not undertake my obligation to publicly update or revise any forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and equity prices. We are exposed to market risk through our investments, revolving credit line and term loan agreements.

         Our invested assets are held as cash and cash equivalents, restricted cash, available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit. These investments are subject to interest rate risk and equity price risk. The fair values of our cash and cash equivalents, restricted cash, and certificates of deposit at December 31, 2001 and 2000 approximated their respective carrying values due to their short-term duration and therefore such market risk is not considered to be material.

         We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date. However, we have no current intentions to add or dispose of any of the 559,970 common stock shares of Rock-Tenn Company, a publicly-held NYSE company, which we have owned for over ten years. The investment in Rock-Tenn Company accounted for 85% and 48% of the total value of available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit as of December 31, 2001 and 2000, respectively. Rock-Tenn Company's closing stock price at December 31, 2001 and 2000 was $14.40 and $7.44 respectively. Our exposure to equity price risk is primarily related to the Rock-Tenn Company investment. As of December 31, 2001, the value of the Rock-Tenn Company investment was $8,064,000.

         To hedge the risk of increasing interest rates from January 2, 2002 through the remaining six years of our seven-year $90 million term loan, on December 5, 2001 we entered into an interest rate swap agreement that effectively converted the floating rate LIBOR-based interest payments to fixed interest rate payments at 4.53%. As of December 31, 2001, the fair value of the derivative liability was $88,000. We do not otherwise enter into derivatives, swaps or other similar financial instruments for trading or speculative purposes.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Brown & Brown, Inc.

We have audited the accompanying consolidated balance sheets of Brown & Brown, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brown & Brown, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP
Orlando, Florida
January 18, 2002

                      BROWN & BROWN, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

----------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                             2001        2000        1999
----------------------------------------------------------------------------------------------
Revenues:
  Commissions and fees......................................  $359,697    $258,309    $231,437
  Investment income.........................................     3,686       4,887       3,535
  Other income..............................................     1,646       2,209       2,551
                                                              --------------------------------
          Total revenues....................................   365,029     265,405     237,523
Expenses:
  Employee compensation and benefits........................   187,653     149,836     131,270
  Other operating expenses..................................    56,815      44,372      41,893
  Amortization..............................................    15,860       9,226       8,343
  Depreciation..............................................     6,536       6,158       5,892
  Interest..................................................     5,703       1,266       1,360
  Non-cash stock grant compensation.........................     1,984         483       1,263
                                                              --------------------------------
          Total expenses....................................   274,551     211,341     190,021
                                                              --------------------------------
Income before income taxes and minority interest............    90,478      54,064      47,502
Income taxes................................................    34,834      20,146      18,331
Minority interest, net of income taxes......................     1,731       1,125         900
                                                              --------------------------------
          Net income........................................  $ 53,913    $ 32,793    $ 28,271
                                                              --------------------------------
Net income per share:
  Basic.....................................................  $   0.86    $   0.53    $   0.46
                                                              --------------------------------
  Diluted...................................................  $   0.85    $   0.53    $   0.46
                                                              --------------------------------
Weighted average number of shares outstanding:
  Basic.....................................................    62,563      61,845      61,639
                                                              --------------------------------
  Diluted...................................................    63,222      62,091      61,655
----------------------------------------------------------------------------------------------

See accompanying notes to our consolidated financial statements.

                      BROWN & BROWN, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------
AT DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                               2001        2000
------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents.................................    $ 16,048    $ 37,027
  Restricted cash...........................................      50,328      32,017
  Short-term investments....................................         451       2,149
  Premiums, commissions and fees receivable.................     101,449      96,952
  Other current assets......................................       8,230       9,007
                                                                --------------------
  Total current assets......................................     176,506     177,152
Fixed assets, net...........................................      25,544      17,357
Intangibles, net............................................     268,311     113,031
Investments.................................................       8,983       6,457
Deferred income taxes, net..................................       1,519       2,873
Other assets................................................       7,874       7,807
                                                                --------------------
  Total assets..............................................    $488,737    $324,677
                                                                --------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Premiums payable to insurance companies...................    $151,649    $142,183
  Premium deposits and credits due clients..................      12,078       8,347
  Accounts payable..........................................      10,085       5,508
  Accrued expenses..........................................      31,930      27,624
  Current portion of long-term debt.........................      20,855       4,387
                                                                --------------------
  Total current liabilities.................................     226,597     188,049
Long-term debt..............................................      78,195      10,660
Other liabilities...........................................       6,308       5,937
Commitments and contingencies (Note 13)
Minority interest...........................................       2,352       1,659
Shareholders' equity:
  Common stock, par value $0.10 per share; authorized
     140,000 shares; issued and outstanding, 63,194 at 2001
     and 62,164 at 2000.....................................       6,319       6,216
  Additional paid-in capital................................      11,181          --
  Retained earnings.........................................     153,392     109,661
  Accumulated other comprehensive income, net of tax effect
     of $2,750 at 2001 and $1,595 at 2000...................       4,393       2,495
                                                                --------------------
  Total shareholders' equity................................     175,285     118,372
                                                                --------------------
  Total liabilities and shareholders' equity................    $488,737    $324,677
------------------------------------------------------------------------------------

See accompanying notes to our consolidated financial statements.

                      BROWN & BROWN, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

---------------------------------------------------------------------------------------------------------------------
                                                 COMMON STOCK                             ACCUMULATED
                                         --------------------   ADDITIONAL                      OTHER           TOTAL
(IN THOUSANDS, EXCEPT                         SHARES      PAR      PAID-IN   RETAINED   COMPREHENSIVE   SHAREHOLDERS'
PER SHARE DATA)                          OUTSTANDING    VALUE      CAPITAL   EARNINGS   INCOME (LOSS)          EQUITY
---------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1999............        61,793   $6,179    $      --   $ 70,353      $    5,540     $    82,072
---------------------------------------------------------------------------------------------------------------------

Net income............................                                         28,271                          28,271

Net decrease in unrealized
  appreciation of available-for-sale
  securities..........................                                                           (618)           (618)
                                                                                                          -----------

Comprehensive income..................                                                                         27,653

Common stock issued for employee stock
  benefit plans.......................            99       10        2,923                                      2,933

Common stock purchased for employee
  stock benefit plans.................          (136)     (14)      (1,141)                                    (1,155)

Net distributions from pooled
  entities............................          (165)     (16)                 (5,752)                         (5,768)

Principal payments made on ESOP
  obligations from pooled entities....                                            857                             857

Cash dividends paid ($0.115 per
  share)..............................                                         (6,237)                         (6,237)
---------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999..........        61,591    6,159        1,782     87,492           4,922         100,355
---------------------------------------------------------------------------------------------------------------------

Net income............................                                         32,793                          32,793

Net decrease in unrealized
  appreciation of available-for-sale
  securities..........................                                                         (2,427)         (2,427)
                                                                                                          -----------

Comprehensive income..................                                                                         30,366

Common stock issued for employee stock
  benefit plans.......................           947       95        2,134                                      2,229

Common stock purchased for employee
  stock benefit plans.................          (365)     (37)      (3,916)    (1,583)                         (5,536)

Net distributions from pooled
  entities............................            (9)      (1)                 (1,869)                         (1,870)

Principal payments made on ESOP
  obligations from pooled entities....                                            353                             353

Cash dividends paid ($0.135 per
  share)..............................                                         (7,525)                         (7,525)
---------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000..........        62,164    6,216           --    109,661           2,495         118,372
---------------------------------------------------------------------------------------------------------------------

Net income............................                                         53,913                          53,913

Net increase in unrealized
  appreciation of available-for-sale
  securities..........................                                                          1,951           1,951

Net losses on cash-flow hedging
  derivatives.........................                                                            (53)            (53)
                                                                                                          -----------

Comprehensive income..................                                                                         55,811

Common stock issued for employee stock
  benefit plans.......................           786       79        4,749                                      4,828

Common stock issued for agency
  acquisition.........................           244       24        6,432                                      6,456

Net distributions from pooled
  entities............................                                           (849)                           (849)

Adjustment to conform fiscal year-end
  for pooled entity...................                                            385                             385

Cash dividends paid ($0.160 per
  share)..............................                                         (9,718)                         (9,718)
---------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2001..........        63,194   $6,319    $  11,181   $153,392      $    4,393     $   175,285
---------------------------------------------------------------------------------------------------------------------

See accompanying notes to our consolidated financial statements.

                      BROWN & BROWN, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,
(IN THOUSANDS)                                                       2001        2000        1999
-------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net income................................................    $  53,913    $ 32,793    $ 28,271
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation............................................        6,536       6,158       5,892
    Amortization............................................       15,860       9,226       8,343
    Non-cash stock grant compensation.......................        1,984         483       1,263
    Deferred income taxes...................................          199      (2,721)       (495)
    Net gains on sales of investments, fixed assets and
      client accounts.....................................         (870)       (712)       (422)
    Adjustment to conform fiscal year-end for pooled
      entities..............................................          385          --          --
    Restricted cash increase................................      (18,311)    (12,051)     (1,665)
    Premiums, commissions and fees receivable (increase)
      decrease..............................................       (2,611)    (18,432)      3,996
    Other assets decrease (increase)........................          838       2,343        (905)
    Premiums payable to insurance companies increase
      (decrease)............................................        6,308      17,689      (3,066)
    Premium deposits and credits due clients increase
      (decrease)............................................        3,731         576        (608)
    Accounts payable increase...............................        2,279      (1,660)      2,666
    Accrued expenses increase...............................        4,306       7,316         563
    Other liabilities decrease..............................       (7,423)       (570)     (1,107)
    Minority interest in earnings...........................        2,814       1,829       1,464
                                                                ---------------------------------
         Net cash provided by operating activities..........       69,938      42,267      44,190
                                                                ---------------------------------
Cash Flows from Investing Activities:
  Additions to fixed assets.................................      (11,017)     (5,553)     (6,180)
  Payments for businesses acquired, net of cash acquired....     (131,039)    (17,651)    (16,220)
  Proceeds from sales of fixed assets and client
    accounts................................................        1,619       1,755       2,063
  Purchases of investments..................................       (3,006)       (781)       (942)
  Proceeds from sales of investments........................        5,605       1,026       1,502
                                                                ---------------------------------
         Net cash used in investing activities..............     (137,838)    (21,204)    (19,777)
                                                                ---------------------------------
Cash Flows from Financing Activities:
  Proceeds from long-term debt..............................       90,062         493         738
  Payments on long-term debt................................      (33,297)     (4,494)    (17,945)
  Issuances of common stock for employee stock benefit
    plans...................................................        2,844       1,746       1,670
  Purchases of common stock for employee stock benefit
    plans...................................................           --      (5,536)     (1,155)
  Net distributions from pooled entities....................         (849)     (1,870)     (5,781)
  Cash dividends paid.......................................       (9,718)     (7,525)     (6,237)
  Cash distribution to minority interest shareholders.......       (2,121)     (1,597)     (1,318)
                                                                ---------------------------------
         Net cash provided by (used in) financing
           activities.......................................       46,921     (18,783)    (30,028)
                                                                ---------------------------------
Net (decrease) increase in cash and cash equivalents........      (20,979)      2,280      (5,615)
Cash and cash equivalents at beginning of year..............       37,027      34,747      40,362
                                                                ---------------------------------
Cash and cash equivalents at end of year....................    $  16,048    $ 37,027    $ 34,747
-------------------------------------------------------------------------------------------------

See accompanying notes to our consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Brown & Brown, Inc., a Florida corporation, and its subsidiaries ("Brown & Brown") is a diversified insurance agency and brokerage that markets and sells to its clients insurance products and services, primarily in the property and casualty area. Brown & Brown's business is divided into four segments: the Retail Division, which provides a broad range of insurance products and services to commercial, governmental, professional and individual clients; the National Programs Division, which is comprised of two units--Professional Programs, which provides professional liability and related package products for certain professionals delivered through nationwide networks of independent agents, and Special Programs, which markets targeted products and services designated for specific industries, trade groups and market niches; the Services Division, which provides insurance-related services, including third-party administration, consulting for the workers' compensation and employee benefit self-insurance markets, and managed healthcare services; and the Brokerage Division, which markets and sells excess and surplus commercial insurance and reinsurance, primarily through independent agents and brokers.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Brown & Brown, Inc. and its subsidiaries. All significant intercompany account balances and transactions have been eliminated in consolidation. Outside or third party interest in Brown & Brown's net income and net assets is reflected as minority interest in the accompanying consolidated financial statements.

As more fully described in Note 2--Pooling-of-interests acquisitions, the accompanying consolidated financial statements for all periods presented have been restated to show the effect of the acquisitions accounted for under the pooling-of-interests method of accounting.

REVENUE RECOGNITION

Commission income is recognized as of the effective date of the insurance policy or the date the client is billed, whichever is later. At that date, the earnings process has been completed and Brown & Brown can reliably estimate the impact of policy cancellations for refunds and establish reserves accordingly. The reserve for policy cancellations is periodically evaluated and adjusted as necessary. Subsequent commission adjustments are recognized upon notification from the insurance companies. Commission revenues are reported net of sub-broker commissions. Contingent commissions from insurance companies are recognized when determinable, which is when such commissions are received. Fee income is recognized as services are rendered.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosures of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents principally consist of demand deposits with financial institutions and highly liquid investments having maturities of three months or less when purchased.

RESTRICTED CASH, AND PREMIUMS, COMMISSIONS AND FEES RECEIVABLE

In its capacity as an insurance agent or broker, Brown & Brown typically collects premiums from insureds and, after deducting its authorized commissions, remits the premiums to the appropriate insurance companies. Accordingly, as reported in the consolidated balance sheets, "premiums" are receivable from insureds. Unremitted insurance premiums are held in a fiduciary capacity until disbursed by Brown & Brown. In certain states where Brown & Brown operates, the use and investment alternatives for these funds are regulated by various state agencies. Brown & Brown invests these unremitted funds only in cash, money market accounts and commercial paper, and reports such amounts as restricted cash on the consolidated balance sheets. The interest income earned on these unremitted funds is reported as investment income in the consolidated statements of income.

In other circumstances, the insurance companies collect the premiums directly from the insureds and remit the applicable commissions to Brown & Brown. Accordingly, as reported in the consolidated balance sheets, "commissions" are receivable from insurance companies. "Fees" are primarily receivable from clients of Brown & Brown's Services Division.

INVESTMENTS

Brown & Brown's marketable equity securities have been classified as "available-for-sale" and are reported at estimated fair value, with the accumulated other comprehensive income (unrealized gains and losses), net of tax, reported as a separate component of shareholders' equity. Realized gains and losses and declines in value below cost that are judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income in the consolidated statements of income.

As of December 31, 2001 and 2000, Brown & Brown's marketable equity securities principally represented a long-term investment of 559,970 shares of common stock in Rock-Tenn Company. Brown & Brown's President and Chief Executive Officer serves on the board of directors of Rock-Tenn Company. Brown & Brown has no current intentions to add to or to sell these shares.

Non-marketable equity securities and certificates of deposit having maturities of more than three months when purchased are reported at cost and are adjusted for other-than-temporary market value declines.

Accumulated other comprehensive income reported in shareholders' equity was $4,393,000 at December 31, 2001 and $2,495,000 at December 31, 2000, net of
deferred income taxes of $2,750,000 and $1,595,000, respectively.

FIXED ASSETS

Fixed assets are stated at cost. Expenditures for improvements are capitalized, and expenditures for maintenance and repairs are charged to operations as incurred. Upon sale or retirement, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss, if any, is reflected in income. Depreciation has been determined using the straight-line method over the estimated useful lives of the related assets, which range from three to ten years. Leasehold improvements are amortized on the straight-line method over the term of the related lease.

INTANGIBLES

Intangible assets are stated at cost less accumulated amortization and consist of purchased client accounts, noncompete agreements, acquisition costs, and the excess of costs over the fair value of identifiable net assets acquired (goodwill). Purchased client accounts, noncompete agreements and acquisition costs are being amortized on a straight-line basis over the related estimated lives and contract periods, which range from five to 20 years. The weighted average life of purchased client accounts, noncompete agreements and acquisitions costs is 17.5 years, 7.9 years and 8.0 years as of December 31, 2001, and 15.4 years, 8.1 years, 8.4 years as of December 21, 2000, respectively. Goodwill is amortized on a straight-line basis over 15 to 40 years and has a weighted average life of 25.6 years and 32.9 years as of December 31, 2001 and 2000, respectively. Purchased client accounts are records and files obtained from acquired businesses that contain information on insurance policies and the related insured parties that is essential to policy renewals.

The carrying value of intangibles attributable to each agency division comprising Brown & Brown is periodically reviewed by management to determine if the facts and circumstances suggest that they may be impaired. In the insurance agency and brokerage industry, it is common for agencies or client accounts to be acquired at a price determined as a multiple of their corresponding revenues. Accordingly, Brown & Brown assesses the carrying value of its intangibles by comparison of a reasonable multiple applied to corresponding revenues, as well as considering the undiscounted cash flows generated by the corresponding agency division. Any impairment identified through this assessment may require that the carrying value of related intangibles be adjusted; however, no impairments have been recorded for the years ended December 31, 2001, 2000 and 1999.

DERIVATIVES

Brown & Brown utilizes a derivative financial instrument to reduce interest rate risks. Brown & Brown does not hold or issue derivative financial instruments for trading purposes. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended by SFAS Nos. 137 and 138. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. These standards require that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Changes in the fair value of those instruments will be reported in earnings or other comprehensive income, depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the resulting effect on the consolidated financial statements will depend on the derivative's hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows as compared to changes in the fair value of the liability being hedged.

INCOME TAXES

Brown & Brown files a consolidated federal income tax return. Deferred income taxes are provided for in the consolidated financial statements and relate principally to expenses charged to income for financial reporting purposes in one period and deducted for income tax purposes in other periods, unrealized appreciation of available-for-sale securities, and basis differences of intangible assets.

NET INCOME PER SHARE

Basic net income per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Basic net income per share excludes dilution. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted to common stock.

The following table sets forth the computation of basic net income per common share and diluted net income per common and common equivalent share:

---------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                              2001       2000       1999
---------------------------------------------------------------------------------------------
Net income..................................................    $53,913    $32,793    $28,271
                                                                -----------------------------
Weighted average number of common shares outstanding........     62,563     61,845     61,639
Dilutive effect of stock options using the treasury stock
  method....................................................        659        246         16
                                                                -----------------------------
Weighted average number of common and common equivalent
  shares outstanding........................................     63,222     62,091     61,655
                                                                -----------------------------
Basic net income per share..................................    $  0.86    $  0.53    $  0.46
                                                                -----------------------------
Diluted net income per common and common equivalent share...    $  0.85    $  0.53    $  0.46
---------------------------------------------------------------------------------------------

All share and per share amounts in the consolidated financial statements have been restated to give effect to the two-for-one common stock split effected by Brown & Brown on November 21, 2001 and the two-for-one common stock split effected by Brown & Brown on August 23, 2000. Each stock split was effected as a stock dividend.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of Brown & Brown's financial assets and liabilities, including cash and cash equivalents, investments, premiums, commissions and fees receivable, premiums payable to insurance companies, premium deposits and credits due clients and accounts payable, at December 31, 2001 and 2000, approximate fair value because of the short maturity of these instruments. The carrying amount of Brown & Brown's long-term debt approximates fair value at December 31, 2001 and 2000 since the debt is at floating rates.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," which requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Brown & Brown has historically used the pooling-of-interests method to record those acquisitions that met the now-superseded APB No. 16, and the purchase method of accounting for other acquisitions. Acquisitions that met the now-superseded APB No. 16's pooling-of-interests criteria and that were initiated prior to June 30, 2001 with executed letters of intent outlining the major terms of the acquisition plan, including the ratio of exchange of stock, were accounted for as pooling-of-interests transactions. All of Brown & Brown's future acquisitions will be consummated using the purchase method.

Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses how intangible assets that are acquired individually or as a group of other assets should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Goodwill, which historically has been amortized over a 20-to 40-year time period, will no longer be subject to amortization. Instead, goodwill will be tested at least annually for impairment by applying a fair-value-based test. Goodwill and intangible assets acquired after June 30, 2001 were immediately subject to the provisions of SFAS No. 142; otherwise, the provisions of this statement became effective January 1, 2002. Exclusive of non-amortization of goodwill, Brown & Brown does not expect the adoption of SFAS No. 142 during the first quarter of 2002 to have a material impact on Brown & Brown's consolidated financial statements.

Additionally, in June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Brown & Brown does not expect the adoption of SFAS No. 143 to have a material impact on Brown & Brown's consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Disposal or Impairment of Long-Lived Assets," which now requires that a single accounting impairment model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Brown & Brown does not expect the adoption of SFAS No. 144 to have a material impact on Brown & Brown's consolidated financial statements.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. POOLING-OF-INTERESTS ACQUISITIONS

In 2001, Brown & Brown acquired all of the outstanding stock of the following insurance agency or brokerage firms. These transactions have been accounted for under the pooling-of-interests method of accounting and, accordingly, Brown & Brown's consolidated financial statements and related notes have been restated for all periods prior to the dates of acquisition to include the results of operations, financial positions and cash flows of these companies. The following table reflects the effects of its 2001 acquisitions on the 2001, 2000 and 1999 individual and combined operating results of Brown & Brown:

---------------------------------------------------------------------------------------------------------------------------
                                                                          2001                              2000       1999
                                      COMMON   -------------------------------   -------------------------------   --------
(IN THOUSANDS, EXCEPT                 SHARES                  NET   NET INCOME                  NET   NET INCOME
SHARE AND PER SHARE DATA)             ISSUED    REVENUE    INCOME    PER SHARE    REVENUE    INCOME    PER SHARE    REVENUE
---------------------------------------------------------------------------------------------------------------------------
Brown & Brown, as previously
 reported for 2000 and 1999......              $307,050   $50,941     $   0.87   $209,706   $33,186     $   0.58   $188,391

The Huval Companies..............    654,758      7,981       458                   7,784       147                   6,374
Spencer & Associates, Inc. and
 SAN of East Central Florida,
 Inc. ...........................    191,176      1,971       191                   2,050       (67)                  1,741
The Young Agency, Inc. ..........  1,142,858     11,784       771                  11,207      (606)                  9,911
Layne & Associates, Ltd. ........    482,334      6,707       234                   6,808    (1,098)                  5,701
Agency of Insurance
 Professionals, Inc., CompVantage
 Insurance Agency, LLC, and
 Agency of Indian Programs
 Insurance, LLC..................    240,268      2,591       257                   2,168        24                   1,726
Finwall & Associates Insurance,
 Inc. ...........................    167,466      1,685       102                   1,701       215                   1,522
The Connelly Insurance Group,
 Inc. ...........................    515,176      5,984       415                   5,155       270                   4,569
The Benefit Group, Inc. .........    119,708        865       166                   1,066       426                     692
Logan Insurance Agency, Inc. and
 Automobile Insurance Agency of
 Virginia, Inc. .................     16,736        488        68                     459        54                     478
Froelich-Paulson-Moore, Inc. and
 M&J Buildings, LLC..............     62,200      1,193        83                   1,266       109                   1,276
McKinnon & Mooney, Inc...........     42,018        671        (6)                    805        19                     761
Raleigh, Schwarz & Powell,
 Inc.............................  1,130,112     16,059       233                  15,230       114                  14,381
---------------------------------              ------------------                ------------------             -----------
Brown & Brown, as combined.......              $365,029   $53,913     $   0.85   $265,405   $32,793     $   0.53   $237,523
---------------------------------------------------------------------------------------------------------------------------

---------------------------------  --------------------
                                                   1999
                                   --------------------
(IN THOUSANDS, EXCEPT                  NET   NET INCOME
SHARE AND PER SHARE DATA)           INCOME    PER SHARE
---------------------------------  --------------------
Brown & Brown, as previously
 reported for 2000 and 1999......  $26,789     $   0.47
The Huval Companies..............      470
Spencer & Associates, Inc. and
 SAN of East Central Florida,
 Inc. ...........................      (93)
The Young Agency, Inc. ..........      289
Layne & Associates, Ltd. ........     (408)
Agency of Insurance
 Professionals, Inc. CompVantage
 Insurance Agency, LLC, and
 Agency of Indian Programs
 Insurance, LLC..................        9
Finwall & Associates Insurance,
 Inc. ...........................      129
The Connelly Insurance Group,
 Inc. ...........................      194
The Benefit Group, Inc. .........      128
Logan Insurance Agency, Inc. and
 Automobile Insurance Agency of
 Virginia, Inc. .................       58
Froelich-Paulson-Moore, Inc. and
 M&J Buildings, LLC..............      140
McKinnon & Mooney, Inc...........       67
Raleigh, Schwarz & Powell,
 Inc.............................      499
---------------------------------  -------
Brown & Brown, as combined.......  $28,271     $   0.46
-----------------------------------------------------------------------------------------------

In 2000, Brown & Brown acquired all of the outstanding stock of the following insurance agency or brokerage firms. These transactions have been accounted for under the pooling-of-interests method of accounting and, accordingly, Brown & Brown's consolidated financial statements and related notes have been restated for all periods prior to the dates of acquisition to include the results of operations, financial positions and cash flows of these companies. The following table reflects the effects of its 2000 acquisitions on the 2000, 1999 and 1998 individual and combined operating results of Brown & Brown:

----------------------------------------------------------------------------------------------------------------------------------
                                                                                  2000                             1999       1998
                                                        ------------------------------   ------------------------------   --------
(IN THOUSANDS,                                 COMMON                              NET                              NET
EXCEPT SHARE AND                               SHARES                  NET      INCOME                  NET      INCOME
PER SHARE DATA)                                ISSUED    REVENUE    INCOME   PER SHARE    REVENUE    INCOME   PER SHARE    REVENUE
----------------------------------------------------------------------------------------------------------------------------------
Brown & Brown, as previously reported for
 1999 and 1998............................              $197,162   $32,088       $0.58   $176,413   $27,172       $0.50   $158,947
Bowers, Schumann & Welch..................  1,087,176      5,223       594                  5,133      (506)                 5,337
The Flagship Group, Ltd...................    379,828      3,931       246                  3,850       244                  4,316
WMH, Inc. and Huffman & Associates, Inc...    361,660      2,516       169                  2,240       154                  2,167
Mangus Insurance & Bonding, Inc...........    115,910        874        89                    755      (275)                   718
------------------------------------                    ------------------               ------------------               --------
Brown & Brown, as combined................              $209,706   $33,186       $0.58   $188,391   $26,789       $0.47   $171,485
----------------------------------------------------------------------------------------------------------------------------------

------------------------------------------  -------------------
                                                           1998
                                            -------------------
(IN THOUSANDS,                                              NET
EXCEPT SHARE AND                                NET      INCOME
PER SHARE DATA)                              INCOME   PER SHARE
------------------------------------------  -------------------
Brown & Brown, as previously reported for
 1999 and 1998............................  $23,349       $0.42
Bowers, Schumann & Welch..................     (252)
The Flagship Group, Ltd...................      314
WMH, Inc. and Huffman & Associates, Inc...      157
Mangus Insurance & Bonding, Inc...........       (6)
------------------------------------        -------
Brown & Brown, as combined................  $23,562       $0.42
----------------------------------------------------------------------------------------------------------------------------------

In 1999, Brown & Brown acquired all of the outstanding stock of the following insurance agency or brokerage firms. These transactions have been accounted for under the pooling-of-interests method of accounting and, accordingly, Brown & Brown's consolidated financial statements and related notes have been restated for all periods prior to the dates of acquisition to include the results of operations, financial positions and cash flows of these companies. The following table reflects the effects of its 1999 acquisitions on the 1999 and 1998 individual and combined operating results of Brown & Brown:

---------------------------------------------------------------------------------------------------------------------------------
                                                                                            1999                             1998
                                                                  ------------------------------   ------------------------------
                                                         COMMON                              NET                              NET
(IN THOUSANDS, EXCEPT                                    SHARES                  NET      INCOME                  NET      INCOME
SHARE AND PER SHARE DATA)                                ISSUED    REVENUE    INCOME   PER SHARE    REVENUE    INCOME   PER SHARE
---------------------------------------------------------------------------------------------------------------------------------
Brown & Brown, as previously reported for 1998........            $171,879   $26,737       $0.50   $153,791   $23,053       $0.43
Ampher Insurance Inc. and Ross Insurance of Florida,
 Inc..................................................  669,312      1,730        44                  2,994        86
Signature Insurance Group, Inc. and C,S&D General
 Partnership..........................................  421,540      2,804       391                  2,162       210
--------------------------------------------------                ------------------               ------------------
Brown & Brown, as combined............................            $176,413   $27,172       $0.50   $158,947   $23,349       $0.42
---------------------------------------------------------------------------------------------------------------------------------

3. PURCHASE ACQUISITIONS

On January 1, 2001, Brown & Brown acquired the insurance-related assets of The Riedman Corporation ("Riedman"). Riedman was a provider of a broad range of insurance products and services in 13 states. As a result of the acquisition, Brown & Brown acquired operations that generated $54,193,000 in commissions and fees in 2000, and established locations in 12 new states. The aggregate purchase price was $92,310,000, including $62,398,000 of cash, issuance of $10,546,000 in notes payable and the assumption of $19,366,000 of liabilities, which was primarily debt related to prior acquisitions by Riedman. The results of Riedman's operations have been included in the consolidated financial statements since January 1, 2001.

On May 1, 2001, Brown & Brown acquired the insurance-related assets of Parcel Insurance Plan, Inc. ("PIP"). PIP was a specialty insurance agency providing insurance coverage to commercial and private shippers for small packages and parcels with insured values of less than $25,000 each. As a result of the acquisition, Brown & Brown expanded into a new insurance brokerage niche. The aggregate purchase price was $23,012,000, including $22,869,000 of cash and the assumption of $143,000 of liabilities. The results of PIP's operations have been included in the consolidated financial statements since May 1, 2001.

On October 1, 2001, Brown & Brown acquired the insurance-related assets of Henry
S. Lehr, Inc. and Apollo Financial Corporation ("Lehr"). Lehr was a provider of a broad range of insurance products and services including targeted insurance products and services for social-services organizations. As a result of the acquisition, Brown & Brown expanded its retail insurance presence in the northeastern United States. The aggregate purchase price was $11,600,000, consisting entirely of cash. The results of Lehr's operations have been included in the consolidated financial statements since October 1, 2001.

In addition, Brown & Brown acquired the assets of nine general insurance agencies, several books of business (client accounts) and the outstanding stock of two general insurance agencies. The aggregate purchase price was $47,174,000, including $36,056,000 of net cash payments, the issuance of notes payable in the amount of $4,662,000 and the issuance of 244,028 shares of Brown & Brown's common stock with an approximate fair market value as of the respective acquisition dates of $6,456,000 based on the average stock price for the 20 trading days ending three days prior to the respective closing dates. The results of these operations have been included in the consolidated financial statements since the dates of each acquisition.

The following table summarizes the estimated fair values of the assets acquired at the date of each acquisition and are based on preliminary purchase price allocations:

----------------------------------------------------------------------------------------------
(IN THOUSANDS)                                RIEDMAN       PIP      LEHR     OTHER      TOTAL
----------------------------------------------------------------------------------------------
Current assets.............................  $     --   $    --   $    --   $ 4,114   $  4,114
Fixed assets...............................     2,899       546       174       633      4,252
Purchased client accounts................    43,265    10,077     5,513    23,451     82,306
Noncompete agreements......................     2,800     2,300       400     1,871      7,371
Acquisition costs..........................        81        12        --        76        169
Goodwill...................................    43,265    10,077     5,513    22,662     81,517
Other assets...............................        --        --        --        17         17
                                             -------------------------------------------------
  Total assets acquired....................    92,310    23,012    11,600    52,824    179,746
Current liabilities........................    (9,388)     (143)       --    (5,333)   (14,864)
Long-term debt ............................    (8,616)       --        --        --     (8,616)
Non-current liabilities....................    (1,362)       --        --      (317)    (1,679)
                                             -------------------------------------------------
  Total liabilities assumed................   (19,366)     (143)       --    (5,650)   (25,159)
                                             -------------------------------------------------
  Total net assets acquired................  $ 72,944   $22,869   $11,600   $47,174   $154,587
----------------------------------------------------------------------------------------------

The weighted-average useful lives for the acquired intangible assets are as follows: purchased client accounts--20 years; noncompete agreements--5 years; and acquisition costs--5 years.

Goodwill of $81,517,000 was assigned to the Retail and National Programs Divisions in the amounts of $71,440,000 and $10,077,000, respectively. Of that total amount, $75,741,000 is expected to be deductible for tax purposes.

The results of operations for the acquisitions completed during 2001 have been combined with those of Brown & Brown since their respective acquisition dates. If the acquisitions had occurred at the beginning of the year 2000, Brown & Brown's results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                               2001        2000
------------------------------------------------------------------------------------
                                                                    (UNAUDITED)
Total revenues..............................................    $387,805    $358,583
Income before income taxes and minority interest............      94,479      62,724
Net income..................................................      56,374      37,449
Net income per share:
  Basic.....................................................    $   0.90    $   0.60
  Diluted...................................................    $   0.89    $   0.60
Weighted average number of shares outstanding:
  Basic.....................................................      62,767      62,089
  Diluted...................................................      63,426      62,335
------------------------------------------------------------------------------------

The results of operations for the Riedman acquisition were combined with Brown & Brown effective January 1, 2001. Riedman's unaudited revenues, income before income taxes and minority interest and net income included in the 2000 pro forma data summarized above approximate $54,193,000, $1,075,000 and $661,000, respectively. The impact of Riedman on the 2000 pro forma data on diluted net income per share approximates $0.01 per share.

Additional consideration paid to sellers or consideration returned to Brown & Brown by sellers as a result of purchase price adjustment provisions are recorded as adjustments to intangibles when the contingencies are settled. The net payments by Brown & Brown as a result of these adjustments totaled $2,342,000, $1,220,000 and $1,611,000 in 2001, 2000 and 1999, respectively. As of December 31, 2001, the maximum future contingency payments related to acquisitions totaled $10,852,000.

In 2000, Brown & Brown acquired the assets of five general insurance agencies, several books of business (client accounts) and the outstanding stock of two general insurance agencies. The aggregate purchase price was $19,669,000, including $19,058,000 of net cash payments and the issuance of notes payable in the amount of $611,000. Of that total amount, $12,000 was assigned to goodwill in the National Programs Division. Each of these acquisitions was accounted for as a purchase, and substantially the entire cost was assigned to purchased client accounts, noncompete agreements and goodwill. The results of these operations have been included in the consolidated financial statements since the dates of each acquisition.

In 1999, Brown & Brown acquired the assets of seven general insurance agencies, several books of business (client accounts) and the outstanding stock of three general insurance agencies. The aggregate purchase price was $21,011,000, including $18,533,000 of net cash payments and the issuance of notes payable in the amount of $2,478,000. Of that total amount, $4,949,000 was assigned to goodwill in the Retail Division. Each of these acquisitions was accounted for as a purchase, and substantially the entire cost was assigned to purchased client accounts, noncompete agreements and goodwill. The results of these operations have been included in the consolidated financial statements since the dates of each acquisition.

4. INVESTMENTS

Investments at December 31 consisted of the following:

--------------------------------------------------------------------------------------------------
                                                                          2001                2000
                                                                CARRYING VALUE      CARRYING VALUE
                                                             -----------------   -----------------
                                                                          NON-                NON-
(IN THOUSANDS)                                               CURRENT   CURRENT   CURRENT   CURRENT
--------------------------------------------------------------------------------------------------
Available-for-sale marketable equity securities............   $ 96     $8,064    $1,701    $4,165
Non-marketable equity securities and certificates of
  deposit..................................................    355        919       448     2,292
                                                             -------------------------------------
Total investments..........................................   $451     $8,983    $2,149    $6,457
--------------------------------------------------------------------------------------------------

The following table summarizes available-for-sale securities at December 31:

--------------------------------------------------------------------------------------------------
                                                                    GROSS        GROSS   ESTIMATED
                                                               UNREALIZED   UNREALIZED        FAIR
(IN THOUSANDS)                                          COST        GAINS       LOSSES       VALUE
--------------------------------------------------------------------------------------------------
MARKETABLE EQUITY SECURITIES:
2001................................................  $  534     $7,637        $(11)        $8,160
2000................................................   2,141      3,738         (13)         5,866
--------------------------------------------------------------------------------------------------

The following table summarizes the proceeds and realized gains/(losses) on investments for the year ended December 31:

--------------------------------------------------------------------------------------------
                                                                            GROSS      GROSS
                                                                         REALIZED   REALIZED
(IN THOUSANDS)                                                PROCEEDS      GAINS     LOSSES
--------------------------------------------------------------------------------------------
2001
Available-for-sale marketable equity securities.............  $  1,607   $     --   $     --
Non-marketable equity securities and certificates of
  deposit...................................................     3,998        289         --
                                                              ------------------------------
  Total.....................................................  $  5,605   $    289   $     --
                                                              ------------------------------
2000
Available-for-sale marketable equity securities.............  $    474   $    144   $    (15)
Non-marketable equity securities and certificates of
  deposit...................................................       552         70        (19)
                                                              ------------------------------
  Total.....................................................  $  1,026   $    214   $    (34)
                                                              ------------------------------
1999
Available-for-sale marketable equity securities.............  $     88   $     14   $    (25)
Non-marketable equity securities and certificates of
  deposit...................................................     1,413        140        (42)
                                                              ------------------------------
  Total.....................................................  $  1,501   $    154   $    (67)
--------------------------------------------------------------------------------------------

5. FIXED ASSETS

Fixed assets at December 31 consisted of the following:

------------------------------------------------------------------------------------
(IN THOUSANDS)                                                      2001        2000
------------------------------------------------------------------------------------
Furniture, fixtures and equipment...........................    $ 56,759    $ 48,043
Land, buildings and improvements............................       3,324       2,680
Leasehold improvements......................................       3,662       2,538
                                                                --------------------
                                                                  63,745      53,261
Less accumulated depreciation and amortization..............     (38,201)    (35,904)
                                                                --------------------
                                                                $ 25,544    $ 17,357
------------------------------------------------------------------------------------

Depreciation expense amounted to $6,536,000 in 2001, $6,158,000 in 2000 and $5,892,000 in 1999.

6. INTANGIBLES

Intangibles at December 31 consisted of the following:

------------------------------------------------------------------------------------
(IN THOUSANDS)                                                      2001        2000
------------------------------------------------------------------------------------
Purchased client accounts.................................      $191,272    $108,964
Goodwill....................................................     123,814      42,298
Noncompete agreements.......................................      29,970      22,839
Acquisition costs...........................................       2,140       1,913
                                                                --------------------
                                                                 347,196     176,014
Less accumulated amortization...............................     (78,885)    (62,983)
                                                                --------------------
                                                                $268,311    $113,031
------------------------------------------------------------------------------------

Amortization expense amounted to $15,860,000 in 2001, $9,226,000 in 2000, and $8,343,000 in 1999.

Amortization of $4,203,000 was expensed in 2001 relating to goodwill. The consolidated income statements in 2002 will have no goodwill amortization expense in accordance with SFAS No. 142.

The FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," in June 2001. SFAS No. 142 disallows amortization of goodwill for any acquisition completed subsequent to June 30, 2001. Brown & Brown completed ten acquisitions under the purchase method of accounting after June 30, 2001 and as the result of the application of SFAS No. 142, $274,000 of goodwill that would have been amortized in 2001 under the pre-SFAS No. 142 rule was not amortized.

7. ACCRUED EXPENSES

Accrued expenses at December 31 consisted of the following:

----------------------------------------------------------------------------------
(IN THOUSANDS)                                                     2001       2000
----------------------------------------------------------------------------------
Accrued bonuses.............................................    $13,230    $ 8,476
Accrued compensation and benefits...........................      8,818     11,880
Other.......................................................      9,882      7,268
                                                                ------------------
Total.......................................................    $31,930    $27,624
----------------------------------------------------------------------------------

8. LONG-TERM DEBT

Long-term debt at December 31 consisted of the following:

-----------------------------------------------------------------------------------
(IN THOUSANDS)                                                      2001       2000
-----------------------------------------------------------------------------------
Term loan agreements........................................    $ 79,143    $ 3,000
Revolving credit facility...................................          --         --
Notes payable from purchases of common stock................          --        138
Acquisition notes payable...................................      18,493      4,624
Other notes payable.........................................       1,414      7,285
                                                                -------------------
                                                                  99,050     15,047
Less current portion........................................     (20,855)    (4,387)
                                                                -------------------
Long-term debt..............................................    $ 78,195    $10,660
-----------------------------------------------------------------------------------

In January 2001, Brown & Brown entered into a $90 million unsecured seven-year term loan agreement with a national banking institution, bearing an interest rate based upon the 30-, 60- or 90-day London Interbank Offered Rate (LIBOR) plus 0.50% to 1.00%, depending upon Brown & Brown's quarterly ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The 90-day LIBOR was 1.88% as of December 31, 2001. The loan was fully funded on January 3, 2001 and as of December 31, 2001 had an outstanding balance of $77.1 million. This loan is to be repaid in equal quarterly installments of $3.2 million through December 2007.

In 1991, Brown & Brown entered into a long-term unsecured credit agreement with a major insurance company that provided for borrowings at an interest rate equal to the prime rate (4.75% and 9.50% at December 31, 2001 and 2000, respectively) plus 1.00%. At December 31, 2001, the maximum amount of $2.0 million currently available for borrowings was outstanding. In accordance with an August 1, 1998 amendment to the credit agreement, the outstanding balance will be repaid in annual installments of $1.0 million each August through 2003.

Brown & Brown also has a revolving credit facility with a national banking institution that provides for available borrowings of up to $50 million, with a maturity date of October 2002, bearing an interest rate based upon the 30-, 60- or 90-day LIBOR plus 0.45% to 1.00%, depending upon Brown & Brown's quarterly ratio of funded debt to earnings before interest, taxes, depreciation and amortization. A commitment fee of 0.15% to 0.25% per annum is assessed on the unused balance. The 90-day LIBOR was 1.88% as of December 31, 2001. There were no borrowings against this facility at December 31, 2001 or December 31, 2000.

All three of our credit agreements require Brown & Brown to maintain certain financial ratios and comply with certain other covenants. Brown & Brown was in compliance with all such covenants as of December 31, 2001.

Acquisition notes payable represent debt incurred to former owners of certain agencies acquired by Brown & Brown. These notes, including future contingent payments, are payable in monthly and annual installments through February 2014, including interest in the range from 5.0% to 9.0%.

Interest paid in 2001, 2000 and 1999 was $5,324,000, $1,364,000 and $1,301,000,
respectively.

At December 31, 2001, maturities of long-term debt were $20,855,000 in 2002, $18,198,000 in 2003, $13,518,000 in 2004, $12,060,000 in 2005, $11,464,000 in
2006 and $22,955,000 in 2007 and beyond.

To hedge the risk of increasing interest rates from January 2, 2002 through the remaining six years of its seven-year $90 million term loan, Brown & Brown entered into an interest rate swap agreement that effectively converted the floating rate LIBOR-based interest payments to fixed interest rate payments at 4.53%. This agreement did not impact or change the required 0.5% to 1.00% credit risk spread portion of the term loan. In accordance with SFAS No. 133, as amended, Brown & Brown recorded a liability as of December 31, 2001 for the fair value of the interest rate swap at December 31, 2001 for approximately $53,000, net of taxes of approximately $33,000. Brown & Brown has designated and assessed the derivative as a highly effective cash flow hedge, and accordingly, the effect is reflected in other comprehensive income in the accompanying Consolidated statements of shareholders' equity.

9. INCOME TAXES

At December 31, 2001, Brown & Brown had a net operating loss carryforward of $1,900,000 for income tax reporting purposes, portions of which expire in the years 2011 through 2021. This carryforward was derived from agencies acquired by Brown & Brown in 2001 and 1998. For financial reporting purposes, a valuation allowance of $38,000 has been recognized to offset the deferred tax asset related to this carryforward.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the corresponding amounts used for income tax reporting purposes. Significant components of Brown & Brown's deferred tax liabilities and assets as of December 31 are as follows:

----------------------------------------------------------------------------------
(IN THOUSANDS)                                                     2001       2000
----------------------------------------------------------------------------------
Deferred tax liabilities:
  Fixed assets..............................................    $    --    $   738
  Net unrealized appreciation of available-for-sale
     securities.............................................      2,750      1,595
  Prepaid insurance and pension.............................        616        542
  Intangible assets.........................................      1,186        460
                                                                ------------------
Total deferred tax liabilities..............................    $ 4,552    $ 3,335
Deferred tax assets:
  Fixed assets..............................................    $    57    $    --
  Deferred compensation.....................................      2,987      3,440
  Accruals and reserves.....................................      2,044      1,394
  Net operating loss carryforwards..........................        731      1,085
  Other.....................................................        290        327
  Valuation allowance for deferred tax assets...............        (38)       (38)
                                                                ------------------
Total deferred tax assets...................................    $ 6,071    $ 6,208
                                                                ------------------
Net deferred tax (asset)/liability..........................    $(1,519)   $(2,873)
----------------------------------------------------------------------------------

Significant components of the provision (benefit) for income taxes for the year ended December 31 are as follows:

---------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                     2001       2000       1999
---------------------------------------------------------------------------------------------
Current:
  Federal...................................................    $30,731    $19,642    $16,171
  State.....................................................      4,302      3,225      2,655
                                                                -----------------------------
Total current provision.....................................    $35,033    $22,867    $18,826
                                                                -----------------------------
Deferred:
  Federal...................................................    $  (179)   $(2,337)   $  (425)
  State.....................................................        (20)      (384)       (70)
                                                                -----------------------------
Total deferred (benefit) provision..........................    $  (199)   $(2,721)   $  (495)
                                                                -----------------------------
Total tax provision.........................................    $34,834    $20,146    $18,331
---------------------------------------------------------------------------------------------

A reconciliation of the differences between the effective tax rate and the federal statutory tax rate for the year ended December 31 is as follows:

---------------------------------------------------------------------------------------
                                                                 2001     2000     1999
---------------------------------------------------------------------------------------
Federal statutory tax rate..................................    35.0%    35.0%    35.0%
State income taxes, net of federal income tax benefit.......     3.0      3.3      3.7
Interest exempt from taxation and dividend exclusion........    (0.3)    (0.4)    (0.3)
Non-deductible goodwill amortization........................     0.4      0.4      0.5
Other, net..................................................     0.4     (1.0)    (0.3)
                                                                -----------------------
Effective tax rate..........................................    38.5%    37.3%    38.6%
---------------------------------------------------------------------------------------

Income taxes paid in 2001, 2000 and 1999 were $33,840,000, $18,740,000, and
$16,132,000, respectively.

10. EMPLOYEE SAVINGS PLAN

Brown & Brown has an Employee Savings Plan (401(k)) under which substantially all employees with more than 30 days of service are eligible to participate. Under this plan, Brown & Brown makes matching contributions, subject to a maximum of 2.5% of each participant's salary. Further, Brown & Brown provides for a discretionary profit sharing contribution for all eligible employees. Brown & Brown's contributions to the plan totaled $4,357,000 in 2001, $3,663,000 in 2000 and $3,126,000 in 1999.

11. STOCK-BASED COMPENSATION AND INCENTIVE PLANS

STOCK PERFORMANCE PLAN

Brown & Brown has adopted a stock performance plan, under which up to 3,600,000 shares of Brown & Brown's stock ("Performance Stock") may be granted to key employees contingent on the employees' future years of service with Brown & Brown and other criteria established by the Compensation Committee of Brown & Brown's Board of Directors. Shares must be vested before participants take full title to Performance Stock. Of the grants currently outstanding, specified portions will satisfy the first condition for vesting based on increases in the market value of Brown & Brown's common stock from the initial price specified by Brown & Brown. Dividends are paid on unvested shares of Performance Stock that have satisfied the first vesting condition, and participants may exercise voting privileges on such shares which are considered to be "awarded shares." Awarded shares are included as issued and outstanding common stock shares and are included in the calculation of basic and diluted earnings per share. Awarded shares satisfy the second condition for vesting on the earlier of (i) 15 years of continuous employment with Brown & Brown from the date shares are granted to the participants; (ii) attainment of age 64; or (iii) death or disability of the participant. At December 31, 2001, 2,893,488 shares had been granted under the plan at initial stock prices ranging from $3.79 to $24.00. As of December 31, 2001, 2,545,702 shares had met the first condition for vesting and had been awarded; and 59,988 shares had satisfied both conditions for vesting and had been distributed to participants.

The compensation element for Performance Stock is equal to the fair market value of the shares at the date the first vesting condition is satisfied and is expensed over the remainder of the vesting period. Compensation expense related to this Plan totaled $1,984,000 in 2001, $483,000 in 2000 and $1,263,000 in
1999.

EMPLOYEE STOCK PURCHASE PLAN

Brown & Brown has adopted an employee stock purchase plan ("the Stock Purchase Plan"), which allows for substantially all employees to subscribe to purchase shares of Brown & Brown's stock at 85% of the lesser of the market value of such shares at the beginning or end of each annual subscription period. Of the 3,000,000 shares authorized for issuance under the Stock Purchase Plan as of December 31, 2001, 847,566 shares remained available and reserved for future issuance.

INCENTIVE STOCK OPTION PLAN

On April 21, 2000, Brown & Brown adopted a qualified incentive stock option plan (the "Incentive Stock Option Plan") that provides for the granting of stock options to certain key employees. The objective of this plan is to provide additional performance incentives to grow Brown & Brown's pre-tax earnings in excess of 15% annually. Brown & Brown is authorized to grant options for up to 2,400,000 common shares, of which 1,152,000 were granted on April 21, 2000 at the most recent trading day's closing market price of $9.67 per share. All of the outstanding options vest over a one-to-ten-year period, with a potential acceleration of the vesting period to three to six years based on achievement of certain performance goals. All of the options expire ten years after the grant date. As of December 31, 2001, 72,380 option shares were exercisable. During 2001, no additional option shares were granted or exercised, and 20,000 shares were canceled.

The weighted average fair value of the incentive stock options granted during 2000 estimated on the date of grant using the Black-Scholes option-pricing model, was $4.73 per share. The fair value of these options granted is estimated on the date of grant using the following assumptions: dividend yield of 0.86%; expected volatility of 29.6%; risk-free interest rate of 6.3%; and an expected life of ten years.

PRO FORMA EFFECT OF PLANS

Brown & Brown accounts for the Stock Purchase Plan and the Incentive
Stock Option Plan using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost is required. Had compensation expense for these plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," Brown & Brown's net income and net income per share for the year ended December 31 would have been reduced to the pro forma amounts indicated below:

---------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)                  2001       2000       1999
---------------------------------------------------------------------------------------------
NET INCOME:
  As reported...............................................    $53,913    $32,793    $28,271
  Pro forma.................................................     51,382     31,795     28,090
NET INCOME PER SHARE:
  As reported...............................................    $  0.85    $  0.53    $  0.46
  Pro forma.................................................    $  0.81    $  0.51    $  0.46
---------------------------------------------------------------------------------------------

12. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Brown & Brown's significant non-cash investing and financing activities for the year ended December 31 are as follows:

-------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                     2001       2000     1999
-------------------------------------------------------------------------------------------
Unrealized holding gain (loss) on available-for-sale
  securities, net of tax effect of $1,188 for 2001; net of
  tax benefit of $1,552 for 2000, and $395 for 1999.........    $ 1,951    $(2,427)   $(618)
Net losses on cash flow-hedging derivatives, net of tax
  benefit of $33 for 2001...................................        (53)        --       --
Notes payable issued or assumed for purchased client
  accounts..................................................     34,767        611    2,478
Notes received on the sale of fixed assets and client
  accounts..................................................        192        467    1,305
Common stock issued for acquisitions accounted for under the
  purchase method of accounting.............................      6,456         --       --
-------------------------------------------------------------------------------------------

13. COMMITMENTS AND CONTINGENCIES

Brown & Brown leases facilities and certain items of office equipment under noncancelable operating lease arrangements expiring on various dates through 2015. The facility leases generally contain renewal options and escalation clauses based on increases in the lessors' operating expenses and other charges. Brown & Brown anticipates that most of these leases will be renewed or replaced upon expiration. At December 31, 2001, the aggregate future minimum lease payments under all noncancelable lease agreements in excess of one year were as follows:

----------------------------------------------------------------------
(IN THOUSANDS)
----------------------------------------------------------------------
2002........................................................   $14,253
2003........................................................    11,851
2004........................................................     8,996
2005........................................................     6,062
2006........................................................     3,705
Thereafter..................................................     6,000
                                                               -------
Total minimum future lease payments.........................   $50,867
----------------------------------------------------------------------

Rental expense in 2001, 2000 and 1999 for operating leases totaled $14,608,000, $11,109,000 and $8,965,000, respectively.

Brown & Brown is not a party to any legal proceedings other than various claims and lawsuits arising in the normal course of business. Management of Brown & Brown does not believe that any such claims or lawsuits will have a material effect on Brown & Brown's financial condition or results of operations.

14. BUSINESS CONCENTRATIONS

Substantially all of Brown & Brown's premiums receivable from clients and premiums payable to insurance companies arise from policies sold on behalf of insurance companies. Brown & Brown, as agent and broker, typically collects premiums, retains its commission and remits the balance to the insurance companies. A significant portion of business written by Brown & Brown is for clients located in Arizona, Florida and New York. Accordingly, the occurrence of adverse economic conditions or an adverse regulatory climate in Arizona, Florida and/or New York could have a material adverse effect on Brown & Brown's business, although no such conditions have been encountered in the past.

For the years ended December 31, 2001, 2000 and 1999, approximately 5.2%, 6.5% and 11.2%, respectively, of Brown & Brown's total revenues were derived from insurance policies underwritten by one insurance company. Should this carrier seek to terminate its arrangement with Brown & Brown, Brown & Brown believes other insurance companies are available to underwrite the business, although some additional expense and loss of market share could possibly result. No other insurance company accounts for 5% or more of Brown & Brown's total revenues.

15. SEGMENT INFORMATION

Brown & Brown's business is divided into four segments: the Retail Division, which provides a broad range of insurance products and services to commercial, professional and individual clients; the National Programs Division, which is comprised of two units--Professional Programs, which provides professional liability and related package products for certain professionals delivered through nationwide networks of independent agents, and Special Programs, which markets targeted products and services designated for specific industries, trade groups and market niches; the Services Division, which provides insurance-related services, including third-party administration, consulting for the workers' compensation and employee benefit self-insurance markets, and managed healthcare services; and the Brokerage Division, which markets and sells excess and surplus commercial insurance and reinsurance, primarily through independent agents and brokers. Brown & Brown conducts all of its operations within the United States of America.

The accounting policies of the reportable segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements. Brown & Brown evaluates the performance of its segments based upon revenues and income before income taxes and minority interest. Intersegment revenues are not significant.

In 2001, Brown & Brown reclassified two profit centers into the National Programs Division that were previously reported in the Brokerage Division. Total revenues for these profit centers in 2000 and 1999 were $15,185,000 and $8,822,000 respectively. Segment information for 2000 and 1999 has been reclassified to conform to the current year presentation.

Summarized financial information concerning Brown & Brown's reportable segments is shown in the following table. The "Other" column includes corporate-related items and any income and expenses not allocated to reportable segments.

------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2001           NATIONAL
(IN THOUSANDS)               RETAIL    PROGRAMS    SERVICES    BROKERAGE       OTHER       TOTAL
------------------------------------------------------------------------------------------------
Total revenues.........    $287,555    $ 43,790    $24,968     $ 12,228     $ (3,512)   $365,029
Investment income......       4,383       1,718        365          113       (2,893)      3,686
Interest expense.......      13,345       1,108        277           --       (9,027)      5,703
Depreciation...........       4,627         879        508          178          344       6,536
Amortization...........      13,366       2,334         24           54           82      15,860
Income before income
  taxes and minority
  interest.............      52,013      17,864      3,969        4,087       12,545      90,478
Total assets...........     417,799     116,257      8,088       25,266      (78,673)    488,737
Capital expenditures...       6,104         299        376          437        3,801      11,017
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2000           NATIONAL
(IN THOUSANDS)               RETAIL    PROGRAMS    SERVICES    BROKERAGE       OTHER       TOTAL
------------------------------------------------------------------------------------------------
Total revenues.........    $199,527    $ 36,838    $21,643     $  7,985     $   (588)   $265,405
Investment income......       3,349       2,135        278          118         (993)      4,887
Interest expense.......       2,590          51         28           --       (1,403)      1,266
Depreciation...........       4,141       1,134        518          150          215       6,158
Amortization...........       7,729       1,406          4           55           32       9,226
Income before income
  taxes and minority
  interest.............      30,114      14,937      3,070        2,697        3,246      54,064
Total assets...........     236,787      96,477      6,277       15,087      (29,951)    324,677
Capital expenditures...       3,682         489        867          266          249       5,553
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1999           NATIONAL
(IN THOUSANDS)               RETAIL    PROGRAMS    SERVICES    BROKERAGE       OTHER       TOTAL
------------------------------------------------------------------------------------------------
Total revenues.........    $182,480    $ 32,644    $17,094     $  6,409     $ (1,104)   $237,523
Investment income......       2,828       1,452        224           90       (1,059)      3,535
Interest expense.......       1,778          --         34           --         (452)      1,360
Depreciation...........       3,899       1,237        425          116          215       5,892
Amortization...........       7,172       1,067         --           64           40       8,343
Income before income
  taxes and minority
  interest.............      28,199      12,372      2,584        2,118        2,229      47,502
Total assets...........     202,167      80,228      6,484        9,042      (11,505)    286,416
Capital expenditures...       4,043         544        346          153        1,094       6,180
------------------------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below is certain information concerning our executive officers and directors. All directors and officers hold office for one-year terms or until their successors are elected and qualified.

--------------------------------------------------------------------------------------------------------
                                                                                       YEAR FIRST BECAME
NAME                             POSITIONS                                    AGE             A DIRECTOR
--------------------------------------------------------------------------------------------------------
J. Hyatt Brown                   Chairman of the Board, President and         64             1993
                                 Chief Executive Officer
Jim W. Henderson                 Executive Vice President, Assistant          55             1993
                                 Treasurer and Director
Samuel P. Bell, III              Director                                     62             1993
Bradley Currey, Jr.              Director                                     71             1995
Theodore J. Hoepner              Director                                     60             1994
David H. Hughes                  Director                                     58             1997
Toni Jennings                    Director                                     52             1999
John R. Riedman                  Director                                     73             2001
Jan E. Smith                     Director                                     62             1997
C. Roy Bridges                   Regional Executive Vice President            52               --
Linda S. Downs                   Regional Executive Vice President            51               --
Kenneth D. Kirk                  Regional Executive Vice President            41               --
J. Scott Penny                   Regional Executive Vice President            35               --
Thomas E. Riley                  Regional Executive Vice President            46               --
Cory T. Walker                   Vice President, Chief Financial Officer      44               --
                                 and Treasurer
Laurel L. Grammig                Vice President, Secretary and General        43               --
                                 Counsel
Thomas M. Donegan, Jr.           Vice President, Assistant Secretary and      31               --
                                 Assistant General Counsel
M. Catherine Wellman             Vice President, Assistant Secretary and      28               --
                                 Assistant General Counsel
--------------------------------------------------------------------------------------------------------

         J. Hyatt Brown. Mr. Brown has been our President and Chief Executive Officer since 1993, and the Chairman of the Board of Directors since 1994. Mr. Brown was President and Chief Executive Officer of our predecessor corporation from 1961 to 1993. He was a member of the Florida House of Representatives from 1972 to 1980, and Speaker of the House from 1978 to 1980. Mr. Brown serves on the Board of Directors of SunTrust Banks, Inc., SunTrust Bank/East Central Florida, International Speedway Corporation, The FPL Group, Inc., BellSouth Corporation, Rock-Tenn Company, and SCPIE Holdings Inc., each a publicly held company. He also serves on the Board of Trustees of Stetson University, of which he is a past Chairman, and serves as a member of the YMCA Advisory Board, the March of Dimes Board of Directors, and the Salvation Army Advisory Council. He is also the treasurer of the Council of Insurance Agents and Brokers.

         Jim W. Henderson. Mr. Henderson served as our Senior Vice President from 1993 to 1995, and was elected Executive Vice President in 1995. He served as Senior Vice President of our predecessor corporation from 1989 to 1993, and as Chief Financial Officer from 1985 to 1989.

         Samuel P. Bell, III. Mr. Bell has been a shareholder of the law firm of Pennington, Moore, Wilkinson, Bell & Dunbar, P.A. since January 1, 1998 and also serves as Of Counsel to the law firm of Cobb Cole & Bell. Prior to that, he was a shareholder and managing partner of Cobb Cole & Bell. He has served as counsel to us and our predecessor corporation since 1964. Mr. Bell was a member of the Florida House of Representatives from 1974 to 1988.

         Bradley Currey, Jr. Mr. Currey served as Chief Executive Officer of Rock-Tenn Company, a manufacturer of packaging and recycled paperboard products, from 1989 to 1999 and as Chairman of the Board of Rock-Tenn Company from 1993 to January 31, 2000, when he retired. He also previously served as President (1978-1995) and Chief Operating Officer (1978-1989) of Rock-Tenn Company. Mr. Currey is a member of the Board of Directors and the Executive Committee of Rock-Tenn Company; the Board of Directors, the Executive Committee and the Compensation Committee of Genuine Parts Company; and the Board of Directors of Enzymatic Deinking Technologies, Inc. Mr. Currey is Trustee Emeritus and a past Chairman of the Board of Trustees of Emory University. He is also a past Chairman of the Federal Reserve Bank of Atlanta.

         Theodore J. Hoepner. Mr. Hoepner has been Vice Chairman of SunTrust Banks, Inc. since 2000. From 1995 to 2000, Mr. Hoepner served as Chairman of the Board, President and Chief Executive Officer of SunTrust Banks, Inc. f/k/a SunTrust Banks of Florida, Inc. From 1990 through 1995, he served as Chairman of the Board, President and Chief Executive Officer of SunBank, N.A. From 1983 through 1990, he was the Chairman of the Board and Chief Executive Officer of SunBank/Miami, N.A.

         David H. Hughes. Mr. Hughes has been Chief Executive Officer of Hughes Supply, Inc., a publicly held business-to-business distributor of construction and industrial supplies, since 1974, and has been Chairman of the Board since 1986. Mr. Hughes is a member of the Board of Directors of SunTrust Banks, Inc. and Darden Restaurants, Inc., a publicly held company.

         Toni Jennings. Ms. Jennings has been President of Jack Jennings & Sons, Inc., a commercial construction firm based in Orlando, Florida, since 1982. Ms. Jennings also serves as Secretary and Treasurer of Jennings & Jennings, Inc., an architectural millwork firm based in Orlando, Florida. Ms. Jennings was a member of the Florida Senate from 1980 to 2000, and President of the Florida Senate from 1996 to 2000. She previously served in the Florida House of Representatives from 1976 to 1980. She currently serves on the Salvation Army Advisory Board; the Rollins College Board of Trustees and the Board of Directors of SunTrust Bank/Central Florida, Hughes Supply, Inc. and the Florida Chamber of Commerce.

         John R. Riedman. Mr. Riedman was elected to our Board of Directors in January 2001. He has served as Chairman of Riedman Corporation, based in Rochester, New York, since 1992. In January 2001, we acquired the insurance agency operations of Riedman Corporation, at which time Mr. Riedman joined us as an Executive Vice President and was elected as Vice Chairman of Brown & Brown of New York, Inc., one of our subsidiaries. Mr. Riedman is a Trustee and Finance Committee member of ViaHealth, a Rochester-based healthcare services network; an honorary Trustee of WXXI Public Broadcasting Corporation; and a member of the Executive Committee of the Greater Rochester Chamber of Commerce. He serves as President of 657 East Avenue Corp. (a subsidiary of Rochester Museum and Science Center) and of the Monroe County Sheriff's Foundation, and as Chairman of the Greater Rochester Sports Authority. He serves on the Board of Directors of High Falls Brewing Company, Sage, Rutty & Company, Inc., a Rochester-based financial services firm; the New York State Thruway Authority; and the New York State Canal Corporation. Mr. Riedman also served as a director and Chairman of the Audit Committee of Fleet Financial Group, a publicly-held company, from 1988 to 1999.

         Jan E. Smith. Mr. Smith has served as President of Jan Smith & Company, a commercial real estate and business investment firm, since 1978. Mr. Smith is also the managing general partner of Ramblers Rest Resort, Ltd., a recreational vehicle park in Venice, Florida, and President of Travel Associates, Inc. Mr. Smith serves on the Board of Directors of SunTrust Bank/Gulf Coast, and is a member of the University of South Florida Foundation Board of Trustees. He also serves as a member of the Florida Education Governance Reorganization Transition Task Force and as a member of the Tampa Bay Business Hall of Fame. He is a past member of the Advisory Council of the Federal Reserve Bank of Atlanta.

         C. Roy Bridges. Mr. Bridges was elected as one of our Regional Executive Vice Presidents in January 2002. Since 1998, Mr. Bridges has overseen our profit center operations in northern and Western Florida, as well as in Louisiana and Oklahoma. Prior to undertaking his current duties, Mr. Bridges served as profit center manager of our Ft. Myers, Florida retail office from 1993 to 1998. Mr. Bridges also served as profit center manager of our Tampa, Florida retail office from 1998 to 2001 and was previously a profit center manager of our Brooksville, Florida retail office.

         Linda S. Downs. Ms. Downs was elected as one of our Regional Executive Vice Presidents in January 2002. Since 1998, Ms. Downs has overseen various profit center operations for us, including operations in Tennessee, Virginia, and Orlando, Florida, as well as our professional and commercial insurance programs. Prior to undertaking her current duties, Ms. Downs served as profit center manager of our Orlando, Florida retail office from 1980 to 1998.

         Kenneth D. Kirk. Mr. Kirk was elected as one of our Regional Executive Vice Presidents in January 2002. Since 1995, Mr. Kirk has overseen our profit center operations in Arizona, California, Colorado, New Mexico, Nevada, Washington and Wyoming, as well as in El Paso, Texas. Prior to undertaking his current duties, Mr. Kirk served as profit center manager of our Phoenix, Arizona retail office from 1995 to 2000.

         J. Scott Penny. Mr. Penny was elected as one of our Regional Executive Vice Presidents in January 2002. Mr. Penny oversees our profit center operations in Indiana, Iowa, Ohio, Michigan, Minnesota, North Dakota and Wisconsin. Since 1999, Mr. Penny has served as profit center manager of our Indianapolis, Indiana retail office. Prior to that, Mr. Penny served as profit center manager of our Jacksonville, Florida retail office from 1997 to 1999.

         Thomas E. Riley. Mr. Riley was elected as one of our Regional Executive Vice Presidents in January 2002. Since 1999, Mr. Riley has overseen our profit center operations in southeastern Florida, as well as in Connecticut, New Jersey, New York, and Pennsylvania. Prior to undertaking his current duties, Mr. Riley served as profit center manager of our Fort Lauderdale, Florida retail office from 1992 to 2001 and served as Chief Financial Officer from 1990 to 1991.

         Cory T. Walker. Mr. Walker has been our Vice President, Treasurer and Chief Financial Officer since 2000. Mr. Walker previously served as our Vice President and Chief Financial Officer from 1992 to 1994. Between 1995 and 2000, Mr. Walker served as profit center manager for our Oakland, California retail office. Before joining us, Mr. Walker was a Senior Audit Manager for Ernst & Young LLP.

         Laurel L. Grammig. Ms. Grammig has been our Vice President, Secretary and General Counsel since 1994. Before joining us, Ms. Grammig was a partner of the law firm of Holland & Knight LLP in Tampa, Florida.

         Thomas M. Donegan, Jr. Mr. Donegan has been our Vice President, Assistant Secretary and Assistant General Counsel since 2000. Before joining us, Mr. Donegan was an associate with the law firm of Smith, Gambrell & Russell LLP in Atlanta, Georgia.

         M. Catherine Wellman. Ms. Wellman has been our Assistant General Counsel since 2000 and was elected as our Vice President and Assistant Secretary in January 2001. Before joining us, Ms. Wellman was an associate with the law firm of Meier, Lengauer, Bonner, Muszynski & Doyle, P.A. in Orlando, Florida.

            SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our outstanding shares of common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such reports furnished to us and written representations from certain reporting persons that no SEC Form 5s were required to be filed by those persons, we believe that during 2001, our officers, directors and 10% beneficial owners timely complied with all applicable filing requirements, except for David H. Hughes, a director, who was late in filing one Form 4 with respect to one transaction (the subject transaction has since been reported), and C. Roy Bridges, Linda S. Downs, Kenneth D. Kirk, Thomas E. Riley, and Dan W. Williamson, who did not timely file a Form 3 after qualifying in October 2001 as our "executive officers" under the SEC's rules (Form 5s including the information required on Form 3 have since been filed for each of these individuals). (Mr. Williamson resigned as an "executive officer" in January 2002 but continues to serve as profit center manager of our Toledo, Ohio retail office.)

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth the compensation received by our Chief Executive Officer, and the four other highest paid executive officers in 2001 (the "Named Executive Officers") for services rendered to us in such capacity for each of the three years, as applicable, in the period ended December 31, 2001:

SUMMARY COMPENSATION TABLE


                                                                                                 LONG-TERM COMPENSATION
                                                      ANNUAL COMPENSATION                                AWARDS
                                      -----------------------------------------------------     -------------------------
                                                                                   OTHER
                                                                                  ANNUAL        SECURITIES     ALL OTHER
                                                                               COMPENSATION     UNDERLYING   COMPENSATION
NAME AND PRINCIPAL POSITION               YEAR        SALARY($)    BONUS($)        ($)(1)       OPTIONS (#)     ($)(2)
---------------------------           -----------  ------------- -----------  -------------    ------------- ------------
J. Hyatt Brown..................         2001      $   529,167   $   502,205           --               --   $     6,800
 Chairman of the Board,.........         2000          493,835       342,568           --               --         6,800
 President & Chief Executive....         1999          426,381       292,364           --               --         6,400
  Officer

Jim W. Henderson(3).............         2001      $   346,466   $   526,799  $    16,118               --   $     6,800
 Executive Vice President.......         2000          334,375       325,000       10,306          239,116         6,800
                                         1999          325,350       254,000        6,900               --         6,400


Thomas E. Riley(4)..............         2001      $   246,270   $   510,000  $    16,118               --   $     6,800
 Regional Executive Vice  President

Kenneth D. Kirk(5)..............         2001      $   271,687   $   404,942  $    15,945               --   $     6,800
 Regional Executive Vice  President

C. Roy Bridges(6)...............         2001      $   267,105   $   404,966  $    13,254               --   $     6,800
 Regional Executive Vice
  President

(1) Certain of the Named Executive Officers have been granted shares of performance stock under our stock performance plan. For a description of the terms of such grants, the number of shares granted and the value of such shares, see "Executive Compensation - Long-Term Incentive Plans - Awards in Last Fiscal Year," below. These dollar amounts reflect cash dividends paid to officer-grantees on those granted performance stock shares that have met the first condition for vesting.

(2) Amounts shown represent our 401(k) plan profit sharing and matching contributions.

(3) Mr. Henderson was originally granted 59,779 options under our incentive stock option plan, effective April 21, 2000. On August 23, 2000 and November 21, 2001, respectively, we implemented a 2-for-1 stock split, each effected as a stock dividend. Under the incentive stock option plan, the number of shares underlying granted options are automatically adjusted to reflect any stock dividend, stock split, reverse stock split, recapitalization, combination, reclassification or similar event or change in our capital structure. The weighted average exercise price per share for the granted options is $9.67, which represents the closing market price of our common stock on April 20, 2000 of $38.69, after adjustment by our Compensation Committee for the two aforementioned 2-for-1 stock splits.

(4) By virtue of undertaking policy-making functions, Mr. Riley qualified under applicable securities regulations as a Named Executive Officer in October 2001 and was elected as a Regional Executive Vice President in January 2002.

(5) By virtue of undertaking policy-making functions, Mr. Kirk qualified under applicable securities regulations as a Named Executive Officer in October 2001 and was elected as a Regional Executive Vice President in January 2002.

(6) By virtue of undertaking policy-making functions, Mr. Bridges qualified under applicable securities regulations as a Named Executive Officer in October 2001 and was elected as a Regional Executive Vice President in January 2002.

OPTION GRANTS IN 2001

Grants of stock options under our incentive stock option plan are intended to provide an incentive for key employees to achieve our short- to medium-range performance goals. This is done generally by tying the vesting of granted options to the grantee's region or profit center achieving compound annual growth in pre-tax earnings in excess of 15% over pre-tax earnings for 1999, the plan's base year, for the three-year period ending December 31, 2002. The granted options will vest as these performance standards are achieved or on the day prior to the ten-year anniversary date of the grant, whichever is earlier. Vested stock options may be exercised only pursuant to a schedule set forth in each grantee's agreement with us. The grantee may not sell or transfer any granted stock options.

         No stock options were granted to the Named Executive Officers in 2001.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

         No stock options granted under our incentive stock option plan were exercised during fiscal year 2001. The closing market price of our stock underlying the granted options was $27.30 per share as of December 31, 2001. The resulting difference between the year-end market price and the adjusted exercise price per-share of $9.67 is $17.63 per share. Therefore, the values at fiscal year-end of unexercised in-the-money options granted to the Named Executed Officers are as set forth in the table below:


                                             NUMBER OF SECURITIES UNDERLYING
                                                 UNEXERCISED OPTIONS AT            VALUE OF UNEXERCISED IN-THE-MONEY
                                                   DECEMBER 31, 2001($)              OPTIONS AT DECEMBER 31, 2001($)
                                            ---------------------------------     -----------------------------------
NAME                                         EXERCISABLE       UNEXERCISABLE       EXERCISABLE          UNEXERCISABLE
----                                         -----------       -------------      -------------         -------------
J. Hyatt Brown......................                --                  --                  --                 --
Jim W. Henderson....................            10,340             228,776            $182,294         $4,033,321
Thomas E. Riley.....................            10,340             116,404             182,294          2,052,203
Kenneth D. Kirk.....................            10,340              57,124             182,294          1,007,096
C. Roy Bridges......................            10,340             185,324             182,294          3,267,262

LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

         Grants of stock under our stock performance plan are intended to provide an incentive for key employees to achieve our long-range performance goals, generally by providing incentives to remain with us for a long period after the grant date and by tying the vesting of the grant to appreciation of our stock price. The table below sets forth the number of shares of performance stock granted to the Named Executive Officers in 2001 and the criteria for vesting.


                                                                                     PERFORMANCE OR OTHER PERIOD
NAME                                             NUMBER OF SHARES(1)(2)             UNTIL MATURATION OR PAYOUT(3)
----                                             ----------------                   --------------------------
J. Hyatt Brown.....................                          --                                      --
Jim W. Henderson...................                      20,000                                15 years
Thomas E. Riley....................                      20,000                                15 years
Kenneth D. Kirk....................                      20,000                                15 years
C. Roy Bridges.....................                      20,000                                15 years

(1) None of the shares of performance stock granted to the Named Executive Officers has fully vested as of the date hereof. In order for the grants described above to fully vest, (i) the grantee would have to remain with us for a period of 15 years from the date of grant
         (subject to the exceptions set forth in footnote (3) below), and (ii) our stock price would have to appreciate at a specified rate during the five-year period beginning on the grant date. For each 20% increase in an average stock price over a 20 trading day period within such five-year period, dividends will be payable to the grantee on 20% of the shares granted and the grantee will have the power to vote such shares. The grantee will not have any of the other indicia of ownership (e.g., the right to sell or transfer the shares) until such shares are fully vested.

(2) The dollar value of the respective grants to Messrs. Henderson, Riley, Kirk, and Bridges on April 1, 2001, the date of grant, was $350,000. This value represents the number of shares granted multiplied by the closing market price of our common stock on the New York Stock
         Exchange on the date of grant, as adjusted for our 2-for-1 common stock split effected November 21, 2001. The aggregate number of shares of performance stock granted to the Named Executive Officers as of December 31, 2001 was 115,300 for Mr. Henderson, 115,300 for Mr. Riley, 114,220 for Mr. Kirk, and 97,400 for Bridges. The corresponding dollar values of all shares of performance stock granted to the Named Executive Officers as of December 31, 2001 were $3,147,690 for Mr. Henderson, $3,147,690 for Mr. Riley, $3,118,206 for Mr. Kirk, and $2,659,020 for Mr. Bridges.

(3) If the grantee's employment with us were to terminate before the end of the 15-year vesting period, such grantee's interest in his shares would be forfeited unless (i) the grantee has attained age 64, (ii) the grantee's employment with us terminates as a result of his death or disability, or (iii) the Compensation Committee, in its sole and absolute discretion, waives the conditions of the grant of performance stock.

EMPLOYMENT AND DEFERRED COMPENSATION AGREEMENTS

         Effective July 29, 1999, J. Hyatt Brown entered into an Employment Agreement that superseded Mr. Brown's prior agreement with us. The agreement provides that Mr. Brown will serve as Chairman of the Board, President and Chief Executive Officer. The agreement also provides that upon termination of employment, Mr. Brown will not directly or indirectly solicit any of our clients or employees for a period of three years.

         The agreement requires us to make a payment to an escrow account upon a Change of Control (as defined in the agreement). If, within three years after the date of such Change of Control, Mr. Brown is terminated or he resigns as a result of certain Adverse Consequences (as defined in the agreement), the amount in the escrow account will be released to Mr. Brown. The amount of the payment will be equal to two times the following amount: three times the sum of Mr. Brown's annual base salary and most recent annual bonus, multiplied by a factor of one plus the percentage representing the percentage increase, if any, in the price of our common stock between the date of the agreement and the close of business on the first business day following the date the public announcement of the Change of Control is made. Mr. Brown will also be entitled to receive all benefits he enjoyed prior to the Change of Control for a period of three years after the date of termination of his employment.

         As defined in the agreement, a "Change of Control" includes the acquisition by certain parties of 30% or more of our outstanding voting securities, certain changes in the composition of the Board of Directors that are not approved by the incumbent Board, and the approval by our shareholders of a plan of liquidation, certain mergers or reorganizations, or the sale of substantially all of our assets. The "Adverse Consequences" described above generally involve our breach of the agreement, a change in the terms of Mr.

Brown's employment, a reduction in our dividend policy, or a diminution in Mr. Brown's role or responsibilities.

         We entered into the agreement with Mr. Brown after determining that it was in our best interests and our shareholders' best interests to retain his services in the event of a threat or occurrence of a Change of Control and thereafter, without alteration or diminution of his continuing leadership role in determining and implementing our strategic objectives. We also recognized that, unlike our other key personnel who participate in our stock performance plan, Mr. Brown does not participate in that plan and would not enjoy the benefit of the immediate vesting of stock interests granted pursuant to that plan in the event of a Change of Control. Brown & Brown or Mr. Brown may terminate his employment at any time with 30 days' notice.

         Jim W. Henderson, C. Roy Bridges, Linda S. Downs, Kenneth D. Kirk, J. Scott Penny, Thomas E. Riley, Cory T. Walker, Laurel L. Grammig, Thomas M. Donegan, Jr., and M. Catherine Wellman have each entered into standard employment agreements with us. These agreements may be terminated by either party (in the case of Mr. Henderson, Ms. Downs, and Mr. Kirk, upon 30 days' advance written notice). Compensation under these agreements is at amounts agreed upon between us and the employee from time to time. Additionally, for a period of two years following the termination of employment (three years in the case of Mr. Henderson, Ms. Downs, Mr. Kirk, and Mr. Riley), these agreements prohibit the employee from directly or indirectly soliciting or servicing our clients or employees.

         John R. Riedman entered into an Employment Agreement with the Company, effective January 1, 2001. See Item 13, "Certain Relationships and Related Transactions."

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The members of our Compensation Committee during 2001 were Samuel P. Bell, III (Chairman), Bradley Currey, Jr., Theodore J. Hoepner, David H. Hughes, Toni Jennings and Jan E. Smith.

         Samuel P. Bell, III is a partner in the law firm of Pennington, Moore, Wilkinson, Bell & Dunbar, P.A. and serves as Of Counsel to the law firm of Cobb Cole & Bell. Cobb Cole & Bell performed services for us in 2001 and is expected to continue to perform legal services for us during 2002.

         Theodore J. Hoepner is the Vice Chairman of SunTrust Banks, Inc. We have a $50 million line of credit and a $90 million term loan with SunTrust Banks, Inc. We expect to continue to use SunTrust Banks, Inc. during 2002 for some of our cash management requirements. Additionally, SunTrust Robinson Humphrey Capital Markets, a division of SunTrust Capital Markets, Inc., the investment banking subsidiary of SunTrust Banks, Inc., may provide investment banking services to us from time to time. Mr. Brown and Mr. Hughes are each directors of SunTrust Banks, Inc. Ms. Jennings is a director of SunTrust Bank/Central Florida. Mr. Smith is a director of SunTrust Bank/Gulf Coast. For other transactions involving management and us, see "Management - Transactions with Management and Others."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of December 31, 2001, information as to our common stock beneficially owned by (1) each of our directors, (2) each executive officer named in the Summary Compensation Table, (3) all of our directors and executive officers as a group, and (4) any person who we know to be the beneficial owner of more than 5% of the outstanding shares of our common stock:

                                                                         AMOUNT AND NATURE OF
NAME OF BENEFICIAL OWNER                                             BENEFICIAL OWNERSHIP(1)(2)(3)  PERCENT OF TOTAL
------------------------                                             -----------------------------  ----------------
J. Hyatt Brown(4).............................................                 10,891,244                 17.2%
  220 South Ridgewood Avenue
  Daytona Beach, Florida  32114
Samuel P. Bell, III(5)........................................                       6,800                   *
C. Roy Bridges(6).............................................                     167,508                   *
Bradley Currey, Jr............................................                     144,100                   *
Jim W. Henderson(7)...........................................                     564,431                   *
Theodore J. Hoepner...........................................                       6,000                   *
David H. Hughes...............................................                      10,000                   *
Toni Jennings.................................................                       1,324                   *
Kenneth D. Kirk(8)............................................                     666,918                 1.1%
John R. Riedman...............................................                      20,000                   *
Thomas E. Riley...............................................                     185,640                   *
Jan E. Smith(9)...............................................                       3,400                   *
T. Rowe Price Associates, Inc.(10)............................                   5,417,800                 8.6%
  100 E. Pratt Street
  Baltimore, MD 21202
All current directors and executive officers as a group
(18 persons)..................................................                  13,113,287                20.8%

---------
* Less than 1%

(1) Beneficial ownership of shares, as determined in accordance with applicable Securities and Exchange Commission rules, includes shares as to which a person has or shares voting power and/or investment power. We have been informed that all shares shown are held of record with sole voting and investment power, except as otherwise indicated. All share amounts, percentages and share values have been adjusted to reflect any applicable stock splits effected by us.

(2) The number and percentage of shares owned by the following persons include the indicated number of shares owned through our 401(k) Plan as of December 31, 2001: Mr. Bridges - 19,302; Mr. Henderson - 238,447; Mr. Kirk - 0; Mr. Riley - 30,148; all directors and officers as a group - 327,618. The number and percentage of shares owned by the following persons also include the indicated number of shares which such persons have been granted under our stock performance plan as of December 31, 2001 and which have satisfied the first condition for vesting: Mr. Bridges - 89,400; Mr. Henderson - 107,300; Mr. Kirk - 106,220; Mr. Riley - 107,300; all directors and officers as a group - 705,728. These stock performance plan shares have voting and dividend rights, but the holders thereof have no power to sell or dispose of the shares, and the shares are subject to forfeiture. See "Executive Compensation - Long-Term Incentive Plans - Awards in Last Fiscal Year."

(3) Also includes any options exercisable within 60 days of December 31, 2001 granted to directors and officers under our incentive stock option plan. On April 21, 2000, the indicated number of options were granted to the following persons under the incentive stock option plan: Mr. Henderson - 239,116; Mr. Bridges - 195,664; Mr. Kirk - 67,464; Mr.
         Riley - 126,744; all directors and officers as a group - 915,716. Of these granted amounts, 10,340 options became exercisable by each such Named Executive Officer and by Ms. Downs on April 21, 2001.

         and the underlying shares are therefore deemed to be beneficially owned. An additional 10,340 options will become exercisable by each such Named Executive Officer on April 21, 2002.

(4) All shares are beneficially owned jointly with Mr. Brown's spouse, either directly or indirectly, and these shares have shared voting and investment power.

(5) All shares are held in joint tenancy with Mr. Bell's spouse, and these shares have shared voting and investment power.

(6) Mr. Bridges' ownership includes 6,080 shares held in joint tenancy with Mr. Bridges' wife, which shares have shared voting and investment power. Mr. Bridges' ownership also includes 1,250 shares owned by his spouse, as to which he disclaims beneficial ownership.

(7) Mr. Henderson's ownership includes 179,224 shares held in joint tenancy with Mr. Henderson's wife, which shares have shared voting and investment power.

(8) Mr. Kirk's ownership includes 550,358 shares held in a revocable family trust for which Mr. Kirk and his spouse serve as Trustees.

(9) Mr. Smith's ownership includes 1,400 shares owned by his spouse, as to which he disclaims beneficial ownership.

(10) Based upon information contained in a report filed by T. Rowe Price Associates, Inc. ("Price Associates") with the Securities and Exchange Commission, these securities are owned by various individuals and institutional investors, including T. Rowe Price Small-Cap Value Fund (which owns 2,123,500 shares, representing 3.4% of the shares outstanding), for which Price Associates serves as investment adviser with power to direct investments and/or sole power to vote the securities. Under Securities and Exchange Commission rules, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates disclaims beneficial ownership of such securities.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Effective as of January 1, 2001, we acquired all of the insurance agency business-related assets of Riedman Corporation ("Riedman"), based in Rochester, New York. As of January 1, 2001, Riedman's capital stock was owned by John R. Riedman, James R. Riedman and a trust, the equal beneficiaries of which were John R. Riedman's four children, James R. Riedman, David J. Riedman, Katherine R. Griswold, and Susan R. Holliday. Simultaneously with this transaction, Brown & Brown of Wyoming, Inc. ("Brown & Brown-Wyoming"), one of our wholly-owned subsidiaries, acquired all of the insurance agency business-related assets of Riedman Insurance of Wyoming, Inc. ("Riedman-Wyoming"), a wholly-owned subsidiary of Riedman based in Cheyenne, Wyoming. These acquisitions, recorded using the purchase method of accounting, were made pursuant to an asset purchase agreement among us, Riedman, and Riedman's shareholders, a purchase agreement between us and Andrew Meloni, a key employee of Riedman, and a general assignment and bill of sale from Riedman-Wyoming to Brown & Brown-Wyoming.

         The aggregate consideration for these assets, which is payable in cash in three installments by us and Brown & Brown-Wyoming, was equal to approximately 1.55 times Riedman's revenues for the year 2000 less certain Riedman debt related to its prior acquisitions, which we assumed. Cory T. Walker, our Vice President, Treasurer and Chief Financial Officer, determined the purchase price of the assets we acquired, based upon the above-described formula. The cash consideration paid by us and Brown &

Brown-Wyoming at closing was approximately $61,566,572. Certain of the assets acquired in these transactions were acquired by Riedman within two years prior to the transactions, at an approximate aggregate cost of $12,135,000.

         Riedman is the landlord under a lease agreement with us, as tenant, with respect to office space in Rochester, New York that was entered into in connection with the transactions referenced in the preceding paragraph. The lease provides for our payment of annual rent of $300,000 for a term of five years from January 2001. Additionally, we assumed and took assignment of a covenant not to compete owed to Riedman from John R. Riedman's brother, Frank Riedman. We received a discounted credit toward the asset purchase price for amounts payable to Frank Riedman pursuant to this assumed obligation. We will pay Frank Riedman ten equal quarterly installments of $82,500 which commenced January 2001.

         In January 2001, John R. Riedman, Chairman of Riedman, was elected as one of our directors, and also became one of our Executive Vice Presidents and Vice Chairman of Brown & Brown of New York, Inc., one of our subsidiaries. Mr. John Riedman was paid an annual salary of $150,000 in 2001 pursuant to an employment agreement with us that provides for a minimum term of one year, and continues thereafter until terminated in accordance with its terms.

         James R. Riedman, President of Riedman, is John R. Riedman's son and was elected in January 2001 as an Executive Vice President of Brown & Brown of New York, Inc. Mr. James Riedman was paid an annual salary of $150,000 pursuant to an employment agreement with us that provided for a minimum term of four months, and continued thereafter until terminated in accordance with its terms. Mr. James Riedman resigned in June 2001.

         As of January 2001, Mr. John Riedman directly owned 25.5% of Riedman's capital stock, Mr. James Riedman and an unrelated third party each directly owned 1.8% of such stock, and Mr. John Riedman's children beneficially owned the remainder of such stock through the aforementioned trust. In addition, we received a credit toward the asset purchase price for amounts payable by us for covenants not to compete with terms of five years entered into with Mr. John Riedman and each of his four children. At closing, we paid an aggregate of $1,250,000 split equally among Mr. John Riedman and his four children for such covenants. Additionally, Mr. John Riedman and Mr. James Riedman were each paid $250,000 in 2001 and will each be paid $250,000 annually for the next two years for their respective covenants.

         J. Powell Brown, who is the son of J. Hyatt Brown, is employed by us as the profit center manager for the Orlando, Florida retail office and received compensation of $360,277 for services rendered to us in 2001. P. Barrett Brown, who is also the son of J. Hyatt Brown, is employed by Brown & Brown Insurance of Arizona, Inc., one of our subsidiaries as a producer in that subsidiary's Phoenix, Arizona retail office, and received compensation of $75,966 for services rendered to that subsidiary in 2001.

         Eileen Craig, who is the sister-in-law of Kenneth D. Kirk, was employed in 2001 by Brown & Brown Insurance of Arizona, Inc. as profit center manager for the Tucson, Arizona retail office, and received compensation of $80,350 for services rendered to that subsidiary in 2001. Ms. Craig resigned in January 2002.

         Joanne B. Penny, who is the mother of J. Scott Penny, is employed by us as a producer in our Daytona Beach, Florida retail office and received compensation of $168,552 for services rendered in 2001.

         For other transactions involving management and us, see "Executive Compensation - Compensation Committee Interlocks and Insider Participation."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      The following documents are filed as part of this report:

                  1. Consolidated Financial Statements of Brown & Brown, Inc. consisting of:

                           (a) Consolidated Statements of Income for each of the three years in the period ended December 31, 2001.

                           (b) Consolidated Balance Sheets as of December 31, 2001 and 2000.

                           (c) Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 2001.

                           (d) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2001.

                           (e)      Notes to Consolidated Financial Statements.

                           (f)      Report of Independent Certified Public
                                    Accountants.

                  2. Consolidated Financial Statement Schedules. The Consolidated Financial Statement Schedules are omitted because they are not applicable.

                  3.       EXHIBITS

                           2a Agreement and Plan of Reorganization, dated as of July 25, 2001, by and among the Registrant, Brown & Brown of Washington, Inc., Raleigh, Schwarz & Powell, Inc. and the Raleigh, Schwarz & Powell, Inc. Employee Stock Ownership Plan (incorporated by reference to Exhibit 2.1 to Form S-4/A filed October 3, 2001).

                           2b Amendment No. 1 to Agreement and Plan of Reorganization, dated as of August 10, 2001, by and among the Registrant, Brown & Brown of Washington, Inc., Raleigh, Schwarz & Powell, Inc. and the Raleigh, Schwarz & Powell, Inc. Employee Stock Ownership Plan (incorporated by reference to Exhibit 2.2 to Form S-4/A filed October 3, 2001).

                           3a Articles of Amendment to Articles of Incorporation (incorporated by reference to
                                    Exhibit 3a to Form 10-Q for the quarter
                                    ended September 30, 2001), and Amended and
                                    Restated Articles of Incorporation
                                    (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31,
                                    1999).

                           3b       Amended and Restated Bylaws of the
                                    Registrant (incorporated by reference to
                                    Exhibit 3b to Form 10K for the year ended
                                    December 31, 1996).

                           10a Amended and Restated Revolving and Term Loan Agreement dated January 3, 2001 by and between the Registrant and SunTrust Bank (incorporated by reference to Exhibit 4a to Form 10-K for the year ended December 31,
                                    2001).

                           10a(1) Extension of the Term Loan Agreement between the Registrant and SunTrust (incorporated by reference to Exhibit 10b to Form 10-Q for the quarter ended September 30, 2000).

                           10a(2) Asset Purchase Agreement dated September 11, 2000, by and among the Registrant, Riedman Corporation, and Riedman Corporation's shareholders (incorporated by reference to Exhibit 10a to Form 10-Q for the quarter ended September 30, 2000).

                           10a(3)   First Amendment to Asset Purchase
                                    Agreement, dated January 3, 2001, by and among the Registrant, Riedman Corporation, and Riedman Corporation's shareholders (incorporated by reference to Exhibit 10(b) to Form 8-K filed on January 18, 2001).

                           10a(4) General Assignment and Bill of Sale, dated January 1, 2001, from Riedman Insurance of Wyoming, Inc. to Brown & Brown of Wyoming, Inc. (incorporated by reference to Exhibit 10(c) to Form 8-K filed on January 18,
                                    2001).

                           10b(1) Lease of the Registrant for office space at 220 South Ridgewood Avenue, Daytona Beach, Florida dated August 15, 1987 (incorporated by reference to Exhibit 10a(3) to Form 10-K for the year ended December 31, 1993).

                           10b(2)   Lease Agreement for office space at
                                    SunTrust Financial Centre, Tampa, Florida, dated February 1995, between Southeast Financial Center Associates, as landlord, and the Registrant, as tenant (incorporated by reference to Exhibit 10a(4) to Form 10-K for the year ended December 31, 1994).

                           10b(3) Lease Agreement for office space at Riedman Tower, Rochester, New York, dated January 3, 2001, between Riedman Corporation, as landlord, and the Registrant, as tenant (incorporated by reference to Exhibit 10b(3) to Form 10-K for the year ended December 31,
                                    2001).

                           10c(1) Loan Agreement between Continental Casualty Company and the Registrant dated August 23, 1991 (incorporated by reference to Exhibit 10d to Form 10-K for the year ended December 31, 1991).

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

                           10f(1) Deferred Compensation Agreement, dated May 6, 1998, between the Registrant and Kenneth
                                    E. Hill (incorporated by reference to
                                    Exhibit 10l to Form 10-Q for the quarter ended September 30, 1998).

                           10f(2) Letter Agreement, dated May 6, 1998, between the Registrant and Kenneth E. Hill (incorporated by reference to Exhibit 10m to Form 10-Q for the quarter ended September 30, 1998).

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

                           10j Employment Agreement, dated January 3, 2001 between the Registrant and John R. Riedman (incorporated by reference to Exhibit 10j to Form 10-K for the year ended December 31, 2000).

                           10k      Noncompetition, Nonsolicitation and
                                    Confidentiality Agreement, effective as of
                                    January 1, 2001 between the Registrant and
                                    John R. Riedman (incorporated by reference to Exhibit 10l to form 10-K for the year ended December 31, 2000).

                           10l Asset Purchase Agreement, effective as of May 1, 2001, by and among Brown & Brown of Missouri, Inc., Parcel Insurance Plan, Inc., Overseas Partners Capital Corp., and Overseas Partners, Ltd.

                           10m Asset Purchase Agreement, effective October 1, 2001, by and among Brown & Brown of Lehigh Valley, Inc., Henry S. Lehr, Inc., William H. Lehr, and Patsy A. Lehr.

                           10n(1) Registrant's 2000 Incentive Stock Option Plan (incorporated by reference to Exhibit 4 to Registration Statement No. 333-43018 on Form S-8 filed on August 3, 2000).

                           10n(2)   Registrant's Stock Performance Plan
                                    (incorporated by reference to Exhibit 4 to Registration Statement No. 333-14925 on Form S-8 filed on October 28, 1996).

                           10o Rights Agreement, dated as of July 30, 1999, between the Registrant and First Union National Bank, as Rights Agent (incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 2, 1999).

                           10p International Swap Dealers Association, Inc. Master Agreement dated as of December 5, 2001 between SunTrust Bank and the Registrant and letter agreement dated December 6, 2001, regarding confirmation of interest rate transaction.

                           10q Asset Purchase Agreement, effective October 3, 2001, by and among Brown & Brown of Lehigh Valley, Inc., Apollo Financial Corporation, William H. Lehr and Patsy A. Lehr.

                           21       Subsidiaries of the Registrant.

                           23       Consent of Arthur Andersen LLP.

                           24 Powers of Attorney pursuant to which this Form 10-K has been signed on behalf of certain directors and officers of the Registrant.


         (b)      REPORTS ON FORM 8-K.

                  We filed the following Current Reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2001:

                  1. Current Report on Form 8-K regarding the filing of a "universal shelf" registration statement with the Commission pursuant to Rule 415 under the Securities Act of 1933, as amended, filed on December 19, 2001.

                  2. Current Report on Form 8-K regarding the financial results of at least 30 days of post-merger combined operations with Raleigh, Schwarz & Powell, Inc. and Golden Gate Holdings, Inc. filed on December 12, 2001.

                  3. Current Report on Form 8-K regarding the completion of the acquisition via merger of Raleigh, Schwarz & Powell, Inc. and Golden Gate Holdings, Inc. filed on November 6, 2001.

                  4. Current Report on Form 8-K regarding the declaration by the Board of Directors of the two-for-one stock split effected November 21, 2001 and an increase in the quarterly cash dividend amount, filed on October 24, 2001.

                  5. Current Report on Form 8-K regarding our financial results for the quarter ended September 30, 2001, filed on October 2, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             BROWN & BROWN, INC.
                                             Registrant


                                             By:           *
                                                -------------------------------
                                                J. Hyatt Brown
                                                Chief Executive Officer

Date:  February 14, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



SIGNATURE                                             TITLE                                      DATE
---------                                             -----                                      ----

                            *                         Chairman of the Board, President           February 14, 2002
------------------------------
J. Hyatt Brown                                        and Chief Executive Officer
                                                        (Principal Executive Officer)

                            *                         Director                                   February 14, 2002
------------------------------
Samuel P. Bell, III

                            *                         Director                                   February 14, 2002
------------------------------
Bradley Currey, Jr.

                            *                         Director                                   February 14, 2002
------------------------------
Jim W. Henderson

                            *                         Director                                   February 14, 2002
------------------------------
David H. Hughes

                            *                         Director                                   February 14, 2002
------------------------------
Theodore J. Hoepner

                            *                         Director                                   February 14, 2002
------------------------------
Toni Jennings

                            *                         Director                                   February 14, 2002
------------------------------
John R. Riedman

                            *                         Director                                   February 14, 2002
------------------------------
Jan E. Smith

                            *                         Vice President, Treasurer and              February 14, 2002
------------------------------                        Chief Financial Officer (Principal
Cory T. Walker                                        Financial and Accounting Officer)

*By: /S/ LAUREL L. GRAMMIG
     ---------------------
     Laurel L. Grammig
     Attorney-in-Fact