Form 10-Q
period 2002-03-31
BROWN & BROWN INC
filed 2002-05-15
CIK 79282

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002.
or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to ________________
Commission file number 0-7201.

BROWN & BROWN, INC.
(Exact Name of Registrant as Specified in its Charter)

Florida (State or other jurisdiction of incorporation or organization)	59-0864469 (I.R.S. Employer Identification Number)

220 S. Ridgewood Ave., Daytona Beach, FL (Address of Principal Executive Offices)	32114 (Zip Code)

Registrant's telephone number, including area code: (386) 252-9601

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes    X        No

The number of shares of the Registrant's common stock, $.10 par value, outstanding as of May 13, 2002, was 68,317,257.

BROWN & BROWN, INC. Index
		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Income for the
	three months ended March 31, 2002 and 2001	3

	Condensed Consolidated Balance Sheets as of March 31,
	2002 and December 31, 2001	4

	Condensed Consolidated Statements of Cash Flows for
	The three months ended March 31, 2002 and 2001	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 6.	Exhibits and Reports on Form 8-K	17

SIGNATURE		20

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (Unaudited)

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share data)

	For the three months ended March 31,

	2002	2001
REVENUES
Commissions and fees.....................................................................................	$110,826	$87,570
Investment income ...........................................................................................	355	1,217
Other (loss) income .........................................................................................	(146)	623
Total revenues...............................................................................................	111,035	89,410

EXPENSES
Employee compensation and benefits...........................................................	55,400	46,885
Other operating expenses................................................................................	14,927	13,429
Amortization......................................................................................................	3,269	3,422
Depreciation......................................................................................................	1,715	1,684
Interest...............................................................................................................	1,236	1,749
Non-cash stock grant compensation.............................................................	777	488
Total expenses...............................................................................................	77,324	67,657

Income before income taxes and minority interest......................................	33,711	21,753

Income taxes......................................................................................................	12,979	8,467
Minority interest, net of tax.............................................................................	570	410

NET INCOME.....................................................................................................	$20,162	$12,876
	=====	=====

Net Income Per Share:
Basic.................................................................................................................	$0.31	$0.21
	===	===
Diluted..............................................................................................................	$0.31	$0.20
	===	===
Weighted Average Number of Shares Outstanding:
Basic.................................................................................................................	64,300	62,265
	====	====
Diluted..............................................................................................................	65,158	62,839
	====	====

See notes to condensed consolidated financial statements.

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except per share data)

	March 31,	December 31,
	2002	2001
ASSETS
Cash and cash equivalents.................................................................................	$169,600	$16,048
Restricted cash.....................................................................................................	84,070	50,328
Short term investments........................................................................................	475	451
Premiums, commissions and fees receivable....................................................	118,146	101,449
Other current assets.............................................................................................	9,121	8,230
Total current assets..........................................................................................	381,412	176,506

Fixed assets, net...................................................................................................	24,622	25,544
Goodwill, net.........................................................................................................	113,369	112,974
Other intangible assets, net................................................................................	152,731	155,337
Investments...........................................................................................................	12,875	8,983
Deferred income taxes..........................................................................................	553	1,519
Other assets..........................................................................................................	6,818	7,874

Total assets........................................................................................................	$692,380	$488,737
	======	======

LIABILITIES
Premiums payable to insurance companies......................................................	$181,682	$151,649
Premium deposits and credits due customers..................................................	12,516	12,078
Accounts payable................................................................................................	25,069	10,085
Accrued expenses................................................................................................	29,582	31,930
Current portion of long-term debt......................................................................	18,352	20,855
Total current liabilities.....................................................................................	267,201	226,597

Long-term debt.....................................................................................................	71,870	78,195
Other liabilities......................................................................................................	6,146	6,308

Minority interest...................................................................................................	1,946	2,352

SHAREHOLDERS' EQUITY
Common stock, par value $.10 per share; authorized 140,000
shares; issued 68,295 shares at 2002 and 63,194 at 2001............................	6,829	6,319
Additional paid-in capital..................................................................................	160,885	11,181
Retained earnings...............................................................................................	170,553	153,392
Accumulated other comprehensive income...................................................	6,950	4,393
Total shareholders' equity...............................................................................	345,217	175,285

Total liabilities and shareholders' equity......................................................	$692,380	$488,737
	======	======

See notes to condensed consolidated financial statements.

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	For the three months ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income...........................................................................................................	$20,162	$12,876
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation........................................................................................................	1,715	1,684
Amortization........................................................................................................	3,269	3,422
Non-cash stock grant compensation...............................................................	777	488
Provision (benefit) for deferred income taxes.................................................	(634)	201
Net gains (losses) on sales of investments, fixed assets and
customer accounts...........................................................................................	287	(16)
Restricted cash, (increase)................................................................................	(33,742)	(14,871)
Premiums, commissions and fees receivable, (increase)...............................	(16,697)	(2,299)
Other assets, decrease (increase).....................................................................	496	(435)
Premiums payable to insurance companies, increase...................................	30,033	20,277
Premium deposits and credits due customers, increase ...............................	438	627
Accounts payable, increase..............................................................................	15,070	12,788
Accrued expenses, (decrease)..........................................................................	(2,348)	(2,153)
Other liabilities, (decrease) increase................................................................	(162)	1,280
Minority interest in earnings............................................................................	927	667
NET CASH PROVIDED BY OPERATING ACTIVITIES...................................	19,591	34,536

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to fixed assets..........................................................................................	(1,784)	(5,451)
Payments for businesses acquired, net of cash acquired....................................	(2,231)	(75,338)
Proceeds from sales of fixed assets and customer accounts...............................	1,850	15
Purchases of investments.........................................................................................	(48)	(138)
Proceeds from sales of investments........................................................................	133	154
NET CASH USED IN INVESTING ACTIVITIES.................................................	(2,080)	(80,758)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on long-term debt.......................................................................................	(9,061)	(4,563)
Proceeds from long-term debt..................................................................................	-	90,000
Proceeds from follow-on stock offering..................................................................	149,437	-
Net distribution from pooled entities......................................................................	-	(338)
Cash dividends paid...................................................................................................	(3,002)	(2,181)
Cash distribution to minority interest shareholders.............................................	(1,333)	(1,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES...................................	136,041	81,918

Net increase in cash and cash equivalents............................................................	153,552	35,696
Cash and cash equivalent at beginning of period.................................................	16,048	37,027

CASH AND CASH EQUIVALENTS AT END OF PERIOD...............................	$169,600	$72,723
	=======	======

See notes to condensed consolidated financial statements.

BROWN & BROWN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Basis of Financial Reporting

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited, condensed, and consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed on February 15, 2002.

     The accompanying income statement for the three-month period ended March 31, 2001 has been restated to give effect to the following acquisitions:  Huval Insurance Agency, Inc. and its affiliated companies; Spencer & Associates, Inc. and SAN of East Central Florida, Inc.; The Young Agency, Inc.; Layne & Associates, Ltd.; Agency of Insurance Professionals, Inc., CompVantage Insurance Agency, L.L.C., and Agency of Indian Programs Insurance, L.L.C.; Finwall & Associates Insurance, Inc.; The Connelly Insurance Group, Inc.; The Benefit Group, Inc.; Logan Insurance Agency, Inc. and Automobile Insurance Agency of Virginia, Inc.; Froehlich-Paulson-Moore, Inc., and M & J Building, L.L.C.; McKinnon & Mooney, Inc., and Raleigh, Schwartz & Powell, Inc.

     The acquisitions referenced above have been accounted for under the pooling-of-interests method of accounting, and accordingly, the Company's condensed consolidated financial statements have been restated for periods prior to the acquisitions to include the results of operations, financial positions and cash flows of those acquisitions.

Results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Note 2 - Basic and Diluted Net Income Per Share

The following table sets forth the computation of basic net income per common share and diluted net income per common and common equivalent share (in thousands, except per-share data):

	For the three-month
	period ended March 31,
	2002	2001

Net income	$20,162	$12,876
	=====	=====

Weighted average number of common shares outstanding	64,300	62,265
Dilutive effect of stock options using the treasury stock method	858	574
Weighted average number of common and common equivalent shares outstanding	65,158	62,839
	=====	====

Basic net income per share	$ 0.31	$ 0.21
	=====	=====
Diluted net income per common and common equivalent share	$ 0.31	$ 0.20
	=====	=====

Note 3 - Acquisitions

     During the first quarter of 2002, the Company acquired certain assets and liabilities of five insurance agencies for approximately $2,231,000 in cash.  These acquisitions are not material to the consolidated financial statements individually or in aggregate.

Note 4 - Goodwill and Other Intangible Assets

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.  SFAS No. 141 also included guidance on the initial recognition and measurement of goodwill and other intangible assets arising from such business combinations.

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets".  SFAS No. 142 provides for the non-amortization of goodwill.  Goodwill will now be subject to at least an annual assessment for impairment by applying a fair-value based test.  Other intangible assets will be amortized over their useful lives (other than indefinite life assets) and will be subject to a lower of cost or market impairment testing.

     SFAS No. 142 requires the Company to compare the fair value of each reporting unit with its carrying amount to determine if there is potential impairment of goodwill.  If the fair value of the reporting unit is less than its carrying value, an impairment loss would be recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value.  Fair value is estimated based on multiples of revenues, earnings before interest, income taxes, depreciation and amortization (EBITDA) and discounted cash flows.

     Other than the elimination of approximately $4,200,000 of annual goodwill amortization expense, the adoption of SFAS No. 142 had no impact on the results of operations and financial position of the Company for the quarter ended March 31, 2002.  Goodwill amortization expense for the quarter ended March 31, 2001 was approximately $830,000.  The following table provides a reconciliation of the March 31, 2001 reported net income to adjusted net income had SFAS No. 142 been applied as of January 1, 2001 (in thousands, except per share data):

	Amount	Basic Net Income Per Share	Diluted Net Income Per Share
Three Months ended March 31, 2001
Reported net income	$12,876	$0.21	$0.20
Goodwill amortization, net of tax	510	-	0.01
Adjusted net income and net income per share	$13,386	$0.21	$0.21
	=====	===	===
Reported net income and net income per share for the three months ended March 31, 2002	$20,162	$0.31	$0.31
	=====	===	===

The changes in the carrying amount of goodwill for the three months ended March 31, 2002 are as follows (in thousands):
	Retail	National Programs	Services	Brokerage	Total

Balance as of December 31, 2001	$100,467	$12,276	$51	$180	$112,974

Goodwill acquired during the quarter	917	-	-	-	917

Disposal on sale of business	(522)	-	-	-	(522)

Balance as of March 31, 2002	$100,862	$12,276	$51	$180	$113,369
	======	=====	===	===	=====

Other intangible assets by asset class, net of accumulated amortization, are as follows (in thousands):

	Purchased Customer Accounts	Non-Compete Agreements	Acquisition Costs	Total
Balance as of December 31, 2001	$140,269	$14,097	$971	$155,337
	======	======	=====	======
Balance as of March 31, 2002	$138,013	$13,730	$988	$152,731
	======	======	====	======

Range of years amortized	10-40 years	3-15 years	3-15 years

     Amortization expense for amortizable intangible assets for the years ended December 31, 2002, 2003, 2004, 2005 and 2006 is estimated to be $12.8 million, $11.2 million, $10.9 million, $9.9 million, and $8.5 million, respectively.

Note 5 - Long-Term Debt

     In January 2001, Brown & Brown entered into a $90 million unsecured seven-year term loan agreement with a national banking institution, bearing an interest rate based upon the 30-, 60- or 90-day London Interbank Offered Rate (LIBOR) plus 0.50% to 1.00% depending upon the Company's quarterly ratio of funded debt to earnings before interest, taxes, depreciation and amortization.  The 90-day LIBOR was 2.04% as of March 31, 2002.  The loan was fully funded on January 3, 2001 and as of March 31, 2002 had an outstanding balance of $73.9 million.  This loan is to be repaid in equal quarterly installments of $3.2 million through December 2007.

    To hedge the risk of increasing interest rates from January 2, 2002 through the remaining six years of its seven-year $90 million term loan, the Company entered into an interest rate swap agreement that effectively converted the floating LIBOR-based interest payments to fixed interest rate payments at 4.53%.  This agreement did not effect the required 0.50% to 1.00% credit risk spread portion of the term loan.  In accordance with SFAS No. 133, as amended, the Company recorded an asset as of March 31, 2002 for the fair value of the interest rate swap of approximately $56,165, net of taxes of approximately $35,160. As of December 31, 2001, the Company recorded a liability for the fair value of the interest rate swap of approximately $53,000, net of taxes of approximately $33,000.   The Company has designated and assessed the derivative as a highly effective cash flow hedge.

      The Company also has a revolving credit facility with a national banking institution that provides for available borrowings of up to $50 million, with a maturity date of October 2002, bearing an interest rate based upon the 30-, 60- or 90-day LIBOR plus 0.45% to 1.00%, depending upon the Company's quarterly ratio of funded debt to earnings before interest, taxes, depreciation and amortization.  A commitment fee of 0.15% to 0.25% per annum is assessed on the unused balance.  The 90-day LIBOR was 2.04% as of March 31, 2002.  There were no borrowings against this facility at March 31, 2002.

     In 1991, the Company entered into a long-term unsecured credit agreement with a major insurance company that provided for borrowings at an interest rate equal to the prime rate (4.75% at March 31, 2002) plus 1.00%.  At March 31, 2002, the maximum amount of $2.0 million currently available for borrowings was outstanding.  In accordance with an August 1, 1998 amendment to the credit agreement, the outstanding balance will be repaid in annual installments of $1.0 million each August through 2003.

Note 6 - Contingencies

     The Company is not a party to any legal proceedings other than various claims and lawsuits arising in the normal course of business.  Management of the Company does not believe that any such claims or lawsuits, either individually or in the aggregate,  will have a material effect on the Company's financial condition or results of operations.

Note 7 - Supplemental Disclosures of Cash Flow Information

	For the three-month period ended March 31,
	2002	2001
Cash paid during the period for (in thousands):
Interest....................................................	$1,006	$1,789
Income taxes...........................................	1,400	1,007

The Company's significant non-cash investing and financing activities are as follows (in thousands):

For the three-month period ended March 31,
	2002	2001
Unrealized appreciation on available-for-sale securities, net of tax effect of $1,532 in 2002 and $123 in 2001	$2,448	$191
Net gain on cash-flow hedging derivatives, net of tax effect of $68 for 2002	109	-
Notes payable issued or assumed for purchased customer accounts	233	23,888
Notes receivable on sale of fixed assets and customer accounts	240	-

Note 8 - Comprehensive Income

The components of comprehensive income, net of related tax, for the three-month periods ended March 31, 2002 and 2001 are as follows (in thousands):

	2002	2001
Net income	$20,162	$12,876
Net increase in unrealized appreciation on available-for-sale securities	2,448	191
Net gain on cash-flow hedging derivative	109	-
Comprehensive income	$22,719	$13,067
	=====	=====

Note 9 - Follow-on Stock Offering

In March 2002, the Company completed a follow-on stock offering of 5,000,000 shares of common stock at a price of $31.50 per share. The net proceeds of the offering were $149.4 million.

Note 10 - Segment Information

     The Company's business is divided into four segments:  the Retail Division, which provides a broad range of insurance products and services to commercial, professional and individual clients; the National Programs Division, which is comprised of two units - Professional Programs, which provides professional liability and related packages for certain professionals delivered through nationwide networks of independent agents, and Special Programs, which markets targeted products and services designated for specific industries, trade groups and market niches; the Services Division, which provides insurance-related services, including third-party administration, consulting for the workers' compensation and employee benefit self-insurance markets, and managed healthcare services; and the Brokerage Division, which markets and sells excess and surplus commercial insurance and reinsurance, primarily through independent agents and brokers.  The Company conducts all of its operations within the United States of America.

     Summarized financial information concerning the Company's reportable segments is shown in the following table.  The "Other" column includes corporate-related items and any income and expenses not allocated to reportable segments.

(in thousands)
Three Months Ended March 31, 2002:	Retail	National Programs	Services	Brokerage	Other	Total

Total Revenues

	$88,248	$13,033	$6,752	$4,451	$(1,449)	$111,035

Investment income	1,194	262	100	30	(1,231)	355
Interest expense	3,968	435	70	-	(3,237)	1,236
Amortization	2,636	575	10	8	40	3,269
Depreciation	1,236	226	122	61	70	1,715
Income before income taxes and minority interest	23,555	5,768	952	1,404	2,032	33,711

Total assets	443,256	132,817	10,918	33,631	71,758	692,380
Capital expenditures	1,525	78	25	44	112	1,784

(in thousands)
Three Months Ended March 31, 2001:	Retail	National Programs	Services	Brokerage	Other	Total

Total Revenues

	$71,214	$9,577	$5,842	$3,251	$ (474)	$89,410

Investment income	1,048	513	86	49	(479)	1,217
Interest expense	2,601	183	50	-	(1,085)	1,749
Amortization	3,052	344	3	14	9	3,422
Depreciation	1,199	196	125	40	124	1,684
Income before income taxes and minority interest	14,700	3,698	987	1,504	864	21,753

Total assets	271,902	99,283	7,463	22,648	76,227	477,523
Capital expenditures	1,251	60	118	96	3,926	5,451

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (MD&A)

THE FOLLOWING DISCUSSION UPDATES THE MD&A CONTAINED IN THE COMPANY'S 2001 ANNUAL REPORT ON FORM 10-K, AND THE TWO DISCUSSIONS SHOULD BE READ TOGETHER.

Results of Operations

     Net Income.  Net income for the first quarter of 2002 was $20.2 million or $0.31 per share, compared with net income in the first quarter of 2001 of $12.9 million, or $0.20 per share, a 55% increase on a per-share basis.

     Commissions and Fees.  Commissions and fees for the first quarter of 2002 increased $23.3 million, or 27%, over the same period in 2001.  Approximately $11.6 million of this increase represents revenues from acquired agencies, with the remainder due mainly to new business production and higher renewal commissions.  Excluding the effects of acquisitions, divestitures, and  $1.5 million of certain workers' compensation commissions, core commissions and fees increased 13.5% over the first quarter of 2001.  The $1.5 million of commissions were from a Florida-based workers' compensation insurance carrier that changed its agency commission payment policy from paying on a monthly basis to an annual basis.  The term "core commissions and fees" excludes contingent or profit sharing commissions, and represents the revenues earned directly from each specific insurance policy sold or from fee-based services rendered.

     Investment Income.  Investment income for the first quarter of 2002 decreased $0.9 million from the same period in 2001, primarily due to lower available investment cash balances as a result of increased acquisition activity.   Additionally, lower investment yields also contributed to reduced investment income.  The $149.4 million of net proceeds from the follow-on stock offering was received on March 12, 2002, and had a minimal impact on investment income for the quarter.

     Other Income.  Other income primarily includes gains and losses from the sales of customer accounts and other assets.  For the three-month period ended March 31, 2002 we incurred a loss of $0.1 million which was primarily related to a loss on the sale of a book of business in Tucson, Arizona.

     Employee Compensation and Benefits.  Employee compensation and benefits increased 18% during the first quarter of 2002 over the same period in 2001.  This increase primarily relates to the addition of new employees from the acquisitions completed since April 1, 2001 and the increased producer compensation resulting from higher commission revenues.  Employee compensation and benefits as a percentage of total revenue decreased to an expected rate of 50% from the 52% ratio for the first quarter of 2001.  The ratio for the first quarter of 2001 was negatively impacted by the historical results of the entities acquired under the pooling-of-interests method of accounting.

     Other Operating Expenses.  Other operating expenses for the first quarter of 2002 increased $1.5 million, or 11%, over the same period in 2001, primarily due to the acquisitions completed since April 2001.  Other operating expenses as a percentage of total revenue for the first quarter of 2002 decreased to 13%, compared with 15% for the same period in 2001.  The 2001 ratio was negatively impacted by higher operating cost of the acquisitions accounted for under the pooling-of-interests method of accounting.

Depreciation. Depreciation increased 2% over the same period in 2001, primarily due to an increase in capital expenditures.

     Amortization.   Amortization expense decreased $0.2 million, or 4%, from the same period in 2001, due to the elimination of $0.8 million amortization of goodwill for 2002, offset by $0.6 million of additional amortization of other intangible assets from acquisitions completed since April 1, 2001.

     Non-Cash Stock Grant Compensation.  Non-cash stock grant compensation expense represents the expense required to be recorded under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," relating to our stock performance plan.

The annual cost of this stock performance plan increases only when our average stock price over a 20 trading-day period increases by additional increments of 20%.

     Non-cash stock grant compensation expense increased $0.3 million, or 59%, over the same period in 2001, primarily the result of more granted shares being outstanding during the first quarter of 2002 than were outstanding during the first quarter of 2001.

Segment Information

As discussed in Note 10 of the notes to our condensed consolidated financial statements, we operate in four business segments: the Retail, National Programs, Services and Brokerage Divisions.

     The Retail Division is our insurance agency business, which provides a broad range of insurance products and services to commercial, governmental, professional and individual clients.  The Retail Division's total revenues during the first quarter of 2002 increased $17.0 million to $88.2 million, a 24% increase over the same period in 2001.  Of this increase, approximately $9.5 million related to commissions and fees from acquisitions accounted for under the purchase method of accounting that had no comparable revenues in the first quarter of 2001.  The remaining increase is primarily due to net new business growth, which benefited from continued rising premium rates from the corresponding period in 2001.  Excluding acquisitions and divestures and certain workers' compensation commissions, core commissions and fees for the Retail Division increased 10% for the three-month period ended March 31, 2002 over the comparable period of 2001.  Income before income taxes and minority interest in the first three months of 2002 increased $8.9 million to $23.6 million, a 60% increase over the same period in 2001.  This increase is due to higher revenues, increases in premium rates and improved cost structure related to the entities acquired during year 2001 under the pooling-of-interests method of accounting.

     The National Programs Division is comprised of two units:  Professional Programs, which provides professional liability and related package products for certain professionals delivered through nationwide networks of independent agents; and Special Programs, which markets targeted products and services designated for specific industries, trade groups and market niches.  Total revenues in the first quarter of 2002 increased $3.5 million to $13.0 million, a 36% increase over the first quarter of 2001.  Of this increase, $1.9 million related to revenues from acquired entities, with the remaining $1.6 million relating to net new business growth.  Excluding acquisitions and divestures, core commissions and fees for the first three months of 2002 for Professional Programs and Special Programs increased 21% and 25%, respectively, over the comparable 2001 period.  Income before income taxes and minority interest in the first quarter of 2002 increased $2.1 million to $5.8 million, a 56% increase over the same period in 2001, due primarily to net increases in revenues.

     The Services Division provides insurance-related services, including third-party administration, consulting for the workers' compensation and employee benefit self-insurance markets and managed healthcare services.  Unlike our other segments, the majority of the Services Division's revenues are fees, which are not significantly affected by fluctuations in general insurance premiums.  The Service Division's total revenues in the first quarter of 2002 increased $0.9 million to $6.8 million, a 16% increase over the same period of 2001, the majority of which related to net new business growth.  Excluding acquisitions and divestures, core commissions and fees for the Services Division increased 10% for the three-month period ended March 31, 2002 over the comparable period of 2001.  Income before income taxes and minority interest in the first three months of 2002 decreased 4% from the same period in 2001 to $1.0 million.  This slight decrease was caused primarily by higher compensation costs and marginally higher operating costs which in the aggregate exceeded the Services Division's revenue growth.

     The Brokerage Division markets and sells excess and surplus commercial insurance and reinsurance, primarily through independent agents and brokers.  Total Brokerage revenues in the first quarter of 2002 increased $1.2 million to $4.5 million, a 37% increase over the same quarter of 2001, due entirely to net new business growth.  Even though the Brokerage Division had strong net new business growth, income before income taxes and minority interest in the first quarter of 2002 decreased slightly by $0.1 million to $1.4 million, due mainly to a $0.5 million reduction in profit sharing contingent income and a $0.1 million loss on our start-up reinsurance brokerage unit, Brown & Brown Re, Inc.

Liquidity and Capital Resources

     Our cash and cash equivalents of $169.6 million at March 31, 2002 increased by $153.6 million, from $16.0 million at December 31, 2001.  During the first quarter of 2002, $19.6 million of cash was provided from operating activities, and $149.4 million was raised from selling five million shares of additional common shares in a follow-on stock offering in March 2002.  Also during the first quarter of 2002, $2.2 million was used to acquire other agencies or books of business, $1.8 million was used for additions to fixed assets, $9.1 million was used for payments on long-term debt, and $3.0 million was used for payment of dividends.  The current ratio at March 31, 2002 was 1.43, compared with 0.78 at December 31, 2001.

     In January 2001, we entered into a $90 million unsecured seven-year term loan agreement with a national banking institution, bearing an interest rate based upon the 30-, 60- or 90-day London Interbank Offered Rate (LIBOR) plus 0.50% to 1.00% depending upon our quarterly ratio of funded debt to earnings before interest, taxes, depreciation and amortization.  The 90-day LIBOR was 2.04% as of March 31, 2002.  The loan was fully funded on January 3, 2001 and as of March 31, 2002 had an outstanding balance of $73.9 million.  This loan is to be repaid in equal quarterly installments of $3.2 million through December 2007.

     To hedge the risk of increasing interest rates from January 2, 2002 through the remaining six years of its seven-year $90 million term loan, we entered into an interest rate swap agreement that effectively converted the floating LIBOR-based interest payments to fixed interest rate payments at 4.53%.  This agreement did not effect the required 0.50% to 1.00% credit risk spread portion of the term loan.  In accordance with SFAS No. 133, as amended, we recorded an asset as of March 31, 2002 for the fair value of the interest rate swap of approximately $56,165, net of taxes of approximately $35,160.  As of December 31, 2001, we recorded a liability for the fair value of the interest rate swap of approximately $53,000, net of taxes of approximately $33,000.   We have designated and assessed the derivative as a highly effective cash flow hedge.

     We believe that our existing cash, cash equivalents, short-term investments portfolio, funds generated from operations, and available credit facility borrowings are sufficient to satisfy our normal financial needs.

Disclosure Regarding Forward-Looking Statements

     We make "forward-looking statements" within the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995 throughout this report and in the documents we incorporate by reference into this report. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," "plan" and "continue" or similar words. We have based these statements on our current expectations about future events. Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, our actual results may differ materially from what we currently expect. Important factors which could cause our actual results to differ materially from the forward-looking statements in this report include:

•	material adverse changes in economic conditions in the markets we serve;

•	future regulatory actions and conditions in the states in which we conduct our business;

•	competition from others in the insurance agency and brokerage business;

•	the integration of our operations with those of businesses or assets we have acquired or may acquire in the future and the failure to realize the expected benefits of such integration; and

•	other risks and uncertainties as may be detailed from time to time in our public announcements and Securities and Exchange Commission filings.

     You should carefully read this report completely and with the understanding that our actual future results may be materially different from what we expect. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

We do not undertake any obligation to publicly update or revise any forward-looking statements.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest, foreign currency exchange rates, and equity prices.   We are exposed to market risk related to changes in interest rates.  The impact of interest expense on earnings, and the value of market risk-sensitive financial instruments (primarily marketable equity securities and long-term debt) are subject to change as a result of movements in market rates and prices.

     Our investment portfolio was valued at $13,350,000 as of March 31, 2002.  This represents approximately 2% of total assets at that date.  The majority of the portfolio is comprised of various equity investments.  The market value changes are accounted for in the Other Comprehensive Income in the equity section of the balance sheet.  Earnings on investments are not significant to the our results of operations; therefore, any changes in interest rates and dividends would have a minimal effect on future net income.

     The majority of the our total long-term debt as of March 31, 2002 is either subject to fixed rates of interest or tied to a fixed interest rate swap agreement.  As discussed in Note 5, the largest single obligation of $73.9 million is tied to an interest rate swap agreement that effectively converted the floating LIBOR-based interest payments to fixed interest rate payments at 4.53%, excluding the required 0.50% to 1.00% credit risk spread portion of the term loan.  A $2.0 million variable rate debt relates to a credit agreement with a major insurance company and bears an interest rate of prime plus 1%.  It is payable in equal annual installments in August 2002 and 2003.  The remaining $14.3 million of long-term debt is subject to fixed rates of interest.  This fixed rate debt matures in various increments from 2002-2011.  These fixed rate liabilities have been discounted at rates that approximate our current borrowing rates, and as a result, the fair value of these liabilities approximates their carrying value at March 31, 2002.  A hypothetical 1% change in interest rates would not have a material effect on our consolidated net income.

BROWN & BROWN, INC.
PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      As more fully discussed in the our report on Form 10-K, for the year ended December 31, 2001, on January 19, 2000, a complaint was filed in the Superior Court of Henry County, Georgia, captioned  Gresham & Associates, Inc. v. Anthony T. Strianese et al.  No material developments have occurred in this action since the filing of that Form 10-K.

     We are involved in various pending or threatened proceedings by or against us or one or more of its subsidiaries which involve routine litigation relating to insurance risks placed by us, and other contractual matters.  Our management does not believe that any such pending or threatened proceedings will have a material adverse effect on our financial position or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS
	Exhibit 3a -	Amended and Restated Articles of Incorporation (incorporated by Reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 1999)

	Exhibit 3b -	Amended and Restated Bylaws (incorporated by reference to Exhibit 3b to Form 10-K or the year ended December 31, 1996)

	Exhibit 4b -	Rights Agreement, dated as of July 30, 1999, between the Company and First Union National Bank, as Rights Agent (incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 2, 1999)

	Exhibit 10(a) -	Amended and Restated Revolving and Term Loan Agreement between the Company and SunTrust Banks dated January 3, 2001 (incorporated by reference to Exhibit 4a on Form 10-K filed on March 14, 2001)

Exhibit 10(b) -

Asset Purchase Agreement, dated September 11, 2000, among the Company, Riedman Corporation and Riedman Corporation's Shareholders (incorporated by reference to the Company's Quarterly Report on Form 10-Q dated November  13, 2000).

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

Exhibit 10e

Agency Agreement dated January 1, 1979 among the Registrant, Whiting National Management, Inc., and Pennsylvania Manufacturers’ Association Insurance Company (incorporated by reference to Exhibit 10h to Registration Statement No. 33-58090 on Form S-4).

17

	Exhibit 10f(1)	Deferred Compensation Agreement, dated May 6, 1998, between the Registrant and Kenneth E. Hill (incorporated by reference to Exhibit 10l to Form 10-Q for the quarter ended September 30, 1998).

	Exhibit 10f(2)	Letter Agreement, dated May 6, 1998, between the Registrant and Kenneth E. Hill (incorporated by reference to Exhibit 10m to Form 10-Q for the quarter ended September 30, 1998).

	Exhibit 10g	Employment Agreement, dated as of July 29, 1999, between the Registrant and J. Hyatt Brown (incorporated by reference to Exhibit 10f to Form 10-K for the year ended December 31, 1999).

	Exhibit 10h	Portions of Employment Agreement, dated April 28, 1993 between the Registrant and Jim W. Henderson (incorporated by reference to Exhibit 10m to Form 10-K for the year ended December 31, 1993).

	Exhibit 10i	Employment Agreement, dated May 6, 1998 between the Registrant and Kenneth E. Hill (incorporated by reference to Exhibit 10k to Form 10-Q for the quarter ended September 30, 1998).

	Exhibit 10j	Employment Agreement, dated January 3, 2001 between the Registrant and John R. Riedman (incorporated by reference to Exhibit 10j to Form 10-K for the year ended December 31, 2000).

Exhibit 10k

Noncompetition, Nonsolicitation and Confidentiality Agreement, effective as of January 1, 2001 between the Registrant and John R. Riedman (incorporated by reference to Exhibit 10l to form 10-K for the year ended December 31, 2000).

Exhibit 10l

Asset Purchase Agreement, effective as of May 1, 2001, by and among Brown & Brown of Missouri, Inc., Parcel Insurance Plan, Inc., Overseas Partners Capital Corp., and Overseas Partners, Ltd. (incorporated by reference to Exhibit 10l to form 10-K for the year ended December 31, 2001).

Exhibit 10m

Asset Purchase Agreement, effective October 1, 2001, by and among Brown & Brown of Lehigh Valley, Inc., Henry S. Lehr, Inc., William H. Lehr, and Patsy A. Lehr (incorporated by reference to Exhibit 10m to form 10-K for the year ended December 31, 2001).

	Exhibit 10n(1)	Registrant’s 2000 Incentive Stock Option Plan (incorporated by reference to Exhibit 4 to Registration Statement No. 333-43018 on Form S-8 filed on August 3, 2000).

	Exhibit 10n(2)	Registrant’s Stock Performance Plan (incorporated by reference to Exhibit 4 to Registration Statement No. 333-14925 on Form S-8 filed on October 28, 1996).

	Exhibit 10o	Rights Agreement, dated as of July 30, 1999, between the Registrant and First Union National Bank, as Rights Agent (incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 2, 1999).
18

Exhibit 10p

International Swap Dealers Association, Inc. Master Agreement dated as of December 5, 2001 between SunTrust Bank and the Registrant and letter agreement dated December 6, 2001, regarding confirmation of interest rate transaction (incorporated by reference to Exhibit 10p to form 10-K for the year ended December 31, 2001).

Exhibit 10q

Asset Purchase Agreement, effective October 3, 2001, by and among Brown & Brown of Lehigh Valley, Inc., Apollo Financial Corporation, William H. Lehr and Patsy A. Lehr (incorporated by reference to Exhibit 10q to form 10-K for the year ended December 31, 2001).

(b)	REPORTS ON FORM 10-K

     We filed a current report on Form 8-K on March 8, 2002.  This current report reported (a) Item 5, which announced the pricing of our offer and sale of 5,000,000 shares of our $0.10 par value common stock (the "Offering"), and (b) Item 7, which attached as exhibits (i) the Underwriting Agreement, dated as of March 6, 2002, by and among us and J.P. Morgan Securities, Inc. and SunTrust Capital Markets, Inc., as representatives of the several underwriters, (ii) Other Expenses of Issuance and Distribution, relating to the Offering, and (iii) our Press Release dated March 6, 2002, announcing the pricing of the Offering.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN & BROWN, INC.

DATE: May 15, 2002	By:	/s/ Cory T. Walker

Cory T. Walker Vice President, Chief Financial Officer and Treasurer (duly authorized officer, principal financial officer and principal accounting officer)