Form 10-Q
period 2002-06-30
BROWN & BROWN INC
filed 2002-08-13
CIK 79282

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002
Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to ________________
Commission file number 0-7201

BROWN & BROWN, INC.
(Exact Name of Registrant as Specified in its Charter)

Florida (State or other jurisdiction of incorporation or organization)	59-0864469 (I.R.S. Employer Identification Number)

220 S. Ridgewood Ave., Daytona Beach, FL (Address of Principal Executive Offices)	32114 (Zip Code)

Registrant's telephone number, including area code: (386) 252-9601

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes    X        No

The number of shares of the Registrant's common stock, $.10 par value, outstanding as of August 9, 2002, was 68,700,068.

BROWN & BROWN, INC. Index
		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Income for the three and
	six months ended June 30, 2002 and 2001	3

	Condensed Consolidated Balance Sheets as of June 30,
	2002 and December 31, 2001	4

	Condensed Consolidated Statements of Cash Flows for
	the six months ended June 30, 2002 and 2001	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 6.	Exhibits and Reports on Form 8-K	19

SIGNATURE		21

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (Unaudited)

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2002	2001	2002	2001
REVENUES
Commissions and fees	$114,262	$87,908	$225,088	$175,478
Investment income	943	1,092	1,298	2,309
Other (loss) income	(302)	933	(447)	1,556
Total revenues	114,903	89,933	225,939	179,343

EXPENSES
Employee compensation and benefits (Excludes non-cash stock grant compensation)	55,604	46,705	111,006	93,590
Non-cash stock grant compensation	785	497	1,561	985
Other operating expenses	16,431	14,200	31,357	27,629
Amortization	3,490	4,164	6,759	7,586
Depreciation	1,745	1,757	3,460	3,441
Interest	1,158	1,381	2,394	3,130
Total expenses	79,213	68,704	156,537	136,361

Income before income taxes and minority interest	35,690	21,229	69,402	42,982

Income taxes	13,741	8,429	26,720	16,896

Minority interest, net of income tax	548	380	1,118	790

NET INCOME	$21,401	$12,420	$41,564	$25,296
	=====	=====	=====	=====

Net income per share:
Basic	$0.31	$0.20	$0.63	$0.41
	===	===	===	===
Diluted	$0.31	$0.20	$0.62	$0.40
	===	===	===	===
Weighted average number of shares outstanding:
Basic	68,327	62,348	66,324	62,307
	====	====	====	====
Diluted	69,231	63,042	67,212	62,957
	====	====	====	====

See accompanying notes to our condensed consolidated financial statements.

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except per share data)

	June 30,	December 31,
	2002	2001
ASSETS
Cash and cash equivalents	$153,899	$16,048
Restricted cash	87,272	50,328
Short term investments	507	451
Premiums, commissions and fees receivable	117,575	101,449
Other current assets	13,895	8,230
Total current assets	373,148	176,506

Fixed assets, net	25,333	25,544
Goodwill, net	131,562	112,974
Other intangible assets, net	168,077	155,337
Investments	11,189	8,983
Deferred income taxes, net	1,812	1,519
Other assets	7,006	7,874

Total assets	$718,127	$488,737
	======	======

LIABILITIES
Premiums payable to insurance companies	$179,373	$151,649
Premium deposits and credits due customers	15,812	12,078
Accounts payable	30,899	10,085
Accrued expenses	35,118	31,930
Current portion of long-term debt	17,669	20,855
Total current liabilities	278,871	226,597

Long-term debt	69,304	78,195

Other liabilities	5,543	6,308

Minority interest	1,951	2,352

SHAREHOLDERS' EQUITY
Common stock, par value $0.10 per share; authorized 140,000
shares; issued and outstanding, 68,437 shares at 2002 and 63,194 at 2001	6,843	6,319
Additional paid-in capital	161,762	11,181
Retained earnings	188,710	153,392
Accumulated other comprehensive income	5,143	4,393
Total shareholders' equity	362,458	175,285

Total liabilities and shareholders' equity	$718,127	$488,737
	======	======

See accompanying notes to our condensed consolidated financial statements.

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the six months ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$41,564	$25,296
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization	6,759	7,586
Depreciation	3,460	3,441
Non-cash stock grant compensation	1,561	985
Deferred income taxes	(762)	26
Net losses (gains) on sales of investments, fixed assets and
customer accounts	526	(963)
Restricted cash, (increase)	(36,944)	(12,138)
Premiums, commissions and fees receivable, (increase)	(13,088)	(9,220)
Other assets, (increase) decrease	(3,650)	1,703
Premiums payable to insurance companies, increase	24,575	24,970
Premium deposits and credits due customers, increase	3,688	1,339
Accounts payable, increase	19,676	6,685
Accrued expenses, increase (decrease)	2,958	(1,921)
Other liabilities, (decrease)	(779)	(7,275)
Minority interest in earnings	1,818	1,285
NET CASH PROVIDED BY OPERATING ACTIVITIES	51,362	41,799

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to fixed assets	(4,055)	(6,488)
Payments for businesses acquired, net of cash acquired	(39,465)	(96,569)
Proceeds from sales of fixed assets and customer accounts	2,203	968
Purchases of investments	(30)	(1,011)
Proceeds from sales of investments	79	1,970
NET CASH USED IN INVESTING ACTIVITIES	(41,268)	(101,130)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	-	90,000
Payments on long-term debt	(13,315)	(21,818)
Proceeds from follow-on common stock offering	149,437	-
Issuance of common stock for employee stock benefit plans	101	-
Net distributions from pooled entities	-	(662)
Cash dividends paid	(6,247)	(4,413)
Cash distribution to minority interest shareholders	(2,219)	(1,701)
NET CASH PROVIDED BY FINANCING ACTIVITIES	127,757	61,406

NET INCREASE IN CASH AND CASH EQUIVALENTS	137,851	2,075
Cash and cash equivalents at beginning of period	16,048	37,027

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$153,899	$39,102
	======	=====

See accompanying notes to our condensed consolidated financial statements.

BROWN & BROWN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Basis of Financial Reporting

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited, condensed, and consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed on February 15, 2002.

     The accompanying condensed consolidated statement of income for the six-month period ended June 30, 2001 has been restated to give effect to the following acquisitions:  Huval Insurance Agency, Inc. and its affiliated companies; Spencer & Associates, Inc. and SAN of East Central Florida, Inc.; The Young Agency, Inc.; Layne & Associates, Ltd.; Agency of Insurance Professionals, Inc., CompVantage Insurance Agency, L.L.C., and Agency of Indian Programs Insurance, L.L.C.; Finwall & Associates Insurance, Inc.; The Connelly Insurance Group, Inc.; The Benefit Group, Inc.; Logan Insurance Agency, Inc. and Automobile Insurance Agency of Virginia, Inc.; Froehlich-Paulson-Moore, Inc. and M&J Buildings, LLC; McKinnon & Mooney, Inc.; and Raleigh, Schwarz & Powell, Inc.

     The acquisitions referenced above have been accounted for under the pooling-of-interests method of accounting, and accordingly, the Company's condensed consolidated financial statements have been restated for periods prior to the acquisitions to include the results of operations, financial positions and cash flows of those acquisitions.

Results of operations for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Note 2 – Acquisitions

     During the second quarter of 2002, the Company acquired the assets of nine general insurance agencies and the outstanding stock of four general insurance agencies.  The aggregate purchase price was approximately $38,471,000, including $37,234,000 of net cash payments, issuance of notes payable in the amount of $853,000 and the assumption of $384,000 of liabilities.  The results of these operations have been included in the condensed consolidated financial statements since the dates of each acquisition.  These acquisitions are not material to the condensed consolidated financial statements individually or in aggregate.

     During the first quarter of 2002, the Company acquired certain assets and liabilities of five insurance agencies for approximately $2,231,000 in cash.  The results of these operations have been included in the condensed consolidated financial statements since the dates of each acquisition.  These acquisitions are not material to the condensed consolidated financial statements individually or in aggregate.

     The preliminary allocation of the aggregate purchase price to the fair values of the assets acquired through the first six months of 2002 was as follows:  Purchased customer accounts - $19,462,000, Goodwill - $19,362,000, Noncompete agreements - $1,073,000, Acquisition costs - $141,000, and fixed assets and other miscellaneous net assets - $664,000.

Note 3 - Basic and Diluted Net Income Per Share

The following table sets forth the computation of basic net income per common share and diluted net income per common and common equivalent share (in thousands, except per-share data):
	For the three-month period		For the six-month period
	ended June 30,		ended June 30,
	2002	2001	2002	2001

Net income	$21,401	$12,420	$41,564	$25,296
	=====	=====	=====	=====

Weighted average number of common shares outstanding	68,327	62,348	66,324	62,307
Dilutive effect of stock options using the treasury stock method	904	694	888	650
Weighted average number of common and common equivalent shares outstanding	69,231	63,042	67,212	62,957
	=====	=====	=====	=====

Basic net income per share	$0.31	$0.20	$0.63	$0.41
	====	====	====	====
Diluted net income per common and common equivalent share	$0.31	$0.20	$0.62	$0.40
	====	====	====	====

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

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets."  SFAS No. 142 provides for the non-amortization of goodwill.  Goodwill will now be subject to at least an annual assessment for impairment by applying a fair-value based test.  Other intangible assets will be amortized over their useful lives (other than indefinite life assets) and will be subject to a lower of cost or market impairment testing.  The Company has completed its transitional impairment test of goodwill as of January 1, 2002.  No impairment was identified as a result of the test.

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

     Other than the elimination of approximately $4,203,000 of annual goodwill amortization expense, the adoption of SFAS No. 142 had no impact on the results of operations and financial position of the Company for the quarter ended June 30, 2002.  Goodwill amortization expense for the three and six months ended June 30, 2001 was approximately $906,000 and $1,736,000, respectively.  The following table provides a reconciliation of the June 30, 2001 reported net income to adjusted net income had SFAS No. 142 been applied as of January 1, 2001 (in thousands, except per share data):

Amount	Basic Net Income Per Share	Diluted Net Income Per Share
Three months ended June 30, 2001
Reported net income	$12,420	$0.20	$0.20
Goodwill amortization, net of tax	558	0.01	0.01
Adjusted net income and net income per share	$12,978	$0.21	$0.21
=====	===	===
Reported net income and net income per share for the three months ended June 30, 2002	$21,401	$0.31	$0.31
=====	===	===

Amount	Basic Net Income Per Share	Diluted Net Income Per Share
Six months ended June 30, 2001
Reported net income	$25,296	$0.41	$0.40
Goodwill amortization, net of tax	1,068	0.02	0.02
Adjusted net income and net income per share	$26,364	$0.43	$0.42
=====	===	===
Reported net income and net income per share for the six months ended June 30, 2002	$41,564	$0.63	$0.62
=====	===	===

The changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows (in thousands):
Retail	National Programs	Services	Brokerage	Total

Balance as of December 31, 2001	$100,467	$12,276	$51	$ 180	$112,974

Goodwill acquired during the period	13,657	-	-	5,705	19,362

Disposal on sale of business	(721)	(53)	-	-	(774)

Balance as of June 30, 2002	$113,403	$12,223	$51	$5,885	$131,562
======	=====	===	=====	======

Other intangible assets by asset class, net of accumulated amortization, are as follows (in thousands):

Purchased Customer Accounts	Non-Compete Agreements	Acquisition Costs	Total
Balance as of December 31, 2001	$140,269	$14,097	$971	$155,337
======	======	=====	======
Balance as of June 30, 2002	$153,443	$13,642	$992	$168,077
======	======	====	======

Range of years amortized	10-40 years	3-15 years	3-15 years

     Amortization expense for amortizable intangible assets for the years ended December 31, 2002, 2003, 2004, 2005 and 2006 is estimated to be $13.6 million, $12.0 million, $11.7 million, $10.7 million, and $9.3 million, respectively.

Note 5 - Long-Term Debt

     In January 2001, the Company entered into a $90 million unsecured seven-year term loan agreement with a national banking institution, bearing an interest rate based upon the 30-, 60- or 90-day London Interbank Offered Rate (LIBOR) plus 0.50% to 1.00%, depending upon the Company's quarterly ratio of funded debt to earnings before interest, taxes, depreciation and amortization.  The 90-day LIBOR was 1.86% as of June 30, 2002.  The loan was fully funded on January 3, 2001 and as of June 30, 2002 had an outstanding balance of $70.7 million.  This loan is to be repaid in equal quarterly installments of $3.2 million through December 2007.

    To hedge the risk of increasing interest rates from January 2, 2002 through the remaining six years of its seven-year $90 million term loan, the Company entered into an interest rate swap agreement that effectively converted the floating LIBOR-based interest payments to fixed interest rate payments at 4.53%.  This agreement did not effect the required 0.50% to 1.00% credit risk spread portion of the term loan.  In accordance with SFAS No. 133, as amended, the Company recorded a liability as of June 30, 2002 for the fair value of the interest rate swap of approximately $695,000, net of taxes of approximately $435,000. As of December 31, 2001, the Company recorded a liability for the fair value of the interest rate swap of approximately $53,000, net of taxes of approximately $33,000.   The Company has designated and assessed the derivative as a highly effective cash flow hedge.

      The Company also has a revolving credit facility with a national banking institution that provides for available borrowings of up to $50 million, with a maturity date of October 2002, bearing an interest rate based upon the 30-, 60- or 90-day LIBOR plus 0.45% to 1.00%, depending upon the Company's quarterly ratio of funded debt to earnings before interest, taxes, depreciation and amortization.  A commitment fee of 0.15% to 0.25% per annum is assessed on the unused balance.  The 90-day LIBOR was 1.86% as of June 30, 2002.  There were no borrowings against this facility at June 30, 2002.

     In 1991, the Company entered into a long-term unsecured credit agreement with a major insurance company that provided for borrowings at an interest rate equal to the prime rate (4.75% at June 30, 2002) plus 1.00%.  At June 30, 2002, the maximum amount of $2.0 million currently available for borrowings was outstanding.  In accordance with an August 1, 1998 amendment to the credit agreement, the outstanding balance will be repaid in annual installments of $1.0 million each August through 2003.

     Acquisition notes payable represent debt incurred to former owners of certain agencies acquired by the Company.  These notes are payable in monthly and annual installments through February 2014, including interest in the range from 5.0% to 15.25%.  These acquisition notes payable as of June 30, 2002 had an outstanding balance of $14.3 million.

Note 6 – Contingencies

     The Company is not a party to any legal proceedings other than various claims and lawsuits arising in the normal course of business.  Management of the Company does not believe that any such claims or lawsuits, either individually or in the aggregate, will have a material effect on the Company's financial condition or results of operations.

Note 7 - Supplemental Disclosures of Cash Flow Information

	For the six-month period ended June 30,
	2002	2001
Cash paid during the period for (in thousands):
Interest	$ 2,678	$ 3,558
Income taxes	12,006	14,417

The Company's significant non-cash investing and financing activities are as follows (in thousands):

	For the six-month period ended June 30,

		2002		2001
Unrealized holding gain on available-for-sale securities, net of tax effect of $871 for 2002 and $800 for 2001		$1,392		$1,250
Loss on cash flow-hedging derivatives, net of tax benefit of $402 for 2002		(642)		-
Notes payable issued or assumed for purchased customer accounts		1,238		31,119
Notes receivable on sale of fixed assets and customer accounts		546		-

Note 8 - Comprehensive Income

The components of comprehensive income, net of related income tax, for the three- and six-month periods ended June 30, 2002 and 2001 are as follows (in thousands):

	For the three-month period		For the six-month period
	ended June 30,		ended June 30,
	2002	2001	2002	2001
Net income	$21,401	$12,420	$41,564	$25,296
Other comprehensive income:
Net change in unrealized holding gain (loss) available-for-sale securities	(1,054)	1,052	1,392	1,250
Net loss on cash flow-hedging derivative	(751)	-	(642)	-
Comprehensive income	$19,596	$13,472	$42,314	$26,546
	=====	=====	=====	=====

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

(in thousands)
Six Months Ended June 30, 2002:	Retail	National Programs	Services	Brokerage	Other	Total

Total Revenues	$178,094	$24,805	$13,834	$11,448	$(2,242)	$225,939

Investment income	2,403	521	203	96	(1,925)	1,298
Interest expense	8,155	830	137	199	(6,927)	2,394
Depreciation	2,494	460	246	119	141	3,460
Amortization	5,419	1,157	19	85	79	6,759
Income (loss) before income taxes and minority interest	45,678	10,811	2,000	3,933	6,980	69,402

Total assets	484,229	130,844	11,406	56,241	35,407	718,127
Capital expenditures	3,466	35	170	123	261	4,055

(in thousands)
Six Months Ended June 30, 2001:	Retail	National Programs	Services	Brokerage	Other	Total

Total Revenues	$143,713	$18,920	$12,195	$6,038	$(1,523)	$179,343

Investment income	2,305	982	180	75	(1,233)	2,309
Interest expense	5,403	288	126	-	(2,687)	3,130
Depreciation	2,450	412	250	79	250	3,441
Amortization	6,100	931	8	27	520	7,586
Income (loss) before income taxes and minority interest	28,980	7,098	2,215	2,391	2,298	42,982

Total assets	285,217	118,704	7,856	21,645	38,386	471,808
Capital expenditures	2,575	4	211	226	3,472	6,488

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (MD&A)

THE FOLLOWING DISCUSSION UPDATES THE MD&A CONTAINED IN THE COMPANY'S 2001 ANNUAL REPORT ON FORM 10-K, AND THE TWO DISCUSSIONS SHOULD BE READ TOGETHER.

Results of Operations

     Net Income.  Net income for the second quarter of 2002 was $21.4 million or $0.31 per share, compared with net income in the second quarter of 2001 of $12.4 million, or $0.20 per share, a 55% increase on a per-share basis.  Net income for the six months ended June 30, 2002 was $41.6 million or $0.62 per share, compared with net income for the comparable period in 2001 of $25.3 million, or $0.40 per share, a 55% increase on a per-share basis.

     Commissions and Fees.  Commissions and fees for the second quarter of 2002 increased $26.4 million, or 30.0%, over the second quarter of 2001.  Approximately $13.7 million of this increase represents revenues from acquired agencies, with the remainder due mainly to new business production and higher renewal commissions.  Excluding the effects of acquisitions, divestitures, and $0.5 million of certain workers' compensation commissions, core commissions and fees increased 11.1% over the second quarter of 2001.  The $0.5 million of commissions were from a Florida-based workers' compensation insurance carrier that changed its agency commission payment policy from paying on a monthly basis to an annual basis.  These workers' compensation commissions were earned and collected in the first quarter of 2002 but the comparable prior year's commissions were earned and collected in the second quarter.  The term "core commissions and fees" excludes contingent or profit sharing commissions, and represents the revenues earned directly from each specific insurance policy sold or from fee-based services rendered.

     Commissions and fees for the six months ended June 30, 2002 increased $49.6 million, or 28.3% over the same period in 2001.  Approximately $26.1 million of this increase represents revenues from acquired agencies, with the remainder due mainly to new business production and higher renewal commissions. Excluding the effects of acquisitions, divestitures, and certain workers' compensation commissions, core commissions and fees increased 12.2% over the comparable six-month period in 2001.

     Investment Income.  Investment income for the three and six months ended June 30, 2002 decreased $0.1 million and $1.0 million, respectively,  from the same periods in 2001.  The reduction in investment income during these periods was primarily due to lower investment yields.

     Other (Loss) Income.  Other (loss) income primarily includes gains and losses from the sales of customer accounts and other assets.  For the three and six month periods ended June 30, 2002, we incurred net losses of $0.3 million and $0.4 million, respectively which were primarily related to sales of various books of business and the termination of a program within our Commercial Program group.  The gain recognized in 2001 was primarily due to the sale of some automotive-related program business.

     Employee Compensation and Benefits.  Employee compensation and benefits increased 19.1% and 18.6% during the three- and six-month periods ended June 30, 2002 over the same periods in 2001, respectively.  These increases primarily relate to the addition of new employees from the acquisitions completed since July 1, 2001, and the increased producer compensation resulting from higher commission revenues.  Employee compensation and benefits as a percentage of total revenue decreased to 48.4% for the second quarter of 2002 from the 51.9% ratio for the second quarter of 2001.  For the six month period ended June 30, 2002, the ratio dropped to 49.1% from the 52.2% ratio of the comparable 2001 period.  The improved ratios for both the three- and six-month periods are the result of the continued assimilation of the acquisitions completed in 2001 into our standard compensation program and assisted by higher profit-sharing revenues received from insurance carriers during 2002.  We had approximately 3,140 employees as of June 30, 2002, compared with approximately 2,680 employees as of June 30, 2001.

     Other Operating Expenses.  Other operating expenses for the second quarter of 2002 increased $2.2 million, or 15.7%, over the second quarter of 2001, primarily due to the acquisitions completed since    July 1, 2001.  For the six months ended June 30, 2002, other operating expenses increased $3.7 million, or 13.5%, over the comparable period in 2001.  Other operating expenses as a percentage of total revenue for the second quarter of 2002 decreased to 14.3%, compared with 15.8% for the second quarter of 2001.  For the six months ended June 30, 2002, other operating expenses as a percentage of total revenue decreased to 13.9%, compared with 15.4% for the same period in 2001.  This is attributable to that fact that while the 2001 ratios were negatively impacted by approximately one percentage point due to the higher operating cost of the acquisitions accounted for under the pooling-of-interests method of accounting, the 2002 ratios were positively impacted by the increased contingent or profit sharing commissions received during 2002.

     Amortization.   Amortization expense for the second quarter of 2002 decreased $0.7 million, or 16.2%, from the second quarter of 2001.  For the six months ended June 30, 2002, amortization expense decreased $0.8 million, or 10.9% from the same period in 2001.  These decreases are due to the elimination of $0.9 million and $1.7 million of goodwill amortization for the three- and six-month periods in 2002, respectively, in accordance with Financial Accounting Standard Board Opinion No. 142 "Goodwill and Other Intangible Assets".

Depreciation. Depreciation changed less than 1% from the prior year three- and six-month periods ended June 30, 2001, respectively.

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

     Non-cash stock grant compensation expense for the second quarter of 2002 increased $0.3 million, or 57.9%, over the second quarter of 2001.  For the six month period ended June 30, 2002, non-cash stock grant compensation expense increased $0.6 million, or 58.5%, over the same period in 2001.  These increases are primarily the result of more granted shares being outstanding during the 2002 periods than were outstanding during the same periods in 2001.

Segment Information

As discussed in Note 10 of the notes to our condensed consolidated financial statements, we operate in four business segments: the Retail, National Programs, Services and Brokerage Divisions.

     The Retail Division is our insurance agency business, which provides a broad range of insurance products and services to commercial, governmental, professional and individual clients.  The Retail Division's total revenues during the three and six-month periods ended June 30, 2002 increased 23.9%, or $17.3 million, to $89.9 million, and 23.9%, or $34.4 million, to $178.1 million over the same periods in 2001, respectively.  Of these increases, approximately $10.8 million and $20.9 million for the three- and six-month periods, respectively, related to commissions and fees from acquisitions accounted for under the purchase method of accounting that had no comparable revenues in the same periods of 2001. The remaining increases are primarily due to net new business growth, which benefited from continued rising premium rates from the corresponding periods in 2001.  Excluding acquisitions and divestures and certain workers' compensation commissions, core commissions and fees for the Retail Division increased 8.4% and 9.1% for the three and six-month periods ended June 30, 2002, respectively, over the comparable periods of 2001.  Income before income taxes and minority interest in the three- and six-month periods ended June 30, 2002 increased 54.9%, or $7.8 million, to $22.1 million, and 57.6%, or $16.7 million, to $45.7 million over the same periods in 2001, respectively.  These increases are due to higher revenues, increases in premium rates and improved cost structure related to the entities acquired during year 2001 under the pooling-of-interests method of accounting.

     The National Programs Division is comprised of two units:  Professional Programs, which provides professional liability and related package products for certain professionals delivered through nationwide networks of independent agents; and Special Programs, which markets targeted products and services designated for specific industries, trade groups and market niches.  Total revenues for the three- and six-month periods ended June 30, 2002 increased 26.0%, or $2.4 million, to $11.8 million, and 31.1%, or $5.9 million, to $24.8 million over the same periods in 2001, respectively.  Of these increases, $0.8 million and $2.8 million for the three- and six-month periods, respectively, related to revenues from acquired entities. The remaining $1.6 million and $3.1 million of increased revenues for the respective three and six-month periods of 2002 related to net new business growth.  Excluding acquisitions and divestures, core commissions and fees for the three and six-month periods ended June 30, 2002 for Professional Programs and Special Programs increased 8.3% and 14.7%, and 28.0% and 26.4%, respectively, over the comparable 2001 periods.  Income before income taxes and minority interest for the three and six-month periods ended June 30, 2002 increased 48.3%, or $1.6 million, to $5.0 million, and 52.3%, or $3.7 million, to $10.8 million, respectively, over the same period in 2001.  These increases are due primarily to the net increases in revenues.

     The Services Division provides insurance-related services, including third-party administration, consulting for the workers' compensation and employee benefit self-insurance markets and managed healthcare services.  Unlike our other segments, the majority of the Services Division's revenues are fees, which are not significantly affected by fluctuations in general insurance premiums.  The Service Division's total revenues in the three and six-month periods ended June 30, 2002 increased 11.5%, or $0.7 million, to $7.1 million, and 13.4%, or $1.6 million, to $13.8 million over the same periods of 2001, respectively.  Of these increases, $0.3 million and $0.6 million for the three and six-month periods, respectively, related to revenues from acquired entities.  Excluding acquisitions and divestures, core commissions and fees for the Services Division increased 6.7% and 8.4% for the three- and six-month periods ended June 30, 2002, respectively, over the comparable periods in 2001.  Income before income taxes and minority interest in the three and six-month periods ended June 30, 2002 decreased 14.7%, to $1.0 million, and 9.7%, to $2.0 million, respectively, from the same periods in 2001.  These decreases were caused primarily by higher compensation costs and marginally higher operating costs which in the aggregate exceeded the Services Division's revenue growth.

     The Brokerage Division markets and sells excess and surplus commercial insurance and reinsurance, primarily through independent agents and brokers.  Total Brokerage revenues in the three- and six-month periods ended June 30, 2002 increased 151.1%, or $4.2 million, to $7.0 million, and 89.6%, or $5.4 million, to $11.4 million, respectively, over the same periods of 2001. Except for $1.8 million of revenues from an agency acquired on April 1, 2002, the increased revenues are due entirely to net new business growth.  Income before income taxes and minority interest in the three- and six-month periods ended June 30, 2002 increased 185.1% to $2.5 million, and 64.5% to $3.9 million, respectively.  These increases are due mainly to the strong revenue growth.

Liquidity and Capital Resources

     Our cash and cash equivalents of $153.9 million at June 30, 2002 increased by $137.9 million, from $16.0 million at December 31, 2001.  For the six-month period ended June 30, 2002, $51.4 million of cash was provided from operating activities, and $149.4 million was raised from selling 5,000,000 shares of additional common shares in a follow-on stock offering in March 2002.  Also during the first six months of 2002, $39.5 million was used to acquire other agencies or books of business, $4.1 million was used for additions to fixed assets, $13.3 million was used for payments on long-term debt, and $6.2 million was used for payment of dividends.  The current ratio at June 30, 2002 was 1.34, compared with 0.78 at December 31, 2001.

As of June 30, 2002, our contractual cash obligations were as follows (in thousands):

		Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 Year	1- 3 Years	4-5 Years	After 5 Years
Long-Term Debt	$86,930	$17,642	$27,650	$21,434	$20,204
Capital Lease Obligations	43	27	16	-	-
Other Long Term Liabilities	5,543	-	3,596	1,260	687
Operating Leases	54,419	14,840	29,153	6,572	3,854
Maximum Future Acquisition Contingency Payments	29,356	3,577	25,779	-	-

Total Contractual Cash Obligations	$176,291	$36,086	$86,194	$29,266	$24,745
	======	======	======	======	======

     In January 2001, we entered into a $90 million unsecured seven-year term loan agreement with a national banking institution, bearing an interest rate based upon the 30-, 60- or 90-day London Interbank Offered Rate (LIBOR) plus 0.50% to 1.00% depending upon our quarterly ratio of funded debt to earnings before interest, taxes, depreciation and amortization.  The 90-day LIBOR was 1.86% as of June 30, 2002.  The loan was fully funded on January 3, 2001 and as of June 30, 2002 had an outstanding balance of $70.7 million.  This loan is to be repaid in equal quarterly installments of $3.2 million through December 2007.

     To hedge the risk of increasing interest rates from January 2, 2002 through the remaining six years of its seven-year $90 million term loan, we entered into an interest rate swap agreement that effectively converted the floating LIBOR-based interest payments to fixed interest rate payments at 4.53%.  This agreement did not effect the required 0.50% to 1.00% credit risk spread portion of the term loan.  In accordance with SFAS No. 133, as amended, we recorded a liability as of June 30, 2002 for the fair value of the interest rate swap of approximately $695,000, net of taxes of approximately $435,000.  As of December 31, 2001, we recorded a liability for the fair value of the interest rate swap of approximately $53,000, net of taxes of approximately $33,000.   We have designated and assessed the derivative as a highly effective cash flow hedge.

     We believe that our existing cash, cash equivalents, short-term investments portfolio, funds generated from operations, and available credit facility borrowings are sufficient to satisfy our normal financial needs.

Critical Accounting Policies

      The more critical accounting and reporting policies include the Company's accounting for intangible assets, revenue recognition, reserves for litigation and derivatives.  In particular, the accounting for these areas requires significant judgments to be made by management.  Different assumptions in the application of these policies could result in material changes in the Company' s consolidated financial position or consolidated results of operations.  Refer to Note 1 in the "Notes to Consolidated Financial Statements" in the Company's Annual Report on Form 10-K on file with the Securities and Exchange Commission for details regarding all of the Company's critical and significant accounting policies.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest, foreign currency exchange rates, and equity prices.   We are exposed to market risk related to changes in interest rates.  The impact of interest expense on earnings, and the value of market risk-sensitive financial instruments (primarily marketable equity securities and long-term debt), are subject to change as a result of movements in market rates and prices.

     Our investment portfolio was valued at $11,696,000 as of June 30, 2002.  This represents approximately 2% of total assets at that date.  The majority of the portfolio is comprised of various equity investments.  The market value changes are accounted for in the Other Comprehensive Income in the equity section of the balance sheet.  Earnings on investments are not significant to the results of operations; therefore, any changes in interest rates and dividends would have a minimal effect on future net income.

     The majority of the our total long-term debt as of June 30, 2002 is either subject to fixed rates of interest or tied to a fixed interest rate swap agreement.  As discussed in Note 5, the largest single obligation of $70.7 million is tied to an interest rate swap agreement that effectively converted the floating LIBOR-based interest payments to fixed interest rate payments at 4.53%, excluding the required 0.50% to 1.00% credit risk spread portion of the term loan.  A $2.0 million variable rate debt relates to a credit agreement with a major insurance company and bears an interest rate of prime plus 1%.  It is payable in equal annual installments in August 2002 and 2003.  The remaining $14.3 million of long-term debt is subject to fixed rates of interest.  This fixed rate debt matures in various increments from 2002-2011.  These fixed rate liabilities have been discounted at rates that approximate our current borrowing rates, and as a result, the fair value of these liabilities approximates their carrying value at June 30, 2002.  A hypothetical 1% change in interest rates would not have a material effect on our consolidated net income.

BROWN & BROWN, INC.
PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      As more fully discussed in our report on Form 10-K for the year ended December 31, 2001, on January 19, 2000, a complaint was filed in the Superior Court of Henry County, Georgia, captioned  Gresham & Associates, Inc. v. Anthony T. Strianese et al., and asserting a variety of claims against defendants Peachtree Special Risk, L.L.C. and two of its employees, Brown & Brown, Inc., and another subsidiary of Brown & Brown, Inc.  Five of the nine counts asserted in the complaint were previously dismissed by Plaintiff, and on June 20, 2002, summary judgment was entered in favor of the defendants on all remaining counts. Plaintiff subsequently filed a notice indicating that Plaintiff intends to appeal this decision.

     We are involved in various pending or threatened proceedings by or against us or one or more of our subsidiaries which involve routine litigation relating to insurance risks placed by us, and other contractual matters.  Our management does not believe that any such pending or threatened proceedings will have a material adverse effect on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on April 25, 2002. At the Annual Meeting, one matter was submitted to a vote of security holders. That matter was the election of nine directors.

The number of votes cast for, withheld or abstaining with respect to the election of each of the directors is set forth below:

	For	Abstain/ Withheld

J. Hyatt Brown	55,535,606	672,331
Samuel P. Bell, III	55,374,048	833,889
Bradley Currey, Jr.	55,624,050	583,887
Jim W. Henderson	55,536,250	671,687
Theodore J. Hoepner	55,537,061	670,876
David H. Hughes	54,432,721	1,775,216
Toni Jennings	55,626,966	580,971
John R. Riedman	55,530,504	677,433
Jan E. Smith	55,626,666	581,271

There were no broker non-votes with respect to the election of directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

Exhibit 2a -

Agreement and Plan of Reorganization, dated as of July 25, 2001, by and among the Registrant, Brown & Brown of Washington, Inc., Raleigh, Schwarz & Powell, Inc. and the Raleigh, Schwarz & Powell, Inc. Employee Stock Ownership Plan (incorporated by reference to Exhibit 2.1 to Form S-4/A filed October 3, 2001).

Exhibit 2b -

Amendment No. 1 to Agreement and Plan of Reorganization, dated as of August 10, 2001, by and among the Registrant, Brown & Brown of Washington, Inc., Raleigh, Schwarz & Powell, Inc. and the Raleigh, Schwarz & Powell, Inc. Employee Stock Ownership Plan (incorporated by reference to Exhibit 2.2 to Form S-4/A filed October 3, 2001).

	Exhibit 3a -	Amended and Restated Articles of Incorporation (incorporated by Reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 1999).

	Exhibit 3b -	Amended and Restated Bylaws (incorporated by reference to Exhibit 3b to Form 10-K or the year ended December 31, 1996).

	Exhibit 10a -	Amended and Restated Revolving and Term Loan Agreement between the Company and SunTrust Banks dated January 3, 2001 (incorporated by reference to Exhibit 4a on Form 10-K filed on March 14, 2001).

Exhibit 10b -

Asset Purchase Agreement, dated September 11, 2000, among the Company, Riedman Corporation and Riedman Corporation's Shareholders (incorporated by reference to the Company's Quarterly Report on Form 10-Q dated November  13, 2000).

Exhibit 10c -

First Amendment to Asset Purchase Agreement, dated January 3, 2001, among the Company, Riedman Corporation and Riedman's Corporation's shareholders (incorporated by reference to Exhibit 10(b) on Form 8-K filed on January 18, 2001).

Exhibit 10d -

General Assignment and Bill of Sale, dated January 1, 2001, from Riedman Insurance of Wyoming, Inc. to Brown & Brown of Wyoming, Inc. (incorporated by reference to Exhibit 10(c) on Form 8-K filed on January 18, 2001).

Exhibit 10e -

Agency Agreement dated January 1, 1979 among the Registrant, Whiting National Management, Inc., and Pennsylvania Manufacturers' Association Insurance Company (incorporated by reference to Exhibit 10h to Registration Statement No. 33-58090 on Form S-4).

	Exhibit 10f(1) -	Deferred Compensation Agreement, dated May 6, 1998, between the Registrant and Kenneth E. Hill (incorporated by reference to Exhibit 10l to Form 10-Q for the quarter ended September 30, 1998).

	Exhibit 10f(2) -	Letter Agreement, dated May 6, 1998, between the Registrant and Kenneth E. Hill (incorporated by reference to Exhibit 10m to Form 10-Q for the quarter ended September 30, 1998).

	Exhibit 10g -	Employment Agreement, dated as of July 29, 1999, between the Registrant and J. Hyatt Brown (incorporated by reference to Exhibit 10f to Form 10-K for the year ended December 31, 1999).

	Exhibit 10h -	Portions of Employment Agreement, dated April 28, 1993 between the Registrant and Jim W. Henderson (incorporated by reference to Exhibit 10m to Form 10-K for the year ended December 31, 1993).

	Exhibit 10i -	Employment Agreement, dated May 6, 1998 between the Registrant and Kenneth E. Hill (incorporated by reference to Exhibit 10k to Form 10-Q for the quarter ended September 30, 1998).

	Exhibit 10j -	Employment Agreement, dated January 3, 2001 between the Registrant and John R. Riedman (incorporated by reference to Exhibit 10j to Form 10-K for the year ended December 31, 2000).

Exhibit 10k -

Noncompetition, Nonsolicitation and Confidentiality Agreement, effective as of January 1, 2001 between the Registrant and John R. Riedman (incorporated by reference to Exhibit 10l to form 10-K for the year ended December 31, 2000).

Exhibit 10l -

Asset Purchase Agreement, effective as of May 1, 2001, by and among Brown & Brown of Missouri, Inc., Parcel Insurance Plan, Inc., Overseas Partners Capital Corp., and Overseas Partners, Ltd. (incorporated by reference to Exhibit 10l to form 10-K for the year ended December 31, 2001).

Exhibit 10m -

Asset Purchase Agreement, effective October 1, 2001, by and among Brown & Brown of Lehigh Valley, Inc., Henry S. Lehr, Inc., William H. Lehr, and Patsy A. Lehr (incorporated by reference to Exhibit 10m to form 10-K for the year ended December 31, 2001).

	Exhibit 10n(1) -	Registrant's 2000 Incentive Stock Option Plan (incorporated by reference to Exhibit 4 to Registration Statement No. 333-43018 on Form S-8 filed on August 3, 2000).

	Exhibit 10n(2) -	Registrant's Stock Performance Plan (incorporated by reference to Exhibit 4 to Registration Statement No. 333-14925 on Form S-8 filed on October 28, 1996).

	Exhibit 10o -	Rights Agreement, dated as of July 30, 1999, between the Registrant and First Union National Bank, as Rights Agent (incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 2, 1999).

Exhibit 10p -

International Swap Dealers Association, Inc. Master Agreement dated as of December 5, 2001 between SunTrust Bank and the Registrant and letter agreement dated December 6, 2001, regarding confirmation of interest rate transaction (incorporated by reference to Exhibit 10p to form 10-K for the year ended December 31, 2001).

Exhibit 10q -

Asset Purchase Agreement, effective October 3, 2001, by and among Brown & Brown of Lehigh Valley, Inc., Apollo Financial Corporation, William H. Lehr and Patsy A. Lehr (incorporated by reference to Exhibit 10q to form 10-K for the year ended December 31, 2001).

	Exhibit 23 -	Consent of Arthur Andersen LLP.

(b) REPORTS ON FORM 8-K

     We filed a current report on Form 8-K on June 19, 2002.  This current report reported (a) Item 4, which announced that on June 14, 2002, the Company's Board of Directors decided no longer to engage Arthur Andersen LLP and decided to engage Deloitte & Touche LLP to serve as the independent public accountants for the Company and (b) Item 7, which attached as Exhibit No. 16 the letter from Arthur Andersen LLP to the Securities and Exchange Commission dated June 19, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN & BROWN, INC.

DATE: August 13, 2002	By: /s/ Cory T. Walker

Cory T. Walker Vice President, Chief Financial Officer and Treasurer (duly authorized officer, principal financial officer and principal accounting officer)