Form 10-Q
period 2002-09-30
BROWN & BROWN INC
filed 2002-11-14
CIK 79282

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002
Or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes    X        No

The number of shares of the Registrant's common stock, $.10 par value, outstanding as of November 11, 2002, was 68,182,120.

BROWN & BROWN, INC. Index
		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Income for the three and
	nine months ended September 30, 2002 and 2001	3

	Condensed Consolidated Balance Sheets as of September 30,
	2002 and December 31, 2001	4

	Condensed Consolidated Statements of Cash Flows for
	the nine months ended September 30, 2002 and 2001	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 6.	Exhibits and Reports on Form 8-K	20

SIGNATURE		23

CERTIFICATIONS		24

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2002	2001	2002	2001
REVENUES
Commissions and fees	$109,799	$89,092	$334,887	$264,570
Investment income	924	604	2,222	2,913
Other (loss) income	(66)	113	(514)	1,669
Total revenues	110,657	89,809	336,595	269,152

EXPENSES
Employee compensation and benefits (excludes
non-cash stock grant compensation)	53,527	47,011	164,531	140,601
Non-cash stock grant compensation	1,463	487	3,025	1,472
Other operating expenses	15,815	13,232	47,173	40,861
Amortization	3,435	3,985	10,194	11,571
Depreciation	1,859	1,776	5,319	5,217
Interest	1,162	1,695	3,556	4,825
Total expenses	77,261	68,186	233,798	204,547

Income before income taxes and minority interest	33,396	21,623	102,797	64,605

Income taxes	12,830	7,907	39,550	24,803

Minority interest, net of income tax	388	314	1,506	1,104

NET INCOME	$20,178	$13,402	$61,741	$38,698
	=====	=====	=====	=====

Net income per share:
Basic	$0.30	$0.21	$0.92	$0.62
	===	===	===	===
Diluted	$0.29	$0.21	$0.91	$0.61
	===	===	===	===
Weighted average number of shares outstanding:
Basic	68,266	62,575	66,979	62,398
	====	====	====	====
Diluted	68,994	63,243	67,745	62,998
	====	====	====	====

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except per share data)

	September 30,	December 31,
	2002	2001
ASSETS
Current Assets:
Cash and cash equivalents	$144,982	$16,048
Restricted cash	89,530	50,328
Short term investments	436	451
Premiums, commissions and fees receivable	112,363	101,449
Other current assets	14,657	8,230
Totalcurrentassets	361,968	176,506

Fixed assets, net	25,154	25,544
Goodwill, net	136,948	112,974
Other intangible assets, net	169,099	155,337
Investments	9,623	8,983
Deferred income taxes, net	3,297	1,519
Other assets	6,608	7,874

Total assets	$712,697	$488,737
	======	======

LIABILITIES
Current Liabilities:
Premiums payable to insurance companies	$172,056	$151,649
Premium deposits and credits due customers	18,134	12,078
Accounts payable	17,215	10,085
Accrued expenses	41,807	31,930
Current portion of long-term debt	19,456	20,855
Total current liabilities	268,668	226,597

Long-term debt, net of current portion	62,237	78,195

Other liabilities	5,470	6,308

Minority interest	2,314	2,352

SHAREHOLDERS' EQUITY
Common stock, par value $0.10 per share; authorized 140,000 shares;
issued and outstanding, 68,196 shares at 2002 and 63,194 at 2001	6,820	6,319
Additional paid-in capital	158,775	11,181
Retained earnings	205,642	153,392
Accumulated other comprehensive income	2,771	4,393
Total shareholders' equity	374,008	175,285

Total liabilities and shareholders' equity	$712,697	$488,737
	======	======

See accompanying notes to condensed consolidated financial statements.
BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)
	For the nine months ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$61,741	$38,698
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization	10,194	11,571
Depreciation	5,319	5,217
Non-cash stock grant compensation	3,025	1,472
Deferred income taxes	(761)	(757)
Net losses (gains) on sales of investments, fixed assets and
customer accounts	670	(971)
Minority interest in earnings	2,448	1,793
Adjustment to conform fiscal year for pooled entity	-	385
Changes in operating assets and liabilities, net of effect from insurance agency acquisitions and disposals:
Restricted cash, (increase)	(39,202)	(12,206)
Premiums, commissions and fees receivable, (increase)	(7,868)	(4,642)
Other assets, (increase) decrease	(3,067)	155
Premiums payable to insurance companies, increase	17,057	18,629
Premium deposits and credits due customers, increase	6,010	1,464
Accounts payable, increase	3,816	941
Accrued expenses, increase	9,612	5,836
Other liabilities, (decrease)	(852)	(7,233)
NET CASH PROVIDED BY OPERATING ACTIVITIES	68,142	60,352

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to fixed assets	(6,128)	(7,767)
Payments for businesses acquired, net of cash acquired	(50,532)	(109,558)
Proceeds from sales of fixed assets and customer accounts	3,506	160
Purchases of investments	(107)	(3,008)
Proceeds from sales of investments	110	2,461
NET CASH USED IN INVESTING ACTIVITIES	(53,151)	(117,712)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	-	90,000
Payments on long-term debt	(19,150)	(29,437)
Proceeds from follow-on common stock offering	149,437	-
Issuance of common stock for employee stock benefit plans	5,775	2,828
Repurchases of common stock	(10,142)	-
Net distributions from pooled entities	-	(791)
Cash dividends paid	(9,491)	(6,716)
Cash distribution to minority interest shareholders	(2,486)	(1,701)
NET CASH PROVIDED BY FINANCING ACTIVITIES	113,943	54,183

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	128,934	(3,177)
Cash and cash equivalents at beginning of period	16,048	37,027

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$144,982	$33,850
	======	=====

See accompanying notes to condensed consolidated financial statements.
BROWN & BROWN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Basis of Financial Reporting

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited, condensed, and consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     The accompanying condensed consolidated statement of income for the nine-month period ended September 30, 2001 has been restated to give effect to the following acquisitions:  Huval Insurance Agency, Inc. and its affiliated companies; Spencer & Associates, Inc. and SAN of East Central Florida, Inc.; The Young Agency, Inc.; Layne & Associates, Ltd.; Agency of Insurance Professionals, Inc., CompVantage Insurance Agency, L.L.C., and Agency of Indian Programs Insurance, L.L.C.; Finwall & Associates Insurance, Inc.; The Connelly Insurance Group, Inc.; The Benefit Group, Inc.; Logan Insurance Agency, Inc. and Automobile Insurance Agency of Virginia, Inc.; Froehlich-Paulson-Moore, Inc. and M&J Buildings, LLC; McKinnon & Mooney, Inc.; and Raleigh, Schwarz & Powell, Inc.

     The acquisitions referenced above have been accounted for under the pooling-of-interests method of accounting, and accordingly, the Company's condensed consolidated financial statements have been restated for periods prior to the acquisitions to include the results of operations, financial positions and cash flows of those acquisitions.

Results of operations for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Note 2 - Acquisitions

     During the third quarter of 2002, the Company acquired certain assets and liabilities of three general insurance agencies and the outstanding stock of one general insurance agency, and rescinded the asset acquisition of Andersen Group, Ltd., which was completed during the second quarter of 2002.  The aggregate net purchase price was approximately $8,520,000, including $13,527,000 of net cash payments and issuance of notes payable in the amount of $470,000, and the receipt of $5,477,000 as a result of the rescission.  Additionally, $2,618,000 was paid during the quarter on the earn-out agreements of prior acquisitions.  The transactions have been included in the condensed consolidated financial statements since the date of each transaction.  These transactions are not material to the condensed consolidated financial statements individually or in the aggregate.

     During the second quarter of 2002, the Company acquired certain assets and liabilities of nine general insurance agencies and the outstanding stock of four general insurance agencies.  The aggregate purchase price was approximately $37,439,000, including $36,202,000 of net cash payments, issuance of notes payable in the amount of $853,000 and the assumption of $384,000 of liabilities.  Additionally, $1,032,000 was paid during the quarter on the earn-out agreements of prior acquisitions.  The results of these operations have been included in the condensed consolidated financial statements since the dates of each acquisition.  These acquisitions are not material to the condensed consolidated financial statements individually or in the aggregate.

     During the first quarter of 2002, the Company acquired certain assets and liabilities of five insurance agencies for approximately $2,231,000 in cash.  The results of these operations have been included in the condensed consolidated financial statements since the dates of each acquisition.  These acquisitions are not material to the condensed consolidated financial statements individually or in the aggregate.

     The preliminary allocation of the aggregate purchase price to the fair values of the assets acquired, including earn-out adjustments, through the first nine months of 2002 was as follows:  Purchased customer accounts - $24,669,000, Goodwill - $24,892,000, Noncompete agreements - $1,218,000, Acquisition costs - $231,000, and fixed assets and other miscellaneous net assets - $830,000.

Note 3 - Basic and Diluted Net Income Per Share

The following table sets forth the computation of basic net income per common share and diluted net income per common and common equivalent share (in thousands, except per-share data):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2002	2001	2002	2001

Net income	$20,178	$13,402	$61,741	$38,698
	=====	=====	=====	=====

Weighted average number of common shares
outstanding	68,266	62,575	66,979	62,398
Dilutive effect of stock options using the treasury
stock method	728	668	766	600
Weighted average number of common and common
equivalent shares outstanding	68,994	63,243	67,745	62,998
	=====	=====	=====	=====

Basic net income per share	$0.30	$0.21	$0.92	$0.62
	====	====	====	====
Diluted net income per common and common
equivalent share	$0.29	$0.21	$0.91	$0.61
	====	====	====	====

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

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets."  SFAS No. 142 provides for the non-amortization of goodwill.  Goodwill will now be subject to at least an annual assessment for impairment by applying a fair value-based test.  Other intangible assets will be amortized over their useful lives (other than indefinite life assets) and will be subject to a lower of cost or market impairment testing.  The Company has completed its transitional impairment test of goodwill as of January 1, 2002.  No impairment was identified as a result of the test.

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

     Other than the elimination of approximately $4,203,000 of annual goodwill amortization expense, the adoption of SFAS No. 142 had no impact on the results of operations and financial position of the Company for the quarter ended September 30, 2002.  Goodwill amortization expense for the three and nine months ended September 30, 2001 was approximately $927,000 and $2,663,000, respectively.  The following table provides a reconciliation of the September 30, 2001 reported net income to adjusted net income had SFAS No. 142 been applied as of January 1, 2001 (in thousands, except per share data):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2002	2001	2002	2001

Net income - as reported	$20,178	$13,402	$61,741	$38,698
Goodwill amortization, net of tax	-	570	-	1,638

Adjusted net income	$20,178	$13,972	$61,741	$40,336
	=====	=====	=====	=====

Net income Per Share - Basic Net income - as reported	$0.30	$0.21	$0.92	$0.62

Goodwill amortization, net of tax	-	$0.01	-	$0.03

Adjusted net income	$0.30	$0.22	$0.92	$0.65
	====	====	====	====
Net Income Per Share - Diluted Net income - as reported	$0.29	$0.21	$0.91	$0.61

Goodwill amortization, net of tax	-	0.01	-	0.03

Adjusted net income	$0.29	$0.22	$0.91	$0.64
	====	====	====	====

The changes in the net carrying amount of goodwill for the nine months ended September 30, 2002 are as follows (in thousands):

	Retail	National Programs	Services	Brokerage	Total

Balance as of December 31, 2001	$100,467	$12,276	$51	$ 180	$112,974

Goodwill acquired	19,182	-	5	5,705	24,892

Goodwill disposed	(647)	(271)	-	-	(918)

Balance as of September 30, 2002	$119,002	$12,005	$56	$5,885	$136,948
	======	=====	===	=====	======

Other intangible assets by asset class, net of accumulated amortization, are as follows (in thousands):

	Purchased Customer Accounts	Non- Compete Agreements	Acquisition Costs	Total
Balance as of December 31, 2001	$140,269	$14,097	$ 971	$155,337
	======	======	=====	======
Balance as of September 30, 2002	$155,091	$12,999	$1,009	$169,099
	======	======	====	======

Range of years amortized	10-40 years	3-15 years	3-15 years

     Amortization expense for amortizable intangible assets for the years ended December 31, 2002, 2003, 2004, 2005 and 2006 is estimated to be $13.7 million, $13.8 million, $13.5 million, $13.1 million, and $11.8 million, respectively.

Note 5 - Long-Term Debt

     In January 2001, the Company entered into a $90 million unsecured seven-year term loan agreement with a national banking institution, bearing an interest rate based upon the 30-, 60- or 90-day London Interbank Offered Rate (LIBOR) plus 0.50% to 1.00%, depending upon the Company's quarterly ratio of funded debt to earnings before interest, taxes, depreciation and amortization.  The 90-day LIBOR was 1.80% as of September 30, 2002.  The loan was fully funded on January 3, 2001 and as of September 30, 2002 had an outstanding balance of $67.5 million.  This loan is to be repaid in equal quarterly installments of $3.2 million through December 2007.

    To hedge the risk of increasing interest rates from January 2, 2002 through the remaining six years of its seven-year $90 million term loan, the Company entered into an interest rate swap agreement that effectively converted the floating LIBOR-based interest payments to fixed interest rate payments at 4.53%.  This agreement did not effect the required 0.50% to 1.00% credit risk spread portion of the term loan.  In accordance with SFAS No. 133, as amended, the Company recorded a liability as of September 30, 2002 for the fair value of the interest rate swap of approximately $2,033,000, net of taxes of approximately $1,273,000 with the related change in fair value reflected as other comprehensive income. As of December 31, 2001, the Company recorded a liability for the fair value of the interest rate swap of approximately $53,000, net of taxes of approximately $33,000.   The Company has designated and assessed the derivative as a highly effective cash flow hedge.

      The Company also has a revolving credit facility with a national banking institution that provides for available borrowings of up to $50 million, with a maturity date of October 2002, bearing an interest rate based upon the 30-, 60- or 90-day LIBOR plus 0.45% to 1.00%, depending upon the Company's quarterly ratio of funded debt to earnings before interest, taxes, depreciation and amortization.  A commitment fee of 0.15% to 0.25% per annum is assessed on the unused balance.  The 90-day LIBOR was 1.80% as of September 30, 2002. There were no borrowings against this facility at September 30, 2002 and the facility was not renewed upon its maturity date in October 2002.

     In 1991, the Company entered into a long-term unsecured credit agreement with a major insurance company that provided for borrowings at an interest rate equal to the prime rate (4.75% at September 30, 2002) plus 1.00%.  At September 30, 2002, the maximum amount of $1.0 million currently available for borrowings was outstanding.  In accordance with an August 1, 1998 amendment to the credit agreement, the outstanding balance will be repaid in August 2003.

     Acquisition notes payable represent debt incurred to former owners of certain agencies acquired by the Company.  These notes are payable in monthly and annual installments through February 2014, including interest in the range from 5.0% to 15.25%.  These acquisition notes payable as of September 30, 2002 had an outstanding balance of $13.2 million.

Note 6 - Contingencies

     The Company is not a party to any legal proceedings other than various claims and lawsuits arising in the normal course of business.  Management of the Company does not believe that any such claims or lawsuits, either individually or in the aggregate, will have a material effect on the Company's financial condition or results of operations.

Note 7 - Supplemental Disclosures of Cash Flow Information

	For the nine months ended September 30,
	2002	2001
Cash paid during the period for (in thousands):
Interest	$ 3,805	$ 3,884
Income taxes	35,153	23,067

The Company's significant non-cash investing and financing activities are as follows (in thousands):

	For the nine months ended September 30,
	2002	2001
Unrealized holding gain on available-for-sale securities, net
of tax effect of $223 for 2002 and $526 for 2001	$358	$822
Loss on cash flow-hedging derivatives, net of tax benefit of
$1,240 for 2002	(1,980)	-
Notes payable issued or assumed for purchased customer
accounts	1,323	32,145
Notes receivable on sale of fixed assets and customer
accounts	591	-

Note 8 - Comprehensive Income

The components of comprehensive income, net of related income tax, for the three and nine months ended September 30, 2002 and 2001 are as follows (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2002	2001	2002	2001
Net income	$20,178	$13,402	$61,741	$38,698
Net change in unrealized holding gain (loss)
available-for-sale securities	(1,035)	(428)	358	822
Net loss on cash flow-hedging derivative	(1,338)	-	(1,980)	-
Comprehensive income	$17,805	$12,974	$60,119	$39,520
	=====	======	=====	======

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

     Summarized financial information concerning the Company's reportable segments is shown in the following table.  The "Other" column includes corporate-related items, elimination of corporate charges and any income and expenses not allocated to reportable segments.

(in thousands)
Nine Months Ended September 30, 2002:	Retail	National Programs	Services	Brokerage	Other	Total

Total Revenues	$264,097	$36,577	$21,224	$17,740	$(3,043)	$336,595

Investment income	3,672	821	314	152	(2,737)	2,222
Interest expense	12,254	1,205	203	420	(10,526)	3,556
Depreciation	3,793	680	368	193	285	5,319
Amortization	8,144	1,735	28	170	117	10,194
Income before income taxes and minority interest	64,983	15,910	3,201	5,469	13,234	102,797

Total assets	503,031	122,069	11,430	59,535	16,632	712,697
Capital expenditures	4,944	303	216	301	364	6,128

(in thousands)
Nine Months Ended September 30, 2001:	Retail	National Programs	Services	Brokerage	Other	Total

Total Revenues	$215,162	$28,950	$18,508	$9,033	$(2,501)	269,152

Investment income	3,381	1,383	272	84	(2,207)	2,913
Interest expense	8,857	698	202	-	(4,932)	4,825
Depreciation	3,653	695	376	117	376	5,217
Amortization	9,345	1,642	15	40	529	11,571
Income before income taxes and minority interest	42,075	10,854	3,235	3,238	5,203	64,605

Total assets	306,676	111,774	8,190	25,554	23,080	475,274
Capital expenditures	3,254	260	340	327	3,586	7,767

Note 11 - Subsequent Events

     Effective November 1, 2002 the Company acquired certain assets and liabilities of Chartered Financial Services Corporation, the holding company for Cal-Surance Associates, Inc., United Network of Insurance Services, Inc., Sterling Reinsurance Intermediaries, Inc., and Lancer Claims Services, Inc., (Cal-Surance) all headquartered in Orange, California, for an aggregate purchase price of $63,995,000, plus the assumption of $515,000 of liabilities.

     This acquisition expands the Company's California presence to five locations, enhances its existing relationships with key insurance carriers, brings it new revenue opportunities and provides additional distribution partners for the Company's national programs.

     The Company's condensed consolidated statement of income does not include any results of Cal-Surance's operations since the acquisition was not effective until November 1, 2002.  The following unaudited pro forma results of operations of the Company give effect to the acquisition of Cal-Surance as though the transaction had occurred on January 1, 2001 (in thousands):

	Three months		Nine months
	ended September 30,		ended September 30,
	2002	2001	2002	2001

Total Revenues	$117,277	$95,805	$335,992	$285,771
	=====	=====	=====	=====
Net Income	$21,432	$14,314	$65,085	$40,685
	=====	=====	=====	=====
Net Income Per Share:
Basic	$0.31	$0.23	$0.97	$0.65
	====	====	====	====
Diluted	$0.31	$0.23	$0.96	$0.65
	====	====	====	====

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
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

Results of Operations

     Net Income.  Net income for the third quarter of 2002 was $20.2 million or $0.29 per share, compared with net income in the third quarter of 2001 of $13.4 million, or $0.21 per share, a 38.1% increase on a per-share basis.  Net income for the nine months ended September 30, 2002 was $61.7 million, or $0.91 per share, compared with net income for the comparable period in 2001 of $38.7 million, or $0.61 per share, a 49.2% increase on a per-share basis.

     Commissions and Fees.  Commissions and fees for the third quarter of 2002 increased $20.7 million, or 23.2%, over the third quarter of 2001.  Approximately $13.3 million of this increase represents revenues from acquired agencies, with the remainder due mainly to net new business production and higher renewal commissions.  Excluding the effects of acquisitions, divestitures, and $0.5 million of certain workers' compensation commissions, core commissions and fees increased 11.2% over the third quarter of 2001.  The $0.5 million of commissions were from a Florida-based workers' compensation insurance carrier that changed its agency commission payment policy from paying on a monthly basis to an annual basis.  These workers' compensation commissions were earned and collected in the first quarter of 2002 but the comparable prior year's commissions were earned and collected in the third quarter.  The term "core commissions and fees" excludes contingent or profit sharing commissions, and represents the revenues earned directly from each specific insurance policy sold or from fee-based services rendered.

     Commissions and fees for the nine months ended September 30, 2002 increased $70.3 million, or 26.6%, over the same period in 2001.  Approximately $39.3 million of this increase represents revenues from acquired agencies, with the remainder due mainly to new business production and higher renewal commissions. Excluding the effects of acquisitions, divestitures, and certain workers' compensation commissions, core commissions and fees increased 11.9% over the comparable nine-month period in 2001.

      Investment Income.  Investment income for the three and nine months ended September 30, 2002 increased $0.3 million and decreased $0.7 million, respectively, from the same periods in 2001.  The reduction in investment income during the nine-month period of 2002 was primarily due to lower investment yields.

     Other (Loss) Income.  Other (loss) income primarily includes gains and losses from the sales of customer accounts and other assets.  For the three- and nine-month periods ended September 30, 2002, we incurred net losses of $0.1 million and $0.5 million, respectively, which were primarily related to sales of various books of business and the termination of a program within our Commercial Program group.  The gain recognized in the nine month period ended September 30, 2001 was primarily due to the sale of some automotive-related program business.

     Employee Compensation and Benefits.  Employee compensation and benefits increased 13.9% and 17.0% during the three- and nine-month periods ended September 30, 2002 over the same periods in 2001, respectively.  These increases primarily relate to the addition of new employees from the acquisitions completed since October 1, 2001, and the increased producer compensation resulting from higher commission revenues.  Employee compensation and benefits as a percentage of total revenue decreased to 48.4% for the third quarter of 2002 from the 52.3% ratio for the third quarter of 2001.  For the nine-month period ended September 30, 2002, the ratio dropped to 48.9% from the 52.2% ratio of the comparable 2001 period.  The improved ratios for both the three- and nine-month periods are the result of the continued assimilation of the acquisitions completed in 2001 into our standard compensation program and assisted by higher profit-sharing revenues received from insurance carriers during 2002.  We had 3,181 employees as of September 30, 2002, compared with 2,733 employees as of September 30, 2001.

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

      Non-cash stock grant compensation expense for the third quarter of 2002 increased $1.0 million, or 200.4%, over the third quarter of 2001.  For the nine-month period ended September 30, 2002, non-cash stock grant compensation expense increased $1.6 million, or 105.5%, over the same period in 2001.  These increases are primarily the result of more granted shares being outstanding during the 2002 periods than were outstanding during the same periods in 2001 and the accelerated vesting of some granted shares as a result of the deaths of two employees.

     Other Operating Expenses.  Other operating expenses for the third quarter of 2002 increased $2.6 million, or 19.5%, over the third quarter of 2001, primarily due to the acquisitions completed since October 1, 2001.  For the nine months ended September 30, 2002, other operating expenses increased $6.3 million, or 15.4%, over the comparable period in 2001.  Other operating expenses as a percentage of total revenue for the third quarter of 2002 decreased to 14.3%, compared with 14.7% for the third quarter of 2001.  For the nine months ended September 30, 2002, other operating expenses as a percentage of total revenue decreased to 14.0%, compared with 15.2% for the same period in 2001.  This is attributable to that fact that while the 2001 ratios were negatively impacted by approximately one percentage point due to the higher operating cost of the acquisitions accounted for under the pooling-of-interests method of accounting, the 2002 ratios were positively impacted by the increased contingent or profit sharing commissions received during 2002.

     Amortization.   Amortization expense for the third quarter of 2002 decreased $0.6 million, or 13.8%, from the third quarter of 2001.  For the nine months ended September 30, 2002, amortization expense decreased $1.4 million, or 11.9% from the same period in 2001.  These decreases are due to the elimination of $0.9 million and $2.7 million of goodwill amortization for the three- and nine-month periods in 2002, respectively, in accordance with Financial Accounting Standard Board Opinion No. 142 "Goodwill and Other Intangible Assets".

     Depreciation.   Depreciation increased 4.7% and 2.0% from the prior year three- and nine-month periods ended September 30, 2001, respectively, due primarily to the acquisitions completed since October 1, 2001.

Segment Information

As discussed in Note 10 to our condensed consolidated financial statements, we operate in four business segments: the Retail, National Programs, Services and Brokerage Divisions.

The "Other" column in Note 10 includes corporate-related items such as interest income and interest expense allocations, and any income and expenses not allocated to the four reportable segments.

     The Retail Division is our insurance agency business, which provides a broad range of insurance products and services to commercial, governmental, professional, associational and individual clients.  The Retail Division's total revenues during the three- and nine-month periods ended September 30, 2002 increased 20.4%, or $14.6 million, to $86.0 million, and 22.7%, or $48.9 million, to $264.1 million over the same periods in 2001, respectively.  Of these increases, approximately $10.9 million and $31.8 million for the three- and nine-month periods, respectively, related to commissions and fees from acquisitions accounted for under the purchase method of accounting that had no comparable revenues in the same periods of 2001. The remaining increases are primarily due to net new business growth, which benefited from continued rising premium rates from the corresponding periods in 2001. Excluding acquisitions and divestitures and certain workers' compensation commissions, core commissions and fees for the Retail Division increased 9.4% and 8.3% for the three and nine-month periods ended September 30, 2002, respectively, over the comparable periods of 2001.  Income before income taxes and minority interest in the three- and nine-month periods ended September 30, 2002 increased 47.4%, or $6.2 million, to $19.3 million, and 54.4%, or $22.9 million, to $65.0 million over the same periods in 2001, respectively.  These increases are due to higher revenues, increases in premium rates and improved cost structure related to the entities acquired during 2001 under the pooling-of-interests method of accounting.

     The National Programs Division is comprised of two units:  Professional Programs, which provides professional liability and related package products for certain professionals delivered through nationwide networks of independent agents; and Special Programs, which markets targeted products and services designated for specific industries, trade groups and market niches.  Total revenues for the three- and nine-month periods ended September 30, 2002 increased 17.4%, or $1.7 million, to $11.8 million, and 26.3%, or $7.6 million, to $36.6 million over the same periods in 2001, respectively.  Of these increases, $0.6 million and $3.4 million for the three- and nine-month periods, respectively, related to revenues from acquired entities. The remaining $1.1 million and $4.2 million of increased revenues for the respective three- and nine-month periods of 2002 related to net new business growth.  Excluding acquisitions and divestitures, core commissions and fees for the three- and nine-month periods ended September 30, 2002 for Professional Programs and Special Programs increased 9.1% and 8.9%, and 12.6% and 20.2%, respectively, over the comparable 2001 periods.  Income before income taxes and minority interest for the three- and nine-month periods ended September 30, 2002 increased 35.8%, or $1.3 million, to $5.1 million, and 46.6%, or $5.1 million, to $15.9 million, respectively, over the same period in 2001.  These increases are due primarily to net increases in revenues.

     The Services Division provides insurance-related services, including third-party administration, consulting for the workers' compensation and employee benefit self-insurance markets and managed healthcare services.  Unlike our other segments, the majority of the Services Division's revenues are fees, which are not significantly affected by fluctuations in general insurance premiums.  The Service Division's total revenues in the three- and nine-month periods ended September 30, 2002 increased 17.1%, or $1.1 million, to $7.4 million, and 14.7%, or $2.7 million, to $21.2 million over the same periods of 2001, respectively.  Of these increases, $0.2 million and $0.9 million for the three- and nine-month periods, respectively, related to revenues from acquired entities.  Excluding acquisitions and divestitures, core commissions and fees for the Services Division increased 14.2% and 10.3% for the three- and nine-month periods ended September 30, 2002, respectively, over the comparable periods in 2001.  Income before income taxes and minority interest in the three- and nine-month periods ended September 30, 2002 increased 17.7%, to $1.2 million, and decreased 1.1%, to $3.2 million, respectively, from the same periods in 2001.  The increase for the third quarter of 2002 was driven primarily by the net new business revenues.

     The Brokerage Division markets and sells excess and surplus commercial insurance and reinsurance, primarily through independent agents and brokers.  Total Brokerage revenues in the three- and nine-month periods ended September 30, 2002 increased 110.1%, or $3.3 million, to $6.3 million, and 96.4%, or $8.7 million, to $17.7 million, respectively, over the same periods of 2001.  Of these increases, $1.6 million and $3.3 million for the three- and nine-month periods, respectively, relate to revenues from acquired entities.  Excluding acquisitions and divestitures, core commissions and fees for the Brokerage Division increased 51.3% and 61.3% for the three- and nine-month periods ended September 30, 2002 respectively, over the comparable periods in 2001.  Income before income taxes and minority interest in the three- and nine-month periods ended September 30, 2002 increased 81.3% to $1.5 million, and 68.9% to $5.5 million, respectively.  The increases are due mainly to the strong revenue growth.

Liquidity and Capital Resources

     Our cash and cash equivalents of $145.0 million at September 30, 2002 increased by $129.0 million, from $16.0 million at December 31, 2001.  For the nine-month period ended September 30, 2002, $68.1 million of cash was provided from operating activities, and $149.4 million was raised from selling 5,000,000 shares of additional common shares in a follow-on stock offering in March 2002.  During the first nine months of 2002, $50.5 million was used to acquire other agencies or books of business, $6.1 million was used for additions to fixed assets, $19.2 million was used for payments on long-term debt, $10.1 million was used to repurchase Company common stock, and $9.5 million was used for payment of dividends.  The current ratio at September 30, 2002 was 1.35, compared with 0.78 at December 31, 2001.

As of September 30, 2002, our contractual cash obligations were as follows (in thousands):

		Payments Due by Period
		______________________________________
Contractual Cash Obligations	Total	Less than 1 Year	1- 3 Years	4-5 Years	After 5 Years
Long-Term Debt	$81,656	$19,428	$31,824	$26,644	$ 3,760
Capital Lease Obligations	37	28	9	-	-
Other Long Term Liabilities	8,460	1,967	1,030	1,259	4,204
Operating Leases	43,358	13,380	18,165	7,449	4,364
Maximum Future Acquisition Contingency Payments	27,635	18,844	8,791	-	-

Total Contractual Cash Obligations	$161,146	$53,647	$59,819	$35,352	$12,328
	======	=====	======	======	======

     In January 2001, we entered into a $90 million unsecured seven-year term loan agreement with a national banking institution, bearing an interest rate based upon the 30-, 60- or 90-day London Interbank Offered Rate (LIBOR) plus 0.50% to 1.00% depending upon our quarterly ratio of funded debt to earnings before interest, taxes, depreciation and amortization.  The 90-day LIBOR was 1.80% as of September 30, 2002.  The loan was fully funded on January 3, 2001 and as of September 30, 2002 had an outstanding balance of $67.5 million.  This loan is to be repaid in equal quarterly installments of $3.2 million through December 2007.

     To hedge the risk of increasing interest rates from January 2, 2002 through the remaining six years of its seven-year $90 million term loan, we entered into an interest rate swap agreement that effectively converted the floating LIBOR-based interest payments to fixed interest rate payments at 4.53%.  This agreement did not effect the required 0.50% to 1.00% credit risk spread portion of the term loan.  In accordance with SFAS No. 133, as amended, we recorded a liability as of September 30, 2002 for the fair value of the interest rate swap of approximately $2,033,000, net of taxes of approximately $1,273,000.  As of December 31, 2001, we recorded a liability for the fair value of the interest rate swap of approximately $53,000, net of taxes of approximately $33,000.   We have designated and assessed the derivative as a highly effective cash flow hedge.

     Neither the Company nor its subsidiaries have even incurred off-balance sheet obligations through the use of, or investment in, off-balance sheet derivative financial instruments or structured finance or special purpose entities organized as corporations, partnerships or limited liability companies or trusts.

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

     Our investment portfolio was valued at $10,059,000 as of September 30, 2002.   This represents approximately 1.4% of total our assets at that date.  The majority of the portfolio is comprised of various equity investments.  The market value changes are accounted for in the Other Comprehensive Income in the equity section of the balance sheet.  Earnings on investments are not significant to the results of operations; therefore, any changes in interest rates and dividends would have a minimal effect on future net income.

     The majority of the our total long-term debt as of September 30, 2002 is either subject to fixed rates of interest or tied to a fixed interest rate swap agreement.  As discussed in Note 5 to our condensed, consolidated financial statements, the largest single obligation of $67.5 million is tied to an interest rate swap agreement that effectively converted the floating LIBOR-based interest payments to fixed interest rate payments at 4.53%, excluding the required 0.50% to 1.00% credit risk spread portion of the term loan.  A $1.0 million variable rate debt relates to a credit agreement with a major insurance company and bears an interest rate of prime plus 1%.  The remaining $13.2 million of long-term debt is subject to fixed rates of interest. This fixed rate debt matures in various increments from 2002-2014.  These fixed rate liabilities have been discounted at rates that approximate our current borrowing rates and, as a result, the fair value of these liabilities approximates their carrying value at September 30, 2002.  A hypothetical 1% change in interest rates would not have a material effect on our consolidated net income or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

      Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15a-14(c)) as of a date within 90 days before the filing date of this quarterly report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in providing them with material information required to be disclosed in reports filed by the Company under the Exchange Act.

      Changes in Internal Controls.  There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

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

Exhibit 10b -

Asset Purchase Agreement, dated September 11, 2000, among the Company, Riedman Corporation and Riedman Corporation's Shareholders (incorporated by reference to the Company's Quarterly Report on Form 10-Q dated November13, 2000).

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

Exhibit 10e -

Agency Agreement dated January 1, 1979 among the Company, Whiting National Management, Inc., and Pennsylvania Manufacturers' Association Insurance Company (incorporated by reference to Exhibit 10h to Registration Statement No. 33-58090 on Form S-4).

	Exhibit 10f(1) -	Deferred Compensation Agreement, dated May 6, 1998, between the Company and Kenneth E. Hill (incorporated by reference to Exhibit 10l to Form 10-Q for the quarter ended September 30, 1998).

	Exhibit 10f(2) -	Letter Agreement, dated May 6, 1998, between the Company and Kenneth E. Hill (incorporated by reference to Exhibit 10m to Form 10-Q for the quarter ended September 30, 1998).

	Exhibit 10g -	Employment Agreement, dated as of July 29, 1999, between the Company and J. Hyatt Brown (incorporated by reference to Exhibit 10f to Form 10-K for the year ended December 31, 1999).

	Exhibit 10h -	Portions of Employment Agreement, dated April 28, 1993 between the Company and Jim W. Henderson (incorporated by reference to Exhibit 10m to Form 10-K for the year ended December 31, 1993).

	Exhibit 10i -	Employment Agreement, dated May 6, 1998 between the Company and Kenneth E. Hill (incorporated by reference to Exhibit 10k to Form 10-Q for the quarter ended September 30, 1998).

	Exhibit 10j -	Employment Agreement, dated January 3, 2001 between the Company and John R. Riedman (incorporated by reference to Exhibit 10j to Form 10-K for the year ended December 31, 2000).

Exhibit 10k -

Noncompetition, Nonsolicitation and Confidentiality Agreement, effective as of January 1, 2001 between the Company and John R. Riedman (incorporated by reference to Exhibit 10l to form 10-K for the year ended December 31, 2000).

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

	Exhibit 10n(1) -	Company's 2000 Incentive Stock Option Plan (incorporated by reference to Exhibit 4 to Registration Statement No. 333-43018 on Form S-8 filed on August 3, 2000).

	Exhibit 10n(2) -	Company's Stock Performance Plan (incorporated by reference to Exhibit 4 to Registration Statement No. 333-14925 on Form S-8 filed on October 28, 1996).

	Exhibit 10o -	Rights Agreement, dated as of July 30, 1999, between the Company and First Union National Bank, as Rights Agent (incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 2, 1999).

Exhibit 10p -

International Swap Dealers Association, Inc. Master Agreement dated as of December 5, 2001 between SunTrust Bank and the Company and letter agreement dated December 6, 2001, regarding confirmation of interest rate transaction (incorporated by reference to Exhibit 10p to form 10-K for the year ended December 31, 2001).

Exhibit 10q -

Asset Purchase Agreement, effective October 3, 2001, by and among Brown & Brown of Lehigh Valley, Inc., Apollo Financial Corporation, William H. Lehr and Patsy A. Lehr (incorporated by reference to Exhibit 10q to form 10-K for the year ended December 31, 2001).

	Exhibit 99.1	J. Hyatt Brown's Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 99.2	Cory T. Walker's Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	REPORTS ON FORM 8-K

      The Company also filed a current report on Form 8-K on August 13, 2002.  This current report reported (a) Item 9 which announced that the Company submitted to the Securities and Exchange Commission certifications by its Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company's report on Form 10-Q for the quarter ended June 30, 2002, and (b) Item 7, which was attached as Exhibit 99.1 the Certification of J. Hyatt Brown, Chief Executive Officer of the Company and Exhibit 99.2 the Certification of Cory T. Walker, Chief Financial Officer of the Company.

     The Company filed a current report on Form 8-K on November 12, 2002.  This current report reported Item 5 which announced that the Company had completed the previously announced asset acquisition of Cal-Surance Associates, Inc., United Network of Insurance Services, Inc., Sterling Reinsurance Intermediaries, Inc., Lancer Claims Service, Inc., and Chartered Financial Services Corp., each headquartered in Orange, California, effective November 1, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN & BROWN, INC.

DATE: November 13, 2002	By: /s/ Cory T. Walker
Cory T. Walker Vice President, Chief Financial Officer and Treasurer (duly authorized officer, principal financial officer and principal accounting officer)

Certification by the Chief Executive Officer

Pursuant to Sarbanes-Oxley Section 302(a)

I, J. Hyatt Brown, certify that:

  I have reviewed this quarterly report on Form 10-Q of Brown & Brown, Inc.;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002

By: J. HYATT BROWN

J. Hyatt Brown

Chief Executive Officer

Certification by the Chief Financial Officer

Pursuant to Sarbanes-Oxley Section 302(a)

I, Cory T. Walker, certify that:

  I have reviewed this quarterly report on Form 10-Q of Brown & Brown, Inc.;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002

By: CORY T. WALKER

Cory T. Walker

Chief Financial Officer