Form 10-K
period 2002-12-31
BROWN & BROWN INC
filed 2003-03-24
CIK 79282

==========================================================================
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2002
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

Registrant's telephone number, including area code: (386) 252-9601
Registrant's Website: www.bbinsurance.com

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which Registered
__________________________________	_____________________________________
COMMON STOCK, $0.10 PAR VALUE	NEW YORK STOCK EXCHANGE
RIGHTS TO PURCHASE COMMON STOCK	NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act: None
________________________

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes [ ] No [ X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant (i.e., other than directors, officers, or holders of more than 5% of the Registrant's common stock) computed by reference to the last reported price at which the stock was sold on March 18, 2003, was $30.46.

The number of shares of the Registrant's common stock, $.10 par value, outstanding as of March 18, 2003 was 68,096,951.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 2002 Annual Report to Shareholders are incorporated by reference into Parts I and II of this Report.  With the exception of those portions which are incorporated by reference, the Registrant's Annual Report to Shareholders is not deemed filed as part of this Report.

Portions of the Registrant's Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.
==============================================================================

BROWN & BROWN, INC.

FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2002

PART I

ITEM 1.	Business

Disclosure Regarding Forward-Looking Statements

We make "forward-looking statements" within the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995 throughout this report and in the documents we incorporate by reference into this report.  You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," "plan" and "continue" or similar words.  We have based these statements on our current expectations about future events.  Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, our actual results may differ materially from what we currently expect.  Important factors which could cause our actual results to differ materially from the forward-looking statements in this report include:

-material adverse changes in economic conditions in the markets we serve;

-future regulatory actions and conditions in the states in which we conduct our business;

-competition from others in the insurance agency and brokerage business;

-the integration of our operations with those of businesses or assets we have acquired or may acquire in the future and the failure to realize the expected benefits of such integration; and

-other risks and uncertainties as may be detailed from time to time in our public announcements and Securities and Exchange Commission filings.

You should carefully read this report completely and with the understanding that our actual future results may be materially different from what we expect.  All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

We do not undertake any obligation to publicly update or revise any forward-looking statements.

General

We are the largest insurance agency and brokerage headquartered in the southeastern United States and the sixth largest in the country, based on 2001 total revenues. The name of the company following the 1993 combination of Brown & Brown, Inc., which commenced doing business in 1939, and Poe & Associates, Inc., which commenced doing business in 1959, was Poe & Brown, Inc. The name was changed to Brown & Brown, Inc. in 1999.

We market and sell to our customers insurance products and services, primarily in the property and casualty area. As an agent and broker, we do not assume underwriting risks. Instead, we provide our customers with quality insurance contracts, as well as other targeted, customized risk management products.

We are compensated for our services primarily by commissions paid by insurance companies and fees paid by customers for certain services. The commission is usually a percentage of the premium paid by the insured. Commission rates generally depend upon the type of insurance, the particular insurance company and the nature of the services provided by us. In some cases, a commission is shared with other agents or brokers who have acted jointly with us in a transaction. We may also receive from an insurance company a contingent commission that is generally based on the profitability and volume of business placed with it by us over a given period of time. Fees are principally generated by our Services Division, which offers third-party administration, benefit consulting and managed healthcare services primarily in the workers' compensation and employee benefit markets. The amount of our income from commissions and fees is a function of, among other factors, continued new business production, retention of existing customers, acquisitions and fluctuations in insurance premium rates and insurable exposure units.

Premium pricing within the property and casualty insurance underwriting industry has historically been cyclical, displaying a high degree of volatility based on prevailing economic and competitive conditions. From the mid-1980s through 1999, the property and casualty insurance industry experienced a "soft market" during which the underwriting capacity of insurance companies expanded, stimulating an increase in competition and a decrease in premium rates and related commissions. The effect of this softness in rates on our revenues was somewhat offset by our acquisitions and new business production. As a result of increasing "loss ratios" (the comparison of incurred losses plus adjustment expense against earned premiums) of insurance companies through 1999, there was a general increase in premium rates beginning in the first quarter of 2000 and continuing through the fourth quarter of 2002. Although premium increases vary by line of business, geographical region, insurance company and specific underwriting factors, we believe this was the first time since 1987 that we operated in an environment of increased premiums for three consecutive years.  While we cannot predict the timing or extent of premium pricing changes as a result of market fluctuations or their effect on our operations in the future, we believe that premium rates will continue to increase through at least 2003.

Beginning in 1993 through 2002, we acquired 118 insurance agency operations (excluding acquired books of business) that had aggregate estimated annual revenues of $302.0 million for the 12 calendar months immediately following the date of acquisition.  Of these, 32 operations were acquired during 2002, with aggregate estimated annual revenues of $62.0 million for the 12 calendar months immediately preceding the date of acquisition.  Additionally, 26 operations were acquired during 2001, with aggregate estimated annual revenues of $148.0 million for the 12 calendar months immediately following the date of acquisition, including our asset acquisition of the insurance agency business-related assets of Riedman Corporation, effective January 1, 2001, with estimated annual revenues of $54.0 million for the 12 calendar months immediately following the date of acquisition. The large number of acquisitions in 2001 was largely due to the then-anticipated elimination of pooling-of-interests accounting for stock acquisitions, which encouraged the shareholders of certain agencies, especially "C" corporations, to accelerate the sale of their stock to us. As of December 31, 2002, our activities were conducted in 135 locations in 30 states as follows

Florida..................	37	Arkansas................	2
New York............	19	Connecticut............	2
Virginia................	8	Minnesota..............	2
South Carolina......	6	Pennsylvania..........	2
California.............	5	Tennessee..............	2
Colorado..............	5	Illinois....................	1
Georgia................	5	Indiana...................	1
Louisiana..............	5	Iowa......................	1
North Dakota.......	5	Michigan................	1
New Jersey.........	4	Missouri.................	1
Texas..................	4	Nevada..................	1
Arizona................	3	North Carolina........	1
New Mexico........	3	Ohio.......................	1
Oklahoma............	3	Wisconsin...............	1
Washington..........	3	Wyoming................	1

Our business is divided into four reportable segments: (1) the Retail Division; (2) the National Programs Division; (3) the Services Division; and (4) the Brokerage Division. The Retail Division provides a broad range of insurance products and services to commercial, governmental, professional and individual customers. The National Programs Division is comprised of two units: Professional Programs, which provides professional liability and related package products for certain professionals; and Special Programs, which markets targeted products and services designated for specific industries, trade groups and market niches. These programs and products are marketed and sold primarily through independent agencies and agents across the United States. For these programs, we receive an "override commission," which is a commission based upon the commissions generated by these independent agencies. The Services Division provides insurance-related services, including third-party administration, consulting for the workers' compensation and employee benefit self-insurance markets and managed healthcare services. The Brokerage Division markets and sells excess and surplus commercial insurance and reinsurance, primarily through independent agents and brokers. In 2002, we generated commission and fee revenues of $452.3 million.

The following table sets forth a summary of (1) the commission and fee revenues generated by each of our reportable segments for 2002, 2001 and 2000, and (2) the percentage of our total commission and fee revenues represented by each segment for each such period:

(in thousands, except percentages)	2002	%	2001	%	2000	%

Retail Division(1).......................	$342,331	75.7%	$281,118	78.2%	$195,222	75.6%
National Programs Division........	57,764	12.8	42,176	11.7	34,011	13.2
Services Division.......................	28,149	6.2	24,509	6.8	21,299	8.2
Brokerage Division....................	24,045	5.3	11,894	3.3	7,777	3.0
Total....................................	$452,289	100.0%	$359,697	100.0%	$258,309	100.0

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

DIVISIONS

Retail Division

As of December 31, 2002, our Retail Division operated in 28 states and employed approximately 2,493 persons. Our retail insurance agency business provides a broad range of income products and sources to commercial, governmental, professional and individual customers. The categories of insurance principally sold by us are: Property insurance against physical damage to property and resultant interruption of business or extra expense caused by fire, windstorm or other perils; and Casualty insurance relating to legal liabilities, workers' compensation, commercial and private passenger automobile coverages, and fidelity and surety insurance. We also sell and service group and individual life, accident, disability, health, hospitalization, medical and dental insurance.

No material part of our retail business is attributable to a single client or a few customers. During 2002, commissions and fees from our largest single Retail Division customer represented less than one percent of the Retail Division's total commission and fee revenues.

In connection with the selling and marketing of insurance coverages, we provide a broad range of related services to our customers, such as risk management surveys and analysis, consultation in connection with placing insurance coverages and claims processing. We believe these services are important factors in securing and retaining customers.

National Program Division

As of December 31, 2002, our National Programs Division employed approximately 316 persons. Our National Programs Division consists of two units: Professional Programs and Special Programs.

Professional Programs.  Professional Programs provides professional liability and related package products for certain professionals delivered through nationwide networks of independent agents. Professional Programs tailors insurance products to the needs of a particular professional group, negotiates policy forms, coverages and commission rates with an insurance company and, in certain cases, secures the formal or informal endorsement of the product by a professional association. The professional groups serviced by the National Programs Division include dentists, lawyers, physicians, optometrists, opticians, insurance agents and real estate agents.  The professional medical-related programs are marketed and sold primarily through a national network of independent agencies, while the professional liability programs of our CalSurance operations in Orange, California are marketed and sold directly to our insured customers.  We also market a variety of these products through certain of our retail offices. Under agency agreements with the insurance companies that underwrite these programs, we often have authority to bind coverages, subject to established guidelines, to bill and collect premiums and, in some cases, to process claims.

Below are brief descriptions of the programs offered to these major professional groups:

•

Dentists:  The Professional Protector Plan® is a package insurance policy that provides comprehensive coverage for dentists, dental schools and dental students, including practice protection and professional liability. This program, initiated in 1969, is endorsed by a number of state and local dental societies and is offered in 49 states, the District of Columbia, the U.S. Virgin Islands and Puerto Rico.

•

Lawyers:  We began marketing lawyers' professional liability insurance in 1973, and the national Lawyer's Protector Plan® was introduced in 1983. This program is presently offered in 47 states, the District of Columbia and Puerto Rico.

•

Physicians:  We market professional liability insurance for physicians, surgeons and other health care providers through a program known as the Physicians Protector Plan®. This program, initiated in 1980, is currently offered in five states.  The contract with the underwriting company on this program expires in March 2003.  We are actively seeking a replacement carrier, but there is no assurance that one will be found.

•

Optometrists and Opticians:  The Optometric Protector Plan® ("OPP®") and the Optical Services Protector Plan® ("OSPP®") were created in 1973 and 1987, respectively, to provide optometrists and opticians with a package of practice and professional liability coverage. These programs insure optometrists and opticians in all 50 states and Puerto Rico.

•

CalSurance:  CalSurance provides professional liability programs to insurance agents, financial advisors, security broker dealers, real estate brokers, title agents and home inspectors.  CalSurance also sells commercial insurance packages directly to customers in certain industry niches, including entertainment, destination resort hotels, Asian business owners, pizza operators, plus others.  An important aspect of CalSurance is its Lancer Claims Services which provides specialty claims administrations for insurance companies involved with CalSurance product lines.

Special Programs.  Special Programs markets targeted products and services designated for specific industries, trade groups and market niches.  All of the Special Programs, except for the Parcel Insurance Plan®, are marketed and sold primarily through independent agents.  Parcel Insurance Plan® markets and sells its insurance product directly to the insured customers.  Under agency agreements with the insurance companies that underwrite these programs, we often have authority to bind coverages, subject to established guidelines, to bill and collect premiums and, in some cases, to process claims.

Below are brief descriptions of the Special Programs:

•

Florida Intracoastal Underwriters, Limited Company ("FIU") is a managing general agency that specializes in providing insurance coverage for coastal and inland high-value condominiums and apartments. FIU has developed a specialty reinsurance facility to support the underwriting activities associated with these risks. One of our wholly-owned subsidiaries had a 75% ownership interest in FIU through December 31, 2002.  Effective January 1, 2003, that subsidiary acquired the remaining 25% ownership interest in FIU.

•

Parcel Insurance Plan® ("PIP®") is a specialty insurance agency providing insurance coverage to commercial and private shippers for small packages and parcels with insured values of less than $25,000 each.

•	Program Management Services is a managing general agent that offers unique property and casualty insurance products targeted at governmental entities on a national basis.

•	AFC offers commercial insurance package products to social services organizations in 11 states.

•	Commercial Programs serves the insurance needs of certain specialty trade/industry groups. Programs offered include:

	•	Manufacturers Protector Plan®. Introduced in 1997, this program provides specialized coverages for manufacturers, with an emphasis on selected niche markets.

	•	Wholesalers & Distributors Preferred Program®. Introduced in 1997, this program provides property and casualty protection for businesses principally engaged in the wholesale-distribution industry.

	•	Railroad Protector Plan®. Also introduced in 1997, this program is designed for contractors, manufacturers and other entities that service the needs of the railroad industry.

	•	Environmental Protector Plan®. Introduced in 1998, this program provides a variety of specialized coverages primarily to municipal Mosquito Control and Water Control Districts.

	•	Food Processors Preferred Program(SM). This program, introduced in 1998, provides property and casualty insurance protection for businesses involved in the handling and processing of various foods.

During 2001, we discontinued the following Commercial Programs due to loss of underwriting insurance companies:  Towing Operators Protector Plan®; Automobile Dealers Protector Plan®; Automobile Transporters Protector Plan®; Automotive Aftermarket Protector Plan®; High-Tech Target Program(SM)   and Assisted Living Facilities Protector Plan®.  We are currently evaluating the continued viability of these and certain other programs.

Service Division

At December 31, 2002, our Services Division employed approximately 311 persons and consisted of subsidiaries that provide the following services: (1) insurance-related services as a third-party administrator and consultant for employee health and welfare benefit plans; (2) insurance-related services providing comprehensive risk management and third-party administration to insurance entities and self-funded or fully-insured workers' compensation and liability plans; and (3) certified managed care and utilization management services for both insurance programs and self-funded plans.

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

The Services Division's workers' compensation and liability third-party administration includes claim administration, access to major reinsurance markets, cost containment consulting, services for secondary disability and subrogation recoveries and risk management services such as loss control. In 2002, our largest workers' compensation contract represented approximately 33.4% of our workers' compensation third-party administration revenues, or approximately 1.2% of our total commission and fee revenues. In addition, the Services Division provides managed care services certified by the American Accreditation Health Care Commission, which include medical networks, case management and utilization review services.

Brokerage Division

The Brokerage Division markets excess and surplus commercial insurance and reinsurance to retail agencies primarily in the southeastern United States, as well as throughout the United States, including through our Retail Division. The Brokerage Division represents various U.S. and U.K. surplus lines companies and is also a Lloyd's of London correspondent. In addition to surplus lines insurance companies, the Brokerage Division represents admitted insurance companies for smaller agencies that do not have access to large insurance company representation. Excess and surplus products include commercial automobile, garage, restaurant, builder's risk and inland marine lines. Difficult-to-insure general liability and products liability coverages are a specialty, as is excess workers' compensation coverage. Retail agency business is solicited through mailings and direct contact with retail agency representatives. At December 31, 2002, the Brokerage Division employed approximately 201 persons.

In September 2001, we established Brown & Brown Re, Inc., a subsidiary based in Stamford, Connecticut that specializes in treaty and facultative reinsurance brokerage services.

Employees

At December 31, 2002, we had approximately 3,384 employees. We have contracts with our sales employees and certain other employees that include provisions restricting their right to solicit our customers and employees after termination of employment with us. The enforceability of such contracts varies from state to state depending upon state statutes, judicial decisions and factual circumstances. The majority of these contracts are terminable by either party; however, the agreements not to solicit our customers and employees generally continue for a period of two or three years after employment termination.

None of our employees is represented by a labor union, and we consider our relations with our employees to be satisfactory.

Competition

The insurance agency and brokerage business is highly competitive, and numerous firms actively compete with us for customers and insurance companies. Although we are the largest insurance agency and brokerage headquartered in the southeastern United States and were ranked in 2002, based on 2001 revenues, as the nation's sixth largest by Business Insurance magazine, a number of firms with substantially greater resources and market presence compete with us in the southeastern United States and elsewhere. This situation is particularly pronounced outside of Florida. Competition in the insurance business is largely based on innovation, quality of service and price.

A number of insurance companies are engaged in the direct sale of insurance, primarily to individuals, and do not pay commissions to third-party agents and brokers. In addition, the Internet continues to be a source for direct placement of personal lines business. To date, such direct writing has had little effect on our operations, primarily because our Retail Division is commercially oriented.

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

We lease our executive offices, which are located at 220 South Ridgewood Avenue, Daytona Beach, Florida 32114, and 401 East Jackson Street, Suite 1700, Tampa, Florida 33602. We lease offices at every location with the exception of our; Washington, New Jersey; Dansville, Hornell and Jamestown, New York; and Grand Forks, North Dakota offices, where we own the buildings. In addition, we own buildings in Loreauville and Scott, Louisiana where we no longer have offices, as well as a parcel of undeveloped property outside of Lafayette, Louisiana and an office condominium in Sarasota, Florida.  There is a mortgage on the Grand Forks, North Dakota building with an outstanding balance as of December 31, 2002 of $0.1 million. There are no outstanding mortgages on our other owned properties. Set forth below is information relating to our office locations as of December 31, 2002, summarized by business segment:

Retail Division Office Locations:
•	Arizona: Phoenix, Prescott, Tucson
•	Arkansas: Little Rock, Russellville
•	California: Brea, Novato, Oakland, Orange, Thousand Oaks
•	Colorado: Colorado Springs, Denver, Ft. Collins, Longmont, Steamboat Springs
•	Connecticut: Newington
•

Florida: Brooksville, Clearwater, Daytona Beach, Ft. Lauderdale, Ft. Myers, Ft. Pierce, Jacksonville, Largo, Leesburg,   Melbourne, Miami Lakes, Monticello, Naples, Ocala, Orlando, Panama City, Perry, Port Charlotte,   Sarasota, St. Petersburg, Tallahassee, Tampa, Titusville, West Palm Beach, Winter Haven

•	Georgia: Atlanta, Canton, Rome
•	Illinois: Joliet
•	Indiana: Indianapolis
•	Iowa: Des Moines
•	Louisiana: Baton Rouge, Breaux Bridge, Lafayette, Opelousas
•	Michigan: Flint
•	Minnesota: East Grand Forks, Mankato
•	Nevada: Las Vegas
•	New Jersey: Clark, Freehold, Parsippany, Washington
•	New Mexico: Albuquerque, Roswell, Taos
•	New York: Avon, Clifton Park, Dansville, East Greenbush, Endicott, Geneva, Hornell, Ithaca, Jamestown, Naples, Rochester, Rome, Sodus, Spencerport, Syracuse, Wellsville, Williamsville, Wolcott
•	North Dakota: Bismarck, Fargo, Grand Forks, Jamestown, Minot
•	Ohio: Toledo
•	Oklahoma: Chandler, Pryor
•	Pennsylvania: Bethlehem
•	South Carolina: Charleston, Georgetown, Greenville, Spartanburg, Union
•	Tennessee: Kingsport
•	Texas: El Paso, Houston
•	Virginia: Bristol, Manassas, Norfolk, Norton, Richlands, Richmond, Salem, Virginia Beach
•	Washington: Seattle, Tacoma, Wenatachee
•	Wisconsin: Lacrosse
•	Wyoming: Cheyenne

National Programs Division Office Locations:
•	Professional Programs:
• California: Orange
• Florida: Tampa

•	Special Programs:

•	Florida: Altamonte Springs, Ft. Lauderdale, Miami Lakes, Plantation, Tampa
•	Missouri: St. Louis
•	New York: Mechanicville
•	Pennsylvania: Bethlehem
•	Texas: San Antonio

Services Division Office Locations:
•	Florida: Altamonte Springs, Daytona Beach, Orlando, Oviedo
•	Louisiana: Lafayette

Brokerage Division Office Locations:

•	Arkansas: Little Rock
•	California: Brea
•	Connecticut: Stamford
•	Florida: Daytona Beach, Ft. Lauderdale, Lake Mary, Orlando, St. Petersburg
•	Georgia: Atlanta
•	New York: Massapequa, Rochester
•	North Carolina: Charlotte
•	Oklahoma: Bartlesville
•	Tennessee: Nashville

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

We prevailed on a motion for summary judgment in the action filed on January 19, 2000, in the Superior Court of Henry County, Georgia, captioned Gresham & Associates, Inv. v. Anthony T. Strianese, et al.  The complaint named us, certain of our subsidiaries and employees as defendants and alleged, among other things, that we tortuously interfered with contractual relationships and otherwise engaged in anti-competitive activities.  The complaint sought compensatory and punitive damages in excess of $10,000,000.  Although the plaintiff has appealed the adverse summary judgment, we expect an affirmation of the judgment by the appellate court.

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

No matters were submitted to a vote of security holders during our fourth quarter ended December 31, 2002.

PART II

ITEM 5.	Market for Registrant's Common Equity and Related Stockholder Matters

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol "BRO". The table below sets forth, for the periods indicated, the intra-day high and low sales prices for our common stock as reported on the NYSE Composite Tape and dividends declared on our common stock. The stock prices and dividends reflect the two-for-one common stock split on November 21, 2001 that was effected as a stock dividend.

			Cash
	High	Low	Dividends
2001 First Quarter..........................................	$19.96	$14.38	$0.0375
Second Quarter......................................	23.05	16.95	0.0375
Third Quarter.........................................	26.30	20.50	0.0375
Fourth Quarter.......................................	31.50	23.70	0.0475
2002
First Quarter..........................................	$36.33	$26.03	$0.0475
Second Quarter......................................	37.00	30.15	0.0475
Third Quarter.........................................	31.80	24.00	0.0475
Fourth Quarter.......................................	34.80	27.40	0.0575
2003
First Quarter..........................................	33.81	26.75	$0.0595

The last reported sale price of our common stock on the New York Stock Exchange on March 18, 2003 was $30.46 per share. At March 18, 2003, there were 68,096,951 shares of our common stock outstanding, held by approximately 1,090 shareholders of record.

Information under the caption "Equity Compensation Plans" on page 12 of the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 6.	Selected Financial Data

Information under the caption "Financial Highlights" on page 24 of the Company's 2002 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 25-37 of the Company's 2002 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and equity prices. We are exposed to market risk through our investments, revolving credit line and term loan agreements.

Our invested assets are held as cash and cash equivalents, restricted cash, available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit. These investments are subject to interest rate risk and equity price risk. The fair values of our cash and cash equivalents, restricted cash, and certificates of deposit at December 31, 2002 and 2001 approximated their respective carrying values due to their short-term duration and therefore such market risk is not considered to be material.

We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date. However, we have no current intentions to add or dispose of any of the 559,970 common stock shares of Rock-Tenn Company, a publicly-held NYSE company, which we have owned for over ten years. The investment in Rock-Tenn Company accounted for 84% and 85% of the total value of available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit as of December 31, 2002 and 2001, respectively. Rock-Tenn Company's closing stock price at December 31, 2002 and 2001 was $13.48 and $14.40 respectively. Our exposure to equity price risk is primarily related to the Rock-Tenn Company investment. As of December 31, 2002, the value of the Rock-Tenn Company investment was $7,548,000.

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

At December 31, 2002, the interest rate swap agreement was as follows:

(in thousands, except percentages)	Contractual/ Notional Amount	Fair Value	Weighted Average Pay Rates	Weighted Average Received Rates

Interest rate swap
agreement ......................	$64,286	$3,339	4.53%	1.40%

ITEM 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements of Brown & Brown, Inc. and its subsidiaries, together with the reports thereon of Deloitte & Touche LLP and Arthur Andersen LLP appearing on pages 38-66 of the Company's 2002 Annual Report to Shareholders, are incorporated herein by reference.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial
Disclosure

On June 14, 2002, the Company's Board of Directors, upon the recommendation of its Audit Committee, decided no longer to engage Arthur Andersen LLP ("Andersen") and decided to engage Deloitte & Touche LLP to serve as the independent public accountants for the Company.

Andersen's audit reports on the Company's consolidated financial statements for each of the years ended 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2001 and 2000 and through June 14, 2002, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Andersen, would have caused them to make reference to the subject matter of the disagreement(s) in connection with their report.

None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within Brown's two most recent fiscal years and the subsequent interim period through June 19, 2002.  The Company provided Andersen with a copy of the above disclosures.  A copy of Andersen's letter dated June 19, 2002, stating its agreement with such statements was filed as Exhibit 16 with the Company's Form 10-Q for the quarterly period ended June 30, 2002.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

Information contained under the captions "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" on pages 4-7, and page 10, respectively, of the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11.	Executive Compensation

Information contained under the caption "Executive Compensation" on pages 10-13 of the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders is incorporated herein by reference; provided, however, that the report of the Compensation Committee on executive compensation, which begins on page 14 thereof, shall not be deemed to be incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management

Information contained under the caption "Security Ownership of Management and Certain Beneficial Owners" on pages 2-3 of the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions

Information contained under the captions "Management - Certain Relationships and Related Transactions" and "Executive Compensation - Compensation Committee Interlocks and Insider Participation" on pages 8-10 and 13, respectively, of the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 14.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Within 90 days prior to the date of this report, we carried out an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls").  Based on the Evaluation, our CEO and CFO concluded that, subject to the limitations noted below, our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports

Changes in Internal Controls

We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications").  This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

ITEM 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

	1.		Consolidated Financial Statements of Brown & Brown, Inc. consisting of:

		(a)	Consolidated Statements of Income for each of the three years in the period ended December 31, 2002.

		(b)	Consolidated Balance Sheets as of December 31, 2002 and 2001.

		(c)	Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 2002.

		(d)	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2002.

		(e)	Notes to Consolidated Financial Statements.

		(f)	Reports of Independent Certified Public Accountants.

	2.	Consolidated Financial Statement Schedules. The Consolidated Financial Statement Schedules are omitted because they are not applicable.

	3.	EXHIBITS

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

3b	Bylaws of the Registrant as amended effective as of November 8, 2002.

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

10k

Asset Purchase Agreement, effective as of May 1, 2001, by and among Brown & Brown of Missouri, Inc., Parcel Insurance Plan, Inc., Overseas Partners Capital Corp., and Overseas Partners, Ltd. (incorporated by reference to Exhibit 10l to Form 10-K for the year ended December 31, 2001)

10l

Asset Purchase Agreement, effective October 1, 2001, by and among Brown & Brown of Lehigh Valley, Inc., Henry S. Lehr, Inc., William H. Lehr, and Patsy A. Lehr (incorporated by reference to Exhibit 10m to Form 10-K for the year ended December 31, 2001).

10m(1)	Registrant's 2000 Incentive Stock Option Plan (incorporated by reference to Exhibit 4 to Registration Statement No. 333-43018 on Form S-8 filed on August 3, 2000).

10m(2)	Registrant's Stock Performance Plan (incorporated by reference to Exhibit 4 to Registration Statement No. 333-14925 on Form S-8 filed on October 28, 1996).

10n	Rights Agreement, dated as of July 30, 1999, between the Registrant and First Union National Bank, as Rights Agent (incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 2, 1999).

10o

International Swap Dealers Association, Inc. Master Agreement dated as of December 5, 2001 between SunTrust Bank and the Registrant and letter agreement dated December 6, 2001, regarding confirmation of interest rate transaction (incorporated by reference to Exhibit 10p to Form 10-K for the year ended December 31, 2001).

10p

Asset Purchase Agreement, effective October 3, 2001, by and among Brown & Brown of Lehigh Valley, Inc., Apollo Financial Corporation, William H. Lehr and Patsy A. Lehr (incorporated by reference to Exhibit 10q to Form 10-K for the year ended December 31, 2001).

10q

Amended and Restated Asset Purchase Agreement, effective November 1, 2002, by and among Brown & Brown. Inc., CalSurance Associates, Inc., United Network of Insurance Services, Inc., Sterling Reinsurance Intermediaries, Inc., Lancer Claims Services Corporation, Donald W. Martin and Renee Martin, as Trustees of the Martin Living Trust U/D/T dated August 14, 1984, as Amended October 22, 1986, and Donald E. Martin.

13	Portions of Registrant's 2002 Annual Report to Shareholders (not deemed "filed" under the Securities Exchange Act of 1934, except for those portions specifically incorporated by reference herein).

16	Letter Regarding Change of Certifying Accountant (incorporated by reference to Exhibit 16 to Form 8-K filed on June 19, 2002).

21	Subsidiaries of the Registrant.

23	Consent of Deloitte & Touche LLP.

24	Powers of Attorney pursuant to which this Form 10-K has been signed on behalf of certain directors and officers of the Registrant.

(b)	REPORTS ON FORM 8-K

We filed the following Current Reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2002:

1.

Current report on Form 8-K regarding the announcement of the election of Jim W. Henderson as President and Chief Operating Officer, the assumption of expanded responsibilities by Linda S. Downs, and the elections of Charles H. Lydecker and J. Powell Brown as Regional Executive Vice Presidents, filed on November 15, 2002.

2.

Current report on Form 8-K regarding the announcement that the Company had completed the previously announced asset acquisition of CalSurance Associates, Inc., United Network of Insurance Services, Inc., Sterling Reinsurance Intermediaries, Inc., Lancer Claims Service, Inc., and Chartered Financial Services Corporation, effective November 1, 2002, filed on November 12, 2002.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROWN & BROWN, INC.
Registrant

By:___________*_____________
J. Hyatt Brown
Chief Executive Officer
Date: March 24, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

*	Chairman of the Board and	March 24, 2003
J. Hyatt Brown	Chief Executive Officer
(Principal Executive Officer)

*	Director	March 24, 2003
Samuel P. Bell, III

*	Director	March 24, 2003
Bradley Currey, Jr.

*	President and Chief Operating	March 24, 2003
Jim W. Henderson	Officer, Director

*	Director	March 24, 2003
David H. Hughes

*	Director	March 24, 2003
Theodore J. Hoepner

*	Director	March 24, 2003
Toni Jennings

*	Director	March 24, 2003
John R. Riedman

*	Director	March 24, 2003
Jan E. Smith

*	Vice President, Treasurer and	March 24, 2003
Cory T. Walker	Chief Financial Officer (Principal
Financial and Accounting Officer)

*By:	/S/ LAUREL L. GRAMMIG
Laurel L. Grammig
Attorney-in-Fact

CERTIFICATIONS

I, J. Hyatt Brown, certify that:

1.	I have reviewed this annual report on Form 10-K of Brown & Brown, Inc. ("Registrant");

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows  of the Registrant as of, and for, the periods presented in this annual report;

4.

The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.

The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize, and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls.

6.

The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

/S/ J. HYATT BROWN
________________________
J. Hyatt Brown
Chief Executive Officer

CERTIFICATIONS

I, Cory T. Walker, certify that:

1.	I have reviewed this annual report on Form 10-K of Brown & Brown, Inc. ("Registrant");

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.

The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.

The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize, and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls.

6.

The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

/S/ CORY T. WALKER
________________________________
Cory T. Walker
Chief Financial Officer