Form 10-Q
period 2003-03-31
BROWN & BROWN INC
filed 2003-05-15
CIK 79282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2003

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes   X     No ___

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No ___

The number of shares of the Registrant's common stock, $.10 par value, outstanding as of May 1, 2003, was 68,083,243.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (Unaudited)

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

	For the three months
	ended March 31,

	2003	2002
REVENUES
Commissions and fees	$144,252	$110,826
Investment income	333	355
Other income (loss), net	151	(146)
Total revenues	144,736	111,035

EXPENSES
Employee compensation and benefits	68,241	55,400
Non-cash stock grant compensation	817	777
Other operating expenses	19,406	14,927
Amortization	4,337	3,269
Depreciation	1,927	1,715
Interest	1,007	1,236
Total expenses	95,735	77,324

Income before income taxes and minority interest	49,001	33,711

Income taxes	18,465	12,979

Minority interest, net of income tax	-	570

NET INCOME	$ 30,536	$ 20,162
	=====	=====

Net income per share:
Basic	$0.45	$0.31
	===	===
Diluted	0.44	0.31
	===	===

Weighted average number of shares outstanding:
Basic	68,173	64,300
	====	====
Diluted	68,931	65,158
	====	====

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except per share data)
	March 31,	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$ 49,835	$ 91,247
Restricted cash	116,724	79,796
Short term investments	1,931	446
Premiums, commissions and fees receivable	132,808	144,244
Other current assets	16,040	16,527
Total current assets	317,338	332,260

Fixed assets, net	25,384	24,730
Goodwill, net	201,705	176,269
Other intangible assets, net	232,852	203,984
Investments	8,267	8,585
Deferred income taxes, net	1,972	1,788
Other assets	6,517	6,733

Total assets	$794,035	$754,349
	======	======

LIABILITIES
Current liabilities:
Premiums payable to insurance companies	$201,001	$191,682
Premium deposits and credits due customers	15,931	16,723
Accounts payable	34,455	15,393
Accrued expenses	39,506	46,586
Current portion of long-term debt	27,348	27,334
Total current liabilities	318,241	297,718

Long-term debt	53,324	57,585

Other liabilities	5,854	5,604

Minority interest	-	1,852

SHAREHOLDERS' EQUITY
Common stock, par value $.10 per share; authorized 140,000
shares; issued 68,084 shares at 2003 and 68,178 at 2002	6,808	6,818
Additional paid-in capital	158,170	159,564
Retained earnings	249,718	223,102
Accumulated other comprehensive income, net of tax effect of $1,176 at
2003 and $1,290 at 2002	1,920	2,106
Total shareholders' equity	416,616	391,590

Total liabilities and shareholders' equity	$794,035	$754,349
	======	======

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in thousands)

	For the three months ended March 31,

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 30,536	$20,162
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization	4,337	3,269
Depreciation	1,927	1,715
Non-cash stock grant compensation	817	777
Deferred income tax benefit	(70)	(634)
Net (gains) losses on sales of investments, fixed assets and
customer accounts	(114)	287
Minority interest in earnings	-	927
Changes in operating assets and liabilities, net of effect from insurance agency acquisitions and disposals:
Restricted cash, (increase)	(36,928)	(33,742)
Premiums, commissions and fees receivable, decrease (increase)	11,436	(16,697)
Other assets, decrease	1,385	496
Premiums payable to insurance companies, increase	9,319	30,033
Premium deposits and credits due customer, (decrease) increase	(792)	438
Accounts payable, increase	17,610	15,070
Accrued expenses, (decrease)	(5,756)	(2,348)
Other liabilities, increase (decrease)	250	(162)
NET CASH PROVIDED BY OPERATING ACTIVITIES	33,957	19,591

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(2,261)	(1,784)
Payments for businesses acquired, net of cash acquired	(58,309)	(2,231)
Proceeds from sales of fixed assets and client accounts	623	1,850
Purchases of investments	(1,504)	(48)
Proceeds from sales of investments	-	133
NET CASH USED IN INVESTING ACTIVITIES	(61,451)	(2,080)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(4,887)	(9,061)
Proceeds from issuance of common stock, net of expenses	-	149,437
Issuances of common stock for employee stock benefit plans	113	-
Purchase of common stock for employee stock benefit plans	(2,334)	-
Cash dividends paid	(3,920)	(3,002)
Cash distribution to minority interest shareholders	(2,890)	(1,333)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(13,918)	136,041

Net (decrease) increase in cash and cash equivalents	(41,412)	153,552
Cash and cash equivalents at beginning of period	91,247	16,048

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 49,835	$169,600
	=====	======

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Basis of Financial Reporting

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited, condensed, and consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Note 2 - Basic and Diluted Net Income Per Share

The following table sets forth the computation of basic net income per common share and diluted net income per common and common equivalent share (in thousands, except per-share data):

	For the three-months
	ended March 31,

	2003	2002

Net income	$30,536	$20,162
	=====	=====

Weighted average number of common shares outstanding	68,173	64,300

Dilutive effect of stock options using the treasury stock method	758	858

Weighted average number of common and common equivalent
shares outstanding	68,931	65,158
	=====	======

Basic net income per share	$0.45	$0.31
	====	====

Diluted net income per common and common equivalent share	$0.44	$0.31
	====	====

Note 3 - Acquisitions

     During the first quarter of 2003, the Company acquired certain assets and liabilities of nine general insurance agencies, several books of business (customer accounts) and the remaining 25% minority interest in Florida Intracoastal Underwriters, Limited Company.  The aggregate purchase price was approximately $47,965,000, including $47,324,000 of net cash payments and the issuance of notes payable in the amount of $641,000.  Additionally, $10,985,000 was paid and $1,540,000 of notes payable were issued during the quarter on the "earn-out" purchase price agreements of prior acquisitions.  Each of these transactions has been included in the condensed consolidated financial statements since the date of such transaction. These acquisitions are not material to the consolidated financial statements individually or in aggregate.

     The preliminary allocation of the aggregate purchase price to the fair values of the assets acquired, including earn-out adjustments, through the first three months of 2003 was as follows:   Purchased customer accounts - $33,618,000, Goodwill- $25,837,000, Noncompete agreements - $253,000 and fixed assets and other miscellaneous net assets - $782,000

Note 4 - Goodwill and Other Intangible Assets

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

The changes in goodwill, net of accumulated amortization, for the three months ended March 31, 2003, are as follows (in thousands):

		National
	Retail	Programs	Services	Brokerage	Total

Balance as of December 31, 2002	$131,423	$38,905	$56	$5,885	$176,269

Goodwill acquired during 2003	16,261	9,576	-	-	25,837

Goodwill disposed of relating to sale
of businesses	(401)	-	-	-	(401)

Balance as of March 31, 2003	$147,283	$48,481	$56	$5,885	$201,705
	======	=====	===	====	======

Other intangible assets at March 31, consisted of the following (in thousands, except for years):

	2003				2002

	Gross		Net	Weighted	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average	Carrying	Accumulated	Carrying	Average
	Value	Amortization	Value	Life	Value	Amortization	Value	Life
				(Yrs)				(Yrs)
Purchased
Customer
Accounts	$287,365	$ (66,720)	$220,645	18.3	$254,413	$(63,188)	$191,225	18.1

Noncompete
Agreements	31,939	(19,732)	12,207	7.7	31,686	(18,927)	12,759	7.7

Total	$319,304	$(86,452)	$232,852		$286,099	$(82,115)	$203,984
	======	=======	======		======	=======	======

     Amortization expense for amortizable assets for the years ended December 31, 2003, 2004, 2005, 2006 and 2007 are estimated to be $17.5 million, $17.4 million, $16.9 million, $15.5 million and $15.0 million, respectively.

Note 5 - Long-Term Debt

     In January 2001, the Company entered into a $90 million unsecured seven-year term loan agreement with a national banking institution, bearing an interest rate based upon the 30-, 60- or 90-day London Interbank Offering Rate (LIBOR) plus 0.50% to 1.00%, depending upon the Company's quarterly ratio of funded debt to earnings before interest, taxes, depreciation and amortization.  The 90-day LIBOR was 1.40% as of March 31, 2003.  The loan was fully funded on January 3, 2001 and as of March 31, 2003 had an outstanding balance of $61.1 million.  This loan is to be repaid in equal quarterly installments of $3.2 million through December 2007.

     To hedge the risk of increasing interest rates from January 2, 2002 through the remaining six years of its seven-year $90 million term loan, the Company entered into an interest rate swap agreement that effectively converted the floating LIBOR-based interest payments to fixed interest rate payments at 4.53%.  This agreement did not affect the required 0.50% to 1.00% credit risk spread portion of the term loan.  In accordance with SFAS No. 133, as amended, the Company recorded a liability as of March 31, 2003 for the fair value of the interest rate swap of approximately $2,016,000 net of taxes of approximately $1,236,000, with the related change in fair value reflected as other comprehensive income.  As of December 31, 2002, the Company recorded a liability for the fair value of the interest rate swap of approximately $2,070,000, net of taxes of approximately $1,269,000. The Company has designated and assessed the derivative as a highly effective cash flow hedge.

    The Company also had a revolving credit facility with a national banking institution that provided for available borrowings of up to $50 million, with a maturity date of October 2002, bearing an interest rate based upon the 30-, 60- or 90-day LIBOR plus 0.45% to 1.00%, depending upon the Company's quarterly ratio of funded debt to earnings before interest, taxes, depreciation and amortization.  A commitment fee of 0.15% to 0.25% per annum is assessed on the unused balance.  There were no borrowings against this facility at March 31, 2002 and the facility was not renewed upon its maturity date in October 2002.

    In 1991, the Company entered into a long-term unsecured credit agreement with a major insurance company that provided for borrowings at an interest rate equal to the prime rate (4.25% and 4.25% at March 31, 2003 and December 31, 2002, respectively) plus 1.00%.  At March 31, 2003, the maximum amount of $1.0 million currently available for borrowings was outstanding.  In accordance with an August 1, 1998 amendment to the credit agreement, the outstanding balance will be repaid in August 2003.

     Acquisition notes payable in the amount of $18.6 million represent debt incurred to former owners of certain agencies acquired by Brown & Brown.  These notes, including future contingent payments are payable in monthly, quarterly or annual installments through February 2014, including interest ranging from 4.5% to 15.25%.

Note 6 - Contingencies

      We are involved in numerous pending or threatened proceedings by or against us or one or more of our subsidiaries that arise in the ordinary course of business.  The damages that may be claimed are substantial, including in many instances claims for punitive or extraordinary damages.

     On June 25, 2002, Brown & Brown, Inc., its wholly owned subsidiary, Brown & Brown Insurance Services of Texas, Inc. ("BBTX"), and Aerostaff Services, Inc. ("Aerostaff") were named as defendants in a lawsuit filed by Vega Roofing, Inc. ("Plaintiff")inacasestyledVega Roofing Co. vs. Brown & Brown, Inc., et al., Cause No. C-1250-02-B in the 92nd Judicial District Court of Hidalgo County, Texas.  Plaintiff alleges violations of the Texas Insurance Code and the Texas Deceptive Trade Practices-Consumer Protection Act, negligent misrepresentation and professional negligence, and seeks recovery of punitive or extraordinary damages (such as treble damages) and attorneys' fees.

     Plaintiff,a roofing company, was one of Aerostaff's clients. Aerostaff provided "employee leasing"- type services to Plaintiff. Plaintiff claims that Aerostaff was responsible for obtaining workers' compensation insurance to cover leased workers and failed to obtain such coverage, thereby causing damage to Plaintiff.  Plaintiff has claimed that BBTX and Brown & Brown, Inc. are also liable to it for those claims.  Plaintiff is seeking unspecified monetary damages against Aerostaff, BBTX and Brown & Brown, Inc.

     On the same day that Plaintiff filed its complaint, Aerostaff filed a cross action in the case against BBTX and Brown & Brown, Inc. asserting substantially the same causes of action alleged by Plaintiff  in the original complaint, and seeking an unspecified amount in monetary damages, including punitive or extraordinary damages such as treble damages, and attorneys' fees.  Aerostaff asserts in the cross action, among other things, that BBTX and Brown & Brown, Inc. were its agents for procuring workers' compensation insurance coverage for Aerostaff, including its clients, and failed to procure acceptable coverage, thereby causing damage to Aerostaff.  In subsequent responses to discovery requests in the litigation, Aerostaff claims that its loss due to the alleged failure of BBTX and Brown & Brown, Inc. to procure acceptable insurance totaled approximately $50,000,000.

     On May 2, 2003, BBTX and Brown & Brown, Inc. received from Aerostaff an offer to compromise all claims and disputes between Aerostaff, Brown & Brown, Inc. and BBTX.  The offer to compromise sought monetary damages equal to the combined policy limits of applicable insurance coverage for the claims asserted by Aerostaff against BBTX and Brown & Brown, Inc., an amount that exceeds $85,000,000, and that could be significantly higher if, as Aerostaff contends, insurance policies other than professional liability policies are applicable to Aerostaff's claims.  BBTX and Brown & Brown, Inc. have advised Aerostaff that a substantive response to the offer will be provided as soon as a full analysis of the basis for the amounts claimed in the offer of settlement can be completed.

     The workers' compensation insurance procured by Aerostaff through BBTX involved an insurance program that is also the subject of other threatened and pending claims and lawsuits against BBTX and us.  Some of these claims and lawsuits have been resolved, others are in the process of being resolved, and others are still in the investigation or discovery phase.  We intend to respond appropriately to these claims and lawsuits, and to vigorously protect our interests.

     Although the ultimate outcome of all matters referred to above cannot be ascertained and liabilities in indeterminate amounts may be imposed on us or our subsidiaries, on the basis of present information, amounts already provided, availability of insurance coverages and legal advice received, it is the opinion of management that the disposition or ultimate determination of such claims will not have a material adverse effect on our consolidated financial position.  However, as (i) one or more of our insurance carriers could take the position that portions of these claims are not covered by our insurance, (ii) to the extent that payments are made to resolve claims and lawsuits, applicable insurance policy limits are reduced and (iii) the claims and lawsuits relating to these matters are continuing to develop, it is possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by unfavorable resolutions of these matters.

Note 7 - Supplemental Disclosures of Cash Flow Information

	For the three-months ended March 31,

	2003	2002
Cash paid during the period for (in thousands):

Interest	$1,004	$1,006

Income taxes	3,018	1,400

The Company's significant non-cash investing and financing activities are as follows (in thousands):

For the three-months ended March 31,

	2003	2002

Unrealized holding (loss) gain on available-for-sale securities, net of tax benefit of $147 in 2003 and net of tax effect of
$1,532 in 2002	($240)	$2,448

Net gains on cash flow-hedging derivatives, net of tax effect
payment of $33 for 2003 and net of tax effect of $68 for 2002	54	109

Notes payable issued or assumed for purchased customer
accounts	640	233

Notes receivable on sale of fixed assets and customer accounts	632	240

Note 8 - Comprehensive Income

The components of comprehensive income, net of related tax, for the three-month periods ended March 31, 2003 and 2002 are as follows (in thousands):

	2003	2002

Net income	$30,536	$20,162

Net unrealized holding (loss) gain on available-for-sale securities	(240)	2,448

Net gains on cash-flow hedging derivative	54	109

Comprehensive income	$30,530	$22,719
	=====	=====

Note 9 - Stock-Based Compensation and Incentive Plans

     Brown & Brown applies the intrinsic value based method of APB Opinion No. 25, "Accounting for Stock Issued to Employees," to account for its stock plans. Accordingly, Brown & Brown adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock-based Compensation" - Transition and Disclosure, effective for the fiscal year ending December 31, 2002, which requires presentation of pro forma net income and earnings per share information under SFAS No. 123 (same title).

      Pursuant to the above disclosure requirement, the following table provides an expanded reconciliation for all periods presented that adds back to reported net income the recorded expense under APB 25, net of related income tax effects, deducts the total fair value expense under SFAS 123, net of related income tax effects and shows the reported and pro forma earnings per share amounts.

	For the three-months
	ended March 31,
(in thousands, except per share data)	2003	2002

Net income as reported	$30,536	$20,162
Total stock-based employee compensation
cost included in the determination of
net income, net of related tax effects	507	478
Total stock-based employee compensation
cost determined under fair value method for
all awards, net of related tax effects	(2,202)	(2,124)

Pro forma net income	$28,841	$18,516
	=====	=====
Earnings per share:
Basic, as reported	$0.45	$0.31
Basic, pro forma	0.42	0.29

Diluted, as reported	$0.44	$0.31
Diluted, pro forma	0.42	0.28

Shares - Basic	68,173	64,300
Shares - Diluted	68,931	65,158

Note 10 - Segment Information

     The Company's business is divided into four segments:  the Retail Division, which provides a broad range of insurance products and services to commercial, professional and individual clients; the National Programs Division, which is comprised of two units - Professional Programs, which provides professional liability and related packages for certain professionals, delivered through nationwide networks of independent agents, and Special Programs, which markets targeted products and services designated for specific industries, trade groups and market niches; the Services Division, which provides insurance-related services including third-party administration, consulting for the workers' compensation and employee benefit self-insurance markets and managed healthcare services; and the Brokerage Division, which markets and sells excess surplus commercial insurance and reinsurance, primarily through independent agents and brokers.  The Company conducts all of its operations within the United States of America.

       Summarized financial information concerning the Company's reportable segments is shown in the following table.  The "Other" column includes corporate-related items and any income and expenses not allocated to reportable segments.

(in thousands)
Three Months Ended March 31, 2003:	Retail	National Programs	Services	Brokerage	Other	Total

Total revenues	$107,273	$ 20,167	$ 7,210	$ 9,914	$ 172	$144,736

Investment income	12	55	-	-	266	333
Interest expense	4,562	1,387	59	238	(5,239)	1,007
Depreciation	1,369	258	133	72	95	1,927
Amortization	3,121	1,073	9	95	39	4,337
Income before income taxes
and minority interest	30,929	7,574	1,055	4,487	4,956	49,001

Total assets	573,585	232,577	13,086	69,979	(95,192)	794,035
Capital expenditures	1,870	228	39	57	67	2,261

(in thousands)
Three Months Ended March 31, 2002:	Retail	National Programs	Services	Brokerage	Other	Total

Total revenues	$88,248	$ 13,033	$ 6,752	$ 4,451	$ (1,449)	$111,035

Investment income	1,194	262	100	30	(1,231)	355
Interest expense	3,968	435	70	-	(3,237)	1,236
Depreciation	1,236	226	122	61	70	1,715
Amortization	2,636	575	10	8	40	3,269
Income before income taxes
and minority interest	23,555	5,768	952	1,404	2,032	33,711

Total assets	443,256	132,817	10,918	33,631	71,758	692,380
Capital expenditures	1,525	78	25	44	112	1,784

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (MD&A)

THE FOLLOWING DISCUSSION UPDATES THE MD&A CONTAINED IN THE COMPANY'S 2002 ANNUAL REPORT ON FORM 10-K, AND THE TWO DISCUSSIONS SHOULD BE READ TOGETHER.

Critical Accounting Policies

      The more critical accounting and reporting policies include our accounting for revenue recognition, business acquisitions and purchase price allocations, intangible assets impairments, reserves for litigation and derivative interests.  In particular, the accounting for these areas requires significant judgments to be made by management.  Different assumptions in the application of these policies could results in material changes in our consolidated financial position or consolidated results of operations.  Refer to Note 1 in the "Notes to Consolidated Financial Statements" in our Annual Report on Form 10-K on file with the Securities and Exchange Commission for details regarding all of our critical and significant accounting policies.

Results of Operations

     Net Income.  Net income for the first quarter of 2003 was $30.5 million or $0.44 per share, compared with net income in the first quarter of 2002 of $20.2 million, or $0.31 per share, a 41.9% increase on a per-share basis.

     Commissions and Fees.  Commissions and fees for the first quarter of 2003 increased $33.4 million, or 30.2%, over the same period in 2002.  Approximately $19.3 million of this increase represents revenues from acquired agencies, $8.2 million related to higher contingent commissions, (revenues sharing commissions from insurance companies based upon the volume and the growth and/or profitability of the business placed with such companies during the prior year), with the remainder due mainly to new business production and higher renewal commissions.

     Investment Income.  Investment income for the first quarter of 2003 was essentially flat from the same period in 2002, but that was the result of higher available investment cash balances with lower investment yields.

     Other Income.  Other income primarily includes gains and losses from the sales of customer accounts and other assets.  Other income for the first quarter of 2003 reflected a net gain of $0.2 million versus a net loss in the first quarter of 2002 of $0.1 million.

     Employee Compensation and Benefits.  Employee compensation and benefits increased $12.8 million, or 23.2%, during the first quarter of 2003 over the same period in 2002.  This increase primarily relates to the addition of new employees from acquisitions completed since April 1, 2002 and increased producer compensation that resulted from higher commission revenues.  Employee compensation and benefits as a percentage of total revenue decreased to 47.1% from the 49.9% ratio for the first quarter of 2002 primarily due to the increase in contingency income.  Excluding the impact of the increased contingent commissions, employee compensation and benefits as a percentage of total revenues would be 49.1%.

Non-Cash Stock Grant Compensation. Non-cash stock grant compensation expense represents the expense required to be recorded under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," relating to our stock performance plan.

     The annual cost of this stock performance plan increases only when our average stock price over a 20 trading-day period increases by increments of 20% or more over the price at the time of the original grant, or when more shares are granted and the aforementioned average stock price increases.

      Non-cash stock grant compensation expense increased $40,000, or 5.1%, over the same period in 2002, primarily the result of more granted shares being outstanding during the first quarter of 2003 than were outstanding during the first quarter of 2002.

     Other Operating Expenses.  Other operating expenses for the first quarter of 2003 $4.5 million, or 30%, over the same period in 2002, primarily due to acquisitions completed since the first quarter of 2002.  Other operating expenses as a percentage of total revenue for the first quarter of 2003 remained at 13.4%, as compared with the same period in 2002.

Amortization. Amortization expense increased $1.1 million, or 32.7%, over the same period in 2002, primarily due to acquisitions completed since April 1, 2002.

Depreciation. Depreciation increased $0.2 million, or 12.4%, over the same period in 2002, primarily due to an increase in capital expenditures and acquired fixed assets.

Interest Expense. Interest expense decreased $0.2 million, or 18.5%, over the same period in 2002 as a result of lower outstanding debt balances.

Segment Information

As discussed in Note 9 of the notes to our condensed consolidated financial statements, we operate in four business segments: the Retail, National Programs, Services and Brokerage Divisions.

     The Retail Division is our insurance agency business, which provides a broad range of insurance products and services directly to commercial, governmental, professional and individual clients.  The Retail Division's total revenues during the first quarter of 2003 increased $19.0 million to $107.3 million, a 21.6% increase over the same period in 2002.  Of this increase, approximately $12.0 million related to the core commissions and fees from acquisitions that had no comparable revenues in the first quarter of 2002.  The remaining increase is primarily due to net new business growth, which benefited from continued rising premium rates from the corresponding period in 2002.  Income before income taxes and minority interest in the first three months of 2003 increased $7.4 million to $30.9 million, a 31.3% increase over the same period in 2002.  This increase is due to higher revenues, increases in premium rates and improved cost structure.

     The National Programs Division is comprised of two units: Professional Programs, which provides professional liability and related package products for certain professionals delivered through nationwide networks of independent agents; and Special Programs, which markets targeted products and services designated for specific industries, trade groups and market niches.  Total revenues for National Programs in the first quarter of 2003 increased $7.1 million to $20.2 million, a 54.7% increase over the first quarter of 2002.  Of this increase, approximately $5.9 million related to core commissions and fees from acquisitions that had no comparable revenues in the first quarter of 2002.  The remaining increase is primarily due to net new business growth, which benefited from continued rising premium rates from the corresponding period in 2002.   Income before income taxes and minority interest in the first quarter of

2003 increased $1.8 million to $7.6 million, a 31.3% increase over the same period in 2002, due primarily to net increases in revenues.

     The Services Division provides insurance-related services, including third-party administration, consulting for the workers' compensation and employee benefit self-insurance markets and managed healthcare services.  Unlike our other segments, the majority of the Services Division's revenues are fees, which are not significantly affected by fluctuations in general insurance premiums.  The Service Division's total revenues in the first quarter of 2003 increased $0.5 million to $7.2 million, a 6.8% increase over the same period of 2002, the majority of which related to net new business growth.  Income before income taxes and minority interest in the first three months of 2003 increased $0.1 million, or 10.8%, from the same period in 2002.

    The Brokerage Division markets and sells excess and surplus commercial insurance and reinsurance, primarily through independent agents and brokers.  Total Brokerage revenues in the first quarter of 2003 increased $5.5 million to $9.9 million, a 122.7% increase over the same quarter of 2002, with $1.4 million relating to core commissions and fees from acquisitions that had no comparable revenue in the first quarter of 2002.  The remaining increase is primarily due to net new business growth which also benefited from continued rising premium rates from the corresponding period in 2002.  Income before income taxes and minority interest in the first quarter of 2003 increased by $3.1 million to $4.5 million, due primarily to the net increase in revenues.

Liquidity and Capital Resources

     Our cash and cash equivalents of $49.8 million at March 31, 2003 decreased by $41.4 million from the $91.2 million balance at December 31, 2002.  During the first quarter of 2003, $34.0 million of cash was provided from operating activities.  During the first quarter of 2003, $58.3 million was used to acquire other agencies and books of business (customer accounts), $2.3 million was used for additions to fixed assets, $4.9 million was used for payments on long-term debt, and $3.9 million was used for payment of dividends.

As of March 31, 2003, our contractual cash obligations were as follows (in thousands):

		Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-Term Debt	$ 80,486	$27,226	$29,685	$23,099	$476
Capital Lease Obligations	186	122	64	-	-
Other Long Term Liabilities	5,854	2,369	1,024	1,246	1,215
Operating Leases	47,959	14,683	19,892	9,261	4,123
Maximum Future Acquisition
Contingency Payments	46,023	10,908	34,785	330	-
Total Contractual Cash Obligations	$180,508	$55,308	$85,450	$33,936	$5,814
	======	=====	=====	=====	====

     In January 2001, we entered into a $90 million unsecured seven-year term loan agreement with a national banking institution, bearing an interest rate based upon the 30-, 60- or 90-day London Interbank Offering Rate (LIBOR) plus 0.50% to 1.00%, depending upon our quarterly ratio of funded debt to earnings before interest, taxes, depreciation and amortization.  The 90-day LIBOR was 1.40% as of March 31, 2003.  The loan was fully funded on January 3, 2001 and as of March 31, 2003 had an outstanding balance of $61.1 million.  This loan is to be repaid in equal quarterly installments of $3.2 million through December 2007.

     To hedge the risk of increasing interest rates from January 2, 2002 through the remaining six years of its seven-year $90 million term loan, we entered into an interest rate swap agreement that effectively converted the floating LIBOR-based interest payments to fixed interest payments at an annual rate of 4.53%.  This agreement did not impact or change the required 0.50% to 1.00% credit risk spread portion of the term loan.  In accordance with SFAS No. 133, as amended, we recorded a liability as of March 31, 2003 for the fair value of the interest rate swap at March 31, 2003 of approximately $2,016,000, net of taxes of approximately $1,236,000.  We have designated and assessed the derivative as a highly effective cash flow hedge, and accordingly, the effect is reflected in the other comprehensive income in the accompanying Consolidated Statements of Shareholders' Equity.

     The Company nor its subsidiaries have ever incurred off-balance sheet obligations through the use of, or investment in, off-balance sheet derivative financial instruments or structured finance or special purpose entities organized as corporations, partnerships or limited liability companies or trusts.

     We believe that our existing cash, cash equivalents, short-term investments portfolio, funds generated from operations, and available credit facility borrowings are sufficient to satisfy our normal financial needs.

New Accounting Pronouncement

      In November 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), which requires the guarantor to recognize a liability for the fair value of the obligation at the inception of the guarantee. The adoption of FIN 45 did not have a material impact on our financial position or results of operations.

Disclosure Regarding Forward-Looking Statements

     We make "forward-looking statements" within the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995 throughout this report and in the documents we incorporate by reference into this report. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," "plan" and "continue" or similar words. We have based these statements on our current expectations about future events. Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, our actual results may differ materially from what we currently expect. Important factors which could cause our actual results to differ materially from the forward-looking statements in this report include:

·	material adverse changes in economic conditions in the markets we serve;

·	future regulatory actions and conditions in the states in which we conduct our business;

·	competition from others in the insurance agency and brokerage business;

·	the integration of our operations with those of businesses or assets we have acquired or may acquire in the future and the failure to realize the expected benefits of such integration; and

·	other risks and uncertainties as may be detailed from time to time in our public
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

     Our invested assets are held as cash and cash equivalents, restricted cash, available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit. These investments are subject to interest rate risk and equity price risk. The fair values of our cash and cash equivalents, restricted cash, and certificates of deposit at March 31, 2003 and December 31, 2002 approximated their respective carrying values due to their short-term duration and therefore such market risk is not considered to be material.

     We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date. However, we have no current intentions to add to or dispose of any of the 559,970 common stock shares of Rock-Tenn Company, a publicly-held NYSE company, which we have owned for over ten years. The investment in Rock-Tenn Company accounted for 70% and 84% of the total value of available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit as of March 31, 2003 and December 31, 2002, respectively. Rock-Tenn Company's closing stock price at March 31, 2003 and December 31, 2002 was $12.80 and $13.48 respectively. Our exposure to equity price risk is primarily related to the Rock-Tenn Company investment. As of March 31, 2003, the value of the Rock-Tenn Company investment was $7,168,000.

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

At March 31, 2003, the interest rate swap agreement was as follows:

(in thousands, except	Contractual/		Weighted Average	Weighted Average
percentages)	Notional Amount	Fair Value	Pay Rates	Received Rates

Interest rate swap
agreement	$61,071	$3,775	4.53%	1.40%

ITEM 4:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Within 90 days prior to the date of this report, we carried out an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls").  Based on the Evaluation, our CEO and CFO concluded that, subject to the limitations noted below, our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

      We are involved in numerous pending or threatened proceedings by or against us or one or more of our subsidiaries that arise in the ordinary course of business.  The damages that may be claimed are substantial, including in many instances claims for punitive or extraordinary damages.

     On June 25, 2002, Brown & Brown, Inc., its wholly owned subsidiary, Brown & Brown Insurance Services of Texas, Inc. ("BBTX"), and Aerostaff Services, Inc. ("Aerostaff") were named as defendants in a lawsuit filed by Vega Roofing, Inc. ("Plaintiff") in a case styled Vega Roofing Co. vs. Brown & Brown, Inc., et al., Cause No. C-1250-02-B in the 92nd Judicial District Court of Hidalgo County, Texas.  Plaintiff alleges violations of the Texas Insurance Code and the Texas Deceptive Trade Practices-Consumer Protection Act, negligent misrepresentation and professional negligence, and seeks recovery of punitive or extraordinary damages (such as treble damages) and attorneys' fees.

     Plaintiff, a roofing company, was one of Aerostaff's clients. Aerostaff provided "employee leasing"- type services to Plaintiff. Plaintiff claims that Aerostaff was responsible for obtaining workers' compensation insurance to cover leased workers and failed to obtain such coverage, thereby causing damage to Plaintiff.  Plaintiff has claimed that BBTX and Brown & Brown, Inc. are also liable to it for those claims.  Plaintiff is seeking unspecified monetary damages against Aerostaff, BBTX and Brown & Brown, Inc.

     On the same day that Plaintiff filed its complaint, Aerostaff filed a cross action in the case against BBTX and Brown & Brown, Inc. asserting substantially the same causes of action alleged by Plaintiff  in the original complaint, and seeking an unspecified amount in monetary damages, including punitive or extraordinary damages such as treble damages, and attorneys' fees.  Aerostaff asserts in the cross action, among other things, that BBTX and Brown & Brown, Inc. were its agents for procuring workers' compensation insurance coverage for Aerostaff, including its clients, and failed to procure acceptable coverage, thereby causing damage to Aerostaff.  In subsequent responses to discovery requests in the litigation, Aerostaff claims that its loss due to the alleged failure of BBTX and Brown & Brown, Inc. to procure acceptable insurance totaled approximately $50,000,000.

     On May 2, 2003, BBTX and Brown & Brown, Inc. received from Aerostaff an offer to compromise all claims and disputes between Aerostaff, Brown & Brown, Inc. and BBTX.  The offer to compromise sought monetary damages equal to the combined policy limits of applicable insurance coverage for the claims asserted by Aerostaff against BBTX and Brown & Brown, Inc., an amount that exceeds $85,000,000, and that could be significantly higher if, as Aerostaff contends, insurance policies other than professional liability policies are applicable to Aerostaff's claims.  BBTX and Brown & Brown, Inc. have advised Aerostaff that a substantive response to the offer will be provided as soon as a full analysis of the basis for the amounts claimed in the offer of settlement can be completed.

     The workers' compensation insurance procured by Aerostaff through BBTX involved an insurance program that is also the subject of other threatened and pending claims and lawsuits against BBTX and us.  Some of these claims and lawsuits have been resolved, others are in the process of being resolved, and others are still in the investigation or discovery phase. We intend to respond appropriately to these claims and lawsuits, and to vigorously protect our interests.

     Although the ultimate outcome of all matters referred to above cannot be ascertained and liabilities in indeterminate amounts may be imposed on us or our subsidiaries, on the basis of present information, amounts already provided, availability of insurance coverages and legal advice received, it is the opinion of management that the disposition or ultimate determination of such claims will not have a material adverse effect on our consolidated financial position.  However, as (i) one or more of our insurance carriers could take the position that portions of these claims are not covered by our insurance, (ii) to the extent that payments are made to resolve claims and lawsuits, applicable insurance policy limits are reduced and (iii) the claims and lawsuits relating to these matters are continuing to develop, it is possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by unfavorable resolutions of these matters.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

Exhibit 3a

Articles of Amendment to Articles of Incorporation (adopted April 24, 2003) (filed herewith), and Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 1999).

	Exhibit 3b	Bylaws (incorporated by reference to Exhibit 3b to Form 10-K for the year ended December 31, 2002).

	Exhibit 4	Rights Agreement, dated as of July 30, 1999, between the Company and First Union National Bank, as Rights Agent (incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 2, 1999).

Exhibit 99.1

Certification by the Chief Executive Officer of Registrant submitted to the Securities and Exchange Commission pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  This Certification shall not be deemed to be "filed" with the Commission or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that the Registrant specifically requests that such Certification be incorporated by reference into a filing under the Securities Act or Exchange Act.  This Certification is being furnished to the Commission and accompanies this report pursuant to SEC Release No. 33-8212.

Exhibit 99.2

Certification by the Chief Financial Officer of Registrant submitted to the Securities and Exchange Commission pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  This Certification shall not be deemed to be "filed" with the Commission or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that the Registrant specifically requests that such Certification be incorporated by reference into a filing under the Securities Act or Exchange Act.  This Certification is being furnished to the Commission and accompanies this report pursuant to SEC Release No. 33-8212.

(b)	REPORTS ON FORM 8-K

      The Company also filed a current report on Form 8-K on March 25, 2003.  This current report reported (a) Item 9 which announced that the Company submitted to the Securities and Exchange Commission certifications by its Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company's report on Form 10-K for the year ended December 31, 2002, and (b) Item 7, which attached as Exhibit 99.1 the Certification of J. Hyatt Brown, Chief Executive Officer of the Company and Exhibit 99.2 the Certification of Cory T. Walker, Chief Financial Officer of the Company.

     The Company filed a current report on Form 8-K on April 11, 2003.  This current report reported (a) Item 9 which announced that the Company issued a press release relating to the Company's earnings for the first quarter of fiscal year 2003, and (b) Item 7, which attached as Exhibit 99 the Press Release issued April 10, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN & BROWN, INC.

Date: May 15, 2003	/S/ CORY T. WALKER
____________________________________
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

Date: May 15, 2003

By: /s/ J. HYATT BROWN
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

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 15, 2003

By: /s/ CORY T. WALKER
Cory T. Walker
Chief Financial Officer