Form 10-K/A
period 2002-12-31
BROWN & BROWN INC
filed 2003-05-27
CIK 79282

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1 to Form 10-K)

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________.

Commission file number: 0-7201

BROWN & BROWN, INC.
(Exact name of registrant as specified in its charter.)

Florida	59‑0864469
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

220 South Ridgewood Avenue, Daytona Beach, FL 32114
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (386) 252‑9601
Registrant's Website: www.bbinsurance.com

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which Registered

Common Stock, $.10 par value	New York Stock Exchange
Rights to Purchase Common Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]       No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.     [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

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

AMENDMENT NO. 1
TO THE FORM 10-K FILED BY
BROWN & BROWN, INC. ON MARCH 24, 2003

      This Form 10-K/A constitutes Amendment No. 1 to Brown & Brown, Inc.'s Annual Report on Form 10-K for the period ended December 31, 2002 ("Amendment No. 1"). This Amendment No. 1 is being filed solely to amend Part IV, Item 15 Exhibits, Financial Statement Schedules, and Reports on Form 8-K by replacing in their entirety Exhibits 13 and 23, and to amend the cover page to indicate that the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Exhibit 13 is being replaced in its entirety to include the Reports of Independent Certified Public Accountants, which were inadvertently omitted from the original filing, and Exhibit 23 is being replaced in its entirety due to the inadvertent inclusion of certain extraneous information on Exhibit 23 in the original filing.  Except for the foregoing amendments, no other information included in the original report on Form 10-K is amended by this Amendment No. 1.

PART IV

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

3a	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended September 30, 2001), and Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 1999).

3b	Bylaws of the Registrant as amended effective as of November 8, 2002.*

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

10q

Amended and Restated Asset Purchase Agreement, effective November 1, 2002, by and among Brown & Brown. Inc., CalSurance Associates, Inc., United Network of Insurance Services, Inc., Sterling Reinsurance Intermediaries, Inc., Lancer Claims Services Corporation, Donald W. Martin and Renee Martin, as Trustees of the Martin Living Trust U/D/T dated August 14, 1984, as Amended October 22, 1986, and Donald E. Martin.*

13	Portions of Registrant's 2002 Annual Report to Shareholders (not deemed "filed" under the Securities Exchange Act of 1934, except for those portions specifically incorporated by reference herein).**

16	Letter Regarding Change of Certifying Accountant (incorporated by reference to Exhibit 16 to Form 8-K filed on June 19, 2002).

21	Subsidiaries of the Registrant.*

23	Consent of Deloitte & Touche LLP.**

24	Powers of Attorney pursuant to which this Form 10-K has been signed on behalf of certain directors and officers of the Registrant*

*	Previously filed on March 24, 2003 as part of the Annual Report on Form 10-K.
**	Filed herewith.

(b)	REPORTS ON FORM 8-K

We filed the following Current Reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2002:

1.	Current report on Form 8-K regarding the announcement of the election of Jim W. Henderson as President and Chief Operating Officer, the assumption of expanded responsibilities by Linda S.

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

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the Annual Report of Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized.

BROWN & BROWN, INC.
Registrant

/S/ CORY T. WALKER
Date: May 27, 2003	By: _________________________________
Cory T. Walker, Chief Financial Officer

CERTIFICATION

I, J. Hyatt Brown, certify that:

1.	I have reviewed the annual report on Form 10-K of Brown & Brown, Inc. ("Registrant"), as amended by this Amendment No. 1 (herein collectively referred to as "this annual report");

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

Date: May 27, 2003

/S/ J. HYATT BROWN
______________________________
J. Hyatt Brown
Chief Executive Officer

CERTIFICATION

I, Cory T. Walker, certify that:

1.	I have reviewed the annual report on Form 10-K of Brown & Brown, Inc. ("Registrant"), as amended by this Amendment No. 1 (herein collectively referred to as "this annual report");

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

Date: May 27, 2003

/S/ CORY T. WALKER
___________________________
Cory T. Walker
Chief Financial Officer