Form 10-Q
period 2003-06-30
BROWN & BROWN INC
filed 2003-08-13
CIK 79282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

The number of shares of the Registrant's common stock, $.10 par value, outstanding as of August 1, 2003, was 68,365,872.

BROWN & BROWN, INC.

INDEX
		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Income for the
	three and six months ended June 30, 2003 and 2002	3

	Condensed Consolidated Balance Sheets as of June 30,
	2003 and December 31, 2002	4

	Condensed Consolidated Statements of Cash Flows for
	the six months ended June 30, 2003 and 2002	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 6.	Exhibits and Reports on Form 8-K	21

SIGNATURE		22

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
REVENUES
Commissions and fees	$137,257	$114,262	$281,509	$225,088
Investment income	442	943	775	1,298
Other income (loss), net	159	(302)	310	(447)
Total revenues	137,858	114,903	282,594	225,939

EXPENSES
Employee compensation and benefits	66,092	55,604	134,333	111,006
Non-cash stock grant compensation	632	785	1,449	1,561
Other operating expenses	19,229	16,431	38,635	31,357
Amortization	4,416	3,490	8,753	6,759
Depreciation	2,019	1,745	3,946	3,460
Interest	946	1,158	1,953	2,394
Total expenses	93,334	79,213	189,069	156,537

Income before income taxes and minority interest	44,524	35,690	93,525	69,402

Income taxes	16,589	13,741	35,054	26,720

Minority interest, net of income tax	-	548	-	1,118

NET INCOME	$ 27,935	$ 21,401	$ 58,471	$ 41,564
	=====	=====	=====	=====

Net income per share:
Basic	$0.41	$0.31	$0.86	$0.63
	===	===	===	===
Diluted	$0.41	$0.31	$0.85	$0.62
	===	===	===	===

Weighted average number of shares outstanding:
Basic	68,270	68,327	68,222	66,324
	====	====	====	====
Diluted	68,943	69,231	68,927	67,212
	====	====	====	====

Dividends declared per share	$0.0575	$0.0475	$0.115	$0.095
	=====	=====	====	====

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except per share data)

	June 30,	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$ 51,109	$91,247
Restricted cash	110,206	79,796
Short-term investments	1,957	446
Premiums, commissions and fees receivable	152,423	144,244
Other current assets	14,401	16,527
Total current assets	330,096	332,260

Fixed assets, net	25,060	24,730
Goodwill, net	207,206	176,269
Other intangible assets, net	231,112	203,984
Investments	10,591	8,585
Deferred income taxes, net	1,171	1,788
Other assets	6,387	6,733

Total assets	$811,623	$754,349
	=====	=====

LIABILITIES
Current liabilities:
Premiums payable to insurance companies	$204,109	$191,682
Premium deposits and credits due customers	19,989	16,723
Accounts payable	13,123	12,054
Accrued expenses	42,508	46,586
Current portion of long-term debt	27,016	27,334
Total current liabilities	306,745	294,379

Long-term debt	49,211	57,585

Other liabilities	9,454	8,943

Minority interest	-	1,852

SHAREHOLDERS' EQUITY
Common stock, par value $.10 per share; authorized 280,000
shares; issued 68,360 shares at 2003 and 68,178 at 2002	6,836	6,818
Additional paid-in capital	162,429	159,564
Retained earnings	273,721	223,102
Accumulated other comprehensive income	3,227	2,106
Total shareholders' equity	446,213	391,590

Total liabilities and shareholders' equity	$811,623	$754,349
	=====	=====

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the six months ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 58,471	$ 41,564
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization	8,753	6,759
Depreciation	3,946	3,460
Non-cash stock grant compensation	1,449	1,561
Deferred income tax benefit	(71)	(762)
Income tax benefit from exercise of stock options	3,530	-
Net (gains) losses on sales of investments, fixed assets and
customer accounts	(86)	526
Minority interest in earnings	-	1,818
Changes in operating assets and liabilities, net of effect from insurance agency acquisitions and disposals:
Restricted cash, (increase)	(30,410)	(36,944)
Premiums, commissions and fees receivable, (increase)	(8,304)	(13,088)
Other assets, decrease (increase)	3,298	(3,650)
Premiums payable to insurance companies, increase	12,427	24,575
Premium deposits and credits due customers, increase	3,266	3,688
Accounts payable, increase	734	18,632
Accrued expenses, (decrease) increase	(2,753)	2,958
Other liabilities, increase	358	265
NET CASH PROVIDED BY OPERATING ACTIVITIES	54,608	51,362

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(3,960)	(4,055)
Payments for businesses acquired, net of cash acquired	(66,569)	(39,465)
Proceeds from sales of fixed assets and customer accounts	1,353	2,203
Purchases of investments	(1,505)	(30)
Proceeds from sales of investments	-	79
NET CASH USED IN INVESTING ACTIVITIES	(70,681)	(41,268)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(11,227)	(13,315)
Proceeds from issuance of common stock, net of expenses	-	149,437
Issuance of common stock for employee stock benefit plans	238	101
Purchase of common stock for employee stock benefit plans	(2,334)	-
Cash dividends paid	(7,852)	(6,247)
Cash distribution to minority interest shareholders	(2,890)	(2,219)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(24,065)	127,757

Net (decrease) increase in cash and cash equivalents	(40,138)	137,851
Cash and cash equivalent at beginning of period	91,247	16,048

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$51,109	$153,899
	=====	=====

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

Results of operations for the three and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Certain amounts for the prior periods have been reclassified to conform to the current period presentations.

Note 2 - Basic and Diluted Net Income Per Share

The following table sets forth the computation of basic net income per common share and diluted net income per common and common equivalent share (in thousands, except per-share data):

	For the three months		For the six months
	ended June 30,		ended June 30,

	2003	2002	2003	2002

Net income	$27,935	$21,401	$58,471	$41,564
	=====	=====	=====	=====

Weighted average number of common
shares outstanding	68,270	68,327	68,222	66,324

Dilutive effect of stock options using the
treasury stock method	673	904	705	888

Weighted average number of common and
common equivalent shares outstanding	68,943	69,231	68,927	67,212
	=====	=====	=====	=====

Basic net income per share	$0.41	$0.31	$0.86	$0.63
	===	===	===	===
Diluted net income per common and
common equivalent share	$0.41	$0.31	$0.85	$0.62
	===	===	===	===

Note 3 - Acquisitions

      During the second quarter of 2003, the Company acquired certain assets and liabilities of four general insurance agencies and two books of business (customer accounts).  The aggregate purchase price was approximately $7,602,000, including $7,176,000 of net cash payments and the issuance of notes payable in the amount of $426,000.  Additionally, $1,084,000 was paid, $335,000 of other liabilities and $12,000 of notes payable were issued during the quarter on the "earn-out" purchase price agreements of prior acquisitions.  Each of these transactions has been included in the condensed consolidated financial statements since the date of such transactions.  These acquisitions are not material to the consolidated financial statements individually or in aggregate.

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

     The preliminary allocation of the aggregate purchase price to the fair values of the assets acquired, including earn-out adjustments, through the first six months of 2003 was as follows:   purchased customer accounts - $36,893,000; Goodwill - $31,441,000; Noncompete agreements - $429,000; and fixed assets and other miscellaneous net assets - $760,000.

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

The changes in goodwill, net of accumulated amortization, for the six months ended June 30, 2003, are as follows (in thousands):

		National
	Retail	Programs	Services	Brokerage	Total

Balance as of December 31, 2002	$131,423	$38,905	$56	$5,885	$176,269

Goodwill acquired	21,530	6,723	-	3,188	31,441

Goodwill disposed of relating to sale
of businesses (customer accounts)	(504)	-	-	-	(504)

Balance as of June 30, 2003	$152,449	$45,628	$56	$9,073	$207,206

Other intangible assets as of June 30, 2003 and December 31, 2002 consisted of the following (in thousands):

	June 30, 2003				December 31, 2002

	Gross		Net	Weighted	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average	Carrying	Accumulated	Carrying	Average
	Value	Amortization	Value	Life	Value	Amortization	Value	Life
				(Yrs)				(Yrs)
Purchased
Customer
Accounts	$289,873	$(70,321)	$219,552	18.3	$254,413	$(63,188)	$191,225	18.1

Noncompete
Agreements	32,107	(20,547)	11,560	7.7	31,686	(18,927)	12,759	7.7

Total	$321,980	$(90,868)	$231,112		$286,099	$(82,115)	$203,984
	======	=====	=====		=====	=====	=====

     Amortization expense for amortizable assets for the years ended December 31, 2003, 2004, 2005, 2006 and 2007 are estimated to be $17.6 million, $17.4 million, $17.0 million, $15.7 million and $15.2 million, respectively.

Note 5 - Long-Term Debt

     In January 2001, the Company entered into a $90 million unsecured seven-year term loan agreement with a national banking institution, bearing an interest rate based upon the 30-, 60- or 90-day London Interbank Offering Rate (LIBOR) plus 0.50% to 1.00%, depending upon the Company's quarterly ratio of funded debt to earnings before interest, taxes, depreciation and amortization.  The 90-day LIBOR was 1.10% as of June 30, 2003.  The loan was fully funded on January 3, 2001 and as of June 30, 2003 had an outstanding balance of $57.9 million.  This loan is to be repaid in equal quarterly installments of $3.2 million through December 2007.

     To hedge the risk of increasing interest rates from January 2, 2002 through the remaining six years of its seven-year $90 million term loan, the Company entered into an interest rate swap agreement that effectively converted the floating LIBOR-based interest payments to fixed interest rate payments at an annual rate of 4.53%.  This agreement did not affect the required 0.50% to 1.00% credit risk spread portion of the term loan.  In accordance with SFAS No. 133, as amended, the Company recorded a liability as of June 30, 2003 for the fair value of the interest rate swap of approximately $2,165,000, net of taxes of approximately $1,327,000, with the related change in fair value reflected as other comprehensive income. As of December 31, 2002, the Company recorded a liability for the fair value of the interest rate swap of approximately $2,070,000, net of taxes of approximately $1,269,000. The Company has designated and assessed the derivative as a highly effective cash flow hedge.

     The Company also had a revolving credit facility with a national banking institution that provided for available borrowings of up to $50 million, with a maturity date of October 2002, bearing an interest rate based upon the 30-, 60- or 90-day LIBOR plus 0.45% to 1.00%, depending upon the Company's quarterly ratio of funded debt to earnings before interest, taxes, depreciation and amortization.  A commitment fee of 0.15% to 0.25% per annum is assessed on the unused balance.  There were no borrowings against this facility at June 30, 2002 and the facility was not renewed upon its maturity date in October 2002.

     In 1991, the Company entered into a long-term unsecured credit agreement with a major insurance company that provided for borrowings at an interest rate equal to the prime rate (4.00% and 4.25% at June 30, 2003 and December 31, 2002, respectively) plus 1.00%.  At June 30, 2003, the maximum amount of $1.0 million currently available for borrowings was outstanding.  In accordance with an August 1, 1998 amendment to the credit agreement, the outstanding balance will be repaid in August 2003.

     Acquisition notes payable in the amount of $17.3 million represent debt incurred to former owners of certain agencies or customer accounts acquired by the Company.  These notes, including future contingent payments, are payable in monthly, quarterly or annual installments through February 2014, including interest ranging from 1.34% to 15.25%.

Note 6 - Contingencies

     The Company is involved in numerous pending or threatened proceedings by or against the Company or one or more of the Company’s subsidiaries that arise in the ordinary course of business.   The damages that may be claimed in these various proceedings are substantial, including in many instances claims for punitive or extraordinary damages.  Some of these claims and lawsuits have been resolved, others are in the process of being resolved, and others are still in the investigation or discovery phase.  The Company will continue to respond appropriately to these claims and lawsuits, and to vigorously protect its interests.

     Among the above-referenced claims are several threatened and pending legal claims against Brown & Brown Insurance Services of Texas, Inc. (“BBTX”), a subsidiary of the Company, and the Company arising out of the procurement and placement  of workers’ compensation insurance coverage  for entities including professional employer organizations (“PEO”).  Discovery and trial preparation are continuing in Vega Roofing Co. vs. Brown & Brown, Inc., et al., one such case previously described in the Company’s Report on Form 10-Q for the quarterly period ending March 31, 2003.   In that action, Plaintiff Vega Roofing alleged that Aerostaff Services, Inc. (“Aerostaff”), a company that provided “employee leasing”-type services to Plaintiff, failed to obtain workers’ compensation insurance to cover leased workers, and further claimed that BBTX and the Company were also liable to it for those claims.  Aerostaff filed cross-claims against BBTX and the Company, asserting that they were liable for failure to procure acceptable workers’ compensation insurance coverage for Aerostaff and its clients.  In July of 2003,  Aerostaff  amended its cross-claims against  BBTX  and the Company  to add claims for breach of contract, breach of fiduciary duty, tortious interference, conspiracy, fraud and contribution and indemnity.  The case is currently scheduled for trial in September 2003.

     Although the ultimate outcome of all matters referred to above cannot be ascertained and liabilities in indeterminate amounts may be imposed on the Company or its subsidiaries, on the basis of present information, amounts already provided, availability of insurance coverages and legal advice received, it is the opinion of management that the disposition or ultimate determination of such claims will not have a material adverse effect on the Company's consolidated financial position.  However, as: (i) punitive and certain types of extraordinary damages of the type claimed in these cases may not be covered by our current insurance policy; (ii) one or more of our insurance carriers have taken the position that portions of these claims are not covered by our insurance; (iii) applicable insurance policy limits have been and will continue to be reduced by payments and reserves for the resolution of claims and lawsuits; and (iv) the claims and lawsuits relating to these matters are continuing to develop, it is possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by unfavorable resolutions of these matters.

Note 7 - Supplemental Disclosures of Cash Flow Information

	For the six months ended June 30,

	2003	2002
Cash paid during the period for (in thousands):

Interest	$ 1,905	$ 2,678

Income taxes	37,288	12,006

The Company's significant non-cash investing and financing activities are as follows (in thousands):

	For the six months ended June 30,
	2003	2002

Unrealized holding gain on available-for-sale securities,
net of tax effect of $746 in 2003 and $871 in 2002	$1,216	$1,392

Loss on cash flow-hedging derivative, net of tax benefit of
$58 for 2003 and $402 for 2002	(95)	(642)

Notes payable and other liabilities issues or assumed
for purchased customer accounts	2,954	1,238

Notes receivable on sale of fixed assets and customer accounts	776	546

Note 8 - Comprehensive Income

The components of comprehensive income, net of related tax, are as follows (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2003	2002	2003	2002

Net income	$27,935	$21,401	$58,471	$41,564

Net change in unrealized holding gain (loss)
on available-for-sale securities	1,456	(1,054)	1,216	1,392

Loss on cash-flow hedging derivative	(149)	(751)	(95)	(642)

Comprehensive income	$29,242	$19,596	$59,592	$42,314
	=====	=====	=====	=====

Note 9 - Stock-Based Compensation and Incentive Plans

     The Company applies the intrinsic value based method of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," to account for its stock plans. Accordingly, the Company adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure", effective for the fiscal year ended December 31, 2002, which requires presentation of pro forma net income and earnings per share information under SFAS No. 123 (same title).

      Pursuant to the above disclosure requirement, the following table provides an expanded reconciliation for all periods presented that: adds back to reported net income the recorded stock based compensation expense under APB No. 25, net of related income tax effects; deducts the total fair value expense under SFAS No. 123, net of related income tax effects; and shows the reported and pro forma earnings per share amounts.

	For the three months		For the six months
	ended June 30,		ended June 30,
	2003	2002	2003	2002

Net income as reported	$27,935	$21,401	$58,471	$41,564

Total stock-based employee compensation
cost included in the determination of
net income, net of related tax effects	392	484	900	962

Total stock-based employee compensation
cost determined under fair value method for
all awards, net of related tax effects	(896)	(1,034)	(1,907)	(2,062)

Pro forma net income	$27,431	$20,851	$57,464	$40,464
	=====	=====	=====	=====
Earnings per share:
Basic, as reported	$0.41	$0.31	$0.86	$0.63
Basic, pro forma	$0.40	$0.31	$0.84	$0.61

Diluted, as reported	$0.41	$0.31	$0.85	$0.62
Diluted, pro forma	$0.40	$0.30	$0.83	$0.60

Shares - Basic	68,270	68,327	68,222	66,324
Shares - Diluted	68,943	69,231	68,927	67,212

Note 10 - Segment Information

     The Company's business is divided into four segments:  the Retail Division, which provides a broad range of insurance products and services to commercial, governmental professional and individual clients; the National Programs Division, which is comprised of two units - Professional Programs, which provides professional liability and related packages for certain professionals, delivered through nationwide networks of independent agents, and Special Programs, which markets targeted products and services designated for specific industries, trade groups and market niches; the Services Division, which provides insurance-related services including third-party administration, consulting for the workers' compensation and employee benefit self-insurance markets and managed healthcare services; and the Brokerage Division, which markets and sells excess and surplus commercial insurance and reinsurance, primarily through independent agents and brokers.  The Company conducts all of its operations within the United States of America.

       Summarized financial information concerning the Company's reportable segments is shown in the following table.  The "Other" column includes corporate-related items and any income and expenses not allocated to reportable segments.

(in thousands)
Six Months Ended June 30, 2003:	Retail	National Programs	Services	Brokerage	Other	Total

Total revenues	$210,464	$38,533	$14,552	$18,464	$ 581	$282,594

Investment income	23	95	-	-	657	775
Amortization	6,275	2,169	19	212	78	8,753
Depreciation	2,811	550	249	153	183	3,946
Interest expense	9,018	2,792	115	521	(10,493)	1,953
Income before income taxes
and minority interest	57,692	13,403	2,320	7,564	12,546	93,525

Total assets	604,650	227,246	13,738	68,095	(102,106)	811,623
Capital expenditures	2,762	926	108	237	(73)	3,960

(in thousands)
Six Months Ended June 30, 2002:	Retail	National Programs	Services	Brokerage	Other	Total

Total revenues	$178,094	$24,805	$13,834	$11,448	$ (2,242)	$225,939

Investment income	2,403	521	203	96	(1,925)	1,298
Amortization	5,419	1,157	19	85	79	6,759
Depreciation	2,494	460	246	119	141	3,460
Interest expense	8,155	830	137	199	(6,927)	2,394
Income before income taxes
and minority interest	45,678	10,811	2,000	3,933	6,980	69,402

Total assets	484,229	130,844	11,406	56,241	35,407	718,127
Capital expenditures	3,466	35	170	123	261	4,055

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (MD&A)

THE FOLLOWING DISCUSSION UPDATES THE MD&A CONTAINED IN THE COMPANY'S 2002 ANNUAL REPORT ON FORM 10-K, AND THE TWO DISCUSSIONS SHOULD BE READ TOGETHER.

Critical Accounting Policies

      The more critical accounting and reporting policies include our accounting for revenue recognition, business acquisitions and purchase price allocations, intangible assets impairments, reserves for litigation and derivative interests.  In particular, the accounting for these areas requires significant judgments to be made by management.  Different assumptions in the application of these policies could result in material changes in our consolidated financial position or consolidated results of operations.  Refer to Note 1 in the "Notes to Consolidated Financial Statements" in our 2002 Annual Report on Form 10-K on file with the Securities and Exchange Commission for details regarding all of our critical and significant accounting policies.

Results of Operations

Net Income.     Net income for the second quarter of 2003 was $27.9 million, or $0.41 per diluted share, compared with net income in the second quarter of 2002 of $21.4 million, or $0.31 per diluted share, a 32.3% increase on a per-share basis. Net income for the six months ended June 30, 2003 was $58.5 million, or $0.85 per diluted share, compared with net income for the comparable period in 2002 of $41.6 million, or $0.62 per diluted share, a 37.1% increase on a per-share basis.

Commissions & Fees.  Commissions and fees for the second quarter of 2003 increased $23.0 million, or 20.1%, over the same period in 2002. Approximately $17.9 million of this increase represents revenues from acquired agencies, $2.0 million relates to higher contingent commissions (revenue-sharing commissions from insurance companies that are based upon the volume, growth and/or profitability of the business placed with such companies during the prior year), with the remainder due mainly to new business production and higher renewal commissions. Commissions and fees for the six months ended June 30, 2003 increased $56.4 million, or 25.1%, over the same period in 2002. Approximately $37.2 million of this increase represents revenues from acquired agencies, $10.2 million relates to higher contingent commissions, with the remainder due mainly to new business production and higher renewal commissions.

Investment Income.  Investment income for the three and six months ended June 30, 2003 decreased $0.5 million, or 53.1%, and $0.5 million, or 40.3%, respectively, from the same periods in 2002. The reduction in investment income during the three and six months ended June 30, 2003 was primarily due to lower available investment cash balances along with lower investment yields.

Other Income (Loss).    Other income (loss) primarily includes gains and losses from the sales of customer accounts and other assets. Other income for the three and six months ended June 30, 2003 increased $0.5 million, or 152.6%, and $0.8 million, or 169.4%, respectively, from the same periods in 2002, primarily due to gains on several sales of books of business (customer accounts) in 2003.

Employee Compensation and Benefits.   Employee compensation and benefits for the second quarter of 2003 increased $10.5 million, or 18.9%, over the same period in 2002. For the six months ended June 30, 2003 employee compensation increased $23.3 million, or 21.0%, over the same period in 2002. This increase primarily relates to the addition of new employees from acquisitions completed since July 1, 2002 and increased producer compensation that resulted from higher commission revenues.   Employee

compensation and benefits as a percentage of total revenue decreased to 47.9% for the second quarter of 2003 from 48.4% for the second quarter of 2002. For the six months ended June 30, 2003 employee compensation and benefits as a percentage of total revenue decreased to 47.5% from 49.1% from the same period in 2002. The improved ratios for both the three and six-month periods are the result of the continued assimilation of the acquisitions completed in 2002 into our standard compensation program, as well as the positive impact of higher contingent commissions received in 2003.

Non-Cash Stock Grant Compensation.  Non-cash stock grant compensation expense represents the expense required to be recorded under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees", relating to our stock performance plan.

     The annual cost of this stock performance plan increases only when our average stock price over a 20 trading-day period increases by increments of 20% or more over the price at the time of the original grant, or when more shares are granted and the aforementioned average stock price increases.

     Non-cash stock grant compensation expense for the second quarter of 2003 decreased $0.2 million, or 19.5%, from the same period in 2002. For the six months ended June 30, 2003 non-cash stock grant compensation expense decreased $0.1 million, or 7.2%, from the comparable period in 2002.  These decreases are due to forfeited stock grants that resulted in fewer granted shares being outstanding during the three and six months ended June 30, 2003 than were outstanding during the three and six months ended June 30, 2002.

Other Operating Expenses. Other operating expenses for the second quarter of 2003 increased $2.8 million, or 17.0%, over the same period in 2002. For the six months ended June 30, 2003, other operating expenses increased $7.3 million, or 23.2%, over the same period in 2002. This was the primarily the result of acquisitions completed since the second quarter of 2002. Other operating expenses as a percentage of revenue for the second quarter of 2003 decreased to 13.9% from 14.3% in the second quarter of 2002. For the six months ended June 30, 2003, other operating expenses as a percentage of revenue decreased to 13.7%, compared with 13.9% for the same period in 2002. The improved ratios are the result of operating efficiencies as well as the positive impact of higher contingent commissions received in 2003.

Amortization.  Amortization expense for the second quarter of 2003 increased $0.9 million, or 26.5%, from the second quarter of 2002. For the six months ended June 30, 2003, amortization expense increased $2.0 million, or 29.5%, over the same period in 2002. These increases are primarily due to acquisitions completed since July 1, 2002.

Depreciation.  Depreciation expense for the second quarter of 2003 increased $0.3 million, or 15.7%, over the second quarter of 2002. For the six months ended June 30, 2003, depreciation expense increased $0.5 million, or 14.0%, over the same period in 2002. These increases are due to the capital expenditures and fixed assets acquired from acquisitions completed since July 1, 2002.

Interest Expense.  Interest expense for the second quarter of 2003 decreased $0.2 million, or 18.3%, from the same period in 2002. For the six months ended June 30, 2003 interest expense decreased $0.4 million, or 18.4%, from the same period in 2002. These decreases are a result of lower outstanding debt balances.

Segment Information

As discussed in Note 10 of the notes to our condensed consolidated financial statements, we operate in four business segments: Retail, National Programs, Services and Brokerage Divisions.

The Retail Division is our insurance agency business, which provides a broad range of insurance products and services directly to commercial, governmental, professional and individual clients.  The Retail Division's total revenues during the three and six months ended June 30, 2003 increased 14.9%, or $13.3 million, to $103.2 million, and 18.2%, or $32.4 million, to $210.5 million over the same periods in 2002, respectively.  Of this increase, approximately $11.6 million and $23.6 million for the three and six months ended June 30, 2003, respectively, related to the core commissions and fees from acquisitions that had no comparable revenues in the same periods of 2002.  The remaining increases are primarily due to net new business growth, which benefited from continued rising premium rates from the corresponding periods in 2002.  Income before income taxes and minority interest for the three and six months ended June 30, 2003 increased 21.0%, or $4.6 million, to $26.8 million, and 26.3%, or $12.0 million, to $57.7 million over the same periods in 2002. These increases are due to higher revenues, increases in premium rates and improved cost structure.

     The National Programs Division is comprised of two units: Professional Programs, which provides professional liability and related package products for certain professionals delivered through nationwide networks of independent agents; and Special Programs, which markets targeted products and services designated for specific industries, trade groups and market niches.  Total revenues for National Programs for the three and six-months ended June 30, 2003 increased 56.0%, or $6.6 million, to $18.4 million, and 55.3%, or $13.7 million, to $38.5 million over the same periods in 2002, respectively. Of these increases, approximately $6.0 million and $11.9 million for the three and six-month periods, respectively, related to core commissions and fees from acquisitions that had no comparable revenues in the same periods of 2002.  The remaining increases are primarily due to net new business growth, which benefited from continued rising premium rates from the corresponding periods in 2002. Income before income taxes and minority interest for the three and six months ended June 30, 2003 increased $15.6%, or $0.8 million, to $5.8 million, and  24.0%, or $2.6 million, to $13.4 million, respectively, over the same periods in 2002, due primarily to net increases in revenues.

     The Services Division provides insurance-related services, including third-party administration, consulting for the workers' compensation and employee benefit self-insurance markets and managed healthcare services.  Unlike our other segments, the majority of the Services Division's revenues are fees, which are not significantly affected by fluctuations in general insurance premiums.  The Service Division's total revenues in the three and six months ended June 30, 2003 increased 3.7%, or $0.3 million, to $7.3 million, and 5.2%, or $0.7 million, to $14.6 million over the same periods in 2002, respectively, the majority of which related to net new business growth.  Income before income taxes and minority interest for the three and six months ended June 30, 2003 increased 20.7%, or $0.2 million, to $1.3 million, and 16.0%, or $0.3 million, to $2.3 million over the same periods in 2002, respectively. These increases were driven primarily by net new business revenues.

     The Brokerage Division markets and sells excess and surplus commercial insurance and reinsurance, primarily through independent agents and brokers.  The Brokerage Division's total revenues in the three and six months ended June 30, 2003 increased 22.2%, or $1.6 million, to $8.6 million, and 61.3%, or $7.0 million, to $18.5 million over the same periods in 2002. Of these increases, approximately $0.3 million and $1.7 million for the three and six-month periods, respectively, related to core commissions and fees from acquisitions that had no comparable revenues in the same periods of 2002.  The remaining increases are primarily due to net new business growth which also benefited from continued rising premium rates from the corresponding period in 2002. Income before income taxes and minority interest for the three and six months ended June 30, 2003 increased 21.7%, or $0.5 million, to $3.1 million, and 92.3%, or $3.6 million, to $7.6 million from the same periods in 2002, respectively. These increases were driven primarily by net new business revenues.

Liquidity and Capital Resources

     Our cash and cash equivalents of $51.1 million at June 30, 2003 decreased by $40.1 million from the $91.2 million balance at December 31, 2002.  For the six-month period ended June 30, 2003, $54.6 million of cash was provided from operating activities.  Also during this period, $66.6 million was used to acquire other agencies and books of business (customer accounts), $4.0 million was used for additions to fixed assets, $11.2 million was used for payments on long-term debt, and $7.9 million was used for payment of dividends.

As of June 30, 2003, our contractual cash obligations were as follows (in thousands):

		Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-Term Debt	$76,076	$26,907	$28,917	$19,811	$441
Capital Lease Obligations	151	109	42	-	-
Other Long Term Liabilities	9,454	6,219	1,031	943	1,261
Operating Leases	58,849	16,589	23,904	11,692	6,664
Maximum Future Acquisition
Contingency Payments	46,144	32,992	13,114	38	-
Total Contractual Cash Obligations	$190,674	$82,816	$67,008	$32,484	$8,366
	=====	=====	=====	=====	====

     In January 2001, we entered into a $90 million unsecured seven-year term loan agreement with a national banking institution, bearing an interest rate based upon the 30-, 60- or 90-day London Interbank Offering Rate (LIBOR) plus 0.50% to 1.00%, depending upon our quarterly ratio of funded debt to earnings before interest, taxes, depreciation and amortization.  The 90-day LIBOR was 1.10% as of June 30, 2003.  The loan was fully funded on January 3, 2001 and as of June 30, 2003 had an outstanding balance of $57.9 million.  This loan is to be repaid in equal quarterly installments of $3.2 million through December 2007.

     To hedge the risk of increasing interest rates from January 2, 2002 through the remaining six years of our seven-year $90 million term loan, we entered into an interest rate swap agreement that effectively converted the floating LIBOR-based interest payments to fixed interest payments at an annual rate of 4.53%.  This agreement did not impact or change the required 0.50% to 1.00% credit risk spread portion of the term loan.  In accordance with SFAS No. 133, as amended, we recorded a liability as of June 30, 2003 for the fair value of the interest rate swap at June 30, 2003 of approximately $2,165,000, net of taxes of approximately $1,327,000.  We have designated and assessed the derivative as a highly effective cash flow hedge, and accordingly, the effect is reflected in other comprehensive income.

     The Company (including its subsidiaries) has never incurred off-balance sheet obligations through the use of, or investment in, off-balance sheet derivative financial instruments or structured finance or special purpose entities organized as corporations, partnerships or limited liability companies, or trusts.

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

     Our invested assets are held as cash and cash equivalents, restricted cash, available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit. These investments are subject to interest rate risk and equity price risk. The fair values of our cash and cash equivalents, restricted cash, and certificates of deposit at June 30, 2003 and December 31, 2002 approximated their respective carrying values due to their short-term duration and therefore such market risk is not considered to be material.

     We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date. However, we have no current intentions to add to or dispose of any of the 559,970 common stock shares of Rock-Tenn Company, a publicly-held New York Stock Exchange-listed company, which we have owned for over ten years. The investment in Rock-Tenn Company accounted for 76% and 84% of the total value of available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit as of June 30, 2003 and December 31, 2002, respectively. Rock-Tenn Company's closing stock price at June 30, 2003 and December 31, 2002 was $16.95 and $13.48, respectively. Our exposure to equity price risk is primarily related to the Rock-Tenn Company investment. As of June 30, 2003, the value of the Rock-Tenn Company investment was $9,491,000.

     To hedge the risk of increasing interest rates from January 2, 2002 through the remaining six years of our seven-year $90 million term loan, on December 5, 2001 we entered into an interest rate swap agreement that effectively converted the floating rate LIBOR-based interest payments to fixed interest payments at an annual rate of 4.53%.  We do not otherwise enter into derivatives, swaps or other similar financial instruments for trading or speculative purposes.

At June 30, 2003, the interest rate swap agreement was as follows:

(in thousands, except	Contractual/		Weighted Average	Weighted Average
percentages)	Notional Amount	Fair Value	Pay Rates	Received Rates

Interest rate swap
agreement	$57,857	($3,492)	4.53%	1.29%

ITEM 4:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Within 90 days prior to the date of this report, we completed an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls").  Based on the Evaluation, our CEO and CFO concluded that, subject to the limitations noted below, our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports.

Changes in Internal Controls

     We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Limitations on the Effectiveness of Controls

     Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

     The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

     Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications").  This Item 4, which you are currently reading, is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

     The Company is involved in numerous pending or threatened proceedings by or against the Company or one or more of the Company’s subsidiaries that arise in the ordinary course of business.    The damages that may be claimed in these various proceedings are substantial, including in many instances claims for punitive or extraordinary damages.  Some of these claims and lawsuits have been resolved, others are in the process of being resolved, and others are still in the investigation or discovery phase.  The Company will continue to respond appropriately to these claims and lawsuits, and to vigorously protect its interests.

     Among the above-referenced claims are several threatened and pending legal claims against Brown & Brown Insurance Services of Texas, Inc. (“BBTX”), a subsidiary of the Company, and the Company arising out of the procurement and placement  of workers’ compensation insurance coverage  for entities including professional employer organizations (“PEO”).  Discovery and trial preparation are continuing in Vega Roofing Co. vs. Brown & Brown, Inc., et al., one such case previously described in the Company’s Report on Form 10-Q for the quarterly period ending March 31, 2003.   In that action, Plaintiff Vega Roofing alleged that Aerostaff Services, Inc. (“Aerostaff”), a company that provided “employee leasing”-type services to Plaintiff, failed to obtain workers’ compensation insurance to cover leased workers, and further claimed that BBTX and the Company were also liable to it for those claims.  Aerostaff filed cross-claims against BBTX and the Company, asserting that they were liable for failure to procure acceptable workers’ compensation insurance coverage for Aerostaff and its clients.  In July of 2003,  Aerostaff  amended its cross-claims against  BBTX  and the Company  to add claims for breach of contract, breach of fiduciary duty, tortious interference, conspiracy, fraud and contribution and indemnity.  The case is currently scheduled for trial in September 2003.

     Although the ultimate outcome of all matters referred to above cannot be ascertained and liabilities in indeterminate amounts may be imposed on the Company or its subsidiaries, on the basis of present information, amounts already provided, availability of insurance coverages and legal advice received, it is the opinion of management that the disposition or ultimate determination of such claims will not have a material adverse effect on the Company's consolidated financial position.  However, as: (i) punitive and certain types of extraordinary damages of the type claimed in these cases may not be covered by our current insurance policy; (ii) one or more of our insurance carriers have taken the position that portions of these claims are not covered by our insurance; (iii) applicable insurance policy limits have been and will continue to be reduced by payments and reserves for the resolution of claims and lawsuits; and (iv) the claims and lawsuits relating to these matters are continuing to develop, it is possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by unfavorable resolutions of these matters.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on April 24, 2003. At the Annual Meeting, four matters were submitted to a vote of security holders. Those matters were:

1.	The election of eight directors

The number of votes cast for, withheld or abstaining with respect to the election of each of the directors is set forth below:

	For	Abstain/ Withheld

J. Hyatt Brown	58,032,955	1,296,845
Samuel P. Bell, III	58,622,966	706,834
Bradley Currey, Jr.	58,614,656	715,144
Jim W. Henderson	58,055,682	1,274,118
Theodore J. Hoepner	47,739,789	11,590,011
David H. Hughes	58,623,782	706,018
John R. Riedman	57,358,379	1,971,421
Jan E. Smith	58,627,124	702,676

2.	The proposal to amend the Company's Articles of Incorporation to increase the number of authorized common stock from 140,000,000 to 280,000,000

The number of votes cast for, against or abstaining with respect to the proposal to increase the number of Company's authorized common stock from 140,000,000 to 240,000,000 is set forth below:

For	56,643,427
Against	2,648,182
Abstain	38,191

3.	The proposal to amend the Company's 1990 Employee Stock Purchase Plan to reserve an additional 3,000,000 shares of common stock for issuance thereunder

     The number of votes cast for, against or abstaining with respect to the proposal to reserve an additional 3,000,000 shares of common stock for the Company's 1990 Employee Stock Purchase Plan is set forth below:

For	49,992,248
Against	590,174
Abstain	58,581
Broker Non-Vote	8,688,797

4.	The proposal to amend the Company's Stock Performance Plan to reserve an additional 3,600,000 shares of common stock for issuance thereunder

The number of votes cast for, against or abstaining with respect to the proposal to reserve an additional 3,600,000 shares of common stock for the Company's Stock Performance Plan is set forth below:

For	48,432,664
Against	2,097,735
Abstain	110,604
Broker Non-Vote	8,688,797

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

Exhibit 3a

Articles of Amendment to Articles of Incorporation (adopted April 24, 2003) (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 2003), and Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 1999).

	Exhibit 3b	Bylaws (incorporated by reference to Exhibit 3b to Form 10-K for the year ended December 31, 2002).

	Exhibit 4	Rights Agreement, dated as of July 30, 1999, between the Company and First Union National Bank, as Rights Agent (incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 2, 1999).

	Exhibit 31.1	Certificate by the Chief Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 31.2	Certificate by the Chief Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1

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

Exhibit 32.2

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

     The Company filed a current report on Form 8-K on July 24, 2003.  This current report reported (a) Item 9, which announced that the Company issued a press release on July 9, 2003, relating to the Company's earnings for the second quarter of fiscal year 2003 (the "Press Release"), and (b) Item 7, which attached the Press Release as Exhibit 99.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN & BROWN, INC.

/S/ CORY T. WALKER
Date: August 13, 2003	___________________________________
Cory T. Walker
Vice President, Chief Financial Officer
and Treasurer
(duly authorized officer, principal financial
officer and principal accounting officer)