Form 10-Q
period 2003-09-30
BROWN & BROWN INC
filed 2003-11-13
CIK 79282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 0-7201

BROWN & BROWN, INC.
(Exact Name of Registrant as Specified in its Charter)

Florida	59-0864469
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

220 S. Ridgewood Ave., Daytona Beach, FL	32114
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (386) 252-9601

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒        No  ☐

The number of shares of the Registrant’s common stock, $.10 par value, outstanding as of November 12, 2003, was 68,645,915.

BROWN & BROWN, INC.

PART 1—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS (UNAUDITED)

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
REVENUES
Commissions and fees	$132,146	$109,799	$413,656	$334,887
Investment income	309	924	1,084	2,222
Other income (loss), net	1,090	(66)	1,399	(514)

Total revenues	133,545	110,657	416,139	336,595
EXPENSES
Employee compensation and benefits	66,882	53,527	201,215	164,531
Non-cash stock grant compensation	375	1,463	1,824	3,025
Other operating expenses	17,479	15,815	56,114	47,173
Amortization	4,209	3,435	12,963	10,194
Depreciation	2,116	1,859	6,062	5,319
Interest	858	1,162	2,811	3,556

Total expenses	91,919	77,261	280,989	233,798

Income before income taxes and minority interest	41,626	33,396	135,150	102,797
Income taxes	15,575	12,830	50,629	39,550
Minority interest, net of income tax	—	388	—	1,506

NET INCOME	$26,051	$20,178	$84,521	$61,741

Net income per share:
Basic	$0.38	$0.30	$1.24	$0.92

Diluted	$0.38	$0.29	$1.23	$0.91

Weighted average number of shares outstanding:
Basic	68,532	68,266	68,327	66,979

Diluted	68,995	68,994	68,944	67,745

Dividends declared per share	$0.0575	$0.0475	$0.1725	$0.1425

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except per share data)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$68,743	$68,050
Restricted cash	126,354	102,993
Short-term investments	471	446
Premiums, commissions and fees receivable	145,540	144,244
Other current assets	14,619	16,527

Total current assets	355,727	332,260
Fixed assets, net	25,209	24,730
Goodwill, net	225,663	176,269
Other intangible assets, net	231,383	203,984
Investments	9,264	8,585
Deferred income taxes, net	—	1,788
Other assets	6,780	6,733

Total assets	$854,026	$754,349

LIABILITIES
Current liabilities:
Premiums payable to insurance companies	$214,802	$191,682
Premium deposits and credits due customers	17,292	16,723
Accounts payable	8,055	12,054
Accrued expenses	56,010	46,586
Current portion of long-term debt	25,663	27,334

Total current liabilities	321,822	294,379
Long-term debt	45,298	57,585
Deferred income taxes, net	2,262	—
Other liabilities	9,634	8,943
Minority interest	—	1,852

SHAREHOLDERS’ EQUITY
Common stock, par value $.10 per share; authorized 280,000 shares; issued and outstanding, 68,646 shares at 2003 and 68,178 at 2002	6,865	6,818
Additional paid-in capital	169,473	159,564
Retained earnings	295,825	223,102
Accumulated other comprehensive income	2,847	2,106

Total shareholders’ equity	475,010	391,590

Total liabilities and shareholders’ equity	$854,026	$754,349

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	For the nine months ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$84,521	$61,741
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	12,963	10,194
Depreciation	6,062	5,319
Non-cash stock grant compensation	1,824	3,025
Deferred income tax provision (benefit)	3,595	(761)
Income tax benefit from exercise of stock options	3,530	—
Net (gains) losses on sales of investments, fixed assets and customer accounts	(1,125)	670
Minority interest in earnings	—	2,448
Changes in operating assets and liabilities, net of effect from insurance agency acquisitions and disposals:
Restricted cash, (increase)	(23,361)	(61,047)
Premiums, commissions and fees receivable, (increase)	(1,421)	(7,868)
Other assets, decrease (increase)	2,080	(3,067)
Premiums payable to insurance companies, increase	23,120	17,057
Premium deposits and credits due customers, increase	569	6,010
Accounts payable, (decrease) increase	(4,221)	510
Accrued expenses, increase	10,347	9,612
Other liabilities, increase	482	2,454

NET CASH PROVIDED BY OPERATING ACTIVITIES	118,965	46,297

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(6,570)	(6,128)
Payments for businesses acquired, net of cash acquired	(89,172)	(50,532)
Proceeds from sales of fixed assets and customer accounts	4,057	3,506
Purchases of investments	(7)	(107)
Proceeds from sales of investments	—	110

NET CASH USED IN INVESTING ACTIVITIES	(91,692)	(53,151)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(16,493)	(19,150)
Proceeds from issuance of common stock, net of expenses	—	149,437
Issuance of common stock for employee stock benefit plans	6,935	5,775
Purchase of common stock for employee stock benefit plans	(2,334)	(10,142)
Cash dividends paid	(11,798)	(9,491)
Cash distribution to minority interest shareholders	(2,890)	(2,486)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(26,580)	113,943

Net increase in cash and cash equivalents	693	107,089
Cash and cash equivalent at beginning of period	68,050	16,048

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$68,743	$123,137

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Basis of Financial Reporting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited, condensed, and consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Results of operations for the three and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Certain amounts for the prior periods have been reclassified to conform to the current period presentations.

Note 2 – Basic and Diluted Net Income Per Share

The following table sets forth the computation of basic net income per common share and diluted net income per common and common equivalent share (in thousands, except per-share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Net income	$26,051	$20,178	$84,521	$61,741

Weighted average number of common shares outstanding	68,532	68,266	68,327	66,979
Dilutive effect of stock options using the treasury stock method	463	728	617	766

Weighted average number of common and common equivalent shares outstanding	68,995	68,994	68,944	67,745

Basic net income per share	$0.38	$0.30	$1.24	$0.92

Diluted net income per common and common equivalent share	$0.38	$0.29	$1.23	$0.91

Note 3 – Acquisitions

During the third quarter of 2003, the Company acquired certain assets of three general insurance agencies and two books of business (customer accounts). The aggregate purchase price was approximately $19,718,000, all of which was paid in cash. Additionally, $2,885,000 was paid during the quarter on the “earn-out” purchase price agreements of prior acquisitions. The operating results of each of these acquired businesses have been included in the condensed consolidated financial statements since the date of such transactions. These acquisitions are not material to the consolidated financial statements individually or in aggregate.

During the second quarter of 2003, the Company acquired certain assets and liabilities of four general insurance agencies and two books of business (customer accounts). The aggregate purchase price was approximately $7,602,000, including $7,176,000 of net cash payments and the issuance of notes payable in the amount of $426,000. Additionally, $1,084,000 was paid, $335,000 of other liabilities were assumed and $12,000 of notes payable were issued during the quarter on the “earn-out” purchase price agreements of prior acquisitions. The operating results of each of these acquired businesses have been included in the condensed consolidated financial statements since the date of such transactions. These acquisitions are not material to the consolidated financial statements individually or in aggregate.

During the first quarter of 2003, the Company acquired certain assets and liabilities of nine general insurance agencies, several books of business (customer accounts) and the remaining 25% minority interest in Florida Intracoastal Underwriters, Limited Company. The aggregate purchase price was approximately $47,965,000, including $47,324,000 of net cash payments and the issuance of notes payable in the amount of $641,000. Additionally, $10,985,000 was paid and $1,540,000 of notes payable were issued during the quarter on the “earn-out” purchase price agreements of prior acquisitions. The operating results of each of these acquired businesses have been included in the condensed consolidated financial statements since the date of such transactions. These acquisitions are not material to the consolidated financial statements individually or in aggregate.

The preliminary allocation of the aggregate purchase price to the fair values of the assets acquired, including earn-out adjustments, through the first nine months of 2003 was as follows: purchased customer accounts—$41,532,000; goodwill—$50,002,000; noncompete agreements—$491,000; and fixed assets and other miscellaneous net assets—$101,000.

Note 4 – Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 provides for the non-amortization of goodwill. Goodwill is now subject to at least an annual assessment for impairment by applying a fair value-based test. Other intangible assets will be amortized over their useful lives (other than indefinite life assets) and will be subject to a lower of cost or market impairment testing.

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

The changes in goodwill, net of accumulated amortization, for the nine months ended September 30, 2003, are as follows (in thousands):

	Retail	National Programs	Services	Brokerage	Total
Balance as of December 31, 2002	$131,423	$38,905	$56	$5,885	$176,269
Goodwill acquired	27,991	18,227	—	3,784	50,002
Goodwill disposed of relating to sale of businesses (customer accounts)	(608)	—	—	—	(608)

Balance as of September 30, 2003	$158,806	$57,132	$56	$9,669	$225,663

Other intangible assets as of September 30, 2003 and December 31, 2002 consisted of the following (in thousands):

	September 30, 2003				December 31, 2002
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life
				(Yrs)				(Yrs)
Purchased Customer Accounts	294,292	$(73,714)	$220,578	18.3	$254,413	$(63,188)	$191,225	18.1
Noncompete Agreements	32,169	(21,364)	10,805	7.7	31,686	(18,927)	12,759	7.7

Total	$326,461	$(95,078)	$231,383		$286,099	$(82,115)	$203,984

Amortization expense for amortizable assets for the years ended December 31, 2003, 2004, 2005, 2006 and 2007 are estimated to be $17.4 million, $17.6 million, $17.3 million, $15.9 million and $15.4 million, respectively.

Note 5 – Long-Term Debt

In January 2001, the Company entered into a $90 million unsecured seven-year term loan agreement with a national banking institution, bearing an interest rate based upon the 30-, 60- or 90-day London Interbank Offering Rate (LIBOR) plus 0.50% to 1.00%, depending upon the Company’s quarterly ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The 90-day LIBOR was 1.14% as of September 30, 2003. The loan was fully funded on January 3, 2001 and as of September 30, 2003 had an outstanding balance of $54.6 million. This loan is to be repaid in equal quarterly installments of $3.2 million through December 2007.

To hedge the risk of increasing interest rates from January 2, 2002 through the remaining six years of its seven-year $90 million term loan, the Company entered into an interest rate swap agreement that effectively converted the floating LIBOR-based interest payments to fixed interest rate payments at 4.53%. This agreement did not affect the required 0.50% to 1.00% credit risk spread portion of the term loan. In accordance with SFAS No. 133, as amended, the Company recorded a liability as of September 30, 2003 for the fair value of the interest rate swap of approximately $1,730,000, net of taxes of approximately $1,060,000, with the related change in fair value reflected as other comprehensive income.

As of December 31, 2002, the Company recorded a liability for the fair value of the interest rate swap of approximately $2,070,000, net of taxes of approximately $1,269,000. The Company has designated and assessed the derivative as a highly effective cash flow hedge.

In September 2003, the Company established a revolving credit facility with a national banking institution that provided for available borrowings of up to $75 million, with a maturity date of October 2008, bearing an interest rate based upon the 30-, 60- or 90-day LIBOR plus 0.75% to 1.75%, depending upon the Company’s quarterly ratio of funded debt to earnings before interest, taxes, depreciation and amortization. A commitment fee of 0.175% to 0.25% per annum is assessed on the unused balance. There were no borrowings against this facility at September 30, 2003.

Acquisition notes payable as of September 30, 2003 were $16.4 million, which represents debt incurred to former owners of certain agencies or customer accounts acquired by the Company. These notes, including future contingent payments, are payable in monthly, quarterly or annual installments through February 2014, including interest ranging from 1.34% to 15.25%.

Note 6 – Contingencies

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

Among the above-referenced claims, and as previously described in the Company’s Report on Form 10-Q for the quarterly period ended March 31, 2003, there are several threatened and pending legal claims against the Company and Brown & Brown Insurance Services of Texas, Inc. (“BBTX”), a subsidiary of the Company, arising out of the procurement and placement of workers’ compensation insurance coverage for entities including several professional employer organizations. On October 27, 2003, the Company and BBTX reached a final settlement in Vega Roofing Co. v. Brown & Brown, Inc., et al., one such case previously described in such Report on Form 10-Q, including settlement of all claims asserted by Aerostaff Services, Inc. against the Company and BBTX. Such settlement is within applicable insurance policy limits, and therefore the settlement does not have a material effect on the Company’s results of operations or cash flows.

Although the ultimate outcome of all matters referred to above cannot be ascertained and liabilities in indeterminate amounts may be imposed on the Company or its subsidiaries, on the basis of present information, availability of insurance coverages and legal advice received, it is the opinion of management that the disposition or ultimate determination of such claims will not have a material adverse effect on the Company’s consolidated financial position.

Note 7 – Supplemental Disclosures of Cash Flow Information

	For the nine months ended September 30,
	2003	2002
Cash paid during the period for (in thousands):
Interest	$2,737	$3,805
Income taxes	$51,575	$35,153

The Company’s significant non-cash investing and financing activities are as follows (in thousands):

	For the nine months ended September 30,
	2003	2002
Unrealized holding gain on available-for-sale securities, net of tax expense of $246 in 2003 and $223 in 2002	$401	$358
Gain (loss) on cash flow-hedging derivative, net of tax expense of $209 for 2003 and net of tax benefit of $1,240 for 2002	340	(1,980)
Notes payable and other liabilities issued or assumed for purchased customer accounts	2,954	1,323
Notes receivable on sale of fixed assets and customer accounts	1,297	591

Note 8 – Comprehensive Income

The components of comprehensive income, net of related tax, are as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Net income	$26,051	$20,178	$84,521	$61,741
Net change in unrealized holding gain (loss) on available-for-sale securities	(815)	(1,035)	401	358
Gain (loss) on cash-flow hedging derivative	435	(1,338)	340	(1,980)

Comprehensive income	$25,671	$17,805	$85,262	$60,119

Note 9 – Stock-Based Compensation and Incentive Plans

The Company applies the intrinsic value-based method of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for its stock plans. Accordingly, the Company adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-based Compensation—Transition and Disclosure”, effective for the fiscal year ended December 31, 2002, which requires presentation of pro forma net income and earnings per share information under SFAS No. 123 (same title).

Pursuant to the above disclosure requirement, the following table provides an expanded reconciliation for all periods presented that: adds back to reported net income the recorded expense under APB No. 25, net of related income tax effects; deducts the total fair value expense under SFAS No. 123, net of related income tax effects; and shows the reported and pro forma earnings per share amounts.

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Net income as reported	$26,051	$20,178	$84,521	$61,741
Total stock-based employee compensation cost included in the determination of net income, net of related tax effects	233	900	1,133	1,863
Total stock-based employee compensation cost determined under fair value method for all awards, net of related tax effects	(1,729)	(1,193)	(3,019)	(2,556)

Pro forma net income	$24,555	$19,885	$82,635	$61,048

Earnings per share:
Basic, as reported	$0.38	$0.30	$1.24	$0.92
Basic, pro forma	$0.36	$0.29	$1.21	$0.91

Diluted, as reported	$0.38	$0.29	$1.23	$0.91
Diluted, pro forma	$0.36	$0.29	$1.20	$0.90

Shares – Basic	68,532	68,266	68,327	66,979
Shares – Diluted	68,995	68,994	68,944	67,745

Note 10 – Segment Information

The Company’s business is divided into four segments: the Retail Division, which provides a broad range of insurance products and services to commercial, professional and individual clients; the National Programs Division, which is comprised of two units—Professional Programs, which provides professional liability and related packages for certain professionals, delivered through nationwide networks of independent agents, and Special Programs, which markets targeted products and services designated for specific industries, trade groups and market niches; the Services Division, which provides insurance-related services including third-party administration, consulting for the workers’ compensation and employee benefit self-insurance markets and managed healthcare services; and the Brokerage Division, which markets and sells excess surplus commercial insurance and reinsurance, primarily through independent agents and brokers. The Company conducts all of its operations within the United States of America.

Summarized financial information concerning the Company’s reportable segments is shown in the following table. The “Other” column includes corporate-related items and any income and expenses not allocated to reportable segments.

(in thousands)
Nine Months Ended September 30, 2003:	Retail	National Programs	Services	Brokerage	Other	Total

Total revenues	$308,117	$59,115	$22,817	$25,194	$896	$416,139

Investment income	37	119	—	—	928	1,084
Amortization	9,362	3,142	28	313	118	12,963
Depreciation	4,329	814	349	240	330	6,062
Interest expense	13,392	4,686	170	804	(16,241)	2,811
Income before income taxes and minority interest	80,136	20,368	4,368	8,793	21,485	135,150

Total assets	614,237	272,402	13,553	67,389	(113,555)	854,026
Capital expenditures	4,008	1,764	142	479	177	6,570

(in thousands)
Nine Months Ended September 30, 2002:	Retail	National Programs	Services	Brokerage	Other	Total

Total revenues	$264,097	$36,577	$21,224	$17,740	$(3,043)	$336,595

Investment income	3,672	821	314	152	(2,737)	2,222
Amortization	8,144	1,735	28	170	117	10,194
Depreciation	3,793	680	368	193	285	5,319
Interest expense	12,254	1,205	203	420	(10,526)	3,556
Income before income taxes and minority interest	64,983	15,910	3,201	5,469	13,234	102,797

Total assets	503,031	122,069	11,430	59,535	16,632	712,697
Capital expenditures	4,944	303	216	301	364	6,128

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

THE FOLLOWING DISCUSSION UPDATES THE MD&A CONTAINED IN THE COMPANY’S 2002 ANNUAL REPORT ON FORM 10-K, AND THE TWO DISCUSSIONS SHOULD BE READ TOGETHER.

Critical Accounting Policies

The more critical accounting and reporting policies include our accounting for revenue recognition, business acquisitions and purchase price allocations, intangible assets impairments, reserves for litigation and derivative interests. In particular, the accounting for these areas requires significant judgments to be made by management. Different assumptions in the application of these policies could result in material changes in our consolidated financial position or consolidated results of operations. Refer to Note 1 in the “Notes to Consolidated Financial Statements” in our 2002 Annual Report on Form 10-K on file with the Securities and Exchange Commission for details regarding all of our critical and significant accounting policies.

Results of Operations

Net Income.    Net income for the third quarter of 2003 was $26.1 million, or $0.38 per diluted share, compared with net income in the third quarter of 2002 of $20.2 million, or $0.29 per diluted share, a 31.0% increase on a per-share basis. Net income for the nine months ended September 30, 2003 was $84.5 million, or $1.23 per diluted share, compared with net income for the comparable period in 2002 of $61.7 million, or $0.91 per diluted share, a 35.2% increase on a per-share basis.

Commissions & Fees.    Commissions and fees for the third quarter of 2003 increased $22.3 million, or 20.4%, over the same period in 2002. Approximately $20.5 million of this increase represents revenues from agencies acquired since the third quarter of 2002, with the remainder due mainly to new business production and higher renewal commissions. Commissions and fees for the nine months ended September 30, 2003 increased $78.8 million, or 23.5%, over the same period in 2002. Approximately $57.7 million of this increase represents revenues from agencies acquired since the comparable period in 2002, $9.8 million relates to higher contingent commissions (revenue-sharing commissions from insurance companies that are based upon the volume, growth and/or profitability of the business placed with such companies during the prior year), with the remainder due mainly to new business production and higher renewal commissions.

Investment Income.    Investment income for the three and nine months ended September 30, 2003 decreased $0.6 million, or 66.6%, and $1.1 million, or 51.2%, respectively, from the same periods in 2002. The reduction in investment income during the three and nine months ended September 30, 2003 was primarily due to lower available investment cash balances along with lower investment yields.

Other Income (Loss).    Other income (loss) primarily includes gains and losses from the sales of customer accounts and other assets. Other income for the three and nine months ended September 30, 2003 increased $1.2 million and $1.9 million, respectively, from the same periods in 2002, primarily due to gains on several sales of books of business (customer accounts) in 2003.

Employee Compensation and Benefits.    Employee compensation and benefits for the third quarter of 2003 increased $13.4 million, or 25.0%, over the same period in 2002. For the nine months ended September 30, 2003 employee compensation increased $36.7 million, or 22.3%, over the same period in 2002. These increases are primarily related to the addition of new employees from acquisitions completed since October 1, 2002 and increased producer compensation that resulted from higher commissions and fees revenue. Employee compensation and benefits as a percentage of total revenue increased to 50.1% for the third quarter of 2003 from 48.4% for the third quarter of 2002, primarily due to higher profit center bonuses. For the nine months ended September 30, 2003, employee compensation and benefits as a percentage of total revenue decreased to 48.4% from 48.9% from the same period in 2002. The improved ratio for the nine-month period was the result of the continued assimilation of the acquisitions completed in 2002 into our standard compensation program, as well as the positive impact of higher contingent commissions received in 2003.

Non-Cash Stock Grant Compensation.    Non-cash stock grant compensation expense represents the expense required to be recorded under Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” relating to our stock performance plan.

The annual cost of this stock performance plan increases only when our average stock price over a 20 trading-day period increases by increments of 20% or more over the price at the time of the original grant, or when more shares are granted and the aforementioned average stock price increases.

Non-cash stock grant compensation expense for the third quarter of 2003 decreased $1.1 million, or 74.4%, from the same period in 2002. For the nine months ended September 30, 2003, non-cash stock grant compensation expense decreased $1.2 million, or 39.7%, from the comparable period in 2002. These decreases are due to forfeited stock grants that resulted in less granted shares being outstanding during the three and nine months ended September 30, 2003 than were outstanding during the three and nine months ended September 30, 2002.

Other Operating Expenses.    Other operating expenses for the third quarter of 2003 increased $1.7 million, or 10.5%, over the same period in 2002. For the nine months ended September 30, 2003, other operating expenses increased $8.9 million, or 19.0%, over the same period in 2002. This was the primarily the result of acquisitions completed since the third quarter of 2002. Other operating expenses as a percentage of revenue for the third quarter of 2003 decreased to 13.1% from 14.3% in the third quarter of 2002. For the nine months ended September 30, 2003, other operating expenses as a percentage of revenue decreased to 13.5%, compared with 14.0% for the same period in 2002. The improved ratios are the result of operating efficiencies as well as the positive impact of higher contingent commissions received in the first and second quarter of 2003.

Amortization.    Amortization expense for the third quarter of 2003 increased $0.8 million, or 22.5%, from the third quarter of 2002. For the nine months ended September 30, 2003, amortization expense increased $2.8 million, or 27.2%, from the same period in 2002. These increases are primarily due to acquisitions completed since October 1, 2002.

Depreciation.    Depreciation expense for the third quarter of 2003 increased $0.3 million, or 13.8%, over the third quarter of 2002. For the nine months ended September 30, 2003, depreciation expense increased $0.7 million, or 14.0%, over the same period in 2002. These increases are due to capital expenditures and fixed assets acquired from acquisitions completed since October 1, 2002.

Interest Expense.    Interest expense for the third quarter of 2003 decreased $0.3 million, or 26.2%, from the same period in 2002. For the nine months ended September 30, 2003 interest expense decreased $0.7 million, or 21.0%, from the same period in 2002. These decreases are a result of lower outstanding debt balances.

Segment Information

As discussed in Note 10 of the notes to our condensed consolidated financial statements, we operate in four business segments: the Retail, National Programs, Services and Brokerage Divisions.

The Retail Division is our insurance agency business, which provides a broad range of insurance products and services directly to commercial, governmental, professional and individual clients. The Retail Division’s total revenues during the three and nine months ended September 30, 2003 increased 13.5%, or $11.7 million, to $97.7 million, and 16.7%, or $44.0 million, to $308.1 million over the same period in 2002, respectively. Of this increase, approximately $10.8 million and $34.4 million for the three and nine months ended September 30, 2003, respectively, related to the core commissions and fees from acquisitions that had no comparable revenues in the same periods of 2002. The remaining increases are primarily due to net new business growth, which benefited from continued rising premium rates from the corresponding periods in 2002. Income before income taxes and minority interest for the three and nine months ended September 30, 2003 increased 16.3%, or $3.1 million, to $22.4 million, and 23.3%, or $15.2 million, to $80.1 million over the same periods in 2002. These increases are due to higher revenues, increases in premium rates and improved cost structure.

The National Programs Division is comprised of two units: Professional Programs, which provides professional liability and related package products for certain professionals delivered through nationwide networks of independent agents; and Special Programs, which markets targeted products and services designated for specific industries, trade groups and market niches. Total revenues for National Programs for the three and nine months ended September 30, 2003 increased 74.8%, or $8.8 million, to $20.6 million, and 61.6%, or $22.5 million, to $59.1 million over the same periods in 2002, respectively. Of these increases, approximately $9.7 million and $21.6 million for the three and nine-month periods, respectively, related to core commissions and fees from acquisitions that had no comparable revenues in the same periods of 2002. The remaining increase is primarily due to net new business growth, which benefited from continued rising premium rates from the corresponding periods in 2002. Income before income taxes and minority interest for the three and nine months ended September 30, 2003 increased 36.6%, or $1.9 million, to $7.0 million, and 28.0%, or $4.5 million, to $20.4 million, respectively, over the same periods in 2002, due primarily to net increases in revenues.

The Services Division provides insurance-related services, including third-party administration, consulting for the workers’ compensation and employee benefit self-insurance markets and managed healthcare services. Unlike our other segments, the majority of the Services Division’s revenues are fees, which are not significantly affected by fluctuations in general insurance premiums. The Service Division’s total revenues in the three and nine months ended September 30, 2003 increased 11.8%, or $0.9 million, to $8.3 million, and 7.5%, or $1.6 million, to $22.8 million over the same periods of 2002, respectively, the majority of which related to net new business growth. Income before income taxes and minority interest for the three and nine months ended September 30, 2003 increased 70.5%, or $0.8 million, to $2.0 million, and 36.5%, or $1.2 million, to $4.4 million from the same periods in 2002, respectively. This increase was driven primarily by net new business revenues.

The Brokerage Division markets and sells excess and surplus commercial insurance and reinsurance, primarily through independent agents and brokers. The Brokerage Division’s total revenues in the three and nine months ended September 30, 2003 increased 7.0%, or $0.4 million, to $6.7 million, and 42.0%, or $7.5 million, to $25.2 million over the same periods of 2002. Of these increases, approximately $0.1 million and $1.8 million for the three and nine-month periods, respectively, related to core commissions and fees from acquisitions that had no comparable revenues in the same periods of 2002. The remaining increase is primarily due to net new business growth which also benefited from continued rising premium rates from the corresponding periods in 2002. Income before income taxes and minority interest for the three months ended September 30, 2003 decreased 20.0%, or $0.3 million, to $1.2 million due primarily to higher costs and payrolls associated with the opening of several new brokerage offices. Income before income taxes and minority interest for the nine months ended September 30, 2003 increased 60.8%, or $3.3 million, to $8.8 million from the same period in 2002, due primarily to net new business revenues offset by slightly higher costs.

Liquidity and Capital Resources

Our cash and cash equivalents of $68.7 million at September 30, 2003 increased by $0.7 million from the $68.0 million balance at December 31, 2002. For the nine-month period ended September 30, 2003, $119.0 million of cash was provided from operating activities. Also during this period, $89.2 million was used to acquire other agencies and books of business (customer accounts), $6.6 million was used for additions to fixed assets, $16.5 million was used for payments on long-term debt, and $11.8 million was used for payment of dividends.

As of September 30, 2003, our contractual cash obligations were as follows (in thousands):

	Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-Term Debt	$70,845	$25,565	$28,341	$16,535	$404
Capital Lease Obligations	116	99	17	—	—
Other Long Term Liabilities	9,634	4,268	2,347	1,752	1,267
Operating Leases	57,649	16,454	23,476	11,534	6,185
Maximum Future Acquisition Contingency Payments	55,420	36,526	18,856	38	—

Total Contractual Cash Obligations	$193,664	$82,912	$73,037	$29,859	$7,856

In January 2001, we entered into a $90 million unsecured seven-year term loan agreement with a national banking institution, bearing an interest rate based upon the 30-, 60- or 90-day London Interbank Offering Rate (LIBOR) plus 0.50% to 1.00%, depending upon our quarterly ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The 90-day LIBOR was 1.14% as of September 30, 2003. The loan was fully funded on January 3, 2001 and as of September 30, 2003 had an outstanding balance of $54.6 million. This loan is to be repaid in equal quarterly installments of $3.2 million through December 2007.

To hedge the risk of increasing interest rates from January 2, 2002 through the remaining six years of its seven-year $90 million term loan, we entered into an interest rate swap agreement that effectively converted the floating LIBOR-based interest payments to fixed interest payments at an annual rate of 4.53%. This agreement did not impact or change the required 0.50% to 1.00% credit risk spread portion of the term loan. In accordance with SFAS No. 133, as amended, we recorded a liability as of September 30, 2003 for the fair value of the interest rate swap at September 30, 2003 of approximately $1,730,000, net of taxes of approximately $1,060,000. We have designated and assessed the derivative as a highly effective cash flow hedge, and accordingly, the effect is reflected in other comprehensive income.

In September 2003, we established a revolving credit facility with a national banking institution that provided for available borrowings of up to $75 million, with a maturity date of October 2008, bearing an interest rate based upon the 30-, 60- or 90-day LIBOR plus 0.75% to 1.75%, depending upon our quarterly ratio of funded debt to earnings before interest, taxes, depreciation and amortization. A commitment fee of 0.175% to 0.25% per annum is assessed on the unused balance. There were no borrowings against this facility at September 30, 2003.

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

New Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for certain decisions made by the FASB as part of the Derivatives Implementation Group process and to incorporate clarifications of the definitions of a derivative. SFAS No. 149 is effective for contracts modified or entered into after June 30, 2003 and hedging relationships designated after June 30, 2003. We adopted the standard on July 1, 2003. There has been no impact on our financial condition, results of operations or cash flows upon adoption.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement established standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We have not entered into or modified any financial instruments with characteristics outlined in the statement and adopted the standard on July 1, 2003. There has been no material impact on our financial condition, results of operations or cash flows upon adoption.

Disclosure Regarding Forward-Looking Statements

We make “forward-looking statements” within the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995 throughout this report and in the documents we incorporate by reference into this report. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan” and “continue” or similar words. We have based these statements on our current expectations about future events. Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, our actual results may differ materially from what we currently expect. Important factors which could cause our actual results to differ materially from the forward-looking statements in this report include:

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

Our invested assets are held as cash and cash equivalents, restricted cash, available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit. These investments are subject to interest rate risk and equity price risk. The fair values of our cash and cash equivalents, restricted cash, and certificates of deposit at September, 2003 and December 31, 2002 approximated their respective carrying values due to their short-term duration and therefore such market risk is not considered to be material.

We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date. However, we have no current intentions to add to or dispose of any of the 559,970 common stock shares of Rock-Tenn Company, a publicly-held New York Stock Exchange-listed company, which we have owned for over ten years. The investment in Rock-Tenn Company accounted for 83.9% and 83.6% of the total value of available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit as of September 30, 2003 and December 31, 2002, respectively. Rock-Tenn Company’s closing stock price at September 30, 2003 and December 31, 2002 was $14.58 and $13.48, respectively. Our exposure to equity price risk is primarily related to the Rock-Tenn Company investment. As of September 30, 2003, the value of the Rock-Tenn Company investment was $8,164,000.

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

At September 30, 2003, the interest rate swap agreement was as follows:

(in thousands, except percentages)	Contractual/ Notional Amount	Fair Value	Weighted Average Pay Rates	Weighted Average Received Rates

Interest rate swap agreement	$54,643	($2,790)	4.53%	1.10%

ITEM 4:    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Within 90 days prior to the date of this report, we completed an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that, subject to the limitations noted below, our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports.

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

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This Item 4, which you are currently reading, is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II—OTHER INFORMATION

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

Among the above-referenced claims, and as previously described in the Company’s Report on Form 10-Q for the quarterly period ending March 31, 2003, there are several threatened and pending legal claims against the Company and Brown & Brown Insurance Services of Texas, Inc. (“BBTX”), a subsidiary of the Company, arising out of the procurement and placement of workers’ compensation insurance coverage for entities including several professional employer organizations. On October 27, 2003, the Company and BBTX reached a final settlement in Vega Roofing Co. v. Brown & Brown, Inc., et al., one such case previously described in such Report on Form 10-Q, including settlement of all claims asserted by Aerostaff Services, Inc. against the Company and BBTX. Such settlement is within applicable insurance policy limits, and therefore the settlement does not have a material effect on the Company’s results of operations or cash flows.

Although the ultimate outcome of all matters referred to above cannot be ascertained and liabilities in indeterminate amounts may be imposed on the Company or its subsidiaries, on the basis of present information, availability of insurance coverages and legal advice received, it is the opinion of management that the disposition or ultimate determination of such claims will not have a material adverse effect on the Company’s consolidated financial position.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS

Exhibit 3a	Articles of Amendment to Articles of Incorporation (adopted April 24, 2003) (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 2003), and Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 1999).

Exhibit 3b	Bylaws (incorporated by reference to Exhibit 3b to Form 10-K for the year ended December 31, 2002).

Exhibit 4	Rights Agreement, dated as of July 30, 1999, between the Company and First Union National Bank, as Rights Agent (incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 2, 1999).

Exhibit 10a	Revolving Loan Agreement Dated as of September 29, 2003 By and Among Brown & Brown, Inc. and SunTrust Bank.

Exhibit 31.1	Certificate by the Chief Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certificate by the Chief Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification by the Chief Executive Officer of Registrant submitted to the Securities and Exchange Commission pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification shall not be deemed to be “filed” with the Commission or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that the Registrant specifically requests that such Certification be incorporated by reference into a filing under the Securities Act or Exchange Act. This Certification is being furnished to the Commission and accompanies this report pursuant to SEC Release No. 33-8212.

Exhibit 32.2	Certification by the Chief Financial Officer of Registrant submitted to the Securities and Exchange Commission pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification shall not be deemed to be “filed” with the Commission or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that the Registrant specifically requests that such Certification be incorporated by reference into a filing under the Securities Act or Exchange Act. This Certification is being furnished to the Commission and accompanies this report pursuant to SEC Release No. 33-8212.

(b)    REPORTS ON FORM 8-K

The Company filed a current report on Form 8-K on July 24, 2003. This current report reported (a) Item 9, which announced that the Company issued a press release on July 9, 2003, relating to the Company’s earnings for the second quarter of fiscal year 2003 (the “Press Release”), and (b) Item 7, which attached the Press Release as Exhibit 99.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN & BROWN, INC.

/S/ CORY T. WALKER

Date: November 13, 2003

Cory T. Walker

Vice President, Chief Financial Officer

    and Treasurer

(duly authorized officer, principal financial

    officer and principal accounting officer)