Form 10-K
period 2003-12-31
BROWN & BROWN INC
filed 2004-03-15
CIK 79282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.   20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________ to ______________

Commission file number 0-7201.

BROWN & BROWN, INC.
 (Exact name of Registrant as specified in its charter)

FLORIDA	59-0864469
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

220 South Ridgewood Avenue, Daytona Beach, FL	32114
Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (386) 252-9601
Registrant’s Website: www.bbinsurance.com

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

COMMON STOCK, $0.10 PAR VALUE	NEW YORK STOCK EXCHANGE

RIGHTS TO PURCHASE COMMON STOCK	NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☒   No ☐

          The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was sold on June 30, 2003 (the last day of the registrant’s most recently completed second quarter), was $2,221,709,815.

          The number of outstanding shares of the registrant’s Common Stock, $.10 par value, outstanding as of March 1, 2004 was 68,729,525.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Brown & Brown, Inc.’s Annual Report to Shareholders for the year ended December 31, 2003 are incorporated by reference into Parts I and II of this Report.  With the exception of those portions which are incorporated by reference, Brown & Brown, Inc.’s Annual Report to Shareholders for the year ended December 31, 2003 is not deemed filed as part of this Report.
Portions of Brown & Brown, Inc.’s Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

BROWN & BROWN, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

BROWN & BROWN, INC.

FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2003

PART I

ITEM 1.  Business

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

General

We are a general insurance agency that commenced business in 1939 and are headquartered in Daytona Beach and Tampa, Florida.  We market and sell to our customers insurance products and services, primarily in the property, casualty and the employee benefits area. As an agent and broker, we do not assume underwriting risks. Instead, we provide our customers with quality insurance contracts, as well as other targeted, customized risk management products.

We are compensated for our services primarily by commissions paid by insurance companies and fees paid by customers for certain services. The commission is usually a percentage of the premium paid by the insured. Commission rates generally depend upon the type of insurance, the particular insurance company and the nature of the services provided by us. In some cases, a commission is shared with other agents or brokers who have acted jointly with us in a transaction. We may also receive from an insurance company a “contingent commission” which is a revenue-sharing commission based upon the volume and the growth and/or profitability of the business placed with such company during the prior year. Fees are principally generated by our Services Division, which offers third-party administration, benefit consulting and managed healthcare services primarily in the workers’ compensation and employee benefit markets. The amount of our income from commissions and fees is a function of, among other factors, continued new business production, retention of existing customers, acquisitions and fluctuations in insurance premium rates and insurable exposure units.

Premium pricing within the property and casualty insurance underwriting industry has historically been cyclical, displaying a high degree of volatility based on prevailing economic and competitive conditions. From the mid-1980s through 1999, the property and casualty insurance industry experienced a “soft market” during which the underwriting capacity of insurance companies expanded, stimulating an increase in competition and a decrease in premium rates and related commissions. The effect of this softness in rates on our revenues was somewhat offset by our acquisitions and new business production. As a result of increasing “loss ratios” (the comparison of incurred losses plus adjustment expense against earned premiums) of insurance companies through 1999, there was a general increase in premium rates beginning in the first quarter of 2000 and continuing into 2003.  During 2003, the increases in premium rates began to moderate.  We expect this moderation of rates to continue through 2004.

Beginning in 1993 through 2003, we acquired 141 insurance agency operations (excluding acquired books of business) that had aggregate estimated annual revenues of $344.4 million for the 12 calendar months immediately following the date of acquisition.  Of these, 23 operations were acquired during 2003, with aggregate estimated annual revenues of $42.6 million for the 12 calendar months immediately preceding the date of acquisition.   Additionally, we acquired the remaining 25% ownership of Florida Intracoastal Underwriters.  During 2002, 32 operations were acquired with aggregate estimated annual revenues of $62.0 million for the 12 calendar months immediately preceding the date of acquisition.  Additionally, 26 operations were acquired during 2001, with aggregate estimated annual revenues of $148.0 million for the 12 calendar months immediately following the date of acquisition, including our asset acquisition of the insurance agency business-related assets of Riedman Corporation, effective January 1, 2001, with estimated annual revenues of $54.0 million for the 12 calendar months immediately following the date of acquisition. The large number of acquisitions in 2001 in terms of aggregate estimated revenues, was largely due to the then-anticipated elimination of pooling-of-interests accounting for stock acquisitions, which encouraged the shareholders of certain agencies, especially “C” corporations, to accelerate the sale of their stock to us. As of December 31, 2003, our activities were conducted in 136 locations in 29 states as follows:

Florida	32	Arkansas	2
New York	16	Illinois	2
California	12	Indiana	2
Virginia	8	North Carolina	2
Georgia	6	Pennsylvania	2
New Jersey	6	Tennessee	2
Colorado	5	Connecticut	1
North Dakota	5	Kentucky	1
Texas	5	Michigan	1
Washington	5	Minnesota	1
South Carolina	4	Missouri	1
Arizona	3	Nevada	1
Louisiana	3	Ohio	1
New Mexico	3	Wisconsin	1
Oklahoma	3

Our business is divided into four reportable segments: (1) the Retail Division; (2) the National Programs Division; (3) the Services Division; and (4) the Brokerage Division. The Retail Division provides a broad range of insurance products and services to commercial, governmental, professional and individual customers. The National Programs Division is comprised of two units: Professional Programs, which provides professional liability and related package products for certain professionals; and Special Programs, which markets targeted products and services designated for specific industries, trade groups, governmental entities, and market niches.

The Services Division provides insurance-related services, including third-party administration, consulting for the workers’ compensation and employee benefit self-insurance markets and managed healthcare services. The Brokerage Division markets and sells excess and surplus commercial insurance and reinsurance, primarily through independent agents and brokers. In 2003, we generated commission and fee revenues of $545.3 million.

The following table sets forth a summary of (1) the commission and fee revenues generated by each of our reportable segments for 2003, 2002 and 2001, and (2) the percentage of our total commission and fee revenues represented by each segment for each such period:

(in thousands, except percentages)	2003	%	2002	%	2001	%

Retail Division(1)	$396,222	72.6%	$342,331	75.7%	$281,118	78.2%
National Programs Division	87,645	16.1	57,764	12.8	42,176	11.7
Brokerage Division	32,662	6.0	24,045	5.3	11,894	3.3
Services Division	28,758	5.3	28,149	6.2	24,509	6.8

Total	$545,287	100.0%	$452,289	100.0%	$359,697	100.0%

(1) Numbers and percentages have been restated to give effect to acquisitions accounted for under the pooling-of-interests method of accounting. In addition, we made acquisitions accounted for under the purchase method of accounting during those periods, which affect the comparability of results. See “Management’s discussion and analysis of financial condition and results of operations: General” and Note 2 of the Notes to Consolidated Financial Statements for a description of our acquisitions.

DIVISIONS

Retail Division

As of December 31, 2003, our Retail Division operated in 26 states and employed 2,555 persons. Our retail insurance agency business provides a broad range of insurance products and services to commercial, governmental, professional and individual customers. The categories of insurance principally sold by us are: Property insurance against physical damage to property and resultant interruption of business or extra expense caused by fire, windstorm or other perils; and Casualty insurance relating to legal liabilities, workers’ compensation, commercial and private passenger automobile coverages, and fidelity and surety insurance. We also sell and service group and individual life, accident, disability, health, hospitalization, medical and dental insurance.

No material part of our retail business is attributable to a single client or a few customers. During 2003, commissions and fees from our largest single Retail Division customer represented less than one percent of the Retail Division’s total commission and fee revenues.

In connection with the selling and marketing of insurance coverages, we provide a broad range of related services to our customers, such as risk management surveys and analysis, consultation in connection with placing insurance coverages and claims processing. We believe these services are important factors in securing and retaining customers.

National Programs Division

As of December 31, 2003, our National Programs Division employed 389 persons. Our National Programs Division consists of two units: Professional Programs and Special Programs.

Professional Programs.  Professional Programs provides professional liability and related package products for certain professionals delivered through nationwide networks of independent agents. Professional Programs tailors insurance products to the needs of a particular professional group, negotiates policy forms, coverages and commission rates with an insurance company and, in certain cases, secures the formal or informal endorsement of the product by a professional association. The professional groups serviced by the National Programs Division include dentists, lawyers, physicians, optometrists, opticians, insurance agents and real estate agents.  The professional dental, legal and medical-related programs are marketed and sold primarily through a national network of independent agencies, while the professional liability programs of our CalSurance operations in Orange, California are marketed and sold directly to our insured customers.  We also market a variety of these products through certain of our retail offices. Under agency agreements with the insurance companies that underwrite these programs, we often have authority to bind coverages, subject to established guidelines, to bill and collect premiums and, in some cases, to process claims.  For the programs that we market through independent agencies, we receive an “override commission,” which is a commission based upon the commissions generated by these independent agencies.

Below are brief descriptions of the programs offered to these major professional groups:

•

Dentists:  The Professional Protector Plan® is a package insurance policy that provides comprehensive coverage for dentists, oral surgeons, dental schools and dental students, including practice protection and professional liability. This program, initiated in 1969, is endorsed by a number of state and local dental societies and is offered in 49 states, the District of Columbia, the U.S. Virgin Islands and Puerto Rico.

•

Lawyers:  The Lawyer’s Protector Plan® was introduced in 1983, ten years after we began marketing lawyers’ professional liability insurance in 1973. This program is presently offered in 43 states, the District of Columbia and Puerto Rico.

•

Physicians: Initiated in 1980, the Physicians’ Protector Plan® markets professional liability insurance for physicians, surgeons and other healthcare providers in select states.  The contract with the underwriting company on this program expired in March 2003.  We are actively seeking a replacement carrier, but there are no assurances that one will be found.

•

Optometrists and Opticians:  The Optometric Protector Plan® (“OPP®”) and the Optical Services Protector Plan® (“OSPP®”) were created in 1973 and 1987, respectively, to provide optometrists and opticians with a package of practice and professional liability coverage. These programs insure optometrists and opticians in all 50 states and Puerto Rico.

•

CalSurance:  CalSurance provides professional liability programs to insurance agents, financial advisors, securities broker-dealers, real estate brokers, title agents and home inspectors.  CalSurance also sells commercial insurance packages directly to customers in certain industry niches, including entertainment, destination resort hotels, Asian business owners, pizza operators, and others.  An important aspect of CalSurance is its Lancer Claims Services which provides specialty claims administration for insurance companies involved with CalSurance product lines.

Special Programs.  Special Programs markets targeted products and services designated for specific industries, trade groups, governmental entities, and market niches.  All of the Special Programs, except for the Parcel Insurance Plan®, are marketed and sold primarily through independent agents.  Parcel Insurance Plan® markets and sells its insurance product directly to the insured customers.  Under agency agreements with the insurance companies that underwrite these programs, we often have authority to bind coverages, subject to established guidelines, to bill and collect premiums and, in some cases, to process claims.

Below are brief descriptions of the Special Programs:

•

Florida Intracoastal Underwriters, Limited Company (“FIU”) is a managing general agency that specializes in providing insurance coverage for coastal and inland high-value condominiums and apartments. FIU has developed a specialty reinsurance facility to support the underwriting activities associated with these risks. One of our wholly-owned subsidiaries had a 75% ownership interest in FIU through December 31, 2002.  Effective January 1, 2003, that subsidiary acquired the remaining 25% ownership interest in FIU.

•

Public Risk Underwriters is a program administrator that offers unique property and casualty insurance products, risk management consulting, third-party administration and related services designed for municipalities, schools and other governmental entities on a national basis.

•

Parcel Insurance Plan® (“PIP”®) is a specialty insurance agency providing insurance coverage to commercial and private shippers for small packages and parcels with insured values of less than $25,000 each.

•	AFC offers commercial insurance coverages to social services organizations in all states.

•	Commercial Programs serves the insurance needs of certain specialty trade/industry groups. Programs offered include:

	•	Wholesalers & Distributors Preferred Program®. Introduced in 1997, this program provides property and casualty protection for businesses principally engaged in the wholesale-distribution industry.

	•	Railroad Protector Plan®. Also introduced in 1997, this program is designed for contractors, manufacturers and other entities that service the needs of the railroad industry.

	•	Environmental Protector Plan®. Introduced in 1998, this program provides a variety of specialized coverages, primarily to municipal mosquito control districts.

	•	Food Processors Preferred Program(SM). This program, introduced in 1998, provides property and casualty insurance protection for businesses involved in the handling and processing of various foods.

Since 2001, we no longer offer the following Commercial Programs due to loss of underwriting insurance companies:  Towing Operators Protector Plan®; Automobile Dealers Protector Plan®; Automobile Transporters Protector Plan®; Automotive Aftermarket Protector Plan®; High-Tech Target Program(SM); Assisted Living Facilities Protector Plan®, and Manufacturers Protector Plan®.

Services Division

At December 31, 2003, our Services Division employed 260 persons and consisted of subsidiaries that provide the following services: (1) insurance-related services as a third-party administrator and consultant for employee health and welfare benefit plans; (2) insurance-related services including comprehensive risk management and third-party administration for insurance entities and self-funded or fully-insured workers’ compensation and liability plans; and (3) certified managed care and utilization management services for both insurance programs and self-funded plans.

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

The Services Division’s workers’ compensation and liability third-party administration includes claim administration, access to major reinsurance markets, cost containment consulting, services for secondary disability and subrogation recoveries and risk management services such as loss control. In 2003, our two largest workers’ compensation contracts represented approximately 65.7% of our workers’ compensation third-party administration revenues, or approximately 2.2% of our total commission and fee revenues. In addition, the Services Division provides managed care services certified by the American Accreditation Health Care Commission, which include medical networks, case management and utilization review services.

Brokerage Division

The Brokerage Division markets excess and surplus commercial insurance and reinsurance to retail agencies primarily in the southeastern United States, as well as throughout the United States, including through our Retail Division. The Brokerage Division represents various U.S. and U.K. surplus lines companies and is also a Lloyd’s of London correspondent. In addition to surplus lines insurance companies, the Brokerage Division represents admitted insurance companies for smaller agencies that do not have access to large insurance company representation. Excess and surplus products include commercial automobile, garage, restaurant, builder’s risk and inland marine lines. Difficult-to-insure general liability and products liability coverages are a specialty, as is excess workers’ compensation coverage. Retail agency business is solicited through mailings and direct contact with retail agency representatives. At December 31, 2003, the Brokerage Division employed 236 persons.

In March 2003, we acquired Acumen Re Management Corporation, a subsidiary based in Mount Laurel, New Jersey that is a reinsurance underwriting management organization, primarily acting as an outsourced specific excess workers’ compensation facultative reinsurance underwriting facility.  For the year 2003, Acumen Re had less than $1 million in commission revenues.

In September 2001, we established Brown & Brown Re, Inc., a subsidiary based in Stamford, Connecticut that specializes in treaty and facultative reinsurance brokerage services.  For the year 2003, Brown & Brown Re had less than $2 million in commission revenues.

Employees

At December 31, 2003, we had 3,517 employees. We have contracts with our sales employees and certain other employees that include provisions restricting their right to solicit our customers and employees after termination of employment with us. The enforceability of such contracts varies from state to state depending upon state statutes, judicial decisions and factual circumstances. The majority of these contracts are terminable by either party; however, the agreements not to solicit our customers and employees generally continue for a period of two or three years after employment termination.

None of our employees is represented by a labor union, and we consider our relations with our employees to be satisfactory.

Competition

The insurance agency and brokerage business is highly competitive, and numerous firms actively compete with us for customers and insurance markets.  There are a number of firms and banks with substantially greater resources and market presence that compete with us in the southeastern United States and elsewhere. This situation is particularly pronounced outside of Florida. Competition in the insurance business is largely based on innovation, quality of service and price.

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

In addition, to the extent that the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 and regulations enacted thereunder permit banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation, which in turn could result in increased competition from diversified financial institutions, including competition for acquisition candidates.

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

ITEM 2.     Properties

We lease our executive offices, which are located at 220 South Ridgewood Avenue, Daytona Beach, Florida 32114, and 401 East Jackson Street, Suite 1700, Tampa, Florida 33602. We lease offices at every location with the exception of the following, where we own the buildings in which our offices are located: Washington, New Jersey; Dansville, Hornell and Jamestown, New York; and Grand Forks, North Dakota. In addition, we own a building in Loreauville, Louisiana where we no longer have an office, as well as a parcel of undeveloped property outside of Lafayette, Louisiana.  There is a mortgage on the Grand Forks, North Dakota building with an outstanding balance as of December 31, 2003 of $0.1 million. There are no outstanding mortgages on our other owned properties. Set forth below is information relating to our office locations as of December 31, 2003, summarized by business segment:

Retail Division Office Locations:

•	Arizona: Phoenix, Prescott, Tucson
•	Arkansas: Little Rock, Russellville
•	California: Brea, Camarillo, Carlsbad, Lompoc, Menlo Park, Novato, Orange, Santa Barbara, Thousand Oaks
•	Colorado: Colorado Springs, Denver, Ft. Collins, Longmont, Steamboat Springs
•	Connecticut: Newington

•

Florida: Brooksville, Clearwater, Daytona Beach, Ft. Lauderdale, Ft. Myers, Ft. Pierce, Jacksonville, Leesburg, Melbourne, Miami Lakes, Monticello, Naples, Ocala, Orlando, Panama City, Perry, Port Charlotte, Sarasota, Tallahassee, Tampa, Titusville, West Palm Beach, Winter Haven

•	Georgia: Atlanta, Canton, Rome
•	Illinois: Joliet
•	Indiana: Indianapolis, Newburgh
•	Kentucky: Owensboro
•	Louisiana: Baton Rouge, Lafayette
•	Michigan: Flint
•	Minnesota: Mankato
•	Nevada: Las Vegas
•	New Jersey: Clark, Freehold, Parsippany, Washington.
•	New Mexico: Albuquerque, Roswell, Taos
•	New York: Clifton Park, Dansville, East Greenbush, Endicott, Hornell, Ithaca, Jamestown, Naples, Rochester, Rome, Spencerport, Syracuse, Wellsville, Williamsville, Wolcott
•	North Dakota: Bismarck, Fargo, Grand Forks, Jamestown, Minot
•	Ohio: Toledo
•	Oklahoma: Oklahoma City, Pryor
•	Pennsylvania: Bethlehem
•	South Carolina: Charleston, Georgetown, Greenville, Spartanburg
•	Texas: El Paso, Houston, San Antonio
•	Virginia: Bristol, Manassas, Norfolk, Norton, Richlands, Richmond, Salem, Virginia Beach
•	Washington: Seattle, Tacoma, Wenatachee
•	Wisconsin: Lacrosse

National Programs Division Office Locations:
•	Professional Programs:
• California: Orange
• Florida: Tampa

•	Special Programs:
• Florida: Lake Mary, Plantation, Sunrise, Tampa
• Georgia: Norcross
• Illinois: Chicago
• Missouri: St. Louis
• North Carolina: Raleigh
• Pennsylvania: Bethlehem
• Texas: San Antonio
• Washington: Ephrata, Woodinville

Services Division Office Locations:
•	Florida: Lake Mary, Orlando, Oviedo
•	Louisiana: Lafayette

Brokerage Division Office Locations:
•	Arkansas: Little Rock
•	California: Los Angeles, San Francisco
•	Florida: Daytona Beach, Ft. Lauderdale, Lake Mary, Orlando, St. Petersburg
•	Georgia: Atlanta, Stockbridge
•	Louisiana: Kenner
•	New Jersey: Mt. Laurel, Princeton
•	New York: New York
•	North Carolina: Charlotte
•	Oklahoma: Bartlesville

•	Tennessee: Franklin, Nashville
•	Washington: Seattle

Our operating leases expire on various dates. These leases generally contain renewal options and escalation clauses based on increases in the lessors’ operating expenses and other charges. We expect that most leases will be renewed or replaced upon expiration. From time to time, we may have unused space and seek to sublet such space to third parties, depending on the demand for office space in the locations involved. See Note 13 of the Notes to Consolidated Financial Statements for additional information on our lease commitments.

ITEM 3.     Legal Proceedings

          We are involved in numerous pending or threatened proceedings by or against us or one or more of our subsidiaries that arise in the ordinary course of business. The damages that may be claimed in these various proceedings are substantial, including in many instances claims for punitive or extraordinary damages.  Some of these claims and lawsuits have been resolved, others are in the process of being resolved, and others are still in the investigation or discovery phase.  We will continue to respond appropriately to these claims and lawsuits, and to vigorously protect our interests.

          Although the ultimate outcome of the matters referred to above cannot be ascertained and liabilities in indeterminate amounts may be imposed on us or our subsidiaries, on the basis of present information, availability of insurance coverages and legal advice received, it is the opinion of management that the disposition or ultimate determination of such claims will not have a material adverse effect on our consolidated financial position.

          As previously reported, the decision of the Georgia Superior Court that rendered summary judgment in our favor in the action captioned Gresham & Associates, Inc. v. Anthony T. Strianese, et al. filed on January 19, 2000, in Henry County, Georgia was appealed by the plaintiff.  The complaint originally named us, and certain of our subsidiaries and employees as defendants and alleged, among other things, that we tortiously interfered with contractual relationships and otherwise engaged in anti-competitive activities, and sought compensatory and punitive damages in excess of $10,000,000.   On January 27, 2004, the summary judgment was affirmed by the appellate court on all counts except one count alleged against one of our employees. The time for appeal of the appellate court’s decision has expired.  In light of these developments, we no longer believe that this matter should be considered a potentially material pending legal proceeding.

ITEM 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during our fourth quarter ended December 31, 2003.

PART II

ITEM 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “BRO”. The table below sets forth, for the periods indicated, the intra-day high and low sales prices for our common stock as reported on the NYSE Composite Tape and dividends declared on our common stock.

	High	Low	Cash Dividends

2002
First Quarter	$36.33	$26.03	$0.0475
Second Quarter	37.00	30.15	0.0475
Third Quarter	31.80	24.00	0.0475
Fourth Quarter	34.80	28.00	0.0575
2003
First Quarter	$33.83	$26.75	$0.0575
Second Quarter	37.66	31.20	0.0575
Third Quarter	34.14	28.20	0.0575
Fourth Quarter	33.35	29.20	0.0700

The last reported sale price of our common stock on the New York Stock Exchange on March 1, 2004 was $37.42 per share. At March 1, 2004, there were 68,729,525 shares of our common stock outstanding, held by approximately 1,016 shareholders of record.

Information under the caption “Equity Compensation Plans” on page 17 of our Proxy Statement for our 2004 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 6.     Selected Financial Data

Information under the caption “Financial Highlights” on the back of the front cover of our 2003 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 26 through 36 of our 2003 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A.     Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and equity prices. We are exposed to market risk through our investments, revolving credit line and term loan agreements.

Our invested assets are held as cash and cash equivalents, restricted cash, available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit. These investments are subject to interest rate risk and equity price risk. The fair values of our cash and cash equivalents, restricted cash, and certificates of deposit at December 31, 2003 and 2002 approximated their respective carrying values due to their short-term duration and therefore such market risk is not considered to be material.

We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date. However, we have no current intentions to add or dispose of any of the 559,970 common stock shares of Rock-Tenn Company, a publicly-held NYSE company, which we have owned for more than ten years. The investment in

Rock-Tenn Company accounted for 86% and 84% of the total value of available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit as of December 31, 2003 and 2002, respectively. Rock-Tenn Company’s closing stock price at December 31, 2003 and 2002 was $17.26 and $13.48 respectively. Our exposure to equity price risk is primarily related to the Rock-Tenn Company investment. As of December 31, 2003, the value of the Rock-Tenn Company investment was $9,665,000.

To hedge the risk of increasing interest rates from January 2, 2002 through the remaining six years of our seven-year $90 million term loan, on December 5, 2001 we entered into an interest rate swap agreement that effectively converted the floating rate interest payments based on a London Interbank Offering Rate (“LIBOR”) to fixed interest rate payments at 4.53%.  This agreement did not impact or change the required 0.50% to 1.00% credit risk spread portion of the term loan.  We do not otherwise enter into derivatives, swaps or other similar financial instruments for trading or speculative purposes.

At December 31, 2003, the interest rate swap agreement was as follows:

(in thousands, except percentages)	Contractual/ Notional Amount	Fair Value	Weighted Average Pay Rates	Weighted Average Received Rates

Interest rate swap agreement	$51,429	$(2,168)	4.53%	1.23%

ITEM 8.     Financial Statements and Supplementary Data

The Consolidated Financial Statements of Brown & Brown, Inc. and its subsidiaries, together with the reports thereon of Deloitte & Touche LLP and Arthur Andersen LLP appearing on pages 65 and 66 of the Company’s 2003 Annual Report to Shareholders, are incorporated herein by reference.

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On June 14, 2002, our Board of Directors, upon the recommendation of our Audit Committee, decided no longer to engage Arthur Andersen LLP (“Andersen”) and decided to engage Deloitte & Touche LLP to serve as our independent public accountants.

Andersen’s audit report on our consolidated financial statements for the year ended 2001 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

For the year ended December 31, 2001 and through June 14, 2002, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Andersen, would have caused them to make reference to the subject matter of the disagreement(s) in connection with their report.

None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within our two most recent fiscal years and the subsequent interim period through June 19, 2002.  We provided Andersen with a copy of the above disclosures.  A copy of Andersen’s letter dated June 19, 2002, stating its agreement with such statements was filed as Exhibit 16 to our Form 10-Q for the quarter ended June 30, 2002.

ITEM 9A.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (“Disclosure Controls”) as defined in Rule 13a-15 and 15d-15 under the Exchange Act.  Based on the Evaluation, our CEO and CFO concluded that, subject to the limitations noted herein, our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic SEC reports

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, those controls.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

CEO and CFO Certifications

Exhibits 31.1 and 31.2 are the Certifications of the CEO and the CFO, respectively. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”).  This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART III

ITEM 10.     Directors and Executive Officers of the Registrant

Information contained under the captions “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” on pages 5 to 10, and page 14, respectively, of our Proxy Statement for our 2004 Annual Meeting of Shareholders is incorporated herein by reference.  We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, and controller.  A copy of our Code of Ethics for Chief Executive Officer and Senior Financial Officers is posted on our Internet website, at www.bbinsurance.com.

ITEM 11.     Executive Compensation

Information contained under the caption “Executive Compensation” on pages 14 to 20 of our Proxy Statement for our 2004 Annual Meeting of Shareholders is incorporated herein by reference; provided, however, that the report of the Compensation Committee on executive compensation, which begins on page 19 thereof, shall not be deemed to be incorporated herein by reference.

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information contained under the caption “Security Ownership of Management and Certain Beneficial Owners” on pages 3 and 4 of our Proxy Statement for our 2004 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13.     Certain Relationships and Related Transactions

Information contained under the captions “Management - Certain Relationships and Related Transactions” and “Executive Compensation - Compensation Committee Interlocks and Insider Participation” on pages 12-13 and 18-19, respectively, of our Proxy Statement for our 2004 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14.     Principal Accountant Fees and Services

Information contained under the caption “Information Concerning Independent Certified Public Accountants” on pages 22 to 24 of our Proxy Statement for our 2004 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

	1.		Consolidated Financial Statements of Brown & Brown, Inc. consisting of:

		(a)	Consolidated Statements of Income for each of the three years in the period ended December 31, 2003.

		(b)	Consolidated Balance Sheets as of December 31, 2003 and 2002.

		(c)	Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended December 31, 2003.

		(d)	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2003.

		(e)	Notes to Consolidated Financial Statements.

		(f)	Reports of Independent Certified Public Accountants.

	2.	Consolidated Financial Statement Schedules. The Consolidated Financial Statement Schedules are omitted because they are not applicable.

	3.	EXHIBITS

3a

Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3a to Form 10-Q for the quarters ended March 31, 2003 and September 30, 2001, respectively), and Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 1999).

		3b	Bylaws of the Registrant as amended effective as of November 8, 2002 (incorporated by reference to Exhibit 3b to Form 10-K for the year ended December 31, 2002).

10a(1)

Amended and Restated Revolving and Term Loan Agreement dated January 3, 2001 by and between the Registrant and SunTrust Bank (incorporated by reference to Exhibit 4a to Form 10-K for the year ended December 31, 2001).

		10a(2)	Extension of the Term Loan Agreement between the Registrant and SunTrust (incorporated by reference to Exhibit 10b to Form 10-Q for the quarter ended September 30, 2000).

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

10c

Indemnity Agreement dated January 1, 1979, among the Registrant, Whiting National Management, Inc., and Pennsylvania Manufacturers’ Association Insurance Company (incorporated by reference to Exhibit 10g to Registration Statement No. 33-58090 on Form S-4).

10d

Agency Agreement dated January 1, 1979 among the Registrant, Whiting National Management, Inc., and Pennsylvania Manufacturers’ Association Insurance Company (incorporated by reference to Exhibit 10h to Registration Statement No. 33-58090 on Form S-4).

10e(1)	Deferred Compensation Agreement, dated May 6, 1998, between the Registrant and Kenneth E. Hill (incorporated by reference to Exhibit 10l to Form 10-Q for the quarter ended September 30, 1998).

10e(2)	Letter Agreement, dated May 6, 1998, between the Registrant and Kenneth E. Hill (incorporated by reference to Exhibit 10m to Form 10-Q for the quarter ended September 30, 1998).

10f	Employment Agreement, dated as of July 29, 1999, between the Registrant and J. Hyatt Brown (incorporated by reference to Exhibit 10f to Form 10-K for the year ended December 31, 1999).

10g	Portions of Employment Agreement, dated April 28, 1993 between the Registrant and Jim W. Henderson (incorporated by reference to Exhibit 10m to Form 10-K for the year ended December 31, 1993).

10h	Employment Agreement, dated May 6, 1998 between the Registrant and Kenneth E. Hill (incorporated by reference to Exhibit 10k to Form 10-Q for the quarter ended September 30, 1998).

10i

Noncompetition, Nonsolicitation and Confidentiality Agreement, effective as of January 1, 2001 between the Registrant and John R. Riedman (incorporated by reference to Exhibit 10l to Form 10-K for the year ended December 31, 2000).

10j(1)	Registrant’s 2000 Incentive Stock Option Plan (incorporated by reference to Exhibit 4 to Registration Statement No. 333-43018 on Form S-8 filed on August 3, 2000).

10j(2)	Registrant’s Stock Performance Plan (incorporated by reference to Exhibit 4 to Registration Statement No. 333-14925 on Form S-8 filed on October 28, 1996).

10k	Rights Agreement, dated as of July 30, 1999, between the Registrant and First Union National Bank, as Rights Agent (incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 2, 1999).

10l

International Swap Dealers Association, Inc. Master Agreement dated as of December 5, 2001 between SunTrust Bank and the Registrant and letter agreement dated December 6, 2001, regarding confirmation of interest rate transaction (incorporated by reference to Exhibit 10p to Form 10-K for the year ended December 31, 2001).

10m

Revolving Loan Agreement Dated as of September 29, 2003 By and Among Brown & Brown, Inc. and SunTrust Bank (incorporated by reference to Exhibit 10a on Form 10-Q for the quarter ended September 30, 2003).

13	Portions of Registrant’s 2003 Annual Report to Shareholders (not deemed “filed” under the Securities Exchange Act of 1934, except for those portions specifically incorporated by reference herein).

21	Subsidiaries of the Registrant.

23	Consent of Deloitte & Touche LLP.

24	Powers of Attorney pursuant to which this Form 10-K has been signed on behalf of certain directors and officers of the Registrant.

31.1	Certification by the Chief Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

All other exhibits are omitted because they are not applicable.

(b) REPORTS ON FORM 8-K

     We filed the following Current Reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2003:

      We filed a current report on Form 8-K on October 8, 2003.  This current report reported (a) Item 9, which announced that we issued a press release on October 8, 2003 relating to our earnings for the third quarter of fiscal year 2003 (the “Press Release”), and (b) Item 7, which attached the Press Release as Exhibit 99.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROWN & BROWN, INC.
Registrant

By: *

J. Hyatt Brown
Chief Executive Officer
Date: March 12, 2004

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

*	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 12, 2004

J. Hyatt Brown

*	Director	March 12, 2004

Samuel P. Bell, III

*	Director	March 12, 2004

Bradley Currey, Jr.

*	President and Chief Operating Officer, Director	March 12, 2004

Jim W. Henderson

*	Director	March 12, 2004

David H. Hughes

*	Director	March 12, 2004

Theodore J. Hoepner

*	Director	March 12, 2004

John R. Riedman

*	Director	March 12, 2004

Jan E. Smith

*	Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2004

Cory T. Walker

*By:	/S/ LAUREL L. GRAMMIG

Laurel L. Grammig
Attorney-in-Fact