Form 10-Q
period 2004-03-31
BROWN & BROWN INC
filed 2004-05-10
CIK 79282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

The number of shares of the Registrant’s common stock, $.10 par value, outstanding as of May 2, 2004 was 68,788,454.

BROWN & BROWN, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

	For the three months ended March 31,

	2004	2003

REVENUES
Commissions and fees	$164,314	$144,252
Investment income	688	333
Other income, net	563	151

Total revenues	165,565	144,736

EXPENSES
Employee compensation and benefits	76,282	68,241
Non-cash stock grant compensation	845	817
Other operating expenses	21,396	19,406
Amortization	4,817	4,337
Depreciation	2,154	1,927
Interest	711	1,007

Total expenses	106,205	95,735

Income before income taxes	59,360	49,001

Income taxes	23,012	18,465

NET INCOME	$36,348	$30,536

Net income per share:
Basic	$0.53	$0.45

Diluted	$0.53	$0.44

Weighted average number of shares outstanding:
Basic	68,681	68,173

Diluted	69,207	68,931

Dividends declared per share	$0.07	$0.0575

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except per share data)

	March 31, 2004	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$18,447	$56,926
Restricted cash	120,541	116,543
Short-term investments	394	382
Premiums, commissions and fees receivable	146,435	146,672
Other current assets	17,834	22,943

Total current assets	303,651	343,466

Fixed assets, net	33,435	32,396
Goodwill, net	287,411	237,753
Amortizable intangible assets, net	280,249	232,934
Investments	8,949	10,845
Other assets	6,925	8,460

Total assets	$920,620	$865,854

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Premiums payable to insurance companies	$204,021	$199,628
Premium deposits and credits due customers	25,160	22,223
Accounts payable	35,362	11,282
Accrued expenses	39,616	49,691
Current portion of long-term debt	18,346	18,692

Total current liabilities	322,505	301,516

Long-term debt	37,526	41,107

Deferred income taxes, net	13,713	15,018

Other liabilities	10,771	10,178

Shareholders’ equity:
Common stock, par value $.10 per share; authorized 280,000 shares; issued and outstanding, 68,788 shares at 2004 and 68,561 at 2003	6,879	6,856
Additional paid-in capital	177,725	170,130
Retained earnings	348,357	316,822
Accumulated other comprehensive income	3,144	4,227

Total shareholders’ equity	536,105	498,035

Total liabilities and shareholders’ equity	$920,620	$865,854

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the three months ended March 31,

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$36,348	$30,536
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	4,817	4,337
Depreciation	2,154	1,927
Non-cash stock grant compensation	845	817
Deferred income tax benefit	(682)	(70)
Income tax benefit from exercise of stock options	56	-
Net gains on sales of investments, fixed assets and customer accounts	(971)	(114)
Changes in operating assets and liabilities, net of effect from insurance agency acquisitions and disposals:
Restricted cash, (increase)	(3,998)	(13,731)
Premiums, commissions and fees receivable, decrease	237	11,436
Other assets, decrease	6,193	1,385
Premiums payable to insurance companies, increase	4,393	9,319
Premium deposits and credits due customers, increase (decrease)	2,937	(792)
Accounts payable, increase	24,077	20,719
Accrued expenses, (decrease)	(10,118)	(3,715)
Other liabilities, increase (decrease)	465	(4,900)

NET CASH PROVIDED BY OPERATING ACTIVITIES	66,753	57,154

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(2,326)	(2,261)
Payments for businesses acquired, net of cash acquired	(95,582)	(58,309)
Proceeds from sales of fixed assets and customer accounts	803	623
Purchases of investments	-	(1,504)
Proceeds from sales of investments	740	-

NET CASH USED IN INVESTING ACTIVITIES	(96,365)	(61,451)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(4,527)	(4,887)
Issuance of common stock for employee stock benefit plans	473	113
Purchase of common stock for employee stock benefit plans	-	(2,334)
Cash dividends paid	(4,813)	(3,920)
Cash distribution to minority interest shareholders	-	(2,890)

NET CASH USED IN FINANCING ACTIVITIES	(8,867)	(13,918)

Net decrease in cash and cash equivalents	(38,479)	(18,215)
Cash and cash equivalent at beginning of period	56,926	68,050

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,447	$49,835

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Basis of Financial Reporting

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited, condensed, and consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

          Results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

          Certain amounts for the prior period have been reclassified to conform to the current period presentations.

Note 2 - Stock-Based Compensation and Incentive Plans

          The Company applies the intrinsic value-based method of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for its stock plans. Accordingly, the Company presents the disclosure requirements of SFAS No. 148, “Accounting for Stock-based Compensation - Transition and Disclosure”, which requires presentation of pro forma net income and earnings per share information under SFAS No. 123 (same title).

          Pursuant to the above disclosure requirements, the following table provides an expanded reconciliation for all periods presented that: adds back to reported net income the recorded expense under APB No. 25, net of related income tax effects; deducts the total fair value expense under SFAS No. 123, net of related income tax effects; and shows the reported and pro forma earnings per share amounts (in thousands, except per share data).

	For the three months ended March 31,

	2004	2003

Net income, as reported	$36,348	$30,536

Total stock-based employee compensation cost included in the determination of net income, net of related tax effects	520	507

Total stock-based employee compensation cost determined under fair value method for all awards, net of related tax effects	(1,150)	(2,202)

Pro forma net income	$35,718	$28,841

Earnings per share:
Basic, as reported	$0.53	$0.45
Basic, pro forma	$0.52	$0.42

Diluted, as reported	$0.53	$0.44
Diluted, pro forma	$0.52	$0.42

Shares - Basic	68,681	68,173
Shares - Diluted	69,207	68,931

Note 3 - Basic and Diluted Net Income Per Share

          The following table sets forth the computation of basic net income per share and diluted net income per share (in thousands, except per-share data).

	For the three months ended March 31,

	2004	2003

Net income	$36,348	$30,536

Weighted average number of shares outstanding	68,681	68,173

Dilutive effect of stock options using the treasury stock method	526	758

Weighted average number of shares outstanding	69,207	68,931

Basic net income per share	$0.53	$0.45

Diluted net income per share	$0.53	$0.44

Note 4 - Acquisitions

          On February 1, 2004, the Company acquired certain insurance-related assets of Doyle Consulting Group, Inc. and Doyle Consulting Group of New Jersey, Inc. (“Doyle”). On March 1, 2004, the Company acquired certain insurance-related assets of the Waldor Agency, Inc. (“Waldor”) and the Statfeld Vantage Insurance Group, L.L.C. (“Statfeld”). The assets acquired from Doyle, Waldor and Statfeld were acquired with cash payments of $10.7 million, $30.4 million and $26.6 million, respectively. Additionally, the purchase price of these acquisitions may be increased by “earn-out” contingent payments of $6.7 million, $9.1 million and $7.9 million, respectively, based upon the respective net operating profits earned by the Company from the acquired assets over a two-year period. These three agencies are providers of a broad range of property and casualty, and employee benefits insurance products and services, and allowed the Company to expand its Pennsylvania and New Jersey retail insurance operations.

          Additionally, during the first quarter of 2004, the Company acquired certain assets and liabilities of nine other general insurance agencies and several books of business (customer accounts).  The aggregate purchase price for these net assets was approximately $26.2 million, including $25.6 million of net cash payments, the issuance of notes payable of $0.6 million and the assumption of less then $0.1 million of liabilities.  Additionally, $9.1 million was paid during the quarter on the “earn-out” purchase price agreements of prior acquisitions, which included $2.3 million of net cash payments, forgiveness of a receivable obligation of $0.6 million, and the issuance of 200,000 shares of the Company’s stock with an approximate fair market value of $6.2 million.

          The “earn-out” contingent payments represent the maximum amount of additional consideration that could be paid pursuant to the purchase agreements related to these acquisitions. These contingent obligations are primarily based upon future net operating profits earned by the Company from the acquired entities or assets, and were not included in the purchase price that was recorded for these acquisitions at their respective dates. Future payments made under these agreements, if any, will be recorded as upward adjustments to goodwill when the contingences are settled. The aggregated amount of unrecorded contingent payables outstanding as of March 31, 2004 for all consummated acquisitions was $83.2 million.

          The following table summarizes the preliminary allocation of the aggregate purchase price to the fair values of the assets and liabilities acquired, including “earn-out” adjustments on prior acquisitions (in thousands).

	Doyle	Waldor	Statfeld	Other	Total

Fixed assets	$100	$50	$50	$701	$901
Purchased customer accounts	6,385	16,623	16,175	12,879	52,062
Noncompete agreements	151	31	11	204	397
Goodwill	4,059	13,677	10,383	21,539	49,658

Total assets acquired	10,695	30,381	26,619	35,323	103,018

Current liabilities	-	-	-	(43)	(43)

Total liabilities assumed	-	-	-	(43)	(43)

Net assets acquired	$10,695	$30,381	$26,619	$35,280	$102,975

          The results of operations for the acquisitions completed during the first quarter of 2004 have been combined with those of the Company since their respective acquisition dates. If the acquisitions had occurred as of January 1, 2003, the Company’s results of operations would be as shown in the following table. These pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods (in thousands, except per share data).

	For the three months ended March 31,

	2004	2003

Total revenues	$171,263	$156,939

Income before income taxes	$61,415	$53,079

Net income	$37,613	$33,064

Net income per share:
Basic	$0.55	$0.49
Diluted	$0.54	$0.48

Weighted average number shares outstanding:
Basic	68,681	68,173
Diluted	69,207	68,931

Note 5 - Goodwill and Other Intangible Assets

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

          SFAS No. 142 requires the Company to compare the fair value of each reporting unit with its carrying amount to determine if there is potential impairment of goodwill.  If the fair value of the reporting unit is less than its carrying value, an impairment loss would be recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value.  Fair value is estimated based on multiples of revenues, earnings before interest, income taxes, depreciation and amortization (EBITDA), and discounted cash flows. The Company completed its most recent annual assessment as of November 30, 2003 and identified no impairment as a result of the evaluation.

          The changes in goodwill, net of accumulated amortization, for the three months ended March 31, 2004, are as follows (in thousands):

	Retail	National Programs	Brokerage	Services	Total

Balance as of December 31, 2003	$168,135	$60,695	$8,867	$56	$237,753

Goodwill acquired	49,658	-	-	-	49,658

Goodwill disposed of relating to sale of business (customer accounts)	-	-	-	-	-

Balance as of March 31, 2004	$217,793	$60,695	$8,867	$56	$287,411

          Other intangible assets as of March 31, 2004 and December 31, 2003 consisted of the following (in thousands):

	March 31, 2004				December 31, 2003

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (Yrs)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (Yrs)

Purchased Customer Accounts	$351,971	$(81,429)	$270,542	18.6	$300,236	$(77,408)	$222,828	18.4

Noncompete Agreements	32,680	(22,973)	9,707	7.6	32,283	(22,177)	10,106	7.7

Total	$384,651	$(104,402)	$280,249		$332,519	$(99,585)	$232,934

          Amortization expense for amortizable assets for the years ended December 31, 2004, 2005, 2006, 2007 and 2008 are estimated to be $20.2 million, $20.2 million, $18.9 million, $18.4 million and $17.6 million, respectively.

Note 6 - Long-Term Debt

          In January 2001, the Company entered into a $90 million unsecured seven-year term loan agreement with a national banking institution, bearing an interest rate based upon the 30-, 60- or 90-day London Interbank Offering Rate (LIBOR) plus 0.50% to 1.00%, depending upon the Company’s quarterly ratio of funded debt to earnings before interest, taxes, depreciation and amortization.  The 90-day LIBOR was 1.11% as of March 31, 2004.  The loan was fully funded on January 3, 2001 and as of March 31, 2004 had an outstanding balance of $48.2 million.  This loan is to be repaid in equal quarterly installments of $3.2 million through December 2007.

          To hedge the risk of increasing interest rates from January 2, 2002 through the remaining six years of its seven-year $90 million term loan, the Company entered into an interest rate swap agreement that effectively converted the floating LIBOR-based interest payments to fixed interest rate payments at 4.53%.  This agreement did not affect the required 0.50% to 1.00% credit risk spread portion of the term loan.  In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (“SFAS No. 133”) as amended, the Company recorded a liability as of March 31, 2004 for the fair value of the interest rate swap of approximately $1,412,000, net of taxes of approximately $884,000, with the related change in fair value reflected as other comprehensive income. As of December 31, 2003, the Company recorded a liability for the fair value of the interest rate swap of approximately $1,344,000, net of taxes of approximately $824,000. The Company has designated and assessed the derivative as a highly effective cash flow hedge.

          In September 2003, the Company established an unsecured revolving credit facility with a national banking institution that provided for available borrowings of up to $75 million, with a maturity date of October 2008, bearing an interest rate based upon the 30-, 60- or 90-day LIBOR plus 0.625% to 1.625%, depending upon the Company’s quarterly ratio of funded debt to earnings before interest, taxes, depreciation and amortization.  A commitment fee of 0.175% to 0.375% per annum is assessed on the unused balance.  There were no borrowings against this facility at March 31, 2004.

          Both of these credit agreements require the Company to maintain certain financial ratios and comply with certain other covenants. The Company was in compliance with all such covenants as of March 31, 2004.

          Acquisition and other notes payable as of March 31, 2004 were $7.7 million, which primarily represents debt incurred to former owners of certain agencies or customer accounts acquired by the Company.  These notes, including future contingent payments, are payable in monthly, quarterly or annual installments through February 2014, including interest ranging from 1.34% to 9.00%.

Note 7 - Contingencies

          The Company is involved in numerous pending or threatened proceedings by or against the Company or one or more of its subsidiaries that arise in the ordinary course of business. The damages that may be claimed in these various proceedings are substantial, including in many instances claims for punitive or extraordinary damages. Some of these claims and lawsuits have been resolved, others are in the process of being resolved, and others are still in the investigation or discovery phase. The Company will continue to respond appropriately to these claims and lawsuits, and to vigorously protect its interests.

     Although the ultimate outcome of the matters referred to above cannot be ascertained and liabilities in indeterminate amounts may be imposed on us or our subsidiaries, on the basis of present information, availability of insurance coverages and legal advice received, it is the opinion of management that the disposition or ultimate determination of such claims will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Note 8 - Supplemental Disclosures of Cash Flow Information

	For the three months ended March 31

	2004	2003

Cash paid during the period for (in thousands):

Interest	$ 759	$ 1,004

Income taxes	$ 290	$ 1,951

The Company’s significant non-cash investing and financing activities are as follows (in thousands):

	For the three months ended March 31,

	2004	2003

Unrealized holding (loss) on available-for-sale securities, net of tax benefit of $563 in 2004 and $147 in 2003	$(1,015)	$(240)

Net (loss) gain on cash flow hedging derivative, net of tax benefit of $60 for 2004 and net of tax effect of $33 for 2003	(68)	54

Notes payable and other liabilities issued or assumed for purchased customer accounts	571	640

Notes receivable on sale of fixed assets and customer accounts	124	632

Note 9 - Comprehensive Income

          The components of comprehensive income, net of related tax, are as follows (in thousands):

	For the three months ended March 31,

	2004	2003

Net income	$36,348	$30,536

Net change in unrealized holding (loss) on available-for-sale securities	(1,015)	(240)

Net (loss) gain on cash flow hedging derivative	(68)	54

Comprehensive income	$35,265	$30,350

Note 10 - Segment Information

          The Company’s business is divided into four reportable segments:  the Retail Division, which provides a broad range of insurance products and services to commercial, governmental, professional and individual customers; the National Programs Division, which is comprised of two units - Professional Programs, which provides professional liability and related package products for certain professionals, delivered through nationwide networks of independent agents, and Special Programs, which markets targeted products and services designated for specific industries, trade groups, governmental entities and market niches; the Brokerage Division, which markets and sells excess surplus commercial insurance and reinsurance, primarily through independent agents and brokers; and the Services Division, which provides insurance-related services including third-party administration, consulting for the workers’ compensation and employee benefit self-insurance markets, and managed healthcare services; The Company conducts all of its operations within the United States of America.

          Summarized financial information concerning the Company’s reportable segments is shown in the following table.  The “Other” column includes any income and expenses not allocated to reportable segments and corporate-related items, including the inter-company interest expense charge to the reporting segment (in thousands).

Three Months Ended March 31, 2004:	Retail	National Programs	Brokerage	Services	Other	Total

Total revenues	$125,026	$22,200	$12,083	$6,464	$(208)	$165,565

Investment income	521	22	-	-	145	688
Amortization	3,432	1,217	120	9	39	4,817
Depreciation	1,434	362	117	79	162	2,154
Interest expense	4,814	1,759	230	34	(6,126)	711
Income before income taxes	40,015	6,519	5,086	1,236	6,504	59,360

Total assets	766,273	273,344	82,756	14,370	(216,123)	920,620
Capital expenditures	1,792	84	150	116	184	2,326
Three Months Ended March 31, 2003:	Retail	National Programs	Brokerage	Services	Other	Total

Total revenues	$106,894	$20,942	$9,659	$7,069	$172	$144,736

Investment income	12	55	-	-	266	333
Amortization	3,107	1,107	75	9	39	4,337
Depreciation	1,364	267	71	130	95	1,927
Interest expense	4,564	1,452	188	42	(5,239)	1,007
Income before income taxes	30,684	7,734	4,527	1,100	4,956	49,001

Total assets	570,095	242,314	63,791	13,027	(95,192)	794,035
Capital expenditures	1,871	230	57	36	67	2,261

(Unaudited)

	For the three months ended March 31,
	2004	2003

Total revenues	$172,203	$150,892

Income before income taxes	$61,602	$50,943

Net income	$37,727	$31,740

Net income per share:
Basic	$0.55	$0.47
Diluted	$0.55	$0.46

Weighted average number shares outstanding:
Basic	68,681	68,173
Diluted	69,207	68,931

Note 11 – Subsequent Event

          On May 1, 2004, the Company acquired the outstanding stock of Proctor Financial Group (“Proctor”) for a cash payment of $33.0 million. Additionally, the purchase price may be increased by “earn-out” contingent payments of $12.4 million based upon the respective net operating profits earned over a three year period. Proctor provides specialty insurance products to financial institutions

          Additionally, from April 1, 2004 through May 8, 2004, the Company acquired the assets and certain liabilities of five general insurance agencies and the outstanding stock of one general insurance agency. The aggregate purchase price of these acquisitions was $13.2 million, including $12.0 million of net cash payments, the issuance of $0.1 million in notes payable and the assumption of $1.1 million of liabilities.

          Additional consideration was also paid to sellers as a result of purchase price “earn-out” adjustments. The net additional consideration paid by the Company as a result of these adjustments totaled $1.5 million, which included $1.4 million of net cash payments and the assumption of liabilities in the amount of $0.1 million.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

          THE FOLLOWING DISCUSSION UPDATES THE MD&A CONTAINED IN THE COMPANY’S 2003 ANNUAL REPORT ON FORM 10-K, AND THE TWO DISCUSSIONS SHOULD BE READ TOGETHER.

Critical Accounting Policies

          The more critical accounting and reporting policies include our accounting for revenue recognition, business acquisitions and purchase price allocations, intangible assets impairments, reserves for litigation and derivative interests.  In particular, the accounting for these areas requires significant judgments to be made by management.  Different assumptions in the application of these policies could result in material changes in our consolidated financial position or consolidated results of operations.  Refer to Note 1 in the “Notes to Consolidated Financial Statements” in our 2003 Annual Report on Form 10-K on file with the Securities and Exchange Commission for details regarding all of our critical and significant accounting policies.

Results of Operations

Net Income.   Net income for the first quarter of 2004 was $36.3 million, or $0.53 per diluted share, compared with net income in the first quarter of 2003 of $30.5 million, or $0.44 per diluted share, a 20.5% increase on a per-share basis.

Commissions & Fees.  Commissions and fees for the first quarter of 2004 increased $20.1 million, or 13.9%, over the same period in 2003. Approximately $11.8 million of this increase represents revenues from agencies acquired since the second quarter of 2003, $7.6 million resulted from increases in contingent commissions (revenue-sharing commissions from insurance underwriters that are based primarily on the overall profitability of the aggregate business written with that underwriter, and/or additional factors such as retention ratios and overall volume of business written with such insurance underwriters during the prior year), with the remainder due mainly to net new business production.

Investment Income.  Investment income for the three months ended March 31, 2004 increased $0.4 million, or 106.6%, over the same period in 2003. This increase in investment income was primarily due to the sale of investments in various equity securities and partnership interests.

Other Income.   Other income primarily includes gains and losses from the sales of customer accounts and other assets. Other income for the three months ended March 31, 2004 increased $0.4 million, or 272.8%, over the same period in 2003, primarily due to gains on several sales of books of business (customer accounts) in 2004.

Employee Compensation and Benefits.  Employee compensation and benefits for the first quarter of 2004 increased $8.0 million, or 11.8%, over the same period in 2003. This increase is primarily related to the addition of new employees from acquisitions completed since April 1, 2003 and increased compensation that resulted from higher commission and fee revenues. Employee compensation and benefits as a percentage of total revenue decreased to 46.1% for the first quarter of 2004, from 47.1% for the first quarter of 2003. This improved ratio was the result of the continued assimilation of the acquisitions completed in 2003 into our standard compensation program, as well as the positive impact of higher contingent commissions received in the first quarter of 2004.

Non-Cash Stock Grant Compensation.  Non-cash stock grant compensation expense represents the expense required to be recorded under Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” relating to our stock performance plan. The annual cost of this stock performance plan increases only when our average stock price over a 20 trading-day period increases by increments of 20% or more over the price at the time of the original grant, or when more shares are granted and the aforementioned average stock price increases. Non-cash stock grant compensation expense for the first quarter of 2004 increased less then $0.1 million, or 3.4%, over the same period in 2003. This increase is primarily the result of more shares being outstanding during the first quarter of 2004 than were outstanding during the first quarter of 2003.

Other Operating Expenses. Other operating expenses for the first quarter of 2004 increased $2.0 million, or 10.3%, over the same period in 2003. This was primarily the result of acquisitions completed since the second quarter of 2003 that had no comparable results in the same period of 2003. Other operating expenses as a percentage of revenues for the first quarter of 2004 decreased to 12.9%, from 13.4%, in the first quarter of 2003. This improved ratio is the result of operating efficiencies as well as the positive impact of higher contingent commissions received in the first quarter of 2004.

Amortization.  Amortization expense for the first quarter of 2004 increased $0.5 million, or 11.1%, over the first quarter of 2003. This increase is primarily due to acquisitions completed since April 1, 2003.

Depreciation.  Depreciation expense for the first quarter of 2004 increased $0.2 million, or 11.8%, over the first quarter of 2003. This increase is due to capital expenditures and fixed assets acquired from acquisitions completed since April 1, 2003.

Interest Expense.  Interest expense for the first quarter of 2004 decreased $0.3 million, or 29.4%, from the same period in 2003. This decrease is the result of lower outstanding debt balances.

Segment Information

          As discussed in Note 10 of the Notes to Condensed Consolidated Financial Statements, we operate in four reportable segments: the Retail, National Programs, Brokerage and Services Divisions.

          The Retail Division is our insurance agency business, which provides a broad range of insurance products and services directly to commercial, governmental, professional and individual clients.  The Retail Division’s total revenues during the three months ended March 31, 2004 increased 17.0%, or $18.1 million, to $125.0 million over the same period in 2003.  Of this increase, approximately $8.7 million related to the core commissions and fees from acquisitions that had no comparable revenues in the same period of 2003.  The remaining increase is primarily due to net new business growth, and an increase in contingent commissions of $7.3 million received in the first quarter of 2004.  Income before income taxes for the three months ended March 31, 2004 increased 30.4%, or $9.3 million, to $40.0 million over the same period in 2003. This increase was due primarily to higher contingent commissions and earnings from new acquisitions.

          The National Programs Division is comprised of two units: Professional Programs, which provides professional liability and related package products for certain professionals delivered through nationwide networks of independent agents; and Special Programs, which markets targeted products and services designated for specific industries, trade groups, governmental entities and market niches.  Total revenues for National Programs for the three months ended March 31, 2004 increased 6.0%, or $1.3 million, to $22.2 million over the same period in 2003. This increase consists of $2.2 million in core commissions and fees from acquisitions that had no comparable revenues in the same period of 2003, but offset by net lost business of $0.9 million, primarily from our medical, commercial and condominium programs. Income before income taxes for the three months ended March 31, 2004 decreased 15.7%, or $1.2 million, to $6.5 million, from the same period in 2003, due primarily to net lost business.

          The Brokerage Division markets and sells excess and surplus commercial insurance and reinsurance, primarily through independent agents and brokers.  The Brokerage Division’s total revenues for the three months ended March 31, 2004 increased 25.1%, or $2.4 million, to $12.1 million over the same period of 2003. Of this increase, approximately $0.9 million related to core commissions and fees from acquisitions that had no comparable revenues in the same period of 2003.  The remaining increase is primarily due to net new business growth, and an increase in contingent commissions of $0.7 million received in 2004 over the corresponding period in 2003. Income before income taxes for the three months ended March 31, 2004 increased 12.3%, or $0.6 million, to $5.1 million over the same period of 2003 which was primarily due to the earnings from acquisitions offset by the costs of several start up brokerage operations.

          The Services Division provides insurance-related services, including third-party administration, consulting for the workers’ compensation and employee benefit self-insurance markets and managed healthcare services.  Unlike our other segments, the majority of the Services Division’s revenues are fees, which are not significantly affected by fluctuations in general insurance premiums.  The Service Division’s total revenues for the three months ended March 31, 2004 decreased 8.6%, or $0.6 million, to $6.5 million from the same period of 2003, primarily due to the disposition of a book of business (customer accounts) in 2003 that had no comparable results in the first quarter of 2004.  Excluding the book of business disposition, total revenues increased $0.7 million due to net new business. Income before income taxes for the three months ended March 31, 2004 increased 12.4%, or $0.1 million, to $1.2 million from the same period in 2003. This increase was driven primarily by net new business revenues.

Liquidity and Capital Resources

          Our cash and cash equivalents at March 31, 2004 totaled $18.4 million, a decrease of $38.5 million from the $56.9 million balance at December 31, 2003.  For the three-month period ended March 31, 2004, $66.8 million of cash was provided from operating activities.  Also during this period, $95.6 million was used to acquire other agencies and books of business (customer accounts), $2.3 million was used for additions to fixed assets, $4.5 million was used for payments on long-term debt, and $4.8 million was used for payment of dividends.

          As of March 31, 2004, our contractual cash obligations were as follows (in thousands):

		Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-Term Debt	$55,844	$18,340	$27,187	$9,987	$330
Capital Lease Obligations	28	6	14	8	-
Other Long Term Liabilities	10,771	7,391	1,082	930	1,368
Operating Leases	69,222	17,296	25,323	14,651	11,952
Maximum Future Acquisition Contingent Payments	83,227	26,811	55,545	871	-

Total Contractual Cash Obligations	$219,092	$69,844	$109,151	$26,447	$13,650

          In January 2001, we entered into a $90 million unsecured seven-year term loan agreement with a national banking institution, bearing an interest rate based upon the 30-, 60- or 90-day London Interbank Offering Rate (LIBOR) plus 0.50% to 1.00%, depending upon our quarterly ratio of funded debt to earnings before interest, taxes, depreciation and amortization.  The 90-day LIBOR was 1.11% as of March 31, 2004.  The loan was fully funded on January 3, 2001 and as of March 31, 2004 had an outstanding balance of $48.2 million.  This loan is to be repaid in equal quarterly installments of $3.2 million through December 2007.

          To hedge the risk of increasing interest rates from January 2, 2002 through the remaining six years of its seven-year $90 million term loan, we entered into an interest rate swap agreement that effectively converted the floating LIBOR-based interest payments to fixed interest payments at an annual rate of 4.53%.  This agreement did not impact or change the required 0.50% to 1.00% credit risk spread portion of the term loan.  In accordance with SFAS No. 133, as amended, we recorded a liability as of March 31, 2004 for the fair value of the interest rate swap at March 31, 2004 of approximately $1,412,000, net of taxes of approximately $884,000.  We have designated and assessed the derivative as a highly effective cash flow hedge, and accordingly, the effect is reflected in other comprehensive income.

          In September 2003, we established an unsecured revolving credit facility with a national banking institution that provided for available borrowings of up to $75 million, with a maturity date of October 2008, bearing an interest rate based upon the 30-, 60- or 90-day LIBOR plus 0.625% to 1.625%, depending upon our quarterly ratio of funded debt to earnings before interest, taxes, depreciation and amortization.  A commitment fee of 0.175% to 0.375% per annum is assessed on the unused balance.  There were no borrowings against this facility at March 31, 2004.

          We (including our subsidiaries) have never incurred off-balance sheet obligations through the use of, or investment in, off-balance sheet derivative financial instruments or structured finance or special purpose entities organized as corporations, partnerships or limited liability companies, or trusts.

          We believe that our existing cash, cash equivalents, short-term investments portfolio, funds generated from operations, and available credit facility borrowings are sufficient to satisfy our normal short-term financial needs. However, to continue to fund potential future acquisitions activity, we may raise up to $200 million by issuing senior unsecured notes with maturities ranging from seven to ten years through a private debt offering. This offering may occur in the second quarter of 2004.

Recent Industry Development

          Based on press releases issued by certain insurance brokerage companies, we understand that the Office of the Attorney General of New York has served subpoenas on certain insurance brokerage companies seeking information relating to certain compensation agreements between those insurance brokers and insurance underwriters. As of the date of this report, we have not received a subpoena from the Office of the Attorney General of New York. However, in March and April 2004, one of our New York subsidiaries received an initial inquiry letter and one follow up letter from the State of New York Insurance Department requesting information relating to “placement service agreements” maintained by that New York subsidiary. We have responded to such requests.

          As previously disclosed in our public filings, we have contingent commission agreements with certain insurance underwriters. Contingent commissions are revenue-sharing commissions paid by insurance underwriters based primarily on the overall profitability of the aggregate business written with that underwriter, and/or additional factors such as retention ratios and overall volume of business that the Company places with the underwriter. To a lesser extent, we have some override commission agreements, which allow for commissions to be paid by insurance underwriters in excess of the standard commission rate in specific lines of business, such as group health business.  While it is not possible to predict the outcome of these inquires, any decrease in these contingent commissions and overrides may have a negative effect on our results of operations.

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

          Our invested assets are held as cash and cash equivalents, restricted cash, available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit. These investments are subject to interest rate risk and equity price risk. The fair values of our cash and cash equivalents, restricted cash, and certificates of deposit at March 31, 2004 and December 31, 2003 approximated their respective carrying values due to their short-term duration and therefore such market risk is not considered to be material.

          We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date. However, we have no current intentions to add to or dispose of any of the 559,970 common stock shares of Rock-Tenn Company, a publicly-held New York Stock Exchange-listed company, which we have owned for over 10 years. The investment in Rock-Tenn Company accounted for 86% of the total value of available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit as of March 31, 2004 and December 31, 2003. Rock-Tenn Company’s closing stock price at March 31, 2004 and December 31, 2003 was $14.42 and $17.26, respectively. Our exposure to equity price risk is primarily related to the Rock-Tenn Company investment. As of March 31, 2004, the value of the Rock-Tenn Company investment was $8,075,000.

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

          At March 31, 2004, the interest rate swap agreement was as follows:

(in thousands, except percentages)	Contractual/ Notional Amount	Fair Value	Weighted Average Pay Rates	Weighted Average Received Rates

Interest rate swap agreement	$ 48,214	$ (2,296)	4.53%	1.16%

ITEM 4:	CONTROLS AND PROCEDURES

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

Limitations on the Effectiveness of Controls

          Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.

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

          Among the above-referenced claims, and as previously described in the Company’s Reports on Form 10-Q for the quarterly periods ending March 31, 2003 and September 30, 2003, there are several threatened and pending legal claims against the Company and Brown & Brown Insurance Services of Texas, Inc. (“BBTX”), a subsidiary of the Company, arising out of BBTX’s involvement with the procurement and placement of workers’ compensation insurance coverage for entities including several professional employer organizations.  On April 8, 2004, BBTX and  the Texas Department of Insurance (“TDI”) entered into a final consent order with respect to the TDI’s investigation of these matters, pursuant to which BBTX was assessed a fine of $250,000.

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

	Exhibit 3b	Bylaws (incorporated by reference to Exhibit 3b to Form 10-K for the year ended December 31, 2002).

	Exhibit 4	Rights Agreement, dated as of July 30, 1999, between the Company and First Union National Bank, as Rights Agent (incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 2, 1999).

	Exhibit 31.1	Certificate by the Chief Executive Officer of Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 31.2	Certificate by the Chief Financial Officer of Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1

Certification by the Chief Executive Officer of Company submitted to the Securities and Exchange Commission pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2

Certification by the Chief Financial Officer of Company submitted to the Securities and Exchange Commission pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	REPORTS ON FORM 8-K

                    The Company filed a current report on Form 8-K on January 15, 2004.  This current report reported (a) Item 12, which announced that the Company issued a press release on January 15, 2004, relating to the Company’s earnings for the fourth quarter and year-end results for fiscal year 2003 (the “Press Release”), and (b) Item 7, which attached the Press Release as Exhibit 99.1 thereto.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN & BROWN, INC.

/S/ CORY T. WALKER

Date: May 10, 2004
Cory T. Walker Sr. Vice President, Chief Financial Officer and Treasurer (duly authorized officer, principal financial officer and principal accounting officer)