Form 10-Q/A
period 2004-03-31
BROWN & BROWN INC
filed 2004-05-11
CIK 79282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
(Amendment No. 1 to Form 10-Q)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

AMENDMENT NO. 1
TO THE FORM 10-Q FILED BY
BROWN & BROWN, INC. ON MAY 10, 2004

     This Form 10-Q/A constitutes Amendment No. 1 to Brown & Brown, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2004 (“Amendment No. 1”). This Amendment No. 1 is being filed solely to amend the Quarterly Report on Form 10-Q for the period ended March 31, 2004 to delete a table at the end of Note 10 of the Notes to Condensed Consolidated Financial Statements that was inadvertently included in the original filing. Except for this amendment, no other information included in the original report on Form 10-Q is amended by this Amendment No. 1.

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

Note 11 – Subsequent Event

          On May 1, 2004, the Company acquired the outstanding stock of Proctor Financial Group (“Proctor”) for a cash payment of $33.0 million. Additionally, the purchase price may be increased by “earn-out” contingent payments of $12.4 million based upon the respective net operating profits earned over a three year period. Proctor provides specialty insurance products to financial institutions.

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