Form 10-Q
period 2004-06-30
BROWN & BROWN INC
filed 2004-08-09
CIK 79282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

The number of shares of the Registrant’s common stock, $.10 par value, outstanding as of August 2, 2004 was 68,904,401.

BROWN & BROWN, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
REVENUES
Commissions and fees	$156,749	$137,257	$321,063	$281,509
Investment income	333	442	1,021	775
Other income, net	860	159	1,423	310

Total revenues	157,942	137,858	323,507	282,594

EXPENSES
Employee compensation and benefits	76,270	66,092	152,552	134,333
Non-cash stock grant compensation	665	632	1,510	1,449
Other operating expenses	19,983	19,229	41,379	38,635
Amortization	5,483	4,416	10,300	8,753
Depreciation	2,269	2,019	4,423	3,946
Interest	743	946	1,454	1,953

Total expenses	105,413	93,334	211,618	189,069

Income before income taxes	52,529	44,524	111,889	93,525
Income taxes	20,376	16,589	43,388	35,054

NET INCOME	$32,153	$27,935	$68,501	$58,471

Net income per share:
Basic	$0.47	$0.41	$1.00	$0.86

Diluted	$0.46	$0.41	$0.99	$0.85

Weighted average number of shares outstanding:
Basic	68,790	68,270	68,736	68,222

Diluted	69,370	68,943	69,283	68,927

Dividends declared per share	$0.07	$0.0575	$0.14	$0.115

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except per share data)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$36,384	$56,926
Restricted cash	133,194	116,543
Short-term investments	386	382
Premiums, commissions and fees receivable	146,669	146,672
Other current assets	17,833	22,943

Total current assets	334,466	343,466

Fixed assets, net	32,990	32,396
Goodwill	300,732	237,753
Amortizable intangible assets, net	308,361	232,934
Investments	10,353	10,845
Other assets	7,197	8,460

Total assets	$994,099	$865,854

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Premiums payable to insurance companies	$216,788	$199,628
Premium deposits and credits due customers	23,769	22,223
Accounts payable	20,163	11,282
Accrued expenses	38,474	49,691
Current portion of long-term debt	68,455	18,692

Total current liabilities	367,649	301,516

Long-term debt	34,313	41,107

Deferred income taxes, net	17,176	15,018

Other liabilities	9,063	10,178

Shareholders’ equity:
Common stock, par value $.10 per share; authorized 280,000 shares; issued and outstanding, 68,808 shares at 2004 and 68,561 at 2003	6,881	6,856
Additional paid-in capital	178,577	170,130
Retained earnings	375,695	316,822
Accumulated other comprehensive income	4,745	4,227

Total shareholders’ equity	565,898	498,035

Total liabilities and shareholders’ equity	$994,099	$865,854

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	For the six months ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$68,501	$58,471
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	10,300	8,753
Depreciation	4,423	3,946
Non-cash stock grant compensation	1,510	1,449
Deferred income tax provision (benefit)	1,121	(71)
Income tax benefit from exercise of stock options	56	3,530
Net gains on sales of investments, fixed assets and customer accounts	(1,747)	(86)
Changes in operating assets and liabilities, net of effect from insurance agency acquisitions and disposals:
Restricted cash, (increase)	(16,651)	(7,213)
Premiums, commissions and fees receivable, (increase)	(413)	(8,304)
Other assets, decrease	11,394	1,798
Premiums payable to insurance companies, increase	16,291	12,427
Premium deposits and credits due customers, increase	1,534	3,266
Accounts payable, increase	7,859	2,890
Accrued expenses, (decrease)	(11,777)	(4,906)
Other liabilities, (decrease) increase	(36)	355

NET CASH PROVIDED BY OPERATING ACTIVITIES	92,365	76,305

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(4,535)	(3,960)
Payments for businesses acquired, net of cash acquired	(143,555)	(66,569)
Proceeds from sales of fixed assets and customer accounts	2,339	1,353
Purchases of investments	—	(5)
Proceeds from sales of investments	738	—

NET CASH USED IN INVESTING ACTIVITIES	(145,013)	(69,181)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving credit facility	50,000	—
Payments on long-term debt	(8,928)	(11,227)
Issuance of common stock for employee stock benefit plans	662	238
Purchase of common stock for employee stock benefit plans	—	(2,334)
Cash dividends paid	(9,628)	(7,852)

Cash distribution to minority interest shareholders	—	(2,890)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	32,106	(24,065)

Net decrease in cash and cash equivalents	(20,542)	(16,941)
Cash and cash equivalent at beginning of period	56,926	68,050

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$36,384	$51,109

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Basis of Financial Reporting

The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited, condensed, and consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Certain amounts for the prior period have been reclassified to conform to the current period presentation.

Note 2 - Stock-Based Compensation and Incentive Plans

The Company applies the intrinsic value-based method of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, to account for its stock plans. Accordingly, the Company presents the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-based Compensation - Transition and Disclosure”, which requires presentation of pro forma net income and earnings per share information under SFAS No. 123 (same title).

Pursuant to the above disclosure requirements, the following table provides an expanded reconciliation for all periods presented that: 1.) adds back to reported net income the recorded expense under APB No. 25, net of related income tax effects; 2.) deducts the total fair value expense under SFAS No. 123, net of related income tax effects; and 3.) shows the reported and pro forma earnings per share amounts (in thousands, except per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Net income, as reported	$32,153	$27,935	$68,501	$58,471

Total stock-based employee compensation cost included in the determination of net income, net of related tax effects	408	392	926	898

Total stock-based employee compensation cost determined under fair value method for all awards, net of related tax effects	(1,340)	(950)	(2,790)	(1,859)

Pro forma net income	$31,221	$27,377	$66,637	$57,510

Earnings per share:
Basic, as reported	$0.47	$0.41	$1.00	$0.86

Basic, pro forma	$0.45	$0.40	$0.97	$0.84

Diluted, as reported	$0.46	$0.41	$0.99	$0.85

Diluted, pro forma	$0.45	$0.40	$0.96	$0.83

Note 3 - Basic and Diluted Net Income Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share (in thousands, except per-share data):

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Net income	$32,153	$27,935	$68,501	$58,471

Weighted average number of shares outstanding	68,790	68,270	68,736	68,222

Dilutive effect of stock options using the treasury stock method	580	673	547	705

Weighted average number of shares outstanding	69,370	68,943	69,283	68,927

Net income per share:
Basic	$0.47	$0.41	$1.00	$0.86

Diluted	$0.46	$0.41	$0.99	$0.85

Note 4 – Acquisitions

On May 1, 2004, the Company acquired the outstanding stock of Proctor Homer Warren, Inc., d/b/a Proctor Financial Insurance (“Proctor”). The purchase price for this acquisition was approximately $33.9 million, including $31.1 million of net cash payments and the assumption of $2.8 million of net liabilities. Additionally, the purchase price may be increased by “earn-out” contingent payments of up to $12.4 million based upon the net operating profits earned by Proctor over a three-year period. This agency provides lender-placed insurance and other specialty insurance products primarily to financial institutions. This acquisition allowed the Company to expand into this new market niche.

Additionally, during the second quarter of 2004, the Company acquired certain assets and liabilities of seven other general insurance agencies, the outstanding stock of one general insurance agency and several books of business (customer accounts). The aggregate purchase price for these acquisitions was approximately $18.1 million, including $14.7 million of net cash payments, the issuance of notes payable of $0.8 million and the assumption of $2.6 million of net liabilities. Additionally, $0.7 million was paid during the quarter on the “earn-out” purchase price agreements of prior acquisitions, which included $1.7 million of cash payments, the issuance of $0.2 million in notes payable, the forgiveness of a note payable obligation of $1.3 million and the assumption of $0.1 million of liabilities.

On February 1, 2004, the Company acquired certain insurance-related assets of Doyle Consulting Group, Inc. and Doyle Consulting Group of New Jersey, Inc. (collectively, “Doyle”). On March 1, 2004, the Company acquired certain insurance-related assets of Waldor Agency, Inc. (“Waldor”) and Statfeld Vantage Insurance Group, L.L.C. (“Statfeld”). The assets acquired from Doyle, Waldor and Statfeld were purchased with cash payments of $10.7 million, $30.4 million and $26.6 million, respectively. Additionally, the purchase price of these acquisitions may be increased by “earn-out” contingent payments of up to $6.7 million, $9.1 million and $7.9 million, respectively, based upon the respective net operating profits earned by the Company from the acquired assets over a two-year period. These three agencies are providers of a broad range of property and casualty, and employee benefits insurance products and services. These acquisitions expanded the Company’s Pennsylvania and New Jersey retail insurance operations.

Additionally, during the first quarter of 2004, the Company acquired certain assets and liabilities of nine other general insurance agencies and several books of business (customer accounts). The aggregate purchase price for these acquisitions was approximately $26.2 million, including $25.6 million of cash payments, the issuance of notes payable of $0.6 million and the assumption of less then $0.1 million of liabilities. Additionally, $9.1 million was paid during the quarter on the “earn-out” purchase price agreements of prior acquisitions, which included $2.9 million of cash payments and the issuance of 200,000 shares of the Company’s stock with an approximate fair market value of $6.2 million.

The “earn-out” contingent payments represent the maximum amount of additional consideration that could be paid pursuant to the purchase agreements related to these acquisitions. These contingent obligations are primarily based upon future net operating profits earned by the Company from the acquired entities or assets, and were not included in the purchase price that was recorded for these acquisitions at their respective dates. Future payments made under these agreements, if any, will be recorded as upward adjustments to goodwill when the contingencies are settled. Assuming each acquisition maximizes their total potential earn-out, the aggregated amount of unrecorded contingent payables outstanding as of June 30, 2004 for all consummated acquisitions would be $100.2 million.

The following table summarizes the preliminary allocation of the aggregate purchase price to the fair values of the assets and liabilities acquired, including “earn-out” adjustments on prior acquisitions (in thousands):

	Doyle	Waldor	Statfeld	Proctor	Other	Total
Current assets	$—	$—	$—	$786	$225	$1,011
Fixed assets	100	50	50	200	414	814
Purchased customer accounts	6,385	16,623	16,175	24,499	24,426	88,108
Noncompete agreements	151	31	11	—	306	499
Goodwill	4,069	13,707	10,383	8,410	28,680	65,249

Total assets acquired	10,705	30,411	26,619	33,895	54,051	155,681

Current liabilities	—	—	—	(2,838)	(2,078)	(4,916)
Deferred income tax	—	—	—	—	(658)	(658)

Total liabilities assumed	—	—	—	(2,838)	(2,736)	(5,574)

Net assets acquired	$10,705	$30,411	$26,619	$31,057	$51,315	$150,107

The results of operations for the acquisitions completed during 2004 have been combined with those of the Company since their respective acquisition dates. If the acquisitions had occurred as of January 1, 2003, the Company’s results of operations would be as shown in the following table (in thousands, except per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Total revenues	$160,146	$154,632	$338,371	$318,312
Income before income taxes	53,194	49,992	116,833	105,099
Net income	32,560	31,325	71,528	65,647
Net income per share:
Basic	$0.47	$0.46	$1.04	$0.96

Diluted	$0.47	$0.45	$1.03	$0.95

These pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

Note 5 - Goodwill and Amortizable Intangible Assets

The Company accounts for goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 provides for the non-amortization of goodwill. Goodwill is now subject to at least an annual assessment for impairment by applying a fair value-based test. Amortizable intangible assets will be amortized over their useful lives (other than indefinite life assets) and will be subject to a lower of cost or market impairment testing.

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

The changes in goodwill, net of accumulated amortization, by business segment, for the six months ended June 30, 2004 are as follows (in thousands):

	Retail	National Programs	Brokerage	Services	Total
Balance as of December 31, 2003	$168,135	$60,695	$8,867	$56	$237,753
Goodwill acquired	55,254	9,825	170	—	65,249
Goodwill disposed of relating to sale of businesses	(2,270)	—	—	—	(2,270)

Balance as of June 30, 2004	$221,119	$70,520	$9,037	$56	$300,732

Amortizable intangible assets as of June 30, 2004 and December 31, 2003 consisted of the following (in thousands):

	June 30, 2004				December 31, 2003
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (Yrs)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (Yrs)
Purchased Customer Accounts	$385,512	$(86,107)	$299,405	18.8	$300,236	$(77,408)	$222,828	18.4
Noncompete Agreements	32,734	(23,778)	8,956	7.6	32,283	(22,177)	10,106	7.7

Total	$418,246	$(109,885)	$308,361		$332,519	$(99,585)	$232,934

Amortization expense for amortizable intangible assets for the years ended December 31, 2004, 2005, 2006, 2007 and 2008 are estimated to be $21.4 million, $21.9 million, $20.6 million, $20.0 million and $19.2 million, respectively.

Note 6 - Long-Term Debt

In January 2001, the Company entered into a $90.0 million unsecured seven-year term loan agreement with a national banking institution, bearing an interest rate based upon the 30-, 60- or 90-day London Interbank Offering Rate (LIBOR) plus 0.50% to 1.00%, depending upon the Company’s quarterly ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The 90-day LIBOR was 1.59% as of June 30, 2004. The loan was fully funded on January 3, 2001 and as of June 30, 2004 had an outstanding balance of $45.0 million. This loan is to be repaid in equal quarterly installments of $3.2 million through December 2007.

To hedge the risk of increasing interest rates from January 2, 2002 through the remaining six years of its seven-year $90.0 million term loan, the Company entered into an interest rate swap agreement that effectively converted the floating LIBOR-based interest payments to fixed interest rate payments at 4.53%. This agreement did not affect the required 0.50% to 1.00% credit risk spread portion of the term loan. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, the Company recorded a liability as of June 30, 2004 for the fair value of the interest rate swap of approximately $670,000, net of taxes of approximately $419,000, with the related change in fair value reflected as other comprehensive income. As of December 31, 2003, the Company recorded a liability for the fair value of the interest rate swap of approximately $1,344,000, net of taxes of approximately $824,000. The Company has designated and assessed the derivative as a highly effective cash flow hedge, and accordingly, the effect is reflected in other comprehensive income.

In September 2003, the Company established an unsecured revolving credit facility with a national banking institution that provided for available borrowings of up to $75 million, with a maturity date of October 2008, bearing an interest rate based upon the 30-, 60- or 90-day LIBOR plus 0.625% to 1.625%, depending upon the Company’s quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization and non-cash stock grant compensation. A commitment fee of 0.175% to 0.375% per annum is assessed on the unused balance. As of June 30, 2004, there was an outstanding balance of $50.0 million.

Both of these credit agreements require the Company to maintain certain financial ratios and comply with certain other covenants. The Company was in compliance with all such covenants as of June 30, 2004.

Acquisition and other notes payable as of June 30, 2004 were $7.8 million, which primarily represents debt incurred to former owners of certain agencies or customer accounts acquired by the Company. These notes are payable in monthly, quarterly or annual installments through February 2014, including interest ranging from 1.34% to 9.00%.

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

Note 8 - Supplemental Disclosures of Cash Flow Information

	For the six months ended June 30
	2004	2003
Cash paid during the period for (in thousands):
Interest	$1,477	$1,905
Income taxes	$40,385	$37,288

The Company’s significant non-cash investing and financing activities are as follows (in thousands):

	For the six months ended June 30,
	2004	2003
Unrealized holding (loss) gain on available-for-sale securities, net of tax benefit of $25 in 2004 and net of tax effect of $746 in 2003	$(157)	$1,216
Net gain (loss) on cash-flow hedging derivative, net of tax effect of $404 for 2004 and net of tax benefit of $58 for 2003	675	(95)
Notes payable and other liabilities issued or assumed for purchased customer accounts	1,868	2,954
Notes receivable on sale of fixed assets and customer accounts	4,638	776
Common stock issued for acquisitions	6,244	—

Note 9 - Comprehensive Income

The components of comprehensive income, net of related tax, are as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Net income	$32,153	$27,935	$68,501	$58,471
Net change in unrealized holding gain (loss) on available-for-sale securities	858	1,456	(157)	1,216
Net gain (loss) on cash-flow hedging derivative	742	(149)	675	(95)

Comprehensive income	$33,753	$29,242	$69,019	$59,592

Note 10 - Segment Information

The Company’s business is divided into four reportable segments: the Retail Division, which provides a broad range of insurance products and services to commercial, governmental, professional and individual customers; the National Programs Division, which is comprised of two units - Professional Programs, which provides professional liability and related package products for certain professionals, delivered through nationwide networks of independent agents, and Special Programs, which markets targeted products and services designated for specific industries, trade groups, governmental entities and market niches; the Brokerage Division, which markets and sells excess surplus commercial insurance and reinsurance, primarily through independent agents and brokers; and the Services Division, which provides insurance-related services including third-party administration, consulting for the workers’ compensation and employee benefit self-insurance markets, and managed healthcare services. The Company conducts all of its operations within the United States of America.

Summarized financial information concerning the Company’s reportable segments is shown in the following table. The “Other” column includes any income and expenses not allocated to reportable segments and corporate-related items, including the inter-company interest expense charge to the reporting segment (in thousands).

Six Months Ended June 30, 2004:	Retail	National Programs	Brokerage	Services	Other	Total
Total revenues	$240,978	$47,356	$20,476	$14,297	$400	$323,507

Investment income	535	41	—	—	445	1,021
Amortization	7,229	2,732	242	19	78	10,300
Depreciation	2,929	748	245	170	331	4,423
Interest expense	10,305	3,968	430	67	(13,316)	1,454

Income before income taxes	67,772	12,683	7,243	3,439	20,752	111,889

Total assets	787,390	324,545	82,573	14,940	(215,349)	994,099
Capital expenditures	3,071	671	223	396	203	4,564

Six Months Ended June 30, 2003:	Retail	National Programs	Brokerage	Services	Other	Total
Total revenues	$209,913	$40,070	$17,846	$14,184	$581	$282,594

Investment income	23	95	—	—	657	775
Amortization	6,252	2,251	153	19	78	8,753
Depreciation	2,798	572	149	244	183	3,946
Interest expense	9,024	2,964	375	83	(10,493)	1,953
Income before income taxes	57,355	13,499	7,815	2,310	12,546	93,525

Total assets	602,033	237,061	61,949	12,686	(102,106)	811,623
Capital expenditures	2,750	942	236	105	(73)	3,960

Note 11 – Subsequent Events

On July 15, 2004 the Company completed the first funding of a total issuance of up to $200 million of unsecured senior notes (the “Notes”) through a private placement. The $200 million is divided into two series: Series A, for $100 million due in 2011 and bearing interest at 5.57% per year; and Series B, for $100 million due in 2014 and bearing interest at 6.08% per year. The closing on the Series B Notes occurred on July 15, 2004. The closing on the Series A Notes is expected to occur on September 15, 2004. The Company anticipates using the proceeds from the sales of the Notes for general corporate purposes, including repayment of existing senior debt and acquisitions.

Additionally, from July 1, 2004 through July 31, 2004, the Company acquired the assets and certain liabilities of six general insurance agencies. The aggregate purchase price of these acquisitions was $26.3 million, including $26.2 million of cash payments, and the assumption of $0.1 million of liabilities.

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

We are compensated for our services primarily by commissions paid by insurance underwriters and fees paid by customers for certain services. The commission income that we receive is usually a percentage of the premium paid by the insured. Commission rates generally depend upon the type of insurance, the particular insurance company and the nature of the services provided by us. In some cases, a commission is shared with other agents or brokers who have acted jointly with us in a transaction. We may also receive “contingent commissions” which are revenue-sharing commissions paid by insurance underwriters based primarily on the overall profitability of the aggregate business written with that underwriter, and/or additional factors such as retention ratios and overall volume of business that we place with such insurance underwriters during the prior year.

The Insurance Market

Premium rates are established by insurance underwriters based upon many factors, including reinsurance rates, none of which we control. Beginning in 1986 and continuing through 1999, commission revenues were adversely influenced by a consistent decline in premium rates resulting from intense competition among property and casualty underwriters for market share. Among other factors, this condition of a prevailing decline in premium rates, commonly referred to as a “soft market,” generally resulted in flat to reduced commissions on renewal business. The effect of this softness in rates was somewhat offset by our substantial merger and acquisition activity and net new business production. As a result of increasing loss ratios, (the comparison of incurred losses plus loss adjustment expenses against earned premium) of insurance underwriters through 1999, there was a general increase in premium rates commencing in the first quarter of 2000 and continuing into the first half of 2003. Starting in the second half of 2003, as underwriting companies began to experience improved loss ratios, they have again become more competitive on selected risks, resulting in a moderation of premium rate increases, and in some cases reductions in premium rates. Based on what the underwriters are saying and the results of our own renewal and new business activity, we anticipate that this market softening will continue through the balance of 2004 and into 2005.

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

Results of Operations

The condensed consolidated financial information relating to the three and six month periods ended June 30, 2004 is as follows:

	For the three months ended June 30,			For the six months ended June 30,
	2004	2003	% Change	2004	2003	% Change
REVENUES
Commissions and fees	$156,749	$137,257	14.2%	$321,063	$281,509	14.1%
Investment income	333	442	(24.7)%	1,021	775	31.7%
Other income, net	860	159	440.9%	1,423	310	359.0%

Total revenues	157,942	137,858	14.6%	323,507	282,594	14.5%

EXPENSES
Employee compensation and benefits	76,270	66,092	15.4%	152,552	134,333	13.6%
Non-cash stock grant compensation	665	632	5.2%	1,510	1,449	4.2%
Other operating expenses	19,983	19,229	3.9%	41,379	38,635	7.1%
Amortization	5,483	4,416	24.2%	10,300	8,753	17.7%
Depreciation	2,269	2,019	12.4%	4,423	3,946	12.1%
Interest	743	946	(21.5)%	1,454	1,953	(25.6)%

Total expenses	105,413	93,334	12.9%	211,618	189,069	11.9%

Income before income taxes	52,529	44,524	18.0%	111,889	93,525	19.6%

Income taxes	20,376	16,589	22.8%	43,388	35,054	23.8%

NET INCOME	$32,153	$27,935	15.1%	$68,501	$58,471	17.2%

Net Income. Net income for the second quarter of 2004 was $32.2 million, or $0.46 per diluted share, compared with net income in the second quarter of 2003 of $27.9 million, or $0.41 per diluted share, a 12.2% increase on a per-share basis. Net income for the six months ended June 30, 2004 was $68.5 million or $0.99 diluted share, compared with net income for the comparable period in 2003 of $58.5 million, or $0.85 per diluted share, a 16.5% increase on a per share basis.

Commissions & Fees. Commissions and fees for the second quarter of 2004 increased $19.5 million, or 14.2%, over the same period in 2003. Contingent commissions (revenue-sharing commissions paid by insurance underwriters based primarily on the overall profitability of the aggregate business written with that underwriter, and/or additional factors such as retention ratios and overall volume of business that we place with such insurance underwriters during the prior year) for the quarter decreased $6.7 million from the second quarter of 2003, primarily due to the fact that more of this revenue was received in the first quarter of 2004 than in the same period in 2003. For the six months ended June 30, 2004, contingent commissions increased $0.9 million over the comparable period of 2003. Total core commissions and fees are our total commissions and fees, less (i) contingent commissions and (ii) divested business (commissions and fees generated from offices, books of business or niches sold or terminated. Of the increase in commissions and fees revenue for the second quarter of 2004, approximately $23.1 million represents core commissions and fees from agencies acquired since the second quarter of 2003 and $6.3 million represents net new business production. Commissions and fees for the six months ended June 30, 2004 increased $39.6 million, or 14.1%, over the same period in 2003. Approximately $34.9 million of this increase represents core commissions and fees from agencies acquired since the comparable period in 2003.

Investment Income. Investment income for the three months ended June 30, 2004 decreased $0.1 million, or 24.7%, from the same period in 2003. This decrease in investment income was primarily due to lower available investment cash balances along with lower investment yields. Investment income for the six months ended June 30, 2004 increased $0.2 million, or 31.7%, over the same period in 2003. This increase is primarily related to the sale of investments in various equity securities and partnership interests.

Other Income. Other income for the three months ended June 30, 2004 increased $0.7 million, or 440.9%, over the same period in 2003. Other income for the six months ended June 30, 2004, increased $1.1 million, or 359.0%, over the same period in 2003. These increases are primarily due to gains on the sale of various offices and books of business in 2004.

Employee Compensation and Benefits. Employee compensation and benefits for the second quarter of 2004 increased $10.2 million, or 15.4%, over the same period in 2003. Employee compensation and benefits for the six months ended June 30, 2004 increased $18.2 million, or 13.6%, over the same period in 2003. These increases are primarily related to the addition of new employees from acquisitions completed since July 1, 2003 and increased compensation that resulted from higher commissions and fees revenue. Employee compensation and benefits as a percentage of total revenue increased to 48.3% for the second quarter of 2004, from 47.9% for the second quarter of 2003. This increased ratio was primarily the result of the decrease in contingent commissions received in the second quarter of 2004. For the six months ended June 30, 2004, employee compensation and benefits as a percentage of total revenue decreased to 47.2%, compared with 47.5% for the same period in 2003. The improved ratio for the six month period was the result of the continued assimilation of the acquisitions completed in 2003 and 2004 into our standard compensation program

Non-Cash Stock Grant Compensation. Non-cash stock grant compensation expense represents the expense required to be recorded under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, relating to our stock performance plan. The annual cost of this stock performance plan increases only when our average stock price over a 20 trading-day period increases by increments of 20% or more over the price at the time of the original grant, or when more shares are granted and the aforementioned average stock price increases. Non-cash stock grant compensation expense for the second quarter of 2004 increased less then $0.1 million, or 5.2%, over the same period in 2003. Non-cash stock grant compensation for the six months ended June 30, 2004 increased $0.1 million, or 4.2%, over the same period in 2003. This increase is primarily the result of more shares being outstanding during the second quarter of 2004 than were outstanding during the second quarter of 2003.

Other Operating Expenses. Other operating expenses for the second quarter of 2004 increased $0.8 million, or 3.9%, over the same period in 2003. For the six months ended June 30, 2004, other operating expenses increased $2.7 million, or 7.1%, over the same period in 2003. This was primarily the result of acquisitions completed since the second quarter of 2003 that had no comparable results in the same period of 2003. Other operating expenses as a percentage of revenues for the second quarter of 2004 decreased to 12.7%, from 13.9%. For the six months ended June 30, 2004, other operating expenses as a percentage of revenue decreased to 12.8%, compared with 13.7% for the same period in 2003. The improved ratios are the result of improved operating efficiencies.

Amortization. Amortization expense for the second quarter of 2004 increased $1.1 million, or 24.2%, over the second quarter of 2003. For the six months ended June 30, 2004, amortization expense increased $1.5 million, or 17.7%, over the same period in 2003. These increases are primarily due to acquisitions completed since July 1, 2003.

Depreciation. Depreciation expense for the second quarter of 2004 increased $0.3 million, or 12.4%, over the second quarter of 2003. For the six months ended June 30, 2004, depreciation expense increased $0.5 million, or 12.1%, over the same period in 2003. These increases are due to capital expenditures and fixed assets acquired in agency acquisitions completed since July 1, 2003.

Interest Expense. Interest expense for the second quarter of 2004 decreased $0.2 million, or 21.5%, from the same period in 2003. For the six months ended June 30, 2004, interest expense decreased $0.5 million, or 25.6%, from the same period in 2003. These decreases are the result of lower outstanding debt balances.

Segment Information

As discussed in Note 10 of the Notes to Condensed Consolidated Financial Statements, we operate in four reportable segments: the Retail, National Programs, Brokerage and Services Division.

Retail

The Retail Division is our insurance agency business, which provides a broad range of insurance products and services directly to commercial, governmental, professional and individual clients. The table below presents the Retail Division’s total revenues, expenses and income before income taxes during the three and six months ended June 30, 2004 and 2003.

	For the three months ended June 30,			For the six months ended June 30,
	2004	2003	% Change	2004	2003	% Change
Total revenues	$115,952	$103,019	12.6%	$240,978	$209,913	14.8%
Total expenses	88,195	76,348	15.5%	173,206	152,558	13.5%

Income before income taxes	$27,757	$26,671	4.1%	$67,772	$57,355	18.2%

The Retail Division’s total revenues during the three months ended June 30, 2004 increased 12.6%, or $12.9 million, to $116.0 million. Contingent commissions for the quarter decreased $4.8 million from the second quarter of 2003, primarily due to the fact that more of this revenue was received in the first quarter of 2004 than in the same period in 2003. Of the increase in revenues, approximately $16.4 million related to the core commissions and fees from acquisitions that had no comparable revenues in the same period of 2003. The remaining increase is primarily due to net new business growth in core commissions and fees of $3.6 million. Income before income taxes for the three months ended June 30, 2004 increased 4.1%, or $1.1 million, to $27.8 million. This increase is primarily due to the earnings from acquisitions, net new business, but was offset by lower contingent commissions.

The Retail Division’s total revenues during the six months ended June 30, 2004 increased 14.8%, or $31.1 million, to $241.0 million over the same period in 2003. Contingent commissions for the first six months of the year increased $2.5 million over the comparable period of 2003. Of the increase in revenues, approximately $25.1 million related to the core commissions and fees from acquisitions that had no comparable revenues in the same period of 2003. The remaining increase is primarily due to net new business growth in core commissions and fees of $6.1 million. Income before income taxes for the six months ended June 30, 2004 increased 18.2%, or $10.4 million, to $67.8 million over the same period in 2003. This increase is primarily due to earnings from acquisitions, net new business, and an increase in contingent commissions.

National Programs

The National Programs Division is comprised of two units: Professional Programs, which provides professional liability and related package products for certain professionals delivered through nationwide networks of independent agents; and Special Programs, which markets targeted products and services designated for specific industries, trade groups, governmental entities and market niches. The table below presents the National Programs Division’s total revenues, expenses and income before income taxes during the three and six months ended June 30, 2004 and 2003.

	For the three months ended June 30,			For the six months ended June 30,
	2004	2003	% Change	2004	2003	% Change
Total revenues	$25,156	$19,128	31.5%	$47,356	$40,070	18.2%
Total expenses	18,992	13,363	42.1%	34,673	26,571	30.5%

Income before income taxes	$6,164	$5,765	6.9%	$12,683	$13,499	(6.0)%

Total revenues for National Programs for the three months ended June 30, 2004 increased 31.5%, or $6.0 million, to $25.2 million. This increase consists of $5.8 million in core commissions and fees from acquisitions that had no comparable revenues in the same period of 2003. The remaining increase is primarily due to net new business growth offset by a slight decrease in contingent commissions. Income before income taxes for the three months ended June 30, 2004 increased 6.9%, or $0.4 million, to $6.2 million, from the same period in 2003, which is primarily due to net new business growth and earnings from acquisitions completed since the second quarter of 2003.

Total revenues for National Programs for the six months ended June 30, 2004 increased 18.2%, or $7.3 million, to $47.4 million over the same period in 2003. This increase consists of $8.1 million in core commissions and fees from acquisitions that had no comparable revenues in the same period of 2003. The remaining increase is primarily due to net new business growth, offset by a $0.4 million decrease in contingent commissions. Income before income taxes for the six months ended June 30, 2004 decreased 6.0%, or $0.8 million, to $12.7 million, which is primarily due to $1.5 million in additional amortization and interest expense allocated as a result of new acquisitions.

Brokerage

The Brokerage Division markets and sells excess and surplus commercial insurance and reinsurance, primarily through independent agents and brokers. The table below presents the Brokerage Division’s total revenues, expenses and income before income taxes during the three and six months ended June 30, 2004 and 2003.

	For the three months ended June 30,			For the six months ended June 30,
	2004	2003	% Change	2004	2003	% Change
Total revenues	$8,393	$8,187	2.5%	$20,476	$17,846	14.7%
Total expenses	6,236	4,899	27.3%	13,233	10,031	31.9%

Income before income taxes	$2,157	$3,288	(34.4)%	$7,243	$7,815	(7.3)%

The Brokerage Division’s total revenues for the three months ended June 30, 2004 increased 2.5%, or $0.2 million, to $8.4 million over the same period in 2003. Contingent commissions for the quarter decreased $1.7 million from the second quarter of 2003, primarily due to the fact that more of this revenue was received in the first quarter of 2004 than in the same period in 2003. Of the increase in revenues, approximately $0.9 million related to core commissions and fees from acquisitions that had no comparable revenues in the same period of 2003. The remaining increase is primarily due to net new business growth in core commissions and fees of $1.0 million. Income before income taxes for the three months ended June 30, 2004 decreased 34.4%, or $1.1 million, to $2.2 million from the same period in 2003, primarily due to the decrease in contingent commissions received in the second quarter of 2004 compared with the corresponding period in 2003.

The Brokerage Division’s total revenues for the six months ended June 30, 2004 increased 14.7%, or $2.6 million, to $20.5 million over the same period in 2003. Contingent commissions for the first six months of 2004 decreased $0.9 million from the same period of 2003. Of the increase in revenues, approximately $1.7 million related to core commissions and fees from acquisitions that had no comparable revenues in the same period of

2003. The remaining increase is primarily due to net new business growth in core commissions and fees of $1.9 million. Income before income taxes for the six months ended June 30, 2004 decreased 7.3% or $0.6 million, to $7.2 million from the same period in 2003, which is primarily due to the decrease in contingent commissions received in 2004 compared with the corresponding period of 2003.

Services

The Services Division provides insurance-related services, including third-party administration, consulting for the workers’ compensation and employee benefit self-insurance markets and managed healthcare services. Unlike our other segments, the majority of the Services Division’s revenues are fees, which are not significantly affected by fluctuations in general insurance premiums. The table below presents the Services Division’s total revenues, expenses and income before income taxes during the three and six months ended June 30, 2004 and 2003.

	For the three months ended June 30,			For the six months ended June 30,
	2004	2003	% Change	2004	2003	% Change
Total revenues	$7,833	$7,115	10.1%	$14,297	$14,184	0.8%
Total expenses	5,630	5,905	(4.7)%	10,858	11,874	(8.6)%

Income before income taxes	$2,203	$1,210	82.1%	$3,439	$2,310	48.9%

The Service Division’s total revenues for the three months ended June 30, 2004 increased 10.1%, or $0.7 million, to $7.8 million from the same period in 2003. On June 30, 2004, we sold our medical services operation in Louisiana, resulting in a $1.0 million gain. The Louisiana medical services operation had estimated annual revenues of approximately $3.2 million and therefore future quarterly revenues for the Services Division will be less without this operation. Income before income taxes for the three months ended June 30, 2004 increased 82.1%, or $1.0 million, to $2.2 million from the same period in 2003, primarily as a result of the gain on the sale of the medical services operation in Louisiana.

The Service Division’s total revenues for the six months ended June 30, 2004 increased 0.8%, or $0.1 million, to $14.3 million from the same period in 2003. Income before income taxes for the six months ended June 30, 2004 increased 48.9%, or $1.1 million, to $3.4 million from the same period in 2003. This increase was primarily due to the gain on the sale of the medical services operation in Louisiana.

Liquidity and Capital Resources

Our cash and cash equivalents at June 30, 2004 totaled $36.4 million, a decrease of $20.5 million from the $56.9 million balance at December 31, 2003. For the six-month period ended June 30, 2004, $92.4 million of cash was provided from operating activities and $50.0 million was borrowed from our revolving credit facility. Also during this period, $143.6 million was used to acquire other agencies and books of business (customer accounts), $4.5 million was used for additions to fixed assets, $8.9 million was used for payments on long-term debt, and $9.6 million was used for payment of dividends.

As of June 30, 2004, our contractual cash obligations were as follows (in thousands):

		Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$102,741	$68,449	$27,254	$6,746	$292
Capital lease obligations	27	6	15	6	—
Other long term liabilities	9,063	6,006	1,153	651	1,253
Operating leases	70,968	17,355	25,609	15,757	12,247
Maximum future acquisition contingent payments	100,202	38,237	61,094	871	—

Total contractual cash obligations	$283,001	$130,053	$115,125	$24,031	$13,792

In January 2001, we entered into a $90 million unsecured seven-year term loan agreement with a national banking institution, bearing an interest rate based upon the 30-, 60- or 90-day London Interbank Offering Rate (LIBOR) plus 0.50% to 1.00%, depending upon our quarterly ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The 90-day LIBOR was 1.59% as of June 30, 2004. The loan was fully funded on January 3, 2001 and as of June 30, 2004 had an outstanding balance of $45.0 million. This loan is to be repaid in equal quarterly installments of $3.2 million through December 2007.

To hedge the risk of increasing interest rates from January 2, 2002 through the remaining six years of its seven-year $90 million term loan, we entered into an interest rate swap agreement that effectively converted the floating LIBOR-based interest payments to fixed interest payments at an annual rate of 4.53%. This agreement did not impact or change the required 0.50% to 1.00% credit risk spread portion of the term loan. In accordance with SFAS No. 133, as amended, we recorded a liability as of June 30, 2004 for the fair value of the interest rate swap at June 30, 2004 of approximately $670,000, net of taxes of approximately $419,000. We have designated and assessed the derivative as a highly effective cash flow hedge, and accordingly, the effect is reflected in other comprehensive income.

In September 2003, we established an unsecured revolving credit facility with a national banking institution that provided for available borrowings of up to $75 million, with a maturity date of October 2008, bearing an interest rate based upon the 30-, 60- or 90-day LIBOR plus 0.625% to 1.625%, depending upon our quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization and non-cash stock grant compensation. A commitment fee of 0.175% to 0.375% per annum is assessed on the unused balance. As of June 30, 2004, there was an outstanding balance of $50.0 million.

We (including our subsidiaries) have never incurred off-balance sheet obligations through the use of, or investment in, off-balance sheet derivative financial instruments or structured finance or special purpose entities organized as corporations, partnerships or limited liability companies, or trusts.

We believe that our existing cash, cash equivalents, short-term investments portfolio, funds generated from operations, and available credit facility borrowings are sufficient to satisfy our normal short-term financial needs. However, to continue to fund potential future acquisitions, we have agreed to borrow $200 million by issuing senior unsecured notes (the “Notes”) with maturities ranging from seven to ten years through a private debt offering. The $200 million is divided into two series: Series A, for $100 million due in 2011 and bearing interest at 5.57% per year; and Series B, for $100 million due in 2014 and bearing interest at 6.08% per year. The closing of the Series B Notes occurred on July 15, 2004. The closing of the Series A Notes is expected to occur on September 15, 2004.

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

As previously disclosed in our public filings, we have contingent commission agreements with certain insurance underwriters. Contingent commissions are revenue-sharing commissions paid by insurance underwriters based primarily on the overall profitability of the aggregate business written with that underwriter, and/or additional factors such as retention ratios and overall volume of business that we place with the underwriter. To a lesser extent, we have some override commission agreements, which allow for commissions to be paid by insurance underwriters in excess of the standard commission rate in specific lines of business, such as group health business. While it is not possible to predict the outcome of these inquires, any decrease in these contingent commissions and override commissions may have a negative effect on our results of operations.

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

Our invested assets are held as cash and cash equivalents, restricted cash, available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit. These investments are subject to interest rate risk and equity price risk. The fair values of our cash and cash equivalents, restricted cash, and certificates of deposit at June 30, 2004 and December 31, 2003 approximated their respective carrying values due to their short-term duration and therefore such market risk is not considered to be material.

We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date. However, we have no current intention to add to or dispose of any of the 559,970 common stock shares of Rock-Tenn Company, a publicly-held New York Stock Exchange-listed company, which we have owned for over 10 years. The investment in Rock-Tenn Company accounted for 88% and 86% of the total value of available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit as of June 30, 2004 and December 31, 2003, respectively. Rock-Tenn Company’s closing stock price at June 30, 2004 and December 31, 2003 was $16.95 and $17.26, respectively. Our exposure to equity price risk is primarily related to the Rock-Tenn Company investment. As of June 30, 2004, the value of the Rock-Tenn Company investment was $9,491,000.

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

At June 30, 2004, the interest rate swap agreement was as follows (in thousands, except percentages):

	Contractual/ Notional Amount	Fair Value	Weighted Average Pay Rates	Weighted Average Received Rates
Interest rate swap agreement	$45,000	$(1,089)	4.53%	1.11%

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Although we believe that our pre-existing Disclosure Controls, including our internal controls, were adequate to enable us to comply with our disclosure obligations, as a result of such Evaluation, we implemented minor changes, primarily to formalize, document and update the procedures already in place. Based on the Evaluation, our CEO and CFO concluded that, subject to the limitations noted herein, our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic SEC reports.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, those controls.

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

CEO and CFO Certifications

Exhibits 31.1 and 31.2 are the Certifications of the CEO and the CFO, respectively. The Certifications are required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This Item 4, of this report, which you are currently reading, is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Shareholders was held on April 22, 2004. At the meeting, one matter was submitted to a vote of security holders.

1. The election of nine directors

The number of votes cast for, withheld or abstaining with respect to the election of each of the directors is set forth below:

	For	Abstain/ Withheld
J. Hyatt Brown	63,096,879	395,776
Samuel P. Bell, III	62,864,261	628,394
Hugh M. Brown	63,215,494	277,161
Bradley Currey, Jr.	62,868,623	624,032
Jim W. Henderson	63,068,290	424,375
Theodore J. Hoepner	63,090,213	402,442
David H. Hughes	62,869,570	623,085
John R. Riedman	62,726,213	766,442
Jan E. Smith	62,870,115	622,540

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

Exhibit 3.1	Articles of Amendment to Articles of Incorporation (adopted April 24, 2003) (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 2003), and Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 1999).

Exhibit 3.2	Bylaws (incorporated by reference to Exhibit 3b to Form 10-K for the year ended December 31, 2002).

Exhibit 4.1	Note Purchase Agreement, dated as of July 15, 2004, among the Company and the listed Purchasers of the 5.57% Series A Senior Notes due September 15, 2011 and 6.08% Series B Senior Notes due July 15, 2014.

Exhibit 4.2	First Amendment to Amended and Restated Revolving and Term Loan Agreement dated and effective July 15, 2004, by and between Brown & Brown, Inc. and SunTrust Bank.

Exhibit 4.3	Second Amendment to Revolving Loan Agreement dated and effective July 15, 2004, by and between Brown & Brown, Inc. and SunTrust Bank.

Exhibit 4.4	Rights Agreement, dated as of July 30, 1999, between the Company and First Union National Bank, as Rights Agent (incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 2, 1999).

Exhibit 31.1	Section 302 Certification by the Chief Executive Officer of the Company.

Exhibit 31.2	Section 302 Certification by the Chief Financial Officer of the Company.

Exhibit 32.1	Section 1350 Certification by the Chief Executive Officer of the Company.

Exhibit 32.2	Section 1350 Certification by the Chief Financial Officer of the Company.

(b)	REPORTS ON FORM 8-K

The Company filed a current report on Form 8-K on April 14, 2004. This current report reported Item 12, which announced that the Company issued a press release on April 14, 2004, relating to the Company’s earnings for the first quarter of fiscal year 2004.

The Company filed a current report on Form 8-K on April 23, 2004. This current report reported (a) Item 5, which announced that the Company issued a press release on April 23, 2004, relating to the Company’s acquisition of Proctor Homer Warren, Inc. d/b/a Proctor Financial Insurance, and (b) Item 7, (the “Press Release”) which attached the Press Release as Exhibit 99 thereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN & BROWN, INC.

/S/ CORY T. WALKER
Date: August 9, 2004	Cory T. Walker
Sr. Vice President, Chief Financial Officer and Treasurer
(duly authorized officer, principal financial officer and principal accounting officer)