Form 10-Q
period 2004-09-30
BROWN & BROWN INC
filed 2004-11-09
CIK 79282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

The number of shares of the Registrant’s common stock, $.10 par value, outstanding as of November 9, 2004 was 69,150,545.

BROWN & BROWN, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
REVENUES
Commissions and fees	$158,852	$132,146	$479,915	$413,656
Investment income	586	309	1,607	1,084
Other income, net	943	1,090	2,366	1,399

Total revenues	160,381	133,545	483,888	416,139

EXPENSES
Employee compensation and benefits	79,449	66,882	232,000	201,215
Non-cash stock grant compensation	374	375	1,885	1,824
Other operating expenses	22,042	17,479	63,421	56,114
Amortization	5,777	4,209	16,077	12,963
Depreciation	2,238	2,116	6,661	6,062
Interest	2,245	858	3,699	2,811

Total expenses	112,125	91,919	323,743	280,989

Income before income taxes	48,256	41,626	160,145	135,150

Income taxes	18,170	15,575	61,558	50,629

NET INCOME	$30,086	$26,051	$98,587	$84,521

Net income per share:
Basic	$0.44	$0.38	$1.43	$1.24

Diluted	$0.43	$0.38	$1.42	$1.23

Weighted average number of shares outstanding:
Basic	69,009	68,532	68,828	68,327

Diluted	69,588	68,995	69,361	68,944

Dividends declared per share	$0.07	$0.0575	$0.21	$0.1725

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except per share data)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$180,215	$56,926
Restricted cash	147,672	116,543
Short-term investments	277	382
Premiums, commissions and fees receivable	169,403	146,672
Other current assets	22,903	22,943

Total current assets	520,470	343,466

Fixed assets, net	33,402	32,396
Goodwill	320,617	237,753
Amortizable intangible assets, net	331,937	232,934
Investments	9,647	10,845
Other assets	9,718	8,460

Total assets	$1,225,791	$865,854

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Premiums payable to insurance companies	$248,127	$199,628
Premium deposits and credits due customers	27,675	22,223
Accounts payable	19,568	11,282
Accrued expenses	51,601	49,691
Current portion of long-term debt	16,451	18,692

Total current liabilities	363,422	301,516

Long-term debt	230,823	41,107

Deferred income taxes, net	23,884	15,018

Other liabilities	9,147	10,178

Shareholders’ equity:
Common stock, par value $.10 per share; authorized 280,000 shares; issued and outstanding, 69,151 shares at 2004 and 68,561 at 2003	6,915	6,856
Additional paid-in capital	186,377	170,130
Retained earnings	400,939	316,822
Accumulated other comprehensive income	4,284	4,227

Total shareholders’ equity	598,515	498,035

Total liabilities and shareholders’ equity	$1,225,791	$865,854

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	For the nine months ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$98,587	$84,521
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	16,077	12,963
Depreciation	6,661	6,062
Non-cash stock grant compensation	1,885	1,824
Deferred income tax provision	8,117	3,595
Income tax benefit from exercise of stock options	199	3,530
Net gains on sales of investments, fixed assets and customer accounts	(2,513)	(1,125)
Changes in operating assets and liabilities, net of effect from insurance agency acquisitions and disposals:
Restricted cash, (increase)	(31,129)	(23,361)
Premiums, commissions and fees receivable, (increase)	(23,080)	(1,421)
Other assets, decrease	4,177	2,080
Premiums payable to insurance companies, increase	47,186	23,120
Premium deposits and credits due customers, increase	5,399	569
Accounts payable, increase (decrease)	7,167	(4,221)
Accrued expenses, increase	1,290	10,347
Other liabilities, (decrease) increase	(5)	482

NET CASH PROVIDED BY OPERATING ACTIVITIES	140,018	118,965

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(7,335)	(6,570)
Payments for businesses acquired, net of cash acquired	(192,379)	(89,172)
Proceeds from sales of fixed assets and customer accounts	3,064	4,057
Purchases of investments	—	(7)
Proceeds from sales of investments	834	—

NET CASH USED IN INVESTING ACTIVITIES	(195,816)	(91,692)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Senior Notes	200,000	—
Borrowings on revolving credit facility	50,000	—
Payments on revolving credit facility	(50,000)	—
Payments on long-term debt	(14,421)	(16,493)
Issuance of common stock for employee stock benefit plans	7,978	6,935
Purchase of common stock for employee stock benefit plans	—	(2,334)
Cash dividends paid	(14,470)	(11,798)
Cash distribution to minority interest shareholders	—	(2,890)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	179,087	(26,580)

Net increase in cash and cash equivalents	123,289	693
Cash and cash equivalent at beginning of period	56,926	68,050

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$180,215	$68,743

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Basis of Financial Reporting

The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“United States”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited, condensed, consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Net income, as reported	$30,086	$26,051	$98,587	$84,521

Total stock-based employee compensation cost included in the determination of net income, net of related income tax effects	234	233	1,163	1,133

Total stock-based employee compensation cost determined under fair value method for all awards, net of related income tax effects	(606)	(1,729)	(2,262)	(3,019)

Net income, pro forma	$29,714	$24,555	$97,488	$82,635

Earnings per share:
Basic, as reported	$0.44	$0.38	$1.43	$1.24

Basic, pro forma	$0.43	$0.36	$1.42	$1.21

Diluted, as reported	$0.43	$0.38	$1.42	$1.23

Diluted, pro forma	$0.43	$0.36	$1.41	$1.20

Note 3 - Basic and Diluted Net Income Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share (in thousands, except per-share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Net income	$30,086	$26,051	$98,587	$84,521

Weighted average number of shares outstanding	69,009	68,532	68,828	68,327

Dilutive effect of stock options using the treasury stock method	579	463	533	617

Weighted average number of shares outstanding	69,588	68,995	69,361	68,944

Net income per share:
Basic	$0.44	$0.38	$1.43	$1.24

Diluted	$0.43	$0.38	$1.42	$1.23

Note 4 – Acquisitions

On September 1, 2004, the Company acquired certain insurance related assets of International E&S Brokers, Inc. and CWC Managing Insurance Services, Inc. (collectively, “International E&S”). The purchase price for this acquisition was approximately $18.0 million in cash payments. Additionally, the purchase price may be increased by “earn-out” contingent payments of up to $12.0 million based upon the net operating profits earned by International E&S over a three-year period, of which $3.0 million was paid as a cash advance. This acquisition expanded the Company’s California brokerage insurance operations.

On July 1, 2004, the Company acquired certain insurance related assets of The McDuffee Insurance Agency, Inc. (“McDuffee”). The purchase price for this acquisition was approximately $19.0 million in cash payments. This agency is a provider of a broad range of property and casualty insurance products and services. This acquisition allowed the Company to enter the New Hampshire and Massachusetts retail insurance markets.

Additionally, during the third quarter of 2004, the Company acquired certain assets and liabilities of three other general insurance agencies, the outstanding stock of one general insurance agency and several books of business (customer accounts). The aggregate purchase price for these acquisitions was approximately $9.2 million, including $8.6 million of net cash payments and the assumption of $0.6 million of liabilities. Additionally, $3.2 million was paid during the quarter on the “earn-out” purchase price agreements of prior acquisitions, all of which was paid in cash.

On May 1, 2004, the Company acquired the outstanding stock of Proctor Homer Warren, Inc., d/b/a Proctor Financial Insurance (“Proctor”). The purchase price for this acquisition was approximately $33.9 million, including $31.1 million of net cash payments and the assumption of $2.8 million of liabilities. Additionally, the purchase price may be increased by “earn-out” contingent payments of up to $12.4 million based upon the net operating profits earned by Proctor over a three-year period. This agency provides lender-placed insurance and other specialty insurance products primarily to financial institutions. This acquisition allowed the Company to expand into this new market niche.

Additionally, during the second quarter of 2004, the Company acquired certain assets and liabilities of seven other general insurance agencies, the outstanding stock of one general insurance agency and several books of business (customer accounts). The aggregate purchase price for these acquisitions was approximately $17.8 million, including $14.5 million of net cash payments, the issuance of notes payable of $0.7 million and the assumption of $2.6 million of liabilities. Additionally, $0.7 million was paid during the quarter on the “earn-out” purchase price agreements of prior acquisitions, which included $1.7 million of cash payments, the issuance of $0.2 million in notes payable, the forgiveness of a note payable obligation of $1.3 million and the assumption of $0.1 million of liabilities.

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

Additionally, during the first quarter of 2004, the Company acquired certain assets and liabilities of nine other general insurance agencies and several books of business (customer accounts). The aggregate purchase price for these acquisitions was approximately $26.4 million, including $25.8 million of cash payments, the issuance of notes payable of $0.6 million and the assumption of $0.1 million of liabilities. Additionally, $9.1 million was paid during the quarter on the “earn-out” purchase price agreements of prior acquisitions, which included $2.9 million of cash payments and the issuance of 200,000 shares of the Company’s stock with an approximate fair market value of $6.2 million.

The “earn-out” contingent payments represent the maximum amount of additional consideration that could be paid pursuant to the purchase agreements related to these acquisitions. These contingent obligations are primarily based upon future net operating profits earned by the Company from the acquired entities or assets, and were not included in the purchase price that was recorded for these acquisitions at their respective dates. Future payments made under these agreements, if any, will be recorded as upward adjustments to goodwill when the contingencies are settled. Assuming each acquisition maximizes their total potential earn-out, the aggregated amount of unrecorded contingent payables outstanding as of September 30, 2004 for all consummated acquisitions would be $112.2 million.

The following table summarizes the preliminary allocation of the aggregate purchase price to the fair values of the assets and liabilities acquired, including “earn-out” adjustments on prior acquisitions (in thousands):

	Doyle	Waldor	Statfeld	Proctor	McDuffee	Int’l. E&S	Other	Total
Current assets	$—	$—	$—	$786	$—	$—	$282	$1,068
Fixed assets	100	50	50	200	100	25	421	946
Purchased customer accounts	6,385	16,623	16,175	24,499	10,327	13,600	29,709	117,318
Noncomplete agreements	151	31	11	—	10	92	387	682
Goodwill	4,071	13,708	10,383	8,413	8,583	4,283	35,693	85,134

Total assets acquired	10,707	30,412	26,619	33,898	19,020	18,000	66,492	205,148

Current liabilities	—	—	—	(2,838)	—	—	(2,721)	(5,559)
Deferred income tax	—	—	—	—	—	—	(658)	(658)

Total liabilities assumed	—	—	—	(2,838)	—	—	(3,379)	(6,217)

Net assets acquired	$10,707	$30,412	$26,619	$31,060	$19,020	$18,000	$63,113	$198,931

The results of operations for the acquisitions completed during 2004 have been combined with those of the Company since their respective acquisition dates. If the acquisitions had occurred as of January 1, 2003, the Company’s results of operations would be as shown in the following table (in thousands, except per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Total revenues	$162,700	$157,827	$514,856	$488,029

Income before income taxes	48,845	49,218	169,948	157,898

Net income	30,453	30,802	104,622	98,743

Net income per share:
Basic	$0.44	$0.45	$1.52	$1.45

Diluted	$0.44	$0.45	$1.51	$1.43

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

The changes in goodwill, by business segment, for the nine months ended September 30, 2004 are as follows (in thousands):

	Retail	National Programs	Brokerage	Services	Total
Balance as of December 31, 2003	$168,135	$60,695	$8,867	$56	$237,753

Goodwill acquired	70,812	9,868	4,454	—	85,134

Goodwill disposed of relating to sale of businesses	(2,270)	—	—	—	(2,270)

Balance as of September 30, 2004	$236,677	$70,563	$13,321	$56	$320,617

Amortizable intangible assets as of September 30, 2004 and December 31, 2003 consisted of the following (in thousands):

	September 30, 2004				December 31, 2003
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (Yrs)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (Yrs)
Purchased Customer Accounts	$414,682	$(91,084)	$323,598	18.9	$300,236	$(77,408)	$222,828	18.4

Noncompete Agreements	32,917	(24,578)	8,339	7.6	32,283	(22,177)	10,106	7.7

Total	$447,599	$(115,662)	$331,937		$332,519	$(99,585)	$232,934

Amortization expense for amortizable intangible assets for the years ended December 31, 2004, 2005, 2006, 2007 and 2008 are estimated to be $22.0 million, $23.3 million, $22.0 million, $21.5 million and $20.7 million, respectively.

Note 6 - Long-Term Debt

In July 2004, the Company completed a private placement of $200 million of unsecured senior notes (the “Notes”). The $200 million is divided into two series: Series A, for $100 million due in 2011 and bearing interest at 5.57% per year; and Series B, for $100 million due in 2014 and bearing interest at 6.08% per year. The closing on the Series B Notes occurred on July 15, 2004. The closing on the Series A Notes occurred on September 15, 2004. The Company anticipates using the proceeds from the sales of the Notes for general corporate purposes, including repayment of existing debt and acquisitions. As of September 30, 2004 there was an outstanding balance of $200.0 million.

In September 2003, the Company established an unsecured revolving credit facility with a national banking institution that provided for available borrowings of up to $75 million, with a maturity date of October 2008, bearing an interest rate based upon the 30-, 60- or 90-day LIBOR plus 0.625% to 1.625%, depending upon the Company’s quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization and non-cash stock grant compensation. A commitment fee of 0.175% to 0.375% per annum is assessed on the unused balance. As of September 30, 2004, there were no borrowings against this facility.

In January 2001, the Company entered into a $90.0 million unsecured seven-year term loan agreement with a national banking institution, bearing an interest rate based upon the 30-, 60- or 90-day London Interbank Offering Rate (LIBOR) plus 0.50% to 1.00%, depending upon the Company’s quarterly ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The 90-day LIBOR was 1.98% as of September 30, 2004. The loan was fully funded on January 3, 2001 and as of September 30, 2004 had an outstanding balance of $41.8 million. This loan is to be repaid in equal quarterly installments of $3.2 million through December 2007.

To hedge the risk of increasing interest rates from January 2, 2002 through the remaining six years of its seven-year $90.0 million term loan, the Company entered into an interest rate swap agreement that effectively converted the floating LIBOR-based interest payments to fixed interest rate payments at 4.53%. This agreement did not affect the required 0.50% to 1.00% credit risk spread portion of the term loan. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, the Company recorded a liability as of September 30, 2004 for the fair value of the interest rate swap of approximately $702,000, net of income taxes of approximately $440,000, with the related change in fair value reflected as other comprehensive income. As of December 31, 2003, the Company recorded a liability for the fair value of the interest rate swap of approximately $1,344,000, net of income taxes of approximately $824,000. The Company has designated and assessed the derivative as a highly effective cash flow hedge, and accordingly, the effect is reflected in other comprehensive income.

All of these credit agreements require the Company to maintain certain financial ratios and comply with certain other covenants. The Company was in compliance with all such covenants as of September 30, 2004.

Acquisition and other notes payable as of September 30, 2004 were $5.5 million, which primarily represents debt incurred to former owners of certain agencies or customer accounts acquired by the Company. These notes are payable in monthly, quarterly or annual installments through February 2014, including interest ranging from 1.34% to 9.00%.

Note 7 - Legal and Regulatory Proceedings

On or about October 29, 2004, Brown & Brown, Inc. was served with a First Amended Complaint (the “Complaint”) in a putative class action lawsuit pending in the United States District Court for the Southern District of New York, styled OptiCare Health Systems, Inc. v. Marsh & McLennan Companies, et al., Civil Action No. 04 CV 06954 (DC). The Complaint added Brown & Brown, Inc., as well as six other insurance intermediaries and four commercial insurance carriers and their affiliates, as defendants in a case initially filed against three of the largest U.S. insurance intermediaries (Marsh & McLennan, AON and Willis Group). The Complaint refers to an action that was filed against Marsh & McLennan by the New York State Attorney General on October 14, 2004, and alleges various improprieties and unlawful acts by the various defendants in the pricing and placement of insurance, including alleged manipulation of the market for insurance by, among other things, rigging bids and “steering” clients to particular insurers based on considerations other than the customers’ interests; alleged entry into unlawful tying arrangements pursuant to which the placement of primary insurance contracts was conditioned upon commitments to place reinsurance through a particular broker; and alleged failure to disclose contingent commission and other allegedly improper compensation and fee arrangements. The Complaint includes Brown & Brown, Inc. in a group together with the other defendant insurance intermediaries, and does not allege that any separate, specific act was only committed by Brown & Brown, Inc. The action asserts a number of causes of action, including violations of the federal antitrust laws, multiple state antitrust and unfair and deceptive practices statutes, and the federal racketeering (RICO) statute, as well as breach of fiduciary duty, misrepresentation, conspiracy, aiding and abetting, and unjust enrichment, and seeks injunctive and declaratory relief. The Complaint also contains a separate breach of contract claim directed only at the Marsh & McLennan affiliates. The plaintiff, allegedly a client of a Marsh & McLennan subsidiary, seeks to represent a putative class consisting of all persons who, between August 26, 1994 and the date a class is certified in the case, engaged the services of any of the insurance intermediary defendants or any of their subsidiaries or affiliates, and who entered into or renewed a contract of insurance with any of the insurance carrier defendants. The plaintiff seeks unspecified damages, including treble damages, as well as attorneys’ fees and costs. Brown & Brown, Inc. intends to vigorously defend itself against the Complaint.

On November 1, 2004, the Commissioner of the New Jersey Department of Banking and Insurance issued an order seeking information and documents related to compensation and fee arrangements from 46 parties associated with insurance intermediaries doing business in New Jersey, including two entities from which the Company purchased certain assets in March 2004. A response is due on December 1, 2004. On November 4, 2004, Brown & Brown, Inc. received a Demand to Produce Information from the North Carolina Department of Insurance regarding “bid rigging” by any person in the state of North Carolina, to which a response is due on December 8, 2004. On November 4, 2004, Florida’s Chief Financial Officer announced the establishment of a legal task force to investigate whether any of the activities outlined in the New York state Attorney General’s action against Marsh & McLennan are taking place among insurance intermediaries and insurance carriers in Florida. Also on November 5, 2004, Florida’s Attorney General announced that he had issued subpoenas to ten insurance intermediaries, including the Company, and anticipates issuing additional subpoenas to at least six insurance carriers, seeking documents and records to determine whether the business practices of those entities violate Florida law. As previously disclosed by the Company, in March of 2004 a New York subsidiary of Brown & Brown, Inc. received and responded to an initial inquiry letter and a follow-up letter the following month from the New York Insurance Department relating to “placement service agreements.” The Company has not been further contacted by the New York Insurance Department. Additional subpoenas or requests for information may be received from the governmental agencies referred to above and/or other such agencies.

As previously disclosed in the Company’s public filings, offices of Brown & Brown, Inc. and its subsidiaries have contingent commission agreements with certain insurance carriers, including agreements providing for potential payment of revenue-sharing commissions by insurance carriers based primarily on the overall profitability of the aggregate business written with that carrier, and/or additional factors such as retention ratios and overall volume of business that an office or offices place with the insurance carrier, and to a lesser extent, offices of the Company have some override commission agreements, which provide for commissions to be paid by insurance carriers in excess of the standard commission rate for specific lines of business, such as group health business.

The OptiCare Complaint was recently served and no response has yet been filed, and the governmental investigations referred to above were recently commenced. The Company cannot currently predict the impact or resolution of these matters or reasonably estimate a range of possible loss, which could be material, and the resolution of these matters may harm the Company’s business and/or lead to a decrease in or elimination of contingent commissions and override commissions, which could have a material adverse impact on the Company’s consolidated financial condition.

Other

Brown & Brown, Inc. is involved in numerous pending or threatened proceedings by or against Brown & Brown, Inc. or one or more of its subsidiaries that arise in the ordinary course of business. The damages that may be claimed in these various proceedings are substantial, including in many instances claims for punitive or extraordinary damages. Some of these claims and lawsuits have been resolved, others are in the process of being resolved, and others are still in the investigation or discovery phase. The Company will continue to respond appropriately to these claims and lawsuits, and to vigorously protect its interests.

Among the above-referenced claims, and as previously described in the Company’s Reports on Form 10-Q for the quarterly periods ending March 31, 2003 and certain subsequent quarters, there are several threatened and pending legal claims and lawsuits against Brown & Brown, Inc. and Brown & Brown Insurance Services of Texas, Inc. (“BBTX”), a subsidiary of Brown & Brown, Inc., arising out of BBTX’s involvement with the procurement and placement of workers’ compensation insurance coverage for entities including several professional employer organizations. On October 11, 2004, Brown & Brown, Inc. and BBTX were served with Plaintiffs’ Fourth Amended Petition in one such action, styled Great American Insurance Company, et al. v. The Contractor’s Advantage, Inc., et al., Cause No. 2002-33960, pending in the 189th Judicial District Court in Harris County, Texas. The Fourth Amended Petition alleges numerous causes of action, including fraud, civil conspiracy, federal Lanham Act and RICO violations, breach of fiduciary duty, breach of contract, negligence, and violations of the Texas Insurance Code against BBTX, Brown & Brown, Inc. and other defendants, and seeks recovery of punitive or extraordinary damages (such as treble damages) and attorneys’ fees. Although the ultimate outcome of the matters referenced in this section titled “Other” cannot be ascertained and liabilities in indeterminate amounts may be imposed on Brown & Brown, Inc. or its subsidiaries, on the basis of present information, availability of insurance coverages and legal advice received, it is the opinion of management that the disposition or ultimate determination of such claims will not have a material adverse effect on the Company’s consolidated financial position. However, as (i) one or more of the Company’s insurance carriers could take the position that portions of these claims are not covered by the Company’s insurance, (ii) to the extent that payments are made to resolve claims and lawsuits, applicable insurance policy limits are eroded, and (iii) the claims and lawsuits relating to these matters are continuing to develop, it is possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by unfavorable resolutions of these matters.

Note 8 - Supplemental Disclosures of Cash Flow Information

	For the nine months ended September 30
	2004	2003
Cash paid during the period for (in thousands):

Interest	$2,160	$2,737

Income taxes	$43,293	$51,575

The Company’s significant non-cash investing and financing activities are as follows (in thousands):

	For the nine months ended September 30,
	2004	2003
Net unrealized holding gain (loss) on available-for-sale securities, net of income tax benefit of $293 in 2004 and net of income tax effect of $246 in 2003	$(585)	$401

Net gain (loss) on cash-flow hedging derivative, net of income tax effect of $384 for 2004 and net of income tax effect of $209 for 2003	642	340

Notes payable and other liabilities issued or assumed for purchased customer accounts	1,867	2,954

Notes receivable on sale of fixed assets and customer accounts	5,025	1,297

Common stock issued for acquisitions	6,244	—

Note 9 - Comprehensive Income

The components of comprehensive income, net of related income tax effects, are as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Net income	$30,086	$26,051	$98,587	$84,521

Net unrealized holding gain (loss) on available-for-sale securities	(428)	(815)	(585)	401

Net gain (loss) on cash-flow hedging derivative	(32)	435	642	340

Comprehensive income	$29,626	$25,671	$98,644	$85,262

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

Summarized financial information concerning the Company’s reportable segments for the nine months ended September 30, 2004 and 2003 are shown in the following table. The “Other” column includes any income and expenses not allocated to reportable segments and corporate-related items, including the inter-company interest expense charge to the reporting segment (in thousands).

	Retail	National Programs	Brokerage	Service	Other	Total
2004
Total revenues	$354,565	$78,289	$29,483	$20,461	$1,090	$483,888

Investment income	550	80	—	—	977	1,607
Amortization	11,209	4,301	423	27	117	16,077
Depreciation	4,390	1,150	367	254	500	6,661
Interest expense	16,145	6,331	752	68	(19,597)	3,699
Income before income taxes	93,001	22,554	9,137	4,968	30,485	160,145

Total assets	835,290	347,767	122,872	12,868	(93,006)	1,225,791
Capital expenditures	4,382	1,594	465	616	278	7,335

	Retail	National Programs	Brokerage	Service	Other	Total
2003
Total revenues	$307,401	$61,207	$24,428	$22,207	$896	$416,139

Investment income	37	119	—	—	928	1,084
Amortization	9,329	3,272	216	28	118	12,963
Depreciation	4,313	847	234	338	330	6,062
Interest expense	13,407	4,959	563	123	(16,241)	2,811
Income before income taxes	79,756	20,242	9,372	4,295	21,485	135,150

Total assets	611,585	281,109	61,825	13,062	(113,555)	854,026
Capital expenditures	3,996	1,780	478	139	177	6,570

IT EM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

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

The Insurance Market

Premium rates are established by insurance underwriters based upon many factors, including reinsurance rates, none of which we control. Beginning in 1986 and continuing through 1999, commission revenues were adversely influenced by a consistent decline in premium rates resulting from intense competition among property and casualty underwriters for market share. Among other factors, this condition of a prevailing decline in premium rates, commonly referred to as a “soft market,” generally resulted in flat to reduced commissions on renewal business. The effect of this softness in rates was somewhat offset by our substantial merger and acquisition activity and net new business production. As a result of increasing loss ratios, (the comparison of incurred losses plus loss adjustment expenses against earned premium) of insurance underwriters through 1999, there was a general increase in premium rates commencing in the first quarter of 2000 and continuing into the first half of 2003. Starting in the second half of 2003, as underwriting companies began to experience improved loss ratios, they have again become more competitive on selected risks, resulting in a moderation of premium rate increases, and in some cases reductions in premium rates. Based on what the underwriters are saying and the results of our own renewal and new business activity, we anticipate that this market softening will continue through the balance of 2004 and into 2005 throughout most of the United States with the exception of Florida. The property rates in Florida should not soften as much as other parts of the United States due to the significant losses incurred by insurance carriers as a result of the four major hurricanes that struck Florida in August and September of 2004.

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

Results of Operations

The condensed consolidated financial information relating to the three and nine month periods ended September 30, 2004 is as follows:

	For the three months ended September 30,			For the nine months ended September 30,
	2004	2003	% Change	2004	2003	% Change
REVENUES
Commissions and fees	$158,852	$132,146	20.2%	$479,915	$413,656	16.0%
Investment income	586	309	89.6%	1,607	1,084	48.2%
Other income, net	943	1,090	(13.5)%	2,366	1,399	69.1%

Total revenues	160,381	133,545	20.1%	483,888	416,139	16.3%

EXPENSES
Employee compensation and benefits	79,449	66,882	18.8%	232,000	201,215	15.3%
Non-cash stock grant compensation	374	375	(0.3)%	1,885	1,824	3.3%
Other operating expenses	22,042	17,479	26.1%	63,421	56,114	13.0%
Amortization	5,777	4,209	37.3%	16,077	12,963	24.0%
Depreciation	2,238	2,116	5.8%	6,661	6,062	9.9%
Interest	2,245	858	161.7%	3,699	2,811	31.6%

Total expenses	112,125	91,919	22.0%	323,743	280,989	15.2%

Income before income taxes	48,256	41,626	15.9%	160,145	135,150	18.5%

Income taxes	18,170	15,575	16.7%	61,558	50,629	21.6%

NET INCOME	$30,086	$26,051	15.5%	$98,587	$84,521	16.6%

Net Income. Net income for the third quarter of 2004 was $30.1 million, or $0.43 per diluted share, compared with net income in the third quarter of 2003 of $26.1 million, or $0.38 per diluted share, a 13.2% increase on a per-share basis. Net income for the nine months ended September 30, 2004 was $98.6 million or $1.42 diluted share, compared with net income for the comparable period in 2003 of $84.5 million, or $1.23 per diluted share, a 15.4% increase on a per share basis.

Commissions & Fees. Commissions and fees for the third quarter of 2004 increased $26.7 million, or 20.2%, over the same period in 2003. Total core commissions and fees are our total commissions and fees, less (i) contingent commissions and (ii) divested business (commissions and fees generated from offices, books of business or niches sold or terminated). Of the increase in core commissions and fees revenue for the third quarter of 2004, approximately $28.1 million represents core commissions and fees from agencies acquired since the fourth quarter of 2003 and $3.9 million represents net new business production. Contingent commissions (revenue-sharing commissions paid by insurance underwriters based primarily on the overall profitability of the aggregate business written with that underwriter, and/or additional factors such as retention ratios and overall volume of business that we place with such insurance underwriters during the prior year) for the quarter decreased $0.2 million from the third quarter of 2003. Commissions and fees recorded in the third quarter of 2003 from divested business during 2004 was $5.1 million. Commissions and fees for the nine months ended September 30, 2004 increased $66.3 million, or 16.0%, over the same period in 2003. Approximately $63.0 million of this increase represents core commissions and fees from agencies acquired since the comparable period in 2003 and $14.6 million represents net new business production. For the nine months ended September 30, 2004, contingent commissions increased $0.7 million over the comparable period of 2003. Commisions and fees recorded in the nine months of 2003 from divested business during 2004 was $15.0 million, in addition to $2.9 million recorded in 2004 prior to being divested.

Contingent commissions in the insurance industry have recently come under scrutiny. Various governmental entities are reviewing issues surrounding them, and lawsuits seeking class action status have been filed against various insurance intermediaries and companies that relate in part to such practices. Some of the largest brokers in the world have announced that they will no longer accept contingent commissions, and certain insurance companies have said that they are going to discontinue paying contingent commissions or are reviewing the issue. We have not chosen to discontinue receiving contingent commissions. An elimination or significant decrease in the payment of contingent commissions to us could have a material adverse impact on our results of operations. See “Recent Industry Developments” below for additional information.

Investment Income. Investment income for the three months ended September 30, 2004 increased $0.3 million, or 89.6%, from the same period in 2003. This increase in investment income was primarily due to higher available investment cash balances due to the funding of our $200 million private debt placement (“Notes”). Investment income for the nine months ended September 30, 2004 increased $0.5 million, or 48.2%, over the same period in 2003. This increase is primarily related to the sale of investments in various equity securities and partnership interests as well as higher cash balances.

Other Income. Other income for the three months ended September 30, 2004 decreased $0.1 million, or 13.5%, over the same period in 2003. Other income for the nine months ended September 30, 2004, increased $1.0 million, or 69.1%, over the same period in 2003. Other income consists primarily of gains and losses from the sale and dispositions of assets.

Employee Compensation and Benefits. Employee compensation and benefits for the third quarter of 2004 increased $12.6 million, or 18.8%, over the same period in 2003. Employee compensation and benefits for the nine months ended September 30, 2004 increased $30.8 million, or 15.3%, over the same period in 2003. These increases are primarily related to the addition of new employees from acquisitions completed since October 1, 2003 and increased compensation that resulted from higher commissions and fees revenue. Employee compensation and benefits as a percentage of total revenue decreased to 49.5% for the third quarter of 2004, from 50.1% for the third quarter of 2003. For the nine months ended September 30, 2004, employee compensation and benefits as a percentage of total revenue decreased to 47.9%, from 48.4% for the same period in 2003. The improved ratio for the three and nine month periods was the result of the continued assimilation of the acquisitions completed in 2003 and 2004 into our standard compensation program.

Non-Cash Stock Grant Compensation. Non-cash stock grant compensation expense represents the expense required to be recorded under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, relating to our stock performance plan. The annual cost of this stock performance plan increases only when granted shares become “awarded”, which occurs when our average stock price over a 20 trading-day period increases by increments of 20% or more over the price at the time of the original grant. Non-cash stock grant compensation expense for the three-month and nine-month periods of 2004 were flat. Even though there were more shares awarded during 2004, the increased costs were offset by forfeitures of certain previously awarded shares.

Other Operating Expenses. Other operating expenses for the third quarter of 2004 increased $4.6 million, or 26.1%, over the same period in 2003. For the nine months ended September 30, 2004, other operating expenses increased $7.3 million, or 13.0%, over the same period in 2003. This was primarily the result of acquisitions completed since the fourth quarter of 2003 that had no comparable results in the same period of 2003. Other operating expenses as a percentage of revenues for the third quarter of 2004 increased to 13.7%, over 13.1% for the same period of 2003. For the nine months ended September 30, 2004, other operating expenses as a percentage of revenue decreased to 13.1%, from 13.5% for the same period in 2003. During the third quarter of 2004, there were general increases in travel and entertainment expenses, insurance costs and professional fees. For the nine-month period of 2004, those costs were also higher than those in the corresponding period of 2003, however, they were offset by improvements in most other cost categories.

Amortization. Amortization expense for the third quarter of 2004 increased $1.6 million, or 37.3%, over the third quarter of 2003. For the nine months ended September 30, 2004, amortization expense increased $3.1 million, or 24.0%, over the same period in 2003. These increases are primarily due to acquisitions completed since October 1, 2003.

Depreciation. Depreciation expense for the third quarter of 2004 increased $0.1 million, or 5.8%, over the third quarter of 2003. For the nine months ended September 30, 2004, depreciation expense increased $0.6 million, or 9.9%, over the same period in 2003. These increases are due to capital expenditures and fixed assets acquired in agency acquisitions completed since October 1, 2003.

Interest Expense. Interest expense for the third quarter of 2004 increased $1.4 million, or 161.7%, over the same period in 2003. For the nine months ended September 30, 2004, interest expense increased $0.9 million, or 31.6%, over the same period in 2003. These increases are the result of additional interest expense relating to the funding of the $200.0 million of Notes in July and September of 2004.

Segment Information

As discussed in Note 10 of the Notes to Condensed Consolidated Financial Statements, we operate in four reportable segments: the Retail, National Programs, Brokerage and Services Division.

Retail

The Retail Division is our insurance agency business, which provides a broad range of insurance products and services directly to commercial, governmental, professional and individual clients. The table below presents the Retail Division’s total revenues, expenses and income before income taxes during the three and nine months ended September 30, 2004 and 2003.

	For the three months ended September 30,			For the nine months ended September 30,
	2004	2003	% Change	2004	2003	% Change
Total revenues	$113,587	$97,488	16.5%	$354,565	$307,401	15.3%
Total expenses	88,358	75,087	17.7%	261,564	227,645	14.9%

Income before income taxes	$25,229	$22,401	12.6%	$93,001	$79,756	16.6%

The Retail Division’s total revenues during the three months ended September 30, 2004 increased 16.5%, or $16.1 million, to $113.6 million. Contingent commissions for the quarter decreased $0.5 million from the third quarter of 2003. Of the increase in revenues, approximately $17.9 million related to the core commissions and fees from acquisitions that had no comparable revenues in the same period of 2003. Commissions and fees recorded in the third quarter of 2003 from divested business during 2004 was $2.4 million. The remaining increase is primarily due to net new business growth in core commissions and fees. Income before income taxes for the three months ended September 30, 2004 increased 12.6%, or $2.8 million, to $25.2 million. This increase is primarily due to the earnings from acquisitions and net new business.

The Retail Division’s total revenues during the nine months ended September 30, 2004 increased 15.3%, or $47.2 million, to $354.6 million, over the same period in 2003. Contingent commissions for the first nine months of the year increased $2.0 million, over the comparable period of 2003. Of the increase in revenues, approximately $43.0 million related to the core commissions and fees from acquisitions that had no comparable revenues in the same period of 2003. Commission and fees recorded in the nine months of 2003 from divested business during 2004 was $5.0 million, in addition to $1.4 million recorded in 2004 prior to being divested. The remaining increase is primarily due to net new business growth in core commissions and fees. Income before income taxes for the nine months ended September 30, 2004 increased 16.6%, or $13.2 million, to $93.0 million over the same period in 2003. This increase is primarily due to earnings from acquisitions, net new business, and an increase in contingent commissions.

National Programs

The National Programs Division is comprised of two units: Professional Programs, which provides professional liability and related package products for certain professionals delivered through nationwide networks of independent agents; and Special Programs, which markets targeted products and services designated for specific industries, trade groups, governmental entities and market niches. The table below presents the National Programs Division’s total revenues, expenses and income before income taxes during the three and nine months ended September 30, 2004 and 2003.

	For the three months ended September 30,			For the nine months ended September 30,
	2004	2003	% Change	2004	2003	% Change
Total revenues	$30,933	$21,137	46.3%	$78,289	$61,207	27.9%
Total expenses	21,062	14,394	46.3%	55,735	40,965	36.1%

Income before income taxes	$9,871	$6,743	46.4%	$22,554	$20,242	11.4%

Total revenues for National Programs for the three months ended September 30, 2004 increased 46.3%, or $9.8 million, to $30.9 million. This increase consists of $8.2 million in core commissions and fees from acquisitions that had no comparable revenues in the same period of 2003. The remaining increase is primarily due to net new business growth. Income before income taxes for the three months ended September 30, 2004 increased 46.4%, or $3.1 million, to $9.9 million, over the same period in 2003, which is primarily due to net new business growth and earnings from acquisitions completed since the fourth quarter of 2003.

Total revenues for National Programs for the nine months ended September 30, 2004 increased 27.9%, or $17.1 million, to $78.3 million, over the same period in 2003. This increase consists of $16.3 million in core commissions and fees from acquisitions that had no comparable revenues in the same period of 2003. The remaining increase is primarily due to net new business growth, offset by a $0.3 million decrease in contingent commissions. Income before income taxes for the nine months ended September 30, 2004 increased 11.4%, or $2.3 million, to $22.6 million, which is primarily due to earnings from acquisitions and net new business.

Brokerage

The Brokerage Division markets and sells excess and surplus commercial insurance and reinsurance, primarily through independent agents and brokers. The table below presents the Brokerage Division’s total revenues, expenses and income before income taxes during the three and nine months ended September 30, 2004 and 2003.

	For the three months ended September 30,			For the nine months ended September 30,
	2004	2003	% Change	2004	2003	% Change
Total revenues	$9,007	$6,582	36.8%	$29,483	$24,428	20.7%
Total expenses	7,113	5,025	41.6%	20,346	15,056	35.1%

Income before income taxes	$1,894	$1,557	21.6%	$9,137	$9,372	(2.5)%

The Brokerage Division’s total revenues for the three months ended September 30, 2004 increased 36.8%, or $2.4 million, to $9.0 million over the same period in 2003. Of the increase in revenues, approximately $2.0 million related to core commissions and fees from acquisitions that had no comparable revenues in the same period of 2003. The remaining increase is primarily due to net new business growth in core commissions and fees. Income before income taxes for the three months ended September 30, 2004 increased 21.6%, or $0.3 million, to $1.9 million from the same period in 2003, primarily due to acquisitions and net new business.

The Brokerage Division’s total revenues for the nine months ended September 30, 2004 increased 20.7%, or $5.1 million, to $29.5 million over the same period in 2003. Contingent commissions for the first nine months of 2004 decreased $0.9 million from the same period of 2003. Of the increase in revenues, approximately $3.7 million related to core commissions and fees from acquisitions that had no comparable revenues in the same period of 2003. The remaining increase is primarily due to net new business growth in core commissions and fees of $2.3 million. Income before income taxes for the nine months ended September 30, 2004 decreased 2.5% or $0.2 million, to $9.1 million from the same period in 2003, which is primarily due to the decrease in contingent commissions.

Services

The Services Division provides insurance-related services, including third-party administration, consulting for the workers’ compensation and employee benefit self-insurance markets and managed healthcare services. Unlike our other segments, the majority of the Services Division’s revenues are fees, which are not significantly affected by fluctuations in general insurance premiums. The table below presents the Services Division’s total revenues, expenses and income before income taxes during the three and nine months ended September 30, 2004 and 2003.

	For the three month ended September 30,			For the nine months ended September 30,
	2004	2003	% Change	2004	2003	% Change
Total revenues	$6,164	$8,023	(23.2)%	$20,461	$22,207	(7.9)%
Total expenses	4,635	6,038	(23.2)%	15,493	17,912	(13.5)%

Income before income taxes	$1,529	$1,985	(23.0)%	$4,968	$4,295	15.7%

The Service Division’s total revenues for the three months ended September 30, 2004 decreased 23.2%, or $1.9 million, to $6.2 million from the same period in 2003. On June 30, 2004, we sold our medical services operation in Louisiana and had previously sold our medical services operation in Florida on September 30, 2003. These medical services operations had estimated annual revenues of approximately $8.2 million and the sales of these operations resulted in lower quarterly revenues for this Division. Core commissions and fees, which excludes the prior period revenues from these divestitures, reflect an internal growth rate of 21.9% for the third quarter of 2004. Income before income taxes for the three months ended September 30, 2004 decreased 23.0%, or $0.5 million, to $1.5 million from the same period in 2003, primarily as a result of the sale of the medical services operation in Louisiana.

The Service Division’s total revenues for the nine months ended September 30, 2004 decreased 7.9%, or $1.7 million, to $20.5 million from the same period in 2003. The reduction is due to the loss of revenues from those medical services operations sold during the last twelve months. Income before income taxes for the nine months ended September 30, 2004 increased 15.7%, or $0.7 million, to $5.0 million from the same period in 2003. This increase was primarily due to the gains on the sale of these medical services operations.

Liquidity and Capital Resources

Our cash and cash equivalents at September 30, 2004 totaled $180.2 million, an increase of $123.3 million from the $56.9 million balance at December 31, 2003. For the nine-month period ended September 30, 2004, $140.0 million of cash was provided from operating activities and $200.0 million was provided from the issuance of new Notes. During this period, $192.4 million was used to acquire other agencies and books of business (customer accounts), $7.3 million was used for additions to fixed assets, $64.4 million was used for payments on long-term debt, and $14.5 million was used for the payment of dividends.

As of September 30, 2004, our contractual cash obligations were as follows (in thousands):

		Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$247,249	$16,445	$27,083	$3,496	$200,225
Capital lease obligations	25	6	15	4	—
Other long term liabilities	9,147	6,110	1,228	641	1,168
Operating leases	72,117	17,696	25,884	16,318	12,219
Maximum future acquisition contingent payments	112,230	35,939	69,420	6,871	—

Total contractual cash obligations	$440,768	$76,196	$123,630	$27,330	$213,612

In July 2004, the Company completed a private placement of $200 million of unsecured senior notes (the “Notes”). The $200 million is divided into two series: Series A, for $100 million due in 2011 and bearing interest at 5.57% per year; and Series B, for $100 million due in 2014 and bearing interest at 6.08% per year. The closing on the Series B Notes occurred on July 15, 2004. The closing on the Series A Notes occurred on September 15, 2004. The Company anticipates using the proceeds from the sales of the Notes for general corporate purposes, including repayment of existing debt and acquisitions. As of September 30, 2004 there was an outstanding balance of $200.0 million.

In September 2003, we established an unsecured revolving credit facility with a national banking institution that provided for available borrowings of up to $75 million, with a maturity date of October 2008, bearing an interest rate based upon the 30-, 60- or 90-day LIBOR plus 0.625% to 1.625%, depending upon our quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization and non-cash stock grant compensation. A commitment fee of 0.175% to 0.375% per annum is assessed on the unused balance. As of September 30, 2004, there were no borrowings against this credit facility.

In January 2001, we entered into a $90 million unsecured seven-year term loan agreement with a national banking institution, bearing an interest rate based upon the 30-, 60- or 90-day London Interbank Offering Rate (LIBOR) plus 0.50% to 1.00%, depending upon our quarterly ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The 90-day LIBOR was 1.975% as of September 30, 2004. The loan was fully funded on January 3, 2001 and as of September 30, 2004 had an outstanding balance of $41.8 million. This loan is to be repaid in equal quarterly installments of $3.2 million through December 2007.

To hedge the risk of increasing interest rates from January 2, 2002 through the remaining six years of its seven-year $90 million term loan, we entered into an interest rate swap agreement that effectively converted the floating LIBOR-based interest payments to fixed interest payments at an annual rate of 4.53%. This agreement did not impact or change the required 0.50% to 1.00% credit risk spread portion of the term loan. In accordance with SFAS No. 133, as amended, we recorded a liability as of September 30, 2004 for the fair value of the interest rate swap at September 30, 2004 of approximately $702,000, net of income taxes of approximately $440,000. We have designated and assessed the derivative as a highly effective cash flow hedge, and accordingly, the effect is reflected in other comprehensive income.

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

Recent Industry Development

As we previously disclosed in our public filings, earlier this year the Office of the Attorney General of New York served subpoenas on certain insurance brokerage companies seeking information relating to certain compensation agreements between those insurance brokers and insurance underwriters. Since then, the New York State Attorney General has filed a complaint against the largest insurance broker in the world, Marsh & McLennan, alleging that Marsh & McLennan committed various improprieties and unlawful acts in the pricing and placement of insurance, including alleged manipulating of the market for insurance by, among other things, rigging bids and “steering” clients to particular insurers based on considerations other than the customers’ interests; alleged entry into unlawful tying arrangements pursuant to which the placement of primary insurance contracts was conditioned upon commitments to place reinsurance through a particular broker; and alleged failure to disclose contingent commission and other allegedly improper compensation and fee arrangements. Shortly thereafter, a putative class action lawsuit that was pending in Federal Court against the three largest insurance to brokers in the world was amended to include many of the allegations in the above-referenced suit against Marsh & McLennan and add six other insurance intermediaries, including us, and four commercial insurance carriers and their affiliates, as defendants. After the New York State Attorney General filed its lawsuit, several other governmental entities announced that they too are looking into these issues, and we have received various requests for information from them. See Item 1 of Part II below for additional relevant information on some of these proceedings as they relate to us.

In response to these developments, some of these insurance brokers have announced that they will no longer accept contingent commissions, and certain insurance companies have said that they are going to discontinue paying contingent commissions or are reviewing the issue. As previously disclosed in our public filings, we have contingent commission agreements with certain underwriters, including revenue-sharing commissions paid by insurance underwriters based primarily on the overall profitability of the aggregate business written with that underwriter, and/or additional factors such as retention ratios and overall volume of business that we place with the underwriter, and to a lesser extent, we have some override commission agreements, which allow for commissions to be paid by insurance underwriters in excess of the standard commission rate in specific lines of business, such as group health business. We have not chosen to discontinue receiving contingent commissions. An elimination or significant decrease in the payment of contingent commissions to us could have a material adverse impact on our results of operations. As developments in this area continue to occur, we and our industry may face additional scrutiny of our practices by regulators and other governmental entities and become subject to additional legal proceedings. Such developments may impact the way our industry’s business is conducted and could adversely affect the financial results and condition of industry participants, including us.

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

Our invested assets are held as cash and cash equivalents, restricted cash, available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit. These investments are subject to interest rate risk and equity price risk. The fair values of our cash and cash equivalents, restricted cash, and certificates of deposit at September 30, 2004 and December 31, 2003 approximated their respective carrying values due to their short-term duration and therefore such market risk is not considered to be material.

We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date. However, we have no current intention to add to or dispose of any of the 559,970 common stock shares of Rock-Tenn Company, a publicly-held New York Stock Exchange-listed company, which we have owned for over 10 years. The investment in Rock-Tenn Company accounted for 89% and 86% of the total value of available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit as of September 30, 2004 and December 31, 2003, respectively. Rock-Tenn Company’s closing stock price at September 30, 2004 and December 31, 2003 was $15.74 and $17.26, respectively. Our exposure to equity price risk is primarily related to the Rock-Tenn Company investment. As of September 30, 2004, the value of the Rock-Tenn Company investment was $8,814,000.

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

At September 30, 2004, the interest rate swap agreement was as follows (in thousands, except percentages):

	Contractual/ Notional Amount	Fair Value	Weighted Average Pay Rates	Weighted Average Received Rates
Interest rate swap agreement	$41,786	$(1,142)	4.53%	1.29%

ITEM 4: CONTROLS AND PROCEDURE S

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

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, those controls.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

OptiCare Complaint and Related Matters

On or about October 29, 2004, Brown & Brown, Inc. was served with a First Amended Complaint (the “Complaint”) in a putative class action lawsuit pending in the United States District Court for the Southern District of New York, styled OptiCare Health Systems, Inc. v. Marsh & McLennan Companies, et al., Civil Action No. 04 CV 06954 (DC). The Complaint added Brown & Brown, Inc., as well as six other insurance intermediaries and four commercial insurance carriers and their affiliates, as defendants in a case initially filed against three of the largest U.S. insurance intermediaries (Marsh & McLennan, AON and Willis Group). The Complaint refers to an action that was filed against Marsh & McLennan by the New York State Attorney General on October 14, 2004, and alleges various improprieties and unlawful acts by the various defendants in the pricing and placement of insurance, including alleged manipulation of the market for insurance by, among other things, rigging bids and “steering” clients to particular insurers based on considerations other than the customers’ interests; alleged entry into unlawful tying arrangements pursuant to which the placement of primary insurance contracts was conditioned upon commitments to place reinsurance through a particular broker; and alleged failure to disclose contingent commission and other allegedly improper compensation and fee arrangements. The Complaint includes Brown & Brown, Inc. in a group together with the other defendant insurance intermediaries, and does not allege that any separate, specific act was only committed by Brown & Brown, Inc. The action asserts a number of causes of action, including violations of the federal antitrust laws, multiple state antitrust and unfair and deceptive practices statutes, and the federal racketeering (RICO) statute, as well as breach of fiduciary duty, misrepresentation, conspiracy, aiding and abetting, and unjust enrichment, and seeks injunctive and declaratory relief. The Complaint also contains a separate breach of contract claim directed only at the Marsh & McLennan affiliates. The plaintiff, allegedly a client of a Marsh & McLennan subsidiary, seeks to represent a putative class consisting of all persons who, between August 26, 1994 and the date a class is certified in the case, engaged the services of any of the insurance intermediary defendants or any of their subsidiaries or affiliates, and who entered into or renewed a contract of insurance with any of the insurance carrier defendants. The plaintiff seeks unspecified damages, including treble damages, as well as attorneys’ fees and costs. Brown & Brown, Inc. intends to vigorously defend itself against the Complaint.

On November 1, 2004, the Commissioner of the New Jersey Department of Banking and Insurance issued an order seeking information and documents related to compensation and fee arrangements from 46 parties associated with insurance intermediaries doing business in New Jersey, including two entities from which the Company purchased certain assets in March 2004. A response is due on December 1, 2004. On November 4, 2004, Brown & Brown, Inc. received a Demand to Produce Information from the North Carolina Department of Insurance regarding “bid rigging” by any person in the state of North Carolina, to which a response is due on December 8, 2004. On November 4, 2004, Florida’s Chief Financial Officer announced the establishment of a legal task force to investigate whether any of the activities outlined in the New York Attorney General’s action against Marsh & McLennan are taking place among insurance intermediaries and insurance carriers in Florida. Also on November 5, 2004, Florida’s Attorney General announced that he had issued subpoenas to ten insurance intermediaries, including the Company, and anticipates issuing additional subpoenas to at least six insurance carriers, seeking documents and records to determine whether the business practices of those entities violate Florida law. As previously disclosed by the Company, in March of 2004 a New York subsidiary of Brown & Brown, Inc. received and responded to an initial inquiry letter and a follow-up letter the following month from the New York Insurance Department relating to “placement service agreements.” The Company has not been further contacted by the New York Insurance Department. Additional subpoenas or requests for information may be received from the governmental agencies referred to above and/or other such agencies.

As previously disclosed in the Company’s public filings, offices of Brown & Brown, Inc. and its subsidiaries have contingent commission agreements with certain insurance carriers, including agreements providing for potential payment of revenue-sharing commissions by insurance carriers based primarily on the overall profitability of the aggregate business written with that carrier, and/or additional factors such as retention ratios and overall volume of business that an office or offices place with the insurance carrier, and to a lesser extent, offices of the Company have some override commission agreements, which provide for commissions to be paid by insurance carriers in excess of the standard commission rate for specific lines of business, such as group health business.

The OptiCare Complaint was recently served and no response has yet been filed, and the governmental investigations referred to above were recently commenced. The Company cannot currently predict the impact or resolution of these matters or reasonably estimate a range of possible loss, which could be material, and the resolution of these matters may harm the Company’s business and/or lead to a decrease in or elimination of contingent commissions and override commissions, which could have a material adverse impact on the Company’s consolidated financial condition.

Other

Brown & Brown, Inc. is involved in numerous pending or threatened proceedings by or against Brown & Brown, Inc. or one or more of its subsidiaries that arise in the ordinary course of business. The damages that may be claimed in these various proceedings are substantial, including in many instances claims for punitive or extraordinary damages. Some of these claims and lawsuits have been resolved, others are in the process of being resolved, and others are still in the investigation or discovery phase. The Company will continue to respond appropriately to these claims and lawsuits, and to vigorously protect its interests.

Among the above-referenced claims, and as previously described in the Company’s Reports on Form 10-Q for the quarterly periods ending March 31, 2003 and certain subsequent quarters, there are several threatened and pending legal claims and lawsuits against Brown & Brown, Inc. and Brown & Brown Insurance Services of Texas, Inc. (“BBTX”), a subsidiary of Brown & Brown, Inc., arising out of BBTX’s involvement with the procurement and placement of workers’ compensation insurance coverage for entities including several professional employer organizations. On October 11, 2004, Brown & Brown, Inc. and BBTX were served with Plaintiffs’ Fourth Amended Petition in one such action, styled Great American Insurance Company, et al. v. The Contractor’s Advantage, Inc., et al., Cause No. 2002-33960, pending in the 189th Judicial District Court in Harris County, Texas. The Fourth Amended Petition alleges numerous causes of action, including fraud, civil conspiracy, federal Lanham Act and RICO violations, breach of fiduciary duty, breach of contract, negligence, and violations of the Texas Insurance Code against BBTX, Brown & Brown, Inc. and other defendants, and seeks recovery of punitive or extraordinary damages (such as treble damages) and attorneys’ fees. Although the ultimate outcome of the matters referenced in this section titled “Other” cannot be ascertained and liabilities in indeterminate amounts may be imposed on Brown & Brown, Inc. or its subsidiaries, on the basis of present information, availability of insurance coverages and legal advice received, it is the opinion of management that the disposition or ultimate determination of such claims will not have a material adverse effect on the Company’s consolidated financial position. However, as (i) one or more of the Company’s insurance carriers could take the position that portions of these claims are not covered by the Company’s insurance, (ii) to the extent that payments are made to resolve claims and lawsuits, applicable insurance policy limits are eroded, and (iii) the claims and lawsuits relating to these matters are continuing to develop, it is possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by unfavorable resolutions of these matters.

ITEM 6. E XHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit 3.1	Articles of Amendment to Articles of Incorporation (adopted April 24, 2003) (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 2003), and Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 1999).

Exhibit 3.2	Bylaws (incorporated by reference to Exhibit 3b to Form 10-K for the year ended December 31, 2002).

Exhibit 4.1	Note Purchase Agreement, dated as of July 15, 2004, among the Company and the listed Purchasers of the 5.57% Series A Senior Notes due September 15, 2011 and 6.08% Series B Senior Notes due July 15, 2014. (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended June 30, 2004).

Exhibit 4.2	First Amendment to Amended and Restated Revolving and Term Loan Agreement dated and effective July 15, 2004, by and between Brown & Brown, Inc. and SunTrust Bank (incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarter ended June 30, 2004).

Exhibit 4.3	Second Amendment to Revolving Loan Agreement dated and effective July 15, 2004, by and between Brown & Brown, Inc. and SunTrust Bank (incorporated by reference to Exhibit 4.3 to Form 10-Q for the quarter ended June 30, 2004).

Exhibit 4.4	Rights Agreement, dated as of July 30, 1999, between the Company and First Union National Bank, as Rights Agent (incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 2, 1999).

Exhibit 31.1	Section 302 Certification by the Chief Executive Officer of the Company.

Exhibit 31.2	Section 302 Certification by the Chief Financial Officer of the Company.

Exhibit 32.1	Section 1350 Certification by the Chief Executive Officer of the Company.

Exhibit 32.2	Section 1350 Certification by the Chief Financial Officer of the Company.

(b) REPORTS ON FORM 8-K

The Company filed a current report on Form 8-K on July 13, 2004. This current report reported Item 12, which announced that the Company issued a press release on July 12, 2004, relating to the Company’s earnings for the second quarter of fiscal year 2004.

The Company filed a current report on Form 8-K on July 19, 2004. This current report reported (a) Item 5, which announced that the Company issued a press release on July 16, 2004, relating to the Company’s issuance of notice pursuant to Rule 135c under the Securities Act of 1933 with respect to a private offering of $100,000,000, 5.57% Series A Notes due September 15, 2011 and $100,000,000, 6.08% Series B Notes due July 2014.

SIGNATUR E

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN & BROWN, INC.

/S/ CORY T. WALKER
Date:	November 9, 2004	Cory T. Walker Sr. Vice President, Chief Financial Officer and Treasurer (duly authorized officer, principal financial officer and principal accounting officer)