Form 10-K
period 2004-12-31
BROWN & BROWN INC
filed 2005-03-16
CIK 79282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________to___________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was sold on June 30, 2004 (the last day of the registrant’s most recently completed second fiscal quarter), was $2,151,017,989.

The number of outstanding shares of the registrant’s common stock, $.10 par value, outstanding as of March 1, 2005 was 69,162,570.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Brown & Brown, Inc.’s Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

PART I

ITEM 1.  Business.

Disclosure Regarding Forward-Looking Statements

Brown & Brown, Inc., together with its subsidiaries (collectively, “we”, “Brown & Brown” or the “Company”), make “forward-looking statements” within the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995 throughout this report and in the documents we incorporate by reference into this report.  You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan” and “continue” or similar words.  We have based these statements on our current expectations about future events.   Although we believe the expectations expressed in the forward-looking statements included in this Form 10-K and those reports, statements, information and announcements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. Many of these factors have previously been identified in filings or statements made by us or on our behalf.  Important factors which could cause our actual results to differ materially from the forward-looking statements in this report include:

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

Forward-looking statements that we make or that are made by others on our behalf are based on a knowledge of our business and the environment in which we operate, but because of the factors listed above, actual results may differ from those in the forward-looking statements. Consequently, these cautionary statements qualify all of the forward-looking statements we make herein. We cannot assure you that the results or developments anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business or our operations in the way we expect. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. We assume no obligation to update any of the forward-looking statements.

General

We are a general insurance agency with origins dating from 1939 headquartered in Daytona Beach and Tampa, Florida.  We market and sell to our customers insurance products and services, primarily in the property, casualty and employee benefits areas. As an agent and broker, we do not assume underwriting risks. Instead, we provide our customers with quality insurance contracts, as well as other targeted, customized risk management products and services.

We are compensated for our services primarily by commissions paid by insurance companies and fees paid by customers for certain services. The commission is usually a percentage of the premium paid by the insured. Commission rates generally depend upon the type of insurance, the particular insurance company and the nature of the services provided by us. In some cases, a commission is shared with other agents or brokers who have acted jointly with us in a transaction. We may also receive from an insurance company a “contingent commission”, which is a profit-sharing commission based primarily on underwriting results, but may also contain considerations for volume, growth and/or retention.  Fees are principally generated by our Services Division, which offers third-party administration, benefit consulting and managed healthcare services, primarily in the area of workers’ compensation.  The amount of our income from commissions and fees is a function of, among other factors, continued new business production, retention of existing customers, acquisitions and fluctuations in insurance premium rates and insurable exposure units.

Premium pricing within the property and casualty insurance underwriting industry has historically been cyclical, displaying a high degree of volatility based on prevailing economic and competitive conditions. From the mid-1980s through 1999, the property and casualty insurance industry experienced a “soft market” during which the underwriting capacity of insurance companies expanded, stimulating an increase in competition and a decrease in premium rates and related commissions. The effect of this softness in rates on our revenues was somewhat offset by our acquisitions and new business production. As a result of increasing “loss ratios” (the comparison of incurred losses plus adjustment expense against earned premiums) of insurance companies through 1999, there was a general increase in premium rates beginning in the first quarter of 2000 and continuing into 2003.  During 2003, the increases in premium rates began to moderate and, in certain lines of insurance, the rates decreased.  We expect the softening of insurance premium rates to continue through 2005.

As of December 31, 2004, our activities were conducted in 154 locations in 30 states as follows:

Florida	30	Pennsylvania	3
California	16	South Carolina	3
New York	14	Wisconsin	3
Georgia	12	Arkansas	2
New Jersey	9	Illinois	2
Virginia	8	Indiana	2
Texas	6	Nevada	2
Colorado	5	New Hampshire	2
Michigan	5	North Carolina	2
Washington	5	Tennessee	2
Oklahoma	4	Connecticut	1
Arizona	3	Kentucky	1
Louisiana	3	Massachusetts	1
Minnesota	3	Missouri	1
New Mexico	3	Ohio	1

Business Combinations

Beginning in 1993 through 2004, we acquired 173 insurance agency operations (excluding acquired books of business (customer accounts) that had aggregate estimated annual revenues of $447.7 million for the 12 calendar months immediately preceding the dates of acquisition.  Of these, 32 operations were acquired during 2004, with aggregate estimated annual revenues of $103.3 million for the 12 calendar months immediately preceding the dates of acquisition.  During 2003, 23 operations were acquired with aggregate estimated annual revenues of $42.6 million for the 12 calendar months immediately preceding the dates of acquisition.  Additionally in 2003, we acquired the remaining 25% ownership of Florida Intracoastal Underwriters, Limited Company.  During 2002, 32 operations were acquired, with aggregate estimated annual revenues of $62.0 million for the 12 calendar months immediately preceding the dates of acquisition.

During 2004, Brown & Brown acquired the assets and assumed certain liabilities of 29 insurance agencies, acquired the outstanding stock of three general insurance agencies and purchased several books of business (customer accounts).  See Note 2 to the Consolidated Financial Statements for a summary of our 2004 acquisitions.

From January 1, 2005 through March 3, 2005, Brown & Brown acquired the assets and assumed certain liabilities of 21 general insurance agencies and purchased several books of business (customer accounts).  See Note 18 to the Consolidated Financial Statements for a summary of our 2005 acquisitions.

DIVISIONS

Our business is divided into four reportable operating segments: (1) the Retail Division; (2) the National Programs Division; (3) the Brokerage Division; and (4) the Services Division. The Retail Division provides a broad range of insurance products and services to commercial, public entity, professional and individual customers. The National Programs Division is comprised of two units: Professional Programs, which provides professional liability and related package products for certain professionals; and Special Programs, which markets targeted products and services designated for specific industries, trade groups, public entities, and market niches.  The Brokerage Division markets and sells excess and surplus commercial insurance and reinsurance, primarily through independent agents and brokers.  The Services Division provides insurance-related services, including third-party administration, consulting for the workers’ compensation, and managed healthcare services.

The following table sets forth a summary of (1) the commissions and fees revenue (revenues from external customers) generated by each of our reportable operating segments for 2004, 2003 and 2002, and (2) the percentage of our total commissions and fees revenue represented by each segment for each such period:

(in thousands, except percentages)	2004	%	2003	%	2002	%

Retail Division	$457,936	71.8%	$395,385	72.5%	$341,147	75.4%
National Programs Division	111,907	17.5	90,385	16.6	60,280	13.3

Brokerage Division	41,585	6.5	31,738	5.8	23,700	5.3
Services Division	25,807	4.0	27,920	5.1	27,478	6.1
Other	1,032	0.2	(141)	(0.0)	(316)	(0.1)

Total	$638,267	100.0%	$545,287	100.0%	$452,289	100.0%

See Note 17 to the Consolidated Financial Statements for additional segment financial data relating to our business.

Retail Division

As of December 31, 2004, our Retail Division operated in 27 states and employed 2,805 persons. Our retail insurance agency business provides a broad range of insurance products and services to commercial, public entity, professional and individual customers. The categories of insurance principally sold by us are: property insurance relating to physical damage to property and resultant interruption of business or extra expense caused by fire, windstorm or other perils; and casualty insurance relating to legal liabilities, workers’ compensation, commercial and private passenger automobile coverages, and fidelity and surety insurance. We also sell and service group and individual life, accident, disability, health, hospitalization, medical and dental insurance.

No material part of our retail business is attributable to a single client or a few customers. During 2004, commissions and fees from our largest single Retail Division customer represented less than one percent of the Retail Division’s total commissions and fees revenue.

In connection with the selling and marketing of insurance coverages, we provide a broad range of related services to our customers, such as risk management surveys and analysis, consultation in connection with placing insurance coverages and claims processing. We believe these services are important factors in securing and retaining customers.

National Programs Division

As of December 31, 2004, our National Programs Division employed 551 persons. Our National Programs Division consists of two units: Professional Programs and Special Programs.

Professional Programs.  Professional Programs provides professional liability and related package products for certain professionals.  Professional Programs tailors insurance products to the needs of a particular professional group, negotiates policy forms, coverages and commission rates with an insurance company and, in certain cases, secures the formal or informal endorsement of the product by a professional association or sponsoring company. The professional groups serviced by the National Programs Division include dentists, lawyers, optometrists, opticians, insurance agents, financial service representatives, benefit administrators, real estate title agents and escrow agents.  The Professional Protector Plan® for Dentists and the Lawyer’s Protector Plan® are marketed and sold primarily through a national network of independent agencies including certain of our retail offices, while certain of the professional liability programs of our CalSurance® and TitlePac® operations are principally marketed and sold directly to our insured customers, in some instances through certain of our retail offices. Under agency agreements with the insurance companies that underwrite these programs, we often have authority to bind coverages (subject to established guidelines), to bill and collect premiums and, in some cases, to adjust claims.  For the programs that we market through independent agencies, we receive a wholesale commission or “override”, which is then shared with these independent agencies.

Below are brief descriptions of the programs offered to professional groups by the Professional Programs unit of the National Programs Division.

•

Dentists:   The Professional Protector Plan® for Dentists offers comprehensive coverage for dentists, oral surgeons, dental schools and dental students, including practice protection and professional liability. This program, initiated in 1969, is endorsed by a number of state and local dental societies and is offered in 49 states, the District of Columbia, the U.S. Virgin Islands and Puerto Rico.

•

Lawyers:   The Lawyer’s Protector Plan® (LPP®) was introduced in 1983, ten years after we began marketing lawyers’ professional liability insurance in 1973. This program is presently offered in 43 states, the District of Columbia and Puerto Rico.

•

Optometrists and Opticians:  The Optometric Protector Plan® (OPP®) and the Optical Services Protector Plan® (OSPP®) were created in 1973 and 1987, respectively, to provide professional liability, package and workers’ compensation coverages exclusively for optometrists and opticians.  These programs insure optometrists and opticians nationwide.

•

CalSurance®:  CalSurance® offers professional liability programs designed for insurance agents, financial advisors, registered representatives, securities broker-dealers, benefit administrators, real estate brokers and real estate title agents. CalSurance® also sells commercial insurance packages directly to customers in certain industry niches including destination resort and luxury hotels, independent pizza restaurants, and others.  An important aspect of CalSurance® is Lancer Claims Services, which provides specialty claims administration for insurance companies underwriting CalSurance® product lines.

•	TitlePac®.: TitlePac® provides professional liability products and services designed for real estate title agents and escrow agents in 47 states and the District of Columbia.

•

Physicians:   Initiated in 1980, the Physicians’ Protector Plan® offered professional liability insurance for physicians, surgeons and other healthcare providers in select states.  The contract with the underwriting company on this program expired in March 2003.  Since a replacement carrier or program could not be negotiated, we terminated the program in 2004.

Special Programs.  Special Programs markets targeted products and services to specific industries, trade groups, public entities, and market niches.  All of the Special Programs, except for Parcel Insurance Plan® (PIP®), are marketed and sold primarily through independent agents, including certain of our retail offices.  Parcel Insurance Plan® markets and sells its insurance product directly to the insured customers.  Under agency agreements with the insurance companies that underwrite these programs, we often have authority to bind coverages subject to established guidelines, to bill and collect premiums and, in some cases, to adjust claims.

Below are brief descriptions of the Special Programs:

•

Florida Intracoastal Underwriters, Limited Company (FIU) is a managing general agency that specializes in providing insurance coverage for coastal and inland high-value condominiums and apartments. FIU has developed a specialty reinsurance facility to support the underwriting activities associated with these risks. One of our wholly-owned subsidiaries had a 75% ownership interest in FIU through December 31, 2002.  Effective January 1, 2003, that subsidiary acquired the remaining 25% ownership interest in FIU.

•

Public Risk UnderwritersSM, along with our offices in Ephrata, Washington and Norcross, Georgia, are program administrators offering unique property and casualty insurance products, risk management consulting, third-party administration and related services designed for municipalities, schools and other public entities on a national basis.

•

Proctor Financial, Inc.(“Proctor”) provides insurance programs and compliance solutions for financial institutions who service mortgage loans.  Proctor’s products include lender-placed fire and flood insurance, full insurance outsourcing, mortgage impairment, and blanket equity insurance.  Proctor also writes surplus lines property business for its financial institutions clients and acts as a wholesaler for this line of business.

•

Parcel Insurance Plan® (PIP®) is a specialty insurance agency providing insurance coverage to commercial and private shippers for small packages and parcels with insured values of less than $25,000 each.

•

AFC Insurance, Inc. (“AFC”), is a managing general underwriter, specializing in unique insurance products for the health and human service industry.  AFC works with retail agents in all states and targets home healthcare, group homes for the mentally and physically challenged, and drug and alcohol facilities and programs for the developmentally disabled.

•

Acumen Re Management Corporation is a reinsurance underwriting management organization, primarily acting as an outsourced specific excess workers’ compensation facultative reinsurance underwriting facility.  Acumen Re had less than $1.3 million in commission revenues in 2004.

•	Commercial Programs serves the insurance needs of certain specialty trade/industry groups. Programs offered include:

	•	Wholesalers & Distributors Preferred Program®. Introduced in 1997, this program provides property and casualty protection for businesses principally engaged in the wholesale-distribution industry.

	•	Railroad Protector Plan®. Also introduced in 1997, this program is designed for contractors, manufacturers and other entities that service the needs of the railroad industry.

	•	Environmental Protector Plan®. Introduced in 1998, this program provides a variety of specialized coverages, primarily to municipal mosquito control districts.

	•	Food Processors Preferred ProgramSM. This program, introduced in 1998, provides property and casualty insurance protection for businesses involved in the handling and processing of various foods.

Brokerage Division

The Brokerage Division markets excess and surplus commercial insurance and reinsurance to retail agencies (including our retail offices) throughout the United States.  Brokerage Division offices represent various U.S. and U.K. surplus lines insurance companies and certain offices are also Lloyd’s of London correspondents. The Brokerage Division also represents admitted insurance companies for smaller agencies that do not have access to large insurance company representation. Excess and surplus insurance products include commercial automobile, garage, restaurant, builder’s risk and inland marine lines. Difficult-to-insure general liability and products liability coverages are a specialty, as is excess workers’ compensation coverage. Retail agency business is solicited through mailings and direct contact with retail agency representatives. At December 31, 2004, the Brokerage Division employed 273 persons.

In September 2001, we established Brown & Brown Re, Inc., a subsidiary headquartered in New York, New York that specializes in treaty and facultative reinsurance brokerage services.  Brown & Brown Re had less than $2 million in commission revenues in 2004.

Services Division

At December 31, 2004, our Services Division employed 267 persons and provided the following services: (1) insurance-related services, including comprehensive risk management and third-party administration (TPA) services for insurance entities and self-funded or fully-insured workers’ compensation and liability plans; and (2) certified managed care and utilization management services for both insurance programs and self-funded plans.

The Services Division’s workers’ compensation and liability plan TPA services include claims administration, access to major reinsurance markets, cost containment consulting, services for secondary disability, and subrogation recoveries and risk management services such as loss control. In 2004, our two largest workers’ compensation contracts represented approximately 60.7% of our workers’ compensation TPA revenues, or approximately 1.9% of our total commissions and fees revenue. In addition, the Services Division provides managed care services, including medical networks, case management and utilization review services, certified by the American Accreditation Health Care Commission.

In 2004, we sold our Louisiana-based employee benefits TPA.  In 2003, we sold a similar operation based in Florida.  We currently have no operations in the employee benefits TPA business and have no current plans to re-enter this area of the services business.

Employees

At December 31, 2004, we had 3,960 employees. We have contracts with our sales employees and certain other employees that include provisions restricting their right to solicit our insured customers and employees after separation from employment with us. The enforceability of such contracts varies from state to state depending upon state statutes, judicial decisions and factual circumstances. The majority of these contracts are terminable by either party; however, the agreements not to solicit our insured customers and employees generally continue for a period of two years after cessation of employment.

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

In addition, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 and regulations enacted thereunder permit banks, securities firms and insurance companies to affiliate.  As a result, the financial services industry has experienced and may experience further consolidation, which in turn has resulted and could further result in increased competition from diversified financial institutions, including competition for acquisition prospects.

Regulation, Licensing and Agency Contracts

We and/or our designated employees must be licensed to act as agents or brokers by state regulatory authorities in the states in which we conduct business. Regulations and licensing laws vary by individual state and are often complex.

The applicable licensing laws and regulations in all states are subject to amendment or reinterpretation by state regulatory authorities, and such authorities are vested in most cases with relatively broad discretion as to the granting, revocation, suspension and renewal of licenses. The possibility exists that we and/or our employees could be excluded or temporarily suspended from carrying on some or all of our activities in, or otherwise subjected to penalties by, a particular state.

Available Information

We make available free of charge on our website at www.bbinsurance.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act, as soon as reasonably practicable after electronically filing or furnishing such material to the Securities and Exchange Commission.

The charters of the Audit, Compensation and Nominating/Governance Committees of our Board of Directors  and as well as our Corporate Governance Guidelines are also available on our website or upon request.  Requests for copies of any of these documents should be directed in writing to Corporate Secretary, Brown & Brown, Inc., 401 E. Jackson Street, Suite 1700, Tampa, Florida 33602, or by telephone to (813) 222-4277.

ITEM 2.  Properties.

We lease our executive offices, which are located at 220 South Ridgewood Avenue, Daytona Beach, Florida 32114, and 401 East Jackson Street, Suite 1700, Tampa, Florida 33602. We lease offices at each of our 154 locations with the exception of the following, where we own the buildings in which our offices are located: Dansville, Hornell and Jamestown, New York.  In addition, we own a building in Loreauville, Louisiana where we no longer have an office, as well as a parcel of undeveloped property outside of Lafayette, Louisiana.  There are no outstanding mortgages on our owned properties.

Our operating leases expire on various dates. These leases generally contain renewal options and rent escalation clauses based on increases in the lessors’ operating expenses and other charges. We expect that most leases will be renewed or replaced upon expiration.  We believe that our facilities are suitable and adequate for present purposes, and that the productive capacity in such facilities is substantially being utilized.  From time to time, we may have unused space and seek to sublet such space to third parties, depending on the demand for office space in the locations involved.  In the future, we may need to purchase, build or lease additional facilities to meet the requirements projected in our long-term business plan.  See Note 13 to the Consolidated Financial Statements for additional information on our lease commitments.

ITEM 3. Legal Proceedings

          See Note 13 to the Consolidated Financial Statements for information regarding our legal proceedings.

ITEM 4. Submission of Matters to a Vote of Security Holders.

          No matters were submitted to a vote of security holders during our fourth quarter ended December 31, 2004.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “BRO”. The table below sets forth, for the quarterly periods indicated, the intra-day high and low sales prices for our common stock as reported on the NYSE Composite Tape and dividends declared on our common stock.

	High	Low	Cash Dividends

2003
First Quarter	$33.83	$26.75	$0.0575
Second Quarter	37.66	31.20	0.0575
Third Quarter	34.14	28.20	0.0575
Fourth Quarter	33.35	29.20	0.0700
2004
First Quarter	$39.43	$32.01	$0.0700
Second Quarter	43.68	36.93	0.0700
Third Quarter	46.15	40.35	0.0700
Fourth Quarter	46.76	38.60	0.0800

On March 1, 2005, there were 69,162,570 shares of our common stock outstanding, held by approximately 1,132 shareholders of record.

We intend to continue to pay quarterly dividends subject to continued capital availability and a determination that cash dividends continue to be in the best interests of the stockholders. Our dividend policy may be affected by, among other items, our views on potential future capital requirements, including those relating to creation and expansion of sales distribution channels and investments and acquisitions, legal risks, stock repurchase programs and challenges to our business model.

Issuer Purchases of Equity Securities

We did not purchase any shares of Brown & Brown, Inc. common stock during the fourth quarter of 2004.

ITEM 6.	Selected Financial Data.

The following selected Consolidated Financial Data for each of the five fiscal years in the period ended December 31, 2004 has been derived from our Consolidated Financial Statements.  Such data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this Annual Report and with our Consolidated Financial Statements and related Notes thereto in Item 8 of Part II of this Annual Report.

	Year Ended December 31,
	2004	2003	2002	2001	2000

(in thousands, except per share data and percentages) (1)
REVENUES
Commissions & fees(2)	$638,267	$545,287	$452,289	$359,697	$258,309
Investment income	2,715	1,428	2,945	3,686	4,887
Other income, net	5,952	4,325	508	1,646	2,209

Total revenues	646,934	551,040	455,742	365,029	265,405
EXPENSES
Employee compensation and benefits	314,221	268,372	224,755	187,653	149,836
Non-cash stock grant compensation	2,625	2,272	3,823	1,984	483
Other operating expenses	84,927	74,617	66,554	56,815	44,372
Amortization	22,146	17,470	14,042	15,860	9,226
Depreciation	8,910	8,203	7,245	6,536	6,158
Interest	7,156	3,624	4,659	5,703	1,266

Total expenses	439,985	374,558	321,078	274,551	211,341

Income before income taxes and minority interest	206,949	176,482	134,664	90,478	54,064
Income taxes	78,106	66,160	49,271	34,834	20,146
Minority interest, net of tax	-	-	2,271	1,731	1,125

Net income	$128,843	$110,322	$83,122	$53,913	$32,793

EARNINGS PER SHARE INFORMATION
Net income per share – diluted	$1.86	$1.60	$1.22	$0.85	$0.53
Weighted average number of shares outstanding - diluted	69,444	68,897	68,043	63,222	62,091
Dividends declared per share	$0.2900	$0.2425	$0.2000	$0.1600	$0.1350
YEAR-END FINANCIAL POSITION
Total assets	$1,249,517	$865,854	$754,349	$488,737	$324,677
Long-term debt	$227,063	$41,107	$57,585	$78,195	$10,660
Shareholders’ equity(3)	$624,325	$498,035	$391,590	$175,285	$118,372
Total shares outstanding	69,159	68,561	68,178	63,194	62,164
OTHER INFORMATION
Number of full-time equivalent employees	3,960	3,517	3,384	2,921	2,143
Revenue per average number of employees	$173,046	$159,699	$144,565	$144,166	$127,629
Book value per share	$9.03	$7.26	$5.74	$2.77	$1.90
Stock price at year-end	$43.55	$32.61	$32.32	$27.30	$17.50
Stock price earnings multiple	23.41	20.38	26.49	32.12	33.02
Return on beginning shareholders’ equity	26%	28%	47%	46%	33%

(1)

All share and per share information has been restated to give effect to the two-for-one common stock split that became effective November 21, 2001 and the two-for-one common stock split that became effective August 23, 2000.  Each stock split was effected as a stock dividend.  Prior years’ results have been restated to give effect to acquisitions accounted for under the pooling-of-interests method of accounting in 2001 and 2000.  In addition, we made acquisitions accounted for under the purchase method of accounting during those periods, which affects the comparability of results.

(2)	See Note 2 to the Consolidated Financial Statements for information regarding business purchase transactions which impact the comparability of this information.
(3)

Shareholders’ equity as of December 31, 2004, 2003, 2002, 2001 and 2000 included net increases of $4,467,000, $4,227,000, $2,106,000, $4,393,000 and $2,495,000, respectively, as a result of the Company’s applications of Statement of Financial Accounting Standards (SFAS) 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS 133, “Accounting for Derivatives Instruments and Hedging Activities.”

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

          The following discussion should be read in conjunction with our Consolidated Financial Statements and the related Notes to those Consolidated Financial Statements, included elsewhere in this report.

          We are a general insurance agency and brokerage headquartered in Daytona Beach and Tampa, Florida. Since 1993, our stated corporate objective has been to increase our net income per share by at least 15% every year. We have increased revenues from $95.6 million in 1993 (as originally stated, without giving effect to any subsequent acquisitions accounted for under the pooling-of-interests method of accounting) to $646.9 million in 2004, a compound annual growth rate of 19.0%. In the same period, we increased net income from $8.0 million (as originally stated, without giving effect to any subsequent acquisitions accounted for under the pooling-of-interests method of accounting) to $128.8 million in 2004, a compound annual growth rate of 28.7%. We have also increased net income per share 15.0% or more for 12 consecutive years, excluding the effect of a one-time investment gain of $1.3 million in 1994 and favorable adjustments to our income tax reserves of $0.7 million in 1994 and $0.5 million in 1995, respectively. Since 1993, excluding the historical impact of poolings, our pre-tax margins (income before income taxes and minority interest) improved in all but one year, and in that year, the pre-tax margin was essentially flat. These improvements have resulted primarily from net new business growth (new business production offset by lost business), acquisitions and continued operating efficiencies. Our revenue growth in 2004 was driven by: (i) net new business growth; (ii) the acquisition of 32 agency entities and several books of business (customer accounts), with total annualized revenues of approximately $104.1 million; and (iii) flat to a slight decrease in premium rates in certain lines of business.

          Our commissions and fees revenue are comprised of commissions paid by insurance companies and fees paid directly by customers. Commission revenues generally represent a percentage of the premium paid by the insured and are materially affected by fluctuations in both premium rate levels charged by insurance companies and the insureds’ underlying “insurable exposure units,” which are units that insurance companies use to measure or express insurance exposed to risk (such as property values, sales and payroll levels) so as to determine what premium to charge the insured. These premium rates are established by insurance companies based upon many factors, including reinsurance rates, none of which we control. Beginning in 1986 and continuing through 1999, commission revenues were adversely influenced by a consistent decline in premium rates resulting from intense competition among property and casualty insurance companies for market share. Among other factors, this condition of a prevailing decline in premium rates, commonly referred to as a “soft market,” generally resulted in flat to reduced commissions on renewal business. The effect of this softness in rates on our commission revenues was somewhat offset by our acquisitions and net new business production. As a result of increasing “loss ratios” (the comparison of incurred losses plus adjustment expense against earned premiums) of insurance companies through 1999, there was a general increase in premium rates beginning in the first quarter of 2000 and continuing into 2003. During 2003, the increases in premium rates began to moderate, and in certain lines of insurance, the premium rates decreased. We expect the softening of insurance premium rates to continue through 2005.

          The volume of business from new and existing customers, fluctuations in insurable exposure units and changes in general economic and competitive conditions further impact our revenues. For example, the increasing costs of litigation settlements and awards have caused some customers to seek higher levels of insurance coverage. Conversely, level rates of inflation and the general decline of economic activity in recent years have limited the increases in the values of insurable exposure units. Still, our revenues continue to grow as a result of an intense focus on net new business growth and acquisitions. We anticipate that results of operations will continue to be influenced by these competitive and economic conditions in 2005.

          We also earn “contingent commissions,” which are profit-sharing commissions based primarily on underwriting results, but may also contain considerations for volume, growth and/or retention. These commissions are primarily received in the first and second quarters of each year and, over the last three years, have averaged approximately 6.4% of the previous year’s total commissions and fees revenue. Contingent commissions are included in our total commissions and fees in the consolidated statements of income in the year received. The term “core commissions and fees “ excludes contingent commissions and therefore represents the revenues earned directly from specific insurance policies sold, and specific fee-based services rendered.

          Fee revenues are generated primarily by our Services Division, which provides insurance-related services, including third-party administration, consulting for the workers’ compensation and employee benefit self-insurance markets, and managed healthcare services. In each of the past three years, fee revenues generated by the Services Division have declined as a percentage of our total commissions and fees, from 6.1% in 2002 to 4.0% in 2004. This declining trend is anticipated to continue as the revenues from our other reportable segments grow at a faster pace.

          Investment income consists primarily of interest earnings on premiums and advance premiums collected and held in a fiduciary capacity before being remitted to insurance companies. Our policy is to invest available funds in high-quality, short-term fixed income investment securities. Investment income also includes gains and losses realized from the sale of investments.

Acquisitions

          During 2004, Brown & Brown acquired the assets of 29 general insurance agencies, several books of business (customer accounts) and the outstanding stock of three general insurance agencies. The aggregate purchase price was $199.3 million, including $190.5 million of net cash payments, the issuance of $1.4 million in notes payable and the assumption of $7.3 million of liabilities. These acquisitions had estimated aggregate annualized revenues of $104.1 million.

          During 2003, we acquired the assets and certain liabilities of 23 general insurance agencies, as well as the remaining 25% minority interest in Florida Intracoastal Underwriters, and several books of business (customer accounts). These acquisitions had estimated aggregate annualized revenues of $45.8 million.

          During 2002, we acquired the assets and certain liabilities of 26 general insurance agencies, several books of business (customer accounts) and the outstanding stock of six general insurance agencies. These acquisitions had estimated aggregate annualized revenues of $62.0 million.

Critical Accounting Policies

          Our Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We continually evaluate our estimates, which are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for our judgments about the carrying values of our assets and liabilities, which values are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

          We believe that, of our significant accounting policies (see “Note 1 - Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements), the following critical accounting policies may involve a higher degree of judgment and complexity.

Revenue Recognition

          Commission revenues are recognized as of the effective date of the insurance policy or the date the customer is billed, whichever is later. At that date, the earnings process has been completed, and we can reliably estimate the impact of policy cancellations for refunds and establish reserves accordingly. Management determines the policy cancellation reserve based upon historical cancellation experience adjusted by known circumstances. Subsequent commission adjustments are recognized upon notification from the insurance companies. Contingent commissions from insurance companies are recognized when determin-able, which is when such commissions are received. Fee revenues are recognized as services are rendered.

Business Acquisitions and Purchase Price Allocations

          We have significant intangible assets that were acquired through business acquisitions. These assets consist of purchased customer accounts, noncompete agreements, and the excess of costs over the fair value of identifiable net assets acquired (goodwill). The determination of estimated useful lives and the allocation of the purchase price to the intangible assets requires significant judgment and affects the amount of future amortization and possible impairment charges.

          In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” all of our business combinations initiated after June 30, 2001 have been accounted for using the purchase method. In connection with these acquisitions, we record the estimated value of the net tangible assets purchased and the value of the identifiable intangible assets purchased, which typically consist of purchased customer accounts and noncompete agreements. Purchased customer accounts include the physical records and files obtained from acquired businesses that contain information about insurance policies, customers and other matters essential to policy renewals, but it primarily represents the present value of the underlying cash flows expected to be received over the estimated future renewal periods of those purchased customer accounts. The valuation of purchased customer accounts involves significant estimates and assumptions concerning matters such as cancellation frequency, expenses and discount rates. Any change in these assumptions could affect the carrying value of purchased customer accounts. Noncompete agreements are valued based on the duration and any unique features of each specific agreement. Purchased customer accounts and noncompete agreements are amortized on a straight-line basis over the related estimated lives and contract periods, which range from five to 15 years. The excess of the purchase price of an acquisition over the fair value of the identifiable tangible and intangible assets is assigned to goodwill and is no longer amortized in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142).

Intangible Assets Impairment

          Effective January 1, 2002, we adopted SFAS No. 142, which requires that goodwill be subject to at least an annual assessment for impairment by applying a fair-value based test. Amortizable intangible assets are amortized over their useful lives and are subject to lower-of-cost-or-market impairment testing. SFAS No. 142 requires us to compare the fair value of each reporting unit with its carrying value to determine if there is potential impairment of goodwill. If the fair value of the reporting unit is less than its carrying value, an impairment loss would be recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. Fair value is estimated based on multiples of revenues, earnings before interest, income taxes, depreciation and amortization (EBITDA), and pre-tax income.

          Management assesses the recoverability of our goodwill on an annual basis, and amortizable intangibles and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The following factors, if present, may trigger an impairment review: (i) significant underperformance relative to historical or projected future operating results; (ii) significant negative industry or economic trends; (iii) significant decline in our stock price for a sustained period; and (iv) significant decline in our market capitalization. If the recoverability of these assets is unlikely because of the existence of one or more of the above-referenced factors, an impairment analysis is performed. Management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these assets. If these estimates or related assumptions change in the future, we maybe required to revise the assessment and, if appropriate, record an impairment charge. We completed our most recent evaluation of impairment for goodwill as of November 30, 2004 and identified no impairment as a result of the evaluation.

Reserves for Litigation

          We are subject to numerous litigation claims that arise in the ordinary course of business. In accordance with SFAS No. 5, “Accounting for Contingencies,” if it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss is estimable, an accrual for the costs to resolve these claims is recorded in accrued expenses in the accompanying Consolidated Balance Sheets. Professional fees related to these claims are included in other operating expenses in the accompanying Consolidated Statements of Income. Management, with the assistance of outside counsel, determines whether it is probable that a liability has been incurred and estimates the amount of loss based upon analysis of individual issues. New developments or changes in settlement strategy in dealing with these matters may significantly affect the required reserves and impact our net income.

Derivative Instruments

          In 2002, we entered into one derivative financial instrument — an interest rate exchange agreement, or “swap” — to manage the exposure to fluctuations in interest rates on our $90 million variable rate debt. As of December 31, 2004, we maintained this swap agreement, whereby we pay a fixed rate on the notional amount to a bank and the bank pays us a variable rate on the notional amount equal to a base London InterBank Offering Rate (LIBOR). We have assessed this derivative as a highly effective cash flow hedge, and accordingly, changes in the fair market value of the swap are reflected in other comprehensive income. The fair market value of this instrument is determined by quotes obtained from the related counter parties in combination with a valuation model utilizing discounted cash flows. The valuation of this derivative instrument is a significant estimate that is largely affected by changes in interest rates. If interest rates increase or decrease, the value of this instrument will change accordingly.

New Accounting Pronouncements

          See Note 1 of the Notes to Consolidated Financial Statements for a discussion of the effects of the adoption of new accounting standards.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

          The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Consolidated Financial Statements and related Notes.

Commissions and Fees

          Commissions and fees increased 17.1% in 2004, 20.6% in 2003 and 25.7% in 2002. Core commissions and fees increased 4.3% in 2004, 5.9% in 2003 and 12.1% in 2002, when excluding commissions and fees generated from acquired operations and also divested operations. The 2004 results reflect the moderation of the premium rate growth during the year as compared with the slightly higher premium growth rates in 2003, and the high premium growth rate of the 2002 “hard market.” The 2002 results reflect the strong premium rate increases that began in the first quarter of 2000 and continued through 2002.

Investment Income

          Investment income increased to $2.7 million in 2004, compared with $1.4 million in 2003 and $2.9 million in 2002. The increase in 2004 was primarily a result of slightly higher investment yields earned during the year along with much higher available cash balances principally due to the funding of the $200 million of unsecured senior notes in July and September of 2004. The decrease in 2003 was primarily a result of lower investment yields earned during the year along with lower available cash balances.

Other Income, net

          Other income consists primarily of gains and losses from the sale and disposition of assets. In 2004, gains of $4.8 million were recognized from the sale of customer accounts. Although we are not in the business of selling customer accounts, we periodically will sell an office or a book of business that does not produce reasonable margins or demonstrate a potential for growth. For these reasons, in 2004, we sold all four of our retail offices in North Dakota and our sole remaining operation in the medical third-party administration services business. Gains from the sale of customer accounts were $4.0 million in 2003 and $0.7 million in 2002.

Employee Compensation and Benefits

          Employee compensation and benefits increased approximately 17.1% in 2004, 19.4% in 2003 and 19.8% in 2002, primarily as a result of acquisitions and an increase in commissions paid on net new business. Employee compensation and benefits as a percentage of total revenues was 48.6% in 2004, 48.7% in 2003 and 49.3% in 2002, reflecting a gradual improvement in personnel efficiencies as revenues grow. We had 3,960 full-time equivalent employees at December 31, 2004, compared with 3,517 at December 31, 2003 and 3,384 at December 31, 2002.

Non-Cash Stock Grant Compensation

          Non-cash stock grant compensation expense represents the expense required to be recorded under Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” relating to our stock performance plan, which is more fully described in Note 11 of the Notes to Consolidated Financial Statements.

          The annual cost of this stock performance plan increases only when our average stock price over a 20-trading-day period increases by increments of 20% or more from the price at the time of the original grant, or when additional shares are granted and the stock price increases.

          Since the first vesting condition for performance stock grants issued in 2001 was satisfied in 2002 when a 20-trading-day average stock price of $35.00 was reached, we issued another significant set of performance stock grants in January 2003 at a grant price per share of $35.00. There will be no expense relating to this set of performance stock grants until the 20-trading-day average stock price exceeds the $35.00 performance stock grant price by an increment of 20%. Additionally, other grants are periodically issued to new and existing employees.

          During 2004, the average stock price exceeded the $42.00 average price for a 20-trading-day period required for the first 20% of the shares granted in January 2003 to be awarded, and therefore we began the annual expensing of such shares. As a result, the 2004 expense increased to $2.6 million from $2.3 million in 2003.

          During 2003, since the average price of our stock never exceeded any of the 20% thresholds of the grants priced at $35.00 per share, the only expense related to our stock performance plan was the annual expense of grants issued prior to 2003, which was then partially offset by expense credits resulting from forfeitures. As a result, the 2003 expense decreased to $2.3 million from $3.8 million in 2002.

          As a result of the stock price increase in 2002, the 2001 stock grants began to be expensed in 2002, and the 2002 expense increased to $3.8 million from $2.0 million in 2001. In 2002, $0.7 million of the $3.8 million was expensed due to the accelerated vesting of some performance stock grants as a result of the deaths of two employees.

Other Operating Expenses

          Other operating expenses increased 13.8% in 2004, 12.1% in 2003, and 17.1% in 2002; however, other operating expenses as a percentage of total revenues decreased to 13.1% in 2004 from 13.5% in 2003 and 14.6% in 2002. The continuing decline in other operating expenses, expressed as a percentage of total revenues, is attributable to the effective cost containment measures brought about by an initiative designed to identify areas of excess expense and to the fact that, in a net internal revenue growth environment, certain significant other operating expenses such as office rent, office supplies, data processing, and telephone costs, increase at a slower rate than commissions and fees revenue increase during the same period. Somewhat offsetting these cost efficiencies, our incurred accounting, legal and professional fees have increased approximately $1 million in 2004 over the 2003 levels due to the requirements of the Sarbanes-Oxley Act of 2002 and various ongoing investigations of agent and broker compensation, including contingent commissions, by state regulators. Also during 2004, we expensed an additional $1.2 million for various state and local use taxes. Offsetting these additional expenses was approximately $0.9 million in reductions to our litigation and claims reserve.

Amortization

          Amortization expense increased $4.7 million, or 26.8% in 2004, increased $3.4 million, or 24.4% in 2003, and decreased $1.8 million, or 11.5% in 2002. The increases in 2004 and 2003 were due to the amortization of additional intangible assets as a result of new acquisitions. As part of our annual impairment assessment as of November 30, 2004, management determined that the maximum amortization period for the intangible asset, purchased customer accounts, should be reduced from 20 years to 15 years. A change in accounting estimate was recognized to reflect this decision, resulting in an increase in the 2004 amortization expense of $529,000, a decrease in net income of $330,000, and no impact on earnings per share. Future annual amortization expenses will increase by approximately $6.4 million as a result of this change in accounting estimate. The decrease in 2002 was primarily due to the elimination of goodwill amortization in accordance with SFAS No. 142, but was offset by the increased amortization of identifiable intangible assets from new acquisitions consummated in 2002.

Depreciation

          Depreciation increased 8.6% in 2004, 13.2% in 2003 and 10.8% in 2002. These increases were primarily due to the purchase of new computer and related equipment, and the depreciation associated with new agency acquisitions.

Interest Expense

          Interest expense increased $3.5 million, or 97.5%, in 2004 as a result of the funding of $200 million of unsecured senior notes in the third quarter of 2004. Interest expense decreased in 2003 by $1.0 million, or 22.2%, and $1.0 million, or 18.3%, in 2002 as a result of reductions in our outstanding debt.

Income Taxes

          The effective tax rate on income from operations was 37.7% in 2004, 37.5% in 2003 and 36.6% in 2002. The higher effective tax rate in 2004, compared with 2003 and 2002, was primarily the result of increased amounts of business conducted in states having higher state tax rates.

RESULTS OF OPERATIONS - SEGMENT INFORMATION

          As discussed in Note 17 of the Notes to Consolidated Financial Statements, we operate in four reportable segments: the Retail, National Programs, Brokerage and Service Divisions. On a Divisional basis, increases in amortization, depreciation and interest expenses are the result of new acquisitions in that division in a particular year. Likewise, other income in each division primarily reflects net gains on sales of customer accounts and fixed assets. Additionally, increases in non-cash stock grant compensation is more dependent on increases in the Company’s average stock price than on the Divisional results. As such, in evaluating the operational efficiency of a Division, management places greater emphasis on the net internal growth rate of core commissions and fees revenue, and the gradual improvement of the ratio of employee compensation and benefits to total revenues, and the gradual improvement of the ratio of other operating expenses to total revenues.

Retail Division

          The Retail Division provides a broad range of insurance products and services to commercial, public entity, professional and individual customers. More than 97% of the Retail Division’s commissions and fees revenue are commission-based. Since the majority of our operating expenses do not change as premiums fluctuate, we believe that most of any fluctuation in the commissions that we receive will be reflected in our pre-tax income. The Retail Division’s commissions and fees revenue accounted for 75.4% of our total consolidated commissions and fees revenue in 2002 but declined to 71.7% in 2004, mainly due to continued acquisitions in the National Programs and Brokerage Divisions.

          Financial information relating to our Retail Division is as follows (in thousands, except percentages):

		Percent			Percent
	2004	Change		2003	Change	2002

REVENUES

Commissions and fees	$431,767	16.4%		$371,004	14.8%	$323,060
Contingent commissions	26,169	7.3%		24,381	34.8%	18,087
Investment income	567	930.9%		55	(98.9)%	4,943
Other income, net	2,845	(20.3)%		3,570	324.5%	841

Total revenues	461,348	15.6%		399,010	15.0%	346,931

EXPENSES

Employee compensation and benefits	225,438	15.4%		195,323	15.3%	169,366
Non-cash stock grant compensation	1,599	(12.9	) %	1,835	12.7%	1,628
Other operating expenses	77,780	15.3%		67,487	4.1%	64,844
Amortization	15,314	22.7%		12,476	13.4%	10,997
Depreciation	5,734	(0.6	) %	5,771	12.0%	5,153
Interest	21,846	23.2%		17,732	5.9%	16,741

Total expenses	347,711	15.7%		300,624	11.9%	268,729

Income before income taxes	$113,637	15.5%		$98,386	25.8%	$78,202

Net internal growth rate - core commissions and fees	2.7%			4.0%		8.8%
Employee compensation and benefits ratio	48.9%			49.0%		48.8%
Other operating expenses ratio	16.9%			16.9%		18.7%
Capital expenditures	$5,568			$5,904		$5,784
Total assets at December 31	$843,823			$623,648		$521,073

          The Retail Division’s total revenues in 2004 increased $62.3 million to $461.3 million, a 15.6% increase over 2003. Of this increase, approximately $59.9 million related to commissions and fees from acquisitions for which there were no comparable revenues in 2003. The remaining increase was primarily due to net new business growth. During 2004, we sold our four retail offices in North Dakota and other books of businesses in various offices. With respect to these assets sold during 2004, $6.7 million of commissions and fees revenue were earned in 2003 for which there were no revenues recognized in the comparable 2004 period. Therefore, the Retail Division’s net internal growth rate in core commissions and fees revenue was 2.7% in 2004, excluding therevenues recognized in 2004 from new acquisitions and the 2003 commissions and fees from divested business. The net internal growth rate of core commissions and fees revenue for the Retail Division in 2003 and 2002 was 4.0% and 8.8%, respectively. The decline in the net internal growth rate from commissions and fees revenue from 2002 to 2004 primarily reflects the softening of insurance premium rates during that period.

          Income before income taxes in 2004 increased $15.3 million to $113.6 million, a 15.5% increase over 2003. This increase was due to revenues from acquisitions, a positive internal growth rate and the continued focus on holding our general expense growth rate to a lower percentage than our revenue growth rate.

          Total revenues in 2003 increased $52.1 million to $399.0 million, a 15.0% increase over 2002. Of this increase, approximately $42.2 million related to commissions and fees from acquisitions for which there were no comparable revenues in 2002. The remaining increase was due to net new business growth and rising premium rates during the first half of 2003. During 2003, we sold certain offices and books of businesses which earned approximately $7.0 million in commissions and fees in 2002 for which there were no revenues recognized in the comparable 2003 period.

          Income before income taxes in 2003 increased $20.2 million to $98.4 million, a 25.8% increase over 2002. This increase was due to revenues from acquisitions, increases in premium rates and improved cost structure related to those entities acquired during 2002.

National Programs Division

          The National Programs Division is comprised of two units: Professional Programs, which provides professional liability and related package products for certain professionals delivered through nationwide networks of independent agents; and Special Programs, which markets targeted products and services designated for specific industries, trade groups, public entities and market niches. Like the Retail Division, the National Programs Division’s revenues are essentially all commission-based.

          Financial information relating to our National Programs Division is as follows (in thousands, except percentages):

	2004	Percent Change	2003	Percent Change	2002

REVENUES

Commissions and fees	$111,080	28.0%	$86,787	53.0%	$56,716
Contingent commissions	827	(77.0)%	3,598	1.0%	3,564
Investment income	139	(2.8)%	143	(87.1)%	1,1 12
Other income (loss), net	46	(154.8)%	(84)	(69.2)%	(273)

Total revenues	112,092	23.9%	90,444	48.0%	61,1 19

EXPENSES

Employee compensation and benefits	45,278	37.4%	32,951	63.6%	20,140
Non-cash stock grant compensation	235	36.6%	172	(12.7)%	197
Other operating expenses	16,581	26.5%	13,1 10	62.4%	8,073
Amortization	5,882	31.1%	4,488	70.8%	2,627
Depreciation	1,583	31.0%	1,208	25.3%	964
Interest	8,603	26.3%	6,810	187.5%	2,369

Total expenses	78,162	33.1%	58,739	70.9%	34,370

Income before income taxes and minority interest	$33,930	7.0%	$31,705	18.5%	$26,749

Net internal growth rate - core commissions and fees	4.5%		1 1.2%		19.7%
Employee compensation and benefits ratio	40.4%		36.4%		33.0%
Other operating expenses ratio	14.8%		14.5%		13.2%
Capital expenditures	$2,693		$2,874		$487
Total assets at December 31	$359,551		$273,363		$208,769

          Total revenues in 2004 increased $21.6 million to $112.1 million, a 23.9% increase over 2003. Of this increase, approximately $21.6 million related to commissions and fees from acquisitions for which there were no comparable revenues in 2003. During 2004, we discontinued several programs, including our professional medical program, which generated approximately $1.2 million in revenues in 2003 but for which there were no comparable revenues in 2004. Therefore, the National Program Division’s internal growth rate for core commissions and fees was 4.5%, excluding commissions and fees recognized in 2004 from new acquisitions and the 2003 commissions and fees from divested business. The net internal growth rate for core commissions and fees for the National Programs Division in 2003 and 2002, was 11.2% and 19.7%, respectively. The decline in the internal growth rates from core commissions and fees from 2002 through 2004 was primarily related to declining insurance premium rates in our condominium program at our Florida Intracoastal Underwriters (FIU) profit center. The insurance rates in this program are expected to be up slightly in 2005 due to the impact of the hurricanes in 2004.

          Income before income taxes and minority interest in 2004 increased $2.2 million to $33.9 million, a 7.0% increase over 2003, of which the majority related to the revenues derived from acquisitions completed in 2004, but offset primarily by lower earnings at FIU. The ratio of employee compensation and benefits to total revenues and the ratio of other operating expenses to total revenue were higher in 2004 than 2003, primarily due to two reasons: (1) 2004 total revenues reflected $2.8 million less profit sharing contingency income than in 2003 due primarily to the impact of the 2004 hurricanes in Florida, and (2) the 2003 and 2004 acquisitions reporting in this Division accounted for 30% of the Division’s total revenues, but operated only in the 30% to 40% operating profit margin range, thereby diluting the historical aggregate operating profit margin of this Division.

          Total revenues in 2003 increased $29.3 million to $90.4 million, a 48.0% increase over 2002. Of this increase, approximately $26.0 million was from CalSurance Associates, which was acquired in November 2002, and several other agencies that were acquired that offer unique property and casualty insurance products designed for governmental agencies. The remaining increase was primarily related to net new business growth. In 2002, the underwriting insurance company on our professional medical program opted not to renew this contract effective March 2003 and, without a replacement company, the 2003 revenues of this program dropped to $0.8 million compared to $2.3 million in 2002. In 2004, this program ceased operations.

          Income before income taxes and minority interest in 2003 increased $5.0 million to $31.7 million, a 18.5% increase over 2003, of which the majority related to the revenues derived from the CalSurance Associates acquisition completed in 2002.

Brokerage Division

          The Brokerage Division markets and sells excess and surplus commercial insurance and reinsurance, primarily through independent agents and brokers. Like the Retail and National Programs Divisions, essentially all of the Brokerage Division’s revenues are commission-based.

          Financial information relating to our Brokerage Division is as follows (in thousands, except percentages):

	2004	Percent Change	2003	Percent Change	2002

REVENUES

Commissions and fees	$37,929	39.5%	$27,183	23.3%	22,038
Contingent commissions	3,656	(19.7)%	4,555	174.1%	1,662
Investment income	—	—	—	—	207
Other income (loss), net	18	800.0%	2	(96.5)%	57

Total revenues	41,603	31.1%	31,740	32.4%	23,964

EXPENSES

Employee compensation and benefits	19,782	47.3%	13,426	21.8%	11,027
Non-cash stock grant compensation	100	(39.0)%	164	19.7%	137
Other operating expenses	7,800	38.9%	5,614	19.3%	4,706
Amortization	757	142.6%	312	39.3%	224
Depreciation	508	53.5%	331	24.9%	265
Interest	1,319	72.4%	765	35.6%	564

Total expenses	30,266	46.8%	20,612	21.8%	16,923

Income before income taxes	$11,337	1.9%	$11,128	58.0%	7,041

Net internal growth rate - core commissions and fees	14.1%		19.7%		65.0%
Employee compensation and benefits ratio	47.5%		42.3%		46.0%
Other operating expenses ratio	18.7%		17.7%		19.6%
Capital expenditures	$694		$824		$338
Total assets at December 31	$128,699		$74,390		$65,376

          Total revenues in 2004 increased $9.9 million to $41.6 million, a 31.1% increase over 2003. Of this increase, approximately $7.0 million related to commissions and fees from acquisitions for which there were no comparable revenues in 2003. The Brokerage Division’s internal growth rate for core commissions and fees in 2004 was 14.1%, excluding commissions and fees recognized in 2004 from new acquisitions. The net internal growth rate for core commissions and fees for the Brokerage Division in 2003 and 2002, was 19.7% and 65.0%, respectively. The decline in the internal growth rates from core commissions and fees in 2004 from 2003 was primarily related to the decline in the net new business generated by our reinsurance brokerage unit and the gradual softening of insurance premium rates. The significantly higher internal growth rates in 2002 reflect the significant new business growth of our start-up wholesale brokerage operations over the Division’s much smaller core revenue base in 2001.

          As a result of the Brokerage Division’s net new business growth, income before income taxes in 2004 increased $0.2 million to $11.3 million, a 1.9% increase over 2003. The ratio of employee compensation and benefits to total revenues and the ratio of other operating expenses to total revenue were higher in 2004 than 2003, primarily due to two reasons: (1) 2004 total revenues reflected $0.9 million less profit sharing contingency income than in 2003, and (2) during 2004, we started several new branches of our Peachtree Special Risk Brokers unit and the start-up salaries and operational costs diluted the Division’s normal operating profit margins.

          Total Brokerage Division revenues in 2003 increased $7.8 million to $31.7 million, a 32.4% increase over 2002. Of this increase, $2.4 million related to commissions and fees from acquisitions for which there was no comparable revenue in 2003. The remaining increase is primarily due to net new business growth.

          Primarily as a result of the Brokerage Division’s strong net new business growth, income before income taxes in 2003 increased $4.1 million to $11.1 million, a 58.0% increase over 2002.

Services Division

          The Services Division provides insurance-related services, including third-party administration, consulting for the workers’ compensation and employee benefit self-insurance markets, and managed healthcare services. Unlike our other segments, approximately 94% of the Services Division’s 2004 commissions and fees revenue are generated from fees, which are not significantly affected by fluctuations in general insurance premiums.

          Financial information relating to our Service Division is as follows (in thousands, except percentages):

	2004	Percent Change	2003	Percent Change	2002

REVENUES

Commissions and fees	$25,807	(7.6)%	$27,920	1.6%	$27,478
Contingent commissions	—	—	—	—	—
Investment income	—	—	—	—	412
Other income (loss), net	1,002	49.3%	671	—	6

Total revenues	26,809	(6.2)%	28,591	2.5%	27,896

EXPENSES

Employee compensation and benefits	14,961	(5.8)%	15,876	—	15,882
Non-cash stock grant compensation	108	(32.9)%	161	15.0%	140
Other operating expenses	4,873	(23.9)%	6,407	(6.0)%	6,817
Amortization	36	(2.7)%	37	(2.6)%	38
Depreciation	387	(8.5)%	423	(11.7)%	479
Interest	69	(57.4)%	162	(16.5)%	194

Total expenses	20,434	(11.4)%	23,066	(2.1)%	23,550

Income before income taxes	$6,375	15.4%	$5,525	27.1%	$4,346

Net internal growth rate - core commissions and fees	16.6%		7.9%		1 1.4%
Employee compensation and benefits ratio	55.8%		55.5%		56.9%
Other operating expenses ratio	18.2%		22.4%		24.4%
Capital expenditures	$788		$234		$250
Total assets at December 31	$13,760		$13,267		$12,318

          Total revenues in 2004 decreased $1.8 million to $26.8 million, a 6.2% decrease from 2003. Of this decrease, approximately $6.6 million related to commissions and fees from medical third-party administration (TPA) business units sold in 2004 and 2003. These operations were sold because their respective operating profit margins were not expected to exceed the 10%-12% range, and as such, were not acceptable returns in our culture. Services Division’s internal growth rate for core commissions and fees was 16.6% in 2004, excluding the 2003 commissions and fees from divested business. The net internal growth rate for core commissions and fees for the Services Division in 2003 and 2002 was 7.9% and 11.4%, respectively. The positive internal growth rates from commissions and fees from 2002 through 2004 primarily reflect the strong net new business growth from our workers’ compensation and public risk TPA businesses.

          Income before income taxes in 2004 increased $0.9 million to $6.4 million, a 15.4% increase over 2003, primarily due to strong net new business growth and the elimination of the lower margin medical TPA businesses sold in 2003 and 2004.

          The Services Division’s total revenues in 2003 increased $0.7 million to $28.6 million, a 2.5% increase over 2002. The majority of the increase was the result of net new business growth.

          Income before income taxes in 2003 increased $1.2 million to $5.5 million, a 27.1% increase over 2002, primarily due to strong net new business growth and the elimination of the lower margin medical TPA business sold in 2003.

Quarterly Operating Results

          The following table sets forth our quarterly results for 2004 and 2003.

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2004
Total revenues	$165,565	$157,942	$160,381	$163,046
Income before income taxes	$59,360	$52,529	$48,256	$46,804
Net income	$36,348	$32,153	$30,086	$30,256
Net income per share:
Basic	$0.53	$0.47	$0.44	$0.44
Diluted	$0.53	$0.46	$0.43	$0.43

2003
Total revenues	$144,736	$137,858	$133,545	$134,901
Income before income taxes	$49,001	$44,524	$41,626	$41,331
Net income	$30,536	$27,935	$26,051	$25,800
Net income per share:
Basic	$0.45	$0.41	$0.38	$0.38
Diluted	$0.44	$0.41	$0.38	$0.37

LIQUIDITY AND CAPITAL RESOURCES

          Our cash and cash equivalents of $188.1 million at December 31, 2004 reflected an increase of $131.2 million over the $56.9 million balance at December 31, 2003. During 2004, $170.2 million of cash was provided from operating activities, and $200.0 million was provided from the issuance of new privately-placed, unsecured senior notes. Also during this period, $202.7 million of cash was used for acquisitions, $10.2 million was used for additions to fixed assets, $18.6 million was used for payments on long-term debt and $20.0 million was used for payment of dividends.

          Our cash and cash equivalents of $56.9 million at December 31, 2003 reflected a decrease of $11.1 million from our December 31, 2002 balance of $68.0 million. During 2003, $142.7 million of cash was provided from operating activities. Also during the period, $100.3 million of cash was used for acquisitions, $15.9 million was used for additions to fixed assets, $28.0 million was used for payments on long-term debt and $16.6 million was used for payments of dividends.

          Our cash and cash equivalents of $68.0 million at December 31, 2002 reflected an increase of $52.0 million over our December 31, 2001 balance of $16.0 million. During 2002, $70.1 million of cash was provided from operating activities and $149.4 million was raised from the sale of 5,000,000 shares of additional common stock in a follow-on stock offering in March 2002. From these total funds, $120.9 million of cash was used for acquisitions, $23.7 million was used to repay long-term debt, $13.4 million was used to pay dividends and $7.3 million was used for additions to fixed assets.

          Our ratio of current assets to current liabilities (the “current ratio”) was 1.48 and 1.14 at December 31, 2004 and 2003, respectively.

          As of December 31, 2004, our contractual cash obligations were as follows:

Contractual Cash Obligations

(in thousands)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt	$243,174	$16,128	$26,572	$287	$200,187
Capital lease obligations	24	7	15	2	—
Other long-term liabilities	8,160	5,112	1,230	631	1,187
Operating leases	76,065	18,382	26,282	17,358	14,043
Maximum future acquisition contingency payments	107,137	29,836	77,301	—	—

Total contractual cash obligations	$434,560	$69,465	$131,400	$18,278	$215,417

          In July 2004, we completed a private placement of $200 million of unsecured senior notes (the “Notes”). The $200 million is divided into two series: Series A, for $100 million due in 2011 and bearing interest at 5.57% per year; and Series B, for $100 million due in 2014 and bearing interest at 6.08% per year. The closing on the Series B Notes occurred on July 15, 2004. The closing on the Series A Notes occurred on September 15, 2004. We have used, and anticipate continuing to use, the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. As of December 31, 2004, there was an outstanding balance of $200 million on the Notes.

          In September 2003, we established an unsecured revolving credit facility with a national banking institution that provided for available borrowings of up to $75 million, with a maturity date of October 2008, bearing an interest rate based upon the 30-, 60- or 90-day LIBOR plus 0.625% to 1.625%, depending upon our quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization and non-cash stock grant compensation. A commitment fee of 0.175% to 0.375% per annum was assessed on the unused balance. The 90-day LIBOR was 2.56% as of December 31, 2004. There were no borrowings against this facility at December 31, 2004.

          In January 2001, we entered into a $90 million, unsecured seven-year term loan agreement with a national banking institution. Borrowings under this facility bear interest based upon the 30-, 60- or 90-day LIBOR plus a credit risk spread ranging from 0.50% to 1.00%, depending upon our quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization and non-cash stock grant compensation. The 90-day LIBOR was 2.56% as of December 31, 2004. The loan was fully funded on January 3, 2001, and a balance of $38.6 million remained outstanding as of December 31, 2004. This loan is to be repaid in equal quarterly principal installments of $3.2 million through December 2007. Effective January 2, 2002, we entered into an interest rate swap agreement with a national banking institution to lock in an effective fixed interest rate of 4.53% for the remaining six years of the term loan, excluding our credit risk spread of between 0.50% and 1.00%.

          In 1991, we entered into a long-term unsecured credit agreement with a major insurance company that provided for borrowings at an interest rate equal to the prime rate (9.25% at December 31, 2002) plus 1.00%. In accordance with an August 1, 1998 amendment to this credit agreement, the outstanding balance was repaid in August 2003, thus ending the credit agreement.

          All of our credit agreements require us to maintain certain financial ratios and comply with certain other covenants. We were in compliance with all such covenants as of December 31, 2004 and 2003.

          Neither we nor our subsidiaries have ever incurred off-balance sheet obligations through the use of, or investment in, off-balance sheet derivative financial instruments or structured finance or special purpose entities organized as corporations, partnerships or limited liability companies or trusts.

          We believe that our existing cash, cash equivalents, short-term investment portfolio and funds generated from operations, together with our unsecured revolving credit facility described above, will be sufficient to satisfy our normal liquidity needs through at least the end of 2005. Additionally, we believe that funds generated from future operations will be sufficient to satisfy our normal liquidity needs, including the required annual principal payments on our long-term debt.

          Historically, much of our cash has been used for acquisitions. If additional acquisition opportunities should become available that exceed our current cash flow, we believe that given our relatively low debt to total capitalization ratio, we would have the ability to raise additional capital through either the private or public debt markets.

          In December 2001, a universal “shelf” registration statement that we filed with the Securities and Exchange Commission (SEC) covering the public offering and sale, from time to time, of an aggregate of up to $250 million of debt and/or equity securities, was declared effective. The net proceeds from the sale of such securities could be used to fund acquisitions and for general corporate purposes, including capital expenditures, and to meet working capital needs. The common stock follow-on offering of 5,000,000 shares in March 2002 was made pursuant to this “shelf” registration statement. As of December 31, 2004, approximately $90.0 million of the universal “shelf” registration remains available. If we needed to publicly raise additional funds, we may need to register additional securities with the SEC.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and equity prices. We are exposed to market risk through our investments, revolving credit line and term loan agreements.

Our invested assets are held as cash and cash equivalents, restricted cash, available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit. These investments are subject to interest rate risk and equity price risk. The fair values of our cash and cash equivalents, restricted cash, and certificates of deposit at December 31, 2004 and 2003 approximated their respective carrying values due to their short-term duration and therefore such market risk is not considered to be material.

We do not actively invest or trade in equity securities.  In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date. However, we have no current intentions to add or dispose of any of the 559,970 common stock shares of Rock-Tenn Company, a publicly-held NYSE company, which we have owned for more than ten years.  The investment in Rock-Tenn Company accounted for 68% and 86% of the total value of available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit as of December 31, 2003 and 2002, respectively.  The value of our holdings of Rock-Tenn Company’s common stock at December 31, 2004 and 2003 was approximately $8.5 million and $9.7 million, respectively.  Each 10% decrease in market value of these securities would result in a decrease in value of approximately $850,000 and $970,000, from the fair value of those investments at December 31, 2004 and 2003, respectively.

To hedge the risk of increasing interest rates from January 2, 2002 through the remaining six years of our seven-year $90 million term loan, on December 5, 2001 we entered into an interest rate swap agreement  with a notional amount of $38,571,000 that effectively converted the floating rate interest payments based on a London Interbank Offering Rate (“LIBOR”) to fixed interest rate payments at 4.53%.  This agreement did not impact or change the required 0.50% to 1.00% credit risk spread portion of the term loan.  The fair value of this interest rate swap agreement at December 31, 2004, was a liability of $722,000.   A sensitivity analysis has been prepared to estimate the Company’s exposure to marked risk related to its interest rate position.  Market risk is estimated as the potential loss in fair value resulting from a hypothetical 100 basis point change in interest rates relating to the interest rate swap agreement.  A hypothetical 100 basis point increase in interest rates would result in a change of $512,362 in the interest rate swap agreement.  We do not otherwise enter into derivatives, swaps or other similar financial instruments for trading or speculative purposes.

ITEM 8.	Financial Statements and Supplementary Data

INDEX to Financials

25	Consolidated Statements of Income

26	Consolidated Balance Sheets

27	Consolidated Statements of Shareholders’ Equity

28	Consolidated Statements of Cash Flows

29	Notes to Consolidated Financial Statements

52	Report of Independent Registered Public Accounting Firm

Certain information required by this item is included in Item 7 of Part II of this Annual Report under the heading “Quarterly Operating Results” and is incorporated into this item by reference.

CONSOLIDATED STATEMENTS OF Income

	Year Ended December,
(in thousands, except per share data)	2004	2003	2002

REVENUES
Commissions and fees	$638,267	$545,287	$452,289
Investment income	2,715	1,428	2,945
Other income, net	5,952	4,325	508

Total revenues	646,934	551,040	455,742

EXPENSES
Employee compensation and benefits	314,221	268,372	224,755
Non-cash stock grant compensation	2,625	2,272	3,823
Other operating expense	84,927	74,617	66,554
Amortization	22,146	17,470	14,042
Depreciation	8,910	8,203	7,245
Interest	7,156	3,624	4,659

Total expenses	439,985	374,558	321,078

Income before income taxes and minority interest	206,949	176,482	134,664
Income taxes	78,106	66,160	49,271
Minority interest, net of income tax	—	—	2,271

Net income	$128,843	$110,322	$83,122

Net income per share:
Basic	$1.87	$1.61	$1.24
Diluted	$1.86	$1.60	$1.22

Weighted average number of shares outstanding:
Basic	68,909	68,327	67,283
Diluted	69,444	68,897	68,043

Dividends declared per share	$0.29	$0.2425	$0.20

See accompanying notes to consolidated financial statements.

CONSOLIDATED Balance Sheets

	At December 31,
(in thousands, except per share data)	2004	2003

ASSETS
Current Assets:
Cash and cash equivalents	$188,106	$56,926
Restricted cash and investments	147,483	116,543
Short-term investments	3,163	382
Premiums, commissions and fees receivable	172,395	146,672
Other current assets	28,819	22,943

Total current assets	539,966	343,466
Fixed assets, net	33,438	32,396
Goodwill	360,843	237,753
Amortizable intangible assets, net	293,009	232,934
Investments	9,328	10,845
Other assets	12,933	8,460

Total assets	$1,249,517	$865,854

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Premiums payable to insurance companies	$242,414	$199,628
Premium deposits and credits due customers	32,273	22,223
Accounts payable	16,257	11,282
Accrued expenses	58,031	49,691
Current portion of long-term debt	16,135	18,692

Total current liabilities	365,110	301,516
Long-term debt	227,063	41,107
Deferred income taxes, net	24,859	15,018
Other liabilities	8,160	10,178
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock, par value $0.10 per share; authorized 280,000 shares; issued and outstanding 69,159 at 2004 and 68,561 at 2003	6,916	6,856
Additional paid-in capital	187,280	170,130
Retained earnings	425,662	316,822
Accumulated other comprehensive income, net of related income tax effect of $2,617 at 2004 and $2,591 at 2003	4,467	4,227

Total shareholders’ equity	624,325	498,035

Total liabilities and shareholders’ equity	$1,249,517	$865,854

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF Shareholders’Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

(in thousands, except per share data)	Shares Outstanding	Par Value

Balance at January 1, 2002	63,194	$6,319	$11,181	$153,392	$4,393	$175,285
Net income				83,122		83,122
Net unrealized holding loss on available-for-sale securities					(270)	(270)
Net loss on cash-flow hedging derivative					(2,017)	(2,017)

Comprehensive income						80,835
Proceeds from issuance of common stock, net of expenses	5,000	500	148,937			149,437
Common stock purchased for employee stock benefit plans	(400)	(40)	(10,102)			(10,142)
Common stock issued for employee stock benefit plans	380	38	9,430			9,468
Common stock issued to directors	4	1	118			119
Cash dividends paid ($0.20 per share)				(13,412)		(13,412)

Balance at December 3 1, 2002	68,178	6,818	159,564	223,102	2,106	391,590

Net income				110,322		110,322
Net unrealized holding gain on available-for-sale securities					1,395	1,395
Net gain on cash-flow hedging derivative					726	726

Comprehensive income						112,443
Common stock purchased for employee stock benefit plans	(81)	(8)	(2,326)			(2,334)
Common stock issued for employee stock benefit plans	460	46	9,249			9,295
Income tax benefit from exercise of stock options			3,530			3,530
Common stock issued to directors	4		113			113
Cash dividends paid ($0.2425 per share)				(16,602)		(16,602)

Balance at December 3 1, 2003	68,561	6,856	170,130	316,822	4,227	498,035

Net income				128,843		128,843
Net unrealized holding loss on available-for-sale securities					(649)	(649)
Net gain on cash-flow hedging derivative					889	889

Comprehensive income						129,083
Common stock issued for agency acquisition	200	20	6,224			6,244
Common stock issued for employee stock benefit plans	395	40	10,565			10,605
Income tax benefit from exercise of stock options			234			234
Common stock issued to directors	3		127			127
Cash dividends paid ($0.29 per share)				(20,003)		(20,003)

Balance at December 3 1, 2004	69,159	$6,916	$187,280	$425,662	$4,467	$624,325

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF Cash Flows

	Year Ended December 31,
(in thousands)	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$128,843	$110,322	$83,122
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	22,146	17,470	14,042
Depreciation	8,910	8,203	7,245
Non-cash stock grant compensation	2,625	2,272	3,823
Deferred income taxes	8,840	8,370	1,191
Income tax benefit from exercise of stock options	234	3,530	—
Net (gain) loss on sales of investments, fixed assets and customer accounts	(5,999)	(3,836)	1
Minority interest in earnings	—	—	3,693
Changes in operating assets and liabilities, net of effect from insurance agency acquisitions and disposals:
Restricted cash and investments (increase)	(30,940)	(13,550)	(52,665)
Premiums, commissions and fees receivable (increase)	(22,907)	(2,553)	(39,749)
Other assets (increase)	(3,953)	(4,605)	(4,404)
Premiums payable to insurance companies increase	41,473	7,946	36,512
Premium deposits and credits due customers increase	9,997	5,500	4,599
Accounts payable increase (decrease)	3,608	(1,732)	(3,957)
Accrued expenses increase	7,140	5,551	12,788
Other liabilities increase (decrease)	186	(163)	3,873

Net cash provided by operating activities	170,203	142,725	70,114

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(10,152)	(15,946)	(7,275)
Payments for businesses acquired, net of cash acquired	(202,664)	(100,270)	(120,926)
Proceeds from sales of fixed assets and customer accounts	6,330	4,975	4,923
Purchases of investments	(3,142)	—	(111)
Proceeds from sales of investments	1,107	106	122

Net cash used in investing activities	(208,521)	(111,135)	(123,267)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	200,000	—	—
Payments on long-term debt	(18,606)	(28,024)	(23,722)
Borrowings on revolving credit facility	50,000	—	—
Payments on revolving credit facility	(50,000)	—	—
Proceeds from issuance of common stock, net of expenses	—	—	149,437
Issuances of common stock for employee stock benefit plans	8,107	7,136	5,765
Purchase of common stock for employee stock benefit plan	—	(2,334)	(10,142)
Cash dividends paid	(20,003)	(16,602)	(13,412)
Cash distribution to minority interest shareholders	—	(2,890)	(2,771)

Net cash provided by (used in) financial activities	169,498	(42,714)	105,155

Net increase (decrease) in cash and cash equivalents	131,180	(1 1,124)	52,002
Cash and cash equivalents at beginning of year	56,926	68,050	16,048

Cash and cash equivalents at end of year	$188,106	$56,926	$68,050

See accompanying notes to consolidated financial statements.

NOTES TO Consolidated Financial Statements

NOTE  1  Summary of Significant Accounting Policies

Nature of Operations

          Brown & Brown, Inc., a Florida corporation, and its subsidiaries (Brown & Brown) is a diversified insurance agency and brokerage that markets and sells to its customers insurance products and services, primarily in the property and casualty area. Brown & Brown’s business is divided into four reportable segments: the Retail Division, which provides a broad range of insurance products and services to commercial, public entity, professional and individual customers; the National Programs Division, which is comprised of two units — Professional Programs, which provides professional liability and related package products for certain professionals delivered through nationwide networks of independent agents, and Special Programs, which markets targeted products and services designated for specific industries, trade groups, governmental entities and market niches; the Brokerage Division, which markets and sells excess and surplus commercial insurance and reinsurance, primarily through independent agents and brokers; and the Services Division, which provides insurance-related services, including third-party administration, consulting for the workers’ compensation and employee benefit self-insurance markets, and managed healthcare services.

Principles of Consolidation

          The accompanying Consolidated Financial Statements include the accounts of Brown & Brown, Inc. and its subsidiaries. All significant intercompany account balances and transactions have been eliminated in the Consolidated Financial Statements. Any outside or third-party interests in Brown & Brown’s net income and net assets are reflected as minority interest in the accompanying Consolidated Financial Statements.

Reclassification

          Certain amounts for the prior periods have been reclassified to conform to the current period presentations.

Revenue Recognition

          Commission revenue is recognized as of the effective date of the insurance policy or the date the customer is billed, whichever is later. At that date, the earnings process has been completed and Brown & Brown can reliably estimate the impact of policy cancellations for refunds and establish reserves accordingly. The reserve for policy cancellations is based upon historical cancellation experience adjusted by known circumstances. The policy cancellation reserve was $3,771,000 and $3,765,000 at December 31, 2004 and 2003, respectively, and is periodically evaluated and adjusted as necessary. Subsequent commission adjustments are recognized upon notification from the insurance companies. Commission revenues are reported net of commissions paid to sub-brokers. Contingent commissions from insurance companies are recognized when determinable, which is when such commissions are received. Fee income is recognized as services are rendered.

Use of Estimates

          The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosures of contingent assets and liabilities, at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Cash and Cash Equivalents

          Cash and cash equivalents principally consist of demand deposits with financial institutions and highly liquid investments having maturities of three months or less when purchased.

Restricted Cash and Investments, and Premiums, Commissions and Fees Receivable

          In its capacity as an insurance agent or broker, Brown & Brown typically collects premiums from insureds and, after deducting its authorized commissions, remits the net premiums to the appropriate insurance companies. Accordingly, as reported in the Consolidated Balance Sheets, “premiums” are receivable from insureds. Unremitted net insurance premiums are held in a fiduciary capacity until disbursed by Brown & Brown. Brown & Brown invests these unremitted funds only in cash, money market accounts, commercial paper and debt securities held for a short term, and reports such amounts as restricted cash on the Consolidated Balance Sheets. Debt securities held for a short term consisted of $62,675,000 and $16,000,000 of “auction rate securities” (ARS) as of December 31, 2004 and 2003, respectively. In certain states where Brown & Brown operates, the use and investment alternatives for these funds are regulated by various state agencies. The interest income earned on these unremitted funds is reported as investment income in the Consolidated Statements of Income.

          In other circumstances, the insurance companies collect the premiums directly from the insureds and remit the applicable commissions to Brown & Brown. Accordingly, as reported in the Consolidated Balance Sheets, “commissions” are receivable from insurance companies. “Fees” are primarily receivable from customers of Brown & Brown’s Services Division.

Investments

          Marketable debt securities held by Brown & Brown consist of ARS. These ARS are purchased for their investment yields for short periods of time, generally 15 to 35 days, between specified “auction dates.” However, since these securities have underlying stated maturity dates of 20 to 30 years, they are classified as “trading” and are reported at their fair value. These ARS are purchased for their short-term interest earnings, and there is generally no gain or loss on the sale or “maturity” of these trading securities.

          Marketable equity securities held by Brown & Brown have been classified as “available-for-sale” and are reported at estimated fair value, with the accumulated other comprehensive income (unrealized gains and losses), net of related income tax effect, reported as a separate component of shareholders’ equity. Realized gains and losses and declines in value below cost that are judged to be other-than-temporary on available-for-sale securities are reflected in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income in the Consolidated Statements of Income.

          As of December 31, 2004 and 2003, Brown & Brown’s marketable equity securities principally represented a long-term investment of 559,970 shares of common stock in Rock-Tenn Company. Brown & Brown’s Chief Executive Officer serves on the board of directors of Rock-Tenn Company. Brown & Brown has no current intention of adding to or selling these shares.

          Non-marketable equity securities and certificates of deposit having maturities of more than three months when purchased are reported at cost and are adjusted for other-than-temporary market value declines.

          Net unrealized holding gains on available-for-sale securities included in accumulated other comprehensive income reported in shareholders’ equity was $4,922,000 at December 31, 2004 and $5,571,000 at December 31, 2003, net of deferred income taxes of $2,884,000 and $3,415,000, respectively.

Fixed Assets

          Fixed assets including leasehold improvements are carried at cost, less accumulated depreciation and amortization. Expenditures for improvements are capitalized, and expenditures for maintenance and repairs are expensed to operations as incurred. Upon sale or retirement, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss, if any, is reflected in other income. Depreciation has been determined using the straight-line method over the estimated useful lives of the related assets, which range from three to 10 years. Leasehold improvements are amortized on the straight-line method over the term of the related lease.

Goodwill and Amortizable Intangible Assets

          In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” (SFAS No. 141), which requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from such business combinations. The excess of the purchase price of an acquisition over the fair value of the identifiable tangible and amortizable intangible assets is assigned to goodwill.

          Effective January 1, 2002, Brown & Brown adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), which provides for the non-amortization of goodwill. Goodwill is now subject to at least an annual assessment for impairment by applying a fair-value based test. Amortizable intangible assets are amortized over their useful lives and are subject to lower-of-cost-or-market impairment testing. SFAS No. 142 requires Brown & Brown to compare the fair value of each reporting unit with its carrying amount to determine if there is potential impairment of goodwill. If the fair value of the reporting unit is less than its carrying value, an impairment loss would be recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. Fair value is estimated based on multiples of revenues, earnings before interest, income taxes, depreciation and amortization (EBITDA) and pre-tax income. Brown & Brown completed its most recent annual assessment as of November 30, 2004 and identified no impairment as a result of the evaluation.

          Amortizable intangible assets are stated at cost, less accumulated amortization, and consist of purchased customer accounts and noncompete agreements. Purchased customer accounts and noncompete agreements are being amortized on a straight-line basis over the related estimated lives and contract periods, which range from five to 15 years. Purchased customer accounts obtained from acquired businesses are records and files that contain information about insurance policies and the related insured parties that are essential to policy renewals.

          As part of Brown & Brown’s annual impairment assessment completed as of November 30, 2004, management determined that the maximum amortization period for the intangible asset, purchased customer accounts, should be reduced from 20 years to 15 years. A change in accounting estimate was recognized to reflect this decision resulting in an increase in the 2004 amortization expense of $529,000, a decrease in net income of $330,000, and no impact on earnings per share. Future annual amortization expenses will increase by approximately $6,400,000 as a result of this change in accounting estimate.

          The carrying value of intangibles attributable to each division comprising Brown & Brown is periodically reviewed by management to determine if the facts and circumstances suggest that they maybe impaired. In the insurance agency and brokerage industry, it is common for agencies or customer accounts to be acquired at a price determined as a multiple of either their corresponding revenues or EBITDA. Accordingly, Brown & Brown assesses the carrying value of its intangible assets by comparison of a reasonable multiple applied to either corresponding revenues or EBITDA, as well as considering the estimated future cash flows generated by the corresponding division. Any impairment identified through this assessment may require that the carrying value of related intangible assets be adjusted; however, no impairments have been recorded for the years ended December 31, 2004, 2003 and 2002.

Derivatives

          Brown & Brown utilizes a derivative financial instrument to reduce interest rate risk. Brown & Brown does not hold or issue derivative financial instruments for trading purposes. In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), which was subsequently amended by SFAS Nos. 137, 138 and 149. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. These standards require that an entity recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair value. Changes in the fair value of those instruments will be reported in earnings or other comprehensive income, depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative, and the resulting effect on the consolidated financial statements, will depend on the derivative’s hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows as compared to changes in the fair value of the liability being hedged.

Stock-Based Compensation and Incentive Plans

          Brown & Brown has elected to account for its stock-based compensation and incentive plans under the intrinsic-value-based method, with pro forma disclosures of net earnings and earnings per share as if the fair-value-based method of accounting defined in SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) had been applied. Under the intrinsic-value-based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Under the fair-value-based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. In December 2002, Brown & Brown adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” which requires presentation of pro forma net income and earnings per share information under SFAS No. 123.

          Pursuant to the above disclosure requirement, the following table provides an expanded reconciliation for all periods presented that adds back to reported net income the recorded expense under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” net of related income tax effects, deducts the total fair value expense under SFAS No. 123, net of related income tax effects, and shows the reported and pro forma earnings per share amounts:

	Year Ended December 31,
(in thousands, except per share data)	2004	2003	2002

Net income as reported	$128,843	$110,322	$83,122
Total stock-based employee compensation cost included in the determination of net income, net of related income tax effects	1,638	1,412	2,370
Total stock-based employee compensation cost determined under fair value method for all awards, net of related income tax effects	(3,436)	(2,868)	(3,832)

Pro forma net income	$127,045	$108,866	$81,660

Earnings per share:
Basic, as reported	$1.87	$1.61	$1.24
Basic, pro forma	$1.84	$1.59	$1.21

Diluted, as reported	$1.86	$1.60	$1.22
Diluted, pro forma	$1.83	$1.58	$1.20

Income Taxes

          Brown & Brown files a consolidated federal income tax return and has elected to file consolidated returns in certain states. Deferred income taxes are provided for in the Consolidated Financial Statements and relate principally to expenses charged to income for financial reporting purposes in one period and deducted for income tax purposes in other periods.

Net Income Per Share

          Basic net income per share is computed by dividing net income available to shareholders by the weighted average number of shares outstanding for the period. Basic net income per share excludes dilution. Diluted net income per share reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock.

          The following table sets forth the computation of basic net income per share and diluted net income per share:

	Year Ended December 31,
(in thousands, except per share data)	2004	2003	2002

Net income	$128,843	$110,322	$83,122

Weighted average number of common shares outstanding	68,909	68,327	67,283
Dilutive effect of stock options using the treasury stock method	535	570	760

Weighted average number of shares outstanding	69,444	68,897	68,043

Net income per share:
Basic	$1.87	$1.61	$1.24
Diluted	$1.86	$1.60	$1.22

Fair Value of Financial Instruments

          The carrying amounts of Brown & Brown’s financial assets and liabilities, including cash and cash equivalents, investments, premiums, commissions and fees receivable, premiums payable to insurance companies, premium deposits and credits due customers and accounts payable, at December 31, 2004 and 2003, approximate fair value because of the short-term maturity of these instruments. The carrying amount of Brown & Brown’s long-term debt approximates fair value at December 31, 2004 and 2003 since the debt is at floating rates. Brown & Brown’s one interest rate swap agreement is reported at its fair value as of December 31, 2004 and 2003.

New Accounting Pronouncement

          In December 2004, the FASB issued revised SFAS No. 123, “Share-Based Payment” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This revised statement, which requires the cost of all share-based payment transactions be recognized in the financial statements, establishes fair value as the measurement objective and requires entities to apply a fair-value-based measurement method in accounting for share-based payment transactions. The revised statement applies to all awards granted, modified, repurchased or cancelled after July 1, 2005. Brown and Brown will adopt revised SFAS No. 123 prior to its effective date.

NOTE  2   Business Combinations

Acquisitions in 2004

          During 2004, Brown & Brown acquired the assets and assumed certain liabilities of 29 general insurance agencies, several books of business (customer accounts), and the outstanding stock of three general insurance agencies. The aggregate purchase price was $199,281,000 including $190,544,000 of net cash payments, the issuance of $1,430,000 in notes payable and the assumption of $7,307,000 of liabilities. All of these acquisitions operate in the insurance intermedi-ary  business and were acquired primarily to expand Brown & Brown’s core businesses and to attract high-quality individuals to the Company. Acquisition purchase prices are typically based on a multiple of operating profit earned over a one- to three-year period after the acquisition effective date, within a minimum and maximum price range. The initial asset allocation of an acquisition is based on the minimum purchase price and any subsequent “earn-out” payment is allocated to Goodwill.

          All of these acquisitions have been accounted for as business combinations and are as follows (in thousands):

Name of Acquisitions	Business Segment	2004 Date of Acquisition	Net Cash Paid	Notes Payable	Recorded Purchase Price

Doyle Consulting Group, Inc., et al.	Retail	February 1	$10,707	$—	$10,707
Statfeld Vantage Insurance Group, L.L.C., et al.	Retail	March 1	26,619	—	26,619
Waldor Agency, Inc.	Retail	March 1	30,412	—	30,412
Proctor Financial, Inc.	National Programs	May 1	31,060	—	31,060
The McDuffee Insurance Agency, Inc.	Retail	July 1	19,020	—	19,020
International E&S Insurance Brokers, Inc., et al.	Brokerage	September 1	18,387	—	18,387
Others	Various	Various	54,339	1,430	55,769

Total			$190,544	$1,430	$191,974

          The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition:

(in thousands)	Doyle	Statfeld	Waldor	Proctor	McDuffee	Int’l E&S	Others	Total

Other current assets	$568	$876	$—	$786	$424	$—	$1,589	$4,243
Fixed assets	100	50	50	200	100	23	451	974
Purchased customer accounts	4,451	8,384	10,807	16,013	6,876	11,123	27,244	84,898
Noncompete agreements	151	11	31	—	11	92	477	773
Goodwill	5,494	17,495	19,524	16,935	11,655	7,271	30,019	108,393

Total assets acquired	10,764	26,816	30,412	33,934	19,066	18,509	59,780	199,281

Other current liabilities	(57)	(197)	—	(2,874)	(46)	(122)	(3,105)	(6,401)
Deferred taxes	—	—	—	—	—	—	(906)	(906)

Total liabilities assumed	(57)	(197)	—	(2,874)	(46)	(122)	(4,011)	(7,307)

Net assets acquired	$10,707	$26,619	$30,412	$31,060	$19,020	$18,387	$55,769	$191,974

          The weighted average useful lives for the above acquired amortizable intangible assets are as follows: purchased customer accounts, 14.8 years, and noncompete agreements, five years.

          Goodwill of $108,393,000 was assigned to the Retail, National Programs and Brokerage Divisions in the amounts of $80,793,000, $20,329,000 and $7,271,000, respectively. Of that total amount, $105,024,000 is expected to be deductible for tax purposes.

          The results of operations for the acquisitions completed during 2004 have been combined with those of Brown & Brown since their respective acquisition dates. If the acquisitions had occurred as of January 1, 2003, Brown & Brown’s results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

	Year Ended December 31,
(in thousands, except per share data)	2004	2003

(Unaudited)
Total revenues	$680,803	$651,221
Income before income taxes	$217,902	$208,365
Net income	$135,667	$130,256
Net income per share:
Basic	$1.97	$1.91
Diluted	$1.95	$1.89
Weighted average number of shares outstanding:
Basic	68,909	68,327
Diluted	69,444	68,897

          Additional consideration paid to sellers or consideration returned to Brown & Brown by sellers as a result of purchase price “earn-out” provisions are recorded as adjustments to intangible assets when the contingencies are settled. The net additional consideration paid by Brown & Brown in 2004 as a result of these adjustments totaled $17,349,000, of which $17,168,000 was allocated to goodwill.  Of the $17,349,000 net additional consideration paid, $12,120,000 was paid in cash, $6,244,000 was issued in common stock, and $1,015,000 was taken back as a forgiveness of a note payable obligation. As of December 31, 2004, the maximum future contingency payments related to acquisitions totaled $107,137,000.

Acquisitions in 2003

          During 2003, Brown & Brown acquired the assets and assumed certain liabilities of 23 general insurance agencies, several books of business (customer accounts) and the remaining 25% ownership of Florida Intracoastal Underwriters. The aggregate purchase price was $86,159,000 including $84,491,000 of net cash payments, the issuance of $1,437,000 in notes payable and the assumption of $231,000 of liabilities. None of these acquisitions, on an individual basis, were material to the consolidated financial statements.

          The following table summarizes the estimated fair values of the aggregate assets acquired as of the date of each acquisition:

(in thousands)

Fixed assets	$802
Purchased customer accounts	48,528
Noncompete agreements	418
Goodwill	36,279
Other assets	132

Total assets acquired	86,159

Other liabilities	(231)

Total liabilities assumed	(231)

Net assets acquired	$85,928

          The weighted average useful lives for the above acquired amortizable intangible assets are as follows: purchased customer accounts, 15 years and noncompete agreements, five years.

          Goodwill of $36,279,000, all of which is expected to be deductible for tax purposes, was assigned to the Retail, National Programs and Brokerage Divisions in the amounts of $23,450,000, $9,708,000 and $3,121,000, respectively.

          Additional consideration paid to sellers or consideration returned to Brown & Brown by sellers as a result of purchase price “earn-out” provisions are recorded as adjustments to intangible assets when the contingencies are settled. The net additional consideration paid by Brown & Brown as a result of these adjustments totaled $26,274,000 in 2003, of which $26,254,000 was allocated to goodwill.

NOTE  3  Goodwill

          Effective January 1, 2002, Brown & Brown adopted SFAS No. 142, which provides for the non-amortization of goodwill. Goodwill is now subject to at least an annual assessment for impairment by applying a fair-value-based test. Brown & Brown completed its most recent annual assessment as of November 30, 2004 and identified no impairment as a result of the evaluation.

          The changes in goodwill, net of accumulated amortization, for the years ended December 31, are as follows:

(in thousands)	Retail	National Programs	Brokerage	Service	Total

Balance as of January 1, 2003	$130,981	$40,125	$5,107	$56	$176,269
Goodwill of acquired businesses	38,203	20,569	3,761	—	62,533
Goodwill disposed of relating to sales of businesses	(1,049)	—	—	—	(1,049)

Balance as of December 31, 2003	168,135	60,694	8,868	56	237,753
Goodwill of acquired businesses	93,626	24,043	7,892	—	125,561
Goodwill disposed of relating to sales of businesses	(2,471)	—	—	—	(2,471)

Balance as of December 31, 2004	$259,290	$84,737	$16,760	$56	$360,843

NOTE  4  Amortizable Intangible Assets

          Amortizable intangible assets at December 31 consisted of the following:

	2004				2003
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (years)

Purchased customer accounts	$381,744	$(96,342)	$285,402	14.8	$300,236	$(77,408)	$222,828	18.4

Noncompete agreements	32,996	(25,389)	7,607	7.1	32,283	(22,177)	10,106	7.7

Total	$414,740	$(121,731)	$293,009		$332,519	$(99,585)	$232,934

          Amortization expense recorded for other amortizable intangible assets for the years ended December 31, 2004, 2003 and 2002 was $22,146,000, $17,470,000 and $14,042,000, respectively.

          Amortization expense for other amortizable intangible assets for the years ending December 31, 2005, 2006, 2007, 2008 and 2009 is estimated to be $27,586,000, $26,285,000, $25,748,000, $24,959,000, and $24,500,000 respectively.

NOTE  5  Investments

          Investments at December 31 consisted of the following:

	2004 Carrying Value		2003 Carrying Value

(in thousands)	Current	Non-Current	Current	Non-Current

Available-for-sale marketable equity securities	$204	$8,489	$190	$9,665

Non-marketable equity securities and certificates of deposit	2,959	839	192	1,180

Total investments	$3,163	$9,328	$382	$10,845

          The following table summarizes available-for-sale securities at December 31:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Marketable equity securities:
2004	$549	$8,147	$(3)	$8,693
2003	$548	$9,310	$(3)	$9,855

          The following table summarizes the proceeds and realized gains/(losses) on investments for the years ended December 31:

(in thousands)	Proceeds	Gross Realized Gains	Gross Realized Losses

2004
Available-for-sale marketable equity securities	$—	$—	$—
Non-marketable equity securities and certificates of deposit	1,107	526	(118)

Total	$1,107	$526	$(118)

2003
Available-for-sale marketable equity securities	$—	$—	$—
Non-marketable equity securities and certificates of deposit	106	—	—

Total	$106	$—	$—

2002
Available-for-sale marketable equity securities	$32	$6	$(7)
Non-marketable equity securities and certificates of deposit	90	50	(1)

Total	$122	$56	$(8)

NOTE  6  Fixed Assets

          Fixed assets at December 31 consisted of the following:

(in thousands)	2004	2003

Furniture, fixtures and equipment	$74,358	$68,301
Leasehold improvements	5,222	4,815
Land, buildings and improvements	655	1,779

	80,235	74,895
Less accumulated depreciation and amortization	(46,797)	(42,499)

Total	$33,438	$32,396

          Depreciation expense amounted to $8,910,000 in 2004, $8,203,000 in 2003 and $7,245,000 in 2002.

NOTE  7  Accrued Expenses

          Accrued expenses at December 31 consisted of the following:

(in thousands)	2004	2003

Accrued bonuses	$25,314	$22,610
Accrued compensation and benefits	12,596	8,901
Accrued interest	4,560	177
Accrued rent and vendor expenses	4,195	3,954
Reserve for policy cancellations	3,771	3,765
Other	7,595	10,284

Total	$58,031	$49,691

NOTE  8  Long-Term Debt

          Long-term debt at December 31 consisted of the following:

(in thousands)	2004	2003

Unsecured senior notes	$200,000	$—
Term loan agreements	38,571	51,429
Revolving credit facility	—	—
Acquisition notes payable	4,385	7,981
Other notes payable	242	389

Total debt	243,198	59,799
Less current portion	(16,135)	(18,692)

Long-term debt	$227,063	$41,107

          In July 2004, Brown & Brown completed a private placement of $200 million of unsecured senior notes (the Notes). The $200 million is divided into two series: Series A, for $100 million due in 2011 and bearing interest at 5.57% per year; and Series B, for $100 million due in 2014 and bearing interest at 6.08% per year. The closing on the Series B Notes occurred on July 15, 2004. The closing on the Series A Notes occurred on September 15, 2004. Brown & Brown has used, and anticipates continuing to use, the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. As of December 31, 2004 there was an outstanding balance of $200 million on the Notes.

          In September 2003, Brown & Brown established an unsecured revolving credit facility with a national banking institution that provided for available borrowings of up to $75 million, with a maturity date of October 2008, bearing an interest rate based upon the 30-, 60- or 90-day LIBOR plus 0.625% to 1.625%, depending upon the Company’s quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization and non-cash stock grant compensation. A commitment fee of 0.175% to 0.375% per annum is assessed on the unused balance. The 90-day LIBOR was 2.56% and 1.16% as of December 31, 2004 and 2003, respectively. There were no borrowings against this facility at December 31, 2004 or 2003.

          In January 2001, Brown & Brown entered into a $90 million unsecured seven-year term loan agreement with a national banking institution, bearing an interest rate based upon the 30-, 60- or 90-day LIBOR plus 0.50% to 1.00%, depending upon Brown & Brown’s quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization and non-cash stock grant compensation. The 90-day LIBOR was 2.56% and 1.16% as of December 31, 2004 and 2003, respectively. The loan was fully funded on January 3, 2001 and as of December 31, 2004 had an outstanding balance of $38,600,000. This loan is to be repaid in equal quarterly installments of $3,200,000 through December 2007.

          All three of these credit agreements require Brown & Brown to maintain certain financial ratios and comply with certain other covenants. Brown & Brown was in compliance with all such covenants as of December 31, 2004 and 2003.

          To hedge the risk of increasing interest rates fromJanuary 2, 2002 through the remaining six years of its seven-year $90 million term loan, Brown & Brown entered into an interest rate swap agreement that effectively converted the floating rate LIBOR-based interest payments to fixed interest rate payments at 4.53%. This agreement did not affect the required 0.50% to 1.00% credit risk spread portion of the term loan. In accordance with SFAS No. 133, as amended, the fair value of the interest rate swap of approximately $455,000 and $1,344,000, net of related income taxes of approximately $267,000 and $824,000, was recorded in other liabilities as of December 31, 2004 and 2003, respectively, with the related change in fair value reflected as other comprehensive income. Brown & Brown has designated and assessed the derivative as a highly effective cash flow hedge.

          Acquisition notes payable represent debt incurred to former owners of certain agencies acquired by Brown & Brown. These notes and future contingent payments are payable in monthly, quarterly and annual installments through February 2014, including interest in the range from 1.51% to 8.05%.

          Interest paid in 2004, 2003 and 2002 was $2,773,000, $3,646,000 and $4,899,000, respectively.

          At December 31, 2004, maturities of long-term debt were $16,135,000 in 2005, $13,432,000 in 2006, $13,155,000 in 2007, $141,000 in 2008, $148,000 in 2009 and $200,187,000 in 2010 and beyond.

NOTE  9   Income Taxes

          Significant components of the provision (benefit) for income taxes for the years ended December 31 are as follows:

(in thousands)	2004	2003	2002

Current:
Federal	$59,478	$51,954	$43,316
State	9,788	5,836	4,764

Total current provision	69,266	57,790	48,080

Deferred:
Federal	6,967	8,691	1,139
State	1,873	(321)	52

Total deferred provision	8,840	8,370	1,191

Total tax provision	$78,106	$66,160	$49,271

          A reconciliation of the differences between the effective tax rate and the federal statutory tax rate for years ended December 31 is as follows:

	2004	2003	2002

Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.7	2.8	3.0
State income tax credits	(0.5)	(0.6)	(0.7)
Interest exempt from taxation and dividend exclusion	(0.2)	(0.1)	(0.4)
Other, net	(0.3)	0.4	(0.3)

Effective tax rate	37.7%	37.5%	36.6%

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the corresponding amounts used for income tax reporting purposes.

          Significant components of Brown & Brown’s deferred tax liabilities and assets as December 31 are as follows:

(in thousands)	2004	2003

Deferred tax liabilities:
Fixed assets	$4,416	$3,044
Net unrealized holding gain of available-for-sale securities	2,884	3,415
Prepaid insurance and pension	2,107	2,044
Intangible assets	24,609	16,773

Total deferred tax liabilities	34,016	25,276
Deferred tax assets:
Deferred compensation	4,257	3,768
Accruals and reserves	4,470	4,923
Net operating loss carryforwards	485	756
Net loss on cash-flow hedging derivative	266	824
Other	(89)	68
Valuation allowance for deferred tax assets	(232)	(81)

Total deferred tax assets	9,157	10,258

Net deferred tax liability	$24,859	$15,018

          Income taxes paid in 2004, 2003 and 2002 were $72,904,000, $60,818,000, and $47,652,000, respectively.

          At December 31, 2004, Brown & Brown had a net operating loss carryforward of $9,214,000 for income tax reporting purposes, portions of which expire in the years 2011 through 2022. This carryforward was derived from agencies acquired by Brown & Brown in 2001 and 1998, and the operating results of certain profit centers for state income tax purposes.

NOTE  10  Employee Savings Plan

          Brown & Brown has an Employee Savings Plan (401(k)) under which substantially all employees with more than 30 days of service are eligible to participate. Under this plan, Brown & Brown makes matching contributions, subject to maximum of 2.5% of each participant’s salary. Further, Brown & Brown provides for a discretionary profit-sharing contribution for all eligible employees. Brown & Brown’s contributions to the plan totaled $6,569,000 in 2004, $6,398,000 in 2003 and $5,731,000 in 2002.

NOTE  11  Stock-Based Compensation and Incentive Plans

Stock Performance Plan

          Brown & Brown has adopted and the shareholders have approved a stock performance plan, under which up to 7,200,000 shares of Brown & Brown’s stock (Performance Stock, also referred to as PSP)may be granted to key employees contingent on the employees’ future years service with Brown & Brown and other criteria established by the Compensation Committee of Brown & Brown’s Board of Directors. Before participants take full title to Performance Stock, two vesting conditions must be met. Of the grants currently outstanding, specified portions will satisfy the first vcondition for vesting based on increases in the 20-trading-day average stock price of Brown & Brown’s common stock from the initial grant price specified by Brown & Brown. Performance Stock that has satisfied the first vesting condition is considered to be “awarded shares.” Awarded shares are included as issued and outstanding common stock shares and are included in the calculation of basic and diluted earnings per share. Dividends are paid on awarded shares and participants may exercise voting privileges on such shares. Awarded shares satisfy the second condition for vesting on the earlier of: (i) 15 years of continuous employment with Brown & Brown from the date shares are granted to the participants; (ii) attainment of age 64; or (iii) death or disability of the participant.At December 31, 2004, 2,358,395 shares had been granted under the plan at initial stock prices ranging from $3.79 to $43.10. As of December 31, 2004, 2,358,395 shares had met the first condition for vesting and had been awarded, and 219,494 shares had satisfied both conditions for vesting and had been distributed to the participants.

          The compensation expense for the Performance Stock is equal to the fair market value of the shares at the date the first vesting condition is satisfied and is expensed over the remainder of the estimated vesting period. Compensation expense related to this Plan totaled $2,625,000 in 2004, $2,272,000 in 2003 and$3,823,000 in 2002.

Employee Stock Purchase Plan

          Brown & Brown has adopted and the shareholders have approved an employee stock purchase plan (ESPP), which allows for substantially all employees to subscribe to purchase shares of Brown & Brown’s stock at 85% of the lesser of the market value of such shares at the beginning or end of each annual subscription period. Eligible employees may contribute up to 10% of their annual compensation,up to a maximum of $25,000, towards the purchase of Brown & Brown common stock. Brown & Brown issued 273,172 and 251,127 shares of common stock under the ESPP in August 2004, and 2003, respectively. These shares were issued at an aggregate purchase of $7,256,000 or $26.56 per share in 2004, and of $6,346,000 or $25.27 per share in 2003. Of the 6,000,000 shares of common stock authorized for issuance under the ESPP as of December 31, 2004, 3,060,366 shares remained available and reserved for future issuance. As described in Note 1, under the APB No. 25, there has been no expense relating to the common stock issued under the ESPP.

Incentive Stock Option Plan

          On April 21, 2000, Brown & Brown adopted and the shareholders have approved a qualified incentive stock option plan that provides for the granting of stock options to certain key employees for up to 2,400,00 shares of common stock. The objective of this plan is to provide additional performance incentives to grow Brown & Brown’s pre-tax earnings in excess of 15% annually. The options are granted at the most recent trading day’s closing market price, and vest over a one-to-10-year period, with a potential acceleration performance goals. All of the options expire 10 years after the grant date.

          On October 31, 2001, an additional 5,000 option shares were granted at the most recent trading day’s closing market price of $28.40. These option shares vest in 1,000-share increments through 2006, if certain performance goals are met. The option shares are expensed at the price differential of the closing market price at the date of vesting and the option price, times the number of shares vesting. As of December 31, 2004 and 2003, 1, 000 of these option shares became vested and were exercisable, and thus a corresponding $5,000 was expensed in each year.

          Stock option activity under the plan was as follows:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2002	1,137,000	$9.75
Granted	—	—
Exercised	31,732	9.67
Forfeited	32,000	9.67

Outstanding at December 31, 2002	1,073,268	9.76
Granted	540,002	31.56
Exercised	479,632	9.71
Forfeited	20,000	9.67

Outstanding at December 31, 2003	1,113,638	20.35
Granted	—	—
Exercised	77,124	9.91
Forfeited	—	—

Outstanding at December 31, 2004	1,036,514	$21.13

Exercisable at December 31, 2004	349,156	9.72
Exercisable at December 31, 2003	317,920	9.73
Exercisable at December 31, 2002	125,080	9.82

The following table summarizes information about stock options outstanding at December 31, 2004

	Options Outstanding			Options Exercisable

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Weighted Average Exercise Price	Number Exercisable	Average Exercise Price

$9.67	493,512	5.3	$9.67	348,156	$9.67
$28.40	3,000	1.8	$28.40	1,000	$28.40
$31.56	540,002	8.2	$31.56	—	—

	1,036,514	6.8	$21.13	349,156	$9.72

          There were 774,998 option shares available for future grant under this plan as of December 31, 2004 and 2003.

          No compensation expense related to these options is recognized in operations for 2004, 2003 or 2002, except for the 5,000 shares granted on October 31, 2001 as described above. As disclosed in Note 1, Brown & Brown accounts for its stock options using the intrinsic value method prescribed in APB No. 25. Brown & Brown also disclosed in Note 1 the effect on net income and net income per share if Brown & Brown had applied the fair value recognition provisions of revised SFAS No. 123 to its granted stock options.

          The weighted average fair value of the incentive stock options granted during 2000 estimated on the date of grant, using the Black-Scholes option-pricing model, was $4.73 per share. The fair value of these options granted was estimated on the date of grant using the following assumptions: dividend yield of 0.86%; expected volatility of 29.6%; risk-free interest rate of 6.3%; and an expected life of 10 years. The weighted average fair value of the incentive stock options granted during 2003 estimated on the date of grant, using the Black-Scholes option-pricing model, was $11.25 per share. The fair value of these options granted was estimated on the date of grant using the following assumptions: dividend yield of 0.63%; expected volatility of 37.0%; risk-free interest rate of 1.5%; and an expected life of six years.

NOTE  12    Supplemental Disclosures of Cash Flow Information

          Brown & Brown’s significant non-cash investing and financing activities for the years ended December 31 are summarized as follows:

(in thousands)	2004	2003	2002

Unrealized holding (loss) gain on available-for-sale securities, net of tax benefit of $530 for 2004; net of tax effect of $857 for 2003; and net of tax benefit of $224 for 2002	$(649)	$1,395	$(270)

Net gain (loss) on cash flow-hedging derivative, net of tax effect of $557 for 2004, net of tax effect of $445 for 2003; and net of tax benefit of $1,236 for 2002	$889	$726	$(2,017)

Notes payable issued or assumed for purchased customer accounts	$1,976	$3,323	$9,883

Notes payable assumed by buyer on sale of customer accounts	$—	$—	$292

Notes received on the sale of fixed assets and customer accounts	$6,024	$4,584	$1,245

Common stock issued for acquisitions accounted for under the purchase method of accounting	$6,244	$—	$—

NOTE  13   Commitments and Contingencies

Operating Leases

          Brown & Brown leases facilities and certain items of office equipment under noncancelable operating lease arrangements expiring on various dates through 2017. The facility leases generally contain renewal options and escalation clauses based on increases in the lessors’ operating expenses and other charges. Brown & Brown anticipates that most of these leases will be renewed or replaced upon expiration. At December 31, 2004, the aggregate future minimum lease payments under all noncancelable lease agreements were as follows:

(in thousands)

2005	$18,382
2006	14,516
2007	11,766
2008	9,516
2009	7,842
Thereafter	14,043

Total minimum future lease payments	$76,065

          Rental expense in 2004, 2003 and 2002 for operating leases totaled $24,595,000, $21,844,000 and $18,491,000, respectively.

Litigation

          On or about October 29, 2004, Brown & Brown, Inc. was served with a First Amended Complaint (the Complaint) in a putative class action lawsuit pending in the United States District Court for the Southern District of New York, styled OptiCareHealth Systems, Inc. v. Marsh &McLennan Companies, Inc., etal., Civil Action No. 04 CV 06954 (DC). The Complaint added Brown & Brown, Inc., as well as six other insurance intermediaries and four commercial insurance carriers and their affiliates, as defendants in a case initially filed against three of the largest U.S. insurance intermediaries (Marsh & McLennan, AON and Willis Group). The Complaint refers to an action that was filed against Marsh & McLennan by the New York State Attorney General on October 14, 2004 and alleges various improprieties and unlawful acts by the various defendants in the pricing and placement of insurance, including alleged manipulation of the market for insurance by, among other things: “bid rigging” and “steering” clients to particular insurers based on considerations other than the customers’ interests; alleged entry into unlawful tying arrangements pursuant to which the placement of primary insurance contracts was conditioned upon commitments to place reinsurance through a particular broker; and alleged failure to disclose contingent commission and other allegedly improper compensation and fee arrangements. The Complaint includes Brown & Brown, Inc. in a group together with the other defendant insurance intermediaries, and does not allege that any separate, specific act was committed only by Brown & Brown, Inc. The action asserts a number of causes of action, including violations of the federal antitrust laws, multiple state antitrust and unfair and deceptive practices statutes, and the federal anti-racketeering (RICO) statute, as well as breach of fiduciary duty, misrepresentation, conspiracy, aiding and abetting, and unjust enrichment, and seeks injunctive and declaratory relief. The Complaint also contains a separate breach of contract claim directed only at the Marsh & McLennan affiliates. The plaintiff, allegedly a client of a Marsh & McLennan subsidiary, seeks to represent a putative class consisting of all persons who, between August 26, 1994 and the date a class is certified in the case, engaged the services of any of the insurance intermediary defendants or any of their subsidiaries or affiliates, and who entered into or renewed a contract of insurance with any of the insurance carrier defendants. The plaintiff seeks unspecified damages, including treble damages, as well as attorneys’ fees and costs.

          On or about December 6, 2004, two additional putative class actions were filed against Brown & Brown and other brokers and insurers in the U.S. District Court for the Northern District of Illinois (Eastern Division), styled Stephen Lewis v. Marsh & McLennan Companies, Inc., et al., Civil Action No. 04 C 7847, and Diane Preussv. Marsh & McLennan Companies, Inc., et al., Civil Action No. 04 C 7853 (together with the OptiCare Action, the “Policyholder Actions”). The allegations of both of the complaints in these actions largely mirror the allegations in the OptiCare Action, but include Robinson-Patman Act price discrimination claims. Both plaintiffs, Stephen Lewis and Diane Preuss, allege that they “purchased an insurance policy from one of the defendants or defendants’ co-conspirators.”

          On or about February 17, 2005, the Judicial Panel on Multi-District Litigation (“MDL Panel”) transferred the OptiCare Action, and other similar actions in which the Company is not named as a defendant, to the District of New Jersey to be coordinated in a single jurisdiction for pre-trial purposes before U.S. District CourtJudge Faith S. Hochberg. On or about March 10, 2005, the MDL Panel issued a “Conditional Transfer Order” (the “Order”) which will transfer the Lewis and Preuss actions along with other “tag-along” actions in which the Company is not named as a defendant to the District of New Jersey to be coordinated with the previously transferred actions unless a party files an objection within fifteen days from the date of the Order.

          Brown & Brown intends to vigorously defend itself against the Policyholder Actions.

          Additionally, in December 2004, the Board of Directors of Brown & Brown received a demand letter from counsel purporting to represent a shareholder of Brown & Brown, demanding the commencement of a derivative suit by Brown & Brown against the Board of Directors and current and former officers and directors of Brown & Brown for alleged breaches of fiduciary duty related to Brown & Brown’s participation in contingent commission agreements. The letter alleges that such breaches of duty caused Brown & Brown to engage in unlawful conduct, resulted in the issuance of financial statements that did not disclose such alleged unlawful conduct or fees and penalties that could result therefrom and caused Brown & Brown to not seek recovery of bonuses and other compensation paid to officers and directors for not doing their jobs. In response to the demand letter, consistent with applicable Florida Statutes governing demands for derivative suits, a committee comprised of independent members of the Board of Directors has been established to conduct a reasonable investigation and reach a determination in good faith as to whether there is a basis for any such derivative action and, if so, whether the pursuit of any such action would be in the best interests of Brown & Brown. That committee has retained independent counsel to assist it in this endeavor.

Related Regulatory Proceedings

          As we previously disclosed in our public filings in 2004, the Office of the Attorney General of New York served subpoenas on certain insurance brokerage companies, other than Brown & Brown, seeking information relating to certain compensation agreements between those insurance brokers and insurance companies. Since then, the New York State Attorney General filed a complaint against the largest insurance broker in the world, Marsh & McLennan Companies, Inc., alleging that Marsh & McLennan committed various improprieties and unlawful acts in the pricing and placement of insurance, including alleged manipulating of the market for insurance by, among other things, “bid rigging” and “steering” clients to particular insurers based on considerations other than the customers’ interests; alleged entry into unlawful tying arrangements pursuant to which the placement of primary insurance contracts was conditioned upon commitments to place reinsurance through a particular broker; and alleged failure to disclose contingent commission and other allegedly improper compensation and fee arrangements. After the New York State Attorney General filed its lawsuit, several other governmental entities announced that they too were looking into these issues, and we received various requests for information from them.

          Brown & Brown and various of its subsidiaries have received written requests for information and subpoenas seeking information related to producer compensation arrangements and similar items from governmental entities in the following  states: Arkansas, Arizona, California, Connecticut, Florida, Nevada, New Hampshire, NewJersey, New York, North Carolina, Oklahoma, Pennsylvania, South Carolina, Texas, Vermont, Virginia, Washington and West Virginia. No state agency has specifically charged or alleged any wrongdoing or violation of state law by Brown & Brown. As previously disclosed in Brown & Brown’s public filings, offices of Brown & Brown and its subsidiaries have contingent commission agreements with certain insurance companies, including agreements providing for potential payment of revenue-sharing commissions by insurance companies based primarily on the overall profitability of the aggregate business written with that company, and/or additional factors such as retention ratios and overall volume of business that an office or offices place with the insurance company, and to a lesser extent, offices of Brown & Brown have some override commission agreements, which provide for commissions to be paid by insurance companies in excess of the standard commission rate for specific lines of business, such as group health business.

          Brown & Brown cannot currently predict the impact or resolution of these matters or reasonably estimate a range of possible loss, which could be material, and the resolution of these matters may harm Brown & Brown’s business and/or lead to a decrease in or elimination of contingent commissions and override commissions, which could have a material adverse impact on Brown & Brown’s consolidated financial condition.

Other

          Brown & Brown is involved in numerous pending or threatened proceedings by or against Brown & Brown or one or more of its subsidiaries that arise in the ordinary course of business. The damages that may be claimed in these various proceedings are substantial, including in many instances claims for punitive or extraordinary damages. Some of these claims and lawsuits have been resolved, others are in the process of being resolved, and others are still in the investigation or discovery phase. Brown & Brown will continue to respond appropriately to these claims and lawsuits, and to vigorously protect its interests.

          Among the above-referenced claims, and as previously described in the Company’s Reports on Form 10-Qfor the quarterly periods ending March 31, 2003 and certain subsequent quarters, there are several threatened and pending legal claims and lawsuits against Brown & Brown, Inc. and Brown & Brown Insurance Services of Texas, Inc. (BBTX), a subsidiary of Brown & Brown, Inc., arising out of BBTX’s involvement with the procurement and placement of workers’ compensation insurance coverage for entities including several professional employer organizations. On October 11, 2004, Brown & Brown, Inc. and BBTX were served with Plaintiffs’ Fourth Amended Petition in one such action, styled Great American Insurance Company, et al. v. The Contractor’s Advantage, Inc., et al., Cause No. 2002-33960, pending in the 189th Judicial District Court in Harris County, Texas. The Fourth Amended Petition alleges numerous causes of action, including fraud, civil conspiracy, federal Lanham Act and RICO violations, breach of fiduciary duty, breach of contract, negligence and violations of the Texas Insurance Code against BBTX, Brown & Brown, Inc. and other defendants, and seeks recovery of punitive or extraordinary damages (such as treble damages) and attorneys’ fees. Although the ultimate outcome of the matters referenced in this section titled “Other” cannot be ascertained and liabilities in indeterminate amounts may be imposed on Brown & Brown, Inc. or its subsidiaries, on the basis of present information, availability of insurance coverages and legal advice received, it is the opinion of management that the disposition or ultimate determination of such claims will not have a material adverse effect on the Company’s consolidated financial position. However, as (i) one or more of Brown & Brown’s insurance companies could take the position that portions of these claims are not covered by Brown & Brown’s insurance, (ii) to the extent that payments are made to resolve claims and lawsuits, applicable insurance policy limits are eroded, and (iii) the claims and lawsuits relating to these matters are continuing to develop, it is possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by unfavorable resolutions of these matters.

NOTE 14 Follow-On Stock Offering

          In March 2002, Brown & Brown completed a follow on stock offering of 5,000,000 shares of common stock at a price of $31.50 per share. The net proceeds of the offering were $149,400,000 and have been used, and are intended to continue to be used, for acquisitions and for other general corporate purposes, including working capital and capital expenditures.

NOTE 15 Business Concentrations

          A significant portion of business written by Brown & Brown is for customers located in Arizona, California, Florida, Georgia, New Jersey, New York, Pennsylvania and Washington.  Accordingly, the occurrence of adverse economic conditions, an adverse regulatory climate, or a Brown & Brown’s business, although no such conditions have been encountered in the past.

          For the year ended December 31, 2004, approximately 6.2% of Brown & Brown’s total revenues were derived from insurance policies underwritten by one insurance company.  Should this insurance carrier seek to terminate its arrangement with Brown & Brown, believes that other insurance companies are available to underwrite the business, although some additional expense and loss of market share could possibly result.  No other insurance company account for 5% or more of Brown & Brown’s total revenues.

NOTE 16 Quarterly Operating Results (Unaudited)

          Quarterly operating results for 2004 and 2003 were as follow:

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2004
Total revenues	$165,565	$157,942	$160,381	$163,046
Total expenses	106,205	105,413	112,125	116,242
Income before income taxes	59,360	52,529	48,256	46,804
Net income	36,348	32,153	30,086	30,256
Net income per share:
Basic	$0.53	$0.47	$0.44	$0.44
Diluted	$0.53	$0.46	$0.43	$0.43

2003
Total revenues	$144,736	$137,858	$133,545	$134,901
Total expenses	95,735	93,334	91,919	93,570
Income before income taxes	49,001	44,524	41,626	41,331
Net income	30,536	27,935	26,051	25,800
Net income per share:
Basic	$0.45	$0.41	$0.38	$0.38
Diluted	$0.44	$0.41	$0.38	$0.37

          Quarterly financial information is affected by seasonal variations.  The timing of contingent commissions, policy renewals and acquisitions may cause revenues, expenses and net income to vary significantly between quarters.

NOTE  17   Segment Information

          Brown & Brown’s business is divided into four reportable segments: the Retail Division, which provides a broad range of insurance products and services to commercial, governmental, professional and individual customers; the National Programs Division, which is comprised of two units - Professional Programs, which provides professional liability and related package products for certain professionals delivered through nationwide networks of independent agents, and Special Programs, which markets targeted products and services designated for specific industries, trade groups, government mental entities, and market niches; the Services Division, which provides insurance-related services, including third-party administration, consulting for the workers’ compensation and employee benefit self-insurance markets, and managed healthcare services; and the Brokerage Division, which markets and sells excess and surplus commercial insurance and reinsurance, primarily through independent agents and brokers.  Brown & Brown conducts all of its operations within the United States of America.

          The accounting policies of the reportable segments are the same as those described in Note 1.  Brown & Brown evaluates the performance of its segments based upon revenues and income before income taxes and minority interest.  Inter-segment revenues are eliminated.

          Summarized financial information concerning Brown & Brown’s reportable segments is shown in the following table.  The “Other” column includes any income and expenses nor allocated to reportable segments and corporate-related items, including the inter-company interest expense charge to the reporting segment.

	Year Ended December 31, 2004
(in thousands)	Retail	National Programs	Brokerage	Services	Other	Total

Total revenues	$461,348	$112,092	$41,603	$26,809	$5,085	$646,934
Investment income	567	139	—	—	2,009	2,715
Amortization	15,314	5,882	757	36	157	22,146
Depreciation	5,734	1,583	508	387	698	8,910
Interest expense	21,846	8,603	1,319	69	(24,681)	7,156
Income before income taxes and minority interest	113,637	33,930	11,337	6,375	41,670	206,949
Total assets	843,823	359,551	128,699	13,760	(96,316)	1,249,517
Capital expenditures	5,568	2,693	694	788	409	10,152

	Year Ended December 31, 2003
(in thousands)	Retail	National Programs	Brokerage	Services	Other	Total

Total revenues	$399,010	$90,444	$31,740	$28,591	$1,255	$551,040
Investment income	55	143	—	—	1,230	1,428
Amortization	12,476	4,488	312	37	157	17,470
Depreciation	5,771	1,208	331	423	470	8,203
Interest expense	17,732	6,810	765	162	(21,845)	3,624
Income before income taxes and minority interest	98,386	31,705	11,128	5,525	29,738	176,482
Total assets	623,648	273,363	74,390	13,267	(118,814)	865,854
Capital expenditures	5,904	2,874	824	234	6,110	15,946

	Year Ended December 31, 2002
(in thousands)	Retail	National Programs	Brokerage	Services	Other	Total

Total revenues	$346,931	$61,119	$23,964	$27,896	$(4,168)	$455,742
Investment income	4,943	1,112	207	412	(3,729)	2,945
Amortization	10,997	2,627	224	38	157	14,042
Depreciation	5,153	964	265	479	384	7,245
Interest expense	16,741	2,369	564	194	(15,209)	4,659
Income before income taxes and minority interest	78,202	26,749	7,041	4,346	18,326	134,664
Total assets	521,073	208,769	65,376	12,318	(53,187)	754,349
Capital expenditures	5,784	487	338	250	416	7,275

NOTE 18 Subsequent Events

          From January 1, 2005 through March 3, 2005, Brown & Brown acquired the assets and assumed certain liabilities of 21 general insurance agencies and several books of business (customer accounts.  The aggregate purchase price of these acquisitions was $233,664,000, including $230,860,000 of net cash payments, the issuance of $468,000 in notes payable and the assumption of $2,336,000 of liabilities.  All of these acquisitions are insurance intermediaries and all were acquired primarily to expand Brown & Brown’s core business and to attract and obtain high-quality individuals.  Acquisition purchase prices are based primarily on a multiple of operation profits earned over a one - to three - year period within a minimum and maximum price range.  The initial asset allocation of an acquisition is based on the minimum purchase price, and any subsequent earn-out payment is allocated to goodwill.

(in thousands)

Name of Acquisitions	Business Segment	2005 Date of Acquisition	Net Cash Paid	Notes Payable	Recorded Purchase Price

American Specialty Companies, Inc., et al.	National Programs	January I	$23,744	$—	$23,744
Braishfield Associates, Inc.	Brokerage	January I	10,244	—	10,244
Hull & Company, Inc., et al.	Brokerage	March I	175,000	—	175,000
Other	Various	Various	21,872	468	22,340

Total			$230,860	$468	$231,328

(in thousands)	American Specialty	Braishfield	Hull & Company	Other	Total

Other current assets	$80	$—	$—	$17	$97
Fixed assets	370	25	2,500	75	2,970
Purchased customer accounts	7,345	4,320	51,253	9,753	72,671
Noncompete agreements	30	40	95	115	280
Goodwill	18,255	5,859	121,152	12,380	157,646

Total assets acquired	26,080	10,244	175,000	22,340	233,664
Other current liabilities	(2,336)	—	—	—	(2,336)

Net assets acquired	$23,744	$10,244	$175,000	$22,340	$231,328

          Brown & Brown’s 2004 Consolidated Statement of Income does not include any results of these operations since the acquisitions were not effective until January 1, 2005 or later.  The following unaudited pro forma results of operations of Brown & Brown give effect to these acquisitions for the years ended December 31, as though the transactions had occurred on January 1, 2003.

	Year Ended December 31,
(in thousands, except per share data)	2004	2003

(Unaudited)
Total revenues	$746,129	$637,402
Income before income taxes	241,199	204,935
Net income	150,181	128,111
Net income per share:
Basic	$2.18	$1.87
Diluted	$2.16	$1.86
Weighted average number of shares outstanding:
Basic	68,909	68,327
Diluted	69,444	68,897

          Additional consideration was also paid to sellers as a result of purchase price “earn-out” adjustments.  The net additional consideration paid by Brown & Brown as a result of these adjustment totaled $2,225,000, all of which was paid in cash.

REPORT OF Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Brown & Brown, Inc.
Daytona Beach, Florida

          We have audited the accompanying consolidated balance sheets of Brown & Brown, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management.   Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brown & Brown, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Certified Public Accountants

Jacksonville, Florida
March 14, 2005

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no changes in or disagreements with accountants on accounting and financial disclosure in 2004.

ITEM 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2004, Brown & Brown’s management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), have conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

MANAGEMENT’S REPORT ON Financial Statements and Internal Controls

          The Management of Brown & Brown, Inc. and subsidiaries (Brown & Brown) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including Brown & Brown’s principal executive officer and principal financial officer, Brown & Brown conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

          In conducting Brown & Brown’s evaluation of this effectiveness of its internal control over financial reporting, Brown & Brown has excluded the following acquisitions completed by Brown & Brown during 2004: Eugene W. Pashley Agency, Inc., J. Gregory Brown & Company, Inc. Insurance & Financial Services, Doyle Consulting Group, Inc., et al., Statfeld Vantage Insurance Group L.L.C., et al., Waldor Agency, Inc., Title Pac, Inc., et al., Proctor Financial Inc., Balcones-Southwest, Inc., Insurance Marketing Group, L.L.C., The McDuffee Insurance Agency, Inc., Wiita Insurance Agency, Inc., et al., International E&S Insurance Brokers, Inc., et al. and C.F. Lake Limited. Collectively, these acquisitions represented 18.9% of total assets as of December 31, 2004, 9.5% of total revenue and 4.8% of net income for the year ended. Refer to Note 2 to the Consolidated Financial Statements for further discussion of these acquisitions and their impact on Brown & Brown’s Consolidated Financial Statements.

          Based on Brown & Brown’s evaluation under the framework in Internal Control — Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2004. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

J. Hyatt Brown	Cory T. Walker
Chief Executive Officer	Chief Financial Officer

REPORT OF Independent Registered Public Accounting Firm on
Internal Control Over Financial Reporting

To the Board of Directors and Stockholders of
Brown & Brown Inc.
Daytona Beach, Florida

          We have audited management’s assessment, included in the accompanying Management’s Report on Financial Statements and Internal Controls, that Brown & Brown, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Financial Statements and Internal Controls, management excluded from their assessment the internal control over financial reporting at Eugene W. Pashley Agency, Inc., J. Gregory Brown & Company, Inc. Insurance & Financial Services, Doyle Consulting Group, Inc., et al., Statfeld Vantage Insurance Group L.L.C., et al., Waldor Agency, Inc., Title Pac, Inc., et al., Proctor Financial Inc., Balcones-Southwest, Inc., Insurance Marketing Group, L.L.C., The McDuffee Insurance Agency, Inc., Wiita Insurance Agency, Inc., et al., International E&S Insurance Brokers, Inc., et al., and C.F. Lake Limited (collectively the “2004 Excluded Acquisitions”), which were acquired during 2004 and whose financial statements reflect total assets and revenues constituting 18.9% and 9.5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004. Accordingly, our audit did not include the internal control over financial reporting at the 2004 Excluded Acquisitions. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

          A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

          Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated March 14, 2005, expressed an unqualified opinion on those financial statements.

Certified Public Accountants
Jacksonville, Florida
March 14, 2005

ITEM 9B.	Other Information.

On February 10, 2005 we issued a press release relating to our fourth quarter earnings release which included a preliminary unaudited balance sheet as of December 31, 2004, and we filed a Form 8-K relating to the press release on February 11, 2005. Subsequently, we made a reclassification entry to reflect a decrease in premium deposits and credits due customers of 7.3%, or $2.6 million, a decrease in premiums, commissions, and fees receivables of .58%, or $1.0 million, and a net increase in premiums payable to insurance companies of .66% or $1.6 million.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant.

The information required by this item regarding directors and executive officers is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year, in connection with our 2005 Annual Meeting of Shareholders (the “2005 Proxy Statement”) under the headings “Management,” “Section 16(a) Beneficial Ownership Reporting.”  We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, and controller.  A copy of our Code of Ethics for Chief Executive Officer and Senior Financial Officers is on our Internet website, at www.bbinsurance.com and is also available upon request.  Requests for copies of our Code of Ethics for Chief Executive Officer and Senior Financial Officers should be directed in writing to Corporate Secretary, Brown & Brown, Inc., 401 E. Jackson Street, Suite 1700, Tampa, Florida 33602, or by telephone to (813) 222-4277.

ITEM 11.	Executive Compensation.

The information required by this item is incorporated by reference to the 2005 Proxy Statement under the heading “Executive Compensation.”

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the 2005 Proxy Statement under the heading “Security Ownership of Management and Certain Beneficial Owners.”

ITEM 13.	Certain Relationships and Related Transactions.

The information required by this item is incorporated by reference to the 2005 Proxy Statement under the heading “Management-Certain Relationships and Related Transactions.”

ITEM 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the 2005 Proxy Statement under the heading “Fees Paid to Deloitte & Touche LLP.”

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

1.	Consolidated Financial Statements of Brown & Brown, Inc. consisting of:

(a)	Consolidated Statements of Income for each of the three years in the period ended December 31, 2004.

(b)	Consolidated Balance Sheets as of December 31, 2004 and 2003.

(c)	Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended December 31, 2004.

(d)	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2004.

(e)	Notes to Consolidated Financial Statements.

(f)	Report of Independent Registered Public Accounting Firm on Financial Statements.

(g)	Management’s Report on Internal Control Over Financial Reporting.

(h)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

2.	Consolidated Financial Statement Schedules.

All required Financial Statement Schedules are included in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

3.	Exhibits

The following exhibits are filed as a part of this Report:

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

10.1(a)

Amended and Restated Revolving and Term Loan Agreement dated January 3, 2001 by and between the Registrant and SunTrust Bank (incorporated by reference to Exhibit 4a to Form 10-K for the year ended December 31, 2

10.1(b)	Extension of the Term Loan Agreement between the Registrant and SunTrust (incorporated by reference to Exhibit 10b to Form 10-Q for the quarter ended September 30, 2000).

10.2

Lease Agreement for office space at Riedman Tower, Rochester, New York, dated January 3, 2001, between Riedman Corporation, as landlord, and the Registrant, as tenant (incorporated by reference to Exhibit 10b(3) to Form 10-K for the year ended December 31, 2001).

10.3

Indemnity Agreement dated January 1, 1979, among the Registrant, Whiting National Management, Inc., and Pennsylvania Manufacturers’ Association Insurance Company (incorporated by reference to Exhibit 10g to Registration Statement No. 33-58090 on Form S-4).

10.4

Agency Agreement dated January 1, 1979 among the Registrant, Whiting National Management, Inc., and Pennsylvania Manufacturers’ Association Insurance Company (incorporated by reference to Exhibit 10h to Registration Statement No. 33-58090 on Form S-4).

10.5(a)	Deferred Compensation Agreement, dated May 6, 1998, between the Registrant and Kenneth E. Hill (incorporated by reference to Exhibit 10l to Form 10-Q for the quarter ended September 30, 1998).

10.5(b)	Letter Agreement, dated May 6, 1998, between the Registrant and Kenneth E. Hill (incorporated by reference to Exhibit 10m to Form 10-Q for the quarter ended September 30, 1998).

10.6	Employment Agreement, dated as of July 29, 1999, between the Registrant and J. Hyatt Brown (incorporated by reference to Exhibit 10f to Form 10-K for the year ended December 31, 1999).

10.7	Portions of Employment Agreement, dated April 28, 1993 between the Registrant and Jim W. Henderson (incorporated by reference to Exhibit 10m to Form 10-K for the year ended December 31, 1993).

10.8	Employment Agreement, dated May 6, 1998 between the Registrant and Kenneth E. Hill (incorporated by reference to Exhibit 10k to Form 10-Q for the quarter ended September 30, 1998).

10.9

Noncompetition, Nonsolicitation and Confidentiality Agreement, effective as of January 1, 2001 between the Registrant and John R. Riedman (incorporated by reference to Exhibit 10l to Form 10-K for the year ended December 31, 2000).

10.10(a)	Registrant’s 2000 Incentive Stock Option Plan (incorporated by reference to Exhibit 4 to Registration Statement No. 333-43018 on Form S-8 filed on August 3, 2000).

10.10(b)	Registrant’s Stock Performance Plan (incorporated by reference to Exhibit 4 to Registration Statement No. 333-14925 on Form S-8 filed on October 28, 1996).

10.12

International Swap Dealers Association, Inc. Master Agreement dated as of December 5, 2001 between SunTrust Bank and the Registrant and letter agreement dated December 6, 2001, regarding confirmation of interest rate transaction (incorporated by reference to Exhibit 10p to Form 10-K for the year ended December 31, 2001).

10.13

Revolving Loan Agreement Dated as of September 29, 2003 By and Among Brown & Brown, Inc. and SunTrust Bank (incorporated by reference to Exhibit 10a on Form 10-Q for the quarter ended September 30, 2003).

21	Subsidiaries of the Registrant.

23	Consent of Deloitte & Touche LLP.

24	Powers of Attorney pursuant to which this Form 10-K has been signed on behalf of certain directors and officers of the Registrant.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer of the Registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	Section 1350 Certification by the Chief Financial Officer of the Registrant.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROWN & BROWN, INC.
Registrant

By: *

J. Hyatt Brown
Chief Executive Officer

Date: March 16, 2005

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

*	Chairman of the Board and	March 16, 2005
Chief Executive Officer
J. Hyatt Brown	(Principal Executive Officer)

*	President and Chief Operating Officer,® Director	March 16, 2005

Jim W. Henderson

*	Sr. Vice President, Treasurer	March 16, 2005
and Chief Financial Officer
Cory T. Walker	(Principal Financial and Accounting Officer)

*	Director	March 16, 2005

Samuel P. Bell, III

*	Director	March 16, 2005

Hugh M. Brown

*	Director	March 16, 2005

Bradley Currey, Jr.

*	Director	March 16, 2005

Theodore J. Hoepner

*	Director	March 16, 2005

David H. Hughes

*	Director	March 16, 2005

John R. Riedman

*	Director	March 16, 2005

Jan E. Smith

*	Director	March 16, 2005

Chilton D. Varner

/S/ LAUREL L. GRAMMIG
*By:
Laurel L. Grammig
Attorney-in-Fact

INDEX TO EXHIBITS

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

10.1(a)

Amended and Restated Revolving and Term Loan Agreement dated January 3, 2001 by and between the Registrant and SunTrust Bank (incorporated by reference to Exhibit 4a to Form 10-K for the year ended December 31, 2

10.1(b)	Extension of the Term Loan Agreement between the Registrant and SunTrust (incorporated by reference to Exhibit 10b to Form 10-Q for the quarter ended September 30, 2000).

10.2

Lease Agreement for office space at Riedman Tower, Rochester, New York, dated January 3, 2001, between Riedman Corporation, as landlord, and the Registrant, as tenant (incorporated by reference to Exhibit 10b(3) to Form 10-K for the year ended December 31, 2001).

10.3

Indemnity Agreement dated January 1, 1979, among the Registrant, Whiting National Management, Inc., and Pennsylvania Manufacturers’ Association Insurance Company (incorporated by reference to Exhibit 10g to Registration Statement No. 33-58090 on Form S-4).

10.4

Agency Agreement dated January 1, 1979 among the Registrant, Whiting National Management, Inc., and Pennsylvania Manufacturers’ Association Insurance Company (incorporated by reference to Exhibit 10h to Registration Statement No. 33-58090 on Form S-4).

10.5(a)	Deferred Compensation Agreement, dated May 6, 1998, between the Registrant and Kenneth E. Hill (incorporated by reference to Exhibit 10l to Form 10-Q for the quarter ended September 30, 1998).

10.5(b)	Letter Agreement, dated May 6, 1998, between the Registrant and Kenneth E. Hill (incorporated by reference to Exhibit 10m to Form 10-Q for the quarter ended September 30, 1998).

10.6	Employment Agreement, dated as of July 29, 1999, between the Registrant and J. Hyatt Brown (incorporated by reference to Exhibit 10f to Form 10-K for the year ended December 31, 1999).

10.7	Portions of Employment Agreement, dated April 28, 1993 between the Registrant and Jim W. Henderson (incorporated by reference to Exhibit 10m to Form 10-K for the year ended December 31, 1993).

10.8	Employment Agreement, dated May 6, 1998 between the Registrant and Kenneth E. Hill (incorporated by reference to Exhibit 10k to Form 10-Q for the quarter ended September 30, 1998).

10.9

Noncompetition, Nonsolicitation and Confidentiality Agreement, effective as of January 1, 2001 between the Registrant and John R. Riedman (incorporated by reference to Exhibit 10l to Form 10-K for the year ended December 31, 2000).

10.10(a)	Registrant’s 2000 Incentive Stock Option Plan (incorporated by reference to Exhibit 4 to Registration Statement No. 333-43018 on Form S-8 filed on August 3, 2000).

10.10(b)	Registrant’s Stock Performance Plan (incorporated by reference to Exhibit 4 to Registration Statement No. 333-14925 on Form S-8 filed on October 28, 1996).

10.12

International Swap Dealers Association, Inc. Master Agreement dated as of December 5, 2001 between SunTrust Bank and the Registrant and letter agreement dated December 6, 2001, regarding confirmation of interest rate transaction (incorporated by reference to Exhibit 10p to Form 10-K for the year ended December 31, 2001).

10.13

Revolving Loan Agreement Dated as of September 29, 2003 By and Among Brown & Brown, Inc. and SunTrust Bank (incorporated by reference to Exhibit 10a on Form 10-Q for the quarter ended September 30, 2003).

21	Subsidiaries of the Registrant.

23	Consent of Deloitte & Touche LLP.

24	Powers of Attorney pursuant to which this Form 10-K has been signed on behalf of certain directors and officers of the Registrant.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer of the Registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	Section 1350 Certification by the Chief Financial Officer of the Registrant.