Form 10-Q
period 2005-03-31
BROWN & BROWN INC
filed 2005-05-10
CIK 79282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

The number of shares of the Registrant’s common stock, $.10 par value, outstanding as of May 10, 2005 was 69,152,285.

BROWN & BROWN, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

	For the three months ended March 31,
	2005	2004
REVENUES
Commissions and fees	$200,315	$164,314
Investment income	965	688
Other income, net	1,094	563
Total revenues	202,374	165,565

EXPENSES
Employee compensation and benefits	90,384	76,282
Non-cash stock grant compensation	891	845
Other operating expenses	27,142	21,396
Amortization	7,535	4,817
Depreciation	2,367	2,154
Interest	3,542	711
Total expenses	131,861	106,205

Income before income taxes	70,513	59,360

Income taxes	27,495	23,012

NET INCOME	$43,018	$36,348

Net income per share:
Basic	$0.62	$0.53
Diluted	$0.62	$0.53

Weighted average number of shares outstanding:
Basic	69,162	68,681
Diluted	69,711	69,207

Dividends declared per share	$0.08	$0.07

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except per share data)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$84,982	$188,106
Restricted cash and investments	198,132	147,483
Short-term investments	3,342	3,163
Premiums, commissions and fees receivable	214,702	172,395
Other current assets	22,532	28,819
Total current assets	523,690	539,966

Fixed assets, net	37,451	33,438
Goodwill	511,082	360,843
Amortizable intangible assets, net	371,134	293,009
Investments	8,305	9,328
Other assets	9,863	12,933
Total assets	$1,461,525	$1,249,517

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Premiums payable to insurance companies	$333,173	$242,414
Premium deposits and credits due customers	24,715	32,273
Accounts payable	43,661	16,257
Accrued expenses	38,058	58,031
Current portion of long-term debt	66,019	16,135
Total current liabilities	505,626	365,110

Long-term debt	258,545	227,063

Deferred income taxes, net	24,576	24,859

Other liabilities	10,279	8,160

Shareholders’ equity
Common stock, par value $.10 per share; authorized 280,000 shares; issued and outstanding, 69,158 shares at 2005 and 69,159 at 2004	6,916	6,916
Additional paid-in capital	188,452	187,280
Retained earnings	463,147	425,662
Accumulated other comprehensive income	3,984	4,467
Total shareholders’ equity	662,499	624,325

Total liabilities and shareholders’ equity	$1,461,525	$1,249,517

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the three months ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,018	$36,348
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	7,535	4,817
Depreciation	2,367	2,154
Non-cash stock grant compensation	891	845
Deferred income taxes	(207)	(682)
Income tax benefit from exercise of stock options	-	56
Net (gain) on sales of investments, fixed assets and customer accounts	(985)	(971)
Changes in operating assets and liabilities, net of effect from insurance agency acquisitions and disposals:
Restricted cash and investment (increase)	(50,649)	(3,998)
Premiums, commissions and fees receivable (increase) decrease	(42,307)	237
Other assets decrease	10,019	6,193
Premiums payable to insurance companies increase	90,759	4,393
Premium deposits and credits due customers (decrease) increase	(7,558)	2,937
Accounts payable increase	27,362	24,077
Accrued expenses (decrease)	(19,973)	(10,118)
Other liabilities increase	236	465
NET CASH PROVIDED BY OPERATING ACTIVITIES	60,508	66,753

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(3,469)	(2,326)
Payments for businesses acquired, net of cash acquired	(201,427)	(95,582)
Proceeds from sales of fixed assets and customer accounts	784	803
Purchases of investments	(186)	-
Proceeds from sales of investments	3	740
NET CASH USED IN INVESTING ACTIVITIES	(204,295)	(96,365)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving credit facility	50,000	-
Payments on long-term debt	(4,085)	(4,527)
Issuances of common stock for employee stock benefit plans	281	473
Cash dividend paid	(5,533)	(4,813)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	40,663	(8,867)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(103,124)	(38,479)
Cash and cash equivalents at beginning of period	188,106	56,926

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$84,982	$18,447

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Basis of Financial Reporting

          The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“United States”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited, condensed, consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

          Results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

New Accounting Pronouncements

          In December 2004, the FASB issued revised SFAS No. 123, “Share-Based Payment” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This revised statement, which requires the cost of all share-based payment transactions be recognized in the financial statements, establishes fair value as the measurement objective and requires entities to apply a fair-value-based measurement method in accounting for share-based payment transactions. The revised statement applies to all awards granted, modified, repurchased or cancelled after July 1, 2005. Brown & Brown will adopt revised SFAS No. 123 on its effective date, which is anticipated to be January 1, 2006.

Note 2 - Stock-Based Compensation and Incentive Plans

          The Company applies the intrinsic value-based method of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, to account for its stock-based compensation and incentive plans. Accordingly, the Company presents the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, which requires presentation of pro forma net income and earnings per share information under SFAS No. 123 (same title).

          Pursuant to the above disclosure requirements, the following table provides an expanded reconciliation for all periods presented that:  (1) adds back to reported net income the recorded expense under APB No. 25, net of related income tax effects; (2) deducts the total fair value expense under SFAS No. 123, net of related income tax effects; and (3) shows the reported and pro forma earnings per share amounts (in thousands, except per share data):

	For the three months
	ended March 31,
	2005	2004

Net income, as reported	$43,018	$36,348

Total stock-based employee compensation cost included in the determination of net income, net of related income tax effects	544	520

Total stock-based employee compensation cost determined under fair value method for all awards, net of related income tax effects	(1,141)	(1,150)

Net income, pro forma	$42,421	$35,718

Earnings per share:
Basic, as reported	$0.62	$0.53
Basic, pro forma	$0.61	$0.52

Diluted, as reported	$0.62	$0.53
Diluted, pro forma	$0.61	$0.52

Note 3 - Basic and Diluted Net Income Per Share

          The following table sets forth the computation of basic net income per share and diluted net income per share (in thousands, except per-share data):

	For the three months
	ended March 31,
	2005	2004

Net income	$43,018	$36,348

Weighted average number of common shares outstanding	69,162	68,681

Dilutive effect of stock options using the treasury stock method	549	526

Weighted average number of shares outstanding	69,711	69,207

Net income per share:
Basic	$0.62	$0.53
Diluted	$0.62	$0.53

Note 4 - Business Combinations

During 2005, the Company acquired the assets and assumed certain liabilities of 21 general insurance agencies and a book of business (“customer accounts”). The aggregate purchase price was $233,578,000 including $195,774,000 of net cash payments, the issuance of $35,468,000 in notes payable and the assumption of $2,336,000 of liabilities. All of these acquisitions operate in the insurance intermediary business and were acquired primarily to expand the Company’s core businesses and to attract high-quality individuals to the Company. Acquisition purchase prices are typically based on a multiple of operating profit earned over a one- to three-year period after the acquisition effective date, within a minimum and maximum price range. The initial asset allocation of an acquisition is based on the minimum purchase price and any subsequent “earn-out” payment is allocated to Goodwill (in thousands):

Name of Acquisitions	Business Segment	2005 Date of Acquisition	Net Cash Paid	Notes Payable	Recorded Purchase Price
American Specialty, Inc., et al.	National Programs	January 1	$23,769	$-	$23,769
Braishfield Associates, Inc.	Brokerage	January 1	10,210	-	10,210
Hull & Company, Inc., et al.	Brokerage	March 1	140,026	35,000	175,026
Others	Various	Various	21,769	468	22,237
Total			$195,774	$35,468	$231,242

The following table summarizes the preliminary allocation of the aggregate purchase price to the fair values of the aggregate assets and liabilities acquired (in thousands):

	American Specialty	Braishfield	Hull	Other	Total
Other current assets	$80	$-	$-	$-	$80
Fixed assets	370	25	2,500	75	2,970
Purchased customer accounts	7,409	4,320	66,343	7,365	85,437
Noncomplete agreements	38	50	95	262	445
Goodwill	18,208	5,815	106,088	14,535	144,646
Total assets acquired	26,105	10,210	175,026	22,237	233,578

Other liabilities	(2,336)	-	-	-	(2,336)
Total liabilities assumed	(2,336)	-	-	-	(2,336)

Net assets acquired	$23,769	$10,210	$175,026	$22,237	$231,242

      The weighted average useful lives for the above acquired amortizable intangible assets are as follows: purchased customer accounts, 15.0 years, and noncompete agreements, five years.

      Goodwill of $144,646,000, all of which is expected to be deductible for tax purposes, was assigned to the Retail, National Programs and Brokerage Divisions in the amounts of $7,643,000, $18,208,000 and $118,795,000, respectively.

       The results of operations for the acquisitions completed during 2005 have been combined with those of the Company since their respective acquisition dates. If the acquisitions had occurred as of January 1, 2004, the Company’s results of operations would be as shown in the following table (in thousands, except per share data):

	For the three months
	ended March 31,
	2005	2004

Total revenues	$213,303	$189,919

Income before income taxes	74,281	67,345

Net income	45,317	41,237

Net income per share:
Basic	$0.66	$0.60
Diluted	$0.65	$0.60

          These pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

          Additional consideration paid to sellers or consideration returned to the Company by sellers as a result of purchase price “earn-out” provisions are recorded as adjustments to intangible assets when the contingencies are settled. The net additional consideration paid by the Company in 2005 as a result of these adjustments totaled $5,636,000, of which $5,593,000 was allocated to goodwill. Of the $5,636,000 net additional consideration paid, $5,653,000 was paid in cash and $17,000 was taken back as a forgiveness of a note payable obligation. As of March 31, 2005, the maximum future contingency payments related to acquisitions totaled $214,558,000.

Note 5 - Goodwill and Amortizable Intangible Assets

          The Company accounts for goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 142 provides for the non-amortization of goodwill.  Goodwill is now subject to at least an annual assessment for impairment by applying a fair value-based test.  Amortizable intangible assets will be amortized over their useful lives (other than indefinite life assets) and will be subject to a lower-of-cost-or-market impairment testing.

          SFAS No. 142 requires the Company to compare the fair value of each reporting unit with its carrying amount to determine if there is potential impairment of goodwill.  If the fair value of the reporting unit is less than its carrying value, an impairment loss would be recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value.  Fair value is estimated based on multiples of revenues, earnings before interest, income taxes, depreciation and amortization (“EBITDA”), and pre-tax income. The Company completed its most recent annual assessment as of November 30, 2004 and identified no impairment as a result of the evaluation.

          The changes in goodwill, by business segment, for the three months ended March 31, 2005 are as follows (in thousands):

	Retail	National Programs	Brokerage	Services	Total

Balance as of December 31, 2004	$259,290	$84,737	$16,760	$56	$360,843

Goodwill of acquired businesses	13,168	18,265	118,806	-	150,239

Goodwill disposed of relating to sales of businesses	-	-	-	-	-

Balance as of March 31, 2005	$272,458	$103,002	$135,566	$56	$511,082

   Amortizable intangible assets as of March 31, 2005 and December 31, 2004 consisted of the following (in thousands):

	March 31, 2005				December 31, 2004
				Weighted				Weighted
	Gross		Net	Average	Gross		Net	Average
	Carrying	Accumulated	Carrying	Life	Carrying	Accumulated	Carrying	Life
	Value	Amortization	Value	(Yrs)	Value	Amortization	Value	(Yrs)

Purchased Customer Accounts	$466,959	$(103,071)	$363,888	14.8	$381,744	$(96,342)	$285,402	14.8

Noncompete Agreements	33,441	(26,195)	7,246	7.1	32,996	(25,389)	7,607	7.1

Total	$500,400	$(129,266)	$371,134		$414,740	$(121,731)	$293,009

         Amortization expense for other amortizable intangible assets for the years ending December 31, 2005, 2006, 2007, 2008 and 2009 are estimated to be $32.6 million, $32.1 million, $31.5 million, $30.7 million, and $30.3 million, respectively.

Note 6 - Long-Term Debt

          In July 2004, the Company completed a private placement of $200.0 million of unsecured senior notes (the "Notes"). The $200 million is divided into two series: Series A, for $100.0 million, due in 2011 and bearing interest at 5.57% per year; and Series B, for $100.0 million, due in 2014 and bearing interest at 6.08% per year. The closing on the Series B Notes occurred on July 15, 2004.  The closing on the Series A Notes occurred on September 15, 2004.  The Company has used, and anticipates continuing to use, the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. As of March 31, 2005, there was an outstanding balance of $200.0 million on the Notes.

          In September 2003, the Company established an unsecured revolving credit facility (the “Revolving Facility”) with a national banking institution that provided for available borrowings of up to $75 million, with a maturity date of October 2008, bearing an interest rate based upon the 30-, 60- or 90-day London Interbank Offering Rate (“LIBOR”) plus 0.625% to 1.625%, depending upon the Company’s quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization and non-cash stock grant compensation.  A commitment fee of 0.175% to 0.375% per annum is assessed on the unused balance. The 90-day LIBOR was 3.09% as of March 31, 2005. As of March 31, 2005, there was an outstanding balance of $50.0 million on the Revolving Facility.

          In January 2001, the Company entered into a $90.0 million unsecured seven-year term loan agreement (the “Term Loan”) with a national banking institution, bearing an interest rate based upon the 30-, 60- or 90-day LIBOR plus 0.50% to 1.00%, depending upon the Company’s quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization and non-cash stock grant compensation.  The 90-day LIBOR was 3.09% as of March 31, 2005.  The Term Loan was fully funded on January 3, 2001 and as of March 31, 2005 had an outstanding balance of $35.4 million.  This Term Loan is to be repaid in equal quarterly installments of $3.2 million through December 2007.

          To hedge the risk of increasing interest rates from January 2, 2002 through the remaining six years of the Term Loan, the Company entered into an interest rate swap agreement that effectively converted the floating LIBOR-based interest payments to fixed interest rate payments at 4.53%.  This agreement did not affect the required 0.50% to 1.00% credit risk spread portion of the Term Loan.  In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, the Company recorded a liability as of March 31, 2005 for the fair value of the interest rate swap of approximately $155,000, net of income taxes of approximately $99,000, with the related change in fair value reflected as other comprehensive income. As of December 31, 2004, the Company recorded a liability for the fair value of the interest rate swap of approximately $455,000, net of income taxes of approximately $267,000. The Company has designated and assessed the derivative as a highly effective cash flow hedge.

          All three of these credit agreements require the Company to maintain certain financial ratios and comply with certain other covenants. The Company was in compliance with all such covenants as of March 31, 2005.

          Acquisition and other notes payable as of March 31, 2005 were $39.2 million, which primarily represent debt incurred to former owners of certain agencies or customer accounts acquired by the Company.  These notes are payable in monthly, quarterly or annual installments through July 2014, including interest ranging from 1.51% to 8.05%.

Note 7 - Legal and Regulatory Proceedings

OptiCare Complaint and Related Matters

On or about October 29, 2004, Brown & Brown, Inc. was served with a First Amended Complaint (the Complaint) in a putative class action lawsuit pending in the United States District Court for the Southern District of New York, styled OptiCare Health Systems, Inc. v. Marsh & McLennan Companies, Inc., et al., Civil Action No. 04 CV 06954 (DC). The Complaint added Brown & Brown, as well as six other insurance intermediaries and four commercial insurance carriers and their affiliates, as defendants in a case initially filed against three of the largest U.S. insurance intermediaries (Marsh & McLennan, AON and Willis Group). The Complaint refers to an action that was filed against Marsh & McLennan by the New York State Attorney General on October 14, 2004, and alleges various improprieties and unlawful acts by the various defendants in the pricing and placement of insurance, including alleged manipulation of the market for insurance by, among other things; rigging bids and “steering” clients to particular insurers based on considerations other than the customers’ interests; alleged entry into unlawful tying arrangements pursuant to which the placement of primary insurance contracts was conditioned upon commitments to place reinsurance through a particular broker; and alleged failure to disclose contingent commission and other allegedly improper compensation and fee arrangements. The Complaint includes Brown & Brown in a group together with the other defendant insurance intermediaries, and does not allege that any separate, specific act was committed only by Brown & Brown. The action asserts a number of causes of action, including violations of the federal antitrust laws, multiple state antitrust and unfair and deceptive practices statutes, and the federal racketeering (RICO) statute, as well as breach of fiduciary duty, misrepresentation, conspiracy, aiding and abetting, and unjust enrichment, and seeks injunctive and declaratory relief. The Complaint also contains a separate breach of contract claim directed only at the Marsh & McLennan affiliates. The plaintiff, allegedly a client of a Marsh & McLennan subsidiary, seeks to represent a putative class consisting of all persons who, between August 26, 1994 and the date a class is certified in the case, engaged the services of any of the insurance intermediary defendants or any of their subsidiaries or affiliates, and who entered into or renewed a contract of insurance with any of the insurance carrier defendants. The plaintiff seeks unspecified damages, including treble damages, as well as attorneys’ fees and costs.

On or about December 6, 2004, two additional putative class actions were filed against Brown & Brown and other brokers and insurers in the U.S. District Court for the Northern District of Illinois (Eastern Division), styled Stephen Lewis v. Marsh & McLennan Companies, Inc., et al., Civil Action No. 04 C 7847, and Diane Preuss v. Marsh & McLennan Companies, Inc., et. al., Civil Action No. 04 C 7853 (together with the OptiCare Action, the Policyholder Actions). The allegations of both of the complaints in these actions largely mirror the allegations in the OptiCare Action, but include Robinson-Patman Act claims. Both plaintiffs, Stephen Lewis and Diane Preuss, allege that they “purchased an insurance policy from one of the defendants or defendants’ co-conspirators.”

On or about February 17, 2005, the Judicial Panel on Multi-District Litigation (MDL Panel) transferred the OptiCare Action, and other similar actions in which Brown & Brown is not named as a defendant, to the District of New Jersey to be coordinated in a single jurisdiction for pre-trial purposes before U.S. District Court Judge Faith S. Hochberg. The Lewis and the Preuss actions are being treated by the MDL Panel as potential tag-along actions and, it is believed, will be transferred to the District of New Jersey by a later transfer order.

Brown & Brown intends to vigorously defend itself against the Policyholder Actions.

Additionally, in December of 2004, the Board of Directors of Brown & Brown received a demand letter from counsel representing a current shareholder of Brown & Brown seeking the commencement of a derivative suit by Brown & Brown against the Board of Directors and current and former officers and directors of Brown & Brown for alleged breaches of fiduciary duty related to Brown & Brown’s participation in contingent commission agreements.  In response to the demand letter, a committee comprised of independent members of the Board of Directors has been established to investigate and reach a determination concerning the merits of the proposed derivative action, and that committee has retained independent counsel to assist it in this endeavor.

Recent Industry Development

As previously disclosed in our public filings, the Office of the Attorney General of New York served subpoenas on certain insurance brokerage companies other than Brown & Brown seeking information relating to certain compensation agreements between those insurance brokers and insurance underwriters. Since then, the New York State Attorney General filed a complaint against the largest insurance broker in the world, Marsh & McLennan, alleging that Marsh & McLennan committed various improprieties and unlawful acts in the pricing and placement of insurance, including alleged manipulating of the market for insurance by, among other things; “bid rigging” and “steering” clients to particular insurers based on considerations other than the customers’ interests; alleged entry into unlawful tying arrangements pursuant to which the placement of primary insurance contracts was conditioned upon commitments to place reinsurance through a particular broker; and alleged failure to disclose contingent commission and other allegedly improper compensation and fee arrangements. Marsh & McLennan and the two other largest insurance brokers in the world subsequently entered into settlements with the New York State Attorney General, which included the establishment of restitution funds and agreements to make changes in certain of their business practices relating to such alleged activities. After the New York State Attorney General filed its lawsuit, several governmental entities in other states announced that they too were looking into these issues, and Brown & Brown received requests for information from them. No state agency has specifically charged or alleged any wrongdoing or violation of state law by Brown & Brown.

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

Among the above-referenced claims, and as previously described in Brown & Brown’s Reports on Form 10-Q for the quarterly periods ending March 31, 2003 and certain subsequent quarters, there are several threatened and pending legal claims and lawsuits against Brown & Brown and Brown & Brown Insurance Services of Texas, Inc. (BBTX), a subsidiary of Brown & Brown, Inc., arising out of BBTX’s involvement with the procurement and placement of workers’ compensation insurance coverage for entities including several professional employer organizations. Although the ultimate outcome of the matters referenced in this section titled “Other” cannot be ascertained and liabilities in indeterminate amounts may be imposed on Brown & Brown or its subsidiaries, on the basis of present information, availability of insurance coverages and legal advice received, it is the opinion of management that the disposition or ultimate determination of such claims will not have a material adverse effect on Brown & Brown’s consolidated financial position. However, as (i) one or more of Brown & Brown’s insurance carriers could take the position that portions of these claims are not covered by Brown & Brown’s insurance, (ii) to the extent that payments are made to resolve claims and lawsuits, applicable insurance policy limits are eroded, and (iii) the claims and lawsuits relating to these matters are continuing to develop, it is possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by unfavorable affected by unfavorable resolutions of these matters.

Note 8 - Supplemental Disclosures of Cash Flow Information

	For the three months ended March 31,
	2005	2004
Cash paid during the period for (in thousands):

Interest	$6,365	$759

Income taxes	$415	$290

     The Company’s significant non-cash investing and financing activities are as follows (in thousands):

	For the three months ended March 31,
	2005	2004

Net unrealized holding (loss) on available-for-sale securities, net of income tax benefit of $243 in 2005 and $563 in 2004	$(783)	$(1,015)

Net gain (loss) on cash-flow hedging derivative, net of income tax effect of $167 for 2005 and net of income tax benefit of $60 for 2004	300	(68)

Notes payable issued or assumed for purchased customer accounts	35,468	571

Notes received on sale of fixed assets and customer accounts	582	124

Common stock issued for acquisitions accounted for under the purchase method of accounting	-	6,244

Note 9 - Comprehensive Income

          The components of comprehensive income, net of related income tax effects, are as follows (in thousands):

	For the three months ended March 31,
	2005	2004

Net income	$43,018	$36,348

Net unrealized holding (loss) on available-for-sale securities	(783)	(1,015)

Net gain (loss) on cash-flow hedging derivative	300	(68)

Comprehensive income	$42,535	$35,265

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

          Summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2005 and 2004 are shown in the following table.  The “Other” column includes any income and expenses not allocated to reportable segments and corporate-related items, including the inter-company interest expense charge to the reporting segment (in thousands).

	Retail	National Programs	Brokerage	Service	Other	Total
2005
Total revenues	$137,321	$33,048	$23,649	$6,384	$1,972	$202,374

Investment income	23	75	15	-	852	965
Amortization	4,723	2,031	755	11	15	7,535
Depreciation	1,416	471	202	106	172	2,367
Interest expense	5,374	2,673	1,789	1	(6,295)	3,542
Income before income taxes	43,445	8,495	7,060	1,405	10,108	70,513

Total assets	899,441	396,397	402,876	14,454	(251,643)	1,461,525
Capital expenditures	2,175	763	220	84	227	3,469

	Retail	National Programs	Brokerage	Service	Other	Total
2004
Total revenues	$125,026	$22,200	$12,083	$6,464	$(208)	$165,565

Investment income	521	22	-	-	145	688
Amortization	3,432	1,217	120	9	39	4,817
Depreciation	1,434	362	117	79	162	2,154
Interest expense	4,814	1,759	230	34	(6,126)	711
Income before income taxes	40,015	6,519	5,086	1,236	6,504	59,360

Total assets	766,273	273,344	82,756	14,370	(216,123)	920,620
Capital expenditures	1,792	84	150	116	184	2,326

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

 THE FOLLOWING DISCUSSION UPDATES THE MD&A CONTAINED IN THE COMPANY’S 2004 ANNUAL REPORT ON FORM 10-K, AND THE TWO DISCUSSIONS SHOULD BE READ TOGETHER.

General

We are a general insurance and brokerage agency that commenced business in 1939 and are headquartered in Daytona Beach and Tampa, Florida. We market and sell to our customers insurance products and services, primarily in the property, casualty and the employee benefits markets. As an agent and broker, we do not assume underwriting risks. Instead, we provide our customers with quality insurance contracts, as well as other targeted, customized risk management products and services.

               We are compensated for our services primarily by commissions paid by insurance companies and fees paid by customers for certain services. The commission income that we receive is usually a percentage of the premium paid by the insured. Commission rates generally depend upon the type of insurance, the particular insurance company and the nature of the services provided by us. In some cases, a commission is shared with other agents or brokers who have acted jointly with us in a transaction. We may also receive “contingent commissions” which are revenue-sharing commissions paid by insurance companies based primarily on the overall profitability of the aggregate business written with that company, and/or additional factors such as retention ratios and overall volume of business that we place with such insurance companies during the prior year.

The Insurance Market

Premium rates are established by insurance companies based upon many factors, including reinsurance rates, none of which we control. Beginning in 1986 and continuing through 1999, commission revenues were adversely influenced by a consistent decline in premium rates resulting from intense competition among property and casualty companies for market share. Among other factors, this condition of a prevailing decline in premium rates, commonly referred to as a "soft market," generally resulted in flat to reduced commissions on renewal business. The effect of this softness in rates was somewhat offset by our substantial merger and acquisition activity and net new business production. As a result of increasing loss ratios, (the comparison of incurred losses plus loss adjustment expenses against earned premium) of insurance companies through 1999, there was a general increase in premium rates commencing in the first quarter of 2000 and continuing into the first half of 2003. Starting in the second half of 2003, as insurance companies began to experience improved loss ratios, they have again become more competitive on selected risks, resulting in a moderation of premium rate increases, and in some cases reductions in premium rates. We expect the softening of insurance premium rates throughout most of the United States will continue through 2005.

Critical Accounting Policies

          The more critical accounting and reporting policies include our accounting for revenue recognition, business acquisitions and purchase price allocations, intangible assets impairments, reserves for litigation and derivative interests.  In particular, the accounting for these areas requires significant judgments to be made by management.  Different assumptions in the application of these policies could result in material changes in our consolidated financial position or consolidated results of operations.  Refer to Note 1 in the “Notes to Consolidated Financial Statements” in our 2004 Annual Report on Form 10-K on file with the Securities and Exchange Commission for details regarding all of our critical and significant accounting policies.

Results of Operations

          The condensed consolidated financial information relating to the three month periods ended March 31, 2005 and 2004 is as follows (in thousands, except percentages):

	For the three months ended March 31,		%
	2005	2004	Change
REVENUES
Commissions and fees	$172,471	$138,538	24.5%
Contingents commissions	27,844	25,776	8.0%
Investment income	965	688	40.3%
Other income, net	1,094	563	94.3%
Total revenues	202,374	165,565	22.2%

EXPENSES
Employee compensation and benefits	90,384	76,282	18.5%
Non-cash stock grant compensation	891	845	5.4%
Other operating expenses	27,142	21,396	26.9%
Amortization	7,535	4,817	56.4%
Depreciation	2,367	2,154	9.9%
Interest	3,542	711	398.2%
Total expenses	131,861	106,205	24.2%

Income before income taxes	70,513	59,360	18.8%

Income taxes	27,495	23,012	19.5%

NET INCOME	$43,018	$36,348	18.4%

Net Income.   Net income for the first quarter of 2005 was $43.0 million, or $0.62 per diluted share, compared with net income in the first quarter of 2004 of $36.3 million, or $0.53 per diluted share, a 17.0% increase on a per-share basis.

Commissions & Fees.  Commissions and fees, including contingent commissions, for the first quarter of 2005 increased $36.0 million, or 21.9%, over the same period in 2004. Core commissions and fees are our commissions and fees, less (i) contingent commissions and (ii) divested business (commissions and fees generated from offices, books of business or niches sold or terminated). Of the increase in core commissions and fees revenue for the first quarter of 2005, approximately $31.6 million represents core commissions and fees from agencies acquired since the second quarter of 2004 and $4.8 million represents net new business production. Contingent commissions for the first quarter of 2005 increased $2.1 million over the first quarter of 2004.

          Contingent commissions in the insurance industry have recently come under scrutiny. Various governmental entities are reviewing issues surrounding them, and lawsuits seeking class action status have been filed against various insurance intermediaries and companies that relate in part to such practices. Some of the largest brokers in the world have announced that they will no longer accept contingent commissions, and certain insurance companies have said that they are going to discontinue paying contingent commissions or are reviewing the issue. We have not chosen to discontinue receiving contingent commissions. An elimination or significant decrease in the payment of contingent commissions to us could have a material adverse impact on our results of operations. See "Recent Industry Developments" below for additional information.

Investment Income.  Investment income for the three months ended March 31, 2005 increased $0.3 million, or 40.3%, over the same period in 2004. This increase in investment income was primarily due to higher available investment cash balances due to the funding of our $200 million private debt placement (“Notes”) in July and September of 2004 and a slight increase in interest rates.

Other Income, Net.   Other income for the three months ended March 31, 2005 increased $0.5 million, or 94.3%, over the same period in 2004. Other income consists primarily of gains and losses from the sale and dispositions of assets.

Employee Compensation and Benefits.  Employee compensation and benefits for the first quarter of 2005 increased $14.1 million, or 18.5%, over the same period in 2004. This increase is primarily related to the addition of new employees from acquisitions completed since April 1, 2004 and increased compensation that resulted from higher commissions and fees revenue. Employee compensation and benefits as a percentage of total revenue decreased to 44.7% for the first quarter of 2005, from 46.1% for the first quarter of 2004. This improved ratio for the three month period was the result of the continued assimilation of the acquisitions completed in 2004 and 2005 into our standard compensation program. Additionally, our 401(k) expenses for the first quarter of 2005 was approximately $0.5 million less than the 2004 quarter due to forfeitures.

Non-Cash Stock Grant Compensation.  Non-cash stock grant compensation expense represents the expense required to be recorded under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, relating to our stock performance plan. The annual cost of this stock performance plan increases only when granted shares become “awarded”, which occurs when our average stock price over a 20 trading-day period increases by increments of 20% or more over the price at the time of the original grant. Non-cash stock grant compensation expense for the three-month period of 2005 was flat compared with the same period in 2004. Even though there were more shares awarded during 2005, the increased costs were offset by forfeitures of previously awarded shares.

Other Operating Expenses. Other operating expenses for the first quarter of 2005 increased $5.7 million, or 26.9%, over the same period in 2004. This was primarily the result of acquisitions completed since the second quarter of 2004 that had no comparable results in the same period of 2004. Other operating expenses as a percentage of revenues for the first quarter of 2005 increased to 13.4%, compared with 12.9% for the same period of 2004. During the first quarter of 2005, there were general increases in travel and entertainment expenses, and professional fees.

Amortization.  Amortization expense for the first quarter of 2005 increased $2.7 million, or 56.4%, over the first quarter of 2004. This increase is primarily due to acquisitions completed since April 1, 2004 and the change in the amortization period for purchased customer accounts to 15 years from 20 years.

Depreciation.  Depreciation expense for the first quarter of 2005 increased $0.2 million, or 9.9%, over the first quarter of 2004. This increase is due to capital expenditures and fixed assets acquired in agency acquisitions completed since April 1, 2004.

Interest Expense.  Interest expense for the first quarter of 2005 increased $2.8 million, or 398.2%, over the same period in 2004. This increase is primarily the result of additional interest expense relating to the funding of the $200.0 million of Notes in July and September of 2004.

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

Retail

          The Retail Division provides a broad range of insurance products and services to commercial, public entity, professional and individual customers. Financial information relating to our Retail Division is as follows (in thousands, except percentages):

	For the three months ended March 31,		%
	2005	2004	Change
REVENUES
Commissions and fees	$112,215	$101,625	10.4%
Contingent commissions	24,362	22,250	9.5%
Investment income	23	521	(95.6)%
Other income, net	721	630	14.4%
Total revenues	137,321	125,026	9.8%

EXPENSES
Employee compensation and benefits	60,751	56,139	8.2%
Non-cash stock grant compensation	547	400	36.8%
Other operating expenses	21,065	18,792	12.1%
Amortization	4,723	3,432	37.6%
Depreciation	1,416	1,434	(1.3)%
Interest	5,374	4,814	11.6%
Total expenses	93,876	85,011	10.4%

Income before income taxes	$43,445	$40,015	8.6%

Net internal growth rate - core commissions and fees	1.2%	2.8%

Employee compensation and benefits ratio	44.2%	44.9%

Other operating expenses ratio	15.3%	15.0%

Capital expenditures	$2,175	$1,792

Total assets at March 31	$899,441	$766,273

           The Retail Division’s total revenues during the three months ended March 31, 2005 increased 9.8%, or $12.3 million, to $137.3 million. Contingent commissions for the quarter increased $2.1 million over the first quarter of 2004. Of the increase in revenues, approximately $12.2 million related to the core commissions and fees from acquisitions that had no comparable revenues in the same period of 2004. Commissions and fees recorded in the first quarter of 2004 from business divested during 2005 was $1.7 million.  The remaining increase is primarily due to net new business growth in core commissions and fees. As such, the Retail Division’s internal growth rate for core commissions and fees was 1.2% for the first quarter of 2005, which was primarily due to the strong growth in the Florida markets. Income before income taxes for the three months ended March 31, 2005 increased 8.6%, or $3.4 million, to $43.4 million. This increase is primarily due to the earnings from acquisitions and net new business.

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

	For the three months ended March 31,		%
	2005	2004	Change
REVENUES
Commissions and fees	$31,689	$22,098	43.4%
Contingent commissions	1,147	85	1249.4%
Investment income	75	22	240.9%
Other income, net	137	(5)	(2840.0)%
Total revenues	33,048	22,200	48.9%

EXPENSES
Employee compensation and benefits	13,975	9,059	54.3%
Non-cash stock grant compensation	91	58	56.9%
Other operating expenses	5,312	3,226	64.7%
Amortization	2,031	1,217	66.9%
Depreciation	471	362	30.1%
Interest	2,673	1,759	52.0%
Total expenses	24,553	15,681	56.6%

Income before income taxes	$8,495	$6,519	30.3%

Net internal growth rate - core commissions and fees	7.0%	1.2%

Employee compensation and benefits ratio	42.3%	40.8%

Other operating expenses ratio	16.1%	14.5%

Capital expenditures	$763	$84

Total assets at March 31	$396,397	$273,344

         Total revenues for National Programs for the three months ended March 31, 2005 increased 48.9%, or $10.8 million, to $33.0 million. Contingent commissions for the first quarter of 2005 increased $1.1 million over the first quarter of 2004. Of the increase in revenues, approximately $8.0 million related to core commissions and fees from acquisitions that had no comparable revenues in the same period of 2004. The remaining increase is primarily due to net new business growth. Therefore, the National Programs Division internal growth rate for the core commissions and fees was 7.0%. Although, the Professional Programs Division had a decrease of 2.0% in internal growth rate due to the continued softening of professional liability rates, it was offset by a strong 15.5% internal growth rate in our Special Programs Division which was led by increased premium rates in our condominium program at our Florida Intracoastal Underwriters (“FIU”) profit center and net new business in our public entity business. Income before income taxes for the three months ended March 31, 2005 increased 30.3%, or $2.0 million, to $8.5 million, over the same period in 2004, which is primarily due to net new business growth and earnings from acquisitions completed since the second quarter of 2004.

Brokerage

          The Brokerage Division markets and sells excess and surplus commercial insurance and reinsurance, primarily through independent agents and brokers. Financial information relating to our Brokerage Division is as follows (in thousands, except percentages):

	For the three months ended March 31,		%
	2005	2004	Change
REVENUES
Commissions and fees	$21,366	$8,630	147.6%
Contingent commissions	2,260	3,442	(34.3)%
Investment income	15	-	100.0%
Other income, net	8	11	(27.3)%
Total revenues	23,649	12,083	95.7%

EXPENSES
Employee compensation and benefits	10,462	4,705	122.4%
Non-cash stock grant compensation	41	25	64.0%
Other operating expenses	3,340	1,800	85.6%
Amortization	755	120	529.2%
Depreciation	202	117	72.6%
Interest	1,789	230	677.8%
Total expenses	16,589	6,997	137.1%

Income before income taxes	$7,060	$5,086	38.8%

Net internal growth rate - core commissions and fees	15.5%	12.8%

Employee compensation and benefits ratio	44.2%	38.9%

Other operating expenses ratio	14.1%	14.9%

Capital expenditures	$220	$150

Total assets at March 31	$402,876	$82,756

         The Brokerage Division’s total revenues for the three months ended March 31, 2005 increased 95.7%, or $11.6 million, to $23.6 million over the same period in 2004. Contingent commissions for the first quarter of 2005 decreased $1.2 million from the same quarter of 2004. Of the increase in revenues, approximately $11.4 million related to core commissions and fees from acquisitions that had no comparable revenues in the same period of 2004.  The remaining increase is primarily due to net new business growth in core commissions and fees. Income before income taxes for the three months ended March 31, 2005 increased 38.8%, or $2.0 million, to $7.1 million over the same period in 2004, primarily due to acquisitions and net new business.

Services

          The Services Division provides insurance-related services, including third-party administration, consulting for the workers’ compensation and employee benefit self-insurance markets and managed healthcare services. Financial information relating to our Service Division is as follows (in thousands, except percentages):

	For the three months ended March 31,		%
	2005	2004	Change
REVENUES
Commissions and fees	$6,384	$6,464	(1.2)%
Contingent commissions	-	-	-
Investment income	-	-	-
Other income, net	-	-	-
Total revenues	$6,384	$6,464	(1.2)%

EXPENSES
Employee compensation and benefits	3,805	3,837	(0.8)%
Non-cash stock grant compensation	31	28	10.7%
Other operating expenses	1,025	1,241	(17.4)%
Amortization	11	9	22.2%
Depreciation	106	79	34.2%
Interest	1	34	(97.1)%
Total expenses	4,979	5,228	(4.8)%

Income before income taxes	$1,405	$1,236	13.7%

Net internal growth rate - core commissions and fees	11.3%	13.3%

Employee compensation and benefits ratio	59.6%	59.4%

Other operating expenses ratio	16.1%	19.2%

Capital expenditures	$84	$116

Total assets at March 31	$14,454	$14,370

          The Service Division’s total revenues for the three months ended March 31, 2005 decreased 1.2%, or $0.1 million, to $6.4 million from the same period in 2004. On June 30, 2004, we sold our medical services operation in Louisiana. This medical services operation had estimated quarterly revenues of approximately $0.7 million and the sales of this operation resulted in lower quarterly revenues for this Division. Core commissions and fees, which excludes the prior period revenues from this divestiture, reflect an internal growth rate of 11.3% for the first quarter of 2005. Income before income taxes for the three months ended March 31, 2005 increased 13.7%, or $0.2 million, to $1.4 million from the same period in 2004, primarily as a result of net new business.

Liquidity and Capital Resources

          Our cash and cash equivalents at March 31, 2005 totaled $85.0 million, a decrease of $103.1 million from the $188.1 million balance at December 31, 2004.  For the three-month period ended March 31, 2005, $60.5 million of cash was provided from operating activities and $50.0 million was borrowed from our revolving credit facility. During this period, $201.4 million was used to acquire other agencies and books of business (“customer accounts”), $3.5 million was used for additions to fixed assets, $4.1 million was used for payments on long-term debt, and $5.5 million was used for the payment of dividends.

          As of March 31, 2005, our contractual cash obligations were as follows (in thousands):

		Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long term debt	$324,542	$66,012	$58,090	$291	$200,149
Capital lease obligations	22	7	15	-	-
Other long term liabilities	10,279	7,181	1,219	631	1,248
Operating leases	73,976	17,903	26,197	17,201	12,675
Maximum future acquisition contingent payments	214,558	22,639	168,582	23,337	-
Total contractual cash obligations	$623,377	$113,742	$254,103	$41,460	$214,072

In July 2004, we completed a private placement of $200.0 million of unsecured senior notes (the "Notes"). The $200 million is divided into two series: Series A, for $100.0 million, due in 2011 and bearing interest at 5.57% per year; and Series B, for $100.0 million, due in 2014 and bearing interest at 6.08% per year. The closing on the Series B Notes occurred on July 15, 2004.  The closing on the Series A Notes occurred on September 15, 2004.  The Company has used, and anticipates continuing to use, the proceeds from the Notes for general corporate purposes, including repayment of existing debt and acquisitions. As of March 31, 2005 there was an outstanding balance of $200.0 million on the Notes.

In September 2003, we established an unsecured revolving credit facility (the “Revolving Facility”) with a national banking institution that provided for available borrowings of up to $75 million, with a maturity date of October 2008, bearing an interest rate based upon the 30-, 60- or 90-day London Interbank Offering Rate (“LIBOR”) plus 0.625% to 1.625%, depending upon our quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization and non-cash stock grant compensation.  A commitment fee of 0.175% to 0.375% per annum is assessed on the unused balance.  As of March 31, 2005, there was an outstanding balance of $50.0 million on the Revolving Facility.

In January 2001, we entered into a $90 million unsecured seven-year term loan agreement (the “Term Loan”) with a national banking institution, bearing an interest rate based upon the 30-, 60- or 90-day LIBOR plus 0.50% to 1.00%, depending upon our quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization and non-cash stock grant compensation.  The 90-day LIBOR was 3.09% as of March 31, 2005.  The Term Loan was fully funded on January 3, 2001 and as of March 31, 2005 had an outstanding balance of $35.4 million.  This Term Loan is to be repaid in equal quarterly installments of $3.2 million through December 2007.

To hedge the risk of increasing interest rates from January 2, 2002 through the remaining six years of the Term Loan, we entered into an interest rate swap agreement that effectively converted the floating LIBOR-based interest payments to fixed interest payments at an annual rate of 4.53%.  This agreement did not impact or change the required 0.50% to 1.00% credit risk spread portion of the Term Loan.  In accordance with SFAS No. 133, as amended, we recorded a liability as of March 31, 2005 for the fair value of the interest rate swap at March 31, 2005 of approximately $155,000, net of income taxes of approximately $99,000.  We have designated and assessed the derivative as a highly effective cash flow hedge.

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

Recent Industry Development

          As previously disclosed in our public filings, the Office of the Attorney General of New York served subpoenas on certain insurance brokerage companies seeking information relating to certain compensation agreements between those insurance brokers and insurance underwriters. Since then, the New York State Attorney General filed a complaint against the largest insurance broker in the world, Marsh & McLennan, alleging that Marsh & McLennan committed various improprieties and unlawful acts in the pricing and placement of insurance, including alleged manipulating of the market for insurance by, among other things, rigging bids and "steering" clients to particular insurers based on considerations other than the customers' interests; alleged entry into unlawful tying arrangements pursuant to which the placement of primary insurance contracts was conditioned upon commitments to place reinsurance through a particular broker; and alleged failure to disclose contingent commission and other allegedly improper compensation and fee arrangements. Shortly thereafter, a putative class action lawsuit that was pending in Federal Court against the three largest insurance brokers in the world was amended to include many of the allegations in the above-referenced suit against Marsh & McLennan and add to six other insurance intermediaries, including us, and four commercial insurance carriers and their affiliates, as defendants. Marsh & McLennan and the two other largest insurance brokers in the world subsequently entered into settlements with the New York State Attorney General, which included the establishment of restitution funds and agreements to make changes in certain of their business practices relating to such alleged activities. After the New York State Attorney General filed its lawsuit, several governmental entities in other states announced that they too are looking into these issues, and we have received requests for information from them. See Item 1 of Part II below for additional relevant information on some of these proceedings as they relate to us.

          In response to these developments, some of these insurance brokers have announced that they will no longer accept contingent commissions, and certain insurance companies have said that they are going to discontinue paying contingent commissions or are reviewing the issue. As previously disclosed in our public filings, we have contingent commission agreements with certain underwriters, including revenue-sharing commissions paid by insurance underwriters based primarily on the overall profitability of the aggregate business written with that underwriter, and/or additional factors such as retention ratios and overall volume of business that we place with the underwriter, and to a lesser extent, we have some override commission agreements, which allow for commissions to be paid by insurance underwriters in excess of the standard commission rate in specific lines of business, such as group health business. We have not chosen to discontinue receiving contingent commissions. An elimination or significant decrease in the payment of contingent commissions to us could have a material adverse impact on our results of operations. As developments in this area continue to occur, we and our industry may face additional scrutiny of our practices by regulators and other governmental entities and become subject to additional legal proceedings. Such developments may impact the way our industry's business is conducted and could adversely affect the financial results and condition of industry participants, including us.

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

•
a significant portion of business written by Brown & Brown is for customers located in Arizona, California, Florida Georgia, New Jersey, New York, Pennsylvania and Washington. Accordingly, the occurrence of adverse economic conditions, an adverse regulatory climate, or a disaster in any of these states could have a material adverse effect on our business, although no such conditions have been encountered in the past.

•	the integration of our operations with those of businesses or assets we have acquired or may acquire in the future and the failure to realize the expected benefits of such integration; and

•	other risks and uncertainties as may be detailed from time to time in our public announcements and Securities and Exchange Commission (“SEC”) filings.

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

          Our invested assets are held as cash and cash equivalents, restricted cash and investments, available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit. These investments are subject to interest rate risk and equity price risk. The fair values of our cash and cash equivalents, restricted cash and investments, and certificates of deposit at March 31, 2005 and December 31, 2004 approximated their respective carrying values due to their short-term duration and therefore such market risk is not considered to be material.

          We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date. However, we have no current intention to add to or dispose of any of the 559,970 common stock shares of Rock-Tenn Company, a publicly-held New York Stock Exchange-listed company, which we have owned for over 10 years. The investment in Rock-Tenn Company accounted for 64% and 68% of the total value of available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit as of March 31, 2005 and December 31, 2004, respectively. Rock-Tenn Company’s closing stock price at March 31, 2005 and December 31, 2004 was $13.30 and $15.16, respectively. Our exposure to equity price risk is primarily related to the Rock-Tenn Company investment. As of March 31, 2005, the value of the Rock-Tenn Company investment was $7,448,000.

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

At March 31, 2005, the interest rate swap agreement was as follows (in thousands, except percentages):

	Contractual/ Notional Amount	Fair Value	Weighted Average Pay Rates	Weighted Average Received Rates

Interest rate swap agreement	$ 35,357	$ (254)	4.53%	2.30%

ITEM 4:    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

          We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1939, as amended (the “Exchange Act”), under the supervision, the (the “Evaluation”), and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Although we believe that our pre-existing Disclosure Controls, including our internal controls, were adequate to enable us to comply with our disclosure obligations, as a result of such Evaluation, we implemented certain minor changes, primarily to formalize, document and update the procedures already in place.  Based on the Evaluation, our CEO and CFO concluded that, subject to the limitations noted herein, our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic SEC reports.

Changes in Internal Controls

          There has not been any change in our internal controls over financial reporting identified in connection with the Evaluation that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, those controls.

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

CEO and CFO Certifications

          Exhibits 31.1 and 31.2 are the Certifications of the CEO and the CFO, respectively. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”).  This Item 4 of this report, which you are currently reading, is the information concerning the Evaluation referred to in the Section 302 Certifications, and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

OptiCare Complaint and Related Matters

On or about October 29, 2004, Brown & Brown, Inc. was served with a First Amended Complaint (the Complaint) in a putative class action lawsuit pending in the United States District Court for the Southern District of New York, styled OptiCare Health Systems, Inc. v. Marsh & McLennan Companies, Inc., et al., Civil Action No. 04 CV 06954 (DC). The Complaint added Brown & Brown, as well as six other insurance intermediaries and four commercial insurance carriers and their affiliates, as defendants in a case initially filed against three of the largest U.S. insurance intermediaries (Marsh & McLennan, AON and Willis Group). The Complaint refers to an action that was filed against Marsh & McLennan by the New York State Attorney General on October 14, 2004, and alleges various improprieties and unlawful acts by the various defendants in the pricing and placement of insurance, including alleged manipulation of the market for insurance by, among other things; rigging bids and “steering” clients to particular insurers based on considerations other than the customers’ interests; alleged entry into unlawful tying arrangements pursuant to which the placement of primary insurance contracts was conditioned upon commitments to place reinsurance through a particular broker; and alleged failure to disclose contingent commission and other allegedly improper compensation and fee arrangements. The Complaint includes Brown & Brown in a group together with the other defendant insurance intermediaries, and does not allege that any separate, specific act was committed only by Brown & Brown. The action asserts a number of causes of action, including violations of the federal antitrust laws, multiple state antitrust and unfair and deceptive practices statutes, and the federal racketeering (RICO) statute, as well as breach of fiduciary duty, misrepresentation, conspiracy, aiding and abetting, and unjust enrichment, and seeks injunctive and declaratory relief. The Complaint also contains a separate breach of contract claim directed only at the Marsh & McLennan affiliates. The plaintiff, allegedly a client of a Marsh & McLennan subsidiary, seeks to represent a putative class consisting of all persons who, between August 26, 1994 and the date a class is certified in the case, engaged the services of any of the insurance intermediary defendants or any of their subsidiaries or affiliates, and who entered into or renewed a contract of insurance with any of the insurance carrier defendants. The plaintiff seeks unspecified damages, including treble damages, as well as attorneys’ fees and costs.

On or about December 6, 2004, two additional putative class actions were filed against Brown & Brown and other brokers and insurers in the U.S. District Court for the Northern District of Illinois (Eastern Division), styled Stephen Lewis v. Marsh & McLennan Companies, Inc., et al., Civil Action No. 04 C 7847, and Diane Preuss v. Marsh & McLennan Companies, Inc., et. al., Civil Action No. 04 C 7853 (together with the OptiCare Action, the Policyholder Actions). The allegations of both of the complaints in these actions largely mirror the allegations in the OptiCare Action, but include Robinson-Patman Act claims. Both plaintiffs, Stephen Lewis and Diane Preuss, allege that they “purchased an insurance policy from one of the defendants or defendants’ co-conspirators.”

On or about February 17, 2005, the Judicial Panel on Multi-District Litigation (MDL Panel) transferred the OptiCare Action, and other similar actions in which Brown & Brown is not named as a defendant, to the District of New Jersey to be coordinated in a single jurisdiction for pre-trial purposes before U.S. District Court Judge Faith S. Hochberg. The Lewis and the Preuss actions are being treated by the MDL Panel as potential tag-along actions and, it is believed, will be transferred to the District of New Jersey by a later transfer order.

Brown & Brown intends to vigorously defend itself against the Policyholder Actions.

Additionally, in December of 2004, the Board of Directors of Brown & Brown received a demand letter from counsel representing a current shareholder of Brown & Brown seeking the commencement of a derivative suit by Brown & Brown against the Board of Directors and current and former officers and directors of Brown & Brown for alleged breaches of fiduciary duty related to Brown & Brown’s participation in contingent commission agreements.  In response to the demand letter, a committee comprised of independent members of the Board of Directors has been established to investigate and reach a determination concerning the merits of the proposed derivative action, and that committee has retained independent counsel to assist it in this endeavor.

Recent Industry Development

As previously disclosed in our public filings, the Office of the Attorney General of New York served subpoenas on certain insurance brokerage companies, other than Brown & Brown, seeking information relating to certain compensation agreements between those insurance brokers and insurance underwriters. Since then, the New York State Attorney General filed a complaint against the largest insurance broker in the world, Marsh & McLennan, alleging that Marsh & McLennan committed various improprieties and unlawful acts in the pricing and placement of insurance, including alleged manipulating of the market for insurance by, among other things; “bid rigging” and “steering” clients to particular insurers based on considerations other than the customers’ interests; alleged entry into unlawful tying arrangements pursuant to which the placement of primary insurance contracts was conditioned upon commitments to place reinsurance through a particular broker; and alleged failure to disclose contingent commission and other allegedly improper compensation and fee arrangements. Marsh & McLennan and the two other largest insurance brokers in the world subsequently entered into settlements with the New York State Attorney General, which included the establishment of restitution funds and agreements to make changes in certain of their business practices relating to such alleged activities. After the New York State Attorney General filed its lawsuit, several governmental entities in other states announced that they too were looking into these issues, and Brown & Brown received requests for information from them. No state agency has specifically charged or alleged any wrongdoing or violation of state law by Brown & Brown.

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

Among the above-referenced claims, and as previously described in Brown & Brown’s Reports on Form 10-Q for the quarterly periods ending March 31, 2003 and certain subsequent quarters, there are several threatened and pending legal claims and lawsuits against Brown & Brown and Brown & Brown Insurance Services of Texas, Inc. (BBTX), a subsidiary of Brown & Brown, Inc., arising out of BBTX’s involvement with the procurement and placement of workers’ compensation insurance coverage for entities including several professional employer organizations. Although the ultimate outcome of the matters referenced in this section titled “Other” cannot be ascertained and liabilities in indeterminate amounts may be imposed on Brown & Brown or its subsidiaries, on the basis of present information, availability of insurance coverages and legal advice received, it is the opinion of management that the disposition or ultimate determination of such claims will not have a material adverse effect on Brown & Brown’s consolidated financial position. However, as (i) one or more of Brown & Brown’s insurance carriers could take the position that portions of these claims are not covered by Brown & Brown’s insurance, (ii) to the extent that payments are made to resolve claims and lawsuits, applicable insurance policy limits are eroded, and (iii) the claims and lawsuits relating to these matters are continuing to develop, it is possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by unfavorable resolutions of these matters.

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

Exhibit 4.1
Note Purchase Agreement, dated as of July 15, 2004, among the Company and the listed Purchasers of the 5.57% Series A Senior Notes due September 15, 2011 and 6.08% Series B Senior Notes due July 15, 2014 (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended June 30, 2004).

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

The Company filed a current report on Form 8-K on February 11, 2005.  This current report reported Item 12, which announced that the Company issued a press release on February 10, 2005, relating to the Company’s earnings for the fourth quarter of fiscal year 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN & BROWN, INC.

Date: May 10, 2005	By:	/s/ CORY T. WALKER
Cory T. Walker Sr. Vice President, Chief Financial Officer and Treasurer (duly authorized officer, principal financial officer and principal accounting officer)