Form 10-Q
period 2005-06-30
BROWN & BROWN INC
filed 2005-08-09
CIK 79282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2005

or

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

The number of shares of the Registrant’s common stock, $.10 par value, outstanding as of August 2, 2005 was 69,143,344.

BROWN & BROWN, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
REVENUES
Commissions and fees	$192,738	$156,749	$393,053	$321,063
Investment income	1,524	333	2,489	1,021
Other income, net	1,669	860	2,763	1,423
Total revenues	195,931	157,942	398,305	323,507

EXPENSES
Employee compensation and benefits	94,100	76,270	184,484	152,552
Non-cash stock grant compensation	788	665	1,679	1,510
Other operating expenses	25,980	19,983	53,122	41,379
Amortization	8,357	5,483	15,892	10,300
Depreciation	2,527	2,269	4,894	4,423
Interest	3,711	743	7,253	1,454
Total expenses	135,463	105,413	267,324	211,618

Income before income taxes	60,468	52,529	130,981	111,889

Income taxes	23,435	20,376	50,930	43,388

NET INCOME	$37,033	$32,153	$80,051	$68,501

Net income per share:
Basic	$0.54	$0.47	$1.16	$1.00
Diluted	$0.53	$0.46	$1.15	$0.99

Weighted average number of shares outstanding:
Basic	69,156	68,790	69,159	68,736
Diluted	69,738	69,370	69,724	69,283

Dividends declared per share	$0.08	$0.07	$0.16	$0.14

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except per share data)

	June 30,	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$42,940	$188,106
Restricted cash and investments	236,504	147,483
Short-term investments	2,831	3,163
Premiums, commissions and fees receivable	217,209	172,395
Other current assets	24,280	28,819
Total current assets	523,764	539,966

Fixed assets, net	38,489	33,438
Goodwill	523,610	360,843
Amortizable intangible assets, net	363,543	293,009
Investments	7,940	9,328
Other assets	10,090	12,933
Total assets	$1,467,436	$1,249,517

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Premiums payable to insurance companies	$370,431	$242,414
Premium deposits and credits due customers	24,002	32,273
Accounts payable	20,744	16,257
Accrued expenses	52,994	58,031
Current portion of long-term debt	49,699	16,135
Total current liabilities	517,870	365,110

Long-term debt	220,246	227,063

Deferred income taxes, net	25,555	24,859

Other liabilities	9,078	8,160

Shareholders’ equity:
Common stock, par value $.10 per share; authorized 280,000
shares; issued and outstanding, 69,143 shares at 2005 and
69,159 at 2004	6,914	6,916
Additional paid-in capital	189,371	187,280
Retained earnings	494,649	425,662
Accumulated other comprehensive income	3,753	4,467
Total shareholders’ equity	694,687	624,325

Total liabilities and shareholders’ equity	$1,467,436	$1,249,517

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)
	For the six months ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$80,051	$68,501
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	15,892	10,300
Depreciation	4,894	4,423
Non-cash stock grant compensation	1,679	1,510
Deferred income taxes	925	1,121
Income tax benefit from exercise of stock options	-	56
Net (gain) on sales of investments, fixed assets and customer accounts	(2,515)	(1,747)
Changes in operating assets and liabilities, net of effect from insurance agency acquisitions and disposals:
Restricted cash and investments (increase)	(89,021)	(16,651)
Premiums, commissions and fees receivable (increase)	(44,814)	(413)
Other assets decrease	9,183	11,394
Premiums payable to insurance companies increase	128,046	16,291
Premium deposits and credits due customers (decrease) increase	(8,271)	1,534
Accounts payable increase	4,441	7,859
Accrued expenses (decrease)	(5,219)	(11,777)
Other liabilities (decrease)	(988)	(36)
NET CASH PROVIDED BY OPERATING ACTIVITIES	94,283	92,365

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(7,210)	(4,535)
Payments for businesses acquired, net of cash acquired	(215,155)	(143,555)
Proceeds from sales of fixed assets and customer accounts	2,005	2,339
Purchases of investments	(190)	-
Proceeds from sales of investments	521	738
NET CASH USED IN INVESTING ACTIVITIES	(220,029)	(145,013)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving credit facility	50,000	50,000
Payments on revolving credit facility	(50,000)	-
Payments on long-term debt	(8,766)	(8,928)
Issuances of common stock for employee stock benefit plans	410	662
Cash dividend paid	(11,064)	(9,628)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(19,420)	32,106

NET DECREASE IN CASH AND CASH EQUIVALENTS	(145,166)	(20,542)
Cash and cash equivalents at beginning of period	188,106	56,926

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$42,940	$36,384

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

          Results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

 New Accounting Pronouncements

          In December 2004, the Financial Accounting Standards Board (“FASB”) issued revised Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share-Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. This revised statement, which requires that the cost of all share-based payment transactions be recognized in the financial statements, establishes fair value as the measurement objective and requires entities to apply a fair-value-based measurement method in accounting for share-based payment transactions. The revised statement applies to all awards granted, modified, repurchased or cancelled on or after July 1, 2005. The Company will adopt revised SFAS No. 123 on its effective date, which is anticipated to be January 1, 2006.

Note 2 - Stock-Based Compensation and Incentive Plans

          The Company applies the intrinsic value-based method of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, to account for its stock-based compensation and incentive plans. Accordingly, the Company presents the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, which requires presentation of pro forma net income and earnings per share information under SFAS No. 123, “Accounting for Stock-Based Compensation”.

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

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004

Net income, as reported	$37,033	$32,153	$80,051	$68,501

Total stock-based employee compensation
cost included in the determination of
net income, net of related income tax effects	483	408	1,028	926

Total stock-based employee compensation
cost determined under fair value method
for all awards, net of related income tax effects	(1,139)	(1,340)	(2,337)	(2,790)

Net income, pro forma	$36,377	$31,221	$78,742	$66,637

Earnings per share:
Basic, as reported	$0.54	$0.47	$1.16	$1.00
Basic, pro forma	$0.53	$0.45	$1.14	$0.97

Diluted, as reported	$0.53	$0.46	$1.15	$0.99
Diluted, pro forma	$0.52	$0.45	$1.13	$0.96

Note 3 - Basic and Diluted Net Income Per Share

          The following table sets forth the computation of basic net income per share and diluted net income per share (in thousands, except per-share data):

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004

Net income	$37,033	$32,153	$80,051	$68,501

Weighted average number of common shares
outstanding	69,156	68,790	69,159	68,736

Dilutive effect of stock options using the
treasury stock method	582	580	565	547

Weighted average number of shares
outstanding	69,738	69,370	69,724	69,283

Net income per share:
Basic	$0.54	$0.47	$1.16	$1.00
Diluted	$0.53	$0.46	$1.15	$0.99

Note 4 - Business Combinations

During the first two quarters of 2005, the Company acquired the assets and assumed certain liabilities of 23 general insurance agencies and several books of business (“customer accounts”). The aggregate purchase price was $235,939,000 including $198,073,000 of net cash payments, the issuance of $35,530,000 in notes payable and the assumption of $2,336,000 of liabilities. All of these acquisitions operate in the insurance intermediary business and were acquired primarily to expand the Company’s core businesses and to attract high-quality individuals to the Company. Acquisition purchase prices are typically based on a multiple of operating profit earned over a one- to three-year period after the acquisition effective date, within a minimum and maximum price range. The initial asset allocation of an acquisition is based on the minimum purchase price and any subsequent “earn-out” payment is allocated primarily to goodwill. All of these acquisitions have been accounted for as business combinations and are as follows (in thousands):

Name of Acquisitions	Business Segment	2005 Date of Acquisition	Net Cash Paid	Notes Payable	Recorded Purchase Price
American Specialty, Inc., et al.	National Programs	January 1	$23,769	$-	$23,769
Braishfield Associates, Inc.	Brokerage	January 1	10,210	-	10,210
Hull & Company, Inc., et al.	Brokerage	March 1	140,026	35,000	175,026
Others	Various	Various	24,068	530	24,598
Total			$198,073	$35,530	$233,603

The following table summarizes the preliminary allocation of the aggregate purchase price to the fair values of the aggregate assets and liabilities acquired (in thousands):

	American Specialty	Braishfield	Hull	Others	Total
Other current assets	$80	$-	$-	$-	$80
Fixed assets	370	25	2,500	103	2,998
Purchased customer accounts	7,409	4,320	66,343	8,450	86,522
Noncompete agreements	38	50	95	358	541
Goodwill	18,208	5,815	106,088	15,687	145,798
Total assets acquired	26,105	10,210	175,026	24,598	235,939

Other liabilities	(2,336)	-	-	-	(2,336)
Total liabilities assumed	(2,336)	-	-	-	(2,336)

Net assets acquired	$23,769	$10,210	$175,026	$24,598	$233,603

      The weighted average useful lives for the above acquired amortizable intangible assets are as follows: purchased customer accounts, 15.0 years, and noncompete agreements, five years.

      Goodwill of $145,798,000, all of which is expected to be deductible for tax purposes, was assigned to the Retail, National Programs and Brokerage Divisions in the amounts of $8,278,000, $18,708,000 and $118,812,000, respectively.

       The results of operations for the acquisitions completed during the first two quarters of 2005 have been combined with those of the Company since their respective acquisition dates. If the acquisitions had occurred as of January 1, 2004, the Company’s results of operations would be as shown in the following table (in thousands, except per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004

Total revenues	$196,170	$184,762	$410,003	$375,212

Income before income taxes	60,544	61,303	134,995	128,819

Net income	37,080	37,524	82,504	78,865

Net income per share:
Basic	$0.54	$0.55	$1.19	$1.15
Diluted	$0.53	$0.54	$1.18	$1.14

These pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

          Additional consideration paid to sellers or consideration returned to the Company by sellers as a result of purchase price “earn-out” provisions is recorded primarily as an adjustment to goodwill when the contingencies are settled. The net additional consideration paid by the Company in 2005 as a result of such adjustments totaled $17,065,000, of which $17,290,000 was allocated to goodwill and $225,000 was recorded as net liabilities. Of the $17,065,000 net additional consideration paid, $17,082,000 was paid in cash and $17,000 was recorded as  forgiveness of a note payable obligation. As of June 30, 2005, the maximum future contingency payments related to acquisitions totaled $197,611,000, of which $113,103,000 could be earned within one year.

Note 5 - Goodwill and Amortizable Intangible Assets

          The Company accounts for goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 142 provides for the non-amortization of goodwill.  Goodwill is now subject to at least an annual assessment for impairment by applying a fair value-based test.  Amortizable intangible assets (other than indefinite life assets) will be amortized over their useful lives and will be subject to a lower-of-cost-or-market impairment testing.

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

          The changes in goodwill, by business segment, for the six months ended June 30, 2005 are as follows (in thousands):

		National
	Retail	Programs	Brokerage	Services	Total

Balance as of December 31, 2004	$259,290	$84,737	$16,760	$56	$360,843

Goodwill of acquired businesses	18,385	25,897	118,806	-	163,088

Goodwill disposed of relating to sales
of businesses	(321)	-	-	-	(321)

Balance as of June 30, 2005	$277,354	$110,634	$135,566	$56	$523,610

   Amortizable intangible assets as of June 30, 2005 and December 31, 2004 consisted of the following (in thousands):

	June 30, 2005				December 31, 2004
				Weighted				Weighted
	Gross		Net	Average	Gross		Net	Average
	Carrying	Accumulated	Carrying	Life	Carrying	Accumulated	Carrying	Life
	Value	Amortization	Value	(Yrs)	Value	Amortization	Value	(Yrs)
Purchased
Customer
Accounts	$467,632	$(110,618)	$357,014	14.9	$381,744	$(96,342)	$285,402	14.8

Noncompete
Agreements	33,534	(27,005)	6,529	7.1	32,996	(25,389)	7,607	7.1

Total	$501,166	$(137,623)	$363,543		$414,740	$(121,731)	$293,009

Amortization expense for amortizable intangible assets for the years ending December 31, 2005, 2006, 2007, 2008 and 2009 are estimated to be $32.6 million, $32.1 million, $31.6 million, $30.8 million, and $30.3 million, respectively.

Note 6 - Long-Term Debt

          In July 2004, the Company completed a private placement of $200.0 million of unsecured senior notes (the "Notes"). The $200.0 million is divided into two series: Series A, for $100.0 million, due in 2011 and bearing interest at 5.57% per year; and Series B, for $100.0 million, due in 2014 and bearing interest at 6.08% per year. The closing on the Series B Notes occurred on July 15, 2004.  The closing on the Series A Notes occurred on September 15, 2004.  The Company has used, and anticipates continuing to use, the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. As of June 30, 2005, there was an outstanding balance of $200.0 million on the Notes.

          In September 2003, the Company established an unsecured revolving credit facility (the “Revolving Credit Facility”) with a national banking institution that provided for available borrowings of up to $75.0 million, with a maturity date of October 2008, bearing an interest rate based upon the 30-, 60- or 90-day London Interbank Offering Rate (“LIBOR”) plus 0.625% to 1.625%, depending upon the Company’s quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization and non-cash stock grant compensation.  A commitment fee of 0.175% to 0.375% per annum is assessed on the unused balance. The 90-day LIBOR was 3.49% as of June 30, 2005. As of June 30, 2005, there were no borrowings against the Revolving Credit Facility.

          In January 2001, the Company entered into a $90.0 million unsecured seven-year term loan agreement (the “Term Loan”) with a national banking institution, bearing an interest rate based upon the 30-, 60- or 90-day LIBOR plus 0.50% to 1.00%, depending upon the Company’s quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization and non-cash stock grant compensation.  The 90-day LIBOR was 3.49% as of June 30, 2005.  The Term Loan was fully funded on January 3, 2001 and as of June 30, 2005 had an outstanding balance of $32.1 million.  This Term Loan is to be repaid in equal quarterly installments of $3.2 million through December 2007.

          To hedge the risk of increasing interest rates from January 2, 2002 through the then remaining six years of the Term Loan, the Company entered into an interest rate swap agreement that effectively converted the floating LIBOR-based interest payments to fixed interest rate payments at 4.53%.  This agreement did not affect the required 0.50% to 1.00% credit risk spread portion of the Term Loan.  In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, the Company recorded a liability as of June 30, 2005 for the fair value of the interest rate swap of approximately $169,000, net of income taxes of approximately $108,000, with the related change in fair value reflected as other comprehensive income. As of December 31, 2004, the Company recorded a liability for the fair value of the interest rate swap of approximately $455,000, net of income taxes of approximately $267,000. The Company has designated and assessed the derivative as a highly effective cash flow hedge.

          All three of these credit agreements require the Company to maintain certain financial ratios and comply with certain other covenants. The Company was in compliance with all such covenants as of June 30, 2005.

          Acquisition and other notes payable as of June 30, 2005 were $37.8 million, which primarily represent debt incurred relative to former owners of certain agencies or customer accounts acquired by the Company.  These notes are payable in monthly, quarterly or annual installments through July 2014, including interest ranging from 1.51% to 8.05%.

Note 7 - Legal and Regulatory Proceedings

In Item 3 of Part I of Brown & Brown, Inc.’s Annual Report on Form 10-K for its fiscal year ending December 31, 2004 as updated by Item I of Part II of Brown & Brown, Inc.’s Quarterly Report on Form 10-Q for the period ending March 31, 2005, certain information concerning certain legal proceedings and other matters was disclosed. Such information was current as of the respective dates of such filings. Additional relevant information is set forth below.

Policyholder Actions and Related Matters

As previously disclosed, the Company is a defendant in the putative class action lawsuits styled OptiCare Health Systems, Inc. v. Marsh & McLennan Companies, Inc., et al., Stephen Lewis v. Marsh & McLennan Companies, Inc., et al., and Diane Preuss  v. Marsh & McLennan Companies, Inc., et al., (together, the “Policyholder Actions”) all of which were transferred by the Judicial Panel on Multi-District Litigation to the District of New Jersey to be coordinated in a single jurisdiction for pre-trial purposes.

As previously disclosed, governmental entities in a number of states are looking into issues related to the insurance industry’s compensation practices, and the Company and certain subsidiaries of the Company (collectively, “Brown & Brown”) have received and responded to requests for information from some of them.  No state agency has specifically charged or alleged any wrongdoing or violation of state law by Brown & Brown in connection with these inquiries.

As previously disclosed, a demand letter from counsel purporting to represent a current shareholder of the Company and seeking the commencement of a derivative suit by the Company against the Board of Directors and certain current and former officers and directors of Brown & Brown, Inc. for alleged breaches of fiduciary duty related to Brown & Brown’s participation in contingent commission agreements (the “Demand Letter”) was received by the Company’s Board of Directors in December 2004. The Special Review Committee (the “Committee”), comprised of independent members of the Company’s Board of Directors, was subsequently established to investigate and reach a determination concerning the merits of the proposed derivative action. The Committee retained independent counsel to assist it in this endeavor. In July 2005, the Committee communicated to the Company and to the attorney who sent the Demand Letter its determination that maintenance of the proposed derivative suit is not in the best interests of the Company.  To date, no further communication has been received from the attorney who sent the Demand Letter.

As previously disclosed, “Brown & Brown” has contingent commission agreements with certain underwriters, including revenue-sharing commissions paid by insurance underwriters based primarily on the overall profitability of the aggregate business written with that underwriter, and/or additional factors such as retention ratios and overall volume of business placed with the underwriter. To a lesser extent, Brown & Brown has some override commission agreements, which allow for commissions to be paid by insurance underwriters in excess of the standard commission rate in specific lines of business, such as group health business.  Brown & Brown has not chosen to discontinue receiving contingent commissions.

Brown & Brown cannot currently predict the impact or resolution of these matters or reasonably estimate a range of possible loss, which could be material. The resolution of these matters may harm Brown & Brown’s business and/or lead to a decrease in or elimination of contingent commissions and override commissions, which could have a material adverse impact on Brown & Brown’s consolidated financial condition.

Other

Brown & Brown is involved in numerous pending or threatened proceedings by or against Brown & Brown that arise incident to the nature of its business. The damages that may be claimed in these various proceedings are substantial, including in many instances claims for punitive or extraordinary damages. Some of these claims and lawsuits have been resolved, others are in the process of being resolved, and others are still in the investigation or discovery phase. Brown & Brown will continue to respond appropriately to these claims and lawsuits, and to vigorously protect its interests.

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

Note 8 - Supplemental Disclosures of Cash Flow Information

	For the six months ended June 30,
	2005	2004
Cash paid during the period for (in thousands):

Interest	$6,884	$1,477

Income taxes	$50,986	$40,385

The Company’s significant non-cash investing and financing activities are as follows (in thousands):

	For the six months ended June 30,
	2005	2004

Net unrealized holding (loss) on available-for-sale securities,
net of income tax benefit of $388 in 2005 and $25 in 2004	$(1,000)	$(157)

Net gain on cash-flow hedging derivative, net of income tax
effect of $159 in 2005 and $404 in 2004	286	675

Notes payable issued or assumed for purchased customer accounts	35,530	1,868

Notes received on sale of fixed assets and customer accounts	1,842	4,638

Common stock issued for acquisitions accounted for under the
purchase method of accounting	-	6,244

Note 9 - Comprehensive Income

The components of comprehensive income, net of related income tax effects, are as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004

Net income	$37,033	$32,153	$80,051	$68,501

Net unrealized holding (loss) gain on
available-for-sale securities	(216)	858	(1,000)	(157)

Net (loss) gain on cash-flow hedging derivative	(14)	742	286	675

Comprehensive income	$36,803	$33,753	$79,337	$69,019

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

Summarized financial information concerning the Company’s reportable segments for the six months ended June 30, 2005 and 2004 are shown in the following table.  The “Other” column includes any income and expenses not allocated to reportable segments and corporate-related items, including the inter-company interest expense charge to the reporting segment (in thousands).

	Retail	National Programs	Brokerage	Service	Other	Total
2005
Total revenues	$257,958	$63,510	$59,250	$13,838	$3,749	$398,305

Investment income	42	171	383	-	1,893	2,489
Amortization	9,539	3,996	2,306	22	29	15,892
Depreciation	2,819	968	540	220	347	4,894
Interest expense	10,598	5,183	5,355	2	(13,885)	7,253
Income before income taxes	73,490	16,235	15,375	3,851	22,030	130,981

Total assets	903,721	407,058	452,372	15,061	(310,776)	1,467,436
Capital expenditures	3,732	2,131	836	202	309	7,210

	Retail	National Programs	Brokerage	Service	Other	Total
2004
Total revenues	$240,978	$47,356	$20,476	$14,297	$400	$323,507

Investment income	535	41	-	-	445	1,021
Amortization	7,229	2,732	242	19	78	10,300
Depreciation	2,929	748	245	170	331	4,423
Interest expense	10,305	3,968	430	67	(13,316)	1,454
Income before income taxes	67,772	12,683	7,243	3,439	20,752	111,889

Total assets	787,390	324,545	82,573	14,940	(215,349)	994,099
Capital expenditures	3,071	671	223	396	203	4,564

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

THE FOLLOWING DISCUSSION UPDATES THE MD&A CONTAINED IN THE COMPANY’S 2004 ANNUAL REPORT ON FORM 10-K, AND THE TWO DISCUSSIONS SHOULD BE READ TOGETHER.

General

We are an insurance intermediary organization with origins dating from 1939 and are headquartered in Daytona Beach and Tampa, Florida. We market and sell to our customers insurance products and services, primarily in the property, casualty and the employee benefits markets. In our capacity as an agent and broker, we do not assume underwriting risks. Instead, we provide our customers with quality insurance contracts, as well as other targeted, customized risk management products and services.

We are compensated for our services primarily by commissions paid by insurance companies and fees paid by customers for certain services. The commission income that we receive is usually a percentage of the premium paid by the insured. Commission rates generally depend upon the type of insurance, the particular insurance company and the nature of the services provided by us. In some cases, a commission is shared with other agents or brokers who have acted jointly with us in a transaction. We may also receive “contingent commissions” which are revenue-sharing commissions paid by insurance companies based primarily on the overall profitability of the aggregate business written with such company, and/or additional factors such as retention ratios and overall volume of business that we place with such insurance companies during the prior year.

The Insurance Market

Premium rates are established by insurance companies based upon many factors, including reinsurance rates, none of which we control. Beginning in 1986 and continuing through 1999, commission revenues were adversely influenced by a consistent decline in premium rates resulting from intense competition among property and casualty companies for market share. Among other factors, this condition of a prevailing decline in premium rates, commonly referred to as a "soft market," generally resulted in flat to reduced commissions on renewal business. The effect of this softness in rates was somewhat offset by our substantial merger and acquisition activity and net new business production. As a result of increasing loss ratios (the comparison of incurred losses plus loss adjustment expenses against earned premium) of insurance companies through 1999, there was a general increase in premium rates commencing in the first quarter of 2000 and continuing into the first half of 2003. Starting in the second half of 2003, as insurance companies began to experience improved loss ratios, they again became more competitive on selected risks, resulting in a moderation of premium rate increases, and in some cases reductions in premium rates. We expect the softening of insurance premium rates throughout most of the United States will continue through 2005.

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

Results of Operations

The condensed consolidated financial information relating to the three and six month periods ended June 30, 2005 and 2004 is as follows (in thousands, except percentages):

	For the three months ended June 30,			For the six months ended June 30,
	2005	2004	% Change	2005	2004	% Change
REVENUES
Commissions and fees	$188,736	$153,227	23.2%	$361,207	$291,765	23.8%
Contingent commissions	4,002	3,522	13.6%	31,846	29,298	8.7%
Investment income	1,524	333	357.7%	2,489	1,021	143.8%
Other income, net	1,669	860	94.1%	2,763	1,423	94.2%
Total revenues	195,931	157,942	24.1%	398,305	323,507	23.1%

EXPENSES
Employee compensation and benefits	94,100	76,270	23.4%	184,484	152,552	20.9%
Non-cash stock grant compensation	788	665	18.5%	1,679	1,510	11.2%
Other operating expenses	25,980	19,983	30.0%	53,122	41,379	28.4%
Amortization	8,357	5,483	52.4%	15,892	10,300	54.3%
Depreciation	2,527	2,269	11.4%	4,894	4,423	10.6%
Interest	3,711	743	399.5%	7,253	1,454	398.8%
Total expenses	135,463	105,413	28.5%	267,324	211,618	26.3%

Income before income taxes	60,468	52,529	15.1%	130,981	111,889	17.1%

Income taxes	23,435	20,376	15.0%	50,930	43,388	17.4%

NET INCOME	$37,033	$32,153	15.2%	$80,051	$68,501	16.9%

Net Income.   Net income for the second quarter of 2005 was $37.0 million, or $0.53 per diluted share, compared with net income in the second quarter of 2004 of $32.2 million, or $0.46 per diluted share, a 15.2% increase on a per-share basis.  Net income for the six months ended June 30, 2005 was $80.1 million or $1.15 per diluted share, compared with net income for the comparable period in 2004 of $68.5 million, or $0.99 per diluted share, a 16.2% increase on a per-share basis.

Commissions & Fees.  Commissions and fees, including contingent commissions, for the second quarter of 2005 increased $36.0 million, or 23.0%, over the same period in 2004. Contingent commissions for the second quarter of 2005 increased $0.5 million over the second quarter of 2004, to $4.0 million. Core commissions and fees are our commissions and fees, less (i) contingent commissions and (ii) divested business (commissions and fees generated from offices, books of business or niches sold or terminated). Core commissions and fees revenue for the second quarter of 2005 increased $37.6 million, of which approximately $34.3 million represents core commissions and fees from agencies acquired since the second quarter of 2004. After divested business of $2.1 million, the remaining $3.3 million represents net new business production, which reflects a 2.2% internal growth rate for core commissions and fees. Commissions and fees for the six months ended June 30, 2005 increased $72.0 million, or 22.4%, over the same period in 2004. For the six months ended June 30, 2005, contingent commissions increased $2.5 million over the comparable period in 2004. Core commissions and fees revenue for the first six months of 2005 increased $74.0 million, of which approximately $65.9 million of the total increase represents core commissions and fees from agencies acquired since the comparable period in 2004. After divested business of $4.6 million, the remaining $8.1 million represents net new business production, which reflects a 2.8% internal growth rate for core commissions and fees.

Contingent commissions in the insurance industry have recently come under scrutiny. Various governmental entities are reviewing such commission arrangements, and lawsuits seeking class action status have been filed against various insurance intermediaries and companies that relate in part to such commissions. Some of the largest brokers in the world have announced that they will no longer accept contingent commissions, and certain insurance companies have said that they are going to discontinue paying contingent commissions or are reviewing the issue. We have not chosen to discontinue receiving contingent commissions. An elimination or significant decrease in the payment of contingent commissions to us could have a material adverse impact on our results of operations. See "Recent Industry Developments" below for additional information.

Investment Income.  Investment income for the three months ended June 30, 2005 increased $1.2 million, or 357.7%, over the same period in 2004. Investment income for the six months ended June 30, 2005 increased $1.5 million, or 143.8%, over the same period in 2004. These increases in investment income were primarily due to higher available invested cash and an increase in interest rates.

Other Income, Net.   Other income for the three months ended June 30, 2005 increased $0.8 million, or 94.1%, over the same period in 2004. Other income for the six months ended June 30, 2005 increased $1.3 million, or 94.2%, over the same period in 2004. Other income consists primarily of gains and losses from the sale and disposition of assets. The majority of this gain for the second quarter of 2005 was the result of the completion of the one year earn-out from the sale of our medical services operation in Louisiana in June 2004.

Employee Compensation and Benefits.  Employee compensation and benefits for the second quarter of 2005 increased $17.8 million, or 23.4%, over the same period in 2004. Employee compensation and benefits for the six months ended June 30, 2005 increased $31.9 million, or 20.9%, over the same period in 2004. These increases are primarily related to the addition of new employees from acquisitions completed since July 1, 2004 and increased compensation that resulted from higher commissions and fees revenue. Employee compensation and benefits as a percentage of total revenue decreased to 48.0% for the second quarter of 2005, from 48.3% for the second quarter of 2004. For the six months ended June 30, 2005, employee compensation and benefits as a percentage of total revenue decreased to 46.3%, from 47.2% for the same period in 2004. These improved ratios for the three and six month periods was the result of the continued assimilation of the acquisitions completed in 2004 and 2005 into our standard compensation program.

Non-Cash Stock Grant Compensation.  Non-cash stock grant compensation expense represents the expense required to be recorded under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, relating to our Stock Performance Plan. The annual cost of this Stock Performance Plan increases only when granted shares become “awarded”, which occurs when our average stock price over a 20 trading-day period increases by increments of 20% or more over the price at the time of the original grant. Non-cash stock grant compensation expense for the three months ended June 30, 2005 increased $0.1 million, or 18.5%, over the same period in 2004. Non-cash stock grant compensation for the six months ended June 30, 2005 increased $0.2 million, or 11.2%, over the same period in 2004. These increases are primarily the result of more shares being awarded and therefore becoming outstanding during 2005 than were outstanding during 2004.

Other Operating Expenses. Other operating expenses for the second quarter of 2005 increased $6.0 million, or 30.0%, over the same period in 2004. For the six months ended June 30, 2005, other operating expenses increased $11.7 million, or 28.4%, over the same period in 2004. These increases are primarily the result of acquisitions completed since the third quarter of 2004 that had no comparable results in the same period of 2004. Other operating expenses as a percentage of revenues for the second quarter of 2005 increased to 13.3%, compared with 12.7% for the same period in 2004. For the six months ended June 30, 2005, other operating expenses as a percentage of revenues increased to 13.3%, compared with 12.8% for the same period in 2004. During the three and six months ended June 30, 2005, there was a general increase in travel and entertainment expenses, and a significant increase in legal professional fees of approximately $1.0 million per quarter.

Amortization.  Amortization expense for the second quarter of 2005 increased $2.9 million, or 52.4%, over the second quarter of 2004. For the six months ended June 30, 2005, amortization expense increased $5.6 million, or 54.3%, over the same period in 2004. These increases are primarily due to acquisitions completed since July 1, 2004, and the change in the amortization period for purchased customer accounts to 15 years from 20 years that was implemented in November 2004.

Depreciation.  Depreciation expense for the second quarter of 2005 increased $0.3 million, or 11.4%, over the second quarter of 2004. For the six months ended June 30, 2005, depreciation expense increased $0.5 million, or 10.6%, over the same period in 2004. These increases are due to capital expenditures and fixed assets purchased in acquisitions completed since July 1, 2004.

Interest Expense.  Interest expense for the second quarter of 2005 increased $3.0 million, or 399.5%, over the same period in 2004. For the six months ended June 30, 2005, interest expense increased $5.8 million, or 398.8%, over the same period in 2004. These increases are primarily the result of additional interest expense relating to the funding of the $200.0 million of unsecured senior notes (as discussed in Note 6 of the Notes to Condensed Consolidated Financial Statements) in July and September of 2004.

Segment Information

          As discussed in Note 10 of the Notes to Condensed Consolidated Financial Statements, we operate in four reportable segments: the Retail, National Programs, Brokerage and Services Divisions.   Our core commissions and fees internal growth rates for the three months ended June 30, 2005 by divisional segment are as follows:

	For the three months		Total	Total	Less	Internal
	ended June 30,		Net	Net	Acquisition	Net
	2005	2004	Change	Growth %	Revenues	Growth %

Florida Retail	$40,989	$35,928	$5,061	14.1%	$1,827	9.0%
National Retail	51,541	47,225	4,316	9.1%	4,452	(0.3)%
Western Retail	25,830	28,802	(2,972)	(10.3)%	113	(10.7)%
Total Retail(1)	118,360	111,955	6,405	5.7%	6,392	0.0%

Professional Programs	9,515	10,087	(572)	(5.7)%	-	(5.7)%
Special Programs	20,335	14,659	5,676	38.7%	3,768	13.0%
Total National Programs	29,850	24,746	5,104	20.6%	3,768	5.4%

Brokerage	34,077	8,322	25,755	309.5%	24,117	19.7%

Services	6,449	6,086	363	6.0%	-	6.0%

Total Core Commissions and Fees	$188,736	$151,109	$37,627	24.9%	$34,277	2.2%

(1)	The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 10 which includes corporate and consolidation items.

      The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Condensed Consolidated Statements of Income for the three months ended June 30, 2005 and 2004 is as follows:

	For the three months ended June 30,
	2005	2004

Total core commissions and fees	$188,736	$151,109
Contingent commissions	4,002	3,522
Divested business	-	2,118

Total commission & fees	$192,738	$156,749

          Our core commissions and fees internal growth rates for the six months ended June 30, 2005 by divisional segment are as following:

	For the six months		Total	Total	Less	Internal
	ended June 30,		Net	Net	Acquisition	Net
	2005	2004	Change	Growth %	Revenues	Growth %

Florida Retail	$78,193	$69,802	$8,391	12.0%	$2,874	7.9%
National Retail	102,017	87,323	14,694	16.8%	14,739	(0.1)%
Western Retail	51,182	54,430	(3,248)	(6.0)%	970	(7.7)%
Total Retail(1)	231,392	211,555	19,837	9.4%	18,583	0.6%

Professional Programs	20,343	20,404	(61)	(0.3)%	715	(3.8)%
Special Programs	41,195	26,440	14,755	55.8%	11,088	13.9%
Total National Programs	61,538	46,844	14,694	31.4%	11,803	6.2%

Brokerage	55,444	16,992	38,452	226.3%	35,472	17.5%

Services	12,833	11,823	1,010	8.5%	-	8.5%

Total Core Commissions and Fees	$361,207	$287,214	$73,993	25.8%	$65,858	2.8%

(1)	The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 10 which includes the corporate and consolidation items.

         The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Consolidated Statements of Income for the six months ended June 30, 2005 and 2004 is as follows:

	For the six months ended June 30,
	2005	2004

Total core commissions and fees	$361,207	$287,214
Contingent commissions	31,846	29,298
Divested business	-	4,551

Total commission & fees	$393,053	$321,063

Retail

          The Retail Division provides a broad range of insurance products and services to commercial, public entity, professional and individual customers. Financial information relating to our Retail Division is as follows (in thousands, except percentages):

	For the three months ended June 30,			For the six months ended June 30,
	2005	2004	% Change	2005	2004	% Change
REVENUES
Commissions and fees	$117,610	$112,907	4.2%	$229,825	$214,532	7.1%
Contingent commissions	2,440	3,172	(23.1)%	26,802	25,422	5.4%
Investment income	19	14	35.7%	42	535	(92.1)%
Other income (loss), net	568	(141)	NMF	1,289	489	163.6%
Total revenues	120,637	115,952	4.0%	257,958	240,978	7.0%

EXPENSES
Employee compensation and benefits	58,496	57,731	1.3%	119,247	113,870	4.7%
Non-cash stock grant compensation	552	400	38.0%	1,099	800	37.4%
Other operating expenses	20,101	19,281	4.3%	41,166	38,073	8.1%
Amortization	4,816	3,797	26.8%	9,539	7,229	32.0%
Depreciation	1,403	1,495	(6.2)%	2,819	2,929	(3.8)%
Interest	5,224	5,491	(4.9)%	10,598	10,305	2.8%
Total expenses	90,592	88,195	2.7%	184,468	173,206	6.5%

Income before income taxes	$30,045	$27,757	8.2%	$73,490	$67,772	8.4%

Net internal growth rate - core commissions and fees	0.0%	3.9%		0.6%	3.4%

Employee compensation and benefits ratio	48.5%	49.8%		46.2%	47.3%

Other operating expenses ratio	16.7%	16.6%		16.0%	15.8%

Capital expenditures	$1,557	$1,279		$3,732	$3,071

Total assets at June 30, 2005 and 2004				$903,721	$787,390

         The Retail Division’s total revenues during the three months ended June 30, 2005 increased 4.0%, or $4.7 million, to $120.6 million. Contingent commissions for the quarter decreased $0.7 million over the second quarter of 2004. Of the increase in revenues, approximately $6.4 million related to the core commissions and fees from acquisitions that had no comparable revenues in the same period of 2004. Commissions and fees recorded in the second quarter of 2004 from business divested during 2005 was $1.4 million. The Retail Division’s internal growth rate for core commissions and fees was nil for the second quarter of 2005, which was primarily due to the softening and compression of insurance premium rates in virtually all parts of the country. In some regions, such as Florida, this decline in rates is being slightly offset by an increase in business exposure units, created by an improving economy. Income before income taxes for the three months ended June 30, 2005 increased 8.2%, or $2.3 million, to $30.0 million. This increase is primarily due to the earnings from acquisitions.

The Retail Division’s total revenues during the six months ended June 30, 2005 increased 7.0%, or $17.0 million, to $258.0 million. Contingent commissions for the six months ended June 30, 2005, increased $1.4 million, over the same period in 2004. Of the increase in revenues, approximately $18.6 million related to the core commissions and fees from acquisitions that had no comparable revenues in the same period of 2004. Commissions and fees recorded in the six months ended June 30, 2004 from business divested during 2005 was $3.2 million.  The remaining increase is primarily due to net new business growth in core commissions and fees. The Retail Division’s internal growth rate for core commissions and fees was 0.6% for the six months ended June 30, 2005. Income before income taxes for the six months ended June 30, 2005 increased 8.4%, or $5.7 million, to $73.5 million. This increase is primarily due to the earnings from acquisitions and net new business.

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

	For the three months ended June 30,			For the six months ended June 30,
	2005	2004	% Change	2005	2004	% Change
REVENUES
Commissions and fees	$29,850	$24,746	20.6%	$61,538	$46,844	31.4%
Contingent commissions	486	393	23.7%	1,634	478	241.8%
Investment income	96	19	405.3%	171	41	317.1%
Other income (loss), net	30	(2)	NMF	167	(7)	NMF
Total revenues	30,462	25,156	21.1%	63,510	47,356	34.1%

EXPENSES
Employee compensation and benefits	12,482	10,649	17.2%	26,457	19,708	34.2%
Non-cash stock grant compensation	89	59	50.8%	180	117	53.8%
Other operating expenses	5,179	4,174	24.1%	10,491	7,400	41.8%
Amortization	1,965	1,515	29.7%	3,996	2,732	46.3%
Depreciation	497	386	28.8%	968	748	29.4%
Interest	2,510	2,209	13.6%	5,183	3,968	30.6%
Total expenses	22,722	18,992	19.6%	47,275	34,673	36.3%

Income before income taxes	$7,740	$6,164	25.6%	$16,235	$12,683	28.0%

Net internal growth rate - core commissions and fees	5.4%	2.6%		6.2%	1.9%

Employee compensation and benefits ratio	41.0%	42.3%		41.7%	41.6%

Other operating expenses ratio	17.0%	16.6%		16.5%	15.6%

Capital expenditures	$1,368	$587		$2,131	$671

Total assets at June 30, 2005 and 2004				$407,058	$324,545

Total revenues for National Programs for the three months ended June 30, 2005 increased 21.1%, or $5.3 million, to $30.5 million. Contingent commissions for the second quarter of 2005 increased $0.1 million over the second quarter of 2004. Of the increase in revenues, approximately $3.8 million related to core commissions and fees from acquisitions that had no comparable revenues in the same period of 2004. The remaining increase is primarily due to net new business growth, and therefore, the National Programs Division’s internal growth rate for the core commissions and fees was 5.4%. Although the Professional Programs Division had a decrease of 5.7% in internal growth rate due to the continued softening of professional liability rates, it was offset by a strong 13.0% internal growth rate in our Special Programs Division which was attributable principally to increased premium rates in the condominium program administered by Florida Intracoastal Underwriters Limited Company (“FIU”). Income before income taxes for the three months ended June 30, 2005 increased 25.6%, or $1.6 million, to $7.7 million, over the same period in 2004. This increase is primarily due to earnings from acquisitions completed since the third quarter of 2004 and net new business growth.

Total revenues for National Programs for the six months ended June 30, 2005 increased 34.1%, or $16.2 million, to $63.5 million. Contingent commissions for the six months ended June 30, 2005 increased $1.2 million over the same period in 2004. Of the increase in revenues, approximately $11.8 million related to core commissions and fees from acquisitions that had no comparable revenues in the same period of 2004. The remaining increase is primarily due to net new business growth. Therefore the National Programs Division’s internal growth rate for core commissions and fees was 6.2%. Although the Professional Programs Division had a decrease of 3.8% in internal growth rate due to the continued softening of professional liability rates, it was offset by a strong 13.9% internal growth rate in our Special Programs Division which was attributable principally to increased premium rates in the condominium program administered by FIU and net new business in our public entity business. Income before income taxes for the six months ended June 30, 2005 increased 28.0%, or $3.6 million, to $16.2 million, over the same period in 2004. This increase is primarily due to net new business growth and earnings from acquisitions completed since the third quarter of 2004.

Brokerage

          The Brokerage Division markets and sells excess and surplus commercial insurance and reinsurance, primarily through independent agents and brokers. Financial information relating to our Brokerage Division is as follows (in thousands, except percentages):

	For the three months ended June 30,			For the six months ended June 30,
	2005	2004	% Change	2005	2004	% Change
REVENUES
Commissions and fees	$34,077	$8,270	312.1%	$55,444	$16,900	228.1%
Contingent commissions	1,150	123	835.0%	3,409	3,565	(4.4)%
Investment income	368	-	NMF	383	-	NMF
Other income, net	6	-	NMF	14	11	27.3%
Total revenues	35,601	8,393	324.2%	59,250	20,476	189.4%

EXPENSES
Employee compensation and benefits	16,497	4,115	300.9%	26,959	8,820	205.7%
Non-cash stock grant compensation	41	25	64.0%	82	50	64.0%
Other operating expenses	5,293	1,646	221.6%	8,633	3,446	150.5%
Amortization	1,551	122	NMF	2,306	242	852.9%
Depreciation	338	128	164.1%	540	245	120.4%
Interest	3,566	200	NMF	5,355	430	NMF
Total expenses	27,286	6,236	337.6%	43,875	13,233	231.6%

Income before income taxes	$8,315	$2,157	285.5%	$15,375	$7,243	112.3%

Net internal growth rate - core commissions and fees	19.7%	16.1%		17.5%	14.4%

Employee compensation and benefits ratio	46.3%	49.0%		45.5%	43.1%

Other operating expenses ratio	14.9%	19.6%		14.6%	16.8%

Capital expenditures	$616	$73		$836	$223

Total assets at June 30, 2005 and 2004				$452,372	$82,573

         The Brokerage Division’s total revenues for the three months ended June 30, 2005 increased 324.2%, or $27.2 million, to $35.6 million over the same period in 2004. Contingent commissions for the second quarter of 2005 increased $1.0 million over the same quarter of 2004. Of the increase in revenues, approximately $24.1 million related to core commissions and fees from acquisitions that had no comparable revenues in the same period of 2004. The substantial increase in revenues from acquisitions was generated primarily from Hull & Company, Inc., which was acquired on March 1, 2005 and has estimated annualized revenues of $63.0 million. Other acquisitions made in the Brokerage Division during the last year include Braishfield Associates, Inc. and ECC Insurance Brokers, LLC, both acquired on January 1, 2005 and International E&S acquired in September 2004. Also as a result of these acquisitions, amortization expense and interest expense increased significantly. The remaining increase is primarily due to net new business growth in core commissions and fees. Income before income taxes for the three months ended June 30, 2005 increased 285.5%, or $6.2 million, to $8.3 million over the same period in 2004, primarily due to earnings from acquisitions and net new business.

        The Brokerage Division’s total revenues for the six months ended June 30, 2005 increased 189.4%, or $38.8 million, to $59.3 million over the same period in 2004. Contingent commissions for the six months ended June 30, 2005 decreased $0.2 million from the same period in 2004. Of the increase in revenues, approximately $35.5 million related to core commissions and fees from acquisitions that had no comparable revenues in the same period of 2004, as previously mentioned.  The remaining increase is primarily due to net new business growth in core commissions and fees. Income before income taxes for the six months ended June 30, 2005 increased 112.3%, or $8.1 million, to $15.4 million over the same period in 2004, primarily due to earnings from acquisitions and net new business.

 Services

          The Services Division provides insurance-related services, including third-party administration, consulting for the workers’ compensation and employee benefit self-insurance markets and managed healthcare services. Financial information relating to our Services Division is as follows (in thousands, except percentages):

	For the three months ended June 30,			For the six months ended June 30,
	2005	2004	% Change	2005	2004	% Change
REVENUES
Commissions and fees	$6,449	$6,831	(5.6)%	$12,833	$13,295	(3.5)%
Contingent commissions	-	-	-	-	-	-
Investment income	-	-	-	-	-	-
Other income, net	1,005	1,002	0.3%	1,005	1,002	0.3%
Total revenues	$7,454	$7,833	(4.8)%	$13,838	$14,297	(3.2)%

EXPENSES
Employee compensation and benefits	3,766	3,915	(3.8)%	7,571	7,752	(2.3)%
Non-cash stock grant compensation	29	27	7.4%	60	55	9.1%
Other operating expenses	1,087	1,554	(30.1)%	2,112	2,795	(24.4)%
Amortization	11	10	10.0%	22	19	15.8%
Depreciation	114	91	25.3%	220	170	29.4%
Interest	1	33	(97.0)%	2	67	(97.0)%
Total expenses	5,008	5,630	(11.0)%	9,987	10,858	(8.0)%

Income before income taxes	$2,446	$2,203	11.0%	$3,851	$3,439	12.0%

Net internal growth rate - core commissions and fees	6.0%	22.9%		8.5%	17.8%

Employee compensation and benefits ratio	50.5%	50.0%		54.7%	54.2%

Other operating expenses ratio	14.6%	19.8%		15.3%	19.5%

Capital expenditures	$118	$280		$202	$396

Total assets at June 30, 2005 and 2004				$15,061	$14,940

          The Services Division’s total revenues for the three months ended June 30, 2005 decreased 4.8%, or $0.4 million, to $7.5 million from the same period in 2004. On June 30, 2004, we sold our medical services operation in Louisiana. This medical services operation had estimated quarterly revenues of approximately $0.7 million and the sale of this operation resulted in lower quarterly revenues for this Division. Core commissions and fees, which excludes the prior period revenues from this divestiture, reflect an internal growth rate of 6.0% for the second quarter of 2005. Other income primarily represents the gain on the sale of the medical services operation in Louisiana, recognized partly in 2004 based on the minimum purchase price, and the subsequent earn-out gain recognized in June 2005. Income before income taxes for the three months ended June 30, 2005 increased 11.0%, or $0.2 million, to $2.4 million from the same period in 2004, primarily as a result of the gain on this divestiture.

          The Services Division’s total revenues for the six months ended June 30, 2005 decreased 3.2%, or $0.5 million, to $13.8 million from the same period in 2004. Core commissions and fees, excluding the prior period revenues from the divestiture referred to above, reflect an internal growth rate of 8.5% for the six months ended June 30, 2005. Income before income taxes for the six months ended June 30, 2005 increased 12.0%, or $0.4 million, to $3.8 million from the same period in 2004, primarily as a result of the gain on this divestiture.

Liquidity and Capital Resources

          Our cash and cash equivalents at June 30, 2005 totaled $42.9 million, a decrease of $145.2 million from the $188.1 million balance at December 31, 2004.  For the six-month period ended June 30, 2005, $94.3 million of cash was provided from operating activities. During this period, $215.2 million was used to acquire other agencies and books of business (“customer accounts”), $7.2 million was used for additions to fixed assets, $8.8 million was used for payments on long-term debt, and $11.1 million was used for the payment of dividends.

          As of June 30, 2005, our contractual cash obligations were as follows (in thousands):

		Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long term debt	$269,925	$49,692	$19,800	$294	$200,139
Capital lease obligations	20	7	13	-	-
Other long term liabilities	9,078	6,368	945	642	1,123
Operating leases	78,780	17,881	28,240	19,277	13,382
Maximum future acquisition contingent payments	197,611	113,103	84,492	16	-
Total contractual cash obligations	$555,414	$187,051	$133,490	$20,229	$214,644

In July 2004, we completed a private placement of $200.0 million of unsecured senior notes (the "Notes"). The $200.0 million is divided into two series: Series A, for $100.0 million, due in 2011 and bearing interest at 5.57% per year; and Series B, for $100.0 million, due in 2014 and bearing interest at 6.08% per year. The closing on the Series B Notes occurred on July 15, 2004.  The closing on the Series A Notes occurred on September 15, 2004.  The Company has used, and anticipates continuing to use, the proceeds from the Notes for general corporate purposes, including repayment of existing debt and acquisitions. As of June 30, 2005 there was an outstanding balance of $200.0 million on the Notes.

In September 2003, we established an unsecured revolving credit facility (the “Revolving Credit Facility”) with a national banking institution that provided for available borrowings of up to $75.0 million, with a maturity date of October 2008, bearing an interest rate based upon the 30-, 60- or 90-day London Interbank Offering Rate (“LIBOR”) plus 0.625% to 1.625%, depending upon our quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization and non-cash stock grant compensation.  A commitment fee of 0.175% to 0.375% per annum is assessed on the unused balance.  As of June 30, 2005, there were no borrowings against this Revolving Credit Facility.

In January 2001, we entered into a $90.0 million unsecured seven-year term loan agreement (the “Term Loan”) with a national banking institution, bearing an interest rate based upon the 30-, 60- or 90-day LIBOR plus 0.50% to 1.00%, depending upon our quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization and non-cash stock grant compensation.  The 90-day LIBOR was 3.49% as of June 30, 2005.  The Term Loan was fully funded on January 3, 2001 and as of June 30, 2005 had an outstanding balance of $32.1 million.  This Term Loan is to be repaid in equal quarterly installments of $3.2 million through December 2007.

          To hedge the risk of increasing interest rates from January 2, 2002 through the then remaining six years of the Term Loan, we entered into an interest rate swap agreement that effectively converted the floating LIBOR-based interest payments to fixed interest payments at an annual rate of 4.53%.  This agreement did not impact or change the required 0.50% to 1.00% credit risk spread portion of the Term Loan.  In accordance with SFAS No. 133, as amended, we recorded a liability as of June 30, 2005 for the fair value of the interest rate swap of approximately $169,000, net of income taxes of approximately $108,000.  We have designated and assessed the derivative as a highly effective cash flow hedge.

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

Recent Industry Development

          See Item 1 of Part II for a discussion of the current legal proceedings concerning the insurance industry’s compensation practices.

Disclosure Regarding Forward-Looking Statements

          We make “forward-looking statements” within the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995 throughout this report and in the documents we incorporate by reference into this report. You can identify these statements by forward-looking words such as “may,”“will,”“expect,”“anticipate,”“believe,”“estimate,”“plan” and “continue” or similar words. We have based these statements on our current expectations about future events. Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, our actual results may differ materially from what we currently expect. Important factors which could cause our actual results to differ materially from the forward-looking statements in this report include:

•	material adverse changes in economic conditions in the markets we serve;

•	future regulatory actions and conditions in the states in which we conduct our business;

•	competition from others in the insurance agency and brokerage business;

•
a significant portion of business written by Brown & Brown is for customers located in Arizona, California, Florida, Georgia, New Jersey, New York, Pennsylvania and Washington. Accordingly, the occurrence of adverse economic conditions, an adverse regulatory climate, or a disaster in any of these states could have a material adverse effect on our business, although no such conditions have been encountered in the past;

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

          Our invested assets are held as cash and cash equivalents, restricted cash and investments, available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit. These investments are subject to interest rate risk and equity price risk. The fair values of our cash and cash equivalents, restricted cash and investments, and certificates of deposit at June 30, 2005 and December 31, 2004 approximated their respective carrying values due to their short-term duration and therefore such market risk is not considered to be material.

          We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date. However, we have no current intention to add to or dispose of any of the 559,970 common stock shares of Rock-Tenn Company, a publicly-held New York Stock Exchange-listed company, which we have owned for over 10 years. The investment in Rock-Tenn Company accounted for 64% and 68% of the total value of available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit as of June 30, 2005 and December 31, 2004, respectively. Rock-Tenn Company’s closing stock price at June 30, 2005 and December 31, 2004 was $12.65 and $15.16, respectively. Our exposure to equity price risk is primarily related to the Rock-Tenn Company investment. As of June 30, 2005, the value of the Rock-Tenn Company investment was $7,084,000.

          To hedge the risk of increasing interest rates from January 2, 2002 through the then remaining six years of our seven-year $90.0 million term loan, on December 5, 2001 we entered into an interest rate swap agreement that effectively converted the floating rate LIBOR-based interest payments to fixed interest rate payments at 4.53%.  We do not otherwise enter into derivatives, swaps or other similar financial instruments for trading or speculative purposes.

        At June 30, 2005, the interest rate swap agreement was as follows (in thousands, except percentages):

	Contractual/ Notional Amount	Fair Value	Weighted Average Pay Rates	Weighted Average Received Rates

Interest rate swap agreement	$32,143	$(277)	4.53%	2.78%

ITEM 4:       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

          We carried out an evaluation (the “Evaluation”), required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1939, as amended (the “Exchange Act”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Although we believe that our pre-existing Disclosure Controls, including our internal controls, were adequate to enable us to comply with our disclosure obligations, as a result of such Evaluation, we implemented certain minor changes, primarily to formalize, document and update the procedures already in place.  Based on the Evaluation, our CEO and CFO concluded that, subject to the limitations noted herein, our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic SEC reports.

Changes in Internal Controls

          There has not been any change in our internal controls over financial reporting identified in connection with the Evaluation that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, those controls.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In Item 3 of Part I of Brown & Brown, Inc.’s Annual Report on Form 10-K for its fiscal year ending December 31, 2004 as updated by Item I of Part II of Brown & Brown, Inc.’s Quarterly Report on Form 10-Q for the period ending March 31, 2005, certain information concerning certain legal proceedings and other matters was disclosed. Such information was current as of the respective dates of such filings. Additional relevant information is set forth below.

Policyholder Actions and Related Matters

As previously disclosed, the Company is a defendant in the putative class action lawsuits styled OptiCare Health Systems, Inc. v. Marsh & McLennan Companies, Inc., et al., Stephen Lewis v. Marsh & McLennan Companies, Inc., et al., and Diane Preuss  v. Marsh & McLennan Companies, Inc., et al., (together, the “Policyholder Actions”) all of which were transferred by the Judicial Panel on Multi-District Litigation to the District of New Jersey to be coordinated in a single jurisdiction for pre-trial purposes.

As previously disclosed, governmental entities in a number of states are looking into issues related to the insurance industry’s compensation practices, and the Company and certain subsidiaries of the Company (collectively, “Brown & Brown”) have received and responded to requests for information from some of them.  No state agency has specifically charged or alleged any wrongdoing or violation of state law by Brown & Brown in connection with these inquiries.

As previously disclosed, a demand letter from counsel purporting to represent a current shareholder of the Company and seeking the commencement of a derivative suit by the Company against the Board of Directors and certain current and former officers and directors of Brown & Brown, Inc. for alleged breaches of fiduciary duty related to Brown & Brown’s participation in contingent commission agreements (the “Demand Letter”) was received by the Company’s Board of Directors in December 2004. The Special Review Committee (the “Committee”),  comprised of independent members of the Company’s Board of Directors, was subsequently established to investigate and reach a determination concerning the merits of the proposed derivative action. The Committee retained independent counsel to assist it in this endeavor. In July 2005, the Committee communicated to the Company and to the attorney who sent the Demand Letter its determination that maintenance of the derivative suit is not in the best interests of the Company.  To date, no further communication has been received from the attorney who sent the Demand Letter.

As previously disclosed, Brown & Brown has contingent commission agreements with certain underwriters, including revenue-sharing commissions paid by insurance underwriters based primarily on the overall profitability of the aggregate business written with that underwriter, and/or additional factors such as retention ratios and overall volume of business placed with the underwriter. To a lesser extent, Brown & Brown has some override commission agreements which allow for commissions to be paid by insurance underwriters in excess of the standard commission rate in specific lines of business, such as group health business.  Brown & Brown has not chosen to discontinue receiving contingent commissions.

Brown & Brown cannot currently predict the impact or resolution of these matters or reasonably estimate a range of possible loss, which could be material. The resolution of these matters may harm Brown & Brown’s business and/or lead to a decrease in or elimination of contingent commissions and override commissions, which could have a material adverse impact on Brown & Brown’s consolidated financial condition.

Other

Brown & Brown is involved in numerous pending or threatened proceedings by or against Brown & Brown that arise incident to the nature of its business. The damages that may be claimed in these various proceedings are substantial, including in many instances claims for punitive or extraordinary damages. Some of these claims and lawsuits have been resolved, and others are in the process of being resolved, and others are still in the investigation or discovery phase. Brown & Brown will continue to respond appropriately to these claims and lawsuits, and to vigorously protect its interests.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Shareholders was held on April 21, 2005. At the meeting, two matters were submitted to a vote of security holders.

1.	Election of ten directors

The number of votes cast for, withheld or abstaining with respect to the election of each of the directors is set forth below:

	For	Abstain/ Withheld
J. Hyatt Brown	61,018,036	1,965,808
Samuel P. Bell, III	55,027,026	7,956,818
Hugh M. Brown	62,478,920	504,924
Bradley Currey, Jr.	62,136,177	847,667
Jim W. Henderson	61,987,808	996,036
Theodore J. Hoepner, Jr.	61,995,384	988,460
David H. Hughes	61,759,181	1,224,663
John R. Riedman	61,905,183	1,078,661
Jan E. Smith	61,281,154	1,702,690
Chilton D. Varner	62,804,276	179,568

2.
The proposal to amend the Company’s Stock Performance Plan (the”Plan”) to extend the term of the Plan for 10 years and also modify the Plan to provide that awards granted under the Performance Plan generally will not be subject to the tax deduction limits of Section 162(m) of the Internal Revenue Code of 1986, as amended.

The number of votes cast for, against or abstaining with respect to the proposal to the Company’s Stock Performance Plan is set forth below:

For	50,137,494
Against	774,559
Abstain	1,237,714

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

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

The Company filed a current report on Form 8-K on April 19, 2005.  This current report reported Item 12, which announced that the Company issued a press release on April 19, 2005, relating to the Company’s earnings for the first quarter of fiscal year 2005.

The Company filed a current report on Form 8-K on May 3, 2005. This current report reported Item 2.02, which announced that the Company’s shareholders amended the Company’s Stock Performance Plan at the 2005 Annual Meeting of Stockholders on April 21, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN & BROWN, INC.

Date: August 9, 2005	By:	/S/ CORY T. WALKER
Cory T. Walker
Sr. Vice President, Chief Financial Officer and Treasurer (duly authorized officer, principal financial officer and principal accounting officer)