Form 10-Q
period 2005-09-30
BROWN & BROWN INC
filed 2005-11-09
CIK 79282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐  No ☒

The number of shares of the Registrant’s common stock, $.10 par value, outstanding as of November 8, 2005 was 69,503,201.

BROWN & BROWN, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
REVENUES
Commissions and fees	$188,444	$158,852	$581,497	$479,915
Investment income	1,786	586	4,275	1,607
Other income, net	415	943	3,178	2,366
Total revenues	190,645	160,381	588,950	483,888

EXPENSES
Employee compensation and benefits	94,009	79,449	278,493	232,000
Non-cash stock grant compensation	681	374	2,360	1,885
Other operating expenses	25,638	22,042	78,760	63,421
Amortization	8,452	5,777	24,344	16,077
Depreciation	2,538	2,238	7,432	6,661
Interest	3,638	2,245	10,891	3,699
Total expenses	134,956	112,125	402,280	323,743

Income before income taxes	55,689	48,256	186,670	160,145

Income taxes	20,906	18,170	71,836	61,558

NET INCOME	$34,783	$30,086	$114,834	$98,587

Net income per share:
Basic	$0.50	$0.44	$1.66	$1.43
Diluted	$0.50	$0.43	$1.65	$1.42

Weighted average number of shares outstanding:
Basic	69,242	69,009	69,187	68,828
Diluted	69,819	69,588	69,752	69,361

Dividends declared per share	$0.08	$0.07	$0.24	$0.21

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except per share data)

	September 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$76,730	$188,106
Restricted cash and investments	235,263	147,483
Short-term investments	2,639	3,163
Premiums, commissions and fees receivable	235,116	172,395
Other current assets	27,473	28,819
Total current assets	577,221	539,966

Fixed assets, net	38,526	33,438
Goodwill	528,296	360,843
Amortizable intangible assets, net	362,381	293,009
Investments	9,294	9,328
Other assets	10,021	12,933
Total assets	$1,525,739	$1,249,517

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Premiums payable to insurance companies	$372,053	$242,414
Premium deposits and credits due customers	36,083	32,273
Accounts payable	19,238	16,257
Accrued expenses	57,430	58,031
Current portion of long-term debt	50,065	16,135
Total current liabilities	534,869	365,110

Long-term debt	217,455	227,063

Deferred income taxes, net	29,571	24,859

Other liabilities	9,045	8,160

Shareholders’ equity:
Common stock, par value $.10 per share; authorized 280,000
shares; issued and outstanding 69,502 shares at 2005 and
69,159 at 2004	6,950	6,916
Additional paid-in capital	199,189	187,280
Retained earnings	523,879	425,662
Accumulated other comprehensive income	4,781	4,467
Total shareholders’ equity	734,799	624,325

Total liabilities and shareholders’ equity	$1,525,739	$1,249,517

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the nine months ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$114,834	$98,587
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	24,344	16,077
Depreciation	7,432	6,661
Non-cash stock grant compensation	2,360	1,885
Deferred income taxes	4,339	8,117
Income tax benefit from exercise of stock options	—	199
Net (gain) on sales of investments, fixed assets and customer accounts	(2,831)	(2,513)
Changes in operating assets and liabilities, net of effect from insurance agency acquisitions and disposals:
Restricted cash and investments (increase)	(87,780)	(31,129)
Premiums, commissions and fees receivable (increase)	(62,721)	(23,080)
Other assets decrease	5,654	4,177
Premiums payable to insurance companies increase	129,523	47,186
Premium deposits and credits due customers increase	3,810	5,399
Accounts payable increase	2,935	7,167
Accrued expenses (decrease) increase	(747)	1,290
Other liabilities (decrease)	(777)	(5)
NET CASH PROVIDED BY OPERATING ACTIVITIES	140,375	140,018

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(9,791)	(7,335)
Payments for businesses acquired, net of cash acquired	(225,164)	(192,379)
Proceeds from sales of fixed assets and customer accounts	2,041	3,064
Purchases of investments	(192)	—
Proceeds from sales of investments	747	834
NET CASH USED IN INVESTING ACTIVITIES	(232,359)	(195,816)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	200,000
Borrowings on revolving credit facility	50,000	50,000
Payments on revolving credit facility	(50,000)	(50,000)
Payments on long-term debt	(12,358)	(14,421)
Issuances of common stock for employee stock benefit plans	9,583	7,978
Cash dividends paid	(16,617)	(14,470)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(19,392)	179,087

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(111,376)	123,289
Cash and cash equivalents at beginning of period	188,106	56,926

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$76,730	$180,215

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

           Results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Note 2 - Stock-Based Compensation and Incentive Plans

           The Company applies the intrinsic value-based method of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, to account for its stock-based compensation and incentive plans. Accordingly, the Company complies with the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, which requires presentation of pro forma net income and earnings per share information pursuant to  SFAS No. 123, “Accounting for Stock-Based Compensation”.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004

Net income, as reported	$34,783	$30,086	$114,834	$98,587

Total stock-based employee compensation
cost included in the determination of
net income, net of related income tax effects	426	234	1,454	1,163

Total stock-based employee compensation
cost determined under fair value method
for all awards, net of related income tax effects	(840)	(606)	(2,678)	(2,262)

Net income, pro forma	$34,369	$29,714	$113,610	$97,488

Earnings per share:
Basic, as reported	$0.50	$0.44	$1.66	$1.43
Basic, pro forma	$0.50	$0.43	$1.64	$1.42

Diluted, as reported	$0.50	$0.43	$1.65	$1.42
Diluted, pro forma	$0.49	$0.43	$1.63	$1.41

Note 3 - Basic and Diluted Net Income Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share (in thousands, except per-share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004

Net income	$34,783	$30,086	$114,834	$98,587

Weighted average number of common shares
outstanding	69,242	69,009	69,187	68,828

Dilutive effect of stock options using the
treasury stock method	577	579	565	533

Weighted average number of shares
outstanding	69,819	69,588	69,752	69,361

Net income per share:
Basic	$0.50	$0.44	$1.66	$1.43
Diluted	$0.50	$0.43	$1.65	$1.42

Note 4 - Business Combinations

During the first three quarters of 2005, the Company acquired the assets and assumed certain liabilities of 28 general insurance agencies and several books of business (“customer accounts”). The aggregate purchase price was $246,429,000 including $207,309,000 of net cash payments, the issuance of $36,697,000 in notes payable and the assumption of $2,423,000 of liabilities. All of these acquisitions operate in the insurance intermediary business and were acquired primarily to expand the Company’s core businesses and to attract high-quality individuals to the Company. Acquisition purchase prices are typically based on a multiple of operating profit earned over a one- to three-year period after the acquisition effective date, within a minimum and maximum price range. The initial asset allocation of an acquisition is based on the minimum purchase price and any subsequent “earn-out” payment is allocated primarily to goodwill. All of these acquisitions have been accounted for as business combinations and are as follows (in thousands):

Name of Acquisition	Business Segment	2005 Date of Acquisition	Net Cash Paid	Notes Payable	Net Assets Acquired
American Specialty, Inc., et al.	National Programs	January 1	$23,782	$—	$23,782
Braishfield Associates, Inc.	Brokerage	January 1	10,215	—	10,215
Hull & Company, Inc., et al.	Brokerage	March 1	140,044	35,000	175,044
Others	Various	Various	33,268	1,697	34,965
Total			$207,309	$36,697	$244,006

The following table summarizes the preliminary allocation of the aggregate purchase price to the fair values of the aggregate assets and liabilities acquired (in thousands):

	American Specialty	Braishfield	Hull	Others	Total
Other current assets	$80	$—	$—	$—	$80
Fixed assets	370	25	2,500	170	3,065
Purchased customer accounts	7,410	4,320	66,343	15,167	93,240
Noncompete agreements	38	50	95	865	1,048
Goodwill	18,220	5,820	106,106	18,850	148,996
Total assets acquired	26,118	10,215	175,044	35,052	246,429

Current liabilities	—	—	—	(87)	(87)
Other liabilities	(2,336)	—	—	—	(2,336)
Total liabilities assumed	(2,336)	—	—	(87)	(2,423)

Net assets acquired	$23,782	$10,215	$175,044	$34,965	$244,006

The weighted average useful lives for the above acquired amortizable intangible assets are as follows: purchased customer accounts, 15.0 years, and noncompete agreements, 4.0 years.

Goodwill of $148,996,000, all of which is expected to be deductible for tax purposes, was assigned to the Retail, National Programs and Brokerage Divisions in the amounts of $11,432,000, $18,726,000 and $118,838,000, respectively.

The results of operations for the acquisitions completed during the first three quarters of 2005 have been combined with those of the Company since their respective acquisition dates. If the acquisitions had occurred as of January 1, 2004, the Company’s results of operations would be as shown in the following table (in thousands, except per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004

Total revenues	$191,765	$185,466	$606,074	$563,870

Income before income taxes	56,031	56,364	192,400	186,152

Net income	34,997	35,142	118,359	114,597

Net income per share:
Basic	$0.51	$0.51	$1.71	$1.66
Diluted	$0.50	$0.50	$1.70	$1.65

These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

Additional consideration paid to sellers or consideration returned to the Company by sellers as a result of purchase price “earn-out” provisions is recorded primarily as an adjustment to goodwill when the contingencies are settled. The net additional consideration paid by the Company in 2005 as a result of such adjustments totaled $17,839,000, of which $18,778,000 was allocated to goodwill, $814,000 was recorded as a reversal of a contingent advance and $125,000 was recorded as net liabilities. Of the $17,839,000 net additional consideration paid, $17,856,000 was paid in cash and $17,000 was recorded as forgiveness of a note payable obligation. As of September 30, 2005, the maximum future contingency payments related to acquisitions totaled $171,978,000, of which $84,900,000 could be earned within one year.

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

The changes in goodwill, by business segment, for the nine months ended September 30, 2005 are as follows (in thousands):

	Retail	National Programs	Brokerage	Services	Total

Balance as of December 31, 2004	$259,290	$84,737	$16,760	$56	$360,843

Goodwill of acquired businesses	23,036	25,894	118,844	—	167,774

Goodwill disposed of relating to sales
of businesses	(321)	—	—	—	(321)

Balance as of September 30, 2005	$282,005	$110,631	$135,604	$56	$528,296

    Amortizable intangible assets as of September 30, 2005 and December 31, 2004 consisted of the following (in thousands):

	September 30, 2005				December 31, 2004
				Weighted				Weighted
	Gross		Net	Average	Gross		Net	Average
	Carrying	Accumulated	Carrying	Life	Carrying	Accumulated	Carrying	Life
	Value	Amortization	Value	(Yrs)	Value	Amortization	Value	(Yrs)
Purchased customer accounts	$474,415	$(118,222)	$356,193	14.9	$381,744	$(96,342)	$285,402	14.8

Noncompete agreements	34,041	(27,853)	6,188	7.0	32,996	(25,389)	7,607	7.1

Total	$508,456	$(146,075)	$362,381		$414,740	$(121,731)	$293,009

Amortization expense for amortizable intangible assets for the years ending December 31, 2005, 2006, 2007, 2008 and 2009 are estimated to be $32.9 million, $32.8 million, $32.2 million, $31.3 million, and $30.8 million, respectively.

Note 6 - Long-Term Debt

In July 2004, the Company completed a private placement of $200.0 million of unsecured senior notes (the "Notes"). The $200.0 million is divided into two series: Series A, for $100.0 million, due in 2011 and bearing interest at 5.57% per year; and Series B, for $100.0 million, due in 2014 and bearing interest at 6.08% per year. The closing on the Series B Notes occurred on July 15, 2004.  The closing on the Series A Notes occurred on September 15, 2004.  The Company has used, and anticipates continuing to use, the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. As of September 30, 2005, there was an outstanding balance of $200.0 million on the Notes.

In September 2003, the Company established an unsecured revolving credit facility (the “Revolving Credit Facility”) with a national banking institution that provided for available borrowings of up to $75.0 million, with a maturity date of October 2008, bearing an interest rate based upon the 30-, 60- or 90-day London Interbank Offering Rate (“LIBOR”) plus 0.625% to 1.625%, depending upon the Company’s quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization and non-cash stock grant compensation.  A commitment fee of 0.175% to 0.375% per annum is assessed on the unused balance. The 90-day LIBOR was 4.02% as of September 30, 2005. As of September 30, 2005, there were no borrowings against the Revolving Credit Facility.

In January 2001, the Company entered into a $90.0 million unsecured seven-year term loan agreement (the “Term Loan”) with a national banking institution, bearing an interest rate based upon the 30-, 60- or 90-day LIBOR plus 0.50% to 1.00%, depending upon the Company’s quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization and non-cash stock grant compensation.  The 90-day LIBOR was 4.02% as of September 30, 2005.  The Term Loan was fully funded on January 3, 2001 and as of September 30, 2005 had an outstanding balance of $28.9 million.  This Term Loan is to be repaid in equal quarterly installments of $3.2 million through December 2007.

To hedge the risk of increasing interest rates from January 2, 2002 through the then remaining six years of the Term Loan, the Company entered into an interest rate swap agreement that effectively converted the floating LIBOR-based interest payments to fixed interest rate payments at 4.53%.  This agreement did not affect the required 0.50% to 1.00% credit risk spread portion of the Term Loan.  In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, the Company recorded a liability as of September 30, 2005 for the fair value of the interest rate swap of approximately $20,000 net of income taxes of approximately $13,000 with the related change in fair value reflected as other comprehensive income. As of December 31, 2004, the Company recorded a liability for the fair value of the interest rate swap of approximately $455,000, net of income taxes of approximately $267,000. The Company has designated and assessed the derivative as a highly effective cash flow hedge.

All three of these credit agreements require the Company to maintain certain financial ratios and comply with certain other covenants. The Company was in compliance with all such covenants as of September 30, 2005.

Acquisition and other notes payable as of September 30, 2005 were $38.6 million, which primarily represent debt incurred to former owners of certain agencies or customer accounts acquired by the Company.  These notes are payable in monthly, quarterly or annual installments through July 2014, including interest ranging from 1.51% to 8.05%.

Note 7 - Legal and Regulatory Proceedings

Policyholder Actions and Related Matters

As previously disclosed, the Company is a defendant in the putative class action lawsuits styled In Re: Insurance Brokerage Antitrust Litigation and In Re: Employee-Benefits Insurance Antitrust Litigation, which were consolidated by the Judicial Panel on Multi-District Litigation to the United States District Court, District of New Jersey, in a single jurisdiction for pre-trial purposes.

As previously disclosed, governmental entities in a number of states continue to look into issues related to the insurance industry’s compensation practices. Brown & Brown continues to receive and respond to requests for information from various governmental entities.  No state agency has charged or alleged any wrongdoing or violation of state law by Brown & Brown in connection with these inquiries.

As previously disclosed, a Special Review Committee, a committee comprised of independent members of the Board of Directors of Brown & Brown, Inc., determined that maintenance of a derivative suit was not in the best interests of Brown & Brown following an investigation in response to a December 2004 demand letter from counsel purporting to represent a current shareholder of Brown & Brown (the “Demand Letter”). The Demand Letter sought the commencement of a derivative suit by Brown & Brown against the Board of Directors and current and former officers and directors of Brown & Brown for alleged breaches of fiduciary duty related to Brown & Brown’s participation in contingent commission agreements.  The attorney who sent the Demand Letter has requested additional information regarding the Special Review Committee’s determination.

As previously disclosed, we have contingent commission agreements with certain underwriters, including revenue-sharing commissions paid by insurance underwriters based primarily on the overall profitability of the aggregate business written with that underwriter, and/or additional factors such as retention ratios and overall volume of business that we place with the underwriter, and to a lesser extent, we have some override commission agreements, which allow for commissions to be paid by insurance underwriters in excess of the standard commission rate in specific lines of business, such as group health business.  We have not chosen to discontinue receiving contingent commissions or override commissions.

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

Other

Brown & Brown is involved in numerous pending or threatened proceedings by or against Brown & Brown or one or more of its subsidiaries that arise incident to the nature of its business. The damages claimed in these various proceedings may be substantial, including in many instances claims for punitive or extraordinary damages. Some claims and lawsuits have been resolved, others are in the process of being resolved, and others are still in the investigation or discovery phase. Brown & Brown will continue to respond appropriately to claims and lawsuits, and to vigorously protect its interests.

Although the ultimate outcome of matters referenced in this section titled “Other” cannot be ascertained and liabilities in indeterminate amounts may be imposed on Brown & Brown or its subsidiaries, on the basis of present information, availability of insurance coverages and legal advice received, it is the opinion of management that the disposition or ultimate determination of such claims will not have a material adverse effect on Brown & Brown’s consolidated financial position. However, as (i) one or more of Brown & Brown’s insurance carriers could take the position that portions of these claims are not covered by Brown & Brown’s insurance, (ii) to the extent that payments are made to resolve claims and lawsuits, applicable insurance policy limits are eroded, and (iii) the claims and lawsuits relating to these matters are continuing to develop, it is possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by unfavorable resolutions of these matters.

Note 8 - Supplemental Disclosures of Cash Flow Information

	For the nine months ended September 30,
	2005	2004
Cash paid during the period for (in thousands):

Interest	$13,309	$2,160

Income taxes	$62,207	$43,293

The Company’s significant non-cash investing and financing activities are as follows (in thousands):

	For the nine months ended September 30,
	2005	2004

Net unrealized holding (loss) on available-for-sale securities,
net of income tax benefit of $119 in 2005 and $293 in 2004	$(121)	$(585)

Net gain on cash-flow hedging derivative, net of income tax
effect of $254 in 2005 and $384 in 2004	435	642

Notes payable issued or assumed for purchased customer accounts	36,697	1,867

Notes received on sale of fixed assets and customer accounts	2,130	5,025

Common stock issued for acquisitions accounted for under the purchase method of accounting	—	6,244

Note 9 - Comprehensive Income

The components of comprehensive income, net of related income tax effects, are as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004

Net income	$34,783	$$30,086	$114,834	$98,587

Net unrealized holding (loss) gain on
available-for-sale securities	879	(428)	(121)	(585)

Net gain (loss) on cash-flow hedging derivative	149	(32)	435	642

Comprehensive income	$35,811	$29,626	$115,148	$98,644

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

Summarized financial information concerning the Company’s reportable segments for the nine months ended September 30, 2005 and 2004 are shown in the following table.  The “Other” column includes any income and expenses not allocated to reportable segments and corporate-related items, including the inter-company interest expense charge to the reporting segment (in thousands).

2005	Retail	National Programs	Brokerage	Service	Other	Total
Total revenues	$374,118	$96,660	$92,682	$20,605	$4,885	$588,950

Investment income	61	273	974	—	2,967	4,275
Amortization	14,361	5,998	3,908	33	44	24,344
Depreciation	4,247	1,479	861	325	520	7,432
Interest expense	15,632	7,818	8,918	3	(21,480)	10,891
Income before income taxes	101,623	26,049	21,608	5,395	31,995	186,670

Total assets	922,379	424,517	462,311	15,935	(299,403)	1,525,739
Capital expenditures	4,829	2,619	1,410	290	643	9,791

2004	Retail	National Programs	Brokerage	Service	Other	Total
Total revenues	$354,565	$78,289	$29,483	$20,461	$1,090	$483,888

Investment income	550	80	—	—	977	1,607
Amortization	11,209	4,301	423	27	117	16,077
Depreciation	4,390	1,150	367	254	500	6,661
Interest expense	16,145	6,331	752	68	(19,597)	3,699
Income before income taxes	93,001	22,554	9,137	4,968	30,485	160,145

Total assets	835,290	347,767	122,872	12,868	(93,006)	1,225,791
Capital expenditures	4,382	1,594	465	616	278	7,335

Note 11 - Subsequent Event

The Board of Directors of Brown & Brown, Inc. at its regularly scheduled meeting on October 19, 2005, voted a two-shares for one-share stock split of Brown & Brown's common stock, to be effected as a 100% common stock dividend, with additional shares to be distributed November 28, 2005 to shareholders of record on November 2, 2005.

On October 19, 2005, Brown & Brown, Inc. entered into a material amendment (the "Amendment") to the Rights Agreement (the "Rights Agreement"), originally dated as of July 30, 1999, between Brown & Brown, Inc. and Wachovia Bank, N.A., formerly known as First Union National Bank, as rights agent, accelerating the final expiration date of the outstanding rights to purchase shares of Brown & Brown, Inc's Common Stock (the "Rights").  The Amendment accelerated the expiration date of the Rights from July 30, 2009, as initially provided under the Rights Agreement, to October 19, 2005.  The Rights Agreement terminated upon the expiration of the Rights, thereby eliminating the Rights Agreement altogether.

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

We are compensated for our services primarily by commissions paid by insurance companies and fees paid by customers for certain services. The commission income that we receive is usually a percentage of the premium paid by the insured. Commission rates generally depend upon the type of insurance, the particular insurance company and the nature of the services provided by us. In some cases, a commission is shared with other agents or brokers who have acted jointly with us in a transaction. We may also receive “contingent commissions” which are revenue-sharing commissions paid by insurance companies based primarily on the overall profitability of the aggregate business written with such company, and/or additional factors such as retention ratios and overall volume of business that we placed with such insurance companies during the prior year.

The Insurance Market

Premium rates are established by insurance companies based upon many factors, including reinsurance rates, none of which we control. Beginning in 1986 and continuing through 1999, commission revenues were adversely influenced by a consistent decline in premium rates resulting from intense competition among property and casualty companies for market share. Among other factors, this condition of a prevailing decline in premium rates, commonly referred to as a "soft market," generally resulted in flat to reduced commissions on renewal business. The effect of this softness in rates was somewhat offset by our substantial merger and acquisition activity and net new business production. As a result of increasing loss ratios (the comparison of incurred losses plus loss adjustment expenses against earned premium) of insurance companies through 1999, there was a general increase in premium rates commencing in the first quarter of 2000 and continuing into the first half of 2003. Starting in the second half of 2003, as insurance companies began to experience improved loss ratios, they again became more competitive on selected risks, resulting in a moderation of premium rate increases, and in some cases reductions in premium rates. This softening of insurance premium rates extended into the third quarter of 2005. As a result of the devastating hurricanes occurring from August through October of 2005 there have been some indications that the rate of decline in premium rates has started to slow, and in the Gulf Coast States, some property insurance rates have increased. The extent and sustainability of increases in insurance premium rates outside of the Gulf Coast States is still unknown, as well as other factors, may be influenced by reinsurance treaty rates charged upon renewal.

Critical Accounting Policies

The more critical accounting and reporting policies include our accounting for revenue recognition, business acquisitions and purchase price allocations, intangible assets impairments, reserves for litigation and derivative interests.  In particular, the accounting for these areas requires significant judgments to be made by management.  Different assumptions in the application of these policies could result in material changes in our consolidated financial position or consolidated results of operations.  Refer to Note 1 in the “Notes to Consolidated Financial Statements” in our 2004 Annual Report on Form 10-K on file with the Securities and Exchange Commission for details regarding our critical and significant accounting policies.

Results of Operations

The condensed consolidated financial information relating to the three and nine month periods ended September 30, 2005 and 2004 is as follows (in thousands, except percentages):

	For the three months ended September 30,			For the nine months ended September 30,
	2005	2004	% Change	2005	2004	% Change
REVENUES
Commissions and fees	$185,881	$157,866	17.7%	$547,088	$449,631	21.7%
Contingent commissions	2,563	986	159.9%	34,409	30,284	13.6%
Investment income	1,786	586	204.8%	4,275	1,607	166.0%
Other income, (loss) net	415	943	(56.0)%	3,178	2,366	34.3%
Total revenues	190,645	160,381	18.9%	588,950	483,888	21.7%

EXPENSES
Employee compensation and benefits	94,009	79,449	18.3%	278,493	232,000	20.0%
Non-cash stock grant compensation	681	374	82.1%	2,360	1,885	25.2%
Other operating expenses	25,638	22,042	16.3%	78,760	63,421	24.2%
Amortization	8,452	5,777	46.3%	24,344	16,077	51.4%
Depreciation	2,538	2,238	13.4%	7,432	6,661	11.6%
Interest	3,638	2,245	62.0%	10,891	3,699	194.4%
Total expenses	134,956	112,125	20.4%	402,280	323,743	24.3%

Income before income taxes	55,689	48,256	15.4%	186,670	160,145	16.6%

Income taxes	20,906	18,170	15.1%	71,836	61,558	16.7%

NET INCOME	$34,783	$30,086	15.6%	$114,834	$98,587	16.5%

Net Income.   Net income for the third quarter of 2005 was $34.8 million, or $0.50 per diluted share, compared with net income in the third quarter of 2004 of $30.1 million, or $0.43 per diluted share, a 16.3% increase on a per-share basis.  Net income for the nine months ended September 30, 2005 was $114.8 million or $1.65 per diluted share, compared with net income for the comparable period in 2004 of $98.6 million, or $1.42 per diluted share, a 16.2% increase on a per-share basis.

Commissions & Fees.  Commissions and fees, including contingent commissions, for the third quarter of 2005 increased $29.6 million, or 18.6%, over the same period in 2004. Contingent commissions for the third quarter of 2005 increased $1.6 million over the third quarter of 2004, to $2.6 million. Core commissions and fees are our commissions and fees, less (i) contingent commissions and (ii) divested business (commissions and fees generated from offices, books of business or niches sold or terminated). Core commissions and fees revenue for the third quarter of 2005 increased $28.6 million, of which approximately $26.6 million represents core commissions and fees from agencies acquired since the third quarter of 2004. After divested business of $0.6 million, the remaining $2.0 million represents net new business production, which reflects a 1.3% internal growth rate for core commissions and fees. Commissions and fees for the nine months ended September 30, 2005 increased $101.6 million, or 21.2%, over the same period in 2004. For the nine months ended September 30, 2005, contingent commissions increased $4.1 million over the comparable period in 2004. Core commissions and fees revenue for the first nine months of 2005 increased $102.6 million, of which approximately $92.4 million of the total increase represents core commissions and fees from agencies acquired since the comparable period in 2004. After divested business of $5.1 million, the remaining $10.2 million represents net new business production, which reflects a 2.3% internal growth rate for core commissions and fees.

Contingent commissions in the insurance industry have recently come under scrutiny. Various governmental entities are reviewing such commission arrangements, and lawsuits seeking class action status have been filed against various insurance intermediaries and companies that relate in part to such commissions. Some of the largest brokers in the world have announced that they will no longer accept contingent commissions, and certain insurance companies have said that they are going to discontinue paying contingent commissions or are reviewing the issue. We have not chosen to discontinue receiving contingent commissions. An elimination or significant decrease in the payment of contingent commissions to us could have a material adverse impact on our results of operations. See Item 1 of Part II for a discussion of the current legal proceedings concerning the insurance industry's compensation practices.

Investment Income.  Investment income for the three months ended September 30, 2005 increased $1.2 million, or 204.8%, over the same period in 2004. Investment income for the nine months ended September 30, 2005 increased $2.7 million, or 166.0%, over the same period in 2004. These increases in investment income were primarily due to higher available invested cash and an increase in interest rates.

Other Income, Net.   Other income for the three months ended September 30, 2005 decreased $0.5 million, or 56.0%, over the same period in 2004. Other income for the nine months ended September 30, 2005 increased $0.8 million, or 34.3%, over the same period in 2004. Other income consists primarily of gains and losses from the sale and disposition of assets. The majority of this gain for the nine months ended September 30, 2005 was the result of the completion of the one year earn-out from the sale of our medical services operation in Louisiana in June 2004.

Employee Compensation and Benefits.  Employee compensation and benefits for the third quarter of 2005 increased $14.6 million, or 18.3%, over the same period in 2004. Employee compensation and benefits for the nine months ended September 30, 2005 increased $46.5 million, or 20.0%, over the same period in 2004. These increases are primarily related to the addition of new employees from acquisitions completed since October 1, 2004 and increased compensation that resulted from higher commissions and fees revenue. Employee compensation and benefits as a percentage of total revenue decreased to 49.3% for the third quarter of 2005, from 49.5% for the third quarter of 2004. For the nine months ended September 30, 2005, employee compensation and benefits as a percentage of total revenue decreased to 47.3%, from 47.9% for the same period in 2004. These improved ratios for the three and nine month periods was the result of the continued assimilation of the acquisitions completed in 2004 and 2005 into our standard compensation program.

Non-Cash Stock Grant Compensation.  Non-cash stock grant compensation expense represents the expense required to be recorded under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, relating to our Stock Performance Plan. The annual cost of this Stock Performance Plan increases only when granted shares become “awarded”, which occurs when our average stock price over a 20 trading-day period increases by increments of 20% or more over the price at the time of the original grant. Non-cash stock grant compensation expense for the three months ended September 30, 2005 increased $0.3 million, or 82.1%, over the same period in 2004. Non-cash stock grant compensation for the nine months ended September 30, 2005 increased $0.5 million, or 25.2%, over the same period in 2004. These increases are primarily the result of more shares being awarded and therefore becoming outstanding during 2005 than were outstanding during 2004.

Other Operating Expenses. Other operating expenses for the third quarter of 2005 increased $3.6 million, or 16.3%, over the same period in 2004. For the nine months ended September 30, 2005, other operating expenses increased $15.3 million, or 24.2%, over the same period in 2004. These increases are primarily the result of acquisitions completed since the fourth quarter of 2004 that had no comparable results in the same period of 2004. Other operating expenses as a percentage of revenues for the third quarter of 2005 decreased to 13.4%, compared with 13.7% for the same period in 2004. For the nine months ended September 30, 2005, other operating expenses as a percentage of revenues increased to 13.4%, compared with 13.1% for the same period in 2004. During the nine months ended September 30, 2005, there was a general increase in travel and entertainment expenses, and a significant increase in legal professional fees of approximately $1.0 million per quarter.

Amortization.  Amortization expense for the third quarter of 2005 increased $2.7 million, or 46.3%, over the third quarter of 2004. For the nine months ended September 30, 2005, amortization expense increased $8.3 million, or 51.4%, over the same period in 2004. These increases are primarily due to acquisitions completed since October 1, 2004, and the change in the amortization period for purchased customer accounts to 15 years from 20 years that was implemented in November 2004.

Depreciation.  Depreciation expense for the third quarter of 2005 increased $0.3 million, or 13.4%, over the third quarter of 2004. For the nine months ended September 30, 2005, depreciation expense increased $0.8 million, or 11.6%, over the same period in 2004. These increases are due to capital expenditures and fixed assets purchased in acquisitions completed since October 1, 2004.

Interest Expense.  Interest expense for the third quarter of 2005 increased $1.4 million, or 62.0%, over the same period in 2004. For the nine months ended September 30, 2005, interest expense increased $7.2 million, or 194.4%, over the same period in 2004. These increases are primarily the result of additional interest expense relating to the funding of the $200.0 million of unsecured senior notes (as discussed in Note 6 of the Notes to Condensed Consolidated Financial Statements) in July and September of 2004.

Segment Information

            As discussed in Note 10 of the Notes to Condensed Consolidated Financial Statements, we operate in four reportable segments: the Retail, National Programs, Brokerage and Services Divisions.   Our core commissions and fees internal growth rates for the three months ended September 30, 2005 by divisional segment are as follows (in thousands, except percentages):

	For the three months ended September 30,		Total Net	Total Net	Less Acquisition	Internal Net
	2005	2004	Change	Growth %	Revenues	Growth %

Florida Retail	$38,153	$33,917	$4,236	12.5%	$1,456	8.2%
National Retail	49,174	49,177	(3)	0.0%	1,176	(2.4)%
Western Retail	27,116	28,388	(1,272)	(4.5)%	642	(6.7)%
Total Retail(1)	114,443	111,482	2,961	2.7%	3,274	(0.3)%

Professional Programs	10,682	10,964	(282)	(2.6)%	—	(2.6)%
Special Programs	21,945	19,712	2,233	11.3%	2,566	(1.7)%
Total National Programs	32,627	30,676	1,951	6.4%	2,566	(2.0)%

Brokerage	31,990	8,949	23,041	257.5%	20,717	26.0%

Services	6,821	6,163	658	10.7%	—	10.7%

Total Core Commissions and Fees	$185,881	$157,270	$28,611	18.2%	$26,557	1.3%

(1)	The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 10 which includes corporate and consolidation items.

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Condensed Consolidated Statements of Income for the three months ended September 30, 2005 and 2004 is as follows (in thousands):

	For the three months ended September 30,
	2005	2004

Total core commissions and fees	$185,881	$157,270
Contingent commissions	2,563	986
Divested business	—	596

Total commission & fees	$188,444	$158,852

Our core commissions and fees internal growth rates for the nine months ended September 30, 2005 by divisional segment are as following (in thousands, except percentages):

	For the nine months ended September 30,		Total Net	Total Net	Less Acquisition	Internal Net
	2005	2004	Change	Growth %	Revenues	Growth %

Florida Retail	$116,347	$103,720	$12,627	12.2%	$4,330	8.0%
National Retail	151,192	136,500	14,692	10.8%	15,915	(0.9)%
Western Retail	78,298	82,818	(4,520)	(5.5)%	1,612	(7.4)%
Total Retail(1)	345,837	323,038	22,799	7.1%	21,857	0.3%

Professional Programs	31,025	31,368	(343)	(1.1)%	715	(3.4)%
Special Programs	63,140	46,152	16,988	36.8%	13,654	7.2%
Total National Programs	94,165	77,520	16,645	21.5%	14,369	2.9%

Brokerage	87,433	25,941	61,492	237.0%	56,189	20.4%

Services	19,653	17,986	1,667	9.3%	—	9.3%

Total Core Commissions and Fees	$547,088	$444,485	$102,603	23.1%	$92,415	2.3%

(1) The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 10 which includes corporate and consolidation items.

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Consolidated Statements of Income for the nine months ended September 30, 2005 and 2004 is as follows (in thousands):

	For the nine months ended September 30,
	2005	2004

Total core commissions and fees	$547,088	$444,485
Contingent commissions	34,409	30,284
Divested business	—	5,146

Total commission & fees	$581,497	$479,915

Retail

The Retail Division provides a broad range of insurance products and services to commercial, public entity, professional and individual customers. Financial information relating to our Retail Division is as follows (in thousands, except percentages):

	For the three months ended September 30,			For the nine months ended September 30,
	2005	2004	% Change	2005	2004	% Change
REVENUES
Commissions and fees	$114,625	$111,995	2.3%	$344,450	$326,526	5.5%
Contingent commissions	1,350	707	90.9%	28,152	26,130	7.7%
Investment income	19	15	26.7%	61	550	(88.9)%
Other income (loss), net	166	870	(80.9)%	1,455	1,359	7.1%
Total revenues	116,160	113,587	2.3%	374,118	354,565	5.5%

EXPENSES
Employee compensation and benefits	56,687	56,611	0.1%	175,934	170,480	3.2%
Non-cash stock grant compensation	550	398	38.2%	1,649	1,199	37.5%
Other operating expenses	19,506	20,068	(2.8)%	60,672	58,141	4.4%
Amortization	4,822	3,980	21.2%	14,361	11,209	28.1%
Depreciation	1,428	1,461	(2.3)%	4,247	4,390	(3.3)%
Interest	5,034	5,840	(13.8)%	15,632	16,145	(3.2)%
Total expenses	88,027	88,358	(0.4)%	272,495	261,564	4.2%

Income before income taxes	$28,133	$25,229	11.5%	$101,623	$93,001	9.3%

Net internal growth rate - core commissions and fees	(0.3)%	1.1%		0.3%	2.6%

Employee compensation and benefits ratio	48.8%	49.8%		47.0%	48.1%

Other operating expenses ratio	16.8%	17.7%		16.2%	16.4%

Capital expenditures	$1,097	$1,311		$4,829	$4,382

Total assets at September 30, 2005 and 2004				$922,379	$835,290

The Retail Division’s total revenues during the three months ended September 30, 2005 increased 2.3%, or $2.6 million, to $116.2 million. Contingent commissions for the quarter increased $0.6 million over the third quarter of 2004. Of the increase in revenues, approximately $3.3 million related to the core commissions and fees from acquisitions that had no comparable revenues in the same period of 2004. Commissions and fees recorded in the third quarter of 2004 from business divested during 2005 was $0.6 million. The Retail Division’s internal growth rate for core commissions and fees was (0.3)% for the third quarter of 2005, which was primarily due to the softening and compression of insurance premium rates in virtually all parts of the country. In some regions, such as Florida, this decline in rates is being slightly offset by an increase in business exposure units, created by an improving economy. Any impact that the 2005 hurricane season has on insurance premium rates was not reflected to any significant degree in the third quarter of 2005 revenues. Income before income taxes for the three months ended September 30, 2005 increased 11.5%, or $2.9 million, to $28.1 million. This increase is primarily due to earnings from acquisitions.

The Retail Division’s total revenues during the nine months ended September, 2005 increased 5.5%, or $19.6 million, to $374.1 million. Contingent commissions for the nine months ended September 30, 2005, increased $2.0 million, over the same period in 2004. Of the increase in revenues, approximately $21.9 million related to the core commissions and fees from acquisitions that had no comparable revenues in the same period of 2004. Commissions and fees recorded in the nine months ended September 30, 2004 from business divested during 2005 was $3.8 million.  The remaining increase is primarily due to net new business growth in core commissions and fees. The Retail Division’s internal growth rate for core commissions and fees was 0.3% for the nine months ended September 30, 2005. Income before income taxes for the nine months ended September 30, 2005 increased 9.3%, or $8.6 million, to $101.6 million. This increase is primarily due to earnings from acquisitions and net new business.

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

	For the three months ended September 30,			For the nine months ended September 30,
	2005	2004	% Change	2005	2004	% Change
REVENUES
Commissions and fees	$32,627	$30,676	6.4%	$94,165	$77,520	21.5%
Contingent commissions	364	168	116.7%	1,998	646	209.3%
Investment income	102	39	161.5%	273	80	241.3%
Other income (loss), net	57	50	14.0%	224	43	420.9%
Total revenues	33,150	30,933	7.2%	96,660	78,289	23.5%

EXPENSES
Employee compensation and benefits	13,437	12,092	11.1%	39,894	31,800	25.5%
Non-cash stock grant compensation	89	59	50.8%	269	176	52.8%
Other operating expenses	4,662	4,577	1.9%	15,153	11,977	26.5%
Amortization	2,002	1,569	27.6%	5,998	4,301	39.5%
Depreciation	511	402	27.1%	1,479	1,150	28.6%
Interest	2,635	2,363	11.5%	7,818	6,331	23.5%
Total expenses	23,336	21,062	10.8%	70,611	55,735	26.7%

Income before income taxes	$9,814	$9,871	(0.6)%	$26,049	$22,554	15.5%

Net internal growth rate - core commissions and fees	(2.0)%	6.7%		2.9%	3.6%

Employee compensation and benefits ratio	40.5%	39.1%		41.3%	40.6%

Other operating expenses ratio	14.1%	14.8%		15.7%	15.3%

Capital expenditures	$488	$923		$2,619	$1,594

Total assets at September 30, 2005 and 2004				$424,517	$347,767

Total revenues for National Programs for the three months ended September 30, 2005 increased 7.2%, or $2.2 million, to $33.2 million. Contingent commissions for the third quarter of 2005 increased $0.2 million over the third quarter of 2004. Of the increase in revenues, approximately $2.6 million related to core commissions and fees from acquisitions that had no comparable revenues in the same period of 2004, offset by a decrease in net new business growth, and therefore, the National Programs Division’s internal growth rate for the core commissions and fees was (2.0)%. The Professional Programs Unit had a (2.6) % internal growth rate due primarily to lower revenues from the Lawyers program as they transition to a new insurance carrier. The Special Programs Unit decreased 1.7% due to lost business in several programs, but those losses were mostly offset by higher revenues resulting from increased premium rates in the condominium program administered by Florida Intracoastal Underwriters Limited Company (“FIU”). Income before income taxes for the three months ended September 30, 2005 decreased 0.6%, or $0.1 million, to $9.8 million, over the same period in 2004. This decrease is primarily due net lost business.

Total revenues for National Programs for the nine months ended September 30, 2005 increased 23.5%, or $18.4 million, to $96.7 million. Contingent commissions for the nine months ended September 30, 2005 increased $1.4 million over the same period in 2004. Of the increase in revenues, approximately $14.4 million related to core commissions and fees from acquisitions that had no comparable revenues in the same period of 2004. The remaining increase is primarily due to net new business growth. The National Programs Division’s internal growth rate for core commissions and fees for the nine-months ended September 30, 2005 was 2.9%. Although the Professional Programs Unit had a decrease of 3.4% in internal growth rate due to the continued softening of professional liability rates, it was offset by a strong 7.2% internal growth rate in our Special Programs Unit which was attributable principally to increased premium rates in the condominium program administered by FIU and net new business in our public entity business. Income before income taxes for the nine months ended September 30, 2005 increased 15.5%, or $3.5 million, to $26.0 million, over the same period in 2004. This increase is primarily due to net new business growth and earnings from acquisitions completed since the fourth quarter of 2004.

Brokerage

           The Brokerage Division markets and sells excess and surplus commercial insurance and reinsurance, primarily through independent agents and brokers. Financial information relating to our Brokerage Division is as follows (in thousands, except percentages):

	For the three months ended September 30,			For the nine months ended September 30,
	2005	2004	% Change	2005	2004	% Change
REVENUES
Commissions and fees	$31,990	$8,921	258.6%	$87,433	$25,821	238.6%
Contingent commissions	849	83	922.9%	4,259	3,648	16.7%
Investment income	591	—	NMF	974	—	NMF
Other income, net	2	3	(33.3)%	16	14	14.3%
Total revenues	33,432	9,007	271.2%	92,682	29,483	214.4%

EXPENSES
Employee compensation and benefits	16,348	4,722	246.2%	43,307	13,542	219.8%
Non-cash stock grant compensation	41	25	64.0%	123	75	64.0%
Other operating expenses	5,324	1,741	205,8%	13,957	5,187	169.1%
Amortization	1,602	181	785.1%	3,908	423	823.9%
Depreciation	321	122	163.1%	861	367	134.6%
Interest	3,563	322	NMF %	8,918	752	NMF %
Total expenses	27,199	7,113	282.4%	71,074	20,346	249.3%

Income before income taxes	$6,233	$1,894	229.1%	$21,608	$9,137	136.5%

Net internal growth rate - core commissions and fees	26.0%	6.5%		20.4%	11.8%

Employee compensation and benefits ratio	48.9%	52.4%		46.7%	45.9%

Other operating expenses ratio	15.9%	19.3%		15.1%	17.6%

Capital expenditures	$574	$242		$1,410	$465

Total assets at September 30, 2005 and 2004				$462,311	$122,872

The Brokerage Division’s total revenues for the three months ended September 30, 2005 increased 271.2%, or $24.4 million, to $33.4 million over the same period in 2004. Contingent commissions for the third quarter of 2005 increased $0.8 million over the same quarter of 2004. Of the increase in revenues, approximately $20.7 million related to core commissions and fees from acquisitions that had no comparable revenues in the same period of 2004. The substantial increase in revenues from acquisitions was generated primarily from Hull & Company, Inc., which was acquired on March 1, 2005 and has estimated annualized revenues of $63.0 million. Other acquisitions made in the Brokerage Division during the last year include Braishfield Associates, Inc. and ECC Insurance Brokers, LLC, both acquired on January 1, 2005 and International E&S acquired in September 2004. Also as a result of these acquisitions, amortization expense and interest expense increased significantly. The remaining increase is primarily due to net new business growth in core commissions and fees. Income before income taxes for the three months ended September 30, 2005 increased 229.1%, or $4.3 million, to $6.2 million over the same period in 2004, primarily due to earnings from acquisitions and net new business.

The Brokerage Division’s total revenues for the nine months ended September 30, 2005 increased 214.4%, or $63.2 million, to $92.7 million over the same period in 2004. Contingent commissions for the nine months ended September 30, 2005 increased $0.6 million from the same period in 2004. Of the increase in revenues, approximately $56.2 million related to core commissions and fees from acquisitions that had no comparable revenues in the same period of 2004, as previously mentioned.  The remaining increase is primarily due to net new business growth in core commissions and fees. Income before income taxes for the nine months ended September 30, 2005 increased 136.5%, or $12.5 million, to $21.6 million over the same period in 2004, primarily due to earnings from acquisitions and net new business.

Services

The Services Division provides insurance-related services, including third-party administration, consulting for the workers’ compensation and employee benefit self-insurance markets and managed healthcare services. Financial information relating to our Services Division is as follows (in thousands, except percentages):

	For the three months ended September 30,			For the nine months ended September 30,
	2005	2004	% Change	2005	2004	% Change
REVENUES
Commissions and fees	$6,821	$6,163	10.7%	$19,653	$19,459	1.0%
Contingent commissions	—	—	—	—	—	—
Investment income	—	—	—	—	—	—
Other income, (loss), net	(53)	—	—	952	1,002	(5.0)%
Total revenues	$6,768	$6,163	9.8%	$20,605	$20,461	0.7%

EXPENSES
Employee compensation and benefits	3,911	3,465	12.9%	11,482	11,217	2.4%
Non-cash stock grant compensation	32	27	18.5%	92	82	12.2%
Other operating expenses	1,163	1,050	10.8%	3,275	3,845	(14.8)%
Amortization	11	8	37.5%	33	27	22.2%
Depreciation	105	84	25.0%	325	254	28.0%
Interest	1	1	—	3	68	(95.6)%
Total expenses	5,223	4,635	12.7%	15,210	15,493	(1.8)%

Income before income taxes	$1,545	$1,528	1.1%	$5,395	$4,968	8.6%

Net internal growth rate - core commissions and fees	10.7%	21.9%		9.3%	18.2%

Employee compensation and benefits ratio	57.8%	56.2%		55.7%	54.8%

Other operating expenses ratio	17.2%	17.0%		15.9%	18.8%

Capital expenditures	$88	$220		$290	$616

Total assets at September 30, 2005 and 2004				$15,935	$12,868

     The Services Division’s total revenues for the three months ended September 30, 2005 increased 9.8%, or $0.6 million, to $6.8 million from the same period in 2004. Core commissions and fees, reflects an internal growth rate of 10.7% for the third quarter of 2005. Income before income taxes for the three months ended September 30, 2005 increased 1.0%, or less than $0.1 million, to $1.5 million from the same period in 2004, primarily as a result of net new business growth.

The Services Division’s total revenues for the nine months ended September 30, 2005 increased 0.7%, or $0.1 million, to $20.6 million from the same period in 2004. On June 30, 2004, we sold our medical services operation in Louisiana. This medical services operation had estimated quarterly revenues of approximately $0.7 million and the sale of this operation resulted in lower annual revenues for this Division. Core commissions and fees, excluding the prior period revenues from the Louisiana operation, reflect an internal growth rate of 9.3% for the nine months ended September 30, 2005. Other income primarily represents the gain on the sale of the medical services operation in Louisiana, recognized partly in 2004 based on the minimum purchase price, and the subsequent earn-out gain recognized in June 2005. Income before income taxes for the nine months ended September 30, 2005 increased 8.6%, or $0.4 million, to $5.4 million from the same period in 2004, primarily as a result of the gain on this divestiture and net new business growth.

Liquidity and Capital Resources

Our cash and cash equivalents at September 30, 2005 totaled $76.7 million, a decrease of $111.4 million from the $188.1 million balance at December 31, 2004.  For the nine-month period ended September 30, 2005, $140.4 million of cash was provided from operating activities. During this period, $225.2 million was used to acquire other agencies and books of business (“customer accounts”), $9.8 million was used for additions to fixed assets, $12.4 million was used for payments on long-term debt, and $16.6 million was used for the payment of dividends.

As of September 30, 2005, our contractual cash obligations were as follows (in thousands):

		Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long term debt	$267,501	$50,058	$17,046	$298	$200,099
Capital lease obligations	19	7	12	—	—
Other long term liabilities	9,045	6,385	962	653	1,045
Operating leases	84,246	19,713	30,890	20,720	12,923
Maximum future acquisition contingent payments	171,978	84,900	87,069	9	—
Total contractual cash obligations	$532,789	$161,063	$135,979	$21,680	$214,067

In July 2004, we completed a private placement of $200.0 million of unsecured senior notes (the "Notes"). The $200.0 million is divided into two series: Series A, for $100.0 million, due in 2011 and bearing interest at 5.57% per year; and Series B, for $100.0 million, due in 2014 and bearing interest at 6.08% per year. The closing on the Series B Notes occurred on July 15, 2004.  The closing on the Series A Notes occurred on September 15, 2004.  The Company has used, and anticipates continuing to use, the proceeds from the Notes for general corporate purposes, including repayment of existing debt and acquisitions. As of September 30, 2005 there was an outstanding balance of $200.0 million on the Notes.

In September 2003, we established an unsecured revolving credit facility (the “Revolving Credit Facility”) with a national banking institution that provided for available borrowings of up to $75.0 million, with a maturity date of October 2008, bearing an interest rate based upon the 30-, 60- or 90-day London Interbank Offering Rate (“LIBOR”) plus 0.625% to 1.625%, depending upon our quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization and non-cash stock grant compensation.  A commitment fee of 0.175% to 0.375% per annum is assessed on the unused balance.  As of September 30, 2005, there were no borrowings against this Revolving Credit Facility.

In January 2001, we entered into a $90.0 million unsecured seven-year term loan agreement (the “Term Loan”) with a national banking institution, bearing an interest rate based upon the 30-, 60- or 90-day LIBOR plus 0.50% to 1.00%, depending upon our quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization and non-cash stock grant compensation.  The 90-day LIBOR was 4.02% as of September 30, 2005.  The Term Loan was fully funded on January 3, 2001 and as of September 30, 2005 had an outstanding balance of $28.9 million.  This Term Loan is to be repaid in equal quarterly installments of $3.2 million through December 2007.

To hedge the risk of increasing interest rates from January 2, 2002 through the then remaining six years of the Term Loan, we entered into an interest rate swap agreement that effectively converted the floating LIBOR-based interest payments to fixed interest payments at an annual rate of 4.53%.  This agreement did not impact or change the required 0.50% to 1.00% credit risk spread portion of the Term Loan.  In accordance with SFAS No. 133, as amended, we recorded a liability as of September 30, 2005 for the fair value of the interest rate swap of approximately $20,000 net of income taxes of approximately $13,000.  We have designated and assessed the derivative as a highly effective cash flow hedge.

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

Recent Industry Developments

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

Our invested assets are held as cash and cash equivalents, restricted cash and investments, available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit. These investments are subject to interest rate risk and equity price risk. The fair values of our cash and cash equivalents, restricted cash and investments, and certificates of deposit at September 30, 2005 and December 31, 2004 approximated their respective carrying values due to their short-term duration and therefore such market risk is not considered to be material.

We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date. However, we have no current intention to add to or dispose of any of the 559,970 common stock shares of Rock-Tenn Company, a publicly-held New York Stock Exchange-listed company, which we have owned for over 10 years. The investment in Rock-Tenn Company accounted for 71% and 68% of the total value of available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit as of September 30, 2005 and December 31, 2004, respectively. Rock-Tenn Company’s closing stock price at September 30, 2005 and December 31, 2004 was $15.10 and $15.16, respectively. Our exposure to equity price risk is primarily related to the Rock-Tenn Company investment. As of September 30, 2005, the value of the Rock-Tenn Company investment was $8,456,000.

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

At September 30, 2005, the interest rate swap agreement was as follows (in thousands, except percentages):

	Contractual/ Notional Amount	Fair Value	Weighted Average Pay Rates	Weighted Average Received Rates
Interest rate swap agreement	$28,929	$(33)	4.53%	3.29%

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

Changes in Internal Controls

There has not been any change in our internal controls over financial reporting identified in connection with the Evaluation that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, those controls.

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

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In Item 3 of Part I of Brown & Brown, Inc.’s Annual Report on Form 10-K for its fiscal year ending December 31, 2004, as updated by Item I of Part II of Brown & Brown, Inc.’s Quarterly Reports on Form 10-Q for the periods ending March 31, 2005 and June 30, 2005, certain information concerning certain legal proceedings and other matters was disclosed. Such information was current as of the respective dates of such filings. Additional relevant information is further set forth in Note 7 of the Condensed Consolidated Financial Statements.

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

The Company filed a current report on Form 8-K on July 18, 2005.  This current report reported Item 12, which announced that the Company issued a press release on July 18, 2005, relating to the Company’s earnings for the second quarter of fiscal year 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN & BROWN, INC.

Date: November 9, 2005
Cory T. Walker
Sr. Vice President, Chief Financial Officer and Treasurer (duly authorized officer, principal financial officer and principal accounting officer)