Form 10-K
period 2005-12-31
BROWN & BROWN INC
filed 2006-03-16
CIK 79282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________to___________

Commission file number 1-13619
BROWN & BROWN, INC.
(Exact name of Registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization) 220 South Ridgewood Avenue, Daytona Beach, FL (Address of principal executive offices)	59-0864469 (I.R.S. Employer Identification Number) 32114 (Zip Code)

Registrant’s telephone number, including area code: (386) 252-9601
Registrant’s Website: www.bbinsurance.com

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
COMMON STOCK, $0.10 PAR VALUE	NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐  No ☒

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was sold on June 30, 2005 (the last day of the registrant’s most recently completed second fiscal quarter), was $2,490,874,100.

The number of outstanding shares of the registrant’s Common Stock, $.10 par value, outstanding as of March 10, 2006 was 139,397,938.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Brown & Brown, Inc.’s Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

PART I

ITEM 1.  Business.

Disclosure Regarding Forward-Looking Statements

Brown & Brown, Inc., together with its subsidiaries (collectively, “we”, “Brown & Brown” or the “Company”), make “forward-looking statements” within the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995 throughout this report and in the documents we incorporate by reference into this report.  You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan” and “continue” or similar words.  We have based these statements on our current expectations about future events.   Although we believe the expectations expressed in the forward-looking statements included in this Form 10-K and those reports, statements, information and announcements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. Many of these factors have previously been identified in filings or statements made by us or on our behalf.  Important factors which could cause our actual results to differ materially from the forward-looking statements in this report include:

-	material adverse changes in economic conditions in the markets we serve;

-	future regulatory actions and conditions in the states in which we conduct our business;

-	competition from others in the insurance agency, brokerage and service business;

-
a significant portion of business written by Brown & Brown is for customers located in California, Florida, Georgia, New Jersey, New York, Pennsylvania and Washington. Accordingly, the occurrence of adverse economic conditions, an adverse regulatory climate, or a disaster in any of these states could have a material adverse effect on our business, although no such conditions have been encountered in the past;

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

General

We are a diversified insurance agency, brokerage and service organization with origins dating from 1939, headquartered in Daytona Beach and Tampa, Florida.  We market and sell to our customers insurance products and services, primarily in the property, casualty and employee benefits areas. As an agent and broker, we do not assume underwriting risks. Instead, we provide our customers with quality insurance contracts, as well as other targeted, customized risk management products and services.

We are compensated for our services primarily by commissions paid by insurance companies and fees paid by customers for certain services. The commission is usually a percentage of the premium paid by the insured. Commission rates generally depend upon the type of insurance, the particular insurance company and the nature of the services provided by us. In some cases, a commission is shared with other agents or brokers who have acted jointly with us in a transaction. We may also receive from an insurance company a “contingent commission”, which is a profit-sharing commission based primarily on underwriting results, but may also contain considerations for volume, growth and/or retention.  Fees are principally generated by our Services Division, which offers third-party claims administration, consulting for the self-funded workers’ compensation insurance market, and managed healthcare services.  The amount of our revenue from commissions and fees is a function of, among other factors, continued new business production, retention of existing customers, acquisitions and fluctuations in insurance premium rates and insurable exposure units.

Premium pricing within the property and casualty insurance underwriting industry has historically been cyclical, displaying a high degree of volatility based on prevailing economic and competitive conditions. From the mid-1980s through 1999, the property and casualty insurance industry experienced a “soft market” during which the underwriting capacity of insurance companies expanded, stimulating an increase in competition and a decrease in premium rates and related commissions. The effect of this softness in rates on our revenues was somewhat offset by our acquisitions and new business production. As a result of increasing “loss ratios” (the comparison of incurred losses plus adjustment expenses against earned premiums) of insurance companies through 1999, there was a general increase in premium rates beginning in the first quarter of 2000 and continuing into 2003.  During 2003, the increases in premium rates began to moderate and, in certain lines of insurance, the premium rates decreased.  In 2004, as general premium rates continued to moderate, the insurance industry experienced the worst hurricane season since 1992 when Hurricane Andrew hit south Florida. The insured losses from the 2004 hurricane season were absorbed relatively easily by the insurance industry and the general insurance premium rates continued to soften during 2005. During the third quarter of 2005, the insurance industry experienced the worst hurricane season ever recorded. Primarily as a result of these hurricanes, including Hurricanes Katrina, Rita and Wilma, the total insured losses are estimated to be in excess of $50 billion. The full impact that the 2005 insured losses will have on the insurance premium rates charged by insurance companies for 2006 is unknown, however, there appears to be a general consensus that there will be upward pressure on at least the insurance premium rates on coastal property, primarily in the southeastern part of the United States.

As of December 31, 2005, our activities were conducted in 170 locations in 34 states as follows:

Florida	38	Arkansas	3
California	12	Minnesota	3
Georgia	11	Nevada	3
New York	10	South Carolina	3
Texas	10	Wisconsin	3
New Jersey	8	Montana	2
Virginia	8	New Hampshire	2
Colorado	6	North Carolina	2
Washington	5	Connecticut	1
Arizona	4	Hawaii	1
Illinois	4	Kentucky	1
Indiana	4	Massachusetts	1
Louisiana	4	Missouri	1
Michigan	4	Nebraska	1
New Mexico	4	Ohio	1
Oklahoma	4	Tennessee	1
Pennsylvania	4	Utah	1

Business Combinations

Beginning in 1993 through 2005, we acquired 205 insurance intermediary operations, excluding acquired books of business (customer accounts), that had aggregate estimated annual revenues of $570.7 million for the 12 calendar months immediately preceding the dates of acquisition.  Of these, 32 operations were acquired during 2005, with aggregate estimated annual revenues of $123.0 million for the 12 calendar months immediately preceding the dates of acquisition.  During 2004, 32 operations were acquired with aggregate estimated annual revenues of $103.3 million for the 12 calendar months immediately preceding the dates of acquisition.  During 2003, 23 operations were acquired, with aggregate estimated annual revenues of $42.6 million for the 12 calendar months immediately preceding the dates of acquisition. Additionally in 2003, we acquired the remaining 25% ownership of Florida Intracoastal Underwriters, Limited Company that we previously did not own.

See Note 2 to the Consolidated Financial Statements for a summary of our 2005 acquisitions.

From January 1, 2006 through March 14, 2006, Brown & Brown acquired the assets and assumed certain liabilities of three insurance intermediary entities. See Note 17 to the Consolidated Financial Statements for a summary of our 2006 acquisitions.

DIVISIONS

Our business is divided into four reportable operating segments: (1) the Retail Division; (2) the National Programs Division; (3) the Brokerage Division; and (4) the Services Division. The Retail Division provides a broad range of insurance products and services to commercial, public entity, professional and individual customers. The National Programs Division is comprised of two units: Professional Programs, which provides professional liability and related package products for certain professionals; and Special Programs, which markets targeted products and services designated for specific industries, trade groups, public entities, and market niches.  The Brokerage Division markets and sells excess and surplus commercial insurance and reinsurance, primarily through independent agents and brokers.  The Services Division provides clients with third-party claims administration, consulting for the workers’ compensation insurance market, and comprehensive medical utilization management services in both workers’ compensation and all-lines liability arenas.

The following table sets forth a summary of (1) the commissions and fees revenue (revenues from external customers) generated by each of our reportable operating segments for 2005, 2004 and 2003, and (2) the percentage of our total commissions and fees revenue represented by each segment for each such period:

(in thousands, except percentages)	2005	%	2004	%	2003	%

Retail Division	$489,566	63.1%	$457,936	71.8%	$395,385	72.5%
National Programs Division	133,147	17.2	111,907	17.5	90,385	16.6
Brokerage Division	125,537	16.2	41,585	6.5	31,738	5.8
Services Division	26,565	3.4	25,807	4.0	27,920	5.1
Other	728	0.1	1,032	0.2	(141)	(0.0)
Total	$775,543	100.0%	$638,267	100.0%	$545,287	100.0%

See Note 16 to the Consolidated Financial Statements for additional segment financial data relating to our business.

Retail Division

As of December 31, 2005, our Retail Division operated in 27 states and employed 2,718 persons. Our retail insurance agency business provides a broad range of insurance products and services to commercial, public entity, professional and individual customers. The categories of insurance principally sold by us include: property insurance relating to physical damage to property and resultant interruption of business or extra expense caused by fire, windstorm or other perils; casualty insurance relating to legal liabilities, workers’ compensation, commercial and private passenger automobile coverages; and fidelity and surety bonds. We also sell and service group and individual life, accident, disability, health, hospitalization, medical and dental insurance.

No material part of our retail business is attributable to a single customer or a few customers. During 2005, commissions and fees from our largest single Retail Division customer represented less than one percent of the Retail Division’s total commissions and fees revenue.

In connection with the selling and marketing of insurance coverages, we provide a broad range of related services to our customers, such as risk management surveys and analysis, consultation in connection with placing insurance coverages and claims processing. We believe these services are important factors in securing and retaining customers.

National Programs Division

As of December 31, 2005, our National Programs Division employed 645 persons. Our National Programs Division consists of two units: Professional Programs and Special Programs.

Professional Programs.  Professional Programs provides professional liability and related package insurance products for certain professionals.  Professional Programs tailors insurance products to the needs of a particular professional group; negotiates policy forms, coverages and commission rates with an insurance company; and, in certain cases, secures the formal or informal endorsement of the product by a professional association or sponsoring company. The professional groups serviced by the Professional Programs include dentists, lawyers, optometrists, opticians, insurance agents, financial service representatives, benefit administrators, real estate title agents and escrow agents.  The Professional Protector Plan® for Dentists and the Lawyer’s Protector Plan® are marketed and sold primarily through a national network of independent agencies including certain of our retail offices, while certain of the professional liability programs of our CalSurance® and TitlePac® operations are principally marketed and sold directly to our insured customers, in some instances through certain of our retail offices. Under our agency agreements with the insurance companies that underwrite these programs, we often have authority to bind coverages (subject to established guidelines), to bill and collect premiums and, in some cases, to adjust claims.  For the programs that we market through independent agencies, we receive a wholesale commission or “override”, which is then shared with these independent agencies.

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

•
Lawyers:   The Lawyer’s Protector Plan® (LPP®) was introduced in 1983, 10 years after we began marketing lawyers’ professional liability insurance in 1973. This program is presently offered in 43 states, the District of Columbia and Puerto Rico.

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

•	TitlePac®: TitlePac® provides professional liability products and services designed for real estate title agents and escrow agents in 47 states and the District of Columbia.

•
Physicians:   Initiated in 1980, the Physicians’ Protector Plan® offered professional liability insurance for physicians, surgeons and other healthcare providers in select states.  The contract with the underwriting insurance company on this program expired in March 2003.  Since a replacement insurance company or program could not be negotiated, we terminated this program in 2004.

Special Programs.  Special Programs markets targeted products and services to specific industries, trade groups, public entities, and market niches.  All of the Special Programs, except for Parcel Insurance Plan® (PIP®), are marketed and sold primarily through independent agents, including certain of our retail offices.  Parcel Insurance Plan® markets and sells its insurance product directly to insured customers.  Under agency agreements with the insurance companies that underwrite these programs, we often have authority to bind coverages subject to established guidelines, to bill and collect premiums and, in some cases, to adjust claims.

Below are brief descriptions of the Special Programs:

•
Florida Intracoastal Underwriters, Limited Company (FIU) is a managing general agency that specializes in providing insurance coverage for coastal and inland high-value condominiums and apartments. FIU has developed a specialty reinsurance facility to support the underwriting activities associated with these risks.

•
Public Risk Underwriters®, along with our offices in Ephrata, Washington, Norcross, Georgia, and Kokomo, Indiana are program administrators offering unique property and casualty insurance products, risk management consulting, third-party administration and related services designed for municipalities, schools, fire districts, and other public entities on a national basis.

•
Proctor Financial, Inc. (“Proctor”) provides insurance programs and compliance solutions for financial institutions who service mortgage loans.  Proctor’s products include lender-placed fire and flood insurance, full insurance outsourcing, mortgage impairment, and blanket equity insurance.  Proctor also writes surplus lines property business for its financial institutions clients and acts as a wholesaler for this line of business.

•
American Specialty Insurance & Risk Services, Inc. provides insurance and risk services for the sports and entertainment industry with clients in professional sports, motor sports, amateur sports, and the entertainment industry.

•
Parcel Insurance Plan® (PIP®) is a specialty insurance agency providing insurance coverage to commercial and private shippers for small packages and parcels with insured values of less than $25,000 each.

•	Professional Risk Specialty Group is a specialty insurance agency providing liability insurance products to various professional groups.

•
AFC Insurance, Inc. (“AFC”) is a managing general underwriter, specializing in unique insurance products for the health and human service industry.  AFC works with retail agents in all states and targets home healthcare, group homes for the mentally and physically challenged, and drug and alcohol facilities and programs for the developmentally disabled.

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

Brokerage Division

The Brokerage Division markets excess and surplus commercial insurance products and services to retail agencies (including our retail offices), and reinsurance products and services to insurance companies throughout the United States.  Brokerage Division offices represent various U.S. and U.K. surplus lines insurance companies and certain offices are also Lloyd’s of London correspondents. The Brokerage Division also represents admitted insurance companies for smaller agencies that do not have access to large insurance company representation. Excess and surplus insurance products include many insurance coverages, including, personal lines homeowners, yachts, jewelry, commercial property and casualty, commercial automobile, garage, restaurant, builder’s risk and inland marine lines. Difficult-to-insure general liability and products liability coverages are a specialty, as is excess workers’ compensation coverage. Retail agency business is solicited through mailings and direct contact with retail agency representatives. At December 31, 2005, the Brokerage Division employed 806 persons.

In September 2001, we established Brown & Brown Re, Inc., a subsidiary headquartered in New York, New York that specializes in treaty and facultative reinsurance brokerage services.  Brown & Brown Re had approximately $2.0 million in commission revenues in 2005.

On January 1, 2006, we acquired the assets of Axiom Intermediaries, LLC. (Axiom) with estimated annualized revenues of $14.0 million. Brown & Brown Re will be merged into Axiom. The Axiom acquisition will substantially increase our treaty and facultative reinsurance brokerage services.

In March 2005, we acquired the assets of Hull & Company, Inc. (Hull) with estimated annualized revenues of $63.0 million which along with acquisitions of several other larger brokerage operations, essentially tripled the 2005 revenues of this Division over 2004 revenues.

Services Division

At December 31, 2005, our Services Division employed 285 persons and provided the following services: (1) insurance-related services, including comprehensive risk management and third-party administration (TPA) services for insurance entities and self-funded or fully-insured workers’ compensation and liability plans; and (2) comprehensive medical utilization management services for both workers’ compensation and all-lines liability insurance plans.

The Services Division’s workers’ compensation and liability plan TPA services include claims administration, access to major reinsurance markets, cost containment consulting, services for secondary disability, and subrogation recoveries and risk management services such as loss control. In 2005, our three largest workers’ compensation contracts represented approximately 61.6% of our Services Divisions commissions and fees revenue, or approximately 2.1% of our total consolidated commissions and fees revenue. In addition, the Services Division provides managed care services, including medical networks, case management and utilization review services, certified by the American Accreditation Health Care Commission.

In 2004, we sold our Louisiana-based employee benefits TPA.  In 2003, we sold a similar operation based in Florida.  We currently have no operations in the employee benefits TPA business and have no current plans to re-enter this area of the services business.

Employees

At December 31, 2005, we had 4,540 employees. We have agreements with our sales employees and certain other employees that include provisions restricting their right to solicit our insured customers and employees after separation from employment with us. The enforceability of such agreements varies from state to state depending upon state statutes, judicial decisions and factual circumstances. The majority of these agreements are at-will and terminable by either party; however, the covenants not to solicit our insured customers and employees generally continue for a period of two years after cessation of employment.

None of our employees is represented by a labor union, and we consider our relations with our employees to be satisfactory.

Competition

The insurance intermediary business is highly competitive, and numerous firms actively compete with us for customers and insurance markets.  Competition in the insurance business is largely based on innovation, quality of service and price.  There are a number of firms and banks with substantially greater resources and market presence that compete with us in the southeastern United States and elsewhere. This situation is particularly pronounced outside of Florida.

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

Available Information

We make available free of charge on our website, at www.bbinsurance.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act) and the rules promulgated thereunder, as soon as reasonably practicable after electronically filing or furnishing such material to the Securities and Exchange Commission.

The charters of the Audit, Compensation and Nominating/Governance Committees of our Board of Directors as well as our Corporate Governance Guidelines are also available on our website or upon request.  Requests for copies of any of these documents should be directed in writing to Corporate Secretary, Brown & Brown, Inc., 3101 West Martin Luther King Jr. Blvd., Suite 400, Tampa, Florida 33607, or by telephone to (813) 222-4277.

ITEM 1A.  Risk Factors

As referenced, this Annual Report on Form 10-K includes certain forward-looking statements regarding various matters. The ultimate correctness of those forward-looking statements is dependent upon a number of known and unknown risks and events, and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from those expressed or implied by those statements. Undue reliance should not be placed on those forward-looking statements. The following important factors, among others, as well as those factors set forth in our other SEC filings from time to time, could affect future results and events, causing results and events to differ materially from those expressed or implied in our forward-looking statements. The risks and uncertainties described below are not the only ones facing Brown & Brown Inc. and its subsidiaries. Additional risks and uncertainties, not presently known to us or otherwise, may also impair our business operations.

WE CANNOT ACCURATELY FORECAST OUR COMMISSION REVENUES BECAUSE OUR COMMISSIONS DEPEND ON PREMIUM RATES CHARGED BY INSURANCE COMPANIES, WHICH HISTORICALLY HAVE VARIED AND, AS A RESULT, HAVE BEEN DIFFICULT TO PREDICT.

We are primarily engaged in insurance agency and brokerage activities and derive revenues principally from commissions paid by insurance companies. The amount of such commissions is highly dependent on premium rates charged by insurance companies. We do not determine insurance premiums. Premium rates are determined by insurance companies based on a fluctuating market. Historically, property and casualty premiums have been cyclical in nature and have varied widely based on market conditions. From the mid-1980s through 1999, general premium levels were depressed as a result of the expanded underwriting capacity of insurance companies and increased competition. In many cases, insurance companies lowered commission rates and increased volume requirements. Significant reductions in premium rates occurred during the years 1986 through 1999. As a result of increasing "loss ratios" (the comparison of incurred losses plus loss adjustment expenses against earned premiums) experience by insurance companies through 1999, there was a general increase in premium rates beginning in the first quarter of 2000 and continuing into 2003. During 2004, there was a rapid transition as previously stable or increasing rates fell in most markets. These rate declines were most pronounced in the property and casualty market, with rates falling between 10% and 30% by year-end. Rate declines continued through 2005, although the pace of decline moderated in the latter part of the year.

As traditional risk-bearing insurance companies continue to outsource the production of premium revenue to non-affiliated brokers or agents such as us, those insurance companies may seek to reduce further their expenses by reducing the commission rates payable to those insurance agents or brokers. The reduction of these commission rates, along with general volatility and/or declines in premiums, may significantly affect our profitability. Because we do not determine the timing or extent of premium pricing changes, we cannot accurately forecast our commission revenues, including whether they will significantly decline. As a result, our budgets for future acquisitions, capital expenditures, dividend payments, loan repayments and other expenditures may have to be adjusted to account for unexpected changes in revenues, and any decreases in premium rates may adversely affect our operations.

OUR BUSINESS PRACTICES AND COMPENSATION ARRANGEMENTS ARE SUBJECT TO UNCERTAINTY DUE TO INVESTIGATIONS BY GOVERNMENTAL AUTHORITIES AND RELATED PRIVATE LITIGATION.

The business practices and compensation arrangements of the insurance intermediary industry, including us, are subject to uncertainty due to investigations by various governmental authorities and related private litigation. The legislatures of various states may adopt new laws addressing contingent commission arrangements, including laws prohibiting such arrangements, and addressing disclosure of such arrangements to insureds, and various state departments of insurance may adopt new regulations addressing these matters. While it is not possible to predict the outcome of the governmental inquiries and investigations into the insurance industry’s commission payment practices or the responses by the market and government regulators, any material decrease in our contingent commissions is likely to have an adverse effect on our results of operations.

WE ARE SUBJECT TO A NUMBER OF INVESTIGATIONS AND LEGAL PROCEEDINGS WHICH, IF DETERMINED UNFAVORABLY FOR US, MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

In addition to routine litigation and disclosed governmental investigations and requests for information, we have been named as a defendant in two purported class actions brought against a number of insurance intermediaries and insurance companies, and have received a derivative demand from counsel for a purported shareholder which could result in a purported securities class action based on claimed improprieties in the manner in which we are compensated by insurance companies. The final outcome of these and similar matters, and related costs, cannot be determined. An unfavorable resolution of these matters could adversely affect our results of operations.

OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION OR LIQUIDITY MAY BE MATERIALLY ADVERSELY AFFECTED BY ERRORS AND OMISSIONS AND THE OUTCOME OF CERTAIN FACTUAL AND POTENTIAL CLAIMS, LAWSUITS AND PROCEEDINGS.

We may be subject to various actual and potential claims, lawsuits and other proceedings relating principally to alleged errors and omissions in connection with the placement of insurance in the ordinary course of business. Because we often assist clients with matters involving substantial amounts of money, including the placement of insurance and the handling of related claims, errors and omissions claims against us may arise which allege potential liability for all or part of the amounts in question. Claimants may seek large damage awards and these claims may involve potentially significant legal costs. Such claims, lawsuits and other proceedings could, for example, include claims for damages based on allegations that our employees or sub-agents improperly failed to procure coverage, report claims on behalf of clients, provide insurance companies with complete and accurate information relating to the risks being insured or to appropriately apply funds that we hold for our clients on a fiduciary basis. We have established provisions against these items which we believe to be adequate in the light of current information and legal advice, and we adjust such provisions from time to time according to developments.

While most of the errors and omissions claims made against us have, subject to our self-insured deductibles, been covered by our professional indemnity insurance, our business, results of operations, financial condition and liquidity may be adversely affected if, in the future, our insurance coverage proves to be inadequate or unavailable or there is an increase in liabilities for which we self-insure. Our ability to obtain professional indemnity insurance in the amounts and with the deductibles we desire in the future may be adversely impacted by general developments in the market for such insurance or our own claims experience. In addition, claims, lawsuits and other proceedings may harm our reputation or divert management resources away from operating our business.

WE DERIVE A SIGNIFICANT PORTION OF OUR COMMISSION REVENUES FROM TWO INSURANCE COMPANIES, THE LOSS OF WHICH COULD RESULT IN ADDITIONAL EXPENSE AND LOSS OF MARKET SHARE.

For the year ended December 31, 2005, approximately 8.0% and 5.4%, respectively, of our total revenues were derived from insurance policies underwritten by two separate insurance companies, respectively. Should either of these insurance companies seek to terminate their arrangements with us, we believe that other insurance companies are available to underwrite the business, although some additional expense and loss of market share could possibly result. No other insurance company accounts for 5% or more of our total revenues.

BECAUSE OUR BUSINESS IS HIGHLY CONCENTRATED IN CALIFORNIA, FLORIDA, GEORGIA, NEW JERSEY, NEW YORK, PENNSYLVANIA AND WASHINGTON, ADVERSE ECONOMIC CONDITIONS OR REGULATORY CHANGES IN THESE STATES COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

A significant portion of our business is concentrated in California, Florida, Georgia, New Jersey, New York, Pennsylvania and Washington. For the years ended December 31, 2005 and December 31, 2004, we derived $554.8 million, or 70.6%, and $468.7 million, or 72.5%, of our commissions and fees from our operations located in these states, respectively. We believe that these revenues are attributable predominately to clients in these states. We believe the regulatory environment for insurance agencies in these states currently is no more restrictive than in other states. The insurance business is a state-regulated industry, and therefore, state legislatures may enact laws that adversely affect the insurance industry. Because our business is concentrated in a few states, we face greater exposure to unfavorable changes in regulatory conditions in those states than insurance agencies whose operations are more diversified through a greater number of states. In addition, the occurrence of adverse economic conditions, natural or other disasters, or other circumstances specific to or otherwise significantly impacting these states could adversely affect our financial condition and results of operations.

OUR GROWTH STRATEGY DEPENDS IN PART ON THE ACQUISITION OF INSURANCE AGENCIES, WHICH MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS IN THE FUTURE AND WHICH, IF CONSUMMATED, MAY NOT BE ADVANTAGEOUS TO US.

Our growth strategy includes the acquisition of insurance agencies. Our ability to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into our operations, and expand into new markets will require us to continue to implement and improve our operations, financial, and management information systems. Integrated, acquired entities may not achieve levels of revenue, profitability, or productivity comparable to our existing locations, or otherwise perform as expected. In addition, we compete for acquisition and expansion opportunities with entities that have substantially greater resources. Acquisitions also involve a number of special risks, such as: diversion of management's attention; difficulties in the integration of acquired operations and retention of personnel; entry into unfamiliar markets; unanticipated problems or legal liabilities; and tax and accounting issues, some or all of which could have a material adverse effect on the results of our operations and our financial condition.

OUR CURRENT MARKET SHARE MAY DECREASE AS A RESULT OF INCREASED COMPETITION FROM INSURANCE COMPANIES AND THE FINANCIAL SERVICES INDUSTRY.

The insurance agency business is highly competitive and we actively compete with numerous firms for clients and insurance companies, many of which have relationships with insurance companies or have a significant presence in niche insurance markets, that may give them an advantage over us. Because relationships between insurance agencies and insurance companies or clients are often local or regional in nature, this potential competitive disadvantage is particularly pronounced outside of Florida. A number of insurance companies are engaged in the direct sale of insurance, primarily to individuals, and do not pay commissions to agents and brokers. In addition, as and to the extent that banks, securities firms and insurance companies affiliate, the financial services industry may experience further consolidation, and we therefore may experience increased competition from insurance companies and the financial services industry, as a growing number of larger financial institutions increasingly, and aggressively, offer a wider variety of financial services, including insurance, than we currently offer.

PROPOSED TORT REFORM LEGISLATION, IF ENACTED, COULD DECREASE DEMAND FOR LIABILITY INSURANCE, THEREBY REDUCING OUR COMMISSION REVENUES.

Legislation concerning tort reform has been considered, from time to time, in the United States Congress and in several states. Among the provisions considered for inclusion in such legislation have been limitations on damage awards, including punitive damages, and various restrictions applicable to class action lawsuits. Enactment of these or similar provisions by Congress, or by states in which we sell insurance, could result in a reduction in the demand for liability insurance policies or a decrease in policy limits of such policies sold, thereby reducing our commission revenues.

WE COMPETE IN A HIGHLY REGULATED INDUSTRY, WHICH MAY RESULT IN INCREASED EXPENSES OR RESTRICTIONS ON OUR OPERATIONS.

We conduct business in most states and are subject to comprehensive regulation and supervision by government agencies in the states in which we do business. The primary purpose of such regulation and supervision is to provide safeguards for policyholders rather than to protect the interests of stockholders. The laws of the various state jurisdictions establish supervisory agencies with broad administrative powers with respect to, among other things, licensing to transact business, licensing of agents, admittance of assets, regulating premium rates, approving policy forms, regulating unfair trade and claims practices, establishing reserve requirements and solvency standards, requiring participation in guarantee funds and shared market mechanisms, and restricting payment of dividends. Also, in response to perceived excessive cost or inadequacy of available insurance, states have from time to time created state insurance funds and assigned risk pools, which compete directly, on a subsidized basis, with private insurance providers. We act as agents and brokers for such state insurance funds in California and certain other states. These state funds could choose to reduce the sales or brokerage commissions we receive. Any such event, in a state in which we have substantial operations, such as Florida, Arizona or New York, could substantially affect the profitability of our operations in such state, or cause us to change our marketing focus. State insurance regulators and the National Association of Insurance Commissioners continually re-examine existing laws and regulations, and such re-examination may result in the enactment of insurance-related laws and regulations, or the issuance of interpretations thereof, that adversely affect our business. Although we believe that we are in compliance in all material respects with applicable local, state and federal laws, rules and regulations, there can be no assurance that more restrictive laws, rules or regulations will not be adopted in the future that could make compliance more difficult or expensive. Specifically, recently adopted federal financial services modernization legislation could lead to additional federal regulation of the insurance industry in the coming years, which could result in increased expenses or restrictions on our operations.

PROFIT SHARING CONTINGENT COMMISSIONS AND OVERRIDES PAID BY INSURANCE COMPANIES ARE LESS PREDICTABLE THAN USUAL, WHICH IMPAIRS OUR ABILITY TO PREDICT THE AMOUNT OF SUCH COMMISSIONS THAT WE WILL RECEIVE.

We derive a portion of our revenues from profit sharing contingent commissions and overrides paid by insurance companies. The aggregate of these commissions generally accounts for 5.4% to 7.1% of the previous years total annual revenues over the last three years. Profit sharing contingent commissions are special revenue-sharing commissions paid by insurance companies based upon the volume and the growth and/or profitability of the business placed with such companies during the prior year. We primarily receive these commissions in the first and second quarters of each year. Override commissions are paid by insurance companies based on the volume of business that we place with them and are generally paid over the course of the year. Due to recent changes in our industry, including the agreement of at least one carrier with government regulators to cease payment of certain of such commissions and including changes in underwriting criteria due in part to the high loss ratios experienced by insurance companies, we cannot predict the payment of these commissions as well as we have been able to in the past. Further, we have no control over the ability of insurance companies to estimate loss reserves, which affects our ability to make profit-sharing calculations. Because these commissions affect our revenues, any decrease in their payment to us could adversely affect the results of our operations and our financial condition.

OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION OR LIQUIDITY MAY BE MATERIALLY ADVERSELY AFFECTED BY ERRORS AND OMISSIONS.

We have extensive operations and are subject to claims and litigation in the ordinary course of business resulting from alleged errors and omissions. Because we often assist our clients with matters, including the placement of insurance coverage and the handling of related claims, that involve substantial amounts of money, errors and omissions claims against us may in turn allege our potential liability for all or part of the amounts in question, claimants can seek large damage awards and these claims can involve potentially significant defense costs. Errors and omissions could include, for example, our employees or sub-agents failing, whether negligently or intentionally, to place coverage or to notify insurance companies of claims on behalf of clients, to provide insurance companies with complete and accurate information relating to the risks being insured or to appropriately apply funds that we hold for our clients on a fiduciary basis. It is not always possible to prevent and detect errors and omissions and the precautions we take may not be effective in all cases. While most of the errors and omissions claims made against us have, subject to our self-insured deductibles, been covered by our professional liability insurance, our results of operations, financial condition or liquidity may be adversely affected if in the future our insurance coverage proves to be inadequate or unavailable or there is an increase in liabilities for which we self-insure. In addition, errors and omissions claims may harm our reputation or divert management resources away from operating our business.

WE HAVE NOT DETERMINED THE AMOUNT OF RESOURCES AND THE TIME THAT WILL BE NECESSARY TO ADEQUATELY RESPOND TO RAPID TECHNOLOGICAL CHANGE IN OUR INDUSTRY, WHICH MAY ADVERSELY AFFECT OUR BUSINESS AND OPERATING RESULTS.

Frequent technological changes, new products and services and evolving industry standards are all influencing the insurance business. The Internet, for example, is increasingly used to transmit benefits and related information to clients and to facilitate business-to-business information exchange and transactions. We believe that the development and implementation of new technologies will require additional investment of our capital resources in the future. We have not determined, however, the amount of resources and the time that this development and implementation may require, which may result in short-term, unexpected interruptions to our business, or may result in a competitive disadvantage in price and/or efficiency, as we endeavor to develop or implement new technologies.

QUARTERLY AND ANNUAL VARIATIONS IN OUR COMMISSIONS THAT RESULT FROM THE TIMING OF POLICY RENEWALS AND THE NET EFFECT OF NEW AND LOST BUSINESS PRODUCTION MAY HAVE UNEXPECTED EFFECTS ON OUR RESULTS OF OPERATIONS.

Our commission income (including contingent commissions but excluding fees), can vary quarterly or annually due to the timing of policy renewals and the net effect of new and lost business production. The factors that cause these variations are not within our control. Specifically, consumer demand for insurance products can influence the timing of renewals, new business and lost business, which includes generally policies that are not renewed, and cancellations. In addition, as discussed, we rely on insurance companies for the payment of certain commissions. Because these payments are processed internally by these insurance companies, we may not receive a payment that is otherwise expected from a particular insurance company in one of our quarters or years until after the end of that period, which can adversely affect our ability to budget for significant future expenditures. Quarterly and annual fluctuations in revenues based on increases and decreases associated with the timing of policy renewals have had an adverse effect on our financial condition in the past, and we may experience such effects in the future.

WE MAY EXPERIENCE VOLATILITY IN OUR STOCK PRICE THAT COULD AFFECT YOUR INVESTMENT.

The market price of our common stock may be subject to significant fluctuations in response to various factors, including: quarterly fluctuations in our operating results; changes in securities analysts' estimates of our future earnings; and our loss of significant customers or significant business developments relating to us or our competitors. Our common stock's market price also may be affected by our ability to meet analysts' expectations and any failure to meet such expectations, even if minor, could cause the market price of our common stock to decline. In addition, stock markets have generally experienced a high level of price and volume volatility, and the market prices of equity securities of many companies have experienced wide price fluctuations not necessarily related to the operating performance of such companies. These broad market fluctuations may adversely affect our common stock's market price. In the past, securities class action lawsuits frequently have been instituted against companies following periods of volatility in the market price of such companies' securities. If any such litigation is instigated against us, it could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on our business, results of operations and financial condition.

THE LOSS OF ANY MEMBER OF OUR SENIOR MANAGEMENT TEAM, PARTICULARLY OUR CHAIRMAN AND CHIEF EXECUTIVE OFFICER, J. HYATT BROWN, COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND FUTURE OPERATING RESULTS.

We believe that our future success depends, in part, on our ability to attract and retain experienced personnel, including its senior management, brokers and other key personnel. The loss of any of our senior managers or other key personnel, or our inability to identify, recruit and retain such personnel, could materially and adversely affect our business, operating results and financial condition. Although we operate with a decentralized management system, the loss of the services of J. Hyatt Brown, our Chairman, and Chief Executive Officer, who beneficially owned approximately 16% of our outstanding common stock as of February 2, 2006, and is key to the development and implementation of our business strategy, could adversely affect our financial condition and future operating results. We maintain a $5 million "key man" life insurance policy with respect to Mr. Brown. We also maintain a $20 million insurance policy on the lives of Mr. Brown and his wife. Under the terms of an agreement with Mr. and Mrs. Brown, at the option of the Brown estate, we will purchase, upon the death of the later to die of Mr. Brown or his wife, shares of our common stock owned by Mr. and Mrs. Brown up to the maximum number that would exhaust the proceeds of the policy.

CERTAIN OF OUR EXISTING STOCKHOLDERS HAVE SIGNIFICANT CONTROL.

At February 2, 2006, our executive officers, directors and certain of their family members collectively beneficially owned approximately 20% of our outstanding common stock, of which J. Hyatt Brown, our Chairman and Chief Executive Officer, beneficially owned approximately 16%. As a result, our executive officers, directors and certain of their family members have significant influence over (1) the election of our Board of Directors, (2) the approval or disapproval of any other matters requiring stockholder approval, and (3) the affairs and policies of Brown and Brown.

RECENTLY ENACTED CHANGES IN THE SECURITIES LAWS AND REGULATIONS MAY TO INCREASE OUR COSTS.

The Sarbanes-Oxley Act of 2002 that became law in July 2002 has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of that Act, the Securities and Exchange Commission and the New York Stock Exchange have promulgated new rules on a variety of subjects. Compliance with these new rules has increased our legal and financial and accounting costs, and we expect these increased costs to continue indefinitely. We also expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be forced to accept reduced coverage or incur substantially higher costs to obtain coverage. Likewise, these developments may make it more difficult for us to attract and retain qualified members of our board of directors or qualified executive officers.

DUE TO INHERENT LIMITATIONS, THERE CAN BE NO ASSURANCE THAT OUR SYSTEM OF DISCLOSURE AND INTERNAL CONTROLS AND PROCEDURES WILL BE SUCCESSFUL IN PREVENTING ALL ERRORS OR FRAUD, OR IN INFORMING MANAGEMENT OF ALL MATERIAL INFORMATION IN TIMELY MANNER.

Our management, including our CEO and CFO, does not expect that our disclosure controls and internal controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system reflects that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur simply because of error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

IF WE RECEIVE OTHER THAN AN UNQUALIFIED OPINION ON THE ADEQUACY OF OUR INTERNAL CONTROL OVER FINANCIAL REPORTING AS OF DECEMBER 31, 2006 AND FUTURE YEAR-ENDS AS REQUIRED BY SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002, INVESTORS COULD LOSE CONFIDENCE IN THE RELIABILITY OF OUR FINANCIAL STATEMENTS, WHICH COULD RESULT IN A DECREASE IN THE VALUE OF YOUR SHARES.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include an annual report on internal control over financial reporting on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting. In addition, the public accounting firm auditing the company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting. While we continuously conduct a rigorous review of our internal control over financial reporting in order to assure compliance with the Section 404 requirements, if our independent auditors interpret the Section 404 requirements and the related rules and regulations differently from us or if our independent auditors are not satisfied with our internal control over financial reporting or with the level at which it is documented, operated or reviewed, they may decline to attest to management’s assessment or issue a qualified report. A qualified opinion could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

THERE ARE INHERENT UNCERTAINTIES INVOLVED IN ESTIMATES, JUDGMENTS AND ASSUMPTIONS USED IN THE PREPARATION OF FINANCIAL STATEMENTS IN ACCORDANCE WITH GAAP IN THE UNITED STATES OF AMERICA ANY CHANGES IN ESTIMATES, JUDGMENTS AND ASSUMPTIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS.

The consolidated and condensed Consolidated Financial Statements included in the periodic reports we file with the Securities and Exchange Commission are prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The preparation of financial statements in accordance with GAAP in the United States of America involves making estimates, judgments and assumptions that affect reported amounts of assets (including intangible assets), liabilities and related reserves, revenues, expenses and income. Estimates, judgments and assumptions are inherently subject to change in the future, and any such changes could result in corresponding changes to the amounts of assets, liabilities, revenues, expenses and income. Any such changes could have a material adverse effect on our financial position and results of operations.

ITEM 1B.  Unresolved Staff Comments.

None.

ITEM 2.  Properties.

We lease our executive offices, which are located at 220 South Ridgewood Avenue, Daytona Beach, Florida 32114, and 3101 W. Martin Luther King Jr. Blvd., Suite 400, Tampa, Florida 33607. We lease offices at each of our 170 locations with the exception of the following, where we own the buildings in which our offices are located: Dansville and Jamestown, New York.  In addition, we own a building in Loreauville, Louisiana where we no longer have an office, as well as a parcel of undeveloped property outside of Lafayette, Louisiana.  There are no outstanding mortgages on our owned properties.  Our operating leases expire on various dates. These leases generally contain renewal options and rent escalation clauses based on increases in the lessors’ operating expenses and other charges. We expect that most leases will be renewed or replaced upon expiration.  We believe that our facilities are suitable and adequate for present purposes, and that the productive capacity in such facilities is substantially being utilized.  From time to time, we may have unused space and seek to sublet such space to third parties, depending on the demand for office space in the locations involved.  In the future, we may need to purchase, build or lease additional facilities to meet the requirements projected in our long-term business plan.  See Note 13 to the Consolidated Financial Statements for additional information on our lease commitments.

ITEM 3. Legal Proceedings.

See Note 13 to the Consolidated Financial Statements for information regarding our legal proceedings.

ITEM 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during our fourth quarter ended December 31, 2005.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “BRO”. The table below sets forth, for the quarterly periods indicated, the intra-day high and low sales prices for our common stock as reported on the NYSE Composite Tape and dividends declared on our common stock. All per share amounts have been restated to give effect to the two-for-one common stock split effected on November 28, 2005.

	High	Low	Cash Dividends Per Common Share
2004
First Quarter	$19.72	$16.01	$0.035
Second Quarter	$21.84	$18.47	$0.035
Third Quarter	$23.08	$20.18	$0.035
Fourth Quarter	$23.38	$19.30	$0.040
2005
First Quarter	$24.27	$21.13	$0.040
Second Quarter	$23.75	$21.00	$0.040
Third Quarter	$25.39	$21.31	$0.040
Fourth Quarter	$31.90	$23.85	$0.050

On March 10, 2006, there were 139,397,938 shares of our common stock outstanding, held by approximately 1,238 shareholders of record.

We intend to continue to pay quarterly dividends, subject to continued capital availability and a determination that cash dividends continue to be in the best interests of our stockholders. Our dividend policy may be affected by, among other items, our views on potential future capital requirements, including those relating to creation and expansion of sales distribution channels and investments and acquisitions, legal risks, stock repurchase programs and challenges to our business model.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2005, with respect to compensation plans under which the Company’s equity securities are authorized for issuance:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by shareholders	2,016,988	$10.69	15,187,482

Equity compensation plans not approved by shareholders	-	-	-

Total	2,016,988	$10.69	15,187,482

Sales of Unregistered Securities

We made no sales of unregistered securities during the fourth quarter of 2005.

Issuer Purchases of Equity Securities

We did not purchase any shares of Brown & Brown, Inc. common stock during the fourth quarter of 2005.

ITEM 6. Selected Financial Data.

The following selected Consolidated Financial Data for each of the five fiscal years in the period ended December 31, 2005 have been derived from our Consolidated Financial Statements.  Such data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this Annual Report and with our Consolidated Financial Statements and related Notes thereto in Item 8 of Part II of this Annual Report.

(in thousands, except per share data, number of employees and percentages) (1)	Year Ended December 31,
	2005	2004	2003	2002	2001
REVENUES
Commissions & fees (2)	$775,543	$638,267	$545,287	$452,289	$359,697
Investment income	6,578	2,715	1,428	2,945	3,686
Other income	3,686	5,952	4,325	508	1,646
Total revenues	785,807	646,934	551,040	455,742	365,029
EXPENSES
Employee compensation and benefits	374,943	314,221	268,372	224,755	187,653
Non-cash stock grant compensation	3,337	2,625	2,272	3,823	1,984
Other operating expenses	105,622	84,927	74,617	66,554	56,815
Amortization	33,245	22,146	17,470	14,042	15,860
Depreciation	10,061	8,910	8,203	7,245	6,536
Interest	14,469	7,156	3,624	4,659	5,703
Total expenses	541,677	439,985	374,558	321,078	274,551
Income before income taxes and minority interest	244,130	206,949	176,482	134,664	90,478
Income taxes	93,579	78,106	66,160	49,271	34,834
Minority interest, net of tax	-	-	-	2,271	1,731
Net income	$150,551	$128,843	$110,322	$83,122	$53,913
EARNINGS PER SHARE INFORMATION
Net income per share - diluted	$1.08	$0.93	$0.80	$0.61	$0.43
Weighted average number of shares outstanding - diluted	139,776	138,888	137,794	136,086	126,444
Dividends declared per share	$0.1700	$0.1450	$0.1213	$0.1000	$0.0800
YEAR-END FINANCIAL POSITION
Total assets	$1,608,660	$1,249,517	$865,854	$754,349	$488,737
Long-term debt	$214,179	$227,063	$41,107	$57,585	$78,195
Shareholders' equity (3)	$764,344	$624,325	$498,035	$391,590	$175,285
Total shares outstanding	139,383	138,318	137,122	136,356	126,388
OTHER INFORMATION
Number of full-time equivalent employees	4,540	3,960	3,517	3,384	2,921
Revenue per average number of employees	$184,896	$173,046	$159,699	$144,565	$144,166
Book value per share at year-end	$5.48	$4.51	$3.63	$2.87	$1.39
Stock price at year-end	$30.54	$21.78	$16.31	$16.16	$13.65
Stock price earnings multiple at year-end	28.35	23.41	20.38	26.49	32.12
Return on beginning shareholders' equity	24%	26%	28%	47%	46%

(1)	All share and per share information has been restated to give effect to a two-for-one common stock split that became effective November 28, 2005.
(2)	See Note 2 to the Consolidated Financial Statements for information regarding business purchase transactions which impact the comparability of this information.
(3)
Shareholders’ equity as of December 31, 2005, 2004, 2003, 2002 and 2001 included net increases of $4,446,000, $4,467,000, $4,227,000, $2,106,000 and $4,393,000, respectively, as a result of the Company’s applications of Statement of Financial Accounting Standards (SFAS) 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS 133, “Accounting for Derivatives Instruments and Hedging Activities.”

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

The following discussion should be read in conjunction with our Consolidated Financial Statements and the related Notes to those Consolidated Financial Statements, included elsewhere in this Annual Report. All share and per share information has been restated to give effect to a two-for-one common stock split that become effective November 28, 2005.

         We are a diversified insurance agency, brokerage and services organization headquartered in Daytona Beach and Tampa, Florida. Since 1993, our stated corporate objective has been to increase our net income per share by at least 15% every year. We have increased revenues from $95.6 million in 1993 (as originally stated, without giving effect to any subsequent acquisitions accounted for under the pooling-of-interests method of accounting) to $785.8 million in 2005, a compound annual growth rate of 19.2%. In the same period, we increased net income from $8.0 million (as originally stated, without giving effect to any subsequent acquisitions accounted for under the pooling-of-interests method of accounting) to $150.6 million in 2005, a compound annual growth rate of 27.7%. We have also increased net income per share 15.0% or more for 13 consecutive years, excluding the effect of a one-time investment gain of $1.3 million in 1994 and favorable adjustments to our income tax reserves of $0.7 million in 1994 and $0.5 million in 1995, respectively. Since 1993, excluding the historical impact of poolings, our pre-tax margins (income before income taxes and minority interest divided by total revenues) improved in all but one year, and in that year, the pre-tax margin was essentially flat. These improvements have resulted primarily from net new business growth (new business production offset by lost business), revenues generated by acquisitions and continued operating efficiencies. Our revenue growth in 2005 was driven by: (i) net new business growth; and (ii) the acquisition of 32 agency entities and several books of business (customer accounts), generating total annualized revenues of approximately $125.9 million.

Our commissions and fees revenue are comprised of commissions paid by insurance companies and fees paid directly by customers. Commission revenues generally represent a percentage of the premium paid by the insured and are materially affected by fluctuations in both premium rate levels charged by insurance companies and the insureds’ underlying “insurable exposure units,” which are units that insurance companies use to measure or express insurance exposed to risk (such as property values, sales and payroll levels) so as to determine what premium to charge the insured. These premium rates are established by insurance companies based upon many factors, including reinsurance rates, none of which we control. Beginning in 1986 and continuing through 1999, commission revenues were adversely influenced by a consistent decline in premium rates resulting from intense competition among property and casualty insurance companies for market share. Among other factors, this condition of a prevailing decline in premium rates, commonly referred to as a “soft market,” generally resulted in flat to reduced commissions on renewal business. The effect of this softness in rates on our commission revenues was somewhat offset by our acquisitions and net new business production. As a result of increasing “loss ratios” (the comparison of incurred losses plus adjustment expenses against earned premiums) of insurance companies through 1999, there was a general increase in premium rates beginning in the first quarter of 2000 and continuing into 2003. During 2003, the increases in premium rates began to moderate, and in certain lines of insurance, premium rates decreased. In 2004, as general premium rates continued to moderate, the insurance industry experienced the worst hurricane season since 1992 when Hurricane Andrew hit south Florida. The insured losses from the 2004 hurricane season were absorbed relatively easily by the insurance industry and the general insurance premium rates continued to soften during 2005. During the third quarter of 2005, the insurance industry experienced the worst hurricane season ever recorded. Primarily as a result of these hurricanes, including Hurricanes Katrina, Rita and Wilma, the total insured losses are estimated to be in excess of $50 billion. The full impact that the 2005 insured losses will have on the insurance premium rates charged by insurance companies for 2006 is unknown, however, there appears to be a general consensus that there will be upward pressure on at least the insurance premium rates on coastal property, primarily in the southeastern part of the United States.

The volume of business from new and existing insured customers, fluctuations in insurable exposure units and changes in general economic and competitive conditions further impact our revenues. For example, the increasing costs of litigation settlements and awards have caused some customers to seek higher levels of insurance coverage. Conversely, level rates of inflation and the general decline of economic activity in recent years have limited the increases in the values of insurable exposure units. Still, our revenues continue to grow as a result of an intense focus on net new business growth and acquisitions. We anticipate that results of operations will continue to be influenced by these competitive and economic conditions in 2006.

We also earn “contingent commissions,” which are profit-sharing commissions based primarily on underwriting results, but may also reflect considerations for volume, growth and/or retention. These commissions are primarily received in the first and second quarters of each year, based on underwriting results and other aforementioned considerations for the prior year(s), and, over the last three years, have averaged approximately 6.0% of the previous year’s total commissions and fees revenue. Contingent commissions are included in our total commissions and fees in the Consolidated Statements of Income in the year received. The term “core commissions and fees” excludes contingent commissions and therefore represents the revenues earned directly from specific insurance policies sold, and specific fee-based services rendered.

Fee revenues are generated primarily by our Services Division, which provides insurance-related services, including third-party administration and consulting for the self-funded workers’ compensation markets.  In each of the past three years, fee revenues generated by the Services Division have declined as a percentage of our total commissions and fees, from 5.1% in 2003 to 3.4% in 2005. This declining trend is anticipated to continue as the revenues from our other reportable segments grow at a faster pace.

Investment income consists primarily of interest earnings on premiums and advance premiums collected and held in a fiduciary capacity before being remitted to insurance companies. Our policy is to invest available funds in high-quality, short-term fixed income investment securities. Investment income also includes gains and losses realized from the sale of investments.

Acquisitions

During 2005, we acquired the assets of 32 insurance intermediary operations and several books of business (customer accounts). The aggregate purchase price was $288.6 million, including $244.0 million of net cash payments, the issuance of $38.1 million in notes payable and the assumption of $6.5 million of liabilities. These acquisitions had estimated aggregate annualized revenues of $125.9 million.

During 2004, we acquired the assets of 29 insurance intermediary operations, several books of business (customer accounts) and the outstanding stock of three general insurance agencies. The aggregate purchase price was $199.3 million, including $190.6 million of net cash payments, the issuance of $1.4 million in notes payable and the assumption of $7.3 million of liabilities. These acquisitions had estimated aggregate annualized revenues of $104.1 million.

During 2003, we acquired the assets and certain liabilities of 23 insurance intermediary operations, as well as the remaining 25% minority interest in Florida Intracoastal Underwriters, and several books of business (customer accounts). The aggregate purchase price was $86.2 million including $84.5 million of net cash payments, the issuance of $1.5 million in notes payable and the assumption of $0.2 million of liabilities. These acquisitions had estimated aggregate annualized revenues of $45.8 million.

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

Revenue Recognition

Commission revenues are recognized as of the effective date of the insurance policy or the date the policy premium is billed to the customer, whichever is later. At that date, the earnings process has been completed, and we can reliably estimate the impact of policy cancellations for refunds and establish reserves accordingly. Management determines the policy cancellation reserve based upon historical cancellation experience adjusted by known circumstances. Subsequent commission adjustments are recognized upon notification from the insurance companies. Contingent commissions from insurance companies are recognized when determinable, which is when such commissions are received. Fee revenues are recognized as services are rendered.

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

In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” all of our business combinations initiated after June 30, 2001 have been accounted for using the purchase method. In connection with these acquisitions, we record the estimated value of the net tangible assets purchased and the value of the identifiable intangible assets purchased, which typically consist of purchased customer accounts and noncompete agreements. Purchased customer accounts include the physical records and files obtained from acquired businesses that contain information about insurance policies, customers and other matters essential to policy renewals, but it primarily represents the present value of the underlying cash flows expected to be received over the estimated future renewal periods of insurance policies comprising those purchased customer accounts. The valuation of purchased customer accounts involves significant estimates and assumptions concerning matters such as cancellation frequency, expenses and discount rates. Any change in these assumptions could affect the carrying value of purchased customer accounts. Noncompete agreements are valued based on the duration and any unique features of each specific agreement. Purchased customer accounts and noncompete agreements are amortized on a straight-line basis over the related estimated lives and contract periods, which range from five to 15 years. The excess of the purchase price of an acquisition over the fair value of the identifiable tangible and intangible assets is assigned to goodwill and is no longer amortized, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142).

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

Management assesses the recoverability of our goodwill on an annual basis, and of our amortizable intangibles and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The following factors, if present, may trigger an impairment review: (i) significant underperformance relative to historical or projected future operating results; (ii) significant negative industry or economic trends; (iii) significant decline in our stock price for a sustained period; and (iv) significant decline in our market capitalization. If the recoverability of these assets is unlikely because of the existence of one or more of the above-referenced factors, an impairment analysis is performed. Management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these assets. If these estimates or related assumptions change in the future, we may be required to revise the assessment and, if appropriate, record an impairment charge. We completed our most recent evaluation of impairment for goodwill as of November 30, 2005 and identified no impairment as a result of the evaluation.

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

Derivative Instruments

In 2002, we entered into one derivative financial instrument - an interest rate exchange agreement, or “swap” - to manage the exposure to fluctuations in interest rates on our $90 million variable rate debt. As of December 31, 2005, we maintained this swap agreement, whereby we pay a fixed rate on the notional amount to a bank and the bank pays us a variable rate on the notional amount equal to a base London InterBank Offering Rate (LIBOR). We have assessed this derivative as a highly effective cash flow hedge, and accordingly, changes in the fair market value of the swap are reflected in other comprehensive income. The fair market value of this instrument is determined by quotes obtained from the related counter-parties in combination with a valuation model utilizing discounted cash flows. The valuation of this derivative instrument is a significant estimate that is largely affected by changes in interest rates. If interest rates increase or decrease, the value of this instrument will change accordingly.

New Accounting Pronouncements

See Note 1 of the Notes to Consolidated Financial Statements for a discussion of the effects of the adoption of new accounting standards.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Consolidated Financial Statements and related Notes.

Financial information relating to our Consolidated Financial Results is as follows (in thousands, except percentages):

	2005	Percent Change	2004	Percent Change	2003
REVENUES
Commissions and fees	$740,567	21.9%	$607,615	18.5%	$512,753
Contingent commissions	34,976	14.1%	30,652	(5.8)%	32,534
Investment income	6,578	142.3%	2,715	90.1%	1,428
Other income, net	3,686	(38.1)%	5,952	37.6%	4,325
Total revenues	785,807	21.5%	646,934	17.4%	551,040

EXPENSES
Employee compensation and benefits	374,943	19.3%	314,221	17.1%	268,372
Non-cash stock grant compensation	3,337	27.1%	2,625	15.5%	2,272
Other operating expenses	105,622	24.4%	84,927	13.8%	74,617
Amortization	33,245	50.1%	22,146	26.8%	17,470
Depreciation	10,061	12.9%	8,910	8.6%	8,203
Interest	14,469	102.2%	7,156	97.5%	3,624
Total expenses	541,677	23.1%	439,985	17.5%	374,558

Income before income taxes	$244,130	18.0%	$206,949	17.3%	$176,482

Net internal growth rate - core commissions and fees	3.1%		4.3%		5.9
Employee compensation and benefits ratio	47.7%		48.6%		48.7
Other operating expenses ratio	13.4%		13.1%		13.5

Capital expenditures	$13,426		$10,152		$15,946
Total assets at December 31	$1,608,660		$1,249,517		$865,854

Commissions and Fees

Commissions and fees revenue, including contingent commissions, increased 21.5% in 2005, 17.1% in 2004 and 20.6% in 2003. Core commissions and fees revenue increased 3.1% in 2005, 4.3% in 2004 and 5.9% in 2003, when excluding commissions and fees revenue generated from acquired operations and also from divested operations. The 2005 results reflect the continued moderation of the premium rate growth that began in 2004 compared with the slightly higher premium growth rates that occurred in 2003.

Investment Income

Investment income increased to $6.6 million in 2005, compared with $2.7 million in 2004 and $1.4 million in 2003. The increases in 2005 over 2004, and 2004 over 2003 were primarily the result of higher investment yields earned each sequential year along with higher average available cash balances for each successive year.

Other Income, net

Other income consists primarily of gains and losses from the sale and disposition of assets. In 2005, gains of $2.7 million were recognized from the sale of customer accounts as compared with $4.8 million and $4.0 million in 2004 and 2003, respectively. Although we are not in the business of selling customer accounts, we periodically will sell an office or a book of business (one or more customer accounts) that does not produce reasonable margins or demonstrate a potential for growth. For these reasons, in 2004, we sold all four of our retail offices in North Dakota and our sole remaining operation in the medical third-party administration services business.

Employee Compensation and Benefits

Employee compensation and benefits increased approximately 19.3% in 2005, 17.1% in 2004 and 19.4% in 2003, primarily as a result of acquisitions and an increase in commissions paid on net new business. Employee compensation and benefits as a percentage of total revenues were 47.7% in 2005, 48.6% in 2004 and 48.7% in 2003, reflecting a gradual improvement in personnel efficiencies as revenues grow. We had 4,540 full-time equivalent employees at December 31, 2005, compared with 3,960 at December 31, 2004 and 3,517 at December 31, 2003.

Non-Cash Stock Grant Compensation

Non-cash stock grant compensation expense represents the expense required to be recorded under Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” relating to our stock performance plan, which is more fully described in Note 11 of the Notes to Consolidated Financial Statements.

The annual cost of this stock performance plan increases only when our average stock price over a 20-trading-day period increases by increments of 20% or more from the price at the time of the original grant, or when additional shares are granted and the average stock price increases.

Since the first vesting condition for performance stock grants issued in 2001 was satisfied in 2002, when a 20-trading-day average stock price of $17.50 was reached, we issued another significant set of performance stock grants in January 2003 at a grant price per share of $17.50. There will be no expense relating to this set of performance stock grants until the 20-trading-day average stock price exceeds the $17.50 performance stock grant price by an increment of 20%. Additionally, other grants are periodically issued to new and existing employees.

During 2004, the average stock price exceeded the $21.00 average price for a 20-trading-day period required for the first 20% of the shares granted in January 2003 to be awarded, and therefore we began the annual expensing of such shares. As a result, the 2004 expense increased to $2.6 million from $2.3 million in 2003. During 2005, the average stock price exceeded the $28.00 average price for a 20-trading-day period required for the second and third 20% increments of the shares granted in January 2003 to be awarded, and as a result, the 2005 expense increased to $3.3 million from $2.6 million in 2004.

During 2003, since the average price of our stock never exceeded any of the 20% thresholds of the grants priced at $17.50 per share, the only expense related to our stock performance plan was the annual expense of grants issued prior to 2003, which was then partially offset by expense credits from forfeitures. As a result, the 2003 expense decreased to $2.3 million from $3.8 million in 2002.

Other Operating Expenses

As a percentage of total revenues, other operating expenses increased to 13.4% in 2005 from 13.1% in 2004, which in turn was a decrease from 13.5% in 2003. Legal and professional fee expenses increased $4.4 million in 2005 over the amount expended in 2004, which in turn was $1.2 million greater than what was expended in 2003. The increase in legal and professional fee expenses was primarily the result of the various ongoing investigations and litigation relating to agent and broker compensation, including contingent commissions, by state regulators and, to a lesser extent, by the requirements of compliance with the Sarbanes-Oxley Act of 2002. Offsetting these expenses in 2004 was approximately $1.0 million in reductions to our litigation and claims reserve. Excluding the impact of these increased legal and professional fee expenses, other operating expenses declined as a percentage of total revenues each year from 2003 to 2005, which is attributable to the effective cost containment measures brought about by our initiative designed to identify areas of excess expense. This decrease is also due to the fact that, in a net internal revenue growth environment, certain significant other operating expenses such as office rent, office supplies, data processing, and telephone costs, increase at a slower rate than commissions and fees revenue increase during the same period.

Amortization

Amortization expense increased $11.1 million, or 50.1% in 2005, increased $4.7 million, or 26.8% in 2004, and increased $3.4 million, or 24.4% in 2003. As part of our annual impairment assessment as of November 30, 2004, management determined that the maximum amortization period for the intangible asset, purchased customer accounts, should be reduced from 20 years to 15 years. A change in accounting estimate was recognized to reflect this decision, resulting in an increase in the 2005 and 2004 amortization expense of $6.4 million, and $0.5 million, a decrease in net income of $3.9 million and $0.3 million, and a decrease of $0.03 and nil ($0) earnings per share, respectively. The remaining increases in 2005 and 2004 were due to the amortization of additional intangible assets as a result of new acquisitions.

Depreciation

Depreciation increased 12.9% in 2005, 8.6% in 2004 and 13.2% in 2003. These increases were primarily due to the purchase of new computers, related equipment and software, and the depreciation associated with new acquisitions.

Interest Expense

Interest expense increased $7.3 million, or 102.2%, in 2005 and $3.5 million or 97.5% in 2004 as a result of the funding of $200 million of unsecured senior notes in the third quarter of 2004.

Income Taxes

The effective tax rate on income from operations was 38.3% in 2005, 37.7% in 2004 and 37.5% in 2003. The higher effective tax rate in 2005, compared with 2004 and 2003, was primarily the result of increased amounts of business conducted in states having higher state tax rates.

RESULTS OF OPERATIONS - SEGMENT INFORMATION

As discussed in Note 16 of the Notes to Consolidated Financial Statements, we operate in four reportable segments: the Retail, National Programs, Brokerage and Service Divisions. On a divisional basis, increases in amortization, depreciation and interest expenses are the result of new acquisitions within that division in a particular year. Likewise, other income in each division primarily reflects net gains on sales of customer accounts and fixed assets. Additionally, increases in non-cash stock grant compensation is more dependent on increases in the Company’s 20 trading-day average stock price than on the divisional results. As such, in evaluating the operational efficiency of a division, management places greater emphasis on the net internal growth rate of core commissions and fees revenue, the gradual improvement of the ratio of employee compensation and benefits to total revenues, and the gradual improvement of the ratio of other operating expenses to total revenues.

Retail Division

The Retail Division provides a broad range of insurance products and services to commercial, public entity, professional and individual insured customers. More than 96% of the Retail Division’s commissions and fees revenue are commission-based. Since the majority of our operating expenses do not change as premiums fluctuate, we believe that most of any fluctuation in the commissions that we receive will be reflected in our pre-tax income. The Retail Division’s commissions and fees revenue accounted for 72.5% of our total consolidated commissions and fees revenue in 2003 but declined to 63.1% in 2005, mainly due to continued acquisitions in the National Programs and Brokerage Divisions.

Financial information relating to Brown & Brown’s Retail Division is as follows (in thousands, except percentages):

	2005	Percent Change	2004	Percent Change	2003
REVENUES
Commissions and fees	$461,236	6.8%	$431,767	16.4%	$371,004
Contingent commissions	28,330	8.3%	26,169	7.3%	24,381
Investment income	159	(72.0)%	567	930.9%	55
Other income, net	1,477	(48.1)%	2,845	(20.3)%	3,570
Total revenues	491,202	6.5%	461,348	15.6%	399,010

EXPENSES
Employee compensation and benefits	233,124	3.4%	225,438	15.4%	195,323
Non-cash stock grant compensation	2,198	37.5%	1,599	(12.9)%	1,835
Other operating expenses	81,063	4.2%	77,780	15.3%	67,487
Amortization	19,368	26.5%	15,314	22.7%	12,476
Depreciation	5,641	(1.6)%	5,734	(0.6)%	5,771
Interest	20,927	(4.2)%	21,846	23.2%	17,732
Total expenses	362,321	4.2%	347,711	15.7%	300,624

Income before income taxes	$128,881	13.4%	$113,637	15.5%	$98,386

Net internal growth rate - core commissions and fees	0.6%		2.7%		4.0%
Employee compensation and benefits ratio	47.5%		48.9%		49.0%
Other operating expenses ratio	16.5%		16.9%		16.9%

Capital expenditures	$6,186		$5,568		$5,904
Total assets at December 31	$1,002,781		$843,823		$623,648

The Retail Division’s total revenues in 2005 increased $29.9 million to $491.2 million, a 6.5% increase over 2004. Of this increase, approximately $28.9 million related to core commissions and fees revenue from acquisitions for which there were no comparable revenues in 2004. The remaining increase was primarily due to net new business growth. The Retail Division’s net internal growth rate in core commissions and fees revenue was 0.6% in 2005, excluding revenues recognized in 2005 from new acquisitions and the 2004 commissions and fees revenue from divested business. The net internal growth rate of core commissions and fees revenue for the Retail Division in 2004 and 2003 was 2.7% and 4.0%, respectively. The decline in the net internal growth rate from core commissions and fees revenue from 2003 to 2005 primarily reflects the softening of insurance premium rates during that period.

Income before income taxes in 2005 increased $15.2 million to $128.9 million, a 13.4% increase over 2004. This increase was due to revenues from acquisitions, a positive net internal growth rate and the continued focus on holding our general expense growth rate to a lower percentage than our revenue growth rate.

The Retail Division’s total revenues in 2004 increased $62.3 million to $461.3 million, a 15.6% increase over 2003. Of this increase, approximately $59.9 million related to core commissions and fees revenue from acquisitions for which there were no comparable revenues in 2003. The remaining increase was primarily due to net new business growth. During 2004, we sold our four retail offices in North Dakota and other books of businesses in various offices. With respect to these assets sold during 2004, $6.7 million of core commissions and fees revenue were earned in 2003 for which there were no revenues recognized in the comparable 2004 period. Therefore, the Retail Division’s net internal growth rate in core commissions and fees revenue was 2.7% in 2004, excluding revenues recognized in 2004 from new acquisitions and the 2003 core commissions and fees revenue from divested business.

Income before income taxes in 2004 increased $15.3 million to $113.6 million, a 15.5% increase over 2003. This increase was due to revenues from acquisitions, a positive net internal growth rate and the continued focus on holding our general expense growth rate to a lower percentage than our revenue growth rate.

National Programs Division

The National Programs Division is comprised of two units: Professional Programs, which provides professional liability and related package products for certain professionals delivered through nationwide networks of independent agents; and Special Programs, which markets targeted products and services designated for specific industries, trade groups, public entities and market niches. Like the Retail Division, the National Programs Division’s revenues are primarily commission-based.

Financial information relating to our National Programs Division is as follows (in thousands, except percentages):

	2005	Percent Change	2004	Percent Change	2003
REVENUES
Commissions and fees	$131,149	18.1%	$111,080	28.0%	$86,787
Contingent commissions	1,998	141.6%	827	(77.0)%	3,598
Investment income	367	164.0%	139	(2.8)%	143
Other income (loss), net	416	804.3%	46	(154.8)%	(84)
Total revenues	133,930	19.5%	112,092	23.9%	90,444

EXPENSES
Employee compensation and benefits	54,238	19.8%	45,278	37.4%	32,951
Non-cash stock grant compensation	359	52.8%	235	36.6%	172
Other operating expenses	20,414	23.1%	16,581	26.5%	13,110
Amortization	8,103	37.8%	5,882	31.1%	4,488
Depreciation	1,998	26.2%	1,583	31.0%	1,208
Interest	10,433	21.3%	8,603	26.3%	6,810
Total expenses	95,545	22.2%	78,162	33.1%	58,739

Income before income taxes	$38,385	13.1%	$33,930	7.0%	$31,705

Net internal growth rate - core commissions and fees	3.9%		4.5%		11.2%
Employee compensation and benefits ratio	40.5%		40.4%		36.4%
Other operating expenses ratio	15.2%		14.8%		14.5%

Capital expenditures	$3,067		$2,693		$2,874
Total assets at December 31	$445,146		$359,551		$273,363

Total revenues in 2005 increased $21.8 million to $133.9 million, a 19.5% increase over 2004. Of this increase, approximately $17.9 million related to core commissions and fees revenue from acquisitions for which there were no comparable revenues in 2004. The National Program Division’s net internal growth rate for core commissions and fees revenue was 3.9%, excluding core commissions and fees revenue recognized in 2005 from new acquisitions. The majority of the internally generated growth in the 2005 core commissions and fees revenue was primarily related to increasing insurance premium rates in our condominium program at our Florida Intracoastal Underwriters (FIU) profit center that occurred as a result of the 2005 and 2004 hurricane seasons.

Income before income taxes and minority interest in 2005 increased $4.5 million to $38.4 million, a 13.1% increase over 2004, of which the majority related to the revenues derived from acquisitions completed in 2005 and the increased earnings at FIU.

Total revenues in 2004 increased $21.6 million to $112.1 million, a 23.9% increase over 2003. Of this increase, approximately $21.6 million related to core commissions and fees revenue from acquisitions for which there were no comparable revenues in 2003. During 2004, we discontinued several programs, including our professional medical program, which generated approximately $1.2 million in revenues in 2003 but for which there were no comparable revenues in 2004. Therefore, the National Program Division’s net internal growth rate for core commissions and fees revenue in 2004 was 4.5%, excluding core commissions and fees revenue recognized in 2004 from new acquisitions and the 2003 core commissions and fees revenue from divested business. The net internal growth rate for core commissions and fees revenue for the National Programs Division in 2003 was 11.2%. The decline in the net internal growth rates from core commissions and fees revenue from 2003 to 2004 was primarily related to declining insurance premium rates in our condominium program with our FIU profit center.

Income before income taxes and minority interest in 2004 increased $2.2 million to $33.9 million, a 7.0% increase over 2003, of which the majority related to the revenues derived from acquisitions completed in 2004, but offset primarily by lower earnings at FIU. The ratio of employee compensation and benefits to total revenues and the ratio of other operating expenses to total revenue were higher in 2004 than 2003, primarily due to two reasons: (1) 2004 total revenues reflected $2.8 million less profit-sharing contingency commissions income than in 2003 due primarily to the impact of the 2004 hurricanes in Florida, and (2) the 2003 and 2004 acquisitions reporting in this Division accounted for 27% of the Division’s total revenues, but operated at a lower aggregate operating profit margin of approximately 38.0%, thereby diluting the historical aggregate operating profit margin of this Division.

Brokerage Division

The Brokerage Division markets and sells excess and surplus commercial and personal lines insurance and reinsurance, primarily through independent agents and brokers. Like the Retail and National Programs Divisions, the Brokerage Division’s revenues are primarily commission-based.

Financial information relating to our Brokerage Division is as follows (in thousands, except percentages):

	2005	Percent Change	2004	Percent Change	2003
REVENUES
Commissions and fees	$120,889	218.7%	$37,929	39.5%	$27,183
Contingent commissions	4,648	27.1%	3,656	(19.7)%	4,555
Investment income	1,599	-	-	-	-
Other (loss) income, net	(23)	(227.8)%	18	800.0%	2
Total revenues	127,113	205.5%	41,603	31.1%	31,740

EXPENSES
Employee compensation and benefits	59,432	200.4%	19,782	47.3%	13,426
Non-cash stock grant compensation	164	64.0%	100	(39.0)%	164
Other operating expenses	19,808	153.9%	7,800	38.9%	5,614
Amortization	5,672	649.3%	757	142.6%	312
Depreciation	1,285	153.0%	508	53.5%	331
Interest	12,446	843.6%	1,319	72.4%	765
Total expenses	98,807	226.5%	30,266	46.8%	20,612

Income before income taxes	$28,306	149.7%	$11,337	1.9%	$11,128

Net internal growth rate - core commissions and fees	24.9%		14.1%		19.7%
Employee compensation and benefits ratio	46.8%		47.5%		42.3%
Other operating expenses ratio	15.6%		18.7%		17.7%

Capital expenditures	$1,969		$694		$824
Total assets at December 31	$476,653		$128,699		$74,390

Total revenues in 2005 increased $85.5 million to $127.1 million, a 205.5% increase over 2004. Of this increase, approximately $73.3 million related to core commissions and fees revenue from acquisitions for which there were no comparable revenues in 2004. The majority of this acquired revenue was from the March 1, 2005 acquisition of Hull & Company, which represented the largest acquisition in our history. Commissions and fees revenue of Hull & Company for the twelve months preceding March 1, 2005 was approximately $63.0 million. The Brokerage Division’s net internal growth rate for core commissions and fees revenue in 2005 was 24.9%, excluding core commissions and fees revenue recognized in 2005 from new acquisitions. The strong net internal growth rate was generated primarily from two of our operations, one of which focuses on property accounts in the southeastern United States, and the other which focuses on construction accounts in the western part of the United States. In addition to the increase in net new business, both of these markets experienced increases in insurance premium rates during 2005.

As a result of the Brokerage Division’s significant acquisitions in 2005 and late 2004, as well as the net new business growth from existing operations, income before income taxes in 2005 increased $17.0 million to $28.3 million, a 149.7% increase over 2004. The ratio of employee compensation and benefits to total revenues and the ratio of other operating expenses to total revenue improved in 2005 over 2004, primarily due to two reasons: (1) the majority of the operations acquired in 2005 and 2004 operated at higher operating profit margins than the Brokerage Division's 2004 combined margins, and (2) during 2005, one of our largest brokerage profit center's branch improved their operating profit margins by over 9%.

Total revenues in 2004 increased $9.9 million to $41.6 million, a 31.1% increase over 2003. Of this increase, approximately $7.0 million related to core commissions and fees revenues from acquisitions for which there were no comparable revenues in 2003. The Brokerage Division’s net internal growth rate for core commissions and fees revenues in 2004 was 14.1%, excluding core commissions and fees revenues recognized in 2004 from new acquisitions. The net internal growth rate for core commissions and fees revenues for the Brokerage Division in 2003 was 19.7%. The decline in the net internal growth rates from core commissions and fees revenues in 2004 from 2003 was primarily related to the decline in the net new business generated by our reinsurance brokerage unit and the gradual softening of insurance premium rates.

As a result of the Brokerage Division’s net new business growth, income before income taxes in 2004 increased $0.2 million to $11.3 million, a 1.9% increase over 2003. The ratio of employee compensation and benefits to total revenues and the ratio of other operating expenses to total revenue were higher in 2004 than 2003, primarily due to two reasons: (1) 2004 total revenues reflected $0.9 million less profit-sharing contingency commissions than in 2003, and (2) during 2004, we started several new profit center branches and the start-up salaries and operational costs diluted the Division’s normal operating profit margins.

Services Division

The Services Division provides insurance-related services, including third-party administration, consulting for the workers’ compensation and employee benefit self-insurance markets, and managed healthcare services. Unlike our other segments, approximately 98.0% of the Services Division’s 2005 commissions and fees revenue is generated from fees, which are not significantly affected by fluctuations in general insurance premiums.

Financial information relating to our Services Division is as follows (in thousands, except percentages):

	2005	Percent Change	2004	Percent Change	2003
REVENUES
Commissions and fees	$26,565	2.9%	$25,807	(7.6)%	$27,920
Contingent commissions	-	-	-	-	-
Investment income	-	-	-	-	-
Other income, net	952	(5.0)%	1,002	49.3%	671
Total revenues	27,517	2.6%	26,809	(6.2)%	28,591

EXPENSES
Employee compensation and benefits	15,582	4.2%	14,961	(5.8)%	15,876
Non-cash stock grant compensation	122	13.0%	108	(32.9)%	161
Other operating expenses	4,339	(11.0)%	4,873	(23.9)%	6,407
Amortization	43	19.4%	36	(2.7)%	37
Depreciation	435	12.4%	387	(8.5)%	423
Interest	4	(94.2)%	69	(57.4)%	162
Total expenses	20,525	0.4%	20,434	(11.4)%	23,066

Income before income taxes	$6,992	9.7%	$6,375	15.4%	$5,525

Net internal growth rate - core commissions and fees	9.2%		16.6%		7.9%
Employee compensation and benefits ratio	56.6%		55.8%		55.5%
Other operating expenses ratio	15.8%		18.2%		22.4%

Capital expenditures	$350		$788		$234
Total assets at December 31	$18,766		$13,760		$13,267

Total revenues in 2005 increased $0.7 million net to $27.5 million, a 2.6% increase over 2004. The Services Division’s net internal growth rate for core commissions and fees revenue was 9.2% in 2005, excluding the 2004 core commissions and fees revenue from divested business. The positive net internal growth rates from core commissions and fees revenue primarily reflect the strong net new business growth from our workers’ compensation and public entity third-party administration (TPA) businesses.

Income before income taxes in 2005 increased $0.6 million to $7.0 million, a 9.7% increase over 2004, primarily due to strong net new business growth.

Total revenues in 2004 decreased $1.8 million to $26.8 million, a 6.2% decrease from 2003. Of this decrease, approximately $6.6 million related to core commissions and fees revenue from medical TPA business units sold in 2004 and 2003. These operations were sold because their respective operating profit margins were not expected to exceed the 10%-12% range, which were not acceptable returns to us in our culture. The Services Division’s net internal growth rate for core commissions and fees revenue was 16.6% in 2004, excluding the 2003 core commissions and fees revenue from divested business. The net internal growth rate for core commissions and fees revenue for the Services Division in 2003 was 7.9%. The positive net internal growth rates from core commissions and fees revenue for 2003 and 2004 primarily reflect the strong net new business growth from our workers’ compensation and public entity TPA businesses.

Income before income taxes in 2004 increased $0.9 million to $6.4 million, a 15.4% increase over 2003, primarily due to strong net new business growth and the elimination of the lower margin medical TPA businesses sold in 2003 and 2004.

Other

As discussed in Note 16 of the Notes to Consolidated Financial Statements, the “Other” column in the Segment Information table includes any income and expenses not allocated to reportable segments, and corporate-related items, including the inter-company interest expense charge to the reporting segment.

Quarterly Operating Results

The following table sets forth our quarterly results for 2005 and 2004.

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2005
Total revenues	$202,374	$195,931	$190,645	$196,857
Income before income taxes	$70,513	$60,468	$55,689	$57,460
Net income	$43,018	$37,033	$34,783	$35,717
Net income per share:
Basic	$0.31	$0.27	$0.25	$0.26
Diluted	$0.31	$0.27	$0.25	$0.25

2004
Total revenues	$165,565	$157,942	$160,381	$163,046
Income before income taxes	$59,360	$52,529	$48,256	$46,804
Net income	$36,348	$32,153	$30,086	$30,256
Net income per share:
Basic	$0.26	$0.23	$0.22	$0.22
Diluted	$0.26	$0.23	$0.22	$0.22

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents of $100.6 million at December 31, 2005 reflected a decrease of $87.5 million from the $188.1 million balance at December 31, 2004. During 2005, $215.1 million of cash was provided from operating activities. Also during this period, $262.2 million of cash was used for acquisitions, $13.4 million was used for additions to fixed assets, $16.1 million was used for payments on long-term debt and $23.6 million was used for payment of dividends.

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

Our ratio of current assets to current liabilities (the “current ratio”) was 1.06 and 1.48 at December 31, 2005 and 2004, respectively.

As of December 31, 2005, our contractual cash obligations were as follows:

Contractual Cash Obligations

(in thousands)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt	$269,792	$55,623	$13,806	$304	$200,059
Capital lease obligations	17	7	10	-	-
Other long-term liabilities	11,830	9,174	946	653	1,057
Operating leases	85,821	20,731	32,373	21,075	11,642
Interest obligations	85,709	13,129	23,775	23,326	25,479
Maximum future acquisition contingency payments	189,611	107,277	82,325	9	-

Total contractual cash obligations	$642,780	$205,941	$153,235	$45,367	$238,237

In July 2004, we completed a private placement of $200.0 million of unsecured senior notes (the “Notes”). The $200.0 million is divided into two series: Series A, for $100.0 million due in 2011 and bearing interest at 5.57% per year; and Series B, for $100.0 million due in 2014 and bearing interest at 6.08% per year. The closing on the Series B Notes occurred on July 15, 2004. The closing on the Series A Notes occurred on September 15, 2004. We have used the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. As of December 31, 2005, there was an outstanding balance of $200.0 million on the Notes.

In September 2003, we established an unsecured revolving credit facility with a national banking institution that provided for available borrowings of up to $75.0 million, with a maturity date of October 2008, bearing an interest rate based upon the 30-, 60- or 90-day LIBOR plus 0.625% to 1.625%, depending upon our quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization and non-cash stock grant compensation. A commitment fee of 0.175% to 0.375% per annum was assessed on the unused balance. The 90-day LIBOR was 4.53% as of December 31, 2005. There were no borrowings against this facility at December 31, 2005.

In January 2001, we entered into a $90.0 million, unsecured seven-year term loan agreement with a national banking institution. Borrowings under this facility bear interest based upon the 30-, 60- or 90-day LIBOR plus a credit risk spread ranging from 0.50% to 1.00%, depending upon our quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization and non-cash stock grant compensation. The 90-day LIBOR was 4.53% as of December 31, 2005. The loan was fully funded on January 3, 2001, and a balance of $25.7 million remained outstanding as of December 31, 2005. This loan is to be repaid in equal quarterly principal installments of $3.2 million through December 2007. Effective January 2, 2002, we entered into an interest rate swap agreement with a national banking institution to lock in an effective fixed interest rate of 4.53% for the remaining six years of the term loan, excluding our credit risk spread of between 0.50% and 1.00%.

In 1991, we entered into a long-term unsecured credit agreement with a major insurance company that provided for borrowings at an interest rate equal to the prime rate (9.25% at December 31, 2002) plus 1.00%. In accordance with an August 1, 1998 amendment to this credit agreement, the outstanding balance was repaid in August 2003, thus ending the credit agreement.

All of our credit agreements require us to maintain certain financial ratios and comply with certain other covenants. We were in compliance with all such covenants as of December 31, 2005 and 2004.

Neither we nor our subsidiaries has ever incurred off-balance sheet obligations through the use of, or investment in, off-balance sheet derivative financial instruments or structured finance or special purpose entities organized as corporations, partnerships or limited liability companies or trusts.

We believe that our existing cash, cash equivalents, short-term investment portfolio and funds generated from operations, together with our unsecured revolving credit facility described above, will be sufficient to satisfy our normal liquidity needs through at least the end of 2006. Additionally, we believe that funds generated from future operations will be sufficient to satisfy our normal liquidity needs, including the required annual principal payments on our long-term debt.

Historically, much of our cash has been used for acquisitions. If additional acquisition opportunities should become available that exceed our current cash flow, we believe that given our relatively low debt-to-total capitalization ratio, we would have the ability to raise additional capital through either the private or public debt markets.

In December 2001, a universal “shelf” registration statement that we filed with the Securities and Exchange Commission (SEC) covering the public offering and sale, from time to time, of an aggregate of up to $250 million of debt and/or equity securities, was declared effective. The net proceeds from the sale of such securities could be used to fund acquisitions and for general corporate purposes, including capital expenditures, and to meet working capital needs. A common stock follow-on offering of 5,000,000 shares in March 2002 was made pursuant to this “shelf” registration statement. As of December 31, 2005, approximately $90.0 million of the universal “shelf” registration remains available. If we needed to publicly raise additional funds, we may need to register additional securities with the SEC.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and equity prices. We are exposed to market risk through our investments, revolving credit line and term loan agreements.

Our invested assets are held as cash and cash equivalents, restricted cash, available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit. These investments are subject to interest rate risk and equity price risk. The fair values of our cash and cash equivalents, restricted cash, and certificates of deposit at December 31, 2005 and 2004 approximated their respective carrying values due to their short-term duration and therefore such market risk is not considered to be material.

We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date. However, we have no current intentions to add to or dispose of any of the 559,970 common stock shares of Rock-Tenn Company, a publicly-held New York Stock Exchange listed company, which we have owned for more than 10 years. The investment in Rock-Tenn Company accounted for 68% of the total value of available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit as of December 31, 2005 and 2004, respectively. Rock-Tenn Company's closing stock price at December 31, 2005 and 2004 was $13.65 and $15.16 respectively. Our exposure to equity price risk is primarily related to the Rock-Tenn Company investment. As of December 31, 2005, the value of the Rock-Tenn Company investment was $7,644,000.

To hedge the risk of increasing interest rates from January 2, 2002 through the remaining six years of our seven-year $90 million term loan, on December 5, 2001 we entered into an interest rate swap agreement that effectively converted the floating rate interest payments based on a London Interbank Offering Rate (LIBOR) to fixed interest rate payments at 4.53%. This agreement did not impact or change the required 0.50% to 1.00% credit risk spread portion of the term loan. We do not otherwise enter into derivatives, swaps or other similar financial instruments for trading or speculative purposes.

At December 31, 2005, the interest rate swap agreement was as follows:

(in thousands, except percentages)	Contractual/ Notional Amount	Fair Value	Weighted Average Pay Rates	Weighted Average Received Rates

Interest rate swap agreement	$25,714	$58	4.53%	3.78%

ITEM 8. Financial Statements and Supplementary Data.

BROWN & BROWN, INC.
CONSOLIDATED STATEMENTS OF
INCOME

	Year Ended December 31,
(in thousands, except per share data)	2005	2004	2003
REVENUES
Commissions and fees	$775,543	$638,267	$545,287
Investment income	6,578	2,715	1,428
Other income, net	3,686	5,952	4,325
Total revenues	785,807	646,934	551,040

EXPENSES
Employee compensation and benefits	374,943	314,221	268,372
Non-cash stock grant compensation	3,337	2,625	2,272
Other operating expenses	105,622	84,927	74,617
Amortization	33,245	22,146	17,470
Depreciation	10,061	8,910	8,203
Interest	14,469	7,156	3,624
Total expenses	541,677	439,985	374,558

Income before income taxes	244,130	206,949	176,482

Income taxes	93,579	78,106	66,160

Net income	$150,551	$128,843	$110,322

Net income per share:
Basic	$1.09	$0.93	$0.81
Diluted	$1.08	$0.93	$0.80

Weighted average number of shares outstanding:
Basic	138,563	137,818	136,654
Diluted	139,776	138,888	137,794

Dividends declared per share	$0.17	$0.1450	$0.1213

See accompanying notes to consolidated financial statements.

BROWN & BROWN, INC.
CONSOLIDATED
BALANCE SHEETS

	At December 31,
(in thousands, except per share data)	2005	2004

ASSETS
Current Assets:
Cash and cash equivalents	$100,580	$188,106
Restricted cash and investments	229,872	147,483
Short-term investments	2,748	3,163
Premiums, commissions and fees receivable	257,930	172,395
Other current assets	28,637	28,819
Total current assets	619,767	539,966

Fixed assets, net	39,398	33,438
Goodwill	549,040	360,843
Amortizable intangible assets, net	377,907	293,009
Investments	8,421	9,328
Other assets	14,127	12,933
Total assets	$1,608,660	$1,249,517
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Premiums payable to insurance companies	$397,466	$242,414
Premium deposits and credits due customers	34,027	32,273
Accounts payable	21,161	16,257
Accrued expenses	74,534	58,031
Current portion of long-term debt	55,630	16,135
Total current liabilities	582,818	365,110

Long-term debt	214,179	227,063

Deferred income taxes, net	35,489	24,859

Other liabilities	11,830	8,160
Commitments and contingencies (Note 13)

Shareholders’ Equity:
Common stock, par value $0.10 per share;
authorized 280,000 shares; issued and
outstanding 139,383 at 2005 and 138,318 at 2004	13,938	13,832
Additional paid-in capital	193,313	180,364
Retained earnings	552,647	425,662
Accumulated other comprehensive income, net of related income tax
effect of $2,606 at 2005 and $2,617 at 2004	4,446	4,467

Total shareholders’ equity	764,344	624,325

Total liabilities and shareholders’ equity	$1,608,660	$1,249,517

See accompanying notes to consolidated financial statements.

BROWN & BROWN, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock				Accumulated
(in thousands, except per share data)	Shares Outstanding	Par Value	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Income	Total
Balance at January 1, 2003	136,356	$13,636	$152,746	$223,102	$2,106	$391,590
Net income				110,322		110,322
Net unrealized holding gains on available-for-sale securities					1,395	1,395
Net gain on cash-flow hedging derivative					726	726
Comprehensive income						112,443
Common stock purchased for employee stock benefit plans	(162)	(16)	(2,318)			(2,334)
Common stock issued for employee stock benefit plans	920	92	9,203			9,295
Income tax benefit from exercise of stock options			3,530			3,530
Common stock issued to directors	8		113			113
Cash dividends paid ($0.1213 per share)				(16,602)		(16,602)
Balance at December 31, 2003	137,122	13,712	163,274	316,822	4,227	498,035
Net income				128,843		128,843
Net unrealized holding loss on available-for-sale securities					(649)	(649)
Net gain on cash-flow hedging derivative					889	889
Comprehensive income						129,083
Common stock issued for acquisitions	400	40	6,204			6,244
Common stock issued for employee stock benefit plans	790	80	10,525			10,605
Income tax benefit from exercise of stock options			234			234
Common stock issued to directors	6	-	127			127
Cash dividends paid ($0.1450 per share)				(20,003)		(20,003)
Balance at December 31, 2004	138,318	13,832	180,364	425,662	4,467	624,325
Net income				150,551		150,551
Net unrealized holding loss on available-for-sale securities					(512)	(512)
Net gain on cash-flow hedging derivative					491	491
Comprehensive income						150,530
Common stock issued for employee stock benefit plans	1,057	105	12,769			12,874
Common stock issued to directors	8	1	180			181
Cash dividends paid ($0.17 per share)				(23,566)		(23,566)
Balance at December 31, 2005	139,383	$13,938	$193,313	$552,647	$4,446	$764,344

See accompanying notes to consolidated financial statements.

BROWN & BROWN, INC.
CONSOLIDATED STATEMENTS OF
CASH FLOWS

	Year Ended December 31,
(in thousands)	2005	2004	2003

Cash flows from operating activities:
Net income	$150,551	$128,843	$110,322
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	33,245	22,146	17,470
Depreciation	10,061	8,910	8,203
Non-cash stock grant compensation	3,337	2,625	2,272
Deferred income taxes	10,642	8,840	8,370
Income tax benefit from exercise of stock options	-	234	3,530
Net gain on sales of investments, fixed
assets and customer accounts	(2,478)	(5,999)	(3,836)
Changes in operating assets and liabilities, net of effect
from acquisitions and divestitures:
Restricted cash and investments (increase)	(82,389)	(30,940)	(13,550)
Premiums, commissions and fees receivable (increase)	(84,058)	(22,907)	(2,553)
Other assets decrease (increase)	1,072	(3,953)	(4,605)
Premiums payable to insurance companies increase	153,032	41,473	7,946
Premium deposits and credits due customers increase	1,754	9,997	5,500
Accounts payable increase (decrease)	4,377	3,608	(1,732)
Accrued expenses increase	14,854	7,140	5,551
Other liabilities increase (decrease)	1,088	186	(163)
Net cash provided by operating activities	215,088	170,203	142,725

Cash flows from investing activities:
Additions to fixed assets	(13,426)	(10,152)	(15,946)
Payments for businesses acquired, net of cash acquired	(262,181)	(202,664)	(100,270)
Proceeds from sales of fixed assets and customer accounts	2,362	6,330	4,975
Purchases of investments	(299)	(3,142)	-
Proceeds from sales of investments	896	1,107	106
Net cash used in investing activities	(272,648)	(208,521)	(111,135)

Cash flows from financing activities:
Proceeds from long-term debt	-	200,000	-
Payments on long-term debt	(16,117)	(18,606)	(28,024)
Borrowings on revolving credit facility	50,000	50,000	-
Payments on revolving credit facility	(50,000)	(50,000)	-
Issuances of common stock for employee stock benefit plans	9,717	8,107	7,136
Purchase of common stock for employee stock benefit plan	-	-	(2,334)
Cash dividends paid	(23,566)	(20,003)	(16,602)
Cash distribution to minority interest shareholders	-	-	(2,890)

Net cash (used in) provided by financing activities	(29,966)	169,498	(42,714)

Net (decrease) increase in cash and cash equivalents	(87,526)	131,180	(11,124)
Cash and cash equivalents at beginning of year	188,106	56,926	68,050
Cash and cash equivalents at end of year	$100,580	$188,106	$56,926

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE 1 • Summary of Significant Accounting Policies

Nature of Operations

Brown & Brown, Inc., a Florida corporation, and its subsidiaries (collectively, Brown & Brown or the “Company”) is a diversified insurance agency, brokerage, and services organization that markets and sells to its customers insurance products and services, primarily in the property and casualty area. Brown & Brown’s business is divided into four reportable segments: the Retail Division, which provides a broad range of insurance products and services to commercial, public entity, professional and individual customers; the National Programs Division, which is comprised of two units - Professional Programs, which provides professional liability and related package products for certain professionals delivered through nationwide networks of independent agents, and Special Programs, which markets targeted products and services designated for specific industries, trade groups, governmental entities and market niches; the Brokerage Division, which markets and sells excess and surplus commercial insurance and reinsurance, primarily through independent agents and brokers; and the Services Division, which provides insurance-related services, including third-party administration, consulting for the workers’ compensation and employee benefit self-insurance markets, and managed healthcare services.

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

Revenue Recognition

Commission revenue is recognized as of the effective date of the insurance policy or the date the policy premium is billed to the customer, whichever is later. At that date, the earnings process has been completed and Brown & Brown can reliably estimate the impact of policy cancellations for refunds and establish reserves accordingly. The reserve for policy cancellations is based upon historical cancellation experience adjusted by known circumstances. The policy cancellation reserve was $5,019,000 and $3,771,000 at December 31, 2005 and 2004, respectively, and is periodically evaluated and adjusted as necessary. Subsequent commission adjustments are recognized upon notification from the insurance companies. Commission revenues are reported net of commissions paid to sub-brokers or co-brokers. Profit-sharing contingent commissions from insurance companies are recognized when determinable, which is when such commissions are received. Fee income is recognized as services are rendered.

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

Restricted Cash and Investments, and Premiums, Commissions and Fees Receivable

In its capacity as an insurance agent or broker, Brown & Brown typically collects premiums from insureds and, after deducting its authorized commissions, remits the net premiums to the appropriate insurance companies. Accordingly, as reported in the Consolidated Balance Sheets, “premiums” are receivable from insureds. Unremitted net insurance premiums are held in a fiduciary capacity until disbursed by Brown & Brown. Brown & Brown invests these unremitted funds only in cash, money market accounts, commercial paper and debt securities held for a short term, and reports such amounts as restricted cash on the Consolidated Balance Sheets. Debt securities held for a short term consisted of nil ($0) and $62,675,000 of “Auction Rate Securities” (“ARS”) as of December 31, 2005 and 2004, respectively. In certain states where Brown & Brown operates, the use and investment alternatives for these funds are regulated by various state agencies. The interest income earned on these unremitted funds is reported as investment income in the Consolidated Statements of Income.

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

As of December 31, 2005 and 2004, Brown & Brown’s marketable equity securities principally represented a long-term investment of 559,970 shares of common stock in Rock-Tenn Company. Brown & Brown’s Chief Executive Officer serves on the board of directors of Rock-Tenn Company. Brown & Brown has no current intention of adding to or selling these shares.

Non-marketable equity securities and certificates of deposit having maturities of more than three months when purchased are reported at cost and are adjusted for other-than-temporary market value declines.

Net unrealized holding gains on available-for-sale securities included in accumulated other comprehensive income reported in shareholders’ equity was $4,410,000 at December 31, 2005 and $4,922,000 at December 31, 2004, net of deferred income taxes of $2,584,000 and $2,884,000, respectively.

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

Effective January 1, 2002, Brown & Brown adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), which provides for the non-amortization of goodwill. Goodwill is now subject to at least an annual assessment for impairment by applying a fair-value based test. Amortizable intangible assets are amortized over their economic lives and are subject to lower-of-cost-or-market impairment testing. SFAS No. 142 requires Brown & Brown to compare the fair value of each reporting unit with its carrying amount to determine if there is potential impairment of goodwill. If the fair value of the reporting unit is less than its carrying value, an impairment loss would be recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. Fair value is estimated based on multiples of revenues, earnings before interest, income taxes, depreciation and amortization (EBITDA) and pre-tax income. Brown & Brown completed its most recent annual assessment as of November 30, 2005 and identified no impairment as a result of the evaluation.

Amortizable intangible assets are stated at cost, less accumulated amortization, and consist of purchased customer accounts and noncompete agreements. Purchased customer accounts and noncompete agreements are being amortized on a straight-line basis over the related estimated lives and contract periods, which range from five to 15 years. Purchased customer accounts primarily consist of records and files that contain information about insurance policies and the related insured parties that are essential to policy renewals.

As part of Brown & Brown’s annual impairment assessment completed as of November 30, 2004, management determined that the maximum amortization period for the intangible asset, purchased customer accounts, should be reduced from 20 years to 15 years. A change in accounting estimate was recognized to reflect this decision resulting in an increase in the 2005 and 2004 amortization expense of $6.4 million and $0.5 million, a corresponding decrease in net income of $3.9 million and $0.3 million, and $0.03 and nil ($0) impact on earnings per share, respectively.

The carrying value of intangibles attributable to each division comprising Brown & Brown is periodically reviewed by management to determine if the facts and circumstances suggest that they may be impaired. In the insurance agency and brokerage industry, it is common for agencies or customer accounts to be acquired at a price determined as a multiple of either their corresponding revenues or EBITDA. Accordingly, Brown & Brown assesses the carrying value of its intangible assets by comparison of a reasonable multiple applied to either corresponding revenues or EBITDA, as well as considering the estimated future cash flows generated by the corresponding division. Any impairment identified through this assessment may require that the carrying value of related intangible assets be adjusted; however, no impairments have been recorded for the years ended December 31, 2005, 2004 and 2003.

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

Stock-Based Compensation and Incentive Plans

Brown & Brown has elected to account for its stock-based compensation and incentive plans under the intrinsic value-based method, with pro forma disclosures of net earnings and earnings per share as if the fair value-based method of accounting defined in SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), had been applied. Under the intrinsic value-based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Under the fair value-based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. In December 2002, Brown & Brown adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” which requires presentation of pro forma net income and earnings per share information under SFAS No. 123.

Pursuant to the above disclosure requirements, the following table provides an expanded reconciliation for all periods presented that adds back to reported net income the recorded expense under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” net of related income tax effects, deducts the total fair value expense under SFAS No. 123, net of related income tax effects, and shows the reported and pro forma earnings per share amounts:

	Year Ended December 31,
(in thousands, except per share data)	2005	2004	2003
Net income as reported	$150,551	$128,843	$110,322
Total stock-based employee compensation cost included in the determination of net income, net of related income tax effects	2,061	1,638	1,412
Total stock-based employee compensation cost determined under fair value method for all awards, net of related income tax effects	(5,069)	(3,436)	(2,868)
Pro forma net income	$147,543	$127,045	$108,866
Earnings per share:
Basic, as reported	$1.09	$0.93	$0.81
Basic, pro forma	$1.06	$0.92	$0.80

Diluted, as reported	$1.08	$0.93	$0.80
Diluted, pro forma	$1.06	$0.91	$0.79

Income Taxes

Brown & Brown records income tax expense using the asset and liability method of accounting for deferred income taxes. Under such method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying values and the income tax bases of Brown & Brown’s assets and liabilities.

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

The following table sets forth the computation of basic net income per share and diluted net income per share:

	Year Ended December 31,
(in thousands, except per share data)	2005	2004	2003

Net income	$150,551	$128,843	$110,322

Weighted average number of common shares outstanding	138,563	137,818	136,654
Dilutive effect of stock options using the treasury stock method	1,213	1,070	1,140

Weighted average number of shares outstanding	139,776	138,888	137,794

Net income per share:
Basic	$1.09	$0.93	$0.81
Diluted	$1.08	$0.93	$0.80

All share and per share amounts in the consolidated financial statements have been restated to give effect to the two-for-one common stock split effected by Brown & Brown on November 28, 2005. The stock split was effected as a stock dividend.

Fair Value of Financial Instruments

The carrying amounts of Brown & Brown’s financial assets and liabilities, including cash and cash equivalents, investments, premiums, commissions and fees receivable, premiums payable to insurance companies, premium deposits and credits due customers and accounts payable, at December 31, 2005 and 2004, approximate fair value because of the short-term maturity of these instruments. The carrying amount of Brown & Brown’s long-term debt approximates fair value at December 31, 2005 and 2004 since the debt is at floating rates. Brown & Brown’s one interest rate swap agreement is reported at its fair value as of December 31, 2005 and 2004.

New Accounting Pronouncement

In December 2004, the FASB issued revised SFAS No. 123, “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This revised statement, which requires that the cost of all share-based payment transactions be recognized in the financial statements, establishes fair value as the measurement objective and requires entities to apply a fair value-based measurement method in accounting for share-based payment transactions. The revised statement applies to all awards granted, modified, repurchased or cancelled after July 1, 2005.

Revised SFAS No. 123 permits public companies to account for the adoption of this revised standard using one of two methods: the modified-prospective method or the modified-retrospective method. The modified-prospective method requires a company to recognize compensation cost based upon fair value for only those share-based awards granted or modified with an effective date subsequent to the company’s date of adoption and share-based awards issued in prior periods that remain unvested at the date of adoption. The modified-retrospective method allows a company to restate, based upon pro forma amounts previously disclosed under the requirements of Revised SFAS No. 123, for either all prior periods presented or prior interim periods included in the year of adoption.

Effective January 1, 2006, the company adopted Revised SFAS No. 123 and accounted for the adoption using the modified-prospective method. For fair value purposes, the company will use a Black-Scholes option-pricing model to estimate the fair value of stock option awards.

Brown & Brown's assessment of the estimated future compensation expense is affected by the stock price as well as assumptions regarding a number of complex variables and the related tax impact. Although the adoption of Revised SFAS No. 123 is not expected to have a material effect on Brown & Brown's results of operations, future changes to various assumptions used to determine the fair-value of awards issued or the amount and type of equity awards granted create uncertainty as to whether future compensation expense will be similar to the historical SFAS No. 123 pro forma expense.

NOTE 2 • Business Combinations

Acquisitions in 2005

During 2005, Brown & Brown acquired the assets and assumed certain liabilities of 32 insurance intermediary operations and several books of business (customer accounts). The aggregate purchase price was $288,623,000, including $244,006,000 of net cash payments, the issuance of $38,072,000 in notes payable and the assumption of $6,545,000 of other liabilities. All of these acquisitions operate in the insurance intermediary business and were acquired primarily to expand Brown & Brown’s core businesses and to attract high-quality individuals to the Company. Acquisition purchase prices are typically based on a multiple of average annual operating profit (core commissions and fees revenue over expenses) earned over a one- to three-year period after the acquisition effective date, within a minimum and maximum price range. The initial asset allocation of an acquisition is based on the minimum purchase price and any subsequent “earn-out” payment is allocated to Goodwill.

All of these acquisitions have been accounted for as business combinations and are as follows:

(in thousands) Name of Acquisitions	Business Segment	2005 Date of Acquisition	Net Cash Paid	Notes Payable	Recorded Purchase Price

American Specialty Companies, Inc., et al.	National Programs	January 1	$23,782	$-	$23,782
Braishfield Associates, Inc.	Brokerage	January 1	10,215	-	10,215
Hull & Company, Inc., et al.	Brokerage	March 1	140,169	35,000	175,169
Weible & Cahill, LLC	Retail	October 1	17,971	-	17,971
Timothy R. Downey Insurance, Inc.	National Programs	November 1	14,302	1,374	15,676
Other	Various	Various	37,567	1,698	39,265
Total			$244,006	$38,072	$282,078

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition:

(in thousands)
	American Specialty	Braishfield	Hull	Weible & Cahill	Downey	Other	Total
Other current assets	$112	$50	$173	$266	$-	$1,117	$1,718
Fixed assets	370	25	2,500	111	89	180	3,275
Purchased customer accounts	7,410	4,835	68,000	10,825	9,042	17,633	117,745
Noncompete agreements	38	50	95	11	55	887	1,136
Goodwill	18,247	5,408	105,463	7,092	8,382	20,157	164,749
Total assets acquired	26,177	10,368	176,231	18,305	17,568	39,974	288,623
Other current liabilities	(59)	(153)	(1,062)	(100)	(1,892)	(709)	(3,975)
Other liabilities	(2,336)	-	-	(234)	-	-	(2,570)
Total liabilities assumed	(2,395)	(153)	(1,062)	(334)	(1,892)	(709)	(6,545)
Net assets acquired	$23,782	$10,215	$175,169	$17,971	$15,676	$39,265	$282,078

The weighted average useful lives for the above acquired amortizable intangible assets are as follows: purchased customer accounts, 15.0 years; and noncompete agreements, 4.1 years.

Goodwill of $164,749,000, all of which is expected to be deductible for income tax purposes, was assigned to the Retail, National Programs and Brokerage Divisions in the amounts of $19,773,000, $27,144,000 and $117,832,000, respectively.

The results of operations for the acquisitions completed during 2005 have been combined with those of Brown & Brown since their respective acquisition dates. If the acquisitions had occurred as of January 1, 2004, Brown & Brown’s results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

	Year Ended December 31,
(in thousands, except per share data)	2005	2004
(UNAUDITED)
Total revenues	$818,783	$769,815

Income before income taxes	$255,268	$246,978

Net income	$157,420	$153,765

Net income per share:
Basic	$1.14	$1.12
Diluted	$1.13	$1.11

Weighted average number of shares outstanding:
Basic	138,563	137,818
Diluted	139,776	138,888

Additional consideration paid to sellers, or consideration returned to Brown & Brown by sellers, as a result of purchase price “earn-out” provisions are recorded as adjustments to intangible assets when the contingencies are settled. The net additional consideration paid by Brown & Brown as a result of these adjustments totaled $22,832,000 in 2005 and $965,000 in 2004, of which $23,797,000 was allocated to goodwill. Of the $22,832,000 net additional consideration paid in 2005, $18,175,000 was paid in cash and the issuance of $4,657,000 in notes payable. Of the $965,000 net additional consideration paid in 2004, $814,000 was paid in cash and the assumption of $151,000 of other liabilities. As of December 31, 2005, the maximum future contingency payments related related to acquisitions totaled $189,611,000.

Acquisitions in 2004

During 2004, Brown & Brown acquired the assets and assumed certain liabilities of 29 insurance intermediary operations, several books of business (customer accounts), and the outstanding stock of three general insurance agencies. The aggregate purchase price was $199,281,000 including $190,544,000 of net cash payments, the issuance of $1,430,000 in notes payable and the assumption of $7,307,000 of other liabilities. All of these acquisitions operate in the insurance intermediary business and were acquired primarily to expand Brown & Brown’s core businesses and to attract high-quality individuals to the Company. Acquisition purchase prices are typically based on a multiple of operating profit earned over a one- to three-year period after the acquisition effective date, within a minimum and maximum price range. The initial asset allocation of an acquisition is based on the minimum purchase price and any subsequent “earn-out” payment is allocated to Goodwill.

All of these acquisitions have been accounted for as business combinations and are as follows:

(in thousands)
Name of Acquisition	Business Segment	2004 Date of Acquisition	Net Cash Paid	Notes Payable	Recorded Purchase Price
Doyle Consulting Group, Inc., et al.	Retail	February 1	$10,707	$-	$10,707
Statfeld Vantage Insurance Group, LLC et al.	Retail	March 1	26,619	-	26,619
Waldor Agency, Inc.	Retail	March 1	30,412	-	30,412
Proctor Financial, Inc.	National Programs	May 1	31,060	-	31,060
The McDuffee Insurance Agency, Inc.	Retail	July 1	19,020	-	19,020
International E&S Insurance Brokers, Inc., et al.	Brokerage	September 1	18,387	-	18,387
Others	Various	Various	54,339	1,430	55,769
Total			$190,544	$1,430	$191,974

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition:

(in thousands)	Doyle	Statfeld	Waldor	Proctor	McDuffee	Int'l. E&S	Others	Total
Other current assets	$568	$876	$-	$786	$424	$-	$1,589	$4,243
Fixed assets	100	50	50	200	100	23	451	974
Purchases customer accounts	4,451	8,384	10,807	16,013	6,876	11,123	27,244	84,898
Noncompete agreements	151	11	31	-	11	92	477	773
Goodwill	5,494	17,495	19,524	16,935	11,655	7,271	30,019	108,393
Total assets acquired	10,764	26,816	30,412	33,934	19,066	18,509	59,780	199,281
Other current liabilities	(57)	(197)	-	(2,874)	(46)	(122)	(3,105)	(6,401)
Deferred taxes	-	-	-	-	-	-	(906)	(906)
Total liabilities assumed	(57)	(197)	-	(2,874)	(46)	(122)	(4,011)	(7,307)
Net assets acquired	$10,707	$26,619	$30,412	$31,060	$19,020	$18,387	$55,769	$191,974

The weighted average useful lives for the above acquired amortizable intangible assets are as follows: purchased customer accounts, 14.8 years; and noncompete agreements, five years.

Goodwill of $108,393,000 was assigned to the Retail, National Programs and Brokerage Divisions in the amounts of $80,793,000, $20,329,000 and $7,271,000, respectively. Of that total amount, $105,024,000 is expected to be deductible for income tax purposes.

Additional consideration paid to sellers, or consideration returned to Brown & Brown by sellers, as a result of purchase price “earn-out” provisions are recorded as adjustments to intangible assets when the contingencies are settled. The net additional consideration paid by Brown & Brown in 2004 as a result of these adjustments totaled $17,349,000, of which $17,168,000 was allocated to goodwill. Of the $17,349,000 net additional consideration paid, $12,120,000 was paid in cash, $6,244,000 was issued in common stock, and $1,015,000 was taken back as a forgiveness of a note payable obligation. As of December 31, 2004, the maximum future contingency payments related to acquisitions totaled $107,137,000.

NOTE 3 • Goodwill

Effective January 1, 2002, Brown & Brown adopted SFAS No. 142, which provides for the non-amortization of goodwill. Goodwill is now subject to at least an annual assessment for impairment by applying a fair value-based test. Brown & Brown completed its most recent annual assessment as of November 30, 2005 and identified no impairment as a result of the evaluation.

The changes in goodwill, net of accumulated amortization, for the years ended December 31, are as follows:

(in thousands)	Retail	National Programs	Brokerage	Service	Total
Balance as of January 1, 2004	$168,135	$60,694	$8,868	$56	$237,753
Goodwill of acquired businesses	93,626	24,043	7,892	-	125,561
Goodwill disposed of relating to sales of businesses	(2,471)	-	-	-	(2,471)
Balance as of December 31, 2004	259,290	84,737	16,760	56	360,843
Goodwill of acquired businesses	33,243	34,313	120,990	-	188,546
Goodwill disposed of relating to sales of businesses	(321)	(28)	-	-	(349)
Balance as of December 31, 2005	$292,212	$119,022	$137,750	$56	$549,040

NOTE 4 • Amortizable Intangible Assets

Amortizable intangible assets at December 31 consisted of the following:

	2005				2004
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (years)

Purchased customer accounts	$498,580	$(126,161)	$372,419	14.9	$381,744	$(96,342)	$285,402	14.8
Noncompete agreements	34,154	(28,666)	5,488	7.0	32,996	(25,389)	7,607	7.1
Total	$532,734	$154,827	$377,907		$414,740	$(121,731)	$293,009

Amortization expense recorded for other amortizable intangible assets for the years ended December 31, 2005, 2004 and 2003 was $33,245,000, $22,146,000 and $17,470,000, respectively.

Amortization expense for other amortizable intangible assets for the years ending December 31, 2006, 2007, 2008, 2009 and 2010 is estimated to be $34,398,000, $33,783,000, $32,897,000, $32,431,000, and $31,797,000 respectively.

NOTE 5 • Investments

Investments at December 31 consisted of the following:

	2005		2004
	Carrying Value		Carrying Value
(in thousands)	Current	Non-Current	Current	Non-Current
Available-for-sale marketable equity securities	$216	$7,644	$204	$8,489
Non-marketable equity securities and certificates of deposit	2,532	777	2,959	839
Total investments	$2,748	$8,421	$3,163	$9,328

The following table summarizes available-for-sale securities at December 31:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable equity securities:
2005	$550	$7,312	$(2)	$7,860
2004	$549	$8,147	$(3)	$8,693

The following table summarizes the proceeds and realized gains/(losses) on non-marketable equity securities and certificates of deposit for the years ended December 31:

(in thousands)	Proceeds	Gross Realized Gains	Gross Realized Losses

2005	$896	$87	$-
2004	$1,107	$526	$(118)
2003	$106	$-	$-

NOTE 6 • Fixed Assets

Fixed assets at December 31 consisted of the following:

(in thousands)	2005	2004
Furniture, fixtures and equipment	$83,275	$74,358
Leasehold improvements	6,993	5,222
Land, buildings and improvements	487	655
	90,755	80,235
Less accumulated depreciation and amortization	(51,357)	(46,797)
Total	$39,398	$33,438

Depreciation and amortization expense amounted to $10,061,000 in 2005, $8,910,000 in 2004 and $8,203,000 in 2003.

NOTE 7 • Accrued Expenses

Accrued expenses at December 31 consisted of the following:

(in thousands)	2005	2004
Accrued bonuses	$35,613	$25,314
Accrued compensation and benefits	15,179	12,596
Accrued rent and vendor expenses	6,504	4,195
Accrued interest	5,302	4,560
Reserve for policy cancellations	5,019	3,771
Other	6,917	7,595
Total	$74,534	$58,031

NOTE 8 • Long-Term Debt

Long-term debt at December 31 consisted of the following:

(in thousands)	2005	2004
Unsecured Senior Notes	$200,000	$200,000
Acquisition notes payable	43,889	4,385
Term loan agreements	25,714	38,571
Revolving credit facility	-	-
Other notes payable	206	242
	269,809	243,198
Less current portion	(55,630)	(16,135)
Long-term debt	$214,179	$227,063

In July 2004, Brown & Brown completed a private placement of $200.0 million of unsecured senior notes (the Notes). The $200.0 million is divided into two series: Series A, for $100.0 million due in 2011 and bearing interest at 5.57% per year; and Series B, for $100.0 million due in 2014 and bearing interest at 6.08% per year. The closing on the Series B Notes occurred on July 15, 2004. The closing on the Series A Notes occurred on September 15, 2004. Brown & Brown has used the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. As of December 31, 2005 and 2004 there was an outstanding balance of $200.0 million on the Notes.

In September 2003, Brown & Brown established an unsecured revolving credit facility with a national banking institution that provided for available borrowings of up to $75.0 million, with a maturity date of October 2008, bearing an interest rate based upon the 30-, 60- or 90-day LIBOR plus 0.625% to 1.625%, depending upon the Company’s quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization and non-cash stock grant compensation. A commitment fee of 0.175% to 0.375% per annum is assessed on the unused balance. The 90-day LIBOR was 4.53% and 2.56% as of December 31, 2005 and 2004, respectively. There were no borrowings against this facility at December 31, 2005 or 2004.

In January 2001, Brown & Brown entered into a $90.0 million unsecured seven-year term loan agreement with a national banking institution, bearing an interest rate based upon the 30-, 60- or 90-day LIBOR plus 0.50% to 1.00%, depending upon Brown & Brown’s quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization and non-cash stock grant compensation. The 90-day LIBOR was 4.53% and 2.56% as of December 31, 2005 and 2004, respectively. The loan was fully funded on January 3, 2001 and as of December 31, 2005 had an outstanding balance of $25,714,000. This loan is to be repaid in equal quarterly installments of $3,200,000 through December 2007.

All three of these credit agreements require Brown & Brown to maintain certain financial ratios and comply with certain other covenants. Brown & Brown was in compliance with all such covenants as of December 31, 2005 and 2004.

To hedge the risk of increasing interest rates from January 2, 2002 through the remaining six years of its seven-year $90 million term loan, Brown & Brown entered into an interest rate swap agreement that effectively converted the floating rate LIBOR-based interest payments to fixed interest rate payments at 4.53%. This agreement did not affect the required 0.50% to 1.00% credit risk spread portion of the term loan. In accordance with SFAS No. 133, as amended, the fair value of the interest rate swap of approximately $36,000, net of related income taxes of approximately $22,000, was recorded in other assets as of December 31, 2005, and $455,000, net of related income taxes of approximately $267,000, was recorded in other liabilities as of December 31, 2004; with the related change in fair value reflected as other comprehensive income. Brown & Brown has designated and assessed the derivative as a highly effective cash flow hedge.

Acquisition notes payable represent debt incurred to former owners of certain insurance operations acquired by Brown & Brown. These notes and future contingent payments are payable in monthly, quarterly and annual installments through February 2014, including interest in the range from 3.0% to 8.05%.

Interest paid in 2005, 2004 and 2003 was $13,726,000, $2,773,000 and $3,646,000, respectively.

At December 31, 2005, maturities of long-term debt were $55,630,000 in 2006, $13,677,000 in 2007, $139,000 in 2008, $147,000 in 2009, $157,000 in 2010 and $200,059,000 in 2011 and beyond.

NOTE 9 • Income Taxes

Significant components of the provision (benefit) for income taxes for the years ended December 31 are as follows:

(in thousands)	2005	2004	2003
Current:
Federal	$72,550	$59,478	$51,954
State	10,387	9,788	5,836
Total current provision	82,937	69,266	57,790
Deferred:
Federal	8,547	6,967	8,691
State	2,095	1,873	(321)
Total deferred provision	10,642	8,840	8,370
Total tax provision	$93,579	$78,106	$66,160

A reconciliation of the differences between the effective tax rate and the federal statutory tax rate for the years ended December 31 is as follows:

	2005	2004	2003
Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.3	3.7	2.8
State income tax credits	-	(0.5)	(0.6)
Interest exempt from taxation and dividend exclusion	(0.2)	(0.2)	(0.1)
Other, net	0.2	(0.3)	0.4
Effective tax rate	38.3%	37.7%	37.5%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the corresponding amounts used for income tax reporting purposes.

Significant components of Brown & Brown’s deferred tax liabilities and assets as of December 31 are as follows:

(in thousands)	2005	2004
Deferred tax liabilities:
Fixed assets	$3,454	$4,416
Net unrealized holding gain of available-for-sale securities	2,584	2,884
Prepaid insurance and pension	2,219	2,107
Net gain on cash-flow hedging derivative	22	-
Intangible assets	37,379	24,609
Total deferred tax liabilities	45,658	34,016
Deferred tax assets:
Deferred compensation	4,984	4,257
Accruals and reserves	4,973	4,470
Net operating loss carryforwards	537	485
Net loss on cash-flow hedging derivative	-	266
Other	-	(89)
Valuation allowance for deferred tax assets	(325)	(232)
Total deferred tax assets	10,169	9,157
Net deferred tax liability	$35,489	$24,859

Income taxes paid in 2005, 2004 and 2003 were $77,143,000, $72,904,000, and $60,818,000, respectively.

At December 31, 2005, Brown & Brown had a net operating loss carryforward of $8,551,000 for income tax reporting purposes, portions of which expire in the years 2012 through 2023. This carryforward was derived from insurance operations acquired by Brown & Brown in 2001 and 1998, and the operating results of certain profit centers for state income tax purposes.

NOTE 10 • Employee Savings Plan

Brown & Brown has an Employee Savings Plan (401(k)) under which substantially all employees with more than 30 days of service are eligible to participate. Under this plan, Brown & Brown makes matching contributions, subject to a maximum of 2.5% of each participant’s salary. Further, Brown & Brown provides for a discretionary profit-sharing contribution for all eligible employees. Brown & Brown’s contributions to the plan totaled $7,762,000 in 2005, $6,569,000 in 2004 and $6,398,000 in 2003.

NOTE 11 • Stock-Based Compensation and Incentive Plans

Stock Performance Plan

Brown & Brown has adopted and the shareholders have approved a stock performance plan, under which up to 14,400,000 shares of Brown & Brown’s stock (Performance Stock, also referred to as PSP) may be granted to key employees contingent on the employees’ future years of service with Brown & Brown and other criteria established by the Compensation Committee of Brown & Brown’s Board of Directors. Before participants take full title to Performance Stock, two vesting conditions must be met. Of the grants currently outstanding, specified portions will satisfy the first condition for vesting based on increases in the 20-trading-day average stock price of Brown & Brown’s common stock from the initial grant price specified by Brown & Brown. Performance Stock that has satisfied the first vesting condition is considered to be “awarded shares.” Awarded shares are included as issued and outstanding common stock shares and are included in the calculation of basic and diluted earnings per share. Dividends are paid on awarded shares and participants may exercise voting privileges on such shares. Awarded shares satisfy the second condition for vesting on the earlier of: (i) 15 years of continuous employment with Brown & Brown from the date shares are granted to the participants; (ii) attainment of age 64; or (iii) death or disability of the participant. At December 31, 2005, 6,349,298 shares had been granted under the plan at initial stock prices ranging from $1.90 to $25.68. As of December 31, 2005, 5,125,304 shares had met the first condition for vesting and had been awarded, and 497,616 shares had satisfied both conditions for vesting and had been distributed to the participants.

The compensation expense for the Performance Stock is equal to the fair market value of the shares at the date the first vesting condition is satisfied and is expensed over the remainder of the estimated vesting period. Compensation expense related to this Plan totaled $3,337,000 in 2005, $2,625,000 in 2004 and $2,272,000 in 2003.

Employee Stock Purchase Plan

Brown & Brown has adopted and the shareholders have approved an employee stock purchase plan (ESPP), which allows for substantially all employees to subscribe to purchase shares of Brown & Brown’s stock at 85% of the lesser of the market value of such shares at the beginning or end of each annual subscription period. Eligible employees may contribute up to 10% of their annual compensation, up to a maximum of $25,000, towards the purchase of Brown & Brown common stock. Brown & Brown issued 521,948 and 546,344 shares of common stock under the ESPP in August 2005 and 2004, respectively. These shares were issued at an aggregate purchase price of $9,208,000 or $17.64 per share in 2005, and of $7,256,000 or $13.28 per share in 2004. Of the 12,000,000 shares of common stock authorized for issuance under the ESPP as of December 31, 2005, 5,598,784 shares remained available and reserved for future issuance. As described in Note 1, under the APB No. 25, there has been no expense relating to the common stock issued under the ESPP.

Incentive Stock Option Plan

On April 21, 2000, Brown & Brown adopted and the shareholders have approved a qualified incentive stock option plan that provides for the granting of stock options to certain key employees for up to 4,800,000 shares of common stock. The objective of this plan is to provide additional performance incentives to grow Brown & Brown’s pre-tax income in excess of 15% annually. The options are granted at the most recent trading days’ closing market price, and vest over a one-to-10-year period, with a potential acceleration of the vesting period to three to six years based on achievement of certain performance goals. All of the options expire 10 years after the grant date.

On October 31, 2001, an additional 10,000 option shares were granted at the most recent trading day’s closing market price of $14.20. These option shares vest in 2,000-share increments through 2006, if certain performance goals are met. The option shares are expensed at the price differential of the closing market price at the date of vesting and the option price, times the number of shares vesting. As of December 31, 2005 and 2004, 2,000 of these option shares became vested and were exercisable, and thus a corresponding $5,000 was expensed in each year.

Stock option activity under the plan was as follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2003	2,146,536	$4.88
Granted	1,080,004	$15.78
Exercised	(959,264)	$4.85
Forfeited	(40,000)	$4.84
Outstanding at December 31, 2003	2,227,276	$10.18
Granted	-	-
Exercised	(154,248)	$4.96
Forfeited	-	-
Outstanding at December 31, 2004	2,073,028	$10.56
Granted	12,000	$22.06
Exercised	(68,040)	$4.84
Forfeited	-	-
Outstanding at December 31, 2005	2,016,988	$10.83

Exercisable at December 31, 2005	783,672	$4.88
Exercisable at December 31, 2004	698,312	$4.86
Exercisable at December 31, 2003	635,840	$4.86

The following table summarizes information about stock options outstanding at December 31, 2005:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.84	918,984	4.3	$4.84	779,672	$4.84
$14.20	6,000	0.8	$14.20	4,000	$14.20
$15.78	1,080,004	7.2	$15.78	-	-
$22.06	12,000	2.0	$22.06	-	-
	2,016,988	5.9	$10.69	783,672	$4.88

There were 1,537,996 option shares available for future grant under this plan as of December 31, 2005 and 2004.

No compensation expense related to these options is recognized in operations for 2005, 2004 or 2003, except for the 10,000 option shares granted on October 31, 2001 as described above. As disclosed in Note 1, Brown & Brown accounts for its stock options using the intrinsic value method prescribed in APB No. 25. Brown & Brown also disclosed in Note 1 the effect on net income and net income per share if Brown & Brown had applied the fair value recognition provisions of revised SFAS No. 123 to its granted stock options.

The weighted average fair value of the incentive stock options granted during 2000 estimated on the date of grant, using the Black-Scholes option-pricing model, was $2.37 per share. The fair value of these options granted was estimated on the date of grant using the following assumptions: dividend yield of 0.86%; expected volatility of 29.6%; risk-free interest rate of 6.3%; and an expected life of 10 years. The weighted average fair value of the incentive stock options granted during 2003 estimated on the date of grant, using the Black-Scholes option-pricing model, was $5.63 per share. The fair value of these options granted was estimated on the date of grant using the following assumptions: dividend yield of 0.63%; expected volatility of 37.0%; risk-free interest rate of 1.5%; and an expected life of six years.

NOTE 12 • Supplemental Disclosures of Cash Flow Information

Brown & Brown’s significant non-cash investing and financing activities for the years ended December 31 are summarized as follows:

(in thousands)	2005	2004	2003
Unrealized holding (loss) gain on available-for-sale securities, net of tax benefit of $300 for 2005; net of tax benefit of $530 for 2004; and net of tax effect of $857 for 2003	$(512)	$(649)	$1,395
Net gain on cash-flow hedging derivative, net of tax effect of $289 for 2005, net of tax effect of $557 for 2004; and net of tax effect of $445 for 2003	$491	$889	$726
Notes payable issued or assumed for purchased customer accounts	$42,843	$1,976	$3,323
Notes received on the sale of fixed assets and customer accounts	$1,855	$6,024	$4,584
Common stock issued for acquisitions accounted for under the purchase method of accounting	$-	$6,244	$-

NOTE 13 • Commitments and Contingencies

Operating Leases

Brown & Brown leases facilities and certain items of office equipment under noncancelable operating lease arrangements expiring on various dates through 2017. The facility leases generally contain renewal options and escalation clauses based on increases in the lessors’ operating expenses and other charges. Brown & Brown anticipates that most of these leases will be renewed or replaced upon expiration. At December 31, 2005, the aggregate future minimum lease payments under all noncancelable lease agreements were as follows:

(in thousands)
2006	$20,731
2007	17,217
2008	15,156
2009	12,156
2010	8,919
Thereafter	11,642
Total minimum future lease payments	$85,821

Rental expense in 2005, 2004 and 2003 for operating leases totaled $28,926,000, $24,595,000 and $21,844,000, respectively.

Antitrust Actions and Related Matters

As previously disclosed, Brown & Brown, Inc. is one of more than ten insurance intermediaries named together with a number of insurance companies as defendants in putative class action lawsuits purporting to be brought on behalf of policyholders. Brown & Brown, Inc. initially became a defendant in certain of those actions in October and December of 2004. In February 2005, the Judicial Panel on Multi-District Litigation consolidated these cases, together with other putative class action lawsuits in which Brown & Brown, Inc. was not named as a party, to a single jurisdiction, the United States District Court, District of New Jersey, for pre-trial purposes. One of the consolidated actions, In Re: Employee-Benefits Insurance Antitrust Litigation, concerns employee benefits insurance and the other, styled In Re: Insurance Brokerage Antitrust Litigation, involves other lines of insurance. These two consolidated actions are collectively referred to in this report as the "Antitrust Actions." The complaints refer to an action, since settled, that was filed against Marsh & McLennan Companies, Inc. (“Marsh & McLennan”), the largest insurance broker in the world, by the New York State Attorney General in October 2004, and allege various improprieties and unlawful acts by the various defendants in the pricing and placement of insurance, including alleged manipulation of the insurance market by, among other things: “bid rigging” and “steering” clients to particular insurers based on considerations other than the clients’ interests; alleged entry into unlawful tying arrangements pursuant to which the placement of primary insurance contracts was conditioned upon commitments to place reinsurance through a particular broker; and alleged failure to disclose contingent commission and other allegedly improper compensation and fee arrangements. The plaintiffs in the Antitrust Actions assert a number of causes of action, including violations of the federal antitrust laws, multiple state antitrust and unfair and deceptive practices statutes, and the federal anti-racketeering (RICO) statute, as well as breach of fiduciary duty, misrepresentation, conspiracy, aiding and abetting, and unjust enrichment, and seek injunctive and declaratory relief as well as unspecified damages, including treble and punitive damages, and attorneys’ fees and costs. Brown & Brown, Inc. disputes the allegations and is vigorously defending itself in the Antitrust Actions.

Related Regulatory Proceedings

Since the New York State Attorney General filed the lawsuit referenced above against Marsh & McLennan in October 2004, governmental agencies in a number of states have looked or are looking into issues related to compensation practices in the insurance industry, and the Company continues to actively receive and respond to written and oral requests for information and/or subpoenas seeking information related to this topic. To date, requests for information and/or subpoenas have been received from governmental agencies such as attorneys general or departments of insurance in the following states: Arkansas (Department of Insurance), Arizona (Department of Insurance), California (Department of Insurance), Connecticut (Office of Attorney General), Florida (Office of Attorney General, Department of Financial Services, and Office of Insurance Regulation), Nevada (Department of Business & Industry, Division of Insurance), New Hampshire (Department of Insurance), New Jersey (Department of Banking and Insurance), New York (Office of Attorney General), North Carolina (Department of Insurance and Department of Justice), Oklahoma (Department of Insurance), Pennsylvania (Department of Insurance), South Carolina (Department of Insurance), Texas (Department of Insurance), Vermont (Department of Banking, Insurance, Securities & Healthcare Administration), Virginia (State Corporation Commission, Bureau of Insurance, Agent Regulation & Administration Division), Washington (Office of Insurance Commissioner) and West Virginia (Office of Attorney General). None of these governmental agencies has charged or alleged any wrongdoing or violation of law by the Company. Agencies in Arizona and Washington have concluded their respective investigations of subsidiaries of Brown & Brown, Inc. based in those states with no further action as to these entities.

As previously disclosed in our public filings, offices of the Company are party to contingent commission agreements with certain insurance companies, including agreements providing for potential payment of revenue-sharing commissions by insurance companies based primarily on the overall profitability of the aggregate business written with that insurance company, and/or additional factors such as retention ratios and overall volume of business that an office or offices place with the insurance company. Additionally, to a lesser extent, some offices of the Company are party to override commission agreements with certain insurance companies, and these agreements provide for commission rates in excess of standard commission rates to be applied to specific lines of business, such as group health business, based primarily on the overall volume of such business that the office or offices in question place with the insurance company. The Company has not chosen to discontinue receiving contingent commissions or override commissions.

As previously disclosed, a committee comprised of independent members of the Board of Directors of Brown & Brown, Inc. (the “Special Review Committee”) determined that maintenance of a derivative suit was not in the best interests of the Company, following an investigation in response to a December 2004 demand letter from counsel purporting to represent a current shareholder of Brown & Brown, Inc. (the “Demand Letter”). The Demand Letter sought the commencement of a derivative suit by Brown & Brown, Inc. against the Board of Directors and current and former officers and directors of Brown & Brown, Inc. for alleged breaches of fiduciary duty related to the Company’s participation in contingent commission agreements.  The Special Review Committee's conclusions were communicated to the purported shareholder's counsel and there has been limited communication since then. There can be no assurance that the purported shareholder will not further pursue his allegations or that any pursuit of any such allegations would not have a material adverse effect on the Company.

In response to the foregoing events, the Company also, on its own volition, engaged outside counsel to conduct a limited internal inquiry into certain sales and marketing practices of the Company, with special emphasis on the effects of contingent commission agreements on the placement of insurance products by the Company for its clients. The internal inquiry resulted in several recommendations being made in January 2006 regarding disclosure of compensation, premium finance charges, the retail-wholesale interface, fee-based compensation and direct incentives from insurance companies, and the Company has been evaluating such recommendations and has adopted or is in the process of adopting these recommendations. As a result of that inquiry, and in the process of preparing responses to some of the governmental agency inquiries referenced above, management of the Company became aware of a limited number of specific, unrelated instances of questionable conduct.  These matters have been addressed and resolved, or are in the process of being addressed and resolved, on a case-by-case basis, and thus far the amounts involved in resolving such matters have not been, either individually or in the aggregate, material. However, there can be no assurance that the ultimate cost and ramifications of resolving these matters will not have a material adverse effect on the Company.

Some of the other insurance intermediaries and insurance companies that have been subject to governmental investigations and/or lawsuits arising out of these matters have chosen to settle some such matters. Such settlements have involved the payment of substantial sums, as well as agreements to change business practices, including agreeing to no longer pay or accept contingent commissions. Marsh & McLennan, Aon Corporation, Arthur J. Gallagher & Co., Hilb, Rogal & Hobbs Company (“HRH”), and Willis Group Holdings Ltd. have each entered into agreements with governmental agencies, which collectively involve payments by these intermediaries to agencies and to certain of their clients totaling nearly $1 billion. With the exception of the settlement entered into by HRH, which included an agreement that HRH would discontinue acceptance of certain types of contingency compensation, these agreements provided that these insurance intermediaries would discontinue acceptance of any contingency compensation.

On March 14, 2006, the Florida Attorney General and the Florida Department of Financial Services, which, as mentioned, have also been seeking information from the Company, filed a complaint against Marsh & McLennan on behalf of various Florida governmental entities, businesses and residents alleging that Marsh & McLennan violated Florida’s RICO and antitrust laws. The complaint alleges that Marsh & McLennan conspired with various insurance companies to rig quotes for commercial insurance, manipulate the commercial insurance markets, inflate insurance premiums, and receive undisclosed, additional compensation, all of which are alleged to have caused damage to the State of Florida, governmental entities and Florida businesses and residents. While the above Florida governmental agencies have not made demands upon the Company, which is headquartered in Florida, or filed suit against it, there can be no assurance that their inquiries, or any of those of the other various governmental authorities referenced above, will not result in demands upon the Company or suits filed against it, or that any such demands or suits or any resolution thereof would not have a material adverse effect on the Company.

The Company cannot currently predict the impact or resolution of the Antitrust Actions, the shareholder demand or the various governmental inquiries or lawsuits and thus cannot reasonably estimate a range of possible loss, which could be material, or whether the resolution of these matters may harm the Company’s business and/or lead to a decrease in or elimination of contingent commissions and override commissions, which could have a material adverse impact on the Company’s consolidated financial condition.

Other

The Company is involved in numerous pending or threatened proceedings by or against Brown & Brown, Inc. or one or more of its subsidiaries that arise in the ordinary course of business. The damages that may be claimed against the Company in these various proceedings are substantial, including in many instances claims for punitive or extraordinary damages. Some of these claims and lawsuits have been resolved, others are in the process of being resolved, and others are still in the investigation or discovery phase. The Company will continue to respond appropriately to these claims and lawsuits, and to vigorously protect its interests.

Among the above-referenced claims, and as previously described in the Company’s public filings, there are several threatened and pending legal claims and lawsuits against Brown & Brown, Inc. and Brown & Brown Insurance Services of Texas, Inc. (BBTX), a subsidiary of Brown & Brown, Inc., arising out of BBTX’s involvement with the procurement and placement of workers’ compensation insurance coverage for entities including several professional employer organizations. One such action, styled Great American Insurance Company, et al. v. The Contractor’s Advantage, Inc., et al., Cause No. 2002-33960, pending in the 189th Judicial District Court in Harris County, Texas, asserts numerous causes of action, including fraud, civil conspiracy, federal Lanham Act and RICO violations, breach of fiduciary duty, breach of contract, negligence and violations of the Texas Insurance Code against BBTX, Brown & Brown, Inc. and other defendants, and seeks recovery of punitive or extraordinary damages (such as treble damages) and attorneys’ fees. Although the ultimate outcome of the matters referenced in this section titled “Other” cannot be ascertained and liabilities in indeterminate amounts may be imposed on Brown & Brown, Inc. or its subsidiaries, on the basis of present information, availability of insurance and legal advice received, it is the opinion of management that the disposition or ultimate determination of such claims will not have a material adverse effect on the Company’s consolidated financial position. However, as (i) one or more of the Company’s insurance carriers could take the position that portions of these claims are not covered by the Company’s insurance, (ii) to the extent that payments are made to resolve claims and lawsuits, applicable insurance policy limits are eroded, and (iii) the claims and lawsuits relating to these matters are continuing to develop, it is possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by unfavorable resolutions of these matters.

NOTE 14• Business Concentrations

A significant portion of business written by Brown & Brown is for customers located in California, Florida, Georgia, New Jersey, New York, Pennsylvania and Washington. Accordingly, the occurrence of adverse economic conditions, an adverse regulatory climate, or a disaster in any of these states could have a material adverse effect on Brown & Brown’s business, although no such conditions have been encountered in the past.

For the year ended December 31, 2005, approximately 8.0% and 5.4% of Brown & Brown’s total revenues were derived from insurance policies underwritten by two separate insurance companies, respectively. Should these insurance companies seek to terminate its arrangement with Brown & Brown, Brown & Brown believes that other insurance companies are available to underwrite the business, although some additional expense and loss of market share could possibly result. No other insurance company accounts for 5% or more of Brown & Brown’s total revenues.

NOTE 15 • Quarterly Operating Results (Unaudited)

Quarterly operating results for 2005 and 2004 were as follows:

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Total revenues	$202,374	$195,931	$190,645	$196,857
Total expenses	$131,861	$135,463	$134,956	$139,397
Income before income taxes	$70,513	$60,468	$55,689	$57,460
Net income	$43,018	$37,033	$34,783	$35,717
Net income per share:
Basic	$0.31	$0.27	$0.25	$0.26
Diluted	$0.31	$0.27	$0.25	$0.25

2004
Total revenues	$165,565	$157,942	$160,381	$163,046
Total expenses	$106,205	$105,413	$112,125	$116,242
Income before income taxes	$59,360	$52,529	$48,256	$46,804
Net income	$36,348	$32,153	$30,086	$30,256
Net income per share:
Basic	$0.26	$0.23	$0.22	$0.22
Diluted	$0.26	$0.23	$0.22	$0.22

Quarterly financial information is affected by seasonal variations. The timing of contingent commissions, policy renewals and acquisitions may cause revenues, expenses and net income to vary significantly between quarters.

NOTE 16• Segment Information

Brown & Brown’s business is divided into four reportable segments: the Retail Division, which provides a broad range of insurance products and services to commercial, governmental, professional and individual customers; the National Programs Division, which is comprised of two units - Professional Programs, which provides professional liability and related package products for certain professionals delivered through nationwide networks of independent agents, and Special Programs, which markets targeted products and services designated for specific industries, trade groups, governmental entities, and market niches; the Services Division, which provides insurance-related services, including third-party administration, consulting for the workers’ compensation and employee benefit self-insurance markets, and managed healthcare services; and the Brokerage Division, which markets and sells excess and surplus commercial and personal lines insurance, and reinsurance, primarily through independent agents and brokers. Brown & Brown conducts all of its operations within the United States of America.

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

	Year Ended December 31, 2005
(in thousands)	Retail	National Programs	Brokerage	Services	Other	Total
Total revenues	$491,202	$133,930	$127,113	$27,517	$6,045	$785,807
Investment income	159	367	1,599	-	4,453	6,578
Amortization	19,368	8,103	5,672	43	59	33,245
Depreciation	5,641	1,998	1,285	435	702	10,061
Interest expense	20,927	10,433	12,446	4	(29,341)	14,469
Income before income taxes	128,881	38,385	28,306	6,992	41,566	244,130
Total assets	1,002,781	445,146	476,653	18,766	(334,686)	1,608,660
Capital expenditures	6,186	3,067	1,969	350	1,854	13,426

	Year Ended December 31, 2004
(in thousands)	Retail	National Programs	Brokerage	Services	Other	Total
Total revenues	$461,348	$112,092	$41,603	$26,809	$5,082	$646,934
Investment income	567	139	-	-	2,009	2,715
Amortization	15,314	5,882	757	36	157	22,146
Depreciation	5,734	1,583	508	387	698	8,910
Interest expense	21,846	8,603	1,319	69	(24,681)	7,156
Income before income taxes	113,637	33,930	11,337	6,375	41,670	206,949
Total assets	843,823	359,551	128,699	13,760	(96,316)	1,249,517
Capital expenditures	5,568	2,693	694	788	409	10,152

	Year Ended December 31, 2003
(in thousands)	Retail	National Programs	Brokerage	Services	Other	Total
Total revenues	$399,010	$90,444	$31,740	$28,591	$1,255	$551,040
Investment income	55	143	-	-	1,230	1,428
Amortization	12,476	4,488	312	37	157	17,470
Depreciation	5,771	1,208	331	423	470	8,203
Interest expense	17,732	6,810	765	162	(21,845)	3,624
Income before income taxes	98,386	31,705	11,128	5,525	29,738	176,482
Total assets	623,648	273,363	74,390	13,267	(118,814)	865,854
Capital expenditures	5,904	2,874	824	234	6,110	15,946

NOTE 17• Subsequent Events

From January 1, 2006 through March 14, 2006, Brown & Brown acquired the assets and assumed certain liabilities of three insurance intermediaries. The aggregate purchase price of these acquisitions was $71,852,000, including $61,972,000 of net cash payments, the issuance of $82,000 in notes payable and the assumption of $9,798,000 of liabilities. All of these acquisitions were acquired primarily to expand Brown & Brown’s core businesses and to attract and obtain high-quality individuals. Acquisition purchase prices are based primarily on a multiple of average annual operating profits earned over a one- to three-year period within a minimum and maximum price range. The initial asset allocation of an acquisition is based on the minimum purchase price, and any subsequent earn-out payment is allocated to goodwill.

All of these acquisitions have been accounted for as business combinations and are as follows:

(in thousands) Name and Effective Date of Acquisitions	Business Segment	2006 Date of Acquisition	Net Cash Paid	Notes Payable	Recorded Purchase Price
Axiom Intermediaries, LLC	Brokerage	January 1	$60,293	$-	$60,293
Other	Various	Various	1,679	82	1,761
Total			$61,972	$82	$62,054

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition:

(in thousands)	Axiom	Other	Total
Fiduciary Cash	$9,598	$-	$9,598
Other current assets	372	-	372
Fixed assets	435	25	460
Purchased customer accounts	17,405	835	18,240
Noncompete agreements	31	43	74
Goodwill	42,177	858	43,035
Other assets	73	-	73
Total assets acquired	70,091	1,761	71,852
Other current liabilities	(9,798)	-	(9,798)
Total liabilities assumed	(9,798)	-	(9,798)
Net assets acquired	$60,293	$1,761	$62,054

Brown & Brown’s 2005 Consolidated Statement of Income does not include any results of these operations since the acquisitions were not effective until January 1, 2006 or later. The following unaudited pro forma results of operations of Brown & Brown give effect to these acquisitions for the years ended December 31, as though the transactions had occurred on January 1, 2005.

Year Ended December 31,
(in thousands, except per share data)	2005
(Unaudited)
Total revenues	$800,444
Income before income taxes	$248,070
Net income	$152,981
Net income per share:
Basic	$1.10
Diluted	$1.09
Weighted average number of shares outstanding:
Basic	138,563
Diluted	139,776

Additional consideration was also paid to sellers as a result of purchase price “earn-out” adjustments. The net additional consideration paid by Brown & Brown as a result of these adjustments for acquisitions consumated prior to December 31, 2005 totaled $6,861,000, all of which was paid in cash.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Brown & Brown, Inc.
Daytona Beach, Florida

We have audited the accompanying consolidated balance sheets of Brown & Brown, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Certified Public Accountants
Jacksonville, Florida
March 14, 2006

Management’s Report on Internal Control Over Financial Reporting

The Management of Brown & Brown, Inc. and its subsidiaries (“Brown & Brown”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including Brown & Brown’s principal executive officer and principal financial officer, Brown & Brown conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In conducting Brown & Brown’s evaluation of this effectiveness of its internal control over financial reporting, Brown & Brown has excluded the following acquisitions completed by Brown & Brown during 2005: American Specialty Companies, Inc. et al., Dana R. Hando (sole proprietor), ECC Insurance Brokers, LLC, Emerald Benefits, Inc., et al., Braishfield Associates, Inc., Hull & Company, Inc., et al., Nichols & Associates, Alliance Insurance Services, Weible & Cahill, LLC, Timothy R. Downey Insurance Inc, and de Arrieta Insurance Agency, Inc. et al. Collectively, these acquisitions represented 26.1% of total assets as of December 31, 2005, 11.2% of total revenue and 4.1% of net income for the year ended. Refer to Note 2 to the Consolidated Financial Statements for further discussion of these acquisitions and their impact on Brown & Brown’s Consolidated Financial Statements.

Based on Brown & Brown’s evaluation under the framework in Internal Control - Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2005. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Brown & Brown, Inc.
Daytona Beach, Florida
March 14, 2006

/s/ J. Hyatt Brown	/s/ Cory T. Walker

J. Hyatt Brown	Cory T. Walker
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Brown & Brown, Inc.
Daytona Beach, Florida

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting that Brown & Brown, Inc. and its subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from their assessment the internal control over financial reporting at American Specialty Companies, Inc., et al., Dana R. Hando (sole proprietor), ECC Insurance Brokers, LLC, Emerald Benefits, Inc., et al., Braishfield Associates, Inc., Hull & Company, Inc., et al., Nichols & Associates, Alliance Insurance Services, Weible & Cahill, LLC, Timothy R. Downey Insurance Inc., and de Arrieta Insurance Agency, Inc. et al. (collectively the “2005 Excluded Acquisitions”), which were acquired during 2005 and whose financial statements constitute 26.1% of total assets, 11.2% of revenues and 4.1% of net income of the related consolidated financial statement amounts as of and for the year ended December 31, 2005. Accordingly, our audit did not include the internal control over financial reporting at the 2005 Excluded Acquisitions. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 14, 2006, expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Certified Public Accountants
Jacksonville, Florida
March 14, 2006

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no changes in or disagreements with accountants on accounting and financial disclosure in 2005.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls provide reasonable assurance that the Disclosure Controls, as described in this Item 9A, are effective in alerting them timely to material information required to be included in our periodic SEC reports.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, those controls.

Inherent Limitations of Internal Control Over Financial Reporting

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

      The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

Exhibits 31.1 and 31.2 are the Certifications of the CEO and the CFO, respectively. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This Item of this report, which you are currently reading, is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Management's Annual Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Internal Controls over Financial Reporting are set forth in Part II, Item 8 of this Annual Report on Form 10-K and are included herein by reference.

ITEM 9B. Other Information.

None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant.

The information required by this item regarding directors and executive officers is incorporated herein by reference to our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held in 2006 (the 2006 Proxy Statement) under the headings “Management” and "Section 16(a) Beneficial Ownership Reporting.” We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, and controller. A copy of our Code of Ethics for Chief Executive Officer and Senior Financial Officers and a copy of our code of Business Conduct and Ethics applicable to all employees are posted on our Internet website, at www.bbinsurance.com, and is also available upon written request. Requests for copies of our Code of Ethics should be directed in writing to Investor Relations, Brown & Brown, Inc., 220 South Ridgewood Avenue, Daytona Beach, Florida 32114, or by telephone to (352) 732-6522.

ITEM 11. Executive Compensation.

The information required by this item is incorporated herein by reference to the 2006 Proxy Statement under the heading “Executive Compensation.”

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the 2006 Proxy Statement under the heading “Security Ownership of Management and Certain Beneficial Owners.”

ITEM 13. Certain Relationships and Related Transactions.

The information required by this item is incorporated herein by reference to the 2006 Proxy Statement under the heading “Management-Certain Relationships and Related Transactions."

ITEM 14. Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to the 2006 Proxy Statement under the heading “Fees Paid to Deloitte & Touche LLP.”

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Report:

(a)	1.	Financial statements

		Reference is made to the information set forth in Part II, Item 8 of this report, which information is incorporated by reference.

	2.	Consolidated Financial Statement Schedules.

		All required Financial Statement Schedules are included in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

3.	EXHIBITS

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

10.1(a)
Amended and Restated Revolving and Term Loan Agreement dated January 3, 2001 by and between the Registrant and SunTrust Bank (incorporated by reference to Exhibit 4a to Form 10-K for the year ended December 31, 2000).

	10.1(b)	Extension of the Term Loan Agreement between the Registrant and SunTrust Bank (incorporated by reference to Exhibit 10b to Form 10-Q for the quarter ended September 30, 2000).

10.2(a)
Lease of the Registrant for office space at 220 South Ridgewood Avenue, Daytona Beach, Florida dated August 15, 1987 (incorporated by reference to Exhibit 10a(3) to Form 10-K for the year ended December 31, 1993), as amended by Letter Agreement dated June 26, 1995; First Amendment to Lease dated August 2, 1999; Second Amendment to Lease dated December 11, 2001; Third Amendment to Lease dated August 8, 2002; and Fourth Amendment to Lease dated October 26, 2004.

10.2(b)
Lease Agreement for office space at 3101 W. Martin Luther King, Jr. Blvd., Tampa, Florida, dated July 1, 2004 and effective May 9, 2005, between Highwoods/Florida Holdings, L.P., as landlord and the Registrant, as tenant.

10.2(c)
Lease Agreement for office space at Riedman Tower, Rochester, New York, dated January 3, 2001, between Riedman Corporation, as landlord, and the Registrant, as tenant (incorporated by reference to Exhibit 10b(3) to Form 10-K for the year ended December 31, 2001), and Lease for same office space at Riedman Tower, Rochester, New York, dated December 31, 2005, between Riedman Corporation, as landlord, and a subsidiary of the Registrant, as tenant.

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

	10.5	Employment Agreement, dated as of July 29, 1999, between the Registrant and J. Hyatt Brown (incorporated by reference to Exhibit 10f to Form 10-K for the year ended December 31, 1999).

	10.6	Portions of Employment Agreement, dated April 28, 1993 between the Registrant and Jim W. Henderson (incorporated by reference to Exhibit 10m to Form 10-K for the year ended December 31, 1993).

10.7
Noncompetition, Nonsolicitation and Confidentiality Agreement, effective as of January 1, 2001 between the Registrant and John R. Riedman (incorporated by reference to Exhibit 10l to Form 10-K for the year ended December 31, 2000).

	10.8(a)	Registrant’s 2000 Incentive Stock Option Plan (incorporated by reference to Exhibit 4 to Registration Statement No. 333-43018 on Form S-8 filed on August 3, 2000).

	10.8(b)	Registrant’s Stock Performance Plan (incorporated by reference to Exhibit 4 to Registration Statement No. 333-14925 on Form S-8 filed on October 28, 1996).

10.9
International Swap Dealers Association, Inc. Master Agreement dated as of December 5, 2001 between SunTrust Bank and the Registrant and letter agreement dated December 6, 2001, regarding confirmation of interest rate transaction (incorporated by reference to Exhibit 10p to Form 10-K for the year ended December 31, 2001).

10.10
Revolving Loan Agreement Dated as of September 29, 2003, By and Among Brown & Brown, Inc. and SunTrust Bank (incorporated by reference to Exhibit 10a on Form 10-Q for the quarter ended September 30, 2003).

21	Subsidiaries of the Registrant.

23	Consent of Deloitte & Touche LLP.

24	Powers of Attorney pursuant to which this Form 10-K has been signed on behalf of certain directors and officers of the Registrant.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	Section 1350 Certification by the Chief Financial Officer of the Registrant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROWN & BROWN, INC.
Registrant

Date: March 14, 2006	By:	___________*_____________
J. Hyatt Brown
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

*	Chairman of the Board and	March 14, 2006
J. Hyatt Brown	Chief Executive Officer
(Principal Executive Officer)

*	President and Chief Operating	March 14, 2006
Jim W. Henderson	Officer, Director

*	Sr. Vice President, Treasurer and	March 14, 2006
Cory T. Walker	Chief Financial Officer (Principal
Financial and Accounting Officer)

*	Director	March 14, 2006
Samuel P. Bell, III

*	Director	March 14, 2006
Hugh M. Brown

*	Director	March 14, 2006
Bradley Currey, Jr.

*	Director	March 14, 2006
Theodore J. Hoepner

*	Director	March 14, 2006
David H. Hughes

*	Director	March 14, 2006
John R. Riedman

*	Director	March 14, 2006
Jan E. Smith

*	Director	March 14, 2006
Chilton D. Varner

*By:	/S/ LAUREL L. GRAMMIG
Laurel L. Grammig
Attorney-in-Fact

EXHIBIT INDEX

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

10.1(a)
Amended and Restated Revolving and Term Loan Agreement dated January 3, 2001 by and between the Registrant and SunTrust Bank (incorporated by reference to Exhibit 4a to Form 10-K for the year ended December 31, 2000).

10.1(b)	Extension of the Term Loan Agreement between the Registrant and SunTrust Bank (incorporated by reference to Exhibit 10b to Form 10-Q for the quarter ended September 30, 2000).

10.2(a)
Lease of the Registrant for office space at 220 South Ridgewood Avenue, Daytona Beach, Florida dated August 15, 1987 (incorporated by reference to Exhibit 10a(3) to Form 10-K for the year ended December 31, 1993), as amended by Letter Agreement dated June 26, 1995; First Amendment to Lease dated August 2, 1999; Second Amendment to Lease dated December 11, 2001; Third Amendment to Lease dated August 8, 2002; and Fourth Amendment to Lease dated October 26, 2004.

10.2(b)
Lease Agreement for office space at 3101 W. Martin Luther King, Jr. Blvd., Tampa, Florida, dated July 1, 2004 and effective May 9, 2005, between Highwoods/Florida Holdings, L.P., as landlord and the Registrant, as tenant.

10.2(c)
Lease Agreement for office space at Riedman Tower, Rochester, New York, dated January 3, 2001, between Riedman Corporation, as landlord, and the Registrant, as tenant (incorporated by reference to Exhibit 10b(3) to Form 10-K for the year ended December 31, 2001), and Lease for same office space at Riedman Tower, Rochester, New York, dated December 31, 2005, between Riedman Corporation, as landlord, and a subsidiary of the Registrant, as tenant.

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

10.5	Employment Agreement, dated as of July 29, 1999, between the Registrant and J. Hyatt Brown (incorporated by reference to Exhibit 10f to Form 10-K for the year ended December 31, 1999).

10.6	Portions of Employment Agreement, dated April 28, 1993 between the Registrant and Jim W. Henderson (incorporated by reference to Exhibit 10m to Form 10-K for the year ended December 31, 1993).

10.7
Noncompetition, Nonsolicitation and Confidentiality Agreement, effective as of January 1, 2001 between the Registrant and John R. Riedman (incorporated by reference to Exhibit 10l to Form 10-K for the year ended December 31, 2000).

10.8(a)	Registrant’s 2000 Incentive Stock Option Plan (incorporated by reference to Exhibit 4 to Registration Statement No. 333-43018 on Form S-8 filed on August 3, 2000).

10.8(b)	Registrant’s Stock Performance Plan (incorporated by reference to Exhibit 4 to Registration Statement No. 333-14925 on Form S-8 filed on October 28, 1996).

10.9
International Swap Dealers Association, Inc. Master Agreement dated as of December 5, 2001 between SunTrust Bank and the Registrant and letter agreement dated December 6, 2001, regarding confirmation of interest rate transaction (incorporated by reference to Exhibit 10p to Form 10-K for the year ended December 31, 2001).

10.10
Revolving Loan Agreement Dated as of September 29, 2003, By and Among Brown & Brown, Inc. and SunTrust Bank (incorporated by reference to Exhibit 10a on Form 10-Q for the quarter ended September 30, 2003).

21	Subsidiaries of the Registrant.

23	Consent of Deloitte & Touche LLP.

24	Powers of Attorney pursuant to which this Form 10-K has been signed on behalf of certain directors and officers of the Registrant.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	Section 1350 Certification by the Chief Financial Officer of the Registrant.