Form 10-Q
period 2006-03-31
BROWN & BROWN INC
filed 2006-05-10
CIK 79282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number 001-13619
BROWN & BROWN, INC.
(Exact name of Registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization) 220 South Ridgewood Avenue, Daytona Beach, FL (Address of principal executive offices)	®	59-0864469 (I.R.S. Employer Identification Number) 32114 (Zip Code)

Registrant’s telephone number, including area code: (386) 252-9601
Registrant’s Website: www.bbinsurance.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12-2 of the Exchange Act. (Check one):

Large accelerated filer ☒     Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the Registrant’s common stock, $.10 par value, outstanding as of May 5, 2006 was 139,536,943.

BROWN & BROWN, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
INCOME
(UNAUDITED)

	For the three months ended March 31,
(in thousands, except per share data)	2006	2005

REVENUES
Commissions and fees	$227,915	$200,315
Investment income	2,209	965
Other income, net	458	1,094
Total revenues	230,582	202,374

EXPENSES
Employee compensation and benefits	100,730	90,384
Non-cash stock-based compensation	2,330	891
Other operating expenses	30,969	27,142
Amortization	9,000	7,535
Depreciation	2,595	2,367
Interest	3,522	3,542
Total expenses	149,146	131,861

Income before income taxes	81,436	70,513

Income taxes	31,410	27,495

Net income	$50,026	$43,018

Net income per share:
Basic	$0.36	$0.31
Diluted	$0.36	$0.31

Weighted average number of common shares outstanding:
Basic	139,383	138,324
Diluted	140,823	139,422

Dividends declared per share	$0.05	$0.04

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED
BALANCE SHEETS
(UNAUDITED)

(in thousands, except per share data)	March 31, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$73,683	$100,580
Restricted cash and investments	256,085	229,872
Short-term investments	2,767	2,748
Premiums, commissions and fees receivable	245,357	257,930
Other current assets	29,141	28,637
Total current assets	607,033	619,767

Fixed assets, net	41,726	39,398
Goodwill	623,124	549,040
Amortizable intangible assets, net	387,151	377,907
Investments	9,119	8,421
Other assets	14,249	14,127
Total assets	$1,682,402	$1,608,660

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Premiums payable to insurance companies	$419,097	$397,466
Premium deposits and credits due customers	27,048	34,027
Accounts payable	50,318	21,161
Accrued expenses	42,870	74,534
Current portion of long-term debt	73,370	55,630
Total current liabilities	612,703	582,818

Long-term debt	210,832	214,179

Deferred income taxes, net	34,961	35,489

Other liabilities	13,304	11,830

Shareholders’ Equity:
Common stock, par value $0.10 per share; authorized 280,000 shares; issued and outstanding 139,516 at 2006 and 139,383 at 2005	13,952	13,938
Additional paid-in capital	196,013	193,313
Retained earnings	595,703	552,647
Accumulate other comprehensive income, net of related income tax effect of $2,892 at 2006 and $2,606 at 2005	4,934	4,446

Total shareholders’ equity	810,602	764,344

Total liabilities and shareholders’ equity	$1,682,402	$1,608,660

See accompanying notes to condensed consolidated financial statements.

 BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS
(UNAUDITED)

	For the three months ended March 31,
(in thousands)	2006	2005

Cash flows from operating activities:
Net income	$50,026	$43,018
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	9,000	7,535
Depreciation	2,595	2,367
Non-cash stock-based compensation	2,330	891
Deferred income taxes	(814)	(207)
Net gain on sales of investments, fixed assets and customer accounts	(14)	(985)
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Restricted cash and investments (increase)	(26,213)	(50,649)
Premiums, commissions and fees receivable decrease (increase)	13,045	(42,307)
Other assets (increase) decrease	(489)	10,019
Premiums payable to insurance companies increase	12,008	90,759
Premium deposits and credits due customers (decrease)	(6,979)	(7,558)
Accounts payable increase	29,015	27,362
Accrued expenses (decrease)	(32,952)	(19,973)
Other liabilities increase	1,474	236
Net cash provided by operating activities	52,032	60,508

Cash flows from investing activities:
Additions to fixed assets	(4,477)	(3,469)
Payments for businesses acquired, net of cash acquired	(59,356)	(201,427)
Proceeds from sales of fixed assets and customer accounts	158	784
Purchases of investments	(23)	(186)
Proceeds from sales of investments	12	3
Net cash used in investing activities	(63,686)	(204,295)

Cash flows from financing activities:
Payments on long-term debt	(8,657)	(4,085)
Borrowings on revolving credit facility	-	50,000
Issuances of common stock for employee stock benefit plans	384	281
Cash dividends paid	(6,970)	(5,533)
Net cash (used in) provided by financing activities	(15,243)	40,663

Net decrease in cash and cash equivalents	(26,897)	(103,124)
Cash and cash equivalents at beginning of period	100,580	188,106
Cash and cash equivalents at end of period	$73,683	$84,982

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 • Nature of Operations

Brown & Brown, Inc., a Florida corporation, and its subsidiaries (collectively, Brown & Brown or the “Company”) is a diversified insurance agency, brokerage, and services organization that markets and sells to its customers insurance products and services, primarily in the property and casualty area. Brown & Brown’s business is divided into four reportable segments: the Retail Division, which provides a broad range of insurance products and services to commercial, public entity, professional and individual customers; the National Programs Division, which is comprised of two units - Professional Programs, which provides professional liability and related package products for certain professionals delivered through nationwide networks of independent agents, and Special Programs, which markets targeted products and services designated for specific industries, trade groups, governmental entities and market niches; the Brokerage Division, which markets and sells excess and surplus commercial insurance and reinsurance, primarily through independent agents and brokers; and the Services Division, which provides insurance-related services, including third-party administration, consulting for the workers’ compensation and managed healthcare services.

NOTE 2 • Basis of Financial Reporting

          The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“United States”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited, condensed, consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

          Results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 3 • Net Income Per Share

Basic net income per share is computed by dividing net income available to shareholders by the weighted average number of common shares outstanding for the period. Basic net income per share excludes dilution. Diluted net income per share reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock.

The following table sets forth the computation of basic net income per share and diluted net income per share:

	For the three months ended March 31,
(in thousands, except per share data)	2006	2005

Net income	$50,026	$43,018

Weighted average number of common shares outstanding	139,383	138,324
Dilutive effect of stock options using the treasury stock method	1,440	1,098

Weighted average number of common shares outstanding	140,823	139,422

Net income per share:
Basic	$0.36	$0.31
Diluted	$0.36	$0.31

All share and per share amounts in the consolidated financial statements have been restated to give effect to the two-for-one common stock split effected by Brown & Brown on November 28, 2005. The stock split was effected as a stock dividend.

NOTE 4 • New Accounting Pronouncements

Stock-Based Compensation - The Company grants stock options and non-vested stock awards (previously referred to as “restricted stock”) to its employees, officers and directors. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS 123R”), for its stock-based compensation plans. Among other things, SFAS 123R requires that compensation expense for all share-based awards be recognized in the financial statements based upon the grant-date fair value of those awards.

Prior to January 1, 2006, the Company accounted for stock-based compensation using the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations, and disclosure requirements established by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transitions and Disclosures (“SFAS 148”).

Under APB No. 25, no compensation expense was recognized for either stock options issued under the Company’s stock compensation plans or for stock purchased under the Company’s Employee Stock Purchase Plan (“ESPP”). The pro forma effects on net income and earnings per share for stock options and ESPP awards were instead disclosed in a footnote to the financial statements. Compensation expense was previously recognized for awards of non-vested stock, based upon the market value of the common stock on the date of award, on a straight-line basis over the requisite service period with the effect of forfeitures recognized as they occurred.

The following table represents the pro forma information for the three months ended March 31, 2005 (as previously disclosed) under the Company’s stock compensation plans had compensation cost for the stock options and common stock purchased under the ESPP been determined based on the fair value at the grant-date consistent with the method prescribed by SFAS No. 123:

(in thousands, except per share data)	For the three months ended March 31, 2005

Net income	As reported	$43,018
Add: Total stock-based compensation included in net income, net of tax effect	As reported	544
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax effect	Pro forma	(1,141)

Net income	Pro forma	$42,421

Basic earnings per share:	As reported	$0.31
	Pro forma	$0.31
Diluted earnings per share:	As reported	$0.31
	Pro forma	$0.31

The Company has adopted SFAS 123R using the modified-prospective transition method. Under this transition method, compensation cost recognized in the first quarter of 2006 includes:

•
compensation cost for all share-based awards (expected to vest) granted prior to, but not yet vested as of January 1, 2006, based upon grant-date fair value estimated in accordance with the original provisions of SFAS 123; and

•
compensation cost for all share-based awards (expected to vest) granted during the three-month period ended March 31, 2006 based upon grant-date fair value estimated in accordance with the provisions of SFAS 123R.

Results for prior periods have not been restated.

Upon adoption of SFAS 123R, the Company continued to use the Black-Scholes valuation model for valuing all stock options and shares granted under the ESPP. Compensation for non-vested stock awards is measured at fair value on the grant-date based upon the number of shares expected to vest and the quoted market price of the underlying common stock. Compensation cost for all awards will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period. The cumulative effect of changing from recognizing compensation expense for non-vested stock awards as forfeitures occurred to recognizing compensation expense for non-vested awards net of estimated forfeitures was not material.

The adoption of SFAS 123R had the following effect on the Company for the three months ended March 31, 2006:

•	Non-cash stock-based compensation is $2,330,000

•	Provision for income taxes is reduced by $899,000

•	Net income is reduced by $1,431,000

•	Basic earnings per share is reduced by $0.01

•	Diluted earnings per share is reduced by $0.01

•	Deferred tax assets increased by $899,000

In addition, prior to the adoption of SFAS 123R, the Company presented tax benefits resulting from the exercise of stock options as operating cash flows in the statement of cash flows. SFAS 123R requires that tax benefits associated with share-based payments be classified under financing activities in the statement of cash flows. Since no stock option shares were exercised that gave rise to excess tax deductions during the three months ended March 31, 2006, there is no effect of the adoption of SFAS 123R on the cash flow statement for the three months ended March 31, 2006.

See Note 5 for additional information regarding the Company’s stock-based compensation plans and the assumptions used to calculate the fair value of stock-based awards.

NOTE 5 • Employee Stock-Based Compensation

Stock Option Awards

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options on the grant-date under SFAS 123R, which is the same valuation technique previously used for pro forma disclosures under SFAS 123. The Company did not grant any options during the three months ended March 31, 2006, but did grant 12,000 shares during the three months ended March 31, 2005. The Company used the following weighted average assumptions for all options granted during the three months ended March 31, 2005:

Risk-free interest rate	4.50%
Expected life (in years)	6%
Expected volatility	35%
Dividend yield	0.86%

The risk-free interest rate is based upon the US Treasury yield curve on the date of grant with a remaining term approximating the expected term of the option granted. The expected term of the options granted is derived from historical data; employees are divided into two groups based upon expected exercise behavior and are considered separately for valuation purposes. The expected volatility is based upon the historical volatility of the Company’s common stock over the period of time equivalent to the expected term of the options granted. The dividend yield is based upon the Company’s best estimate of future dividend yield.

A summary of stock option activity for the three-month period ended March 31, 2006 is as follows:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	2,016,988	$10.83
Granted	-	$-
Exercised	12,337	$10.46
Forfeited	-	$-
Expired	-	$-
Outstanding at March 31, 2006	2,004,651	$10.83	5.6	$44,848
Exercisable at March 31, 2006	1,295,943	$8.06	4.9	$32,577

The weighted average grant-date fair value of stock options granted during the three-months ended March 31, 2006 and 2005 was $-0- and $8.51, respectively. The total intrinsic value of options exercised, determined as of the date of exercise, during the three months ended March 31, 2006 and 2005 was $251,000 and $378,000, respectively. Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for in-the-money stock options at March 31, 2006.

Non-Vested Stock Awards (“Performance Stock” or “PSP”)

The Company uses a lattice option-pricing model to estimate the fair value of PSP grants on the grant-date under SFAS 123R. A summary of PSP activity for the three months ended March 31, 2006 is as follows:

Performance Stock	Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2006	5,842,376	$8.59
Granted	16,345	$30.54
Vested	-	$—
Forfeited	141,062	$6.73
Outstanding at March 31, 2006	5,717,659	$8.71

The weighted average grant-date fair value of PSP grants for the three months ended March 31, 2006 and 2005, was $30.54 and $22.34, respectively. The total fair value of PSP grants that vested during each of the three months ended March 31, 2006 and 2005 was $-0-.

Employee Stock Purchase Plan (“ESPP”)

The Company has a shareholder approved ESPP. Employees of the Company who regularly work more than 20 hours per week are eligible to participate in the plan. Participants, through payroll deductions, may subscribe to purchase Company stock up to 10% of their compensation, to a maximum of $25,000, during each annual subscription period at a cost of 85% of the lower of the stock price as of the beginning or ending of the stock subscription period. During the three months ended March 31, 2006 and 2005, 194,090 and 144,696 shares of common stock (from authorized but unissued shares), respectively, were subscribed to by employees participating in the Company’s ESPP for proceeds of approximately $3,584,847 and $2,552,694, respectively.

As of March 31, 2006, there was approximately $40,636,000 of unrecognized compensation expense related to all non-vested share-based compensation arrangements granted under the Company’s stock compensation plans. That expense is expected to be recognized over a weighted-average period of  6.0 years.

NOTE 6 • Business Combinations

Acquisitions in 2006

For the three months ended March 31, 2006, Brown & Brown acquired the assets and assumed certain liabilities of three insurance intermediaries. The aggregate purchase price of these acquisitions was $72,144,000, including $61,994,000 of net cash payments, the issuance of $82,000 in notes payable and the assumption of $10,068,000 of liabilities. All of these acquisitions were acquired primarily to expand Brown & Brown’s core businesses and to attract and obtain high-quality individuals. Acquisition purchase prices are based primarily on a multiple of average annual operating profits earned over a one- to three-year period within a minimum and maximum price range. The initial asset allocation of an acquisition is based on the minimum purchase price, and any subsequent earn-out payment is allocated to goodwill.

All of these acquisitions have been accounted for as business combinations and are as follows:

(in thousands) Name	Business Segment	2006 Date of Acquisition	Net Cash Paid	Notes Payable	Recorded Purchase Price
Axiom Intermediaries, LLC	Brokerage	January 1	$60,292	$-	$60,292
Other	Various	Various	1,702	82	1,784
Total			$61,994	$82	$62,076

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition:

(in thousands)	Axiom	Other	Total
Fiduciary cash	$9,598	$-	$9,598
Other current assets	372	100	472
Fixed assets	435	25	460
Purchased customer accounts	17,363	858	18,221
Noncompete agreements	31	43	74
Goodwill	42,478	768	43,246
Other assets	73	-	73
Total assets acquired	70,350	1,794	72,144
Other current liabilities	(10,058)	(10)	(10,068
Total liabilities assumed	(10,058)	(10)	(10,068
Net assets acquired	$60,292	$1,784	$62,076

The results of operations for the acquisitions completed during 2006 have been combined with those of the Company since their respective acquisitions dates. If the acquisitions had occurred as of January 1, 2005, the Company’s results of operations would be as shown in the following table:

(UNAUDITED)	For the three months ended March 31,
(in thousands, except per share data)	2006	2005

Total revenues	$230,687	$208,194
Income before income taxes	$81,461	$72,028
Net income	$50,041	$43,943
Net income per share:
Basic	$0.36	$0.32
Diluted	$0.36	$0.32

Weighted average number of common shares outstanding:
Basic	139,383	138,324
Diluted	140,823	139,422

These proforma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

Additional consideration paid to sellers as a result of purchase price “earn-out” provisions are recorded as adjustments to intangible assets when the contingencies are settled. The net additional consideration paid by the Company in 2006 as a result of these adjustments totaled $30,913,000, of which $30,838,000 was allocated to goodwill. Of the $30,913,000 net additional consideration paid, $6,960,000 was paid in cash, $22,968,000 was issued in notes payable and $985,000 was assumed as net liabilities. As of March 31, 2006, the maximum future contingency payments related to acquisitions totaled $145,539,000.

 NOTE 7 • Goodwill

Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. Brown & Brown completed its most recent annual assessment as of November 30, 2005 and identified no impairment as a result of the evaluation.

The changes in goodwill for the three months ended March 31, 2006 are as follows:

(in thousands)	Retail	National Programs	Brokerage	Service	Total
Balance as of January 1, 2006	$292,212	$119,022	$137,750	$56	$549,040
Goodwill of acquired businesses	25,205	2,227	46,652	-	74,084
Goodwill disposed of relating to sales of businesses	-	-	-	-	-
Balance as of March 31, 2006	$317,417	$121,249	$184,402	$56	$623,124

NOTE 8 • Amortizable Intangible Assets

Amortizable intangible assets at March 31, 2006 and December 31, 2005 consisted of the following:

	March 31, 2006				December 31, 2005
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (years)
Purchased customer accounts	$516,645	$(134,465)	$382,180	14.9	$498,580	$(126,161)	$372,419	14.9
Noncompete agreements	34,319	(29,348)	4,971	7.0	34,154	(28,666)	5,488	7.0
Total	$550,964	$(163,813)	$387,151		$532,734	$(154,827)	$377,907

Amortization expense for other amortizable intangible assets for the years ending December 31, 2006, 2007, 2008, 2009 and 2010 is estimated to be $35,632,000, $35,026,000, $34,140,000, $33,672,000, and $33,016,000 respectively.

NOTE 9 • Long-Term Debt

Long-term debt at March 31, 2006 and December 31, 2005 consisted of the following:

(in thousands)	2006	2005

Unsecured Senior Notes	$200,000	$200,000
Acquisition notes payable	61,506	43,889
Term loan agreements	22,500	25,714
Revolving credit facility	-	-
Other notes payable	196	206
Total debt	284,202	269,809
Less current portion	(73,370)	(55,630)
Long-term debt	$210,832	$214,179

In July 2004, Brown & Brown completed a private placement of $200.0 million of unsecured senior notes (the Notes). The $200.0 million Notes are divided into two series: Series A, for $100.0 million due in 2011 and bearing interest at 5.57% per year; and Series B, for $100.0 million due in 2014 and bearing interest at 6.08% per year. The closing on the Series B Notes occurred on July 15, 2004. The closing on the Series A Notes occurred on September 15, 2004. Brown & Brown has used the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. As of March 31, 2006 and December 31, 2005 there was an outstanding balance of $200.0 million on the Notes.

In September 2003, Brown & Brown established an unsecured revolving credit facility with a national banking institution that provided for available borrowings of up to $75.0 million, with a maturity date of October 2008, bearing an interest rate based upon the 30-, 60- or 90-day London InterBank Offered Rate (LIBOR) plus 0.625% to 1.625%, depending upon the Company’s quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization and non-cash stock grant compensation. A commitment fee of 0.175% to 0.375% per annum is assessed on the unused balance. The 90-day LIBOR was 4.98% and 4.53% as of March 31, 2006 and December 31, 2005, respectively. There were no borrowings against this facility at March 31, 2006 or December 31, 2005.

In January 2001, Brown & Brown entered into a $90.0 million unsecured seven-year term loan agreement with a national banking institution, bearing an interest rate based upon the 30-, 60- or 90-day LIBOR plus 0.50% to 1.00%, depending upon Brown & Brown’s quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization and non-cash stock grant compensation. The 90-day LIBOR was 4.98% and 4.53% as of March 31, 2006 and December 31, 2005, respectively. The loan was fully funded on January 3, 2001 and as of March 31, 2006 had an outstanding balance of $22,500,000. This loan is to be repaid in equal quarterly installments of $3,200,000 through December 2007.

All three of these credit agreements require Brown & Brown to maintain certain financial ratios and comply with certain other covenants. Brown & Brown was in compliance with all such covenants as of March 31, 2006 and December 31, 2005.

To hedge the risk of increasing interest rates from January 2, 2002 through the remaining six years of its seven-year $90 million term loan, Brown & Brown entered into an interest rate exchange (“swap”) agreement that effectively converted the floating rate LIBOR-based interest payments to fixed interest rate payments at 4.53%. This agreement did not affect the required 0.50% to 1.00% credit risk spread portion of the term loan. In accordance with SFAS No. 133, as amended, the fair value of the interest rate swap of approximately $87,000, net of related income taxes of approximately $51,000, was recorded in other assets as of March 31, 2006, and $36,000, net of related income taxes of approximately $22,000, was recorded in other asset as of December 31, 2005; with the related change in fair value reflected as other comprehensive income. Brown & Brown has designated and assessed the derivative as a highly effective cash flow hedge.

Acquisition notes payable represent debt incurred to former owners of certain insurance operations acquired by Brown & Brown. These notes and future contingent payments are payable in monthly, quarterly and annual installments through February 2014, including interest in the range from 3.0% to 8.05%.

NOTE 10 • Supplemental Disclosures of Cash Flow Information

	For the three months ended March 31,
(in thousands)	2006	2005
Cash paid during the period for:

Interest	$6,187	$6,365

Income taxes	$4,430	$415

Brown & Brown’s significant non-cash investing and financing activities are summarized as follows:

	For the three months ended March 31,
(in thousands)	2006	2005
Unrealized holding gain (loss) on available-for-sale securities, net of tax effect of $256 for 2006; net of tax benefit of $243 for 2005	$438	$(783)
Net gain on cash-flow hedging derivative, net of tax effect of $30 for 2006, net of tax effect of $167 for 2005	$50	$300
Notes payable issued or assumed for purchased customer accounts	$23,050	$35,468
Notes received on the sale of fixed assets and customer accounts	$-	$582

NOTE 11 • Comprehensive Income

The components of comprehensive income, net of related income tax effects, are as follows:

	For the three months ended March 31,
(in thousands)	2006	2005

Net income	$50,026	$43,018

Net unrealized holding gain (loss) on available-for-sale securities	438	(783)

Net gain on cash-flow hedging derivative	50	300

Comprehensive income	$50,514	$42,535

NOTE 12 • Legal and Regulatory Proceedings

As previously disclosed, the Company (a) is one of numerous defendants to putative class action lawsuits purporting to be brought on behalf of policyholders and consolidated and transferred to a New Jersey federal court by the Judicial Panel on Multi-District Litigation (the “Antitrust Actions”), (b) has received a shareholder demand, and (c) has supplied information to various governmental agencies in response to verbal and written requests and subpoenas, all concerning issues related to compensation, and specifically related to the payment of contingent commissions and override commissions to insurance intermediaries, including the Company, by insurance carriers. The Company cannot currently predict the impact or resolution of the Antitrust Actions, the shareholder demand or the various governmental inquiries or lawsuits and thus cannot reasonably estimate a range of possible loss, which could be material, or whether the resolution of these matters may harm the Company’s business and/or lead to a decrease in or elimination of contingent commissions and override commissions, which could have a material adverse impact on the Company’s consolidated financial condition.

The Company is involved in numerous pending or threatened proceedings by or against Brown & Brown, Inc. or one or more of its subsidiaries that arise in the ordinary course of business. The damages that may be claimed against the Company in these various proceedings are substantial, including in many instances claims for punitive or extraordinary damages. Some of these claims and lawsuits have been resolved, others are in the process of being resolved, and others are still in the investigation or discovery phase. The Company will continue to respond appropriately to these claims and lawsuits, and to vigorously protect its interests. Although the ultimate outcome of the matters referenced in this paragraph cannot be ascertained and liabilities in indeterminate amounts may be imposed on Brown & Brown, Inc. or its subsidiaries, on the basis of present information, availability of insurance and legal advice received, it is the opinion of management that the disposition or ultimate determination of such claims will not have a material adverse effect on the Company’s consolidated financial position. However, (i) as one or more of the Company’s insurance carriers could take the position that portions of these claims are not covered by the Company’s insurance, (ii) to the extent that payments are made to resolve claims and lawsuits, applicable insurance policy limits are eroded, and (iii) as the claims and lawsuits relating to these matters are continuing to develop, it is possible that future results of operations or cash flows for any particular quarterly or annual period could be materially and adversely affected by unfavorable resolutions of these matters.

For a more complete discussion of the foregoing matters, please see Item 3 of Part I of our Annual Report on Form 10-K filed with the Securities and Exchange Commission for our fiscal year ended December 31, 2005 and Note 13 to the Consolidated Financial Statements contained in Item 8 of Part II thereof.

NOTE 13 • Segment Information

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

Summarized financial information concerning Brown & Brown’s reportable segments for the three months ended March 31, 2006 and 2005 is shown in the following table. The “Other” column includes any income and expenses not allocated to reportable segments and corporate-related items, including the inter-company interest expense charge to the reporting segment.

	For the three months ended March 31, 2006
	Retail	National Programs	Brokerage	Services	Other	Total
(in thousands)
Total revenues	$142,551	$39,001	$40,982	$6,658	$1,390	$230,582
Investment income	22	97	906	13	1,171	2,209
Amortization	4,828	2,188	1,962	11	11	9,000
Depreciation	1,374	536	419	105	161	2,595
Interest expense	4,784	2,617	4,441	1	(8,321)	3,522
Income before income taxes	47,170	12,034	7,986	1,531	12,715	81,436
Total assets	1,037,773	466,322	566,478	18,862	(407,033)	1,682,402
Capital expenditures	1,506	1,406	377	120	1,068	4,477

	For the three months ended March 31, 2005
	Retail	National Programs	Brokerage	Services	Other	Total
(in thousands)
Total revenues	$137,321	$33,048	$23,649	$6,384	$1,972	$202,374
Investment income	23	75	15	-	852	965
Amortization	4,723	2,031	755	11	15	7,535
Depreciation	1,416	471	202	106	172	2,367
Interest expense	5,374	2,673	1,789	1	(6,295)	3,542
Income before income taxes	43,445	8,495	7,060	1,405	10,108	70,513
Total assets	899,441	396,397	402,876	14,454	(251,643)	1,461,525
Capital expenditures	2,175	763	220	84	227	3,469

ITEM 2 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION UPDATES THE MD&A CONTAINED IN THE COMPANY’S 2005 ANNUAL REPORT ON FORM 10-K, AND THE TWO DISCUSSIONS SHOULD BE READ TOGETHER.

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

Our commissions and fees revenue are comprised of commissions paid by insurance companies and fees paid directly by customers. Commission revenues generally represent a percentage of the premium paid by the insured and are materially affected by fluctuations in both premium rate levels charged by insurance companies and the insureds’ underlying “insurable exposure units,” which are units that insurance companies use to measure or express insurance exposed to risk (such as property values, sales and payroll levels) so as to determine what premium to charge the insured. These premium rates are established by insurance companies based upon many factors, including reinsurance rates, none of which we control. Beginning in 1986 and continuing through 1999, commission revenues were adversely influenced by a consistent decline in premium rates resulting from intense competition among property and casualty insurance companies for market share. Among other factors, this condition of a prevailing decline in premium rates, commonly referred to as a “soft market,” generally resulted in flat to reduced commissions on renewal business. The effect of this softness in rates on our commission revenues was somewhat offset by our acquisitions and net new business production. As a result of increasing “loss ratios” (the comparison of incurred losses plus adjustment expenses against earned premiums) of insurance companies through 1999, there was a general increase in premium rates beginning in the first quarter of 2000 and continuing into 2003. During 2003, the increases in premium rates began to moderate, and in certain lines of insurance, premium rates decreased. In 2004, as general premium rates continued to moderate, the insurance industry experienced the worst hurricane season since 1992 when Hurricane Andrew hit south Florida. The insured losses from the 2004 hurricane season were absorbed relatively easily by the insurance industry and the general insurance premium rates continued to soften during 2005. During the third quarter of 2005, the insurance industry experienced the worst hurricane season ever recorded. Primarily as a result of these hurricanes, including Hurricanes Katrina, Rita and Wilma, the total insured losses are estimated to be in excess of $50 billion. The full impact that the 2005 insured losses will have on the insurance premium rates charged by insurance companies for 2006 is unknown, however, there appears to be a general consensus that there will be upward pressure on at least the insurance premium rates on coastal property, primarily in the southeastern part of the United States. In other parts of the country, premium rates continue to be generally “soft”.

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

The more critical accounting and reporting policies include our accounting for revenue recognition, business acquisitions and purchase price allocations, intangible assets impairments, reserves for litigation and derivative interests.  In particular, the accounting for these areas requires significant judgments to be made by management.  Different assumptions in the application of these policies could result in material changes in our consolidated financial position or consolidated results of operations.  Refer to Note 1 in the “Notes to Consolidated Financial Statements” in our 2005 Annual Report on Form 10-K on file with the Securities and Exchange Commission for details regarding all of our critical and significant accounting policies.

All share and per share information has been restated to give effect to a two-for-one common stock split that become effective November 28, 2005.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Consolidated Financial Statements and related Notes.

Financial information relating to our Condensed Consolidated Financial Results for the three month periods ended March 31, 2006 and 2005 is as follows (in thousands, except percentages):

	2006	2005	Percent Change
REVENUES
Commissions and fees	$194,448	$172,471	12.7%
Contingent commissions	33,467	27,844	20.2%
Investment income	2,209	965	128.9%
Other income, net	458	1,094	(58.1)%
Total revenues	230,582	202,374	13.9%

EXPENSES
Employee compensation and benefits	100,730	90,384	11.4%
Non-cash stock-based compensation	2,330	891	161.5%
Other operating expenses	30,969	27,142	14.1%
Amortization	9,000	7,535	19.4%
Depreciation	2,595	2,367	9.6%
Interest	3,522	3,542	(0.6)%
Total expenses	149,146	131,861	13.1%

Income before income taxes	$81,436	$70,513	15.5%

Net internal growth rate - core commissions and fees	1.2%	3.5%
Employee compensation and benefits ratio	43.7%	44.7%
Other operating expenses ratio	13.4%	13.4%

Capital expenditures	$4,477	$3,469
Total assets at March 31	$1,682,402	$1,461,525

Commissions and Fees

Commissions and fees revenue for the three month period ended March 31, 2006, including contingent commissions, increased $27.6 million, or 13.8%, over the same period in 2005. Core commissions and fees revenue, excluding divestitures, increased $22.5 million, or 13.1%, in the first quarter of 2006 over the first quarter of 2005. Of this increase in core commissions and fees revenue, approximately $20.3 million represents core commissions and fees from agencies acquired since the second quarter of 2005, and $2.2 million represents net new business production. Profit-sharing contingent commissions for the first quarter of 2006 increased $5.6 million over the first quarter of 2005.

Investment Income

Investment income for the three month period ended March 31, 2006 increased $1.2 million, or 128.9%, over the same period in 2005, due primarily to the higher investment yields earned in 2006 than during 2005.

Other Income, net

Other income consists primarily of gains and losses from the sale and disposition of assets. In the first quarter of 2006, gains of less than $0.1 million were recognized from the sale of customer accounts as compared with $1.0 million in the first quarter of 2005. Although we are not in the business of selling customer accounts, we periodically will sell an office or a book of business (one or more customer accounts) that does not produce reasonable margins or demonstrate a potential for growth.

Employee Compensation and Benefits

Employee compensation and benefits for the three month period ended March 31, 2006 increased approximately $10.3 million, or 11.4%, over the same period in 2005. This increase is primarily the result of acquisitions and increases in commissions paid on net new business. Employee compensation and benefits as a percentage of total revenues decreased to 43.7% in the first quarter of 2006, as compared with 44.7% in the same period of 2005. This improved ratio for the three month period was primarily the result of higher profit-sharing contingent commissions received in the 2006 quarter and a cost savings on our self-funded medical plan of approximately $1.2 million.

Non-Cash Stock-Based Compensation

Non-cash stock-based compensation for the three months ended March 31, 2006 increased approximately $1.4 million, or 161.5%. As more fully described in Note 4 and 5 of the Condensed Consolidated Financial Statements, the increase was due to the implementation of Statement of Financial Accounting Standards No. 123R, Share-Based Payment. The majority of the increased cost primarily relates to the expensing of the 15% discount granted to employee under the Company’s Employee Stock Purchase Plan.

Other Operating Expenses

As a percentage of total revenues, other operating expenses remained flat at 13.4% in both quarters of 2006 and 2005. Although legal claims and related expenses increased $1.6 million and travel & entertainment expenses increased $1.0 million in first quarter of 2006 over the first quarter of 2005, the overall expenses as a percent of total revenue remained flat, in part, due to the increased profit-sharing contingent commissions.

Amortization

Amortization expense increased $1.5 million, or 19.4%, in the first quarter of 2006 over the same quarter in 2005 due to the amortization of additional intangible assets as a result of new acquisitions.

Depreciation

Depreciation increased $0.2 million, or 9.6%, in the first quarter of 2006 over the same quarter in 2005 due primarily to the purchase of new computers, related equipment and software, and the depreciation associated with new acquisitions.

Interest Expense

Interest expense remained relatively constant at $3.5 million for the first quarter of 2006, primarily reflecting the carrying cost of the $200 million of unsecured senior Notes borrowed in the third quarter of 2004.

RESULTS OF OPERATIONS - SEGMENT INFORMATION

As discussed in Note 13 of the Notes to Condensed Consolidated Financial Statements, we operate in four reportable segments: the Retail, National Programs, Brokerage and Service Divisions. On a divisional basis, increases in amortization, depreciation and interest expenses are the result of new acquisitions within that division in a particular year. Likewise, other income in each division primarily reflects net gains on sales of customer accounts and fixed assets. In evaluating the operational efficiency of a division, management places greater emphasis on the net internal growth rate of core commissions and fees revenue, the gradual improvement of the ratio of employee compensation and benefits to total revenues, and the gradual improvement of the ratio of other operating expenses to total revenues.

Retail Division

The Retail Division provides a broad range of insurance products and services to commercial, public entity, professional and individual insured customers. Since the majority of our operating expenses do not change as premiums fluctuate, we believe that most of any fluctuation in the commissions, net of related compensation, that we receive will be reflected in our pre-tax income.

Financial information relating to Brown & Brown’s Retail Division for the three month periods ended March 31, 2006 and 2005 is as follows (in thousands, except percentages):

	2006	2005	Percent Change
REVENUES
Commissions and fees	$115,444	$112,215	2.9%
Contingent commissions	26,763	24,362	9.9%
Investment income	22	23	(4.3)%
Other income, net	322	721	(55.3)%
Total revenues	142,551	137,321	3.8%

EXPENSES
Employee compensation and benefits	62,631	60,751	3.1%
Non-cash stock-based compensation	739	547	35.1%
Other operating expenses	21,025	21,065	(0.2)%
Amortization	4,828	4,723	2.2%
Depreciation	1,374	1,416	(3.0)%
Interest	4,784	5,374	(11.0)%
Total expenses	95,381	93,876	1.6%

Income before income taxes	$47,170	43,445	8.6%

Net internal growth rate - core commissions and fees	(0.9)%	1.2%
Employee compensation and benefits ratio	43.9%	44.2%
Other operating expenses ratio	14.7%	15.3%

Capital expenditures	$1,506	$2,175
Total assets at March 31	$1,037,773	$899,441

The Retail Division’s total revenues during the three month period ended March 31, 2006 increased 3.8%, or $5.2 million, to $142.6 million. Profit-sharing contingent commissions for the quarter increased $2.4 million over the first quarter of 2005. Of the increase in revenues, approximately $4.7 million related to the core commissions and fees from acquisitions that had no comparable revenues in the same period of 2005. Commissions and fees recorded in the first quarter of 2005 from business divested prior to 2006 was $0.5 million.  The remaining net decrease is primarily due to net lost business in core commissions and fees. As such, the Retail Division’s internal growth rate for core commissions and fees was (0.9)% for the first quarter of 2006.

Income before income taxes for the three months ended March 31, 2006 increased 8.6%, or $3.7 million, to $47.2 million. This increase is primarily due to the earnings from acquisitions and improvement in other operating expenses.

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

Financial information relating to our National Programs Division for the three month periods ended March 31, 2006 and 2005 is as follows (in thousands, except percentages):

	2006	2005	Percent Change
REVENUES
Commissions and fees	$37,116	$31,689	17.1%
Contingent commissions	1,777	1,147	54.9%
Investment income	97	75	29.3%
Other income, net	11	137	(92.0)%
Total revenues	39,001	33,048	18.0%

EXPENSES
Employee compensation and benefits	15,672	13,975	12.1%
Non-cash stock-based compensation	131	91	44.0%
Other operating expenses	5,823	5,312	9.6%
Amortization	2,188	2,031	7.7%
Depreciation	536	471	13.8%
Interest	2,617	2,673	(2.1)%
Total expenses	26,967	24,553	9.8%

Income before income taxes	$12,034	$8,495	41.7%

Net internal growth rate - core commissions and fees	6.8%	7.0%
Employee compensation and benefits ratio	40.2%	42.3%
Other operating expenses ratio	14.9%	16.1%

Capital expenditures	$1,406	$763
Total assets at March 31	$466,322	$396,397

Total revenues for National Programs for the three month period ended March 31, 2006 increased 18.0%, or $6.0 million, to $39.0 million. Profit-sharing contingent commissions for the first quarter of 2006 increased $0.6 million over the first quarter of 2005. Of the increase in revenues, approximately $2.5 million related to core commissions and fees from acquisitions that had no comparable revenues in the same period of 2005. The remaining increase is primarily due to net new business growth. Therefore, the National Programs Division internal growth rate for the core commissions and fees was 6.8%. Although the Professional Programs Unit had a decrease of 5.7% in internal growth rate due to the continued softening of professional liability rates, it was offset by a 13.3% internal growth rate in our Special Programs Unit which was led by increased premium rates in our condominium program at our Florida Intracoastal Underwriters (“FIU”) profit center and net new business in our public entity business.

Income before income taxes for the three months ended March 31, 2006 increased 41.7%, or $3.5 million, to $12.0 million, over the same period in 2005, which is primarily due to net new business growth and earnings from acquisitions completed since the second quarter of 2005.

Brokerage Division

The Brokerage Division markets and sells excess and surplus commercial and personal lines insurance and reinsurance, primarily through independent agents and brokers. Like the Retail and National Programs Divisions, the Brokerage Division’s revenues are primarily commission-based.

Financial information relating to our Brokerage Division for the three month periods ended March 31, 2006 and 2005 is as follows (in thousands, except percentages):

	2006	2005	Percent Change
REVENUES
Commissions and fees	$35,143	$21,366	64.5%
Contingent commissions	4,927	2,260	118.0%
Investment income	906	15	NMF %
Other income, net	6	8	(25.0)%
Total revenues	40,982	23,649	73.3%

EXPENSES
Employee compensation and benefits	18,610	10,462	77.9%
Non-cash stock-based compensation	130	41	217.1%
Other operating expenses	7,434	3,340	122.6%
Amortization	1,962	755	159.9%
Depreciation	419	202	107.4%
Interest	4,441	1,789	148.2%
Total expenses	32,996	16,589	98.9%

Income before income taxes	$7,986	$7,060	13.1%

Net internal growth rate - core commissions and fees	3.3%	15.5%
Employee compensation and benefits ratio	45.4%	44.2%
Other operating expenses ratio	18.1%	14.1%

Capital expenditures	$377	$220
Total assets at March 31	$566,478	$402,876

The Brokerage Division’s total revenues for the three month period ended March 31, 2006 increased 73.3%, or $17.3 million, to $41.0 million over the same period in 2005. Proft-sharing contingent commissions for the first quarter of 2006 increased $2.7 million from the same quarter of 2005. Of the increase in revenues, approximately $13.1 million related to core commissions and fees from acquisitions that had no comparable revenues in the same period of 2005.  The remaining increase is primarily due to net new business growth in core commissions and fees.

Income before income taxes for the three months ended March 31, 2006 increased 13.1%, or $0.9 million, to $8.0 million over the same period in 2005, primarily due to acquisitions and net new business.

Services Division

The Services Division provides insurance-related services, including third-party administration, consulting for the workers’ compensation and employee benefit self-insurance markets, and managed healthcare services. Unlike our other segments, approximately 96% of the Services Division’s 2006 commissions and fees revenue is generated from fees, which are not significantly affected by fluctuations in general insurance premiums.

Financial information relating to our Services Division for the three month periods ended March 31, 2006 and 2005 is as follows (in thousands, except percentages):

	2006	2005	Percent Change
REVENUES
Commissions and fees	$6,644	$6,384	4.1%
Contingent commissions	-	-	-
Investment income	13	-	NMF
Other income, net	1	-	NMF
Total revenues	6,658	6,384	4.3%

EXPENSES
Employee compensation and benefits	3,900	3,805	2.5%
Non-cash stock-based compensation	30	31	(3.2)%
Other operating expenses	1,080	1,025	5.4%
Amortization	11	11	-%
Depreciation	105	106	(0.9)%
Interest	1	1	-%
Total expenses	5,127	4,979	3.0%

Income before income taxes	$1,531	$1,405	9.0%

Net internal growth rate - core commissions and fees	4.1%	11.3%
Employee compensation and benefits ratio	58.6%	59.6%
Other operating expenses ratio	16.2%	16.1%

Capital expenditures	$120	$84
Total assets at March 31	$18,862	$14,454

The Service Division’s total revenues for the three month period ended March 31, 2006 increased 4.3%, or $0.3 million, to $6.7 million from the same period in 2005. Core commissions and fees reflect an internal growth rate of 4.1% for the first quarter of 2006.

Income before income taxes for the three month period ended March 31, 2006 increased 9.0%, or $0.1 million, to $1.5 million from the same period in 2005, primarily as a result of net new business.

Other

As discussed in Note 13 of the Notes to Consolidated Financial Statements, the “Other” column in the Segment Information table includes any income and expenses not allocated to reportable segments, and corporate-related items, including the inter-company interest expense charged to the reporting segment.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents of $73.7 million at March 31, 2006 reflected a decrease of $26.9 million from the $100.6 million balance at December 31, 2005. For the three month period ended March 31, 2006, $52.0 million of cash was provided from operating activities. Also during this period, $59.4 million of cash was used for acquisitions, $4.5 million was used for additions to fixed assets, $8.7 million was used for payments on long-term debt and $7.0 million was used for payment of dividends.

Contractual Cash Obligations

As of March 31, 2006, our contractual cash obligations were as follows:

(in thousands)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt	$284,187	$73,363	$10,497	$297	$200,030
Capital lease obligations	15	7	8	-	-
Other long-term liabilities	13,304	10,600	930	654	1,120
Operating leases	80,639	19,852	31,108	20,947	8,732
Interest obligations	82,191	12,697	23,607	23,320	22,567
Maximum future acquisition	145,539	85,326	60,204	9	-
contingency payments

Total contractual cash obligations	$605,875	$201,845	$126,354	$45,227	$232,449

In July 2004, we completed a private placement of $200.0 million of unsecured senior notes (the “Notes”). The $200.0 million Notes are divided into two series: Series A, for $100.0 million due in 2011 and bearing interest at 5.57% per year; and Series B, for $100.0 million due in 2014 and bearing interest at 6.08% per year. The closing on the Series B Notes occurred on July 15, 2004. The closing on the Series A Notes occurred on September 15, 2004. We have used the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. As of March 31, 2006, there was an outstanding balance of $200.0 million on the Notes.

In September 2003, we established an unsecured revolving credit facility with a national banking institution that provided for available borrowings of up to $75.0 million, with a maturity date of October 2008, bearing an interest rate based upon the 30-, 60- or 90-day London Interbank Offered Rate, (LIBOR) plus 0.625% to 1.625%, depending upon our quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization and non-cash stock grant compensation. A commitment fee of 0.175% to 0.375% per annum was assessed on the unused balance. The 90-day LIBOR was 4.98% as of March 31, 2006. There were no borrowings against this facility at March 31, 2006.

In January 2001, we entered into a $90.0 million, unsecured seven-year term loan agreement with a national banking institution. Borrowings under this facility bear interest based upon the 30-, 60- or 90-day LIBOR plus a credit risk spread ranging from 0.50% to 1.00%, depending upon our quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization and non-cash stock grant compensation. The 90-day LIBOR was 4.98% as of March 31, 2006. The loan was fully funded on January 3, 2001, and a balance of $22.5 million remained outstanding as of March 31, 2006. This loan is to be repaid in equal quarterly principal installments of $3.2 million through December 2007. Effective January 2, 2002, we entered into an interest rate exchange (swap) agreement with a national banking institution to lock in an effective fixed interest rate of 4.53% for the remaining six years of the term loan, excluding our credit risk spread of between 0.50% and 1.00%.

All of our credit agreements require us to maintain certain financial ratios and comply with certain other covenants. We were in compliance with all such covenants as of March 31, 2006 and December 31, 2005.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and equity prices. We are exposed to market risk through our investments, revolving credit line and term loan agreements.

Our invested assets are held as cash and cash equivalents, restricted cash, available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit. These investments are subject to interest rate risk and equity price risk. The fair values of our cash and cash equivalents, restricted cash, and certificates of deposit at March 31, 2006 and December 31, 2005 approximated their respective carrying values due to their short-term duration and therefore such market risk is not considered to be material.

We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date. However, we have no current intentions to add to or dispose of any of the 559,970 common stock shares of Rock-Tenn Company, a publicly-held New York Stock Exchange listed company, which we have owned for more than ten years. The investment in Rock-Tenn Company accounted for 71% and 68% of the total value of available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit as of March 31, 2006 and December 31, 2005, respectively. Rock-Tenn Company's closing stock price at March 31, 2006 and December 31, 2005 was $14.99 and $13.65 respectively. Our exposure to equity price risk is primarily related to the Rock-Tenn Company investment. As of March 31, 2006, the value of the Rock-Tenn Company investment was $8,394,000.

To hedge the risk of increasing interest rates from January 2, 2002 through the remaining six years of our seven-year $90 million term loan, on December 5, 2001 we entered into an interest rate swap agreement that effectively converted the floating rate interest payments based on LIBOR to fixed interest rate payments at 4.53%. This agreement did not impact or change the required 0.50% to 1.00% credit risk spread portion of the term loan. We do not otherwise enter into derivatives, swaps or other similar financial instruments for trading or speculative purposes.

At March 31, 2006, the interest rate swap agreement was as follows:

(in thousands, except percentages)	Contractual/ Notional Amount	Fair Value	Weighted Average Pay Rates	Weighted Average Received Rates

Interest rate swap agreement	$22,500	$138	4.53%	4.25%

 ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation (the “Evaluation”) required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls provide reasonable assurance that the Disclosure Controls, as described in this Item 4, are effective in alerting them timely to material information required to be included in our periodic SEC reports.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, those controls.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

As previously disclosed, the Company (a) is one of numerous defendants to putative class action lawsuits purporting to be brought on behalf of policyholders and consolidated and transferred to a New Jersey federal court by the Judicial Panel on Multi-District Litigation (the “Antitrust Actions”), (b) has received a shareholder demand, and (c) has supplied information to various governmental agencies in response to verbal and written requests and subpoenas, all concerning issues related to compensation, and specifically related to the payment of contingent commissions and override commissions to insurance intermediaries, including the Company, by insurance carriers. The Company cannot currently predict the impact or resolution of the Antitrust Actions, the shareholder demand or the various governmental inquiries or lawsuits and thus cannot reasonably estimate a range of possible loss, which could be material, or whether the resolution of these matters may harm the Company’s business and/or lead to a decrease in or elimination of contingent commissions and override commissions, which could have a material adverse impact on the Company’s consolidated financial condition.

The Company is involved in numerous pending or threatened proceedings by or against Brown & Brown, Inc. or one or more of its subsidiaries that arise in the ordinary course of business. The damages that may be claimed against the Company in these various proceedings are substantial, including in many instances claims for punitive or extraordinary damages. Some of these claims and lawsuits have been resolved, others are in the process of being resolved, and others are still in the investigation or discovery phase. The Company will continue to respond appropriately to these claims and lawsuits, and to vigorously protect its interests. Although the ultimate outcome of the matters referenced in this paragraph cannot be ascertained and liabilities in indeterminate amounts may be imposed on Brown & Brown, Inc. or its subsidiaries, on the basis of present information, availability of insurance and legal advice received, it is the opinion of management that the disposition or ultimate determination of such claims will not have a material adverse effect on the Company’s consolidated financial position. However, (i) as one or more of the Company’s insurance carriers could take the position that portions of these claims are not covered by the Company’s insurance, (ii) to the extent that payments are made to resolve claims and lawsuits, applicable insurance policy limits are eroded, and (iii) as the claims and lawsuits relating to these matters are continuing to develop, it is possible that future results of operations or cash flows for any particular quarterly or annual period could be materially and adversely affected by unfavorable resolutions of these matters.

For a more complete discussion of the foregoing matters, please see Item 3 of Part I of our Annual Report on Form 10-K filed with the Securities and Exchange Commission for our fiscal year ended December 31, 2005 and Note 13 to the Consolidated Financial Statements contained in Item 8 of Part II thereof.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors previously disclosed in Item 1A, “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

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

The Company filed a current report on Form 8-K on February 10, 2006. This current report reported Item 12, which announced that the Company issued a press release on February 9, 2006, relating to the Company’s earnings for the fourth quarter of fiscal year 2005.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN & BROWN, INC.

/S/ CORY T. WALKER
Date: May 10, 2006	Cory T. Walker Sr. Vice President, Chief Financial Officer and Treasurer (duly authorized officer, principal financial officer and principal accounting officer)