Form 10-Q
period 2006-06-30
BROWN & BROWN INC
filed 2006-08-09
CIK 79282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

The number of shares of the Registrant’s common stock, $.10 par value, outstanding as of August 2, 2006 was 139,480,235.

BROWN & BROWN, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands, except per share data)	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005

REVENUES
Commissions and fees	$217,427	$192,738	$445,342	$393,053
Investment income	2,956	1,524	5,165	2,489
Other income, net	424	1,669	882	2,763
Total revenues	220,807	195,931	451,389	398,305

EXPENSES
Employee compensation and benefits	103,180	94,100	203,910	184,484
Non-cash stock-based compensation	1,434	788	3,764	1,679
Other operating expenses	30,134	25,980	61,103	53,122
Amortization	8,978	8,357	17,978	15,892
Depreciation	2,785	2,527	5,380	4,894
Interest	3,329	3,711	6,851	7,253
Total expenses	149,840	135,463	298,986	267,324

Income before income taxes	70,967	60,468	152,403	130,981

Income taxes	26,536	23,435	57,946	50,930

Net income	$44,431	$37,033	$94,457	$80,051

Net income per share:
Basic	$0.32	$0.27	$0.68	$0.58
Diluted	$0.32	$0.27	$0.67	$0.57

Weighted average number of shares outstanding:
Basic	139,511	138,312	139,447	138,318
Diluted	141,006	139,476	140,915	139,448

Dividends declared per share	$0.05	$0.04	$0.10	$0.08

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED
BALANCE SHEETS
(UNAUDITED)

(in thousands, except per share data)	June 30, 2006	December 31, 2005

ASSETS
Current Assets:
Cash and cash equivalents	$33,148	$100,580
Restricted cash and investments	275,959	229,872
Short-term investments	2,799	2,748
Premiums, commissions and fees receivable	276,730	257,930
Other current assets	21,767	28,637
Total current assets	610,403	619,767

Fixed asset	43,730	39,398
Goodwill	646,027	549,040
Amortizable intangible assets, net	390,252	377,907
Investments	9,656	8,421
Other assets	15,163	14,127
Total assets	$1,715,231	$1,608,660

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Premiums payable to insurance companies	$463,352	$397,466
Premium deposits and credits due customers	28,884	34,027
Accounts payable	33,784	21,161
Accrued expenses	62,837	74,534
Current portion of long-term debt	17,990	55,630
Total current liabilities	606,847	582,818

Long-term debt	208,181	214,179

Deferred income taxes, net	37,531	35,489

Other liabilities	12,688	11,830

Shareholders’ Equity:
Common stock, par value $0.10 per share;
authorized 280,000 shares; issued and
outstanding 139,480 at 2006 and 139,383 at 2005	13,948	13,938
Additional paid-in capital	197,581	193,313
Retained earnings	633,159	552,647
Accumulated of other comprehensive income, net of related income tax
effect of $3,104 at 2006 and $2,606 at 2005	5,296	4,446

Total shareholders’ equity	849,984	764,344

Total liabilities and shareholders’ equity	$1,715,231	$1,608,660

See accompanying notes to condensed consolidated financial statements.

 BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS
(UNAUDITED)

	For the six months ended June 30,
(n thousands)	2006	2005

Cash flows from operating activities:
Net income	$94,457	$80,051
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	17,978	15,892
Depreciation	5,380	4,894
Non-cash stock-based compensation	3,764	1,679
Deferred income taxes	1,544	925
Net gain on sales of investments, fixed
assets and customer accounts	(249)	(2,515)
Changes in operating assets and liabilities, net of effect
from acquisitions and divestitures:
Restricted cash and investments (increase)	(46,087)	(89,021)
Premiums, commissions and fees receivable (increase)	(18,328)	(44,814)
Other assets decrease	5,998	9,183
Premiums payable to insurance companies increase	55,621	128,046
Premium deposits and credits due customers (decrease)	(5,143)	(8,271)
Accounts payable increase	12,481	4,441
Accrued expenses (decrease)	(12,958)	(5,219)
Other liabilities increase (decrease)	666	(988)
Net cash provided by operating activities	115,124	94,283

Cash flows from investing activities:
Additions to fixed assets	(9,096)	(7,210)
Payments for businesses acquired, net of cash acquired	(89,014)	(215,155)
Proceeds from sales of fixed assets and customer accounts	612	2,005
Purchases of investments	(47)	(190)
Proceeds from sales of investments	12	521
Net cash used in investing activities	(97,533)	(220,029)
Cash flows from financing activities:
Payments on long-term debt	(71,593)	(8,766)
Borrowings on revolving credit facility	-	50,000
Payments on revolving credit facility	-	(50,000))
Issuances of common stock for employee stock benefit plans	514	410
Cash dividends paid	(13,944)	(11,064)
Net cash used in financing activities	(85,023)	(19,420)
Net decrease in cash and cash equivalents	(67,432)	(145,166)
Cash and cash equivalents at beginning of period	100,580	188,106
Cash and cash equivalents at end of period	$33,148	$42,940

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 • Nature of Operations

Brown & Brown, Inc., a Florida corporation, and its subsidiaries (collectively, Brown & Brown or the “Company”) is a diversified insurance agency, brokerage, and services organization that markets and sells to its customers insurance products and services, primarily in the property and casualty area. Brown & Brown’s business is divided into four reportable segments: the Retail Division, which provides a broad range of insurance products and services to commercial, public entity, professional and individual customers; the National Programs Division, which is comprised of two units - Professional Programs, which provides professional liability and related package products for certain professionals delivered through nationwide networks of independent agents, and Special Programs, which markets targeted products and services designated for specific industries, trade groups, governmental entities and market niches; the Brokerage Division, which markets and sells excess and surplus commercial and personal lines insurance, and reinsurance, primarily through independent agents and brokers; and the Services Division, which provides insurance-related services, including third-party administration, consulting for the workers’ compensation and managed healthcare services, and Medicare set-aside services and programs.

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

          Results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

The following table sets forth the computation of basic net income per share and diluted net income per share:

(in thousands, except per share data)	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005

Net income	$44,431	$37,033	$94,457	$80,051

Weighted average number of common shares
outstanding	139,511	138,312	139,447	138,318

Dilutive effect of stock options using the
treasury stock method	1,495	1,164	1,468	1,130

Weighted average number of shares
outstanding	141,006	139,476	140,915	139,448

Net income per share:
Basic	$0.32	$0.27	$0.68	$0.58
Diluted	$0.32	$0.27	$0.67	$0.57

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

Under APB No. 25, no compensation expense was recognized for either stock options issued under the Company’s stock compensation plans or for stock purchased under the Company’s 1990 Employee Stock Purchase Plan (“ESPP”). The pro forma effects on net income and earnings per share for stock options and ESPP awards were instead disclosed in a footnote to the financial statements. Compensation expense was previously recognized for awards of non-vested stock, based upon the market value of the common stock on the date of award, on a straight-line basis over the requisite service period with the effect of forfeitures recognized as they occurred.

The following table represents the pro forma information for the three and six months ended June 30, 2005 (as previously disclosed) under the Company’s stock compensation plans had compensation cost for the stock options and common stock purchased under the ESPP been determined based on the fair value at the grant-date consistent with the method prescribed by SFAS No. 123R:

(in thousands, except per share data)		Periods Ended June 30, 2005
		Three Months	Six months

Net income	As reported	$37,033	$80,051
Add: Total stock-based compensation included in net income, net of tax effect	As reported	483	1,028
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax effect	Pro forma	(1,139)	(2,337)

Net income	Pro forma	$36,377	$78,742

Basic earnings per share:	As reported	$0.27	$0.58
	Pro forma	$0.26	$0.57
Diluted earnings per share:	As reported	$0.27	$0.57
	Pro forma	$0.26	$0.56

The Company has adopted SFAS 123R using the modified-prospective transition method. Under this transition method, compensation cost recognized in the first and second quarters of 2006 includes:

•
compensation cost for all share-based awards (expected to vest) granted prior to, but not yet vested as of January 1, 2006, based upon grant-date fair value estimated in accordance with the original provisions of SFAS 123; and

•
compensation cost for all share-based awards (expected to vest) granted during the three and six months ended June 30, 2006 based upon grant-date fair value estimated in accordance with the provisions of SFAS 123R.

Results for prior periods have not been restated.

Upon adoption of SFAS 123R, the Company continued to use the Black-Scholes valuation model for valuing all stock options and shares granted under the ESPP. Compensation for non-vested stock awards is measured at fair value on the grant-date based upon the number of shares expected to vest. Compensation cost for all awards will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period. The cumulative effect of changing from recognizing compensation expense for non-vested stock awards as forfeitures occurred to recognizing compensation expense for non-vested awards net of estimated forfeitures was not material.

The adoption of SFAS 123R had the following effect on the Company for the three- and six- months ended June 30, 2006:

(in thousands, except per share data)	Three Month Period	Six Month Period
Non-cash stock-based compensation	$(12)	$872
Reduction (increase) in:
Provision for income taxes	$(4)	$336
Net income	$(8)	$536
Basic earnings per share	$–	$–
Diluted earnings per share	$–	$–
Increase (decrease) in deferred tax assets	$(4)	$336

In addition, prior to the adoption of SFAS 123R, the Company presented tax benefits resulting from the exercise of stock options as operating cash flows in the statement of cash flows. SFAS 123R requires that tax benefits associated with share-based payments be classified under financing activities in the statement of cash flows. Since no stock option shares were exercised that gave rise to excess tax deductions during the three or six months ended June 30, 2006, there is no effect of the adoption of SFAS 123R on the cash flow statement for the three or six months ended June 30, 2006.

See Note 5 for additional information regarding the Company’s stock-based compensation plans and the assumptions used to calculate the fair value of stock-based awards.

NOTE 5 • Employee Stock-Based Compensation

Stock Option Awards

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options on the grant-date under SFAS 123R, which is the same valuation technique previously used for pro forma disclosures under SFAS 123. The Company did not grant any options during the three or six months ended June 30, 2006, but did grant 12,000 shares during the six months ended June 30, 2005. The Company used the following weighted average assumptions for all options granted during the six months ended June 30, 2005:

Risk-free interest rate	4.5%
Expected life (in years)	6
Expected volatility	35%
Dividend yield	0.86%

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

A summary of stock option activity for the six-month period ended June 30, 2006 is as follows:

Stock Options	Shares Under option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Outstanding at January 1, 2006	2,016,988	$10.83
Granted	-	$ -
Exercised	35,017	$ 7.35
Forfeited	-	$ -
Expired	-	$ -
Outstanding at June 30, 2006	1,981,971	$10.89	5.4	36,335
Exercisable at June 30, 2006	1,273,263	$ 8.10	4.7	26,885

The weighted average grant-date fair value of stock options granted during the six-months ended June 30, 2005 was $8.51. The total intrinsic value of options exercised, determined as of the date of exercise, during the six months ended June 30, 2006 and 2005 was $818,000 and $850,000, respectively. Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for in-the-money stock options at June 30, 2006.

Non-Vested Stock Awards (“Performance Stock Plan” or “PSP”)

The Company uses a path-depended lattice model to estimate the fair value of PSP grants on the grant-date under SFAS 123R. A summary of PSP activity for the six months ended June 30, 2006 is as follows:

Stock Options	Weighted- Average Grant Date Fair Value	Granted Shares	Awarded Shares	Shares Not Yet Awarded

Outstanding at January 1, 2006	$5.21	6,349,298	5,622,920	726,378
Granted	$19.73	122,845	-	122,845
Awarded	$11.50	-	253,672	(253,672)
Vested	$10.89	(1,086)	(1,086)	-
Forfeited	$5.32	(220,840)	(199,770)	(21,070)
Outstanding at June 30, 2006	$5.51	6,250,217	5,675,736	574,481

The weighted average grant-date fair value of PSP grants for the six months ended June 30, 2006 and 2005 was $19.73 and $14.13, respectively. The total fair value of PSP grants that vested during each of the six months ended June 30, 2006 and 2005 was $35,000 and $-0-, respectively.

Employee Stock Purchase Plan (“ESPP”)

The Company has a shareholder approved ESPP. Employees of the Company who regularly work more than 20 hours per week are eligible to participate in the plan. Participants, through payroll deductions, may subscribe to purchase Company stock up to 10% of their compensation, to a maximum of $25,000, during each annual subscription period at a cost of 85% of the lower of the stock price as of the beginning or ending of the stock subscription period. During the six months ended June 30, 2006 and 2005, 305,451 and 266,935 shares of common stock (from authorized but unissued shares), respectively, were subscribed to by employees participating in the Company’s ESPP for proceeds of approximately $5,642,000 and $4,709,000, respectively.

As of June 30, 2006, there was approximately $17.2 million of unrecognized compensation expense related to all non-vested share-based compensation arrangements granted under the Company’s stock compensation plans. That expense is expected to be recognized over a weighted-average period of 10.2 years.

NOTE 6 • Business Combinations

Acquisitions in 2006

For the six months ended June 30, 2006, Brown & Brown acquired the assets and assumed certain liabilities of 11 entities. The aggregate purchase price of these acquisitions was $101,507,000, including $87,023,000 of net cash payments, the issuance of $3,582,000 in notes payable and the assumption of $10,902,000 of liabilities. Substantially all of these acquisitions were acquired primarily to expand Brown & Brown’s core businesses and to attract and obtain high-quality individuals. Acquisition purchase prices are based primarily on a multiple of average annual operating profits earned over a one- to three-year period within a minimum and maximum price range. The initial asset allocation of an acquisition is based on the minimum purchase price, and any subsequent earn-out payment is allocated to goodwill.

All of these acquisitions have been accounted for as business combinations and are as follows:

(in thousands) Name	Business Segment	2006 Date of Acquisition	Net Cash Paid	Notes Payable	Recorded Purchase Price
Axiom Intermediaries, LLC	Brokerage	January 1	$60,292	$-	$60,292
Other	Various	Various	26,731	3,582	30,313
Total			$87,023	$3,582	$90,605

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition:

(in thousands)	Axiom	Other	Total
Fiduciary cash	$9,598	$-	$9,598
Other current assets	372	100	472
Fixed assets	435	361	796
Purchased customer accounts	14,022	16,161	30,183
Noncompete agreements	31	207	238
Goodwill	45,819	14,328	60,147
Other assets	73	-	73
Total assets acquired	70,350	31,157	101,507
Other current liabilities	(10,058)	(652)	(10,710)
Other liabilities	-	(192)	(192)
Total liabilities assumed	(10,058)	(844)	(10,902)
Net assets acquired	$60,292	$30,313	$90,605

The results of operations for the acquisitions completed during 2006 have been combined with those of the Company since their respective acquisitions dates. If the acquisitions had occurred as of January 1, 2005, the Company’s results of operations would be as shown in the following table:

	For the three months		For the six months
(UNAUDITED)	ended June 30,		ended June 30,
(in thousands, except per share data)	2006	2005	2006	2005

Total revenues	$222,314	$203,859	$456,896	$414,788

Income before income taxes	71,479	63,089	154,284	136,452

Net income	44,751	38,638	95,623	83,395

Net income per share:
Basic	$0.32	$0.28	$0.69	$0.60
Diluted	$0.32	$0.28	$0.68	$0.60

Weighted average number of shares outstanding:
Basic	139,511	138,312	139,447	138,318
Diluted	141,006	139,476	140,915	139,448

These pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

Additional consideration paid to sellers as a result of purchase price “earn-out” provisions are recorded as adjustments to intangible assets when the contingencies are settled. The net additional consideration paid by the Company in 2006 as a result of these adjustments totaled $36,921,000, of which $36,840,000 was allocated to goodwill. Of the $36,921,000 net additional consideration paid, $11,591,000 was paid in cash, $24,373,000 was issued in notes payable and $957,000 was assumed as net liabilities. As of June 30, 2006, the maximum future contingency payments related to acquisitions totaled $188,533,000.

 NOTE 7 • Goodwill

Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. Brown & Brown completed its most recent annual assessment as of November 30, 2005 and identified no impairment as a result of the evaluation.

The changes in goodwill for the six months ended June 30, 2006 are as follows:

(in thousands)	Retail	National Programs	Brokerage	Service	Total
Balance as of January 1, 2006	$292,212	$119,022	$137,750	$56	$549,040
Goodwill of acquired businesses	32,439	7,110	54,724	2,714	96,987
Goodwill disposed of relating to sales of businesses	-	-	-	-	-
Balance as of June 30, 2006	$324,651	$126,132	$192,474	$2,770	$646,027

NOTE 8 • Amortizable Intangible Assets

Amortizable intangible assets at June 30, 2006 and December 31, 2005 consisted of the following:

	June 30, 2006				December 31, 2005
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (years)

Purchased customer accounts	$521,234	$(135,509)	$385,725	14.9	$498,580	$(126,161)	$372,419	14.9
Noncompete agreements	25,492	(20,965)	4,527	7.7	34,154	(28,666)	5,488	7.0
Total	$546,726	$(156,474)	$390,252		$532,734	$(154,827)	$377,907

Amortization expense for other amortizable intangible assets for the years ending December 31, 2006, 2007, 2008, 2009 and 2010 is estimated to be $36,094,000, $35,850,000, $34,964,000, $34,496,000, and $33,839,000 respectively.

NOTE 9 • Long-Term Debt

Long-term debt at June 30, 2006 and December 31, 2005 consisted of the following:

(in thousands)	2006	2005
Unsecured Senior Notes	$200,000	$200,000
Acquisition notes payable	6,699	43,889
Term loan agreements	19,286	25,714
Revolving credit facility	-	-
Other notes payable	186	206
Total debt	226,171	269,809
Less current portion	(17,990)	(55,630)
Long-term debt	$208,181	$214,179

In July 2004, Brown & Brown completed a private placement of $200.0 million of unsecured senior notes (the Notes). The $200.0 million Notes are divided into two series: Series A, for $100.0 million due in 2011 and bearing interest at 5.57% per year; and Series B, for $100.0 million due in 2014 and bearing interest at 6.08% per year. The closing on the Series B Notes occurred on July 15, 2004. The closing on the Series A Notes occurred on September 15, 2004. Brown & Brown has used the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. As of June 30, 2006 and December 31, 2005 there was an outstanding balance of $200.0 million on the Notes.

In September 2003, Brown & Brown established an unsecured revolving credit facility with a national banking institution that provided for available borrowings of up to $75.0 million, with a maturity date of October 2008, bearing an interest rate based upon the 30-, 60- or 90-day London InterBank Offered Rate (LIBOR) plus 0.625% to 1.625%, depending upon the Company’s quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization and non-cash stock grant compensation. A commitment fee of 0.175% to 0.375% per annum is assessed on the unused balance. The 90-day LIBOR was 5.50% and 4.53% as of June 30, 2006 and December 31, 2005, respectively. There were no borrowings against this facility at June 30, 2006 or December 31, 2005.

In January 2001, Brown & Brown entered into a $90.0 million unsecured seven-year term loan agreement with a national banking institution, bearing an interest rate based upon the 30-, 60- or 90-day LIBOR plus 0.50% to 1.00%, depending upon Brown & Brown’s quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization and non-cash stock grant compensation. The 90-day LIBOR was 5.50% and 4.53% as of June 30, 2006 and December 31, 2005, respectively. The loan was fully funded on January 3, 2001 and as of June 30, 2006 had an outstanding balance of $19,286,000. This loan is to be repaid in equal quarterly installments of $3,200,000 through December 2007.

All three of these credit agreements require Brown & Brown to maintain certain financial ratios and comply with certain other covenants. Brown & Brown was in compliance with all such covenants as of June 30, 2006 and December 31, 2005.

To hedge the risk of increasing interest rates from January 2, 2002 through the remaining six years of its seven-year $90 million term loan, Brown & Brown entered into an interest rate exchange (“swap”) agreement that effectively converted the floating rate LIBOR-based interest payments to fixed interest rate payments at 4.53%. This agreement did not affect the required 0.50% to 1.00% credit risk spread portion of the term loan. In accordance with SFAS No. 133, as amended, the fair value of the interest rate swap of approximately $110,000, net of related income taxes of approximately $57,000, was recorded in other assets as of June 30, 2006, and $36,000, net of related income taxes of approximately $22,000, was recorded in other asset as of December 31, 2005; with the related change in fair value reflected as other comprehensive income. Brown & Brown has designated and assessed the derivative as a highly effective cash flow hedge.

Acquisition notes payable represent debt incurred to former owners of certain insurance operations acquired by Brown & Brown. These notes and future contingent payments are payable in monthly, quarterly and annual installments through February 2014, including interest in the range from 4.5% to 8.05%.

NOTE 10 • Supplemental Disclosures of Cash Flow Information

	For the six months ended June 30,
(in thousands)	2006	2005
Cash paid during the period for:

Interest	$7,720	$6,884

Income taxes	$52,096	$50,986

Brown & Brown’s significant non-cash investing and financing activities are summarized as follows:

	For the six months ended June 30,
(in thousands)	2006	2005

Unrealized holding gain (loss) on available-for-sale securities, net of tax effect of $463 for 2006; net of tax benefit of $388 for 2005	$776	$(1,000)
Net gain on cash-flow hedging derivative, net of tax effect of $35 for 2006, net of tax effect of $159 for 2005	$74	$286
Notes payable issued or assumed for purchased customer accounts	$27,955	$35,530
Notes received on the sale of fixed assets and customer accounts	$(1)	$1,842

NOTE 11 • Comprehensive Income

The components of comprehensive income, net of related income tax effects, are as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
(in thousands)	2006	2005	2006	2005

Net income	$44,431	$37,033	$94,457	$80,051
Net unrealized holding gain (loss) on available-for-sale securities	339	(216)	776	(1,000)
Net gain (loss) on cash-flow hedging derivative	23	(14)	74	286
Comprehensive income	$44,793	$36,803	$95,307	$79,337

NOTE 12 • Legal and Regulatory Proceedings

Antitrust Actions and Related Matters

As previously disclosed, Brown & Brown, Inc. is one of more than ten insurance intermediaries named together with a number of insurance companies as defendants in putative class action lawsuits purporting to be brought on behalf of policyholders. Brown & Brown, Inc. initially became a defendant in certain of those actions in October and December of 2004. In February 2005, the Judicial Panel on Multi-District Litigation consolidated these cases, together with other putative class action lawsuits in which Brown & Brown, Inc. was not named as a party, to a single jurisdiction, the United States District Court, District of New Jersey, for pre-trial purposes. One of the consolidated actions, In Re: Employee-Benefits Insurance Antitrust Litigation, concerns employee benefits insurance and the other, styled In Re: Insurance Brokerage Antitrust Litigation, involves other lines of insurance. These two consolidated actions are collectively referred to in this report as the "Antitrust Actions." The complaints refer to an action, since settled, that was filed against Marsh & McLennan Companies, Inc. (“Marsh & McLennan”), the largest insurance broker in the world, by the New York State Attorney General in October 2004, and allege various improprieties and unlawful acts by the various defendants in the pricing and placement of insurance, including alleged manipulation of the insurance market by, among other things: alleged “bid rigging” and “steering” clients to particular insurers based on considerations other than the clients’ interests; alleged entry into unlawful tying arrangements pursuant to which the placement of primary insurance contracts was conditioned upon commitments to place reinsurance through a particular broker; and alleged failure to disclose contingent commission and other allegedly improper compensation and fee arrangements. The plaintiffs in the Antitrust Actions assert a number of causes of action, including violations of the federal antitrust laws, multiple state antitrust and unfair and deceptive practices statutes, and the federal anti-racketeering (RICO) statute, as well as breach of fiduciary duty, misrepresentation, conspiracy, aiding and abetting, and unjust enrichment, and seek injunctive and declaratory relief as well as unspecified damages, including treble and punitive damages, and attorneys’ fees and costs. Brown & Brown, Inc. disputes the allegations and is vigorously defending itself in the Antitrust Actions.

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

In response to the foregoing events, the Company also, on its own volition, engaged outside counsel to conduct a limited internal inquiry into certain sales and marketing practices of the Company, with special emphasis on the effects of contingent commission agreements on the placement of insurance products by the Company for its clients. The internal inquiry resulted in several recommendations being made in January 2006 regarding disclosure of compensation, premium finance charges, interface between the Company’s retail and wholesale units, fee-based compensation and direct incentives from insurance companies. The Company has been evaluating these recommendations and has adopted or is in the process of adopting these recommendations. As a result of that inquiry, and in the process of preparing responses to some of the governmental agency inquiries referenced above, management of the Company became aware of a limited number of specific, unrelated instances of questionable conduct.  These matters have been addressed and resolved, or are in the process of being addressed and resolved, on a case-by-case basis, and thus far the amounts involved in resolving such matters have not been, either individually or in the aggregate, material. However, there can be no assurance that the ultimate cost and ramifications of resolving these matters will not have a material adverse effect on the Company.

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

On March 14, 2006, the Florida Attorney General and the Florida Department of Financial Services, which, as mentioned above, have also been seeking information from the Company, filed a complaint against Marsh & McLennan on behalf of various Florida governmental entities, businesses and residents alleging that Marsh & McLennan violated Florida’s RICO and antitrust laws. The complaint alleges that Marsh & McLennan conspired with various insurance companies to rig quotes for commercial insurance, manipulate the commercial insurance markets, inflate insurance premiums, and receive undisclosed, additional compensation, all of which are alleged to have caused damage to the State of Florida, governmental entities and Florida businesses and residents. While the above Florida governmental agencies have not made demands upon the Company, which is headquartered in Florida, or filed suit against it, there can be no assurance that their inquiries, or any of those of the other various governmental authorities referenced above, will not result in demands upon the Company or suits filed against it, or that any such demands or suits or any resolution thereof would not have a material adverse effect on the Company.

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

Summarized financial information concerning Brown & Brown’s reportable segments for the six months ended June 30, 2006 and 2005 is shown in the following table. The “Other” column includes any income and expenses not allocated to reportable segments and corporate-related items, including the inter-company interest expense charge to the reporting segment.

	For the six months ended June 30, 2006
(in thousands)	Retail	National Programs	Brokerage	Services	Other	Total
Total revenues	$270,928	$75,579	$86,645	$14,719	$3,518	$451,389
Investment income	35	194	2,102	25	2,809	5,165
Amortization	9,661	4,326	3,871	97	23	17,978
Depreciation	2,792	1,079	943	239	327	5,380
Interest expense	9,657	5,144	8,949	111	(17,010)	6,851
Income before income taxes	81,905	23,648	18,655	3,539	24,656	152,403
Total assets	1,067,518	498,830	608,963	29,522	(489,602)	1,715,231
Capital expenditures	3,761	2,689	1,048	337	1,261	9,096

	For the six months ended June 30, 2005
(in thousands)	Retail	National Programs	Brokerage	Services	Other	Total
Total revenues	$257,958	$63,510	$59,250	$13,838	$3,749	$398,305
Investment income	42	171	383	-	1,893	2,489
Amortization	9,539	3,996	2,306	22	29	15,892
Depreciation	2,819	968	540	220	347	4,894
Interest expense	10,598	5,183	5,355	2	(13,885)	7,253
Income before income taxes	73,490	16,235	15,375	3,851	22,030	130,981
Total assets	903,721	407,058	452,372	15,061	(310,776)	1,467,436
Capital expenditures	3,732	2,131	836	202	309	7,210

ITEM 2 -  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Our commissions and fees revenue are comprised of commissions paid by insurance companies and fees paid directly by customers. Commission revenues generally represent a percentage of the premium paid by the insured and are materially affected by fluctuations in both premium rate levels charged by insurance companies and the insureds’ underlying “insurable exposure units,” which are units that insurance companies use to measure or express insurance exposed to risk (such as property values, sales and payroll levels) so as to determine what premium to charge the insured. These premium rates are established by insurance companies based upon many factors, including reinsurance rates, none of which we control. Beginning in 1986 and continuing through 1999, commission revenues were adversely influenced by a consistent decline in premium rates resulting from intense competition among property and casualty insurance companies for market share. Among other factors, this condition of a prevailing decline in premium rates, commonly referred to as a “soft market,” generally resulted in flat to reduced commissions on renewal business. The effect of this softness in rates on our commission revenues was somewhat offset by our acquisitions and net new business production. As a result of increasing “loss ratios” (the comparison of incurred losses plus adjustment expenses against earned premiums) of insurance companies through 1999, there was a general increase in premium rates beginning in the first quarter of 2000 and continuing into 2003. During 2003, the increases in premium rates began to moderate, and in certain lines of insurance, premium rates decreased. In 2004, as general premium rates continued to moderate, the insurance industry experienced the worst hurricane season since 1992 when Hurricane Andrew hit south Florida. The insured losses from the 2004 hurricane season were absorbed relatively easily by the insurance industry and the general insurance premium rates continued to soften during 2005. During the third quarter of 2005, the insurance industry experienced the worst hurricane season ever recorded. Primarily as a result of these hurricanes, including Hurricanes Katrina, Rita and Wilma, the total insured losses are estimated to be in excess of $50 billion. The full impact that the 2005 insured losses will have on the insurance premium rates charged by insurance companies for 2006 is unknown, however, there is upward pressure on at least the insurance premium rates on coastal property, primarily in the southeastern part of the United States. In other parts of the country, premium rates continue to be generally “soft”.

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

Fee revenues are generated primarily by our Services Division, which provides insurance-related services, including third-party administration and consulting for the self-funded workers’ compensation markets and Medicare set-aside services and programs.

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

All share and per share information has been restated to give effect to a two-for-one common stock split that became effective November 28, 2005. That split was effected as a stock dividend.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Consolidated Financial Statements and related Notes.

Financial information relating to our Condensed Consolidated Financial Results for the three and six month periods ended June 30, 2006 and 2005 is as follows (in thousands, except percentages):

	For the three months ended June 30,			For the six months ended June 30,
	2006	2005	% Change	2006	2005	% Change
REVENUES
Commissions and fees	$212,823	$188,736	12.8%	$407,271	$361,207	12.8%
Contingent commissions	4,604	4,002	15.0%	38,071	31,846	19.5%
Investment income	2,956	1,524	94.0%	5,165	2,489	107.5%
Other income, net	424	1,669	(74.6)%	882	2,763	(68.1)%
Total revenues	220,807	195,931	12.7%	451,389	398,305	13.3%

EXPENSES
Employee compensation and benefits	103,180	94,100	9.6%	203,910	184,484	10.5%
Non-cash stock-based compensation	1,434	788	82.0%	3,764	1,679	124.2%
Other operating expenses	30,134	25,980	16.0%	61,103	53,122	15.0%
Amortization	8,978	8,357	7.4%	17,978	15,892	13.1%
Depreciation	2,785	2,527	10.2%	5,380	4,894	9.9%
Interest	3,329	3,711	(10.3)%	6,851	7,253	(5.5)%
Total expenses	149,840	135,463	10.6%	298,986	267,324	11.8%

Income before income taxes	70,967	60,468	17.4%	152,403	130,981	16.4%

Income taxes	26,536	23,435	13.2%	57,946	50,930	13.8%

NET INCOME	$44,431	$37,033	20.0%	$94,457	$80,051	18.0%

Net internal growth rate - core commissions and fees	6.8%	2.2%		4.1%	2.8%
Employee compensation and benefits ratio	46.7%	48.0%		45.2%	46.3%
Other operating expenses ratio	13.6%	13.3%		13.5%	13.3%

Capital expenditures	$4,619	$3,741		$9,096	$7,210
Total assets at June 30, 2006 and 2005				$1,715,231	$1,467,436

Net Income

Net income for the second quarter of 2006 was $44.4 million, or $0.32 per diluted share, compared with net income in the second quarter of 2005 of $37.0 million, or $0.27 per diluted share, a 18.5% increase on a per-share basis.  Net income for the six months ended June 30, 2006 was $94.5 million or $0.67 per diluted share, compared with net income for the comparable period in 2005 of $80.1 million, or $0.57 per diluted share, a 17.5 % increase on a per-share basis.

Commissions and Fees

 Commissions and fees, including contingent commissions, for the second quarter of 2006 increased $24.7 million, or 12.8%, over the same period in 2005. Contingent commissions for the second quarter of 2006 increased $0.6 million over the second quarter of 2005, to $4.6 million. Core commissions and fees are our commissions and fees, less (i) contingent commissions and (ii) divested business (commissions and fees generated from offices, books of business or niches sold or terminated). Core commissions and fees revenue for the second quarter of 2006 increased $24.6 million, of which approximately $11.8 million represents core commissions and fees from agencies acquired since the second quarter of 2005. After divested business of $0.5 million, the remaining $12.8 million represents net new business production, which reflects a 6.8% internal growth rate for core commissions and fees. Commissions and fees for the six months ended June 30, 2006 increased $52.3 million, or 13.3%, over the same period in 2005. For the six months ended June 30, 2006, contingent commissions increased $6.2 million over the comparable period in 2005. Core commissions and fees revenue for the first six months of 2006 increased $47.0 million, of which approximately $32.1 million of the total increase represents core commissions and fees from agencies acquired since the comparable period in 2005. After divested business of $1.0 million, the remaining $14.9 million represents net new business production, which reflects a 4.1% internal growth rate for core commissions and fees.

Investment Income

 Investment income for the three months ended June 30, 2006 increased $1.4 million, or 94.0%, over the same period in 2005. Investment income for the six months ended June 30, 2006 increased $2.7 million, or 107.5%, over the same period in 2005. These increases in investment income were primarily due to higher investment yield rates.

Other Income, net

Other income for the three months ended June 30, 2006 decreased $1.2 million, or 74.6%, over the same period in 2005. Other income for the six months ended June 30, 2006 decreased $1.9 million, or 68.1%, over the same period in 2005. Other income consists primarily of gains and losses from the sale and disposition of assets. The majority of the gain for the second quarter of 2005 was the result of the completion of the one year earn-out from the sale of our medical services operation in Louisiana in June 2004.

Employee Compensation and Benefits

Employee compensation and benefits for the second quarter of 2006 increased $9.1 million, or 9.6%, over the same period in 2005. Employee compensation and benefits for the six months ended June 30, 2006 increased $19.4 million, or 10.5%, over the same period in 2005. These increases are primarily related to the addition of new employees from acquisitions completed since July 1, 2005 and increased compensation that resulted from higher commissions and fees revenue. Employee compensation and benefits as a percentage of total revenue decreased to 46.7% for the second quarter of 2006, from 48.0% for the second quarter of 2005. For the six months ended June 30, 2006, employee compensation and benefits as a percentage of total revenue decreased to 45.2%, from 46.3% for the same period in 2005. These improved ratios for the three and six month periods were the result of the continued assimilation of the acquisitions completed in 2005 and 2006 into our standard compensation program.

Non-Cash Stock-Based Compensation

Non-cash stock-based compensation for the three and six months ended June 30, 2006 increased approximately $0.6 million, or 82.0%, and $2.1 million, or 124.2%, respectively. As more fully described in Notes 4 and 5 of the Condensed Consolidated Financial Statements, the increase was due to the implementation of Statement of Financial Accounting Standards No. 123R, Share-Based Payment. The majority of the increased cost primarily relates to the expensing of the 15% discount granted to participants under our 1990 Employee Stock Purchase Plan.

Other Operating Expenses

Other operating expenses for the second quarter of 2006 increased $4.2 million, or 16.0%, over the same period in 2005. For the six months ended June 30, 2006, other operating expenses increased $8.0 million, or 15.0%, over the same period in 2005. These increases are primarily the result of acquisitions completed since the third quarter of 2005 that had no comparable results in the same period of 2005. Other operating expenses as a percentage of revenues for the second quarter of 2006 increased to 13.6%, compared with 13.3% for the same period in 2005. For the six months ended June 30, 2006, other operating expenses as a percentage of revenues increased to 13.5%, compared with 13.3% for the same period in 2005. The slight increase during the three months ended June 30, 2006 was due to a general increase in travel and entertainment expenses in 2006, and the fact that in the second quarter of 2005 there was a $1.0 million reversal for an accrual for the revoked Florida Communications Tax.

Amortization

Amortization expense for the second quarter of 2006 increased $0.6 million, or 7.4%, over the second quarter of 2005. For the six months ended June 30, 2006, amortization expense increased $2.1 million, or 13.1%, over the same period in 2005. These increases are primarily due to acquisitions completed since July 1, 2005.

Depreciation

 Depreciation expense for the second quarter of 2006 increased $0.3 million, or 10.2%, over the second quarter of 2005. For the six months ended June 30, 2006, depreciation expense increased $0.5 million, or 9.9%, over the same period in 2005. These increases are due to capital expenditures and fixed assets purchased in acquisitions completed since July 1, 2005.

Interest Expense

Interest expense for the second quarter of 2006 decreased $0.4 million, or 10.3%, over the same period in 2005. For the six months ended June 30, 2006, interest expense decreased $0.4 million, or 5.5%, over the same period in 2005.

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

           Our core commissions and fees internal growth rates for the three months ended June 30, 2006 by divisional units are as follows (in thousands, except percentages):

	For the three months		Total	Total	Less	Internal
	ended June 30,		Net	Net	Acquisition	Net
	2006	2005	Change	Growth %	Revenues	Growth %

Florida Retail	$47,029	$40,738	$6,291	15.4%	$97	15.2%
National Retail	53,025	51,134	1,891	3.7%	3,024	(2.2)%
Western Retail	26,423	25,513	910	3.6%	1,495	(2.3)%
Total Retail(1)	126,477	117,385	9,092	7.7%	4,616	3.8%

Professional Programs	9,124	9,647	(523)	(5.4)%	-	(5.4)%
Special Programs	26,435	20,705	5,730	27.7%	1,706	19.4%
Total National Programs	35,559	30,352	5,207	17.2%	1,706	11.5%

Brokerage	42,736	34,077	8,659	25.4%	4,103	13.4%

Services	8,051	6,449	1,602	24.8%	1,348	3.9%

Total Core Commissions and Fees	$212,823	$188,263	$24,560	13.0%	$11,773	6.8%

(1)	The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 13 which includes corporate and consolidation items.

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Condensed Consolidated Statements of Income for the three months ended June 30, 2006 and 2005 is as follows (in thousands, except percentages):

	For the three months ended June 30,
	2006	2005

Total core commissions and fees	$212,823	$188,263
Contingent commissions	4,604	4,002
Divested business	-	473

Total commission & fees	$217,427	$192,738

          Our core commissions and fees internal growth rates for the six months ended June 30, 2006 by divisional units are as following (in thousands, except percentages):

	For the six months		Total	Total	Less	Internal
	ended June 30,		Net	Net	Acquisition	Net
	2006	2005	Change	Growth %	Revenues	Growth %

Florida Retail	$86,289	$78,049	$8,240	10.6%	$381	10.1%
National Retail	104,282	100,560	3,722	3.7%	6,099	(2.4)%
Western Retail	51,451	50,630	821	1.6%	2,865	(4.0)%
Total Retail(1)	242,022	229,239	12,783	5.6%	9,345	1.5%

Professional Programs	19,462	20,613	(1,151)	(5.6)%	-	(5.6)%
Special Programs	53,213	42,117	11,096	26.3%	4,229	16.3%
Total National Programs	72,675	62,730	9,945	15.9%	4,229	9.1%

Brokerage	77,879	55,444	22,435	40.5%	17,168	9.5%

Services	14,695	12,833	1,862	14.5%	1,348	4.0%

Total Core Commissions and Fees	$407,271	$360,246	$47,025	13.1%	$32,090	4.1%

(1) The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 10 which includes corporate and consolidation items.

         The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Consolidated Statements of Income for the six months ended June 30, 2006 and 2005 is as follows (in thousands, except percentages):

	For the six months ended June 30,
	2006	2005

Total core commissions and fees	$407,271	$360,246
Contingent commissions	38,071	31,846
Divested business	-	961

Total commission & fees	$445,342	$393,053

Retail

          The Retail Division provides a broad range of insurance products and services to commercial, public entity, professional and individual customers. Financial information relating to our Retail Division is as follows (in thousands, except percentages):

	For the three months ended June 30,			For the six months ended June 30,
	2006	2005	% Change	2006	2005	% Change
REVENUES
Commissions and fees	$126,213	$117,610	7.3%	$241,657	$229,825	5.1%
Contingent commissions	1,979	2,440	(18.9)%	28,742	26,802	7.2%
Investment income	13	19	(31.6)%	35	42	(16.7)%
Other income, net	172	568	(69.7)%	494	1,289	(61.7)%
Total revenues	128,377	120,637	6.4%	270,928	257,958	5.0%

EXPENSES
Employee compensation and benefits	60,673	58,496	3.7%	123,304	119,247	3.4%
Non-cash stock-based compensation	746	552	35.1%	1,485	1,099	35.1%
Other operating expenses	21,099	20,101	5.0%	42,124	41,166	2.3%
Amortization	4,833	4,816	0.4%	9,661	9,539	1.3%
Depreciation	1,418	1,403	1.1%	2,792	2,819	(1.0)%
Interest	4,873	5,224	(6.7)%	9,657	10,598	(8.9)%
Total expenses	93,642	90,592	3.4%	189,023	184,468	2.5%

Income before income taxes	$34,735	$30,045	15.6%	$81,905	$73,490	11.5%

Net internal growth rate - core commissions and fees	3.8%	0.0%		1.5%	0.6%
Employee compensation and benefits ratio	47.3%	48.5%		45.5%	46.2%
Other operating expenses ratio	16.4%	16.7%		15.5%	16.0%
Capital expenditures	$2,255	$1,557		$3,761	$3,732
Total assets at June 30, 2006 and 2005				$1,067,518	$903,721

The Retail Division’s total revenues during the three months ended June 30, 2006 increased 6.4%, or $7.7 million, to $128.4 million. Contingent commissions for the quarter decreased $0.5 million over the second quarter of 2005. Of the increase in revenues, approximately $4.6 million related to the core commissions and fees from acquisitions that had no comparable revenues in the same period of 2005. Commissions and fees recorded in the second quarter of 2005 from business divested during 2006 was $1.0 million. The Retail Division’s internal growth rate for core commissions and fees was 3.8% for the second quarter of 2006, which was driven by higher insurance property rates in the southeastern U.S. However, in other parts of the country, insurance premium rates continue to soften. Income before income taxes for the three months ended June 30, 2006 increased 15.6%, or $4.7 million, to $34.7 million. This increase is primarily due to the earnings from acquisitions and the stronger net internal growth rate.

The Retail Division’s total revenues during the six months ended June 30, 2006 increased 5.0%, or $13.0 million, to $270.9 million. Contingent commissions for the six months ended June 30, 2006, increased $1.9 million, over the same period in 2005. Of the increase in revenues, approximately $9.3 million related to the core commissions and fees from acquisitions that had no comparable revenues in the same period of 2005. Commissions and fees recorded in the six months ended June 30, 2005 from business divested during 2006 was $2.2 million.  The remaining increase is primarily due to net new business growth in core commissions and fees. The Retail Division’s internal growth rate for core commissions and fees was 1.5% for the six months ended June 30, 2006. Income before income taxes for the six months ended June 30, 2006 increased 11.5%, or $8.4 million, to $81.9 million. This increase is primarily due to the earnings from acquisitions and net new business from the stronger net internal growth rate.

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

	For the three months ended June 30,			For the six months ended June 30,
	2006	2005	% Change	2006	2005	% Change
REVENUES
Commissions and fees	$35,559	$29,850	19.1%	$72,675	$61,538	18.1%
Contingent commissions	905	486	86.2%	2,682	1,634	64.1%
Investment income	97	96	1.0%	194	171	13.5%
Other income, net	17	30	(43.3)%	28	167	(83.2)%
Total revenues	36,578	30,462	20.1%	75,579	63,510	19.0%

EXPENSES
Employee compensation and benefits	14,192	12,482	13.7%	29,864	26,457	12.9%
Non-cash stock-based compensation	131	89	47.2%	262	180	45.6%
Other operating expenses	5,433	5,179	4.9%	11,256	10,491	7.3%
Amortization	2,138	1,965	8.8%	4,326	3,996	8.3%
Depreciation	543	497	9.3%	1,079	968	11.5%
Interest	2,527	2,510	0.7%	5,144	5,183	(0.8)%
Total expenses	24,964	22,722	9.9%	51,931	47,275	9.8%

Income before income taxes	$11,614	$7,740	50.1%	$23,648	$16,235	45.7%

Net internal growth rate - core commissions and fees	11.5%	5.4%		9.1%	6.2%

Employee compensation and benefits ratio	38.8%	41.0%		39.5%	41.7%

Other operating expenses ratio	14.9%	17.0%		14.9%	16.5%

Capital expenditures	$1,283	$1,368		$2,689	$2,131

Total assets at June 30, 2006 and 2005				$498,830	$407,058

         Total revenues for National Programs for the three months ended June 30, 2006 increased 20.1%, or $6.1 million, to $36.6 million. Contingent commissions for the second quarter of 2006 increased $0.4 million over the second quarter of 2005. Of the increase in revenues, approximately $1.7 million related to core commissions and fees from acquisitions that had no comparable revenues in the same period of 2005. The remaining increase is primarily due to net new business growth, and therefore, the National Programs Division’s internal growth rate for the core commissions and fees was 11.5%. Although the Professional Programs Unit had a decrease of 5.4% in internal growth rate due to the continued softening of certain professional liability rates, it was offset by a strong 19.4 % internal growth rate in our Special Programs Unit which was attributable principally to increased premium rates in the condominium program administered by Florida Intracoastal Underwriters, Limited Company (“FIU”) and the growth in our lender-placed insurance program administered by Proctor Financial. Income before income taxes for the three months ended June 30, 2006 increased 50.1%, or $3.9 million, to $11.6 million, over the same period in 2005. This increase is primarily due to earnings from our net new business growth and to a lesser extent from new acquisitions.

Total revenues for National Programs for the six months ended June 30, 2006 increased 19.0%, or $12.1 million, to $75.6 million. Contingent commissions for the six months ended June 30, 2006 increased $1.0 million over the same period in 2005. Of the increase in revenues, approximately $4.2 million related to core commissions and fees from acquisitions that had no comparable revenues in the same period of 2005. The remaining increase is primarily due to net new business growth. Therefore the National Programs Division’s internal growth rate for core commissions and fees was 9.1%. Although the Professional Programs Unit had a decrease of 5.6% in internal growth rate due to the continued softening of certain professional liability rates, it was offset by a strong 16.3% internal growth rate in our Special Programs Unit which was attributable principally to increased premium rates in the condominium program administered by FIU, the growth in Proctor Financial and net new business in our public entity business. Income before income taxes for the six months ended June 30, 2006 increased 45.7%, or $7.4 million, to $23.6 million, over the same period in 2005. This increase is primarily due to net new business growth and earnings from acquisitions completed since the third quarter of 2005.

Brokerage

          The Brokerage Division markets and sells excess and surplus commercial insurance and reinsurance, primarily through independent agents and brokers. Financial information relating to our Brokerage Division is as follows (in thousands, except percentages):

	For the three months ended June 30,			For the six months ended June 30,
	2006	2005	% Change	2006	2005	% Change
REVENUES
Commissions and fees	$42,736	$34,077	25.4%	$77,879	$55,444	40.5%
Contingent commissions	1,720	1,150	49.6%	6,647	3,409	95.0%
Investment income	1,196	368	225.0%	2,102	383	448.8%
Other income, net	11	6	83.3%	17	14	21.4%
Total revenues	45,663	35,601	28.3%	86,645	59,250	46.2%

EXPENSES
Employee compensation and benefits	20,495	16,497	24.2%	39,105	26,959	45.1%
Non-cash stock-based compensation	129	41	214.6%	259	82	215.9%
Other operating expenses	7,429	5,293	40.4%	14,863	8,633	72.2%
Amortization	1,909	1,551	23.1%	3,871	2,306	67.9%
Depreciation	524	338	55.0%	943	540	74.6%
Interest	4,508	3,566	26.4%	8,949	5,355	67.1%
Total expenses	34,994	27,286	28.2%	67,990	43,875	55.0%

Income before income taxes	$10,669	$8,315	28.3%	$18,655	$15,375	21.3%

Net internal growth rate - core commissions and fees	13.4%	19.7%		9.5%	17.5%
Employee compensation and benefits ratio	44.9%	46.3%		45.1%	45.5%
Other operating expenses ratio	16.3%	14.9%		17.2%	14.6%
Capital expenditures	$671	$616		$1,048	$836
Total assets at June 30, 2006 and 2005				$608,963	$452,372

The Brokerage Division’s total revenues for the three months ended June 30, 2006 increased 28.3%, or $10.1 million, to $45.7 million over the same period in 2005. Contingent commissions for the second quarter of 2006 increased $0.6 million over the same quarter of 2005. Of the increase in revenues, approximately $4.1 million related to core commissions and fees from acquisitions that had no comparable revenues in the same period of 2005.  The remaining increase is primarily due to net new business growth in core commissions and fees. Income before income taxes for the three months ended June 30, 2006 increased 28.3%, or $2.4 million, to $10.7 million over the same period in 2005, primarily due to earnings from acquisitions and net new business.

         The Brokerage Division’s total revenues for the six months ended June 30, 2006 increased 46.2%, or $27.4 million, to $86.6 million over the same period in 2005. Contingent commissions for the six months ended June 30, 2006 increased $3.2 million from the same period in 2005 primarily attributable to the operations that were acquired in 2005. Of the increase in revenues, approximately $17.2 million related to core commissions and fees from acquisitions that had no comparable revenues in the same period of 2005, the largest acquisition of which being Hull & Company, Inc., with an effective date of March 1, 2005.  The remaining increase is primarily due to net new business growth in core commissions and fees. Income before income taxes for the six months ended June 30, 2006 increased 21.3%, or $3.3 million, to $18.7 million over the same period in 2005, primarily due to earnings from acquisitions and net new business.

Services

          The Services Division provides insurance-related services, including third-party administration, consulting for the workers’ compensation and employee benefit self-insurance markets, managed healthcare services and Medicare set-aside services and programs. Financial information relating to our Services Division is as follows (in thousands, except percentages):

	For the three months ended June 30,			For the six months ended June 30,
	2006	2005	% Change	2006	2005	% Change
REVENUES
Commissions and fees	$8,051	$6,449	24.8%	$14,695	$12,833	14.5%
Contingent commissions	-	-	-	-	-	-
Investment income	12	-	NMF	25	-	NMF
Other income (loss), net	(2)	1,005	NMF	(1)	1,005	NMF
Total revenues	8,061	7,454	8.1%	14,719	13,838	6.4%

EXPENSES
Employee compensation and benefits	4,451	3,766	18.2%	8,351	7,571	10.3%
Non-cash stock-based compensation	29	29	-	59	60	(1.7)%
Other operating expenses	1,243	1,087	14.4%	2,323	2,112	10.0%
Amortization	86	11	NMF	97	22	NMF
Depreciation	134	114	17.5%	239	220	8.6%
Interest	110	1	NMF	111	2	NMF
Total expenses	6,053	5,008	20.9%	11,180	9,987	11.9%

Income before income taxes	$2,008	$2,446	(17.9)%	$3,539	$3,851	(8.1)%

Net internal growth rate - core commissions and fees	3.9%	6.0%		4.0%	8.5%
Employee compensation and benefits ratio	55.2%	50.5%		56.7%	54.7%
Other operating expenses ratio	15.4%	14.6%		15.8%	15.3%
Capital expenditures	$217	$118		$337	$202
Total assets at June 30, 2006 and 2005				$29,522	$15,061

          The Services Division’s total revenues for the three months ended June 30, 2006 increased 8.1%, or $0.6 million, to $8.1 million from the same period in 2005. Core commissions and fees reflect an internal growth rate of 3.9% for the second quarter of 2006. Other income primarily represents the gain on the sale of the medical services operation in Louisiana, recognized partly in 2004 based on the minimum purchase price, and the subsequent earn-out gain recognized in June 2005. Income before income taxes for the three months ended June 30, 2006 decreased 17.9%, or $0.4 million, to $2.0 million from the same period in 2005, primarily as a result of the gain on that divestiture in 2005.

          The Services Division’s total revenues for the six months ended June 30, 2006 increased 6.4%, or $0.9 million, to $14.7 million from the same period in 2005. Core commissions and fees reflect an internal growth rate of 4.0% for the six months ended June 30, 2006. Income before income taxes for the six months ended June 30, 2006 decreased 8.1%, or $0.3 million, to $3.5 million from the same period in 2005, primarily as a result of the gain on the divestiture in 2005.

Other

As discussed in Note 13 of the Notes to Consolidated Financial Statements, the “Other” column in the Segment Information table includes any income and expenses not allocated to reportable segments, and corporate-related items, including the inter-company interest expense charged to the reporting segment.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents of $33.1 million at June 30, 2006 reflected a decrease of $67.4 million from the $100.6 million balance at December 31, 2005. For the six-month period ended June 30, 2006, $115.1 million of cash was provided from operating activities. Also during this period, $89.0 million of cash was used for acquisitions, $9.1 million was used for additions to fixed assets, $71.6 million was used for payments on long-term debt and $13.9 million was used for payment of dividends.

Contractual Cash Obligations

As of June 30, 2006, our contractual cash obligations were as follows:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt	$226,158	$17,983	$7,884	$291	$200,000
Capital lease obligations	13	7	6	-	-
Other long-term liabilities	12,688	10,180	260	316	1,932
Operating leases	82,268	20,174	32,361	23,000	6,733
Interest obligations	82,191	12,697	23,607	23,320	22,567
Maximum future acquisition contingency payments	188,533	78,876	106,657	3,000	-

Total contractual cash obligations	$591,851	$139,917	$170,775	$49,927	$231,232

In July 2004, we completed a private placement of $200.0 million of unsecured senior notes (the “Notes”). The $200.0 million Notes are divided into two series: Series A, for $100.0 million due in 2011 and bearing interest at 5.57% per year; and Series B, for $100.0 million due in 2014 and bearing interest at 6.08% per year. The closing on the Series B Notes occurred on July 15, 2004. The closing on the Series A Notes occurred on September 15, 2004. We have used the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. As of June 30, 2006, there was an outstanding balance of $200.0 million on the Notes.

In September 2003, we established an unsecured revolving credit facility with a national banking institution that provided for available borrowings of up to $75.0 million, with a maturity date of October 2008, bearing an interest rate based upon the 30-, 60- or 90-day London Interbank Offered Rate (LIBOR), plus 0.625% to 1.625%, depending upon our quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization and non-cash stock grant compensation. A commitment fee of 0.175% to 0.375% per annum was assessed on the unused balance. The 90-day LIBOR was 5.50% as of June 30, 2006. There were no borrowings against this facility at June 30, 2006.

In January 2001, we entered into a $90.0 million, unsecured seven-year term loan agreement with a national banking institution. Borrowings under this facility bear interest based upon the 30-, 60- or 90-day LIBOR plus a credit risk spread ranging from 0.50% to 1.00%, depending upon our quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization and non-cash stock grant compensation. The 90-day LIBOR was 5.50% as of June 30, 2006. The loan was fully funded on January 3, 2001, and a balance of $19.3 million remained outstanding as of June 30, 2006. This loan is to be repaid in equal quarterly principal installments of $3.2 million through December 2007. Effective January 2, 2002, we entered into an interest rate exchange(“swap”) agreement with a national banking institution to lock in an effective fixed interest rate of 4.53% for the remaining six years of the term loan, excluding our credit risk spread of between 0.50% and 1.00%.

All of our credit agreements require us to maintain certain financial ratios and comply with certain other covenants. We were in compliance with all such covenants as of June 30, 2006 and December 31, 2005.

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

Our invested assets are held as cash and cash equivalents, restricted cash, available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit. These investments are subject to interest rate risk and equity price risk. The fair values of our cash and cash equivalents, restricted cash, and certificates of deposit at June 30, 2006 and December 31, 2005 approximated their respective carrying values due to their short-term duration and therefore such market risk is not considered to be material.

We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date. However, we have no current intentions to add to or dispose of any of the 559,970 common stock shares of Rock-Tenn Company, a publicly-held New York Stock Exchange listed company, which we have owned for more than ten years. The investment in Rock-Tenn Company accounted for 72% and 68% of the total value of available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit as of June 30, 2006 and December 31, 2005, respectively. Rock-Tenn Company's closing stock price at June 30, 2006 and December 31, 2005 was $15.95 and $13.65 respectively. Our exposure to equity price risk is primarily related to the Rock-Tenn Company investment. As of June 30, 2006, the value of the Rock-Tenn Company investment was $8,932,000.

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

At June 30, 2006, the interest rate swap agreement was as follows:

(in thousands, except percentages)	Contractual/ Notional Amount	Fair Value	Weighted Average Pay Rates	Weighted Average Received Rates

Interest rate swap agreement	$19,286	$167	4.53%	4.76%

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

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, those controls.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Shareholders was held on May 10, 2006. At the meeting, one matter was submitted to a vote of security holders.

1.	Election of ten directors

The number of votes cast for, withheld or abstaining with respect to the election of each of the directors is set forth below:

	For	Abstain/ Withheld
J. Hyatt Brown	125,334,589	3,442,008
Samuel P. Bell, III	103,259,821	25,516,776
Hugh M. Brown	127,432,239	1,344,358
Bradley Currey, Jr.	127,572,610	1,203,987
Jim W. Henderson	127,787,931	988,666
Theodore J. Hoepner, Jr.	127,932,767	843,830
David H. Hughes	127,581,518	1,195,079
John R. Riedman	126,291,474	2,485,123
Jan E. Smith	126,141,964	2,634,633
Chilton D. Varner	128,570,508	206,089

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

The following exhibits are filed as a part of this Report:

3.1
Articles of Amendment to Articles of Incorporation (adopted April 24, 2003) (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended June 30, 2003), and Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended June 30, 1999).

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

The Company filed a current report on Form 8-K on April 25, 2006. This current report reported Item 12, which announced that the Company issued a press release on April 24, 2006, relating to the Company’s earnings for the first quarter of fiscal year 2006.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN & BROWN, INC.

/S/ CORY T. WALKER
Date: August 9, 2006	Cory T. Walker Sr. Vice President, Chief Financial Officer and Treasurer (duly authorized officer, principal financial officer and principal accounting officer)