Form 10-Q
period 2006-09-30
BROWN & BROWN INC
filed 2006-11-09
CIK 79282

Index
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number 001-13619

BROWN & BROWN, INC.
(Exact name of Registrant as specified in its charter)

Florida	®	59-0864469
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)
220 South Ridgewood Avenue, Daytona Beach, FL		32114 (Zip Code)
(Address of principal executive offices)

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

The number of shares of the Registrant’s common stock, $.10 par value, outstanding as of October 30, 2006 was 139,966,544.

BROWN & BROWN, INC.

INDEX

PAGE NO.
PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 6.	Exhibits and Reports on Form 8-K	29

SIGNATURE	30

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands, except per share data)	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
REVENUES
Commissions and fees	$208,558	$188,444	$653,900	$581,497
Investment income	3,218	1,786	8,383	4,275
Other income, net	189	415	1,071	3,178
Total revenues	211,965	190,645	663,354	588,950

EXPENSES
Employee compensation and benefits	100,821	94,009	304,731	278,493
Non-cash stock-based compensation	837	681	4,601	2,360
Other operating expenses	29,502	25,638	90,605	78,760
Amortization	9,089	8,452	27,067	24,344
Depreciation	2,922	2,538	8,302	7,432
Interest	3,229	3,638	10,080	10,891
Total expenses	146,400	134,956	445,386	402,280

Income before income taxes	65,565	55,689	217,968	186,670

Income taxes	25,295	20,906	83,241	71,836

Net income	$40,270	$34,783	$134,727	$114,834

Net income per share:
Basic	$0.29	$0.25	$0.97	$0.83
Diluted	$0.29	$0.25	$0.96	$0.82

Weighted average number of shares outstanding:
Basic	139,668	138,484	139,522	138,374
Diluted	141,027	139,638	140,949	139,504

Dividends declared per share	$0.05	$0.04	$0.15	$0.12

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED
BALANCE SHEETS
(UNAUDITED)

(in thousands, except per share data)	September 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$62,655	$100,580
Restricted cash and investments	278,043	229,872
Short-term investments	2,757	2,748
Premiums, commissions and fees receivable	268,195	257,930
Other current assets	36,610	28,637
Total current assets	648,260	619,767

Fixed asset, net	44,630	39,398
Goodwill	677,799	549,040
Amortizable intangible assets, net	407,849	377,907
Investments	11,748	8,421
Other assets	12,882	14,127
Total assets	$1,803,168	$1,608,660

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Premiums payable to insurance companies	$449,819	$397,466
Premium deposits and credits due customers	42,708	34,027
Accounts payable	19,675	21,161
Accrued expenses	68,691	74,534
Current portion of long-term debt	64,418	55,630
Total current liabilities	645,311	582,818

Long-term debt	204,901	214,179

Deferred income taxes, net	44,466	35,489

Other liabilities	12,568	11,830

Shareholders’ Equity:
Common stock, par value $0.10 per share; authorized 280,000 shares; issued and outstanding 139,967 at 2006 and 139,383 at 2005	13,997	13,938
Additional paid-in capital	208,926	193,313
Retained earnings	666,431	552,647
Accumulated other comprehensive income, net of related income tax effect of $3,860 at 2006 and $2,606 at 2005	6,568	4,446

Total shareholders’ equity	895,922	764,344

Total liabilities and shareholders’ equity	$1,803,168	$1,608,660

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS
(UNAUDITED)

(in thousands)	For the nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$134,727	$114,834
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	27,067	24,344
Depreciation	8,302	7,432
Non-cash stock-based compensation	4,601	2,360
Deferred income taxes	7,723	4,339
Net gain on sales of investments, fixed assets and customer accounts	(159)	(2,831)
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Restricted cash and investments (increase)	(48,171)	(87,780)
Premiums, commissions and fees receivable (increase)	(9,793)	(62,721)
Other assets (increase) decrease	(4,628)	5,654
Premiums payable to insurance companies increase	42,088	129,523
Premium deposits and credits due customers increase	8,681	3,810
Accounts payable (decrease) increase	(1,525)	2,935
Accrued expenses (decrease)	(7,104)	(747)
Other liabilities increase (decrease)	418	(777)
Net cash provided by operating activities	162,227	140,375

Cash flows from investing activities:
Additions to fixed assets	(12,322)	(9,791)
Payments for businesses acquired, net of cash acquired	(142,194)	(225,164)
Proceeds from sales of fixed assets and customer accounts	922	2,041
Purchases of investments	(78)	(192)
Proceeds from sales of investments	118	747
Net cash used in investing activities	(153,554)	(232,359)

Cash flows from financing activities:
Payments on long-term debt	(76,726)	(12,358)
Borrowings on revolving credit facility	40,000	50,000
Payments on revolving credit facility	—	(50,000)
Issuances of common stock for employee stock benefit plans	11,071	9,583
Cash dividends paid	(20,943)	(16,617)
Net cash used in financing activities	(46,598)	(19,392)
Net decrease in cash and cash equivalents	(37,925)	(111,376)
Cash and cash equivalents at beginning of period	100,580	188,106
Cash and cash equivalents at end of period	$62,655	$76,730

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

Results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

The following table sets forth the computation of basic net income per share and diluted net income per share:

(in thousands, except per share data)	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005

Net income	$40,270	$34,783	$134,727	$114,834

Weighted average number of common shares outstanding	139,668	138,484	139,522	138,374

Dilutive effect of stock options using the treasury stock method	1,359	1,154	1,427	1,130

Weighted average number of shares outstanding	141,027	139,638	140,949	139,504

Net income per share:
Basic	$0.29	$0.25	$0.97	$0.83
Diluted	$0.29	$0.25	$0.96	$0.82

All share and per share amounts in the consolidated financial statements have been restated to give effect to the two-for-one common stock split effected by Brown & Brown on November 28, 2005. The stock split was effected as a stock dividend.

NOTE 4 • New Accounting Pronouncements

Accounting for Uncertainty in Income Taxes - In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 will also require significant additional disclosures. FIN 48 will be effective for the Company on January 1, 2007, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to beginning retained earnings. The Company is currently evaluating the potential impact FIN 48 will have on its financial position and results of operations.

Fair Value Measurements - In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for the measurement of assets and liabilities that use fair value and expands disclosures about fair value measurements. SFAS 157 will apply whenever another accounting principle generally accepted in the United States of America (“GAAP”) standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact this standard may have on its financial position and results of operations.

Stock-Based Compensation - The Company grants stock options and non-vested stock awards (previously referred to as “restricted stock”) to its employees, officers and directors. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, Share-Based Payment (“SFAS 123R”), for its stock-based compensation plans. Among other things, SFAS 123R requires that compensation expense for all share-based awards be recognized in the financial statements based upon the grant-date fair value of those awards.

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

The following table represents the pro forma information for the three and nine months ended September 30, 2005 (as previously disclosed) under the Company’s stock compensation plans had compensation cost for the stock options and common stock purchased under the ESPP been determined based on the fair value at the grant-date consistent with the method prescribed by SFAS No. 123R:

(in thousands, except per share data)		Periods Ended September 30, 2005
		Three Months	Nine Months

Net income	As reported	$34,783	$114,834
Add: Total stock-based compensation included in net income, net of tax effect	As reported	426	1,454
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax effect	Pro forma	(840)	(2,678)

Net income	Pro forma	$34,369	$113,610

Basic earnings per share:	As reported	$0.25	$0.83
	Pro forma	$0.25	$0.82
Diluted earnings per share:	As reported	$0.25	$0.83
	Pro forma	$0.25	$0.82

The Company has adopted SFAS 123R using the modified-prospective transition method. Under this transition method, compensation cost recognized in the three and nine months ended September 30, 2006 includes:

•
compensation cost for all share-based awards (expected to vest) granted prior to, but not yet vested as of January 1, 2006, based upon grant-date fair value estimated in accordance with the original provisions of SFAS 123; and

•
compensation cost for all share-based awards (expected to vest) granted during the three and nine months ended September 30, 2006 based upon grant-date fair value estimated in accordance with the provisions of SFAS 123R.

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

The adoption of SFAS 123R had the following effect on the Company for the three and nine months ended September 30, 2006:

(in thousands, except per share data)	Three Month Period	Nine Month Period
Non-cash stock-based compensation	$(609)	$263
Reduction (increase) in:
Provision for income taxes	$(235)	$100
Net income	$(374)	$163
Basic earnings per share	$—	$—
Diluted earnings per share	$—	$—
Increase (decrease) in deferred tax assets	$(235)	$100

In addition, prior to the adoption of SFAS 123R, the Company presented tax benefits resulting from the exercise of stock options as operating cash flows in the statement of cash flows. SFAS 123R requires that tax benefits associated with share-based payments be classified under financing activities in the statement of cash flows. Since no stock option shares were exercised that gave rise to excess tax deductions during the three or nine months ended September 30, 2006, there is no effect of the adoption of SFAS 123R on the cash flow statement for the three or nine months ended September 30, 2006.

See Note 5 for additional information regarding the Company’s stock-based compensation plans and the assumptions used to calculate the fair value of stock-based awards.

NOTE 5 • Employee Stock-Based Compensation

Stock Option Awards

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options on the grant-date under SFAS 123R, which is the same valuation technique previously used for pro forma disclosures under SFAS 123. The Company did not grant any options during the three or nine months ended September 30, 2006, but did grant 12,000 shares during the nine months ended September 30, 2005. The Company used the following weighted average assumptions for all options granted during the nine months ended September 30, 2005:

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

A summary of stock option activity for the nine-month period ended September 30, 2006 is as follows:

Stock Options	Shares Under option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	2,016,988	$10.83
Granted	—	$—
Exercised	(35,017)	$7.35
Forfeited	—	$—
Expired	—	$—
Outstanding at September 30, 2006	1,981,971	$10.89	5.1	38,991
Exercisable at September 30, 2006	1,273,263	$8.10	4.4	28,591

The weighted average grant-date fair value of stock options granted during the nine-months ended September 30, 2005 was $8.51. The total intrinsic value of options exercised, determined as of the date of exercise, during the nine months ended September 30, 2006 and 2005 was $818,000 and $850,000, respectively. Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for in-the-money stock options at September 30, 2006.

Non-Vested Stock Awards (“Performance Stock Plan” or “PSP”)

The Company uses a path-depended lattice model to estimate the fair value of PSP grants on the grant-date under SFAS 123R. A summary of PSP activity for the nine months ended September 30, 2006 is as follows:

Stock Options	Weighted- Average Grant Date Fair Value	Granted Shares	Awarded Shares	Shares Not Yet Awarded
Outstanding at January 1, 2006	$5.21	5,851,682	5,125,304	726,378
Granted	$18.48	260,380	—	260,380
Awarded	$11.97	—	292,867	(292,867)
Vested	$4.11	(12,150)	(12,150)	—
Forfeited	$5.75	(361,400)	(324,176)	(37,224)
Outstanding at September 30, 2006	$5.92	5,738,512	5,081,845	656,667

The weighted average grant-date fair value of PSP grants for the nine months ended September 30, 2006 and 2005 was $18.48 and $14.33, respectively. The total fair value of PSP grants that vested during each of the nine months ended September 30, 2006 and 2005 was $351,000 and $-0-, respectively.

Employee Stock Purchase Plan (“ESPP”)

The Company has a shareholder approved ESPP. Employees of the Company who regularly work more than 20 hours per week are eligible to participate in the plan. Participants, through payroll deductions, may subscribe to purchase Company stock up to 10% of their compensation, to a maximum of $25,000, during each annual subscription period (August 1st to the following July 31st) at a cost of 85% of the lower of the stock price as of the beginning or ending of the stock subscription period. For the plan year ending July 31, 2006 and 2005, the Company issued 571,601 and 521,946 shares of common stock in August 2006 and 2005, respectively. These shares were issued at an aggregate purchase price of $10,557,000 or $18.47 per share in 2006, and of $9,207,000 or $17.64 per share in 2005. For the two months ended September 30, 2006 and 2005 of the 2006-2007 and 2005-2006 plan years, 84,228 and 108,491 shares of common stock (from authorized but unissued shares), respectively, were subscribed to by employees participating in the Company’s ESPP for proceeds of approximately $2,123,000 and $2,004,000, respectively.

Summary of Unrecognized Compensation Expense

As of September 30, 2006, there was approximately $20.9 million of unrecognized compensation expense related to all non-vested share-based compensation arrangements granted under the Company’s stock compensation plans. That expense is expected to be recognized over a weighted-average period of 10.1 years.

NOTE 6 • Business Combinations

Acquisitions in 2006

For the nine months ended September 30, 2006, Brown & Brown acquired the assets and assumed certain liabilities of 30 entities. The aggregate purchase price of these acquisitions was $153,584,000, including $139,100,000 of net cash payments, the issuance of $3,582,000 in notes payable and the assumption of $10,902,000 of liabilities. Substantially all of these acquisitions were acquired primarily to expand Brown & Brown’s core businesses and to attract and obtain high-quality individuals. Acquisition purchase prices are based primarily on a multiple of average annual operating profits earned over a one- to three-year period within a minimum and maximum price range. The initial asset allocation of an acquisition is based on the minimum purchase price, and any subsequent earn-out payment is allocated to goodwill.

All of these acquisitions have been accounted for as business combinations and are as follows:

(in thousands)

Name	Business Segment	2006 Date of Acquisition	Net Cash Paid	Notes Payable	Recorded Purchase Price
Axiom Intermediaries, LLC	Brokerage	January 1	$60,333	$—	$60,333
Delaware Valley Underwriting Agency, Inc., et al (DVUA)	Brokerage/National Programs	September 30	48,000	—	48,000
Other	Various	Various	30,767	3,582	34,349
Total			$139,100	$3,582	$142,682

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition:

(in thousands)	Axiom	DVUA	Other	Total
Fiduciary cash	$9,598	$—	$—	$9,598
Other current assets	445	—	100	545
Fixed assets	435	648	406	1,489
Purchased customer accounts	14,022	25,549	18,047	57,618
Noncompete agreements	31	52	443	526
Goodwill	45,860	21,751	16,197	83,808
Total assets acquired	70,391	48,000	35,193	153,584
Other current liabilities	(10,058)	—	(652)	(10,710)
Other liabilities	—	—	(192)	(192)
Total liabilities assumed	(10,058)	—	(844)	(10,902)
Net assets acquired	$60,333	$48,000	$34,349	$142,682

The results of operations for the acquisitions completed during 2006 have been combined with those of the Company since their respective acquisitions dates. If the acquisitions had occurred as of January 1, 2005, the Company’s results of operations would be as shown in the following table:

(UNAUDITED)	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share data)	2006	2005	2006	2005
Total revenues	$217,612	$203,758	$686,865	$630,900
Income before income taxes	67,619	60,134	226,317	200,875
Net income	41,532	37,559	139,887	123,573
Net income per share:
Basic	$0.30	$0.27	$1.00	$0.89
Diluted	$0.29	$0.27	$0.99	$0.89
Weighted average number of shares outstanding:
Basic	139,668	138,484	139,522	138,374
Diluted	141,027	139,638	140,949	139,504

These pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

Additional consideration paid to sellers as a result of purchase price “earn-out” provisions are recorded as adjustments to intangible assets when the contingencies are settled. The net additional consideration paid by the Company in 2006 as a result of these adjustments totaled $46,305,000, of which $46,340,000 was allocated to goodwill. Of the $46,305,000 net additional consideration paid, $12,692,000 was paid in cash, $32,656,000 was issued in notes payable and $957,000 was assumed as net liabilities. As of September 30, 2006, the maximum future contingency payments related to acquisitions totaled $170,377,000.

NOTE 7 • Goodwill

Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. Brown & Brown completed its most recent annual assessment as of November 30, 2005 and identified no impairment as a result of the evaluation.

The changes in goodwill for the nine months ended September 30, 2006 are as follows:

(in thousands)	Retail	National Programs	Brokerage	Services	Total
Balance as of January 1, 2006	$292,212	$119,022	$137,750	$56	$549,040
Goodwill of acquired businesses	35,493	21,032	70,905	2,718	130,148
Goodwill disposed of relating to sales of businesses	(1,389)	—	—	—	(1,389)
Balance as of September 30, 2006	$326,316	$140,054	$208,655	$2,774	$677,799

NOTE 8 • Amortizable Intangible Assets

Amortizable intangible assets at September 30, 2006 and December 31, 2005 consisted of the following:

	September 30, 2006				December 31, 2005
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (years)
Purchased customer accounts	$546,575	$(142,958)	$403,617	14.9	$498,580	$(126,161)	$372,419	14.9
Noncompete agreements	25,420	(21,188)	4,232	7.7	34,154	(28,666)	5,488	7.0
Total	$571,995	$(164,146)	$407,849		$532,734	$(154,827)	$377,907

Amortization expense for other amortizable intangible assets for the years ending December 31, 2006, 2007, 2008, 2009 and 2010 is estimated to be $36,542,000, $37,640,000, $36,747,000, $36,278,000, and $35,621,000, respectively.

NOTE 9 • Long-Term Debt

Long-term debt at September 30, 2006 and December 31, 2005 consisted of the following:

(in thousands)	2006	2005
Unsecured Senior Notes	$200,000	$200,000
Acquisition notes payable	13,071	43,889
Term loan agreements	16,072	25,714
Revolving credit facility	40,000	—
Other notes payable	176	206
Total debt	269,319	269,809
Less current portion	(64,418)	(55,630)
Long-term debt	$204,901	$214,179

In July 2004, Brown & Brown completed a private placement of $200.0 million of unsecured senior notes (the “Notes”). The $200.0 million Notes are divided into two series: Series A, for $100.0 million due in 2011 and bearing interest at 5.57% per year; and Series B, for $100.0 million due in 2014 and bearing interest at 6.08% per year. The closing on the Series B Notes occurred on July 15, 2004. The closing on the Series A Notes occurred on September 15, 2004. Brown & Brown has used the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. As of September 30, 2006 and December 31, 2005 there was an outstanding balance of $200.0 million on the Notes.

In September 2003, Brown & Brown established an unsecured revolving credit facility with a national banking institution that provided for available borrowings of up to $75.0 million, with a maturity date of October 2008, bearing an interest rate based upon the 30-, 60- or 90-day London InterBank Offered Rate (“LIBOR”) plus 0.625% to 1.625%, depending upon the Company’s quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization and non-cash stock-based compensation. A commitment fee of 0.175% to 0.375% per annum is assessed on the unused balance. The 90-day LIBOR was 5.37% and 4.53% as of September 30, 2006 and December 31, 2005, respectively. There was $40.0 million borrowed against this facility at September 30, 2006.

In January 2001, Brown & Brown entered into a $90.0 million unsecured seven-year term loan agreement with a national banking institution, bearing an interest rate based upon the 30-, 60- or 90-day LIBOR plus 0.50% to 1.00%, depending upon Brown & Brown’s quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization and non-cash stock grant compensation. The 90-day LIBOR was 5.37% and 4.53% as of September 30, 2006 and December 31, 2005, respectively. The loan was fully funded on January 3, 2001 and as of September 30, 2006 had an outstanding balance of $16,072,000. This loan is to be repaid in equal quarterly installments of $3,200,000 through December 2007.

All three of these credit agreements require Brown & Brown to maintain certain financial ratios and comply with certain other covenants. Brown & Brown was in compliance with all such covenants as of September 30, 2006 and December 31, 2005.

To hedge the risk of increasing interest rates from January 2, 2002 through the remaining six years of its seven-year $90 million term loan, Brown & Brown entered into an interest rate exchange (“swap”) agreement that effectively converted the floating rate LIBOR-based interest payments to fixed interest rate payments at 4.53%. This agreement did not affect the required 0.50% to 1.00% credit risk spread portion of the term loan. In accordance with SFAS No. 133, as amended, the fair value of the interest rate swap of approximately $52,000, net of related income taxes of approximately $31,000, was recorded in other assets as of September 30, 2006, and $36,000, net of related income taxes of approximately $22,000, was recorded in other asset as of December 31, 2005; with the related change in fair value reflected as other comprehensive income. Brown & Brown has designated and assessed the derivative as a highly effective cash flow hedge.

Acquisition notes payable represent debt incurred to former owners of certain insurance operations acquired by Brown & Brown. These notes and future contingent payments are payable in monthly, quarterly and annual installments through April 2011, including interest in the range from 0% to 8.05%.

NOTE 10 • Supplemental Disclosures of Cash Flow Information

	For the nine months ended September 30,
(in thousands)	2006	2005
Cash paid during the period for:
Interest	$13,821	$13,309
Income taxes	$78,469	$62,207

Brown & Brown’s significant non-cash investing and financing activities are summarized as follows:

	For the nine months ended September 30,
(in thousands)	2006	2005
Unrealized holding gain (loss) on available-for-sale securities, net of tax effect of $1,245 for 2006; net of tax benefit of $(119) for 2005	$2,106	$(121)
Net gain on cash-flow hedging derivative, net of tax effect of $9 for 2006, net of tax effect of $254 for 2005	$16	$435
Notes payable issued or assumed for purchased customer accounts	$36,238	$36,697
Notes received on the sale of fixed assets and customer accounts	$2,135	$2,130

NOTE 11 • Comprehensive Income

The components of comprehensive income, net of related income tax effects, are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2006	2005	2006	2005
Net income	$40,270	$34,783	$134,727	$114,834
Net unrealized holding gain (loss) on available-for-sale securities	1,330	879	2,106	(121)
Net (loss) gain on cash-flow hedging derivative	(58)	149	16	435
Comprehensive income	$41,542	$35,811	$136,849	$115,148

NOTE 12 • Legal and Regulatory Proceedings

Antitrust Actions and Related Matters

As previously disclosed, Brown & Brown, Inc. is one of more than ten insurance intermediaries named together with a number of insurance companies as defendants in putative class action lawsuits purporting to be brought on behalf of policyholders. Brown & Brown, Inc. initially became a defendant in certain of those actions in October and December of 2004. In February 2005, the Judicial Panel on Multi-District Litigation consolidated these cases, together with other putative class action lawsuits in which Brown & Brown, Inc. was not named as a party, to a single jurisdiction, the United States District Court, District of New Jersey, for pre-trial purposes. One of the consolidated actions, In Re: Employee-Benefits Insurance Antitrust Litigation, concerns employee benefits insurance and the other, styled In Re: Insurance Brokerage Antitrust Litigation, involves other lines of insurance. These two consolidated actions are collectively referred to in this report as the “Antitrust Actions.” The complaints refer to an action, since settled, that was filed against Marsh & McLennan Companies, Inc. (“Marsh & McLennan”), the largest insurance broker in the world, by the New York State Attorney General in October 2004, and allege various improprieties and unlawful acts by the various defendants in the pricing and placement of insurance, including alleged manipulation of the insurance market by, among other things: alleged “bid rigging” and “steering” clients to particular insurers based on considerations other than the clients’ interests; alleged entry into unlawful tying arrangements pursuant to which the placement of primary insurance contracts was conditioned upon commitments to place reinsurance through a particular broker; and alleged failure to disclose contingent commission and other allegedly improper compensation and fee arrangements. The plaintiffs in the Antitrust Actions assert a number of causes of action, including violations of the federal antitrust laws, multiple state antitrust and unfair and deceptive practices statutes, and the federal anti-racketeering (RICO) statute, as well as breach of fiduciary duty, misrepresentation, conspiracy, aiding and abetting, and unjust enrichment, and seek injunctive and declaratory relief as well as unspecified damages, including treble and punitive damages, and attorneys’ fees and costs. Brown & Brown, Inc. disputes the allegations and is vigorously defending itself in the Antitrust Actions.

Related Regulatory Proceedings

Since the New York State Attorney General filed the lawsuit referenced above against Marsh & McLennan in October 2004, governmental agencies in a number of states have looked or are looking into issues related to compensation practices in the insurance industry, and the Company continues to actively receive and respond to written and oral requests for information and/or subpoenas seeking information related to this topic. To date, requests for information and/or subpoenas have been received from governmental agencies such as attorneys general or departments of insurance in the following states: Arkansas (Department of Insurance), Arizona (Department of Insurance), California (Department of Insurance), Connecticut (Office of Attorney General), Florida (Office of Attorney General, Department of Financial Services, and Office of Insurance Regulation), Illinois (Office of Attorney General), Nevada (Department of Business & Industry, Division of Insurance), New Hampshire (Department of Insurance), New Jersey (Department of Banking and Insurance), New York (Office of Attorney General), North Carolina (Department of Insurance and Department of Justice), Oklahoma (Department of Insurance), Pennsylvania (Department of Insurance), South Carolina (Department of Insurance), Texas (Department of Insurance), Vermont (Department of Banking, Insurance, Securities & Healthcare Administration), Virginia (State Corporation Commission, Bureau of Insurance, Agent Regulation & Administration Division), Washington (Office of Insurance Commissioner) and West Virginia (Office of Attorney General). Agencies in Arizona, Virginia and Washington have concluded their respective investigations of subsidiaries of Brown & Brown, Inc. based in those states with no further action as to these entities.

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

As previously disclosed, a committee comprised of independent members of the Board of Directors of Brown & Brown, Inc. (the “Special Review Committee”) determined that maintenance of a derivative suit was not in the best interests of the Company, following an investigation in response to a December 2004 demand letter from counsel purporting to represent a current shareholder of Brown & Brown, Inc. (the “Demand Letter”). The Demand Letter sought the commencement of a derivative suit by Brown & Brown, Inc. against the Board of Directors and current and former officers and directors of Brown & Brown, Inc. for alleged breaches of fiduciary duty related to the Company’s participation in contingent commission agreements. The Special Review Committee’s conclusions were communicated to the purported shareholder’s counsel and there has been limited communication since then. There can be no assurance that the purported shareholder will not further pursue his allegations or that any pursuit of any such allegations would not have a material adverse effect on the Company.

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

Some of the other insurance intermediaries and insurance companies that have been subject to governmental investigations and/or lawsuits arising out of these matters have chosen to settle some such matters. Such settlements have involved the payment of substantial sums, as well as agreements to change business practices including, in some cases, agreements to no longer pay or accept contingent commissions. Marsh & McLennan, Aon Corporation, Arthur J. Gallagher & Co., Hilb, Rogal & Hobbs Company (“HRH”), and Willis Group Holdings Ltd. have each entered into agreements with governmental agencies, which collectively involve payments by these intermediaries to agencies and to certain of their clients totaling nearly $1 billion. With the exception of the settlement entered into by HRH, which included an agreement that HRH would discontinue acceptance of certain types of contingency compensation, these agreements provided that these insurance intermediaries would discontinue acceptance of any contingency compensation.

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

Summarized financial information concerning Brown & Brown’s reportable segments for the nine months ended September 30, 2006 and 2005 is shown in the following table. The “Other” column includes any income and expenses not allocated to reportable segments and corporate-related items, including the inter-company interest expense charge to the reporting segment.

	For the nine months ended September 30, 2006
(in thousands)	Retail	National Programs	Brokerage	Services	Other	Total
Total revenues	$395,812	$113,149	$125,110	$23,893	$5,390	$663,354
Investment income	71	320	3,310	35	4,647	8,383
Amortization	14,507	6,458	5,848	220	34	27,067
Depreciation	4,251	1,697	1,464	383	507	8,302
Interest expense	14,372	7,768	13,568	275	(25,903)	10,080
Income before income taxes	114,845	35,383	24,351	6,030	37,359	217,968
Total assets	1,082,425	564,337	617,665	31,578	(492,837)	1,803,168
Capital expenditures	4,832	2,976	1,506	472	2,536	12,322

	For the nine months ended September 30, 2005
(in thousands)	Retail	National Programs	Brokerage	Services	Other	Total
Total revenues	$374,118	$96,660	$92,682	$20,605	$4,885	$588,950
Investment income	61	273	974	—	2,967	4,275
Amortization	14,361	5,998	3,908	33	44	24,344
Depreciation	4,247	1,479	861	325	520	7,432
Interest expense	15,632	7,818	8,918	3	(21,480)	10,891
Income before income taxes	101,623	26,049	21,608	5,395	31,995	186,670
Total assets	922,379	424,517	462,311	15,935	(299,403)	1,525,739
Capital expenditures	4,829	2,619	1,410	290	643	9,791

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

Our commissions and fees revenue are comprised of commissions paid by insurance companies and fees paid directly by customers. Commission revenues generally represent a percentage of the premium paid by the insured and are materially affected by fluctuations in both premium rate levels charged by insurance companies and the insureds’ underlying “insurable exposure units,” which are units that insurance companies use to measure or express insurance exposed to risk (such as property values, sales and payroll levels) so as to determine what premium to charge the insured. These premium rates are established by insurance companies based upon many factors, including reinsurance rates, none of which we control. Beginning in 1986 and continuing through 1999, commission revenues were adversely influenced by a consistent decline in premium rates resulting from intense competition among property and casualty insurance companies for market share. Among other factors, this condition of a prevailing decline in premium rates, commonly referred to as a “soft market,” generally resulted in flat to reduced commissions on renewal business. The effect of this softness in rates on our commission revenues was somewhat offset by our acquisitions and net new business production. As a result of increasing “loss ratios” (the comparison of incurred losses plus adjustment expenses against earned premiums) of insurance companies through 1999, there was a general increase in premium rates beginning in the first quarter of 2000 and continuing into 2003. During 2003, the increases in premium rates began to moderate, and in certain lines of insurance, premium rates decreased. In 2004, as general premium rates continued to moderate, the insurance industry experienced the worst hurricane season since 1992 when Hurricane Andrew hit south Florida. The insured losses from the 2004 hurricane season were absorbed relatively easily by the insurance industry and the general insurance premium rates continued to soften during 2005. During the third quarter of 2005, the insurance industry experienced the worst hurricane season ever recorded. Primarily as a result of these hurricanes, including Hurricanes Katrina, Rita and Wilma, the total insured losses are estimated to be in excess of $50 billion. As a result of the 2005 insured losses, there is upward pressure on the insurance premium rates on coastal property, primarily in the southeastern part of the United States. In other parts of the country, premium rates continue to be generally “soft”.

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

Critical Accounting Policies

Our Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We continually evaluate our estimates, which are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for our judgments about the carrying values of our assets and liabilities, which values are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS 123R”), for its stock-based compensation plans. Results for prior periods have not been restated.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

The following discussion and analysis regarding results of operations, and liquidity and capital resources should be considered in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes.

Financial information relating to our Condensed Consolidated Financial Results for the three and nine months ended September 30, 2006 and 2005 is as follows (in thousands, except percentages):

	For the three months ended September 30,			For the nine months ended September 30,
	2006	2005	% Change	2006	2005	% Change
REVENUES
Commissions and fees	$206,466	$185,881	11.1%	$613,737	$547,088	12.2%
Contingent commissions	2,092	2,563	(18.4)%	40,163	34,409	16.7%
Investment income	3,218	1,786	80.2%	8,383	4,275	96.1%
Other income, net	189	415	(54.5)%	1,071	3,178	(66.3)%
Total revenues	211,965	190,645	11.2%	663,354	588,950	12.6%

EXPENSES
Employee compensation and benefits	100,821	94,009	7.2%	304,731	278,493	9.4%
Non-cash stock-based compensation	837	681	22.9%	4,601	2,360	95.0%
Other operating expenses	29,502	25,638	15.1%	90,605	78,760	15.0%
Amortization	9,089	8,452	7.5%	27,067	24,344	11.2%
Depreciation	2,922	2,538	15.1%	8,302	7,432	11.7%
Interest	3,229	3,638	(11.2)%	10,080	10,891	(7.4)%
Total expenses	146,400	134,956	8.5%	445,386	402,280	10.7%

Income before income taxes	65,656	55,689	17.7%	217,968	186,670	16.8%

Income taxes	25,295	20,906	21.0%	83,241	71,836	15.9%
NET INCOME	$40,270	$34,783	15.8%	$134,727	$114,834	17.3%

Net internal growth rate - core commissions and fees	5.2%	1.3%		4.5%	2.3%
Employee compensation and benefits ratio	47.6%	49.3%		45.9%	47.3%
Other operating expenses ratio	13.9%	13.4%		13.7%	13.4%

Capital expenditures	$3,226	$2,581		$12,322	$9,791
Total assets at September 30, 2006 and 2005				$1,803,168	$1,525,739

Net Income

Net income for the third quarter of 2006 was $40.3 million, or $0.29 per diluted share, compared with net income in the third quarter of 2005 of $34.8 million, or $0.25 per diluted share, a 16.0% increase on a per-share basis. Net income for the nine months ended September 30, 2006 was $134.7 million or $0.96 per diluted share, compared with net income for the comparable period in 2005 of $114.8 million, or $0.82 per diluted share, a 17.1 % increase on a per-share basis.

Commissions and Fees

Commissions and fees, including contingent commissions, for the third quarter of 2006 increased $20.1 million, or 10.7%, over the same period in 2005. Contingent commissions for the third quarter of 2006 decreased $0.5 million over the third quarter of 2005, to $2.1 million. Core commissions and fees are our commissions and fees, less (i) contingent commissions and (ii) divested business (commissions and fees generated from offices, books of business or niches sold or terminated). Core commissions and fees revenue for the third quarter of 2006 increased $21.2 million, of which approximately $11.5 million represents core commissions and fees from agencies acquired since the third quarter of 2005. After divested business of $0.6 million, the remaining $9.7 million represents net new business production, which reflects a 5.2% internal growth rate for core commissions and fees. Commissions and fees for the nine months ended September 30, 2006 increased $72.4 million, or 12.5%, over the same period in 2005. For the nine months ended September 30, 2006, contingent commissions increased $5.8 million over the comparable period in 2005. Core commissions and fees revenue for the first nine months of 2006 increased $68.2 million, of which approximately $43.6 million of the total increase represents core commissions and fees from agencies acquired since the comparable period in 2005. After divested business of $1.6 million, the remaining $24.6 million represents net new business production, which reflects a 4.5% internal growth rate for core commissions and fees.

Investment Income

Investment income for the three months ended September 30, 2006 increased $1.4 million, or 80.2%, over the same period in 2005. Investment income for the nine months ended September 30, 2006 increased $4.1 million, or 96.1%, over the same period in 2005. These increases in investment income were primarily due to higher investment yield rates.

Other Income, net

Other income for the three months ended September 30, 2006 decreased $0.2 million, or 54.5%, over the same period in 2005. Other income for the nine months ended September 30, 2006 decreased $2.1 million, or 66.3%, over the same period in 2005. Other income consists primarily of gains and losses from the sale and disposition of assets. The majority of the gain for the nine months ended September 30, 2005 was the result of the completion of the one year earn-out from the sale of our medical services operation in Louisiana in June 2004.

Employee Compensation and Benefits

Employee compensation and benefits for the third quarter of 2006 increased $6.8 million, or 7.2%, over the same period in 2005. Employee compensation and benefits for the nine months ended September 30, 2006 increased $26.2 million, or 9.4%, over the same period in 2005. These increases are primarily related to the addition of new employees from acquisitions completed since October 1, 2005 and increased compensation that resulted from higher commissions and fees revenue. Employee compensation and benefits as a percentage of total revenue decreased to 47.6% for the third quarter of 2006, from 49.3% for the third quarter of 2005. For the nine months ended September 30, 2006, employee compensation and benefits as a percentage of total revenue decreased to 45.9%, from 47.3% for the same period in 2005. These improved ratios for the three and nine month periods were the result of the continued assimilation of the acquisitions completed in 2005 and 2006 into our standard compensation program.

Non-Cash Stock-Based Compensation

Non-cash stock-based compensation for the three and nine months ended September 30, 2006 increased approximately $0.2 million, or 22.9%, and $2.2 million, or 95.0%, respectively. As more fully described in Notes 4 and 5 of the Condensed Consolidated Financial Statements, the increase was due to the implementation of SFAS No. 123R. The majority of the increased cost primarily relates to the expensing of the 15% discount granted to participants under our 1990 Employee Stock Purchase Plan.

Other Operating Expenses

Other operating expenses for the third quarter of 2006 increased $3.9 million, or 15.1%, over the same period in 2005. For the nine months ended September 30, 2006, other operating expenses increased $11.8 million, or 15.0%, over the same period in 2005. These increases are primarily the result of acquisitions completed since the fourth quarter of 2005 that had no comparable results in the same period of 2005. Other operating expenses as a percentage of revenues for the third quarter of 2006 increased to 13.9%, compared with 13.4% for the same period in 2005. For the nine months ended September 30, 2006, other operating expenses as a percentage of revenues increased to 13.7%, compared with 13.4% for the same period in 2005. The slight increase during the nine months ended September 30, 2006 was due to a general increase in travel and entertainment expenses in 2006, and the fact that in 2005 there was a $1.0 million reversal for an accrual for the revoked Florida Communications Tax.

Amortization

Amortization expense for the third quarter of 2006 increased $0.6 million, or 7.5%, over the third quarter of 2005. For the nine months ended September 30, 2006, amortization expense increased $2.7 million, or 11.2%, over the same period in 2005. These increases are primarily due to acquisitions completed since October 1, 2005.

Depreciation

Depreciation expense for the third quarter of 2006 increased $0.4 million, or 15.1%, over the third quarter of 2005. For the nine months ended September 30, 2006, depreciation expense increased $0.9 million, or 11.7%, over the same period in 2005. These increases are due to capital expenditures and fixed assets purchased in acquisitions completed since October 1, 2005.

Interest Expense

Interest expense for the third quarter of 2006 decreased $0.4 million, or 11.2%, over the same period in 2005. For the nine months ended September 30, 2006, interest expense decreased $0.8 million, or 7.4%, over the same period in 2005.

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

Our core commissions and fees internal growth rates for the three months ended September 30, 2006 by divisional units are as follows (in thousands, except percentages):

	For the three months ended September 30,		Total Net Change	Total Net Growth%	Less Acquisition Revenues	Internal Net Growth%
	2006	2005
Florida Retail	$44,083	$38,146	$5,937	15.6%	$109	15.3%
National Retail	52,874	48,555	4,319	8.9%	3,896	0.9%
Western Retail	26,896	26,848	48	0.2%	1,269	(4.5)%
Total Retail(1)	123,853	113,549	10,304	9.1%	5,274	4.4%
Professional Programs	10,806	10,820	(14)	(0.1)%	—	(0.1)%
Special Programs	26,626	22,080	4,546	20.6%	2,376	9.8%
Total National Programs	37,432	32,900	4,532	13.8%	2,376	6.6%
Brokerage	36,017	31,990	4,027	12.6%	2,238	5.6%
Services	9,164	6,821	2,343	34.3%	1,608	10.8%
Total Core Commissions and Fees	$206,466	$185,260	$21,206	11.4%	$11,496	5.2%

(1)	The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 13 which includes corporate and consolidation items.

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Condensed Consolidated Statements of Income for the three months ended September 30, 2006 and 2005 is as follows (in thousands, except percentages):

	For the three months ended September 30,
	2006	2005
Total core commissions and fees	$206,466	$185,260
Contingent commissions	2,092	2,563
Divested business	—	621
Total commission & fees	$208,558	$188,444

Our core commissions and fees internal growth rates for the nine months ended September 30, 2006 by divisional units are as follows (in thousands, except percentages):

	For the nine months ended September 30,		Total Net Change	Total Net Growth%	Less Acquisition Revenues	Internal Net Growth%
	2006	2005
Florida Retail	$130,372	$116,195	$14,177	12.2%	$490	11.8%
National Retail	157,156	149,115	8,041	5.4%	9,995	(1.3)%
Western Retail	78,347	77,478	869	1.1%	4.134	(4.2)%
Total Retail(1)	365,875	342,788	23,087	6.7%	14,619	2.5%
Professional Programs	30,268	31,433	(1,165)	(3.7)%	—	(3.7)%
Special Programs	79,839	64,199	15,640	24.4%	6,605	14.1%
Total National Programs	110,107	95,632	14,475	15.1%	6,605	8.2%
Brokerage	113,896	87,433	26,463	30.3%	19,406	8.1%
Services	23,859	19,653	4,206	21.4%	2,956	6.4%
Total Core Commissions and Fees	$613,737	$545,506	$68,231	12.5%	$43,586	4.5%

(1)	The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 13 which includes corporate and consolidation items.

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2006 and 2005 is as follows (in thousands, except percentages):

	For the nine months ended September 30,
	2006	2005
Total core commissions and fees	$613,737	$545,506
Contingent commissions	40,163	34,409
Divested business	—	1,582
Total commission & fees	$653,900	$581,497

Retail

The Retail Division provides a broad range of insurance products and services to commercial, public entity, professional and individual customers. Financial information relating to our Retail Division is as follows (in thousands, except percentages):

	For the three months ended September 30,			For the nine months ended September 30,
	2006	2005	% Change	2006	2005	% Change
REVENUES
Commissions and fees	$123,934	$114,625	8.1%	$365,591	$344,450	6.1%
Contingent commissions	876	1,350	(35.1)%	29,618	28,152	5.2%
Investment income	36	19	89.5%	71	61	16.4%
Other income, net	38	166	(77.1)%	532	1,455	(63.4)%
Total revenues	124,884	116,160	7.5%	395,812	374,118	5.8%
EXPENSES
Employee compensation and benefits	59,702	56,687	5.3%	183,006	175,934	4.0%
Non-cash stock-based compensation	745	550	35.5%	2,230	1,649	35.2%
Other operating expenses	20,477	19,506	5.0%	62,601	60,672	3.2%
Amortization	4,846	4,822	0.5%	14,507	14,361	1.0%
Depreciation	1,459	1,428	2.2%	4,251	4,247	0.1%
Interest	4,715	5,034	(6.3)%	14,372	15,632	(8.1)%
Total expenses	91,944	88,027	4.4%	280,967	272,495	3.1%
Income before income taxes	$32,940	$28,133	17.1%	$114,845	$101,623	13.0%
Net internal growth rate - core commissions and fees	4.4%	(0.3)%		2.5%	0.3%
Employee compensation and benefits ratio	47.8%	48.8%		46.2%	47.0%
Other operating expenses ratio	16.4%	16.8%		15.8%	16.2%
Capital expenditures	$1,071	$1,097		$4,832	$4,829
Total assets at September 30, 2006 and 2005				$1,082,425	$922,379

The Retail Division’s total revenues during the three months ended September 30, 2006 increased 7.5%, or $8.7 million, to $124.9 million. Contingent commissions for the quarter decreased $0.5 million over the third quarter of 2005. Of the increase in revenues, approximately $5.3 million related to the core commissions and fees from acquisitions that had no comparable revenues in the same period of 2005. Commissions and fees recorded in the third quarter of 2005 from business divested during 2006 was $0.6 million. The Retail Division’s internal growth rate for core commissions and fees was 4.4% for the third quarter of 2006, which was driven by higher insurance property rates in the southeastern U.S. However, in other parts of the country, insurance premium rates continue to soften. Income before income taxes for the three months ended September 30, 2006 increased 17.1%, or $4.8 million, to $32.9 million. This increase is primarily due to the earnings from acquisitions and the stronger net internal growth rate.

The Retail Division’s total revenues during the nine months ended September 30, 2006 increased 5.8%, or $21.7 million, to $395.8 million. Contingent commissions for the nine months ended September 30, 2006 increased $1.5 million over the same period in 2005. Of the increase in revenues, approximately $14.6 million related to the core commissions and fees from acquisitions that had no comparable revenues in the same period of 2005. Commissions and fees recorded in the nine months ended September 30, 2005 from business divested during 2006 was $1.6 million. The remaining increase is primarily due to net new business growth in core commissions and fees. The Retail Division’s internal growth rate for core commissions and fees was 2.5% for the nine months ended September 30, 2006. Income before income taxes for the nine months ended September 30, 2006 increased 13.0%, or $13.2 million, to $114.8 million. This increase is primarily due to the earnings from acquisitions and net new business from the stronger net internal growth rate.

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

	For the three months ended September 30,			For the nine months ended September 30,
	2006	2005	% Change	2006	2005	% Change
REVENUES
Commissions and fees	$37,432	$32,627	14.7%	$110,107	$94,165	16.9%
Contingent commissions	—	364	NMF	2,682	1,998	34.2%
Investment income	126	102	23.5%	320	273	17.2%
Other income, net	12	57	(78.9)%	40	224	(82.1)%
Total revenues	37,570	33,150	13.3%	113,149	96,660	17.1%
EXPENSES
Employee compensation and benefit	14,822	13,437	10.3%	44,686	39,894	12.0%
Non-cash stock-based compensation	130	89	46.1%	392	269	45.7%
Other operating expenses	5,509	4,662	18.2%	16,765	15,153	10.6%
Amortization	2,132	2,002	6.5%	6,458	5,998	7.7%
Depreciation	618	511	20.9%	1,697	1,479	14.7%
Interest	2,624	2,635	(0.4)%	7,768	7,818	(0.6)%
Total expenses	25,835	23,336	10.7%	77,766	70,611	10.1%
Income before income taxes	$11,735	$9,814	19.6%	$35,383	$26,049	35.8%
Net internal growth rate - core commissions and fees	6.6%	(2.0)%		8.2%	2.9%
Employee compensation and benefits ratio	39.5%	40.5%		39.5%	41.3%
Other operating expenses ratio	14.7%	14.1%		14.8%	15.7%
Capital expenditures	$287	$488		$2,976	$2,619
Total assets at September 30, 2006 and 2005				$564,337	$424,517

Total revenues for National Programs for the three months ended September 30, 2006 increased 13.3%, or $4.4 million, to $37.6 million. Contingent commissions for the third quarter of 2006 decreased $0.4 million over the third quarter of 2005. Of the increase in revenues, approximately $2.4 million related to core commissions and fees from acquisitions that had no comparable revenues in the same period of 2005. The remaining increase is primarily due to net new business growth, and therefore, the National Programs Division’s internal growth rate for the core commissions and fees was 6.6%. Although the Professional Programs Unit had a decrease of 0.1% in internal growth rate due to the continued softening of certain professional liability rates, it was offset by a strong 9.8 % internal growth rate in our Special Programs Unit which was attributable principally to increased premium rates in the condominium program administered by Florida Intracoastal Underwriters, Limited Company (“FIU”) and the growth in our lender-placed insurance program administered by Proctor Financial. Income before income taxes for the three months ended September 30, 2006 increased 19.6%, or $1.9 million, to $11.7 million, over the same period in 2005. This increase is primarily due to earnings from our net new business growth and to a lesser extent from new acquisitions.

Total revenues for National Programs for the nine months ended September 30, 2006 increased 17.1%, or $16.5 million, to $113.1 million. Contingent commissions for the nine months ended September 30, 2006 increased $0.7 million over the same period in 2005. Of the increase in revenues, approximately $6.6 million related to core commissions and fees from acquisitions that had no comparable revenues in the same period of 2005. The remaining increase is primarily due to net new business growth. Therefore the National Programs Division’s internal growth rate for core commissions and fees was 8.2%. Although the Professional Programs Unit had a decrease of 3.7% in internal growth rate due to the continued softening of certain professional liability rates, it was offset by a strong 14.1% internal growth rate in our Special Programs Unit which was attributable principally to increased premium rates in the condominium program administered by FIU, the growth in Proctor Financial and net new business in our public entity business. Income before income taxes for the nine months ended September 30, 2006 increased 35.8%, or $9.3 million, to $35.4 million, over the same period in 2005. This increase is primarily due to net new business growth and earnings from acquisitions completed since the fourth quarter of 2005.

Brokerage

The Brokerage Division markets and sells excess and surplus commercial insurance and reinsurance, primarily through independent agents and brokers. Financial information relating to our Brokerage Division is as follows (in thousands, except percentages):

	For the three months ended September 30,			For the nine months ended September 30,
	2006	2005	% Change	2006	2005	% Change
REVENUES
Commissions and fees	$36,017	$31,990	12.6%	$113,896	$87,433	30.3%
Contingent commissions	1,216	849	43.2%	7,863	4,259	84.6%
Investment income	1,208	591	104.4%	3,310	974	239.8%
Other income, net	24	2	NMF	41	16	156.3%
Total revenues	38,465	33,432	15.1%	125,110	92,682	35.0%
EXPENSES
Employee compensation and benefits	19,002	16,348	16.2%	58,107	43,307	34.2%
Non-cash stock-based compensation	130	41	217.1%	389	123	216.3%
Other operating expenses	6,520	5,324	22.5%	21,383	13,957	53.2%
Amortization	1,977	1,602	23.4%	5,848	3,908	49.6%
Depreciation	521	321	62.3%	1,464	861	70.0%
Interest	4,619	3,563	29.6%	13,568	8,918	52.1%
Total expenses	32,769	27,199	20.5%	100,759	71,074	41.8%
Income before income taxes	$5,696	$6,233	(8.6)%	$24,351	$21,608	12.7%
Net internal growth rate - core commissions and fees	5.6%	26.0%		8.1%	20.4%
Employee compensation and benefits ratio	49.4%	48.9%		46.4%	46.7%
Other operating expenses ratio	17.0%	15.9%		17.1%	15.1%
Capital expenditures	$458	$574		$1,506	$1,410
Total assets at September 30, 2006 and 2005				$617,665	$462,311

The Brokerage Division’s total revenues for the three months ended September 30, 2006 increased 15.1%, or $5.0 million, to $38.5 million over the same period in 2005. Contingent commissions for the third quarter of 2006 increased $0.4 million over the same quarter of 2005. Of the increase in revenues, approximately $2.2 million related to core commissions and fees from acquisitions that had no comparable revenues in the same period of 2005. The remaining increase is primarily due to net new business growth in core commissions and fees. Income before income taxes for the three months ended September 30, 2006 decreased 8.6%, or $0.5 million, to $5.7 million over the same period in 2005. This decrease was primarily the result of increases in amortization expense of $0.4 million and inter-company interest expense of $1.1 million related to acquisitions. Excluding amortization and interest expense, earnings for the three months ended September 30, 2006 increased 2.7%, or $0.9 million.

The Brokerage Division’s total revenues for the nine months ended September 30, 2006 increased 35.0%, or $32.4 million, to $125.1 million over the same period in 2005. Contingent commissions for the nine months ended September 30, 2006 increased $3.6 million from the same period in 2005 primarily attributable to the operations that were acquired in 2005. Of the increase in revenues, approximately $19.4 million related to core commissions and fees from acquisitions that had no comparable revenues in the same period of 2005, the largest acquisition of which being Hull & Company, Inc., with an effective date of March 1, 2005. The remaining increase is primarily due to net new business growth in core commissions and fees. Income before income taxes for the nine months ended September 30, 2006 increased 12.7%, or $2.7 million, to $24.4 million over the same period in 2005, primarily due to earnings from acquisitions and net new business.

Services

The Services Division provides insurance-related services, including third-party administration, consulting for the workers’ compensation and employee benefit self-insurance markets, managed healthcare services and Medicare set-aside services and programs. Financial information relating to our Services Division is as follows (in thousands, except percentages):

	For the three months ended September 30,			For the nine months ended September 30,
	2006	2005	% Change	2006	2005	% Change
REVENUES
Commissions and fees	$9,164	$6,821	34.3%	$23,859	$19,653	21.4%
Contingent commissions	—	—	—	—	—	—
Investment income	10	—	NMF	35	—	NMF
Other income (loss), net	—	(53)	NMF	(1)	952	NMF
Total revenues	9,174	6,768	35.5%	23,893	20,605	16.0%
EXPENSES
Employee compensation and benefits	4,822	3,911	23.3%	13,173	11,482	14.7%
Non-cash stock-based compensation	30	32	(6.3)%	89	92	(3.3)%
Other operating expenses	1,400	1,163	20.4%	3,723	3,275	13.7%
Amortization	123	11	NMF	220	33	NMF
Depreciation	144	105	37.1%	383	325	17.8%
Interest	164	1	NMF	275	3	NMF
Total expenses	6,683	5,223	28.0%	17,863	15,210	17.4%
Income before income taxes	$2,491	$1,545	61.2%	$6,030	$5,395	11.8%
Net internal growth rate - core commissions and fees	10.8%	10.7%		6.4%	9.3%
Employee compensation and benefits ratio	52.6%	57.8%		55.1%	55.7%
Other operating expenses ratio	15.3%	17.2%		15.6%	15.9%
Capital expenditures	$135	$88		$472	$290
Total assets at September 30, 2006 and 2005				$31,578	$15,935

The Services Division’s total revenues for the three months ended September 30, 2006 increased 35.5%, or $2.4 million, to $9.2 million from the same period in 2005. Core commissions and fees reflect an internal growth rate of 10.8% for the third quarter of 2006. Income before income taxes for the three months ended September 30, 2006 increased 61.2%, or $0.9 million, to $2.5 million from the same period in 2005, primarily as a result of new acquisitions.

The Services Division’s total revenues for the nine months ended September 30, 2006 increased 16.0%, or $3.3 million, to $23.9 million from the same period in 2005. Core commissions and fees reflect an internal growth rate of 6.4% for the nine months ended September 30, 2006. Other income primarily represents the gain on the sale of the medical services operation in Louisiana, recognized partly in 2004 based on the minimum purchase price, and the subsequent earn-out gain recognized in June 2005. Income before income taxes for the nine months ended September 30, 2006 increased 11.8%, or $0.6 million, to $6.0 million from the same period in 2005, primarily as a result of new acquisitions.

Other

As discussed in Note 13 of the Notes to Condensed Consolidated Financial Statements, the “Other” column in the Segment Information table includes any income and expenses not allocated to reportable segments, and corporate-related items, including the inter-company interest expense charged to the reporting segment.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents of $62.7 million at September 30, 2006 reflected a decrease of $37.9 million from the $100.6 million balance at December 31, 2005. For the nine-month period ended September 30, 2006, $162.2 million of cash was provided from operating activities. Also during this period, $142.2 million of cash was used for acquisitions, $12.3 million was used for additions to fixed assets, $76.7 million was used for payments on long-term debt and $20.9 million was used for payment of dividends.

Contractual Cash Obligations

As of September 30, 2006, our contractual cash obligations were as follows:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$269,307	$64,410	$4,644	$100,253	$100,000
Capital lease obligations	12	8	4	—	—
Other long-term liabilities	12,568	10,108	248	329	1,883
Operating leases	86,114	20,736	33,343	19,219	12,816
Interest obligations	75,771	12,326	23,392	23,080	16,973
Maximum future acquisition contingency payments	170,377	29,799	130,578	10,000	—
Total contractual cash obligations	$614,149	$137,387	$192,209	$152,881	$131,672

In July 2004, we completed a private placement of $200.0 million of unsecured senior notes (the “Notes”). The $200.0 million Notes are divided into two series: Series A, for $100.0 million due in 2011 and bearing interest at 5.57% per year; and Series B, for $100.0 million due in 2014 and bearing interest at 6.08% per year. The closing on the Series B Notes occurred on July 15, 2004. The closing on the Series A Notes occurred on September 15, 2004. We have used the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. As of September 30, 2006, there was an outstanding balance of $200.0 million on the Notes.

In September 2003, we established an unsecured revolving credit facility (“Facility”) with a national banking institution that provided for available borrowings of up to $75.0 million, with a maturity date of October 2008, bearing an interest rate based upon the 30-, 60- or 90-day London Interbank Offered Rate (“LIBOR”), plus 0.625% to 1.625%, depending upon our quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization and non-cash stock grant compensation. A commitment fee of 0.175% to 0.375% per annum was assessed on the unused balance. The 90-day LIBOR was 5.37% as of September 30, 2006. There was $40.0 million borrowed against this facility at September 30, 2006.

In January 2001, we entered into a $90.0 million, unsecured seven-year term loan agreement with a national banking institution. Borrowings under this facility bear interest based upon the 30-, 60- or 90-day LIBOR plus a credit risk spread ranging from 0.50% to 1.00%, depending upon our quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization and non-cash stock grant compensation. The 90-day LIBOR was 5.37% as of September 30, 2006. The loan was fully funded on January 3, 2001, and a balance of $16.1 million remained outstanding as of September 30, 2006. This loan is to be repaid in equal quarterly principal installments of $3.2 million through December 2007. Effective January 2, 2002, we entered into an interest rate exchange (“swap”) agreement with a national banking institution to lock in an effective fixed interest rate of 4.53% for the remaining six years of the term loan, excluding our credit risk spread of between 0.50% and 1.00%.

All of our credit agreements require us to maintain certain financial ratios and comply with certain other covenants. We were in compliance with all such covenants as of September 30, 2006 and December 31, 2005.

Neither we nor our subsidiaries has ever incurred off-balance sheet obligations through the use of, or investment in, off-balance sheet derivative financial instruments or structured finance or special purpose entities organized as corporations, partnerships or limited liability companies or trusts.

We are in the process of completing a private placement for a three year uncommitted shelf facility (“Shelf Facility”) for the sale of up to $200.0 million of unsecured senior notes (“Shelf Notes”). These Shelf Notes, when borrowed, will be similar to the Series A and Series B Notes borrowed in 2004. We plan to use the proceeds from the Shelf Notes for acquisitions and general corporate purposes. We anticipate that the Shelf Facility to be completed by December 31, 2006.

We believe that our existing cash, cash equivalents, short-term investment portfolio and funds generated from operations, together with our unsecured revolving credit facility and the planned Shelf Facility described above, will be sufficient to satisfy our normal liquidity needs through the next 12 months. Additionally, we believe that funds generated from future operations will be sufficient to satisfy our normal liquidity needs, including the required annual principal payments on our long-term debt.

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

Our invested assets are held as cash and cash equivalents, restricted cash and investments, available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit. These investments are subject to interest rate risk and equity price risk. The fair values of our cash and cash equivalents, restricted cash and investments, and certificates of deposit at September 30, 2006 and December 31, 2005 approximated their respective carrying values due to their short-term duration and therefore such market risk is not considered to be material.

We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date. However, we have no current intentions to add to or dispose of any of the 559,970 common stock shares of Rock-Tenn Company, a publicly-held New York Stock Exchange listed company, which we have owned for more than ten years. The investment in Rock-Tenn Company accounted for 76% and 68% of the total value of available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit as of September 30, 2006 and December 31, 2005, respectively. Rock-Tenn Company’s closing stock price at September 30, 2006 and December 31, 2005 was $19.80 and $13.65 respectively. Our exposure to equity price risk is primarily related to the Rock-Tenn Company investment. As of September 30, 2006, the value of the Rock-Tenn Company investment was $11,087,000.

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

At September 30, 2006, the interest rate swap agreement was as follows:

(in thousands, except percentages)	Contractual/ Notional Amount	Fair Value	Weighted Average Pay Rates	Weighted Average Received Rates
Interest rate swap agreement	$16,072	$83	4.53%	5.09%

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

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, those controls.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There were no material changes from the legal proceedings previously disclosed in Item 1, “Legal Proceedings” included in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

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

BROWN & BROWN, INC.
/S/ CORY T. WALKER
Date: November 9, 2006	Cory T. Walker Sr. Vice President, Chief Financial Officer and Treasurer (duly authorized officer, principal financial officer and principal accounting officer)