Form 10-K
period 2006-12-31
BROWN & BROWN INC
filed 2007-03-01
CIK 79282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________to___________
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

NOTE: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐  No ☒

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was sold on June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) was $3,249,721,264.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Check one:
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

The number of outstanding shares of the registrant’s Common Stock, $.10 par value, outstanding as of February 26, 2007 was 140,483,559.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Brown & Brown, Inc.’s Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

PART I

ITEM 1.  Business.

Disclosure Regarding Forward-Looking Statements

Brown & Brown, Inc., together with its subsidiaries (collectively, “we”, “Brown & Brown” or the “Company”), make “forward-looking statements” within the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995 throughout this report and in the documents we incorporate by reference into this report.  You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan” and “continue” or similar words.  We have based these statements on our current expectations about future events.   Although we believe the expectations expressed in the forward-looking statements included in this Form 10-K and those reports, statements, information and announcements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. Many of these factors have previously been identified in filings or statements made by us or on our behalf.  Important factors which could cause our actual results to differ materially from the forward-looking statements in this report include the following items, in additions to those matters described in Item 1A “Risk Factors”:

-	material adverse changes in economic conditions in the markets we serve;

-	future regulatory actions and conditions in the states in which we conduct our business;

-	competition from others in the insurance agency, wholesale brokerage and service business;

-
a significant portion of business written by Brown & Brown is for customers located in California, Florida, Georgia, Michigan, New Jersey, New York, Pennsylvania and Washington. Accordingly, the occurrence of adverse economic conditions, an adverse regulatory climate, or a disaster in any of these states could have a material adverse effect on our business, although no such conditions have been encountered in the past;

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

General

We are a diversified insurance agency, wholesale brokerage and service organization with origins dating from 1939, headquartered in Daytona Beach and Tampa, Florida.  We market and sell to our customers insurance products and services, primarily in the property, casualty and employee benefits areas. As an agent and broker, we do not assume underwriting risks. Instead, we provide our customers with quality insurance contracts, as well as other targeted, customized risk management products and services.

We are compensated for our services primarily by commissions paid by insurance companies and by fees paid by customers for certain services. The commission is usually a percentage of the premium paid by the insured. Commission rates generally depend upon the type of insurance, the particular insurance company and the nature of the services provided by us. In some cases, a commission is shared with other agents or brokers who have acted jointly with us in a transaction. We may also receive from an insurance company a “contingent commission”, which is a profit-sharing commission based primarily on underwriting results, but may also contain considerations for volume, growth and/or retention.  Fees are principally generated by our Services Division, which offers third-party claims administration, consulting for the self-funded workers’ compensation insurance market, and managed healthcare services.  The amount of our revenue from commissions and fees is a function of, among other factors, continued new business production, retention of existing customers, acquisitions and fluctuations in insurance premium rates and insurable exposure units.

Premium pricing within the property and casualty insurance underwriting industry has historically been cyclical, displaying a high degree of volatility based on prevailing economic and competitive conditions. From the mid-1980s through 1999, the property and casualty insurance industry experienced a “soft market” during which the underwriting capacity of insurance companies expanded, stimulating an increase in competition and a decrease in premium rates and related commissions. The effect of this softness in rates on our revenues was somewhat offset by our acquisitions and new business production. As a result of increasing “loss ratios” (the comparison of incurred losses plus adjustment expenses against earned premiums) of insurance companies through 1999, there was a general increase in premium rates beginning in the first quarter of 2000 and continuing into 2003.  During 2003, the increases in premium rates began to moderate and, in certain lines of insurance, the premium rates decreased.  In 2004, as general premium rates continued to moderate, the insurance industry experienced the worst hurricane season since 1992 when Hurricane Andrew hit south Florida. The insured losses from the 2004 hurricane season were absorbed relatively easily by the insurance industry and the general insurance premium rates continued to soften during 2005. During the third quarter of 2005, the insurance industry experienced the worst hurricane season ever recorded. As a result of the significant losses incurred by the insurance carriers from these hurricanes, the insurance premium rates in 2006 increased on coastal property, primarily in the southeastern region of the United States. In the other regions of the United States, the insurance premium rates, in general, declined during 2006.

As of December 31, 2006, our activities were conducted in 179 locations in 35 states as follows:

Florida	40	Arkansas	3
Texas	12	North Carolina	3
California	11	South Carolina	3
Georgia	9	Wisconsin	3
New York	9	Connecticut	2
New Jersey	7	Massachusetts	2
Colorado	7	Minnesota	2
Illinois	7	Montana	2
Pennsylvania	6	New Hampshire	2
Washington	6	Hawaii	1
Virginia	6	Kansas	1
Arizona	5	Kentucky	1
Indiana	4	Missouri	1
Louisiana	4	Nebraska	1
Michigan	4	Ohio	1
New Mexico	4	Utah	1
Nevada	4	West Virginia	1
Oklahoma	4

Business Combinations

Beginning in 1993 through 2006, we acquired 237 insurance intermediary operations, excluding acquired books of business (customer accounts), that had aggregate estimated annual revenues of $627.0 million for the 12 calendar months immediately preceding the dates of acquisition.  Of these, 32 operations were acquired during 2006, with aggregate estimated annual revenues of $56.4 million for the 12 calendar months immediately preceding the dates of acquisition and 32 operations were acquired during 2005, with aggregate estimated annual revenues of $123.0 million for the 12 calendar months immediately preceding the dates of acquisition.  During 2004, 32 operations were acquired with aggregate estimated annual revenues of $103.3 million for the 12 calendar months immediately preceding the dates of acquisition.

See Note 2 to the Consolidated Financial Statements for a summary of our 2006 and 2005 acquisitions.

From January 1, 2007 through March 1, 2007, Brown & Brown acquired the assets and assumed certain liabilities of five insurance intermediaries, a book of business and the outstanding stock of two general insurance agency. The aggregate purchase price of these acquisitions was $47,569,000, including $40,818,000 of net cash payments, the issuance of $3,869,000 in notes payable and the assumption of $2,882,000 of liabilities. See Note 17 to the Consolidated Financial Statements for a summary of our 2007 acquisitions.

DIVISIONS

Our business is divided into four reportable operating segments: (1) the Retail Division; (2) the National Programs Division; (3) the Wholesale Brokerage Division; and (4) the Services Division. The Retail Division provides a broad range of insurance products and services to commercial, public entity, professional and individual customers. The National Programs Division is comprised of two units: Professional Programs, which provides professional liability and related package products for certain professionals; and Special Programs, which markets targeted products and services designated for specific industries, trade groups, public entities, and market niches.  The Wholesale Brokerage Division markets and sells excess and surplus commercial insurance and reinsurance, primarily through independent agents and brokers.  The Services Division provides clients with third-party claims administration, consulting for the workers’ compensation insurance market, comprehensive medical utilization management services in both workers’ compensation and all-lines liability arenas, and Medicare Secondary Payer statute compliance-related services.

The following table sets forth a summary of (1) the commissions and fees revenue (revenues from external customers) generated by each of our reportable operating segments for 2006, 2005 and 2004, and (2) the percentage of our total commissions and fees revenue represented by each segment for each such period:

(in thousands, except percentages)	2006	%	2005	%	2004	%

Retail Division	$516,489	59.7%	$489,566	63.1%	$457,936	71.8%
National Programs Division	156,996	18.2	133,147	17.2	111,907	17.5
Wholesale Brokerage Division	159,268	18.4	125,537	16.2	41,585	6.5
Services Division	32,561	3.8	26,565	3.4	25,807	4.0
Other	(651)	(0.1)	728	0.1	1,032	0.2
Total	$864,663	100.0%	$775,543	100.0%	$638,267	100.0%

See Note 16 to the Consolidated Financial Statements for additional segment financial data relating to our business.

Retail Division

As of December 31, 2006, our Retail Division employed 2,613 persons. Our retail insurance agency business provides a broad range of insurance products and services to commercial, public and quasi-public entity, professional and individual customers. The categories of insurance principally sold by us include: property insurance relating to physical damage to property and resultant interruption of business or extra expense caused by fire, windstorm or other perils; casualty insurance relating to legal liabilities, workers’ compensation, commercial and private passenger automobile coverages; and fidelity and surety bonds. We also sell and service group and individual life, accident, disability, health, hospitalization, medical and dental insurance.

No material part of our retail business is attributable to a single customer or a few customers. During 2006, commissions and fees from our largest single Retail Division customer represented less than one percent of the Retail Division’s total commissions and fees revenue.

In connection with the selling and marketing of insurance coverages, we provide a broad range of related services to our customers, such as risk management surveys and analysis, consultation in connection with placing insurance coverages and claims processing. We believe these services are important factors in securing and retaining customers.

National Programs Division

As of December 31, 2006, our National Programs Division employed 666 persons. Our National Programs Division consists of two units: Professional Programs and Special Programs.

Professional Programs.  Professional Programs provides professional liability and related package insurance products for certain professionals.  Professional Programs tailors insurance products to the needs of a particular professional group; negotiates policy forms, coverages and commission rates with an insurance company; and, in certain cases, secures the formal or informal endorsement of the product by a professional association or sponsoring company. The professional groups serviced by the Professional Programs include dentists, lawyers, optometrists, opticians, insurance agents, financial service representatives, benefit administrators, real estate title agents and escrow agents.  The Professional Protector Plan® for Dentists and the Lawyer’s Protector Plan® are marketed and sold primarily through a national network of independent agencies including certain of our retail offices, while certain of the professional liability programs of our CalSurance® and TitlePac® operations are principally marketed and sold directly to our insured customers. Under our agency agreements with the insurance companies that underwrite these programs, we often have authority to bind coverages (subject to established guidelines), to bill and collect premiums and, in some cases, to adjust claims.  For the programs that we market through independent agencies, we receive a wholesale commission or “override”, which is then shared with these independent agencies.

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

•
Lawyers:   The Lawyer’s Protector Plan® (LPP®) was introduced in 1983, 10 years after we began marketing lawyers’ professional liability insurance. This program is presently offered in 43 states, the District of Columbia and Puerto Rico.

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

Special Programs.  Special Programs markets targeted products and services to specific industries, trade groups, public and quasi-public entities, and market niches.  All of the Special Programs, except for Parcel Insurance Plan® (PIP®), are marketed and sold primarily through independent agents, including certain of our retail offices.  Parcel Insurance Plan® markets and sells its insurance product directly to insured customers.  Under agency agreements with the insurance companies that underwrite these programs, we often have authority to bind coverages (subject to established guidelines), to bill and collect premiums and, in some cases, to adjust claims.

Below are brief descriptions of the Special Programs:

•
Florida Intracoastal Underwriters, Limited Company (“FIU”) is a managing general agency that specializes in providing insurance coverage for coastal and inland high-value condominiums and apartments. FIU has developed a specialty reinsurance facility to support the underwriting activities associated with these risks.

•
Public Risk Underwriters®, along with our similar offices in Florida and other states, are program administrators offering tailored property and casualty insurance products, risk management consulting, third-party administration and related services designed for municipalities, schools, fire districts, and other public entities.

•
Proctor Financial, Inc. (“Proctor”) provides insurance programs and compliance solutions for financial institutions that service mortgage loans.  Proctor’s products include lender-placed fire and flood insurance, full insurance outsourcing, mortgage impairment, and blanket equity insurance.  Proctor also writes surplus lines property business for its financial institutions clients and acts as a wholesaler for this line of business.

•	American Specialty Insurance & Risk Services, Inc. provides insurance and risk management services for clients in professional sports, motor sports, amateur sports, and the entertainment industry.

•
Parcel Insurance Plan® (PIP®) is a specialty insurance agency providing insurance coverage to commercial and private shippers for small packages and parcels with insured values of less than $25,000 each.

•	Professional Risk Specialty Group is a specialty insurance agency providing liability insurance products to various professional groups.

•
AFC Insurance, Inc. (“AFC”) is a managing general underwriter, specializing in tailored insurance products for the health and human services industry.  AFC works with retail agents in all states and targets home healthcare, group homes for the mentally and physically challenged, and drug and alcohol facilities and programs for the developmentally disabled.

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

Wholesale Brokerage Division

At December 31, 2006, the Wholesale Brokerage Division employed 1,026 persons. The Wholesale Brokerage Division markets excess and surplus commercial insurance products and services to retail insurance agencies (including our retail offices), and reinsurance products and services to insurance companies throughout the United States.  Wholesale Brokerage Division offices represent various U.S. and U.K. surplus lines insurance companies and certain offices are also Lloyd’s of London correspondents. The Wholesale Brokerage Division also represents admitted insurance companies for smaller agencies that do not have access to large insurance company representation. Excess and surplus insurance products include many insurance coverages, including personal lines homeowners, yachts, jewelry, commercial property and casualty, commercial automobile, garage, restaurant, builder’s risk and inland marine lines. Difficult-to-insure general liability and products liability coverages are a specialty, as is excess workers’ compensation coverage. Retail insurance agency business is solicited through mailings and direct contact with retail agency representatives.

In March 2005, we acquired the assets of Hull & Company, Inc. and certain affiliated companies (“Hull”) with estimated annualized revenues of $63.0 million which along with acquisitions of several other larger wholesale brokerage operations, which essentially tripled the Wholesale Brokerage Division’s 2006 and 2005 revenues over its 2004 revenues.

On January 1, 2006, we acquired the assets of Axiom Intermediaries, LLC. (“Axiom”), which specializes in treaty and facultative reinsurance brokerage services. Axiom’s total revenues in 2006 were $11.5 million.

In September 2006, we acquired the assets of Delaware Valley Underwriting Agency, Inc. and certain affiliated companies with estimated annualized revenues of $15.0 million.

Services Division

At December 31, 2006, our Services Division employed 330 persons and provided the following services: (1) insurance-related services, including comprehensive risk management and third-party administration (“TPA”) services for insurance entities and self-funded or fully-insured workers’ compensation and liability plans; (2) comprehensive medical utilization management services for both workers’ compensation and all-lines liability insurance plans: and (3) Medicare Secondary Payer statute compliance-related services.

The Services Division’s workers’ compensation and liability plan TPA services include claims administration, access to major reinsurance markets, cost containment consulting, services for secondary disability, and subrogation recoveries and risk management services such as loss control. In 2006, our three largest workers’ compensation contracts represented approximately 57.0% of our Services Division’s fees revenue, or approximately 1.5% of our total consolidated commissions and fees revenue. In addition, the Services Division provides managed care services, including medical networks, case management and utilization review services, certified by the American Accreditation Health Care Commission.

In 2004, we sold our Louisiana-based employee benefits TPA.  We currently have no operations in the employee benefits TPA business and have no current plans to re-enter this area of the services business.

Employees

At December 31, 2006, we had 4,733 employees. We have agreements with our sales employees and certain other employees that include provisions restricting their right to solicit our insured customers and employees after separation from employment with us. The enforceability of such agreements varies from state to state depending upon state statutes, judicial decisions and factual circumstances. The majority of these agreements are at-will and terminable by either party; however, the covenants not to solicit our insured customers and employees generally extend for a period of two years after cessation of employment.

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

A number of insurance companies are engaged in the direct sale of insurance, primarily to individuals, and do not pay commissions to third-party agents and brokers. In addition, the Internet continues to be a source for direct placement of personal lines business. To date, such direct writing has had little effect on our operations, primarily because our Retail Division is commercially, rather than individually, oriented.

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

Available Information

We make available free of charge on our website, at www.bbinsurance.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the rules promulgated thereunder, as soon as reasonably practicable after electronically filing or furnishing such material to the Securities and Exchange Commission.

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

We are primarily engaged in insurance agency and wholesale brokerage activities and derive revenues principally from commissions paid by insurance companies. Commissions are based upon a percentage of premiums paid by customers for insurance products. The amount of such commissions is therefore highly dependent on premium rates charged by insurance companies. We do not determine insurance premiums. Premium rates are determined by insurance companies based on a fluctuating market. Historically, property and casualty premiums have been cyclical in nature and have varied widely based on market conditions. From the mid-1980s through 1999, general premium levels were depressed as a result of the expanded underwriting capacity of insurance companies and increased competition. In many cases, insurance companies lowered commission rates and increased volume requirements. Significant reductions in premium rates occurred during the years 1986 through 1999. As a result of increasing "loss ratios" (the comparison of incurred losses plus loss adjustment expenses against earned premiums) experience by insurance companies through 1999, there was a general increase in premium rates beginning in the first quarter of 2000 and continuing into 2003. During 2004, there was a rapid transition as previously stable or increasing rates fell in most markets. These rate declines were most pronounced in the property and casualty market, with rates falling between 10% and 30% by year-end. Rate declines continued on a moderated basis through 2006, with the exception of premium rates on coastal property, which increased.

As traditional risk-bearing insurance companies continue to outsource the production of premium revenue to non-affiliated brokers or agents such as us, those insurance companies may seek to reduce further their expenses by reducing the commission rates payable to those insurance agents or brokers. The reduction of these commission rates, along with general volatility and/or declines in premiums, may significantly affect our profitability. Because we do not determine the timing or extent of premium pricing changes, we cannot accurately forecast our commission revenues, including whether they will significantly decline. As a result, our budgets for future acquisitions, capital expenditures, dividend payments, loan repayments and other expenditures may have to be adjusted to account for unexpected changes in revenues, and any decreases in premium rates may adversely affect the results of our operations.

OUR BUSINESS PRACTICES AND COMPENSATION ARRANGEMENTS ARE SUBJECT TO UNCERTAINTY DUE TO INVESTIGATIONS BY GOVERNMENTAL AUTHORITIES AND RELATED PRIVATE LITIGATION.

The business practices and compensation arrangements of the insurance intermediary industry, including our practices and arrangements, are subject to uncertainty due to investigations by various governmental authorities and related private litigation. The legislatures of various states may adopt new laws addressing contingent commission arrangements, including laws prohibiting such arrangements, and addressing disclosure of such arrangements to insureds. Various state departments of insurance may also adopt new regulations addressing these matters. While it is not possible to predict the outcome of the governmental inquiries and investigations into the insurance industry’s commission payment practices or the responses by the market and government regulators, any material decrease in our profit-sharing contingent commissions is likely to have an adverse effect on our results of operations.

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

We may be subject to various actual and potential claims, lawsuits and other proceedings relating principally to alleged errors and omissions in connection with the placement of insurance in the ordinary course of business. Because we often assist clients with matters involving substantial amounts of money, including the placement of insurance and the handling of related claims, errors and omissions claims against us may arise which allege potential liability for all or part of the amounts in question. Claimants may seek large damage awards and these claims may involve potentially significant legal costs. Such claims, lawsuits and other proceedings could, for example, include claims for damages based on allegations that our employees or sub-agents improperly failed to procure coverage, report claims on behalf of clients, provide insurance companies with complete and accurate information relating to the risks being insured or appropriately apply funds that we hold for our clients on a fiduciary basis. We have established provisions against these potential matters which we believe to be adequate in the light of current information and legal advice, and we adjust such provisions from time to time according to developments.

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

For the year ended December 31, 2006, approximately 5.3% and 4.9%, respectively, of our total revenues were derived from insurance policies underwritten by two separate insurance companies, respectively. For the year ended December 31, 2005, approximately 8.0% and 5.4%, respectively, of our total revenues were derived from insurance policies underwritten by two separate insurance companies, respectively. Should either of these insurance companies seek to terminate their arrangements with us, we believe that other insurance companies are available to underwrite the business, although some additional expense and loss of market share could possibly result. No other insurance company accounts for 5% or more of our total revenues.

BECAUSE OUR BUSINESS IS HIGHLY CONCENTRATED IN CALIFORNIA, FLORIDA, GEORGIA, MICHIGAN, NEW JERSEY, NEW YORK, PENNSYLVANIA AND WASHINGTON, ADVERSE ECONOMIC CONDITIONS OR REGULATORY CHANGES IN THESE STATES COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

A significant portion of our business is concentrated in California, Florida, Georgia, Michigan, New Jersey, New York, Pennsylvania and Washington. For the years ended December 31, 2006 and December 31, 2005, we derived $617.5 million, or 71.4%, and $570.3 million, or 73.5%, of our commissions and fees from our operations located in these states, respectively. We believe that these revenues are attributable predominately to clients in these states. We believe the regulatory environment for insurance agencies in these states currently is no more restrictive than in other states. The insurance business is a state-regulated industry, and therefore, state legislatures may enact laws that adversely affect the insurance industry. Because our business is concentrated in a few states, we face greater exposure to unfavorable changes in regulatory conditions in those states than insurance agencies whose operations are more diversified through a greater number of states. In addition, the occurrence of adverse economic conditions, natural or other disasters, or other circumstances specific to or otherwise significantly impacting these states could adversely affect our financial condition and results of operations.

OUR GROWTH STRATEGY DEPENDS IN PART ON THE ACQUISITION OF OTHER INSURANCE INTERMEDARIES, WHICH MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS IN THE FUTURE AND WHICH, IF CONSUMMATED, MAY NOT BE ADVANTAGEOUS TO US.

Our growth strategy includes the acquisition of insurance agencies, brokers and other intermediaries. Our ability to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into our operations, and expand into new markets will require us to continue to implement and improve our operations, financial, and management information systems. Integrated, acquired businesses may not achieve levels of revenue, profitability, or productivity comparable to our existing operations, or otherwise perform as expected. In addition, we compete for acquisition and expansion opportunities with entities that have substantially greater resources. Acquisitions also involve a number of special risks, such as: diversion of management's attention; difficulties in the integration of acquired operations and retention of personnel; entry into unfamiliar markets; unanticipated problems or legal liabilities; and tax and accounting issues, some or all of which could have a material adverse effect on the results of our operations and our financial condition.

OUR CURRENT MARKET SHARE MAY DECREASE AS A RESULT OF INCREASED COMPETITION FROM INSURANCE COMPANIES AND THE FINANCIAL SERVICES INDUSTRY.

The insurance intermediaries business is highly competitive and we actively compete with numerous firms for clients and insurance companies, many of which have relationships with insurance companies or have a significant presence in niche insurance markets, that may give them an advantage over us. Because relationships between insurance intermediaries and insurance companies or clients are often local or regional in nature, this potential competitive disadvantage is particularly pronounced outside of Florida. A number of insurance companies are engaged in the direct sale of insurance, primarily to individuals, and do not pay commissions to agents and brokers. In addition, as and to the extent that banks, securities firms and insurance companies affiliate, the financial services industry may experience further consolidation, and we therefore may experience increased competition from insurance companies and the financial services industry, as a growing number of larger financial institutions increasingly, and aggressively, offer a wider variety of financial services, including insurance, than we currently offer.

PROPOSED TORT REFORM LEGISLATION, IF ENACTED, COULD DECREASE DEMAND FOR LIABILITY INSURANCE, THEREBY REDUCING OUR COMMISSION REVENUES.

Legislation concerning tort reform has been considered, from time to time, in the United States Congress and in several states legislatures. Among the provisions considered for inclusion in such legislation have been limitations on damage awards, including punitive damages, and various restrictions applicable to class action lawsuits. Enactment of these or similar provisions by Congress, or by states in which we sell insurance, could result in a reduction in the demand for liability insurance policies or a decrease in policy limits of such policies sold, thereby reducing our commission revenues.

WE COMPETE IN A HIGHLY REGULATED INDUSTRY, WHICH MAY RESULT IN INCREASED EXPENSES OR RESTRICTIONS ON OUR OPERATIONS.

We conduct business in most states and are subject to comprehensive regulation and supervision by government agencies in the states in which we do business. The primary purpose of such regulation and supervision is to provide safeguards for policyholders rather than to protect the interests of our stockholders. The laws of the various state jurisdictions establish supervisory agencies with broad administrative powers with respect to, among other things, licensing of entities to transact business, licensing of agents, admittance of assets, regulating premium rates, approving policy forms, regulating unfair trade and claims practices, establishing reserve requirements and solvency standards, requiring participation in guarantee funds and shared market mechanisms, and restricting payment of dividends. Also, in response to perceived excessive cost or inadequacy of available insurance, states have from time to time created state insurance funds and assigned risk pools, which compete directly, on a subsidized basis, with private insurance providers. We act as agents and brokers for such state insurance funds in California and certain other states. These state funds could choose to reduce the sales or brokerage commissions we receive. Any such reductions, in a state in which we have substantial operations, such as Florida, California or New York, could substantially affect the profitability of our operations in such state, or cause us to change our marketing focus. State insurance regulators and the National Association of Insurance Commissioners continually re-examine existing laws and regulations, and such re-examination may result in the enactment of insurance-related laws and regulations, or the issuance of interpretations thereof, that adversely affect our business. Although we believe that we are in compliance in all material respects with applicable local, state and federal laws, rules and regulations, there can be no assurance that more restrictive laws, rules or regulations will not be adopted in the future that could make compliance more difficult or expensive. Specifically, recently adopted federal financial services modernization legislation could lead to additional federal regulation of the insurance industry in the coming years, which could result in increased expenses or restrictions on our operations.

PROFIT SHARING CONTINGENT COMMISSIONS AND OVERRIDES PAID BY INSURANCE COMPANIES ARE LESS PREDICTABLE THAN USUAL, WHICH IMPAIRS OUR ABILITY TO PREDICT THE AMOUNT OF SUCH COMMISSIONS THAT WE WILL RECEIVE.

We derive a portion of our revenues from profit-sharing contingent commissions and overrides paid by insurance companies. Profit-sharing contingent commissions are special revenue-sharing commissions paid by insurance companies based upon the volume and the growth and/or profitability of the business placed with such companies during the prior year. We primarily receive these commissions in the first and second quarters of each year. The aggregate of these commissions generally accounts for 5.2% to 5.6% of the previous year’s total annual revenues over the last three years. Override commissions are paid by insurance companies based on the volume of business that we place with them and are generally paid over the course of the year. Due to the inherent uncertainty of loss in our industry and changes in underwriting criteria due in part to the high loss ratios experienced by insurance companies, we cannot predict the payment of these profit-sharing contingent commissions. Further, we have no control over the ability of insurance companies to estimate loss reserves, which affects our ability to make profit-sharing calculations. Because these commissions affect our revenues, any decrease in their payment to us could adversely affect the results of our operations and our financial condition.

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

Our commission income (including profit-sharing contingent commissions but excluding fees), can vary quarterly or annually due to the timing of policy renewals and the net effect of new and lost business production. The factors that cause these variations are not within our control. Specifically, consumer demand for insurance products can influence the timing of renewals, new business and lost business (which includes policies that are not renewed), and cancellations. In addition, as discussed, we rely on insurance companies for the payment of certain commissions. Because these payments are processed internally by these insurance companies, we may not receive a payment that is otherwise expected from a particular insurance company in one of our quarters or years until after the end of that period, which can adversely affect our ability to budget for significant future expenditures. Quarterly and annual fluctuations in revenues based on increases and decreases associated with the timing of policy renewals may have an adverse effect on our financial condition.

WE MAY EXPERIENCE VOLATILITY IN OUR STOCK PRICE THAT COULD AFFECT YOUR INVESTMENT.

The market price of our common stock may be subject to significant fluctuations in response to various factors, including: quarterly fluctuations in our operating results; changes in securities analysts' estimates of our future earnings; and our loss of significant customers or significant business developments relating to us or our competitors. Our common stock's market price also may be affected by our ability to meet stock analysts' earnings and other expectations and any failure to meet such expectations, even if minor, could cause the market price of our common stock to decline. In addition, stock markets have generally experienced a high level of price and volume volatility, and the market prices of equity securities of many listed companies have experienced wide price fluctuations not necessarily related to the operating performance of such companies. These broad market fluctuations may adversely affect our common stock's market price. In the past, securities class action lawsuits frequently have been instituted against companies following periods of volatility in the market price of such companies' securities. If any such litigation is instigated against us, it could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on our business, results of operations and financial condition.

THE LOSS OF ANY MEMBER OF OUR SENIOR MANAGEMENT TEAM, PARTICULARLY OUR CHAIRMAN AND CHIEF EXECUTIVE OFFICER, J. HYATT BROWN, COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND FUTURE OPERATING RESULTS.

We believe that our future success partly depends on our ability to attract and retain experienced personnel, including senior management, brokers and other key personnel. The loss of any of our senior managers or other key personnel, or our inability to identify, recruit and retain such personnel, could materially and adversely affect our business, operating results and financial condition. Although we operate with a decentralized management system, the loss of the services of J. Hyatt Brown, our Chairman and Chief Executive Officer, who beneficially owned approximately 15.3% of our outstanding common stock as of February 23, 2007, and is key to the development and implementation of our business strategy, could adversely affect our financial condition and future operating results. We maintain a $5 million "key man" life insurance policy with respect to Mr. Brown. We also maintain a $20 million insurance policy on the lives of Mr. Brown and his wife. Under the terms of an agreement with Mr. and Mrs. Brown, at the option of the Brown estate, we will purchase, upon the death of the later to die of Mr. Brown or his wife, shares of our common stock owned by Mr. and Mrs. Brown up to the maximum number that would exhaust the proceeds of the policy.

CERTAIN OF OUR EXISTING STOCKHOLDERS HAVE SIGNIFICANT CONTROL OF THE COMPANY.

At February 23, 2007, our executive officers, directors and certain of their family members collectively beneficially owned approximately 20% of our outstanding common stock, of which J. Hyatt Brown, our Chairman and Chief Executive Officer, beneficially owned approximately 15.3%. As a result, our executive officers, directors and certain of their family members have significant influence over (1) the election of our Board of Directors, (2) the approval or disapproval of any other matters requiring stockholder approval, and (3) the affairs and policies of Brown & Brown.

RECENTLY ENACTED CHANGES IN THE SECURITIES LAWS AND REGULATIONS MAY TO INCREASE OUR COSTS.

The Sarbanes-Oxley Act of 2002 which became law in July 2002, has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of that Act, the Securities and Exchange Commission (“SEC”) and the New York Stock Exchange have promulgated new rules on a variety of subjects. Compliance with these new rules has increased our legal and financial and accounting costs, and we expect these increased costs to continue indefinitely. We also expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be forced to accept reduced coverage or incur substantially higher costs to obtain coverage. Likewise, these developments may make it more difficult for us to attract and retain qualified members of our Board of Directors or qualified executive officers.

DUE TO INHERENT LIMITATIONS, THERE CAN BE NO ASSURANCE THAT OUR SYSTEM OF DISCLOSURE AND INTERNAL CONTROLS AND PROCEDURES WILL BE SUCCESSFUL IN PREVENTING ALL ERRORS OR FRAUD, OR IN INFORMING MANAGEMENT OF ALL MATERIAL INFORMATION IN A TIMELY MANNER.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and internal controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system reflects that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur simply because of error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control.

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

IF WE RECEIVE OTHER THAN AN UNQUALIFIED OPINION ON THE ADEQUACY OF OUR INTERNAL CONTROL OVER FINANCIAL REPORTING AS OF DECEMBER 31, 2007 AND FUTURE YEAR-ENDS AS REQUIRED BY SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002, INVESTORS COULD LOSE CONFIDENCE IN THE RELIABILITY OF OUR FINANCIAL STATEMENTS, WHICH COULD RESULT IN A DECREASE IN THE VALUE OF YOUR SHARES.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include an annual report on internal control over financial reporting on Form 10-K that contains an assessment by management of the effectiveness of our internal control over financial reporting. In addition, the public accounting firm auditing the our financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting. While we continuously conduct a rigorous review of our internal control over financial reporting in order to assure compliance with the Section 404 requirements, if our independent auditors interpret the Section 404 requirements and the related rules and regulations differently than we do or if our independent auditors are not satisfied with our internal control over financial reporting or with the level at which it is documented, operated or reviewed, they may decline to attest to management’s assessment or to issue a report other than an unqualified opinion. A report other than an unqualified opinion could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

THERE ARE INHERENT UNCERTAINTIES INVOLVED IN ESTIMATES, JUDGMENTS AND ASSUMPTIONS USED IN THE PREPARATION OF FINANCIAL STATEMENTS IN ACCORDANCE WITH GAAP IN THE UNITED STATES OF AMERICA. ANY CHANGES IN ESTIMATES, JUDGMENTS AND ASSUMPTIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS.

The consolidated and condensed Consolidated Financial Statements included in the periodic reports we file with the Securities and Exchange Commission are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of financial statements in accordance with US GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets (including intangible assets), liabilities and related reserves, revenues, expenses and income. Estimates, judgments and assumptions are inherently subject to change in the future, and any such changes could result in corresponding changes to the amounts of assets, liabilities, revenues, expenses and income, and could have a material adverse effect on our financial position and results of operations.

ITEM 1B.  Unresolved Staff Comments.

None.

ITEM 2.  Properties.

We lease our executive offices, which are located at 220 South Ridgewood Avenue, Daytona Beach, Florida 32114, and 3101 West Martin Luther King Jr. Boulevard., Suite 400, Tampa, Florida 33607. We lease offices at each of our 179 locations with the exception of Dansville and Jamestown, New York where we own the buildings in which our offices are located.  In addition, we own a building in Loreauville, Louisiana where we no longer have an office, as well as a parcel of undeveloped property outside of Lafayette, Louisiana.  There are no outstanding mortgages on our owned properties.  Our operating leases expire on various dates. These leases generally contain renewal options and rent escalation clauses based on increases in the lessors’ operating expenses and other charges. We expect that most leases will be renewed or replaced upon expiration.  We believe that our facilities are suitable and adequate for present purposes, and that the productive capacity in such facilities is substantially being utilized.  From time to time, we may have unused space and seek to sublet such space to third parties, depending on the demand for office space in the locations involved.  In the future, we may need to purchase, build or lease additional facilities to meet the requirements projected in our long-term business plan.  See Note 13 to the Consolidated Financial Statements for additional information on our lease commitments.

ITEM 3. Legal Proceedings.

See Note 13 to the Consolidated Financial Statements for information regarding our legal proceedings.

ITEM 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during our fourth quarter ended December 31, 2006.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “BRO”. The table below sets forth, for the quarterly periods indicated, the intra-day high and low sales prices for our common stock as reported on the NYSE Composite Tape and dividends declared on our common stock. All per-share amounts have been restated to give effect to the two-for-one common stock split effected on November 28, 2005.

	High	Low	Cash Dividends Per Common Share
2005
First Quarter	$24.27	$21.13	$0.040
Second Quarter	$23.75	$21.00	$0.040
Third Quarter	$25.39	$21.31	$0.040
Fourth Quarter	$31.90	$23.85	$0.050
2006
First Quarter	$33.23	$27.86	$0.050
Second Quarter	$35.25	$28.15	$0.050
Third Quarter	$32.50	$27.06	$0.050
Fourth Quarter	$30.77	$28.00	$0.060

On February 26, 2007, there were 140,483,559 shares of our common stock outstanding, held by approximately 1,208 shareholders of record.

We intend to continue to pay quarterly dividends, subject to continued capital availability and determination by our Board of Directors that cash dividends continue to be in the best interests of our stockholders. Our dividend policy may be affected by, among other items, our views on potential future capital requirements, including those relating to creation and expansion of sales distribution channels and investments and acquisitions, legal risks, stock repurchase programs and challenges to our business model.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2006, with respect to compensation plans under which the Company’s equity securities are authorized for issuance:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by shareholders	1,885,775	$11.11	14,755,349

Equity compensation plans not approved by shareholders	-	-	-

Total	1,885,775	$11.11	14,755,349

Sales of Unregistered Securities

We made no sales of unregistered securities during the fourth quarter of 2006.

Issuer Purchases of Equity Securities

We did not purchase any shares of Brown & Brown, Inc. common stock during the fourth quarter of 2006.

PERFORMANCE GRAPH

The following graph is a comparison of five-year cumulative total stockholder returns for our common stock as compared with the cumulative total stockholder return for the Standard & Poor’s 500 Index, and a group of peer insurance broker and agency companies (Aon Corporation, Arthur J. Gallagher & Co,  Hilb, Rogal and Hobbs Company, and Marsh & McLennan Companies, Inc.).  The returns of each company have been weighted according to such companies’ respective stock market capitalizations as of December 31, 2001 for the purposes of arriving at a peer group average.  The total return calculations are based upon an assumed $100 investment on December 31, 2001, with all dividends reinvested.

	2001	2002	2003	2004	2005	2006
Brown & Brown, Inc.	100.00	119.12	121.08	162.23	227.71	212.22
S&P 500 Index	100.00	76.63	96.85	105.56	108.73	123.54
Peer Group of Insurance Agents and Brokers	100.00	81.85	89.31	72.58	80.09	79.95

We caution that the stock price performance shown in the graph should not be considered indicative of potential future stock price performance.

ITEM 6. Selected Financial Data.

The following selected Consolidated Financial Data for each of the five fiscal years in the period ended December 31, 2006 have been derived from our Consolidated Financial Statements.  Such data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this Annual Report and with our Consolidated Financial Statements and related Notes thereto in Item 8 of Part II of this Annual Report.

(in thousands, except per share data, number of employees and percentages) (1)	Year Ended December 31,
	2006	2005	2004	2003	2002

REVENUES
Commissions & fees (2)	$864,663	$775,543	$638,267	$545,287	$452,289
Investment income	11,479	6,578	2,715	1,428	2,945
Other income, net	1,862	3,686	5,952	4,325	508
Total revenues	878,004	785,807	646,934	551,040	455,742
EXPENSES
Employee compensation and benefits	404,891	374,943	314,221	268,372	224,755
Non-cash stock-based compensation	5,416	3,337	2,625	2,272	3,823
Other operating expenses	126,492	105,622	84,927	74,617	66,554
Amortization	36,498	33,245	22,146	17,470	14,042
Depreciation	11,309	10,061	8,910	8,203	7,245
Interest	13,357	14,469	7,156	3,624	4,659
Total expenses	597,963	541,677	439,985	374,558	321,078
Income before income taxes and minority interest	280,041	244,130	206,949	176,482	134,664
Income taxes	107,691	93,579	78,106	66,160	49,271
Minority interest, net of tax	-	-	-	-	2,271
Net income	$172,350	$150,551	$128,843	$110,322	$83,122
EARNINGS PER SHARE INFORMATION
Net income per share - diluted	$1.22	$1.08	$0.93	$0.80	$0.61
Weighted average number of shares outstanding - diluted	141,020	139,776	138,888	137,794	136,086
Dividends declared per share	$0.2100	$0.1700	$0.1450	$0.1213	$0.1000
YEAR-END FINANCIAL POSITION
Total assets	$1,807,952	$1,608,660	$1,249,517	$865,854	$754,349
Long-term debt	$226,252	$214,179	$227,063	$41,107	$57,585
Shareholders' equity (3)	$929,345	$764,344	$624,325	$498,035	$391,590
Total shares outstanding	140,016	139,383	138,318	137,122	136,356
OTHER INFORMATION
Number of full-time equivalent employees	4,733	4,540	3,960	3,517	3,384
Revenue per average number of employees	$189,368	$184,896	$173,046	$159,699	$144,565
Book value per share at year-end	$6.64	$5.48	$4.51	$3.63	$2.87
Stock price at year-end	$28.21	$30.54	$21.78	$16.31	$16.16
Stock price earnings multiple at year-end	23.12	28.35	23.41	20.38	26.49
Return on beginning shareholders' equity	23%	24%	26%	28%	47%

(1)	All share and per share information has been restated to give effect to a two-for-one common stock split that became effective November 28, 2005.
(2)	See Note 2 to the Consolidated Financial Statements for information regarding business purchase transactions which impact the comparability of this information.
(3)
Shareholders’ equity as of December 31, 2006, 2005, 2004, 2003 and 2002 included net increases of $9,144,000, $4,446,000, $4,467,000, $4,227,000 and $2,106,000, respectively, as a result of the Company’s applications of Statement of Financial Accounting Standards (“SFAS”) 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS 133, “Accounting for Derivatives Instruments and Hedging Activities.”

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

We are a diversified insurance agency, wholesale brokerage and services organization headquartered in Daytona Beach and Tampa, Florida. Since 1993, our stated corporate objective has been to increase our net income per share by at least 15% every year. We have increased revenues from $95.6 million in 1993 (as originally stated, without giving effect to any subsequent acquisitions accounted for under the pooling-of-interests method of accounting) to $878.0 million in 2006, a compound annual growth rate of 18.6%. In the same period, we increased net income from $8.0 million (as originally stated, without giving effect to any subsequent acquisitions accounted for under the pooling-of-interests method of accounting) to $172.4 million in 2006, a compound annual growth rate of 26.6%. Since 1993, excluding the historical impact of poolings, our pre-tax margins (income before income taxes and minority interest divided by total revenues) improved in all but one year, and in that year, the pre-tax margin was essentially flat. These improvements have resulted primarily from net new business growth (new business production offset by lost business), revenues generated by acquisitions and continued operating efficiencies. Our revenue growth in 2006 was driven by: (i) net new business growth; and (ii) the acquisition of 32 agency entities and several books of business (customer accounts), generating total annualized revenues of approximately $56.4 million.

Our commissions and fees revenue is comprised of commissions paid by insurance companies and fees paid directly by customers. Commission revenues generally represent a percentage of the premium paid by the insured and are materially affected by fluctuations in both premium rate levels charged by insurance companies and the insureds’ underlying “insurable exposure units,” which are units that insurance companies use to measure or express insurance exposed to risk (such as property values, sales and payroll levels) so as to determine what premium to charge the insured. These premium rates are established by insurance companies based upon many factors, including reinsurance rates paid by insurance carriers, none of which we control. Beginning in 1986 and continuing through 1999, commission revenues were adversely influenced by a consistent decline in premium rates resulting from intense competition among property and casualty insurance companies for market share. This condition of a prevailing decline in premium rates, commonly referred to as a “soft market,” generally resulted in flat to reduced commissions on renewal business. The effect of this softness in rates on our commission revenues was somewhat offset by our acquisitions and net new business production. As a result of increasing “loss ratios” (the comparison of incurred losses plus adjustment expenses against earned premiums) of insurance companies through 1999, there was a general increase in premium rates beginning in the first quarter of 2000 and continuing into 2003. During 2003, the increases in premium rates began to moderate, and in certain lines of insurance, premium rates decreased. In 2004, as general premium rates continued to moderate, the insurance industry experienced the worst hurricane season since 1992 (when Hurricane Andrew hit south Florida). The insured losses from the 2004 hurricane season were absorbed relatively easily by the insurance industry and the general insurance premium rates continued to soften during 2005. During the third quarter of 2005, the insurance industry experienced the worst hurricane season ever recorded. As a result of the significant losses incurred by the insurance carriers as the result of these hurricanes, the insurance premium rates in 2006 increased on coastal property, primarily in the southeastern region of the United States. In the other regions of the United States, the insurance premium rates, in general, declined during 2006.

The volume of business from new and existing insured customers, fluctuations in insurable exposure units and changes in general economic and competitive conditions further impact our revenues. For example, the increasing costs of litigation settlements and awards have caused some customers to seek higher levels of insurance coverage. Conversely, level rates of inflation or general declines in economic activity could limit increases in the values of insurable exposure units. Our revenues have continued to grow as a result of an intense focus on net new business growth and acquisitions. We anticipate that results of operations will continue to be influenced by these competitive and economic conditions in 2007.

We also earn “profit-sharing contingent commissions,” which are profit-sharing commissions based primarily on underwriting results, but may also reflect considerations for volume, growth and/or retention. These commissions are primarily received in the first and second quarters of each year, based on underwriting results and other aforementioned considerations for the prior year(s). Over the last three years profit-sharing contingent commissions have averaged approximately 5.4% of the previous year’s total commissions and fees revenue. Profit-sharing contingent commissions are included in our total commissions and fees in the Consolidated Statements of Income in the year received. The term “core commissions and fees” excludes profit-sharing contingent commissions and therefore represents the revenues earned directly from specific insurance policies sold, and specific fee-based services rendered. Recently, two national insurance carriers announced the replacement of the current loss-ratio based profit-sharing contingent commission calculation with a more guaranteed fixed-based methodology. The impact of such changes on our operations or financial position is not currently known.

Fee revenues are generated primarily by our Services Division, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside services.  In each of the past three years, fee revenues generated by the Services Division have declined as a percentage of our total commissions and fees, from 4.0% in 2004 to 3.8% in 2006. This declining trend is anticipated to continue as the revenues from our other reportable segments grow at a faster pace.

Investment income consists primarily of interest earnings on premiums and advance premiums collected and held in a fiduciary capacity before being remitted to insurance companies. Our policy is to invest available funds in high-quality, short-term fixed income investment securities. Investment income also includes gains and losses realized from the sale of investments.

Acquisitions

 During 2006, we acquired the assets and assumed certain liabilities of 32 insurance intermediary operations and several books of business (customer accounts). The aggregate purchase price was $155.9 million, including $138.7 million of net cash payments, the issuance of $3.7 million in notes payable and the assumption of $13.5 million of liabilities. These acquisitions had estimated aggregate annualized revenues of $56.4 million.

During 2005, we acquired the assets and assumed certain liabilities of 32 insurance intermediary operations and several books of business (customer accounts). The aggregate purchase price was $288.6 million, including $244.0 million of net cash payments, the issuance of $38.1 million in notes payable and the assumption of $6.5 million of liabilities. These acquisitions had estimated aggregate annualized revenues of $125.9 million.

During 2004, we acquired the assets and assumed certain liabilities of 29 insurance intermediary operations, several books of business (customer accounts) and the outstanding stock of three general insurance agencies. The aggregate purchase price was $199.3 million, including $190.6 million of net cash payments, the issuance of $1.4 million in notes payable and the assumption of $7.3 million of liabilities. These acquisitions had estimated aggregate annualized revenues of $104.1 million.

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

Revenue Recognition

Commission revenues are recognized as of the effective date of the insurance policy or the date on which the policy premium is billed to the customer, whichever is later. At that date, the earnings process has been completed, and we can reliably estimate the impact of policy cancellations for refunds and establish reserves accordingly. Management determines the policy cancellation reserve based upon historical cancellation experience adjusted by known circumstances. Subsequent commission adjustments are recognized upon notification from the insurance companies. Profit-sharing contingent commissions from insurance companies are recognized when determinable, which is when such commissions are received. Fee revenues are recognized as services are rendered.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” all of our business combinations initiated after June 30, 2001 have been accounted for using the purchase method. In connection with these acquisitions, we record the estimated value of the net tangible assets purchased and the value of the identifiable intangible assets purchased, which typically consist of purchased customer accounts and noncompete agreements. Purchased customer accounts partially include the physical records and files obtained from acquired businesses that contain information about insurance policies, customers and other matters essential to policy renewals. However, they primarily represent the present value of the underlying cash flows expected to be received over the estimated future renewal periods of the insurance policies comprising those purchased customer accounts. The valuation of purchased customer accounts involves significant estimates and assumptions concerning matters such as cancellation frequency, expenses and discount rates. Any change in these assumptions could affect the carrying value of purchased customer accounts. Noncompete agreements are valued based on the duration and any unique features of each specific agreement. Purchased customer accounts and noncompete agreements are amortized on a straight-line basis over the related estimated lives and contract periods, which range from five to 15 years. The excess of the purchase price of an acquisition over the fair value of the identifiable tangible and intangible assets is assigned to goodwill and is no longer amortized, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).

Intangible Assets Impairment

Effective January 1, 2002, we adopted SFAS No. 142, which requires that goodwill be subject to at least an annual assessment for impairment by applying a fair-value based test. Amortizable intangible assets are amortized over their useful lives and are subject to lower-of-cost-or-market impairment testing. SFAS No. 142 requires us to compare the fair value of each reporting unit with its carrying value to determine if there is potential impairment of goodwill. If the fair value of the reporting unit is less than its carrying value, an impairment loss would be recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. Fair value is estimated based on multiples of revenues, and earnings before interest, income taxes, depreciation and amortization (“EBITDA”).

Management assesses the recoverability of our goodwill on an annual basis, and of our amortizable intangibles and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The following factors, if present, may trigger an impairment review: (i) significant underperformance relative to historical or projected future operating results; (ii) significant negative industry or economic trends; (iii) significant decline in our stock price for a sustained period; and (iv) significant decline in our market capitalization. If the recoverability of these assets is unlikely because of the existence of one or more of the above-referenced factors, an impairment analysis is performed. Management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these assets. If these estimates or related assumptions change in the future, we may be required to revise the assessment and, if appropriate, record an impairment charge. We completed our most recent evaluation of impairment for goodwill as of November 30, 2006 and identified no impairment as a result of the evaluation.

Stock-Based Compensation

The Company grants stock options and non-vested stock awards (previously referred to as “restricted stock”) to its employees, officers and directors. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), for its stock-based compensation plans. Among other things, SFAS 123R requires that compensation expense for all share-based awards be recognized in the financial statements based upon the grant-date fair value of those awards.

Reserves for Litigation

We are subject to numerous litigation claims that arise in the ordinary course of business. In accordance with SFAS No. 5, “Accounting for Contingencies,” if it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss is estimable, an accrual for the costs to resolve these claims is recorded in accrued expenses in the accompanying Consolidated Balance Sheets. Professional fees related to these claims are included in other operating expenses in the accompanying Consolidated Statements of Income. Management, with the assistance of inside and outside counsel, determines whether it is probable that a liability has been incurred and estimates the amount of loss based upon analysis of individual issues. New developments or changes in settlement strategy in dealing with these matters may significantly affect the required reserves and impact our net income.

Derivative Instruments

In 2002, we entered into one derivative financial instrument - an interest rate exchange agreement, or “swap” - to manage the exposure to fluctuations in interest rates on our $90 million variable rate debt. As of December 31, 2006, we maintained this swap agreement, whereby we pay a fixed rate on the notional amount to a bank and the bank pays us a variable rate on the notional amount equal to a base London InterBank Offering Rate (“LIBOR”). We have assessed this derivative as a highly effective cash flow hedge, and accordingly, changes in the fair market value of the swap are reflected in other comprehensive income. The fair market value of this instrument is determined by quotes obtained from the related counter-parties in combination with a valuation model utilizing discounted cash flows. The valuation of this derivative instrument is a significant estimate that is largely affected by changes in interest rates. If interest rates increase or decrease, the value of this instrument will change accordingly.

New Accounting Pronouncements

See Note 1 of the Notes to Consolidated Financial Statements for a discussion of the effects of the adoption of new accounting standards.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Consolidated Financial Statements and related Notes.

Financial information relating to our Consolidated Financial Results is as follows (in thousands, except percentages):

	2006	Percent Change	2005	Percent Change	2004
REVENUES
Commissions and fees	$823,615	11.2%	$740,567	21.9%	$607,615
Profit-sharing contingent commissions	41,048	17.4%	34,976	14.1%	30,652
Investment income	11,479	74.5%	6,578	142.3%	2,715
Other income, net	1,862	(49.5)%	3,686	(38.1)%	5,952
Total revenues	878,004	11.7%	785,807	21.5%	646,934

EXPENSES
Employee compensation and benefits	404,891	8.0%	374,943	19.3%	314,221
Non-cash stock-based compensation	5,416	62.3%	3,337	27.1%	2,625
Other operating expenses	126,492	19.8%	105,622	24.4%	84,927
Amortization	36,498	9.8%	33,245	50.1%	22,146
Depreciation	11,309	12.4%	10,061	12.9%	8,910
Interest	13,357	(7.7)%	14,469	102.2%	7,156
Total expenses	597,963	10.4%	541,677	23.1%	439,985

Income before income taxes	$280,041	14.7%	$244,130	18.0%	$206,949

Net internal growth rate - core commissions and fees	4.0%		3.1%		4.3%
Employee compensation and benefits ratio	46.1%		47.7%		48.6%
Other operating expenses ratio	14.4%		13.4%		13.1%

Capital expenditures	$14,979		$13,426		$10,152
Total assets at December 31	$1,807,952		$1,608,660		$1,249,517

Commissions and Fees

Commissions and fees revenue, including profit-sharing contingent commissions, increased 11.5% in 2006, 21.5% in 2005 and 17.1% in 2004. Profit-sharing contingent commissions increased $6.1 million to $41.0 million in 2006, primarily as a result of a better than average year for insurance companies’ loss ratios. Core commissions and fees revenue increased 4.0% in 2006, 3.1% in 2005 and 4.3% in 2004, when excluding commissions and fees revenue generated from acquired operations and also from divested operations. The 2006 results reflect the continued moderation of the insurance premium rate growth that began in 2004 in most regions of the United States, but offset by increases in the insurance premium rates for coastal property in the southeastern United States.

Investment Income

Investment income increased to $11.5 million in 2006, compared with $6.6 million in 2005 and $2.7 million in 2004. The increases in 2006 over 2005, and 2005 over 2004 were primarily the result of higher investment yields earned each sequential year along with higher average available cash balances for each successive year.

Other Income, net

Other income consists primarily of gains and losses from the sale and disposition of assets. In 2006, gains of $1.1 million were recognized from the sale of customer accounts as compared with $2.7 million and $4.8 million in 2005 and 2004, respectively. Although we are not in the business of selling customer accounts, we periodically will sell an office or a book of business (one or more customer accounts) that does not produce reasonable margins or demonstrate a potential for growth. For these reasons, in 2004, we sold all four of our retail offices in North Dakota and our sole remaining operation in the medical third-party administration services business.

Employee Compensation and Benefits

Employee compensation and benefits increased approximately 8.0% in 2006, 19.3% in 2005 and 17.1% in 2004, primarily as a result of acquisitions and an increase in commissions paid on net new business. Employee compensation and benefits as a percentage of total revenues were 46.1% in 2006, 47.7% in 2005 and 48.6% in 2004, reflecting a gradual improvement in personnel efficiencies as revenues grow. We had 4,733 full-time equivalent employees at December 31, 2006, compared with 4,540 at December 31, 2005 and 3,960 at December 31, 2004.

Non-Cash Stock-Based Compensation

The Company grants stock options and non-vested stock awards to its employees, officers and directors. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, Share-Based Payment (“SFAS 123R”), for its stock-based compensation plans. Among other things, SFAS 123R requires that compensation expense for all share-based awards be recognized in the financial statements based upon the grant-date fair value of those awards.

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

Under APB No. 25, no compensation expense was recognized for either stock options issued under the Company’s stock compensation plans or for stock purchased under the Company’s 1990 Employee Stock Purchase Plan (“ESPP”). The pro forma effects on net income and earnings per share for stock options and ESPP awards were instead disclosed in a footnote to the financial statements. Compensation expense was previously recognized for awards of non-vested stock, based upon the market value of the common stock on the date of award, on a straight-line basis over the requisite service period with the effect of forfeitures recognized as they occurred. As such the 2005 and 2004 non-cash stock-based compensation expense of $3.3 million and $2.6 million, respectively, were solely related to the Performance Stock Plan (“PSP”) grants under APB 25.

For 2006, the non-cash stock-based compensation under SFAS 123R incorporates costs related to each of our three stock-based plans as explained in Note 11 to the consolidated financial statements. The $5.4 million expense in 2006 consisted of $1.9 million related to the PSP plan, $0.5 million related to the limited amount of incentive stock options issued and the remaining $3.0 million relates to the ESPP.

Other Operating Expenses

As a percentage of total revenues, other operating expenses increased to 14.4% in 2006 from 13.4% in 2005 and 13.1% in 2004. Legal and professional fee expenses increased $1.7 million in 2006 over the amount expended in 2005, which in turn was $4.4 million greater than what was expended in 2004. The increase in legal and professional fee expenses was primarily the result of the various ongoing investigations and litigation relating to agent and broker compensation, including profit-sharing contingent commissions, by state regulators and, to a lesser extent, by the requirements of compliance with the Sarbanes-Oxley Act of 2002. Additionally, in 2006 a total of $5.8 million was paid to State of Florida regulatory authorities and other parties, which concluded the State of Florida’s investigation of compensation paid to us (See Note 13). Excluding the impact of these increased legal and professional fee expenses and settlement payments, other operating expenses declined as a percentage of total revenues each year from 2004 to 2006, which is attributable to the effective cost containment measures brought about by our initiative designed to identify areas of excess expense. This decrease is also due to the fact that, in a net internal revenue growth environment, certain significant other operating expenses such as office rent, office supplies, data processing, and telephone costs, increase at a slower rate than commissions and fees revenue during the same period.

Amortization

Amortization expense increased $3.3 million, or 9.8% in 2006, $11.1 million, or 50.1% in 2005, and $4.7 million, or 26.8% in 2004. The increases in 2006 and 2005 were due to the amortization of additional intangible assets as a result of acquisitions completed in those years.

Depreciation

Depreciation increased 12.4% in 2006, 12.9% in 2005 and 8.6% in 2004. These increases were primarily due to the purchase of new computers, related equipment and software, and the depreciation of fixed assets associated with acquisitions completed in those years.

Interest Expense

Interest expense decreased $1.1 million, or 7.7%, in 2006 over 2005 as a result of lower average debt balances due to the normal quarterly principal payments. Interest expense increased $7.3 million, or 102.2%, in 2005 and $3.5 million or 97.5% in 2004 as a result of the funding of $200 million of unsecured senior notes in the third quarter of 2004.

Income Taxes

The effective tax rate on income from operations was 38.5% in 2006, 38.3% in 2005 and 37.7% in 2004. The higher effective tax rate in 2006 and 2005, compared with 2004, was primarily the result of increased amounts of business conducted in states having higher state tax rates.

RESULTS OF OPERATIONS - SEGMENT INFORMATION

As discussed in Note 16 of the Notes to Consolidated Financial Statements, we operate in four reportable segments: the Retail, National Programs, Wholesale Brokerage and Services Divisions. On a divisional basis, increases in amortization, depreciation and interest expenses are the result of acquisitions within a given division in a particular year. Likewise, other income in each division primarily reflects net gains on sales of customer accounts and fixed assets. As such, in evaluating the operational efficiency of a division, management places emphasis on the net internal growth rate of core commissions and fees revenue, the gradual improvement of the ratio of total employee compensation and benefits to total revenues, and the gradual improvement of the ratio of other operating expenses to total revenues.

The internal growth rates for our core commissions and fees for the three years ended December 31, 2006, 2005 and 2004, by divisional units are as follows (in thousands, except percentages):

2006	For the years ended December 31,
	2006	2005	Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth%
Florida Retail	$175,885	$155,741	$20,144	12.9%	$493	12.6%
National Retail	206,661	198,033	8,628	4.4%	11,417	(1.4)%
Western Retail	103,222	103,951	(729)	(0.7)%	4,760	(5.3)%
Total Retail(1)	485,768	457,725	28,043	6.1%	16,670	2.5%
Professional Programs	40,867	41,930	(1,063)	(2.5)%	43	(2.6)%
Special Programs	113,141	90,933	22,208	24.4%	9,255	14.2%
Total National Programs	154,008	132,863	21,145	15.9%	9,298	8.9%
Wholesale Brokerage	151,278	120,889	30,389	25.1%	25,616	3.9%
Services	32,561	26,565	5,996	22.6%	4,496	5.6%
Total Core Commissions and Fees	$823,615	$738,042	$85,573	11.6%	$56,080	4.0%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Consolidated Statements of Income for the years ended December, 2006 and 2005 is as follows (in thousands, except percentages):

	For the years ended December 31,
	2006	2005
Total core commissions and fees	$823,615	$738,042
Contingent commissions	41,048	34,976
Divested business	—	2,525
Total commission & fees	$864,663	$775,543

2005	For the years ended December 31,
	2005	2004	Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth%
Florida Retail	$155,973	$140,895	$15,078	10.7%	$5,694	6.7%
National Retail	201,112	182,098	19,014	10.4%	20,540	(0.8)%
Western Retail	104,879	107,529	(2,650)	(2.5)%	2,699	(5.0)%
Total Retail(1)	461,964	430,522	31,442	7.3%	28,933	0.6%
Professional Programs	41,861	42,463	(602)	(1.4)%	715	(3.1)%
Special Programs	89,288	66,601	22,687	34.1%	17,155	8.3%
Total National Programs	131,149	109,064	22,085	20.2%	17,870	3.9%
Wholesale Brokerage	120,889	38,080	82,809	217.5%	73,317	24.9%
Services	26,565	24,334	2,231	9.2%	—	9.2%
Total Core Commissions and Fees	$740,567	$602,000	$138,567	23.0%	$120,120	3.1%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Consolidated Statements of Income for the years ended December, 2005 and 2004 is as follows (in thousands, except percentages):

	For the years ended December 31,
	2005	2004
Total core commissions and fees	$740,567	$602,000
Contingent commissions	34,976	30,652
Divested business	—	5,615
Total commission & fees	$775,543	$638,267

2004	For the years ended December 31,
	2004	2003	Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth%
Florida Retail	$139,517	$131,845	$7,672	5.8%	$724	5.3%
National Retail	183,666	134,492	49,174	36.6%	50,039	(0.6)%
Western Retail	108,922	95,814	13,108	13.7%	9,124	4.2%
Total Retail(1)	432,105	362,151	69,954	19.3%	59,887	2.8%
Professional Programs	42,462	37,714	4,748	12.6%	2,400	6.2%
Special Programs	68,618	47,881	20,737	43.3%	19,191	3.2%
Total National Programs	111,080	85,595	25,485	29.8%	21,591	4.5%
Wholesale Brokerage	37,929	27,092	10,837	40.0%	7,006	14.1%
Services	25,062	21,321	3,741	17.5%	—	17.5%
Total Core Commissions and Fees	$606,176	$496,159	$110,017	22.2%	$88,484	4.3%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Consolidated Statements of Income for the years ended December, 2004 and 2003 is as follows (in thousands, except percentages):

	For the years ended December 31,
	2004	2003
Total core commissions and fees	$606,176	$496,159
Contingent commissions	30,652	32,534
Divested business	1,439	16,594
Total commission & fees	$638,267	$545,287

(1)	The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 16 which includes corporate and consolidation items.

Retail Division

The Retail Division provides a broad range of insurance products and services to commercial, public and quasi-public entity, professional and individual insured customers. More than 96% of the Retail Division’s commissions and fees revenue are commission-based. Since the majority of our other operating expenses do not change as premiums fluctuate, we believe that most of any fluctuation in the commissions that we receive will be reflected in our pre-tax income. The Retail Division’s commissions and fees revenue accounted for 71.8% of our total consolidated commissions and fees revenue in 2004 but declined to 59.7% in 2006, mainly due to continued acquisitions in the National Programs and Wholesale Brokerage Divisions.

Financial information relating to Brown & Brown’s Retail Division is as follows (in thousands, except percentages):

	2006	Percent Change	2005	Percent Change	2004
REVENUES
Commissions and fees	$486,419	5.5%	$461,236	6.8%	$431,767
Profit-sharing contingent commissions	30,070	6.1%	28,330	8.3%	26,169
Investment income	139	(12.6)%	159	(72.0)%	567
Other income, net	1,361	(7.9)%	1,477	(48.1)%	2,845
Total revenues	517,989	5.5%	491,202	6.5%	461,348

EXPENSES
Employee compensation and benefits	242,469	4.0%	233,124	3.4%	225,438
Non-cash stock-based compensation	2,976	35.4%	2,198	37.5%	1,599
Other operating expenses	82,966	2.3%	81,063	4.2%	77,780
Amortization	19,305	(0.3)%	19,368	26.5%	15,314
Depreciation	5,621	(0.4)%	5,641	(1.6)%	5,734
Interest	18,903	(9.7)%	20,927	(4.2)%	21,846
Total expenses	372,240	2.7%	362,321	4.2%	347,711

Income before income taxes	$145,749	13.1%	$128,881	13.4%	$113,637

Net internal growth rate - core commissions and fees	2.5%		0.6%		2.8%
Employee compensation and benefits ratio	46.8%		47.5%		48.9%
Other operating expenses ratio	16.0%		16.5%		16.9%

Capital expenditures	$5,952		$6,186		$5,568
Total assets at December 31	$1,103,107		$1,002,781		$843,823

 The Retail Division’s total revenues in 2006 increased $26.8 million to $518.0 million, a 5.5% increase over 2005. Of this increase, approximately $16.7 million related to core commissions and fees revenue from acquisitions for which there were no comparable revenues in 2005. The remaining increase was primarily due to net new business growth. The Retail Division’s net internal growth rate in core commissions and fees revenue was 2.5% in 2006, excluding revenues recognized in 2006 from new acquisitions and the 2005 commissions and fees revenue from divested business. The net internal growth rate of core commissions and fees revenue for the Retail Division in 2005 was 0.6%. The increase in the net internal growth rate from core commission and fees from 2005 to 2006 primarily reflects increased premium rates for coastal property in the southeastern part of the United States, but offset by lower insurance premium rates in most other parts of the country.

Income before income taxes in 2006 increased $16.9 million to $145.7 million, a 13.1% increase over 2005. This increase was due to revenues from acquisitions, a positive net internal growth rate and the continued focus on holding our general expense growth rate to a lower percentage than our revenue growth rate.

The Retail Division’s total revenues in 2005 increased $29.9 million to $491.2 million, a 6.5% increase over 2004. Of this increase, approximately $28.9 million related to core commissions and fees revenue from acquisitions for which there were no comparable revenues in 2004. The remaining increase was primarily due to net new business growth. The Retail Division’s net internal growth rate in core commissions and fees revenue was 0.6% in 2005, excluding revenues recognized in 2005 from new acquisitions and the 2004 commissions and fees revenue from divested business. The net internal growth rate of core commissions and fees revenue for the Retail Division in 2004 was 2.8%. The decline in the net internal growth rate from core commissions and fees revenue from 2004 to 2005 primarily reflects the softening of insurance premium rates during that period.

Income before income taxes in 2005 increased $15.2 million to $128.9 million, a 13.4% increase over 2004. This increase was due to revenues from acquisitions, a positive net internal growth rate and the continued focus on holding our general expense growth rate to a lower percentage than our revenue growth rate.

National Programs Division

The National Programs Division is comprised of two units: Professional Programs, which provides professional liability and related package products for certain professionals delivered through nationwide networks of independent agents; and Special Programs, which markets targeted products and services designated for specific industries, trade groups, public and quasi-public entities and market niches. Like the Retail Division, the National Programs Division’s revenues are primarily commission-based.

Financial information relating to our National Programs Division is as follows (in thousands, except percentages):

	2006	Percent Change	2005	Percent Change	2004
REVENUES
Commissions and fees	$154,008	17.4%	$131,149	18.1%	$111,080
Profit-sharing contingent commissions	2,988	49.5%	1,998	141.6%	827
Investment income	432	17.7%	367	164.0%	139
Other income, net	20	(95.2)%	416	804.3%	46
Total revenues	157,448	17.6%	133,930	19.5%	112,092

EXPENSES
Employee compensation and benefits	60,692	11.9%	54,238	19.8%	45,278
Non-cash stock-based compensation	523	45.7%	359	52.8%	235
Other operating expenses	26,014	27.4%	20,414	23.1%	16,581
Amortization	8,718	7.6%	8,103	37.8%	5,882
Depreciation	2,387	19.5%	1,998	26.2%	1,583
Interest	10,554	1.2%	10,433	21.3%	8,603
Total expenses	108,888	14.0%	95,545	22.2%	78,162

Income before income taxes	$48,560	26.5%	$38,385	13.1%	$33,930

Net internal growth rate - core commissions and fees	8.9%		3.9%		4.5%
Employee compensation and benefits ratio	38.5%		40.5%		40.4%
Other operating expenses ratio	16.5%		15.2%		14.8%

Capital expenditures	$3,750		$3,067		$2,693
Total assets at December 31	$544,272		$445,146		$359,551

Total revenues in 2006 increased $23.5 million to $157.5 million, a 17.6% increase over 2005. Of this increase, approximately $9.3 million related to core commissions and fees revenue from acquisitions for which there were no comparable revenues in 2005. The National Program Division’s net internal growth rate for core commissions and fees revenue was 8.9%, excluding core commissions and fees revenue recognized in 2006 from new acquisitions. The majority of the internally generated growth in the 2006 core commissions and fees revenue was primarily related to increasing insurance premium rates in our condominium program at our Florida Intracoastal Underwriters (“FIU”) profit center that occurred as a result of the 2005 and 2004 hurricane seasons as well as strong growth in the public entity business and the Proctor Financial operation. The growth at FIU has been strong over the last two years, however, with changes made by the State of Florida in early 2007, it appears that FIU’s 2007 revenues may be substantially less than 2006.

Income before income taxes in 2006 increased $10.2 million to $48.6 million, a 26.5% increase over 2005, of which the majority related to the revenues derived from acquisitions completed in 2006 and the increased earnings at FIU. Additionally, in 2006 a total of $5.8 million was paid to State of Florida regulatory authorities and other parties, which concluded the State of Florida’s investigation of compensation paid to us (See Note 13). Of the $5.8 million, $3.0 million was allocated to other operating expenses in National Programs.

Total revenues in 2005 increased $21.8 million to $133.9 million, a 19.5% increase over 2004. Of this increase, approximately $17.9 million related to core commissions and fees revenue from acquisitions for which there were no comparable revenues in 2004. The National Program Division’s net internal growth rate for core commissions and fees revenue was 3.9%, excluding core commissions and fees revenue recognized in 2005 from new acquisitions. The majority of the internally generated growth in the 2005 core commissions and fees revenue was primarily related to increasing insurance premium rates in our condominium program at our FIU profit center that occurred as a result of the 2005 and 2004 hurricane seasons.

Income before income taxes in 2005 increased $4.5 million to $38.4 million, a 13.1% increase over 2004, of which the majority related to the revenues derived from acquisitions completed in 2005 and the increased earnings at FIU.

Wholesale Brokerage Division

The Wholesale Brokerage Division markets and sells excess and surplus commercial and personal lines insurance and reinsurance, primarily through independent agents and brokers. Like the Retail and National Programs Divisions, the Wholesale Brokerage Division’s revenues are primarily commission-based.

Financial information relating to our Wholesale Brokerage Division is as follows (in thousands, except percentages):

	2006	Percent Change	2005	Percent Change	2004
REVENUES
Commissions and fees	$151,278	25.1%	$120,889	218.7%	$37,929
Profit-sharing contingent commissions	7,990	71.9%	4,648	27.1%	3,656
Investment income	4,017	151.2%	1,599	-	-
Other (loss) income, net	61	(365.2)%	(23)	(227.8)%	18
Total revenues	163,346	28.5%	127,113	205.5%	41,603

EXPENSES
Employee compensation and benefits	78,459	32.0%	59,432	200.4%	19,782
Non-cash stock-based compensation	519	216.5%	164	64.0%	100
Other operating expenses	28,582	44.3%	19,808	153.9%	7,800
Amortization	8,087	42.6%	5,672	649.3%	757
Depreciation	2,075	61.5%	1,285	153.0%	508
Interest	18,759	50.7%	12,446	843.6%	1,319
Total expenses	136,481	38.1%	98,807	226.5%	30,266

Income before income taxes	$26,865	(5.1)%	$28,306	149.7%	$11,337

Net internal growth rate - core commissions and fees	3.9%		24.9%		14.1%
Employee compensation and benefits ratio	48.0%		46.8%		47.5%
Other operating expenses ratio	17.5%		15.6%		18.7%

Capital expenditures	$2,085		$1,969		$694
Total assets at December 31	$618,374		$476,653		$128,699

Total revenues in 2006 increased $36.2 million to $163.3 million, a 28.5% increase over 2005. Of this increase, approximately $25.6 million related to core commissions and fees revenue from acquisitions for which there were no comparable revenues in 2005. The Wholesale Brokerage Division’s net internal growth rate for core commissions and fees revenue in 2006 was 3.9%, excluding core commissions and fees revenue recognized in 2006 from new acquisitions. The weaker internal growth rate than in recent years for the Wholesale brokerage division was primarily the result of lower revenues from two of our operations. One of those operations, which focuses on home building construction accounts in the western region of the United States, experienced a slow-down in economic activity during the year as well as lower insurance premium rates. The second operation was the personal lines wholesale brokerage arm of Hull & Company which had significant premium capacity restrictions on placing coastal property coverage with their insurance carriers, which was not the case in 2005.

Income before income taxes in 2006 decreased $1.4 million to $26.9 million, a 5.1% decrease over 2005. This decrease is attributable in part to Axiom Re and Delaware Valley Underwriting Agency operations acquired in 2006, which had an aggregate loss before income taxes of $4.0 million as a result of initial transitional issues and net lost business. Additionally, our operation that focuses on home building construction accounts in the western region of the United States had income before income taxes of $3.0 million less than it earned in 2005, due to the reduction of revenues mentioned above. Offsetting these losses were net increases in income before income taxes from our other wholesale brokerage operations.

Total revenues in 2005 increased $85.5 million to $127.1 million, a 205.5% increase over 2004. Of this increase, approximately $73.3 million related to core commissions and fees revenue from acquisitions for which there were no comparable revenues in 2004. The majority of this acquired revenue was from the March 1, 2005 acquisition of Hull & Company, which represented the largest acquisition in our history. Commissions and fees revenue of Hull & Company for the twelve months preceding March 1, 2005 was approximately $63.0 million. The Wholesale Brokerage Division’s net internal growth rate for core commissions and fees revenue in 2005 was 24.9%, excluding core commissions and fees revenue recognized in 2005 from new acquisitions. The strong net internal growth rate was generated primarily from two of our operations, one of which focuses on property accounts in the southeastern United States, and the other which focuses on construction accounts in the western part of the United States. In addition to the increase in net new business, both of these markets experienced increases in insurance premium rates during 2005.

As a result of the Wholesale Brokerage Division’s significant acquisitions in 2005 and late 2004, as well as the net new business growth from existing operations, income before income taxes in 2005 increased $17.0 million to $28.3 million, a 149.7% increase over 2004. The ratio of total employee compensation and benefits to total revenues and the ratio of other operating expenses to total revenue improved in 2005 over 2004, primarily due to two reasons: (1) the majority of the operations acquired in 2005 and 2004 operated at higher operating profit margins than the Wholesale Brokerage Division's 2004 combined margins; and (2) during 2005, one branch of our largest wholesale brokerage profit center improved its operating profit margin by over 9%.

Services Division

The Services Division provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside services. Unlike our other segments, approximately 96.9% of the Services Division’s 2006 commissions and fees revenue is generated from fees, which are not significantly affected by fluctuations in general insurance premiums.

Financial information relating to our Services Division is as follows (in thousands, except percentages):

	2006	Percent Change	2005	Percent Change	2004
REVENUES
Commissions and fees	$32,561	22.6%	$26,565	2.9%	$25,807
Profit-sharing contingent commissions	-	-	-	-	-
Investment income	45	-	-	-	-
Other income, net	-	-	952	(5.0)%	1,002
Total revenues	32,606	18.5%	27,517	2.6%	26,809

EXPENSES
Employee compensation and benefits	18,147	16.5%	15,582	4.2%	14,961
Non-cash stock-based compensation	118	(3.3)%	122	13.0%	108
Other operating expenses	5,062	16.7%	4,339	(11.0)%	4,873
Amortization	343	697.7%	43	19.4%	36
Depreciation	533	22.5%	435	12.4%	387
Interest	440	NMF %	4	(94.2)%	69
Total expenses	24,643	20.1%	20,525	0.4%	20,434

Income before income taxes	$7,963	13.9%	$6,992	9.7%	$6,375

Net internal growth rate - core commissions and fees	5.6%		9.2%		17.5%
Employee compensation and benefits ratio	55.7%		56.6%		55.8%
Other operating expenses ratio	15.5%		15.8%		18.2%

Capital expenditures	$588		$350		$788
Total assets at December 31	$32,554		$18,766		$13,760

Total revenues in 2006 increased $5.1 million to $32.6 million, a 18.5% increase over 2005. Of this increase, approximately $4.5 million related to core commissions and fees revenue from acquisitions for which there were no comparable revenues in 2005. In 2006, other income was $0 compared with the 2005 other income of $1.0 million which was due to the sale of a medical third-party administration (“TPA”) operation in 2004. The Services Division’s net internal growth rate for core commissions and fees revenue was 5.6% in 2006, excluding the 2005 core commissions and fees revenue from acquisitions and divested business. The positive net internal growth rates from core commissions and fees revenue primarily reflect the strong net new business growth from our workers’ compensation and public and quasi-public entity TPA businesses.

Income before income taxes in 2006 increased $1.0 million to $8.0 million, a 13.9% increase over 2005, primarily due to strong net new business growth and the acquisitions of an operation in the Medicare secondary payer statute compliance-related services.

Total revenues in 2005 increased $0.7 million net to $27.5 million, a 2.6% increase over 2004. The Services Division’s net internal growth rate for core commissions and fees revenue was 9.2% in 2005, excluding the 2004 core commissions and fees revenue from divested business. The positive net internal growth rates from core commissions and fees revenue primarily reflect the strong net new business growth from our workers’ compensation and public and quasi-public entity TPA businesses.

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

Quarterly Operating Results

The following table sets forth our quarterly results for 2006 and 2005:

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2006
Total revenues	$230,582	$220,807	$211,965	$214,650
Income before income taxes	$81,436	$70,967	$65,565	$62,073
Net income	$50,026	$44,431	$40,270	$37,623
Net income per share:
Basic	$0.36	$0.32	$0.29	$0.27
Diluted	$0.36	$0.32	$0.29	$0.27

2005
Total revenues	$202,374	$195,931	$190,645	$196,857
Income before income taxes	$70,513	$60,468	$55,689	$57,460
Net income	$43,018	$37,033	$34,783	$35,717
Net income per share:
Basic	$0.31	$0.27	$0.25	$0.26
Diluted	$0.31	$0.27	$0.25	$0.25

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents of $88.5 million at December 31, 2006 reflected a decrease of $12.1 million from the $100.6 million balance at December 31, 2005. During 2006, $225.2 million of cash was provided from operating activities. Also during this period, $143.7 million of cash was used for acquisitions, $15.0 million was used for additions to fixed assets, $87.4 million was used for payments on long-term debt and $29.3 million was used for payment of dividends.

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

Our ratio of current assets to current liabilities (the “current ratio”) was 1.10 and 1.06 at December 31, 2006 and 2005, respectively.

As of December 31, 2006, our contractual cash obligations were as follows:

Contractual Cash Obligations

(in thousands)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt	$244,324	$18,074	$1,034	$100,216	$125,000
Capital lease obligations	10	8	2	-	-
Other long-term liabilities	11,967	9,409	309	362	1,887
Operating leases	82,293	20,955	33,601	18,339	9,398
Interest obligations	75,771	12,326	23,392	23,080	16,973
Maximum future acquisition contingency payments	169,947	37,728	132,219	-	-

Total contractual cash obligations	$584,312	$98,500	$190,557	$141,997	$153,258

 In July 2004, we completed a private placement of $200.0 million of unsecured senior notes (the “Notes”). The $200.0 million is divided into two series: Series A, for $100.0 million due in 2011 and bearing interest at 5.57% per year; and Series B, for $100.0 million due in 2014 and bearing interest at 6.08% per year. The closing on the Series B Notes occurred on July 15, 2004. The closing on the Series A Notes occurred on September 15, 2004. We have used the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. As of December 31, 2006 and 2005 there was an outstanding balance of $200.0 million on the Notes.

On December 22, 2006, we entered into a Master Shelf and Note Purchase Agreement (the "Master Agreement") with a national insurance company (the "Purchaser").  The Purchaser purchased Notes issued by the company in 2004.  The Master Agreement provides for a $200.0 million private uncommitted shelf facility for the issuance of senior unsecured notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten (10) years, as the parties may determine.  The Master Agreement includes various covenants, limitations and events of default currently customary for similar facilities for similar borrowers.  The initial issuance of notes under the Master Facility occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.66% per annum.

Also on December 22, 2006, we entered into a Second Amendment to Amended and Restated Revolving and Term Loan Agreement (the "Second Term Amendment") and a Third Amendment to Revolving Loan Agreement (the "Third Revolving Amendment") with a national banking institution, amending the existing Amended and Restated Revolving and Term Loan Agreement dated January 3, 2001 (the "Term Agreement") and the existing Revolving Loan Agreement dated September 29, 2003, as amended (the "Revolving Agreement"), respectively. The amendments provide covenant exceptions for the Notes issued or to be issued under the Master Agreement, and relaxed or deleted certain other covenants. In the case of the Third Amendment to Revolving Loan Agreement, the lending commitment was reduced from $75.0 million to $20.0 million, the maturity date was extended from September 30, 2008 to December 20, 2011, and the applicable margins for advances and the availability fee were reduced.  Based on the Company's funded debt to EBITDA ratio, the applicable margin for Eurodollar advances changed from a range of 0.625% to 1.625% to a range of 0.450% to 0.875%.  The applicable margin for base rate advances changed from a range of 0.00% to 0.125% to the Prime Rate less 1.000%.  The availability fee changed from a range of 0.175% to 0.250% to a range of 0.100% to 0.200%. The 90-day LIBOR was 5.36% and 4.53% as of December 31, 2006 and 2005, respectively. There were no borrowings against this facility at December 31, 2006 or 2005.

In January 2001, we entered into a $90.0 million unsecured seven-year term loan agreement with a national banking institution, bearing an interest rate based upon the 30-, 60- or 90-day LIBOR plus 0.50% to 1.00%, depending upon Brown & Brown’s quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization and non-cash stock grant compensation. The 90-day LIBOR was 5.36% and 4.53% as of December 31, 2006 and 2005, respectively. The loan was fully funded on January 3, 2001 and as of December 31, 2006 had an outstanding balance of $12,857,000. This loan is to be repaid in equal quarterly installments of $3,200,000 through December 2007.

All four of these credit agreements require that we maintain certain financial ratios and comply with certain other covenants. We were in compliance with all such covenants as of December 31, 2006 and 2005.

Neither we nor our subsidiaries has ever incurred off-balance sheet obligations through the use of, or investment in, off-balance sheet derivative financial instruments or structured finance or special purpose entities organized as corporations, partnerships or limited liability companies or trusts.

We believe that our existing cash, cash equivalents, short-term investment portfolio and funds generated from operations, together with our Master Agreement and the Revolving Agreement described above, will be sufficient to satisfy our normal liquidity needs through at least the end of 2007. Additionally, we believe that funds generated from future operations will be sufficient to satisfy our normal liquidity needs, including the required annual principal payments on our long-term debt.

Historically, much of our cash has been used for acquisitions. If additional acquisition opportunities should become available that exceed our current cash flow, we believe that given our relatively low debt-to-total capitalization ratio, we would have the ability to raise additional capital through either the private or public debt markets.

In December 2001, a universal “shelf” registration statement that we filed with the Securities and Exchange Commission (SEC) covering the public offering and sale, from time to time, of an aggregate of up to $250 million of debt and/or equity securities, was declared effective. The net proceeds from the sale of such securities could be used to fund acquisitions and for general corporate purposes, including capital expenditures, and to meet working capital needs. A common stock follow-on offering of 5,000,000 shares in March 2002 was made pursuant to this “shelf” registration statement. As of December 31, 2006, approximately $90.0 million of the universal “shelf” registration remains available. If we needed to publicly raise additional funds, we may need to register additional securities with the SEC.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and equity prices. We are exposed to market risk through our investments, revolving credit line and term loan agreements.

Our invested assets are held as cash and cash equivalents, restricted cash and investments, available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit. These investments are subject to interest rate risk and equity price risk. The fair values of our cash and cash equivalents, restricted cash and investments, and certificates of deposit at December 31, 2006 and 2005 approximated their respective carrying values due to their short-term duration and therefore such market risk is not considered to be material.

We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date. Our largest security investment is 559,970 common stock shares of Rock-Tenn Company, a New York Stock Exchange listed company, which we have owned for more than 25 years. Our investment in Rock-Tenn Company accounted for 81% and 68% of the total value of available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit as of December 31, 2006 and 2005, respectively. Rock-Tenn Company's closing stock price at December 31, 2006 and 2005 was $27.11 and $13.65 respectively. Our exposure to equity price risk is primarily related to the Rock-Tenn Company investment. As of December 31, 2006, the value of the Rock-Tenn Company investment was $15,181,000. In late January 2007, the stock of Rock-Tenn began trading in excess of $32.00 per share and the Board of Directors authorized the sale of 275,000 shares. We realized a gain of $8,840,000 in excess of our original cost basis. As of February 23, 2007, we have remaining 284,970 share of Rock-Tenn at a value of $9,891,000. We may sell these remaining shares in 2007.

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

At December 31, 2006, the interest rate swap agreement was as follows:

(in thousands, except percentages)	Contractual/ Notional Amount	Fair Value	Weighted Average Pay Rates	Weighted Average Received Rates

Interest rate swap agreement	$12,857	$60	4.53%	5.30%

ITEM 8. Financial Statements and Supplementary Data.

BROWN & BROWN, INC.
CONSOLIDATED STATEMENTS OF
INCOME

	Year Ended December 31,
(in thousands, except per share data)	2006	2005	2004
REVENUES
Commissions and fees	$864,663	$775,543	$638,267
Investment income	11,479	6,578	2,715
Other income, net	1,862	3,686	5,952
Total revenues	878,004	785,807	646,934

EXPENSES
Employee compensation and benefits	404,891	374,943	314,221
Non-cash stock-based compensation	5,416	3,337	2,625
Other operating expenses	126,492	105,622	84,927
Amortization	36,498	33,245	22,146
Depreciation	11,309	10,061	8,910
Interest	13,357	14,469	7,156
Total expenses	597,963	541,677	439,985

Income before income taxes	280,041	244,130	206,949

Income taxes	107,691	93,579	78,106

Net income	$172,350	$150,551	$128,843

Net income per share:
Basic	$1.23	$1.09	$0.93
Diluted	$1.22	$1.08	$0.93

Weighted average number of shares outstanding:
Basic	139,634	138,563	137,818
Diluted	141,020	139,776	138,888

Dividends declared per share	$0.21	$0.17	$0.1450

See accompanying notes to consolidated financial statements.

BROWN & BROWN, INC.
CONSOLIDATED
BALANCE SHEETS

	At December 31,
(in thousands, except per share data)	2006	2005

ASSETS
Current Assets:
Cash and cash equivalents	$88,490	$100,580
Restricted cash and investments	242,187	229,872
Short-term investments	2,909	2,748
Premiums, commissions and fees receivable	282,440	257,930
Other current assets	32,180	28,637
Total current assets	648,206	619,767

Fixed assets, net	44,170	39,398
Goodwill	684,521	549,040
Amortizable intangible assets, net	396,069	377,907
Investments	15,826	8,421
Other assets	19,160	14,127
Total assets	$1,807,952	$1,608,660

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Premiums payable to insurance companies	$435,449	$397,466
Premium deposits and credits due customers	33,273	34,027
Accounts payable	17,854	21,161
Accrued expenses	86,009	74,534
Current portion of long-term debt	18,082	55,630
Total current liabilities	590,667	582,818

Long-term debt	226,252	214,179

Deferred income taxes, net	49,721	35,489

Other liabilities	11,967	11,830

Commitments and contingencies (Note 13)

Shareholders’ Equity:
Common stock, par value $0.10 per share; authorized 280,000 shares; issued and outstanding 140,016 at 2006 and 139,383 at 2005	14,002	13,938
Additional paid-in capital	210,543	193,313
Retained earnings	695,656	552,647
Accumulated other comprehensive income, net of related income tax effect of $5,359 at 2006 and $2,606 at 2005	9,144	4,446

Total shareholders’ equity	929,345	764,344

Total liabilities and shareholders’ equity	$1,807,952	$1,608,660

See accompanying notes to consolidated financial statements.

BROWN & BROWN, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock				Accumulated Other Comprehensive Income
(in thousands, except per share data)	Shares Outstanding	Par Value	Additional Paid-In Capital	Retained Earnings		Total
Balance at January 1, 2004	137,122	$13,712	$163,274	$316,822	$4,227	$498,035
Net income				128,843		128,843
Net unrealized holding loss on available-for-sale securities					(649)	(649)
Net gain on cash-flow hedging derivative					889	889
Comprehensive income						129,083
Common stock issued for acquisitions	400	40	6,204			6,244
Common stock issued for employee stock benefit plans	790	80	10,525			10,605
Income tax benefit from exercise of stock options			234			234
Common stock issued to directors	6		127			127
Cash dividends paid ($0.1450 per share)				(20,003)		(20,003)
Balance at December 31, 2004	138,318	13,832	180,364	425,662	4,467	624,325
Net income				150,551		150,551
Net unrealized holding loss on available-for-sale securities					(512)	(512)
Net gain on cash-flow hedging derivative					491	491
Comprehensive income						150,530
Common stock issued for employee stock benefit plans	1,057	105	12,769			12,874
Common stock issued to directors	8	1	180			181
Cash dividends paid ($0.17 per share)				(23,566)		(23,566)
Balance at December 31, 2005	139,383	13,938	193,313	552,647	4,446	764,344
Net income				172,350		172,350
Net unrealized holding gain on available-for-sale securities					4,697	4,697
Net gain on cash-flow hedging derivative					1	1
Comprehensive income						177,048
Common stock issued for employee stock benefit plans	624	62	16,372			16,434
Income tax benefit from exercise of stock options			604			604
Common stock issued to directors	9	2	254			256
Cash dividends paid ($0.21 per share)				(29,341)		(29,341)
Balance at December 31, 2006	140,016	$14,002	$210,543	$695,656	$9,144	$929,345

See accompanying notes to consolidated financial statements.

BROWN & BROWN, INC.
CONSOLIDATED STATEMENTS OF
CASH FLOWS

	Year Ended December 31,
(in thousands)	2006	2005	2004

Cash flows from operating activities:
Net income	$172,350	$150,551	$128,843
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	36,498	33,245	22,146
Depreciation	11,309	10,061	8,910
Non-cash stock-based compensation	5,416	3,337	2,625
Deferred income taxes	11,480	10,642	8,840
Income tax benefit from exercise of stock options	-	-	234
Net gain on sales of investments, fixed assets and customer accounts	(781)	(2,478)	(5,999)
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Restricted cash and investments (increase)	(12,315)	(82,389)	(30,940)
Premiums, commissions and fees receivable (increase)	(23,564)	(84,058)	(22,907)
Other assets (increase) decrease	(6,301)	1,072	(3,953)
Premiums payable to insurance companies increase	27,314	153,032	41,473
Premium deposits and credits due customers (decrease) increase	(754)	1,754	9,997
Accounts payable (decrease) increase	(3,561)	4,377	3,608
Accrued expenses increase	8,441	14,854	7,140
Other liabilities (decrease) increase	(318)	1,088	186
Net cash provided by operating activities	225,214	215,088	170,203

Cash flows from investing activities:
Additions to fixed assets	(14,979)	(13,426)	(10,152)
Payments for businesses acquired, net of cash acquired	(143,737)	(262,181)	(202,664)
Proceeds from sales of fixed assets and customer accounts	1,399	2,362	6,330
Purchases of investments	(211)	(299)	(3,142)
Proceeds from sales of investments	119	896	1,107
Net cash used in investing activities	(157,409)	(272,648)	(208,521)

Cash flows from financing activities:
Proceeds from long-term debt	25,000	-	200,000
Payments on long-term debt	(87,432)	(16,117)	(18,606)
Borrowings on revolving credit facility	40,000	50,000	50,000
Payments on revolving credit facility	(40,000)	(50,000)	(50,000)
Income tax benefit from exercise of stock options	604	-	-
Issuances of common stock for employee stock benefit plans	11,274	9,717	8,107
Cash dividends paid	(29,341)	(23,566)	(20,003)
Net cash (used in) provided by financing activities	(79,895)	(29,966)	169,498

Net (decrease) increase in cash and cash equivalents	(12,090)	(87,526)	131,180
Cash and cash equivalents at beginning of year	100,580	188,106	56,926
Cash and cash equivalents at end of year	$88,490	$100,580	$188,106

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE 1 • Summary of Significant Accounting Policies

Nature of Operations

Brown & Brown, Inc., a Florida corporation, and its subsidiaries (collectively, “Brown & Brown” or the “Company”) is a diversified insurance agency, wholesale brokerage, and services organization that markets and sells to its customers insurance products and services, primarily in the property and casualty area. Brown & Brown’s business is divided into four reportable segments: the Retail Division, which provides a broad range of insurance products and services to commercial, public entity, professional and individual customers; the National Programs Division, which is comprised of two units - Professional Programs, which provides professional liability and related package products for certain professionals delivered through nationwide networks of independent agents, and Special Programs, which markets targeted products and services designated for specific industries, trade groups, governmental entities and market niches; the Wholesale Brokerage Division, which markets and sells excess and surplus commercial insurance and reinsurance, primarily through independent agents and brokers; and the Services Division, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside services.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of Brown & Brown, Inc. and its subsidiaries. All significant intercompany account balances and transactions have been eliminated in the Consolidated Financial Statements.

Revenue Recognition

Commission revenue is recognized as of the effective date of the insurance policy or the date on which the policy premium is billed to the customer, whichever is later. At that date, the earnings process has been completed and Brown & Brown can reliably estimate the impact of policy cancellations for refunds and establish reserves accordingly. The reserve for policy cancellations is based upon historical cancellation experience adjusted by known circumstances. The policy cancellation reserve was $7,432,000 and $5,019,000 at December 31, 2006 and 2005, respectively, and is periodically evaluated and adjusted as necessary. Subsequent commission adjustments are recognized upon notification from the insurance companies. Commission revenues are reported net of commissions paid to sub-brokers or co-brokers. Profit-sharing contingent commissions from insurance companies are recognized when determinable, which is when such commissions are received. Fee income is recognized as services are rendered.

Use of Estimates

The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosures of contingent assets and liabilities, at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents principally consist of demand deposits with financial institutions and highly liquid investments having maturities of three months or less when purchased.

Restricted Cash and Investments, and Premiums, Commissions and Fees Receivable

In its capacity as an insurance agent or broker, Brown & Brown typically collects premiums from insureds and, after deducting its authorized commissions, remits the net premiums to the appropriate insurance companies. Accordingly, as reported in the Consolidated Balance Sheets, “premiums” are receivable from insureds. Unremitted net insurance premiums are held in a fiduciary capacity until disbursed by Brown & Brown. Brown & Brown invests these unremitted funds only in cash, money market accounts, tax-free variable-rate demand bonds and commercial paper held for a short term, and reports such amounts as restricted cash on the Consolidated Balance Sheets. In certain states where Brown & Brown operates, the use and investment alternatives for these funds are regulated by various state agencies. The interest income earned on these unremitted funds is reported as investment income in the Consolidated Statements of Income.

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

As of December 31, 2006 and 2005, Brown & Brown’s marketable equity securities principally represented a long-term investment of 559,970 shares of common stock in Rock-Tenn Company. Brown & Brown’s Chief Executive Officer serves on the board of directors of Rock-Tenn Company.

Non-marketable equity securities and certificates of deposit having maturities of more than three months when purchased are reported at cost and are adjusted for other-than-temporary market value declines.

Net unrealized holding gains on available-for-sale securities included in accumulated other comprehensive income reported in shareholders’ equity was $9,106,000 at December 31, 2006 and $4,410,000 at December 31, 2005, net of deferred income taxes of $5,337,000 and $2,584,000, respectively.

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

Goodwill and Amortizable Intangible Assets

The excess of the purchase price of an acquisition over the fair value of the identifiable tangible and amortizable intangible assets is assigned to goodwill. While goodwill is not amortizable, it is now subject to at least an annual assessment for impairment by applying a fair-value based test. Amortizable intangible assets are amortized over their economic lives and are subject to lower-of-cost-or-market impairment testing. The Company compares the fair value of each reporting unit with its carrying amount to determine if there is potential impairment of goodwill. If the fair value of the reporting unit is less than its carrying value, an impairment loss would be recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. Fair value is estimated based on multiples of revenues and earnings before interest, income taxes, depreciation and amortization (“EBITDA”). Brown & Brown completed its most recent annual assessment as of November 30, 2006 and identified no impairment as a result of the evaluation.

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

The carrying value of intangibles attributable to each division comprising Brown & Brown is periodically reviewed by management to determine if the facts and circumstances suggest that they may be impaired. In the insurance agency and wholesale brokerage industry, it is common for agencies or customer accounts to be acquired at a price determined as a multiple of either their corresponding revenues or EBITDA. Accordingly, Brown & Brown assesses the carrying value of its intangible assets by comparison of a reasonable multiple applied to either corresponding revenues or EBITDA, as well as considering the estimated future cash flows generated by the corresponding division. Any impairment identified through this assessment may require that the carrying value of related intangible assets be adjusted; however, no impairments have been recorded for the years ended December 31, 2006, 2005 and 2004.

Derivatives

Brown & Brown utilizes a derivative financial instrument to reduce interest rate risk. Brown & Brown does not hold or issue derivative financial instruments for trading purposes. In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), which was subsequently amended by SFAS Nos. 137, 138 and 149. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. These standards require that an entity recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair value. Changes in the fair value of those instruments will be reported in earnings or other comprehensive income, depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative, and the resulting effect on the consolidated financial statements, will depend on the derivative’s hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows as compared to changes in the fair value of the liability being hedged.

Income Taxes

Brown & Brown records income tax expense using the asset and liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying values and the income tax bases of Brown & Brown’s assets and liabilities.

Brown & Brown files a consolidated federal income tax return and has elected to file consolidated returns in certain states. Deferred income taxes are provided for in the Consolidated Financial Statements and relate principally to expenses charged to income for financial reporting purposes in one period and deducted for income tax purposes in other periods.

Net Income Per Share

Basic net income per share for a given period is computed by dividing net income available to shareholders by the weighted average number of shares outstanding for the period. Basic net income per share excludes dilution. Diluted net income per share reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock.

The following table sets forth the computation of basic net income per share and diluted net income per share:

	Year Ended December 31,
(in thousands, except per share data)	2006	2005	2004

Net income	$172,350	$150,551	$128,843

Weighted average number of common shares outstanding	139,634	138,563	137,818
Dilutive effect of stock options using the treasury stock method	1,386	1,213	1,070

Weighted average number of shares outstanding	141,020	139,776	138,888

Net income per share:
Basic	$1.23	$1.09	$0.93
Diluted	$1.22	$1.08	$0.93

All share and per share amounts in the consolidated financial statements have been restated to give effect to the two-for-one common stock split effected by Brown & Brown on November 28, 2005. The stock split was effected as a stock dividend.

Fair Value of Financial Instruments

The carrying amounts of Brown & Brown’s financial assets and liabilities, including cash and cash equivalents, restricted cash and investments, investments, premiums, commissions and fees receivable, premiums payable to insurance companies, premium deposits and credits due customers and accounts payable, at December 31, 2006 and 2005, approximate fair value because of the short-term maturity of these instruments. The carrying amount of Brown & Brown’s long-term debt approximates fair value at December 31, 2006 and 2005 since the debt is at floating rates. Brown & Brown’s one interest rate swap agreement is reported at its fair value as of December 31, 2006 and 2005.

New Accounting Pronouncement

Accounting for Uncertainty in Income Taxes - In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit of that position can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also requires significant additional disclosures. FIN 48 was effective for the Company on January 1, 2007, and the cumulative effect, if any, of the change in accounting principle will be recorded as an adjustment to beginning retained earnings. The Company is currently evaluating the impact that the adoption of FIN 48 will have, if any, on its consolidated financial statements and notes thereto.

Fair Value Measurements - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for the measurement of assets and liabilities that uses fair value and expands disclosures about fair value measurements. SFAS 157 will apply whenever another GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for all interim periods within those fiscal years. Accordingly, the Company will be required to adopt SFAS 157 in the first quarter of 2008. The Company is currently evaluating the impact that the adoption of SFAS 157 will have, if any, on its consolidated financial statements and notes thereto.

Stock-Based Compensation - The Company grants stock options and non-vested stock awards (previously referred to as “restricted stock”) to its employees, officers and directors. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, Share-Based Payment (“SFAS 123R”), for its stock-based compensation plans. Among other things, SFAS 123R requires that compensation expense for all share-based awards be recognized in the financial statements based upon the grant-date fair value of those awards over the vesting period.

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

Under APB No. 25, no compensation expense was recognized for either stock options issued under the Company’s stock compensation plans or for stock purchased under the Company’s 1990 Employee Stock Purchase Plan (“ESPP”). The pro forma effects on net income and earnings per share for stock options and ESPP stock purchases were instead disclosed in a footnote to the financial statements. Compensation expense was previously recognized for awards of non-vested stock, based upon the market value of the common stock on the date of award, on a straight-line basis over the requisite service period with the effect of forfeitures recognized as they occurred.

The following table represents the pro forma information for the years ended December 31, 2005 and 2004 (as previously disclosed) under the Company’s stock compensation plans had the compensation cost for the stock options and common stock purchased under the ESPP been determined based on the fair value at the grant-date consistent with the method prescribed by SFAS No. 123R:

	Year Ended December 31,
(in thousands, except per share data)	2005	2004
Net income as reported	$150,551	$128,843
Total stock-based employee compensation cost included in the determination of net income, net of related income tax effects	2,061	1,638
Total stock-based employee compensation cost determined under fair value method for all awards, net of related income tax effects	(5,069)	(3,436)
Pro forma net income	$147,543	$127,045
Net income per share:
Basic, as reported	$1.09	$0.93
Basic, pro forma	$1.06	$0.92

Diluted, as reported	$1.08	$0.93
Diluted, pro forma	$1.06	$0.91

The Company has adopted SFAS 123R using the modified-prospective transition method. Under this transition method, compensation cost recognized for the year ended December 31, 2006 includes:

•
Compensation cost for all share-based awards (expected to vest) granted prior to, but not yet vested as of January 1, 2006, based upon grant-date fair value estimated in accordance with the original provisions of SFAS 123; and

•
Compensation cost for all share-based awards (expected to vest) granted during the year ended December 31, 2006 based upon grant-date fair value estimated in accordance with the provisions of SFAS 123R.

Results for prior periods have not been restated.

Upon adoption of SFAS 123R, the Company continued to use the Black-Scholes valuation model for valuing all stock options and shares purchased under the ESPP. Compensation for non-vested stock awards is measured at fair value on the grant-date based upon the number of shares expected to vest. Compensation cost for all awards will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period. The cumulative effect of changing from recognizing compensation expense for non-vested stock awards as forfeitures occurred to recognizing compensation expense for non-vested awards net of estimated forfeitures was not material.

The adoption of SFAS 123R had the following effect on the Company for the year ended December 31, 2006:

(in thousands)	2006
Non-cash stock-based compensation	$(564)
Reduction (increase) in:
Provision for income taxes	$(217)
Net income	$(347)
Basic earnings per share	$—
Diluted earnings per share	$—
Increase (decrease) in deferred tax assets	$(217)

In addition, prior to the adoption of SFAS 123R, the Company presented tax benefits resulting from the exercise of stock options as operating cash flows in the statement of cash flows. SFAS 123R requires that tax benefits associated with share-based payments be classified under financing activities in the statement of cash flows. This change in presentation in the accompanying Consolidated Statement of Cash Flows has reduced net operating cash flows and increased net financing cash flows by $604,000 for the year ended December 31, 2006.

See Note 11 for additional information regarding the Company’s stock-based compensation plans and the assumptions used to calculate the fair value of stock-based awards.

NOTE 2 • Business Combinations

 Acquisitions in 2006

During 2006, Brown & Brown acquired the assets and assumed certain liabilities of 32 entities. The aggregate purchase price of these acquisitions was $155,869,000, including $138,695,000 of net cash payments, the issuance of $3,696,000 in notes payable and the assumption of $13,478,000 of liabilities. Substantially all of these acquisitions were acquired primarily to expand Brown & Brown’s core businesses and to attract and obtain high-quality individuals. Acquisition purchase prices are based primarily on a multiple of average annual operating profits earned over a one- to three-year period within a minimum and maximum price range. The initial asset allocation of an acquisition is based on the minimum purchase price, and any subsequent earn-out payment is allocated to goodwill.

All of these acquisitions have been accounted for as business combinations and are as follows:

(in thousands)

Name	Business Segment	2006 Date of Acquisition	Net Cash Paid	Notes Payable	Recorded Purchase Price
Axiom Intermediaries, LLC	Wholesale Brokerage	January 1	$60,333	$—	$60,333
Delaware Valley Underwriting Agency, Inc., et al (DVUA)	Wholesale Brokerage/National Programs	September 30	46,333	—	46,333
Other	Various	Various	32,029	3,696	35,725
Total			$138,695	$3,696	$142,391

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition:

(in thousands)	Axiom	DVUA	Other	Total
Fiduciary cash	$9,598	$—	$—	$9,598
Other current assets	445	7	567	1,019
Fixed assets	435	648	476	1,559
Purchased customer accounts	14,022	22,667	18,682	55,371
Noncompete agreements	31	52	581	664
Goodwill	45,600	24,942	17,107	87,649
Other assets	—	9	—	9
Total assets acquired	70,131	48,325	37,413	155,869
Other current liabilities	(9,798)	(1,843)	(1,496)	(13,137)
Other liabilities	—	(149)	(192)	(341)
Total liabilities assumed	(9,798)	(1,992)	(1,688)	(13,478)
Net assets acquired	$60,333	$46,333	$35,725	$142,391

The weighted average useful lives for the above acquired amortizable intangible assets are as follows: purchased customer accounts, 15.0 years; and noncompete agreements, 4.8 years.

Goodwill of $87,649,000, all of which is expected to be deductible for income tax purposes, was assigned to the Retail, National Programs, Wholesale Brokerage and Service Divisions in the amounts of $6,337,000, $10,561,000, $67,984,000 and $2,767,000, respectively.

The results of operations for the acquisitions completed during 2006 have been combined with those of the Company since their respective acquisitions dates. If the acquisitions had occurred as of January 1, 2005, the Company’s results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods:

	Year Ended December 31,
(in thousands, except per share data)	2006	2005
(UNAUDITED)
Total revenues	$902,345	$842,698

Income before income taxes	$288,643	$263,326

Net income	$177,644	$162,389

Net income per share:
Basic	$1.27	$1.17
Diluted	$1.26	$1.16

Weighted average number of shares outstanding:
Basic	139,634	138,563
Diluted	141,020	139,776

Additional consideration paid to sellers as a result of purchase price “earn-out” provisions are recorded as adjustments to intangible assets when the contingencies are settled. The net additional consideration paid by the Company in 2006 as a result of these adjustments totaled $48,824,000, of which $49,221,000 was allocated to goodwill and $397,000 was a reduction of current assets. Of the $48,824,000 net additional consideration paid, $14,640,000 was paid in cash, $33,261,000 was issued in notes payable and $923,000 was assumed as net liabilities. As of December 31, 2006, the maximum future contingency payments related to acquisitions totaled $169,947,000.

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

All of these acquisitions have been accounted for as business combinations and are as follows:

(in thousands)
Name of Acquisitions	Business Segment	2005 Date of Acquisition	Net Cash Paid	Notes Payable	Recorded Purchase Price

American Specialty Companies, Inc., et al.	National Programs	January 1	$23,782	$-	$23,782
Braishfield Associates, Inc.	Wholesale Brokerage	January 1	10,215	-	10,215
Hull & Company, Inc., et al.	Wholesale Brokerage	March 1	140,169	35,000	175,169
Weible & Cahill, LLC	Retail	October 1	17,971	-	17,971
Timothy R. Downey Insurance, Inc.	National Programs	November 1	14,302	1,374	15,676
Other	Various	Various	37,567	1,698	39,265
Total			$244,006	$38,072	$282,078

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition:

(in thousands)
	American Specialty	Braishfield	Hull	Weible & Cahill	Downey	Other	Total
Other current assets	$112	$50	$173	$266	$-	$1,117	$1,718
Fixed assets	370	25	2,500	111	89	180	3,275
Purchased customer accounts	7,410	4,835	68,000	10,825	9,042	17,633	117,745
Noncompete agreements	38	50	95	11	55	887	1,136
Goodwill	18,247	5,408	105,463	7,092	8,382	20,157	164,749
Total assets acquired	26,177	10,368	176,231	18,305	17,568	39,974	288,623
Other current liabilities	(59)	(153)	(1,062)	(100)	(1,892)	(709)	(3,975)
Other liabilities	(2,336)	-	-	(234)	-	-	(2,570)
Total liabilities assumed	(2,395)	(153)	(1,062)	(334)	(1,892)	(709)	(6,545)
Net assets acquired	$23,782	$10,215	$175,169	$17,971	$15,676	$39,265	$282,078

The weighted average useful lives for the above acquired amortizable intangible assets are as follows: purchased customer accounts, 15.0 years; and noncompete agreements, 4.1 years.

Goodwill of $164,749,000, all of which is expected to be deductible for income tax purposes, was assigned to the Retail, National Programs and Wholesale Brokerage Divisions in the amounts of $19,773,000, $27,144,000 and $117,832,000, respectively.

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

Additional consideration paid to sellers, or consideration returned to Brown & Brown by sellers, as a result of purchase price “earn-out” provisions are recorded as adjustments to intangible assets when the contingencies are settled. The net additional consideration paid by Brown & Brown as a result of these adjustments totaled $22,832,000 in 2005 and $965,000 in 2004, of which $23,797,000 was allocated to goodwill. Of the $22,832,000 net additional consideration paid in 2005, $18,175,000 was paid in cash and the issuance of $4,657,000 in notes payable. Of the $965,000 net additional consideration paid in 2004, $814,000 was paid in cash and the assumption of $151,000 of other liabilities. As of December 31, 2005, the maximum future contingency payments related to acquisitions totaled $189,611,000.

NOTE 3 • Goodwill

The changes in goodwill for the years ended December 31, are as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Service	Total
Balance as of January 1, 2005	$259,290	$84,737	$16,760	$56	$360,843
Goodwill of acquired businesses	33,243	34,313	120,990	-	188,546
Goodwill disposed of relating to sales of businesses	(321)	(28)	-	-	(349)
Balance as of December 31, 2005	292,212	119,022	137,750	56	549,040
Goodwill of acquired businesses	38,681	23,307	72,115	2,767	136,870
Goodwill disposed of relating to sales of businesses	(1,389)	-	-	-	(1,389)
Balance as of December 31, 2006	$329,504	$142,329	$209,865	$2,823	$684,521

NOTE 4 • Amortizable Intangible Assets

Amortizable intangible assets at December 31 consisted of the following:

	2006				2005
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (years)

Purchased customer accounts	$541,967	$(149,764)	$392,203	14.9	$498,580	$(126,161)	$372,419	14.9
Noncompete agreements	25,589	(21,723)	3,866	7.7	34,154	(28,666)	5,488	7.0
Total	$567,556	$(171,487)	$396,069		$532,734	$(154,827)	$377,907

Amortization expense recorded for other amortizable intangible assets for the years ended December 31, 2006, 2005 and 2004 was $36,498,000, $33,245,000 and $22,146,000, respectively.

Amortization expense for other amortizable intangible assets for the years ending December 31, 2007, 2008, 2009, 2010 and 2011 is estimated to be $37,506,000, $36,613,000, $36,144,000, $35,476,000, and $34,059,000, respectively.

NOTE 5 • Investments

Investments at December 31 consisted of the following:

	2006		2005
	Carrying Value		Carrying Value
(in thousands)	Current	Non-Current	Current	Non-Current
Available-for-sale marketable equity securities	$240	$15,181	$216	$7,644
Non-marketable equity securities and certificates of deposit	2,669	645	2,532	777
Total investments	$2,909	$15,826	$2,748	$8,421

The following table summarizes available-for-sale securities at December 31:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable equity securities:
2006	$550	$14,871	$-	$15,421
2005	$550	$7,312	$(2)	$7,860

The following table summarizes the proceeds and realized gains/(losses) on non-marketable equity securities and certificates of deposit for the years ended December 31:

(in thousands)	Proceeds	Gross Realized Gains	Gross Realized Losses

2006	$119	$25	$-
2005	$896	$87	$-
2004	$1,107	$526	$(118)

NOTE 6 • Fixed Assets

Fixed assets at December 31 consisted of the following:

(in thousands)	2006	2005
Furniture, fixtures and equipment	$90,146	$83,275
Leasehold improvements	10,590	6,993
Land, buildings and improvements	487	487
	101,223	90,755
Less accumulated depreciation and amortization	(57,053)	(51,357)
Total	$44,170	$39,398

Depreciation and amortization expense amounted to $11,309,000 in 2006, $10,061,000 in 2005 and $8,910,000 in 2004.

NOTE 7 • Accrued Expenses

Accrued expenses at December 31 consisted of the following:

(in thousands)	2006	2005
Accrued bonuses	$42,426	$35,613
Accrued compensation and benefits	16,213	15,179
Accrued rent and vendor expenses	7,937	6,504
Reserve for policy cancellations	7,432	5,019
Accrued interest	4,524	5,302
Other	7,477	6,917
Total	$86,009	$74,534

NOTE 8 • Long-Term Debt

Long-term debt at December 31 consisted of the following:

(in thousands)	2006	2005
Unsecured Senior Notes	$225,000	$200,000
Term loan agreements	12,857	25,714
Revolving credit facility	-	-
Acquisition notes payable	6,310	43,889
Other notes payable	167	206
Total debt	244,334	269,809
Less current portion	(18,082)	(55,630)
Long-term debt	$226,252	$214,179

In July 2004, the Company completed a private placement of $200.0 million of unsecured senior notes (the “Notes”). The $200.0 million is divided into two series: Series A, for $100.0 million due in 2011 and bearing interest at 5.57% per year; and Series B, for $100.0 million due in 2014 and bearing interest at 6.08% per year. The closing on the Series B Notes occurred on July 15, 2004. The closing on the Series A Notes occurred on September 15, 2004. Brown & Brown has used the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. As of December 31, 2006 and 2005 there was an outstanding balance of $200.0 million on the Notes.

On December 22, 2006, the Company entered into a Master Shelf and Note Purchase Agreement (the "Master Agreement") with a national insurance company (the "Purchaser").  The Purchaser also purchased Notes issued by the Company in 2004.  The Master Agreement provides for a $200.0 million private uncommitted “shelf” facility for the issuance of senior unsecured notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten (10) years, as the parties may determine.  The Master Agreement includes various covenants, limitations and events of default similar to the Notes issued in 2004.  The initial issuance of notes under the Master Facility Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.66% per annum.

Also on December 22, 2006, the Company entered into a Second Amendment to Amended and Restated Revolving and Term Loan Agreement (the "Second Term Amendment") and a Third Amendment to Revolving Loan Agreement (the "Third Revolving Amendment") with a national banking institution, amending the existing Amended and Restated Revolving and Term Loan Agreement dated January 3, 2001 (the "Term Agreement") and the existing Revolving Loan Agreement dated September 29, 2003, as amended (the "Revolving Agreement"), respectively. The amendments provided covenant exceptions for the notes issued or to be issued under the Master Agreement, and relaxed or deleted certain other covenants. In the case of the Third Revolving Amendment, the lending commitment was reduced from $75.0 million to $20.0 million, the maturity date was extended from September 30, 2008 to December 20, 2011, and the applicable margins for advances and the availability fee were reduced.  Based on the Company's funded debt to EBITDA ratio, the applicable margin for Eurodollar advances changed from a range of 0.625% to 01.625% to a range of 0.450% to 0.875%.  The applicable margin for base rate advances changed from a range of 0.00% to 0.125% to the Prime Rate less 1.000%.  The availability fee changed from a range of 0.175% to 0.250% to a range of 0.100% to 0.200%. The 90-day London Interbank Offering Rate (“LIBOR”) was 5.36% and 4.53% as of December 31, 2006 and 2005, respectively. There were no borrowings against this facility at December 31, 2006 or 2005.

In January 2001, Brown & Brown entered into a $90.0 million unsecured seven-year term loan agreement with a national banking institution, bearing an interest rate based upon the 30-, 60- or 90-day LIBOR plus 0.50% to 1.00%, depending upon Brown & Brown’s quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization and non-cash stock grant compensation. The 90-day LIBOR was 5.36% and 4.53% as of December 31, 2006 and 2005, respectively. The loan was fully funded on January 3, 2001 and as of December 31, 2006 had an outstanding balance of $12,857,000. This loan is to be repaid in equal quarterly installments of $3,200,000 through December 2007.

All four of these credit agreements require Brown & Brown to maintain certain financial ratios and comply with certain other covenants. Brown & Brown was in compliance with all such covenants as of December 31, 2006 and 2005.

To hedge the risk of increasing interest rates from January 2, 2002 through the remaining six years of its seven-year $90 million term loan, Brown & Brown entered into an interest rate swap agreement that effectively converted the floating rate LIBOR-based interest payments to fixed interest rate payments at 4.53%. This agreement did not affect the required 0.50% to 1.00% credit risk spread portion of the term loan. In accordance with SFAS No. 133, as amended, the fair value of the interest rate swap of approximately $37,000, net of related income taxes of approximately $22,000, was recorded in other assets as of December 31, 2006, and $36,000, net of related income taxes of approximately $22,000, was recorded in other assets as of December 31, 2005; with the related change in fair value reflected as other comprehensive income. Brown & Brown has designated and assessed the derivative as a highly effective cash flow hedge.

Acquisition notes payable represent debt incurred to former owners of certain insurance operations acquired by Brown & Brown. These notes and future contingent payments are payable in monthly, quarterly and annual installments through April 2011, including interest in the range from 0.0% to 8.05%.

Interest paid in 2006, 2005 and 2004 was $14,136,000, $13,726,000 and $2,773,000, respectively.

At December 31, 2006, maturities of long-term debt were $18,082,000 in 2007, $889,000 in 2008, $147,000 in 2009, $157,000 in 2010, $100,059,000 in 2011 and $125,000,000 in 2012 and beyond.

NOTE 9 • Income Taxes

Significant components of the provision (benefit) for income taxes for the years ended December 31 are as follows:

(in thousands)	2006	2005	2004
Current:
Federal	$83,792	$72,550	$59,478
State	12,419	10,387	9,788
Total current provision	96,211	82,937	69,266
Deferred:
Federal	9,139	8,547	6,967
State	2,341	2,095	1,873
Total deferred provision	11,480	10,642	8,840
Total tax provision	$107,691	$93,579	$78,106

A reconciliation of the differences between the effective tax rate and the federal statutory tax rate for the years ended December 31 is as follows:

	2006	2005	2004
Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.4	3.3	3.7
State income tax credits	-	-	(0.5)
Non-deductible employee stock purchase plan expense	0.4	-	-
Interest exempt from taxation and dividend exclusion	(0.3)	(0.2)	(0.2)
Other, net	-	0.2	(0.3)
Effective tax rate	38.5%	38.3%	37.7%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the corresponding amounts used for income tax reporting purposes.

Significant components of Brown & Brown’s deferred tax liabilities and assets as of December 31 are as follows:

(in thousands)	2006	2005
Deferred tax liabilities:
Fixed assets	$3,051	$3,454
Net unrealized holding gain of available-for-sale securities	5,337	2,584
Prepaid insurance and pension	2,516	2,219
Net gain on cash-flow hedging derivative	22	22
Intangible assets	51,127	37,379
Total deferred tax liabilities	62,053	45,658
Deferred tax assets:
Deferred compensation	5,886	4,984
Accruals and reserves	6,310	4,973
Net operating loss carryforwards	634	537
Valuation allowance for deferred tax assets	(498)	(325)
Total deferred tax assets	12,332	10,169
Net deferred tax liability	$49,721	$35,489

Income taxes paid in 2006, 2005 and 2004 were $102,761,000, $77,143,000, and $72,904,000, respectively.

At December 31, 2006, Brown & Brown had a net operating loss carryforwards of $463,000 and $18,466,000 for federal and state income tax reporting purposes, respectively, portions of which expire in the years 2007 through 2021. The federal carryforward was derived from insurance operations acquired by Brown & Brown in 2001 and 1998. The state carryforward is derived from the operating results of certain profit centers.

NOTE 10 • Employee Savings Plan

Brown & Brown has an Employee Savings Plan (401(k)) under which substantially all employees with more than 30 days of service are eligible to participate. Under this plan, Brown & Brown makes matching contributions, subject to a maximum of 2.5% of each participant’s salary. Further, Brown & Brown provides for a discretionary profit-sharing contribution for all eligible employees. Brown & Brown’s contributions to the plan totaled $7,585,000 in 2006, $7,762,000 in 2005 and $6,569,000 in 2004.

NOTE 11 • Stock-Based Compensation

Performance Stock Plan

Brown & Brown has adopted and the shareholders have approved a performance stock plan, under which up to 14,400,000 shares of Brown & Brown’s stock (Performance Stock, also referred to as PSP) may be granted to key employees contingent on the employees’ future years of service with Brown & Brown and other criteria established by the Compensation Committee of Brown & Brown’s Board of Directors. Before participants take full title to Performance Stock, two vesting conditions must be met. Of the grants currently outstanding, specified portions will satisfy the first condition for vesting based on increases in the 20-trading-day average stock price of Brown & Brown’s common stock from the initial grant price specified by Brown & Brown. Performance Stock that has satisfied the first vesting condition is considered to be “awarded shares.” Awarded shares are included as issued and outstanding common stock shares and are included in the calculation of basic and diluted earnings per share. Dividends are paid on awarded shares and participants may exercise voting privileges on such shares. Awarded shares satisfy the second condition for vesting on the earlier of: (i) 15 years of continuous employment with Brown & Brown from the date shares are granted to the participants; (ii) attainment of age 64; or (iii) death or disability of the participant. At December 31, 2006, 6,217,830 shares had been granted under the plan at initial stock prices ranging from $1.90 to $30.55. As of December 31, 2006, 5,036,170 shares had met the first condition for vesting and had been awarded, and 526,312 shares had satisfied both conditions for vesting and had been distributed to the participants.

The Company uses a path-depended lattice model to estimate the fair value of PSP grants on the grant-date under SFAS 123R. A summary of PSP activity for the year ended December 31, 2006 is as follows:

	Weighted- Average Grant Date Fair Value	Granted Shares	Awarded Shares	Shares Not Yet Awarded
Outstanding at January 1, 2006	$5.21	5,851,682	5,125,304	726,378
Granted	$18.48	262,260	868	261,392
Awarded	$11.99	—	291,035	(291,035)
Vested	$6.43	(28,696)	(28,696)	—
Forfeited	$5.93	(393,728)	(352,341)	(41,387)
Outstanding at December 31, 2006	$5.92	5,691,518	5,036,170	655,348

The weighted average grant-date fair value of PSP grants for years ended December 31, 2006, 2005 and 2004 was $18.48, $14.39 and $11.31, respectively. The total fair market value of PSP grants that vested during each of the years ended December 31, 2006, 2005 and 2004 was $862,000, $1,581,000 and $914,000, respectively.

 Employee Stock Purchase Plan

 The Company has a shareholder-approved Employee Stock Purchase Plan (“ESPP”) with a total of 12,000,000 authorized shares and 5,027,183 available for future subscriptions. Employees of the Company who regularly work more than 20 hours per week are eligible to participate in the plan. Participants, through payroll deductions, may subscribe to purchase Company stock up to 10% of their compensation, to a maximum of $25,000, during each annual subscription period (August 1st to the following July 31st) at a cost of 85% of the lower of the stock price as of the beginning or ending of the stock subscription period. For the plan year ended July 31, 2006, 2005 and 2004, the Company issued 571,601, 521,948 and 546,344 shares of common stock in the month of August 2006, 2005 and 2004, respectively. These shares were issued at an aggregate purchase price of $10,557,000 or $18.47 per share in 2006, $9,208,000 or $17.64 per share in 2005 and $7,256,000 or $13.28 per share in 2004. For the five months ended December 31, 2006, 2005 and 2004 of the 2006-2007, 2005-2006 and 2004-2005 plan years, 191,140, 241,668 and 218,515 shares of common stock (from authorized but unissued shares), respectively, were subscribed to by participants for proceeds of approximately $4,817,000 $4,464,000 and $4,036,000, respectively.

Incentive Stock Option Plan

On April 21, 2000, Brown & Brown adopted and the shareholders have approved a qualified incentive stock option plan that provides for the granting of stock options to certain key employees for up to 4,800,000 shares of common stock. The objective of this plan is to provide additional performance incentives to grow Brown & Brown’s pre-tax income in excess of 15% annually. The options are granted at the most recent trading day’s closing market price, and vest over a one-to-10-year period, with a potential acceleration of the vesting period to three to six years based upon achievement of certain performance goals. All of the options expire 10 years after the grant date.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options on the grant-date under SFAS 123R, which is the same valuation technique previously used for pro forma disclosures under SFAS 123. The Company did not grant any options during the year ended December 31, 2006, but did grant 12,000 shares during the year ended December 31, 2005. The weighted average fair value of the incentive stock options granted during 2005 estimated on the date of grant, using the Black-Scholes option-pricing model, was $8.51 per share. The fair value of these options granted was estimated on the date of grant using the following assumptions: dividend yield of 0.86%; expected volatility of 35.0%; risk-free interest rate of 4.5%; and an expected life of 6 years.

The risk-free interest rate is based upon the U.S. Treasury yield curve on the date of grant with a remaining term approximating the expected term of the option granted. The expected term of the options granted is derived from historical data; grantees are divided into two groups based upon expected exercise behavior and are considered separately for valuation purposes. The expected volatility is based upon the historical volatility of the Company’s common stock over the period of time equivalent to the expected term of the options granted. The dividend yield is based upon the Company’s best estimate of future dividend yield.

A summary of stock option activity for the years ended December 31, 2006, 2005 and 2004 is as follows:

Stock Options	Shares Under option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2004	2,227,276	$10.18
Granted	—	$—
Exercised	(154,248)	$4.96
Forfeited	—	$—
Expired	—	$—
Outstanding at December 31, 2004	2,073,028	$10.56	6.9	$36,580
Granted	12,000	$22.06
Exercised	(68,040)	$4.84
Forfeited	—	$—
Expired	—	$—
Outstanding at December 31, 2005	2,016,988	$10.83	5.9	$35,064
Granted	—	$—
Exercised	(123,213)	$6.11
Forfeited	(8,000)	$15.78
Expired	—	$—
Outstanding at December 31, 2006	1,885,775	$11.11	4.9	$32,241

Exercisable at December 31, 2006	1,185,067	$8.29	4.2	$23,607
Exercisable at December 31, 2005	783,672	$4.88	5.2	$18,281
Exercisable at December 31, 2004	698,312	$4.86	6.2	$16,304

The following table summarizes information about stock options outstanding at December 31, 2006:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.84	810,444	3.3	$4.84	810,444	$4.84
$14.20	4,000	4.8	$14.20	4,000	$14.20
$15.78	1,059,331	6.2	$15.78	370,623	$15.78
$22.06	12,000	8.0	$22.06	-	-
	1,885,775	5.0	$11.11	1,185,067	$8.29

 The weighted average grant-date fair value of stock options granted during the year ended December 31, 2006, 2005 and 2004 was $0.00, $8.51 and $0.00, respectively. The total intrinsic value of options exercised, determined as of the date of exercise, during the years ended December 31, 2006, 2005 and 2004 was $2,865,000, $1,381,000 and $2,234,000, respectively. The total intrinsic value is calculated as the difference between the exercise price of all underlying awards and the quoted market price of the Company’s stock for all in-the-money stock options at December 31, 2006, 2005 and 2004.

There were 1,545,996 option shares available for future grant under this plan as of December 31, 2006.

Summary of Non-Cash Stock-Based Compensation Expense

The non-cash stock-based compensation expense for the years ended December 31, is as follows:

(in thousands)	2006	2005	2004
Employee Stock Purchase Plan	$3,049	$-	$-
Performance Stock Plan	1,874	3,337	2,625
Incentive Stock Option Plan	493	-	-
	$5,416	$3,337	$2,625

 Summary of Unrecognized Compensation Expense

As of December 31, 2006, there was approximately $19.8 million of unrecognized compensation expense related to all non-vested share-based compensation arrangements granted under the Company’s stock-based compensation plans. That expense is expected to be recognized over a weighted-average period of 9.2 years.

NOTE 12 • Supplemental Disclosures of Cash Flow Information

Brown & Brown’s significant non-cash investing and financing activities for the years ended December 31 are summarized as follows:

(in thousands)	2006	2005	2004
Unrealized holding gain (loss) on available-for-sale securities, net of tax benefit of $2,752 for 2006; net of tax benefit of $300 for 2005; and net of tax benefit of $530 for 2004	$4,697	$(512)	$(649)
Net gain on cash-flow hedging derivative, net of tax effect of $0 for 2006, net of tax effect of $289 for 2005; and net of tax effect of $557 for 2004	$1	$491	$889
Notes payable issued or assumed for purchased customer accounts	$36,957	$42,843	$1,976
Notes received on the sale of fixed assets and customer accounts	$2,715	$1,855	$6,024
Common stock issued for acquisitions accounted for under the purchase method of accounting	$-	$-	$6,244

NOTE 13 • Commitments and Contingencies

Operating Leases

Brown & Brown leases facilities and certain items of office equipment under noncancelable operating lease arrangements expiring on various dates through 2017. The facility leases generally contain renewal options and escalation clauses based upon increases in the lessors’ operating expenses and other charges. Brown & Brown anticipates that most of these leases will be renewed or replaced upon expiration. At December 31, 2006, the aggregate future minimum lease payments under all noncancelable lease agreements were as follows:

(in thousands)
2007	$20,955
2008	18,472
2009	15,129
2010	11,471
2011	6,868
Thereafter	9,398
Total minimum future lease payments	$82,293

Rental expense in 2006, 2005 and 2004 for operating leases totaled $30,338,000, $28,926,000 and $24,595,000, respectively.

Legal Proceedings

Antitrust Actions and Related Matters

As disclosed in prior years, Brown & Brown, Inc. is one of more than ten insurance intermediaries named together with a number of insurance companies as defendants in putative class action lawsuits purporting to be brought on behalf of policyholders. Brown & Brown, Inc. initially became a defendant in certain of those actions in October and December of 2004. In February 2005, the Judicial Panel on Multi-District Litigation consolidated these cases, together with other putative class action lawsuits in which Brown & Brown, Inc. was not named as a party, to a single jurisdiction, the United States District Court, District of New Jersey, for pre-trial purposes. One of the consolidated actions, In Re: Employee-Benefits Insurance Antitrust Litigation, concerns employee benefits insurance and the other, styled In Re: Insurance Brokerage Antitrust Litigation, involves other lines of insurance. These two consolidated actions are collectively referred to in this report as the "Antitrust Actions." The complaints refer to an action, since settled, that was filed against Marsh & McLennan Companies, Inc. (“Marsh & McLennan”), the largest insurance broker in the world, by the New York State Attorney General in October 2004, and allege various improprieties and unlawful acts by the various defendants in the pricing and placement of insurance, including alleged manipulation of the insurance market by, among other things: “bid rigging” and “steering” clients to particular insurers based on considerations other than the clients’ interests; alleged entry into unlawful tying arrangements pursuant to which the placement of primary insurance contracts was conditioned upon commitments to place reinsurance through a particular broker; and alleged failure to disclose contingent commission and other allegedly improper compensation and fee arrangements. The plaintiffs in the Antitrust Actions assert a number of causes of action, including violations of the federal antitrust laws, multiple state antitrust and unfair and deceptive practices statutes, and the federal anti-racketeering (RICO) statute, as well as breach of fiduciary duty, misrepresentation, conspiracy, aiding and abetting, and unjust enrichment, and seek injunctive and declaratory relief as well as unspecified damages, including treble and punitive damages, and attorneys’ fees and costs. Brown & Brown, Inc. disputes the allegations and is vigorously defending itself in the Antitrust Actions.

Related Governmental Investigations

Since the New York State Attorney General filed the lawsuit referenced above against Marsh & McLennan in October 2004, governmental agencies in a number of states have looked or are looking into issues related to compensation practices in the insurance industry, and the Company has received and responded to written and oral requests for information and/or subpoenas seeking information related to this topic. To date, requests for information and/or subpoenas have been received from governmental agencies such as attorneys general or departments of insurance in the following states: Arkansas (Department of Insurance), Arizona (Department of Insurance), California (Department of Insurance), Connecticut (Office of Attorney General), Florida (Office of Attorney General, Department of Financial Services, and Office of Insurance Regulation), Illinois (Office of Attorney General), Nevada (Department of Business & Industry, Division of Insurance), New Hampshire (Department of Insurance), New Jersey (Department of Banking and Insurance), New York (Office of Attorney General), North Carolina (Department of Insurance and Department of Justice), Oklahoma (Department of Insurance), Pennsylvania (Department of Insurance), South Carolina (Department of Insurance), Texas (Department of Insurance), Vermont (Department of Banking, Insurance, Securities & Healthcare Administration), Virginia (State Corporation Commission, Bureau of Insurance, Agent Regulation & Administration Division), Washington (Office of Insurance Commissioner) and West Virginia (Office of Attorney General). Agencies in Arizona, Virginia and Washington have concluded their respective investigations of subsidiaries of Brown & Brown, Inc. based in those states with no further action as to these entities.  On December 8, 2006, Brown & Brown reached a settlement with the Florida government agencies identified above which terminated the joint investigation of those agencies with respect to Brown & Brown, Inc. and its subsidiaries. The settlement involved no finding of wrongdoing, no fines or penalties and no prohibition of profit-sharing compensation. Pursuant to the terms of the settlement, Brown & Brown, Inc. agreed to pay $1,800,000 to the investigating agencies to be distributed to Florida governmental entity policyholders of the Company plus $1,000,000 in attorneys’ fees and costs associated with the investigation. Additionally, a Brown & Brown, Inc. subsidiary, Program Management Services Inc., doing business as Public Risk Underwriters®, agreed to pay $3,000,000 to the investigating agencies for distribution to a local government self-insurance fund. The affirmative obligations imposed under the settlement include continued enhanced disclosures to Florida policyholders concerning compensation received by Brown & Brown, Inc. and its subsidiaries .

 Some of the other insurance intermediaries and insurance companies that have been subject to governmental investigations and/or lawsuits arising out of these matters have chosen to settle some such matters. Such settlements have involved the payment of substantial sums, as well as agreements to change business practices, including agreeing to no longer pay or accept profit-sharing contingent commissions. Some of the other insurance intermediaries and insurance companies have entered into agreements with governmental agencies and in the Antitrust Actions, which collectively involve payments by these intermediaries to agencies and to certain of their clients totaling in excess of $1 billion. Many of these settlement agreements provided that the settling insurance intermediaries would discontinue acceptance of any contingency compensation.

As previously disclosed in our public filings, offices of the Company are party to contingent commission agreements with certain insurance companies, including agreements providing for potential payment of revenue-sharing commissions by insurance companies based primarily on the overall profitability of the aggregate business written with that insurance company, and/or additional factors such as retention ratios and overall volume of business that an office or offices place with the insurance company. Additionally, to a lesser extent, some offices of the Company are party to override commission agreements with certain insurance companies, and these agreements provide for commission rates in excess of standard commission rates to be applied to specific lines of business, such as group health business, based primarily on the overall volume of such business that the office or offices in question place with the insurance company. The Company has not chosen to discontinue receiving profit-sharing contingent commissions or override commissions.

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

The Company cannot currently predict the impact or resolution of the Antitrust Actions, the shareholder demand or the various governmental inquiries or lawsuits and thus cannot reasonably estimate a range of possible loss, which could be material, or whether the resolution of these matters may harm the Company’s business and/or lead to a decrease in or elimination of profit-sharing contingent commissions and override commissions, which could have a material adverse impact on the Company’s consolidated financial condition.

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

NOTE 14• Business Concentrations

A significant portion of business written by Brown & Brown is for customers located in California, Florida, Georgia, Michigan, New Jersey, New York, Pennsylvania and Washington. Accordingly, the occurrence of adverse economic conditions, an adverse regulatory climate, or a disaster in any of these states could have a material adverse effect on Brown & Brown’s business, although no such conditions have been encountered in the past.

For the year ended December 31, 2006, approximately 5.3% and 4.9% of Brown & Brown’s total revenues were derived from insurance policies underwritten by two separate insurance companies, respectively. For the year ended December 31, 2005, approximately 8.0% and 5.4% of Brown & Brown’s total revenues were derived from insurance policies underwritten by the same two separate insurance companies, respectively Should these insurance companies seek to terminate its arrangement with Brown & Brown, the Company believes that other insurance companies are available to underwrite the business, although some additional expense and loss of market share could possibly result. No other insurance company accounts for 5% or more of Brown & Brown’s total revenues.

NOTE 15 • Quarterly Operating Results (Unaudited)

Quarterly operating results for 2006 and 2005 were as follows:

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
Total revenues	$230,582	$220,807	$211,965	$214,650
Total expenses	$149,146	$149,840	$146,400	$152,577
Income before income taxes	$81,436	$70,967	$65,565	$62,073
Net income	$50,026	$44,431	$40,270	$37,623
Net income per share:
Basic	$0.36	$0.32	$0.29	$0.27
Diluted	$0.36	$0.32	$0.29	$0.27

2005
Total revenues	$202,374	$195,931	$190,645	$196,857
Total expenses	$131,861	$135,463	$134,956	$139,397
Income before income taxes	$70,513	$60,468	$55,689	$57,460
Net income	$43,018	$37,033	$34,783	$35,717
Net income per share:
Basic	$0.31	$0.27	$0.25	$0.26
Diluted	$0.31	$0.27	$0.25	$0.25

Quarterly financial information is affected by seasonal variations. The timing of profit-sharing contingent commissions, policy renewals and acquisitions may cause revenues, expenses and net income to vary significantly between quarters.

NOTE 16• Segment Information

Brown & Brown’s business is divided into four reportable segments: the Retail Division, which provides a broad range of insurance products and services to commercial, governmental, professional and individual customers; the National Programs Division, which is comprised of two units - Professional Programs, which provides professional liability and related package products for certain professionals delivered through nationwide networks of independent agents, and Special Programs, which markets targeted products and services designated for specific industries, trade groups, public and quasi-public entities, and market niches; the Wholesale Brokerage Division, which markets and sells excess and surplus commercial and personal lines insurance, and reinsurance, primarily through independent agents and brokers; and the Services Division, which provides insurance-related services, including third-party administration, consulting for the workers’ compensation and employee benefit self-insurance markets, managed healthcare services and Medicare set-aside services. Brown & Brown conducts all of its operations within the United States of America.

The accounting policies of the reportable segments are the same as those described in Note 1. Brown & Brown evaluates the performance of its segments based upon revenues and income before income taxes. Inter-segment revenues are eliminated.

  Summarized financial information concerning Brown & Brown’s reportable segments is shown in the following table. The “Other” column includes any income and expenses not allocated to reportable segments and corporate-related items, including the inter-company interest expense charge to the reporting segment.

	Year Ended December 31, 2006
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$517,989	$157,448	$163,346	$32,606	$6,615	$878,004
Investment income	139	432	4,017	45	6,846	11,479
Amortization	19,305	8,718	8,087	343	45	36,498
Depreciation	5,621	2,387	2,075	533	693	11,309
Interest expense	18,903	10,554	18,759	440	(35,299)	13,357
Income before income taxes	145,749	48,560	26,865	7,963	50,904	280,041
Total assets	1,103,107	544,272	618,374	32,554	(490,355)	1,807,952
Capital expenditures	5,952	3,750	2,085	588	2,604	14,979

	Year Ended December 31, 2005
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$491,202	$133,930	$127,113	$27,517	$6,045	$785,807
Investment income	159	367	1,599	-	4,453	6,578
Amortization	19,368	8,103	5,672	43	59	33,245
Depreciation	5,641	1,998	1,285	435	702	10,061
Interest expense	20,927	10,433	12,446	4	(29,341)	14,469
Income before income taxes	128,881	38,385	28,306	6,992	41,566	244,130
Total assets	1,002,781	445,146	476,653	18,766	(334,686)	1,608,660
Capital expenditures	6,186	3,067	1,969	350	1,854	13,426

	Year Ended December 31, 2004
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$461,348	$112,092	$41,603	$26,809	$5,082	$646,934
Investment income	567	139	-	-	2,009	2,715
Amortization	15,314	5,882	757	36	157	22,146
Depreciation	5,734	1,583	508	387	698	8,910
Interest expense	21,846	8,603	1,319	69	(24,681)	7,156
Income before income taxes	113,637	33,930	11,337	6,375	41,670	206,949
Total assets	843,823	359,551	128,699	13,760	(96,316)	1,249,517
Capital expenditures	5,568	2,693	694	788	409	10,152

NOTE 17• Subsequent Events

From January 1, 2007 through March 1, 2007, Brown & Brown acquired the assets and assumed certain liabilities of five insurance intermediaries, a book of business and the outstanding stock of two general insurance agency. The aggregate purchase price of these acquisitions was $47,569,000, including $40,818,000 of net cash payments, the issuance of $3,869,000 in notes payable and the assumption of $2,882,000 of liabilities. All of these acquisitions were acquired primarily to expand Brown & Brown’s core businesses and to attract and obtain high-quality individuals. Acquisition purchase prices are based primarily on a multiple of average annual operating profits earned over a one- to four-year period within a minimum and maximum price range. The initial asset allocation of an acquisition is based on the minimum purchase price, and any subsequent earn-out payment is allocated to goodwill.

As of December 31, 2006, the value of the Rock-Tenn Company investment was $15,181,000. In late January 2007, the stock of Rock-Tenn began trading in excess of $32.00 per share and the Board of Directors authorized the sale of 275,000 shares. We realized a gain of $8,840,000 in excess of our original cost basis. As of February 23, 2007, we have remaining 284,970 share of Rock-Tenn at a value of $9,891,000. We may sell these remaining shares in 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Brown & Brown, Inc.
Daytona Beach, Florida

We have audited the accompanying consolidated balance sheets of Brown & Brown, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Certified Public Accountants
Jacksonville, Florida
March 1, 2007

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

In conducting Brown & Brown’s evaluation of this effectiveness of its internal control over financial reporting, Brown & Brown has excluded the following acquisitions completed by Brown & Brown during 2006: Axiom Intermediaries, NuQuest Resources, Inc. and Bridge Pointe, Inc., Ideal Insurance Agency, Inc., Monarch Management Corporation and Texas Monarch Management Corporation, Delaware Valley Underwriting Agency, Inc. et al., and ProTexn, Inc. and Best Practices Insurance Agency, Inc. Collectively, these acquisitions represented 8.5% of total assets as of December 31, 2006, 2.5% of total revenue and 1.3% of net income for the year ended. Refer to Note 2 to the Consolidated Financial Statements for further discussion of these acquisitions and their impact on Brown & Brown’s Consolidated Financial Statements.

Based on Brown & Brown’s evaluation under the framework in Internal Control - Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2006. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Brown & Brown, Inc.
Daytona Beach, Florida
March 1, 2007

/s/ J. Hyatt Brown	/s/ Cory T. Walker

J. Hyatt Brown	Cory T. Walker
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Brown & Brown, Inc.
Daytona Beach, Florida

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting that Brown & Brown, Inc. and its subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Axiom Intermediaries, NuQuest Resources, Inc. and Bridge Pointe, Inc., Ideal Insurance Agency, Inc., Monarch Management Corporation and Texas Monarch Management Corporation, Delaware Valley Underwriting Agency, Inc. et al., and ProTexn, Inc. and Best Practices Insurance Agency, Inc. (collectively the “2006 Excluded Acquisitions”), which were acquired during 2006 and whose financial statements constitute 8.5% of total assets, 2.5% of revenues and 1.3% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2006. Accordingly, our audit did not include the internal control over financial reporting at the 2006 Excluded Acquisitions. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated March 1, 2007, expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Certified Public Accountants
Jacksonville, Florida
March 1, 2007

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no changes in or disagreements with accountants on accounting and financial disclosure in 2006.

ITEM 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation (the “Evaluation”) required by Rules 13a-15 and 15d-15 under the Exchange Act of 1934 (the “Exchange Act”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls provide reasonable assurance that the Disclosure Controls, as described in this Item 9A, are effective in alerting them timely to material information required to be included in our periodic SEC reports.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, those controls.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Management's Annual Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Internal Controls over Financial Reporting are set forth in Part II, Item 8 of this Annual Report on Form 10-K and are included herein by reference.

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item regarding directors and executive officers is incorporated herein by reference to our definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Shareholders to be held in 2007 (the “2007 Proxy Statement”) under the headings “Management” and "Section 16(a) Beneficial Ownership Reporting.” We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, and controller. A copy of our Code of Ethics for Chief Executive Officer and Senior Financial Officers and a copy of our Code of Business Conduct and Ethics applicable to all employees are posted on our Internet website, at www.bbinsurance.com, and are also available upon written request. Requests for copies of our Code of Ethics should be directed in writing to Investor Relations, Brown & Brown, Inc., 220 South Ridgewood Avenue, Daytona Beach, Florida 32114, or by telephone to (352) 732-6522.

ITEM 11.	Executive Compensation.

The information required by this item is incorporated herein by reference to the 2007 Proxy Statement under the heading “Executive Compensation.”

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the 2007 Proxy Statement under the heading “Security Ownership of Management and Certain Beneficial Owners.”

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the 2007 Proxy Statement under the heading “Management — Certain Relationships and Related Transactions."

ITEM 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to the 2007 Proxy Statement under the heading “Fees Paid to Deloitte & Touche LLP.”

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

10.1(a)
Lease of the Registrant for office space at 220 South Ridgewood Avenue, Daytona Beach, Florida dated August 15, 1987 (incorporated by reference to Exhibit 10a(3) to Form 10-K for the year ended December 31, 1993), as amended by Letter Agreement dated June 26, 1995; First Amendment to Lease dated August 2, 1999; Second Amendment to Lease dated December 11, 2001; Third Amendment to Lease dated August 8, 2002; and Fourth Amendment to Lease dated October 26, 2004 (incorporated by reference to Exhibit 10.2(a) to Form 10-K for the year ended December 31, 2005).

10.1(b)
Lease Agreement for office space at 3101 W. Martin Luther King, Jr. Blvd., Tampa, Florida, dated July 1, 2004 and effective May 9, 2005, between Highwoods/Florida Holdings, L.P., as landlord and the Registrant, as tenant (incorporated by reference to Exhibit 10.2(ba) to Form 10-K for the year ended December 31, 2005).

10.1(c)
Lease Agreement for office space at Riedman Tower, Rochester, New York, dated January 3, 2001, between Riedman Corporation, as landlord, and the Registrant, as tenant (incorporated by reference to Exhibit 10b(3) to Form 10-K for the year ended December 31, 2001), and Lease for same office space at Riedman Tower, Rochester, New York, dated December 31, 2005, between Riedman Corporation, as landlord, and a subsidiary of the Registrant, as tenant (incorporated by reference to Exhibit 10.2(c) to Form 10-K for the year ended December 31, 2005).

10.2
Indemnity Agreement dated January 1, 1979, among the Registrant, Whiting National Management, Inc., and Pennsylvania Manufacturers’ Association Insurance Company (incorporated by reference to Exhibit 10g to Registration Statement No. 33-58090 on Form S-4).

10.3
Agency Agreement dated January 1, 1979 among the Registrant, Whiting National Management, Inc., and Pennsylvania Manufacturers’ Association Insurance Company (incorporated by reference to Exhibit 10h to Registration Statement No. 33-58090 on Form S-4).

	10.4	Employment Agreement, dated as of July 29, 1999, between the Registrant and J. Hyatt Brown (incorporated by reference to Exhibit 10f to Form 10-K for the year ended December 31, 1999).

	10.5	Portions of Employment Agreement, dated April 28, 1993 between the Registrant and Jim W. Henderson (incorporated by reference to Exhibit 10m to Form 10-K for the year ended December 31, 1993).

	10.6(a)	Registrant’s 2000 Incentive Stock Option Plan (incorporated by reference to Exhibit 4 to Registration Statement No. 333-43018 on Form S-8 filed on August 3, 2000).

	10.6(b)	Registrant’s Stock Performance Plan (incorporated by reference to Exhibit 4 to Registration Statement No. 333-14925 on Form S-8 filed on October 28, 1996).

10.7
International Swap Dealers Association, Inc. Master Agreement dated as of December 5, 2001 between SunTrust Bank and the Registrant and letter agreement dated December 6, 2001, regarding confirmation of interest rate transaction (incorporated by reference to Exhibit 10p to Form 10-K for the year ended December 31, 2001).

10.8
Note Purchase Agreement, dated as of July 15, 2004, among the Company and the listed Purchasers of the 5.57% Series A Senior Notes due September 15, 2011 and 6.08% Series B Senior Notes due July 15, 2014. (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended June 30, 2004).

10.9
First Amendment to Amended and Restated Revolving and Term Loan Agreement dated and effective July 15, 2004, by and between Brown & Brown, Inc. and SunTrust Bank (incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarter ended June 30, 2004).

10.10
Second Amendment to Revolving Loan Agreement dated and effective July 15, 2004, by and between Brown & Brown, Inc. and SunTrust Bank (incorporated by reference to Exhibit 4.3 to Form 10-Q for the quarter ended June 30, 2004).

10.11
 Revolving Loan Agreement Dated as of September 29, 2003, By and Among Brown & Brown, Inc. and SunTrust Bank (incorporated by reference to Exhibit 10a on Form 10-Q for the quarter ended September 30, 2003).

10.12
Amended and Restated Revolving and Term Loan Agreement dated January 3, 2001 by and between the Registrant and SunTrust Bank (incorporated by reference to Exhibit 4a to Form 10-K for the year ended December 31, 2000).

10.13	Extension of the Term Loan Agreement between the Registrant and SunTrust Bank (incorporated by reference to Exhibit 10b to Form 10-Q for the quarter ended September 30, 2000).

10.14
Master Shelf and Note Purchase Agreement Dated as of December 22, 2006, by and among Brown & Brown, Inc., and Prudential Investment Management, Inc. and certain Prudential affiliates as purchasers of the 5.66% Series C Senior Notes due December 22, 2016.

10.15	Second Amendment to Amended and Restated Revolving and Term Loan Agreement dated as of December 22, 2006, by and between Brown & Brown, Inc. and SunTrust Bank.

10.16	Third Amendment to Revolving Loan Agreement dated as of December 22, 2006, by and between Brown & Brown, Inc. and SunTrust Bank.

10.17	Third Amendment to Amended and Restated Revolving and Term Loan Agreement dated as of January 30, 2007 by and between Brown & Brown, Inc. and SunTrust Bank.

10.18	Fourth Amendment to Revolving Loan Agreement dated as of January 30, 2007 by and between Brown & Brown, Inc. and SunTrust Bank.

21	Subsidiaries of the Registrant.

23	Consent of Deloitte & Touche LLP.

24	Powers of Attorney pursuant to which this Form 10-K has been signed on behalf of certain directors and officers of the Registrant.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	Section 1350 Certification by the Chief Financial Officer of the Registrant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROWN & BROWN, INC.
Registrant

Date: March 1, 2007	By:	/S/ J. Hyatt Brown
J. Hyatt Brown
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

*	Chairman of the Board and	March 1, 2007
J. Hyatt Brown	Chief Executive Officer
(Principal Executive Officer)

*	Vice Chairman and Chief Operating	March 1, 2007
Jim W. Henderson	Officer, Director

*	Sr. Vice President, Treasurer and	March 1, 2007
Cory T. Walker	Chief Financial Officer (Principal
Financial and Accounting Officer)

*	Director	March 1, 2007
Samuel P. Bell, III

*	Director	March 1, 2007
Hugh M. Brown

Director
Bradley Currey, Jr.

*	Director	March 1, 2007
Theodore J. Hoepner

*	Director	March 1, 2007
David H. Hughes

*	Director	March 1, 2007
Toni Jennings

*	Director	March 1, 2007
John R. Riedman

*	Director	March 1, 2007
Jan E. Smith

*	Director	March 1, 2007
Chilton D. Varner

*By:	/S/ LAUREL L. GRAMMIG
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

10.1(a)
Lease of the Registrant for office space at 220 South Ridgewood Avenue, Daytona Beach, Florida dated August 15, 1987 (incorporated by reference to Exhibit 10a(3) to Form 10-K for the year ended December 31, 1993), as amended by Letter Agreement dated June 26, 1995; First Amendment to Lease dated August 2, 1999; Second Amendment to Lease dated December 11, 2001; Third Amendment to Lease dated August 8, 2002; and Fourth Amendment to Lease dated October 26, 2004 (incorporated by reference to Exhibit 10.2(a) to Form 10-K for the year ended December 31, 2005).

10.1(b)
Lease Agreement for office space at 3101 W. Martin Luther King, Jr. Blvd., Tampa, Florida, dated July 1, 2004 and effective May 9, 2005, between Highwoods/Florida Holdings, L.P., as landlord and the Registrant, as tenant (incorporated by reference to Exhibit 10.2(b) to Form 10-K for the year ended December 31, 2005).

10.1(c)
Lease Agreement for office space at Riedman Tower, Rochester, New York, dated January 3, 2001, between Riedman Corporation, as landlord, and the Registrant, as tenant (incorporated by reference to Exhibit 10b(3) to Form 10-K for the year ended December 31, 2001), and Lease for same office space at Riedman Tower, Rochester, New York, dated December 31, 2005, between Riedman Corporation, as landlord, and a subsidiary of the Registrant, as tenant (incorporated by reference to Exhibit 10.2(c) to Form 10-K for the year ended December 31, 2005).

10.2
Indemnity Agreement dated January 1, 1979, among the Registrant, Whiting National Management, Inc., and Pennsylvania Manufacturers’ Association Insurance Company (incorporated by reference to Exhibit 10g to Registration Statement No. 33-58090 on Form S-4).

10.3
Agency Agreement dated January 1, 1979 among the Registrant, Whiting National Management, Inc., and Pennsylvania Manufacturers’ Association Insurance Company (incorporated by reference to Exhibit 10h to Registration Statement No. 33-58090 on Form S-4).

10.4	Employment Agreement, dated as of July 29, 1999, between the Registrant and J. Hyatt Brown (incorporated by reference to Exhibit 10f to Form 10-K for the year ended December 31, 1999).

10.5	Portions of Employment Agreement, dated April 28, 1993 between the Registrant and Jim W. Henderson (incorporated by reference to Exhibit 10m to Form 10-K for the year ended December 31, 1993).

10.6(a)	Registrant’s 2000 Incentive Stock Option Plan (incorporated by reference to Exhibit 4 to Registration Statement No. 333-43018 on Form S-8 filed on August 3, 2000).

10.6(b)	Registrant’s Stock Performance Plan (incorporated by reference to Exhibit 4 to Registration Statement No. 333-14925 on Form S-8 filed on October 28, 1996).

10.7
International Swap Dealers Association, Inc. Master Agreement dated as of December 5, 2001 between SunTrust Bank and the Registrant and letter agreement dated December 6, 2001, regarding confirmation of interest rate transaction (incorporated by reference to Exhibit 10p to Form 10-K for the year ended December 31, 2001).

10.8
Note Purchase Agreement, dated as of July 15, 2004, among the Company and the listed Purchasers of the 5.57% Series A Senior Notes due September 15, 2011 and 6.08% Series B Senior Notes due July 15, 2014. (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended June 30, 2004).

10.9
First Amendment to Amended and Restated Revolving and Term Loan Agreement dated and effective July 15, 2004, by and between Brown & Brown, Inc. and SunTrust Bank (incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarter ended June 30, 2004).

10.10
Second Amendment to Revolving Loan Agreement dated and effective July 15, 2004, by and between Brown & Brown, Inc. and SunTrust Bank (incorporated by reference to Exhibit 4.3 to Form 10-Q for the quarter ended June 30, 2004).

10.11
 Revolving Loan Agreement Dated as of September 29, 2003, By and Among Brown & Brown, Inc. and SunTrust Bank (incorporated by reference to Exhibit 10a on Form 10-Q for the quarter ended September 30, 2003).

10.12
Amended and Restated Revolving and Term Loan Agreement dated January 3, 2001 by and between the Registrant and SunTrust Bank (incorporated by reference to Exhibit 4a to Form 10-K for the year ended December 31, 2000).

10.13	Extension of the Term Loan Agreement between the Registrant and SunTrust Bank (incorporated by reference to Exhibit 10b to Form 10-Q for the quarter ended September 30, 2000).

10.14
Master Shelf and Note Purchase Agreement Dated as of December 22, 2006, by and among Brown & Brown, Inc., and Prudential Investment Management, Inc. and certain Prudential affiliates as purchasers of the 5.66% Series C Senior Notes due December 22, 2016.

10.15	Second Amendment to Amended and Restated Revolving and Term Loan Agreement dated as of December 22, 2006, by and between Brown & Brown, Inc. and SunTrust Bank.

10.16	Third Amendment to Revolving Loan Agreement dated as of December 22, 2006, by and between Brown & Brown, Inc. and SunTrust Bank.

10.17	Third Amendment to Amended and Restated Revolving and Term Loan Agreement dated as of January 30, 2007 by and between Brown & Brown, Inc. and SunTrust Bank.

10.18	Fourth Amendment to Revolving Loan Agreement dated as of January 30, 2007 by and between Brown & Brown, Inc. and SunTrust Bank.

21	Subsidiaries of the Registrant.

23	Consent of Deloitte & Touche LLP.

24	Powers of Attorney pursuant to which this Form 10-K has been signed on behalf of certain directors and officers of the Registrant.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	Section 1350 Certification by the Chief Financial Officer of the Registrant.