Form 10-Q
period 2007-03-31
BROWN & BROWN INC
filed 2007-05-10
CIK 79282

Index
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

The number of shares of the Registrant’s common stock, $.10 par value, outstanding as of May 8, 2007 was 140,402,993.

BROWN & BROWN, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
INCOME
(UNAUDITED)

	For the three months ended March 31,
(in thousands, except per share data)	2007	2006
REVENUES
Commissions and fees	$245,559	$227,915
Investment income	11,579	2,209
Other income, net	1,375	458
Total revenues	258,513	230,582

EXPENSES
Employee compensation and benefits	110,810	100,730
Non-cash stock-based compensation	1,502	2,330
Other operating expenses	31,923	30,969
Amortization	9,502	9,000
Depreciation	3,040	2,595
Interest	3,634	3,522
Total expenses	160,411	149,146
Income before income taxes	98,102	81,436
Income taxes	38,375	31,410
Net income	$59,727	$50,026
Net income per share:
Basic	$0.43	$0.36
Diluted	$0.42	$0.36
Weighted average number of common shares outstanding:
Basic	140,221	139,383
Diluted	141,194	140,823
Dividends declared per share	$0.06	$0.05

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED
BALANCE SHEETS
(UNAUDITED)
(in thousands, except per share data)

	March 31, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$101,333	$88,490
Restricted cash and investments	240,785	242,187
Short-term investments	12,345	2,909
Premiums, commissions and fees receivable	244,131	282,440
Other current assets	25,259	32,180
Total current assets	623,853	648,206
Fixed assets, net	58,059	44,170
Goodwill	725,952	684,521
Amortizable intangible assets, net	398,809	396,069
Investments	644	15,826
Other assets	20,090	19,160
Total assets	$1,827,407	$1,807,952

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Premiums payable to insurance companies	$400,296	$435,449
Premium deposits and credits due customers	32,574	33,273
Accounts payable	49,172	17,854
Accrued expenses	47,143	86,009
Current portion of long-term debt	20,594	18,082
Total current liabilities	549,779	590,667
Long-term debt	226,216	226,252
Deferred income taxes, net	53,638	49,721
Other liabilities	13,936	11,967
Shareholders’ Equity:
Common stock, par value $0.10 per share; authorized 280,000 shares; issued and outstanding 140,403 at 2007 and 140,016 at 2006	14,040	14,002
Additional paid-in capital	216,889	210,543
Retained earnings	746,980	695,656
Accumulated other comprehensive income, net of related income tax effect of $3,523 at 2007 and $5,359 at 2006	5,929	9,144
Total shareholders’ equity	983,838	929,345
Total liabilities and shareholders’ equity	$1,827,407	$1,807,952

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS
(UNAUDITED)

	For the three months ended March 31,
(in thousands)	2007	2006
Cash flows from operating activities:
Net income	$59,727	$50,026
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	9,502	9,000
Depreciation	3,040	2,595
Non-cash stock-based compensation	1,502	2,330
Deferred income taxes	1,920	(814)
Net gain on sales of investments, fixed assets and customer accounts	(9,518)	(14)
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Restricted cash and investments decrease (increase)	1,402	(26,213)
Premiums, commissions and fees receivable decrease	39,882	13,045
Other assets decrease (increase)	6,257	(489)
Premiums payable to insurance companies (decrease) increase	(36,724)	12,008
Premium deposits and credits due customers (decrease)	(699)	(6,979)
Accounts payable increase	30,998	29,015
Accrued expenses (decrease)	(39,792)	(32,952)
Other liabilities increase	1,894	1,474
Net cash provided by operating activities	69,391	52,032

Cash flows from investing activities:
Additions to fixed assets	(16,280)	(4,477)
Payments for businesses acquired, net of cash acquired	(41,672)	(59,356)
Proceeds from sales of fixed assets and customer accounts	1,351	158
Purchases of investments	(29)	(23)
Proceeds from sales of investments	9,090	12
Net cash used in investing activities	(47,540)	(63,686)

Cash flows from financing activities:
Payments on long-term debt	(5,487)	(8,657)
Borrowings on revolving credit facility	12,240	—
Payments on revolving credit facility	(12,240)	—
Income tax benefit from exercise of stock options	4,273	—
Issuances of common stock for employee stock benefit plans	609	384
Cash dividends paid	(8,403)	(6,970)
Net cash used in financing activities	(9,008)	(15,243)

Net increase (decrease) in cash and cash equivalents	12,843	(26,897)
Cash and cash equivalents at beginning of period	88,490	100,580
Cash and cash equivalents at end of period	$101,333	$73,683

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 • Nature of Operations

Brown & Brown, Inc., a Florida corporation, and its subsidiaries (collectively, Brown & Brown or the “Company”) is a diversified insurance agency, wholesale brokerage, and services organization that markets and sells to its customers insurance products and services, primarily in the property and casualty arena. Brown & Brown’s business is divided into four reportable segments: the Retail Division, which provides a broad range of insurance products and services to commercial, public and quasi-public entities, professional and individual customers; the National Programs Division, which is comprised of two units - Professional Programs, which provides professional liability and related package products for certain professionals delivered through nationwide networks of independent agents, and Special Programs, which markets targeted products and services designated for specific industries, trade groups, governmental entities and market niches; the Wholesale Brokerage Division, which markets and sells excess and surplus commercial and personal lines insurance and reinsurance, primarily through independent agents and brokers; and the Services Division, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability areas, as well as Medicare set-aside services.

NOTE 2 • Basis of Financial Reporting

The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited, condensed, consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

The following table sets forth the computation of basic net income per share and diluted net income per share:

	For the three months ended March 31,
(in thousands, except per share data)	2007	2006
Net income	$59,727	$50,026
Weighted average number of common shares outstanding	140,221	139,383
Dilutive effect of stock options using the treasury stock method	973	1,440
Weighted average number of common shares outstanding	141,194	140,823
Net income per share:
Basic	$0.43	$0.36
Diluted	$0.42	$0.36

NOTE 4 • New Accounting Pronouncements

Accounting for Uncertainty in Income Taxes - In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, the Company has adopted the provisions of FIN 48 and there was no significant effect on the financial statements.

As of January 1, 2007, the Company has provided a liability in the amount of $591,022 of unrecognized tax benefits related to various federal and state income tax matters.  Of this amount, $591,022 would impact the Company’s effective tax rate if recognized. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service (“IRS”) for the years ended December 31, 2003 through 2006. The Company and its subsidiaries state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2002 through 2006. The Company is currently under IRS examination for the tax years ended December 31, 2004 and 2005. In addition, the Company is under an audit by the Department of Revenue for the State of Florida for the tax years ended December 31, 2002 through 2005.

The Company recognizes accrued interest and penalties related to uncertain tax positions in federal and state income tax expense. As of January 1, 2007, the Company has accrued $157,787 of interest and penalties related to uncertain tax positions. This amount includes $65,600 in interest and penalties related to the adoption of FIN48 in the first quarter of 2007.

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

    In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115  (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earning. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact this standard may have on its financial position and results of operations.

NOTE 5 • Business Combinations

Acquisitions in 2007

For the three months ended March 31, 2007, Brown & Brown acquired the assets and assumed certain liabilities of seven insurance intermediaries, the stock of two insurance intermediaries and a book of business (customer accounts). The aggregate purchase price of these acquisitions was $53,433,000, including $42,652,000 of net cash payments, the issuance of $4,015,000 in notes payable and the assumption of $6,766,000 of liabilities. All of these acquisitions were acquired primarily to expand Brown & Brown’s core businesses and to attract and obtain high-quality individuals. Acquisition purchase prices are typically based on a multiple of average annual operating profits earned over a one- to three-year period within a minimum and maximum price range. The initial asset allocation of an acquisition is based on the minimum purchase price, and any subsequent earn-out payment is allocated to goodwill. Acquisitions are initially recorded at preliminary fair values. Subsequently, the Company completes the final fair value allocations and any adjustments to assets or liabilities acquired are recorded in the current period.

All of these acquisitions have been accounted for as business combinations and are as follows:

(in thousands) Name	Business Segment	2007 Date of Acquisition	Net Cash Paid	Notes Payable	Recorded Purchase Price
ALCOS, Inc.	Retail	March 1	$30,850	$3,500	$34,350
Other	Various	Various	11,802	515	12,317
Total			$42,652	$4,015	$46,667

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition:

(in thousands)	ALCOS	Other	Total
Fiduciary cash	$627	$716	$1,343
Other current assets	1,224	515	1,739
Fixed assets	720	102	822
Purchased customer accounts	7,820	4,180	13,000
Noncompete agreements	130	112	242
Goodwill	28,970	8,192	37,162
Other assets	115	10	125
Total assets acquired	39,606	13,827	53,433
Other current liabilities	(2,098)	(761)	(2,859)
Deferred income taxes	(3,083)	(749)	(3,832)
Non-current other liabilities	(75)	—	(75)
Total liabilities assumed	(5,256)	(1,510)	(6,766)
Net assets acquired	$34,350	$12,317	$46,667

 The weighted average useful lives for the above acquired amortizable intangible assets are as follows: purchased customer accounts, 15.0 years; and noncompete agreements, 5.0 years.

Goodwill of $37,162,000, of which $5,366,000 is expected to be deductible for income tax purposes, was assigned to the Retail, National Programs, Wholesale Brokerage and Services Divisions in the amounts of $4,304,000, $374,000, $241,000 and $447,000, respectively.

The results of operations for the acquisitions completed during 2007 have been combined with those of the Company since their respective acquisitions dates. If the acquisitions had occurred as of January 1, 2006, the Company’s results of operations would be as shown in the following table. These unaudited proforma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

(UNAUDITED)	For the three months ended March 31,
(in thousands, except per share data)	2007	2006

Total revenues	$262,255	$237,820
Income before income taxes	$99,088	$83,311
Net income	$60,327	$51,178
Net income per share:
Basic	$0.43	$0.37
Diluted	$0.43	$0.36

Weighted average number of common shares outstanding:
Basic	140,221	139,383
Diluted	141,194	140,823

Additional consideration paid to sellers as a result of purchase price “earn-out” provisions are recorded as adjustments to intangible assets when the contingencies are settled. The net additional consideration paid by the Company in 2007 as a result of these adjustments totaled $4,269,000, all of which was allocated to goodwill. Of the $4,269,000 net additional consideration paid, $363,000 was paid in cash, $3,886,000 was issued in notes payable and $20,000 was assumed as net liabilities. As of March 31, 2007, the maximum future contingency payments related to acquisitions totaled $202,318,000.

Acquisitions in 2006

For the three months ended March 31, 2006, Brown & Brown acquired the assets and assumed certain liabilities of three insurance intermediaries. The aggregate purchase price of these acquisitions was $72,144,000, including $61,994,000 of net cash payments, the issuance of $82,000 in notes payable and the assumption of $10,068,000 of liabilities. All of these acquisitions were acquired primarily to expand Brown & Brown’s core businesses and to attract and obtain high-quality individuals. Acquisition purchase prices are based primarily on a multiple of average annual operating profits earned over a one- to three-year period within a minimum and maximum price range. The initial asset allocation of an acquisition is based on the minimum purchase price, and any subsequent earn-out payment is allocated to goodwill. Acquisitions are initially recorded at preliminary fair values. Subsequently, the Company completes the final fair value allocations and any adjustments to assets or liabilities acquired are recorded in the current period.

All of these acquisitions have been accounted for as business combinations and are as follows:

(in thousands) Name	Business Segment	2006 Date of Acquisition	Net Cash Paid	Notes Payable	Recorded Purchase Price
Axiom Intermediaries, LLC	Brokerage	January 1	$60,292	$—	$60,292
Other	Various	Various	1,702	82	1,784
Total			$61,994	$82	$62,076

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition:

(in thousands)	Axiom	Other	Total
Fiduciary cash	$9,598	$—	$9,598
Other current assets	372	100	472
Fixed assets	435	25	460
Purchased customer accounts	17,363	858	18,221
Noncompete agreements	31	43	74
Goodwill	42,478	768	43,246
Other assets	73	—	73
Total assets acquired	70,350	1,794	72,144
Other current liabilities	(10,058)	(10)	(10,068)
Total liabilities assumed	(10,058)	(10)	(10,068)
Net assets acquired	$60,292	$1,784	$62,076

 The weighted average useful lives for the above acquired amortizable intangible assets are as follows: purchased customer accounts, 15.0 years; and noncompete agreements, 5.0 years.

Goodwill of $43,246,000, all of which is expected to be deductible for income tax purposes, was assigned to the Retail and Wholesale Brokerage Divisions in the amounts of $768,000, and $42,478,000, respectively.

The results of operations for the acquisitions completed during 2006 have been combined with those of the Company since their respective acquisitions dates. If the acquisitions had occurred as of January 1, 2006, the Company’s results of operations would be as shown in the following table. These unaudited proforma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective period:

(UNAUDITED)	For the three months ended March 31,
(in thousands, except per share data)	2006

Total revenues	$230,687
Income before income taxes	$81,461
Net income	$50,041
Net income per share:
Basic	$0.36
Diluted	$0.36

Weighted average number of common shares outstanding:
Basic	139,383
Diluted	140,823

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

NOTE 6 • Goodwill

Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. Brown & Brown completed its most recent annual assessment as of November 30, 2006 and identified no impairment as a result of the evaluation.

The changes in goodwill for the three months ended March 31, 2007 are as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Total
Balance as of January 1, 2007	$329,504	$142,329	$209,865	$2,823	$684,521
Goodwill of acquired businesses	39,394	374	1,216	447	41,431
Goodwill disposed of relating to sales of businesses	—	—	—	—	—
Balance as of March 31, 2007	$368,898	$142,703	$211,081	$3,270	$725,952

NOTE 7 • Amortizable Intangible Assets

Amortizable intangible assets at March 31, 2007 and December 31, 2006 consisted of the following:

	March 31, 2007				December 31, 2006
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (years)
Purchased customer accounts	$553,967	$(158,738)	$395,229	14.9	$541,967	$(149,764)	$392,203	14.9
Noncompete agreements	25,831	(22,251)	3,580	7.7	25,589	(21,723)	3,866	7.7
Total	$579,798	$(180,989)	$398,809		$567,556	$(171,487)	$396,069

Amortization expense for other amortizable intangible assets for the years ending December 31, 2007, 2008, 2009, 2010 and 2011 is estimated to be $38,217,000, $37,459,000, $36,989,000, $36,322,000, and $34,904,000 respectively.

NOTE 8 • Long-Term Debt

Long-term debt at March 31, 2007 and December 31, 2006 consisted of the following:

(in thousands)	2007	2006
Unsecured Senior Notes	$225,000	$225,000
Term loan agreements	9,643	12,857
Acquisition notes payable	11,965	6,310
Revolving credit facility	—	—
Other notes payable	202	167
Total debt	246,810	244,334
Less current portion	(20,594)	(18,082)
Long-term debt	$226,216	$226,252

In July 2004, the Company completed a private placement of $200.0 million of unsecured senior notes (the “Notes”). The $200.0 million is divided into two series: Series A, for $100.0 million due in 2011 and bearing interest at 5.57% per year; and Series B, for $100.0 million due in 2014 and bearing interest at 6.08% per year. The closing on the Series B Notes occurred on July 15, 2004. The closing on the Series A Notes occurred on September 15, 2004. Brown & Brown has used the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. As of March 31, 2007 and December 31, 2006 there was an outstanding balance of $225.0 million on the Notes.

On December 22, 2006, the Company entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). The Purchaser also purchased Notes issued by the Company in 2004. The Master Agreement provides for a $200.0 million private uncommitted “shelf” facility for the issuance of senior unsecured notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten (10) years, as the parties may determine. The Master Agreement includes various covenants, limitations and events of default similar to the Notes issued in 2004. The initial issuance of notes under the Master Facility Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.66% per annum.

Also on December 22, 2006, the Company entered into a Second Amendment to Amended and Restated Revolving and Term Loan Agreement (the “Second Term Amendment”) and a Third Amendment to Revolving Loan Agreement (the “Third Revolving Amendment”) with a national banking institution, amending the existing Amended and Restated Revolving and Term Loan Agreement dated January 3, 2001 (the “Term Agreement”) and the existing Revolving Loan Agreement dated September 29, 2003, as amended (the “Revolving Agreement”), respectively. The amendments provided covenant exceptions for the notes issued or to be issued under the Master Agreement, and relaxed or deleted certain other covenants. In the case of the Third Revolving Amendment, the lending commitment was reduced from $75.0 million to $20.0 million, the maturity date was extended from September 30, 2008 to December 20, 2011, and the applicable margins for advances and the availability fee were reduced. Based on the Company’s funded debt to EBITDA ratio, the applicable margin for Eurodollar advances changed from a range of 0.625% to 01.625% to a range of 0.450% to 0.875%. The applicable margin for base rate advances changed from a range of 0.00% to 0.125% to the Prime Rate less 1.000%. The availability fee changed from a range of 0.175% to 0.250% to a range of 0.100% to 0.200%. The 90-day London Interbank Offering Rate (“LIBOR”) was 5.35% and 5.36% as of March 31, 2007 and December 2006, respectively. There were no borrowings against this facility at March 31, 2007 or December 31, 2006.

In January 2001, Brown & Brown entered into a $90.0 million unsecured seven-year term loan agreement with a national banking institution, bearing an interest rate based upon the 30-, 60- or 90-day LIBOR plus 0.50% to 1.00%, depending upon Brown & Brown’s quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization and non-cash stock grant compensation. The 90-day LIBOR was 5.35% and 5.36% as of March 31, 2007 and December 2006, respectively. The loan was fully funded on January 3, 2001 and as of March 31, 2007 had an outstanding balance of $9,643,000. This loan is to be repaid in equal quarterly installments of $3,200,000 through December 2007.

All four of these credit agreements require Brown & Brown to maintain certain financial ratios and comply with certain other covenants. Brown & Brown was in compliance with all such covenants as of March 31, 2007 and December 31, 2006.

To hedge the risk of increasing interest rates from January 2, 2002 through the remaining six years of its seven-year $90.0 million term loan, Brown & Brown entered into an interest rate swap agreement that effectively converted the floating rate LIBOR-based interest payments to fixed interest rate payments at 4.53%. This agreement did not affect the required 0.50% to 1.00% credit risk spread portion of the term loan. In accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended, the fair value of the interest rate swap of approximately $22,000, net of related income taxes of approximately $13,000, was recorded in other assets as of March 31, 2007, and $37,000, net of related income taxes of approximately $22,000, was recorded in other assets as of December 31, 2006; with the related change in fair value reflected as other comprehensive income. Brown & Brown has designated and assessed the derivative as a highly effective cash flow hedge.

Acquisition notes payable represent debt incurred to former owners of certain insurance operations acquired by Brown & Brown. These notes and future contingent payments are payable in monthly, quarterly and annual installments through April 2011, including interest in the range from 0.0% to 8.00%.

NOTE 9 • Supplemental Disclosures of Cash Flow Information

	For the three months ended March 31,
(in thousands)	2007	2006
Cash paid during the period for:
Interest	$6,118	$6,187
Income taxes	$1,192	$4,430

Brown & Brown’s significant non-cash investing and financing activities are summarized as follows:

	For the three months ended March 31,
(in thousands)	2007	2006
Unrealized holding (loss) gain on available-for-sale securities, net of tax benefit of $1,826 for 2007; net of tax effect of $256 for 2006	$(3,199)	$438
Net (loss) gain on cash-flow hedging derivative, net of tax benefit of $9 for 2007, net of tax effect of $30 for 2006	$(16)	$50
Notes payable issued or assumed for purchased customer accounts	$7,900	$23,050

NOTE 10 • Comprehensive Income

The components of comprehensive income, net of related income tax effects, are as follows:

	For the three months ended March 31,
(in thousands)	2007	2006
Net income	$59,727	$50,026
Net unrealized holding (loss) gain on available-for-sale securities	(3,199)	438
Net (loss) gain on cash-flow hedging derivative	(16)	50
Comprehensive income	$56,512	$50,514

NOTE 11 • Legal and Regulatory Proceedings

Antitrust Actions and Related Matters

As previously disclosed, the Company is one of more than ten insurance intermediaries named together with a number of insurance companies as defendants in putative class action lawsuits purporting to be brought on behalf of policyholders. Brown & Brown, Inc. initially became a defendant in certain of those actions in October and December of 2004. In February 2005, the Judicial Panel on Multi-District Litigation consolidated these cases, together with other putative class action lawsuits in which Brown & Brown, Inc. was not named as a party, to a single jurisdiction, the United States District Court, District of New Jersey, for pre-trial purposes. One of the consolidated actions, In Re: Employee-Benefit Insurance Brokerage Antitrust Litigation, concerns employee benefits insurance and the other, styled In Re: Insurance Brokerage Antitrust Litigation, involves other lines of insurance. These two consolidated actions are collectively referred to in this report as the “Antitrust Actions.” The complaints refer to an action, since settled, that was filed against Marsh & McLennan Companies, Inc. (“Marsh & McLennan”), the largest insurance broker in the world, by the New York State Attorney General in October 2004, and allege various improprieties and unlawful acts by the various defendants in the pricing and placement of insurance, including alleged manipulation of the insurance market by, among other things: alleged “bid rigging” and “steering” clients to particular insurers based on considerations other than the clients’ interests; alleged entry into unlawful tying arrangements pursuant to which the placement of primary insurance contracts was conditioned upon commitments to place reinsurance through a particular broker; and alleged failure to disclose contingent commission and other allegedly improper compensation and fee arrangements. The plaintiffs in the Antitrust Actions assert a number of causes of action, including violations of the federal antitrust laws, multiple state antitrust and unfair and deceptive practices statutes, and the federal anti-racketeering (RICO) statute, as well as breach of fiduciary duty, misrepresentation, conspiracy, aiding and abetting, and unjust enrichment, and seek injunctive and declaratory relief as well as unspecified damages, including treble and punitive damages, and attorneys’ fees and costs. The Company disputes the allegations and is vigorously defending itself in the Antitrust Actions.

On April 5, 2007, the court dismissed all claims alleging violations of federal law in the Antitrust Actions against all defendants, including the Company, but allowed the plaintiffs leave to file an amended complaint. Any such complaint must be filed by May 22, 2007. To date, no such amended complaint has been filed.

Related Governmental Investigations

Since the New York State Attorney General filed the lawsuit referenced above against Marsh & McLennan in October 2004, governmental agencies in a number of states have looked or are looking into issues related to compensation practices in the insurance industry, and the Company continues to actively receive and respond to written and oral requests for information and/or subpoenas seeking information related to this topic. To date, requests for information and/or subpoenas have been received from governmental agencies such as attorneys general or departments of insurance in the following states: Arkansas (Department of Insurance), Arizona (Department of Insurance), California (Department of Insurance), Connecticut (Office of Attorney General), Florida (Office of Attorney General, Department of Financial Services, and Office of Insurance Regulation), Illinois (Office of Attorney General), Nevada (Department of Business & Industry, Division of Insurance), New Hampshire (Department of Insurance), New Jersey (Department of Banking and Insurance), New York (Office of Attorney General), North Carolina (Department of Insurance and Department of Justice), Oklahoma (Department of

Insurance), Pennsylvania (Department of Insurance), South Carolina (Department of Insurance), Texas (Department of Insurance), Vermont (Department of Banking, Insurance, Securities & Healthcare Administration), Virginia (State Corporation Commission, Bureau of Insurance, Agent Regulation & Administration Division), Washington (Office of Insurance Commissioner) and West Virginia (Office of Attorney General). Agencies in Arizona, Virginia and Washington have concluded their respective investigations of subsidiaries of Brown & Brown, Inc. based in those states with no further action as to these entities. As previously disclosed, the Company reached a settlement with the Florida governmental agencies identified above on December 8, 2006, which terminated the joint investigation of those agencies with respect to Brown & Brown, Inc. and its subsidiaries. The settlement involved no finding of wrongdoing, no fines or penalties and no prohibition of profit-sharing compensation. In addition to monetary payments, the settlement created certain affirmative obligations for enhanced disclosures to Florida policyholders concerning compensation received by the Company.

Some of the other insurance intermediaries and insurance companies that have been subject to governmental investigations and/or lawsuits arising out of these matters have chosen to settle some such matters. Such settlements have involved the payment of substantial sums, as well as agreements to change business practices, including, in some cases, agreements to no longer pay or accept profit-sharing contingent compensation. Some of the other insurance intermediaries and insurance companies have entered into agreements with governmental agencies and in the Antitrust Actions, which collectively involve payments by these intermediaries to agencies and to certain of their clients totaling in excess of $1.0 billion. Many of these settlement agreements provided that the settling insurance intermediaries would discontinue acceptance of any profit-sharing contingency compensation.

As previously disclosed in our public filings, offices of the Company are party to profit-sharing contingent compensation agreements with certain insurance companies, including agreements providing for potential payment of revenue-sharing commissions by insurance companies based primarily on the overall profitability of the aggregate business written with that insurance company, and/or additional factors such as retention ratios and overall volume of business that an office or offices place with the insurance company. Additionally, to a lesser extent, some offices of the Company are party to override commission agreements with certain insurance companies, and these agreements provide for commission rates in excess of standard commission rates to be applied to specific lines of business, such as group health business, based primarily on the overall volume of such business that the office or offices in question place with the insurance company. The Company has not chosen to discontinue receiving profit-sharing contingent compensation or override commissions.

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

In response to the foregoing events, the Company also, on its own volition, engaged outside counsel to conduct a limited internal inquiry into certain sales and marketing practices of the Company, with special emphasis on the effects of contingent commission agreements on the placement of insurance products by the Company for its clients. The internal inquiry resulted in several recommendations being made in January 2006 regarding disclosure of compensation, premium finance charges, interface between the Company’s retail and wholesale units, fee-based compensation and direct incentives from insurance companies. The Company has adopted or is in the process of adopting these recommendations. As a result of that inquiry, and in the process of preparing responses to some of the governmental agency inquiries referenced above, management of the Company became aware of a limited number of specific, unrelated instances of questionable conduct. These matters have been addressed and resolved, or are in the process of being addressed and resolved, on a case-by-case basis, and thus far the amounts involved in resolving such matters have not been, either individually or in the aggregate, material. However, there can be no assurance that the ultimate cost and ramifications of resolving these matters will not have a material adverse effect on the Company.

The Company cannot currently predict the impact or resolution of the Antitrust Actions, the shareholder demand or the various governmental inquiries or lawsuits and thus cannot reasonably estimate a range of possible loss, which could be material, or whether the resolution of these matters may harm the Company’s business and/or lead to a decrease in or elimination of profit-sharing contingent compensation and override commissions, which could have a material adverse impact on the Company’s consolidated financial condition.

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

For a more complete discussion of the foregoing matters, please see Item 3 of Part I of our Annual Report on Form 10-K filed with the Securities and Exchange Commission for our fiscal year ended December 31, 2006 and Note 13 to the Consolidated Financial Statements contained in Item 8 of Part II thereof.

NOTE 12 • Segment Information

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

Summarized financial information concerning Brown & Brown’s reportable segments for the three months ended March 31, 2007 and 2006 is shown in the following table. The “Other” column includes any income and expenses not allocated to reportable segments and corporate-related items, including the inter-company interest expense charge to the reporting segment.

	For the three months ended March 31, 2007
	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
(in thousands)
Total revenues	$150,819	$38,725	$48,586	$8,961	$11,422	$258,513
Investment income	46	123	705	6	10,699	11,579
Amortization	4,884	2,259	2,234	115	10	9,502
Depreciation	1,389	697	601	151	202	3,040
Interest expense	4,295	2,694	4,855	165	(8,375)	3,634
Income before income taxes	53,547	11,232	10,845	2,094	20,384	98,102
Total assets	1,178,751	527,186	610,859	33,715	(523,104)	1,827,407
Capital expenditures	1,407	459	569	123	13,722	16,280

	For the three months ended March 31, 2006
	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
(in thousands)
Total revenues	$142,551	$39,001	$40,982	$6,658	$1,390	$230,582
Investment income	22	97	906	13	1,171	2,209
Amortization	4,828	2,188	1,962	11	11	9,000
Depreciation	1,374	536	419	105	161	2,595
Interest expense	4,784	2,617	4,441	1	(8,321)	3,522
Income before income taxes	47,170	12,034	7,986	1,531	12,715	81,436
Total assets	1,037,773	466,322	566,478	18,862	(407,033)	1,682,402
Capital expenditures	1,506	1,406	377	120	1,068	4,477

ITEM 2 -  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION UPDATES THE MD&A CONTAINED IN THE COMPANY’S 2006 ANNUAL REPORT ON FORM 10-K, AND THE TWO DISCUSSIONS SHOULD BE READ TOGETHER.

GENERAL

We are a diversified insurance agency, wholesale brokerage and services organization with orgins dating from 1939, headquartered in Daytona Beach and Tampa, Florida. We market and sell to our customers insurance products and services, primarily in the property, casualty and the employee benefits areas. As an agent and broker, we do not assume underwriting risks. Instead, we provide our customers with quality insurance contracts, as well as other targeted, customized risk management products and services.

Our commissions and fees revenue is comprised of commissions paid by insurance companies and fees paid directly by customers. Commission revenues generally represent a percentage of the premium paid by the insured and are materially affected by fluctuations in both premium rate levels charged by insurance companies and the insureds’ underlying “insurable exposure units,” which are units that insurance companies use to measure or express insurance exposed to risk (such as property values, sales and payroll levels) so as to determine what premium to charge the insured. These premium rates are established by insurance companies based upon many factors, including reinsurance rates paid by insurance carriers, none of which we control. Beginning in 1986 and continuing through 1999, commission revenues were adversely influenced by a consistent decline in premium rates resulting from intense competition among property and casualty insurance companies for market share. This condition of a prevailing decline in premium rates, commonly referred to as a “soft market,” generally resulted in flat to reduced commissions on renewal business. The effect of this softness in rates on our commission revenues was somewhat offset by our acquisitions and net new business production. As a result of increasing “loss ratios” (the comparison of incurred losses plus adjustment expenses against earned premiums) of insurance companies through 1999, there was a general increase in premium rates beginning in the first quarter of 2000 and continuing into 2003. During 2003, the increases in premium rates began to moderate, and in certain lines of insurance, premium rates decreased. In 2004, as general premium rates continued to moderate, the insurance industry experienced the worst hurricane season since 1992 (when Hurricane Andrew hit south Florida). The insured losses from the 2004 hurricane season were absorbed relatively easily by the insurance industry and the general insurance premium rates continued to soften during 2005. During the third quarter of 2005, the insurance industry experienced the worst hurricane season ever recorded. As a result of the significant losses incurred by the insurance carriers as the result of these hurricanes, the insurance premium rates in 2006 increased on coastal property, primarily in the southeastern region of the United States. In the other regions of the United States, insurance premium rates generally declined during 2006.

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

We also earn “profit-sharing contingent commissions,” which are profit-sharing commissions based primarily on underwriting results, but may also reflect considerations for volume, growth and/or retention. These commissions are primarily received in the first and second quarters of each year, based on underwriting results and other aforementioned considerations for the prior year(s). Over the last three calendar years profit-sharing contingent commissions have averaged approximately 5.4% of the previous year’s total commissions and fees revenue. Profit-sharing contingent commissions are included in our total commissions and fees in the Consolidated Statements of Income in the year received. The term “core commissions and fees” excludes profit-sharing contingent commissions and therefore represents the revenues earned directly from specific insurance policies sold, and specific fee-based services rendered. Recently, two national insurance carriers announced the replacement of the current loss-ratio based profit-sharing contingent commission calculation with a more guaranteed fixed-based methodology. The impact of such changes on our operations or financial position is not currently known.

Fee revenues are generated primarily by our Services Division, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside services. In each of the past three calendar years, fee revenues generated by the Services Division have declined as a percentage of our total commissions and fees, from 4.0% in 2004 to 3.8% in 2006. This declining trend is anticipated to continue as the revenues from our other reportable segments grow at a faster pace.

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

The more critical accounting and reporting policies include our accounting for revenue recognition, business acquisitions and purchase price allocations, intangible assets impairments, reserves for litigation and derivative interests. In particular, the accounting for these areas requires significant judgments to be made by management. Different assumptions in the application of these policies could result in material changes in our consolidated financial position or consolidated results of operations. Refer to Note 1 in the “Notes to Consolidated Financial Statements” in our 2006 Annual Report on Form 10-K on file with the Securities and Exchange Commission for details regarding all of our critical and significant accounting policies.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes.

Financial information relating to our Condensed Consolidated Financial Results for the three month periods ended March 31, 2007 and 2006 is as follows (in thousands, except percentages):

	2007	2006	Percent Change
REVENUES
Commissions and fees	$201,502	$194,448	3.6%
Profit-sharing contingent commissions	44,057	33,467	31.6%
Investment income	11,579	2,209	424.2%
Other income, net	1,375	458	200.2%
Total revenues	258,513	230,582	12.1%

EXPENSES
Employee compensation and benefits	110,810	100,730	10.0%
Non-cash stock-based compensation	1,502	2,330	(35.5)%
Other operating expenses	31,923	30,969	3.1%
Amortization	9,502	9,000	5.6%
Depreciation	3,040	2,595	17.1%
Interest	3,634	3,522	3.2%
Total expenses	160,411	149,146	7.6%
Income before income taxes	$98,102	$81,436	20.5%
Net internal growth rate - core commissions and fees	(1.8)%	1.2%
Employee compensation and benefits percentage	42.9%	43.7%
Other operating expenses percentage	12.3%	13.4%

Capital expenditures	$16,280	$4,477
Total assets at March 31	$1,827,407	$1,682,402

Commissions and Fees

Commissions and fees revenue for the three month period ended March 31, 2007, including contingent commissions, increased $17.6 million, or 7.7%, over the same period in 2006. Profit-sharing contingent commissions for the first quarter of 2007 increased $10.6 million over the first quarter of 2006. Core commissions and fees revenue, excluding divestitures, increased $7.9 million, or 4.1%, in the first quarter of 2007 over the first quarter of 2006. Included within this increase in core commissions and fees revenue, approximately $11.3 million represents core commissions and fees from agencies acquired since the second quarter of 2006, and $3.4 million represents net lost business production on an organic basis.

Investment Income

Investment income for the three month period ended March 31, 2007 increased $9.4 million, or 424.2%, over the same period in 2006. In January 2007, we sold approximately half of our investment in Rock-Tenn Company which we have owned for over 25 years, for a net gain of approximately $8.8 million.

Other Income, net

Other income consists primarily of gains and losses from the sale and disposition of assets. In the first quarter of 2007, gains of $1.2 million were recognized from the sale of customer accounts as compared with less than $0.1 million in the first quarter of 2006. Although we are not in the business of selling customer accounts, we periodically will sell an office or a book of business (one or more customer accounts) that does not produce reasonable margins or demonstrate a potential for growth.

Employee Compensation and Benefits

Employee compensation and benefits for the three month period ended March 31, 2007 increased approximately $10.1 million, or 10.0%, over the same period in 2006. This increase is primarily the result of acquisitions, increases in commissions paid on net new commissionable business and additional true-up contributions for the employee profit sharing 401(k) plan. Employee compensation and benefits as a percentage of total revenues decreased to 42.9% in the first quarter of 2007, as compared with 43.7% in the same period of 2006. This improved percentage for the three month period was primarily the result of the impact of increased revenues due to more profit-sharing contingent commissions received in the 2007 quarter versus the 2006 quarter, and the gain on the sale of the Rock-Tenn Company stock.

Non-Cash Stock-Based Compensation

Non-cash stock-based compensation for the three months ended March 31, 2007 decreased approximately $0.8 million, or 35.5%. For the entire year of 2007, we expect the total non-cash stock-based compensation expense to be approximately $6.0 million to $6.5 million, as compared to the total cost for the year 2006 of $5.4 million. The majority of the increased annual estimated cost primarily relates to the expensing of the 15% discount granted to employees under the Company’s Employee Stock Purchase Plan.

Other Operating Expenses

As a percentage of total revenues, other operating expenses in the first quarter of 2007 decreased to 12.3%, as compared with 13.4% in the first quarter of 2006. Excluding the impact of the gain on the sale of the Rock-Tenn Company stock, other operating expenses as a percentage of the net revenues decreased to only 12.8% of total revenues. The improvement in this expense percentage is primarily the result of a $1.6 million decrease in errors and omissions expense in the first quarter of 2007 compared with the first quarter of 2006, and $0.5 million less bad debt expense in 2007 than in 2006.

Amortization

Amortization expense increased $0.5 million, or 5.6%, in the first quarter of 2007 over the same quarter in 2006 due to the amortization of additional intangible assets as a result of new acquisitions.

Depreciation

Depreciation increased $0.4 million, or 17.1%, in the first quarter of 2007 over the same quarter in 2006 due primarily to the purchase of new computers, related equipment and software, and the depreciation associated with new acquisitions.

Interest Expense

Interest expense increased $0.1 million for the first quarter of 2007 over the first quarter of 2006, primarily reflecting the carrying cost of the additional $25.0 million of unsecured Series C Senior Notes issued in the fourth quarter of 2006.

RESULTS OF OPERATIONS - SEGMENT INFORMATION

As discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements, we operate in four reportable segments: the Retail, National Programs, Wholesale Brokerage and Services Divisions. On a divisional basis, increases in amortization, depreciation and interest expenses are the result of new acquisitions within a given division in a particular year. Likewise, other income in each division primarily reflects net gains on sales of customer accounts and fixed assets. As such, in evaluating the operational efficiency of a division, management places greater emphasis on the net internal growth rate of core commissions and fees revenue, the gradual improvement of the percentage of employee compensation and benefits to total revenues, and the gradual improvement of the percentage of other operating expenses to total revenues.

The internal growth rates for our core commissions and fees for the three months ended March 31, 2007 and 2006, by divisional units are as follows (in thousands, except percentages):

2007	For the three months ended March 31,
	2007	2006	Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth%
Florida Retail	$43,918	$39,175	$4,743	12.1%	$567	10.7%
National Retail	53,134	50,527	2,607	5.2%	2,962	(0.7)%
Western Retail	23,307	25,028	(1,721)	(6.9)%	159	(7.5)%
Total Retail(1)	120,359	114,730	5,629	4.9%	3,688	1.7%
Professional Programs	10,438	10,157	281	2.8%	126	1.5%
Special Programs	24,484	26,959	(2,475)	(9.2)%	1,864	(16.1)%
Total National Programs	34,922	37,116	(2,194)	(5.9)%	1,990	(11.3)%
Wholesale Brokerage	37,267	35,143	2,124	6.0%	3,977	(5.3)%
Services	8,954	6,644	2,310	34.8%	1,674	9.6%
Total Core Commissions and Fees	$201,502	$193,633	$7,869	4.1%	$11,329	(1.8)%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Consolidated Statements of Income for the three months ended March 31, 2007 and 2006 is as follows (in thousands, except percentages):

	For the three months ended March 31,
	2007	2006
Total core commissions and fees	$201,502	$193,633
Profit-sharing contingent commissions	44,057	33,467
Divested business	—	815
Total commission & fees	$245,559	$227,915

2006	For the three months ended March 31,
	2006	2005	Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth%
Florida Retail	$39,260	$37,311	$1,949	5.2%	$284	4.5%
National Retail	51,257	49,426	1,831	3.7%	3,075	(2.5)%
Western Retail	25,028	25,117	(89)	(0.4)%	1,370	(5.8)%
Total Retail(1)	115,545	111,854	3,691	3.3%	4,729	(0.9)%
Professional Programs	10,338	10,966	(628)	(5.7)%	—	(5.7)%
Special Programs	26,778	21,413	5,365	25.1%	2,523	13.3%
Total National Programs	37,116	32,379	4,737	14.6%	2,523	6.8%
Wholesale Brokerage	35,143	21,366	13,777	64.5%	13,065	3.3%
Services	6,644	6,384	260	4.1%	—	4.1%
Total Core Commissions and Fees	$194,448	$171,983	$22,465	13.1%	$20,317	1.2%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Consolidated Statements of Income for the three months ended March 31, 2006 and 2005 is as follows (in thousands, except percentages):

	For the three months ended March 31,
	2006	2005
Total core commissions and fees	$194,448	$171,983
Profit-sharing contingent commissions	33,467	27,844
Divested business	—	488
Total commission & fees	$227,915	$200,315

(1)	The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 13 which includes corporate and consolidation items.

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

Financial information relating to Brown & Brown’s Retail Division for the three month periods ended March 31, 2007 and 2006 is as follows (in thousands, except percentages):

	2007	2006	Percent Change
REVENUES
Commissions and fees	$119,657	$115,444	3.6%
Profit-sharing contingent commissions	29,769	26,763	11.2%
Investment income	46	22	109.1%
Other income, net	1,347	322	318.3%
Total revenues	150,819	142,551	5.8%

EXPENSES
Employee compensation and benefits	64,672	62,631	3.3%
Non-cash stock-based compensation	784	739	6.1%
Other operating expenses	21,248	21,025	1.1%
Amortization	4,884	4,828	1.2%
Depreciation	1,389	1,374	1.1%
Interest	4,295	4,784	(10.2)%
Total expenses	97,272	95,381	2.0%
Income before income taxes	$53,547	47,170	13.5%
Net internal growth rate - core commissions and fees	1.7%	(0.9)%
Employee compensation and benefits ratio	42.9%	43.9%
Other operating expenses ratio	14.1%	14.7%

Capital expenditures	$1,407	$1,506
Total assets at March 31	$1,178,751	$1,037,773

The Retail Division’s total revenues during the three month period ended March 31, 2007 increased 5.8%, or $8.2 million, to $150.8 million. Profit-sharing contingent commissions for the quarter increased $3.0 million over the first quarter of 2006. Of the increase in revenues, approximately $3.7 million related to the core commissions and fees from acquisitions that had no comparable revenues in the same period of 2006. Commissions and fees recorded in the first quarter of 2006 from business divested prior to 2007 was $0.8 million. The remaining net increase is primarily due to net new business in core commissions and fees. As such, the Retail Division’s internal growth rate for core commissions and fees was 1.7% for the first quarter of 2007.

Income before income taxes for the three months ended March 31, 2007 increased 13.5%, or $6.3 million, to $53.5 million. This increase is primarily due to the earnings from acquisitions and improvement in other operating expenses.

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

Financial information relating to our National Programs Division for the three month periods ended March 31, 2007 and 2006 is as follows (in thousands, except percentages):

	2007	2006	Percent Change
REVENUES
Commissions and fees	$34,922	$37,116	(5.9)%
Profit-sharing contingent commissions	3,691	1,777	107.7%
Investment income	123	97	26.8%
Other income, net	(11)	11	(200.0)%
Total revenues	38,725	39,001	(0.7)%

EXPENSES
Employee compensation and benefits	15,608	15,672	(0.4)%
Non-cash stock-based compensation	190	131	45.0%
Other operating expenses	6,045	5,823	3.8%
Amortization	2,259	2,188	3.2%
Depreciation	697	536	30.0%
Interest	2,694	2,617	2.9%
Total expenses	27,493	26,967	2.0%
Income before income taxes	$11,232	$12,034	(6.7)%
Net internal growth rate - core commissions and fees	(11.3)%	6.8%
Employee compensation and benefits ratio	40.3%	40.2%
Other operating expenses ratio	15.6%	14.9%

Capital expenditures	$459	$1,406
Total assets at March 31	$527,186	$466,322

Total revenues for National Programs for the three month period ended March 31, 2007 decreased 0.7%, or $0.3 million, to $38.7 million. Profit-sharing contingent commissions for the first quarter of 2007 increased $1.9 million over the first quarter of 2006. Included in the net decrease in revenues was approximately $2.0 million related to core commissions and fees from acquisitions that had no comparable revenues in the same period of 2006. The remaining net decrease is primarily due to net lost business. Therefore, the National Programs Division internal growth rate for the core commissions and fees was (11.3)%. The Professional Programs Unit, within the National Programs Division, had an increase of 1.5% in internal growth rate due to stabilizing professional liability rates. However, the Special Programs Unit had a (16.1)% internal growth rate, primarily due to lost business in the condominium program of our Florida Intracoastal Underwriters (“FIU”) profit center. This lost business was primarily a result of the changing rate structure implemented by Citizens Property Insurance Corporation, which is sponsored by the State of Florida (“Citizens”).

Income before income taxes for the three months ended March 31, 2007 decreased 6.7%, or $0.8 million, to $11.2 million, over the same period in 2006, which is primarily due to the lost business at FIU.

Wholesale Brokerage Division

The Wholesale Brokerage Division markets and sells excess and surplus commercial and personal lines insurance and reinsurance, primarily through independent agents and brokers. Like the Retail and National Programs Divisions, the Wholesale Brokerage Division’s revenues are primarily commission-based.

Financial information relating to our Wholesale Brokerage Division for the three month periods ended March 31, 2007 and 2006 is as follows (in thousands, except percentages):

	2007	2006	Percent Change
REVENUES
Commissions and fees	$37,267	$35,143	6.0%
Profit-sharing contingent commissions	10,597	4,927	115.1%
Investment income	705	906	(22.2)%
Other income, net	17	6	183.3%
Total revenues	48,586	40,982	18.6%

EXPENSES
Employee compensation and benefits	22,294	18,610	19.8%
Non-cash stock-based compensation	117	130	(10.0)%
Other operating expenses	7,640	7,434	2.8%
Amortization	2,234	1,962	13.9%
Depreciation	601	419	43.4%
Interest	4,855	4,441	9.3%
Total expenses	37,741	32,996	14.4%
Income before income taxes	$10,845	$7,986	35.8%
Net internal growth rate - core commissions and fees	(5.3)%	3.3%
Employee compensation and benefits ratio	45.9%	45.4%
Other operating expenses ratio	15.7%	18.1%

Capital expenditures	$569	$377
Total assets at March 31	$610,859	$566,478

The Wholesale Brokerage Division’s total revenues for the three month period ended March 31, 2007 increased 18.6%, or $7.6 million, to $48.6 million over the same period in 2006. Profit-sharing contingent commissions for the first quarter of 2007 increased $5.7 million from the same quarter of 2006. Of the increase in revenues, approximately $4.0 million related to core commissions and fees from acquisitions that had no comparable revenues in the same period of 2006. The remaining net decrease is primarily due to net lost business in core commissions and fees. As such, the Wholesale Brokerage Division’s internal growth rate for core commissions and fees was (5.3)% for the first quarter of 2007. A majority of the net lost business was the result of the impact that the slowing residential home builders market had on one of our Wholesale Brokerage operations that focuses on that industry in the southwestern region of the United States, and the impact of business moving from excess and surplus lines insurance carriers to Citizens.

Income before income taxes for the three months ended March 31, 2007 increased 35.8%, or $2.8 million, to $10.8 million over the same period in 2006, primarily due to acquisitions and net new business.

Services Division

The Services Division provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability areas, as well as Medicare set-aside services. Unlike our other segments, approximately 96% of the Services Division’s 2007 commissions and fees revenue is generated from fees, which are not significantly affected by fluctuations in general insurance premiums.

Financial information relating to our Services Division for the three month periods ended March 31, 2007 and 2006 is as follows (in thousands, except percentages):

	2007	2006	Percent Change
REVENUES
Commissions and fees	$8,954	$6,644	34.8%
Profit-sharing contingent commissions	—	—	—
Investment income	6	13	(53.8)%
Other income, net	1	1	—
Total revenues	8,961	6,658	34.6%

EXPENSES
Employee compensation and benefits	5,052	3,900	29.5%
Non cash stock based compensation	35	30	16.7%
Other operating expenses	1,349	1,080	24.9%
Amortization	115	11	945.5%
Depreciation	151	105	43.8%
Interest	165	1	NMF
Total expenses	6,867	5,127	33.9%
Income before income taxes	$2,094	$1,531	36.8%
Net internal growth rate - core commissions and fees	9.6%	4.1%
Employee compensation and benefits ratio	56.4%	58.6%
Other operating expenses ratio	15.1%	16.2%

Capital expenditures	$123	$120
Total assets at March 31	$33,715	$18,862

The Service Division’s total revenues for the three month period ended March 31, 2007 increased 34.6%, or $2.3 million, to $9.0 million from the same period in 2006. Of the increase in revenues, approximately $1.7 million related to the core commissions and fees from acquisitions that had no comparable revenues in the same period of 2006. The remaining net increase is primarily due to net new business in core commissions and fees. As such, the Services Division’s internal growth rate for core commissions and fees was 9.6% for the first quarter of 2007.

Income before income taxes for the three month period ended March 31, 2007 increased 36.8%, or $0.6 million, to $2.1 million from the same period in 2006, primarily as a result of net new business and an acquisition.

Other

As discussed in Note 12 of the Notes to Consolidated Financial Statements, the “Other” column in the Segment Information table includes any income and expenses not allocated to reportable segments, and corporate-related items, including the inter-company interest expense charged to the reporting segment.

Investment income included in the “Other” column in the Segment Information table reflects a realized gain of $8,840,000 from the sale of approximately half of our common stock investment in Rock-Tenn Company. Our largest security investment at December 31, 2006 was 559,970 common stock shares of Rock-Tenn Company, a New York Stock Exchange listed company, which we have owned for more than 25 years. In late January 2007, the stock of Rock-Tenn began trading in excess of $32.00 per share and the Board of Directors authorized the sale of 275,000 shares.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents of $101.3 million at March 31, 2007 reflected an increase of $12.8 million from the $88.5 million balance at December 31, 2006. For the three month period ended March 31, 2007, $69.4 million of cash was provided from operating activities. Also during this period, $41.7 million of cash was used for acquisitions, $16.3 million was used for additions to fixed assets, $5.5 million was used for payments on long-term debt and $8.4 million was used for payment of dividends.

Contractual Cash Obligations

As of March 31, 2007, our contractual cash obligations were as follows:

(in thousands)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt	$246,756	$20,540	$1,039	$100,177	$125,000
Capital lease obligations	54	54	—	—	—
Other long-term liabilities	13,936	11,426	312	385	1,813
Operating leases	86,020	21,511	34,376	18,693	11,440
Interest obligations	83,259	13,350	26,170	23,118	20,621
Maximum future acquisition contingency payments	202,318	87,495	81,573	33,250	—

Total contractual cash obligations	$632,343	$154,376	$143,470	$175,623	$158,874

In July 2004, we completed a private placement of $200.0 million of unsecured senior notes (the “Notes”). The $200.0 million is divided into two series: Series A, for $100.0 million due in 2011 and bearing interest at 5.57% per year; and Series B, for $100.0 million due in 2014 and bearing interest at 6.08% per year. The closing on the Series B Notes occurred on July 15, 2004. The closing on the Series A Notes occurred on September 15, 2004. Brown & Brown has used the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. As of March 31, 2007 and December 31, 2006 there was an outstanding balance of $225.0 million on the Notes.

On December 22, 2006, we entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). The Purchaser also purchased Notes issued by the Company in 2004. The Master Agreement provides for a $200.0 million private uncommitted “shelf” facility for the issuance of senior unsecured notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten (10) years, as the parties may determine. The Master Agreement includes various covenants, limitations and events of default similar to the Notes issued in 2004. The initial issuance of notes under the Master Facility Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.66% per annum.

Also on December 22, 2006, we entered into a Second Amendment to Amended and Restated Revolving and Term Loan Agreement (the “Second Term Amendment”) and a Third Amendment to Revolving Loan Agreement (the “Third Revolving Amendment”) with a national banking institution, amending the existing Amended and Restated Revolving and Term Loan Agreement dated January 3, 2001 (the “Term Agreement”) and the existing Revolving Loan Agreement dated September 29, 2003, as amended (the “Revolving Agreement”), respectively. The amendments provided covenant exceptions for the notes issued or to be issued under the Master Agreement, and relaxed or deleted certain other covenants. In the case of the Third Revolving Amendment, the lending commitment was reduced from $75.0 million to $20.0 million, the maturity date was extended from September 30, 2008 to December 20, 2011, and the applicable margins for advances and the availability fee were reduced. Based on our funded debt to EBITDA ratio, the applicable margin for Eurodollar advances changed from a range of 0.625% to 1.625% to a range of 0.450% to 0.875%. The applicable margin for base rate advances changed from a range of 0.00% to 0.125% to the Prime Rate less 1.000%. The availability fee changed from a range of 0.175% to 0.250% to a range of 0.100% to 0.200%. The 90-day London Interbank Offering Rate (“LIBOR”) was 5.35% and 5.36% as of March 31, 2007 and December 2006, respectively. There were no borrowings against this facility at March 31, 2007 or December 31, 2006.

In January 2001, we entered into a $90.0 million unsecured seven-year term loan agreement with a national banking institution, bearing an interest rate based upon the 30-, 60- or 90-day LIBOR plus 0.50% to 1.00%, depending upon our quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization and non-cash stock grant compensation. The 90-day LIBOR was 5.35% and 5.36% as of March 31, 2007 and December 2006, respectively. The loan was fully funded on January 3, 2001 and as of March 31, 2007 had an outstanding balance of $9,643,000. This loan is to be repaid in equal quarterly installments of $3,200,000 through December 2007.

All four of these credit agreements require us to maintain certain financial ratios and comply with certain other covenants. We were in compliance with all such covenants as of March 31, 2007 and December 31, 2006.

Neither we nor our subsidiaries has ever incurred off-balance sheet obligations through the use of, or investment in, off-balance sheet derivative financial instruments or structured finance or special purpose entities organized as corporations, partnerships or limited liability companies or trusts.

We believe that our existing cash, cash equivalents, short-term investment portfolio and funds generated from operations, together with our Master Agreement and Revolving Agreement described above, will be sufficient to satisfy our normal liquidity needs through at least the next 12 months. Additionally, we believe that funds generated from future operations will be sufficient to satisfy our normal liquidity needs, including the required annual principal payments on our long-term debt.

Historically, much of our cash has been used for acquisitions. If additional acquisition opportunities should become available that exceed our current cash flow, we believe that given our relatively low debt-to-total capitalization ratio, we would have the ability to raise additional capital through either the private or public debt markets, or the public equity market.

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

•
a significant portion of business written by Brown & Brown is for customers located in Arizona, California, Florida, Georgia, Michigan, New Jersey, New York, Pennsylvania and Washington. Accordingly, the occurrence of adverse economic conditions, an adverse regulatory climate, or a disaster in any of these states could have a material adverse effect on our business, although no such conditions have been encountered in the past;

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

Our invested assets are held as cash and cash equivalents, restricted cash, available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit. These investments are subject to interest rate risk and equity price risk. The fair values of our cash and cash equivalents, restricted cash, and certificates of deposit at March 31, 2007 and December 31, 2006 approximated their respective carrying values due to their short-term duration and therefore such market risk is not considered to be material.

We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date. Our largest security investment was 559,970 common stock shares of Rock-Tenn Company, a New York Stock Exchange listed company, which we have owned for more than 25 years. Our investment in Rock-Tenn Company accounted for 81% of the total value of available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit as of December 31, 2006. Rock-Tenn Company’s closing stock price at March 31, 2007 and December 31, 2006 was $33.20 and $27.11 respectively. Our exposure to equity price risk is primarily related to the Rock-Tenn Company investment. In late January 2007, the stock of Rock-Tenn Company began trading in excess of $32.00 per share and the Board of Directors authorized the sale of 275,000 shares. We realized a gain of $8,840,000 in excess of our original cost basis. As of March 31, 2007, we have 284,970 remaining shares of Rock-Tenn Company at a value of $9,461,000. We may sell these remaining shares in 2007.

To hedge the risk of increasing interest rates from January 2, 2002 through the remaining six years of our seven-year $90.0 million term loan, on December 5, 2001 we entered into an interest rate swap agreement that effectively converted the floating rate interest payments based on LIBOR to fixed interest rate payments at 4.53%. This agreement did not impact or change the required 0.50% to 1.00% credit risk spread portion of the term loan. We do not otherwise enter into derivatives, swaps or other similar financial instruments for trading or speculative purposes.

At March 31, 2007, the interest rate swap agreement was as follows:

(in thousands, except percentages)	Contractual Notional Amount	Fair Value	Weighted Average Pay Rates	Weighted Average Received Rates

Interest rate swap agreement	$9,643	$35	4.53%	5.39%

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

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, those controls.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

In Item 3 of Part I of the Company's Annual Report on Form 10-K for its fiscal year ending December 31, 2006, certain information concerning certain legal proceedings and other matters was disclosed. Such information was current as of the date of filing. Additional relevant information is set forth below.

On April 5, 2007, the United States District Court, District of New Jersey, dismissed all claims alleging violations of federal law against all defendants, including the Company, in two lawsuits (which had been previously consolidated, along with certain other suits, for pre-trial purposes), In Re: Employee-Benefit Insurance Brokerage Antitrust Litigation, concerning employee benefits insurance, and In Re: Insurance Brokerage Antitrust Litigation, concerning other lines of insurance, but allowed the plaintiffs leave to file an amended complaint. Any such complaint must be filed by May 22, 2007.  To date, no such amended complaint has been filed.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors previously disclosed in Item 1A, “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

BROWN & BROWN, INC.
/s/ CORY T. WALKER
Date: May 9, 2007	Cory T. Walker Sr. Vice President, Chief Financial Officer and Treasurer (duly authorized officer, principal financial officer and principal accounting officer)