Form 10-Q
period 2007-06-30
BROWN & BROWN INC
filed 2007-08-09
CIK 79282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

The number of shares of the Registrant's common stock, $.10 par value, outstanding as of August 8, 2007 was 140,336,595.

BROWN & BROWN, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands, except per share data)	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006

REVENUES
Commissions and fees	$230,476	$217,427	$476,035	$445,342
Investment income	12,990	2,956	24,569	5,165
Other income, net	3,178	424	4,553	882
Total revenues	246,644	220,807	505,157	451,389

EXPENSES
Employee compensation and benefits	112,636	103,180	223,446	203,910
Non-cash stock-based compensation	1,334	1,434	2,836	3,764
Other operating expenses	31,558	30,134	63,481	61,103
Amortization	9,965	8,978	19,467	17,978
Depreciation	3,239	2,785	6,279	5,380
Interest	3,416	3,329	7,050	6,851
Total expenses	162,148	149,840	322,559	298,986

Income before income taxes	84,496	70,967	182,598	152,403

Income taxes	32,484	26,536	70,859	57,946

Net income	$52,012	$44,431	$111,739	$94,457

Net income per share:
Basic	$0.37	$0.32	$0.80	$0.68
Diluted	$0.37	$0.32	$0.79	$0.67

Weighted average number of shares outstanding:
Basic	140,384	139,511	140,303	139,447
Diluted	141,120	141,006	141,170	140,915

Dividends declared per share	$0.06	$0.05	$0.12	$0.10

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED
BALANCE SHEETS
(UNAUDITED)

(in thousands, except per share data)	June 30, 2007	December 31, 2006

ASSETS
Current Assets:
Cash and cash equivalents	$67,942	$88,490
Restricted cash and investments	240,509	242,187
Short-term investments	2,637	2,909
Premiums, commissions and fees receivable	273,811	282,440
Other current assets	26,808	32,180
Total current assets	611,707	648,206

Fixed assets, net	58,493	44,170
Goodwill	779,597	684,521
Amortizable intangible assets, net	409,885	396,069
Investments	649	15,826
Other assets	24,361	19,160
Total assets	$1,884,692	$1,807,952

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Premiums payable to insurance companies	$423,772	$435,449
Premium deposits and credits due customers	31,368	33,273
Accounts payable	29,785	17,854
Accrued expenses	68,098	86,009
Current portion of long-term debt	17,190	18,082
Total current liabilities	570,213	590,667

Long-term debt	225,432	226,252

Deferred income taxes, net	53,556	49,721

Other liabilities	12,576	11,967

Shareholders' Equity:
Common stock, par value $0.10 per share;
authorized 280,000 shares; issued and
outstanding 140,337 at 2007 and 140,016 at 2006	14,034	14,002
Additional paid-in capital	218,237	210,543
Retained earnings	790,570	695,656
Accumulated other comprehensive income, net of related income tax
effect of $44 at 2007 and $5,359 at 2006	74	9,144

Total shareholders' equity	1,022,915	929,345

Total liabilities and shareholders' equity	$1,884,692	$1,807,952

See accompanying notes to condensed consolidated financial statements.

 BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS
(UNAUDITED)

	For the six months ended June 30,
(in thousands)	2007	2006

Cash flows from operating activities:
Net income	$111,739	$94,457
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	19,467	17,978
Depreciation	6,279	5,380
Non-cash stock-based compensation	2,836	3,764
Deferred income taxes	5,318	1,544
Net gain on sales of investments, fixed
assets and customer accounts	(22,452)	(249)
Changes in operating assets and liabilities, net of effect
from acquisitions and divestitures:
Restricted cash and investments decrease (increase)	1,678	(46,087)
Premiums, commissions and fees receivable decrease (increase)	11,191	(18,328)
Other assets decrease	1,809	5,998
Premiums payable to insurance companies (decrease) increase	(13,259)	55,621
Premium deposits and credits due customers (decrease)	(1,905)	(5,143)
Accounts payable increase	11,143	12,481
Accrued expenses (decrease)	(19,098)	(12,958)
Other liabilities increase	534	666
Net cash provided by operating activities	115,280	115,124

Cash flows from investing activities:
Additions to fixed assets	(20,000)	(9,096)
Payments for businesses acquired, net of cash acquired	(111,820)	(89,014)
Proceeds from sales of fixed assets and customer accounts	3,295	612
Purchases of investments	(118)	(47)
Proceeds from sales of investments	19,482	12
Net cash used in investing activities	(109,161)	(97,533)

Cash flows from financing activities:
Payments on long-term debt	(14,873)	(71,593)
Borrowings on revolving credit facility	12,240	-
Payments on revolving credit facility	(12,240)	-
Income tax benefit from issuance of common stock	4,421	-
Issuances of common stock for employee stock benefit plans	610	514
Cash dividends paid	(16,825)	(13,944)
Net cash used in financing activities	(26,667)	(85,023)
Net decrease in cash and cash equivalents	(20,548)	(67,432)
Cash and cash equivalents at beginning of period	88,490	100,580
Cash and cash equivalents at end of period	$67,942	$33,148

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 · Nature of Operations

Brown & Brown, Inc., a Florida corporation, and its subsidiaries (collectively, “Brown & Brown” or the “Company”) is a diversified insurance agency, wholesale brokerage, and services organization that markets and sells to its customers insurance products and services, primarily in the property and casualty arena. Brown & Brown's business is divided into four reportable segments: the Retail Division, which provides a broad range of insurance products and services to commercial, public and quasi-public entities, professional and individual customers; the National Programs Division, which is comprised of two units - Professional Programs, which provides professional liability and related package products for certain professionals delivered through nationwide networks of independent agents, and Special Programs, which markets targeted products and services designed for specific industries, trade groups, governmental entities and market niches; the Wholesale Brokerage Division, which markets and sells excess and surplus commercial and personal lines insurance and reinsurance, primarily through independent agents and brokers; and the Services Division, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers' compensation and all-lines liability areas, as well as Medicare set-aside services.

NOTE 2 · Basis of Financial Reporting

          The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited, condensed, consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

          Results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

NOTE 3 · Net Income Per Share

Basic net income per share is computed by dividing net income available to shareholders by the weighted average number of shares outstanding for the period. Basic net income per share excludes dilution. Diluted net income per share reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock.

The following table sets forth the computation of basic net income per share and diluted net income per share:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share data)	2007	2006	2007	2006

Net income	$52,012	$44,431	$111,739	$94,457

Weighted average number of common shares
outstanding	140,384	139,511	140,303	139,447

Dilutive effect of stock options using the
treasury stock method	736	1,495	867	1,468

Weighted average number of shares
outstanding	141,120	141,006	141,170	140,915

Net income per share:
Basic	$0.37	$0.32	$0.80	$0.68
Diluted	$0.37	$0.32	$0.79	$0.67

 NOTE 4 · New Accounting Pronouncements

Accounting for Uncertainty in Income Taxes - In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company's financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, the Company has adopted the provisions of FIN 48 and there was no significant effect on the financial statements.

As of January 1, 2007, the Company provided a liability in the amount of $591,022 of unrecognized tax benefits related to various federal and state income tax matters.  Of this amount, $591,022 would impact the Company's effective tax rate if recognized. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

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

The Company recognizes accrued interest and penalties related to uncertain tax positions in federal and state income tax expense. As of January 1, 2007, the Company accrued $157,787 of interest and penalties related to uncertain tax positions. This amount includes $65,600 in interest and penalties related to the adoption of FIN48 in the first quarter of 2007.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115”  (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact this standard may have on its financial position and results of operations.

NOTE 5 · Business Combinations

Acquisitions in 2007

For the six months ended June 30, 2007, Brown & Brown acquired the assets and assumed certain liabilities of nine insurance intermediaries, the stock of three insurance intermediaries and several book of business (customer accounts). The aggregate purchase price of these acquisitions was $122,056,000, including $110,630,000 of net cash payments, the issuance of $4,078,000 in notes payable and the assumption of $7,348,000 of liabilities. All of these acquisitions were acquired primarily to expand Brown & Brown's core businesses and to attract and obtain high-quality individuals. Acquisition purchase prices are typically based on a multiple of average annual operating profits earned over a one- to three-year period within a minimum and maximum price range. The initial asset allocation of an acquisition is based on the minimum purchase price, and any subsequent earn-out payment is allocated to goodwill. Acquisitions are initially recorded at preliminary fair values. Subsequently, the Company completes the final fair value allocations and any adjustments to assets or liabilities acquired are recorded in the current period.

All of these acquisitions have been accounted for as business combinations and are as follows:

(in thousands) Name	Business Segment	2007 Date of Acquisition	Net Cash Paid	Notes Payable	Recorded Purchase Price
ALCOS, Inc.	Retail	March 1	$30,897	$3,563	$34,460
Grinspec, Inc.	Retail	April 1	31,930	-	31,930
Sobel Affiliates, Inc.	Retail	April 1	33,038	-	33,038
Other	Various	Various	14,765	515	15,280
Total			$110,630	$4,078	$114,708

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition:

(in thousands)	ALCOS	Grinspec	Sobel	Other	Total
Fiduciary cash	$627	$-	$-	$716	$1,343
Other current assets	1,224	669	286	574	2,753
Fixed assets	720	-	50	110	880
Purchased customer accounts	7,820	9,153	10,850	5,304	33,127
Noncompete agreements	130	-	31	133	294
Goodwill	29,080	22,571	21,923	9,960	83,534
Other Assets	115	-	-	10	125
Total assets acquired	39,716	32,393	33,140	16,807	122,056
Other current liabilities	(2,098)	(463)	(102)	(778)	(3,441)
Deferred income taxes	(3,083)	-	-	(749)	(3,832)
Other liabilities	(75)	-	-	-	(75)
Total liabilities assumed	(5,256)	(463)	(102)	(1,527)	(7,348)
Net assets acquired	$34,460	$31,930	$33,038	$15,280	$114,708

 The weighted average useful lives for the above acquired amortizable intangible assets are as follows: purchased customer accounts, 15.0 years; and noncompete agreements, 4.7 years.

Goodwill of $83,534,000, of which $51,491,000 is expected to be deductible for income tax purposes, was assigned to the Retail, National Programs, Wholesale Brokerage and Services Divisions in the amounts of $82,472,000, $374,000, $241,000 and $447,000, respectively.

The results of operations for the acquisitions completed during 2007 have been combined with those of the Company since their respective acquisition dates. If the acquisitions had occurred as of the beginning of each period, the Company's results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

	For the three months		For the six months
(UNAUDITED)	ended June 30,		ended June 30,
(in thousands, except per share data)	2007	2006	2007	2006

Total revenues	$246,729	$233,067	$515,183	$477,169

Income before income taxes	84,523	74,630	185,809	160,117

Net income	52,029	46,724	113,704	99,238

Net income per share:
Basic	$0.37	$0.33	$0.81	$0.71
Diluted	$0.37	$0.33	$0.81	$0.70

Weighted average number of shares outstanding:
Basic	140,384	139,511	140,303	139,447
Diluted	141,120	141,006	141,170	140,915

Additional consideration paid to sellers as a result of purchase price “earn-out” provisions are recorded as adjustments to intangible assets when the contingencies are settled. The net additional consideration paid by the Company in 2007 as a result of these adjustments totaled $11,590,000, of which $11,542,000 was allocated to goodwill and $48,000 to noncompete agreements. Of the $11,590,000 net additional consideration paid, $2,533,000 was paid in cash, $9,020,000 was issued in notes payable and $37,000 was assumed as net liabilities. As of June 30, 2007, the maximum future contingency payments related to acquisitions totaled $200,571,000.

Acquisitions in 2006

For the six months ended June 30, 2006, Brown & Brown acquired the assets and assumed certain liabilities of 11 entities. The aggregate purchase price of these acquisitions was $101,507,000, including $87,023,000 of net cash payments, the issuance of $3,582,000 in notes payable and the assumption of $10,902,000 of liabilities. Substantially all of these acquisitions were acquired primarily to expand Brown & Brown's core businesses and to attract and obtain high-quality individuals. Acquisition purchase prices are based primarily on a multiple of average annual operating profits earned over a one- to three-year period within a minimum and maximum price range. The initial asset allocation of an acquisition is based on the minimum purchase price, and any subsequent earn-out payment is allocated to goodwill.

All of these acquisitions have been accounted for as business combinations and are as follows:

(in thousands)		2006	Net		Recorded
	Business	Date of	Cash	Notes	Purchase
Name	Segment	Acquisition	Paid	Payable	Price
Axiom Intermediaries, LLC	Brokerage	January 1	$60,292	$-	$60,292
Other	Various	Various	26,731	3,582	30,313
Total			$87,023	$3,582	$90,605

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition:
(in thousands)	Axiom	Other	Total
Fiduciary cash	$9,598	$-	$9,598
Other current assets	372	100	472
Fixed assets	435	361	796
Purchased customer accounts	14,022	16,161	30,183
Noncompete agreements	31	207	238
Goodwill	45,819	14,328	60,147
Other assets	73	-	73
Total assets acquired	70,350	31,157	101,507
Other current liabilities	(10,058)	(652)	(10,710)
Other liabilities	-	(192	(192
Total liabilities assumed	(10,058)	(844)	(10,902)
Net assets acquired	$60,292	$30,313	$90,605

The results of operations for the acquisitions completed during 2006 have been combined with those of the Company since their respective acquisition dates. If the acquisitions had occurred as of the beginning of each period, the Company's results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.
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

 NOTE 6 · Goodwill

Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. Brown & Brown completed its most recent annual assessment as of November 30, 2006 and identified no impairment as a result of the evaluation.

The changes in goodwill for the six months ended June 30, 2007 are as follows:

		National	Wholesale
(in thousands)	Retail	Programs	Brokerage	Service	Total
Balance as of January 1, 2007	$329,504	$142,329	$209,865	$2,823	$684,521
Goodwill of acquired businesses	88,847	4,510	1,272	447	95,076
Goodwill disposed of relating to sales of businesses	-	-	-	-	-
Balance as of June 30, 2007	$418,351	$146,839	$211,137	$3,270	$779,597

NOTE 7 · Amortizable Intangible Assets

Amortizable intangible assets at June 30, 2007 and December 31, 2006 consisted of the following:

	June 30, 2007				December 31, 2006
				Weighted				Weighted
	Gross		Net	Average	Gross		Net	Average
	Carrying	Accumulated	Carrying	Life	Carrying	Accumulated	Carrying	Life
(in thousands)	Value	Amortization	Value	(years)	Value	Amortization	Value	(years)
Purchased customer accounts	$574,798	$(168,073)	$406,725	14.9	$541,967	$(149,764)	$392,203	14.9
Noncompete agreements	25,931	(22,771)	3,160	7.7	25,589	(21,723)	3,866	7.7
Total	$600,729	$(190,844)	$409,885		$567,556	$(171,487)	$396,069

Amortization expense for other amortizable intangible assets for the years ending December 31, 2007, 2008, 2009, 2010 and 2011 is estimated to be $39,270,000, $38,872,000, $38,403,000, $37,723,000, and $36,301,000 respectively.

NOTE 8 • Investments

Investments consisted of the following:

	June 30, 2007		December 31, 2006
	Carrying Value		Carrying Value
(in thousands)	Current	Non- Current	Current	Non- Current
Available-for-sale marketable equity securities	$114	$—	$240	$15,181
Non-marketable equity securities and certificates of deposit	2,523	649	2,669	645
Total investments	$2,637	$649	$2,909	$15,826

The following table summarizes available-for-sale securities:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable equity securities:
June 30, 2007	$75	$39	$—	$114
December 31, 2006	$550	$14,871	$—	$15,421

The following table summarizes the proceeds and realized gains/(losses) on non-marketable equity securities and certificates of deposit for the three and six months ended June 30, 2007 and 2006:

(in thousands)	Proceeds	Gross Realized Gains	Gross Realized Losses
For the three months ended:
June 30, 2007	$10,392	$9,919	$—
June 30, 2006	$—	$—	$—
For the six months ended:
June 30, 2007	$19,482	$18,759	$(500)
June 30, 2006	$12	$12	$—

As of December 31, 2006, our largest security investment was 559,970 common stock shares of Rock-Tenn Company, a New York Stock Exchange listed company, which we have owned for more than 25 years. Our investment in Rock-Tenn Company accounted for 81% of the total value of available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit as of December 31, 2006. Rock-Tenn Company's closing stock price at June 30, 2007 and December 31, 2006 was $31.72 and $27.11 respectively. In late January 2007, the Board of Directors authorized the sale of half of our investment in Rock-Tenn Company, and subsequently authorized the sale of the balance of the shares. We realized a gain in excess of our original cost basis of $8,840,000 in the first quarter of 2007 and $9,824,000 in the second quarter of 2007. As of June 30, 2007, we have no remaining shares of Rock-Tenn Company.

NOTE 9 · Long-Term Debt

Long-term debt at June 30, 2007 and December 31, 2006 consisted of the following:

(in thousands)	2007	2006
Unsecured senior notes	$225,000	$225,000
Acquisition notes payable	11,018	6,310
Term loan agreements	6,428	12,857
Revolving credit facility	-	-
Other notes payable	176	167
Total debt	242,622	244,334
Less current portion	(17,190)	(18,082)
Long-term debt	$225,432	$226,252

In July 2004, the Company completed a private placement of $200.0 million of unsecured senior notes (the “Notes”). The $200.0 million is divided into two series: Series A, for $100.0 million due in 2011 and bearing interest at 5.57% per year; and Series B, for $100.0 million due in 2014 and bearing interest at 6.08% per year. The closing on the Series B Notes occurred on July 15, 2004. The closing on the Series A Notes occurred on September 15, 2004. Brown & Brown has used the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. As of June 30, 2007 and December 31, 2006 there was an outstanding balance of $200.0 million on the Notes.

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

Also on December 22, 2006, the Company entered into a Second Amendment to Amended and Restated Revolving and Term Loan Agreement (the “Second Term Amendment”) and a Third Amendment to Revolving Loan Agreement (the “Third Revolving Amendment”) with a national banking institution, amending the existing Amended and Restated Revolving and Term Loan Agreement dated January 3, 2001 (the “Term Agreement”) and the existing Revolving Loan Agreement dated September 29, 2003, as amended (the “Revolving Agreement”), respectively. The amendments provided covenant exceptions for the notes issued or to be issued under the Master Agreement, and relaxed or deleted certain other covenants. In the case of the Third Revolving Amendment, the lending commitment was reduced from $75.0 million to $20.0 million, the maturity date was extended from September 30, 2008 to December 20, 2011, and the applicable margins for advances and the availability fee were reduced. Based on the Company's funded debt to EBITDA ratio, the applicable margin for Eurodollar advances changed from a range of 0.625% to 01.625% to a range of 0.450% to 0.875%. The applicable margin for base rate advances changed from a range of 0.00% to 0.125% to the Prime Rate less 1.000%. The availability fee changed from a range of 0.175% to 0.250% to a range of 0.100% to 0.200%. The 90-day London Interbank Offering Rate (“LIBOR”) was 5.36% and 5.36% as of June 30, 2007 and December 31, 2006, respectively. There were no borrowings against this facility at June 30, 2007 or December 31, 2006.

In January 2001, Brown & Brown entered into a $90.0 million unsecured seven-year term loan agreement with a national banking institution, bearing an interest rate based upon the 30-, 60- or 90-day LIBOR plus 0.50% to 1.00%, depending upon Brown & Brown's quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization and non-cash stock grant compensation. The 90-day LIBOR was 5.36% and 5.36% as of June 30, 2007 and December 31, 2006, respectively. The loan was fully funded on January 3, 2001 and as of June 30, 2007 had an outstanding balance of $6,428,000. This loan is to be repaid in equal quarterly installments of $3,214,000 through December 31,  2007.

All four of these credit agreements require Brown & Brown to maintain certain financial ratios and comply with certain other covenants. Brown & Brown was in compliance with all such covenants as of June 30, 2007 and December 31, 2006.

To hedge the risk of increasing interest rates from January 2, 2002 through the remaining six years of its seven-year $90.0 million term loan, Brown & Brown entered into an interest rate swap agreement that effectively converted the floating rate LIBOR-based interest payments to fixed interest rate payments at 4.53%. This agreement did not affect the required 0.50% to 1.00% credit risk spread portion of the term loan. In accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended, the fair value of the interest rate swap of approximately $13,000, net of related income taxes of approximately $7,000, was recorded in other assets as of June 30, 2007, and $37,000, net of related income taxes of approximately $22,000, was recorded in other assets as of December 31, 2006; with the related change in fair value reflected as other comprehensive income. Brown & Brown has designated and assessed the derivative as a highly effective cash flow hedge.

Acquisition notes payable represent debt incurred to former owners of certain insurance operations acquired by Brown & Brown. These notes and future contingent payments are payable in monthly, quarterly and annual installments through April 2011, including interest in the range from 0.0% to 8.00%.

NOTE 10 · Supplemental Disclosures of Cash Flow Information

	For the six months ended June 30,
(in thousands)	2007	2006
Cash paid during the period for:

Interest	$7,100	$7,720
Income taxes	$53,400	$52,096

Brown & Brown's significant non-cash investing and financing activities are summarized as follows:

	For the six months ended June 30,
(in thousands)	2007	2006

Unrealized holding (loss) gain on available-for-sale securities, net of tax benefit of $5,300 for 2007; net of tax effect of $463 for 2006	$(9,044)	$776
Net (loss) gain on cash-flow hedging derivative, net of tax benefit of $15 for 2007, net of tax effect of $35 for 2006	$(26)	$74
Notes payable issued or assumed for purchased customer accounts	$13,098	$27,955
Notes received on the sale of fixed assets and customer accounts	$1,389	$(1)

NOTE 11 · Comprehensive Income

The components of comprehensive income, net of related income tax effects, are as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
(in thousands)	2007	2006	2007	2006

Net income	$52,012	$44,431	$111,739	$94,457
Net unrealized holding (loss) gain on available-for-sale securities	(5,845)	339	(9,044)	776
Net (loss) gain on cash-flow hedging derivative	(10)	23	(26)	74
Comprehensive income	$46,157	$44,793	$102,669	$95,307

NOTE 12 · Legal and Regulatory Proceedings

Antitrust Actions and Related Matters

On May 21, 2007, the named plaintiffs in the Antitrust Actions (defined below) settled with the Company in exchange for the Company’s agreement to waive its claims for sanctions and to reasonably cooperate with plaintiffs in the event that they seek additional information from the Company. As previously disclosed, the Company was one of more than ten insurance intermediaries named together with a number of insurance companies as defendants in putative class action lawsuits purporting to be brought on behalf of policyholders. The Company initially became a defendant in certain of those actions in October and December of 2004. In February 2005, the Judicial Panel on Multi-District Litigation consolidated these cases, together with other putative class action lawsuits in which Brown & Brown, Inc. was not named as a party, to a single jurisdiction, the United States District Court, District of New Jersey, for pre-trial purposes. One of the consolidated actions, In Re: Employee-Benefits Insurance Antitrust Litigation, concerns employee benefits insurance and the other, styled In Re: Insurance Brokerage Antitrust Litigation, involves other lines of insurance. These two consolidated actions are collectively referred to in this report as the “Antitrust Actions.”  On April 5, 2007, the court dismissed the federal claims in the Antitrust Actions against all defendants, including the Company, but allowed the plaintiffs leave to file an amended complaint by May 22, 2007. Subsequently, the Company reached its settlement with the named plaintiffs in the Antitrust Actions and no further litigation has ensued.

Related Governmental Investigations

As previously reported, governmental agencies in a number of states have looked or are looking into issues related to compensation practices in the insurance industry, and the Company continues to respond to written and oral requests for information and/or subpoenas seeking information related to this topic. To date, requests for information and/or subpoenas have been received from governmental agencies such as attorneys general and departments of insurance. Agencies in Arizona, Virginia and Washington have concluded their respective investigations of subsidiaries of Brown & Brown, Inc. based in those states with no further action as to these entities. As previously disclosed, the Company reached a settlement with the Florida governmental agencies identified above on December 8, 2006, which terminated the joint investigation of those agencies with respect to Brown & Brown, Inc. and its subsidiaries. The settlement involved no finding of wrongdoing, no fines or penalties and no prohibition of profit-sharing compensation. In addition to monetary payments, the settlement created certain affirmative obligations for enhanced disclosures to Florida policyholders concerning compensation received by the Company.

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

The Company cannot currently predict the impact or resolution of the various governmental inquiries and thus cannot reasonably estimate a range of possible loss, which could be material, or whether the resolution of these matters may harm the Company’s business and/or lead to a decrease in or elimination of profit-sharing contingent compensation and override commissions, which could have a material adverse impact on the Company’s consolidated financial condition.

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

NOTE 13 · Segment Information

Brown & Brown's business is divided into four reportable segments: the Retail Division, which provides a broad range of insurance products and services to commercial, governmental, professional and individual customers; the National Programs Division, which is comprised of two units - Professional Programs, which provides professional liability and related package products for certain professionals delivered through nationwide networks of independent agents, and Special Programs, which markets targeted products and services designed for specific industries, trade groups, public and quasi-public entities, and market niches; the Wholesale Brokerage Division, which markets and sells excess and surplus commercial and personal lines insurance, and reinsurance, primarily through independent agents and brokers; and the Services Division, which provides insurance-related services, including third-party administration, consulting for the workers' compensation and employee benefit self-insurance markets, managed healthcare services and Medicare set-aside services. Brown & Brown conducts all of its operations within the United States of America.

Summarized financial information concerning Brown & Brown's reportable segments for the three and six months ended June 30, 2007 and 2006 is shown in the following table. The “Other” column includes any income and expenses not allocated to reportable segments and corporate-related items, including the inter-company interest expense charge to the reporting segment.

	For the six months ended June 30, 2007
		National	Wholesale
(in thousands)	Retail	Programs	Brokerage	Services	Other	Total
Total revenues	$297,375	$71,475	$95,250	$18,155	$22,902	$505,157
Investment income	99	241	1,463	17	22,749	24,569
Amortization	10,231	4,520	4,466	231	19	19,467
Depreciation	2,840	1,408	1,261	295	475	6,279
Interest	9,743	5,221	9,382	332	(17,628)	7,050
Income before income taxes	96,210	17,975	19,401	4,361	44,651	182,598
Total assets	1,280,543	511,571	654,854	37,864	(600,140)	1,884,692
Capital expenditures	2,925	1,006	2,000	241	13,828	20,000

	For the six months ended June 30, 2006
		National	Wholesale
(in thousands)	Retail	Programs	Brokerage	Services	Other	Total
Total revenues	$270,928	$75,579	$86,645	$14,719	$3,518	$451,389
Investment income	35	194	2,102	25	2,809	5,165
Amortization	9,661	4,326	3,871	97	23	17,978
Depreciation	2,792	1,079	943	239	327	5,380
Interest	9,657	5,144	8,949	111	(17,010)	6,851
Income before income taxes	81,905	23,648	18,655	3,539	24,656	152,403
Total assets	1,067,518	498,830	608,963	29,522	(489,602)	1,715,231
Capital expenditures	3,761	2,689	1,048	337	1,261	9,096

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION UPDATES THE MD&A CONTAINED IN THE COMPANY'S 2006 ANNUAL REPORT ON FORM 10-K, AND THE TWO DISCUSSIONS SHOULD BE READ TOGETHER.

GENERAL

We are a diversified insurance agency, wholesale brokerage and services organization with origins dating from 1939, headquartered in Daytona Beach and Tampa, Florida. We market and sell to our customers insurance products and services, primarily in the property, casualty and the employee benefits areas. As an agent and broker, we do not assume underwriting risks. Instead, we provide our customers with quality insurance contracts, as well as other targeted, customized risk management products and services.

Our commissions and fees revenue is comprised of commissions paid by insurance companies and fees paid directly by customers. Commission revenues generally represent a percentage of the premium paid by the insured and are materially affected by fluctuations in both premium rate levels charged by insurance companies and the insureds' underlying “insurable exposure units,” which are units that insurance companies use to measure or express insurance exposed to risk (such as property values, sales and payroll levels) so as to determine what premium to charge the insured. These premium rates are established by insurance companies based upon many factors, including reinsurance rates paid by insurance carriers, none of which we control. Beginning in 1986 and continuing through 1999, commission revenues were adversely influenced by a consistent decline in premium rates resulting from intense competition among property and casualty insurance companies for market share. This condition of a prevailing decline in premium rates, commonly referred to as a “soft market,” generally resulted in flat to reduced commissions on renewal business. The effect of this softness in rates on our commission revenues was somewhat offset by our acquisitions and net new business production. As a result of increasing “loss ratios” (the comparison of incurred losses plus adjustment expenses against earned premiums) of insurance companies through 1999, there was a general increase in premium rates beginning in the first quarter of 2000 and continuing into 2003. During 2003, the increases in premium rates began to moderate, and in certain lines of insurance, premium rates decreased. In 2004, as general premium rates continued to moderate, the insurance industry experienced the worst hurricane season since 1992 (when Hurricane Andrew hit south Florida). The insured losses from the 2004 hurricane season were absorbed relatively easily by the insurance industry and the general insurance premium rates continued to soften during 2005. During the third quarter of 2005, the insurance industry experienced the worst hurricane season ever recorded. As a result of the significant losses incurred by the insurance carriers as the result of these hurricanes, the insurance premium rates in 2006 increased on coastal property, primarily in the southeastern region of the United States. In the other regions of the United States, insurance premium rates generally declined during 2006. During the first half of 2007, a “soft market” generally prevailed in most regions of the United States, and this condition is expected to continue throughout the year.

The volume of business from new and existing insured customers, fluctuations in insurable exposure units and changes in general economic and competitive conditions further impact our revenues. For example, the increasing costs of litigation settlements and awards have caused some customers to seek higher levels of insurance coverage. Conversely, level rates of inflation or general declines in economic activity could limit increases in the values of insurable exposure units. Our revenues have continued to grow as a result of an intense focus on net new business growth and acquisitions. We anticipate that results of operations will continue to be influenced by these competitive and economic conditions throughout 2007.

We also earn “profit-sharing contingent commissions,” which are profit-sharing commissions based primarily on underwriting results, but may also reflect considerations for volume, growth and/or retention. These commissions are primarily received in the first and second quarters of each year, based on underwriting results and other aforementioned considerations for the prior year(s). Over the last three calendar years profit-sharing contingent commissions have averaged approximately 5.4% of the previous year's total commissions and fees revenue. Profit-sharing contingent commissions are included in our total commissions and fees in the Consolidated Statements of Income in the year received. The term “core commissions and fees” excludes profit-sharing contingent commissions and therefore represents the revenues earned directly from specific insurance policies sold, and specific fee-based services rendered. Recently, three national insurance carriers announced the replacement of the current loss-ratio based profit-sharing contingent commission calculation with a more guaranteed fixed-based methodology. As of June 30, 2007, $3.2 million was accrued for these new “Guaranteed Supplemental Commissions” and additional accruals will be made on a quarterly basis going forward, as appropriate.

Fee revenues are generated primarily by our Services Division, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers' compensation and all-lines liability arenas, as well as Medicare set-aside services. In each of the past three calendar years, fee revenues generated by the Services Division have declined as a percentage of our total commissions and fees, from 4.0% in 2004 to 3.8% in 2006. This declining trend is expected to continue as the revenues from our other reportable segments grow at a faster pace.

Investment income consists primarily of interest earnings on premiums and advance premiums collected and held in a fiduciary capacity before being remitted to insurance companies. Our policy is to invest available funds in high-quality, short-term fixed income investment securities subject to the requirements of  applicable laws. Investment income also includes gains and losses realized from the sale of investments.

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

The more critical accounting and reporting policies include our accounting for revenue recognition, business acquisitions and purchase price allocations, intangible asset impairments, reserves for litigation and derivative interests. In particular, the accounting for these areas requires significant judgments to be made by management. Different assumptions in the application of these policies could result in material changes in our consolidated financial position or consolidated results of operations. Refer to Note 1 in the “Notes to Consolidated Financial Statements” in our 2006 Annual Report on Form 10-K on file with the Securities and Exchange Commission for details regarding our critical and significant accounting policies.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Consolidated Financial Statements and related Notes.

Financial information relating to our Condensed Consolidated Financial Results for the three and six month periods ended June 30, 2007 and 2006 is as follows (in thousands, except percentages):

	For the three months			For the six months
	ended June 30,			ended June 30,
			%			%
	2007	2006	Change	2007	2006	Change
REVENUES
Commissions and fees	$227,730	$212,823	7.0%	$429,232	$407,271	5.4%
Profit-sharing contingent commissions	2,746	4,604	(40.4)%	46,803	38,071	22.9%
Investment income	12,990	2,956	339.4%	24,569	5,165	375.7%
Other income, net	3,178	424	649.5%	4,553	882	416.2%
Total revenues	246,644	220,807	11.7%	505,157	451,389	11.9%

EXPENSES
Employee compensation and benefits	112,636	103,180	9.2%	223,446	203,910	9.6%
Non-cash stock-based compensation	1,334	1,434	(7.0)%	2,836	3,764	(24.7)%
Other operating expenses	31,558	30,134	4.7%	63,481	61,103	3.9%
Amortization	9,965	8,978	11.0%	19,467	17,978	8.3%
Depreciation	3,239	2,785	16.3%	6,279	5,380	16.7%
Interest	3,416	3,329	2.6%	7,050	6,851	2.9%
Total expenses	162,148	149,840	8.2%	322,559	298,986	7.9%

Income before income taxes	84,496	70,967	19.1%	182,598	152,403	19.8%

Income taxes	32,484	26,536	22.4%	70,859	57,946	22.3%

NET INCOME	$52,012	$44,431	17.1%	$111,739	$94,457	18.3%

Net internal growth rate - core commissions and fees	(1.0)%	6.8%		(1.4)%	4.1%
Employee compensation and benefits ratio	45.7%	46.7%		44.2%	45.2%
Other operating expenses ratio	12.8%	13.6%		12.6%	13.5%

Capital expenditures	$3,721	$4,619		$20,000	$9,096
Total assets at June 30, 2007 and 2006				$1,884,692	$1,715,231

Net Income

Net income for the second quarter of 2007 was $52.0 million, or $0.37 per diluted share, compared with net income in the second quarter of 2006 of $44.4 million, or $0.32 per diluted share, a 15.6% increase on a per-share basis.  Net income for the six months ended June 30, 2007 was $111.7 million or $0.79 per diluted share, compared with net income for the comparable period in 2006 of $94.5 million, or $0.67 per diluted share, a 17.9 % increase on a per-share basis.

Commissions and Fees

Commissions and fees, including profit-sharing contingent commissions, for the second quarter of 2007 increased $13.0 million, or 6.0%, over the same period in 2006. Profit-sharing contingent commissions for the second quarter of 2007 decreased $1.9 million over the second quarter of 2006, to $2.7 million. Core commissions and fees are our commissions and fees, less (i) profit-sharing contingent commissions and (ii) divested business (commissions and fees generated from offices, books of business or niches sold or terminated). Core commissions and fees revenue for the second quarter of 2007 increased $16.1 million, of which approximately $18.2 million represents core commissions and fees from agencies acquired since the third quarter of 2006. After divested business of $1.2 million, the remaining net decrease of $2.1 million represents net lost business, which reflects a (1.0%) internal growth rate for core commissions and fees.

Commissions and fees for the six months ended June 30, 2007 increased $30.7 million, or 6.9%, over the same period in 2006. For the six months ended June 30, 2007, profit-sharing contingent commissions increased $8.7 million over the comparable period in 2006. Core commissions and fees revenue for the first six months of 2007 increased $24.0 million, of which approximately $29.6 million of the total increase represents core commissions and fees from agencies acquired since the comparable period in 2006. After divested business of $2.0 million, the remaining $5.6 million represents net lost business, which reflects a (1.4%) internal growth rate for core commissions and fees.

Investment Income

Investment income for the three months ended June 30, 2007 increased $10.0 million, or 339.4%, over the same period in 2006. Investment income for the six months ended June 30, 2007 increased $19.4 million, or 375.7%, over the same period in 2006. These increases are primarily due to the sale of our investment in Rock-Tenn Company which we have owned for over 25 years, for net gains of approximately $8.8 million in the first quarter of 2007 and $9.8 million in the second quarter of 2007.

Other Income, net

Other income for the three months ended June 30, 2007 increased $2.8 million, or 649.5%, over the same period in 2006. Other income for the six months ended June 30, 2007 increased $3.7 million, or 416.2%, over the same period in 2006. Other income consists primarily of gains and losses from the sale and disposition of assets. Although we are not in the business of selling customer accounts, we periodically will sell an office or a book of business (one or more customer accounts) that does not produce reasonable margins or demonstrate a potential for growth.

Employee Compensation and Benefits

Employee compensation and benefits for the second quarter of 2007 increased $9.5 million, or 9.2%, over the same period in 2006. This increase is primarily related to the addition of new employees from acquisitions completed since July 1, 2006. Employee compensation and benefits as a percentage of total revenue decreased to 45.7% for the second quarter of 2007, from 46.7% for the second quarter of 2006. Excluding the impact of the gain on the sale of the Rock-Tenn Company stock, employee compensation and benefits as a percentage of total revenues increased to 47.6% of total revenues from 46.7% in the second quarter of 2006. This increase in the expense percentage represents approximately $2.0 million in net additional salaries costs.

Employee compensation and benefits for the six months ended June 30, 2007 increased $19.5 million, or 9.6%, over the same period in 2006. For the six months ended June 30, 2007, employee compensation and benefits as a percentage of total revenue decreased to 44.2%, from 45.2% for the same period in 2006. The improved percentage for the six months ended June 30, 2007 was primarily the result of the impact of increased revenues due to more profit-sharing contingent commissions received in the first half of 2007 versus 2006, and the gain on the sale of the Rock-Tenn Company stock. Excluding the impact of the gain on the sale of the Rock-Tenn Company stock, employee compensation and benefits as a percentage of the total revenues increased to 45.9% of total revenues from 45.2% in the first six months of 2006. This increase in the expense percentage represents approximately $3.6 million in net additional salaries costs.

Non-Cash Stock-Based Compensation

Non-cash stock-based compensation for the three and six months ended June 30, 2007 decreased approximately $0.1 million, or 7.0%, and $0.9 million, or 24.7%, respectively. For the entire year of 2007, we expect the total non-cash stock-based compensation expense to be approximately $6.0 million to $6.5 million, as compared to the total cost for the year 2006 of $5.4 million. The increased annual estimated cost primarily relates to the expensing of the 15% discount granted to employees under the Company's Employee Stock Purchase Plan.

Other Operating Expenses

Other operating expenses for the second quarter of 2007 increased $1.4 million, or 4.7%, over the same period in 2006. These increases are primarily the result of acquisitions completed since the third quarter of 2006 that had no comparable results in the same period of 2006. Other operating expenses as a percentage of revenues for the second quarter of 2007 decreased to 12.8%, compared with 13.6% for the same period in 2006. Excluding the impact of the gain on the sale of the Rock-Tenn Company stock, other operating expenses as a percentage of the total revenues decreased to only 13.3% of total revenues from 13.6% in the second quarter of 2006. The improvement in this expense percentage represents approximately $0.8 million in net cost savings which were generated from lower bad debt expense and professional fees than in the comparable period of 2006.

For the six months ended June 30, 2007, other operating expenses increased $2.4 million, or 3.9%, over the same period in 2006.  For the six months ended June 30, 2007, other operating expenses as a percentage of revenues decreased to 12.6%, compared with 13.5% for the same period in 2006. Excluding the impact of the gain on the sale of the Rock-Tenn Company stock, other operating expenses as a percentage of the total revenues decreased to  13.0% of total revenues from 13.5% in the first half of 2006. The improvement in this expense percentage represents approximately $2.4 million in net cost savings which were generated primarily from lower errors and omissions expense and bad debt expense in the first half of 2007 than in the first half of 2006.

Amortization

Amortization expense for the second quarter of 2007 increased $1.0 million, or 11.0%, over the second quarter of 2006. For the six months ended June 30, 2007, amortization expense increased $1.5 million, or 8.3%, over the same period in 2006. These increases are primarily due to the amortization of additional intangible assets as a result of acquisitions completed since July 1, 2006.

Depreciation

 Depreciation expense for the second quarter of 2007 increased $0.5 million, or 16.3%, over the second quarter of 2006. For the six months ended June 30, 2007, depreciation expense increased $0.9 million, or 16.7%, over the same period in 2006. These increases are due primarily to the purchase of new computers, related equipment and software, and the depreciation associated with new acquisitions completed since July 1, 2006.

Interest Expense

Interest expense for the second quarter of 2007 increased $0.1 million, or 2.6%, over the same period in 2006. For the six months ended June 30, 2007, interest expense increased $0.2 million, or 2.9%, over the same period in 2006. These increases are primarily due to the additional $25.0 million of unsecured Series C Senior Notes issued in the fourth quarter of 2006.

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

The internal growth rates for our core commissions and fees for the three months ended June 30, 2007 and 2006, by divisional units are as follows (in thousands, except percentages):

2007	For the three months		Total	Total	Less	Internal
	ended June 30,		Net	Net	Acquisition	Net
	2007	2006	Change	Growth %	Revenues	Growth %

Florida Retail	$50,876	$46,812	$4,064	8.7%	$762	7.1%
National Retail	65,150	52,052	13,098	25.2%	11,711	2.7%
Western Retail	25,472	26,426	(954)	(3.6)%	122	(4.1)%
Total Retail(1)	141,498	125,290	16,208	12.9%	12,595	2.9%

Professional Programs	9,080	9,034	46	0.5%	131	(0.9)%
Special Programs	22,599	26,525	(3,926)	(14.8)%	1,454	(20.3)%
Total National Programs	31,679	35,559	(3,880)	(10.9)%	1,585	(15.4)%

Wholesale Brokerage	45,369	42,736	2,633	6.2%	3,390	(1.8)%

Services	9,184	8,051	1,133	14.1%	654	5.9%

Total Core Commissions and Fees	$227,730	$211,636	$16,094	7.6%	$18,224	(1.0)%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Condensed Consolidated Statements of Income for the three months ended June 30, 2007 and 2006 is as follows (in thousands, except percentages):

	For the three months ended June 30,
	2007	2006

Total core commissions and fees	$227,730	$211,636
Profit-sharing contingent commissions	2,746	4,604
Divested business	-	1,187

Total commission & fees	$230,476	$217,427

2006	For the three months		Total	Total	Less	Internal
	ended June 30,		Net	Net	Acquisition	Net
	2006	2005	Change	Growth %	Revenues	Growth %

Florida Retail	$47,029	$40,738	$6,291	15.4%	$97	15.2%
National Retail	53,025	51,134	1,891	3.7%	3,024	(2.2)%
Western Retail	26,423	25,513	910	3.6%	1,495	(2.3)%
Total Retail(1)	126,477	117,385	9,092	7.7%	4,616	3.8%

Professional Programs	9,124	9,647	(523)	(5.4)%	-	(5.4)%
Special Programs	26,435	20,705	5,730	27.7%	1,706	19.4%
Total National Programs	35,559	30,352	5,207	17.2%	1,706	11.5%

Wholesale Brokerage	42,736	34,077	8,659	25.4%	4,103	13.4%

Services	8,051	6,449	1,602	24.8%	1,348	3.9%

Total Core Commissions and Fees	$212,823	$188,263	$24,560	13.0%	$11,773	6.8%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Condensed Consolidated Statements of Income for the three months ended June 30, 2006 and 2005 is as follows (in thousands, except percentages):

	For the three months ended June 30,
	2006	2005

Total core commissions and fees	$212,823	$188,263
Profit-sharing contingent commissions	4,604	4,002
Divested business	-	473

Total commission & fees	$217,427	$192,738

(1)	The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 13 which includes corporate and consolidation items.

The internal growth rates for our core commissions and fees for the six months ended June 30, 2007 and 2006, by divisional units are as follows (in thousands, except percentages):

2007	For the six months		Total	Total	Less	Internal
	ended June 30,		Net	Net	Acquisition	Net
	2007	2006	Change	Growth %	Revenues	Growth %

Florida Retail	$94,794	$85,987	$8,807	10.2%	$1,329	8.7%
National Retail	118,284	102,579	15,705	15.3%	14,673	1.0%
Western Retail	48,779	51,454	(2,675)	(5.2)%	281	(5.7)%
Total Retail(1)	261,857	240,020	21,837	9.1%	16,283	2.3%

Professional Programs	19,518	19,191	327	1.7%	257	0.4%
Special Programs	47,083	53,484	(6,401)	(12.0)%	3,318	(18.2)%
Total National Programs	66,601	72,675	(6,074)	(8.4)%	3,575	(13.3)%

Wholesale Brokerage	82,636	77,879	4,757	6.1%	7,367	(3.4)%

Services	18,138	14,695	3,443	23.4%	2,328	7.6%

Total Core Commissions and Fees	$429,232	$405,269	$23,963	5.9%	$29,553	(1.4)%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Consolidated Statements of Income for the six months ended June 30, 2007 and 2006 is as follows (in thousands, except percentages):

	For the six months ended June 30,
	2007	2006

Total core commissions and fees	$429,232	$405,269
Profit-sharing contingent commissions	46,803	38,071
Divested business	-	2,002

Total commission & fees	$476,035	$445,342

2006	For the six months		Total	Total	Less	Internal
	ended June 30,		Net	Net	Acquisition	Net
	2006	2005	Change	Growth %	Revenues	Growth %

Florida Retail	$86,289	$78,049	$8,240	10.6%	$381	10.1%
National Retail	104,282	100,560	3,722	3.7%	6,099	(2.4)%
Western Retail	51,451	50,630	821	1.6%	2,865	(4.0)%
Total Retail(1)	242,022	229,239	12,783	5.6%	9,345	1.5%

Professional Programs	19,462	20,613	(1,151)	(5.6)%	-	(5.6)%
Special Programs	53,213	42,117	11,096	26.3%	4,229	16.3%
Total National Programs	72,675	62,730	9,945	15.9%	4,229	9.1%

Wholesale Brokerage	77,879	55,444	22,435	40.5%	17,168	9.5%

Services	14,695	12,833	1,862	14.5%	1,348	4.0%

Total Core Commissions and Fees	$407,271	$360,246	$47,025	13.1%	$32,090	4.1%

         The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Consolidated Statements of Income for the six months ended June 30, 2006 and 2005 is as follows (in thousands, except percentages):

	For the six months ended June 30,
	2006	2005

Total core commissions and fees	$407,271	$360,246
Profit-sharing contingent commissions	38,071	31,846
Divested business	-	961

Total commission & fees	$445,342	$393,053

(1)	The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 13 which includes corporate and consolidation items.

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

Financial information relating to Brown & Brown's Retail Division for the three-and six-month periods ended June 30, 2007 and 2006 is as follows (in thousands, except percentages):

	For the three months			For the six months
	ended June 30,			ended June 30,
			%			%
	2007	2006	Change	2007	2006	Change
REVENUES
Commissions and fees	$142,068	$126,213	12.6%	$261,725	$241,657	8.3%
Profit-sharing contingent commissions	1,220	1,979	(38.4)%	30,989	28,742	7.8%
Investment income	53	13	307.7%	99	35	182.9%
Other income, net	3,215	172	NMF	4,562	494	823.5%
Total revenues	146,556	128,377	14.2%	297,375	270,928	9.8%

EXPENSES
Employee compensation and benefits	68,771	60,673	13.3%	133,443	123,304	8.2%
Non-cash stock-based compensation	838	746	12.3%	1,622	1,485	9.2%
Other operating expenses	22,038	21,099	4.5%	43,286	42,124	2.8%
Amortization	5,347	4,833	10.6%	10,231	9,661	5.9%
Depreciation	1,451	1,418	2.3%	2,840	2,792	1.7%
Interest	5,448	4,873	11.8%	9,743	9,657	0.9%
Total expenses	103,893	93,642	10.9%	201,165	189,023	6.4%

Income before income taxes	$42,663	$34,735	22.8%	$96,210	$81,905	17.5%

Net internal growth rate - core commissions and fees	2.9%	3.8%		2.3%	1.5%
Employee compensation and benefits ratio	46.9%	47.3%		44.9%	45.5%
Other operating expenses ratio	15.0%	16.4%		14.6%	15.5%
Capital expenditures	$1,518	$2,255		$2,925	$3,761
Total assets at June 30, 2007 and 2006				$1,280,543	$1,067,518

The Retail Division's total revenues during the three months ended June 30, 2007 increased 14.2%, or $18.2 million, to $146.6 million. Profit-sharing contingent commissions for the second quarter of 2007 decreased $0.8 million from the second quarter of 2006. Of the increase in revenues, approximately $12.6 million related to the core commissions and fees from acquisitions that had no comparable revenues in the same period of 2006. Commissions and fees recorded in the second quarter of 2006 from business divested during 2007 was $1.2 million. The Retail Division's internal growth rate for core commissions and fees was 2.9% for the second quarter of 2007, and was driven by higher insurance property rates in the southeastern United States. However, in other regions of the United States, insurance premium rates continue to soften. Income before income taxes for the three months ended June 30, 2007 increased 22.8%, or $7.9 million, to $42.7 million. This increase is primarily due to the earnings from acquisitions and the net new business

The Retail Division's total revenues during the six months ended June 30, 2007 increased 9.8%, or $26.4 million, to $297.4 million. Profit-sharing contingent commissions for the six months ended June 30, 2007, increased $2.2 million, over the same period in 2006. Of the increase in revenues, approximately $16.3 million related to the core commissions and fees from acquisitions that had no comparable revenues in the same period of 2006. Commissions and fees recorded in the six months ended June 30, 2006 from business divested during 2007 was $2.0 million.  The balance of the increase is primarily due to net new business growth in core commissions and fees. The Retail Division's internal growth rate for core commissions and fees was 2.3% for the six months ended June 30, 2007. Income before income taxes for the six months ended June 30, 2007 increased 17.5%, or $14.3 million, to $96.2 million. This increase is primarily due to the earnings from acquisitions and net new business.

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

Financial information relating to our National Programs Division for the three-and six-month periods ended June 30, 2007 and 2006 is as follows (in thousands, except percentages):

	For the three months			For the six months
	ended June 30,			ended June 30,
			%			%
	2007	2006	Change	2007	2006	Change
REVENUES
Commissions and fees	$31,679	$35,559	(10.9)%	$66,601	$72,675	(8.4)%
Profit-sharing contingent commissions	953	905	5.3%	4,644	2,682	73.2%
Investment income	118	97	21.6%	241	194	24.2%
Other income (loss), net	-	17	(100.0)%	(11)	28	(139.3)%
Total revenues	32,750	36,578	(10.5)%	71,475	75,579	(5.4)%

EXPENSES
Employee compensation and benefits	14,438	14,192	1.7%	30,046	29,864	0.6%
Non-cash stock-based compensation	215	131	64.1%	405	262	54.6%
Other operating expenses	5,855	5,433	7.8%	11,900	11,256	5.7%
Amortization	2,261	2,138	5.8%	4,520	4,326	4.5%
Depreciation	711	543	30.9%	1,408	1,079	30.5%
Interest	2,527	2,527	0.0%	5,221	5,144	1.5%
Total expenses	26,007	24,964	4.2%	53,500	51,931	3.0%

Income before income taxes	$6,743	$11,614	(41.9)%	$17,975	$23,648	(24.0)%

Net internal growth rate - core commissions and fees	(15.4)%	11.5%		(13.3)%	9.1%
Employee compensation and benefits ratio	44.1%	38.8%		42.0%	39.5%
Other operating expenses ratio	17.9%	14.9%		16.6%	14.9%
Capital expenditures	$547	$1,283		$1,006	$2,689
Total assets at June 30, 2007 and 2006				$511,571	$498,830

Total revenues for National Programs for the three months ended June 30, 2007 decreased 10.5%, or $3.8 million, to $32.8 million. Profit-sharing contingent commissions for the second quarter of 2007 increased less than $0.1 million over the second quarter of 2006. Included within the net decrease in revenues, approximately $1.6 million is related to core commissions and fees from acquisitions that had no comparable revenues in the same period of 2006. The remaining net decrease of approximately $5.5 million is primarily due to net lost business, of which $5.4 million is from the condominium program administered by one of our subsidiaries, Florida Intercoastal Underwriters, Limited Company (“FIU”) as described below. Therefore, the National Programs Division's internal growth rate for the core commissions and fees was (15.4%) for the three months ended June 30, 2007. Income before income taxes for the three months ended June 30, 2007 decreased 41.9%, or $4.9 million, to $6.7 million, from the same period in 2006. This decrease is primarily due to net lost business.

Total revenues for National Programs for the six months ended June 30, 2007 decreased 5.4%, or $4.1 million, to $71.5 million. Profit-sharing contingent commissions for the six months ended June 30, 2007 increased $2.0 million over the same period in 2006. Of the net decrease in revenues, approximately $3.6 million related to core commissions and fees from acquisitions that had no comparable revenues in the same period of 2006. The remaining net decrease of approximately $9.6 million is primarily due to net lost business. Therefore the National Programs Division's internal growth rate for core commissions and fees was (13.3%) for the six months ended June 30, 2007. The Professional Programs Unit, within the National Programs Division, had a 0.4% in internal growth rate due to stabilizing professional liability rates. However, the Special Programs Unit had a (18.2)% internal growth rate, primarily due to $9.8 million of lost business in the condominium program administered by FIU. This lost business was primarily a result of the changing rate structure implemented by Citizens Property Insurance Corporation, which is sponsored by the State of Florida (“Citizens”). Income before income taxes for the six months ended June 30, 2007 decreased 24.0%, or $5.7 million, to $18.0 million, from the same period in 2006. This decrease is primarily due to net lost business.

Wholesale Brokerage Division

The Wholesale Brokerage Division markets and sells excess and surplus commercial and personal lines insurance and reinsurance, primarily through independent agents and brokers. Like the Retail and National Programs Divisions, the Wholesale Brokerage Division's revenues are primarily commission-based.

Financial information relating to our Wholesale Brokerage Division for the three-and six-month periods ended June 30, 2007 and 2006 is as follows (in thousands, except percentages):

	For the three months			For the six months
	ended June 30,			ended June 30,
			%			%
	2007	2006	Change	2007	2006	Change

REVENUES
Commissions and fees	$45,369	$42,736	6.2%	$82,636	$77,879	6.1%
Profit-sharing contingent commissions	573	1,720	(66.7)%	11,170	6,647	68.0%
Investment income	758	1,196	(36.6)%	1,463	2,102	(30.4)%
Other income (loss), net	(36)	11	(427.3)%	(19)	17	(211.8)%
Total revenues	46,664	45,663	2.2%	95,250	86,645	9.9%

EXPENSES
Employee compensation and benefits	22,586	20,495	10.2%	44,880	39,105	14.8%
Non-cash stock-based compensation	278	129	115.5%	395	259	52.5%
Other operating expenses	7,825	7,429	5.3%	15,465	14,863	4.1%
Amortization	2,232	1,909	16.9%	4,466	3,871	15.4%
Depreciation	660	524	26.0%	1,261	943	33.7%
Interest	4,527	4,508	0.4%	9,382	8,949	4.8%
Total expenses	38,108	34,994	8.9%	75,849	67,990	11.6%

Income before income taxes	$8,556	$10,669	(19.8)%	$19,401	$18,655	4.0%

Net internal growth rate - core commissions and fees	(1.8)%	13.4%		(3.4)%	9.5%
Employee compensation and benefits ratio	48.4%	44.9%		47.1%	45.1%
Other operating expenses ratio	16.8%	16.3%		16.2%	17.2%
Capital expenditures	$1,431	$671		$2,000	$1,048
Total assets at June 30, 2007 and 2006				$654,854	$608,963

 The Wholesale Brokerage Division's total revenues for the three months ended June 30, 2007 increased 2.2%, or $1.0 million, to $46.7 million over the same period in 2006. Profit-sharing contingent commissions for the second quarter of 2007 decreased $1.1 million from the same quarter of 2006. Of the increase in revenues, approximately $3.4 million related to core commissions and fees from acquisitions that had no comparable revenues in the same period of 2006.  The remaining net decrease is primarily due to $0.8 million of net lost business in core commissions and fees. As such, the Wholesale Brokerage Division's internal growth rate for core commissions and fees was (1.8)% for the second quarter of 2007. Income before income taxes for the three months ended June 30, 2007 decreased 19.8%, or $2.1 million, to $8.6 million from the same period in 2006, primarily due to the decrease in profit-sharing contingent commissions and net lost business.

The Wholesale Brokerage Division's total revenues for the six months ended June 30, 2007 increased 9.9%, or $8.6 million, to $95.3 million over the same period in 2006. Profit-sharing contingent commissions for the six months ended June 30, 2007 increased $4.5 million from the same period in 2006. Of the increase in revenues, approximately $7.4 million related to core commissions and fees from acquisitions that had no comparable revenues in the same period of 2006.  The remaining net decrease is primarily due to net lost business of $2.6 million in core commissions and fees. As such, the Wholesale Brokerage Division's internal growth rate for core commissions and fees was (3.4)% for the six months ended June 30, 2007. A majority of the net lost business was the result of the $3.3 million impact that the slowing residential home builders market had on one of our Wholesale Brokerage operations that focuses on that industry in the southwestern region of the United States, and a $3.9 million impact primarily from business moving from excess and surplus lines insurance carriers to Citizens. Income before income taxes for the six months ended June 30, 2007 increased 4.0%, or $0.7 million, to $19.4 million over the same period in 2006, primarily due to the increase in profit-sharing contingent commissions.

Services Division

The Services Division provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers' compensation and all-lines liability areas, as well as Medicare set-aside services. Unlike our other segments, approximately 98% of the Services Division's 2007 commissions and fees revenue is generated from fees, which are not significantly affected by fluctuations in general insurance premiums.

Financial information relating to our Services Division for the three-and six-month periods ended June 30, 2007 and 2006 is as follows (in thousands, except percentages):

	For the three months			For the six months
	ended June 30,			ended June 30,
			%			%
	2007	2006	Change	2007	2006	Change

REVENUES
Commissions and fees	$9,184	$8,051	14.1%	$18,138	$14,695	23.4%
Profit-sharing contingent commissions	-	-	-	-	-	-
Investment income	11	12	(8.3)%	17	25	(32.0)%
Other income (loss), net	(1)	(2)	(50.0)%	-	(1)	(100.0)%
Total revenues	9,194	8,061	14.1%	18,155	14,719	23.3%

EXPENSES
Employee compensation and benefits	5,054	4,451	13.5%	10,106	8,351	21.0%
Non-cash stock-based compensation	35	29	20.7%	70	59	18.6%
Other operating expenses	1,411	1,243	13.5%	2,760	2,323	18.8%
Amortization	116	86	34.9%	231	97	138.1%
Depreciation	144	134	7.5%	295	239	23.4%
Interest	167	110	51.8%	332	111	199.1%
Total expenses	6,927	6,053	14.4%	13,794	11,180	23.4%

Income before income taxes	$2,267	$2,008	12.9%	$4,361	$3,539	23.2%

Net internal growth rate - core commissions and fees	5.9%	3.9%		7.6%	4.0%
Employee compensation and benefits ratio	55.0%	55.2%		55.7%	56.7%
Other operating expenses ratio	15.3%	15.4%		15.2%	15.8%
Capital expenditures	$118	$217		$241	$337
Total assets at June 30, 2007 and 2006				$37,864	$29,522

 The Services Division's total revenues for the three months ended June 30, 2007 increased 14.1%, or $1.1 million, to $9.2 million from the same period in 2006. Core commissions and fees reflect an internal growth rate of 5.9% for the second quarter of 2007. Income before income taxes for the three months ended June 30, 2007 increased 12.9%, or $0.3 million, to $2.3 million from the same period in 2006, primarily due to the earnings from acquisitions and net new business from the net internal growth rate.

The Services Division's total revenues for the six months ended June 30, 2007 increased 23.3%, or $3.4 million, to $18.2 million from the same period in 2006. Core commissions and fees reflect an internal growth rate of 7.6% for the six months ended June 30, 2007. Income before income taxes for the six months ended June 30, 2007 increased 23.2%, or $0.8 million, to $4.4 million from the same period in 2006 primarily due to the earnings from acquisitions and net new business. As of August 1, 2007, one of our largest third-party administration clients has taken their service in-house and as a result, the Services Division will lose approximately $430,000 of revenues per month.

Other

As discussed in Note 13 of the Notes to Consolidated Financial Statements, the “Other” column in the Segment Information table includes any income and expenses not allocated to reportable segments, and corporate-related items, including the inter-company interest expense charged to the reporting segment.

Investment income included in the “Other” column in the Segment Information table reflects a realized gain from the sale of our common stock investment in Rock-Tenn Company of $18,664,000, of which $8,840,000 was realized in the first quarter of 2007 and $9,824,000 was realized in the second quarter of 2007. As of June 30, 2007, we no longer own any shares of Rock-Tenn Company.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents of $67.9 million at June 30, 2007 reflected a decrease of $20.5 million from the $88.5 million balance at December 31, 2006. For the six-month period ended June 30, 2007, $115.3 million of cash was provided from operating activities. Also during this period, $111.8 million of cash was used for acquisitions, $20.0 million was used for additions to fixed assets, $14.9 million was used for payments on long-term debt and $16.8 million was used for payment of dividends.

Contractual Cash Obligations

As of June 30, 2007, our contractual cash obligations were as follows:

	Payments Due by Period
		Less Than			After 5
(in thousands)	Total	1 Year	1-3 Years	4-5 Years	Years

Long-term debt	$242,586	$17,154	$294	$100,138	$125,000
Capital lease obligations	36	36	-	-	-
Other long-term liabilities	12,576	10,094	315	395	1,772
Operating leases	91,267	22,061	35,821	19,816	13,569
Interest obligations	79,859	13,223	26,166	21,723	18,747
Maximum future acquisition contingency payments	200,571	84,156	83,165	33,250	-
Total contractual cash obligations	$626,895	$146,724	$145,761	$175,322	$159,088

In July 2004, we completed a private placement of $200.0 million of unsecured senior notes (the “Notes”). The $200.0 million is divided into two series: Series A, for $100.0 million due in 2011 and bearing interest at 5.57% per year; and Series B, for $100.0 million due in 2014 and bearing interest at 6.08% per year. The closing on the Series B Notes occurred on July 15, 2004. The closing on the Series A Notes occurred on September 15, 2004. Brown & Brown has used the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. As of June 30, 2007 and December 31, 2006 there was an outstanding balance of $200.0 million on the Notes.

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

Also on December 22, 2006, we entered into a Second Amendment to Amended and Restated Revolving and Term Loan Agreement (the “Second Term Amendment”) and a Third Amendment to Revolving Loan Agreement (the “Third Revolving Amendment”) with a national banking institution, amending the existing Amended and Restated Revolving and Term Loan Agreement dated January 3, 2001 (the “Term Agreement”) and the existing Revolving Loan Agreement dated September 29, 2003, as amended (the “Revolving Agreement”), respectively. The amendments provided covenant exceptions for the notes issued or to be issued under the Master Agreement, and relaxed or deleted certain other covenants. In the case of the Third Revolving Amendment, the lending commitment was reduced from $75.0 million to $20.0 million, the maturity date was extended from September 30, 2008 to December 20, 2011, and the applicable margins for advances and the availability fee were reduced. Based on our funded debt to EBITDA ratio, the applicable margin for Eurodollar advances changed from a range of 0.625% to 1.625% to a range of 0.450% to 0.875%. The applicable margin for base rate advances changed from a range of 0.00% to 0.125% to the Prime Rate less 1.000%. The availability fee changed from a range of 0.175% to 0.250% to a range of 0.100% to 0.200%. The 90-day London Interbank Offering Rate (“LIBOR”) was 5.36% and 5.36% as of June 30, 2007 and December 2006, respectively. There were no borrowings against this facility at June 30, 2007 or December 31, 2006.

In January 2001, we entered into a $90.0 million unsecured seven-year term loan agreement with a national banking institution, bearing an interest rate based upon the 30-, 60- or 90-day LIBOR plus 0.50% to 1.00%, depending upon our quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization and non-cash stock grant compensation. The 90-day LIBOR was 5.36% and 5.36% as of June 30, 2007 and December 2006, respectively. The loan was fully funded on January 3, 2001 and as of June 30, 2007 had an outstanding balance of $6,428,000. This loan is to be repaid in equal quarterly installments of $3,214,000 through December 2007.

All four of these credit agreements require us to maintain certain financial ratios and comply with certain other covenants. We were in compliance with all such covenants as of June 30, 2007 and December 31, 2006.

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

Historically, much of our cash has been used for acquisitions. If additional acquisition opportunities should become available that exceed our current cash flow, we believe that given our relatively low debt-to-total-capitalization ratio, we would have the ability to raise additional capital through either the private or public debt markets, or the public equity market.

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

Our invested assets are held as cash and cash equivalents, restricted cash, available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit. These investments are subject to interest rate risk and equity price risk. The fair values of our cash and cash equivalents, restricted cash, and certificates of deposit at June 30, 2007 and December 31, 2006 approximated their respective carrying values due to their short-term duration and therefore such market risk is not considered to be material.

We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date. As of December 31, 2006, our largest security investment was 559,970 common stock shares of Rock-Tenn Company, a New York Stock Exchange listed company, which we have owned for more than 25 years. Our investment in Rock-Tenn Company accounted for 81% of the total value of available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit as of December 31, 2006. Rock-Tenn Company's closing stock price at June 30, 2007 and December 31, 2006 was $31.72 and $27.11 respectively. In late January 2007, the stock of Rock-Tenn Company began trading in excess of $32.00 per share and the Board of Directors authorized the sale of one half of our investment, and subsequently authorized the sale of the balance of the shares. We realized a gain in excess of our original cost basis of $8,840,000 in the first quarter of 2007 and $9,824,000 in the second quarter of 2007. As of June 30, 2007, we have no remaining shares of Rock-Tenn Company and thus have no current exposure to equity price risk relating to the common stock of Rock-Tenn Company.

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

At June 30, 2007, the interest rate swap agreement was as follows:

(in thousands, except percentages)	Contractual/ Notional Amount	Fair Value	Weighted Average Pay Rates	Weighted Average Received Rates

Interest rate swap agreement	$6,428	$20	4.53%	5.36%

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

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, those controls.

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

CEO and CFO Certifications

Exhibits 31.1 and 31.2 are the Certifications of the CEO and the CFO, respectively. The Certifications are supplied in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This Item 4 of this Report is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II

ITEM 1. LEGAL PROCEEDINGS

In Item 3 of Part I of the Company's Annual Report on Form 10-K for its fiscal year ending December 31, 2006, certain information concerning certain legal proceedings and other matters was disclosed. Such information was current as of the date of filing. Additional relevant information is set forth below.

As disclosed in the Company's Quarterly Report on Form 10-Q for its fiscal quarter ending March 31, 2007, on April 5, 2007, the United States District Court, District of New Jersey, dismissed all claims alleging violations of federal law against all defendants, including the Company, in two lawsuits (which had been previously consolidated, along with certain other suits, for pre-trial purposes). In Re:  Employee-Benefits Insurance Antitrust Litigation, concerning employee benefits insurance, and In Re:  Insurance Brokerage Antitrust Litigation, concerning other lines of insurance, but allowed the plaintiffs leave to file an amended complaint by May 22, 2007.

Subsequently, on May 21, 2007, the plaintiffs in these lawsuits settled with the Company in exchange for the Company's agreement to waive its claims for sanctions and to reasonably cooperate with plaintiffs in the event that they seek additional information from the Company.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors previously disclosed in Item 1A, “Risk Factors” included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on May 16, 2007. At the meeting, one matter was submitted to a vote of security holders.

1.	Election of eleven directors

The number of votes cast for, withheld or abstaining with respect to the election of each of the directors is set forth below:

	For	Abstain/ Withheld
J. Hyatt Brown	118,069,566	6,963,703
Samuel P. Bell, III	94,915,315	30,117,954
Hugh M. Brown	124,506,899	526,370
Bradley Currey, Jr.	124,256,822	776,447
Jim W. Henderson	124,595,397	437,872
Theodore J. Hoepner	124,264,757	768,512
David H. Hughes	124,263,363	769,906
Toni Jennings	124,526,310	506,959
John R. Riedman	119,164,031	5,869,238
Jan E. Smith	118,838,342	6,194,927
Chilton D. Varner	124,889,659	143,610

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

BROWN & BROWN, INC.
/s/ CORY T. WALKER
Date: August 9, 2007	Cory T. Walker Sr. Vice President, Chief Financial Officer and Treasurer (duly authorized officer, principal financial officer and principal accounting officer)