Form 10-Q
period 2007-09-30
BROWN & BROWN INC
filed 2007-11-09
CIK 79282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Registrant's telephone number, including area code: (386) 252-9601
Registrant's Website:www.bbinsurance.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90days.    Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12-2 of the Exchange Act. (Check one):

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

The number of shares of the Registrant's common stock, $.10 par value, outstanding as of November 5, 2007 was 140,709,034.

BROWN & BROWN, INC.

PART I -FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS (UNAUDITED)

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands, except per share data)	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006

REVENUES
Commissions and fees	$225,421	$208,558	$701,456	$653,900
Investment income	3,286	3,218	27,855	8,383
Other income, net	8,577	189	13,130	1,071
Total revenues	237,284	211,965	742,441	663,354

EXPENSES
Employee compensation and benefits	110,491	100,821	333,937	304,731
Non-cash stock-based compensation	1,491	837	4,327	4,601
Other operating expenses	32,928	29,502	96,409	90,605
Amortization	10,331	9,089	29,798	27,067
Depreciation	3,213	2,922	9,492	8,302
Interest	3,395	3,229	10,445	10,080
Total expenses	161,849	146,400	484,408	445,386

Income before income taxes	75,435	65,565	258,033	217,968

Income taxes	29,219	25,295	100,078	83,241

Net income	$46,216	$40,270	$157,955	$134,727

Net income per share:
Basic	$0.33	$0.29	$1.13	$0.97
Diluted	$0.33	$0.29	$1.12	$0.96

Weighted average number of shares outstanding:
Basic	140,593	139,668	140,401	139,522
Diluted	141,288	141,027	141,209	140,949

Dividends declared per share	$0.06	$0.05	$0.18	$0.15

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED
BALANCE SHEETS
(UNAUDITED)

(in thousands, except per share data)	September 30, 2007	December 31, 2006

ASSETS
Current Assets:
Cash and cash equivalents	$74,025	$88,490
Restricted cash and investments	227,146	242,187
Short-term investments	3,021	2,909
Premiums, commissions and fees receivable	271,606	282,440
Other current assets	35,217	32,180
Total current assets	611,015	648,206

Fixed assets, net	58,322	44,170
Goodwill	803,330	684,521
Amortizable intangible assets, net	421,209	396,069
Investments	652	15,826
Other assets	20,831	19,160
Total assets	$1,915,359	$1,807,952

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Premiums payable to insurance companies	$399,331	$435,449
Premium deposits and credits due customers	38,900	33,273
Accounts payable	21,127	17,854
Accrued expenses	72,883	86,009
Current portion of long-term debt	11,574	18,082
Total current liabilities	543,815	590,667

Long-term debt	225,403	226,252

Deferred income taxes, net	60,596	49,721

Other liabilities	12,560	11,967

Shareholders' Equity:
Common stock, par value $0.10 per share;
authorized 280,000 shares; issued and
outstanding 140,709 at 2007 and 140,016 at 2006	14,071	14,002
Additional paid-in capital	230,520	210,543
Retained earnings	828,336	695,656
Accumulated other comprehensive income, net of related income tax
effect of $34 at 2007 and $5,359 at 2006	58	9,144

Total shareholders' equity	1,072,985	929,345

Total liabilities and shareholders' equity	$1,915,359	$1,807,952

See accompanying notes to condensed consolidated financial statements.

 BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS
(UNAUDITED)

	For the nine months ended September 30,
(in thousands)	2007	2006

Cash flows from operating activities:
Net income	$157,955	$134,727
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	29,798	27,067
Depreciation	9,492	8,302
Non-cash stock-based compensation	4,327	4,601
Deferred income taxes	12,368	7,723
Net gain on sales of investments, fixed
assets and customer accounts	(30,198)	(159)
Changes in operating assets and liabilities, net of effect
from acquisitions and divestitures:
Restricted cash and investments decrease (increase)	15,041	(48,171)
Premiums, commissions and fees receivable decrease (increase)	13,623	(9,793)
Other assets decrease (increase)	4,107	(4,628)
Premiums payable to insurance companies (decrease) increase	(42,596)	42,088
Premium deposits and credits due customers increase	5,072	8,681
Accounts payable increase (decrease)	2,912	(1,525)
Accrued expenses (decrease)	(14,701)	(7,104)
Other liabilities (decrease) increase	(710)	418
Net cash provided by operating activities	166,490	162,227

Cash flows from investing activities:
Additions to fixed assets	(24,848)	(12,322)
Payments for businesses acquired, net of cash acquired	(148,365)	(142,194)
Proceeds from sales of fixed assets and customer accounts	6,059	922
Purchases of investments	(2,629)	(78)
Proceeds from sales of investments	21,594	118
Net cash used in investing activities	(148,189)	(153,554)

Cash flows from financing activities:
Payments on long-term debt	(23,351)	(76,726)
Borrowings on revolving credit facility	18,130	40,000
Payments on revolving credit facility	(18,130)	-
Income tax benefit from issuance of common stock	4,539	-
Issuances of common stock for employee stock benefit plans	11,321	11,071
Cash dividends paid	(25,275)	(20,943)
Net cash used in financing activities	(32,766)	(46,598)
Net decrease in cash and cash equivalents	(14,465)	(37,925)
Cash and cash equivalents at beginning of period	88,490	100,580
Cash and cash equivalents at end of period	$74,025	$62,655

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

          Results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

The following table sets forth the computation of basic net income per share and diluted net income per share:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share data)	2007	2006	2007	2006

Net income	$46,216	$40,270	$157,955	$134,727

Weighted average number of common shares
outstanding	140,593	139,668	140,401	139,522

Dilutive effect of stock options using the
treasury stock method	695	1,359	808	1,427

Weighted average number of shares
outstanding	141,288	141,027	141,209	140,949

Net income per share:
Basic	$0.33	$0.29	$1.13	$0.97
Diluted	$0.33	$0.29	$1.12	$0.96

NOTE 4 · New Accounting Pronouncements

Accounting for Uncertainty in Income Taxes - In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company's financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, the Company adopted the provisions of FIN 48 and there was no significant effect on the financial statements.

As of January 1, 2007, the Company provided a liability in the amount of $591,022 of unrecognized tax benefits related to various federal and state income tax matters.  Of this amount, $591,022 would impact the Company's effective tax rate if recognized. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service (“IRS”) for the years ended December 31, 2004 through 2006. The Company and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2002 through 2006. The Company is currently under IRS examination for the tax years ended December 31, 2004 and 2005. In addition, the Company is under an audit by the Department of Revenue for the State of Florida for the tax years ended December 31, 2003 through 2005.

The Company recognizes accrued interest and penalties related to uncertain tax positions in federal and state income tax expense. As of January 1, 2007, the Company accrued $157,787 of interest and penalties related to uncertain tax positions. This amount includes $65,600 in interest and penalties related to the adoption of FIN 48 in the first quarter of 2007.

Fair Value Measurements- In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for the measurement of assets and liabilities that use fair value and expands disclosures about fair value measurements. SFAS 157 will apply whenever another GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for all interim periods within those fiscal years. Accordingly, the Company will be required to adopt SFAS 157 in the first quarter of 2008. The Company is currently evaluating the impact that the adoption of SFAS 157 will have, if any, on its consolidated financial statements and notes thereto.

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

NOTE 5 · Business Combinations

Acquisitions in 2007

For the nine months ended September 30, 2007, Brown & Brown acquired the assets and assumed certain liabilities of 25 insurance intermediaries, the stock of three insurance intermediaries and several book of business (customer accounts). The aggregate purchase price of these acquisitions was $163,485,000, including $144,022,000 of net cash payments, the issuance of $4,961,000 in notes payable and the assumption of $14,502,000 of liabilities. All of these acquisitions were acquired primarily to expand Brown & Brown's core businesses and to attract and obtain high-quality individuals. Acquisition purchase prices are typically based on a multiple of average annual operating profits earned over a one- to three-year period within a minimum and maximum price range. The initial asset allocation of an acquisition is based on the minimum purchase price, and any subsequent earn-out payment is allocated to goodwill. Acquisitions are initially recorded at preliminary fair values. Subsequently, the Company completes the final fair value allocations and any adjustments to assets or liabilities acquired are recorded in the current period.

All of these acquisitions have been accounted for as business combinations and are as follows:

(in thousands) Name	Business Segment	2007 Date of Acquisition	Net Cash Paid	Notes Payable	Recorded Purchase Price
ALCOS, Inc.	Retail	March 1	$30,906	$3,563	$34,469
Grinspec, Inc.	Retail	April 1	31,939	-	31,939
Sobel Affiliates, Inc.	Retail	April 1	33,047	-	33,047
The Combined Group, Inc.	Wholesale Brokerage	August 1	24,046	-	24,046
Other	Various	Various	24,084	1,398	25,482
Total			$144,022	$4,961	$148,983

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition:

(in thousands)	ALCOS	Grinspec	Sobel	Combined	Other	Total
Fiduciary cash	$627	$-	$-	$2,686	$716	$4,029
Other current assets	1,224	669	286	-	800	2,979
Fixed assets	720	-	50	212	214	1,196
Purchased customer accounts	10,046	12,498	13,129	7,448	11,710	54,831
Noncompete agreements	130	-	31	66	210	437
Goodwill	26,863	19,235	19,653	16,320	17,817	99,888
Other Assets	115	-	-	-	10	125
Total assets acquired	39,725	32,402	33,149	26,732	31,477	163,485
Other current liabilities	(2,173)	(463)	(102)	(1,383)	(5,246)	(9,367)
Deferred income taxes	(3,083)	-	-	-	(749)	(3,832)
Other liabilities	-	-	-	(1,303)	-	(1,303)
Total liabilities assumed	(5,256)	(463)	(102)	(2,686)	(5,995)	(14,502)
Net assets acquired	$34,469	$31,939	$33,047	$24,046	$25,482	$148,983

 The weighted average useful lives for the above acquired amortizable intangible assets are as follows: purchased customer accounts, 15.0 years; and noncompete agreements, 4.8 years.

Goodwill of $99,888,000, of which $70,054,000 is expected to be deductible for income tax purposes, was assigned to the Retail, National Programs, Wholesale Brokerage and Services Divisions in the amounts of $81,283,000, $391,000, $17,767,000 and $447,000, respectively.

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

	For the three months		For the nine months
(UNAUDITED)	ended September 30,		ended September 30,
(in thousands, except per share data)	2007	2006	2007	2006

Total revenues	$239,671	$230,359	$766,810	$719,967

Income before income taxes	76,151	71,103	265,573	234,853

Net income	46,654	43,672	162,571	145,164

Net income per share:
Basic	$0.33	$0.31	$1.16	$1.04
Diluted	$0.33	$0.31	$1.15	$1.03

Weighted average number of shares outstanding:
Basic	140,593	139,668	140,401	139,522
Diluted	141,288	141,027	141,209	140,949

Additional consideration paid to sellers as a result of purchase price “earn-out” provisions are recorded as adjustments to intangible assets when the contingencies are settled. The net additional consideration paid by the Company in 2007 as a result of these adjustments totaled $18,969,000, of which $18,921,000 was allocated to goodwill and $48,000 to noncompete agreements. Of the $18,969,000 net additional consideration paid, $8,372,000 was paid in cash, $10,896,000 was issued in notes payable and $299,000 of net liabilities were forgiven. As of September 30, 2007, the maximum future contingency payments related to acquisitions totaled $204,777,000.

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

All of these acquisitions have been accounted for as business combinations and are as follows:

(in thousands)		2006	Net		Recorded
	Business	Date of	Cash	Notes	Purchase
Name	Segment	Acquisition	Paid	Payable	Price
Axiom Intermediaries, LLC	Wholesale Brokerage	January 1	$60,333	$-	$60,333
Delaware Valley Underwriting Agency, Inc.	Wholesale Brokerage/National Programs	September 30	48,000	c	48,000
Other	Various	Various	30,767	3,582	34,349
Total			$139,100	$3,582	$142,682

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition:

(in thousands)	Axiom	DVUA	Other	Total
Fiduciary cash	$9,598	$-	$-	$9,598
Other current assets	445	-	100	545
Fixed assets	435	648	406	1,489
Purchased customer accounts	14,022	25,549	18,047	57,618
Noncompete agreements	31	52	443	526
Goodwill	45,860	21,751	16,197	83,808
Total assets acquired	70,391	48,000	35,193	153,584
Other current liabilities	(10,058)	-	(652)	(10,710)
Other liabilities	-	-	(192)	(192)
Total liabilities assumed	(10,058)	-	(844)	(10,902)
Net assets acquired	$60,333	$48,000	$34,349	$142,682

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

	For the three months		For the nine months
(UNAUDITED)	ended September 30,		ended September 30,
(in thousands, except per share data)	2006	2005	2006	2005

Total revenues	$217,612	$203,758	$686,865	$630,900

Income before income taxes	67,619	60,134	226,317	200,875

Net income	41,532	37,559	139,887	123,573

Net income per share:
Basic	$0.30	$0.27	$1.00	$0.89
Diluted	$0.29	$0.27	$0.99	$0.89

Weighted average number of shares outstanding:
Basic	139,668	138,484	139,522	138,374
Diluted	141,027	139,638	140,949	139,504

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

The changes in goodwill for the nine months ended September 30, 2007 are as follows:

		National	Wholesale
(in thousands)	Retail	Programs	Brokerage	Services	Total
Balance as of January 1, 2007	$329,504	$142,329	$209,865	$2,823	$684,521
Goodwill of acquired businesses	89,033	4,527	24,802	447	118,809
Goodwill disposed of relating to sales of businesses	-	-	-	-	-
Balance as of September 30, 2007	$418,537	$146,856	$234,667	$3,270	$803,330

NOTE 7 · Amortizable Intangible Assets

Amortizable intangible assets at September 30, 2007 and December 31, 2006 consisted of the following:

	September 30, 2007				December 31, 2006
				Weighted				Weighted
	Gross		Net	Average	Gross		Net	Average
	Carrying	Accumulated	Carrying	Life	Carrying	Accumulated	Carrying	Life
(in thousands)	Value	Amortization	Value	(years)	Value	Amortization	Value	(years)
Purchased customer accounts	$596,069	$(177,679)	$418,390	14.9	$541,967	$(149,764)	$392,203	14.9
Noncompete agreements	26,074	(23,255)	2,819	7.7	25,589	(21,723)	3,866	7.7
Total	$622,143	$(200,934)	$421,209		$567,556	$(171,487)	$396,069

Amortization expense for other amortizable intangible assets for the years ending December 31, 2007, 2008, 2009, 2010 and 2011 is estimated to be $40,036,000, $40,317,000, $39,847,000, $39,168,000, and $37,746,000 respectively.

NOTE 8 · Investments

Investments consisted of the following:

	September 30, 2007		December 31, 2006
	Carrying Value		Carrying Value
(in thousands)	Current	Non- Current	Current	Non- Current
Available-for-sale marketable equity securities	$76	$-	$240	$15,181
Non-marketable equity securities and certificates of deposit	2,945	652	2,669	645
Total investments	$3,021	$652	$2,909	$15,826

The following table summarizes available-for-sale securities:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable equity securities:
September 30, 2007	$52	$24	$-	$76
December 31, 2006	$550	$14,871	$-	$15,421

The following table summarizes the proceeds and realized gains/(losses) on non-marketable equity securities and certificates of deposit for the three and nine months ended September 30, 2007 and 2006:

(in thousands)	Proceeds	Gross Realized Gains	Gross Realized Losses
For the three months ended:
September 30, 2007	$2,112	$1	$-
September 30, 2006	$106	$13	$-
For the nine months ended:
September 30, 2007	$21,594	$18,760	$(500)
September 30, 2006	$118	$25	$-

As of December 31, 2006, our largest security investment was 559,970 common stock shares of Rock-Tenn Company, a New York Stock Exchange listed company, which we have owned for more than 25 years. Our investment in Rock-Tenn Company accounted for 81% of the total value of available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit as of December 31, 2006. Rock-Tenn Company's closing stock price at December 31, 2006 was $27.11. In late January 2007, the Board of Directors authorized the sale of half of our investment in Rock-Tenn Company, and subsequently authorized the sale of the balance of the shares. We realized a gain in excess of our original cost basis of $8,840,000 in the first quarter of 2007 and $9,824,000 in the second quarter of 2007. As of September 30, 2007, we have no remaining shares of Rock-Tenn Company.

NOTE 9 · Long-Term Debt

Long-term debt at September 30, 2007 and December 31, 2006 consisted of the following:

(in thousands)	2007	2006
Unsecured senior notes	$225,000	$225,000
Acquisition notes payable	8,536	6,310
Term loan agreements	3,214	12,857
Revolving credit facility	-	-
Other notes payable	227	167
Total debt	236,977	244,334
Less current portion	(11,574)	(18,082)
Long-term debt	$225,403	$226,252

        In July 2004, the Company completed a private placement of $200.0 million of unsecured senior notes (the “Notes”). The $200.0 million is divided into two series: Series A, for $100.0 million due in 2011 and bearing interest at 5.57% per year; and Series B, for $100.0 million due in 2014 and bearing interest at 6.08% per year. The closing on the Series B Notes occurred on July 15, 2004. The closing on the Series A Notes occurred on September 15, 2004. Brown & Brown has used the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. As of September 30, 2007 and December 31, 2006 there was an outstanding balance of $200.0 million on the Notes.

On December 22, 2006, the Company entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). The Purchaser also purchased Notes issued by the Company in 2004. The Master Agreement provides for a $200.0 million private uncommitted “shelf” facility for the issuance of senior unsecured notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten years, as the parties may determine. The Master Agreement includes various covenants, limitations and events of default similar to the Notes issued in 2004. The initial issuance of notes under the Master Facility Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.66% per annum.

Also on December 22, 2006, the Company entered into a Second Amendment to Amended and Restated Revolving and Term Loan Agreement (the “Second Term Amendment”) and a Third Amendment to Revolving Loan Agreement (the “Third Revolving Amendment”) with a national banking institution, amending the existing Amended and Restated Revolving and Term Loan Agreement dated January 3, 2001 (the “Term Agreement”) and the existing Revolving Loan Agreement dated September 29, 2003, as amended (the “Revolving Agreement”), respectively. The amendments provided covenant exceptions for the notes issued or to be issued under the Master Agreement, and relaxed or deleted certain other covenants. In the case of the Third Revolving Amendment, the lending commitment was reduced from $75.0 million to $20.0 million, the maturity date was extended from September 30, 2008 to December 20, 2011, and the applicable margins for advances and the availability fee were reduced. Based on the Company's funded debt-to-EBITDA ratio, the applicable margin for Eurodollar advances changed from a range of 0.625% to 1.625% to a range of 0.450% to 0.875%. The applicable margin for base rate advances changed from a range of 0.000% to 0.125% to the Prime Rate less 1.000%. The availability fee changed from a range of 0.175% to 0.250% to a range of 0.100% to 0.200%. The 90-day London Interbank Offering Rate (“LIBOR”) was 5.20% and 5.36% as of September 30, 2007 and December 31, 2006, respectively. There were no borrowings against this facility at September 30, 2007 or December 31, 2006.

In January 2001, Brown & Brown entered into a $90.0 million unsecured seven-year term loan agreement with a national banking institution, bearing an interest rate based upon the 30-, 60- or 90-day LIBOR plus 0.50% to 1.00%, depending upon Brown & Brown's quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization and non-cash stock grant compensation. The 90-day LIBOR was 5.20% and 5.36% as of September 30, 2007 and December 31, 2006, respectively. The loan was fully funded on January 3, 2001 and as of September 30, 2007 had an outstanding balance of $3,214,000. This loan is to be repaid in equal quarterly installments of $3,214,000 through December 31, 2007.

All four of these credit agreements require Brown & Brown to maintain certain financial ratios and comply with certain other covenants. Brown & Brown was in compliance with all such covenants as of September 30, 2007 and December 31, 2006.

To hedge the risk of increasing interest rates from January 2, 2002 through the remaining six years of its seven-year $90.0 million term loan, Brown & Brown entered into an interest rate swap agreement that effectively converted the floating rate LIBOR-based interest payments to fixed interest rate payments at 4.53%. This agreement did not affect the required 0.50% to 1.00% credit risk spread portion of the term loan. In accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended, the fair value of the interest rate swap of approximately $5,000, net of related income taxes of approximately $2,000, was recorded in other assets as of September 30, 2007, and $37,000, net of related income taxes of approximately $22,000, was recorded in other assets as of December 31, 2006; with the related change in fair value reflected as other comprehensive income. Brown & Brown has designated and assessed the derivative as a highly effective cash flow hedge.

Acquisition notes payable represent debt incurred to former owners of certain insurance operations acquired by Brown & Brown. These notes and future contingent payments are payable in monthly, quarterly and annual installments through April 2011, including interest in the range from 0.00% to 8.00%.

NOTE 10 · Supplemental Disclosures of Cash Flow Information

(in thousands)	For the nine months ended September 30,
	2007	2006
Cash paid during the period for:
Interest	$13,054	$13,821
Income taxes	$74,132	$78,469

Brown & Brown's significant non-cash investing and financing activities are summarized as follows:

	For the nine months ended September 30,
(in thousands)	2007	2006

Unrealized holding (loss) gain on available-for-sale securities, net of tax benefit of $5,305 for 2007; net of tax effect of $1,245 for 2006	$(9,051)	$2,106
Net (loss) gain on cash-flow hedging derivative, net of tax benefit of $20 for 2007, net of tax effect of $9 for 2006	$(35)	$16
Notes payable issued or assumed for purchased customer accounts	$15,857	$36,238
Notes received on the sale of fixed assets and customer accounts	$8,580	$2,135

NOTE 11 · Comprehensive Income

The components of comprehensive income, net of related income tax effects, are as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(in thousands)	2007	2006	2007	2006

Net income	$46,216	$40,270	$157,955	$134,727
Net unrealized holding (loss) gain on available-for-sale securities	(7)	1,330	(9,051)	2,106
Net (loss) gain on cash-flow hedging derivative	(9)	(58)	(35)	16
Comprehensive income	$46,200	$41,542	$148,869	$136,849

NOTE 12 · Legal and Regulatory Proceedings

Governmental Investigations

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

The Company cannot currently predict the impact or resolution of the various governmental inquiries and thus cannot reasonably estimate a range of possible loss, which could be material, or whether the resolution of these matters may harm the Company's business and/or lead to a decrease in or elimination of profit-sharing contingent compensation and override commissions, which could have a material adverse impact on the Company's consolidated financial condition.

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

Among the above-referenced claims, and as previously described in the Company's public filings, there are several threatened and pending legal claims and lawsuits against Brown & Brown, Inc. and Brown & Brown Insurance Services of Texas, Inc. (BBTX), a subsidiary of Brown & Brown, Inc., arising out of BBTX's involvement with the procurement and placement of workers' compensation insurance coverage for entities including several professional employer organizations. One such action, styled Great American Insurance Company, et al. v. The Contractor's Advantage, Inc., et al., Cause No.2002-33960, pending in the 189th Judicial District Court in Harris County, Texas, asserts numerous causes of action, including fraud, civil conspiracy, federal Lanham Act and RICO violations, breach of fiduciary duty, breach of contract, negligence and violations of the Texas Insurance Code against BBTX, Brown & Brown, Inc. and other defendants, and seeks recovery of punitive or extraordinary damages (such as treble damages) and attorneys' fees. Although the ultimate outcome of the matters referenced in this section titled “Other” cannot be ascertained and liabilities in indeterminate amounts may be imposed on Brown & Brown, Inc. or its subsidiaries, on the basis of present information, availability of insurance and legal advice received, it is the opinion of management that the disposition or ultimate determination of such claims will not have a material adverse effect on the Company's consolidated financial position. However, as (i) one or more of the Company' insurance carriers could take the position that portions of these claims are not covered by the Company's insurance, (ii) to the extent that payments are made to resolve claims and lawsuits, applicable insurance policy limits are eroded, and (iii) the claims and lawsuits relating to these matters are continuing to develop, it is possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by unfavorable resolutions of these matters.

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

Summarized financial information concerning Brown & Brown's reportable segments for the nine months ended September 30, 2007 and 2006 is shown in the following table. The “Other” column includes any income and expenses not allocated to reportable segments and corporate-related items, including the inter-company interest expense charge to the reporting segment.

	For the nine months ended September 30, 2007
		National	Wholesale
(in thousands)	Retail	Programs	Brokerage	Services	Other	Total
Total revenues	$434,234	$113,253	$142,544	$27,409	$25,001	$742,441
Investment income	164	377	2,262	25	25,027	27,855
Amortization	15,885	6,779	6,759	346	29	29,798
Depreciation	4,255	2,088	1,974	420	755	9,492
Interest	15,217	7,694	14,197	526	(27,189)	10,445
Income before income taxes	133,320	31,548	29,147	7,094	56,924	258,033
Total assets	1,285,096	553,453	649,610	38,926	(611,726)	1,915,359
Capital expenditures	4,591	1,516	2,425	283	16,033	24,848

	For the nine months ended September 30, 2006
		National	Wholesale
(in thousands)	Retail	Programs	Brokerage	Services	Other	Total
Total revenues	$395,812	$113,149	$125,110	$23,893	$5,390	$663,354
Investment income	71	320	3,310	35	4,647	8,383
Amortization	14,507	6,458	5,848	220	34	27,067
Depreciation	4,251	1,697	1,464	383	507	8,302
Interest	14,372	7,768	13,568	275	(25,903)	10,080
Income before income taxes	114,845	35,383	24,351	6,030	37,359	217,968
Total assets	1,082,425	564,337	617,665	31,578	(492,837)	1,803,168
Capital expenditures	4,832	2,976	1,506	472	2,536	12,322

NOTE 14 · Subsequent Events

From October 1, 2007 through November 6, 2007, Brown & Brown acquired the assets and assumed certain liabilities of seven insurance intermediaries and several book of business (customer accounts). The aggregate purchase price of these acquisitions was $41,758,000, including $33,277,000 of net cash payments, the issuance of $3,600,000 in notes payable and the assumption of $4,881,000 of liabilities. All of these acquisitions were acquired primarily to expand Brown & Brown’s core businesses and to attract and obtain high-quality individuals. Acquisition purchase prices are based primarily on a multiple of average annual operating profits earned over a one- to three-year period within a minimum and maximum price range. The initial asset allocation of an acquisition is based on the minimum purchase price, and any subsequent earn-out payment is allocated to goodwill.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OFOPERATIONS.

THE FOLLOWING DISCUSSION UPDATES THE MD&A CONTAINED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED IN 2006, AND THE TWO DISCUSSIONS SHOULD BE READ TOGETHER.

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

Our commissions and fees revenue is comprised of commissions paid by insurance companies and fees paid directly by customers. Commission revenues generally represent a percentage of the premium paid by the insured and are materially affected by fluctuations in both premium rate levels charged by insurance companies and the insureds' underlying “insurable exposure units,” which are units that insurance companies use to measure or express insurance exposed to risk (such as property values, sales and payroll levels) in order to determine what premium to charge the insured. These premium rates are established by insurance companies based upon many factors, including reinsurance rates paid by insurance carriers, none of which we control. Beginning in 1986 and continuing through 1999, commission revenues were adversely influenced by a consistent decline in premium rates resulting from intense competition among property and casualty insurance companies for market share. This condition of a prevailing decline in premium rates, commonly referred to as a “soft market,” generally resulted in flat to reduced commissions on renewal business. The effect of this softness in rates on our commission revenues was somewhat offset by our acquisitions and net new business production. As a result of increasing “loss ratios” (the comparison of incurred losses plus adjustment expenses against earned premiums) of insurance companies through 1999, there was a general increase in premium rates beginning in the first quarter of 2000 and continuing into 2003.  During 2003, the increases in premium rates began to moderate, and in certain lines of insurance, premium rates decreased. In 2004, as general premium rates continued to moderate, the insurance industry experienced the worst hurricane season since 1992 (when Hurricane Andrew hit south Florida). The insured losses from the 2004 hurricane season were absorbed relatively easily by the insurance industry and the general insurance premium rates continued to soften during 2005. During the third quarter of 2005, the insurance industry experienced the worst hurricane season ever recorded. As a result of the significant losses incurred by the insurance carriers due to these hurricanes, the insurance premium rates in 2006 increased on coastal property, primarily in the southeastern region of the United States. In the other regions of the United States, insurance premium rates generally declined during 2006. During 2007, a “soft market” generally prevailed in most regions of the United States, and this condition is expected to continue throughout the year.

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

We also earn “profit-sharing contingent commissions,” which are profit-sharing commissions based primarily on underwriting results, but may also reflect considerations for volume, growth and/or retention. These commissions are primarily received in the first and second quarters of each year, based on underwriting results and other aforementioned considerations for the prior year(s). Over the last three calendar years profit-sharing contingent commissions have averaged approximately 5.4% of the previous year's total commissions and fees revenue. Profit-sharing contingent commissions are included in our total commissions and fees in the Consolidated Statements of Income in the year received. The term “core commissions and fees” excludes profit-sharing contingent commissions and therefore represents the revenues earned directly from specific insurance policies sold, and specific fee-based services rendered. Recently, three national insurance carriers announced the replacement of the current loss-ratio based profit-sharing contingent commission calculation with a guaranteed fixed-based methodology. As of September 30, 2007, $5.0 million was accrued for these new “Guaranteed Supplemental Commissions” and additional accruals will be made on a quarterly basis going forward, as appropriate.

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

Investment income consists primarily of interest earnings on premiums and advance premiums collected and held in a fiduciary capacity before being remitted to insurance companies. Our policy is to invest available funds in high-quality, short-term fixed income investment securities, subject to the requirements of applicable laws. Investment income also includes gains and losses realized from the sale of investments.

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

The more critical accounting and reporting policies include our accounting for revenue recognition, business acquisitions and purchase price allocations, intangible asset impairments, reserves for litigation and derivative interests. In particular, the accounting for these areas requires significant judgments to be made by management. Different assumptions in the application of these policies could result in material changes in our consolidated financial position or consolidated results of operations. Refer to Note 1 in the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2006 on file with the Securities and Exchange Commission for details regarding our critical and significant accounting policies.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Consolidated Financial Statements and related Notes.

Financial information relating to our Condensed Consolidated Financial Results for the three- and nine-month periods ended September 30, 2007 and 2006 is as follows (in thousands, except percentages):

	For the three months			For the nine months
	ended September 30,			ended September 30,
			%			%
	2007	2006	Change	2007	2006	Change
REVENUES
Commissions and fees	$216,546	$206,466	4.9%	$645,778	$613,737	5.2%
Profit-sharing contingent commissions	8,875	2,092	324.2%	55,678	40,163	38.6%
Investment income	3,286	3,218	2.1%	27,855	8,383	232.3%
Other income, net	8,577	189	NMF	13,130	1,071	NMF
Total revenues	237,284	211,965	11.9%	742,441	663,354	11.9%

EXPENSES
Employee compensation and benefits	110,491	100,821	9.6%	333,937	304,731	9.6%
Non-cash stock-based compensation	1,491	837	78.1%	4,327	4,601	(6.0)%
Other operating expenses	32,928	29,502	11.6%	96,409	90,605	6.4%
Amortization	10,331	9,089	13.7%	29,798	27,067	10.1%
Depreciation	3,213	2,922	10.0%	9,492	8,302	14.3%
Interest	3,395	3,229	5.1%	10,445	10,080	3.6%
Total expenses	161,849	146,400	10.6%	484,408	445,386	8.8%

Income before income taxes	75,435	65,565	15.1%	258,033	217,968	18.4%

Income taxes	29,219	25,295	15.5%	100,078	83,241	20.2%

NET INCOME	$46,216	$40,270	14.8%	$157,955	$134,727	17.2%

Net internal growth rate – core commissions and fees	(3.0)%	5.2%		(1.9)%	4.5%
Employee compensation and benefits ratio	46.6%	47.6%		45.0%	45.9%
Other operating expenses ratio	13.9%	13.9%		13.0%	13.7%

Capital expenditures	$4,848	$3,226		$24,848	$12,322
Total assets at September 30, 2007 and 2006				$1,915,359	$1,803,168

Net Income

Net income for the third quarter of 2007 was $46.2 million, or $0.33 per diluted share, compared with net income in the third quarter of 2006 of $40.3 million, or $0.29 per diluted share, a 13.8% increase on a per-share basis.  Net income for the nine months ended September 30, 2007 was $158.0 million or $1.12 per diluted share, compared with net income for the comparable period in 2006 of $134.7 million, or $0.96 per diluted share, a 16.7 % increase on a per-share basis.

Commissions and Fees

Commissions and fees, including profit-sharing contingent commissions, for the third quarter of 2007 increased $16.9 million, or 8.1%, over the same period in 2006. Profit-sharing contingent commissions for the third quarter of 2007 increased $6.8 million over the third quarter of 2006, to $8.9 million. Core commissions and fees are our commissions and fees, less (i) profit-sharing contingent commissions and (ii) divested business (commissions and fees generated from offices, books of business or niches sold or terminated). Core commissions and fees revenue for the third quarter of 2007 increased $12.0 million, of which approximately $18.1 million represents core commissions and fees from agencies acquired since the fourth quarter of 2006. After divested business of $1.9 million, the remaining net decrease of $6.1 million represents net lost business, which reflects a (3.0%) internal growth rate for core commissions and fees.

Commissions and fees, including profit-sharing contingent commisions, for the nine months ended September 30, 2007 increased $47.6 million, or 7.3%, over the same period in 2006. For the nine months ended September 30, 2007, profit-sharing contingent commissions increased $15.5 million over the comparable period in 2006. Core commissions and fees revenue for the first nine months of 2007 increased $35.9 million, of which approximately $47.7 million of the total increase represents core commissions and fees from agencies acquired since the comparable period in 2006. After divested business of $3.9 million, the remaining $11.7 million represents net lost business, which reflects a (1.9%) internal growth rate for core commissions and fees.

 Investment Income

Investment income for the three months ended September 30, 2007 increased $0.1 million, or 2.1%, over the same period in 2006. Investment income for the nine months ended September 30, 2007 increased $19.5 million, or 232.3%, over the same period in 2006. These increases are primarily due to the sale of our investment in Rock-Tenn Company which we have owned for over 25 years, for net gains of approximately $8.8 million in the first quarter of 2007 and $9.8 million in the second quarter of 2007.

Other Income, net

Other income for the three months ended September 30, 2007 was $8.6 million compared with $0.1 million in the same period in 2006. Other income for the nine months ended September 30, 2007 was $13.1 million compared with $1.1 million in the same period in 2006. Other income consists primarily of gains and losses from the sale and disposition of assets. Although we are not in the business of selling customer accounts, we periodically will sell an office or a book of business (one or more customer accounts) that does not produce reasonable margins or demonstrate a potential for growth.

Employee Compensation and Benefits

Employee compensation and benefits for the third quarter of 2007 increased $9.7 million, or 9.6%, over the same period in 2006.  This increase is primarily related to the addition of new employees from acquisitions completed since October 1, 2006. Employee compensation and benefits as a percentage of total revenue decreased to 46.6% for the third quarter of 2007, from 47.6% for the third quarter of 2006. Excluding the impact of the gains on the sale of several books of business, employee compensation and benefits as a percentage of total revenues increased to 48.0% from 47.6% in the third quarter of 2006. This increase in the expense percentage represents approximately $1.0 million in net additional salary costs and is primarily due to acquisitions.

Employee compensation and benefits for the nine months ended September 30, 2007 increased $29.2 million, or 9.6%, over the same period in 2006. For the nine months ended September 30, 2007, employee compensation and benefits as a percentage of total revenue decreased to 45.0%, from 45.9% for the same period in 2006. The improved percentage for the nine months ended September 30, 2007 was primarily the result of the impact of increased revenues due to more profit-sharing contingent commissions received in the first nine months of 2007 versus 2006, and the gains on the sales of the Rock-Tenn Company stock and several books of businesses. Excluding the impact of the gains on the sales of the Rock-Tenn Company stock and several books of businesses, employee compensation and benefits as a percentage of the total revenues increased to 46.9% from 46.0% in the first nine months of 2006. This increase in the expense percentage represents approximately $6.3 million in net additional salary costs and is primarily due to acquisitions.

Non-Cash Stock-Based Compensation

Non-cash stock-based compensation for the three and nine months ended September 30, 2007 increased approximately $0.7 million, or 78.1%, and decreased $0.3 million, or 6.0%, respectively. For the entire year of 2007, we expect the total non-cash stock-based compensation expense to be approximately $6.0 million to $6.5 million, as compared to the total cost for the year 2006 of $5.4 million. The increased annual estimated cost primarily relates to the expensing of the 15% discount granted to employees under the Company's Employee Stock Purchase Plan.

Other Operating Expenses

Other operating expenses for the third quarter of 2007 increased $3.4 million, or 11.6%, over the same period in 2006. These increases are primarily the result of acquisitions completed since the fourth quarter of 2006 that had no comparable results in the same period of 2006. Other operating expenses as a percentage of revenues for the third quarter of 2007 and the same period in 2006 were 13.9%. Excluding the impact of the gains on the sale of the several books of businesses, other operating expenses as a percentage of the total revenues increased to 14.3% of total revenues from 13.9% in the third quarter of 2006. The change in this expense percentage represents approximately $1.0 million in net additional costs which were generated primarily from acquisitions.

For the nine months ended September 30, 2007, other operating expenses increased $5.8 million, or 6.4%, over the same period in 2006. For the nine months ended September 30, 2007, other operating expenses as a percentage of revenues decreased to 13.0%, compared with 13.7% for the same period in 2006. Excluding the impact of the gains on the sales of the Rock-Tenn Company stock and several books of businesses, other operating expenses as a percentage of the total revenues decreased to 13.5% of total revenues from 13.7% in the first nine months of 2006. The improvement in this expense percentage represents approximately $1.2 million in net cost savings which were generated primarily from lower errors and omissions expense and bad debt expense in the first nine months of 2007 than in the comparable period of 2006.

Amortization

Amortization expense for the third quarter of 2007 increased $1.2 million, or 13.7%, over the third quarter of 2006. For the nine months ended September 30, 2007, amortization expense increased $2.7 million, or 10.1%, over the same period in 2006. These increases are primarily due to the amortization of additional intangible assets as a result of acquisitions completed since October 1, 2006.

Depreciation

 Depreciation expense for the third quarter of 2007 increased $0.3 million, or 10.0%, over the third quarter of 2006. For the nine months ended September 30, 2007, depreciation expense increased $1.2 million, or 14.3%, over the same period in 2006. These increases are due primarily to the purchase of new computers, related equipment and software, and the depreciation associated with acquisitions completed since October 1, 2006.

Interest Expense

Interest expense for the third quarter of 2007 increased $0.2 million, or 5.1%, over the same period in 2006. For the nine months ended September 30, 2007, interest expense increased $0.4 million, or 3.6%, over the same period in 2006. These increases are primarily due to the additional $25.0 million of unsecured Series C Senior Notes issued in the fourth quarter of 2006.

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

The internal growth rates for our core commissions and fees for the three months ended September 30, 2007 and 2006, by divisional units are as follows (in thousands, except percentages):

2007	For the three months		Total	Total	Less	Internal
	ended September 30,		Net	Net	Acquisition	Net
	2007	2006	Change	Growth %	Revenues	Growth %

Florida Retail	$39,286	$43,871	$(4,585)	(10.5)%	$797	(12.3)%
National Retail	62,237	51,948	10,289	19.8%	10,685	(0.8)%
Western Retail	24,668	26,139	(1,471)	(5.6)%	75	(5.9)%
Total Retail(1)	126,191	121,958	4,233	3.5%	11,557	(6.0)%

Professional Programs	11,200	10,696	504	4.7%	119	3.6%
Special Programs	30,411	26,736	3,675	13.7%	2,029	6.2%
Total National Programs	41,611	37,432	4,179	11.2%	2,148	5.4%

Wholesale Brokerage	39,354	36,017	3,337	9.3%	4,400	(3.0)%

Services	9,390	9,164	226	2.5%	-	2.5%

Total Core Commissions and Fees	$216,546	$204,571	$11,975	5.9%	$18,105	(3.0)%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Condensed Consolidated Statements of Income for the three months ended September 30, 2007 and 2006 is as follows (in thousands, except percentages):

	For the three months ended September 30,
	2007	2006

Total core commissions and fees	$216,546	$204,571
Profit-sharing contingent commissions	8,875	2,092
Divested business	-	1,895

Total commission & fees	$225,421	$208,558

2006	For the three months		Total	Total	Less	Internal
	ended September 30,		Net	Net	Acquisition	Net
	2006	2005	Change	Growth %	Revenues	Growth %

Florida Retail	$44,083	$38,146	$5,937	15.6%	$109	15.3%
National Retail	52,874	48,555	4,319	8.9%	3,896	0.9%
Western Retail	26,896	26,848	48	0.2%	1,269	(4.5)%
Total Retail(1)	123,853	113,549	10,304	9.1%	5,274	4.4%

Professional Programs	10,806	10,820	(14)	(0.1)%	-	(0.1)%
Special Programs	26,626	22,080	4,546	20.6%	2,376	9.8%
Total National Programs	37,432	32,900	4,532	13.8%	2,376	6.6%

Wholesale Brokerage	36,017	31,990	4,027	12.6%	2,238	5.6%

Services	9,164	6,821	2,343	34.3%	1,608	10.8%

Total Core Commissions and Fees	$206,466	$185,260	$21,206	11.4%	$11,496	5.2%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Condensed Consolidated Statements of Income for the three months ended September 30, 2006 and 2005 is as follows (in thousands, except percentages):

	For the three months ended September 30,
	2006	2005

Total core commissions and fees	$206,466	$185,260
Profit-sharing contingent commissions	2,092	2,563
Divested business	-	621

Total commission & fees	$208,558	$188,444

(1)	The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 13 which includes corporate and consolidation items.

The internal growth rates for our core commissions and fees for the nine months ended September 30, 2007 and 2006, by divisional units are as follows (in thousands, except percentages):

2007	For the nine months		Total	Total	Less	Internal
	ended September 30,		Net	Net	Acquisition	Net
	2007	2006	Change	Growth %	Revenues	Growth %

Florida Retail	$134,080	$129,858	$4,222	3.3%	$2,126	1.6%
National Retail	180,521	154,527	25,994	16.8%	25,358	0.4%
Western Retail	73,447	77,593	(4,146)	(5.3)%	356	(5.8)%
Total Retail(1)	388,048	361,978	26,070	7.2%	27,840	(0.5)%

Professional Programs	30,718	29,887	831	2.8%	376	1.5%
Special Programs	77,494	80,220	(2,726)	(3.4)%	5,347	(10.1)%
Total National Programs	108,212	110,107	(1,895)	(1.7)%	5,723	(6.9)%

Wholesale Brokerage	121,990	113,896	8,094	7.1%	11,767	(3.2)%

Services	27,528	23,859	3,669	15.4%	2,328	5.6%

Total Core Commissions and Fees	$645,778	$609,840	$35,938	5.9%	$47,658	(1.9)%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Consolidated Statements of Income for the nine months ended September 30, 2007 and 2006 is as follows (in thousands, except percentages):

	For the nine months ended September 30,
	2007	2006

Total core commissions and fees	$645,778	$609,840
Profit-sharing contingent commissions	55,678	40,163
Divested business	-	3,897

Total commission & fees	$701,456	$653,900

2006	For the nine months		Total	Total	Less	Internal
	ended September 30,		Net	Net	Acquisition	Net
	2006	2005	Change	Growth %	Revenues	Growth %

Florida Retail	$130,372	$116,195	$14,177	12.2%	$490	11.8%
National Retail	157,156	149,115	8,041	5.4%	9,995	(1.3)%
Western Retail	78,347	77,478	869	1.1%	4,134	(4.2)%
Total Retail(1)	365,875	342,788	23,087	6.7%	14,619	2.5%

Professional Programs	30,268	31,433	(1,165)	(3.7)%	-	(3.7)%
Special Programs	79,839	64,199	15,640	24.4%	6,605	14.1%
Total National Programs	110,107	95,632	14,475	15.1%	6,605	8.2%

Wholesale Brokerage	113,896	87,433	26,463	30.3%	19,406	8.1%

Services	23,859	19,653	4,206	21.4%	2,956	6.4%

Total Core Commissions and Fees	$613,737	$545,506	$68,231	12.5%	$43,586	4.5%

         The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Consolidated Statements of Income for the nine months ended September 30, 2006 and 2005 is as follows (in thousands, except percentages):

	For the nine months ended September 30,
	2006	2005

Total core commissions and fees	$613,737	$545,506
Profit-sharing contingent commissions	40,163	34,409
Divested business	-	1,582

Total commission & fees	$653,900	$581,497

(1)	The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 13 which includes corporate and consolidation items.

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

Financial information relating to Brown & Brown's Retail Division for the three- and nine-month periods ended September 30, 2007 and 2006 is as follows (in thousands, except percentages):

	For the three months			For the nine months
	ended September 30,			ended September 30,
			%			%
	2007	2006	Change	2007	2006	Change
REVENUES
Commissions and fees	$127,108	$123,934	2.6%	$388,833	$365,591	6.4%
Profit-sharing contingent commissions	2,359	876	169.3%	33,348	29,618	12.6%
Investment income	65	36	80.6%	164	71	131.0%
Other income, net	7,327	38	NMF	11,889	532	NMF
Total revenues	136,859	124,884	9.6%	434,234	395,812	9.7%

EXPENSES
Employee compensation and benefits	64,059	59,702	7.3%	197,502	183,006	7.9%
Non-cash stock-based compensation	809	745	8.6%	2,431	2,230	9.0%
Other operating expenses	22,338	20,477	9.1%	65,624	62,601	4.8%
Amortization	5,654	4,846	16.7%	15,885	14,507	9.5%
Depreciation	1,415	1,459	(3.0)%	4,255	4,251	0.1%
Interest	5,474	4,715	16.1%	15,217	14,372	5.9%
Total expenses	99,749	91,944	8.5%	300,914	280,967	7.1%

Income before income taxes	$37,110	$32,940	12.7%	$133,320	$114,845	16.1%

Net internal growth rate – core commissions and fees	(6.0)%	4.4%		(0.5)%	2.5%
Employee compensation and benefits ratio	46.8%	47.8%		45.5%	46.2%
Other operating expenses ratio	16.3%	16.4%		15.1%	15.8%
Capital expenditures	$1,666	$1,071		$4,591	$4,832
Total assets at September 30, 2007 and 2006				$1,285,096	$1,082,425

The Retail Division's total revenues during the three months ended September 30, 2007 increased 9.6%, or $12.0 million, to $136.9 million. Profit-sharing contingent commissions for the third quarter of 2007 increased $1.5 million from the third quarter of 2006. Of the increase in revenues, approximately $11.6 million related to the core commissions and fees from acquisitions that had no comparable revenues in the same period of 2006. Commissions and fees recorded in the third quarter of 2006 from business divested during 2007 was $1.9 million. The remaining net decrease is primarily due to net lost business of $7.3 million in core commissions and fees. The Retail Division's internal growth rate for core commissions and fees was (6.0)% for the third quarter of 2007, and was driven by substantially lower insurance property rates in the southeastern United States.  In other regions of the United States, insurance premium rates also continue to soften. Income before income taxes for the three months ended September 30, 2007 increased 12.7%, or $4.2 million, to $37.1 million. This increase is primarily due to the earnings from acquisitions.

The Retail Division's total revenues during the nine months ended September 30, 2007 increased 9.7%, or $38.4 million, to $434.2 million. Profit-sharing contingent commissions for the nine months ended September 30, 2007, increased $3.7 million, over the same period in 2006. Of the increase in revenues, approximately $27.8 million related to the core commissions and fees from acquisitions that had no comparable revenues in the same period of 2006. Commissions and fees recorded in the nine months ended September 30, 2006 from business divested during 2007 was $3.9 million.  The remaining net decrease is primarily due to net lost business of $1.8 million in core commissions and fees. The Retail Division's internal growth rate for core commissions and fees was (0.5)% for the nine months ended September 30, 2007 primarily due to lower insurance rates in the western United States. Income before income taxes for the nine months ended September 30, 2007 increased 16.1%, or $18.5 million, to $133.3 million. This increase is primarily due to the earnings from acquisitions and higher profit-sharing contingent commissions.

National Programs Division

          The National Programs Division is comprised of two units: Professional Programs, which provides professional liability and related package products for certain professionals delivered through nationwide networks of independent agents; and Special Programs, which markets targeted products and services designated for specific industries, trade groups, governmental entities and market niches. Like the Retail Division, the National Programs Division's revenues are primarily commission-based.

Financial information relating to our National Programs Division for the three- and nine-month periods ended September 30, 2007 and 2006 is as follows (in thousands, except percentages):

	For the three months			For the nine months
	ended September 30,			ended September 30,
			%			%
	2007	2006	Change	2007	2006	Change
REVENUES
Commissions and fees	$41,611	$37,432	11.2%	$108,212	$110,107	(1.7)%
Profit-sharing contingent commissions	1	-	-	4,645	2,682	73.2%
Investment income	136	126	7.9%	377	320	17.8%
Other income, net	30	12	150.0%	19	40	(52.5)%
Total revenues	41,778	37,570	11.2%	113,253	113,149	0.1%

EXPENSES
Employee compensation and benefits	16,275	14,822	9.8%	46,321	44,686	3.7%
Non-cash stock-based compensation	197	130	51.5%	602	392	53.6%
Other operating expenses	6,321	5,509	14.7%	18,221	16,765	8.7%
Amortization	2,259	2,132	6.0%	6,779	6,458	5.0%
Depreciation	680	618	10.0%	2,088	1,697	23.0%
Interest	2,473	2,624	(5.8)%	7,694	7,768	(1.0)%
Total expenses	28,205	25,835	9.2%	81,705	77,766	5.1%

Income before income taxes	$13,573	$11,735	15.7%	$31,548	$35,383	(10.8)%

Net internal growth rate – core commissions and fees	5.4%	6.6%		(6.9)%	8.2%
Employee compensation and benefits ratio	39.0%	39.5%		40.9%	39.5%
Other operating expenses ratio	15.1%	14.7%		16.1%	14.8%
Capital expenditures	$510	$287		$1,516	$2,976
Total assets at September 30, 2007 and 2006				$553,453	$564,337

Total revenues for National Programs for the three months ended September 30, 2007 increased 11.2%, or $4.2 million, to $41.8 million. Profit-sharing contingent commissions for the third quarter of 2007 increased less than $0.1 million over the third quarter of 2006. Included within the net increase in revenues is approximately $2.1 million related to core commissions and fees from acquisitions that had no comparable revenues in the same period of 2006. The remaining net increase of approximately $2.0 million is primarily due to net new business at our Proctor Financial Services operation and our public entity business. Therefore, the National Programs Division's internal growth rate for core commissions and fees was 5.4% for the three months ended September 30, 2007. Income before income taxes for the three months ended September 30, 2007 increased 15.7%, or $1.8 million, to $13.6 million, from the same period in 2006. This increase is primarily due to net new business.

Total revenues for National Programs for the nine months ended September 30, 2007 increased 0.1%, or $0.1 million, to $113.3 million. Profit-sharing contingent commissions for the nine months ended September 30, 2007 increased $2.0 million over the same period in 2006. Included within the net increase in revenues is approximately $5.7 million related to core commissions and fees from acquisitions that had no comparable revenues in the same period of 2006. The remaining net decrease of approximately $7.6 million is primarily due to net lost business. Therefore the National Programs Division's internal growth rate for core commissions and fees was (6.9)% for the nine months ended September 30, 2007. The Professional Programs Unit, within the National Programs Division, had a 1.5% in internal growth rate due to stabilizing professional liability rates. However, the Special Programs Unit had a (10.1)% internal growth rate, primarily due to $11.9 million of lost business in the condominium program administered by Florida Intracoastal Underwriters (“FIU”). This lost business was primarily a result of the changing rate structure implemented by Citizens Property Insurance Corporation (“Citizens”), which is sponsored by the State of Florida. Income before income taxes for the nine months ended September 30, 2007 decreased 10.8%, or $3.8 million, to $31.5 million, from the same period in 2006. This decrease is primarily due to net lost business.

Wholesale Brokerage Division

The Wholesale Brokerage Division markets and sells excess and surplus commercial and personal lines insurance and reinsurance, primarily through independent agents and brokers. Like the Retail and National Programs Divisions, the Wholesale Brokerage Division's revenues are primarily commission-based.

Financial information relating to our Wholesale Brokerage Division for the three- and nine-month periods ended September 30, 2007 and 2006 is as follows (in thousands, except percentages):

	For the three months			For the nine months
	ended September 30,			ended September 30,
			%			%
	2007	2006	Change	2007	2006	Change

REVENUES
Commissions and fees	$39,354	$36,017	9.3%	$121,990	$113,896	7.1%
Profit-sharing contingent commissions	6,515	1,216	435.8%	17,685	7,863	124.9%
Investment income	799	1,208	(33.9)%	2,262	3,310	(31.7)%
Other income, net	626	24	NMF	607	41	NMF
Total revenues	47,294	38,465	23.0%	142,544	125,110	13.9%

EXPENSES
Employee compensation and benefits	21,713	19,002	14.3%	66,593	58,107	14.6%
Non-cash stock-based compensation	198	130	52.3%	593	389	52.4%
Other operating expenses	7,816	6,520	19.9%	23,281	21,383	8.9%
Amortization	2,293	1,977	16.0%	6,759	5,848	15.6%
Depreciation	713	521	36.9%	1,974	1,464	34.8%
Interest	4,815	4,619	4.2%	14,197	13,568	4.6%
Total expenses	37,548	32,769	14.6%	113,397	100,759	12.5%

Income before income taxes	$9,746	$5,696	71.1%	$29,147	$24,351	19.7%

Net internal growth rate – core commissions and fees	(3.0)%	5.6%		(3.2)%	8.1%
Employee compensation and benefits ratio	45.9%	49.4%		46.7%	46.4%
Other operating expenses ratio	16.5%	17.0%		16.3%	17.1%
Capital expenditures	$425	$458		$2,425	$1,506
Total assets at September 30, 2007 and 2006				$649,610	$617,665

 The Wholesale Brokerage Division's total revenues for the three months ended September 30, 2007 increased 23.0%, or $8.8 million, to $47.3 million over the same period in 2006. Profit-sharing contingent commissions for the third quarter of 2007 increased $5.3 million from the same quarter of 2006. Of the increase in revenues, approximately $4.4 million related to core commissions and fees from acquisitions that had no comparable revenues in the same period of 2006. The remaining net decrease is primarily due to $1.1 million of net lost business in core commissions and fees. As such, the Wholesale Brokerage Division's internal growth rate for core commissions and fees was (3.0)% for the third quarter of 2007. The bulk of the net loss business was attributable to $1.4 million impact from the slowing residential home builders market on one of our Wholesale Brokerage operations that focuses on that industry in the southwestern region of the United States, and a $0.2 million impact primarily attributable to business moving from excess and surplus lines insurance carriers to Citizens. Income before income taxes for the three months ended September 30, 2007 increased 71.1%, or $4.0 million, to $9.7 million from the same period in 2006, primarily due to the increase in profit-sharing contingent commissions.

The Wholesale Brokerage Division's total revenues for the nine months ended September 30, 2007 increased 13.9%, or $17.4 million, to $142.5 million over the same period in 2006. Profit-sharing contingent commissions for the nine months ended September 30, 2007 increased $9.8 million from the same period in 2006. Of the increase in revenues, approximately $11.8 million related to core commissions and fees from acquisitions that had no comparable revenues in the same period of 2006.  The remaining net decrease is primarily due to net lost business of $3.7 million in core commissions and fees. As such, the Wholesale Brokerage Division's internal growth rate for core commissions and fees was (3.2)% for the nine months ended September 30, 2007. A bulk of the net lost business was attributable of the $4.7 million impact that the slowing residential home builders market had on one of our Wholesale Brokerage operations that focuses on that industry in the southwestern region of the United States, and a $3.4 million impact primarily attributable to business moving from excess and surplus lines insurance carriers to Citizens. Income before income taxes for the nine months ended September 30, 2007 increased 19.7%, or $4.8 million, to $29.1 million over the same period in 2006, primarily due to the increase in profit-sharing contingent commissions.

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

Financial information relating to our Services Division for the three- and nine-month periods ended September 30, 2007 and 2006 is as follows (in thousands, except percentages):

	For the three months			For the nine months
	ended September 30,			ended September 30,
			%			%
	2007	2006	Change	2007	2006	Change

REVENUES
Commissions and fees	$9,390	$9,164	2.5%	$27,528	$23,859	15.4%
Profit-sharing contingent commissions	-	-	-	-	-	-
Investment income	8	10	(20.0)%	25	35	(28.6)%
Other income (loss), net	(144)	-	-	(144)	(1)	NMF
Total revenues	9,254	9,174	0.9%	27,409	23,893	14.7%

EXPENSES
Employee compensation and benefits	4,704	4,822	(2.4)%	14,810	13,173	12.4%
Non-cash stock-based compensation	35	30	16.7%	105	89	18.0%
Other operating expenses	1,348	1,400	(3.7)%	4,108	3,723	10.3%
Amortization	115	123	(6.5)%	346	220	57.3%
Depreciation	125	144	(13.2)%	420	383	9.7%
Interest	194	164	18.3%	526	275	91.3%
Total expenses	6,521	6,683	(2.4)%	20,315	17,863	13.7%

Income before income taxes	$2,733	$2,491	9.7%	$7,094	$6,030	17.6%

Net internal growth rate – core commissions and fees	2.5%	10.8%		5.6%	6.4%
Employee compensation and benefits ratio	50.8%	52.6%		54.0%	55.1%
Other operating expenses ratio	14.6%	15.3%		15.0%	15.6%
Capital expenditures	$42	$135		$283	$472
Total assets at September 30, 2007 and 2006				$38,926	$31,578

 The Services Division's total revenues for the three months ended September 30, 2007 increased 0.9%, or $0.1 million, to $9.3 million from the same period in 2006. Core commissions and fees reflect an internal growth rate of 2.5% for the third quarter of 2007. Income before income taxes for the three months ended September 30, 2007 increased 9.7%, or $0.2 million, to $2.7 million from the same period in 2006, primarily due to net new business.

The Services Division's total revenues for the nine months ended September 30, 2007 increased 14.7%, or $3.5 million, to $27.4 million from the same period in 2006. Core commissions and fees reflect an internal growth rate of 5.6% for the nine months ended September 30, 2007. Income before income taxes for the nine months ended September 30, 2007 increased 17.6%, or $1.1 million, to $7.1 million from the same period in 2006 primarily due to the earnings from acquisitions and net new business. As of August 1, 2007, one of our largest third-party administration clients has taken their service in-house and as a result, the Services Division will lose approximately $430,000 of revenue per month.

Other

As discussed in Note 13 of the Notes to Consolidated Financial Statements, the “Other” column in the Segment Information table includes any income and expenses not allocated to reportable segments, and corporate-related items, including the inter-company interest expense charged to the reporting segment.

Investment income included in the “Other” column in the Segment Information table reflects a realized gain from the sale of our common stock investment in Rock-Tenn Company of $18,664,000, of which $8,840,000 was realized in the first quarter of 2007 and $9,824,000 was realized in the second quarter of 2007. As of September 30, 2007, we no longer own any shares of Rock-Tenn Company.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents of $74.0 million at September 30, 2007 reflected a decrease of $14.5 million from the $88.5 million balance at December 31, 2006. For the nine-month period ended September 30, 2007, $166.5 million of cash was provided from operating activities. Also during this period, $148.4 million of cash was used for acquisitions, $24.8 million was used for additions to fixed assets, $23.4 million was used for payments on long-term debt and $25.3 million was used for payment of dividends.

Contractual Cash Obligations

As of September 30, 2007, our contractual cash obligations were as follows:

	Payments Due by Period
		Less Than			After 5
(in thousands)	Total	1 Year	1-3 Years	4-5 Years	Years

Long-term debt	$236,882	$11,484	$299	$100,099	$125,000
Capital lease obligations	95	90	5	-	-
Other long-term liabilities	12,560	10,116	318	411	1,715
Operating leases	93,287	23,050	37,459	19,580	13,198
Interest obligations	76,523	13,160	26,161	20,329	16,873
Maximum future acquisition contingency payments	204,777	74,577	93,311	36,889	-
Total contractual cash obligations	$624,124	$132,477	$157,553	$177,308	$156,786

In July 2004, we completed a private placement of $200.0 million of unsecured senior notes (the “Notes”). The $200.0 million is divided into two series: Series A, for $100.0 million due in 2011 and bearing interest at 5.57% per year; and Series B, for $100.0 million due in 2014 and bearing interest at 6.08% per year. The closing on the Series B Notes occurred on July 15, 2004. The closing on the Series A Notes occurred on September 15, 2004. Brown & Brown has used the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. As of September 30, 2007 and December 31, 2006 there was an outstanding balance of $200.0 million on the Notes.

On December 22, 2006, we entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). The Purchaser also purchased Notes issued by the Company in 2004. The Master Agreement provides for a $200.0 million private uncommitted “shelf” facility for the issuance of senior unsecured notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten years, as the parties may determine. The Master Agreement includes various covenants, limitations and events of default similar to the Notes issued in 2004. The initial issuance of notes under the Master Facility Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.66% per annum.

Also on December 22, 2006, we entered into a Second Amendment to Amended and Restated Revolving and Term Loan Agreement (the “Second Term Amendment”) and a Third Amendment to Revolving Loan Agreement (the “Third Revolving Amendment”) with a national banking institution, amending the existing Amended and Restated Revolving and Term Loan Agreement dated January 3, 2001 (the “Term Agreement”) and the existing Revolving Loan Agreement dated September 29, 2003, as amended (the “Revolving Agreement”), respectively. The amendments provided covenant exceptions for the notes issued or to be issued under the Master Agreement, and relaxed or deleted certain other covenants. In the case of the Third Revolving Amendment, the lending commitment was reduced from $75.0 million to $20.0 million, the maturity date was extended from September 30, 2008 to December 20, 2011, and the applicable margins for advances and the availability fee were reduced. Based on our funded debt to EBITDA ratio, the applicable margin for Eurodollar advances changed from a range of 0.625% to 1.625% to a range of 0.450% to 0.875%. The applicable margin for base rate advances changed from a range of 0.000% to 0.125% to the Prime Rate less 1.000%. The availability fee changed from a range of 0.175% to 0.250% to a range of 0.100% to 0.200%. The 90-day London Interbank Offering Rate (“LIBOR”) was 5.20% and 5.36% as of September 30, 2007 and December 2006, respectively. There were no borrowings against this facility at September 30, 2007 or December 31, 2006.

In January 2001, we entered into a $90.0 million unsecured seven year term loan agreement with a national banking institution, bearing an interest rate based upon the 30-, 60- or 90-day LIBOR plus 0.50% to 1.00%, depending upon our quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization and non-cash stock grant compensation. The 90-day LIBOR was 5.20% and 5.36% as of September 30, 2007 and December 2006, respectively. The loan was fully funded on January 3, 2001 and as of September 30, 2007 had an outstanding balance of $3,214,000. Upon our payment of the final quarterly installment of $3,214,000 in December 2007, this loan will be fully repaid.

All four of these credit agreements require us to maintain certain financial ratios and comply with certain other covenants. We were in compliance with all such covenants as of September 30, 2007 and December 31, 2006.

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

Our invested assets are held as cash and cash equivalents, restricted cash and investments, available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit. These investments are subject to interest rate risk and equity price risk. The fair values of our cash and cash equivalents, restricted cash and investments, and certificates of deposit at September 30, 2007 and December 31, 2006 approximated their respective carrying values due to their short-term duration and therefore such market risk is not considered to be material.

We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date. As of December 31, 2006, our largest security investment was 559,970 common stock shares of Rock-Tenn Company, a New York Stock Exchange listed company, which we have owned for more than 25 years. Our investment in Rock-Tenn Company accounted for 81% of the total value of available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit as of December 31, 2006. Rock-Tenn Company's closing stock price at December 31, 2006 was $27.11.  In late January 2007, the stock of Rock-Tenn Company began trading in excess of $32.00 per share and the Board of Directors authorized the sale of one half of our investment, and subsequently authorized the sale of the balance of the shares. We realized a gain in excess of our original cost basis of $8,840,000 in the first quarter of 2007 and $9,824,000 in the second quarter of 2007. As of September 30, 2007, we have no remaining shares of Rock-Tenn Company and thus have no current exposure to equity price risk relating to the common stock of Rock-Tenn Company.

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

At September 30, 2007, the interest rate swap agreement was as follows:

(in thousands, except percentages)	Contractual/ Notional Amount	Fair Value	Weighted Average Pay Rates	Weighted Average Received Rates

Interest rate swap agreement	$3,214	$5	4.53%	5.32%

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

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, those controls.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

In Item 3 of Part I of the Company's Annual Report on Form 10-K for its fiscal year ending December 31, 2006, certain information concerning certain legal proceedings and other matters was disclosed. Such information was current as of the date of filing. The Company supplemented such information in its Quarterly Reports on Form 10-Q for its fiscal quarters ending March 31, 2007 and June 30, 2007. During the Company’s fiscal quarter ending September 30, 2007, no new legal proceedings, or material developments to existing legal proceedings, occurred which require disclosure in this Quarterly Report on Form 10-Q.

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

BROWN & BROWN, INC.

/s/ CORY T. WALKER
Date: November 9, 2007	Cory T. Walker Sr. Vice President, Chief Financial Officer and Treasurer (duly authorized officer, principal financial officer and principal accounting officer)