Form 10-K/A
period 2007-12-31
BROWN & BROWN INC
filed 2008-03-20
CIK 79282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Explanatory Note

This Form 10-K/A constitutes Amendment No. 1 to Brown & Brown, Inc.‘s Annual Report on Form 10-K for the period ended December 31, 2007 (“Amendment No. 1”). This Amendment No. 1 is being filed solely to correct one item of information in the “Net Income Per Share: Basic” line item for the first quarter of 2007 in the Quarterly Operating Results table of the Management’s Discussion & Analysis section (page 36 of the originally filed Annual Report on Form 10-K for the period ended December 31, 2007 (the “Original 10-K”)) from $0.46 per share to $0.43 per share to conform to the correctly stated identical line item in the Quarterly Operating Results (Unaudited) table contained in Note 15 to the Consolidated Financial Statements contained in the Original 10-K (page 66 of the Original 10-K). As no modifications to the exhibits to the Original 10-K are necessary other than updates to Exhibits 23, 31.1 and 31.2, the registrant is not re-filing any exhibits other than Exhibits 23, 31.1 and 31.2.

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

BROWN & BROWN, INC. Registrant

Date: March 20, 2008	By: /S/ J. Hyatt Brown
J. Hyatt Brown
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ J. Hyatt Brown ______________________________________ J. Hyatt Brown	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 20, 2008

* ______________________________________ Jim W. Henderson	Vice Chairman and Chief Operating Officer, Director	March 20, 2008

* ______________________________________ J. Powell Brown	President, Director	March 20, 2008

/s/ Cory T. Walker ______________________________________ Cory T. Walker	Sr. Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 20, 2008

* ______________________________________ Samuel P. Bell, III	Director	March 20, 2008

* ______________________________________ Hugh M. Brown	Director	March 20, 2008

* ______________________________________ Bradley Currey, Jr.	Director	March 20, 2008

* ______________________________________ Theodore J. Hoepner	Director	March 20, 2008

* ______________________________________ David H. Hughes	Director	March 20, 2008

* ______________________________________ Toni Jennings	Director	March 20, 2008

* ______________________________________ Wendell Reilly	Director	March 20, 2008

* ______________________________________ John R. Riedman	Director	March 20, 2008

* ______________________________________ Jan E. Smith	Director	March 20, 2008

* ______________________________________ Chilton D. Varner	Director	March 20, 2008

*By:	/S/ LAUREL L. GRAMMIG Laurel L. Grammig Attorney-in-Fact

EXHIBIT INDEX

3.1	Articles of Amendment to Articles of Incorporation (adopted April 24, 2003) (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 2003), and Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 1999).

3.2	Bylaws (incorporated by reference to Exhibit 3b to Form 10-K for the year ended December 31, 2002).

10.1(a)	Lease of the Registrant for office space at 220 South Ridgewood Avenue, Daytona Beach, Florida dated August 15, 1987 (incorporated by reference to Exhibit 10a(3) to Form 10-K for the year ended December 31, 1993), as amended by Letter Agreement dated June 26, 1995; First Amendment to Lease dated August 2, 1999; Second Amendment to Lease dated December 11, 2001; Third Amendment to Lease dated August 8, 2002; and Fourth Amendment to Lease dated October 26, 2004 (incorporated by reference to Exhibit 10.2(a) to Form 10-K for the year ended December 31, 2005).

10.1(b)	Lease Agreement for office space at 3101 W. Martin Luther King, Jr. Blvd., Tampa, Florida, dated July 1, 2004 and effective May 9, 2005, between Highwoods/Florida Holdings, L.P., as landlord and the Registrant, as tenant (incorporated by reference to Exhibit 10.2(b) to Form 10-K for the year ended December 31, 2005).

10.1(c)	Lease Agreement for office space at Riedman Tower, Rochester, New York, dated January 3, 2001, between Riedman Corporation, as landlord, and the Registrant, as tenant (incorporated by reference to Exhibit 10b(3) to Form 10-K for the year ended December 31, 2001), and Lease for same office space at Riedman Tower, Rochester, New York, dated December 31, 2005, between Riedman Corporation, as landlord, and a subsidiary of the Registrant, as tenant (incorporated by reference to Exhibit 10.2(c) to Form 10-K for the year ended December 31, 2005).

10.2	Indemnity Agreement dated January 1, 1979, among the Registrant, Whiting National Management, Inc., and Pennsylvania Manufacturers’ Association Insurance Company (incorporated by reference to Exhibit 10g to Registration Statement No. 33-58090 on Form S-4).

10.3	Agency Agreement dated January 1, 1979 among the Registrant, Whiting National Management, Inc., and Pennsylvania Manufacturers’ Association Insurance Company (incorporated by reference to Exhibit 10h to Registration Statement No. 33-58090 on Form S-4).

10.4(a)	Employment Agreement, dated as of July 29, 1999, between the Registrant and J. Hyatt Brown (incorporated by reference to Exhibit 10f to Form 10-K for the year ended December 31, 1999).

10.4(b)	Portions of Employment Agreement, dated April 28, 1993 between the Registrant and Jim W. Henderson (incorporated by reference to Exhibit 10m to Form 10-K for the year ended December 31, 1993).

10.4(c)	Employment Agreement, dated as of October 8, 1996, between the Registrant and J. Powell Brown (incorporated by reference to Exhibit 10.4(c) to Form 10-K for the year ended December 31, 2007).

10.5	Registrant’s 2000 Incentive Stock Option Plan (incorporated by reference to Exhibit 4 to Registration Statement No. 333-43018 on Form S-8 filed on August 3, 2000).

10.6(a)	Registrant’s Stock Performance Plan (incorporated by reference to Exhibit 4 to Registration Statement No. 333-14925 on Form S-8 filed on October 28, 1996).

10.6(b)	Registrant’s Stock Performance Plan as amended, effective January 23, 2008 (incorporated by reference to Exhibit 10.6(b) to Form 10-K for the year ended December 31, 2007).

10.7	International Swap Dealers Association, Inc. Master Agreement dated as of December 5, 2001 between SunTrust Bank and the Registrant and letter agreement dated December 6, 2001, regarding confirmation of interest rate transaction (incorporated by reference to Exhibit 10p to Form 10-K for the year ended December 31, 2001).

10.8	Note Purchase Agreement, dated as of July 15, 2004, among the Company and the listed Purchasers of the 5.57% Series A Senior Notes due September 15, 2011 and 6.08% Series B Senior Notes due July 15, 2014. (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended June 30, 2004).

10.9	First Amendment to Amended and Restated Revolving and Term Loan Agreement dated and effective July 15, 2004, by and between Brown & Brown, Inc. and SunTrust Bank (incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarter ended June 30, 2004).

10.10	Second Amendment to Revolving Loan Agreement dated and effective July 15, 2004, by and between Brown & Brown, Inc. and SunTrust Bank (incorporated by reference to Exhibit 4.3 to Form 10-Q for the quarter ended June 30, 2004).

10.11	Revolving Loan Agreement Dated as of September 29, 2003, By and Among Brown & Brown, Inc. and SunTrust Bank (incorporated by reference to Exhibit 10a on Form 10-Q for the quarter ended September 30, 2003).

10.12	Amended and Restated Revolving and Term Loan Agreement dated January 3, 2001 by and between the Registrant and SunTrust Bank (incorporated by reference to Exhibit 4a to Form 10-K for the year ended December 31, 2000).

10.13	Extension of the Term Loan Agreement between the Registrant and SunTrust Bank (incorporated by reference to Exhibit 10b to Form 10-Q for the quarter ended September 30, 2000).

10.14	Master Shelf and Note Purchase Agreement Dated as of December 22, 2006, by and among Brown & Brown, Inc., and Prudential Investment Management, Inc. and certain Prudential affiliates as purchasers of the 5.66% Series C Senior Notes due December 22, 2016 (incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended December 31, 2006).

10.15	Second Amendment to Amended and Restated Revolving and Term Loan Agreement dated as of December 22, 2006, by and between Brown & Brown, Inc. and SunTrust Bank (incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended December 31, 2006).

10.16	Third Amendment to Revolving Loan Agreement dated as of December 22, 2006, by and between Brown & Brown, Inc. and SunTrust Bank (incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended December 31, 2006).

10.17	Third Amendment to Amended and Restated Revolving and Term Loan Agreement dated as of January 30, 2007 by and between Brown & Brown, Inc. and SunTrust Bank (incorporated by reference to Exhibit 10.17 to Form 10-K for the year ended December 31, 2006).

10.18	Fourth Amendment to Revolving Loan Agreement dated as of January 30, 2007 by and between Brown & Brown, Inc. and SunTrust Bank (incorporated by reference to Exhibit 10.18 to Form 10-K for the year ended December 31, 2006).

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to Form 10-K for the year ended December 31, 2007).

23	Consent of Deloitte & Touche LLP.

24	Powers of Attorney pursuant to which this Form 10-K has been signed on behalf of certain directors of the Registrant (incorporated by reference to Exhibit 24 to Form 10-K for the year ended December 31, 2007).

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	Section 1350 Certification by the Chief Executive Officer of the Registrant (incorporated by reference to Exhibit 32.1 to Form 10-K for the year ended December 31, 2007).

32.2	Section 1350 Certification by the Chief Financial Officer of the Registrant (incorporated by reference to Exhibit 32.2 to Form 10-K for the year ended December 31, 2007).