Form 10-Q
period 2008-03-31
BROWN & BROWN INC
filed 2008-05-12
CIK 79282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90days.    Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

The number of shares of the Registrant's common stock, $.10 par value, outstanding as of May 5, 2008 was 140,723,532.

BROWN & BROWN, INC.

PART I -FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS (UNAUDITED)

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands, except per share data)	For the three months ended March 31,
	2008	2007

REVENUES
Commissions and fees	$253,528	$245,559
Investment income	1,999	11,579
Other income, net	1,188	1,375
Total revenues	256,715	258,513

EXPENSES
Employee compensation and benefits	121,187	110,810
Non-cash stock-based compensation	1,944	1,502
Other operating expenses	31,204	31,923
Amortization	11,116	9,502
Depreciation	3,246	3,040
Interest	3,434	3,634
Total expenses	172,131	160,411

Income before income taxes	84,584	98,102

Income taxes	32,824	38,375

Net income	$51,760	$59,727

Net income per share:
Basic	$0.37	$0.43
Diluted	$0.37	$0.42

Weighted average number of shares outstanding:
Basic	140,704	140,221
Diluted	141,327	141,194

Dividends declared per share	$0.07	$0.06

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED
BALANCE SHEETS
(UNAUDITED)

(in thousands, except per share data)	March 31, 2008	December 31, 2007

ASSETS
Current Assets:
Cash and cash equivalents	$16,990	$38,234
Restricted cash and investments	239,350	254,404
Short-term investments	4,673	2,892
Premiums, commissions and fees receivable	231,471	240,680
Deferred income taxes	-	17,208
Other current assets	55,022	33,964
Total current assets	547,506	587,382

Fixed assets, net	62,199	62,327
Goodwill	896,544	846,433
Amortizable intangible assets, net	459,098	443,224
Other assets	20,802	21,293

Total assets	$1,986,149	$1,960,659

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Premiums payable to insurance companies	$376,829	$394,034
Premium deposits and credits due customers	35,956	41,211
Accounts payable	35,665	18,760
Accrued expenses	52,472	90,599
Current portion of long-term debt	7,421	11,519
Total current liabilities	508,343	556,123

Long-term debt	252,627	227,707

Deferred income taxes, net	69,048	65,736

Other liabilities	14,300	13,635

Shareholders' Equity:
Common stock, par value $0.10 per share;
authorized 280,000 shares; issued and
outstanding 140,724 at 2008 and 140,673 at 2007	14,072	14,067
Additional paid-in capital	234,342	231,888
Retained earnings	893,403	851,490
Accumulated other comprehensive income, net of related income tax
effect of $9 at 2008 and $8 at 2007	14	13

Total shareholders' equity	1,141,831	1,097,458

Total liabilities and shareholders' equity	$1,986,149	$1,960,659

See accompanying notes to condensed consolidated financial statements.

 BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS
(UNAUDITED)

	For the three months ended March 31,
(in thousands)	2008	2007

Cash flows from operating activities:
Net income	$51,760	$59,727
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	11,116	9,502
Depreciation	3,246	3,040
Non-cash stock-based compensation	1,944	1,502
Deferred income taxes	20,519	1,920
Net loss (gain) on sales of investments, fixed
assets and customer accounts	60	(9,518)
Changes in operating assets and liabilities, net of effect
from acquisitions and divestitures:
Restricted cash and investments decrease	15,054	1,402
Premiums, commissions and fees receivable decrease	11,181	39,882
Other assets (increase) decrease	(20,518)	6,257
Premiums payable to insurance companies (decrease)	(17,383)	(36,724)
Premium deposits and credits due customers (decrease)	(5,256)	(699)
Accounts payable increase	11,709	30,998
Accrued expenses (decrease)	(38,638)	(39,792)
Other liabilities increase	665	1,894
Net cash provided by operating activities	45,459	69,391

Cash flows from investing activities:
Additions to fixed assets	(4,061)	(16,280)
Payments for businesses acquired, net of cash acquired	(72,551)	(41,672)
Proceeds from sales of fixed assets and customer accounts	2,135	1,351
Purchases of investments	(1,788)	(29)
Proceeds from sales of investments	50	9,090
Net cash used in investing activities	(76,215)	(47,540)

Cash flows from financing activities:
Proceeds from long-term debt	25,000	-
Payments on long-term debt	(6,156)	(5,487)
Borrowings on revolving credit facility	-	12,240
Payments on revolving credit facility	-	(12,240)
Income tax benefit from issuance of common stock	-	4,273
Issuances of common stock for employee stock benefit plans	515	609
Cash dividends paid	(9,847)	(8,403)
Net cash provided by (used in) financing activities	9,512	(9,008)
Net (decrease) increase in cash and cash equivalents	(21,244)	12,843
Cash and cash equivalents at beginning of period	38,234	88,490
Cash and cash equivalents at end of period	$16,990	$101,333

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 · Nature of Operations

Brown & Brown, Inc., a Florida corporation, and its subsidiaries (collectively, “we”, “Brown & Brown” or the “Company”) is a diversified insurance agency, wholesale brokerage, and services organization that markets and sells to its customers insurance products and services, primarily in the property and casualty arena. Brown & Brown's business is divided into four reportable segments: the Retail Division, which provides a broad range of insurance products and services to commercial, public and quasi-public entities, professional and individual customers; the Wholesale Brokerage Division, which markets and sells excess and surplus commercial and personal lines insurance and reinsurance, primarily through independent agents and brokers; the National Programs Division, which is comprised of two units - Professional Programs, which provides professional liability and related package products for certain professionals delivered through nationwide networks of independent agents, and Special Programs, which markets targeted products and services designed for specific industries, trade groups, public and quasi-public entities and market niches; and the Services Division, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers' compensation and all-lines liability areas, as well as Medicare set-aside services.

NOTE 2 · Basis of Financial Reporting

The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited, condensed, consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

Results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

The following table sets forth the computation of basic net income per share and diluted net income per share:

	For the three months ended March 31,
(in thousands, except per share data)	2008	2007

Net income	$51,760	$59,727

Weighted average number of common shares outstanding	140,704	140,221

Dilutive effect of stock options using the
treasury stock method	623	973

Weighted average number of shares outstanding	141,327	141,194

Net income per share:
Basic	$0.37	$0.43
Diluted	$0.37	$0.42

NOTE 4 · New Accounting Pronouncements

Fair Value Measurements — In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for the measurement of assets and liabilities that uses fair value and expands disclosures about fair value measurements. SFAS 157 will apply whenever another GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for all interim periods within those fiscal years.  The adoption of SFAS 157 did not have any impact on the amounts reported on the Company’s condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company elected not to report any financial assets or liabilities at fair value under SFAS 159 in its first quarter 2008 condensed consolidated financial statements.

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

Noncontrolling Interests in Consolidated Financial Statements — In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), an amendment of Accounting Research Bulletin (“ARB”) No. 51 (“ARB 51”). SFAS 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for, and reporting of, transactions between the reporting entity and holders of such noncontrolling interests. Under SFAS 160, noncontrolling interests are considered equity and should be reported as an element of consolidated equity. Net income will encompass the total income of all consolidated subsidiaries and there will be separate disclosure on the face of the income statement of the attribution of that income between the controlling and noncontrolling interests; increases and decreases in the noncontrolling ownership interest amount will be accounted for as equity transactions. SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008, and earlier application is prohibited. SFAS 160 is required to be adopted prospectively, except for reclassify noncontrolling interests to equity, separate from the parent’s shareholders’ equity, in the consolidated statement of financial position and recasting consolidated net income (loss) to include net income (loss) attributable to both the controlling and noncontrolling interests, both of which are required to be adopted retrospectively. Since all of the Company’s subsidiaries are 100% owned, we do not expect the adoption of SFAS 160 will have a significant impact to our financial statements.

NOTE 5 · Business Combinations

Acquisitions in 2008

For the three months ended March 31, 2008, Brown & Brown acquired the assets and assumed certain liabilities of eight insurance intermediaries, the stock of one insurance intermediary and several book of business (customer accounts). The aggregate purchase price of these acquisitions was $79,367,000, including $71,475,000 of net cash payments, the issuance of $1,987,000 in notes payable and the assumption of $5,905,000 of liabilities. All of these acquisitions were acquired primarily to expand Brown & Brown's core businesses and to attract and hire high-quality individuals. Acquisition purchase prices are typically based on a multiple of average annual operating profits earned over a one- to three-year period within a minimum and maximum price range. The initial asset allocation of an acquisition is based on the minimum purchase price, and any subsequent earn-out payment is allocated to goodwill. Acquisitions are initially recorded at preliminary fair values. Subsequently, the Company completes the final fair value allocations and any adjustments to assets or liabilities acquired are recorded in the current period.

All of these acquisitions have been accounted for as business combinations and are as follows:

(in thousands) Name	Business Segment	2008 Date of Acquisition	Net Cash Paid	Notes Payable	Recorded Purchase Price
Smith Peabody & Stiles Insurance Agency	Retail	January 1	$13,285	$-	$13,285
LDP Consulting Group, Inc.	Retail	January 24	39,226	-	39,226
Other	Various	Various	18,964	1,987	20,951
Total			$71,475	$1,987	$73,462

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition:

(in thousands)	Smith Peabody & Stiles	LDP	Other	Total
Fiduciary cash	$-	$166	$-	$166
Other current assets	-	1,121	853	1,974
Fixed assets	75	19	99	193
Goodwill	8,980	29,115	10,771	48,866
Purchased customer accounts	4,218	13,958	9,788	27,964
Noncompete agreements	12	55	126	193
Other assets	-	11	-	11
Total assets acquired	13,285	44,445	21,637	79,367
Other current liabilities	-	(5,219)	(686)	(5,905)
Total liabilities assumed	-	(5,219)	(686)	(5,905)
Net assets acquired	$13,285	$39,226	$20,951	$73,462

The weighted average useful lives for the above acquired amortizable intangible assets are as follows: purchased customer accounts, 15.0 years; and noncompete agreements, 5.0 years.

Goodwill of $48,866,000, all of which is expected to be deductible for income tax purposes, was assigned to the Retail, Wholesale Brokerage, National Programs and Services Divisions in the amounts of $47,767,000, $779,000, $320,000 and nil, respectively.

The results of operations for the acquisitions completed during 2008 have been combined with those of the Company since their respective acquisition dates. If the acquisitions had occurred as of the beginning of each period, the Company's results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

	For the three months
(UNAUDITED)	ended March 31,
(in thousands, except per share data)	2008	2007

Total revenues	$258,531	$266,392
Income before income taxes	85,285	101,023
Net income	52,189	61,505

Net income per share:
Basic	$0.37	$0.44
Diluted	$0.37	$0.44

Weighted average number of shares outstanding:
Basic	140,704	140,221
Diluted	141,327	141,194

Additional consideration paid to sellers as a result of purchase price “earn-out” provisions are recorded as adjustments to intangible assets when the contingencies are settled. The net additional consideration paid by the Company in 2008 as a result of these adjustments totaled $1,298,000, all of which was allocated to goodwill. Of the $1,298,000 net additional consideration paid, $1,242,000 was paid in cash and $56,000 was issued in notes payable. As of March 31, 2008, the maximum future contingency payments related to acquisitions totaled $181,580,000.

Acquisitions in 2007

For the three months ended March 31, 2007, Brown & Brown acquired the assets and assumed certain liabilities of seven insurance intermediaries, the stock of two insurance intermediaries and a book of business (customer accounts). The aggregate purchase price of these acquisitions was $53,433,000, including $42,652,000 of net cash payments, the issuance of $4,015,000 in notes payable and the assumption of $6,766,000 of liabilities. All of these acquisitions were acquired primarily to expand Brown & Brown's core businesses and to attract and hire high-quality individuals. Acquisition purchase prices are typically based on a multiple of average annual operating profits earned over a one- to three-year period within a minimum and maximum price range. The initial asset allocation of an acquisition is based on the minimum purchase price, and any subsequent earn-out payment is allocated to goodwill. Acquisitions are initially recorded at preliminary fair values. Subsequently, the Company completes the final fair value allocations and any adjustments to assets or liabilities acquired are recorded in the current period.

All of these acquisitions have been accounted for as business combinations and are as follows:

(in thousands)		2007	Net		Recorded
	Business	Date of	Cash	Notes	Purchase
Name	Segment	Acquisition	Paid	Payable	Price
ALCOS, Inc.	Retail	March 1	$30,850	$3,500	$34,350
Other	Various	Various	11,802	515	12,317
Total			$42,652	$4,015	$46,667

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition:

(in thousands)	ALCOS	Other	Total
Fiduciary cash	$627	$716	$1,343
Other current assets	1,224	515	1,739
Fixed assets	720	102	822
Goodwill	28,970	8,192	37,162
Purchased customer accounts	7,820	4,180	12,000
Noncompete agreements	130	112	242
Other assets	115	10	125
Total assets acquired	39,606	13,827	53,433
Other current liabilities	(2,098)	(761)	(2,859)
Deferred income taxes	(3,083)	(749)	(3,832)
Non-current other liabilities	(75)	-	(75)
Total liabilities assumed	(5,256)	(1,510)	(6,766)
Net assets acquired	$34,350	$12,317	$46,667

The weighted average useful lives for the above acquired amortizable intangible assets are as follows: purchased customer accounts, 15.0 years; and noncompete agreements, 5.0 years.

Goodwill of $37,162,000, of which $5,366,000 is expected to be deductible for income tax purposes, was assigned to the Retail, Wholesale Brokerage, National Programs and Services Divisions in the amounts of $4,304,000, $241,000, $374,000 and $447,000, respectively.

The results of operations for the acquisitions completed during 2007 have been combined with those of the Company since their respective acquisition dates. If the acquisitions had occurred as the beginning of each period, the Company's results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

	For the three months
(UNAUDITED)	ended March 31,
(in thousands, except per share data)	2007	2006

Total revenues	$262,255	$237,820
Income before income taxes	99,088	83,311
Net income	60,327	51,178

Net income per share:
Basic	$0.43	$0.37
Diluted	$0.43	$0.36

Weighted average number of shares outstanding:
Basic	140,221	139,383
Diluted	141,194	140,823

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

The changes in goodwill for the three months ended March 31, 2008 are as follows:

		Wholesale	National
(in thousands)	Retail	Brokerage	Programs	Services	Total
Balance as of January 1, 2008	$453,485	$242,730	$146,948	$3,270	$846,433
Goodwill of acquired businesses	48,770	1,074	320	-	50,164
Goodwill disposed of relating to sales of businesses	-	(53)	-	-	(53)
Balance as of March 31, 2008	$502,255	$243,751	$147,268	$3,270	$896,544

NOTE 7 · Amortizable Intangible Assets

Amortizable intangible assets at March 31, 2008 and December 31, 2007 consisted of the following:

	March 31, 2008				December 31, 2007
				Weighted				Weighted
	Gross		Net	Average	Gross		Net	Average
	Carrying	Accumulated	Carrying	Life	Carrying	Accumulated	Carrying	Life
(in thousands)	Value	Amortization	Value	(years)	Value	Amortization	Value	(years)
Purchased customer accounts	$654,724	$(198,082)	$456,642	14.9	$628,123	$(187,543)	$440,580	14.9
Noncompete agreements	26,040	(23,584)	2,456	7.7	25,858	(23,214)	2,644	7.7
Total	$680,764	$(221,666)	$459,098		$653,981	$(210,757)	$443,224

Amortization expense for other amortizable intangible assets for the years ending December 31, 2008, 2009, 2010, 2011 and 2012 is estimated to be $44,276,000, $43,854,000, $43,176,000, $41,754,000, and $41,138,000, respectively.

NOTE 8 · Investments

Investments consisted of the following:

	March 31, 2008		December 31, 2007
	Carrying Value		Carrying Value
(in thousands)	Current	Non- Current	Current	Non- Current
Available-for-sale marketable equity securities	$48	$-	$46	$-
Non-marketable equity securities and certificates of deposit	4,625	391	2,846	355
Total investments	$4,673	$391	$2,892	$355

The following table summarizes available-for-sale securities:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable equity securities:
March 31, 2008	$25	$23	$-	$48
December 31, 2007	$25	$21	$-	$46

The following table summarizes the proceeds and realized gains/(losses) on non-marketable equity securities and certificates of deposit for the three months ended March 31, 2008 and 2007:

(in thousands)	Proceeds	Gross Realized Gains	Gross Realized Losses
For the three months ended:
March 31, 2008	$50	$78	$-
March 31, 2007	$9,090	$8,841	$500

As of December 31, 2006, our largest security investment was 559,970 common stock shares of Rock-Tenn Company, a New York Stock Exchange-listed company, which we had owned for more than 25 years. Our investment in Rock-Tenn Company accounted for 81% of the total value of our available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit as of December 31, 2006. Rock-Tenn Company's closing stock price at December 31, 2006 was $27.11. In late January 2007, the Board of Directors authorized the sale of half of our investment in Rock-Tenn Company, and subsequently authorized the sale of the balance of the shares. We realized a gain in excess of our original cost basis of $8,840,000 in the first quarter of 2007 and $9,824,000 in the second quarter of 2007 as the results of these sales. As of June 30, 2007, we no longer own any shares of Rock-Tenn Company.

NOTE 9 · Long-Term Debt

Long-term debt at March 31, 2008 and December 31, 2007 consisted of the following:

(in thousands)	2008	2007
Unsecured senior notes	$250,000	$225,000
Acquisition notes payable	9,875	14,025
Revolving credit facility	-	-
Term loan agreements	-	-
Other notes payable	173	201
Total debt	260,048	239,226
Less current portion	(7,421)	(11,519)
Long-term debt	$252,627	$227,707

In July 2004, the Company completed a private placement of $200.0 million of unsecured senior notes (the “Notes”). The $200.0 million is divided into two series: Series A, for $100.0 million due in 2011 and bearing interest at 5.57% per year; and Series B, for $100.0 million due in 2014 and bearing interest at 6.08% per year. The closing on the Series B Notes occurred on July 15, 2004. The closing on the Series A Notes occurred on September 15, 2004. Brown & Brown has used the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. As of March 31, 2008 and December 31, 2007 there was an outstanding balance of $200.0 million on the Notes.

On December 22, 2006, the Company entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). The Purchaser also purchased Notes issued by the Company in 2004. The Master Agreement provides for a $200.0 million private uncommitted “shelf” facility for the issuance of senior unsecured notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten years, as the parties may determine. The Master Agreement includes various covenants, limitations and events of default similar to the Notes issued in 2004. The initial issuance of notes under the Master Facility Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.66% per annum. On February 1, 2008 we issued $25.0 million in Series D Senior Notes due January 15, 2015, with a fixed interest rate of 5.37% per annum.

Also on December 22, 2006, the Company entered into a Second Amendment to Amended and Restated Revolving and Term Loan Agreement (the “Second Term Amendment”) and a Third Amendment to Revolving Loan Agreement (the “Third Revolving Amendment”) with a national banking institution, amending the existing Amended and Restated Revolving and Term Loan Agreement dated January 3, 2001 (the “Term Agreement”) and the existing Revolving Loan Agreement dated September 29, 2003, as amended (the “Revolving Agreement”), respectively. The amendments provided covenant exceptions for the notes issued or to be issued under the Master Agreement, and relaxed or deleted certain other covenants. In the case of the Third Revolving Amendment, the lending commitment was reduced from $75.0 million to $20.0 million, the maturity date was extended from September 30, 2008 to December 20, 2011, and the applicable margins for advances and the availability fee were reduced. Based on the Company's funded debt-to-EBITDA (earnings before interest, taxes, depreciation and amortization) ratio, the applicable margin for Eurodollar advances changed from a range of London Interbank Offering Rate (“LIBOR”) LIBOR plus 0.625% to 1.625% to a range of LIBOR plus 0.450% to 0.875%. The applicable margin for base rate advances changed from a range of LIBOR plus 0.000% to 0.125% to the Prime Rate less 1.000%. The availability fee changed from a range of 0.175% to 0.250% to a range of 0.100% to 0.200%. The 90-day LIBOR was 2.68% and 4.70% as of March 31, 2008 and December 31, 2007, respectively. There were no borrowings against this facility at March 31, 2008 or December 31, 2007.

In January 2001, Brown & Brown entered into a $90.0 million unsecured seven-year term loan agreement with a national banking institution, bearing an interest rate based upon the 30-, 60- or 90-day LIBOR plus 0.50% to 1.00%, depending upon Brown & Brown's quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization and non-cash stock-based compensation. The 90-day LIBOR was 2.68% and 4.70% as of March 31, 2008 and December 31, 2007, respectively. The loan was fully funded on January 3, 2001 and was to be repaid in equal quarterly installments of $3,200,000 through December 2007. As of December 31, 2007 the outstanding balance had been paid in full.

All four of these credit agreements require Brown & Brown to maintain certain financial ratios and comply with certain other covenants. Brown & Brown was in compliance with all such covenants as of March 31, 2008 and December 31, 2007.

To hedge the risk of increasing interest rates from January 2, 2002 through the remaining six years of its seven-year $90.0 million term loan, Brown & Brown entered into an interest rate exchange ( or “swap”) agreement that effectively converted the floating rate LIBOR-based interest payments to fixed interest rate payments at 4.53%. This agreement did not affect the required 0.50% to 1.00% credit risk spread portion of the term loan. In accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended, the fair value of the interest rate swap of approximately $37,000, net of related income taxes of approximately $22,000, was recorded in other assets as of December 31, 2006 with the related change in fair value reflected as other comprehensive income. Brown & Brown has designated and assessed the derivative as a highly effective cash flow hedge. As of December 31, 2007, the interest rate swap agreement expired in conjunction with the final principal payment on the term loan.

Acquisition notes payable represent debt incurred to former owners of certain insurance operations acquired by Brown & Brown. These notes and future contingent payments are payable in monthly, quarterly and annual installments through April 2011, including interest in the range from 0.00% to 9.00%.

NOTE 10 · Supplemental Disclosures of Cash Flow Information and Non-Cash Financing and Investing Activities

(in thousands)	For the three months ended March 31,
	2008	2007
Cash paid during the period for:
Interest	$5,778	$6,118
Income taxes	$124	$1,192

Brown & Brown's significant non-cash investing and financing activities are summarized as follows:

	For the three months ended March 31,
(in thousands)	2008	2007

Unrealized holding gain (loss) on available-for-sale securities, net of tax effect of $1 for 2008; net of tax benefit of $1,826 for 2007	$1	$(3,199)
Net (loss) gain on cash-flow hedging derivative, net of tax benefit of $0 for 2008, net of tax benefit of $9 for 2007	$-	$(16)
Notes payable issued or assumed for purchased customer accounts	$2,042	$7,900

NOTE 11 · Comprehensive Income

The components of comprehensive income, net of related income tax effects, are as follows:

	For the three months
	ended March 31,
(in thousands)	2008	2007

Net income	$51,760	$59,727
Net unrealized holding gain (loss) on available-for-sale securities	1	(3,199)
Net (loss) gain on cash-flow hedging derivative	-	(16)
Comprehensive income	$51,761	$56,512

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

Among the above-referenced claims, and as previously described in the Company's public filings, over the past several years, there have been a number of threatened and pending legal claims and lawsuits against Brown & Brown, Inc. and Brown & Brown Insurance Services of Texas, Inc. (BBTX), a subsidiary of Brown & Brown, Inc., arising out of BBTX's involvement with the procurement and placement of workers' compensation insurance coverage for entities including several professional employer organizations. One such action, styled Great American Insurance Company, et al. v. The Contractor's Advantage, Inc., et al., Cause No.2002-33960, is currently being tried in the 189th Judicial District Court in Harris County, Texas.  The plaintiffs in this case assert numerous causes of action, including fraud, civil conspiracy, federal Lanham Act and RICO violations, breach of fiduciary duty, breach of contract, negligence and violations of the Texas Insurance Code against BBTX, Brown & Brown, Inc. and other defendants, and seeks recovery of punitive or extraordinary damages (such as treble damages) and attorneys' fees. Although the ultimate outcome of the matters referenced in this section titled “Other” cannot be ascertained and liabilities in indeterminate amounts may be imposed on Brown & Brown, Inc. or its subsidiaries, on the basis of present information, availability of insurance and legal advice received, it is the opinion of management that the disposition or ultimate determination of such claims will not have a material adverse effect on the Company's consolidated financial position. However, as (i) one or more of the Company's insurance carriers could take the position that portions of these claims are not covered by the Company's insurance, (ii) to the extent that payments are made to resolve claims and lawsuits, applicable insurance policy limits are eroded, and (iii) the claims and lawsuits relating to these matters are continuing to develop, it is possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by unfavorable resolutions of these matters.

For a more complete discussion of the foregoing matters, please see Item 3 of Part I of our Annual Report on Form 10-K filed with the Securities and Exchange Commission for our fiscal year ended December 31, 2007 and Note 13 to the Consolidated Financial Statements contained in Item 8 of Part II thereof.

NOTE 13 · Segment Information

Brown & Brown's business is divided into four reportable segments: the Retail Division, which provides a broad range of insurance products and services to commercial, governmental, professional and individual customers; the Wholesale Brokerage Division, which markets and sells excess and surplus commercial and personal lines insurance, and reinsurance, primarily through independent agents and brokers; the National Programs Division, which is comprised of two units - Professional Programs, which provides professional liability and related package products for certain professionals delivered through nationwide networks of independent agents, and Special Programs, which markets targeted products and services designed for specific industries, trade groups, public and quasi-public entities, and market niches; and the Services Division, which provides insurance-related services, including third-party administration, consulting for the workers' compensation and employee benefit self-insurance markets, managed healthcare services and Medicare set-aside services. Brown & Brown conducts all of its operations within the United States of America except for one start-up wholesale brokerage operation based in London, England that commenced business in March 2008 and which has less then $300,000 of revenues.

Summarized financial information concerning Brown & Brown's reportable segments for the three months ended March 31, 2008 and 2007 is shown in the following table. The “Other” column includes any income and expenses not allocated to reportable segments and corporate-related items, including the inter-company interest expense charge to the reporting segment.

	For the three months ended March 31, 2008
		Wholesale	National
(in thousands)	Retail	Brokerage	Programs	Services	Other	Total
Total revenues	$157,213	$46,334	$44,070	$7,938	$1,160	$256,715
Investment income	191	459	109	5	1,235	1,999
Amortization	6,218	2,498	2,275	115	10	11,116
Depreciation	1,460	738	641	112	295	3,246
Interest	6,331	4,797	2,117	194	(10,005)	3,434
Income before income taxes	47,332	7,236	16,036	1,776	12,204	84,584
Total assets	1,466,811	643,717	553,612	40,193	(718,184)	1,986,149
Capital expenditures	1,168	1,246	396	55	1,196	4,061

	For the three months ended March 31, 2007
		Wholesale	National
(in thousands)	Retail	Brokerage	Programs	Services	Other	Total
Total revenues	$150,819	$48,586	$38,725	$8,961	$11,422	$258,513
Investment income	46	705	123	6	10,699	11,579
Amortization	4,884	2,234	2,259	115	10	9,502
Depreciation	1,389	601	697	151	202	3,040
Interest	4,295	4,855	2,694	165	(8,375)	3,634
Income before income taxes	53,547	10,845	11,232	2,094	20,384	98,102
Total assets	1,178,751	610,859	527,186	33,715	(523,104)	1,827,407
Capital expenditures	1,407	569	459	123	13,722	16,280

NOTE 14 · Subsequent Events

From April 1, 2008 through May 7, 2008, Brown & Brown acquired the assets and assumed certain liabilities of five insurance intermediaries and several books of business (customer accounts). The aggregate purchase price of these acquisitions was $37,502,000, including $36,264,000 of net cash payments, the issuance of $727,000 in notes payable and the assumption of $511,000 of liabilities. All of these acquisitions were acquired primarily to expand Brown & Brown’s core businesses and to attract and hire high-quality individuals. Acquisition purchase prices are based primarily on a multiple of average annual operating profits earned over a one- to three-year period within a minimum and maximum price range. The initial asset allocation of an acquisition is based on the minimum purchase price, and any subsequent earn-out payment is allocated to goodwill.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION UPDATES THE MD&A CONTAINED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED IN 2007, AND THE TWO DISCUSSIONS SHOULD BE READ TOGETHER.

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

Our commissions and fees revenue is comprised of commissions paid by insurance companies and fees paid directly by customers. Commission revenues generally represent a percentage of the policy premium paid by the insured and are materially affected by fluctuations in both premium rate levels charged by insurance companies and the insureds' underlying “insurable exposure units,” which are units that insurance companies use to measure or express insurance exposed to risk (such as property values, sales and payroll levels) in order to determine what premium to charge the insured. These premium rates are established by insurance companies based upon many factors, including reinsurance rates paid by insurance carriers, none of which we control. Beginning in 1986 and continuing through 1999, commission revenues were adversely influenced by a consistent decline in premium rates resulting from intense competition among property and casualty insurance companies for market share. This condition of a prevailing decline in premium rates, commonly referred to as a “soft market,” generally resulted in flat to reduced commissions on renewal business. The effect of this softness in rates on our commission revenues was somewhat offset by our acquisitions and net new business production. As a result of increasing “loss ratios” (the comparison of incurred losses plus adjustment expenses against earned premiums) of insurance companies through 1999, there was a general increase in premium rates beginning in the first quarter of 2000 and continuing into 2003.  During 2003, the increases in premium rates began to moderate, and in certain lines of insurance, premium rates decreased. In 2004, as general premium rates continued to moderate, the insurance industry experienced the worst hurricane season since 1992 (when Hurricane Andrew hit south Florida). The insured losses from the 2004 hurricane season were absorbed relatively easily by the insurance industry and the general insurance premium rates continued to soften during 2005. During the third quarter of 2005, the insurance industry experienced the worst hurricane season ever recorded. As a result of the significant losses incurred by the insurance carriers due to these hurricanes, the insurance premium rates in 2006 increased on coastal property, primarily in the southeastern region of the United States. In the other regions of the United States, insurance premium rates generally declined during 2006. In addition to significant insurance pricing declines in the State of Florida, as discussed below in the “Florida Insurance Overview”, the insurance premium rates continued a gradual decline during 2007 in most of the other regions of the United States. One industry segment that was hit especially hard during 2007 was the home-building industry in southern california, and, to a lesser extent, Nevada, Arizona and Florida. We have a wholesale brokerage operation that focuses on placing property and casualty insurance products for that home-building segment and a program operation that places errors and omissions professional liability coverages for title agents. Both of these operations’ 2007 and first-quarter of 2008 revenues were negatively affected by these national economic trends.

The volume of business from new and existing insured customers, fluctuations in insurable exposure units and changes in general economic and competitive conditions further impact our revenues. For example, the increasing costs of litigation settlements and awards have caused some customers to seek higher levels of insurance coverage. Conversely, level rates of inflation or general declines in economic activity could limit increases in the values of insurable exposure units. Historically, our revenues have continued to grow as a result of an intense focus on net new business growth and acquisitions: however in 2007, substantial governmental involvement in the Florida insurance marketplace resulted in a substantial loss of revenues. We anticipate that results of operations will continue to be influenced by these competitive and economic conditions in 2008.

We also earn “profit-sharing contingent commissions,” which are profit-sharing commissions based primarily on underwriting results, but may also reflect considerations for volume, growth and/or retention. These commissions are primarily received in the first and second quarters of each year, based on underwriting results and other aforementioned considerations for the prior year(s). Over the last three years profit-sharing contingent commissions have averaged approximately 5.8% of the previous year's total commissions and fees revenue. Profit-sharing contingent commissions are primarily included in our total commissions and fees in the Consolidated Statements of Income in the year received. The term “core commissions and fees” excludes profit-sharing contingent commissions and therefore represents the revenues earned directly from specific insurance policies sold, and specific fee-based services rendered. Recently, four national insurance carriers announced the replacement of the current loss-ratio based profit-sharing contingent commission calculation with a fixed-based methodology referred to as “Guaranteed Supplemental Commissions” (“GSC’s”). Since these new GSC’s are not subject to the uncertainty of loss ratios, they are accrued throughout the year based on actual premiums written.  As of March 31, 2008, $2.4 million was accrued for GSC’s earned during 2008 that will be collected in the first quarter of 2009.  Since the original GSC’s contracts were not formalized until the second quarter of 2007, there was no GSC’s accrual established at March 31, 2007; however, a $3.3 million accrual was established as of June 30, 2007 for the GSC’s earned for the first six months of 2007.

Fee revenues are generated primarily by: (1) our Services Division, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside services; and (2) our Wholesale Brokerage and National Program Divisions which earn fees primarily for the issuance of insurance policies on behalf of insurance carriers. In each of the past three years, fee revenues have increased as a percentage of our total commissions and fees, from 13.6% in 2005 to 14.3% in 2007.

Investment income historically consists primarily of interest earnings on premiums and advance premiums collected and held in a fiduciary capacity before being remitted to insurance companies. Our policy is to invest available funds in high-quality, short-term fixed income investment securities in accordance with applicable law. Investment income also includes gains and losses realized from the sale of investments. In 2007, we sold our investment in Rock-Tenn Company which we had owned for over 25 years, for a net gain of $18.7 million.

Other income consists primarily of gains and losses from the sale and disposition of assets. Although we are not in the business of selling customer accounts, we periodically will sell an office or a book of business (one or more customer accounts) that does not produce reasonable margins or demonstrate a potential for growth.

Florida Insurance Overview

Many states have established “Residual Markets”, which are governmental or quasi-governmental insurance facilities that provide coverage to individuals and/or businesses that cannot buy insurance in the private marketplace, i.e., “insurers of last resort”. These facilities can be for any type of risk or exposure; however, the most common are usually automobile or high-risk property coverage. Residual Markets can also be referred to as: “FAIR Plans,” “Windstorm Pools,” “Joint Underwriting Associations,” or may even be given names styled after the private sector, such as “Citizens Property Insurance Corporation.”

In August 2002, the Florida Legislature created “Citizens Property Insurance Corporation” (“Citizens”) to be the “insurer of last resort” in Florida and, as such, Citizens therefore charged insurance rates that were higher than those prevailing in the private insurance marketplace. In each of 2004 and 2005, four major hurricanes made landfall in Florida, and as a result of the significant insurance property losses caused by these storms, the insurance rates increased in 2006. To counter the increased property insurance rates, the State of Florida caused Citizens to essentially cut its property insurance rates in half beginning in January 2007. By state law, Citizens has guaranteed their rates through January 1, 2010. As a result, Citizens became the most competitive risk-bearer on commercial habitational coastal property exposures, such as condominiums, apartments, and certain assisted living facilities. Additionally, Citizens became the only insurance market for certain homeowner policies throughout Florida. By the end of 2007, Citizens was the largest single underwriter of coastal property in Florida.

Because Citizens became the principal direct competitor of the risk-bearers that participate in our Florida Intracoastal Underwriters (“FIU”) condominium program and the excess and surplus lines insurers that are represented by our wholesale brokerage operations offering property coverages such as our Hull & Company subsidiary, these programs and operations lost significant amounts of revenue to Citizens during 2007.  Citizens’ impact on our Florida Retail Division was less pronounced because to our Retail Division offices, Citizens was now simply another risk-bearer with which to write business, although at slightly lower commission rates and with more onerous requirements for placing coverage. In 2008, the insurance rates charged by Citizens are expected to be similar to the 2007 rates and therefore, the sequential year impact of Citizens’ rates on our results may not be as significant as they were in 2007.

In the second half of 2007, the standard insurance companies started to become more competitive in the casualty (liability) business, including workers’ compensation business. The rates in the Florida casualty business began to drop as much as 20%-25% compared with 2006 rates. These competitive rates are likely to continue for at least the first nine months of 2008.

Company Overview – First Quarter of 2008

Following year 2007, in which we experienced four consecutive quarters of negative internal growth, we again experienced negative internal growth in the first quarter of 2008.  For the first quarter of 2008, our total core commissions and fees decreased $8.1 million or 4.1%, primarily because of the continued “soft” insurance marketplace in the United States, governmental involvement in the Florida insurance marketplace and the negative impact of the economy on the home-building industry. Offsetting the negative internal revenue growth was an active quarter of nine acquisitions (as well as books of business purchases) with estimated annual revenues of $30.2 million which contributed to the $26.1 million of total core commissions and fees related to acquisitions in the first quarter of 2008.

During the first quarter of 2008, we had no gains or losses on the sale of investments.  However, during 2007, we recorded an $18.7 million gain on the sale of our investment in Rock-Tenn Company, of which we recognized $8.8 million in the first quarter and $9.9 million in the second quarter.

Acquisitions

During the first quarter of 2008, we acquired the assets and assumed certain liabilities of eight insurance intermediary operations, the stock of one insurance intermediary and several books of business (customer accounts). The aggregate purchase price was $79.4 million, including $71.5 million of net cash payments, the issuance of $2.0 million in notes payable and the assumption of $5.9 million of liabilities. These acquisitions had estimated aggregate annualized revenues of $30.2 million.

During the first quarter of 2007, we acquired the assets and assumed certain liabilities of seven insurance intermediary operations, the stock of two insurance intermediaries and several books of business (customer accounts). The aggregate purchase price was $53.4 million, including $42.6 million of net cash payments, the issuance of $4.0 million in notes payable and the assumption of $6.8 million of liabilities. These acquisitions had estimated aggregate annualized revenues of $25.5 million.

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

We believe that of our significant accounting and reporting policies, the more critical policies include our accounting for revenue recognition, business acquisitions and purchase price allocations, intangible asset impairments, reserves for litigation and derivative interests. In particular, the accounting for these areas requires significant judgments to be made by management.  Different assumptions in the application of these policies could result in material changes in our consolidated financial position or consolidated results of operations. Refer to Note 1 in the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2007 on file with the Securities and Exchange Commission for details regarding our critical and significant accounting policies.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Consolidated Financial Statements and related Notes.

Financial information relating to our Condensed Consolidated Financial Results for the three-month periods ended March 31, 2008 and 2007 is as follows (in thousands, except percentages):

	For the three months
	ended March 31,
			%
	2008	2007	Change
REVENUES
Commissions and fees	$217,181	$201,502	7.8%
Profit-sharing contingent commissions	36,347	44,057	(17.5)%
Investment income	1,999	11,579	(82.7)%
Other income, net	1,188	1,375	(13.6)%
Total revenues	256,715	258,513	(0.7)%

EXPENSES
Employee compensation and benefits	121,187	110,810	9.4%
Non-cash stock-based compensation	1,944	1,502	29.4%
Other operating expenses	31,204	31,923	(2.3)%
Amortization	11,116	9,502	17.0%
Depreciation	3,246	3,040	6.8%
Interest	3,434	3,634	(5.5)%
Total expenses	172,131	160,411	7.3%

Income before income taxes	84,584	98,102	(13.8)%

Income taxes	32,824	38,375	(14.5)%

NET INCOME	$51,760	$59,727	(13.3)%

Net internal growth rate – core commissions and fees	(4.1)%	(1.8)%
Employee compensation and benefits ratio	47.2%	42.9%
Other operating expenses ratio	12.2%	12.3%

Capital expenditures	$4,061	$16,280
Total assets at March 31, 2008 and 2007	$1,986,149	$1,827,407

Commissions and Fees

Commissions and fees, including profit-sharing contingent commissions, for the first quarter of 2008 increased $8.0 million, or 3.2%, over the same period in 2007. Profit-sharing contingent commissions for the first quarter of 2008 decreased $7.7 million from the first quarter of 2007, to $36.3 million. Core commissions and fees are our commissions and fees, less (i) profit-sharing contingent commissions and (ii) divested business (commissions and fees generated from offices, books of business or niches sold or terminated). Core commissions and fees revenue for the first quarter of 2008 increased $18.0 million, of which approximately $26.1 million represents core commissions and fees from agencies acquired since the first quarter of 2007. After divested business of $2.3 million, the remaining net decrease of $8.1 million represents net lost business, which reflects a (4.1%) internal growth rate for core commissions and fees.

Investment Income

Investment income for the three months ended March 31, 2008 decreased $9.6 million, or 82.7%, from the same period in 2007. This decrease is primarily due to the sale of our investment in Rock-Tenn Company for a net gain of approximately $8.8 million in the first quarter of 2007.

Other Income, net

Other income for the three months ended March 31, 2008 was $1.2 million, compared with $1.4 million in the same period in 2007. Other income consists primarily of gains and losses from the sale and disposition of assets. Although we are not in the business of selling customer accounts, we periodically will sell an office or a book of business (one or more customer accounts) that does not produce reasonable margins or demonstrate a potential for growth.

Employee Compensation and Benefits

Employee compensation and benefits for the first quarter of 2008 increased $10.4 million, or 9.4%, over the same period in 2007.  This increase is primarily related to the addition of new employees from acquisitions completed since April 1, 2007. Employee compensation and benefits as a percentage of total revenue increased to 47.2% for the first quarter of 2008, from 42.9 % for the first quarter of 2007. Excluding the impact of the gain on the sale of our Rock-Tenn Company stock in 2007, employee compensation and benefits as a percentage of total revenues increased to 47.2% from 44.4% in the first quarter of 2007. This increase in the expense percentage represents approximately $10.4 million in net additional costs, of which $12.0 relates to acquisitions that were stand-alone offices.  Therefore, excluding the impact of acquisitions of stand-alone offices, there was a net reduction of $1.6 million in employee compensation and benefits.

Non-Cash Stock-Based Compensation

Non-cash stock-based compensation for the three months ended March 31, 2008 increased approximately $0.4 million, or 29.4%, over the same period in 2007. For the entire year of 2008, we expect the total non-cash stock-based compensation expense to be approximately $8.0 million to $8.5 million, as compared with the total cost of $5.7 million for the year 2007. The increased annual estimated cost primarily relates to new grants of performance stock (PSP) and incentive stock options issued in February 2008.

Other Operating Expenses

Other operating expenses for the first quarter of 2008 decreased $0.7 million, or 2.3%, from the same period in 2007.  Acquisitions since April 1, 2007 that resulted in stand-alone offices resulted in approximately $3.4 million of increased other operating expenses.  Therefore, there was a net reduction in other operating expenses of approximately $4.1 million with respect to offices in existence in the first quarters of both 2008 and 2007.  Of this $4.1 million reduction, $2.1 million was the result of decreased error and omission expenses and reserves, while the remaining savings were attributable to various expense categories.

Amortization

Amortization expense for the first quarter of 2008 increased $1.6 million, or 17.0%, over the first quarter of 2007. This increase is primarily due to the amortization of additional intangible assets as the result of acquisitions completed since April 1, 2007.

Depreciation

Depreciation expense for the first quarter of 2008 increased $0.2 million, or 6.8%, over the first quarter of 2007. This increase is due primarily to the purchase of new computers, related equipment and software, and the depreciation associated with acquisitions completed since April 1, 2007.

Interest Expense

Interest expense for the first quarter of 2008 decreased $0.2 million, or 5.5%, from the same period in 2007.  This decrease is primarily due to the fact that the final quarterly payment on our tern loan was made in December 2007.

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

The internal growth rates for our core commissions and fees for the three months ended March 31, 2008 and 2007, by divisional units are as follows (in thousands, except percentages):

2008	For the three months ended March 31,
	2008	2007	Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
Florida Retail	$41,635	$43,891	$(2,256)	(5.1)%	$921	$(3,177)	(7.2)%
National Retail	70,685	51,701	18,984	36.7%	19,842	(858)	(1.7)%
Western Retail	21,704	22,426	(722)	(3.2)%	262	(984)	(4.4)%
Total Retail(1)	134,024	118,018	16,006	13.6%	21,025	(5,019)	(4.3)%

Wholesale Brokerage	37,039	37,267	(228)	(0.6)%	4,979	(5,207)	(14.0)%

Professional Programs	10,385	10,438	(53)	(0.5)%	-	(53)	(0.5)%
Special Programs	27,800	24,484	3,316	13.5%	131	3,185	13.0%
Total National Programs	38,185	34,922	3,263	9.3%	131	3,132	9.0%

Services	7,933	8,954	(1,021)	(11.4)%	-	(1,021)	(11.4)%
Total Core Commissions and Fees	$217,181	$199,161	$18,020	9.0%	$26,135	$(8,115)	(4.1)%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Condensed Consolidated Statements of Income for the three months ended March 31, 2008 and 2007 is as follows (in thousands, except percentages):

	For the three months ended March 31,
	2008	2007
Total core commissions and fees	$217,181	$199,161
Profit-sharing contingent commissions	36,347	44,057
Divested business	—	2,341
Total commission and fees	$253,528	$245,559

(1)	The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 13 which includes corporate and consolidation items.

2007	For the three months ended March 31,
	2007	2006	Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
Florida Retail	$43,918	$39,175	$4,743	12.1%	$567	$4,176	10.7%
National Retail	53,134	50,527	2,607	5.2%	2,962	(355)	(0.7)%
Western Retail	23,307	25,028	(1,721)	(6.9)%	159	(1,880)	(7.5)%
Total Retail(1)	120,359	114,730	5,629	4.9%	3,688	1,941	1.7%

Wholesale Brokerage	37,267	35,143	2,124	6.0%	3,977	(1,853)	(5.3)%

Professional Programs	10,438	10,157	281	2.8%	126	155	1.5%
Special Programs	24,484	26,959	(2,475)	(9.2)%	1,864	(4,339)	(16.1)%
Total National Programs	34,922	37,116	(2,194)	(5.9)%	1,990	4,184	(11.3)%

Services	8,954	6,644	2,310	34.8%	1,674	636	9.6%
Total Core Commissions and Fees	$201,502	$193,633	$7,869	4.1%	$11,329	$(3,460)	(1.8)%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Condensed Consolidated Statements of Income for the three months ended March 31, 2007 and 2006 is as follows (in thousands, except percentages):

	For the three months ended March 31,
	2007	2006
Total core commissions and fees	$201,502	$193,633
Profit-sharing contingent commissions	44,057	33,467
Divested business	—	815
Total commission and fees	$245,559	$227,915

(1)	The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 13 which includes corporate and consolidation items.

Retail Division

The Retail Division provides a broad range of insurance products and services to commercial, public and quasi-public, professional and individual insured customers. More than 96.1% of the Retail Division’s commissions and fees revenues are commission-based.  Since the majority of our operating expenses do not change as premiums fluctuate, we believe that most of any fluctuation in the commissions, net of related compensation that we receive will be reflected in our pre-tax income.

Financial information relating to Brown & Brown's Retail Division for the three month-periods ended March 31, 2008 and 2007 is as follows (in thousands, except percentages):

	For the three months
	ended March 31,
			%
	2008	2007	Change
REVENUES
Commissions and fees	$133,810	$119,657	11.8%
Profit-sharing contingent commissions	21,928	29,769	(26.3)%
Investment income	191	46	315.2%
Other income, net	1,284	1,347	(4.7	) %
Total revenues	157,213	150,819	4.2%

EXPENSES
Employee compensation and benefits	72,157	64,672	11.6%
Non-cash stock-based compensation	915	784	16.7%
Other operating expenses	22,800	21,248	7.3%
Amortization	6,218	4,884	27.3%
Depreciation	1,460	1,389	5.1%
Interest	6,331	4,295	47.4%
Total expenses	109,881	97,272	13.0%

Income before income taxes	$47,332	$53,547	(11.6)%

Net internal growth rate – core commissions and fees	(4.3)%	1.7%
Employee compensation and benefits ratio	45.9%	42.9%
Other operating expenses ratio	14.5%	14.1%
Capital expenditures	$1,168	$1,407
Total assets at March 31, 2008 and 2007	$1,466,811	$1,178,751

The Retail Division's total revenues during the three months ended March 31, 2008 increased 4.2%, or $6.4 million over the same period in 2007, to $157.2 million. Profit-sharing contingent commissions for the first quarter of 2008 decreased $7.8 million, or 26.3%, from the first quarter of 2007. Of the net increase in commissions and fees, approximately $21.0 million related to the core commissions and fees from acquisitions that had no comparable revenues in the same period of 2007. Commissions and fees recorded in the first quarter of 2007 from business divested during 2007 was $2.3 million. The remaining net decrease is primarily due to net lost business of $5.0 million in core commissions and fees. The Retail Division's internal growth rate for core commissions and fees was (4.3)% for the first quarter of 2008, and was driven by lower insurance property rates in the southeastern United States.  In other regions of the United States, insurance premium rates also continued to soften.

Income before income taxes for the three months ended March 31, 2008 decreased 11.6%, or $6.2 million from the same period in 2007, to $47.3 million. This decrease is primarily due to net lost business and less profit-sharing contingent commissions.

Wholesale Brokerage Division

The Wholesale Brokerage Division markets and sells excess and surplus commercial and personal lines insurance and reinsurance, primarily through independent agents and brokers. Like the Retail and National Programs Divisions, the Wholesale Brokerage Division's revenues are primarily commission-based.

Financial information relating to our Wholesale Brokerage Division for the three month-periods ended March 31, 2008 and 2007 is as follows (in thousands, except percentages):

	For the three months
	ended March 31,
			%
	2008	2007	Change

REVENUES
Commissions and fees	$37,039	$37,267	(0.6)%
Profit-sharing contingent commissions	8,669	10,597	(18.2)%
Investment income	459	705	(34.9)%
Other income, net	167	17	NMF
Total revenues	46,334	48,586	(4.6)%

EXPENSES
Employee compensation and benefits	22,891	22,294	2.7%
Non-cash stock-based compensation	197	117	68.4%
Other operating expenses	7,977	7,640	4.4%
Amortization	2,498	2,234	11.8%
Depreciation	738	601	22.8%
Interest	4,797	4,855	(1.2)%
Total expenses	39,098	37,741	3.6%

Income before income taxes	$7,236	$10,845	(33.3)%

Net internal growth rate – core commissions and fees	(14.0)%	(5.3)%
Employee compensation and benefits ratio	49.4%	45.9%
Other operating expenses ratio	17.2%	15.7%
Capital expenditures	$1,246	$569
Total assets at March 31, 2008 and 2007	$643,717	$610,859

The Wholesale Brokerage Division's total revenues for the three months ended March 31, 2008 decreased 4.6%, or $2.3 million from the same period in 2007, to $46.3 million.  Profit-sharing contingent commissions for the first quarter of 2008 decreased $1.9 million from the same quarter of 2007. Of the net decrease in commissions and fees, approximately $5.0 million related to core commissions and fees from acquisitions that had no comparable revenues in the same period of 2007. The remaining net decrease is primarily due to $5.2 million of net lost business in core commissions and fees. As such, the Wholesale Brokerage Division's internal growth rate for core commissions and fees was (14.0)% for the first quarter of 2008. The bulk of the net lost business was attributable to a $1.0 million impact of the soft reinsurance marketplace on our reinsurance brokerage operation, a $1.3 million impact of the decreasing property rates in Florida and a $0.7 million impact of the slowing residential home-builders market on one of our Wholesale Brokerage operations that focuses on that industry in the southwestern region of the United States.

Income before income taxes for the three months ended March 31, 2008 decreased 33.3%, or $3.6 million from the same period in 2007, to $7.2 million primarily due to net lost business and less profit-sharing contingent commissions.

National Programs Division

The National Programs Division is comprised of two units: Professional Programs, which provides professional liability and related package products for certain professionals delivered through nationwide networks of independent agents; and Special Programs, which markets targeted products and services designated for specific industries, trade groups, governmental entities and market niches. Like the Retail and Wholesale Brokerage Divisions, the National Programs Division's revenues are primarily commission-based.

Financial information relating to our National Programs Division for the three month-periods ended March 31, 2008 and 2007 is as follows (in thousands, except percentages):

	For the three months
	ended March 31,
			%
	2008	2007	Change
REVENUES
Commissions and fees	$38,185	$34,922	9.3%
Profit-sharing contingent commissions	5,750	3,691	55.8%
Investment income	109	123	(11.4)%
Other income (loss), net	26	(11)	(336.4)%
Total revenues	44,070	38,725	13.8%

EXPENSES
Employee compensation and benefits	16,589	15,608	6.3%
Non-cash stock-based compensation	200	190	5.3%
Other operating expenses	6,212	6,045	2.8%
Amortization	2,275	2,259	0.7%
Depreciation	641	697	(8.0)%
Interest	2,117	2,694	(21.4)%
Total expenses	28,034	27,493	2.0%

Income before income taxes	$16,036	$11,232	42.8%

Net internal growth rate – core commissions and fees	9.0%	(11.3)%
Employee compensation and benefits ratio	37.6%	40.3%
Other operating expenses ratio	14.1%	15.6%
Capital expenditures	$396	$459
Total assets at March 31, 2008 and 2007	$553,612	$527,186

Total revenues for National Programs for the three months ended March 31, 2008 increased 13.8%, or $5.3 million from the same period in 2007, to $44.1 million.  Profit-sharing contingent commissions for the first quarter of 2008 increased $2.1 million over the first quarter of 2007. Included within the net increase in revenues is only approximately $0.1 million related to core commissions and fees from acquisitions that had no comparable revenues in the same period of 2007. The remaining net increase of approximately $3.1 million is primarily due to net new business generated by our Proctor Financial Services subsidiary and our public entity business.  Therefore, the National Programs Division's internal growth rate for core commissions and fees was 9.0% for the three months ended March 31, 2008.

Income before income taxes for the three months ended March 31, 2008 increased 42.8%, or $4.8 million from the same period in 2007, to $16.0 million.  This increase is primarily due to net new business and an increase in profit-sharing contingent commissions.

Services Division

The Services Division provides insurance-related services, including first-party claims administration and comprehensive medical utilization management services in both the workers' compensation and all-lines liability areas, as well as Medicare set-aside services. Unlike our other segments, approximately 98% of the Services Division's 2007 commissions and fees revenue is generated from fees, which are not significantly affected by fluctuations in general insurance premiums.

Financial information relating to our Services Division for the three-month periods ended March 31, 2008 and 2007 is as follows (in thousands, except percentages):

	For the three months
	ended March 31,
			%
	2008	2007	Change

REVENUES
Commissions and fees	$7,933	$8,954	(11.4)%
Profit-sharing contingent commissions	-	-	-
Investment income	5	6	(16.7)%
Other income, net	-	1	-
Total revenues	7,938	8,961	(11.4)%

EXPENSES
Employee compensation and benefits	4,555	5,052	(9.8)%
Non-cash stock-based compensation	35	35	-
Other operating expenses	1,151	1,349	(14.7)%
Amortization	115	115	-
Depreciation	112	151	(25.8)%
Interest	194	165	17.6%
Total expenses	6,162	6,867	(10.3)%

Income before income taxes	$1,776	$2,094	(15.2)%

Net internal growth rate – core commissions and fees	(11.4)%	9.6%
Employee compensation and benefits ratio	57.4%	56.4%
Other operating expenses ratio	14.5%	15.1%
Capital expenditures	$55	$123
Total assets at March 31, 2008 and 2007	$40,193	$33,715

The Services Division's total revenues for the three months ended March 31, 2008 decreased 11.4%, or $1.0 million from the same period in 2007, to $7.9 million. Core commissions and fees reflect an internal growth rate of (11.4)% for the first quarter of 2008, primarily due to the loss of one of our largest third-party administration clients.

Income before income taxes for the three months ended March 31, 2008 decreased 15.2%, or $0.3 million, from the same period in 2007 to $1.8 million, primarily due to net lost business.

Other
As discussed in Note 13 of the Notes to Consolidated Financial Statements, the “Other” column in the Segment Information table includes any income and expenses not allocated to reportable segments, and corporate-related items, including the inter-company interest expense charged to the reporting segment.

Investment income included in the “Other” column in the Segment Information table reflects a realized gain from the sale of our common stock investment in Rock-Tenn Company.  For the year 2007, we recognized a total gain on the sale of the Rock-Tenn investment of $18,664,000, of which $8,840,000 was realized in the first quarter of 2007 and $9,824,000 was realized in the second quarter of 2007. As of June 30, 2007, we no longer own any shares of Rock-Tenn Company.

 LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents of $17.0 million at March 31, 2008 reflected a decrease of $21.2 million from the $38.2 million balance at December 31, 2007. For the three-month period ended March 31, 2008, $45.5 million of cash was provided from operating activities. Also during this period, $72.6 million of cash was used for acquisitions, $4.1 million was used for additions to fixed assets, $6.2 million was used for payments on long-term debt and $9.8 million was used for payment of dividends.

Our ratio of current assets to current liabilities (the “current ratio”) was 1.08 and 1.10 at March 31, 2008 and December 31, 2007, respectively.

Contractual Cash Obligations

As of March 31, 2008, our contractual cash obligations were as follows:

	Payments Due by Period
		Less Than			After 5
(in thousands)	Total	1 Year	1-3 Years	4-5 Years	Years

Long-term debt	$259,988	$7,361	$2,597	$100,030	$150,000
Capital lease obligations	60	60	-	-	-
Other long-term liabilities	14,300	11,933	331	439	1,597
Operating leases	95,468	25,154	38,614	19,126	12,574
Interest obligations	79,047	14,452	28,836	20,228	15,531
Unrecognized tax benefits	507	-	507	-	-
Maximum future acquisition contingency payments	181,580	73,450	105,647	2,483	-
Total contractual cash obligations	$630,950	$132,410	$176,532	$142,306	$179,702

In July 2004, we completed a private placement of $200.0 million of unsecured senior notes (the “Notes”). The $200.0 million is divided into two series: Series A, for $100.0 million due in 2011 and bearing interest at 5.57% per year; and Series B, for $100.0 million due in 2014 and bearing interest at 6.08% per year. The closing on the Series B Notes occurred on July 15, 2004. The closing on the Series A Notes occurred on September 15, 2004. Brown & Brown has used the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. As of March 31, 2008 and December 31, 2007 there was an outstanding balance of $200.0 million on the Notes.

On December 22, 2006, we entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). The Purchaser also purchased Notes issued by the Company in 2004. The Master Agreement provides for a $200.0 million private uncommitted “shelf” facility for the issuance of senior unsecured notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten years, as the parties may determine. The Master Agreement includes various covenants, limitations and events of default similar to the Notes issued in 2004. The initial issuance of notes under the Master Facility Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.66% per annum. On February 1, 2008 we issued $25.0 million in Series D Senior Notes due January 15, 2015 with a fixed interest rate of 5.37% per annum.

Also on December 22, 2006, we entered into a Second Amendment to Amended and Restated Revolving and Term Loan Agreement (the “Second Term Amendment”) and a Third Amendment to Revolving Loan Agreement (the “Third Revolving Amendment”) with a national banking institution, amending the existing Amended and Restated Revolving and Term Loan Agreement dated January 3, 2001 (the “Term Agreement”) and the existing Revolving Loan Agreement dated September 29, 2003, as amended (the “Revolving Agreement”), respectively. The amendments provided covenant exceptions for the notes issued or to be issued under the Master Agreement, and relaxed or deleted certain other covenants. In the case of the Third Revolving Amendment, the lending commitment was reduced from $75.0 million to $20.0 million, the maturity date was extended from September 30, 2007 to December 20, 2011, and the applicable margins for advances and the availability fee were reduced. Based on the Company’s funded debt to EBITDA (earnings before interest, taxes, deprecation and amortization) ratio, the applicable margin for Eurodollar advances changed from a range of London Interbank Offering Rate (“LIBOR”) plus 0.625% to 1.625% to a range of LIBOR plus 0.450% to 0.875%. The applicable margin for base rate advances changed from a range of LIBOR plus 0.000% to 0.125% to the Prime Rate less 1.000%. The availability fee changed from a range of 0.175% to 0.250% to a range of 0.100% to 0.200%. The 90-day LIBOR was 2.68% and 4.70% as of March 31, 2008 and December 31, 2007, respectively. There were no borrowings against this facility at March 31, 2008 or December 31, 2007.

In January 2001, we entered into a $90.0 million unsecured seven year term loan agreement with a national banking institution, bearing an interest rate based upon the 30-, 60- or 90-day LIBOR plus 0.50% to 1.00%, depending upon Brown & Brown’s quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization and non-cash stock-based compensation. The 90-day LIBOR was 2.68% and 4.70% as of March 31, 2008 and December 31, 2007, respectively. The loan was fully funded on January 3, 2001 and was to be repaid in equal quarterly installments of $3,200,000 through December 2007. As of December 31, 2007 the outstanding balance had been paid in full.

All four of these credit agreements require us to maintain certain financial ratios and comply with certain other covenants. We were in compliance with all such covenants as of March 31, 2008 and December 31, 2007.

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

In December 2001, a universal “shelf” registration statement that we filed with the Securities and Exchange Commission (“SEC”) covering the public offering and sale, from time to time, of an aggregate of up to $250.0 million of debt and/or equity securities, was declared effective. The net proceeds from the sale of such securities could be used to fund acquisitions and for general corporate purposes, including capital expenditures, and to meet working capital needs. A common stock follow-on offering of 5,000,000 shares in March 2002 was made pursuant to this “shelf” registration statement. As of December 31, 2007, approximately $90.0 million of the universal “shelf” registration remains available. If we needed to publicly raise additional funds, we may need to register additional securities with the SEC.

Disclosure Regarding Forward-Looking Statements

We make “forward-looking statements” within the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995 throughout this report and in the documents we incorporate by reference into this report. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan” and “continue” or similar words. We have based these statements on our current expectations about future events. Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, our actual results may differ materially from what we currently expect. Important factors which could cause our actual results to differ materially from the forward-looking statements in this report include:

●	material adverse changes in economic conditions in the markets we serve;

●	future regulatory actions and conditions in the states in which we conduct our business;

●	competition from others in the insurance agency and brokerage business;

●
a significant portion of business written by Brown & Brown is for customers located in Arizona, California, Florida, Georgia, Michigan, New Jersey, New York, Pennsylvania, Texas and Washington. Accordingly, the occurrence of adverse economic conditions, an adverse regulatory climate, or a disaster in any of these states could have a material adverse effect on our business, although no such conditions have been encountered in the past;

●	the integration of our operations with those of businesses or assets we have acquired or may acquire in the future and the failure to realize the expected benefits of such integration; and

●	other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.

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

Our invested assets are held as cash and cash equivalents, restricted cash and investments, available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit. These investments are subject to interest rate risk and equity price risk. The fair values of our cash and cash equivalents, restricted cash and investments, and certificates of deposit at March 31, 2008 and December 31, 2007 approximated their respective carrying values due to their short-term duration and therefore such market risk is not considered to be material.

We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date. As of December 31, 2006, our largest security investment was 559,970 common stock shares of Rock-Tenn Company, a New York Stock Exchange-listed company, which we had owned for more than 25 years. Our investment in Rock-Tenn Company accounted for 81% of the total value of available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit as of December 31, 2006. Rock-Tenn Company's closing stock price at December 31, 2006 was $27.11.  In late January 2007, the stock of Rock-Tenn Company began trading in excess of $32.00 per share and the Board of Directors authorized the sale of one-half of our investment, and subsequently authorized the sale of the balance of the shares. We realized a gain in excess of our original cost basis of $8,840,000 in the first quarter of 2007 and $9,824,000 in the second quarter of 2007. As of June 30, 2007, we no longer own any shares of Rock-Tenn Company and thus have no current exposure to equity price risk relating to the common stock of Rock-Tenn Company.

To hedge the risk of increasing interest rates from January 2, 2002 through the remaining six years of our seven-year $90 million term loan, on December 5, 2001 we entered into an interest rate exchange, or “swap”, agreement that effectively converted the floating rate interest payments based on LIBOR to fixed interest rate payments at 4.53%. This agreement did not impact or change the required 0.50% to 1.00% credit risk spread portion of the term loan. We do not otherwise enter into derivatives, swaps or other similar financial instruments for trading or speculative purposes.  As of December 31, 2007, the interest rate swap agreement expired in conjunction with the final principal payment on the Term Agreement.

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

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, those controls.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

In Item 3 of Part I of the Company's Annual Report on Form 10-K for its fiscal year ending December 31, 2007, certain information concerning certain legal proceedings and other matters was disclosed. Such information was current as of the date of filing. During the Company’s fiscal quarter ending March 31, 2008, no new legal proceedings, or material developments with respect to existing legal proceedings, occurred which require disclosure in this Quarterly Report on Form 10-Q.

ITEM 1A.  RISK FACTORS

There were no material changes in the risk factors previously disclosed in Item 1A, “Risk Factors” included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

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

BROWN & BROWN, INC.

/s/ CORY T. WALKER
Date: May 9, 2008	Cory T. Walker Sr. Vice President, Chief Financial Officer and Treasurer (duly authorized officer, principal financial officer and principal accounting officer)