Form 10-Q
period 2008-06-30
BROWN & BROWN INC
filed 2008-08-11
CIK 79282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

The number of shares of the Registrant's common stock, $.10 par value, outstanding as of August 5, 2008 was 140,708,698.

BROWN & BROWN, INC.

PART I -FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS (UNAUDITED)

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands, except per share data)	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007

REVENUES
Commissions and fees	$238,835	$230,476	$492,363	$476,035
Investment income	1,909	12,990	3,908	24,569
Other income, net	976	3,178	2,164	4,553
Total revenues	241,720	246,644	498,435	505,157

EXPENSES
Employee compensation and benefits	120,514	112,636	241,701	223,446
Non-cash stock-based compensation	1,800	1,334	3,744	2,836
Other operating expenses	34,384	31,558	65,588	63,481
Amortization	11,392	9,965	22,508	19,467
Depreciation	3,292	3,239	6,538	6,279
Interest	3,744	3,416	7,178	7,050
Total expenses	175,126	162,148	347,257	322,559

Income before income taxes	66,594	84,496	151,178	182,598

Income taxes	26,196	32,484	59,020	70,859

Net income	$40,398	$52,012	$92,158	$111,739

Net income per share:
Basic	$0.29	$0.37	$0.65	$0.80
Diluted	$0.29	$0.37	$0.65	$0.79

Weighted average number of shares outstanding:
Basic	140,723	140,384	140,713	140,303
Diluted	141,265	141,120	141,330	141,170

Dividends declared per share	$0.07	$0.06	$0.14	$0.12

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED
BALANCE SHEETS
(UNAUDITED)

(in thousands, except per share data)	June 30, 2008	December 31, 2007

ASSETS
Current Assets:
Cash and cash equivalents	$-	$38,234
Restricted cash and investments	215,630	254,404
Short-term investments	6,625	2,892
Premiums, commissions and fees receivable	264,166	240,680
Deferred income taxes	-	17,208
Other current assets	42,880	33,964
Total current assets	529,301	587,382

Fixed assets, net	64,223	62,327
Goodwill	978,796	846,433
Amortizable intangible assets, net	484,311	443,224
Other assets	16,202	21,293

Total assets	$2,072,833	$1,960,659

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Premiums payable to insurance companies	$421,173	$394,034
Premium deposits and credits due customers	32,243	41,211
Accounts payable	24,121	18,760
Accrued expenses	73,697	90,599
Current portion of long-term debt	7,070	11,519
Total current liabilities	558,304	556,123

Long-term debt	253,649	227,707

Deferred income taxes, net	74,459	65,736

Other liabilities	12,228	13,635

Shareholders' Equity:
Common stock, par value $0.10 per share;
authorized 280,000 shares; issued and
outstanding 140,708 at 2008 and 140,673 at 2007	14,071	14,067
Additional paid-in capital	236,163	231,888
Retained earnings	923,951	851,490
Accumulated other comprehensive income, net of related income tax
effect of $5 at 2008 and $8 at 2007	8	13

Total shareholders' equity	1,174,193	1,097,458

Total liabilities and shareholders' equity	$2,072,833	$1,960,659

See accompanying notes to condensed consolidated financial statements.

 BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS
(UNAUDITED)

	For the six months ended June 30,
(in thousands)	2008	2007

Cash flows from operating activities:
Net income	$92,158	$111,739
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	22,508	19,467
Depreciation	6,538	6,279
Non-cash stock-based compensation	3,744	2,836
Deferred income taxes	25,934	5,318
Net (gain) on sales of investments, fixed
assets and customer accounts	(759)	(22,452)
Changes in operating assets and liabilities, net of effect
from acquisitions and divestitures:
Restricted cash and investments decrease	38,774	1,678
Premiums, commissions and fees receivable (increase) decrease	(21,098)	11,191
Other assets (increase) decrease	(3,708)	1,809
Premiums payable to insurance companies increase (decrease)	26,209	(13,259)
Premium deposits and credits due customers (decrease)	(9,004)	(1,905)
Accounts payable increase	136	11,143
Accrued expenses (decrease)	(17,678)	(19,098)
Other liabilities (decrease) increase	(1,386)	534
Net cash provided by operating activities	162,368	115,280

Cash flows from investing activities:
Additions to fixed assets	(8,194)	(20,000)
Payments for businesses acquired, net of cash acquired	(187,042)	(111,820)
Proceeds from sales of fixed assets and customer accounts	2,703	3,295
Purchases of investments	(3,950)	(118)
Proceeds from sales of investments	810	19,482
Net cash used in investing activities	(195,673)	(109,161)

Cash flows from financing activities:
Proceeds from long-term debt	25,000	-
Payments on long-term debt	(10,767)	(14,873)
Borrowings on revolving credit facility	-	12,240
Payments on revolving credit facility	-	(12,240)
Income tax benefit from issuance of common stock	-	4,421
Issuances of common stock for employee stock benefit plans	535	610
Cash dividends paid	(19,697)	(16,825)
Net cash (used in) financing activities	(4,929)	(26,667)
Net (decrease) in cash and cash equivalents	(38,234)	(20,548)
Cash and cash equivalents at beginning of period	38,234	88,490
Cash and cash equivalents at end of period	$-	$67,942

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 · Nature of Operations

Brown & Brown, Inc., a Florida corporation, and its subsidiaries (collectively, “we”, “Brown & Brown” or the “Company”) is a diversified insurance agency, wholesale brokerage, programs, and services organization that markets and sells to its customers insurance products and services, primarily in the property and casualty, and employee benefits arenas. Brown & Brown's business is divided into four reportable segments: the Retail Division, which provides a broad range of insurance products and services to commercial, public and quasi-public entities, professional and individual customers; the Wholesale Brokerage Division, which markets and sells excess and surplus commercial and personal lines insurance and reinsurance, primarily through independent agents and brokers; the National Programs Division, which is comprised of two units - Professional Programs, which provides professional liability and related package products for certain professionals delivered through nationwide networks of independent agents, and Special Programs, which markets targeted products and services designed for specific industries, trade groups, public and quasi-public entities and market niches; and the Services Division, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside services.

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

Results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

NOTE 3 · Cash and Cash Equivalents, and Restricted Cash and Investments

In its capacity as an insurance agent or broker, Brown & Brown typically collects premiums from insureds and, after deducting its authorized commissions, remits the net premiums to the appropriate insurance companies. Accordingly, as reported in the Consolidated Balance Sheets, “premiums” are receivable from insureds. Unremitted net insurance premiums are held in a fiduciary capacity until disbursed by Brown & Brown. Brown & Brown invests these unremitted funds only in cash, money market accounts, tax-free variable-rate demand bonds and commercial paper held for a short term, and reports such amounts as restricted cash on the Consolidated Balance Sheets. In certain states where Brown & Brown operates, the use and investment alternatives for these funds are prescribed by law.  As of June 30, 2008 and December 31, 2007, the amount of funds in state-mandated “premium trust accounts” was $114.7 million and $132.3 million, respectively.  All cash and investments that will ultimately be used to pay premiums to insurance companies are recorded as restricted cash and investments.

NOTE 4 · Net Income Per Share

Basic net income per share is computed by dividing net income available to shareholders by the weighted average number of shares outstanding for the period. Basic net income per share excludes dilution. Diluted net income per share reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock.

The following table sets forth the computation of basic net income per share and diluted net income per share:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share data)	2008	2007	2008	2007

Net income	$40,398	$52,012	$92,158	$111,739

Weighted average number of common shares
Outstanding	140,723	140,384	140,713	140,303

Dilutive effect of stock options using the
treasury stock method	542	736	617	867

Weighted average number of shares
Outstanding	141,265	141,120	141,330	141,170

Net income per share:
Basic	$0.29	$0.37	$0.65	$0.80
Diluted	$0.29	$0.37	$0.65	$0.79

NOTE 5 · New Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company elected not to report any financial assets or liabilities at fair value under SFAS 159 in its first-or second-quarter 2008 condensed consolidated financial statements.

Business Combinations — In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141R”). SFAS 141R requires that upon initially obtaining control, an acquirer will recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Additionally, contingent consideration arrangements will be fair-valued at the acquisition date and included on that basis in the purchase price consideration. Transaction costs will be expensed as incurred. SFAS 141R also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. SFAS 141R amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination, either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. The Company expects to adopt SFAS 141R on January 1, 2009 and is currently assessing the impact that the adoption could have on the Company’s financial statements.

Noncontrolling Interests in Consolidated Financial Statements — In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), an amendment of Accounting Research Bulletin (“ARB”) No. 51 (“ARB 51”). SFAS 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for, and reporting of, transactions between the reporting entity and holders of such noncontrolling interests. Under SFAS 160, noncontrolling interests are considered equity and should be reported as an element of consolidated equity. Net income will encompass the total income of all consolidated subsidiaries and there will be separate disclosure on the face of the income statement of the attribution of that income between the controlling and noncontrolling interests; increases and decreases in the noncontrolling ownership interest amount will be accounted for as equity transactions. SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008, and earlier application is prohibited. SFAS 160 is required to be adopted prospectively, except for reclassifying noncontrolling interests to equity, separate from the parent’s shareholders’ equity, in the consolidated statement of financial position and the recasting of consolidated net income (loss) to include net income (loss) attributable to both controlling and noncontrolling interests, both of which are required to be adopted retrospectively. Because all of the Company’s subsidiaries are 100% owned, we do not expect the adoption of SFAS 160 to have a significant impact on our financial statements.

NOTE 6 · Business Combinations

Acquisitions in 2008

For the six months ended June 30, 2008, Brown & Brown acquired the assets and assumed certain liabilities of 20 insurance intermediaries, the stock of one insurance intermediary and several books of business (customer accounts). The aggregate purchase price of these acquisitions was $194,400,000, including $182,698,000 of net cash payments, the issuance of $4,713,000 in notes payable and the assumption of $6,989,000 of liabilities. All of these acquisitions were acquired primarily to expand Brown & Brown's core businesses and to attract and hire high-quality individuals. Acquisition purchase prices are typically based on a multiple of average annual operating profits earned over a one- to three-year period within a minimum and maximum price range. The initial asset allocation of an acquisition is based on the minimum purchase price, and any subsequent earn-out payment is allocated to goodwill. Acquisitions are initially recorded at preliminary fair values. Subsequently, the Company completes the final fair value allocations and any adjustments to assets or liabilities acquired are recorded in the current period.

All of these acquisitions have been accounted for as business combinations and are as follows:

(in thousands) Name	Business Segment	2008 Date of Acquisition	Net Cash Paid	Notes Payable	Recorded Purchase Price
LDP Consulting Group, Inc.	Retail	January 24	39,226	-	39,226
Powers & Effler Insurance Brokers	Retail	April 1	25,029	-	25,029
HBA Insurance Group, Inc.	Retail	June 1	48,297	2,000	50,297
Other	Various	Various	70,146	2,713	72,859
Total			$182,698	$4,713	$187,411

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition:

(in thousands)	LDP	Powers	HBA	Other	Total
Fiduciary cash	$173	$-	$-	$-	$173
Other current assets	1,121	75	-	1,201	2,397
Fixed assets	19	353	652	451	1,475
Goodwill	29,108	17,220	35,149	44,034	125,511
Purchased customer accounts	13,958	7,545	14,390	28,421	64,314
Noncompete agreements	55	11	141	301	508
Other Assets	11	-	-	11	22
Total assets acquired	44,445	25,204	50,332	74,419	194,400
Other current liabilities	(5,219)	(175)	(35)	(1,560)	(6,989)
Total liabilities assumed	(5,219)	(175)	(35)	(1,560)	(6,989)
Net assets acquired	$39,226	$25,029	$50,297	$72,859	$187,411

The weighted average useful lives for the above acquired amortizable intangible assets are as follows: purchased customer accounts, 15.0 years; and noncompete agreements, 5.0 years.

Goodwill of $125,511,000, all of which is expected to be deductible for income tax purposes, was assigned to the Retail, Wholesale Brokerage, National Programs and Services Divisions in the amounts of $121,568,000, $3,623,000, $320,000 and nil, respectively.

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

	For the three months		For the six months
(UNAUDITED)	ended June 30,		ended June 30,
(in thousands, except per share data)	2008	2007	2008	2007

Total revenues	$247,078	$265,896	$518,419	$544,217

Income before income taxes	68,337	90,937	157,777	195,672

Net income	41,456	55,977	96,181	119,739

Net income per share:
Basic	$0.29	$0.40	$0.68	$0.85
Diluted	$0.29	$0.40	$0.68	$0.85

Weighted average number of shares outstanding:
Basic	140,723	140,384	140,713	140,303
Diluted	141,265	141,120	141,330	141,170

Additional consideration paid to sellers as a result of purchase price “earn-out” provisions are recorded as adjustments to intangible assets when the contingencies are settled. The net additional consideration paid by the Company in 2008 as a result of these adjustments totaled $7,157,000, of which $7,106,000 was allocated to goodwill, $30,000 to noncompete agreements and $21,000 of net liabilities were forgiven. Of the $7,157,000 net additional consideration paid, $4,517,000 was paid in cash and $2,640,000 was issued in notes payable. As of June 30, 2008, the maximum future contingency payments related to acquisitions totaled $222,684,000.

Acquisitions in 2007

For the six months ended June 30, 2007, Brown & Brown acquired the assets and assumed certain liabilities of nine insurance intermediaries, the stock of three insurance intermediaries and several books of business (customer accounts). The aggregate purchase price of these acquisitions was $122,056,000, including $110,630,000 of net cash payments, the issuance of $4,078,000 in notes payable and the assumption of $7,348,000 of liabilities. All of these acquisitions were acquired primarily to expand Brown & Brown's core businesses and to attract and hire high-quality individuals. Acquisition purchase prices are typically based on a multiple of average annual operating profits earned over a one- to three-year period within a minimum and maximum price range. The initial asset allocation of an acquisition is based on the minimum purchase price, and any subsequent earn-out payment is allocated to goodwill. Acquisitions are initially recorded at preliminary fair values. Subsequently, the Company completes the final fair value allocations and any adjustments to assets or liabilities acquired are recorded in the current period.

All of these acquisitions have been accounted for as business combinations and are as follows:

(in thousands) Name	Business Segment	2007 Date of Acquisition	Net Cash Paid	Notes Payable	Recorded Purchase Price
ALCOS, Inc.	Retail	March 1	$30,897	$3,563	$34,460
Grinspec, Inc.	Retail	April 1	31,930	-	31,930
Sobel Affiliates, Inc.	Retail	April 1	33,038	-	33,038
Other	Various	Various	14,765	515	15,280
Total			$110,630	$4,078	$114,708

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition:

(in thousands)	Alcos	Grinspec	Sobel	Other	Total
Fiduciary cash	$627	$-	$-	$716	$1,343
Other current assets	1,224	669	286	574	2,753
Fixed assets	720	-	50	110	880
Purchased customer accounts	7,820	9,153	10,850	5,304	33,127
Noncompete agreements	130	-	31	133	294
Goodwill	29,080	22,571	21,923	9,960	83,534
Other Assets	115	-	-	10	125
Total assets acquired	39,716	32,393	33,140	16,807	122,056
Other current liabilities	(2,098)	(463)	(102)	(778)	(3,441)
Deferred income taxes	(3,083)	-	-	(749)	(3,832)
Non-current other liabilities	(75)	-	-	-	(75)
Total liabilities assumed	(5,256)	(463)	(102)	(1,527)	(7,348)
Net assets acquired	$34,460	$31,930	$33,038	$15,280	$114,708

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

The results of operations for the acquisitions completed during 2007 have been combined with those of the Company since their respective acquisition dates. If the acquisitions had occurred as of the beginning of each period, the Company's results of operations would be as shown in the following table These unaudited proforma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

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

NOTE 7 · Goodwill

Goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. Brown & Brown completed its most recent annual assessment as of November 30, 2007 and identified no impairment as a result of the evaluation.

The changes in goodwill for the six months ended June 30, 2008 are as follows:

		Wholesale	National
(in thousands)	Retail	Brokerage	Programs	Services	Total
Balance as of January 1, 2008	$453,485	$242,730	$146,948	$3,270	$846,433
Goodwill of acquired businesses	122,674	3,623	320	6,000	132,617
Goodwill disposed of relating to sales of businesses	(201)	(53)	-	-	(254)
Balance as of June 30, 2008	$575,958	$246,300	$147,268	$9,270	$978,796

NOTE 8 · Amortizable Intangible Assets

Amortizable intangible assets at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30, 2008				December 31, 2007
				Weighted				Weighted
	Gross		Net	Average	Gross		Net	Average
	Carrying	Accumulated	Carrying	Life	Carrying	Accumulated	Carrying	Life
(in thousands)	Value	Amortization	Value	(years)	Value	Amortization	Value	(years)
Purchased customer accounts	$690,965	$(209,145)	$481,820	14.9	$628,123	$(187,543)	$440,580	14.9
Noncompete agreements	26,385	(23,894)	2,491	7.6	25,858	(23,214)	2,644	7.7
Total	$717,350	$(233,039)	$484,311		$653,981	$(210,757)	$443,224

Amortization expense for other amortizable intangible assets for the years ending December 31, 2008, 2009, 2010, 2011 and 2012 is estimated to be $45,865,000, $46,364,000, $45,674,000, $44,248,000, and $43,632,000, respectively.

NOTE 9 · Investments

Investments consisted of the following:

	June 30, 2008		December 31, 2007
	Carrying Value		Carrying Value
(in thousands)	Current	Non- Current	Current	Non- Current
Available-for-sale marketable equity securities	$38	$-	$46	$-
Non-marketable equity securities and certificates of deposit	6,587	287	2,846	355
Total investments	$6,625	$287	$2,892	$355

The following table summarizes available-for-sale securities:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable equity securities:
June 30, 2008	$25	$13	$-	$38
December 31, 2007	$25	$21	$-	$46

The following table summarizes the proceeds and realized gains/(losses) on non-marketable equity securities and certificates of deposit for the three and six months ended June 30, 2008 and 2007:

(in thousands)	Proceeds	Gross Realized Gains	Gross Realized Losses
For the three months ended:
June 30, 2008	$657	$464	$(9)
June 30, 2007	$10,392	$9,919	$-

For the six months ended:
June 30, 2008	$707	$542	$(9)
June 30, 2007	$19,482	$18,759	$(500)

As of December 31, 2006, our largest security investment was 559,970 common stock shares of Rock-Tenn Company, a New York Stock Exchange-listed company, which we had owned for more than 25 years. Our investment in Rock-Tenn Company accounted for 81% of the total value of our available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit as of December 31, 2006. Rock-Tenn Company's closing stock price at December 31, 2006 was $27.11. In late January 2007, the Board of Directors authorized the sale of half of our investment in Rock-Tenn Company, and subsequently authorized the sale of the balance of the shares. We realized a gain in excess of our original cost basis of $8,840,000 in the first quarter of 2007 and $9,824,000 in the second quarter of 2007 as the results of these sales. As of June 30, 2007, we no longer owned any shares of Rock-Tenn Company.

NOTE 10 · Long-Term Debt

Long-term debt at June 30, 2008 and December 31, 2007 consisted of the following:

(in thousands)	2008	2007
Unsecured senior notes	$250,000	$225,000
Acquisition notes payable	10,564	14,025
Revolving credit facility	-	-
Term loan agreements	-	-
Other notes payable	155	201
Total debt	260,719	239,226
Less current portion	(7,070)	(11,519)
Long-term debt	$253,649	$227,707

In July 2004, the Company completed a private placement of $200.0 million of unsecured senior notes (the “Notes”). The $200.0 million is divided into two series: Series A, for $100.0 million due in 2011 and bearing interest at 5.57% per year; and Series B, for $100.0 million due in 2014 and bearing interest at 6.08% per year. The closing on the Series B Notes occurred on July 15, 2004. The closing on the Series A Notes occurred on September 15, 2004. Brown & Brown has used the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. As of June 30, 2008 and December 31, 2007 there was an outstanding balance of $200.0 million on the Notes.

On December 22, 2006, the Company entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). The Purchaser also purchased Notes issued by the Company in 2004. The Master Agreement provides for a $200.0 million private uncommitted “shelf” facility for the issuance of senior unsecured notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten years, as the parties may determine. The Master Agreement includes various covenants, limitations and events of default similar to the Notes issued in 2004. The initial issuance of notes under the Master Facility Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.66% per annum. On February 1, 2008 $25.0 million in Series D Senior Notes due January 15, 2015, with a fixed interest rate of 5.37% per annum were issued. As of June 30, 2008 there was an outstanding balance of $50.0 million under the Master Agreement.

On June 12, 2008, the Company entered into an Amended and Restated  Revolving Loan Agreement (the “Loan Agreement”) with a national banking institution that was dated as of June 3, 2008, amending and restating the existing Revolving Loan Agreement dated September 29, 2003, as amended (the “Revolving Agreement”), in order to increase the lending commitment to $50.0 million (subject to potential increases up to $100.0 million) and extend the maturity date from December 20, 2011 to June 3, 2013.  The Revolving Agreement initially provided for a revolving credit facility in the maximum principal amount of $75.0 million which, after a series of amendments, was reduced to $20.0 million and provided covenant exceptions for the notes issued or to be issued under the Master Agreement, and relaxed or deleted certain other covenants.  The calculation of interest and fees is generally based on the Company's quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization, and non-cash stock-based compensation. Interest is charged at a rate equal to 0.50% to 1.00% above the London Interbank Offering Rate (“LIBOR”) or 1.00% below the base rate, each as more fully defined in the Loan Agreement.  Fees include an upfront fee, an availability fee of 0.10% to 0.20%, and a letter of credit usage fee of 0.50% to 1.00%.  The Loan Agreement contains various covenants, limitations, and events of default customary for similar facilities for similar borrowers.  The 90-day LIBOR was 2.78% and 4.70% as of June 30, 2008 and December 31, 2007, respectively. There were no borrowings against this facility at June 30, 2008 or December 31, 2007.

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

All four of these credit agreements require Brown & Brown to maintain certain financial ratios and comply with certain other covenants. Brown & Brown was in compliance with all such covenants as of June 30, 2008 and December 31, 2007.

To hedge the risk of increasing interest rates from January 2, 2002 through the remaining six years of its seven-year $90.0 million term loan, Brown & Brown entered into an interest rate exchange (or “swap”) agreement that effectively converted the floating rate LIBOR-based interest payments to fixed interest rate payments at 4.53%. This agreement did not affect the required 0.50% to 1.00% credit risk spread portion of the term loan. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the fair value of the interest rate swap of approximately $37,000, net of related income taxes of approximately $22,000, was recorded in other assets as of December 31, 2006 with the related change in fair value reflected as other comprehensive income. Brown & Brown has designated and assessed the derivative as a highly effective cash flow hedge. As of December 31, 2007, the interest rate swap agreement expired in conjunction with the final principal payment on the term loan.

Acquisition notes payable represent debt owed to former owners of certain insurance operations acquired by Brown & Brown. These notes and future contingent payments are payable in monthly, quarterly and annual installments through April 2011, including interest ranging from 0.00% to 8.00%.

NOTE 11 · Supplemental Disclosures of Cash Flow Information and Non-Cash Financing and Investing Activities

(in thousands)	For the six months ended June 30,
	2008	2007
Cash paid during the period for:
Interest	$6,915	$7,100
Income taxes	$44,431	$53,400

Brown & Brown's significant non-cash investing and financing activities are summarized as follows:

	For the six months ended June 30,
(in thousands)	2008	2007

Unrealized holding loss on available-for-sale securities, net of tax effect of $1 for 2008; net of tax benefit of $5,300 for 2007	$(5)	$(9,044)
Net loss on cash-flow hedging derivative, net of tax benefit of $0 for 2008, net of tax benefit of $15 for 2007	$-	$(26)
Notes payable issued or assumed for purchased customer accounts	$7,353	$13,098
Notes received on the sale of fixed assets and customer accounts	$162	$1,389

NOTE 12 · Comprehensive Income

The components of comprehensive income, net of related income tax effects, are as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
(in thousands)	2008	2007	2008	2007

Net income	$40,398	$52,012	$92,158	$111,739
Net unrealized holding loss on available-for-sale securities	(6)	(5,845)	(5)	(9,044)
Net loss on cash-flow hedging derivative	-	(10)	-	(26)
Comprehensive income	$40,392	$46,157	$92,153	$102,669

NOTE 13 · Legal and Regulatory Proceedings

Governmental Investigations

As previously disclosed in our public filings, offices of the Company are party to profit-sharing contingent compensation agreements with certain insurance companies, including agreements providing for potential payment of revenue-sharing commissions by insurance companies based primarily on the overall profitability of the aggregate business written with that insurance company, and/or additional factors such as retention ratios and overall volume of business that an office or offices place with the insurance company. Additionally, to a lesser extent, some offices of the Company are party to override commission agreements with certain insurance companies.  These agreements provide for commission rates in excess of standard commission rates to be applied to specific lines of business, such as group health business, based primarily on the overall volume of such business that such office or offices place with the insurance company. The Company has not chosen to discontinue receiving profit-sharing contingent compensation or override commissions.

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

Among the above-referenced claims, and as previously described in the Company's public filings, over the past several years, there have been a number of threatened and pending legal claims and lawsuits against Brown & Brown, Inc. and Brown & Brown Insurance Services of Texas, Inc. (BBTX), a subsidiary of Brown & Brown, Inc., arising out of BBTX's involvement with the procurement and placement of workers' compensation insurance coverage for entities including several professional employer organizations.  One such action, styled Great American Insurance Company, et al. v. The Contractor’s Advantage, Inc., et al., Cause No. 2002-33960, which was previously described in the Company’s filings, was recently tried in the 189th Judicial District Court in Harris County, Texas.   The jury returned its verdict on June 3, 2008, at which time it awarded actual damages against Company defendants in excess of $2,000,000 and found the plaintiff to be 50% proportionately responsible for its own damages, BBTX and its former employees to be, collectively, 10% proportionately responsible and other defendants to be 40% proportionately responsible.  The jury further found BBTX liable for certain trademark violations and Texas Insurance Code violations, and also awarded $250,000 in punitive damages against BBTX.   Brown & Brown, Inc. had previously been dismissed from the lawsuit by directed verdict and therefore no damages were assessed against Brown & Brown, Inc.   At the time of this filing, a final judgment had not been entered but is expected to be entered on or about September 4, 2008.  The ultimate amount of the judgment against BBTX will be affected by several factors including certain settlement credits and the resolution of various other legal and factual issues to be decided by the court.

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

NOTE 14 · Segment Information

Brown & Brown's business is divided into four reportable segments: the Retail Division, which provides a broad range of insurance products and services to commercial, public and quasi-public entities, professional and individual customers; the Wholesale Brokerage Division, which markets and sells excess and surplus commercial and personal lines insurance, and reinsurance, primarily through independent agents and brokers; the National Programs Division, which is comprised of two units - Professional Programs, which provides professional liability and related package products for certain professionals delivered through nationwide networks of independent agents, and Special Programs, which markets targeted products and services designed for specific industries, trade groups, public and quasi-public entities, and market niches; and the Services Division, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside services. Brown & Brown conducts all of its operations within the United States of America except for one start-up wholesale brokerage operation based in London, England that commenced business in March 2008 and which has earned less than $1 million of revenues as of the date of this filing.

Summarized financial information concerning Brown & Brown's reportable segments for the three and six months ended June 30, 2008 and 2007 is shown in the following table. The “Other” column includes any income and expenses not allocated to reportable segments and corporate-related items, including the inter-company interest expense charge to the reporting segment.

	For the six months ended June 30, 2008
		Wholesale	National
(in thousands)	Retail	Brokerage	Programs	Services	Other	Total
Total revenues	$304,456	$92,682	$82,901	$15,911	$2,485	$498,435
Investment income	749	824	186	(1)	2,150	3,908
Amortization	12,675	5,033	4,550	231	19	22,508
Depreciation	2,959	1,444	1,322	220	593	6,538
Interest	13,579	9,313	4,056	366	(20,136)	7,178
Income before income taxes	82,652	14,270	26,887	3,573	23,796	151,178
Total assets	1,582,866	683,470	564,174	43,022	(800,699)	2,072,833
Capital expenditures	2,157	3,262	1,368	126	1,281	8,194

	For the six months ended June 30, 2007
		Wholesale	National
(in thousands)	Retail	Brokerage	Programs	Services	Other	Total
Total revenues	$297,375	$95,250	$71,475	$18,155	$22,902	$505,157
Investment income	99	1,463	241	17	22,749	24,569
Amortization	10,231	4,466	4,520	231	19	19,467
Depreciation	2,840	1,261	1,408	295	475	6,279
Interest	9,743	9,382	5,221	332	(17,628)	7,050
Income before income taxes	96,210	19,401	17,975	4,361	44,651	182,598
Total assets	1,280,543	654,854	511,571	37,864	(600,140)	1,884,692
Capital expenditures	2,925	2,000	1,006	241	13,828	20,000

NOTE 15 · Subsequent Events

From July 1, 2008 through August 1, 2008, Brown & Brown acquired the assets and assumed certain liabilities of four insurance intermediaries and the stock of one insurance intermediary. The aggregate purchase price of these acquisitions was $23,577,000, including $21,620,000 of net cash payments, the issuance of $300,000 in notes payable and the assumption of $1,657,000 of liabilities. All of these acquisitions were acquired primarily to expand Brown & Brown’s core businesses and to attract and hire high-quality individuals. Acquisition purchase prices are based primarily on a multiple of average annual operating profits earned over a one- to three-year period within a minimum and maximum price range. The initial asset allocation of an acquisition is based on the minimum purchase price, and any subsequent earn-out payment is allocated to goodwill.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION UPDATES THE MD&A CONTAINED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED IN 2007, AND THE TWO DISCUSSIONS SHOULD BE READ TOGETHER.

GENERAL

We are a diversified insurance agency, wholesale brokerage, programs and services organization with origins dating from 1939, headquartered in Daytona Beach and Tampa, Florida. We market and sell to our customers insurance products and services, primarily in the property and casualty, and employee benefits areas. As an agent and broker, we do not assume underwriting risks. Instead, we provide our customers with quality insurance contracts, as well as other targeted, customized risk management products and services.

Our commissions and fees revenue is comprised of commissions paid by insurance companies and fees paid directly by customers. Commission revenues generally represent a percentage of the policy premium paid by the insured and are materially affected by fluctuations in both premium rate levels charged by insurance companies and the insureds' underlying “insurable exposure units,” which are units that insurance companies use to measure or express insurance exposed to risk (such as property values, sales and payroll levels) in order to determine what premium to charge an insured. These premium rates are established by insurance companies based upon many factors, including reinsurance rates paid by insurance carriers, none of which we control. Beginning in 1986 and continuing through 1999, commission revenues were adversely influenced by a consistent decline in premium rates resulting from intense competition among property and casualty insurance companies for market share. This condition of a prevailing decline in premium rates, commonly referred to as a “soft market,” generally resulted in flat to reduced commissions on renewal business. Additionally, in a “soft market” standard carriers generally become more aggressive in their underwriting “appetites” and underwrite risks that are traditionally placed with excess and surplus lines carriers, thereby negatively impacting our wholesale brokerage operations.  The effect of this softness in rates on our commission revenues was somewhat offset by our acquisitions and net new business production. As a result of increasing “loss ratios” (the comparison of incurred losses plus adjustment expenses against earned premiums) of insurance companies through 1999, there was a general increase in premium rates beginning in the first quarter of 2000 and continuing into 2003.  During 2003, the increases in premium rates began to moderate, and in certain lines of insurance, premium rates decreased. In 2004, as general premium rates continued to moderate, the insurance industry experienced the worst hurricane season since 1992 (when Hurricane Andrew hit south Florida). The insured losses from the 2004 hurricane season were absorbed relatively easily by the insurance industry and the general insurance premium rates continued to soften during 2005. During the third quarter of 2005, the insurance industry experienced the worst hurricane season ever recorded. As a result of the significant losses incurred by the insurance carriers due to these hurricanes, the insurance premium rates in 2006 increased on coastal property, primarily in the southeastern region of the United States. In the other regions of the United States, insurance premium rates generally declined during 2006. In addition to significant insurance pricing declines in the State of Florida, as discussed below in the “Florida Insurance Overview”, the insurance premium rates continued a gradual decline during 2007 in most of the other regions of the United States. One industry segment that was hit especially hard during 2007 was the home-building industry in southern California, and, to a lesser extent, Nevada, Arizona and Florida. We have a wholesale brokerage operation that focuses on placing property and casualty insurance products for that home-building segment and a program operation that places errors and omissions professional liability coverages for title agents. Both of these operations’ revenues were negatively affected by these national economic trends in 2007 and throughout the first half of 2008.

The volume of business from new and existing insured customers, fluctuations in insurable exposure units and changes in general economic and competitive conditions further affect our revenues. For example, the increasing costs of litigation settlements and awards have caused some customers to seek higher levels of insurance coverage. Conversely, level rates of inflation or general declines in economic activity could limit increases in the values of insurable exposure units. Historically, our revenues have continued to grow as a result of an intense focus on net new business growth and acquisitions. However, in 2007, substantial governmental involvement in the Florida insurance marketplace resulted in a substantial loss of revenues. We anticipate that results of operations will continue to be influenced by these competitive and economic conditions in 2008.

We also earn “profit-sharing contingent commissions,” which are profit-sharing commissions based primarily on underwriting results, but may also reflect considerations for volume, growth and/or retention. These commissions are primarily received in the first and second quarters of each year, based on underwriting results and other aforementioned considerations for the prior year(s). Over the last three years profit-sharing contingent commissions have averaged approximately 5.8% of the previous year's total commissions and fees revenue. Profit-sharing contingent commissions are primarily included in our total commissions and fees in the Consolidated Statements of Income in the year received. The term “core commissions and fees” excludes profit-sharing contingent commissions and therefore represents the revenues earned directly from specific insurance policies sold, and specific fee-based services rendered. Recently, six national insurance carriers announced the replacement of the current loss-ratio-based profit-sharing contingent commission calculation with a fixed-based methodology referred to as “Guaranteed Supplemental Commissions” (“GSCs”). Since these new GSCs are not subject to the uncertainty of loss ratios, they are accrued throughout the year based on actual premiums written.  For the first six months of 2008, $6.5 million of GSCs were earned, of which $3.7 million were earned for the three months ended June 30, 2008.  Since the original GSCs contracts were not formalized until the second quarter of 2007, no GSC accrual was established at March 31, 2007; however, a $3.2 million accrual was established as of June 30, 2007 for the GSCs earned for the first six months of 2007.

Fee revenues are generated primarily by: (1) our Services Division, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside services; and (2) our Wholesale Brokerage and National Program Divisions, which earn fees primarily for the issuance of insurance policies on behalf of insurance carriers. In each of the past three years, fee revenues have increased as a percentage of our total commissions and fees, from 13.6% in 2005 to 14.3% in 2007.

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

In August 2002, the Florida Legislature created Citizens Property Insurance Corporation (“Citizens”) to be the “insurer of last resort” in Florida and, as such, Citizens charged insurance rates that were higher than those prevailing in the private insurance marketplace. In each of 2004 and 2005, four major hurricanes made landfall in Florida, and as a result of the significant insurance property losses caused by these storms, property insurance rates generally increased in 2006. To counter the increased property insurance rates, the State of Florida caused Citizens to essentially reduce its property insurance rates by half beginning in January 2007. By state law, Citizens has guaranteed its rates through January 1, 2010. As a result, Citizens became the most competitive risk-bearer on commercial habitational coastal property exposures, such as condominiums, apartments, and certain assisted living facilities. Additionally, Citizens became the only insurance market for certain homeowners’ policies throughout Florida. By the end of 2007, Citizens was the largest single underwriter of coastal property in Florida.

Because Citizens became the principal direct competitor of the risk-bearers that participate in our Florida Intracoastal Underwriters (“FIU”) condominium program and the excess and surplus lines insurers that are represented by our wholesale brokerage operations offering property coverages such as our Hull & Company subsidiary, these programs and operations lost significant amounts of revenue to Citizens during 2007.  Citizens’ impact on our Florida Retail Division was less pronounced because to our Retail Division offices, Citizens was now simply another risk-bearer with which to write business, although at slightly lower commission rates and with more onerous requirements for placing coverage. In 2008, the insurance rates charged by Citizens have so far been, and are expected to continue to be similar to the 2007 rates and therefore, the sequential year impact of Citizens’ rates on our results may not be as significant as they were in 2007.  Even though the Citizens’ rates may be flat, however, the property insurance premium rates charged by the excess and surplus lines carriers with which our wholesale brokerage operations do business continue to decline, which in turn continues to have a significant negative impact on our wholesale brokerage operations.

In the second half of 2007, the standard insurance companies started to become more competitive in the casualty (liability) business, including workers’ compensation business. The rates in the Florida casualty business began to drop as much as 20%-25% compared with 2006 rates. These competitive rates are likely to continue for most of 2008.

Company Overview – Second Quarter of 2008

Following 2007 and the first quarter of 2008, in which we experienced five consecutive quarters of negative internal growth, we again experienced negative internal growth in the second quarter of 2008.  For the second quarter of 2008, our total core commissions and fees decreased $17.7 million or 7.9%, primarily because of the continued “soft” insurance marketplace in the United States, governmental involvement in the Florida insurance marketplace and the negative impact of the economy on the home-building industry. Offsetting the negative internal revenue growth was an active quarter of 13 acquisitions (as well as books of business purchases) with estimated annual revenues of $47.5 million, which contributed to the $26.3 million of total core commissions and fees related to acquisitions that had no comparable operations in the same period of 2007.

During the second quarter of 2008, we had no gains or losses on the sale of investments.  However, during 2007, we recorded an $18.7 million gain on the sale of our investment in Rock-Tenn Company, of which $8.8 million was recognized in the first quarter and $9.9 million in the second quarter.

Acquisitions

During the second quarter of 2008, we acquired the assets and assumed certain liabilities of 13 insurance intermediary operations and several books of business (customer accounts). The aggregate purchase price was $115.0 million, including $111.2 million of net cash payments, the issuance of $2.7 million in notes payable and the assumption of $1.1 million of liabilities. These acquisitions had estimated aggregate annualized revenues of $47.5 million.

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

During the second quarter of 2007, we acquired the assets and assumed certain liabilities of two insurance intermediary operations, the stock of one insurance intermediaries and several books of business (customer accounts). The aggregate purchase price was $68.7 million, including $68.2 million of net cash payments, and the assumption of $0.5 million of liabilities. These acquisitions had estimated aggregate annualized revenues of $22.9 million.

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

We believe that of our significant accounting and reporting policies, the more critical policies include our accounting for revenue recognition, business acquisitions and purchase price allocations, intangible asset impairments, reserves for litigation and derivative interests. In particular, the accounting for these areas requires significant judgments to be made by management.  Different assumptions in the application of these policies could result in material changes in our consolidated financial position or consolidated results of operations. Refer to Note 1 in the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2007 on file with the Securities and Exchange Commission for additional information regarding our critical and significant accounting policies.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Consolidated Financial Statements and related Notes.

Financial information relating to our Condensed Consolidated Financial Results for the three and six months ended June 30, 2008 and 2007 is as follows (in thousands, except percentages):

	For the three months			For the six months
	ended June 30,			ended June 30,
			%			%
	2008	2007	Change	2008	2007	Change
REVENUES
Commissions and fees	$233,423	$227,730	2.5%	$450,604	$429,232	5.0%
Profit-sharing contingent commissions	5,412	2,746	97.1%	41,759	46,803	(10.8)%
Investment income	1,909	12,990	(85.3)%	3,908	24,569	(84.1)%
Other income, net	976	3,178	(69.3)%	2,164	4,553	(52.5)%
Total revenues	241,720	246,644	(2.0)%	498,435	505,157	(1.3)%

EXPENSES
Employee compensation and benefits	120,514	112,636	7.0%	241,701	223,446	8.2%
Non-cash stock-based compensation	1,800	1,334	34.9%	3,744	2,836	32.0%
Other operating expenses	34,384	31,558	9.0%	65,588	63,481	3.3%
Amortization	11,392	9,965	14.3%	22,508	19,467	15.6%
Depreciation	3,292	3,239	1.6%	6,538	6,279	4.1%
Interest	3,744	3,416	9.6%	7,178	7,050	1.8%
Total expenses	175,126	162,148	8.0%	347,257	322,559	7.7%

Income before income taxes	66,594	84,496	(21.2)%	151,178	182,598	(17.2)%

Income taxes	26,196	32,484	(19.4)%	59,020	70,859	(16.7)%

NET INCOME	$40,398	$52,012	(22.3)%	$92,158	$111,739	(17.5)%

Net internal growth rate – core commissions and fees	(7.9)%	(1.0)%		(6.1)%	(1.4)%
Employee compensation and benefits ratio	49.9%	45.7%		48.5%	44.2%
Other operating expenses ratio	14.2%	12.8%		13.2%	12.6%

Capital expenditures	$4,133	$3,720		$8,194	$20,000
Total assets at June 30, 2008 and 2007				$2,072,833	$1,884,692

Commissions and Fees

Commissions and fees, including profit-sharing contingent commissions, for the second quarter of 2008 increased $8.4 million, or 3.6%, over the same period in 2007. Profit-sharing contingent commissions for the second quarter of 2008 increased $2.7 million over the second quarter of 2007, to $5.4 million. Core commissions and fees are our commissions and fees, less (i) profit-sharing contingent commissions and (ii) divested business (commissions and fees generated from offices, books of business or niches sold or terminated). Core commissions and fees revenue for the second quarter of 2008 increased $8.6 million, of which approximately $26.2 million represents core commissions and fees from acquisitions that had no comparable operations in the same period of 2007. After divested business of $2.9 million, the remaining net decrease of $17.7 million represents net lost business, which reflects a (7.9)% internal growth rate for core commissions and fees.

Commissions and fees, including profit-sharing contingent commissions, for the six months ended June 30, 2008 increased $16.3 million, or 3.4%, over the same period in 2007. For the six months ended June 30, 2008, profit-sharing contingent commissions decreased $5.0 million from the comparable period in 2007, to $41.8 million. Core commissions and fees revenue for the first six months of 2008 increased $26.6 million, of which approximately $52.4 million of the total increase represents core commissions and fees from acquisitions that had no comparable operations in the same period of 2007. After divested business of $5.2 million, the remaining $25.8 million represents net lost business, which reflects a (6.1)% internal growth rate for core commissions and fees.

Investment Income

Investment income for the three months ended June 30, 2008 decreased $11.1 million, or 85.3%, from the same period in 2007. Investment income for the six months ended June 30, 2008 decreased $20.7 million, or 84.1%, from the same period in 2007. These decreases are primarily due to the sale of our investment in Rock-Tenn Company which we had owned for over 25 years, for net gains of approximately $8.8 million in the first quarter of 2007 and $9.9 million in the second quarter of 2007.

Other Income, net

Other income for the three months ended June 30, 2008 decreased $2.2 million, or 69.3%, from the same period in 2007. Other income for the six months ended June 30, 2008 decreased $2.4 million, or 52.5%, from the same period in 2007. Other income consists primarily of gains and losses from the sale and disposition of assets. Although we are not in the business of selling customer accounts, we periodically will sell an office or a book of business (one or more customer accounts) that does not produce reasonable margins or demonstrate a potential for growth.

Employee Compensation and Benefits

Employee compensation and benefits for the second quarter of 2008 increased $7.9 million, or 7.0%, over the same period in 2007.  This increase is primarily related to the addition of new employees from acquisitions completed since May 1, 2007. Employee compensation and benefits as a percentage of total revenue increased to 49.9% for the second quarter of 2008, from 45.7% for the second quarter of 2007. Excluding the impact of the gain on the sale of our Rock-Tenn Company stock in 2007, employee compensation and benefits as a percentage of total revenues increased to 49.9% from 47.6% in the second quarter of 2007. This increase in the expense percentage represents approximately $7.9 million in net additional costs, of which $11.7 million relates to acquisitions that had no comparable operations in the same period of 2007.  Therefore, excluding the impact of acquisitions of stand-alone offices, there was a net reduction of $3.8 million in employee compensation and benefits.

Employee compensation and benefits for the six months ended June 30, 2008 increased $18.3 million, or 8.2%, over the same period in 2007.  This increase is primarily related to the addition of new employees from acquisitions completed during 2007. Employee compensation and benefits as a percentage of total revenue increased to 48.5% for the six months ended June 30, 2008, from 44.2 % for the six months ended June 30, 2007. Excluding the impact of the gain on the sale of our Rock-Tenn Company stock in 2007, employee compensation and benefits as a percentage of total revenues increased to 48.5% from 45.9% for the six months ended June 30, 2007. This increase in the expense percentage represents approximately $18.3 million in net additional costs, of which $23.2 million relates to acquisitions that were stand-alone offices and that had no comparable operations in the same period of 2007. Therefore, excluding the impact of acquisitions of stand-alone offices, there was a net reduction of $4.9 million in employee compensation and benefits.

Non-Cash Stock-Based Compensation

Non-cash stock-based compensation for the three months ended June 30, 2008 increased approximately $0.5 million, or 34.9%, over the same period in 2007. For the entire year of 2008, we expect the total non-cash stock-based compensation expense to be approximately $8.0 million to $8.5 million, as compared with the total cost of $5.7 million in 2007. The increased annual estimated cost primarily relates to new grants of performance stock (“PSP”) and incentive stock options issued in February 2008.

Other Operating Expenses

Other operating expenses for the second quarter of 2008 increased $2.8 million, or 9.0%, from the same period in 2007. Other operating expenses as a percentage of total revenue increased to 14.2% for the second quarter of 2008, from 12.8% for the second quarter of 2007. Excluding the impact of the gain on the sale of our Rock-Tenn Company stock in 2007, other operating expenses as a percentage of total revenues increased to 14.2% from 13.3% in the second quarter of 2007.  Acquisitions since May 1, 2007 that resulted in stand-alone offices resulted in approximately $3.2 million of increased other operating expenses.  Therefore, there was a net reduction in other operating expenses of approximately $0.4 million with respect to offices in existence in the second quarters of both 2008 and 2007.

Other operating expenses for the six months ended June 30, 2008 increased $2.1 million, or 3.3%, over the same period in 2007.  Other operating expenses as a percentage of total revenue increased to 13.2% for the six months ended June 30, 2008, from 12.6% for the six months ended June 30, 2007. Excluding the impact of the gain on the sale of our Rock-Tenn Company stock in 2007, other operating expenses as a percentage of total revenues increased to 13.2% from 13.0% for the six months ended June 30, 2007. Acquisitions since February 1, 2007 that resulted in stand-alone offices resulted in approximately $5.8 million of increased other operating expenses.  Therefore, there was a net reduction in other operating expenses of approximately $3.7 million with respect to offices in existence in the first six months of both 2008 and 2007.  Of this reduction, $2.9 million was the result of decreased error and omission expenses and reserves, while the remaining savings were attributable to various other expense categories.

Amortization

Amortization expense for the second quarter of 2008 increased $1.4 million, or 14.3%, over the second quarter of 2007.  Amortization expense for the six months ended June 30, 2008 increased $3.0 million, or 15.6%, over the same period of 2007. These increases are primarily due to the amortization of additional intangible assets as the result of new acquisitions.

Depreciation

Depreciation expense for the second quarter of 2008 increased $0.1 million, or 1.6%, over the second quarter of 2007.  Depreciation expense for the six months ended June 30, 2008 increased $0.3 million, or 4.1%, over the same period of 2007.  These increases are due primarily to the purchase of new computers, related equipment and software, and the depreciation associated with acquisitions completed since February 1, 2007.

Interest Expense

Interest expense for the second quarter of 2008 increased $0.3 million, or 9.6%, over the same period in 2007. For the six months ended June 30, 2008, interest expense increased $0.1 million, or 1.8%, over the same period in 2007. These increases are primarily due to the additional $25.0 million of unsecured Series D Senior Notes issued in the first quarter of 2008.

RESULTS OF OPERATIONS - SEGMENT INFORMATION

As discussed in Note 14 of the Notes to Condensed Consolidated Financial Statements, we operate in four reportable segments: the Retail, Wholesale Brokerage, National Programs and Services Divisions. On a divisional basis, increases in amortization, depreciation and interest expenses are the result of acquisitions within a given division in a particular year. Likewise, other income in each division primarily reflects net gains on sales of customer accounts and fixed assets. As such, in evaluating the operational efficiency of a division, management places emphasis on the net internal growth rate of core commissions and fees revenue, the gradual improvement of the ratio of employee compensation and benefits to total revenues, and the gradual improvement of the percentage of other operating expenses to total revenues.

The internal growth rates for our core commissions and fees for the three months ended June 30, 2008 and 2007, by divisional units are as follows (in thousands, except percentages):

2008	For the three months ended June 30,
	2008	2007	Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
Florida Retail	$45,806	$50,858	$(5,052)	(9.9)%	$2,827	$(7,879)	(15.5)%
National Retail	73,920	63,847	10,073	15.8%	14,393	(4,320)	(6.8)%
Western Retail	24,588	23,898	690	2.9%	3,587	(2,897)	(12.1)%
Total Retail(1)	144,314	138,603	5,711	4.1%	20,807	(15,096)	(10.9)%

Wholesale Brokerage	44,362	45,369	(1,007)	(2.2)%	5,294	(6,301)	(13.9)%

Professional Programs	9,353	9,080	273	3.0%	-	273	3.0%
Special Programs	27,412	22,599	4,813	21.3%	147	4,666	20.6%
Total National Programs	36,765	31,679	5,086	16.1%	147	4,939	15.6%

Services	7,982	9,184	(1,202)	(13.1)%	-	(1,202)	(13.1)%
Total Core Commissions and Fees	$233,423	$224,835	$8,588	3.8%	$26,248	$(17,660)	(7.9)%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Condensed Consolidated Statements of Income for the three months ended June 30, 2008 and 2007 is as follows (in thousands, except percentages):

	For the three months ended June 30,
	2008	2007
Total core commissions and fees	$233,423	$224,835
Profit-sharing contingent commissions	5,412	2,746
Divested business	—	2,895
Total commission and fees	$238,835	$230,476

(1)	The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 14 which includes corporate and consolidation items.

2007	For the three months ended June 30,
	2007	2006	Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
Florida Retail	$50,876	$46,812	$4,064	8.7%	$762	$3,302	7.1%
National Retail	65,150	52,052	13,098	25.2%	11,711	1,387	2.7%
Western Retail	25,472	26,426	(954)	(3.6)%	122	(1,076)	(4.1)%
Total Retail(1)	141,498	125,290	16,208	12.9%	12,595	3,613	2.9%

Wholesale Brokerage	45,369	42,736	2,633	6.2%	3,390	(757)	(1.8)%

Professional Programs	9,080	9,034	46	0.5%	131	(85)	(0.9)%
Special Programs	22,599	26,525	(3,926)	(14.8)%	1,454	(5,380)	(20.3)%
Total National Programs	31,679	35,559	(3,880)	(10.9)%	1,585	(5,465)	(15.4)%

Services	9,184	8,051	1,133	14.1%	654	479	5.9%
Total Core Commissions and Fees	$227,730	$211,636	$16,094	7.6%	$18,224	$(2,130)	(1.0)%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Condensed Consolidated Statements of Income for the three months ended June 30, 2007 and 2006 is as follows (in thousands, except percentages):

	For the three months ended June 30,
	2007	2006
Total core commissions and fees	$227,730	$211,636
Profit-sharing contingent commissions	2,746	4,604
Divested business	—	1,187
Total commission and fees	$230,476	$217,427

(1)	The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 14 which includes corporate and consolidation items.

The internal growth rates for our core commissions and fees for the six months ended June 30, 2008 and 2007, by divisional units are as follows (in thousands, except percentages):

2008	For the six months ended June 30,
	2008	2007	Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
Florida Retail	$87,441	$94,749	$(7,308)	(7.7)%	$3,748	$(11,056)	(11.7)%
National Retail	144,605	115,548	29,057	25.1%	34,235	(5,178)	(4.5)%
Western Retail	46,292	46,324	(32)	(0.1)%	3,849	(3,881)	(8.4)%
Total Retail(1)	278,338	256,621	21,717	8.5%	41,832	(20,115)	(7.8)%

Wholesale Brokerage	81,401	82,636	(1,235)	(1.5)%	10,273	(11,508)	(13.9)%

Professional Programs	19,738	19,518	220	1.1%	-	220	1.1%
Special Programs	55,212	47,083	8,129	17.3%	278	7,851	16.7%
Total National Programs	74,950	66,601	8,349	12.5%	278	8,071	12.1%

Services	15,915	18,138	(2,223)	(12.3)%	-	(2,223)	(12.3)%
Total Core Commissions and Fees	$450,604	$423,996	$26,608	6.3%	$52,383	$(25,775)	(6.1)%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Condensed Consolidated Statements of Income for the six months ended June 30, 2008 and 2007 is as follows (in thousands, except percentages):

	For the six months ended June 30,
	2008	2007
Total core commissions and fees	$450,604	$423,996
Profit-sharing contingent commissions	41,759	46,803
Divested business	—	5,236
Total commission and fees	$492,363	$476,035

(1)	The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 14 which includes corporate and consolidation items.

2007	For the six months ended June 30,
	2007	2006	Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
Florida Retail	$94,794	$85,987	$8,807	10.2%	$1,329	$7,478	8.7%
National Retail	118,284	102,579	15,705	15.3%	14,673	1,032	1.0%
Western Retail	48,779	51,454	(2,675)	(5.2)%	281	(2,956)	(5.7)%
Total Retail(1)	261,857	240,020	21,837	9.1%	16,283	5,554	2.3%

Wholesale Brokerage	82,636	77,879	4,757	6.1%	7,367	(2,610)	(3.4)%

Professional Programs	19,518	19,191	327	1.7%	257	70	0.4%
Special Programs	47,083	53,484	(6,401)	(12.0)%	3,318	(9,719)	(18.2)%
Total National Programs	66,601	72,675	(6,074)	(8.4)%	3,575	(9,649)	(13.3)%

Services	18,138	14,695	3,443	23.4%	2,328	1,115	7.6%
Total Core Commissions and Fees	$429,232	$405,269	$23,963	5.9%	$29,553	$(5,590)	(1.4)%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Condensed Consolidated Statements of Income for the six months ended June 30, 2007 and 2006 is as follows (in thousands, except percentages):

	For the six months ended June 30,
	2007	2006
Total core commissions and fees	$429,232	$405,269
Profit-sharing contingent commissions	46,803	38,071
Divested business	—	2,002
Total commission and fees	$476,035	$445,342

(1)	The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 14 which includes corporate and consolidation items.

Retail Division

The Retail Division provides a broad range of insurance products and services to commercial, public and quasi-public, professional and individual insured customers. More than 96.1% of the Retail Division’s commissions and fees revenues are commission-based.  Since the majority of our operating expenses do not change as premiums fluctuate, we believe that most of any fluctuation in the commissions net of related compensation that we receive will be reflected in our pre-tax income.

Financial information relating to Brown & Brown's Retail Division for the three and six months ended June 30, 2008 and 2007 is as follows (in thousands, except percentages):

	For the three months			For the six months
	ended June 30,			ended June 30,
			%			%
	2008	2007	Change	2008	2007	Change
REVENUES
Commissions and fees	$143,880	$142,068	1.3%	$277,690	$261,725	6.1%
Profit-sharing contingent commissions	1,981	1,220	62.4%	23,909	30,989	(22.8)%
Investment income	558	53	952.8%	749	99	656.6%
Other income, net	824	3,215	(74.4)%	2,108	4,562	(53.8)%
Total revenues	147,243	146,556	0.5%	304,456	297,375	2.4%

EXPENSES
Employee compensation and benefits	72,200	68,771	5.0%	144,357	133,443	8.2%
Non-cash stock-based compensation	904	838	7.9%	1,819	1,622	12.1%
Other operating expenses	23,615	22,038	7.2%	46,415	43,286	7.2%
Amortization	6,457	5,347	20.8%	12,675	10,231	23.9%
Depreciation	1,499	1,451	3.3%	2,959	2,840	4.2%
Interest	7,248	5,448	33.0%	13,579	9,743	39.4%
Total expenses	111,923	103,893	7.7%	221,804	201,165	10.3%

Income before income taxes	35,320	42,663	(17.2)%	82,652	96,210	(14.1)%

Net internal growth rate – core commissions and fees	(10.9)%	2.9%		(7.8)%	2.3%
Employee compensation and benefits ratio	49.0%	46.9%		47.4%	44.9%
Other operating expenses ratio	16.0%	15.0%		15.2%	14.6%

Capital expenditures	$989	$1,518		$2,157	$2,925
Total assets at June 30, 2008 and 2007				$1,582,866	$1,280,543

The Retail Division's total revenues during the three months ended June 30, 2008 increased 0.5%, or $0.7 million, over the same period in 2007, to $147.2 million. Profit-sharing contingent commissions for the second quarter of 2008 increased $0.8 million, or 62.4%, over the second quarter of 2007. Of the net increase in commissions and fees, approximately $20.8 million related to the core commissions and fees from acquisitions that had no comparable revenues in the same period of 2007. Commissions and fees recorded in the second quarter of 2007 from business divested during 2007 was $2.9 million. The remaining net decrease is primarily due to net lost business of $15.1 million in core commissions and fees. The Retail Division's internal growth rate for core commissions and fees was (10.9)% for the second quarter of 2008 and was driven primarily by declining insurance property rates in the southeastern United States but was also affected by the continued softening of insurance premium rates in other regions of the United States.

Income before income taxes for the three months ended June 30, 2008 decreased 17.2%, or $7.3 million from the same period in 2007, to $35.3 million. This decrease is primarily due to net lost business and lower other income.

The Retail Division's total revenues during the six months ended June 30, 2008 increased 2.4%, or $7.1 million, to $304.5 million. Profit-sharing contingent commissions for the six months ended June 30, 2008, decreased $7.1 million, from the same period in 2007. Of the increase in revenues, approximately $41.8 million related to the core commissions and fees from acquisitions that had no comparable revenues in the same period of 2007. Commissions and fees recorded in the six months ended June 30, 2007 from business divested during 2008 was $5.2 million.  The remaining net decrease is primarily due to net lost business in core commissions and fees. The Retail Division's internal growth rate for core commissions and fees was (7.8)% for the six months ended June 30, 2008 and was driven primarily by declining insurance property rates in the southeastern United States but was also affected by the continued softening of insurance premium rates in other regions of the United States.

 Income before income taxes for the six months ended June 30, 2008 decreased 14.1%, or $13.6 million, to $82.7 million. This decrease is primarily due to net lost business, less profit-sharing contingent commission revenues and lower other income.

 Wholesale Brokerage Division

The Wholesale Brokerage Division markets and sells excess and surplus commercial and personal lines insurance and reinsurance, primarily through independent agents and brokers. Like the Retail and National Programs Divisions, the Wholesale Brokerage Division's revenues are primarily commission-based.

Financial information relating to our Wholesale Brokerage Division for the three and six months ended June 30, 2008 and 2007 is as follows (in thousands, except percentages):

	For the three months			For the six months
	ended June 30,			ended June 30,
			%			%
	2008	2007	Change	2008	2007	Change
REVENUES
Commissions and fees	$44,362	$45,369	(2.2)%	$81,401	$82,636	(1.5)%
Profit-sharing contingent commissions	1,467	573	156.0%	10,136	11,170	(9.3)%
Investment income	365	758	(51.8)%	824	1,463	(43.7)%
Other income (loss), net	154	(36)	(527.8)%	321	(19)	NMF %
Total revenues	46,348	46,664	(0.7)%	92,682	95,250	(2.7)%

EXPENSES
Employee compensation and benefits	22,648	22,586	0.3%	45,539	44,880	1.5%
Non-cash stock-based compensation	200	278	(28.1)%	397	395	0.5%
Other operating expenses	8,709	7,825	11.3%	16,686	15,465	7.9%
Amortization	2,535	2,232	13.6%	5,033	4,466	12.7%
Depreciation	706	660	7.0%	1,444	1,261	14.5%
Interest	4,516	4,527	(0.2)%	9,313	9,382	(0.7)%
Total expenses	39,314	38,108	3.2%	78,412	75,849	3.4%

Income before income taxes	7,034	8,556	(17.8)%	14,270	19,401	(26.4)%

Net internal growth rate – core commissions and fees	(13.9)%	(1.8)%		(13.9)%	(3.4)%
Employee compensation and benefits ratio	48.9%	48.4%		49.1%	47.1%
Other operating expenses ratio	18.8%	16.8%		18.0%	16.2%

Capital expenditures	$2,016	$1,431		$3,262	$2,000
Total assets at June 30, 2008 and 2007				$683,470	$654,854

The Wholesale Brokerage Division's total revenues for the three months ended June 30, 2008 decreased 0.7%, or $0.3 million, from the same period in 2007, to $46.3 million.  Profit-sharing contingent commissions for the second quarter of 2008 increased $0.9 million over the same quarter of 2007. Of the net decrease in commissions and fees, approximately $5.3 million related to core commissions and fees from acquisitions that had no comparable revenues in the same period of 2007. The remaining net decrease is primarily due to $6.3 million of net lost business in core commissions and fees. As such, the Wholesale Brokerage Division's internal growth rate for core commissions and fees was (13.9)% for the second quarter of 2008. The majority of the net lost business was attributable to a $2.0 million impact of primarily the decreasing property rates in Florida, a $0.5 million impact of the soft reinsurance marketplace on our reinsurance brokerage operation, and a $1.5 million impact of the slowing residential home-builders’ market on one of our Wholesale Brokerage operations that focuses on that industry in the southwestern region of the United States.

Income before income taxes for the three months ended June 30, 2008 decreased 17.8%, or $1.5 million from the same period in 2007, to $7.0 million, primarily due to net lost business.

The Wholesale Brokerage Division's total revenues for the six months ended June 30, 2008 decreased 2.7%, or $2.6 million, to $92.7 million from the same period in 2007. Profit-sharing contingent commissions for the six months ended June 30, 2008 decreased $1.0 million from the same period in 2007. Of the decrease in commissions and fees, approximately $10.3 million related to core commissions and fees from acquisitions that had no comparable revenues in the same period of 2007.  The remaining net decrease is primarily due to net lost business of $11.5 million in core commissions and fees. As such, the Wholesale Brokerage Division's internal growth rate for core commissions and fees was (13.9)% for the six months ended June 30, 2008.  The majority of the net lost business was attributable to a $3.2 million impact of primarily decreasing property rates in Florida, a $1.5 million impact of the soft reinsurance marketplace on our reinsurance brokerage operation, and a $1.8 million impact of the slowing residential home-builders’ market on one of our Wholesale Brokerage operations that focuses on that industry in the southwestern region of the United States.  Our Wholesale Brokerage operations in other parts of the country are being negatively affected by a combination of declining premium rates and increased competition from the standard lines carriers.

           Income before income taxes for the six months ended June 30, 2008 decreased 26.4%, or $5.1 million, to $14.3 million from the same period in 2007, primarily due to net lost business and a decrease in profit-sharing contingent commissions.

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

Financial information relating to our National Programs Division for the three and six months ended June 30, 2008 and 2007 is as follows (in thousands, except percentages):

	For the three months			For the six months
	ended June 30,			ended June 30,
			%			%
	2008	2007	Change	2008	2007	Change
REVENUES
Commissions and fees	$36,765	$31,679	16.1%	$74,950	$66,601	12.5%
Profit-sharing contingent commissions	1,964	953	106.1%	7,714	4,644	66.1%
Investment income	77	118	(34.7)%	186	241	(22.8)%
Other income (loss), net	25	-	100.0%	51	(11)	(563.6)%
Total revenues	38,831	32,750	18.6%	82,901	71,475	16.0%

EXPENSES
Employee compensation and benefits	15,962	14,438	10.6%	32,551	30,046	8.3%
Non-cash stock-based compensation	202	215	(6.0)%	402	405	(0.7)%
Other operating expenses	6,921	5,855	18.2%	13,133	11,900	10.4%
Amortization	2,275	2,261	0.6%	4,550	4,520	0.7%
Depreciation	681	711	(4.2)%	1,322	1,408	(6.1)%
Interest	1,939	2,527	(23.3)%	4,056	5,221	(22.3)%
Total expenses	27,980	26,007	7.6%	56,014	53,500	4.7%

Income before income taxes	10,851	6,743	60.9%	26,887	17,975	49.6%

Net internal growth rate – core commissions and fees	15.6%	(15.4)%		12.1%	(13.3)%
Employee compensation and benefits ratio	41.1%	44.1%		39.3%	42.0%
Other operating expenses ratio	17.8%	17.9%		15.8%	16.6%

Capital expenditures	$972	$547		$1,368	$1,006
Total assets at June 30, 2008 and 2007				$564,174	$511,571

Total revenues for National Programs for the three months ended June 30, 2008 increased 18.6%, or $6.1 million, over the same period in 2007, to $38.8 million.  Profit-sharing contingent commissions for the second quarter of 2008 increased $1.0 million over the second quarter of 2007. Included within the net increase in commissions and fees is approximately $0.1 million related to core commissions and fees from acquisitions that had no comparable revenues in the same period of 2007.  The remaining net increase of approximately $4.9 million is primarily due to net new business. Therefore, the National Programs Division's internal growth rate for core commissions and fees was 15.6% for the three months ended June 30, 2008.   The Professional Programs Unit within the National Programs Division had a 3.0% internal growth rate due to continued stabilizing professional liability rates. Additionally, the Special Programs Unit had a 20.6% internal growth rate, primarily due to approximately $4.0 million of net new business generated by our Proctor Financial Services subsidiary and to the approximately $0.9 million net increase in core commissions and fees in our condominium program at our FIU subsidiary.

Income before income taxes for the three months ended June 30, 2008 increased 60.9%, or $4.1 million, over the same period in 2007, to $10.9 million.  This increase is primarily due to net new business and an increase in profit-sharing contingent commissions.

Total revenues for National Programs for the six months ended June 30, 2008 increased 16.0%, or $11.4 million, to $82.9 million. Profit-sharing contingent commissions for the six months ended June 30, 2008 increased $3.1 million over the same period in 2007. Of the net increase in commissions and fees, approximately $0.3 million related to core commissions and fees from acquisitions that had no comparable revenues in the same period of 2007. The remaining net increase of approximately $8.1 million is primarily due to net new business. Therefore, the National Programs Division's internal growth rate for core commissions and fees was 12.1%. The Professional Programs Unit within the National Programs Division had a 1.1% internal growth rate due to stabilizing professional liability rates. Additionally, the Special Programs Unit had a 16.7% internal growth rate, primarily due to approximately $8.7 million of net new business generated by our Proctor Financial Services subsidiary and to the approximately $0.4 million net increase in core commissions and fees in our FIU subsidiary.

Income before income taxes for the six months ended June 30, 2008 increased 49.6%, or $8.9 million, to $26.9 million, over the same period in 2007. This increase is primarily due to net new business generated by our Proctor Financial Services subsidiary.

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

Financial information relating to our Services Division for the three and six months ended June 30, 2008 and 2007 is as follows (in thousands, except percentages):

	For the three months			For the six months
	ended June 30,			ended June 30,
			%			%
	2008	2007	Change	2008	2007	Change
REVENUES
Commissions and fees	$7,982	$9,184	(13.1)%	$15,915	$18,138	(12.3)%
Profit-sharing contingent commissions	-	-	-%	-	-	-%
Investment income	(6)	11	(154.5)%	(1)	17	(105.9)%
Other income (loss), net	(3)	(1)	200.0%	(3)	-	(100.0)%
Total revenues	7,973	9,194	(13.3)%	15,911	18,155	(12.4)%

EXPENSES
Employee compensation and benefits	4,482	5,054	(11.3)%	9,037	10,106	(10.6)%
Non-cash stock-based compensation	35	35	-%	70	70	-%
Other operating expenses	1,263	1,411	(10.5)%	2,414	2,760	(12.5)%
Amortization	116	116	-%	231	231	-%
Depreciation	108	144	(25.0)%	220	295	(25.4)%
Interest	172	167	3.0%	366	332	10.2%
Total expenses	6,176	6,927	(10.8)%	12,338	13,794	(10.6)%

Income before income taxes	1,797	2,267	(20.7)%	3,573	4,361	(18.1)%

Net internal growth rate – core commissions and fees	(13.1)%	5.9%		(12.3)%	7.6%
Employee compensation and benefits ratio	56.2%	55.0%		56.8%	55.7%
Other operating expenses ratio	15.8%	15.3%		15.2%	15.2%

Capital expenditures	$71	$118		$126	$241
Total assets at June 30, 2008 and 2007				$43,022	$37,864

The Services Division's total revenues for the three months ended June 30, 2008 decreased 13.3%, or $1.2 million, from the same period in 2007, to $8.0 million. Core commissions and fees reflect an internal growth rate of (13.1)% for the second quarter of 2008, primarily due to the loss of one of our largest third-party administration clients in August of 2007.

Income before income taxes for the three months ended June 30, 2008 decreased 20.7%, or $0.5 million, from the same period in 2007 to $1.8 million, primarily due to net lost business.

The Services Division's total revenues for the six months ended June 30, 2008 decreased 12.4%, or $2.2 million, to $15.9 million from the same period in 2007. Core commissions and fees reflect an internal growth rate of (12.3)% for the six months ended June 30, 2008, primarily due to the loss of one of our largest third-party administration clients in August of 2007.

Income before income taxes for the six months ended June 30, 2008 decreased 18.1%, or $0.8 million, to $3.6 million from the same period in 2007 primarily due to net lost business.

Other
As discussed in Note 14 of the Notes to Consolidated Financial Statements, the “Other” column in the Segment Information table includes any income and expenses not allocated to reportable segments, and corporate-related items, including the inter-company interest expense charged to the reporting segment.

Investment income included in the “Other” column in the Segment Information table reflects a realized gain from the sale of our common stock investment in Rock-Tenn Company.  For the year 2007, we recognized a total gain on the sale of the Rock-Tenn investment of $18.7 million, of which $8.8 million was realized in the first quarter of 2007 and $9.9 million was realized in the second quarter of 2007. As of June 30, 2007, we no longer owned any shares of Rock-Tenn Company.

 LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents balance at June 30, 2008 was $0.0 million reflecting a net use of cash and cash equivalents of $38.2 million from the $38.2 million cash and cash equivalents balance at December 31, 2007. For the six-month period ended June 30, 2008, $162.4 million of cash was provided from operating activities. Also during this period, $187.0 million of cash was used for acquisitions, $8.2 million was used for additions to fixed assets, $10.8 million was used for payments on long-term debt and $19.7 million was used for payment of dividends.  Additionally, on February 1, 2008 we borrowed $25.0 million pursuant to our Master Agreement described below.  As of June 30, 2008, we have $150.0 million and $50.0 million immediately available from our Master Agreement and Loan Agreement described below.

Our ratio of current assets to current liabilities (the “current ratio”) was 0.95 and 1.10 at June 30, 2008 and December 31, 2007, respectively.

Contractual Cash Obligations

As of June 30, 2008, our contractual cash obligations were as follows:

	Payments Due by Period
		Less Than			After 5
(in thousands)	Total	1 Year	1-3 Years	4-5 Years	Years

Long-term debt	$260,667	$7,027	$3,640	$100,000	$150,000
Capital lease obligations	52	43	9	-	-
Other long-term liabilities	12,228	9,900	341	451	1,536
Operating leases	109,297	30,432	43,432	21,574	13,859
Interest obligations	75,560	14,533	28,871	18,835	13,321
Unrecognized tax benefits	507	-	507	-	-
Maximum future acquisition contingency payments	222,684	63,410	156,791	2,483	-
Total contractual cash obligations	$680,995	$125,345	$233,591	$143,343	$178,716

In July 2004, we completed a private placement of $200.0 million of unsecured senior notes (the “Notes”). The $200.0 million is divided into two series: Series A, for $100.0 million due in 2011 and bearing interest at 5.57% per year; and Series B, for $100.0 million due in 2014 and bearing interest at 6.08% per year. The closing on the Series B Notes occurred on July 15, 2004. The closing on the Series A Notes occurred on September 15, 2004. Brown & Brown has used the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. As of June 30, 2008 and December 31, 2007 there was an outstanding balance of $200.0 million on the Notes.

On December 22, 2006, we entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). The Purchaser also purchased Notes issued by the Company in 2004. The Master Agreement provides for a $200.0 million private uncommitted “shelf” facility for the issuance of senior unsecured notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten years, as the parties may determine. The Master Agreement includes various covenants, limitations and events of default similar to the Notes issued in 2004. The initial issuance of notes under the Master Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.66% per annum. On February 1, 2008 we issued $25.0 million in Series D Senior Notes due January 15, 2015 with a fixed interest rate of 5.37% per annum. As of June 30, 2008 there was an outstanding balance of $50.0 million under the Master Agreement.

On June 12, 2008, the Company entered into an Amended and Restated Revolving Loan Agreement (the “Loan Agreement”) with a national banking institution that was dated as of June 3, 2008, amending and restating the existing Revolving Loan Agreement dated September 29, 2003, as amended (the “Revolving Agreement”), in order to increase the lending commitment to $50.0 million (subject to potential increases up to $100.0 million) and extend the maturity date from December 20, 2011 to June 3, 2013.  The Revolving Agreement initially provided for a revolving credit facility in the maximum principal amount of $75.0 million which, after a series of amendments, was reduced to $20.0 million and provided covenant exceptions for the notes issued or to be issued under the Master Agreement, and relaxed or deleted certain other covenants.  The calculation of interest and fees is generally based on the Company's quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization and non-cash stock-based compensation.  Interest is charged at a rate equal to 0.50% to 1.00% above the London Interbank Offering Rate (“LIBOR”) or 1.00% below the base rate, each as more fully defined in the Loan Agreement.  Fees include an upfront fee, an availability fee of 0.10% to 0.20%, and a letter of credit usage fee of 0.50% to 1.00%.  The Loan Agreement contains various covenants, limitations, and events of default customary for similar facilities for similar borrowers.  The 90-day LIBOR was 2.78% and 4.70% as of June 30, 2008 and December 31, 2007, respectively. There were no borrowings against this facility at June 30, 2008 or December 31, 2007.

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

All four of these credit agreements require us to maintain certain financial ratios and comply with certain other covenants. We were in compliance with all such covenants as of June 30, 2008 and December 31, 2007.

Neither we nor our subsidiaries has ever incurred off-balance sheet obligations through the use of, or investment in, off-balance sheet derivative financial instruments or structured finance or special purpose entities organized as corporations, partnerships or limited liability companies or trusts.

We believe that our existing cash, cash equivalents, short-term investment portfolio and funds generated from operations, together with our Master Agreement and Loan Agreement described above, will be sufficient to satisfy our normal liquidity needs through at least the next 12 months. Additionally, we believe that funds generated from future operations will be sufficient to satisfy our normal liquidity needs, including the required annual principal payments on our long-term debt.

Historically, much of our cash has been used for acquisitions. If additional acquisition opportunities should become available that exceed our current cash flow, we believe that given our relatively low debt-to-total-capitalization ratio, we would have the ability to raise additional capital through either the private or public debt markets.

In December 2001, a universal “shelf” registration statement that we filed with the Securities and Exchange Commission (“SEC”) covering the public offering and sale, from time to time, of an aggregate of up to $250.0 million of debt and/or equity securities, was declared effective. The net proceeds from the sale of such securities could be used to fund acquisitions and for general corporate purposes, including capital expenditures, and to meet working capital needs. A common stock follow-on offering of 5,000,000 shares in March 2002 was made pursuant to this “shelf” registration statement. As of December 31, 2007, approximately $90.0 million of the universal “shelf” registration remains available. If we should need to publicly raise additional funds, we may need to register additional securities with the SEC.

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

Our invested assets are held as cash and cash equivalents, restricted cash and investments, available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit. These investments are subject to interest rate risk and equity price risk. The fair values of our cash and cash equivalents, restricted cash and investments, and certificates of deposit at June 30, 2008 and December 31, 2007 approximated their respective carrying values due to their short-term duration and therefore such market risk is not considered to be material.

We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date. As of December 31, 2006, our largest security investment was 559,970 common stock shares of Rock-Tenn Company, a New York Stock Exchange-listed company, which we had owned for more than 25 years. Our investment in Rock-Tenn Company accounted for 81% of the total value of available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit as of December 31, 2006. Rock-Tenn Company's closing stock price at December 31, 2006 was $27.11.  In late January 2007, the stock of Rock-Tenn Company began trading in excess of $32.00 per share and the Board of Directors authorized the sale of one-half of our investment, and subsequently authorized the sale of the balance of the shares. We realized a gain in excess of our original cost basis of $8.8 million in the first quarter of 2007 and $9.9 million in the second quarter of 2007. As of June 30, 2007, we no longer own any shares of Rock-Tenn Company and thus have no current exposure to equity price risk relating to the common stock of Rock-Tenn Company.

To hedge the risk of increasing interest rates from January 2, 2002 through the remaining six years of our seven-year $90 million term loan, on December 5, 2001 we entered into an interest rate exchange, or “swap”, agreement that effectively converted the floating rate interest payments based on LIBOR to fixed interest rate payments at 4.53%. This agreement did not impact or change the required 0.50% to 1.00% credit risk spread portion of the term loan. We do not otherwise enter into derivatives, swaps or other similar financial instruments for trading or speculative purposes.  As of December 31, 2007, the interest rate swap agreement expired in conjunction with the final principal payment on the loan agreement.

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

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, those controls.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

In Item 3 of Part I of the Company's Annual Report on Form 10-K for its fiscal year ending December 31, 2007, certain information concerning certain legal proceedings and other matters was disclosed. Such information was current as of the date of filing.  During the second quarter of 2008, no new legal proceedings or material developments with respect to existing legal proceedings occurred other than the trial of one action, styled Great American Insurance Company, et al. v. The Contractor’s Advantage, Inc., et al., Cause No. 2002-33960, which was previously described in the Company’s public filings.  The jury returned its verdict on June 3, 2008, at which time it awarded actual damages against Company defendants in excess of $2,000,000 and found the plaintiff to be 50% proportionately responsible for its own damages, BBTX and its former employees to be, collectively, 10% proportionately responsible and other defendants to be 40% proportionately responsible.  The jury further found BBTX liable for certain trademark violations and Texas Insurance Code violations, and also awarded $250,000 in punitive damages against BBTX.   Brown & Brown, Inc. had previously been dismissed from the lawsuit by directed verdict and therefore no damages were assessed against Brown & Brown, Inc.   At the time of this filing, a final judgment had not been entered but is expected to be entered on or about September 4, 2008.  The ultimate amount of the judgment against BBTX will be affected by several factors including certain settlement credits.

 ITEM 1A.  RISK FACTORS

There were no material changes in the risk factors previously disclosed in Item 1A, “Risk Factors” included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on April 30, 2008. At the meeting, two matters were submitted to a vote of security holders.

1.	Election of twelve directors.

The number of votes cast for, withheld or abstaining with respect to the election of each of the directors is set forth below:

	For	Abstain/ Withheld
J. Hyatt Brown	123,792,921	6,363,669
Samuel P. Bell, III	123,413,286	6,743,304
Hugh M. Brown	123,812,347	6,344,243
J. Powell Brown	129,739,325	417,265
Bradley Currey, Jr.	129,176,717	979,873
Jim W. Henderson	129,754,906	401,684
Theodore J. Hoepner	129,107,164	1,049,426
Toni Jennings	129,554,248	602,342
Wendell S. Reilly	129,710,009	446,581
John R. Riedman	123,676,140	6,480,450
Jan E. Smith	129,809,069	347,521
Chilton D. Varner	129,965,592	190,998

2.	Consider the adoption of the proposed 2008 Sharesave Plan (the “U.K. Sharesave Plan”)

The number of votes cast for, withheld or abstaining with respect to the adoption of the proposed 2008 Sharesave Plan (the “U.K. Sharesave Plan”) is set forth below:

For	Against	Abstain	Broker Non-Vote
109,276,262	1,386,442	3,440,002	16,053,884

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this Report:

3.1
Articles of Amendment to Articles of Incorporation (adopted April 24, 2003) (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 2003), and Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 1999).

3.2	Bylaws (incorporated by reference to Exhibit 3b to Form 10-K for the year ended December 31, 2002).

10.1	Amended and Restated Revolving Loan Agreement, dated as of June 3, 2008 (incorporated by reference to Exhibit 10.19 to Form 8-K filed on June 12, 2008).

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	Section 1350 Certification by the Chief Financial Officer of the Registrant.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN & BROWN, INC.

/s/ CORY T. WALKER
Date: August 11, 2008	Cory T. Walker Sr. Vice President, Chief Financial Officer and Treasurer (duly authorized officer, principal financial officer and principal accounting officer)