Form 10-Q
period 2008-09-30
BROWN & BROWN INC
filed 2008-11-10
CIK 79282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Large accelerated filer ☒	Accelerated filer ☐
(Do not check if a smaller reporting company)

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

The number of shares of the Registrant's common stock, $.10 par value, outstanding as of November 4, 2008 was 141,490,970.

BROWN & BROWN, INC.

INDEX

PART I -FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS (UNAUDITED)

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands, except per share data)	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007

REVENUES
Commissions and fees	$243,766	$225,421	$736,129	$701,456
Investment income	1,228	3,286	5,136	27,855
Other income, net	2,035	8,577	4,199	13,130
Total revenues	247,029	237,284	745,464	742,441

EXPENSES
Employee compensation and benefits	122,172	110,491	363,873	333,937
Non-cash stock-based compensation	1,819	1,491	5,563	4,327
Other operating expenses	36,405	32,928	101,993	96,409
Amortization	12,281	10,331	34,789	29,798
Depreciation	3,391	3,213	9,929	9,492
Interest	3,867	3,395	11,045	10,445
Total expenses	179,935	161,849	527,192	484,408

Income before income taxes	67,094	75,435	218,272	258,033

Income taxes	26,501	29,219	85,521	100,078

Net income	$40,593	$46,216	$132,751	$157,955

Net income per share:
Basic	$0.29	$0.33	$0.94	$1.13
Diluted	$0.29	$0.33	$0.94	$1.12

Weighted average number of shares outstanding:
Basic	141,073	140,593	140,834	140,401
Diluted	141,606	141,288	141,395	141,209

Dividends declared per share	$0.07	$0.06	$0.21	$0.18

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED
BALANCE SHEETS
(UNAUDITED)

(in thousands, except per share data)	September 30, 2008	December 31, 2007

ASSETS
Current Assets:
Cash and cash equivalents	$-	$38,234
Restricted cash and investments	240,616	254,404
Short-term investments	7,287	2,892
Premiums, commissions and fees receivable	256,479	240,680
Deferred income taxes	-	17,208
Other current assets	35,846	33,964
Total current assets	540,228	587,382

Fixed assets, net	63,673	62,327
Goodwill	995,720	846,433
Amortizable intangible assets, net	493,737	443,224
Other assets	13,943	21,293

Total assets	$2,107,301	$1,960,659

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Premiums payable to insurance companies	$390,616	$394,034
Premium deposits and credits due customers	48,352	41,211
Accounts payable	16,814	18,760
Accrued expenses	77,488	90,599
Current portion of long-term debt	7,703	11,519
Total current liabilities	540,973	556,123

Long-term debt	253,655	227,707

Deferred income taxes, net	83,972	65,736

Other liabilities	11,912	13,635

Shareholders' Equity:
Common stock, par value $0.10 per share;
authorized 280,000 shares; issued and
outstanding 141,412 at 2008 and 140,673 at 2007	14,141	14,067
Additional paid-in capital	247,988	231,888
Retained earnings	954,647	851,490
Accumulated other comprehensive income, net of related income tax
effect of $8 at 2008 and $8 at 2007	13	13

Total shareholders' equity	1,216,789	1,097,458

Total liabilities and shareholders' equity	$2,107,301	$1,960,659

See accompanying notes to condensed consolidated financial statements.

 BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS
(UNAUDITED)

	For the nine months ended September 30,
(in thousands)	2008	2007

Cash flows from operating activities:
Net income	$132,751	$157,955
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	34,789	29,798
Depreciation	9,929	9,492
Non-cash stock-based compensation	5,563	4,327
Deferred income taxes	33,750	12,368
Net (gain) on sales of investments, fixed
assets and customer accounts	(235)	(30,198)
Changes in operating assets and liabilities, net of effect
from acquisitions and divestitures:
Restricted cash and investments decrease	13,788	15,041
Premiums, commissions and fees receivable (increase) decrease	(12,010)	13,623
Other assets decrease	9,432	4,107
Premiums payable to insurance companies (decrease)	(6,826)	(42,596)
Premium deposits and credits due customers increase	7,067	5,072
Accounts payable (decrease) increase	(7,758)	2,912
Accrued expenses (decrease)	(14,503)	(14,701)
Other liabilities (decrease)	(1,672)	(710)
Net cash provided by operating activities	204,065	166,490

Cash flows from investing activities:
Additions to fixed assets	(11,115)	(24,848)
Payments for businesses acquired, net of cash acquired	(221,616)	(148,365)
Proceeds from sales of fixed assets and customer accounts	3,881	6,059
Purchases of investments	(7,874)	(2,629)
Proceeds from sales of investments	4,080	21,594
Net cash used in investing activities	(232,644)	(148,189)

Cash flows from financing activities:
Proceeds from long-term debt	25,000	-
Payments on long-term debt	(15,672)	(23,351)
Borrowings on revolving credit facility	2,180	18,130
Payments on revolving credit facility	(2,180)	(18,130)
Income tax benefit from issuance of common stock	-	4,539
Issuances of common stock for employee stock benefit plans	10,611	11,321
Cash dividends paid	(29,594)	(25,275)
Net cash (used in) financing activities	(9,655)	(32,766)
Net (decrease) in cash and cash equivalents	(38,234)	(14,465)
Cash and cash equivalents at beginning of period	38,234	88,490
Cash and cash equivalents at end of period	$-	$74,025

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 · Nature of Operations

Brown & Brown, Inc., a Florida corporation, and its subsidiaries (collectively, “we” “Brown & Brown” or the “Company”) is a diversified insurance agency, wholesale brokerage, programs, and services organization that markets and sells to its customers insurance products and services, primarily in the property and casualty, and employee benefits arenas. Brown & Brown's business is divided into four reportable segments: the Retail Division, which provides a broad range of insurance products and services to commercial, public and quasi-public entities, professional and individual customers; the Wholesale Brokerage Division, which markets and sells excess and surplus commercial and personal lines insurance and reinsurance, primarily through independent agents and brokers; the National Programs Division, which is comprised of two units - Professional Programs, which provides professional liability and related package products for certain professionals delivered through nationwide networks of independent agents, and Special Programs, which markets targeted products and services designed for specific industries, trade groups, public and quasi-public entities and market niches; and the Services Division, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside services.

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

Results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

NOTE 3 · Cash and Cash Equivalents, and Restricted Cash and Investments

In its capacity as an insurance agent or broker, Brown & Brown typically collects premiums from insureds and, after deducting its authorized commissions, remits the net premiums to the appropriate insurance companies. Accordingly, as reported in the Consolidated Balance Sheets, “premiums” are receivable from insureds. Unremitted net insurance premiums are held in a fiduciary capacity until disbursed by Brown & Brown. Brown & Brown invests these unremitted funds only in cash, money market accounts, tax-free variable-rate demand bonds and commercial paper held for a short term, and reports such amounts as restricted cash and investments on the Consolidated Balance Sheets. In certain states where Brown & Brown operates, the use and investment alternatives for these funds are prescribed by law.  As of September 30, 2008 and December 31, 2007, the amount of funds in state-mandated “premium trust accounts” was $130.7 million and $132.3 million, respectively.  All cash and investments that will ultimately be used to pay premiums to insurance companies are recorded as restricted cash and investments.

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

The following table sets forth the computation of basic net income per share and diluted net income per share:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share data)	2008	2007	2008	2007

Net income	$40,593	$46,216	$132,751	$157,955

Weighted average number of common shares
outstanding	141,073	140,593	140,834	140,401

Dilutive effect of stock options using the
treasury stock method	533	695	561	808

Weighted average number of shares
outstanding	141,606	141,288	141,395	141,209

Net income per share:
Basic	$0.29	$0.33	$0.94	$1.13
Diluted	$0.29	$0.33	$0.94	$1.12

NOTE 5 · New Accounting Pronouncements

Fair Value Measurements — In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157,  Fair Value Measurements  (“SFAS 157”). SFAS 157 establishes a framework for the measurement of assets and liabilities that uses fair value and expands disclosures about fair value measurements. SFAS 157 will apply whenever another GAAP standard requires (or permits) assets or liabilities to be measured at fair value, but does not expand the use of fair value to any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for all interim periods within those fiscal years.  The adoption of SFAS 157 did not have any impact on the amounts reported on the Company’s condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115  (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on assets and liabilities for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company elected not to report any financial assets or liabilities at fair value under SFAS 159.

Business Combinations — In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141R”). SFAS 141R requires an acquirer to recognize 100% of the fair values of acquired assets, including goodwill and assumed liabilities, with only limited exceptions, upon initially obtaining control of an acquired entity even if the acquirer has not acquired 100% of its target. Additionally, the fair value of contingent consideration arrangements (such as “earn-out” purchase arrangements) at the acquisition date must be included in the purchase price consideration. Transaction costs will be expensed as incurred. SFAS 141R also modifies the recognition of pre-acquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. SFAS 141R amends SFAS No. 109,  Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination, either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. The Company expects to adopt SFAS 141R on January 1, 2009 and is currently assessing the impact that the adoption could have on the Company’s financial statements.

Noncontrolling Interests in Consolidated Financial Statements — In December 2007, the FASB issued SFAS No. 160,  Noncontrolling Interests in Consolidated Financial Statements  (“SFAS 160”), an amendment of Accounting Research Bulletin (“ARB”) No. 51 (“ARB 51”). SFAS 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for, and reporting of, transactions between the reporting entity and holders of such noncontrolling interests. Under SFAS 160, noncontrolling interests are considered equity and should be reported as an element of consolidated equity. Net income will encompass the total income of all consolidated subsidiaries and there will be separate disclosure in the income statement of the attribution of that income between the controlling and noncontrolling interests; increases and decreases in the noncontrolling ownership interest amount will be accounted for as equity transactions.  SFAS 160 is required to be adopted prospectively in the first annual reporting period beginning on or after December 15, 2008, except for reclassifying noncontrolling interests to equity separate from the parent’s shareholders’ equity  in the consolidated statement of financial position and the recasting of consolidated net income (loss) to include net income (loss) attributable to both controlling and noncontrolling interests, both of which are required to be adopted retrospectively. Because all of the Company’s subsidiaries are 100% owned, the Company does not expect the adoption of SFAS 160 to have any impact on the Company’s financial statements.

NOTE 6 · Business Combinations

Acquisitions in 2008

For the nine months ended September 30, 2008, Brown & Brown acquired the assets and assumed certain liabilities of 28 insurance intermediaries, the stock of two insurance intermediaries and several books of business (customer accounts). The aggregate purchase price of these acquisitions was $233,988,000, including $215,126,000 of net cash payments, the issuance of $5,213,000 in notes payable and the assumption of $13,649,000 of liabilities. All of these acquisitions were acquired primarily to expand Brown & Brown's core businesses and to attract and hire high-quality individuals. Acquisition purchase prices are typically based on a multiple of average annual operating profits earned over a one- to three-year period within a minimum and maximum price range. The initial asset allocation of an acquisition is based on the minimum purchase price, and any subsequent contingent consideration (earn-out payment) is allocated to goodwill. Acquisitions are initially recorded at preliminary fair values. Subsequently, the Company completes the final fair value allocations and any adjustments to assets or liabilities acquired are recorded in the current period.

All of these acquisitions have been accounted for as business combinations and are as follows:

(in thousands) Name	Business Segment	2008 Date of Acquisition	Net Cash Paid	Notes Payable	Recorded Purchase Price
LDP Consulting Group, Inc.	Retail	January 24	39,241	-	39,241
Powers & Effler Insurance Brokers	Retail	April 1	25,036	-	25,036
HBA Insurance Group, Inc.	Retail	June 1	48,306	2,000	50,306
Fullerton & Company, Inc.	Retail	August 1	17,399	-	17,399
Other	Various	Various	85,144	3,213	88,357
Total			$215,126	$5,213	$220,339

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition:
(in thousands)	LDP	Powers	HBA	Fullerton	Other	Total
Fiduciary cash	$173	$-	$-	$1,541	$-	$1,714
Other current assets	1,121	75	-	1,242	1,804	4,242
Fixed assets	19	353	652	41	504	1,569
Goodwill	21,857	17,227	35,158	15,029	49,128	138,399
Purchased customer accounts	21,225	7,545	14,390	5,105	38,421	86,686
Noncompete agreements	55	11	141	80	420	707
Other assets	11	-	-	644	16	671
Total assets acquired	44,461	25,211	50,341	23,682	90,293	233,988
Other current liabilities	(5,220)	(175)	(35)	(4,589)	(1,936)	(11,955)
Deferred income taxes	-	-	-	(1,694)	-	(1,694)
Total liabilities assumed	(5,220)	(175)	(35)	(6,283)	(1,936)	(13,649)
Net assets acquired	$39,241	$25,036	$50,306	$17,399	$88,357	$220,339

The weighted average useful lives for the above acquired amortizable intangible assets are as follows: purchased customer accounts, 15.0 years and noncompete agreements, 5.0 years.

Goodwill of $138,399,000, of which $123,797,000 is expected to be deductible for income tax purposes, was assigned to the Retail, Wholesale Brokerage, National Programs and Services Divisions in the amounts of $134,576,000, $3,503,000, $320,000 and nil, respectively.

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

	For the three months		For the nine months
(UNAUDITED)	ended September 30,		ended September 30,
(in thousands, except per share data)	2008	2007	2008	2007

Total revenues	$248,448	$260,223	$775,833	$813,676

Income before income taxes	67,561	83,081	228,296	281,641

Net income	40,875	50,901	138,847	172,408

Net income per share:
Basic	$0.29	$0.36	$0.99	$1.23
Diluted	$0.29	$0.36	$0.98	$1.22

Weighted average number of shares outstanding:
Basic	141,073	140,593	140,834	140,401
Diluted	141,606	141,288	141,395	141,209

Additional contingent consideration paid to sellers as a result of purchase price “earn-out” provisions are recorded as adjustments to intangible assets when the contingencies are settled. The net additional consideration paid by the Company in 2008 as a result of these adjustments totaled $14,642,000, of which $14,560,000 was allocated to goodwill, $30,000 to noncompete agreements and $52,000 represented net liabilities that were forgiven. Of the $14,642,000 net additional consideration paid, $8,204,000 was paid in cash and $6,438,000 was issued in notes payable. As of September 30, 2008, the maximum future contingency payments related to acquisitions totaled $233,370,000.

Acquisitions in 2007

For the nine months ended September 30, 2007, Brown & Brown acquired the assets and assumed certain liabilities of 25 insurance intermediaries, the stock of three insurance intermediaries and several books of business (customer accounts). The aggregate purchase price of these acquisitions was $163,485,000, including $144,022,000 of net cash payments, the issuance of $4,961,000 in notes payable and the assumption of $14,502,000 of liabilities. All of these acquisitions were acquired primarily to expand Brown & Brown's core businesses and to attract and hire high-quality individuals. Acquisition purchase prices are typically based on a multiple of average annual operating profits earned over a one- to three-year period within a minimum and maximum price range. The initial asset allocation of an acquisition is based on the minimum purchase price, and any subsequent earn-out payment is allocated to goodwill. Acquisitions are initially recorded at preliminary fair values. Subsequently, the Company completes the final fair value allocations and any adjustments to assets or liabilities acquired are recorded in the current period.

All of these acquisitions have been accounted for as business combinations and are as follows:

(in thousands) Name	Business Segment	2007 Date of Acquisition	Net Cash Paid	Notes Payable	Recorded Purchase Price
ALCOS, Inc.	Retail	March 1	$30,906	$3,563	$34,469
Grinspec, Inc.	Retail	April 1	31,939	-	31,939
Sobel Affiliates, Inc.	Retail	April 1	33,047	-	33,047
The Combined Group, Inc. et al	Wholesale Brokerage	August 1	24,046	-	24,046
Other	Various	Various	24,084	1,398	25,482
Total			$144,022	$4,961	$148,983

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition:

(in thousands)	ALCOS	Grinspec	Sobel	Combined	Other	Total
Fiduciary cash	$627	$-	$-	$2,686	$716	$4,029
Other current assets	1,224	669	286	-	800	2,979
Fixed assets	720	-	50	212	214	1,196
Goodwill	26,863	19,235	19,653	16,320	17,817	99,888
Purchased customer accounts	10,046	12,498	13,129	7,448	11,710	54,831
Noncompete agreements	130	-	31	66	210	437
Other assets	115	-	-	-	10	125
Total assets acquired	39,725	32,402	33,149	26,732	31,477	163,485
Other current liabilities	(2,173)	(463)	(102)	(1,383)	(5,246)	(9,367)
Deferred income taxes	(3,083)	-	-	-	(749)	(3,832)
Other liabilities	-	-	-	(1,303)	-	(1,303)
Total liabilities assumed	(5,256)	(463)	(102)	(2,686)	(5,995)	(14,502)
Net assets acquired	$34,469	$31,939	$33,047	$24,046	$25,482	$148,983

 The weighted average useful lives for the above acquired amortizable intangible assets are as follows: purchased customer accounts, 15.0 years and noncompete agreements, 4.8 years.

Goodwill of $99,888,000, of which $70,054,000 is expected to be deductible for income tax purposes, was assigned to the Retail, Wholesale Brokerage, National Programs and Services Divisions in the amounts of $81,283,000, $17,767,000, $391,000 and $447,000, respectively.

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

Additional contingent consideration paid to sellers as a result of purchase price “earn-out” provisions are recorded as adjustments to intangible assets when the contingencies are settled. The net additional consideration paid by the Company in 2007 as a result of these adjustments totaled $18,969,000, of which $18,921,000 was allocated to goodwill and $48,000 to noncompete agreements. Of the $18,969,000 net additional consideration paid, $8,372,000 was paid in cash, $10,896,000 was issued in notes payable and $299,000 was assumed as net liabilities. As of September 30, 2007, the maximum future contingency payments related to acquisitions totaled $204,777,000.

NOTE 7 · Goodwill

Goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. Brown & Brown completed its most recent annual assessment as of November 30, 2007 and identified no impairment as a result of the evaluation.

The changes in goodwill for the nine months ended September 30, 2008 are as follows:

		Wholesale	National
(in thousands)	Retail	Brokerage	Programs	Services	Total
Balance as of January 1, 2008	$453,485	$242,730	$146,948	$3,270	$846,433
Goodwill of acquired businesses	143,136	3,503	320	6,000	152,959
Goodwill disposed of relating to sales of businesses	(3,619)	(53)	-	-	(3,672)
Balance as of September 30, 2008	$593,002	$246,180	$147,268	$9,270	$995,720

NOTE 8 · Amortizable Intangible Assets

Amortizable intangible assets at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30, 2008				December 31, 2007
				Weighted				Weighted
	Gross		Net	Average	Gross		Net	Average
	Carrying	Accumulated	Carrying	Life	Carrying	Accumulated	Carrying	Life
(in thousands)	Value	Amortization	Value	(years)	Value	Amortization	Value	(years)
Purchased customer accounts	$711,962	$(220,599)	$491,363	14.9	$628,123	$(187,543)	$440,580	14.9
Noncompete agreements	24,125	(21,751)	2,374	7.4	25,858	(23,214)	2,644	7.7
Total	$736,087	$(242,350)	$493,737		$653,981	$(210,757)	$443,224

Amortization expense for other amortizable intangible assets for the years ending December 31, 2008, 2009, 2010, 2011 and 2012 is estimated to be $46,815,000, $47,802,000, $47,112,000, $45,686,000, and $45,070,000, respectively.

NOTE 9 · Investments

Investments consisted of the following:

	September 30, 2008		December 31, 2007
	Carrying Value		Carrying Value
(in thousands)	Current	Non- Current	Current	Non- Current
Available-for-sale marketable equity securities	$46	$-	$46	$-
Non-marketable equity securities and certificates of deposit	7,241	287	2,846	355
Total investments	$7,287	$287	$2,892	$355

The following table summarizes available-for-sale securities:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable equity securities:
September 30, 2008	$25	$21	$-	$46
December 31, 2007	$25	$21	$-	$46

The following table summarizes the proceeds and realized gains/(losses) on non-marketable equity securities and certificates of deposit for the three and nine months ended September 30, 2008 and 2007:

(in thousands)	Proceeds	Gross Realized Gains	Gross Realized Losses
For the three months ended:
September 30, 2008	$3,269	$-	$-
September 30, 2007	$2,112	$1	$-

For the nine months ended:
September 30, 2008	$3,976	$542	$(9)
September 30, 2007	$21,594	$18,760	$(500)

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

NOTE 10 · Long-Term Debt

Long-term debt at September 30, 2008 and December 31, 2007 consisted of the following:

(in thousands)	2008	2007
Unsecured senior notes	$250,000	$225,000
Acquisition notes payable	11,223	14,025
Revolving credit facility	-	-
Term loan agreements	-	-
Other notes payable	135	201
Total debt	261,358	239,226
Less current portion	(7,703)	(11,519)
Long-term debt	$253,655	$227,707

In July 2004, the Company completed a private placement of $200.0 million of unsecured senior notes (the “Notes”). The $200.0 million is divided into two series: Series A, for $100.0 million due in 2011 and bearing interest at 5.57% per year; and Series B, for $100.0 million due in 2014 and bearing interest at 6.08% per year. The closing on the Series B Notes occurred on July 15, 2004. The closing on the Series A Notes occurred on September 15, 2004. Brown & Brown has used the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. As of September 30, 2008 and December 31, 2007 there was an outstanding balance of $200.0 million on the Notes.

On December 22, 2006, the Company entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). The Purchaser also purchased Notes issued by the Company in 2004. The Master Agreement provides for a $200.0 million private uncommitted “shelf” facility for the issuance of senior unsecured notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten years, as the parties may determine. The Master Agreement includes various covenants, limitations and events of default similar to the Notes issued in 2004. The initial issuance of notes under the Master Facility Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.66% per annum. On February 1, 2008, $25.0 million in Series D Senior Notes due January 15, 2015, with a fixed interest rate of 5.37% per annum were issued. As of September 30, 2008 there was an outstanding balance of $50.0 million under the Master Agreement.

On June 12, 2008, the Company entered into an Amended and Restated  Revolving Loan Agreement (the “Loan Agreement”) with a national banking institution that was dated as of June 3, 2008, amending and restating the existing Revolving Loan Agreement dated September 29, 2003, as amended (the “Revolving Agreement”), in order to increase the lending commitment to $50.0 million (subject to potential increases up to $100.0 million) and to extend the maturity date from December 20, 2011 to June 3, 2013.  The Revolving Agreement initially provided for a revolving credit facility in the maximum principal amount of $75.0 million.  After a series of amendments that provided covenant exceptions for the notes issued or to be issued under the Master Agreement and relaxed or deleted certain other covenants, the maximum principal amount was reduced to $20.0 million.  The calculation of interest and fees is generally based on the Company's quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization, and non-cash stock-based compensation. Interest is charged at a rate equal to 0.50% to 1.00% above the London Interbank Offering Rate (“LIBOR”) or 1.00% below the base rate, each as more fully defined in the Loan Agreement.  Fees include an upfront fee, an availability fee of 0.10% to 0.20%, and a letter of credit usage fee of 0.50% to 1.00%.  The Loan Agreement contains various covenants, limitations, and events of default customary for similar facilities for similar borrowers.  The 90-day LIBOR was 4.05% and 4.70% as of September 30, 2008 and December 31, 2007, respectively. There were no borrowings against this facility at September 30, 2008 or December 31, 2007.

In January 2001, Brown & Brown entered into a $90.0 million unsecured seven-year term loan agreement with a national banking institution, bearing an interest rate based upon the 30-, 60- or 90-day LIBOR plus 0.50% to 1.00%, depending upon Brown & Brown's quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization and non-cash stock-based compensation. The loan was fully funded on January 3, 2001 and was to be repaid in equal quarterly installments of $3,200,000 through December 2007. As of December 31, 2007, the outstanding balance had been paid in full.

All four of these credit agreements require Brown & Brown to maintain certain financial ratios and comply with certain other covenants. Brown & Brown was in compliance with all such covenants as of September 30, 2008 and December 31, 2007.

To hedge the risk of increasing interest rates from January 2, 2002 through the remaining six years of its seven-year $90.0 million term loan, Brown & Brown entered into an interest rate exchange (or “swap”) agreement that effectively converted the floating rate LIBOR-based interest payments to fixed interest rate payments at 4.53%. This agreement did not affect the required 0.50% to 1.00% credit risk spread portion of the term loan. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, ” as amended, the fair value of the interest rate swap of approximately $37,000, net of related income taxes of approximately $22,000, was recorded in other assets as of December 31, 2006, with the related change in fair value reflected as other comprehensive income. Brown & Brown had designated and assessed the derivative as a highly effective cash flow hedge. As of December 31, 2007, the interest rate swap agreement expired in conjunction with the final principal payment on the term loan.

Acquisition notes payable represent debt owed to former owners of certain insurance operations acquired by Brown & Brown. These notes and future contingent payments are payable in monthly, quarterly and annual installments through April 2011, including interest ranging from 0.00% to 8.00%.

NOTE 11 · Supplemental Disclosures of Cash Flow Information and Non-Cash Financing and Investing Activities

(in thousands)	For the nine months ended September 30,
	2008	2007
Cash paid during the period for:
Interest	$13,332	$13,054
Income taxes	$48,624	$74,132

Brown & Brown's significant non-cash investing and financing activities are summarized as follows:

	For the nine months ended September 30,
(in thousands)	2008	2007

Unrealized holding loss on available-for-sale securities, net of tax effect of $0 for 2008; net of tax benefit of $5,305 for 2007	$-	$(9,051)
Net loss on cash-flow hedging derivative, net of tax effect of $0 for 2008, net of tax benefit of $20 for 2007	$-	$(35)
Notes payable issued or assumed for purchased customer accounts	$12,897	$15,857
Notes received on the sale of fixed assets and customer accounts	$2,916	$8,580

NOTE 12 · Comprehensive Income

The components of comprehensive income, net of related income tax effects, are as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(in thousands)	2008	2007	2008	2007

Net income	$40,593	$46,216	$132,751	$157,955
Net unrealized holding loss on available-for-sale securities	5	(7)	-	(9,051)
Net loss on cash-flow hedging derivative	-	(9)	-	(35)
Comprehensive income	$40,598	$46,200	$132,751	$148,869

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

As previously reported, governmental agencies in a number of states have looked or are looking into issues related to compensation practices in the insurance industry, and the Company continues to respond to written and oral requests for information and/or subpoenas seeking information related to this topic. To date, requests for information and/or subpoenas have been received from governmental agencies such as attorneys general and departments of insurance. Agencies in Arizona, Virginia, Washington and Florida have concluded their respective investigations of subsidiaries of Brown & Brown, Inc. based in those states.

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

As previously reported, on September 4, 2008, a final judgment for $2,173,316 plus post-judgment interest at a rate of 5% was entered against Brown & Brown Insurance Services of Texas, Inc. (BBTX), a subsidiary of Brown & Brown, Inc., in the action styled Great American Insurance Company, et al. v. The Contractor's Advantage, Inc., et al., Cause No. 2002-33960, which was tried earlier this year in the 189th Judicial District Court in Harris County, Texas.

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

NOTE 14 · Segment Information

Brown & Brown's business is divided into four reportable segments: the Retail Division, which provides a broad range of insurance products and services to commercial, public and quasi-public entities, professional and individual customers; the Wholesale Brokerage Division, which markets and sells excess and surplus commercial and personal lines insurance, and reinsurance, primarily through independent agents and brokers; the National Programs Division, which is comprised of two units - Professional Programs, which provides professional liability and related package products for certain professionals delivered through nationwide networks of independent agents, and Special Programs, which markets targeted products and services designed for specific industries, trade groups, public and quasi-public entities, and market niches; and the Services Division, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside services. Brown & Brown conducts all of its operations within the United States of America, except for one start-up wholesale brokerage operation based in London, England that commenced business in March 2008 and which has earned less than $1.7 million of revenue as of the date of this filing.

Summarized financial information concerning Brown & Brown's reportable segments for the nine months ended September 30, 2008 and 2007 is shown in the following table. The “Other” column includes any income and expenses not allocated to reportable segments and corporate-related items, including the inter-company interest expense charged to the reporting segment.

	For the nine months ended September 30, 2008
		Wholesale	National
(in thousands)	Retail	Brokerage	Programs	Services	Other	Total
Total revenues	$450,959	$137,469	$128,141	$23,831	$5,064	$745,464
Investment income	878	1,223	263	6	2,766	5,136
Amortization	19,943	7,646	6,825	346	29	34,789
Depreciation	4,518	2,169	2,017	317	908	9,929
Interest	21,864	13,756	5,890	559	(31,024)	11,045
Income before income taxes	115,229	19,634	42,565	5,346	35,498	218,272
Total assets	1,636,519	629,145	615,028	43,238	(816,629)	2,107,301
Capital expenditures	3,218	4,148	1,980	160	1,609	11,115

	For the nine months ended September 30, 2007
		Wholesale	National
(in thousands)	Retail	Brokerage	Programs	Services	Other	Total
Total revenues	$434,234	$142,544	$113,253	$27,409	$25,001	$742,441
Investment income	164	2,262	377	25	25,027	27,855
Amortization	15,885	6,759	6,779	346	29	29,798
Depreciation	4,255	1,974	2,088	420	755	9,492
Interest	15,217	14,197	7,694	526	(27,189)	10,445
Income before income taxes	133,320	29,147	31,548	7,094	56,924	258,033
Total assets	1,285,096	649,610	553,453	38,926	(611,726)	1,915,359
Capital expenditures	4,591	2,425	1,516	283	16,033	24,848

NOTE 15 · Subsequent Events

From October 1, 2008 through November 4, 2008, Brown & Brown acquired the assets and assumed certain liabilities of four insurance intermediaries and several books of business (customer accounts). The aggregate purchase price of these acquisitions was $12,355,000, including $11,905,000 of net cash payments and the issuance of $450,000 in notes payable. All of these acquisitions were acquired primarily to expand Brown & Brown’s core businesses and to attract and hire high-quality individuals. Acquisition purchase prices are based primarily on a multiple of average annual operating profits earned over a one- to three-year period within a minimum and maximum price range. The initial asset allocation of an acquisition is based on the minimum purchase price, and any subsequent earn-out payment is allocated to goodwill.

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

Our commissions and fees revenue is comprised of commissions paid by insurance companies and fees paid directly by customers. Commission revenues generally represent a percentage of the policy premium paid by the insured and are materially affected by fluctuations in both premium rate levels charged by insurance companies and the insureds' underlying “insurable exposure units,” which are units that insurance companies use to measure or express insurance exposed to risk (such as property values, sales and payroll levels) in order to determine what premium to charge an insured. These premium rates are established by insurance companies based upon many factors, including reinsurance rates paid by insurance carriers, none of which we control. Beginning in 1986 and continuing through 1999, commission revenues were adversely influenced by a consistent decline in premium rates resulting from intense competition among property and casualty insurance companies for market share. This condition of a prevailing decline in premium rates, commonly referred to as a “soft market,” generally resulted in flat to reduced commissions on renewal business. Additionally, in a “soft market” standard carriers generally become more aggressive in their underwriting “appetites” and underwrite risks that are traditionally placed with excess and surplus lines carriers, thereby negatively impacting our wholesale brokerage operations.  The effect of this softness in rates on our commission revenues was somewhat offset by our acquisitions and net new business production. As a result of increasing “loss ratios” (the comparison of incurred losses plus adjustment expenses against earned premiums) of insurance companies through 1999, there was a general increase in premium rates beginning in the first quarter of 2000 and continuing into 2003.  During 2003, the increases in premium rates began to moderate, and in certain lines of insurance, premium rates decreased. In 2004, as general premium rates continued to moderate, the insurance industry experienced the worst hurricane season since 1992 (when Hurricane Andrew hit south Florida). The insured losses from the 2004 hurricane season were absorbed relatively easily by the insurance industry and the general insurance premium rates continued to soften during 2005. During the third quarter of 2005, the insurance industry experienced the worst hurricane season ever recorded. As a result of the significant losses incurred by insurance carriers due to these hurricanes, the insurance premium rates in 2006 increased on coastal property, primarily in the southeastern region of the United States. In other regions of the United States, insurance premium rates generally declined during 2006.  In addition to significant insurance pricing declines in the State of Florida, as discussed below in the “Florida Insurance Overview”, insurance premium rates continued a gradual decline during 2007 and the first nine months of 2008 in most of the other regions of the United States. One industry segment that was hit especially hard during 2007 was the home-building industry in southern California, and, to a lesser extent, in Nevada, Arizona and Florida. We have a wholesale brokerage operation that focuses on placing property and casualty insurance products for that home-building segment and a program operation that places errors and omissions professional liability coverages for title agents. Both of these operations’ revenues were negatively affected by these national economic trends in 2007 and throughout the first nine months of 2008.  Additionally, the continuing “soft market” during 2008 has negatively impacted our other wholesale brokerage operations, primarily as a result of the movement of risks that are traditionally placed with excess and surplus lines carriers to standard carriers.

The volume of business from new and existing insured customers, fluctuations in insurable exposure units and changes in general economic and competitive conditions further affect our revenues. For example, the increasing costs of litigation settlements and awards have caused some customers to seek higher levels of insurance coverage. Conversely, general declines in economic activity could decrease the values of insurable exposure units. Historically, our revenues have continued to grow as a result of an intense focus on net new business growth and acquisitions. However, in 2007, substantial governmental involvement in the Florida insurance marketplace resulted in a substantial loss of revenues. We anticipate that results of operations will continue to be influenced by these competitive and economic conditions through the fourth quarter of 2008 and into 2009.

We also earn “profit-sharing contingent commissions,” which are profit-sharing commissions based primarily on underwriting results, but may also reflect considerations for volume, growth and/or retention. These commissions are primarily received in the first and second quarters of each year, based on underwriting results and other aforementioned considerations for the prior year(s). Therefore, as an insurance company's loss ratio increases, the less profits are earned by that insurance company which will result in less profit-sharing contingent comissions for us. Over the last three years profit-sharing contingent commissions have averaged approximately 5.8% of the previous year's total commissions and fees revenue. Profit-sharing contingent commissions are primarily included in our total commissions and fees in the Consolidated Statements of Income in the year received. The term “core commissions and fees” excludes profit-sharing contingent commissions and therefore represents the revenues earned directly from specific insurance policies sold, and specific fee-based services rendered. Recently, six national insurance carriers announced the replacement of the current loss-ratio-based profit-sharing contingent commission calculation with a fixed-based methodology referred to as “Guaranteed Supplemental Commissions” (“GSCs”). Since these new GSCs are not subject to the uncertainty of loss ratios, they are accrued throughout the year based on actual premiums written.  For the first nine months of 2008, $9.7 million of GSCs were earned, of which $3.2 million were earned for the three months ended September 30, 2008.  For the first nine months of 2007, $5.0 million of GSCs were earned, of which $1.7 million were earned for the three months ended September 30, 2007.

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

In August 2002, the Florida Legislature created Citizens Property Insurance Corporation (“Citizens”) to be the “insurer of last resort” in Florida. As such, Citizens charged insurance rates that were higher than those prevailing in the private insurance marketplace. In each of 2004 and 2005, four major hurricanes made landfall in Florida, and as a result of the significant insurance property losses caused by these storms, property insurance rates generally increased in 2006. To counter the increased property insurance rates, the State of Florida caused Citizens to essentially reduce its property insurance rates by half beginning in January 2007. By state law, Citizens has guaranteed its rates through January 1, 2010. As a result, Citizens became the most competitive risk-bearer on commercial habitational coastal property exposures, such as condominiums, apartments, and certain assisted living facilities. Additionally, Citizens became the only insurance market for certain homeowners’ policies throughout Florida. By the end of 2007, Citizens was the largest single underwriter of coastal property in Florida.

Because Citizens became the principal direct competitor of the risk-bearers that participate in our Florida Intracoastal Underwriters (“FIU”) condominium program and the excess and surplus lines insurers that are represented by our wholesale brokerage operations offering property coverages such as our Hull & Company subsidiary, these programs and operations lost significant amounts of revenue to Citizens during 2007.  Citizens’ impact on our Florida Retail Division was less pronounced because to our Retail Division offices, Citizens simply became another risk-bearer with which to write business, although at slightly lower commission rates and with more onerous requirements for placing coverage. In 2008, the insurance rates charged by Citizens have so far been, and are expected to continue to be, similar to the 2007 rates and therefore, the sequential year impact of Citizens’ rates on our results may not be as significant as they were in 2007.  Even though the Citizens’ rates may be flat, however, the property insurance premium rates charged by the excess and surplus lines carriers with which our wholesale brokerage operations do business continue to decline, which in turn continues to have a significant negative impact on our wholesale brokerage operations.

In the second half of 2007, the standard insurance companies started to become more competitive in the casualty (liability) business, including workers’ compensation business. The rates in the Florida casualty market began to drop as much as 20%-25% compared with 2006 rates. These competitive rates are likely to continue throughout the remainder of 2008 and into 2009.

Company Overview – Third Quarter of 2008

 For the third quarter of 2008, our total core commissions and fees decreased $11.0 million, or 5.1%, primarily because of the continued “soft” insurance marketplace in the United States, governmental involvement in the Florida insurance marketplace and the negative impact of the economy on the home-building industry. Offsetting the negative internal revenue growth was an active quarter of 9 acquisitions (as well as several book of business purchases) with estimated annual revenues of $17.6 million, which contributed to the $30.9 million of total core commissions and fees related to acquisitions that had no comparable operations in the same period of 2007.

Acquisitions

 During the third quarter of 2008, we acquired the assets and assumed certain liabilities of eight insurance intermediary operations, the stock of one insurance intermediary and several books of business (customer accounts). The aggregate purchase price was $39.5 million, including $32.4 million of net cash payments, the issuance of $0.5 million in notes payable and the assumption of $6.6 million of liabilities. These acquisitions had estimated aggregate annualized revenues of $17.6 million.

During the second quarter of 2008, we acquired the assets and assumed certain liabilities of 12 insurance intermediary operations (inadvertly reported as 13 in our Form 10-Q for the quarter ended June 30, 2008) and several books of business (customer accounts). The aggregate purchase price was $115.0 million, including $111.2 million of net cash payments, the issuance of $2.7 million in notes payable and the assumption of $1.1 million of liabilities. These acquisitions had estimated aggregate annualized revenues of $47.5 million.

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

During the third quarter of 2007, we acquired the assets and assumed certain liabilities of 16 insurance intermediary operations and several books of business (customer accounts). The aggregate purchase price was $41.4 million, including $33.4 million of net cash payments, the issuance of $0.9 million in notes payable and the assumption of $7.1 million of liabilities. These acquisitions had estimated aggregate annualized revenues of $22.4 million.

During the second quarter of 2007, we acquired the assets and assumed certain liabilities of two insurance intermediary operations, the stock of one insurance intermediary and several books of business (customer accounts). The aggregate purchase price was $68.7 million, including $68.2 million of net cash payments, and the assumption of $0.5 million of liabilities. These acquisitions had estimated aggregate annualized revenues of $22.9 million.

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

 RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Consolidated Financial Statements and related Notes.

Financial information relating to our Condensed Consolidated Financial Results for the three and nine months ended September 30, 2008 and 2007 is as follows (in thousands, except percentages):

	For the three months			For the nine months
	ended September 30,			ended September 30,
			%			%
	2008	2007	Change	2008	2007	Change
REVENUES
Commissions and fees	$234,036	$216,546	8.1%	$684,640	$645,778	6.0%
Profit-sharing contingent commissions	9,730	8,875	9.6%	51,489	55,678	(7.5)%
Investment income	1,228	3,286	(62.6)%	5,136	27,855	(81.6)%
Other income, net	2,035	8,577	(76.3)%	4,199	13,130	(68.0)%
Total revenues	247,029	237,284	4.1%	745,464	742,441	0.4%

EXPENSES
Employee compensation and benefits	122,172	110,491	10.6%	363,873	333,937	9.0%
Non-cash stock-based compensation	1,819	1,491	22.0%	5,563	4,327	28.6%
Other operating expenses	36,405	32,928	10.6%	101,993	96,409	5.8%
Amortization	12,281	10,331	18.9%	34,789	29,798	16.7%
Depreciation	3,391	3,213	5.5%	9,929	9,492	4.6%
Interest	3,867	3,395	13.9%	11,045	10,445	5.7%
Total expenses	179,935	161,849	11.2%	527,192	484,408	8.8%

Income before income taxes	67,094	75,435	(11.1)%	218,272	258,033	(15.4)%

Income taxes	26,501	29,219	(9.3)%	85,521	100,078	(14.5)%

NET INCOME	$40,593	$46,216	(12.2)%	$132,751	$157,955	(16.0)%

Net internal growth rate – core commissions and fees	(5.1)%	(3.0)%		(5.8)%	(1.9)%
Employee compensation and benefits ratio	49.5%	46.6%		48.8%	45.0%
Other operating expenses ratio	14.7%	13.9%		13.7%	13.0%

Capital expenditures	$2,921	$4,848		$11,115	$24,848
Total assets at September 30,				$2,107,301	$1,915,359

Commissions and Fees

Commissions and fees, including profit-sharing contingent commissions, for the third quarter of 2008 increased $18.3 million, or 8.1%, over the same period in 2007. Profit-sharing contingent commissions for the third quarter of 2008 increased $0.9 million over the third quarter of 2007, to $9.7 million. “Core commissions and fees” are our commissions and fees, less (i) profit-sharing contingent commissions and (ii) divested business (commissions and fees generated from offices, books of business or niches sold or terminated). Core commissions and fees revenue for the third quarter of 2008 increased $19.9 million on a net basis, of which approximately $30.9 million represents core commissions and fees from acquisitions that had no comparable operations in the same period of 2007. After divested business of $2.4 million, the remaining net decrease of $11.0 million represents net lost business, which reflects a (5.1)% internal growth rate for core commissions and fees.

Commissions and fees, including profit-sharing contingent commissions, for the nine months ended September 30, 2008 increased $34.7 million, or 4.9%, over the same period in 2007. For the nine months ended September 30, 2008, profit-sharing contingent commissions decreased $4.2 million from the comparable period in 2007, to $51.5 million. Core commissions and fees revenue for the first nine months of 2008 increased $46.5 million on a net basis, of which approximately $83.3 million of the total increase represents core commissions and fees from acquisitions that had no comparable operations in the same period of 2007. After divested business of $7.7 million, the remaining $36.8 million represents net lost business, which reflects a (5.8)% internal growth rate for core commissions and fees.

Investment Income

Investment income for the three months ended September 30, 2008 decreased $2.1 million, or 62.6%, from the same period in 2007. This decrease was primarily due to a reduction in invested funds as a result of increased acquisition activity, as well as lower investment yields. Investment income for the nine months ended September 30, 2008 decreased $22.7 million, or 81.6%, from the same period in 2007. This decrease is primarily due to the sale of our investment in Rock-Tenn Company which we had owned for over 25 years, for a net gain of approximately $18.7 million in 2007.  The remaining net decrease of $4.0 million was primarily due to a reduction in invested funds as a result of increased acquisition activity, as well as lower investment yields.

Other Income, net

Other income for the three months ended September 30, 2008 decreased $6.5 million, or 76.3%, from the same period in 2007. Other income for the nine months ended September 30, 2008 decreased $8.9 million, or 68.0%, from the same period in 2007. Other income consists primarily of gains and losses from the sale and disposition of assets. Although we are not in the business of selling customer accounts, we periodically will sell an office or a book of business (one or more customer accounts) that does not produce reasonable margins or demonstrate a potential for growth.

Employee Compensation and Benefits

Employee compensation and benefits for the third quarter of 2008 increased $11.7 million, or 10.6%, over the same period in 2007.  This increase is primarily related to the addition of new employees from acquisitions completed since August 1, 2007. Employee compensation and benefits as a percentage of total revenue increased to 49.5% for the third quarter of 2008, from 46.6% for the third quarter of 2007. This increase in the expense percentage represents approximately $11.7 million in net additional costs, of which $13.4 million relates to acquisitions that had no comparable operations in the same period of 2007.  Therefore, excluding the impact of acquisitions of stand-alone offices, there was a net reduction of $1.7 million in employee compensation and benefits primarily related to lower producer commissions and accrued bonuses.

Employee compensation and benefits for the nine months ended September 30, 2008 increased $29.9 million, or 9.0%, over the same period in 2007.  This increase is primarily related to the addition of new employees from acquisitions completed during 2007 and 2008. Employee compensation and benefits as a percentage of total revenue increased to 48.8% for the nine months ended September 30, 2008, from 45.0 % for the nine months ended September 30, 2007. Excluding the impact of the gain on the sale of our Rock-Tenn Company stock in 2007, employee compensation and benefits as a percentage of total revenues increased to 48.8% from 46.1% for the nine months ended September 30, 2007. This increase in the expense percentage represents approximately $29.9 million in net additional costs, of which $36.0 million relates to acquisitions that were stand-alone offices and that had no comparable operations in the same period of 2007. Therefore, excluding the impact of acquisitions of stand-alone offices, there was a net reduction of $6.0 million in employee compensation and benefits primarily related to lower producer commissions and accrued bonuses.

Non-Cash Stock-Based Compensation

Non-cash stock-based compensation for the three months ended September 30, 2008 increased approximately $0.3 million, or 22.0%, over the same period in 2007. For the entire year of 2008, we expect the total non-cash stock-based compensation expense to be approximately $7.5 million to $8.0 million, as compared with the total cost of $5.7 million in 2007. The increased annual estimated cost primarily relates to new grants of performance stock and incentive stock options issued in February 2008.

Other Operating Expenses

Other operating expenses for the third quarter of 2008 increased $3.5 million, or 10.6%, over the same period in 2007. Other operating expenses as a percentage of total revenue increased to 14.7% for the third quarter of 2008, from 13.9% for the third quarter of 2007. Acquisitions since August 1, 2007 that resulted in stand-alone offices accounted for approximately $3.8 million of the increased other operating expenses.  Therefore, there was a net reduction in other operating expenses of approximately $0.3 million with respect to offices in existence in the third quarters of both 2008 and 2007.

Other operating expenses for the nine months ended September 30, 2008 increased $5.6 million, or 5.8%, over the same period in 2007.  Other operating expenses as a percentage of total revenue increased to 13.7% for the nine months ended September 30, 2008, from 13.0% for the nine months ended September 30, 2007. Excluding the impact of the gain on the sale of our Rock-Tenn Company stock in 2007, other operating expenses as a percentage of total revenues increased to 13.7% from 13.3% for the nine months ended September 30, 2007. Acquisitions since February 1, 2007 that resulted in stand-alone offices accounted for approximately $9.4 million of the increased other operating expenses.  Therefore, there was a net reduction in other operating expenses of approximately $3.8 million with respect to offices in existence in the first nine months of both 2008 and 2007.  Of this reduction, $2.4 million was the result of decreased expenses and reserves for errors and omissions, while the remaining savings were attributable to various other expense categories.

Amortization

Amortization expense for the third quarter of 2008 increased $1.9 million, or 18.9%, over the third quarter of 2007.  Amortization expense for the nine months ended September 30, 2008 increased $5.0 million, or 16.7%, over the same period of 2007. These increases were primarily due to the amortization of additional intangible assets as the result of new acquisitions.

Depreciation

Depreciation expense for the third quarter of 2008 increased $0.2 million, or 5.5%, over the third quarter of 2007.  Depreciation expense for the nine months ended September 30, 2008 increased $0.4 million, or 4.6%, over the same period of 2007.  These increases were due primarily to the purchase of new computers, related equipment and software, and the depreciation associated with acquisitions completed since February 1, 2007.

Interest Expense

Interest expense for the third quarter of 2008 increased $0.5 million, or 13.9%, over the same period in 2007. For the nine months ended September 30, 2008, interest expense increased $0.6 million, or 5.7%, over the same period in 2007. These increases were primarily due to the additional $25.0 million of unsecured Series D Senior Notes issued in the first quarter of 2008.

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

The internal growth rates for our core commissions and fees for the three months ended September 30, 2008 and 2007, by divisional units, are as follows (in thousands, except percentages):

2008	For the three months ended September 30,
	2008	2007	Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
Florida Retail	$40,087	$39,088	$999	2.6%	$4,620	$(3,621)	(9.3)%
National Retail	77,172	60,958	16,214	26.6%	16,802	(588)	(1.0)%
Western Retail	27,293	23,752	3,541	14.9%	5,473	(1,932)	(8.1)%
Total Retail(1)	144,552	123,798	20,754	16.8%	26,895	(6,141)	(5.0)%

Wholesale Brokerage	36,491	39,328	(2,837)	(7.2)%	3,831	(6,668)	(17.0)%

Professional Programs	11,643	11,200	443	4.0%	-	443	4.0%
Special Programs	33,433	30,411	3,022	9.9%	210	2,812	9.2%
Total National Programs	45,076	41,611	3,465	8.3%	210	3,255	7.8%

Services	7,917	9,390	(1,473)	(15.7)%	-	(1,473)	(15.7)%
Total Core Commissions and Fees	$234,036	$214,127	$19,909	9.3%	$30,936	$(11,027)	(5.1)%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Condensed Consolidated Statements of Income for the three months ended September 30, 2008 and 2007 is as follows (in thousands, except percentages):

	For the three months ended September 30,
	2008	2007
Total core commissions and fees	$234,036	$214,127
Profit-sharing contingent commissions	9,730	8,875
Divested business	—	2,419
Total commission and fees	$243,766	$225,421

(1)	The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 14 which includes corporate and consolidation items.

2007	For the three months ended September 30,
	2007	2006	Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
Florida Retail	$39,286	$43,871	$(4,585)	(10.5)%	$797	$(5,382)	(12.3)%
National Retail	62,237	51,948	10,289	19.8%	10,685	(396)	(0.8)%
Western Retail	24,668	26,139	(1,471)	(5.6)%	75	(1,546)	(5.9)%
Total Retail(1)	126,191	121,958	4,233	3.5%	11,557	(7,324)	(6.0)%

Wholesale Brokerage	39,354	36,017	3,337	9.3%	4,400	(1,063)	(3.0)%

Professional Programs	11,200	10,696	504	4.7%	119	385	3.6%
Special Programs	30,411	26,736	3,675	13.7%	2,029	1,646	6.2%
Total National Programs	41,611	37,432	4,179	11.2%	2,148	2,031	5.4%

Services	9,390	9,164	226	2.5%	-	226	2.5%
Total Core Commissions and Fees	$216,546	$204,571	$11,975	5.9%	$18,105	$(6,130)	(3.0)%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Condensed Consolidated Statements of Income for the three months ended September 30, 2007 and 2006 is as follows (in thousands, except percentages):

	For the three months ended September 30,
	2007	2006
Total core commissions and fees	$216,546	$204,571
Profit-sharing contingent commissions	8,875	2,092
Divested business	—	1,895
Total commission and fees	$225,421	$208,558

(1)	The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 14 which includes corporate and consolidation items.

The internal growth rates for our core commissions and fees for the nine months ended September 30, 2008 and 2007, by divisional units, are as follows (in thousands, except percentages):

2008	For the nine months ended September 30,
	2008	2007	Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
Florida Retail	$127,528	$133,837	$(6,309)	(4.7)%	$8,368	$(14,677)	(11.0)%
National Retail	221,777	176,506	45,271	25.6%	51,037	(5,766)	(3.3)%
Western Retail	73,585	70,076	3,509	5.0%	9,322	(5,813)	(8.3)%
Total Retail(1)	422,890	380,419	42,471	11.2%	68,727	(26,256)	(6.9)%

Wholesale Brokerage	117,892	121,964	(4,072)	(3.3)%	14,104	(18,176)	(14.9)%

Professional Programs	31,381	30,718	663	2.2%	-	663	2.2%
Special Programs	88,645	77,494	11,151	14.4%	488	10,663	13.8%
Total National Programs	120,026	108,212	11,814	10.9%	488	11,326	10.5%

Services	23,832	27,528	(3,696)	(13.4)%	-	(3,696)	(13.4)%
Total Core Commissions and Fees	$684,640	$638,123	$46,517	7.3%	$83,319	$(36,802)	(5.8)%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2008 and 2007 is as follows (in thousands, except percentages):

	For the nine months ended September 30,
	2008	2007
Total core commissions and fees	$684,640	$638,123
Profit-sharing contingent commissions	51,489	55,678
Divested business	—	7,655
Total commission and fees	$736,129	$701,456

(1)	The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 14 which includes corporate and consolidation items.

2007	For the nine months ended September 30,
	2007	2006	Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
Florida Retail	$134,080	$129,858	$4,222	3.3%	$2,126	$2,096	1.6%
National Retail	180,521	154,527	25,994	16.8%	25,358	636	0.4%
Western Retail	73,447	77,593	(4,146)	(5.3)%	356	(4,502)	(5.8)%
Total Retail(1)	388,048	361,978	26,070	7.2%	27,840	(1,770)	(0.5)%

Wholesale Brokerage	121,990	113,896	8,094	7.1%	11,767	(3,673)	(3.2)%

Professional Programs	30,718	29,887	831	2.8%	376	455	1.5%
Special Programs	77,494	80,220	(2,726)	(3.4)%	5,347	(8,073)	(10.1)%
Total National Programs	108,212	110,107	(1,895)	(1.7)%	5,723	(7,618)	(6.9)%

Services	27,528	23,859	3,669	15.4%	2,328	1,341	5.6%
Total Core Commissions and Fees	$645,778	$609,840	$35,938	5.9%	$47,658	$(11,720)	(1.9)%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2007 and 2006 is as follows (in thousands, except percentages):

	For the nine months ended September 30,
	2007	2006
Total core commissions and fees	$645,778	$609,840
Profit-sharing contingent commissions	55,678	40,163
Divested business	—	3,897
Total commission and fees	$701,456	$653,900

(1)	The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 14 which includes corporate and consolidation items.

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

Financial information relating to Brown & Brown's Retail Division for the three and nine months ended September 30, 2008 and 2007 is as follows (in thousands, except percentages):

	For the three months			For the nine months
	ended September 30,			ended September 30,
			%			%
	2008	2007	Change	2008	2007	Change
REVENUES
Commissions and fees	$144,909	$127,108	14.0%	$422,599	$388,833	8.7%
Profit-sharing contingent commissions	1,795	2,359	(23.9)%	25,704	33,348	(22.9)%
Investment income	129	65	98.5%	878	164	435.4%
Other income (loss), net	(330)	7,327	(104.5)%	1,778	11,889	(85.0)%
Total revenues	146,503	136,859	7.0%	450,959	434,234	3.9%

EXPENSES
Employee compensation and benefits	73,604	64,059	14.9%	217,961	197,502	10.4%
Non-cash stock-based compensation	900	809	11.2%	2,719	2,431	11.8%
Other operating expenses	22,310	22,338	(0.1)%	68,725	65,624	4.7%
Amortization	7,268	5,654	28.5%	19,943	15,885	25.5%
Depreciation	1,559	1,415	10.2%	4,518	4,255	6.2%
Interest	8,285	5,474	51.4%	21,864	15,217	43.7%
Total expenses	113,926	99,749	14.2%	335,730	300,914	11.6%

Income before income taxes	$32,577	$37,110	(12.2)%	$115,229	$133,320	(13.6)%

Net internal growth rate – core commissions and fees	(5.0)%	(6.0)%		(6.9)%	(0.5)%
Employee compensation and benefits ratio	50.2%	46.8%		48.3%	45.5%
Other operating expenses ratio	15.2%	16.3%		15.2%	15.1%

Capital expenditures	$1,061	$1,666		$3,218	$4,591
Total assets at September 30, 2008 and 2007				$1,636,519	$1,285,096

The Retail Division's total revenues during the three months ended September 30, 2008 increased 7.0%, or $9.6 million, over the same period in 2007, to $146.5 million. Profit-sharing contingent commissions for the third quarter of 2008 decreased $0.6 million, or 23.9%, from the third quarter of 2007. Of the net increase in commissions and fees, approximately $26.9 million related to the core commissions and fees from acquisitions that had no comparable revenues in the same period of 2007. Commissions and fees recorded in the third quarter of 2007 from business divested during 2008 was $2.4 million. The remaining net decrease is primarily due to net lost business of $6.1 million in core commissions and fees. The Retail Division's internal growth rate for core commissions and fees was (5.0)% for the third quarter of 2008 and was driven primarily by continuing declines of insurance premium rates, although at rates of decline that seem to be slowing in many parts of the United States.  However, in most parts of the United States the economy is also showing signs of declining insurable exposure units, such as sales and payroll levels.  Additionally, other income for the three months ended September 30, 2008 decreased $7.7 million from the same period in 2007 as a result of fewer gains from sales of books of business.

Income before income taxes for the three months ended September 30, 2008 decreased 12.2%, or $4.5 million from the same period in 2007, to $32.6 million. This decrease is primarily due to net lost business and lower other income.

The Retail Division's total revenues during the nine months ended September 30, 2008 increased 3.9%, or $16.7 million, to $451.0 million. Profit-sharing contingent commissions for the nine months ended September 30, 2008, decreased $7.6 million from the same period in 2007. Of the increase in commissions and fees, approximately $68.7 million related to the core commissions and fees from acquisitions that had no comparable revenues in the same period of 2007. Commissions and fees recorded in the nine months ended September 30, 2007 from business divested during 2008 was $7.7 million.  The remaining net decrease of $26.3 million is primarily due to net lost business in core commissions and fees. The Retail Division's internal growth rate for core commissions and fees was (6.9)% for the nine months ended September 30, 2008 and was driven primarily by declining insurance property and casualty rates in the southeastern United States but was also affected by the continued softening of insurance premium rates in other regions of the United States.  Additionally, other income for the nine months ended September 30, 2008 decreased $10.1 million from the same period in 2007 as a result of fewer gains from the sales of books of business.

 Income before income taxes for the nine months ended September 30, 2008 decreased 13.6%, or $18.1 million, to $115.2 million. This decrease is primarily due to net lost business, lower profit-sharing contingent commission revenues and lower other income.

 Wholesale Brokerage Division

The Wholesale Brokerage Division markets and sells excess and surplus commercial and personal lines insurance and reinsurance, primarily through independent agents and brokers. Like the Retail and National Programs Divisions, the Wholesale Brokerage Division's revenues are primarily commission-based.

Financial information relating to our Wholesale Brokerage Division for the three and nine months ended September 30, 2008 and 2007 is as follows (in thousands, except percentages):

	For the three months			For the nine months
	ended September 30,			ended September 30,
			%			%
	2008	2007	Change	2008	2007	Change
REVENUES
Commissions and fees	$36,491	$39,354	(7.3)%	$117,892	$121,990	(3.4)%
Profit-sharing contingent commissions	7,833	6,515	20.2%	17,969	17,685	1.6%
Investment income	399	799	(50.1)%	1,223	2,262	(45.9)%
Other income, net	64	626	(89.8)%	385	607	(36.6)%
Total revenues	44,787	47,294	(5.3)%	137,469	142,544	(3.6)%

EXPENSES
Employee compensation and benefits	21,819	21,713	0.5%	67,358	66,593	1.1%
Non-cash stock-based compensation	220	198	11.1%	617	593	4.0%
Other operating expenses	9,603	7,816	22.9%	26,289	23,281	12.9%
Amortization	2,613	2,293	14.0%	7,646	6,759	13.1%
Depreciation	725	713	1.7%	2,169	1,974	9.9%
Interest	4,443	4,815	(7.7)%	13,756	14,197	(3.1)%
Total expenses	39,423	37,548	5.0%	117,835	113,397	3.9%

Income before income taxes	$5,364	$9,746	(45.0)%	$19,634	$29,147	(32.6)%

Net internal growth rate – core commissions and fees	(17.0)%	(3.0)%		(14.9)%	(3.2)%
Employee compensation and benefits ratio	48.7%	45.9%		49.0%	46.7%
Other operating expenses ratio	21.4%	16.5%		19.1%	16.3%

Capital expenditures	$886	$425		$4,148	$2,425
Total assets at September 30, 2008 and 2007				$629,145	$649,610

The Wholesale Brokerage Division's total revenues for the three months ended September 30, 2008 decreased 5.3%, or $2.5 million, from the same period in 2007, to $44.8 million.  Profit-sharing contingent commissions for the third quarter of 2008 increased $1.3 million over the same quarter of 2007. Of the net decrease in core commissions and fees, approximately $3.8 million related to core commissions and fees from acquisitions that had no comparable revenues in the same period of 2007. The remaining net decrease is primarily due to $6.7 million of net lost business in core commissions and fees. As such, the Wholesale Brokerage Division's internal growth rate for core commissions and fees was (17.0)% for the third quarter of 2008. The continuing net lost business is broad-based and negatively impacted nearly all of our wholesale brokerage operations.  The lost business is the result of continuing soft property and casualty rates, the slowing residential home-building market and the movement of accounts from the excess and surplus lines market to standard carriers.

Income before income taxes for the three months ended September 30, 2008 decreased 45.0%, or $4.4 million from the same period in 2007, to $5.4 million, primarily due to net lost business.

The Wholesale Brokerage Division's total revenues for the nine months ended September 30, 2008 decreased 3.6%, or $5.1 million, to $137.5 million from the same period in 2007. Profit-sharing contingent commissions for the nine months ended September 30, 2008 increased $0.3 million from the same period in 2007. Of the decrease in core commissions and fees, approximately $14.1 million related to core commissions and fees from acquisitions that had no comparable revenues in the same period of 2007.  The remaining net decrease is primarily due to net lost business of $18.2 million in core commissions and fees. As such, the Wholesale Brokerage Division's internal growth rate for core commissions and fees was (14.9)% for the nine months ended September 30, 2008.  The majority of the net lost business was attributable to the $4.4 million impact of decreasing property and casualty rates in Florida, the $2.3 million impact of the soft reinsurance marketplace on our reinsurance brokerage operation, and the $4.0 million impact of the slowing residential home-builders’ market on one of our Wholesale Brokerage operations that focuses on that industry in the southwestern region of the United States.  Our Wholesale Brokerage operations in other parts of the country are being negatively affected by a combination of declining insurance rates and increased competition from the standard lines carriers.

 Income before income taxes for the nine months ended September 30, 2008 decreased 32.6%, or $9.5 million, to $19.6 million from the same period in 2007, primarily due to net lost business.

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

Financial information relating to our National Programs Division for the three and nine months ended September 30, 2008 and 2007 is as follows (in thousands, except percentages):

	For the three months			For the nine months
	ended September 30,			ended September 30,
			%			%
	2008	2007	Change	2008	2007	Change
REVENUES
Commissions and fees	$45,076	$41,611	8.3%	$120,026	$108,212	10.9%
Profit-sharing contingent commissions	102	1	NMF %	7,816	4,645	68.3%
Investment income	77	136	(43.4)%	263	377	(30.2)%
Other income (loss), net	(15)	30	(150.0)%	36	19	89.5%
Total revenues	45,240	41,778	8.3%	128,141	113,253	13.1%

EXPENSES
Employee compensation and benefits	17,678	16,275	8.6%	50,229	46,321	8.4%
Non-cash stock-based compensation	198	197	0.5%	600	602	(0.3)%
Other operating expenses	6,882	6,321	8.9%	20,015	18,221	9.8%
Amortization	2,275	2,259	0.7%	6,825	6,779	0.7%
Depreciation	695	680	2.2%	2,017	2,088	(3.4)%
Interest	1,834	2,473	(25.8)%	5,890	7,694	(23.4)%
Total expenses	29,562	28,205	4.8%	85,576	81,705	4.7%

Income before income taxes	$15,678	$13,573	15.5%	$42,565	$31,548	34.9%

Net internal growth rate – core commissions and fees	7.8%	5.4%		10.5%	(6.9)%
Employee compensation and benefits ratio	39.1%	39.0%		39.2%	40.9%
Other operating expenses ratio	15.2%	15.1%		15.6%	16.1%

Capital expenditures	$612	$510		$1,980	$1,516
Total assets at September 30, 2008 and 2007				$615,028	$553,453

Total revenues for National Programs for the three months ended September 30, 2008 increased 8.3%, or $3.5 million, over the same period in 2007, to $45.2 million.  Profit-sharing contingent commissions for the third quarter of 2008 increased $0.1 million over the third quarter of 2007. Included within the net increase in core commissions and fees is approximately $0.2 million related to core commissions and fees from acquisitions that had no comparable revenues in the same period of 2007. The remaining net increase of approximately $3.3 million is primarily due to net new business. Therefore, the National Programs Division's internal growth rate for core commissions and fees was 7.8% for the three months ended September 30, 2008.   The Professional Programs Unit within the National Programs Division had a 4.0% internal growth rate due to continued stabilizing professional liability rates. Additionally, the Special Programs Unit had a 9.2% internal growth rate, primarily due to approximately $1.8 million of net new business generated by our Proctor Financial Services subsidiary and to the approximately $0.5 million net increase in core commissions and fees in our condominium program at our FIU subsidiary.

Income before income taxes for the three months ended September 30, 2008 increased 15.5%, or $2.1 million, over the same period in 2007, to $15.7 million.  This increase is primarily due to net new business.

Total revenues for National Programs for the nine months ended September 30, 2008 increased 13.1%, or $14.9 million, to $128.1 million. Profit-sharing contingent commissions for the nine months ended September 30, 2008 increased $3.2 million over the same period in 2007. Of the net increase in core commissions and fees, approximately $0.5 million related to core commissions and fees from acquisitions that had no comparable revenues in the same period of 2007. The remaining net increase of approximately $11.3 million is primarily due to net new business. Therefore, the National Programs Division's internal growth rate for core commissions and fees was 10.5%. The Professional Programs Unit within the National Programs Division had a 2.2% internal growth rate due to stabilizing professional liability rates. Additionally, the Special Programs Unit had a 13.8% internal growth rate, primarily due to approximately $10.5 million of net new business generated by our Proctor Financial Services subsidiary and to the approximately $0.9 million net increase in core commissions and fees in our FIU subsidiary.

Income before income taxes for the nine months ended September 30, 2008 increased 34.9%, or $11.0 million, to $42.6 million, over the same period in 2007. This increase is primarily due to net new business generated by our Proctor Financial Services subsidiary.

Services Division

The Services Division provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers' compensation and all-lines liability areas, as well as Medicare set-aside services. Unlike our other segments, approximately 98% of the Services Division's 2008 commissions and fees revenue is generated from fees, which are not significantly affected by fluctuations in general insurance premiums.

Financial information relating to our Services Division for the three and nine months ended September 30, 2008 and 2007 is as follows (in thousands, except percentages):

	For the three months			For the nine months
	ended September 30,			ended September 30,
			%			%
	2008	2007	Change	2008	2007	Change
REVENUES
Commissions and fees	$7,917	$9,390	(15.7)%	$23,832	$27,528	(13.4)%
Profit-sharing contingent commissions	-	-	-	-	-	-
Investment income	7	8	(12.5)%	6	25	(76.0)%
Other income (loss), net	(4)	(144)	(97.2)%	(7)	(144)	(95.1)%
Total revenues	7,920	9,254	(14.4)%	23,831	27,409	(13.1)%

EXPENSES
Employee compensation and benefits	4,437	4,704	(5.7)%	13,474	14,810	(9.0)%
Non-cash stock-based compensation	35	35	-	105	105	-
Other operating expenses	1,270	1,348	(5.8)%	3,684	4,108	(10.3)%
Amortization	115	115	-	346	346	-
Depreciation	97	125	(22.4)%	317	420	(24.5)%
Interest	193	194	(0.5)%	559	526	6.3%
Total expenses	6,147	6,521	(5.7)%	18,485	20,315	(9.0)%

Income before income taxes	$1,773	$2,733	(35.1)%	$5,346	$7,094	(24.6)%

Net internal growth rate – core commissions and fees	(15.7)%	2.5%		(13.4)%	5.6%
Employee compensation and benefits ratio	56.0%	50.8%		56.5%	54.0%
Other operating expenses ratio	16.0%	14.6%		15.5%	15.0%

Capital expenditures	$34	$42		$160	$283
Total assets at September 30, 2008 and 2007				$43,238	$38,926

The Services Division's total revenues for the three months ended September 30, 2008 decreased 14.4%, or $1.3 million, from the same period in 2007, to $7.9 million. Core commissions and fees reflect an internal growth rate of (15.7)% for the third quarter of 2008, primarily due to the loss of one of our largest third-party administration clients in August 2007.
Income before income taxes for the three months ended September 30, 2008 decreased 35.1%, or $1.0 million, from the same period in 2007 to $1.8 million, primarily due to net lost business.

The Services Division's total revenues for the nine months ended September 30, 2008 decreased 13.1%, or $3.6 million, to $23.8 million from the same period in 2007. Core commissions and fees reflect an internal growth rate of (13.4)% for the nine months ended September 30, 2008, primarily due to the loss of one of our largest third-party administration clients in August 2007.

Income before income taxes for the nine months ended September 30, 2008 decreased 24.6%, or $1.7 million, to $5.3 million from the same period in 2007, primarily due to net lost business.

Other
As discussed in Note 14 of the Notes to Consolidated Financial Statements, the “Other” column in the Segment Information table includes any income and expenses not allocated to reportable segments, and corporate-related items, including the inter-company interest expense charged to the reporting segment.

Investment income included in the “Other” column in the Segment Information table reflects a realized gain from the sale of our common stock investment in Rock-Tenn Company.  For the year 2007, we recognized a total gain on the sale of the Rock-Tenn investment of $18.7 million.  As of June 30, 2007, we no longer owned any shares of Rock-Tenn Company.

 LIQUIDITY AND CAPITAL RESOURCES

As discussed in Note 3 of the Notes to Consolidated Financial Statements, we report all cash that will ultimately be used to pay premiums to insurance companies as “Restricted cash and investments”, regardless of whether the cash is held in legally restricted state-mandated premium trust accounts or in unrestricted commingled operating cash accounts.  Since $221.6 million of cash has been used for acquisitions during the nine months ended September 30, 2008, all of the $240.6 million of our cash at September 30, 2008 has been recorded as restricted cash and investment, though only $130.7 million of these funds are held in legally restricted state-mandated premium trust accounts.

Our cash and cash equivalents balance at September 30, 2008 was $0.0 million reflecting a net use of cash and cash equivalents of $38.2 million from the $38.2 million cash and cash equivalents balance at December 31, 2007.  For the nine-month period ended September 30, 2008, $204.1 million of cash was provided from operating activities. Also during this period, $221.6 million of cash was used for acquisitions, $11.1 million was used for additions to fixed assets, $15.7 million was used for payments on long-term debt and $29.6 million was used for payment of dividends.  Additionally, on February 1, 2008 we borrowed $25.0 million pursuant to our Master Agreement described below.  As of September 30, 2008, we have $150.0 million and $50.0 million immediately available from our Master Agreement and Loan Agreement described below.

Our ratio of current assets to current liabilities (the “current ratio”) was 1.00 and 1.10 at September 30, 2008 and December 31, 2007, respectively.

Contractual Cash Obligations

As of September 30, 2008, our contractual cash obligations were as follows:

	Payments Due by Period
		Less Than			After 5
(in thousands)	Total	1 Year	1-3 Years	4-5 Years	Years

Long-term debt	$261,317	$7,664	$103,653	$-	$150,000
Capital lease obligations	41	39	2	-	-
Other long-term liabilities	11,912	9,624	352	462	1,474
Operating leases	97,172	25,478	39,494	19,583	12,617
Interest obligations	71,922	14,510	28,625	17,675	11,112
Unrecognized tax benefits	471	-	471	-	-
Maximum future acquisition contingency payments	233,370	67,923	161,364	4,083	-
Total contractual cash obligations	$676,205	$125,238	$333,961	$41,803	$175,203

 In July 2004, we completed a private placement of $200.0 million of unsecured senior notes (the “Notes”). The $200.0 million is divided into two series: Series A, for $100.0 million due in 2011 and bearing interest at 5.57% per year; and Series B, for $100.0 million due in 2014 and bearing interest at 6.08% per year. The closing on the Series B Notes occurred on July 15, 2004. The closing on the Series A Notes occurred on September 15, 2004. Brown & Brown has used the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. As of September 30, 2008 and December 31, 2007 there was an outstanding balance of $200.0 million on the Notes.

On December 22, 2006, we entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). The Purchaser also purchased Notes issued by the Company in 2004. The Master Agreement provides for a $200.0 million private uncommitted “shelf” facility for the issuance of senior unsecured notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten years, as the parties may determine. The Master Agreement includes various covenants, limitations and events of default similar to the Notes issued in 2004. The initial issuance of notes under the Master Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.66% per annum. On February 1, 2008, we issued $25.0 million in Series D Senior Notes due January 15, 2015, with a fixed interest rate of 5.37% per annum. As of September 30, 2008, there was an outstanding balance of $50.0 million under the Master Agreement.

On June 12, 2008, the Company entered into an Amended and Restated Revolving Loan Agreement (the “Loan Agreement”) with a national banking institution that was dated as of June 3, 2008, amending and restating the existing Revolving Loan Agreement dated September 29, 2003, as amended (the “Revolving Agreement”), in order to increase the lending commitment to $50.0 million (subject to potential increases up to $100.0 million) and extend the maturity date from December 20, 2011 to June 3, 2013.  The Revolving Agreement initially provided for a revolving credit facility in the maximum principal amount of $75.0 million.  After a series of amendments that provided covenant exceptions for the notes issued or to be issued under the Master Agreement, and relaxed or deleted certain other covenants, the maximum principal amount was reduced to $20.0 million.  The calculation of interest and fees is generally based on the Company's quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization and non-cash stock-based compensation.  Interest is charged at a rate equal to 0.50% to 1.00% above the London Interbank Offering Rate (“LIBOR”) or 1.00% below the base rate, each as more fully defined in the Loan Agreement.  Fees include an upfront fee, an availability fee of 0.10% to 0.20%, and a letter of credit usage fee of 0.50% to 1.00%.  The Loan Agreement contains various covenants, limitations, and events of default customary for similar facilities for similar borrowers.  The 90-day LIBOR was 4.05% and 4.70% as of September 30, 2008 and December 31, 2007, respectively. There were no borrowings against this facility at September 30, 2008 or December 31, 2007.

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

All four of these credit agreements require us to maintain certain financial ratios and comply with certain other covenants. We were in compliance with all such covenants as of September 30, 2008 and December 31, 2007.

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

In December 2001, a universal “shelf” registration statement that we filed with the Securities and Exchange Commission (“SEC”) covering the public offering and sale, from time to time, of an aggregate of up to $250.0 million of debt and/or equity securities, was declared effective. The net proceeds from the sale of such securities could be used to fund acquisitions and for general corporate purposes, including capital expenditures, and to meet working capital needs. A common stock follow-on offering of 5,000,000 shares in March 2002 was made pursuant to this “shelf” registration statement. As of December 31, 2007, approximately $90.0 million of the universal “shelf” registration remains available. This universal “shelf” registration statement will expire on December 1, 2008, so if we should need to publicly raise additional funds, we may need to register additional securities with the SEC.

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

Our invested assets are held as cash and cash equivalents, restricted cash and investments, available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit. These investments are subject to interest rate risk and equity price risk. The fair values of our cash and cash equivalents, restricted cash and investments, and certificates of deposit at September 30, 2008 and December 31, 2007 approximated their respective carrying values due to their short-term duration and therefore such market risk is not considered to be material.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation (the “Evaluation”) required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls provide reasonable assurance that the Disclosure Controls, as described in this Item 4, are effective in alerting them timely to material information required to be included in our periodic reports to the Securities and Exchange Commission.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, those controls.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

In Item 3 of Part I of the Company's Annual Report on Form 10-K for its fiscal year ending December 31, 2007, certain information concerning certain legal proceedings and other matters was disclosed. Such information was current as of the date of filing.  During the third quarter of 2008, no new legal proceedings or material developments with respect to existing legal proceedings occurred other than those matters reflected in Note 13 above.

 ITEM 1A.  RISK FACTORS

The following is a discussion of the material changes to the risk factors previously disclosed in Item 1A, “Risk Factors” included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007:

We could incur substantial losses from our cash and investment accounts if one of the financial institutions that we use would happen to fail or be taken over by the U.S. Federal Deposit Insurance Corporation ("FDIC").

            Traditionally, we have maintained cash and investment balances, including restricted cash held in premium trust accounts, at various depository institutions in amounts that are significantly in excess of the FDIC insurance limits. While we have recently re-focused our investment and cash management strategy by moving more of our cash into non-interest bearing accounts (which are FDIC insured but not subject to any limits) and money market accounts (which recently became FDIC insured), we still maintain cash and investment balances in excess of the FDIC insurance limits. As the credit crisis persists, the financial strength of some depository institutions has diminished and this trend may continue.  If one or more of the depository institutions in which we maintain significant cash balances were to fail, our ability to access these funds might be temporarily or permanently limited, and we could face m00aterial liquidity problems and potential material financial losses.

Our business, and therefore our results of operation and financial condition, may be adversely affected by the current disruption in the U.S. based credit markets and instability of financial systems.

            The current disruption in the U.S. based credit markets, the repricing of credit risk and the deterioration of the financial and real estate markets have created increasingly difficult conditions for financial institutions and certain insurance companies.  These conditions include significant losses, greater volatility, significantly less liquidity, widening of credit spreads and a lack of price transparency in certain markets.  Most recently, such volatility has reached unprecedented levels and credit markets have been illiquid.  These conditions have resulted in the failure of a number of financial institutions and unprecedented action by governmental authorities and central banks around the world, including investing in or lending money to financial institutions and insurance companies that are perceived to need additional capital.  It is difficult to predict how long these conditions will persist and the extent to which Brown & Brown's markets, products and business will be adversely affected.

           These unprecedented disruptions in the current credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies.   Although we are not currently experiencing any limitation of access to our revolving credit facility (which matures in 2013) and are not aware of any issues impacting the ability or willingness of our lenders under such facility to honor their commitments to extend us credit, the failure of a lender could adversely affect our ability to borrow on that facility, which over time could negatively impact our ability to consummate significant acquisitions or make other significant capital expenditures.  Continued adverse conditions in the credit markets in future years could adversely affect the availability and terms of future borrowings or renewals or refinancings.

           We also have a significant amount of trade accounts receivable from some of the insurance companies with which we place insurance.  If those insurance companies experience liquidity problems or other financial difficulties, we could encounter delays or defaults in payments owed to us, which could have a significant adverse impact on our financial condition and results of operations.

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

BROWN & BROWN, INC.

/s/ CORY T. WALKER
Date: November 10, 2008	Cory T. Walker Sr. Vice President, Chief Financial Officer and Treasurer (duly authorized officer, principal financial officer and principal accounting officer)