Form 10-K
period 2008-12-31
BROWN & BROWN INC
filed 2009-03-02
CIK 79282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of the voting Common Stock, $0.10 par value, held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was last sold on June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was $1,949,668,355.

The number of outstanding shares of the registrant’s Common Stock, $.10 par value, outstanding as of February 24, 2009 was 141,567,929.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Brown & Brown, Inc.’s Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

Disclosure Regarding Forward-Looking Statements

Brown & Brown, Inc., together with its subsidiaries (collectively, “we”, “Brown & Brown” or the “Company”), make “forward-looking statements” within the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995, as amended, throughout this report and in the documents we incorporate by reference into this report. You can identify these statements by forward-looking words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “plan” and “continue” or similar words. We have based these statements on our current expectations about future events. Although we believe the expectations expressed in the forward-looking statements included in this Form 10-K and those reports, statements, information and announcements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. Many of these factors have previously been identified in filings or statements made by us or on our behalf. Important factors which could cause our actual results to differ materially from the forward-looking statements in this report include the following items, in additions to those matters described in Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

•	Material adverse changes in economic conditions in the markets we serve and in the general economy;

•	Future regulatory actions and conditions in the states in which we conduct our business;

•	Competition from others in the insurance agency, wholesale brokerage, insurance programs and service business;

•

A significant portion of business written by Brown & Brown is for customers located in California, Florida, Michigan, New Jersey, New York, Pennsylvania, Texas and Washington. Accordingly, the occurrence of adverse economic conditions, an adverse regulatory climate, or a disaster in any of these states could have a material adverse effect on our business;

•	The integration of our operations with those of businesses or assets we have acquired or may acquire in the future and the failure to realize the expected benefits of such integration; and

•	Other risks and uncertainties as may be detailed from time to time in our public announcements and Securities and Exchange Commission (“SEC”) filings.

Forward-looking statements that we make or that are made by others on our behalf are based on a knowledge of our business and the environment in which we operate, but because of the factors listed above, among others, actual results may differ from those in the forward-looking statements. Consequently, these cautionary statements qualify all of the forward-looking statements we make herein. We cannot assure you that the results or developments anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business or our operations in the way we expect. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. We assume no obligation to update any of the forward-looking statements.

PART I

ITEM 1.	Business.

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

We are compensated for our services primarily by commissions paid by insurance companies and by fees paid by customers for certain services. The commission is usually a percentage of the premium paid by the insured. Commission rates generally depend upon the type of insurance, the particular insurance company and the nature of the services provided by us. In some cases, a commission is shared with other agents or brokers who have acted jointly with us in a transaction. We may also receive from an insurance company a “profit-sharing contingent commission”, which is a profit-sharing commission based primarily on underwriting results, but may also contain considerations for volume, growth and/or retention. Fee revenues are generated primarily by: (1) our Services Division, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside services, and (2) our Wholesale Brokerage and National Program Divisions, which earn fees primarily for the issuing of insurance policies on behalf of insurance carriers. The amount of our revenue from commissions and fees is a function of, among other factors, continued new business production, retention of existing customers, acquisitions and fluctuations in insurance premium rates and insurable exposure units.

As of December 31, 2008, our activities were conducted in 219 locations in 37 states as follows and one office in London, England:

Florida	42	Kentucky	5	Tennessee	3
California	13	Michigan	5	Massachusetts	2
New Jersey	13	New Mexico	5	Missouri	2
New York	13	Oklahoma	5	New Hampshire	2
Texas	11	Arizona	4	Ohio	2
Georgia	10	Arkansas	4	Oregon	2
Washington	9	North Carolina	4	Wisconsin	2
Indiana	8	Connecticut	3	Delaware	1
Pennsylvania	8	Minnesota	3	Kansas	1
Illinois	7	Montana	33	Hawaii	1
Louisiana	7	Nevada	3	Nebraska	1
Virginia	6	South Carolina	3	West Virginia	1
Colorado	5

Industry Overview

Premium pricing within the property and casualty insurance underwriting (risk-bearing) industry has historically been cyclical, displaying a high degree of volatility based on prevailing economic and competitive conditions. From the mid-1980s through 1999, the property and casualty insurance industry experienced a “soft market” during which the underwriting capacity of insurance companies expanded, stimulating an increase in competition and a decrease in premium rates and related commissions. The effect of this softness in rates on our revenues was somewhat offset by our acquisitions and new business production. As a result of increasing “loss ratios” (the comparison of incurred losses plus adjustment expenses against earned premiums) of insurance companies through 1999, there was a general increase in premium rates beginning in the first quarter of 2000 and continuing into 2003. During 2003, the increases in premium rates began to moderate and, in certain lines of insurance, the premium rates decreased. In 2004, as general premium rates continued to moderate, the insurance industry experienced the worst hurricane season since 1992 (when Hurricane Andrew hit south Florida). The insured losses from the 2004 hurricane season were absorbed relatively easily by the insurance industry and the general insurance premium rates continued to soften during 2005. During the third quarter of 2005, the insurance industry experienced the worst hurricane season ever recorded. As a result of the significant losses incurred by the insurance companies from these hurricanes, the insurance premium rates in 2006 increased on coastal property, primarily in the southeastern region of the United States. In the other regions of the United States, the insurance premium rates, in general, declined during 2006. In addition to significant insurance pricing declines in the State of Florida, as discussed below, the insurance premium rates continued to decline during 2007 and 2008 in most of the other regions of the United States. One industry segment that was especially hit hard during 2007 and 2008 was the home-building industry in southern California, and to a lesser extent Nevada, Arizona and Florida. We have a wholesale brokerage operation that focuses on placing property and casualty insurance products for that home-building segment and a program operation that places errors and omissions professional liability coverages for title agents. Both of these operations’ revenues were significantly impacted in 2007 and 2008 by these national economic trends. Although premium insurance rates declined during most of 2008 in most lines of coverages, the rate of declines appeared to slow in the second half of the year. However, during the second half of 2008, there were more indications that insurable exposure units, such as sales and payroll expenditures, were declining. For 2009, declining exposure units will most likely have a greater negative impact on our commissions and fees revenues than will declining insurance premium rates.

SEGMENT INFORMATION

Our business is divided into four reportable operating segments: (1) the Retail Division; (2) the Wholesale Brokerage Division; (3) the National Programs Division; and (4) the Services Division. The Retail Division provides a broad range of insurance products and services to commercial, public entity, professional and individual customers. The Wholesale Brokerage Division markets and sells excess and surplus commercial and personal insurance, and reinsurance, primarily through independent agents and brokers. The National Programs Division contains two units: Professional Programs, which provides professional liability and related package products for certain professionals; and Special Programs, which markets targeted products and services designated for specific industries, trade groups, public entities, and market niches. The Services Division provides clients with third-party claims administration, consulting for the workers’ compensation insurance market, comprehensive medical utilization management services in both workers’ compensation and all-lines liability arenas, and Medicare Secondary Payer statute compliance-related services.

The following table sets forth a summary of (1) the commissions and fees revenue generated by each of our reportable operating segments for 2008, 2007 and, 2006, and (2) the percentage of our total commissions and fees revenue represented by each segment for each such period:

(in thousands, except percentages)	2008	%	2007	%	2006	%
Retail Division	$586,195	60.7%	$548,038	59.9%	$516,489	59.7%
Wholesale Brokerage Division	168,586	17.5%	175,289	19.1%	159,268	18.4%
National Programs Division	177,930	18.4%	157,008	17.2%	156,996	18.2%
Services Division	32,137	3.3%	35,505	3.9%	32,561	3.8%
Other	1,135	0.1%	(1,190)	(0.1)%	(651)	(0.1)%

Total	$965,983	100.0%	$914,650	100.0%	$864,663	100.0%

See Note 16 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional segment financial data relating to our business.

Retail Division

As of December 31, 2008, our Retail Division employed 3,245 persons. Our retail insurance agency business provides a broad range of insurance products and services to commercial, public and quasi-public entity, professional and individual customers. The categories of insurance principally sold by us include: property insurance relating to physical damage to property and resultant interruption of business or extra expense caused by fire, windstorm or other perils; casualty insurance relating to legal liabilities, workers’ compensation, commercial and private passenger automobile coverages; and fidelity and surety bonds. We also sell and service group and individual life, accident, disability, health, hospitalization, medical and dental insurance.

No material part of our retail business is attributable to a single customer or a few customers. During 2008, commissions and fees from our largest single Retail Division customer represented less than one percent of the Retail Division’s total commissions and fees revenue.

In connection with the selling and marketing of insurance coverages, we provide a broad range of related services to our customers, such as risk management and loss control surveys and analysis, consultation in connection with placing insurance coverages and claims processing. We believe these services are important factors in securing and retaining customers.

Wholesale Brokerage Division

At December 31, 2008, our Wholesale Brokerage Division employed 1,001 persons. Our Wholesale Brokerage Division markets excess and surplus commercial insurance products and services to retail insurance agencies (including our retail offices), and reinsurance products and services to insurance companies throughout the United States. Wholesale Brokerage Division offices represent various U.S. and U.K. surplus lines insurance companies and certain offices are also Lloyd’s of London correspondents. The Wholesale Brokerage Division also represents admitted insurance companies for smaller agencies that do not have access to large insurance company representation. Excess and surplus insurance products include many insurance coverages, including personal lines homeowners, yachts, jewelry, commercial property and casualty, commercial automobile, garage, restaurant, builder’s risk and inland marine lines. Difficult-to-insure general liability and products liability coverages are a specialty, as is excess workers’ compensation coverage. Wholesale brokers solicited business through mailings and direct contact with retail agency representatives.

National Programs Division

As of December 31, 2008, our National Programs Division employed 725 persons. Our National Programs Division consists of two units: Professional Programs and Special Programs.

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

•

Dentists: The Professional Protector Plan® for Dentists offers comprehensive coverage for dentists, oral surgeons, dental schools and dental students, including practice protection and professional liability. This program, initiated in 1969, is endorsed by a number of state and local dental societies and is offered in 50 states, the District of Columbia, the U.S. Virgin Islands and Puerto Rico.

•

Lawyers: The Lawyer’s Protector Plan® (LPP®) was introduced in 1983, 10 years after we began marketing lawyers’ professional liability insurance. This program is presently offered in 44 states and the District of Columbia.

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

•	TitlePac®: TitlePac® provides professional liability products and services designed for real estate title agents and escrow agents in 47 states and the District of Columbia.

•	Wedding Protector PlanSM: Wedding Protector PlanSM provides wedding cancelation and liability insurance and is offered in 49 states and the District of Columbia.

Special Programs. Special Programs markets targeted products and services to specific industries, trade groups, public and quasi-public entities, and market niches. All of the Special Programs, except for Parcel Insurance Plan® (PIP® ), are marketed and sold primarily through independent agents, including certain of our retail offices. Parcel Insurance Plan® markets and sells its insurance product directly to insured customers. Under agency agreements with the insurance companies that underwrite these programs, we often have authority to bind coverages (subject to established guidelines), to bill and collect premiums and, in some cases, to adjust claims.

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

•	Commercial Programs serves the insurance needs of certain specialty trade/industry groups. Programs offered include:

•	Railroad Protector Plan®. Introduced in 1997, this program is designed for contractors, manufacturers and other entities that service the needs of the railroad industry.

•	Environmental Protector Plan®. Introduced in 1998, this program provides a variety of specialized coverages, primarily to municipal mosquito control districts.

•	Towing Operators Protector Plan. This program, introduced in 2009, provides property and casualty insurance for businesses involved in light class towing operations.

Services Division

At December 31, 2008, our Services Division employed 275 persons and provided the following services: (1) insurance-related services, including comprehensive risk management and third-party administration (“TPA”) services for insurance entities and self-funded or fully-insured workers’ compensation and liability plans; (2) comprehensive medical utilization management services for both workers’ compensation and all-lines liability insurance plans; and (3) Medicare Secondary Payer statute compliance-related services.

The Services Division’s workers’ compensation and liability plan TPA services include claims administration, access to major reinsurance markets, cost containment consulting, services for secondary disability, and subrogation recoveries and risk management services such as loss control. In 2008, our three largest workers’ compensation contracts represented approximately 25.7% of our Services Division’s fees revenue, or approximately 0.8% of our total consolidated commissions and fees revenue. In addition, the Services Division provides managed care services, including medical networks, case management and utilization review services, certified by the American Accreditation Health Care Commission.

Employees

At December 31, 2008, we had 5,398 full-time equivalent employees. We have agreements with our sales employees and certain other employees that include provisions restricting their right to solicit our insured customers and employees after separation from employment with us. The enforceability of such agreements varies from state to state depending upon state statutes, judicial decisions and factual circumstances. The majority of these agreements are at-will and terminable by either party; however, the covenants not to solicit our insured customers and employees generally extend for a period of two years after cessation of employment.

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

A number of insurance companies are engaged in the direct sale of insurance, primarily to individuals, and do not pay commissions to third-party agents and brokers. In addition, the Internet continues to be a source for direct placement of personal lines business. To date, such direct sales efforts have had little effect on our operations, primarily because our Retail Division is commercially rather than individually oriented.

In addition, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 and regulations enacted thereunder permit banks, securities firms and insurance companies to affiliate. As a result, the financial services industry has experienced and may continue to experience consolidation, which in turn has resulted and could continue to result in increased competition from diversified financial institutions, including competition for acquisition prospects.

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

Available Information

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and its rules and regulations. The Exchange Act requires us to file reports, proxy statements and other information with the SEC. We make available free of charge on our website, at www.bbinsurance.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act and the rules promulgated thereunder, as soon as reasonably practicable after electronically filing or furnishing such material to the SEC. These documents are posted on our website at www.bbinsurance.com — select the “Investor Relations” link and then the “Publications & Filings” link.

Copies of these reports, proxy statements and other information can be read and copied at:

SEC Public Reference Room

100 F Street NE

Washington, D.C. 20549

Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Also the SEC maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s website at http://www.sec.gov.

The charters of the Audit, Compensation and Nominating/Governance Committees of our Board of Directors as well as our Corporate Governance Principles, Code of Business Conduct and Ethics and Code of Ethics — CEO and Senior Financial Officers (including any amendments to, or waivers of any provision of any of these charters, principles or codes) are also available on our website or upon request. Requests for copies of any of these documents should be directed in writing to Corporate Secretary, Brown & Brown, Inc., 3101 West Martin Luther King Jr. Blvd., Suite 400, Tampa, Florida 33607, or by telephone to (813) 222-4277.

ITEM 1A.	Risk Factors

WE CANNOT ACCURATELY FORECAST OUR COMMISSION REVENUES BECAUSE OUR COMMISSIONS DEPEND ON PREMIUM RATES CHARGED BY INSURANCE COMPANIES, WHICH HISTORICALLY HAVE VARIED AND, AS A RESULT, HAVE BEEN DIFFICULT TO PREDICT.

We are primarily engaged in insurance agency, wholesale brokerage, and insurance programs business, and derive revenues principally from commissions paid by insurance companies. Commissions are based upon a percentage of premiums paid by customers for insurance products. The amount of such commissions is therefore highly dependent on premium rates charged by insurance companies. We do not determine insurance premiums. Premium rates are determined by insurance companies based on a fluctuating market. Historically, property and casualty premiums have been cyclical in nature and have varied widely based on market conditions.

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

THE GROSS DOMESTIC PRODUCT IN THE U.S. HAS DECLINED, INDICATING THAT THE U.S. ECONOMY IS IN A RECESSION.

Global consumer confidence has recently eroded amidst concerns over declining asset values, potential inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses, and sovereign nations. These concerns have slowed economic growth and resulted in a recession in the United States. Recent economic conditions have had a negative impact on our results of operations during the year ended December 31, 2008, due to reduced customer demand which is expected to continue for the next several fiscal quarters. If these economic conditions continue or worsen, a number of negative effects on our business could result, including further declines in values of insurable exposure units, further declines in insurance premium rates, and the financial insolvency, or reduced ability to pay, of certain of our customers. Any of these effects could decrease our net revenue and profitability.

WE COULD INCUR SUBSTANTIAL LOSSES FROM OUR CASH AND INVESTMENT ACCOUNTS IF ONE OF THE FINANCIAL INSTITUTIONS THAT WE USE FAILS OR IS TAKEN OVER BY THE U.S. FEDERAL DEPOSIT INSURANCE CORPORATION (“FDIC”).

Traditionally, we have maintained cash and investment balances, including restricted cash held in premium trust accounts, at various depository institutions in amounts that are significantly in excess of the FDIC insurance limits. While we have recently re-focused our investment and cash management strategy by moving more of our cash into non-interest bearing accounts (which are FDIC insured but not subject to any limits) and money market accounts (a portion of which recently became FDIC insured), we still maintain cash and investment balances in excess of the FDIC insurance limits. As the credit crisis persists, the financial strength of some depository institutions has diminished and this trend may continue. If one or more of the depository institutions in which we maintain significant cash balances were to fail, our ability to access these funds might be temporarily or permanently limited, and we could face material liquidity problems and potential material financial losses.

OUR BUSINESS, AND THEREFORE OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION, MAY BE ADVERSELY AFFECTED BY THE CURRENT DISRUPTION IN THE U.S.-BASED CREDIT MARKETS AND BY THE INSTABILITY OF FINANCIAL SYSTEMS.

The current disruption in the U.S.-based credit markets, the repricing of credit risk and the deterioration of the financial and real estate markets have created increasingly difficult conditions for financial institutions and certain insurance companies. These conditions include significant losses, greater volatility, significantly less liquidity, widening of credit spreads and a lack of price transparency in certain markets. Most recently, such volatility has reached unprecedented levels and credit markets have been illiquid. These conditions have resulted in the failure of a number of financial institutions and unprecedented action by governmental authorities and central banks around the world, including investing in or lending money to financial institutions and insurance companies that are perceived to need additional capital. It is difficult to predict how long these conditions will persist and the extent to which our markets, products and business will be adversely affected.

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

We also have a significant amount of trade accounts receivable from some of the insurance companies with which we place insurance. If those insurance companies were to experience liquidity problems or other financial difficulties, we could encounter delays or defaults in payments owed to us, which could have a significant adverse impact on our financial condition and results of operations.

OUR BUSINESS, AND THEREFORE OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION, MAY BE ADVERSELY AFFECTED BY ECONOMIC CONDITIONS THAT RESULT IN REDUCED INSURER CAPACITY

Our results of operations are dependent upon the continued capacity of insurance carriers to underwrite risk and provide coverage, which depends in turn on insurance carriers’ ability to procure reinsurance, a matter over which we have no control. To the extent that reinsurance becomes less widely available, we may not be able to procure the amount or types of coverage desired by our customers and the coverage we are able to procure may be more expensive.

INFLATION MAY ADVERSELY AFFECT OUR BUSINESS OPERATIONS IN THE FUTURE.

Given the current macroeconomic environment, it is possible that U.S. government actions, in the form of a monetary stimulus, a fiscal stimulus, or both, to the U.S. economy, may lead to inflationary conditions that would adversely affect our cost base, particularly resulting in an increase in our employee compensation benefits and our other operating expenses. This may harm our margins and profitability if we are unable to increase prices or cut costs enough to offset the effects of inflation in our cost base.

WE ARE EXPOSED TO INTANGIBLE ASSET RISK; SPECIFICALLY, OUR GOODWILL MAY BECOME IMPAIRED IN THE FUTURE.

As of the date of the filing of our Annual Report on Form 10-K for the 2008 fiscal year, we have $1,023,372 of goodwill recorded on our Condensed Consolidated Balance Sheet. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we perform a goodwill impairment test at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. We completed our most recent evaluation of impairment for goodwill as of November 30, 2008 and identified no impairment as a result of the evaluation. A further significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate or slower growth rates could result in the need to perform an impairment analysis under SFAS 142 in future periods. If we were to conclude that a future write down of our goodwill is necessary, then we would record the appropriate charge, which could result in material charges that are adverse to our operating results and financial position. See Notes 1 – “Summary of Significant Accounting Policies” and Note 3 – “Goodwill” to the Consolidated Financial Statements and “Management’s Report on Internal Control Over Financial Reporting.”

OUR BUSINESS PRACTICES AND COMPENSATION ARRANGEMENTS ARE SUBJECT TO UNCERTAINTY DUE TO INVESTIGATIONS BY GOVERNMENTAL AUTHORITIES AND POTENTIAL RELATED PRIVATE LITIGATION.

The business practices and compensation arrangements of the insurance intermediary industry, including our practices and arrangements, are subject to uncertainty due to investigations by various governmental authorities. The legislatures of various states may adopt new laws addressing contingent commission arrangements, including laws prohibiting such arrangements, and addressing disclosure of such arrangements to insureds. Various state departments of insurance may also adopt new regulations addressing these matters. While it is not possible to predict the outcome of the governmental inquiries and investigations into the insurance industry’s commission payment practices or the responses by the market and government regulators, any unfavorable resolution of these matters could adversely affect our results of operations, and if such resolution included a material decrease in our profit-sharing contingent commissions, it would be likely to have an adverse effect on our results of operations.

OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION OR LIQUIDITY MAY BE MATERIALLY ADVERSELY AFFECTED BY ERRORS AND OMISSIONS AND THE OUTCOME OF CERTAIN ACTUAL AND POTENTIAL CLAIMS, LAWSUITS AND PROCEEDINGS.

We are subject to various actual and potential claims, lawsuits and other proceedings relating principally to alleged errors and omissions in connection with the placement of insurance in the ordinary course of business. Because we often assist clients with matters involving substantial amounts of money, including the placement of insurance and the handling of related claims, errors and omissions claims against us may arise which allege potential liability for all or part of the amounts in question. Claimants may seek large damage awards and these claims may involve potentially significant legal costs. Such claims, lawsuits and other proceedings could, for example, include claims for damages based on allegations that our employees or sub-agents improperly failed to procure coverage, report claims on behalf of clients, provide insurance companies with complete and accurate information relating to the risks being insured or appropriately apply funds that we hold for our clients on a fiduciary basis. We have established provisions against these potential matters which we believe to be adequate in the light of current information and legal advice, and we adjust such provisions from time to time according to developments.

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

WE DERIVE A SIGNIFICANT PORTION OF OUR COMMISSION REVENUES FROM A LIMITED NUMBER OF INSURANCE COMPANIES, THE LOSS OF WHICH COULD RESULT IN ADDITIONAL EXPENSE AND LOSS OF MARKET SHARE.

For the year ended December 31, 2008, approximately 5.2% of our total revenues were derived from insurance policies underwritten by one insurance company. For the year ended December 31, 2007, approximately 5.3% and 5.3%, respectively, of our total revenues were derived from insurance policies underwritten by two separate insurance companies, respectively. For the year ended December 31, 2006, approximately 5.3% and 4.9%, respectively, of our total revenues were derived from insurance policies underwritten by the same two separate insurance companies. Should either of these insurance companies seek to terminate their arrangements with us, we believe that other insurance companies are available to underwrite the business, although some additional expense and loss of market share could possibly result. No other insurance company accounts for 5% or more of our total revenues.

BECAUSE OUR BUSINESS IS HIGHLY CONCENTRATED IN CALIFORNIA, FLORIDA, MICHIGAN, NEW JERSEY, NEW YORK, PENNSYLVANIA, TEXAS AND WASHINGTON, ADVERSE ECONOMIC CONDITIONS OR REGULATORY CHANGES IN THESE STATES COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

A significant portion of our business is concentrated in California, Florida, Michigan, New Jersey, New York, Pennsylvania, Texas and Washington. For the years ended December 31, 2008, 2007 and December 31, 2006, we derived $697.3 million or 72.2%, $653.0 million or 71.4% and $607.4 million, or 70.2%, of our commissions and fees, respectively, from our operations located in these states. We believe that these revenues are attributable predominately to clients in these states. We believe the regulatory environment for insurance intermediaries in these states currently is no more restrictive than in other states. The insurance business is a state-regulated industry, and therefore, state legislatures may enact laws that adversely affect the insurance industry. Because our business is concentrated in a few states, we face greater exposure to unfavorable changes in regulatory conditions in those states than insurance intermediaries whose operations are more diversified through a greater number of states. In addition, the occurrence of adverse economic conditions, natural or other disasters, or other circumstances specific to or otherwise significantly impacting these states could adversely affect our financial condition, results of operations and cash flows.

OUR GROWTH STRATEGY DEPENDS IN PART ON THE ACQUISITION OF OTHER INSURANCE INTERMEDIARIES, WHICH MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS IN THE FUTURE AND WHICH, IF CONSUMMATED, MAY NOT BE ADVANTAGEOUS TO US.

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

WE RECENTLY EXPANDED OUR OPERATIONS INTERNATIONALLY, WHICH MAY RESULT IN A NUMBER OF ADDITIONAL RISKS AND REQUIRE MORE MANAGEMENT TIME AND EXPENSE THAN OUR DOMESTIC OPERATIONS TO ACHIEVE PROFITABILITY.

In 2008, we expanded our operations to the United Kingdom. This was the first time we have opened an office outside the United States. In addition, we intend to continue to consider additional international expansion opportunities. Our international operations may be subject to a number of risks, including:

•	Difficulties in staffing and managing foreign operations;

•

Less flexible employee relationships, which may make it difficult and expensive to terminate employees and which limits our ability to prohibit employees from competing with us after their employment ceases;

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

Our commission income (including profit-sharing contingent commissions and override commissions but excluding fees) can vary quarterly or annually due to the timing of policy renewals and the net effect of new and lost business production. The factors that cause these variations are not within our control. Specifically, customers’ demand for insurance products can influence the timing of renewals, new business and lost business (which includes policies that are not renewed), and cancellations. In addition, as discussed, we rely on insurance companies for the payment of certain commissions. Because these payments are processed internally by these insurance companies, we may not receive a payment that is otherwise expected from a particular insurance company in one of our quarters or years until after the end of that period, which can adversely affect our ability to budget for significant future expenditures. Quarterly and annual fluctuations in revenues based on increases and decreases associated with the timing of policy renewals may have an adverse effect on our financial condition, results of operations and cash flows.

WE MAY EXPERIENCE VOLATILITY IN OUR STOCK PRICE THAT COULD AFFECT YOUR INVESTMENT.

The market price of our common stock may be subject to significant fluctuations in response to various factors, including: quarterly fluctuations in our operating results; changes in securities analysts’ estimates of our future earnings; and our loss of significant customers or significant business developments relating to us or our competitors. Our common stock’s market price also may be affected by our ability to meet stock analysts’ earnings and other expectations. Any failure to meet such expectations, even if minor, could cause the market price of our common stock to decline. In addition, stock markets have generally experienced a high level of price and volume volatility, and the market prices of equity securities of many listed companies have experienced wide price fluctuations not necessarily related to the operating performance of such companies. These broad market fluctuations may adversely affect our common stock’s market price. In the past, securities class action lawsuits frequently have been instituted against companies following periods of volatility in the market price of such companies’ securities. If any such litigation is initiated against us, it could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

THE LOSS OF ANY MEMBER OF OUR SENIOR MANAGEMENT TEAM, PARTICULARLY OUR CHAIRMAN AND CHIEF EXECUTIVE OFFICER, J. HYATT BROWN, COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND FUTURE OPERATING RESULTS.

We believe that our future success partly depends on our ability to attract and retain experienced personnel, including senior management, brokers and other key personnel. The loss of any of our senior managers or other key personnel, or our inability to identify, recruit and retain such personnel, could materially and adversely affect our business, operating results and financial condition. Although we operate with a decentralized management system, the loss of the services of J. Hyatt Brown, our Chairman and Chief Executive Officer, who beneficially owned approximately 15.2% of our outstanding common stock as of February 23, 2008, and is key to the development and implementation of our business strategy, could adversely affect our financial condition and future operating results. We maintain a $5 million “key man” life insurance policy with respect to Mr. Brown. We also maintain a $20 million insurance policy on the lives of Mr. Brown and his wife. Under the terms of an agreement with Mr. and Mrs. Brown, at the option of the Brown estate, we will purchase, upon the death of the later to die of Mr. Brown or his wife, shares of our common stock owned by Mr. and Mrs. Brown up to the maximum number that would exhaust the proceeds of the policy.

CERTAIN OF OUR EXISTING STOCKHOLDERS HAVE SIGNIFICANT CONTROL OF THE COMPANY.

At February 23, 2009, our executive officers, directors and certain of their family members collectively beneficially owned approximately 21.2% of our outstanding common stock, of which J. Hyatt Brown, our Chairman and Chief Executive Officer, and his family members, which include his sons Powell Brown, our President, and Barrett Brown, also an employee of the Company, beneficially owned approximately 16.4%. As a result, our executive officers, directors and certain of their family members have significant influence over (1) the election of our Board of Directors, (2) the approval or disapproval of any other matters requiring stockholder approval, and (3) the affairs and policies of Brown & Brown.

CHANGES IN THE SECURITIES LAWS AND REGULATIONS HAVE INCREASED AND MAY CONTINUE TO INCREASE OUR COSTS.

The Sarbanes-Oxley Act of 2002 has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of that Act, the SEC and the New York Stock Exchange have promulgated new rules on a variety of subjects. Compliance with these new rules has increased our legal and financial and accounting costs, and we expect these increased costs to continue for the foreseeable future. These developments may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be forced to accept reduced coverage or incur substantially higher costs to obtain coverage. Likewise, these developments may make it more difficult for us to attract and retain qualified members of our Board of Directors or qualified executive officers.

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

IF WE RECEIVE OTHER THAN AN UNQUALIFIED OPINION ON THE ADEQUACY OF OUR INTERNAL CONTROL OVER FINANCIAL REPORTING AS OF DECEMBER 31, 2009 AND FUTURE YEAR-ENDS AS REQUIRED BY SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002, INVESTORS COULD LOSE CONFIDENCE IN THE RELIABILITY OF OUR FINANCIAL STATEMENTS, WHICH COULD RESULT IN A DECREASE IN THE VALUE OF YOUR SHARES.

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

THERE ARE INHERENT UNCERTAINTIES INVOLVED IN ESTIMATES, JUDGMENTS AND ASSUMPTIONS USED IN THE PREPARATION OF FINANCIAL STATEMENTS IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN THE UNITED STATES OF AMERICA (“GAAP”). ANY CHANGES IN ESTIMATES, JUDGMENTS AND ASSUMPTIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS.

The consolidated and condensed Consolidated Financial Statements included in the periodic reports we file with the SEC are prepared in accordance with GAAP. The preparation of financial statements in accordance with GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets (including intangible assets), liabilities and related reserves, revenues, expenses and income. Estimates, judgments and assumptions are inherently subject to change in the future, and any such changes could result in corresponding changes to the amounts of assets, liabilities, revenues, expenses and income, and could have a material adverse effect on our financial position, results of operations and cash flows.

ITEM 1B.	Unresolved Staff Comments.

None.

ITEM 2.	Properties.

We lease our executive offices, which are located at 220 South Ridgewood Avenue, Daytona Beach, Florida 32114, and 3101 West Martin Luther King Jr. Boulevard, Suite 400, Tampa, Florida 33607. We lease offices at each of our 219 locations with the exception of Dansville and Jamestown, New York where we own the buildings in which our offices are located. There are no outstanding mortgages on our owned properties. Our operating leases expire on various dates. These leases generally contain renewal options and rent escalation clauses based on increases in the lessors’ operating expenses and other charges. We expect that most leases will be renewed or replaced upon expiration. We believe that our facilities are suitable and adequate for present purposes, and that the productive capacity in such facilities is substantially being utilized. From time to time, we may have unused space and seek to sublet such space to third parties, depending on the demand for office space in the locations involved. In the future, we may need to purchase, build or lease additional facilities to meet the requirements projected in our long-term business plan. See Note 13 to the Consolidated Financial Statements for additional information on our lease commitments.

ITEM 3.	Legal Proceedings.

See Note 13 to the Consolidated Financial Statements for information regarding our legal proceedings.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during our fourth quarter ended December 31, 2008.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “BRO”. The table below sets forth, for the quarterly periods indicated, the intra-day high and low sales prices for our common stock as reported on the NYSE Composite Tape, and the cash dividends declared on our common stock.

	High	Low	Cash Dividends Per Common Share
2007
First Quarter	$29.02	$26.70	$0.060
Second Quarter	$28.59	$25.03	$0.060
Third Quarter	$29.15	$24.65	$0.060
Fourth Quarter	$27.75	$23.10	$0.070

2008
First Quarter	$23.72	$16.99	$0.070
Second Quarter	$20.19	$16.63	$0.070
Third Quarter	$27.41	$16.31	$0.070
Fourth Quarter	$22.05	$16.27	$0.075

On February 23, 2009, there were 141,567,929 shares of our common stock outstanding, held by approximately 1,116 shareholders of record.

We intend to continue to pay quarterly dividends, subject to continued capital availability and determination by our Board of Directors that cash dividends continue to be in the best interests of our stockholders. Our dividend policy may be affected by, among other items, our views on potential future capital requirements, including those relating to the creation and expansion of sales distribution channels and investments and acquisitions, legal risks, stock repurchase programs and challenges to our business model.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2008, with respect to compensation plans under which the Company’s equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	2,475,015	$16.68	9,829,804
Equity compensation plans not approved by shareholders	—	—	—

Total	2,475,015	$16.68	9,829,804

Sales of Unregistered Securities

We made no sales of unregistered securities during 2008.

Issuer Purchases of Equity Securities

We did not purchase any shares of Brown & Brown, Inc. common stock during the fourth quarter of 2008.

PERFORMANCE GRAPH

The following graph is a comparison of five-year cumulative total stockholder returns for our common stock as compared with the cumulative total stockholder return for the Standard & Poor’s 500 Index, and a group of peer insurance broker and agency companies (Aon Corporation, Arthur J. Gallagher & Co, Marsh & McLennan Companies, Inc., and Willis Group Holdings, Ltd.). Hilb, Rogal and Hobbs Company, included in our peer group last year, merged into Willis in 2008 and thus is not included in this year’s peer group. The returns of each company have been weighted according to such companies’ respective stock market capitalizations as of December 31, 2003 for the purposes of arriving at a peer group average. The total return calculations are based upon an assumed $100 investment on December 31, 2003, with all dividends reinvested.

	FISCAL YEAR ENDING
COMPANY/INDEX/MARKET	12/31/2003	12/31/2004	12/31/2005	12/30/2006	12/29/2007	12/31/2008
Brown & Brown Inc	100.00	134.53	190.07	176.81	148.69	134.12

Customer Selected Stock List	100.00	85.39	93.62	94.65	99.15	91.66

NYSE Market Index	100.00	112.92	122.25	143.23	150.88	94.76

We caution that the stock price performance shown in the graph should not be considered indicative of potential future stock price performance.

ITEM 6.	Selected Financial Data.

The following selected Consolidated Financial Data for each of the five fiscal years in the period ended December 31, 2008 have been derived from our Consolidated Financial Statements. Such data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this Annual Report and with our Consolidated Financial Statements and related Notes thereto in Item 8 of Part II of this Annual Report.

(in thousands, except per share data, number of employees and percentages) (1)	Year Ended December 31
	2008	2007	2006	2005	2004
REVENUES
Commissions & fees (2)	$965,983	$914,650	$864,663	$775,543	$638,267
Investment income	6,079	30,494	11,479	6,578	2,715
Other income, net	5,492	14,523	1,862	3,686	5,952

Total revenues	977,554	959,667	878,004	785,807	646,934
EXPENSES
Employee compensation and benefits	485,783	444,101	404,891	374,943	314,221
Non-cash stock-based compensation	7,314	5,667	5,416	3,337	2,625
Other operating expenses	137,352	131,371	126,492	105,622	84,927
Amortization	46,631	40,436	36,498	33,245	22,146
Depreciation	13,286	12,763	11,309	10,061	8,910
Interest	14,690	13,802	13,357	14,469	7,156

Total expenses	705,056	648,140	597,963	541,677	439,985

Income before income taxes	272,498	311,527	280,041	244,130	206,949
Income taxes	106,374	120,568	107,691	93,579	78,106

Net income	$166,124	$190,959	$172,350	$150,551	$128,843

EARNINGS PER SHARE INFORMATION
Net income per share — diluted	$1.17	$1.35	$1.22	$1.08	$0.93
Weighted average number of shares outstanding — diluted	141,558	141,257	141,020	139,776	138,888
Dividends declared per share	$0.2850	$0.2500	$0.2100	$0.1700	$0.1450

YEAR-END FINANCIAL POSITION
Total assets	$2,119,580	$1,960,659	$1,807,952	$1,608,660	$1,249,517
Long-term debt	$253,616	$227,707	$226,252	$214,179	$227,063
Shareholders’ equity (3)	$1,241,741	$1,097,458	$929,345	$764,344	$624,325
Total shares outstanding	141,544	140,673	140,016	139,383	138,318

OTHER INFORMATION
Number of full-time equivalent employees	5,398	5,047	4,733	4,540	3,960
Revenue per average number of employees	$187,181	$196,251	$189,368	$184,896	$173,046
Book value per share at year-end	$8.77	$7.80	$6.64	$5.48	$4.51
Stock price at year-end	$20.90	$23.50	$28.21	$30.54	$21.78
Stock price earnings multiple at year-end	17.86	17.41	23.12	28.28	23.41
Return on beginning shareholders’ equity	15%	21%	23%	24%	26%

(1)	All share and per share information has been restated to give effect to a two-for-one common stock split that became effective November 28, 2005.
(2)	See Note 2 to the Consolidated Financial Statements for information regarding business combination transactions which impact the comparability of this information.
(3)	Shareholders’ equity as of December 31, 2008, 2007, 2006, 2005 and 2004 included net increases of $0, $13,000, $9,144,000, $4,446,000 and $4,467,000, respectively, as a result of the Company’s applications of Statement of Financial Accounting Standards (“SFAS”) 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS 133, “Accounting for Derivatives Instruments and Hedging Activities.”

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion should be read in conjunction with our Consolidated Financial Statements and the related Notes to those Consolidated Financial Statements included elsewhere in this Annual Report.

We are a diversified insurance agency, wholesale brokerage and services organization headquartered in Daytona Beach and Tampa, Florida. As an insurance intermediary, our principal sources of revenue are commissions paid by insurance companies and, to a lesser extent, fees paid directly by customers. Commission revenues generally represent a percentage of the premium paid by an insured and are materially affected by fluctuations in both premium rate levels charged by insurance companies and the insureds’ underlying “insurable exposure units,” which are units that insurance companies use to measure or express insurance exposed to risk (such as property values, sales and payroll levels) in order to determine what premium to charge the insured. These premium rates are established by insurance companies based upon many factors, including reinsurance rates paid by insurance carriers, none of which we control.

The volume of business from new and existing insured customers, fluctuations in insurable exposure units and changes in general economic and competitive conditions all affect our revenues. For example, level rates of inflation or a continuing general decline in economic activity could limit increases in the values of insurable exposure units. Conversely, the increasing costs of litigation settlements and awards have caused some customers to seek higher levels of insurance coverage. Historically, our revenues have continued to grow as a result of an intense focus on net new business growth and acquisitions.

Our culture is a strong, decentralized sales culture with a focus on consistent, sustained growth over the long term. Our senior leadership group includes 12 executive officers with regional responsibility for oversight of designated operations within the Company. Our publicly announced succession plan calls for J. Powell Brown, who currently serves as President of Brown & Brown, Inc., to succeed his father, J. Hyatt Brown, when he steps down from the position of Chief Executive Officer in July 2009. The plan also envisions that Mr. Hyatt Brown will continue to serve as Chairman of the Board, and will continue to be actively involved with acquisitions and recruitment. We have increased revenues from $95.6 million in 1993 (as originally stated, without giving effect to any subsequent acquisitions accounted for under the pooling-of-interests method of accounting) to $977.6 million in 2008, a compound annual growth rate of 16.8%. In the same period, we increased net income from $8.0 million (as originally stated, without giving effect to any subsequent acquisitions accounted for under the pooling-of-interests method of accounting) to $166.1 million in 2008, a compound annual growth rate of 22.4%. From 1993 through 2006, excluding the historical impact of poolings, our pre-tax margins (income before income taxes and minority interest divided by total revenues) improved in all but one year, and in that year, the pre-tax margin was essentially flat. These improvements resulted primarily from net new business growth (new business production offset by lost business), revenues generated by acquisitions, and continued operating efficiencies.

The past two years have posed significant challenges for us and for our industry in the form of a prevailing decline in insurance premium rates, commonly referred to as a “soft market,” increased significant governmental involvement in the Florida insurance marketplace resulting in a substantial loss of revenues for us and, in the second half of 2008, increased pressure on the values of insurable exposure units as the consequence of the general weakening of the economy in the United States. While insurance premium rates declined during most of 2008 in most lines of coverage, the rate of the decline seemed to slow in the second half of the year. There were, however, indications during this same period that insurable exposure units, such as sales and payroll expenditures, were also declining. In 2009, continued declining exposure units are likely to have a greater negative impact on our commissions and fees revenues than will any declining insurance premium rates.

Beginning in the first quarter of 2007 through the fourth quarter of 2008 we experienced negative internal revenue growth each quarter due primarily to the “soft market,” and, in the second half of 2008, due to the decline in insurable exposure units which further reduced our commissions and fees revenues. Part of the decline in 2007 was the result of the increased governmental involvement in the Florida insurance marketplace as described below in “The Florida Insurance Overview.” One industry segment that was hit especially hard during these years was the home-building industry in southern California, and to a lesser extent, Nevada, Arizona and Florida. We have a wholesale brokerage operation that focuses on placing property and casualty insurance products for that homebuilding segment and a program operation that places errors and omissions professional liability coverages for title agents. Both of these operations’ revenues were negatively affected by these national economic trends throughout 2008. During 2008, the “soft market” conditions continued in most parts of the United States, but were more prevalent in the southeast and southwest regions of the country.

We experienced increased overall revenue growth in these years, which was primarily attributable to our acquisition in 2008 of 45 agency entities and several books of business (customer accounts) that generated total annualized revenues of approximately $120.2 million, and our acquisition in 2007 of 41 agency entities and several books of businesses that generated total annualized revenues of approximately $108.3 million. Additionally, in 2007 we sold our investment in Rock-Tenn Company, which had been held for more than 25 years, at a gain of $18.7 million.

In 2006, the insurance premium rates increased on coastal property, primarily in the southeastern region of the United States, as a result of the significant losses incurred by insurance carriers in the aftermath of the third quarter of 2005, in which the insurance industry experienced the worst hurricane season ever recorded. In the other regions of the United States, the insurance premium rates, in general, declined during 2006.

We also earn “profit-sharing contingent commissions,” which are profit-sharing commissions based primarily on underwriting results, but may also reflect considerations for volume, growth and/or retention. These commissions are primarily received in the first and second quarters of each year, based on underwriting results and other aforementioned considerations for the prior year(s). Over the last three years, profit-sharing contingent commissions have averaged approximately 6.1% of the previous year’s total commissions and fees revenue. Profit-sharing contingent commissions are typically included in our total commissions and fees in the Consolidated Statements of Income in the year received. The term “core commissions and fees” excludes profit-sharing contingent commissions and therefore represents the revenues earned directly from specific insurance policies sold, and specific fee-based services rendered. Recently, six national insurance companies announced the replacement of the current loss-ratio based profit-sharing contingent commission calculation with a more guaranteed fixed-based methodology, referred to as “Guaranteed Supplemental Commissions” (“GSC”). Since these new GSC are not subject to the uncertainty of loss ratios, they are accrued throughout the year based on actual premiums written. As of December 31, 2008, $13.4 million was earned from GSC during 2008. Most of this total will not be collected until the first quarter of 2009. As of December 31, 2007, $6.6 million was earned from GSC during 2007.

Fee revenues are generated primarily by: (1) our Services Division, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside services, and (2) our Wholesale Brokerage and National Program Divisions which earn fees primarily for the issuance of insurance policies on behalf of insurance carriers. Fee revenues, as a percentage of our total commissions and fees, represented 13.7% in 2008, 14.3% in 2007 and 14.1% in 2006.

Investment income historically, consists primarily of interest earnings on premiums and advance premiums collected and held in a fiduciary capacity before being remitted to insurance companies. Our policy is to invest available funds in high-quality, short-term fixed income investment securities. As a result of the bank liquidity and solvency issues in the United States in the last quarter of 2008, we moved substantial amounts of our cash into non-interest bearing checking accounts so that they would be fully insured by the Federal Depository Insurance Corporation (“FDIC”) or into money-market investment funds, (a portion of which recently became FDIC insured) of SunTrust and Wells Fargo, two large national banks. Investment income also includes gains and losses realized from the sale of investments. In 2007, we sold our investment in Rock-Tenn Company for a net gain of $18.7 million.

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

In August 2002, the Florida Legislature created “Citizens Property Insurance Corporation” (“Citizens”), to be the “insurer of last resort” in Florida and Citizens therefore charged insurance rates that were higher than those prevailing in the general private insurance marketplace. In each of 2004 and 2005, four major hurricanes made landfall in Florida, and as a result of the significant insurance property losses, the insurance rates increased in 2006. To counter the increased property insurance rates, the State of Florida instructed Citizens to essentially cut its property insurance rates in half beginning in January 2007. By state law, Citizens has guaranteed these rates through January 1, 2010. Therefore, Citizens became one of the most, if not the most, competitive risk-bearers for a large percentage of the commercial habitational coastal property exposures, such as condominiums, apartments, and certain assisted living facilities. Additionally, Citizens became the only insurance market for certain homeowner policies throughout Florida. By the end of 2007 and throughout 2008, Citizens was one of the largest underwriters of coastal property exposures in Florida.

Since Citizens became the principal direct competitor of the insurance carriers that underwrite the condominium program administered by Florida Intracoastal Underwriters (“FIU”), one of our indirect subsidiaries, and the excess and surplus lines insurers represented by our wholesale brokers such as Hull & Company, another of our subsidiaries, these operations suffered the largest amount of revenue loss to Citizens during 2007. During 2008, FIU’s revenues were relatively flat and therefore, Citizens’ impact was not as dramatic as in 2007. However, Citizens continued to be very competitive against the excess and surplus lines insurers and therefore significantly negatively affected the revenues of our Florida-based wholesale brokerage operations.

Citizens’ impact on our Florida Retail Division was less severe than on our National Program and Wholesale Brokerage Divisions, because to our retail offices, Citizens represents another risk-bearer with which to write business, although at slightly lower commission rates and greater difficulty in placing coverage. Citizens’ rates for 2009 will remain relatively unchanged; however, it is expected that Citizens’ rates will increase by approximately 10% effective January 1, 2010.

Current Year Company Overview

For the second consecutive year, we recorded negative internal revenue growth of our commissions and fees revenues as a direct result of the continuing “soft market,” the competitiveness of Citizens, and the general weakness of the economy in the second half of 2008. Our total commissions and fees revenues excluding the effect of recent acquisitions, profit-sharing contingencies and sales of books of businesses over the last twelve months, had a negative internal growth rate of (5.5)%. Offsetting the negative internal growth rate was our best year of acquisitions, in terms of number of transactions. During 2008, we completed 62 transactions with estimated annual revenues of $120.2 million.

During 2008, investment income and other income were substantially less than in 2007 mainly due to the fact that we had more infrequent gain transactions in 2007.

During 2007, in addition to the $18.7 million gain on the sale of our investment in Rock-Tenn Company, we recognized $13.5 million in gains on the sales of various books of business (customer accounts). Additionally, we settled an ongoing Internal Revenue Service (“IRS”) examination of our tax years 2004-2006 for $1.1 million in interest payments.

Acquisitions

Approximately 15,000 independent insurance agencies are estimated to currently exist in the United States. Part of our continuing business strategy is to attract high-quality insurance agencies to join our operations. From 1993 through 2008, we acquired 323 insurance intermediary operations, including acquired books of business (customer accounts), that had aggregate estimated annual revenues of $862.5 million for the 12 calendar months immediately preceding the dates of acquisition. A summary of our acquisitions over the last three years is as follows:

	Number of Acquisitions		Estimated Annual Revenues	Net Cash Paid	Notes Issued	Liabilities Assumed	Aggregate Purchase Price
	Asset	Stock
2008	43	2	$120.2	$255.8	$8.3	$14.6	$278.7
2007	38	3	$108.3	$207.9	$13.0	$20.5	$241.4
2006	32	—	$56.4	$138.7	$3.7	$13.5	$155.9

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Consolidated Financial Statements and related Notes.

Financial information relating to our Consolidated Financial Results is as follows (in thousands, except percentages):

	2008	Percent Change	2007	Percent Change	2006
REVENUES
Core commissions and fees	$909,564	6.1%	$857,027	4.1%	$823,615
Profit-sharing contingent commissions	56,419	(2.1)%	57,623	40.4%	41,048
Investment income	6,079	(80.1)%	30,494	165.7%	11,479
Other income, net	5,492	(62.2)%	14,523	680.0%	1,862

Total revenues	977,554	1.9%	959,667	9.3%	878,004
EXPENSES
Employee compensation and benefits	485,783	9.4%	444,101	9.7%	404,891
Non-cash stock-based compensation	7,314	29.1%	5,667	4.6%	5,416
Other operating expenses	137,352	4.6%	131,371	3.9%	126,492
Amortization	46,631	15.3%	40,436	10.8%	36,498
Depreciation	13,286	4.1%	12,763	12.9%	11,309
Interest	14,690	6.4%	13,802	3.3%	13,357

Total expenses	705,056	8.8%	648,140	8.4%	597,963

Income before income taxes	$272,498	(12.5)%	$311,527	11.2%	$280,041

Net internal growth rate — core commissions and fees	(5.5)%		(3.4)%		4.0%
Employee compensation and benefits ratio	49.7%		46.3%		46.1%
Other operating expenses ratio	14.1%		13.7%		14.4%
Capital expenditures	$14,115		$30,643		$14,979
Total assets at December 31	$2,119,580		$1,960,659		$1,807,952

Commissions and Fees

Commissions and fees revenue, including profit-sharing contingent commissions, increased 5.6% in 2008, 5.8% in 2007 and 11.5% in 2006. Profit-sharing contingent commissions decreased $1.2 million to $56.4 million in 2008 primarily due to higher loss ratios, and therefore, lower profitability for insurance carriers. Profit-sharing contingent commissions increased $16.6 million to $57.6 million in 2007, primarily as a result of a better-than-average year for insurance companies’ loss ratios. Core commissions and fees revenue decreased 5.5% in 2008 and 3.4% in 2007, and increased 4.0% in 2006, when excluding commissions and fees revenue generated from acquired operations and also from divested operations. The 2008 decrease of 5.5% represents $46.7 million of net lost core commissions and fees revenue, of which $31.0 million is related to our Retail, Wholesale and Services Operations based in Florida. The remaining decrease in our non-Florida retail and wholesale brokerage operations in 2008 was $32.3 million, but that was substantially offset by strong revenue growth of $14.8 million in Proctor Financial, a subsidiary that provides lender-placed insurance coverage. The 2007 decrease of 3.4% represents $27.9 million of net lost core commissions and fees revenue, of which $23.0 million is related to our operations affected by the Florida insurance marketplace and $6.2 million is related to our subsidiary that serves the home-building industry in southern California.

Investment Income

Investment income decreased to $6.1 million in 2008, compared with $30.5 million in 2007 and $11.5 million in 2006. The decrease in 2008 from 2007 of $24.4 million was primarily due to the sale of our investment in Rock-Tenn Company which had been held for more than 25 years, for a net gain of $18.7 million. The remaining $5.7 million decrease in investment income in 2008 was primarily due to lower investment yields.

Other Income, net

Other income consists primarily of gains and losses from the sale and disposition of assets. In 2008, gains of $1.0 million were recognized from sales of books of business (customer accounts) as compared with $13.7 million and $1.1 million in 2007 and 2006, respectively. Although we are not in the business of selling books of business, we periodically will sell an office or a book of business that does not produce reasonable margins or demonstrate a potential for growth.

Employee Compensation and Benefits

Employee compensation and benefits increased approximately 9.4% or $41.7 million in 2008, of which $46.8 million was related to acquisitions that were stand-alone offices. Of the remaining net $5.1 million decrease from the offices in existence in both 2008 and 2007, (including the new acquisitions that folded into those offices) the major decreases were primarily related to producer commissions and bonuses of $10.7 million, off-set by an increase in compensation of new salaried producers of $4.9 million. Employee compensation and benefits increased approximately 9.7% in 2007 and 8.0% in 2006, primarily as a result of acquisitions and an increase in commissions paid on net new business. Employee compensation and benefits as a percentage of total revenues represented 46.3% in 2007 and 46.1% in 2006, reflecting a slight increase due to acquisitions. We had 5,398 full-time equivalent employees at December 31, 2008, compared with 5,047 at December 31, 2007 and 4,733 at December 31, 2006. Of the 351 net increase in full-time equivalent employees at December 31, 2008 over the prior year-end, 489 were from the acquisitions that continued as stand-alone offices, thus reflecting a net reduction of 138 employees in the offices existing at both year-ends.

Non-Cash Stock-Based Compensation

The Company grants stock options and non-vested stock awards to its employees. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, Share-Based Payment (“SFAS 123R”), for its stock-based compensation plans. Among other things, SFAS 123R requires that compensation expense for all share-based awards be recognized in the financial statements based upon the grant-date fair value of those awards.

For 2008, 2007 and 2006, the non-cash stock-based compensation under SFAS 123R incorporates costs related to each of our three stock-based plans as explained in Note 11 of the Notes to the Consolidated Financial Statements.

Non-cash stock-based compensation increased 29.1% or $1.6 million in 2008 as a result of new Performance Stock Plan (“PSP”) shares and incentive stock options (“ISO”) granted primarily in February 2008. Prior to the February 2008 grants, the last major grant of PSP and ISO shares occurred in January 2003. We do not expect another major grant of PSP or ISO shares until the later of the date that the Company’s stock price approaches $37.00 per share, or five years from February 2008. However, we will continue to grant additional PSP shares to producers who increase their existing books of business, key personnel who are new to the Company, and key employees who take on additional responsibilities within the Company.

Other Operating Expenses

As a percentage of total revenues, other operating expenses represented 14.1% in 2008, 13.7% in 2007 and 14.4% in 2006. Other operating expenses in 2008 increased $6.0 million over 2007, of which $12.2 million was related to acquisitions that joined as stand-alone offices. The remaining net $6.2 million decrease from the offices in existence in both 2008 and 2007, including the new acquisitions that “folded into” those offices, were broad-based reductions relating to supplies, telephone, insurance, legal, and claims expenses. Other operating expenses in 2007 increased $4.9 million over the 2006 amount, which included a one-time $5.8 million payment to the State of Florida described below, an effective increase in cost of $10.7 million. The intermediaries acquired in 2007 that were not combined with existing company offices and remained as stand-alone offices accounted for $11.1 million of the $10.7 million net increase. Thus, excluding the effects of acquisitions, the 2007 other operating expenses were slightly lower in 2007 than 2006.

In 2006, legal and professional fee expenses increased $1.7 million over the amount expended in 2005. This increase was primarily due to the costs associated with investigations and litigation relating to agent and broker compensation, including profit-sharing contingent commissions, by state regulators and, to a lesser extent, the costs of compliance with certain requirements of the Sarbanes-Oxley Act of 2002. Additionally, in 2006 a total of $5.8 million was paid to State of Florida regulatory authorities and other parties, which concluded the State of Florida’s investigation of compensation paid to us.

Amortization

Amortization expense increased $6.2 million, or 15.3% in 2008, $3.9 million, or 10.8% in 2007, and $3.3 million, or 9.8% in 2006. The increases in 2008 and 2007 were due to the amortization of additional intangible assets as a result of acquisitions completed in those years.

Depreciation

Depreciation increased 4.1% in 2008, 12.9% in 2007 and 12.4% in 2006. These increases were primarily due to the purchase of new computers, related equipment and software, corporate aircraft and the depreciation of fixed assets associated with acquisitions completed in those years.

Interest Expense

Interest expense increased $0.9 million, or 6.4%, in 2008 over 2007 primarily as a result of the additional $25.0 million that was borrowed in February 2008. Interest expense increased $0.4 million, or 3.3%, in 2007 over 2006 as a result of the additional $25.0 million that was borrowed in December 2006 but which was partially offset by the $12.9 million reduction in the term loan balance due to the normal quarterly principal payments.

Income Taxes

The effective tax rate on income from operations was 39.0% in 2008, 38.7% in 2007 and 38.5% in 2006. The higher effective tax rate in 2008 and 2007, compared with 2006, was primarily the result of reduced benefits from tax-exempt interest income, increased amounts of business conducted in states having higher state tax rates and a $1.1 million settlement payment to the U.S. Internal Revenue Service (“IRS”) in 2007. During 2007, the IRS concluded its audit of our 2004-2006 tax years in which it disputed our method of recognizing profit-sharing contingent commissions for tax purposes. We recognize profit-sharing contingent commissions when determinable, which is when such commissions are received, however, the IRS believes that we should estimate those amounts as of each December 31. We agreed to resolve this dispute for a $1.1 million payment of interest and our agreement to accrue at each December 31, for tax purposes only, a known amount of profit-sharing contingent commissions represented by the actual amount of profit-sharing contingent commissions received in the first quarter of the related year, with a true-up adjustment to the actual amount received by the following March 31. Because this method, now required for tax purposes, differs from the method used for book purposes, it will result in a current deferred tax asset as of December 31 each year which will be reversed by the following March 31 when the related profit-sharing contingent commissions are recognized for financial accounting purposes.

RESULTS OF OPERATIONS — SEGMENT INFORMATION

As discussed in Note 16 of the Notes to Consolidated Financial Statements, we operate four reportable segments or divisions: the Retail, Wholesale Brokerage, National Programs and Services Divisions. On a divisional basis, increases in amortization, depreciation and interest expenses are the result of acquisitions within a given division in a particular year. Likewise, other income in each division primarily reflects net gains on sales of customer accounts and fixed assets. As such, in evaluating the operational efficiency of a division, management places emphasis on the net internal growth rate of core commissions and fees revenue, the gradual improvement of the ratio of total employee compensation and benefits to total revenues, and the gradual improvement of the ratio of other operating expenses to total revenues.

The internal growth rates for our core commissions and fees for the three years ended December 31, 2008, 2007 and 2006, by divisional units are as follows (in thousands, except percentages):

2008	For the years ended December 31,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
	2008	2007
Florida Retail	$168,576	$174,744	$(6,168)	(3.5)%	$12,490	$(18,658)	(10.7)%
National Retail	294,563	238,017	56,546	23.8%	64,337	(7,791)	(3.3)%
Western Retail	98,307	91,234	7,073	7.8%	15,321	(8,248)	(9.0)%

Total Retail(1)	561,446	503,995	57,451	11.4%	92,148	(34,697)	(6.9)%

Wholesale Brokerage	150,048	156,790	(6,742)	(4.3)%	16,192	(22,934)	(14.6)%

Professional Programs	43,401	42,185	1,216	2.9%	—	1,216	2.9%
Special Programs	122,532	108,747	13,785	12.7%	674	13,111	12.1%

Total National Programs	165,933	150,932	15,001	9.9%	674	14,327	9.5%

Services	32,137	35,505	(3,368)	(9.5)%	—	(3,368)	(9.5)%

Total Core Commissions and Fees	$909,564	$847,222	$62,342	7.4%	$109,014	$(46,672)	(5.5)%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Consolidated Statements of Income for the years ended December 31, 2008 and 2007 is as follows (in thousands, except percentages):

	For the years ended December 31,
	2008	2007
Total core commissions and fees	$909,564	$847,222
Profit-sharing contingent commissions	56,419	57,623
Divested business	—	9,805

Total commission & fees	$965,983	$914,650

2007	For the years ended December 31,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
	2007	2006
Florida Retail	$175,330	$175,205	$125	0.1%	$3,108	$(2,983)	(1.7)%
National Retail	242,762	202,763	39,999	19.7%	40,808	(809)	(0.4)%
Western Retail	95,357	101,386	(6,029)	(5.9)%	436	(6,465)	(6.4)%

Total Retail(1)	513,449	479,354	34,095	7.1%	44,352	(10,257)	(2.1)%

Wholesale Brokerage	156,978	151,278	5,700	3.8%	15,221	(9,521)	(6.3)%

Professional Programs	42,348	40,867	1,481	3.6%	423	1,058	2.6%
Special Programs	108,747	113,141	(4,394)	(3.9)%	5,357	(9,751)	(8.6)%

Total National Programs	151,095	154,008	(2,913)	(1.9)%	5,780	(8,693)	(5.6)%

Services	35,505	32,561	2,944	9.0%	2,328	616	1.9%

Total Core Commissions and Fees	$857,027	$817,201	$39,826	4.9%	$67,681	$(27,855)	(3.4)%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Consolidated Statements of Income for the years ended December 31, 2007 and 2006 is as follows (in thousands, except percentages):

	For the years ended December 31,
	2007	2006
Total core commissions and fees	$857,027	$817,201
Profit-sharing contingent commissions	57,623	41,048

Divested business	—	6,414

Total commission & fees	$914,650	$864,663

2006	For the years ended December 31,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
	2006	2005
Florida Retail	$175,885	$155,741	$20,144	12.9%	$493	$19,651	12.6%
National Retail	206,661	198,033	8,628	4.4%	11,417	(2,789)	(1.4)%
Western Retail	103,222	103,951	(729)	(0.7)%	4,760	(5,489)	(5.3)%

Total Retail(1)	485,768	457,725	28,043	6.1%	16,670	11,373	2.5%

Wholesale Brokerage	151,278	120,889	30,389	25.1%	25,616	4,773	3.9%

Professional Programs	40,867	41,930	(1,063)	(2.5)%	43	(1,106)	(2.6)%
Special Programs	113,141	90,933	22,208	24.4%	9,255	12,953	14.2%

Total National Programs	154,008	132,863	21,145	15.9%	9,298	11,847	8.9%

Services	32,561	26,565	5,996	22.6%	4,496	1,500	5.6%

Total Core Commissions and Fees	$823,615	$738,042	$85,573	11.6%	$56,080	$29,493	4.0%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Consolidated Statements of Income for the years ended December 31, 2006 and 2005 is as follows (in thousands, except percentages):

	For the years ended December 31,
	2006	2005
Total core commissions and fees	$823,615	$738,042
Profit-sharing contingent commissions	41,048	34,976
Divested business	—	2,525

Total commission & fees	$864,663	$775,543

(1)	The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 16 of the Notes to the Consolidated Financial Statements, which includes corporate and consolidation items.

Retail Division

The Retail Division provides a broad range of insurance products and services to commercial, public and quasi-public, professional and individual insured customers. Approximately 96.0% of the Retail Division’s commissions and fees revenue is commission-based. Because most of our other operating expenses do not change as premiums fluctuate, we believe that most of any fluctuation in the commissions, net of related compensation, that we receive will be reflected in our pre-tax income.

Financial information relating to Brown & Brown’s Retail Division is as follows (in thousands, except percentages):

	2008	Percent Change	2007	Percent Change	2006
REVENUES
Core commissions and fees	$560,311	8.9%	$514,639	5.8%	$486,419
Profit-sharing contingent commissions	25,884	(22.5)%	33,399	11.1%	30,070
Investment income	999	284.2%	260	87.1%	139
Other income, net	3,044	(78.5)%	14,140	NMF %	1,361

Total revenues	590,238	4.9%	562,438	8.6%	517,989

EXPENSES
Employee compensation and benefits	291,486	10.8%	263,056	8.5%	242,469
Non-cash stock-based compensation	3,610	11.3%	3,243	9.0%	2,976
Other operating expenses	93,372	5.7%	88,359	6.5%	82,966
Amortization	26,827	23.9%	21,659	12.2%	19,305
Depreciation	6,061	5.9%	5,723	1.8%	5,621
Interest	30,287	43.6%	21,094	11.6%	18,903

Total expenses	451,643	12.0%	403,134	8.3%	372,240

Income before income taxes	$138,595	(13.0)%	$159,304	9.3%	$145,749

Net internal growth rate — core commissions and fees	(6.9)%		(2.1)%		2.5%
Employee compensation and benefits ratio	49.4%		46.8%		46.8%
Other operating expenses ratio	15.8%		15.7%		16.0%

Capital expenditures	$4,152		$5,816		$5,952
Total assets at December 31	$1,687,137		$1,356,772		$1,103,107

The Retail Division’s total revenues in 2008 increased $27.8 million to $590.2 million, a 4.9% increase over 2007. Profit-sharing contingent commissions in 2008 decreased $7.5 million from 2007, primarily due to increased loss ratios resulting in lower profitability for insurance carriers in 2007. Approximately $45.7 million of the change in the Retail Division’s total revenues was due to net growth in core commissions and fees; however, $92.1 million was from acquisitions for which there were no comparable revenues in 2007. Therefore, after removing the revenue from acquisitions from the calculation, $34.7 million was lost on a “same-store sales” basis, resulting in a negative internal growth rate of 6.9%. Most of the negative internal growth resulted from continued competitive insurance pricing, primarily in Florida. Additionally, even though there are signs that declines in insurance rates are slowing, the second half of 2008 was marked by indications of additional slowing of the economy, which resulted in a reduction in insurable exposure units. For 2009, the slowing economy will most likely have a greater impact on the premium volume of our customers than will the insurance premium rates.

Income before income taxes in 2008 decreased $20.7 million from 2007, of which $11.1 million was primarily attributable to a historically high amount of gains from the sales of books of business (customer accounts) in 2007. The remaining decrease of $9.6 million was due to reduced profit sharing contingent commissions and to reduced earnings from core commissions and fees, offset by earnings from acquisitions.

The Retail Division’s total revenues in 2007 increased $44.4 million to $562.4 million, an 8.6% increase over 2006. Of this increase, approximately $34.1 million was attributable to the net growth in core commissions and fees, however, $44.4 million was from acquisitions for which there were no comparable revenues in 2006; and therefore, $10.3 million was lost on a “same-store sales” basis resulting in a negative internal growth rate of 2.1%. Most of the negative internal growth resulted from continued competitive insurance pricing in the western United States. However, some of the most competitive pricing in the second half of 2007 year occurred in Florida.

Income before income taxes in 2007 increased $13.6 million from 2006, of which $13.7 million was from a historically high amount of gains from sales of books of business (customer accounts). Even though the sales of customer accounts were higher than normal during 2007, we do not believe that this is indicative of a future trend. The remaining decrease was due to the reduced earnings from core commissions and fees, which were partially offset by earnings from acquisitions.

Wholesale Brokerage Division

The Wholesale Brokerage Division markets and sells excess and surplus commercial and personal lines insurance and reinsurance, primarily through independent agents and brokers. Like the Retail and National Programs Divisions, the Wholesale Brokerage Division’s revenues are primarily commission-based.

Financial information relating to our Wholesale Brokerage Division is as follows (in thousands, except percentages):

	2008	Percent Change	2007	Percent Change	2006
REVENUES
Core commissions and fees	$150,048	(4.4)%	$156,978	3.8%	$151,278
Profit-sharing contingent commissions	18,538	1.2%	18,311	129.2%	7,990
Investment income	1,414	(51.7)%	2,927	(27.1)%	4,017
Other income, net	645	(11.2)%	726	NMF %	61

Total revenues	170,645	(4.6)%	178,942	9.5%	163,346

EXPENSES
Employee compensation and benefits	87,297	(0.2)%	87,500	11.5%	78,459
Non-cash stock-based compensation	810	2.4%	791	52.4%	519
Other operating expenses	33,815	7.3%	31,522	10.3%	28,582
Amortization	10,205	10.5%	9,237	14.2%	8,087
Depreciation	2,892	6.5%	2,715	30.8%	2,075
Interest	18,033	(6.0)%	19,188	2.3%	18,759

Total expenses	153,052	1.4%	150,953	10.6%	136,481

Income before income taxes	$17,593	(37.1)%	$27,989	4.2%	$26,865

Net internal growth rate — core commissions and fees	(14.6)%		(6.3)%		3.9%
Employee compensation and benefits ratio	51.2%		48.9%		48.0%
Other operating expenses ratio	19.8%		17.6%		17.5%

Capital expenditures	$4,794		$2,835		$2,085
Total assets at December 31	$618,662		$640,931		$618,374

The Wholesale Brokerage Division’s total revenues in 2008 decreased $8.3 million from 2007, of which $6.9 million was attributable to the reduction in core commissions and fees revenues and $1.5 million was attributable to the reduction in investment income. Of the net decrease in core commissions and fees of $6.9 million, approximately $16.2 million related to core commissions and fees revenues from acquisitions for which there were no comparable revenues in 2007. The net internal growth rate for core commissions and fees revenues in 2008 was (14.6)% or $22.9 million less in revenues than in 2007, excluding core commissions and fees revenue recognized in 2008 from new acquisitions. The negative internal growth rate for the Division was the result of lost revenues from nearly every one of our Wholesale Brokerage operations, including our reinsurance intermediary, Axiom Re. In the competitive soft market of 2008, not only did insurance premium rates continue to drop, but standard admitted insurance carriers, continued to pursue accounts in classes of business that would have been forced to go to excess and surplus lines market via wholesale brokers because coverage would not have been available in the standard admitted markets. Additionally, our Florida-based wholesale brokerage operations lost $3.3 million of revenue in 2008 as a result of the continued competitive rate environment created primarily by Citizens. In 2009, if the standard insurance carriers begin to restrict their appetite for the more non-standard type of insurance risk, some of that business may begin to flow back into the excess and surplus lines marketplace via our wholesale brokers. If this were to happen, it would probably not occur before the second half of 2009.

Income before income taxes in 2008 decreased $10.4 million to $17.6 million, a 37.1% decrease from 2007. This decrease is due primarily to net lost business, lower investment income and an increase in other operating expenses, primarily from data processing, bad debts, rent and telephone expenses.

Total revenues in 2007 increased $15.6 million over 2006, of which $10.3 million was from increased profit-sharing contingent commissions and $5.7 million from core commissions and fees. Profit-sharing contingent commissions increased as a result of higher insurance company profitability resulting from increased premium rates during 2006 as well as new profit-sharing contingent commissions received by operations acquired in 2006. Of the net increase in core commissions and fees of $5.7 million, approximately $15.2 million related to core commissions and fees revenue from acquisitions for which there were no comparable revenue in 2006. The Wholesale Brokerage Division’s net internal growth rate for core commissions and fees revenue in 2007 was (6.3)% or $9.5 million less in revenue than in 2006, excluding core commissions and fees revenue recognized in 2007 from new acquisitions. The negative internal growth rate for the Wholesale Brokerage Division was primarily the result of the continuation of lost revenues from the same wholesale operations that had the most significant loss of revenues in 2006. One of those operations, which focuses on home-building construction accounts in the western United States, lost $6.2 million as a result of the continued slow-down in economic activity in that region during the year, in combination with lower insurance premium rates. The other significantly affected operation was our Florida-based wholesale brokerage subsidiary, of Hull & Company, which lost $5.8 million of revenue in 2007 as a result of the competitive rate environment created by Citizens. Conversely, the revenues generated by our binding authority operations and our reinsurance intermediary, Axiom Re, increased in 2007.

Income before income taxes in 2007 increased $1.1 million to $28.0 million, a 4.2% increase over 2006. This increase is attributable in part to the fact that the 2007 loss from our reinsurance intermediary was $2.1 million less than in 2006, and to higher earnings generated by our binding authority operations, mainly in the form of higher profit-sharing contingent commissions. Offsetting these increases, our operation that focuses on home-building construction accounts in the western region of the United States earned $2.9 million less income before income taxes than it earned in 2006, due principally to the reduction in revenues mentioned above.

National Programs Division

The National Programs Division is comprised of two units: Professional Programs, which provides professional liability and related package products for certain professionals delivered through nationwide networks of independent agents; and Special Programs, which markets targeted products and services designated for specific industries, trade groups, public and quasi-public entities and market niches. Like the Retail Division and the Wholesale Brokerage Division, the National Programs Division’s revenues are primarily commission-based.

Financial information relating to our National Programs Division is as follows (in thousands, except percentages):

	2008	Percent Change	2007	Percent Change	2006
REVENUES
Core commissions and fees	$165,933	9.8%	$151,095	(1.9)%	$154,008
Profit-sharing contingent commissions	11,997	102.9%	5,913	97.9%	2,988
Investment income	327	(36.3)%	513	18.8%	432
Other income, net	29	7.4%	27	35.0%	20

Total revenues	178,286	13.2%	157,548	0.1%	157,448

EXPENSES
Employee compensation and benefits	68,116	8.5%	62,755	3.4%	60,692
Non-cash stock-based compensation	800	(0.1)%	801	53.2%	523
Other operating expenses	26,761	6.7%	25,084	(3.6)%	26,014
Amortization	9,098	0.7%	9,039	3.7%	8,718
Depreciation	2,693	(2.3)%	2,757	15.5%	2,387
Interest	7,531	(24.5)%	9,977	(5.5)%	10,554

Total expenses	114,999	4.2%	110,413	1.4%	108,888

Income before income taxes	$63,287	34.3%	$47,135	(2.9)%	$48,560

Net internal growth rate — core commissions and fees	9.5%		(5.6)%		8.9%
Employee compensation and benefits ratio	38.2%		39.8%		38.5%
Other operating expenses ratio	15.0%		15.9%		16.5%

Capital expenditures	$2,867		$1,831		$3,750

Total assets at December 31	$607,599		$570,295		$544,272

The National Programs Division’s total revenues in 2008 increased $20.7 million to $178.3 million, a 13.2% increase over 2007. Profit-sharing contingent commissions in 2008 increased $6.1 million from 2007, primarily due to the improved profitability of the insurance carriers during calendar year 2007. Of the $14.8 million increase in core commissions and fees revenues, only approximately $0.7 million related to core commissions and fees revenue from acquisitions for which there were no comparable revenues in 2007. The National Programs Division’s net internal growth rate for core commissions and fees revenue was 9.5%, excluding core commissions and fees revenues recognized in 2008 from new acquisitions. The majority of the internally generated growth in the 2008 core commissions and fees revenues was primarily related to $14.8 million of net new business written in our Proctor Financial subsidiary that provides lender-placed insurance. Additionally, our professional liability programs generated net new business of approximately $1.6 million, our condominium program at Florida Intracoastal Underwriters (“FIU”) was flat and our public entity business lost approximately $1.6 million of core commissions and fees revenues, mainly due to premium rate reductions.

Income before income taxes in 2008 increased $16.2 million to $63.3 million, a 34.3% increase over 2007. Most of this increase is attributable to increased profit-sharing contingent commissions and the net new business generated by our subsidiary that specializes in lender-placed insurance.

Total revenues in 2007 were essentially flat compared with 2006 due to the netting of different programs, some of which had very good growth and another of which lost nearly half of its revenues in 2007. Approximately $5.8 million related to core commissions and fees revenues from acquisitions for which there were no comparable revenues in 2006. The National Programs Division’s net internal growth rate for core commissions and fees revenues was (5.6)% representing $8.7 million of lost revenues, excluding core commissions and fees revenues recognized in 2007 and attributable to new acquisitions. As previously discussed, when Citizens began to compete aggressively in Florida on January 1, 2007, it had a significant impact on the condominium program administered by our FIU subsidiary. In 2007, FIU lost $13.4 million of the $27.2 million of total core commissions and fees that it had earned in 2006. Most of our other programs, including our lawyers and dental professional liability programs, our public entity business, our sports and entertainment programs and our operation that provides lender-placed insurance, had positive internal growth.

Income before income taxes in 2007 decreased only $1.4 million from 2006. However, excluding the $3.0 million portion of the $5.8 million paid to the State of Florida regulatory authorities and other parties in 2006 that was allocated to National Programs, the net decrease was $4.4 million. Of that decrease, $10.7 million was attributable to FIU; this amount was somewhat offset by increased earnings from 2007 acquisitions and from the programs that experienced positive internal growth in 2007.

Services Division

The Services Division provides insurance-related services, including third-party claims administration (“TPA”) and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside services. Unlike our other segments, approximately 98.9% of the Services Division’s 2008 commissions and fees revenue is generated from fees, which are not significantly affected by fluctuations in general insurance premiums.

Financial information relating to our Services Division is as follows (in thousands, except percentages):

	2008	Percent Change	2007	Percent Change	2006
REVENUES
Core commissions and fees	$32,137	(9.5)%	$35,505	9.0%	$32,561
Profit-sharing contingent commissions	—	—	—	—	—
Investment income	13	(58.1)%	31	(31.1)%	45
Other (loss) income net	(6)	(95.8)%	(144)	(100.0)%	—

Total revenues	32,144	(9.2)%	35,392	8.5%	32,606

EXPENSES
Employee compensation and benefits	18,293	(5.8)%	19,416	7.0%	18,147
Non-cash stock-based compensation	140	0.7%	139	17.8%	118
Other operating expenses	4,924	(9.9)%	5,467	8.0%	5,062
Amortization	462	—	462	34.7%	343
Depreciation	421	(21.2)%	534	0.2%	533
Interest	751	4.5%	719	63.4%	440

Total expenses	24,991	(6.5)%	26,737	8.5%	24,643

Income before income taxes	$7,153	(17.4)%	$8,655	8.7%	$7,963

Net internal growth rate — core commissions and fees	(9.5)%		1.9%		5.6%
Employee compensation and benefits ratio	56.9%		54.9%		55.7%
Other operating expenses ratio	15.3%		15.4%		15.5%

Capital expenditures	$301		$318		$588
Total assets at December 31	$45,360		$41,233		$32,554

The Services Division’s total revenues in 2008 decreased $3.2 million from 2007. Of this decrease, $4.2 million related to a loss of business beginning in September 2007 when one of our largest clients transferred the bulk of its claims-paying services in-house, which resulted in a revenue reduction of approximately $400,000 per month through August 2008. Partially offsetting this decrease in revenues was $1.0 million of net new business growth generated by our Medicare Secondary Payer statute compliance-related services.

Income before income taxes in 2008 decreased $1.5 million from 2007, primarily due to the loss of $4.2 million of workers’ compensation claims business, which was partially offset by the transfer of approximately $2.3 million of the related ongoing annual claims-paying costs.

Total revenues in 2007 increased $2.8 million over 2006, of which approximately $2.3 million related to core commissions and fees revenues from an acquisition for which there were no comparable revenues in 2006. The Services Division’s net internal growth rate for core commissions and fees revenues was 1.9% in 2007, excluding the 2006 core commissions and fees revenues from acquisitions and divested business. The positive net internal growth rates from core commissions and fees revenues primarily reflect the net new business growth from our subsidiary that specializes in Medicare Secondary Payer statute compliance-related services. The commissions and fees generated by our workers’ compensation and public and quasi-public entity TPA business were essentially flat in 2007 compared with 2006.

Income before income taxes in 2007 increased $0.7 million over 2006, primarily due to strong net new business growth in our subsidiary that specializes in Medicare Secondary Payer statute compliance-related services.

Other

As discussed in Note 16 of the Notes to Consolidated Financial Statements, the “Other” column in the Segment Information table includes any income and expenses not allocated to reportable segments, and corporate-related items, including the inter-company interest expense charges to reporting segments. During 2007 we sold all of our shares of Rock-Tenn Company and recorded a total gain of $18.7 million.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents of $78.6 million at December 31, 2008 reflected an increase of $40.3 million from the $38.2 million balance at December 31, 2007. During 2008, $341.8 million of cash was provided from operating activities. Also during this period, $263.4 million of cash was used for acquisitions, $14.1 million was used for additions to fixed assets, $20.3 million was used for payments on long-term debt and $40.2 million was used for payment of dividends.

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

Our ratio of current assets to current liabilities (the “current ratio”) was 1.00 and 1.06 at December 31, 2008 and 2007, respectively.

Contractual Cash Obligations

As of December 31, 2008, our contractual cash obligations were as follows:

(in thousands)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$259,750	$6,134	$103,616	$—	$150,000
Capital lease obligations	28	28	—	—	—
Other long-term liabilities	11,437	9,189	363	473	1,412
Operating leases	97,721	26,606	39,155	19,341	12,619
Interest obligations	68,205	14,408	27,219	17,675	8,903
Unrecognized tax benefits	611	—	611	—	—
Maximum future acquisition contingency payments	211,919	66,611	141,225	4,083	—

Total contractual cash obligations	$649,671	$122,976	$312,189	$41,572	$172,934

Debt

In July 2004, the Company completed a private placement of $200.0 million of unsecured senior notes (the “Notes”). The $200.0 million is divided into two series: Series A, for $100.0 million due in 2011 and bearing interest at 5.57% per year; and Series B, for $100.0 million due in 2014 and bearing interest at 6.08% per year. The closing on the Series B Notes occurred on July 15, 2004. The closing on the Series A Notes occurred on September 15, 2004. Brown & Brown has used the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. As of December 31, 2008 and 2007, there was an outstanding balance of $200.0 million on the Notes.

On December 22, 2006, the Company entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). The Purchaser also purchased Notes issued by the Company in 2004. The Master Agreement provides for a $200.0 million private uncommitted “shelf” facility for the issuance of senior unsecured notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten (10) years, as the parties may determine. The Master Agreement includes various covenants, limitations and events of default similar to the Notes issued in 2004. The initial issuance of notes under the Master Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.66% per annum. On February 1, 2008, $25.0 million in Series D Senior Notes due January 15, 2015, with a fixed interest rate of 5.37% per annum were issued. As of December 31, 2008 there was an outstanding balance of $50.0 million under the Master Agreement.

On June 12, 2008, the Company entered into an Amended and Restated Revolving Loan Agreement (the “Loan Agreement”) with a national banking institution that was dated as of June 3, 2008, amending and restating the existing Revolving Loan Agreement dated September 29, 2003, as amended (the “Revolving Agreement”), in order to increase the lending commitment to $50.0 million (subject to potential increases up to $100.0 million) and to extend the maturity date from December 20, 2011 to June 3, 2013. The Revolving Agreement initially provided for a revolving credit facility in the maximum principal amount of $75.0 million. After a series of amendments that provided covenant exceptions for the notes issued or to be issued under the Master Agreement and relaxed or deleted certain other covenants, the maximum principal amount was reduced to $20.0 million. The calculation of interest and fees is generally based on the Company’s quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization, and non-cash stock-based compensation. Interest is charged at a rate equal to 0.50% to 1.00% above the London Interbank Offering Rate (“LIBOR”) or 1.00% below the base rate, each as more fully defined in the Loan Agreement. Fees include an upfront fee, an availability fee of 0.10% to 0.20%, and a letter of credit usage fee of 0.50% to 1.00%. The Loan Agreement contains various covenants, limitations, and events of default customary for similar facilities for similar borrowers. The 90-day LIBOR was 1.425% and 4.70% as of December 31, 2008 and 2007, respectively. There were no borrowings against this facility at December 31, 2008 or 2007.

In January 2001, Brown & Brown entered into a $90.0 million unsecured seven-year Term Agreement with a national banking institution, bearing an interest rate based upon the 30-, 60- or 90-day LIBOR plus 0.50% to 1.00%, depending upon Brown & Brown’s quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization and non-cash stock-based compensation. The 90-day LIBOR was 4.70% as of December 31, 2007. The loan was fully funded on January 3, 2001 and was to be repaid in equal quarterly installments of $3,200,000 through December 2007. As of December 31, 2007 the outstanding balance had been paid in full.

All four of these credit agreements require, or required, Brown & Brown to maintain certain financial ratios and comply with certain other covenants. Brown & Brown was in compliance with all such covenants as of December 31, 2008 and 2007.

Neither we nor our subsidiaries has ever incurred off-balance sheet obligations through the use of, or investment in, off-balance sheet derivative financial instruments or structured finance or special purpose entities organized as corporations, partnerships or limited liability companies or trusts.

We believe that our existing cash, cash equivalents, short-term investment portfolio and funds generated from operations, together with our Master Agreement and the Loan Agreement described above, will be sufficient to satisfy our normal liquidity needs through at least the end of 2009. Additionally, we believe that funds generated from future operations will be sufficient to satisfy our normal liquidity needs, including the required annual principal payments on our long-term debt.

Historically, much of our cash has been used for acquisitions. If additional acquisition opportunities should become available that exceed our current cash flow, we believe that given our relatively low debt-to-total-capitalization ratio, we would have the ability to raise additional capital through either the private or public debt markets.

Critical Accounting Policies

Our Consolidated Financial Statements are prepared in accordance GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We continually evaluate our estimates, which are based on historical experience and on assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for our judgments about the carrying values of our assets and liabilities, which values are not readily apparent from other sources. Actual results may differ from these estimates.

We believe that, of our significant accounting policies (see “Note 1—Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements), the following critical accounting policies may involve a higher degree of judgment and complexity.

Revenue Recognition

Commission revenues are recognized as of the effective date of the insurance policy or the date on which the policy premium is billed to the customer, whichever is later. At that date, the earnings process has been completed, and we can reliably estimate the impact of policy cancellations for refunds and establish reserves accordingly. Management determines the policy cancellation reserve based upon historical cancellation experience adjusted in accordance with known circumstances. Subsequent commission adjustments are recognized upon our receipt of notification concerning matters necessitating such adjustments from the insurance companies. Profit-sharing contingent commissions are recognized when determinable, which is when such commissions are received from insurance companies, or when we receive formal notification of the amount of such payments. Fee revenues are recognized as services are rendered.

Business Combinations and Purchase Price Allocations

We have significant intangible assets that were acquired through business acquisitions. These assets consist of purchased customer accounts, non-compete agreements, and the excess of purchase prices over the fair value of identifiable net assets acquired (Goodwill). The determination of estimated useful lives and the allocation of the purchase price to the intangible assets requires significant judgment and affects the amount of future amortization and possible impairment charges.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” all of our business combinations initiated after June 30, 2001 have been accounted for using the purchase method. In connection with these acquisitions, we record the estimated value of the net tangible assets purchased and the value of the identifiable intangible assets purchased, which typically consist of purchased customer accounts and non-compete agreements. Purchased customer accounts include the physical records and files obtained from acquired businesses that contain information about insurance policies, customers and other matters essential to policy renewals. However, they primarily represent the present value of the underlying cash flows expected to be received over the estimated future renewal periods of the insurance policies comprising those purchased customer accounts. The valuation of purchased customer accounts involves significant estimates and assumptions concerning matters such as cancellation frequency, expenses and discount rates. Any change in these assumptions could affect the carrying value of purchased customer accounts. Non-compete agreements are valued based on their duration and any unique features of particular agreements. Purchased customer accounts and non-compete agreements are amortized on a straight-line basis over the related estimated lives and contract periods, which range from five to 15 years. The excess of the purchase price of an acquisition over the fair value of the identifiable tangible and intangible assets is assigned to goodwill and is no longer amortized, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).

Intangible Assets Impairment

Effective January 1, 2002, we adopted SFAS No. 142, which requires that goodwill be subject to at least an annual assessment for impairment by applying a fair-value-based test. Amortizable intangible assets are amortized over their useful lives and are subject to an impairment review based on an estimate of the undiscounted future cash flows resulting from the use of the asset. SFAS No. 142 requires us to compare the fair value of each reporting unit with its carrying value to determine if there is potential impairment of goodwill. If the fair value of the reporting unit is less than its carrying value, an impairment loss would be recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. Fair value is estimated based on multiples of revenues, earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and the related discounted cash flows.

Management assesses the recoverability of our goodwill on an annual basis, and assesses the recoverability of our amortizable intangibles and other long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The following factors, if present, may trigger an impairment review: (i) significant underperformance relative to historical or projected future operating results; (ii) significant negative industry or economic trends; (iii) significant decline in our stock price for a sustained period; and (iv) significant decline in our market capitalization. If the recoverability of these assets is unlikely because of the existence of one or more of the above-referenced factors, an impairment analysis is performed. Management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these assets. If these estimates or related assumptions change in the future, we may be required to revise the assessment and, if appropriate, record an impairment charge. We completed our most recent evaluation of impairment for goodwill as of November 30, 2008 and identified no impairment as a result of the evaluation.

Non-Cash Stock-Based Compensation

The Company grants stock options and non-vested stock awards (previously referred to as “restricted stock”) to its employees. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), for its stock-based compensation plans. Among other things, SFAS 123R requires that compensation expense for all share-based awards be recognized in the financial statements based upon the grant-date fair value of those awards.

Litigation Claims

We are subject to numerous litigation claims that arise in the ordinary course of business. In accordance with SFAS No. 5, “Accounting for Contingencies,” if it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss is estimable, an accrual for the costs to resolve these claims is recorded in accrued expenses in the accompanying Consolidated Balance Sheets. Professional fees related to these claims are included in other operating expenses in the accompanying Consolidated Statements of Income. Management, with the assistance of in-house and outside counsel, determines whether it is probable that a liability has been incurred and estimates the amount of loss based upon analysis of individual issues. New developments or changes in settlement strategy in dealing with these matters may significantly affect the required reserves and affect our net income.

Derivative Instruments

In 2002, we entered into one derivative financial instrument—an interest rate exchange agreement, or “swap”—to manage the exposure to fluctuations in interest rates on our $90 million variable rate debt. As of December 31, 2006, we maintained this swap agreement, whereby we paid a fixed rate on the notional amount to a bank and the bank paid us a variable rate on the notional amount equal to a base London InterBank Offering Rate (“LIBOR”). We assessed this derivative as a highly effective cash flow hedge, and accordingly, changes in the fair market value of the swap were reflected in other comprehensive income. The fair market value of this instrument was determined by quotes obtained from the related counter-parties in combination with a valuation model utilizing discounted cash flows. The valuation of this derivative instrument was a significant estimate that was largely affected by changes in interest rates. As of December 31, 2007 this interest rate swap agreement expired in conjunction with the final payment on the related $90 million variable rate debt.

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

Our invested assets are held as cash and cash equivalents, restricted cash and investments, available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit. These investments are subject to interest rate risk and equity price risk. The fair values of our cash and cash equivalents, restricted cash and investments, and certificates of deposit at December 31, 2008 and 2007 approximated their respective carrying values due to their short-term duration and, therefore, such market risk is not considered to be material.

We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date. As of December 31, 2006, our largest security investment was 559,970 common stock shares of Rock-Tenn Company, a New York Stock Exchange listed company, which had been held for more than 25 years. Our investment in Rock-Tenn Company accounted for 81% of the total value of our available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit as of December 31, 2006. In 2007, we sold our investment in Rock-Tenn Company for a net gain of $18.7 million. As of December 31, 2007, we had no remaining shares of Rock-Tenn Company and thus have no current exposure to equity price risk relating to the common stock of Rock-Tenn Company.

To hedge the risk of rising interest rates from January 2, 2002 through the remaining six years of our seven-year $90 million term loan, on December 5, 2001 we entered into an interest rate exchange, or “swap,” agreement that effectively converted the floating rate interest payments based on LIBOR to fixed interest rate payments at 4.53%. This agreement did not impact or change the required 0.50% to 1.00% credit risk spread portion of the term loan. We do not otherwise enter into derivatives, swaps or other similar financial instruments for trading or speculative purposes. As of December 31, 2007, the interest rate swap agreement expired in conjunction with the final principal payment on the term loan.

ITEM 8.	Financial Statements and Supplementary Data.

In dex to Consolidated Financial Statements

BROWN & BROWN, INC.

CONSOLIDATED STATEMENTS OF

INCOME

	Year Ended December 31,
(in thousands, except per share data)	2008	2007	2006
REVENUES
Commissions and fees	$965,983	$914,650	$864,663
Investment income	6,079	30,494	11,479
Other income, net	5,492	14,523	1,862

Total revenues	977,554	959,667	878,004

EXPENSES
Employee compensation and benefits	485,783	444,101	404,891
Non-cash stock-based compensation	7,314	5,667	5,416
Other operating expenses	137,352	131,371	126,492
Amortization	46,631	40,436	36,498
Depreciation	13,286	12,763	11,309
Interest	14,690	13,802	13,357

Total expenses	705,056	648,140	597,963

Income before income taxes	272,498	311,527	280,041
Income taxes	106,374	120,568	107,691

Net income	$166,124	$190,959	$172,350

Net income per share:
Basic	$1.18	$1.36	$1.23

Diluted	$1.17	$1.35	$1.22

Weighted average number of shares outstanding:
Basic	140,992	140,476	139,634

Diluted	141,558	141,257	141,020

Dividends declared per share	$0.285	$0.25	$0.21

See accompanying notes to consolidated financial statements.

BROWN & BROWN, INC.

CONSOLIDATED

BALANCE SHEETS

	At December 31,
(in thousands, except per share data)	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$78,557	$38,234
Restricted cash and investments	144,750	254,404
Short-term investments	7,511	2,892
Premiums, commissions and fees receivable	244,515	240,680
Deferred income taxes	14,171	17,208
Other current assets	33,528	33,964

Total current assets	523,032	587,382
Fixed assets, net	63,520	62,327
Goodwill	1,023,372	846,433
Amortizable intangible assets, net	495,627	443,224
Other assets	14,029	21,293

Total assets	$2,119,580	$1,960,659

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Premiums payable to insurance companies	$357,707	$394,034
Premium deposits and credits due customers	43,577	41,211
Accounts payable	18,872	18,760
Accrued expenses	96,325	90,599
Current portion of long-term debt	6,162	11,519

Total current liabilities	522,643	556,123
Long-term debt	253,616	227,707
Deferred income taxes, net	90,143	65,736
Other liabilities	11,437	13,635
Commitments and contingencies (Note 13)
Shareholders’ Equity:
Common stock, par value $0.10 per share; authorized 280,000 shares; issued and outstanding 141,544 at 2008 and 140,673 at 2007	14,154	14,067
Additional paid-in capital	250,167	231,888
Retained earnings	977,407	851,490
Accumulated other comprehensive income, net of related income tax effect of $8 at 2008 and $8 at 2007	13	13

Total shareholders’ equity	1,241,741	1,097,458

Total liabilities and shareholders’ equity	$2,119,580	$1,960,659

See accompanying notes to consolidated financial statements.

BROWN & BROWN, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
(in thousands, except per share data)	Shares Outstanding	Par Value
Balance at January 1, 2006	139,383	$13,938	$193,313	$552,647	$4,446	$764,344
Net income				172,350		172,350
Net unrealized holding gain on available-for-sale securities					4,697	4,697
Net gain on cash-flow hedging derivative					1	1

Comprehensive income						177,048
Common stock issued for employee stock benefit plans	624	62	16,372			16,434
Income tax benefit from exercise of stock options			604			604
Common stock issued to directors	9	2	254			256
Cash dividends paid ($0.21 per share)				(29,341)		(29,341)

Balance at December 31, 2006	140,016	14,002	210,543	695,656	9,144	929,345

Net income				190,959		190,959
Net unrealized holding gain on available-for- sale securities less amounts realized from sales in the current year					(9,093)	(9,093)
Net loss on cash-flow hedging derivative					(38)	(38)

Comprehensive income						181,828
Common stock issued for employee stock benefit plans	647	64	16,495			16,559
Income tax benefit from exercise of stock options			4,564			4,564
Common stock issued to directors	10	1	286			287
Cash dividends paid ($0.25 per share)				(35,125)		(35,125)

Balance at December 31, 2007	140,673	$14,067	$231,888	$851,490	$13	$1,097,458

Net income and comprehensive income				166,124		166,124
Common stock issued for employee stock benefit plans	856	86	17,823			17,909
Income tax benefit from exercise of stock options			138			138
Common stock issued to directors	15	1	318			319
Cash dividends paid ($0.285 per share)				(40,207)		(40,207)

Balance at December 31, 2008	141,544	$14,154	$250,167	$977,407	$13	$1,241,741

See accompanying notes to consolidated financial statements.

BROWN & BROWN, INC.

CONSOLIDATED STATEMENTS OF

CASH FLOWS

	Year Ended December 31,
(in thousands)	2008	2007	2006
Cash flows from operating activities:
Net income	$166,124	$190,959	$172,350
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	46,631	40,436	36,498
Depreciation	13,286	12,763	11,309
Non-cash stock-based compensation	7,314	5,667	5,416
Deferred income taxes	25,713	325	11,480
Net gain on sales of investments, fixed assets and customer accounts	(1,071)	(30,944)	(781)
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Restricted cash and investments decrease (increase)	109,654	(12,217)	(12,315)
Premiums, commissions and fees receivable decrease (increase)	3,169	45,059	(23,564)
Other assets decrease (increase)	12,359	6,357	(6,301)
Premiums payable to insurance companies (decrease) increase	(40,045)	(53,119)	27,314
Premium deposits and credits due customers increase (decrease)	2,259	6,723	(754)
Accounts payable (decrease) increase	(5,992)	533	(3,561)
Accrued expenses increase	4,099	2,913	8,441
Other liabilities (decrease)	(1,747)	(115)	(318)

Net cash provided by operating activities	341,753	215,340	225,214
Cash flows from investing activities:
Additions to fixed assets	(14,115)	(30,643)	(14,979)
Payments for businesses acquired, net of cash acquired	(263,400)	(212,303)	(143,737)
Proceeds from sales of fixed assets and customer accounts	4,600	6,713	1,399
Purchases of investments	(13,774)	(2,695)	(211)
Proceeds from sales of investments	9,756	21,715	119

Net cash used in investing activities	(276,933)	(217,213)	(157,409)
Cash flows from financing activities:
Proceeds from long-term debt	25,000	—	25,000
Payments on long-term debt	(20,342)	(29,142)	(87,432)
Borrowings on revolving credit facility	2,180	26,320	40,000
Payments on revolving credit facility	(2,180)	(26,320)	(40,000)
Income tax benefit from exercise of stock options	138	4,564	604
Issuances of common stock for employee stock benefit plans	10,914	11,320	11,274
Cash dividends paid	(40,207)	(35,125)	(29,341)

Net cash used in provided by financing activities	(24,497)	(48,383)	(79,895)

Net increase (decrease) in cash and cash equivalents	40,323	(50,256)	(12,090)
Cash and cash equivalents at beginning of year	38,234	88,490	100,580

Cash and cash equivalents at end of year	$78,557	$38,234	$88,490

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE 1    Summary of Significant Accounting Policies

Nature of Operations

Brown & Brown, Inc., a Florida corporation, and its subsidiaries (collectively, “Brown & Brown” or the “Company”) is a diversified insurance agency, wholesale brokerage, insurance programs and services organization that markets and sells to its customers insurance products and services, primarily in the property and casualty area. Brown & Brown’s business is divided into four reportable segments: the Retail Division, which provides a broad range of insurance products and services to commercial, public entity, professional and individual customers; the Wholesale Brokerage Division, which markets and sells excess and surplus commercial insurance and reinsurance, primarily through independent agents and brokers; the National Programs Division, which is composed of two units — Professional Programs, which provides professional liability and related package products for certain professionals delivered through nationwide networks of independent agents, and Special Programs, which markets targeted products and services designated for specific industries, trade groups, governmental entities and market niches; and the Services Division, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside services.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of Brown & Brown, Inc. and its subsidiaries. All significant intercompany account balances and transactions have been eliminated in the Consolidated Financial Statements.

Revenue Recognition

Commission revenue is recognized as of the effective date of the insurance policy or the date on which the policy premium is billed to the customer, whichever is later. At that date, the earnings process has been completed, and Brown & Brown can reliably estimate the impact of policy cancellations for refunds and establish reserves accordingly. The reserve for policy cancellations is based upon historical cancellation experience adjusted based on known circumstances. The policy cancellation reserve was $8,390,000 and $8,339,000 at December 31, 2008 and 2007, respectively, and it is periodically evaluated and adjusted as necessary. Subsequent commission adjustments are recognized upon receipt of notification from the insurance companies. Commission revenues are reported net of commissions paid to sub-brokers or co-brokers. Profit-sharing contingent commissions from insurance companies are recognized when determinable, which is when such commissions are received, or when officially notified of the amount of such commissions. Fee income is recognized as services are rendered.

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

Restricted Cash and Investments, and Premiums, Commissions and Fees Receivable

In its capacity as an insurance agent or broker, Brown & Brown typically collects premiums from insureds and, after deducting its authorized commissions, remits the net premiums to the appropriate insurance company or companies. Accordingly, as reported in the Consolidated Balance Sheets, “premiums” are receivable from insureds. Unremitted net insurance premiums are held in a fiduciary capacity until disbursed by Brown & Brown. Brown & Brown invests these unremitted funds only in cash, money market accounts, tax-free variable-rate demand bonds and commercial paper held for a short term. In certain states in which Brown & Brown operates, the use and investment alternatives for these funds are regulated and restricted by various state laws and agencies. These restricted funds are reported as restricted cash on the Consolidated Balance Sheets. The interest income earned on these unremitted funds is reported as investment income in the Consolidated Statements of Income.

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

Net unrealized holding gains on available-for-sale securities included in accumulated other comprehensive income reported in shareholders’ equity were $13,000 at December 31, 2008 and 2007, net of deferred income taxes of $8,000 in each year, respectively.

Fixed Assets

Fixed assets, including leasehold improvements are carried at cost, less accumulated depreciation and amortization. Expenditures for improvements are capitalized, and expenditures for maintenance and repairs are expensed to operations as incurred. Upon sale or retirement, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss, if any, is reflected in other income. Depreciation has been determined using the straight-line method over the estimated useful lives of the related assets, which range from three to 15 years. Leasehold improvements are amortized on the straight-line method over the shorter of the useful life of the improvement or the term of the related lease.

Goodwill and Amortizable Intangible Assets

The excess of the purchase price of an acquisition over the fair value of the identifiable tangible and amortizable intangible assets is assigned to goodwill. While goodwill is not amortizable, it is subject to at least an annual assessment for impairment by applying a fair value-based test. Amortizable intangible assets are amortized over their useful lives and are subject to an impairment review based on an estimate of the undiscounted future cash flows resulting from the use of the asset. The Company compares the fair value of each reporting unit with its carrying amount to determine if there is potential impairment of goodwill. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. Fair value is estimated based on multiples of revenues, earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and the related discounted cash flows. Brown & Brown completed its most recent annual assessment as of November 30, 2008 and identified no impairment as a result of the evaluation.

Amortizable intangible assets are stated at cost, less accumulated amortization, and consist of purchased customer accounts and non-compete agreements. Purchased customer accounts and noncompete agreements are being amortized on a straight-line basis over the related estimated lives and contract periods, which range from five to 15 years. Purchased customer accounts primarily consist of records and files that contain information about insurance policies and the related insured parties that are essential to policy renewals.

The carrying value of intangibles attributable to each region comprising Brown & Brown is periodically reviewed by management to determine if the facts and circumstances suggest they may be impaired. In the insurance agency and wholesale brokerage industry, it is common for agencies or customer accounts to be acquired at a price determined as a multiple of either their corresponding revenues or EBITDA. Accordingly, Brown & Brown assesses the carrying value of its intangible assets by comparison of a reasonable multiple applied to either corresponding revenues or EBITDA, as well as by considering the estimated future cash flows generated by the corresponding region. Any impairment identified through this assessment may require that the carrying value of related intangible assets be adjusted; however, no impairments have been recorded for the years ended December 31, 2008, 2007 and 2006.

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

The following table sets forth the computation of basic net income per share and diluted net income per share:

	Year Ended December 31,
(in thousands, except per share data)	2008	2007	2006
Net income	$166,124	$190,959	$172,350

Weighted average number of common shares outstanding	140,992	140,476	139,634
Dilutive effect of stock options using the treasury stock method	566	781	1,386

Weighted average number of shares outstanding	141,558	141,257	141,020

Net income per share:
Basic	$1.18	$1.36	$1.23
Diluted	$1.17	$1.35	$1.22

Fair Value of Financial Instruments

The carrying amounts of Brown & Brown’s financial assets and liabilities, including cash and cash equivalents, restricted cash and investments, investments, premiums, commissions and fees receivable, premiums payable to insurance companies, premium deposits and credits due customers and accounts payable, at December 31, 2008 and 2007, approximate fair value because of the short-term maturity of these instruments. The carrying amount of Brown & Brown’s long-term debt approximates fair value at December 31, 2008 and 2007 since the related coupon rate approximates the current market rate.

Stock-Based Compensation

The Company grants stock options and non-vested stock awards to its employees, officers and directors. The Company uses the modified-prospective method to account for share-based payments pursuant to Statement of Financial Accounting Standards (SFAS No. 123 (revised in 2004 to SFAS 123(R)), “Share-Based Payment.” Under the modified-prospective method, compensation cost is recognized based on the requirements of SFAS 123(R) for all share-based payments granted on or after January 1, 2006 and for all awards granted to employees prior to January 1, 2006 that remain unvested on that date. The Company uses the alternative transition method of Financial Accounting Standards Board (“FASB”) Staff Position SFAS 123R-3 to determine the accounting of the income tax effects of payments made related to stock-based compensation.

The Company uses the Black-Scholes valuation model for valuing all stock options and shares purchased under the Employee Stock Purchase Plan (the “ESPP”). Compensation for non-vested stock awards is measured at fair value on the grant-date based upon the number of shares expected to vest. Compensation cost for all awards is recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period.

Recent Accounting Pronouncements

Fair Value Measurements — In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for the measurement of assets and liabilities that uses fair value and expands disclosures about fair value measurements. SFAS 157 applies whenever another GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for all interim periods within those fiscal years. The adoption of SFAS 157 did not have any impact on the amounts reported on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company elected not to report any financial assets or liabilities at fair value under SFAS 159 during 2008.

Business Combinations — In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141R”). SFAS 141R requires an acquirer to recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities, (with only limited exceptions) upon initially obtaining control of an acquired entity even if the acquirer has not acquired 100% of its target. Additionally, the fair value of contingent consideration arrangements (such as earn-out purchase arrangements) at the acquisition date must be included in the purchase price consideration. Transaction costs are expensed as incurred. SFAS 141R also modifies the recognition of pre-acquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. SFAS 141R amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination, either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Adoption is prospective, and early adoption is not permitted. The Company expects to adopt SFAS 141R on January 1, 2009 and it will be applied prospectively to any business acquisitions after that date.

In April 2008, the FASB issues FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of FSP 142-3, but do not expect the adoption to have a material impact on our consolidated financial statements.

In November 2008, the FASB ratified EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting which should be amortized to expense over the period the asset diminished in value. Defensive intangible assets must be recognized at fair value in accordance with SFAS 141R and SFAS 157. EITF 08-7 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We do not expect EITF 08-7 to have a material impact on our consolidated financial statements when effective.

International Accounting Standards — International Financial Reporting Standards (“IFRS”) are a set of standards and interpretations adopted by the International Accounting Standards board. The SEC is currently considering a potential IFRS adoption process in the U.S., which could, in the near term, provide domestic issuers with an alternative accounting method and ultimately could replace U.S. GAAP reporting requirements with IFRS reporting requirements. We are currently investigating the implications should we be required to adopt IFRS in the future.

NOTE 2    Business Combinations

Acquisitions in 2008

During 2008, Brown & Brown acquired the assets and assumed certain liabilities of 43 insurance intermediaries, the stock of two insurance intermediaries and several books of business (customer accounts). The aggregate purchase price of these acquisitions was $278,749,000, including $255,803,000 of net cash payments, the issuance of $8,304,000 in notes payable and the assumption of $14,642,000 of liabilities. These acquisitions were acquired primarily to expand Brown & Brown’s core businesses and to attract and hire high-quality individuals. Acquisition purchase prices are typically based on a multiple of average annual operating profits earned over a one- to three-year period within a minimum and maximum price range. The initial asset allocation of an acquisition is based on the minimum purchase price, and any subsequent contingent consideration (earn-out payment) is allocated to goodwill. Acquisitions are initially recorded at preliminary fair values. Subsequently, the Company completes the final fair value allocations, and any adjustments to assets or liabilities acquired are recorded in the current period.

These acquisitions have been accounted for as business combinations and are as follows:

(in thousands)
Name	Business Segment	2008 Date of Acquisition	Net Cash Paid	Notes Payable	Recorded Purchase Price
LDP Consulting Group, Inc.	Retail	January 24	$39,241	$—	$39,241
Powers & Effler Insurance Brokers	Retail	April 1	25,036	—	25,036
HBA Insurance Group, Inc.	Retail	June 1	48,306	2,000	50,306
Fullerton & Company, Inc.	Retail	August 1	17,552	—	17,552
Other	Various	Various	125,668	6,304	131,972

Total			$255,803	$8,304	$264,107

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition:

(in thousands)	LDP	Powers	HBA	Fullerton	Other	Total
Fiduciary cash	$173	$—	$—	$1,541	$—	$1,714
Other current assets	1,121	75	1,439	1,813	3,113	7,561
Fixed assets	19	353	652	141	686	1,851
Goodwill	25,958	19,071	32,507	14,666	72,742	164,944
Purchased customer accounts	17,124	5,701	15,931	5,105	57,076	100,937
Non-compete agreements	55	11	141	80	787	1,074
Other assets	11	—	32	609	16	668

Total assets acquired	44,461	25,211	50,702	23,955	134,420	278,749

Other current liabilities	(5,220)	(175)	(396)	(4,672)	(2,448)	(12,911)
Deferred income taxes	—	—	—	(1,731)	—	(1,731)

Total liabilities assumed	(5,220)	(175)	(396)	(6,403)	(2,448)	(14,642)

Net assets acquired	$39,241	$25,036	$50,306	$17,552	$131,972	$264,107

The weighted average useful lives for the above acquired amortizable intangible assets are as follows: purchased customer accounts are 15.0 years and noncompete agreements are 5.0 years.

Goodwill of $164,944,000, of which $150,705,000 is expected to be deductible for income tax purposes, was assigned to the Retail, Wholesale Brokerage, National Programs and Services Divisions in the amounts of $161,084,000, $3,540,000, $320,000 and zero, respectively.

The results of operations for the acquisitions completed during 2008 have been combined with those of the Company since their respective acquisition dates. If the acquisitions had occurred as of the beginning of each period, the Company’s results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

(UNAUDITED)	For the Year Ended December 31,
(in thousands, except per share data)	2008	2007
Total revenues	$1,030,995	$1,080,928
Income before income taxes	$290,542	$351,952
Net income	$177,124	$215,740
Net income per share:
Basic	$1.26	$1.54
Diluted	$1.25	$1.53
Weighted average number of shares outstanding:
Basic	140,992	140,476
Diluted	141,558	141,257

Additional contingent consideration paid to sellers as a result of purchase price earn-out provisions are recorded as adjustments to intangible assets when the contingencies are settled. The net additional consideration paid by the Company in 2008 as a result of these adjustments totaled $15,748,000, of which $15,667,000 was allocated to goodwill, $30,000 to non-compete agreements and $51,000 to net liabilities that were forgiven. Of the $15,748,000 net additional consideration paid, $9,310,000 was paid in cash and $6,438,000 was issued in notes payable. As of December 31, 2008, the maximum future contingency payments related to acquisitions totaled $211,919,000.

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

These acquisitions have been accounted for as business combinations and are as follows:

(in thousands)
Name	Business Segment	2007 Date of Acquisition	Net Cash Paid	Notes Payable	Recorded Purchase Price
ALCOS, Inc	Retail	March 1	$30,916	$3,563	$34,479
Grinspec, Inc.	Retail	April 1	31,952	—	31,952
Sobel Affilates Inc.	Retail	April 1	33,057	—	33,057
The Combined Group, Inc, et al	Wholesale Brokerage	August 1	24,059	—	24,059
Evergreen Re, Incorporated	Wholesale Brokerage	December 1	11,021	2,000	13,021
Other	Various	Various	76,929	7,438	84,367

Total			$207,934	$13,001	$220,935

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition:

(in thousands)	ALCOS	Grinspec	Sobel	Combined	Evergreen	Other	Total
Fiduciary cash	$627	$—	$—	$2,686	$—	$716	$4,029
Other current assets	1,224	669	286	—	—	1,310	3,489
Fixed assets	720	—	50	212	40	649	1,671
Goodwill	26,873	19,248	19,663	12,730	8,456	56,336	143,306
Purchased customer accounts	10,046	12,498	13,129	11,051	4,494	36,882	88,100
Non-compete agreements	130	—	31	66	31	459	717
Other assets	115	—	—	—	—	10	125

Total assets acquired	39,735	32,415	33,159	26,745	13,021	96,362	241,437

Other current liabilities	(2,173)	(463)	(102)	(1,383)	—	(11,246)	(15,367)
Deferred income taxes	(3,083)	—	—	—	—	(749)	(3,832)
Other liabilities	—	—	—	(1,303)	—	—	(1,303)

Total liabilities assumed	(5,256)	(463)	(102)	(2,686)	—	(11,995)	(20,502)

Net assets acquired	$34,479	$31,952	$33,057	$24,059	$13,021	$84,367	$220,935

The weighted average useful lives for the above acquired amortizable intangible assets are as follows: purchased customer accounts are 15.0 years; and noncompete agreements are 4.8 years.

Goodwill of $143,306,000, of which $113,462,000 is expected to be deductible for income tax purposes, was assigned to the Retail, Wholesale Brokerage, National Programs and Service Divisions in the amounts of $116,566,000, $25,810,000, $483,000 and $447,000, respectively.

The results of operations for the acquisitions completed during 2007 have been combined with those of the Company since their respective acquisitions dates. If the acquisitions had occurred as of January 1, the Company’s results of operations would be as shown in the following table. These unaudited pro-forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods:

	Year Ended December 31,
(in thousands, except per share data)	2007	2006
(UNAUDITED)
Total revenues	$1,017,711	$991,673
Income before income taxes	$330,525	$315,223
Net income	$202,605	$194,001
Net income per share:
Basic	$1.44	$1.39
Diluted	$1.43	$1.38
Weighted average number of shares outstanding:
Basic	140,476	139,634
Diluted	141,257	141,020

Additional consideration paid to sellers as a result of purchase price earn-out provisions are recorded as adjustments to intangible assets when the contingencies are settled. The net additional consideration paid by the Company in 2007 as a result of these adjustments totaled $18,995,000, of which $18,947,000 was allocated to goodwill and $48,000 to non-compete agreements. Of the $18,995,000 net additional consideration paid, $8,397,000 was paid in cash, $10,896,000 was issued in notes payable and $298,000 of net liabilities was forgiven. As of December 31, 2007, the maximum future contingency payments related to acquisitions totaled $226,206,000.

NOTE 3    Goodwill

The changes in goodwill for the years ended December 31, are as follows:

(in thousands)	Retail	Wholesale Brokerage	National Programs	Service	Total
Balance as of January 1, 2007	$329,504	$209,865	$142,329	$2,823	$684,521
Goodwill of acquired businesses	124,322	32,865	4,619	447	162,253
Goodwill disposed of relating to sales of businesses	(341)	—	—	—	(341)

Balance as of December 31, 2007	$453,485	$242,730	$146,948	$3,270	$846,433
Goodwill of acquired businesses	170,722	3,539	350	6,000	180,611
Goodwill disposed of relating to sales of businesses	(3,619)	(53)	—	—	(3,672)

Balance as of December 31, 2008	$620,588	$246,216	$147,298	$9,270	$1,023,372

NOTE 4    Amortizable Intangible Assets

Amortizable intangible assets at December 31 consisted of the following:

	2008				2007
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (years)
Purchased customer accounts	$724,953	$(231,748)	$493,205	14.9	$628,123	$(187,543)	$440,580	14.9
Non-compete agreements	24,455	(22,033)	2,422	7.3	25,858	(23,214)	2,644	7.7

Total	$749,408	$(253,781)	$495,627		$653,981	$(210,757)	$443,224

Amortization expense recorded for other amortizable intangible assets for the years ended December 31, 2008, 2007 and 2006 was $46,631,000, $40,436,000 and $36,498,000, respectively.

Amortization expense for other amortizable intangible assets for the years ending December 31, 2009, 2010, 2011, 2012 and 2013 is estimated to be $48,739,000, $48,053,000, $46,627,000, $46,011,000, and $45,110,000, respectively.

NOTE 5    Investments

Investments at December 31 consisted of the following:

	2008 Carrying Value		2007 Carrying Value
(in thousands)	Current	Non- Current	Current	Non- Current
Available-for-sale marketable equity securities	$46	$—	$46	$—
Non-marketable equity securities and certificates of deposit	7,465	287	2,846	355

Total investments	$7,511	$287	$2,892	$355

The following table summarizes available-for-sale securities at December 31:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable equity securities:
2008	$25	$21	—	$46
2007	$25	$21	—	$46

The following table summarizes the proceeds and realized gains/(losses) on non-marketable equity securities and certificates of deposit for the years ended December 31:

(in thousands)	Proceeds	Gross Realized Gains	Gross Realized Losses
2008	$9,652	$542	$(9)
2007	$21,715	$18,733	$(780)
2006	$119	$25	$—

As of December 31, 2006, our largest security investment was 559,970 common stock shares of Rock-Tenn Company, a New York Stock Exchange-listed company, which we owned for more than 25 years. Our investment in Rock-Tenn Company accounted for 81% of the total value of our available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit as of December 31, 2006. In late January 2007, the Board of Directors authorized the sale of half of our investment in Rock-Tenn Company, and subsequently authorized the sale of the balance of the shares. As a result, we realized a gain in excess of our original cost basis of $18,664,000 in 2007. As of June 30, 2007, we no longer owned any shares of Rock-Tenn Company.

NOTE 6    Fixed Assets

Fixed assets at December 31 consisted of the following:

(in thousands)	2008	2007
Furniture, fixtures and equipment	$119,998	$112,413
Leasehold improvements	14,871	12,393
Land, buildings and improvements	400	491

Total cost	135,269	125,297
Less accumulated depreciation and amortization	(71,749)	(62,970)

Total	$63,520	$62,327

Depreciation and amortization expense amounted to $13,286,000 in 2008, $12,763,000 in 2007 and $11,309,000 in 2006.

NOTE 7    Accrued Expenses

Accrued expenses at December 31 consisted of the following:

(in thousands)	2008	2007
Accrued bonuses	$41,396	$41,182
Accrued compensation and benefits	24,349	19,702
Accrued rent and vendor expenses	9,211	8,302
Reserve for policy cancellations	8,390	8,339
Accrued interest	4,784	4,488
Other	8,195	8,586

Total	$96,325	$90,599

NOTE 8    Long-Term Debt

Long-term debt at December 31 consisted of the following:

(in thousands)	2008	2007
Unsecured Senior Notes	$250,000	$225,000
Acquisition notes payable	9,665	14,025
Revolving credit facility	—	—
Other notes payable	113	201

Total debt	259,778	239,226
Less current portion	(6,162)	(11,519)

Long-term debt	$253,616	$227,707

In July 2004, the Company completed a private placement of $200.0 million of unsecured senior notes (the “Notes”). The $200.0 million is divided into two series: (1) Series A, which closed on September 15, 2004, for $100.0 million due in 2011 and bearing interest at 5.57% per year; and (2) Series B, which closed on July 15, 2004, for $100.0 million due in 2014 and bearing interest at 6.08% per year. The closing on the Series B Notes occurred on July 15, 2004. The closing on the Series A Notes occurred on September 15, 2004. Brown & Brown has used the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. As of December 31, 2008 and 2007, there was an outstanding balance of $200.0 million on the Notes.

On December 22, 2006, the Company entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). The Purchaser also purchased Notes issued by the Company in 2004. The Master Agreement provides for a $200.0 million private uncommitted “shelf” facility for the issuance of senior unsecured notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed 10 years, as the parties may determine. The Master Agreement includes various covenants, limitations and events of default similar to the Notes issued in 2004. The initial issuance of notes under the Master Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.66% per year. On February 1, 2008, $25.0 million in Series D Senior Notes due January 15, 2015, with a fixed interest rate of 5.37% per year were issued. As of December 31, 2008 there was an outstanding balance of $50.0 million under the Master Agreement.

On June 12, 2008, the Company entered into an Amended and Restated Revolving Loan Agreement (the “Loan Agreement”) with a national banking institution that was dated as of June 3, 2008, amending and restating the existing Revolving Loan Agreement dated September 29, 2003, as amended (the “Revolving Agreement”), in order to increase the lending commitment to $50.0 million (subject to potential increases up to $100.0 million) and to extend the maturity date from December 20, 2011 to June 3, 2013. The Revolving Agreement initially provided for a revolving credit facility in the maximum principal amount of $75.0 million. After a series of amendments that provided covenant exceptions for the notes issued or to be issued under the Master Agreement and relaxed or deleted certain other covenants, the maximum principal amount was reduced to $20.0 million. The calculation of interest and fees is generally based on the Company’s quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization, and non-cash stock-based compensation. Interest is charged at a rate equal to 0.50% to 1.00% above the London Interbank Offering Rate (“LIBOR”) or 1.00% below the base rate, each as more fully defined in the Loan Agreement. Fees include an upfront fee, an availability fee of 0.10% to 0.20%, and a letter of credit usage fee of 0.50% to 1.00%. The Loan Agreement contains various covenants, limitations, and events of default customary for similar facilities for similar borrowers. The 90-day LIBOR was 1.425% and 4.70% as of December 31, 2008 and 2007, respectively. There were no borrowings against this facility at December 31, 2008 or 2007.

In January 2001, Brown & Brown entered into a $90.0 million unsecured seven-year term agreement with a national banking institution (the “Term Agreement”), bearing an interest rate based upon the 30-, 60- or 90-day LIBOR plus 0.50% to 1.00%, depending upon Brown & Brown’s quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization and non-cash stock-based compensation. The 90-day LIBOR was 4.70% as of December 31, 2007. This loan was fully funded on January 3, 2001 and was to be repaid in equal quarterly installments of $3,200,000 through December 2007. As of December 31, 2007 the outstanding balance had been paid in full.

All four of these credit agreements require, or required, Brown & Brown to maintain certain financial ratios and comply with certain other covenants. Brown & Brown was in compliance with all such covenants as of December 31, 2008 and 2007.

To hedge the risk of increasing interest rates from January 2, 2002 through the remaining six years of the Term Agreement, Brown & Brown entered into an interest rate swap agreement that effectively converted the floating rate LIBOR-based interest payments to fixed interest rate payments at 4.53%. This agreement did not affect the required 0.50% to 1.00% credit risk spread portion of the term loan. In accordance with SFAS No. 133, as amended, the fair value of the interest rate swap of approximately $37,000, net of related income taxes of approximately $22,000, was recorded in other assets as of December 31, 2006, with the related change in fair value reflected as other comprehensive income. Brown & Brown has designated and assessed the derivative as a highly effective cash flow hedge. As of December 31, 2007 the interest rate swap agreement expired in conjunction with the final payment on the Term Agreement.

Acquisition notes payable represent debt incurred to former owners of certain insurance operations acquired by Brown & Brown. These notes and future contingent payments are payable in monthly, quarterly and annual installments through April 2011, including interest in the range from 0.0% to 6.0%.

Interest paid in 2008, 2007 and 2006 was $14,394,000, $13,838,000 and $14,136,000, respectively.

At December 31, 2008, maturities of long-term debt were $6,162,000 in 2009, $3,407,000 in 2010, $100,209,000 in 2011, $0 in 2012, $0 in 2013 and $150,000,000 in 2014 and beyond.

NOTE 9    Income Taxes

Significant components of the provision (benefit) for income taxes for the years ended December 31 are as follows:

(in thousands)	2008	2007	2006
Current:
Federal	$70,634	$105,534	$83,792
State	10,056	14,709	12,419
Foreign	56	—	—

Total current provision	80,746	120,243	96,211

Deferred:
Federal	21,508	(168)	9,139
State	4,120	493	2,341

Total deferred provision	25,628	325	11,480

Total tax provision	$106,374	$120,568	$107,691

A reconciliation of the differences between the effective tax rate and the federal statutory tax rate for the years ended December 31 is as follows:

	2008	2007	2006
Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.4	3.2	3.4
Non-deductible employee stock purchase plan expense	0.4	0.4	0.4
Interest exempt from taxation and dividend exclusion	(0.2)	(0.5)	(0.3)
Other, net	0.4	0.6	—

Effective tax rate	39.0%	38.7%	38.5%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the corresponding amounts used for income tax reporting purposes.

Significant components of Brown & Brown’s current deferred tax assets as of December 31 are as follows:

(in thousands)	2008	2007
Current deferred tax assets:
Deferred contingent revenue	$14,171	$17,208

Total current deferred tax assets	$14,171	$17,208

Significant components of Brown & Brown’s non-current deferred tax liabilities and assets as of December 31 are as follows:

(in thousands)	2008	2007
Non-current deferred tax liabilities:
Fixed assets	$7,026	$3,783
Net unrealized holding gain of available-for-sale securities	8	8
Prepaid insurance and pension	2,466	2,522
Intangible assets	96,888	72,943

Total non-current deferred tax liabilities	106,388	79,256

Non-current deferred tax assets:
Deferred compensation	6,980	6,040
Accruals and reserves	8,217	6,881
Net operating loss carryforwards	1,268	829
Valuation allowance for deferred tax assets	(220)	(230)

Total non-current deferred tax assets	16,245	13,520

Net non-current deferred tax liability	$90,143	$65,736

Income taxes paid in 2008, 2007 and 2006 were $79,339,000, $114,380,000 and $102,761,000, respectively.

At December 31, 2008, Brown & Brown had net operating loss carryforwards of $379,000 and $26,389,000 for federal and state income tax reporting purposes, respectively, portions of which expire in the years 2009 through 2023. The federal carryforward is derived from insurance operations acquired by Brown & Brown in 2001. The state carryforward is derived from the operating results of certain subsidiaries.

We adopted the provision of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2008	2007
Unrecognized tax benefits balance at January 1	$507	$591
Gross increases for tax positions of prior years	197	15,805
Gross decreases for tax positions of prior years	—	—
Settlements	—	(15,772)
Lapse of statute of limitations	(93)	(117)

Unrecognized tax benefits balance at December 31	$611	$507

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2008 and 2007, we had approximately $140,000 and $128,000 of accrued interest related to uncertain tax positions, respectively.

Total amount of unrecognized tax benefits that would affect our effective tax rate if recognized is $611,000 as of December 31, 2008 and $507,000 as of December 31, 2007. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

During 2007, the IRS concluded its audit of our 2004-2006 tax years in which it disputed our method of recognizing profit-sharing contingent commissions for tax purposes. We recognize profit-sharing contingent commissions when determinable, which is when such commissions are received, however, the IRS believes we should estimate those monies as of each December 31. We agreed to resolve this dispute for a $1.1 million payment of interest and our agreement to accrue at each December 31, for tax purposes only, a known amount of profit-sharing contingent commissions represented by the actual amount of profit-sharing contingent commissions received in the first quarter of the related year, with a true-up adjustment to the actual amount received by the end of the following March 31. Since this method for tax purposes differs from the method used for book purposes, it will result in a current deferred tax asset as of December 31 each year with that balance reversing by the following March 31 when the related profit-sharing contingent commissions are recognized for financial accounting purposes.

NOTE 10    Employee Savings Plan

Brown & Brown has an Employee Savings Plan (401(k)) under which substantially all employees with more than 30 days of service are eligible to participate. Under this plan, Brown & Brown makes matching contributions, subject to a maximum of 2.5% of each participant’s salary. Further, Brown & Brown provides for a discretionary profit-sharing contribution of 1.5% of the employee’s salary for all eligible employees. Brown & Brown’s contributions to the plan totaled $11,061,000 in 2008, $10,699,000 in 2007 and $7,585,000 in 2006.

NOTE 11    Stock-Based Compensation

Performance Stock Plan

Brown & Brown has adopted and the shareholders have approved a performance stock plan, under which up to 14,400,000 shares of Brown & Brown’s stock (“Performance Stock” or “PSP”) may be granted to key employees contingent on the employees’ future years of service with Brown & Brown and other criteria established by the Compensation Committee of Brown & Brown’s Board of Directors. Before participants may take full title to Performance Stock, two vesting conditions must be met. Of the grants currently outstanding, specified portions will satisfy the first condition for vesting based on 20% incremental increases in the 20-trading-day average stock price of Brown & Brown’s common stock from the initial grant price specified by Brown & Brown. Performance Stock that has satisfied the first vesting condition is considered “awarded shares.” Awarded shares are included as issued and outstanding common stock shares and are included in the calculation of basic and diluted earnings per share. Dividends are paid on awarded shares and participants may exercise voting privileges on such shares. Awarded shares satisfy the second condition for vesting on the earlier of a participant’s: (i) 15 years of continuous employment with Brown & Brown from the date shares are granted to the participants; (ii) attainment of age 64; or (iii) death or disability. At December 31, 2008, 8,434,944 shares had been granted under the plan at initial stock prices ranging from $1.90 to $30.55. As of December 31, 2008, 4,629,221 shares met the first condition for vesting and had been awarded, and 612,868 shares satisfied both conditions for vesting and had been distributed to the participants.

The Company uses a path-depended lattice model to estimate the fair value of PSP grants on the grant-date under SFAS 123R. A summary of PSP activity for the years ended December 31, 2008, 2007 and 2006 is as follows:

	Weighted- Average Grant Date Fair Value	Granted Shares	Awarded Shares	Shares Not Yet Awarded
Outstanding at January 1, 2006	$5.21	5,851,682	5,125,304	726,378
Granted	$18.48	262,260	868	261,392
Awarded	$11.99	—	291,035	(291,035)
Vested	$6.43	(28,696)	(28,696)	—
Forfeited	$5.93	(393,728)	(352,341)	(41,387)

Outstanding at December 31, 2006	$5.92	5,691,518	5,036,170	655,348

Granted	$15.74	323,495	—	323,495
Awarded	—	—	—	—
Vested	$5.33	(48,552)	(48,552)	—
Forfeited	$8.95	(391,505)	(300,886)	(90,619)

Outstanding at December 31, 2007	$6.38	5,574,956	4,686,732	888,224

Granted	$9.41	2,607,885	—	2,607,885
Awarded	$8.22	—	17,023	(17,023)
Vested	$6.41	(38,004)	(38,004)	—
Forfeited	$11.78	(322,761)	(36,530)	(286,231)

Outstanding at December 31, 2008	$7.21	7,822,076	4,629,221	3,192,855

The weighted average grant-date fair value of PSP grants for years ended December 31, 2008, 2007 and 2006 was $9.41, $15.74 and $18.48, respectively. The total fair market value of PSP grants that vested during each of the years ended December 31, 2008, 2007 and 2006 was $685,000, $1,314,000 and $862,000, respectively.

Employee Stock Purchase Plan

The Company has a shareholder-approved ESPP with a total of 12,000,000 authorized shares and 3,864,748 available for future subscriptions. Employees of the Company who regularly work more than 20 hours per week are eligible to participate in the ESPP. Participants, through payroll deductions, may subscribe to purchase Company stock up to 10% of their compensation, to a maximum of $25,000 between August 1 of each year to the following July 31st (the “Subscription Period”) at a cost of 85% of the lower of the stock price as of the beginning or ending of the Subscription Period.

For the plan year ended July 31, 2008, 2007 and 2006, the Company issued 672,222, 490,213 and 571,601 shares of common stock in August 2008, 2007 and 2006, respectively. These shares were issued at an aggregate purchase price of $10,036,000 or $14.93 per share in 2008, $10,711,000 or $21.85 per share in 2007 and $10,557,000 or $18.47 per share in 2006.

For the five months ended December 31, 2008, 2007 and 2006 of the 2009-2008, 2007-2008 and 2006-2007 plan years, 257,643, 233,427 and 191,140 shares of common stock (from authorized but unissued shares), respectively, were subscribed to by participants for proceeds of approximately $4,164,000, $4,664,000 and $4,817,000, respectively.

Incentive Stock Option Plan

On April 21, 2000, Brown & Brown adopted, and the shareholders approved, a qualified incentive stock option plan that provides for the granting of stock options to certain key employees for up to 4,800,000 shares of common stock. The objective of this plan is to provide additional performance incentives to grow Brown & Brown’s pre-tax income in excess of 15% annually. The options are granted at the most recent trading day’s closing market price and vest over a one-to-10-year period, with a potential acceleration of the vesting period to three to six years based upon achievement of certain performance goals. All of the options expire 10 years after the grant date.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options on the grant-date under SFAS 123R, which is the same valuation technique previously used for pro forma disclosures under SFAS 123. The Company granted 1,445,000 option shares during the year ended December 31, 2008 but did not grant any options during the years ended December 31, 2007 or 2006. The weighted average fair value of the incentive stock options granted during 2008 estimated on the date of grant, using the Black-Scholes option-pricing model, was $4.92 per share. The fair value of these options granted was estimated on the date of grant using the following assumptions: dividend yield of 1.41%; expected volatility of 26.0%; risk-free interest rate of 3.14%; and an expected life of 6 years.

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

A summary of stock option activity for the years ended December 31, 2008, 2007 and 2006 is as follows:

Stock Options	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	2,016,988	$10.83	5.9	$35,064

Granted	—	—
Exercised	(123,213)	$6.11
Forfeited	(8,000)	$15.78
Expired	—	—

Outstanding at December 31, 2006	1,885,775	$11.11	4.9	$32,241

Granted	—	—
Exercised	(632,307)	$8.38
Forfeited	—	—
Expired	—	—

Outstanding at December 31, 2007	1,253,468	$12.49	4.3	$22,679

Granted	1,445,000	$18.48
Exercised	(223,453)	$4.84
Forfeited	—	—
Expired	—	—

Outstanding at December 31, 2008	2,475,015	$16.68	6.9	22,587

Ending vested and expected to vest at December 31, 2008	2,475,015	$16.68	6.9	$22,587
Exercisable at December 31, 2008	383,701	$11.22	3.0	$3,715
Exercisable at December 31, 2007	590,776	$8.68	3.3	$8,757
Exercisable at December 31, 2006	1,185,067	$8.29	4.2	$23,607

The following table summarizes information about stock options outstanding at December 31, 2008:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.84	159,339	1.3	$4.84	159,339	$4.84
$14.20	4,000	2.8	$14.20	4,000	$14.20
$15.78	854,676	4.2	$15.78	220,362	$15.78
$22.06	12,000	6.0	$22.06	—	—
$18.48	1,445,000	9.2	$18.48	—	—

Totals	2,475,015	6.9	$16.68	383,701	$11.22

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2008, 2007 and 2006 was $4.92, $0.00 and $0.00, respectively. The total intrinsic value of options exercised, determined as of the date of exercise, during the years ended December 31, 2008, 2007 and 2006 was $3,298,000, $12,675,000 and $2,865,000, respectively. The total intrinsic value is calculated as the difference between the exercise price of all underlying awards and the quoted market price of the Company’s stock for all in-the-money stock options at December 31, 2008, 2007 and 2006.

There are no option shares available for future grant under this plan since this plan expired as of December 31, 2008.

Summary of Non-Cash Stock-Based Compensation Expense

The non-cash stock-based compensation expense for the years ended December 31 is as follows:

(in thousands)	2008	2007	2006
Employee Stock Purchase Plan	$2,951	$3,234	$3,049
Performance Stock Plan	2,761	2,016	1,874
Incentive Stock Option Plan	1,602	417	493

Total	$7,314	$5,667	$5,416

Summary of Unrecognized Compensation Expense

As of December 31, 2008, there was approximately $33.2 million of unrecognized compensation expense related to all non-vested share-based compensation arrangements granted under the Company’s stock-based compensation plans. That expense is expected to be recognized over a weighted-average period of 9.8 years.

NOTE 12    Supplemental Disclosures of Cash Flow Information

Brown & Brown’s significant non-cash investing and financing activities for the years ended December 31 are summarized as follows:

(in thousands)	2008	2007	2006
Unrealized holding (loss) gain on available-for-sale securities, net of tax benefit of $0 for 2008, net of tax benefit of $5,328 for 2007 and net of tax effect of $2,752 for 2006	—	$(9,093)	$4,697
Net (loss) gain on cash-flow hedging derivative, net of tax benefit of $0 for 2008, net of tax benefit of $22 for 2007 and net of tax benefit of $0 for 2006	—	$(38)	$1
Notes payable issued or assumed for purchased customer accounts	$15,987	$23,897	$36,957
Notes received on the sale of fixed assets and customer accounts	$3,610	$9,689	$2,715

NOTE 13    Commitments and Contingencies

Operating Leases

Brown & Brown leases facilities and certain items of office equipment under non-cancelable operating lease arrangements expiring on various dates through 2018. The facility leases generally contain renewal options and escalation clauses based upon increases in the lessors’ operating expenses and other charges. Brown & Brown anticipates that most of these leases will be renewed or replaced upon expiration. At December 31, 2008, the aggregate future minimum lease payments under all non-cancelable lease agreements were as follows:

(in thousands)
2009	$26,606
2010	22,287
2011	16,868
2012	11,946
2013	7,395
Thereafter	12,619

Total minimum future lease payments	$97,721

Rental expense in 2008, 2007 and 2006 for operating leases totaled $36,032,000, $33,381,000 and $30,338,000, respectively.

Legal Proceedings

The Company is involved in numerous pending or threatened proceedings by or against Brown & Brown, Inc. or one or more of its subsidiaries that arise in the ordinary course of business. The damages that may be claimed against the Company in these various proceedings are in some cases substantial, including in many instances claims for punitive or extraordinary damages. Some of these claims and lawsuits have been resolved, others are in the process of being resolved and others are still in the investigation or discovery phase. The Company will continue to respond appropriately to these claims and lawsuits and to vigorously protect its interests.

Although the ultimate outcome of such matters cannot be ascertained and liabilities in indeterminate amounts may be imposed on Brown & Brown, Inc. or its subsidiaries, on the basis of present information, availability of insurance and legal advice, it is the opinion of management that the disposition or ultimate determination of such claims will not have a material adverse effect on the Company’s consolidated financial position. However, as (i) one or more of the Company’s insurance carriers could take the position that portions of these claims are not covered by the Company’s insurance, (ii) to the extent that payments are made to resolve claims and lawsuits, applicable insurance policy limits are eroded and (iii) the claims and lawsuits relating to these matters are continuing to develop, it is possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by unfavorable resolutions of these matters.

Governmental Investigations Regarding Compensation Practices

As disclosed in prior years, offices of the Company are parties to profit-sharing contingent commission agreements with certain insurance companies, including agreements providing for potential payment of revenue-sharing commissions by insurance companies based primarily on the overall profitability of the aggregate business written with those insurance companies and/or additional factors such as retention ratios and the overall volume of business that an office or offices place with those insurance companies. Additionally, to a lesser extent, some offices of the Company are parties to override commission agreements with certain insurance companies, which provide for commission rates in excess of standard commission rates to be applied to specific lines of business, such as group health business, and which are based primarily on the overall volume of business that such office or offices placed with those insurance companies. The Company has not chosen to discontinue receiving profit-sharing contingent commissions or override commissions.

Governmental agencies such as departments of insurance and offices of attorneys general, in a number of states have looked or are looking into issues related to compensation practices in the insurance industry, and the Company continues to respond to written and oral requests for information and/or subpoenas seeking information related to this topic. The Company is currently in litigation commenced by the Company against the Attorney General’s Office in Connecticut in an effort to protect the confidentiality of information sought by, or produced in response to, a subpoena. In addition, agencies in Arizona, Virginia, Washington and Florida have concluded their respective investigations of subsidiaries of Brown & Brown, Inc. based in those states.

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

NOTE 14    Business Concentrations

A significant portion of business written by Brown & Brown is for customers located in California, Florida, Michigan, New Jersey, New York, Pennsylvania, Texas and Washington. Accordingly, the occurrence of adverse economic conditions, an adverse regulatory climate or a disaster in any of these states could have a material adverse effect on Brown & Brown’s business, although no such conditions have been encountered in the past.

For the year ended December 31, 2008, approximately 5.2% of Brown & Brown’s total revenues were derived from insurance policies underwritten by one insurance company. For the year ended December 31, 2007, approximately 5.3% and 5.3% of Brown & Brown’s total revenues were derived from insurance policies underwritten by the same two separate insurance companies, respectively. For the year ended December 31, 2006, approximately 5.3% and 4.9% of Brown & Brown’s total revenues were derived from insurance policies underwritten by the same two separate insurance companies, respectively. Should these insurance companies seek to terminate their arrangement with Brown & Brown, the Company believes that other insurance companies are available to underwrite the business, although some additional expense and loss of market share could possibly result. No other insurance company accounts for 5% or more of Brown & Brown’s total revenues.

NOTE 15    Quarterly Operating Results (Unaudited)

Quarterly operating results for 2008 and 2007 were as follows:

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
Total revenues	$256,715	$241,720	$247,029	$232,090
Total expenses	$172,131	$175,126	$179,935	$177,864
Income before income taxes	$84,584	$66,594	$67,094	$54,226
Net income	$51,760	$40,398	$40,593	$33,373
Net income per share:
Basic	$0.37	$0.29	$0.29	$0.24
Diluted	$0.37	$0.29	$0.29	$0.24

2007
Total revenues	$258,513	$246,644	$237,284	$217,226
Total expenses	$160,411	$162,148	$161,849	$163,732
Income before income taxes	$98,102	$84,496	$75,435	$53,494
Net income	$59,727	$52,012	$46,216	$33,004
Net income per share:
Basic	$0.43	$0.37	$0.33	$0.23
Diluted	$0.42	$0.37	$0.33	$0.23

Quarterly financial information is affected by seasonal variations. The timing of profit-sharing contingent commissions, policy renewals and acquisitions may cause revenues, expenses and net income to vary significantly between quarters.

NOTE 16    Segment Information

Brown & Brown’s business is divided into four reportable segments: the Retail Division, which provides a broad range of insurance products and services to commercial, public and quasi-public entities, and to professional and individual customers; the Wholesale Brokerage Division, which markets and sells excess and surplus commercial and personal lines insurance, and reinsurance, primarily through independent agents and brokers; the National Programs Division, which is comprised of two units Professional Programs, which provides professional liability and related package products for certain professionals delivered through nationwide networks of independent agents, and Special Programs, which markets targeted products and services designed for specific industries, trade groups, public and quasi-public entities, and market niches; and the Services Division, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside services. Brown & Brown conducts all of its operations within the United States of America, except for one start-up wholesale brokerage operation based in London, England that commenced business in March 2008 and which has earned less than $2.6 million of revenue as of December 31, 2008.

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

	Year Ended December 31, 2008
(in thousands)	Retail	Wholesale Brokerage	National Programs	Services	Other	Total
Total revenues	$590,238	$170,645	$178,286	$32,144	$6,241	$977,554
Investment income	$999	$1,414	$327	$13	$3,326	$6,079
Amortization	$26,827	$10,205	$9,098	$462	$39	$46,631
Depreciation	$6,061	$2,892	$2,693	$421	$1,219	$13,286
Interest expense	$30,287	$18,033	$7,531	$751	$(41,912)	$14,690
Income before income taxes	$138,595	$17,593	$63,287	$7,153	$45,870	$272,498
Total assets	$1,687,137	$618,662	$607,599	$45,360	$(839,178)	$2,119,580
Capital expenditures	$4,152	$4,794	$2,867	$301	$2,001	$14,115

	Year Ended December 31, 2007
(in thousands)	Retail	Wholesale Brokerage	National Programs	Services	Other	Total
Total revenues	$562,438	$178,942	$157,548	$35,392	$25,347	$959,667
Investment income	$260	$2,927	$513	$31	$26,763	$30,494
Amortization	$21,659	$9,237	$9,039	$462	$39	$40,436
Depreciation	$5,723	$2,715	$2,757	$534	$1,034	$12,763
Interest expense	$21,094	$19,188	$9,977	$719	$(37,176)	$13,802
Income before income taxes	$159,304	$27,989	$47,135	$8,655	$68,444	$311,527
Total assets	$1,356,772	$640,931	$570,295	$41,233	$(648,572)	$1,960,659
Capital expenditures	$5,816	$2,835	$1,831	$318	$19,843	$30,643

	Year Ended December 31, 2006
(in thousands)	Retail	Wholesale Brokerage	National Programs	Services	Other	Total
Total revenues	$517,989	$163,346	$157,448	$32,606	$6,615	$878,004
Investment income	$139	$4,017	$432	$45	$6,846	$11,479
Amortization	$19,305	$8,087	$8,718	$343	$45	$36,498
Depreciation	$5,621	$2,075	$2,387	$533	$693	$11,309
Interest expense	$18,903	$18,759	$10,554	$440	$(35,299)	$13,357
Income before income taxes	$145,749	$26,865	$48,560	$7,963	$50,904	$280,041
Total assets	$1,103,107	$618,374	$544,272	$32,554	$(490,355)	$1,807,952
Capital expenditures	$5,952	$2,085	$3,750	$588	$2,604	$14,979

NOTE 17    Subsequent Events

From January 1, 2009 through February 26, 2009, Brown & Brown acquired the assets and assumed certain liabilities of one insurance intermediary. The aggregate purchase price of this acquisition was $23,621,000, which was entirely paid in cash. The insurance intermediary was acquired primarily to expand Brown & Brown’s core retail business and to attract and obtain high-quality individuals.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Brown & Brown, Inc.

Daytona Beach, Florida

We have audited the accompanying consolidated balance sheets of Brown & Brown, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brown & Brown, Inc. and subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Certified Public Accountants

Jacksonville, Florida

March 2, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Brown & Brown, Inc.

Daytona Beach, Florida

We have audited the internal control over financial reporting of Brown & Brown, Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Hunt-Smith-Peabody Insurance Agency, Inc.; LDP Consulting Group, Inc.; W. J. Fowler & Company; Powers & Effler Insurance Brokers, Inc.; Big Sky Underwriters, Inc.; Nathan Stone Insurance Agency, Inc.; Debock & Muth Insurance Agency, Inc.; Dill, Joyce & Thresher, Incorporated; HBA Insurance Group, Inc.; Alpha Benefits Group, Inc.; Fullerton & Company, Inc.; Burt & Associates Benefit Planning, Inc.; Reed Brothers Insurance Group, Inc.; Agency Associates, Inc.; and Gallagher Associates, Inc. (collectively the “2008 Excluded Acquisitions”), which was acquired during 2008 and whose financial statements constitute 17.9 % and 11.7% of net and total assets, respectively, 5.5% of revenues, and 5.7% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2008. Accordingly, our audit did not include the internal control over financial reporting at the 2008 Excluded Acquisitions. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Assessment Report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated March 2, 2009 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

Certified Public Accountants

Jacksonville, Florida

March 2, 2009

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

In conducting Brown & Brown’s evaluation of this effectiveness of its internal control over financial reporting, Brown & Brown has excluded the following acquisitions completed by Brown & Brown during 2008: Hunt-Smith-Peabody Insurance Agency, Inc.; LDP Consulting Group, Inc.; W. J. Fowler & Company; Powers & Effler Insurance Brokers, Inc.; Big Sky Underwriters, Inc.; Nathan Stone Insurance Agency, Inc.; Debock & Muth Insurance Agency, Inc.; Dill, Joyce & Thresher, Incorporated; HBA Insurance Group, Inc.; Alpha Benefits Group, Inc.; Fullerton & Company, Inc.; Burt & Associates Benefit Planning, Inc.; Reed Brothers Insurance Group, Inc.; Agency Associates, Inc.; and Gallagher Associates, Inc. Collectively, these acquisitions represented 17.9% and 11.7% of net and total assets as of December 31, 2008, 5.5% of total revenue and 5.7% of net income for the year ended. Refer to Note 2 to the Consolidated Financial Statements for further discussion of these acquisitions and their impact on Brown & Brown’s Consolidated Financial Statements.

Based on Brown & Brown’s evaluation under the framework in Internal Control — Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2008. Management’s internal control over financial reporting as of December 31, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Brown & Brown, Inc.

Daytona Beach, Florida

March 2, 2009

/s/ J. Hyatt Brown	/s/ Cory T. Walker
J. Hyatt Brown	Cory T. Walker
Chief Executive Officer	Chief Financial Officer

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes in or disagreements with accountants on accounting and financial disclosure in 2008.

ITEM 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of December 31, 2008. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

In conducting Brown & Brown’s evaluation of the effectiveness of its internal controls over financial reporting, Brown & Brown has excluded the following acquisitions completed by Brown & Brown during 2008: Hunt-Smith-Peabody Insurance Agency, Inc.; LDP Consulting Group, Inc.; W. J. Fowler & Company; Powers & Effler Insurance Brokers, Inc.; Big Sky Underwriters, Inc.; Nathan Stone Insurance Agency, Inc.; Debock & Muth Insurance Agency, Inc.; Dill, Joyce & Thresher, Incorporated; HBA Insurance Group, Inc.; Alpha Benefits Group, Inc.; Fullerton & Company, Inc.; Burt & Associates Benefit Planning, Inc.; Reed Brothers Insurance Group, Inc.; Agency Associates, Inc.; and Gallagher Associates, Inc. Collectively, these acquisitions represented 17.9% and 11.7% of our net assets and total assets as of December 31, 2008, respectively, and 5.5% of our total revenue and 5.7% of our net income for the year ended December 31, 2008. Refer to Note 2 to the Consolidated Financial Statements for further discussion of these acquisitions and their impact on Brown & Brown’s Consolidated Financial Statements.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, those controls.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. Management’s Annual Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Internal Controls over Financial Reporting are set forth in Part II, Item 8 of this Annual Report on Form 10-K and are included herein by reference.

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item regarding directors and executive officers is incorporated herein by reference to our definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Shareholders to be held in 2009 (the “2009 Proxy Statement”) under the headings “Management” and “Section 16(a) Beneficial Ownership Reporting.” We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, and controller. A copy of our Code of Ethics for our Chief Executive Officer and our Senior Financial Officers and a copy of our Code of Business Conduct and Ethics applicable to all employees are posted on our Internet website, at www.bbinsurance.com, and are also available upon written request directed to Corporate Secretary, Brown & Brown, Inc., 3101 West Martin Luther King Jr. Blvd., Suite 400, Tampa, Florida 33607, or by telephone request to (813) 222-4277.

ITEM 11.	Executive Compensation.

The information required by this item is incorporated herein by reference to the 2009 Proxy Statement under the heading “Executive Compensation.”

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the 2009 Proxy Statement under the heading “Security Ownership of Management and Certain Beneficial Owners.”

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the 2009 Proxy Statement under the heading “Management — Certain Relationships and Related Transactions.”

ITEM 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to the 2009 Proxy Statement under the heading “Fees Paid to Deloitte & Touche LLP.”

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Report:

1. (a)	Financial statements

Reference is made to the information set forth in Part II, Item 8 of this Report, which information is incorporated by reference.

2.	Consolidated Financial Statement Schedules.

All required Financial Statement Schedules are included in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

3.	Exhibits

The following exhibits are filed as a part of this Report:

3.1	Articles of Amendment to Articles of Incorporation (adopted April 24, 2003) (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 2003), and Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 1999).

3.2	Bylaws (incorporated by reference to Exhibit 3b to Form 10-K for the year ended December 31, 2002).

10.1(a)	Lease of the Registrant for office space at 220 South Ridgewood Avenue, Daytona Beach, Florida dated August 15, 1987 (incorporated by reference to Exhibit 10a(3) to Form 10-K for the year ended December 31, 1993), as amended by Letter Agreement dated June 26, 1995; First Amendment to Lease dated August 2, 1999; Second Amendment to Lease dated December 11, 2001; Third Amendment to Lease dated August 8, 2002; and Fourth Amendment to Lease dated October 26, 2004 (incorporated by reference to Exhibit 10.2(a) to Form 10-K for the year ended December 31, 2005).

10.1(b)	Lease Agreement for office space at 3101 W. Martin Luther King, Jr. Blvd., Tampa, Florida, dated July 1, 2004 and effective May 9, 2005, between Highwoods/Florida Holdings, L.P., as landlord and the Registrant, as tenant (incorporated by reference to Exhibit 10.2(b) to Form 10-K for the year ended December 31, 2005).

10.1(c)	Lease Agreement for office space at Riedman Tower, Rochester, New York, dated January 3, 2001, between Riedman Corporation, as landlord, and the Registrant, as tenant (incorporated by reference to Exhibit 10b(3) to Form 10-K for the year ended December 31, 2001), and Lease for same office space at Riedman Tower, Rochester, New York, dated December 31, 2005, between Riedman Corporation, as landlord, and a subsidiary of the Registrant, as tenant (incorporated by reference to Exhibit 10.2(c) to Form 10-K for the year ended December 31, 2005).

10.2	Indemnity Agreement dated January 1, 1979, among the Registrant, Whiting National Management, Inc., and Pennsylvania Manufacturers’ Association Insurance Company (incorporated by reference to Exhibit 10g to Registration Statement No. 33-58090 on Form S-4).

10.3	Agency Agreement dated January 1, 1979 among the Registrant, Whiting National Management, Inc., and Pennsylvania Manufacturers’ Association Insurance Company (incorporated by reference to Exhibit 10h to Registration Statement No. 33-58090 on Form S-4).

10.4(a)	Employment Agreement, dated as of July 29, 1999, between the Registrant and J. Hyatt Brown (incorporated by reference to Exhibit 10f to Form 10-K for the year ended December 31, 1999).

10.4(b)	Amendment to Employment Agreement, dated December 30, 2008, between the Registrant and J. Hyatt Brown (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 6, 2009).

10.4(c)	Portions of Employment Agreement, dated April 28, 1993 between the Registrant and Jim W. Henderson (incorporated by reference to Exhibit 10m to Form 10-K for the year ended December 31, 1993).

10.4(d)	Employment Agreement, dated as of October 8, 1996, between the Registrant and J. Powell Brown (incorporated by reference to Exhibit 10.4(c) to Form 10-K for the year ended December 31, 2007).

10.5	Registrant’s 2000 Incentive Stock Option Plan for Employees (incorporated by reference to Exhibit 4 to Registration Statement No. 333-43018 on Form S-8 filed on August 3, 2000).

10.6(a)	Registrant’s Stock Performance Plan (incorporated by reference to Exhibit 4 to Registration Statement No. 333-14925 on Form S-8 filed on October 28, 1996).

10.6(b)	Registrant’s Stock Performance Plan as amended, effective January 23, 2008.

10.7	International Swap Dealers Association, Inc. Master Agreement dated as of December 5, 2001 between SunTrust Bank and the Registrant and letter agreement dated December 6, 2001, regarding confirmation of interest rate transaction (incorporated by reference to Exhibit 10p to Form 10-K for the year ended December 31, 2001).

10.8	Note Purchase Agreement, dated as of July 15, 2004, among the Registrant and the listed purchasers of the 5.57% Series A Senior Notes due September 15, 2011 and 6.08% Series B Senior Notes due July 15, 2014 (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended June 30, 2004).

10.9	First Amendment to Amended and Restated Revolving and Term Loan Agreement dated and effective July 15, 2004, by and between the Registrant and SunTrust Bank (incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarter ended June 30, 2004).

10.10	Second Amendment to Revolving Loan Agreement dated and effective July 15, 2004, by and between the Registrant and SunTrust Bank (incorporated by reference to Exhibit 4.3 to Form 10-Q for the quarter ended June 30, 2004).

10.11	Revolving Loan Agreement Dated as of September 29, 2003 By and Among the Registrant and SunTrust Bank (incorporated by reference to Exhibit 10a on Form 10-Q for the quarter ended September 30, 2003).

10.12	Amended and Restated Revolving and Term Loan Agreement Dated as of January 3, 2001 By and Among the Registrant and SunTrust Bank (incorporated by reference to Exhibit 4a to Form 10-K for the year ended December 31, 2000).

10.13	Extension of the Term Loan Agreement between the Registrant and SunTrust Bank (incorporated by reference to Exhibit 10b to Form 10-Q for the quarter ended September 30, 2000).

10.14	Master Shelf and Note Purchase Agreement Dated as of December 22, 2006, by and among the Registrant and Prudential Investment Management, Inc. and certain Prudential affiliates as purchasers of the 5.66% Series C Senior Notes due December 22, 2016 (incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended December 31, 2006).

10.15	Second Amendment to Amended and Restated Revolving and Term Loan Agreement dated as of December 22, 2006 by and between the Registrant and SunTrust Bank (incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended December 31, 2006).

10.16	Third Amendment to Revolving Loan Agreement dated as of December 22, 2006 by and between the Registrant and SunTrust Bank (incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended December 31, 2006).

10.17	Third Amendment to Amended and Restated Revolving and Term Loan Agreement dated as of January 30, 2007 by and between the Registrant and SunTrust Bank (incorporated by reference to Exhibit 10.17 to Form 10-K for the year ended December 31, 2006).

10.18	Fourth Amendment to Revolving Loan Agreement dated as of January 30, 2007 by and between the Registrant and SunTrust Bank (incorporated by reference to Exhibit 10.18 to Form 10-K for the year ended December 31, 2006).

10.19	Amended and Restated Revolving Loan Agreement dated as of June 3, 2008 by and between the Registrant and SunTrust Bank (incorporated by reference to Exhibit 10.19 to Form 8-K filed June 18, 2008).

21	Subsidiaries of the Registrant.

23	Consent of Deloitte & Touche LLP.

24	Powers of Attorney pursuant to which this Form 10-K has been signed on behalf of certain directors of the Registrant.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	Section 1350 Certification by the Chief Financial Officer of the Registrant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROWN & BROWN, INC. Registrant

Date: March 2, 2009	By:	/S/ J. Hyatt Brown
J. Hyatt Brown
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ J. Hyatt Brown	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 2, 2009
J. Hyatt Brown

*	Vice Chairman and Chief Operating Officer, Director	March 2, 2009

Jim W. Henderson

*	President, Director	March 2, 2009
J. Powell Brown

/s/ Cory T. Walker	Sr. Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2009
Cory T. Walker

*	Director	March 2, 2009
Samuel P. Bell, III

*	Director	March 2, 2009
Hugh M. Brown

*	Director	March 2, 2009
Bradley Currey, Jr.

*	Director	March 2, 2009
Theodore J. Hoepner

*	Director	March 2, 2009
Toni Jennings

*	Director	March 2, 2009
Wendell Reilly

*	Director	March 2, 2009
John R. Riedman

*	Director	March 2, 2009
Jan E. Smith

*	Director	March 2, 2009
Chilton D. Varner

*By:	/S/ LAUREL L. GRAMMIG
Laurel L. Grammig
Attorney-in-Fact

EXHIBIT INDEX

3.1	Articles of Amendment to Articles of Incorporation (adopted April 24, 2003) (incorporated by reference to Exhibit 3 to Form 10-Q for the quarter ended March 31, 2003), and Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 1999).

3.2	Bylaws (incorporated by reference to Exhibit 3b to Form 10-K for the year ended December 31, 2002).

10.1(a)	Lease of the Registrant for office space at 220 South Ridgewood Avenue, Daytona Beach, Florida dated August 15, 1987 (incorporated by reference to Exhibit 10a(3) to Form 10-K for the year ended December 31, 1993), as amended by Letter Agreement dated June 26, 1995; First Amendment to Lease dated August 2, 1999; Second Amendment to Lease dated December 11, 2001; Third Amendment to Lease dated August 8, 2002; and Fourth Amendment to Lease dated October 26, 2004 (incorporated by reference to Exhibit 10.2(a) to Form 10-K for the year ended December 31, 2005).

10.1(b)	Lease Agreement for office space at 3101 W. Martin Luther King, Jr. Blvd., Tampa, Florida, dated July 1, 2004 and effective May 9, 2005, between Highwoods/Florida Holdings, L.P., as landlord and the Registrant, as tenant (incorporated by reference to Exhibit 10.2(b) to Form 10-K for the year ended December 31, 2005).

10.1(c)	Lease Agreement for office space at Riedman Tower, Rochester, New York, dated January 3, 2001, between Riedman Corporation, as landlord, and the Registrant, as tenant (incorporated by reference to Exhibit 10b(3) to Form 10-K for the year ended December 31, 2001), and Lease for same office space at Riedman Tower, Rochester, New York, dated December 31, 2005, between Riedman Corporation, as landlord, and a subsidiary of the Registrant, as tenant (incorporated by reference to Exhibit 10.2(c) to Form 10-K for the year ended December 31, 2005).

10.2	Indemnity Agreement dated January 1, 1979, among the Registrant, Whiting National Management, Inc., and Pennsylvania Manufacturers’ Association Insurance Company (incorporated by reference to Exhibit 10g to Registration Statement No. 33-58090 on Form S-4).

10.3	Agency Agreement dated January 1, 1979 among the Registrant, Whiting National Management, Inc., and Pennsylvania Manufacturers’ Association Insurance Company (incorporated by reference to Exhibit 10h to Registration Statement No. 33-58090 on Form S-4).

10.4(a)	Employment Agreement, dated as of July 29, 1999, between the Registrant and J. Hyatt Brown (incorporated by reference to Exhibit 10f to Form 10-K for the year ended December 31, 1999).

10.4(b)	Amendment to Employment Agreement, dated December 30, 2008, between the Registrant and J. Hyatt Brown (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 6, 2009).

10.4(c)	Portions of Employment Agreement, dated April 28, 1993 between the Registrant and Jim W. Henderson (incorporated by reference to Exhibit 10m to Form 10-K for the year ended December 31, 1993).

10.4(d)	Employment Agreement, dated as of October 8, 1996, between the Registrant and J. Powell Brown (incorporated by reference to Exhibit 10.4(c) to Form 10-K for the year ended December 31, 2007).

10.5	Registrant’s 2000 Incentive Stock Option Plan for Employees (incorporated by reference to Exhibit 4 to Registration Statement No. 333-43018 on Form S-8 filed on August 3, 2000).

10.6(a)	Registrant’s Stock Performance Plan (incorporated by reference to Exhibit 4 to Registration Statement No. 333-14925 on Form S-8 filed on October 28, 1996).

10.6(b)	Registrant’s Stock Performance Plan as amended, effective January 23, 2008.

10.7	International Swap Dealers Association, Inc. Master Agreement dated as of December 5, 2001 between SunTrust Bank and the Registrant and letter agreement dated December 6, 2001, regarding confirmation of interest rate transaction (incorporated by reference to Exhibit 10p to Form 10-K for the year ended December 31, 2001).

10.8	Note Purchase Agreement, dated as of July 15, 2004, among the Registrant and the listed purchasers of the 5.57% Series A Senior Notes due September 15, 2011 and 6.08% Series B Senior Notes due July 15, 2014 (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended June 30, 2004).

10.9	First Amendment to Amended and Restated Revolving and Term Loan Agreement dated and effective July 15, 2004, by and between the Registrant and SunTrust Bank (incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarter ended June 30, 2004).

10.10	Second Amendment to Revolving Loan Agreement dated and effective July 15, 2004, by and between the Registrant and SunTrust Bank (incorporated by reference to Exhibit 4.3 to Form 10-Q for the quarter ended June 30, 2004).

10.11	Revolving Loan Agreement Dated as of September 29, 2003 By and Among the Registrant and SunTrust Bank (incorporated by reference to Exhibit 10a on Form 10-Q for the quarter ended September 30, 2003).

10.12	Amended and Restated Revolving and Term Loan Agreement Dated as of January 3, 2001 By and Among the Registrant and SunTrust Bank (incorporated by reference to Exhibit 4a to Form 10-K for the year ended December 31, 2000).

10.13	Extension of the Term Loan Agreement between the Registrant and SunTrust Bank (incorporated by reference to Exhibit 10b to Form 10-Q for the quarter ended September 30, 2000).

10.14	Master Shelf and Note Purchase Agreement Dated as of December 22, 2006, by and among the Registrant and Prudential Investment Management, Inc. and certain Prudential affiliates as purchasers of the 5.66% Series C Senior Notes due December 22, 2016 (incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended December 31, 2006).

10.15	Second Amendment to Amended and Restated Revolving and Term Loan Agreement dated as of December 22, 2006 by and between the Registrant and SunTrust Bank (incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended December 31, 2006).

10.16	Third Amendment to Revolving Loan Agreement dated as of December 22, 2006 by and between the Registrant and SunTrust Bank (incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended December 31, 2006).

10.17	Third Amendment to Amended and Restated Revolving and Term Loan Agreement dated as of January 30, 2007 by and between the Registrant and SunTrust Bank (incorporated by reference to Exhibit 10.17 to Form 10-K for the year ended December 31, 2006).

10.18	Fourth Amendment to Revolving Loan Agreement dated as of January 30, 2007 by and between the Registrant and SunTrust Bank (incorporated by reference to Exhibit 10.18 to Form 10-K for the year ended December 31, 2006).

10.19	Amended and Restated Revolving Loan Agreement dated as of June 3, 2008 by and between the Registrant and SunTrust Bank (incorporated by reference to Exhibit 10.19 to Form 8-K filed June 18, 2008).

21	Subsidiaries of the Registrant.

23	Consent of Deloitte & Touche LLP.

24	Powers of Attorney pursuant to which this Form 10-K has been signed on behalf of certain directors of the Registrant.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	Section 1350 Certification by the Chief Financial Officer of the Registrant.