Form 10-Q
period 2009-03-31
BROWN & BROWN INC
filed 2009-05-11
CIK 79282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the Registrant’s common stock, $.10 par value, outstanding as of May 5, 2009 was 141,538,422.

BROWN & BROWN, INC.

Disclosure Regarding Forward-Looking Statements

Brown & Brown, Inc., together with its subsidiaries (collectively, “we”, “Brown & Brown” or the “Company”), makes “forward-looking statements” within the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995, as amended, throughout this report and in the documents we incorporate by reference into this report. You can identify these statements by forward-looking words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “plan” and “continue” or similar words. We have based these statements on our current expectations about future events. Although we believe the expectations expressed in the forward-looking statements included in this Form 10-Q and those reports, statements, information and announcements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. Many of these factors have previously been identified in filings or statements made by us or on our behalf. Important factors which could cause our actual results to differ materially from the forward-looking statements in this report include the following items, in additions to those matters described in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A “Risk Factors”:

•	Material adverse changes in economic conditions in the markets we serve and in the general economy;

•	Future regulatory actions and conditions in the states in which we conduct our business;

•	Competition from others in the insurance agency, wholesale brokerage, insurance programs and service business;

•

A significant portion of business written by Brown & Brown is for customers located in California, Florida, Indiana, Michigan, New Jersey, New York, Pennsylvania, Texas and Washington. Accordingly, the occurrence of adverse economic conditions, an adverse regulatory climate, or a disaster in any of these states could have a material adverse effect on our business;

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

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS (UNAUDITED)

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share data)	For the three months ended March 31,
	2009	2008
REVENUES
Commissions and fees	$263,964	$253,528
Investment income	310	1,999
Other (loss) income, net	(694)	1,188

Total revenues	263,580	256,715

EXPENSES
Employee compensation and benefits	127,341	121,187
Non-cash stock-based compensation	1,816	1,944
Other operating expenses	35,864	31,204
Amortization	12,385	11,116
Depreciation	3,333	3,246
Interest	3,634	3,434

Total expenses	184,373	172,131

Income before income taxes	79,207	84,584

Income taxes	31,195	32,824

Net income	$48,012	$51,760

Net income per share:
Basic	$0.34	$0.37

Diluted	$0.34	$0.37

Weighted average number of shares outstanding:
Basic	141,558	140,704

Diluted	141,843	141,327

Dividends declared per share	$0.075	$0.07

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED

BALANCE SHEETS

(UNAUDITED)

(in thousands, except per share data)	March 31, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$126,439	$78,557
Restricted cash and investments	140,840	144,750
Short-term investments	7,471	7,511
Premiums, commissions and fees receivable	230,838	244,515
Deferred income taxes	—	14,171
Other current assets	26,821	33,528

Total current assets	532,409	523,032

Fixed assets, net	63,354	63,520
Goodwill	1,044,417	1,023,372
Amortizable intangible assets, net	493,444	495,627
Other assets	13,692	14,029

Total assets	$2,147,316	$2,119,580

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Premiums payable to insurance companies	$367,438	$357,707
Premium deposits and credits due customers	45,008	43,577
Accounts payable	31,802	18,872
Accrued expenses	55,797	96,325
Current portion of long-term debt	6,526	6,162

Total current liabilities	506,571	522,643

Long-term debt	251,427	253,616

Deferred income taxes, net	93,289	90,143

Other liabilities	14,596	11,437

Shareholders’ Equity:
Common stock, par value $0.10 per share; authorized 280,000 shares; issued and outstanding 141,549 at 2009 and 141,544 at 2008	14,155	14,154
Additional paid-in capital	252,478	250,167
Retained earnings	1,014,801	977,407
Accumulated other comprehensive income, net of related income tax effect of $0 at 2009 and $8 at 2008	(1)	13

Total shareholders’ equity	1,281,433	1,241,741

Total liabilities and shareholders’ equity	$2,147,316	$2,119,580

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

CASH FLOWS

(UNAUDITED)

	For the three months ended March 31,
(in thousands)	2009	2008
Cash flows from operating activities:
Net income	$48,012	$51,760
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	12,385	11,116
Depreciation	3,333	3,246
Non-cash stock-based compensation	1,816	1,944
Deferred income taxes	17,325	20,519
Net loss on sales of investments, fixed assets and customer accounts	1,007	60
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Restricted cash and investments decrease	3,910	15,054
Premiums, commissions and fees receivable decrease	15,504	11,181
Other assets decrease (increase)	6,029	(20,518)
Premiums payable to insurance companies increase (decrease)	9,603	(17,383)
Premium deposits and credits due customers increase (decrease)	1,431	(5,256)
Accounts payable increase	12,825	11,709
Accrued expenses (decrease)	(41,022)	(38,638)
Other liabilities increase	1,002	665

Net cash provided by operating activities	93,160	45,459

Cash flows from investing activities:
Additions to fixed assets	(3,158)	(4,061)
Payments for businesses acquired, net of cash acquired	(27,970)	(72,551)
Proceeds from sales of fixed assets and customer accounts	32	2,135
Purchases of investments	(544)	(1,788)
Proceeds from sales of investments	562	50

Net cash used in investing activities	(31,078)	(76,215)

Cash flows from financing activities:
Proceeds from long-term debt	—	25,000
Payments on long-term debt	(4,078)	(6,156)
Issuances of common stock for employee stock benefit plans	496	515
Cash dividends paid	(10,618)	(9,847)

Net cash (used in) provided by financing activities	(14,200)	9,512

Net increase (decrease) in cash and cash equivalents	47,882	(21,244)
Cash and cash equivalents at beginning of period	78,557	38,234

Cash and cash equivalents at end of period	$126,439	$16,990

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 · Nature of Operations

Brown & Brown, Inc., a Florida corporation, and its subsidiaries is a diversified insurance agency, wholesale brokerage, insurance programs and services organization that markets and sells to its customers insurance products and services, primarily in the property and casualty area. Brown & Brown’s business is divided into four reportable segments: the Retail Division, which provides a broad range of insurance products and services to commercial, public and quasi-public entities, professional and individual customers; the Wholesale Brokerage Division, which markets and sells excess and surplus commercial insurance and reinsurance, primarily through independent agents and brokers; the National Programs Division, which is composed of two units — Professional Programs, which provides professional liability and related package products for certain professionals delivered through nationwide networks of independent agents, and Special Programs, which markets targeted products and services designated for specific industries, trade groups, public and quasi-public entities and market niches; and the Services Division, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside services.

NOTE 2 · Basis of Financial Reporting

The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited, condensed, consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

The following table sets forth the computation of basic net income per share and diluted net income per share:

	For the three months ended March 31,
(in thousands, except per share data)	2009	2008
Net income	$48,012	$51,760

Weighted average number of common shares outstanding	141,558	140,704

Dilutive effect of stock options using the treasury stock method	285	623

Weighted average number of shares outstanding	141,843	141,327

Net income per share:
Basic	$0.34	$0.37

Diluted	$0.34	$0.37

NOTE 4 · New Accounting Pronouncements

Business Combinations — In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141R”). SFAS 141R requires an acquirer to recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities, (with only limited exceptions) upon initially obtaining control of an acquired entity even if the acquirer has not acquired 100% of its target. Additionally, the fair value of contingent consideration arrangements (such as earn-out purchase arrangements) at the acquisition date must be included in the purchase price consideration. Transaction costs are expensed as incurred. SFAS 141R also modifies the recognition of pre-acquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. SFAS 141R amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination, either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Effective January 1, 2009, the Company adopted SFAS 141R on a prospective basis. As a result, the recorded purchase price for all acquisitions consummated after January 1, 2009 will include an estimation of the fair value of liabilities associated with any potential earnout provisions. Subsequent changes in these earnout obligations will be recorded in the consolidated statement of income when incurred. Potential earnout obligations are typically based upon future earnings of the acquired entities, usually between one to three years.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3, did not have any material impact on our consolidated financial statements.

In November 2008, the FASB ratified EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting which should be amortized to expense over the period the asset diminished in value. Defensive intangible assets must be recognized at fair value in accordance with SFAS 141R and SFAS 157. EITF 08-7 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of EITF 08-7 did not have any material impact on our consolidated financial statements.

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

NOTE 5 · Business Combinations

Acquisitions in 2009

For the three months ended March 31, 2009, Brown & Brown acquired the assets and assumed certain liabilities of two insurance intermediaries and a book of business (customer accounts). The aggregate purchase price of these acquisitions was $29,256,000 including $26,343,000 of net cash payments, the assumption of $726,000 of liabilities and $2,187,000 of recorded earn-out payables. All of these acquisitions were acquired primarily to expand Brown & Brown’s core businesses and to attract and hire high-quality individuals. Acquisition purchase prices are typically based on a multiple of average annual operating profit earned over a one- to three-year period within a minimum and maximum price range. The recorded purchase price for all acquisitions consummated after January 1, 2009 will include an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations will be recorded in the consolidated statement of income when incurred.

The fair value of earn-out obligations is based on the present value of the expected future payments to be made to the sellers of the acquired businesses in accordance with the provisions outlined in the respective purchase agreements. In determining fair value, the acquired business’s future performance is estimated using financial projections developed by management for the acquired business and reflects market participant assumptions regarding revenue growth and/or profitability. The expected future payments are estimated on the basis of the earn-out formula and performance targets specified in each purchase agreement compared to the associated financial projections. These payments are then discounted to present value using a risk-adjusted rate that takes into consideration the likelihood that the forecasted earn-out payments will be made.

All of these acquisitions have been accounted for as business combinations and are as follows:

(in thousands) Name	Business Segment	2009 Date of Acquisition	Net Cash Paid	Note Payable	Recorded Earn-out Payable	Recorded Purchase Price	Maximum Potential Earn-out Payable
Conner Strong Companies, Inc.	Retail	January 2	$23,621	$—	$—	$23,621	$—
Other	Various	Various	2,722	—	2,187	4,909	2,187

Total			$26,343	$—	$2,187	$28,530	$2,187

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition:

(in thousands)	Conner Strong	Other	Total
Fiduciary cash	$—	$—	$—
Other current assets	556	1,271	1,827
Fixed assets	52	10	62
Goodwill	15,192	2,002	17,194
Purchased customer accounts	7,970	2,194	10,164
Noncompete agreements	—	11	11
Other assets	—	(2)	(2)

Total assets acquired	23,770	5,486	29,256

Other current liabilities	(149)	(577)	(726)

Total liabilities assumed	(149)	(577)	(726)

Net assets acquired	$23,621	$4,909	$28,530

The weighted average useful lives for the above acquired amortizable intangible assets are as follows: purchased customer accounts, 14.9 years; and noncompete agreements, 5.0 years.

Goodwill of $17,194,000 all of which is expected to be deductible for income tax purposes, was assigned to the Retail, Wholesale Brokerage, National Programs and Services Divisions in the amounts of $17,101,000, $93,000, $0 and $0, respectively.

The results of operations for the acquisitions completed during 2009 have been combined with those of the Company since their respective acquisition dates. If the acquisitions had occurred as of the beginning of each period, the Company’s results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

(UNAUDITED)	For the three months ended March 31,
(in thousands, except per share data)	2009	2008
Total revenues	$263,814	$259,632
Income before income taxes	79,294	85,560
Net income	48,065	52,357

Net income per share:
Basic	$0.34	$0.37

Diluted	$0.34	$0.37

Weighted average number of shares outstanding:
Basic	141,558	140,704

Diluted	141,843	141,327

Acquisitions in 2008

For the three months ended March 31, 2008, Brown & Brown acquired the assets and assumed certain liabilities of eight insurance intermediaries, the stock of one insurance intermediary and several book of business (customer accounts). The aggregate purchase price of these acquisitions was $79,367,000, including $71,475,000 of net cash payments, the issuance of $1,987,000 in notes payable and the assumption of $5,905,000 of liabilities. All of these acquisitions were acquired primarily to expand Brown & Brown’s core businesses and to attract and hire high-quality individuals. Acquisition purchase prices are typically based on a multiple of average annual operating profit earned over a one- to three-year period within a minimum and maximum price range. For all acquisitions consummated prior to January 1, 2009, the initial asset allocation of an acquisition is based on the minimum purchase price, and any subsequent earn-out payment is allocated to goodwill. Acquisitions are initially recorded at preliminary fair values. Subsequently, the Company completes the final fair value allocations and any adjustments to assets or liabilities acquired are recorded in the current period.

All of these acquisitions have been accounted for as business combinations and are as follows:

(in thousands)	Business Segment	2008 Date of Acquisition	Net Cash Paid	Notes Payable	Recorded Purchase Price
Name
Smith Peabody & Stiles Insurance Agency	Retail	January 1	$13,285	$—	$13,285
LDP Consulting Group, Inc.	Retail	January 24	39,226	—	39,226
Other	Various	Various	18,964	1,987	20,951

Total			$71,475	$1,987	$73,462

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition:

(in thousands)	Smith Peabody & Stiles	LDP	Other	Total
Fiduciary cash	$—	$166	$—	$166
Other current assets	—	1,121	853	1,974
Fixed assets	75	19	99	193
Goodwill	8,980	29,115	10,771	48,866
Purchased customer accounts	4,218	13,958	9,788	27,964
Noncompete agreements	12	55	126	193
Other assets	—	11	—	11

Total assets acquired	13,285	44,445	21,637	79,367
Other current liabilities	—	(5,219)	(686)	(5,905)

Total liabilities assumed	—	(5,219)	(686)	(5,905)

Net assets acquired	$13,285	$39,226	$20,951	$73,462

The weighted average useful lives for the above acquired amortizable intangible assets are as follows: purchased customer accounts, 15.0 years; and noncompete agreements, 5.0 years.

Goodwill of $48,866,000, all of which is expected to be deductible for income tax purposes, was assigned to the Retail, Wholesale Brokerage, National Programs and Services Divisions in the amounts of $47,767,000, $779,000, $320,000 and $0, respectively.

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

	For the three months ended March 31,
(UNAUDITED)
(in thousands, except per share data)	2008	2007
Total revenues	$258,531	$266,392
Income before income taxes	85,285	101,023
Net income	52,189	61,505

Net income per share:
Basic	$0.37	$0.44

Diluted	$0.37	$0.44

Weighted average number of shares outstanding:
Basic	140,704	140,221

Diluted	141,327	141,194

For acquisitions consummated prior to January 1, 2009, additional consideration paid to sellers as a result of purchase price “earn-out” provisions are recorded as adjustments to intangible assets when the contingencies are settled. The net additional consideration paid by the Company in 2009 as a result of these adjustments totaled $3,881,000, of which $3,851,000 was allocated to goodwill and $30,000 to noncompete agreements. Of the $3,881,000 net additional consideration paid, $1,627,000 was paid in cash and $2,254,000 was issued in notes payable. The net additional consideration paid by the Company in 2008 as a result of these adjustments totaled $1,298,000, all of which was allocated to goodwill. Of the $1,298,000 net additional consideration paid, $1,242,000 was paid in cash and $56,000 was issued in notes payable. As of March 31, 2009, the maximum future contingency payments related to acquisitions totaled $202,706,000.

NOTE 6 · Goodwill

Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. Brown & Brown completed its most recent annual assessment as of November 30, 2008 and identified no impairment as a result of the evaluation.

The changes in goodwill for the three months ended March 31, 2009 are as follows:

(in thousands)	Retail	Wholesale Brokerage	National Programs	Services	Total
Balance as of January 1, 2009	$620,588	$246,216	$147,298	$9,270	$1,023,372
Goodwill of acquired businesses	20,855	190	—	—	21,045
Goodwill disposed of relating to sales of businesses	—	—	—	—	—

Balance as of March 31, 2009	$641,443	$246,406	$147,298	$9,270	$1,044,417

NOTE 7 · Amortizable Intangible Assets

Amortizable intangible assets at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009				December 31, 2008
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (years)
Purchased customer accounts	$735,108	$(243,835)	$491,273	14.9	$724,953	$(231,748)	$493,205	14.9
Noncompete agreements	24,497	(22,326)	2,171	7.3	24,455	(22,033)	2,422	7.3

Total	$759,605	$(266,161)	$493,444		$749,408	$(253,781)	$495,627

Amortization expense for other amortizable intangible assets for the years ending December 31, 2009, 2010, 2011, 2012 and 2013 is estimated to be $49,433,000, $48,744,000, $47,311,000, $46,695,000, and $45,794,000, respectively.

NOTE 8 · Investments

Investments consisted of the following:

	March 31, 2009		December 31, 2008
	Carrying Value		Carrying Value
(in thousands)	Current	Non- Current	Current	Non- Current
Available-for-sale marketable equity securities	$25	$—	$46	$—
Non-marketable equity securities and certificates of deposit	7,446	287	7,465	287

Total investments	$7,471	$287	$7,511	$287

The following table summarizes available-for-sale securities:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable equity securities:
March 31, 2009	$25	$—	$(1)	$24
December 31, 2008	$25	$21	$—	$46

The following table summarizes the proceeds and realized gains/(losses) on non-marketable equity securities and certificates of deposit for the three months ended March 31, 2009 and 2008:

(in thousands)	Proceeds	Gross Realized Gains	Gross Realized Losses
For the three months ended:
March 31, 2009	$562	$—	$—
March 31, 2008	$50	$78	$—

NOTE 9 · Long-Term Debt

Long-term debt at March 31, 2009 and December 31, 2008 consisted of the following:

(in thousands)	2009	2008
Unsecured senior notes	$250,000	$250,000
Acquisition notes payable	7,860	9,665
Revolving credit facility	—	—
Other notes payable	93	113

Total debt	257,953	259,778
Less current portion	(6,526)	(6,162)

Long-term debt	$251,427	$253,616

In 2004, the Company completed a private placement of $200.0 million of unsecured senior notes (the “Notes”). The $200.0 million is divided into two series: (1) Series A, which closed on September 15, 2004, for $100.0 million due in 2011 and bearing interest at 5.57% per year; and (2) Series B, which closed on July 15, 2004, for $100.0 million due in 2014 and bearing interest at 6.08% per year. Brown & Brown used the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. As of March 31, 2009 and December 31, 2008, there was an outstanding balance of $200.0 million on the Notes.

On December 22, 2006, the Company entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). The Purchaser also purchased Notes issued by the Company in 2004. The Master Agreement provides for a $200.0 million private uncommitted “shelf” facility for the issuance of senior unsecured notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten years, as the parties may determine. The Master Agreement includes various covenants, limitations and events of default similar to the Notes issued in 2004. The initial issuance of notes under the Master Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.66% per year. On February 1, 2008, $25.0 million in Series D Senior Notes due January 15, 2015, with a fixed interest rate of 5.37% per year were issued. As of March 31, 2009 and December 31, 2008 there was an outstanding balance of $50.0 million under the Master Agreement.

On June 12, 2008, the Company entered into an Amended and Restated Revolving Loan Agreement (the “Loan Agreement”) with a national banking institution that was dated as of June 3, 2008, amending and restating the existing Revolving Loan Agreement dated September 29, 2003, as amended (the “Revolving Agreement”), in order to increase the lending commitment to $50.0 million (subject to potential increases up to $100.0 million) and to extend the maturity date from December 20, 2011 to June 3, 2013. The Revolving Agreement initially provided for a revolving credit facility in the maximum principal amount of $75.0 million. After a series of amendments that provided covenant exceptions for the notes issued or to be issued under the Master Agreement and relaxed or deleted certain other covenants, the maximum principal amount was reduced to $20.0 million. The calculation of interest and fees is generally based on the Company’s quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization, and non-cash stock-based compensation. Interest is charged at a rate equal to 0.50% to 1.00% above the London Interbank Offering Rate (“LIBOR”) or 1.00% below the base rate, each as more fully defined in the Loan Agreement. Fees include an upfront fee, an availability fee of 0.10% to 0.20%, and a letter of credit usage fee of 0.50% to 1.00%. The Loan Agreement contains various covenants, limitations, and events of default customary for similar facilities for similar borrowers. The 90-day LIBOR was 1.19% and 1.43% as of March 31, 2009 and December 31, 2008, respectively. There were no borrowings against this facility at March 31, 2009 or December 31, 2008.

All three of these outstanding credit agreements require Brown & Brown to maintain certain financial ratios and comply with certain other covenants. Brown & Brown was in compliance with all such covenants as of March 31, 2009 and December 31, 2008.

Acquisition notes payable represent debt incurred to former owners of certain insurance operations acquired by Brown & Brown. These notes and future contingent payments are payable in monthly, quarterly and annual installments through April 2011, including interest in the range from 0.0% to 6.0%.

NOTE 10 · Supplemental Disclosures of Cash Flow Information and Non-Cash Financing and Investing Activities

	For the three months ended March 31,
(in thousands)	2009	2008
Cash paid during the period for:
Interest	$6,171	$5,778
Income taxes	$5,950	$124

Brown & Brown’s significant non-cash investing and financing activities are summarized as follows:

	For the three months ended March 31,
(in thousands)	2009	2008
Unrealized holding (loss) gain on available-for-sale securities, net of tax benefit of $8 for 2009; net of tax effect of $1 for 2008	$(14)	$1
Notes payable issued or assumed for purchased customer accounts	$2,253	$2,042

NOTE 11 · Comprehensive Income

The components of comprehensive income, net of related income tax effects, are as follows:

	For the three months ended March 31,
(in thousands)	2009	2008
Net income	$48,012	$51,760
Net unrealized holding (loss) gain on available-for-sale securities	(14)	1

Comprehensive income	$47,998	$51,761

NOTE 12 · Legal and Regulatory Proceedings

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

For a more complete discussion of the foregoing matters, please see Item 3 of Part I of our Annual Report on Form 10-K filed with the Securities and Exchange Commission for our fiscal year ended December 31, 2008 and Note 13 to the Consolidated Financial Statements contained in Item 8 of Part II thereof.

NOTE 13 · Segment Information

Brown & Brown’s business is divided into four reportable segments: the Retail Division, which provides a broad range of insurance products and services to commercial, governmental, professional and individual customers; the Wholesale Brokerage Division, which markets and sells excess and surplus commercial and personal lines insurance, and reinsurance, primarily through independent agents and brokers; the National Programs Division, which is comprised of two units—Professional Programs, which provides professional liability and related package products for certain professionals delivered through nationwide networks of independent agents, and Special Programs, which markets targeted products and services designed for specific industries, trade groups, public and quasi-public entities, and market niches; and the Services Division, which provides insurance-related services, including third-party administration, consulting for the workers’ compensation and employee benefit self-insurance markets, managed healthcare services and Medicare set-aside services. Brown & Brown conducts all of its operations within the United States of America except for one start-up wholesale brokerage operation based in London, England that commenced business in March 2008 and had $2.6 million of revenues for the year ended December 31, 2008.

Summarized financial information concerning Brown & Brown’s reportable segments for the three months ended March 31, 2009 and 2008 is shown in the following table. The “Other” column includes any income and expenses not allocated to reportable segments and corporate-related items, including the inter-company interest expense charge to the reporting segment.

	For the three months ended March 31, 2009
(in thousands)	Retail	Wholesale Brokerage	National Programs	Services	Other	Total
Total revenues	$158,050	$38,981	$57,921	$8,091	$537	$263,580
Investment income	64	29	1	6	210	310
Amortization	7,432	2,559	2,269	115	10	12,385
Depreciation	1,544	716	660	100	313	3,333
Interest	8,523	3,901	1,469	193	(10,452)	3,634
Income before income taxes	38,040	2,989	26,394	1,722	10,062	79,207
Total assets	1,727,803	635,991	616,140	45,526	(878,144)	2,147,316
Capital expenditures	1,146	1,044	1,083	7	(122)	3,158

	For the three months ended March 31, 2008
(in thousands)	Retail	Wholesale Brokerage	National Programs	Services	Other	Total
Total revenues	$157,213	$46,334	$44,070	$7,938	$1,160	$256,715
Investment income	191	459	109	5	1,235	1,999
Amortization	6,218	2,498	2,275	115	10	11,116
Depreciation	1,460	738	641	112	295	3,246
Interest	6,331	4,797	2,117	194	(10,005)	3,434
Income before income taxes	47,332	7,236	16,036	1,776	12,204	84,584
Total assets	1,466,811	643,717	553,612	40,193	(718,184)	1,986,149
Capital expenditures	1,168	1,246	396	55	1,196	4,061

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION UPDATES THE MD&A CONTAINED IN THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED IN 2008, AND THE TWO DISCUSSIONS SHOULD BE READ TOGETHER.

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

The volume of business from new and existing insured customers, fluctuations in insurable exposure units and changes in general economic and competitive conditions all affect our revenues. For example, level rates of inflation or a continuing general decline in economic activity could limit increases in the values of insurable exposure units. Conversely, the increasing costs of litigation settlements and awards have caused some customers to seek higher levels of insurance coverage. Historically, our revenues have continued to grow as a result of an intense focus by us on net new business growth and acquisitions.

Our culture is a strong, decentralized sales culture with a focus on consistent, sustained growth over the long term. Our senior leadership group includes 11 executive officers with regional responsibility for oversight of designated operations within the Company. Our publicly announced succession plan calls for J. Powell Brown, who currently serves as President of Brown & Brown, Inc., to succeed his father, J. Hyatt Brown, when he steps down from the position of Chief Executive Officer in July 2009. The plan also envisions that Mr. Hyatt Brown will continue to serve as Chairman of the Board, and will continue to be actively involved with acquisitions and recruitment.

We have increased annual revenues from $95.6 million in 1993 (as originally stated, without giving effect to any subsequent acquisitions accounted for under the pooling-of-interests method of accounting) to $977.6 million in 2008, a compound annual growth rate of 16.8%. In the same period, we increased annual net income from $8.0 million (as originally stated, without giving effect to any subsequent acquisitions accounted for under the pooling-of-interests method of accounting) to $166.1 million in 2008, a compound annual growth rate of 22.4%. From 1993 through 2006, excluding the historical impact of poolings, our pre-tax margins (income before income taxes and minority interest divided by total revenues) improved in all but one year, and in that year, the pre-tax margin was essentially flat. These improvements resulted primarily from net new business growth (new business production offset by lost business), revenues generated by acquisitions, and continued operating efficiencies.

We experienced increased overall revenue growth in 2008, which was primarily attributable to our acquisition in 2008 of 45 agency entities and several books of business (customer accounts) that generated total annualized revenues of approximately $120.2 million. In the first quarter of 2009, we acquired two agency entities and a book of business (customer accounts) that generated total annualized revenues of approximately $11.4 million.

Despite this increased overall revenue growth, however, the past two years have posed significant challenges for us and for our industry in the form of a prevailing decline in insurance premium rates, commonly referred to as a “soft market,” increased significant governmental involvement in the Florida insurance marketplace and beginning in the second half of 2008, increased pressure on the value of insurable exposure units as the consequence of the general weakening of the economy in the United States. Due to these challenges, among others, we have suffered substantial loss of revenues. While insurance premium rates declined during most of 2008 in most lines of coverage, the rate of the decline seemed to slow in the second half of the year and the first quarter of 2009. In 2009, continued declining exposure units are likely to have a greater negative impact on our commissions and fees revenues than will any declining insurance premium rates.

We also earn “profit-sharing contingent commissions,” which are profit-sharing commissions based primarily on underwriting results, but may also reflect considerations for volume, growth and/or retention. These commissions are primarily received in the first and second quarters of each year, based on underwriting results and the other aforementioned considerations for the prior year(s). Over the last three years, profit-sharing contingent commissions have averaged approximately 6.1% of the previous year’s total commissions and fees revenue. Profit-sharing contingent commissions are typically included in our total commissions and fees in the Consolidated Statements of Income in the year received. The term “core commissions and fees” that we use herein excludes profit-sharing contingent commissions and therefore represents the revenues earned directly from specific insurance policies sold, and specific fee-based services rendered. In 2007 and 2008, six national insurance companies announced the replacement of the current loss-ratio based profit-sharing contingent commission calculation with a more guaranteed fixed-based methodology, referred to as “Guaranteed Supplemental Commissions” (“GSC”). Since this new GSC is not subject to the uncertainty of loss ratios, earnings are accrued throughout the year based on actual premiums written and included in our calculations of “core commissions and fees”. As of December 31, 2008, $13.4 million was earned from GSC during 2008. Most of this total was collected in the first quarter of 2009. For the three months ended March 31, 2009 and 2008, $4.4 million and $2.8 million, respectively was earned from GSC.

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

Investment income historically consists primarily of interest earnings on premiums and advance premiums collected and held in a fiduciary capacity before being remitted to insurance companies. Our policy is to invest available funds in high-quality, short-term fixed income investment securities. As a result of the bank liquidity and solvency issues in the United States in the last quarter of 2008, we moved substantial amounts of our cash into non-interest bearing checking accounts so that they would be fully insured by the Federal Depository Insurance Corporation (“FDIC”) or into money-market investment funds, (a portion of which recently became FDIC insured) of SunTrust and Wells Fargo, two large banks. Investment income also includes gains and losses realized from the sale of investments.

Florida Insurance Overview

Many states have established “Residual Markets”, which are governmental or quasi-governmental insurance facilities that provide coverage to individuals and/or businesses that cannot buy insurance in the private marketplace, i.e., “insurers of last resort”. These facilities can be for any type of risk or exposure; however, the most common are usually automobile or high-risk property coverage. Residual Markets can also be referred to as: FAIR Plans, Windstorm Pools, Joint Underwriting Associations, or may even be given names styled after the private sector such as “Citizens Property Insurance Corporation”.

In August 2002, the Florida Legislature created “Citizens Property Insurance Corporation” (“Citizens”) to be the “insurer of last resort” in Florida and Citizens therefore charged insurance rates that were higher than those prevailing in the general private insurance marketplace. In each of 2004 and 2005, four major hurricanes made landfall in Florida, and as a result of the significant insurance property losses, insurance rates increased in 2006. To counter the increased property insurance rates, the State of Florida instructed Citizens to essentially cut its property insurance rates in half beginning in January 2007. By state law, Citizens has guaranteed these rates through January 1, 2010. Therefore, Citizens became one of the most, if not the most, competitive risk-bearers for a large percentage of the commercial habitational coastal property exposures, such as condominiums, apartments, and certain assisted living facilities. Additionally, Citizens became the only reasonably available insurance market for certain homeowner policies throughout Florida. By the end of 2007 and throughout 2008 and the first quarter of 2009, Citizens was one of the largest underwriters of coastal property exposures in Florida.

Since Citizens became the principal direct competitor of the insurance carriers that underwrite the condominium program administered by Florida Intracoastal Underwriters (“FIU”), one of our indirect subsidiaries, and the excess and surplus lines insurers represented by our Florida-based wholesale brokers such as Hull & Company, another of our subsidiaries, these operations lost significant amounts of revenue to Citizens during 2007. During 2008, FIU’s revenues were relatively flat and therefore, Citizens’s impact was not as dramatic as in 2007. However, Citizens continued to be very competitive against the excess and surplus lines insurers and therefore significantly negatively affected the revenues of our Florida-based wholesale brokerage operations.

Citizens’s impact on our Florida Retail Division was less severe than on our National Program and Wholesale Brokerage Divisions, because to our Florida Retail Division, Citizens represents another risk-bearer with which to write business, although at slightly lower commission rates and greater difficulty in placing coverage. Citizens’s rates for 2009 will remain relatively unchanged; however, if pending legislation is signed into law, Citizens’s rates will increase by approximately 10% effective January 1, 2010.

Company Overview – First Quarter of 2009

For the ninth consecutive quarter, we recorded negative internal revenue growth of our commissions and fees revenues as a direct result of the continuing “soft market,” the competitiveness of Citizens, and the general weakness of the economy since the second half of 2008. Our total commissions and fees revenues excluding the effect of recent acquisitions, profit-sharing contingencies and sales of books of businesses over the last three months, had a negative internal growth rate of (2.2)%. Offsetting the negative internal growth rate was a strong quarter of revenue from acquisitions completed in 2008 and the first quarter of 2009.

Acquisitions

During the first quarter of 2009, we acquired the assets and assumed certain liabilities of two insurance intermediary operations, and a book of business (customer accounts). The aggregate purchase price was $29.3 million, including $26.4 million of net cash payments, the issuance, the assumption of $0.7 million of liabilities and $2.2 million of recorded earn-out payables. These acquisitions had estimated aggregate annualized revenues of $11.4 million.

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

We believe that of our significant accounting and reporting policies, the more critical policies include our accounting for revenue recognition, business acquisitions and purchase price allocations, intangible asset impairments and reserves for litigation. In particular, the accounting for these areas requires significant judgments to be made by management. Different assumptions in the application of these policies could result in material changes in our consolidated financial position or consolidated results of operations. Refer to Note 1 in the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2008 on file with the Securities and Exchange Commission (“SEC”) for details regarding our critical and significant accounting policies. In addition, refer to Note 4 in the “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, for a description of the new accounting rules governing business acquisitions.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes.

Financial information relating to our Condensed Consolidated Financial Results for the three-month periods ended March 31, 2009 and 2008 is as follows (in thousands, except percentages):

	For the three months ended March 31,
	2009	2008	% Change
REVENUES
Commissions and fees	$234,038	$217,181	7.8%
Profit-sharing contingent commissions	29,926	36,347	(17.7)%
Investment income	310	1,999	(84.5)%
Other (loss) income, net	(694)	1,188	NMF

Total revenues	263,580	256,715	2.7%

EXPENSES
Employee compensation and benefits	127,341	121,187	5.1%
Non-cash stock-based compensation	1,816	1,944	(6.6)%
Other operating expenses	35,864	31,204	14.9%
Amortization	12,385	11,116	11.4%
Depreciation	3,333	3,246	2.7%
Interest	3,634	3,434	5.8%

Total expenses	184,373	172,131	7.1%

Income before income taxes	79,207	84,584	(6.4)%

Income taxes	31,195	32,824	(5.0)%

NET INCOME	$48,012	$51,760	(7.2)%

Net internal growth rate – core commissions and fees	(2.2)%	(4.1)%
Employee compensation and benefits ratio	48.3%	47.2%
Other operating expenses ratio	13.6%	12.2%

Capital expenditures	$3,158	$4,061
Total assets at March 31, 2009 and 2008	$2,147,316	$1,986,149

Commissions and Fees

Commissions and fees, including profit-sharing contingent commissions, for the first quarter of 2009 increased $10.4 million, or 4.1%, over the same period in 2008. Profit-sharing contingent commissions for the first quarter of 2009 decreased $6.4 million from the first quarter of 2008, to $29.9 million due to the insurance carriers’ lower profitability in 2008 compared with 2007. Core commissions and fees are our commissions and fees, less (i) profit-sharing contingent commissions and (ii) divested business (commissions and fees generated from offices, books of business or niches sold or terminated). Core commissions and fees revenue for the first quarter of 2009 increased $18.7 million, of which approximately $23.4 million represents core commissions and fees from agencies acquired since the first quarter of 2008. After divested business of $1.9 million, the remaining net decrease of $4.7 million represents net lost business, which reflects a (2.2%) internal growth rate for core commissions and fees.

Investment Income

Investment income for the three months ended March 31, 2009 decreased $1.7 million, or 84.5%, from the same period in 2008 due mainly to lower investment yields.

Other (Loss) Income, net

Other (loss) income for the three months ended March 31, 2009 was a loss of $0.7 million, compared with an income of $1.2 million in the same period in 2008. Other income consists primarily of gains and losses from the sale and disposition of assets. Although we are not in the business of selling customer accounts, we periodically will sell an office or a book of business (one or more customer accounts) that does not produce reasonable margins or demonstrate a potential for growth.

Employee Compensation and Benefits

Employee compensation and benefits for the first quarter of 2009 increased $6.2 million, or 5.1%, over the same period in 2008. This increase is primarily related to the addition of new employees from acquisitions completed since April 1, 2008. Employee compensation and benefits as a percentage of total revenue increased to 48.3% for the first quarter of 2009, from 47.2% for the first quarter of 2008. This increase in the expense percentage represents approximately $6.2 million in net additional costs, of which $9.9 million relates to acquisitions that were stand-alone offices. Therefore, excluding the impact of acquisitions of stand-alone offices, there was a net reduction of $3.7 million in employee compensation and benefits which mainly represents lower profit center bonuses, salaries and commissioned producer expense.

Non-Cash Stock-Based Compensation

Non-cash stock-based compensation for the three months ended March 31, 2009 decreased approximately $0.1 million, or 6.6%, from the same period in 2008. For the entire year of 2009, we expect the total non-cash stock-based compensation expense to be approximately $7.5 million, as compared with the total cost of $7.3 million for the year 2008. The increased annual estimated cost primarily relates to new grants of performance stock (PSP) and incentive stock options issued in February 2008.

Other Operating Expenses

Other operating expenses for the first quarter of 2009 increased $4.7 million, or 14.9%, over the same period in 2008. Acquisitions since April 1, 2008 that resulted in stand-alone offices resulted in approximately $2.4 million of this increase in other operating expenses. Therefore, there was a net increase in other operating expenses of approximately $2.3 million with respect to offices in existence in the first quarters of both 2009 and 2008. Of this $2.3 million increase, approximately $1.4 million was the result of increased error and omission expenses and reserves, and approximately $0.9 million was from increased bad debt write-offs.

Amortization

Amortization expense for the first quarter of 2009 increased $1.3 million, or 11.4%, over the first quarter of 2008. This increase is primarily due to the amortization of additional intangible assets as the result of acquisitions completed since April 1, 2008.

Depreciation

Depreciation expense for the first quarter of 2009 increased $0.1 million, or 2.7%, over the first quarter of 2008. This increase is due primarily to the purchase of new computers, related equipment and software, and the depreciation associated with acquisitions completed since April 1, 2008.

Interest Expense

Interest expense for the first quarter of 2009 increased $0.2 million, or 5.8%, over the same period in 2008 as a result of borrowing an additional $25.0 million on February 1, 2008.

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

The internal growth rates for our core commissions and fees for the three months ended March 31, 2009 and 2008, by divisional units are as follows (in thousands, except percentages):

2009	For the three months ended March 31,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
	2009	2008
Florida Retail	$40,131	$41,227	$(1,096)	(2.7)%	$3,667	$(4,763)	(11.6)%
National Retail	77,527	70,156	7,371	10.5%	11,443	(4,072)	(5.8)%
Western Retail	25,293	21,087	4,206	19.9%	7,566	(3,360)	(15.9)%

Total Retail(1)	142,951	132,470	10,481	7.9%	22,676	(12,195)	(9.2)%

Wholesale Brokerage	34,462	36,878	(2,416)	(6.6)%	718	(3,134)	(8.5)%

Professional Programs	10,572	10,245	327	3.2%	—	327	3.2%
Special Programs	37,968	27,800	10,168	36.6%	—	10,168	36.6%

Total National Programs	48,540	38,045	10,495	27.6%	—	10,495	27.6%

Services	8,085	7,933	152	1.9%	—	152	1.9%

Total Core Commissions and Fees	$234,038	$215,326	$18,712	8.7%	$23,394	$(4,682)	(2.2)%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Condensed Consolidated Statements of Income for the three months ended March 31, 2009 and 2008 is as follows (in thousands, except percentages):

	For the three months ended March 31,
	2009	2008
Total core commissions and fees	$234,038	$215,326
Profit-sharing contingent commissions	29,926	36,347
Divested business	—	1,855

Total commission and fees	$263,964	$253,528

(1)	The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 13 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

2008	For the three months ended March 31,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
	2008	2007
Florida Retail	$41,635	$43,891	$(2,256)	(5.1)%	$921	$(3,177)	(7.2)%
National Retail	70,685	51,701	18,984	36.7%	19,842	(858)	(1.7)%
Western Retail	21,704	22,426	(722)	(3.2)%	262	(984)	(4.4)%

Total Retail(1)	134,024	118,018	16,006	13.6%	21,025	(5,019)	(4.3)%

Wholesale Brokerage	37,039	37,267	(228)	(0.6)%	4,979	(5,207)	(14.0)%

Professional Programs	10,385	10,438	(53)	(0.5)%	—	(53)	(0.5)%
Special Programs	27,800	24,484	3,316	13.5%	131	3,185	13.0%

Total National Programs	38,185	34,922	3,263	9.3%	131	3,132	9.0%

Services	7,933	8,954	(1,021)	(11.4)%	—	(1,021)	(11.4)%

Total Core Commissions and Fees	$217,181	$199,161	$18,020	9.0%	$26,135	$(8,115)	(4.1)%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Condensed Consolidated Statements of Income for the three months ended March 31, 2008 and 2007 is as follows (in thousands, except percentages):

	For the three months ended March 31,
	2008	2007
Total core commissions and fees	$217,181	$199,161
Profit-sharing contingent commissions	36,347	44,057
Divested business	—	2,341

Total commission and fees	$253,528	$245,559

(1)	The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 13 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

Retail Division

The Retail Division provides a broad range of insurance products and services to commercial, public and quasi-public, professional and individual insured customers. More than 96.0% of the Retail Division’s commissions and fees revenues are commission-based. Since the majority of our operating expenses do not change as premiums fluctuate, we believe that most of any fluctuation in the commissions, net of related compensation that we receive will be reflected in our pre-tax income.

Financial information relating to Brown & Brown’s Retail Division for the three month-periods ended March 31, 2009 and 2008 is as follows (in thousands, except percentages):

	For the three months ended March 31,
	2009	2008	% Change
REVENUES
Commissions and fees	$142,681	$133,810	6.6%
Profit-sharing contingent commissions	16,170	21,928	(26.3)%
Investment income	64	191	(66.5)%
Other (loss) income, net	(865)	1,284	(167.4	) %

Total revenues	158,050	157,213	0.5%

EXPENSES
Employee compensation and benefits	76,580	72,157	6.1%
Non-cash stock-based compensation	1,190	915	30.1%
Other operating expenses	24,741	22,800	8.5%
Amortization	7,432	6,218	19.5%
Depreciation	1,544	1,460	5.8%
Interest	8,523	6,331	34.6%

Total expenses	120,010	109,881	9.2%

Income before income taxes	$38,040	$47,332	(19.6)%

Net internal growth rate – core commissions and fees	(9.2)%	(4.3)%
Employee compensation and benefits ratio	48.5%	45.9%
Other operating expenses ratio	15.7%	14.5%
Capital expenditures	$1,146	$1,168
Total assets at March 31, 2009 and 2008	$1,727,803	$1,466,811

The Retail Division’s total revenues during the three months ended March 31, 2009 increased 0.5%, or $ 0.8 million, over the same period in 2008, to $158.1 million. Profit-sharing contingent commissions for the first quarter of 2009 decreased $5.8 million, or 26.3%, from the first quarter of 2008. Of the $8.9 million net increase in commissions and fees, (i) an increase of approximately $22.7 million related to the core commissions and fees from acquisitions that had no comparable revenues in the same period of 2008; (ii) a decrease of $1.6 million related to commissions and fees recorded in the first quarter of 2008 from business divested during 2009; and (iii) the remaining net decrease of $12.2 million is primarily related to net lost business. The Retail Division’s internal growth rate for core commissions and fees was (9.2)% for the first quarter of 2009, and was driven by lower insurance property rates and reduced insurable exposure units in most areas of the United States.

Income before income taxes for the three months ended March 31, 2009 decreased 19.6%, or $ 9.3 million, from the same period in 2008, to $38.0 million. This decrease is primarily due to net lost business, less profit-sharing contingent commissions and losses on the sale of a few books of businesses.

Wholesale Brokerage Division

The Wholesale Brokerage Division markets and sells excess and surplus commercial and personal lines insurance and reinsurance, primarily through independent agents and brokers. Like the Retail and National Programs Divisions, the Wholesale Brokerage Division’s revenues are primarily commission-based.

Financial information relating to our Wholesale Brokerage Division for the three month-periods ended March 31, 2009 and 2008 is as follows (in thousands, except percentages):

	For the three months ended March 31,
	2009	2008	% Change
REVENUES
Commissions and fees	$34,462	$37,039	(7.0)%
Profit-sharing contingent commissions	4,370	8,669	(49.6)%
Investment income	29	459	(93.7)%
Other income, net	120	167	(28.1)%

Total revenues	38,981	46,334	(15.9)%

EXPENSES
Employee compensation and benefits	20,507	22,891	(10.4)%
Non-cash stock-based compensation	253	197	28.4%
Other operating expenses	8,056	7,977	1.0%
Amortization	2,559	2,498	2.4%
Depreciation	716	738	(3.0)%
Interest	3,901	4,797	(18.7)%

Total expenses	35,992	39,098	(7.9)%

Income before income taxes	$2,989	$7,236	(58.7)%

Net internal growth rate – core commissions and fees	(8.5)%	(14.0)%
Employee compensation and benefits ratio	52.6%	49.4%
Other operating expenses ratio	20.7%	17.2%
Capital expenditures	$1,044	$1,246
Total assets at March 31, 2009 and 2008	$635,991	$643,717

The Wholesale Brokerage Division’s total revenues for the three months ended March 31, 2009 decreased 15.9%, or $7.4 million, from the same period in 2008, to $39.0 million. Profit-sharing contingent commissions for the first quarter of 2009 decreased $4.3 million from the same quarter of 2008. Of the $2.6 million net decrease in commissions and fees, (i) an increase of approximately $0.7 million related to core commissions and fees from acquisitions that had no comparable revenues in the same period of 2008; (ii) a decrease of $0.2 million related to commissions and fees recorded in the first quarter of 2008 from business divested during 2009; and (iii) the remaining net decrease of $3.1 million is primarily due to net lost business. As such, the Wholesale Brokerage Division’s internal growth rate for core commissions and fees was (8.5)% for the first quarter of 2009. The bulk of the net lost business was due to lower insurance rates and reduced exposure units in most areas of the United States.

Income before income taxes for the three months ended March 31, 2009 decreased 58.7%, or $4.2 million, from the same period in 2008, to $3.0 million primarily due to net lost business and less profit-sharing contingent commissions.

National Programs Division

The National Programs Division is comprised of two units: Professional Programs, which provides professional liability and related package products for certain professionals delivered through nationwide networks of independent agents; and Special Programs, which markets targeted products and services designated for specific industries, trade groups, public and quasi-public entities and market niches. Like the Retail and Wholesale Brokerage Divisions, the National Programs Division’s revenues are primarily commission-based.

Financial information relating to our National Programs Division for the three month-periods ended March 31, 2009 and 2008 is as follows (in thousands, except percentages):

	For the three months ended March 31,
	2009	2008	% Change
REVENUES
Commissions and fees	$48,540	$38,185	27.1%
Profit-sharing contingent commissions	9,386	5,750	63.2%
Investment income	1	109	(99.1)%
Other (loss) income, net	(6)	26	(123.1)%

Total revenues	57,921	44,070	31.4%

EXPENSES
Employee compensation and benefits	19,622	16,589	18.3%
Non-cash stock-based compensation	253	200	26.5%
Other operating expenses	7,254	6,212	16.8%
Amortization	2,269	2,275	(0.3)%
Depreciation	660	641	3.0%
Interest	1,469	2,117	(30.6)%

Total expenses	31,527	28,034	12.5%

Income before income taxes	$26,394	$16,036	64.6%

Net internal growth rate – core commissions and fees	27.6%	9.0%
Employee compensation and benefits ratio	33.9%	37.6%
Other operating expenses ratio	12.5%	14.1%
Capital expenditures	$1,083	$396
Total assets at March 31, 2009 and 2008	$616,140	$553,612

Total revenues for National Programs for the three months ended March 31, 2009 increased 31.4%, or $13.9 million over the same period in 2008, to $57.9 million. Profit-sharing contingent commissions for the first quarter of 2009 increased $3.6 million over the first quarter of 2008. There were no acquisitions in the last 12 months that contributed to the division’s core commissions and fees. Therefore, the National Programs Division’s internal growth rate for core commissions and fees was 27.6% for the three months ended March 31, 2009. The $10.4 million net increase in commission and fees is nearly exclusively due to net new business generated by our Proctor Financial (“Proctor”) subsidiary. Proctor, which provides lender-placed insurance for financial institutions that service mortgage loans, grew from the increases in loan foreclosures and lender-placed polices. In addition, several of Proctor’s clients generated non-recurring revenues in the first quarter of 2009 of approximately $5.2 million. The revenue growth at Proctor for the remaining nine months of 2009 is expected to be consistent with the final nine months of 2008.

Income before income taxes for the three months ended March 31, 2009 increased 64.6%, or $10.4 million over the same period in 2008, to $26.4 million. This increase is primarily due to net new business and an increase in profit-sharing contingent commissions.

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

Financial information relating to our Services Division for the three-month periods ended March 31, 2009 and 2008 is as follows (in thousands, except percentages):

	For the three months ended March 31,
	2009	2008	% Change
REVENUES
Commissions and fees	$8,085	$7,933	1.9%
Profit-sharing contingent commissions	—	—	—
Investment income	6	5	20.0%
Other income, net	—	—	—

Total revenues	8,091	7,938	1.9%

EXPENSES
Employee compensation and benefits	4,767	4,555	4.7%
Non-cash stock-based compensation	41	35	17.1%
Other operating expenses	1,153	1,151	0.2%
Amortization	115	115	—
Depreciation	100	112	(10.7)%
Interest	193	194	(0.5)%

Total expenses	6,369	6,162	3.4%

Income before income taxes	$1,722	$1,776	(3.0)%

Net internal growth rate – core commissions and fees	1.9%	(11.4)%
Employee compensation and benefits ratio	58.9%	57.4%
Other operating expenses ratio	14.3%	14.5%
Capital expenditures	$7	$55
Total assets at March 31, 2009 and 2008	$45,526	$40,193

The Services Division’s total revenues for the three months ended March 31, 2009 increased 1.9%, or $0.2 million, over the same period in 2008, to $8.1 million. Core commissions and fees reflect an internal growth rate of 1.9% for the first quarter of 2009, primarily due to net new business.

Income before income taxes for the three months ended March 31, 2009 decreased 3.0%, or $0.1 million, from the same period in 2008 to $1.7 million, primarily due to $0.2 million of additional salaries relating to increased staffing on a new contract.

Other

As discussed in Note 13 of the Notes to Condensed Consolidated Financial Statements, the “Other” column in the Segment Information table includes any income and expenses not allocated to reportable segments, and corporate-related items, including the inter-company interest expense charges to reporting segments.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents of $126.4 million at March 31, 2009 reflected an increase of $47.9 million over the $78.5 million balance at December 31, 2008. For the three-month period ended March 31, 2009, $93.2 million of cash was provided from operating activities. Also during this period, $28.0 million of cash was used for acquisitions, $3.2 million was used for additions to fixed assets, $4.1 million was used for payments on long-term debt and $10.6 million was used for payment of dividends.

Our ratio of current assets to current liabilities (the “current ratio”) was 1.05 and 1.00 at March 31, 2009 and December 31, 2008, respectively.

Contractual Cash Obligations

As of March 31, 2009, our contractual cash obligations were as follows:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$257,935	$6,508	$101,427	$—	$150,000
Capital lease obligations	18	18	—	—	—
Other long-term liabilities	14,596	12,388	379	477	1,352
Operating leases	93,412	25,920	37,825	18,087	11,580
Interest obligations	64,722	14,541	25,813	17,675	6,693
Unrecognized tax benefits	611	—	611	—	—
Maximum future acquisition contingency payments	204,893	62,820	137,990	4,083	—

Total contractual cash obligations	$636,187	$122,195	$304,045	$40,322	$169,625

In 2004, we completed a private placement of $200.0 million of unsecured senior notes (the “Notes”). The $200.0 million is divided into two series: Series A, for $100.0 million due in 2011 and bearing interest at 5.57% per year; and Series B, for $100.0 million due in 2014 and bearing interest at 6.08% per year. The closing on the Series B Notes occurred on July 15, 2004. The closing on the Series A Notes occurred on September 15, 2004. Brown & Brown used the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. As of March 31, 2009 and December 31, 2008 there was an outstanding balance of $200.0 million on the Notes.

On December 22, 2006, we entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). The Purchaser also purchased Notes issued by the Company in 2004. The Master Agreement provides for a $200.0 million private uncommitted “shelf” facility for the issuance of senior unsecured notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten years, as the parties may determine. The Master Agreement includes various covenants, limitations and events of default similar to the Notes issued in 2004. The initial issuance of notes under the Master Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.66% per annum. On February 1, 2008 we issued $25.0 million in Series D Senior Notes due January 15, 2015 with a fixed interest rate of 5.37% per annum. As of March 31, 2009 and December 31, 2008 there was an outstanding balance of $50.0 million under the Master Agreement.

On June 12, 2008, the Company entered into an Amended and Restated Revolving Loan Agreement (the “Loan Agreement”) with a national banking institution that was dated as of June 3, 2008, amending and restating the existing Revolving Loan Agreement dated September 29, 2003, as amended (the “Revolving Agreement”), in order to increase the lending commitment to $50.0 million (subject to potential increases up to $100.0 million) and to extend the maturity date from December 20, 2011 to June 3, 2013. The Revolving Agreement initially provided for a revolving credit facility in the maximum principal amount of $75.0 million. After a series of amendments that provided covenant exceptions for the notes issued or to be issued under the Master Agreement and relaxed or deleted certain other covenants, the maximum principal amount was reduced to $20.0 million. The calculation of interest and fees is generally based on the Company’s quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization, and non-cash stock-based compensation. Interest is charged at a rate equal to 0.50% to 1.00% above the London Interbank Offering Rate (“LIBOR”) or 1.00% below the base rate, each as more fully defined in the Loan Agreement. Fees include an upfront fee, an availability fee of 0.10% to 0.20%, and a letter of credit usage fee of 0.50% to 1.00%. The Loan Agreement contains various covenants, limitations, and events of default customary for similar facilities for similar borrowers. The 90-day LIBOR was 1.19% and 1.43% as of March 31, 2009 and December 31, 2008, respectively. There were no borrowings against this facility at March 31, 2009 or December 31, 2008.

All three of these outstanding credit agreements require us to maintain certain financial ratios and comply with certain other covenants. We were in compliance with all such covenants as of March 31, 2009 and December 31, 2008.

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

Historically, much of our cash has been used for acquisitions. If additional acquisition opportunities should become available that exceed our current cash flow, we believe that given our relatively low debt-to-total-capitalization ratio, we might have the ability to raise additional capital through either the private or public debt or equity markets.

In addition, we currently have a shelf registration statement with the SEC registering the potential sale of an indeterminate amount of debt and equity securities in the future, from time to time, to augment our liquidity and capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and equity prices. We are exposed to market risk through our investments, revolving credit line and term loan agreements.

Our invested assets are held as cash and cash equivalents, restricted cash and investments, available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit. These investments are subject to interest rate risk and equity price risk. The fair values of our cash and cash equivalents, restricted cash and investments, and certificates of deposit at March 31, 2009 and December 31, 2008 approximated their respective carrying values due to their short-term duration and therefore such market risk is not considered to be material.

We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation (the “Evaluation”) required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of March 31, 2009. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

In Item 3 of Part I of the Company’s Annual Report on Form 10-K for its fiscal year ending December 31, 2008, certain information concerning certain legal proceedings and other matters was disclosed. Such information was current as of the date of filing. During the Company’s fiscal quarter ending March 31, 2009, no new legal proceedings, or material developments with respect to existing legal proceedings, occurred which require disclosure in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

There were no material changes in the risk factors previously disclosed in Item 1A, “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

BROWN & BROWN, INC.

/s/ CORY T. WALKER
Date: May 11, 2009	Cory T. Walker Sr. Vice President, Chief Financial Officer and Treasurer (duly authorized officer, principal financial officer and principal accounting officer)