Form 10-Q
period 2009-06-30
BROWN & BROWN INC
filed 2009-08-10
CIK 79282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number 001-13619

BROWN & BROWN, INC.
(Exact name of Registrant as specified in its charter)

Florida	59-0864469
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

220 South Ridgewood Avenue,	32114
Daytona Beach, FL	(Zip Code)
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

Large accelerated filer ☒		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of the Registrant’s common stock, $.10 par value, outstanding as of August 6, 2009 was 141,477,011.

BROWN & BROWN, INC.

Disclosure Regarding Forward-Looking Statements

          Brown & Brown, Inc., together with its subsidiaries (collectively, “we”, “Brown & Brown” or the “Company”), makes “forward-looking statements” within the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995, as amended, throughout this report and in the documents we incorporate by reference into this report. You can identify these statements by forward-looking words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “plan” and “continue” or similar words. We have based these statements on our current expectations about future events. Although we believe the expectations expressed in the forward-looking statements included in this Form 10-Q and those reports, statements, information and announcements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. Many of these factors have previously been identified in filings or statements made by us or on our behalf. Important factors which could cause our actual results to differ materially from the forward-looking statements in this report include the following items, in additions to those matters described in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A “Risk Factors”:

●	Material adverse changes in economic conditions in the markets we serve and in the general economy;

●	Future regulatory actions and conditions in the states in which we conduct our business;

●	Competition from others in the insurance agency, wholesale brokerage, insurance programs and service business;

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

Forward-looking statements that we make or that are made by others on our behalf are based on a knowledge of our business and the environment in which we operate, but because of the factors listed above, among others, actual results may differ from those in the forward-looking statements. Consequently, these cautionary statements qualify all of the forward-looking statements we make herein. We cannot assure you that the results or developments anticipated by us will be realized or, even if substantially realized, that those results or developments will yield the expected consequences for us or affect us, our business or our operations in the way we expect. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. We assume no obligation to update any of the forward-looking statements.

PART I -FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS (UNAUDITED)

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands, except per share data)	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
REVENUES
Commissions and fees	$244,595	$238,835	$508,559	$492,363
Investment income	460	1,909	770	3,908
Other income, net	1,314	976	620	2,164
Total revenues	246,369	241,720	509,949	498,435

EXPENSES
Employee compensation and benefits	122,625	120,514	249,966	241,701
Non-cash stock-based compensation	1,695	1,800	3,511	3,744
Other operating expenses	35,620	34,384	71,484	65,588
Amortization	12,519	11,392	24,904	22,508
Depreciation	3,299	3,292	6,632	6,538
Interest	3,632	3,744	7,266	7,178
Total expenses	179,390	175,126	363,763	347,257

Income before income taxes	66,979	66,594	146,186	151,178

Income taxes	26,311	26,196	57,506	59,020

Net income	$40,668	$40,398	$88,680	$92,158

Net income per share:
Basic	$0.29	$0.29	$0.63	$0.65
Diluted	$0.29	$0.29	$0.63	$0.65

Weighted average number of shares outstanding:
Basic	141,523	140,723	141,540	140,713
Diluted	141,888	141,265	141,865	141,330

Dividends declared per share	$0.075	$0.07	$0.15	$0.14

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED
BALANCE SHEETS
(UNAUDITED)

(in thousands, except per share data)	June 30, 2009	December 31, 2008

ASSETS
Current Assets:
Cash and cash equivalents	$189,994	$78,557
Restricted cash and investments	160,121	144,750
Short-term investments	7,640	7,511
Premiums, commissions and fees receivable	235,463	244,515
Deferred income taxes	—	14,171
Other current assets	24,302	33,528
Total current assets	617,520	523,032

Fixed assets, net	63,189	63,520
Goodwill	1,050,720	1,023,372
Amortizable intangible assets, net	488,021	495,627
Other assets	10,762	14,029

Total assets	$2,230,212	$2,119,580

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Premiums payable to insurance companies	$397,991	$357,707
Premium deposits and credits due customers	39,003	43,577
Accounts payable	33,378	18,872
Accrued expenses	78,493	96,325
Current portion of long-term debt	4,015	6,162
Total current liabilities	552,880	522,643

Long-term debt	250,289	253,616

Deferred income taxes, net	98,635	90,143

Other liabilities	15,223	11,437

Shareholders’ Equity:
Common stock, par value $0.10 per share; authorized 280,000 shares; issued and outstanding 141,481 at 2009 and 141,544 at 2008	14,148	14,154
Additional paid-in capital	254,185	250,167
Retained earnings	1,044,852	977,407
Accumulated other comprehensive income, net of related income tax effect of $0 at 2009 and $8 at 2008	—	13

Total shareholders’ equity	1,313,185	1,241,741

Total liabilities and shareholders’ equity	$2,230,212	$2,119,580

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS
(UNAUDITED)

	For the six months ended June 30,
(in thousands)	2009	2008

Cash flows from operating activities:
Net income	$88,680	$92,158
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	24,904	22,508
Depreciation	6,632	6,538
Non-cash stock-based compensation	3,511	3,744
Deferred income taxes	22,670	25,934
Net loss (gain) on sales of investments, fixed assets and customer accounts	462	(759)
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Restricted cash and investments (increase) decrease	(15,371)	38,774
Premiums, commissions and fees receivable decrease (increase)	10,919	(21,098)
Other assets decrease (increase)	11,509	(3,708)
Premiums payable to insurance companies increase	39,686	26,209
Premium deposits and credits due customers (decrease)	(4,703)	(9,004)
Accounts payable increase	14,394	136
Accrued expenses (decrease)	(18,315)	(17,678)
Other liabilities increase (decrease)	9	(1,386)
Net cash provided by operating activities	184,987	162,368

Cash flows from investing activities:
Additions to fixed assets	(6,262)	(8,194)
Payments for businesses acquired, net of cash acquired	(38,773)	(187,042)
Proceeds from sales of fixed assets and customer accounts	634	2,703
Purchases of investments	(4,247)	(3,950)
Proceeds from sales of investments	4,098	810
Net cash used in investing activities	(44,550)	(195,673)

Cash flows from financing activities:
Proceeds from long-term debt	—	25,000
Payments on long-term debt	(8,266)	(10,767)
Borrowings on revolving credit facility	7,580	—
Payments on revolving credit facility	(7,580)	—
Issuances of common stock for employee stock benefit plans	501	535
Cash dividends paid	(21,235)	(19,697)
Net cash (used in) provided by financing activities	(29,000)	(4,929)
Net increase (decrease) in cash and cash equivalents	111,437	(38,234)
Cash and cash equivalents at beginning of period	78,557	38,234
Cash and cash equivalents at end of period	$189,994	$—

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 · Nature of Operations

          Brown & Brown, Inc., a Florida corporation, and its subsidiaries is a diversified insurance agency, wholesale brokerage, insurance programs and services organization that markets and sells to its customers insurance products and services, primarily in the property and casualty area. Brown & Brown’s business is divided into four reportable segments: the Retail Division, which provides a broad range of insurance products and services to commercial, professional, public and quasi-public entities, and individual customers; the Wholesale Brokerage Division, which markets and sells excess and surplus commercial insurance and reinsurance, primarily through independent agents and brokers; the National Programs Division, which is composed of two units — Professional Programs, which provides professional liability and related package products for certain professionals delivered through nationwide networks of independent agents, and Special Programs, which markets targeted products and services designated for specific industries, trade groups, public and quasi-public entities and market niches; and the Services Division, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside services.

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

          Results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

          The following table sets forth the computation of basic net income per share and diluted net income per share:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share data)	2009	2008	2009	2008

Net income	$40,668	$40,398	$88,680	$92,158

Weighted average number of common shares Outstanding	141,523	140,723	141,540	140,713

Dilutive effect of stock options using the treasury stock method	365	542	325	617

Weighted average number of shares Outstanding	141,888	141,265	141,865	141,330

Net income per share:
Basic	$0.29	$0.29	$0.63	$0.65
Diluted	$0.29	$0.29	$0.63	$0.65

NOTE 4 · New Accounting Pronouncements

Business Combinations — In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141R”). SFAS 141R requires an acquirer to recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities, (with only limited exceptions) upon initially obtaining control of an acquired entity even if the acquirer has not acquired 100% of its target. Additionally, the fair value of contingent consideration arrangements (such as earnout purchase arrangements) at the acquisition date must be included in the purchase price consideration. Transaction costs are expensed as incurred. SFAS 141R also modifies the recognition of pre-acquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. SFAS 141R amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination, either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Effective January 1, 2009, the Company adopted SFAS 141R on a prospective basis. As a result, the recorded purchase price for all acquisitions consummated after January 1, 2009 will include an estimation of the fair value of liabilities associated with any potential earnout provisions. Subsequent changes in these earnout obligations will be recorded in the consolidated statement of income when incurred. Potential earnout obligations are typically based upon future earnings of the acquired entities, usually between one to three years.

          In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 did not have any material impact on our consolidated financial statements.

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

          Subsequent Events - In May 2009, the FASB issued SFAS No. 165 Subsequent Events, (“SFAS 165”), which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS 165 is effective on a prospective basis for interim or annual periods ending after June 15, 2009, and was adopted on June 1, 2009.  This standard did not have a material impact on the Company’s financial condition, results of operations and cash flows.

          Subsequent events have been evaluated through the date and time the condensed consolidated financial statements were issued on August 10, 2009.  No material subsequent events have occurred since June 30, 2009 that required recognition or disclosure in our condensed consolidated financial statements.

          International Accounting Standards — International Financial Reporting Standards (“IFRS”) are a set of standards and interpretations adopted by the International Accounting Standards board. The Securities and Exchange Commission is currently considering a potential IFRS adoption process in the United States, which could, in the near term, provide domestic issuers with an alternative accounting method and which could ultimately replace U.S. GAAP reporting requirements with IFRS reporting requirements. We are currently investigating the implications should we be required to adopt IFRS in the future.

NOTE 5 · Business Combinations

Acquisitions in 2009

          For the six months ended June 30, 2009, Brown & Brown acquired the assets and assumed certain liabilities of six insurance intermediaries and a book of business (customer accounts). The aggregate purchase price of these acquisitions was $41,415,000 including $36,285,000 of net cash payments, the assumption of $1,323,000 of liabilities and $3,807,000 of recorded earn-out payables. All of these acquisitions were acquired primarily to expand Brown & Brown’s core businesses and to attract and hire high-quality individuals. Acquisition purchase prices are typically based on a multiple of average annual operating profit earned over a one- to three-year period within a minimum and maximum price range. The recorded purchase price for all acquisitions consummated after January 1, 2009 will include an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations will be recorded in the consolidated statement of income when incurred.

          The fair value of earn-out obligations is based on the present value of the expected future payments to be made to the sellers of the acquired businesses in accordance with the provisions outlined in the respective purchase agreements. In determining fair value, the acquired business’s future performance is estimated using financial projections developed by management for the acquired business and reflects market participant assumptions regarding revenue growth and/or profitability. The expected future payments are estimated on the basis of the earn-out formula and performance targets specified in each purchase agreement compared to the associated financial projections. These payments are then discounted to present value using a risk-adjusted rate that takes into consideration the likelihood that the forecasted earn-out payments will be made. The change to the fair value of earn-out obligations recorded in net income for the three or six months ended June 30, 2009 was not material.

          All of these acquisitions have been accounted for as business combinations and are as follows:

(in thousands) Name	Business Segment	2009 Date of Acquisition	Net Cash Paid	Note Payable	Recorded Earn-out Payable	Recorded Purchase Price	Maximum Potential Earn-out Payable
Conner Strong Companies, Inc.	Retail	January 2	$23,621	$—	$—	$23,621	$—
Other	Various	Various	12,664	—	3,807	16,471	8,666
Total			$36,285	$—	$3,807	$40,092	$8,666

          The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition:

(in thousands)	Conner Strong	Other	Total
Fiduciary cash	$—	$—	$—
Other current assets	556	1,310	1,866
Fixed assets	52	96	148
Goodwill	14,062	8,062	22,124
Purchased customer accounts	9,100	8,114	17,214
Noncompete agreements	—	65	65
Other assets	—	(2)	(2)
Total assets acquired	23,770	17,645	41,415

Other current liabilities	(149)	(1,174)	(1,323)
Total liabilities assumed	(149)	(1,174)	(1,323)
Net assets acquired	$23,621	$16,471	$40,092

          The weighted average useful lives for the above acquired amortizable intangible assets are as follows: purchased customer accounts, 14.9 years; and noncompete agreements, 5.0 years.

          Goodwill of $22,124,000, of which $19,072,000 is expected to be deductible for income tax purposes, was assigned to the Retail, Wholesale Brokerage, National Programs and Services Divisions in the amounts of $18,112,000, $93,000, $3,919,000 and $0, respectively.

          The results of operations for the acquisitions completed during 2009 have been combined with those of the Company since their respective acquisition dates. The total revenues and net loss from the acquisitions completed during 2009 included in the Condensed Consolidated Statement of Income for the three months ended June 30, 2009 was $3,359,000 and $26,000, respectively.  The total revenues and net income from the acquisitions completed during 2009 included in the Condensed Consolidated Statement of Income for the six months ended June 30, 2009 was $6,364,000 and $474,000, respectively. If the acquisitions had occurred as of the beginning of each period, the Company’s results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

(UNAUDITED)	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share data)	2009	2008	2009	2008

Total revenues	$246,723	$245,956	$512,685	$507,766

Income before income taxes	67,097	68,046	147,139	154,348

Net income	40,740	41,279	89,258	94,090

Net income per share:
Basic	$0.29	$0.29	$0.63	$0.67
Diluted	$0.29	$0.29	$0.63	$0.67

Weighted average number of shares outstanding:
Basic	141,523	140,723	141,540	140,713
Diluted	141,888	141,265	141,865	141,330

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

          All of these acquisitions have been accounted for as business combinations and are as follows:

(in thousands) Name	Business Segment	2008 Date of Acquisition	Net Cash Paid	Notes Payable	Recorded Purchase Price
LDP Consulting Group, Inc.	Retail	January 24	39,226	—	39,226
Powers & Effler Insurance Brokers	Retail	April 1	25,029	—	25,029
HBA Insurance Group, Inc.	Retail	June 1	48,297	2,000	50,297
Other	Various	Various	70,146	2,713	72,859
Total			$182,698	$4,713	$187,411

           The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition:

(in thousands)	LDP	Powers	HBA	Other	Total
Fiduciary cash	$173	$—	$—	$—	$173
Other current assets	1,121	75	—	1,201	2,397
Fixed assets	19	353	652	451	1,475
Goodwill	29,108	17,220	35,149	44,034	125,511
Purchased customer accounts	13,958	7,545	14,390	28,421	64,314
Noncompete agreements	55	11	141	301	508
Other Assets	11	—	—	11	22
Total assets acquired	44,445	25,204	50,332	74,419	194,400
Other current liabilities	(5,219)	(175)	(35)	(1,560)	(6,989)
Total liabilities assumed	(5,219)	(175)	(35)	(1,560)	(6,989)
Net assets acquired	$39,226	$25,029	$50,297	$72,859	$187,411

          The weighted average useful lives for the above acquired amortizable intangible assets are as follows: purchased customer accounts, 15.0 years; and noncompete agreements, 5.0 years.

          Goodwill of $125,511,000, all of which is expected to be deductible for income tax purposes, was assigned to the Retail, Wholesale Brokerage, National Programs and Services Divisions in the amounts of $121,568,000, $3,623,000, $320,000 and $0, respectively.

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

(UNAUDITED)	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share data)	2008	2007	2008	2007

Total revenues	$247,078	$265,896	$518,419	$544,217

Income before income taxes	68,337	90,937	157,777	195,672

Net income	41,456	55,977	96,181	119,739

Net income per share:
Basic	$0.29	$0.40	$0.68	$0.85
Diluted	$0.29	$0.40	$0.68	$0.85

Weighted average number of shares outstanding:
Basic	140,723	140,384	140,713	140,303
Diluted	141,265	141,120	141,330	141,170

          For acquisitions consummated prior to January 1, 2009, additional consideration paid to sellers as a result of purchase price “earn-out” provisions are recorded as adjustments to intangible assets when the contingencies are settled. The net additional consideration paid by the Company in 2009 as a result of these adjustments totaled $5,280,000, of which $5,224,000 was allocated to goodwill, $31,000 to noncompete agreements and $25,000 to purchased customer accounts. Of the $5,280,000 net additional consideration paid, $2,488,000 was paid in cash and $2,792,000 was issued in notes payable. The net additional consideration paid by the Company in 2008 as a result of these adjustments totaled $7,157,000, of which $7,106,000 was allocated to goodwill, $30,000 to non-compete agreements and $21,000 of net liabilities were forgiven. Of the $7,157,000 net additional consideration paid, $4,517,000 was paid in cash and $2,640,000 was issued in notes payable. As of June 30, 2009, the maximum future contingency payments related to acquisitions totaled $203,216,000, of which $3,807,000 is recorded as non-current other liabilities.

NOTE 6 · Goodwill

          Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. Brown & Brown completed its most recent annual assessment as of November 30, 2008 and identified no impairment as a result of the evaluation.

          The changes in goodwill for the six months ended June 30, 2009 are as follows:

(in thousands)	Retail	Wholesale Brokerage	National Programs	Services	Total
Balance as of January 1, 2009	$620,588	$246,216	$147,298	$9,270	$1,023,372
Goodwill of acquired businesses	22,478	200	4,670	—	27,348
Goodwill disposed of relating to sales of businesses	—	—	—	—	—
Balance as of June 30, 2009	$643,066	$246,416	$151,968	$9,270	$1,050,720

NOTE 7 · Amortizable Intangible Assets

          Amortizable intangible assets at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30, 2009				December 31, 2008
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (years)

Purchased customer accounts	$742,126	$(256,047)	$486,079	14.9	$724,953	$(231,748)	$493,205	14.9
Noncompete agreements	24,551	(22,609)	1,942	7.3	24,455	(22,033)	2,422	7.3
Total	$766,677	$(278,656)	$488,021		$749,408	$(253,781)	$495,627

          Amortization expense for other amortizable intangible assets for the years ending December 31, 2009, 2010, 2011, 2012 and 2013 is estimated to be $49,807,000, $49,224,000, $47,791,000, $47,175,000, and $46,274,000, respectively.

NOTE 8 · Investments

          Investments consisted of the following:

	June 30, 2009		December 31, 2008
	Carrying Value		Carrying Value
(in thousands)	Current	Non- Current	Current	Non- Current
Available-for-sale marketable equity securities	$25	$—	$46	$—
Non-marketable equity securities and certificates of deposit	7,615	287	7,465	287
Total investments	$7,640	$287	$7,511	$287

          The following table summarizes available-for-sale securities:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable equity securities:
June 30, 2009	$25	$1	$—	$26
December 31, 2008	$25	$21	$—	$46

          The following table summarizes the proceeds and realized gains/(losses) on non-marketable equity securities and certificates of deposit for the three and six months ended June 30, 2009 and 2008:

(in thousands)	Proceeds	Gross Realized Gains	Gross Realized Losses
For the three months ended:
June 30, 2009	$3,536	$—	$—
June 30, 2008	$657	$464	$(9)

For the six months ended:
June 30, 2009	$4,098	$—	$—
June 30, 2008	$707	$542	$(9)

NOTE 9 · Long-Term Debt

          Long-term debt at June 30, 2009 and December 31, 2008 consisted of the following:

(in thousands)	2009	2008
Unsecured senior notes	$250,000	$250,000
Acquisition notes payable	4,230	9,665
Revolving credit facility	—	—
Other notes payable	74	113
Total debt	254,304	259,778
Less current portion	(4,015)	(6,162)
Long-term debt	$250,289	$253,616

          In 2004, the Company completed a private placement of $200.0 million of unsecured senior notes (the “Notes”). The $200.0 million is divided into two series: (1) Series A, which closed on September 15, 2004, for $100.0 million due in 2011 and bearing interest at 5.57% per year; and (2) Series B, which closed on July 15, 2004, for $100.0 million due in 2014 and bearing interest at 6.08% per year. Brown & Brown used the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. As of June 30, 2009 and December 31, 2008, there was an outstanding balance of $200.0 million on the Notes.

          On December 22, 2006, the Company entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). The Purchaser also purchased Notes issued by the Company in 2004. The Master Agreement provides for a $200.0 million private uncommitted “shelf” facility for the issuance of senior unsecured notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten years, as the parties may determine. The Master Agreement includes various covenants, limitations and events of default similar to the Notes issued in 2004. The initial issuance of notes under the Master Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.66% per year. On February 1, 2008, $25.0 million in Series D Senior Notes due January 15, 2015, with a fixed interest rate of 5.37% per year were issued. As of June 30, 2009 and December 31, 2008 there was an outstanding balance of $50.0 million under the Master Agreement.

          On June 12, 2008, the Company entered into an Amended and Restated Revolving Loan Agreement (the “Loan Agreement”) with a national banking institution that was dated as of June 3, 2008, amending and restating the existing Revolving Loan Agreement dated September 29, 2003, as amended (the “Revolving Agreement”), in order to increase the lending commitment to $50.0 million (subject to potential increases up to $100.0 million) and to extend the maturity date from December 20, 2011 to June 3, 2013. The Revolving Agreement initially provided for a revolving credit facility in the maximum principal amount of $75.0 million. After a series of amendments that provided covenant exceptions for the notes issued or to be issued under the Master Agreement and relaxed or deleted certain other covenants, the maximum principal amount was reduced to $20.0 million. The calculation of interest and fees is generally based on the Company’s quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization, and non-cash stock-based compensation. Interest is charged at a rate equal to 0.50% to 1.00% above the London Interbank Offering Rate (“LIBOR”) or 1.00% below the base rate, each as more fully defined in the Loan Agreement. Fees include an upfront fee, an availability fee of 0.10% to 0.20%, and a letter of credit usage fee of 0.50% to 1.00%. The Loan Agreement contains various covenants, limitations, and events of default customary for similar facilities for similar borrowers. The 90-day LIBOR was 0.595% and 1.43% as of June 30, 2009 and December 31, 2008, respectively. There were no borrowings against this facility at June 30, 2009 or December 31, 2008.

          All three of these outstanding credit agreements require Brown & Brown to maintain certain financial ratios and comply with certain other covenants. Brown & Brown was in compliance with all such covenants as of June 30, 2009 and December 31, 2008.

          Acquisition notes payable represent debt incurred to former owners of certain insurance operations acquired by Brown & Brown. These notes and future contingent payments are payable in monthly, quarterly and annual installments through April 2011, including interest in the range from 0.0% to 6.0%.

NOTE 10 · Supplemental Disclosures of Cash Flow Information and Non-Cash Financing and Investing Activities

	For the six months ended June 30,
(in thousands)	2009	2008
Cash paid during the period for:
Interest	$7,323	$6,915
Income taxes	$24,226	$44,431

          Brown & Brown’s significant non-cash investing and financing activities are summarized as follows:

	For the six months ended June 30,
(in thousands)	2009	2008

Unrealized holding (loss) gain on available-for-sale securities, net of tax benefit of $7 for 2009; net of tax benefit of $3 for 2008	$(13)	$(5)
Notes payable issued or assumed for purchased customer accounts	$6,599	$7,353
Notes receivable on the sale of fixed assets and customer accounts	$(981)	$162

NOTE 11 · Comprehensive Income

          The components of comprehensive income, net of related income tax effects, are as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2009	2008	2009	2008

Net income	$40,668	$40,398	$88,680	$92,158
Net unrealized holding loss (gain) on available-for-sale securities	1	(6)	(13)	(5)
Comprehensive income	$40,669	$40,392	$88,667	$92,153

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

NOTE 13 · Segment Information

          Brown & Brown’s business is divided into four reportable segments: the Retail Division, which provides a broad range of insurance products and services to commercial, governmental, professional and individual customers; the Wholesale Brokerage Division, which markets and sells excess and surplus commercial and personal lines insurance, and reinsurance, primarily through independent agents and brokers; the National Programs Division, which is composed of two units - Professional Programs, which provides professional liability and related package products for certain professionals delivered through nationwide networks of independent agents, and Special Programs, which markets targeted products and services designed for specific industries, trade groups, public and quasi-public entities, and market niches; and the Services Division, which provides insurance-related services, including third-party administration, consulting for the workers’ compensation and employee benefit self-insurance markets, managed healthcare services and Medicare set-aside services. Brown & Brown conducts all of its operations within the United States of America except for one start-up wholesale brokerage operation based in London, England that commenced business in March 2008 and had $2.6 million of revenues for the year ended December 31, 2008, and $3.1 million of revenues for the first six months of 2009.

          Summarized financial information concerning Brown & Brown’s reportable segments for the six months ended June 30, 2009 and 2008 is shown in the following table. The “Other” column includes any income and expenses not allocated to reportable segments and corporate-related items, including the inter-company interest expense charge to the reporting segment.

	For the six months ended June 30, 2009
(in thousands)	Retail	Wholesale Brokerage	National Programs	Services	Other	Total
Total revenues	$307,163	$83,441	$101,313	$16,355	$1,677	$509,949
Investment income	152	47	2	12	557	770
Amortization	14,975	5,117	4,562	231	19	24,904
Depreciation	3,061	1,436	1,324	188	623	6,632
Interest	16,511	7,449	2,861	359	(19,914)	7,266
Income before income taxes	69,893	11,568	41,678	3,625	19,422	146,186
Total assets	1,739,230	654,210	644,934	45,582	(853,744)	2,230,212
Capital expenditures	2,101	1,884	2,193	87	(3)	6,262

	For the six months ended June 30, 2008
(in thousands)	Retail	Wholesale Brokerage	National Programs	Services	Other	Total
Total revenues	$304,456	$92,682	$82,901	$15,911	$2,485	$498,435
Investment income	749	824	186	(1)	2,150	3,908
Amortization	12,675	5,033	4,550	231	19	22,508
Depreciation	2,959	1,444	1,322	220	593	6,538
Interest	13,579	9,313	4,056	366	(20,136)	7,178
Income before income taxes	82,652	14,270	26,887	3,573	23,796	151,178
Total assets	1,582,866	683,470	564,174	43,022	(800,699)	2,072,833
Capital expenditures	2,157	3,262	1,368	126	1,281	8,194

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

          Our culture is a strong, decentralized sales culture with a focus on consistent, sustained growth over the long term. Our senior leadership group includes 11 executive officers with regional responsibility for oversight of designated operations within the Company. Effective July 1, 2009, J. Powell Brown, who previously served as President of Brown & Brown, Inc., succeeded his father, J. Hyatt Brown, when he retired from the position of Chief Executive Officer. Mr. Hyatt Brown will continue to serve as Chairman of the Board, and will continue to be actively involved with acquisitions and recruitment.

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

          We experienced increased overall revenue growth in 2008, which was primarily attributable to our acquisition in 2008 of 45 agency entities and several books of business (customer accounts) that generated total annualized revenues of approximately $120.2 million. In the first six months of 2009, we acquired six agency entities and a book of business (customer accounts) that generated total annualized revenues of approximately $17.8 million.

          Despite this increased overall revenue growth, however, the past two years have posed significant challenges for us and for our industry in the form of a prevailing decline in insurance premium rates, commonly referred to as a “soft market,” increased significant governmental involvement in the Florida insurance marketplace and beginning in the second half of 2008, increased pressure on the number of insurable exposure units as the consequence of the general weakening of the economy in the United States. Due to these challenges, among others, we have suffered substantial loss of revenues. While insurance premium rates declined during most of 2008 in most lines of coverage, the rate of the decline seemed to slow in the second half of 2008 and the first six months of 2009. For the remaining six months of 2009, continued declining exposure units are likely to have a greater negative impact on our commissions and fees revenues than will any declining insurance premium rates.

          We also earn “profit-sharing contingent commissions,” which are profit-sharing commissions based primarily on underwriting results, but may also reflect considerations for volume, growth and/or retention. These commissions are primarily received in the first and second quarters of each year, based on underwriting results and the other aforementioned considerations for the prior year(s). Over the last three years, profit-sharing contingent commissions have averaged approximately 6.1% of the previous year’s total commissions and fees revenue. Profit-sharing contingent commissions are typically included in our total commissions and fees in the Consolidated Statements of Income in the year received. The term “core commissions and fees” that we use herein excludes profit-sharing contingent commissions and therefore represents the revenues earned directly from specific insurance policies sold, and specific fee-based services rendered. In 2007 and 2008, six national insurance companies announced the replacement of the current loss-ratio based profit-sharing contingent commission calculation with a more guaranteed fixed-based methodology, referred to as “Guaranteed Supplemental Commissions” (“GSC”). Since this new GSC is not subject to the uncertainty of loss ratios, earnings are accrued throughout the year based on actual premiums written and included in our calculations of “core commissions and fees.” During 2008, $13.4 million was earned from GSC, of which most was collected in the first quarter of 2009. For the six months ended June 30, 2009 and 2008, $8.4 million and $6.5 million, respectively was earned from GSC.

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

Florida Insurance Overview

          Many states have established “Residual Markets,” which are governmental or quasi-governmental insurance facilities that provide coverage to individuals and/or businesses that cannot buy insurance in the private marketplace, i.e., “insurers of last resort.” These facilities can be for any type of risk or exposure; however, the most common are usually automobile or high-risk property coverage. Residual Markets can also be referred to as: FAIR Plans, Windstorm Pools, Joint Underwriting Associations, or may even be given names styled after the private sector such as “Citizens Property Insurance Corporation.”

          In August 2002, the Florida Legislature created “Citizens Property Insurance Corporation” (“Citizens”) to be the “insurer of last resort” in Florida and Citizens therefore charged insurance rates that were higher than those prevailing in the general private insurance marketplace. In each of 2004 and 2005, four major hurricanes made landfall in Florida, and as a result of the significant insurance property losses, insurance rates increased in 2006. To counter the increased property insurance rates, the State of Florida instructed Citizens to essentially cut its property insurance rates in half beginning in January 2007. By state law, Citizens has guaranteed these rates through January 1, 2010. Therefore, Citizens became one of the most, if not the most, competitive risk-bearers for a large percentage of the commercial habitational coastal property exposures, such as condominiums, apartments, and certain assisted living facilities. Additionally, Citizens became the only reasonably available insurance market for certain homeowner policies throughout Florida. By the end of 2007 and throughout 2008 and the first six months of 2009, Citizens was one of the largest underwriters of coastal property exposures in Florida.

          Since Citizens became the principal direct competitor of the insurance carriers that underwrite the condominium program administered by Florida Intracoastal Underwriters (“FIU”), one of our subsidiaries, and the excess and surplus lines insurers represented by our Florida-based wholesale brokers such as Hull & Company, another of our subsidiaries, these operations lost significant amounts of revenue to Citizens during 2007. During 2008, FIU’s revenues were relatively flat and therefore, Citizens’s impact was not as dramatic as in 2007. However, Citizens continued to be very competitive against the excess and surplus lines insurers and therefore significantly negatively affected the revenues of our Florida-based wholesale brokerage operations.

          Citizens’s impact on our Florida Retail Division was less severe than on our National Program and Wholesale Brokerage Divisions, because to our Florida Retail Division, Citizens represents another risk-bearer with which to write business, although at slightly lower commission rates and greater difficulty in placing coverage. Citizens’s rates for 2009 will remain relatively unchanged. Based on new legislation passed into law during the second quarter of 2009, however, Citizens’s rates will increase by approximately 10% effective January 1, 2010.

Company Overview – Second Quarter of 2009

          For the tenth consecutive quarter, we recorded negative internal revenue growth of our core commissions and fees revenues as a direct result of the continuing “soft market,” the competitiveness of Citizens, and the general weakness of the economy since the second half of 2008. Our total commissions and fees revenues excluding the effect of recent acquisitions, profit-sharing contingencies and sales of books of businesses over the last three months, had a negative internal growth rate of (4.7)%. Offsetting the negative internal growth rate was a strong quarter of revenue from acquisitions completed in 2008 and the first six months of 2009.

Acquisitions

          During the first six months of 2009, we acquired the assets and assumed certain liabilities of six insurance intermediary operations, and a book of business (customer accounts). The aggregate purchase price was $41.4 million, including $36.3 million of net cash payments, the issuance, the assumption of $1.3 million of liabilities and $3.8 million of recorded earn-out payables. These acquisitions had estimated aggregate annualized revenues of $17.8 million.

          During the first six months of 2008, we acquired the assets and assumed certain liabilities of 21 insurance intermediary operations, the stock of one insurance intermediary and several books of business (customer accounts). The aggregate purchase price was $194.4 million, including $182.7 million of net cash payments, the issuance of $4.7 million in notes payable and the assumption of $7.0 million of liabilities. These acquisitions had estimated aggregate annualized revenues of $77.7 million.

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

          We believe that of our significant accounting and reporting policies, the more critical policies include our accounting for revenue recognition, business acquisitions and purchase price allocations, intangible asset impairments and reserves for litigation. In particular, the accounting for these areas requires significant judgments to be made by management. Different assumptions in the application of these policies could result in material changes in our consolidated financial position or consolidated results of operations. Refer to Note 1 in the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2008 on file with the Securities and Exchange Commission (“SEC”) for details regarding our critical and significant accounting policies. In addition, refer to Note 4 in the “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, for a description of the new accounting rules governing business acquisitions.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

          The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes.

          Financial information relating to our Condensed Consolidated Financial Results for the three and six months ended June 30, 2009 and 2008 is as follows (in thousands, except percentages):

	For the three months ended June 30,			For the six months ended June 30,
	2009	2008	% Change	2009	2008	% Change
REVENUES
Commissions and fees	$237,789	$233,423	1.9%	$471,827	$450,604	4.7%
Profit-sharing contingent commissions	6,806	5,412	25.8%	36,732	41,759	(12.0)%
Investment income	460	1,909	(75.9)%	770	3,908	(80.3)%
Other income, net	1,314	976	34.6%	620	2,164	(71.3)%
Total revenues	246,369	241,720	1.9%	509,949	498,435	2.3%

EXPENSES
Employee compensation and benefits	122,625	120,514	1.8%	249,966	241,701	3.4%
Non-cash stock-based compensation	1,695	1,800	(5.8)%	3,511	3,744	(6.2)%
Other operating expenses	35,620	34,384	3.6%	71,484	65,588	9.0%
Amortization	12,519	11,392	9.9%	24,904	22,508	10.6%
Depreciation	3,299	3,292	0.2%	6,632	6,538	1.4%
Interest	3,632	3,744	(3.0)%	7,266	7,178	1.2%
Total expenses	179,390	175,126	2.4%	363,763	347,257	4.8%

Income before income taxes	66,979	66,594	0.6%	146,186	151,178	(3.3)%

Income taxes	26,311	26,196	0.4%	57,506	59,020	(2.6)%

NET INCOME	$40,668	$40,398	0.7%	$88,680	$92,158	(3.8)%

Net internal growth rate – core commissions and fees	(4.7)%	(7.9)%		(3.5)%	(6.1)%
Employee compensation and benefits ratio	49.8%	49.9%		49.0%	48.5%
Other operating expenses ratio	14.5%	14.2%		14.0%	13.2%

Capital expenditures	$3,104	$4,133		$6,262	$8,194
Total assets at June 30, 2009 and 2008				$2,230,212	$2,072,833

Commissions and Fees

          Commissions and fees, including profit-sharing contingent commissions, for the second quarter of 2009 increased $5.8 million, or 2.4%, over the same period in 2008. Profit-sharing contingent commissions for the second quarter of 2009 increased $1.4 million over the second quarter of 2008, to $6.8 million. Core commissions and fees are our commissions and fees, less (i) profit-sharing contingent commissions and (ii) divested business (commissions and fees generated from offices, books of business or niches sold or terminated). Core commissions and fees revenue for the second quarter of 2009 increased $6.1 million, of which approximately $17.1 million represents core commissions and fees from acquisitions that had no comparable operations in the same period of 2008. After divested business of $1.7 million, the remaining net decrease of $11.0 million represents net lost business, which reflects a (4.7)% internal growth rate for core commissions and fees.

          Commissions and fees, including profit-sharing contingent commissions, for the six months ended June 30, 2009 increased $16.2 million, or 3.3%, over the same period in 2008. For the six months ended June 30, 2009, profit-sharing contingent commissions decreased $5.0 million from the comparable period in 2008, to $36.7 million. Core commissions and fees revenue for the first six months of 2009 increased $24.8 million, of which approximately $40.4 million of the total increase represents core commissions and fees from acquisitions that had no comparable operations in the same period of 2008. After divested business of $3.6 million, the remaining net decrease of $15.6 million represents net lost business, which reflects a (3.5)% internal growth rate for core commissions and fees.

Investment Income

          Investment income for the three months ended June 30, 2009 decreased $1.4 million, or 75.9%, from the same period in 2008. Investment income for the six months ended June 30, 2009 decreased $3.1 million, or 80.3%, from the same period in 2008. These decreases are primarily due to substantially lower interest yields on short-term money-market investments.

Other Income, net

          Other income for the three months ended June 30, 2009 increased $0.3 million, or 34.6%, from the same period in 2008. Other income for the six months ended June 30, 2009 decreased $1.5 million, or 71.3%, from the same period in 2008. Other income consists primarily of gains and losses from the sale and disposition of assets. Although we are not in the business of selling customer accounts, we periodically will sell an office or a book of business (one or more customer accounts) that does not produce reasonable margins or demonstrate a potential for growth.

Employee Compensation and Benefits

          Employee compensation and benefits for the second quarter of 2009 increased $2.1 million, or 1.8%, over the same period in 2008. This increase is primarily related to the addition of new employees from acquisitions completed since May 1, 2008. Employee compensation and benefits as a percentage of total revenue decreased marginally to 49.8% for the second quarter of 2009, from 49.9% for the second quarter of 2008. Of the $2.1 million increase in employee compensation and benefits, $5.1 million relates to acquisitions that resulted in stand-alone offices which had no comparable operations in the same period of 2008. Therefore, excluding the impact of these acquisitions of stand-alone offices, there was a net reduction of $3.0 million in employee compensation and benefits in the offices that operated in both periods.

          Employee compensation and benefits for the six months ended June 30, 2009 increased $8.3 million, or 3.4%, over the same period in 2008. This increase is primarily related to the addition of new employees from acquisitions completed during 2008. Employee compensation and benefits as a percentage of total revenue increased to 49.0% for the six months ended June 30, 2009, from 48.5% for the six months ended June 30, 2008. Of the $8.3 million increase in employee compensation and benefits, $14.8 million relates to acquisitions that resulted in stand-alone offices which had no comparable operations in the same period of 2008. Therefore, excluding the impact of these acquisitions of stand-alone offices, there was a net reduction of $6.5 million in employee compensation and benefits in the offices that operated in both periods.

Non-Cash Stock-Based Compensation

          Non-cash stock-based compensation for the three and six months ended June 30, 2009 decreased approximately $0.1 million, or 5.8% and $0.2 million or 6.2%, from the same periods in 2008, respectively. For the entire year of 2009, we expect the total non-cash stock-based compensation expense to be slightly more than the total annual cost of $7.3 million in 2008. The increased annual estimated cost primarily relates to new grants of performance stock (“PSP”) and incentive stock options issued in February 2008.

Other Operating Expenses

          Other operating expenses for the second quarter of 2009 increased $1.2 million, or 3.6%, from the same period in 2008. Other operating expenses as a percentage of total revenue increased to 14.5% for the second quarter of 2009, from 14.2% for the second quarter of 2008. Acquisitions since May 1, 2008 that resulted in stand-alone offices resulted in approximately $1.5 million of increased other operating expenses. Therefore, there was a net reduction in other operating expenses of approximately $0.3 million with respect to offices in existence in the second quarters of both 2009 and 2008.

          Other operating expenses for the six months ended June 30, 2009 increased $5.9 million, or 9.0%, over the same period in 2008. Other operating expenses as a percentage of total revenue increased to 14.0% for the six months ended June 30, 2009, from 13.2% for the six months ended June 30, 2008. Acquisitions since February 1, 2008 that resulted in stand-alone offices resulted in approximately $3.8 million of increased other operating expenses. Therefore, there was a net increase in other operating expenses of approximately $2.1 million with respect to offices in existence in the first six months of both 2009 and 2008. Of this increase, $2.1 million was the result of increased error and omission expenses and reserves, while the remaining net costs were attributable to various other expense categories.

Amortization

          Amortization expense for the second quarter of 2009 increased $1.1 million, or 9.9%, over the second quarter of 2008. Amortization expense for the six months ended June 30, 2009 increased $2.4 million, or 10.6%, over the same period of 2008. These increases are primarily due to the amortization of additional intangible assets as the result of new acquisitions.

Depreciation

          Depreciation expense for the second quarter of 2009 of $3.3 million was essentially flat with the second quarter of 2008. Depreciation expense for the six months ended June 30, 2009 increased $0.1 million, or 1.4%, over the same period of 2008. These increases are primarily due to the purchase of new computers, related equipment and software, and the depreciation associated with acquisitions completed since February 1, 2008.

Interest Expense

          Interest expense for the second quarter of 2009 decreased $0.1 million, or 3.0%, from the same period in 2008. For the six months ended June 30, 2009, interest expense increased $0.1 million, or 1.2%, over the same period in 2008. This increase is primarily due to the additional $25.0 million of unsecured Series D Senior Notes issued in the first quarter of 2008.

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

          The internal growth rates for our core commissions and fees for the three months ended June 30, 2009 and 2008, by divisional units are as follows (in thousands, except percentages):

2009	For the three months ended June 30,
	2009	2008	Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
Florida Retail	$43,991	$45,334	$(1,343)	(3.0)%	$2,536	$(3,879)	(8.6)%
National Retail	78,857	73,603	5,254	7.1%	9,345	(4,091)	(5.6)%
Western Retail	24,646	23,688	958	4.0%	4,467	(3,509)	(14.8)%
Total Retail(1)	147,494	142,625	4,869	3.4%	16,348	(11,479)	(8.0)%

Wholesale Brokerage	41,409	44,370	(2,961)	(6.7)%	364	(3,325)	(7.5)%

Professional Programs	9,531	9,335	196	2.1%	—	196	2.1%
Special Programs	31,096	27,412	3,684	13.4%	314	3,370	12.3%
Total National Programs	40,627	36,747	3,880	10.6%	314	3,566	9.7%

Services	8,259	7,982	277	3.5%	—	277	3.5%
Total Core Commissions and Fees	$237,789	$231,724	$6,065	2.6%	$17,026	$(10,961)	(4.7)%

(1)	The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 13 which includes corporate and consolidation items.

          The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Condensed Consolidated Statements of Income for the three months ended June 30, 2009 and 2008 is as follows (in thousands, except percentages):

	For the three months ended June 30,
	2009	2008
Total core commissions and fees	$237,789	$231,724
Profit-sharing contingent commissions	6,806	5,412
Divested business	—	1,699
Total commission and fees	$244,595	$238,835

2008	For the three months ended June 30,
	2008	2007	Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
Florida Retail	$45,806	$50,858	$(5,052)	(9.9)%	$2,827	$(7,879)	(15.5)%
National Retail	73,920	63,847	10,073	15.8%	14,393	(4,320)	(6.8)%
Western Retail	24,588	23,898	690	2.9%	3,587	(2,897)	(12.1)%
Total Retail(1)	144,314	138,603	5,711	4.1%	20,807	(15,096)	(10.9)%

Wholesale Brokerage	44,362	45,369	(1,007)	(2.2)%	5,294	(6,301)	(13.9)%

Professional Programs	9,353	9,080	273	3.0%	—	273	3.0%
Special Programs	27,412	22,599	4,813	21.3%	147	4,666	20.6%
Total National Programs	36,765	31,679	5,086	16.1%	147	4,939	15.6%

Services	7,982	9,184	(1,202)	(13.1)%	—	(1,202)	(13.1)%
Total Core Commissions and Fees	$233,423	$224,835	$8,588	3.8%	$26,248	$(17,660)	(7.9)%

(1)	The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 13 which includes corporate and consolidation items.

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

          The internal growth rates for our core commissions and fees for the six months ended June 30, 2009 and 2008, by divisional units are as follows (in thousands, except percentages):

2009	For the six months ended June 30,
	2009	2008	Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
Florida Retail	$84,122	$86,561	$(2,439)	(2.8)%	$6,203	$(8,642)	(10.0)%
National Retail	156,384	143,759	12,625	8.8%	20,788	(8,163)	(5.7)%
Western Retail	49,939	44,775	5,164	11.5%	12,033	(6,869)	(15.3)%
Total Retail(1)	290,445	275,095	15,350	5.6%	39,024	(23,674)	(8.6)%

Wholesale Brokerage	75,871	81,248	(5,377)	(6.6)%	1,082	(6,459)	(7.9)%

Professional Programs	20,103	19,580	523	2.7%	—	523	2.7%
Special Programs	69,064	55,212	13,852	25.1%	314	13,538	24.5%
Total National Programs	89,167	74,792	14,375	19.2%	314	14,061	18.8%

Services	16,344	15,915	429	2.7%	—	429	2.7%
Total Core Commissions and Fees	$471,827	$447,050	$24,777	5.5%	$40,420	$(15,643)	(3.5)%

(1)	The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 13 which includes corporate and consolidation items.

          The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Condensed Consolidated Statements of Income for the six months ended June 30, 2009 and 2008 is as follows (in thousands, except percentages):

	For the six months ended June 30,
	2009	2008
Total core commissions and fees	$471,827	$447,050
Profit-sharing contingent commissions	36,732	41,759
Divested business	—	3,554
Total commission and fees	$508,559	$492,363

2008	For the six months ended June 30,
	2008	2007	Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
Florida Retail	$87,441	$94,749	$(7,308)	(7.7)%	$3,748	$(11,056)	(11.7)%
National Retail	144,605	115,548	29,057	25.1%	34,235	(5,178)	(4.5)%
Western Retail	46,292	46,324	(32)	(0.1)%	3,849	(3,881)	(8.4)%
Total Retail(1)	278,338	256,621	21,717	8.5%	41,832	(20,115)	(7.8)%

Wholesale Brokerage	81,401	82,636	(1,235)	(1.5)%	10,273	(11,508)	(13.9)%

Professional Programs	19,738	19,518	220	1.1%	—	220	1.1%
Special Programs	55,212	47,083	8,129	17.3%	278	7,851	16.7%
Total National Programs	74,950	66,601	8,349	12.5%	278	8,071	12.1%

Services	15,915	18,138	(2,223)	(12.3)%	—	(2,223)	(12.3)%
Total Core Commissions and Fees	$450,604	$423,996	$26,608	6.3%	$52,383	$(25,775)	(6.1)%

(1)	The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 13 which includes corporate and consolidation items.

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

          Financial information relating to Brown & Brown’s Retail Division for the three and six months ended June 30, 2009 and 2008 is as follows (in thousands, except percentages):

	For the three months ended June 30,			For the six months ended June 30,
	2009	2008	% Change	2009	2008	% Change
REVENUES
Commissions and fees	$147,041	$143,880	2.2%	$289,722	$277,690	4.3%
Profit-sharing contingent commissions	1,264	1,981	(36.2)%	17,434	23,909	(27.1)%
Investment income	88	558	(84.2)%	152	749	(79.7)%
Other income (loss), net	720	824	(12.6)%	(145)	2,108	(106.9)%
Total revenues	149,113	147,243	1.3%	307,163	304,456	0.9%

EXPENSES
Employee compensation and benefits	73,980	72,200	2.5%	150,560	144,357	4.3%
Non-cash stock-based compensation	1,179	904	30.4%	2,369	1,819	30.2%
Other operating expenses	25,053	23,615	6.1%	49,794	46,415	7.3%
Amortization	7,543	6,457	16.8%	14,975	12,675	18.1%
Depreciation	1,517	1,499	1.2%	3,061	2,959	3.4%
Interest	7,988	7,248	10.2%	16,511	13,579	21.6%
Total expenses	117,260	111,923	4.8%	237,270	221,804	7.0%

Income before income taxes	$31,853	$35,320	(9.8)%	$69,893	$82,652	(15.4)%

Net internal growth rate – core commissions and fees	(8.0)%	(10.9)%		(8.6)%	(7.8)%
Employee compensation and benefits ratio	49.6%	49.0%		49.0%	47.4%
Other operating expenses ratio	16.8%	16.0%		16.2%	15.2%

Capital expenditures	$955	$989		$2,101	$2,157
Total assets at June 30, 2009 and 2008				$1,739,230	$1,582,866

          The Retail Division’s total revenues during the three months ended June 30, 2009 increased 1.3%, or $1.9 million, over the same period in 2008, to $149.1 million. Profit-sharing contingent commissions for the second quarter of 2009 decreased $0.7 million, or 36.2%, from the second quarter of 2008. Of the $3.2 million net increase in commissions and fees, (i) an increase of approximately $16.4 million related to the core commissions and fees from acquisitions that had no comparable revenues in the same period of 2008; (ii) a decrease of $1.7 million related to commissions and fees recorded in the second quarter of 2008 from business divested during 2009; and (iii) the remaining net decrease of $11.5 million is primarily due to net lost business. The Retail Division’s internal growth rate for core commissions and fees was (8.0)% for the second quarter of 2009 and was driven primarily by a combination of reduced insurable exposure units resulting from a slowing economy, as well as a continuation of declining insurance property rates, although declining at a slower rate than the previous quarter.

          Income before income taxes for the three months ended June 30, 2009 decreased 9.8%, or $3.5 million from the same period in 2008, to $31.9 million. This decrease is primarily due to net lost business, less profit-sharing contingent commission revenues, and less investment and other income.

          The Retail Division’s total revenues during the six months ended June 30, 2009 increased 0.9%, or $2.7 million, to $307.2 million. Profit-sharing contingent commissions for the six months ended June 30, 2009, decreased $6.5 million, from the same period in 2008. Of the $12.0 million net increase in commissions and fees, (i) an increase of approximately $39.0 million related to the core commissions and fees from acquisitions that had no comparable revenues in the same period of 2008; (ii) a decrease of $3.2 million related to commissions and fees recorded in the six months ended June 30, 2008 from business divested during 2009; and (iii) the remaining net decrease of $23.8 million is primarily due to net lost business in core commissions and fees. The Retail Division’s internal growth rate for core commissions and fees was (8.6)% for the six months ended June 30, 2009 and was driven primarily by a combination of reduced insurable exposure units resulting from a slowing economy, as well as a continuation of declining insurance property rates, although declining at a slower rate than the previous year.

          Income before income taxes for the six months ended June 30, 2009 decreased 15.4%, or $12.8 million, to $69.9 million. This decrease is primarily due to net lost business, less profit-sharing contingent commission revenues, and less investment and other income.

Wholesale Brokerage Division

          The Wholesale Brokerage Division markets and sells excess and surplus commercial and personal lines insurance and reinsurance, primarily through independent agents and brokers. Like the Retail and National Programs Divisions, the Wholesale Brokerage Division’s revenues are primarily commission-based.

          Financial information relating to our Wholesale Brokerage Division for the three and six months ended June 30, 2009 and 2008 is as follows (in thousands, except percentages):

	For the three months ended June 30,			For the six months ended June 30,
	2009	2008	% Change	2009	2008	% Change
REVENUES
Commissions and fees	$41,409	$44,362	(6.7)%	$75,871	$81,401	(6.8)%
Profit-sharing contingent commissions	2,784	1,467	89.8%	7,154	10,136	(29.4)%
Investment income	18	365	(95.1)%	47	824	(94.3)%
Other income, net	249	154	61.7%	369	321	15.0%
Total revenues	44,460	46,348	(4.1)%	83,441	92,682	(10.0)%

EXPENSES
Employee compensation and benefits	20,958	22,648	(7.5)%	41,465	45,539	(8.9)%
Non-cash stock-based compensation	248	200	24.0%	501	397	26.2%
Other operating expenses	7,849	8,709	(9.9)%	15,905	16,686	(4.7)%
Amortization	2,558	2,535	0.9%	5,117	5,033	1.7%
Depreciation	720	706	2.0%	1,436	1,444	(0.6)%
Interest	3,548	4,516	(21.4)%	7,449	9,313	(20.0)%
Total expenses	35,881	39,314	(8.7)%	71,873	78,412	(8.3)%

Income before income taxes	$8,579	$7,034	22.0%	$11,568	$14,270	(18.9)%

Net internal growth rate – core commissions and fees	(7.5)%	(13.9)%		(7.9)%	(13.9)%
Employee compensation and benefits ratio	47.1%	48.9%		49.7%	49.1%
Other operating expenses ratio	17.7%	18.8%		19.1%	18.0%

Capital expenditures	$840	$2,016		$1,884	$3,262
Total assets at June 30, 2009 and 2008				$654,210	$683,470

          The Wholesale Brokerage Division’s total revenues for the three months ended June 30, 2009 decreased 4.1%, or $1.9 million, from the same period in 2008, to $44.5 million. Profit-sharing contingent commissions for the second quarter of 2009 increased $1.3 million over the same quarter of 2008. Of the $3.0 million net decrease in commissions and fees, (i) an increase of approximately $0.3 million related to core commissions and fees from acquisitions that had no comparable revenues in the same period of 2008; and (ii) the remaining net decrease of $3.3 million is primarily due to net lost business in core commissions and fees. As such, the Wholesale Brokerage Division’s internal growth rate for core commissions and fees was (7.5)% for the second quarter of 2009. The majority of the net lost business was attributable to a $1.9 million impact of primarily the decreasing property rates and reduced insurable exposure units in Florida, and a $ 1.2 million impact of the slowing residential home-builders’ market on one of our Wholesale Brokerage operations that focuses on that industry in the southwestern region of the United States.

          Income before income taxes for the three months ended June 30, 2009 increased 22.0%, or $1.5 million from the same period in 2008, to $8.6 million, primarily due to the increased profit-sharing contingent commissions, a $1.7 million reduction in employee compensation and a $0.9 million reduction in other operating expenses.

          The Wholesale Brokerage Division’s total revenues for the six months ended June 30, 2009 decreased 10.0%, or $9.2 million, to $83.4 million from the same period in 2008. Profit-sharing contingent commissions for the six months ended June 30, 2009 decreased $3.0 million from the same period in 2008. Of the $5.5 million decrease in commissions and fees, (i) an increase of approximately $1.1 million related to core commissions and fees from acquisitions that had no comparable revenues in the same period of 2008; (ii) a decrease of $0.1 million related to commissions and fees recorded in the six months ended June 30, 2008 from business divested during 2009; and (iii) the remaining net decrease of $6.5 million is primarily due to net lost business in core commissions and fees. As such, the Wholesale Brokerage Division’s internal growth rate for core commissions and fees was (7.9)% for the six months ended June 30, 2008. The majority of the net lost business was attributable to a $3.3 million impact of primarily the decreasing property rates and reduced insurable exposure units in Florida, and a $ 2.1 million impact of the slowing residential home-builders’ market on one of our Wholesale Brokerage operations that focuses on that industry in the southwestern region of the United States. Our Wholesale Brokerage operations in other parts of the country are being negatively affected by a combination of declining premium rates and increased competition from the standard lines carriers.

          Income before income taxes for the six months ended June 30, 2009 decreased 18.9%, or $2.7 million, to $11.6 million from the same period in 2008, primarily due to net lost business and a decrease in profit-sharing contingent commissions. However, the revenue reduction was somewhat offset by $4.1 million lower employee compensation and benefit cost and $0.8 million in lower other operating costs.

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

          Financial information relating to our National Programs Division for the three and six months ended June 30, 2009 and 2008 is as follows (in thousands, except percentages):

	For the three months ended June 30,			For the six months ended June 30,
	2009	2008	% Change	2009	2008	% Change
REVENUES
Commissions and fees	$40,627	$36,765	10.5%	$89,167	$74,950	19.0%
Profit-sharing contingent commissions	2,758	1,964	40.4%	12,144	7,714	57.4%
Investment income	1	77	(98.7)%	2	186	(98.9)%
Other income, net	6	25	(76.0)%	—	51	NMF %
Total revenues	43,392	38,831	11.7%	101,313	82,901	22.2%

EXPENSES
Employee compensation and benefits	17,438	15,962	9.2%	37,060	32,551	13.9%
Non-cash stock-based compensation	260	202	28.7%	513	402	27.6%
Other operating expenses	6,061	6,921	(12.4)%	13,315	13,133	1.4%
Amortization	2,293	2,275	0.8%	4,562	4,550	0.3%
Depreciation	664	681	(2.5)%	1,324	1,322	0.2%
Interest	1,392	1,939	(28.2)%	2,861	4,056	(29.5)%
Total expenses	28,108	27,980	0.5%	59,635	56,014	6.5%

Income before income taxes	$15,284	$10,851	40.9%	$41,678	$26,887	55.0%

Net internal growth rate – core commissions and fees	9.7%	(15.6)%		18.8%	12.1%
Employee compensation and benefits ratio	40.2%	41.1%		36.6%	39.3%
Other operating expenses ratio	14.0%	17.8%		13.1%	15.8%

Capital expenditures	$1,110	$972		$2,193	$1,368
Total assets at June 30, 2009 and 2008				$644,934	$564,174

          Total revenues for National Programs for the three months ended June 30, 2009 increased 11.7%, or $4.6 million, over the same period in 2008, to $43.4 million. Profit-sharing contingent commissions for the second quarter of 2009 increased $0.8 million over the second quarter of 2008. Of the $3.9 million net increase in commissions and fees, (i) an increase of approximately $0.3 million related to core commissions and fees from acquisitions that had no comparable revenues in the same period of 2008; and (ii) the remaining net increase of approximately $3.6 million is primarily due to net new business. Therefore, the National Programs Division’s internal growth rate for core commissions and fees was 9.7% for the three months ended June 30, 2009. The Professional Programs Unit within the National Programs Division had a 2.1% internal growth rate due to continued stabilizing professional liability rates. Additionally, the Special Programs Unit had a 12.3% internal growth rate, primarily due to approximately $3.3 million of net new business generated by our Proctor Financial Services subsidiary and to the approximately $0.5 million net increase in core commissions and fees in our condominium program at our Florida Intracoastal Underwriters (“FIU”) subsidiary.

          Income before income taxes for the three months ended June 30, 2009 increased 40.9%, or $4.4 million, over the same period in 2008, to $15.3 million. This increase is primarily due to net new business and an increase in profit-sharing contingent commissions.

          Total revenues for National Programs for the six months ended June 30, 2009 increased 22.2%, or $18.4 million, to $101.3 million. Profit-sharing contingent commissions for the six months ended June 30, 2009 increased $4.4 million over the same period in 2008. Of the $14.2 million net increase in commissions and fees; (i) an increase of approximately $0.3 million related to core commissions and fees from acquisitions that had no comparable revenues in the same period of 2008; (ii) a decrease of $0.2 million related to commissions and fees recorded in the six months ended June 30, 2008 from business divested during 2009; and (iii) the remaining net increase of approximately $14.1 million is primarily due to net new business. Therefore, the National Programs Division’s internal growth rate for core commissions and fees was 18.8%. The Professional Programs Unit within the National Programs Division had a 2.7% internal growth rate due to stabilizing professional liability rates. Additionally, the Special Programs Unit had a 24.5% internal growth rate, primarily due to; (i) approximately $13.8 million of net new business generated by our Proctor Financial Services subsidiary, most of which will be non-recurring; and (ii) approximately $0.7 million net increase in core commissions and fees in our FIU subsidiary.

          Income before income taxes for the six months ended June 30, 2009 increased 55.0%, or $14.8 million, to $41.7 million, over the same period in 2008. This increase is primarily due to net new business generated by our Proctor Financial Services subsidiary.

Services Division

          The Services Division provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability areas, as well as Medicare set-aside services. Unlike our other segments, approximately 98% of the Services Division’s 2008 commissions and fees revenue is generated from fees, which are not significantly affected by fluctuations in general insurance premiums.

          Financial information relating to our Services Division for the three and six months ended June 30, 2009 and 2008 is as follows (in thousands, except percentages):

	For the three months ended June 30,			For the six months ended June 30,
	2009	2008	% Change	2009	2008	% Change
REVENUES
Commissions and fees	$8,259	$7,982	3.5%	$16,344	$15,915	2.7%
Profit-sharing contingent commissions	—	—	—%	—	—	—%
Investment income	6	(6)	(200.0)%	12	(1)	NMF %
Other income (loss), net	(1)	(3)	(66.7)%	(1)	(3)	(66.7)%
Total revenues	8,264	7,973	3.6%	16,355	15,911	2.8%

EXPENSES
Employee compensation and benefits	4,687	4,482	4.6%	9,454	9,037	4.6%
Non-cash stock-based compensation	41	35	17.1%	82	70	17.1%
Other operating expenses	1,263	1,263	—%	2,416	2,414	0.1%
Amortization	116	116	—%	231	231	—%
Depreciation	88	108	(18.5)%	188	220	(14.5)%
Interest	166	172	(3.5)%	359	366	(1.9)%
Total expenses	6,361	6,176	3.0%	12,730	12,338	3.2%

Income before income taxes	$1,903	$1,797	5.9%	$3,625	$3,573	1.5%

Net internal growth rate – core commissions and fees	3.5%	(13.1)%		2.7%	(12.3)%
Employee compensation and benefits ratio	56.7%	56.2%		57.8%	56.8%
Other operating expenses ratio	15.3%	15.8%		14.8%	15.2%

Capital expenditures	$80	$71		$87	$126
Total assets at June 30, 2009 and 2008				$45,582	$43,022

          The Services Division’s total revenues for the three months ended June 30, 2009 increased 3.6%, or $0.3 million, from the same period in 2008, to $8.3 million. Core commissions and fees reflect an internal growth rate of 3.5% for the second quarter of 2009, primarily due to net new business.

          Income before income taxes for the three months ended June 30, 2009 increased 5.9%, or $0.1 million, from the same period in 2008 to $1.9 million, primarily due to net new business.

          The Services Division’s total revenues for the six months ended June 30, 2009 increased 2.8%, or $0.4 million, to $16.4 million from the same period in 2008. Core commissions and fees reflect an internal growth rate of 2.7% for the six months ended June 30, 2009, primarily due to net new business.

          Income before income taxes for the six months ended June 30, 2009 increased 1.5%, or $0.1 million, to $3.6 million from the same period in 2008 primarily due to net new business.

Other

          As discussed in Note 13 of the Notes to Condensed Consolidated Financial Statements, the “Other” column in the Segment Information table includes any income and expenses not allocated to reportable segments, and corporate-related items, including the inter-company interest expense charged to the reporting segment.

LIQUIDITY AND CAPITAL RESOURCES

          Our cash and cash equivalents of $190.0 million at June 30, 2009 reflected an increase of $111.5 million over the $78.5 million balance at December 31, 2008. For the six-month period ended June 30, 2009, $185.0 million of cash was provided from operating activities. Also during this period, $38.8 million of cash was used for acquisitions, $6.3 million was used for additions to fixed assets, $8.3 million was used for payments on long-term debt and $21.2 million was used for payment of dividends.

          Our ratio of current assets to current liabilities (the “current ratio”) was 1.12 and 1.00 at June 30, 2009 and December 31, 2008, respectively.

Contractual Cash Obligations

          As of June 30, 2009, our contractual cash obligations were as follows:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt	$254,295	$4,006	$100,289	$—	$150,000
Capital lease obligations	9	9	—	—	—
Other long-term liabilities	15,223	9,481	3,698	752	1,292
Operating leases	97,203	27,154	37,892	18,915	13,242
Interest obligations	61,029	14,461	24,409	17,675	4,484
Unrecognized tax benefits	429	—	429	—	—
Maximum future acquisition contingency payments	199,409	72,457	124,113	2,839	—
Total contractual cash obligations	$627,597	$127,568	$290,830	$40,181	$169,018

          In 2004, we completed a private placement of $200.0 million of unsecured senior notes (the “Notes”). The $200.0 million is divided into two series: Series A, for $100.0 million due in 2011 and bearing interest at 5.57% per year; and Series B, for $100.0 million due in 2014 and bearing interest at 6.08% per year. The closing on the Series B Notes occurred on July 15, 2004. The closing on the Series A Notes occurred on September 15, 2004. Brown & Brown used the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. As of June 30, 2009 and December 31, 2008 there was an outstanding balance of $200.0 million on the Notes.

          On December 22, 2006, we entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). The Purchaser also purchased Notes issued by the Company in 2004. The Master Agreement provides for a $200.0 million private uncommitted “shelf” facility for the issuance of senior unsecured notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten years, as the parties may determine. The Master Agreement includes various covenants, limitations and events of default similar to the Notes issued in 2004. The initial issuance of notes under the Master Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.66% per annum. On February 1, 2008 we issued $25.0 million in Series D Senior Notes due January 15, 2015 with a fixed interest rate of 5.37% per annum. As of June 30, 2009 and December 31, 2008 there was an outstanding balance of $50.0 million under the Master Agreement.

          On June 12, 2008, the Company entered into an Amended and Restated Revolving Loan Agreement (the “Loan Agreement”) with a national banking institution that was dated as of June 3, 2008, amending and restating the existing Revolving Loan Agreement dated September 29, 2003, as amended (the “Revolving Agreement”), in order to increase the lending commitment to $50.0 million (subject to potential increases up to $100.0 million) and to extend the maturity date from December 20, 2011 to June 3, 2013. The Revolving Agreement initially provided for a revolving credit facility in the maximum principal amount of $75.0 million. After a series of amendments that provided covenant exceptions for the notes issued or to be issued under the Master Agreement and relaxed or deleted certain other covenants, the maximum principal amount was reduced to $20.0 million. The calculation of interest and fees is generally based on the Company’s quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization, and non-cash stock-based compensation. Interest is charged at a rate equal to 0.50% to 1.00% above the London Interbank Offering Rate (“LIBOR”) or 1.00% below the base rate, each as more fully defined in the Loan Agreement. Fees include an upfront fee, an availability fee of 0.10% to 0.20%, and a letter of credit usage fee of 0.50% to 1.00%. The Loan Agreement contains various covenants, limitations, and events of default customary for similar facilities for similar borrowers. The 90-day LIBOR was 0.595% and 1.43% as of June 30, 2009 and December 31, 2008, respectively. There were no borrowings against this facility at June 30, 2009 or December 31, 2008.

          All three of these outstanding credit agreements require us to maintain certain financial ratios and comply with certain other covenants. We were in compliance with all such covenants as of June 30, 2009 and December 31, 2008.

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

          Our invested assets are held as cash and cash equivalents, restricted cash and investments, available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit. These investments are subject to interest rate risk and equity price risk. The fair values of our cash and cash equivalents, restricted cash and investments, and certificates of deposit at June 30, 2009 and December 31, 2008 approximated their respective carrying values due to their short-term duration and therefore such market risk is not considered to be material.

          We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

          We carried out an evaluation (the “Evaluation”) required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of June 30, 2009. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

          There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

          In Item 3 of Part I of the Company’s Annual Report on Form 10-K for its fiscal year ending December 31, 2008, certain information concerning certain legal proceedings and other matters was disclosed. Such information was current as of the date of filing. During the Company’s fiscal quarter ending June 30, 2009, no new legal proceedings, or material developments with respect to existing legal proceedings, occurred which require disclosure in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

          There were no material changes in the risk factors previously disclosed in Item 1A, “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company’s Annual Meeting of Shareholders was held on April 29, 2009. At the meeting, two matters were submitted to a vote of security holders. Set forth below are the voting results for each of these matters.

1.	Election of twelve directors.

	For	Withheld
J. Hyatt Brown	123,213,932	10,994,233
Samuel P. Bell, III	131,701,416	2,506,749
Hugh M. Brown	133,469,472	738,693
J. Powell Brown	131,729,736	2,478,429
Bradley Currey, Jr.	131,617,607	2,590,558
Jim W. Henderson	131,739,233	2,468,932
Theodore J. Hoepner	131,611,552	2,596,613
Toni Jennings	133,474,593	733,572
Wendell S. Reilly	133,493,055	715,110
John R. Riedman	123,277,270	10,930,895
Jan E. Smith	131,815,864	2,392,301
Chilton D. Varner	133,476,664	731,501

2.	Ratification of the appointment of Deloitte & Touche LLP as Brown & Brown, Inc.’s independent registered public accountants for the fiscal year ending December 31, 2009

For	Against	Abstain
134,023,506	97,369	87,295

ITEM 5.  OTHER INFORMATION

As previously disclosed in the Company's Current Report on Form 8-K filed on May 5, 2009, in connection with J. Hyatt Brown's retirement effective July 1, 2009 from the position of Chief Executive Officer of the Company, the Company's Board of Directors agreed with Mr. Brown to amend his employment agreement effective July 1, 2009 to remove all provisions relating to a “change in control” of the Company, including a requirement that Mr. Brown be paid certain amounts in the event of the termination of his employment or the occurrence of certain other “adverse consequences” following a change in control of the Company.

On August 10, 2009, the Company and Mr. Brown executed this new employment agreement, which memorializes the removal of all provisions relating to a “change in control” of the Company.  This employment agreement is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this Report:

3.1
Articles of Amendment to Articles of Incorporation (adopted April 24, 2003) (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended June 30, 2003), and Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended June 30, 1999).

3.2	Bylaws (incorporated by reference to Exhibit 3b to Form 10-K for the year ended December 31, 2002).

10.1	Employment Agreement with J. Hyatt Brown, dated and effective as of July 1, 2009.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	Section 1350 Certification by the Chief Financial Officer of the Registrant.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN & BROWN, INC.

/s/ CORY T. WALKER
Date: August 10, 2009	Cory T. Walker
Sr. Vice President, Chief Financial Officer and Treasurer
(duly authorized officer, principal financial officer and principal accounting officer)