Form 10-Q
period 2009-09-30
BROWN & BROWN INC
filed 2009-11-06
CIK 79282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number 001-13619

BROWN & BROWN, INC.
(Exact name of registrant as specified in its charter)

Florida	59-0864469
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

220 South Ridgewood Avenue,	32114
Daytona Beach, FL	(Zip Code)
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

The number of shares of the Registrant’s common stock, $.10 par value, outstanding as of November 4, 2009 was 142,033,395.

BROWN & BROWN, INC.

Disclosure Regarding Forward-Looking Statements

    Brown & Brown, Inc., together with its subsidiaries (collectively, “we,” “Brown & Brown” or the “Company”), makes “forward-looking statements” within the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995, as amended, throughout this report and in the documents we incorporate by reference into this report. You can identify these statements by forward-looking words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “plan” and “continue” or similar words. We have based these statements on our current expectations about future events. Although we believe the expectations expressed in the forward-looking statements included in this Form 10-Q and those reports, statements, information and announcements incorporated by reference are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. Many of these factors have previously been identified in filings or statements made by us or on our behalf. Important factors which could cause our actual results to differ materially from the forward-looking statements in this report include the following items, in addition to those matters described in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A “Risk Factors”:

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

PART I -FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS (UNAUDITED)

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands, except per share data)	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
REVENUES
Commissions and fees	$243,016	$243,766	$751,575	$736,129
Investment income	175	1,228	945	5,136
Other income, net	575	2,035	1,195	4,199
Total revenues	243,766	247,029	753,715	745,464

EXPENSES
Employee compensation and benefits	119,607	122,172	369,573	363,873
Non-cash stock-based compensation	1,732	1,819	5,243	5,563
Other operating expenses	35,523	36,405	107,007	101,993
Amortization	12,468	12,281	37,372	34,789
Depreciation	3,323	3,391	9,955	9,929
Interest	3,622	3,867	10,888	11,045
Total expenses	176,275	179,935	540,038	527,192

Income before income taxes	67,491	67,094	213,677	218,272

Income taxes	26,530	26,501	84,036	85,521

Net income	$40,961	$40,593	$129,641	$132,751

Net income per share:
Basic	$0.29	$0.29	$0.92	$0.94
Diluted	$0.29	$0.29	$0.91	$0.94

Weighted average number of shares outstanding:
Basic	137,279	136,409	137,052	136,157
Diluted	137,671	136,941	137,403	136,718

Dividends declared per share	$0.075	$0.07	$0.225	$0.21

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED
BALANCE SHEETS
(UNAUDITED)

(in thousands, except per share data)	September 30, 2009	December 31, 2008

ASSETS
Current Assets:
Cash and cash equivalents	$186,247	$78,557
Restricted cash and investments	158,843	144,750
Short-term investments	8,219	7,511
Premiums, commissions and fees receivable	238,525	244,515
Deferred income taxes	—	14,171
Other current assets	36,487	33,528
Total current assets	628,321	523,032

Fixed assets, net	62,324	63,520
Goodwill	1,063,357	1,023,372
Amortizable intangible assets, net	477,541	495,627
Other assets	6,579	14,029

Total assets	$2,238,122	$2,119,580

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Premiums payable to insurance companies	$349,777	$357,707
Premium deposits and credits due customers	48,224	43,577
Accounts payable	14,987	18,872
Accrued expenses	83,493	96,325
Current portion of long-term debt	11,464	6,162
Total current liabilities	507,945	522,643

Long-term debt	250,589	253,616

Deferred income taxes, net	107,996	90,143

Other liabilities	16,898	11,437

Shareholders’ Equity:
Common stock, par value $0.10 per share; authorized 280,000 shares; issued and outstanding 142,046 at 2009 and 141,544 at 2008	14,205	14,154
Additional paid-in capital	265,324	250,167
Retained earnings	1,075,161	977,407
Accumulated other comprehensive income, net of related income tax effect of $3 at 2009 and $8 at 2008	4	13

Total shareholders’ equity	1,354,694	1,241,741

Total liabilities and shareholders’ equity	$2,238,122	$2,119,580

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS
(UNAUDITED)

	For the nine months ended September 30,
(in thousands)	2009	2008

Cash flows from operating activities:
Net income	$129,641	$132,751
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	37,372	34,789
Depreciation	9,955	9,929
Non-cash stock-based compensation	5,243	5,563
Deferred income taxes	32,029	33,750
Net loss (gain) on sales of investments, fixed assets and customer accounts	499	(235)
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Restricted cash and investments (increase) decrease	(14,093)	13,788
Premiums, commissions and fees receivable decrease (increase)	7,633	(12,010)
Other assets decrease	3,323	9,432
Premiums payable to insurance companies (decrease)	(8,916)	(6,826)
Premium deposits and credits due customers increase	4,518	7,067
Accounts payable (decrease)	(3,830)	(7,758)
Accrued expenses (decrease)	(13,346)	(14,503)
Other liabilities (decrease)	(770)	(1,672)
Net cash provided by operating activities	189,258	204,065

Cash flows from investing activities:
Additions to fixed assets	(8,734)	(11,115)
Payments for businesses acquired, net of cash acquired	(42,272)	(221,616)
Proceeds from sales of fixed assets and customer accounts	886	3,881
Purchases of investments	(5,601)	(7,874)
Proceeds from sales of investments	4,879	4,080
Net cash used in investing activities	(50,842)	(232,644)

Cash flows from financing activities:
Proceeds from long-term debt	—	25,000
Payments on long-term debt	(8,804)	(15,672)
Borrowings on revolving credit facility	12,670	2,180
Payments on revolving credit facility	(12,670)	(2,180)
Income tax benefit from exercise of stock options	110	—
Issuances of common stock for employee stock benefit plans	9,855	10,611
Cash dividends paid	(31,887)	(29,594)
Net cash used in financing activities	(30,726)	(9,655)
Net increase (decrease) in cash and cash equivalents	107,690	(38,234)
Cash and cash equivalents at beginning of period	78,557	38,234
Cash and cash equivalents at end of period	$186,247	$-

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

    Results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

NOTE 3 · Net Income Per Share

    Effective in 2009, the Company adopted a new Financial Accounting Standards Board (“FASB”) authoritative guidance that states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share (“EPS”) pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. Performance stock shares granted to employees under the Company’s Performance Stock Plan are considered participating securities as they receive non-forfeitable dividend equivalents at the same rate as common stock. This new guidance, which was incorporated into ASC 260 - Earnings Per Share, was adopted via retroactive application for the quarter and nine months ended September 30, 2008, resulting in no change in either basic or diluted EPS for either period.

    Basic earnings per share is computed based on the weighted average number of common shares issued and outstanding during the period, including unvested restricted shares. Diluted earnings per share is computed based on the weighted average common shares issued and outstanding plus equivalent shares assuming exercise of stock options. The dilutive effect of stock options is computed by application of the treasury stock method. The following is a reconciliation between basic and diluted weighted average shares outstanding:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share data)	2009	2008	2009		2008

Net income	$40,961	$40,593		$129,641	$132,751

Net income attributable to unvested awarded performance stock	(1,310)	(1,342)		(4,194)	(4,409)

Net income attributable to common shares	$39,651	$39,251	$$	125,447	$128,342

Weighted average basic number of common shares outstanding	141,817	141,073		141,634	140,834

Less unvested awarded performance stock included in weighted average basic share outstanding	(4,538)	(4,664)		(4,582)	(4,677)

Weighted average number of common shares outstanding for basic earning per common share	137,279	136,409		137,052	136,157

Dilutive effect of stock options	392	532		351	561

Weighted average number of shares outstanding	137,671	136,941		137,403	136,718

Net income per share:
Basic	$0.29	$0.29		$0.92	$0.94
Diluted	$0.29	$0.29		$0.91	$0.94

NOTE 4 · New Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance establishing two levels of U.S. generally accepted accounting principles (“GAAP”) – authoritative and nonauthoritative – and making the Accounting Standards Codification (“ASC”) the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission.  This guidance, which was incorporated into ASC Topic 105 - Generally Accepted Accounting Principles, was effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption changed certain disclosure references to U.S. GAAP, but did not have any other impact on the Company’s Consolidated Financial Statements.

    Business Combinations — In December 2007, the FASB issued authoritative guidance requiring an acquirer to recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities (with only limited exceptions) upon initially obtaining control of an acquired entity even if the acquirer has not acquired 100% of its target. Additionally, the fair value of contingent consideration arrangements (such as earn-out purchase arrangements) at the acquisition date must be included in the purchase price consideration. Transaction costs are expensed as incurred. This guidance also modifies the recognition of pre-acquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. This guidance also amends ASC Topic 740 - Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination, either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. This guidance, which was incorporated into ASC Topic 805 - Business Combinations, is effective for fiscal years beginning after December 15, 2008. Effective January 1, 2009, the Company adopted this guidance on a prospective basis. As a result, the recorded purchase price for all acquisitions consummated after January 1, 2009 will include an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in these earn-out obligations will be recorded in the consolidated statement of income when incurred. Potential earn-out obligations are typically based upon future earnings of the acquired entities, usually between one and three years.

    In April 2008, the FASB issued authoritative guidance that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC Topic 350 – Intangibles-Goodwill and Other. This guidance requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. This guidance, which is incorporated into ASC Topic 350 – Intangibles-Goodwill and Other, is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this guidance did not have any material impact on our consolidated financial statements.

    In November 2008, the FASB ratified authoritative guidance that applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, this guidance requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting which should be amortized to expense over the period the asset diminished in value. Defensive intangible assets must be recognized at fair value in accordance with ASC Topic 805 - Business Combinations, and ASC Topic 820 – Fair Value Measurements and Disclosures.  This guidance, which was incorporated into ASC Topic 350 – Intangibles-Goodwill and Other, was effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of guidance did not have any material impact on our consolidated financial statements.

    Subsequent Events - In May 2009, the FASB issued authoritative guidance establishing general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This guidance, which was incorporated into ASC Topic 855 - Subsequent Events, was effective on a prospective basis for interim or annual periods ending after June 15, 2009, and was adopted on June 1, 2009.  This guidance did not have a material impact on the Company’s financial condition, results of operations and cash flows.

    Subsequent events have been evaluated through the date and time the unaudited condensed consolidated financial statements were issued on November 6, 2009.  No material subsequent events have occurred since September 30, 2009 that required recognition or disclosure in our unaudited condensed consolidated financial statements.

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

NOTE 5 · Business Combinations

Acquisitions in 2009

    For the nine months ended September 30, 2009, Brown & Brown acquired the assets and assumed certain liabilities of eight insurance intermediaries and several books of business (customer accounts). The aggregate purchase price of these acquisitions was $46,956,000 including $38,780,000 of net cash payments, the issuance of notes payable of $340,000, the assumption of $1,575,000 of liabilities and $6,261,000 of recorded earn-out payables. All of these acquisitions were acquired primarily to expand Brown & Brown’s core businesses and to attract and hire high-quality individuals. Acquisition purchase prices are typically based on a multiple of average annual operating profit earned over a one- to three-year period within a minimum and maximum price range. The recorded purchase price for all acquisitions consummated after January 1, 2009 included an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations will be recorded in the consolidated statement of income when incurred.

    The fair value of earn-out obligations is based on the present value of the expected future payments to be made to the sellers of the acquired businesses in accordance with the provisions outlined in the respective purchase agreements. In determining fair value, the acquired business’s future performance is estimated using financial projections developed by management for the acquired business and reflects market participant assumptions regarding revenue growth and/or profitability. The expected future payments are estimated on the basis of the earn-out formula and performance targets specified in each purchase agreement compared to the associated financial projections. These payments are then discounted to present value using a risk-adjusted rate that takes into consideration the likelihood that the forecasted earn-out payments will be made. The change to the fair value of earn-out obligations recorded in net income for the three or nine months ended September 30, 2009 was not material.

    All of these acquisitions have been accounted for as business combinations and are as follows:

(in thousands) Name	Business Segment	2009 Date of Acquisition	Net Cash Paid	Note Payable	Recorded Earn-out Payable	Recorded Purchase Price	Maximum Potential Earn-out Payable
Conner Strong Companies, Inc.	Retail	January 2	$22,748	$—	$—	$22,748	$—
Other	Various	Various	16,032	340	6,261	22,633	13,169
Total			$38,780	$340	$6,261	$45,381	$13,169

    The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition:

(in thousands)	Conner Strong	Other	Total
Fiduciary cash	$—	$—	$—
Other current assets	556	1,087	1,643
Fixed assets	52	122	174
Goodwill	13,591	12,218	25,809
Purchased customer accounts	8,698	10,531	19,229
Noncompete agreements	—	103	103
Other assets	—	(2)	(2)
Total assets acquired	22,897	24,059	46,956

Other current liabilities	(149)	(1,426)	(1,575)
Total liabilities assumed	(149)	(1,426)	(1,575)
Net assets acquired	$22,748	$22,633	$45,381

    The weighted average useful lives for the above acquired amortizable intangible assets are as follows: purchased customer accounts, 14.9 years; and noncompete agreements, 5.0 years.

    Goodwill of $25,809,000, of which $20,305,000 is expected to be deductible for income tax purposes, was assigned to the Retail, Wholesale Brokerage, National Programs, and Services Divisions in the amounts of $20,958,000, $1,070,000, $3,781,000, and $0, respectively.

    The results of operations for the acquisitions completed during 2009 have been combined with those of the Company since their respective acquisition dates. The total revenues and net pre-tax income from the acquisitions completed thus far during 2009 included in the Condensed Consolidated Statement of Income for the three months ended September 30, 2009 were $4,078,000 and $333,000, respectively.  The total revenues and net pre-tax income from the acquisitions completed thus far during 2009 included in the Condensed Consolidated Statement of Income for the nine months ended September 30, 2009 were $10,442,000 and $1,091,000, respectively. If the acquisitions had occurred as of the beginning of each period, the Company’s results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share data)	2009	2008	2009	2008

Total revenues	$244,067	$252,505	$757,921	$761,460

Income before income taxes	67,607	68,916	215,112	223,623

Net income	41,031	41,695	130,512	136,006

Net income per share:
Basic	$0.29	$0.30	$0.92	$0.97
Diluted	$0.29	$0.29	$0.92	$0.96

Weighted average number of shares outstanding:
Basic	137,279	136,409	137,052	136,157
Diluted	137,671	136,941	137,403	136,718

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

    Goodwill of $138,399,000, of which $123,797,000 is expected to be deductible for income tax purposes, was assigned to the Retail, Wholesale Brokerage, National Programs and Services Divisions in the amounts of $134,576,000, $3,503,000, $320,000, and $0, respectively.

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

	For the three months		For the nine months
	ended September 30,		ended September 30,
(in thousands, except per share data)	2008	2007	2008	2007

Total revenues	$248,448	$260,223	$775,833	$813,676

Income before income taxes	67,561	83,081	228,296	281,641

Net income	40,875	50,901	138,847	172,408

Net income per share:
Basic	$0.29	$0.36	$0.99	$1.23
Diluted	$0.29	$0.36	$0.98	$1.22

Weighted average number of shares outstanding:
Basic	136,409	135,728	136,157	135,455
Diluted	136,941	136,423	136,718	136,263

    For acquisitions consummated prior to January 1, 2009, additional consideration paid to sellers as a result of purchase price earn-out provisions are recorded as adjustments to intangible assets when the contingencies are settled. The net additional consideration paid thus far by the Company in 2009 as a result of these adjustments totaled $14,232,000, of which $14,176,000 was allocated to goodwill, $31,000 to noncompete agreements and $25,000 to purchased customer accounts. Of the $14,232,000 net additional consideration paid, $3,492,000 was paid in cash and $10,740,000 was issued in notes payable. The net additional consideration paid by the Company in 2008 as a result of these adjustments totaled $14,642,000, of which $14,560,000 was allocated to goodwill, $30,000 to non-compete agreements and $52,000 of net liabilities were forgiven. Of the $14,642,000 net additional consideration paid, $8,204,000 was paid in cash and $6,438,000 was issued in notes payable. As of September 30, 2009, the maximum future contingency payments related to acquisitions totaled $189,329,000, of which $6,261,000 is recorded as non-current earn-out liabilities and $103,000 is recorded as interest expense accretion related to the earn-out liabilities.

NOTE 6 · Goodwill

    Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. Brown & Brown completed its most recent annual assessment as of November 30, 2008 and identified no impairment as a result of the evaluation.

    The changes in goodwill for the nine months ended September 30, 2009 are as follows:

(in thousands)	Retail	Wholesale Brokerage	National Programs	Services	Total
Balance as of January 1, 2009	$620,588	$246,216	$147,298	$9,270	$1,023,372
Goodwill of acquired businesses	27,255	8,241	4,489	—	39,985
Goodwill disposed of relating to sales of businesses	—	—	—	—	—
Balance as of September 30, 2009	$647,843	$254,457	$151,787	$9,270	$1,063,357

NOTE 7 · Amortizable Intangible Assets

    Amortizable intangible assets at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009				December 31, 2008
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (years)

Purchased customer accounts	$744,044	$(268,232)	$475,812	14.9	$724,953	$(231,748)	$493,205	14.9
Noncompete agreements	24,589	(22,860)	1,729	7.3	24,455	(22,033)	2,422	7.3
Total	$768,633	$(291,092)	$477,541		$749,408	$(253,781)	$495,627

    Amortization expense for other amortizable intangible assets for the years ending December 31, 2009, 2010, 2011, 2012 and 2013 is estimated to be $49,838,000, $49,359,000, $47,926,000, $47,310,000, and $46,410,000, respectively.

NOTE 8 · Investments
    Investments consisted of the following:

	September 30, 2009		December 31, 2008
	Carrying Value		Carrying Value
(in thousands)	Current	Non- Current	Current	Non- Current
Available-for-sale marketable equity securities	$32	$—	$46	$—
Non-marketable equity securities and certificates of deposit	8,187	115	7,465	287
Total investments	$8,219	$115	$7,511	$287

    The following table summarizes available-for-sale securities:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable equity securities:
September 30, 2009	$25	$7	$—	$32
December 31, 2008	$25	$21	$—	$46

    The following table summarizes the proceeds and realized gains (losses) on non-marketable equity securities and certificates of deposit for the three and nine months ended September 30, 2009 and 2008:

(in thousands)	Proceeds	Gross Realized Gains	Gross Realized Losses
For the three months ended:
September 30, 2009	$781	$—	$(207)
September 30, 2008	$3,269	$—	$—

For the nine months ended:
September 30, 2009	$4,879	$—	$(207)
September 30, 2008	$3,976	$542	$(9)

NOTE 9 · Long-Term Debt

    Long-term debt at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30,	December 31,
(in thousands)	2009	2008
Unsecured senior notes	$250,000	$250,000
Acquisition notes payable	11,996	9,665
Revolving credit facility	—	—
Other notes payable	57	113
Total debt	262,053	259,778
Less current portion	(11,464)	(6,162)
Long-term debt	$250,589	$253,616

    In 2004, the Company completed a private placement of $200.0 million of unsecured senior notes (the “Notes”). The $200.0 million is divided into two series: (1) Series A, which closed on September 15, 2004, for $100.0 million due in 2011 and bearing interest at 5.57% per year; and (2) Series B, which closed on July 15, 2004, for $100.0 million due in 2014 and bearing interest at 6.08% per year. Brown & Brown used the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. As of September 30, 2009 and December 31, 2008, there was an outstanding balance of $200.0 million on the Notes.

    On December 22, 2006, the Company entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). The Purchaser also purchased Notes issued by the Company in 2004. The Master Agreement provides for a $200.0 million private uncommitted “shelf” facility for the issuance of senior unsecured notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten years, as the parties may determine. The Master Agreement includes various covenants, limitations and events of default similar to the Notes issued in 2004. The initial issuance of notes under the Master Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.66% per year. On February 1, 2008, $25.0 million in Series D Senior Notes due January 15, 2015, with a fixed interest rate of 5.37% per year were issued. As of September 30, 2009 and December 31, 2008 there was an outstanding balance of $50.0 million under the Master Agreement.  On September 30, 2009, the Company entered into a Letter Amendment to the Master Agreement (the "Amendment").  As a result of the Amendment, the expiration date of the period during which the Company may issue additional notes under the Master Agreement was extended to September 30, 2012.  As consideration for the Amendment, the Company agreed to pay a renewal fee of $50,000 to the Purchaser.

    On June 12, 2008, the Company entered into an Amended and Restated Revolving Loan Agreement (the “Loan Agreement”) with a national banking institution that was dated as of June 3, 2008, amending and restating the existing Revolving Loan Agreement dated September 29, 2003, as amended (the “Revolving Agreement”), in order to increase the lending commitment to $50.0 million (subject to potential increases up to $100.0 million) and to extend the maturity date from December 20, 2011 to June 3, 2013. The Revolving Agreement initially provided for a revolving credit facility in the maximum principal amount of $75.0 million. After a series of amendments that provided covenant exceptions for the notes issued or to be issued under the Master Agreement and relaxed or deleted certain other covenants, the maximum principal amount was reduced to $20.0 million. The calculation of interest and fees is generally based on the Company’s quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization, and non-cash stock-based compensation. Interest is charged at a rate equal to 0.50% to 1.00% above the London Interbank Offering Rate (“LIBOR”) or 1.00% below the base rate, each as more fully defined in the Loan Agreement. Fees include an upfront fee, an availability fee of 0.10% to 0.20%, and a letter of credit usage fee of 0.50% to 1.00%. The Loan Agreement contains various covenants, limitations, and events of default customary for similar facilities for similar borrowers. The 90-day LIBOR was 0.287% and 1.43% as of September 30, 2009 and December 31, 2008, respectively. There were no borrowings against this facility at September 30, 2009 or December 31, 2008.

    All three of these outstanding credit agreements require Brown & Brown to maintain certain financial ratios and to comply with certain other covenants. Brown & Brown was in compliance with all such covenants as of September 30, 2009 and December 31, 2008.

    Acquisition notes payable represent debt incurred to former owners of certain insurance operations acquired by Brown & Brown. These notes and future contingent payments are payable in monthly, quarterly, and annual installments through April 2011, including interest in the range from 0.0% to 6.0%.

NOTE 10 · Supplemental Disclosures of Cash Flow Information and Non-Cash Financing and Investing Activities

	For the nine months ended September 30,
(in thousands)	2009	2008
Cash paid during the period for:
Interest	$13,494	$13,332
Income taxes	$56,889	$48,624

    Brown & Brown’s significant non-cash investing and financing activities are summarized as follows:

	For the nine months ended September 30,
(in thousands)	2009	2008

Unrealized holding (loss) gain on available-for-sale securities, net of tax benefit of $5 for 2009; net of tax benefit of $0 for 2008	$(9)	$-
Notes payable issued or assumed for purchased customer accounts	$17,340	$12,897
Notes receivable on the sale of fixed assets and customer accounts	$(958)	$2,916

NOTE 11 · Comprehensive Income

    The components of comprehensive income, net of related income tax effects, are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2009	2008	2009	2008

Net income	$40,961	$40,593	$129,641	$132,751
Net unrealized holding gain (loss) on available-for-sale securities	4	5	(9)	-
Comprehensive income	$40,965	$40,598	$129,632	$132,751

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

Governmental Investigations Regarding Compensation Practices

    As disclosed in prior years, offices of the Company are parties to profit-sharing contingent commission agreements with certain insurance companies, including agreements providing for potential payment of revenue-sharing commissions by insurance companies based primarily on the overall profitability of the aggregate business written with those insurance companies and/or additional factors, such as retention ratios and the overall volume of business that an office or offices place with those insurance companies. Additionally, to a lesser extent, some offices of the Company are parties to override commission agreements with certain insurance companies, which provide for commission rates in excess of standard commission rates to be applied to specific lines of business, such as group health business, and which are based primarily on the overall volume of business that such office or offices placed with those insurance companies. The Company has not chosen to discontinue receiving profit-sharing contingent commissions or override commissions.

    Governmental agencies, such as departments of insurance and offices of attorney general, in a number of states have looked or are looking into issues related to compensation practices in the insurance industry, and the Company continues to respond to written and oral requests for information and/or subpoenas seeking information related to this topic. The Company is currently in litigation commenced by the Company against the Attorney General’s Office in Connecticut in an effort to protect the confidentiality of information sought by, or produced in response to, a subpoena. In addition, agencies in Arizona, Virginia, Washington, and Florida have concluded their respective investigations of subsidiaries of Brown & Brown, Inc. based in those states.

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

NOTE 13 · Segment Information

    Brown & Brown’s business is divided into four reportable segments: the Retail Division, which provides a broad range of insurance products and services to commercial, governmental, professional and individual customers; the Wholesale Brokerage Division, which markets and sells excess and surplus commercial and personal lines insurance, and reinsurance, primarily through independent agents and brokers; the National Programs Division, which is composed of two units - Professional Programs, which provides professional liability and related package products for certain professionals delivered through nationwide networks of independent agents, and Special Programs, which markets targeted products and services designed for specific industries, trade groups, public and quasi-public entities, and market niches; and the Services Division, which provides insurance-related services, including third-party administration, consulting for the workers’ compensation and employee benefit self-insurance markets, managed healthcare services and Medicare set-aside services. Brown & Brown conducts all of its operations within the United States of America except for one start-up wholesale brokerage operation based in London, England that commenced business in March 2008 and had $2.6 million of revenues for the year ended December 31, 2008, and $4.8 million of revenues for the nine months ended September 30, 2009.

    Summarized financial information concerning Brown & Brown’s reportable segments for the nine months ended September 30, 2009 and 2008 is shown in the following table. The “Other” column includes any income and expenses not allocated to reportable segments and corporate-related items, including the inter-company interest expense charge to the reporting segment.

	For the nine months ended September 30, 2009
(in thousands)	Retail	Wholesale Brokerage	National Programs	Services	Other	Total
Total revenues	$451,966	$126,517	$148,656	$24,655	$1,921	$753,715
Investment income	221	56	3	18	647	945
Amortization	22,448	7,679	6,870	346	29	37,372
Depreciation	4,567	2,164	2,030	263	931	9,955
Interest	24,214	10,932	4,209	514	(28,981)	10,888
Income before income taxes	101,257	18,587	58,575	5,483	29,775	213,677
Total assets	1,754,160	618,801	697,402	46,396	(878,637)	2,238,122
Capital expenditures	2,722	2,538	3,238	120	116	8,734

	For the nine months ended September 30, 2008
(in thousands)	Retail	Wholesale Brokerage	National Programs	Services	Other	Total
Total revenues	$450,959	$137,469	$128,141	$23,831	$5,064	$745,464
Investment income	878	1,223	263	6	2,766	5,136
Amortization	19,943	7,646	6,825	346	29	34,789
Depreciation	4,518	2,169	2,017	317	908	9,929
Interest	21,864	13,756	5,890	559	(31,024)	11,045
Income before income taxes	115,229	19,634	42,565	5,346	35,498	218,272
Total assets	1,636,519	629,145	615,028	43,238	(816,629)	2,107,301
Capital expenditures	3,218	4,148	1,980	160	1,609	11,115

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

    Our culture is a strong, decentralized sales culture with a focus on consistent, sustained growth over the long term. Our senior leadership group, in addition to the CEO and COO, includes 11 executive officers with regional responsibility for oversight of designated operations within the Company. Effective July 1, 2009, J. Powell Brown, who previously served as President of Brown & Brown, Inc., succeeded his father, J. Hyatt Brown, when he retired from the position of Chief Executive Officer. Mr. Hyatt Brown continued to serve as Chairman of the Board, and continues to be actively involved with acquisitions and recruitment.

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

    We experienced increased overall revenue growth in 2008, which was primarily attributable to our acquisition in 2008 of 45 agency entities and several books of business (customer accounts) that generated total annualized revenues of approximately $120.2 million. In the first nine months of 2009, we acquired eight agency entities and several books of business (customer accounts) that generated total annualized revenues of approximately $20.4 million.

    Despite this increased overall revenue growth, however, the past two years have posed significant challenges for us and for our industry in the form of a prevailing decline in insurance premium rates, commonly referred to as a “soft market,” increased significant governmental involvement in the Florida insurance marketplace and, beginning in the second half of 2008, increased pressure on the number of insurable exposure units as the consequence of the general weakening of the economy in the United States. Due to these challenges, among others, we have suffered substantial loss of revenues. While insurance premium rates declined during most of 2008 in most lines of coverage, the rate of the decline seemed to slow in the second half of 2008 and the first nine months of 2009. For the remaining three months of 2009, continued declining exposure units are likely to have a greater negative impact on our commissions and fees revenues than will any declining insurance premium rates.

    We also earn “profit-sharing contingent commissions,” which are profit-sharing commissions based primarily on underwriting results, but may also reflect considerations for volume, growth and/or retention. These commissions are primarily received in the first and second quarters of each year, based on underwriting results and the other aforementioned considerations for the prior year(s). Over the last three years, profit-sharing contingent commissions have averaged approximately 6.1% of the previous year’s total commissions and fees revenue. Profit-sharing contingent commissions are typically included in our total commissions and fees in the Consolidated Statements of Income in the year received. The term “core commissions and fees” that we use herein excludes profit-sharing contingent commissions and therefore represents the revenues earned directly from specific insurance policies sold, and specific fee-based services rendered. In 2007 and 2008, six national insurance companies announced the replacement of the current loss-ratio based profit-sharing contingent commission calculation with a more guaranteed fixed-based methodology, referred to as “Guaranteed Supplemental Commissions” (“GSC”). Since this new GSC is not subject to the uncertainty of loss ratios, earnings are accrued throughout the year based on actual premiums written and included in our calculations of “core commissions and fees.” During 2008, $13.4 million was earned from GSC, of which most was collected in the first quarter of 2009. For the nine months ended September 30, 2009 and 2008, $12.8 million and $9.7 million, respectively was earned from GSC.

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

    In August 2002, the Florida Legislature created “Citizens Property Insurance Corporation” (“Citizens”) to be the “insurer of last resort” in Florida and Citizens therefore charged insurance rates that were higher than those prevailing in the general private insurance marketplace. In each of 2004 and 2005, four major hurricanes made landfall in Florida, and as a result of the significant insurance property losses, insurance rates increased in 2006. To counter the increased property insurance rates, the State of Florida instructed Citizens to essentially cut its property insurance rates in half beginning in January 2007. By state law, Citizens has guaranteed these rates through January 1, 2010. Therefore, Citizens became one of the most, if not the most, competitive risk-bearers for a large percentage of the commercial habitational coastal property exposures, such as condominiums, apartments, and certain assisted living facilities. Additionally, Citizens became the only reasonably available insurance market for certain homeowner policies throughout Florida. By the end of 2007 and throughout 2008 and the first nine months of 2009, Citizens was one of the largest underwriters of coastal property exposures in Florida.

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

    Citizens’ impact on our Florida Retail Division was less severe than on our National Programs and Wholesale Brokerage Divisions, because to our Florida Retail Division, Citizens represents another risk-bearer with which to write business, although at slightly lower commission rates and greater difficulty in placing coverage. Citizens’ rates for 2009 will remain relatively unchanged. Based on new legislation passed into law during the second quarter of 2009, however, Citizens’ rates will increase by approximately 10% effective January 1, 2010.

Company Overview – Third Quarter of 2009

    For the eleventh consecutive quarter, we recorded negative internal revenue growth of our core commissions and fees revenues as a direct result of the continuing “soft market,” the competitiveness of Citizens, and the general weakness of the economy since the second half of 2008. Our total commissions and fees revenues excluding the effect of recent acquisitions, profit-sharing contingencies and sales of books of businesses over the last three months, had a negative internal growth rate of (5.2)%. Partially offsetting the negative internal growth rate were the revenues from acquisitions completed since the third quarter of 2008.

Acquisitions

    During the first nine months of 2009, we acquired the assets and assumed certain liabilities of eight insurance intermediary operations, and several books of business (customer accounts). The aggregate purchase price was $47.0 million, including $38.8 million of net cash payments, the issuance of $0.3 million of notes payable, the assumption of $1.6 million of liabilities and $6.3 million of recorded earn-out payables. These acquisitions had estimated aggregate annualized revenues of $20.4 million.

    During the first nine months of 2008, we acquired the assets and assumed certain liabilities of 28 insurance intermediary operations, the stock of two insurance intermediaries and several books of business (customer accounts). The aggregate purchase price was $233.9 million, including $215.1 million of net cash payments, the issuance of $5.2 million in notes payable and the assumption of $13.6 million of liabilities. These acquisitions had estimated aggregate annualized revenues of $95.3 million.

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

    We believe that of our significant accounting and reporting policies, the more critical policies include our accounting for revenue recognition, business acquisitions and purchase price allocations, intangible asset impairments and reserves for litigation. In particular, the accounting for these areas requires significant judgments to be made by management. Different assumptions in the application of these policies could result in material changes in our consolidated financial position or consolidated results of operations. Refer to Note 1 in the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2008 on file with the Securities and Exchange Commission (“SEC”) for details regarding our critical and significant accounting policies. In addition, refer to Note 4 in the “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, for a description of the new accounting rules governing business acquisitions.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

    The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes.

    Financial information relating to our Condensed Consolidated Financial Results for the three and nine months ended September 30, 2009 and 2008 is as follows (in thousands, except percentages):

	For the three months ended September 30,			For the nine months ended September 30,
	2009	2008	% Change	2009	2008	% Change
REVENUES
Commissions and fees	$232,595	$234,036	(0.6)%	$704,422	$684,640	2.9%
Profit-sharing contingent commissions	10,421	9,730	7.1%	47,153	51,489	(8.4)%
Investment income	175	1,228	(85.7)%	945	5,136	(81.6)%
Other income, net	575	2,035	(71.1)%	1,195	4,199	(71.5)%
Total revenues	243,766	247,029	(1.3)%	753,715	745,464	1.1%

EXPENSES
Employee compensation and benefits	119,607	122,172	(2.1)%	369,573	363,873	1.6%
Non-cash stock-based compensation	1,732	1,819	(4.8)%	5,243	5,563	(5.8)%
Other operating expenses	35,523	36,405	(2.4)%	107,007	101,993	4.9%
Amortization	12,468	12,281	1.5%	37,372	34,789	7.4%
Depreciation	3,323	3,391	(2.0)%	9,955	9,929	0.3%
Interest	3,622	3,867	(6.3)%	10,888	11,045	(1.4)%
Total expenses	176,275	179,935	(2.0)%	540,038	527,192	2.4%

Income before income taxes	67,491	67,094	0.6%	213,677	218,272	(2.1)%

Income taxes	26,530	26,501	0.1%	84,036	85,521	(1.7)%

NET INCOME	$40,961	$40,593	0.9%	$129,641	$132,751	(2.3)%

Net internal growth rate – core commissions and fees	(5.2)%	(5.1)%		(4.1)%	(5.8)%
Employee compensation and benefits ratio	49.1%	49.5%		49.0%	48.8%
Other operating expenses ratio	14.6%	14.7%		14.2%	13.7%

Capital expenditures	$2,472	$2,921		$8,734	$11,115
Total assets at September 30, 2009 and 2008				$2,238,122	$2,107,301

Commissions and Fees

    Commissions and fees, including profit-sharing contingent commissions, for the third quarter of 2009 decreased $0.8 million, or 0.3%, from the same period in 2008. Profit-sharing contingent commissions for the third quarter of 2009 increased $0.7 million over the third quarter of 2008, to $10.4 million. Core commissions and fees are our commissions and fees, less (i) profit-sharing contingent commissions and (ii) divested business (commissions and fees generated from offices, books of business or niches sold or terminated). Core commissions and fees revenue for the third quarter of 2009 decreased $0.8 million.  Factored into this $0.8 million decrease are (i) approximately $11.3 million of core commissions and fees from acquisitions that had no comparable operations in the same period of 2008, (ii) divested business of $0.6 million, and (iii) $12.1 million of net lost business, which was driven primarily by a combination of reduced insurable exposure units resulting from a slowing economy, as well as a continuation of declining insurance property rates, although declining at a slower rate than the previous quarter.  This reflects a (5.2)% internal growth rate for core commissions and fees.

    Commissions and fees, including profit-sharing contingent commissions, for the nine months ended September 30, 2009 increased $15.5 million, or 2.1%, over the same period in 2008. For the nine months ended September 30, 2009, profit-sharing contingent commissions decreased $4.3 million from the comparable period in 2008, to $47.2 million. Core commissions and fees revenue for the first nine months of 2009 increased $23.9 million.  Factored into this $23.9 million increase are (i) approximately $51.7 million of core commissions and fees from acquisitions that had no comparable operations in the same period of 2008, (ii) divested business of $4.2 million, and (iii) $27.8 million of net lost business, which was driven primarily by a combination of reduced insurable exposure units resulting from a slowing economy, as well as a continuation of declining insurance property rates, although declining at a slower rate than the comparable period in the prior year.  This reflects a (4.1)% internal growth rate for core commissions and fees.

Investment Income

    Investment income for the three months ended September 30, 2009 decreased $1.1 million, or 85.7%, from the same period in 2008. Investment income for the nine months ended September 30, 2009 decreased $4.2 million, or 81.6%, from the same period in 2008. These decreases are primarily due to substantially lower interest yields on short-term money-market investments.

Other Income, net

    Other income for the three months ended September 30, 2009 decreased $1.5 million, or 71.7%, from the same period in 2008. Other income for the nine months ended September 30, 2009 decreased $3.0 million, or 71.5%, from the same period in 2008. Other income consists primarily of gains and losses from the sale and disposition of assets. Although we are not in the business of selling customer accounts, we periodically will sell an office or a book of business (one or more customer accounts) that does not produce reasonable margins or demonstrate a potential for growth.

Employee Compensation and Benefits

    Employee compensation and benefits for the third quarter of 2009 decreased $2.6 million, or 2.1%, from the same period in 2008. Employee compensation and benefits as a percentage of total revenue decreased marginally to 49.1% for the third quarter of 2009, from 49.5% for the third quarter of 2008. Factored into the $2.6 million decrease in employee compensation and benefits is a $2.7 million increase related to acquisitions that resulted in stand-alone offices which had no comparable operations in the same period of 2008. Therefore, excluding the impact of these acquisitions of stand-alone offices, there was a net reduction of $5.3 million in employee compensation and benefits in the offices that operated in both periods.  The $5.3 million of net reductions was primarily the result of less commissioned producer compensation of $1.6 million, less salaries by $2.4 million, and lower group health insurance cost of $1.2 million.

    Employee compensation and benefits for the nine months ended September 30, 2009 increased $5.7 million, or 1.6%, over the same period in 2008. This increase is primarily related to the addition of new employees from acquisitions completed during 2008. Employee compensation and benefits as a percentage of total revenue increased to 49.0% for the nine months ended September 30, 2009, from 48.8% for the nine months ended September 30, 2008. Factored into the $5.7 million increase in employee compensation and benefits is a $17.7 million increase related to acquisitions that resulted in stand-alone offices which had no comparable operations in the same period of 2008. Therefore, excluding the impact of these acquisitions of stand-alone offices, there was a net reduction of $12.0 million in employee compensation and benefits in the offices that operated in both periods.  The $12.0 million of net reductions was primarily the result of less commissioned producer compensation of $4.4 million, less salaries of $6.2 million, and lower group health insurance cost of $1.9 million.

Non-Cash Stock-Based Compensation

    Non-cash stock-based compensation for the three and nine months ended September 30, 2009 decreased approximately $0.1 million, or 4.8% and $0.3 million or 5.8%, from the same periods in 2008, respectively. For the entire year of 2009, we expect the total non-cash stock-based compensation expense to be slightly more than the total annual cost of $7.3 million in 2008.

Other Operating Expenses

    Other operating expenses for the third quarter of 2009 decreased $0.9 million, or 2.4%, from the same period in 2008. Other operating expenses as a percentage of total revenue decreased to 14.6% for the third quarter of 2009, from 14.7% for the third quarter of 2008. Acquisitions since August 1, 2008 that resulted in stand-alone offices resulted in approximately $0.7 million of increased other operating expenses. Therefore, there was a net reduction in other operating expenses of approximately $1.6 million with respect to offices in existence in the third quarters of both 2009 and 2008.  Of this decrease, $0.5 million was the result of less T&E expenses, $0.7 less bad debt expense, $0.4 million less postage and supplies, while the remaining net costs were attributable to various other expense categories.

    Other operating expenses for the nine months ended September 30, 2009 increased $5.0 million, or 4.9%, over the same period in 2008. Other operating expenses as a percentage of total revenue increased to 14.2% for the nine months ended September 30, 2009, from 13.7% for the nine months ended September 30, 2008. Acquisitions since February 1, 2008 that resulted in stand-alone offices resulted in approximately $4.6 million of increased other operating expenses. Therefore, there was a net increase in other operating expenses of approximately $0.5 million with respect to offices in existence in the first nine months of both 2009 and 2008. Of this net increase, $2.3 million was an increase in error and omission expenses and reserves, and litigation expenses but offset by $1.8 million reduction in T&E expenses, while the remaining net cost increases were attributable to various other expense categories.

Amortization

    Amortization expense for the third quarter of 2009 increased $0.2 million, or 1.5%, over the third quarter of 2008. Amortization expense for the nine months ended September 30, 2009 increased $2.6 million, or 7.4%, over the same period of 2008. These increases are primarily due to the amortization of additional intangible assets as the result of new acquisitions.

Depreciation

    Depreciation expense for the third quarter of 2009 of $3.3 million was essentially flat with the third quarter of 2008. Depreciation expense for the nine months ended September 30, 2009 of $10.0 million was also essentially flat with the same period of 2008.

Interest Expense

    Interest expense for the third quarter of 2009 decreased $0.2 million, or 6.3%, from the same period in 2008. For the nine months ended September 30, 2009, interest expense decreased $0.2 million, or 1.4%, from the same period in 2008. This decrease is primarily due to less debt outstanding in 2009 as compared to 2008.

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

    The internal growth rates for our core commissions and fees for the three months ended September 30, 2009 and 2008, by divisional units are as follows (in thousands, except percentages):

2009	For the three months ended September 30,
	2009	2008	Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
Florida Retail	$35,008	$40,025	$(5,017)	(12.5)%	$—	$(5,017)	(12.5)%
National Retail	80,962	77,217	3,745	4.8%	7,394	(3,649)	(4.7)%
Western Retail	26,279	26,774	(495)	(1.8)%	2,725	(3,220)	(12.0)%
Total Retail(1)	142,249	144,016	(1,767)	(1.2)%	10,119	(11,886)	(8.3)%

Wholesale Brokerage	34,809	36,491	(1,682)	(4.6)%	277	(1,959)	(5.4)%

Professional Programs	12,451	11,582	869	7.5%	—	869	7.5%
Special Programs	34,790	33,433	1,357	4.1%	892	465	1.4%
Total National Programs	47,241	45,015	2,226	4.9%	892	1,334	3.0%

Services	8,296	7,917	379	4.8%	—	379	4.8%
Total Core Commissions and Fees	$232,595	$233,439	$(844)	(0.4)%	$11,288	$(12,132)	(5.2)%

(1)	The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 13 which includes corporate and consolidation items.

    The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Condensed Consolidated Statements of Income for the three months ended September 30, 2009 and 2008 is as follows (in thousands, except percentages):

	For the three months ended September 30,
	2009	2008
Total core commissions and fees	$232,595	$233,439
Profit-sharing contingent commissions	10,421	9,730
Divested business	—	597
Total commission and fees	$243,016	$243,766

2008	For the three months ended September 30,
	2008	2007	Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
Florida Retail	$40,087	$39,088	$999	2.6%	$4,620	$(3,621)	(9.3)%
National Retail	77,172	60,958	16,214	26.6%	16,802	(588)	(1.0)%
Western Retail	27,293	23,752	3,541	14.9%	5,473	(1,932)	(8.1)%
Total Retail(1)	144,552	123,798	20,754	16.8%	26,895	(6,141)	(5.0)%

Wholesale Brokerage	36,491	39,328	(2,837)	(7.2)%	3,831	(6,668)	(17.0)%

Professional Programs	11,643	11,200	443	4.0%	-	443	4.0%
Special Programs	33,433	30,411	3,022	9.9%	210	2,812	9.2%
Total National Programs	45,076	41,611	3,465	8.3%	210	3,255	7.8%

Services	7,917	9,390	(1,473)	(15.7)%	-	(1,473)	(15.7)%
Total Core Commissions and Fees	$234,036	$214,127	$19,909	9.3%	$30,936	$(11,027)	(5.1)%

(1)	The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 13 which includes corporate and consolidation items.

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

    The internal growth rates for our core commissions and fees for the nine months ended September 30, 2009 and 2008, by divisional units are as follows (in thousands, except percentages):

2009	For the nine months ended September 30,
	2009	2008	Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
Florida Retail	$119,130	$126,586	$(7,456)	(5.9)%	$6,203	$(13,659)	(10.8)%
National Retail	237,346	220,976	16,370	7.4%	28,182	(11,812)	(5.3)%
Western Retail	76,218	71,549	4,669	6.5%	14,758	(10,089)	(14.1)%
Total Retail(1)	432,694	419,111	13,583	3.2%	49,143	(35,560)	(8.5)%

Wholesale Brokerage	110,680	117,739	(7,059)	(6.0)%	1,359	(8,418)	(7.1)%

Professional Programs	32,554	31,162	1,392	4.5%	—	1,392	4.5%
Special Programs	103,854	88,645	15,209	17.2%	1,206	14,003	15.8%
Total National Programs	136,408	119,807	16,601	13.9%	1,206	15,395	12.8%

Services	24,640	23,832	808	3.4%	—	808	3.4%
Total Core Commissions and Fees	$704,422	$680,489	$23,933	3.5%	$51,708	$(27,775)	(4.1)%

(1)	The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 13 which includes corporate and consolidation items.

    The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2009 and 2008 is as follows (in thousands, except percentages):

	For the nine months ended September 30,
	2009	2008
Total core commissions and fees	$704,422	$680,489
Profit-sharing contingent commissions	47,153	51,489
Divested business	—	4,151
Total commission and fees	$751,575	$736,129

2008	For the nine months ended September 30,
	2008	2007	Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
Florida Retail	$127,528	$133,837	$(6,309)	(4.7)%	$8,368	$(14,677)	(11.0)%
National Retail	221,777	176,506	45,271	25.6%	51,037	(5,766)	(3.3)%
Western Retail	73,585	70,076	3,509	5.0%	9,322	(5,813)	(8.3)%
Total Retail(1)	422,890	380,419	42,471	11.2%	68,727	(26,256)	(6.9)%

Wholesale Brokerage	117,892	121,964	(4,072)	(3.3)%	14,104	(18,176)	(14.9)%

Professional Programs	31,381	30,718	663	2.2%	-	663	2.2%
Special Programs	88,645	77,494	11,151	14.4%	488	10,663	13.8%
Total National Programs	120,026	108,212	11,814	10.9%	488	11,326	10.5%

Services	23,832	27,528	(3,696)	(13.4)%	-	(3,696)	(13.4)%
Total Core Commissions and Fees	$684,640	$638,123	$46,517	7.3%	$83,319	$(36,802)	(5.8)%

(1)	The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 13 which includes corporate and consolidation items.

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

    Financial information relating to our Retail Division for the three and nine months ended September 30, 2009 and 2008 is as follows (in thousands, except percentages):

	For the three months ended September 30,			For the nine months ended September 30,
	2009	2008	% Change	2009	2008	% Change
REVENUES
Commissions and fees	$142,199	$144,909	(1.9)%	$431,921	$422,599	2.2%
Profit-sharing contingent commissions	2,198	1,795	22.5%	19,632	25,704	(23.6)%
Investment income	69	129	(46.5)%	221	878	(74.8)%
Other income (loss), net	337	(330)	(202.1)%	192	1,778	(89.2)%
Total revenues	144,803	146,503	(1.2)%	451,966	450,959	0.2%

EXPENSES
Employee compensation and benefits	72,045	73,604	(2.1)%	222,605	217,961	2.1%
Non-cash stock-based compensation	1,164	900	29.3%	3,533	2,719	29.9%
Other operating expenses	23,548	22,310	5.5%	73,342	68,725	6.7%
Amortization	7,473	7,268	2.8%	22,448	19,943	12.6%
Depreciation	1,506	1,559	(3.4)%	4,567	4,518	1.1%
Interest	7,703	8,285	(7.0)%	24,214	21,864	10.7%
Total expenses	113,439	113,926	(0.4)%	350,709	335,730	4.5%

Income before income taxes	$31,364	$32,577	(3.7)%	$101,257	$115,229	(12.1)%

Net internal growth rate – core commissions and fees	(8.3)%	(5.0)%		(8.5)%	(6.9)%
Employee compensation and benefits ratio	49.8%	50.2%		49.3%	48.3%
Other operating expenses ratio	16.3%	15.2%		16.2%	15.2%

Capital expenditures	$621	$1,061		$2,722	$3,218
Total assets at September 30, 2009 and 2008				$1,754,160	$1,636,519

    The Retail Division’s total revenues during the three months ended September 30, 2009 decreased 1.2%, or $1.7 million, from the same period in 2008, to $144.8 million. Profit-sharing contingent commissions for the third quarter of 2009 increased $0.4 million, or 22.5%, over the third quarter of 2008. Of the $2.7 million net decrease in commissions and fees, (i) an increase of approximately $10.1 million related to the core commissions and fees from acquisitions that had no comparable revenues in the same period of 2008; (ii) a decrease of $0.5 million related to commissions and fees recorded in the third quarter of 2008 from business divested during 2009; and (iii) the remaining net decrease of $11.9 million is primarily due to net lost business. The Retail Division’s internal growth rate for core commissions and fees was (8.3)% for the third quarter of 2009 and was driven primarily by a combination of reduced insurable exposure units resulting from a slowing economy, as well as a continuation of declining insurance property rates, although declining at a slower rate than the previous quarter.

    Income before income taxes for the three months ended September 30, 2009 decreased 3.7%, or $1.2 million from the same period in 2008, to $31.4 million. This decrease is primarily due to the negative internal revenue growth of commissions and fees.

    The Retail Division’s total revenues during the nine months ended September 30, 2009 increased 0.2%, or $1.0 million, to $452.0 million. Profit-sharing contingent commissions for the nine months ended September 30, 2009, decreased $6.1 million, from the same period in 2008. Of the $9.3 million net increase in commissions and fees, (i) an increase of approximately $49.1 million related to the core commissions and fees from acquisitions that had no comparable revenues in the same period of 2008; (ii) a decrease of $3.8 million related to commissions and fees recorded in the nine months ended September 30, 2008 from business divested during 2009; and (iii) the remaining net decrease of $35.6 million is primarily due to net lost business in core commissions and fees. The Retail Division’s internal growth rate for core commissions and fees was (8.5)% for the nine months ended September 30, 2009 and was driven primarily by a combination of reduced insurable exposure units resulting from a slowing economy, as well as a continuation of declining insurance property rates, although declining at a slower rate than the previous year.

    Income before income taxes for the nine months ended September 30, 2009 decreased 12.1%, or $14.0 million, to $101.3 million. This decrease is primarily due the negative internal revenue growth of commissions and fees, less profit-sharing contingent commission revenues, and less investment and other income, but partially offset by lower compensation and bonus expenses.

Wholesale Brokerage Division

    The Wholesale Brokerage Division markets and sells excess and surplus commercial and personal lines insurance and reinsurance, primarily through independent agents and brokers. Like the Retail and National Programs Divisions, the Wholesale Brokerage Division’s revenues are primarily commission-based.

    Financial information relating to our Wholesale Brokerage Division for the three and nine months ended September 30, 2009 and 2008 is as follows (in thousands, except percentages):

	For the three months ended September 30,			For the nine months ended September 30,
	2009	2008	% Change	2009	2008	% Change
REVENUES
Commissions and fees	$34,809	$36,491	(4.6)%	$110,680	$117,892	(6.1)%
Profit-sharing contingent commissions	8,130	7,833	3.8%	15,284	17,969	(14.9)%
Investment income	9	399	(97.7)%	56	1,223	(95.4)%
Other income, net	128	64	100.0%	497	385	29.1%
Total revenues	43,076	44,787	(3.8)%	126,517	137,469	(8.0)%

EXPENSES
Employee compensation and benefits	20,612	21,819	(5.5)%	62,077	67,358	(7.8)%
Non-cash stock-based compensation	243	220	10.5%	744	617	20.6%
Other operating expenses	8,429	9,603	(12.2)%	24,334	26,289	(7.4)%
Amortization	2,562	2,613	(2.0)%	7,679	7,646	0.4%
Depreciation	728	725	0.4%	2,164	2,169	(0.2)%
Interest	3,483	4,443	(21.6)%	10,932	13,756	(20.5)%
Total expenses	36,057	39,423	(8.5)%	107,930	117,835	(8.4)%

Income before income taxes	$7,019	$5,364	30.9%	$18,587	$19,634	(5.3)%

Net internal growth rate – core commissions and fees	(5.4)%	(17.0)%		(7.1)%	(14.9)%
Employee compensation and benefits ratio	47.9%	48.7%		49.1%	49.0%
Other operating expenses ratio	19.6%	21.4%		19.2%	19.1%

Capital expenditures	$654	$886		$2,538	$4,148
Total assets at September 30, 2009 and 2008				$618,801	$629,145

    The Wholesale Brokerage Division’s total revenues for the three months ended September 30, 2009 decreased 3.8%, or $1.7 million, from the same period in 2008, to $43.1 million. Profit-sharing contingent commissions for the third quarter of 2009 increased $0.3 million over the same quarter of 2008. Of the $1.7 million net decrease in commissions and fees, (i) an increase of approximately $0.3 million related to core commissions and fees from acquisitions that had no comparable revenues in the same period of 2008; and (ii) the remaining net decrease of $2.0 million is primarily due to net lost business in core commissions and fees. As such, the Wholesale Brokerage Division’s internal growth rate for core commissions and fees was (5.4)% for the third quarter of 2009. The majority of the net lost business was attributable to a $1.0 million impact of primarily the decreasing property rates and reduced insurable exposure units in Florida, and a $0.6 million impact of the slowing residential home-builders’ market on one of our Wholesale Brokerage operations that focuses on that industry in the southwestern region of the United States.

    Income before income taxes for the three months ended September 30, 2009 increased 30.9%, or $1.7 million over the same period in 2008, to $7.0 million, primarily due to the increased profit-sharing contingent commissions, a $1.2 million reduction in employee compensation and a  $1.2 million reduction in other operating expenses.

    The Wholesale Brokerage Division’s total revenues for the nine months ended September 30, 2009 decreased 8.0%, or $11.0 million, to $126.5 million from the same period in 2008. Profit-sharing contingent commissions for the nine months ended September 30, 2009 decreased $2.7 million from the same period in 2008. Of the $7.2 million decrease in commissions and fees, (i) an increase of approximately $1.4 million related to core commissions and fees from acquisitions that had no comparable revenues in the same period of 2008; (ii) a decrease of $0.2 million related to commissions and fees recorded in the nine months ended September 30, 2008 from business divested during 2009; and (iii) the remaining net decrease of $8.4 million is primarily due to net lost business in core commissions and fees. As such, the Wholesale Brokerage Division’s internal growth rate for core commissions and fees was (7.1)% for the nine months ended September 30, 2008. The majority of the net lost business was attributable to a $4.4 million impact of primarily the decreasing property rates and reduced insurable exposure units in Florida, and a $2.7 million impact of the slowing residential home-builders’ market on one of our Wholesale Brokerage operations that focuses on that industry in the southwestern region of the United States. Our Wholesale Brokerage operations in other parts of the country are being negatively affected by a combination of declining premium rates and increased competition from the standard lines carriers.

    Income before income taxes for the nine months ended September 30, 2009 decreased 5.3%, or $1.0 million, to $18.6 million from the same period in 2008, primarily due to net lost business and a decrease in profit-sharing contingent commissions. However, the revenue reduction was somewhat offset by $5.3 million lower employee compensation and benefit cost and  $2.0 million in lower other operating costs.

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

    Financial information relating to our National Programs Division for the three and nine months ended September 30, 2009 and 2008 is as follows (in thousands, except percentages):

	For the three months ended September 30,			For the nine months ended September 30,
	2009	2008	% Change	2009	2008	% Change
REVENUES
Commissions and fees	$47,241	$45,076	4.8%	$136,408	$120,026	13.6%
Profit-sharing contingent commissions	93	102	(8.8)%	12,237	7,816	56.6%
Investment income	1	77	(98.7)%	3	263	(98.9)%
Other income (loss), net	8	(15)	(153.3)%	8	36	(77.8)%
Total revenues	47,343	45,240	4.6%	148,656	128,141	16.0%

EXPENSES
Employee compensation and benefits	18,319	17,678	3.6%	55,379	50,229	10.3%
Non-cash stock-based compensation	259	198	30.8%	772	600	28.7%
Other operating expenses	7,506	6,882	9.1%	20,821	20,015	4.0%
Amortization	2,308	2,275	1.5%	6,870	6,825	0.7%
Depreciation	706	695	1.6%	2,030	2,017	0.6%
Interest	1,348	1,834	(26.5)%	4,209	5,890	(28.5)%
Total expenses	30,446	29,562	3.0%	90,081	85,576	5.3%

Income before income taxes	$16,897	$15,678	7.8%	$58,575	$42,565	37.6%

Net internal growth rate – core commissions and fees	3.0%	7.8%		12.8%	10.5%
Employee compensation and benefits ratio	38.7%	39.1%		37.3%	39.2%
Other operating expenses ratio	15.9%	15.2%		14.0%	15.6%

Capital expenditures	$1,045	$612		$3,238	$1,980
Total assets at September 30, 2009 and 2008				$697,402	$615,028

    Total revenues for National Programs for the three months ended September 30, 2009 increased 4.6%, or $2.1 million, over the same period in 2008, to $47.3 million. Profit-sharing contingent commissions for the third quarter of 2009 were flat compared to the third quarter of 2008. Of the $2.2 million net increase in commissions and fees, (i) an increase of approximately $0.9 million related to core commissions and fees from acquisitions that had no comparable revenues in the same period of 2008; and (ii) the remaining net increase of approximately $1.3 million is primarily due to net new business. Therefore, the National Programs Division’s internal growth rate for core commissions and fees was 3.0% for the three months ended September 30, 2009. The Professional Programs Unit within the National Programs Division had a 7.5% internal growth rate due to continued stabilizing professional liability rates. Additionally, the Special Programs Unit had a 1.4% internal growth rate, primarily due to approximately $0.5 million of net new business generated by our Proctor Financial Services subsidiary.

    Income before income taxes for the three months ended September 30, 2009 increased 7.8%, or $1.2 million, over the same period in 2008, to $16.9 million. This increase is primarily due to net new business.

    Total revenues for National Programs for the nine months ended September 30, 2009 increased 16.0%, or $20.5 million, to $148.7 million. Profit-sharing contingent commissions for the nine months ended September 30, 2009 increased $4.4 million over the same period in 2008. Of the $16.4 million net increase in commissions and fees; (i) an increase of approximately $1.2 million related to core commissions and fees from acquisitions that had no comparable revenues in the same period of 2008; (ii) a decrease of $0.2 million related to commissions and fees recorded in the nine months ended September 30, 2008 from business divested during 2009; and (iii) the remaining net increase of approximately $15.4 million is primarily due to net new business. Therefore, the National Programs Division’s internal growth rate for core commissions and fees was 12.8%. The Professional Programs Unit within the National Programs Division had a 4.5% internal growth rate due to stabilizing professional liability rates. Additionally, the Special Programs Unit had a 15.8% internal growth rate, primarily due to (i) approximately $14.3 million of net new business generated by our Proctor Financial Services subsidiary, most of which will be non-recurring; and (ii) approximately $0.7 million net increase in core commissions and fees in our FIU subsidiary.

    Income before income taxes for the nine months ended September 30, 2009 increased 37.6%, or $16.0 million, to $58.6 million, over the same period in 2008. This increase is primarily due to net new business generated by our Proctor Financial Services subsidiary.

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

    Financial information relating to our Services Division for the three and nine months ended September 30, 2009 and 2008 is as follows (in thousands, except percentages):

	For the three months ended September 30,			For the nine months ended September 30,
	2009	2008	% Change	2009	2008	% Change
REVENUES
Commissions and fees	$8,296	$7,917	4.8%	$24,640	$23,832	3.4%
Profit-sharing contingent commissions	—	-	—%	—	-	—%
Investment income	6	7	(14.3)%	18	6	200.0%
Other income (loss), net	(2)	(4)	(50.0)%	(3)	(7)	(57.1)%
Total revenues	8,300	7,920	4.8%	24,655	23,831	3.5%

EXPENSES
Employee compensation and benefits	4,767	4,437	7.4%	14,221	13,474	5.5%
Non-cash stock-based compensation	41	35	17.1%	123	105	17.1%
Other operating expenses	1,289	1,270	1.5%	3,705	3,684	0.6%
Amortization	115	115	—%	346	346	—%
Depreciation	75	97	(22.7)%	263	317	(17.0)%
Interest	155	193	(19.7)%	514	559	(8.1)%
Total expenses	6,442	6,147	4.8%	19,172	18,485	3.7%

Income before income taxes	$1,858	$1,773	4.8%	$5,483	$5,346	2.6%

Net internal growth rate – core commissions and fees	4.8%	(15.7)%		3.4%	(13.4)%
Employee compensation and benefits ratio	57.4%	56.0%		57.7%	56.5%
Other operating expenses ratio	15.5%	16.0%		15.0%	15.5%

Capital expenditures	$33	$34		$120	$160
Total assets at September 30, 2009 and 2008				$46,396	$43,238

    The Services Division’s total revenues for the three months ended September 30, 2009 increased 4.8%, or $0.4 million, from the same period in 2008, to $8.3 million. Core commissions and fees reflect an internal growth rate of 4.8% for the third quarter of 2009, primarily due to net new business.

    Income before income taxes for the three months ended September 30, 2009 increased 4.8%, or $0.1 million, from the same period in 2008 to $1.9 million, primarily due to net new business.

    The Services Division’s total revenues for the nine months ended September 30, 2009 increased 3.5%, or $0.8 million, to $24.7 million from the same period in 2008. Core commissions and fees reflect an internal growth rate of 3.4% for the nine months ended September 30, 2009, primarily due to net new business.

    Income before income taxes for the nine months ended September 30, 2009 increased 2.6%, or $0.1 million, to $5.5 million from the same period in 2008 primarily due to net new business.

Other

    As discussed in Note 13 of the Notes to Condensed Consolidated Financial Statements, the “Other” column in the Segment Information table includes any income and expenses not allocated to reportable segments, and corporate-related items, including the inter-company interest expense charged to the reporting segment.

LIQUIDITY AND CAPITAL RESOURCES

    Our cash and cash equivalents of $186.2 million at September 30, 2009 reflected an increase of $107.7 million over the $78.5 million balance at December 31, 2008. For the nine-month period ended September 30, 2009, $189.3 million of cash was provided from operating activities. Also during this period, $42.3 million of cash was used for acquisitions, $8.7 million was used for additions to fixed assets, $8.8 million was used for payments on long-term debt and $31.9 million was used for payment of dividends.

    Our ratio of current assets to current liabilities (the “current ratio”) was 1.24 and 1.00 at September 30, 2009 and December 31, 2008, respectively.

Contractual Cash Obligations

    As of September 30, 2009, our contractual cash obligations were as follows:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt	$262,051	$11,462	$100,589	$100,000	$50,000
Capital lease obligations	2	2	—	—	—
Other long-term liabilities	16,898	9,225	5,678	763	1,232
Operating leases	92,472	26,171	36,478	17,923	11,900
Interest obligations	57,411	14,448	23,014	16,408	3,541
Unrecognized tax benefits	635	—	635	—	—
Maximum future acquisition contingency payments	182,966	67,933	114,684	349	—
Total contractual cash obligations	$612,435	$129,241	$281,078	$135,443	$66,673

    In 2004, we completed a private placement of $200.0 million of unsecured senior notes (the “Notes”). The $200.0 million is divided into two series: Series A, for $100.0 million due in 2011 and bearing interest at 5.57% per year; and Series B, for $100.0 million due in 2014 and bearing interest at 6.08% per year. The closing on the Series B Notes occurred on July 15, 2004. The closing on the Series A Notes occurred on September 15, 2004. Brown & Brown used the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. As of September 30, 2009 and December 31, 2008 there was an outstanding balance of $200.0 million on the Notes.

    On December 22, 2006, we entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). The Purchaser also purchased Notes issued by the Company in 2004. The Master Agreement provides for a $200.0 million private uncommitted “shelf” facility for the issuance of senior unsecured notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten years, as the parties may determine. The Master Agreement includes various covenants, limitations and events of default similar to the Notes issued in 2004. The initial issuance of notes under the Master Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.66% per annum. On February 1, 2008 we issued $25.0 million in Series D Senior Notes due January 15, 2015 with a fixed interest rate of 5.37% per annum. As of September 30, 2009 and December 31, 2008 there was an outstanding balance of $50.0 million under the Master Agreement.  On September 30, 2009, the Company entered into a Letter Amendment to the Master Agreement (the "Amendment").  As a result of the Amendment, the expiration date of the period during which the Company may issue additional notes under the Master Agreement was extended to September 30, 2012.  As consideration for the Amendment, the Company agreed to pay a renewal fee of $50,000 to the Purchaser.

    On June 12, 2008, the Company entered into an Amended and Restated Revolving Loan Agreement (the “Loan Agreement”) with a national banking institution that was dated as of June 3, 2008, amending and restating the existing Revolving Loan Agreement dated September 29, 2003, as amended (the “Revolving Agreement”), in order to increase the lending commitment to $50.0 million (subject to potential increases up to $100.0 million) and to extend the maturity date from December 20, 2011 to June 3, 2013. The Revolving Agreement initially provided for a revolving credit facility in the maximum principal amount of $75.0 million. After a series of amendments that provided covenant exceptions for the notes issued or to be issued under the Master Agreement and relaxed or deleted certain other covenants, the maximum principal amount was reduced to $20.0 million. The calculation of interest and fees is generally based on the Company’s quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization, and non-cash stock-based compensation. Interest is charged at a rate equal to 0.50% to 1.00% above the London Interbank Offering Rate (“LIBOR”) or 1.00% below the base rate, each as more fully defined in the Loan Agreement. Fees include an upfront fee, an availability fee of 0.10% to 0.20%, and a letter of credit usage fee of 0.50% to 1.00%. The Loan Agreement contains various covenants, limitations, and events of default customary for similar facilities for similar borrowers. The 90-day LIBOR was 0.287% and 1.43% as of September 30, 2009 and December 31, 2008, respectively. There were no borrowings against this facility at September 30, 2009 or December 31, 2008.

    All three of these outstanding credit agreements require us to maintain certain financial ratios and comply with certain other covenants. We were in compliance with all such covenants as of September 30, 2009 and December 31, 2008.

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

    Our invested assets are held as cash and cash equivalents, restricted cash and investments, available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit. These investments are subject to interest rate risk and equity price risk. The fair values of our cash and cash equivalents, restricted cash and investments, and certificates of deposit at September 30, 2009 and December 31, 2008 approximated their respective carrying values due to their short-term duration and therefore such market risk is not considered to be material.

    We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    We carried out an evaluation (the “Evaluation”) required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of September 30, 2009. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

    There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

    In Item 3 of Part I of the Company’s Annual Report on Form 10-K for its fiscal year ending December 31, 2008, certain information concerning certain legal proceedings and other matters was disclosed. Such information was current as of the date of filing. During the Company’s fiscal quarter ending September 30, 2009, no new legal proceedings, or material developments with respect to existing legal proceedings, occurred which require disclosure in this Quarterly Report on Form 10-Q.

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

3.2	Bylaws (incorporated by reference to Exhibit 3b to Form 10-K for the year ended December 31, 2002).

10.1	Employment Agreement with J. Hyatt Brown, dated and effective as of July 1, 2009 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2009).

10.2	Registrant’s Stock Performance Plan, as amended.

10.3	Letter Amendment, dated September 30, 2009, to the Master Agreement (incorporated by reference to Exhibit 10.1 from Form 8-K filed on October 5, 2009).

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	Section 1350 Certification by the Chief Financial Officer of the Registrant.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN & BROWN, INC.

/s/ CORY T. WALKER
Date: November 6, 2009	Cory T. Walker
Sr. Vice President, Chief Financial Officer and Treasurer
(duly authorized officer, principal financial officer and principal accounting officer)