Form 10-K
period 2009-12-31
BROWN & BROWN INC
filed 2010-03-01
CIK 79282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of the voting Common Stock, $0.10 par value, held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was last sold on June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was $2,246,921,553.

The number of outstanding shares of the registrant’s Common Stock, $0.10 par value, outstanding as of February 24, 2010 was 142,129,787.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Brown & Brown, Inc.’s Proxy Statement for the 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

Disclosure Regarding Forward-Looking Statements

Brown & Brown, Inc., together with its subsidiaries (collectively, “we,” “Brown & Brown” or the “Company”), make “forward-looking statements” within the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995, as amended, throughout this report and in the documents we incorporate by reference into this report. You can identify these statements by forward-looking words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “plan” and “continue” or similar words. We have based these statements on our current expectations about future events. Although we believe the expectations expressed in the forward-looking statements included in this Form 10-K and the reports, statements, information and announcements incorporated by reference into this report are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. Many of these factors have previously been identified in filings or statements made by us or on our behalf. Important factors which could cause our actual results to differ materially from the forward-looking statements in this report include the following items, in addition to those matters described in Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

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

We are compensated for our services primarily by commissions paid by insurance companies and by fees paid by customers for certain services. The commission is usually a percentage of the premium paid by the insured. Commission rates generally depend upon the type of insurance, the particular insurance company and the nature of the services provided by us. In some cases, a commission is shared with other agents or brokers who have acted jointly with us in a transaction. We may also receive from an insurance company a “profit-sharing contingent commission,” which is a profit-sharing commission based primarily on underwriting results, but may also contain considerations for volume, growth and/or retention. Fee revenues are generated primarily by: (1) our Services Division, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside services, and (2) our National Programs and Wholesale Brokerage Divisions, which earn fees primarily for the issuing of insurance policies on behalf of insurance carriers. The amount of our revenue from commissions and fees is a function of, among other factors, continued new business production, retention of existing customers, acquisitions and fluctuations in insurance premium rates and insurable exposure units.

As of December 31, 2009, our activities were conducted in 213 locations in 37 states as follows and one office in London, England:

Florida	37	Kentucky	5	Massachusetts	2
New Jersey	17	Michigan	5	Missouri	2
California	13	Oklahoma	5	Nevada	2
New York	13	New Mexico	4	New Hampshire	2
Texas	13	North Carolina	4	Oregon	2
Georgia	11	Arizona	3	Tennessee	2
Indiana	9	Arkansas	3	Wisconsin	2
Pennsylvania	8	Connecticut	3	Hawaii	1
Washington	7	Minnesota	3	Kansas	1
Illinois	6	Montana	3	Nebraska	1
Louisiana	6	South Carolina	3	Ohio	1
Virginia	6	Delaware	2	West Virginia	1
Colorado	5

Industry Overview

Premium pricing within the property and casualty insurance underwriting (risk-bearing) industry has historically been cyclical, displaying a high degree of volatility based on prevailing economic and competitive conditions. From the mid-1980s through 1999, the property and casualty insurance industry experienced a “soft market” during which the underwriting capacity of insurance companies expanded, stimulating an increase in competition and a decrease in premium rates and related commissions. The effect of this softness in rates on our revenues was somewhat offset by our acquisitions and new business production. As a result of increasing “loss ratios” (the comparison of incurred losses plus adjustment expenses against earned premiums) of insurance companies through 1999, premium rates generally increased beginning in the first quarter of 2000 and continuing into 2003. During 2003, the increases in premium rates began to moderate and, in certain lines of insurance, the premium rates decreased. In 2004, as general premium rates continued to moderate, the insurance industry experienced the worst hurricane season since 1992 (when Hurricane Andrew hit south Florida). The insured losses from the 2004 hurricane season were absorbed relatively easily by the insurance industry and the general insurance premium rates continued to soften during 2005.

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

In addition to significant insurance pricing declines in Florida, as discussed below, insurance premium rates continued to decline during the 2007 to 2009 period in most of the other U.S. regions. During 2007 and 2008, the home-building industry in southern California, and to a lesser extent Nevada, Arizona and Florida was especially hit hard. We have a wholesale brokerage operation that focuses on placing property and casualty insurance products for that home-building segment and a program operation that places errors and omissions professional liability coverages for title agents. These operations’ revenues were significantly impacted during 2007 through 2009 by these national economic trends.

Although premium insurance rates declined during 2008 and 2009 in most lines of coverages, the rate of declines appeared to be slowing. However, during the second half of 2008 and all of 2009, insurable exposure units, such as sales and payroll expenditures, declined significantly due to the weakening economy, primarily in the southeast and western parts of the United States. For 2010, declining exposure units will most likely continue to have a greater negative impact on our commissions and fees revenues than will declining insurance premium rates.

SEGMENT INFORMATION

Our business is divided into four reportable operating segments: (1) the Retail Division; (2) the National Programs Division; (3) the Wholesale Brokerage Division; and (4) the Services Division. The Retail Division provides a broad range of insurance products and services to commercial, public entity, professional and individual customers.

The National Programs Division contains two units: Professional Programs, which provides professional liability and related package products for certain professionals; and Special Programs, which markets targeted products and services to specific industries, trade groups, public entities, and market niches. The Wholesale Brokerage Division markets and sells excess and surplus commercial and personal insurance, and reinsurance, primarily through independent agents and brokers. The Services Division provides clients with third-party claims administration, consulting for the workers’ compensation insurance market, comprehensive medical utilization management services in both workers’ compensation and all-lines liability arenas, and Medicare Secondary Payer statute compliance-related services.

The following table sets forth a summary of (1) the commissions and fees revenue generated by each of our reportable operating segments for 2009, 2008 and, 2007, and (2) the percentage of our total commissions and fees revenue represented by each segment for each such period:

(in thousands, except percentages)	2009	%	2008	%	2007	%
Retail Division	$582,472	60.4%	$586,195	60.7%	$548,038	59.9%
National Programs Division	190,572	19.8%	177,930	18.4%	157,008	17.2%
Wholesale Brokerage Division	157,658	16.3%	168,586	17.5%	175,289	19.1%
Services Division	32,689	3.4%	32,137	3.3%	35,505	3.9%
Other	1,472	0.1%	1,135	0.1%	(1,190)	(0.1)%

Total	$964,863	100.0%	$965,983	100.0%	$914,650	100.0%

We conduct all of our operations within the United States of America, except for one wholesale brokerage operation based in London, England that commenced business in March 2008. This operation earned $6.6 million and $2.6 million of revenue for the years ended December 31, 2009 and 2008, respectively. We do not have any material foreign long-lived assets. See Note 16 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional segment financial data relating to our business.

Retail Division

As of December 31, 2009, our Retail Division employed 3,083 persons. Our retail insurance agency business provides a broad range of insurance products and services to commercial, public and quasi-public entity, professional and individual customers. The categories of insurance we principally sell include: property insurance relating to physical damage to property and resultant interruption of business or extra expense caused by fire, windstorm or other perils; casualty insurance relating to legal liabilities, workers’ compensation, commercial and private passenger automobile coverages; and fidelity and surety bonds. We also sell and service group and individual life, accident, disability, health, hospitalization, medical and dental insurance.

No material part of our retail business is attributable to a single customer or a few customers. During 2009, commissions and fees from our largest single Retail Division customer represented less than one half of one percent of the Retail Division’s total commissions and fees revenue.

In connection with the selling and marketing of insurance coverages, we provide a broad range of related services to our customers, such as risk management and loss control surveys and analysis, consultation in connection with placing insurance coverages and claims processing. We believe these services are important factors in securing and retaining customers.

National Programs Division

As of December 31, 2009, our National Programs Division employed 755 persons. Our National Programs Division consists of two units: Professional Programs and Special Programs.

Professional Programs. Professional Programs provides professional liability and related package insurance products for certain professionals. Professional Programs tailors insurance products to the needs of a particular professional group; negotiates policy forms, coverages and commission rates with an insurance company; and, in certain cases, secures the formal or informal endorsement of the product by a professional association or sponsoring company. Professional groups that Professional Programs service include dentists, lawyers, accountants, optometrists, opticians, insurance agents, financial service representatives, benefit administrators, real estate brokers, real estate title agents and escrow agents. The Professional Protector Plan® for Dentists and the Lawyer’s Protector Plan® are marketed and sold primarily through a national network of independent agencies including certain of our retail offices; however, certain professional liability programs, CalSurance® and TitlePac®, are principally marketed and sold directly to our insured customers. Under our agency agreements with the insurance companies that underwrite these programs, we often have authority to bind coverages (subject to established guidelines), to bill and collect premiums and, in some cases, to adjust claims. For the programs that we market through independent agencies, we receive a wholesale commission or “override,” which is then shared with these independent agencies.

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

•

Lawyers: The Lawyer’s Protector Plan® (LPP®) was introduced in 1983, 10 years after we began marketing lawyers’ professional liability insurance. We presently offer this program in 44 states and the District of Columbia.

•

Optometrists and Opticians: The Optometric Protector Plan® (OPP®) and the Optical Services Protector Plan® (OSPP®) were created in 1973 and 1987, respectively, to provide professional liability, package and workers’ compensation coverages exclusively for optometrists and opticians. These programs insure optometrists and opticians nationwide.

•	Wedding Protector Plan®: Wedding Protector Plan® provides wedding cancelation and liability insurance and is offered in 49 states and the District of Columbia.

•

Financial Professionals: CalSurance® has specialized in this niche since 1980 and offers professional liability programs designed for insurance agents, financial advisors, registered representatives, securities broker-dealers, benefit administrators, real estate brokers and real estate title agents. An important aspect of CalSurance® is Lancer Claims Services, which provides specialty claims administration for insurance companies underwriting CalSurance® product lines.

•	Real Estate Professionals: TitlePac® provides professional liability products and services designed for real estate title agents and escrow agents in 47 states and the District of Columbia.

Special Programs. Special Programs markets targeted products and services to specific industries, trade groups, public and quasi-public entities, and market niches. Most of the Special Programs products and services are marketed and sold primarily through independent agents, including certain of our retail offices. However, a number of these products and services are also marketed and sold directly to insured customers. Under agency agreements with the insurance companies that underwrite these programs, we often have authority to bind coverages (subject to established guidelines), to bill and collect premiums and, in some cases, to adjust claims.

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

•

Proctor Financial, Inc. (“Proctor”) provides insurance programs and compliance solutions for financial institutions that service mortgage loans. Proctor’s products include lender-placed fire and flood insurance, full insurance outsourcing, mortgage impairment, and blanket equity insurance. Proctor acts as a wholesaler and writes surplus lines property business for its financial institution clients.

•	American Specialty Insurance & Risk Services, Inc. provides insurance and risk management services for clients in professional sports, motor sports, amateur sports, and the entertainment industry.

•

Fabricare: Irving Weber Associates (“IWA”) has specialized in this niche since 1946, providing package insurance including workers’ compensation to dry cleaners, linen supply and uniform rental. They also have insurance programs for independent grocery stores and restaurants.

•

Parcel Insurance Plan® (PIP®) is a specialty insurance agency providing insurance coverage to commercial and private shippers for small packages and parcels with insured values of less than $25,000 each.

•	Professional Risk Specialty Group is a specialty insurance agency providing liability insurance products to various professional groups.

•

AFC Insurance, Inc. (“AFC”) is a managing general underwriter, specializing in insurance products tailored to the health and human services industry. AFC works with retail agents in all states and targets home healthcare, group homes for the mentally and physically challenged, independent pizza restaurants, drug and alcohol facilities and programs for the developmentally disabled.

•

Acumen Re Management Corporation is a reinsurance underwriting management organization, primarily acting as an outsourced specific excess workers’ compensation, directors and officers liability, and errors and omission liability facultative reinsurance underwriting facility.

•	Commercial Programs serves the insurance needs of certain specialty trade/industry groups. Programs offered include:

•	Railroad Protector Plan®. Introduced in 1997, this program provides insurance products for contractors, manufacturers and other entities servicing the railroad industry.

•	Environmental Protector Plan®. Introduced in 1998, this program provides a variety of specialized coverages, primarily to municipal mosquito control districts.

•	Towing Operators Protector Plan (TOPP®). Introduced in 2009, this program provides property and casualty insurance for businesses involved in light class towing operations.

Wholesale Brokerage Division

At December 31, 2009, our Wholesale Brokerage Division employed 925 persons. Our Wholesale Brokerage Division markets and sells excess and surplus commercial insurance products and services to retail insurance agencies (including our retail offices), and reinsurance products and services to insurance companies throughout the United States. The Wholesale Brokerage Division offices represent various U.S. and U.K. surplus lines insurance companies. Additionally, certain offices are also Lloyd’s of London correspondents. The Wholesale Brokerage Division also represents admitted insurance companies for smaller agencies that do not have access to large insurance company representation. Excess and surplus insurance products include many insurance coverages, including personal lines homeowners, yachts, jewelry, commercial property and casualty, commercial automobile, garage, restaurant, builder’s risk and inland marine lines. Difficult-to-insure general liability and products liability coverages are a specialty, as is excess workers’ compensation coverage. Wholesale brokers solicit business through mailings and direct contact with retail agency representatives.

Services Division

At December 31, 2009, our Services Division employed 281 persons and provided the following services: (1) insurance-related services, including comprehensive risk management and third-party administration (“TPA”) services for insurance entities and self-funded or fully-insured workers’ compensation and liability plans; (2) comprehensive medical utilization management services for both workers’ compensation and all-lines liability insurance plans; and (3) Medicare set-aside allocation services and related administrative services associated with the Medicare Secondary Payer statute.

The Services Division’s workers’ compensation and liability plan TPA services include claims administration, access to major reinsurance markets, cost containment consulting, services for secondary disability, and subrogation recoveries and risk management services such as loss control. In 2009, our three largest workers’ compensation contracts represented approximately 27.1% of our Services Division’s fees revenue, or approximately 0.9% of our total consolidated commissions and fees revenue. In addition, the Services Division provides managed care services, including medical networks, case management and utilization review services, certified by the American Accreditation Health Care Commission.

Employees

At December 31, 2009, we had 5,206 full-time equivalent employees. We have agreements with our sales employees and certain other employees that include provisions restricting their right to solicit our insured customers and employees after separation from employment with us. The enforceability of such agreements varies from state to state depending upon state statutes, judicial decisions and factual circumstances. The majority of these agreements are at-will and terminable by either party; however, the covenants not to solicit our insured customers and employees generally extend for a period of two years after cessation of employment.

None of our employees is represented by a labor union, and we consider our relations with our employees to be satisfactory.

Competition

The insurance intermediary business is highly competitive, and numerous firms actively compete with us for customers and insurance markets. Competition in the insurance business is largely based on innovation, quality of service and price. A number of firms and banks with substantially greater resources and market presence compete with us in the southeastern United States and elsewhere, particularly outside of Florida.

A number of insurance companies engage in the direct sale of insurance, primarily to individuals, and do not pay commissions to third-party agents and brokers. In addition, the Internet continues to be a source for direct placement of personal lines business. To date, such direct sales efforts have had little effect on our operations, primarily because our Retail Division is commercially rather than individually oriented.

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

Copies of these reports, proxy statements and other information can be read and copied at:

SEC Public Reference Room

100 F Street NE

Washington, D.C. 20549

Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Also the SEC maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s website at www.sec.gov.

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

We are primarily engaged in the insurance agency, wholesale brokerage, and insurance programs business, and derive revenues principally from commissions paid by insurance companies. Commissions are based upon a percentage of premiums paid by customers for insurance products. The amount of such commissions is therefore highly dependent on premium rates charged by insurance companies. We do not determine insurance premiums. Premium rates are determined by insurance companies based on a fluctuating market. Historically, property and casualty premiums have been cyclical in nature and have varied widely based on market conditions.

As traditional risk-bearing insurance companies continue to outsource the production of premium revenue to non-affiliated brokers or agents such as us, those insurance companies may seek to reduce further their expenses by reducing the commission rates payable to those insurance agents or brokers. The reduction of these commission rates, along with general volatility and/or declines in premiums, may significantly affect our profitability. Because we do not determine the timing or extent of premium pricing changes, we cannot accurately forecast our commission revenues, including whether they will significantly decline. As a result, we may have to adjust our budgets for future acquisitions, capital expenditures, dividend payments, loan repayments and other expenditures to account for unexpected changes in revenues, and any decreases in premium rates may adversely affect the results of our operations.

THE CURRENT ECONOMIC CONDITIONS IN THE U. S. ECONOMY CONTINUE TO AFFECT OUR BUSINESS.

Since late 2007, global consumer confidence has recently eroded amidst concerns over declining asset values, potential inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, high unemployment, and the stability and solvency of financial institutions, financial markets, businesses, and sovereign nations. These concerns have slowed economic growth and resulted in a recession in the United States. Recent economic conditions have had a negative impact on our results of operations during the year ended December 31, 2009, due to reduced customer demand which is expected to continue for the next several fiscal quarters. If these economic conditions continue or worsen, a number of negative effects on our business could result, including further declines in values of insurable exposure units, further declines in insurance premium rates, and the financial insolvency, or reduced ability to pay, of certain of our customers. Any of these effects could decrease our net revenue and profitability.

WE COULD INCUR SUBSTANTIAL LOSSES FROM OUR CASH AND INVESTMENT ACCOUNTS IF ONE OF THE FINANCIAL INSTITUTIONS THAT WE USE FAILS OR IS TAKEN OVER BY THE U.S. FEDERAL DEPOSIT INSURANCE CORPORATION (“FDIC”).

Traditionally, we have maintained cash and investment balances, including restricted cash held in premium trust accounts, at various depository institutions in amounts that are significantly in excess of the FDIC insurance limits. While we began in the fall of 2008 re-focusing our investment and cash management strategy by moving more of our cash into non-interest bearing accounts (which are FDIC insured until June 30, 2010, but not subject to any limits) and money market accounts (a portion of which became FDIC insured in the fall of 2008), we still maintain cash and investment balances in excess of the FDIC insurance limits. As the credit crisis persists, the financial strength of some depository institutions has diminished and this trend may continue. If one or more of the depository institutions with which we maintain significant cash balances were to fail, our ability to access these funds might be temporarily or permanently limited, and we could face material liquidity problems and potential material financial losses.

OUR BUSINESS, AND THEREFORE OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION, MAY BE ADVERSELY AFFECTED BY THE FURTHER DISRUPTION IN THE U.S.-BASED CREDIT MARKETS AND BY FURTHER INSTABILITY OF FINANCIAL SYSTEMS.

The recent disruption in the U.S.-based credit markets, the repricing of credit risk and the deterioration of the financial and real estate markets have created increasingly difficult conditions for financial institutions and certain insurance companies. These conditions include significant losses, greater volatility, significantly less liquidity, widening of credit spreads and a lack of price transparency in certain markets. While these conditions have somewhat abated since the fall of 2008, it is difficult to predict when these conditions will completely end and the extent to which our markets, products and business will be adversely affected.

These unprecedented disruptions in the credit and financial markets had a significant material adverse impact on a number of financial institutions and limited access to capital and credit for many companies. Although we are not currently experiencing any limitation of access to our revolving credit facility (which matures in 2013) and are not aware of any issues impacting the ability or willingness of our lenders under such facility to honor their commitments to extend us credit, the failure of a lender could adversely affect our ability to borrow on that facility, which over time could negatively impact our ability to consummate significant acquisitions or make other significant capital expenditures. Continued adverse conditions in the credit markets in future years could adversely affect the availability and terms of future borrowings or renewals or refinancings.

We also have a significant amount of trade accounts receivable from some insurance companies with which we place insurance. If those insurance companies were to experience liquidity problems or other financial difficulties, we could encounter delays or defaults in payments owed to us, which could have a significant adverse impact on our financial condition and results of operations.

OUR BUSINESS, AND THEREFORE OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION, MAY BE ADVERSELY AFFECTED BY ECONOMIC CONDITIONS THAT RESULT IN REDUCED INSURER CAPACITY.

Our results of operations are depend on the continued capacity of insurance carriers to underwrite risk and provide coverage, which depends in turn on insurance companies’ ability to procure reinsurance. We have no control over these matters. To the extent that reinsurance becomes less widely available, we may not be able to procure the amount or types of coverage that our customers desire and the coverage we are able to procure may be more expensive or limited.

INFLATION MAY ADVERSELY AFFECT OUR BUSINESS OPERATIONS IN THE FUTURE.

Given the current macroeconomic environment, it is possible that U.S. government actions, in the form of a monetary stimulus, a fiscal stimulus, or both, to the U.S. economy, could lead to inflationary conditions that would adversely affect our cost base, particularly resulting in an increase in our employee compensation benefits and our other operating expenses. This may harm our margins and profitability if we are unable to increase prices or cut costs enough to offset the effects of inflation in our cost base.

WE ARE EXPOSED TO INTANGIBLE ASSET RISK; SPECIFICALLY, OUR GOODWILL MAY BECOME IMPAIRED IN THE FUTURE.

As of the date of the filing of our Annual Report on Form 10-K for the 2009 fiscal year, we have $1,074,397 of goodwill recorded on our Consolidated Balance Sheet. We perform a goodwill impairment test on an annual basis and whenever events or changes in circumstances indicate that the carrying value of our goodwill may not be recoverable from estimated future cash flows. We completed our most recent evaluation of impairment for goodwill as of November 30, 2009 and identified no impairment as a result of the evaluation. A further significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate or slower growth rates could result in the need to perform an additional impairment analysis prior to the next annual goodwill impairment test. If we were to conclude that a future write-down of our goodwill is necessary, we would then record the appropriate charge, which could result in material charges that are adverse to our operating results and financial position. See Notes 1 – “Summary of Significant Accounting Policies” and Note 3 – “Goodwill” to the Consolidated Financial Statements and “Management’s Report on Internal Control Over Financial Reporting.”

OUR BUSINESS PRACTICES AND COMPENSATION ARRANGEMENTS ARE SUBJECT TO UNCERTAINTY DUE TO INVESTIGATIONS BY GOVERNMENTAL AUTHORITIES AND POTENTIAL RELATED PRIVATE LITIGATION.

The business practices and compensation arrangements of the insurance intermediary industry, including our practices and arrangements, are subject to uncertainty due to investigations by various governmental authorities. The legislatures of various states may adopt new laws addressing contingent commission arrangements, including laws prohibiting such arrangements, and addressing disclosure of such arrangements to insureds. Various state departments of insurance may also adopt new regulations addressing these matters. While we cannot predict the outcome of the governmental inquiries and investigations into the insurance industry’s commission payment practices or the responses by the market and government regulators, any unfavorable resolution of these matters could adversely affect our results of operations. Further, if such resolution included a material decrease in our profit-sharing contingent commissions, it would likely adversely effect our results of operations.

OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION OR LIQUIDITY MAY BE MATERIALLY ADVERSELY AFFECTED BY ERRORS AND OMISSIONS AND THE OUTCOME OF CERTAIN ACTUAL AND POTENTIAL CLAIMS, LAWSUITS AND PROCEEDINGS.

        We are subject to various actual and potential claims, lawsuits and other proceedings relating principally to alleged errors and omissions in connection with the placement or servicing of insurance in the ordinary course of business. Because we often assist clients with matters involving substantial amounts of money, including the placement of insurance and the handling of related claims clients may assert, errors and omissions claims against us alleging potential liability for all or part of the amounts in question. Claimants may seek large damage awards, and these claims may involve potentially significant legal costs. Such claims, lawsuits and other proceedings could, for example, include claims for damages based on allegations that our employees or sub-agents improperly failed to procure coverage, report claims on behalf of clients, provide insurance companies with complete and accurate information relating to the risks being insured or appropriately apply funds that we hold for our clients on a fiduciary basis. We have established provisions against these potential matters that we believe to be adequate in the light of current information and legal advice, and we adjust such provisions from time to time according to developments.

While most of the errors and omissions claims made against us (subject to our self-insured deductibles), have been covered by our professional indemnity insurance, our business results of operations, financial condition and liquidity may be adversely affected if, in the future, our insurance coverage proves to be inadequate or unavailable, or there is an increase in liabilities for which we self-insure. Our ability to obtain professional indemnity insurance in the amounts and with the deductibles we desire in the future may be adversely impacted by general developments in the market for such insurance or our own claims experience. In addition, claims, lawsuits and other proceedings may harm our reputation or divert management resources away from operating our business.

WE DERIVE A SIGNIFICANT PORTION OF OUR COMMISSION REVENUES FROM A LIMITED NUMBER OF INSURANCE COMPANIES, THE LOSS OF WHICH COULD RESULT IN ADDITIONAL EXPENSE AND LOSS OF MARKET SHARE.

For the year ended December 31, 2009, approximately 5.0% and 5.0%, respectively, of our total revenues were derived from insurance policies underwritten by two separate insurance companies. For the year ended December 31, 2008, 5.2% of our total revenues were derived from insurance policies underwritten by one insurance company. For the year ended December 31, 2007, approximately 5.3% and 5.3%, respectively, of our total revenues were derived from insurance policies underwritten by two separate insurance companies. Should either of these insurance companies seek to terminate their arrangements with us, we believe that other insurance companies are available to underwrite the business, although some additional expense and loss of market share could possibly result. No other insurance company accounts for 5% or more of our total revenues.

BECAUSE OUR BUSINESS IS HIGHLY CONCENTRATED IN CALIFORNIA, FLORIDA, INDIANA, MICHIGAN, NEW JERSEY, NEW YORK, PENNSYLVANIA, TEXAS AND WASHINGTON, ADVERSE ECONOMIC CONDITIONS OR REGULATORY CHANGES IN THESE STATES COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

A significant portion of our business is concentrated in California, Florida, Indiana, Michigan, New Jersey, New York, Pennsylvania, Texas and Washington. For the years ended December 31, 2009, 2008 and December 31, 2007, we derived $716.6 million or 74.3%, $721.1 million or 74.6% and $673.9 million, or 73.7%, of our commissions and fees, respectively, from our operations located in these states. We believe that these revenues are attributable predominately to clients in these states. We believe the regulatory environment for insurance intermediaries in these states currently is no more restrictive than in other states. The insurance business is a state-regulated industry, and therefore, state legislatures may enact laws that adversely affect the insurance industry. Because our business is concentrated in a few states, we face greater exposure to unfavorable changes in regulatory conditions in those states than insurance intermediaries whose operations are more diversified through a greater number of states. In addition, the occurrence of adverse economic conditions, natural or other disasters, or other circumstances specific to or otherwise significantly impacting these states could adversely affect our financial condition, results of operations and cash flows.

OUR GROWTH STRATEGY DEPENDS IN PART ON THE ACQUISITION OF OTHER INSURANCE INTERMEDIARIES, WHICH MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS IN THE FUTURE AND WHICH, IF CONSUMMATED, MAY NOT BE ADVANTAGEOUS TO US.

Our growth strategy includes the acquisition of insurance agencies, brokers and other intermediaries. Our ability to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into our operations, and expand into new markets requires us to implement and improve our operations, financial, and management information systems. Integrated, acquired businesses may not achieve levels of revenue, profitability, or productivity comparable to our existing operations, or otherwise perform as expected. In addition, we compete for acquisition and expansion opportunities with entities that have substantially greater resources than we do. Acquisitions also involve a number of special risks, such as: diversion of management’s attention; difficulties in the integration of acquired operations and retention of personnel; entry into unfamiliar markets; unanticipated problems or legal liabilities; and tax and accounting issues, some or all of which could have a material adverse effect on the results of our operations, financial condition and cash flows.

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

PROPOSED TORT REFORM LEGISLATION, IF ENACTED, COULD DECREASE DEMAND FOR LIABILITY INSURANCE, THEREBY REDUCING OUR COMMISSION REVENUES.

Legislation concerning tort reform has been considered, from time to time, in the United States Congress and in several state legislatures. Among the provisions considered in such legislation have been limitations on damage awards, including punitive damages, and various restrictions applicable to class action lawsuits. Enactment of these or similar provisions by Congress, or by states in which we sell insurance, could reduce the demand for liability insurance policies or lead to a decrease in policy limits of such policies sold, thereby reducing our commission revenues.

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

We derive a portion of our revenues from profit-sharing contingent commissions and override commissions paid by insurance companies. Profit-sharing contingent commissions are special revenue-sharing commissions paid by insurance companies based upon the profitability, volume and/or growth of the business placed with such companies during the prior year. We primarily receive these commissions in the first and second quarters of each year. These commissions generally have accounted for 4.9% to 6.6% of our previous year’s total annual revenues over the last three years. Due to the inherent uncertainty of loss in our industry and changes in underwriting criteria due in part to the high loss ratios experienced by insurance companies, we cannot predict the payment of these profit-sharing contingent commissions. Further, we have no control over the ability of insurance companies to estimate loss reserves, which affects our ability to make profit-sharing calculations. Override commissions are paid by insurance companies based on the volume of business that we place with them and are generally paid over the course of the year. Because profit-sharing contingent commissions and override commissions materially affect our revenues, any decrease in their payment to us could adversely affect the results of our operations and our financial condition.

WE HAVE NOT DETERMINED THE AMOUNT OF RESOURCES AND THE TIME THAT WILL BE NECESSARY TO ADEQUATELY RESPOND TO RAPID TECHNOLOGICAL CHANGE IN OUR INDUSTRY, WHICH MAY ADVERSELY AFFECT OUR BUSINESS AND OPERATING RESULTS.

Frequent technological changes, new products and services and evolving industry standards are influencing the insurance business. The Internet, for example, is increasingly used to securely transmit benefits and related information to clients and to facilitate business-to-business information exchange and transactions. We believe that the development and implementation of new technologies will require additional investment of our capital resources in the future. We have not determined, however, the amount of resources and the time that this development and implementation may require, which may result in short-term, unexpected interruptions to our business, or may result in a competitive disadvantage in price and/or efficiency, as we develop or implement new technologies.

QUARTERLY AND ANNUAL VARIATIONS IN OUR COMMISSIONS THAT RESULT FROM THE TIMING OF POLICY RENEWALS AND THE NET EFFECT OF NEW AND LOST BUSINESS PRODUCTION MAY HAVE UNEXPECTED EFFECTS ON OUR RESULTS OF OPERATIONS.

Our commission income (including profit-sharing contingent commissions and override commissions but excluding fees) can vary quarterly or annually due to the timing of policy renewals and the net effect of new and lost business production. We do not control the factors that cause these variation. Specifically, customers’ demand for insurance products can influence the timing of renewals, new business and lost business (which includes policies that are not renewed), and cancellations. In addition, as discussed, we rely on insurance companies for the payment of certain commissions. Because these payments are processed internally by these insurance companies, we may not receive a payment that is otherwise expected from a particular insurance company in one of our quarters or years until after the end of that period, which can adversely affect our ability to budget for significant future expenditures. Quarterly and annual fluctuations in revenues based on increases and decreases associated with the timing of policy renewals may adversely effect our financial condition, results of operations and cash flows.

WE MAY EXPERIENCE VOLATILITY IN OUR STOCK PRICE THAT COULD AFFECT YOUR INVESTMENT.

The market price of our common stock may be subject to significant fluctuations in response to various factors, including: quarterly fluctuations in our operating results; changes in securities analysts’ estimates of our future earnings; changes in securities analysts’ predictions regarding the short-term and long-term future of our industry; and our loss of significant customers or significant business developments relating to us or our competitors. Our common stock’s market price also may be affected by our ability to meet stock analysts’ earnings and other expectations. Any failure to meet such expectations, even if minor, could cause the market price of our common stock to decline. In addition, stock markets have generally experienced a high level of price and volume volatility, and the market prices of equity securities of many listed companies have experienced wide price fluctuations not necessarily related to the operating performance of such companies. These broad market fluctuations may adversely affect our common stock’s market price. In the past, securities class action lawsuits frequently have been instituted against companies following periods of volatility in the market price of such companies’ securities. If any such litigation is initiated against us, it could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

THE LOSS OF ANY MEMBER OF OUR SENIOR MANAGEMENT TEAM COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND FUTURE OPERATING RESULTS.

We believe that our future success partly depends on our ability to attract and retain experienced personnel, including senior management, brokers and other key personnel. Although we operate with a decentralized management system, the loss of any of our senior managers or other key personnel, or our inability to identify, recruit and retain such personnel, could materially and adversely affect our business, operating results and financial condition.

OUR ABILITY TO CONDUCT BUSINESS WOULD BE NEGATIVELY IMPACTED IN THE EVENT OF AN INTERRUPTION IN INFORMATION TECHNOLOGY AND/OR DATA SECURITY AND/OR OUTSOURCING RELATIONSHIPS.

Our business relies on information systems to provide effective and efficient service to our customers, process claims, and timely and accurately report results to carriers. An interruption of, or inability to, access our information technology, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis. If sustained or repeated, such a business interruption, system failure or service denial could result in a deterioration of our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or perform other necessary business functions.

Computer viruses, hackers and other external hazards could expose our data systems to security breaches. These increased risks, and expanding regulatory requirements regarding data security, could expose us to data loss, monetary and reputational damages and significant increases in compliance costs.

We are taking steps to upgrade and expand our information systems capabilities. Maintaining, protecting and enhancing these capabilities, to keep pace with evolving industry and regulatory standards, and changing customer preferences, requires an ongoing commitment of significant resources. If the information we rely upon to run our businesses was found to be inaccurate or unreliable or if we fail to maintain effectively our information systems and data integrity, we could have operational disruptions, have regulatory or other legal problems, have increases in operating expenses, lose existing customers, have difficulty in attracting new customers, or suffer other adverse consequences.

Our technological development projects may not deliver the benefits we expect once they are complete, or may be replaced or become obsolete more quickly than expected, which could result in the accelerated recognition of expenses. If we do not effectively and efficiently manage and upgrade our technology portfolio, or if the costs of doing so are higher than we expect, our ability to provide competitive services to new and existing customers in a cost effective manner and our ability to implement our strategic initiatives could be adversely impacted.

IMPROPER DISCLOSURE OF CONFIDENTIAL INFORMATION COULD NEGATIVELY IMPACT OUR BUSINESS.

We are responsible for maintaining the security and privacy of our clients’ confidential and proprietary information and the personal data of their employees. We have put in place policies, procedures and technological safeguards designed to protect the security and privacy of this information, however, we cannot guarantee that this information will not be improperly disclosed or accessed. Disclosure of this information could harm our reputation and subject us to liability under our contracts and laws that protect personal data, resulting in increased costs or loss of revenue.

Further, privacy laws and regulations are continuously changing and often are inconsistent among the states in which we operate. Our failure to adhere to or successfully implement procedures to respond to these requirements could result in legal liability or impairment to our reputation.

WE ARE SUBJECT TO LITIGATION WHICH, IF DETERMINED UNFAVORABLY TO US, COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, RESULTS OF OPERATIONS OR FINANCIAL CONDITION.

We are and may be subject to a number of claims, regulatory actions and other proceedings that arise in the ordinary course of business. We cannot, and likely will not be able to, predict the outcome of these claims, actions and proceedings with certainty.

An adverse outcome in connection with one or more of these matters could have a material adverse effect on our business, results of operations or financial condition in any given quarterly or annual period. In addition, regardless of monetary costs, these matters could have a material adverse effect on our reputation and cause harm to our carrier, client or employee relationships, or divert personnel and management resources.

While we currently have insurance coverage for some of these potential liabilities, other potential liabilities may not be covered by insurance, insurers may dispute coverage or the amount of our insurance may not be enough to cover the damages awarded. In addition, some types of damages, like punitive damages, may not be covered by insurance. Insurance coverage for all or some forms of liability may become unavailable or prohibitively expensive in the future.

See Item 3 “Legal Proceedings” for further discussion.

OUR INABILITY TO RETAIN OR HIRE QUALIFIED EMPLOYEES COULD NEGATIVELY IMPACT OUR ABILITY TO RETAIN EXISTING BUSINESS AND GENERATE NEW BUSINESS.

Our success depends on our ability to attract and retain skilled and experienced personnel. There is significant competition from within the insurance industry and from businesses outside the industry for exceptional employees, especially in key positions. If we are not able to successfully attract, retain and motivate our employees, our business, financial results and reputation could be materially and adversely affected.

Losing employees who manage or support substantial client relationships or possess substantial experience or expertise could adversely affect our ability to secure and complete client engagements, which would adversely affect our results of operations. Also, if any of our key professionals were to join an existing competitor or form a competing company, some of our clients could choose to use the services of that competitor instead of our services.

In addition, we could be adversely affected if we fail to adequately plan for the succession of our of our key executives. While we have succession plans in place and we have employment arrangements with certain key executives, these do not guarantee that the services of these executives will continue to be available to us.

CONSOLIDATION IN THE INDUSTRIES THAT WE SERVE COULD ADVERSELY AFFECT OUR BUSINESS.

Companies that we serve may seek to achieve economies of scale and other synergies by combining with or acquiring other companies. If two or more of our current clients merge or consolidate and combine their operations, it may decrease the overall amount of work that we perform for these clients. If one of our current clients merges or consolidates with a company that relies on another provider for its services, we may lose work from that client or lose the opportunity to gain additional work. The increased market power of larger companies could also increase pricing and competitive pressures on us. Any of these possible results of industry consolidation could adversely affect our business.

HEALTHCARE REFORM AND INCREASED COSTS OF CURRENT EMPLOYEES’ MEDICAL AND OTHER BENEFITS COULD HAVE A MATERIALLY ADVERSE AFFECT ON OUR BUSINESS.

Our profitability is affected by the cost of current employees’ medical and other benefits, as well as pension retirement benefits and postretirement medical benefits. In recent years, we have experienced significant increases in these costs as a result of economic factors beyond our control. Although we have actively sought to control increases in these costs, there can be no assurance we will succeed in limiting future cost increases, and continued upward pressure in these costs could reduce our profitability.

In addition, the U.S. House of Representatives and the U.S. Senate passed separate health care reform bills late in 2009. Both chambers are seeking to reconcile their bills and therefore we do not currently know the ultimate outcome of the reconciliation process or the legislation. Depending on the provisions contained in the final law, this legislation could have a material adverse impact on our business, cash flows, financial condition or results of operations.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH NATURAL DISASTERS AND GLOBAL EVENTS.

Our operations may be subject to natural disasters or other business disruptions, which could seriously harm our results of operation and increase our costs and expenses. We are susceptible to losses and interruptions caused by hurricanes (including in Florida, where our headquarters are located), earthquakes, power shortages, telecommunications failures, water shortages, floods, fire, extreme weather conditions, geopolitical events such as terrorist acts and other natural or manmade disasters. Our insurance coverage with respect to natural disasters is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate, or may not continue to be available at commercially reasonable rates and terms.

CERTAIN OF OUR EXISTING STOCKHOLDERS HAVE SIGNIFICANT CONTROL OF THE COMPANY.

At February 23, 2010, our executive officers, directors and certain of their family members collectively beneficially owned approximately 20.7% of our outstanding common stock, of which J. Hyatt Brown, our Chairman, and his family members, which include his son Powell Brown, our President and Chief Executive Officer, beneficially owned approximately 16.1%. As a result, our executive officers, directors and certain of their family members have significant influence over (1) the election of our Board of Directors, (2) the approval or disapproval of any other matters requiring stockholder approval, and (3) our affairs and policies.

CHANGES IN THE LAWS AND REGULATIONS MAY INCREASE OUR COSTS.

The Sarbanes-Oxley Act of 2002 has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of that Act, the SEC and the New York Stock Exchange have promulgated new rules on a variety of subjects. Compliance with these new rules has increased our legal and financial and accounting costs. While these costs are no longer increasing, they may in fact increase in the future. These developments may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be forced to accept reduced coverage or incur substantially higher costs to obtain coverage. Likewise, these developments may make it more difficult for us to attract and retain qualified members of our Board of Directors or qualified executive officers.

From time to time new regulations are enacted, or existing requirements are changed, and it is difficult to anticipate how such regulations and changes will be implemented and enforced. We continue to evaluate the necessary steps for compliance with regulations as they are enacted. For example, as global warming issues become more prevalent, the U.S. and foreign governments are beginning to respond to these issues. This increasing governmental focus on global warming may result in new environmental regulations that may negatively affect us and our customers. This could cause us to incur additional direct costs in complying with any new environmental regulations, as well as increased indirect costs resulting from our customers incurring additional compliance costs that get passed on to us. These costs may adversely impact our operations and financial condition.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include an annual report on internal control over financial reporting on Form 10-K that contains an assessment by management of the effectiveness of our internal control over financial reporting. We continuously conduct a rigorous review of our internal control over financial reporting in order to assure compliance with the Section 404 requirements. However, if our independent auditors interpret the Section 404 requirements and the related rules and regulations differently than we do, or if our independent auditors are not satisfied with our internal control over financial reporting or with the level at which it is documented, operated or reviewed, they may issue a report other than an unqualified opinion. A report other than an unqualified opinion could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

We lease our executive offices, which are located at 220 South Ridgewood Avenue, Daytona Beach, Florida 32114, and 3101 West Martin Luther King Jr. Boulevard, Suite 400, Tampa, Florida 33607. We lease offices at each of our 214 locations, with the exception of Dansville and Jamestown, New York, where we own the buildings in which our offices are located. There are no outstanding mortgages on our owned properties. Our operating leases expire on various dates. These leases generally contain renewal options and rent escalation clauses based on increases in the lessors’ operating expenses and other charges. We expect that most leases will be renewed or replaced upon expiration. We believe that our facilities are suitable and adequate for present purposes, and that the productive capacity in such facilities is substantially being utilized. From time to time, we may have unused space and seek to sublet such space to third parties, depending on the demand for office space in the locations involved. In the future, we may need to purchase, build or lease additional facilities to meet the requirements projected in our long-term business plan. See Note 13 to the Consolidated Financial Statements for additional information on our lease commitments.

ITEM 3.	Legal Proceedings.

See Note 13 to the Consolidated Financial Statements for information regarding our legal proceedings.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during our fourth quarter ended December 31, 2009.

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

	High	Low	Cash Dividends Per Common Share
2008
First Quarter	$23.72	$16.99	$0.070
Second Quarter	$20.19	$16.63	$0.070
Third Quarter	$27.41	$16.31	$0.070
Fourth Quarter	$22.05	$16.27	$0.075

2009
First Quarter	$21.50	$14.95	$0.075
Second Quarter	$20.30	$17.57	$0.075
Third Quarter	$20.00	$18.33	$0.075
Fourth Quarter	$19.81	$17.10	$0.0775

On February 24, 2010, there were 142,129,787 shares of our common stock outstanding, held by approximately 1,024 shareholders of record.

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

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2009, with respect to compensation plans under which the Company’s equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	2,388,684	$17.03	9,239,187
Equity compensation plans not approved by shareholders	—	—	—

Total	2,388,684	$17.03	9,239,187

Sales of Unregistered Securities

We did not sell any unregistered securities during 2009.

Issuer Purchases of Equity Securities

We did not purchase any shares of Brown & Brown, Inc. common stock during the fourth quarter of 2009.

PERFORMANCE GRAPH

The following graph is a comparison of five-year cumulative total stockholder returns for our common stock as compared with the cumulative total stockholder return for the NYSE Composite Index, and a group of peer insurance broker and agency companies (Aon Corporation, Arthur J. Gallagher & Co, Marsh & McLennan Companies, Inc., and Willis Group Holdings, Ltd.). The returns of each company have been weighted according to such companies’ respective stock market capitalizations as of December 31, 2004 for the purposes of arriving at a peer group average. The total return calculations are based upon an assumed $100 investment on December 31, 2004, with all dividends reinvested.

	FISCAL YEAR ENDING
COMPANY/INDEX/MARKET	12/31/2004	12/31/2005	12/31/2006	12/30/2007	12/29/2008	12/31/2009
Brown & Brown, Inc.	100.00	141.29	131.43	110.53	99.70	87.09

NYSE Market Index	100.00	109.36	131.74	143.42	87.12	111.76

Peer Group	100.00	109.76	110.88	115.62	107.04	98.96

We caution that the stock price performance shown in the graph should not be considered indicative of potential future stock price performance.

ITEM 6.	Selected Financial Data.

The following selected Consolidated Financial Data for each of the five fiscal years in the period ended December 31, 2009 have been derived from our Consolidated Financial Statements. Such data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this Annual Report and with our Consolidated Financial Statements and related Notes thereto in Item 8 of Part II of this Annual Report.

(in thousands, except per share data, number of employees and percentages) (1)	Year Ended December 31
	2009	2008	2007	2006	2005
REVENUES
Commissions and fees (2)	$964,863	$965,983	$914,650	$864,663	$775,543
Investment income	1,161	6,079	30,494	11,479	6,578
Other income, net	1,853	5,492	14,523	1,862	3,686

Total revenues	967,877	977,554	959,667	878,004	785,807
EXPENSES
Employee compensation and benefits	484,680	485,783	444,101	404,891	374,943
Non-cash stock-based compensation	7,358	7,314	5,667	5,416	3,337
Other operating expenses	143,389	137,352	131,371	126,492	105,622
Amortization	49,857	46,631	40,436	36,498	33,245
Depreciation	13,240	13,286	12,763	11,309	10,061
Interest	14,599	14,690	13,802	13,357	14,469

Total expenses	713,123	705,056	648,140	597,963	541,677

Income before income taxes	254,754	272,498	311,527	280,041	244,130
Income taxes	101,460	106,374	120,568	107,691	93,579

Net income	$153,294	$166,124	$190,959	$172,350	$150,551

EARNINGS PER SHARE INFORMATION
Net income per share — diluted	$1.08	$1.17	$1.35	$1.22	$1.08
Weighted average number of shares outstanding — diluted	137,507	136,884	136,357	135,884	135,033
Dividends declared per share	$0.3025	$0.2850	$0.2500	$0.2100	$0.1700

YEAR-END FINANCIAL POSITION
Total assets	$2,224,226	$2,119,580	$1,960,659	$1,807,952	$1,608,660
Long-term debt	$250,209	$253,616	$227,707	$226,252	$214,179
Shareholders’ equity (3)	$1,369,874	$1,241,741	$1,097,458	$929,345	$764,344
Total shares outstanding	142,076	141,544	140,673	140,016	139,383

OTHER INFORMATION
Number of full-time equivalent employees	5,206	5,398	5,047	4,733	4,540
Revenue per average number of employees	$182,549	$187,181	$196,251	$189,368	$184,896
Book value per share at year-end	$9.64	$8.77	$7.80	$6.64	$5.48
Stock price at year-end	$17.97	$20.90	$23.50	$28.21	$30.54
Stock price earnings multiple at year-end	16.64	17.86	17.41	23.12	28.28
Return on beginning shareholders’ equity	12%	15%	21%	23%	24%

(1)	All share and per share information has been restated to give effect to a two-for-one common stock split that became effective November 28, 2005.
(2)	See Note 2 to the Consolidated Financial Statements for information regarding business combination transactions which impact the comparability of this information.
(3)	Shareholders’ equity as of December 31, 2009, 2008, 2007, 2006 and 2005 included $5,000, $13,000, $13,000, $9,144,000, and $4,446,000, respectively, as a result of the Company’s accounting for certain equity securities and interest rate swap agreement.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion should be read in conjunction with our Consolidated Financial Statements and the related Notes to those Consolidated Financial Statements included elsewhere in this Annual Report.

We are a diversified insurance agency, wholesale brokerage and services organization headquartered in Daytona Beach and Tampa, Florida. As an insurance intermediary, our principal sources of revenue are commissions paid by insurance companies and, to a lesser extent, fees paid directly by customers. Commission revenues generally represent a percentage of the premium paid by an insured and are materially affected by fluctuations in both premium rate levels charged by insurance companies and the insureds’ underlying “insurable exposure units,” which are units that insurance companies use to measure or express insurance exposed to risk (such as property values, sales and payroll levels) to determine what premium to charge the insured. Insurance companies establish these premium rates based upon many factors, including reinsurance rates paid by such insurance companies, none of which we control.

The volume of business from new and existing insured customers, fluctuations in insurable exposure units and changes in general economic and competitive conditions all affect our revenues. For example, level rates of inflation or a continuing general decline in economic activity could limit increases in the values of insurable exposure units. Conversely, the increasing costs of litigation settlements and awards have caused some customers to seek higher levels of insurance coverage. Historically, our revenues have typically grown as a result of an intense focus on net new business growth and acquisitions.

We foster a strong, decentralized sales culture with a goal of consistent, sustained growth over the long term. In 2009, our senior leadership group included 12 executive officers with regional responsibility for oversight of designated operations within the Company. In July 2009, J. Powell Brown, who serves as President of Brown & Brown, Inc., succeeded his father, J. Hyatt Brown, as Chief Executive Officer. Mr. Hyatt Brown continues to serve as Chairman of the Board, and remains actively involved with acquisitions and recruitment. As previously announced, Jim W. Henderson, Vice Chairman and Chief Operating Officer, will retire from the Company in August 2010.

We increased revenues every year from 1993 to 2008. However, in 2009, our revenues declined from the prior year to $967.9 million. Our revenue growth from 1993 to 2009 reflects a compound annual growth rate of 15.6%. In the same period, we increased net income from $8.0 million to $153.3 million in 2009, a compound annual growth rate of 20.3%.

The past three years have posed significant challenges for us and for our industry in the form of a prevailing decline in insurance premium rates, commonly referred to as a “soft market;” increased significant governmental involvement in the Florida insurance marketplace since 2007, resulting in a substantial loss of revenues for us; and, beginning in the second half of 2008 and throughout 2009, increased pressure on the values of insurable exposure units as the consequence of the general weakening of the economy in the United States.

Beginning in the first quarter of 2007 through the fourth quarter of 2009 we experienced negative internal revenue growth each quarter. This was due primarily to the “soft market,” and, beginning in the second half of 2008 and throughout 2009, the decline in insurable exposure units, which further reduced our commissions and fees revenues. Part of the decline in 2007 was the result of the increased governmental involvement in the Florida insurance marketplace, as described below in “The Florida Insurance Overview.” One industry segment that was hit especially hard during these years was the home-building industry in southern California and, to a lesser extent in Nevada, Arizona and Florida. We have a wholesale brokerage operation that focuses on placing property and casualty insurance products for that homebuilding segment and a program operation that places errors and omissions professional liability coverages for title agents. These operations’ revenues were negatively affected by these national economic trends primarily in 2007 and 2008, but continuing into 2009.

While insurance premium rates continued to decline for most lines of coverage during 2009, the rate of decline appears to have been less than in 2008. In 2009, continued declining exposure units had a greater negative impact on our commissions and fees revenues than declining insurance premium rates. Even though we do not anticipate significant additional declines in exposure units or pricing in 2010, we currently do not see any indications of improvement in these areas.

        We also earn “profit-sharing contingent commissions,” which are profit-sharing commissions based primarily on underwriting results, but may also reflect considerations for volume, growth and/or retention. These commissions are primarily received in the first and second quarters of each year, based on the aforementioned considerations for the prior year(s). Over the last three years, profit-sharing contingent commissions have averaged approximately 5.9% of the previous year’s total commissions and fees revenue. Profit-sharing contingent commissions are typically included in our total commissions and fees in the Consolidated Statements of Income in the year received. The term “core commissions and fees” excludes profit-sharing contingent commissions and therefore represents the revenues earned directly from specific insurance policies sold, and specific fee-based services rendered. In recent years, five national insurance companies have replaced the loss-ratio based profit-sharing contingent commission calculation with a guaranteed fixed-based methodology, referred to as “Guaranteed Supplemental Commissions” (“GSC”). Since these GSCs are not subject to the uncertainty of loss ratios, they are accrued throughout the year based on actual premiums written. As of December 31, 2009, we earned $15.9 million from GSCs during 2009. Most of this total will not be collected until the first quarter of 2010. For the twelve-month periods ended December 31, 2008 and 2007, we earned $13.4 million and $6.6 million, respectively, from GSCs.

Fee revenues relate to fees negotiated in lieu of commissions, which are recognized as services are rendered. Fee revenues are generated primarily by: (1) our Services Division, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside services, and (2) our National Programs and Wholesale Brokerage Divisions, which earn fees primarily for the issuance of insurance policies on behalf of insurance companies. These services are provided over a period of time, typically one year. Fee revenues, as a percentage of our total commissions and fees, represented 13.3% in 2009, 13.7% in 2008 and 14.3% in 2007.

Historically, investment income has consisted primarily of interest earnings on premiums and advance premiums collected and held in a fiduciary capacity before being remitted to insurance companies. Our policy is to invest available funds in high-quality, short-term fixed income investment securities. As a result of the bank liquidity and solvency issues in the United States in the last quarter of 2008, we moved substantial amounts of our cash into non-interest bearing checking accounts so that they would be fully insured by the Federal Depository Insurance Corporation (“FDIC”) or into money-market investment funds (a portion of which recently became FDIC insured) of SunTrust and Wells Fargo, two large national banks. Investment income also includes gains and losses realized from the sale of investments. In 2007, we sold our investment in Rock-Tenn Company for a net gain of $18.7 million.

Florida Insurance Overview

Many states have established “Residual Markets,” which are governmental or quasi-governmental insurance facilities that provide coverage to individuals and/or businesses that cannot buy insurance in the private marketplace, i.e., “insurers of last resort.” These facilities can be designed to cover any type of risk or exposure; however, the exposures most commonly subject to such facilities are automobile or high-risk property exposures. Residual Markets can also be referred to as FAIR Plans, Windstorm Pools, Joint Underwriting Associations, or may even be given names styled after the private sector like “Citizens Property Insurance Corporation” in Florida.

In August 2002, the Florida Legislature created “Citizens Property Insurance Corporation” (“Citizens”), to be the “insurer of last resort” in Florida. Initially, Citizens charged insurance rates that were higher than those generally prevailing in the private insurance marketplace. In each of 2004 and 2005, four major hurricanes made landfall in Florida. As a result of the ensuing significant insurance property losses, Florida property insurance rates increased in 2006. To counter the increased property insurance rates, the State of Florida instructed Citizens to essentially reduce its property insurance rates by half beginning in January 2007. By state law, Citizens guaranteed these rates through January 1, 2010. As a result, Citizens became one of the most, if not the most, competitive risk-bearers for a large percentage of Florida’s commercial habitational coastal property exposures, such as condominiums, apartments, and certain assisted living facilities. Additionally, Citizens became the only insurance market for certain homeowner policies throughout Florida. Today, Citizens is one of the largest underwriters of coastal property exposures in Florida. Effective January 1, 2010, Citizens’ raised its insurance rates, on average, 10% for properties with values of less than $10 million, and more than 10% for properties with values in excess of $10 million. As a result, the impact of Citizens’ should continue to decline in 2010.

In 2007, Citizens became the principal direct competitor of the insurance companies that underwrite the condominium program administered by one of our indirect subsidiaries, Florida Intracoastal Underwriters, Limited Company (“FIU”), and the excess and surplus lines insurers represented by our wholesale brokers such as Hull & Company, Inc., another of our subsidiaries. Consequently, these operations lost significant amounts of revenue to Citizens. During 2008 and 2009, FIU’s revenues were relatively flat and therefore, Citizens’ impact was not as dramatic as in 2007. Citizens continued to be competitive with the excess and surplus lines insurers, however, and therefore negatively affected the revenues of our Florida-based wholesale brokerage operations, such as Hull & Company, Inc., from 2007 through 2009.

Citizens’ impact on our Florida Retail Division was less severe than on our National Program and Wholesale Brokerage Divisions, because our retail offices have the ability to place business with Citizens, although at slightly lower commission rates and with greater difficulty in placing coverage.

Current Year Company Overview

For the third consecutive year, we recorded negative internal revenue growth of our commissions and fees revenues as a direct result of the general weakness of the economy since the second half of 2008 and the continuing “soft market.” Our total commissions and fees revenues excluding the effect of recent acquisitions, profit-sharing contingencies and sales of books of business over the last twelve months, had a negative internal growth rate of (5.1)%.

During 2009, investment income and other income were substantially less than in 2008 and 2007 due principally to the fact that investment yields dropped significantly in each of the last two years and to the fact that we had more infrequent gain transactions in 2008 and 2007.

Acquisitions

Approximately 18,000 independent insurance agencies are estimated to currently be operating in the United States. Part of our continuing business strategy is to attract high-quality insurance agencies to join our operations. From 1993 through 2009, we acquired 334 insurance intermediary operations, including acquired books of business (customer accounts), that had aggregate estimated annual revenues of $889.0 million for the 12 calendar months immediately preceding the dates of acquisition. Acquisition activity slowed in 2009 in part because potential sellers were unhappy with reduced agency valuations that were the consequences of lower revenues and operating profits due to the continuing “soft market” and decreasing exposure units, and therefore opted to defer the sales of their insurance agencies.

A summary of our acquisitions over the last three years is as follows (in millions, except for number of acquisitions):

	Number of Acquisitions		Estimated Annual Revenues	Net Cash Paid	Notes Issued	Liabilities Assumed	Recorded Earn-out Payable	Aggregate Purchase Price
	Asset	Stock
2009	11	—	$26.5	$40.4	$6.9	$1.8	$7.2	$56.3
2008	43	2	$120.2	$255.8	$8.3	$14.6	$—	$278.7
2007	38	3	$108.3	$207.9	$13.0	$20.5	$—	$241.4

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Consolidated Financial Statements and related Notes.

Financial information relating to our Consolidated Financial Results is as follows (in thousands, except percentages):

	2009	Percent Change	2008	Percent Change	2007
REVENUES
Core commissions and fees	$917,226	0.8%	$909,564	6.1%	$857,027
Profit-sharing contingent commissions	47,637	(15.6)%	56,419	(2.1)%	57,623
Investment income	1,161	(80.9)%	6,079	(80.1)%	30,494
Other income, net	1,853	(66.3)%	5,492	(62.2)%	14,523

Total revenues	967,877	(1.0)%	977,554	1.9%	959,667
EXPENSES
Employee compensation and benefits	484,680	(0.2)%	485,783	9.4%	444,101
Non-cash stock-based compensation	7,358	0.6%	7,314	29.1%	5,667
Other operating expenses	143,389	4.4%	137,352	4.6%	131,371
Amortization	49,857	6.9%	46,631	15.3%	40,436
Depreciation	13,240	(0.3)%	13,286	4.1%	12,763
Interest	14,599	(0.6)%	14,690	6.4%	13,802

Total expenses	713,123	1.1%	705,056	8.8%	648,140

Income before income taxes	$254,754	(6.5)%	$272,498	(12.5)%	$311,527

Net internal growth rate — core commissions and fees	(5.1)%		(5.5)%		(3.4)%
Employee compensation and benefits ratio	50.1%		49.7%		46.3%
Other operating expenses ratio	14.8%		14.1%		13.7%
Capital expenditures	$11,310		$14,115		$30,643
Total assets at December 31	$2,224,226		$2,119,580		$1,960,659

Commissions and Fees

Commissions and fees revenue, including profit-sharing contingent commissions, decreased 0.1% in 2009, but increased 5.6% in 2008 and 5.8% in 2007. Profit-sharing contingent commissions decreased $8.8 million to $47.6 million in 2009, and $1.2 million to $56.4 million in 2008 primarily due to higher loss ratios, and therefore, lower profitability for insurance carriers. Core commissions and fees revenue decreased 5.1% in 2009, 5.5% in 2008 and 3.4% in 2007, when excluding commissions and fees revenue generated from acquired and divested operations. The 2009 decrease of 5.1% represents $46.5 million of net lost core commissions and fees revenue, of which $22.4 million is related to our retail, wholesale and services operations based in Florida. The decrease in our non-Florida retail and wholesale brokerage operations in 2009 was $35.1 million, but that was substantially offset by another year of strong revenue growth of $13.4 million in Proctor Financial, Inc., a subsidiary that provides lender-placed insurance coverage. The 2008 decrease of 5.5% represents $46.7 million of net lost core commissions and fees revenue, of which $31.0 million was related to our retail, wholesale and services operations based in Florida. The decrease in our non-Florida retail and wholesale brokerage operations in 2008 was $32.3 million, which was substantially offset by strong revenue growth of $14.8 million in Proctor Financial.

Investment Income

Investment income decreased to $1.2 million in 2009, compared with $6.1 million in 2008 and $30.5 million in 2007. The $4.9 million decrease in 2009 from 2008 was primarily due to substantially lower investment yields in 2009, even though the average daily invested balance was higher in 2009 than in 2008. The $24.4 million decrease in 2008 from 2007 was primarily due to the sale of our investment in Rock-Tenn Company in 2007 for a net gain of $18.7 million. The remaining $5.7 million decrease in investment income in 2008 was primarily due to lower investment yields.

Other Income, Net

Other income consists primarily of gains and losses from the sale and disposition of assets. In 2009, gains of $0.2 million were recognized from sales of books of business (customer accounts) as compared with $1.0 million and $13.7 million in 2008 and 2007, respectively. Although we are not in the business of selling books of business, we periodically will sell an office or a book of business that does not produce reasonable margins or demonstrate a potential for growth.

Employee Compensation and Benefits

Employee compensation and benefits decreased, on a net basis, approximately 0.2% or $1.1 million in 2009. However, within that net decrease was $17.3 million of new compensation costs related to new acquisitions that were stand-alone offices, and therefore, employee compensation and benefits from those offices that existed in same time periods of 2009 and 2008, (including the new acquisitions that folded into those offices) decreased by $18.4 million. The employee compensation and benefit reductions from these offices were primarily related to producer commissions, staff salaries and bonuses of $15.9 million, off-set by an increase in compensation of new salaried producers of $1.1 million. Employee compensation and benefits increased approximately 9.4% or $41.7 million in 2008, of which an increase of $46.8 million was related to acquisitions that were stand-alone offices. Of the remaining net $5.1 million decrease from the offices in existence in both 2008 and 2007 (including the new acquisitions that folded into those offices) the major decreases were primarily related to producer commissions and bonuses of $10.7 million, off-set by an increase in compensation of new salaried producers of $4.9 million.

Employee compensation and benefits as a percentage of total revenues increased in each of the last two years, representing 50.1% in 2009, 49.7% in 2008 and 46.3% in 2007, and is the result of the significant loss of revenues, although minimized by the continued reduction of compensation expense by headcount reductions. We had 5,206 full-time equivalent employees at December 31, 2009, compared with 5,398 at December 31, 2008 and 5,047 at December 31, 2007. Of the 192 net decrease in full-time equivalent employees at December 31, 2009 over the prior year-end, an increase of 86 was from the acquisitions that continued as stand-alone offices, thus reflecting a net reduction of 278 employees in the offices existing at both year-ends.

Non-Cash Stock-Based Compensation

The Company grants stock options and non-vested stock awards to its employees. Compensation expense for all share-based awards is recognized in the financial statements based upon the grant-date fair value of those awards.

For 2009, 2008 and 2007, the non-cash stock-based compensation expense incorporates the costs related to each of our three stock-based plans as explained in Note 11 of the Notes to the Consolidated Financial Statements.

Non-cash stock-based compensation increased 0.6% or less than $0.1 million in 2009 as a result of a full year of expense from the Performance Stock Plan (“PSP”) shares and incentive stock options (“ISO”) granted primarily in February 2008. Prior to the February 2008 grants, the last major grant of PSP and ISO shares occurred in January 2003.

Other Operating Expenses

As a percentage of total revenues, other operating expenses represented 14.8% in 2009, 14.1% in 2008 and 13.7% in 2007. Other operating expenses in 2009 increased $6.0 million over 2008, of which $4.6 million was related to acquisitions that joined as stand-alone offices. The remaining net $1.4 million increase from the offices in existence in both 2009 and 2008, including the new acquisitions that “folded into” those existing offices, were broad-based reductions relating to travel and entertainment expenses, supplies, and postage and delivery expenses, however, such cost savings were offset by $3.0 million of additional legal fees. Other operating expenses in 2008 increased $6.0 million over 2007, of which $12.2 million was related to acquisitions that joined as stand-alone offices. The remaining net $6.2 million decrease from the offices in existence in both 2008 and 2007, including the new acquisitions that “folded into” those offices, were broad-based reductions relating to supplies, telephone, insurance, legal, and claims expenses.

Amortization

Amortization expense increased $3.2 million, or 6.9% in 2009, $6.2 million, or 15.3% in 2008, and $3.9 million, or 10.8% in 2007. The increases in 2009 and 2008 were due to the amortization of additional intangible assets as a result of acquisitions completed in those years.

Depreciation

Depreciation decreased 0.3% in 2009, but increased 4.1% in 2008 and 12.9% in 2007. The slight decrease in 2009 was primarily due to lower acquisition activity. The increases in 2008 and 2007 were primarily due to the purchase of new computers, related equipment and software, corporate aircraft and the depreciation of fixed assets associated with acquisitions completed in those years.

Interest Expense

Interest expense decreased $0.1 million, or 0.6%, in 2009 over 2008 primarily as a result of principal payments during 2009. Interest expense increased $0.9 million, or 6.4%, in 2008 over 2007 primarily as a result of the additional $25.0 million that was borrowed in February 2008.

Income Taxes

The effective tax rate on income from operations was 39.8% in 2009, 39.0% in 2008 and 38.7% in 2007. The successive higher effective annual tax rate from 2007 to 2009 was primarily the result of continued reduced benefits from tax-exempt interest income, and increased amounts of business conducted in states having higher state tax rates. During 2007, the IRS concluded its audit of our 2004-2006 tax years in which it disputed our method of recognizing profit-sharing contingent commissions for tax purposes. We recognize profit-sharing contingent commissions when determinable, which is when such commissions are received. However, the IRS believes that we should estimate those amounts as of each December 31. We agreed to resolve this dispute for a $1.1 million payment of interest and our agreement to accrue at each December 31, for tax purposes only, a known amount of profit-sharing contingent commissions represented by the actual amount of profit-sharing contingent commissions received in the first quarter of the related year, with a true-up adjustment to the actual amount received by the following March 31. Because this method, now required for tax purposes, differs from the method used for book purposes, it will result in a current deferred tax asset as of December 31 each year, which will be reversed by the following March 31, when the related profit-sharing contingent commissions are recognized for financial accounting purposes.

RESULTS OF OPERATIONS — SEGMENT INFORMATION

As discussed in Note 16 of the Notes to Consolidated Financial Statements, we operate four reportable segments or divisions: the Retail, National Programs, Wholesale Brokerage, and Services Divisions. On a divisional basis, increases in amortization, depreciation and interest expenses result from completed acquisitions within a given division in a particular year. Likewise, other income in each division primarily reflects net gains on sales of customer accounts and fixed assets. As such, in evaluating the operational efficiency of a division, management places emphasis on the net internal growth rate of core commissions and fees revenue, the gradual improvement of the ratio of total employee compensation and benefits to total revenues, and the gradual improvement of the ratio of other operating expenses to total revenues.

Total core commissions and fees are our total commissions and fees less (i) profit-sharing contingent commissions (revenue derived from special revenue-sharing commissions from insurance companies based upon the volume and the growth and/or profitability of the business placed with such companies during the prior year), and (ii) divested business (commissions and fees generated from offices, books of business or niches sold by the Company or terminated).

The internal growth rates for our core commissions and fees for the three years ended December 31, 2009, 2008 and 2007, by divisional units are as follows (in thousands, except percentages):

2009	For the years ended December 31,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
	2009	2008
Florida Retail	$155,817	$167,508	$(11,691)	(7.0)%	$6,203	$(17,894)	(10.7)%
National Retail	309,386	293,748	15,638	5.3%	32,713	(17,075)	(5.8)%
Western Retail	98,888	96,155	2,733	2.8%	16,302	(13,569)	(14.1)%

Total Retail(1)	564,091	557,411	6,680	1.2%	55,218	(48,538)	(8.7)%

Professional Programs	44,588	43,881	707	1.6%	—	707	1.6%
Special Programs	133,768	121,833	11,935	9.8%	1,719	10,216	8.4%

Total National Programs	178,356	165,714	12,642	7.6%	1,719	10,923	6.6%

Wholesale Brokerage	142,090	149,895	(7,805)	(5.2)%	1,602	(9,407)	(6.3)%

Services	32,689	32,137	552	1.7%	—	552	1.7%

Total Core Commissions and Fees	$917,226	$905,157	$12,069	1.3%	$58,539	$(46,470)	(5.1)%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Consolidated Statements of Income for the years ended December 31, 2009 and 2008 is as follows (in thousands, except percentages):

	For the years ended December 31,
	2009	2008
Total core commissions and fees	$917,226	$905,157
Profit-sharing contingent commissions	47,637	56,419
Divested business	—	4,407

Total commission & fees	$964,863	$965,983

2008	For the years ended December 31,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
	2008	2007
Florida Retail	$168,576	$174,744	$(6,168)	(3.5)%	$12,490	$(18,658)	(10.7)%
National Retail	294,563	238,017	56,546	23.8%	64,337	(7,791)	(3.3)%
Western Retail	98,307	91,234	7,073	7.8%	15,321	(8,248)	(9.0)%

Total Retail(1)	561,446	503,995	57,451	11.4%	92,148	(34,697)	(6.9)%

Professional Programs	43,401	42,185	1,216	2.9%	—	1,216	2.9%
Special Programs	122,532	108,747	13,785	12.7%	674	13,111	12.1%

Total National Programs	165,933	150,932	15,001	9.9%	674	14,327	9.5%

Wholesale Brokerage	150,048	156,790	(6,742)	(4.3)%	16,192	(22,934)	(14.6)%

Services	32,137	35,505	(3,368)	(9.5)%	—	(3,368)	(9.5)%

Total Core Commissions and Fees	$909,564	$847,222	$62,342	7.4%	$109,014	$(46,672)	(5.5)%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Consolidated Statements of Income for the years ended December 31, 2008 and 2007 is as follows (in thousands, except percentages):

	For the years ended December 31,
	2008	2007
Total core commissions and fees	$909,564	$847,222
Profit-sharing contingent commissions	56,419	57,623
Divested business	—	9,805

Total commission & fees	$965,983	$914,650

2007	For the years ended December 31,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
	2007	2006
Florida Retail	$175,330	$175,205	$125	0.1%	$3,108	$(2,983)	(1.7)%
National Retail	242,762	202,763	39,999	19.7%	40,808	(809)	(0.4)%
Western Retail	95,357	101,386	(6,029)	(5.9)%	436	(6,465)	(6.4)%

Total Retail(1)	513,449	479,354	34,095	7.1%	44,352	(10,257)	(2.1)%

Professional Programs	42,348	40,867	1,481	3.6%	423	1,058	2.6%
Special Programs	108,747	113,141	(4,394)	(3.9)%	5,357	(9,751)	(8.6)%

Total National Programs	151,095	154,008	(2,913)	(1.9)%	5,780	(8,693)	(5.6)%

Wholesale Brokerage	156,978	151,278	5,700	3.8%	15,221	(9,521)	(6.3)%

Services	35,505	32,561	2,944	9.0%	2,328	616	1.9%

Total Core Commissions and Fees	$857,027	$817,201	$39,826	4.9%	$67,681	$(27,855)	(3.4)%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Consolidated Statements of Income for the years ended December 31, 2007 and 2006 is as follows (in thousands, except percentages):

	For the years ended December 31,
	2007	2006
Total core commissions and fees	$857,027	$817,201
Profit-sharing contingent commissions	57,623	41,048
Divested business	—	6,414

Total commission & fees	$914,650	$864,663

(1)	The Retail Division includes commissions and fees reported in the “Other” column of the Segment Information in Note 16 of the Notes to the Consolidated Financial Statements, which includes corporate and consolidation items.

Retail Division

The Retail Division provides a broad range of insurance products and services to commercial, public and quasi-public, professional and individual insured customers. Approximately 96.2% of the Retail Division’s commissions and fees revenue is commission-based. Because most of our other operating expenses do not change as premiums fluctuate, we believe that most of any fluctuation in the commissions, net of related compensation, that we receive will be reflected in our pre-tax income.

Financial information relating to Brown & Brown’s Retail Division is as follows (in thousands, except percentages):

	2009	Percent Change	2008	Percent Change	2007
REVENUES
Core commissions and fees	$562,619	0.4%	$560,311	8.9%	$514,639
Profit-sharing contingent commissions	19,853	(23.3)%	25,884	(22.5)%	33,399
Investment income	282	(71.8)%	999	284.2%	260
Other income, net	620	(79.6)%	3,044	(78.5)%	14,140

Total revenues	583,374	(1.2)%	590,238	4.9%	562,438

EXPENSES
Employee compensation and benefits	291,675	0.1%	291,486	10.8%	263,056
Non-cash stock-based compensation	4,692	30.0%	3,610	11.3%	3,243
Other operating expenses	97,639	4.6%	93,372	5.7%	88,359
Amortization	29,943	11.6%	26,827	23.9%	21,659
Depreciation	6,060	—%	6,061	5.9%	5,723
Interest	31,596	4.3%	30,287	43.6%	21,094

Total expenses	461,605	2.2%	451,643	12.0%	403,134

Income before income taxes	$121,769	(12.1)%	$138,595	(13.0)%	$159,304

Net internal growth rate — core commissions and fees	(8.7)%		(6.9)%		(2.1)%
Employee compensation and benefits ratio	50.0%		49.4%		46.8%
Other operating expenses ratio	16.7%		15.8%		15.7%

Capital expenditures	$3,459		$4,152		$5,816
Total assets at December 31	$1,764,249		$1,687,137		$1,356,772

The Retail Division’s total revenues in 2009 decreased $6.9 million to $583.4 million, a 1.2% decrease from 2008. Profit-sharing contingent commissions in 2009 decreased $6.0 million from 2008, primarily due to increased loss ratios resulting in lower profitability for insurance companies in 2008. Approximately $2.3 million of the change in the Retail Division’s total revenues was due to net growth in core commissions and fees; however, $55.2 million was from acquisitions for which there were no comparable revenues in 2008. Therefore, excluding revenues from acquisitions, $48.5 million was lost on a “same-store sales” basis, resulting in a negative internal growth rate of 8.7%. Most of the negative internal growth resulted from continued reductions in insurable exposure units caused by the significant slow down in the middle-market economy during 2009. Additionally, insurance pricing continues to be competitive, primarily in Florida and in the western United States.

Income before income taxes in 2009 decreased $16.8 million from 2008, of which $6.0 million was due to reduced profit sharing contingent commissions and $3.1 million was due to reduced investment and other income. The remaining decrease of $7.7 million was due to reduced earnings from core commissions and fees, offset by earnings from acquisitions.

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

Income before income taxes in 2008 decreased $20.7 million from 2007, of which $11.1 million was primarily attributable to a historically high amount of gains from the sales of books of business (customer accounts) in 2007. The remaining decrease of $9.6 million was due to reduced profit-sharing contingent commissions and to reduced earnings from core commissions and fees, offset by earnings from acquisitions.

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

Financial information relating to our National Programs Division is as follows (in thousands, except percentages):

	2009	Percent Change	2008	Percent Change	2007
REVENUES
Core commissions and fees	$178,356	7.5%	$165,933	9.8%	$151,095
Profit-sharing contingent commissions	12,216	1.8%	11,997	102.9%	5,913
Investment income	3	(99.1)%	327	(36.3)%	513
Other income, net	18	(37.9)%	29	7.4%	27

Total revenues	190,593	6.9%	178,286	13.2%	157,548

EXPENSES
Employee compensation and benefits	73,142	7.4%	68,116	8.5%	62,755
Non-cash stock-based compensation	1,029	28.6%	800	(0.1)%	801
Other operating expenses	28,721	7.3%	26,761	6.7%	25,084
Amortization	9,175	0.8%	9,098	0.7%	9,039
Depreciation	2,725	1.2%	2,693	(2.3)%	2,757
Interest	5,365	(28.8)%	7,531	(24.5)%	9,977

Total expenses	120,157	4.5%	114,999	4.2%	110,413

Income before income taxes	$70,436	11.3%	$63,287	34.3%	$47,135

Net internal growth rate — core commissions and fees	6.6%		9.5%		(5.6)%
Employee compensation and benefits ratio	38.4%		38.2%		39.8%
Other operating expenses ratio	15.1%		15.0%		15.9%

Capital expenditures	$4,318		$2,867		$1,831
Total assets at December 31	$627,392		$607,599		$570,295

The National Programs Division’s total revenues in 2009 increased $12.3 million to $190.6 million, a 6.9% increase over 2008. Profit-sharing contingent commissions in 2009 increased $0.2 million from 2008, primarily due to the improved profitability of the insurance carriers during calendar year 2008. Of the $12.4 million increase in core commissions and fees revenues, only approximately $1.7 million related to core commissions and fees revenue from acquisitions for which there were no comparable revenues in 2008. The National Programs Division’s net internal growth rate for core commissions and fees revenue was 6.6%, excluding core commissions and fees revenues recognized in 2009 from new acquisitions. The majority of the internally generated growth in core commissions and fees revenues was primarily related to $13.4 million of net new business written in our Proctor Financial, Inc., our subsidiary which provides lender-placed insurance (“Proctor”). Additionally, our professional liability programs generated net new business of approximately $0.9 million, our condominium program at Florida Intracoastal Underwriters, Limited Company (“FIU”) was down slightly by $0.3 million, and our public entity business lost approximately $0.9 million of core commissions and fees revenues, mainly due to premium rate reductions.

Income before income taxes in 2009 increased $7.1 million to $70.4 million, an 11.3% increase over 2008. Most of this increase resulted from net new business generated by Proctor.

The National Programs Division’s total revenues in 2008 increased $20.7 million to $178.3 million, a 13.2% increase over 2007. Profit-sharing contingent commissions in 2008 increased $6.1 million from 2007, primarily due to the improved profitability of the insurance companies during calendar year 2007. Of the $14.8 million increase in core commissions and fees revenues, only approximately $0.7 million related to core commissions and fees revenue from acquisitions for which there were no comparable revenues in 2007. The National Programs Division’s net internal growth rate for core commissions and fees revenue was 9.5%, excluding core commissions and fees revenues recognized in 2008 from new acquisitions. The majority of the internally generated growth in core commissions and fees revenues was primarily related to $14.8 million of net new business written by Proctor. Additionally, our professional liability programs generated net new business of approximately $1.6 million, our condominium program at FIU was flat and our public entity business lost approximately $1.6 million of core commissions and fees revenues, mainly due to premium rate reductions.

Income before income taxes in 2008 increased $16.2 million to $63.3 million, a 34.3% increase over 2007. Most of this increase is attributable to increased profit-sharing contingent commissions and the net new business generated by Proctor.

Wholesale Brokerage Division

The Wholesale Brokerage Division markets and sells excess and surplus commercial and personal lines insurance and reinsurance, primarily through independent agents and brokers. Like the Retail and National Programs Divisions, the Wholesale Brokerage Division’s revenues are primarily commission-based.

Financial information relating to our Wholesale Brokerage Division is as follows (in thousands, except percentages):

	2009	Percent Change	2008	Percent Change	2007
REVENUES
Core commissions and fees	$142,090	(5.3)%	$150,048	(4.4)%	$156,978
Profit-sharing contingent commissions	15,568	(16.0)%	18,538	1.2%	18,311
Investment income	62	(95.6)%	1,414	(51.7)%	2,927
Other income, net	621	(3.7)%	645	(11.2)%	726

Total revenues	158,341	(7.2)%	170,645	(4.6)%	178,942

EXPENSES
Employee compensation and benefits	80,561	(7.7)%	87,297	(0.2)%	87,500
Non-cash stock-based compensation	985	21.6%	810	2.4%	791
Other operating expenses	32,343	(4.4)%	33,815	7.3%	31,522
Amortization	10,239	0.3%	10,205	10.5%	9,237
Depreciation	2,894	0.1%	2,892	6.5%	2,715
Interest	14,289	(20.8)%	18,033	(6.0)%	19,188

Total expenses	141,311	(7.7)%	153,052	1.4%	150,953

Income before income taxes	$17,030	(3.2)%	$17,593	(37.1)%	$27,989

Net internal growth rate — core commissions and fees	(6.3)%		(14.6)%		(6.3)%
Employee compensation and benefits ratio	50.9%		51.2%		48.9%
Other operating expenses ratio	20.4%		19.8%		17.6%

Capital expenditures	$3,201		$4,794		$2,835
Total assets at December 31	$618,704		$618,662		$640,931

The Wholesale Brokerage Division’s total revenues in 2009 decreased $12.3 million from 2008, of which $8.0 million was attributable to the reduction in core commissions and fees revenues, $3.0 million was the result of lower profit-sharing contingent commissions, and $1.4 million was due to a reduction in investment income. Of the $8.0 million net decrease in core commissions and fees, only $1.6 million related to core commissions and fees revenues from acquisitions for which there were no comparable revenues in 2008. The net internal growth rate for core commissions and fees revenues in 2009 was (6.3)%, or $9.4 million less in revenues than in 2008, excluding core commissions and fees revenue recognized in 2009 from new acquisitions. The 2009 internal growth rate of (6.3)% is an improvement over the 2008 internal growth rate of (14.6)% and represents $13.5 million of less revenues lost. This improvement is reflective of stabilizing coastal property insurance rates and the fact that excess and surplus lines carriers products have become more competitive against the standard lines carriers, especially as it relates to Citizens Property Insurance Corporation in Florida.

Income before income taxes in 2009 decreased by only $0.6 million to $17.0 million, a 3.2% decrease from 2008, even though total revenues decreased $12.3 million from 2008. This improvement in pre-tax margin was primarily the result of specific headcount reductions at several of our wholesale operations, which was also the main reason for a $6.7 million reduction in employee compensation and benefits. Additionally we reduced other operating expenses by $1.5 million, primarily in the areas of travel and entertainment expenses, bad debt expense and occupancy costs. Interest expenses to this Division for prior acquisitions decreased by $3.7 million, primarily due to the 1.0% annual reduction in the cost of capital interest rate charged against the total purchase price of the Division’s prior acquisitions.

        The Wholesale Brokerage Division’s total revenues in 2008 decreased $8.3 million from 2007, of which $6.9 million was attributable to the reduction in core commissions and fees revenues and $1.5 million was attributable to the reduction in investment income. Of the net decrease in core commissions and fees of $6.9 million, approximately $16.2 million related to core commissions and fees revenues from acquisitions for which there were no comparable revenues in 2007. The net internal growth rate for core commissions and fees revenues in 2008 was (14.6)%, or $22.9 million less in revenues than in 2007, excluding core commissions and fees revenue recognized in 2008 from new acquisitions. The negative internal growth rate for the Division was the result of lost revenues from nearly every one of our Wholesale Brokerage operations, including our reinsurance intermediary, Axiom Re. In the competitive soft market of 2008, not only did insurance premium rates continue to drop, but standard admitted insurance companies continued to pursue accounts in classes of business that otherwise would have gone to the excess and surplus lines market via wholesale brokers for coverage. Additionally, our Florida-based wholesale brokerage operations lost $3.3 million of revenue in 2008 as a result of the continued competitive rate environment created primarily by Citizens.

Income before income taxes in 2008 decreased $10.4 million to $17.6 million, a 37.1% decrease from 2007. This decrease is due primarily to net lost business, lower investment income and an increase in other operating expenses, primarily from data processing, bad debts, rent and telephone expenses.

Services Division

The Services Division provides insurance-related services, including third-party claims administration (“TPA”) and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside services. Unlike our other segments, approximately 99.5% of the Services Division’s 2009 commissions and fees revenue is generated from fees, which are not significantly affected by fluctuations in general insurance premiums.

Financial information relating to our Services Division is as follows (in thousands, except percentages):

	2009	Percent Change	2008	Percent Change	2007
REVENUES
Core commissions and fees	$32,689	1.7%	$32,137	(9.5)%	$35,505
Profit-sharing contingent commissions	—	—	—	—	—
Investment income	23	76.9%	13	(58.1)%	31
Other (loss) income net	31	NMF %	(6)	(95.8)%	(144)

Total revenues	32,743	1.9%	32,144	(9.2)%	35,392

EXPENSES
Employee compensation and benefits	19,106	4.4%	18,293	(5.8)%	19,416
Non-cash stock-based compensation	163	16.4%	140	0.7%	139
Other operating expenses	5,015	1.8%	4,924	(9.9)%	5,467
Amortization	462	—	462	—	462
Depreciation	333	(20.9)%	421	(21.2)%	534
Interest	668	(11.1)%	751	4.5%	719

Total expenses	25,747	3.0%	24,991	(6.5)%	26,737

Income before income taxes	$6,996	(2.2)%	$7,153	(17.4)%	$8,655

Net internal growth rate — core commissions and fees	1.7%		(9.5)%		1.9%
Employee compensation and benefits ratio	58.4%		56.9%		54.9%
Other operating expenses ratio	15.3%		15.3%		15.4%

Capital expenditures	$160		$301		$318
Total assets at December 31	$47,829		$45,360		$41,233

The Services Division’s total revenues in 2009 increased $0.6 million from 2008, primarily due to net new business growth generated by our Medicare Secondary Payer statute compliance-related services and our workers’ compensation claims business. This net new business growth was offset by a $0.9 million reduction in commissions and fees at our public entity claims services, due to the continued drop in the Florida workers’ compensation rates.

Income before income taxes in 2009 decreased $0.2 million from 2008. Even though total revenues increased slightly in 2009, employee compensation and benefits increased $0.8 million, due to increased staffing at our Medicare Secondary Payer statute compliance-related services and our workers’ compensation claims business.

The Services Division’s total revenues in 2008 decreased $3.2 million from 2007. Of this decrease, $4.2 million related to one of our largest clients transferring the bulk of its claims-paying services in-house in September 2007 which resulted in a revenue reduction of approximately $400,000 per month through August 2008. This decrease was partially offset by $1.0 million of net new business growth generated by our Medicare Secondary Payer statute compliance-related services.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents of $197.1 million at December 31, 2009 reflected an increase of $118.6 million from the $78.6 million balance at December 31, 2008. During 2009, $221.6 million of cash was provided from operating activities. Also during this period, $44.7 million of cash was used for acquisitions, $11.3 million was used for additions to fixed assets, $15.1 million was used for payments on long-term debt and $42.9 million was used for payment of dividends.

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

Our ratio of current assets to current liabilities (the “current ratio”) was 1.28 and 1.00 at December 31, 2009 and 2008, respectively.

Contractual Cash Obligations

As of December 31, 2009, our contractual cash obligations were as follows:

(in thousands)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$267,333	$17,124	$100,209	$100,000	$50,000
Other liabilities	9,802	1,640	6,220	770	1,172
Operating leases	101,248	24,987	37,927	21,060	17,274
Interest obligations	53,797	14,436	21,621	14,888	2,852
Unrecognized tax benefits	635	—	635	—	—
Maximum future acquisition contingency payments	149,032	39,980	108,707	345	—

Total contractual cash obligations	$581,847	$98,167	$275,319	$137,063	$71,298

Debt

In July 2004, the Company completed a private placement of $200.0 million of unsecured senior notes (the “Notes”). The $200.0 million is divided into two series: Series A, for $100.0 million due in 2011 and bearing interest at 5.57% per year; and Series B, for $100.0 million due in 2014 and bearing interest at 6.08% per year. The closing on the Series B Notes occurred on July 15, 2004. The closing on the Series A Notes occurred on September 15, 2004. Brown & Brown has used the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. As of December 31, 2009 and 2008, there was an outstanding balance of $200.0 million on the Notes.

On December 22, 2006, the Company entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). The Purchaser also purchased Notes issued by the Company in 2004. The Master Agreement provides for a $200.0 million private uncommitted “shelf” facility for the issuance of senior unsecured notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten (10) years, as the parties may determine. The Master Agreement includes various covenants, limitations and events of default similar to the Notes issued in 2004. The initial issuance of notes under the Master Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.66% per annum. On February 1, 2008, $25.0 million in Series D Senior Notes due January 15, 2015, with a fixed interest rate of 5.37% per annum were issued. As of December 31, 2009 there was an outstanding balance of $50.0 million under the Master Agreement.

On June 12, 2008, the Company entered into an Amended and Restated Revolving Loan Agreement (the “Loan Agreement”) with a national banking institution that was dated as of June 3, 2008, amending and restating the existing Revolving Loan Agreement dated September 29, 2003, as amended (the “Revolving Agreement”), in order to increase the lending commitment to $50.0 million (subject to potential increases up to $100.0 million) and to extend the maturity date from December 20, 2011 to June 3, 2013. The Revolving Agreement initially provided for a revolving credit facility in the maximum principal amount of $75.0 million. After a series of amendments that provided covenant exceptions for the notes issued or to be issued under the Master Agreement and relaxed or deleted certain other covenants, the maximum principal amount was reduced to $20.0 million. The calculation of interest and fees is generally based on the Company’s quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization, and non-cash stock-based compensation. Interest is charged at a rate equal to 0.50% to 1.00% above the London Interbank Offering Rate (“LIBOR”) or 1.00% below the base rate, each as more fully defined in the Loan Agreement. Fees include an upfront fee, an availability fee of 0.10% to 0.20%, and a letter of credit usage fee of 0.50% to 1.00%. The Loan Agreement contains various covenants, limitations, and events of default customary for similar facilities for similar borrowers. The 90-day LIBOR was 0.251% and 1.425% as of December 31, 2009 and 2008, respectively. There were no borrowings against this facility at December 31, 2009 or 2008.

In January 2001, Brown & Brown entered into a $90.0 million unsecured seven-year term agreement with a national banking institution (the “Term Agreement”), bearing an interest rate based upon the 30-, 60- or 90-day LIBOR plus 0.50% to 1.00%, depending upon Brown & Brown’s quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization and non-cash stock-based compensation. The 90-day LIBOR was 4.70% as of December 31, 2007. This loan was fully funded on January 3, 2001 and was to be repaid in equal quarterly installments of $3.2 million through December 2007. As of December 31, 2007 the outstanding balance had been paid in full.

All four of these credit agreements require, or required, Brown & Brown to maintain certain financial ratios and comply with certain other covenants. Brown & Brown was in compliance with all such covenants as of December 31, 2009 and 2008.

Neither we nor our subsidiaries has ever incurred off-balance sheet obligations through the use of, or investment in, off-balance sheet derivative financial instruments or structured finance or special purpose entities organized as corporations, partnerships or limited liability companies or trusts.

We believe that our existing cash, cash equivalents, short-term investment portfolio and funds generated from operations, together with our Master Agreement and the Loan Agreement described above, will be sufficient to satisfy our normal liquidity needs through at least the end of 2010. Additionally, we believe that funds generated from future operations will be sufficient to satisfy our normal liquidity needs, including the required annual principal payments on our long-term debt.

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

Business Combinations and Purchase Price Allocations

We have acquired significant intangible assets through business acquisitions. These assets consist of purchased customer accounts, non-compete agreements, and the excess of purchase prices over the fair value of identifiable net assets acquired (Goodwill). The determination of estimated useful lives and the allocation of the purchase price to the intangible assets requires significant judgment and affects the amount of future amortization and possible impairment charges.

All of our business combinations initiated after June 30, 2001 have been accounted for using the purchase method. In connection with these acquisitions, we record the estimated value of the net tangible assets purchased and the value of the identifiable intangible assets purchased, which typically consist of purchased customer accounts and non-compete agreements. Purchased customer accounts include the physical records and files obtained from acquired businesses that contain information about insurance policies, customers and other matters essential to policy renewals. However, they primarily represent the present value of the underlying cash flows expected to be received over the estimated future renewal periods of the insurance policies comprising those purchased customer accounts. The valuation of purchased customer accounts involves significant estimates and assumptions concerning matters such as cancellation frequency, expenses and discount rates. Any change in these assumptions could affect the carrying value of purchased customer accounts. Non-compete agreements are valued based on their duration and any unique features of particular agreements. Purchased customer accounts and non-compete agreements are amortized on a straight-line basis over the related estimated lives and contract periods, which range from five to 15 years. The excess of the purchase price of an acquisition over the fair value of the identifiable tangible and intangible assets is assigned to goodwill and is no longer amortized.

Intangible Assets Impairment

Goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. Amortizable intangible assets are amortized over their useful lives and are subject to an impairment review based on an estimate of the undiscounted future cash flows resulting from the use of the asset. To determine if there is potential impairment of goodwill, we compare the fair value of each reporting unit with its carrying value. If the fair value of the reporting unit is less than its carrying value, an impairment loss would be recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. Fair value is estimated based on multiples of earnings before interest, income taxes, depreciation and amortization (“EBITDA”).

Management assesses the recoverability of our goodwill on an annual basis, and assesses the recoverability of our amortizable intangibles and other long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The following factors, if present, may trigger an impairment review: (i) significant underperformance relative to historical or projected future operating results; (ii) significant negative industry or economic trends; (iii) significant decline in our stock price for a sustained period; and (iv) significant decline in our market capitalization. If the recoverability of these assets is unlikely because of the existence of one or more of the above-referenced factors, an impairment analysis is performed. Management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these assets. If these estimates or related assumptions change in the future, we may be required to revise the assessment and, if appropriate, record an impairment charge. We completed our most recent evaluation of impairment for goodwill as of November 30, 2009 and identified no impairment as a result of the evaluation.

Non-Cash Stock-Based Compensation

The Company grants stock options and non-vested stock awards to its employees, which requires that the related compensation expense be recognized in the financial statements based upon the grant-date fair value of those awards.

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

Derivative Instruments

In 2002, we entered into one derivative financial instrument—an interest rate exchange agreement, or “swap”—to manage the exposure to fluctuations in interest rates on our $90.0 million variable rate debt. As of December 31, 2006, we maintained this swap agreement, whereby we paid a fixed rate on the notional amount to a bank and the bank paid us a variable rate on the notional amount equal to a base LIBOR. We assessed this derivative as a highly effective cash flow hedge, and accordingly, changes in the fair market value of the swap were reflected in other comprehensive income. The fair market value of this instrument was determined by quotes obtained from the related counter-parties in combination with a valuation model utilizing discounted cash flows. The valuation of this derivative instrument was a significant estimate that was largely affected by changes in interest rates. As of December 31, 2007 this interest rate swap agreement expired in conjunction with the final payment on the related $90.0 million variable rate debt.

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

Our invested assets are held as cash and cash equivalents, restricted cash and investments, available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit. These investments are subject to interest rate risk and equity price risk. The fair values of our cash and cash equivalents, restricted cash and investments, and certificates of deposit at December 31, 2009 and 2008 approximated their respective carrying values due to their short-term duration and, therefore, such market risk is not considered to be material.

ITEM 8.	Financial Statements and Supplementary Data.

BROWN & BROWN, INC.

CONSOLIDATED STATEMENTS OF

INCOME

	Year Ended December 31,
(in thousands, except per share data)	2009	2008	2007
REVENUES
Commissions and fees	$964,863	$965,983	$914,650
Investment income	1,161	6,079	30,494
Other income, net	1,853	5,492	14,523

Total revenues	967,877	977,554	959,667

EXPENSES
Employee compensation and benefits	484,680	485,783	444,101
Non-cash stock-based compensation	7,358	7,314	5,667
Other operating expenses	143,389	137,352	131,371
Amortization	49,857	46,631	40,436
Depreciation	13,240	13,286	12,763
Interest	14,599	14,690	13,802

Total expenses	713,123	705,056	648,140

Income before income taxes	254,754	272,498	311,527
Income taxes	101,460	106,374	120,568

Net income	$153,294	$166,124	$190,959

Net income per share:
Basic	$1.08	$1.18	$1.36

Diluted	$1.08	$1.17	$1.35

Weighted average number of shares outstanding:
Basic	137,173	136,319	135,576

Diluted	137,507	136,884	136,357

Dividends declared per share	$0.3025	$0.2850	$0.2500

See accompanying notes to consolidated financial statements.

BROWN & BROWN, INC.

CONSOLIDATED

BALANCE SHEETS

	At December 31,
(in thousands, except per share data)	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$197,113	$78,557
Restricted cash and investments	155,257	144,750
Short-term investments	8,213	7,511
Premiums, commissions and fees receivable	209,462	244,515
Deferred income taxes	11,791	14,171
Other current assets	31,863	33,528

Total current assets	613,699	523,032
Fixed assets, net	61,467	63,520
Goodwill	1,074,397	1,023,372
Amortizable intangible assets, net	468,862	495,627
Other assets	5,801	14,029

Total assets	$2,224,226	$2,119,580

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Premiums payable to insurance companies	$310,296	$357,707
Premium deposits and credits due customers	37,715	43,577
Accounts payable	17,431	18,872
Accrued expenses and other liabilities	96,387	96,325
Current portion of long-term debt	17,124	6,162

Total current liabilities	478,953	522,643
Long-term debt	250,209	253,616
Deferred income taxes, net	115,609	90,143
Other liabilities	9,581	11,437
Commitments and contingencies (Note 13)
Shareholders’ Equity:
Common stock, par value $0.10 per share; authorized 280,000 shares; issued and outstanding 142,076 at 2009 and 141,544 at 2008	14,208	14,154
Additional paid-in capital	267,856	250,167
Retained earnings	1,087,805	977,407
Accumulated other comprehensive income, net of related income tax effect of $3 at 2009 and $8 at 2008	5	13

Total shareholders’ equity	1,369,874	1,241,741

Total liabilities and shareholders’ equity	$2,224,226	$2,119,580

See accompanying notes to consolidated financial statements.

BROWN & BROWN, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
(in thousands, except per share data)	Shares Outstanding	Par Value
Balance at January 1, 2007	140,016	$14,002	$210,543	$695,656	$9,144	$929,345
Net income				190,959		190,959
Net unrealized holding gain on available-for-sale securities less amounts realized from sales in the current year					(9,093)	(9,093)
Net gain on cash-flow hedging derivative					(38)	(38)

Comprehensive income						181,828
Common stock issued for employee stock benefit plans	647	64	16,495			16,559
Income tax benefit from exercise of stock benefit plans			4,564			4,564
Common stock issued to directors	10	1	286			287
Cash dividends paid ($0.25 per share)				(35,125)		(35,125)

Balance at December 31, 2007	140,673	$14,067	$231,888	$851,490	$13	$1,097,458

Net income and comprehensive income				166,124		166,124
Common stock issued for employee stock benefit plans	856	86	17,823			17,909
Income tax benefit from exercise of stock benefit plans			138			138
Common stock issued to directors	15	1	318			319
Cash dividends paid ($0.285 per share)				(40,207)		(40,207)

Balance at December 31, 2008	141,544	$14,154	$250,167	$977,407	$13	$1,241,741

Net income				153,294		153,294
Net unrealized holding gain on available-for-sale securities					(8)	(8)

Comprehensive income						153,286
Common stock issued for employee stock benefit plans	518	52	17,160			17,212
Income tax benefit from exercise of stock benefit plans			243			243
Common stock issued to directors	14	2	286			288
Cash dividends paid ($0.3025 per share)				(42,896)		(42,896)

Balance at December 31, 2009	142,076	$14,208	$267,856	$1,087,805	$5	$1,369,874

See accompanying notes to consolidated financial statements.

BROWN & BROWN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2009	2008	2007
Cash flows from operating activities:
Net income	$153,294	$166,124	$190,959
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	49,857	46,631	40,436
Depreciation	13,240	13,286	12,763
Non-cash stock-based compensation	7,358	7,314	5,667
Deferred income taxes	27,851	25,713	325
Net loss (gain) on sales of investments, fixed assets and customer accounts	374	(1,071)	(30,944)
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Restricted cash and investments (increase) decrease	(10,507)	109,654	(12,217)
Premiums, commissions and fees receivable decrease	36,943	3,169	45,059
Other assets decrease	8,668	12,359	6,357
Premiums payable to insurance companies (decrease)	(48,491)	(40,045)	(53,119)
Premium deposits and credits due customers (decrease) increase	(6,049)	2,259	6,723
Accounts payable (decrease) increase	(1,819)	(5,992)	533
Accrued expenses (decrease) increase	(488)	4,099	2,913
Other liabilities (decrease)	(8,646)	(1,747)	(115)

Net cash provided by operating activities	221,585	341,753	215,340
Cash flows from investing activities:
Additions to fixed assets	(11,310)	(14,115)	(30,643)
Payments for businesses acquired, net of cash acquired	(44,682)	(263,400)	(212,303)
Proceeds from sales of fixed assets and customer accounts	1,305	4,600	6,713
Purchases of investments	(11,570)	(13,774)	(2,695)
Proceeds from sales of investments	10,828	9,756	21,715

Net cash used in investing activities	(55,429)	(276,933)	(217,213)
Cash flows from financing activities:
Proceeds from long-term debt	—	25,000	—
Payments on long-term debt	(15,089)	(20,342)	(29,142)
Borrowings on revolving credit facility	14,390	2,180	26,320
Payments on revolving credit facility	(14,390)	(2,180)	(26,320)
Income tax benefit from exercise of stock benefit plans	243	138	4,564
Issuances of common stock for employee stock benefit plans	10,144	10,914	11,320
Cash dividends paid	(42,896)	(40,207)	(35,125)

Net cash used in provided by financing activities	(47,600)	(24,497)	(48,383)

Net increase (decrease) in cash and cash equivalents	118,556	40,323	(50,256)
Cash and cash equivalents at beginning of year	78,557	38,234	88,490

Cash and cash equivalents at end of year	$197,113	$78,557	$38,234

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

Revenue Recognition

Commission revenue is recognized as of the effective date of the insurance policy or the date on which the policy premium is billed to the customer, whichever is later. At that date, the earnings process has been completed, and Brown & Brown can reliably estimate the impact of policy cancellations for refunds and establish reserves accordingly. The reserve for policy cancellations is based upon historical cancellation experience adjusted based on known circumstances. The policy cancellation reserve was $7,796,000 and $8,390,000 at December 31, 2009 and 2008, respectively, and it is periodically evaluated and adjusted as necessary. Subsequent commission adjustments are recognized upon receipt of notification from the insurance companies. Commission revenues are reported net of commissions paid to sub-brokers or co-brokers. Profit-sharing contingent commissions from insurance companies are recognized when determinable, which is when such commissions are received, or when officially notified of the amount of such commissions. Fee income is recognized as services are rendered.

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

Cash and Cash Equivalents

Cash and cash equivalents principally consist of demand deposits with financial institutions and highly liquid investments with quoted market prices having maturities of three months or less when purchased.

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

In other circumstances, the insurance companies collect the premiums directly from the insureds and remit the applicable commissions to Brown & Brown. Accordingly, as reported in the Consolidated Balance Sheets, “commissions” are receivables from insurance companies. “Fees” are primarily receivables due from customers.

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

Net unrealized holding gains on available-for-sale securities included in accumulated other comprehensive income reported in shareholders’ equity were $5,000 and $13,000 at December 31, 2009 and 2008, net of deferred income taxes of $3,000 and $8,000, respectively.

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

Goodwill and Amortizable Intangible Assets

The excess of the purchase price of an acquisition over the fair value of the identifiable tangible and amortizable intangible assets is assigned to goodwill. While goodwill is not amortizable, it is subject to at least an annual assessment for impairment by applying a fair value-based test. Amortizable intangible assets are amortized over their useful lives and are subject to an impairment review based on an estimate of the undiscounted future cash flows resulting from the use of the asset. The Company compares the fair value of each reporting unit with its carrying amount to determine if there is potential impairment of goodwill. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. Fair value is estimated based on multiples of earnings before interest, income taxes, depreciation and amortization (“EBITDA”). Brown & Brown completed its most recent annual assessment as of November 30, 2009 and identified no impairment as a result of the evaluation. In addition, as of December 31, 2009, there are no accumulated impairment losses.

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

The carrying value of intangibles attributable to each business “region” comprising Brown & Brown is periodically reviewed by management to determine if the facts and circumstances suggest they may be impaired. In the insurance agency and wholesale brokerage industry, it is common for agencies or customer accounts to be acquired at a price determined as a multiple of either their corresponding revenues or EBITDA. Accordingly, Brown & Brown assesses the carrying value of its intangible assets by considering the estimated future cash flows generated by the corresponding region. Any impairment identified through this assessment may require that the carrying value of related intangible assets be adjusted; however, no impairments have been recorded for the years ended December 31, 2009, 2008 and 2007.

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

Net Income Per Share

        Effective in 2009, the Company adopted new Financial Accounting Standards Board (“FASB”) authoritative guidance that states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share (“EPS”) pursuant to the two-class method. The two-class method determines EPS for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. Performance stock shares granted to employees under the Company’s Performance Stock Plan are considered participating securities as they receive non-forfeitable dividend equivalents at the same rate as common stock. This new guidance was adopted via retroactive application for the years ended December 31, 2009, 2008 and 2007, resulting in no change in either basic or diluted EPS for periods presented.

Basic EPS is computed based on the weighted average number of common shares issued and outstanding during the period. Diluted EPS is computed based on the weighted average common shares issued and outstanding plus equivalent shares assuming exercise of stock options. The dilutive effect of stock options is computed by application of the treasury stock method. The following is a reconciliation between basic and diluted weighted average shares outstanding for the years ended December 31:

(in thousands, except per share data)	2009	2008	2007
Net income	$153,294	$166,124	$190,959
Net income attributable to unvested awarded performance stock	(4,937)	(5,506)	(6,661)

Net income attributable to common shares	$148,357	$160,618	$184,298

Weighted average basic number of common shares outstanding	141,738	140,992	140,476
Less unvested awarded performance stock included in weighted average basic share outstanding	(4,565)	(4,673)	(4,900)

Weighted average number of common shares outstanding for basic earnings per common share	137,173	136,319	135,576
Dilutive effect of stock options	334	565	781

Weighted average number of shares outstanding	137,507	136,884	136,357

Net income per share:
Basic	$1.08	$1.18	$1.36

Diluted	$1.08	$1.17	$1.35

Fair Value of Financial Instruments

The carrying amounts of Brown & Brown’s financial assets and liabilities, including cash and cash equivalents, restricted cash and investments, investments, premiums, commissions and fees receivable, premiums payable to insurance companies, premium deposits and credits due customers and accounts payable, at December 31, 2009 and 2008, approximate fair value because of the short-term maturity of these instruments. The carrying amount of Brown & Brown’s long-term debt approximates fair value at December 31, 2009 and 2008 since the related coupon rate approximates the current market rate.

Stock-Based Compensation

The Company grants stock options and non-vested stock awards to its employees, officers and directors. The Company uses the modified-prospective method to account for share-based payments. Under the modified-prospective method, compensation cost is recognized for all share-based payments granted on or after January 1, 2006 and for all awards granted to employees prior to January 1, 2006 that remained unvested on that date . The Company uses the alternative transition method to determine the accounting of the income tax effects of payments made related to stock-based compensation.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance establishing two levels of U.S. generally accepted accounting principles (“GAAP”) – authoritative and nonauthoritative – and making the Accounting Standards Codification (“ASC”) the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission. This guidance, which was incorporated into ASC Topic 105 — Generally Accepted Accounting Principles, was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption changed certain disclosure references to U.S. GAAP, but did not have any other impact on the Company’s Consolidated Financial Statements.

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

In November 2008, the FASB ratified authoritative guidance that applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, this guidance requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting which should be amortized to expense over the period the asset is expected to diminish in value. Defensive intangible assets must be recognized at fair value in accordance with ASC Topic 805 - Business Combinations, and ASC Topic 820 – Fair Value Measurements and Disclosures. This guidance, which was incorporated into ASC Topic 350 – Intangibles-Goodwill and Other, was effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of guidance did not have any material impact on our consolidated financial statements.

Subsequent Events — In May 2009, the FASB issued authoritative guidance establishing general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This guidance, which was incorporated into ASC Topic 855 - Subsequent Events, was effective on a prospective basis for interim or annual periods ending after June 15, 2009, and was adopted on June 1, 2009.

Subsequent events have been evaluated through the date and time the unaudited condensed consolidated financial statements were issued on February 26, 2010. No material subsequent events have occurred since December 31, 2009 that required recognition or disclosure in our unaudited condensed consolidated financial statements.

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

NOTE 2    Business Combinations

Acquisitions in 2009

During 2009, Brown & Brown acquired the assets and assumed certain liabilities of 11 insurance intermediaries and several books of business (customer accounts). The aggregate purchase price of these acquisitions was $56,289,000, including $40,386,000 of net cash payments, the issuance of $6,889,000 in notes payable, the assumption of $1,788,000 of liabilities and $7,226,000 of recorded earn-out payables. All of these acquisitions were acquired primarily to expand Brown & Brown’s core businesses and to attract and hire high-quality individuals. Acquisition purchase prices are typically based on a multiple of average annual operating profit earned over a one- to three-year period within a minimum and maximum price range. The recorded purchase price for all acquisitions consummated after January 1, 2009 included an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations will be recorded in the consolidated statement of income when incurred.

The fair value of earn-out obligations is based on the present value of the expected future payments to be made to the sellers of the acquired businesses in accordance with the provisions outlined in the respective purchase agreements. In determining fair value, the acquired business’s future performance is estimated using financial projections developed by management for the acquired business and reflects market participant assumptions regarding revenue growth and/or profitability. The expected future payments are estimated on the basis of the earn-out formula and performance targets specified in each purchase agreement compared to the associated financial projections. These payments are then discounted to present value using a risk-adjusted rate that takes into consideration the likelihood that the forecasted earn-out payments will be made. The change to the fair value of earn-out obligations recorded in net income for the year ended December 31, 2009 was not material.

These acquisitions have been accounted for as business combinations and are as follows:

(in thousands)
Name	Business Segment	2009 Date of Acquisition	Net Cash Paid	Note Payable	Recorded Earn-out Payable	Recorded Purchase Price	Maximum Potential Earn-out Payable
Conner Strong Companies -Small Business Unit	Retail	January 2	$22,748	$—	$—	$22,748	$—
Irving Weber Associates, Inc.	Retail	May 1	6,181	—	1,282	7,463	3,980
Alamo Insurance Group, Inc.	Retail	December 31	(152)	6,484	1,684	8,016	3,242
Other	Various	Various	11,609	405	4,260	16,274	10,102

Total			$40,386	$6,889	$7,226	$54,501	$17,324

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition:

(in thousands)	Strong	Weber	Alamo	Other	Total
Fiduciary cash	$—	$—	$—	$—	$—
Other current assets	556	250	—	1,084	1,890
Fixed assets	52	80	33	42	207
Goodwill	13,583	4,466	5,310	7,748	31,107
Purchased customer accounts	8,698	2,810	2,797	8,618	22,923
Non-compete agreements	—	11	21	125	157
Other assets	—	—	7	(2)	5

Total assets acquired	22,889	7,617	8,168	17,615	56,289

Other current liabilities	(141)	(154)	(152)	(1,341)	(1,788)
Deferred income taxes	—	—	—	—	—

Total liabilities assumed	(141)	(154)	(152)	(1,341)	(1,788)

Net assets acquired	$22,748	$7,463	$8,016	$16,274	$54,501

The weighted average useful lives for the above acquired amortizable intangible assets are as follows: purchased customer accounts are 14.9 years, and non-compete agreements are 5.0 years.

Goodwill of $31,107,000, of which $24,639,000 is expected to be deductible for income tax purposes, was assigned to the Retail, National Programs, Wholesale Brokerage and Services Divisions in the amounts of $25,610,000, $3,781,000, $1,716,000 and zero, respectively.

The results of operations for the acquisitions completed during 2009 have been combined with those of the Company since their respective acquisition dates. The total revenues and net pre-tax income from the acquisitions completed during 2009 included in the Consolidated Statement of Income for the twelve months ended December 31, 2009 were $13,879,000 and $981,000, respectively. If the acquisitions had occurred as of the beginning of each period, the Company’s results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

(UNAUDITED)	For the Year Ended December 31,
(in thousands, except per share data)	2009	2008
Total revenues	$977,749	$1,003,441
Income before income taxes	$258,111	$281,203
Net income	$155,314	$171,430
Net income per share:
Basic	$1.10	$1.22
Diluted	$1.09	$1.21
Weighted average number of shares outstanding:
Basic	137,173	136,319
Diluted	137,507	136,884

For acquisitions consummated prior to January 1, 2009, additional consideration paid to sellers as a result of purchase price earn-out provisions are recorded as adjustments to intangible assets when the contingencies are settled. The net additional consideration paid thus far by the Company in 2009 as a result of these adjustments totaled $20,052,000, of which $19,918,000 was allocated to goodwill, $109,000 to noncompete agreements and $25,000 to purchased customer accounts. Of the $20,052,000 net additional consideration paid, $4,296,000 was paid in cash and $15,756,000 was issued in notes payable. As of December 31, 2009, the maximum future contingency payments related to acquisitions totaled $156,387,000, of which $7,226,000 is recorded as non-current earn-out liabilities and $129,000 is recorded as interest expense accretion related to the earn-out liabilities.

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

These acquisitions have been accounted for as business combinations and are as follows:

(in thousands)
Name	Business Segment	2008 Date of Acquisition	Net Cash Paid	Notes Payable	Recorded Purchase Price
LDP Consulting Group, Inc.	Retail	January 24	$39,241	$—	$39,241
Powers & Effler Insurance Brokers, Inc.	Retail	April 1	25,036	—	25,036
HBA Insurance Group, Inc.	Retail	June 1	48,306	2,000	50,306
Fullerton & Company, Inc.	Retail	August 1	17,552	—	17,552
Other	Various	Various	125,668	6,304	131,972

Total			$255,803	$8,304	$264,107

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition:

(in thousands)	LDP	Powers	HBA	Fullerton	Other	Total
Fiduciary cash	$173	$—	$—	$1,541	$—	$1,714
Other current assets	1,121	75	1,439	1,813	3,113	7,561
Fixed assets	19	353	652	141	686	1,851
Goodwill	25,958	19,071	32,507	14,666	72,742	164,944
Purchased customer accounts	17,124	5,701	15,931	5,105	57,076	100,937
Non-compete agreements	55	11	141	80	787	1,074
Other assets	11	—	32	609	16	668

Total assets acquired	44,461	25,211	50,702	23,955	134,420	278,749

Other current liabilities	(5,220)	(175)	(396)	(4,672)	(2,448)	(12,911)
Deferred income taxes	—	—	—	(1,731)	—	(1,731)

Total liabilities assumed	(5,220)	(175)	(396)	(6,403)	(2,448)	(14,642)

Net assets acquired	$39,241	$25,036	$50,306	$17,552	$131,972	$264,107

The weighted average useful lives for the above acquired amortizable intangible assets are as follows: purchased customer accounts are 15.0 years and non-compete agreements are 5.0 years.

Goodwill of $164,944,000, of which $150,705,000 is expected to be deductible for income tax purposes, was assigned to the Retail, National Programs, Wholesale Brokerage and Services Divisions in the amounts of $161,084,000, $320,000, $3,540,000, and zero, respectively.

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

(UNAUDITED)	For the Year Ended December 31,
(in thousands, except per share data)	2008	2007
Total revenues	$1,030,995	$1,080,928
Income before income taxes	$290,542	$351,952
Net income	$177,124	$215,740
Net income per share:
Basic	$1.26	$1.54
Diluted	$1.25	$1.53
Weighted average number of shares outstanding:
Basic	136,319	135,576
Diluted	136,884	136,357

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

NOTE 3    Goodwill

The changes in goodwill for the years ended December 31, are as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Service	Total
Balance as of January 1, 2008	$453,485	$146,948	$242,730	$3,270	$846,433
Goodwill of acquired businesses	170,722	350	3,539	6,000	180,611
Goodwill disposed of relating to sales of businesses	(3,619)	—	(53)	—	(3,672)

Balance as of December 31, 2008	$620,588	$147,298	$246,216	$9,270	$1,023,372
Goodwill of acquired businesses	35,520	5,303	10,202	—	51,025
Goodwill disposed of relating to sales of businesses	—	—	—	—	—

Balance as of December 31, 2009	$656,108	$152,601	$256,418	$9,270	$1,074,397

NOTE 4    Amortizable Intangible Assets

Amortizable intangible assets at December 31 consisted of the following:

	2009				2008
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (years)
Purchased customer accounts	$747,717	$(280,473)	$467,244	14.9	$724,953	$(231,748)	$493,205	14.9
Non-compete agreements	24,721	(23,103)	1,618	7.3	24,455	(22,033)	2,422	7.3

Total	$772,438	$(303,576)	$468,862		$749,408	$(253,781)	$495,627

Amortization expense recorded for other amortizable intangible assets for the years ended December 31, 2009, 2008 and 2007 was $49,857,000, $46,631,000 and $40,436,000, respectively.

Amortization expense for other amortizable intangible assets for the years ending December 31, 2010, 2011, 2012, 2013 and 2014 is estimated to be $49,654,000, $48,208,000, $47,566,000, $46,665,000, and $45,479,000, respectively.

NOTE 5    Investments

Investments at December 31 consisted of the following:

	2009 Carrying Value		2008 Carrying Value
(in thousands)	Current	Non- Current	Current	Non- Current
Available-for-sale marketable equity securities	$33	$—	$46	$—
Non-marketable certificates of deposit and other securities	8,180	15	7,465	287

Total investments	$8,213	$15	$7,511	$287

The following table summarizes available-for-sale securities at December 31:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable equity securities:
2009	$25	$8	—	$33
2008	$25	$21	—	$46

The following table summarizes the proceeds and realized gains/(losses) on non-marketable equity securities and certificates of deposit for the years ended December 31:

(in thousands)	Proceeds	Gross Realized Gains	Gross Realized Losses
2009	$10,828	$—	$(299)
2008	$9,652	$542	$(9)
2007	$21,715	$18,733	$(780)

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

NOTE 6    Fixed Assets

Fixed assets at December 31 consisted of the following:

(in thousands)	2009	2008
Furniture, fixtures and equipment	$123,824	$119,998
Leasehold improvements	15,555	14,871
Land, buildings and improvements	428	400

Total cost	139,807	135,269
Less accumulated depreciation and amortization	(78,340)	(71,749)

Total	$61,467	$63,520

Depreciation and amortization expense amounted to $13,240,000 in 2009, $13,286,000 in 2008 and $12,763,000 in 2007.

NOTE 7    Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at December 31 consisted of the following:

(in thousands)	2009	2008
Accrued bonuses	$41,770	$41,396
Accrued compensation and benefits	15,204	24,349
Accrued rent and vendor expenses	9,524	9,211
Reserve for policy cancellations	7,796	8,390
Accrued interest	4,747	4,784
Other	17,346	8,195

Total	$96,387	$96,325

NOTE 8    Long-Term Debt

Long-term debt at December 31 consisted of the following:

(in thousands)	2009	2008
Unsecured Senior Notes	$250,000	$250,000
Acquisition notes payable	17,289	9,665
Revolving credit facility	—	—
Other notes payable	44	113

Total debt	267,333	259,778
Less current portion	(17,124)	(6,162)

Long-term debt	$250,209	$253,616

In July 2004, the Company completed a private placement of $200.0 million of unsecured senior notes (the “Notes”). The $200.0 million is divided into two series: (1) Series A, which closed on September 15, 2004, for $100.0 million due in 2011 and bearing interest at 5.57% per year; and (2) Series B, which closed on July 15, 2004, for $100.0 million due in 2014 and bearing interest at 6.08% per year. The closing on the Series B Notes occurred on July 15, 2004. The closing on the Series A Notes occurred on September 15, 2004. Brown & Brown has used the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. As of December 31, 2009 and 2008, there was an outstanding balance of $200.0 million on the Notes.

On December 22, 2006, the Company entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). The Purchaser also purchased Notes issued by the Company in 2004. The Master Agreement provides for a $200.0 million private uncommitted “shelf” facility for the issuance of senior unsecured notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed 10 years, as the parties may determine. The Master Agreement includes various covenants, limitations and events of default similar to the Notes issued in 2004. The initial issuance of notes under the Master Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.66% per year. On February 1, 2008, $25.0 million in Series D Senior Notes due January 15, 2015, with a fixed interest rate of 5.37% per year were issued. As of December 31, 2009 there was an outstanding balance of $50.0 million under the Master Agreement.

On June 12, 2008, the Company entered into an Amended and Restated Revolving Loan Agreement (the “Loan Agreement”) with a national banking institution that was dated as of June 3, 2008, amending and restating the existing Revolving Loan Agreement dated September 29, 2003, as amended (the “Revolving Agreement”), in order to increase the lending commitment to $50.0 million (subject to potential increases up to $100.0 million) and to extend the maturity date from December 20, 2011 to June 3, 2013. The Revolving Agreement initially provided for a revolving credit facility in the maximum principal amount of $75.0 million. After a series of amendments that provided covenant exceptions for the notes issued or to be issued under the Master Agreement and relaxed or deleted certain other covenants, the maximum principal amount was reduced to $20.0 million. The calculation of interest and fees is generally based on the Company’s quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization, and non-cash stock-based compensation. Interest is charged at a rate equal to 0.50% to 1.00% above the London Interbank Offering Rate (“LIBOR”) or 1.00% below the base rate, each as more fully defined in the Loan Agreement. Fees include an upfront fee, an availability fee of 0.10% to 0.20%, and a letter of credit usage fee of 0.50% to 1.00%. The Loan Agreement contains various covenants, limitations, and events of default customary for similar facilities for similar borrowers. The 90-day LIBOR was 0.251% and 1.425% as of December 31, 2009 and 2008, respectively. There were no borrowings against this facility at December 31, 2009 or 2008.

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

All four of these credit agreements require, or required, Brown & Brown to maintain certain financial ratios and comply with certain other covenants. Brown & Brown was in compliance with all such covenants as of December 31, 2009 and 2008.

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

Interest paid in 2009, 2008 and 2007 was $14,636,000, $14,394,000 and $13,838,000, respectively.

At December 31, 2009, maturities of long-term debt were $17,124,000 in 2010, $100,209,000 in 2011, $0 in 2012, $0 in 2013, $100,000,000 in 2014 and $50,000,000 in 2015 and beyond.

NOTE 9    Income Taxes

Significant components of the provision (benefit) for income taxes for the years ended December 31 are as follows:

(in thousands)	2009	2008	2007
Current:
Federal	$62,547	$70,634	$105,534
State	10,730	10,056	14,709
Foreign	286	56	—

Total current provision	73,563	80,746	120,243

Deferred:
Federal	24,913	21,508	(168)
State	2,984	4,120	493

Total deferred provision	27,897	25,628	325

Total tax provision	$101,460	$106,374	$120,568

A reconciliation of the differences between the effective tax rate and the federal statutory tax rate for the years ended December 31 is as follows:

	2009	2008	2007
Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	4.0	3.4	3.2
Non-deductible employee stock purchase plan expense	0.4	0.4	0.4
Interest exempt from taxation and dividend exclusion	(0.1)	(0.2)	(0.5)
Other, net	0.5	0.4	0.6

Effective tax rate	39.8%	39.0%	38.7%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the corresponding amounts used for income tax reporting purposes.

Significant components of Brown & Brown’s current deferred tax assets as of December 31 are as follows:

(in thousands)	2009	2008
Current deferred tax assets:
Deferred contingent revenue	$11,791	$14,171

Total current deferred tax assets	$11,791	$14,171

Significant components of Brown & Brown’s non-current deferred tax liabilities and assets as of December 31 are as follows:

(in thousands)	2009	2008
Non-current deferred tax liabilities:
Fixed assets	$7,875	$7,026
Net unrealized holding gain of available-for-sale securities	3	8
Prepaid insurance and pension	3,555	2,466
Intangible assets	120,887	96,888

Total non-current deferred tax liabilities	132,320	106,388

Non-current deferred tax assets:
Deferred compensation	8,031	6,980
Accruals and reserves	7,422	8,217
Net operating loss carryforwards	1,536	1,268
Valuation allowance for deferred tax assets	(278)	(220)

Total non-current deferred tax assets	16,711	16,245

Net non-current deferred tax liability	$115,609	$90,143

Income taxes paid in 2009, 2008 and 2007 were $76,373,000, $79,339,000 and $114,380,000, respectively.

At December 31, 2009, Brown & Brown had net operating loss carryforwards of $351,000 and $30,635,000 for federal and state income tax reporting purposes, respectively, portions of which expire in the years 2010 through 2029. The federal carryforward is derived from insurance operations acquired by Brown & Brown in 2001. The state carryforward is derived from the operating results of certain subsidiaries.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2009	2008	2007
Unrecognized tax benefits balance at January 1	$611	$507	$591
Gross increases for tax positions of prior years	489	197	15,805
Gross decreases for tax positions of prior years	(274)	—	—
Settlements	(182)	—	(15,772)
Lapse of statute of limitations	(9)	(93)	(117)

Unrecognized tax benefits balance at January 1	$635	$611	$507

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2009 and 2008, we had approximately $140,000 and $140,000 of accrued interest related to uncertain tax positions, respectively.

Total amount of unrecognized tax benefits that would affect our effective tax rate if recognized is $635,000 as of December 31, 2009 and $611,000 as of December 31, 2008. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

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

NOTE 10    Employee Savings Plan

Brown & Brown has an Employee Savings Plan (401(k)) under which substantially all employees with more than 30 days of service are eligible to participate. Under this plan, Brown & Brown makes matching contributions, subject to a maximum of 2.5% of each participant’s salary. Further, Brown & Brown provides for a discretionary profit-sharing contribution of 1.5% of the employee’s salary for all eligible employees. Brown & Brown’s contributions to the plan totaled $11,750,000 in 2009, $11,061,000 in 2008 and $10,699,000 in 2007.

NOTE 11    Stock-Based Compensation

Performance Stock Plan

Brown & Brown has adopted and the shareholders have approved a performance stock plan, under which up to 14,400,000 shares of Brown & Brown’s stock (“Performance Stock” or “PSP”) may be granted to key employees contingent on the employees’ future years of service with Brown & Brown and other criteria established by the Compensation Committee of Brown & Brown’s Board of Directors. Before participants may take full title to Performance Stock, two vesting conditions must be met. Of the grants currently outstanding, specified portions will satisfy the first condition for vesting based on 20% incremental increases in the 20-trading-day average stock price of Brown & Brown’s common stock from the initial grant price specified by Brown & Brown. Performance Stock that has satisfied the first vesting condition is considered “awarded shares.” Awarded shares are included as issued and outstanding common stock shares and are included in the calculation of basic and diluted EPS. Dividends are paid on awarded shares and participants may exercise voting privileges on such shares. Awarded shares satisfy the second condition for vesting on the earlier of a participant’s: (i) 15 years of continuous employment with Brown & Brown from the date shares are granted to the participants (or, in the case of the July 2009 grant to Powell Brown, 20 years); (ii) attainment of age 64; or (iii) death or disability. At December 31, 2009, 8,446,457 shares had been granted under the plan at initial stock prices ranging from $1.90 to $30.55. As of December 31, 2009, 4,423,436 shares met the first condition for vesting and had been awarded, and 686,728 shares satisfied both conditions for vesting and had been distributed to the participants.

The Company uses a path-dependent lattice model to estimate the fair value of PSP grants on the grant date. A summary of PSP activity for the years ended December 31, 2009, 2008 and 2007 is as follows:

	Weighted- Average Grant Date Fair Value	Granted Shares	Awarded Shares	Shares Not Yet Awarded
Outstanding at January 1, 2007	$5.92	5,691,518	5,036,170	655,348
Granted	$15.74	323,495	—	323,495
Awarded	$—	—	—	—
Vested	$5.33	(48,552)	(48,552)	—
Forfeited	$8.95	(391,505)	(300,886)	(90,619)

Outstanding at December 31, 2007	$6.38	5,574,956	4,686,732	888,224

Granted	$9.41	2,607,885	—	2,607,885
Awarded	$8.22	—	17,023	(17,023)
Vested	$6.41	(38,004)	(38,004)	—
Forfeited	$11.78	(322,761)	(36,530)	(286,231)

Outstanding at December 31, 2008	$7.21	7,822,076	4,629,221	3,192,855

Granted	$11.80	389,580	—	389,580
Awarded	$—	—	—	—
Vested	$6.05	(73,860)	(73,860)	—
Forfeited	$10.42	(379,249)	(131,925)	(247,324)

Outstanding at December 31, 2009	$7.39	7,758,547	4,423,436	3,335,111

The weighted average grant-date fair value of PSP grants for years ended December 31, 2009, 2008 and 2007 was $11.80, $9.41 and $15.74, respectively. The total fair market value of PSP grants that vested during each of the years ended December 31, 2009, 2008 and 2007 was $1,412,000, $685,000 and $1,314,000, respectively.

Employee Stock Purchase Plan

The Company has a shareholder-approved Employee Stock Purchase Plan (“ESPP”) with a total of 12,000,000 authorized shares and 3,285,644 available for future subscriptions. Employees of the Company who regularly work more than 20 hours per week are eligible to participate in the ESPP. Participants, through payroll deductions, may subscribe to purchase Company stock up to 10% of their compensation, to a maximum of $25,000 between August 1 of each year to the following July 31st (the “Subscription Period”) at a cost of 85% of the lower of the stock price as of the beginning or ending of the Subscription Period.

The Company estimates the fair value of an ESPP share option as of the beginning of the Subscription Period as the sum of: (1) 15% of the quoted market price of the Company’s stock on the day prior to the beginning of the Subscription Period, and (2) 85% of the value of a one-year stock option on the Company Stock using the Black-Scholes option-pricing model. The estimated fair value of an ESPP share option as of each Subscription Period beginning in August 2009, 2008 and 2007, was $5.54, $4.41 and $4.63, respectively.

For the plan year ended July 31, 2009, 2008 and 2007, the Company issued 579,104, 672,222 and 490,213 shares of common stock in August 2009, 2008 and 2007, respectively. These shares were issued at an aggregate purchase price of $9,358,000 or $16.16 per share in 2009, $10,036,000 or $14.93 per share in 2008 and $10,711,000 or $21.85 per share in 2007.

For the five months ended December 31, 2009, 2008 and 2007 of the 2009-2010, 2008-2009 and 2007-2008 plan years, 250,414, 257,643 and 233,427 shares of common stock (from authorized but unissued shares), respectively, were subscribed to by participants for proceeds of approximately $3,826,000, $4,164,000 and $4,664,000, respectively.

Incentive Stock Option Plan

On April 21, 2000, Brown & Brown adopted, and the shareholders approved, a qualified incentive stock option plan that provides for the granting of stock options to certain key employees for up to 4,800,000 shares of common stock. On December 31, 2008, this plan expired. The objective of this plan was to provide additional performance incentives to grow Brown & Brown’s pre-tax income in excess of 15% annually. The options were granted at the most recent trading day’s closing market price and vest over a one-to-10-year period, with a potential acceleration of the vesting period to three to six years based upon achievement of certain performance goals. All of the options expire 10 years after the grant date.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options on the grant-date. The Company granted 1,445,000 option shares during the year ended December 31, 2008 but did not grant any options during the year ended December 31, 2007. The weighted average fair value of the incentive stock options granted during 2008 estimated on the date of grant, using the Black-Scholes option-pricing model, was $4.92 per share. The fair value of these options granted was estimated on the date of grant using the following assumptions: dividend yield of 1.41%; expected volatility of 26.0%; risk-free interest rate of 3.14%; and an expected term of 6 years.

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

A summary of stock option activity for the years ended December 31, 2009, 2008 and 2007 is as follows:

Stock Options	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2007	1,885,775	$11.11	4.9	$32,241

Granted	—	—
Exercised	(632,307)	$8.38
Forfeited	—	—
Expired	—	—

Outstanding at December 31, 2007	1,253,468	$12.49	4.3	$22,679

Granted	1,445,000	$18.48
Exercised	(223,453)	$4.84
Forfeited	—	—
Expired	—	—

Outstanding at December 31, 2008	2,475,015	$16.68	6.9	$22,587

Granted	—	—
Exercised	(69,659)	$4.84
Forfeited	(16,672)	$15.40
Expired	—	—

Outstanding at December 31, 2009	2,388,684	$17.03	6.1	$21,629

Ending vested and expected to vest at December 31, 2009	2,388,684	$17.03	6.1	$21,629
Exercisable at December 31, 2009	317,020	$12.68	2.4	$1,676
Exercisable at December 31, 2008	383,701	$11.22	3.0	$3,715
Exercisable at December 31, 2007	590,776	$8.68	3.3	$8,757

The following table summarizes information about stock options outstanding at December 31, 2009:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.84	89,680	0.3	$4.84	89,680	$4.84
$15.78	842,004	3.2	$15.78	227,340	$15.78
$22.06	12,000	5.0	$22.06	—	—
$18.48	1,445,000	8.2	$18.48	—	—

Totals	2,388,684	6.1	$17.038	317,020	$12.68

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2009, 2008 and 2007 was $0.00, $4.92 and $0.00, respectively. The total intrinsic value of options exercised, determined as of the date of exercise, during the years ended December 31, 2009, 2008 and 2007 was $948,000, $3,298,000 and $12,675,000, respectively. The total intrinsic value is calculated as the difference between the exercise price of all underlying awards and the quoted market price of the Company’s stock for all in-the-money stock options at December 31, 2009, 2008 and 2007, respectively.

There are no option shares available for future grant under this plan since this plan expired as of December 31, 2008.

Summary of Non-Cash Stock-Based Compensation Expense

The non-cash stock-based compensation expense for the years ended December 31 is as follows:

(in thousands)	2009	2008	2007
Employee Stock Purchase Plan	$2,878	$2,951	$3,234
Performance Stock Plan	2,878	2,761	2,016
Incentive Stock Option Plan	1,602	1,602	417

Total	$7,358	$7,314	$5,667

Summary of Unrecognized Compensation Expense

As of December 31, 2009, there was approximately $31.0 million of unrecognized compensation expense related to all non-vested share-based compensation arrangements granted under the Company’s stock-based compensation plans. That expense is expected to be recognized over a weighted-average period of 9.7 years.

NOTE 12    Supplemental Disclosures of Cash Flow Information

Brown & Brown’s significant non-cash investing and financing activities for the years ended December 31 are summarized as follows:

(in thousands)	2009	2008	2007
Unrealized holding (loss) on available-for-sale securities, net of tax benefit of $5 for 2009, net of tax benefit of $0 for 2008 and net of tax benefit of $5,328 for 2007	(8)	—	$(9,093)
Net loss on cash-flow hedging derivative, net of tax benefit of $22 for 2007	—	—	$(38)
Notes payable issued or assumed for purchased customer accounts	$29,871	$15,987	$23,897
Notes received on the sale of fixed assets and customer accounts	$(958)	$3,610	$9,689

NOTE 13    Commitments and Contingencies

Operating Leases

Brown & Brown leases facilities and certain items of office equipment under non-cancelable operating lease arrangements expiring on various dates through 2020. The facility leases generally contain renewal options and escalation clauses based upon increases in the lessors’ operating expenses and other charges. Brown & Brown anticipates that most of these leases will be renewed or replaced upon expiration. At December 31, 2009, the aggregate future minimum lease payments under all non-cancelable lease agreements were as follows:

(in thousands)
2010	$24,987
2011	21,689
2012	16,238
2013	11,723
2014	9,337
Thereafter	17,274

Total minimum future lease payments	$101,248

Rental expense in 2009, 2008 and 2007 for operating leases totaled $37,598,000, $36,032,000 and $33,381,000, respectively.

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

For the year ended December 31, 2009, approximately 5.0% and 5.0%, respectively, of Brown & Brown’s total revenues were derived from insurance policies underwritten by two separate insurance companies. For the year ended December 31, 2008, approximately 5.2% of Brown & Brown’s total revenues were derived from insurance policies underwritten by one insurance company. For the year ended December 31, 2007, approximately 5.3% and 5.3%, respectively, of Brown & Brown’s total revenues were derived from insurance policies underwritten by the two separate insurance companies. Should these insurance companies seek to terminate their arrangement with Brown & Brown, the Company believes that other insurance companies are available to underwrite the business, although some additional expense and loss of market share could possibly result. No other insurance company accounts for 5% or more of Brown & Brown’s total revenues.

NOTE 15    Quarterly Operating Results (Unaudited)

Quarterly operating results for 2009 and 2008 were as follows:

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009
Total revenues	$263,580	$246,369	$243,766	$214,162
Total expenses	$184,373	$179,390	$176,275	$173,085
Income before income taxes	$79,207	$66,979	$67,491	$41,077
Net income	$48,012	$40,668	$40,961	$23,653
Net income per share:
Basic	$0.34	$0.29	$0.29	$0.17
Diluted	$0.34	$0.29	$0.29	$0.17

2008
Total revenues	$256,715	$241,720	$247,029	$232,090
Total expenses	$172,131	$175,126	$179,935	$177,864
Income before income taxes	$84,584	$66,594	$67,094	$54,226
Net income	$51,760	$40,398	$40,593	$33,373
Net income per share:
Basic	$0.37	$0.29	$0.29	$0.24
Diluted	$0.37	$0.29	$0.29	$0.24

Quarterly financial information is affected by seasonal variations. The timing of profit-sharing contingent commissions, policy renewals and acquisitions may cause revenues, expenses and net income to vary significantly between quarters.

NOTE 16    Segment Information

Brown & Brown’s business is divided into four reportable segments: the Retail Division, which provides a broad range of insurance products and services to commercial, public and quasi-public entities, and to professional and individual customers; the National Programs Division, which is comprised of two units Professional Programs, which provides professional liability and related package products for certain professionals delivered through nationwide networks of independent agents, and Special Programs, which markets targeted products and services designed for specific industries, trade groups, public and quasi-public entities, and market niches; the Wholesale Brokerage Division, which markets and sells excess and surplus commercial and personal lines insurance, and reinsurance, primarily through independent agents and brokers; and the Services Division, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside services. Brown & Brown conducts all of its operations within the United States of America, except for one wholesale brokerage operation based in London, England that commenced business in March 2008. This operation earned $6.6 million and $2.6 million of total revenues for the years ended December 31, 2009 and 2008, respectively.

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

	Year Ended December 31, 2009
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$583,374	$190,593	$158,341	$32,743	$2,826	$967,877
Investment income	$282	$3	$62	$23	$791	$1,161
Amortization	$29,943	$9,175	$10,239	$462	$38	$49,857
Depreciation	$6,060	$2,725	$2,894	$333	$1,228	$13,240
Interest expense	$31,596	$5,365	$14,289	$668	$(37,319)	$14,599
Income before income taxes	$121,769	$70,436	$17,030	$6,996	$38,523	$254,754
Total assets	$1,764,249	$627,392	$618,704	$47,829	$(833,948)	$2,224,226
Capital expenditures	$3,459	$4,318	$3,201	$160	$172	$11,310

	Year Ended December 31, 2008
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$590,238	$178,286	$170,645	$32,144	$6,241	$977,554
Investment income	$999	$327	$1,414	$13	$3,326	$6,079
Amortization	$26,827	$9,098	$10,205	$462	$39	$46,631
Depreciation	$6,061	$2,693	$2,892	$421	$1,219	$13,286
Interest expense	$30,287	$7,531	$18,033	$751	$(41,912)	$14,690
Income before income taxes	$138,595	$63,287	$17,593	$7,153	$45,870	$272,498
Total assets	$1,687,137	$607,599	$618,662	$45,360	$(839,178)	$2,119,580
Capital expenditures	$4,152	$2,867	$4,794	$301	$2,001	$14,115

	Year Ended December 31, 2007
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$562,438	$157,548	$178,942	$35,392	$25,347	$959,667
Investment income	$260	$513	$2,927	$31	$26,763	$30,494
Amortization	$21,659	$9,039	$9,237	$462	$39	$40,436
Depreciation	$5,723	$2,757	$2,715	$534	$1,034	$12,763
Interest expense	$21,094	$9,977	$19,188	$719	$(37,176)	$13,802
Income before income taxes	$159,304	$47,135	$27,989	$8,655	$68,444	$311,527
Total assets	$1,356,772	$570,295	$640,931	$41,233	$(648,572)	$1,960,659
Capital expenditures	$5,816	$1,831	$2,835	$318	$19,843	$30,643

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Brown & Brown, Inc.

Daytona Beach, Florida

We have audited the accompanying consolidated balance sheets of Brown & Brown, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brown & Brown, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Certified Public Accountants

Jacksonville, Florida

February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Brown & Brown, Inc.

Daytona Beach, Florida

We have audited the internal control over financial reporting of Brown & Brown, Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Conner Strong Companies, Inc.- Small Business Unit; One Source Insurance, Inc.; Irving Weber Associates, Inc.; and Camford National Insurance Brokers, LLC (collectively the “2009 Excluded Acquisitions”), which were acquired during 2009 and whose financial statements constitute 2.1 % and 1.5% of net and total assets, respectively, 1.2% of revenues, and 1.1% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2009. Accordingly, our audit did not include the internal control over financial reporting of the 2009 Excluded Acquisitions. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated February 26, 2010 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

Certified Public Accountants

Jacksonville, Florida

February 26, 2010

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

In conducting Brown & Brown’s evaluation of the effectiveness of its internal control over financial reporting, Brown & Brown has excluded the following acquisitions completed by Brown & Brown during 2009: Conner Strong Companies, Inc.- Small Business Unit; One Source Insurance, Inc.; Irving Weber Associates, Inc.; and Camford National Insurance Brokers, LLC (collectively the “2009 Excluded Acquisitions”), which were acquired during 2009 and whose financial statements constitute 2.1 % and 1.5% of net and total assets, respectively, 1.2% of revenues, and 1.1% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2009. Refer to Note 2 to the Consolidated Financial Statements for further discussion of these acquisitions and their impact on Brown & Brown’s Consolidated Financial Statements.

Based on Brown & Brown’s evaluation under the framework in Internal Control — Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2009. Management’s internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Brown & Brown, Inc.

Daytona Beach, Florida

February 26, 2010

/s/ J. Powell Brown	/s/ Cory T. Walker
J. Powell Brown	Cory T. Walker
Chief Executive Officer	Chief Financial Officer

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes in or disagreements with accountants on accounting and financial disclosure in 2009.

ITEM 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of December 31, 2009. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

In conducting Brown & Brown’s evaluation of the effectiveness of its internal controls over financial reporting, Brown & Brown has excluded the following acquisitions completed by Brown & Brown during 2009: Conner Strong Companies, Inc.- Small Business Unit; One Source Insurance, Inc.; Irving Weber Associates, Inc.; and Camford National Insurance Brokers, LLC (collectively the “2009 Excluded Acquisitions”), which were acquired during 2009 and whose financial statements constitute 2.1 % and 1.5% of net and total assets, respectively, 1.2% of revenues, and 1.1% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2009. Refer to Note 2 to the Consolidated Financial Statements for further discussion of these acquisitions and their impact on Brown & Brown’s Consolidated Financial Statements.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, those controls.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009. Management’s Annual Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Internal Controls over Financial Reporting are set forth in Part II, Item 8 of this Annual Report on Form 10-K and are included herein by reference.

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item regarding directors and executive officers is incorporated herein by reference to our definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Shareholders to be held in 2010 (the “2010 Proxy Statement”) under the headings “Management” and “Section 16(a) Beneficial Ownership Reporting.” We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, and controller. A copy of our Code of Ethics for our Chief Executive Officer and our Senior Financial Officers and a copy of our Code of Business Conduct and Ethics applicable to all employees are posted on our Internet website, at www.bbinsurance.com, and are also available upon written request directed to Corporate Secretary, Brown & Brown, Inc., 3101 West Martin Luther King Jr. Blvd., Suite 400, Tampa, Florida 33607, or by telephone request to (813) 222-4277.

ITEM 11.	Executive Compensation.

The information required by this item is incorporated herein by reference to the 2010 Proxy Statement under the heading “Executive Compensation.”

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the 2010 Proxy Statement under the heading “Security Ownership of Management and Certain Beneficial Owners.”

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the 2010 Proxy Statement under the heading “Management — Certain Relationships and Related Transactions.”

ITEM 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to the 2010 Proxy Statement under the heading “Fees Paid to Deloitte & Touche LLP.”

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Report:

1. (a)	Financial statements

Reference is made to the information set forth in Part II, Item 8 of this Report, which information is incorporated by reference.

2.	Consolidated Financial Statement Schedules.

All required Financial Statement Schedules are included in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

3.	Exhibits

The following exhibits are filed as a part of this Report:

3.1	Articles of Amendment to Articles of Incorporation (adopted April 24, 2003) (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 2003), and Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 1999).

3.2	Bylaws (incorporated by reference to Exhibit 3b to Form 10-K for the year ended December 31, 2002).

10.1(a)	Lease of the Registrant for office space at 220 South Ridgewood Avenue, Daytona Beach, Florida dated August 15, 1987 (incorporated by reference to Exhibit 10a(3) to Form 10-K for the year ended December 31, 1993), as amended by Letter Agreement dated June 26, 1995; First Amendment to Lease dated August 2, 1999; Second Amendment to Lease dated December 11, 2001; Third Amendment to Lease dated August 8, 2002; and Fourth Amendment to Lease dated October 26, 2004 (incorporated by reference to Exhibit 10.2(a) to Form 10-K for the year ended December 31, 2005).

10.1(b)	Lease Agreement for office space at 3101 W. Martin Luther King, Jr. Blvd., Tampa, Florida, dated July 1, 2004 and effective May 9, 2005, between Highwoods/Florida Holdings, L.P., as landlord and the Registrant, as tenant (incorporated by reference to Exhibit 10.2(b) to Form 10-K for the year ended December 31, 2005).

10.1(c)	Lease Agreement for office space at Riedman Tower, Rochester, New York, dated January 3, 2001, between Riedman Corporation, as landlord, and the Registrant, as tenant (incorporated by reference to Exhibit 10b(3) to Form 10-K for the year ended December 31, 2001), and Lease for same office space at Riedman Tower, Rochester, New York, dated December 31, 2005, between Riedman Corporation, as landlord, and a subsidiary of the Registrant, as tenant (incorporated by reference to Exhibit 10.2(c) to Form 10-K for the year ended December 31, 2005).

10.2	Indemnity Agreement dated January 1, 1979, among the Registrant, Whiting National Management, Inc., and Pennsylvania Manufacturers’ Association Insurance Company (incorporated by reference to Exhibit 10g to Registration Statement No. 33-58090 on Form S-4).

10.3	Agency Agreement dated January 1, 1979 among the Registrant, Whiting National Management, Inc., and Pennsylvania Manufacturers’ Association Insurance Company (incorporated by reference to Exhibit 10h to Registration Statement No. 33-58090 on Form S-4).

10.4(a)	Employment Agreement, dated as of July 29, 1999, between the Registrant and J. Hyatt Brown (incorporated by reference to Exhibit 10f to Form 10-K for the year ended December 31, 1999).

10.4(b)	Amendment to Employment Agreement, dated December 30, 2008, between the Registrant and J. Hyatt Brown (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 6, 2009).

10.4(c)	Employment Agreement with J. Hyatt Brown, date and effective as of July 1, 2009 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2009).

10.4(d)	Portions of Employment Agreement, dated April 28, 1993 between the Registrant and Jim W. Henderson (incorporated by reference to Exhibit 10m to Form 10-K for the year ended December 31, 1993).

10.4(e)	Employment Agreement, dated as of October 8, 1996, between the Registrant and J. Powell Brown (incorporated by reference to Exhibit 10.4(c) to Form 10-K for the year ended December 31, 2007).

10.4(f)	Employment Agreement, dated as of August 1, 1994, between the Registrant and Cory T. Walker.

10.4(g)	Employment Agreement, dated as of May 11, 1995, between the Registrant and Thomas E. Riley.

10.4(h)	Employment Agreement, dated as of March 1, 1995, between a subsidiary of the Registrant and Kenneth D. Kirk.

10.5	Registrant’s 2000 Incentive Stock Option Plan for Employees (incorporated by reference to Exhibit 4 to Registration Statement No. 333-43018 on Form S-8 filed on August 3, 2000).

10.6(a)	Registrant’s Stock Performance Plan (incorporated by reference to Exhibit 4 to Registration Statement No. 333-14925 on Form S-8 filed on October 28, 1996).

10.6(b)	Registrant’s Stock Performance Plan as amended, effective January 23, 2008 (incorporated by reference to Exhibit 10.6(b) to Form 10-K for the year ended December 31, 2007).

10.6(c)	Registrant’s Stock Performance Plan as amended, effective July 21, 2009 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2009).

10.7	International Swap Dealers Association, Inc. Master Agreement dated as of December 5, 2001 between SunTrust Bank and the Registrant and letter agreement dated December 6, 2001, regarding confirmation of interest rate transaction (incorporated by reference to Exhibit 10p to Form 10-K for the year ended December 31, 2001).

10.8	Note Purchase Agreement, dated as of July 15, 2004, among the Registrant and the listed purchasers of the 5.57% Series A Senior Notes due September 15, 2011 and 6.08% Series B Senior Notes due July 15, 2014 (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended June 30, 2004).

10.9	First Amendment to Amended and Restated Revolving and Term Loan Agreement dated and effective July 15, 2004, by and between the Registrant and SunTrust Bank (incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarter ended June 30, 2004).

10.10	Amended and Restated Revolving and Term Loan Agreement Dated as of January 3, 2001 By and Among the Registrant and SunTrust Bank (incorporated by reference to Exhibit 4a to Form 10-K for the year ended December 31, 2000).

10.11	Master Shelf and Note Purchase Agreement Dated as of December 22, 2006, by and among the Registrant and Prudential Investment Management, Inc. and certain Prudential affiliates as purchasers of the 5.66% Series C Senior Notes due December 22, 2016 (incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended December 31, 2006).

10.11(a)	Letter Amendment dated September 30, 2009, to the Master Shelf and Note Purchase Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 5, 2009.

10.12	Second Amendment to Amended and Restated Revolving and Term Loan Agreement dated as of December 22, 2006 by and between the Registrant and SunTrust Bank (incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended December 31, 2006).

10.13	Third Amendment to Amended and Restated Revolving and Term Loan Agreement dated as of January 30, 2007 by and between the Registrant and SunTrust Bank (incorporated by reference to Exhibit 10.17 to Form 10-K for the year ended December 31, 2006).

10.14	Amended and Restated Revolving Loan Agreement dated as of June 3, 2008 by and between the Registrant and SunTrust Bank (incorporated by reference to Exhibit 10.19 to Form 8-K filed June 18, 2008).

21	Subsidiaries of the Registrant.

23	Consent of Deloitte & Touche LLP.

24	Powers of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	Section 1350 Certification by the Chief Financial Officer of the Registrant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROWN & BROWN, INC. Registrant

Date: February 26, 2010	By:	/s/ J. Powell Brown
J. Powell Brown
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ J. Powell Brown	President and Chief Executive Officer (Principal Executive Officer), Director	February 26, 2010
J. Powell Brown

*	Vice Chairman and Chief Operating Officer, Director	February 26, 2010
Jim W. Henderson

/s/ Cory T. Walker	Sr. Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2010
Cory T. Walker

*	Chairman of the Board	February 26, 2010
J. Hyatt Brown

*	Director	February 26, 2010
Samuel P. Bell, III

*	Director	February 26, 2010
Hugh M. Brown

*	Director	February 26, 2010
Bradley Currey, Jr.

*	Director	February 26, 2010
Theodore J. Hoepner

*	Director	February 26, 2010
Toni Jennings

*	Director	February 26, 2010
Wendell Reilly

*	Director	February 26, 2010
John R. Riedman

*	Director	February 26, 2010
Chilton D. Varner

*By:	/s/ LAUREL L. GRAMMIG
Laurel L. Grammig
Attorney-in-Fact

EXHIBIT INDEX

3.1	Articles of Amendment to Articles of Incorporation (adopted April 24, 2003) (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 2003), and Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 1999).

3.2	Bylaws (incorporated by reference to Exhibit 3b to Form 10-K for the year ended December 31, 2002).

10.1(a)	Lease of the Registrant for office space at 220 South Ridgewood Avenue, Daytona Beach, Florida dated August 15, 1987 (incorporated by reference to Exhibit 10a(3) to Form 10-K for the year ended December 31, 1993), as amended by Letter Agreement dated June 26, 1995; First Amendment to Lease dated August 2, 1999; Second Amendment to Lease dated December 11, 2001; Third Amendment to Lease dated August 8, 2002; and Fourth Amendment to Lease dated October 26, 2004 (incorporated by reference to Exhibit 10.2(a) to Form 10-K for the year ended December 31, 2005).

10.1(b)	Lease Agreement for office space at 3101 W. Martin Luther King, Jr. Blvd., Tampa, Florida, dated July 1, 2004 and effective May 9, 2005, between Highwoods/Florida Holdings, L.P., as landlord and the Registrant, as tenant (incorporated by reference to Exhibit 10.2(b) to Form 10-K for the year ended December 31, 2005).

10.1(c)	Lease Agreement for office space at Riedman Tower, Rochester, New York, dated January 3, 2001, between Riedman Corporation, as landlord, and the Registrant, as tenant (incorporated by reference to Exhibit 10b(3) to Form 10-K for the year ended December 31, 2001), and Lease for same office space at Riedman Tower, Rochester, New York, dated December 31, 2005, between Riedman Corporation, as landlord, and a subsidiary of the Registrant, as tenant (incorporated by reference to Exhibit 10.2(c) to Form 10-K for the year ended December 31, 2005).

10.2	Indemnity Agreement dated January 1, 1979, among the Registrant, Whiting National Management, Inc., and Pennsylvania Manufacturers’ Association Insurance Company (incorporated by reference to Exhibit 10g to Registration Statement No. 33-58090 on Form S-4).

10.3	Agency Agreement dated January 1, 1979 among the Registrant, Whiting National Management, Inc., and Pennsylvania Manufacturers’ Association Insurance Company (incorporated by reference to Exhibit 10h to Registration Statement No. 33-58090 on Form S-4).

10.4(a)	Employment Agreement, dated as of July 29, 1999, between the Registrant and J. Hyatt Brown (incorporated by reference to Exhibit 10f to Form 10-K for the year ended December 31, 1999).

10.4(b)	Amendment to Employment Agreement, dated December 30, 2008, between the Registrant and J. Hyatt Brown (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 6, 2009).

10.4(c)	Employment Agreement with J. Hyatt Brown, date and effective as of July 1, 2009 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2009).

10.4(d)	Portions of Employment Agreement, dated April 28, 1993 between the Registrant and Jim W. Henderson (incorporated by reference to Exhibit 10m to Form 10-K for the year ended December 31, 1993).

10.4(e)	Employment Agreement, dated as of October 8, 1996, between the Registrant and J. Powell Brown (incorporated by reference to Exhibit 10.4(c) to Form 10-K for the year ended December 31, 2007).

10.4(f)	Employment Agreement, dated as of August 1, 1994, between the Registrant and Cory T. Walker.

10.4(g)	Employment Agreement, dated as of May 11, 1995, between the Registrant and Thomas E. Riley.

10.4(h)	Employment Agreement, dated as of March 1, 1995, between a subsidiary of the Registrant and Kenneth D. Kirk.

10.5	Registrant’s 2000 Incentive Stock Option Plan for Employees (incorporated by reference to Exhibit 4 to Registration Statement No. 333-43018 on Form S-8 filed on August 3, 2000).

10.6(a)	Registrant’s Stock Performance Plan (incorporated by reference to Exhibit 4 to Registration Statement No. 333-14925 on Form S-8 filed on October 28, 1996).

10.6(b)	Registrant’s Stock Performance Plan as amended, effective January 23, 2008 (incorporated by reference to Exhibit 10.6(b) to Form 10-K for the year ended December 31, 2007).

10.6(c)	Registrant’s Stock Performance Plan as amended, effective July 21, 2009 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2009).

10.7	International Swap Dealers Association, Inc. Master Agreement dated as of December 5, 2001 between SunTrust Bank and the Registrant and letter agreement dated December 6, 2001, regarding confirmation of interest rate transaction (incorporated by reference to Exhibit 10p to Form 10-K for the year ended December 31, 2001).

10.8	Note Purchase Agreement, dated as of July 15, 2004, among the Registrant and the listed purchasers of the 5.57% Series A Senior Notes due September 15, 2011 and 6.08% Series B Senior Notes due July 15, 2014 (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended June 30, 2004).

10.9	First Amendment to Amended and Restated Revolving and Term Loan Agreement dated and effective July 15, 2004, by and between the Registrant and SunTrust Bank (incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarter ended June 30, 2004).

10.10	Amended and Restated Revolving and Term Loan Agreement Dated as of January 3, 2001 By and Among the Registrant and SunTrust Bank (incorporated by reference to Exhibit 4a to Form 10-K for the year ended December 31, 2000).

10.11	Master Shelf and Note Purchase Agreement Dated as of December 22, 2006, by and among the Registrant and Prudential Investment Management, Inc. and certain Prudential affiliates as purchasers of the 5.66% Series C Senior Notes due December 22, 2016 (incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended December 31, 2006).

10.11(a)	Letter Amendment dated September 30, 2009, to the Master Shelf and Note Purchase Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 5, 2009.

10.12	Second Amendment to Amended and Restated Revolving and Term Loan Agreement dated as of December 22, 2006 by and between the Registrant and SunTrust Bank (incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended December 31, 2006).

10.13

Third Amendment to Amended and Restated Revolving and Term Loan Agreement dated as of January 30, 2007 by and between the Registrant and SunTrust Bank (incorporated by reference to Exhibit 10.17 to Form 10-K for the year ended December 31, 2006).

10.14	Amended and Restated Revolving Loan Agreement dated as of June 3, 2008 by and between the Registrant and SunTrust Bank (incorporated by reference to Exhibit 10.19 to Form 8-K filed June 18, 2008).

21	Subsidiaries of the Registrant.

23	Consent of Deloitte & Touche LLP.

24	Powers of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	Section 1350 Certification by the Chief Financial Officer of the Registrant.