Form 10-Q
period 2010-03-31
BROWN & BROWN INC
filed 2010-05-06
CIK 79282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares of the Registrant’s common stock, $.10 par value, outstanding as of May 3, 2010 was 142,150,278.

BROWN & BROWN, INC.

Disclosure Regarding Forward-Looking Statements

Brown & Brown, Inc., together with its subsidiaries (collectively, “we,” “Brown & Brown” or the “Company”), makes “forward-looking statements” within the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995, as amended, throughout this report and in the documents we incorporate by reference into this report. You can identify these statements by forward-looking words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “plan” and “continue” or similar words. We have based these statements on our current expectations about future events. Although we believe the expectations expressed in the forward-looking statements included in this Form 10-Q and those reports, statements, information and announcements incorporated by reference are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. Many of these factors have previously been identified in filings or statements made by us or on our behalf. Important factors which could cause our actual results to differ materially from the forward-looking statements in this report include the following items, in addition to those matters described in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

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

PART I — FINANCIAL INFORMATION

ITEM  1 — FINANCIAL STATEMENTS (UNAUDITED)

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the three months ended March 31,
(in thousands, except per share data)	2010	2009
REVENUES
Commissions and fees	$250,674	$263,964
Investment income	331	310
Other income (loss), net	1,268	(694)

Total revenues	252,273	263,580

EXPENSES
Employee compensation and benefits	122,183	127,341
Non-cash stock-based compensation	1,955	1,816
Other operating expenses	36,333	35,864
Amortization	12,553	12,385
Depreciation	3,253	3,333
Interest	3,608	3,634
Change in estimated acquisition earn-out payable	(696)	—

Total expenses	179,189	184,373

Income before income taxes	73,084	79,207

Income taxes	28,956	31,195

Net income	$44,128	$48,012

Net income per share:
Basic	$0.31	$0.34

Diluted	$0.31	$0.34

Weighted average number of shares outstanding:
Basic	137,623	136,935

Diluted	137,791	137,220

Dividends declared per share	$0.0775	$0.075

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except per share data)	March 31, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$228,805	$197,113
Restricted cash and investments	146,360	155,257
Short-term investments	8,345	8,213
Premiums, commissions and fees receivable	211,897	209,462
Deferred income taxes	—	11,791
Other current assets	30,717	31,863

Total current assets	626,124	613,699

Fixed assets, net	60,325	61,467
Goodwill	1,091,791	1,074,397
Amortizable intangible assets, net	465,290	468,862
Other assets	5,907	5,801

Total assets	$2,249,437	$2,224,226

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Premiums payable to insurance companies	$327,281	$310,296
Premium deposits and credits due customers	31,314	37,715
Accounts payable	29,353	17,431
Accrued expenses and other liabilities	61,686	96,387
Current portion of long-term debt	6,015	17,124

Total current liabilities	455,649	478,953

Long-term debt	250,030	250,209

Deferred income taxes, net	119,184	115,609

Other liabilities	19,177	9,581

Shareholders’ Equity:
Common stock, par value $0.10 per share; authorized 280,000 shares; issued and outstanding 142,128 at 2010 and 142,076 at 2009	14,213	14,208
Additional paid-in capital	270,261	267,856
Retained earnings	1,120,918	1,087,805
Accumulated other comprehensive income, net of related income tax effect of $3 at 2010 and $3 at 2009	5	5

Total shareholders’ equity	1,405,397	1,369,874

Total liabilities and shareholders’ equity	$2,249,437	$2,224,226

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31,
(in thousands)	2010	2009
Cash flows from operating activities:
Net income	$44,128	$48,012
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	12,553	12,385
Depreciation	3,253	3,333
Non-cash stock-based compensation	1,955	1,816
Change in acquisition earn-out payable	(696)	—
Deferred income taxes	15,366	17,325
Net (gain) loss on sales of investments, fixed assets, and customer accounts	(635)	1,007
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Restricted cash and investments decrease	8,897	3,910
Premiums, commissions and fees receivable (increase) decrease	(2,435)	15,504
Other assets decrease	1,677	6,029
Premiums payable to insurance companies increase	16,949	9,603
Premium deposits and credits due customers (decrease) increase	(6,401)	1,431
Accounts payable increase	11,912	12,825
Accrued expenses (decrease)	(34,764)	(41,022)
Other liabilities increase	2,032	1,002

Net cash provided by operating activities	73,791	93,160

Cash flows from investing activities:
Additions to fixed assets	(2,054)	(3,158)
Payments for businesses acquired, net of cash acquired	(17,204)	(27,970)
Proceeds from sales of fixed assets and customer accounts	241	32
Purchases of investments	(509)	(544)
Proceeds from sales of investments	383	562

Net cash used in investing activities	(19,143)	(31,078)

Cash flows from financing activities:
Payments on long-term debt	(12,396)	(4,078)
Issuances of common stock for employee stock benefit plans	455	496
Cash dividends paid	(11,015)	(10,618)

Net cash used in financing activities	(22,956)	(14,200)

Net increase in cash and cash equivalents	31,692	47,882
Cash and cash equivalents at beginning of period	197,113	78,557

Cash and cash equivalents at end of period	$228,805	$126,439

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1· Nature of Operations

Brown & Brown, Inc., a Florida corporation, and its subsidiaries (collectively, “We,” “Brown & Brown,” or the “Company”) is a diversified insurance agency, wholesale brokerage, insurance programs and services organization that markets and sells to its customers insurance products and services, primarily in the property and casualty area. Brown & Brown’s business is divided into four reportable segments: the Retail Division, which provides a broad range of insurance products and services to commercial, public and quasi-public entities, professional and individual customers; the National Programs Division, which is composed of two units — Professional Programs, which provides professional liability and related package products for certain professionals delivered through nationwide networks of independent agents, and Special Programs, which markets targeted products and services designated for specific industries, trade groups, public and quasi-public entities and market niches; the Wholesale Brokerage Division, which markets and sells excess and surplus commercial insurance and reinsurance, primarily through independent agents and brokers; and the Services Division, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside services.

NOTE 2· Basis of Financial Reporting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

NOTE 3· Net Income Per Share

Effective in 2009, the Company adopted new Financial Accounting Standards Board (“FASB”) authoritative guidance, which states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share (“EPS”) pursuant to the two-class method. The two-class method determines EPS for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. Performance stock shares granted to employees under the Company’s Performance Stock Plan are considered participating securities as they receive non-forfeitable dividend equivalents at the same rate as common stock. This new guidance was adopted via retroactive application for the quarter ended March 31, 2009, resulting in no change in either basic or diluted EPS for periods presented.

BROWN & BROWN, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Basic EPS is computed based on the weighted average number of common shares issued and outstanding during the period. Diluted EPS is computed based on the weighted average common shares issued and outstanding plus equivalent shares assuming exercise of stock options. The dilutive effect of stock options is computed by application of the treasury stock method. For the three months ended March 31, 2010 and 2009, the impact of outstanding options to purchase shares of common stock of 1,457,000 and 0 shares, respectively, were antidilutive and were excluded from the calculation of diluted net income per share. The following is a reconciliation between basic and diluted weighted average shares outstanding for the three months ended March 31:

	For the three months ended March 31,
(in thousands, except per share data)	2010	2009
Net income	$44,128	$48,012

Net income attributable to unvested awarded performance stock	(1,394)	(1,568)

Net income attributable to common shares	$42,734	$46,444

Weighted average basic number of common shares outstanding	142,112	141,558

Less unvested awarded performance stock included in weighted average basic share outstanding	(4,489)	(4,623)

Weighted average number of common shares outstanding for basic earnings per common share	137,623	136,935

Dilutive effect of stock options	168	285

Weighted average number of shares outstanding	137,791	137,220

Net income per share:
Basic	$0.31	$0.34

Diluted	$0.31	$0.34

NOTE 4· New Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance establishing two levels of U.S. GAAP — authoritative and nonauthoritative — and making the Accounting Standards Codification (“ASC”) the source of authoritative, nongovernmental U.S. GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”). This guidance, which was incorporated into ASC Topic 105 — Generally Accepted Accounting Principles, was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption changed certain disclosure references to U.S. GAAP, but did not have any other impact on the Company’s Consolidated Financial Statements.

Subsequent Events — In May 2009, the FASB issued authoritative guidance establishing general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This guidance, which was incorporated into ASC Topic 855 — Subsequent Events, was effective on a prospective basis for interim or annual periods ending after June 15, 2009, and was adopted on June 1, 2009.

Subsequent events have been evaluated through the date and time the unaudited condensed consolidated financial statements were issued on May 6, 2010. No material subsequent events have occurred since March 31, 2010 that required recognition or disclosure in our unaudited condensed consolidated financial statements.

International Accounting Standards — International Financial Reporting Standards (“IFRS”) are a set of standards and interpretations adopted by the International Accounting Standards Board. The SEC is currently considering a potential IFRS adoption process in the United States, which could, in the near term, provide domestic issuers with an alternative accounting method and which could ultimately replace U.S. GAAP reporting requirements with IFRS reporting requirements. We are currently investigating the implications should we be required to adopt IFRS in the future.

BROWN & BROWN, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

NOTE 5· Business Combinations

Acquisitions in 2010

For the three months ended March 31, 2010, Brown & Brown acquired the assets and assumed certain liabilities of five insurance intermediaries and several books of business (customer accounts). The aggregate purchase price of these acquisitions was $25,602,000, including $17,059,000 of net cash payments, the issuance of notes payable of $175,000, the assumption of $109,000 of liabilities, and $8,259,000 of recorded earn-out payables. All of these acquisitions were acquired primarily to expand Brown & Brown’s core businesses and to attract and hire high-quality individuals. Acquisition purchase prices are typically based on a multiple of average annual operating profit earned over a one- to three-year period, within a minimum and maximum price range. The recorded purchase prices for all acquisitions consummated after January 1, 2009 includes an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations will be recorded in the consolidated statement of income when incurred.

The fair value of earn-out obligations is based on the present value of the expected future payments to be made to the sellers of the acquired businesses in accordance with the provisions outlined in the respective purchase agreements. In determining fair value, the acquired business’s future performance is estimated using financial projections developed by management for the acquired business and reflects market participant assumptions regarding revenue growth and/or profitability. The expected future payments are estimated on the basis of the earn-out formula and performance targets specified in each purchase agreement compared with the associated financial projections. These payments are then discounted to present value using a risk-adjusted rate that takes into consideration the likelihood that the forecasted earn-out payments will be made.

All of these acquisitions have been accounted for as business combinations and are as follows:

(in thousands)
Name	Business Segment	2010 Date of Acquisition	Net Cash Paid	Note Payable	Recorded Earn-out Payable	Recorded Purchase Price	Maximum Potential Earn-out Payable
DiMartino Associates, Inc.	Retail	March 1	$7,047	$—	$3,402	$10,449	$5,637
Other	Various	Various	10,012	175	4,857	15,044	9,044

Total			$17,059	$175	$8,259	$25,493	$14,681

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition:

(in thousands)	DiMartino	Other	Total
Fiduciary cash	$—	$—	$—
Other current assets	—	—	—
Fixed assets	21	92	113
Goodwill	7,027	9,288	16,315
Purchased customer accounts	3,380	5,714	9,094
Noncompete agreements	21	59	80
Other assets	—	—	—

Total assets acquired	10,449	15,153	25,602

Other current liabilities	—	(109)	(109)

Total liabilities assumed	—	(109)	(109)

Net assets acquired	$10,449	$15,044	$25,493

The weighted average useful lives for the above acquired amortizable intangible assets are as follows: purchased customer accounts, 15.0 years; and noncompete agreements, 5.0 years.

Goodwill of $16,315,000, of which $8,107,000 is expected to be deductible for income tax purposes, was assigned to the Retail and Services Divisions in the amounts of $10,917,000 and $5,398,000, respectively.

BROWN & BROWN, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The results of operations for the acquisitions completed during 2010 have been combined with those of the Company since their respective acquisition dates. The total revenues and income before income taxes from the acquisitions completed through March 31, 2010 included in the Condensed Consolidated Statement of Income for the three months ended March 31, 2010 were $1,787,000 and $372,000, respectively. If the acquisitions had occurred as of the beginning of the period, the Company’s results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

(UNAUDITED)	For the three months ended March 31,
(in thousands, except per share data)	2010	2009
Total revenues	$253,808	$266,227
Income before income taxes	73,572	80,044
Net income	44,423	48,519

Net income per share:
Basic	$0.31	$0.34
Diluted	$0.31	$0.34

Weighted average number of shares outstanding:
Basic	137,623	136,935
Diluted	137,791	137,220

Acquisitions in 2009

For the three months ended March 31, 2009, Brown & Brown acquired the assets and assumed certain liabilities of two insurance intermediaries and a book of business (customer accounts). The aggregate purchase price of these acquisitions was $29,256,000, including $26,343,000 of net cash payments, the assumption of $726,000 of liabilities and $2,187,000 of recorded earn-out payables. All of these acquisitions were acquired primarily to expand Brown & Brown’s core businesses and to attract and hire high-quality individuals. Acquisition purchase prices are typically based on a multiple of average annual operating profit earned over a one- to three-year period within a minimum and maximum price range. The recorded purchase prices for all acquisitions consummated after January 1, 2009 includes an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations will be recorded in the consolidated statements of income when incurred.

The fair value of earn-out obligations is based on the present value of the expected future payments to be made to the sellers of the acquired businesses in accordance with the provisions outlined in the respective purchase agreements. In determining fair value, the acquired business’s future performance is estimated using financial projections developed by management for the acquired business and reflects market participant assumptions regarding revenue growth and/or profitability. The expected future payments are estimated on the basis of the earn-out formula and performance targets specified in each purchase agreement compared with the associated financial projections. These payments are then discounted to present value using a risk-adjusted rate that takes into consideration the likelihood that the forecasted earn-out payments will be made.

All of these acquisitions have been accounted for as business combinations and are as follows:

(in thousands)
Name	Business Segment	2009 Date of Acquisition	Net Cash Paid	Note Payable	Recorded Earn-out Payable	Recorded Purchase Price	Maximum Potential Earn-out Payable
Conner Strong Companies — Small Business Unit	Retail	January 2	$23,621	$—	$—	$23,621	$—
Other	Various	Various	2,722	—	2,187	4,909	2,187

Total			$26,343	$—	$2,187	$28,530	$2,187

BROWN & BROWN, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Goodwill of $17,194,000, all of which is expected to be deductible for income tax purposes, was assigned to the Retail and Wholesale Brokerage Divisions in the amounts of $17,101,000 and $93,000, respectively.

The results of operations for the acquisitions completed during 2009 have been combined with those of the Company since their respective acquisition dates. The total revenues and income before income taxes from acquisitions completed through March 31, 2009 included in the Condensed Consolidated Statement of Income for the three months ended March 31, 2009 were $3,005,000 and $826,000, respectively. If the acquisitions had occurred as of the beginning of each period, the Company’s results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

(UNAUDITED)	For the three months ended March 31,
(in thousands, except per share data)	2009	2008
Total revenues	$263,814	$259,632
Income before income taxes	$79,294	$85,560
Net income	$48,065	$52,357

Net income per share:
Basic	$0.34	$0.37
Diluted	$0.34	$0.37

Weighted average number of shares outstanding:
Basic	136,935	136,018
Diluted	137,220	136,641

BROWN & BROWN, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

For acquisitions consummated prior to January 1, 2009, additional consideration paid to sellers as a result of purchase price “earn-out” provisions are recorded as adjustments to intangible assets when the contingencies are settled. The net additional consideration paid by the Company in 2010 as a result of these adjustments totaled $1,079,000, all of which was allocated to goodwill. Of the $1,079,000 net additional consideration paid, $145,000 was paid in cash and $934,000 was issued in notes payable. The net additional consideration paid by the Company in 2009 as a result of these adjustments totaled $3,881,000, of which $3,851,000 was allocated to goodwill and $30,000 to noncompete agreements. Of the $3,881,000 net additional consideration paid, $1,627,000 was paid in cash and $2,254,000 was issued in notes payable. As of March 31, 2010, the maximum future contingency payments related to all acquisitions totaled $155,139,000, of which $123,134,000 relates to acquisitions consummated prior to January 1, 2009 and $32,005,000 relates to acquisitions consummated subsequent to January 1, 2009.

For acquisitions consummated after January 1, 2009, $15,486,000 was initially recorded as the estimated earn-out payable. As of March 31, 2010, the fair value of the estimated earn-out payable was re-evaluated and reduced by $837,000, which resulted in a credit to the Condensed Consolidated Statement of Income. Additionally, the interest expense accretion to the Condensed Consolidated Statement of Income for the three months ended March 31, 2010 and 2009 was $140,000 and 0, respectively. As of March 31, 2010, the estimated earn-out payable was $14,883,000, of which $1,862,000 is recorded as current liabilities and $13,021,000 is recorded as non-current liabilities.

NOTE 6· Goodwill

Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. Brown & Brown completed its most recent annual assessment as of November 30, 2009 and identified no impairment as a result of the evaluation.

The changes in goodwill for the three months ended March 31, 2010 are as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Total
Balance as of January 1, 2010	$656,108	$152,601	$256,418	$9,270	$1,074,397
Goodwill of acquired businesses	11,996	—	—	5,398	17,394
Goodwill disposed of relating to sales of businesses	—	—	—	—	—

Balance as of March 31, 2010	$668,104	$152,601	$256,418	$14,668	$1,091,791

NOTE 7· Amortizable Intangible Assets

Amortizable intangible assets at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010				December 31, 2009
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (years)
Purchased customer accounts	$756,566	$(292,781)	$463,785	14.9	$747,717	$(280,473)	$467,244	14.9
Noncompete agreements	24,801	(23,296)	1,505	7.3	24,721	(23,103)	1,618	7.3

Total	$781,367	$(316,077)	$465,290		$772,438	$(303,576)	$468,862

Amortization expense for other amortizable intangible assets for the years ending December 31, 2010, 2011, 2012, 2013 and 2014 is estimated to be $50,182,000, $48,814,000, $48,171,000, $47,271,000, and $46,085,000, respectively.

BROWN & BROWN, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

NOTE 8· Long-Term Debt

Long-term debt at March 31, 2010 and December 31, 2009 consisted of the following:

(in thousands)	2010	2009
Unsecured senior notes	$250,000	$250,000
Acquisition notes payable	6,011	17,289
Revolving credit facility	—	—
Other notes payable	34	44

Total debt	256,045	267,333
Less current portion	(6,015)	(17,124)

Long-term debt	$250,030	$250,209

In July 2004, the Company completed a private placement of $200.0 million of unsecured senior notes (the “Notes”). The $200.0 million is divided into two series: (1) Series A, which closed on September 15, 2004, for $100.0 million due in 2011 and bearing interest at 5.57% per year; and (2) Series B, which closed on July 15, 2004, for $100.0 million due in 2014 and bearing interest at 6.08% per year. Brown & Brown has used the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. As of March 31, 2010 and December 31, 2009, there was an outstanding balance of $200.0 million on the Notes.

On December 22, 2006, the Company entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). The Purchaser also purchased Notes issued by the Company in 2004. The Master Agreement provides for a $200.0 million private uncommitted “shelf” facility for the issuance of senior unsecured notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed 10 years, as the parties may determine. The Master Agreement includes various covenants, limitations and events of default similar to the Notes issued in 2004. The initial issuance of notes under the Master Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.66% per year. On February 1, 2008, $25.0 million in Series D Senior Notes due January 15, 2015, with a fixed interest rate of 5.37% per year, were issued. As of March 31, 2010 and December 31, 2009, there was an outstanding balance of $50.0 million under the Master Agreement.

On June 12, 2008, the Company entered into an Amended and Restated Revolving Loan Agreement (the “Loan Agreement”) with a national banking institution that was dated as of June 3, 2008, amending and restating the existing Revolving Loan Agreement dated September 29, 2003, as amended (the “Revolving Agreement”), in order to increase the lending commitment to $50.0 million (subject to potential increases up to $100.0 million) and to extend the maturity date from December 20, 2011 to June 3, 2013. The Revolving Agreement initially provided for a revolving credit facility in the maximum principal amount of $75.0 million. After a series of amendments that provided covenant exceptions for the Notes issued or to be issued under the Master Agreement and relaxed or deleted certain other covenants, the maximum principal amount was reduced to $20.0 million. The calculation of interest and fees is generally based on the Company’s quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization, and non-cash stock-based compensation. Interest is charged at a rate equal to 0.50% to 1.00% above the London Interbank Offering Rate (“LIBOR”) or 1.00% below the base rate, each as more fully defined in the Loan Agreement. Fees include an upfront fee, an availability fee of 0.10% to 0.20%, and a letter of credit usage fee of 0.50% to 1.00%. The Loan Agreement contains various covenants, limitations, and events of default customary for similar facilities for similar borrowers. The 90-day LIBOR was 0.29% and 0.25% as of March 31, 2010 and December 31, 2009, respectively. There were no borrowings against this facility at March 31, 2010 or December 31, 2009.

All three of these credit agreements require Brown & Brown to maintain certain financial ratios and comply with certain other covenants. Brown & Brown was in compliance with all such covenants as of March 31, 2010 and December 31, 2009.

BROWN & BROWN, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Acquisition notes payable represent debt incurred to former owners of certain insurance operations that the Company acquired. These notes and future contingent payments are payable in monthly, quarterly and annual installments through April 2011, including interest in the range from 0.0% to 6.0%.

NOTE 9· Supplemental Disclosures of Cash Flow Information and Non-Cash Financing and Investing Activities

	For the three months ended March 31,
(in thousands)	2010	2009
Cash paid during the period for:
Interest	$6,157	$6,171
Income taxes	$2,993	$5,950

Brown & Brown’s significant non-cash investing and financing activities are summarized as follows:

	For the three months ended March 31,
(in thousands)	2010	2009
Unrealized holding loss on available-for-sale securities, net of tax benefit of $8 for 2009	$—	$(14)
Notes payable issued or assumed for purchased customer accounts	$1,109	$66
Estimated acquisition earn-out payable and related changes	$8,259	$2,187
Notes receivable on the sale of fixed assets and customer accounts	$637	$(1,012)

NOTE 10· Comprehensive Income

The components of comprehensive income, net of related income tax effects, are as follows:

	For the three months ended March 31,
(in thousands)	2010	2009
Net income	$44,128	$48,012
Net unrealized holding loss on available-for-sale securities	—	(14)

Comprehensive income	$44,128	$47,998

BROWN & BROWN, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

NOTE 11· Legal and Regulatory Proceedings

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

For a more complete discussion of the foregoing matters, please see Item 3 of Part I of our Annual Report on Form 10-K filed with the SEC for our fiscal year ended December 31, 2009 and Note 13 to the Consolidated Financial Statements contained in Item 8 of Part II thereof.

BROWN & BROWN, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

NOTE 12· Segment Information

Brown & Brown’s business is divided into four reportable segments: the Retail Division, which provides a broad range of insurance products and services to commercial, public and quasi-public entities, and to professional and individual customers; the National Programs Division, which is comprised of two units - Professional Programs, which provides professional liability and related package products for certain professionals delivered through nationwide networks of independent agents, and Special Programs, which markets targeted products and services designed for specific industries, trade groups, public and quasi-public entities, and market niches; the Wholesale Brokerage Division, which markets and sells excess and surplus commercial and personal lines insurance, and reinsurance, primarily through independent agents and brokers; and the Services Division, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside services. Brown & Brown conducts all of its operations within the United States of America, except for one wholesale brokerage operation based in London, England that commenced business in March 2008. This operation earned $2.6 million and $1.0 million of total revenues for the three months ended March 31, 2010 and 2009, respectively. Additionally, this operation earned $6.6 million of total revenues for the year ended December 31, 2009.

Summarized financial information concerning Brown & Brown’s reportable segments for the three months ended March 31, 2010 and 2009 is shown in the following table. The “Other” column includes any income and expenses not allocated to reportable segments and corporate-related items, including the inter-company interest expense charge to the reporting segment.

	For the three months ended March 31, 2010
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$149,252	$54,999	$38,424	$9,010	$588	$252,273
Investment income	$60	$1	$5	$5	$260	$331
Amortization	$7,535	$2,305	$2,557	$146	$10	$12,553
Depreciation	$1,400	$764	$715	$71	$303	$3,253
Interest	$7,011	$988	$3,002	$214	$(7,607)	$3,608
Income before income taxes	$35,477	$24,761	$4,164	$1,466	$7,216	$73,084
Total assets	$1,802,467	$635,246	$632,165	$56,680	$(877,121)	$2,249,437
Capital expenditures	$784	$228	$493	$56	$493	$2,054

	For the three months ended March 31, 2009
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$158,050	$57,921	$38,981	$8,091	$537	$263,580
Investment income	$64	$1	$29	$6	$210	$310
Amortization	$7,432	$2,269	$2,559	$115	$10	$12,385
Depreciation	$1,544	$660	$716	$100	$313	$3,333
Interest	$8,523	$1,469	$3,901	$193	$(10,452)	$3,634
Income before income taxes	$38,040	$26,394	$2,989	$1,722	$10,062	$79,207
Total assets	$1,727,803	$616,140	$635,991	$45,526	$(878,144)	$2,147,316
Capital expenditures	$1,146	$1,083	$1,044	$7	$(122)	$3,158

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION UPDATES THE MD&A CONTAINED IN THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED IN 2009, AND THE TWO DISCUSSIONS SHOULD BE READ TOGETHER.

GENERAL

Brown & Brown, Inc. and its subsidiaries (collectively, “we” or the “Company”) are a diversified insurance agency, wholesale brokerage and services organization headquartered in Daytona Beach and Tampa, Florida. As an insurance intermediary, our principal sources of revenue are commissions paid by insurance companies and, to a lesser extent, fees paid directly by customers. Commission revenues generally represent a percentage of the premium paid by an insured and are materially affected by fluctuations in both premium rate levels charged by insurance companies and the insureds’ underlying “insurable exposure units,” which are units that insurance companies use to measure or express insurance exposed to risk (such as property values, sales and payroll levels), to determine what premium to charge the insured. Insurance companies establish these premium rates based upon many factors, including reinsurance rates paid by such insurance companies, none of which we control.

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

We foster a strong, decentralized sales culture with a goal of consistent, sustained growth over the long term. In 2009, our senior leadership group included nine executive officers with regional responsibility for oversight of designated operations within the Company. In July 2009, J. Powell Brown, who serves as President of Brown & Brown, Inc., succeeded his father, J. Hyatt Brown, as Chief Executive Officer. Mr. Hyatt Brown continues to serve as Chairman of the Board, and remains actively involved with acquisitions and recruitment. As previously announced, Jim W. Henderson, our Vice Chairman and Chief Operating Officer, will retire from the Company in August 2010.

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

Beginning in the first quarter of 2007 through the first quarter of 2010, we experienced negative internal revenue growth each quarter. This was due primarily to the “soft market,” and, beginning in the second half of 2008 and through the first quarter of 2010, the decline in insurable exposure units, which further reduced our commissions and fees revenues. Part of the decline in 2007 was the result of the increased governmental involvement in the Florida insurance marketplace, as described below in “Florida Insurance Overview.” One industry segment that was hit especially hard during these years was the home-building industry in southern California and, to a lesser extent in Nevada, Arizona and Florida. We have a wholesale brokerage operation that focuses on placing property and casualty insurance products for that homebuilding segment and a program operation that places errors and omissions professional liability coverages for title agents. These operations’ revenues were negatively affected by these national economic trends primarily in 2007 and 2008, but continuing into 2010.

While insurance premium rates continued to decline for most lines of coverage during 2009 and into 2010, the rate of decline appears to be slowing. Since 2008, continued declining exposure units had a greater negative impact on our commissions and fees revenues than declining insurance premium rates. Even though we do not anticipate significant additional declines in exposure units or pricing in 2010, we currently do not see any indications of improvement in these areas.

We also earn “profit-sharing contingent commissions,” which are profit-sharing commissions based primarily on underwriting results, but may also reflect considerations for volume, growth and/or retention. These commissions are primarily received in the first and second quarters of each year, based on the aforementioned considerations for the prior year(s). Over the last three years, profit-sharing contingent commissions have averaged approximately 5.9% of the previous year’s total commissions and fees revenue. Profit-sharing contingent commissions are typically included in our total commissions and fees in the Consolidated Statements of Income in the year received. The term “core commissions and fees” excludes profit-sharing contingent commissions and therefore represents the revenues earned directly from specific insurance policies sold, and specific fee-based services rendered. In recent years, five national insurance companies have replaced the loss-ratio based profit-sharing contingent commission calculation with a guaranteed fixed-based methodology, referred to as “Guaranteed Supplemental Commissions” (“GSCs”). Since these GSCs are not subject to the uncertainty of loss ratios, they are accrued throughout the year based on actual premiums written. As of December 31, 2009, we earned $15.9 million from GSCs during 2009, most of which was collected in the first quarter of 2010. For the three-month periods ended March 31, 2010 and 2009, we earned $3.0 million and $4.4 million, respectively, from GSCs.

Fee revenues relate to fees negotiated in lieu of commissions, which are recognized as services are rendered. Fee revenues are generated primarily by: (1) our Services Division, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside services, and (2) our National Programs and Wholesale Brokerage Divisions, which earn fees primarily for the issuance of insurance policies on behalf of insurance companies. These services are provided over a period of time, typically one year. Fee revenues, as a percentage of our total commissions and fees, represented 13.3% in 2009 and 13.7% in 2008.

Historically, investment income has consisted primarily of interest earnings on premiums and advance premiums collected and held in a fiduciary capacity before being remitted to insurance companies. Our policy is to invest available funds in high-quality, short-term fixed income investment securities. As a result of the bank liquidity and solvency issues in the United States in the last quarter of 2008, we moved substantial amounts of our cash into non-interest bearing checking accounts so that they would be fully insured by the Federal Depository Insurance Corporation (“FDIC”) or into money-market investment funds (a portion of which recently became FDIC-insured) of SunTrust Bank and Wells Fargo Bank, two large national banks. Investment income also includes gains and losses realized from the sale of investments.

Florida Insurance Overview

Many states have established “Residual Markets,” which are governmental or quasi-governmental insurance facilities that provide coverage to individuals and/or businesses that cannot buy insurance in the private marketplace, i.e., “insurers of last resort.” These facilities can be designed to cover any type of risk or exposure; however, the exposures most commonly subject to such facilities are automobile or high-risk property exposures. Residual Markets can also be referred to as FAIR Plans, Windstorm Pools, Joint Underwriting Associations, or may even be given names styled after the private sector, such as “Citizens Property Insurance Corporation” in Florida.

In August 2002, the Florida Legislature created “Citizens Property Insurance Corporation” (“Citizens”) to be the “insurer of last resort” in Florida. Initially, Citizens charged insurance rates that were higher than those generally prevailing in the private insurance marketplace. In each of 2004 and 2005, four major hurricanes made landfall in Florida. As a consequence of the resulting significant insurance property losses, Florida property insurance rates increased in 2006. To counter the increased property insurance rates, the State of Florida instructed Citizens to essentially reduce its property insurance rates by one-half beginning in January 2007. By state law, Citizens guaranteed these rates through January 1, 2010. As a result, Citizens became one of the most, if not the most, competitive risk-bearers for a large percentage of Florida’s commercial habitational coastal property exposures, such as condominiums, apartments, and certain assisted living facilities. Additionally, Citizens became the only insurance market for certain homeowner policies throughout Florida. Today, Citizens is one of the largest underwriters of coastal property exposures in Florida. Effective January 1, 2010, Citizens raised its insurance rates, on average, 10% for properties with values of less than $10 million, and more than 10% for properties with values in excess of $10 million. As a result, the impact of Citizens should continue to decline in 2010.

In 2007, Citizens became the principal direct competitor of the insurance companies that underwrite the condominium program administered by one of our indirect subsidiaries, Florida Intracoastal Underwriters, Limited Company (“FIU”), and the excess and surplus lines insurers represented by our wholesale brokers such as Hull & Company, Inc., another of our subsidiaries. Consequently, these operations lost significant amounts of revenue to Citizens. During 2008, 2009 and the first quarter of 2010, FIU’s revenues were relatively flat and therefore, Citizens’ impact was not as dramatic as in 2007. Citizens continued to be competitive with the excess and surplus lines insurers, and therefore negatively affected the revenues of our Florida-based wholesale brokerage operations, such as Hull & Company, Inc., from 2007 through the first quarter of 2010. However, with Citizens’ increased insurance rates effective January 1, 2010, certain excess and surplus lines insurers may be more competitive with Citizens.

Citizens’ impact on our Florida Retail Division was less severe than on our National Program and Wholesale Brokerage Divisions, because our retail offices have the ability to place business with Citizens, although at slightly lower commission rates and with greater difficulty in placing coverage.

Company Overview — First Quarter of 2010

For the thirteenth consecutive quarter, we recorded negative internal revenue growth of our commissions and fees revenues as a result of the continuing “soft market,” the competitiveness of Citizens’ rates, and the general weakness of the economy since the second half of 2008. Our total commissions and fees revenues, excluding the effect of recent acquisitions, profit-sharing contingencies and sales of books of businesses for the three months ended March 31, 2010, had a negative internal growth rate of (8.6)%, which represented $20.2 million of net lost business. Of the $20.2 million of net lost business, $8.3 million related to Proctor Financial, Inc. (“Proctor”), our subsidiary that provides lender-placed insurance for financial institutions that service mortgage loans, which was primarily the result of several of Proctor’s clients going out of business. Excluding the impact of Proctor, our negative internal growth rate for the three months ended March 31, 2010 was (5.6)%.

Employee compensation and benefits, and other operating expenses for the first quarter of 2010 decreased, on a net basis, approximately 2.9%, or $4.7 million, from the same period in 2009. However, within that net decrease were $1.8 million of new costs related to new acquisitions that were stand-alone offices. Therefore, employee compensation and benefits, and other operating expenses from those offices that existed in the same three-month periods ended March 31, 2010 and 2009 (including the new acquisitions that folded into those offices) decreased by $6.4 million. The net reductions from these offices were primarily related to a reduction in salaries and bonuses of $4.6 million, a reduction in our group health insurance cost of $1.1 million, and broad-based reductions in occupancy costs, supplies, travel and entertainment expenses and bad debt write-offs, but those other operating expense savings were partially offset by a $2.4 million increase in legal expenses, and errors and omissions reserves.

Acquisitions

Approximately 18,000 independent insurance agencies currently operate in the United States. Part of our continuing business strategy is to attract high-quality insurance agencies to join our operations. Acquisition activity slowed in 2009, in part because potential sellers were dissatisfied with reduced agency valuations that resulted from lower revenues and operating profits due to the continuing “soft market” and decreasing exposure units, and therefore opted to defer the sales of their insurance agencies. However, even though the overall acquisition environment in 2010 has not changed significantly from 2009, and we acquired operations with approximately the same amount of annualized revenues during both the first quarter of 2010 and 2009, we consummated the acquisition of five operations in the first quarter of 2010, compared with two acquisitions consummated in the first quarter of 2009.

A summary of our acquisitions for the three months ended March 31, 2010 and 2009 is as follows (in millions, except for number of acquisitions):

	Number of Acquisitions		Estimated Annual Revenues	Net Cash Paid	Notes Issued	Liabilities Assumed	Recorded Earn-out Payable	Aggregate Purchase Price
	Asset	Stock
2010	5	—	$11.8	$17.0	$0.2	$0.1	$8.3	$25.6
2009	2	—	$11.4	$26.4	$—	$0.7	$2.2	$29.3

Critical Accounting Policies

Our Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We continually evaluate our estimates, which are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for our judgments about the carrying values of our assets and liabilities, which values are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that of our significant accounting and reporting policies, the more critical policies include our accounting for revenue recognition, business acquisitions and purchase price allocations, intangible asset impairments and reserves for litigation. In particular, the accounting for these areas requires significant judgments to be made by management. Different assumptions in the application of these policies could result in material changes in our consolidated financial position or consolidated results of operations. Refer to Note 1 in the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2009 on file with the Securities and Exchange Commission (“SEC”) for details regarding our critical and significant accounting policies.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes.

Financial information relating to our Consolidated Financial Results for the three-month periods ended March 31, 2010 and 2009 is as follows (in thousands, except percentages):

	For the three months ended March 31,
	2010	2009	% Change
REVENUES
Commissions and fees	$218,438	$234,038	(6.7)%
Profit-sharing contingent commissions	32,236	29,926	7.7%
Investment income	331	310	6.8%
Other income (loss), net	1,268	(694)	—

Total revenues	252,273	263,580	(4.3)%

EXPENSES
Employee compensation and benefits	122,183	127,341	(4.1)%
Non-cash stock-based compensation	1,955	1,816	7.7%
Other operating expenses	36,333	35,864	1.3%
Amortization	12,553	12,385	1.4%
Depreciation	3,253	3,333	(2.4)%
Interest	3,608	3,634	(0.7)%
Change in estimated acquisition earn-out payable	(696)	—	—

Total expenses	179,189	184,373	(2.8)%

Income before income taxes	73,084	79,207	(7.7)%

Income taxes	28,956	31,195	(7.2)%

NET INCOME	$44,128	$48,012	(8.0)%

Net internal growth rate — core commissions and fees	(8.6)%	(2.2)%
Employee compensation and benefits ratio	48.4%	48.3%
Other operating expenses ratio	14.4%	13.6%

Capital expenditures	$2,054	$3,158
Total assets at March 31, 2010 and 2009	$2,249,437	$2,147,316

Commissions and Fees

Commissions and fees, including profit-sharing contingent commissions, for the first quarter of 2010 decreased $13.3 million, or 5.0%, from the same period in 2009. Profit-sharing contingent commissions for the first quarter of 2010 increased $2.3 million over the first quarter of 2009, to $32.2 million due primarily to a $6.1 million increase in profit-sharing contingent commissions at Proctor as a result of their revenue growth and profitability in 2009 over the 2008 levels. The increased profit-sharing contingent commissions at Proctor was partially offset by a $4.8 million reduction in profit-sharing contingent commissions in our retail and wholesale brokerage divisions that occurred primarily due to the insurance carriers’ lower profitability in 2009 as compared with 2008. Core commissions and fees are our commissions and fees, less (i) profit-sharing contingent commissions and (ii) divested business (commissions and fees generated from offices, books of business or niches sold or terminated). Core commissions and fees revenue for the first quarter of 2010 decreased $15.3 million on a net basis, of which approximately $4.9 million represented core commissions and fees from agencies acquired since the first quarter of 2009. After divested business of $0.3 million, the remaining net decrease of $20.2 million represented net lost business, which reflects a (8.6%) internal growth rate for core commissions and fees. Excluding the decline in the core commissions and fees at Proctor, our internal revenue growth rate for the first quarter of 2010 is (5.6)%, an improvement from the (8.3)% internal growth rate in the fourth quarter of 2009.

Investment Income

Investment income for the three months ended March 31, 2010 was essentially flat as compared with the same period in 2009 as a result of lower investment yields on higher average invested balances.

Other Income (Loss), net

Other income (loss) for the three months ended March 31, 2010 reflected income of $1.3 million, compared with a loss of $0.7 million in the same period in 2009. Other income consists primarily of gains and losses from the sale and disposition of assets. Although we are not in the business of selling customer accounts, we periodically will sell an office or a book of business (one or more customer accounts) that does not produce reasonable margins or demonstrate a potential for growth.

Employee Compensation and Benefits

Employee compensation and benefits for the first quarter of 2010 decreased, on a net basis, approximately 4.1%, or $5.2 million, from the same period in 2009. However, within that net decrease were $1.5 million of new compensation costs related to new acquisitions that were stand-alone offices. Therefore, employee compensation and benefits from those offices that existed in the same three-month periods ended March 31, 2010 and 2009 (including the new acquisitions that folded into those offices) decreased by $6.6 million. The employee compensation and benefit reductions from these offices were primarily related to a reduction in salaries and bonuses of $4.6 million and a reduction in our group health insurance cost of $1.1 million. Employee compensation and benefits as a percentage of total revenue increased slightly to 48.4% for the first quarter of 2010, from 48.3% for the first quarter of 2009.

Non-Cash Stock-Based Compensation

The Company grants stock options and non-vested stock awards to its employees. Compensation expense for all share-based awards is recognized in the financial statements based upon the grant-date fair value of those awards. Non-cash stock-based compensation for the three months ended March 31, 2010 increased approximately $0.1 million, or 7.7%, over the same period in 2009. For the entire year of 2010, we expect the total non-cash stock-based compensation expense to be approximately $7.8 million, as compared with the total cost of $7.4 million for the year 2009. The increased annual estimated cost primarily relates to new grants of performance stock (PSP).

Other Operating Expenses

Other operating expenses for the first quarter of 2010 increased $0.5 million, or 1.3%, over the same period in 2009, of which $0.3 million related to acquisitions that joined as stand-alone offices since April 1, 2009. The remaining net $0.2 million increase from the offices in existence in both the three-month periods ended March 31, 2010 and 2009, including the new acquisitions that “folded into” those existing offices, related primarily to a $2.4 million increase in legal expenses, and errors and omissions reserves, but was partially offset by broad-based reductions in occupancy costs, supplies, travel and entertainment expenses and bad debt write-offs.

Amortization

Amortization expense for the first quarter of 2010 increased $0.2 million, or 1.4%, over the first quarter of 2009. This increase is primarily due to the amortization of additional intangible assets as the result of acquisitions completed since April 1, 2009.

Depreciation

Depreciation expense for the first quarter of 2010 decreased $0.1 million, or 2.4%, from the first quarter of 2009. This decrease is due primarily to lower acquisition activity during 2009.

Interest Expense

Interest expense for the first quarter of 2010 decreased less than $0.1 million, or 0.7%, from the same period in 2009 as a result of a slight reduction in debt outstanding.

Change in estimated acquisition earn-out payable

For acquisitions consummated after January 1, 2009, $15.9 million was initially recorded as estimated acquisition earn-out payable. As of March 31, 2010, the fair value of the estimated acquisition earn-out payable was re-evaluated and reduced by $0.8 million, which resulted in a credit to the Condensed Consolidated Statement of Income. Additionally, the interest expense accretion to the Condensed Consolidated Statement of Income for the three months ended March 31, 2010 and 2009 was $0.1 million and 0, respectively.

RESULTS OF OPERATIONS — SEGMENT INFORMATION

As discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements, we operate four reportable segments or divisions: the Retail, National Programs, Wholesale Brokerage, and Services Divisions. On a divisional basis, increases in amortization, depreciation and interest expenses result from completed acquisitions within a given division in a particular year. Likewise, other income in each division primarily reflects net gains on sales of customer accounts and fixed assets. As such, in evaluating the operational efficiency of a division, management places emphasis on the net internal growth rate of core commissions and fees revenue, the gradual improvement of the ratio of total employee compensation and benefits to total revenues, and the gradual improvement of the ratio of other operating expenses to total revenues.

Total core commissions and fees are our total commissions and fees, less (i) profit-sharing contingent commissions (revenue derived from special revenue-sharing commissions from insurance companies based upon the volume and the growth and/or profitability of the business placed with such companies during the prior year), and (ii) divested business (commissions and fees generated from offices, books of business or niches sold by the Company or terminated).

The internal growth rates for our core commissions and fees for the three months ended March 31, 2010 and 2009, by divisional units are as follows (in thousands, except percentages):

2010	For the three months ended March 31,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
	2010	2009
Florida Retail	$37,376	$40,079	$(2,703)	(6.7)%	$14	$(2,717)	(6.8)%
National Retail	77,905	77,474	431	0.6%	2,140	(1,709)	(2.2)%
Western Retail	21,960	25,068	(3,108)	(12.4)%	926	(4,034)	(16.1)%

Total Retail(1)	137,241	142,621	(5,380)	(3.8)%	3,080	(8,460)	(5.9)%

Professional Programs	9,826	10,729	(903)	(8.4)%	—	(903)	(8.4)%
Special Programs	28,573	37,811	(9,238)	(24.4)%	552	(9,790)	(25.9)%

Total National Programs	38,399	48,540	(10,141)	(20.9)%	552	(10,693)	(22.0)%

Wholesale Brokerage	33,802	34,462	(660)	(1.9)%	419	(1,079)	(3.1)%
Services	8,996	8,085	911	11.3%	886	25	0.3%

Total Core Commissions and Fees	$218,438	$233,708	$(15,270)	(6.5)%	$4,937	$(20,207)	(8.6)%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Condensed Consolidated Statements of Income for the three months ended March 31, 2010 and 2009 is as follows (in thousands, except percentages):

	For the three months ended March 31,
	2010	2009
Total core commissions and fees	$218,438	$233,708
Profit-sharing contingent commissions	32,236	29,926
Divested business	—	330

Total commission & fees	$250,674	$263,964

(1)	The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 12 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

2009	For the three months ended March 31,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
	2009	2008
Florida Retail	$40,131	$41,227	$(1,096)	(2.7)%	$3,667	$(4,763)	(11.6)%
National Retail	77,527	70,156	7,371	10.5%	11,443	(4,072)	(5.8)%
Western Retail	25,293	21,087	4,206	19.9%	7,566	(3,360)	(15.9)%

Total Retail(1)	142,951	132,470	10,481	7.9%	22,676	(12,195)	(9.2)%

Professional Programs	10,572	10,245	327	3.2%	—	327	3.2%
Special Programs	37,968	27,800	10,168	36.6%	—	10,168	36.6%

Total National Programs	48,540	38,045	10,495	27.6%	—	10,495	27.6%

Wholesale Brokerage	34,462	36,878	(2,416)	(6.6)%	718	(3,134)	(8.5)%
Services	8,085	7,933	152	1.9%	—	152	1.9%

Total Core Commissions and Fees	$234,038	$215,326	$18,712	8.7%	$23,394	$(4,682)	(2.2)%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Condensed Consolidated Statements of Income for the three months ended March 31, 2009 and 2008 is as follows (in thousands, except percentages):

	For the three months ended March 31,
	2009	2008
Total core commissions and fees	$234,038	$215,326
Profit-sharing contingent commissions	29,926	36,347
Divested business	—	1,855

Total commission & fees	$263,964	$253,528

(1)	The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 12 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

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

Financial information relating to Brown & Brown’s Retail Division for the three-month periods ended March 31, 2010 and 2009 is as follows (in thousands, except percentages):

	For the three months ended March 31,
	2010	2009	% Change
REVENUES
Commissions and fees	$137,072	$142,681	(3.9)%
Profit-sharing contingent commissions	11,322	16,170	(30.0)%
Investment income	60	64	(6.3)%
Other income (loss), net	798	(865)	—

Total revenues	149,252	158,050	(5.6)%

EXPENSES
Employee compensation and benefits	73,657	76,580	(3.8)%
Non-cash stock-based compensation	888	1,190	(25.4)%
Other operating expenses	24,026	24,741	(2.9)%
Amortization	7,535	7,432	1.4%
Depreciation	1,400	1,544	(9.3)%
Interest	7,011	8,523	(17.7)%
Change in estimated acquisition earn-out payable	(742)	—	—

Total expenses	113,775	120,010	(5.2)%

Income before income taxes	$35,477	$38,040	(6.7)%

Net internal growth rate — core commissions and fees	(5.9)%	(9.2)%
Employee compensation and benefits ratio	49.4%	48.5%
Other operating expenses ratio	16.1%	15.7%
Capital expenditures	$784	$1,146
Total assets at March 31, 2010 and 2009	$1,802,467	$1,727,803

The Retail Division’s total revenues during the three months ended March 31, 2010 decreased 5.6%, or $8.8 million, from the same period in 2009, to $149.3 million. Profit-sharing contingent commissions for the first quarter of 2010 decreased $4.9 million, or 30.0%, from the first quarter of 2009, primarily due to increased loss ratios resulting in lower profitability for insurance companies in 2009. The $5.6 million net decrease in commissions and fees resulted from the following factors: (i) an increase of approximately $3.1 million related to the core commissions and fees from acquisitions that had no comparable revenues in the same period of 2009, (ii) a decrease of $0.3 million related to commissions and fees recorded in the first quarter of 2009 from business divested during 2010, and (iii) the remaining net decrease of $8.5 million is primarily related to net lost business. The Retail Division’s internal growth rate for core commissions and fees was (5.9)% for the first quarter of 2010, and was driven by lower insurance property rates and reduced insurable exposure units in most areas of the United States.

Income before income taxes for the three months ended March 31, 2010 decreased 6.7%, or $2.6 million, from the same period in 2009, to $35.5 million. This decrease is primarily due to net lost business and less profit-sharing contingent commissions, but partially offset by net gains on the sales of a few books of businesses.

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

Financial information relating to our National Programs Division for the three-month periods ended March 31, 2010 and 2009 is as follows (in thousands, except percentages):

	For the three months ended March 31,
	2010	2009	% Change
REVENUES
Commissions and fees	$38,399	$48,540	(20.9)%
Profit-sharing contingent commissions	16,595	9,386	76.8%
Investment income	1	1	—
Other income (loss), net	4	(6)	—

Total revenues	54,999	57,921	(5.0)%

EXPENSES
Employee compensation and benefits	19,093	19,622	(2.7)%
Non-cash stock-based compensation	202	253	(20.2)%
Other operating expenses	6,881	7,254	(5.1)%
Amortization	2,305	2,269	1.6%
Depreciation	764	660	15.8%
Interest	988	1,469	(32.7)%
Change in acquisition earn-out payable	5	—	—

Total expenses	30,238	31,527	(4.1)%

Income before income taxes	$24,761	$26,394	(6.2)%

Net internal growth rate — core commissions and fees	(22.0)%	27.6%
Employee compensation and benefits ratio	34.7%	33.9%
Other operating expenses ratio	12.5%	12.5%
Capital expenditures	$228	$1,083
Total assets at March 31, 2010 and 2009	$635,246	$616,140

Total revenues for National Programs for the three months ended March 31, 2010 decreased 5.0%, or $2.9 million, from the same period in 2009, to $55.0 million. Profit-sharing contingent commissions for the first quarter of 2010 increased $7.2 million over the first quarter of 2009, of which $6.1 million of that increase related to Proctor. Proctor’s increased profit-sharing contingent commissions were the direct result of the substantial premium growth generated by Proctor in 2009. Of the $10.1 million net decrease in commissions and fees for National Programs: (i) an increase of approximately $0.6 million related to the core commissions and fees from acquisitions that had no comparable revenues in the same period of 2009, and (ii) the remaining net decrease of $10.7 million is primarily related to net lost business. Therefore, the National Programs Division’s internal growth rate for core commissions and fees was (22.0)% for the three months ended March 31, 2010. Of the $10.7 million of net lost business, $8.3 million related to Proctor, which was primarily the result of several of Proctor’s clients going out of business, and $1.2 million related to our public entity business. It is expected that Proctor’s commissions and fees for the second quarter of 2010 will be down $6.0 million to $8.0 million from the second quarter of 2009.

Income before income taxes for the three months ended March 31, 2010 decreased 6.2%, or $1.6 million, from the same period in 2009, to $24.8 million. This decrease is primarily due to a net decrease in income before income taxes at Proctor.

Wholesale Brokerage Division

The Wholesale Brokerage Division markets and sells excess and surplus commercial and personal lines insurance and reinsurance, primarily through independent agents and brokers. Like the Retail and National Programs Divisions, the Wholesale Brokerage Division’s revenues are primarily commission-based.

Financial information relating to our Wholesale Brokerage Division for the three-month periods ended March 31, 2010 and 2009 is as follows (in thousands, except percentages):

	For the three months ended March 31,
	2010	2009	% Change
REVENUES
Commissions and fees	$33,802	$34,462	(1.9)%
Profit-sharing contingent commissions	4,319	4,370	(1.2)%
Investment income	5	29	(82.8)%
Other income, net	298	120	148.3%

Total revenues	38,424	38,981	(1.4)%

EXPENSES
Employee compensation and benefits	19,956	20,507	(2.7)%
Non-cash stock-based compensation	173	253	(31.6)%
Other operating expenses	7,843	8,056	(2.6)%
Amortization	2,557	2,559	(0.1)%
Depreciation	715	716	(0.1)%
Interest	3,002	3,901	(23.0)%
Change in acquisition earn-out payable	14	—	—

Total expenses	34,260	35,992	(4.8)%

Income before income taxes	$4,164	$2,989	39.3%

Net internal growth rate — core commissions and fees	(3.1)%	(8.5)%
Employee compensation and benefits ratio	51.9%	52.6%
Other operating expenses ratio	20.4%	20.7%
Capital expenditures	$493	$1,044
Total assets at March 31, 2010 and 2009	$632,165	$635,991

The Wholesale Brokerage Division’s total revenues for the three months ended March 31, 2010 decreased 1.4%, or $0.6 million, from the same period in 2009, to $38.4 million. Profit-sharing contingent commissions for the first quarter of 2010 decreased $0.1 million from the same quarter of 2009. Of the $0.7 million net decrease in commissions and fees: (i) an increase of approximately $0.4 million related to core commissions and fees from acquisitions that had no comparable revenues in the same period of 2009, and (ii) the remaining net decrease of $1.1 million is primarily due to net lost business. As such, the Wholesale Brokerage Division’s internal growth rate for core commissions and fees was (3.1)% for the first quarter of 2010. The bulk of the net lost business was due to lower insurance rates and reduced exposure units in most areas of the United States.

Income before income taxes for the three months ended March 31, 2010 increased 39.3%, or $1.2 million, over the same period in 2009, to $4.2 million, primarily due to a net reduction in the inter-company interest expense allocation of $0.9 million and continued improved efficiencies relating to employee compensation costs.

Services Division

The Services Division provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside services. Unlike our other segments, approximately 98.9% of the Services Division’s 2009 commissions and fees revenues are generated from fees, which are not significantly affected by fluctuations in general insurance premiums.

Financial information relating to our Services Division for the three-month periods ended March 31, 2010 and 2009 is as follows (in thousands, except percentages):

	For the three months ended March 31,
	2010	2009	% Change
REVENUES
Commissions and fees	$8,996	$8,085	11.3%
Profit-sharing contingent commissions	—	—	—
Investment income	5	6	(16.7)%
Other income, net	9	—	—

Total revenues	9,010	8,091	11.4%

EXPENSES
Employee compensation and benefits	5,397	4,767	13.2%
Non-cash stock-based compensation	22	41	(46.3)%
Other operating expenses	1,667	1,153	44.6%
Amortization	146	115	27.0%
Depreciation	71	100	(29.0)%
Interest	214	193	10.9%
Change in acquisition earn-out payable	27	—	—

Total expenses	7,544	6,369	18.4%

Income before income taxes	$1,466	$1,722	(14.9)%

Net internal growth rate — core commissions and fees	0.3%	1.9%
Employee compensation and benefits ratio	59.9%	58.9%
Other operating expenses ratio	18.5%	14.3%
Capital expenditures	$56	$7
Total assets at March 31, 2010 and 2009	$56,680	$45,526

The Services Division’s total revenues for the three months ended March 31, 2010 increased 11.4%, or $0.9 million, over the same period in 2009, to $9.0 million, which was almost exclusively due to an acquisition that had no comparable revenues in the same period of 2009. Core commissions and fees reflect an internal growth rate of 0.3% for the first quarter of 2010, primarily due to net new business at our Medicare set-aside services business, which was partially offset by reduced revenues in our comprehensive medical utilization management services.

Income before income taxes for the three months ended March 31, 2010 decreased 14.9%, or $0.3 million, from the same period in 2009 to $1.5 million, primarily due to $0.1 million of additional salaries relating to increased staffing on a new contract and $0.2 million in increased legal fees.

Other

As discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements, the “Other” column in the Segment Information table includes any income and expenses not allocated to reportable segments, and corporate-related items, including the inter-company interest expense charges to reporting segments.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents of $228.8 million at March 31, 2010 reflected an increase of $31.7 million over the $197.1 million balance at December 31, 2009. For the three-month period ended March 31, 2010, $73.8 million of cash was provided from operating activities. Also during this period, $17.2 million of cash was used for acquisitions, $2.1 million was used for additions to fixed assets, $12.4 million was used for payments on long-term debt and $11.0 million was used for payment of dividends.

Our ratio of current assets to current liabilities (the “current ratio”) was 1.37 and 1.28 at March 31, 2010 and December 31, 2009, respectively.

Contractual Cash Obligations

As of March 31, 2010, our contractual cash obligations were as follows:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$256,045	$6,015	$100,030	$100,000	$50,000
Other long-term liabilities	27,294	8,730	12,552	4,875	1,137
Operating leases	98,966	24,301	37,178	21,457	16,030
Interest obligations	50,182	14,423	20,228	13,089	2,442
Unrecognized tax benefits	694	—	694	—	—
Maximum future acquisition earn-out payments	138,518	60,090	78,428	—	—

Total contractual cash obligations	$571,699	$113,559	$249,110	$139,421	$69,609

In July 2004, we completed a private placement of $200.0 million of unsecured senior notes (the “Notes”). The $200.0 million is divided into two series: Series A, for $100.0 million due in 2011 and bearing interest at 5.57% per year; and Series B, for $100.0 million due in 2014 and bearing interest at 6.08% per year. We have used the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. As of March 31, 2010 and December 31, 2009, there was an outstanding balance of $200.0 million on the Notes.

On December 22, 2006, we entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). The Purchaser also purchased Notes issued by us in 2004. The Master Agreement provides for a $200.0 million private uncommitted “shelf” facility for the issuance of senior unsecured notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten years, as the parties may determine. The Master Agreement includes various covenants, limitations and events of default similar to the Notes issued in 2004. The initial issuance of notes under the Master Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.66% per annum. On February 1, 2008, $25.0 million in Series D Senior Notes due January 15, 2015, with a fixed interest rate of 5.37% per annum were issued. As of March 31, 2010 and December 31, 2009 there was an outstanding balance of $50.0 million under the Master Agreement.

On June 12, 2008, we entered into an Amended and Restated Revolving Loan Agreement (the “Loan Agreement”) with a national banking institution that was dated as of June 3, 2008, amending and restating the existing Revolving Loan Agreement dated September 29, 2003, as amended (the “Revolving Agreement”), in order to increase the lending commitment to $50.0 million (subject to potential increases up to $100.0 million) and to extend the maturity date from December 20, 2011 to June 3, 2013. The Revolving Agreement initially provided for a revolving credit facility in the maximum principal amount of $75.0 million. After a series of amendments that provided covenant exceptions for the Notes issued or to be issued under the Master Agreement and relaxed or deleted certain other covenants, the maximum principal amount was reduced to $20.0 million. The calculation of interest and fees is generally based on our quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization, and non-cash stock-based compensation. Interest is charged at a rate equal to 0.50% to 1.00% above the London Interbank Offering Rate (“LIBOR”) or 1.00% below the base rate, each as more fully defined in the Loan Agreement. Fees include an upfront fee, an availability fee of 0.10% to 0.20%, and a letter of credit usage fee of 0.50% to 1.00%. The Loan Agreement contains various covenants, limitations, and events of default customary for similar facilities for similar borrowers. The 90-day LIBOR was 0.29% and 0.25% as of March 31, 2010 and December 31, 2009, respectively. There were no borrowings against this facility at March 31, 2010 or December 31, 2009.

All three of these credit agreements require us to maintain certain financial ratios and comply with certain other covenants. We were in compliance with all such covenants as of March 31, 2010 and December 31, 2009.

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

Historically, much of our cash has been used for acquisitions. If additional acquisition opportunities should become available that exceed our current cash flow, we believe that given our relatively low debt-to-total-capitalization ratio, we would be able to raise additional capital through either the private or public debt markets.

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

Our invested assets are held as cash and cash equivalents, restricted cash and investments, available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit. These investments are subject to interest rate risk and equity price risk. The fair values of our cash and cash equivalents, restricted cash and investments, and certificates of deposit at March 31, 2010 and December 31, 2009 approximated their respective carrying values due to their short-term duration and therefore such market risk is not considered to be material.

We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation (the “Evaluation”) required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of March 31, 2010. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In Item 3 of Part I of the Company’s Annual Report on Form 10-K for its fiscal year ending December 31, 2009, certain information concerning certain legal proceedings and other matters was disclosed. Such information was current as of the date of filing. During the Company’s fiscal quarter ending March 31, 2010, no new legal proceedings, or material developments with respect to existing legal proceedings, occurred which require disclosure in this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

There were no material changes in the risk factors previously disclosed in Item 1A, “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 6.	EXHIBITS

The following exhibits are filed as a part of this Report:

3.1	Articles of Amendment to Articles of Incorporation (adopted April 24, 2003) (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 2003), and Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 1999).

3.2	Bylaws (incorporated by reference to Exhibit 3b to Form 10-K for the year ended December 31, 2002).

10.1	Registrant’s 2010 Stock Incentive Plan.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	Section 1350 Certification by the Chief Financial Officer of the Registrant.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN & BROWN, INC.

/S/ CORY T. WALKER
Date: May 6, 2010	Cory T. Walker Sr. Vice President, Chief Financial Officer and Treasurer (duly authorized officer, principal financial officer and principal accounting officer)