Form 10-Q
period 2010-06-30
BROWN & BROWN INC
filed 2010-08-04
CIK 79282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-13619

BROWN & BROWN, INC.

(Exact name of Registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	59-0864469 (I.R.S. Employer Identification Number)

220 South Ridgewood Avenue, Daytona Beach, FL (Address of principal executive offices)	32114 (Zip Code)

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

The number of shares of the Registrant’s common stock, $.10 par value, outstanding as of July 27, 2010 was 142,179,982.

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

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share data)	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
REVENUES
Commissions and fees	$241,053	$244,595	$491,727	$508,559
Investment income	346	460	677	770
Other income, net	2,266	1,314	3,534	620

Total revenues	243,665	246,369	495,938	509,949

EXPENSES
Employee compensation and benefits	121,372	122,625	243,555	249,966
Non-cash stock-based compensation	1,780	1,695	3,735	3,511
Other operating expenses	33,622	35,620	69,955	71,484
Amortization	12,650	12,519	25,203	24,904
Depreciation	3,129	3,299	6,382	6,632
Interest	3,632	3,632	7,240	7,266
Change in estimated acquisition earn-out payable	(533)	—	(1,229)	—

Total expenses	175,652	179,390	354,841	363,763

Income before income taxes	68,013	66,979	141,097	146,186

Income taxes	26,828	26,311	55,784	57,506

Net income	$41,185	$40,668	$85,313	$88,680

Net income per share:
Basic	$0.29	$0.29	$0.60	$0.63

Diluted	$0.29	$0.29	$0.59	$0.63

Weighted average number of shares outstanding:
Basic	137,685	136,939	137,654	136,937

Diluted	139,105	137,304	138,937	137,261

Dividends declared per share	$0.0775	$0.075	$0.155	$0.15

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except per share data)	June 30, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$293,011	$197,113
Restricted cash and investments	145,848	155,257
Short-term investments	8,135	8,213
Premiums, commissions and fees receivable	233,597	209,462
Deferred income taxes	—	11,791
Other current assets	28,670	31,863

Total current assets	709,261	613,699

Fixed assets, net	60,074	61,467
Goodwill	1,103,998	1,074,397
Amortizable intangible assets, net	457,939	468,862
Other assets	5,540	5,801

Total assets	$2,336,812	$2,224,226

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Premiums payable to insurance companies	$356,355	$310,296
Premium deposits and credits due customers	34,437	37,715
Accounts payable	24,704	17,431
Accrued expenses and other liabilities	82,820	96,387
Current portion of long-term debt	5,766	17,124

Total current liabilities	504,082	478,953

Long-term debt	250,000	250,209

Deferred income taxes, net	124,667	115,609

Other liabilities	18,969	9,581

Shareholders’ Equity:
Common stock, par value $0.10 per share; authorized 280,000 shares; issued and outstanding 142,224 at 2010 and 142,076 at 2009	14,222	14,208
Additional paid-in capital	273,781	267,856
Retained earnings	1,151,088	1,087,805
Accumulated other comprehensive income, net of related income tax effect of $2 at 2010 and $3 at 2009	3	5

Total shareholders’ equity	1,439,094	1,369,874

Total liabilities and shareholders’ equity	$2,336,812	$2,224,226

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended June 30,
(in thousands)	2010	2009

Cash flows from operating activities:
Net income	$85,313	$88,680
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	25,203	24,904
Depreciation	6,382	6,632
Non-cash stock-based compensation	3,735	3,511
Change in estimated acquisition earn-out payable	(1,229)	—
Deferred income taxes	20,850	22,670
Net (gain) loss on sales of investments, fixed assets and customer accounts	(844)	462
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Restricted cash and investments decrease (increase)	9,409	(15,371)
Premiums, commissions and fees receivable (increase) decrease	(23,042)	10,919
Other assets decrease	4,161	11,509
Premiums payable to insurance companies increase	45,486	39,686
Premium deposits and credits due customers (decrease)	(3,742)	(4,703)
Accounts payable increase	7,211	14,394
Accrued expenses (decrease)	(13,678)	(18,315)
Other liabilities increase	1,516	9

Net cash provided by operating activities	166,731	184,987

Cash flows from investing activities:
Additions to fixed assets	(4,964)	(6,262)
Payments for businesses acquired, net of cash acquired	(33,973)	(38,773)
Proceeds from sales of fixed assets and customer accounts	626	634
Purchases of investments	(2,638)	(4,247)
Proceeds from sales of investments	2,719	4,098

Net cash used in investing activities	(38,230)	(44,550)

Cash flows from financing activities:
Payments on long-term debt	(12,777)	(8,266)
Borrowings on revolving credit facility	—	7,580
Payments on revolving credit facility	—	(7,580)
Income tax benefit from the issuance of common stock	169	—
Issuances of common stock for employee stock benefit plans	2,035	501
Cash dividends paid	(22,030)	(21,235)

Net cash used in by financing activities	(32,603)	(29,000)

Net increase in cash and cash equivalents	95,898	111,437
Cash and cash equivalents at beginning of period	197,113	78,557

Cash and cash equivalents at end of period	$293,011	$189,994

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1· Nature of Operations

Brown & Brown, Inc., a Florida corporation, together with its subsidiaries (collectively, “we,” “Brown & Brown,” or the “Company”) is a diversified insurance agency, wholesale brokerage, insurance programs and services organization that markets and sells to its customers insurance products and services, primarily in the property and casualty area. Brown & Brown’s business is divided into four reportable segments: the Retail Division, which provides a broad range of insurance products and services to commercial, public and quasi-public entities, professional and individual customers; the National Programs Division, which is composed of two units — Professional Programs, which provides professional liability and related package products for certain professionals delivered through nationwide networks of independent agents, and Special Programs, which markets targeted products and services designated for specific industries, trade groups, public and quasi-public entities and market niches; the Wholesale Brokerage Division, which markets and sells excess and surplus commercial insurance and reinsurance, primarily through independent agents and brokers; and the Services Division, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside services.

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

Results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

NOTE 3· Net Income Per Share

Effective in 2009, the Company adopted new Financial Accounting Standards Board (“FASB”) authoritative guidance, which states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share (“EPS”) pursuant to the two-class method. The two-class method determines EPS for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. Performance stock shares granted to employees under the Company’s Performance Stock Plan are considered participating securities as they receive non-forfeitable dividend equivalents at the same rate as common stock. This new guidance was adopted retroactively for the quarter ended March 31, 2009, resulting in no change in either basic or diluted EPS for periods presented.

Basic EPS is computed based on the weighted average number of common shares (including participating securities) issued and outstanding during the period. Diluted EPS is computed based on the weighted average of common shares issued and outstanding, plus equivalent shares assuming the exercise of stock options. The dilutive effect of stock options is computed by application of the treasury stock method. For the three and six months ended June 30, 2010, the impact of outstanding options to purchase shares of common stock of 12,000 and 1,457,000 shares, respectively, were antidilutive and were excluded from the calculation of diluted net income per share. The following is a reconciliation between basic and diluted weighted average shares outstanding for the three and six months ended June 30, 2010 and 2009:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share data)	2010	2009	2010	2009

Net income	$41,185	$40,668	$85,313	$88,680

Net income attributable to unvested awarded performance stock	(1,295)	(1,317)	(2,688)	(2,884)

Net income attributable to common shares	$39,890	$39,351	$82,625	$85,796

Weighted average basic number of common shares outstanding	142,154	141,523	142,133	141,540

Less unvested awarded performance stock included in weighted average basic share outstanding	(4,469)	(4,584)	(4,479)	(4,603)

Weighted average number of common shares outstanding for basic earnings per common share	137,685	136,939	137,654	136,937

Dilutive effect of stock options	1,420	365	1,283	324

Weighted average number of shares outstanding	139,105	137,304	138,937	137,261

Net income per share:
Basic	$0.29	$0.29	$0.60	$0.63

Diluted	$0.29	$0.29	$0.59	$0.63

NOTE 4· New Accounting Pronouncements

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

Subsequent events have been evaluated through the date and time the unaudited condensed consolidated financial statements were issued. No material subsequent events have occurred since June 30, 2010 that required recognition or disclosure in our unaudited condensed consolidated financial statements.

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

NOTE 5· Business Combinations

Acquisitions in 2010

For the six months ended June 30, 2010, Brown & Brown acquired the assets and assumed certain liabilities of ten insurance intermediaries and several books of business (customer accounts). The aggregate purchase price of these acquisitions was $43,749,000, including $33,262,000 of net cash payments, the issuance of notes payable of $175,000, the assumption of $1,211,000 of liabilities, and $9,101,000 of recorded earn-out payables. All of these acquisitions were acquired primarily to expand Brown & Brown’s core businesses and to attract and hire high-quality individuals. Acquisition purchase prices are typically based on a multiple of average annual operating profit earned over a one- to three-year period, within a minimum and maximum price range. The recorded purchase prices for all acquisitions consummated after January 1, 2009 include an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations will be recorded in the consolidated statement of income when incurred.

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

All of these acquisitions have been accounted for as business combinations and are as follows:

(in thousands)
Name	Business Segment	2010 Date of Acquisition	Net Cash Paid	Note Payable	Recorded Earn-out Payable	Recorded Purchase Price	Maximum Potential Earn-out Payable
DiMartino Associates, Inc.	Retail	March 1	$7,047	$—	$3,402	$10,449	$5,637
Stone Insurance Agencies, et al.	Retail	May 1	15,826	—	124	15,950	3,000
Other	Various	Various	10,389	175	5,575	16,139	10,429

Total			$33,262	$175	$9,101	$42,538	$19,066

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition:

(in thousands)	DiMartino	Stone	Other	Total
Fiduciary cash	$—	$—	$—	$—
Other current assets	137	516	439	1,092
Fixed assets	21	70	98	189
Goodwill	6,890	11,128	9,838	27,856
Purchased customer accounts	3,380	5,172	5,895	14,447
Noncompete agreements	21	74	70	165
Other assets	—	—	—	—

Total assets acquired	10,449	16,960	16,340	43,749

Other current liabilities	—	(1,011)	(200)	(1,211)

Total liabilities assumed	—	(1,011)	(200)	(1,211)

Net assets acquired	$10,449	$15,949	$16,140	$42,538

The weighted average useful lives for the above acquired amortizable intangible assets are as follows: purchased customer accounts, 15.0 years; and noncompete agreements, 5.0 years.

Goodwill of $27,856,000, of which $18,806,000 is expected to be deductible for income tax purposes, was assigned to the Retail and Services Divisions in the amounts of $22,458,000 and $5,398,000, respectively.

The results of operations for the acquisitions completed during 2010 have been combined with those of the Company since their respective acquisition dates. The total revenues and income before income taxes from the acquisitions completed through June 30, 2010 included in the Condensed Consolidated Statement of Income for the three months ended June 30, 2010 were $4,561,000 and $539,000, respectively. The total revenues and income before income taxes from the acquisitions completed through June 30, 2010 included in the Condensed Consolidated Statement of Income for the six months ended June 30, 2010 were $6,348,000 and $911,000, respectively. If the acquisitions had occurred as of the beginning of the period, the Company’s results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

(UNAUDITED)	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share data)	2010	2009	2010	2009
Total revenues	$244,250	$251,915	$500,743	$520,953
Income before income taxes	68,203	68,741	142,671	149,698
Net income	41,300	41,738	86,265	90,811

Net income per share:
Basic	$0.29	$0.29	$0.61	$0.64
Diluted	$0.29	$0.29	$0.60	$0.64

Weighted average number of shares outstanding:
Basic	137,685	136,939	137,654	136,937
Diluted	139,105	137,304	138,937	137,261

Acquisitions in 2009

For the six months ended June 30, 2009, Brown & Brown acquired the assets and assumed certain liabilities of six insurance intermediaries and a book of business (customer accounts). The aggregate purchase price of these acquisitions was $41,415,000, including $36,285,000 of net cash payments, the assumption of $1,323,000 of liabilities and $3,807,000 of recorded earn-out payables. All of these acquisitions were acquired primarily to expand Brown & Brown’s core businesses and to attract and hire high-quality individuals. Acquisition purchase prices are typically based on a multiple of average annual operating profit earned over a one- to three-year period within a minimum and maximum price range. The recorded purchase prices for all acquisitions consummated after January 1, 2009 includes an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations will be recorded in the consolidated statements of income when incurred.

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

Goodwill of $22,124,000, of which $19,702,000 is expected to be deductible for income tax purposes, was assigned to the Retail, National Programs and Wholesale Brokerage Divisions in the amounts of $18,112,000, $3,919,000 and $93,000, respectively.

The results of operations for the acquisitions completed during 2009 have been combined with those of the Company since their respective acquisition dates. The total revenues and income before income taxes from acquisitions completed through June 30, 2009 included in the Condensed Consolidated Statement of Income for the three months ended June 30, 2009 were $3,359,000 and ($67,000), respectively. The total revenues and income before income taxes from acquisitions completed through June 30, 2009 included in the Condensed Consolidated Statement of Income for the six months ended June 30, 2009 were $6,364,000 and $759,000, respectively. If the acquisitions had occurred as of the beginning of each period, the Company’s results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

(UNAUDITED)	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share data)	2009	2008	2009	2008

Total revenues	$246,723	$245,956	$512,685	$507,766
Income before income taxes	67,097	68,046	147,139	154,348
Net income	40,740	41,279	89,258	94,090

Net income per share:
Basic	$0.29	$0.29	$0.63	$0.67
Diluted	$0.29	$0.29	$0.63	$0.67

Weighted average number of shares outstanding:
Basic	136,939	136,041	136,937	136,030
Diluted	137,304	136,584	137,261	136,646

For acquisitions consummated prior to January 1, 2009, additional consideration paid to sellers as a result of purchase price “earn-out” provisions are recorded as adjustments to intangible assets when the contingencies are settled. The net additional consideration paid by the Company in 2010 as a result of these adjustments totaled $1,745,000, all of which was allocated to goodwill. Of the $1,745,000 net additional consideration paid, $710,000 was paid in cash and $1,035,000 was issued in notes payable. The net additional consideration paid by the Company in 2009 as a result of these adjustments totaled $5,280,000, of which $5,224,000 was allocated to goodwill, $31,000 to noncompete agreements and $25,000 to purchased customer accounts. Of the $5,280,000 net additional consideration paid, $2,488,000 was paid in cash and $2,792,000 was issued in notes payable.

As of June 30, 2010, the maximum future contingency payments related to all acquisitions totaled $126,384,000, of which $90,673,000 relates to acquisitions consummated prior to January 1, 2009 and $35,711,000 relates to acquisitions consummated subsequent to January 1, 2009.

For acquisitions consummated after January 1, 2009, $16,327,000 was initially recorded as the estimated earn-out payable. As of June 30, 2010, the fair value of the estimated earn-out payable was re-evaluated and reduced by $1,556,000, which resulted in a credit to the Condensed Consolidated Statement of Income. Additionally, the interest expense accretion to the Condensed Consolidated Statement of Income for the three months ended June 30, 2010 and 2009 was $187,000 and $43,000, respectively. The interest expense accretion to the Condensed Consolidated Statement of Income for the six months ended June 30, 2010 and 2009 was $327,000 and $43,000, respectively. As of June 30, 2010, the estimated earn-out payable was $15,141,000, of which $2,170,000 is recorded as current liabilities and $12,971,000 is recorded as non-current liabilities.

NOTE 6· Goodwill

Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. Brown & Brown completed its most recent annual assessment as of November 30, 2009 and identified no impairment as a result of the evaluation.

The changes in goodwill for the six months ended June 30, 2010 are as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Total
Balance as of January 1, 2010	$656,108	$152,601	$256,418	$9,270	$1,074,397
Goodwill of acquired businesses	24,203	—	—	5,398	29,601
Goodwill disposed of relating to sales of businesses	—	—	—	—	—

Balance as of June 30, 2010	$680,311	$152,601	$256,418	$14,668	$1,103,998

NOTE 7· Amortizable Intangible Assets

Amortizable intangible assets at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010				December 31, 2009
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (years)
Purchased customer accounts	$761,731	$(305,209)	$456,522	14.9	$747,717	$(280,473)	$467,244	14.9
Noncompete agreements	24,886	(23,469)	1,417	7.3	24,721	(23,103)	1,618	7.3

Total	$786,617	$(328,678)	$457,939		$772,438	$(303,576)	$468,862

Amortization expense for other amortizable intangible assets for the years ending December 31, 2010, 2011, 2012, 2013 and 2014 is estimated to be $50,423,000, $49,174,000, $48,532,000, $47,632,000, and $46,446,000, respectively.

NOTE 8· Long-Term Debt

Long-term debt at June 30, 2010 and December 31, 2009 consisted of the following:

(in thousands)	2010	2009
Unsecured senior notes	$250,000	$250,000
Acquisition notes payable	5,744	17,289
Revolving credit facility	—	—
Other notes payable	22	44

Total debt	255,766	267,333
Less current portion	(5,766)	(17,124)

Long-term debt	$250,000	$250,209

In July 2004, the Company completed a private placement of $200.0 million of unsecured senior notes (the “Notes”). The $200.0 million is divided into two series: (1) Series A, which closed on September 15, 2004, for $100.0 million due in 2011 and bearing interest at 5.57% per year; and (2) Series B, which closed on July 15, 2004, for $100.0 million due in 2014 and bearing interest at 6.08% per year. Brown & Brown has used the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. As of June 30, 2010 and December 31, 2009, there was an outstanding balance of $200.0 million on the Notes.

On December 22, 2006, the Company entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). The Purchaser also purchased Notes issued by the Company in 2004. The Master Agreement provides for a $200.0 million private uncommitted “shelf” facility for the issuance of senior unsecured notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten years, as the parties may determine. The Master Agreement includes various covenants, limitations and events of default similar to the Notes issued in 2004. The initial issuance of notes under the Master Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.66% per year. On February 1, 2008, $25.0 million in Series D Senior Notes due January 15, 2015, with a fixed interest rate of 5.37% per year, were issued. As of June 30, 2010 and December 31, 2009, there was an outstanding balance of $50.0 million under the Master Agreement.

On June 12, 2008, the Company entered into an Amended and Restated Revolving Loan Agreement (the “Loan Agreement”) with a national banking institution that was dated as of June 3, 2008, amending and restating the existing Revolving Loan Agreement dated September 29, 2003, as amended (the “Revolving Agreement”), in order to increase the lending commitment to $50.0 million (subject to potential increases up to $100.0 million) and to extend the maturity date from December 20, 2011 to June 3, 2013. The Revolving Agreement initially provided for a revolving credit facility in the maximum principal amount of $75.0 million. After a series of amendments that provided covenant exceptions for the Notes issued or to be issued under the Master Agreement and relaxed or deleted certain other covenants, the maximum principal amount was reduced to $20.0 million. The calculation of interest and fees is generally based on the Company’s quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization, and non-cash stock-based compensation. Interest is charged at a rate equal to 0.50% to 1.00% above the London Interbank Offering Rate (“LIBOR”) or 1.00% below the base rate, each as more fully defined in the Loan Agreement. Fees include an upfront fee, an availability fee of 0.10% to 0.20%, and a letter of credit usage fee of 0.50% to 1.00%. The Loan Agreement contains various covenants, limitations, and events of default customary for similar facilities for similar borrowers. The 90-day LIBOR was 0.53% and 0.25% as of June 30, 2010 and December 31, 2009, respectively. There were no borrowings against this facility at June 30, 2010 or December 31, 2009.

All three of these credit agreements require Brown & Brown to maintain certain financial ratios and comply with certain other covenants. Brown & Brown was in compliance with all such covenants as of June 30, 2010 and December 31, 2009.

Acquisition notes payable represent debt incurred to sellers of certain insurance operations that the Company acquired. These notes and future contingent payments are payable in monthly, quarterly and annual installments through April 2011, including interest in the range from 0.0% to 6.0%.

NOTE 9· Supplemental Disclosures of Cash Flow Information and Non-Cash Financing and Investing Activities

	For the six months ended June 30,
(in thousands)	2010	2009
Cash paid during the period for:
Interest	$7,221	$7,323
Income taxes	$31,425	$24,226

Brown & Brown’s significant non-cash investing and financing activities are summarized as follows:

	For the six months ended June 30,
(in thousands)	2010	2009
Unrealized holding loss on available-for-sale securities, net of tax benefit of $1 for 2010 and $7 for 2009	$(2)	$(13)
Notes payable issued or assumed for purchased customer accounts	$10,311	$6,599
Estimated acquisition earn-out payable and related changes	$9,101	$3,807
Notes receivable on the sale of fixed assets and customer accounts	$707	$(981)

NOTE 10· Comprehensive Income

The components of comprehensive income, net of related income tax effects, are as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2010	2009	2010	2009
Net income	$41,185	$40,668	$85,313	$88,680
Net unrealized holding (gain) loss on available-for-sale securities	(2)	1	(2)	(13)

Comprehensive income	$41,183	$40,669	$85,311	$88,667

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

Although the ultimate outcome of such matters cannot be ascertained and liabilities in indeterminate amounts may be imposed on Brown & Brown, Inc. or its subsidiaries, on the basis of present information, availability of insurance and legal advice, it is the opinion of management that the disposition or ultimate determination of such claims will not have a material adverse effect on the Company’s consolidated financial position. However, as (i) one or more of the Company’s insurance companies could take the position that portions of these claims are not covered by the Company’s insurance, (ii) to the extent that payments are made to resolve claims and lawsuits, applicable insurance policy limits are eroded, and (iii) the claims and lawsuits relating to these matters are continuing to develop, it is possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by unfavorable resolutions of these matters.

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

Governmental agencies such as departments of insurance and offices of attorneys general, in a number of states have looked or are looking into issues related to compensation practices in the insurance industry, and the Company continues to respond to written and oral requests for information and/or subpoenas seeking information related to this topic. The Company is currently in litigation commenced by the Company against the State Attorney General’s Office in Connecticut in an effort to protect the confidentiality of information sought by, or produced in response to, a subpoena. In addition, agencies in Arizona, Virginia, Washington and Florida have concluded their respective investigations of subsidiaries of Brown & Brown, Inc. based in those states.

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

NOTE 12· Segment Information

Brown & Brown’s business is divided into four reportable segments: the Retail Division, which provides a broad range of insurance products and services to commercial, public and quasi-public entities, and professional and individual customers; the National Programs Division, which is comprised of two units - Professional Programs, which provides professional liability and related package products for certain professionals delivered through nationwide networks of independent agents, and Special Programs, which markets targeted products and services designed for specific industries, trade groups, public and quasi-public entities, and market niches; the Wholesale Brokerage Division, which markets and sells excess and surplus commercial and personal lines insurance, and reinsurance, primarily through independent agents and brokers; and the Services Division, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside services.

Brown & Brown conducts all of its operations within the United States of America, except for one wholesale brokerage operation based in London, England that commenced business in March 2008. This operation earned $3.3 million and $2.1 million of total revenues for the three months ended June 30, 2010 and 2009, respectively. This operation earned $5.9 million and $3.1 million of total revenues for the six months ended June 30, 2010 and 2009, respectively. Additionally, this operation earned $6.6 million of total revenues for the year ended December 31, 2009.

Summarized financial information concerning Brown & Brown’s reportable segments for the six months ended June 30, 2010 and 2009 is shown in the following table. The “Other” column includes any income and expenses not allocated to reportable segments and corporate-related items, including the inter-company interest expense charge to the reporting segment.

	For the six months ended June 30, 2010
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$296,431	$93,303	$84,973	$18,791	$2,440	$495,938
Investment income	$117	$1	$11	$9	$539	$677
Amortization	$15,158	$4,608	$5,111	$307	$19	$25,203
Depreciation	$2,734	$1,509	$1,391	$146	$602	$6,382
Interest	$13,687	$1,832	$5,678	$432	$(14,389)	$7,240
Income before income taxes	$69,937	$36,840	$15,672	$3,423	$15,225	$141,097
Total assets	$1,835,552	$638,560	$681,610	$56,924	$(875,834)	$2,336,812
Capital expenditures	$1,750	$1,532	$954	$211	$517	$4,964

	For the six months ended June 30, 2009
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$307,163	$101,313	$83,441	$16,355	$1,677	$509,949
Investment income	$152	$2	$47	$12	$557	$770
Amortization	$14,975	$4,562	$5,117	$231	$19	$24,904
Depreciation	$3,061	$1,324	$1,436	$188	$623	$6,632
Interest	$16,511	$2,861	$7,449	$359	$(19,914)	$7,266
Income before income taxes	$69,893	$41,678	$11,568	$3,625	$19,422	$146,186
Total assets	$1,739,230	$644,934	$654,210	$45,582	$(853,744)	$2,230,212
Capital expenditures	$2,101	$2,193	$1,884	$87	$(3)	$6,262

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION UPDATES THE MD&A CONTAINED IN THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED IN 2009, AND THE TWO DISCUSSIONS SHOULD BE READ TOGETHER.

GENERAL

Brown & Brown, Inc. together with its subsidiaries (collectively, “we” or the “Company”) is a diversified insurance agency, wholesale brokerage and services organization headquartered in Daytona Beach and Tampa, Florida. As an insurance intermediary, our principal sources of revenue are commissions paid by insurance companies and, to a lesser extent, fees paid directly by customers. Commission revenues generally represent a percentage of the premium paid by an insured and are materially affected by fluctuations in both premium rate levels charged by insurance companies and the insureds’ underlying “insurable exposure units,” which are units that insurance companies use to measure or express insurance exposed to risk (such as property values, sales and payroll levels), to determine what premium to charge the insured. Insurance companies establish these premium rates based upon many factors, including reinsurance rates paid by such insurance companies, none of which we control.

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

We foster a strong, decentralized sales culture with a goal of consistent, sustained growth over the long term. Currently, our senior leadership group includes nine executive officers with regional responsibility for oversight of designated operations within the Company. In July 2009, J. Powell Brown, who serves as President of Brown & Brown, Inc., succeeded his father, J. Hyatt Brown, as Chief Executive Officer. Mr. Hyatt Brown continues to serve as Chairman of the Board, and remains actively involved with acquisitions and recruitment. As previously announced, Jim W. Henderson, our Vice Chairman and Chief Operating Officer, has retired from the Company effective as of August 1, 2010.

We increased revenues every year from 1993 to 2008. However, in 2009, our revenues declined from the prior year to $967.9 million. Our revenue growth from 1993 to 2009 reflects a compound annual growth rate of 15.6%. In the same period, we increased net income from $8.0 million in 1993 to $153.3 million in 2009, a compound annual growth rate of 20.3%.

The past three years have posed significant challenges for us and for our industry in the form of a prevailing decline in insurance premium rates, commonly referred to as a “soft market”; increased significant governmental involvement in the Florida insurance marketplace since 2007, resulting in a substantial loss of revenues for us; and, beginning in the second half of 2008 and throughout 2009, increased pressure on the values of insurable exposure units as the consequence of the general weakening of the economy in the United States.

Beginning in the first quarter of 2007 through the second quarter of 2010, we experienced negative internal revenue growth each quarter. This was due primarily to the “soft market,” and, beginning in the second half of 2008 and through the second quarter of 2010, the decline in insurable exposure units, which further reduced our commissions and fees revenues. Part of the decline in 2007 was the result of the increased governmental involvement in the Florida insurance marketplace, as described below in “Florida Insurance Overview.” One industry segment that was hit especially hard during these years was the home-building industry in southern California and, to a lesser extent in Nevada, Arizona and Florida. We have a wholesale brokerage operation that focuses on placing property and casualty insurance products for that homebuilding segment and a program operation that places errors and omissions professional liability coverages for title agents. These operations’ revenues were negatively affected by these national economic trends primarily in 2007 and 2008, but continuing through the second quarter of 2010.

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

We also earn “profit-sharing contingent commissions,” which are profit-sharing commissions based primarily on underwriting results, but may also reflect considerations for volume, growth and/or retention. These commissions are primarily received in the first and second quarters of each year, based on the aforementioned considerations for the prior year(s). Over the last three years, profit-sharing contingent commissions have averaged approximately 5.9% of the previous year’s total commissions and fees revenue. Profit-sharing contingent commissions are typically included in our total commissions and fees in the Consolidated Statements of Income in the year received. The term “core commissions and fees” excludes profit-sharing contingent commissions and therefore represents the revenues earned directly from specific insurance policies sold, and specific fee-based services rendered. In recent years, five national insurance companies have replaced the loss-ratio based profit-sharing contingent commission calculation with a guaranteed fixed-based methodology, referred to as “Guaranteed Supplemental Commissions” (“GSCs”). Since these GSCs are not subject to the uncertainty of loss ratios, they are accrued throughout the year based on actual premiums written. As of December 31, 2009, we earned $15.9 million from GSCs during 2009, most of which was collected in the first quarter of 2010. For the six-month periods ended June 30, 2010 and 2009, we earned $6.7 million and $8.4 million, respectively, from GSCs.

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

In 2007, Citizens became the principal direct competitor of the insurance companies that underwrite the condominium program administered by one of our indirect subsidiaries, Florida Intracoastal Underwriters, Limited Company (“FIU”), and the excess and surplus lines insurers represented by our wholesale brokers such as Hull & Company, Inc., another of our subsidiaries. Consequently, these operations lost significant amounts of revenue to Citizens. During 2008, 2009 and the first six months of 2010, FIU’s revenues were relatively flat and therefore, Citizens’ impact was not as dramatic as in 2007. Citizens continued to be competitive with the excess and surplus lines insurers, and therefore negatively affected the revenues of our Florida-based wholesale brokerage operations, such as Hull & Company, Inc., from 2007 through the first six months of 2010. However, with Citizens’ increased insurance rates effective January 1, 2010, certain excess and surplus lines insurers may be more competitive with Citizens.

Citizens’ impact on our Florida Retail Division was less severe than on our National Program and Wholesale Brokerage Divisions, because our retail offices have the ability to place business with Citizens, although at slightly lower commission rates and with greater difficulty in placing coverage.

Company Overview — Second Quarter of 2010

For fourteen consecutive quarters, we have recorded negative internal revenue growth of our core commissions and fees revenues as a result of the continuing “soft market,” the competitiveness of Citizens’ rates, and the general weakness of the economy since the second half of 2008. Our total core commissions and fees revenues, excluding the effect of recent acquisitions, profit-sharing contingencies and sales of books of businesses for the three months ended June 30, 2010, had a negative internal growth rate of (4.0)%, which represented $9.4 million of net lost business. Of the $9.4 million of net lost business, $2.6 million related to Proctor Financial, Inc. (“Proctor”), our subsidiary that provides lender-placed insurance for financial institutions that service mortgage loans, which was primarily the result of several of Proctor’s clients going out of business. Excluding the impact of Proctor, our negative internal growth rate for the three months ended June 30, 2010 was (3.0)%.

Employee compensation and benefits, and other operating expenses for the second quarter of 2010 decreased, on a net basis, approximately 2.1%, or $3.3 million, from the same period in 2009. However, within that net decrease were $2.0 million of new costs related to new acquisitions that were stand-alone offices. Therefore, employee compensation and benefits, and other operating expenses from those offices that existed in the same three-month periods ended June 30, 2010 and 2009 (including the new acquisitions that folded into those offices) decreased by $5.3 million. The net reductions from these offices were primarily related to a reduction in salaries and bonuses of $2.8 million, a reduction in our group health insurance cost of $0.3 million, and broad-based reductions in occupancy costs, supplies, insurance expenses and bad debt write-offs.

Acquisitions

Approximately 18,000 independent insurance agencies currently operate in the United States. Part of our continuing business strategy is to attract high-quality insurance agencies to join our operations. Acquisition activity slowed in 2009, in part because potential sellers were dissatisfied with reduced agency valuations that resulted from lower revenues and operating profits due to the continuing “soft market” and decreasing exposure units. These potential sellers therefore opted to defer the sales of their insurance agencies. However, even though the overall acquisition environment in 2010 has not changed significantly from 2009, and we acquired operations with approximately the same amount of annualized revenues during both the first six months of 2010 and 2009, we consummated the acquisition of ten operations in the first six months of 2010, compared with six acquisitions consummated in the first six months of 2009. A summary of our acquisitions for the six months ended June 30, 2010 and 2009 is as follows (in millions, except for number of acquisitions):

	Number of Acquisitions		Estimated Annual Revenues	Net Cash Paid	Notes Issued	Liabilities Assumed	Recorded Earn-out Payable	Aggregate Purchase Price
For the Six Months ended June 30:	Asset	Stock
2010	10	—	$19.5	$33.2	$0.2	$1.2	$9.1	$43.7
2009	6	—	$17.8	$36.3	$—	$1.3	$3.8	$41.4

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes.

Financial information relating to our Consolidated Financial Results for the three and six months ended June 30, 2010 and 2009 is as follows (in thousands, except percentages):

	For the three months ended June 30,			For the six months ended June 30,
	2010	2009	% Change	2010	2009	% Change
REVENUES
Commissions and fees	$234,609	$237,789	(1.3)%	$453,047	$471,827	(4.0)%
Profit-sharing contingent commissions	6,444	6,806	(5.3)%	38,680	36,732	5.3%
Investment income	346	460	(24.8)%	677	770	(12.1)%
Other income, net	2,266	1,314	72.5%	3,534	620	470.0%

Total revenues	243,665	246,369	(1.1)%	495,938	509,949	(2.7)%

EXPENSES
Employee compensation and benefits	121,372	122,625	(1.0)%	243,555	249,966	(2.6)%
Non-cash stock-based compensation	1,780	1,695	5.0%	3,735	3,511	6.4%
Other operating expenses	33,622	35,620	(5.6)%	69,955	71,484	(2.1)%
Amortization	12,650	12,519	1.0%	25,203	24,904	1.2%
Depreciation	3,129	3,299	(5.2)%	6,382	6,632	(3.8)%
Interest	3,632	3,632	0.0%	7,240	7,266	(0.4)%
Change in estimated acquisition earn-out payable	(533)	—	—%	(1,229)	—	—%

Total expenses	175,652	179,390	(2.1)%	354,841	363,763	(2.5)%

Income before income taxes	68,013	66,979	1.5%	141,097	146,186	(3.5)%

Income taxes	26,828	26,311	2.0%	55,784	57,506	(3.0)%

NET INCOME	$41,185	$40,668	1.3%	$85,313	$88,680	(3.8)%

Net internal growth rate – core commissions and fees	(4.0)%	(4.7)%		(6.3)%	(3.5)%
Employee compensation and benefits ratio	49.8%	49.8%		49.1%	49.0%
Other operating expenses ratio	13.8%	14.5%		14.1%	14.0%

Capital expenditures	$2,910	$3,104		$4,964	$6,262
Total assets at June 30, 2010 and 2009				$2,336,812	$2,230,212

Commissions and Fees

Commissions and fees, including profit-sharing contingent commissions, for the second quarter of 2010 decreased $3.5 million, or 1.4%, from the same period in 2009. Profit-sharing contingent commissions for the second quarter of 2010 decreased $0.3 million or 4.5%, from the second quarter of 2009, to $6.4 million. Core commissions and fees are our commissions and fees, less (i) profit-sharing contingent commissions and (ii) divested business (commissions and fees generated from offices, books of business or niches sold or terminated). Core commissions and fees revenue for the second quarter of 2010 decreased $3.2 million on a net basis, of which approximately $6.7 million represented core commissions and fees from agencies acquired since the second quarter of 2009. After divested business of $0.5 million, the remaining net decrease of $9.4 million represented net lost business, which reflects a (4.0%) internal growth rate for core commissions and fees. Excluding the decline in the core commissions and fees at Proctor, our internal revenue growth rate for the second quarter of 2010 is (3.0)%, an improvement from the (5.6)% internal growth rate in the first quarter of 2010.

Commissions and fees, including profit-sharing contingent commissions, for the six months ended June 30, 2010 decreased $16.8 million, or 3.3%, from the same period in 2009. For the six months ended June 30, 2010, profit-sharing contingent commissions increased $2.0 million over the comparable period in 2009, to $38.7 million. Core commissions and fees revenue for the first six months of 2010 decreased $18.8 million, of which approximately $11.7 million of the total increase represents core commissions and fees from acquisitions that had no comparable operations in the same period of 2009. After divested business of $0.8 million, the remaining net decrease of $29.7 million represents net lost business, which reflects a (6.3)% internal growth rate for core commissions and fees. Excluding the decline in the core commissions and fees at Proctor, our internal revenue growth rate for the first six months of 2010 is (4.3)%, an improvement from the (6.9)% internal growth rate for the 2009 year.

Investment Income

Investment income for the three months ended June 30, 2010 decreased $0.1 million, or 24.8%, from the same period in 2009. Investment income for the six months ended June 30, 2010 decreased $0.1 million, or 12.1%, from the same period in 2009. These decreases are primarily due to lower investment yields on higher average invested balances.

Other Income, net

Other income for the three months ended June 30, 2010 reflected income of $2.3 million, compared with $1.3 million in the same period in 2009. Other income for the six months ended June 30, 2010 reflected income of $3.5 million, compared with $0.6 million in the same period in 2009. Other income consists primarily of gains and losses from the sale and disposition of assets. Although we are not in the business of selling customer accounts, we periodically will sell an office or a book of business (one or more customer accounts) that does not produce reasonable margins or demonstrate a potential for growth, or when doing so is otherwise in the Company’s interest. The $1.0 million increase in Other income, net for the three months ended June 30, 2010 is primarily due to a $1.2 million legal judgment that we received from prior employees that violated their non-solicitation agreements.

Employee Compensation and Benefits

Employee compensation and benefits for the second quarter of 2010 decreased, on a net basis, approximately 1.0%, or $1.3 million, from the same period in 2009. However, within that net decrease were $1.6 million of new compensation costs related to new acquisitions that were stand-alone offices. Therefore, employee compensation and benefits from those offices that existed in the same three-month periods ended June 30, 2010 and 2009 (including the new acquisitions that folded into those offices) decreased by $2.9 million. The employee compensation and benefit reductions from these offices were primarily related to a reduction in salaries and bonuses of $2.8 million and a reduction in our group health insurance cost of $0.3 million. Employee compensation and benefits as a percentage of total revenue was 49.8% for each of the second quarters of 2010 and 2009.

Employee compensation and benefits for the six months ended June 30, 2010 decreased $6.4 million, or 2.6%, from the same period in 2009. However, within that net decrease were $3.1 million of new compensation costs related to new acquisitions that were stand-alone offices. Therefore, employee compensation and benefits from those offices that existed in the same six-month periods ended June 30, 2010 and 2009 (including the new acquisitions that folded into those offices) decreased by $9.5 million. The employee compensation and benefit reductions from these offices were primarily related to a reduction in salaries and bonuses of $7.4 million and a reduction in our group health insurance cost of $1.4 million. Employee compensation and benefits as a percentage of total revenue increased slightly to 49.1% for the first six months of 2010, from 49.0% for the first six months of 2009.

Non-Cash Stock-Based Compensation

The Company grants stock options and non-vested stock awards to its employees. Compensation expense for all share-based awards is recognized in the financial statements based upon the grant-date fair value of those awards. Non-cash stock-based compensation for the three months ended June 30, 2010 increased approximately $0.1 million, or 5.0%, over the same period in 2009. Non-cash stock-based compensation for the six months ended June 30, 2010 increased approximately $0.2 million, or 6.4%, over the same period in 2009. For the entire year of 2010, we expect the total non-cash stock-based compensation expense to be approximately $7.8 million, compared with the total cost of $7.4 million for the year 2009. The increased annual estimated cost primarily relates to new grants of performance stock (PSP).

Other Operating Expenses

Other operating expenses for the second quarter of 2010 decreased $2.0 million, or 5.6%, from the same period in 2009, of which $0.3 million related to acquisitions that joined as stand-alone offices since July 1, 2009. Therefore, other operating expenses from those offices that existed in both the three-month periods ended June 30, 2010 and 2009 (including the new acquisitions that folded into those offices) decreased by $2.3 million. These decreases were broad-based reductions in occupancy costs, supplies, insurance expense and bad debt write-offs.

Other operating expenses for the first six months of 2010 decreased $1.5 million, or 2.1%, from the same period in 2009, of which $0.6 million related to acquisitions that joined as stand-alone offices since July 1, 2009. Therefore, other operating expenses from those offices that existed in both the six-month periods ended June 30, 2010 and 2009 (including the new acquisitions that folded into those offices) decreased by $2.1 million. These decreases were broad-based reductions in occupancy costs, supplies, insurance expense and bad debt write-offs, but partially offset by $2.1 million of increases in legal expenses and errors and omissions reserves.

Amortization

Amortization expense for the second quarter of 2010 increased $0.1 million, or 1.0%, over the second quarter of 2009. Amortization expense for the six months ended June 30, 2010 increased $0.3 million, or 1.2%, over the first six months of 2009. These increases are primarily due to the amortization of additional intangible assets as the result of acquisitions completed since July 1, 2009.

Depreciation

Depreciation expense for the second quarter of 2010 decreased $0.2 million, or 5.2%, from the second quarter of 2009. Depreciation expense for the six months ended June 30, 2010 decreased $0.3 million, or 3.8%, from the six months ended June 30, 2009. These decreases are due primarily to lower acquisition activity during 2009.

Interest Expense

Interest expense for the second quarter of 2010 was the same as the comparable quarter in 2009. Interest expense for the six months ended June 30, 2010 decreased less than $0.1 million, or 0.4%, from the same period in 2009. This decrease is a result of a slight reduction in debt outstanding.

Change in estimated acquisition earn-out payable

For acquisitions consummated after January 1, 2009, $16.3 million was initially recorded as estimated acquisition earn-out payable. As of March 31, 2010, the fair value of the estimated acquisition earn-out payable was re-evaluated and reduced by $0.8 million, and as of June 30, 2010, the fair value of the estimated acquisition earn-out payable was re-evaluated and reduced by an additional $0.7 million, both of which resulted in a credit to the Condensed Consolidated Statement of Income. Additionally, the interest expense accretion to the Condensed Consolidated Statement of Income for the three months ended June 30, 2010 and 2009 was $0.1 million and $0.1, respectively. The interest expense accretion to the Condensed Consolidated Statement of Income for the six months ended June 30, 2010 and 2009 was $0.3 million and $0.1 million, respectively.

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

The internal growth rates for our core commissions and fees for the three months ended June 30, 2010 and 2009, by divisional units are as follows (in thousands, except percentages):

2010	For the three months ended June 30,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
	2010	2009
Florida Retail	$42,320	$43,910	$(1,590)	(3.6)%	$19	$(1,609)	(3.7)%
National Retail	80,093	78,638	1,455	1.9%	3,078	(1,623)	(2.1)%
Western Retail	23,885	24,459	(574)	(2.3)%	1,558	(2,132)	(8.7)%

Total Retail(1)	146,298	147,007	(709)	(0.5)%	4,655	(5,364)	(3.6)%

Professional Programs	9,343	9,734	(391)	(4.0)%	—	(391)	(4.0)%
Special Programs	27,854	30,893	(3,039)	(9.8)%	188	(3,227)	(10.4)%

Total National Programs	37,197	40,627	(3,430)	(8.4)%	188	(3,618)	(8.9)%

Wholesale Brokerage	41,385	41,409	(24)	(0.1)%	434	(458)	(1.1)%
Services	9,729	8,259	1,470	17.8%	1,442	28	0.3%

Total Core Commissions and Fees	$234,609	$237,302	$(2,693)	(1.1)%	$6,719	$(9,412)	(4.0)%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Condensed Consolidated Statements of Income for the three months ended June 30, 2010 and 2009 is as follows (in thousands, except percentages):

	For the three months ended June 30,
	2010	2009
Total core commissions and fees	$234,609	$237,302
Profit-sharing contingent commissions	6,444	6,806
Divested business	—	487

Total commission & fees	$241,053	$244,595

(1)	The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 12 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

2009	For the three months ended June 30,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
	2009	2008
Florida Retail	$43,991	$45,334	$(1,343)	(3.0)%	$2,536	$(3,879)	(8.6)%
National Retail	78,857	73,603	5,254	7.1%	9,345	(4,091)	(5.6)%
Western Retail	24,646	23,688	958	4.0%	4,467	(3,509)	(14.8)%

Total Retail(1)	147,494	142,625	4,869	3.4%	16,348	(11,479)	(8.0)%

Professional Programs	9,531	9,335	196	2.1%	—	196	2.1%
Special Programs	31,096	27,412	3,684	13.4%	314	3,370	12.3%

Total National Programs	40,627	36,747	3,880	10.6%	314	3,566	9.7%

Wholesale Brokerage	41,409	44,370	(2,961)	(6.7)%	364	(3,325)	(7.5)%
Services	8,259	7,982	277	3.5%	—	277	3.5%

Total Core Commissions and Fees	$237,789	$231,724	$6,065	2.6%	$17,026	$(10,961)	(4.7)%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Condensed Consolidated Statements of Income for the three months ended June 30, 2009 and 2008 is as follows (in thousands, except percentages):

	For the three months ended June 30,
	2009	2008
Total core commissions and fees	$237,789	$231,724
Profit-sharing contingent commissions	6,806	5,412
Divested business	—	1,699

Total commission & fees	$244,595	$238,835

(1)	The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 12 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

The internal growth rates for our core commissions and fees for the six months ended June 30, 2010 and 2009, by divisional units are as follows (in thousands, except percentages):

2010	For the six months ended June 30,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
	2010	2009
Florida Retail	$79,696	$83,989	$(4,293)	(5.1)%	$33	$(4,326)	(5.2)%
National Retail	157,998	156,112	1,886	1.2%	5,218	(3,332)	(2.1)%
Western Retail	45,845	49,527	(3,682)	(7.4)%	2,484	(6,166)	(12.4)%

Total Retail(1)	283,539	289,628	(6,089)	(2.1)%	7,735	(13,824)	(4.8)%

Professional Programs	19,169	20,463	(1,294)	(6.3)%	—	(1,294)	(6.3)%
Special Programs	56,427	68,704	(12,277)	(17.9)%	740	(13,017)	(18.9)%

Total National Programs	75,596	89,167	(13,571)	(15.2)%	740	(14,311)	(16.0)%

Wholesale Brokerage	75,187	75,871	(684)	(0.9)%	853	(1,537)	(2.0)%
Services	18,725	16,344	2,381	14.6%	2,328	53	0.3%

Total Core Commissions and Fees	$453,047	$471,010	$(17,963)	(3.8)%	$11,656	$(29,619)	(6.3)%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Condensed Consolidated Statements of Income for the six months ended June 30, 2010 and 2009 is as follows (in thousands, except percentages):

	For the six months ended June 30,
	2010	2009
Total core commissions and fees	$453,047	$471,010
Profit-sharing contingent commissions	38,680	36,732
Divested business	—	817

Total commission & fees	$491,727	$508,559

(1)	The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 12 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

2009	For the six months ended June 30,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
	2009	2008
Florida Retail	$84,122	$86,561	$(2,439)	(2.8)%	$6,203	$(8,642)	(10.0)%
National Retail	156,384	143,759	12,625	8.8%	20,788	(8,163)	(5.7)%
Western Retail	49,939	44,775	5,164	11.5%	12,033	(6,869)	(15.3)%

Total Retail(1)	290,445	275,095	15,350	5.6%	39,024	(23,674)	(8.6)%

Professional Programs	20,103	19,580	523	2.7%	—	523	2.7%
Special Programs	69,064	55,212	13,852	25.1%	314	13,538	24.5%

Total National Programs	89,167	74,792	14,375	19.2%	314	14,061	18.8%

Wholesale Brokerage	75,871	81,248	(5,377)	(6.6)%	1,082	(6,459)	(7.9)%
Services	16,344	15,915	429	2.7%	—	429	2.7%

Total Core Commissions and Fees	$471,827	$447,050	$24,777	5.5%	$40,420	$(15,643)	(3.5)%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Condensed Consolidated Statements of Income for the six months ended June 30, 2009 and 2008 is as follows (in thousands, except percentages):

	For the six months ended June 30,
	2009	2008
Total core commissions and fees	$471,827	$447,050
Profit-sharing contingent commissions	36,732	41,759
Divested business	—	3,554

Total commission & fees	$508,559	$492,363

(1)	The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 12 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

Retail Division

The Retail Division provides a broad range of insurance products and services to commercial, public and quasi-public, professional and individual insured customers. More than 96.0% of the Retail Division’s commissions and fees revenues are commission-based. Since the majority of our operating expenses do not change as premiums fluctuate, we believe that most of any fluctuation in the commissions, (net of related producer compensation and bonuses) that we receive, will be reflected in our pre-tax income.

Financial information relating to Brown & Brown’s Retail Division for the three and six months ended June 30, 2010 and 2009 is as follows (in thousands, except percentages):

	For the three months ended June 30,			For the six months ended June 30,
	2010	2009	% Change	2010	2009	% Change
REVENUES
Commissions and fees	$145,946	$147,041	(0.7)%	$283,018	$289,722	(2.3)%
Profit-sharing contingent commissions	797	1,264	(36.9)%	12,119	17,434	(30.5)%
Investment income	57	88	(35.2)%	117	152	(23.0)%
Other income (loss), net	379	720	(47.4)%	1,177	(145)	(911.7)%

Total revenues	147,179	149,113	(1.3)%	296,431	307,163	(3.5)%

EXPENSES
Employee compensation and benefits	72,577	73,980	(1.9)%	146,234	150,560	(2.9)%
Non-cash stock-based compensation	888	1,179	(24.7)%	1,776	2,369	(25.0)%
Other operating expenses	24,211	25,053	(3.4)%	48,237	49,794	(3.1)%
Amortization	7,623	7,543	1.1%	15,158	14,975	1.2%
Depreciation	1,334	1,517	(12.1)%	2,734	3,061	(10.7)%
Interest	6,676	7,988	(16.4)%	13,687	16,511	(17.1)%
Change in acquisition earn-out payable	(590)	—	—%	(1,332)	—	—%

Total expenses	112,719	117,260	(3.9)%	226,494	237,270	(4.5)%

Income before income taxes	$34,460	$31,853	8.2%	$69,937	$69,893	0.1%

Net internal growth rate – core commissions and fees	(3.6)%	(8.0)%		(4.8)%	(8.6)%
Employee compensation and benefits ratio	49.3%	49.6%		49.3%	49.0%
Other operating expenses ratio	16.5%	16.8%		16.3%	16.2%

Capital expenditures	$966	$955		$1,750	$2,101
Total assets at June 30, 2010 and 2009				$1,835,552	$1,739,230

The Retail Division’s total revenues during the three months ended June 30, 2010 decreased 1.3%, or $1.9 million, from the same period in 2009, to $147.2 million. Profit-sharing contingent commissions for the second quarter of 2010 decreased $0.5 million, or 36.9%, from the second quarter of 2009. The $1.1 million net decrease in commissions and fees revenue resulted from the following factors: (i) an increase of approximately $4.7 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2009, (ii) a decrease of $0.5 million related to commissions and fees revenue recorded in the second quarter of 2009 from business divested during 2010, and (iii) the remaining net decrease of $5.3 million is primarily related to net lost business. The Retail Division’s internal growth rate for core commissions and fees revenue was (3.6)% for the second quarter of 2010, and was driven by lower insurance property rates and reduced insurable exposure units in most areas of the United States.

Income before income taxes for the three months ended June 30, 2010 increased 8.2%, or $2.6 million, over the same period in 2009, to $34.5 million. Even though total revenues were down $1.9 million, employee compensation and benefits were reduced $1.4 million primarily due to lower salaries and bonuses, other operating expenses were reduced by $0.8 million due to broad-based reductions, a lower inter-company interest allocation of $1.3 million resulted from less acquisition activity and a $0.6 million credit resulted from changes in the estimated acquisition earn-out payable.

The Retail Division’s total revenues during the six months ended June 30, 2010 decreased 3.5%, or $10.7 million, from the same period in 2009, to $296.4 million. Profit-sharing contingent commissions for the six months ended June 30, 2010 decreased $5.3 million, or 30.5%, from the same period in 2009, primarily due to increased loss ratios resulting in lower profitability for insurance companies in 2009. The $6.7 million net decrease in commissions and fees revenue resulted from the following factors: (i) an increase of approximately $7.7 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2009, (ii) a decrease of $0.8 million related to commissions and fees revenue recorded in the six months of 2009 from business divested during 2010, and (iii) the remaining net decrease of $13.6 million is primarily related to net lost business. The Retail Division’s internal growth rate for core commissions and fees revenue was (4.8)% for the first six months of 2010, and was driven by lower insurance property rates and reduced insurable exposure units in most areas of the United States.

Income before income taxes for the six months ended June 30, 2010 increased 0.1%, or less than $0.1 million, over the same period in 2009, to $69.9 million. Even though total revenues were down $10.7 million, employee compensation and benefits were reduced $4.3 million primarily due to lower salaries and bonuses, other operating expenses were reduced by $1.6 million due to broad-based reductions, a lower inter-company interest allocation of $2.8 million resulted from less acquisition activity and a $1.3 million credit resulted from changes in the estimated acquisition earn-out payable.

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

Financial information relating to our National Programs Division for the three and six months ended June 30, 2010 and 2009 is as follows (in thousands, except percentages):

	For the three months ended June 30,			For the six months ended June 30,
	2010	2009	% Change	2010	2009	% Change
REVENUES
Commissions and fees	$37,197	$40,627	(8.4)%	$75,596	$89,167	(15.2)%
Profit-sharing contingent commissions	1,062	2,758	(61.5)%	17,657	12,144	45.4%
Investment income	—	1	(100.0)%	1	2	(50.0)%
Other income, net	45	6	650.0%	49	—	—%

Total revenues	38,304	43,392	(11.7)%	93,303	101,313	(7.9)%

EXPENSES
Employee compensation and benefits	16,952	17,438	(2.8)%	36,045	37,060	(2.7)%
Non-cash stock-based compensation	207	260	(20.4)%	409	513	(20.3)%
Other operating expenses	5,169	6,061	(14.7)%	12,050	13,315	(9.5)%
Amortization	2,303	2,293	0.4%	4,608	4,562	1.0%
Depreciation	745	664	12.2%	1,509	1,324	14.0%
Interest	844	1,392	(39.4)%	1,832	2,861	(36.0)%
Change in acquisition earn-out payable	5	—	—%	10	—	—%

Total expenses	26,225	28,108	(6.7)%	56,463	59,635	(5.3)%

Income before income taxes	$12,079	$15,284	(21.0)%	$36,840	$41,678	(11.6)%

Net internal growth rate – core commissions and fees	(8.9)%	9.7%		(16.0)%	18.8%
Employee compensation and benefits ratio	44.3%	40.2%		38.6%	36.6%
Other operating expenses ratio	13.5%	14.0%		12.9%	13.1%

Capital expenditures	$1,304	$1,110		$1,532	$2,193
Total assets at June 30, 2010 and 2009				$638,560	$644,934

Total revenues for National Programs for the three months ended June 30, 2010 decreased 11.7%, or $5.1 million, from the same period in 2009, to $38.3 million. Profit-sharing contingent commissions for the second quarter of 2010 decreased $1.7 million from the second quarter of 2009. Of the $3.4 million net decrease in commissions and fees revenue for National Programs: (i) an increase of approximately $0.2 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2009, and (ii) the remaining net decrease of $3.6 million is primarily related to net lost business. Therefore, the National Programs Division’s internal growth rate for core commissions and fees revenue was (8.9)% for the three months ended June 30, 2010. Of the $3.6 million of net lost business, $2.6 million related to Proctor, which was primarily the result of several of Proctor’s clients going out of business, $0.6 related to our condominium program at FIU, and $0.3 million related to our public entity business. It is expected that Proctor’s commissions and fees revenue for the third and fourth quarters of 2010 will be down $1 million to $2 million from each of the respective quarters of 2009.

Income before income taxes for the three months ended June 30, 2010 decreased 21.0%, or $3.2 million, from the same period in 2009, to $12.1 million. This decrease is primarily due to a net decrease in income before income taxes at Proctor.

Total revenues for National Programs for the six months ended June 30, 2010 decreased 7.9%, or $8.0 million, from the same period in 2009, to $93.3 million. Profit-sharing contingent commissions for the six months ended June 30, 2010 increased $5.5 million over the same period of 2009, of which $3.5 million of that increase related to Proctor. Proctor’s increased profit-sharing contingent commissions were the direct result of the substantial premium growth generated by Proctor in 2009. Of the $13.6 million net decrease in commissions and fees for National Programs: (i) an increase of approximately $0.7 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2009, and (ii) the remaining net decrease of $14.3 million is primarily related to net lost business. Therefore, the National Programs Division’s internal growth rate for core commissions and fees revenue was (16.0)% for the six months ended June 30, 2010. Of the $14.3 million of net lost business, $11.0 million related to Proctor, which was primarily the result of several of Proctor’s clients going out of business, $1.8 million related to our public entity business, $1.1 million related to the Lawyer program and $0.6 million related to FIU.

Income before income taxes for the six months ended June 30, 2010 decreased 11.6%, or $4.8 million, from the same period in 2009, to $36.8 million. This decrease is primarily due to a net decrease in income before income taxes at Proctor.

Wholesale Brokerage Division

The Wholesale Brokerage Division markets and sells excess and surplus commercial and personal lines insurance and reinsurance, primarily through independent agents and brokers. Like the Retail and National Programs Divisions, the Wholesale Brokerage Division’s revenues are primarily commission-based.

Financial information relating to our Wholesale Brokerage Division for the three and six months ended June 30, 2010 and 2009 is as follows (in thousands, except percentages):

	For the three months ended June 30,			For the six months ended June 30,
	2010	2009	% Change	2010	2009	% Change
REVENUES
Commissions and fees	$41,385	$41,409	(0.1)%	$75,187	$75,871	(0.9)%
Profit-sharing contingent commissions	4,585	2,784	64.7%	8,904	7,154	24.5%
Investment income	6	18	(66.7)%	11	47	(76.6)%
Other income, net	573	249	130.1%	871	369	136.0%

Total revenues	46,549	44,460	4.7%	84,973	83,441	1.8%

EXPENSES
Employee compensation and benefits	21,167	20,958	1.0%	41,123	41,465	(0.8)%
Non-cash stock-based compensation	173	248	(30.2)%	346	501	(30.9)%
Other operating expenses	7,783	7,849	(0.8)%	15,626	15,905	(1.8)%
Amortization	2,554	2,558	(0.2)%	5,111	5,117	(0.1)%
Depreciation	676	720	(6.1)%	1,391	1,436	(3.1)%
Interest	2,676	3,548	(24.6)%	5,678	7,449	(23.8)%
Change in acquisition earn-out payable	12	—	—%	26	—	—%

Total expenses	35,041	35,881	(2.3)%	69,301	71,873	(3.6)%

Income before income taxes	$11,508	$8,579	34.1%	$15,672	$11,568	35.5%

Net internal growth rate – core commissions and fees	(1.1)%	(7.5)%		(2.0)%	(7.9)%
Employee compensation and benefits ratio	45.5%	47.1%		48.4%	49.7%
Other operating expenses ratio	16.7%	17.7%		18.4%	19.1%

Capital expenditures	$461	$840		$954	$1,884
Total assets at June 30, 2010 and 2009				$681,610	$654,210

The Wholesale Brokerage Division’s total revenues for the three months ended June 30, 2010 increased 4.7%, or $2.1 million, over the same period in 2009, to $46.5 million. Profit-sharing contingent commissions for the second quarter of 2010 increased $1.8 million over the same quarter of 2009. Of the less than $0.1 million net decrease in commissions and fees revenue: (i) an increase of approximately $0.4 million related to core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2009, and (ii) the remaining net decrease of $0.5 million is primarily due to net lost business. As such, the Wholesale Brokerage Division’s internal growth rate for core commissions and fees revenue was (1.1)% for the second quarter of 2010. The bulk of the net lost business was due to lower insurance rates and reduced exposure units in most areas of the United States.

Income before income taxes for the three months ended June 30, 2010 increased 34.1%, or $2.9 million, over the same period in 2009, to $11.5 million, primarily due to increased profit-sharing contingent commissions, a net reduction in the inter-company interest expense allocation of $0.9 million and continued improved efficiencies relating to employee compensation costs.

The Wholesale Brokerage Division’s total revenues for the six months ended June 30, 2010 increased 1.8%, or $1.5 million, over the same period in 2009, to $85.0 million. Profit-sharing contingent commissions for the six months ended June 30, 2010 increased $1.8 million from the same quarter of 2009. Of the $0.7 million net decrease in commissions and fees revenue: (i) an increase of approximately $0.8 million related to core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2009, and (ii) the remaining net decrease of $1.5 million is primarily due to net lost business. As such, the Wholesale Brokerage Division’s internal growth rate for core commissions and fees revenue was (2.0)% for the six months ended June 30, 2010. The bulk of the net lost business was due to lower insurance rates and reduced exposure units in most areas of the United States.

Income before income taxes for the six months ended June 30, 2010 increased 35.5%, or $4.1 million, over the same period in 2009, to $15.7 million, primarily due to increased profit-sharing contingent commissions, a net reduction in the inter-company interest expense allocation of $1.8 million and continued improved efficiencies relating to employee compensation costs.

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

Financial information relating to our Services Division for the three and six months ended June 30, 2010 and 2009 is as follows (in thousands, except percentages):

	For the three months ended June 30,			For the six months ended June 30,
	2010	2009	% Change	2010	2009	% Change
REVENUES
Commissions and fees	$9,729	$8,259	17.8%	$18,725	$16,344	14.6%
Profit-sharing contingent commissions	—	—	—%	—	—	—%
Investment income	4	6	(33.3)%	9	12	(25.0)%
Other income (loss), net	48	(1)	NMF %	57	(1)	NMF %

Total revenues	9,781	8,264	18.4%	18,791	16,355	14.9%

EXPENSES
Employee compensation and benefits	5,654	4,687	20.6%	11,051	9,454	16.9%
Non-cash stock-based compensation	21	41	(48.8)%	43	82	(47.6)%
Other operating expenses	1,655	1,263	31.0%	3,322	2,416	37.5%
Amortization	161	116	38.8%	307	231	32.9%
Depreciation	75	88	(14.8)%	146	188	(22.3)%
Interest	218	166	31.3%	432	359	20.3%
Change in acquisition earn-out payable	40	—	—%	67	—	—%

Total expenses	7,824	6,361	23.0%	15,368	12,730	20.7%

Income before income taxes	$1,957	$1,903	2.8%	$3,423	$3,625	(5.6)%

Net internal growth rate – core commissions and fees	0.3%	3.5%		0.3%	2.7%
Employee compensation and benefits ratio	57.8%	56.7%		58.8%	57.8%
Other operating expenses ratio	16.9%	15.3%		17.7%	14.8%

Capital expenditures	$155	$80		$211	$87
Total assets at June 30, 2010 and 2009				$56,924	$45,582

The Services Division’s total revenues for the three months ended June 30, 2010 increased 18.4%, or $1.5 million, over the same period in 2009, to $9.8 million, which was almost exclusively due to an acquisition that had no comparable revenues in the same period of 2009. Core commissions and fees revenue reflects an internal growth rate of 0.3% for the second quarter of 2010, primarily due to net new business at our Medicare set-aside services business, which was partially offset by reduced revenues in our comprehensive medical utilization management services.

Income before income taxes for the three months ended June 30, 2010 increased 2.8%, or $0.1 million, over the same period in 2009 to $2.0 million, primarily due to the new acquisition.

The Services Division’s total revenues for the six months ended June 30, 2010 increased 14.9%, or $2.4 million, over the same period in 2009, to $18.8 million, which was almost exclusively due to an acquisition that had no comparable revenues in the same period of 2009. Core commissions and fees revenue reflects an internal growth rate of 0.3% for the six months ended June 30, 2010, primarily due to net new business at our Medicare set-aside services business, which was partially offset by reduced revenues in our comprehensive medical utilization management services.

Income before income taxes for the six months ended June 30, 2010 decreased 5.6%, or $0.2 million, from the same period in 2009 to $3.4 million. The reduction in income before income taxes is primarily due to $0.1 million of additional salaries relating to increased staffing on a new contract and $0.3 million in increased legal fees, but partially offset by the increase in income earned by the new acquisition.

Other

As discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements, the “Other” column in the Segment Information table includes any income and expenses not allocated to reportable segments, and corporate-related items, including the inter-company interest expense charges to reporting segments.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents of $293.0 million at June 30, 2010 reflected an increase of $95.9 million over the $197.1 million balance at December 31, 2009. For the six-month period ended June 30, 2010, $166.7 million of cash was provided from operating activities. Also during this period, $34.0 million of cash was used for acquisitions, $5.0 million was used for additions to fixed assets, $12.8 million was used for payments on long-term debt and $22.0 million was used for payment of dividends.

Our ratio of current assets to current liabilities (the “current ratio”) was 1.41 and 1.28 at June 30, 2010 and December 31, 2009, respectively.

Contractual Cash Obligations

As of June 30, 2010, our contractual cash obligations were as follows:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$255,766	$5,766	$100,000	$100,000	$50,000
Other long-term liabilities(1)	11,031	5,644	3,852	433	1,102
Operating leases	98,181	23,748	36,021	21,418	16,994
Interest obligations	46,567	14,411	18,835	11,233	2,088
Unrecognized tax benefits	487	—	487	—	—
Maximum future acquisition earn-out payments(2)	126,384	68,210	58,174	—	—

Total contractual cash obligations	$538,416	$117,779	$217,369	$133,084	$70,184

(1)	Includes the current portion of other long-term liabilities.
(2)	Includes $15.1 million of current and non-current estimated earn-out payable resulting from acquisitions consummated after January 1, 2009.

In July 2004, we completed a private placement of $200.0 million of unsecured senior notes (the “Notes”). The $200.0 million is divided into two series: Series A, for $100.0 million due in 2011 and bearing interest at 5.57% per year; and Series B, for $100.0 million due in 2014 and bearing interest at 6.08% per year. We have used the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. As of June 30, 2010 and December 31, 2009, there was an outstanding balance of $200.0 million on the Notes.

On December 22, 2006, we entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). The Purchaser also purchased Notes issued by us in 2004. The Master Agreement provides for a $200.0 million private uncommitted “shelf” facility for the issuance of senior unsecured notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten years, as the parties may determine. The Master Agreement includes various covenants, limitations and events of default similar to the Notes issued in 2004. The initial issuance of notes under the Master Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.66% per annum. On February 1, 2008, $25.0 million in Series D Senior Notes due January 15, 2015, with a fixed interest rate of 5.37% per annum were issued. As of June 30, 2010 and December 31, 2009 there was an outstanding balance of $50.0 million under the Master Agreement.

        On June 12, 2008, we entered into an Amended and Restated Revolving Loan Agreement (the “Loan Agreement”) with a national banking institution that was dated as of June 3, 2008, amending and restating the existing Revolving Loan Agreement dated September 29, 2003, as amended (the “Revolving Agreement”), in order to increase the lending commitment to $50.0 million (subject to potential increases up to $100.0 million) and to extend the maturity date from December 20, 2011 to June 3, 2013. The Revolving Agreement initially provided for a revolving credit facility in the maximum principal amount of $75.0 million. After a series of amendments that provided covenant exceptions for the Notes issued or to be issued under the Master Agreement and relaxed or deleted certain other covenants, the maximum principal amount was reduced to $20.0 million. The calculation of interest and fees is generally based on our quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization, and non-cash stock-based compensation. Interest is charged at a rate equal to 0.50% to 1.00% above the London Interbank Offering Rate (“LIBOR”) or 1.00% below the base rate, each as more fully defined in the Loan Agreement. Fees include an upfront fee, an availability fee of 0.10% to 0.20%, and a letter of credit usage fee of 0.50% to 1.00%. The Loan Agreement contains various covenants, limitations, and events of default customary for similar facilities for similar borrowers. The 90-day LIBOR was 0.53% and 0.25% as of June 30, 2010 and December 31, 2009, respectively. There were no borrowings against this facility at June 30, 2010 or December 31, 2009.

All three of these credit agreements require us to maintain certain financial ratios and comply with certain other covenants. We were in compliance with all such covenants as of June 30, 2010 and December 31, 2009.

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

Our invested assets are held as cash and cash equivalents, restricted cash and investments, available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit. These investments are subject to interest rate risk and equity price risk. The fair values of our cash and cash equivalents, restricted cash and investments, and certificates of deposit at June 30, 2010 and December 31, 2009 approximated their respective carrying values due to their short-term duration and therefore such market risk is not considered to be material.

We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation (the “Evaluation”) required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of June 30, 2010. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In Item 3 of Part I of the Company’s Annual Report on Form 10-K for its fiscal year ending December 31, 2009, certain information concerning certain legal proceedings and other matters was disclosed. Such information was current as of the date of filing. During the Company’s fiscal quarter ending June 30, 2010, no new legal proceedings, or material developments with respect to existing legal proceedings, occurred which require disclosure in this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

There were no material changes in the risk factors previously disclosed in Item 1A, “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 6.	EXHIBITS

The following exhibits are filed as a part of this Report:

3.1	Articles of Amendment to Articles of Incorporation (adopted April 24, 2003) (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 2003), and Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 1999).

3.2	Bylaws (incorporated by reference to Exhibit 3b to Form 10-K for the year ended December 31, 2002).

10.1	Employment Agreement and Addendum No. 1 to Employment Agreement, dated as of June 1, 2010, between the Registrant and Kenneth D. Kirk.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN & BROWN, INC.

/S/ CORY T. WALKER
Date: August 4, 2010	Cory T. Walker Sr. Vice President, Chief Financial Officer and Treasurer (duly authorized officer, principal financial officer and principal accounting officer)