Form 10-Q
period 2010-09-30
BROWN & BROWN INC
filed 2010-11-05
CIK 79282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares of the Registrant’s common stock, $.10 par value, outstanding as of November 1, 2010 was 142,646,162.

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

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share data)	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
REVENUES
Commissions and fees	$246,102	$243,016	$737,829	$751,575
Investment income	345	175	1,022	945
Other income, net	1,169	575	4,703	1,195

Total revenues	247,616	243,766	743,554	753,715

EXPENSES
Employee compensation and benefits	122,001	119,607	365,556	369,573
Non-cash stock-based compensation	1,495	1,732	5,230	5,243
Other operating expenses	31,301	35,523	101,256	107,007
Amortization	12,869	12,468	38,072	37,372
Depreciation	3,116	3,323	9,498	9,955
Interest	3,607	3,622	10,847	10,888
Change in estimated acquisition earn-out payable	193	—	(1,036)	—

Total expenses	174,582	176,275	529,423	540,038

Income before income taxes	73,034	67,491	214,131	213,677

Income taxes	28,741	26,530	84,525	84,036

Net income	$44,293	$40,961	$129,606	$129,641

Net income per share:
Basic	$0.31	$0.29	$0.91	$0.92

Diluted	$0.31	$0.29	$0.90	$0.91

Weighted average number of shares outstanding:
Basic	138,093	137,279	137,802	137,052

Diluted	139,507	137,671	139,128	137,403

Dividends declared per share	$0.0775	$0.0750	$0.2325	$0.2250

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except per share data)	September 30, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$257,151	$197,113
Restricted cash and investments	161,318	155,257
Short-term investments	7,669	8,213
Premiums, commissions and fees receivable	224,299	209,462
Deferred income taxes	—	11,791
Other current assets	19,284	31,863

Total current assets	669,721	613,699

Fixed assets, net	59,721	61,467
Goodwill	1,167,199	1,074,397
Amortizable intangible assets, net	478,985	468,862
Other assets	12,185	5,801

Total assets	$2,387,811	$2,224,226

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Premiums payable to insurance companies	$325,903	$310,296
Premium deposits and credits due customers	57,805	37,715
Accounts payable	21,303	17,431
Accrued expenses and other liabilities	87,626	96,387
Current portion of long-term debt	101,689	17,124

Total current liabilities	594,326	478,953

Long-term debt	150,067	250,209

Deferred income taxes, net	130,905	115,609

Other liabilities	31,151	9,581

Shareholders’ Equity:
Common stock, par value $0.10 per share; authorized 280,000 shares; issued and outstanding 142,643 at 2010 and 142,076 at 2009	14,264	14,208
Additional paid-in capital	282,765	267,856
Retained earnings	1,184,328	1,087,805
Accumulated other comprehensive income, net of related income tax effect of $3 at 2010 and $3 at 2009	5	5

Total shareholders’ equity	1,481,362	1,369,874

Total liabilities and shareholders’ equity	$2,387,811	$2,224,226

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended September 30,
(in thousands)	2010	2009

Cash flows from operating activities:
Net income	$129,606	$129,641
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	38,072	37,372
Depreciation	9,498	9,955
Non-cash stock-based compensation	5,230	5,243
Change in estimated acquisition earn-out payable	(1,036)	—
Deferred income taxes	27,087	32,029
Net (gain) loss on sales of investments, fixed assets and customer accounts	(1,380)	499
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Restricted cash and investments (increase)	(6,061)	(14,093)
Premiums, commissions and fees receivable (increase) decrease	(13,241)	7,633
Other assets decrease	7,399	3,323
Premiums payable to insurance companies increase (decrease)	15,034	(8,916)
Premium deposits and credits due customers increase	19,626	4,518
Accounts payable increase (decrease)	3,631	(3,830)
Accrued expenses and other liabilities (decrease)	(8,909)	(13,346)
Other liabilities increase (decrease)	1,649	(770)

Net cash provided by operating activities	226,205	189,258

Cash flows from investing activities:
Additions to fixed assets	(7,248)	(8,734)
Payments for businesses acquired, net of cash acquired	(119,373)	(42,272)
Proceeds from sales of fixed assets and customer accounts	1,103	886
Purchases of investments	(5,499)	(5,601)
Proceeds from sales of investments	6,049	4,879

Net cash used in investing activities	(124,968)	(50,842)

Cash flows from financing activities:
Payments on long-term debt	(17,851)	(8,804)
Borrowings on revolving credit facility	—	12,670
Payments on revolving credit facility	—	(12,670)
Income tax benefit from the issuance of common stock	264	110
Issuances of common stock for employee stock benefit plans	10,561	9,855
Repurchase of stock benefit plan shares for employees to fund tax withholdings	(1,090)	—
Cash dividends paid	(33,083)	(31,887)

Net cash used in by financing activities	(41,199)	(30,726)

Net increase in cash and cash equivalents	60,038	107,690
Cash and cash equivalents at beginning of period	197,113	78,557

Cash and cash equivalents at end of period	$257,151	$186,247

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1· Nature of Operations

Brown & Brown, Inc., a Florida corporation, together with its subsidiaries (collectively, “we,” “Brown & Brown,” or the “Company”), is a diversified insurance agency, wholesale brokerage, insurance programs and services organization that markets and sells to its customers insurance products and insurance-related services, primarily in the property and casualty area. Brown & Brown’s business is divided into four reportable segments: the Retail Division, which provides a broad range of insurance products and services to commercial, public and quasi-public entities, professional and individual customers; the National Programs Division, which is composed of two units — Professional Programs, which provides professional liability and related package products for certain professionals delivered through nationwide networks of independent agents, and Special Programs, which markets targeted products and services designated for specific industries, trade groups, public and quasi-public entities and market niches; the Wholesale Brokerage Division, which markets and sells excess and surplus commercial insurance and reinsurance, primarily through independent agents and brokers; and the Services Division, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside services and Social Security disability advocacy services.

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

Results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Basic EPS is computed based on the weighted average number of common shares (including participating securities) issued and outstanding during the period. Diluted EPS is computed based on the weighted average of common shares issued and outstanding, plus equivalent shares assuming the exercise of stock options. The dilutive effect of stock options is computed by application of the treasury stock method. For the three and nine months ended September 30, 2010, the impact of outstanding options to purchase shares of common stock of 12,000, in each period, were antidilutive and were excluded from the calculation of diluted net income per share. The following is a reconciliation between basic and diluted weighted average shares outstanding for the three and nine months ended September 30, 2010 and 2009:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share data)	2010	2009	2010	2009

Net income	$44,293	$40,961	$129,606	$129,641

Net income attributable to unvested awarded performance stock	(1,361)	(1,310)	(4,050)	(4,194)

Net income attributable to common shares	$42,932	$39,651	$125,556	$125,447

Weighted average basic number of common shares outstanding	142,472	141,817	142,247	141,634

Less unvested awarded performance stock included in weighted average basic share outstanding	(4,379)	(4,538)	(4,445)	(4,582)

Weighted average number of common shares outstanding for basic earnings per common share	138,093	137,279	137,802	137,052

Dilutive effect of stock options	1,414	392	1,326	351

Weighted average number of shares outstanding	139,507	137,671	139,128	137,403

Net income per share:
Basic	$0.31	$0.29	$0.91	$0.92

Diluted	$0.31	$0.29	$0.90	$0.91

NOTE 4· New Accounting Pronouncements

Subsequent Events — In May 2009, the FASB issued authoritative guidance establishing general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This guidance, which was incorporated into Accounting Standards Codification (“ASC”) Topic 855 — Subsequent Events, was effective on a prospective basis for interim or annual periods ending after June 15, 2009, and was adopted on June 1, 2009.

Subsequent events have been evaluated through the date and time the unaudited condensed consolidated financial statements were issued. No material subsequent events have occurred since September 30, 2010 that required recognition or disclosure in our unaudited condensed consolidated financial statements.

International Accounting Standards — International Financial Reporting Standards (“IFRS”) are a set of standards and interpretations adopted by the International Accounting Standards Board. The Securities and Exchange Commission (“SEC”) is currently considering a potential IFRS adoption process in the United States, which could, in the near term, provide domestic issuers with an alternative accounting method and which could ultimately replace U.S. GAAP reporting requirements with IFRS reporting requirements. We are currently investigating the implications should we be required to adopt IFRS in the future.

NOTE 5· Business Combinations

Acquisitions in 2010

For the nine months ended September 30, 2010, Brown & Brown acquired the assets and assumed certain liabilities of 18 insurance intermediaries and several books of business (customer accounts). The aggregate purchase price of these acquisitions was $142,321,000, including $119,663,000 of cash payments, the issuance of notes payable of $275,000, the assumption of $1,426,000 of liabilities, and $20,957,000 of recorded earn-out payables. All of these acquisitions were acquired primarily to expand Brown & Brown’s core businesses and to attract and hire high-quality individuals. Acquisition purchase prices are typically based on a multiple of average annual operating profit earned over a one- to three-year period, within a minimum and maximum price range. The recorded purchase prices for all acquisitions consummated after January 1, 2009 include an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations will be recorded in the consolidated statement of income when incurred.

The fair value of earn-out obligations is based on the present value of the expected future payments to be made to the sellers of the acquired businesses in accordance with the provisions outlined in the respective purchase agreements. In determining fair value, the acquired business’s future performance is estimated using financial projections developed by management and market participant assumptions regarding revenue growth and/or profitability. The expected future payments are estimated on the basis of the earn-out formula and performance targets specified in each purchase agreement compared with the associated financial projections. These payments are then discounted to present value using a risk-adjusted rate that takes into consideration the likelihood that the forecasted earn-out payments will be made.

All of these acquisitions have been accounted for as business combinations and are as follows:

(in thousands)
Name	Business Segment	2010 Date of Acquisition	Cash Paid	Note Payable	Recorded Earn-out Payable	Recorded Purchase Price	Maximum Potential Earn-out Payable
DiMartino Associates, Inc.	Retail	March 1	$7,047	$—	$3,402	$10,449	$5,637
Stone Insurance Agencies, et al.	Retail	May 1	15,826	—	124	15,950	3,000
Crowe Paradis Holding Company, et al.	Services	September 1	75,000	—	8,665	83,665	15,000
Other	Various	Various	21,790	275	8,766	30,831	18,338

Total			$119,663	$275	$20,957	$140,895	$41,975

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition:

(in thousands)	DiMartino	Stone	Crowe	Other	Total
Cash	$—	$—	$1,000	$—	$1,000
Other current assets	137	517	—	941	1,595
Fixed assets	21	70	500	142	733
Goodwill	6,890	11,128	53,692	18,383	90,093
Purchased customer accounts	3,380	5,172	28,440	11,590	48,582
Noncompete agreements	21	74	33	190	318

Total assets acquired	10,449	16,961	83,665	31,246	142,321

Other current liabilities	—	(1,011)	—	(415)	(1,426)

Total liabilities assumed	—	(1,011)	—	(415)	(1,426)

Net assets acquired	$10,449	$15,950	$83,665	$30,831	$140,895

The weighted average useful lives for the above acquired amortizable intangible assets are as follows: purchased customer accounts, 15.0 years; and noncompete agreements, 5.0 years.

$69,136,000 of the $90,093,000 total goodwill is currently deductible for income tax purposes. The remaining goodwill of $20,957,000 relates to the earn-out payable and will not be deductible until it is earned and paid. Goodwill was assigned to the Retail and Services Divisions in the amounts of $31,004,000 and $59,089,000, respectively.

The results of operations for the acquisitions completed during 2010 have been combined with those of the Company since their respective acquisition dates. The total revenues and income before income taxes from the acquisitions completed through September 30, 2010 included in the Condensed Consolidated Statement of Income for the three months ended September 30, 2010 were $8,050,000 and $756,000, respectively. The total revenues and income before income taxes from the acquisitions completed through September 30, 2010 included in the Condensed Consolidated Statement of Income for the nine months ended September 30, 2010 were $14,398,000 and $1,667,000, respectively. If the acquisitions had occurred as of the beginning of the period, the Company’s results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

(UNAUDITED)	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share data)	2010	2009	2010	2009
Total revenues	$251,913	$255,097	$769,369	$789,415
Income before income taxes	74,060	70,627	221,088	223,763
Net income	44,915	42,864	133,817	135,760

Net income per share:
Basic	$0.32	$0.30	$0.94	$0.96
Diluted	$0.31	$0.30	$0.93	$0.96

Weighted average number of shares outstanding:
Basic	138,093	137,279	137,802	137,052
Diluted	139,507	137,671	139,128	137,403

Acquisitions in 2009

For the nine months ended September 30, 2009, Brown & Brown acquired the assets and assumed certain liabilities of eight insurance intermediaries and several books of business (customer accounts). The aggregate purchase price of these acquisitions was $46,956,000, including $38,780,000 of cash payments, the issuance of notes payable of $340,000, the assumption of $1,575,000 of liabilities and $6,261,000 of recorded earn-out payables. All of these acquisitions were acquired primarily to expand Brown & Brown’s core businesses and to attract and hire high-quality individuals. Acquisition purchase prices are typically based on a multiple of average annual operating profit earned over a one- to three-year period within a minimum and maximum price range. The recorded purchase prices for all acquisitions consummated after January 1, 2009 included an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations will be recorded in the consolidated statements of income when incurred.

The fair value of earn-out obligations is based on the present value of the expected future payments to be made to the sellers of the acquired businesses in accordance with the provisions outlined in the respective purchase agreements. In determining fair value, the acquired business’s future performance is estimated using financial projections developed by management and market participant assumptions regarding revenue growth and/or profitability. The expected future payments are estimated on the basis of the earn-out formula and performance targets specified in each purchase agreement compared with the associated financial projections. These payments are then discounted to present value using a risk-adjusted rate that takes into consideration the likelihood that the forecasted earn-out payments will be made.

All of these acquisitions have been accounted for as business combinations and are as follows:

(in thousands)
Name	Business Segment	2009 Date of Acquisition	Cash Paid	Note Payable	Recorded Earn-out Payable	Recorded Purchase Price	Maximum Potential Earn-out Payable
Conner Strong Companies — Small Business Unit	Retail	January 2	$22,748	$—	$—	$22,748	$—
Other	Various	Various	16,032	340	6,261	22,633	13,169

Total			$38,780	$340	$6,261	$45,381	$13,169

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition:

(in thousands)	Conner Strong	Other	Total
Fiduciary cash	$—	$—	$—
Other current assets	556	1,087	1,643
Fixed assets	52	122	174
Goodwill	13,591	12,218	25,809
Purchased customer accounts	8,698	10,531	19,229
Noncompete agreements	—	103	103
Other assets	—	(2)	(2)

Total assets acquired	22,897	24,059	46,956

Other current liabilities	(149)	(1,426)	(1,575)

Total liabilities assumed	(149)	(1,426)	(1,575)

Net assets acquired	$22,748	$22,633	$45,381

The weighted average useful lives for the above acquired amortizable intangible assets are as follows: purchased customer accounts, 14.9 years; and noncompete agreements, 5.0 years.

$20,305,000 of the $25,809,000 total goodwill is currently deductible for income tax purposes. The remaining goodwill of $5,504,000 relates to the earn-out payable and will not be deductible until it is earned and paid. Goodwill was assigned to the Retail, National Programs, Wholesale Brokerage and Services Divisions in the amounts of $20,958,000, $3,781,000, $1,070,000 and $0, respectively.

The results of operations for the acquisitions completed during 2009 have been combined with those of the Company since their respective acquisition dates. The total revenues and income before income taxes from acquisitions completed through September 30, 2009 included in the Condensed Consolidated Statement of Income for the three months ended September 30, 2009 were $4,078,000 and $333,000, respectively. The total revenues and income before income taxes from acquisitions completed through September 30, 2009 included in the Condensed Consolidated Statement of Income for the nine months ended September 30, 2009 were $10,442,000 and $1,091,000, respectively. If the acquisitions had occurred as of the beginning of each period, the Company’s results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

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

For acquisitions consummated prior to January 1, 2009, additional consideration paid to sellers as a result of purchase price “earn-out” provisions are recorded as adjustments to intangible assets when the contingencies are settled. The net additional consideration paid by the Company in 2010 as a result of these adjustments totaled $2,709,000, all of which was allocated to goodwill. Of the $2,709,000 net additional consideration paid, $710,000 was paid in cash and $1,999,000 was issued in notes payable. The net additional consideration paid by the Company in 2009 as a result of these adjustments totaled $14,232,000, of which $14,176,000 was allocated to goodwill, $31,000 to noncompete agreements and $25,000 to purchased customer accounts. Of the $14,232,000 net additional consideration paid, $3,492,000 was paid in cash and $10,740,000 was issued in notes payable.

As of September 30, 2010, the maximum future contingency payments related to all acquisitions totaled $144,841,000, of which $86,221,000 relates to acquisitions consummated prior to January 1, 2009 and $58,620,000 relates to acquisitions consummated subsequent to January 1, 2009.

For acquisitions consummated after January 1, 2009, $28,183,000 was initially recorded as the estimated earn-out payable. As of September 30, 2010, the fair value of the estimated earn-out payable was re-evaluated and reduced by $1,616,000, which resulted in a credit to the Condensed Consolidated Statement of Income. Additionally, the interest expense accretion to the Condensed Consolidated Statement of Income for the three months ended September 30, 2010 and 2009 was $253,000 and $58,000, respectively. The interest expense accretion to the Condensed Consolidated Statement of Income for the nine months ended September 30, 2010 and 2009 was $580,000 and $102,000, respectively. As of September 30, 2010, the estimated earn-out payable was $26,714,000, of which $1,426,000 is recorded as current liabilities and $25,288,000 is recorded as non-current liabilities.

NOTE 6· Goodwill

Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. Brown & Brown completed its most recent annual assessment as of November 30, 2009 and identified no impairment as a result of the evaluation.

The changes in goodwill for the nine months ended September 30, 2010 are as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Total
Balance as of January 1, 2010	$656,108	$152,601	$256,418	$9,270	$1,074,397
Goodwill of acquired businesses	32,771	—	942	59,089	92,802
Goodwill disposed of relating to sales of businesses	—	—	—	—	—

Balance as of September 30, 2010	$688,879	$152,601	$257,360	$68,359	$1,167,199

NOTE 7· Amortizable Intangible Assets

Amortizable intangible assets at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010				December 31, 2009
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (years)
Purchased customer accounts	$795,114	$(317,533)	$477,581	14.9	$747,717	$(280,473)	$467,244	14.9
Noncompete agreements	25,039	(23,635)	1,404	7.3	24,721	(23,103)	1,618	7.3

Total	$820,153	$(341,168)	$478,985		$772,438	$(303,576)	$468,862

Amortization expense for other amortizable intangible assets for the years ending December 31, 2010, 2011, 2012, 2013 and 2014 is estimated to be $51,228,000, $51,427,000, $50,785,000, $49,885,000, and $48,699,000, respectively.

NOTE 8· Long-Term Debt

Long-term debt at September 30, 2010 and December 31, 2009 consisted of the following:

(in thousands)	2010	2009
Unsecured senior notes	$250,000	$250,000
Acquisition notes payable	1,745	17,289
Revolving credit facility	—	—
Other notes payable	11	44

Total debt	251,756	267,333
Less current portion	(101,689)	(17,124)

Long-term debt	$150,067	$250,209

In July 2004, the Company completed a private placement of $200.0 million of unsecured senior notes (the “Notes”). The $200.0 million is divided into two series: (1) Series A, which closed on September 15, 2004, for $100.0 million due in 2011 and bearing interest at 5.57% per year; and (2) Series B, which closed on July 15, 2004, for $100.0 million due in 2014 and bearing interest at 6.08% per year. Brown & Brown has used the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. As of September 30, 2010 and December 31, 2009, there was an outstanding balance of $200.0 million on the Notes.

On December 22, 2006, the Company entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). The Purchaser also purchased Notes issued by the Company in 2004. The Master Agreement provides for a $200.0 million private uncommitted “shelf” facility for the issuance of senior unsecured notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten years, as the parties may determine. The Master Agreement includes various covenants, limitations and events of default similar to the Notes issued in 2004. The initial issuance of notes under the Master Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.66% per year. On February 1, 2008, $25.0 million in Series D Senior Notes due January 15, 2015, with a fixed interest rate of 5.37% per year, were issued. As of September 30, 2010 and December 31, 2009, there was an outstanding balance of $50.0 million under the Master Agreement.

On June 12, 2008, the Company entered into an Amended and Restated Revolving Loan Agreement dated as of June 3, 2008 (the “Loan Agreement”) with a national banking institution, amending and restating the existing Revolving Loan Agreement dated September 29, 2003, as amended (the “Revolving Agreement”), to increase the lending commitment to $50.0 million (subject to potential increases up to $100.0 million) and to extend the maturity date from December 20, 2011 to June 3, 2013. The Revolving Agreement initially provided for a revolving credit facility in the maximum principal amount of $75.0 million. After a series of amendments that provided covenant exceptions for the Notes issued or to be issued under the Master Agreement and relaxed or deleted certain other covenants, the maximum principal amount was reduced to $20.0 million. The calculation of interest and fees is generally based on the Company’s quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization, and non-cash stock-based compensation. Interest is charged at a rate equal to 0.50% to 1.00% above the London Interbank Offering Rate (“LIBOR”) or 1.00% below the base rate, each as more fully defined in the Loan Agreement. Fees include an upfront fee, an availability fee of 0.10% to 0.20%, and a letter of credit usage fee of 0.50% to 1.00%. The Loan Agreement contains various covenants, limitations, and events of default customary for similar facilities for similar borrowers. The 90-day LIBOR was 0.29% and 0.25% as of September 30, 2010 and December 31, 2009, respectively. There were no borrowings against this facility at September 30, 2010 or December 31, 2009.

All three of these credit agreements require Brown & Brown to maintain certain financial ratios and comply with certain other covenants. Brown & Brown was in compliance with all such covenants as of September 30, 2010 and December 31, 2009.

Acquisition notes payable represent debt incurred to sellers of certain insurance operations that the Company acquired. These notes and future contingent payments are payable in monthly, quarterly and annual installments through July 2013, including interest in the range from 0.0% to 6.0%.

NOTE 9· Supplemental Disclosures of Cash Flow Information and Non-Cash Financing and Investing Activities

	For the nine months ended September 30,
(in thousands)	2010	2009
Cash paid during the period for:
Interest	$10,858	$13,494
Income taxes	$47,488	$56,889

Brown & Brown’s significant non-cash investing and financing activities are summarized as follows:

	For the nine months ended September 30,
(in thousands)	2010	2009
Unrealized holding loss on available-for-sale securities, net of tax benefit of $0 for 2010 and $5 for 2009	$—	$(9)
Notes payable issued or assumed for purchased customer accounts	$2,274	$11,079
Estimated acquisition earn-out payable and related changes	$20,957	$6,261
Notes receivable on the sale of fixed assets and customer accounts	$1,204	$(958)

NOTE 10· Comprehensive Income

The components of comprehensive income, net of related income tax effects, are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2010	2009	2010	2009
Net income	$44,293	$40,961	$129,606	$129,641
Net unrealized holding loss (gain) on available-for-sale securities	2	4	—	(9)

Comprehensive income	$44,295	$40,965	$129,606	$129,632

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

NOTE 12· Segment Information

Brown & Brown’s business is divided into four reportable segments: the Retail Division, which provides a broad range of insurance products and services to commercial, public and quasi-public entities, and professional and individual customers; the National Programs Division, which is comprised of two units - Professional Programs, which provides professional liability and related package products for certain professionals delivered through nationwide networks of independent agents, and Special Programs, which markets targeted products and services designed for specific industries, trade groups, public and quasi-public entities, and market niches; the Wholesale Brokerage Division, which markets and sells excess and surplus commercial and personal lines insurance, and reinsurance, primarily through independent agents and brokers; and the Services Division, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside services and Social Security disability advocacy services.

Brown & Brown conducts all of its operations within the United States of America, except for one wholesale brokerage operation based in London, England that commenced business in March 2008. Our London operation earned $2.2 million and $1.7 million of total revenues for the three months ended September 30, 2010 and 2009, respectively. This operation earned $8.1 million and $4.8 million of total revenues for the nine months ended September 30, 2010 and 2009, respectively. Additionally, this operation earned $6.6 million of total revenues for the year ended December 31, 2009.

The following table shows summarized financial information concerning Brown & Brown’s reportable segments for the three months ended September 30, 2010 and 2009. The “Other” column includes any income and expenses not allocated to reportable segments and corporate-related items, including the inter-company interest expense charge to the reporting segment.

	For the three months ended September 30, 2010
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$144,083	$49,894	$40,707	$11,659	$1,273	$247,616
Investment income	$28	$—	$10	$3	$304	$345
Amortization	$7,690	$2,304	$2,545	$320	$10	$12,869
Depreciation	$1,316	$761	$656	$87	$296	$3,116
Interest	$6,578	$763	$2,597	$643	$(6,974)	$3,607
Income before income taxes	$34,021	$20,921	$7,272	$1,952	$8,868	$73,034
Total assets	$1,856,330	$729,660	$625,175	$142,451	$(965,805)	$2,387,811
Capital expenditures	$1,224	$400	$507	$86	$67	$2,284

	For the three months ended September 30, 2009
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$144,803	$47,343	$43,076	$8,300	$244	$243,766
Investment income	$69	$1	$9	$6	$90	$175
Amortization	$7,473	$2,308	$2,562	$115	$10	$12,468
Depreciation	$1,506	$706	$728	$75	$308	$3,323
Interest	$7,703	$1,348	$3,483	$155	$(9,067)	$3,622
Income before income taxes	$31,364	$16,897	$7,019	$1,858	$10,353	$67,491
Total assets	$1,754,160	$697,402	$618,801	$46,396	$(878,637)	$2,238,122
Capital expenditures	$621	$1,045	$654	$33	$119	$2,472

The following table shows summarized financial information concerning Brown & Brown’s reportable segments for the nine months ended September 30, 2010 and 2009. The “Other” column includes any income and expenses not allocated to reportable segments and corporate-related items, including the inter-company interest expense charge to the reporting segment.

	For the nine months ended September 30, 2010
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$440,514	$143,197	$125,680	$30,450	$3,713	$743,554
Investment income	$145	$1	$21	$12	$843	$1,022
Amortization	$22,848	$6,912	$7,656	$627	$29	$38,072
Depreciation	$4,050	$2,270	$2,047	$233	$898	$9,498
Interest	$20,265	$2,595	$8,275	$1,075	$(21,363)	$10,847
Income before income taxes	$103,958	$57,761	$22,944	$5,375	$24,093	$214,131
Total assets	$1,856,330	$729,660	$625,175	$142,451	$(965,805)	$2,387,811
Capital expenditures	$2,974	$1,932	$1,461	$297	$584	$7,248

	For the nine months ended September 30, 2009
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$451,966	$148,656	$126,517	$24,655	$1,921	$753,715
Investment income	$221	$3	$56	$18	$647	$945
Amortization	$22,448	$6,870	$7,679	$346	$29	$37,372
Depreciation	$4,567	$2,030	$2,164	$263	$931	$9,955
Interest	$24,214	$4,209	$10,932	$514	$(28,981)	$10,888
Income before income taxes	$101,257	$58,575	$18,587	$5,483	$29,775	$213,677
Total assets	$1,754,160	$697,402	$618,801	$46,396	$(878,637)	$2,238,122
Capital expenditures	$2,722	$3,238	$2,538	$120	$116	$8,734

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION UPDATES THE MD&A CONTAINED IN THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED IN 2009, AND THE TWO DISCUSSIONS SHOULD BE READ TOGETHER.

GENERAL

Brown & Brown, Inc. together with its subsidiaries (collectively, “we” or the “Company”) is a diversified insurance agency, wholesale brokerage, programs and services organization headquartered in Daytona Beach and Tampa, Florida. As an insurance intermediary, our principal sources of revenue are commissions paid by insurance companies and, to a lesser extent, fees paid directly by customers. Commission revenues generally represent a percentage of the premium paid by an insured and are materially affected by fluctuations in both premium rate levels charged by insurance companies and the insureds’ underlying “insurable exposure units,” which are units that insurance companies use to measure or express insurance exposed to risk (such as property values, sales and payroll levels), to determine what premium to charge the insured. Insurance companies establish these premium rates based upon many factors, including reinsurance rates paid by such insurance companies, none of which we control.

The volume of business from new and existing insured customers, fluctuations in insurable exposure units and changes in general economic and competitive conditions all affect our revenues. For example, inflation rates or a continuing general decline in economic activity could affect the values of insurable exposure units. Conversely, the increasing costs of litigation settlements and awards have caused some customers to seek higher levels of insurance coverage. Historically, our revenues have typically grown as a result of an intense focus on net new business growth and acquisitions.

We foster a strong, decentralized sales culture with a goal of consistent, sustained growth over the long term. Currently, our senior leadership group includes nine executive officers with regional responsibility for oversight of designated operations within the Company. In July 2009, J. Powell Brown, who serves as President of Brown & Brown, Inc., succeeded his father, J. Hyatt Brown, as Chief Executive Officer. Mr. Hyatt Brown continues to serve as Chairman of the Board, and remains actively involved with acquisitions and recruitment. As previously announced, Jim W. Henderson, our Vice Chairman and Chief Operating Officer, retired from the Company on August 1, 2010.

We increased revenues every year from 1993 to 2008. However, in 2009, our revenues declined from the prior year to $967.9 million. Our revenue growth from 1993 to 2009 reflected a compound annual growth rate of 15.6%. In the same period, we increased net income from $8.0 million in 1993 to $153.3 million in 2009, a compound annual growth rate of 20.3%.

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

Beginning in the first quarter of 2007 through the third quarter of 2010, we experienced negative internal revenue growth each quarter. This was due primarily to the “soft market” and, beginning in the second half of 2008 and through the third quarter of 2010, the decline in insurable exposure units, which further reduced our commissions and fees revenues. Part of the decline in 2007 was the result of the increased governmental involvement in the Florida insurance marketplace, as described below in “Florida Insurance Overview.” One industry segment that was hit especially hard during these years was the home-building industry in southern California and, to a lesser extent, in Nevada, Arizona and Florida. We have a wholesale brokerage operation that focuses on placing property and casualty insurance products for that homebuilding segment and a program operation that places errors and omissions professional liability coverages for title agents. These operations’ revenues were negatively affected by these national economic trends primarily in 2007 and 2008, but continuing through the third quarter of 2010.

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

We also earn “profit-sharing contingent commissions,” which are profit-sharing commissions based primarily on underwriting results, but may also reflect considerations for volume, growth and/or retention. These commissions are primarily received in the first and second quarters of each year, based on the aforementioned considerations for the prior year(s). Over the last three years, profit-sharing contingent commissions have averaged approximately 5.9% of the previous year’s total commissions and fees revenue. Profit-

sharing contingent commissions are typically included in our total commissions and fees in the Consolidated Statements of Income in the year received. The term “core commissions and fees” excludes profit-sharing contingent commissions and therefore represents the revenues earned directly from specific insurance policies sold, and specific fee-based services rendered. In recent years, five national insurance companies have replaced the loss-ratio based profit-sharing contingent commission calculation with a guaranteed fixed-based methodology, referred to as “Guaranteed Supplemental Commissions” (“GSCs”). Since these GSCs are not subject to the uncertainty of loss ratios, they are accrued throughout the year based on actual premiums written. As of December 31, 2009, we earned $15.9 million from GSCs during 2009, most of which was collected in the first quarter of 2010. For the nine-month periods ended September 30, 2010 and 2009, we earned $10.4 million and $12.8 million, respectively, from GSCs.

Fee revenues relate to fees negotiated in lieu of commissions, which are recognized as services are rendered. Fee revenues are generated primarily by: (1) our Services Division, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside services and Social Security disability advocacy services, and (2) our National Programs and Wholesale Brokerage Divisions, which earn fees primarily for the issuance of insurance policies on behalf of insurance companies. These services are provided over a period of time, typically one year. Fee revenues, as a percentage of our total commissions and fees, represented 13.3% in 2009 and 13.7% in 2008.

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

In August 2002, the Florida Legislature created Citizens Property Insurance Corporation (“Citizens”) to be the “insurer of last resort” in Florida. Initially, Citizens charged insurance rates that were higher than those generally prevailing in the private insurance marketplace. In each of 2004 and 2005, four major hurricanes made landfall in Florida. As a consequence of the resulting significant insurance property losses, Florida property insurance rates increased in 2006. To counter the increased property insurance rates, the State of Florida instructed Citizens to essentially reduce its property insurance rates by one-half beginning in January 2007. By state law, Citizens guaranteed these rates through January 1, 2010. As a result, Citizens became one of the most, if not the most, competitive risk-bearers for a large percentage of Florida’s commercial habitational coastal property exposures, such as condominiums, apartments, and certain assisted living facilities. Additionally, Citizens became the only insurance market for certain homeowner policies throughout Florida. Today, Citizens is one of the largest underwriters of coastal property exposures in Florida. Effective January 1, 2010, Citizens raised its insurance rates, on average, 10% for properties with values of less than $10 million, and more than 10% for properties with values in excess of $10 million. As a result, the impact of Citizens should continue to decline in 2010. It is expected that Citizens will again raise its insurance rates, on average, 10% for properties less than $10 million in values. For properties with values in excess of $10 million, Citizens is expected to make any insurance rate change determination in the first quarter of 2011.

In 2007, Citizens became the principal direct competitor of the insurance companies that underwrite the condominium program administered by one of our indirect subsidiaries, Florida Intracoastal Underwriters, Limited Company (“FIU”), and the excess and surplus lines insurers represented by our wholesale brokers such as Hull & Company, Inc., another of our subsidiaries. Consequently, these operations lost significant amounts of revenue to Citizens. During 2008, 2009 and the first nine months of 2010, FIU’s revenues were relatively flat and therefore, Citizens’ impact was not as dramatic as in 2007. Citizens continued to be competitive with the excess and surplus lines insurers, and therefore negatively affected the revenues of our Florida-based wholesale brokerage operations, such as Hull & Company, Inc., from 2007 through the first nine months of 2010. However, with Citizens’ increased insurance rates effective January 1, 2010, certain excess and surplus lines insurers may be more competitive with Citizens.

Citizens’ impact on our Florida Retail Division was less severe than on our National Program and Wholesale Brokerage Divisions, because our retail offices have the ability to place business with Citizens, although at slightly lower commission rates and with greater difficulty in placing coverage.

Company Overview — Third Quarter of 2010

For 15 consecutive quarters, we have recorded negative internal revenue growth of our core commissions and fees revenues as a result of the continuing “soft market,” the competitiveness of Citizens’ rates, and the general weakness of the U.S. economy since the second half of 2008. Our total core commissions and fees revenues, excluding the effect of recent acquisitions, profit-sharing contingencies and sales of books of businesses for the three months ended September 30, 2010, had a negative internal growth rate of (2.6)%, which represented $6.0 million of net lost business. Of the $6.0 million of net lost business, $7.1 million and $0.9 million of net lost business related to the Retail Division and the Wholesale Division, respectively, but partially offset by a $2.0 million net increase at our National Programs Division. The net lost business in the Retail division is primarily the continued reduction in insurable exposure units as a result of the general weakness in the economy, and to a lesser extent, the continued “soft market.” National Programs Division had a net increase in core commissions and fees of $2.0 million, primarily due to $1.7 million increase in net new business at Proctor Financial, Inc. (“Proctor”), our subsidiary that provides lender-placed insurance for financial institutions that service mortgage loans. Excluding the impact of Proctor, our negative internal growth rate for the three months ended September 30, 2010 was (3.5)%.

Employee compensation and benefits, and other operating expenses for the third quarter of 2010 decreased, on a net basis, approximately 1.2%, or $1.8 million, from the same period in 2009. However, within that net decrease were $3.0 million of new costs related to new acquisitions that were stand-alone offices. Therefore, employee compensation and benefits, and other operating expenses from those offices that existed in the same three-month periods ended September 30, 2010 and 2009 (including the new acquisitions that folded into those offices) decreased by $4.8 million. Of this decrease $3.6 million related to a reimbursement of legal fees from an insurance carrier that provided the professional errors and omissions liability insurance tail coverage for an operation that we acquired in 2001. Excluding this $3.6 million legal reimbursement, the remaining $1.2 million net reductions from these offices were primarily related to broad-based reductions in occupancy costs, supplies and miscellaneous expenses.

Acquisitions

Approximately 18,000 independent insurance agencies currently operate in the United States. Part of our continuing business strategy is to attract high-quality insurance agencies to join our operations. Acquisition activity slowed in 2009, in part because potential sellers were dissatisfied with reduced agency valuations that resulted from lower revenues and operating profits due to the continuing “soft market” and decreasing exposure units. These potential sellers therefore opted to defer the sales of their insurance agencies. During 2010, some sellers appear to be more comfortable with their valuation and their earn-out ability, and therefore more acquisitions have closed. A summary of our acquisitions for the nine months ended September 30, 2010 and 2009 is as follows (in millions, except for number of acquisitions):

	Number of Acquisitions		Estimated Annual Revenues	Net Cash Paid	Notes Issued	Liabilities Assumed	Recorded Earn-out Payable	Aggregate Purchase Price
For the Nine Months ended September 30:	Asset	Stock
2010	18	—	$51.5	$119.7	$0.3	$1.4	$20.9	$142.3
2009	8	—	$20.4	$38.8	$0.3	$1.6	$6.3	$47.0

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes.

Financial information relating to our Consolidated Financial Results for the three and nine months ended September 30, 2010 and 2009 is as follows (in thousands, except percentages):

	For the three months ended September 30,			For the nine months ended September 30,
	2010	2009	% Change	2010	2009	% Change
REVENUES
Commissions and fees	$236,435	$232,595	1.7%	$689,482	$704,422	(2.1)%
Profit-sharing contingent commissions	9,667	10,421	(7.2)%	48,347	47,153	2.5%
Investment income	345	175	97.1%	1,022	945	8.1%
Other income, net	1,169	575	103.3%	4,703	1,195	293.6%

Total revenues	247,616	243,766	1.6%	743,554	753,715	(1.3)%

EXPENSES
Employee compensation and benefits	122,001	119,607	2.0%	365,556	369,573	(1.1)%
Non-cash stock-based compensation	1,495	1,732	(13.7)%	5,230	5,243	(0.2)%
Other operating expenses	31,301	35,523	(11.9)%	101,256	107,007	(5.4)%
Amortization	12,869	12,468	3.2%	38,072	37,372	1.9%
Depreciation	3,116	3,323	(6.2)%	9,498	9,955	(4.6)%
Interest	3,607	3,622	(0.4)%	10,847	10,888	(0.4)%
Change in estimated acquisition earn-out payable	193	—	—%	(1,036)	—	—%

Total expenses	174,582	176,275	(1.0)%	529,423	540,038	(2.0)%

Income before income taxes	73,034	67,491	8.2%	214,131	213,677	0.2%

Income taxes	28,741	26,530	8.3%	84,525	84,036	0.6%

NET INCOME	$44,293	$40,961	8.1%	$129,606	$129,641	—%

Net internal growth rate – core commissions and fees	(2.6)%	(5.2)%		(5.1)%	(4.1)%
Employee compensation and benefits ratio	49.3%	49.1%		49.2%	49.0%
Other operating expenses ratio	12.6%	14.6%		13.6%	14.2%

Capital expenditures	$2,284	$2,472		$7,248	$8,734
Total assets at September 30, 2010 and 2009				$2,387,811	$2,238,122

Commissions and Fees

Commissions and fees, including profit-sharing contingent commissions, for the third quarter of 2010 increased $3.1 million, or 1.3%, over the same period in 2009. Profit-sharing contingent commissions for the third quarter of 2010 decreased $0.8 million or 7.2%, from the third quarter of 2009, to $9.7 million. Core commissions and fees are our commissions and fees, less (i) profit-sharing contingent commissions and (ii) divested business (commissions and fees generated from offices, books of business or niches sold or terminated). Commissions and fees revenue for the third quarter of 2010 increased $3.8 million on a net basis, of which approximately $10.3 million represented core commissions and fees from agencies acquired since the third quarter of 2009. After divested business of $0.4 million, the remaining net decrease of $6.0 million represented net lost business, which reflects a (2.6%) internal growth rate for core commissions and fees. Excluding the increase in the core commissions and fees at Proctor, our internal revenue growth rate for the third quarter of 2010 is (3.5)%, a slight deterioration from the (3.0)% internal growth rate in the second quarter of 2010.

Commissions and fees, including profit-sharing contingent commissions, for the nine months ended September 30, 2010 decreased $13.7 million, or 1.8%, from the same period in 2009. For the nine months ended September 30, 2010, profit-sharing contingent commissions increased $1.2 million over the comparable period in 2009, to $48.3 million. Commissions and fees revenue for the first nine months of 2010 decreased $14.9 million, of which approximately $21.9 million of the total increase represents core commissions and fees from acquisitions that had no comparable operations in the same period of 2009. After divested business of $1.2 million, the remaining net decrease of $35.6 million represents net lost business, which reflects a (5.1)% internal growth rate for core commissions and fees. Excluding the decline in the core commissions and fees at Proctor, our internal revenue growth rate for the first nine months of 2010 is (4.0)%, an improvement from the (6.9)% internal growth rate for the 2009 year.

Investment Income

Investment income for the three months ended September 30, 2010 increased $0.2 million, or 97.1%, over the same period in 2009. Investment income for the nine months ended September 30, 2010 increased $0.1 million, or 8.1%, over the same period in 2009. These increases are primarily due to lower investment yields on higher average invested balances.

Other Income, net

Other income for the three months ended September 30, 2010 reflected income of $1.2 million, compared with $0.6 million in the same period in 2009. Other income for the nine months ended September 30, 2010 reflected income of $4.7 million, compared with $1.2 million in the same period in 2009. Other income consists primarily of gains and losses from the sale and disposition of assets. Although we are not in the business of selling customer accounts, we periodically will sell an office or a book of business (one or more customer accounts) that does not produce reasonable margins or demonstrate a potential for growth, or when doing so is otherwise in the Company’s interest. Of the $3.5 million increase in Other income, net for the nine months ended September 30, 2010, $1.7 million relates to a legal judgment that we received from prior employees who violated their non-solicitation agreements.

Employee Compensation and Benefits

Employee compensation and benefits for the third quarter of 2010 increased, on a net basis, approximately 2.0%, or $2.4 million, over the same period in 2009. However, within that net increase were $2.4 million of new compensation costs related to new acquisitions that were stand-alone offices. Therefore, employee compensation and benefits from those offices that existed in the same three-month periods ended September 30, 2010 and 2009 (including the new acquisitions that folded into those offices) decreased by less than $0.1 million. Even though employee compensation and benefits expense was essentially flat from these offices, there were increases in producer compensation ($1.5 million), bonuses ($0.2 million) and group health insurance costs ($1.6 million), though these were offset by reductions in management and staff salaries. Employee compensation and benefits expense as a percentage of total revenue increased slightly to 49.3% for the three months ended September 30, 2010, from 49.1% for the three months ended September 30, 2009.

Employee compensation and benefits for the nine months ended September 30, 2010 decreased $4.0 million, or 1.1%, from the same period in 2009. However, within that net decrease were $5.4 million of new compensation costs related to new acquisitions that were stand-alone offices. Therefore, employee compensation and benefits expense from those offices that existed in the same nine-month periods ended September 30, 2010 and 2009 (including the new acquisitions that folded into those offices) decreased by $9.4 million. The employee compensation and benefit expense reductions from these offices were primarily related to a reduction in salaries and bonuses of $9.4 million. Employee compensation and benefits expense as a percentage of total revenue increased slightly to 49.2% for the first nine months of 2010, from 49.0% for the first nine months of 2009.

Non-Cash Stock-Based Compensation

The Company has an employee stock purchase plan, and grants stock options and non-vested stock awards to its employees. Compensation expense for all share-based awards is recognized in the financial statements based upon the grant-date fair value of those awards. Non-cash stock-based compensation expense for the three months ended September 30, 2010 decreased less than $0.2 million, or 13.7%, from the same period in 2009. Non-cash stock-based compensation expense for the nine months ended September 30, 2010 decreased less than $0.1 million, or 0.2%, from the same period in 2009. For the entire year of 2010, we expect the total non-cash stock-based compensation expense to be approximately $6.7 million, compared with the total cost of $7.4 million for the year 2009. The decreased annual estimated cost primarily relates to reduced participation in the employee stock purchase plan.

Other Operating Expenses

Other operating expenses for the third quarter of 2010 decreased $4.2 million, or 11.9%, from the same period in 2009, of which $0.6 million related to acquisitions that joined as stand-alone offices since October 1, 2009. Therefore, other operating expenses from those offices that existed in both the three-month periods ended September 30, 2010 and 2009 (including the new acquisitions that folded into those offices) decreased by $4.8 million. Of the $4.8 million decrease, $3.6 million related to a reimbursement of legal fees from an insurance company that provided the professional errors and omissions liability insurance tail coverage for an operation that we acquired in 2001. The $3.6 million legal reimbursement was for $1.6 million of legal fees expended in the first eight months of 2010 and for $2.0 million in legal fees expended prior to 2010. Excluding the $3.6 million legal reimbursement, the remaining $1.2 million net reductions from these offices were primarily related to broad-based reductions in occupancy costs, supplies and miscellaneous expenses.

Other operating expenses for the first nine months of 2010 decreased $5.8 million, or 5.4%, from the same period in 2009, of which $1.0 million related to acquisitions that joined us as stand-alone offices since February 1, 2009. Therefore, other operating expenses from those offices that existed in both the nine-month periods ended September 30, 2010 and 2009 (including the new acquisitions that folded into those offices) decreased by $6.8 million. Excluding the $3.6 million legal reimbursement, the remaining $3.2 million net reductions from these offices were broad-based reductions in occupancy costs, supplies, postage, and insurance expense, but partially offset by $1.5 million of increases in legal expenses and errors and omissions reserves.

Amortization

Amortization expense for the third quarter of 2010 increased $0.4 million, or 3.2%, over the third quarter of 2009. Amortization expense for the nine months ended September 30, 2010 increased $0.7 million, or 1.9%, over the first nine months of 2009. These increases are primarily due to the amortization of additional intangible assets as the result of recent acquisitions.

Depreciation

Depreciation expense for the third quarter of 2010 decreased $0.2 million, or 6.2%, from the third quarter of 2009. Depreciation expense for the nine months ended September 30, 2010 decreased $0.5 million, or 4.6%, from the nine months ended September 30, 2009. These decreases are due primarily to lower acquisition activity during 2009.

Interest Expense

Interest expense for the third quarter of 2010 decreased less than $0.1 million, or 0.4%, from the third quarter of 2009. Interest expense for the nine months ended September 30, 2010 decreased less than $0.1 million, or 0.4%, from the same period in 2009. This decrease is a result of a slight reduction in debt outstanding.

Change in estimated acquisition earn-out payable

For acquisitions consummated after January 1, 2009, $28.2 million was initially recorded as estimated acquisition earn-out payable. As of March 31, 2010, the fair value of the estimated acquisition earn-out payable was re-evaluated and reduced by $0.8 million, and as of June 30, 2010, the fair value of the estimated acquisition earn-out payable was re-evaluated and reduced by an additional $0.7 million and as of September 30, 2010, the fair value of the estimated acquisition earn-out payable was re-evaluated and reduced by an additional $0.1 million, all which resulted in a credit to the Condensed Consolidated Statement of Income. Additionally, the interest expense accretion to the Condensed Consolidated Statement of Income for the three months ended September 30, 2010 and 2009 was $0.3 million and $0.1, respectively. The interest expense accretion to the Condensed Consolidated Statement of Income for the nine months ended September 30, 2010 and 2009 was $0.6 million and $0.1 million, respectively.

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

Total core commissions and fees revenues are our total commissions and fees, less (i) profit-sharing contingent commissions (revenue derived from special revenue-sharing commissions from insurance companies based upon the volume and the growth and/or profitability of the business placed with such companies during the prior year), and (ii) divested business (commissions and fees generated from offices, books of business or niches sold by the Company or terminated).

The internal growth rates for our core commissions and fees for the three months ended September 30, 2010 and 2009, by divisional units are as follows (in thousands, except percentages):

2010	For the three months ended September 30,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
	2010	2009
Florida Retail	$34,035	$34,925	$(890)	(2.5)%	$24	$(914)	(2.6)%
National Retail	81,743	80,822	921	1.1%	5,089	(4,168)	(5.2)%
Western Retail	25,656	26,128	(472)	(1.8)%	1,585	(2,057)	(7.9)%

Total Retail(1)	141,434	141,875	(441)	(0.3)%	6,698	(7,139)	(5.0)%

Professional Programs	11,675	12,632	(957)	(7.6)%	—	(957)	(7.6)%
Special Programs	37,555	34,583	2,972	8.6%	—	2,972	8.6%

Total National Programs	49,230	47,215	2,015	4.3%	—	2,015	4.3%

Wholesale Brokerage	34,135	34,809	(674)	(1.9)%	182	(856)	(2.5)%
Services	11,636	8,296	3,340	40.3%	3,401	(61)	(0.7)%

Total Core Commissions and Fees	$236,435	$232,195	$4,240	1.8%	$10,281	$(6,041)	(2.6)%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Condensed Consolidated Statements of Income for the three months ended September 30, 2010 and 2009 is as follows (in thousands, except percentages):

	For the three months ended September 30,
	2010	2009
Total core commissions and fees	$236,435	$232,195
Profit-sharing contingent commissions	9,667	10,421
Divested business	—	400

Total commission & fees	$246,102	$243,016

(1)	The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 12 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

2009	For the three months ended September 30,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
	2009	2008
Florida Retail	$35,008	$40,025	$(5,017)	(12.5)%	$—	$(5,017)	(12.5)%
National Retail	80,962	77,217	3,745	4.8%	7,394	(3,649)	(4.7)%
Western Retail	26,279	26,774	(495)	(1.8)%	2,725	(3,220)	(12.0)%

Total Retail(1)	142,249	144,016	(1,767)	(1.2)%	10,119	(11,886)	(8.3)%

Professional Programs	12,451	11,582	869	7.5%	—	869	7.5%
Special Programs	34,790	33,433	1,357	4.1%	892	465	1.4%

Total National Programs	47,241	45,015	2,226	4.9%	892	1,334	3.0%

Wholesale Brokerage	34,809	36,491	(1,682)	(4.6)%	277	(1,959)	(5.4)%
Services	8,296	7,917	379	4.8%	—	379	4.8%

Total Core Commissions and Fees	$232,595	$233,439	$(844)	(0.4)%	$11,288	$(12,132)	(5.2)%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Condensed Consolidated Statements of Income for the three months ended September 30, 2009 and 2008 is as follows (in thousands, except percentages):

	For the three months ended September 30,
	2009	2008
Total core commissions and fees	$232,595	$233,439
Profit-sharing contingent commissions	10,421	9,730
Divested business	—	597

Total commission & fees	$243,016	$243,766

(1)	The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 12 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

The internal growth rates for our core commissions and fees for the nine months ended September 30, 2010 and 2009, by divisional units are as follows (in thousands, except percentages):

2010	For the nine months ended September 30,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
	2010	2009
Florida Retail	$113,731	$118,914	$(5,183)	(4.4)%	$57	$(5,240)	(4.4)%
National Retail	239,741	236,934	2,807	1.2%	10,307	(7,500)	(3.2)%
Western Retail	71,501	75,655	(4,154)	(5.5)%	4,069	(8,223)	(10.9)%

Total Retail(1)	424,973	431,503	(6,530)	(1.5)%	14,433	(20,963)	(4.9)%

Professional Programs	30,844	33,095	(2,251)	(6.8)%	—	(2,251)	(6.8)%
Special Programs	93,982	103,287	(9,305)	(9.0)%	740	(10,045)	(9.7)%

Total National Programs	124,826	136,382	(11,556)	(8.5)%	740	(12,296)	(9.0)%

Wholesale Brokerage	109,322	110,680	(1,358)	(1.2)%	1,035	(2,393)	(2.2)%
Services	30,361	24,640	5,721	23.2%	5,729	(8)	—%

Total Core Commissions and Fees	$689,482	$703,205	$(13,723)	(2.0)%	$21,937	$(35,660)	(5.1)%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2010 and 2009 is as follows (in thousands, except percentages):

	For the nine months ended September 30,
	2010	2009
Total core commissions and fees	$689,482	$703,205
Profit-sharing contingent commissions	48,347	47,153
Divested business	—	1,217

Total commission & fees	$737,829	$751,575

(1)	The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 12 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

2009	For the nine months ended September 30,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
	2009	2008
Florida Retail	$119,130	$126,586	$(7,456)	(5.9)%	$6,203	$(13,659)	(10.8)%
National Retail	237,346	220,976	16,370	7.4%	28,182	(11,812)	(5.3)%
Western Retail	76,218	71,549	4,669	6.5%	14,758	(10,089)	(14.1)%

Total Retail(1)	432,694	419,111	13,583	3.2%	49,143	(35,560)	(8.5)%

Professional Programs	32,554	31,162	1,392	4.5%	—	1,392	4.5%
Special Programs	103,854	88,645	15,209	17.2%	1,206	14,003	15.8%

Total National Programs	136,408	119,807	16,601	13.9%	1,206	15,395	12.8%

Wholesale Brokerage	110,680	117,739	(7,059)	(6.0)%	1,359	(8,418)	(7.1)%
Services	24,640	23,832	808	3.4%	—	808	3.4%

Total Core Commissions and Fees	$704,422	$680,489	$23,933	3.5%	$51,708	$(27,775)	(4.1)%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2009 and 2008 is as follows (in thousands, except percentages):

	For the nine months ended September 30,
	2009	2008
Total core commissions and fees	$704,422	$680,489
Profit-sharing contingent commissions	47,153	51,489
Divested business	—	4,151

Total commission & fees	$751,575	$736,129

(1)	The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 12 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

Retail Division

The Retail Division provides a broad range of insurance products and services to commercial, public and quasi-public, professional and individual insured customers. More than 96.0% of the Retail Division’s commissions and fees revenues are commission-based. Since the majority of our operating expenses do not change as premiums fluctuate, we believe that most of any fluctuation in the commissions (net of related producer compensation and bonuses) that we receive will be reflected in our pre-tax income.

Financial information relating to Brown & Brown’s Retail Division for the three and nine months ended September 30, 2010 and 2009 is as follows (in thousands, except percentages):

	For the three months ended September 30,			For the nine months ended September 30,
	2010	2009	% Change	2010	2009	% Change
REVENUES
Commissions and fees	$141,179	$142,199	(0.7)%	$424,197	$431,921	(1.8)%
Profit-sharing contingent commissions	2,832	2,198	28.8%	14,951	19,632	(23.8)%
Investment income	28	69	(59.4)%	145	221	(34.4)%
Other income, net	44	337	(86.9)%	1,221	192	535.9%

Total revenues	144,083	144,803	(0.5)%	440,514	451,966	(2.5)%

EXPENSES
Employee compensation and benefits	71,655	72,045	(0.5)%	217,889	222,605	(2.1)%
Non-cash stock-based compensation	871	1,164	(25.2)%	2,647	3,533	(25.1)%
Other operating expenses	21,850	23,548	(7.2)%	70,087	73,342	(4.4)%
Amortization	7,690	7,473	2.9%	22,848	22,448	1.8%
Depreciation	1,316	1,506	(12.6)%	4,050	4,567	(11.3)%
Interest	6,578	7,703	(14.6)%	20,265	24,214	(16.3)%
Change in acquisition earn-out payable	102	—	—%	(1,230)	—	—%

Total expenses	110,062	113,439	(3.0)%	336,556	350,709	(4.0)%

Income before income taxes	$34,021	$31,364	8.5%	$103,958	$101,257	2.7%

Net internal growth rate – core commissions and fees	(5.0)%	(8.3)%		(4.9)%	(8.5)%
Employee compensation and benefits ratio	49.7%	49.8%		49.5%	49.3%
Other operating expenses ratio	15.2%	16.3%		15.9%	16.2%

Capital expenditures	$1,224	$621		$2,974	$2,722
Total assets at September 30, 2010 and 2009				$1,856,330	$1,754,160

The Retail Division’s total revenues during the three months ended September 30, 2010 decreased 0.5%, or $0.7 million, from the same period in 2009, to $144.1 million. Profit-sharing contingent commissions for the third quarter of 2010 increased $0.6 million, or 28.8%, from the third quarter of 2009. The $1.0 million net decrease in commissions and fees revenue resulted from the following factors: (i) an increase of approximately $6.7 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2009, (ii) a decrease of $0.4 million related to commissions and fees revenue recorded in the third quarter of 2009 from business divested during 2010, and (iii) the remaining net decrease of $7.1 million is primarily related to net lost business. The Retail Division’s negative internal growth rate for core commissions and fees revenue was (5.0)% for the third quarter of 2010, and was driven by lower insurance property rates and reduced insurable exposure units in most areas of the United States.

Income before income taxes for the three months ended September 30, 2010 increased 8.5%, or $2.7 million, over the same period in 2009, to $34.0 million. Even though total revenues were down $0.7 million, total expenses were reduced by $3.4 million. Employee compensation and benefits expense was reduced $0.4 million primarily due to lower salaries and bonuses, other operating expenses were reduced by $1.7 million due to broad-based expense reductions, a lower inter-company interest allocation of $1.1 million resulting from less acquisition activity and a $0.1 million expense resulted from changes in the estimated acquisition earn-out payable.

The Retail Division’s total revenues during the nine months ended September 30, 2010 decreased 2.5%, or $11.5 million, from the same period in 2009, to $440.5 million. Profit-sharing contingent commissions for the nine months ended September 30, 2010 decreased $4.7 million, or 23.8%, from the same period in 2009, primarily due to increased loss ratios resulting in lower profitability for insurance companies in 2009. The $7.7 million net decrease in commissions and fees revenue resulted from the following factors: (i) an increase of approximately $14.4 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2009, (ii) a decrease of $1.2 million related to commissions and fees revenue recorded in the nine months of 2009 from business divested during 2010, and (iii) the remaining net decrease of $21.0 million is primarily related to net lost business. The Retail Division’s negative internal growth rate for core commissions and fees revenue was (4.9)% for the first nine months of 2010, and was driven by lower insurance property rates and reduced insurable exposure units in most areas of the United States.

Income before income taxes for the nine months ended September 30, 2010 increased 2.7%, or $2.7 million, over the same period in 2009, to $104.0 million. Even though total revenues were down $11.5 million, total expenses were reduced by $14.2 million. Employee compensation and benefits expense was reduced by $4.7 million primarily due to lower salaries and bonuses, other operating expenses were reduced by $3.3 million primarily due to the legal fee reimbursement, inter-company interest allocation was reduced by $3.9 million resulting from less acquisition activity and a $1.2 million credit resulted from changes in the estimated acquisition earn-out payable.

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

Financial information relating to our National Programs Division for the three and nine months ended September 30, 2010 and 2009 is as follows (in thousands, except percentages):

	For the three months ended September 30,			For the nine months ended September 30,
	2010	2009	% Change	2010	2009	% Change
REVENUES
Commissions and fees	$49,230	$47,241	4.2%	$124,826	$136,408	(8.5)%
Profit-sharing contingent commissions	450	93	383.9%	18,107	12,237	48.0%
Investment income	—	1	(100.0)%	1	3	(66.7)%
Other income, net	214	8	NMF %	263	8	NMF %

Total revenues	49,894	47,343	5.4%	143,197	148,656	(3.7)%

EXPENSES
Employee compensation and benefits	18,429	18,319	0.6%	54,474	55,379	(1.6)%
Non-cash stock-based compensation	202	259	(22.0)%	611	772	(20.9)%
Other operating expenses	6,508	7,506	(13.3)%	18,558	20,821	(10.9)%
Amortization	2,304	2,308	(0.2)%	6,912	6,870	0.6%
Depreciation	761	706	7.8%	2,270	2,030	11.8%
Interest	763	1,348	(43.4)%	2,595	4,209	(38.3)%
Change in acquisition earn-out payable	6	—	—%	16	—	—%

Total expenses	28,973	30,446	(4.8)%	85,436	90,081	(5.2)%

Income before income taxes	$20,921	$16,897	23.8%	$57,761	$58,575	(1.4)%

Net internal growth rate – core commissions and fees	4.3%	3.0%		(9.0)%	12.8%
Employee compensation and benefits ratio	36.9%	38.7%		38.0%	37.3%
Other operating expenses ratio	13.0%	15.9%		13.0%	14.0%

Capital expenditures	$400	$1,045		$1,932	$3,238
Total assets at September 30, 2010 and 2009				$729,660	$697,402

Total revenues for National Programs for the three months ended September 30, 2010 increased 5.4%, or $2.6 million, over the same period in 2009, to $49.9 million. Profit-sharing contingent commissions for the third quarter of 2010 increased $0.4 million over the third quarter of 2009. All of the $2.0 million net increase in commissions and fees revenue for National Programs is the result of net new business, and therefore, the National Programs Division’s internal growth rate for core commissions and fees revenue was 4.3% for the three months ended September 30, 2010. Of the $2.0 million of net new business, $1.7 million related to net new business at Proctor, and $1.2 million of net new business related to our public entity business, but partially offset by net lost business of $0.4 million each in our Lawyers’ program and our CalSurance operation. It is expected that Proctor’s commissions and fees revenue for the fourth quarter of 2010 will be flat compared with the fourth quarter of 2009.

Income before income taxes for the three months ended September 30, 2010 increased 23.8%, or $4.0 million, over the same period in 2009, to $20.9 million. This increase is primarily due to a net increase in income before income taxes at Proctor and our public entity operations.

Total revenues for National Programs for the nine months ended September 30, 2010 decreased 3.7%, or $5.5 million, from the same period in 2009, to $143.2 million. Profit-sharing contingent commissions for the nine months ended September 30, 2010 increased $5.9 million over the same period of 2009, of which $3.5 million of that increase related to Proctor. Proctor’s increased profit-sharing contingent commissions were the direct result of the substantial premium growth generated by Proctor in 2009. Of the $11.6 million net decrease in commissions and fees for National Programs: (i) an increase of approximately $0.7 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2009; and (ii) the remaining net decrease of $12.3 million is primarily related to net lost business. Therefore, the National Programs Division’s negative internal growth rate for core commissions and fees revenue was (9.0)% for the nine months ended September 30, 2010. Of the $12.3 million of net lost business, $9.2 million related to Proctor, which was primarily the result of several of Proctor’s clients going out of business, $0.2 million related to our public entity business, $1.5 million related to the Lawyers’ program and $0.8 million related to FIU.

Income before income taxes for the nine months ended September 30, 2010 decreased 1.4%, or $0.8 million, from the same period in 2009, to $57.8 million. This decrease is primarily due to a net decrease in income before income taxes at Proctor.

Wholesale Brokerage Division

The Wholesale Brokerage Division markets and sells excess and surplus commercial and personal lines insurance and reinsurance, primarily through independent agents and brokers. Like the Retail and National Programs Divisions, the Wholesale Brokerage Division’s revenues are primarily commission-based.

Financial information relating to our Wholesale Brokerage Division for the three and nine months ended September 30, 2010 and 2009 is as follows (in thousands, except percentages):

	For the three months ended September 30,			For the nine months ended September 30,
	2010	2009	% Change	2010	2009	% Change
REVENUES
Commissions and fees	$34,135	$34,809	(1.9)%	$109,322	$110,680	(1.2)%
Profit-sharing contingent commissions	6,385	8,130	(21.5)%	15,289	15,284	—%
Investment income	10	9	11.1%	21	56	(62.5)%
Other income, net	177	128	38.3%	1,048	497	110.9%

Total revenues	40,707	43,076	(5.5)%	125,680	126,517	(0.7)%

EXPENSES
Employee compensation and benefits	19,634	20,612	(4.7)%	60,757	62,077	(2.1)%
Non-cash stock-based compensation	172	243	(29.2)%	518	744	(30.4)%
Other operating expenses	7,820	8,429	(7.2)%	23,446	24,334	(3.6)%
Amortization	2,545	2,562	(0.7)%	7,656	7,679	(0.3)%
Depreciation	656	728	(9.9)%	2,047	2,164	(5.4)%
Interest	2,597	3,483	(25.4)%	8,275	10,932	(24.3)%
Change in acquisition earn-out payable	11	—	—%	37	—	—%

Total expenses	33,435	36,057	(7.3)%	102,736	107,930	(4.8)%

Income before income taxes	$7,272	$7,019	3.6%	$22,944	$18,587	23.4%

Net internal growth rate – core commissions and fees	(2.5)%	(5.4)%		(2.2)%	(7.1)%
Employee compensation and benefits ratio	48.2%	47.9%		48.3%	49.1%
Other operating expenses ratio	19.2%	19.6%		18.7%	19.2%

Capital expenditures	$507	$654		$1,461	$2,538
Total assets at September 30, 2010 and 2009				$625,175	$618,801

The Wholesale Brokerage Division’s total revenues for the three months ended September 30, 2010 decreased 5.5%, or $2.4 million, from the same period in 2009, to $40.7 million. Profit-sharing contingent commissions for the third quarter of 2010 decreased $1.7 million over the same quarter of 2009. Of the $0.7 million net decrease in commissions and fees revenue: (i) an increase of approximately $0.2 million related to core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2009; and (ii) the remaining net decrease of $0.9 million is primarily due to net lost business. As such, the Wholesale Brokerage Division’s internal growth rate for core commissions and fees revenue was (2.5)% for the third quarter of 2010. The bulk of the net lost business was due to lower insurance rates and reduced exposure units in most areas of the United States.

Income before income taxes for the three months ended September 30, 2010 increased 3.6%, or $0.3 million, over the same period in 2009, to $7.3 million, primarily due to a net reduction in the inter-company interest expense allocation of $0.9 million and continued improved efficiencies relating to employee compensation costs and other operating expenses.

The Wholesale Brokerage Division’s total revenues for the nine months ended September 30, 2010 decreased 0.7%, or $0.8 million, from the same period in 2009, to $125.7 million. Profit-sharing contingent commissions for the nine months ended September 30, 2010 increased less than $0.1 million from the same quarter of 2009. Of the $1.4 million net decrease in commissions and fees revenue: (i) an increase of approximately $1.0 million related to core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2009; and (ii) the remaining net decrease of $2.4 million is primarily due to net lost business. As such, the Wholesale Brokerage Division’s negative internal growth rate for core commissions and fees revenue was (2.2)% for the nine months ended September 30, 2010. The bulk of the net lost business was due to lower insurance rates and reduced exposure units in most areas of the United States.

Income before income taxes for the nine months ended September 30, 2010 increased 23.4%, or $4.4 million, over the same period in 2009, to $22.9 million, primarily due a net reduction in the inter-company interest expense allocation of $2.7 million and continued improved efficiencies relating to employee compensation costs and other operating expenses.

Services Division

The Services Division provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside services and Social Security disability advocacy services. Unlike our other segments, approximately 98.9% of the Services Division’s 2009 commissions and fees revenues are generated from fees, which are not significantly affected by fluctuations in general insurance premiums.

Financial information relating to our Services Division for the three and nine months ended September 30, 2010 and 2009 is as follows (in thousands, except percentages):

	For the three months ended September 30,			For the nine months ended September 30,
	2010	2009	% Change	2010	2009	% Change
REVENUES
Commissions and fees	$11,636	$8,296	40.3%	$30,361	$24,640	23.2%
Profit-sharing contingent commissions	—	—	—%	—	—	—%
Investment income	3	6	(50.0)%	12	18	(33.3)%
Other income (loss), net	20	(2)	NMF %	77	(3)	NMF %

Total revenues	11,659	8,300	40.5%	30,450	24,655	23.5%

EXPENSES
Employee compensation and benefits	6,654	4,767	39.6%	17,705	14,221	24.5%
Non-cash stock-based compensation	21	41	(48.8)%	64	123	(48.0)%
Other operating expenses	1,908	1,289	48.0%	5,230	3,705	41.2%
Amortization	320	115	178.3%	627	346	81.2%
Depreciation	87	75	16.0%	233	263	(11.4)%
Interest	643	155	314.8%	1,075	514	109.1%
Change in acquisition earn-out payable	74	—	—%	141	—	—%

Total expenses	9,707	6,442	50.7%	25,075	19,172	30.8%

Income before income taxes	$1,952	$1,858	5.1%	$5,375	$5,483	(2.0)%

Net internal growth rate – core commissions and fees	(0.7)%	4.8%		—%	3.4%
Employee compensation and benefits ratio	57.1%	57.4%		58.1%	57.7%
Other operating expenses ratio	16.4%	15.5%		17.2%	15.0%

Capital expenditures	$86	$33		$297	$120
Total assets at September 30, 2010 and 2009				$142,451	$46,396

The Services Division’s total revenues for the three months ended September 30, 2010 increased 40.5%, or $3.4 million, over the same period in 2009, to $11.7 million, which was almost exclusively due to acquisitions that had no comparable revenues in the same period of 2009. Core commissions and fees revenue reflects a negative internal growth rate of (0.7)% for the third quarter of 2010, primarily due to reduced revenues in our comprehensive medical utilization management services and our workers’ compensation third party administration business, but which was partially offset by net new business at our Medicare set-aside services business.

Income before income taxes for the three months ended September 30, 2010 increased 5.1%, or $0.1 million, over the same period in 2009 to $2.0 million, primarily due to the new acquisition.

The Services Division’s total revenues for the nine months ended September 30, 2010 increased 23.5%, or $5.8 million, over the same period in 2009, to $30.5 million, which was almost exclusively due to acquisitions that had no comparable revenues in the same period of 2009. Core commissions and fees revenue reflects a flat internal growth rate for the nine months ended September 30, 2010, primarily due to net new business at our Medicare set-aside services business, but which was offset by reduced revenues in our comprehensive medical utilization management services.

Income before income taxes for the nine months ended September 30, 2010 decreased 2.0%, or $0.1 million, from the same period in 2009 to $5.4 million. The reduction in income before income taxes is primarily due to $0.1 million of additional salaries relating to increased staffing on a new contract and $0.4 million in increased legal fees and claims, but which was offset by $0.5 million increase in income before income taxes earned by the new acquisitions.

Other

As discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements, the “Other” column in the Segment Information table includes any income and expenses not allocated to reportable segments, and corporate-related items, including the inter-company interest expense charges to reporting segments.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents of $257.2 million at September 30, 2010 reflected an increase of $60.1 million over the $197.1 million balance at December 31, 2009. For the nine-month period ended September 30, 2010, $226.5 million of cash was provided from operating activities. Also during this period, $119.4 million of cash was used for acquisitions, $7.2 million was used for additions to fixed assets, $17.9 million was used for payments on long-term debt and $33.1 million was used for payment of dividends.

Our ratio of current assets to current liabilities (the “current ratio”) was 1.13 and 1.28 at September 30, 2010 and December 31, 2009, respectively.

Contractual Cash Obligations

As of September 30, 2010, our contractual cash obligations were as follows:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$251,756	$101,689	$67	$125,000	$25,000
Other long-term liabilities(1)	10,798	5,569	3,755	407	1,067
Operating leases	97,644	24,073	35,682	21,832	16,057
Interest obligations	42,965	14,178	17,675	9,377	1,735
Unrecognized tax benefits	487	—	487	—	—
Maximum future acquisition earn-out payments(2)	144,841	83,510	61,331	—	—

Total contractual cash obligations	$548,491	$229,019	$118,997	$156,616	$43,859

(1)	Includes the current portion of other long-term liabilities.
(2)	Includes $26.7 million of current and non-current estimated earn-out payable resulting from acquisitions consummated after January 1, 2009.

In July 2004, we completed a private placement of $200.0 million of unsecured senior notes (the “Notes”). The $200.0 million is divided into two series: Series A, for $100.0 million due in 2011 and bearing interest at 5.57% per year; and Series B, for $100.0 million due in 2014 and bearing interest at 6.08% per year. We have used the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. As of September 30, 2010 and December 31, 2009, there was an outstanding balance of $200.0 million on the Notes.

On December 22, 2006, we entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). The Purchaser also purchased Notes issued by us in 2004. The Master Agreement provides for a $200.0 million private uncommitted “shelf” facility for the issuance of senior unsecured notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten years, as the parties may determine. The Master Agreement includes various covenants, limitations and events of default similar to the Notes issued in 2004. The initial issuance of notes under the Master Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.66% per annum. On February 1, 2008, $25.0 million in Series D Senior Notes due January 15, 2015, with a fixed interest rate of 5.37% per annum were issued. As of September 30, 2010 and December 31, 2009, there was an outstanding balance of $50.0 million under the Master Agreement.

The Company is considering the possibility of entering into an agreement with the Purchaser to purchase $100 million of notes to be due September 15, 2021 from the Company on September 15, 2011. The related all-in coupon interest rate for such notes is currently expected to be in the 4.4% to 5.0% range. Brown & Brown would use these funds to be received on September 15, 2011 to retire the $100 million of Series A Notes that will come due on that same day.

On June 12, 2008, we entered into an Amended and Restated Revolving Loan Agreement dated as of June 3, 2008 (the “Loan Agreement”) with a national banking institution, amending and restating the existing Revolving Loan Agreement dated September 29, 2003, as amended (the “Revolving Agreement”), in order to increase the lending commitment to $50.0 million (subject to potential increases up to $100.0 million) and to extend the maturity date from December 20, 2011 to June 3, 2013. The Revolving Agreement initially provided for a revolving credit facility in the maximum principal amount of $75.0 million. After a series of amendments that provided covenant exceptions for the Notes issued or to be issued under the Master Agreement and relaxed or deleted certain other covenants, the maximum principal amount was reduced to $20.0 million. The calculation of interest and fees is generally based on our quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization, and non-cash stock-based compensation. Interest is charged at a rate equal to 0.50% to 1.00% above the London Interbank Offering Rate (“LIBOR”) or 1.00% below the base rate, each as more fully defined in the Loan Agreement. Fees include an upfront fee, an availability fee of 0.10% to 0.20%, and a letter of credit usage fee of 0.50% to 1.00%. The Loan Agreement contains various covenants, limitations, and events of default customary for similar facilities for similar borrowers. The 90-day LIBOR was 0.29% and 0.25% as of September 30, 2010 and December 31, 2009, respectively. There were no borrowings against this facility at September 30, 2010 or December 31, 2009.

All three of these credit agreements require us to maintain certain financial ratios and comply with certain other covenants. We were in compliance with all such covenants as of September 30, 2010 and December 31, 2009.

Neither we nor our subsidiaries has ever incurred off-balance sheet obligations through the use of, or investment in, off-balance sheet derivative financial instruments or structured finance or special purpose entities organized as corporations, partnerships or limited liability companies or trusts.

We believe that our existing cash, cash equivalents, short-term investment portfolio and funds generated from operations, together with our Master Agreement and the Loan Agreement described above, will be sufficient to satisfy our normal liquidity needs through at least the end of 2011. Additionally, we believe that funds generated from future operations will be sufficient to satisfy our normal liquidity needs, including the required annual principal payments on our long-term debt.

Historically, much of our cash has been used for acquisitions. If additional acquisition opportunities should become available that exceed our current cash flow, we believe that given our relatively low debt-to-total-capitalization ratio, we would be able to raise additional capital through either the private or public debt markets.

For further discussion of our cash management and risk management policies, see “Quantitative and Qualitative Disclosures About Market Risk.”

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

Our invested assets are held as cash and cash equivalents, restricted cash and investments, available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit. These investments are subject to interest rate risk and equity price risk. The fair values of our cash and cash equivalents, restricted cash and investments, and certificates of deposit at September 30, 2010 and December 31, 2009 approximated their respective carrying values due to their short-term duration and therefore such market risk is not considered to be material.

We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation (the “Evaluation”) required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of September 30, 2010. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

In Item 3 of Part I of the Company’s Annual Report on Form 10-K for its fiscal year ending December 31, 2009, certain information concerning certain legal proceedings and other matters was disclosed. Such information was current as of the date of filing. During the Company’s fiscal quarter ending September 30, 2010, no new legal proceedings, or material developments with respect to existing legal proceedings, occurred which require disclosure in this Quarterly Report on Form 10-Q.

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

BROWN & BROWN, INC.

/S/ CORY T. WALKER
Date: November 4, 2010	Cory T. Walker Sr. Vice President, Chief Financial Officer and Treasurer (duly authorized officer, principal financial officer and principal accounting officer)