Form 10-K
period 2010-12-31
BROWN & BROWN INC
filed 2011-03-01
CIK 79282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of the voting Common Stock, $0.10 par value, held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was last sold on June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was $2,221,154,930.

The number of outstanding shares of the registrant’s Common Stock, $0.10 par value, outstanding as of February 22, 2011 was 142,557,243

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Brown & Brown, Inc.’s Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

BROWN & BROWN, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

Disclosure Regarding Forward-Looking Statements

Brown & Brown, Inc., together with its subsidiaries (collectively, “we,” “Brown & Brown” or the “Company”), make “forward-looking statements” within the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995, as amended, throughout this report and in the documents we incorporate by reference into this report. You can identify these statements by forward-looking words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “plan” and “continue” or similar words. We have based these statements on our current expectations about future events. Although we believe the expectations expressed in the forward-looking statements included in this Form 10-K and the reports, statements, information and announcements incorporated by reference into this report are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. Many of these factors have previously been identified in filings or statements made by us or on our behalf. Important factors which could cause our actual results to differ materially from the forward-looking statements in this report include the following items, in addition to those matters described in Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

•	Projections of revenue, income, losses, cash flows, capital expenditures;

•	Future prospects;

•	Plans for future operations;

•	Expectations of the economic environment;

•	Material adverse changes in economic conditions in the markets we serve and in the general economy;

•	Future regulatory actions and conditions in the states in which we conduct our business;

•	Competition from others in the insurance agency, wholesale brokerage, insurance programs and service business;

•

The occurrence of adverse economic conditions, an adverse regulatory climate, or a disaster in California, Florida, Georgia, Indiana, Louisiana, Michigan, New Jersey, New York, Pennsylvania, Texas and Washington, because a significant portion of business written by Brown & Brown is for customers located in these states;

•	Premium rates and exposure units set by insurance companies which have traditionally varied and are difficult to predict;

•	Our ability to forecast liquidity needs through at least the end of 2011;

•	Our ability to renew or replace expiring leases;

•	Outcome of legal proceedings and governmental investigations;

•	Policy cancellations which can be unpredictable;

•	Potential changes to the tax rate that would affect the value of deferred tax assets and liabilities;

•

The inherent uncertainty in making estimates, judgments, and assumptions in the preparation of financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”);

•	The performance of acquired businesses and its effect on estimated acquisition earn-out payable;

•	The integration of our operations with those of businesses or assets we have acquired or may acquire in the future and the failure to realize the expected benefits of such integration;

•	Other risks and uncertainties as may be detailed from time to time in our public announcements and Securities and Exchange Commission (“SEC”) filings; and

•	Assumptions as to any of the foregoing and all statements that are not based on historical fact but rather reflect our current expectations concerning future results and events.

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

We are compensated for our services primarily by commissions paid by insurance companies and by fees paid by customers for certain services. Commissions are usually a percentage of the premium paid by the insured. Commission rates generally depend upon the type of insurance, the particular insurance company and the nature of the services provided by us. In some cases, we share commissions with other agents or brokers who have acted jointly with us in a transaction. We may also receive from an insurance company a “profit-sharing contingent commission,” which is a profit-sharing commission based primarily on underwriting results, but may also contain considerations for volume, growth and/or retention. Fee revenues are generated primarily by: (1) our Services Division, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside services and Social Security disability and Medicare benefits advocacy services, and (2) our National Programs and Wholesale Brokerage Divisions, which earn fees primarily for the issuing of insurance policies on behalf of insurance carriers. The amount of our revenue from commissions and fees is a function of, among other factors, continued new business production, retention of existing customers, acquisitions and fluctuations in insurance premium rates and “insurable exposure units,” which are units that insurance companies use to measure or express insurance exposed to risk (such as property values, sales and payroll levels).

As of December 31, 2010, our activities were conducted in 205 locations in 37 states as follows and one office in London, England:

Florida	39	Kentucky	5	New Hampshire	2
New York	15	New Mexico	5	Oregon	2
New Jersey	13	Oklahoma	5	Tennessee	2
Texas	13	Virginia	5	Wisconsin	2
California	11	Arkansas	3	Delaware	1
Georgia	8	Michigan	3	Hawaii	1
Indiana	8	Minnesota	3	Kansas	1
Pennsylvania	8	North Carolina	3	Missouri	1
Washington	8	South Carolina	3	Nebraska	1
Louisiana	7	Arizona	2	Ohio	1
Colorado	6	Massachusetts	2	West Virginia	1
Illinois	6	Montana	2
Connecticut	5	Nevada	2

Industry Overview

Premium pricing within the property and casualty insurance underwriting (risk-bearing) industry has historically been cyclical, displaying a high degree of volatility based on prevailing economic and competitive conditions. From the mid-1980s through 1999, the property and casualty insurance industry experienced a “soft market” during which the underwriting capacity of insurance companies expanded, stimulating an increase in competition and a decrease in premium rates and related commissions. The dampening effect of this softness in rates on our revenues was somewhat offset by our acquisitions and new business production. As a result of increasing “loss ratios” (the comparison of incurred losses plus adjustment expenses against earned premiums) of insurance companies through 1999, premium rates generally increased beginning in the first quarter of 2000 and continuing into 2003. During 2003, increases in premium rates began to moderate and, in certain lines of insurance, premium rates decreased. In 2004, as general premium rates continued to moderate, the insurance industry experienced the worst hurricane season since 1992 (when Hurricane Andrew hit south Florida). The insured losses from the 2004 hurricane season were absorbed relatively easily by the insurance industry and the general insurance premium rates continued to soften during 2005.

During the third quarter of 2005, the insurance industry experienced the worst hurricane season ever recorded. As a result of the significant losses incurred by insurance companies from these hurricanes, insurance premium rates in 2006 increased on coastal property, primarily in the southeastern region of the United States. In the other regions of the United States, insurance premium rates generally declined during 2006.

In addition to significant insurance pricing declines in Florida (as discussed below) insurance premium rates continued to decline from 2007 through 2010 in most of the other U.S. regions. During 2007 and 2008, the home-building industry in southern California and to a lesser extent in Nevada, Arizona and Florida, was hit especially hard. We have a wholesale brokerage operation that focuses on placing property and casualty insurance products for that home-building segment. The revenues from this operation were significantly and negatively impacted during 2007 through 2009 by these national economic trends, and by 2010 these revenues were insignificant.

Although insurance premium rates declined from 2008 through 2010 in most lines of coverage, the rates of decline appeared to be slowing. However, during the second half of 2008 and all of 2009, insurable exposure units, such as sales and payroll expenditures, declined significantly due to the weakening economy, primarily in the southeastern and western parts of the United States. During 2010, declining exposure units continued to have a greater adverse impact on our commissions and fees revenue than did declining insurance premium rates. For 2011, insurance premium rates are expected to remain soft, with the exception of some workers’ compensation rates in some states, such as Florida. However, exposure units do not seem to be declining at the same pace as they were in the beginning of 2010. As a result, it is not unreasonable to believe that insurable exposure units in 2011 could be relatively flat as compared with 2010.

SEGMENT INFORMATION

Our business is divided into four reportable operating segments: (1) the Retail Division; (2) the National Programs Division; (3) the Wholesale Brokerage Division; and (4) the Services Division. The Retail Division provides a broad range of insurance products and services to commercial, public entity, professional and individual customers. The National Programs Division contains two units: Professional Programs, which provides professional liability and related package products for certain professionals; and Special Programs, which markets targeted products and services to specific industries, trade groups, public entities, and market niches. The Wholesale Brokerage Division markets and sells excess and surplus commercial and personal insurance, and reinsurance, primarily through independent agents and brokers. The Services Division provides customers with third-party claims administration, consulting for the workers’ compensation insurance market, comprehensive medical utilization management services in both workers’ compensation and all-lines liability arenas, Medicare Secondary Payer statute compliance-related services, and Social Security disability and Medicare benefits advocacy services.

The following table summarizes (1) the commissions and fees revenue generated by each of our reportable operating segments for 2010, 2009 and, 2008, and (2) the percentage of our total commissions and fees revenue represented by each segment for each such period:

(in thousands, except percentages)	2010	%	2009	%	2008	%
Retail Division	$573,809	59.3%	$582,472	60.4%	$586,195	60.7%
National Programs Division	188,944	19.6%	190,572	19.8%	177,930	18.4%
Wholesale Brokerage Division	157,044	16.2%	157,658	16.3%	168,586	17.5%
Services Division	46,336	4.8%	32,689	3.4%	32,137	3.3%
Other	784	0.1%	1,472	0.1%	1,135	0.1%

Total	$966,917	100.0%	$964,863	100.0%	$965,983	100.0%

We conduct all of our operations within the United States of America, except for one wholesale brokerage operation based in London, England that commenced business in March 2008. This operation earned $9.9 million, $6.6 million and $2.6 million of revenue for the years ended December 31, 2010, 2009 and 2008, respectively. We do not have any material foreign long-lived assets. See Note 15 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional segment financial data relating to our business.

Retail Division

As of December 31, 2010, our Retail Division employed 3,068 persons. Our retail insurance agency business provides a broad range of insurance products and services to commercial, public and quasi-public entity, professional and individual customers. The categories of insurance we principally sell include: property insurance relating to physical damage to property and resultant interruption of business or extra expense caused by fire, windstorm or other perils; casualty insurance relating to legal liabilities, workers’ compensation, commercial and private passenger automobile coverages; and fidelity and surety bonds. We also sell and service group and individual life, accident, disability, health, hospitalization, medical and dental insurance.

No material part of our retail business is attributable to a single customer or a few customers. During 2010, commissions and fees from our largest single Retail Division customer represented less than one half of one percent (0.50%) of the Retail Division’s total commissions and fees revenue.

In connection with the selling and marketing of insurance coverages, we provide a broad range of related services to our customers, such as risk management and loss control surveys and analysis, consultation in connection with placing insurance coverages and claims processing. We believe these services are important factors in securing and retaining customers.

National Programs Division

As of December 31, 2010, our National Programs Division employed 748 persons. Our National Programs Division consists of two units: Professional Programs and Special Programs.

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

•	Real Estate Professionals: TitlePac® provides professional liability products and services designed for real estate title agents and escrow agents in 47 states and the District of Columbia.

•	Certified Public Accountants: The CPA Protector Plan® offers professional liability coverage for certified public accountant practitioners and firms throughout the United States.

Special Programs. Special Programs markets targeted products and services to specific industries, trade groups, public and quasi-public entities, and market niches. Most of these products and services are marketed and sold primarily through independent agents, including certain of our retail offices. However, a number of these products and services are also marketed and sold directly to insured customers. Under agency agreements with the insurance companies that underwrite these programs, we often have authority to bind coverages (subject to established guidelines), to bill and collect premiums and, in some cases, to adjust claims.

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

•

Proctor Financial, Inc. (“Proctor”) provides insurance programs and compliance solutions for financial institutions that service mortgage loans. Proctor’s products include lender-placed fire and flood insurance, full insurance outsourcing, mortgage impairment, and blanket equity insurance. Proctor acts as a wholesaler and writes surplus lines property business for its financial institution customers.

•	American Specialty Insurance & Risk Services, Inc. provides insurance and risk management services for customers in professional sports, motor sports, amateur sports, and the entertainment industry.

•

Fabricare: Irving Weber Associates, Inc. (“IWA”) has specialized in this niche since 1946, providing package insurance including workers’ compensation to dry cleaners, linen supply and uniform rental operations. They also offer insurance programs for independent grocery stores and restaurants.

•

Parcel Insurance Plan® (PIP ®) is a specialty insurance agency providing insurance coverage to commercial and private shippers for small packages and parcels with insured values of less than $25,000 each.

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

•

Acumen Re Management Corporation is a reinsurance underwriting management organization, primarily acting as an outsourced specific excess workers’ compensation, directors and officers’ liability, and errors and omissions liability facultative reinsurance underwriting facility.

•	Commercial Programs serves the insurance needs of certain specialty trade/industry groups. Programs offered include:

•	Railroad Protector Plan® (RRPP®). Introduced in 1997, this program provides insurance products for contractors, manufacturers and other entities servicing the railroad industry.

•	Environmental Protector Plan®. Introduced in 1998, this program provides a variety of specialized coverages, primarily to municipal mosquito control districts.

•	Towing Operators Protector Plan® (TOPP®). Introduced in 2009, this program provides property and casualty insurance for businesses involved in light class towing operations.

Wholesale Brokerage Division

At December 31, 2010, our Wholesale Brokerage Division employed 869 persons. Our Wholesale Brokerage Division markets and sells excess and surplus commercial insurance products and services to retail insurance agencies (including our retail offices), and reinsurance products and services to insurance companies throughout the United States. The Wholesale Brokerage Division offices represent various U.S. and U.K. surplus lines insurance companies. Additionally, certain offices are also Lloyd’s of London correspondents. The Wholesale Brokerage Division also represents admitted insurance companies for purposes of affording access to such companies for smaller agencies that otherwise do not have access to large insurance company representation. Excess and surplus insurance products encompass many insurance coverages, including personal lines homeowners, yachts, jewelry, commercial property and casualty, commercial automobile, garage, restaurant, builder’s risk and inland marine lines. Difficult-to-insure general liability and products liability coverages are a specialty, as is excess workers’ compensation coverage. Wholesale brokers solicit business through mailings and direct contact with retail agency representatives. During 2010, commissions and fees from our largest Wholesale Brokerage Division customer represented approximately 1.1% of the Wholesale Brokerage Division’s total commissions and fees revenue.

Services Division

At December 31, 2010, our Services Division employed 443 persons and provided the following services: (1) insurance-related services, including comprehensive risk management and third-party administration (“TPA”) services for insurance entities and self-funded or fully-insured workers’ compensation and liability plans; (2) comprehensive medical utilization management services for both workers’ compensation and all-lines liability insurance plans; (3) Medicare set-aside allocation services and related administrative services associated with the Medicare Secondary Payer statute; and (4) Social Security disability and Medicare benefits advocacy services.

The Services Division’s TPA services for workers’ compensation and liability plans include claims administration, access to major reinsurance markets, cost containment consulting, services for secondary disability, and subrogation recoveries and risk management services such as loss control. In 2010, our three largest workers’ compensation contracts represented approximately 20.4% of our Services Division’s fees revenue, or approximately 1.0% of our total consolidated commissions and fees revenue. In addition, the Services Division provides managed care services, including medical networks, case management and utilization review services, certified by the American Accreditation Health Care Commission.

Our newest acquisition in the Services Division is The Advocator Group (a/k/a Crowe Paradis) which assists individuals throughout the United States who are seeking to establish eligibility for coverage under the U.S. Government’s Social Security Disability program, as well as providing health plan selection and enrollment assistance for Medicare beneficiaries. The Advocator Group works closely with employer-sponsored group life, disability and health plan participants to assist disabled employees in receiving the education, advocacy and benefit coordination assistance necessary to achieve the fastest possible benefit approvals. In addition, The Advocator Group also provides second injury fund recovery services to the workers compensation insurance market.

For 2011, The Advocator Group’s revenues are expected to exceed $27.4 million and could represent as much as 41.7% of the Services Division’s total revenues.

Employees

At December 31, 2010, we had 5,286 full-time equivalent employees. We have agreements with our sales employees and certain other employees that include provisions restricting their ability to solicit business from our customers or to hire our employees for a period of time after separation from employment with us. The enforceability of such agreements varies from state to state depending upon state statutes, judicial decisions and factual circumstances. The majority of these agreements are at-will and terminable by either party; however, the covenants not to solicit our customers and employees generally extend for a period of two years after cessation of employment.

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

A number of insurance companies directly sell insurance, primarily to individuals, and do not pay commissions to third-party agents and brokers. In addition, the Internet continues to be a source for direct placement of personal lines business. To date, such direct sales efforts have had little effect on our operations, primarily because our Retail Division is commercially rather than individually oriented.

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

Regulation, Licensing and Agency Contracts

We and/or our designated employees must be licensed to act as agents, brokers, intermediaries or third-party administrators by state regulatory authorities in the states in which we conduct business. Regulations and licensing laws vary by individual state and are often complex.

The applicable licensing laws and regulations in all states are subject to amendment or reinterpretation by state regulatory authorities, and such authorities are vested in most cases with relatively broad discretion as to the granting, revocation, suspension and renewal of licenses. The possibility exists that we and/or our employees could be excluded or temporarily suspended from carrying on some or all of our activities in, or could otherwise be subjected to penalties by, a particular state.

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

Copies of these reports, proxy statements and other information can be read and copied at:

SEC Public Reference Room

100 F Street NE

Washington, D.C. 20549

Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s website at www.sec.gov.

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

As traditional risk-bearing insurance companies continue to outsource the production of premium revenue to non-affiliated brokers or agents such as us, those insurance companies may seek to further reduce their expenses by reducing the commission rates payable to those insurance agents or brokers. The reduction of these commission rates, along with general volatility and/or declines in premiums, may significantly affect our profitability. Because we do not determine the timing or extent of premium pricing changes, we cannot accurately forecast our commission revenues, including whether they will significantly decline. As a result, we may have to adjust our budgets for future acquisitions, capital expenditures, dividend payments, loan repayments and other expenditures to account for unexpected changes in revenues, and any decreases in premium rates may adversely affect the results of our operations.

CURRENT U.S. ECONOMIC CONDITIONS AND THE SHIFT AWAY FROM TRADITIONAL INSURANCE MARKETS MAY CONTINUE TO ADVERSLY AFFECT OUR BUSINESS.

Since late 2007, global consumer confidence has eroded amidst concerns over declining asset values, potential inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, high unemployment, and the stability and solvency of financial institutions, financial markets, businesses, and sovereign nations. These concerns have slowed economic growth and resulted in a recession in the United States. Economic conditions have had a negative impact on our results of operations during the years since 2008 due to reduced customer demand. If these economic conditions continue or worsen, a number of negative effects on our business could result, including further declines in values of insurable exposure units, further declines in insurance premium rates, and the financial insolvency, or reduced ability to pay, of certain of our customers. Any of these effects could decrease our net revenue and profitability.

In addition, there has been an increase in alternative insurance markets, such as self-insurance, captives, risk retention groups and non-insurance capital markets. While we compete in these segments on a fee-for-service basis, we cannot be certain that such alternative markets will provide the same level of profitability as traditional insurance markets.

WE COULD INCUR SUBSTANTIAL LOSSES FROM OUR CASH AND INVESTMENT ACCOUNTS IF ONE OF THE FINANCIAL INSTITUTIONS THAT WE USE FAILS OR IS TAKEN OVER BY THE U.S. FEDERAL DEPOSIT INSURANCE CORPORATION (“FDIC”).

Traditionally, we have maintained cash and investment balances, including restricted cash held in premium trust accounts, at various depository institutions in amounts that are significantly in excess of the limits insured by the FDIC. While we began in the Fall of 2008 re-focusing our investment and cash management strategy by moving more of our cash into non-interest bearing accounts (which are FDIC-insured until December 31, 2012, but not subject to any limits) and money market accounts (a portion of which became FDIC insured in the Fall of 2008), we still maintain cash and investment balances in excess of the limits insured by FDIC. As the credit crisis persists, the financial strength of some depository institutions has diminished and this trend may continue. If one or more of the depository institutions with which we maintain significant cash balances were to fail, our ability to access these funds might be temporarily or permanently limited, and we could face material liquidity problems and potential material financial losses.

OUR BUSINESS, AND THEREFORE OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION, MAY BE ADVERSELY AFFECTED BY THE FURTHER DISRUPTION IN THE U.S.-BASED CREDIT MARKETS AND BY FURTHER INSTABILITY OF FINANCIAL SYSTEMS.

The disruption in the U.S.-based credit markets, the repricing of credit risk and the deterioration of the financial and real estate markets over the past few years have created increasingly difficult conditions for financial institutions and certain insurance companies. These conditions include significant losses, greater volatility, significantly less liquidity, widening of credit spreads and a lack of price transparency in certain markets. While these conditions have somewhat abated since the Fall of 2008, it is difficult to predict when these conditions will completely end and the extent to which our markets, products and business will be adversely affected.

The unprecedented disruptions in the credit and financial markets had a significant material adverse impact on a number of financial institutions and limited access to capital and credit for many companies. Although we are not currently experiencing any limitation of access to our revolving credit facility (which matures in 2013) and are not aware of any issues impacting the ability or willingness of our lenders under such facility to honor their commitments to extend us credit, the failure of a lender could adversely affect our ability to borrow on that facility, which over time could negatively impact our ability to consummate significant acquisitions or make other significant capital expenditures. Continued adverse conditions in the credit markets in future years could adversely affect the availability and terms of future borrowings or renewals or refinancings.

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

Our results of operations depend on the continued capacity of insurance carriers to underwrite risk and provide coverage, which depends in turn on insurance companies’ ability to procure reinsurance. We have no control over these matters. To the extent that reinsurance becomes less widely available, we may not be able to procure the amount or types of coverage that our customers desire and the coverage we are able to procure may be more expensive or limited.

INFLATION MAY ADVERSELY AFFECT OUR BUSINESS OPERATIONS IN THE FUTURE.

Given the current macroeconomic environment, it is possible that U.S. government actions, in the form of a monetary stimulus, a fiscal stimulus, or both, to the U.S. economy, could lead to inflationary conditions that would adversely affect our cost base, resulting in an increase in our employee compensation and benefits and our other operating expenses. This could harm our margins and profitability if we are unable to increase prices or cut costs enough to offset the effects of inflation on our cost base.

WE ARE EXPOSED TO INTANGIBLE ASSET RISK; SPECIFICALLY, OUR GOODWILL MAY BECOME IMPAIRED IN THE FUTURE.

As of the date of the filing of our Annual Report on Form 10-K for the 2010 fiscal year, we have $1,194,827,000 of goodwill recorded on our Consolidated Balance Sheet. We perform a goodwill impairment test on an annual basis and whenever events or changes in circumstances indicate that the carrying value of our goodwill may not be recoverable from estimated future cash flows. We completed our most recent evaluation of impairment for goodwill as of November 30, 2010 and identified no impairment as a result of the evaluation. A further significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate or slower growth rates could result in the need to perform an additional impairment analysis prior to the next annual goodwill impairment test. If we were to conclude that a future write-down of our goodwill is necessary, we would then record the appropriate charge, which could result in material charges that are adverse to our operating results and financial position. See Notes 1 – “Summary of Significant Accounting Policies” and Note 3 – “Goodwill” to the Consolidated Financial Statements and “Management’s Report on Internal Control Over Financial Reporting.”

OUR BUSINESS PRACTICES AND COMPENSATION ARRANGEMENTS ARE SUBJECT TO UNCERTAINTY DUE TO INVESTIGATIONS BY GOVERNMENTAL AUTHORITIES AND POTENTIAL RELATED PRIVATE LITIGATION.

The business practices and compensation arrangements of the insurance intermediary industry, including our practices and arrangements, are subject to uncertainty due to investigations by various governmental authorities. As disclosed in prior years, certain of our offices are parties to profit-sharing contingent commission agreements with certain insurance companies, including agreements providing for potential payment of revenue-sharing commissions by insurance companies based primarily on the overall profitability of the aggregate business written with those insurance companies and/or additional factors such as retention ratios and the overall volume of business that an office or offices place with those insurance companies. Additionally, to a lesser extent, some of our offices are parties to override commission agreements with certain insurance companies, which provide for commission rates in excess of standard commission rates to be applied to specific lines of business, such as group health business, and which are based primarily on the overall volume of business that such office or offices placed with those insurance companies. The Company has not chosen to discontinue receiving profit-sharing contingent commissions or override commissions. The legislatures of various states may adopt new laws addressing contingent commission arrangements, including laws prohibiting such arrangements, and addressing disclosure of such arrangements to insureds. Various state departments of insurance may also adopt new regulations addressing these matters. While we cannot predict the outcome of the governmental inquiries and investigations into the insurance industry’s commission payment practices or the responses by the market and government regulators, any unfavorable resolution of these matters could adversely affect our results of operations. Further, if such resolution included a material decrease in our profit-sharing contingent commissions and override commissions, it would likely adversely affect our results of operations.

OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION OR LIQUIDITY MAY BE MATERIALLY ADVERSELY AFFECTED BY ERRORS AND OMISSIONS AND THE OUTCOME OF CERTAIN ACTUAL AND POTENTIAL CLAIMS, LAWSUITS AND PROCEEDINGS.

We are subject to various actual and potential claims, lawsuits and other proceedings relating principally to alleged errors and omissions in connection with the placement or servicing of insurance and/or the provision of services in the ordinary course of business. Because we often assist customers with matters involving substantial amounts of money, including the placement of insurance and the handling of related claims that customers may assert, errors and omissions claims against us may arise alleging potential liability for all or part of the amounts in question. Claimants may seek large damage awards, and these claims may involve potentially significant legal costs. Such claims, lawsuits and other proceedings could, for example, include claims for damages based on allegations that our employees or sub-agents improperly failed to procure coverage, report claims on behalf of customers, provide insurance companies with complete and accurate information relating to the risks being insured or appropriately apply funds that we hold for our customers on a fiduciary basis. We have established provisions against these potential matters that we believe to be adequate in the light of current information and legal advice, and we adjust such provisions from time to time according to developments.

While most of the errors and omissions claims made against us (subject to our self-insured deductibles) have been covered by our professional indemnity insurance, our business results of operations, financial condition and liquidity may be adversely affected if, in the future, our insurance coverage proves to be inadequate or unavailable, or if there is an increase in liabilities for which we self-insure. Our ability to obtain professional indemnity insurance in the amounts and with the deductibles we desire in the future may be adversely impacted by general developments in the market for such insurance or our own claims experience. In addition, claims, lawsuits and other proceedings may harm our reputation or divert management resources away from operating our business.

WE DERIVE A SIGNIFICANT PORTION OF OUR COMMISSION REVENUES FROM A LIMITED NUMBER OF INSURANCE COMPANIES, THE LOSS OF WHICH COULD RESULT IN ADDITIONAL EXPENSE AND LOSS OF MARKET SHARE.

For the year ended December 31, 2010, approximately 5.0% of our total commissions and fees revenue was derived from insurance policies underwritten by one insurance company. For the year ended December 31, 2009, approximately 5.0% and 5.0%, respectively, of our total commissions and fees were derived from insurance policies underwritten by two separate insurance companies. For the year ended December 31, 2008, 5.2% of our total commissions and fees were derived from insurance policies underwritten by one insurance company. Should either of these insurance companies seek to terminate their arrangements with us, we believe that other insurance companies are available to underwrite the business, although some additional expense and loss of market share could possibly result. No other insurance company accounts for 5.0% or more of our total commissions and fees.

BECAUSE OUR BUSINESS IS HIGHLY CONCENTRATED IN CALIFORNIA, FLORIDA, INDIANA, MICHIGAN, NEW JERSEY, NEW YORK, PENNSYLVANIA, TEXAS AND WASHINGTON, ADVERSE ECONOMIC CONDITIONS OR REGULATORY CHANGES IN THESE STATES COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

A significant portion of our business is concentrated in California, Florida, Indiana, Michigan, New Jersey, New York, Pennsylvania, Texas and Washington. For the years ended December 31, 2010, 2009 and 2008, we derived $709.4 million or 73.4%, $716.6 million or 74.3% and $721.1 million, or 74.6%, of our commissions and fees, respectively, from our operations located in these states. We believe that these revenues are attributable predominately to customers in these states. We believe the current regulatory environment for insurance intermediaries in these states is no more restrictive than in other states. The insurance business is primarily a state-regulated industry, and therefore, state legislatures may enact laws that adversely affect the insurance industry. Because our business is concentrated in the states identified above, we face greater exposure to unfavorable changes in regulatory conditions in those states than insurance intermediaries whose operations are more diversified through a greater number of states. In addition, the occurrence of adverse economic conditions, natural or other disasters, or other circumstances specific to or otherwise significantly impacting these states could adversely affect our financial condition, results of operations and cash flows.

OUR GROWTH STRATEGY DEPENDS IN PART ON THE ACQUISITION OF OTHER INSURANCE INTERMEDIARIES, WHICH MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS IN THE FUTURE AND WHICH, IF CONSUMMATED, MAY NOT BE ADVANTAGEOUS TO US.

Our growth strategy includes the acquisition of other insurance intermediaries. Our ability to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into our operations, and expand into new markets requires us to implement and improve our operations and our financial and management information systems. Integrated, acquired businesses may not achieve levels of revenue, profitability, or productivity comparable to our existing operations, or otherwise perform as expected. In addition, we compete for acquisition and expansion opportunities with firms and banks that have substantially greater resources than we do. Acquisitions also involve a number of special risks, such as: diversion of management’s attention; difficulties in the integration of acquired operations and retention of personnel; entry into unfamiliar markets; unanticipated problems or legal liabilities; estimation of the acquisition earn-out payable; and tax and accounting issues, some or all of which could have a material adverse effect on the results of our operations, financial condition and cash flows.

WE HAVE EXPANDED OUR OPERATIONS INTERNATIONALLY, WHICH MAY RESULT IN A NUMBER OF ADDITIONAL RISKS AND REQUIRE MORE MANAGEMENT TIME AND EXPENSE THAN OUR DOMESTIC OPERATIONS TO ACHIEVE OR MAINTAIN PROFITABILITY.

In 2008, we expanded our operations to the United Kingdom. This was the first time we have opened an office outside the United States. In the future, we intend to continue to consider additional international expansion opportunities. Our international operations may be subject to a number of risks, including:

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

OUR CURRENT MARKET SHARE MAY DECREASE AS A RESULT OF INCREASED COMPETITION FROM INSURANCE COMPANIES AND THE FINANCIAL SERVICES INDUSTRY.

The insurance intermediary business is highly competitive and we actively compete with numerous firms for customers and insurance companies, many of which have relationships with insurance companies or have a significant presence in niche insurance markets that may give them an advantage over us. Because relationships between insurance intermediaries and insurance companies or customers are often local or regional in nature, this potential competitive disadvantage is particularly pronounced outside of Florida. A number of insurance companies are engaged in the direct sale of insurance, primarily to individuals, and do not pay commissions to agents and brokers. In addition, as and to the extent that banks, securities firms and insurance companies affiliate, the financial services industry may experience further consolidation, and we therefore may experience increased competition from insurance companies and the financial services industry, as a growing number of larger financial institutions increasingly, and aggressively, offer a wider variety of financial services, including insurance, than we currently offer.

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

We derive a portion of our revenues from profit-sharing contingent commissions and override commissions paid by insurance companies. Profit-sharing contingent commissions are special revenue-sharing commissions paid by insurance companies based upon the profitability, volume and/or growth of the business placed with such companies during the prior year. We primarily receive these commissions in the first and second quarters of each year. These commissions generally have accounted for 4.9% to 5.9% of our previous year’s total annual revenues over the last three years. Due to the inherent uncertainty of loss in our industry and changes in underwriting criteria due in part to the high loss ratios experienced by insurance companies, we cannot predict the payment of these profit-sharing contingent commissions. Further, we have no control over the ability of insurance companies to estimate loss reserves, which affects our ability to make profit-sharing calculations. Override commissions are paid by insurance companies based on the volume of business that we place with them and are generally paid over the course of the year. Because profit-sharing contingent commissions and override commissions materially affect our revenues, any decrease in their payment to us could adversely affect the results of our operations and our financial condition.

WE HAVE NOT DETERMINED THE AMOUNT OF RESOURCES AND THE TIME THAT WILL BE NECESSARY TO ADEQUATELY RESPOND TO RAPID TECHNOLOGICAL CHANGE IN OUR INDUSTRY, WHICH MAY ADVERSELY AFFECT OUR BUSINESS AND OPERATING RESULTS.

Frequent technological changes, new products and services and evolving industry standards are influencing the insurance business. The Internet, for example, is increasingly used to securely transmit benefits and related information to customers and to facilitate business-to-business information exchange and transactions. We believe that the development and implementation of new technologies will require additional investment of our capital resources in the future. We have not determined, however, the amount of resources and the time that this development and implementation may require, which may result in short-term, unexpected interruptions to our business, or may result in a competitive disadvantage in price and/or efficiency, as we develop or implement new technologies.

QUARTERLY AND ANNUAL VARIATIONS IN OUR COMMISSIONS THAT RESULT FROM THE TIMING OF POLICY RENEWALS AND THE NET EFFECT OF NEW AND LOST BUSINESS PRODUCTION MAY HAVE UNEXPECTED EFFECTS ON OUR RESULTS OF OPERATIONS.

Our commission income (including profit-sharing contingent commissions and override commissions but excluding fees) can vary quarterly or annually due to the timing of policy renewals and the net effect of new and lost business production. We do not control the factors that cause these variations. Specifically, customers’ demand for insurance products can influence the timing of renewals, new business and lost business (which includes policies that are not renewed), and cancellations. In addition, as discussed, we rely on insurance companies for the payment of certain commissions. Because these payments are processed internally by these insurance companies, we may not receive a payment that is otherwise expected from a particular insurance company in a particular quarter or year until after the end of that period, which can adversely affect our ability to budget for significant future expenditures. Quarterly and annual fluctuations in revenues based on increases and decreases associated with the timing of policy renewals may adversely affect our financial condition, results of operations and cash flows.

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

Our business relies on information systems to provide effective and efficient service to our customers, process claims, and timely and accurately report results to carriers. An interruption of our access to, or an inability to access our information technology, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis. If sustained or repeated, such a business interruption, system failure or service denial could result in a deterioration of our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or perform other necessary business functions.

Computer viruses, hackers and other external hazards could expose our data systems to security breaches. These increased risks, and expanding regulatory requirements regarding data security, could expose us to data loss, monetary and reputational damages and significant increases in compliance costs.

We are taking steps to upgrade and expand our information systems capabilities. Maintaining, protecting and enhancing these capabilities to keep pace with evolving industry and regulatory standards, and changing customer preferences, requires an ongoing commitment of significant resources. If the information we rely upon to run our businesses was found to be inaccurate or unreliable or if we fail to maintain effectively our information systems and data integrity, we could experience operational disruptions, regulatory or other legal problems, increases in operating expenses, loss of existing customers, difficulty in attracting new customers, or suffer other adverse consequences.

Our technological development projects may not deliver the benefits we expect once they are completed, or may be replaced or become obsolete more quickly than expected, which could result in the accelerated recognition of expenses. If we do not effectively and efficiently manage and upgrade our technology portfolio, or if the costs of doing so are higher than we expect, our ability to provide competitive services to new and existing customers in a cost-effective manner and our ability to implement our strategic initiatives could be adversely impacted.

IMPROPER DISCLOSURE OF CONFIDENTIAL INFORMATION COULD NEGATIVELY IMPACT OUR BUSINESS.

We are responsible for maintaining the security and privacy of our customers’ confidential and proprietary information and the personal data of their employees. We have put in place policies, procedures and technological safeguards designed to protect the security and privacy of this information, however, we cannot guarantee that this information will not be improperly disclosed or accessed. Disclosure of this information could harm our reputation and subject us to liability under our contracts and laws that protect personal data, resulting in increased costs or loss of revenue.

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

An adverse outcome in connection with one or more of these matters could have a material adverse effect on our business, results of operations or financial condition in any given quarterly or annual period. In addition, regardless of monetary costs, these matters could have a material adverse effect on our reputation and cause harm to our carrier, customer or employee relationships, or divert personnel and management resources.

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

See Item 3 “Legal Proceedings” for further discussion.

OUR INABILITY TO RETAIN OR HIRE QUALIFIED EMPLOYEES, AS WELL AS THE LOSS OF ANY OF OUR EXECUTIVE OFFICERS, COULD NEGATIVELY IMPACT OUR ABILITY TO RETAIN EXISTING BUSINESS AND GENERATE NEW BUSINESS.

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

Losing employees who manage or support substantial customer relationships or possess substantial experience or expertise could adversely affect our ability to secure and complete customer engagements, which would adversely affect our results of operations. Also, if any of our key professionals were to join an existing competitor or form a competing company, some of our customers could choose to use the services of that competitor instead of our services. As previously disclosed, certain of our former executive officers ceased employment with us during the past year. While they are prohibited from soliciting our employees and customers, they are not prohibited from competing with us. On March 1, 2011, a press release was issued by a private equity firm announcing that it had entered into a partnership with two of our former executive officers (Jim W. Henderson, former Vice Chairman and Chief Operating Officer who retired from the Company in August 2010, and Thomas E. Riley, former Regional President and Chief Acquisitions Officer whose employment with the Company ceased in January 2011) to form a company that would focus on building a middle market insurance brokerage firm and that it planned to invest up to $250 million of equity capital to support the company’s strategy through acquisitions and organic growth.

In addition, we could be adversely affected if we fail to adequately plan for the succession of our Senior Leaders and key executives. While we have succession plans in place and we have employment arrangements with certain key executives, these do not guarantee that the services of these executives will continue to be available to us. Although we operate with a decentralized management system, the loss of our senior managers or other key personnel, or our inability to identify, recruit and retain such personnel, could materially and adversely affect our business, operating results and financial condition.

CONSOLIDATION IN THE INDUSTRIES THAT WE SERVE COULD ADVERSELY AFFECT OUR BUSINESS.

Companies that we serve may seek to achieve economies of scale and other synergies by combining with or acquiring other companies. If two or more of our current customers merge or consolidate and combine their operations, it may decrease the overall amount of work that we perform for these customers. If one of our current customers merges or consolidates with a company that relies on another provider for its services, we may lose work from that customer or lose the opportunity to gain additional work. The increased market power of larger companies could also increase pricing and competitive pressures on us. Any of these possible results of industry consolidation could adversely affect our business.

HEALTHCARE REFORM AND INCREASED COSTS OF CURRENT EMPLOYEES’ MEDICAL AND OTHER BENEFITS COULD HAVE A MATERIALLY ADVERSE AFFECT ON OUR BUSINESS.

Our profitability is affected by the cost of current employees’ medical and other benefits. In recent years, we have experienced significant increases in these costs as a result of economic factors beyond our control. Although we have actively sought to contain increases in these costs, there can be no assurance we will succeed in limiting future cost increases, and continued upward pressure in these costs could reduce our profitability.

In addition, we believe that increased health care costs resulting from the 2010 health care reform bill could have a material adverse impact on our business, cash flows, financial condition or results of operations.

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

CERTAIN OF OUR EXISTING STOCKHOLDERS HAVE SIGNIFICANT CONTROL OF THE COMPANY.

At December 31, 2010, our executive officers, directors and certain of their family members collectively beneficially owned approximately 18.7% of our outstanding common stock, of which J. Hyatt Brown, our Chairman, and his family members, which include his son Powell Brown, our President and Chief Executive Officer, beneficially owned approximately 16.9%. As a result, our executive officers, directors and certain of their family members have significant influence over (1) the election of our Board of Directors, (2) the approval or disapproval of any other matters requiring stockholder approval, and (3) our affairs and policies.

CHANGES IN LAWS AND REGULATIONS MAY INCREASE OUR COSTS.

The Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”) and the Dodd-Frank Act enacted in 2010 have required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of these Acts, the SEC and the New York Stock Exchange have promulgated and will continue to promulgate new rules on a variety of subjects. Compliance with these new rules has increased our legal and financial and accounting costs. While these costs are no longer increasing, they may in fact increase in the future. These developments may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be forced to accept reduced coverage or incur substantially higher costs to obtain coverage. Likewise, these developments may make it more difficult for us to attract and retain qualified members of our Board of Directors or qualified executive officers.

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

IF WE RECEIVE OTHER THAN AN UNQUALIFIED OPINION ON THE ADEQUACY OF OUR INTERNAL CONTROL OVER FINANCIAL REPORTING AS OF DECEMBER 31, 2011 AND FUTURE YEAR-ENDS AS REQUIRED BY SECTION 404 OF SARBANES-OXLEY, INVESTORS COULD LOSE CONFIDENCE IN THE RELIABILITY OF OUR FINANCIAL STATEMENTS, WHICH COULD RESULT IN A DECREASE IN THE VALUE OF YOUR SHARES.

As directed by Section 404 of Sarbanes-Oxley, the SEC adopted rules requiring public companies to include an annual report on internal control over financial reporting on Form 10-K that contains an assessment by management of the effectiveness of our internal control over financial reporting. We continuously conduct a rigorous review of our internal control over financial reporting in order to assure compliance with the Section 404 requirements. However, if our independent auditors interpret the Section 404 requirements and the related rules and regulations differently than we do, or if our independent auditors are not satisfied with our internal control over financial reporting or with the level at which it is documented, operated or reviewed, they may issue a report other than an unqualified opinion. A report other than an unqualified opinion could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

We lease our executive offices, which are located at 220 South Ridgewood Avenue, Daytona Beach, Florida 32114, and 3101 West Martin Luther King Jr. Boulevard, Suite 400, Tampa, Florida 33607. We lease offices at each of our 205 locations, with the exception of Dansville and Jamestown, New York, where we own the buildings in which our offices are located. There are no outstanding mortgages on our owned properties. Our operating leases expire on various dates. These leases generally contain renewal options and rent escalation clauses based on increases in the lessors’ operating expenses and other charges. We expect that most leases will be renewed or replaced upon expiration. We believe that our facilities are suitable and adequate for present purposes, and that the productive capacity in such facilities is substantially being utilized. From time to time, we may have unused space and seek to sublet such space to third parties, depending on the demand for office space in the locations involved. In the future, we may need to purchase, build or lease additional facilities to meet the requirements projected in our long-term business plan. See Note 13 to the Consolidated Financial Statements for additional information on our lease commitments.

ITEM 3.	Legal Proceedings.

See Note 13 to the Consolidated Financial Statements for information regarding our legal proceedings.

ITEM 4.	Removed and Reserved.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “BRO.” The table below sets forth, for the quarterly periods indicated, the intra-day high and low sales prices for our common stock as reported on the NYSE Composite Tape, and the cash dividends declared on our common stock.

	High	Low		Cash Dividends Per Common Share
2009
First Quarter	$21.50	$14.95		$0.075
Second Quarter	$20.30	$17.57		$0.075
Third Quarter	$20.00	$18.33		$0.075
Fourth Quarter	$19.81	$17.10		$0.0775

2010
First Quarter	$18.10	$16.32		$0.0775
Second Quarter	$20.45	$17.65	(1)	$0.0775
Third Quarter	$20.53	$18.85		$0.0775
Fourth Quarter	$24.39	$19.88		$0.08

(1)	Excluding the official closing stock price of $8.04 on May 6, 2010, the date of the NYSE “Flash Crash.”

On February 22, 2011, there were 142,557,243 shares of our common stock outstanding, held by approximately 1,314 shareholders of record.

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

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2010, with respect to compensation plans under which the Company’s equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding options, warrants and rights (b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(3)
Equity compensation plans approved by shareholders:
Brown & Brown, Inc. 2000 Incentive Stock Option Plan	1,875,170	$17.53	—
Brown & Brown, Inc. 2010 Stock Incentive Plan	N/A	N/A	6,340,384
Brown & Brown, Inc. 1990 Employee Stock Purchase Plan	N/A	N/A	2,785,310
Brown & Brown, Inc. Performance Stock Plan	N/A	N/A	—

Total	1,875,170	$17.53	9,125,694

Equity compensation plans not approved by shareholders	—	—	—

(1)	In addition to the number of securities listed in this column, 3,429,968 shares are issuable upon the vesting of restricted stock granted under the Brown & Brown, Inc. Stock Performance Plan and the Brown & Brown, Inc. 2010 Stock Incentive Plan, which represents the maximum number of shares that can vest based on the achievement of certain performance criteria.
(2)	The weighted-average exercise price excludes outstanding restricted stock as there is no exercise price associated with these equity awards.
(3)	All of the shares available for future issuance under the Brown & Brown, Inc. 2000 Incentive Stock Option Plan, the Brown & Brown, Inc. Stock Performance Plan, and the Brown & Brown, Inc. 2010 Stock Incentive Plan may be issued in connection with options, warrants, rights, restricted stock, or other stock-based awards.

Sales of Unregistered Securities

We did not sell any unregistered securities during 2010.

Issuer Purchases of Equity Securities

The following table presents information with respect to our purchases of our common stock during the three months ended December 31, 2010.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2010 to October 31, 2010	25,804	$22.16	—	$—
November 1, 2010 to November 30, 2010	—	$—	—	$—
December 1, 2010 to December 31, 2010	381,626	$24.12	—	$—

Total	407,430	$24.00	—	$—

(1)	All of the shares reported above as purchased are attributable to shares withheld for employees’ payroll taxes and withholding taxes pertaining to the vesting of restricted shares awarded under our Performance Stock Plan.

PERFORMANCE GRAPH

The following graph is a comparison of five-year cumulative total stockholder returns for our common stock as compared with the cumulative total stockholder return for the NYSE Composite Index, and a group of peer insurance broker and agency companies (Aon Corporation, Arthur J. Gallagher & Co, Marsh & McLennan Companies, Inc., and Willis Group Holdings, Ltd.). The returns of each company have been weighted according to such companies’ respective stock market capitalizations as of December 31, 2005 for the purposes of arriving at a peer group average. The total return calculations are based upon an assumed $100 investment on December 31, 2005, with all dividends reinvested.

	FISCAL YEAR ENDING
COMPANY/INDEX/MARKET	12/31/2005	12/31/2006	12/30/2007	12/29/2008	12/31/2009	12/31/2010
Brown & Brown, Inc.	100.00	93.02	78.23	70.56	61.64	83.42

NYSE Market Index	100.00	120.47	131.15	79.67	102.20	115.88

Peer Group	100.00	101.01	105.33	97.52	90.16	115.05

We caution that the stock price performance shown in the graph should not be considered indicative of potential future stock price performance.

ITEM 6.	Selected Financial Data.

The following selected Consolidated Financial Data for each of the five fiscal years in the period ended December 31, 2010 have been derived from our Consolidated Financial Statements. Such data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this Annual Report and with our Consolidated Financial Statements and related Notes thereto in Item 8 of Part II of this Annual Report.

(in thousands, except per share data, number of employees and percentages	Year Ended December 31
	2010	2009	2008	2007		2006
REVENUES
Commissions and fees	$966,917	$964,863	$965,983	$914,650		$864,663
Investment income	1,326	1,161	6,079	30,494	(1)	11,479
Other income, net	5,249	1,853	5,492	14,523		1,862

Total revenues	973,492	967,877	977,554	959,667		878,004
EXPENSES
Employee compensation and benefits	487,820	484,680	485,783	444,101		404,891
Non-cash stock-based compensation	6,845	7,358	7,314	5,667		5,416
Other operating expenses	135,851	143,389	137,352	131,371		126,492
Amortization	51,442	49,857	46,631	40,436		36,498
Depreciation	12,639	13,240	13,286	12,763		11,309
Interest	14,471	14,599	14,690	13,802		13,357
Change in estimated acquisition earn-out payables	(1,674)	—	—	—		—

Total expenses	707,394	713,123	705,056	648,140		597,963

Income before income taxes	266,098	254,754	272,498	311,527		280,041
Income taxes	104,346	101,460	106,374	120,568		107,691

Net income	$161,752	$153,294	$166,124	$190,959		$172,350

EARNINGS PER SHARE INFORMATION
Net income per share — diluted	$1.12	$1.08	$1.17	$1.35		$1.22
Weighted average number of shares outstanding — diluted	139,318	137,507	136,884	136,357		135,886
Dividends declared per share	$0.3125	$0.3025	$0.2850	$0.2500		$0.2100

YEAR-END FINANCIAL POSITION
Total assets	$2,400,814	$2,224,226	$2,119,580	$1,960,659		$1,807,952
Long-term debt	$250,067	$250,209	$253,616	$227,707		$226,252
Total shareholders’ equity (2)	$1,506,344	$1,369,874	$1,241,741	$1,097,458		$929,345
Total shares outstanding at year-end	142,795	142,076	141,544	140,673		140,016

OTHER INFORMATION
Number of full-time equivalent employees	5,286	5,206	5,398	5,047		4,733
Total revenue per average number of employees	$185,586	$182,549	$187,181	$196,251		$189,368
Book value per share at year-end	$10.55	$9.64	$8.77	$7.80		$6.64
Stock price at year-end	$23.94	$17.97	$20.90	$23.50		$28.21
Stock price earnings multiple at year-end	21.38	16.64	17.86	17.41		23.12
Return on beginning shareholders’ equity	12%	12%	15%	21%		23%

(1)	Includes an $18,664 gain on the sale of our investment in Rock-Tenn Company.
(2)	Shareholders’ equity as of December 31, 2010, 2009, 2008, 2007, and 2006 included $7, $5, $13, $13, and $9,144, respectively, as a result of the Company’s accounting for certain equity securities and interest rate swap agreement.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion should be read in conjunction with our Consolidated Financial Statements and the related Notes to those Consolidated Financial Statements included elsewhere in this Annual Report.

We are a diversified insurance agency, wholesale brokerage, insurance programs and services organization headquartered in Daytona Beach and Tampa, Florida. As an insurance intermediary, our principal sources of revenue are commissions paid by insurance companies and, to a lesser extent, fees paid directly by customers. Commission revenues generally represent a percentage of the premium paid by an insured and are materially affected by fluctuations in both premium rate levels charged by insurance companies and the insureds’ underlying “insurable exposure units,” which are units that insurance companies use to measure or express insurance exposed to risk (such as property values, sales and payroll levels) to determine what premium to charge the insured. Insurance companies establish these premium rates based upon many factors, including reinsurance rates paid by such insurance companies, none of which we control.

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

We foster a strong, decentralized sales culture with a goal of consistent, sustained growth over the long term. As of January 2011, our senior leadership group included eight executive officers with regional responsibility for oversight of designated operations within the Company. In July 2010, J. Scott Penny was promoted to the position of Regional President, and in January 2011, he was named Chief Acquisitions Officer. Also in January, 2011, Linda S. Downs and Charles H. Lydecker were promoted to be Regional Presidents As previously announced, Jim W. Henderson, Vice Chairman and Chief Operating Officer, retired from the Company in August 2010, and Kenneth D. Kirk, Regional President, and Thomas E. Riley, Regional President and Chief Acquisitions Officer, ceased employment with the Company in January 2011.

We increased revenues every year from 1993 to 2008. In 2009, our revenue dropped to $967.9 million, then increased 0.6% to $973.5 million in 2010. Our revenues grew from $95.6 million in 1993 to $973.5 million in 2010, reflecting a compound annual growth rate of 14.6%. In the same period, we increased net income from $8.0 million to $161.8 million in 2010, a compound annual growth rate of 19.3%.

The past four years have posed significant challenges for us and for our industry in the form of a prevailing decline in insurance premium rates, commonly referred to as a “soft market;” increased significant governmental involvement in the Florida insurance marketplace since 2007, resulting in a substantial loss of revenue for us; and, beginning in the second half of 2008 and throughout 2010, increased pressure on the values of insurable exposure units as the consequence of the general weakening of the economy in the United States.

Beginning in the first quarter of 2007 through the fourth quarter of 2010 we experienced negative internal revenue growth each quarter. This was due primarily to the “soft market,” and, beginning in the second half of 2008 and throughout 2010, the decline in insurable exposure units, which further reduced our commissions and fees revenue. Part of the decline in 2007 was the result of the increased governmental involvement in the Florida insurance marketplace, as described below in “The Florida Insurance Overview.” One industry segment that was hit especially hard during these years was the home-building industry in southern California and, to a lesser extent in Nevada, Arizona and Florida. We have a wholesale brokerage operation that focuses on placing property and casualty insurance products for that home-building segment. The revenues from this operation were significantly adversely impacted during 2007 through 2009 by these national economic trends, and by 2010 these revenues were insignificant.

While insurance premium rates continued to decline for most lines of coverage during 2010, the rate of decline appeared to be slowing. In 2009 and 2010, continued declining exposure units had a greater negative impact on our commissions and fees revenue than declining insurance premium rates. Although we do not anticipate any significant changes to the insurance premium rates during 2011, there appears to be a very gradual improvement in the rate of decline of exposure units which we expect will continue into 2011.

We also earn “profit-sharing contingent commissions,” which are profit-sharing commissions based primarily on underwriting results, but may also reflect considerations for volume, growth and/or retention. These commissions are primarily received in the first and second quarters of each year, based on the aforementioned considerations for the prior year(s). Over the last three years, profit-sharing contingent commissions have averaged approximately 5.6% of the previous year’s total commissions and fees revenue. Profit-sharing contingent commissions are typically included in our total commissions and fees in the Consolidated Statements of Income in the year received. The term “core commissions and fees” excludes profit-sharing contingent commissions and therefore represents the revenues earned directly from specific insurance policies sold, and specific fee-based services rendered. In recent years, five national insurance companies have replaced the loss-ratio based profit-sharing contingent commission calculation with a guaranteed fixed-base methodology, referred to as “Guaranteed Supplemental Commissions” (“GSCs”). Since these GSCs are not subject to the uncertainty of loss ratios, they are accrued throughout the year based on actual premiums written. As of December 31, 2010, we earned $13.4 million from GSCs during 2010. Most of this total will not be collected until the first quarter of 2011. For the twelve-month periods ended December 31, 2009 and 2008, we earned $15.9 million and $13.4 million, respectively, from GSCs.

Fee revenues relate to fees negotiated in lieu of commissions, which are recognized as services are rendered. Fee revenues are generated primarily by: (1) our Services Division, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside services, and Social Security disability and Medicare benefits advocacy services, and (2) our National Programs and Wholesale Brokerage Divisions, which earn fees primarily for the issuance of insurance policies on behalf of insurance companies. These services are provided over a period of time, typically one year. Fee revenues, as a percentage of our total commissions and fees, represented 14.6% in 2010, 13.3% in 2009 and 13.7% in 2008.

Historically, investment income has consisted primarily of interest earnings on premiums and advance premiums collected and held in a fiduciary capacity before being remitted to insurance companies. Our policy is to invest available funds in high-quality, short-term fixed income investment securities. As a result of the bank liquidity and solvency issues in the United States in the last quarter of 2008, we moved substantial amounts of our cash into non-interest bearing checking accounts so that they would be fully insured by the Federal Depository Insurance Corporation (“FDIC”) or into money-market investment funds (a portion of which is FDIC insured) of SunTrust and Wells Fargo, two large national banks. Investment income also includes gains and losses realized from the sale of investments.

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

In August 2002, the Florida Legislature created “Citizens Property Insurance Corporation” (“Citizens”), to be the “insurer of last resort” in Florida. Initially, Citizens charged insurance rates that were higher than those generally prevailing in the private insurance marketplace. In each of 2004 and 2005, four major hurricanes made landfall in Florida. As a result of the ensuing significant insurance property losses, Florida property insurance rates increased in 2006. To counter the higher property insurance rates, the State of Florida instructed Citizens to significantly reduce its property insurance rates beginning in January 2007. By state law, Citizens guaranteed these rates through January 1, 2010. As a result, Citizens became one of the most, if not the most, competitive risk-bearers for a large percentage of Florida’s commercial habitational coastal property exposures, such as condominiums, apartments, and certain assisted living facilities. Additionally, Citizens became the only insurance market for certain homeowner policies throughout Florida. Today, Citizens is one of the largest underwriters of coastal property exposures in Florida. Effective January 1, 2010, Citizens raised its insurance rates, on average, 10% for properties with values of less than $10 million, and more than 10% for properties with values in excess of $10 million. It is expected that Citizens will continue to increase its insurance rates during 2011 and, as a result, the impact of Citizens should continue to lessen in 2011.

In 2007, Citizens became the principal direct competitor of the insurance companies that underwrite the condominium program administered by one of our indirect subsidiaries, Florida Intracoastal Underwriters, Limited Company (“FIU”), and the excess and surplus lines insurers represented by our wholesale brokers such as Hull & Company, Inc., another of our subsidiaries. Consequently, these operations lost significant amounts of revenue to Citizens. From 2008 through 2010, Citizens’ impact was not as dramatic as it had been in 2007; FIU’s core revenues decreased 9.2% in this period. Citizens continued to be competitive against the excess and surplus lines insurers, and therefore Citizens negatively affected the revenues of our Florida-based wholesale brokerage operations, such as Hull & Company, Inc., from 2007 through 2010, although the impact is decreasing from year to year.

Citizens’ impact on our Florida Retail Division was less severe than on our National Programs and Wholesale Brokerage Divisions, because our retail offices have the ability to place business with Citizens, although at slightly lower commission rates and with greater difficulty than is the case with other insurance companies.

Current Year Company Overview

For the fourth consecutive year, we experienced negative internal growth of our commissions and fees revenue as a direct result of the general weakness of the economy since the second half of 2008 and the continuing “soft market.” Our total commissions and fees revenue excluding the effect of recent acquisitions, profit-sharing contingencies and sales of books of business over the last twelve months reflected a negative internal growth rate of (4.7)%. However, including the revenues from new acquisitions, increased profit-sharing contingencies, and the increase in other income, total revenues in 2010 increased 0.6% over 2009.

Income before income taxes in 2010 increased over 2009 by 4.5%, or $11.3 million, to $266.1 million. Of the $11.3 million increase, $5.6 million related to increased revenues with the remaining increase attributable to improved cost efficiencies, primarily in the area of rent expense and legal costs.

Acquisitions

Approximately 37,500 independent insurance agencies are estimated to be operating currently in the United States. Part of our continuing business strategy is to attract high-quality insurance intermediaries to join our operations. From 1993 through 2010, we acquired 367 insurance intermediary operations, including acquired books of business (customer accounts). Acquisition activity slowed in 2009 in part because potential sellers were unhappy with reduced agency valuations that were the consequence of lower revenues and operating profits due to the continuing “soft market” and decreasing exposure units, and therefore opted to defer the sales of their insurance agencies. The economic outlook in 2010 improved slightly over 2009 and as a result, certain sellers viewed 2010 as a better time in which to join our organization, and consequently, we were able to close a greater number of acquisitions.

A summary of our acquisitions over the last three years is as follows (in millions, except for number of acquisitions):

	Number of Acquisitions		Estimated Annual Revenues	Net Cash Paid	Notes Issued	Liabilities Assumed	Recorded Earn-out Payable	Aggregate Purchase Price
	Asset	Stock
2010	33	—	$70.6	$158.6	$0.8	$2.3	$25.1	$186.8
2009	11	—	$26.5	$40.4	$6.9	$1.8	$7.2	$56.3
2008	43	2	$120.2	$255.8	$8.3	$14.6	$—	$278.7

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Consolidated Financial Statements and related Notes.

Financial information relating to our Consolidated Financial Results is as follows (in thousands, except percentages):

	2010	Percent Change	2009	Percent Change	2008
REVENUES
Core commissions and fees	$912,185	(0.5)%	$917,226	0.8%	$909,564
Profit-sharing contingent commissions	54,732	14.9%	47,637	(15.6)%	56,419
Investment income	1,326	14.2%	1,161	(80.9)%	6,079
Other income, net	5,249	183.3%	1,853	(66.3)%	5,492

Total revenues	973,492	0.6%	967,877	(1.0)%	977,554
EXPENSES
Employee compensation and benefits	487,820	0.6%	484,680	(0.2)%	485,783
Non-cash stock-based compensation	6,845	(7.0)%	7,358	0.6%	7,314
Other operating expenses	135,851	(5.3)%	143,389	4.4%	137,352
Amortization	51,442	3.2%	49,857	6.9%	46,631
Depreciation	12,639	(4.5)%	13,240	(0.3)%	13,286
Interest	14,471	(0.9)%	14,599	(0.6)%	14,690
Change in estimated acquisition earn-out payables	(1,674)	—%	—	—%	—

Total expenses	707,394	(0.8)%	713,123	1.1%	705,056

Income before income taxes	$266,098	4.5%	$254,754	(6.5)%	$272,498

Net internal growth rate — core commissions and fees	(4.7)%		(5.1)%		(5.5)%
Employee compensation and benefits ratio	50.1%		50.1%		49.7%
Other operating expenses ratio	14.0%		14.8%		14.1%
Capital expenditures	$10,454		$11,310		$14,115
Total assets at December 31	$2,400,814		$2,224,226		$2,119,580

Commissions and Fees

Commissions and fees revenue, including profit-sharing contingent commissions, increased 0.2% in 2010, but decreased 0.1% in 2009 after a 5.6% increase in 2008. Profit-sharing contingent commissions increased $7.1 million to $54.7 million in 2010, with the increase primarily due to the performance of our National Programs Division. Profit-sharing contingent commissions decreased $8.8 million to $47.6 million in 2009 primarily due to higher loss ratios, and therefore, lower profitability for insurance carriers. Core commissions and fees are our commissions and fees, less (i) profit-sharing contingent commissions and (ii) divested business (commissions and fees generated from offices, books of business or niches sold or terminated). Core commissions and fees revenue decreased 4.7% in 2010, 5.1% in 2009 and 5.5% in 2008. The 2010 decrease of (4.7)% represents $42.7 million of net lost core commissions and fees revenue, of which $7.6 million was attributable to our retail, wholesale brokerage and services operations based in Florida, while $21.8 million related to our non-Florida retail, wholesale brokerage and services operations. The remaining $13.3 million of net lost core commissions and fees revenue related to our National Programs Division, of which $10.7 million represented net lost business at Proctor Financial, Inc., our subsidiary which provides lender-placed insurance (“Proctor”).

The 2009 decrease of (5.1)% represented $46.5 million of net lost core commissions and fees revenue, of which $22.4 million was attributable to our retail, wholesale brokerage and services operations based in Florida. The decrease in our non-Florida retail and wholesale brokerage operations in 2009 was $35.1 million, but that was substantially offset by Proctor’s strong revenue growth of $13.4 million.

Investment Income

Investment income increased slightly to $1.3 million in 2010, compared with $1.2 million in 2009 and $6.1 million in 2008. The $4.9 million decrease in 2009 from 2008 was primarily due to substantially lower investment yields in 2009, even though the average daily invested balance was higher in 2009 than in 2008.

Other Income, Net

Other income for 2010 reflected income of $5.2 million, compared with $1.9 million in 2009 and $5.5 million in 2008. Other income consists primarily of gains and losses from the sale and disposition of assets. However, for 2010, other income also included $1.5 million paid to us in accordance with judgments rendered in our favor in litigation against former employees for violation of restrictive covenants contained in their employment agreements with us. Also in 2010, we recognized gains of $1.2 million from sales of books of business (customer accounts). Although we are not in the business of selling books of business, we periodically will sell an office or a book of business because it does not produce reasonable margins or demonstrate a potential for growth, or for other reasons related to the particular assets in question.

Employee Compensation and Benefits

Employee compensation and benefits expense increased, on a net basis, approximately 0.6% or $3.1 million in 2010. However, that net increase included $10.6 million of new compensation costs related to new acquisitions that were stand-alone offices, and therefore, employee compensation and benefits from those offices that existed in same time periods of 2010 and 2009 (including the new acquisitions that “folded in” to those offices) decreased by $7.4 million. The employee compensation and benefit reductions from these offices were primarily related to reductions in staff and management salaries and bonuses of $12.6 million, off-set by an increase in compensation of new producers of $3.2 million for new salaried producers and $0.8 million for new commissioned producers, and an increase of $1.1 million in group health insurance costs.

Employee compensation and benefits decreased, on a net basis, approximately (0.2)% or $1.1 million in 2009. However, that net decrease included $17.3 million of new compensation costs related to new acquisitions that were stand-alone offices, and therefore, employee compensation and benefits from those offices that existed in same time periods of 2009 and 2008 (including the new acquisitions that “folded in” to those offices) decreased by $18.4 million. The employee compensation and benefit reductions from these offices were primarily related to reductions in producer commissions, staff salaries and bonuses of $15.9 million, off-set by an increase in compensation of new salaried producers of $1.1 million.

Employee compensation and benefits expense as a percentage of total revenues remained flat at 50.1% for both 2010 and 2009, but was 49.7% in 2008. The increase in the percentage in 2009 from 2008 was the result of the continued reduction of compensation expense due to headcount reductions. We had 5,286 full-time equivalent employees at December 31, 2010, compared with 5,206 at December 31, 2009 and 5,398 at December 31, 2008. Of the net increase of 80 full-time equivalent employees at December 31, 2010 over the prior year-end, an increase of 226 was attributable to acquisitions that continued as stand-alone offices, thus reflecting a net reduction of 146 employees in the offices existing at both year-ends.

Non-Cash Stock-Based Compensation

The Company has an employee stock purchase plan, and grants stock options and non-vested stock awards to its employees. Compensation expense for all share-based awards is recognized in the financial statements based upon the grant-date fair value of those awards.

For 2010, 2009 and 2008, the non-cash stock-based compensation expense incorporates the costs related to each of our four stock-based plans as explained in Note 11 of the Notes to the Consolidated Financial Statements.

Non-cash stock-based compensation decreased 7.0% or $0.5 million in 2010 as a result of headcount reductions. Effective January 2011, we issued new grants under our Stock Incentive Plan (SIP) that will vest in six to ten years, subject to the achievement of certain performance criteria by grantees, and the achievement of consolidated EPS growth at certain levels by the Company, over a five-year measurement period ending December 31, 2015. We estimate that the incremental cost of these new SIP grants in 2011 will be approximately $5.1 million.

Other Operating Expenses

As a percentage of total revenues, other operating expenses represented 14.0% in 2010, 14.8% in 2009 and 14.1% in 2008. Other operating expenses in 2010 decreased $7.5 million from 2009, of which $2.4 million was related to acquisitions that joined as stand-alone offices. Therefore, other operating expenses from those offices that existed in the same periods in both 2010 and 2009 (including the new acquisitions that “folded in” to those offices) decreased by $9.9 million. Of the $9.9 million decrease, $3.2 million related to reduced net legal fees, $2.5 million related to reductions in office rent expense, and the remaining $4.2 million related to broad-based reductions relating to travel and entertainment expenses, bad debt expenses, supplies, and postage and delivery expenses. Of the $3.2 million reduction in net legal fees, $3.8 million related to a reimbursement by an insurance carrier of previously incurred legal costs.

Other operating expenses in 2009 increased $6.0 million over 2008, of which $4.6 million was related to acquisitions that joined as stand-alone offices. Therefore, other operating expenses from those offices that existed in the same periods in both 2009 and 2008 (including the new acquisitions that “folded in” to those offices) increased by $1.4 million. Of the $1.4 million increase, $3.0 million resulted from additional legal fees, but those costs were partially offset by broad-based reductions relating to travel and entertainment expenses, supplies, and postage and delivery expenses.

Amortization

Amortization expense increased $1.6 million, or 3.2%, in 2010, $3.2 million, or 6.9%, in 2009, and $6.2 million, or 15.3%, in 2008. The increases in 2010 and 2009 were due to the amortization of additional intangible assets as a result of acquisitions completed in those years.

Depreciation

Depreciation decreased (4.5)% in 2010 and (0.3)% in 2009 but increased 4.1% in 2008. The decreases in 2010 and 2009 were primarily due to reduced acquisition activity. The increase in 2008 was primarily due to the purchase of new computers, related equipment and software, corporate aircraft and the depreciation of fixed assets associated with acquisitions completed that year.

Interest Expense

Interest expense decreased $0.1 million, or (0.9)%, in 2010 and $0.1 million, or (0.6)%, in 2009 primarily as a result of principal payments during those years. Interest expense increased $0.9 million, or 6.4%, in 2008 over 2007 primarily as a result of the additional $25.0 million that was borrowed in February 2008.

Change in estimated acquisition earn-out payables

For acquisitions consummated after January 1, 2009, $32.3 million was initially recorded as estimated acquisition earn-out payables. During 2010, the fair value of the estimated acquisition earn-out payables was re-evaluated on a quarterly basis and reduced, in aggregate, by $1.7 million, which resulted in a credit to the Consolidated Statement of Income. Additionally, the interest expense accretion to the Consolidated Statement of Income for 2010 and 2009 was $0.9 million and $0.1 million, respectively.

Income Taxes

The effective tax rate on income from operations was 39.2% in 2010, 39.8% in 2009 and 39.0% in 2008. The lower effective annual tax rate in 2010 compared with 2009 was primarily the result of lower average effective state income tax rates. The higher effective annual tax rate in 2009 compared with 2008 was primarily the result of reduced benefits from tax-exempt interest income, and increased amounts of business conducted in states having higher state tax rates.

RESULTS OF OPERATIONS — SEGMENT INFORMATION

As discussed in Note 15 of the Notes to Consolidated Financial Statements, we operate four reportable segments or divisions: the Retail, National Programs, Wholesale Brokerage, and Services Divisions. On a divisional basis, increases in amortization, depreciation and interest expenses result from completed acquisitions within a given division in a particular year. Likewise, other income in each division primarily reflects net gains on sales of customer accounts and fixed assets. As such, in evaluating the operational efficiency of a division, management emphasizes the net internal growth rate of core commissions and fees revenue, the gradual improvement of the ratio of total employee compensation and benefits to total revenues, and the gradual improvement of the ratio of other operating expenses to total revenues.

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

The internal growth rates for our core commissions and fees for the three years ended December 31, 2010, 2009 and 2008, by divisional units are as follows (in thousands, except percentages):

2010	For the years ended December 31,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
	2010	2009
Florida Retail	$151,113	$155,928	$(4,815)	(3.1)%	$1,509	$(6,324)	(4.1)%
National Retail	314,330	308,461	5,869	1.9%	15,895	(10,026)	(3.3)%
Western Retail	93,876	98,249	(4,373)	(4.5)%	6,200	(10,573)	(10.8)%

Total Retail(1)	559,319	562,638	(3,319)	(0.6)%	23,604	(26,923)	(4.8)%

Professional Programs	41,686	44,588	(2,902)	(6.5)%	—	(2,902)	(6.5)%
Special Programs	124,089	133,704	(9,615)	(7.2)%	740	(10,355)	(7.7)%

Total National Programs	165,775	178,292	(12,517)	(7.0)%	740	(13,257)	(7.4)%

Wholesale Brokerage	140,755	142,069	(1,314)	(0.9)%	1,094	(2,408)	(1.7)%
Services	46,336	32,689	13,647	41.7%	13,716	(69)	(0.2)%

Total Core Commissions and Fees	$912,185	$915,688	$(3,503)	(0.4)%	$39,154	$(42,657)	(4.7)%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Consolidated Statements of Income for the years ended December 31, 2010 and 2009 is as follows (in thousands):

	For the years ended December 31,
	2010	2009
Total core commissions and fees	$912,185	$915,688
Profit-sharing contingent commissions	54,732	47,637
Divested business	—	1,538

Total commission & fees	$966,917	$964,863

2009	For the years ended December 31,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
	2009	2008
Florida Retail	$155,817	$167,508	$(11,691)	(7.0)%	$6,203	$(17,894)	(10.7)%
National Retail	309,386	293,748	15,638	5.3%	32,713	(17,075)	(5.8)%
Western Retail	98,888	96,155	2,733	2.8%	16,302	(13,569)	(14.1)%

Total Retail(1)	564,091	557,411	6,680	1.2%	55,218	(48,538)	(8.7)%

Professional Programs	44,588	43,881	707	1.6%	—	707	1.6%
Special Programs	133,768	121,833	11,935	9.8%	1,719	10,216	8.4%

Total National Programs	178,356	165,714	12,642	7.6%	1,719	10,923	6.6%

Wholesale Brokerage	142,090	149,895	(7,805)	(5.2)%	1,602	(9,407)	(6.3)%
Services	32,689	32,137	552	1.7%	—	552	1.7%

Total Core Commissions and Fees	$917,226	$905,157	$12,069	1.3%	$58,539	$(46,470)	(5.1)%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Consolidated Statements of Income for the years ended December 31, 2009 and 2008 is as follows (in thousands):

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

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Consolidated Statements of Income for the years ended December 31, 2008 and 2007 is as follows (in thousands):

	For the years ended December 31,
	2008	2007
Total core commissions and fees	$909,564	$847,222
Profit-sharing contingent commissions	56,419	57,623
Divested business	—	9,805

Total commission & fees	$965,983	$914,650

(1)	The Retail Division includes commissions and fees reported in the “Other” column of the Segment Information in Note 15 of the Notes to the Consolidated Financial Statements, which includes corporate and consolidation items.

Retail Division

The Retail Division provides a broad range of insurance products and services to commercial, public and quasi-public, professional and individual insured customers. Approximately 96.2% of the Retail Division’s commissions and fees revenue is commission-based. Because most of our other operating expenses do not change as premiums fluctuate, we believe that most of any fluctuation in the commissions, net of related compensation, which we receive will be reflected in our pre-tax income.

Financial information relating to Brown & Brown’s Retail Division is as follows (in thousands, except percentages):

	2010	Percent Change	2009	Percent Change	2008
REVENUES
Core commissions and fees	$558,535	(0.7)%	$562,619	0.4%	$560,311
Profit-sharing contingent commissions	15,274	(23.1)%	19,853	(23.3)%	25,884
Investment income	170	(39.7)%	282	(71.8)%	999
Other income, net	1,082	74.5%	620	(79.6)%	3,044

Total revenues	575,061	(1.4)%	583,374	(1.2)%	590,238

EXPENSES
Employee compensation and benefits	288,957	(0.9)%	291,675	0.1%	291,486
Non-cash stock-based compensation	3,514	(25.1)%	4,692	30.0%	3,610
Other operating expenses	93,184	(4.6)%	97,639	4.6%	93,372
Amortization	30,725	2.6%	29,943	11.6%	26,827
Depreciation	5,349	(11.7)%	6,060	—%	6,061
Interest	27,037	(14.4)%	31,596	4.3%	30,287
Change in estimated acquisition earn-out payables	(1,731)	—%	—	—%	—

Total expenses	447,035	(3.2)%	461,605	2.2%	451,643

Income before income taxes	$128,026	5.1%	$121,769	(12.1)%	$138,595

Net internal growth rate — core commissions and fees	(4.8)%		(8.7)%		(6.9)%
Employee compensation and benefits ratio	50.2%		50.0%		49.4%
Other operating expenses ratio	16.2%		16.7%		15.8%

Capital expenditures	$4,852		$3,459		$4,152
Total assets at December 31	$1,914,587		$1,764,249		$1,687,137

The Retail Division’s total revenues in 2010 decreased (1.4)%, or $8.3 million, from the same period in 2009, to $575.1 million. Profit-sharing contingent commissions in 2010 decreased $4.6 million, or (23.1)%, from 2009, primarily due to increased loss ratios resulting in lower profitability for insurance companies in 2009. The $4.1 million net decrease in commissions and fees revenue resulted from the following factors: (i) an increase of approximately $23.6 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in 2009, (ii) a decrease of $1.5 million related to commissions and fees revenue recorded in 2009 from business divested during 2010, and (iii) the remaining net decrease of $26.9 million was primarily attributable to net lost business. The Retail Division’s negative internal growth rate for core commissions and fees revenue was (4.8)% for 2010, and was driven by lower property insurance rates and reduced insurable exposure units in most areas of the United States.

Income before income taxes for 2010 increased 5.1%, or $6.3 million, over the same period in 2009, to $128.0 million. Even though total revenues were down $8.3 million, total expenses were reduced by $14.6 million. Employee compensation and benefits expense was reduced $2.7 million primarily due to lower salaries and bonuses, non-cash stock-based compensation was reduced by $1.2 million as a result of lower participation in the employee stock purchase plan and certain forfeitures of performance stock plan shares, other operating expenses were reduced by $4.5 million due to broad-based expense reductions, a lower inter-company interest allocation of $4.5 million resulting from reduced acquisition activity and a $1.7 million credit resulted from changes in the estimated acquisition earn-out payables. Additionally, interest expenses of this Division for prior acquisitions decreased by $4.6 million, primarily due to the 1.0% annual reduction in the cost of capital interest rate charged against the total purchase price of the Division’s prior acquisitions.

The Retail Division’s total revenues in 2009 decreased $6.9 million to $583.4 million, a (1.2)% decrease from 2008. Profit-sharing contingent commissions in 2009 decreased $6.0 million from 2008, primarily due to increased loss ratios resulting in lower profitability for insurance companies in 2008. Approximately $2.3 million of the change in the Retail Division’s total revenues was due to net growth in core commissions and fees; however, $55.2 million was from acquisitions for which there were no comparable revenues in 2008. Therefore, excluding revenues from acquisitions, $48.5 million was lost on a “same-store sales” basis, resulting in a negative internal growth rate of (8.7)%. Most of the negative internal growth resulted from continued reductions in insurable exposure units caused by the significant slowdown in the middle-market economy during 2009. Additionally, insurance pricing continued to be competitive, primarily in Florida and in the western United States.

Income before income taxes in 2009 decreased $16.8 million from 2008, of which $6.0 million was due to reduced profit- sharing contingent commissions and $3.1 million was due to reduced investment and other income. The remaining decrease of $7.7 million was due to reduced earnings from core commissions and fees, offset by earnings from acquisitions.

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

Financial information relating to our National Programs Division is as follows (in thousands, except percentages):

	2010	Percent Change	2009	Percent Change	2008
REVENUES
Core commissions and fees	$165,775	(7.1)%	$178,356	7.5%	$165,933
Profit-sharing contingent commissions	23,169	89.7%	12,216	1.8%	11,997
Investment income	1	(66.7)%	3	(99.1)%	327
Other income, net	220	NMF (1)	18	(37.9)%	29

Total revenues	189,165	(0.7)%	190,593	6.9%	178,286

EXPENSES
Employee compensation and benefits	72,529	(0.8)%	73,142	7.4%	68,116
Non-cash stock-based compensation	811	(21.2)%	1,029	28.6%	800
Other operating expenses	25,359	(11.7)%	28,721	7.3%	26,761
Amortization	9,213	0.4%	9,175	0.8%	9,098
Depreciation	3,049	11.9%	2,725	1.2%	2,693
Interest	3,242	(39.6)%	5,365	(28.8)%	7,531
Change in estimated acquisition earn-out payables	21	—%	—	—%	—

Total expenses	114,224	(4.9)%	120,157	4.5%	114,999

Income before income taxes	$74,941	6.4%	$70,436	11.3%	$63,287

Net internal growth rate — core commissions and fees	(7.4)%		6.6%		9.5%
Employee compensation and benefits ratio	38.3%		38.4%		38.2%
Other operating expenses ratio	13.4%		15.1%		15.0%

Capital expenditures	$2,432		$4,318		$2,867
Total assets at December 31	$667,123		$627,392		$607,599

(1)	NMF = Not a meaningful figure

The National Programs Division’s total revenues in 2010 decreased $1.4 million to $189.2 million, a (0.7)% decrease from 2009. Profit-sharing contingent commissions in 2010 increased $11.0 million over 2009, of which $5.8 million of that increase related to our condominium program at FIU, and $3.8 million related to Proctor Financial, Inc., our subsidiary that provides lender-placed insurance (“Proctor”). FIU’s increased profit-sharing contingent commissions were principally attributable to the lack of hurricane activity in Florida during 2010 and 2009. Proctor’s increased profit-sharing contingent commissions were the direct result of the substantial premium growth generated by Proctor in 2009. Of the $12.6 million net decrease in commissions and fees for National Programs: (i) an increase of approximately $0.7 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2009; and (ii) the remaining net decrease of $13.3 million was primarily related to net lost business. Therefore, the National Programs Division’s negative internal growth rate for core commissions and fees revenue was (7.4)% for 2010. Of the $13.3 million of net lost business, $10.7 million related to Proctor, and was primarily the result of its loss of two large customers, $1.9 million related to the Lawyer’s Protector Plan® and $0.9 million related to FIU.

Income before income taxes for 2010 increased 6.4%, or $4.5 million, over the same period in 2009, to $74.9 million. Even though total revenues decreased $1.4 million, total expenses were reduced by $5.9 million. Employee compensation and benefits expense was reduced $0.6 million primarily due to lower salaries and producer commission expense, other operating expenses were reduced by $3.4 million due to broad-based expense reductions, and inter-company interest allocation was reduced by $2.1 million as a result of reduced acquisition activity. Additionally, interest expenses to this Division for prior acquisitions decreased by $2.1 million, primarily due to the 1.0% annual reduction in the cost of capital interest rate charged against the total purchase price of the Division’s prior acquisitions.

The National Programs Division’s total revenues in 2009 increased $12.3 million to $190.6 million, a 6.9% increase over 2008. Profit-sharing contingent commissions in 2009 increased $0.2 million over 2008, primarily due to the improved profitability of the insurance carriers during calendar year 2008. Of the $12.4 million increase in core commissions and fees revenues, only approximately $1.7 million related to core commissions and fees revenue from acquisitions for which there were no comparable revenues in 2008. The National Programs Division’s net internal growth rate for core commissions and fees revenue was 6.6%, excluding core commissions and fees revenues recognized in 2009 from new acquisitions. The majority of the internally generated growth in core commissions and fees revenues was primarily related to $13.4 million of net new business written by Proctor. Additionally, our professional liability programs generated net new business of approximately $0.9 million, our condominium program at FIU was down slightly by $0.3 million, and our public entity business lost approximately $0.9 million of core commissions and fees revenue, mainly due to premium rate reductions.

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

Financial information relating to our Wholesale Brokerage Division is as follows (in thousands, except percentages):

	2010	Percent Change	2009	Percent Change	2008
REVENUES
Core commissions and fees	$140,755	(0.9)%	$142,090	(5.3)%	$150,048
Profit-sharing contingent commissions	16,289	4.6%	15,568	(16.0)%	18,538
Investment income	29	(53.2)%	62	(95.6)%	1,414
Other income, net	1,626	161.8%	621	(3.7)%	645

Total revenues	158,699	0.2%	158,341	(7.2)%	170,645

EXPENSES
Employee compensation and benefits	78,945	(2.0)%	80,561	(7.7)%	87,297
Non-cash stock-based compensation	687	(30.3)%	985	21.6%	810
Other operating expenses	30,413	(6.0)%	32,343	(4.4)%	33,815
Amortization	10,201	(0.4)%	10,239	0.3%	10,205
Depreciation	2,695	(6.9)%	2,894	0.1%	2,892
Interest	10,770	(24.6)%	14,289	(20.8)%	18,033
Change in estimated acquisition earn-out payables	(246)	—%	—	—%	—

Total expenses	133,465	(5.6)%	141,311	(7.7)%	153,052

Income before income taxes	$25,234	48.2%	$17,030	(3.2)%	$17,593

Net internal growth rate — core commissions and fees	(1.7)%		(6.3)%		(14.6)%
Employee compensation and benefits ratio	49.7%		50.9%		51.2%
Other operating expenses ratio	19.2%		20.4%		19.8%

Capital expenditures	$1,838		$3,201		$4,794
Total assets at December 31	$631,344		$618,704		$618,662

The Wholesale Brokerage Division’s total revenues in 2010 increased $0.4 million over 2009, of which $0.7 million was attributable to higher profit-sharing contingent commissions, and $1.0 million was attributable to an increase in other income and this increase was partially offset by a $1.3 million reduction in core commissions and fees revenue. Of the $1.3 million net decrease in commissions and fees revenue: (i) an increase of approximately $1.1 million related to core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2009; and (ii) the remaining net decrease of $2.4 million was primarily due to net lost business. As such, the Wholesale Brokerage Division’s negative internal growth rate for core commissions and fees revenue for 2010 was (1.7)%. Even though the internal growth rate in 2010 remained negative, the substantial reduction in the negative growth rates as compared to 2009 and 2008 reflects gradual continuation of the stabilization of coastal property insurance rates and the fact that excess and surplus lines insurance products continue to be more competitive against the standard lines carriers, including, especially, Citizens Property Insurance Corporation in Florida.

Income before income taxes for 2010 increased 48.2%, or $8.2 million, over the same period in 2009, to $25.2 million. Even though total revenues increased by only $0.4 million, total expenses were reduced by $7.8 million. Employee compensation and benefits expense was reduced $1.6 million primarily due to lower management and staff salaries and bonuses, and other operating expenses were reduced by $1.9 million, primarily in the areas of postage, supplies, telephone, and office rent costs. Additionally, interest expenses for this Division for prior acquisitions decreased by $3.5 million, primarily due to the 1.0% annual reduction in the cost of capital interest rate charged against the total purchase price of the Division’s prior acquisitions.

The Wholesale Brokerage Division’s total revenues in 2009 decreased $12.3 million from 2008, of which $8.0 million was attributable to the reduction in core commissions and fees revenue, $3.0 million was the result of lower profit-sharing contingent commissions, and $1.4 million was due to a reduction in investment income. Of the $8.0 million net decrease in core commissions and fees, only $1.6 million related to core commissions and fees revenue from acquisitions for which there were no comparable revenues in 2008. The net internal growth rate for core commissions and fees revenue in 2009 was (6.3)%, or $9.4 million less in revenues than in 2008, excluding core commissions and fees revenue recognized in 2009 from new acquisitions. The 2009 internal growth rate of (6.3)% was an improvement over the 2008 internal growth rate of (14.6)% and represented $13.5 million less of lost revenues. This improvement was reflective of the stabilization of coastal property insurance rates and the fact that excess and surplus lines insurance products have become more competitive against the standard lines carriers, including, especially, Citizens.

Income before income taxes in 2009 decreased by only $0.6 million to $17.0 million, a 3.2% decrease from 2008, even though total revenues decreased $12.3 million from 2008. This improvement in pre-tax margin was primarily the result of specific headcount reductions at several of our wholesale brokerage operations, which also resulted in a $6.7 million reduction in employee compensation and benefits. Additionally we reduced other operating expenses by $1.5 million, primarily in the areas of travel and entertainment expenses, bad debt expense and occupancy costs. Interest expenses for this Division for prior acquisitions decreased by $3.7 million, primarily due to the 1.0% annual reduction in the cost of capital interest rate charged against the total purchase price of the Division’s prior acquisitions.

Services Division

The Services Division provides insurance-related services, including third-party claims administration (“TPA”) and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside services and, effective in 2010, Social Security disability and Medicare benefits advocacy services.

Unlike our other segments, approximately 99.8% of the Services Division’s 2010 commissions and fees revenue is generated from fees, which are not significantly affected by fluctuations in general insurance premiums.

Financial information relating to our Services Division is as follows (in thousands, except percentages):

	2010	Percent Change	2009	Percent Change	2008
REVENUES
Core commissions and fees	$46,336	41.7%	$32,689	1.7%	$32,137
Profit-sharing contingent commissions	—	—	—	—	—
Investment income	15	(34.8)%	23	76.9%	13
Other (loss) income net	96	209.7%	31	NMF (1)	(6)

Total revenues	46,447	41.9%	32,743	1.9%	32,144

EXPENSES
Employee compensation and benefits	26,443	38.4%	19,106	4.4%	18,293
Non-cash stock-based compensation	87	(46.6)%	163	16.4%	140
Other operating expenses	7,734	54.2%	5,015	1.8%	4,924
Amortization	1,264	173.6%	462	—	462
Depreciation	352	5.7%	333	(20.9)%	421
Interest	2,592	288.0%	668	(11.1)%	751
Change in estimated acquisition earn-out payables	282	—	—	—	—

Total expenses	38,754	50.5%	25,747	3.0%	24,991

Income before income taxes	$7,693	10.0%	$6,996	(2.2)%	$7,153

Net internal growth rate — core commissions and fees	(0.2)%		1.7%		(9.5)%
Employee compensation and benefits ratio	56.9%		58.4%		56.9%
Other operating expenses ratio	16.7%		15.3%		15.3%

Capital expenditures	$419		$160		$301
Total assets at December 31	$145,321		$47,829		$45,360

(1)	NMF = Not a meaningful figure

The Services Division’s total revenues in 2010 increased $13.7 million over 2009, almost exclusively due to acquired revenues attributable to our Medicare Secondary Payer statute (“MSP”) compliance-related services and our new Social Security disability and Medicare benefits advocacy services.

Income before income taxes in 2010 increased $0.7 million over 2009 due to the operations acquired in 2010. Additionally, interest expenses for this Division for the current year acquisitions increased by $1.9 million, primarily due to the interest rate charged against the total purchase price of the Division’s acquisitions.

The Services Division’s total revenues in 2009 increased $0.6 million from 2008, primarily due to net new business growth generated by our MSP compliance-related services and our workers’ compensation claims business. This net new business growth was offset by a $0.9 million reduction in commissions and fees at our public entity claims services, due to the continued drop in the Florida workers’ compensation rates.

Income before income taxes in 2009 decreased $0.2 million from 2008. Even though total revenues increased slightly in 2009, employee compensation and benefits increased $0.8 million, due to increased staffing associated with our MSP compliance-related services and our workers’ compensation claims business.

Other

As discussed in Note 15 of the Notes to Consolidated Financial Statements, the “Other” column in the Segment Information table includes any income and expenses not allocated to reportable segments, and corporate-related items, including the inter-company interest expense charges to reporting segments.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents of $273.0 million at December 31, 2010 reflected an increase of $75.9 million from the $197.1 million balance at December 31, 2009. During 2010, $296.1 million of cash was provided from operating activities. Also during this period, $157.6 million of cash was used for acquisitions, $10.4 million was used for additions to fixed assets, $19.4 million was used for payments on long-term debt and $44.5 million was used for payment of dividends.

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

Our ratio of current assets to current liabilities (the “current ratio”) was 1.39 and 1.28 at December 31, 2010 and 2009, respectively.

Contractual Cash Obligations

As of December 31, 2010, our contractual cash obligations were as follows:

(in thousands)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$251,729	$1,662	$67	$125,000	$125,000
Other liabilities	11,516	6,380	3,723	380	1,033
Operating leases	95,142	24,491	35,149	21,519	13,983
Interest obligations	39,368	12,790	17,675	7,522	1,381
Unrecognized tax benefits	656	—	656	—	—
Maximum future acquisition contingency payments	144,383	81,067	60,120	3,196	—

Total contractual cash obligations	$542,794	$126,390	$117,390	$157,617	$141,397

Debt

In July 2004, we completed a private placement of $200.0 million of unsecured senior notes (the “Notes”). The $200.0 million is divided into two series: Series A, for $100.0 million due in 2011 and bearing interest at 5.57% per year; and Series B, for $100.0 million due in 2014 and bearing interest at 6.08% per year. The closing on the Series B Notes occurred on July 15, 2004. The closing on the Series A Notes occurred on September 15, 2004. We have used the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. As of December 31, 2010 and 2009, there was an outstanding balance of $200.0 million on the Notes.

On December 22, 2006, we entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). The Purchaser also purchased Notes issued by us in 2004. The Master Agreement provides for a $200.0 million private uncommitted “shelf” facility for the issuance of senior unsecured notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten years, as the parties may determine. The Master Agreement includes various covenants, limitations and events of default similar to the Notes issued in 2004. The initial issuance of notes under the Master Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.66% per annum. On February 1, 2008, $25.0 million in Series D Senior Notes due January 15, 2015, with a fixed interest rate of 5.37% per annum were issued. As of December 31, 2010 and 2009, there was an outstanding balance of $50.0 million under the Master Agreement.

On January 21, 2011, we entered into a Confirmation of Acceptance (the “Confirmation”) in connection with the Master Agreement in which we agreed to issue to the Purchaser and certain of the Purchaser’s affiliates an aggregate of $100.0 million principal amount of unsecured Series E Senior Notes due September 15, 2018, with a fixed interest rate of 4.5% per year. The closing and funding date for the unsecured Series E Senior Notes is identified as September 15, 2011 in order to correspond with maturity date of the Series A Notes. In accordance with ASC Topic 470 – Debt, the Company has classified the related principal balance as long-term debt as of December 31, 2010, as the Company has both the intent and ability to refinance the obligation on a long-term basis, as evidenced by the Confirmation.

On June 12, 2008, we entered into an Amended and Restated Revolving Loan Agreement (the “Loan Agreement”), dated as of June 3, 2008, with a national banking institution, amending and restating the existing Revolving Loan Agreement dated September 29, 2003, as amended (the “Revolving Agreement”), in order to increase the lending commitment to $50.0 million (subject to potential increases up to $100.0 million) and to extend the maturity date from December 20, 2011 to June 3, 2013. The Revolving Agreement initially provided for a revolving credit facility in the maximum principal amount of $75.0 million. After a series of amendments that provided covenant exceptions for the notes issued or to be issued under the Master Agreement and relaxed or deleted certain other covenants, the maximum principal amount was reduced to $20.0 million. The calculation of interest and fees is generally based on our quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization, and non-cash stock-based compensation. Interest is charged at a rate equal to 0.50% to 1.00% above the London Interbank Offering Rate (“LIBOR”) or 1.00% below the base rate, each as more fully defined in the Loan Agreement. Fees include an upfront fee, an availability fee of 0.10% to 0.20%, and a letter of credit usage fee of 0.50% to 1.00%. The Loan Agreement contains various covenants, limitations, and events of default customary for similar facilities for similar borrowers. The 90-day LIBOR was 0.300% and 0.251% as of December 31, 2010 and 2009, respectively. There were no borrowings against this facility at December 31, 2010 or 2009.

All three of these credit agreements require that we maintain certain financial ratios and comply with certain other covenants. We were in compliance with all such covenants as of December 31, 2010 and 2009.

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

Management assesses the recoverability of our goodwill on an annual basis, and assesses the recoverability of our amortizable intangibles and other long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The following factors, if present, may trigger an impairment review: (i) significant underperformance relative to historical or projected future operating results; (ii) significant negative industry or economic trends; (iii) significant decline in our stock price for a sustained period; and (iv) significant decline in our market capitalization. If the recoverability of these assets is unlikely because of the existence of one or more of the above-referenced factors, an impairment analysis is performed. Management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these assets. If these estimates or related assumptions change in the future, we may be required to revise the assessment and, if appropriate, record an impairment charge. We completed our most recent evaluation of impairment for goodwill as of November 30, 2010 and identified no impairment as a result of the evaluation.

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

Our invested assets are held as cash and cash equivalents, restricted cash and investments, available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit. These investments are subject to interest rate risk and equity price risk. The fair values of our cash and cash equivalents, restricted cash and investments, and certificates of deposit at December 31, 2010 and 2009 approximated their respective carrying values due to their short-term duration and, therefore, such market risk is not considered to be material.

We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date.

ITEM 8.	Financial Statements and Supplementary Data.

BROWN & BROWN, INC.

CONSOLIDATED STATEMENTS OF

INCOME

	Year Ended December 31,
(in thousands, except per share data)	2010	2009	2008
REVENUES
Commissions and fees	$966,917	$964,863	$965,983
Investment income	1,326	1,161	6,079
Other income, net	5,249	1,853	5,492

Total revenues	973,492	967,877	977,554

EXPENSES
Employee compensation and benefits	487,820	484,680	485,783
Non-cash stock-based compensation	6,845	7,358	7,314
Other operating expenses	135,851	143,389	137,352
Amortization	51,442	49,857	46,631
Depreciation	12,639	13,240	13,286
Interest	14,471	14,599	14,690
Change in estimated acquisition earn-out payables	(1,674)	—	—

Total expenses	707,394	713,123	705,056

Income before income taxes	266,098	254,754	272,498
Income taxes	104,346	101,460	106,374

Net income	$161,752	$153,294	$166,124

Net income per share:
Basic	$1.14	$1.08	$1.18

Diluted	$1.12	$1.08	$1.17

Weighted average number of shares outstanding:
Basic	137,924	137,173	136,319

Diluted	139,318	137,507	136,884

Dividends declared per share	$0.3125	$0.3025	$0.2850

See accompanying notes to consolidated financial statements.

BROWN & BROWN, INC.

CONSOLIDATED

BALANCE SHEETS

	At December 31,
(in thousands, except per share data)	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$272,984	$197,113
Restricted cash and investments	123,594	155,257
Short-term investments	7,678	8,213
Premiums, commissions and fees receivable	214,446	209,462
Deferred income taxes	20,076	11,791
Other current assets	14,031	31,863

Total current assets	652,809	613,699
Fixed assets, net	59,713	61,467
Goodwill	1,194,827	1,074,397
Amortizable intangible assets, net	481,900	468,862
Other assets	11,565	5,801

Total assets	$2,400,814	$2,224,226

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Premiums payable to insurance companies	$311,346	$310,296
Premium deposits and credits due customers	28,509	37,715
Accounts payable	33,693	17,431
Accrued expenses and other liabilities	94,947	96,387
Current portion of long-term debt	1,662	17,124

Total current liabilities	470,157	478,953
Long-term debt	250,067	250,209
Deferred income taxes, net	146,482	115,609
Other liabilities	27,764	9,581
Commitments and contingencies (Note 13)
Shareholders’ Equity:
Common stock, par value $0.10 per share; authorized 280,000 shares; issued and outstanding 142,795 at 2010 and 142,076 at 2009	14,279	14,208
Additional paid-in capital	286,997	267,856
Retained earnings	1,205,061	1,087,805
Accumulated other comprehensive income, net of related income tax effect of $4 at 2010 and $3 at 2009	7	5

Total shareholders’ equity	1,506,344	1,369,874

Total liabilities and shareholders’ equity	$2,400,814	$2,224,226

See accompanying notes to consolidated financial statements.

BROWN & BROWN, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
(in thousands, except per share data)	Shares Outstanding	Par Value
Balance at January 1, 2008	140,673	$14,067	$231,888	$851,490	$13	$1,097,458
Net income and comprehensive income				166,124		166,124
Common stock issued for employee stock benefit plans	856	86	17,823			17,909
Income tax benefit from exercise of stock benefit plans			138			138
Common stock issued to directors	15	1	318			319
Cash dividends paid ($0.285 per share)				(40,207)		(40,207)

Balance at December 31, 2008	141,544	$14,154	$250,167	$977,407	$13	$1,241,741

Net income				153,294		153,294
Net unrealized holding gain on available-for-sale securities					(8)	(8)

Comprehensive income						153,286
Common stock issued for employee stock benefit plans	518	52	17,160			17,212
Income tax benefit from exercise of stock benefit plans			243			243
Common stock issued to directors	14	2	286			288
Cash dividends paid ($0.3025 per share)				(42,896)		(42,896)

Balance at December 31, 2009	142,076	$14,208	$267,856	$1,087,805	$5	$1,369,874

Net income				161,752		161,752
Net unrealized holding loss on available-for-sale securities					2	2

Comprehensive income						161,754
Common stock issued for employee stock benefit plans	705	70	7,495			7,565
Income tax benefit from exercise of stock benefit plans			11,391			11,391
Common stock issued to directors	14	1	255			256
Cash dividends paid ($0.3125 per share)				(44,496)		(44,496)

Balance at December 31, 2010	142,795	$14,279	$286,997	$1,205,061	$7	$1,506,344

See accompanying notes to consolidated financial statements.

BROWN & BROWN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2010	2009	2008
Cash flows from operating activities:
Net income	$161,752	$153,294	$166,124
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	51,442	49,857	46,631
Depreciation	12,639	13,240	13,286
Non-cash stock-based compensation	6,845	7,358	7,314
Change in estimated acquisition earn-out payables	(1,674)	—	—
Deferred income taxes	22,587	27,851	25,713
Income tax benefit from exercise of shares from the stock benefit plans	(11,391)	—	—
Net (gain) loss on sales of investments, fixed assets and customer accounts	(1,474)	374	(1,071)
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Restricted cash and investments decrease (increase)	31,663	(10,507)	109,654
Premiums, commissions and fees receivable (increase) decrease	(2,555)	36,943	3,169
Other assets decrease	14,529	8,668	12,359
Premiums payable to insurance companies increase (decrease)	436	(48,491)	(40,045)
Premium deposits and credits due customers (decrease) increase	(9,673)	(6,049)	2,259
Accounts payable increase (decrease)	28,246	(1,819)	(5,992)
Accrued expenses (decrease) increase	(2,087)	(488)	4,099
Other liabilities (decrease)	(5,233)	(8,646)	(1,747)

Net cash provided by operating activities	296,052	221,585	341,753
Cash flows from investing activities:
Additions to fixed assets	(10,454)	(11,310)	(14,115)
Payments for businesses acquired, net of cash acquired	(157,637)	(44,682)	(263,400)
Proceeds from sales of fixed assets and customer accounts	1,558	1,305	4,600
Purchases of investments	(9,285)	(11,570)	(13,774)
Proceeds from sales of investments	9,327	10,828	9,756

Net cash used in investing activities	(166,491)	(55,429)	(276,933)
Cash flows from financing activities:
Payments on acquisition earn-outs	(2,136)	—	—
Proceeds from long-term debt	—	—	25,000
Payments on long-term debt	(19,425)	(15,089)	(20,342)
Borrowings on revolving credit facility	—	14,390	2,180
Payments on revolving credit facility	—	(14,390)	(2,180)
Income tax benefit from exercise of shares from the stock benefit plans	11,391	243	138
Issuances of common stock for employee stock benefit plans	11,119	10,142	10,914
Repurchase stock benefit plan shares for employee to fund tax withholdings	(10,143)	—	—
Cash dividends paid	(44,496)	(42,896)	(40,207)

Net cash used in financing activities	(53,690)	(47,600)	(24,497)

Net increase in cash and cash equivalents	75,871	118,556	40,323
Cash and cash equivalents at beginning of year	197,113	78,557	38,234

Cash and cash equivalents at end of year	$272,984	$197,113	$78,557

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE 1	Summary of Significant Accounting Policies

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

Revenue Recognition

Commission revenue is recognized as of the effective date of the insurance policy or the date on which the policy premium is billed to the customer, whichever is later. At that date, the earnings process has been completed, and Brown & Brown can reliably estimate the impact of policy cancellations for refunds and establish reserves accordingly. The reserve for policy cancellations is based upon historical cancellation experience adjusted based on known circumstances. The policy cancellation reserve was $5,559,000 and $7,796,000 at December 31, 2010 and 2009, respectively, and it is periodically evaluated and adjusted as necessary. Subsequent commission adjustments are recognized upon receipt of notification from the insurance companies. Commission revenues are reported net of commissions paid to sub-brokers or co-brokers. Profit-sharing contingent commissions from insurance companies are recognized when determinable, which is when such commissions are received, or when officially notified of the amount of such commissions. Fee income is recognized as services are rendered.

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

Restricted Cash and Investments, and Premiums, Commissions and Fees Receivable

In its capacity as an insurance agent or broker, Brown & Brown typically collects premiums from insureds and, after deducting its authorized commissions, remits the net premiums to the appropriate insurance company or companies. Accordingly, as reported in the Consolidated Balance Sheets, “premiums” are receivable from insureds. Unremitted net insurance premiums are held in a fiduciary capacity until Brown & Brown disburses them. Brown & Brown invests these unremitted funds only in cash, money market accounts, tax-free variable-rate demand bonds and commercial paper held for a short term. In certain states in which Brown & Brown operates, the use and investment alternatives for these funds are regulated and restricted by various state laws and agencies. These restricted funds are reported as restricted cash and investments on the Consolidated Balance Sheets. The interest income earned on these unremitted funds is reported as investment income in the Consolidated Statements of Income.

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

Net unrealized holding gains on available-for-sale securities included in accumulated other comprehensive income reported in shareholders’ equity were $7,000 and $5,000 at December 31, 2010 and 2009, net of deferred income taxes of $4,000 and $3,000, respectively.

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

Goodwill and Amortizable Intangible Assets

The excess of the purchase price of an acquisition over the fair value of the identifiable tangible and amortizable intangible assets is assigned to goodwill. While goodwill is not amortizable, it is subject to at least an annual assessment, and more frequently in the presence of certain circumstances, for impairment by applying a fair value-based test. Amortizable intangible assets are amortized over their useful lives and are subject to an impairment review based on an estimate of the undiscounted future cash flows resulting from the use of the asset. The Company compares the fair value of each reporting unit with its carrying amount to determine if there is potential impairment of goodwill. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. Fair value is estimated based on multiples of earnings before interest, income taxes, depreciation and amortization (“EBITDA”). Brown & Brown completed its most recent annual assessment as of November 30, 2010 and identified no impairment as a result of the evaluation. In addition, as of December 31, 2010, there are no accumulated impairment losses.

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

The carrying value of intangibles attributable to each business “region” comprising Brown & Brown is periodically reviewed by management to determine if the facts and circumstances suggest they may be impaired. In the insurance agency and wholesale brokerage industry, it is common for agencies or customer accounts to be acquired at a price determined as a multiple of either their corresponding revenues or EBITDA. Accordingly, Brown & Brown assesses the carrying value of its intangible assets by considering the estimated future cash flows generated by the corresponding region. Any impairment identified through this assessment may require that the carrying value of related intangible assets be adjusted; however, no impairments have been recorded for the years ended December 31, 2010, 2009 and 2008.

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

Net Income Per Share

Effective in 2009, the Company adopted new Financial Accounting Standards Board (“FASB”) authoritative guidance that states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share (“EPS”) pursuant to the two-class method. The two-class method determines EPS for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. Performance stock shares granted to employees under the Company’s Performance Stock Plan are considered participating securities as they receive non-forfeitable dividend equivalents at the same rate as common stock. This new guidance was adopted via retroactive application for the years ended December 31, 2008 and 2007, resulting in no change in either basic or diluted EPS for periods presented.

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

(in thousands, except per share data)	2010	2009	2008
Net income	$161,752	$153,294	$166,124
Net income attributable to unvested awarded performance stock	(5,097)	(4,937)	(5,506)

Net income attributable to common shares	$156,655	$148,357	$160,618

Weighted average basic number of common shares outstanding	142,412	141,738	140,992
Less unvested awarded performance stock included in weighted average basic share outstanding	(4,488)	(4,565)	(4,673)

Weighted average number of common shares outstanding for basic earnings per common share	137,924	137,173	136,319
Dilutive effect of stock options	1,394	334	565

Weighted average number of shares outstanding	139,318	137,507	136,884

Net income per share:
Basic	$1.14	$1.08	$1.18

Diluted	$1.12	$1.08	$1.17

Fair Value of Financial Instruments

The carrying amounts of Brown & Brown’s financial assets and liabilities, including cash and cash equivalents, restricted cash and investments, investments, premiums, commissions and fees receivable, premiums payable to insurance companies, premium deposits and credits due customers and accounts payable, at December 31, 2010 and 2009, approximate fair value because of the short-term maturity of these instruments. The carrying amount of Brown & Brown’s long-term debt approximates fair value at December 31, 2010 and 2009 since the related coupon rate approximates the current market rate.

Stock-Based Compensation

The Company grants stock options and non-vested stock awards to its employees, officers and directors. The Company uses the modified-prospective method to account for share-based payments. Under the modified-prospective method, compensation cost is recognized for all share-based payments granted on or after January 1, 2006 and for all awards granted to employees prior to January 1, 2006 that remained unvested on that date. The Company uses the alternative transition method to determine the accounting of the income tax effects of payments made related to stock-based compensation.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance establishing two levels of GAAP – authoritative and nonauthoritative – and making the Accounting Standards Codification (“ASC”) the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the U.S. Securities and Exchange Commission (the “SEC”). This guidance, which was incorporated into ASC Topic 105 — Generally Accepted Accounting Principles, was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption changed certain disclosure references to U.S. GAAP, but did not have any other impact on the Company’s Consolidated Financial Statements.

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

In November 2008, the FASB ratified authoritative guidance that applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, this guidance requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting which should be amortized to expense over the period the asset is expected to diminish in value. Defensive intangible assets must be recognized at fair value in accordance with ASC Topic 805 – Business Combinations, and ASC Topic 820 – Fair Value Measurements and Disclosures. This guidance, which was incorporated into ASC Topic 350 – Intangibles-Goodwill and Other, was effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of guidance did not have any material impact on our consolidated financial statements.

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

Acquisitions in 2010

During 2010, Brown & Brown acquired the assets and assumed certain liabilities of 33 insurance intermediaries and several books of business (customer accounts). The aggregate purchase price of these acquisitions was $186,783,000, including $158,636,000 of cash payments, the issuance of $759,000 in notes payable, the assumption of $2,298,000 of liabilities and $25,090,000 of recorded earn-out payables. All of these acquisitions were acquired primarily to expand Brown & Brown’s core businesses and to attract and hire high-quality individuals. Acquisition purchase prices are typically based on a multiple of average annual operating profit earned over a one- to three-year period within a minimum and maximum price range. The recorded purchase price for all acquisitions consummated after January 1, 2009 included an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations will be recorded in the consolidated statement of income when incurred.

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

Based on acquisition date and the complexity of the underlying valuation work, certain amounts included in the Company’s consolidated financial statements may be provisional and thus subject to further adjustments within the permitted measurement period, as defined in ASC Topic 805-Business Combinations.

These acquisitions have been accounted for as business combinations and are as follows:

(in thousands)
Name	Business Segment	2010 Date of Acquisition	Cash Paid	Note Payable	Recorded Earn-out Payable	Recorded Purchase Price	Maximum Potential Earn-out Payable
DiMartino Associates, Inc.	Retail	March 1	$7,047	$—	$3,402	$10,449	$5,637
Stone Insurance Agencies, et al.	Retail	May 1	15,825	—	124	15,949	3,000
Crowe Paradis Holding Company, et al.	Services	September 1	75,000	—	8,665	83,665	15,000
Thomas R Jones, Inc.	Retail	October 1	14,634	—	—	14,634	—
Other	Various	Various	46,130	759	12,899	59,788	30,668

Total			$158,636	$759	$25,090	$184,485	$54,305

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition:

(in thousands)	DiMartino	Stone	Crowe	TR Jones	Other	Total
Cash	$—	$—	$1,000	$—	$—	$1,000
Other current assets	137	516	118	259	1,528	2,558
Fixed assets	21	70	500	120	180	891
Goodwill	6,890	11,128	53,573	8,683	36,119	116,393
Purchased customer accounts	3,380	5,172	28,440	5,643	22,841	65,476
Non-compete agreements	21	74	33	—	332	460
Other assets	—	—	1	4	—	5

Total assets acquired	10,449	16,960	83,665	14,709	61,000	186,783

Other current liabilities	—	(1,011)	—	(75)	(1,212)	(2,298)

Total liabilities assumed	—	(1,011)	—	(75)	(1,212)	(2,298)

Net assets acquired	$10,449	$15,949	$83,665	$14,634	$59,788	$184,485

The weighted average useful lives for the above acquired amortizable intangible assets are as follows: purchased customer accounts are 15.0 years, and noncompete agreements are 5.0 years.

Goodwill of $116,393,000, was assigned to the Retail and Services Divisions in the amounts of $57,423,000 and $58,970,000, respectively. Of the total goodwill of $116,393,000, $91,303,000 is currently deductible for income tax purposes. The remaining $25,090,000 relates to the earn-out payables and will not be deductible until it is earned and paid.

The results of operations for the acquisitions completed during 2010 have been combined with those of the Company since their respective acquisition dates. The total revenues and income before income taxes from the acquisitions completed through December 31, 2010 included in the Consolidated Statement of Income for the twelve months ended December 31, 2010 were $30,172,000 and $3,255,000, respectively. If the acquisitions had occurred as of the beginning of the comparable prior annual reporting period, the Company’s results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

(UNAUDITED)	For the Year Ended December 31,
(in thousands, except per share data)	2010	2009
Total revenues	$1,015,043	$1,035,286
Income before income taxes	$278,635	$274,908
Net income	$169,373	$165,420
Net income per share:
Basic	$1.19	$1.17
Diluted	$1.18	$1.16
Weighted average number of shares outstanding:
Basic	137,924	137,173
Diluted	139,318	137,507

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

Goodwill of $31,107,000 was assigned to the Retail, National Programs, Wholesale Brokerage and Services Divisions in the amounts of $25,610,000, $3,781,000, $1,716,000 and zero, respectively. Of the total goodwill of $31,107,000, $24,639,000 is currently deductible for income tax purposes. The remaining $6,468,000 relates to the earn-out payables and will not be deductible until it is earned and paid.

The results of operations for the acquisitions completed during 2009 have been combined with those of the Company since their respective acquisition dates. The total revenues and net pre-tax income from the acquisitions completed during 2009 included in the Consolidated Statement of Income for the twelve months ended December 31, 2009 were $13,879,000 and $981,000, respectively. If the acquisitions had occurred as of the beginning of the comparable prior annual reporting period, the Company’s results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

(UNAUDITED)	For the Year Ended December 31,
(in thousands, except per share data)	2009	2008
Total revenues	$977,749	$1,003,441
Income before income taxes	$258,111	$281,203
Net income	$155,314	$171,430
Net income per share:
Basic	$1.10	$1.22
Diluted	$1.09	$1.21
Weighted average number of shares outstanding:
Basic	137,173	136,319
Diluted	137,507	136,884

For acquisitions consummated prior to January 1, 2009, additional consideration paid to sellers as a result of purchase price “earn-out” provisions are recorded as adjustments to intangible assets when the contingencies are settled. The net additional consideration paid by the Company in 2010 as a result of these adjustments totaled $4,037,000, all of which was allocated to goodwill. Of the $4,037,000 net additional consideration paid, $975,000 was paid in cash and $3,062,000 was issued in notes payable. The net additional consideration paid by the Company in 2009 as a result of these adjustments totaled $20,052,000, of which $19,918,000 was allocated to goodwill, $109,000 to noncompete agreements and $25,000 to purchased customer accounts. Of the $20,052,000 net additional consideration paid, $4,296,000 was paid in cash and $15,756,000 was issued in notes payable.

As of December 31, 2010, the maximum future contingency payments related to all acquisitions totaled $144,383,000, of which $77,588,000 relates to acquisitions consummated prior to January 1, 2009 and $66,795,000 relates to acquisitions consummated subsequent to January 1, 2009.

For acquisitions consummated after January 1, 2009, $32,316,000 was initially recorded as the estimated earn-out payables. As of December 31, 2010, the fair value of the estimated earn-out payables was re-evaluated and reduced by $2,606,000, which resulted in a credit to the Condensed Consolidated Statement of Income. Additionally, the interest expense accretion to the Condensed Consolidated Statement of Income for the twelve months ended December 31, 2010 and 2009 was $932,000 and $129,000, respectively. As of December 31, 2010, the estimated earn-out payables were $29,609,000, of which $7,651,000 was recorded as current liabilities and $21,958,000 was recorded as non-current liabilities. As of December 31, 2009, the estimated earn-out payables were $7,226,000, all of which were recorded as non-current liabilities.

NOTE 3	Goodwill

The changes in goodwill for the years ended December 31, are as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Service	Total
Balance as of January 1, 2009	$620,588	$147,298	$246,216	$9,270	$1,023,372
Goodwill of acquired businesses	35,520	5,303	10,202	—	51,025
Goodwill disposed of relating to sales of businesses	—	—	—	—	—

Balance as of December 31, 2009	$656,108	$152,601	$256,418	$9,270	$1,074,397
Goodwill of acquired businesses	60,518	—	942	58,970	120,430
Goodwill disposed of relating to sales of businesses	—	—	—	—	—

Balance as of December 31, 2010	$716,626	$152,601	$257,360	$68,240	$1,194,827

NOTE 4	Amortizable Intangible Assets

Amortizable intangible assets at December 31 consisted of the following:

	2010				2009
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (years)
Purchased customer accounts	$811,143	$(330,627)	$480,516	14.9	$747,717	$(280,473)	$467,244	14.9
Non-compete agreements	25,181	(23,797)	1,384	7.3	24,721	(23,103)	1,618	7.3

Total	$836,324	$(354,424)	$481,900		$772,438	$(303,576)	$468,862

Amortization expense recorded for other amortizable intangible assets for the years ended December 31, 2010, 2009 and 2008 was $51,442,000, $49,857,000 and $46,631,000, respectively.

Amortization expense for other amortizable intangible assets for the years ending December 31, 2011, 2012, 2013, 2014 and 2015 is estimated to be $52,524,000, $51,882,000, $50,982,000, $49,796,000, and $48,449,000, respectively.

NOTE 5	Investments

Investments at December 31 consisted of the following:

	2010 Carrying Value		2009 Carrying Value
(in thousands)	Current	Non- Current	Current	Non- Current
Available-for-sale marketable equity securities	$36	$—	$33	$—
Non-marketable certificates of deposit and other securities	7,642	517	8,180	15

Total investments	$7,678	$517	$8,213	$15

The following table summarizes available-for-sale securities at December 31:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable equity securities:
2010	$25	$11	—	$36
2009	$25	$8	—	$33

The following table summarizes the proceeds and realized gains/(losses) on non-marketable equity securities and certificates of deposit for the years ended December 31:

(in thousands)	Proceeds	Gross Realized Gains	Gross Realized Losses
2010	$9,327	$6	$—
2009	$10,828	$—	$(299)
2008	$9,652	$542	$(9)

NOTE 6	Fixed Assets

Fixed assets at December 31 consisted of the following:

(in thousands)	2010	2009
Furniture, fixtures and equipment	$125,963	$123,824
Leasehold improvements	16,151	15,555
Land, buildings and improvements	438	428

Total cost	142,552	139,807
Less accumulated depreciation and amortization	(82,839)	(78,340)

Total	$59,713	$61,467

Depreciation and amortization expense amounted to $12,639,000 in 2010, $13,240,000 in 2009, and $13,286,000 in 2008.

NOTE 7	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at December 31 consisted of the following:

(in thousands)	2010	2009
Accrued bonuses	$43,896	$41,770
Accrued compensation and benefits	16,040	15,204
Accrued rent and vendor expenses	10,445	9,524
Reserve for policy cancellations	5,559	7,796
Accrued interest	4,727	4,747
Other	14,280	17,346

Total	$94,947	$96,387

NOTE 8	Long-Term Debt

Long-term debt at December 31 consisted of the following:

(in thousands)	2010	2009
Unsecured Senior Notes	$250,000	$250,000
Acquisition notes payable	1,729	17,289
Revolving credit facility	—	—
Other notes payable	—	44

Total debt	251,729	267,333
Less current portion	(1,662)	(17,124)

Long-term debt	$250,067	$250,209

In July 2004, the Company completed a private placement of $200.0 million of unsecured senior notes (the “Notes”). The $200.0 million is divided into two series: (1) Series A, which closed on September 15, 2004, for $100.0 million due in 2011 and bearing interest at 5.57% per year; and (2) Series B, which closed on July 15, 2004, for $100.0 million due in 2014 and bearing interest at 6.08% per year. The closing on the Series B Notes occurred on July 15, 2004. The closing on the Series A Notes occurred on September 15, 2004. Brown & Brown has used the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. As of December 31, 2010 and 2009, there was an outstanding balance of $200.0 million on the Notes.

On December 22, 2006, the Company entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). The Purchaser also purchased Notes issued by the Company in 2004. The Master Agreement provides for a $200.0 million private uncommitted “shelf” facility for the issuance of senior unsecured notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed 10 years, as the parties may determine. The Master Agreement includes various covenants, limitations and events of default similar to the Notes issued in 2004. The initial issuance of notes under the Master Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.66% per year. On February 1, 2008, $25.0 million in Series D Senior Notes due January 15, 2015, with a fixed interest rate of 5.37% per year were issued. As of December 31, 2010 and 2009 there was an outstanding balance of $50.0 million under the Master Agreement.

On January 21, 2011, the Company entered into a Confirmation of Acceptance (the “Confirmation”) in connection with the Master Agreement in which the Company agreed to issue to the Purchaser and certain of the Purchaser’s affiliates an aggregate of $100.0 million principal amount of unsecured Series E Senior Notes due September 15, 2018, with a fixed interest rate of 4.5% per year. The closing and funding date for the unsecured Series E Senior Notes is identified as September 15, 2011 in order to correspond with maturity date of the Series A Notes. In accordance with ASC Topic 470 – Debt, the Company has classified the related principal balance as long-term debt as of December 31, 2010, as the Company has both the intent and ability to refinance the obligation on a long-term basis, as evidenced by the Confirmation.

On June 12, 2008, the Company entered into an Amended and Restated Revolving Loan Agreement (the “Loan Agreement”) with a national banking institution that was dated as of June 3, 2008, amending and restating the existing Revolving Loan Agreement dated September 29, 2003, as amended (the “Revolving Agreement”), in order to increase the lending commitment to $50.0 million (subject to potential increases up to $100.0 million) and to extend the maturity date from December 20, 2011 to June 3, 2013. The Revolving Agreement initially provided for a revolving credit facility in the maximum principal amount of $75.0 million. After a series of amendments that provided covenant exceptions for the notes issued or to be issued under the Master Agreement and relaxed or deleted certain other covenants, the maximum principal amount was reduced to $20.0 million. The calculation of interest and fees is generally based on the Company’s quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization, and non-cash stock-based compensation. Interest is charged at a rate equal to 0.50% to 1.00% above the London Interbank Offering Rate (“LIBOR”) or 1.00% below the base rate, each as more fully defined in the Loan Agreement. Fees include an upfront fee, an availability fee of 0.10% to 0.20%, and a letter of credit usage fee of 0.50% to 1.00%. The Loan Agreement contains various covenants, limitations, and events of default customary for similar facilities for similar borrowers. The 90-day LIBOR was 0.300% and 0.251% as of December 31, 2010 and 2009, respectively. There were no borrowings against this facility at December 31, 2010 or 2009.

All three of these credit agreements require Brown & Brown to maintain certain financial ratios and comply with certain other covenants. Brown & Brown was in compliance with all such covenants as of December 31, 2010 and 2009.

Acquisition notes payable represent debt incurred to former owners of certain insurance operations acquired by Brown & Brown. These notes and future contingent payments are payable in monthly, quarterly and annual installments through July 2013, including interest in the range from 0.0% to 6.0%.

Interest paid in 2010, 2009 and 2008 was $14,491,000, $14,636,000 and $14,394,000, respectively.

At December 31, 2010, maturities of long-term debt were $1,662,000 in 2011, $33,000 in 2012, $33,000 in 2013, $100,000,000 in 2014, $25,000,000 in 2015 and $125,000,000 in 2016 and beyond.

NOTE 9	Income Taxes

Significant components of the provision (benefit) for income taxes for the years ended December 31 are as follows:

(in thousands)	2010	2009	2008
Current:
Federal	$70,715	$62,547	$70,634
State	10,236	10,730	10,056
Foreign	860	286	56

Total current provision	81,811	73,563	80,746

Deferred:
Federal	19,890	24,913	21,508
State	2,645	2,984	4,120

Total deferred provision	22,535	27,897	25,628

Total tax provision	$104,346	$101,460	$106,374

A reconciliation of the differences between the effective tax rate and the federal statutory tax rate for the years ended December 31 is as follows:

	2010	2009	2008
Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.5	4.0	3.4
Non-deductible employee stock purchase plan expense	0.3	0.4	0.4
Non-deductible meals and entertainment	0.3	0.3	0.3
Interest exempt from taxation and dividend exclusion	—	(0.1)	(0.2)
Other, net	0.1	0.2	0.1

Effective tax rate	39.2%	39.8%	39.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the corresponding amounts used for income tax reporting purposes.

Significant components of Brown & Brown’s current deferred tax assets as of December 31 are as follows:

(in thousands)	2010	2009
Current deferred tax assets:
Deferred profit-sharing contingent commissions	$12,274	$11,791
Accruals and reserves	7,802	—

Total current deferred tax assets	$20,076	$11,791

Significant components of Brown & Brown’s non-current deferred tax liabilities and assets as of December 31 are as follows:

(in thousands)	2010	2009
Non-current deferred tax liabilities:
Fixed assets	$9,263	$7,875
Net unrealized holding gain of available-for-sale securities	4	3
Prepaid insurance and pension	28	3,555
Intangible assets	146,815	120,887

Total non-current deferred tax liabilities	156,110	132,320

Non-current deferred tax assets:
Deferred compensation	8,232	8,031
Accruals and reserves	—	7,422
Net operating loss carryforwards	1,721	1,536
Valuation allowance for deferred tax assets	(325)	(278)

Total non-current deferred tax assets	9,628	16,711

Net non-current deferred tax liability	$146,482	$115,609

Income taxes paid in 2010, 2009 and 2008 were $69,828,000, $76,373,000, and $79,339,000, respectively.

At December 31, 2010, Brown & Brown had net operating loss carryforwards of $323,000 and $34,713,000 for federal and state income tax reporting purposes, respectively, portions of which expire in the years 2011 through 2030. The federal carryforward is derived from insurance operations acquired by Brown & Brown in 2001. The state carryforward is derived from the operating results of certain subsidiaries.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2010	2009	2008
Unrecognized tax benefits balance at January 1	$635	$611	$507
Gross increases for tax positions of prior years	229	489	197
Gross decreases for tax positions of prior years	—	(274)	—
Settlements	(208)	(182)	—
Lapse of statute of limitations	—	(9)	(93)

Unrecognized tax benefits balance at January 1	$656	$635	$611

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2010 and 2009, we had approximately $140,000 and $140,000 of accrued interest related to uncertain tax positions, respectively.

Total amount of unrecognized tax benefits that would affect our effective tax rate if recognized is $656,000 as of December 31, 2010 and $635,000 as of December 31, 2009. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

As a result of a 2006 Internal Revenue Service (“IRS”) audit, we agreed to accrue at each December 31, for tax purposes only, a known amount of profit-sharing contingent commissions represented by the actual amount of profit-sharing contingent commissions received in the first quarter of the related year, with a true-up adjustment to the actual amount received by the end of the following March 31. Since this method for tax purposes differs from the method used for book purposes, it will result in a current deferred tax asset as of December 31 each year with that balance reversing by the following March 31 when the related profit-sharing contingent commissions are recognized for financial accounting purposes.

The Company is subject to taxation in the United States and various state jurisdictions. The Company is also subject to taxation in the United Kingdom. In the United States, federal returns for fiscal years 2007 through 2010 remain open and subject to examination by the Internal Revenue Service. The Company files and remits state income taxes in various states where the Company has determined it is required to file state income taxes. The Company’s filings with those states remain open for audit for the fiscal years 2006 through 2010. In the United Kingdom, the Company’s filings remain open for audit for the fiscal years 2008 through 2010. The Company currently has no ongoing federal, state or foreign income tax audits.

NOTE 10	Employee Savings Plan

Brown & Brown has an Employee Savings Plan (401(k)) under which substantially all employees with more than 30 days of service are eligible to participate. Under this plan, Brown & Brown makes matching contributions, subject to a maximum of 2.5% of each participant’s salary. Further, Brown & Brown provides for a discretionary profit-sharing contribution of 1.5% of the employee’s salary for all eligible employees. Brown & Brown’s contributions to the plan totaled $11,376,000 in 2010, $11,750,000 in 2009, and $11,061,000 in 2008.

NOTE 11	Stock-Based Compensation

Stock Incentive Plan

On April 28, 2010, the shareholders of Brown & Brown, Inc. approved the 2010 Stock Incentive Plan (the “SIP”) that provides for the granting of stock options, stock and/or stock appreciation rights to employees and Board members contingent on criteria established by the Compensation Committee of the Board of Directors of Brown & Brown, Inc. The principal purpose of the SIP is to attract, incentivize and retain key employees by offering those persons an opportunity to acquire or increase a direct proprietary interest in the Company’s operations and future success. The SIP includes a sub-plan applicable to Decus Insurance Brokers Limited (“Decus”) which, together with its parent company, Decus Holdings (U.K.) Limited, are the Company’s only foreign subsidiaries. The shares of stock reserved for issuance under the Plan are any shares that are authorized to be issued under the Performance Stock Plan (“PSP”) that are not already subject to grants under the PSP, and that were outstanding as of April 28, 2010, the date of suspension of the PSP, together with PSP shares and SIP shares that are forfeited after that date. As of April 28, 2010, 6,046,768 shares were available for issuance under the PSP.

In 2010, a grant of 187,040 shares was made under the SIP. This grant was conditioned upon the surrender of 187,040 shares previously granted under the PSP in 2009, which were accordingly treated as forfeited PSP shares. The vesting conditions of this grant were identical to those provided for in connection with the 2009 PSP grant; thus the target stock prices and the periods associated with satisfaction of the first and second conditions of vesting were unchanged. Additionally, grants totaling 5,205 shares were made in 2010 to Decus employees under the SIP sub-plan applicable to Decus. As of December 31, 2010, 38,449 shares met the first condition for vesting and had been awarded. At December 31, 2010, 6,340,384 shares are available for future grants, of which 1,507,755 of these shares are reserved for grants with PSP-type vesting conditions.

Performance Stock Plan

Brown & Brown has adopted and the shareholders have approved a performance stock plan, under which up to 14,400,000 PSP shares may be granted to key employees contingent on the employees’ future years of service with Brown & Brown and other criteria established by the Compensation Committee of Brown & Brown’s Board of Directors. Before participants may take full title to Performance Stock, two vesting conditions must be met. Of the grants currently outstanding, specified portions will satisfy the first condition for vesting based on 20% incremental increases in the 20-trading-day average stock price of Brown & Brown’s common stock from the initial grant price specified by Brown & Brown. Performance Stock that has satisfied the first vesting condition is considered “awarded shares.” Awarded shares are included as issued and outstanding common stock shares and are included in the calculation of basic and diluted EPS. Dividends are paid on awarded shares and participants may exercise voting privileges on such shares. Awarded shares satisfy the second condition for vesting on the earlier of a participant’s: (i) 15 years of continuous employment with Brown & Brown from the date shares are granted to the participants (or, in the case of the July 2009 grant to Powell Brown, 20 years); (ii) attainment of age 64; or (iii) death or disability. At December 31, 2010, 7,867,371 shares had been granted under the plan at initial stock prices ranging from $1.90 to $30.55. As of December 31, 2010, 3,391,519 shares met the first condition for vesting and had been awarded, and 2,075,517 shares satisfied both conditions for vesting and had been distributed to the participants. On April 28, 2010, the PSP was suspended and any remaining authorized but unissued shares, as well as any shares forfeited in the future, will be reserved for issuance under the SIP.

The Company uses a path-dependent lattice model to estimate the fair value of PSP grants on the grant date. A summary of PSP activity for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Weighted- Average Grant Date Fair Value	Granted Shares	Awarded Shares	Shares Not Yet Awarded
Outstanding at January 1, 2008	$6.38	5,574,956	4,686,732	888,224
Granted	$9.41	2,607,885	—	2,607,885
Awarded	$8.22	—	17,023	(17,023)
Vested	$6.41	(38,004)	(38,004)	—
Forfeited	$11.78	(322,761)	(36,530)	(286,231)

Outstanding at December 31, 2008	$7.21	7,822,076	4,629,221	3,192,855

Granted	$11.80	389,580	—	389,580
Awarded	$—	—	—	—
Vested	$6.05	(73,860)	(73,860)	—
Forfeited	$10.42	(379,249)	(131,925)	(247,324)

Outstanding at December 31, 2009	$7.39	7,758,547	4,423,436	3,335,111

Granted	$9.67	384,420	—	384,420
Awarded	$9.49	—	474,113	(474,113)
Vested	$2.02	(1,388,789)	(1,388,789)	—
Forfeited	$7.91	(962,324)	(117,241)	(845,083)

Outstanding at December 31, 2010	$7.32	5,791,854	3,391,519	2,400,335

The weighted average grant-date fair value of PSP grants for years ended December 31, 2010, 2009 and 2008 was $9.67, $11.80, and $9.41, respectively. The total fair market value of PSP grants that vested during each of the years ended December 31, 2010, 2009 and 2008 was $31,965,000, $1,412,000, and $685,000, respectively.

Employee Stock Purchase Plan

The Company has a shareholder-approved Employee Stock Purchase Plan (“ESPP”) with a total of 12,000,000 authorized shares and 2,785,310 available for future subscriptions. Employees of the Company who regularly work more than 20 hours per week are eligible to participate in the ESPP. Participants, through payroll deductions, may allot up to 10% of their compensation, to a maximum of $25,000, to purchase Company stock between August 1 of each year to the following July 31st (the “Subscription Period”) at a cost of 85% of the lower of the stock price as of the beginning or ending of the Subscription Period.

The Company estimates the fair value of an ESPP share option as of the beginning of the Subscription Period as the sum of: (1) 15% of the quoted market price of the Company’s stock on the day prior to the beginning of the Subscription Period, and (2) 85% of the value of a one-year stock option on the Company stock using the Black-Scholes option-pricing model. The estimated fair value of an ESPP share option as of the Subscription Period beginning in August 2010 was $4.01. The fair value of an ESPP share option as of the Subscription Periods beginning in August 2009 and 2008, was $5.78 and $4.41, respectively.

For the plan years ended July 31, 2010, 2009 and 2008, the Company issued 500,334, 579,104 and 672,222 shares of common stock in August 2010, 2009 and 2008, respectively. These shares were issued at an aggregate purchase price of $8,325,548 or $16.64 per share in 2010, $9,358,000 or $16.16 per share in 2009 and $10,036,000 or $14.93 per share in 2008.

For the five months ended December 31, 2010, 2009 and 2008 of the 2010-2011, 2009-2010 and 2008-2009 plan years, 206,201, 250,414 and 257,643 shares of common stock (from authorized but unissued shares), respectively, were subscribed to by participants for proceeds of approximately $3,400,000, $3,826,000 and $4,164,000, respectively.

Incentive Stock Option Plan

On April 21, 2000, Brown & Brown adopted, and the shareholders approved, a qualified incentive stock option plan (the “ISOP”) that provides for the granting of stock options to certain key employees for up to 4,800,000 shares of common stock. On December 31, 2008, the ISOP expired. The objective of the ISOP was to provide additional performance incentives to grow Brown & Brown’s pre-tax income in excess of 15% annually. The options were granted at the most recent trading day’s closing market price and vest over a one-to-10-year period, with a potential acceleration of the vesting period to three to six years based upon achievement of certain performance goals. All of the options expire 10 years after the grant date.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options on the grant date. The Company granted 1,445,000 option shares during the year ended December 31, 2008 under the ISOP but did not grant any options during the year ended December 31, 2007. The weighted average fair value of the incentive stock options granted during 2008 estimated on the date of grant, using the Black-Scholes option-pricing model, was $4.92 per share. The fair value of these options granted was estimated on the date of grant using the following assumptions: dividend yield of 1.41%; expected volatility of 26.0%; risk-free interest rate of 3.14%; and an expected term of six years.

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

A summary of stock option activity for the years ended December 31, 2010, 2009 and 2008 is as follows:

Stock Options	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2008	1,253,468	$12.49	4.3	$22,679

Granted	1,445,000	$18.48
Exercised	(223,453)	$4.84
Forfeited	—	—
Expired	—	—

Outstanding at December 31, 2008	2,475,015	$16.68	6.9	$22,587

Granted	—	—
Exercised	(69,659)	$4.84
Forfeited	(16,672)	$15.40
Expired	—	—

Outstanding at December 31, 2009	2,388,684	$17.03	6.1	$21,629

Granted	—	—
Exercised	(313,514)	$13.13
Forfeited	(200,000)	$18.48
Expired	—	—

Outstanding at December 31, 2010	1,875,170	$17.53	5.4	$17,147

Ending vested and expected to vest at December 31, 2010	1,875,170	$17.53	5.4	$17,147
Exercisable at December 31, 2010	257,040	$17.92	6.0	$1,546
Exercisable at December 31, 2009	317,020	$12.68	2.4	$1,676
Exercisable at December 31, 2008	383,701	$11.22	3.0	$3,715

The following table summarizes information about stock options outstanding at December 31, 2010:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$15.78	673,636	2.2	$15.78	58,972	$15.78
$22.06	12,000	4.0	$22.06	4,534	$22.06
$18.48	1,189,534	7.2	$18.48	193,534	$18.48

Totals	1,875,170	5.4	$17.53	257,040	$17.92

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2010, 2009 and 2008 was $0.00, $0.00 and $4.92, respectively. The total intrinsic value of options exercised, determined as of the date of exercise, during the years ended December 31, 2010, 2009 and 2008 was $2,344,000, $948,000, and $3,298,000, respectively. The total intrinsic value is calculated as the difference between the exercise price of all underlying awards and the quoted market price of the Company’s stock for all in-the-money stock options at December 31, 2010, 2009 and 2008, respectively.

There are no option shares available for future grant under the ISOP since this plan expired as of December 31, 2008.

Summary of Non-Cash Stock-Based Compensation Expense

The non-cash stock-based compensation expense for the years ended December 31 is as follows:

(in thousands)	2010	2009	2008
Performance Stock Plan	$2,836	$2,878	$2,761
Employee Stock Purchase Plan	2,511	2,878	2,951
Incentive Stock Option Plan	1,438	1,602	1,602
Stock Incentive Plan	60	—	—

Total	$6,845	$7,358	$7,314

Summary of Unrecognized Compensation Expense

As of December 31, 2010, there was approximately $26.7 million of unrecognized compensation expense related to all non-vested share-based compensation arrangements granted under the Company’s stock-based compensation plans. That expense is expected to be recognized over a weighted-average period of 9.3 years.

NOTE 12	Supplemental Disclosures of Cash Flow Information

Brown & Brown’s significant non-cash investing and financing activities for the years ended December 31 are summarized as follows:

(in thousands)	2010	2009	2008
Unrealized holding gain (loss) on available-for-sale securities, net of tax effect of $1 for 2010, net of tax benefit of $5 for 2009 and net of tax benefit of $0 for 2008	2	(8)	—
Notes payable issued or assumed for purchased customer accounts	$3,821	$22,645	$15,987
Estimated acquisition earn-out payables and related charges	$25,090	$7,226	$—
Notes received on the sale of fixed assets and customer accounts	$1,825	$(958)	$3,610

NOTE 13	Commitments and Contingencies

Operating Leases

Brown & Brown leases facilities and certain items of office equipment under non-cancelable operating lease arrangements expiring on various dates through 2020. The facility leases generally contain renewal options and escalation clauses based upon increases in the lessors’ operating expenses and other charges. Brown & Brown anticipates that most of these leases will be renewed or replaced upon expiration. At December 31, 2010, the aggregate future minimum lease payments under all non-cancelable lease agreements were as follows:

(in thousands)
2011	$24,491
2012	19,804
2013	15,345
2014	12,345
2015	9,174
Thereafter	13,983

Total minimum future lease payments	$95,142

Rental expense in 2010, 2009 and 2008 for operating leases totaled $35,216,000, $37,598,000, and $36,032,000, respectively.

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

Although the ultimate outcome of such matters cannot be ascertained and liabilities in indeterminate amounts may be imposed on Brown & Brown, Inc. or its subsidiaries. On the basis of present information, availability of insurance and legal advice, it is the opinion of management that the disposition or ultimate determination of such claims will not have a material adverse effect on the Company’s consolidated financial position. However, as (i) one or more of the Company’s insurance carriers could take the position that portions of these claims are not covered by the Company’s insurance, (ii) to the extent that payments are made to resolve claims and lawsuits, applicable insurance policy limits are eroded and (iii) the claims and lawsuits relating to these matters are continuing to develop, it is possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by unfavorable resolutions of these matters.

NOTE 14	Quarterly Operating Results (Unaudited)

Quarterly operating results for 2010 and 2009 were as follows:

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010
Total revenues	$252,273	$243,665	$247,616	$229,938
Total expenses	$179,189	$175,652	$174,582	$177,971
Income before income taxes	$73,084	$68,013	$73,034	$51,967
Net income	$44,128	$41,185	$44,293	$32,146
Net income per share:
Basic	$0.31	$0.29	$0.31	$0.23
Diluted	$0.31	$0.29	$0.31	$0.22

2009
Total revenues	$263,580	$246,369	$243,766	$214,162
Total expenses	$184,373	$179,390	$176,275	$173,085
Income before income taxes	$79,207	$66,979	$67,491	$41,077
Net income	$48,012	$40,668	$40,961	$23,653
Net income per share:
Basic	$0.34	$0.29	$0.29	$0.17
Diluted	$0.34	$0.29	$0.29	$0.17

Quarterly financial information is affected by seasonal variations. The timing of profit-sharing contingent commissions, policy renewals and acquisitions may cause revenues, expenses and net income to vary significantly between quarters.

NOTE 15	Segment Information

Brown & Brown’s business is divided into four reportable segments: the Retail Division, which provides a broad range of insurance products and services to commercial, public and quasi-public entities, and to professional and individual customers; the National Programs Division, which is comprised of two units Professional Programs, which provides professional liability and related package products for certain professionals delivered through nationwide networks of independent agents, and Special Programs, which markets targeted products and services designed for specific industries, trade groups, public and quasi-public entities, and market niches; the Wholesale Brokerage Division, which markets and sells excess and surplus commercial and personal lines insurance, and reinsurance, primarily through independent agents and brokers; and the Services Division, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside services and Social Security disability and Medicare benefits advocacy services. Brown & Brown conducts all of its operations within the United States of America, except for one wholesale brokerage operation based in London, England which commenced business in March 2008. This operation earned $9.9 million, $6.6 million and $2.6 million of total revenues for the years ended December 31, 2010, 2009 and 2008, respectively.

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

	Year Ended December 31, 2010
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$575,061	$189,165	$158,699	$46,447	$4,120	$973,492
Investment income	$170	$1	$29	$15	$1,111	$1,326
Amortization	$30,725	$9,213	$10,201	$1,264	$39	$51,442
Depreciation	$5,349	$3,049	$2,695	$352	$1,194	$12,639
Interest expense	$27,037	$3,242	$10,770	$2,592	$(29,170)	$14,471
Income before income taxes	$128,026	$74,941	$25,234	$7,693	$30,204	$266,098
Total assets	$1,914,587	$667,123	$631,344	$145,321	$(957,561)	$2,400,814
Capital expenditures	$4,852	$2,432	$1,838	$419	$913	$10,454

	Year Ended December 31, 2009
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$583,374	$190,593	$158,341	$32,743	$2,826	$967,877
Investment income	$282	$3	$62	$23	$791	$1,161
Amortization	$29,943	$9,175	$10,239	$462	$38	$49,857
Depreciation	$6,060	$2,725	$2,894	$333	$1,228	$13,240
Interest expense	$31,596	$5,365	$14,289	$668	$(37,319)	$14,599
Income before income taxes	$121,769	$70,436	$17,030	$6,996	$38,523	$254,754
Total assets	$1,764,249	$627,392	$618,704	$47,829	$(833,948)	$2,224,226
Capital expenditures	$3,459	$4,318	$3,201	$160	$172	$11,310

	Year Ended December 31, 2008
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$590,238	$178,286	$170,645	$32,144	$6,241	$977,554
Investment income	$999	$327	$1,414	$13	$3,326	$6,079
Amortization	$26,827	$9,098	$10,205	$462	$39	$46,631
Depreciation	$6,061	$2,693	$2,892	$421	$1,219	$13,286
Interest expense	$30,287	$7,531	$18,033	$751	$(41,912)	$14,690
Income before income taxes	$138,595	$63,287	$17,593	$7,153	$45,870	$272,498
Total assets	$1,687,137	$607,599	$618,662	$45,360	$(839,178)	$2,119,580
Capital expenditures	$4,152	$2,867	$4,794	$301	$2,001	$14,115

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Brown & Brown, Inc.

Daytona Beach, Florida

We have audited the accompanying consolidated balance sheets of Brown & Brown, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brown & Brown, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Jacksonville, Florida

March 1, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Brown & Brown, Inc.

Daytona Beach, Florida

We have audited the internal control over financial reporting of Brown & Brown, Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Medical Settlement Protocols; DiMartino Associates, Inc; Crowe Paradis Holding Company, et al.; Thomas R Jones, Inc. and Martin Benefits Consulting, LLC (collectively the “2010 Excluded Acquisitions”), which were acquired during 2010 and whose financial statements constitute 7.3 % and 5.5% of net and total assets, respectively, 2.0% of revenues, and 2.1% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2010. Accordingly, our audit did not include the internal control over financial reporting of the 2010 Excluded Acquisitions. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated March 1, 2011 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Jacksonville, Florida

March 1, 2011

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

In conducting Brown & Brown’s evaluation of the effectiveness of its internal control over financial reporting, Brown & Brown has excluded the following acquisitions completed by Brown & Brown during 2010: Medical Settlement Protocols; DiMartino Associates, Inc; Crowe Paradis Holding Company, et al.; Thomas R Jones, Inc. and Martin Benefits Consulting, LLC (collectively the “2010 Excluded Acquisitions”), which were acquired during 2010 and whose financial statements constitute 7.3 % and 5.5% of net and total assets, respectively, 2.0% of revenues, and 2.1% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2010. Refer to Note 2 to the Consolidated Financial Statements for further discussion of these acquisitions and their impact on Brown & Brown’s Consolidated Financial Statements.

Based on Brown & Brown’s evaluation under the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that internal control over financial reporting was effective as of December 31, 2010. Management’s internal control over financial reporting as of December 31, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Brown & Brown, Inc.

Daytona Beach, Florida

March 1, 2011

/s/ J. Powell Brown	/s/ Cory T. Walker
J. Powell Brown	Cory T. Walker
Chief Executive Officer	Chief Financial Officer

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes in or disagreements with accountants on accounting and financial disclosure in 2010.

ITEM 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of December 31, 2010. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

In conducting Brown & Brown’s evaluation of the effectiveness of its internal controls over financial reporting, Brown & Brown has excluded the following acquisitions completed by Brown & Brown during 2010: Medical Settlement Protocols; DiMartino Associates, Inc; Crowe Paradis Holding Company et.al.; Thomas R Jones, Inc. and Martin Benefits Consulting, LLC (collectively the “2010 Excluded Acquisitions”), which were acquired during 2010 and whose financial statements constitute 7.3 % and 5.5% of net and total assets, respectively, 2.0% of revenues, and 2.1% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2010. Refer to Note 2 to the Consolidated Financial Statements for further discussion of these acquisitions and their impact on Brown & Brown’s Consolidated Financial Statements.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, those controls.

Inherent Limitations of Internal Control Over Financial Reporting

Our management, including our principal executive officer and principal financial officer, does not expect that our Disclosure Controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

CEO and CFO Certifications

Exhibits 31.1 and 31.2 are the Certifications of the CEO and the CFO, respectively. The Certifications are required in accordance with Section 302 of Sarbanes-Oxley (the “Section 302 Certifications”). This Item 9A is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on internal control over financial reporting are set forth in Part II, Item 8 of this Annual Report on Form 10-K and are included herein by reference.

ITEM 9B.	Other Information.

On January 19, 2011, we granted restricted stock shares under our 2010 Stock Incentive Plan (“SIP”) to Powell Brown and Cory Walker, each of whom is one of our Named Executive Officers. Full ownership of these shares will not vest until the satisfaction of several conditions of vesting. The first condition is a performance condition based on the compounded annual growth rate (“CAGR”) of our earnings per share (“EPS”) over a five-year performance measurement period ending December 31, 2015. If the CAGR of our EPS during the performance measurement period equals or exceeds seven and one-half percent (7.5%), the first condition of vesting is met with respect to the shares. Alternatively, if the CAGR of our EPS during the performance measurement period does not equal at least seven and one-half percent (7.5%), all of the shares will be forfeited. The restricted stock grants contain an additional provision that would apply in the event of extraordinary performance. If the CAGR of our EPS during the performance measurement period equals or exceeds ten percent (10%), the number of shares awarded to Powell Brown and Cory Walker and treated as having met the EPS performance condition would be increased by fifty percent (50%). Once the first condition of vesting is met with respect to any portion of the shares, the grantee is entitled to receive dividends and to vote that portion of the shares. For purposes of the additional vesting conditions, the restricted stock grants are divided into two equal portions described as Vesting Category 1 and Vesting Category 2. If additional shares are awarded as a result of extraordinary performance as described above, the additional shares are governed by the same second condition of vesting that applies to Vesting Category 2. For Vesting Category 1, the second condition of vesting provides for vesting in three (3) equal installments, on January 1 of 2017, 2018 and 2019, respectively, if the grantee remains continuously employed by the Company from the date of grant until December 31 of the calendar year ending immediately prior to each such date, or, if earlier, until the attainment of age 64, or disability or death, in which case a pro rata portion of the shares that have met the performance conditions described above would vest. For Vesting Category 2, the second condition of vesting is continued employment with us for a period of ten (10) years following the date of grant or, if earlier, until the attainment of age 64, or disability or death, in which case a pro rata portion of the shares that have met the performance conditions described above would vest. If and when such second conditions of vesting are met, the vested shares in Vesting Category 1 and Vesting Category 2 (including any additional shares awarded as a result of extraordinary performance) will be delivered, and the market value of such shares as of the vesting date will be taxed as ordinary income to the recipients.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item regarding directors and executive officers is incorporated herein by reference to our definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Shareholders to be held in 2011 (the “2011 Proxy Statement”) under the headings “Management” and “Section 16(a) Beneficial Ownership Reporting.” We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, and controller. A copy of our Code of Ethics for our Chief Executive Officer and our Senior Financial Officers and a copy of our Code of Business Conduct and Ethics applicable to all employees are posted on our Internet website, at www.bbinsurance.com, and are also available upon written request directed to Corporate Secretary, Brown & Brown, Inc., 3101 West Martin Luther King Jr. Blvd., Suite 400, Tampa, Florida 33607, or by telephone request to (813) 222-4277.

ITEM 11.	Executive Compensation.

The information required by this item is incorporated herein by reference to the 2011 Proxy Statement under the heading “Executive Compensation.”

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the 2011 Proxy Statement under the heading “Security Ownership of Management and Certain Beneficial Owners.”

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the 2011 Proxy Statement under the heading “Management — Certain Relationships and Related Transactions.”

ITEM 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to the 2011 Proxy Statement under the heading “Fees Paid to Deloitte & Touche LLP.”

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Report:

1. (a) Financial statements

Reference is made to the information set forth in Part II, Item 8 of this Report, which information is incorporated by reference.

2. Consolidated Financial Statement Schedules.

All required Financial Statement Schedules are included in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

3. Exhibits

The following exhibits are filed as a part of this Report:

3.1	Articles of Amendment to Articles of Incorporation (adopted April 24, 2003) (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 2003), and Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 1999).

3.2	Bylaws (incorporated by reference to Exhibit 3b to Form 10-K for the year ended December 31, 2002).

10.1(a)	Lease of the Registrant for office space at 220 South Ridgewood Avenue, Daytona Beach, Florida dated August 15, 1987 (incorporated by reference to Exhibit 10a(3) to Form 10-K for the year ended December 31, 1993), as amended by Letter Agreement dated June 26, 1995; First Amendment to Lease dated August 2, 1999; Second Amendment to Lease dated December 11, 2001; Third Amendment to Lease dated August 8, 2002; Fourth Amendment to Lease dated October 26, 2004 (incorporated by reference to Exhibit 10.2(a) to Form 10-K for the year ended December 31, 2005); Fifth Amendment to Lease dated 2006; and Sixth Amendment to Lease dated August 17, 2009

10.1(b)	Lease Agreement for office space at 3101 W. Martin Luther King, Jr. Blvd., Tampa, Florida, dated July 1, 2004 and effective May 9, 2005, between Highwoods/Florida Holdings, L.P., as landlord and the Registrant, as tenant (incorporated by reference to Exhibit 10.2(b) to Form 10-K for the year ended December 31, 2005).

10.1(c)	Lease Agreement for office space at Riedman Tower, Rochester, New York, dated December 31, 2005, between Riedman Corporation, as landlord, and a subsidiary of the Registrant, as tenant (incorporated by reference to Exhibit 10.2(c) to Form 10-K for the year ended December 31, 2005), as amended by Amendment to Lease Agreement dated December 31, 2010.

10.2	Indemnity Agreement dated January 1, 1979, among the Registrant, Whiting National Management, Inc., and Pennsylvania Manufacturers’ Association Insurance Company (incorporated by reference to Exhibit 10g to Registration Statement No. 33-58090 on Form S-4).

10.3	Agency Agreement dated January 1, 1979 among the Registrant, Whiting National Management, Inc., and Pennsylvania Manufacturers’ Association Insurance Company (incorporated by reference to Exhibit 10h to Registration Statement No. 33-58090 on Form S-4).

10.4(a)	Employment Agreement, dated and effective as of July 1, 2009 between the Registrant and J. Hyatt Brown (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2009).

10.4(b)	Employment Agreement, dated as of October 8, 1996, between the Registrant and J. Powell Brown (incorporated by reference to Exhibit 10.4(c) to Form 10-K for the year ended December 31, 2007).

10.4(c)	Employment Agreement, dated as of August 1, 1994, between the Registrant and Cory T. Walker (incorporated by reference to Exhibit 10.4(f) to Form 10-K for the year ended December 31, 2009).

10.4(d)	Employment Agreement, dated as of May 11, 1995, between the Registrant and Thomas E. Riley (incorporated by reference to Exhibit 10.4(g) to Form 10-K for the year ended December 31, 2009).

10.4(e)	Employment Agreement, dated as of June 1, 2010, between the Registrant and Kenneth D. Kirk (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2010).

10.4(f)	Portions of Employment Agreement dated April 28, 1993 between the Registrant and Jim W. Henderson (incorporated by reference to Exhibit 10m to Form 10-K for the year ended December 31, 1993).

10.5	Registrant’s 2000 Incentive Stock Option Plan for Employees (incorporated by reference to Exhibit 4 to Registration Statement No. 333-43018 on Form S-8 filed on August 3, 2000).

10.6(a)	Registrant’s Stock Performance Plan (incorporated by reference to Exhibit 4 to Registration Statement No. 333-14925 on Form S-8 filed on October 28, 1996).

10.6(b)	Registrant’s Stock Performance Plan as amended, effective January 23, 2008 (incorporated by reference to Exhibit 10.6(b) to Form 10-K for the year ended December 31, 2007).

10.6(c)	Registrant’s Stock Performance Plan as amended, effective July 21, 2009 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2009).

10.7	Registrant’s 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2010).

10.8	International Swap Dealers Association, Inc. Master Agreement dated as of December 5, 2001 between SunTrust Bank and the Registrant and letter agreement dated December 6, 2001, regarding confirmation of interest rate transaction (incorporated by reference to Exhibit 10p to Form 10-K for the year ended December 31, 2001).

10.9	Note Purchase Agreement, dated as of July 15, 2004, among the Registrant and the listed purchasers of the 5.57% Series A Senior Notes due September 15, 2011 and 6.08% Series B Senior Notes due July 15, 2014 (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended June 30, 2004).

10.10	First Amendment to Amended and Restated Revolving and Term Loan Agreement dated and effective July 15, 2004, by and between the Registrant and SunTrust Bank (incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarter ended June 30, 2004).

10.11	Amended and Restated Revolving and Term Loan Agreement Dated as of January 3, 2001 By and Among the Registrant and SunTrust Bank (incorporated by reference to Exhibit 4a to Form 10-K for the year ended December 31, 2000).

10.12	Master Shelf and Note Purchase Agreement Dated as of December 22, 2006, by and among the Registrant and Prudential Investment Management, Inc. and certain Prudential affiliates as purchasers of the 5.66% Series C Senior Notes due December 22, 2016 (incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended December 31, 2006).

10.12(a)	Letter Amendment dated September 30, 2009, to the Master Shelf and Note Purchase Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 5, 2009).

10.12(b)	Confirmation of Acceptance dated January 21, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 27, 2011).

10.13	Second Amendment to Amended and Restated Revolving and Term Loan Agreement dated as of December 22, 2006 by and between the Registrant and SunTrust Bank (incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended December 31, 2006).

10.14	Third Amendment to Amended and Restated Revolving and Term Loan Agreement dated as of January 30, 2007 by and between the Registrant and SunTrust Bank (incorporated by reference to Exhibit 10.17 to Form 10-K for the year ended December 31, 2006).

10.15	Amended and Restated Revolving Loan Agreement dated as of June 3, 2008 by and between the Registrant and SunTrust Bank (incorporated by reference to Exhibit 10.19 to Form 8-K filed June 18, 2008).

10.16	Form of Performance-Based Stock Grant Agreement under 2010 Stock Incentive Plan.

21	Subsidiaries of the Registrant.

23	Consent of Deloitte & Touche LLP.

24	Powers of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	Section 1350 Certification by the Chief Financial Officer of the Registrant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROWN & BROWN, INC. Registrant

Date: March 1, 2011	By:	/s/ J. Powell Brown
J. Powell Brown
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ J. Powell Brown	President and Chief Executive Officer (Principal Executive Officer), Director	March 1, 2011
J. Powell Brown

/s/ Cory T. Walker	Sr. Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2011
Cory T. Walker

*	Chairman of the Board	March 1, 2011
J. Hyatt Brown

*	Director	March 1, 2011
Samuel P. Bell, III

*	Director	March 1, 2011
Hugh M. Brown

*	Director	March 1, 2011
Bradley Currey, Jr.

*	Director	March 1, 2011
Theodore J. Hoepner

*	Director	March 1, 2011
Toni Jennings

*	Director	March 1, 2011
Timothy R.M. Main

*	Director	March 1, 2011
Wendell Reilly

*	Director	March 1, 2011
John R. Riedman

*	Director	March 1, 2011
Chilton D. Varner

*By:	/s/ LAUREL L. GRAMMIG
Laurel L. Grammig
Attorney-in-Fact

EXHIBIT INDEX

3.1	Articles of Amendment to Articles of Incorporation (adopted April 24, 2003) (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 2003), and Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 1999).

3.2	Bylaws (incorporated by reference to Exhibit 3b to Form 10-K for the year ended December 31, 2002).

10.1(a)	Lease of the Registrant for office space at 220 South Ridgewood Avenue, Daytona Beach, Florida dated August 15, 1987 (incorporated by reference to Exhibit 10a(3) to Form 10-K for the year ended December 31, 1993), as amended by Letter Agreement dated June 26, 1995; First Amendment to Lease dated August 2, 1999; Second Amendment to Lease dated December 11, 2001; Third Amendment to Lease dated August 8, 2002; and Fourth Amendment to Lease dated October 26, 2004 (incorporated by reference to Exhibit 10.2(a) to Form 10-K for the year ended December 31, 2005); Fifth Amendment to Lease dated 2006; and Sixth Amendment to Lease dated August 17, 2009.

10.1(b)	Lease Agreement for office space at 3101 W. Martin Luther King, Jr. Blvd., Tampa, Florida, dated July 1, 2004 and effective May 9, 2005, between Highwoods/Florida Holdings, L.P., as landlord and the Registrant, as tenant (incorporated by reference to Exhibit 10.2(b) to Form 10-K for the year ended December 31, 2005).

10.1(c)	Lease Agreement for office space at Riedman Tower, Rochester, New York, dated December 31, 2005, between Riedman Corporation, as landlord, and a subsidiary of the Registrant, as tenant (incorporated by reference to Exhibit 10.2(c) to Form 10-K for the year ended December 31, 2005), as amended by Amendment to Lease Agreement dated December 31, 2010.

10.2	Indemnity Agreement dated January 1, 1979, among the Registrant, Whiting National Management, Inc., and Pennsylvania Manufacturers’ Association Insurance Company (incorporated by reference to Exhibit 10g to Registration Statement No. 33-58090 on Form S-4).

10.3	Agency Agreement dated January 1, 1979 among the Registrant, Whiting National Management, Inc., and Pennsylvania Manufacturers’ Association Insurance Company (incorporated by reference to Exhibit 10h to Registration Statement No. 33-58090 on Form S-4).

10.4(a)	Employment Agreement dated and effective as of July 1, 2009 between the Registrant and J. Hyatt Brown (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2009).

10.4(b)	Employment Agreement, dated as of October 8, 1996, between the Registrant and J. Powell Brown (incorporated by reference to Exhibit 10.4(c) to Form 10-K for the year ended December 31, 2007).

10.4(c)	Employment Agreement, dated as of August 1, 1994, between the Registrant and Cory T. Walker (incorporated by reference to Exhibit 10.4(f) to Form 10-K for the year ended December 31, 2009).

10.4(d)	Employment Agreement, dated as of May 11, 1995, between the Registrant and Thomas E. Riley (incorporated by reference to Exhibit 10.4(g) to Form 10-K for the year ended December 31, 2009).

10.4(e)	Employment Agreement, dated as of June 1, 2010, between the Registrant and Kenneth D. Kirk (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2010).

10.4(f)	Portions of Employment Agreement dated April 28, 1993 between the Registrant and Jim W. Henderson (incorporated by reference to Exhibit 10m to Form 10-K for the year ended December 31, 1993).

10.5	Registrant’s 2000 Incentive Stock Option Plan for Employees (incorporated by reference to Exhibit 4 to Registration Statement No. 333-43018 on Form S-8 filed on August 3, 2000).

10.6(a)	Registrant’s Stock Performance Plan (incorporated by reference to Exhibit 4 to Registration Statement No. 333-14925 on Form S-8 filed on October 28, 1996).

10.6(b)	Registrant’s Stock Performance Plan as amended, effective January 23, 2008 (incorporated by reference to Exhibit 10.6(b) to Form 10-K for the year ended December 31, 2007).

10.6(c)	Registrant’s Stock Performance Plan as amended, effective July 21, 2009 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2009).

10.7	Registrant’s 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2010).

10.8	International Swap Dealers Association, Inc. Master Agreement dated as of December 5, 2001 between SunTrust Bank and the Registrant and letter agreement dated December 6, 2001, regarding confirmation of interest rate transaction (incorporated by reference to Exhibit 10p to Form 10-K for the year ended December 31, 2001).

10.9	Note Purchase Agreement, dated as of July 15, 2004, among the Registrant and the listed purchasers of the 5.57% Series A Senior Notes due September 15, 2011 and 6.08% Series B Senior Notes due July 15, 2014 (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended June 30, 2004).

10.10	First Amendment to Amended and Restated Revolving and Term Loan Agreement dated and effective July 15, 2004, by and between the Registrant and SunTrust Bank (incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarter ended June 30, 2004).

10.11	Amended and Restated Revolving and Term Loan Agreement Dated as of January 3, 2001 By and Among the Registrant and SunTrust Bank (incorporated by reference to Exhibit 4a to Form 10-K for the year ended December 31, 2000).

10.12	Master Shelf and Note Purchase Agreement Dated as of December 22, 2006, by and among the Registrant and Prudential Investment Management, Inc. and certain Prudential affiliates as purchasers of the 5.66% Series C Senior Notes due December 22, 2016 (incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended December 31, 2006).

10.12(a)	Letter Amendment dated September 30, 2009, to the Master Shelf and Note Purchase Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 5, 2009).

10.12(b)	Confirmation of Acceptance dated January 21, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 27, 2011).

10.13	Second Amendment to Amended and Restated Revolving and Term Loan Agreement dated as of December 22, 2006 by and between the Registrant and SunTrust Bank (incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended December 31, 2006).

10.14	Third Amendment to Amended and Restated Revolving and Term Loan Agreement dated as of January 30, 2007 by and between the Registrant and SunTrust Bank (incorporated by reference to Exhibit 10.17 to Form 10-K for the year ended December 31, 2006).

10.15	Amended and Restated Revolving Loan Agreement dated as of June 3, 2008 by and between the Registrant and SunTrust Bank (incorporated by reference to Exhibit 10.19 to Form 8-K filed June 18, 2008).

10.16	Form of Performance-Based Stock Grant Agreement under 2010 Stock Incentive Plan.

21	Subsidiaries of the Registrant.

23	Consent of Deloitte & Touche LLP.

24	Powers of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	Section 1350 Certification by the Chief Financial Officer of the Registrant.