Form 10-Q
period 2011-03-31
BROWN & BROWN INC
filed 2011-05-10
CIK 79282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares of the Registrant’s common stock, $.10 par value, outstanding as of May 5, 2011 was 142,938,879.

BROWN & BROWN, INC.

Disclosure Regarding Forward-Looking Statements

Brown & Brown, Inc., together with its subsidiaries (collectively, “we,” “Brown & Brown” or the “Company”), make “forward-looking statements” within the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995, as amended, throughout this report and in the documents we incorporate by reference into this report. You can identify these statements by forward-looking words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “plan” and “continue” or similar words. We have based these statements on our current expectations about future events. Although we believe the expectations expressed in the forward-looking statements included in this Form 10-Q and the reports, statements, information and announcements incorporated by reference into this report are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. Many of these factors have previously been identified in filings or statements made by us or on our behalf. Important factors which could cause our actual results to differ materially from the forward-looking statements in this report include the following items, in addition to those matters described in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

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

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share data)	For the three months ended March 31,
	2011	2010
REVENUES
Commissions and fees	$261,452	$250,674
Investment income	224	331
Other income, net	552	1,268

Total revenues	262,228	252,273

EXPENSES
Employee compensation and benefits	126,557	122,183
Non-cash stock-based compensation	2,773	1,955
Other operating expenses	36,076	36,333
Amortization	13,509	12,553
Depreciation	3,135	3,253
Interest	3,607	3,608
Change in estimated acquisition earn-out payables	(99)	(696)

Total expenses	185,558	179,189

Income before income taxes	76,670	73,084

Income taxes	30,377	28,956

Net income	$46,293	$44,128

Net income per share:
Basic	$0.32	$0.31

Diluted	$0.32	$0.31

Weighted average number of shares outstanding:
Basic	138,351	137,623

Diluted	140,648	137,791

Dividends declared per share	$0.08	$0.0775

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except per share data)	March 31, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$265,682	$272,984
Restricted cash and investments	115,635	123,594
Short-term investments	7,481	7,678
Premiums, commissions and fees receivable	232,688	214,446
Deferred income taxes	8,235	20,076
Other current assets	25,242	14,031

Total current assets	654,963	652,809

Fixed assets, net	59,574	59,713
Goodwill	1,225,357	1,194,827
Amortizable intangible assets, net	485,530	481,900
Other assets	18,572	11,565

Total assets	$2,443,996	$2,400,814

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Premiums payable to insurance companies	$330,745	$311,346
Premium deposits and credits due customers	31,555	28,509
Accounts payable	31,627	33,693
Accrued expenses and other liabilities	64,709	94,947
Current portion of long-term debt	1,212	1,662

Total current liabilities	459,848	470,157

Long-term debt	250,067	250,067

Deferred income taxes, net	153,160	146,482

Other liabilities	36,509	27,764

Shareholders’ Equity:
Common stock, par value $0.10 per share; authorized 280,000 shares; issued and outstanding 142,548 at 2011 and 142,795 at 2010	14,255	14,279
Additional paid-in capital	290,197	286,997
Retained earnings	1,239,954	1,205,061
Accumulated other comprehensive income, net of related income tax effect of $4 at 2011 and $4 at 2010	6	7

Total shareholders’ equity	1,544,412	1,506,344

Total liabilities and shareholders’ equity	$2,443,996	$2,400,814

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31,
(in thousands)	2011	2010

Cash flows from operating activities:
Net income	$46,293	$44,128
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	13,509	12,553
Depreciation	3,135	3,253
Non-cash stock-based compensation	2,773	1,955
Change in estimated acquisition earn-out payables	(99)	(696)
Deferred income taxes	18,520	15,366
Income tax benefit from the issuance of common stock	(91)	—
Net (gain) loss on sales of investments, fixed assets and customer accounts	(160)	(635)
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Restricted cash and investments decrease	7,959	8,897
Premiums, commissions and fees receivable (increase)	(18,012)	(2,435)
Other assets decrease (increase)	(12,106)	1,677
Premiums payable to insurance companies increase	19,022	16,949
Premium deposits and credits due customers increase (decrease)	3,031	(6,401)
Accounts payable (decrease) increase	(1,871)	11,912
Accrued expenses and other liabilities (decrease)	(30,202)	(34,764)
Other liabilities (decrease) increase	(97)	2,032

Net cash provided by operating activities	51,604	73,791

Cash flows from investing activities:
Additions to fixed assets	(2,917)	(2,054)
Payments for businesses acquired, net of cash acquired	(43,855)	(17,204)
Proceeds from sales of fixed assets and customer accounts	126	241
Purchases of investments	(3,065)	(509)
Proceeds from sales of investments	3,259	383

Net cash used in investing activities	(46,452)	(19,143)

Cash flows from financing activities:
Payments on acquisition earn-outs	(358)	—
Payments on long-term debt	(1,099)	(12,396)
Income tax benefit from the issuance of common stock	91	—
Issuances of common stock for employee stock benefit plans	316	455
Repurchase of stock benefit plan shares for employees to fund tax withholdings	(4)	—
Cash dividends paid	(11,400)	(11,015)

Net cash used in by financing activities	(12,454)	(22,956)

Net (decrease) increase in cash and cash equivalents	(7,302)	31,692
Cash and cash equivalents at beginning of period	272,984	197,113

Cash and cash equivalents at end of period	$265,682	$228,805

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1· Nature of Operations

Brown & Brown, Inc., a Florida corporation, and its subsidiaries (collectively, “Brown & Brown” or the “Company”) is a diversified insurance agency, wholesale brokerage, insurance programs and services organization that markets and sells to its customers insurance products and services, primarily in the property and casualty arena. Brown & Brown’s business is divided into four reportable segments: the Retail Division, which provides a broad range of insurance products and services to commercial, public entity, professional and individual customers; the Wholesale Brokerage Division, which markets and sells excess and surplus commercial insurance and reinsurance, primarily through independent agents and brokers; the National Programs Division, which is composed of two units — Professional Programs, which provides professional liability and related package products for certain professionals delivered through nationwide networks of independent agents, and Special Programs, which markets targeted products and services designated for specific industries, trade groups, governmental entities and market niches; and the Services Division, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, Medicare Secondary Payer statute compliance-related services, and Social Security disability and Medicare benefits advocacy services.

NOTE 2· Basis of Financial Reporting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

NOTE 3· Net Income Per Share

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are deemed to be participating securities and, therefore, are included in computing earnings per share (“EPS”) pursuant to the two-class method. The two-class method determines EPS for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. Performance stock shares granted to employees under the Company’s Performance Stock Plan and the 2010 Stock Incentive Plan are considered participating securities as they receive non-forfeitable dividend equivalents at the same rate as common stock.

Basic EPS is computed based on the weighted average number of common shares (including participating securities) issued and outstanding during the period. Diluted EPS is computed based on the weighted average of common shares issued and outstanding, plus equivalent shares assuming the exercise of stock options. The dilutive effect of stock options is computed by application of the treasury stock method. For the three months ended March 31, 2010, the impact of outstanding options to purchase shares of common stock of 1,457,000, was antidilutive and these were excluded from the calculation of diluted net income per share. The following is a reconciliation between basic and diluted weighted average shares outstanding for the three months ended March 31, 2011 and 2010:

	For the three months ended March 31,
(in thousands, except per share data)	2011	2010

Net income	$46,293	$44,128

Net income attributable to unvested awarded performance stock	(1,391)	(1,394)

Net income attributable to common shares	$44,902	$42,734

Weighted average basic number of common shares outstanding	142,637	142,112

Less unvested awarded performance stock included in weighted average basic shares outstanding	(4,286)	(4,489)

Weighted average number of common shares outstanding for basic earnings per common share	138,351	137,623

Dilutive effect of stock options	2,297	168

Weighted average number of shares outstanding	140,648	137,791

Net income per share:
Basic	$0.32	$0.31

Diluted	$0.32	$0.31

NOTE 4· New Accounting Pronouncements

International Accounting Standards — International Financial Reporting Standards (“IFRS”) are a set of standards and interpretations adopted by the International Accounting Standards Board. The Securities and Exchange Commission (“SEC”) is currently considering a potential IFRS adoption process in the United States which could, in the near term, provide domestic issuers with an alternative accounting method and which could ultimately replace U.S. GAAP reporting requirements with IFRS reporting requirements. We are currently investigating the implications should we be required to adopt IFRS in the future.

NOTE 5· Business Combinations

Acquisitions in 2011

For the three months ended March 31, 2011, Brown & Brown acquired the assets and assumed certain liabilities of 13 insurance intermediaries and several books of business (customer accounts). The aggregate purchase price of these acquisitions was $54,128,000, including $43,855,000 of cash payments, the issuance of notes payable of $550,000, the assumption of $782,000 of liabilities, and $8,941,000 of recorded earn-out payables. All of these acquisitions were acquired primarily to expand Brown & Brown’s core businesses and to attract and hire high-quality individuals. Acquisition purchase prices are typically based on a multiple of average annual operating profit earned over a one- to three-year period, within a minimum and maximum price range. The recorded purchase prices for all acquisitions consummated after January 1, 2009 include an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations are recorded in the consolidated statement of income when incurred.

The fair value of earn-out obligations is based on the present value of the expected future payments to be made to the sellers of the acquired businesses in accordance with the provisions outlined in the respective purchase agreements. In determining fair value, the acquired business’s future performance is estimated using financial projections developed by management, and reflects market participant assumptions regarding revenue growth and/or profitability. The expected future payments are estimated on the basis of the earn-out formula and performance targets specified in each purchase agreement compared with the associated financial projections. These payments are then discounted to present value using a risk-adjusted rate that takes into consideration the likelihood that the forecasted earn-out payments will be made.

All of these acquisitions have been accounted for as business combinations and are as follows:

(in thousands)
Name	Business Segment	2011 Date of Acquisition	Cash Paid	Note Payable	Recorded Earn-out Payable	Recorded Purchase Price	Maximum Potential Earn-out Payable
Balcos Insurance, Inc., et al	Retail	January 1	$8,611	$—	$1,595	$10,206	$5,766
Associated Insurance Services, Inc., et al.	Retail	January 1	12,000	—	1,575	13,575	6,000
United Benefit Services Insurance Agency, et al.	Retail	February 1	14,283	—	3,199	17,482	9,133
Other	Retail	Various	8,961	550	2,572	12,083	6,863

Total			$43,855	$550	$8,941	$53,346	$27,762

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition:

(in thousands)	Balcos	AIS	United	Other	Total
Cash	$—	$—	$—	$—	$—
Other current assets	—	—	—	267	267
Fixed assets	20	100	20	32	172
Goodwill	6,651	9,297	10,661	7,715	34,324
Purchased customer accounts	3,530	4,086	6,787	4,746	19,149
Non-compete agreements	42	92	45	33	212
Other assets	—	—	4	—	4

Total assets acquired	10,243	13,575	17,517	12,793	54,128

Other current liabilities	(37)	—	(35)	(710)	(782)

Total liabilities assumed	(37)	—	(35)	(710)	(782)

Net assets acquired	$10,206	$13,575	$17,482	$12,083	$53,346

The weighted average useful lives for the above acquired amortizable intangible assets are as follows: purchased customer accounts, 15.0 years; and non-compete agreements, 5.0 years.

Goodwill of $34,324,000 was assigned to the Retail Division. Of the total goodwill of $34,324,000, $25,383,000 is currently deductible for income tax purposes. The remaining $8,941,000 relates to the earn-out payables and will not be deductible until it is earned and paid.

The results of operations for the acquisitions completed during 2011 have been combined with those of the Company since their respective acquisition dates. The total revenues and income before income taxes from the acquisitions completed through March 31, 2011, included in the Condensed Consolidated Statement of Income for the three months ended March 31, 2011, were $4,456,000 and $972,000, respectively. If the acquisitions had occurred as of the beginning of the period, the Company’s results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

(UNAUDITED)	For the three months ended March 31,
(in thousands, except per share data)	2011	2010
Total revenues	$262,979	$258,069
Income before income taxes	76,932	75,171
Net income	46,451	45,388

Net income per share:
Basic	$0.33	$0.32
Diluted	$0.32	$0.32

Weighted average number of shares outstanding:
Basic	138,351	137,623
Diluted	140,648	137,791

Acquisitions in 2010

For the three months ended March 31, 2010, Brown & Brown acquired the assets and assumed certain liabilities of five insurance intermediaries and several books of business (customer accounts). The aggregate purchase price of these acquisitions was $25,602,000, including $17,059,000 of net cash payments, the issuance of notes payable of $175,000, the assumption of $109,000 of liabilities, and $8,259,000 of recorded earn-out payables. All of these acquisitions were acquired primarily to expand Brown & Brown’s core businesses and to attract and hire high-quality individuals. Acquisition purchase prices are typically based on a multiple of average annual operating profit earned over a one- to three-year period, within a minimum and maximum price range. The recorded purchase prices for all acquisitions consummated after January 1, 2009, include an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations are recorded in the consolidated statement of income when incurred.

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

All of these acquisitions have been accounted for as business combinations and are as follows:

(in thousands)
Name	Business Segment	2010 Date of Acquisition	Net Cash Paid	Note Payable	Recorded Earn-out Payable	Recorded Purchase Price	Maximum Potential Earn-out Payable
DiMartino Associates, Inc.	Retail	March 1	$7,047	$—	$3,402	$10,449	$5,637
Other	Various	Various	10,012	175	4,857	15,044	9,044

Total			$17,059	$175	$8,259	$25,493	$14,681

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition:

(in thousands)	DiMartino	Other	Total
Fiduciary cash	$—	$—	$—
Other current assets	—	—	—
Fixed assets	21	92	113
Goodwill	7,027	9,288	16,315
Purchased customer accounts	3,380	5,714	9,094
Non-compete agreements	21	59	80
Other assets	—	—	—

Total assets acquired	10,449	15,153	25,602

Other current liabilities	—	(109)	(109)

Total liabilities assumed	—	(109)	(109)

Net assets acquired	$10,449	$15,044	$25,493

The weighted average useful lives for the above acquired amortizable intangible assets are as follows: purchased customer accounts, 15.0 years; and non-compete agreements, 5.0 years.

Goodwill of $16,315,000, of which $8,107,000 is expected to be deductible for income tax purposes, was assigned to the Retail and Services Divisions in the amounts of $10,917,000 and $5,398,000, respectively.

The results of operations for the acquisitions completed during 2010 have been combined with those of the Company since their respective acquisition dates. The total revenues and income before income taxes from the acquisitions completed through March 31, 2010, included in the Condensed Consolidated Statement of Income for the three months ended March 31, 2010, were $1,787,000 and $372,000, respectively. If the acquisitions had occurred as of the beginning of the period, the Company’s results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

(UNAUDITED)	For the three months ended March 31,
(in thousands, except per share data)	2010	2009
Total revenues	$253,808	$266,227
Income before income taxes	73,572	80,044
Net income	44,423	48,519

Net income per share:
Basic	$0.31	$0.34
Diluted	$0.31	$0.34

Weighted average number of shares outstanding:
Basic	137,623	136,935
Diluted	137,791	137,220

For acquisitions consummated prior to January 1, 2009, additional consideration paid to sellers as a result of purchase price “earn-out” provisions are recorded as adjustments to intangible assets when the contingencies are settled. The net additional consideration paid by the Company in 2011 as a result of these adjustments totaled $99,000, all of which was allocated to goodwill. The $99,000 net additional consideration paid was issued as a note payable. The net additional consideration paid by the Company in 2010 as a result of these adjustments totaled $1,079,000, all of which was allocated to goodwill. Of the $1,079,000 net additional consideration paid, $145,000 was paid in cash and $934,000 was issued in notes payable.

As of March 31, 2011, the maximum future contingency payments related to all acquisitions totaled $121,108,000, of which $32,479,000 relates to acquisitions consummated prior to January 1, 2009 and $88,629,000 relates to acquisitions consummated subsequent to January 1, 2009.

As of March 31, 2011 and 2010, the fair value of the estimated earn-out payables was re-evaluated and reduced by $515,000 and $837,000, respectively, which resulted in a credit to the Condensed Consolidated Statement of Income. Additionally, the interest expense accretion, related to the earn-out payables, to the Condensed Consolidated Statement of Income for the three months ended March 31, 2011 and 2010 was $416,000 and $141,000, respectively. As of March 31, 2011, the estimated earn-out payables equaled $38,092,000, of which $7,344,000 was recorded as current liabilities and $30,748,000 was recorded as non-current liabilities.

NOTE 6· Goodwill

Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. Brown & Brown completed its most recent annual assessment as of November 30, 2010, and identified no impairment as a result of the evaluation.

The changes in goodwill for the three months ended March 31, 2011 are as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Total
Balance as of January 1, 2011	$716,626	$152,601	$257,360	$68,240	$1,194,827
Goodwill of acquired businesses	34,422	—	—	—	34,422
Goodwill disposed of relating to sales of businesses	(3,892)	—	—	—	(3,892)

Balance as of March 31, 2011	$747,156	$152,601	$257,360	$68,240	$1,225,357

NOTE 7· Amortizable Intangible Assets

Amortizable intangible assets at March 31, 2011, and December 31, 2010, consisted of the following:

	March 31, 2011				December 31, 2010
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (years)
Purchased customer accounts	$825,589	$(341,486)	$484,103	14.9	$811,143	$(330,627)	$480,516	14.9
Non-compete agreements	25,009	(23,582)	1,427	7.2	25,181	(23,797)	1,384	7.3

Total	$850,598	$(365,068)	$485,530		$836,324	$(354,424)	$481,900

Amortization expense for other amortizable intangible assets for the years ending December 31, 2011, 2012, 2013, 2014 and 2015, is estimated to be $53,551,000, $52,883,000, $51,982,000, $50,825,000, and $49,492,000, respectively.

NOTE 8· Long-Term Debt

Long-term debt at March 31, 2011, and December 31, 2010, consisted of the following:

(in thousands)	2011	2010
Unsecured senior notes	$250,000	$250,000
Acquisition notes payable	1,279	1,729

Total debt	251,279	251,729
Less current portion	(1,212)	(1,662)

Long-term debt	$250,067	$250,067

In July 2004, the Company completed a private placement of $200.0 million of unsecured senior notes (the “Notes”). The $200.0 million is divided into two series: (1) Series A, which closed on September 15, 2004, for $100.0 million due in 2011 and bearing interest at 5.57% per year; and (2) Series B, which closed on July 15, 2004, for $100.0 million due in 2014 and bearing interest at 6.08% per year. Brown & Brown has used the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. As of March 31, 2011, and December 31, 2010, there was an outstanding balance of $200.0 million on the Notes.

On December 22, 2006, the Company entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). The Purchaser also purchased Notes issued by the Company in 2004. The Master Agreement provides for a $200.0 million private uncommitted “shelf” facility for the issuance of senior unsecured notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten years, as the parties may determine. The Master Agreement includes various covenants, limitations and events of default similar to the Notes issued in 2004. The initial issuance of notes under the Master Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.66% per year. On February 1, 2008, $25.0 million in Series D Senior Notes due January 15, 2015, with a fixed interest rate of 5.37% per year, were issued. As of March 31, 2011 and December 31, 2010, there was an outstanding balance of $50.0 million under the Master Agreement.

On January 21, 2011, the Company entered into a Confirmation of Acceptance (the “Confirmation”) in connection with the Master Agreement in which the Company agreed to issue to the Purchaser and certain of the Purchaser’s affiliates an aggregate of $100.0 million principal amount of unsecured Series E Senior Notes due September 15, 2018, with a fixed interest rate of 4.5% per year. The closing and funding date for the unsecured Series E Senior Notes is identified as September 15, 2011, in order to correspond with the maturity date of the Series A Notes. In accordance with ASC Topic 470 – Debt, the Company has classified the related principal balance of the Series A Senior Notes as long-term debt as of March 31, 2011 and December 31, 2010, as the Company has both the intent and ability to refinance the obligation on a long-term basis, as evidenced by the Confirmation.

On June 12, 2008, the Company entered into an Amended and Restated Revolving Loan Agreement dated as of June 3, 2008 (the “Loan Agreement”) with a national banking institution, amending and restating the existing Revolving Loan Agreement dated September 29, 2003, as amended (the “Revolving Agreement”), to increase the lending commitment to $50.0 million (subject to potential increases up to $100.0 million) and to extend the maturity date from December 20, 2011, to June 3, 2013. The Revolving Agreement initially provided for a revolving credit facility in the maximum principal amount of $75.0 million. After a series of amendments that provided covenant exceptions for the Notes issued or to be issued under the Master Agreement and relaxed or deleted certain other covenants, the maximum principal amount was reduced to $20.0 million. The calculation of interest and fees is generally based on the Company’s quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization, and non-cash stock-based compensation. Interest is charged at a rate equal to 0.50% to 1.00% above the London Interbank Offering Rate (“LIBOR”) or 1.00% below the base rate, each as more fully defined in the Loan Agreement. Fees include an upfront fee, an availability fee of 0.10% to 0.20%, and a letter of credit usage fee of 0.50% to 1.00%. The Loan Agreement contains various covenants, limitations, and events of default customary for similar facilities for similar borrowers. The 90-day LIBOR was 0.303% and 0.300% as of March 31, 2011 and December 31, 2010, respectively. There were no borrowings against this facility at March 31, 2011 or December 31, 2010.

All of these credit agreements require Brown & Brown to maintain certain financial ratios and comply with certain other covenants. Brown & Brown was in compliance with all such covenants as of March 31, 2011, and December 31, 2010.

Acquisition notes payable represent debt incurred to sellers of certain insurance operations acquired by the Company. These notes and future contingent payments are payable in monthly, quarterly and annual installments through July 2013, including interest at rates ranging from 0.0% to 6.0%.

NOTE 9· Supplemental Disclosures of Cash Flow Information and Non-Cash Financing and Investing Activities

	For the three months ended March 31,
(in thousands)	2011	2010
Cash paid during the period for:
Interest	$6,164	$6,157
Income taxes	$4,915	$2,993

Brown & Brown’s significant non-cash investing and financing activities are summarized as follows:

	For the three months ended March 31,
(in thousands)	2011	2010
Unrealized holding loss on available-for-sale securities, net of tax benefit of $1 for 2011 and $0 for 2010	$(1)	$—
Notes payable issued or assumed for purchased customer accounts	$649	$1,108
Estimated acquisition earn-out payables and related charges	$8,941	$8,260
Notes receivable on the sale of fixed assets and customer accounts	$6,103	$637

NOTE 10· Legal and Regulatory Proceedings

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

NOTE 11· Segment Information

Brown & Brown’s business is divided into four reportable segments: the Retail Division, which provides a broad range of insurance products and services to commercial, public and quasi-public entities, and professional and individual customers; the National Programs Division, which is comprised of two units - Professional Programs, which provides professional liability and related package products for certain professionals delivered through nationwide networks of independent agents, and Special

Programs, which markets targeted products and services designed for specific industries, trade groups, public and quasi-public entities, and market niches; the Wholesale Brokerage Division, which markets and sells excess and surplus commercial and personal lines insurance, and reinsurance, primarily through independent agents and brokers; and the Services Division, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, Medicare Secondary Payer statute compliance-related services, and Social Security disability and Medicare benefits advocacy services.

Brown & Brown conducts all of its operations within the United States of America, except for one wholesale brokerage operation based in London, England. Our London operation earned $2.4 million and $2.6 million of total revenues for the three months ended March 31, 2011 and 2010, respectively. Additionally, this operation earned $9.9 million of total revenues for the year ended December 31, 2010.

The following table shows summarized financial information concerning Brown & Brown’s reportable segments for the three months ended March 31, 2011, and 2010. The “Other” column includes any income and expenses not allocated to reportable segments and corporate-related items, including the inter-company interest expense charge to the reporting segment.

	For the three months ended March 31, 2011
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$157,780	$50,278	$38,140	$15,846	$184	$262,228
Investment income	$16	$—	$8	$3	$197	$224
Amortization	$8,204	$2,120	$2,538	$637	$10	$13,509
Depreciation	$1,258	$798	$652	$132	$295	$3,135
Interest	$6,914	$564	$2,104	$1,509	$(7,484)	$3,607
Income before income taxes	$38,978	$21,431	$6,363	$1,731	$8,167	$76,670
Total assets	$2,002,677	$681,065	$645,506	$145,560	$(1,030,812)	$2,443,996
Capital expenditures	$1,292	$446	$614	$295	$270	$2,917

	For the three months ended March 31, 2010
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$149,252	$54,999	$38,424	$9,010	$588	$252,273
Investment income	$60	$1	$5	$5	$260	$331
Amortization	$7,535	$2,305	$2,557	$146	$10	$12,553
Depreciation	$1,400	$764	$715	$71	$303	$3,253
Interest	$7,011	$988	$3,002	$214	$(7,607)	$3,608
Income before income taxes	$35,477	$24,761	$4,164	$1,466	$7,216	$73,084
Total assets	$1,802,467	$635,246	$632,165	$56,680	$(877,121)	$2,249,437
Capital expenditures	$784	$228	$493	$56	$493	$2,054

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION UPDATES THE MD&A CONTAINED IN THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED IN 2010, AND THE TWO DISCUSSIONS SHOULD BE READ TOGETHER.

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

We foster a strong, decentralized sales culture with a goal of consistent, sustained growth over the long term. As of January 2011, our senior leadership group included eight executive officers with regional responsibility for oversight of designated operations within the Company. In January 2011, J. Scott Penny was named Chief Acquisitions Officer. Also in January, 2011, Linda S. Downs and Charles H. Lydecker were promoted to be Regional Presidents. As previously disclosed, Thomas E. Riley, Regional President and Chief Acquisitions Officer, ceased employment with the Company in January 2011.

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

The past four years have posed significant challenges for us and for our industry in the form of a prevailing decline in insurance premium rates, commonly referred to as a “soft market;” increased significant governmental involvement in the Florida insurance marketplace since 2007, resulting in a substantial loss of revenue for us; and, beginning in the second half of 2008 and throughout the first quarter of 2011, increased pressure on the values of insurable exposure units as the consequence of the general weakening of the economy in the United States.

Since the first quarter of 2007 and through the first quarter of 2011, we have experienced negative internal revenue growth each quarter. This was due primarily to the “soft market,” and, beginning in the second half of 2008 and, through the first quarter of 2011, the decline in insurable exposure units, which further reduced our commissions and fees revenue. Part of the decline in 2007 was the result of the increased governmental involvement in the Florida insurance marketplace, as described below in “The Florida Insurance Overview.”

While insurance premium rates continued to decline for most lines of coverage during 2010 and into 2011, the rate of decline appeared to be slowing. In 2009 and 2010, continued declining exposure units had a greater negative impact on our commissions and fees revenue than declining insurance premium rates. Although we do not anticipate any significant changes to the insurance premium rates during 2011, there appears to be a very gradual improvement in the rate of decline of exposure units which we expect will continue during 2011.

We also earn “profit-sharing contingent commissions,” which are profit-sharing commissions based primarily on underwriting results, but may also reflect considerations for volume, growth and/or retention. These commissions are primarily received in the first and second quarters of each year, based on the aforementioned considerations for the prior year(s). Over the last three years, profit-sharing contingent commissions have averaged approximately 5.6% of the previous year’s total commissions and fees revenue. Profit-sharing contingent commissions are typically included in our total commissions and fees in the Consolidated Statements of Income in the year received. The term “core commissions and fees” excludes profit-sharing contingent commissions and therefore represents the revenues earned directly from specific insurance policies sold, and specific fee-based services rendered. In recent years, five national insurance companies have replaced the loss-ratio based profit-sharing contingent commission calculation with a guaranteed fixed-base methodology, referred to as “Guaranteed Supplemental Commissions” (“GSCs”). Since GSCs are not subject to the uncertainty of loss ratios, they are accrued throughout the year based on actual premiums written. For the twelve-month period ended December 31, 2010, we earned $13.4 million from GSCs, most of which was collected in the first quarter of 2011. For the three-month periods ended March 31, 2011 and 2010, we earned $3.3 million and $3.0 million, respectively, from GSCs.

Fee revenues relate to fees negotiated in lieu of commissions, which are recognized as services are rendered. Fee revenues are generated primarily by: (1) our Services Division, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare Secondary Payer statute compliance-related services, and Social Security disability and Medicare benefits advocacy services, and (2) our National Programs and Wholesale Brokerage Divisions, which earn fees primarily for the issuance of insurance policies on behalf of insurance companies. These services are provided over a period of time, typically one year. Fee revenues, as a percentage of our total commissions and fees, represented 14.6% in 2010, 13.3% in 2009 and 13.7% in 2008.

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

In August 2002, the Florida Legislature created “Citizens Property Insurance Corporation” (“Citizens”), to be the “insurer of last resort” in Florida. Initially, Citizens charged insurance rates that were higher than those generally prevailing in the private insurance marketplace. In each of 2004 and 2005, four major hurricanes made landfall in Florida. As a result of the ensuing significant insurance property losses, Florida property insurance rates increased in 2006. To counter the higher property insurance rates, the State of Florida instructed Citizens to significantly reduce its property insurance rates beginning in January 2007. By state law, Citizens guaranteed these rates through January 1, 2010. As a result, Citizens became one of the most, if not the most, competitive risk-bearers for a large percentage of Florida’s commercial habitational coastal property exposures, such as condominiums, apartments, and certain assisted living facilities. Additionally, Citizens became the only insurance market offering certain homeowner policies throughout Florida. Today, Citizens is one of the largest underwriters of coastal property exposures in Florida. Effective January 1, 2010, Citizens raised its insurance rates, on average, 10% for properties with values of less than $10 million, and more than 10% for properties with values in excess of $10 million. It is expected that Citizens will continue to increase its insurance rates during 2011 and, as a result, the impact of Citizens should continue to lessen in 2011.

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

Company Overview — First Quarter of 2011

For 17 consecutive quarters, we experienced negative internal growth of our commissions and fees revenue as a direct result of the general weakness of the economy since the second half of 2008 and the continuing “soft market.” Our total commissions and fees revenue, excluding the effect of recent acquisitions, profit-sharing contingencies and sales of books of business over the last three months reflected a negative internal growth rate of (2.3)%. However, including the revenues from new acquisitions, total revenues in the three-month period ended March 31, 2011 increased 3.9% over the same period in 2010.

Income before income taxes in the three-month period ended March 31, 2011, increased over the same period in 2010 by 4.9%, or $3.6 million, to $76.7 million. Of the $3.6 million increase, $3.0 million related to the operations of the new acquisitions and the balance was attributable to improved cost efficiencies, primarily in the areas of salaries, producer compensation and legal costs.

Acquisitions

Approximately 37,500 independent insurance agencies are estimated to be operating currently in the United States. Part of our continuing business strategy is to attract high-quality insurance intermediaries to join our operations. From 1993 through the first quarter of 2011, we acquired 382 insurance intermediary operations, including acquired books of business (customer accounts). The economic outlook in the first quarter of 2011 was a slight improvement over the same period in 2010, which in turn was an improvement over 2009 and as a result, certain sellers viewed 2011 as a better time in which to join our organization, and consequently, we were able to close a greater number of acquisitions. A summary of our acquisitions for the three months ended March 31, 2011 and 2010 is as follows (in millions, except for number of acquisitions):

	Number of Acquisitions		Estimated Annual Revenues	Net Cash Paid	Notes Issued	Liabilities Assumed	Recorded Earn-out Payable	Aggregate Purchase Price
For the three months ended March 31:	Asset	Stock
2011	15	—	$20.3	$43.9	$0.5	$0.8	$8.9	$54.1
2010	5	—	$11.8	$17.0	$0.2	$0.1	$8.3	$25.6

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

We believe that of our significant accounting and reporting policies, the more critical policies include our accounting for revenue recognition, business acquisitions and purchase price allocations, intangible asset impairments and reserves for litigation. In particular, the accounting for these areas requires significant judgments to be made by management. Different assumptions in the application of these policies could result in material changes in our consolidated financial position or consolidated results of operations. Refer to Note 1 in the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2010 on file with the Securities and Exchange Commission (“SEC”) for details regarding our critical and significant accounting policies.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes.

Financial information relating to our Consolidated Financial Results for the three months ended March 31, 2011 and 2010, is as follows (in thousands, except percentages):

	For the three months ended March 31,
	2011	2010	% Change
REVENUES
Core commissions and fees	$232,572	$218,438	6.5%
Profit-sharing contingent commissions	28,880	32,236	(10.4)%
Investment income	224	331	(32.3)%
Other income, net	552	1,268	(56.5)%

Total revenues	262,228	252,273	3.9%

EXPENSES
Employee compensation and benefits	126,557	122,183	3.6%
Non-cash stock-based compensation	2,773	1,955	41.8%
Other operating expenses	36,076	36,333	(0.7)%
Amortization	13,509	12,553	7.6%
Depreciation	3,135	3,253	(3.6)%
Interest	3,607	3,608	— %
Change in estimated acquisition earn-out payables	(99)	(696)	(85.8)%

Total expenses	185,558	179,189	3.6%

Income before income taxes	76,670	73,084	4.9%

Income taxes	30,377	28,956	4.9%

NET INCOME	$46,293	$44,128	4.9%

Net internal growth rate – core commissions and fees	(2.3)%	(8.6)%
Employee compensation and benefits ratio	48.3%	48.4%
Other operating expenses ratio	13.8%	14.4%

Capital expenditures	$2,917	$2,054
Total assets at March 31, 2011 and 2010	$2,443,996	$2,249,437

Commissions and Fees

Commissions and fees, including profit-sharing contingent commissions, for the first quarter of 2011 increased $10.8 million, or 4.3%, over the same period in 2010. Profit-sharing contingent commissions for the first quarter of 2011 decreased $3.4 million or 10.4%, from the first quarter of 2010, to $28.9 million, due primarily to a $3.7 million reduction in profit-sharing contingent commissions at Proctor Financial, Inc., our subsidiary which provides lender-placed insurance (“Proctor”). Proctor’s profit-sharing contingent commissions declined in the first quarter of 2011 because written premiums in 2010 were lower than in 2009. Core commissions and fees are our commissions and fees, less (i) profit-sharing contingent commissions and (ii) divested business (commissions and fees generated from sold or terminated offices, books of business or niches). Core commissions and fees revenue for the first quarter of 2011 increased $14.1 million on a net basis, of which approximately $19.4 million represented core commissions and fees from agencies acquired since the second quarter of 2010. After divested business of $0.3 million, the remaining net decrease of $5.0 million represented net lost business, which reflects a (2.3%) internal growth rate for core commissions and fees. Excluding the decrease in the core commissions and fees at Proctor, our internal revenue growth rate for the first quarter of 2011 was (1.1)%, an improvement over the (2.7)% internal growth rate in the fourth quarter of 2010.

Investment Income

Investment income for the three months ended March 31, 2011 decreased $0.1 million, or 32.3%, from the same period in 2010. This decrease is primarily due to lower investment yields.

Other Income, net

Other income for the three months ended March 31, 2011 reflected income of $0.6 million, compared with $1.3 million in the same period in 2010. Other income consists primarily of gains and losses from the sale and disposition of assets. Although we are not in the business of selling customer accounts, we periodically will sell an office or a book of business (one or more customer accounts) that does not produce reasonable margins or demonstrate a potential for growth, or because doing so is otherwise in the Company’s interest.

Employee Compensation and Benefits

Employee compensation and benefits expense as a percentage of total revenues decreased slightly to 48.3% for the three months ended March 31, 2011, from 48.4% for the three months ended March 31, 2010. Employee compensation and benefits for the first quarter of 2011 increased, on a net basis, approximately 3.6%, or $4.4 million, over the same period in 2010. However, within that net increase was $5.7 million of new compensation costs related to new acquisitions that were stand-alone offices. Therefore, employee compensation and benefits expense attributable to those offices that existed in the same three-month period ended March 31, 2011 and 2010 (including the new acquisitions that combined with, or “folded into” those offices) decreased by $1.3 million. The employee compensation and benefits expense reductions in these offices were primarily related to a reduction in salaries and producers’ commission expense ($1.7 million) and a reduction in group health insurance costs ($0.6 million), but those reductions were partially offset by an increase of $0.8 million in state unemployment taxes.

Non-Cash Stock-Based Compensation

The Company has an employee stock purchase plan, and grants stock options and non-vested stock awards under other equity-based plans to its employees. Compensation expense for all share-based awards is recognized in the financial statements based upon the grant-date fair value of those awards. Non-cash stock-based compensation expense for the three months ended March 31, 2011 increased $0.8 million, or 41.8%, over the same period in 2010.

Effective January 2011, we issued new grants under our 2010 Stock Incentive Plan (“SIP”) that will vest in six to ten years, subject to the achievement of certain performance criteria by grantees, and the achievement of consolidated earnings-per-share (“EPS”) growth at certain levels by the Company, over a five-year measurement period ending December 31, 2015. We estimate that the incremental cost of these new SIP grants in 2011 will be approximately $5.1 million.

Other Operating Expenses

As a percentage of total revenues, other operating expenses represented 13.8% in the first quarter of 2011, an improvement over the 14.4% for the first quarter of 2010. Other operating expenses for the first quarter of 2011 decreased $0.3 million, or 0.7%, from the same period of 2010, of which $1.9 million related to acquisitions that joined as stand-alone offices since April, 2010. Therefore, other operating expenses from those offices that existed in both the three-month periods ended March 31, 2011 and 2010 (including the new acquisitions that folded into those offices) decreased by $2.1 million. Of the $2.1 million decrease, $1.9 million related to reduced net legal fees and claims reserves and the remaining $0.2 million related to broad-based reductions associated primarily to bad debt expenses, office rents and postage expense.

Amortization

Amortization expense for the first quarter of 2011 increased $1.0 million, or 7.6%, over the first quarter of 2010. This increase was primarily due to the amortization of additional intangible assets as the result of recent acquisitions.

Depreciation

Depreciation expense for the first quarter of 2011 decreased marginally by $0.1 million, or 3.6%, from the first quarter of 2010. This decrease was due primarily to certain fixed assets that have been fully depreciated.

Interest Expense

Interest expense for the first quarter of 2011 decreased less than $0.1 million from the first quarter of 2010. This decrease was a result of a slight reduction in debt outstanding.

Change in Estimated Acquisition Earn-Out Payables

As of March 31, 2011, and 2010, the fair value of the estimated earn-out payables was re-evaluated and reduced by $0.5 million and $0.8 million, respectively, which resulted in a credit to the Condensed Consolidated Statement of Income. Additionally, the interest expense accretion to the Condensed Consolidated Statement of Income for the three months ended March 31, 2011, and 2010 was $0.4 million and $0.1 million, respectively.

RESULTS OF OPERATIONS — SEGMENT INFORMATION

As discussed in Note 11 of the Notes to Condensed Consolidated Financial Statements, we operate four reportable segments or divisions: the Retail, National Programs, Wholesale Brokerage, and Services Divisions. On a divisional basis, increases in amortization, depreciation and interest expenses result from completed acquisitions within a given division in a particular year. Likewise, other income in each division primarily reflects net gains on sales of customer accounts and fixed assets. As such, in evaluating the operational efficiency of a division, management places emphasis on the net internal growth rate of core commissions and fees revenues, the gradual improvement of the ratio of total employee compensation and benefits expenses to total revenues, and the gradual improvement of the ratio of other operating expenses to total revenues.

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

The internal growth rates for our core commissions and fees for the three months ended March 31, 2011, and 2010, by divisional units, are as follows (in thousands, except percentages):

2011	For the three months ended March 31,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %

	2011	2010
Florida Retail	$38,626	$37,778	$848	2.2%	$1,779	$(931)	(2.5)%
National Retail	82,223	77,324	4,899	6.3%	7,422	(2,523)	(3.3)%
Western Retail	24,658	21,958	2,700	12.3%	3,360	(660)	(3.0)%

Total Retail(1)	145,507	137,060	8,447	6.2%	12,561	(4,114)	(3.0)%

Professional Programs	9,523	9,826	(303)	(3.1)%	—	(303)	(3.1)%
Special Programs	27,663	28,542	(879)	(3.1)%	—	(879)	(3.1)%

Total National Programs	37,186	38,368	(1,182)	(3.1)%	—	(1,182)	(3.1)%

Wholesale Brokerage	34,056	33,723	333	1.0%	—	333	1.0%
Services	15,823	8,996	6,827	75.9%	6,856	(29)	(0.3)%

Total Core Commissions and Fees	$232,572	$218,147	$14,425	6.6%	$19,417	$(4,992)	(2.3)%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Condensed Consolidated Statements of Income for the three months ended March 31, 2011, and 2010, is as follows (in thousands, except percentages):

	For the three months ended March 31,
	2011	2010
Total core commissions and fees	$232,572	$218,147
Profit-sharing contingent commissions	28,880	32,236
Divested business	—	291

Total commission & fees	$261,452	$250,674

(1)	The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 11 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

2010	For the three months ended March 31,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %

	2010	2009
Florida Retail	$37,376	$40,079	$(2,703)	(6.7)%	$14	$(2,717)	(6.8)%
National Retail	77,905	77,474	431	0.6%	2,140	(1,709)	(2.2)%
Western Retail	21,960	25,068	(3,108)	(12.4)%	926	(4,034)	(16.1)%

Total Retail(1)	137,241	142,621	(5,380)	(3.8)%	3,080	(8,460)	(5.9)%

Professional Programs	9,826	10,729	(903)	(8.4)%	—	(903)	(8.4)%
Special Programs	28,573	37,811	(9,238)	(24.4)%	552	(9,790)	(25.9)%

Total National Programs	38,399	48,540	(10,141)	(20.9)%	552	(10,693)	(22.0)%

Wholesale Brokerage	33,802	34,462	(660)	(1.9)%	419	(1,079)	(3.1)%
Services	8,996	8,085	911	11.03%	886	25	0.3%

Total Core Commissions and Fees	$218,438	$233,708	$(15,270)	(6.5)%	$4,937	$(20,207)	(8.6)%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Condensed Consolidated Statements of Income for the three months ended March 31, 2010 and 2009 is as follows (in thousands, except percentages):

	For the three months ended March 31,
	2010	2009
Total core commissions and fees	$218,438	$233,708
Profit-sharing contingent commissions	32,236	29,926
Divested business	—	330

Total commission & fees	$250,674	$263,964

(1)	The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 11 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

Retail Division

The Retail Division provides a broad range of insurance products and services to commercial, public and quasi-public, professional and individual insured customers. Approximately 96.2% of the Retail Division’s commissions and fees revenues are commission-based. Since the majority of our operating expenses do not change as premiums fluctuate, we believe that most of any fluctuation in the commissions (net of related producer compensation and bonuses) that we receive will be reflected in our pre-tax income.

Financial information relating to Brown & Brown’s Retail Division for the three months ended March 31, 2011, and 2010, is as follows (in thousands, except percentages):

	For the three months ended March 31,
	2011	2010	% Change
REVENUES
Core commissions and fees	$145,596	$137,072	6.2%
Profit-sharing contingent commissions	11,879	11,322	4.9%
Investment income	16	60	(73.3)%
Other income, net	289	798	(63.8)%

Total revenues	157,780	149,252	5.7%

EXPENSES
Employee compensation and benefits	76,687	73,657	4.1%
Non-cash stock-based compensation	1,533	888	72.6%
Other operating expenses	24,469	24,026	1.8%
Amortization	8,204	7,535	8.9%
Depreciation	1,258	1,400	(10.1)%
Interest	6,914	7,011	(1.4)%
Change in acquisition earn-out payables	(263)	(742)	(64.6)%

Total expenses	118,802	113,775	4.4%

Income before income taxes	$38,978	$35,477	9.9%

Net internal growth rate – core commissions and fees	(3.0)%	(5.9)%
Employee compensation and benefits ratio	48.6%	49.4%
Other operating expenses ratio	15.5%	16.1%

Capital expenditures	$1,292	$784
Total assets at March 31, 2011 and 2010	$2,002,677	$1,802,467

The Retail Division’s total revenues during the three months ended March 31, 2011, increased 5.7%, or $8.5 million, over the same period in 2010, to $157.8 million. Profit-sharing contingent commissions for the first quarter of 2011 increased $0.6 million, or 4.9%, over the first quarter of 2010, to $11.9 million. The $8.5 million net increase in core commissions and fees revenue resulted from the following factors: (i) an increase of approximately $12.6 million related to the core commissions and fees revenues from acquisitions that had no comparable revenues in the same period of 2010; (ii) a decrease of $0.3 million related to commissions and fees revenues recorded in the first quarter of 2010 from business divested during 2011; and (iii) the remaining net decrease of $4.1 million primarily related to net lost business. The Retail Division’s negative internal growth rate for core commissions and fees revenue was (3.0)% for the first quarter of 2011, and was driven by lower insurance property rates and reduced insurable exposure units in most areas of the United States.

Income before income taxes for the three months ended March 31, 2011, increased 9.9%, or $3.5 million, over the same period in 2010, to $39.0 million. This increase was primarily due to the core commissions and fees generated by new acquisitions. Additionally, there were continued improved efficiencies relating to salary and producer compensation expense and certain other operating expenses, such as bad debt, insurance, postage and rent expenses.

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

Financial information relating to our National Programs Division for the three months ended March 31, 2011, and 2010, is as follows (in thousands, except percentages):

	For the three months ended March 31,
	2011	2010	% Change
REVENUES
Core commissions and fees	$37,186	$38,399	(3.2)%
Profit-sharing contingent commissions	13,075	16,595	(21.2)%
Investment income	—	1	(100.0)%
Other income, net	17	4	325.0%

Total revenues	50,278	54,999	(8.6)%

EXPENSES
Employee compensation and benefits	18,470	19,093	(3.3)%
Non-cash stock-based compensation	358	202	77.2%
Other operating expenses	6,532	6,881	(5.1)%
Amortization	2,120	2,305	(8.0)%
Depreciation	798	764	4.5%
Interest	564	988	(42.9)%
Change in acquisition earn-out payables	5	5	— %

Total expenses	28,847	30,238	(4.6)%

Income before income taxes	$21,431	$24,761	(13.4)%

Net internal growth rate – core commissions and fees	(3.1)%	(22.0)%
Employee compensation and benefits ratio	36.7%	34.7%
Other operating expenses ratio	13.0%	12.5%

Capital expenditures	$446	$228
Total assets at March 31, 2011 and 2010	$681,065	$635,246

Total revenues for National Programs for the three months ended March 31, 2011, decreased 8.6%, or $4.7 million, from the same period in 2010, to $50.3 million. Profit-sharing contingent commissions for the first quarter of 2011 decreased $3.5 million from the first quarter of 2010 due primarily to a $3.7 million reduction in profit-sharing contingent commissions received by Proctor. Proctor’s profit-sharing contingent commissions declined in the 2011 because written premiums were lower in 2010 as compared to 2009. All of the $1.2 million net decrease in core commissions and fees revenue for National Programs was the result of net lost business, and therefore, the National Programs Division’s internal growth rate for core commissions and fees revenue was (3.1)% for the three months ended March 31, 2011. Of the $1.2 million of net lost business, $2.8 million related to net reductions in commissions and fees revenues at Proctor, but was partially offset by net increases in core commissions and fees of $2.3 million in our public entity business. Proctor’s commissions and fees revenue for the remaining nine months of 2011 are expected to be $1.0 million to $2.0 million less than the comparable period of 2010.

Income before income taxes for the three months ended March 31, 2011, decreased 13.4%, or $3.3 million, from the same period in 2010, to $21.4 million. This decrease was primarily due to a net decrease in income before income taxes at Proctor, but was partially offset by net increases in our public entity operations.

Wholesale Brokerage Division

The Wholesale Brokerage Division markets and sells excess and surplus commercial and personal lines insurance and reinsurance, primarily through independent agents and brokers. Like the Retail and National Programs Divisions, the Wholesale Brokerage Division’s revenues are primarily commission-based.

Financial information relating to our Wholesale Brokerage Division for the three months ended March 31, 2011, and 2010, is as follows (in thousands, except percentages):

	For the three months ended March 31,
	2011	2010	% Change
REVENUES
Core commissions and fees	$34,056	$33,802	0.8%
Profit-sharing contingent commissions	3,926	4,319	(9.1)%
Investment income	8	5	60.0%
Other income, net	150	298	(49.7)%

Total revenues	38,140	38,424	(0.7)%

EXPENSES
Employee compensation and benefits	19,073	19,956	(4.4)%
Non-cash stock-based compensation	341	173	97.1%
Other operating expenses	7,051	7,843	(10.1)%
Amortization	2,538	2,557	(0.7)%
Depreciation	652	715	(8.8)%
Interest	2,104	3,002	(29.9)%
Change in acquisition earn-out payables	18	14	28.6%

Total expenses	31,777	34,260	(7.2)%

Income before income taxes	$6,363	$4,164	52.8%

Net internal growth rate – core commissions and fees	1.0%	(3.1)%
Employee compensation and benefits ratio	50.0%	51.9%
Other operating expenses ratio	18.5%	20.4%

Capital expenditures	$614	$493
Total assets at March 31, 2011 and 2010	$645,506	$632,165

The Wholesale Brokerage Division’s total revenues for the three months ended March 31, 2011, decreased 0.7%, or $0.3 million, from the same period in 2010, to $38.1 million. Profit-sharing contingent commissions for the first quarter of 2011 decreased $0.4 million from the same quarter of 2010. The $0.3 million net increase in core commissions and fees revenue was due to net new business. As such, the Wholesale Brokerage Division’s internal growth rate for core commissions and fees revenue was 1.0% for the first quarter of 2011.

Income before income taxes for the three months ended March 31, 2011, increased 52.8%, or $2.2 million, over the same period in 2010, to $6.4 million, primarily due to a net reduction in the inter-company interest expense allocation of $0.9 million and continued broad-based improved efficiencies relating to employee compensation costs and other operating expenses.

Services Division

The Services Division provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, Medicare Secondary Payer statute compliance-related services, and Social Security disability and Medicare benefits advocacy services. Unlike our other segments, approximately 99.8% of the Services Division’s 2010 commissions and fees revenues was generated from fees, which are not significantly affected by fluctuations in general insurance premiums.

Financial information relating to our Services Division for the three months ended March 31, 2011, and 2010, is as follows (in thousands, except percentages):

	For the three months ended March 31,
	2011	2010	% Change
REVENUES
Core commissions and fees	$15,823	$8,996	75.9%
Profit-sharing contingent commissions	—	—	— %
Investment income	3	5	(40.0)%
Other income, net	20	9	122.2%

Total revenues	15,846	9,010	75.9%

EXPENSES
Employee compensation and benefits	8,770	5,397	62.5%
Non-cash stock-based compensation	50	22	127.3%
Other operating expenses	2,876	1,667	72.5%
Amortization	637	146	336.3%
Depreciation	132	71	85.9%
Interest	1,509	214	605.1%
Change in acquisition earn-out payables	141	27	422.2%

Total expenses	14,115	7,544	87.1%

Income before income taxes	$1,731	$1,466	18.1%

Net internal growth rate – core commissions and fees	(0.3)%	0.3%
Employee compensation and benefits ratio	55.3%	59.9%
Other operating expenses ratio	18.1%	18.5%

Capital expenditures	$295	$56
Total assets at March 31, 2011 and 2010	$145,560	$56,680

The Services Division’s total revenues for the three months ended March 31, 2011, increased 75.9%, or $6.8 million, over the same period in 2010, to $15.8 million, which was almost exclusively due to our acquisition of the Social Security disability and Medicare benefit advocacy services business for which there were no comparable revenues in the same period of 2010. Core commissions and fees revenues reflected a negative internal growth rate of (0.3)% for the first quarter of 2011, primarily due to reduced revenues in our workers’ compensation third-party administration business, which was partially offset by net new business generated by our Medicare Secondary Payer statute compliance-related services business and our comprehensive medical utilization management services business.

Income before income taxes for the three months ended March 31, 2011, increased 18.1%, or $0.3 million, over the same period in 2010, to $1.7 million, primarily due to new acquisitions.

Other

As discussed in Note 11 of the Notes to Condensed Consolidated Financial Statements, the “Other” column in the Segment Information table includes any income and expenses not allocated to reportable segments, and corporate-related items, including the inter-company interest expense charges to reporting segments.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents of $265.7 million at March 31, 2011, reflected a decrease of $7.3 million from the $273.0 million balance at December 31, 2010. For the three-month period ended March 31, 2011, $51.6 million of cash was provided from operating activities. Also during this period, $43.9 million of cash was used for acquisitions, $2.9 million was used for additions to fixed assets, $1.1 million was used for payments on long-term debt and $11.4 million was used for payment of dividends.

Our ratio of current assets to current liabilities (the “current ratio”) was 1.42 and 1.39 at March 31, 2011, and December 31, 2010, respectively.

Contractual Cash Obligations

As of March 31, 2011, our contractual cash obligations were as follows:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$251,279	$1,212	$67	$125,000	$125,000
Other long-term liabilities(1)	11,804	6,043	4,409	342	1,010
Operating leases	96,784	23,689	35,741	23,040	14,314
Interest obligations	35,763	11,395	17,675	5,666	1,027
Unrecognized tax benefits	656	—	656	—	—
Maximum future acquisition earn-out payments(2)	121,108	36,217	75,695	9,196	—

Total contractual cash obligations	$517,394	$78,556	$134,243	$163,244	$141,351

(1)	Includes the current portion of other long-term liabilities.
(2)	Includes $38.1 million of current and non-current estimated earn-out payables resulting from acquisitions consummated after January 1, 2009.

In July 2004, we completed a private placement of $200.0 million of unsecured senior notes (the “Notes”). The $200.0 million is divided into two series: Series A, for $100.0 million due in 2011 and bearing interest at 5.57% per year; and Series B, for $100.0 million due in 2014 and bearing interest at 6.08% per year. We have used the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. As of March 31, 2011, and December 31, 2010, there was an outstanding balance of $200.0 million on the Notes.

On December 22, 2006, we entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). The Purchaser also purchased Notes issued by us in 2004. The Master Agreement provides for a $200.0 million private uncommitted “shelf” facility for the issuance of senior unsecured notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten years, as the parties may determine. The Master Agreement includes various covenants, limitations and events of default similar to the Notes issued in 2004. The initial issuance of notes under the Master Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.66% per year. On February 1, 2008, $25.0 million in Series D Senior Notes due January 15, 2015, with a fixed interest rate of 5.37% per year were issued. As of March 31, 2011, and December 31, 2010, there was an outstanding balance of $50.0 million under the Master Agreement.

On January 21, 2011, we entered into a Confirmation of Acceptance (the “Confirmation”) in connection with the Master Agreement in which we agreed to issue to the Purchaser and certain of the Purchaser’s affiliates an aggregate of $100.0 million principal amount of unsecured Series E Senior Notes due September 15, 2018, with a fixed interest rate of 4.5% per year. The closing and funding date for the unsecured Series E Senior Notes is identified as September 15, 2011 in order to correspond with the maturity date of the Series A Notes. In accordance with ASC Topic 470 – Debt, the Company has classified the related principal balance of the Series A Senior Notes as long-term debt as of March 31, 2011 and December 31, 2010, as the Company has both the intent and ability to refinance the obligation on a long-term basis, as evidenced by the Confirmation.

On June 12, 2008, we entered into an Amended and Restated Revolving Loan Agreement dated as of June 3, 2008 (the “Loan Agreement”), with a national banking institution, amending and restating the existing Revolving Loan Agreement dated September 29, 2003, as amended (the “Revolving Agreement”), in order to increase the lending commitment to $50.0 million (subject to potential increases up to $100.0 million) and to extend the maturity date from December 20, 2011 to June 3, 2013. The Revolving Agreement initially provided for a revolving credit facility in the maximum principal amount of $75.0 million. After a series of amendments that provided covenant exceptions for the Notes issued or to be issued under the Master Agreement and relaxed or deleted certain other covenants, the maximum principal amount was reduced to $20.0 million. The calculation of interest and fees is generally based on our quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization, and non-cash stock-based compensation. Interest is charged at a rate equal to 0.50% to 1.00% above the London Interbank Offering Rate (“LIBOR”) or 1.00% below the base rate, each as more fully defined in the Loan Agreement. Fees include an upfront fee, an availability fee of 0.10% to 0.20%, and a letter of credit usage fee of 0.50% to 1.00%. The Loan Agreement contains various covenants, limitations, and events of default customary for similar facilities for similar borrowers. The 90-day LIBOR was 0.303% and 0.300% as of March 31, 2011 and December 31, 2010, respectively. There were no borrowings against this facility at March 31, 2011, or December 31, 2010. During the three months ended March 31, 2011, the maximum outstanding borrowings under this facility were $50.0 million.

All of these credit agreements require us to maintain certain financial ratios and comply with certain other covenants. We were in compliance with all such covenants as of March 31, 2011, and December 31, 2010.

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

Our invested assets are held as cash and cash equivalents, restricted cash and investments, available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit. These investments are subject to interest rate risk and equity price risk. The fair values of our cash and cash equivalents, restricted cash and investments, and certificates of deposit at March 31, 2011, and December 31, 2010, approximated their respective carrying values due to their short-term duration and therefore such market risk is not considered to be material.

We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation (the “Evaluation”) required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of March 31, 2011. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

In Item 3 of Part I of the Company’s Annual Report on Form 10-K for its fiscal year ending December 31, 2010, certain information concerning certain legal proceedings and other matters was disclosed. Such information was current as of the date of filing. During the Company’s fiscal quarter ending March 31, 2011, no new legal proceedings, or material developments with respect to existing legal proceedings, occurred which require disclosure in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

There were no material changes in the risk factors previously disclosed in Item 1A, “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December  31, 2010.

ITEM 5. OTHER INFORMATION

On May 6, 2011, C. Roy Bridges, a Regional President of the Company, notified the Company of his decision to retire effective April 1, 2014.

As an alternative to the SIP grant that Mr. Bridges would have received but for his retirement decision, the Company and Mr. Bridges entered into the Performance Cash Incentive Award Agreement effective May 10, 2011 (the “Award Agreement”). Pursuant to the Award Agreement, the Company granted Mr. Bridges a $400,000 cash incentive award. Mr. Bridges’ rights and interest in this performance cash incentive award will not vest until the satisfaction of three conditions of vesting. The first condition is a performance condition based on the compounded annual growth rate (“CAGR”) of our earnings per share (“EPS”) over a three-year performance measurement period ending December 31, 2013. If the CAGR of our EPS during the performance measurement period equals or exceeds seven and one-half percent (7.5%), the first condition of vesting is met with respect to the performance cash incentive award. Alternatively, if the CAGR of our EPS during the performance measurement period does not equal at least seven and one-half percent (7.5%), the entire award will be forfeited. The second condition of vesting requires Mr. Bridges to remain continuously employed by the Company from the date of the Award Agreement until April 1, 2014, or, if earlier, until his disability or death. If Mr. Bridges’ employment with the Company terminates for any reason other than death or disability before April 1, 2014, the entire performance cash incentive award will be forfeited. The third condition of vesting is compliance with the terms of a separate written agreement (the “Amendment”) amending the employment agreement already in effect between Mr. Bridges and the Company (the “Employment Agreement”) and setting forth covenants relating to noncompetition, which are in addition to nonsolicitation, confidentiality and similar covenants already included in the Employment Agreement for the protection of the Company’s business. In the event that Mr. Bridges fails to comply with the terms of the Amendment, a copy of which is filed as Exhibit 10.4 hereto and is incorporated herein by reference, his entire interest in the performance cash incentive award will be forfeited. If all three vesting conditions are satisfied, the performance cash incentive award will be paid in a lump sum in cash on April 1, 2015. A copy of the Award Agreement is filed as Exhibit 10.3 hereto and is incorporated herein by reference.

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this Report:

3.1	Articles of Amendment to Articles of Incorporation (adopted April 24, 2003) (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 2003), and Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 1999).
3.2	Bylaws (incorporated by reference to Exhibit 3b to Form 10-K for the year ended December 31, 2002).
10.1	Separation Agreement and Release dated January 12, 2011 between the Registrant and Thomas E. Riley (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 19, 2011).
10.2	Confirmation of Acceptance dated January 21, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 27, 2011).
10.3	Performance Cash Incentive Award Agreement between the Registrant and C. Roy Bridges dated May 10, 2011.
10.4	Amendment to Employment Agreement between the Registrant and C. Roy Bridges dated May 10, 2011.
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.
32.1	Section 1350 Certification by the Chief Executive Officer of the Registrant.
32.2	Section 1350 Certification by the Chief Financial Officer of the Registrant.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN & BROWN, INC.

/S/ CORY T. WALKER
Date: May 10, 2011	Cory T. Walker Sr. Vice President, Chief Financial Officer and Treasurer (duly authorized officer, principal financial officer and principal accounting officer)