Form 10-Q
period 2011-06-30
BROWN & BROWN INC
filed 2011-08-09
CIK 79282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares of the Registrant’s common stock, $.10 par value, outstanding as of August 1, 2011, was 142,923,854.

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

•

The occurrence of adverse economic conditions, an adverse regulatory climate, or a disaster in California, Florida, Georgia, Indiana, Louisiana, Massachusetts, Michigan, New Jersey, New York, Pennsylvania, Texas, and Washington, because a significant portion of business written by Brown & Brown is for customers located in these states;

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

•

The inherent uncertainty in making estimates, judgments, and assumptions in the preparation of financial statements in accordance with generally accepted accounting principles in the United States of America;

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

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share data)	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
REVENUES
Commissions and fees	$245,983	$241,053	$507,435	$491,727
Investment income	393	346	617	677
Other income, net	440	2,266	992	3,534

Total revenues	246,816	243,665	509,044	495,938

EXPENSES
Employee compensation and benefits	125,852	121,372	252,409	243,555
Non-cash stock-based compensation	2,709	1,780	5,482	3,735
Other operating expenses	34,979	33,622	71,055	69,955
Amortization	13,556	12,650	27,065	25,203
Depreciation	3,079	3,129	6,214	6,382
Interest	3,608	3,632	7,215	7,240
Change in estimated acquisition earn-out payables	1,565	(533)	1,466	(1,229)

Total expenses	185,348	175,652	370,906	354,841

Income before income taxes	61,468	68,013	138,138	141,097

Income taxes	24,433	26,828	54,810	55,784

Net income	$37,035	$41,185	$83,328	$85,313

Net income per share:
Basic	$0.26	$0.29	$0.58	$0.60

Diluted	$0.26	$0.29	$0.57	$0.59

Weighted average number of shares outstanding:
Basic	138,379	137,685	138,365	137,654

Diluted	139,942	139,105	140,950	138,937

Dividends declared per share	$0.0800	$0.0775	$0.1600	$0.1550

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except per share data)	June 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$278,866	$272,984
Restricted cash and investments	120,073	123,594
Short-term investments	7,737	7,678
Premiums, commissions and fees receivable	247,718	214,446
Deferred income taxes	8,143	20,076
Other current assets	34,524	14,031

Total current assets	697,061	652,809

Fixed assets, net	60,039	59,713
Goodwill	1,261,627	1,194,827
Amortizable intangible assets, net	488,367	481,900
Other assets	17,778	11,565

Total assets	$2,524,872	$2,400,814

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Premiums payable to insurance companies	$358,913	$311,346
Premium deposits and credits due customers	24,992	28,509
Accounts payable	31,805	33,693
Accrued expenses and other liabilities	85,637	94,947
Current portion of long-term debt	1,624	1,662

Total current liabilities	502,971	470,157

Long-term debt	250,067	250,067

Deferred income taxes, net	159,900	146,482

Other liabilities	39,003	27,764

Shareholders’ Equity:
Common stock, par value $0.10 per share; authorized 280,000 shares; issued and outstanding 142,924 at 2011 and 142,795 at 2010	14,292	14,279
Additional paid-in capital	293,081	286,997
Retained earnings	1,265,553	1,205,061
Accumulated other comprehensive income, net of related income tax effect of $3 at 2011 and $4 at 2010	5	7

Total shareholders’ equity	1,572,931	1,506,344

Total liabilities and shareholders’ equity	$2,524,872	$2,400,814

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended June 30,
(in thousands)	2011	2010
Cash flows from operating activities:
Net income	$83,328	$85,313
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	27,065	25,203
Depreciation	6,214	6,382
Non-cash stock-based compensation	5,482	3,735
Change in estimated acquisition earn-out payables	1,466	(1,229)
Deferred income taxes	24,444	20,850
Income tax benefit from the issuance of common stock	(132)	—
Net (gain) loss on sales of investments, fixed assets and customer accounts	(129)	(844)
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Restricted cash and investments decrease	3,521	9,409
Premiums, commissions and fees receivable (increase)	(30,772)	(23,042)
Other assets (increase) decrease	(20,560)	4,161
Premiums payable to insurance companies increase	41,242	45,486
Premium deposits and credits due customers (decrease)	(3,779)	(3,742)
Accounts payable increase	241	7,211
Accrued expenses and other liabilities (decrease)	(9,991)	(13,678)
Other liabilities (decrease) increase	(4,042)	1,516

Net cash provided by operating activities	123,598	166,731

Cash flows from investing activities:
Additions to fixed assets	(6,513)	(4,964)
Payments for businesses acquired, net of cash acquired	(85,610)	(33,973)
Proceeds from sales of fixed assets and customer accounts	709	626
Purchases of investments	(6,648)	(2,638)
Proceeds from sales of investments	6,787	2,719

Net cash used in investing activities	(91,275)	(38,230)

Cash flows from financing activities:
Payments on acquisition earn-outs	(2,976)	—
Payments on long-term debt	(1,244)	(12,777)
Income tax benefit from the issuance of common stock	132	169
Issuances of common stock for employee stock benefit plans	585	2,035
Repurchase of stock benefit plan shares for employees to fund tax withholdings	(102)	—
Cash dividends paid	(22,836)	(22,030)

Net cash used in financing activities	(26,441)	(32,603)

Net increase in cash and cash equivalents	5,882	95,898
Cash and cash equivalents at beginning of period	272,984	197,113

Cash and cash equivalents at end of period	$278,866	$293,011

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

Results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Basic EPS is computed based on the weighted average number of common shares (including participating securities) issued and outstanding during the period. Diluted EPS is computed based on the weighted average of common shares issued and outstanding, plus equivalent shares assuming the exercise of stock options. The dilutive effect of stock options is computed by application of the treasury stock method. For the three and six months ended June 30, 2010, the impact of outstanding options to purchase shares of common stock of 12,000 and 1,457,000 shares, respectively, were anti-dilutive and were excluded from the calculation of diluted net income per share. For both the three and six months ended June 30, 2011, there were no anti-dilutive shares.

The following is a reconciliation between basic and diluted weighted average shares outstanding for the three and six months ended June 30, 2011 and 2010:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share data)	2011	2010	2011	2010

Net income	$37,035	$41,185	$83,328	$85,313

Net income attributable to unvested awarded performance stock	(1,165)	(1,295)	(2,563)	(2,688)

Net income attributable to common shares	$35,870	$39,890	$80,765	$82,625

Weighted average basic number of common shares outstanding	142,873	142,154	142,756	142,133

Less unvested awarded performance stock included in weighted average basic shares outstanding	(4,494)	(4,469)	(4,391)	(4,479)

Weighted average number of common shares outstanding for basic earnings per common share	138,379	137,685	138,365	137,654

Dilutive effect of stock options	1,563	1,420	2,585	1,283

Weighted average number of shares outstanding	139,942	139,105	140,950	138,937

Net income per share:
Basic	$0.26	$0.29	$0.58	$0.60

Diluted	$0.26	$0.29	$0.57	$0.59

NOTE 4· New Accounting Pronouncements

International Accounting Standards — International Financial Reporting Standards (“IFRS”) are a set of standards and interpretations adopted by the International Accounting Standards Board. The Securities and Exchange Commission (“SEC”) is currently considering a potential IFRS adoption process in the United States which could, in the near term, provide domestic issuers with an alternative accounting method and which could ultimately replace U.S. GAAP reporting requirements with IFRS reporting requirements. We are monitoring the developments toward possible allowable conversion to IFRS and will consider, if and when, conversion becomes acceptable. We do not expect that to occur in 2011.

Comprehensive Income — In June 2011, the FASB issued authoritative guidance which allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This authoritative guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholder’s equity. This authoritative guidance is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Except for presentation requirements, the Company does not expect the adoption of this guidance to have a material effect on its Financial Statements.

NOTE 5· Business Combinations

Acquisitions in 2011

For the six months ended June 30, 2011, Brown & Brown acquired the assets and assumed certain liabilities of 22 insurance intermediaries, the stock of one insurance intermediary and several books of business (customer accounts). The aggregate purchase price of these acquisitions was $114,108,000, including $90,417,000 of cash payments, the issuance of notes payable of $550,000, the assumption of $9,326,000 of liabilities, and $13,815,000 of recorded earn-out payables. All of these acquisitions were acquired primarily to expand Brown & Brown’s core businesses and to attract and hire high-quality individuals. Acquisition purchase prices are typically based on a multiple of average annual operating profit earned over a one- to three-year period, within a minimum and maximum price range. The recorded purchase prices for all acquisitions consummated after January 1, 2009 include an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations are recorded in the consolidated statement of income when incurred.

The fair value of earn-out obligations is based on the present value of the expected future payments to be made to the sellers of the acquired businesses in accordance with the provisions outlined in the respective purchase agreements. In determining fair value, the acquired business’s future performance is estimated using financial projections developed by management and reflects market participant assumptions regarding revenue growth and/or profitability. The expected future payments are estimated on the basis of the earn-out formula and performance targets specified in each purchase agreement compared with the associated financial projections. These payments are then discounted to present value using a risk-adjusted rate that takes into consideration the likelihood that the forecasted earn-out payments will be made.

All of these acquisitions have been accounted for as business combinations and are as follows:

(in thousands)
Name	Business Segment	2011 Date of Acquisition	Cash Paid	Note Payable	Recorded Earn-out Payable	Recorded Purchase Price	Maximum Potential Earn-out Payable
Balcos Insurance, Inc.	Retail	January 1	$8,611	$—	$1,595	$10,206	$5,766
Associated Insurance Service, Inc. et al.	Retail	January 1	12,000	—	1,575	13,575	6,000
United Benefit Services Insurance Agency LLC et al.	Retail	February 1	14,559	—	3,199	17,758	9,133
First Horizon Insurance Group, Inc. et al.	Retail	April 30	26,465	—	—	26,465	—
Fitzharris Agency, Inc. et al.	Retail	May 1	6,159	—	888	7,047	3,832
Corporate Benefit Consultants, LLC	Retail	June 1	9,000	—	2,038	11,038	4,520
Other	Various	Various	13,623	550	4,520	18,693	10,411

Total			$90,417	$550	$13,815	$104,782	$39,662

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition:

(in thousands)	Balcos	AIS	United	FHI	FA	CBC	Other	Total
Cash	$—	$—	$—	$5,168	$—	$—	$—	$5,168
Other current assets	187	252	438	1,334	—	—	432	2,643
Fixed assets	20	100	20	134	60	6	48	388
Goodwill	6,486	9,055	10,501	17,839	7,311	6,965	11,516	69,673
Purchased customer accounts	3,530	4,086	6,787	6,710	3,351	4,046	7,401	35,911
Non-compete agreements	42	92	45	10	21	21	81	312
Other assets	—	—	4	9	—	—	—	13

Total assets acquired	10,265	13,585	17,795	31,204	10,743	11,038	19,478	114,108

Other current liabilities	(59)	(10)	(37)	(3,831)	(3,696)	—	(785)	(8,418)
Deferred income taxes	—	—	—	(908)	—	—	—	(908)

Total liabilities assumed	(59)	(10)	(37)	(4,739)	(3,696)	—	(785)	(9,326)

Net assets acquired	$10,206	$13,575	$17,758	$26,465	$7,047	$11,038	$18,693	$104,782

The weighted average useful lives for the above acquired amortizable intangible assets, as of the acquisition date, are as follows: purchased customer accounts, 15.0 years; and non-compete agreements, 5.0 years.

Goodwill of $69,673,000 was assigned to the Retail and National Programs Divisions in the amounts of $67,386,000 and $2,287,000, respectively. Of the total goodwill of $69,673,000, $38,019,000 is currently deductible for income tax purposes and $17,839,000 is non-deductible. The remaining $13,815,000 relates to the earn-out payables and will not be deductible until it is earned and paid.

The results of operations for the acquisitions completed during 2011 have been combined with those of the Company since their respective acquisition dates. The total revenues and income before income taxes from the acquisitions completed through June 30, 2011, included in the Condensed Consolidated Statement of Income for the three months ended June 30, 2011, were $8,493,000 and $583,000, respectively. The total revenues and income before income taxes from the acquisitions completed through June 30, 2011, included in the Condensed Consolidated Statement of Income for the six months ended June 30, 2011, were $12,949,000 and $1,555,000, respectively. If the acquisitions had occurred as of the beginning of the period, the Company’s results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

(UNAUDITED)	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share data)	2011	2010	2011	2010
Total revenues	$249,183	$254,929	$518,557	$519,985
Income before income taxes	62,194	71,539	140,929	148,573
Net income	37,473	43,320	85,011	89,833

Net income per share:
Basic	$0.26	$0.30	$0.60	$0.63
Diluted	$0.26	$0.30	$0.58	$0.63

Weighted average number of shares outstanding:
Basic	138,379	137,685	138,365	137,654
Diluted	139,942	139,105	140,950	138,937

Acquisitions in 2010

For the six months ended June 30, 2010, Brown & Brown acquired the assets and assumed certain liabilities of ten insurance intermediaries and several books of business (customer accounts). The aggregate purchase price of these acquisitions was $43,749,000, including $33,262,000 of cash payments, the issuance of notes payable of $175,000, the assumption of $1,211,000 of liabilities, and $9,101,000 of recorded earn-out payables. All of these acquisitions were acquired primarily to expand Brown & Brown’s core businesses and to attract and hire high-quality individuals. Acquisition purchase prices are typically based on a multiple of average annual operating profit earned over a one- to three-year period, within a minimum and maximum price range. The recorded purchase prices for all acquisitions consummated after January 1, 2009, include an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations will be recorded in the consolidated statement of income when incurred.

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

All of these acquisitions have been accounted for as business combinations and are as follows:

(in thousands)
Name	Business Segment	2010 Date of Acquisition	Cash Paid	Note Payable	Recorded Earn-out Payable	Recorded Purchase Price	Maximum Potential Earn-out Payable
DiMartino Associates, Inc.	Retail	March 1	$7,047	$—	$3,402	$10,449	$5,637
Stone Insurance Agencies, et al.	Retail	May 1	15,826	—	124	15,950	3,000
Other	Various	Various	10,389	175	5,575	16,139	10,429

Total			$33,262	$175	$9,101	$42,538	$19,066

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition:

(in thousands)	DiMartino	Stone	Other	Total
Cash	$—	$—	$—	$—
Other current assets	137	516	439	1,092
Fixed assets	21	70	98	189
Goodwill	6,890	11,128	9,838	27,856
Purchased customer accounts	3,380	5,172	5,895	14,447
Non-compete agreements	21	74	70	165
Other assets	—	—	—	—

Total assets acquired	10,449	16,960	16,340	43,749

Other current liabilities	—	(1,011)	(200)	(1,211)

Total liabilities assumed	—	(1,011)	(200)	(1,211)

Net assets acquired	$10,449	$15,949	$16,140	$42,538

The weighted average useful lives for the above acquired amortizable intangible assets, as of the acquisition date, are as follows: purchased customer accounts, 15.0 years; and non-compete agreements, 5.0 years.

Goodwill of $27,856,000, of which $18,806,000 is expected to be deductible for income tax purposes, was assigned to the Retail and Services Divisions in the amounts of $22,458,000 and $5,398,000, respectively.

The results of operations for the acquisitions completed during 2010 have been combined with those of the Company since their respective acquisition dates. The total revenues and income before income taxes from the acquisitions completed through June 30, 2010, included in the Condensed Consolidated Statement of Income for the three months ended June 30, 2010, were $4,561,000 and $539,000, respectively. The total revenues and income before income taxes from the acquisitions completed through June 30, 2010 included in the Condensed Consolidated Statement of Income for the six months ended June 30, 2010, were $6,348,000 and $911,000, respectively. If the acquisitions had occurred as of the beginning of the period, the Company’s results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

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

For acquisitions consummated prior to January 1, 2009, additional consideration paid to sellers as a result of purchase price “earn-out” provisions are recorded as adjustments to intangible assets when the contingencies are settled. The net additional consideration paid by the Company in 2011 as a result of these adjustments totaled $1,019,000, all of which was allocated to goodwill. Of the $1,019,000 net additional consideration paid, $362,000 was paid in cash and $657,000 was issued as a note payable. The net additional consideration paid by the Company in 2010 as a result of these adjustments totaled $1,745,000, all of which was allocated to goodwill. Of the $1,745,000 net additional consideration paid, $710,000 was paid in cash and $1,035,000 was issued in notes payable.

As of June 30, 2011, the maximum future contingency payments related to all acquisitions totaled $124,335,000, of which $30,360,000 relates to acquisitions consummated prior to January 1, 2009, and $93,975,000 relates to acquisitions consummated subsequent to January 1, 2009.

As of June 30, 2011, the fair value of the estimated earn-out payables for the three and six months was re-evaluated and increased by $1,104,000 and $589,000, respectively, which resulted in a charge to the Condensed Consolidated Statement of Income. As of June 30, 2010, the fair value of the estimated earn-out payables for the three and six months was re-evaluated and reduced by $719,000 and $1,556,000, respectively, which resulted in a credit to the Condensed Consolidated Statement of Income. Additionally,

the interest expense accretion, related to the earn-out payables, to the Condensed Consolidated Statement of Income for the three months ended June 30, 2011, and 2010, was $461,000 and $186,000, respectively. The interest expense accretion, related to the earn-out payables, to the Condensed Consolidated Statement of Income for the six months ended June 30, 2011, and 2010, was $877,000 and $327,000, respectively. As of June 30, 2011, the estimated earn-out payables equaled $41,913,000, of which $8,410,000 was recorded as current liabilities and $33,503,000 was recorded as non-current liabilities.

NOTE 6· Goodwill

Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. Brown & Brown completed its most recent annual assessment as of November 30, 2010, and identified no impairment as a result of the evaluation. Additionally, during the six months ended June 30, 2011, there have been no indicators of impairment which would require management to perform an interim impairment test.

The changes in goodwill for the six months ended June 30, 2011, are as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Total
Balance as of January 1, 2011	$716,626	$152,601	$257,360	$68,240	$1,194,827
Goodwill of acquired businesses	68,405	2,287	—	—	70,692
Goodwill disposed of relating to sales of businesses	(3,892)	—	—	—	(3,892)

Balance as of June 30, 2011	$781,139	$154,888	$257,360	$68,240	$1,261,627

NOTE 7· Amortizable Intangible Assets

Amortizable intangible assets at June 30, 2011, and December 31, 2010, consisted of the following:

	June 30, 2011				December 31, 2010
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (years)
Purchased customer accounts	$841,873	$(354,864)	$487,009	14.9	$811,143	$(330,627)	$480,516	14.9
Non-compete agreements	25,108	(23,750)	1,358	7.2	25,181	(23,797)	1,384	7.3

Total	$866,981	$(378,614)	$488,367		$836,324	$(354,424)	$481,900

Amortization expense for other amortizable intangible assets for the years ending December 31, 2011, 2012, 2013, 2014, and 2015, is estimated to be $54,274,000, $53,988,000, $53,087,000, $51,931,000, and $50,598,000, respectively.

NOTE 8· Long-Term Debt

Long-term debt at June 30, 2011, and December 31, 2010, consisted of the following:

(in thousands)	2011	2010
Unsecured senior notes	$250,000	$250,000
Acquisition notes payable	1,691	1,729

Total debt	251,691	251,729
Less current portion	(1,624)	(1,662)

Long-term debt	$250,067	$250,067

In July 2004, the Company completed a private placement of $200.0 million of unsecured senior notes (the “Notes”). The $200.0 million is divided into two series: (1) Series A, which closed on September 15, 2004, for $100.0 million due in 2011 and bearing interest at 5.57% per year; and (2) Series B, which closed on July 15, 2004, for $100.0 million due in 2014 and bearing interest at 6.08% per year. Brown & Brown has used the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. As of June 30, 2011, and December 31, 2010, there was an outstanding balance of $200.0 million on the Notes.

On December 22, 2006, the Company entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). The Purchaser also purchased Notes issued by the Company in 2004. The Master Agreement provides for a $200.0 million private uncommitted “shelf” facility for the issuance of senior unsecured notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten years, as the parties may determine. The Master Agreement includes various covenants, limitations and events of default similar to the Notes issued in 2004. The initial issuance of notes under the Master Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.66% per year. On February 1, 2008, $25.0 million in Series D Senior Notes due January 15, 2015, with a fixed interest rate of 5.37% per year, were issued. As of June 30, 2011, and December 31, 2010, there was an outstanding balance of $50.0 million under the Master Agreement.

On January 21, 2011, the Company entered into a Confirmation of Acceptance (the “Confirmation”) in connection with the Master Agreement in which the Company agreed to issue to the Purchaser and certain of the Purchaser’s affiliates an aggregate of $100.0 million principal amount of unsecured Series E Senior Notes due September 15, 2018, with a fixed interest rate of 4.5% per year. The closing and funding date for the unsecured Series E Senior Notes is identified as September 15, 2011, in order to correspond with the maturity date of the Series A Notes. In accordance with ASC Topic 470 – Debt, the Company has classified the related principal balance of the Series A Senior Notes as long-term debt as of June 30, 2011, and December 31, 2010, as the Company has both the intent and ability to refinance the obligation on a long-term basis, as evidenced by the Confirmation.

On June 12, 2008, the Company entered into an Amended and Restated Revolving Loan Agreement dated as of June 3, 2008 (the “Loan Agreement”), with a national banking institution, amending and restating the existing Revolving Loan Agreement dated September 29, 2003, as amended (the “Revolving Agreement”), to increase the lending commitment to $50.0 million (subject to potential increases up to $100.0 million) and to extend the maturity date from December 20, 2011, to June 3, 2013. The Revolving Agreement initially provided for a revolving credit facility in the maximum principal amount of $75.0 million. After a series of amendments that provided covenant exceptions for the Notes issued or to be issued under the Master Agreement and relaxed or deleted certain other covenants, the maximum principal amount was reduced to $20.0 million. The calculation of interest and fees is generally based on the Company’s quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization, and non-cash stock-based compensation. Interest is charged at a rate equal to 0.50% to 1.00% above the London Interbank Offering Rate (“LIBOR”) or 1.00% below the base rate, each as more fully defined in the Loan Agreement. Fees include an upfront fee, an availability fee of 0.10% to 0.20%, and a letter of credit usage fee of 0.50% to 1.00%. The Loan Agreement contains various covenants, limitations, and events of default customary for similar facilities for similar borrowers. The 90-day LIBOR was 0.246% and 0.300% as of June 30, 2011, and December 31, 2010, respectively. There were no borrowings against this facility at June 30, 2011, or December 31, 2010.

All of these credit agreements require Brown & Brown to maintain certain financial ratios and comply with certain other covenants. Brown & Brown was in compliance with all such covenants as of June 30, 2011, and December 31, 2010.

Acquisition notes payable represent debt incurred to sellers of certain insurance operations acquired by the Company. These notes and future contingent payments are payable in monthly, quarterly and annual installments through July 2013, including interest at stated rates ranging from 0.0% to 4.0%.

NOTE 9· Supplemental Disclosures of Cash Flow Information and Non-Cash Financing and Investing Activities

	For the six months ended June 30,
(in thousands)	2011	2010
Cash paid during the period for:
Interest	$7,212	$7,221
Income taxes	$32,914	$31,425

Brown & Brown’s significant non-cash investing and financing activities are summarized as follows:

	For the six months ended June 30,
(in thousands)	2011	2010
Unrealized holding loss on available-for-sale securities, net of tax benefit of $1 for 2011 and $1 for 2010	$(2)	$(2)
Notes payable issued or assumed for purchased customer accounts	$1,206	$1,210
Estimated acquisition earn-out payables and related changes	$13,815	$9,101
Notes receivable on the sale of fixed assets and customer accounts	$6,104	$707

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

Brown & Brown conducts all of its operations within the United States of America, except for one wholesale brokerage operation based in London, England. Our London operation earned $2.6 million and $3.3 million of total revenues for the three months ended June 30, 2011 and 2010, respectively. This operation earned $5.1 million and $5.9 million of total revenues for the six months ended June 30, 2011 and 2010, respectively. Additionally, this operation earned $9.9 million of total revenues for the year ended December 31, 2010.

The following table shows summarized financial information concerning Brown & Brown’s reportable segments for the three months ended June 30, 2011, and 2010. The “Other” column includes any income and expenses not allocated to reportable segments and corporate-related items, including the inter-company interest expense charge to the reporting segment.

	For the three months ended June 30, 2011
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$153,135	$33,483	$43,712	$16,440	$46	$246,816
Investment income	$28	$—	$9	$123	$233	$393
Amortization	$8,236	$2,139	$2,537	$635	$9	$13,556
Depreciation	$1,238	$753	$640	$147	$301	$3,079
Interest	$6,799	$434	$1,773	$1,479	$(6,877)	$3,608
Income before income taxes	$32,572	$7,305	$10,225	$2,587	$8,779	$61,468
Total assets	$2,063,215	$679,298	$689,729	$146,522	$(1,053,892)	$2,524,872
Capital expenditures	$1,824	$312	$977	$209	$274	$3,596

	For the three months ended June 30, 2010
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$147,179	$38,304	$46,549	$9,781	$1,852	$243,665
Investment income	$57	$—	$6	$4	$279	$346
Amortization	$7,623	$2,303	$2,554	$161	$9	$12,650
Depreciation	$1,334	$745	$676	$75	$299	$3,129
Interest	$6,676	$844	$2,676	$218	$(6,782)	$3,632
Income before income taxes	$34,460	$12,079	$11,508	$1,957	$8,009	$68,013
Total assets	$1,835,552	$638,560	$681,610	$56,924	$(875,834)	$2,336,812
Capital expenditures	$966	$1,304	$461	$155	$24	$2,910

The following table shows summarized financial information concerning Brown & Brown’s reportable segments for the six months ended June 30, 2011 and 2010. The “Other” column includes any income and expenses not allocated to reportable segments and corporate-related items, including the inter-company interest expense charge to the reporting segment.

	For the six months ended June 30, 2011
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$310,915	$83,761	$81,852	$32,286	$230	$509,044
Investment income	$44	$—	$17	$126	$430	$617
Amortization	$16,440	$4,259	$5,075	$1,272	$19	$27,065
Depreciation	$2,496	$1,551	$1,292	$279	$596	$6,214
Interest	$13,713	$998	$3,877	$2,988	$(14,361)	$7,215
Income before income taxes	$71,550	$28,736	$16,588	$4,318	$16,946	$138,138
Total assets	$2,063,215	$679,298	$689,729	$146,522	$(1,053,892)	$2,524,872
Capital expenditures	$3,116	$758	$1,591	$504	$544	$6,513

	For the six months ended June 30, 2010
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$296,431	$93,303	$84,973	$18,791	$2,440	$495,938
Investment income	$117	$1	$11	$9	$539	$677
Amortization	$15,158	$4,608	$5,111	$307	$19	$25,203
Depreciation	$2,734	$1,509	$1,391	$146	$602	$6,382
Interest	$13,687	$1,832	$5,678	$432	$(14,389)	$7,240
Income before income taxes	$69,937	$36,840	$15,672	$3,423	$15,225	$141,097
Total assets	$1,835,552	$638,560	$681,610	$56,924	$(875,834)	$2,336,812
Capital expenditures	$1,750	$1,532	$954	$211	$517	$4,964

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

We foster a strong, decentralized sales culture with a goal of consistent, sustained growth over the long term. As of June 2011, our senior leadership group included twelve officers with regional responsibility for oversight of designated operations within the Company. In January 2011, J. Scott Penny was named Chief Acquisitions Officer. Also in January, 2011, Linda S. Downs and Charles H. Lydecker were promoted to be Regional Presidents.

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

The past four and a half years have posed significant challenges for us and for our industry in the form of a prevailing decline in insurance premium rates, commonly referred to as a “soft market;” increased significant governmental involvement in the Florida insurance marketplace since 2007, resulting in a substantial loss of revenue for us; and, beginning in the second half of 2008 and through the second quarter of 2011, increased pressure on the values of insurable exposure units as the consequence of the general weakening of the economy in the United States.

Since the first quarter of 2007 and through the second quarter of 2011, we have experienced negative internal revenue growth each quarter. This was due primarily to the “soft market,” and, beginning in the second half of 2008 and, through the second quarter of 2011, the decline in insurable exposure units, which further reduced our commissions and fees revenue. Part of the decline in 2007 was the result of the increased governmental involvement in the Florida insurance marketplace, as described below in “The Florida Insurance Overview.”

While insurance premium rates continued to decline for most lines of coverage during 2010 and into 2011, the rate of decline appeared to be slowing. In 2009 and 2010, continued declining exposure units had a greater negative impact on our commissions and fees revenue than declining insurance premium rates. Although we do not anticipate any significant changes to the insurance premium rates during 2011, there appears to be a very gradual improvement in the rate of decline of exposure units which we expect will continue during the second half of 2011.

We also earn “profit-sharing contingent commissions,” which are profit-sharing commissions based primarily on underwriting results, but may also reflect considerations for volume, growth and/or retention. These commissions are primarily received in the first and second quarters of each year, based on the aforementioned considerations for the prior year(s). Over the last three years, profit-sharing contingent commissions have averaged approximately 5.6% of the previous year’s total commissions and fees revenue. Profit-sharing contingent commissions are typically included in our total commissions and fees in the Consolidated Statements of Income in the year received. The term “core commissions and fees” excludes profit-sharing contingent commissions and therefore represents the revenues earned directly from specific insurance policies sold, and specific fee-based services rendered. In recent years, five national insurance companies have replaced the loss-ratio based profit-sharing contingent commission calculation with a guaranteed fixed-base methodology, referred to as “Guaranteed Supplemental Commissions” (“GSCs”). Since GSCs are not subject to the uncertainty of loss ratios, they are accrued throughout the year based on actual premiums written. For the twelve-month period ended December 31, 2010, we earned $13.4 million from GSCs, most of which was collected in the first quarter of 2011. For the three-month periods ended June 30,

2011 and 2010, we earned $2.9 million and $3.7 million, respectively, from GSCs. For the six- month periods ended June 30, 2011 and 2010, we earned $6.2 million and $6.7 million, respectively, from GSCs.

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

Historically, investment income has consisted primarily of interest earnings on premiums and advance premiums collected and held in a fiduciary capacity before being remitted to insurance companies. Our policy is to invest available funds in high-quality, short-term fixed income investment securities. As a result of the bank liquidity and solvency issues in the United States in the last quarter of 2008, we moved substantial amounts of our cash into non-interest bearing checking accounts so that they would be fully insured by the Federal Depository Insurance Corporation (“FDIC”) or into money-market investment funds (a portion of which is FDIC insured) of SunTrust and Wells Fargo, two large national banks. We have continued this investment policy into 2011. Investment income also includes gains and losses realized from the sale of investments.

Florida Insurance Overview

Many states have established “Residual Markets,” which are governmental or quasi-governmental insurance facilities that provide coverage to individuals and/or businesses that cannot buy insurance in the private marketplace, i.e., “insurers of last resort.” These facilities can be designed to cover any type of risk or exposure; however, the exposures most commonly subject to such facilities are automobile or high-risk property exposures. Residual Markets can also be referred to as FAIR Plans, Windstorm Pools, Joint Underwriting Associations, or may even be given names styled after the private sector like “Citizens Property Insurance Corporation” (“Citizens”) in Florida.

In August 2002, the Florida Legislature created Citizens to be the “insurer of last resort” in Florida for property insurance. Initially, Citizens charged insurance rates that were higher than those generally prevailing in the private insurance marketplace. In each of 2004 and 2005, four major hurricanes made landfall in Florida. As a result of the ensuing significant insurance property losses, Florida property insurance rates increased in 2006. To counter the higher property insurance rates, the State of Florida instructed Citizens to significantly reduce its property insurance rates beginning in January 2007. By state law, Citizens guaranteed these rates through January 1, 2010. As a result, Citizens became one of the most, if not the most, competitive risk-bearers for a large percentage of Florida’s commercial habitational coastal property exposures, such as condominiums, apartments, and certain assisted living facilities. Additionally, Citizens became the only insurance market to offer certain homeowner policies throughout Florida. Today, Citizens is one of the largest underwriters of coastal property exposures in Florida. Effective January 1, 2010, Citizens raised its insurance rates, on average, 10% for properties with values of less than $10 million, and more than 10% for properties with values in excess of $10 million. For 2011, as expected, Citizens again raised its insurance rates, on average, 10% for properties with values of less than $10 million. However, for properties with values in excess of $10 million, Citizens choose to maintain the 2010 rate structure which will make Citizens more competitive in the second half of 2011.

In 2007, Citizens became the principal direct competitor of the insurance companies that underwrite the condominium program administered by one of our indirect subsidiaries, Florida Intracoastal Underwriters, Limited Company (“FIU”), and the excess and surplus lines insurers represented by our wholesale brokers such as Hull & Company, Inc., another of our subsidiaries. Consequently, these operations lost significant amounts of revenue to Citizens. From 2008 through 2010, Citizens’ impact was not as dramatic as it had been in 2007; FIU’s core revenues decreased 9.2% in this period. Citizens continued to be competitive against the excess and surplus lines insurers, and therefore Citizens negatively affected the revenues of our Florida-based wholesale brokerage operations, such as Hull & Company, Inc., from 2007 through 2011, although the impact is decreasing from year to year.

Citizens’ impact on our Florida Retail Division was less severe than on our National Programs and Wholesale Brokerage Divisions, because our retail offices have the ability to place business with Citizens, although at slightly lower commission rates and with greater difficulty than is the case with other insurance companies.

Company Overview — Second Quarter of 2011

For 18 consecutive quarters, we experienced negative internal growth of our commissions and fees revenue as a direct result of the general weakness of the economy since the second half of 2008 and the continuing “soft market.” Our total commissions and fees revenue, excluding the effect of recent acquisitions, profit-sharing contingencies and sales of books of business over the last three months decreased by $11.3 million, reflecting a negative internal growth rate of (4.8)%. However, including the revenues from new acquisitions, total revenues in the three-month period ended June 30, 2011 increased 1.3% over the same period in 2010.

Income before income taxes in the three-month period ended June 30, 2011, decreased from the same period in 2010 by 9.6%, or $6.5 million, to $61.5 million. The $6.5 million net decrease resulted from the following factors: (i) a $4.3 million increase related to the operations of the new acquisitions that were stand-alone offices; and (ii) a $10.8 million decrease from those offices that existed in the same three-month periods ended June 30, 2011 and 2010 (including the new acquisitions that folded into those offices). The $10.8 million decrease resulted primarily from the following factors: (i) a $12.3 million reduction in total revenues; (ii) a $1.9 million increase in change in estimated acquisition earn-out payables; and (iii) $3.4 million in improved cost efficiencies, primarily in the areas of salaries, bonuses, occupancy costs, supplies, and postage.

Acquisitions

Approximately 37,500 independent insurance agencies are estimated to be operating currently in the United States. Part of our continuing business strategy is to attract high-quality insurance intermediaries to join our operations. From 1993 through the second quarter of 2011, we acquired 405 insurance intermediary operations, including acquired books of business (customer accounts). The economic outlook for the first six months of 2011 was a slight improvement over the same period in 2010, which in turn was an improvement over 2009 and as a result, certain sellers viewed 2011 as a better time in which to join our organization, and consequently, we were able to close a greater number of acquisitions. A summary of our acquisitions for the six months ended June 30, 2011 and 2010 is as follows (in millions, except for number of acquisitions):

	Number of Acquisitions		Estimated Annual Revenues	Net Cash Paid	Notes Issued	Liabilities Assumed	Recorded Earn-out Payable	Aggregate Purchase Price
For the six months ended June 30:	Asset	Stock
2011	22	1	$47.0	$90.4	$0.6	$9.3	$13.8	$114.1
2010	10	—	$19.5	$33.2	$0.2	$1.2	$9.1	$43.7

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

We believe that of our significant accounting and reporting policies, the more critical policies include our accounting for revenue recognition, business acquisitions and purchase price allocations, intangible asset impairments and reserves for litigation. In particular, the accounting for these areas requires significant judgments to be made by management. Different assumptions in the application of these policies could result in material changes in our consolidated financial position or consolidated results of operations. Refer to Note 1 in the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2010, on file with the Securities and Exchange Commission (“SEC”) for details regarding our critical and significant accounting policies.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes.

Financial information relating to our Consolidated Financial Results for the three and six months ended June 30, 2011 and 2010 is as follows (in thousands, except percentages):

	For the three months ended June 30,			For the six months ended June 30,
	2011	2010	% Change	2011	2010	% Change
REVENUES
Core commissions and fees	$243,708	$234,609	3.9%	$476,280	$453,047	5.1%
Profit-sharing contingent commissions	2,275	6,444	(64.7)%	31,155	38,680	(19.5)%
Investment income	393	346	13.6%	617	677	(8.9)%
Other income, net	440	2,266	(80.6)%	992	3,534	(71.9)%

Total revenues	246,816	243,665	1.3%	509,044	495,938	2.6%

EXPENSES
Employee compensation and benefits	125,852	121,372	3.7%	252,409	243,555	3.6%
Non-cash stock-based compensation	2,709	1,780	52.2%	5,482	3,735	46.8%
Other operating expenses	34,979	33,622	4.0%	71,055	69,955	1.6%
Amortization	13,556	12,650	7.2%	27,065	25,203	7.4%
Depreciation	3,079	3,129	(1.6)%	6,214	6,382	(2.6)%
Interest	3,608	3,632	(0.7)%	7,215	7,240	(0.3)%
Change in estimated acquisition earn-out payables	1,565	(533)	(393.6)%	1,466	(1,229)	(219.3)%

Total expenses	185,348	175,652	5.5%	370,906	354,841	4.5%

Income before income taxes	61,468	68,013	(9.6)%	138,138	141,097	(2.1)%

Income taxes	24,433	26,828	(8.9)%	54,810	55,784	(1.7)%

NET INCOME	$37,035	$41,185	(10.1)%	$83,328	$85,313	(2.3)%

Net internal growth rate – core commissions and fees	(4.8)%	(4.0)%		(3.6)%	(6.3)%
Employee compensation and benefits ratio	51.0%	49.8%		49.6%	49.1%
Other operating expenses ratio	14.2%	13.8%		14.0%	14.1%

Capital expenditures	$3,596	$2,910		$6,513	$4,964
Total assets at June 30, 2011 and 2010				$2,524,872	$2,336,812

Commissions and Fees

Commissions and fees, including profit-sharing contingent commissions, for the second quarter of 2011 increased $4.9 million, or 2.0%, over the same period in 2010. Profit-sharing contingent commissions for the second quarter of 2011 decreased $4.2 million or 64.7%, from the second quarter of 2010, to $2.3 million. Core commissions and fees are our commissions and fees, less (i) profit-sharing contingent commissions and (ii) divested business (commissions and fees generated from offices, books of business or niches sold or terminated). Core commissions and fees revenue for the second quarter of 2011 increased $9.1 million, of which approximately $21.3 million of the total increase represented core commissions and fees from acquisitions that had no comparable operations in the same period of 2010. After divested business of $1.0 million, the remaining net decrease of $11.2 million represented net lost business, which reflects a (4.8%) internal growth rate for core commissions and fees. Excluding the decrease in the core commissions and fees at Proctor Financial, Inc., our subsidiary which provides lender placed insurance (“Proctor”), our internal revenue growth rate for the second quarter of 2011 is (4.0)%, a slight deterioration from the (3.0)% internal growth rate, excluding Proctor, in the second quarter of 2010.

Commissions and fees, including profit-sharing contingent commissions, for the six months ended June 30, 2011, increased $15.7 million, or 3.2%, over the same period in 2010. For the six months ended June 30, 2011, profit-sharing contingent commissions decreased $7.5 million from the comparable period in 2010, to $31.2 million. Core commissions and fees revenue for the first six months of 2011 increased $23.2 million, of which approximately $40.7 million of the total increase represented core commissions and fees from acquisitions that had no comparable operations in the same period of 2010. After divested business of $1.3 million, the remaining net decrease of $16.2 million represented net lost business, which reflects a (3.6)% internal growth rate for core commissions and fees. Excluding the decline in the core commissions and fees at Proctor, our internal revenue growth rate for the first six months of 2011 is (2.6)%, an improvement from the (4.3)% internal growth rate for the 2010 year.

Investment Income

Investment income for the three months ended June 30, 2011, increased less than $0.1 million, or 13.6%, over the same period in 2010. Investment income for the six months ended June 30, 2011, decreased $0.1 million, or 8.9%, from the same period in 2010. These essentially flat changes reflect slightly lower investment yields on higher average invested balances.

Other Income, net

Other income for the three months ended June 30, 2011, reflected income of $0.4 million, compared with $2.3 million in the same period in 2010. Other income for the six months ended June 30, 2011, reflected income of $1.0 million, compared with $3.5 million in the same period in 2010. Other income consists primarily of gains and losses from the sale and disposition of assets. Although we are not in the business of selling customer accounts, we periodically will sell an office or a book of business (one or more customer accounts) that we believe does not produce reasonable margins or demonstrate a potential for growth, or when doing so is otherwise in the Company’s interest. The $1.9 million decrease in Other income, net for the three months ended June 30, 2010 is primarily due to a $1.2 million legal judgment that we received in the second quarter of 2010 from prior employees that violated their non-solicitation agreements.

Employee Compensation and Benefits

Employee compensation and benefits for the second quarter of 2011 increased, on a net basis, approximately 3.7%, or $4.5 million, over the same period in 2010. However, within that net increase were $7.3 million of new compensation costs related to new acquisitions that were stand-alone offices. Therefore, employee compensation and benefits from those offices that existed in the same three-month periods ended June 30, 2011, and 2010 (including the new acquisitions that folded into those offices), decreased by $2.8 million. The employee compensation and benefit expense reductions from these offices were primarily related to a reduction in salaries and bonuses of $2.3 million. Employee compensation and benefits expense as a percentage of total revenue increased slightly to 51.0% for the three months ended June 30, 2011, from 49.8% for the three months ended June 30, 2010.

Employee compensation and benefits for the six months ended June 30, 2011, increased $8.9 million, or 3.6%, over the same period in 2010. However, within that net increase were $13.0 million of new compensation costs related to new acquisitions that were stand-alone offices. Therefore, employee compensation and benefits expense from those offices that existed in the same six-month periods ended June 30, 2011, and 2010 (including the new acquisitions that folded into those offices), decreased by $4.2 million. The employee compensation and benefits expense reductions from these offices were primarily related to a reduction in salaries and bonuses of $3.2 million. Employee compensation and benefits expense as a percentage of total revenue increased slightly to 49.6% for the first six months of 2011, from 49.1% for the first six months of 2010.

Non-Cash Stock-Based Compensation

The Company has an employee stock purchase plan, and grants stock options and non-vested stock awards to its employees. Compensation expense for all share-based awards is recognized in the financial statements based upon the grant-date fair value of those awards. Non-cash stock-based compensation expense for the three months ended June 30, 2011, increased $0.9 million, or 52.2%, over the same period in 2010. Non-cash stock-based compensation expense for the six months ended June 30, 2011, increased $1.8 million, or 46.8%, from the same period in 2010. These increases were the result of new stock grants issued in January 2011, as described below.

Effective January 2011, we issued new grants under our 2010 Stock Incentive Plan (“SIP”) that vest in six to ten years, subject to the achievement of certain performance criteria by grantees, and the achievement of consolidated earnings-per-share (“EPS”) growth at certain levels by the Company, over a five-year measurement period ending December 31, 2015. We estimate that the incremental cost of these new SIP grants in 2011 will be approximately $5.1 million.

Other Operating Expenses

Other operating expenses for the second quarter of 2011 increased $1.4 million, or 4.0%, over the same period in 2010, of which $2.6 million related to acquisitions that joined as stand-alone offices since July 1, 2010. Therefore, other operating expenses from those offices that existed in both the three-month periods ended June 30, 2011, and 2010 (including the new acquisitions that folded into those offices), decreased by $1.3 million. These decreases were primarily related to broad-based reductions in occupancy costs, supplies and miscellaneous expenses.

Other operating expenses for the first six months of 2011 increased $1.1 million, or 1.6%, over the same period in 2010, of which $4.4 million related to acquisitions that joined us as stand-alone offices since February 1, 2010. Therefore, other operating expenses from those offices that existed in both the six-month periods ended June 30, 2011, and 2010 (including the new acquisitions that folded into those offices), decreased by $3.3 million. These decreases were primarily related to a $2.2 million reduction in legal expenses and errors and omissions reserves, as well as broad-based reductions in occupancy costs, supplies and miscellaneous expenses.

Amortization

Amortization expense for the second quarter of 2011 increased $0.9 million, or 7.2%, over the second quarter of 2010. Amortization expense for the six months ended June 30, 2011, increased $1.9 million, or 7.4%, over the first six months of 2010. These increases are primarily due to the amortization of additional intangible assets as the result of recent acquisitions.

Depreciation

Depreciation expense for the second quarter of 2011 decreased $0.1 million, or 1.6%, from the second quarter of 2010. Depreciation expense for the six months ended June 30, 2011, decreased $0.2 million, or 2.6%, from the six months ended June 30, 2010. These decreases are due primarily to certain fixed assets reaching their fully depreciated levels during 2010.

Interest Expense

Interest expense for the second quarter of 2011 decreased less than $0.1 million, or 0.7%, from the second quarter of 2010. Interest expense for the six months ended June 30, 2011, decreased less than $0.1 million, or 0.3%, from the same period in 2010. This decrease is a result of a slight reduction in debt outstanding.

Change in Estimated Acquisition Earn-out Payables

For the three months ended June 30, 2011, and 2010, the fair value of the estimated earn-out payables was re-evaluated and increased by $1.6 million and reduced by $0.5 million, which resulted in a charge and credit to the Condensed Consolidated Statement of Income, respectively. For the six months ended June 30, 2011, and 2010, the fair value of the estimated earn-out payables was re-evaluated and increased by $1.5 million and reduced by $1.3 million, which resulted in a charge and credit to the Condensed Consolidated Statement of Income, respectively. The charge to the Condensed Consolidated Statement of Income for the three and six month periods ended June 30, 2011, was primarily related to one acquisition performing better than our original projection, and two acquisitions where the earn-out agreements were terminated early at amounts higher than our original estimates in order to effectuate cost-effective mergers with other existing offices. Additionally, the interest expense accretion (included in the amounts above) to the Condensed Consolidated Statement of Income for the three months ended June 30, 2011, and 2010 was $0.5 million and $0.2 million, respectively. The interest expense accretion (included in the amounts above) to the Condensed Consolidated Statement of Income for the six months ended June 30, 2011, and 2010 was $0.9 million and $0.3 million, respectively.

RESULTS OF OPERATIONS — SEGMENT INFORMATION

As discussed in Note 11 of the Notes to Condensed Consolidated Financial Statements, we operate four reportable segments or divisions: the Retail, National Programs, Wholesale Brokerage, and Services Divisions. On a divisional basis, increases in amortization, depreciation, and interest expenses result from completed acquisitions within a given division in a particular year. Likewise, other income in each division primarily reflects net gains on sales of customer accounts and fixed assets. As such, in evaluating the operational efficiency of a division, management places emphasis on the net internal growth rate of core commissions and fees revenue, the gradual improvement of the ratio of total employee compensation and benefits to total revenues, and the gradual improvement of the ratio of other operating expenses to total revenues.

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

The internal growth rates for our core commissions and fees for the three months ended June 30, 2011, and 2010, by divisional units are as follows (in thousands, except percentages):

2011	For the three months ended June 30,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
	2011	2010
Florida Retail	$44,361	$42,735	$1,626	3.8%	$2,107	$(481)	(1.1)%
National Retail	83,102	79,359	3,743	4.7%	10,145	(6,402)	(8.1)%
Western Retail	24,991	23,334	1,657	7.1%	2,520	(863)	(3.7)%

Total Retail(1)	152,454	145,428	7,026	4.8%	14,772	(7,746)	(5.3)%

Professional Programs	8,839	9,343	(504)	(5.4)%	—	(504)	(5.4)%
Special Programs	24,582	27,827	(3,245)	(11.7)%	91	(3,336)	(12.0)%

Total National Programs	33,421	37,170	(3,749)	(10.1)%	91	(3,840)	(10.3)%

Wholesale Brokerage	41,713	41,298	415	1.0%	—	415	1.0%
Services	16,120	9,729	6,391	65.7%	6,468	(77)	(0.8)%

Total Core Commissions and Fees	$243,708	$233,625	$10,083	4.3%	$21,331	$(11,248)	(4.8)%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Condensed Consolidated Statements of Income for the three months ended June 30, 2011, and 2010, is as follows (in thousands, except percentages):

	For the three months ended June 30,
	2011	2010
Total core commissions and fees	$243,708	$233,625
Profit-sharing contingent commissions	2,275	6,444
Divested business	—	984

Total commission & fees	$245,983	$241,053

(1)

The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 11 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

The internal growth rates for our core commissions and fees for the three months ended June 30, 2010, and 2009, by divisional units are as follows (in thousands, except percentages):

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

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Condensed Consolidated Statements of Income for the three months ended June 30, 2010, and 2009, is as follows (in thousands, except percentages):

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

The internal growth rates for our core commissions and fees for the six months ended June 30, 2011, and 2010, by divisional units are as follows (in thousands, except percentages):

2011	For the six months ended June 30,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
	2011	2010
Florida Retail	$82,987	$80,513	$2,474	3.1%	$3,886	$(1,412)	(1.8)%
National Retail	165,325	156,683	8,642	5.5%	17,567	(8,925)	(5.7)%
Western Retail	49,649	45,292	4,357	9.6%	5,880	(1,523)	(3.4)%

Total Retail(1)	297,961	282,488	15,473	5.5%	27,333	(11,860)	(4.2)%

Professional Programs	18,362	19,169	(807)	(4.2)%	—	(807)	(4.2)%
Special Programs	52,245	56,369	(4,124)	(7.3)%	91	(4,215)	(7.5)%

Total National Programs	70,607	75,538	(4,931)	(6.5)%	91	(5,022)	(6.6)%

Wholesale Brokerage	75,769	75,021	748	1.0%	—	748	1.0%
Services	31,943	18,725	13,218	70.6%	13,324	(106)	(0.6)%

Total Core Commissions and Fees	$476,280	$451,772	$24,508	5.4%	$40,748	$(16,240)	(3.6)%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Condensed Consolidated Statements of Income for the six months ended June 30, 2011, and 2010, is as follows (in thousands, except percentages):

	For the six months ended June 30,
	2011	2010
Total core commissions and fees	$476,280	$451,772
Profit-sharing contingent commissions	31,155	38,680
Divested business	—	1,275

Total commission & fees	$507,435	$491,727

(1)

The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 11 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

The internal growth rates for our core commissions and fees for the six months ended June 30, 2010, and 2009, by divisional units are as follows (in thousands, except percentages):

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

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Condensed Consolidated Statements of Income for the six months ended June 30, 2010, and 2009, is as follows (in thousands, except percentages):

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

Financial information relating to Brown & Brown’s Retail Division for the three and six months ended June 30, 2011, and 2010 is as follows (in thousands, except percentages):

	For the three months ended June 30,			For the six months ended June 30,
	2011	2010	% Change	2011	2010	% Change
REVENUES
Core commissions and fees	$152,651	$145,946	4.6%	$298,247	$283,018	5.4%
Profit-sharing contingent commissions	281	797	(64.7)%	12,160	12,119	0.3%
Investment income	28	57	(50.9)%	44	117	(62.4)%
Other income, net	175	379	(53.8)%	464	1,177	(60.6)%

Total revenues	153,135	147,179	4.0%	310,915	296,431	4.9%

EXPENSES
Employee compensation and benefits	76,341	72,577	5.2%	153,028	146,234	4.6%
Non-cash stock-based compensation	1,610	888	81.3%	3,143	1,776	77.0%
Other operating expenses	25,500	24,211	5.3%	49,969	48,237	3.6%
Amortization	8,236	7,623	8.0%	16,440	15,158	8.5%
Depreciation	1,238	1,334	(7.2)%	2,496	2,734	(8.7)%
Interest	6,799	6,676	1.8%	13,713	13,687	0.2%
Change in estimated acquisition earn-out payables	839	(590)	(242.2)%	576	(1,332)	(143.2)%

Total expenses	120,563	112,719	7.0%	239,365	226,494	5.7%

Income before income taxes	$32,572	$34,460	(5.5)%	$71,550	$69,937	2.3%

Net internal growth rate – core commissions and fees	(5.3)%	(3.6)%		(4.2)%	(4.8)%
Employee compensation and benefits ratio	49.9%	49.3%		49.2%	49.3%
Other operating expenses ratio	16.7%	16.5%		16.1%	16.3%

Capital expenditures	$1,824	$966		$3,116	$1,750
Total assets at June 30, 2011 and 2010				$2,063,215	$1,835,552

The Retail Division’s total revenues during the three months ended June 30, 2011, increased 4.0%, or $6.0 million, over the same period in 2010, to $153.1 million. Profit-sharing contingent commissions for the second quarter of 2011 decreased $0.5 million, or 64.7%, from the second quarter of 2010. The $6.7 million net increase in commissions and fees revenue resulted from the following factors: (i) an increase of approximately $14.8 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2010; (ii) a decrease of $0.9 million related to commissions and fees revenue recorded in the second quarter of 2010 from business divested during 2011; and (iii) the remaining net decrease of $7.7 million is primarily related to net lost business. The Retail Division’s negative internal growth rate for core commissions and fees revenue was (5.3)% for the second quarter of 2011, and was driven by lower insurance property rates and reduced insurable exposure units in most areas of the United States and by lost business in certain offices.

Income before income taxes for the three months ended June 30, 2011, decreased 5.5%, or $1.9 million, from the same period in 2010, to $32.6 million. Even though total core commissions and fees revenue were down $7.7 million, total expenses were reduced by $3.8 million in those offices that existed in both the three-month periods ended June 30, 2011, and 2010 (including the smaller acquisitions that folded into those offices). Employee compensation and benefits expenses in those offices were reduced $2.3 million, primarily due to lower salaries, producer commissions, and bonuses. Other operating expenses in those offices were also reduced by $1.6 million, due to broad-based expense reductions in areas such as occupancy cost, supplies, postage and insurance costs. Partially offsetting these net declines in income before income taxes were the earnings from the recent acquisitions.

The Retail Division’s total revenues during the six months ended June 30, 2011, increased 4.9%, or $14.5 million, over the same period in 2010, to $310.9 million. Profit-sharing contingent commissions for the six months ended June 30, 2011 increased less than $0.1 million, or 0.3%, over the same period in 2010. The $15.2 million net increase in commissions and fees revenue resulted from the following factors: (i) an increase of approximately $27.3 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2010; (ii) a decrease of $1.1 million related to commissions and fees revenue recorded in the six months of 2010 from business divested during 2011; and (iii) the remaining net decrease of $11.9 million was primarily related to net lost business. The Retail Division’s negative internal growth rate for core commissions and fees revenue was (4.2)% for the first six months of 2011, and was driven by lower insurance property rates and reduced insurable exposure units in most areas of the United States and by lost business in certain offices.

Income before income taxes for the six months ended June 30, 2011, increased 2.3%, or $1.6 million, over the same period in 2010, to $71.6 million. Even though total core commissions and fees revenue were down $11.9 million, total expenses were reduced by $6.6 million in those offices that existed in both the three-month periods ended June 30, 2011, and 2010 (including the smaller acquisitions that folded into those offices). Employee compensation and benefits expenses in those offices were reduced $3.9 million primarily due to lower salaries and producer commissions. Other operating expenses in those offices were also reduced by $2.7 million due to broad-based expense reductions in areas such as occupancy cost, supplies, postage and insurance costs. More than offsetting these net declines in income before income taxes were the earnings from the recent acquisitions.

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

Financial information relating to our National Programs Division for the three and six months ended June 30, 2011, and 2010, is as follows (in thousands, except percentages):

	For the three months ended June 30,			For the six months ended June 30,
	2011	2010	% Change	2011	2010	% Change
REVENUES
Core commissions and fees	$33,421	$37,197	(10.2)%	$70,607	$75,596	(6.6)%
Profit-sharing contingent commissions	44	1,062	(95.9)%	13,119	17,657	(25.7)%
Investment income	—	—	—%	—	1	(100.0)%
Other income, net	18	45	(60.0)%	35	49	(28.6)%

Total revenues	33,483	38,304	(12.6)%	83,761	93,303	(10.2)%

EXPENSES
Employee compensation and benefits	16,569	16,952	(2.3)%	35,039	36,045	(2.8)%
Non-cash stock-based compensation	377	207	82.1%	735	409	79.7%
Other operating expenses	5,891	5,169	14.0%	12,423	12,050	3.1%
Amortization	2,139	2,303	(7.1)%	4,259	4,608	(7.6)%
Depreciation	753	745	1.1%	1,551	1,509	2.8%
Interest	434	844	(48.6)%	998	1,832	(45.5)%
Change in estimated acquisition earn-out payables	15	5	200.0%	20	10	100.0%

Total expenses	26,178	26,225	(0.2)%	55,025	56,463	(2.5)%

Income before income taxes	$7,305	$12,079	(39.5)%	$28,736	$36,840	(22.0)%

Net internal growth rate – core commissions and fees	(10.3)%	(8.9)%		(6.6)%	(16.0)%
Employee compensation and benefits ratio	49.5%	44.3%		41.8%	38.6%
Other operating expenses ratio	17.6%	13.5%		14.8%	12.9%

Capital expenditures	$312	$1,304		$758	$1,532
Total assets at June 30, 2011 and 2010				$679,298	$638,560

Total revenues for National Programs for the three months ended June 30, 2011, decreased 12.6%, or $4.8 million, from the same period in 2010, to $33.5 million. Profit-sharing contingent commissions for the second quarter of 2011 decreased $1.0 million from the second quarter of 2010. Most of the $3.8 million net decrease in commissions and fees revenue for National Programs is the result of net lost business, and therefore, the National Programs Division’s internal growth rate for core commissions and fees revenue was (10.3)% for the three months ended June 30, 2011. Of the $3.8 million of net lost business, $2.4 million related to net revenue reductions at Proctor and another $0.7 million related to commissions that were recorded in the second quarter of 2010, but which will be recorded in the third quarter of 2011. It is expected that Proctor’s commissions and fees revenue for the third quarter of 2011 will be $1.0 million to $1.5 million less than the third quarter of 2010.

Income before income taxes for the three months ended June 30, 2011, decreased 39.5%, or $4.8 million, from the same period in 2010, to $7.3 million. This decrease is primarily due to a net decrease in income before income taxes at Proctor.

Total revenues for National Programs for the six months ended June 30, 2011, decreased 10.2%, or $9.5 million, from the same period in 2010, to $83.8 million. Profit-sharing contingent commissions for the six months ended June 30, 2011, decreased $4.5 million over the same period of 2010, of which $3.7 million of that decrease related to Proctor. Proctor’s decreased profit-sharing contingent commissions were the direct result of the net lost business. Of the $5.0 million net decrease in commissions and fees for National Programs: (i) an increase of approximately $0.1 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2010; (ii) a decrease of $0.1 million related to commissions and fees revenue recorded in the first half of 2010 from business divested during 2011, and (iii) the remaining net decrease of $5.0 million is primarily related to net lost business. Therefore, the National Programs Division’s negative internal growth rate for core commissions and fees revenue was (6.6)% for the six months ended June 30, 2011. Of the $5.0 million of net lost business, $5.2 million related to Proctor.

Income before income taxes for the six months ended June 30, 2011, decreased 22.0%, or $8.1 million, from the same period in 2010, to $28.7 million. This decrease is primarily due to a net decrease in income before income taxes at Proctor.

Wholesale Brokerage Division

The Wholesale Brokerage Division markets and sells excess and surplus commercial and personal lines insurance and reinsurance, primarily through independent agents and brokers. Like the Retail and National Programs Divisions, the Wholesale Brokerage Division’s revenues are primarily commission-based.

Financial information relating to our Wholesale Brokerage Division for the three and six months ended June 30, 2011 and 2010 is as follows (in thousands, except percentages):

	For the three months ended June 30,			For the six months ended June 30,
	2011	2010	% Change	2011	2010	% Change
REVENUES
Core commissions and fees	$41,713	$41,385	0.8%	$75,769	$75,187	0.8%
Profit-sharing contingent commissions	1,950	4,585	(57.5)%	5,876	8,904	(34.0)%
Investment income	9	6	50.0%	17	11	54.5%
Other income, net	40	573	(93.0)%	190	871	(78.2)%

Total revenues	43,712	46,549	(6.1)%	81,852	84,973	(3.7)%

EXPENSES
Employee compensation and benefits	20,293	21,167	(4.1)%	39,366	41,123	(4.3)%
Non-cash stock-based compensation	347	173	100.6%	688	346	98.8%
Other operating expenses	7,327	7,783	(5.9)%	14,378	15,626	(8.0)%
Amortization	2,537	2,554	(0.7)%	5,075	5,111	(0.7)%
Depreciation	640	676	(5.3)%	1,292	1,391	(7.1)%
Interest	1,773	2,676	(33.7)%	3,877	5,678	(31.7)%
Change in estimated acquisition earn-out payables	570	12	NMF %	588	26	NMF %

Total expenses	33,487	35,041	(4.4)%	65,264	69,301	(5.8)%

Income before income taxes	$10,225	$11,508	(11.1)%	$16,588	$15,672	5.8%

Net internal growth rate – core commissions and fees	1.0%	(1.1)%		1.0%	(2.0)%
Employee compensation and benefits ratio	46.4%	45.5%		48.1%	48.4%
Other operating expenses ratio	16.8%	16.7%		17.6%	18.4%

Capital expenditures	$977	$461		$1,591	$954
Total assets at June 30, 2011 and 2010				$689,729	$681,610

The Wholesale Brokerage Division’s total revenues for the three months ended June 30, 2011 decreased 6.1%, or $2.8 million, from the same period in 2010, to $43.7 million. Profit-sharing contingent commissions for the second quarter of 2011 decreased $2.6 million from the same quarter of 2010. Of the $0.3 million net increase in commissions and fees revenue: (i) a decrease of $0.1 million related to commissions and fees revenue recorded in the second quarter of 2010 from business divested during 2011, and (ii) the remaining net increase of $0.4 million is primarily due to net new business. As such, the Wholesale Brokerage Division’s internal growth rate for core commissions and fees revenue was 1.0% for the second quarter of 2011, which primarily related to slight increases in coastal property insurance premium rates.

Income before income taxes for the three months ended June 30, 2011, decreased 11.1%, or $1.3 million, from the same period in 2010, to $10.2 million, primarily due to a net reduction in the profit-sharing contingent commission revenue, but which was partially offset by continued improved efficiencies relating to employee compensation costs and other operating expenses, and slight increases in coastal property insurance premium rates.

The Wholesale Brokerage Division’s total revenues for the six months ended June 30, 2011 decreased 3.7%, or $3.1 million, from the same period in 2010, to $81.9 million. Profit-sharing contingent commissions for the six months ended June 30, 2011, decreased $3.0 million from the same period of 2010. Of the $0.6 million net increase in commissions and fees revenue: (i) a decrease of $0.1 million related to commissions and fees revenue recorded in the first half of 2010 from business divested during 2011, and (ii) the remaining net increase of $0.7 million is primarily due to net new business. As such, the Wholesale Brokerage Division’s internal growth rate for core commissions and fees revenue was 1.0% for the six months ended June 30, 2011, which primarily related to a slight increase in coastal insurance property premium rates.

Income before income taxes for the six months ended June 30, 2011, increased 5.8%, or $0.9 million, over the same period in 2010, to $16.6 million, primarily due to continued improved efficiencies relating to employee compensation costs and other operating expenses, as well as slight increases in coastal property insurance premium rates, but which was mostly offset by a net reduction in the profit-sharing contingent commission revenue.

Services Division

The Services Division provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside services and Social Security disability advocacy services. Unlike our other segments, approximately 99.8% of the Services Division’s 2010 commissions and fees revenues are generated from fees, which are not significantly affected by fluctuations in general insurance premiums.

Financial information relating to our Services Division for the three and six months ended June 30, 2011, and 2010, is as follows (in thousands, except percentages):

	For the three months ended June 30,			For the six months ended June 30,
	2011	2010	% Change	2011	2010	% Change
REVENUES
Core commissions and fees	$16,120	$9,729	65.7%	$31,943	$18,725	70.6%
Profit-sharing contingent commissions	—	—	—%	—	—	—%
Investment income	123	4	NMF %	126	9	NMF %
Other income, net	197	48	310.4%	217	57	280.7%

Total revenues	16,440	9,781	68.1%	32,286	18,791	71.8%

EXPENSES
Employee compensation and benefits	8,570	5,654	51.6%	17,340	11,051	56.9%
Non-cash stock-based compensation	65	21	209.5%	115	43	167.4%
Other operating expenses	2,816	1,655	70.2%	5,692	3,322	71.3%
Amortization	635	161	294.4%	1,272	307	314.3%
Depreciation	147	75	96.0%	279	146	91.1%
Interest	1,479	218	578.4%	2,988	432	591.7%
Change in estimated acquisition earn-out payables	141	40	252.5%	282	67	320.9%

Total expenses	13,853	7,824	77.1%	27,968	15,368	82.0%

Income before income taxes	$2,587	$1,957	32.2%	$4,318	$3,423	26.1%

Net internal growth rate – core commissions and fees	(0.8)%	0.3%		(0.6)%	0.3%
Employee compensation and benefits ratio	52.1%	57.8%		53.7%	58.8%
Other operating expenses ratio	17.1%	16.9%		17.6%	17.7%

Capital expenditures	$209	$155		$504	$211
Total assets at June 30, 2011 and 2010				$146,522	$56,924

The Services Division’s total revenues for the three months ended June 30, 2011, increased 68.1%, or $6.7 million, over the same period in 2010, to $16.4 million, which was almost exclusively due to an acquisition that had no comparable revenues in the same period of 2010. Core commissions and fees revenue reflects a negative internal growth rate of (0.8)% for the second quarter of 2011, primarily due to reduced revenues in our Medicare set-aside services business.

Income before income taxes for the three months ended June 30, 2011, increased 32.2%, or $0.6 million, over the same period in 2010 to $2.6 million, primarily due to a new acquisition.

The Services Division’s total revenues for the six months ended June 30, 2011, increased 71.8%, or $13.5 million, over the same period in 2010, to $32.3 million, which was almost exclusively due to acquisitions that had no comparable revenues in the same period of 2010. Core commissions and fees revenue reflects a negative internal growth rate of (0.6)% for the six months ended June 30, 2011, primarily due to net lost business at our Medicare set-aside services business.

Income before income taxes for the six months ended June 30, 2011 increased 26.1%, or $0.9 million, from the same period in 2010 to $4.3 million, primarily due to new acquisitions.

Other

As discussed in Note 11 of the Notes to Condensed Consolidated Financial Statements, the “Other” column in the Segment Information table includes any income and expenses not allocated to reportable segments, and corporate-related items, including the inter-company interest expense charges to reporting segments.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents of $278.9 million at June 30, 2011, reflected an increase of $5.9 million over the $273.0 million balance at December 31, 2010. For the six-month period ended June 30, 2011, $123.6 million of cash was provided from operating activities. Also during this period, $85.6 million of cash was used for acquisitions, $6.5 million was used for additions to fixed assets, $3.0 million was used for acquisition earn-out payments, $1.2 million was used for payments on long-term debt and $22.8 million was used for payment of dividends.

Our ratio of current assets to current liabilities (the “current ratio”) was 1.39 and 1.39 at both June 30, 2011, and December 31, 2010, respectively.

Contractual Cash Obligations

As of June 30, 2011, our contractual cash obligations were as follows:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$251,691	$1,624	$67	$125,000	$125,000
Other long-term liabilities(1)	10,749	5,249	4,208	304	988
Operating leases	99,457	23,364	36,686	24,355	15,052
Interest obligations	63,660	13,564	26,675	12,810	10,611
Unrecognized tax benefits	747	—	747	—	—
Maximum future acquisition earn-out payments(2)	124,335	39,782	75,357	9,196	—

Total contractual cash obligations	$550,639	$83,583	$143,740	$171,665	$151,651

(1)	Includes the current portion of other long-term liabilities.
(2)	Includes $41.9 million of current and non-current estimated earn-out payable resulting from acquisitions consummated after January 1, 2009.

In July 2004, we completed a private placement of $200.0 million of unsecured senior notes (the “Notes”). The $200.0 million is divided into two series: Series A, for $100.0 million due in 2011 and bearing interest at 5.57% per year; and Series B, for $100.0 million due in 2014 and bearing interest at 6.08% per year. We have used the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. As of June 30, 2011, and December 31, 2010, there was an outstanding balance of $200.0 million on the Notes.

On December 22, 2006, we entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). The Purchaser also purchased Notes issued by us in 2004. The Master Agreement provides for a $200.0 million private uncommitted “shelf” facility for the issuance of senior unsecured notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten years, as the parties may determine. The Master Agreement includes various covenants, limitations and events of default similar to the Notes issued in 2004. The initial issuance of notes under the Master Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.66% per year. On February 1, 2008, $25.0 million in Series D Senior Notes due January 15, 2015, with a fixed interest rate of 5.37% per year were issued. As of June 30, 2011, and December 31, 2010, there was an outstanding balance of $50.0 million under the Master Agreement.

On January 21, 2011, we entered into a Confirmation of Acceptance (the “Confirmation”) in connection with the Master Agreement, in which we agreed to issue to the Purchaser and certain of the Purchaser’s affiliates an aggregate of $100.0 million principal amount of unsecured Series E Senior Notes due September 15, 2018, with a fixed interest rate of 4.5% per year. The closing and funding date for the unsecured Series E Senior Notes is identified as September 15, 2011, in order to correspond with the maturity date of the Series A Notes. In accordance with Accounting Standards Codification (“ASC”) Topic 470 – Debt, the Company has classified the related principal balance of the Series A Senior Notes as long-term debt as of June 30, 2011, and December 31, 2010, as the Company has both the intent and ability to refinance the obligation on a long-term basis, as evidenced by the Confirmation.

On June 12, 2008, we entered into an Amended and Restated Revolving Loan Agreement dated as of June 3, 2008 (the “Loan Agreement”), with a national banking institution, amending and restating the existing Revolving Loan Agreement dated September 29, 2003, as amended (the “Revolving Agreement”), in order to increase the lending commitment to $50.0 million (subject to potential increases up to $100.0 million) and to extend the maturity date from December 20, 2011, to June 3, 2013. The Revolving Agreement initially provided for a revolving credit facility in the maximum principal amount of $75.0 million. After a series of amendments that provided covenant exceptions for the Notes issued or to be issued under the Master Agreement and relaxed or deleted certain other covenants, the maximum principal amount was reduced to $20.0 million. The calculation of interest and fees is generally based on our quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization, and non-cash stock-based compensation. Interest is charged at a rate equal to 0.50% to 1.00% above the London Interbank Offering Rate (“LIBOR”) or 1.00% below the base rate, each as more fully defined in the Loan Agreement. Fees include an upfront fee, an availability fee of 0.10% to 0.20%, and a letter of credit usage fee of 0.50% to 1.00%. The Loan Agreement contains various covenants, limitations, and events of default customary for similar facilities for similar borrowers. The 90-day LIBOR was 0.246% and 0.300% as of June 30, 2011, and December 31, 2010, respectively. There were no borrowings against this facility at June 30, 2011, or December 31, 2010. During the three months ended June 30, 2011, the maximum outstanding borrowings under this facility were $50.0 million.

All of these credit agreements require us to maintain certain financial ratios and comply with certain other covenants. We were in compliance with all such covenants as of June 30, 2011, and December 31, 2010.

Neither we nor our subsidiaries have ever incurred off-balance sheet obligations through the use of, or investment in, off-balance sheet derivative financial instruments or structured finance or special purpose entities organized as corporations, partnerships or limited liability companies or trusts.

We believe that our existing cash, cash equivalents, short-term investment portfolio and funds generated from operations, together with our Master Agreement, our Loan Agreement, and our Confirmation described above, will be sufficient to satisfy our normal liquidity needs through at least the next twelve months. Additionally, we believe that funds generated from future operations will be sufficient to satisfy our normal liquidity needs, including the required annual principal payments on our long-term debt for the foreseeable future.

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

Our invested assets are held as cash and cash equivalents, restricted cash and investments, available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit. These investments are subject to interest rate risk and equity price risk. The fair values of our cash and cash equivalents, restricted cash and investments, and certificates of deposit at June 30, 2011, and December 31, 2010, approximated their respective carrying values due to their short-term duration and therefore such market risk is not considered to be material.

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

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

In Item 3 of Part I of the Company’s Annual Report on Form 10-K for its fiscal year ending December 31, 2010, certain information concerning certain legal proceedings and other matters was disclosed. Such information was current as of the date of filing. During the Company’s fiscal quarter ending June 30, 2011, no new legal proceedings, or material developments with respect to existing legal proceedings, occurred which require disclosure in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

There were no material changes in the risk factors previously disclosed in Item 1A, “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this Report:

3.1	Articles of Amendment to Articles of Incorporation (adopted April 24, 2003) (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 2003), and Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 1999).

3.2	Bylaws (incorporated by reference to Exhibit 3b to Form 10-K for the year ended December 31, 2002).

10.1	Performance Cash Incentive Award Agreement between the Registrant and C. Roy Bridges dated May 10, 2011 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2011).

10.2	Amendment to Employment Agreement between the Registrant and C. Roy Bridges dated May 10, 2011 (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2011).

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN & BROWN, INC.

/S/ CORY T. WALKER
Date: August 9, 2011	Cory T. Walker Sr. Vice President, Chief Financial Officer and Treasurer (duly authorized officer, principal financial officer and principal accounting officer)