Form 10-Q
period 2011-09-30
BROWN & BROWN INC
filed 2011-11-09
CIK 79282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares of the Registrant’s common stock, $.10 par value, outstanding as of November 1, 2011, was 143,377,168.

BROWN & BROWN, INC.

Disclosure Regarding Forward-Looking Statements

Brown & Brown, Inc., together with its subsidiaries (collectively, “we,” “Brown & Brown” or the “Company”), make “forward-looking statements” within the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995, as amended, throughout this report and in the documents we incorporate by reference into this report. You can identify these statements by forward-looking words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “plan” and “continue” or similar words. We have based these statements on our current expectations about future events. Although we believe the expectations expressed in the forward-looking statements included in this Form 10-Q and the reports, statements, information and announcements incorporated by reference into this report are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. Many of these factors have previously been identified in filings or statements made by us or on our behalf. Important factors which could cause our actual results to differ materially from the forward-looking statements in this report include the following items, in addition to those matters described in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

•	Projections of revenue, income, losses, cash flows, and capital expenditures;

•	Future prospects;

•	Plans for future operations;

•	Expectations of the economic environment;

•	Material adverse changes in economic conditions in the markets we serve and in the general economy;

•	Future regulatory actions and conditions in the states in which we conduct our business;

•	Competition from others in the insurance agency, wholesale brokerage, insurance programs and service business;

•

The occurrence of adverse economic conditions, an adverse regulatory climate, or a disaster in California, Florida, Georgia, Indiana, Louisiana, Massachusetts, Michigan, New Jersey, New York, Pennsylvania, Texas, Virginia and Washington, because a significant portion of business written by Brown & Brown is for customers located in these states;

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

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share data)	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
REVENUES
Commissions and fees	$257,177	$246,102	$764,612	$737,829
Investment income	317	345	934	1,022
Other income, net	2,907	1,169	3,899	4,703

Total revenues	260,401	247,616	769,445	743,554

EXPENSES
Employee compensation and benefits	126,877	122,001	379,286	365,556
Non-cash stock-based compensation	2,856	1,495	8,338	5,230
Other operating expenses	38,434	31,301	109,489	101,256
Amortization	13,725	12,869	40,790	38,072
Depreciation	3,062	3,116	9,276	9,498
Interest	3,565	3,607	10,780	10,847
Change in estimated acquisition earn-out payables	(810)	193	656	(1,036)

Total expenses	187,709	174,582	558,615	529,423

Income before income taxes	72,692	73,034	210,830	214,131

Income taxes	28,519	28,741	83,329	84,525

Net income	$44,173	$44,293	$127,501	$129,606

Net income per share:
Basic	$0.31	$0.31	$0.89	$0.91

Diluted	$0.30	$0.31	$0.88	$0.90

Weighted average number of shares outstanding:
Basic	138,690	138,093	138,475	137,802

Diluted	140,443	139,507	140,120	139,128

Dividends declared per share	$0.0800	$0.0775	$0.2400	$0.2325

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except per share data)	September 30, 2011	December 31, 2010

ASSETS
Current Assets:
Cash and cash equivalents	$334,497	$272,984
Restricted cash and investments	146,033	123,594
Short-term investments	7,612	7,678
Premiums, commissions and fees receivable	212,051	214,446
Deferred income taxes	8,837	20,076
Other current assets	23,664	14,031

Total current assets	732,694	652,809

Fixed assets, net	59,807	59,713
Goodwill	1,268,957	1,194,827
Amortizable intangible assets, net	481,930	481,900
Other assets	17,915	11,565

Total assets	$2,561,303	$2,400,814

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Premiums payable to insurance companies	$325,996	$311,346
Premium deposits and credits due customers	46,440	28,509
Accounts payable	24,062	33,693
Accrued expenses and other liabilities	90,641	94,947
Current portion of long-term debt	1,142	1,662

Total current liabilities	488,281	470,157

Long-term debt	250,603	250,067

Deferred income taxes, net	167,074	146,482

Other liabilities	38,784	27,764

Shareholders’ Equity:
Common stock, par value $0.10 per share; authorized 280,000 shares; issued and outstanding 143,382 at 2011 and 142,795 at 2010	14,338	14,279
Additional paid-in capital	303,966	286,997
Retained earnings	1,298,256	1,205,061
Accumulated other comprehensive income, net of related income tax effect of $0 at 2011 and $4 at 2010	1	7

Total shareholders’ equity	1,616,561	1,506,344

Total liabilities and shareholders’ equity	$2,561,303	$2,400,814

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended September 30,
(in thousands)	2011	2010

Cash flows from operating activities:
Net income	$127,501	$129,606
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	40,790	38,072
Depreciation	9,276	9,498
Non-cash stock-based compensation	8,338	5,230
Change in estimated acquisition earn-out payables	656	(1,036)
Deferred income taxes	30,927	27,087
Income tax benefit from the issuance of common stock	(228)	—
Net gain on sales of investments, fixed assets and customer accounts	(639)	(1,380)
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Restricted cash and investments (increase)	(22,439)	(6,061)
Premiums, commissions and fees receivable decrease (increase)	5,427	(13,241)
Other assets (increase) decrease	(9,150)	7,399
Premiums payable to insurance companies increase	8,325	15,034
Premium deposits and credits due customers increase	17,669	19,626
Accounts payable (decrease) increase	(5,157)	3,631
Accrued expenses and other liabilities (decrease)	(4,974)	(8,909)
Other liabilities (decrease) increase	(5,099)	1,649

Net cash provided by operating activities	201,223	226,205

Cash flows from investing activities:
Additions to fixed assets	(9,507)	(7,248)
Payments for businesses acquired, net of cash acquired	(99,060)	(119,373)
Proceeds from sales of fixed assets and customer accounts	1,330	1,103
Purchases of investments	(7,908)	(5,499)
Proceeds from sales of investments	8,161	6,049

Net cash used in investing activities	(106,984)	(124,968)

Cash flows from financing activities:
Payments on acquisition earn-outs	(5,267)	—
Proceeds from long-term debt	100,000	—
Payments on long-term debt	(101,843)	(17,851)
Income tax benefit from the issuance of common stock	228	264
Issuances of common stock for employee stock benefit plans	8,633	10,561
Repurchase of stock benefit plan shares for employees to fund tax withholdings	(171)	(1,090)
Cash dividends paid	(34,306)	(33,083)

Net cash used in financing activities	(32,726)	(41,199)

Net increase in cash and cash equivalents	61,513	60,038
Cash and cash equivalents at beginning of period	272,984	197,113

Cash and cash equivalents at end of period	$334,497	$257,151

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

Results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Basic EPS is computed based on the weighted average number of common shares (including participating securities) issued and outstanding during the period. Diluted EPS is computed based on the weighted average of common shares issued and outstanding, plus equivalent shares assuming the exercise of stock options. The dilutive effect of stock options is computed by application of the treasury stock method. For the three and nine months ended September 30, 2010, the impact of outstanding options to purchase 12,000 shares of common stock, in each period, was anti-dilutive; these shares were excluded from the calculation of diluted net income per share. For only the three months ended September 30, 2011, 12,000 shares were anti-dilutive and were excluded from the calculation of diluted net income per share. The following is a reconciliation between basic and diluted weighted average shares outstanding for the three and nine months ended September 30, 2011 and 2010:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share data)	2011	2010	2011	2010

Net income	$44,173	$44,293	$127,501	$129,606

Net income attributable to unvested awarded performance stock	(1,395)	(1,361)	(3,959)	(4,050)

Net income attributable to common shares	$42,778	$42,932	$123,542	$125,556

Weighted average basic number of common shares outstanding	143,212	142,472	142,913	142,247

Less unvested awarded performance stock included in weighted average basic shares outstanding	(4,522)	(4,379)	(4,438)	(4,445)

Weighted average number of common shares outstanding for basic earnings per common share	138,690	138,093	138,475	137,802

Dilutive effect of stock options	1,753	1,414	1,645	1,326

Weighted average number of shares outstanding	140,443	139,507	140,120	139,128

Net income per share:
Basic	$0.31	$0.31	$0.89	$0.91

Diluted	$0.30	$0.31	$0.88	$0.90

NOTE 4· New Accounting Pronouncements

Comprehensive Income — In June 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This authoritative guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholder’s equity. This authoritative guidance is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Except for presentation requirements, the Company does not expect the adoption of this guidance to have a material effect on its Financial Statements.

Goodwill Impairment — In September 2011, the FASB issued authoritative guidance which simplifies goodwill impairment testing by allowing an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. An entity is no longer required to determine the fair value of a reporting unit unless it is more likely than not that the fair value is less than carrying value. The guidance is effective for interim and annual periods beginning after December 15, 2011. Early adoption is permitted. We are evaluating the provisions of this guidance and will apply its provisions by the beginning of the first quarter 2012.

NOTE 5· Business Combinations

Acquisitions in 2011

For the nine months ended September 30, 2011, Brown & Brown acquired the assets and assumed certain liabilities of 29 insurance intermediaries, all of the stock of one insurance intermediary and several books of business (customer accounts). The aggregate purchase price of these acquisitions was $126,462,000, including $100,449,000 of cash payments, the issuance of notes payable of $1,194,000, the assumption of $9,356,000 of liabilities, and $15,463,000 of recorded earn-out payables. All of these acquisitions were acquired primarily to expand Brown & Brown’s core businesses and to attract and hire high-quality individuals. Acquisition purchase prices are typically based on a multiple of average annual operating profit earned over a one- to-three-year period, within a minimum and maximum price range. The recorded purchase prices for all acquisitions consummated after January 1, 2009 include an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations are recorded in the consolidated statement of income when incurred.

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

All of these acquisitions have been accounted for as business combinations and are as follows:

(in thousands)
Name	Business Segment	2011 Date of Acquisition	Cash Paid	Note Payable	Recorded Earn-out Payable	Net Assets Acquired	Maximum Potential Earn-out Payable
Balcos Insurance, Inc.	Retail	January 1	$8,611	$—	$1,595	$10,206	$5,766
Associated Insurance Service, Inc. et al.	Retail	January 1	12,000	—	1,575	13,575	6,000
United Benefit Services Insurance Agency LLC et al.	Retail	February 1	14,559	—	3,199	17,758	9,133
First Horizon Insurance Group, Inc. et al.	Retail	April 30	24,835	—	—	24,835	—
Fitzharris Agency, Inc. et al.	Retail	May 1	6,159	—	888	7,047	3,832
Corporate Benefit Consultants, LLC	Retail	June 1	9,000	—	2,038	11,038	4,520
Other	Various	Various	25,285	1,194	6,168	32,647	12,865

Total			$100,449	$1,194	$15,463	$117,106	$42,116

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition:

(in thousands)	Balcos	AIS	United	FHI	FA	CBC	Other	Total
Cash	$—	$—	$—	$5,170	$—	$—	$—	$5,170
Other current assets	187	252	438	1,415	77	—	879	3,248
Fixed assets	20	100	20	134	60	6	65	405
Goodwill	6,486	9,055	10,501	14,701	7,244	6,965	18,624	73,576
Purchased customer accounts	3,530	4,086	6,787	8,094	3,351	4,046	13,746	43,640
Non-compete agreements	42	92	45	10	21	21	177	408
Other assets	—	—	4	9	—	—	2	15

Total assets acquired	10,265	13,585	17,795	29,533	10,753	11,038	33,493	126,462

Other current liabilities	(59)	(10)	(37)	(3,790)	(3,706)	—	(846)	(8,448)
Deferred income taxes, net	—	—	—	(908)	—	—	—	(908)

Total liabilities assumed	(59)	(10)	(37)	(4,698)	(3,706)	—	(846)	(9,356)

Net assets acquired	$10,206	$13,575	$17,758	$24,835	$7,047	$11,038	$32,647	$117,106

The weighted average useful lives for the above acquired amortizable intangible assets, as of the acquisition date, are as follows: purchased customer accounts, 15.0 years; and non-compete agreements, 5.0 years.

Goodwill of $73,576,000 was assigned to the Retail and National Programs Divisions in the amounts of $71,287,000 and $2,289,000, respectively. Of the total goodwill of $73,576,000, $43,412,000 is currently deductible for income tax purposes and $14,701,000 is non-deductible. The remaining $15,463,000 relates to the earn-out payables and will not be deductible until it is earned and paid.

The results of operations for the acquisitions completed during 2011 have been combined with those of the Company since their respective acquisition dates. The total revenues and income before income taxes from the acquisitions completed through September 30, 2011, included in the Condensed Consolidated Statement of Income for the three months ended September 30, 2011, were $1,471,000 and $894,000, respectively. The total revenues and income before income taxes from the acquisitions completed through September 30, 2011, included in the Condensed Consolidated Statement of Income for the nine months ended September 30, 2011, were $3,026,000 and $1,832,000, respectively. If the acquisitions had occurred as of the beginning of the period, the Company’s estimated results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

(UNAUDITED)	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share data)	2011	2010	2011	2010
Total revenues	$261,015	$260,735	$782,561	$783,433
Income before income taxes	72,933	77,284	215,159	227,040
Net income	44,319	47,501	130,119	137,420

Net income per share:
Basic	$0.31	$0.33	$0.91	$0.97
Diluted	$0.31	$0.33	$0.90	$0.96

Weighted average number of shares outstanding:
Basic	138,690	138,093	138,475	137,802
Diluted	140,443	139,507	140,120	139,128

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

All of these acquisitions have been accounted for as business combinations and are as follows:

(in thousands)
Name	Business Segment	2010 Date of Acquisition	Cash Paid	Note Payable	Recorded Earn-out Payable	Net Assets Acquired	Maximum Potential Earn-out Payable
DiMartino Associates, Inc.	Retail	March 1	$7,047	$—	$3,402	$10,449	$5,637
Stone Insurance Agencies, et al.	Retail	May 1	15,826	—	124	15,950	3,000
Crowe Paradis Holding Company, et al.	Services	September 1	75,000	—	8,665	83,665	15,000
Other	Various	Various	21,790	275	8,766	30,831	18,338

Total			$119,663	$275	$20,957	$140,895	$41,975

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition:

(in thousands)	DiMartino	Stone	Crowe	Other	Total
Cash	$—	$—	$1,000	$—	$1,000
Other current assets	137	517	—	941	1,595
Fixed assets	21	70	500	142	733
Goodwill	6,890	11,128	53,692	18,383	90,093
Purchased customer accounts	3,380	5,172	28,440	11,590	48,582
Noncompete agreements	21	74	33	190	318

Total assets acquired	10,449	16,961	83,665	31,246	142,321

Other current liabilities	—	(1,011)	—	(415)	(1,426)

Total liabilities assumed	—	(1,011)	—	(415)	(1,426)

Net assets acquired	$10,449	$15,950	$83,665	$30,831	$140,895

The weighted average useful lives for the above acquired amortizable intangible assets are as follows: purchased customer accounts, 15.0 years; and noncompete agreements, 5.0 years.

Goodwill of $90,093,000 was assigned to the Retail and Services Divisions in the amounts of $31,004,000 and $59,089,000, respectively. Of the total goodwill of $90,093,000, $69,136,000 is currently deductible for income tax purposes. The remaining $20,957,000 relates to the earn-out payables and will not be deductible until it is earned and paid.

The results of operations for the acquisitions completed during 2010 have been combined with those of the Company since their respective acquisition dates. The total revenues and income before income taxes from the acquisitions completed through September 30, 2010 included in the Condensed Consolidated Statement of Income for the three months ended September 30, 2010 were $8,050,000 and $756,000, respectively. The total revenues and income before income taxes from the acquisitions completed through September 30, 2010 included in the Condensed Consolidated Statement of Income for the nine months ended September 30, 2010 were $14,398,000 and $1,667,000, respectively. If the acquisitions had occurred as of the beginning of the period, the Company’s estimated results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

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

For acquisitions consummated prior to January 1, 2009, additional consideration paid to sellers as a result of purchase price “earn-out” provisions are recorded as adjustments to intangible assets when the contingencies are settled. The net additional consideration paid by the Company in 2011 as a result of these adjustments totaled $4,446,000, all of which was allocated to goodwill. Of the $4,446,000 net additional consideration paid, $3,781,000 was paid in cash and $665,000 was issued as a note payable. The net additional consideration paid by the Company in 2010 as a result of these adjustments totaled $2,709,000, all of which was allocated to goodwill. Of the $2,709,000 net additional consideration paid, $710,000 was paid in cash and $1,999,000 was issued in notes payable.

As of September 30, 2011, the maximum future contingency payments related to all acquisitions totaled $104,386,000, of which $12,098,000 relates to acquisitions consummated prior to January 1, 2009, and $92,288,000 relates to acquisitions consummated subsequent to January 1, 2009.

Accounting Standards Codification (“ASC”) Topic 805 - Business Combinations is the authoritative guidance requiring an acquirer to recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities (with only limited exceptions) upon initially obtaining control of an acquired entity. Additionally, the fair value of contingent consideration arrangements (such as earn-out purchase arrangements) at the acquisition date must be included in the purchase price consideration. As a result, the recorded purchase price for all acquisitions consummated after January 1, 2009 include an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in these earn-out obligations will be recorded in the consolidated statement of income when incurred. Potential earn-out obligations are typically based upon future earnings of the acquired entities, usually between one and three years.

As of September 30, 2011, the fair values of the estimated acquisition earn-out payables were re-evaluated. The resulting net changes, as well as, the interest expense accretion on the estimated acquisition earn-out payables, for the three and nine month periods ended September 30, 2011 and 2010, were as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Change in fair value on estimated acquisition earn-out payables	$(1,286)	$(60)	$(697)	$(1,616)

Interest expense accretion	476	253	1,353	580

Total change in estimated acquisition earn-out payables	$(810)	$193	$656	$(1,036)

As of September 30, 2011, the estimated acquisition earn-out payables equaled $40,461,000, of which $7,365,000 was recorded as accounts payable and $33,096,000 was recorded as other non-current liability.

NOTE 6· Goodwill

Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. Brown & Brown completed its most recent annual assessment as of November 30, 2010, and identified no impairment as a result of the evaluation. Additionally, during the nine months ended September 30, 2011, there have been no indicators of impairment identified which would require management to perform an interim impairment test.

The changes in goodwill for the nine months ended September 30, 2011, are as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Total
Balance as of January 1, 2011	$716,626	$152,601	$257,360	$68,240	$1,194,827
Goodwill of acquired businesses	75,733	2,289	—	—	78,022
Goodwill transferred	(1,771)	—	1,771	—	—
Goodwill disposed of relating to sales of businesses	(3,892)	—	—	—	(3,892)

Balance as of September 30, 2011	$786,696	$154,890	$259,131	$68,240	$1,268,957

NOTE 7· Amortizable Intangible Assets

Amortizable intangible assets at September 30, 2011, and December 31, 2010, consisted of the following:

	September 30, 2011				December 31, 2010
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (years)
Purchased customer accounts	$849,028	$(368,397)	$480,631	14.9	$811,143	$(330,627)	$480,516	14.9
Non-compete agreements	25,205	(23,906)	1,299	7.2	25,181	(23,797)	1,384	7.3

Total	$874,233	$(392,303)	$481,930		$836,324	$(354,424)	$481,900

Amortization expense for other amortizable intangible assets for the years ending December 31, 2011, 2012, 2013, 2014, and 2015, is estimated to be $54,496,000, $54,484,000, $53,584,000, $52,427,000, and $51,094,000, respectively.

NOTE 8· Long-Term Debt

Long-term debt at September 30, 2011, and December 31, 2010, consisted of the following:

(in thousands)	2011	2010
Unsecured senior notes	$250,000	$250,000
Acquisition notes payable	1,745	1,729

Total debt	251,745	251,729
Less current portion	(1,142)	(1,662)

Long-term debt	$250,603	$250,067

In July 2004, the Company completed a private placement of $200.0 million of unsecured senior notes (the “Notes”). The $200.0 million was divided into two series: (1) Series A, which closed on September 15, 2004, for $100.0 million due in 2011 and bearing interest at 5.57% per year; and (2) Series B, which closed on July 15, 2004, for $100.0 million due in 2014 and bearing interest at 6.08% per year. Brown & Brown has used the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. On September 15, 2011, the $100.0 million of Series A Notes were redeemed on their normal maturity date. As of September 30, 2011, and December 31, 2010, there was an outstanding balance on the Notes of $100.0 million and $200.0 million, respectively.

On December 22, 2006, the Company entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). On September 30, 2009, the Company and the Purchaser amended the Master Agreement to extend the term of the agreement until September 30, 2012. The Purchaser also purchased Notes issued by the Company in 2004. The Master Agreement provides for a $200.0 million private uncommitted “shelf” facility for the issuance of senior unsecured notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten years, as the parties may determine. The Master Agreement includes various covenants, limitations and events of default similar to the Notes issued in 2004. The initial issuance of notes under the Master Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.66% per year. On February 1, 2008, $25.0 million in Series D Senior Notes due January 15, 2015, with a fixed interest rate of 5.37% per year, were issued. On September 15, 2011, $100.0 million in Series E Senior Notes due September 15, 2018, with a fixed interest rate of 4.50% per year, were issued. The Series E Senior Notes were issued for the sole purpose to retire the Series A Senior Notes. As of September 30, 2011, and December 31, 2010, there was an outstanding balance under the Master Agreement of $150.0 million and $50.0 million, respectively.

As a result of the Company entering into a Confirmation of Acceptance on January 21, 2011 (the “Confirmation”) in connection with the Master Agreement, the Company issued to the Purchaser and certain of the Purchaser’s affiliates on September 15, 2011 an aggregate of $100.0 million principal amount of unsecured Series E Senior Notes due September 15, 2018, with a fixed interest rate of 4.5% per year. In accordance with ASC Topic 470 – Debt, the Company classified the related principal balance of the Series A Senior Notes as long-term debt as of December 31, 2010, as the Company had both the intent and ability to refinance the obligation on a long-term basis, as evidenced by the Confirmation.

On June 12, 2008, the Company entered into an Amended and Restated Revolving Loan Agreement dated as of June 3, 2008 (the “Loan Agreement”), with a national banking institution, amending and restating the existing Revolving Loan Agreement dated September 29, 2003, as amended (the “Revolving Agreement”), to increase the lending commitment to $50.0 million (subject to potential increases up to $100.0 million) and to extend the maturity date from December 20, 2011, to June 3, 2013. The calculation of interest and fees is generally based on the Company’s quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization, and non-cash stock-based compensation. Interest is charged at a rate equal to 0.50% to 1.00% above the London Interbank Offering Rate (“LIBOR”) or 1.00% below the base rate, each as more fully defined in the Loan Agreement. Fees include an upfront fee, an availability fee of 0.10% to 0.20%, and a letter of credit usage fee of 0.50% to 1.00%. The Loan Agreement contains various covenants, limitations, and events of default customary for similar facilities for similar borrowers. The 90-day LIBOR was 0.374% and 0.300% as of September 30, 2011, and December 31, 2010, respectively. There were no borrowings against this facility at September 30, 2011, or December 31, 2010.

All of these credit agreements require Brown & Brown to maintain certain financial ratios and comply with certain other covenants. Brown & Brown was in compliance with all such covenants as of September 30, 2011, and December 31, 2010.

Acquisition notes payable represent debt incurred to sellers of certain insurance operations acquired by the Company. These notes and future contingent payments are payable in monthly, quarterly and annual installments through July 2013, including interest at stated rates ranging from 0.0% to 4.0%.

NOTE 9· Supplemental Disclosures of Cash Flow Information and Non-Cash Financing and Investing Activities

	For the nine months ended September 30,
(in thousands)	2011	2010
Cash paid during the period for:
Interest	$13,379	$10,858
Income taxes	$51,949	$47,488

Brown & Brown’s significant non-cash investing and financing activities are summarized as follows:

	For the nine months ended September 30,
(in thousands)	2011	2010
Notes payable issued or assumed for purchased customer accounts	$1,859	$2,274
Estimated acquisition earn-out payables and related changes	$15,463	$20,957
Notes receivable on the sale of fixed assets and customer accounts	$6,710	$1,204

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

Brown & Brown conducts all of its operations within the United States of America, except for one wholesale brokerage operation based in London, England. Our London operation earned $2.1 million and $2.2 million of total revenues for the three months ended September 30, 2011 and 2010, respectively. This operation earned $7.2 million and $8.1 million of total revenues for the nine months ended September 30, 2011 and 2010, respectively.

The following table shows summarized financial information concerning Brown & Brown’s reportable segments for the three months ended September 30, 2011, and 2010. The “Other” column includes any income and expenses not allocated to reportable segments and corporate-related items, including the inter-company interest expense charge to the reporting segment. Additionally, the net credit balance of “Total assets” in the “Other” column primarily reflects the assets transferred from the Company’s business segments to the corporate unit in order to fund acquisitions, and of which, are eliminated in consolidation.

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
	For the three months ended September 30, 2011
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$151,714	$49,850	$40,414	$17,229	$1,194	$260,401
Investment income	$28	$—	$9	$1	$279	$317
Amortization	$8,390	$2,146	$2,545	$634	$10	$13,725
Depreciation	$1,262	$708	$627	$155	$310	$3,062
Interest	$6,825	$376	$1,687	$1,404	$(6,727)	$3,565
Income before income taxes	$36,662	$21,484	$8,453	$842	$5,251	$72,692
Total assets	$2,086,900	$734,042	$648,250	$148,752	$(1,056,641)	$2,561,303
Capital expenditures	$1,943	$404	$225	$92	$330	$2,994

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
	For the three months ended September 30, 2010
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$144,083	$49,894	$40,707	$11,659	$1,273	$247,616
Investment income	$28	$—	$10	$3	$304	$345
Amortization	$7,690	$2,304	$2,545	$320	$10	$12,869
Depreciation	$1,316	$761	$656	$87	$296	$3,116
Interest	$6,578	$763	$2,597	$643	$(6,974)	$3,607
Income before income taxes	$34,021	$20,921	$7,272	$1,952	$8,868	$73,034
Total assets	$1,856,330	$729,660	$625,175	$142,451	$(965,805)	$2,387,811
Capital expenditures	$1,224	$400	$507	$86	$67	$2,284

The following table shows summarized financial information concerning Brown & Brown’s reportable segments for the nine months ended September 30, 2011 and 2010. The “Other” column includes any income and expenses not allocated to reportable segments and corporate-related items, including the inter-company interest expense charge to the reporting segment. Additionally, the net credit balance of “Total assets” in the “Other” column primarily reflects the assets transferred from the Company’s business segments to the corporate unit in order to fund acquisitions, and of which, are eliminated in consolidation.

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
	For the nine months ended September 30, 2011
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$462,629	$133,611	$122,266	$49,515	$1,424	$769,445
Investment income	$72	$—	$26	$127	$709	$934
Amortization	$24,830	$6,405	$7,620	$1,906	$29	$40,790
Depreciation	$3,758	$2,259	$1,919	$434	$906	$9,276
Interest	$20,538	$1,374	$5,564	$4,392	$(21,088)	$10,780
Income before income taxes	$108,212	$50,220	$25,041	$5,160	$22,197	$210,830
Total assets	$2,086,900	$734,042	$648,250	$148,752	$(1,056,641)	$2,561,303
Capital expenditures	$5,059	$1,162	$1,816	$596	$874	$9,507

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
	For the nine months ended September 30, 2010
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$440,514	$143,197	$125,680	$30,450	$3,713	$743,554
Investment income	$145	$1	$21	$12	$843	$1,022
Amortization	$22,848	$6,912	$7,656	$627	$29	$38,072
Depreciation	$4,050	$2,270	$2,047	$233	$898	$9,498
Interest	$20,265	$2,595	$8,275	$1,075	$(21,363)	$10,847
Income before income taxes	$103,958	$57,761	$22,944	$5,375	$24,093	$214,131
Total assets	$1,856,330	$729,660	$625,175	$142,451	$(965,805)	$2,387,811
Capital expenditures	$2,974	$1,932	$1,461	$297	$584	$7,248

NOTE 12· Subsequent Events

On October 19, 2011, the Company’s Board of Directors authorized the repurchase of up to $100 million worth of shares of our common stock during the following twelve month period. As of November 9, 2011, no shares have been repurchased.

Additionally, from October 1, 2011 through November 9, 2011, Brown & Brown acquired the assets and assumed certain liabilities of two insurance intermediaries and an operation that provides property tax services, primarily to financial institutions. The aggregate minimum purchase price of these acquisitions was approximately $57.6 million, all of which will be paid in cash. The potential aggregate maximum purchase price of these acquisitions over a three-year earn-out period is $86.4 million. The insurance intermediaries were acquired primarily to expand Brown & Brown’s core retail business. The property tax service operation was acquired to create a new program within our National Programs division and to provide synergistic servicing capabilities with certain of the Company’s other National Programs operations.

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

We foster a strong, decentralized sales culture with a goal of consistent, sustained growth over the long term. As of September 2011, our senior leadership group included twelve officers with regional responsibility for oversight of designated operations within the Company.

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

The past four years have posed significant challenges for us and for our industry in the form of a prevailing decline in insurance premium rates, commonly referred to as a “soft market;” increased significant governmental involvement in the Florida insurance marketplace since 2007, resulting in a substantial loss of revenue for us; and, beginning in the second half of 2008 and through the third quarter of 2011, increased pressure on the values of insurable exposure units as the consequence of the general weakening of the economy in the United States.

Since the first quarter of 2007 and through the third quarter of 2011, we have experienced negative internal revenue growth each quarter. This was due primarily to the “soft market,” and, beginning in the second half of 2008 and, through the third quarter of 2011, the decline in insurable exposure units, which further reduced our commissions and fees revenue. Part of the decline in 2007 was the result of the increased governmental involvement in the Florida insurance marketplace, as described below in “The Florida Insurance Overview.”

While insurance premium rates continued to decline for most lines of coverage during 2010 and into 2011, the rate of decline appeared to be slowing. In 2009 and 2010, continued declining exposure units had a greater negative impact on our commissions and fees revenue than declining insurance premium rates. Although we do not anticipate any significant changes to the insurance premium rates during 2011, there appears to be a very gradual improvement in the rate of decline of exposure units which we expect will continue during the remaining three months of 2011.

We also earn “profit-sharing contingent commissions,” which are profit-sharing commissions based primarily on underwriting results, but may also reflect considerations for volume, growth and/or retention. These commissions are primarily received in the first and second quarters of each year, based on the aforementioned considerations for the prior year(s). Over the last three years, profit-sharing contingent commissions have averaged approximately 5.6% of the previous year’s total commissions and fees revenue. Profit-sharing contingent commissions are typically included in our total commissions and fees in the Consolidated Statements of Income in the year received. The term “core commissions and fees” excludes profit-sharing contingent commissions and therefore represents the revenues earned directly from specific insurance policies sold, and specific fee-based services rendered. In recent years, five national insurance companies have replaced the loss-ratio based profit-sharing contingent commission calculation with a guaranteed fixed-base methodology, referred to as “Guaranteed Supplemental Commissions” (“GSCs”). Since GSCs are not subject to the uncertainty of loss ratios, they are accrued throughout the year based on actual premiums written. For the twelve-month period ended December 31, 2010, we earned $13.4 million from GSCs, most of which was collected in the first quarter of 2011. For the three-month periods ended September 30, 2011 and 2010, we earned $3.5 million and $3.7 million, respectively, from GSCs. For the nine- month periods ended September 30, 2011 and 2010, we earned $9.6 million and $10.4 million, respectively, from GSCs.

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

In August 2002, the Florida Legislature created Citizens to be the “insurer of last resort” in Florida for property insurance. Initially, Citizens charged insurance rates that were higher than those generally prevailing in the private insurance marketplace. In each of 2004 and 2005, four major hurricanes made landfall in Florida. As a result of the ensuing significant insurance property losses, Florida property insurance rates increased in 2006. To counter the higher property insurance rates, the State of Florida instructed Citizens to significantly reduce its property insurance rates beginning in January 2007. By state law, Citizens guaranteed these rates through January 1, 2010. As a result, Citizens became one of the most, if not the most, competitive risk-bearers for a large percentage of Florida’s commercial habitational coastal property exposures, such as condominiums, apartments, and certain assisted living facilities. Additionally, Citizens became the only insurance company in the marketplace to offer certain homeowner policies throughout Florida. Today, Citizens is one of the largest underwriters of coastal property exposures in Florida. Effective January 1, 2010, Citizens raised its insurance rates, on average, 10% for properties with values of less than $10 million, and more than 10% for properties with values in excess of $10 million. For 2011, as expected, Citizens again raised its insurance rates, on average, 10% for properties with values of less than $10 million. However, for properties with values in excess of $10 million, Citizens chose to maintain the 2010 rate structure which will make Citizens more competitive in the last three months of 2011.

In 2007, Citizens became the principal direct competitor of the insurance companies that underwrite the condominium program administered by one of our indirect subsidiaries, Florida Intracoastal Underwriters, Limited Company (“FIU”), and the excess and surplus lines insurers represented by our wholesale brokers such as Hull & Company, Inc., another of our subsidiaries. Consequently, these operations lost significant amounts of revenue to Citizens. From 2008 through the first nine months of 2011, Citizens’ impact was not as dramatic as it had been in 2007; FIU’s core revenues decreased 9.2% in this period. Citizens continued to be competitive against the excess and surplus lines insurers, and therefore Citizens negatively affected the revenues of our Florida-based wholesale brokerage operations, such as Hull & Company, Inc., from 2007 through the first nine months of 2011, although the impact is decreasing from year to year.

Citizens’ impact on our Florida Retail Division was less severe than on our National Programs and Wholesale Brokerage Divisions because our retail offices have the ability to place business with Citizens, although at slightly lower commission rates and with greater difficulty than is the case with other insurance companies.

Company Overview — Third Quarter of 2011

For 19 consecutive quarters, we experienced negative internal growth in our commissions and fees revenue as a result of the general weakness of the economy since the second half of 2008 and the continuing “soft market.” Our total commissions and fees revenue, excluding the effect of recent acquisitions, profit-sharing contingencies and sales of books of business over the last three months decreased by $5.7 million, reflecting a negative internal growth rate of (2.4)%. However, including the revenues from new acquisitions, total revenues in the three-month period ended September 30, 2011 increased 5.2% over the same period in 2010.

Income before income taxes in the three-month period ended September 30, 2011, decreased from the same period in 2010 by 0.5%, or $0.3 million, to $72.7 million. The $0.3 million net decrease resulted from the following factors: (i) a $1.8 million increase related to the operations of the new acquisitions that were stand-alone offices; and (ii) a $2.1 million decrease from those offices that existed in the same three-month periods ended September 30, 2011 and 2010 (including the new acquisitions that “folded in” to those offices). The $2.1 million decrease resulted primarily from the following factors: (i) a $2.3 million reduction in total revenues; (ii) a $3.1 million credit in the change in estimated acquisition earn-out payables; and (iii) $2.9 million increase in other costs, of which, $2.6 million relates to a legal claim first raised in 1996 that we vigorously defended for 15 years until exhausting all appellate avenues for review.

Acquisitions

It is estimated that approximately 37,500 independent insurance agencies are operating currently in the United States. Part of our continuing business strategy is to attract high-quality insurance intermediaries to join our operations. From 1993 through the third quarter of 2011, we acquired 412 insurance intermediary operations, excluding acquired books of business (customer accounts). The economic outlook for the first nine months of 2011 was a slight improvement over the same period in 2010, which in turn was an improvement over 2009. As a result, certain sellers viewed 2011 as a better time in which to join our organization and, consequently, we have been able to close a greater number of acquisitions this year than in 2010. A summary of our acquisitions for the nine months ended September 30, 2011 and 2010 is as follows (in millions, except for number of acquisitions):

	Number of Acquisitions		Estimated Annual Revenues	Cash Paid	Notes Issued	Liabilities Assumed	Recorded Earn-out Payable	Aggregate Purchase Price
For the nine months ended September 30:	Asset	Stock
2011	29	1	$52.8	$100.4	$1.2	$9.4	$15.5	$126.5
2010	18	—	$51.5	$119.7	$0.3	$1.4	$20.9	$142.3

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

We believe that of our significant accounting and reporting policies, the more critical policies include our accounting for revenue recognition, business acquisitions and purchase price allocations, goodwill and intangible asset impairments, stock-based compensation, and reserves for litigation. In particular, the accounting for these areas requires significant judgments to be made by management. Different assumptions in the application of these policies could result in material changes in our consolidated financial position or consolidated results of operations. Refer to Note 1 in the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2010, on file with the Securities and Exchange Commission (“SEC”) for details regarding our critical and significant accounting policies.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes.

Financial information relating to our Consolidated Financial Results for the three and nine months ended September 30, 2011 and 2010 is as follows (in thousands, except percentages):

	For the three months ended September 30,			For the nine months ended September 30,
	2011	2010	% Change	2011	2010	% Change
REVENUES
Core commissions and fees	$249,944	$236,435	5.7%	$726,224	$689,482	5.3%
Profit-sharing contingent commissions	7,233	9,667	(25.2)%	38,388	48,347	(20.6)%
Investment income	317	345	(8.1)%	934	1,022	(8.6)%
Other income, net	2,907	1,169	148.7%	3,899	4,703	(17.1)%

Total revenues	260,401	247,616	5.2%	769,445	743,554	3.5%

EXPENSES
Employee compensation and benefits	126,877	122,001	4.0%	379,286	365,556	3.8%
Non-cash stock-based compensation	2,856	1,495	91.0%	8,338	5,230	59.4%
Other operating expenses	38,434	31,301	22.8%	109,489	101,256	8.1%
Amortization	13,725	12,869	6.7%	40,790	38,072	7.1%
Depreciation	3,062	3,116	(1.7)%	9,276	9,498	(2.3)%
Interest	3,565	3,607	(1.2)%	10,780	10,847	(0.6)%
Change in estimated acquisition earn-out payables	(810)	193	(519.7)%	656	(1,036)	(163.3)%

Total expenses	187,709	174,582	7.5%	558,615	529,423	5.5%

Income before income taxes	72,692	73,034	(0.5)%	210,830	214,131	(1.5)%

Income taxes	28,519	28,741	(0.8)%	83,329	84,525	(1.4)%

NET INCOME	$44,173	$44,293	(0.3)%	$127,501	$129,606	(1.6)%

Net internal growth rate – core commissions and fees	(2.4)%	(2.6)%		(3.2)%	(5.1)%
Employee compensation and benefits ratio	48.7%	49.3%		49.3%	49.2%
Other operating expenses ratio	14.8%	12.6%		14.2%	13.6%

Capital expenditures	$2,994	$2,284		$9,507	$7,248
Total assets at September 30, 2011 and 2010				$2,561,303	$2,387,811

Commissions and Fees

Commissions and fees, including profit-sharing contingent commissions, for the third quarter of 2011 increased $11.1 million, or 4.5%, over the same period in 2010. Profit-sharing contingent commissions for the third quarter of 2011 decreased $2.4 million or 25.2%, from the third quarter of 2010, to $7.2 million. Core commissions and fees are our commissions and fees, less (i) profit-sharing contingent commissions and (ii) divested business (commissions and fees generated from offices, books of business or niches sold or terminated). Core commissions and fees revenue for the third quarter of 2011 increased $13.5 million, of which approximately $20.5 million of the total increase represented core commissions and fees from acquisitions that had no comparable operations in the same period of 2010. After divested business of $1.3 million, the remaining net decrease of $5.7 million represented net lost business, which reflects a (2.4%) internal growth rate for core commissions and fees. Excluding the decrease in the core commissions and fees at Proctor Financial, Inc., our subsidiary which provides lender placed insurance (“Proctor”), our internal revenue growth rate for the third quarter of 2011 is (2.1)%, an improvement over the (3.5)% internal growth rate, excluding Proctor, in the third quarter of 2010.

Commissions and fees, including profit-sharing contingent commissions, for the nine months ended September 30, 2011, increased $26.8 million, or 3.6%, over the same period in 2010. For the nine months ended September 30, 2011, profit-sharing contingent commissions decreased $10.0 million from the comparable period in 2010, to $38.4 million. Core commissions and fees revenue for the first nine months of 2011 increased $36.7 million, of which approximately $61.2 million of the total increase represented core commissions and fees from acquisitions that had no comparable operations in the same period of 2010. After divested business of $2.6 million, the remaining net decrease of $21.9 million represented net lost business, which reflects a (3.2)% internal growth rate for core commissions and fees. Excluding the decline in the core commissions and fees at Proctor, our internal revenue growth rate for the first nine months of 2011 is (2.4)%, an improvement over the (4.0)% internal growth rate for the 2010 year.

Investment Income

Investment income for the three months ended September 30, 2011, decreased less than $0.1 million, or 8.1%, from the same period in 2010. Investment income for the nine months ended September 30, 2011, decreased $0.1 million, or 8.6%, from the same period in 2010. These essentially flat changes reflect lower investment yields on higher average invested balances.

Other Income, net

Other Income for the three months ended September 30, 2011, reflected income of $2.9 million, compared with $1.2 million in the same period in 2010. Other Income for the nine months ended September 30, 2011, reflected income of $3.9 million, compared with $4.7 million in the same period in 2010. Other Income consists primarily of gains and losses from the sale and disposition of assets. Although we are not in the business of selling customer accounts, we periodically will sell an office or a book of business (one or more customer accounts) that we believe does not produce reasonable margins or demonstrate a potential for growth, or when doing so is otherwise in the Company’s interest. Of the $1.7 million increase in Other Income for the three months ended September 30, 2011, approximately $0.6 million is due to gains on the sale of assets, with the remaining difference primarily due to a settlement of a lawsuit. Of the $0.8 million decrease in Other Income for the nine months ended September 30, 2011 approximately $0.2 million was due to net gains on the sale of assets with the remaining difference primarily due to a net difference in settlements of lawsuits, in each respective period.

Employee Compensation and Benefits

Employee compensation and benefits for the third quarter of 2011 increased, on a net basis, approximately 4.0%, or $4.9 million, over the same period in 2010. However, within that net increase were $7.3 million of new compensation costs related to new acquisitions that were stand-alone offices. Therefore, employee compensation and benefits from those offices that existed in the same three-month periods ended September 30, 2011, and 2010 (including the new acquisitions that “folded in” to those offices), decreased by $2.4 million. The employee compensation and benefit expense reductions from these offices were primarily related to a reduction in salaries and commission expenses paid to sales producers of $2.3 million. Employee compensation and benefits expense as a percentage of total revenue decreased slightly to 48.7% for the three months ended September 30, 2011, from 49.3% for the three months ended September 30, 2010.

Employee compensation and benefits for the nine months ended September 30, 2011, increased $13.7 million, or 3.8%, over the same period in 2010. However, within that net increase were $20.3 million of new compensation costs related to new acquisitions that were stand-alone offices. Therefore, employee compensation and benefits expense from those offices that existed in the same nine-month periods ended September 30, 2011, and 2010 (including the new acquisitions that “folded in” to those offices), decreased by $6.6 million. The employee compensation and benefits expense reductions from these offices were primarily related to a reduction in salaries and commission expenses paid to sales producers of $6.0 million. Employee compensation and benefits expense as a percentage of total revenue increased slightly to 49.3% for the first nine months of 2011, from 49.2% for the first nine months of 2010.

Non-Cash Stock-Based Compensation

The Company has an employee stock purchase plan, and grants stock options and non-vested stock awards to its employees. Compensation expense for all share-based awards is recognized in the financial statements based upon the grant-date fair value of those awards. Non-cash stock-based compensation expense for the three months ended September 30, 2011, increased $1.4 million, or 91.0%, over the same period in 2010. Non-cash stock-based compensation expense for the nine months ended September 30, 2011, increased $3.1 million, or 59.4%, from the same period in 2010. These increases were the result of new stock grants issued in January 2011, as described below.

Effective January 2011, we issued new grants under our 2010 Stock Incentive Plan (“SIP”) that vest in six to ten years, subject to the achievement of certain performance criteria by grantees, and the achievement of consolidated earnings-per-share (“EPS”) growth at certain levels by the Company, over a five-year measurement period ending December 31, 2015. We estimate that the incremental cost of these new SIP grants in 2011 will be approximately $5.3 million.

Other Operating Expenses

Other operating expenses for the third quarter of 2011 increased $7.1 million, or 22.8%, over the same period in 2010, of which $2.8 million related to acquisitions that joined as stand-alone offices on or after August 1, 2010. Therefore, other operating expenses attributable to those offices that existed in both the three-month periods ended September 30, 2011, and 2010 (including the new acquisitions that “folded in” to those offices), increased by $4.3 million. The $4.3 million net increase in other operating expenses was primarily attributable to the following factors: (i) a $2.6 million payment for a legal claim first raised in 1996 that we vigorously defended for 15 years until exhausting all appellate avenues for review, (ii) a $3.8 million increase in legal costs, of which $2.0 million was due to increased legal activity; in the third quarter of 2010, we received $1.8 million for legal costs that were reimbursed to the Company from an insurance carrier, and (iii) approximately $2.1 million in broad-based reductions, primarily in the areas of occupancy costs, insurance expense, postage, supplies and bad debt expense.

Other operating expenses for the first nine months of 2011 increased $8.2 million, or 8.1%, over the same period in 2010, of which $7.3 million related to acquisitions that joined us as stand-alone offices on or after February 1, 2010. Therefore, other operating expenses from those offices that existed in both the nine-month periods ended September 30, 2011, and 2010 (including the new acquisitions that “folded in” to those offices), increased by $0.9 million. The $0.9 million net increase in other operating expenses was principally attributable to the following factors: (i) a $2.6 million payment for a legal claim first raised in 1996 that we vigorously defended for 15 years until exhausting all appellate avenues for review, (ii) a $2.7 million increase in legal costs, of which $0.9 million was due to increased legal activity; and a $1.8 million proceeds that we received in the third quarter of 2010 for prior legal costs that were reimbursed to the Company from an insurance carrier, and (iii) approximately $4.4 million in broad-based reductions, primarily in the areas of occupancy costs, insurance expense, errors and omissions reserves, postage, supplies and bad debt expense.

Amortization

Amortization expense for the third quarter of 2011 increased $0.9 million, or 6.7%, over the third quarter of 2010. Amortization expense for the nine months ended September 30, 2011, increased $2.7 million, or 7.1%, over the first nine months of 2010. These increases are primarily were to the amortization of additional intangible assets as the result of recent acquisitions.

Depreciation

Depreciation expense for the third quarter of 2011 decreased $0.1 million, or 1.7%, from the third quarter of 2010. Depreciation expense for the nine months ended September 30, 2011, decreased $0.2 million, or 2.3%, from the nine months ended September 30, 2010. These decreases were due primarily to certain fixed assets reaching their fully depreciated levels during 2010.

Interest Expense

Interest expense for the third quarter of 2011 decreased less than $0.1 million, or 1.2%, from the third quarter of 2010. Interest expense for the nine months ended September 30, 2011, decreased $0.1 million, or 0.6%, from the same period in 2010. This decrease was a result of a slight reduction in the average interest rate.

Change in Estimated Acquisition Earn-out Payables

Accounting Standards Codification (“ASC”) Topic 805 - Business Combinations is the authoritative guidance requiring an acquirer to recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities (with only limited exceptions) upon initially obtaining control of an acquired entity. Additionally, the fair value of contingent consideration arrangements (such as earn-out purchase arrangements) at the acquisition date must be included in the purchase price consideration. As a result, the recorded purchase price for all acquisitions consummated after January 1, 2009 include an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in these earn-out obligations will be recorded in the consolidated statement of income when incurred. Potential earn-out obligations are typically based upon future earnings of the acquired entities, usually between one and three years.

The net charge or credit to the Condensed Consolidated Statement of Income for the period is the combination of the net change in the estimated acquisition earn-out payables balance, and the interest expense imputed on the outstanding balance of the estimated acquisition earn-out payables.

As of September 30, 2011, the fair values of the estimated acquisition earn-out payables were re-evaluated. The resulting net changes, as well as, the interest expense accretion on the estimated acquisition earn-out payables, for the three and nine month periods ended September 30, 2011 and 2010, were as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Change in fair value on estimated acquisition earn-out payables	$(1,286)	$(60)	$(697)	$(1,616)

Interest expense accretion	476	253	1,353	580

Total change in estimated acquisition earn-out payables	$(810)	$193	$656	$(1,036)

For the three and nine month periods ended September 30, 2011, and 2010, the fair value of the estimated acquisition earn-out payables were reduced since certain acquisitions were not performing at the level that we had predicted on our original projections.

As of September 30, 2011, the estimated acquisition earn-out payables equaled $40,761,000, of which $7,365,000 was recorded as accounts payable and $33,096,000 was recorded as other non-current liabilities.

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

The internal growth rates for our core commissions and fees for the three months ended September 30, 2011, and 2010, by divisional units are as follows (in thousands, except percentages):

2011	For the three months ended Sept 30,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
	2011	2010
Florida Retail	$34,840	$34,173	$667	2.0%	$1,674	$(1,007)	(2.9)%
National Retail	87,307	80,611	6,696	8.3%	10,227	(3,531)	(4.4)%
Western Retail	26,680	25,028	1,652	6.6%	3,539	(1,887)	(7.5)%

Total Retail(1)	148,827	139,812	9,015	6.4%	15,440	(6,425)	(4.6)%

Professional Programs	11,525	11,675	(150)	(1.3)%	—	(150)	(1.3)%
Special Programs	38,637	37,542	1,095	2.9%	675	420	1.1%

Total National Programs	50,162	49,217	945	1.9%	675	270	0.5%

Wholesale Brokerage	34,505	34,369	136	0.4%	—	136	0.4%
Services	16,450	11,786	4,664	39.6%	4,352	312	2.6%

Total Core Commissions and Fees	$249,944	$235,184	$14,760	6.3%	$20,467	$(5,707)	(2.4)%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Condensed Consolidated Statements of Income for the three months ended September 30, 2011, and 2010, is as follows (in thousands, except percentages):

	For the three months ended September 30,
	2011	2010
Total core commissions and fees	$249,944	$235,184
Profit-sharing contingent commissions	7,233	9,667
Divested business	—	1,251

Total commission & fees	$257,177	$246,102

(1)

The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 11 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

The internal growth rates for our core commissions and fees for the three months ended September 30, 2010, and 2009, by divisional units are as follows (in thousands, except percentages):

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

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Condensed Consolidated Statements of Income for the three months ended September 30, 2010, and 2009, is as follows (in thousands, except percentages):

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

The internal growth rates for our core commissions and fees for the nine months ended September 30, 2011, and 2010, by divisional units are as follows (in thousands, except percentages):

2011	For the nine months ended September 30,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
	2011	2010
Florida Retail	$117,827	$114,686	$3,141	2.7%	$5,560	$(2,419)	(2.1)%
National Retail	252,632	237,294	15,338	6.5%	27,794	(12,456)	(5.2)%
Western Retail	76,329	70,320	6,009	8.5%	9,419	(3,410)	(4.8)%

Total Retail(1)	446,788	422,300	24,488	5.8%	42,773	(18,285)	(4.3)%

Professional Programs	29,887	30,844	(957)	(3.1)%	—	(957)	(3.1)%
Special Programs	90,882	93,911	(3,029)	(3.2)%	766	(3,795)	(4.0)%

Total National Programs	120,769	124,755	(3,986)	(3.2)%	766	(4,752)	(3.8)%

Wholesale Brokerage	110,274	109,390	884	0.8%	—	884	0.8%
Services	48,393	30,511	17,882	58.6%	17,676	206	0.7%

Total Core Commissions and Fees	$726,224	$686,956	$39,268	5.7%	$61,215	$(21,947)	(3.2)%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2011, and 2010, is as follows (in thousands, except percentages):

	For the nine months ended September 30,
	2011	2010
Total core commissions and fees	$726,224	$686,956
Profit-sharing contingent commissions	38,388	48,347
Divested business	—	2,526

Total commission & fees	$764,612	$737,829

(1)

The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 11 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

The internal growth rates for our core commissions and fees for the nine months ended September 30, 2010, and 2009, by divisional units are as follows (in thousands, except percentages):

2010	For the nine months ended September 30,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
	2010	2009
Florida Retail	$113,731	$118,914	$(5,183)	(4.4)%	$57	$(5,240)	(4.4)%
National Retail	239,741	236,934	2,807	1.2%	10,307	(7,500)	(3.2)%
Western Retail	71,501	75,655	(4,154)	(5.5)%	4,069	(8,223)	(10.9)%

Total Retail(1)	424,973	431,503	(6,530)	(1.5)%	14,433	(20,963)	(4.9)%

Professional Programs	30,844	33,095	(2,251)	(6.8)%	—	(2,251)	(6.8)%
Special Programs	93,982	103,287	(9,305)	(9.0)%	740	(10,045)	(9.7)%

Total National Programs	124,826	136,382	(11,556)	(8.5)%	740	(12,296)	(9.0)%

Wholesale Brokerage	109,322	110,680	(1,358)	(1.2)%	1,035	(2,393)	(2.2)%
Services	30,361	24,640	5,721	23.2%	5,729	(8)	0.0%

Total Core Commissions and Fees	$689,482	$703,205	$(13,723)	(2.0)%	$21,937	$(35,660)	(5.1)%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2010, and 2009, is as follows (in thousands, except percentages):

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

Financial information relating to Brown & Brown’s Retail Division for the three and nine months ended September 30, 2011, and 2010 is as follows (in thousands, except percentages):

	For the three months ended September 30,			For the nine months ended September 30,
	2011	2010	% Change	2011	2010	% Change
REVENUES
Core commissions and fees	$149,278	$141,179	5.7%	$447,525	$424,197	5.5%
Profit-sharing contingent commissions	2,203	2,832	(22.2)%	14,363	14,951	(3.9)%
Investment income	28	28	—%	72	145	(50.3)%
Other income, net	205	44	365.9%	669	1,221	(45.2)%

Total revenues	151,714	144,083	5.3%	462,629	440,514	5.0%

EXPENSES
Employee compensation and benefits	75,118	71,655	4.8%	228,146	217,889	4.7%
Non-cash stock-based compensation	1,455	871	67.0%	4,598	2,647	73.7%
Other operating expenses	24,952	21,850	14.2%	74,921	70,087	6.9%
Amortization	8,390	7,690	9.1%	24,830	22,848	8.7%
Depreciation	1,262	1,316	(4.1)%	3,758	4,050	(7.2)%
Interest	6,825	6,578	3.8%	20,538	20,265	1.3%
Change in estimated acquisition earn-out payables	(2,950)	102	NMF %	(2,374)	(1,230)	93.0%

Total expenses	115,052	110,062	4.5%	354,417	336,556	5.3%

Income before income taxes	$36,662	$34,021	7.8%	$108,212	$103,958	4.1%

Net internal growth rate – core commissions and fees	(4.6)%	(5.0)%		(4.3)%	(4.9)%
Employee compensation and benefits ratio	49.5%	49.7%		49.3%	49.5%
Other operating expenses ratio	16.4%	15.2%		16.2%	15.9%

Capital expenditures	$1,943	$1,224		$5,059	$2,974
Total assets at September 30, 2011 and 2010				$2,086,900	$1,856,330

“NMF” – Not a Meaningful Figure

The Retail Division’s total revenues during the three months ended September 30, 2011 increased 5.3%, or $7.6 million, over the same period in 2010, to $151.7 million. Profit-sharing contingent commissions for the third quarter of 2011 decreased $0.6 million, or 22.2%, from the third quarter of 2010. The $8.1 million net increase in commissions and fees revenue resulted from the following factors: (i) an increase of approximately $15.4 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2010; (ii) a decrease of $0.9 million related to commissions and fees revenue recorded in the third quarter of 2010 from business divested during 2011; and (iii) a decrease of $6.4 million primarily related to net lost business. The Retail Division’s negative internal growth rate for core commissions and fees revenue was (4.6)% for the third quarter of 2011, and was driven by lower property insurance rates and reduced insurable exposure units in most areas of the United States, and by lost business in certain offices.

Income before income taxes for the three months ended September 30, 2011 increased 7.8%, or $2.6 million, over the same period in 2010, to $36.7 million. Even though total net lost business was $6.4 million, employee compensation and benefits and other operating expenses were reduced by $2.1 million in those offices that existed in both the three-month periods ended September 30, 2011, and 2010 (including the smaller acquisitions that “folded in” to those offices). Employee compensation and benefits expenses in those offices were reduced $2.0 million, primarily due to lower salaries and producer commissions. Other operating expenses in those offices were also reduced by $0.1 million, due to broad-based expense reductions in areas such as occupancy cost, postage, insurance costs and bad debt expense. However, substantially offsetting these cost savings in other operating expenses were increased legal fees as a result of increased legal activity during the third quarter of 2011. Partially offsetting these net declines in income before income taxes were earnings from recent acquisitions. Additionally, there was a $3.0 million credit to pre-tax income resulting from a change in estimated acquisition earn-out payables which effectively accounted for most of the quarterly increase in income before income taxes for the three months ended September 30, 2011.

The Retail Division’s total revenues during the nine months ended September 30, 2011 increased 5.0%, or $22.1 million, over the same period in 2010, to $462.6 million. Profit-sharing contingent commissions for the nine months ended September 30, 2011 decreased $0.6 million, or 3.9%, from the same period in 2010. The $23.3 million net increase in commissions and fees revenue resulted from the following factors: (i) an increase of approximately $42.8 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2010; (ii) a decrease of $1.2 million related to commissions and fees revenue recorded in the nine months of 2010 from business divested during 2011; and (iii) the remaining net decrease of $18.3 million was primarily related to net lost business. The Retail Division’s negative internal growth rate for core commissions and fees revenue was (4.3)% for the first nine months of 2011, and was driven by lower insurance property rates and reduced insurable exposure units in most areas of the United States and by lost business in certain offices.

Income before income taxes for the nine months ended September 30, 2011 increased 4.1%, or $4.3 million, over the same period in 2010, to $108.2 million. Even though total net lost business was down $18.3 million, employee compensation and benefits and other operating expenses were reduced by $3.4 million in those offices that existed in both the three-month periods ended September 30, 2011, and 2010 (including the smaller acquisitions that “folded in” to those offices). Employee compensation and benefits expenses in those offices were reduced $1.1 million, primarily due to lower salaries and producer commissions. Other operating expenses in those offices were also reduced by $2.3 million due to broad-based expense reductions in areas such as occupancy cost, supplies, postage, insurance costs and bad debt expense. More than offsetting these net declines in income before income taxes were the earnings from the recent acquisitions. Additionally, there was a $2.4 million credit to pre-tax income resulting from a change in estimated acquisition earn-out payables, which accounted for approximately a quarter of the increase in income before income taxes for the nine months ended September 30, 2011.

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

Financial information relating to our National Programs Division for the three and nine months ended September 30, 2011, and 2010, is as follows (in thousands, except percentages):

	For the three months ended September 30,			For the nine months ended September 30,
	2011	2010	% Change	2011	2010	% Change
REVENUES
Core commissions and fees	$50,162	$49,230	1.9%	$120,769	$124,826	(3.3)%
Profit-sharing contingent commissions	(331)	450	(173.6)%	12,788	18,107	(29.4)%
Investment income	—	—	—%	—	1	(100.0)%
Other income, net	19	214	(91.1)%	54	263	(79.5)%

Total revenues	49,850	49,894	(0.1)%	133,611	143,197	(6.7)%

EXPENSES
Employee compensation and benefits	18,879	18,429	2.4%	53,918	54,474	(1.0)%
Non-cash stock-based compensation	362	202	79.2%	1,097	611	79.5%
Other operating expenses	6,435	6,508	(1.1)%	18,858	18,558	1.6%
Amortization	2,146	2,304	(6.9)%	6,405	6,912	(7.3)%
Depreciation	708	761	(7.0)%	2,259	2,270	(0.5)%
Interest	376	763	(50.7)%	1,374	2,595	(47.1)%
Change in estimated acquisition earn-out payables	(540)	6	NMF %	(520)	16	NMF %

Total expenses	28,366	28,973	(2.1)%	83,391	85,436	(2.4)%

Income before income taxes	$21,484	$20,921	2.7%	$50,220	$57,761	(13.1)%

Net internal growth rate – core commissions and fees	0.5%	4.3%		(3.8)%	(9.0)%
Employee compensation and benefits ratio	37.9%	36.9%		40.4%	38.0%
Other operating expenses ratio	12.9%	13.0%		14.1%	13.0%

Capital expenditures	$404	$400		$1,162	$1,932
Total assets at September 30, 2011 and 2010				$734,042	$729,660

“NMF” – Not a Meaningful Figure

Total revenues for National Programs for the three months ended September 30, 2011 decreased 0.1%, or less than $0.1 million, from the same period in 2010, to $49.9 million. Profit-sharing contingent commissions for the third quarter of 2011 decreased $0.8 million from the third quarter of 2010. The $0.9 million net increase in commissions and fees revenue resulted from the following factors: (i) an increase of approximately $0.7 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2010; (ii) a decrease of $0.1 million related to commissions and fees revenue recorded in the third quarter of 2010 from business divested during 2011; and (iii) the remaining net increase of $0.3 million is primarily related to net new business. The National Programs Division’s internal growth rate for core commissions and fees revenue was 0.5% for the three months ended September 30, 2011. Of the $0.3 million of net new business, $0.7 million was from net new business from our public entity business and another $0.7 million related to commissions recorded in the third quarter of 2011, but which comparable prior year commissions were recorded in the second quarter of 2010. Partially offsetting this net new business was $0.9 million net revenue reductions at Proctor. It is expected that Proctor’s commissions and fees revenue for the fourth quarter of 2011 will be $0.5 million to $1.0 million greater than the fourth quarter of 2010.

Income before income taxes for the three months ended September 30, 2011 increased 2.7%, or $0.6 million, over the same period in 2010, to $21.5 million. This increase is primarily due to a $0.5 million credit recorded for the change in estimated acquisition earn-out payable, and a $0.4 million reduction in the inter-company interest expense, but partially offset by a $0.3 million increase in profit center bonus expense.

Total revenues for National Programs for the nine months ended September 30, 2011 decreased 6.7%, or $9.6 million, from the same period in 2010, to $133.6 million. Profit-sharing contingent commissions for the nine months ended September 30, 2011, decreased $5.3 million from the same period of 2010, of which $4.6 million of that decrease related to Proctor. Proctor’s decreased profit-sharing contingent commissions were the direct result of the net lost business. Of the $4.1 million net decrease in commissions and fees for National Programs: (i) an increase of approximately $0.8 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2010; (ii) a decrease of $0.1 million related to commissions and fees revenue recorded in 2010 from business divested during 2011, and (iii) the remaining net decrease of $4.8 million is primarily related to net lost business. Therefore, the National Programs Division’s negative internal growth rate for core commissions and fees revenue was (3.8)% for the nine months ended September 30, 2011. Of the $4.8 million of net lost business, $6.2 million related to Proctor, $1.0 million related to our Cal-Surance operation (which offers professional liability programs designed for insurance agents, financial advisors, registered representatives, securities broker-dealers, benefit administrators, real estate brokers and real estate title agents), and $0.9 million related to our FIU operation, but partially offset by $2.9 million net business growth in our public entity business and $0.4 million net business growth in our other programs.

Income before income taxes for the nine months ended September 30, 2011 decreased 13.1%, or $7.5 million, from the same period in 2010, to $50.2 million. This decrease is primarily due to a net decrease in income before income taxes at Proctor, but partially offset by a $0.5 million credit recorded for the change in estimated acquisition earn-out payable, and a $1.2 million reduction in the inter-company interest expense.

Wholesale Brokerage Division

The Wholesale Brokerage Division markets and sells excess and surplus commercial and personal lines insurance and reinsurance, primarily through independent agents and brokers. Like the Retail and National Programs Divisions, the Wholesale Brokerage Division’s revenues are primarily commission-based.

Financial information relating to our Wholesale Brokerage Division for the three and nine months ended September 30, 2011 and 2010 is as follows (in thousands, except percentages):

	For the three months ended September 30,			For the nine months ended September 30,
	2011	2010	% Change	2011	2010	% Change
REVENUES
Core commissions and fees	$34,505	$34,135	1.1%	$110,274	$109,322	0.9%
Profit-sharing contingent commissions	5,361	6,385	(16.0)%	11,237	15,289	(26.5)%
Investment income	9	10	(10.0)%	26	21	23.8%
Other income, net	539	177	204.5%	729	1,048	(30.4)%

Total revenues	40,414	40,707	(0.7)%	122,266	125,680	(2.7)%

EXPENSES
Employee compensation and benefits	19,049	19,634	(3.0)%	58,415	60,757	(3.9)%
Non-cash stock-based compensation	337	172	95.9%	1,025	518	97.9%
Other operating expenses	7,672	7,820	(1.9)%	22,050	23,446	(6.0)%
Amortization	2,545	2,545	—%	7,620	7,656	(0.5)%
Depreciation	627	656	(4.4)%	1,919	2,047	(6.3)%
Interest	1,687	2,597	(35.0)%	5,564	8,275	(32.8)%
Change in estimated acquisition earn-out payables	44	11	300.0%	632	37	NMF %

Total expenses	31,961	33,435	(4.4)%	97,225	102,736	(5.4)%

Income before income taxes	$8,453	$7,272	16.2%	$25,041	$22,944	9.1%

Net internal growth rate – core commissions and fees	0.4%	(2.5)%		0.8%	(2.2)%
Employee compensation and benefits ratio	47.1%	48.2%		47.8%	48.3%
Other operating expenses ratio	19.0%	19.2%		18.0%	18.7%

Capital expenditures	$225	$507		$1,816	$1,461
Total assets at September 30, 2011 and 2010				$648,250	$625,175

“NMF” – Not a Meaningful Figure

The Wholesale Brokerage Division’s total revenues for the three months ended September 30, 2011 decreased 0.7%, or $0.3 million, from the same period in 2010, to $40.4 million. Profit-sharing contingent commissions for the third quarter of 2011 decreased $1.0 million from the same quarter of 2010. Of the $0.4 million net increase in core commissions and fees revenue: (i) a decrease of $0.3 million related to commissions and fees revenue recorded in the third quarter of 2010 from business divested during 2011, and (ii) the remaining net increase of $0.1 million is primarily due to net new business. As such, the Wholesale Brokerage Division’s internal growth rate for core commissions and fees revenue was 0.4% for the third quarter of 2011, which primarily related to slight increases in coastal property insurance premium rates.

Income before income taxes for the three months ended September 30, 2011 increased 16.2%, or $1.2 million, over the same period in 2010, to $8.5 million, primarily due to $0.9 million reduction in the inter-company interest expense, as well as continued improved efficiencies relating to employee compensation costs and other operating expenses.

The Wholesale Brokerage Division’s total revenues for the nine months ended September 30, 2011 decreased 2.7%, or $3.4 million, from the same period in 2010, to $122.3 million. Profit-sharing contingent commissions for the nine months ended September 30, 2011, decreased $4.0 million from the same period of 2010. Of the $1.0 million net increase in commissions and fees revenue: (i) a decrease of $0.1 million related to commissions and fees revenue recorded in the first half of 2010 from business divested during 2011, and (ii) the remaining net increase of $0.9 million is primarily due to net new business. As such, the Wholesale Brokerage Division’s internal growth rate for core commissions and fees revenue was 0.8% for the nine months ended September 30, 2011, which primarily related to a slight increase in coastal insurance property premium rates.

Income before income taxes for the nine months ended September 30, 2011 increased 9.1%, or $2.1 million, over the same period in 2010, to $25.0 million, primarily due to $2.7 million reduction in the inter-company interest expense, offset by a $0.6 charge to pre-tax income resulting from a change in estimated acquisition earn-out payables. Additionally, even though total profit-sharing contingent commissions were $4.1 million less than the comparable period of 2010, employee compensation and benefits and other operating expenses were reduced by $3.7 million. Employee compensation and benefits expenses were reduced $2.3 million primarily due to lower salaries and producer commissions. Other operating expenses were reduced by $1.4 million due to broad-based expense reductions in areas such as occupancy cost, supplies, postage, insurance costs and travel and entertainment expenses.

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

Financial information relating to our Services Division for the three and nine months ended September 30, 2011, and 2010, is as follows (in thousands, except percentages):

	For the three months ended September 30,			For the nine months ended September 30,
	2011	2010	% Change	2011	2010	% Change
REVENUES
Core commissions and fees	$16,450	$11,636	41.1%	$48,393	$30,361	59.4%
Profit-sharing contingent commissions	—	—	—%	—	—	—%
Investment income	1	3	(66.7)%	127	12	958.3%
Other income, net	778	20	NMF %	995	77	NMF %

Total revenues	17,229	11,659	47.8%	49,515	30,450	62.6%

EXPENSES
Employee compensation and benefits	8,532	6,654	28.2%	25,872	17,705	46.1%
Non-cash stock-based compensation	47	21	123.8%	162	64	153.1%
Other operating expenses	2,979	1,908	56.1%	8,671	5,230	65.8%
Amortization	634	320	98.1%	1,906	627	204.0%
Depreciation	155	87	78.2%	434	233	86.3%
Interest	1,404	643	118.4%	4,392	1,075	308.6%
Change in estimated acquisition earn-out payables	2,636	74	NMF %	2,918	141	NMF %

Total expenses	16,387	9,707	68.8%	44,355	25,075	76.9%

Income before income taxes	$842	$1,952	(56.9)%	$5,160	$5,375	(4.0)%

Net internal growth rate – core commissions and fees	2.6%	(0.7)%		0.7%	0.0%
Employee compensation and benefits ratio	49.5%	57.1%		52.3%	58.1%
Other operating expenses ratio	17.3%	16.4%		17.5%	17.2%

Capital expenditures	$92	$86		$596	$297
Total assets at September 30, 2011 and 2010				$148,752	$142,451

“NMF” – Not a Meaningful Figure

The Services Division’s total revenues for the three months ended September 30, 2011 increased 47.8%, or $5.6 million, over the same period in 2010, to $17.2 million, which was almost exclusively due to an acquisition that did not have comparable revenues in the same period of 2010. Core commissions and fees revenue reflects an internal growth rate of 2.6% for the third quarter of 2011, primarily due to increased revenues in our Social Security disability and Medicare benefits advocacy services.

Income before income taxes for the three months ended September 30, 2011 decreased 56.9%, or $1.1 million, from the same period in 2010 to $0.8 million, primarily due to a $2.6 million charge to increase the estimated acquisition earn-out payable and a $0.8 million increase in our inter-company interest expense due to current acquisitions, but which was partially offset by the increased earnings from our acquisition relating to Social Security disability and Medicare benefits advocacy services.

The Services Division’s total revenues for the nine months ended September 30, 2011 increased 62.6%, or $19.1 million, over the same period in 2010, to $49.5 million, which was almost exclusively due to acquisitions that did not have comparable revenues in the same period of 2010. Core commissions and fees revenue reflects an internal growth rate of 0.7% for the nine months ended September 30, 2011, primarily due increased revenues in our Social Security disability and Medicare benefits advocacy services.

Income before income taxes for the nine months ended September 30, 2011 decreased 4.0%, or $0.2 million, from the same period in 2010 to $5.2 million, primarily due to a $2.8 million charge to increase the estimated acquisition earn-out payable and a $3.3 million increase in our inter-company interest expense due to current acquisitions, but which was substantially offset by the increased earnings from our acquisition relating to Social Security disability and Medicare benefits advocacy services.

Other

As discussed in Note 11 of the Notes to Condensed Consolidated Financial Statements, the “Other” column in the Segment Information table includes any income and expenses not allocated to reportable segments, and corporate-related items, including the inter-company interest expense charges to reporting segments.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents of $334.5 million at September 30, 2011 reflected an increase of $61.5 million over the $273.0 million balance at December 31, 2010. For the nine-month period ended September 30, 2011, $201.2 million of cash was provided by operating activities. Also during this period, $99.1 million of cash was used for acquisitions, $9.5 million was used for additions to fixed assets, $5.3 million was used for acquisition earn-out payments, $101.8 million was used for payments on long-term debt and $34.3 million was used for payment of dividends. Additionally, in the third quarter of 2011, we borrowed $100.0 million on our Master Agreement to fund the repayment of our $100.0 million of Series A Senior Notes that matured on September 15, 2011.

Our ratio of current assets to current liabilities (the “current ratio”) was 1.50 and 1.39 at September 30, 2011, and December 31, 2010, respectively.

Contractual Cash Obligations

As of September 30, 2011, our contractual cash obligations were as follows:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$251,745	$1,142	$100,603	$25,000	$125,000
Other long-term liabilities(1)	10,580	4,893	4,456	266	965
Operating leases	101,683	23,330	38,106	25,917	14,330
Interest obligations	60,101	13,339	25,408	12,222	9,132
Unrecognized tax benefits	747	—	747	—	—
Maximum future acquisition earn-out payments(2)	104,386	25,894	69,296	9,196	—

Total contractual cash obligations	$529,242	$68,598	$238,616	$72,601	$149,427

(1)	Includes the current portion of other long-term liabilities.
(2)	Includes $40.5 million of current and non-current estimated earn-out payables resulting from acquisitions consummated after January 1, 2009.

In July 2004, the Company completed a private placement of $200.0 million of unsecured senior notes (the “Notes”). The $200.0 million was divided into two series: (1) Series A, which closed on September 15, 2004, for $100.0 million due in 2011 and bearing interest at 5.57% per year; and (2) Series B, which closed on July 15, 2004, for $100.0 million due in 2014 and bearing interest at 6.08% per year. Brown & Brown has used the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. On September 15, 2011, the $100.0 million of Series A Notes were redeemed on their normal maturity date. As of September 30, 2011, and December 31, 2010, there was an outstanding balance on the Notes of $100.0 million and $200.0 million, respectively.

On December 22, 2006, the Company entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). On September 30, 2009, the Company and the Purchaser amended the Master Agreement to extend the term of the agreement until September 30, 2012. The Purchaser also purchased Notes issued by the Company in 2004. The Master Agreement provides for a $200.0 million private uncommitted “shelf” facility for the issuance of senior unsecured notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten years, as the parties may determine. The Master Agreement includes various covenants, limitations and events of default similar to the Notes issued in 2004. The initial issuance of notes under the Master Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.66% per year. On February 1, 2008, $25.0 million in Series D Senior Notes due January 15, 2015, with a fixed interest rate of 5.37% per year, were issued. On September 15, 2011, $100.0 million in Series E Senior Notes due September 15, 2018, with a fixed interest rate of 4.50% per year, were issued. The Series E Senior Notes were issued for the sole purpose of retiring the Series A Senior Notes. As of September 30, 2011, and December 31, 2010, there was an outstanding balance under the Master Agreement of $150.0 million and $50.0 million, respectively.

As a result of the Company entering into a Confirmation of Acceptance on January 21, 2011 (the “Confirmation”) in connection with the Master Agreement, the Company issued to the Purchaser and certain of the Purchaser’s affiliates on September 15, 2011 an aggregate of $100.0 million principal amount of unsecured Series E Senior Notes due September 15, 2018, with a fixed interest rate of 4.5% per year. In accordance with ASC Topic 470 – Debt, the Company classified the related principal balance of the Series A Senior Notes as long-term debt as of December 31, 2010, as the Company had both the intent and ability to refinance the obligation on a long-term basis, as evidenced by the Confirmation.

On June 12, 2008, the Company entered into an Amended and Restated Revolving Loan Agreement dated as of June 3, 2008 (the “Loan Agreement”), with a national banking institution, amending and restating the existing Revolving Loan Agreement dated September 29, 2003, as amended (the “Revolving Agreement”), to increase the lending commitment to $50.0 million (subject to potential increases up to $100.0 million) and to extend the maturity date from December 20, 2011, to June 3, 2013. The calculation of interest and fees is generally based on the Company’s quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization, and non-cash stock-based compensation. Interest is charged at a rate equal to 0.50% to 1.00% above the London Interbank Offering Rate (“LIBOR”) or 1.00% below the base rate, each as more fully defined in the Loan Agreement. Fees include an upfront fee, an availability fee of 0.10% to 0.20%, and a letter of credit usage fee of 0.50% to 1.00%. The Loan Agreement contains various covenants, limitations, and events of default customary for similar facilities for similar borrowers. The 90-day LIBOR was 0.374% and 0.300% as of September 30, 2011, and December 31, 2010, respectively. There were no borrowings against this facility at September 30, 2011, or December 31, 2010. During the three months ended September 30, 2011, there were no borrowings under this facility.

All of these credit agreements require us to maintain certain financial ratios and comply with certain other covenants. We were in compliance with all such covenants as of September 30, 2011 and December 31, 2010.

Neither we nor our subsidiaries have ever incurred off-balance sheet obligations through the use of, or investment in, off-balance sheet derivative financial instruments or structured finance or special purpose entities organized as corporations, partnerships or limited liability companies or trusts.

We believe that our existing cash, cash equivalents, short-term investment portfolio and funds generated from operations, together with our Master Agreement, our Notes, and our Loan Agreement will be sufficient to satisfy our normal liquidity needs through at least the next twelve months. Additionally, we believe that funds generated from future operations will be sufficient to satisfy our normal liquidity needs, including the required annual principal payments on our long-term debt for the reasonably foreseeable future.

Historically, much of our cash has been used for acquisitions. If additional acquisition opportunities should become available that exceed our current cash flow, we believe that given our relatively low debt-to-total-capitalization ratio, we would be able to raise additional capital through either the private or public debt markets.

As publicly announced on October 19, 2011, we increased our divided to $0.085 per share, a 6.25% increase from the current rate of $0.08 per share, with the first payment at the new dividend rate to be made on November 16, 2011. Also as publicly announced on October 19, 2011, our Board of Directors authorized the repurchase of up to $100 million worth of shares of our common stock during the twelve months following such announcement.

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

Our invested assets are held as cash and cash equivalents, restricted cash and investments, available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit. These investments are subject to interest rate risk and equity price risk. The fair values of our cash and cash equivalents, restricted cash and investments, and certificates of deposit at September 30, 2011, and December 31, 2010, approximated their respective carrying values due to their short-term duration and therefore such market risk is not considered to be material.

We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation (the “Evaluation”) required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of September 30, 2011. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

In Item 3 of Part I of the Company’s Annual Report on Form 10-K for its fiscal year ending December 31, 2010, certain information concerning certain legal proceedings and other matters was disclosed. Such information was current as of the date of filing. During the Company’s fiscal quarter ending September 30, 2011, no new legal proceedings, or material developments with respect to existing legal proceedings, occurred which require disclosure in this Quarterly Report on Form 10-Q.

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

BROWN & BROWN, INC.

/S/ CORY T. WALKER
Date: November 9, 2011	Cory T. Walker Sr. Vice President, Chief Financial Officer and Treasurer (duly authorized officer, principal financial officer and principal accounting officer)