Form 10-K
period 2011-12-31
BROWN & BROWN INC
filed 2012-02-29
CIK 79282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was last sold on June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was $2,989,330,854.

The number of outstanding shares of the registrant’s Common Stock, $0.10 par value, as of February 20, 2012 was 143,352,216

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Brown & Brown, Inc.’s Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

BROWN & BROWN, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

Disclosure Regarding Forward-Looking Statements

Brown & Brown, Inc., together with its subsidiaries (collectively, “we,” “Brown & Brown” or the “Company”), make “forward-looking statements” within the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995, as amended, throughout this report and in the documents we incorporate by reference into this report. You can identify these statements by forward-looking words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “plan” and “continue” or similar words. We have based these statements on our current expectations about future events. Although we believe the expectations expressed in the forward-looking statements included in this Form 10-K and the reports, statements, information and announcements incorporated by reference into this report are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. Many of these factors have previously been identified in filings or statements made by us or on our behalf. Important factors which could cause our actual results to differ materially from the forward-looking statements in this report include the following items, in addition to those matters described in Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

•	Projections of revenues, income, losses, cash flows, capital expenditures;

•	Future prospects;

•	Plans for future operations;

•	Expectations of the economic environment;

•	Material adverse changes in economic conditions in the markets we serve and in the general economy;

•	Future regulatory actions and conditions in the states in which we conduct our business;

•	Competition from others in the insurance agency, wholesale brokerage, insurance programs and service business;

•

The occurrence of adverse economic conditions, an adverse regulatory climate, or a disaster in California, Florida, Georgia, Indiana, Louisiana, Massachusetts, Michigan, New Jersey, New York, Pennsylvania, Texas and Washington, because a significant portion of business written by Brown & Brown is for customers located in these states;

•

The integration of our operations with those of businesses or assets we have acquired, including our January 2012 acquisition of Arrowhead General Insurance Agency Superholding Corporation (“Arrowhead”), or may acquire in the future and the failure to realize the expected benefits of such acquisition and integration;

•	Premium rates and exposure units set by insurance companies which have traditionally varied and are difficult to predict;

•	Our ability to forecast liquidity needs through at least the end of 2012;

•	Our ability to renew or replace expiring leases;

•	Outcome of legal proceedings and governmental investigations;

•	Policy cancellations which can be unpredictable;

•	Potential changes to the tax rate that would affect the value of deferred tax assets and liabilities;

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

We are compensated for our services primarily by commissions paid by insurance companies and by fees paid by customers for certain services. Commissions are usually a percentage of the premium paid by the insured. Commission rates generally depend upon the type of insurance, the particular insurance company and the nature of the services provided by us. In some cases, we share commissions with other agents or brokers who have acted jointly with us in a transaction. We may also receive from an insurance company a “profit-sharing contingent commission,” which is a profit-sharing commission based primarily on underwriting results, but may also contain considerations for volume, growth and/or retention. Fee revenues are generated primarily by: (1) our Services Division, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside services and Social Security disability and Medicare benefits advocacy services, and (2) our National Programs and Wholesale Brokerage Divisions, which earn fees primarily for the issuing of insurance policies on behalf of insurance carriers. The amount of our revenues from commissions and fees is a function of, among other factors, continued new business production, retention of existing customers, acquisitions and fluctuations in insurance premium rates and “insurable exposure units,” which are units that insurance companies use to measure or express insurance exposed to risk (such as property values, sales and payroll levels).

As of December 31, 2011, our activities were conducted in 230 locations in 36 states as follows and one office in London, England:

Florida	42	Oklahoma	5	South Carolina	3
Texas	17	Connecticut	4	North Carolina	2
New York	15	Massachusetts	4	Wisconsin	2
Washington	15	Michigan	4	Delaware	1
California	14	Tennessee	4	Hawaii	1
New Jersey	12	Virginia	4	Kansas	1
Georgia	10	Arizona	3	Missouri	1
Pennsylvania	10	Arkansas	3	Nevada	1
Louisiana	9	Minnesota	3	Ohio	1
Colorado	7	Montana	3	West Virginia	1
Indiana	7	New Hampshire	3
Illinois	6	New Mexico	3
Kentucky	6	Oregon	3

Arrowhead Acquisition

On January 9, 2012, we completed the acquisition of Arrowhead General Insurance Agency, Inc. (“Arrowhead”), a national insurance program manager and one of the largest managing general agents (“MGA”) in the property and casualty insurance industry, pursuant to a merger agreement dated December 15, 2011 (the “Merger Agreement”). Under the Merger Agreement, the total cash purchase price of $395.0 million is subject to adjustments for options to purchase shares of Arrowhead’s common stock, working capital, sharing of net operating tax losses, Arrowhead’s preferred stock units, transaction expenses, and closing debt. In addition, within 60 days following the third anniversary of the acquisition’s closing date, we will pay to certain persons who were Arrowhead equityholders as of the closing date additional earn-out payments equal, collectively, to $5.0 million, subject to certain adjustments based on the” cumulative EBITDA” of Arrowhead and all of its subsidiaries, as calculated under the Merger Agreement, during the final year of the three-year period following the acquisition’s closing date.

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

In addition to significant insurance pricing declines in Florida (as discussed below) insurance premium rates continued to decline from 2007 through 2011 in most of the other U.S. regions. During 2007 and 2008, the home-building industry in southern California and to a lesser extent in Nevada, Arizona and Florida, was hit especially hard. We have a wholesale brokerage operation that focuses on placing property and casualty insurance products for that home-building segment. The revenues from this operation were significantly and negatively impacted during 2007 through 2009 by these national economic trends, and by 2010 these revenues were insignificant.

Although insurance premium rates declined from 2008 through 2011 in most lines of coverage, the rates of decline appeared to be slowing. However, during the second half of 2008 and all of 2009, insurable exposure units, such as sales and payroll expenditures, declined significantly due to the weakening economy, primarily in the southeastern and western parts of the United States. Since 2008, declining exposure units continued to have a greater adverse impact on our commissions and fees revenue than did declining insurance premium rates. General insurance premium rates are expected to modestly and gradually increase during 2012. Even though exposure units do not seem to be declining at the same pace as they were in the beginning of 2011, we do not expect any significant growth in exposure units in 2012.

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

The following table summarizes (1) the commissions and fees revenue generated by each of our reportable operating segments for 2011, 2010 and, 2009, and (2) the percentage of our total commissions and fees revenue represented by each segment for each such period:

	$604,966	$604,966	$604,966	$604,966	$604,966	$604,966
(in thousands, except percentages)	2011	%	2010	%	2009	%
Retail Division	$604,966	60.2%	$573,809	59.3%	$582,472	60.4%
National Programs Division	181,210	18.0%	188,944	19.6%	190,572	19.8%
Wholesale Brokerage Division	155,689	15.5%	157,044	16.2%	157,658	16.3%
Services Division	64,875	6.4%	46,336	4.8%	32,689	3.4%
Other	(778)	(0.1)%	784	0.1%	1,472	0.1%

Total	$1,005,962	100.0%	$966,917	100.0%	$964,863	100.0%

We conduct all of our operations within the United States of America, except for one wholesale brokerage operation based in London, England that commenced business in March 2008. This operation earned $9.1 million, $9.9 million and $6.6 million of revenues for the years ended December 31, 2011, 2010 and 2009, respectively. We do not have any material foreign long-lived assets.

See Note 15 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional segment financial data relating to our business.

Retail Division

As of December 31, 2011, our Retail Division employed 3,230 persons. Our retail insurance agency business provides a broad range of insurance products and services to commercial, public and quasi-public entity, professional and individual customers. The categories of insurance we principally sell include: property insurance relating to physical damage to property and resultant interruption of business or extra expense caused by fire, windstorm or other perils; casualty insurance relating to legal liabilities, workers’ compensation, commercial and private passenger automobile coverages; and fidelity and surety bonds. We also sell and service group and individual life, accident, disability, health, hospitalization, medical and dental insurance.

No material part of our retail business is attributable to a single customer or a few customers. During 2011, commissions and fees from our largest single Retail Division customer represented less than one half of one percent (0.50%) of the Retail Division’s total commissions and fees revenue.

In connection with the selling and marketing of insurance coverages, we provide a broad range of related services to our customers, such as risk management and loss control surveys and analysis, consultation in connection with placing insurance coverages and claims processing. We believe these services are important factors in securing and retaining customers.

National Programs Division

As of December 31, 2011, our National Programs Division employed 860 persons. Our National Programs Division consists of two units: Professional Programs and Special Programs.

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

•

Financial Professionals: CalSurance® and CITA Insurance have specialized in this niche since 1980 and offer professional liability programs designed for insurance agents, financial advisors, registered representatives, securities broker-dealers, benefit administrators, real estate brokers and real estate title agents. An important aspect of CalSurance® is Lancer Claims Services, which provides specialty claims administration for insurance companies underwriting CalSurance® product lines.

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

•

Industry Consulting Group, Inc. (“ICG”) is a complete property tax service provider, and works with Proctor Financial, Inc. in providing solutions to the financial institutions industry. ICG provides a full range of property tax processing solutions, property valuations and appeals, and other services to the real estate, oil and gas, and financial institution industries. ICG feature full electronic interfaces, sophisticated and flexible reporting and systems that are customized to individual specifications.

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

All of Arrowhead’s operations, except for the claims operations, will report under National Programs.

Wholesale Brokerage Division

At December 31, 2011, our Wholesale Brokerage Division employed 832 persons. Our Wholesale Brokerage Division markets and sells excess and surplus commercial insurance products and services to retail insurance agencies (including our retail offices), and reinsurance products and services to insurance companies throughout the United States. The Wholesale Brokerage Division offices represent various U.S. and U.K. surplus lines insurance companies. Additionally, certain offices are also Lloyd’s of London correspondents. The Wholesale Brokerage Division also represents admitted insurance companies for purposes of affording access to such companies for smaller agencies that otherwise do not have access to large insurance company representation. Excess and surplus insurance products encompass many insurance coverages, including personal lines, homeowners, yachts, jewelry, commercial property and casualty, commercial automobile, garage, restaurant, builder’s risk and inland marine lines. Difficult-to-insure general liability and products liability coverages are a specialty, as is excess workers’ compensation coverage. Wholesale brokers solicit business through mailings and direct contact with retail agency representatives. During 2011, commissions and fees from our largest Wholesale Brokerage Division customer represented approximately 1.1% of the Wholesale Brokerage Division’s total commissions and fees revenue.

Services Division

At December 31, 2011, our Services Division employed 465 persons and provided a wide-range of insurance-related services.

Below are brief descriptions of the programs offered by the Services Division.

•

The Advocator Group assists individuals throughout the United States who are seeking to establish eligibility for coverage under the U.S. Government’s Social Security Disability program and provides health plan selection and enrollment assistance for Medicare beneficiaries. The Advocator Group works closely with employer-sponsored group life, disability and health plan participants to assist disabled employees in receiving the education, advocacy and benefit coordination assistance necessary to achieve the fastest possible benefit approvals. In addition, The Advocator Group also provides second injury fund recovery services to the workers compensation insurance market.

•

Colonial Claims provides insurance claims adjusting and related services, including education and training services, throughout the United States. Colonial Claims handle property and casualty insurers’ multi-line and catastrophic claims needs, including auto, earthquake, flood, hail, homeowners and wind claims. Colonial Claims’ adjusters are approved by the National Flood Insurance Program and are certified in each classification of loss that include dwelling, mobile home, condominium association, commercial and large losses.

•

NuQuest/Bridge Point and Protocols provide a full spectrum of Medicare Secondary Payer (“MSP”) statute compliance services, from MSA Allocation through Professional Administration to over 250 insurance carriers, third-party administrators, self-insured employers, attorneys, brokers and related claims professionals nationwide. Specialty services include medical projections, life care plans, Medicare set-aside analysis, allocation and administration.

•

Preferred Governmental Claims Services (“PGCS”) provides third-party administration (“TPA”) services for insurance entities and self-funded or fully-insured workers’ compensation and liability plans. PGCS services include claims administration, cost containment consulting, services for secondary disability, and subrogation recoveries.

•

United Self-Insured Services (“USIS”) provides third-party administration (“TPA”) services for insurance entities and self-funded or fully-insured workers’ compensation and liability plans. USIS services include claims administration, access to major reinsurance markets, cost containment consulting, services for secondary disability, and subrogation recoveries and risk management services such as loss control. USIS services also includes managed care services, including medical networks, case management and utilization review services certified by the American Accreditation Health Care Commission.

In 2011, our three largest workers’ compensation contracts represented approximately 15.8% of our Services Division’s fees revenues, or approximately 1.0% of our total consolidated commissions and fees revenue.

Employees

At December 31, 2011, we had 5,557 full-time equivalent employees. We have agreements with our sales employees and certain other employees that include provisions restricting their ability to solicit business from our customers or to hire our employees for a period of time after separation from employment with us. The enforceability of such agreements varies from state to state depending upon state statutes, judicial decisions and factual circumstances. The majority of these agreements are at-will and terminable by either party; however, the covenants not to solicit our customers and employees generally extend for a period of two years after cessation of employment.

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

CURRENT U.S. ECONOMIC CONDITIONS AND THE SHIFT AWAY FROM TRADITIONAL INSURANCE MARKETS MAY CONTINUE TO ADVERSLY AFFECT OUR BUSINESS.

Since late 2007, global consumer confidence has eroded amidst concerns over declining asset values, potential inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, high unemployment, and the stability and solvency of financial institutions, financial markets, businesses, and sovereign nations. These concerns have slowed economic growth and resulted in a recession in the United States. Economic conditions have had a negative impact on our results of operations during the years since 2008 due to reduced customer demand. If these economic conditions continue or worsen, a number of negative effects on our business could result, including further declines in values of insurable exposure units, further declines in insurance premium rates, and the financial insolvency, or reduced ability to pay, of certain of our customers. Any of these effects could decrease our net revenues and profitability.

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

Our growth strategy includes the acquisition of other insurance intermediaries. Our ability to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into our operations, and expand into new markets requires us to implement and improve our operations and our financial and management information systems. Integrated, acquired businesses may not achieve levels of revenues, profitability, or productivity comparable to our existing operations, or otherwise perform as expected. In addition, we compete for acquisition and expansion opportunities with firms and banks that have substantially greater resources than we do. Acquisitions also involve a number of special risks, such as: diversion of management’s attention; difficulties in the integration of acquired operations and retention of personnel; entry into unfamiliar markets; unanticipated problems or legal liabilities; estimation of the acquisition earn-out payable; and tax and accounting issues, some or all of which could have a material adverse effect on the results of our operations, financial condition and cash flows. Given its large size relative to our prior acquisitions, our recently completed Arrowhead acquisition involve many of the risks identified above, such as achieving anticipated levels of profitability, the integration of Arrowhead’s operations into ours, the retention of Arrowhead’s personnel, the diversion of our management’s attention and unanticipated problems or legal difficulties.

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

The unprecedented disruptions in the credit and financial markets had a significant material adverse impact on a number of financial institutions and limited access to capital and credit for many companies. Although we are not currently experiencing any limitation of access to our revolving credit facility (which matures in 2016) and are not aware of any issues impacting the ability or willingness of our lenders under such facility to honor their commitments to extend us credit, the failure of a lender could adversely affect our ability to borrow on that facility, which over time could negatively impact our ability to consummate significant acquisitions or make other significant capital expenditures. Continued adverse conditions in the credit markets in future years could adversely affect the availability and terms of future borrowings or renewals or refinancings.

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

WE ARE EXPOSED TO INTANGIBLE ASSET RISK; SPECIFICALLY, OUR GOODWILL MAY BECOME IMPAIRED IN THE FUTURE.

As of the date of the filing of our Annual Report on Form 10-K for the 2011 fiscal year, we have $1,323,469,000 of goodwill recorded on our Consolidated Balance Sheet. We perform a goodwill impairment test on an annual basis and whenever events or changes in circumstances indicate that the carrying value of our goodwill may not be recoverable from estimated future cash flows. We completed our most recent evaluation of impairment for goodwill as of November 30, 2011 and determined that the fair value of goodwill and amortizable intangible assets substantially exceed the carrying value of such assets. A significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate or slower growth rates could result in the need to perform an additional impairment analysis prior to the next annual goodwill impairment test. If we were to conclude that a future write-down of our goodwill is necessary, we would then record the appropriate charge, which could result in material charges that are adverse to our operating results and financial position. See Notes 1 – “Summary of Significant Accounting Policies” and Note 3 – “Goodwill” to the Consolidated Financial Statements and “Management’s Report on Internal Control Over Financial Reporting.”

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

While most of the errors and omissions claims made against us (subject to our self-insured deductibles) have been covered by our professional indemnity insurance, our business, results of operations, financial condition and liquidity may be adversely affected if, in the future, our insurance coverage proves to be inadequate or unavailable, or if there is an increase in liabilities for which we self-insure. Our ability to obtain professional indemnity insurance in the amounts and with the deductibles we desire in the future may be adversely impacted by general developments in the market for such insurance or our own claims experience. In addition, claims, lawsuits and other proceedings may harm our reputation or divert management resources away from operating our business.

WE DERIVE A SIGNIFICANT PORTION OF OUR COMMISSION REVENUES FROM A LIMITED NUMBER OF INSURANCE COMPANIES, THE LOSS OF WHICH COULD RESULT IN ADDITIONAL EXPENSE AND LOSS OF MARKET SHARE.

For the year ended December 31, 2011, approximately 5.2% of our total core commissions was derived from insurance policies underwritten by one insurance company. For the year ended December 31, 2010, approximately 5.0% of our total commissions and fees revenue was derived from insurance policies underwritten by one insurance company. For the year ended December 31, 2009, approximately 5.0% and 5.0%, respectively, of our total commissions were derived from insurance policies underwritten by two separate insurance companies. Should either of these insurance companies seek to terminate their arrangements with us, we believe that other insurance companies are available to underwrite the business, although some additional expense and loss of market share could possibly result. No other insurance company accounts for 5.0% or more of our total commissions and fees.

BECAUSE OUR BUSINESS IS HIGHLY CONCENTRATED IN CALIFORNIA, FLORIDA, GEORGIA, INDIANA, MASSACHUSETTS, MICHIGAN, NEW JERSEY, NEW YORK, PENNSYLVANIA, TEXAS AND WASHINGTON, ADVERSE ECONOMIC CONDITIONS OR REGULATORY CHANGES IN THESE STATES COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

A significant portion of our business is concentrated in California, Florida, Georgia, Indiana, Massachusetts, Michigan, New Jersey, New York, Pennsylvania, Texas and Washington. For the years ended December 31, 2010, 2009 and 2008, we derived $765.7 million or 76.1%, $739.0 million or 76.4% and $739.3 million, or 76.6%, of our commissions and fees, respectively, from our operations located in these states. We believe that these revenues are attributable predominately to customers in these states. We believe the current regulatory environment for insurance intermediaries in these states is no more restrictive than in other states. The insurance business is primarily a state-regulated industry, and therefore, state legislatures may enact laws that adversely affect the insurance industry. Because our business is concentrated in the states identified above, we face greater exposure to unfavorable changes in regulatory conditions in those states than insurance intermediaries whose operations are more diversified through a greater number of states. In addition, the occurrence of adverse economic conditions, natural or other disasters, or other circumstances specific to or otherwise significantly impacting these states could adversely affect our financial condition, results of operations and cash flows.

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

We derive a portion of our revenues from profit-sharing contingent commissions and override commissions paid by insurance companies. Profit-sharing contingent commissions are special revenue-sharing commissions paid by insurance companies based upon the profitability, volume and/or growth of the business placed with such companies during the prior year. We primarily receive these commissions in the first and second quarters of each year. These commissions generally have accounted for 4.4% to 5.7% of our previous year’s total annual revenues over the last three years. Due to the inherent uncertainty of loss in our industry and changes in underwriting criteria due in part to the high loss ratios experienced by insurance companies, we cannot predict the payment of these profit-sharing contingent commissions. Further, we have no control over the ability of insurance companies to estimate loss reserves, which affects our ability to make profit-sharing calculations. Override commissions are paid by insurance companies based on the volume of business that we place with them and are generally paid over the course of the year. Because profit-sharing contingent commissions and override commissions materially affect our revenues, any decrease in their payment to us could adversely affect the results of our operations and our financial condition.

WE HAVE NOT DETERMINED THE AMOUNT OF RESOURCES AND THE TIME THAT MAY BE NECESSARY TO ADEQUATELY RESPOND TO RAPID TECHNOLOGICAL CHANGE IN OUR INDUSTRY, WHICH MAY ADVERSELY AFFECT OUR BUSINESS AND OPERATING RESULTS.

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

Our business relies on information systems to provide effective and efficient service to our customers, process claims, and timely and accurately report results to carriers. An interruption of our access to, or an inability to access, our information technology, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis. If sustained or repeated, such a business interruption, system failure or service denial could result in a deterioration of our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or perform other necessary business functions.

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

IMPROPER DISCLOSURE OF CONFIDENTIAL INFORMATION COULD NEGATIVELY IMPACT OUR BUSINESS.

We are responsible for maintaining the security and privacy of our customers’ confidential and proprietary information and the personal data of their employees. We have put in place policies, procedures and technological safeguards designed to protect the security and privacy of this information, however, we cannot guarantee that this information will not be improperly disclosed or accessed. Disclosure of this information could harm our reputation and subject us to liability under our contracts and laws that protect personal data, resulting in increased costs or loss of revenues.

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

Losing employees who manage or support substantial customer relationships or possess substantial experience or expertise could adversely affect our ability to secure and complete customer engagements, which would adversely affect our results of operations. Also, if any of our key professionals were to join an existing competitor or form a competing company, some of our customers could choose to use the services of that competitor instead of our services. As previously disclosed, J. Powell Brown, our President and Chief Executive Officer, took a temporary leave of absence for health reasons effective January 29, 2012 and certain of our former executive officers ceased employment with us during the past two years. While they are prohibited from soliciting our employees and customers, they are not prohibited from competing with us. On March 1, 2011, a press release was issued by a private equity firm announcing that it had entered into a partnership with two of our former executive officers (Jim W. Henderson, former Vice Chairman and Chief Operating Officer who retired from the Company in August 2010, and Thomas E. Riley, former Regional President and Chief Acquisitions Officer whose employment with the Company ceased in January 2011) to form a company that would focus on building a middle market insurance brokerage firm and that it planned to invest up to $250 million of equity capital to support the company’s strategy through acquisitions and organic growth.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH NATURAL DISASTERS AND GLOBAL EVENTS.

Our operations may be subject to natural disasters or other business disruptions, which could seriously harm our results of operation and increase our costs and expenses. We are susceptible to losses and interruptions caused by hurricanes (including in Florida, where our headquarters are located), earthquakes (including California, where we maintain a relatively large number of offices, including those acquired in the Arrowhead transaction), power shortages, telecommunications failures, water shortages, floods, fire, extreme weather conditions, geopolitical events such as terrorist acts and other natural or manmade disasters. Our insurance coverage with respect to natural disasters is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate, or may not continue to be available at commercially reasonable rates and terms.

CERTAIN OF OUR EXISTING STOCKHOLDERS HAVE SIGNIFICANT CONTROL OF THE COMPANY.

At December 31, 2011, our executive officers, directors and certain of their family members collectively beneficially owned approximately 18.7% of our outstanding common stock, of which J. Hyatt Brown, our Chairman, and his family members, which include his son Powell Brown, our President and Chief Executive Officer, beneficially owned approximately 16.9%. As a result, our executive officers, directors and certain of their family members have significant influence over (1) the election of our Board of Directors, (2) the approval or disapproval of any other matters requiring stockholder approval, and (3) our affairs and policies.

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

IF WE RECEIVE OTHER THAN AN UNQUALIFIED OPINION ON THE ADEQUACY OF OUR INTERNAL CONTROL OVER FINANCIAL REPORTING AS OF DECEMBER 31, 2012 AND FUTURE YEAR-ENDS AS REQUIRED BY SECTION 404 OF SARBANES-OXLEY, INVESTORS COULD LOSE CONFIDENCE IN THE RELIABILITY OF OUR FINANCIAL STATEMENTS, WHICH COULD RESULT IN A DECREASE IN THE VALUE OF YOUR SHARES.

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

THERE ARE INHERENT UNCERTAINTIES INVOLVED IN ESTIMATES, JUDGMENTS AND ASSUMPTIONS USED IN THE PREPARATION OF FINANCIAL STATEMENTS IN ACCORDANCE WITH GAAP. ANY CHANGES IN ESTIMATES, JUDGMENTS AND ASSUMPTIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS.

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

None.

ITEM 2. Properties.

We lease our executive offices, which are located at 220 South Ridgewood Avenue, Daytona Beach, Florida 32114, and 3101 West Martin Luther King Jr. Boulevard, Suite 400, Tampa, Florida 33607. We lease offices at each of our 230 locations, with the exception of Dansville and Jamestown, New York, where we own the buildings in which our offices are located. There are no outstanding mortgages on our owned properties. Our operating leases expire on various dates. These leases generally contain renewal options and rent escalation clauses based on increases in the lessors’ operating expenses and other charges. We expect that most leases will be renewed or replaced upon expiration. We believe that our facilities are suitable and adequate for present purposes, and that the productive capacity in such facilities is substantially being utilized. From time to time, we may have unused space and seek to sublet such space to third parties, depending on the demand for office space in the locations involved. In the future, we may need to purchase, build or lease additional facilities to meet the requirements projected in our long-term business plan. See Note 13 to the Consolidated Financial Statements for additional information on our lease commitments.

ITEM 3. Legal	Proceedings.

See Note 13 to the Consolidated Financial Statements for information regarding our legal proceedings.

ITEM  4.    Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “BRO.” The table below sets forth, for the quarterly periods indicated, the intra-day high and low sales prices for our common stock as reported on the NYSE Composite Tape, and the cash dividends declared on our common stock.

	High	Low		Cash Dividends Per Common Share
2010
First Quarter	$18.10	$16.32		$0.0775
Second Quarter	$20.45	$17.65	(1)	$0.0775
Third Quarter	$20.53	$18.85		$0.0775
Fourth Quarter	$24.39	$19.88		$0.08
2011
First Quarter	$26.60	$23.56		$0.08
Second Quarter	$27.07	$24.84		$0.08
Third Quarter	$26.10	$17.19		$0.08
Fourth Quarter	$23.31	$16.77		$0.085

(1)	Excluding the official closing stock price of $8.04 on May 6, 2010, the date of the NYSE “Flash Crash.”

On February 22, 2012, there were 143,352,216 shares of our common stock outstanding, held by approximately 1,270 shareholders of record.

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

On October 19, 2011, our Board of Directors approved a common stock repurchase plan to authorize the repurchase of up to $100.0 million worth of shares of the Company’s common stock during the subsequent twelve months. We did not repurchase any shares of our common stock under the repurchase plan during the fourth quarter of 2011. We are under no commitment or obligation to repurchase any particular amount of our common stock under the plan, and we may suspend the repurchase plan at any time at our discretion.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2011, with respect to compensation plans under which the Company’s equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding options, warrants and rights (b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(3)
Equity compensation plans approved by shareholders:
Brown & Brown, Inc. 2000 Incentive Stock Option Plan	1,384,537	$17.58	—
Brown & Brown, Inc. 2010 Stock Incentive Plan	N/A	N/A	4,718,044
Brown & Brown, Inc. 1990 Employee Stock Purchase Plan	N/A	N/A	2,297,258
Brown & Brown, Inc. Performance Stock Plan	N/A	N/A	—

Total	1,384,537	$17.58	7,015,302

Equity compensation plans not approved by shareholders	—	—	—

(1)	In addition to the number of securities listed in this column, 3,382,677 shares are issuable upon the vesting of restricted stock granted under the Brown & Brown, Inc. Stock Performance Plan and the Brown & Brown, Inc. 2010 Stock Incentive Plan, which represents the maximum number of shares that can vest based on the achievement of certain performance criteria.
(2)	The weighted-average exercise price excludes outstanding restricted stock as there is no exercise price associated with these equity awards.
(3)	All of the shares available for future issuance under the Brown & Brown, Inc. 2000 Incentive Stock Option Plan, the Brown & Brown, Inc. Stock Performance Plan, and the Brown & Brown, Inc. 2010 Stock Incentive Plan may be issued in connection with options, warrants, rights, restricted stock, or other stock-based awards.

Sales of Unregistered Securities

We did not sell any unregistered securities during 2011.

Issuer Purchases of Equity Securities

The following table presents information with respect to our purchases of our common stock during the three months ended December 31, 2011.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2011 to October 31, 2011	4,204	$21.35	—	$—
November 1, 2011 to November 30, 2011	505	$21.46	—	$—
December 1, 2011 to December 31, 2011	17,734	$21.82	—	$—

Total	22,443	$21.73	—	$—

(1)	All of the shares reported above as purchased are attributable to shares withheld for employees’ payroll taxes and withholding taxes pertaining to the vesting of restricted shares awarded under our Performance Stock Plan.

PERFORMANCE GRAPH

The following graph is a comparison of five-year cumulative total stockholder returns for our common stock as compared with the cumulative total stockholder return for the NYSE Composite Index, and a group of peer insurance broker and agency companies (Aon Corporation, Arthur J. Gallagher & Co, Marsh & McLennan Companies, Inc., and Willis Group Holdings, Ltd.). The returns of each company have been weighted according to such companies’ respective stock market capitalizations as of December 31, 2006 for the purposes of arriving at a peer group average. The total return calculations are based upon an assumed $100 investment on December 31, 2006, with all dividends reinvested.

	FISCAL YEAR ENDING
COMPANY/INDEX/MARKET	12/31/2006	12/30/2007	12/29/2008	12/31/2009	12/31/2010	12/31/2011
Brown & Brown, Inc.	$100.00	$84.10	$75.86	$66.27	$89.68	$86.01
NYSE Composite Index	$100.00	$108.87	$66.13	$84.83	$96.19	$92.50
Peer Group	$100.00	$104.28	$96.54	$89.25	$113.89	$128.05

We caution that the stock price performance shown in the graph should not be considered indicative of potential future stock price performance.

ITEM 6.	Selected Financial Data.

The following selected Consolidated Financial Data for each of the five fiscal years in the period ended December 31, 2011 have been derived from our Consolidated Financial Statements. Such data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this Annual Report and with our Consolidated Financial Statements and related Notes thereto in Item 8 of Part II of this Annual Report.

(in thousands, except per share data, number of employees and percentages	Year Ended December 31
	2011	2010	2009	2008	2007
REVENUES
Commissions and fees	$1,005,962	$966,917	$964,863	$965,983	$914,650
Investment income	1,267	1,326	1,161	6,079	30,494	(1)
Other income, net	6,313	5,249	1,853	5,492	14,523

Total revenues	1,013,542	973,492	967,877	977,554	959,667
EXPENSES
Employee compensation and benefits	508,675	487,820	484,680	485,783	444,101
Non-cash stock-based compensation	11,194	6,845	7,358	7,314	5,667
Other operating expenses	144,079	135,851	143,389	137,352	131,371
Amortization	54,755	51,442	49,857	46,631	40,436
Depreciation	12,392	12,639	13,240	13,286	12,763
Interest	14,132	14,471	14,599	14,690	13,802
Change in estimated acquisition earn-out payables	(2,206)	(1,674)	—	—	—

Total expenses	743,021	707,394	713,123	705,056	648,140

Income before income taxes	270,521	266,098	254,754	272,498	311,527
Income taxes	106,526	104,346	101,460	106,374	120,568

Net income	$163,995	$161,752	$153,294	$166,124	$190,959

EARNINGS PER SHARE INFORMATION
Net income per share — diluted	$1.13	$1.12	$1.08	$1.17	$1.35
Weighted average number of shares outstanding — diluted	140,264	139,318	137,507	136,884	136,357
Dividends declared per share	$0.3250	$0.3125	$0.3025	$0.2850	$0.2500

YEAR-END FINANCIAL POSITION
Total assets	$2,607,011	$2,400,814	$2,224,226	$2,119,580	$1,960,659
Long-term debt	$250,033	$250,067	$250,209	$253,616	$227,707
Total shareholders’ equity (2)	$1,643,963	$1,506,344	$1,369,874	$1,241,741	$1,097,458
Total shares outstanding at year-end	143,352	142,795	142,076	141,544	140,673

OTHER INFORMATION
Number of full-time equivalent employees at year-end	5,557	5,286	5,206	5,398	5,047
Total revenues per average number of employees (3)	$186,949	$185,568	$182,549	$187,181	$196,251
Stock price at year-end	$22.63	$23.94	$17.97	$20.90	$23.50
Stock price earnings multiple at year-end (4)	20.03	21.38	16.64	17.86	17.41
Return on beginning shareholders’ equity (5)	11%	12%	12%	15%	21%

(1)	Includes an $18,664 gain on the sale of our investment in Rock-Tenn Company.
(2)	Shareholders’ equity as of December 31, 2011, 2010, 2009, 2008, and 2007 included $7, $7, $5, $13, and $13, respectively, as a result of the Company’s accounting for certain equity securities and interest rate swap agreement.
(3)	Represents total revenues divided by the average of the number of full-time equivalent employees at the beginning of the year and the number of full-time equivalent employees at the end of the year.
(4)	Represents net income divided by total shareholders’ equity as of the beginning of the year.
(5)	Stock price at year-end divided by net income per share-diluted.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion should be read in conjunction with our Consolidated Financial Statements and the related Notes to those Consolidated Financial Statements included elsewhere in this Annual Report.

We are a diversified insurance agency, wholesale brokerage, insurance programs and services organization headquartered in Daytona Beach and Tampa, Florida. As an insurance intermediary, our principal sources of revenues are commissions paid by insurance companies and, to a lesser extent, fees paid directly by customers. Commission revenues generally represent a percentage of the premium paid by an insured and are materially affected by fluctuations in both premium rate levels charged by insurance companies and the insureds’ underlying “insurable exposure units,” which are units that insurance companies use to measure or express insurance exposed to risk (such as property values, sales and payroll levels) to determine what premium to charge the insured. Insurance companies establish these premium rates based upon many factors, including reinsurance rates paid by such insurance companies, none of which we control.

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

We foster a strong, decentralized sales culture with a goal of consistent, sustained growth over the long term. As of January 2012, our senior leadership group included eight executive officers with regional responsibility for oversight of designated operations within the Company and four regional vice presidents in our Retail Division that report directly to one of our executive officers. In February 2011, Anthony M. Grippa, Thomas Keith Huval and Richard A. Knudson, Jr. were promoted to be Regional Vice Presidents. In April 2011, Nick Dereszynski was also promoted to be a Regional Vice President. Additionally, in January, 2012, Anthony Strianese was promoted to be a Regional President, and Chris L. Walker was promoted to be a Regional Executive Vice President.

We increased revenues every year from 1993 to 2008. In 2009, our revenues dropped to $967.9 million, then increased 0.6% to $973.5 million and 4.1% to $1.014 billion in 2010 and 2011, respectively. Our revenues grew from $95.6 million in 1993 to $1.014 billion in 2011, reflecting a compound annual growth rate of 14.0%. In the same period, we increased net income from $8.0 million to $164.0 million in 2011, a compound annual growth rate of 18.3%.

The past five years have posed significant challenges for us and for our industry in the form of a prevailing decline in insurance premium rates, commonly referred to as a “soft market;” increased significant governmental involvement in the Florida insurance marketplace since 2007, resulting in a substantial loss of revenues for us; and, beginning in the second half of 2008 and throughout 2011, increased pressure on the values of insurable exposure units as the consequence of the general weakening of the economy in the United States.

From the first quarter of 2007 through the fourth quarter of 2011 we experienced negative internal revenue growth each quarter. This was due primarily to the “soft market,” and, beginning in the second half of 2008 and throughout 2011, the decline in insurable exposure units, which further reduced our commissions and fees revenue. Part of the decline in 2007 was the result of the increased governmental involvement in the Florida insurance marketplace, as described below in “The Florida Insurance Overview.” One industry segment that was hit especially hard during these years was the home-building industry in southern California and, to a lesser extent in Nevada, Arizona and Florida. We had a wholesale brokerage operation that focused on placing property and casualty insurance products for that home-building segment. The revenues from this operation were significantly adversely impacted during 2007 through 2009 by these national economic trends, and by 2010 these revenues were insignificant.

While insurance premium rates continued to decline for most lines of coverage during 2011, the rate of decline slowed, and in some cases increased for certain lines of coverages such as coastal property. For the first time in the last five years, we are observing some upward pressure on general insurance premium rates. For 2012, we believe that there may be a modest and gradual increase in many insurance premium rates.

In 2010 and 2011, continued declining exposure units had a greater negative impact on our commissions and fees revenues than declining insurance premium rates. Although we do not anticipate any significant increases in exposure units during 2012, we believe that the 2012 decline will be less than recent years and this lack of decline may enable us to begin to experience positive internal growth of our commissions and fees revenue at some point in 2012. Even though our negative internal growth of our commissions and fees revenue improved over each sequential quarter for the third and fourth quarters of 2011, we do not believe that trend will necessarily continue in the first half of 2012 due to persisting inconsistencies in the insurance premium rate environment.

We also earn “profit-sharing contingent commissions,” which are profit-sharing commissions based primarily on underwriting results, but may also reflect considerations for volume, growth and/or retention. These commissions are primarily received in the first and second quarters of each year, based on the aforementioned considerations for the prior year(s). Over the last three years, profit-sharing contingent commissions have averaged approximately 5.0% of the previous year’s total commissions and fees revenue. Profit-sharing contingent commissions are typically included in our total commissions and fees in the Consolidated Statements of Income in the year received. The term “core commissions and fees” excludes profit-sharing contingent commissions and therefore represents the revenues earned directly from specific insurance policies sold, and specific fee-based services rendered. In contrast, the term “core organic commissions and fees” is our core commissions and fees less (i) the core commissions and fees earned for the first twelve months by a newly acquired operations and (ii) divested business (core commissions and fees generated from offices, books of business or niches sold or terminated during the comparable period). Core organic commissions and fees attempts to express the current year’s core commissions and fees on a comparable basis with the prior year’s core commissions and fees. The resulting net change reflects the aggregate changes from (i) net new and lost accounts, (ii) net changes in our clients’ exposure units, and (iii) net changes in insurance premium rates. The net changes in each of these three components can be determined for each of our customers. However, because our agency management accounting systems do not aggregate such data, it is not reportable. Core organic commissions and fees can reflect either “positive” growth with a net increase in revenues, or “negative” with a net decrease in revenues.

In recent years, five national insurance companies have replaced the loss-ratio based profit-sharing contingent commission calculation with a guaranteed fixed-base methodology, referred to as “Guaranteed Supplemental Commissions” (“GSCs”). Since these GSCs are not subject to the uncertainty of loss ratios, they are accrued throughout the year based on actual premiums written. As of December 31, 2011, we accrued and earned $12.1 million from GSCs during 2011, most of which will be collected in the first quarter of 2012. For the twelve-month periods ended December 31, 2010 and 2009, we earned $13.4 million and $15.9 million, respectively, from GSCs.

Fee revenues relate to fees negotiated in lieu of commissions, which are recognized as services are rendered. Fee revenues are generated primarily by: (1) our Services Division, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside services, and Social Security disability and Medicare benefits advocacy services, and (2) our National Programs and Wholesale Brokerage Divisions, which earn fees primarily for the issuance of insurance policies on behalf of insurance companies. These services are provided over a period of time, typically one year. Fee revenues, as a percentage of our total commissions and fees, represented 16.4% in 2011, 14.6% in 2010 and 13.3% in 2009.

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

In 2007, Citizens became the principal direct competitor of the insurance companies that underwrite the condominium program administered by one of our indirect subsidiaries, Florida Intracoastal Underwriters, Limited Company (“FIU”), and the excess and surplus lines insurers represented by wholesale brokers such as Hull & Company, Inc., another of our subsidiaries. Consequently, these operations lost significant amounts of revenues to Citizens. From 2008 through 2011, Citizens’ impact was not as dramatic as it had been in 2007; FIU’s core commissions and fees decreased 16.8% during this 2008 to 2011 period. Citizens continued to be competitive against the excess and surplus lines insurers, and therefore Citizens negatively affected the revenues of our Florida-based wholesale brokerage operations, such as Hull & Company, Inc., from 2007 through 2011, although the impact has been decreasing each year.

Citizens’ impact on our Florida Retail Division was less severe than on our National Programs and Wholesale Brokerage Divisions because our retail offices have the ability to place business with Citizens, although at slightly lower commission rates and with greater difficulty than is the case with other insurance companies.

Effective January 1, 2010, Citizens raised its insurance rates, on average, 10% for properties with values of less than $10 million, and more than 10% for properties with values in excess of $10 million. Citizens raised its insurance rates again in 2011 and is expected to continue to increase its insurance rates in 2012. Our commission revenues from Citizens for 2011, 2010 and 2009 were approximately $7.8 million, $8.3 million, and $8.7 million, respectively. If, as expected, Citizens continues to attempt to reduce its insured exposures, the financial impact of Citizens on our business should continue to be reduced in 2012.

Current Year Company Overview

For the fifth consecutive year, we experienced negative internal growth of our commissions and fees revenue as a direct result of the general weakness of the economy since the second half of 2008 and the continuing “soft market.” Our core organic commissions and fees revenue which excludes the effect of recent acquisitions, profit-sharing contingencies and sales of books of business over the last twelve months, reflects a negative internal growth rate of (2.6)%, or $23.3 million of net lost revenues. The net lost revenues of $23.3 million is a significant improvement from the comparable net lost revenues of $42.7 million and $46.5 million in 2010 and 2009, respectively. This improvement is principally attributable to the slowing of the rates of decline in both exposure units and insurance premium rates.

Even though we continue to experience negative growth in our core organic commissions and fees, we have succeeded in acquiring insurance operations that we believe are incrementally higher quality in each of the last three years. We completed 38 acquisitions in 2011, which represents an increase over the 33 and 11 acquisitions made in 2010 and 2009, respectively. The estimated annualized revenues from the 2011 acquisitions were $88.7 million, which is up from the $70.6 million and $26.5 million that we acquired in 2010 and 2009, respectively. In fact, total revenues in 2011 increased 4.1% over 2010 due to the revenues from new acquisitions and the increase in other income. The trend of increased acquisitions over the last three years continues into 2012 with our acquisition of Arrowhead, which is a national insurance program manager and one of the largest managing general agents (“MGA”) in the property and casualty insurance industry with estimated 2011 revenues of approximately $107.5 million.

Income before income taxes in 2011 increased over 2010 by 1.7%, or $4.4 million, to $270.5 million. However, that net increase of $4.4 million includes $14.4 million of income before income taxes related to new acquisitions that were stand-alone offices, and therefore, income before income taxes from those offices that existed in same time periods of 2011 and 2010 (including the new acquisitions that “folded in” to those offices) decreased by only $9.9 million. This net decrease of $9.9 million reflects $16.8 million of reduced total revenues but offset by $6.9 million of continued cost savings and broad-based operational efficiencies. Additionally, $4.2 million of the net $9.9 million decrease in income before income taxes from those offices that existed in same periods of 2011 and 2010, was due to the increased non-cash stock-based compensation which related to new grants under our Stock Incentive Plan (“SIP”) that will vest in six to ten years, subject to grantees achievement of certain performance criteria, and the achievement of consolidated EPS growth at certain levels by us, over a five-year measurement period ending December 31, 2015.

Acquisitions

Approximately 37,500 independent insurance agencies are estimated to be operating currently in the United States. Part of our continuing business strategy is to attract high-quality insurance intermediaries to join our operations. From 1993 through 2011, we acquired 420 insurance intermediary operations, excluding acquired books of business (customer accounts). Acquisition activity slowed in 2009 in part because potential sellers were unhappy with reduced agency valuations that were the consequence of lower revenues and operating profits due to the continuing “soft market” and decreasing exposure units, and therefore opted to defer the sales of their insurance agencies. The economic outlook in 2011 and 2010 improved slightly over 2009 and as a result, certain sellers viewed 2011 and 2010 as a better time in which to join our organization, and consequently, we were able to close a greater number of acquisitions.

A summary of our acquisitions over the last three years is as follows (in millions, except for number of acquisitions):

	Number of Acquisitions		Estimated Annual	Net Cash	Notes	Liabilities	Recorded Earn-out	Aggregate Purchase
	Asset	Stock	Revenues	Paid	Issued	Assumed	Payable	Price
2011	37	1	$88.7	$167.4	$1.2	$15.7	$30.5	$214.8
2010	33	—	$70.6	$158.6	$0.8	$2.3	$25.1	$186.8
2009	11	—	$26.5	$40.4	$6.9	$1.8	$7.2	$56.3

On January 9, 2012, we completed the acquisition of Arrowhead pursuant to a merger agreement dated December 15, 2011 (the “Merger Agreement”). Under the Merger Agreement, the total cash purchase price of $395.0 million is subject to adjustments for options to purchase shares of Arrowhead’s common stock, working capital, sharing of net operating tax losses, Arrowhead’s preferred stock units, transaction expenses, and closing debt. In addition, within 60 days following the third anniversary of the acquisition’s closing date, we will pay to certain persons who were Arrowhead equityholders as of the closing date additional earn-out payments equal, collectively, to $5.0 million, subject to certain adjustments based on the “cumulative EBITDA” of Arrowhead and all of its subsidiaries, as calculated under the Merger Agreement, during the final year of the three-year period following the acquisition’s closing date.

Arrowhead is a national insurance program manager and one of the largest managing general agents (“MGAs”) in the property and casualty insurance industry.

Critical Accounting Policies

Our Consolidated Financial Statements are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We continually evaluate our estimates, which are based on historical experience and on assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for our judgments about the carrying values of our assets and liabilities, which values are not readily apparent from other sources. Actual results may differ from these estimates.

We believe that, of our significant accounting policies (see “Note 1—Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements), the following critical accounting policies may involve a higher degree of judgment and complexity.

Revenue Recognition

Commission revenues are recognized as of the effective date of the insurance policy or the date on which the policy premium is billed to the customer, whichever is later. At that date, the earnings process has been completed, and we can reliably estimate the impact of policy cancellations for refunds and establish reserves accordingly. Management determines the policy cancellation reserve based upon historical cancellation experience adjusted in accordance with known circumstances. Subsequent commission adjustments are recognized upon our receipt of notification concerning matters necessitating such adjustments from insurance companies. Profit-sharing contingent commissions are recognized when determinable, which is when such commissions are received from insurance companies, or when we receive formal notification of the amount of such payments. Fee revenues are recognized as services are rendered.

Business Combinations and Purchase Price Allocations

We have acquired significant intangible assets through business acquisitions. These assets consist of purchased customer accounts, non-compete agreements, and the excess of purchase prices over the fair value of identifiable net assets acquired (Goodwill). The determination of estimated useful lives and the allocation of purchase price to intangible assets requires significant judgment and affects the amount of future amortization and possible impairment charges.

All of our business combinations initiated after June 30, 2001 have been accounted for using the purchase method. In connection with these acquisitions, we record the estimated value of the net tangible assets purchased and the value of the identifiable intangible assets purchased, which typically consist of purchased customer accounts and non-compete agreements. Purchased customer accounts include the physical records and files obtained from acquired businesses that contain information about insurance policies, customers and other matters essential to policy renewals. However, they primarily represent the present value of the underlying cash flows expected to be received over the estimated future renewal periods of the insurance policies comprising those purchased customer accounts. The valuation of purchased customer accounts involves significant estimates and assumptions concerning matters such as cancellation frequency, expenses and discount rates. Any change in these assumptions could affect the carrying value of purchased customer accounts. Non-compete agreements are valued based on their duration and any unique features of particular agreements. Purchased customer accounts and non-compete agreements are amortized on a straight-line basis over the related estimated lives and contract periods, which range from five to 15 years. The excess of the purchase price of an acquisition over the fair value of the identifiable tangible and intangible assets is assigned to goodwill and is not amortized.

Acquisition purchase prices are typically based on a multiple of average annual operating profit earned over a one- to three-year period within a minimum and maximum price range. The recorded purchase price for all acquisitions consummated after January 1, 2009 includes an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations are recorded in the consolidated statement of income when incurred.

The fair value of earn-out obligations is based on the present value of the expected future payments to be made to the sellers of the acquired businesses in accordance with the provisions outlined in the respective purchase agreements. In determining fair value, the acquired business’s future performance is estimated using financial projections developed by management for the acquired business and reflects market participant assumptions regarding revenue growth and/or profitability. The expected future payments are estimated on the basis of the earn-out formula and performance targets specified in each purchase agreement compared to the associated financial projections. These estimates are then discounted to present value using a risk-adjusted rate that takes into consideration the likelihood that the forecasted earn-out payments will be made.

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

Management assesses the recoverability of our goodwill on an annual basis, and assesses the recoverability of our amortizable intangibles and other long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The following factors, if present, may trigger an impairment review: (i) significant underperformance relative to historical or projected future operating results; (ii) significant negative industry or economic trends; (iii) significant decline in our stock price for a sustained period; and (iv) significant decline in our market capitalization. If the recoverability of these assets is unlikely because of the existence of one or more of the above-referenced factors, an impairment analysis is performed. Management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these assets. If these estimates or related assumptions change in the future, we may be required to revise the assessment and, if appropriate, record an impairment charge. We completed our most recent evaluation of impairment for goodwill as of November 30, 2011 and determined that the fair value of goodwill and amortizable intangible assets substantially exceeds the carrying value of such assets.

Non-Cash Stock-Based Compensation

We grant stock options and non-vested stock awards to our employees, and the related compensation expense is required to be recognized in the financial statements based upon the grant-date fair value of those awards.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Consolidated Financial Statements and related Notes.

Financial information relating to our Consolidated Financial Results is as follows (in thousands, except percentages):

	2011	Percent Change	2010	Percent Change	2009
REVENUES
Core commissions and fees	$962,764	5.5%	$912,185	(0.5)%	$917,226
Profit-sharing contingent commissions	43,198	(21.1)%	54,732	14.9%	47,637
Investment income	1,267	(4.4)%	1,326	14.2%	1,161
Other income, net	6,313	20.3%	5,249	183.3%	1,853

Total revenues	1,013,542	4.1%	973,492	0.6%	967,877
EXPENSES
Employee compensation and benefits	508,675	4.3%	487,820	0.6%	484,680
Non-cash stock-based compensation	11,194	63.5%	6,845	(7.0)%	7,358
Other operating expenses	144,079	6.1%	135,851	(5.3)%	143,389
Amortization	54,755	6.4%	51,442	3.2%	49,857
Depreciation	12,392	(2.0)%	12,639	(4.5)%	13,240
Interest	14,132	(2.3)%	14,471	(0.9)%	14,599
Change in estimated acquisition earn-out payables	(2,206)	31.8%	(1,674)	—%	—

Total expenses	743,021	5.0%	707,394	(0.8)%	713,123

Income before income taxes	$270,521	1.7%	$266,098	4.5%	$254,754

Net internal growth rate — core commissions and fees	(2.6)%		(4.7)%		(5.1)%
Employee compensation and benefits ratio	50.2%		50.1%		50.1%
Other operating expenses ratio	14.2%		14.0%		14.8%
Capital expenditures	$13,608		$10,454		$11,310
Total assets at December 31	$2,607,011		$2,400,814		$2,224,226

Commissions and Fees

Commissions and fees revenue, including profit-sharing contingent commissions, increased 4.0% in 2011 and 0.2% in 2010, but decreased 0.1% in 2009. Profit-sharing contingent commissions decreased $11.5 million to $43.2 million in 2011, with the decrease primarily due to reductions in amounts paid to offices in our National Programs and Wholesale Brokerage Divisions. Core organic commissions and fees revenue decreased 2.6% in 2011, 4.7% in 2010, and 5.1% in 2009. The 2011 decrease of 2.6% represents $23.3 million of net lost core commissions and fees revenue, of which $23.0 million was attributable to our Retail Division. The remaining $0.3 million of net lost core commissions and fees revenue related to $2.7 million reduction in our National Programs Division, which was partially offset by $1.9 million growth in our Wholesale Brokerage Division and $0.6 million growth in our Services Division. The declines in profit-sharing contingent commissions and core organic commissions and fees during 2011 were more than offset by the addition of $78.2 million of core commission and fee revenues from acquired operations.

In 2010, commissions and fees revenue, including profit-sharing contingent commissions, increased 0.2%, or $2.1 million over 2009. Profit-sharing contingent commissions increased $7.1 million to $54.7 million in 2010, with the increase primarily due to the performance of our National Programs Division. The 2010 decrease of 4.7% in core organic commissions and fees revenue represents $42.7 million of net lost core commissions and fees revenue, of which $7.6 million was attributable to retail, wholesale brokerage and services operations based in Florida, while $21.8 million related to non-Florida retail, wholesale brokerage and services operations. The remaining $13.3 million of net lost core commissions and fees revenue related to our National Programs Division, of which $10.7 million represented net lost business at Proctor Financial, Inc., our subsidiary which provides lender-placed insurance (“Proctor”). The declines in core organic commissions and fees during 2010 were nearly offset by the addition of $39.2 million of core commission and fee revenues from acquired operations.

Investment Income

Investment income of $1.3 million in 2011 was effectively flat as compared with 2010. Even though the average daily invested balance in 2011 was higher than 2010, the lower income yields negated any income growth. Investment income increased slightly to $1.3 million in 2010, compared with $1.2 million in 2009, mainly due to a higher average daily invested balance in 2010 than in 2009.

Other Income, Net

Other income for 2011 reflected income of $6.3 million, compared with $5.2 million in 2010 and $1.9 million in 2009. We recognized gains of $2.3 million, $1.2 million and $0.2 million from sales of books of business (customer accounts) in 2011, 2010, and 2009, respectively. Although we are not in the business of selling books of business, we periodically will sell an office or a book of business because it does not produce reasonable margins or demonstrate a potential for growth, or for other reasons related to the particular assets in question. Other income also included $1.3 million, $2.3 million and $0.3 million in 2011, 2010, and 2009, respectively, paid to us in connection with settlements of litigation against former employees for violation of restrictive covenants contained in their employment agreements with us. Additionally, we recognized non-recurring gains, settlements and sales of software services of $2.3 million, $0.9 million and $0.5 million in 2011, 2010, and 2009, respectively.

Employee Compensation and Benefits

Employee compensation and benefits expense increased, on a net basis, approximately 4.3% or $20.9 million in 2011. However, that net increase included $27.8 million of new compensation costs related to new acquisitions that were stand-alone offices, and therefore, employee compensation and benefits from those offices that existed in the same time periods of 2011 and 2010 (including the new acquisitions that “folded in” to those offices) decreased by $6.9 million. The employee compensation and benefit reductions from these offices were primarily related to reductions in staff and management salaries of $6.8 million and commissions paid to producers of $2.8 million; the aggregate of which was partially off-set by an increase in bonuses of $2.7 million.

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

Employee compensation and benefits expense as a percentage of total revenues increased slightly in 2011 to 50.2% as compared to 50.1% for both 2010 and 2009. We had 5,557 full-time equivalent employees at December 31, 2011, compared with 5,286 at December 31, 2010 and 5,206 at December 31, 2009. Of the net increase of 271 full-time equivalent employees at December 31, 2011 over the prior year-end, an increase of 443 was attributable to acquisitions, thus reflecting a net reduction of 172 employees in the offices existing at both year-ends.

Non-Cash Stock-Based Compensation

We have an employee stock purchase plan, and grant stock options and non-vested stock awards to our employees. Compensation expense for all share-based awards is recognized in the financial statements based upon the grant-date fair value of those awards. For 2011, 2010 and 2009, the non-cash stock-based compensation expense incorporates the costs related to each of our four stock-based plans as explained in Note 11 of the Notes to the Consolidated Financial Statements.

Non-cash stock-based compensation increased 63.5% or $4.3 million in 2011 as a result of new grants under our Stock Incentive Plan (“SIP”) that will vest in six to ten years, subject to the achievement of certain performance criteria by grantees, and the achievement of consolidated EPS growth at certain levels by us, over a five-year measurement period ending December 31, 2015.

Non-cash stock-based compensation decreased 7.0% or $0.5 million in 2010 as compared to 2009, as a result of headcount reductions.

Other Operating Expenses

As a percentage of total revenues, other operating expenses represented 14.2% in 2011, 14.0% in 2010, and 14.8% in 2009. Other operating expenses in 2011 increased $8.2 million from 2010, of which $10.0 million was related to acquisitions that joined as stand-alone offices. Therefore, other operating expenses attributable to offices that existed in the same periods in both 2011 and 2010 (including the new acquisitions that “folded in” to those offices) decreased by $1.8 million. Of the $1.8 million decrease, $2.4 million related to reductions in office rents and related expenses, and $1.9 million related to lower insurance costs. These cost savings were partially offset by a $2.6 million increase in legal costs primarily related to the enforcement of restrictive covenants contained in our employment agreements with former employees.

Other operating expenses in 2010 decreased $7.5 million from 2009, of which $2.4 million was related to acquisitions that joined as stand-alone offices. Therefore, other operating expenses from those offices that existed in the same periods in both 2010 and 2009 (including the new acquisitions that “folded in” to those offices) decreased by $9.9 million. Of the $9.9 million decrease, $3.2 million related to reduced net legal fees, $2.5 million related to reductions in office rent expense, and the remaining $4.2 million related to broad-based reductions in to travel and entertainment expenses, bad debt expenses, supplies, and postage and delivery expenses. Of the $3.2 million reduction in net legal fees, $3.8 million related to a reimbursement by an insurance carrier of previously incurred legal costs.

Amortization

Amortization expense increased $3.3 million, or 6.4%, in 2011, and $1.6 million, or 3.2%, in 2010. The increases in 2011 and 2010 were due to the amortization of additional intangible assets as a result of acquisitions completed in those years.

Depreciation

Depreciation decreased 2.0% in 2011, and 4.5% in 2010. The decreases in 2011 and 2010 were due primarily to certain fixed assets reaching their fully depreciated levels in those years.

Interest Expense

Interest expense decreased $0.3 million, or 2.3%, in 2011, and $0.1 million, or 0.9%, in 2010 primarily as a result of principal reductions during those years.

Change in estimated acquisition earn-out payables

Accounting Standards Codification (“ASC”) Topic 805—Business Combinations is the authoritative guidance requiring an acquirer to recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities (with only limited exceptions) upon initially obtaining control of an acquired entity. Additionally, the fair value of contingent consideration arrangements (such as earn-out purchase arrangements) at the acquisition date must be included in the purchase price consideration. As a result, the recorded purchase prices for all acquisitions consummated after January 1, 2009 include an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in these earn-out obligations are required to be recorded in the consolidated statement of income when incurred. Estimations of potential earn-out obligations are typically based upon future earnings of the acquired entities, usually for periods ranging from one to three years.

The net charge or credit to the Condensed Consolidated Statement of Income for the period is the combination of the net change in the estimated acquisition earn-out payables balance, and the interest expense imputed on the outstanding balance of the estimated acquisition earn-out payables.

As of December 31, 2011, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3). The resulting net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the years ended December 31, 2011, 2010, and 2009 were as follows (in thousands):

	$00000000	$00000000	$00000000
	2011	2010	2009
Change in fair value on estimated acquisition earn-out payables	$(4,043)	$(2,606)	$—
Interest expense accretion	1,837	932	—

Net change in earnings from estimated acquisition earn-out payables	$(2,206)	$(1,674)	$—

The fair values of the estimated acquisition earn-out payables were reduced in 2011 and 2010 since certain acquisitions did not perform at the level that we had estimated based on our original projections. An acquisition is considered to be performing well if its operating profit exceeds the level needed to reach the minimum purchase price. However, a reduction in the estimated acquisition earn-out payable can occur even though the acquisition is performing well, if it is not performing at the level contemplated by our original estimate.

As of December 31, 2011, the estimated acquisition earn-out payables equaled $47,715,000, of which $3,654,000 was recorded as accounts payable and $44,061,000 was recorded as other non-current liability. As of December 31, 2010, the estimated acquisition earn-out payables equaled $29,609,000, of which $7,651,000 was recorded as accounts payable and $21,958,000 was recorded as other non-current liability.

Income Taxes

The effective tax rate on income from operations was 39.4% in 2011, 39.2% in 2010, and 39.8% in 2009. The lower effective annual tax rate in 2011 and 2010 compared with 2009 was primarily the result of lower average effective state income tax rates. As a result of our stock acquisition of Arrowhead in January 2012 (as explained in Note 16 – Subsequent Events) and the reduced amount of tax-deductible amortization expense, we believe that after giving effect to other expected 2012 changes and holding other potential variables constant, our effective tax rate for the year ending December 31, 2012 will approximate 41.0%.

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

The term “core commissions and fees” excludes profit-sharing contingent commissions and therefore represents the revenues earned directly from specific insurance policies sold, and specific fee-based services rendered. In contrast, the term “core organic commissions and fees” is our core commissions and fees less (i) the core commissions and fees earned for the first twelve months by newly acquired operations and (ii) divested business (core commissions and fees generated from offices, books of business or niches sold or terminated during the comparable period). Core organic commissions and fees attempts to express the current year’s core commissions and fees on a comparable basis with the prior year’s core commissions and fees. The resulting net change reflects the aggregate changes attributable to (i) net new and lost accounts, (ii) net changes in our clients’ exposure units, and (iii) net changes in insurance premium rates. The net changes in each of these three components can be determined for each of our customers. However, because our agency management accounting systems do not aggregate such data, it is not reportable. Core organic commissions and fees reflect either “positive” growth with a net increase in revenues, or “negative” with a net decrease in revenues.

The internal growth rates for our core organic commissions and fees for the three years ended December 31, 2011, 2010 and 2009, by Division, are as follows (in thousands, except percentages):

	$000000	$000000	$000000	$000000	$000000	$000000	$000000
2011	For the years ended December 31,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
	2011	2010
Retail(1)	$589,452	$554,416	$35,036	6.3%	$58,075	$(23,039)	(4.2)%
National Programs	165,321	165,704	(383)	(0.2)%	2,326	(2,709)	(1.6)%
Wholesale Brokerage	143,116	141,247	1,869	1.3%	—	1,869	1.3%
Services	64,875	46,486	18,389	39.6%	17,773	616	1.3%

Total Core Commissions and Fees	$962,764	$907,853	$54,911	6.0%	$78,174	$(23,263)	(2.6)%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Consolidated Statements of Income for the years ended December 31, 2011 and 2010 is as follows (in thousands):

	$00000000	$00000000
	For the years ended December 31,
	2011	2010
Total core commissions and fees	$962,764	$907,853
Profit-sharing contingent commissions	43,198	54,732
Divested business	—	4,332

Total commissions & fees	$1,005,962	$966,917.

	$000000	$000000	$000000	$000000	$000000	$000000	$000000
2010	For the years ended December 31,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
	2010	2009
Retail(1)	$559,319	$562,638	$(3,319)	(0.6)%	$23,604	$(26,923)	(4.8)%
National Programs	165,775	178,292	(12,517)	(7.0)%	740	(13,257)	(7.4)%
Wholesale Brokerage	140,755	142,069	(1,314)	(0.9)%	1,094	(2,408)	(1.7)%
Services	46,336	32,689	13,647	41.7%	13,716	(69)	(0.2)%

Total Core Commissions and Fees	$912,185	$915,688	$(3,503)	(0.4)%	$39,154	$(42,657)	(4.7)%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Consolidated Statements of Income for the years ended December 31, 2010 and 2009 is as follows (in thousands):

	$0000000	$0000000
	For the years ended December 31,
	2010	2009
Total core commissions and fees	$912,185	$915,688
Profit-sharing contingent commissions	54,732	47,637
Divested business	—	1,538

Total commissions & fees	$966,917	$964,863

2009	For the years ended December 31,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
	2009	2008
Retail(1)	$564,091	$557,411	$6,680	1.2%	$55,218	$(48,538)	(8.7)%
National Programs	178,356	165,714	12,642	7.6%	1,719	10,923	6.6%
Wholesale Brokerage	142,090	149,895	(7,805)	(5.2)%	1,602	(9,407)	(6.3)%
Services	32,689	32,137	552	1.7%	—	552	1.7%

Total Core Commissions and Fees	$917,226	$905,157	$12,069	1.3%	$58,539	$(46,470)	(5.1)%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Consolidated Statements of Income for the years ended December 31, 2009 and 2008 is as follows (in thousands):

	For the years ended December 31,
	2009	2008
Total core commissions and fees	$917,226	$905,157
Profit-sharing contingent commissions	47,637	56,419
Divested business	—	4,407

Total commissions & fees	$964,863	$965,983

(1)	The Retail Division includes commissions and fees reported in the “Other” column of the Segment Information in Note 15 of the Notes to the Consolidated Financial Statements, which includes corporate and consolidation items.

Retail Division

The Retail Division provides a broad range of insurance products and services to commercial, public and quasi-public, professional and individual insured customers. Approximately 96.1% of the Retail Division’s commissions and fees revenue is commission-based. Because most of our other operating expenses do not change as premiums fluctuate, we believe that most of any fluctuation in the commissions, net of related compensation, which we receive will be reflected in our pre-tax income.

Financial information relating to Brown & Brown’s Retail Division is as follows (in thousands, except percentages):

	2011	Percent Change	2010	Percent Change	2009
REVENUES
Core commissions and fees	$590,230	5.7%	$558,535	(0.7)%	$562,619
Profit-sharing contingent commissions	14,736	(3.5)%	15,274	(23.1)%	19,853
Investment income	102	(40.0)%	170	(39.7)%	282
Other income, net	2,131	97.0%	1,082	74.5%	620

Total revenues	607,199	5.6%	575,061	(1.4)%	583,374

EXPENSES
Employee compensation and benefits	303,841	5.2%	288,957	(0.9)%	291,675
Non-cash stock-based compensation	6,114	74.0%	3,514	(25.1)%	4,692
Other operating expenses	98,745	6.0%	93,184	(4.6)%	97,639
Amortization	33,373	8.6%	30,725	2.6%	29,943
Depreciation	5,046	(5.7)%	5,349	(11.7)%	6,060
Interest	27,688	2.4%	27,037	(14.4)%	31,596
Change in estimated acquisition earn-out payables	(5,415)	212.8%	(1,731)	—%	—

Total expenses	469,392	5.0%	447,035	(3.2)%	461,605

Income before income taxes	$137,807	7.6%	$128,026	5.1%	$121,769

Net internal growth rate — core organic commissions and fees	(4.2)%		(4.8)%		(8.7)%
Employee compensation and benefits ratio	50.0%		50.2%		50.0%
Other operating expenses ratio	16.3%		16.2%		16.7%

Capital expenditures	$6,102		$4,852		$3,459
Total assets at December 31	$2,155,413		$1,914,587		$1,764,249

The Retail Division’s total revenues in 2011 increased 5.6%, or $32.1 million, over the same period in 2010, to $607.2 million. Profit-sharing contingent commissions in 2011 decreased $0.5 million, or 3.5%, from 2010, primarily due to increased loss ratios resulting in lower profitability for insurance companies in 2010. The $31.7 million net increase in core commissions and fees revenue resulted from the following factors: (i) an increase of approximately $58.1 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in 2010, (ii) a decrease of $3.8 million related to commissions and fees revenue recorded in 2010 from business divested during 2011, (iii) a decrease of $0.4 million for business transferred to our Wholesale Brokerage Division, and (iv) net decrease of $23.0 million primarily attributable to net lost business. The Retail Division’s negative growth rate for core organic commissions and fees revenue was (4.2)% for 2011, and resulted primarily from lower property insurance rates and reduced insurable exposure units in most areas of the United States. However, as of the end of 2011, there were indications that exposure units’ rates of decline were slowing, and some property insurance rates were beginning to increase slightly.

Income before income taxes for 2011 increased 7.6%, or $9.8 million, over the same period in 2010, to $137.8 million. The increase was mainly due to the profitability of our new acquisitions, and general cost savings that partially offset the decline in core organic commissions and fees. Of the $9.8 million net increase in income before income taxes, $3.7 million resulted from the change in estimated acquisition earn-out payables. Partially offsetting the $23.0 million reduction in core organic commissions and fees were reductions of approximately $9.9 million in compensation expense and $6.3 million in other operating expenses, led by lower rent and insurance costs.

The Retail Division’s total revenues in 2010 decreased 1.4%, or $8.3 million, from the same period in 2009, to $575.1 million. Profit-sharing contingent commissions in 2010 decreased $4.6 million, or 23.1%, from 2009, primarily due to increased loss ratios resulting in lower profitability for insurance companies in 2009. The $4.1 million net decrease in core commissions and fees revenue resulted from the following factors: (i) an increase of approximately $23.6 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in 2009, (ii) a decrease of $1.5 million related to commissions and fees revenue recorded in 2009 from business divested during 2010, and (iii) net decrease of $26.9 million primarily attributable to net lost business. The Retail Division’s negative growth rate for core organic commissions and fees revenue was (4.8)% for 2010, and resulted primarily from lower property insurance rates and reduced insurable exposure units in most areas of the United States.

Income before income taxes for 2010 increased 5.1%, or $6.3 million, over the same period in 2009, to $128.0 million. Even though total revenues were down $8.3 million, total expenses were reduced by $14.6 million. Employee compensation and benefits expense was reduced by $2.7 million primarily due to lower salaries and bonuses, non-cash stock-based compensation was reduced by $1.2 million as a result of lower participation in the employee stock purchase plan and certain forfeitures of performance stock plan shares, other operating expenses were reduced by $4.5 million due to broad-based expense reductions, a lower inter-company interest allocation of $4.5 million resulting from reduced acquisition activity and a $1.7 million credit resulted from changes in the estimated acquisition earn-out payables. Additionally, interest expenses of this Division related to prior acquisitions decreased by $4.6 million, primarily due to the 1.0% annual reduction in the cost of capital interest rate charged against the total purchase price of each of the Division’s prior acquisitions.

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

Financial information relating to our National Programs Division is as follows (in thousands, except percentages):

	$0000000	$0000000	$0000000	$0000000	$0000000
	2011	Percent Change	2010	Percent Change	2009
REVENUES
Core commissions and fees	$165,321	(0.3)%	$165,775	(7.1)%	$178,356
Profit-sharing contingent commissions	15,889	(31.4)%	23,169	89.7%	12,216
Investment income	—	(100.0)%	1	(66.7)%	3
Other income, net	67	(69.5)%	220	NMF (1)	18

Total revenues	181,277	(4.2)%	189,165	(0.7)%	190,593

EXPENSES
Employee compensation and benefits	73,856	1.8%	72,529	(0.8)%	73,142
Non-cash stock-based compensation	1,463	80.4%	811	(21.2)%	1,029
Other operating expenses	25,423	0.3%	25,359	(11.7)%	28,721
Amortization	8,630	(6.3)%	9,213	0.4%	9,175
Depreciation	2,994	(1.8)%	3,049	11.9%	2,725
Interest	1,794	(44.7)%	3,242	(39.6)%	5,365
Change in estimated acquisition earn-out payables	(471)	NMF (1)	21	—%	—

Total expenses	113,689	(0.5)%	114,224	(4.9)%	120,157

Income before income taxes	$67,588	(9.8)%	$74,941	6.4%	$70,436

Net internal growth rate — core organic commissions and fees	(1.6)%		(7.4)%		6.6%
Employee compensation and benefits ratio	40.7%		38.3%		38.4%
Other operating expenses ratio	14.0%		13.4%		15.1%

Capital expenditures	$2,079		$2,432		$4,318
Total assets at December 31	$734,423		$667,123		$627,392

(1)	NMF = Not a meaningful figure

The National Programs Division’s total revenues in 2011 decreased $7.9 million to $181.3 million, a 4.2% decrease from 2010. Profit-sharing contingent commissions in 2011 decreased $7.3 million from 2010, of which $2.9 million related to our condominium program at FIU, and $4.4 million related to Proctor. FIU’s profit-sharing contingent commissions in 2011 was principally attributable to fact that in 2010, FIU received profit-sharing contingent commissions representing a delayed 2009 payment. Proctor’s decreased profit-sharing contingent commissions were the direct result of the lower premiums generated by Proctor in 2010. Of the $0.5 million net decrease in core commissions and fees for National Programs: (i) an increase of approximately $2.3 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2010; (ii) a decrease of $0.1 million related to commissions and fees revenue recorded in 2010 from business divested during 2011, and (iii) net decrease of $2.7 million was primarily related to net lost business. Therefore, the National Programs Division’s negative growth rate for core organic commissions and fees revenue was (1.6)% for 2011. Of the $2.7 million of net lost business, $4.4 million related to Proctor, and was primarily the result of its loss of a large customer, $1.5 million related to our Cal-Surance® operations and $1.1 million related to FIU, all of which was partially offset by $3.3 million increase related to our public entity business and a $1.0 million net aggregate increase attributable to the other programs in the Division.

Income before income taxes for 2011 decreased 9.8%, or $7.4 million, from the same period in 2010, to $67.6 million. This decrease was primarily driven by the reductions in profit-sharing contingent commissions. Employee compensation and benefits increased $1.3 million primarily due to higher salaries and producer commission expense; non-cash stock grant compensation increased $0.7 million due to the new SIP grants made in the first quarter of 2011; and other operating expenses increased slightly, by less than $0.1 million. Additionally, interest expense of this Division relating to prior acquisitions decreased by $1.4 million, primarily due to the 1.0% annual reduction in the cost of capital interest rate charged against the total purchase price of each of the Division’s prior acquisitions.

The National Programs Division’s total revenues in 2010 decreased $1.4 million to $189.2 million, a 0.7% decrease from 2009. Profit-sharing contingent commissions in 2010 increased $11.0 million over 2009, of which $5.8 million related to our condominium program at FIU, and $3.8 million related to Proctor. FIU’s increased profit-sharing contingent commissions were principally attributable to the lack of hurricane activity in Florida during 2010 and 2009. Proctor’s increased profit-sharing contingent commissions were the direct result of the substantial premium growth generated by Proctor in 2009. Of the $12.6 million net decrease in core commissions and fees for National Programs: (i) an increase of approximately $0.7 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2009; and (ii) net decrease of $13.3 million primarily related to net lost business. Therefore, the National Programs Division’s negative growth rate for core organic commissions and fees revenue was (7.4)% for 2010. Of the $13.3 million of net lost business, $10.7 million related to Proctor, and was primarily the result of its loss of two large customers, $1.9 million related to the Lawyer’s Protector Plan® and $0.9 million related to FIU.

Income before income taxes for 2010 increased 6.4%, or $4.5 million, over the same period in 2009, to $74.9 million. Even though total revenues decreased $1.4 million, total expenses were reduced by $5.9 million. Employee compensation and benefits expense was reduced $0.6 million primarily due to lower salaries and producer commission expense, other operating expenses were reduced by $3.4 million due to broad-based expense reductions, and inter-company interest allocation was reduced by $2.1 million as a result of reduced acquisition activity. Additionally, interest expense of this Division related to prior acquisitions decreased by $2.1 million, primarily due to the 1.0% annual reduction in the cost of capital interest rate charged against the total purchase price of each of the Division’s prior acquisitions.

Wholesale Brokerage Division

The Wholesale Brokerage Division markets and sells excess and surplus commercial and personal lines insurance and reinsurance, primarily through independent agents and brokers. Like the Retail and National Programs Divisions, the Wholesale Brokerage Division’s revenues are primarily commission-based.

Financial information relating to our Wholesale Brokerage Division is as follows (in thousands, except percentages):

	2011	Percent Change	2010	Percent Change	2009
REVENUES
Core commissions and fees	$143,116	1.7%	$140,755	(0.9)%	$142,090
Profit-sharing contingent commissions	12,573	(22.8)%	16,289	4.6%	15,568
Investment income	34	17.2%	29	(53.2)%	62
Other income, net	1,585	(2.5)%	1,626	161.8%	621

Total revenues	157,308	(0.9)%	158,699	0.2%	158,341

EXPENSES
Employee compensation and benefits	76,678	(2.9)%	78,945	(2.0)%	80,561
Non-cash stock-based compensation	1,355	97.2%	687	(30.3)%	985
Other operating expenses	29,442	(3.2)%	30,413	(6.0)%	32,343
Amortization	10,172	(0.3)%	10,201	(0.4)%	10,239
Depreciation	2,537	(5.9)%	2,695	(6.9)%	2,894
Interest	7,082	(34.2)%	10,770	(24.6)%	14,289
Change in estimated acquisition earn-out payables	654	(365.9)%	(246)	—%	—

Total expenses	127,920	(4.2)%	133,465	(5.6)%	141,311

Income before income taxes	$29,388	16.5%	$25,234	48.2%	$17,030

Net internal growth rate — core organic commissions and fees	1.3%		(1.7)%		(6.3)%
Employee compensation and benefits ratio	48.7%		49.7%		50.9%
Other operating expenses ratio	18.7%		19.2%		20.4%

Capital expenditures	$2,547		$1,838		$3,201
Total assets at December 31	$658,040		$631,344		$618,704

The Wholesale Brokerage Division’s total revenues in 2011 decreased $1.4 million from 2010, of which $3.7 million was attributable to lower profit-sharing contingent commissions, which was partially offset by a $2.4 million increase in core commissions and fees revenue. Of the $2.4 million net increase in core commissions and fees revenue: (i) a decrease of $0.5 million related to commissions and fees revenue recorded in 2010 from business divested during 2011; and (ii) net increase of $1.9 million primarily due to net new business. As such, the Wholesale Brokerage Division’s core organic commissions and fees revenue for 2011 was 1.3%. The positive internal growth rate in 2011 compared with the negative growth rates in 2010 and 2009 reflects the gradual stabilization of coastal property insurance rates and the fact that excess and surplus lines insurance products continue to be competitive with the products of admitted carriers including, the Citizens Property Insurance Corporation in Florida.

Income before income taxes for 2011 increased 16.5%, or $4.2 million, over the same period in 2010, to $29.4 million. Even though total revenues decreased by $1.4 million, total expenses were reduced by $5.5 million. Employee compensation and benefits expense was reduced $2.3 million, primarily due to lower management and staff salaries and commissions paid to producers, and other operating expenses were reduced by $1.0 million, primarily in the areas of office rents, postage, and insurance costs. Additionally, interest expenses of the Wholesale Brokerage Division related to prior acquisitions decreased by $3.7 million, primarily due to the 1.0% annual reduction in the cost of capital interest rate charged against the total purchase price of each of the Division’s prior acquisitions.

The Wholesale Brokerage Division’s total revenues in 2010 increased $0.4 million over 2009, of which $0.7 million was attributable to higher profit-sharing contingent commissions and $1.0 million was attributable to an increase in other income, which were partially offset by a $1.3 million reduction in core commissions and fees revenue. Of the $1.3 million net decrease in core commissions and fees revenue: (i) an increase of approximately $1.1 million related to core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2009; and (ii) the remaining net decrease of $2.4 million was primarily due to net lost business. As such, the Wholesale Brokerage Division’s negative growth rate for core organic commissions and fees revenue for 2010 was (1.7)%. Even though the internal growth rate in 2010 remained negative, the substantial reduction in the negative growth rates as compared to 2009 reflects gradual continuation of the stabilization of coastal property insurance rates and the fact that excess and surplus lines insurance products continue to be competitive with the products offered by admitted carriers, including, Citizens Property Insurance Corporation in Florida.

Income before income taxes for 2010 increased 48.2%, or $8.2 million, over the same period in 2009, to $25.2 million. Even though total revenues increased by only $0.4 million, total expenses were reduced by $7.8 million. Employee compensation and benefits expense was reduced by $1.6 million primarily due to lower management and staff salaries and bonuses, and other operating expenses were reduced by $1.9 million, primarily in the areas of postage, supplies, telephone, and office rent costs. Additionally, interest expenses of this Division related to prior acquisitions decreased by $3.5 million, primarily due to the 1.0% annual reduction in the cost of capital interest rate charged against the total purchase price of each of the Division’s prior acquisitions.

Services Division

The Services Division provides insurance-related services, including third-party claims administration (“TPA”) and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside services and, effective in 2010, Social Security disability and Medicare benefits advocacy services.

Unlike our other segments, approximately 99.9% of the Services Division’s 2011 commissions and fees revenue is generated from fees, which are not significantly affected by fluctuations in general insurance premiums.

Financial information relating to our Services Division is as follows (in thousands, except percentages):

	2011	Percent Change	2010	Percent Change	2009
REVENUES
Core commissions and fees	$64,875	40.0%	$46,336	41.7%	$32,689
Profit-sharing contingent commissions	—	—	—	—	—
Investment income	128	753.3%	15	(34.8)%	23
Other income net	969	909.4%	96	209.7%	31

Total revenues	65,972	42.0%	46,447	41.9%	32,743

EXPENSES
Employee compensation and benefits	34,494	30.4%	26,443	38.4%	19,106
Non-cash stock-based compensation	220	152.9%	87	(46.6)%	163
Other operating expenses	11,626	50.3%	7,734	54.2%	5,015
Amortization	2,541	101.0%	1,264	173.6%	462
Depreciation	590	67.6%	352	5.7%	333
Interest	5,746	121.7%	2,592	288.0%	668
Change in estimated acquisition earn-out payables	3,026	973.0%	282	—	—

Total expenses	58,243	50.3%	38,754	50.5%	25,747

Income before income taxes	$7,729	0.5%	$7,693	10.0%	$6,996

Net internal growth rate — core organic commissions and fees	1.3%		(0.2)%		1.7%
Employee compensation and benefits ratio	52.3%		56.9%		58.4%
Other operating expenses ratio	17.6%		16.7%		15.3%

Capital expenditures	$689		$419		$160
Total assets at December 31	$166,060		$145,321		$47,829

The Services Division’s total revenues in 2011 increased $19.5 million over 2010, almost exclusively due to acquired revenues attributable to our new Social Security disability and Medicare benefits advocacy services. The net increase in the Division’s core organic commissions and fees is primarily due to our Medicare Secondary Payer statute (“MSP”) compliance-related services.

Income before income taxes in 2011 increased less than $0.1 million over 2010. Even though the operations acquired in 2011 added substantially to income before income taxes, it was substantially offset by $3.2 million inter-company interest charged against the total purchase price of the Division’s acquisitions and a $2.7 million charge for the change in estimated acquisition earn-out payable.

The Services Division’s total revenues in 2010 increased $13.7 million over 2009, almost exclusively due to acquired revenues attributable to our Medicare Secondary Payer statute (“MSP”) compliance-related services and our new Social Security disability and Medicare benefits advocacy services.

Income before income taxes in 2010 increased $0.7 million over 2009 due to the operations acquired in 2010. Additionally, interest expenses of this Division related to the current year acquisitions increased by $1.9 million, primarily due to the interest rate charged against the total purchase price of each of the Division’s acquisitions.

Other

As discussed in Note 15 of the Notes to Consolidated Financial Statements, the “Other” column in the Segment Information table includes any income and expenses not allocated to reportable segments, and corporate-related items, including the inter-company interest expense charges to reporting segments.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents of $286.3 million at December 31, 2011 reflected an increase of $13.3 million from the $273.0 million balance at December 31, 2010. During 2011, $237.5 million of cash was provided from operating activities. Also during this period, $166.1 million of cash was used for acquisitions, $13.6 million was used for additions to fixed assets, $102.1 million was used for payments on long-term debt and $46.5 million was used for payment of dividends. Additionally, in the third quarter of 2011, we borrowed $100.0 million on our Master Agreement to fund the repayment of our $100.0 million of Series A Senior Notes that matured on September 15, 2011.

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

On January 9, 2012, we completed the acquisition of Arrowhead for a total cash purchase price of $395.0 million, subject to certain adjustments and potential earn out payments of up to $5 million in the aggregate following the third anniversary of the acquisition’s closing date. We financed the acquisition through various modified and new credit facilities.

Our ratio of current assets to current liabilities (the “current ratio”) was 1.47 and 1.39 at December 31, 2011 and 2010, respectively.

Contractual Cash Obligations

As of December 31, 2011, our contractual cash obligations were as follows:

(in thousands)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$251,260	$1,227	$100,033	$50,000	$100,000
Other liabilities	16,940	7,658	5,979	1,566	1,737
Operating leases	109,357	25,176	40,871	27,972	15,338
Interest obligations	56,766	13,338	23,888	11,852	7,688
Unrecognized tax benefits	806	—	806	—	—
Maximum future acquisition contingency payments	132,516	28,048	98,468	6,000	—

Total contractual cash obligations	$567,645	$75,447	$270,045	$97,390	$124,763

Debt

In July 2004, we completed a private placement of $200.0 million of unsecured senior notes (the “Notes”). The $200.0 million was divided into two series: (1) Series A, which closed on September 15, 2004, for $100.0 million due in 2011 and bearing interest at 5.57% per year; and (2) Series B, which closed on July 15, 2004, for $100.0 million due in 2014 and bearing interest at 6.08% per year. Brown & Brown has used the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. On September 15, 2011, the $100.0 million of Series A Notes were redeemed on their normal maturity date. As of December 31, 2011 and 2010, there was an outstanding balance on the Notes of $100.0 million and $200.0 million, respectively.

On December 22, 2006, we entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). On September 30, 2009, we and the Purchaser amended the Master Agreement to extend the term of the agreement until August 20, 2012. The Purchaser also purchased Notes issued by us in 2004. The Master Agreement provides for a $200.0 million private uncommitted “shelf” facility for the issuance of senior unsecured notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten years, as the parties may determine. The Master Agreement includes various covenants, limitations and events of default similar to the Notes issued in 2004. The initial issuance of notes under the Master Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.66% per year. On February 1, 2008, $25.0 million in Series D Senior Notes due January 15, 2015, with a fixed interest rate of 5.37% per year, were issued. On September 15, 2011, and pursuant to a Confirmation of Acceptance, dated January 21, 2011 (the “Confirmation”), in connection with the Master Agreement, $100.0 million in Series E Senior Notes due September 15, 2018, with a fixed interest rate of 4.50% per year, were issued. The Series E Senior Notes were issued for the sole purpose to retire the Series A Senior Notes. As of December 31, 2011, and December 31, 2010, there was an outstanding debt balance issued under the provisions of the Master Agreement of $150.0 million and $50.0 million, respectively.

In accordance with ASC Topic 470 – Debt, we classified the related principal balance of the Series A Senior Notes as long-term debt as of December 31, 2010, as we had both the intent and ability to refinance the obligation on a long-term basis, as evidenced by the Confirmation.

On June 12, 2008, we entered into an Amended and Restated Revolving Loan Agreement dated as of June 3, 2008 (the “Prior Loan Agreement”), with a national banking institution, amending and restating the existing Revolving Loan Agreement dated September 29, 2003, as amended (the “Revolving Agreement”), to increase the lending commitment to $50.0 million (subject to potential increases up to $100.0 million) and to extend the maturity date from December 20, 2011, to June 3, 2013. The Revolving Agreement initially provided for a revolving credit facility in the maximum principal amount of $75.0 million. After a series of amendments that provided covenant exceptions for the notes issued or to be issued under the Master Agreement and relaxed or deleted certain mother covenants, the maximum principal amount was reduced to $20.0 million. During the three months ended December 31, 2011, there were no borrowing against this facility.

On January 9, 2012, we entered into: (1) an amended and restated revolving and term loan credit agreement (the “SunTrust Agreement”) with SunTrust Bank (“SunTrust”) that provides for (a) a $100.0 million term loan (the “SunTrust Term Loan”) and (b) a $50.0 million revolving line of credit (the “SunTrust Revolver”) and (2) a $50.0 million promissory note (the “JPM Note”) in favor of JPMorgan Chase Bank, N.A. (“JPMorgan”), pursuant to a letter agreement executed by JP Morgan (together with the JPM Note, the “JPM Agreement”) that provides for a $50.0 million uncommitted line of credit bridge facility (the “JPM Bridge Facility”). The SunTrust Term Loan, the SunTrust Revolver and the JPM Bridge Facility were each funded on January 9, 2012, and provided the financing for the Arrowhead acquisition. The SunTrust Agreement amended and restated the Prior Loan Agreement.

The maturity date for the SunTrust Term Loan and the SunTrust Revolver is December 31, 2016, at which time all outstanding principal and unpaid interest will be due. Both the SunTrust Term Loan and the SunTrust Revolver may be increased by up to $50.0 million (bringing the total available for each to $150.0 million for the SunTrust Term Loan and $100.0 million for the SunTrust Revolver, respectively). The calculation of interest and fees for the SunTrust Agreement is generally based on our funded debt-to-EBITDA ratio. Interest is charged at a rate equal to 1.00% to 1.40% above LIBOR or 1.00% below the Base Rate, each as more fully described in the SunTrust Agreement. Fees include an up-front fee, an availability fee of 0.175% to 0.25%, and a letter of credit margin fee of 1.00% to 1.40%. Initially, until our March 31, 2012 quarter end, the applicable margin for LIBOR advances is 1.00%, the availability fee is 0.175%, and the letter of credit margin fee is 1.00%. The obligations under the SunTrust Term Loan and SunTrust Revolver are unsecured and the SunTrust Agreement includes various covenants, limitations and events of default that are customary for similar facilities for similar borrowers and that are substantially similar to those contained in the Prior Loan Agreement.

The maturity date for the JPM Bridge Facility was February 3, 2012, at which time all outstanding principal and unpaid interest would have been due. On January 26, 2012, we entered into a term loan agreement (the “JPM Agreement”) with JPMorgan that provided for a $100.0 million term loan (the “JPM Term Loan”). The JPM Term Loan was fully funded on January 26, 2012, and provided the financing to fully repay (1) the “JPM Bridge Facility and (2) the SunTrust Revolver. As a result of the January 26, 2012 financing and repayments, the JPM Bridge Facility was terminated and the SunTrust Revolver’s amount outstanding was brought to zero prior to making subsequent advances thereunder.

The maturity date for the JPM Term Loan is December 31, 2016, at which time all outstanding principal and unpaid interest will be due. Interest is charged at a rate equal to the Alternative Base Rate or 1.00% above the Adjusted LIBOR Rate, each as more fully described in the JPM Agreement. Fees include an up-front fee. The obligations under the JPM Term Loan are unsecured and the JPM Agreement includes various covenants, limitations and events of default that are customary for similar facilities for similar borrowers.

The 90-day LIBOR was 0.581% and 0.300% as of December 31, 2011, and December 31, 2010, respectively. There were no borrowings against this facility at December 31, 2011, or December 31, 2010.

The Master Agreement, the Prior Loan Agreement, the SunTrust Agreement and the JPM Agreement all require that we maintain certain financial ratios and comply with certain other covenants. We were in compliance with all such covenants as of December 31, 2011 and 2010.

Neither we nor our subsidiaries has ever incurred off-balance sheet obligations through the use of, or investment in, off-balance sheet derivative financial instruments or structured finance or special purpose entities organized as corporations, partnerships or limited liability companies or trusts.

We believe that our existing cash, cash equivalents, short-term investment portfolio and funds generated from operations, together with our Master Agreement and the SunTrust Agreement and the JPM Agreement described above, will be sufficient to satisfy our normal liquidity needs through at least the end of 2012. Additionally, we believe that funds generated from future operations will be sufficient to satisfy our normal liquidity needs, including the required annual principal payments on our long-term debt.

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

In addition, we currently have a shelf registration statement with the SEC registering the potential sale of an indeterminate amount of debt and equity securities in the future, from time to time, to augment our liquidity and capital resources. This self registration statement will expire, however, on March 4, 2012. We intend to file a new shelf registration statement at some point after such expiration.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and equity prices. We are exposed to market risk through our investments, revolving credit line and term loan agreements.

Our invested assets are held as cash and cash equivalents, restricted cash and investments, available-for-sale equity securities, equity securities and certificates of deposit. These investments are subject to interest rate risk and equity price risk. The fair values of our cash and cash equivalents, restricted cash and investments, and certificates of deposit at December 31, 2011 and 2010 approximated their respective carrying values due to their short-term duration and, therefore, such market risk is not considered to be material.

We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date.

ITEM	8. Financial Statements and Supplementary Data.

BROWN & BROWN, INC.

CONSOLIDATED STATEMENTS OF

INCOME

	Year Ended December 31,
(in thousands, except per share data)	2011	2010	2009
REVENUES
Commissions and fees	$1,005,962	$966,917	$964,863
Investment income	1,267	1,326	1,161
Other income, net	6,313	5,249	1,853

Total revenues	1,013,542	973,492	967,877

EXPENSES
Employee compensation and benefits	508,675	487,820	484,680
Non-cash stock-based compensation	11,194	6,845	7,358
Other operating expenses	144,079	135,851	143,389
Amortization	54,755	51,442	49,857
Depreciation	12,392	12,639	13,240
Interest	14,132	14,471	14,599
Change in estimated acquisition earn-out payables	(2,206)	(1,674)	—

Total expenses	743,021	707,394	713,123

Income before income taxes	270,521	266,098	254,754
Income taxes	106,526	104,346	101,460

Net income	$163,995	$161,752	$153,294

Net income per share:
Basic	$1.15	$1.14	$1.08

Diluted	$1.13	$1.12	$1.08

Weighted average number of shares outstanding:
Basic	138,582	137,924	137,173

Diluted	140,264	139,318	137,507

Dividends declared per share	$0.3250	$0.3125	$0.3025

See accompanying notes to consolidated financial statements.

BROWN & BROWN, INC.

CONSOLIDATED

BALANCE SHEETS

	At December 31,
(in thousands, except per share data)	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$286,305	$272,984
Restricted cash and investments	130,535	123,594
Short-term investments	7,627	7,678
Premiums, commissions and fees receivable	240,257	214,446
Deferred income taxes	19,863	20,076
Other current assets	23,540	14,031

Total current assets	708,127	652,809
Fixed assets, net	61,360	59,713
Goodwill	1,323,469	1,194,827
Amortizable intangible assets, net	496,182	481,900
Other assets	17,873	11,565

Total assets	$2,607,011	$2,400,814

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Premiums payable to insurance companies	$327,096	$311,346
Premium deposits and credits due customers	30,048	28,509
Accounts payable	22,384	33,693
Accrued expenses and other liabilities	100,865	94,947
Current portion of long-term debt	1,227	1,662

Total current liabilities	481,620	470,157
Long-term debt	250,033	250,067
Deferred income taxes, net	178,052	146,482
Other liabilities	53,343	27,764
Commitments and contingencies (Note 13)
Shareholders’ Equity:
Common stock, par value $0.10 per share; authorized 280,000 shares; issued and outstanding 143,352 at 2011 and 142,795 at 2010	14,335	14,279
Additional paid-in capital	307,059	286,997
Retained earnings	1,322,562	1,205,061
Accumulated other comprehensive income, net of related income tax effect of $4 at 2011 and $4 at 2010	7	7

Total shareholders’ equity	1,643,963	1,506,344

Total liabilities and shareholders’ equity	$2,607,011	$2,400,814

See accompanying notes to consolidated financial statements.

BROWN & BROWN, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
(in thousands, except per share data)	Shares Outstanding	Par Value
Balance at January 1, 2009	141,544	$14,154	$250,167	$977,407	$13	$1,241,741

Net income				153,294		153,294
Net unrealized holding gain on available-for-sale securities					(8)	(8)

Comprehensive income						153,286
Common stock issued for employee stock benefit plans	518	52	17,160			17,212
Income tax benefit from exercise of stock benefit plans			243			243
Common stock issued to directors	14	2	286			288
Cash dividends paid ($0.3025 per share)				(42,896)		(42,896)

Balance at December 31, 2009	142,076	$14,208	$267,856	$1,087,805	$5	$1,369,874

Net income				161,752		161,752
Net unrealized holding loss on available-for-sale securities					2	2

Comprehensive income						161,754
Common stock issued for employee stock benefit plans	705	70	7,495			7,565
Income tax benefit from exercise of stock benefit plans			11,391			11,391
Common stock issued to directors	14	1	255			256
Cash dividends paid ($0.3125 per share)				(44,496)		(44,496)

Balance at December 31, 2010	142,795	$14,279	$286,997	$1,205,061	$7	$1,506,344

Net income and comprehensive income				163,995		163,995
Common stock issued for employee stock benefit plans	545	55	18,859			18,914
Income tax benefit from exercise of stock benefit plans			916			916
Common stock issued to directors	12	1	287			288
Cash dividends paid ($0.3250 per share)				(46,494)		(46,494)

Balance at December 31, 2011	143,352	$14,335	$307,059	$1,322,562	$7	$1,643,963

See accompanying notes to consolidated financial statements.

BROWN & BROWN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2011	2010	2009
Cash flows from operating activities:
Net income	$163,995	$161,752	$153,294
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	54,755	51,442	49,857
Depreciation	12,392	12,639	13,240
Non-cash stock-based compensation	11,194	6,845	7,358
Change in estimated acquisition earn-out payables	(2,206)	(1,674)	—
Deferred income taxes	30,328	22,587	27,851
Income tax benefit from exercise of shares from the stock benefit plans	(916)	(11,391)	—
Net (gain) loss on sales of investments, fixed assets and customer accounts	(1,890)	(1,474)	374
Payments on acquisition earn-outs in excess of original estimated payables	(1,369)	—	—
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Restricted cash and investments (increase) decrease	(6,941)	31,663	(10,507)
Premiums, commissions and fees receivable (increase) decrease	(20,570)	(2,555)	36,943
Other assets (increase) decrease	(7,322)	14,529	8,668
Premiums payable to insurance companies increase (decrease)	9,447	436	(48,491)
Premium deposits and credits due customers increase (decrease)	1,277	(9,673)	(6,049)
Accounts payable (decrease) increase	(2,807)	28,246	(1,819)
Accrued expenses and other liabilities increase (decrease)	3,975	(2,087)	(488)
Other liabilities (decrease)	(5,811)	(5,233)	(8,646)

Net cash provided by operating activities	237,531	296,052	221,585
Cash flows from investing activities:
Additions to fixed assets	(13,608)	(10,454)	(11,310)
Payments for businesses acquired, net of cash acquired	(166,055)	(157,637)	(44,682)
Proceeds from sales of fixed assets and customer accounts	3,686	1,558	1,305
Purchases of investments	(12,698)	(9,285)	(11,570)
Proceeds from sales of investments	12,950	9,327	10,828

Net cash used in investing activities	(175,725)	(166,491)	(55,429)
Cash flows from financing activities:
Payments on acquisition earn-outs	(8,843)	(2,136)	—
Proceeds from long-term debt	100,000	—	—
Payments on long-term debt	(102,072)	(19,425)	(15,089)
Borrowings on revolving credit facility	—	—	14,390
Payments on revolving credit facility	—	—	(14,390)
Income tax benefit from exercise of shares from the stock benefit plans	916	11,391	243
Issuances of common stock for employee stock benefit plans	8,667	11,119	10,142
Repurchase stock benefit plan shares for employee to fund tax withholdings	(659)	(10,143)	—
Cash dividends paid	(46,494)	(44,496)	(42,896)

Net cash used in financing activities	(48,485)	(53,690)	(47,600)

Net increase in cash and cash equivalents	13,321	75,871	118,556
Cash and cash equivalents at beginning of year	272,984	197,113	78,557

Cash and cash equivalents at end of year	$286,305	$272,984	$197,113

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

Revenue Recognition

Commission revenues are recognized as of the effective date of the insurance policy or the date on which the policy premium is billed to the customer, whichever is later. At that date, the earnings process has been completed, and Brown & Brown can reliably estimate the impact of policy cancellations for refunds and establish reserves accordingly. The reserve for policy cancellations is based upon historical cancellation experience adjusted for known circumstances. The policy cancellation reserve was $6,396,000 and $5,559,000 at December 31, 2011 and 2010, respectively, and it is periodically evaluated and adjusted as necessary. Subsequent commission adjustments are recognized upon receipt of notification from the insurance companies. Commission revenues are reported net of commissions paid to sub-brokers or co-brokers. Profit-sharing contingent commissions from insurance companies are recognized when determinable, which is when such commissions are received, or when officially notified of the amount of such commissions. Fee income is recognized as services are rendered.

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

Goodwill and Amortizable Intangible Assets

The excess of the purchase price of an acquisition over the fair value of the identifiable tangible and amortizable intangible assets is assigned to goodwill. While goodwill is not amortizable, it is subject to at least an annual assessment, and more frequently in the presence of certain circumstances, for impairment by applying a fair value-based test. Amortizable intangible assets are amortized over their useful lives and are subject to an impairment review based on an estimate of the undiscounted future cash flows resulting from the use of the asset. The Company compares the fair value of each reporting unit with its carrying amount to determine if there is potential impairment of goodwill. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. Fair value is estimated based on multiples of earnings before interest, income taxes, depreciation and amortization (“EBITDA”). Brown & Brown completed its most recent annual assessment as of November 30, 2011 and determined that the fair value of goodwill and amortizable intangible assets substantially exceed the carrying value of such assets. In addition, as of December 31, 2011, there are no accumulated impairment losses.

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

The carrying value of intangibles attributable to each business or asset group comprising Brown & Brown is periodically reviewed by management to determine if the facts and circumstances suggest they may be impaired. In the insurance agency and wholesale brokerage industry, it is common for agencies or customer accounts to be acquired at a price determined as a multiple of either their corresponding revenues or EBITDA. Accordingly, Brown & Brown assesses the carrying value of its intangible assets by considering the estimated future undiscounted cash flows generated by the corresponding business or asset group. Any impairment identified through this assessment may require that the carrying value of related intangible assets be adjusted; however, no impairments have been recorded for the years ended December 31, 2011, 2010 and 2009.

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

Basic EPS is computed based on the weighted average number of common shares (including participating securities) issued and outstanding during the period. Diluted EPS is computed based on the weighted average common shares issued and outstanding plus equivalent shares assuming the exercise of stock options. The dilutive effect of stock options is computed by application of the treasury stock method. For the years ended December 31, 2010 and 2009, the impact of outstanding options to purchase 12,000 shares of common stock, in each period, was anti-dilutive; these shares were excluded from the calculation of diluted net income per share. The following is a reconciliation between basic and diluted weighted average shares outstanding for the years ended December 31:

(in thousands, except per share data)	2011	2010	2009
Net income	$163,995	$161,752	$153,294
Net income attributable to unvested awarded performance stock	(5,099)	(5,097)	(4,937)

Net income attributable to common shares	$158,896	$156,655	$148,357

Weighted average basic number of common shares outstanding	143,029	142,412	141,738
Less unvested awarded performance stock included in weighted average basic share outstanding	(4,447)	(4,488)	(4,565)

Weighted average number of common shares outstanding for basic earnings per common share	138,582	137,924	137,173
Dilutive effect of stock options	1,682	1,394	334

Weighted average number of shares outstanding	140,264	139,318	137,507

Net income per share:
Basic	$1.15	$1.14	$1.08

Diluted	$1.13	$1.12	$1.08

Fair Value of Financial Instruments

The carrying amounts of Brown & Brown’s financial assets and liabilities, including cash and cash equivalents, restricted cash and investments, investments, premiums, commissions and fees receivable, premiums payable to insurance companies, premium deposits and credits due customers and accounts payable, at December 31, 2011 and 2010, approximate fair value because of the short-term maturity of these instruments. The carrying amount of Brown & Brown’s long-term debt approximates fair value at December 31, 2011 and 2010 since the related coupon rate approximates the current market rate.

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

Recent Accounting Pronouncements

Comprehensive Income—In June 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This authoritative guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholder’s equity. This authoritative guidance is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Except for presentation requirements, the Company does not expect the adoption of this guidance to have a material effect on its Financial Statements.

Goodwill Impairment—In September 2011, the FASB issued authoritative guidance which simplifies goodwill impairment testing by allowing an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. An entity is no longer required to determine the fair value of a reporting unit unless it is more likely than not that the fair value is less than carrying value. The guidance is effective for interim and annual periods beginning after December 15, 2011. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material effect on its Financial Statements.

NOTE 2 Business Combinations

Acquisitions in 2011

During 2011, Brown & Brown acquired the assets and assumed certain liabilities of 37 insurance intermediaries, all of the stock of one insurance intermediary and several books of business (customer accounts). The aggregate purchase price of these acquisitions was $214,822,000, including $167,444,000 of cash payments, the issuance of $1,194,000 in notes payable, the assumption of $15,659,000 of liabilities and $30,525,000 of recorded earn-out payables. All of these acquisitions were acquired primarily to expand Brown & Brown’s core businesses and to attract and hire high-quality individuals. Acquisition purchase prices are typically based on a multiple of average annual operating profit earned over a one- to three-year period within a minimum and maximum price range. The recorded purchase price for all acquisitions consummated after January 1, 2009 included an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations will be recorded in the consolidated statement of income when incurred.

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

Based on acquisition date and the complexity of the underlying valuation work, certain amounts included in the Company’s consolidated financial statements may be provisional and thus subject to further adjustments within the permitted measurement period, as defined in Accounting Standards Codification (“ASC”) Topic 805—Business Combinations. However, the Company does not expect any adjustments to such allocations to be material to the Company’s Consolidated Financial Statements.

These acquisitions have been accounted for as business combinations and are as follows:

(in thousands)
Name	Business Segment	2011 Date of Acquisition	Cash Paid	Note Payable	Recorded Earn-out Payable	Net Assets Acquired	Maximum Potential Earn-out Payable
Balcos Insurance, Inc.	Retail	January 1	$8,611	$—	$1,595	$10,206	$5,766
Associated Insurance Service, Inc. et al.	Retail	January 1	12,000	—	1,575	13,575	6,000
United Benefit Services Insurance Agency LLC et al.	Retail	February 1	14,283	—	2,590	16,873	8,442
First Horizon Insurance Group, Inc. et al.	Retail	April 30	25,060	—	—	25,060	—
Fitzharris Agency, Inc. et al.	Retail	May 1	6,159	—	888	7,047	3,832
Corporate Benefit Consultants, LLC	Retail	June 1	9,000	—	2,038	11,038	4,520
Sitzmann, Morris & Lavis Insurance Agency, Inc. et al.	Retail	November 1	40,460	—	6,228	46,688	19,000
Snapper Shuler Kenner, Inc. et al.	Retail	November 1	7,493	—	1,318	8,811	3,988
Industry Consulting Group, Inc.	National Programs	November 1	9,133	—	3,877	13,010	5,794
Colonial Claims Corporation et al.	Services	December 23	9,950	—	4,248	14,198	8,000
Other	Various	Various	25,295	1,194	6,168	32,657	12,865

Total			$167,444	$1,194	$30,525	$199,163	$78,207

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition:

(in thousands)	Balcos	AIS	United	FHI	FA	CBC
Cash	$—	$—	$—	$5,170	$—	$—
Other current assets	187	252	438	1,640	77	227
Fixed assets	20	100	20	134	60	6
Goodwill	6,486	9,055	10,049	15,254	7,244	6,738
Purchased customer accounts	3,530	4,086	7,045	8,088	3,351	4,046
Non-compete agreements	42	92	45	10	21	21
Other assets	—	—	4	9	—	—

Total assets acquired	10,265	13,585	17,601	30,305	10,753	11,038

Other current liabilities	(59)	(10)	(728)	(3,790)	(3,706)	—
Deferred income taxes, net	—	—	—	(1,455)	—	—
Other liabilities	—	—	—	—	—	—

Total liabilities assumed	(59)	(10)	(728)	(5,245)	(3,706)	—

Net assets acquired	$10,206	$13,575	$16,873	$25,060	$7,047	$11,038

(in thousands)	SML	SSK	ICG	CC	Other	Total
Cash	$—	$—	$—	$—	$—	$5,170
Other current assets	1,372	247	336	—	1,059	5,835
Fixed assets	465	45	100	60	65	1,075
Goodwill	31,601	5,818	9,564	8,070	18,465	128,344
Purchased customer accounts	13,995	2,726	7,161	6,094	13,746	73,868
Non-compete agreements	42	12	11	23	187	506
Other assets	4	—	5	—	2	24

Total assets acquired	47,479	8,848	17,177	14,247	33,524	214,822

Other current liabilities	(791)	(37)	(1,096)	(49)	(867)	(11,133)
Deferred income taxes, net	—	—	—	—	—	(1,455)
Other liabilities	—	—	(3,071)	—	—	(3,071)

Total liabilities assumed	(791)	(37)	(4,167)	(49)	(867)	(15,659)

Net assets acquired	$46,688	$8,811	$13,010	$14,198	$32,657	$199,163

The weighted average useful lives for the above acquired amortizable intangible assets are as follows: purchased customer accounts are 15.0 years, and noncompete agreements are 5.0 years.

Goodwill of $128,344,000, was assigned to the Retail, National Programs and Services Divisions in the amounts of $108,420,000, $11,853,000 and $8,071,000, respectively. Of the total goodwill of $128,344,000, $84,105,000 is currently deductible for income tax purposes and $13,714,000 is non-deductible. The remaining $30,525,000 relates to the earn-out payables and will not be deductible until it is earned and paid.

The results of operations for the acquisitions completed during 2011 have been combined with those of the Company since their respective acquisition dates. The total revenues and income before income taxes from the acquisitions completed through December 31, 2011 included in the Condensed Consolidated Statement of Income for the twelve months ended December 31, 2011 were $40,291,000 and $7,223,000, respectively. If the acquisitions had occurred as of the beginning of the comparable prior annual reporting period, the Company’s estimated results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

(UNAUDITED)	For the Year Ended December 31,
(in thousands, except per share data)	2011	2010
Total revenues	$1,058,142	$1,059,857
Income before income taxes	$283,404	$291,944
Net income	$171,805	$177,464
Net income per share:
Basic	$1.20	$1.25
Diluted	$1.19	$1.23
Weighted average number of shares outstanding:
Basic	138,582	137,924
Diluted	140,264	139,318

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

For acquisitions consummated prior to January 1, 2009, additional consideration paid to sellers as a result of purchase price “earn-out” provisions are recorded as adjustments to intangible assets when the contingencies are settled. The net additional consideration paid by the Company in 2011 as a result of these adjustments totaled $4,190,000, all of which was allocated to goodwill. Of the $4,190,000 net additional consideration paid, $3,781,000 was paid in cash and $409,000 was issued in notes payable. The net additional consideration paid by the Company in 2010 as a result of these adjustments totaled $4,037,000, all of which was allocated to goodwill. Of the $4,037,000 net additional consideration paid, $975,000 was paid in cash and $3,062,000 was issued in notes payable.

As of December 31, 2011, the maximum future contingency payments related to all acquisitions totaled $132,516,000, of which $5,098,000 relates to acquisitions consummated prior to January 1, 2009 and $127,418,000 relates to acquisitions consummated subsequent to January 1, 2009.

ASC Topic 805—Business Combinations is the authoritative guidance requiring an acquirer to recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities (with only limited exceptions) upon initially obtaining control of an acquired entity. Additionally, the fair value of contingent consideration arrangements (such as earn-out purchase arrangements) at the acquisition date must be included in the purchase price consideration. As a result, the recorded purchase price for all acquisitions consummated after January 1, 2009 include an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in these earn-out obligations will be recorded in the consolidated statement of income when incurred. Potential earn-out obligations are typically based upon future earnings of the acquired entities, usually between one and three years.

As of December 31, 2011, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3). The resulting additions, payments, net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the years ended December 31, 2011, 2010, and 2009, were as follows (in thousands):

(in thousands)	2011	2010	2009
Balance as of January 1	$29,608	$7,354	$—
Additions to estimated acquisition earn-out payables	30,525	25,090	7,226
Payments for estimated acquisition earn-out payables	(10,212)	(1,162)	—

Net change in earnings from estimated acquisition earn-out payables:
Change in fair value on estimated acquisition earn-out payables	(4,043)	(2,606)	—
Interest expense accretion	1,837	932	128

Net change in earnings from estimated acquisition earn-out payables	(2,206)	(1,674)	—

Balance as of December 31	$47,715	$29,608	$7,354

Of the $47,715,000 estimated acquisition earn-out payables as of December 31, 2011, $3,654,000 was recorded as accounts payable and $44,061,000 was recorded as other non-current liability. Of the $29,609,000 estimated acquisition earn-out payables as of December 31, 2010, $7,651,000 was recorded as accounts payable and $21,958,000 was recorded as other non-current liability.

NOTE 3 Goodwill

The changes in the carrying value of goodwill by operating segment for the years ended December 31, are as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Service	Total
Balance as of January 1, 2010	$656,108	$152,601	$256,418	$9,270	$1,074,397
Goodwill of acquired businesses	60,518	—	942	58,970	120,430

Balance as of December 31, 2010	716,626	152,601	257,360	68,240	1,194,827
Goodwill of acquired businesses	112,610	11,853	—	8,071	132,534
Goodwill transferred	(1,771)	—	1,771	—	—
Goodwill disposed of relating to sales of businesses	(3,892)	—	—	—	(3,892)

Balance as of December 31, 2011	$823,573	$164,454	$259,131	$76,311	$1,323,469

NOTE 4 Amortizable Intangible Assets

Amortizable intangible assets at December 31 consisted of the following:

	2011				2010
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (years)
Purchased customer accounts	$876,552	$(381,615)	$494,937	14.9	$811,143	$(330,627)	$480,516	14.9
Non-compete agreements	25,291	(24,046)	1,245	7.2	25,181	(23,797)	1,384	7.3

Total	$901,843	$(405,661)	$496,182		$836,324	$(354,424)	$481,900

Amortization expense recorded for amortizable intangible assets for the years ended December 31, 2011, 2010 and 2009 was $54,755,000, $51,442,000 and $49,857,000, respectively.

Amortization expense for amortizable intangible assets for the years ending December 31, 2012, 2013, 2014, 2015 and 2016 is estimated to be $56,337,000, $55,437,000, $54,282,000, $52,949,000, and $48,364,000, respectively.

NOTE 5 Investments

Investments, which have been classified as ASC 805 Level 1 securities, at December 31 consisted of the following:

	2011 Carrying Value		2010 Carrying Value
(in thousands)	Current	Non- Current	Current	Non- Current
Available-for-sale equity securities	$36	$—	$36	$—
Certificates of deposit and other securities	7,591	516	7,642	517

Total investments	$7,627	$516	$7,678	$517

The following table summarizes available-for-sale securities at December 31:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities:
2011	$25	$11	—	$36
2010	$25	$11	—	$36

The following table summarizes the proceeds and realized gains/(losses) on equity securities and certificates of deposit for the years ended December 31:

(in thousands)	Proceeds	Gross Realized Gains	Gross Realized Losses
2011	$12,950	$124	$—
2010	$9,327	$6	$—
2009	$10,828	$—	$(299)

NOTE 6 Fixed Assets

Fixed assets at December 31 consisted of the following:

(in thousands)	2011	2010
Furniture, fixtures and equipment	$131,436	$125,963
Leasehold improvements	17,045	16,151
Land, buildings and improvements	438	438

Total cost	148,919	142,552
Less accumulated depreciation and amortization	(87,559)	(82,839)

Total	$61,360	$59,713

Depreciation and amortization expense for fixed assets amounted to $12,392,000 in 2011, $12,639,000 in 2010, and $13,240,000 in 2009.

NOTE 7 Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at December 31 consisted of the following:

	$131,436	$131,436
(in thousands)	2011	2010
Accrued bonuses	$47,585	$43,896
Accrued compensation and benefits	16,818	16,040
Accrued rent and vendor expenses	11,554	10,445
Reserve for policy cancellations	6,396	5,559
Accrued interest	3,288	4,727
Other	15,224	14,280

Total	$100,865	$94,947

NOTE 8 Long-Term Debt

Long-term debt at December 31 consisted of the following:

(in thousands)	2011	2010
Unsecured Senior Notes	$250,000	$250,000
Acquisition notes payable	1,260	1,729
Revolving credit facility	—	—
Other notes payable	—	—

Total debt	251,260	251,729
Less current portion	(1,227)	(1,662)

Long-term debt	$250,033	$250,067

In July 2004, the Company completed a private placement of $200.0 million of unsecured senior notes (the “Notes”). The $200.0 million is divided into two series: (1) Series A, which closed on September 15, 2004, for $100.0 million was due in 2011 and bore interest at 5.57% per year; and (2) Series B, which closed on July 15, 2004, for $100.0 million due in 2014 and bearing interest at 6.08% per year. Brown & Brown has used the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. On September 15, 2011, the $100.0 million of Series A Notes were redeemed on their normal maturity date. As of December 31, 2011 and 2010, there was an outstanding balance on the Notes of $100.0 million and $200.0 million, respectively.

On December 22, 2006, the Company entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). On September 30, 2009, the Company and the Purchaser amended the Master Agreement to extend the term of the agreement until August 20, 2012. The Purchaser also purchased Notes issued by the Company in 2004. The Master Agreement provides for a $200.0 million private uncommitted “shelf” facility for the issuance of senior unsecured notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten years, as the parties may determine. The Master Agreement includes various covenants, limitations and events of default similar to the Notes issued in 2004. The initial issuance of notes under the Master Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.66% per year. On February 1, 2008, $25.0 million in Series D Senior Notes due January 15, 2015, with a fixed interest rate of 5.37% per year, were issued. On September 15, 2011, pursuant to a Confirmation of Acceptance dated January 21, 2011 (the “Confirmation”), in connection with the Master Agreement, $100.0 million in Series E Senior Notes due September 15, 2018, with a fixed interest rate of 4.50% per year, were issued. The Series E Senior Notes were issued for the sole purpose to retire the Series A Senior Notes. As of December 31, 2011, and December 31, 2010, there was an outstanding debt balance issued under the provisions of the Master Agreement of $150.0 million and $50.0 million, respectively.

In accordance with ASC Topic 470 – Debt, the Company classified the related principal balance of the Series A Senior Notes as long-term debt as of December 31, 2010, as the Company had both the intent and ability to refinance the obligation on a long-term basis, as evidenced by the Confirmation.

On June 12, 2008, the Company entered into an Amended and Restated Revolving Loan Agreement dated as of June 3, 2008 (the “Prior Loan Agreement”), with a national banking institution, amending and restating the existing Revolving Loan Agreement dated September 29, 2003, as amended (the “Revolving Agreement”), to increase the lending commitment to $50.0 million (subject to potential increases up to $100.0 million) and to extend the maturity date from December 20, 2011, to June 3, 2013.

The calculation of interest and fees is generally based on the Company’s quarterly ratio of funded debt to earnings before interest, taxes, depreciation, amortization, and non-cash stock-based compensation. Interest is charged at a rate equal to 0.50% to 1.00% above the London Interbank Offering Rate (“LIBOR”) or 1.00% below the base rate, each as more fully defined in the Loan Agreement. Fees include an upfront fee, an availability fee of 0.10% to 0.20%, and a letter of credit usage fee of 0.50% to 1.00%. The Loan Agreement contains various covenants, limitations, and events of default customary for similar facilities for similar borrowers. The 90-day LIBOR was 0.581% and 0.300% as of December 31, 2011, and December 31, 2010, respectively. There were no borrowings against this facility at December 31, 2011, or December 31, 2010. See Note 16—Subsequent Events for a discussion of the Company entering into certain credit agreements in January 2012.

All three of these credit agreements require Brown & Brown to maintain certain financial ratios and comply with certain other covenants. Brown & Brown was in compliance with all such covenants as of December 31, 2011 and 2010.

Acquisition notes payable represent debt incurred to former owners of certain insurance operations acquired by Brown & Brown. These notes and future contingent payments are payable in monthly, quarterly and annual installments through July 2013.

Interest paid in 2011, 2010 and 2009 was $15,571,000, $14,491,000 and $14,636,000, respectively.

At December 31, 2011, maturities of long-term debt were $1,227,000 in 2012, $33,000 in 2013, $100,000,000 in 2014, $25,000,000 in 2015, $25,000,000 in 2016 and $100,000,000 in 2017 and beyond.

NOTE 9 Income Taxes

Significant components of the provision (benefit) for income taxes for the years ended December 31 are as follows:

(in thousands)	2011	2010	2009
Current:
Federal	$65,461	$70,715	$62,547
State	10,084	10,236	10,730
Foreign	638	860	286

Total current provision	76,183	81,811	73,563

Deferred:
Federal	27,212	19,890	24,913
State	3,131	2,645	2,984

Total deferred provision	30,343	22,535	27,897

Total tax provision	$106,526	$104,346	$101,460

A reconciliation of the differences between the effective tax rate and the federal statutory tax rate for the years ended December 31 is as follows:

	$106,526	$106,526	$106,526
	2011	2010	2009
Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.5	3.5	4.0
Non-deductible employee stock purchase plan expense	0.3	0.3	0.4
Non-deductible meals and entertainment	0.3	0.3	0.3
Interest exempt from taxation and dividend exclusion	—	—	(0.1)
Other, net	0.3	0.1	0.2

Effective tax rate	39.4%	39.2%	39.8%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the corresponding amounts used for income tax reporting purposes.

Significant components of Brown & Brown’s current deferred tax assets as of December 31 are as follows:

(in thousands)	2011	2010
Current deferred tax assets:
Deferred profit-sharing contingent commissions	$11,124	$12,274
Accruals and reserves	8,739	7,802

Total current deferred tax assets	$19,863	$20,076

Significant components of Brown & Brown’s non-current deferred tax liabilities and assets as of December 31 are as follows:

(in thousands)	2011	2010
Non-current deferred tax liabilities:
Fixed assets	$11,400	$9,263
Net unrealized holding gain of available-for-sale securities	4	4
Prepaid insurance and pension	3,123	28
Intangible assets	176,459	146,815

Total non-current deferred tax liabilities	190,986	156,110

Non-current deferred tax assets:
Deferred compensation	11,341	8,232
Accruals and reserves	—	—
Net operating loss carryforwards	2,071	1,721
Valuation allowance for deferred tax assets	(478)	(325)

Total non-current deferred tax assets	12,934	9,628

Net non-current deferred tax liability	$178,052	$146,482

Income taxes paid in 2011, 2010 and 2009 were $75,403,000, $69,828,000, and $76,373,000, respectively.

At December 31, 2011, Brown & Brown had net operating loss carryforwards of $295,000 and $40,915,000 for federal and state income tax reporting purposes, respectively, portions of which expire in the years 2012 through 2031. The federal carryforward is derived from insurance operations acquired by Brown & Brown in 2001. The state carryforward is derived from the operating results of certain subsidiaries.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2011	2010	2009
Unrecognized tax benefits balance at January 1	$656	$635	$611
Gross increases for tax positions of prior years	257	229	489
Gross decreases for tax positions of prior years	—	—	(274)
Settlements	(107)	(208)	(182)
Lapse of statute of limitations	—	—	(9)

Unrecognized tax benefits balance at December 31	$806	$656	$635

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2011 and 2010, we had approximately $188,000 and $140,000 of accrued interest related to uncertain tax positions, respectively.

Total amount of unrecognized tax benefits that would affect our effective tax rate if recognized is $806,000 as of December 31, 2011 and $656,000 as of December 31, 2010. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

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

The Company is subject to taxation in the United States and various state jurisdictions. The Company is also subject to taxation in the United Kingdom. In the United States, federal returns for fiscal years 2008 through 2011 remain open and subject to examination by the Internal Revenue Service. The Company files and remits state income taxes in various states where the Company has determined it is required to file state income taxes. The Company’s filings with those states remain open for audit for the fiscal years 2007 through 2011. In the United Kingdom, the Company’s filings remain open for audit for the fiscal years 2008 through 2011. The Company currently has no ongoing federal, state or foreign income tax audits.

NOTE 10 Employee Savings Plan

The Company has an Employee Savings Plan (401(k)) under which substantially all employees with more than 30 days of service are eligible to participate. Under this plan, Brown & Brown makes matching contributions, subject to a maximum of 2.5% of each participant’s salary. Further, the Company provides for a discretionary profit-sharing contribution of 1.5% of the employee’s salary for all eligible employees. The Company’s contributions to the plan totaled $11,866,000 in 2011, $11,376,000 in 2010, and $11,750,000 in 2009.

NOTE 11 Stock-Based Compensation

Performance Stock Plan

Brown & Brown has adopted and the shareholders have approved a performance stock plan, under which up to 14,400,000 Performance Stock Plan (“PSP”) shares may be granted to key employees contingent on the employees’ future years of service with Brown & Brown and other criteria established by the Compensation Committee of the Company’s Board of Directors. Before participants may take full title to Performance Stock, two vesting conditions must be met. Of the grants currently outstanding, specified portions will satisfy the first condition for vesting based on 20% incremental increases in the 20-trading-day average stock price of Brown & Brown’s common stock from the initial grant price specified by Brown & Brown. Performance Stock that has satisfied the first vesting condition is considered “awarded shares.” Awarded shares are included as issued and outstanding common stock shares and are included in the calculation of basic and diluted EPS. Dividends are paid on awarded shares and participants may exercise voting privileges on such shares. Awarded shares satisfy the second condition for vesting on the earlier of a participant’s: (i) 15 years of continuous employment with Brown & Brown from the date shares are granted to the participants (or, in the case of the July 2009 grant to Powell Brown, 20 years); (ii) attainment of age 64; or (iii) death or disability. On April 28, 2010, the PSP was suspended and any remaining authorized but unissued shares, as well as any shares forfeited in the future, will be reserved for issuance under the 2010 Stock Incentive Plan (the “SIP”).

At December 31, 2011, 7,113,819 shares had been granted under the PSP at initial stock prices ranging from $1.90 to $30.55. As of December 31, 2011, 1,586,543 shares have not met the first condition for vesting, 3,345,269 shares met the first condition for vesting and had been awarded, and 2,182,007 shares satisfied both conditions for vesting and had been distributed to the participants.

The Company uses a path-dependent lattice model to estimate the fair value of PSP grants on the grant date.

A summary of PSP activity for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Weighted- Average Grant Date Fair Value	Granted Shares	Awarded Shares	Shares Not Yet Awarded
Outstanding at January 1, 2009	$7.21	7,822,076	4,629,221	3,192,855

Granted	$11.80	389,580	—	389,580
Awarded	$—	—	—	—
Vested	$6.05	(73,860)	(73,860)	—
Forfeited	$10.42	(379,249)	(131,925)	(247,324)

Outstanding at December 31, 2009	$7.39	7,758,547	4,423,436	3,335,111

Granted	$9.67	384,420	—	384,420
Awarded	$9.49	—	474,113	(474,113)
Vested	$2.02	(1,388,789)	(1,388,789)	—
Forfeited	$7.91	(962,324)	(117,241)	(845,083)

Outstanding at December 31, 2010	$7.32	5,791,854	3,391,519	2,400,335

Granted	$—	—	—	—
Awarded	$9.56	—	447,154	(447,154)
Vested	$6.01	(106,490)	(106,490)	—
Forfeited	$9.48	(753,552)	(386,914)	(366,638)

Outstanding at December 31, 2011	$8.08	4,931,812	3,345,269	1,586,543

The weighted average grant-date fair value of PSP grants for years ended December 31, 2011, 2010 and 2009 was $ 0.00, $9.67, $11.80, respectively. The total fair value of PSP grants that vested during each of the years ended December 31, 2011, 2010 and 2009 was $2,384,000, $31,965,000 and $1,412,000, respectively.

Stock Incentive Plan

On April 28, 2010, the shareholders of Brown & Brown, Inc. approved the SIP that provides for the granting of stock options, stock and/or stock appreciation rights to employees and Board members contingent on criteria established by the Compensation Committee of the Company’s Board of Directors. The principal purpose of the SIP is to attract, incentivize and retain key employees by offering those persons an opportunity to acquire or increase a direct proprietary interest in the Company’s operations and future success. The SIP includes a sub-plan applicable to Decus Insurance Brokers Limited (“Decus”) which, together with its parent company, Decus Holdings (U.K.) Limited, are the Company’s only foreign subsidiaries. The shares of stock reserved for issuance under the SIP are any shares that are authorized to be issued under the PSP that are not already subject to grants under the PSP, and that were outstanding as of April 28, 2010, the date of suspension of the PSP, together with PSP shares and SIP shares that are forfeited after that date. As of April 28, 2010, 6,046,768 shares were available for issuance under the PSP, which were then transferred to the SIP. Stock grants under the SIP vest in six to ten years, subject to the achievement of certain performance criteria by grantees, and the achievement of consolidated EPS growth at certain levels by the Company, over a five-year measurement period ending December 31, 2015.

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

In 2011, shares totaling 2,375,892 were granted under the SIP. Of this total, grants totaling 24,670 shares were made to Decus employees under the SIP sub-plan applicable to Decus. As of December 31, 2011, 37,408 shares met the first condition for vesting and had been awarded. At December 31, 2011, 4,808,124 shares are available for future grants, of which 2,261,307 of these shares are reserved for grants with PSP-type vesting conditions.

The Company uses the closing stock price on the day prior to the grant date to determine the fair value of SIP grants and then applies an estimated forfeiture factor to estimate the annual expense. Additionally, the Company uses the path-dependent lattice model to estimate the fair value of PSP-like grants as of the grant date. SIP shares that satisfied the first vesting condition for PSP-like grants or the established performance criteria are considered “awarded shares.” Awarded shares are included as issued and outstanding common stock shares and are included in the calculation of basic and diluted EPS. Dividends are paid on awarded shares and participants may exercise voting privileges on such shares.

A summary of SIP activity for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Weighted- Average Grant Date Fair Value	Granted Shares	Awarded Shares	Shares Not Yet Awarded
Outstanding at January 1, 2010	$—	—	—	—

Granted	$12.62	192,245	—	192,245
Awarded	$12.62	—	38,449	(38,449)
Vested	$—	—	—	—
Forfeited	$—	—	—	—

Outstanding at December 31, 2010	$12.62	192,245	38,449	153,796

Granted	$23.94	2,375,892	—	2,375,892
Awarded	$11.41	—	(1,041)	1,041
Vested	$—	—	—	—
Forfeited	$23.94	(90,080)	—	(90,080)

Outstanding at December 31, 2011	$23.06	2,478,057	37,408	2,440,649

Employee Stock Purchase Plan

The Company has a shareholder-approved Employee Stock Purchase Plan (“ESPP”) with a total of 12,000,000 authorized shares and 2,297,258 available for future subscriptions. Employees of the Company who regularly work more than 20 hours per week are eligible to participate in the ESPP. Participants, through payroll deductions, may allot up to 10% of their compensation, to a maximum of $25,000, to purchase Company stock between August 1 of each year to the following July 31st (the “Subscription Period”) at a cost of 85% of the lower of the stock price as of the beginning or ending of the Subscription Period.

The Company estimates the fair value of an ESPP share option as of the beginning of the Subscription Period as the sum of: (1) 15% of the quoted market price of the Company’s stock on the day prior to the beginning of the Subscription Period, and (2) 85% of the value of a one-year stock option on the Company stock using the Black-Scholes option-pricing model. The estimated fair value of an ESPP share option as of the Subscription Period beginning in August 2011 was $4.27. The fair value of an ESPP share option as of the Subscription Periods beginning in August 2010 and 2009, was $4.01 and $5.78, respectively.

For the plan years ended July 31, 2011, 2010 and 2009, the Company issued 488,052, 500,334 and 579,104 shares of common stock in August 2011, 2010 and 2009, respectively. These shares were issued at an aggregate purchase price of $8,048,000 or $16.49 per share in 2011, $8,326,000 or $16.64 per share in 2010 and $9,358,000 or $16.16 per share in 2009.

For the five months ended December 31, 2011, 2010 and 2009 of the 2011-2012, 2010-2011 and 2009-2010 plan years, 230,481, 206,201, and 250,414 shares of common stock (from authorized but unissued shares), respectively, were subscribed to by participants for proceeds of approximately $3,810,000, $3,400,000 and $3,826,000, respectively.

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

A summary of stock option activity for the years ended December 31, 2011, 2010 and 2009 is as follows:

Stock Options	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2009	2,475,015	$16.68	6.9	$22,587

Granted	—	—
Exercised	(69,659)	$4.84
Forfeited	(16,672)	$15.40
Expired	—	—

Outstanding at December 31, 2009	2,388,684	$17.03	6.1	$21,629

Granted	—	—
Exercised	(313,514)	$13.13
Forfeited	(200,000)	$18.48
Expired	—	—

Outstanding at December 31, 2010	1,875,170	$17.53	5.4	$17,147

Granted	—	—
Exercised	(52,589)	$18.48
Forfeited	(438,044)	$17.28
Expired	—	—

Outstanding at December 31, 2011	1,384,537	$17.58	4.4	$14,587

Ending vested and expected to vest at December 31, 2011	1,384,537	$17.58	4.4	$14,587
Exercisable at December 31, 2011	396,985	$18.16	5.4	$1,774
Exercisable at December 31, 2010	257,040	$17.92	6.0	$1,546
Exercisable at December 31, 2009	317,020	$12.68	2.4	$1,676

The following table summarizes information about stock options outstanding at December 31, 2011:

	$000000000	$000000000	$000000000	$000000000	$000000000
Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$15.78	479,592	1.2	$15.78	58,972	$15.78
$22.06	12,000	3.0	$22.06	9,068	$22.06
$18.48	892,945	6.2	$18.48	328,945	$18.48

Totals	1,384,537	4.4	$17.58	396,985	$18.16

The total intrinsic value of options exercised, determined as of the date of exercise, during the years ended December 31, 2011, 2010 and 2009 was $333,000, $2,344,000 and $948,000, respectively. The total intrinsic value is calculated as the difference between the exercise price of all underlying awards and the quoted market price of the Company’s stock for all in-the-money stock options at December 31, 2011, 2010 and 2009, respectively.

There are no option shares available for future grant under the ISOP since this plan expired as of December 31, 2008.

Summary of Non-Cash Stock-Based Compensation Expense

The non-cash stock-based compensation expense for the years ended December 31 is as follows:

(in thousands)	2011	2010	2009
Stock Incentive Plan	$5,320	$60	$—
Performance Stock Plan	2,661	2,836	2,878
Employee Stock Purchase Plan	2,126	2,511	2,878
Incentive Stock Option Plan	1,087	1,438	1,602

Total	$11,194	$6,845	$7,358

Summary of Unrecognized Compensation Expense

As of December 31, 2011, there was approximately $65.0 million of unrecognized compensation expense related to all non-vested share-based compensation arrangements granted under the Company’s stock-based compensation plans. That expense is expected to be recognized over a weighted-average period of 9.2 years.

NOTE 12 Supplemental Disclosures of Cash Flow Information

Brown & Brown’s significant non-cash investing and financing activities for the years ended December 31 are summarized as follows:

(in thousands)	2011	2010	2009
Unrealized holding gain (loss) on available-for-sale securities, net of tax effect of $0 for 2011, net of tax effect of $1 for 2010 and net of tax benefit of $5 for 2009	—	2	(8)
Notes payable issued or assumed for purchased customer accounts	$1,603	$3,821	$22,645
Estimated acquisition earn-out payables and related charges	$30,525	$25,090	$7,226
Notes received on the sale of fixed assets and customer accounts	$8,166	$1,825	$(958)

NOTE 13 Commitments and Contingencies

Operating Leases

Brown & Brown leases facilities and certain items of office equipment under non-cancelable operating lease arrangements expiring on various dates through 2022. The facility leases generally contain renewal options and escalation clauses based upon increases in the lessors’ operating expenses and other charges. Brown & Brown anticipates that most of these leases will be renewed or replaced upon expiration. At December 31, 2011, the aggregate future minimum lease payments under all non-cancelable lease agreements were as follows:

(in thousands)
2012	$25,176
2013	21,712
2014	19,159
2015	15,790
2016	12,182
Thereafter	15,338

Total minimum future lease payments	$109,357

Rental expense in 2011, 2010 and 2009 for operating leases totaled $34,951,000, $35,216,000, and $37,598,000, respectively.

Legal Proceedings

We generally record losses for claims in excess of the limits of insurance in earnings at the time and to the extent they are probable and estimable. In accordance with ASC Topic 450 - Contingencies, we accrue anticipated costs of settlement, damages, losses for general liability claims and, under certain conditions, costs of defense, based on historical experience or to the extent specific losses are probable and estimable. Otherwise, we expense these costs as incurred. If the estimate of a probable loss is a range and no amount within the range is more likely, we accrue the minimum amount of the range.

Our accruals for legal matters that are probable and estimable were not material at December 31, 2011 and 2010, and included estimated costs of settlement, damages and defense. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could adversely impact our operating results, cash flows and overall liquidity. The Company maintains third-party insurance policies to provide certain coverage against adverse legal claims, which is done to try to mitigate our overall exposure to unanticipated claims or adverse decisions. However, as (i) one or more of the Company’s insurance carriers could take the position that portions of these claims are not covered by the Company’s insurance, (ii) to the extent that payments are made to resolve claims and lawsuits, applicable insurance policy limits are eroded and (iii) the claims and lawsuits relating to these matters are continuing to develop, it is possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by unfavorable resolutions of these matters. Management has assessed the A. M. Best ratings of these third-party insurers and does not believe there is a substantial risk of an insurer’s material nonperformance related to any current insured claims.

On the basis of present information, availability of insurance and legal advice, in management’s opinion, we are not currently involved in any legal proceedings which, individually or in the aggregate, would have a material effect on our financial condition, operations and/or cash flows.

NOTE 14 Quarterly Operating Results (Unaudited)

Quarterly operating results for 2011 and 2010 were as follows:

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
Total revenues	$262,228	$246,816	$260,401	$244,097
Total expenses	$185,558	$185,348	$187,709	$184,406
Income before income taxes	$76,670	$61,468	$72,692	$59,691
Net income	$46,293	$37,035	$44,173	$36,494
Net income per share:
Basic	$0.32	$0.26	$0.31	$0.25
Diluted	$0.32	$0.26	$0.30	$0.25

2010
Total revenues	$252,273	$243,665	$247,616	$229,938
Total expenses	$179,189	$175,652	$174,582	$177,971
Income before income taxes	$73,084	$68,013	$73,034	$51,967
Net income	$44,128	$41,185	$44,293	$32,146
Net income per share:
Basic	$0.31	$0.29	$0.31	$0.23
Diluted	$0.31	$0.29	$0.31	$0.22

Quarterly financial information is affected by seasonal variations. The timing of profit-sharing contingent commissions, policy renewals and acquisitions may cause revenues, expenses and net income to vary significantly between quarters.

NOTE 15 Segment Information

Brown & Brown’s business is divided into four reportable segments: the Retail Division, which provides a broad range of insurance products and services to commercial, public and quasi-public entities, and to professional and individual customers; the National Programs Division, which is comprised of two units: Professional Programs which provides professional liability and related package products for certain professionals delivered through nationwide networks of independent agents, and Special Programs, which markets targeted products and services designed for specific industries, trade groups, public and quasi-public entities, and market niches; the Wholesale Brokerage Division, which markets and sells excess and surplus commercial and personal lines insurance, and reinsurance, primarily through independent agents and brokers; and the Services Division, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside services and Social Security disability and Medicare benefits advocacy services. Brown & Brown conducts all of its operations within the United States of America, except for one wholesale brokerage operation based in London, England which commenced business in March 2008. This operation earned $9.1 million, $9.9 million and $6.6 million of total revenues for the years ended December 31, 2011, 2010 and 2009, respectively. Long-lived assets held outside of the United States during each of the last three years were not material.

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

	Year Ended December 31, 2011
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$607,199	$181,277	$157,308	$65,972	$1,786	$1,013,542
Investment income	$102	$—	$34	$128	$1,003	$1,267
Amortization	$33,373	$8,630	$10,172	$2,541	$39	$54,755
Depreciation	$5,046	$2,994	$2,537	$590	$1,225	$12,392
Interest expense	$27,688	$1,794	$7,082	$5,746	$(28,178)	$14,132
Income before income taxes	$137,807	$67,588	$29,388	$7,729	$28,009	$270,521
Total assets	$2,155,413	$734,423	$658,040	$166,060	$(1,106,925)	$2,607,011
Capital expenditures	$6,102	$2,079	$2,547	$689	$2,191	$13,608

	Year Ended December 31, 2010
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$575,061	$189,165	$158,699	$46,447	$4,120	$973,492
Investment income	$170	$1	$29	$15	$1,111	$1,326
Amortization	$30,725	$9,213	$10,201	$1,264	$39	$51,442
Depreciation	$5,349	$3,049	$2,695	$352	$1,194	$12,639
Interest expense	$27,037	$3,242	$10,770	$2,592	$(29,170)	$14,471
Income before income taxes	$128,026	$74,941	$25,234	$7,693	$30,204	$266,098
Total assets	$1,914,587	$667,123	$631,344	$145,321	$(957,561)	$2,400,814
Capital expenditures	$4,852	$2,432	$1,838	$419	$913	$10,454

	Year Ended December 31, 2009
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$583,374	$190,593	$158,341	$32,743	$2,826	$967,877
Investment income	$282	$3	$62	$23	$791	$1,161
Amortization	$29,943	$9,175	$10,239	$462	$38	$49,857
Depreciation	$6,060	$2,725	$2,894	$333	$1,228	$13,240
Interest expense	$31,596	$5,365	$14,289	$668	$(37,319)	$14,599
Income before income taxes	$121,769	$70,436	$17,030	$6,996	$38,523	$254,754
Total assets	$1,764,249	$627,392	$618,704	$47,829	$(833,948)	$2,224,226
Capital expenditures	$3,459	$4,318	$3,201	$160	$172	$11,310

NOTE 16 Subsequent Event

On January 9, 2012, Brown & Brown acquired all of the stock of the parent company of Arrowhead General Insurance Agency, Inc. (“Arrowhead”), a national insurance program manager and one of the largest managing general agents (“MGA”) in the property and casualty insurance industry. The aggregate purchase price for Arrowhead was $580,767,000, including $397,531,000 of cash payments, the assumption of $178,904,000 of liabilities and $4,332,000 of recorded earn-out payables. Arrowhead was acquired primarily to expand Brown & Brown’s National Programs and Services businesses, and to attract and hire high-quality individuals.

The Arrowhead acquisition will be accounted for as business combination as follows:

(in thousands)

Name	2012 Date of Acquisition	Cash Paid	Note Payable	Recorded Earn-out Payable	Net Assets Acquired	Maximum Potential Earn-out Payable
Arrowhead	January 9	$397,531	$—	$4,332	$401,863	$5,000

The following table summarizes the preliminary estimated fair values of Arrowhead’s aggregate assets and liabilities acquired:

(in thousands)	Arrowhead
Cash	$61,221
Other current assets	68,439
Fixed assets	4,751
Goodwill	304,974
Purchased customer accounts	126,431
Non-compete agreements	100
Other assets	14,851

Total assets acquired	580,767

Other current liabilities	(126,095)
Deferred income taxes, net	(52,809)

Total liabilities assumed	(178,904)

Net assets acquired	$401,863

The weighted average useful lives for the above acquired amortizable intangible assets are as follows: purchased customer accounts are 15.0 years, and noncompete agreements are 5.0 years.

If the Arrowhead acquisition had occurred as of January 1, 2011, the Company’s estimated results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the Arrowhead acquisition actually been made as of January 1, 2011.

(UNAUDITED)	For the Year Ended December 31, 2011
(in thousands, except per share data)
Total revenues	$1,121,886
Income before income taxes	$287,720
Net income	$174,143
Net income per share:
Basic	$1.22
Diluted	$1.20
Weighted average number of shares outstanding:
Basic	138,582
Diluted	140,264

On January 9, 2012, in conjunction with the Arrowhead acquisition, the Company entered into: (1) an amended and restated revolving and term loan credit agreement (the “SunTrust Agreement”) with SunTrust Bank (“SunTrust”) that provided for (a) a $100.0 million term loan (the “SunTrust Term Loan”) and (b) a $50.0 million revolving line of credit (the “SunTrust Revolver”) and (2) a $50.0 million promissory note (the “JPM Note”) in favor of JPMorgan Chase Bank, N.A. (“JPMorgan”), pursuant to a letter agreement executed by JP Morgan (together with the JPM Note, the “JPM Agreement”) that provided for a $50.0 million uncommitted line of credit bridge facility (the “JPM Bridge Facility”). The SunTrust Term Loan, the SunTrust Revolver and the JPM Bridge Facility were each funded on January 9, 2012, and provided the financing for the acquisition. The SunTrust Agreement amends and restates the Prior Loan Agreement.

The maturity date for the SunTrust Term Loan and the SunTrust Revolver is December 31, 2016, at which time all outstanding principal and unpaid interest will be due. Both the SunTrust Term Loan and the SunTrust Revolver may be increased by up to $50.0 million (bringing the total available for each to $150.0 million for the SunTrust Term Loan and $100.0 million for the SunTrust Revolver, respectively). The calculation of interest and fees for the SunTrust Agreement is generally based on the Company’s funded debt-to-EBITDA ratio. Interest is charged at a rate equal to 1.00% to 1.40% above LIBOR or 1.00% below the Base Rate. Fees include an up-front fee, an availability fee of 0.175% to 0.25%, and a letter of credit margin fee of 1.00% to 1.40%. Initially, until the Company’s March 31, 2012 quarter end, the applicable margin for LIBOR advances is 1.00%, the availability fee is 0.175%, and the letter of credit margin fee is 1.00%. The obligations under the SunTrust Term Loan and SunTrust Revolver are unsecured and the SunTrust Agreement includes various covenants, limitations and events of default that are customary for similar facilities for similar borrowers and that are substantially similar to those contained in the Prior Loan Agreement.

The maturity date for the JPM Bridge Facility was February 3, 2012, at which time all outstanding principal and unpaid interest would have been due. Interest was charged at a rate equal to the CB Floating Rate. The JPM Bridge Facility was unsecured and included various agreements, limitations and events of default that are customary for similar facilities for similar borrowers.

On January 26, 2012, the Company entered into a term loan agreement (the “JPM Agreement”) with JPMorgan that provided for a $100.0 million term loan (the “JPM Term Loan”). The JPM Term Loan was fully funded on January 26, 2012, and provided the financing to fully repay (1) JPM Bridge Facility and (2) SunTrust Revolver. As a result of the January 26, 2012 financing and repayments, the JPM Bridge Facility has been terminated and the SunTrust Revolver’s amount outstanding was brought to zero prior to making subsequent advances thereunder.

The maturity date for the JPM Term Loan is December 31, 2016, at which time all outstanding principal and unpaid interest will be due. Interest is charged at a rate equal to the Alternative Base Rate or 1.00% above the Adjusted LIBOR Rate. Fees include an up-front fee. The obligations under the JPM Term Loan are unsecured and the JPM Agreement includes various covenants, limitations and events of default that are customary for similar facilities for similar borrowers.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Brown & Brown, Inc.

Daytona Beach, Florida

We have audited the accompanying consolidated balance sheets of Brown & Brown, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brown & Brown, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Jacksonville, Florida

February 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Brown & Brown, Inc.

Daytona Beach, Florida

We have audited the internal control over financial reporting of Brown & Brown, Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Balcos Insurance, Inc., United Benefit Services Insurance Agency LLC et al., Fitzharris Agency, Inc. et al, Public Employee Benefits Solution, LLC, Sitzmann, Morris & Lavis Insurance Agency, Inc. et al., Snapper Shuler Kenner, Inc. et al, Industry Consulting Group, Inc. and Colonial Claims Corporation et al (collectively the “2011 Excluded Acquisitions”), which were acquired during 2011 and whose financial statements constitute 6.7% and 5.5% of net and total assets, respectively, 1.8% of revenues, and 2.7% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2011. Accordingly, our audit did not include the internal control over financial reporting of the 2011 Excluded Acquisitions. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011of the Company and our report dated February 29, 2012 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Jacksonville, Florida

February 29, 2012

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

In conducting Brown & Brown’s evaluation of the effectiveness of its internal control over financial reporting, Brown & Brown has excluded the following acquisitions completed by Brown & Brown during 2011: Balcos Insurance, Inc., United Benefit Services Insurance Agency LLC et al., Fitzharris Agency, Inc. et al, Public Employee Benefits Solution, LLC, Sitzmann, Morris & Lavis Insurance Agency, Inc. et al., Snapper Shuler Kenner, Inc. et al, Industry Consulting Group, Inc. and Colonial Claims Corporation et al (collectively the “2011 Excluded Acquisitions”), which were acquired during 2011 and whose financial statements constitute 6.7% and 5.5% of net and total assets, respectively, 1.8% of revenues, and 2.7% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2011. Refer to Note 2 to the Consolidated Financial Statements for further discussion of these acquisitions and their impact on Brown & Brown’s Consolidated Financial Statements.

Based on Brown & Brown’s evaluation under the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that internal control over financial reporting was effective as of December 31, 2011. Management’s internal control over financial reporting as of December 31, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Brown & Brown, Inc.

Daytona Beach, Florida

February 29, 2012

/s/ J. Hyatt Brown	/s/ Cory T. Walker
J. Hyatt Brown	Cory T. Walker
Acting Chief Executive Officer	Chief Financial Officer

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no changes in or disagreements with accountants on accounting and financial disclosure in 2011.

ITEM 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of December 31, 2011. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

In conducting Brown & Brown’s evaluation of the effectiveness of its internal controls over financial reporting, Brown & Brown has excluded the following acquisitions completed by Brown & Brown during 2011: Balcos Insurance, Inc., United Benefit Services Insurance Agency LLC et al., Fitzharris Agency, Inc. et al, Public Employee Benefits Solution, LLC, Sitzmann, Morris & Lavis Insurance Agency, Inc. et al., Snapper Shuler Kenner, Inc. et al, Industry Consulting Group, Inc. and Colonial Claims Corporation et al (collectively the “2011 Excluded Acquisitions”), which were acquired during 2011 and whose financial statements constitute 6.7% and 5.5% of net and total assets, respectively, 1.8% of revenues, and 2.7% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2011. Refer to Note 2 to the Consolidated Financial Statements for further discussion of these acquisitions and their impact on Brown & Brown’s Consolidated Financial Statements.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, those controls.

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

CEO and CFO Certifications

Exhibits 31.1 and 31.2 are the Certifications of the acting CEO and the CFO, respectively. The Certifications are required in accordance with Section 302 of Sarbanes-Oxley (the “Section 302 Certifications”). This Item 9A is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

ITEM 9B.	Other Information.

None

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item regarding directors and executive officers is incorporated herein by reference to our definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Shareholders to be held in 2012 (the “2012 Proxy Statement”) under the headings “Management” and “Section 16(a) Beneficial Ownership Reporting.” We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, and controller. A copy of our Code of Ethics for our Chief Executive Officer and our Senior Financial Officers and a copy of our Code of Business Conduct and Ethics applicable to all employees are posted on our Internet website, at www.bbinsurance.com, and are also available upon written request directed to Corporate Secretary, Brown & Brown, Inc., 3101 West Martin Luther King Jr. Blvd., Suite 400, Tampa, Florida 33607, or by telephone request to (813) 222-4277. Any amendments to, or waiver from, any provision of the Code of Business Conduct and Ethics will be posted on our website at the above address.

ITEM 11.	Executive Compensation.

The information required by this item is incorporated herein by reference to the 2012 Proxy Statement under the heading “Executive Compensation.”

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the 2012 Proxy Statement under the heading “Security Ownership of Management and Certain Beneficial Owners.”

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the 2012 Proxy Statement under the heading “Management — Certain Relationships and Related Transactions.”

ITEM 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to the 2012 Proxy Statement under the heading “Fees Paid to Deloitte & Touche LLP.”

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Report:

1. (a) Financial statements

Reference is made to the information set forth in Part II, Item 8 of this Report, which information is incorporated by reference.

2. Consolidated Financial Statement Schedules.

All required Financial Statement Schedules are included in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

3. Exhibits

The following exhibits are filed as a part of this Report:

3.1	Articles of Amendment to Articles of Incorporation (adopted April 24, 2003) (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 2003), and Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 1999).

3.2	Bylaws (incorporated by reference to Exhibit 3b to Form 10-K for the year ended December 31, 2002).

10.1(a)	Lease of the Registrant for office space at 220 South Ridgewood Avenue, Daytona Beach, Florida dated August 15, 1987 (incorporated by reference to Exhibit 10a(3) to Form 10-K for the year ended December 31, 1993), as amended by Letter Agreement dated June 26, 1995; First Amendment to Lease dated August 2, 1999; Second Amendment to Lease dated December 11, 2001; Third Amendment to Lease dated August 8, 2002; Fourth Amendment to Lease dated October 26, 2004 (incorporated by reference to Exhibit 10.2(a) to Form 10-K for the year ended December 31, 2005); Fifth Amendment to Lease dated 2006 (incorporated by reference to Exhibit 10.1(a) to Form 10-K for the year ended December 31, 2010); and Sixth Amendment to Lease dated August 17, 2009 (incorporated by reference to Exhibit 10.1(a) to Form 10-K for the year ended December 31, 2010).

10.1(b)	Lease Agreement for office space at 3101 W. Martin Luther King, Jr. Blvd., Tampa, Florida, dated July 1, 2004 and effective May 9, 2005, between Highwoods/Florida Holdings, L.P., as landlord and the Registrant, as tenant (incorporated by reference to Exhibit 10.2(b) to Form 10-K for the year ended December 31, 2005).

10.1(c)	Lease Agreement for office space at Riedman Tower, Rochester, New York, dated December 31, 2005, between Riedman Corporation, as landlord, and a subsidiary of the Registrant, as tenant (incorporated by reference to Exhibit 10.2(c) to Form 10-K for the year ended December 31, 2005), as amended by Amendment to Lease Agreement dated December 31, 2010 (incorporated by reference to Exhibit 10.1(c) to Form 10-K for the year ended December 31, 2010).

10.2	Indemnity Agreement dated January 1, 1979, among the Registrant, Whiting National Management, Inc., and Pennsylvania Manufacturers’ Association Insurance Company (incorporated by reference to Exhibit 10g to Registration Statement No. 33-58090 on Form S-4).

10.3	Agency Agreement dated January 1, 1979 among the Registrant, Whiting National Management, Inc., and Pennsylvania Manufacturers’ Association Insurance Company (incorporated by reference to Exhibit 10h to Registration Statement No. 33-58090 on Form S-4).

10.4(a)	Employment Agreement, dated and effective as of July 1, 2009 between the Registrant and J. Hyatt Brown (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2009).

10.4(b)	Employment Agreement, dated as of October 8, 1996, between the Registrant and J. Powell Brown (incorporated by reference to Exhibit 10.4(c) to Form 10-K for the year ended December 31, 2007).

10.4(c)	Employment Agreement, dated as of August 1, 1994, between the Registrant and Cory T. Walker (incorporated by reference to Exhibit 10.4(f) to Form 10-K for the year ended December 31, 2009).

10.4(d)	Separation Agreement and Release dated January 12, 2011 between the Registrant and Thomas E. Riley (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 19, 2011).

10.4(e)	Employment Agreement, dated as of November 7, 1997, between the Registrant and J. Scott Penny.

10.4(f)	Employment Agreement, dated as of January 12, 1998, between the Registrant and C. Roy Bridges, as amended by the amendment effective May 10, 2011 (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2011).

10.4(g)	Performance Cash Incentive Award Agreement between the Registrant and C. Roy Bridges dated May 10, 2011 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2011).

10.5	Registrant’s 2000 Incentive Stock Option Plan for Employees (incorporated by reference to Exhibit 4 to Registration Statement No. 333-43018 on Form S-8 filed on August 3, 2000).

10.6(a)	Registrant’s Stock Performance Plan (incorporated by reference to Exhibit 4 to Registration Statement No. 333-14925 on Form S-8 filed on October 28, 1996).

10.6(b)	Registrant’s Stock Performance Plan as amended, effective January 23, 2008 (incorporated by reference to Exhibit 10.6(b) to Form 10-K for the year ended December 31, 2007).

10.6(c)	Registrant’s Stock Performance Plan as amended, effective July 21, 2009 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2009).

10.7	Registrant’s 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2010).

10.8	Note Purchase Agreement, dated as of July 15, 2004, among the Registrant and the listed purchasers of the 5.57% Series A Senior Notes due September 15, 2011 and 6.08% Series B Senior Notes due July 15, 2014 (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended June 30, 2004).

10.9	First Amendment to Amended and Restated Revolving and Term Loan Agreement dated and effective July 15, 2004, by and between the Registrant and SunTrust Bank (incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarter ended June 30, 2004).

10.10	Amended and Restated Revolving and Term Loan Agreement dated as of January 3, 2001 by and among the Registrant and SunTrust Bank (incorporated by reference to Exhibit 4a to Form 10-K for the year ended December 31, 2000).

10.11	Master Shelf and Note Purchase Agreement Dated as of December 22, 2006, by and among the Registrant and Prudential Investment Management, Inc. and certain Prudential affiliates as purchasers of the 5.66% Series C Senior Notes due December 22, 2016 (incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended December 31, 2006).

10.11(a)	Letter Amendment dated September 30, 2009, to the Master Shelf and Note Purchase Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 5, 2009).

10.11(b)	Confirmation of Acceptance dated January 21, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 27, 2011).

10.12	Second Amendment to Amended and Restated Revolving and Term Loan Agreement dated as of December 22, 2006 by and between the Registrant and SunTrust Bank (incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended December 31, 2006).

10.13	Third Amendment to Amended and Restated Revolving and Term Loan Agreement dated as of January 30, 2007 by and between the Registrant and SunTrust Bank (incorporated by reference to Exhibit 10.17 to Form 10-K for the year ended December 31, 2006).

10.14	Amended and Restated Revolving Loan Agreement dated as of June 3, 2008 by and between the Registrant and SunTrust Bank (incorporated by reference to Exhibit 10.19 to Form 8-K filed June 18, 2008).

10.15	Form of Performance-Based Stock Grant Agreement under 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended December 31, 2010).

10.16	Merger Agreement, dated December 15, 2011, among the Registrant, Pacific Merger Corp., a wholly owned subsidiary of the Registrant, Arrowhead General Insurance Agency Superholding Corporation, and Spectrum Equity Investors V, L.P.

10.17	Amended and Restated Revolving and Term Loan Credit Agreement dated as of January 9, 2012 by and between the Registrant and SunTrust Bank.

10.18	Promissory Note dated January 9, 2012, by and between Registrant and JPMorgan Chase Bank, N.A.

10.19	Letter Agreement dated January 9, 2012 by and between Registrant and JPMorgan Chase Bank, N.A.

10.20	Term Loan Agreement dated as of January 26, 2012 by and between the Registrant and JPMorgan Chase Bank, N.A.

21	Subsidiaries of the Registrant.

23	Consent of Deloitte & Touche LLP.

24	Powers of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Acting Chief Executive Officer of the Registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	Section 1350 Certification by the Acting Chief Executive Officer of the Registrant.

32.2	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROWN & BROWN, INC. Registrant

Date: February 29, 2012	By:	/s/ J. Hyatt Brown
J. Hyatt Brown
Acting Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ J. Hyatt Brown	Chairman of the Board and Acting President and Chief Executive Officer (Principal Executive Officer)	February 29, 2012
J. Hyatt Brown

/s/ Cory T. Walker	Sr. Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2012
Cory T. Walker

	President and Chief Executive Officer; Director (currently on temporary leave of absence)	February 29, 2012
J. Powell Brown

*	Director	February 29, 2012
Samuel P. Bell, III

*	Director	February 29, 2012
Hugh M. Brown

*	Director	February 29, 2012
Bradley Currey, Jr.

*	Director	February 29, 2012
Theodore J. Hoepner

*	Director	February 29, 2012
Toni Jennings

*	Director	February 29, 2012
Timothy R.M. Main

*	Director	February 29, 2012
Wendell Reilly

*	Director	February 29, 2012
John R. Riedman

*	Director	February 29, 2012
Chilton D. Varner

*By:	/s/ LAUREL L. GRAMMIG
Laurel L. Grammig
Attorney-in-Fact