Form 10-Q
period 2012-03-31
BROWN & BROWN INC
filed 2012-05-10
CIK 79282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of the Registrant’s common stock, $.10 par value, outstanding as of May 4, 2012 was 143,283,387.

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

•

The inherent uncertainty in making estimates, judgments, and assumptions in the preparation of financial statements in accordance with generally accepted accounting principles in the United States of America (“ U.S. GAAP”);

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

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share data)	For the three months ended March 31,
	2012	2011
REVENUES
Commissions and fees	$296,533	$261,452
Investment income	135	224
Other income, net	5,818	552

Total revenues	302,486	262,228

EXPENSES
Employee compensation and benefits	149,596	126,557
Non-cash stock-based compensation	3,747	2,773
Other operating expenses	43,400	36,076
Amortization	15,613	13,509
Depreciation	3,641	3,135
Interest	4,087	3,607
Change in estimated acquisition earn-out payables	(388)	(99)

Total expenses	219,696	185,558

Income before income taxes	82,790	76,670

Income taxes	33,357	30,377

Net income	$49,433	$46,293

Net income per share:
Basic	$0.34	$0.32

Diluted	$0.34	$0.32

Weighted average number of shares outstanding:
Basic	139,001	138,351

Diluted	141,500	140,648

Dividends declared per share	$0.085	$0.08

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except per share data)	March 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$155,714	$286,305
Restricted cash and investments	189,519	130,535
Short-term investments	7,645	7,627
Premiums, commissions and fees receivable	293,993	240,257
Deferred income taxes	15,579	19,863
Other current assets	35,341	23,540

Total current assets	697,791	708,127

Fixed assets, net	68,298	61,360
Goodwill	1,649,420	1,323,469
Amortizable intangible assets, net	581,267	496,182
Other assets	20,671	17,873

Total assets	$3,017,447	$2,607,011

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Premiums payable to insurance companies	$437,514	$327,096
Premium deposits and credits due customers	31,104	30,048
Accounts payable	46,479	22,384
Accrued expenses and other liabilities	85,522	100,865
Current portion of long-term debt	603	1,227

Total current liabilities	601,222	481,620
Long-term debt	450,043	250,033

Deferred income taxes, net	215,349	178,052

Other liabilities	65,783	53,343

Shareholders’ Equity:
Common stock, par value $0.10 per share; authorized 280,000 shares; issued and outstanding 143,322 at 2012 and 143,352 at 2011	14,332	14,335
Additional paid-in capital	310,901	307,059
Retained earnings	1,359,817	1,322,562
Accumulated other comprehensive income, net of related income tax effect of $0 at 2012 and $4 at 2011	—	7

Total shareholders’ equity	1,685,050	1,643,963

Total liabilities and shareholders’ equity	$3,017,447	$2,607,011

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31,
(in thousands)	2012	2011
Cash flows from operating activities:
Net income	$49,433	$46,293
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	15,613	13,509
Depreciation	3,641	3,135
Non-cash stock-based compensation	3,747	2,773
Change in estimated acquisition earn-out payables	(388)	(99)
Deferred income taxes	18,435	18,520
Income tax benefit from exercise of shares from the stock benefit plans	(29)	(91)
Net gain on sales of investments, fixed assets and customer accounts	(2,988)	(160)
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Restricted cash and investments (increase) decrease	(58,984)	7,959
Premiums, commissions and fees receivable (increase)	(6,491)	(18,012)
Other assets decrease (increase)	1,858	(12,106)
Premiums payable to insurance companies increase	28,897	19,022
Premium deposits and credits due customers increase	1,056	3,031
Accounts payable increase (decrease)	22,484	(1,871)
Accrued expenses and other liabilities (decrease)	(37,221)	(30,202)
Other liabilities (decrease)	(13,275)	(97)

Net cash provided by operating activities	25,788	51,604

Cash flows from investing activities:
Additions to fixed assets	(5,905)	(2,917)
Payments for businesses acquired, net of cash acquired	(341,758)	(43,855)
Proceeds from sales of fixed assets and customer accounts	4,103	126
Purchases of investments	(1,308)	(3,065)
Proceeds from sales of investments	1,328	3,259

Net cash used in investing activities	(343,540)	(46,452)

Cash flows from financing activities:
Payments on acquisition earn-outs	(133)	(358)
Proceeds from long-term debt	200,000	—
Payments on long-term debt	(614)	(1,099)
Borrowings on revolving credit facilities	100,000	—
Payments on revolving credit facilities	(100,000)	—
Income tax benefit from exercise of shares from the stock benefit plans	29	91
Issuances of common stock for employee stock benefit plans	287	316
Repurchase stock benefit plan shares for employees to fund tax withholdings	(224)	(4)
Cash dividends paid	(12,184)	(11,400)

Net cash provided by (used in) financing activities	187,161	(12,454)

Net (decrease) in cash and cash equivalents	(130,591)	(7,302)
Cash and cash equivalents at beginning of period	286,305	272,984

Cash and cash equivalents at end of period	$155,714	$265,682

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

NOTE 2· Basis of Financial Reporting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Effective January 1, 2012, certain profit center offices were reclassified from the National Programs Division to the Wholesale Brokerage Division, and as such, certain prior year amounts have been reclassified to conform to the current year presentation.

Results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

NOTE 3· Net Income Per Share

Accounting Standards Codification (“ASC”) Topic 260—Earnings Per Share is the authoritative guidance that states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share (“EPS”) pursuant to the two-class method. The two-class method determines EPS for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. Performance stock shares granted to employees under the Company’s Performance Stock Plan and Stock Incentive Plan are considered participating securities as they receive non-forfeitable dividend equivalents at the same rate as common stock.

Basic EPS is computed based on the weighted average number of common shares (including participating securities) issued and outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares issued and outstanding plus equivalent shares assuming the exercise of stock options. The dilutive effect of stock options is computed by application of the treasury stock method. The following is a reconciliation between basic and diluted weighted average shares outstanding:

	For the three months ended March 31,
(in thousands, except per share data)	2012	2011
Net income	$49,433	$46,293
Net income attributable to unvested awarded performance stock	(1,499)	(1,391)

Net income attributable to common shares	$47,934	$44,902

Weighted average number of common shares outstanding—basic	143,347	142,637
Less unvested awarded performance stock included in weighted average number of common shares outstanding - basic	(4,346)	(4,286)

Weighted average number of common shares outstanding for basic earnings per common share	139,001	138,351
Dilutive effect of stock options	2,499	2,297

	For the three months ended March 31,
(in thousands, except per share data)	2012	2011
Weighted average number of shares outstanding - diluted	141,500	140,648

Net income per share:
Basic	$0.34	$0.32

Diluted	$0.34	$0.32

NOTE 4· New Accounting Pronouncements

Goodwill Impairment—In September 2011, the FASB issued authoritative guidance which simplifies goodwill impairment testing by allowing an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. An entity is no longer required to determine the fair value of a reporting unit unless it is more likely than not that the fair value is less than carrying value. The guidance is effective for interim and annual periods beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance did not have any material impact on the Company’s Condensed Consolidated Financial Statements.

NOTE 5· Business Combinations

Acquisitions in 2012

During 2012, Brown & Brown acquired the assets and assumed certain liabilities of two insurance intermediaries and acquired all of the stock of one insurance intermediary. The aggregate purchase price of these acquisitions was $559,241,000, including $401,247,000 of cash payments, the issuance of $21,391,000 in other payables, the assumption of $131,889,000 of liabilities and $4,714,000 of recorded earn-out payables. All of these acquisitions were acquired primarily to expand Brown & Brown’s core businesses and to attract and hire high-quality individuals. Acquisition purchase prices are typically based on a multiple of average annual operating profit earned over a one- to three-year period within a minimum and maximum price range. The recorded purchase price for all acquisitions consummated after January 1, 2009 included an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations will be recorded in the consolidated statement of income when incurred.

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

Based on the acquisition date and the complexity of the underlying valuation work, certain amounts included in the Company’s Condensed Consolidated Financial Statements may be provisional and thus subject to further adjustments within the permitted measurement period, as defined in ASC Topic 805—Business Combinations. However, the Company does not expect any adjustments to such allocations to be material to the Company’s Condensed Consolidated Financial Statements. These acquisitions have been accounted for as business combinations and are as follows:

(in thousands)
Name	Business Segment	2012 Date of Acquisition	Cash Paid	Note Payable	Other Payable	Recorded Earn-out Payable	Net Assets Acquired	Maximum Potential Earn-out Payable
Arrowhead General Insurance Agency Superholding Corporation	National Programs; Services	January 9	$397,531	$—	$21,391	$3,634	$422,556	$5,000
Other	Various	Various	3,716	—	—	1,080	4,796	3,488

Total			$401,247	$—	$21,391	$4,714	$427,352	$8,488

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition:

(in thousands)	Arrowhead	Other	Total
Cash	$62,396	$—	$62,396
Other current assets	66,828	110	66,938
Fixed assets	4,743	25	4,768
Goodwill	320,145	2,899	323,044
Purchased customer accounts	100,072	1,828	101,900
Non-compete agreements	100	54	154
Other assets	41	—	41

Total assets acquired	554,325	4,916	559,241
Other current liabilities	(105,118)	(120)	(105,238)
Deferred income taxes, net	(26,651)	—	(26,651)

Total liabilities assumed	(131,769)	(120)	(131,889)

Net assets acquired	$422,556	$4,796	$427,352

The weighted average useful lives for the acquired amortizable intangible assets are as follows: purchased customer accounts, 15.0 years; and non-compete agreements, 5.0 years.

Goodwill of $323,044,000, was allocated to the Retail, National Programs, Wholesale Brokerage and Services Divisions in the amounts of $2,088,000, $253,901,000, $811,000 and $66,244,000, respectively. Of the total goodwill of $323,044,000, $3,226,000 is currently deductible for income tax purposes and $315,104,000 is non-deductible. The remaining $4,714,000 relates to the earn-out payables and will not be deductible until it is earned and paid.

The results of operations for the acquisitions completed during 2012 have been combined with those of the Company since their respective acquisition dates. The total revenues and income before income taxes from the acquisitions completed through March 31, 2012, included in the Condensed Consolidated Statement of Income for the three months ended March 31, 2012, were $27,712,000 and $362,000, respectively. If the acquisitions had occurred as of the beginning of the period, the Company’s results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

(UNAUDITED)	For the three months ended March 31,
(in thousands, except per share data)	2012	2011
Total revenues	$304,916	$289,935
Income before income taxes	$83,481	$84,178
Net income	$49,846	$50,826

Net income per share:
Basic	$0.35	$0.36
Diluted	$0.34	$0.35

Weighted average number of shares outstanding:
Basic	139,001	138,351
Diluted	141,500	140,648

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

The weighted average useful lives for the acquired amortizable intangible assets are as follows: purchased customer accounts, 15.0 years; and non-compete agreements, 5.0 years.

Goodwill of $34,324,000 was allocated to the Retail Division. Of the total goodwill of $34,324,000, $25,383,000 is currently deductible for income tax purposes. The remaining $8,941,000 relates to the earn-out payables and will not be deductible until it is earned and paid.

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

For acquisitions consummated prior to January 1, 2009, additional consideration paid to sellers as a result of purchase price “earn-out” provisions are recorded as adjustments to intangible assets when the contingencies are settled. The net additional consideration paid by the Company in 2012 as a result of these adjustments totaled $2,907,000, all of which was allocated to goodwill. Of the $2,907,000 net additional consideration paid, $2,907,000 was paid in cash. The net additional consideration paid by the Company in 2011 as a result of these adjustments totaled $99,000, all of which was allocated to goodwill. The $99,000 net additional consideration paid was issued as a note payable.

As of March 31, 2012, the maximum future contingency payments related to all acquisitions totaled $136,763,000, of which $2,483,000 relates to acquisitions consummated prior to January 1, 2009 and $134,280,000 relates to acquisitions consummated subsequent to January 1, 2009.

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

As of March 31, 2012, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3). The resulting additions, payments, and net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the three months ended March 31, 2012 and 2011, were as follows:

(in thousands)	2012	2011
Balance as of January 1	$47,715	$29,608
Additions to estimated acquisition earn-out payables	4,714	8,941
Payments for estimated acquisition earn-out payables	(133)	(358)
Net change in earnings from estimated acquisition earn-out payables:
Change in fair value on estimated acquisition earn-out payables	(970)	(515)
Interest expense accretion	582	416

Net change in earnings from estimated acquisition earn-out payables	(388)	(99)

Balance as of March 31	$51,908	$38,092

Of the $51,908,000 estimated acquisition earn-out payables as of March 31, 2012, $8,782,000 was recorded as accounts payable and $43,126,000 was recorded as other non-current liability. Of the $38,092,000 in estimated acquisition earn-out payables as of March 31, 2011, $7,344,000 was recorded as accounts payable and $30,748,000 was recorded as other non-current liability.

NOTE 6· Goodwill

Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. Brown & Brown completed its most recent annual assessment as of November 30, 2011, and identified no impairment as a result of the evaluation.

The changes in the carrying value of goodwill by operating segment for the three months ended March 31, 2012 are as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Total
Balance as of January 1, 2012	$823,573	$149,802	$273,783	$76,311	$1,323,469
Goodwill of acquired businesses	2,381	253,901	3,425	66,244	325,951
Goodwill transferred	—	—	—	—	—
Goodwill disposed of relating to sales of businesses	—	—	—	—	—

Balance as of March 31, 2012	$825,954	$403,703	$277,208	$142,555	$1,649,420

NOTE 7· Amortizable Intangible Assets

Amortizable intangible assets at March 31, 2012, and December 31, 2011, consisted of the following:

	March 31, 2012				December 31, 2011
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (years)
Purchased customer accounts	$976,531	$(396,514)	$580,017	14.9	$876,552	$(381,615)	$494,937	14.9
Non-compete agreements	25,434	(24,184)	1,250	7.2	25,291	(24,046)	1,245	7.2

Total	$1,001,965	$(420,698)	$581,267		$901,843	$(405,661)	$496,182

Amortization expense for amortizable intangible assets for the years ending December 31, 2012, 2013, 2014, 2015 and 2016, is estimated to be $62,872,000, $62,132,000, $60,977,000, $59,644,000, and $55,059,000, respectively.

NOTE 8· Long-Term Debt

Long-term debt at March 31, 2012, and December 31, 2011, consisted of the following:

(in thousands)	2012	2011
Unsecured senior notes	$450,000	$250,000
Acquisition notes payable	646	1,260
Revolving credit facility	—	—
Other notes payable	—	—

Total debt	450,646	251,260
Less current portion	(603)	(1,227)

Long-term debt	$450,043	$250,033

In July 2004, the Company completed a private placement of $200.0 million of unsecured senior notes (the “Notes”). The $200.0 million was divided into two series: (1) Series A, which closed on September 15, 2004, for $100.0 million due in 2011 and bearing interest at 5.57% per year; and (2) Series B, which closed on July 15, 2004, for $100.0 million due in 2014 and bearing interest at 6.08% per year. Brown & Brown has used the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. On September 15, 2011, the $100.0 million of Series A Notes were redeemed on their normal maturity date. As of March 31, 2012 and December 31, 2011, there was an outstanding balance on the Notes of $100.0 million.

On December 22, 2006, the Company entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). On September 30, 2009, the Company and the Purchaser amended the Master Agreement to extend the term of the agreement until September 30, 2012. The Purchaser also purchased Notes issued by the Company in 2004. The Master Agreement provides for a $200.0 million private uncommitted “shelf” facility for the issuance of unsecured senior notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten years, as the parties may determine. The Master Agreement includes various covenants, limitations and events of default similar to the Notes issued in 2004. The initial issuance of notes under the Master Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.66% per year. On February 1, 2008, $25.0 million in Series D Senior Notes due January 15, 2015, with a fixed interest rate of 5.37% per year, were issued. On September 15, 2011, and pursuant to a Confirmation of Acceptance, dated January 21, 2011 (the “Confirmation”), in connection with the Master Agreement, $100.0 million in Series E Senior Notes due September 15, 2018, with a fixed interest rate of 4.50% per year, were issued. The Series E Senior Notes were issued for the sole purpose of retiring the Series A Senior Notes. As of March 31, 2012, and December 31, 2011, there was an outstanding debt balance of $150.0 million attributable to notes issued under the provisions of the Master Agreement.

On June 12, 2008, the Company entered into an Amended and Restated Revolving Loan Agreement dated as of June 3, 2008 (the “Prior Loan Agreement”), with a national banking institution, amending and restating the Revolving Loan Agreement dated September 29, 2003, as amended (the “Revolving Agreement”), to increase the lending commitment to $50.0 million (subject to potential increases up to $100.0 million) and to extend the maturity date from December 20, 2011, to June 3, 2013. The Revolving Agreement initially provided for a revolving credit facility in the maximum principal amount of $75.0 million. After a series of amendments that provided covenant exceptions for the notes issued or to be issued under the Master Agreement and relaxed or deleted certain other covenants, the maximum principal amount was reduced to $20.0 million. At March 31, 2012 and December 31, 2011, there were no borrowings against this facility.

On January 9, 2012, the Company entered into: (1) an amended and restated revolving and term loan credit agreement (the “SunTrust Agreement”) with SunTrust Bank (“SunTrust”) that provides for (a) a $100.0 million term loan (the “SunTrust Term Loan”) and (b) a $50.0 million revolving line of credit (the “SunTrust Revolver”) and (2) a $50.0 million promissory note (the “JPM Note”) in favor of JPMorgan Chase Bank, N.A. (“JPMorgan”), pursuant to a letter agreement executed by JP Morgan (together with the JPM Note, (the “JPM Agreement”) that provides for a $50.0 million uncommitted line of credit bridge facility (the “JPM Bridge Facility”). The SunTrust Term Loan, the SunTrust Revolver and the JPM Bridge Facility were each funded on January 9, 2012, and provided the financing for the Arrowhead acquisition. The SunTrust Agreement amended and restated the Prior Loan Agreement.

The maturity date for the SunTrust Term Loan and the SunTrust Revolver is December 31, 2016, at which time all outstanding principal and unpaid interest will be due. Both the SunTrust Term Loan and the SunTrust Revolver may be increased by up to $50.0 million (bringing the total available to $150.0 million for the SunTrust Term Loan and $100.0 million for the SunTrust Revolver). The calculation of interest and fees for the SunTrust Agreement is generally based on our funded debt-to-EBITDA ratio. Interest is charged at a rate equal to 1.00% to 1.40% above LIBOR or 1.00% below the Base Rate, each as more fully described in the SunTrust Agreement. Fees include an up-front fee, an availability fee of 0.175% to 0.25%, and a letter of credit margin fee of 1.00% to 1.40%. Initially, until our March 31, 2012 quarter end, the applicable margin for LIBOR advances is 1.00%, the availability fee is 0.175%, and the letter of credit margin fee is 1.00%. The obligations under the SunTrust Term Loan and SunTrust Revolver are unsecured and the SunTrust Agreement includes various covenants, limitations and events of default that are customary for similar facilities for similar borrowers and that are substantially similar to those contained in the Prior Loan Agreement.

The maturity date for the JPM Bridge Facility was February 3, 2012, at which time all outstanding principal and unpaid interest would have been due. On January 26, 2012, we entered into a term loan agreement (the “JPM Agreement”) with JPMorgan that provided for a $100.0 million term loan (the “JPM Term Loan”). The JPM Term Loan was fully funded on January 26, 2012, and provided the financing to fully repay (1) the “JPM Bridge Facility and (2) the SunTrust Revolver. As a result of the January 26, 2012 financing and repayments, the JPM Bridge Facility was terminated and the SunTrust Revolver’s amount outstanding was brought to zero.

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

The 30-day LIBOR and Adjusted LIBOR Rate as of March 31, 2012 was 0.24125% and 0.25%, respectively.

The Notes, the Master Agreement, the SunTrust Agreement and the JPM Agreement all require that we maintain certain financial ratios and comply with certain other covenants. The Company was in compliance with all such covenants as of March 31, 2012 and December 31, 2011.

Acquisition notes payable represent debt incurred to sellers of certain insurance operations acquired by the Company. These notes and future contingent payments are payable in monthly, quarterly and annual installments through July 2013.

NOTE 9· Supplemental Disclosures of Cash Flow Information and Non-Cash Financing and Investing Activities

	For the three months ended March 31,
(in thousands)	2012	2011
Cash paid during the period for:
Interest	$5,241	$6,164
Income taxes	$4,063	$4,915

Brown & Brown’s significant non-cash investing and financing activities are summarized as follows:

	For the three months ended March 31,
(in thousands)	2012	2011
Other payable issued for purchased customer accounts	$21,391	$—
Notes payable issued or assumed for purchased customer accounts	$—	$649
Estimated acquisition earn-out payables and related charges	$4,714	$8,941
Notes received on the sale of fixed assets and customer accounts	$431	$6,103

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

NOTE 11· Segment Information

Brown & Brown’s business is divided into four reportable segments: the Retail Division, which provides a broad range of insurance products and services to commercial, public and quasi-public entities, and to professional and individual customers; the National Programs Division, which is comprised of two units: Professional Programs which provides professional liability and related package products for certain professionals delivered through nationwide networks of independent agents, and Special Programs, which markets targeted products and services designed for specific industries, trade groups, public and quasi-public entities, and market niches; the Wholesale Brokerage Division, which markets and sells excess and surplus commercial and personal lines insurance, and reinsurance, primarily through independent agents and brokers; and the Services Division, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside services and Social Security disability and Medicare benefits advocacy services. Brown & Brown conducts all of its operations within the United States of America, except for one wholesale brokerage operation based in London, England which commenced business in March 2008. This operation earned $2.7 million and $2.4 million of total revenues for the three months ended March 31, 2012 and 2011, respectively. Additionally, this operation earned $9.1 million of total revenues for the year ended December 31, 2011. Long-lived assets held outside of the United States during the three months ended March 31, 2012 and 2011, respectively, were not material.

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

	$0,000,000	$0,000,000	$0,000,000	$0,000,000	$0,000,000	$0,000,000
	For the three months ended March 31, 2012
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$167,204	$64,607	$43,304	$25,830	$1,541	$302,486
Investment income	$25	$—	$6	$—	$104	$135
Amortization	$8,527	$3,176	$2,787	$1,113	$10	$15,613
Depreciation	$1,258	$1,142	$656	$225	$360	$3,641
Interest expense	$6,934	$6,652	$1,226	$1,520	$(12,245)	$4,087
Income before income taxes	$42,200	$15,957	$8,877	$2,987	$12,769	$82,790
Total assets	$2,188,467	$1,154,666	$768,444	$269,623	$(1,363,753)	$3,017,447
Capital expenditures	$1,061	$2,416	$1,174	$361	$893	$5,905

	$0,000,000	$0,000,000	$0,000,000	$0,000,000	$0,000,000	$0,000,000
	For the three months ended March 31, 2011
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$157,780	$46,594	$41,824	$15,846	$184	$262,228
Investment income	$16	$—	$8	$3	$197	$224
Amortization	$8,204	$1,924	$2,734	$637	$10	$13,509
Depreciation	$1,258	$785	$665	$132	$295	$3,135
Interest expense	$6,914	$451	$2,217	$1,509	$(7,484)	$3,607
Income before income taxes	$38,978	$20,017	$7,777	$1,731	$8,167	$76,670
Total assets	$2,002,677	$632,207	$694,364	$145,560	$(1,030,812)	$2,443,996
Capital expenditures	$1,292	$427	$633	$295	$270	$2,917

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION UPDATES THE MD&A CONTAINED IN THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED IN 2011, AND THE TWO DISCUSSIONS SHOULD BE READ TOGETHER.

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

We foster a strong, decentralized sales culture with a goal of consistent, sustained growth over the long term. As of January 2012, our senior leadership group included eight executive officers with regional responsibility for oversight of designated operations within the Company and four regional vice presidents in our Retail Division, each of whom reports directly to one of our executive officers.

We increased revenues every year from 1993 to 2008. In 2009, our revenues dropped to $967.9 million, then increased 0.6% to $973.5 million in 2010 and 4.1% to $1.0 billion in 2011, respectively. Our revenues grew from $95.6 million in 1993 to $1.0 billion in 2011, reflecting a compound annual growth rate of 14.0%. In the same period, we increased net income from $8.0 million to $164.0 million in 2011, a compound annual growth rate of 18.3%.

The past five years have posed significant challenges for us and for our industry in the form of a prevailing decline in insurance premium rates, commonly referred to as a “soft market”; increased significant governmental involvement in the Florida insurance marketplace since 2007, resulting in a substantial loss of revenues for us; and, beginning in the second half of 2008 and continuing throughout 2011, increased pressure on the values of insurable exposure units as the consequence of the general weakening of the economy in the United States.

From the first quarter of 2007 through the fourth quarter of 2011 we experienced negative internal revenue growth each quarter. This was due primarily to the “soft market,” and, beginning in the second half of 2008 and throughout 2011, the decline in insurable exposure units, which further reduced our commissions and fees revenue. Part of the decline in 2007 was the result of the increased governmental involvement in the Florida insurance marketplace, as described below in “The Florida Insurance Overview.” One industry segment that was hit especially hard during these years was the home-building industry in southern California and, to a lesser extent in Nevada, Arizona and Florida. We had a wholesale brokerage operation that focused on placing property and casualty insurance products for that home-building segment. The revenues of this operation were significantly adversely impacted during 2007 through 2009 by these national economic trends, and by 2010 these revenues were insignificant.

While insurance premium rates continued to decline for most lines of coverage during 2011, the rate of decline slowed, and in some cases increased for certain lines of coverages such as coastal property. For the first time in the last five years, we began to observe some upward pressure on general insurance premium rates. In the first quarter of 2012, there was a modest and gradual increase in insurance premium rates primarily related to workers’ compensation insurance and coastal property insurance.

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

In recent years, six national insurance companies replaced their loss-ratio based profit-sharing contingent commission calculation with a guaranteed fixed-base methodology, referred to as “Guaranteed Supplemental Commissions” (“GSCs”). Since these

GSCs are not subject to the uncertainty of loss ratios, they are accrued throughout the year based on actual premium written. As of December 31, 2011, we accrued and earned $12.1 million in GSCs during 2011, most of which was collected in the first quarter of 2012. For 2012, two of the six national insurance companies eliminated their GSC contracts and reverted back to their previous loss-ratio based profit-sharing contingent commission contracts. As a result, any profit-sharing contingent commissions earned from these companies will not be recognized until 2013. For the three-month periods ended March 31, 2012 and 2011, we earned $2.6 million and $3.3 million, respectively, from GSCs.

The term “core commissions and fees” excludes profit-sharing contingent commissions and GSCs, and therefore represents the revenues earned directly from specific insurance policies sold, and specific fee-based services rendered. In contrast, the term “core organic commissions and fees” is our core commissions and fees less (i) the core commissions and fees earned for the first twelve months by a newly acquired operations and (ii) divested business (core commissions and fees generated from offices, books of business or niches sold or terminated during the comparable period). Core organic commissions and fees attempts to express the current year’s core commissions and fees on a comparable basis with the prior year’s core commissions and fees. The resulting net change reflects the aggregate changes from (i) net new and lost accounts, (ii) net changes in our clients’ exposure units, and (iii) net changes in insurance premium rates. The net changes in each of these three components can be determined for each of our customers. However, because our agency management accounting systems do not aggregate such data, it is not reportable. Core organic commissions and fees can reflect either “positive” growth with a net increase in revenues, or “negative” with a net decrease in revenues.

In 2010 and 2011, continued declining exposure units had a greater negative impact on our commissions and fees revenues than declining insurance premium rates. However, in the first quarter of 2012, the exposure units of our middle-market customers seem to have stabilized. With a stabilizing middle-market economy and continued upward pressure on general insurance premiums, we believe that we could continue to see positive growth in our core organic commissions and fees for the remainder of 2012.

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

In August 2002, the Florida Legislature created Citizens, to be the “insurer of last resort” in Florida. Initially, Citizens charged insurance rates that were higher than those generally prevailing in the private insurance marketplace. In each of 2004 and 2005, four major hurricanes made landfall in Florida. As a result of the ensuing significant insurance property losses, Florida property insurance rates increased in 2006. To counter the higher property insurance rates, the State of Florida instructed Citizens to significantly reduce its property insurance rates beginning in January 2007. By state law, Citizens guaranteed these rates through January 1, 2010. As a result, Citizens became one of the most, if not the most, competitive risk-bearers for a large percentage of Florida’s commercial habitational coastal property exposures, such as condominiums, apartments, and certain assisted living facilities. Additionally, Citizens became the only insurance market for certain homeowner policies throughout Florida. Today, Citizens is one of the largest underwriters of coastal property exposures in Florida.

In 2007, Citizens became the principal direct competitor of the insurance companies that underwrite the condominium program administered by one of our indirect subsidiaries, Florida Intracoastal Underwriters, Limited Company (“FIU”), and the excess and surplus lines insurers represented by wholesale brokers such as Hull & Company, Inc., another of our subsidiaries. Consequently, these operations lost significant amounts of revenues to Citizens. From 2008 through 2011, Citizens’ impact was not as dramatic as it had been in 2007; FIU’s core commissions and fees decreased 16.8% from 2008 through 2011. Citizens continued to be competitive against the excess and surplus lines insurers, and therefore Citizens negatively affected the revenues of our Florida-based wholesale brokerage operations, such as Hull & Company, Inc., from 2007 through 2011, although the impact has been decreasing each year.

Citizens’ impact on our Florida Retail Division was less severe than on our National Programs and Wholesale Brokerage Divisions because our retail offices have the ability to place business with Citizens, although at slightly lower commission rates and with greater difficulty than is the case with other insurance companies.

Effective January 1, 2010, Citizens raised its insurance rates, on average, 10% for properties with values of less than $10 million, and more than 10% for properties with values in excess of $10 million. Citizens raised its insurance rates again in 2011 and 2012. Our commission revenues from Citizens for 2011 and 2010 were approximately $7.8 million and $8.3 million, respectively. If, as expected, Citizens continues to attempt to reduce its insured exposures, the financial impact of Citizens on our business should continue to be reduced in 2012.

Company Overview — First Quarter of 2012

The first quarter of 2012 could prove to be a very important inflection point in the middle-market economy and the insurance premium marketplace. After 20 consecutive quarters in which we experienced negative internal growth of our core organic commissions and fees revenue as a direct result of the general weakness of the middle-market economy and the continuing “soft market,” we achieved a positive growth rate of 0.9% in our core organic commissions and fees in the first quarter of 2012. This positive growth, which accounted for $2.1 million of new commissions and fees, was the combined results of stabilizing exposure units in the middle-market economy and slight increases in insurance premium rates.

Even though our core organic commissions and fees grew in the first quarter of 2012, our profit-sharing contingent commissions and GSCs decreased by $5.4 million from the first quarter of 2011, primarily as a result of increasing loss ratios experienced by our insurance company partners. Substantially offsetting the reduction in our profit-sharing contingent commissions and GSCs was a $5.3 increase in other income as a result of gains on the sales of several books of businesses and a legal settlement that we received on the enforcement of non-piracy covenants contained in our employment agreements.

Additionally, we had $41.5 million of core commissions and fees from acquisitions that had no comparable revenues in the first quarter of 2011. These were primarily attributable to our acquisition of Arrowhead General Insurance Agency Superholding Corporation (“Arrowhead”), a national insurance program manager and one of the largest managing general agents (“MGA”) in the property and casualty insurance industry.

Income before income taxes in the three-month period ended March 31, 2012 increased over the same period in 2011 by 8.0%, or $6.1 million, to $82.8 million. Of the $6.1 million increase, $9.9 million related to the operations of the new acquisitions that were stand-alone offices. However, partially offsetting the increase in income before income taxes from acquisitions were increases in compensation for new producers ($0.6 million), health insurance costs ($0.5 million), and a special one-time production bonus for the 2012 year to our commissioned producers in our Retail Division ($1.3 million).

Acquisitions

Approximately 37,500 independent insurance agencies are estimated to be operating in the United States. Part of our continuing business strategy is to attract high-quality insurance intermediaries to join our operations. From 1993 through the first quarter of 2012, we acquired 423 insurance intermediary operations, excluding acquired books of business (customer accounts). Acquisition activity slowed in 2009 in part because potential sellers were unhappy with reduced agency valuations that were the consequence of lower revenues and operating profits due to the continuing “soft market” and decreasing exposure units, and therefore opted to defer the sales of their insurance agencies. The economic outlook in 2011 and 2010 improved slightly over 2009 and as a result, certain sellers viewed 2011 and 2010 as a better time in which to join our organization, and we were able to close a greater number of acquisitions.

A summary of our acquisitions for the three months ended March 31, 2012 and 2011 is as follows (in millions, except for number of acquisitions):

	Number of Acquisitions		Estimated Annual	Cash	Notes	Other	Liabilities	Recorded Earn-out	Aggregate Purchase
For the three months ended March 31:	Asset	Stock	Revenues	Paid	Issued	Payable	Assumed	Payable	Price
2012	2	1	$111.3	$401.2	$—	$21.4	$147.2	$4.7	$574.5
2011	15	—	$20.3	$43.9	$0.5	$—	$0.8	$8.9	$54.1

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

We believe that of our significant accounting and reporting policies, the more critical policies include our accounting for revenue recognition, business acquisitions and purchase price allocations, intangible asset impairments and reserves for litigation. In particular, the accounting for these areas requires significant judgments to be made by management. Different assumptions in the application of these policies could result in material changes in our consolidated financial position or consolidated results of operations. Refer to Note 1 in the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2011 on file with the Securities and Exchange Commission (“SEC”) for details regarding our critical and significant accounting policies.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes.

Financial information relating to our Consolidated Financial Results for the three months ended March 31, 2012 and 2011, is as follows (in thousands, except percentages):

	For the three months ended March 31,
	2012	2011	% Change
REVENUES
Core commissions and fees	$269,720	$229,268	17.6%
Profit-sharing contingent commissions	24,221	28,880	(16.1)%
Guaranteed supplemental commissions	2,592	3,304	(21.5)%
Investment income	135	224	(39.7)%
Other income, net	5,818	552	954.0%

Total revenues	302,486	262,228	15.4%

EXPENSES
Employee compensation and benefits	149,596	126,557	18.2%
Non-cash stock-based compensation	3,747	2,773	35.1%
Other operating expenses	43,400	36,076	20.3%
Amortization	15,613	13,509	15.6%
Depreciation	3,641	3,135	16.1%
Interest	4,087	3,607	13.3%
Change in estimated acquisition earn-out payables	(388)	(99)	291.9%

Total expenses	219,696	185,558	18.4%

Income before income taxes	82,790	76,670	8.0%
Income taxes	33,357	30,377	9.8%

NET INCOME	$49,433	$46,293	6.8%

Net internal growth rate – core organic commissions and fees	0.9%	(2.4)%
Employee compensation and benefits ratio	49.5%	48.3%
Other operating expenses ratio	14.3%	13.8%

Capital expenditures	$5,905	$2,917
Total assets at March 31, 2012 and 2011	$3,017,447	$2,443,996

Commissions and Fees

Commissions and fees, including profit-sharing contingent commissions and GSCs, for the first quarter of 2012 increased $35.1 million, or 13.4%, over the same period in 2011. Profit-sharing contingent commissions and guaranteed supplemental commissions (GSC) for the first quarter of 2012 decreased $5.4 million or 16.7%, from the first quarter of 2011, to $26.8 million, due primarily to $2.7 million and $1.8 million reductions in profit-sharing contingent commissions and GSCs in our Retail and National Program Divisions, respectively. Core organic commissions and fees are our core commissions and fees, less (i) the core commissions and fees earned for the first twelve months by newly acquired operations and (ii) divested business (commissions and fees generated from sold or terminated offices, books of business or niches). Core commissions and fees revenue for the first quarter of 2012 increased $40.5 million on a net basis, of which approximately $41.5 million represented core commissions and fees from agencies acquired since the second quarter of 2011. After divested business of $3.1 million, the remaining net increase of $2.1 million represented net new business, which reflects a 0.9% internal growth rate for core organic commissions and fees.

Investment Income

Investment income for the three months ended March 31, 2012 decreased $0.1 million, or 39.7%, from the same period in 2011. This decrease is primarily due to lower invested balances.

Other Income, net

Other income for the three months ended March 31, 2012 reflected income of $5.8 million, compared with $0.6 million in the same period in 2011. Other income consists primarily of gains and losses from the sale and disposition of assets. Although we are not in the business of selling customer accounts, we periodically will sell an office or a book of business (one or more customer accounts) that does not produce reasonable margins or demonstrate a potential for growth, or because doing so is otherwise in the Company’s interest. Of the $5.3 million increase for the three months ended March 31, 2012 over the comparable period in 2011, $2.8 million represented gains on the sale of books of businesses and $2.2 million related to a legal settlement that we received on the enforcement of non-piracy covenants contained in our employment agreements.

Employee Compensation and Benefits

Employee compensation and benefits expense as a percentage of total revenues increased to 49.5% for the three months ended March 31, 2012, over the 48.3% for the three months ended March 31, 2011. Employee compensation and benefits for the first quarter of 2012 increased, on a net basis, approximately 18.2%, or $23.0 million, over the same period in 2011. However, that net increase included $20.4 million of new compensation costs related to new acquisitions that were stand-alone offices. Therefore, employee compensation and benefits expense attributable to those offices that existed in the same three-month period ended March 31, 2012 and 2011 (including the new acquisitions that combined with, or “folded into” those offices) increased by $2.6 million. The employee compensation and benefits expense increases in these offices were primarily related to a special one-time, 2012 production bonus to be paid to our commissioned producers in our Retail Division ($1.3 million), an increase in our group health insurance costs ($0.5 million), and an increase in producer salaries due to our hiring of new producer trainees ($0.6 million). The 2012 special one-time production bonus will be paid in the first quarter of 2013 to commissioned producers in our Retail Division in the amount of 5% of their 2011 annual production, who grow their 2012 annual production by more than 5% over their 2011 annual production. We estimate the cost of this production bonus in 2012 will be approximately $6.0 million to $8.0 million.

Non-Cash Stock-Based Compensation

The Company has an employee stock purchase plan, and grants stock options and non-vested stock awards under other equity-based plans to its employees. Compensation expense for all share-based awards is recognized in the financial statements based upon the grant-date fair value of those awards. Non-cash stock-based compensation expense for the three months ended March 31, 2012 increased $1.0 million, or 35.1%, over the same period in 2011 primarily due to new grants issued in January 2012 under our Stock Incentive Plan (“SIP”).

Other Operating Expenses

As a percentage of total revenues, other operating expenses represented 14.3% in the first quarter of 2012, an increase over the 13.8% for the first quarter of 2011. Other operating expenses for the first quarter of 2012 increased $7.3 million, or 20.3%, over the same period of 2011, of which $8.1 million related to acquisitions that joined us as stand-alone offices since April 2011. Therefore, other operating expenses from those offices that existed in both the three-month periods ended March 31, 2012 and 2011 (including the new acquisitions that “folded into” those offices) decreased by $0.8 million. Of the $0.8 million decrease, $1.0 million related to decreased office rents with a slight offset of $0.2 million in net additional costs.

Amortization

Amortization expense for the first quarter of 2012 increased $2.1 million, or 15.6%, over the first quarter of 2011. This increase was primarily due to the amortization of additional intangible assets as the result of recent acquisitions.

Depreciation

Depreciation expense for the first quarter of 2012 increased by $0.5 million, or 16.1%, over the first quarter of 2011. This increase was due primarily to recent acquisitions.

Interest Expense

Interest expense for the first quarter of 2012 increased $0.5, or 13.3% million from the first quarter of 2011. This increase was a result of additional debt borrowed in connection with our acquisition of Arrowhead.

Change in Estimated Acquisition Earn-Out Payables

As of March 31, 2012, and 2011, the fair value of the estimated earn-out payables was re-evaluated and reduced by $1.0 million and $0.5 million, respectively, which resulted in a credit to the Condensed Consolidated Statement of Income. Additionally, the interest expense accretion to the Condensed Consolidated Statement of Income for the three months ended March 31, 2012, and 2011 was $0.6 million and $0.4 million, respectively.

RESULTS OF OPERATIONS — SEGMENT INFORMATION

As discussed in Note 11 of the Notes to Condensed Consolidated Financial Statements, we operate four reportable segments or divisions: the Retail, National Programs, Wholesale Brokerage, and Services Divisions. On a divisional basis, increases in amortization, depreciation and interest expenses result from completed acquisitions within a given division in a particular year. Likewise, other income in each division primarily reflects net gains on sales of customer accounts and fixed assets. As such, in evaluating the operational efficiency of a division, management places emphasis on the net internal growth rate of core organic commissions and fees revenues, the gradual improvement of the ratio of total employee compensation and benefits expenses to total revenues, and the gradual improvement of the ratio of other operating expenses to total revenues.

The term “core commissions and fees” excludes profit-sharing contingent commissions and GSCs, and therefore represents the revenues earned directly from specific insurance policies sold, and specific fee-based services rendered. In contrast, the term “core organic commissions and fees” is our core commissions and fees less (i) the core commissions and fees earned for the first twelve months by newly acquired operations and (ii) divested business (core commissions and fees generated from offices, books of business or niches sold or terminated during the comparable period). Core organic commissions and fees attempts to express the current year’s core commissions and fees on a comparable basis with the prior year’s core commissions and fees. The resulting net change reflects the aggregate changes attributable to (i) net new and lost accounts, (ii) net changes in our clients’ exposure units, and (iii) net changes in insurance premium rates. The net changes in each of these three components can be determined for each of our customers. However, because our agency management accounting systems do not aggregate such data, it is not reportable. Core organic commissions and fees reflect either “positive” growth with a net increase in revenues, or “negative” growth with a net decrease in revenues.

The internal growth rates for our core organic commissions and fees for the three months ended March 31, 2012, and 2011, by Division, are as follows (in thousands, except percentages):

2012	For the three months ended March 31,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
	2012	2011
Retail(1)	$151,946	$140,365	$11,581	8.3%	$12,544	$(963)	(0.7)%
National Programs	53,630	34,095	19,535	57.3%	19,324	211	0.6%
Wholesale Brokerage	38,382	35,871	2,511	7.0%	549	1,962	5.5%
Services	25,762	15,823	9,939	62.8%	9,060	879	5.6%

Total core commissions and fees	$269,720	$226,154	$43,566	19.3%	$41,477	$2,089	0.9%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Condensed Consolidated Statements of Income for the three months ended March 31, 2012, and 2011, is as follows (in thousands, except percentages):

	For the three months ended March 31,
	2012	2011
Total core commissions and fees	$269,720	$226,154
Profit-sharing contingent commissions	24,221	28,880
Guaranteed supplemental commissions	2,592	3,304
Divested business	—	3,114

Total commission and fees	$296,533	$261,452

(1)	The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 11 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

2011	For the three months ended March 31,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
	2011	2010
Retail(1)	$143,182	$134,982	$8,200	6.1%	$12,429	$(4,229)	(3.1)%
National Programs	34,095	36,543	(2,448)	(6.7)%	—	(2,448)	(6.7)%
Wholesale Brokerage	36,168	34,621	1,547	4.5%	—	1,547	4.5%
Services	15,823	8,996	6,827	75.9%	6,856	(29)	(0.3)%

Total core commissions and fees	$229,268	$215,142	$14,126	6.6%	$19,285	$(5,159)	(2.4)%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Condensed Consolidated Statements of Income for the three months ended March 31, 2011 and 2010 is as follows (in thousands, except percentages):

	For the three months ended March 31,
	2011	2010
Total core commissions and fees	$229,268	$215,142
Profit-sharing contingent commissions	28,880	32,236
Guaranteed supplemental commissions	3,304	3,005
Divested business	—	291

Total commission and fees	$261,452	$250,674

(1)	The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 11 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

Retail Division

The Retail Division provides a broad range of insurance products and services to commercial, public and quasi-public, professional and individual insured customers. Approximately 96.1% of the Retail Division’s commissions and fees revenue are commission-based. Because most of our other operating expenses do not change as premiums fluctuate, we believe that most of any fluctuation in the commissions, net of related compensation, which we receive will be reflected in our pre-tax income.

Financial information relating to Brown & Brown’s Retail Division for the three months ended March 31, 2012 and 2011 is as follows (in thousands, except percentages):

	For the three months ended March 31,
	2012	2011	% Change
REVENUES
Core commissions and fees	$152,592	$143,242	6.5%
Profit-sharing contingent commissions	9,534	11,879	(19.7)%
Guaranteed supplemental commissions	2,013	2,354	(14.5)%
Investment income	25	16	56.3%
Other income, net	3,040	289	951.9%

Total revenues	167,204	157,780	6.0%

EXPENSES
Employee compensation and benefits	82,661	76,687	7.8%
Non-cash stock-based compensation	1,304	1,533	(14.9)%
Other operating expenses	24,994	24,469	2.1%
Amortization	8,527	8,204	3.9%
Depreciation	1,258	1,258	—%
Interest	6,934	6,914	0.3%
Change in acquisition earn-out payables	(674)	(263)	156.3%

Total expenses	125,004	118,802	5.2%

Income before income taxes	$42,200	$38,978	8.3%

Net internal growth rate – core organic commissions and fees	(0.7)%	(3.1)%
Employee compensation and benefits ratio	49.4%	48.6%
Other operating expenses ratio	14.9%	15.5%

Capital expenditures	$1,061	$1,292
Total assets at March 31, 2012 and 2011	$2,188,467	$2,002,677

The Retail Division’s total revenues during the three months ended March 31, 2012, increased 6.0%, or $9.4 million, over the same period in 2011, to $167.2 million. Profit-sharing contingent commissions and GSCs for the first quarter of 2012 decreased $2.7 million, or 18.9%, from the first quarter of 2011, to $11.5 million. The $9.4 million net increase in core commissions and fees revenue resulted from the following factors: (i) an increase of approximately $12.5 million related to the core commissions and fees revenues from acquisitions that had no comparable revenues in the same period of 2011; (ii) a decrease of $2.8 million related to commissions and fees revenue recorded in the first quarter of 2011 from business divested during 2012; and (iii) the remaining net decrease of $1.0 million primarily related to net lost business. The Retail Division’s negative internal growth rate for core organic commissions and fees revenue was (0.7)% for the first quarter of 2012, and was driven by slightly reduced insurable exposure units in most areas of the United States, which was partially offset by mild upward pressure on general insurance premium rates.

Income before income taxes for the three months ended March 31, 2012, increased 8.3%, or $3.2 million, over the same period in 2011, to $42.2 million. This increase was primarily due to the core commissions and fees generated by new acquisitions. Additionally, there were continued improved efficiencies relating to certain other operating expenses, such as data processing, insurance, postage and office rent expenses. However, commissioned producer compensation increased $1.3 million for the three months ended March 31, 2012 over the same period in 2011 as a result of a special one-time program whereby our commissioned producers are eligible for an extra 5% commission on their 2011 production results if their 2012 production exceeds their 2011 production by at least 5%.

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

Financial information relating to our National Programs Division for the three months ended March 31, 2012 and 2011 is as follows (in thousands, except percentages):

	For the three months ended March 31,
	2012	2011	% Change
REVENUES
Core commissions and fees	$53,630	$34,095	57.3%
Profit-sharing contingent commissions	10,519	12,215	(13.9)%
Guaranteed supplemental commissions	194	264	(26.5)%
Investment income	—	—	—%
Other income, net	264	20	NMF %

Total revenues	64,607	46,594	38.7%

EXPENSES
Employee compensation and benefits	26,487	17,078	55.1%
Non-cash stock-based compensation	825	325	153.8%
Other operating expenses	10,280	6,009	71.1%
Amortization	3,176	1,924	65.1%
Depreciation	1,142	785	45.5%
Interest	6,652	451	NMF %
Change in acquisition earn-out payables	88	5	NMF %

Total expenses	48,650	26,577	83.1%

Income before income taxes	$15,957	$20,017	(20.3)%

Net internal growth rate – core organic commissions and fees	0.6%	(6.7)%
Employee compensation and benefits ratio	41.0%	36.7%
Other operating expenses ratio	15.9%	12.9%

Capital expenditures	$2,416	$427
Total assets at March 31, 2012 and 2011	$1,154,666	$632,207

Total revenues for National Programs for the three months ended March 31, 2012, increased 38.7%, or $18.0 million, over the same period in 2011, to $64.6 million. Profit-sharing contingent commissions and GSCs for the first quarter of 2012 decreased $1.8 million from the first quarter of 2011 due primarily to a $1.1 million reduction in profit-sharing contingent commissions received by Proctor Financial, Inc. (“Proctor”). Proctor’s profit-sharing contingent core commissions declined in the 2012 because written premiums were lower than in 2011 as compared to 2010. The $19.5 million net increase in core commissions and fees revenue resulted from the following factors: (i) an increase of approximately $19.3 million related to the core commissions and fees revenues from acquisitions that had no comparable revenues in the same period of 2011; and (ii) the remaining net increase of $0.2 million primarily related to net new business. The National Programs Division’s internal growth rate for core organic commissions and fees revenue was 0.6% for the three months ended March 31, 2012. Of the $0.2 million of net new business, $0.9 million related to a net increase in commissions and fees revenue at Proctor, which was partially offset by net decreases in core organic commissions and fees of $0.7 million in our public entity business.

Income before income taxes for the three months ended March 31, 2012 decreased 20.3%, or $4.1 million, from the same period in 2011, to $16.0 million. This net decrease was primarily due to the increase in the inter-company interest expense allocation of $6.2 million as a result of the Arrowhead acquisition, which was partially offset by the increased earnings before that interest charge attributable to the Arrowhead acquisition. Additionally, income before income taxes and interest expense from new acquisitions increased $5.0 mill, but was partially offset by $2.0 million reduction in profit-sharing contingent commissions and $0.9 million increased compensation from those offices that existed in the same three-month period ended March 31, 2012 and 2011.

Wholesale Brokerage Division

The Wholesale Brokerage Division markets and sells excess and surplus commercial and personal lines insurance and reinsurance, primarily through independent agents and brokers. Like the Retail and National Programs Divisions, the Wholesale Brokerage Division’s revenues are primarily commission-based.

Financial information relating to our Wholesale Brokerage Division for the three months ended March 31, 2012 and 2011 is as follows (in thousands, except percentages):

	For the three months ended March 31,
	2012	2011	% Change
REVENUES
Core commissions and fees	$38,382	$36,168	6.1%
Profit-sharing contingent commissions	4,168	4,786	(12.9)%
Guaranteed supplemental commissions	597	715	(16.5)%
Investment income	6	8	(25.0)%
Other income, net	151	147	2.7%

Total revenues	43,304	41,824	3.5%

EXPENSES
Employee compensation and benefits	21,430	20,465	4.7%
Non-cash stock-based compensation	302	374	(19.3)%
Other operating expenses	7,985	7,574	5.4%
Amortization	2,787	2,734	1.9%
Depreciation	656	665	(1.4)%
Interest	1,226	2,217	(44.7)%
Change in acquisition earn-out payables	41	18	127.8%

Total expenses	34,427	34,047	1.1%

Income before income taxes	$8,877	$7,777	14.1%

Net internal growth rate – core organic commissions and fees	5.5%	4.5%
Employee compensation and benefits ratio	49.5%	48.9%
Other operating expenses ratio	18.4%	18.1%

Capital expenditures	$1,174	$633
Total assets at March 31, 2012 and 2011	$768,444	$694,364

The Wholesale Brokerage Division’s total revenues for the three months ended March 31, 2012, increased 3.5%, or $1.5 million, over the same period in 2011, to $43.3 million. Profit-sharing contingent commissions and GSCs for the first quarter of 2012 decreased $0.7 million from the same quarter of 2011. The $2.2 million net increase in core commissions and fees revenue resulted from the following factors: (i) an increase of approximately $0.5 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2011; (ii) a decrease of $0.3 million related to commissions and fees revenue recorded in the first quarter of 2011 from business divested during 2012; and (iii) the remaining net increase of $2.0 million primarily related to net new business. As such, the Wholesale Brokerage Division’s internal growth rate for core organic commissions and fees revenue was 5.5% for the first quarter of 2012.

Income before income taxes for the three months ended March 31, 2012, increased 14.1%, or $1.1 million, over the same period in 2011, to $8.9 million, primarily due to a net reduction in the inter-company interest expense allocation of $1.0 million.

Services Division

The Services Division provides insurance-related services, including third-party claims administration (“TPA”) and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside services and effective in 2010, Social Security disability and Medicare benefits advocacy services. Unlike our other segments, approximately 99.9% of the Services Division’s 2011 commissions and fees revenue was generated from fees, which are not significantly affected by fluctuations in general insurance premiums.

Financial information relating to our Services Division for the three months ended March 31, 2012 and 2011 is as follows (in thousands, except percentages):

	For the three months ended March 31,
	2012	2011	% Change
REVENUES
Core commissions and fees	$25,762	$15,823	62.8%
Profit-sharing contingent commissions	—	—	—%
Guaranteed supplemental commissions	—	—	—%
Investment income	—	3	(100.0)%
Other income, net	68	20	240.0%

Total revenues	25,830	15,846	63.0%

EXPENSES
Employee compensation and benefits	13,868	8,770	58.1%
Non-cash stock-based compensation	131	50	162.0%
Other operating expenses	5,829	2,876	102.7%
Amortization	1,113	637	74.7%
Depreciation	225	132	70.5%
Interest	1,520	1,509	0.7%
Change in acquisition earn-out payables	157	141	11.3%

Total expenses	22,843	14,115	61.8%

Income before income taxes	$2,987	$1,731	72.6%

Net internal growth rate – core organic commissions and fees	5.6%	(0.3)%
Employee compensation and benefits ratio	53.7%	55.3%
Other operating expenses ratio	22.6%	18.1%

Capital expenditures	$361	$295
Total assets at March 31, 2012 and 2011	$269,623	$145,560

The Services Division’s total revenues for the three months ended March 31, 2012 increased 63.0%, or $10.0 million, over the same period in 2011, to $25.8 million. The $9.9 million net increase in commissions and fees revenue resulted from the following factors: (i) an increase of approximately $9.1 million related to the core commissions and fees revenue from the third-party claims administration business acquired as part of the Arrowhead acquisition, as well as an additional acquisition of a property and casualty claims administration operation, neither of which had comparable revenues in the same period of 2011; and (ii) net new business of $0.9 million. As such, the Services Division’s internal growth rate for core organic commissions and fees revenue was 5.6% for the first quarter of 2012.

Income before income taxes for the three months ended March 31, 2012, increased 72.6%, or $1.3 million, over the same period in 2011, to $3.0 million, primarily due to new acquisitions.

Other

As discussed in Note 11 of the Notes to Condensed Consolidated Financial Statements, the “Other” column in the Segment Information table includes any income and expenses not allocated to reportable segments, and corporate-related items, including the inter-company interest expense charges to reporting segments.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents of $155.7 million at March 31, 2012, reflected a decrease of $130.6 million from the $286.3 million balance at December 31, 2011. For the three-month period ended March 31, 2012, $25.8 million of cash was provided from operating activities. Also during this period, $341.8 million of cash was used for acquisitions, $5.9 million was used for additions to fixed assets, $200.0 million was provided from proceeds received on new long-term debt, and $12.2 million was used for payment of dividends.

Our ratio of current assets to current liabilities (the “current ratio”) was 1.16 and 1.47 at March 31, 2012, and December 31, 2011, respectively.

Contractual Cash Obligations

As of March 31, 2012, our contractual cash obligations were as follows:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$450,646	$603	$125,043	$225,000	$100,000
Other liabilities(1)	41,419	18,762	18,875	1,872	1,910
Operating leases	131,670	29,478	48,768	32,212	21,212
Interest obligations	66,968	16,186	27,785	16,434	6,563
Unrecognized tax benefits	806	—	806	—	—
Maximum future acquisition contingency payments(2)	136,763	38,332	96,574	1,857	—

Total contractual cash obligations	$828,272	$103,361	$317,851	$277,375	$129,685

(1)	Includes the current portion of other long-term liabilities.
(2)	Includes $51.9 million of current and non-current estimated earn-out payables resulting from acquisitions consummated after January 1, 2009.

In July 2004, we completed a private placement of $200.0 million of unsecured senior notes (the “Notes”). The $200.0 million was divided into two series: (1) Series A, which closed on September 15, 2004, for $100.0 million due in 2011 and bearing interest at 5.57% per year; and (2) Series B, which closed on July 15, 2004, for $100.0 million due in 2014 and bearing interest at 6.08% per year. Brown & Brown has used the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. On September 15, 2011, the $100.0 million of Series A Notes were redeemed on their normal maturity date. As of March 31, 2012 and December 31, 2011, there was an outstanding balance on the Notes of $100.0 million.

On December 22, 2006, we entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). On September 30, 2009, we and the Purchaser amended the Master Agreement to extend the term of the agreement until August 20, 2012. The Purchaser also purchased Notes issued by us in 2004. The Master Agreement provides for a $200.0 million private uncommitted “shelf” facility for the issuance of senior unsecured notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten years, as the parties may determine. The Master Agreement includes various covenants, limitations and events of default similar to the Notes issued in 2004. The initial issuance of notes under the Master Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.66% per year. On February 1, 2008, $25.0 million in Series D Senior Notes due January 15, 2015, with a fixed interest rate of 5.37% per year, were issued. On September 15, 2011, and pursuant to a Confirmation of Acceptance, dated January 21, 2011 (the “Confirmation”), in connection with the Master Agreement, $100.0 million in Series E Senior Notes due September 15, 2018, with a fixed interest rate of 4.50% per year, were issued. The Series E Senior Notes were issued for the sole purpose of retiring the Series A Senior Notes. As of March 31, 2012, and December 31, 2011, there was an outstanding debt balance of $150.0 million attributable to notes issued under the provisions of the Master Agreement.

On June 12, 2008, we entered into an Amended and Restated Revolving Loan Agreement dated as of June 3, 2008 (the “Prior Loan Agreement”), with a national banking institution, amending and restating the Revolving Loan Agreement dated September 29, 2003, as amended (the “Revolving Agreement”), to increase the lending commitment to $50.0 million (subject to potential increases up to $100.0 million) and to extend the maturity date from December 20, 2011, to June 3, 2013. The Revolving Agreement initially provided for a revolving credit facility in the maximum principal amount of $75.0 million. After a series of amendments that provided covenant exceptions for the notes issued or to be issued under the Master Agreement and relaxed or deleted certain other covenants, the maximum principal amount was reduced to $20.0 million. At March 31, 2012 and December 31, 2011, there were no borrowings against this facility.

On January 9, 2012, we entered into: (1) an amended and restated revolving and term loan credit agreement (the “SunTrust Agreement”) with SunTrust Bank (“SunTrust”) that provides for (a) a $100.0 million term loan (the “SunTrust Term Loan”) and (b) a $50.0 million revolving line of credit (the “SunTrust Revolver”) and (2) a $50.0 million promissory note (the “JPM Note”) in favor of JPMorgan Chase Bank, N.A. (“JPMorgan”), pursuant to a letter agreement executed by JP Morgan (together with the JPM Note, (the “JPM Agreement”) that provides for a $50.0 million uncommitted line of credit bridge facility (the “JPM Bridge Facility”). The SunTrust Term Loan, the SunTrust Revolver and the JPM Bridge Facility were each funded on January 9, 2012, and provided the financing for the Arrowhead acquisition. The SunTrust Agreement amended and restated the Prior Loan Agreement.

The maturity date for the SunTrust Term Loan and the SunTrust Revolver is December 31, 2016, at which time all outstanding principal and unpaid interest will be due. Both the SunTrust Term Loan and the SunTrust Revolver may be increased by up to $50.0 million (bringing the total available to $150.0 million for the SunTrust Term Loan and $100.0 million for the SunTrust Revolver. The calculation of interest and fees for the SunTrust Agreement is generally based on our funded debt-to-EBITDA ratio. Interest is charged at a rate equal to 1.00% to 1.40% above LIBOR or 1.00% below the Base Rate, each as more fully described in the SunTrust Agreement. Fees include an up-front fee, an availability fee of 0.175% to 0.25%, and a letter of credit margin fee of 1.00% to 1.40%. Initially, until our March 31, 2012 quarter end, the applicable margin for LIBOR advances is 1.00%, the availability fee is 0.175%, and the letter of credit margin fee is 1.00%. The obligations under the SunTrust Term Loan and SunTrust Revolver are unsecured and the SunTrust Agreement includes various covenants, limitations and events of default that are customary for similar facilities for similar borrowers and that are substantially similar to those contained in the Prior Loan Agreement.

The maturity date for the JPM Bridge Facility was February 3, 2012, at which time all outstanding principal and unpaid interest would have been due. On January 26, 2012, we entered into a term loan agreement (the “JPM Agreement”) with JPMorgan that provided for a $100.0 million term loan (the “JPM Term Loan”). The JPM Term Loan was fully funded on January 26, 2012, and provided the financing to fully repay (1) the “JPM Bridge Facility and (2) the SunTrust Revolver. As a result of the January 26, 2012 financing and repayments, the JPM Bridge Facility was terminated and the SunTrust Revolver’s amount outstanding was brought to zero.

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

The 30-day LIBOR and Adjusted LIBOR Rate as of March 31, 2012 was 0.24125% and 0.25%, respectively.

The Notes, the Master Agreement, the SunTrust Agreement and the JPM Agreement all require that we maintain certain financial ratios and comply with certain other covenants. We were in compliance with all such covenants as of March 31, 2012 and December 31, 2011.

Neither we nor our subsidiaries have ever incurred off-balance-sheet obligations through the use of, or investment in, off-balance-sheet derivative financial instruments or structured finance or special purpose entities organized as corporations, partnerships or limited liability companies or trusts.

We believe that our existing cash, cash equivalents, short-term investment portfolio and funds generated from operations, together with our Notes, the Master Agreement, the SunTrust Agreement and the JPM Agreement described above, will be sufficient to satisfy our normal liquidity needs through at least the end of 2012. Additionally, we believe that funds generated from future operations will be sufficient to satisfy our normal liquidity needs, including the required annual principal payments on our long-term debt.

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

The shelf registration statement we had with the SEC registering the potential sale of an indeterminate amount of debt and equity securities in the future, from time to time, to augment our liquidity and capital resources expired March 2, 2012. We intend to file a new shelf registration statement at some point within the next year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and equity prices. We are exposed to market risk through our investments, revolving credit line and term loan agreements.

Our invested assets are held as cash and cash equivalents, restricted cash and investments, available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit. These investments are subject to interest rate risk and equity price risk. The fair values of our cash and cash equivalents, restricted cash and investments, and certificates of deposit at March 31, 2012, and December 31, 2011, approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.

We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation (the “Evaluation”) required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of March 31, 2012. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

In Item 3 of Part I of the Company’s Annual Report on Form 10-K for its fiscal year ending December 31, 2011, certain information concerning certain legal proceedings and other matters was disclosed. Such information was current as of the date of filing. During the Company’s fiscal quarter ending March 31, 2012, no new legal proceedings, or material developments with respect to existing legal proceedings, occurred which require disclosure in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

There were no material changes in the risk factors previously disclosed in Item 1A, “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this Report:

3.1	Articles of Amendment to Articles of Incorporation (adopted April 24, 2003) (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 2003), and Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 1999).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on March 2, 2012).

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN & BROWN, INC.

/S/ CORY T. WALKER
Date: May 10, 2012	Cory T. Walker Sr. Vice President, Chief Financial Officer and Treasurer (duly authorized officer, principal financial officer and principal accounting officer)