Form 10-Q
period 2012-06-30
BROWN & BROWN INC
filed 2012-08-06
CIK 79282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of the Registrant’s common stock, $.10 par value, outstanding as of August 1, 2012, was 143,280,028.

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

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share data)	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
REVENUES
Commissions and fees	$289,942	$245,983	$586,475	$507,435
Investment income	187	393	322	617
Other income, net	787	440	6,605	992

Total revenues	290,916	246,816	593,402	509,044

EXPENSES
Employee compensation and benefits	150,752	125,852	300,348	252,409
Non-cash stock-based compensation	3,738	2,709	7,485	5,482
Other operating expenses	42,220	34,979	85,620	71,055
Amortization	15,881	13,556	31,494	27,065
Depreciation	3,784	3,079	7,425	6,214
Interest	4,000	3,608	8,087	7,215
Change in estimated acquisition earn-out payables	(604)	1,565	(992)	1,466

Total expenses	219,771	185,348	439,467	370,906

Income before income taxes	71,145	61,468	153,935	138,138

Income taxes	28,674	24,433	62,031	54,810

Net income	$42,471	$37,035	$91,904	$83,328

Net income per share:
Basic	$0.30	$0.26	$0.64	$0.58

Diluted	$0.29	$0.26	$0.63	$0.57

Weighted average number of shares outstanding:
Basic	139,086	138,379	139,044	138,365

Diluted	141,828	139,942	141,664	140,950

Dividends declared per share	$0.0850	$0.0800	$0.1700	$0.1600

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except per share data)	June 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$193,712	$286,305
Restricted cash and investments	192,540	130,535
Short-term investments	7,729	7,627
Premiums, commissions and fees receivable	295,758	240,257
Deferred income taxes	16,281	19,863
Other current assets	45,018	23,540

Total current assets	751,038	708,127

Fixed assets, net	70,986	61,360
Goodwill	1,674,903	1,323,469
Amortizable intangible assets, net	577,203	496,182
Other assets	23,161	17,873

Total assets	$3,097,291	$2,607,011

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Premiums payable to insurance companies	$461,022	$327,096
Premium deposits and credits due customers	29,246	30,048
Accounts payable	55,802	22,384
Accrued expenses and other liabilities	94,546	100,865
Current portion of long-term debt	663	1,227

Total current liabilities	641,279	481,620

Long-term debt	450,033	250,033

Deferred income taxes, net	222,773	178,052

Other liabilities	64,959	53,343

Shareholders’ Equity:
Common stock, par value $0.10 per share; authorized 280,000 shares; issued and outstanding 143,281 at 2012 and 143,352 at 2011	14,328	14,335
Additional paid-in capital	313,810	307,059
Retained earnings	1,390,109	1,322,562
Accumulated other comprehensive income, net of related income tax effect of $0 at 2012 and $4 at 2011	—	7

Total shareholders’ equity	1,718,247	1,643,963

Total liabilities and shareholders’ equity	$3,097,291	$2,607,011

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended June 30,
(in thousands)	2012	2011
Cash flows from operating activities:
Net income	$91,904	$83,328
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	31,494	27,065
Depreciation	7,425	6,214
Non-cash stock-based compensation	7,485	5,482
Change in estimated acquisition earn-out payables	(992)	1,466
Deferred income taxes	25,385	24,444
Income tax benefit from exercise of shares from the stock benefit plans	(55)	(132)
Net (gain) on sales of investments, fixed assets and customer accounts	(2,361)	(129)
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Restricted cash and investments (increase) decrease	(62,005)	3,521
Premiums, commissions and fees receivable (increase)	(6,355)	(30,772)
Other assets (increase)	(9,747)	(20,560)
Premiums payable to insurance companies increase	50,028	41,242
Premium deposits and credits due customers (decrease)	(854)	(3,779)
Accounts payable increase	33,269	241
Accrued expenses and other liabilities (decrease)	(27,969)	(9,991)
Other liabilities (decrease)	(23,903)	(4,042)

Net cash provided by operating activities	112,749	123,598

Cash flows from investing activities:
Additions to fixed assets	(12,677)	(6,513)
Payments for businesses acquired, net of cash acquired	(369,733)	(85,610)
Proceeds from sales of fixed assets and customer accounts	4,504	709
Purchases of investments	(3,147)	(6,648)
Proceeds from sales of investments	3,084	6,787

Net cash used in investing activities	(377,969)	(91,275)

Cash flows from financing activities:
Payments on acquisition earn-outs	(1,645)	(2,976)
Proceeds from long-term debt	200,000	—
Payments on long-term debt	(624)	(1,244)
Borrowings on revolving credit facilities	100,000	—
Payments on revolving credit facilities	(100,000)	—
Income tax benefit from exercise of shares from the stock benefit plans	55	132
Issuances of common stock for employee stock benefit plans	288	585
Repurchase of stock benefit plan shares for employees to fund tax withholdings	(1,084)	(102)
Cash dividends paid	(24,363)	(22,836)

Net cash provided by (used in) financing activities	172,627	(26,441)

Net (decrease) increase in cash and cash equivalents	(92,593)	5,882
Cash and cash equivalents at beginning of period	286,305	272,984

Cash and cash equivalents at end of period	$193,712	$278,866

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

Results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share data)	2012	2011	2012	2011

Net income	$42,471	$37,035	$91,904	$83,328

Net income attributable to unvested awarded performance stock	(1,248)	(1,165)	(2,744)	(2,563)

Net income attributable to common shares	$41,223	$35,870	$89,160	$80,765

Weighted average number of common shares outstanding—basic	143,298	142,873	143,323	142,756

Less unvested awarded performance stock included in weighted average number of common shares outstanding—basic	(4,212)	(4,494)	(4,279)	(4,391)

Weighted average number of common shares outstanding for basic earnings per common share	139,086	138,379	139,044	138,365

Dilutive effect of stock options	2,742	1,563	2,620	2,585

Weighted average number of shares outstanding—diluted	141,828	139,942	141,664	140,950

Net income per share:
Basic	$0.30	$0.26	$0.64	$0.58

Diluted	$0.29	$0.26	$0.63	$0.57

NOTE 4· New Accounting Pronouncements

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

NOTE 5· Business Combinations

Acquisitions in 2012

During 2012, Brown & Brown has acquired the assets and assumed certain liabilities of seven insurance intermediaries and all of the stock of one insurance intermediary. The aggregate purchase price of these acquisitions was $599,122,000, including $428,612,000 of cash payments, the issuance of notes payable of $59,000, the issuance of $23,594,000 in other payables, the assumption of $133,938,000 of liabilities and $12,919,000 of recorded earn-out payables. All of these acquisitions were acquired primarily to expand Brown & Brown’s core businesses and to attract and hire high-quality individuals. Acquisition purchase prices are typically based on a multiple of average annual operating profit earned over a one- to three-year period within a minimum and maximum price range. The recorded purchase price for all acquisitions consummated after January 1, 2009 included an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations will be recorded in the consolidated statement of income when incurred.

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

(in thousands)
Name	Business Segment	2012 Date of Acquisition	Cash Paid	Note Payable	Other Payable	Recorded Earn-out Payable	Net Assets Acquired	Maximum Potential Earn-out Payable
Arrowhead General Insurance Agency Superholding Corporation	National Programs ; Services	January 9	$397,531	$—	$22,694	$3,634	$423,859	$5,000
Insurcorp & GGM Investments LLC (d/b/a Maalouf Benefit Resources)	Retail	May 1	15,500	—	900	4,932	21,332	17,000
Other	Various	Various	15,581	59	—	4,353	19,993	10,235

Total			$428,612	$59	$23,594	$12,919	$465,184	$32,235

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition:

(in thousands)	Arrowhead	Insurcorp	Other	Total
Cash	$61,786	$—	$—	$61,786
Other current assets	68,381	—	219	68,600
Fixed assets	4,629	25	67	4,721
Goodwill	321,774	14,856	12,931	349,561
Purchased customer accounts	99,515	6,529	8,190	114,234
Non-compete agreements	100	22	97	219
Other assets	1	—	—	1

Total assets acquired	556,186	21,432	21,504	599,122
Other current liabilities	(105,905)	(100)	(1,510)	(107,515)
Deferred income taxes, net	(26,423)	—	—	(26,423)

Total liabilities assumed	(132,328)	(100)	(1,510)	(133,938)

Net assets acquired	$423,858	$21,332	$19,994	$465,184

The weighted average useful lives for the acquired amortizable intangible assets are as follows: purchased customer accounts, 15.0 years; and non-compete agreements, 5.0 years.

Goodwill of $349,561,000, was allocated to the Retail, National Programs, Wholesale Brokerage and Services Divisions in the amounts of $26,976,000, $252,761,000, $811,000 and $69,013,000, respectively. Of the total goodwill of $349,561,000, $19,909,000 is currently deductible for income tax purposes and $316,733,000 is non-deductible. The remaining $12,919,000 relates to the earn-out payables and will not be deductible until it is earned and paid.

The results of operations for the acquisitions completed during 2012 have been combined with those of the Company since their respective acquisition dates. The total revenues and income (loss) before income taxes from the acquisitions completed through June 30, 2012, included in the Condensed Consolidated Statement of Income for the three months ended June 30, 2012, were $30,554,000 and ($814,000), respectively. The total revenues and income before income taxes from the acquisitions completed through June 30, 2012, included in the Condensed Consolidated Statement of Income for the six months ended June 30, 2012, were $58,266,000 and ($452,000), respectively. If the acquisitions had occurred as of the beginning of the period, the Company’s results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

(UNAUDITED)	For the three month sended June 30,		For the six month sended June 30,
(in thousands, except per share data)	2012	2011	2012	2011
Total revenues	$291,763	$277,522	$599,965	$570,176
Income before income taxes	71,473	70,022	156,202	155,203
Net income	42,667	42,189	93,257	93,622

Net income per share:
Basic	$0.30	$0.30	$0.65	$0.66
Diluted	$0.29	$0.29	$0.64	$0.64

Weighted average number of shares outstanding:
Basic	139,086	138,379	139,044	138,365
Diluted	141,828	139,942	141,664	140,950

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

Goodwill of $69,673,000 was allocated to the Retail and National Programs Divisions in the amounts of $67,386,000 and $2,287,000, respectively. Of the total goodwill of $69,673,000, $38,019,000 is currently deductible for income tax purposes and $17,839,000 is non-deductible. The remaining $13,815,000 relates to the earn-out payables and will not be deductible until it is earned and paid.

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

As of June 30, 2012, the maximum future contingency payments related to all acquisitions totaled $147,104,000, of which $2,483,000 relates to acquisitions consummated prior to January 1, 2009 and $144,621,000 relates to acquisitions consummated subsequent to January 1, 2009.

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

As of June 30, 2012, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3). The resulting additions, payments, and net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the three and six months ended June 30, 2012 and 2011, were as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2012	2011	2012	2011
Balance as of the beginning of the period	$51,908	$38,092	$47,715	$29,608
Additions to estimated acquisition earn-out payables	8,205	4,874	12,919	13,815
Payments for estimated acquisition earn-out payables	(1,512)	(2,618)	(1,645)	(2,976)

Sub Total	58,601	40,348	58,989	40,447

Net change in earnings from estimated acquisition earn-out payables:
Change in fair value on estimated acquisition earn-out payables	(1,236)	1,104	(2,206)	589
Interest expense accretion	632	461	1,214	877

Net change in earnings from estimated acquisition earn-out payables	(604)	1,565	(992)	1,466

Balance as of June 30	$57,997	$41,913	$57,997	$41,913

Of the $57,997,000 estimated acquisition earn-out payables as of June 30, 2012, $16,682,000 was recorded as accounts payable and $41,315,000 was recorded as other non-current liability. Of the $41,913,000 in estimated acquisition earn-out payables as of June 30, 2011, $8,410,000 was recorded as accounts payable and $33,503,000 was recorded as other non-current liabilities.

NOTE 6· Goodwill

Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. Brown & Brown completed its most recent annual assessment as of November 30, 2011, and identified no impairment as a result of the evaluation.

The changes in the carrying value of goodwill by operating segment for the six months ended June 30, 2012 are as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Total
Balance as of January 1, 2012	$823,573	$149,802	$273,783	$76,311	$1,323,469
Goodwill of acquired businesses	27,269	252,761	3,425	69,013	352,468
Goodwill transferred	—	—	—	—	—
Goodwill disposed of relating to sales of businesses	(1,034)	—	—	—	(1,034)

Balance as of June 30, 2012	$849,808	$402,563	$277,208	$145,324	$1,674,903

NOTE 7· Amortizable Intangible Assets

Amortizable intangible assets at June 30, 2012, and December 31, 2011, consisted of the following:

	June 30, 2012				December 31, 2011
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (years)
Purchased customer accounts	$986,184	$(410,156)	$576,028	14.9	$876,552	$(381,615)	$494,937	14.9
Non-compete agreements	25,499	(24,324)	1,175	7.2	25,291	(24,046)	1,245	7.2

Total	$1,011,683	$(434,480)	$577,203		$901,843	$(405,661)	$496,182

Amortization expense for amortizable intangible assets for the years ending December 31, 2012, 2013, 2014, 2015 and 2016, is estimated to be $63,321,000, $62,787,000, $61,725,000, $60,434,000, and $55,849,000, respectively.

NOTE 8· Long-Term Debt

Long-term debt at June 30, 2012, and December 31, 2011, consisted of the following:

(in thousands)	2012	2011
Unsecured senior notes	$450,000	$250,000
Acquisition notes payable	696	1,260

Total debt	450,696	251,260
Less current portion	(663)	(1,227)

Long-term debt	$450,033	$250,033

In July 2004, the Company completed a private placement of $200.0 million of unsecured senior notes (the “Notes”). The $200.0 million was divided into two series: (1) Series A, which closed on September 15, 2004, for $100.0 million due in 2011 and bearing interest at 5.57% per year; and (2) Series B, which closed on July 15, 2004, for $100.0 million due in 2014 and bearing interest at 6.08% per year. Brown & Brown has used the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. On September 15, 2011, the $100.0 million of Series A Notes were redeemed on their normal maturity date. As of June 30, 2012 and December 31, 2011, there was an outstanding balance on the Notes of $100.0 million.

On December 22, 2006, the Company entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). On September 30, 2009, the Company and the Purchaser amended the Master

Agreement to extend the term of the agreement until September 30, 2012. The Purchaser also purchased Notes issued by the Company in 2004. The Master Agreement provides for a $200.0 million private uncommitted “shelf” facility for the issuance of unsecured senior notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten years, as the parties may determine. The Master Agreement includes various covenants, limitations and events of default similar to the Notes issued in 2004. The initial issuance of notes under the Master Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.66% per year. On February 1, 2008, $25.0 million in Series D Senior Notes due January 15, 2015, with a fixed interest rate of 5.37% per year, were issued. On September 15, 2011, and pursuant to a Confirmation of Acceptance, dated January 21, 2011 (the “Confirmation”), in connection with the Master Agreement, $100.0 million in Series E Senior Notes due September 15, 2018, with a fixed interest rate of 4.50% per year, were issued. The Series E Senior Notes were issued for the sole purpose of retiring the Series A Senior Notes. As of June 30, 2012, and December 31, 2011, there was an outstanding debt balance of $150.0 million attributable to notes issued under the provisions of the Master Agreement.

On June 12, 2008, the Company entered into an Amended and Restated Revolving Loan Agreement dated as of June 3, 2008 (the “Prior Loan Agreement”), with a national banking institution, amending and restating the Revolving Loan Agreement dated September 29, 2003, as amended (the “Revolving Agreement”), to increase the lending commitment to $50.0 million (subject to potential increases up to $100.0 million) and to extend the maturity date from December 20, 2011, to June 3, 2013. The Revolving Agreement initially provided for a revolving credit facility in the maximum principal amount of $75.0 million. After a series of amendments that provided covenant exceptions for the notes issued or to be issued under the Master Agreement and relaxed or deleted certain other covenants, the maximum principal amount was reduced to $20.0 million. At June 30, 2012 and December 31, 2011, there were no borrowings against this facility.

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

The maturity date for the JPM Bridge Facility was February 3, 2012, at which time all outstanding principal and unpaid interest would have been due. On January 26, 2012, we entered into a term loan agreement (the “JPM Agreement”) with JPMorgan that provided for a $100.0 million term loan (the “JPM Term Loan”). The JPM Term Loan was fully funded on January 26, 2012, and provided the financing to fully repay (1) the JPM Bridge Facility and (2) the SunTrust Revolver. As a result of the January 26, 2012 financing and repayments, the JPM Bridge Facility was terminated and the SunTrust Revolver’s amount outstanding was brought to zero.

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

The 30-day LIBOR and Adjusted LIBOR Rate as of June 30, 2012 was 0.23875% and 0.25%, respectively.

The Notes, the Master Agreement, the SunTrust Agreement and the JPM Agreement all require that we maintain certain financial ratios and comply with certain other covenants. We were in compliance with all such covenants as of June 30, 2012 and December 31, 2011.

Acquisition notes payable represent debt incurred to sellers of certain insurance operations acquired by the Company. These notes and future contingent payments are payable in monthly, quarterly and annual installments through July 2013.

NOTE 9· Supplemental Disclosures of Cash Flow Information and Non-Cash Financing and Investing Activities

	For the six months ended June 30,
(in thousands)	2012	2011
Cash paid during the period for:
Interest	$7,764	$7,212
Income taxes	$45,261	$32,914

Brown & Brown’s significant non-cash investing and financing activities are summarized as follows:

	For the six months ended June 30,
(in thousands)	2012	2011
Other payable issued for purchased customer accounts	$23,594	$—
Notes payable issued or assumed for purchased customer accounts	$59	$1,206
Estimated acquisition earn-out payables and related charges	$12,919	$13,815
Notes received on the sale of fixed assets and customer accounts	$1,273	$6,104

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

NOTE 11· Segment Information

Brown & Brown’s business is divided into four reportable segments: the Retail Division, which provides a broad range of insurance products and services to commercial, public and quasi-public entities, and to professional and individual customers; the National Programs Division, which is comprised of two units: Professional Programs which provides professional liability and related package products for certain professionals delivered through nationwide networks of independent agents, and Special Programs, which markets targeted products and services designed for specific industries, trade groups, public and quasi-public entities, and market niches; the Wholesale Brokerage Division, which markets and sells excess and surplus commercial and personal lines insurance, and reinsurance, primarily through independent agents and brokers; and the Services Division, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside services and Social Security disability and Medicare benefits advocacy services. Brown & Brown conducts all of its operations within the United States of America, except for one wholesale brokerage operation based in London, England which commenced business in March 2008. This operation earned $3.1 million and $2.6 million of total revenues for the three months ended June 30, 2012 and 2011, respectively. This operation earned $5.8 million and $5.1 million of total revenues for the six months ended June 30, 2012 and 2011, respectively. Additionally, this operation earned $9.1 million of total revenues for the year ended December 31, 2011. Long-lived assets held outside of the United States during the six months ended June 30, 2012 and 2011, respectively, were not material.

The accounting policies of the reportable segments are the same as those described in Note 1. Brown & Brown evaluates the performance of its segments based upon revenues and income before income taxes. Inter-segment revenues are eliminated.

Summarized financial information concerning Brown & Brown’s reportable segments is shown in the following tables. The “Other” column includes any income and expenses not allocated to reportable segments and corporate-related items, including the inter-company interest expense charge to the reporting segment.

	For the three months ended June 30, 2012
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$162,019	$52,966	$47,483	$27,660	$788	$290,916
Investment income	$27	$11	$5	$—	$144	$187
Amortization	$8,652	$3,278	$2,786	$1,156	$9	$15,881
Depreciation	$1,294	$1,136	$661	$304	$389	$3,784
Interest expense	$6,704	$4,351	$895	$4,481	$(12,431)	$4,000
Income before income taxes	$33,886	$9,238	$11,195	$2,618	$14,208	$71,145
Total assets	$2,229,198	$1,149,268	$795,134	$268,629	$(1,344,938)	$3,097,291
Capital expenditures	$1,574	$3,434	$712	$444	$608	$6,772

	For the three months ended June 30, 2011
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$153,135	$31,551	$45,644	$16,440	$46	$246,816
Investment income	$28	$—	$9	$123	$233	$393
Amortization	$8,236	$1,923	$2,753	$635	$9	$13,556
Depreciation	$1,238	$739	$654	$147	$301	$3,079
Interest expense	$6,799	$322	$1,885	$1,479	$(6,877)	$3,608
Income before income taxes	$32,572	$7,412	$10,118	$2,587	$8,779	$61,468
Total assets	$2,063,215	$633,179	$735,848	$146,522	$(1,053,892)	$2,524,872
Capital expenditures	$1,824	$305	$984	$209	$274	$3,596

	For the six months ended June 30, 2012
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$329,223	$117,573	$90,787	$53,490	$2,329	$593,402
Investment income	$52	$11	$11	$—	$248	$322
Amortization	$17,179	$6,454	$5,573	$2,269	$19	$31,494
Depreciation	$2,552	$2,278	$1,317	$529	$749	$7,425
Interest expense	$13,638	$11,003	$2,121	$6,001	$(24,676)	$8,087
Income before income taxes	$76,086	$25,195	$20,072	$5,605	$26,977	$153,935
Total assets	$2,229,198	$1,149,268	$795,134	$268,629	$(1,344,938)	$3,097,291
Capital expenditures	$2,635	$5,850	$1,886	$805	$1,501	$12,677

	For the six months ended June 30, 2011
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$310,915	$78,145	$87,468	$32,286	$230	$509,044
Investment income	$44	$—	$17	$126	$430	$617
Amortization	$16,440	$3,847	$5,487	$1,272	$19	$27,065
Depreciation	$2,496	$1,524	$1,319	$279	$596	$6,214
Interest expense	$13,713	$773	$4,102	$2,988	$(14,361)	$7,215
Income before income taxes	$71,550	$27,429	$17,895	$4,318	$16,946	$138,138
Total assets	$2,063,215	$633,179	$735,848	$146,522	$(1,053,892)	$2,524,872
Capital expenditures	$3,116	$732	$1,617	$504	$544	$6,513

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

We foster a strong, decentralized sales culture with a goal of consistent, sustained growth over the long term. As of January 2012, our senior leadership group included eight executive officers with regional responsibility for oversight of designated operations within the Company and four regional vice presidents in our Retail Division, each of whom reports directly to one of our executive officers. Also, on June 6, 2012, the Company announced that Linda S. Downs, CPCU, AIA, Regional President, has been named Chief Operating Officer of the Company, and Charles H. (“Charlie”) Lydecker, CPCU, CIC, AIM, has been named to the newly-created position of President of the Company’s Retail Division.

We increased revenues every year from 1993 to 2008. In 2009, our revenues dropped to $967.9 million, then increased 0.6% to $973.5 million in 2010 and 4.1% to $1.0 billion in 2011. Our revenues grew from $95.6 million in 1993 to $1.0 billion in 2011, reflecting a compound annual growth rate of 14.0%. In the same period, we increased net income from $8.0 million to $164.0 million, a compound annual growth rate of 18.3%.

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

From the first quarter of 2007 through the fourth quarter of 2011 we experienced negative internal revenue growth each quarter. This was due primarily to the “soft market,” and, beginning in the second half of 2008 and throughout 2011, the decline in insurable exposure units, which further reduced our commissions and fees revenue. Beginning in 2012, insurable exposure units seemed to stabilize, which, combined with some increases in insurance premium rates, created positive internal revenue growth for both the first and second quarters of 2012. Part of the decline in 2007 was the result of the increased governmental involvement in the Florida insurance marketplace, as described below in “The Florida Insurance Overview.” One industry segment that was hit especially hard during these years was the home-building industry in southern California and, to a lesser extent in Nevada, Arizona and Florida. We had a wholesale brokerage operation that focused on placing property and casualty insurance products for that home-building segment. The revenues of this operation were significantly adversely impacted during 2007 through 2009 by these national economic trends, and by 2010 these revenues were insignificant.

While insurance premium rates continued to decline for most lines of coverage during 2011, the rate of decline slowed, and in some cases premium rates increased for certain lines of coverages such as coastal property. For the first time in the last five years, we began to observe some upward pressure on general insurance premium rates. In the first quarter of 2012 and continuing through the second quarter of 2012, there was a modest and gradual increase in insurance premium rates primarily related to workers’ compensation insurance and coastal property insurance.

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

In recent years, six national insurance companies replaced their loss-ratio based profit-sharing contingent commission calculation with a guaranteed fixed-base methodology, referred to as “Guaranteed Supplemental Commissions” (“GSCs”). Since these GSCs are not subject to the uncertainty of loss ratios, they are accrued throughout the year based on actual premium written. As of December 31, 2011, we accrued and earned $12.1 million in GSCs during 2011, most of which was collected in the first quarter of 2012. For 2012, two of the six national insurance companies eliminated their GSC contracts and reverted back to their previous loss-ratio based profit-sharing contingent commission contracts. As a result, any profit-sharing contingent commissions earned from these companies will not be recognized until 2013. For the three-month periods ended June 30, 2012 and 2011, we earned $2.3 million and $2.9 million, respectively, from GSCs. For the six-month periods ended June 30, 2012 and 2011, we earned $4.9 million and $6.2 million, respectively, from GSCs.

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

In 2010 and 2011, continued declining exposure units had a greater negative impact on our commissions and fees revenues than declining insurance premium rates. However, in the first half of 2012, the exposure units of many of our middle-market customers seem to have stabilized. With a stabilizing middle-market economy and continued upward pressure on general insurance premiums, we believe that we could continue to see positive growth in our core organic commissions and fees for the remainder of 2012.

Fee revenues include fees negotiated in lieu of commissions, and are recognized as services are rendered. Fee revenues are generated primarily by: (1) our Services Division, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside services, and Social Security disability and Medicare benefits advocacy services, and (2) our National Programs and Wholesale Brokerage Divisions, which earn fees primarily for the issuance of insurance policies on behalf of insurance companies. These services are provided over a period of time, typically one year. Fee revenues as a percentage of our total commissions and fees as of the six months ended June 30, 2012 and 2011 represented 18.4% and 14.9%, respectively. Fee revenues as a percentage of our annual total commissions and fees as of December 31, 2011 and 2010, represented 16.4% and 14.6%, respectively.

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

Company Overview — Second Quarter of 2012

We achieved a positive growth rate of 3.2% in our core organic commissions and fees in the second quarter of 2012, which continued the positive trend that began in the first quarter of 2012. This positive growth, which accounted for $7.7 million of new commissions and fees, was the combined result of stabilizing exposure units in the middle-market economy and slight increases in insurance premium rates.

Even though our core organic commissions and fees grew in the second quarter of 2012, our profit-sharing contingent commissions and GSCs decreased by $1.8 million from the second quarter of 2011, primarily as a result of increasing loss ratios experienced by our insurance company partners.

Additionally, we had $41.1 million of core commissions and fees from acquisitions that had no comparable revenues in the second quarter of 2011. Of the $41.1 million of core commissions and fees from acquisitions, $27.7 million was attributable to our acquisition of Arrowhead General Insurance Agency Superholding Corporation (“Arrowhead”), a national insurance program manager and one of the largest managing general agents (“MGA”) in the property and casualty insurance industry.

Income before income taxes in the three-month period ended June 30, 2012 increased over the same period in 2011 by 15.7%, or $9.7 million, to $71.1 million. Of the $9.7 million increase, $10.3 million related to the operations of the new acquisitions that were stand-alone offices. However, partially offsetting the increase in income before income taxes from acquisitions were increases in compensation for new producers ($0.2 million), health insurance costs ($0.6 million), and a special one-time production bonus for the 2012 year to our commissioned producers in our Retail Division ($1.5 million).

Acquisitions

Approximately 37,500 independent insurance agencies are estimated to be operating in the United States. Part of our continuing business strategy is to attract high-quality insurance intermediaries to join our operations. From 1993 through the second quarter of 2012, we have acquired 428 insurance intermediary operations, excluding acquired books of business (customer accounts). Acquisition activity slowed in 2009 in part because potential sellers were unhappy with reduced agency valuations that were the consequence of lower revenues and operating profits due to the continuing “soft market” and decreasing exposure units, and therefore opted to defer the sales of their insurance agencies. The economic outlook in 2011 and 2010 improved slightly over 2009 and as a result, certain sellers viewed 2011 and 2010 as a better time in which to join our organization, and we were able to close a greater number of acquisitions.

A summary of our acquisitions for the six months ended June 30, 2012 and 2011 is as follows (in millions, except for number of acquisitions):

	Number of Acquisitions		Estimated Annual Revenues	Cash Paid	Notes Issued	Other Payable	Liabilities Assumed	Recorded Earn-out Payable	Aggregate Purchase Price
For the six months ended June 30:	Asset	Stock
2012	7	1	$123.1	$428.6	$0.1	$23.6	$133.9	$12.9	$599.1
2011	22	1	$47.0	$90.4	$0.6	$—	$9.3	$13.8	$114.1

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes.

Financial information relating to our Consolidated Financial Results for the three and six months ended June 30, 2012 and 2011 is as follows (in thousands, except percentages):

	For the three months ended June 30,			For the six months ended June 30,
	2012	2011	% Change	2012	2011	% Change
REVENUES
Core commissions and fees	$286,641	$240,852	19.0%	$556,361	$470,120	18.3%
Profit-sharing contingent commissions	1,043	2,275	(54.2)%	25,264	31,155	(18.9)%
Guaranteed supplemental commissions	2,258	2,856	(20.9)%	4,850	6,160	(21.3)%
Investment income	187	393	(52.4)%	322	617	(47.8)%
Other income, net	787	440	78.9%	6,605	992	565.8%

Total revenues	290,916	246,816	17.9%	593,402	509,044	16.6%

EXPENSES
Employee compensation and benefits	150,752	125,852	19.8%	300,348	252,409	19.0%
Non-cash stock-based compensation	3,738	2,709	38.0%	7,485	5,482	36.5%
Other operating expenses	42,220	34,979	20.7%	85,620	71,055	20.5%
Amortization	15,881	13,556	17.2%	31,494	27,065	16.4%
Depreciation	3,784	3,079	22.9%	7,425	6,214	19.5%
Interest	4,000	3,608	10.9%	8,087	7,215	12.1%
Change in estimated acquisition earn-out payables	(604)	1,565	(138.6)%	(992)	1,466	(167.7)%

Total expenses	219,771	185,348	18.6%	439,467	370,906	18.5%

Income before income taxes	71,145	61,468	15.7%	153,935	138,138	11.4%

Income taxes	28,674	24,433	17.4%	62,031	54,810	13.2%

NET INCOME	$42,471	$37,035	14.7%	$91,904	$83,328	10.3%

Net internal growth rate – core organic commissions and fees	3.2%	(4.4)%		2.1%	(3.4)%
Employee compensation and benefits ratio	51.8%	51.0%		50.6%	49.6%
Other operating expenses ratio	14.5%	14.2%		14.4%	14.0%

Capital expenditures	$6,772	$3,596		$12,677	$6,513
Total assets at June 30, 2012 and 2011				$3,097,291	$2,524,872

Commissions and Fees

Commissions and fees, including profit-sharing contingent commissions and GSCs, for the second quarter of 2012 increased $44.0 million, or 17.9%, over the same period in 2011. Profit-sharing contingent commissions and GSCs for the second quarter of 2012 decreased $1.8 million or 35.7%, from the second quarter of 2011, to $3.3 million, due primarily to $1.6 million and $0.5 million reductions in profit-sharing contingent commissions and GSCs in our Wholesale Brokerage and National Programs Divisions, respectively. Core organic commissions and fees are our core commissions and fees, less (i) the core commissions and fees earned for the first twelve months by newly acquired operations and (ii) divested business (core commissions and fees generated from sold or terminated offices, books of business or niches). Core commissions and fees revenue for the second quarter of 2012 increased $45.8 million on a net basis, of which approximately $41.1 million represented core commissions and fees from agencies acquired since the third quarter of 2011. After divested business of $3.0 million, the remaining net increase of $7.7 million represented net new business, which reflects a 3.2% internal growth rate for core organic commissions and fees.

Commissions and fees, including profit-sharing contingent commissions and GSCs, for the six months ended June 30, 2012 increased $79.0 million, or 15.6%, over the same period in 2011. Profit-sharing contingent commissions and GSCs for the six months ended June 30, 2012 decreased $7.2 million or 19.3%, from the first half of 2011, to $30.1 million, due primarily to $2.6 million, $2.3 million, and $2.3 million reductions in profit-sharing contingent commissions and GSCs in our Retail, National Program and Wholesales Brokerage Divisions, respectively. Core commissions and fees revenue for the six months ended June 30, 2012 increased $86.2 million on a net basis, of which approximately $82.5 million represented core commissions and fees from agencies acquired since the third quarter of 2011. After divested business of $6.1 million, the remaining net increase of $9.8 million represented net new business, which reflects a 2.1% internal growth rate for core organic commissions and fees.

Investment Income

Investment income for the three months ended June 30, 2012, decreased $0.2 million, or 52.4%, from the same period in 2011. Investment income for the six months ended June 30, 2012, decreased $0.3 million, or 47.8%, from the same period in 2011. These decreases are the result of lower average invested balances in 2012, primarily due to the use of our cash for recent acquisitions.

Other Income, net

Other income for the three months ended June 30, 2012, reflected income of $0.8 million, compared with $0.4 million in the same period in 2011. Other income for the six months ended June 30, 2012, reflected income of $6.6 million, compared with $1.0 million in the same period in 2011. Other income consists primarily of gains and losses from the sale and disposition of assets. Although we are not in the business of selling customer accounts, we periodically will sell an office or a book of business (one or more customer accounts) that we believe does not produce reasonable margins or demonstrate a potential for growth, or when doing so is otherwise in the Company’s interest. The $0.3 million increase for the three months ended June 30, 2012 over the comparable period of 2011 is primarily due to a sale of a book of business. Of the $5.6 million increase for the six months ended June 30, 2012 over the comparable period of 2011, $2.2 million represented gains on the sale of books of business and $3.1 million related to a legal settlement that we received on the enforcement of non-piracy covenants in our employment agreements.

Employee Compensation and Benefits

Employee compensation and benefits expense as a percentage of total revenues increased to 51.8% for the three months ended June 30, 2012, over the 51.0% for the three months ended June 30, 2011. Employee compensation and benefits for the second quarter of 2012 increased, on a net basis, approximately 19.8%, or $24.9 million, over the same period in 2011. However, that net increase included $19.2 million of new compensation costs related to new acquisitions that were stand-alone offices. Therefore, employee compensation and benefits expense attributable to those offices that existed in the same three-month period ended June 30, 2012 and 2011 (including the new acquisitions that combined with, or “folded into” those offices) increased by $5.7 million. The employee compensation and benefits expense increases in these offices were primarily related to a special one-time, 2012 production bonus to be paid to our commissioned producers in our Retail Division ($1.5 million), an increase in profit center and other incentive bonuses ($1.9 million), an increase in our group health insurance costs ($0.6 million), an increase in producer salaries due to our hiring of new producer trainees ($0.2 million), and an increase in related payroll taxes ($0.3 million). The 2012 special one-time production bonus will be paid in the first quarter of 2013 to commissioned producers in our Retail Division who grow their 2012 annual production by more than 5% over their 2011 annual production in the amount of 5% of their 2012 annual production. We estimate the cost of this production bonus in 2012 will be approximately $6.0 million to $8.0 million.

Employee compensation and benefits expense as a percentage of total revenues increased to 50.6% for the six months ended June 30, 2012, over the 49.6% for the six months ended June 30, 2011. Employee compensation and benefits for the six months ended June 30, 2012 increased, on a net basis, approximately 19.0%, or $47.9 million, over the same period in 2011. However, that net increase included $39.7 million of new compensation costs related to new acquisitions that were stand-alone offices. Therefore, employee compensation and benefits expense attributable to those offices that existed in the same six-month period ended June 30, 2012 and 2011 (including the new acquisitions that combined with, or “folded into” those offices) increased by $8.3 million. The employee compensation and benefits expense increases in these offices were primarily related to the special one-time, 2012 production bonus to be paid to our commissioned producers in our Retail Division ($2.8 million), an increase in profit center and other incentive bonuses ($2.0 million), an increase in our group health insurance costs ($1.1 million), an increase in producer salaries due to our hiring of new producer trainees ($0.6 million), and an increase in related payroll taxes ($0.6 million).

Non-Cash Stock-Based Compensation

The Company has an employee stock purchase plan, and grants stock options and non-vested stock awards under other equity-based plans to its employees. Compensation expense for all share-based awards is recognized in the financial statements based upon the grant-date fair value of those awards. Non-cash stock-based compensation expense for the three months ended June 30, 2012 increased $1.0 million, or 38.0%, over the same period in 2011. Non-cash stock-based compensation expense for the six months ended June 30, 2012 increased $2.0 million, or 36.5%, over the same period in 2011. These increases were the result of new grants issued in January 2012 under our Stock Incentive Plan (“SIP”).

Other Operating Expenses

As a percentage of total revenues, other operating expenses represented 14.5% in the second quarter of 2012, an increase over the 14.2% for the second quarter of 2011. Other operating expenses for the second quarter of 2012 increased $7.2 million, or 20.7%, over the same period of 2011, of which $7.6 million related to acquisitions that joined us as stand-alone offices since April 2011. Therefore, other operating expenses from those offices that existed in both the three-month periods ended June 30, 2012 and 2011 (including the new acquisitions that “folded into” those offices) decreased by $0.4 million. Of the $0.4 million decrease, $0.7 million related to decreased office rents with a slight offset of $0.3 million in net additional costs.

Other operating expenses represented 14.4% of total revenues for the six months ended June 30, 2012, an increase over the 14.0% ratio for the six months ended June 30, 2011. Other operating expenses for the six months ended June 30, 2012 increased $14.6 million, or 20.5%, over the same period of 2011, of which $15.8 million related to acquisitions that joined us as stand-alone offices since July 2011. Therefore, other operating expenses from those offices that existed in both the six-month periods ended June 30, 2012 and 2011 (including the new acquisitions that “folded into” those offices) decreased by $1.2 million. Of the $1.2 million decrease, $1.7 million related to decreased office rents with a slight offset of $0.5 million in net additional costs.

Amortization

Amortization expense for the second quarter of 2012 increased $2.3 million, or 17.2%, over the second quarter of 2011. Amortization expense for the six months ended June 30, 2012, increased $4.4 million, or 16.4%, over the first six months of 2011. These increases are primarily due to the amortization of additional intangible assets as the result of recent acquisitions.

Depreciation

Depreciation expense for the second quarter of 2012 increased $0.7 million, or 22.9%, over the second quarter of 2011. Depreciation expense for the six months ended June 30, 2012, increased $1.2 million, or 19.5%, over the six months ended June 30, 2011. These increases are due primarily to the addition of fixed assets as a result of recent acquisitions.

Interest Expense

Interest expense for the second quarter of 2012 increased $0.4 million, or 10.9%, over the second quarter of 2011. Interest expense for the six months ended June 30, 2012 increased $0.9 million, or 12.1%, over the same period in 2011. These increases are the result of additional debt borrowed in connection with our acquisition of Arrowhead.

Change in Estimated Acquisition Earn-out Payables

As of June 30, 2012, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3). The resulting net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the three and six months ended June 30, 2012 and 2011, were as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2012	2011	2012	2011
Net change in earnings from estimated acquisition earn- out payables:
Change in fair value on estimated acquisition earn-out payables	$(1,236)	$1,104	$(2,206)	$589
Interest expense accretion	632	461	1,214	877

Net change in earnings from estimated acquisition earn-out payables	$(604)	$1,565	$(992)	$1,466

For the three months ended June 30, 2012, and 2011, the fair value of the estimated earn-out payables was re-evaluated and decreased by $1.2 million and increased by $1.1 million, respectively, which resulted in a credit and charge to the Condensed Consolidated Statement of Income, respectively. For the six months ended June 30, 2012, and 2011, the fair value of the estimated earn-out payables was re-evaluated and decreased by $2.2 million and increased by $0.6 million, respectively, which resulted in a credit and charge to the Condensed Consolidated Statement of Income, respectively. Additionally, the interest expense accretion (included in the amounts above) to the Condensed Consolidated Statement of Income for the three months ended June 30, 2012, and 2011 was $0.6 million and $0.5 million, respectively. The interest expense accretion (included in the amounts above) to the Condensed Consolidated Statement of Income for the six months ended June 30, 2012, and 2011 was $1.2 million and $0.9 million, respectively.

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

The internal growth rates for our core organic commissions and fees for the three months ended June 30, 2012, and 2011, by Division, are as follows (in thousands, except percentages):

2012	For the three months ended June 30,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
	2012	2011
Retail(1)	$159,684	$147,826	$11,858	8.0%	$11,431	$427	0.3%
National Programs	53,135	31,424	21,711	69.1%	19,464	2,247	7.2%
Wholesale Brokerage	46,301	42,493	3,808	9.0%	443	3,365	7.9%
Services	27,521	16,120	11,401	70.7%	9,772	1,629	10.1%

Total core commissions and fees	$286,641	$237,863	$48,778	20.5%	$41,110	$7,668	3.2%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Condensed Consolidated Statements of Income for the three months ended June 30, 2012, and 2011, is as follows (in thousands):

	For the three months ended June 30,
	2012	2011
Total core commissions and fees	$286,641	$237,863
Profit-sharing contingent commissions	1,043	2,275
Guaranteed supplemental commissions	2,258	2,856
Divested business	—	2,989

Total commission and fees	$289,942	$245,983

The internal growth rates for our core organic commissions and fees for the three months ended June 30, 2011, and 2010, by Division, are as follows (in thousands, except percentages):

2011	For the three months ended June 30,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
	2011	2010
Retail(1)	$150,313	$142,362	$7,951	5.6%	$14,542	$(6,591)	(4.6)%
National Programs	31,424	35,467	(4,043)	(11.4)%	—	(4,043)	(11.4)%
Wholesale Brokerage	42,995	42,381	614	1.4%	91	523	1.2%
Services	16,120	9,729	6,391	65.7%	6,468	(77)	(0.8)%

Total core commissions and fees	$240,852	$229,939	$10,913	4.7%	$21,101	$(10,188)	(4.4)%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Condensed Consolidated Statements of Income for the three months ended June 30, 2011, and 2010 is as follows (in thousands):

	For the three months ended June 30,
	2011	2010
Total core commissions and fees	$240,852	$229,939
Profit-sharing contingent commissions	2,275	6,444
Guaranteed supplemental commissions	2,856	3,692
Divested business	—	978

Total commission and fees	$245,983	$241,053

(1)

The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 11 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

The internal growth rates for our core organic commissions and fees for the six months ended June 30, 2012, and 2011, by Division, are as follows (in thousands, except percentages):

2012	For the six months ended June 30,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
	2012	2011
Retail(1)	$311,630	$288,191	$23,439	8.1%	$23,975	$(536)	(0.2)%
National Programs	106,765	65,519	41,246	63.0%	38,788	2,458	3.8%
Wholesale Brokerage	84,683	78,364	6,319	8.1%	992	5,327	6.8%
Services	53,283	31,943	21,340	66.8%	18,832	2,508	7.9%

Total core commissions and fees	$556,361	$464,017	$92,344	19.9%	$82,587	$9,757	2.1%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Condensed Consolidated Statements of Income for the six months ended June 30, 2012, and 2011, is as follows (in thousands):

	For the six months ended June 30,
	2012	2011
Total core commissions and fees	$556,361	$464,017
Profit-sharing contingent commissions	25,264	31,155
Guaranteed supplemental commissions	4,850	6,160
Divested business	—	6,103

Total commission and fees	$586,475	$507,435

The internal growth rates for our core organic commissions and fees for the six months ended June 30, 2011, and 2010, by Division, are as follows (in thousands, except percentages):

2011	For the six months ended June 30,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
	2011	2010
Retail(1)	$293,495	$277,344	$16,151	5.8%	$26,971	$(10,820)	(3.9)%
National Programs	65,519	72,010	(6,491)	(9.0)%	—	(6,491)	(9.0)%
Wholesale Brokerage	79,163	77,002	2,161	2.8%	91	2,070	2.7%
Services	31,943	18,725	13,218	70.6%	13,324	(106)	(0.6)%

Total core commissions and fees	$470,120	$445,081	$25,039	5.6%	$40,386	$(15,347)	(3.4)%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Condensed Consolidated Statements of Income for the six months ended June 30, 2011 and 2010 is as follows (in thousands):

	For the six months ended June 30,
	2011	2010
Total core commissions and fees	$470,120	$445,081
Profit-sharing contingent commissions	31,155	38,680
Guaranteed supplemental commissions	6,160	6,697
Divested business	—	1,269

Total commission and fees	$507,435	$491,727

(1)

The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 11 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

Retail Division

The Retail Division provides a broad range of insurance products and services to commercial, public and quasi-public, professional and individual insured customers. More than 96.0% of the Retail Division’s commissions and fees revenues are commission-based. Because the majority of our operating expenses do not change as premiums fluctuate, we believe that most of any fluctuation in the commissions (net of related producer compensation and bonuses) that we receive will be reflected in our pre-tax income.

Financial information relating to Brown & Brown’s Retail Division for the three and six months ended June 30, 2012, and 2011 is as follows (in thousands, except percentages):

	For the three months ended June 30,			For the six months ended June 30,
	2012	2011	% Change	2012	2011	% Change
REVENUES
Core commissions and fees	$159,851	$150,369	6.3%	$312,443	$293,611	6.4%
Profit-sharing contingent commissions	1,009	281	259.1%	10,543	12,160	(13.3)%
Guaranteed supplemental commissions	1,648	2,282	(27.8)%	3,661	4,636	(21.0)%
Investment income	27	28	(3.6)%	52	44	18.2%
Other (loss) income, net	(516)	175	(394.9)%	2,524	464	444.0%

Total revenues	162,019	153,135	5.8%	329,223	310,915	5.9%

EXPENSES
Employee compensation and benefits	82,087	76,341	7.5%	164,748	153,028	7.7%
Non-cash stock-based compensation	1,407	1,610	(12.6)%	2,711	3,143	(13.7)%
Other operating expenses	25,391	25,500	(0.4)%	50,385	49,969	0.8%
Amortization	8,652	8,236	5.1%	17,179	16,440	4.5%
Depreciation	1,294	1,238	4.5%	2,552	2,496	2.2%
Interest	6,704	6,799	(1.4)%	13,638	13,713	(0.5)%
Change in estimated acquisition earn-out payables	2,598	839	209.7%	1,924	576	234.0%

Total expenses	128,133	120,563	6.3%	253,137	239,365	5.8%

Income before income taxes	$33,886	$32,572	4.0%	$76,086	$71,550	6.3%

Net internal growth rate – core organic commissions and fees	0.3%	(4.6)%		(0.2)%	(3.9)%
Employee compensation and benefits ratio	50.7%	49.9%		50.0%	49.2%
Other operating expenses ratio	15.7%	16.7%		15.3%	16.1%

Capital expenditures	$1,574	$1,824		$2,635	$3,116
Total assets at June 30, 2012 and 2011				$2,229,198	$2,063,215

The Retail Division’s total revenues during the three months ended June 30, 2012, increased 5.8%, or $8.9 million, over the same period in 2011, to $162.0 million. Profit-sharing contingent commissions and GSCs for the second quarter of 2012 increased $0.1 million, or 3.7%, over the second quarter of 2011, to $2.7 million. The $9.5 million net increase in core commissions and fees revenue resulted from the following factors: (i) an increase of approximately $11.4 million related to the core commissions and fees revenues from acquisitions that had no comparable revenues in the same period of 2011; (ii) a decrease of $2.3 million related to commissions and fees revenues recorded in the second quarter of 2011 from business divested during 2012; and (iii) the remaining net increase of $0.4 million primarily related to net new business. The Retail Division’s internal growth rate for core organic commissions and fees revenue was 0.3% for the second quarter of 2012, and was driven primarily by stabilizing insurable exposure units with slightly stronger upward pressure on general insurance premium rates.

Income before income taxes for the three months ended June 30, 2012, increased 4.0%, or $1.3 million, over the same period in 2011, to $33.9 million. This increase was primarily due to the core commissions and fees generated by new acquisitions. Additionally, there were continued improved efficiencies relating to certain other operating expenses, such as data processing, insurance, legal, claims and settlements, postage and office rent expenses. However, commissioned producer compensation increased $1.5 million for the three months ended June 30, 2012 over the same period in 2011 as a result of a special one-time program whereby our commissioned producers are eligible for an extra 5% commission on their 2012 production results if their 2012 production exceeds their 2011 production by at least 5%.

The Retail Division’s total revenues during the six months ended June 30, 2012, increased 5.9%, or $18.3 million, over the same period in 2011, to $329.2 million. Profit-sharing contingent commissions and GSCs for the six months ended June 30, 2012 decreased $2.6 million, or 15.4%, from the same period of 2011, to $14.2 million, primarily as a result of increased loss ratios at our insurance carrier partners. The $18.8 million net increase in core commissions and fees revenue resulted from the following factors: (i) an increase of approximately $24.0 million related to the core commissions and fees revenues from acquisitions that had no comparable revenues in the same period of 2011; (ii) a decrease of $4.6 million related to commissions and fees revenues recorded in the six-month period ended June 30, 2011 from business divested during 2012; and (iii) the remaining net decrease of $0.6 million primarily related to net lost business. The Retail Division’s negative internal growth rate for core organic commissions and fees revenue was (0.2)% for the six months ended June 30, 2012, and was driven by slightly reduced insurable exposure units in most areas of the United States, which was partially offset by mild upward pressure on general insurance premium rates. Virtually all of the $2.1 million increase in Other Income for the six months ended June 30, 2012 over the comparable period of 2011 represented gains on the sale of books of business.

Income before income taxes for the six months ended June 30, 2012, increased 6.3%, or $4.5 million, over the same period in 2011, to $76.1 million. This increase was primarily due to the core commissions and fees generated by new acquisitions. Additionally, there were continued improved efficiencies relating to certain other operating expenses, such as data processing, insurance, legal, claims and settlements, postage and office rent expenses. However, commissioned producer compensation increased $2.8 million for the six months ended June 30, 2012 over the same period in 2011 as a result of a special one-time program whereby our commissioned producers are eligible for an extra 5% commission on their 2012 production results if their 2012 production exceeds their 2011 production by at least 5%.

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

Financial information relating to our National Programs Division for the three and six months ended June 30, 2012, and 2011, is as follows (in thousands, except percentages):

	For the three months ended June 30,			For the six months ended June 30,
	2012	2011	% Change	2012	2011	% Change
REVENUES
Core commissions and fees	$53,135	$31,424	69.1%	$106,765	$65,519	63.0%
Profit-sharing contingent commissions	(400)	44	NMF %	10,119	12,259	(17.5)%
Guaranteed supplemental commissions	3	64	(95.3)%	197	328	(39.9)%
Investment income	11	—	100.0%	11	—	100.0%
Other income, net	217	19	NMF %	481	39	NMF %

Total revenues	52,966	31,551	67.9%	117,573	78,145	50.5%

EXPENSES
Employee compensation and benefits	25,851	15,315	68.8%	52,338	32,393	61.6%
Non-cash stock-based compensation	957	346	176.6%	1,782	671	165.6%
Other operating expenses	9,649	5,488	75.8%	19,929	11,497	73.3%
Amortization	3,278	1,923	70.5%	6,454	3,847	67.8%
Depreciation	1,136	739	53.7%	2,278	1,524	49.5%
Interest	4,351	322	NMF %	11,003	773	NMF %
Change in estimated acquisition earn-out payables	(1,494)	6	NMF %	(1,406)	11	NMF %

Total expenses	43,728	24,139	81.2%	92,378	50,716	82.1%

Income before income taxes	$9,238	$7,412	24.6%	$25,195	$27,429	(8.1)%

Net internal growth rate – core organic commissions and fees	7.2%	(11.4)%		3.8%	(9.0)%
Employee compensation and benefits ratio	48.8%	48.5%		44.5%	41.5%
Other operating expenses ratio	18.2%	17.4%		17.0%	14.7%

Capital expenditures	$3,434	$305		$5,850	$732
Total assets at June 30, 2012 and 2011				$1,149,268	$633,179

NMF = Not a meaningful figure

Total revenues for National Programs for the three months ended June 30, 2012, increased 67.9%, or $21.4 million, over the same period in 2011, to $53.0 million. Profit-sharing contingent commissions and GSCs for the second quarter of 2012 decreased $0.5 million from the second quarter of 2011 due primarily to a return of $0.5 million in profit-sharing contingent commissions by Proctor Financial, Inc. (“Proctor”) as a result of a “clawback” contract provision. The $21.7 million net increase in core commissions and fees revenue resulted from the following factors: (i) an increase of approximately $19.5 million related to the core commissions and fees revenues from acquisitions that had no comparable revenues in the same period of 2011; and (ii) the remaining net increase of $2.2 million primarily related to net new business. The National Programs Division’s internal growth rate for core organic commissions and fees revenue was 7.2% for the three months ended June 30, 2012. Of the $2.2 million of net new business, $1.2 million related to a net increase in commissions and fees revenues at Proctor, with the remaining $1.0 million of net new business generated by various other programs.

Income before income taxes for the three months ended June 30, 2012 increased 24.6%, or $1.8 million, over the same period in 2011, to $9.2 million. This net increase was primarily due to the income credit generated from the change in estimated acquisition earn-out payables of $1.5 million and $0.3 million from the offices that existed in both three-month periods ended June 30, 2012 and 2011. Income before income taxes and inter-company interest expense related to new acquisitions that were stand-alone offices (primarily the Arrowhead acquisition) that had no comparable earnings in the same period of 2011 was approximately $4.0 million; however those earnings were offset by $4.2 million of inter-company interest expense allocation.

Total revenues for National Programs for the six months ended June 30, 2012, increased 50.5%, or $39.4 million, over the same period in 2011, to $117.6 million. Profit-sharing contingent commissions and GSCs for the six months ended June 30, 2012 decreased $2.3 million from the same period of 2011 due primarily to a $1.6 million reduction in profit-sharing contingent commissions received by Proctor. Proctor’s profit-sharing contingent commissions declined in the 2012 because written premiums were lower than in 2011 as compared to 2010. The $41.2 million net increase in core commissions and fees revenue resulted from the following factors: (i) an increase of approximately $38.8 million related to the core commissions and fees revenues from acquisitions that had no comparable revenues in the same period of 2011; and (ii) the remaining net increase of $2.4 million primarily related to net new business. The National Programs Division’s internal growth rate for core organic commissions and fees revenue was 3.8% for the six months ended June 30, 2012. Of the $2.4 million of net new business, $2.1 million related to a net increase in commissions and fees revenues at Proctor.

Income before income taxes for the six months ended June 30, 2012 decreased 8.1%, or $2.2 million, from the same period in 2011, to $25.2 million. This net decrease was due to: (i) a reduction of $2.0 million from the offices that existed in both six-month periods ended June 30, 2012 and 2011, primarily as a result of increased compensation expense mainly related to increased staffing levels at Proctor, (ii) a net loss before taxes of $1.6 million related to new acquisitions, and (iii) a $1.4 million income credit generated from the change in estimated acquisition earn-out payables. Income before income taxes and inter-company interest expense related to new acquisitions that were stand-alone offices (primarily the Arrowhead acquisition) that had no comparable earnings in the same period of 2011 was approximately $9.1 million for the six months ended June 30, 2012; however those earnings were offset by $10.7 million of inter-company interest expense allocation.

Wholesale Brokerage Division

The Wholesale Brokerage Division markets and sells excess and surplus commercial and personal lines insurance and reinsurance, primarily through independent agents and brokers. Like the Retail and National Programs Divisions, the Wholesale Brokerage Division’s revenues are primarily commission-based.

Financial information relating to our Wholesale Brokerage Division for the three and six months ended June 30, 2012 and 2011 is as follows (in thousands, except percentages):

	For the three months ended June 30,			For the six months ended June 30,
	2012	2011	% Change	2012	2011	% Change
REVENUES
Core commissions and fees	$46,301	$42,995	7.7%	$84,683	$79,163	7.0%
Profit-sharing contingent commissions	434	1,950	(77.7)%	4,602	6,736	(31.7)%
Guaranteed supplemental commissions	607	651	(6.8)%	1,204	1,366	(11.9)%
Investment income	5	9	(44.4)%	11	17	(35.3)%
Other income, net	136	39	248.7%	287	186	54.3%

Total revenues	47,483	45,644	4.0%	90,787	87,468	3.8%

EXPENSES
Employee compensation and benefits	22,891	21,547	6.2%	44,321	42,012	5.5%
Non-cash stock-based compensation	328	378	(13.2)%	630	752	(16.2)%
Other operating expenses	8,708	7,730	12.7%	16,693	15,304	9.1%
Amortization	2,786	2,753	1.2%	5,573	5,487	1.6%
Depreciation	661	654	1.1%	1,317	1,319	(0.2)%
Interest	895	1,885	(52.5)%	2,121	4,102	(48.3)%
Change in estimated acquisition earn-out payables	19	579	(96.7)%	60	597	(89.9)%

Total expenses	36,288	35,526	2.1%	70,715	69,573	1.6%

Income before income taxes	$11,195	$10,118	10.6%	$20,072	$17,895	12.2%

Net internal growth rate – core organic commissions and fees	7.9%	1.2%		6.8%	2.7%
Employee compensation and benefits ratio	48.2%	47.2%		48.8%	48.0%
Other operating expenses ratio	18.3%	16.9%		18.4%	17.5%

Capital expenditures	$712	$984		$1,886	$1,617
Total assets at June 30, 2012 and 2011				$795,134	$735,848

The Wholesale Brokerage Division’s total revenues for the three months ended June 30, 2012, increased 4.0%, or $1.8 million, over the same period in 2011, to $47.5 million. Profit-sharing contingent commissions and GSCs for the second quarter of 2012 decreased $1.6 million from the same quarter of 2011, primarily due to developed losses and increased loss ratios at our insurance carrier partners. The $3.3 million net increase in core commissions and fees revenue resulted from the following factors: (i) an increase of approximately $0.4 million related to the core commissions and fees revenues from acquisitions that had no comparable revenues in the same period of 2011; (ii) a decrease of $0.5 million related to commissions and fees revenues recorded in the second quarter of 2011 from business divested during 2012; and (iii) the remaining net increase of $3.4 million primarily related to net new business and continued increases in premium rates on many lines of insurance, but primarily on coastal property. As such, the Wholesale Brokerage Division’s internal growth rate for core organic commissions and fees revenue was 7.9% for the second quarter of 2012.

Income before income taxes for the three months ended June 30, 2012, increased 10.6%, or $1.1 million, over the same period in 2011, to $11.2 million, primarily due to a net reduction in the inter-company interest expense allocation of $1.0 million. Additionally, even though total revenues increased by $1.8 million, employee compensation and benefits cost increased $1.3 million, and other operating expenses increased by $1.0 million. Employee compensation and benefit expense increased primarily due to higher bonus expense as a result of the Division’s increased profitability, and $0.3 million in new producer salaries. Other operating expenses increased as a result of higher costs for data processing, telephone and inter-company overhead charges, as well as some foreign currency exchange losses.

The Wholesale Brokerage Division’s total revenues for the six months ended June 30, 2012 increased 3.8%, or $3.3 million, over the same period in 2011, to $90.8 million. Profit-sharing contingent commissions and GSCs for the six months ended June 30, 2012 decreased $2.3 million from the same period of 2011, primarily due to developed losses and increased loss ratios at our insurance carrier partners. Of the $5.5 million net increase in core commissions and fees revenue: (i) an increase of approximately $1.0 million related to the core commissions and fees revenues from acquisitions that had no comparable revenues in the same period of 2011; (ii) a decrease of $0.8 million related to commissions and fees revenues recorded in the first half of 2011 from business divested during 2012; and (iii) the remaining net increase of $5.3 million primarily related to net new business and continued increases in premium rates on many lines of insurance, but primarily on coastal property. As such, the Wholesale Brokerage Division’s internal growth rate for core commissions and fees revenue was 6.8% for the six months ended June 30, 2012.

Income before income taxes for the six months ended June 30, 2012, increased 12.2%, or $2.2 million, from the same period in 2011, to $20.1 million, primarily due to a net reduction in the inter-company interest expense allocation of $2.0 million. Additionally, even though total revenues increased by $3.3 million, employee compensation and benefits cost increased $2.3 million, and other operating expenses increased by $1.4 million. Employee compensation and benefit expense increased primarily due to higher bonus expense as a result of the Division’s increased profitability, and $0.3 million in new producer salaries. Other operating expenses increased as a result of higher costs for data processing, telephone and inter-company overhead charges, as well as some foreign currency exchange losses.

Services Division

The Services Division provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside services and Social Security disability advocacy services. Unlike our other segments, approximately 99.8% of the Services Division’s 2011 commissions and fees revenues are generated from fees, which are not significantly affected by fluctuations in general insurance premiums.

Financial information relating to our Services Division for the three and six months ended June 30, 2012, and 2011, is as follows (in thousands, except percentages):

	For the three months ended June 30,			For the six months ended June 30,
	2012	2011	% Change	2012	2011	% Change
REVENUES
Core commissions and fees	$27,521	$16,120	70.7%	$53,283	$31,943	66.8%
Profit-sharing contingent commissions	—	—	—%	—	—	—%
Guaranteed supplemental commissions	—	—	—%	—	—	—%
Investment income	—	123	(100.0)%	—	126	(100.0)%
Other income, net	139	197	(29.4)%	207	217	(4.6)%

Total revenues	27,660	16,440	68.2%	53,490	32,286	65.7%

EXPENSES
Employee compensation and benefits	14,360	8,570	67.6%	28,228	17,340	62.8%
Non-cash stock-based compensation	153	65	135.4%	284	115	147.0%
Other operating expenses	6,315	2,816	124.3%	12,144	5,692	113.4%
Amortization	1,156	635	82.0%	2,269	1,272	78.4%
Depreciation	304	147	106.8%	529	279	89.6%
Interest	4,481	1,479	203.0%	6,001	2,988	100.8%
Change in estimated acquisition earn-out payables	(1,727)	141	NMF %	(1,570)	282	(656.7)%

Total expenses	25,042	13,853	80.8%	47,885	27,968	71.2%

Income before income taxes	$2,618	$2,587	1.2%	$5,605	$4,318	29.8%

Net internal growth rate – core organic commissions and fees	10.1%	(0.8)%		7.9%	(0.6)%
Employee compensation and benefits ratio	51.9%	52.1%		52.8%	53.7%
Other operating expenses ratio	22.8%	17.1%		22.7%	17.6%

Capital expenditures	$444	$209		$805	$504
Total assets at June 30, 2012 and 2011				$268,629	$146,522

The Services Division’s total revenues for the three months ended June 30, 2012 increased 68.2%, or $11.2 million, over the same period in 2011, to $27.7 million. The $11.4 million net increase in core commissions and fees revenue resulted from the following factors: (i) an increase of approximately $9.8 million related to the core commissions and fees revenues from the third-party claims administration business acquired as part of the Arrowhead acquisition, as well as an additional acquisition of a property and casualty claims administration operation, neither of which had comparable revenues in the same period of 2011; and (ii) net new business of $1.6 million. As such, the Services Division’s internal growth rate for core organic commissions and fees revenue was 10.1% for the second quarter of 2012.

Income before income taxes for the three months ended June 30, 2012 increased 1.2%, or less than $0.1 million, over the same period in 2011, to $2.6 million. This net increase was due to: (i) an increase of $0.6 million from the offices that existed in both three-month periods ended June 30, 2012 and 2011, primarily due to net new business, (ii) a net loss before taxes of $2.4 million related to new acquisitions, and (iii) a $1.9 million income credit generated from the change in estimated acquisition earn-out payables. Income before income taxes and inter-company interest expense related to new acquisitions that were stand-alone offices (primarily from the Arrowhead acquisition) that had no comparable earnings in the same period of 2011 was approximately $0.8 million for the three months ended June 30, 2012; however those earnings were offset by $3.2 million of inter-company interest expense allocation.

The Services Division’s total revenues for the six months ended June 30, 2012, increased 65.7%, or $21.2 million, over the same period in 2011, to $53.5 million. The $21.3 million net increase in core commissions and fees revenue resulted from the following factors: (i) an increase of approximately $18.8 million related to the core commissions and fees revenues from the third-party claims administration business acquired as part of the Arrowhead acquisition, as well as an additional acquisition of a property and casualty claims administration operation, neither of which had comparable revenues in the same period of 2011; and (ii) net new business of $2.5 million. As such, the Services Division’s internal growth rate for core organic commissions and fees revenue was 7.9% for the six months ended June 30, 2012.

Income before income taxes for the six months ended June 30, 2012 increased 29.8%, or $1.3 million, over the same period in 2011, to $5.6 million. This net increase was due to: (i) an increase of $1.4 million from the offices that existed in both six-month periods ended June 30, 2012 and 2011, primarily as a result net new business, (ii) a net loss before taxes of $2.0 million related to new acquisitions, and (iii) a $1.9 million income credit generated from the change in estimated acquisition earn-out payables. Income before income taxes and inter-company interest expense related to new acquisitions that were stand-alone offices (primarily from the Arrowhead acquisition) that had no comparable earnings in the same period of 2011 was approximately $1.4 million for the six months ended June 30, 2012; however those earnings were offset by $3.3 million of inter-company interest expense allocation.

Other

As discussed in Note 11 of the Notes to Condensed Consolidated Financial Statements, the “Other” column in the Segment Information table includes any income and expenses not allocated to reportable segments, and corporate-related items, including the inter-company interest expense charges to reporting segments.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents of $193.7 million at June 30, 2012, reflected a decrease of $92.6 million from the $286.3 million balance at December 31, 2011. For the six-month period ended June 30, 2012, $112.7 million of cash was provided from operating activities. Also during this period, $369.7 million of cash was used for acquisitions, $12.7 million was used for additions to fixed assets, $200.0 million was provided from proceeds received on new long-term debt, and $24.4 million was used for payment of dividends.

Our ratio of current assets to current liabilities (the “current ratio”) was 1.17 and 1.47 at June 30, 2012, and December 31, 2011, respectively.

Contractual Cash Obligations

As of June 30, 2012, our contractual cash obligations were as follows:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$450,696	$663	$125,033	$225,000	$100,000
Other liabilities(1)	44,177	20,534	19,420	2,160	2,063
Operating leases	133,832	28,973	48,225	31,942	24,692
Interest obligations	61,394	15,846	25,250	14,860	5,438
Unrecognized tax benefits	639	—	639	—	—
Maximum future acquisition contingency payments(2)	147,104	32,409	112,838	1,857	—

Total contractual cash obligations	$837,842	$98,425	$331,405	$275,819	$132,193

(1)	Includes the current portion of other long-term liabilities.
(2)	Includes $58.0 million of current and non-current estimated earn-out payables resulting from acquisitions consummated after January 1, 2009.

In July 2004, we completed a private placement of $200.0 million of unsecured senior notes (the “Notes”). The $200.0 million was divided into two series: (1) Series A, which closed on September 15, 2004, for $100.0 million due in 2011 and bearing interest at 5.57% per year; and (2) Series B, which closed on July 15, 2004, for $100.0 million due in 2014 and bearing interest at 6.08% per year. Brown & Brown has used the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. On September 15, 2011, the $100.0 million of Series A Notes were redeemed on their normal maturity date. As of June 30, 2012 and December 31, 2011, there was an outstanding balance on the Notes of $100.0 million.

On December 22, 2006, we entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). On September 30, 2009, we and the Purchaser amended the Master Agreement to extend the term of the agreement until August 20, 2012. The Purchaser also purchased Notes issued by us in 2004. The Master Agreement provides for a $200.0 million private uncommitted “shelf” facility for the issuance of senior unsecured notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten years, as the parties may determine. The Master Agreement includes various covenants, limitations and events of default similar to the Notes issued in 2004. The initial issuance of notes under the Master Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.66% per year. On February 1, 2008, $25.0 million in Series D Senior Notes due January 15, 2015, with a fixed interest rate of 5.37% per year, were issued. On September 15, 2011, and pursuant to a Confirmation of Acceptance, dated January 21, 2011 (the “Confirmation”), in connection with the Master Agreement, $100.0 million in Series E Senior Notes due September 15, 2018, with a fixed interest rate of 4.50% per year, were issued. The Series E Senior Notes were issued for the sole purpose of retiring the Series A Senior Notes. As of June 30, 2012, and December 31, 2011, there was an outstanding debt balance of $150.0 million attributable to notes issued under the provisions of the Master Agreement.

On June 12, 2008, we entered into an Amended and Restated Revolving Loan Agreement dated as of June 3, 2008 (the “Prior Loan Agreement”), with a national banking institution, amending and restating the Revolving Loan Agreement dated September 29, 2003, as amended (the “Revolving Agreement”), to increase the lending commitment to $50.0 million (subject to potential increases up to $100.0 million) and to extend the maturity date from December 20, 2011, to June 3, 2013. The Revolving Agreement initially provided for a revolving credit facility in the maximum principal amount of $75.0 million. After a series of amendments that provided covenant exceptions for the notes issued or to be issued under the Master Agreement and relaxed or deleted certain other covenants, the maximum principal amount was reduced to $20.0 million. At June 30, 2012 and December 31, 2011, there were no borrowings against this facility.

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

The maturity date for the JPM Bridge Facility was February 3, 2012, at which time all outstanding principal and unpaid interest would have been due. On January 26, 2012, we entered into a term loan agreement (the “JPM Agreement”) with JPMorgan that provided for a $100.0 million term loan (the “JPM Term Loan”). The JPM Term Loan was fully funded on January 26, 2012, and provided the financing to fully repay (1) the JPM Bridge Facility and (2) the SunTrust Revolver. As a result of the January 26, 2012 financing and repayments, the JPM Bridge Facility was terminated and the SunTrust Revolver’s amount outstanding was brought to zero.

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

The 30-day LIBOR and Adjusted LIBOR Rate as of June 30, 2012 were 0.23875% and 0.25%, respectively.

The Notes, the Master Agreement, the SunTrust Agreement and the JPM Agreement all require that we maintain certain financial ratios and comply with certain other covenants. We were in compliance with all such covenants as of June 30, 2012 and December 31, 2011.

Neither we nor our subsidiaries have ever incurred off-balance sheet obligations through the use of, or investment in, off-balance sheet derivative financial instruments or structured finance or special purpose entities organized as corporations, partnerships or limited liability companies or trusts.

We believe that our existing cash, cash equivalents, short-term investment portfolio and funds generated from operations, together with our Notes, the Master Agreement, the SunTrust Agreement and the JPM Agreement, will be sufficient to satisfy our normal liquidity needs through at least the end of 2012. Additionally, we believe that funds generated from future operations will be sufficient to satisfy our normal liquidity needs, including the required annual principal payments on our long-term debt.

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

The shelf registration statement with the SEC registering the potential sale of an indeterminate amount of debt and equity securities in the future, from time to time, to augment our liquidity and capital resources expired March 2012. We intend to file a new shelf registration statement at some point within the next year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and equity prices. We are exposed to market risk through our investments, revolving credit line and term loan agreements.

Our invested assets are held as cash and cash equivalents, restricted cash and investments, available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit. These investments are subject to interest rate risk and equity price risk. The fair values of our cash and cash equivalents, restricted cash and investments, and certificates of deposit at June 30, 2012, and December 31, 2011, approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.

We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation (the “Evaluation”) required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of June 30, 2012. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In Item 3 of Part I of the Company’s Annual Report on Form 10-K for its fiscal year ending December 31, 2011, certain information concerning certain legal proceedings and other matters was disclosed. Such information was current as of the date of filing. During the Company’s fiscal quarter ending June 30, 2012, no new legal proceedings, or material developments with respect to existing legal proceedings, occurred which require disclosure in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

There were no material changes in the risk factors previously disclosed in Item 1A, “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 5. OTHER INFORMATION

On March 24, 2003, the Compensation Committee (the “Committee”) of the Board of Directors of Brown & Brown, Inc. (the “Company”) authorized and approved the grants of incentive stock options (collectively, the “Options”) to certain employees, including all of the Company’s current named executive officers, in accordance with the terms of the Company’s 2000 Incentive Stock Option Plan for Employees (the “Plan”). Under the terms of this grant, the Options will become, vested and exercisable on March 23, 2013 and will not be exercisable after the following day, March 24, 2013. As a result, holders would only have one day to exercise their vested Options.

For logistical and other reasons, the Committee decided to allow all holders of the Options (including all of the Company’s current named executive officers) to have 90 days (instead of one) to exercise their Options. Because the Options term cannot exceed ten years under the Plan and applicable tax laws, the expiration date of the Options cannot be extended. Accordingly, to allow the 90-day exercise period, the Committee decided on August 6, 2012 to accelerate the vesting date of the Options by 90 days (i.e., to December 23, 2012).

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this Report:

3.1	Articles of Amendment to Articles of Incorporation (adopted April 24, 2003) (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 2003), and Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 1999).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on March 2, 2012).

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN & BROWN, INC.

/S/ CORY T. WALKER
Date: August 6, 2012	Cory T. Walker Sr. Vice President, Chief Financial Officer and Treasurer (duly authorized officer, principal financial officer and principal accounting officer)