Form 10-Q
period 2012-09-30
BROWN & BROWN INC
filed 2012-11-09
CIK 79282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of the Registrant’s common stock, $.10 par value, outstanding as of October 31, 2012, was 143,817,824.

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

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share data)	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
REVENUES
Commissions and fees	$302,310	$257,177	$888,785	$764,612
Investment income	239	317	561	934
Other income, net	1,251	2,907	7,856	3,899

Total revenues	303,800	260,401	897,202	769,445

EXPENSES
Employee compensation and benefits	149,691	126,877	450,039	379,286
Non-cash stock-based compensation	3,908	2,856	11,393	8,338
Other operating expenses	43,774	38,434	129,394	109,489
Amortization	15,956	13,725	47,450	40,790
Depreciation	3,958	3,062	11,383	9,276
Interest	4,006	3,565	12,093	10,780
Change in estimated acquisition earn-out payables	858	(810)	(134)	656

Total expenses	222,151	187,709	661,618	558,615

Income before income taxes	81,649	72,692	235,584	210,830

Income taxes	32,145	28,519	94,176	83,329

Net income	$49,504	$44,173	$141,408	$127,501

Net income per share:
Basic	$0.34	$0.31	$0.99	$0.89

Diluted	$0.34	$0.30	$0.97	$0.88

Weighted average number of shares outstanding:
Basic	139,465	138,690	139,185	138,475

Diluted	142,097	140,443	141,769	140,120

Dividends declared per share	$0.0850	$0.0800	$0.2550	$0.2400

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except per share data)	September 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$244,637	$286,305
Restricted cash and investments	198,137	130,535
Short-term investments	8,176	7,627
Premiums, commissions and fees receivable	282,972	240,257
Deferred income taxes	18,792	19,863
Other current assets	32,794	23,540

Total current assets	785,508	708,127

Fixed assets, net	73,191	61,360
Goodwill	1,686,460	1,323,469
Amortizable intangible assets, net	567,489	496,182
Other assets	22,081	17,873

Total assets	$3,134,729	$2,607,011

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Premiums payable to insurance companies	$397,995	$327,096
Premium deposits and credits due customers	47,798	30,048
Accounts payable	57,046	22,384
Accrued expenses and other liabilities	120,667	100,865
Current portion of long-term debt	93	1,227

Total current liabilities	623,599	481,620

Long-term debt	450,000	250,033

Deferred income taxes, net	229,458	178,052

Other liabilities	62,858	53,343

Shareholders’ Equity:
Common stock, par value $0.10 per share; authorized 280,000 shares; issued and outstanding 143,817 at 2012 and 143,352 at 2011	14,382	14,335
Additional paid-in capital	327,053	307,059
Retained earnings	1,427,379	1,322,562
Accumulated other comprehensive income, net of related income tax effect of $0 at 2012 and $4 at 2011	—	7

Total shareholders’ equity	1,768,814	1,643,963

Total liabilities and shareholders’ equity	$3,134,729	$2,607,011

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended September 30,
(in thousands)	2012	2011
Cash flows from operating activities:
Net income	$141,408	$127,501
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	47,450	40,790
Depreciation	11,383	9,276
Non-cash stock-based compensation	11,393	8,338
Change in estimated acquisition earn-out payables	(134)	656
Deferred income taxes	30,233	30,927
Income tax benefit from exercise of shares from the stock benefit plans	(279)	(228)
Net (gain) on sales of investments, fixed assets and customer accounts	(2,692)	(639)
Payments on acquisition earn-outs in excess of original estimated payables	(1,693)	—
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Restricted cash and investments (increase)	(67,602)	(22,439)
Premiums, commissions and fees receivable decrease	8,798	5,427
Other assets decrease (increase)	3,400	(9,150)
Premiums payable to insurance companies (decrease) increase	(12,999)	8,325
Premium deposits and credits due customers increase	17,698	17,669
Accounts payable increase (decrease)	23,677	(5,157)
Accrued expenses and other liabilities (decrease)	(1,982)	(4,974)
Other liabilities (decrease)	(19,083)	(5,099)

Net cash provided by operating activities	188,976	201,223

Cash flows from investing activities:
Additions to fixed assets	(18,915)	(9,507)
Payments for businesses acquired, net of cash acquired	(384,596)	(99,060)
Proceeds from sales of fixed assets and customer accounts	5,239	1,330
Purchases of investments	(6,152)	(7,908)
Proceeds from sales of investments	5,645	8,161

Net cash used in investing activities	(398,779)	(106,984)

Cash flows from financing activities:
Payments on acquisition earn-outs	(2,695)	(5,267)
Proceeds from long-term debt	200,000	100,000
Payments on long-term debt	(1,227)	(101,843)
Borrowings on revolving credit facilities	100,000	—
Payments on revolving credit facilities	(100,000)	—
Income tax benefit from exercise of shares from the stock benefit plans	279	228
Issuances of common stock for employee stock benefit plans	9,590	8,633
Repurchase of stock benefit plan shares for employees to fund tax withholdings	(1,221)	(171)
Cash dividends paid	(36,591)	(34,306)

Net cash provided by (used in) financing activities	168,135	(32,726)

Net (decrease) increase in cash and cash equivalents	(41,668)	61,513
Cash and cash equivalents at beginning of period	286,305	272,984

Cash and cash equivalents at end of period	$244,637	$334,497

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

Results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

NOTE 3· Net Income Per Share

Accounting Standards Codification (“ASC”) Topic 260 — Earnings Per Share is the authoritative guidance that states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share (“EPS”) pursuant to the two-class method. The two-class method determines EPS for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. Performance stock shares granted to employees under the Company’s Performance Stock Plan and Stock Incentive Plan are considered participating securities as they receive non-forfeitable dividend equivalents at the same rate as common stock.

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

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share data)	2012	2011	2012	2011

Net income	$49,504	$44,173	$141,408	$127,501

Net income attributable to unvested awarded performance stock	(1,428)	(1,395)	(4,174)	(3,959)

Net income attributable to common shares	$48,076	$42,778	$137,234	$123,542

Weighted average number of common shares outstanding – basic	143,607	143,212	143,418	142,913

Less unvested awarded performance stock included in weighted average number of common shares outstanding – basic	(4,142)	(4,522)	(4,233)	(4,438)

Weighted average number of common shares outstanding for basic earnings per common share	139,465	138,690	139,185	138,475

Dilutive effect of stock options	2,632	1,753	2,584	1,645

Weighted average number of shares outstanding – diluted	142,097	140,443	141,769	140,120

Net income per share:
Basic	$0.34	$0.31	$0.99	$0.89

Diluted	$0.34	$0.30	$0.97	$0.88

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

NOTE 5· Business Combinations

Acquisitions in 2012

During 2012, Brown & Brown has acquired the assets and assumed certain liabilities of 11 insurance intermediaries, all of the stock of one insurance intermediary and a book of business (customer accounts). The aggregate purchase price of these acquisitions was $620,144,000, including $443,475,000 of cash payments, the issuance of notes payable of $59,000, the issuance of $25,776,000 in other payables, the assumption of $135,779,000 of liabilities and $15,055,000 of recorded earn-out payables. The ‘other payables’ amount includes $22,594,000 that the Company is obligated to pay all shareholders of Arrowhead General Insurance Agency Superholding Corporation (“Arrowhead”) on a pro rata basis for certain pre-merger corporate tax refunds and estimated certain potential future income tax credits that were created by net operating loss carryforwards originating from transaction-related tax benefit items. All of these acquisitions were acquired primarily to expand Brown & Brown’s core businesses and to attract and hire high-quality individuals. Acquisition purchase prices are typically based on a multiple of average annual operating profit earned over a one- to three-year period within a minimum and maximum price range. The recorded purchase price for all acquisitions consummated after January 1, 2009 included an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations will be recorded in the consolidated statement of income when incurred.

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

Based on the acquisition date and the complexity of the underlying valuation work, certain amounts included in the Company’s Condensed Consolidated Financial Statements may be provisional and thus subject to further adjustments within the permitted measurement period, as defined in ASC Topic 805 — Business Combinations. However, the Company does not expect any adjustments to such allocations to be material to the Company’s Condensed Consolidated Financial Statements. These acquisitions have been accounted for as business combinations and are as follows:

(in thousands)
Name	Business Segment	2012 Date of Acquisition	Cash Paid	Note Payable	Other Payable	Recorded Earn-out Payable	Net Assets Acquired	Maximum Potential Earn-out Payable
Arrowhead General Insurance Agency Superholding Corporation	National Programs; Services	January 9	$397,531	$—	$22,694	$3,634	$423,859	$5,000
Insurcorp & GGM Investments LLC (d/b/a Maalouf Benefit Resources)	Retail	May 1	15,500	—	900	4,944	21,344	17,000
Texas Security General Insurance Agency, Inc.	Wholesale	September 1	14,506	—	2,182	2,124	18,812	7,200
Other	Various	Various	15,938	59	—	4,353	20,350	10,235

Total			$443,475	$59	$25,776	$15,055	$484,365	$39,435

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition:

(in thousands)	Arrowhead	Insurcorp	Texas Security	Other	Total
Cash	$61,786	$—	$—	$—	$61,786
Other current assets	69,051	180	1,882	524	71,637
Fixed assets	4,629	25	45	67	4,766
Goodwill	322,779	14,745	10,776	12,818	361,118
Purchased customer accounts	99,515	6,490	6,227	8,371	120,603
Non-compete agreements	100	22	14	97	233
Other assets	1	—	—	—	1

Total assets acquired	557,861	21,462	18,944	21,877	620,144
Other current liabilities	(107,579)	(118)	(132)	(1,527)	(109,356)
Deferred income taxes, net	(26,423)	—	—	—	(26,423)

Total liabilities assumed	(134,002)	(118)	(132)	(1,527)	(135,779)

Net assets acquired	$423,859	$21,344	$18,812	$20,350	$484,365

The weighted average useful lives for the acquired amortizable intangible assets are as follows: purchased customer accounts, 15.0 years; and non-compete agreements, 5.0 years.

Goodwill of $361,118,000, was allocated to the Retail, National Programs, Wholesale Brokerage and Services Divisions in the amounts of $26,753,000, $253,766,000, $11,586,000 and $69,013,000, respectively. Of the total goodwill of $361,118,000, $28,326,000 is currently deductible for income tax purposes and $317,737,000 is non-deductible. The remaining $15,055,000 relates to the recorded earn-out payables and will not be deductible until it is earned and paid.

The results of operations for the acquisitions completed during 2012 have been combined with those of the Company since their respective acquisition dates. The total revenues and income before income taxes from the acquisitions completed through September 30, 2012, included in the Condensed Consolidated Statement of Income for the three months ended September 30, 2012, were $37,754,000 and $4,731,000, respectively. The total revenues and income before income taxes from the acquisitions completed through September 30, 2012, included in the Condensed Consolidated Statement of Income for the nine months ended September 30, 2012, were $96,020,000 and $4,279,000, respectively. If the acquisitions had occurred as of the beginning of the period, the Company’s results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

(UNAUDITED)	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share data)	2012	2011	2012	2011
Total revenues	$304,776	$292,599	$907,796	$866,115
Income before income taxes	81,998	81,785	239,286	238,144
Net income	49,715	49,699	143,630	144,021

Net income per share:
Basic	$0.35	$0.35	$1.00	$1.01
Diluted	$0.34	$0.34	$0.98	$1.00

Weighted average number of shares outstanding:
Basic	139,465	138,690	139,185	138,475
Diluted	142,097	140,443	141,769	140,120

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

Goodwill of $73,576,000 was assigned to the Retail and National Programs Divisions in the amounts of $71,287,000 and $2,289,000, respectively. Of the total goodwill of $73,576,000, $43,412,000 is currently deductible for income tax purposes and $14,701,000 is non-deductible. The remaining $15,463,000 relates to the recorded earn-out payables and will not be deductible until it is earned and paid.

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

As of September 30, 2012, the maximum future contingency payments related to all acquisitions totaled $148,950,000, of which all of the $148,950,000 relates to acquisitions consummated subsequent to January 1, 2009.

ASC Topic 805 — Business Combinations is the authoritative guidance requiring an acquirer to recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities (with only limited exceptions) upon initially obtaining control of an acquired entity. Additionally, the fair value of contingent consideration arrangements (such as earn-out purchase arrangements) at the acquisition date must be included in the purchase price consideration. As a result, the recorded purchase prices for all acquisitions consummated after January 1, 2009 include an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in these earn-out obligations will be recorded in the consolidated statement of income when incurred. Potential earn-out obligations are typically based upon future earnings of the acquired entities, usually between one and three years.

As of September 30, 2012, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3). The resulting additions, payments, and net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the three and nine months ended September 30, 2012 and 2011, were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Balance as of the beginning of the period	$57,997	$41,913	$47,715	$29,609
Additions to estimated acquisition earn-out payables	2,136	1,648	15,055	15,463
Payments for estimated acquisition earn-out payables	(2,743)	(2,290)	(4,388)	(5,267)

Subtotal	57,390	41,271	58,382	39,805

Net change in earnings from estimated acquisition earn-out payables:
Change in fair value on estimated acquisition earn-out payables	240	(1,286)	(1,966)	(697)
Interest expense accretion	618	476	1,832	1,353

Net change in earnings from estimated acquisition earn-out payables	858	(810)	(134)	656

Balance as of September 30	$58,248	$40,461	$58,248	$40,461

Of the $58,248,000 estimated acquisition earn-out payables as of September 30, 2012, $17,552,000 was recorded as accounts payable and $40,696,000 was recorded as other non-current liabilities. Of the $40,461,000 in estimated acquisition earn-out payables as of September 30, 2011, $7,365,000 was recorded as accounts payable and $33,096,000 was recorded as other non-current liabilities.

NOTE 6· Goodwill

Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. Brown & Brown completed its most recent annual assessment as of November 30, 2011, and identified no impairment as a result of the evaluation.

The changes in the carrying value of goodwill by operating segment for the nine months ended September 30, 2012 are as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Total
Balance as of January 1, 2012	$823,573	$149,802	$273,783	$76,311	$1,323,469
Goodwill of acquired businesses	27,045	253,766	14,201	69,013	364,025
Goodwill disposed of relating to sales of businesses	(1,034)	—	—	—	(1,034)

Balance as of September 30, 2012	$849,584	$403,568	$287,984	$145,324	$1,686,460

NOTE 7· Amortizable Intangible Assets

Amortizable intangible assets at September 30, 2012, and December 31, 2011, consisted of the following:

	September 30, 2012				December 31, 2011
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (years)(1)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (years)(1)
Purchased customer accounts	$992,389	$(425,952)	$566,437	14.9	$876,552	$(381,615)	$494,937	14.9
Non-compete agreements	25,513	(24,461)	1,052	7.2	25,291	(24,046)	1,245	7.2

Total	$1,017,902	$(450,413)	$567,489		$901,843	$(405,661)	$496,182

Amortization expense for amortizable intangible assets for the years ending December 31, 2012, 2013, 2014, 2015 and 2016, is estimated to be $63,461,000, $63,203,000, $62,141,000, $60,851,000, and $56,266,000, respectively.

(1)	Weighted average life calculated as of the date of acquisition.

NOTE 8· Long-Term Debt

Long-term debt at September 30, 2012, and December 31, 2011, consisted of the following:

(in thousands)	2012	2011
Unsecured senior notes	$450,000	$250,000
Acquisition notes payable	93	1,260

Total debt	450,093	251,260
Less current portion	(93)	(1,227)

Long-term debt	$450,000	$250,033

In July 2004, the Company completed a private placement of $200.0 million of unsecured senior notes (the “Notes”). The $200.0 million was divided into two series: (1) Series A, which closed on September 15, 2004, for $100.0 million due in 2011 and bearing interest at 5.57% per year; and (2) Series B, which closed on July 15, 2004, for $100.0 million due in 2014 and bearing interest at 6.08% per year. Brown & Brown has used the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. On September 15, 2011, the $100.0 million of Series A Notes were redeemed on their normal maturity date. As of September 30, 2012 and December 31, 2011, there was an outstanding balance on the Notes of $100.0 million.

On December 22, 2006, the Company entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). On September 30, 2009, the Company and the Purchaser amended the Master Agreement to extend the term of the agreement until September 30, 2012. The Purchaser also purchased Notes issued by the Company in 2004. The Master Agreement provides for a $200.0 million private uncommitted “shelf” facility for the issuance of unsecured senior notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten years, as the parties may determine. The Master Agreement includes various covenants, limitations and events of default similar to the Notes issued in 2004. The initial issuance of notes under the Master Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.66% per year. On February 1, 2008, $25.0 million in Series D Senior Notes due January 15, 2015, with a fixed interest rate of 5.37% per year, were issued. On September 15, 2011, and pursuant to a Confirmation of Acceptance, dated January 21, 2011 (the “Confirmation”), in connection with the Master Agreement, $100.0 million in Series E Senior Notes due September 15, 2018, with a fixed interest rate of 4.50% per year, were issued. The Series E Senior Notes were issued for the sole purpose of retiring the Series A Senior Notes. As of September 30, 2012, and December 31, 2011, there was an outstanding debt balance of $150.0 million attributable to notes issued under the provisions of the Master Agreement. The Master Agreement expired on September 30, 2012 and was not extended.

On October 12, 2012, the Company entered into a Master Note Facility Agreement (the “New Master Agreement”) with another national insurance company (the “New Purchaser”). The New Purchaser also purchased Notes issued by the Company in 2004. The New Master Agreement provides for a $125.0 million private uncommitted “shelf” facility for the issuance of unsecured senior notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten years, as the parties may determine. The New Master Agreement includes various covenants, limitations and events of default similar to the Master Agreement.

On June 12, 2008, the Company entered into an Amended and Restated Revolving Loan Agreement dated as of June 3, 2008 (the “Prior Loan Agreement”), with a national banking institution, amending and restating the Revolving Loan Agreement dated September 29, 2003, as amended (the “Revolving Agreement”), to increase the lending commitment to $50.0 million (subject to potential increases up to $100.0 million) and to extend the maturity date from December 20, 2011, to June 3, 2013. The Revolving Agreement initially provided for a revolving credit facility in the maximum principal amount of $75.0 million. After a series of amendments that provided covenant exceptions for the notes issued or to be issued under the Master Agreement and relaxed or deleted certain other covenants, the maximum principal amount was reduced to $20.0 million. At September 30, 2012 and December 31, 2011, there were no borrowings against this facility.

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

The 30-day LIBOR and Adjusted LIBOR Rate as of September 30, 2012 were 0.2305% and 0.25%, respectively.

The Notes, the Master Agreement, the SunTrust Agreement and the JPM Agreement all require the Company to maintain certain financial ratios and comply with certain other covenants. The Company was in compliance with all such covenants as of September 30, 2012 and December 31, 2011.

Acquisition notes payable represent debt incurred to sellers of certain insurance operations acquired by the Company. These notes and future contingent payments are payable in monthly, quarterly and annual installments through July 2013.

NOTE 9· Supplemental Disclosures of Cash Flow Information and Non-Cash Financing and Investing Activities

	For the nine months ended September 30,
(in thousands)	2012	2011
Cash paid during the period for:
Interest	$12,928	$13,379
Income taxes	$60,918	$51,949

Brown & Brown’s significant non-cash investing and financing activities are summarized as follows:

	For the nine months ended September 30,
(in thousands)	2012	2011
Other payable issued for purchased customer accounts	$25,775	$—
Notes payable issued or assumed for purchased customer accounts	$59	$1,859
Estimated acquisition earn-out payables and related charges	$15,055	$15,463
Notes received on the sale of fixed assets and customer accounts	$1,116	$6,710

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

NOTE 11· Segment Information

Brown & Brown’s business is divided into four reportable segments: the Retail Division, which provides a broad range of insurance products and services to commercial, public and quasi-public entities, and to professional and individual customers; the National Programs Division, which is comprised of two units: Professional Programs which provides professional liability and related package products for certain professionals delivered through nationwide networks of independent agents, and Special Programs, which markets targeted products and services designed for specific industries, trade groups, public and quasi-public entities, and market niches; the Wholesale Brokerage Division, which markets and sells excess and surplus commercial and personal lines insurance, and reinsurance, primarily through independent agents and brokers; and the Services Division, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside services and Social Security disability and Medicare benefits advocacy services. Brown & Brown conducts all of its operations within the United States of America, except for one wholesale brokerage operation based in London, England which commenced business in March 2008. This operation earned $2.0 million and $2.1 million of total revenues for the three months ended September 30, 2012 and 2011, respectively. This operation earned $7.8 million and $7.2 million of total revenues for the nine months ended September 30, 2012 and 2011, respectively. Additionally, this operation earned $9.1 million of total revenues for the year ended December 31, 2011. Long-lived assets held outside of the United States during the nine months ended September 30, 2012 and 2011, respectively, were not material.

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

	For the three months ended September 30, 2012
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$157,824	$66,847	$50,464	$28,695	$(30)	$303,800
Investment income	$32	$5	$6	$—	$196	$239
Amortization	$8,686	$3,286	$2,819	$1,155	$10	$15,956
Depreciation	$1,296	$1,204	$704	$351	$403	$3,958
Interest expense	$6,635	$5,737	$922	$2,981	$(12,269)	$4,006
Income before income taxes	$34,925	$17,989	$15,688	$2,922	$10,125	$81,649
Total assets	$2,250,245	$1,163,807	$784,736	$273,346	$(1,337,405)	$3,134,729
Capital expenditures	$1,376	$1,993	$471	$1,470	$928	$6,238

	For the three months ended September 30, 2011
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$151,714	$42,095	$48,169	$17,229	$1,194	$260,401
Investment income	$28	$—	$9	$1	$279	$317
Amortization	$8,390	$1,922	$2,769	$634	$10	$13,725
Depreciation	$1,262	$694	$641	$155	$310	$3,062
Interest expense	$6,825	$263	$1,800	$1,404	$(6,727)	$3,565
Income before income taxes	$36,662	$16,880	$13,057	$842	$5,251	$72,692
Total assets	$2,086,900	$664,266	$718,026	$148,752	$(1,056,641)	$2,561,303
Capital expenditures	$1,943	$394	$235	$92	$330	$2,994

	For the nine months ended September 30, 2012
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$487,047	$184,420	$141,251	$82,185	$2,299	$897,202
Investment income	$84	$16	$17	$—	$444	$561
Amortization	$25,865	$9,740	$8,392	$3,424	$29	$47,450
Depreciation	$3,848	$3,482	$2,021	$880	$1,152	$11,383
Interest expense	$20,273	$16,740	$3,043	$8,982	$(36,945)	$12,093
Income before income taxes	$111,011	$43,184	$35,760	$8,527	$37,102	$235,584
Total assets	$2,250,245	$1,163,807	$784,736	$273,346	$(1,337,405)	$3,134,729
Capital expenditures	$4,011	$7,843	$2,357	$2,275	$2,429	$18,915

	For the nine months ended September 30, 2011
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$462,629	$120,240	$135,637	$49,515	$1,424	$769,445
Investment income	$72	$—	$26	$127	$709	$934
Amortization	$24,830	$5,769	$8,256	$1,906	$29	$40,790
Depreciation	$3,758	$2,218	$1,960	$434	$906	$9,276
Interest expense	$20,538	$1,036	$5,902	$4,392	$(21,088)	$10,780
Income before income taxes	$108,212	$44,309	$30,952	$5,160	$22,197	$210,830
Total assets	$2,086,900	$664,266	$718,026	$148,752	$(1,056,641)	$2,561,303
Capital expenditures	$5,059	$1,126	$1,852	$596	$874	$9,507

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

We attempt to foster a strong, decentralized sales culture with a goal of consistent, sustained growth over the long term. As of November 1, 2012, our senior leadership group included eight executive officers with regional responsibility for oversight of designated operations within the Company and five regional vice presidents, each of whom reports directly to one of our executive officers.

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

From the first quarter of 2007 through the fourth quarter of 2011 we experienced negative internal revenue growth each quarter. This was due primarily to the “soft market,” and, beginning in the second half of 2008 and throughout 2011, the decline in insurable exposure units, which further reduced our commissions and fees revenue. Beginning in 2012, insurable exposure units appeared to stabilize, which, combined with some increases in insurance premium rates, created positive internal revenue growth for the first nine months of 2012. Part of the decline beginning in 2007 was the result of the increased governmental involvement in the Florida insurance marketplace, as described below in “The Florida Insurance Overview.” One industry segment that was hit especially hard during these years was the home-building industry in southern California and, to a lesser extent in Nevada, Arizona and Florida. We had a wholesale brokerage operation that focused on placing property and casualty insurance products for that home-building segment. The revenues of this operation were significantly adversely impacted during 2007 through 2009 by these national economic trends, and by 2010 these revenues were insignificant.

While insurance premium rates continued to decline for most lines of coverage during 2011, the rate of decline slowed, and in some cases premium rates increased for certain lines of coverages such as coastal property. For the first time in the last five years, we began to observe some upward pressure on general insurance premium rates. In the first quarter of 2012 and continuing through the third quarter of 2012, there was a modest and gradual increase in insurance premium rates primarily related to workers’ compensation insurance and coastal property insurance.

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

In recent years, six national insurance companies replaced their loss-ratio based profit-sharing contingent commission calculation with a guaranteed fixed-base methodology, referred to as “Guaranteed Supplemental Commissions” (“GSCs”). Since these GSCs are not subject to the uncertainty of loss ratios, they are accrued throughout the year based on actual premium written. As of December 31, 2011, we accrued and earned $12.1 million in GSCs during 2011, most of which was collected in the first quarter of 2012. For 2012, two of the six national insurance companies eliminated their GSC contracts and reverted back to their previous loss-ratio based profit-sharing contingent commission contracts. As a result, any profit-sharing contingent commissions earned from these companies will not be recognized until 2013. For the three-month periods ended September 30, 2012 and 2011, we earned $2.4 million and $3.5 million, respectively, from GSCs. For the nine-month periods ended September 30, 2012 and 2011, we earned $7.2 million and $9.6 million, respectively, from GSCs.

The term “core commissions and fees” excludes profit-sharing contingent commissions and GSCs, and therefore represents the revenues earned directly from specific insurance policies sold, and specific fee-based services rendered. In contrast, the term “core organic commissions and fees” is our core commissions and fees less (i) the core commissions and fees earned for the first twelve months by newly acquired operations and (ii) divested business (core commissions and fees generated from offices, books of business or niches sold or terminated during the comparable period). “Core organic commissions and fees” is designed to express the current year’s core commissions and fees on a comparable basis with the prior year’s core commissions and fees. The resulting net change reflects the aggregate changes from (i) net new and lost accounts, (ii) net changes in our clients’ exposure units, and (iii) net changes in insurance premium rates. The net changes in each of these three components can be determined for each of our customers. However, because our agency management accounting systems do not aggregate such data, it is not reportable. Core organic commissions and fees can reflect either “positive” growth with a net increase in revenues, or “negative” growth with a net decrease in revenues.

In 2010 and 2011, continued declining exposure units had a greater negative impact on our commissions and fees revenues than declining insurance premium rates. However, in the first nine months of 2012, the exposure units of many of our middle-market customers appeared to have stabilized. With a stabilizing middle-market economy and continued upward pressure on general insurance premiums, we believe that we could continue to see positive growth in our core organic commissions and fees for the remainder of 2012.

Fee revenues include fees negotiated in lieu of commissions, and are recognized as services are rendered. Fee revenues are generated primarily by: (1) our Services Division, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside services, and Social Security disability and Medicare benefits advocacy services, and (2) our National Programs and Wholesale Brokerage Divisions, which earn fees primarily for the issuance of insurance policies on behalf of insurance companies. These services are provided over a period of time, typically one year. Fee revenues as a percentage of our total commissions and fees as of the nine months ended September 30, 2012 and 2011 represented 19.3% and 15.4%, respectively. Fee revenues, as a percentage of our annual total commissions and fees as of December 31, 2011 and 2010, represented 16.4% and 14.6%, respectively.

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

Company Overview — Third Quarter of 2012

We achieved a positive growth rate of 1.0% in our core organic commissions and fees in the third quarter of 2012, which continued the positive trend that began in the first quarter of 2012. This positive growth, which accounted for $2.4 million of new commissions and fees, was the combined result of stabilizing exposure units in the middle-market economy and slight increases in insurance premium rates.

We also had $41.8 million of core commissions and fees from acquisitions that had no comparable revenues in the third quarter of 2011. Of the $41.8 million of core commissions and fees from acquisitions, $29.3 million was attributable to our acquisition of Arrowhead General Insurance Agency Superholding Corporation (“Arrowhead”), a national insurance program manager and one of the largest managing general agents (“MGA”) in the property and casualty insurance industry. Additionally, our profit-sharing contingent commissions increased by $4.8 million in the third quarter of 2012 over the third quarter of 2011, primarily as a result of $4.1 million of profit-sharing contingent commissions received by Arrowhead.

Income before income taxes in the three-month period ended September 30, 2012 increased over the same period in 2011 by 12.3%, or $9.0 million, to $81.6 million. Of the $9.0 million increase, $15.4 million related to the operations of the new acquisitions that were stand-alone offices. However, partially offsetting the increase in income before income taxes from acquisitions were increases in compensation for new producers ($0.1 million), health insurance costs ($0.9 million), a special one-time production bonus for the 2012 year to our commissioned producers in our Retail Division ($1.9 million) and a change in estimated acquisition earn-out payables ($2.8 million).

Acquisitions

Approximately 37,500 independent insurance agencies are estimated to be operating in the United States. Part of our continuing business strategy is to attract high-quality insurance intermediaries to join our operations. From 1993 through the third quarter of 2012, we have acquired 432 insurance intermediary operations, excluding acquired books of business (customer accounts). Acquisition activity slowed in 2009 in part because potential sellers were unhappy with reduced agency valuations that were the consequence of lower revenues and operating profits due to the continuing “soft market” and decreasing exposure units, and therefore opted to defer the sales of their insurance agencies. The economic outlook in 2011 and 2010 improved slightly over 2009 and as a result, certain sellers viewed 2011 and 2010 as a better time in which to join our organization, and we were able to close a greater number of acquisitions.

A summary of our acquisitions for the nine months ended September 30, 2012 and 2011 is as follows (in millions, except for number of acquisitions):

	Number of Acquisitions		Estimated Annual	Cash	Notes	Other	Liabilities	Recorded Earn-out Payable	Aggregate Purchase Price
For the nine months ended September 30:	Asset	Stock	Revenues	Paid	Issued	Payable	Assumed
2012	11	1	$129.3	$443.4	$0.1	$25.8	$135.8	$15.0	$620.1
2011	29	1	$52.8	$100.4	$1.2	$—	$9.4	$15.5	$126.5

Critical Accounting Policies

Our Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We continually evaluate our estimates, which are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for our judgments about the carrying values of our assets and liabilities, which values are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes.

Financial information relating to our Consolidated Financial Results for the three and nine months ended September 30, 2012 and 2011 is as follows (in thousands, except percentages):

	For the three months ended September 30,			For the nine months ended September 30,
	2012	2011	% Change	2012	2011	% Change
REVENUES
Core commissions and fees	$287,874	$246,484	16.8%	$844,235	$716,604	17.8%
Profit-sharing contingent commissions	12,077	7,233	67.0%	37,341	38,388	(2.7)%
Guaranteed supplemental commissions	2,359	3,460	(31.8)%	7,209	9,620	(25.1)%
Investment income	239	317	(24.6)%	561	934	(39.9)%
Other income, net	1,251	2,907	(57.0)%	7,856	3,899	101.5%

Total revenues	303,800	260,401	16.7%	897,202	769,445	16.6%

EXPENSES
Employee compensation and benefits	149,691	126,877	18.0%	450,039	379,286	18.7%
Non-cash stock-based compensation	3,908	2,856	36.8%	11,393	8,338	36.6%
Other operating expenses	43,774	38,434	13.9%	129,394	109,489	18.2%
Amortization	15,956	13,725	16.3%	47,450	40,790	16.3%
Depreciation	3,958	3,062	29.3%	11,383	9,276	22.7%
Interest	4,006	3,565	12.4%	12,093	10,780	12.2%
Change in estimated acquisition earn-out payables	858	(810)	NMF (1)	(134)	656	NMF (1)

Total expenses	222,151	187,709	18.3%	661,618	558,615	18.4%

Income before income taxes	81,649	72,692	12.3%	235,584	210,830	11.7%

Income taxes	32,145	28,519	12.7%	94,176	83,329	13.0%

NET INCOME	$49,504	$44,173	12.1%	$141,408	$127,501	10.9%

Net internal growth rate – core organic commissions and fees	1.0%	(2.4)%		1.7%	(3.1)%
Employee compensation and benefits ratio	49.3%	48.7%		50.2%	49.3%
Other operating expenses ratio	14.4%	14.8%		14.4%	14.2%
Capital expenditures	$6,238	$2,994		$18,915	$9,507
Total assets at September 30, 2012 and 2011				$3,134,729	$2,561,303

(1)	NMF = Not a meaningful figure

Commissions and Fees

Commissions and fees, including profit-sharing contingent commissions and GSCs, for the third quarter of 2012 increased $45.1 million, or 17.5%, over the same period in 2011. Profit-sharing contingent commissions and GSCs for the third quarter of 2012 increased $3.7 million or 35.0%, from the third quarter of 2011, to $14.4 million, due primarily to $4.1 million of new profit-sharing contingent commissions from our Arrowhead operation. Core organic commissions and fees are our core commissions and fees, less (i) the core commissions and fees earned for the first twelve months by newly acquired operations and (ii) divested business (core commissions and fees generated from sold or terminated offices, books of business or niches). Core commissions and fees revenue for the third quarter of 2012 increased $41.4 million on a net basis, of which approximately $41.8 million represented core commissions and fees from agencies acquired since the fourth quarter of 2011. After divested business of $2.8 million, the remaining net increase of $2.4 million represented net new business, which reflects a 1.0% internal growth rate for core organic commissions and fees.

Commissions and fees, including profit-sharing contingent commissions and GSCs, for the nine months ended September 30, 2012 increased $124.2 million, or 16.2%, over the same period in 2011. Profit-sharing contingent commissions and GSCs for the nine months ended September 30, 2012 decreased $3.5 million or 7.2%, from the first nine months of 2011, to $44.6 million, due primarily to $4.2 million and $1.3 million reductions in profit-sharing contingent commissions and GSCs in our Retail and Wholesale Brokerage Divisions, respectively; but partially offset by $2.0 million increase in our National Programs Division. Core commissions and fees revenue for the nine months ended September 30, 2012 increased $127.6 million on a net basis, of which approximately $124.4 million represented core commissions and fees from agencies acquired since the fourth quarter of 2011. After divested business of $9.0 million, the remaining net increase of $12.2 million represented net new business, which reflects a 1.7% internal growth rate for core organic commissions and fees.

Investment Income

Investment income for the three months ended September 30, 2012, decreased $0.1 million, or 24.6%, from the same period in 2011. Investment income for the nine months ended September 30, 2012, decreased $0.4 million, or 39.9%, from the same period in 2011. These decreases are the result of lower average invested balances in 2012, primarily due to the use of our cash for recent acquisitions.

Other Income, net

Other income for the three months ended September 30, 2012, reflected income of $1.3 million, compared with $2.9 million in the same period in 2011. Other income for the nine months ended September 30, 2012, reflected income of $7.9 million, compared with $3.9 million in the same period in 2011. Other income consists primarily of gains and losses from the sale and disposition of assets. Although we are not in the business of selling customer accounts, we periodically will sell an office or a book of business (one or more customer accounts) that we believe does not produce reasonable margins or demonstrate a potential for growth, or when doing so is otherwise in the Company’s interest. The $1.6 million decrease for the three months ended September 30, 2012 from the comparable period of 2011 is primarily due to proceeds received in a settlement of a lawsuit in the third quarter of 2011. Of the $4.0 million increase for the nine months ended September 30, 2012 over the comparable period of 2011, $1.9 million represented gains on the sale of books of business and $1.4 million related to a net increase in legal settlements that we received on the enforcement of non-piracy covenants in our employment agreements in 2012 over the amounts that we received in 2011.

Employee Compensation and Benefits

Employee compensation and benefits expense as a percentage of total revenues increased to 49.3% for the three months ended September 30, 2012, over the 48.7% for the three months ended September 30, 2011. Employee compensation and benefits for the third quarter of 2012 increased, on a net basis, approximately 18.0%, or $22.8 million, over the same period in 2011. However, that net increase included $18.2 million of new compensation costs related to new acquisitions that were stand-alone offices. Therefore, employee compensation and benefits expense attributable to those offices that existed in the same three-month period ended September 30, 2012 and 2011 (including the new acquisitions that combined with, or “folded into” those offices) increased by $4.6 million. The employee compensation and benefits expense increases in these offices were primarily related to a special one-time, 2012 production bonus to be paid to our commissioned producers in our Retail Division ($1.9 million), an increase in profit center and other incentive bonuses ($1.0 million), an increase in our group health insurance costs ($0.9 million), and an increase in producers and staff salaries ($0.8 million). The 2012 special one-time production bonus will be paid in the first quarter of 2013 to commissioned producers in our Retail Division who grow their 2012 annual production by more than 5% over their 2011 annual production in the amount of 5% of their 2012 annual production. We estimate the cost of this production bonus in 2012 will be approximately $6.0 million to $8.0 million.

Employee compensation and benefits expense as a percentage of total revenues increased to 50.2% for the nine months ended September 30, 2012, over the 49.3% for the nine months ended September 30, 2011. Employee compensation and benefits for the nine months ended September 30, 2012 increased, on a net basis, approximately 18.7%, or $70.8 million, over the same period in 2011. However, that net increase included $57.7 million of new compensation costs related to new acquisitions that were stand-alone offices. Therefore, employee compensation and benefits expense attributable to those offices that existed in the same nine-month period ended September 30, 2012 and 2011 (including the new acquisitions that combined with, or “folded into” those offices) increased by $13.1 million. The employee compensation and benefits expense increases in these offices were primarily related to the special one-time, 2012 production bonus to be paid to our commissioned producers in our Retail Division ($4.7 million), an increase in profit center and other incentive bonuses ($2.9 million), an increase in our group health insurance costs ($2.0 million), an increase in producers and staff salaries ($1.7 million), and an increase in related payroll taxes ($1.3 million).

Non-Cash Stock-Based Compensation

The Company has an employee stock purchase plan, and grants stock options and non-vested stock awards under other equity-based plans to its employees. Compensation expense for all share-based awards is recognized in the financial statements based upon the grant-date fair value of those awards. Non-cash stock-based compensation expense for the three months ended September 30, 2012 increased $1.1 million, or 36.8%, over the same period in 2011. Non-cash stock-based compensation expense for the nine months ended September 30, 2012 increased $3.1 million, or 36.6%, over the same period in 2011. These increases were the result of new grants issued in January 2012 under our Stock Incentive Plan (“SIP”).

Other Operating Expenses

As a percentage of total revenues, other operating expenses represented 14.4% in the third quarter of 2012, a decrease from the 14.8% for the third quarter of 2011. Other operating expenses for the third quarter of 2012 increased $5.3 million, or 13.9%, over the same period of 2011. Of this change, (a) $7.8 million increase related to acquisitions that joined us as stand-alone offices since July 2011, (b) a $2.5 million decrease related to other operating expenses from those offices that existed in both the three-month periods ended September 30, 2012 and 2011 (including the new acquisitions that “folded into” those offices) (of this decrease, $1.3 million, $1.1 million, and $1.0 million related to decreases in legal cost, claims and E&O charges and office rents, respectively), and (c) a $0.9 million increase in other miscellaneous net additional costs.

Other operating expenses represented 14.4% of total revenues for the nine months ended September 30, 2012, an increase over the 14.2% ratio for the nine months ended September 30, 2011. Other operating expenses for the nine months ended September 30, 2012 increased $19.9 million, or 18.2%, over the same period of 2011. Of this increase, (a) a $23.4 million related to acquisitions that joined us as stand-alone offices since February 2011, (b) a $3.5 million decrease related to other operating expenses from those offices that existed in both the nine-month periods ended September 30, 2012 and 2011 (including the new acquisitions that “folded into” those offices) (of the $3.5 million decrease, $1.9 million, $2.1 million, and $2.4 million related to decreases in legal cost, claims and E&O charges and office rents, respectively), and (c) a $2.9 million increase in other miscellaneous net additional costs.

Amortization

Amortization expense for the third quarter of 2012 increased $2.2 million, or 16.3%, over the third quarter of 2011. Amortization expense for the nine months ended September 30, 2012, increased $6.7 million, or 16.3%, over the first nine months of 2011. These increases are primarily due to the amortization of additional intangible assets as the result of recent acquisitions.

Depreciation

Depreciation expense for the third quarter of 2012 increased $0.9 million, or 29.3%, over the third quarter of 2011. Depreciation expense for the nine months ended September 30, 2012, increased $2.1 million, or 22.7%, over the nine months ended September 30, 2011. These increases are due primarily to the addition of fixed assets as a result of recent acquisitions.

Interest Expense

Interest expense for the third quarter of 2012 increased $0.4 million, or 12.4%, over the third quarter of 2011. Interest expense for the nine months ended September 30, 2012 increased $1.3 million, or 12.2%, over the same period in 2011. These increases are the result of additional debt borrowed in connection with our acquisition of Arrowhead.

Change in Estimated Acquisition Earn-out Payables

As of September 30, 2012, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3). The resulting net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the three and nine months ended September 30, 2012 and 2011, were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Net change in earnings from estimated acquisition earn-out payables:
Change in fair value on estimated acquisition earn-out payables	$240	$(1,286)	$(1,966)	$(697)
Interest expense accretion	618	476	1,832	1,353

Net change in earnings from estimated acquisition earn-out payables	$858	$(810)	$(134)	$656

For the three months ended September 30, 2012, and 2011, the fair value of the estimated earn-out payables was re-evaluated and increased by $0.2 million and decreased by $1.3 million, respectively, which resulted in a charge and a credit to the Condensed Consolidated Statement of Income, respectively. For the nine months ended September 30, 2012, and 2011, the fair value of the estimated earn-out payables was re-evaluated and decreased by $2.0 million and by $0.7 million, respectively, which resulted in credits to the Condensed Consolidated Statement of Income. Additionally, the interest expense accretion (included in the amounts above) to the Condensed Consolidated Statement of Income for the three months ended September 30, 2012, and 2011 was $0.6 million and $0.5 million, respectively. The interest expense accretion (included in the amounts above) to the Condensed Consolidated Statement of Income for the nine months ended September 30, 2012, and 2011 was $1.8 million and $1.4 million, respectively.

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

The internal growth rates for our core organic commissions and fees for the three months ended September 30, 2012, and 2011, by Division, are as follows (in thousands, except percentages):

2012	For the three months ended September 30,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
	2012	2011
Retail(1)	$153,702	$143,681	$10,021	7.0%	$8,593	$1,428	1.0%
National Programs	62,406	42,265	20,141	47.7%	21,536	(1,395)	(3.3)%
Wholesale Brokerage	43,200	41,192	2,008	4.9%	868	1,140	2.8%
Services	28,566	16,450	12,116	73.7%	10,845	1,271	7.7%

Total core commissions and fees	$287,874	$243,588	$44,286	18.2%	$41,842	$2,444	1.0%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Condensed Consolidated Statements of Income for the three months ended September 30, 2012, and 2011, is as follows (in thousands):

	For the three months ended September 30,
	2012	2011
Total core commissions and fees	$287,874	$243,588
Profit-sharing contingent commissions	12,077	7,233
Guaranteed supplemental commissions	2,359	3,460
Divested business	—	2,896

Total commission and fees	$302,310	$257,177

The internal growth rates for our core organic commissions and fees for the three months ended September 30, 2011, and 2010, by Division, are as follows (in thousands, except percentages):

2011	For the three months ended September 30,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
	2011	2010
Retail(1)	$146,119	$136,906	$9,213	6.7%	$15,440	$(6,227)	(4.5)%
National Programs	42,266	42,166	100	0.2%	675	(575)	(1.4)%
Wholesale Brokerage	41,649	40,607	1,042	2.6%	—	1,042	2.6%
Services	16,450	11,786	4,664	39.6%	4,352	312	2.6%

Total core commissions and fees	$246,484	$231,465	$15,019	6.5%	$20,467	$(5,448)	(2.4)%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Condensed Consolidated Statements of Income for the three months ended September 30, 2011, and 2010 is as follows (in thousands):

	For the three months ended September 30,
	2011	2010
Total core commissions and fees	$246,484	$231,465
Profit-sharing contingent commissions	7,233	9,667
Guaranteed supplemental commissions	3,460	3,731
Divested business	—	1,239

Total commission and fees	$257,177	$246,102

(1)

The Retail segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 11 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

The internal growth rates for our core organic commissions and fees for the nine months ended September 30, 2012, and 2011, by Division, are as follows (in thousands, except percentages):

2012	For the nine months ended September 30,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
	2012	2011
Retail(1)	$465,332	$431,872	$33,460	7.7%	$32,568	$892	0.2%
National Programs	169,171	107,784	61,387	57.0%	60,324	1,063	1.0%
Wholesale Brokerage	127,883	119,556	8,327	7.0%	1,860	6,467	5.4%
Services	81,849	48,393	33,456	69.1%	29,677	3,779	7.8%

Total core commissions and fees	$844,235	$707,605	$136,630	19.3%	$124,429	$12,201	1.7%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2012, and 2011, is as follows (in thousands):

	For the nine months ended September 30,
	2012	2011
Total core commissions and fees	$844,235	$707,605
Profit-sharing contingent commissions	37,341	38,388
Guaranteed supplemental commissions	7,209	9,620
Divested business	—	8,999

Total commission and fees	$888,785	$764,612

The internal growth rates for our core organic commissions and fees for the nine months ended September 30, 2011, and 2010, by Division, are as follows (in thousands, except percentages):

2011	For the nine months ended September 30,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
	2011	2010
Retail(1)	$439,614	$414,250	$25,364	6.1%	$42,411	$(17,047)	(4.1)%
National Programs	107,785	114,176	(6,391)	(5.6)%	675	(7,066)	(6.2)%
Wholesale Brokerage	120,812	117,609	3,203	2.7%	91	3,112	2.6%
Services	48,393	30,511	17,882	58.6%	17,676	206	0.7%

Total core commissions and fees	$716,604	$676,546	$40,058	5.9%	$60,853	$(20,795)	(3.1)%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2011 and 2010 is as follows (in thousands):

	For the nine months ended September 30,
	2011	2010
Total core commissions and fees	$716,604	$676,546
Profit-sharing contingent commissions	38,388	48,347
Guaranteed supplemental commissions	9,620	10,428
Divested business	—	2,508

Total commission and fees	$764,612	$737,829

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

Financial information relating to Brown & Brown’s Retail Division for the three and nine months ended September 30, 2012, and 2011 is as follows (in thousands, except percentages):

	For the three months ended September 30,			For the nine months ended September 30,
	2012	2011	% Change	2012	2011	% Change
REVENUES
Core commissions and fees	$153,971	$146,571	5.0%	$466,414	$440,182	6.0%
Profit-sharing contingent commissions	1,629	2,203	(26.1)%	12,172	14,363	(15.3)%
Guaranteed supplemental commissions	1,769	2,707	(34.7)%	5,430	7,343	(26.1)%
Investment income	32	28	14.3%	84	72	16.7%
Other income, net	423	205	106.3%	2,947	669	340.5%

Total revenues	157,824	151,714	4.0%	487,047	462,629	5.3%

EXPENSES
Employee compensation and benefits	79,935	75,118	6.4%	244,683	228,146	7.2%
Non-cash stock-based compensation	1,483	1,455	1.9%	4,194	4,598	(8.8)%
Other operating expenses	24,237	24,952	(2.9)%	74,622	74,921	(0.4)%
Amortization	8,686	8,390	3.5%	25,865	24,830	4.2%
Depreciation	1,296	1,262	2.7%	3,848	3,758	2.4%
Interest	6,635	6,825	(2.8)%	20,273	20,538	(1.3)%
Change in estimated acquisition earn-out payables	627	(2,950)	NMF (1)	2,551	(2,374)	NMF (1)

Total expenses	122,899	115,052	6.8%	376,036	354,417	6.1%

Income before income taxes	$34,925	$36,662	(4.7)%	$111,011	$108,212	2.6%

Net internal growth rate – core organic commissions and fees	1.0%	(4.5)%		0.2%	(4.1)%
Employee compensation and benefits ratio	50.6%	49.5%		50.2%	49.3%
Other operating expenses ratio	15.4%	16.4%		15.3%	16.2%

Capital expenditures	$1,376	$1,943		$4,011	$5,059
Total assets at September 30, 2012 and 2011				$2,250,245	$2,086,900

(1)	NMF = Not a meaningful figure

The Retail Division’s total revenues during the three months ended September 30, 2012, increased 4.0%, or $6.1 million, over the same period in 2011, to $157.8 million. Profit-sharing contingent commissions and GSCs for the third quarter of 2012 decreased $1.5 million, or 30.8%, from the third quarter of 2011, to $3.4 million. The $7.4 million net increase in core commissions and fees revenue resulted from the following factors: (i) an increase of approximately $8.6 million related to the core commissions and fees revenues from acquisitions that had no comparable revenues in the same period of 2011; (ii) a decrease of $2.6 million related to commissions and fees revenues recorded in the third quarter of 2011 from business divested during 2012; and (iii) the remaining net increase of $1.4 million primarily related to net new business. The Retail Division’s internal growth rate for core organic commissions and fees revenue was 1.0% for the third quarter of 2012, and was driven primarily by stabilizing insurable exposure units with slightly stronger upward pressure on general insurance premium rates.

Income before income taxes for the three months ended September 30, 2012, decreased 4.7%, or $1.7 million, from the same period in 2011, to $34.9 million. This decrease was primarily due to a $3.6 million change in estimated acquisition earn-out payables, but partially offset by the net new business. Additionally, there were continued improved efficiencies relating to certain other operating expenses, such as data processing, insurance, legal, claims and settlements, and office rent expenses. However, commissioned producer compensation increased $1.9 million for the three months ended September 30, 2012 over the same period in 2011 as a result of a special one-time program whereby our commissioned producers are eligible for an extra 5% commission on their 2012 production results if their 2012 production exceeds their 2011 production by at least 5%.

The Retail Division’s total revenues during the nine months ended September 30, 2012, increased 5.3%, or $24.4 million, over the same period in 2011, to $487.0 million. Profit-sharing contingent commissions and GSCs for the nine months ended September 30, 2012 decreased $4.1 million, or 18.9%, from the same period of 2011, to $17.6 million, primarily as a result of increased loss ratios at our insurance carrier partners and two national insurance companies replacing their GSC contracts with contingent commission contracts. The $26.2 million net increase in core commissions and fees revenue resulted from the following factors: (i) an increase of approximately $32.6 million related to the core commissions and fees revenues from acquisitions that had no comparable revenues in the same period of 2011; (ii) a decrease of $7.3 million related to commissions and fees revenues recorded in the nine-month period ended September 30, 2011 from business divested during 2012; and (iii) the remaining net increase of $0.9 million primarily related to net new business. The Retail Division’s positive internal growth rate for core organic commissions and fees revenue was 0.2% for the nine months ended September 30, 2012, and was driven by stabilizing insurable exposure units with slightly stronger upward pressure on general insurance premium rates. Virtually all of the $2.3 million increase in Other Income for the nine months ended September 30, 2012 over the comparable period of 2011 represented gains on the sale of books of business.

Income before income taxes for the nine months ended September 30, 2012, increased 2.6%, or $2.8 million, over the same period in 2011, to $111.0 million. This increase was primarily due to the core commissions and fees generated by new acquisitions. Additionally, there were continued improved efficiencies relating to certain other operating expenses, such as data processing, insurance, legal, claims and settlements, postage and office rent expenses. However, commissioned producer compensation increased $4.7 million for the nine months ended September 30, 2012 over the same period in 2011 as a result of a special one-time program whereby our commissioned producers are eligible for an extra 5% commission on their 2012 production results if their 2012 production exceeds their 2011 production by at least 5%.

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

Financial information relating to our National Programs Division for the three and nine months ended September 30, 2012, and 2011, is as follows (in thousands, except percentages):

	For the three months ended September 30,			For the nine months ended September 30,
	2012	2011	% Change	2012	2011	% Change
REVENUES
Core commissions and fees	$62,406	$42,266	47.7%	$169,171	$107,785	57.0%
Profit-sharing contingent commissions	4,032	(331)	NMF (1)	14,151	11,928	18.6%
Guaranteed supplemental commissions	71	142	(50.0)%	268	470	(43.0)%
Investment income	5	—	100.0%	16	—	100.0%
Other income, net	333	18	NMF (1)	814	57	NMF (1)

Total revenues	66,847	42,095	58.8%	184,420	120,240	53.4%

EXPENSES
Employee compensation and benefits	26,167	16,820	55.6%	78,505	49,213	59.5%
Non-cash stock-based compensation	965	331	191.5%	2,747	1,002	174.2%
Other operating expenses	11,445	5,739	99.4%	31,374	17,236	82.0%
Amortization	3,286	1,922	71.0%	9,740	5,769	68.8%
Depreciation	1,204	694	73.5%	3,482	2,218	57.0%
Interest	5,737	263	NMF (1)	16,740	1,036	NMF (1)
Change in estimated acquisition earn-out payables	54	(554)	NMF (1)	(1,352)	(543)	149.0%

Total expenses	48,858	25,215	93.8%	141,236	75,931	86.0%

Income before income taxes	$17,989	$16,880	6.6%	$43,184	$44,309	(2.5)%

	For the three months ended September 30,			For the nine months ended September 30,
	2012	2011	% Change	2012	2011	% Change
Net internal growth rate – core organic commissions and fees	(3.3)%	(1.4)%		1.0%	(6.2)%
Employee compensation and benefits ratio	39.1%	40.0%		42.6%	40.9%
Other operating expenses ratio	17.1%	13.6%		17.0%	14.3%

Capital expenditures	$1,993	$394		$7,843	$1,126
Total assets at September 30, 2012 and 2011				$1,163,807	$664,266

(1)	NMF = Not a meaningful figure

Total revenues for National Programs for the three months ended September 30, 2012, increased 58.8%, or $24.8 million, over the same period in 2011, to $66.8 million. Profit-sharing contingent commissions and GSCs for the third quarter of 2012 increased $4.3 million over the third quarter of 2011 primarily due to profit-sharing contingent commissions earned at our Arrowhead operation. The $20.1 million net increase in core commissions and fees revenue resulted from the following factors: (i) an increase of approximately $21.5 million related to the core commissions and fees revenues from acquisitions that had no comparable revenues in the same period of 2011; and (ii) the remaining net decrease of $1.4 million primarily related to net lost business. The National Programs Division’s negative internal growth rate for core organic commissions and fees revenue was (3.3)% for the three months ended September 30, 2012. Of the $1.4 million of net lost business, $0.9 million related to lost facultative reinsurance contract for a carrier that opted to absorb more risk than it has done in the past, $0.9 million related primarily to a lower number of open claims files related to our program operation that provides errors and omissions coverage to the financial services industry, and $0.3 million related to a net decrease in commissions and fees revenues at Proctor that are expected to be recognized in the fourth quarter of 2012, with the remaining $0.7 million of net new business generated by various other programs.

Income before income taxes for the three months ended September 30, 2012 increased 6.6%, or $1.1 million, over the same period in 2011, to $18.0 million. This net increase was primarily due to new acquisitions, but was partially offset by a $3.4 million reduction in income before income taxes earned by offices that existed in both three-month periods ended September 30, 2012 and 2011. Income before income taxes and inter-company interest expense related to new acquisitions that were stand-alone offices (primarily the Arrowhead acquisition) that had no comparable earnings in the same period of 2011 was approximately $10.9 million; however those earnings were offset by $5.6 million of inter-company interest expense allocation.

Total revenues for National Programs for the nine months ended September 30, 2012, increased 53.4%, or $64.2 million, over the same period in 2011, to $184.4 million. Profit-sharing contingent commissions and GSCs for the nine months ended September 30, 2012 increased $2.0 million from the same period of 2011 due primarily to contingent commissions earned at our Arrowhead operation. The $61.4 million net increase in core commissions and fees revenue represented: (i) an increase of approximately $60.3 million attributable to the core commissions and fees revenues from acquisitions that had no comparable revenues in the same period of 2011; and (ii) the remaining net increase of $1.1 million primarily related to net new business. The National Programs Division’s internal growth rate for core organic commissions and fees revenue was 1.0% for the nine months ended September 30, 2012. Of the $1.1 million of net new business, $1.8 million related to a net increase in commissions and fees revenues at Proctor, which was partially offset by $1.0 million net lost business in our facultative reinsurance facility, and the remaining $0.3 million of net new business was generated by various other programs.

Income before income taxes for the nine months ended September 30, 2012 decreased 2.5%, or $1.1 million, from the same period in 2011, to $43.2 million. This net decrease was due to: (i) a reduction of $5.7 million from the offices that existed in both nine-month periods ended September 30, 2012 and 2011, primarily as a result of reduced profit-sharing contingent commissions of $2.2 million and increased compensation expense mainly related to increased staffing levels at Proctor, (ii) income before income taxes and change in estimated acquisition earn-out payables of $2.9 million related to new acquisitions, and (iii) a $1.7 million income credit generated from the change in estimated acquisition earn-out payables. Income before income taxes and inter-company interest expense related to new acquisitions that were stand-alone offices (primarily the Arrowhead acquisition) that had no comparable earnings in the same period of 2011 was approximately $22.9 million for the nine months ended September 30, 2012; however those earnings were partially offset by $16.3 million of inter-company interest expense allocation.

Wholesale Brokerage Division

The Wholesale Brokerage Division markets and sells excess and surplus commercial and personal lines insurance and reinsurance, primarily through independent agents and brokers. Like the Retail and National Programs Divisions, the Wholesale Brokerage Division’s revenues are primarily commission-based.

Financial information relating to our Wholesale Brokerage Division for the three and nine months ended September 30, 2012 and 2011 is as follows (in thousands, except percentages):

	For the three months ended September 30,			For the nine months ended September 30,
	2012	2011	% Change	2012	2011	% Change
REVENUES
Core commissions and fees	$43,200	$41,649	3.7%	$127,883	$120,812	5.9%
Profit-sharing contingent commissions	6,416	5,361	19.7%	11,018	12,097	(8.9)%
Guaranteed supplemental commissions	519	610	(14.9)%	1,723	1,976	(12.8)%
Investment income	6	9	(33.3)%	17	26	(34.6)%
Other income, net	323	540	(40.2)%	610	726	(16.0)%

Total revenues	50,464	48,169	4.8%	141,251	135,637	4.1%

EXPENSES
Employee compensation and benefits	21,586	21,108	2.3%	65,907	63,120	4.4%
Non-cash stock-based compensation	347	368	(5.7)%	977	1,120	(12.8)%
Other operating expenses	8,371	8,368	0.0%	25,064	23,672	5.9%
Amortization	2,819	2,769	1.8%	8,392	8,256	1.6%
Depreciation	704	641	9.8%	2,021	1,960	3.1%
Interest	922	1,800	(48.8)%	3,043	5,902	(48.4)%
Change in estimated acquisition earn-out payables	27	58	(53.4)%	87	655	(86.7)%

Total expenses	34,776	35,112	(1.0)%	105,491	104,685	0.8%

Income before income taxes	$15,688	$13,057	20.2%	$35,760	$30,952	15.5%

Net internal growth rate – core organic commissions and fees	2.8%	2.6%		5.4%	2.6%
Employee compensation and benefits ratio	42.8%	43.8%		46.7%	46.5%
Other operating expenses ratio	16.6%	17.4%		17.7%	17.5%

Capital expenditures	$471	$235		$2,357	$1,852
Total assets at September 30, 2012 and 2011				$784,736	$718,026

The Wholesale Brokerage Division’s total revenues for the three months ended September 30, 2012, increased 4.8%, or $2.3 million, over the same period in 2011, to $50.5 million. Profit-sharing contingent commissions and GSCs for the third quarter of 2012 increased $1.0 million over the same quarter of 2011, primarily due to improved loss ratios at our insurance carrier partners. The $1.6 million net increase in core commissions and fees revenue resulted from the following factors: (i) an increase of approximately $0.9 million related to the core commissions and fees revenues from acquisitions that had no comparable revenues in the same period of 2011; (ii) a decrease of $0.4 million related to commissions and fees revenues recorded in the third quarter of 2011 from business divested during 2012; and (iii) the remaining net increase of $1.1 million primarily related to net new business and continued increases in premium rates on many lines of insurance, but primarily on coastal property. As such, the Wholesale Brokerage Division’s internal growth rate for core organic commissions and fees revenue was 2.8% for the third quarter of 2012.

Income before income taxes for the three months ended September 30, 2012, increased 20.2%, or $2.6 million, over the same period in 2011, to $15.7 million, primarily due to $1.1 million of net new business, a $1.0 million increase in profit-sharing contingent commissions and a net reduction in the inter-company interest expense allocation of $0.9 million. Additionally, employee compensation and benefits cost increased $0.3 million primarily due to higher bonus expense as a result of the Division’s increased profitability.

The Wholesale Brokerage Division’s total revenues for the nine months ended September 30, 2012 increased 4.1%, or $5.6 million, over the same period in 2011, to $141.3 million. Profit-sharing contingent commissions and GSCs for the nine months ended September 30, 2012 decreased $1.3 million from the same period of 2011, primarily due to developed losses and increased loss ratios at our insurance carrier partners. Of the $7.1 million net increase in core commissions and fees revenue: (i) an increase of approximately $1.9 million related to the core commissions and fees revenues from acquisitions that had no comparable revenues in the same period of 2011; (ii) a decrease of $1.3 million related to commissions and fees revenues recorded in the first nine months of 2011 from business divested during 2012; and (iii) the remaining net increase of $6.5 million primarily related to net new business and continued increases in premium rates on many lines of insurance, but primarily on coastal property. As such, the Wholesale Brokerage Division’s internal growth rate for core commissions and fees revenue was 5.4% for the nine months ended September 30, 2012.

Income before income taxes for the nine months ended September 30, 2012, increased 15.5%, or $4.8 million, over the same period in 2011, to $35.8 million, primarily due to a net reduction in the inter-company interest expense allocation of $2.9 million. Additionally, while total revenues increased by $5.6 million, employee compensation and benefits cost increased $2.8 million, and other operating expenses increased by $1.4 million. Employee compensation and benefit expense increased primarily due to higher bonus expense as a result of the Division’s increased profitability, and $0.8 million in new producer salaries. Other operating expenses increased as a result of higher costs for data processing, telephone and inter-company overhead charges.

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

Financial information relating to our Services Division for the three and nine months ended September 30, 2012, and 2011, is as follows (in thousands, except percentages):

	For the three months ended September 30,			For the nine months ended September 30,
	2012	2011	% Change	2012	2011	% Change
REVENUES
Core commissions and fees	$28,566	$16,450	73.7%	$81,849	$48,393	69.1%
Profit-sharing contingent commissions	—	—	—%	—	—	—%
Guaranteed supplemental commissions	—	—	—%	—	—	—%
Investment income	—	1	(100.0)%	—	127	(100.0)%
Other income, net	129	778	(83.4)%	336	995	(66.2)%

Total revenues	28,695	17,229	66.6%	82,185	49,515	66.0%

EXPENSES
Employee compensation and benefits	14,641	8,532	71.6%	42,869	25,872	65.7%
Non-cash stock-based compensation	157	47	234.0%	441	162	172.2%
Other operating expenses	6,338	2,979	112.8%	18,482	8,671	113.1%
Amortization	1,155	634	82.2%	3,424	1,906	79.6%
Depreciation	351	155	126.5%	880	434	102.8%
Interest	2,981	1,404	112.3%	8,982	4,392	104.5%
Change in estimated acquisition earn-out payables	150	2,636	(94.3)%	(1,420)	2,918	NMF (1)

Total expenses	25,773	16,387	57.3%	73,658	44,355	66.1%

Income before income taxes	$2,922	$842	247.0%	$8,527	$5,160	65.3%

Net internal growth rate – core organic commissions and fees	7.7%	2.6%		7.8%	0.7%
Employee compensation and benefits ratio	51.0%	49.5%		52.2%	52.3%
Other operating expenses ratio	22.1%	17.3%		22.5%	17.5%

Capital expenditures	$1,470	$92		$2,275	$596
Total assets at September 30, 2012 and 2011				$273,346	$148,752

(1)	NMF = Not a meaningful figure

The Services Division’s total revenues for the three months ended September 30, 2012 increased 66.6%, or $11.5 million, over the same period in 2011, to $28.7 million. The $12.1 million net increase in core commissions and fees revenue resulted from the following factors: (i) an increase of approximately $10.8 million related to the core commissions and fees revenues from the third-party claims administration business acquired as part of the Arrowhead acquisition, as well as an additional acquisition of a property and casualty claims administration operation, neither of which had comparable revenues in the same period of 2011; and (ii) net new business of $1.3 million. As such, the Services Division’s internal growth rate for core organic commissions and fees revenue was 7.7% for the third quarter of 2012.

Income before income taxes for the three months ended September 30, 2012 increased 247.0%, or $2.1 million, over the same period in 2011, to $2.9 million. This net increase was due to: (i) a decrease of $0.1 million from the offices that existed in both three-month periods ended September 30, 2012 and 2011, which was primarily due to an $0.8 million reduction in other income, (ii) a net loss before income taxes of $0.3 million related to new acquisitions, and (iii) a $2.5 million income credit generated from the change in estimated acquisition earn-out payables. Income before income taxes and inter-company interest expense related to new acquisitions that were stand-alone offices (primarily from the Arrowhead acquisition) that had no comparable earnings in the same period of 2011 was approximately $1.4 million for the three months ended September 30, 2012; however those earnings were offset by $1.7 million of inter-company interest expense allocation.

The Services Division’s total revenues for the nine months ended September 30, 2012, increased 66.0%, or $32.7 million, over the same period in 2011, to $82.2 million. The $33.5 million net increase in core commissions and fees revenue resulted from the following factors: (i) an increase of approximately $29.7 million related to the core commissions and fees revenues from the third-party claims administration business acquired as part of the Arrowhead acquisition, as well as an additional acquisition of a property and casualty claims administration operation, neither of which had comparable revenues in the same period of 2011; and (ii) net new business of $3.8 million. As such, the Services Division’s internal growth rate for core organic commissions and fees revenue was 7.8% for the nine months ended September 30, 2012.

One of our subsidiaries that provides flood claim adjusting services should see increased revenues as a result of weather conditions caused by Hurricane Sandy in late October 2012.

Income before income taxes for the nine months ended September 30, 2012 increased 65.3%, or $3.4 million, over the same period in 2011, to $8.5 million. This net increase was due to: (i) an increase of $1.3 million from the offices that existed in both nine-month periods ended September 30, 2012 and 2011, primarily as a result net new business, (ii) a net loss before income taxes of $2.4 million related to new acquisitions, and (iii) a $4.5 million income credit generated from the change in estimated acquisition earn-out payables. Income before income taxes and inter-company interest expense related to new acquisitions that were stand-alone offices (primarily from the Arrowhead acquisition) that had no comparable earnings in the same period of 2011 was approximately $2.7 million for the nine months ended September 30, 2012; however those earnings were offset by $5.1 million of inter-company interest expense allocation.

Other

As discussed in Note 11 of the Notes to Condensed Consolidated Financial Statements, the “Other” column in the Segment Information table includes any income and expenses not allocated to reportable segments, and corporate-related items, including the inter-company interest expense charges to reporting segments.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents of $244.6 million at September 30, 2012, reflected a decrease of $41.7 million from the $286.3 million balance at December 31, 2011. For the nine-month period ended September 30, 2012, $189.0 million of cash was provided from operating activities. Also during this period, $384.6 million of cash was used for acquisitions, $18.9 million was used for additions to fixed assets, $200.0 million was provided from proceeds received on new long-term debt, and $36.6 million was used for payment of dividends.

Our ratio of current assets to current liabilities (the “current ratio”) was 1.26 and 1.47 at September 30, 2012, and December 31, 2011, respectively.

Contractual Cash Obligations

As of September 30, 2012, our contractual cash obligations were as follows:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$450,093	$93	$125,000	$225,000	$100,000
Other liabilities(1)	45,296	23,137	15,972	3,868	2,319
Operating leases	134,616	29,246	49,161	32,396	23,813
Interest obligations	57,462	15,852	23,407	13,890	4,313
Unrecognized tax benefits	553	—	553	—	—
Maximum future acquisition contingency payments(2)	148,950	44,362	102,731	1,857	—

Total contractual cash obligations	$836,970	$112,690	$316,824	$277,011	$130,445

(1)	Includes the current portion of other long-term liabilities.
(2)	Includes $58.2 million of current and non-current estimated earn-out payables resulting from acquisitions consummated after January 1, 2009.

In July 2004, we completed a private placement of $200.0 million of unsecured senior notes (the “Notes”). The $200.0 million was divided into two series: (1) Series A, which closed on September 15, 2004, for $100.0 million due in 2011 and bearing interest at 5.57% per year; and (2) Series B, which closed on July 15, 2004, for $100.0 million due in 2014 and bearing interest at 6.08% per year. Brown & Brown has used the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. On September 15, 2011, the $100.0 million of Series A Notes were redeemed on their normal maturity date. As of September 30, 2012 and December 31, 2011, there was an outstanding balance on the Notes of $100.0 million.

On December 22, 2006, we entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). On September 30, 2009, we and the Purchaser amended the Master Agreement to extend the term of the agreement until August 20, 2012. The Purchaser also purchased Notes issued by us in 2004. The Master Agreement provides for a $200.0 million private uncommitted “shelf” facility for the issuance of senior unsecured notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten years, as the parties may determine. The Master Agreement includes various covenants, limitations and events of default similar to the Notes issued in 2004. The initial issuance of notes under the Master Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.66% per year. On February 1, 2008, $25.0 million in Series D Senior Notes due January 15, 2015, with a fixed interest rate of 5.37% per year, were issued. On September 15, 2011, and pursuant to a Confirmation of Acceptance, dated January 21, 2011 (the “Confirmation”), in connection with the Master Agreement, $100.0 million in Series E Senior Notes due September 15, 2018, with a fixed interest rate of 4.50% per year, were issued. The Series E Senior Notes were issued for the sole purpose of retiring the Series A Senior Notes. As of September 30, 2012, and December 31, 2011, there was an outstanding debt balance of $150.0 million attributable to notes issued under the provisions of the Master Agreement. The Master Agreement expired on September 30, 2012 and was not extended.

On October 12, 2012, the Company entered into a Master Note Facility Agreement (the “New Master Agreement”) with another national insurance company (the “New Purchaser”). The New Purchaser also purchased Notes issued by the Company in 2004. The New Master Agreement provides for a $125.0 million private uncommitted “shelf” facility for the issuance of unsecured senior notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten years, as the parties may determine. The New Master Agreement includes various covenants, limitations and events of default similar to the Master Agreement.

On June 12, 2008, we entered into an Amended and Restated Revolving Loan Agreement dated as of June 3, 2008 (the “Prior Loan Agreement”), with a national banking institution, amending and restating the Revolving Loan Agreement dated September 29, 2003, as amended (the “Revolving Agreement”), to increase the lending commitment to $50.0 million (subject to potential increases up to $100.0 million) and to extend the maturity date from December 20, 2011, to June 3, 2013. The Revolving Agreement initially provided for a revolving credit facility in the maximum principal amount of $75.0 million. After a series of amendments that provided covenant exceptions for the notes issued or to be issued under the Master Agreement and relaxed or deleted certain other covenants, the maximum principal amount was reduced to $20.0 million. At September 30, 2012 and December 31, 2011, there were no borrowings against this facility.

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

The 30-day LIBOR and Adjusted LIBOR Rate as of September 30, 2012 were 0.2305% and 0.25%, respectively.

The Notes, the Master Agreement, the SunTrust Agreement and the JPM Agreement all require that we maintain certain financial ratios and comply with certain other covenants. We were in compliance with all such covenants as of September 30, 2012 and December 31, 2011.

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

Our invested assets are held as cash and cash equivalents, restricted cash and investments, available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit. These investments are subject to interest rate risk and equity price risk. The fair values of our cash and cash equivalents, restricted cash and investments, and certificates of deposit at September 30, 2012, and December 31, 2011, approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.

We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation (the “Evaluation”) required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of September 30, 2012. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In Item 3 of Part I of the Company’s Annual Report on Form 10-K for its fiscal year ending December 31, 2011, certain information concerning certain legal proceedings and other matters was disclosed. Such information was current as of the date of filing. During the Company’s fiscal quarter ending September 30, 2012, no new legal proceedings, or material developments with respect to existing legal proceedings, occurred which require disclosure in this Quarterly Report on Form 10-Q.

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

BROWN & BROWN, INC.

/S/ CORY T. WALKER
Date: November 9, 2012	Cory T. Walker Sr. Vice President, Chief Financial Officer and Treasurer (duly authorized officer, principal financial officer and principal accounting officer)