Form 10-K
period 2012-12-31
BROWN & BROWN INC
filed 2013-03-01
CIK 79282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was last sold on June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was $3,200,673,955.

The number of outstanding shares of the registrant’s Common Stock, $0.10 par value, as of February 20, 2013 was 143,943,521.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Brown & Brown, Inc.’s Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

BROWN & BROWN, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

2

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

•

The occurrence of adverse economic conditions, an adverse regulatory climate, or a disaster in California, Florida, Georgia, Indiana, Massachusetts, Michigan, New Jersey, New York, Pennsylvania, Texas and Washington, because a significant portion of business written by Brown & Brown is for customers located in these states;

•

The integration of our operations with those of businesses or assets we have acquired, including our January 2012 acquisition of Arrowhead General Insurance Agency Superholding Corporation (“Arrowhead”), or may acquire in the future and the failure to realize the expected benefits of such acquisition and integration;

•	Premium rates and exposure units set by insurance companies which have traditionally varied and are difficult to predict;

•	Our ability to forecast liquidity needs through at least the end of 2013;

•	Our ability to renew or replace expiring leases;

•	Outcome of legal proceedings and governmental investigations;

•	Policy cancellations which can be unpredictable;

•	Potential changes to the tax rate that would affect the value of deferred tax assets and liabilities;

•

The inherent uncertainty in making estimates, judgments, and assumptions in the preparation of financial statements in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”);

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

We are compensated for our services primarily by commissions paid by insurance companies and by fees paid by customers for certain services. Commissions are usually a percentage of the premium paid by the insured. Commission rates generally depend upon the type of insurance, the particular insurance company and the nature of the services provided by us. In some cases, we share commissions with other agents or brokers who have acted jointly with us in a transaction. We may also receive from an insurance company a “profit-sharing contingent commission,” which is a profit-sharing commission based primarily on underwriting results, but may also contain considerations for volume, growth and/or retention. Fee revenues are generated primarily by: (1) our Services Division, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside services, Social Security disability and Medicare benefits advocacy services, and catastrophe claims adjusting services, and (2) our National Programs and Wholesale Brokerage Divisions, which earn fees primarily for the issuing of insurance policies on behalf of insurance carriers. The amount of our revenues from commissions and fees is a function of, among other factors, continued new business production, retention of existing customers, acquisitions and fluctuations in insurance premium rates and “insurable exposure units,” which are units that insurance companies use to measure or express insurance exposed to risk (such as property values, sales and payroll levels).

As of December 31, 2012, our activities were conducted in 218 locations in 37 states as follows and one office in London, England:

Florida	41	Virginia	5	Missouri	2
California	20	Connecticut	4	New Hampshire	2
Washington	16	Kentucky	4	North Carolina	2
New York	15	Massachusetts	4	Delaware	1
Texas	13	Michigan	4	Hawaii	1
New Jersey	11	Arkansas	3	Montana	1
Georgia	9	Minnesota	3	Nevada	1
Pennsylvania	7	New Mexico	3	Ohio	1
Louisiana	7	Oregon	3	Utah	1
Colorado	6	Tennessee	3	West Virginia	1
Illinois	6	South Carolina	3	Wisconsin	1
Indiana	5	Arizona	2
Oklahoma	5	Kansas	2

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

Although insurance premium rates declined from 2008 through 2011 in most lines of coverage, the rates of decline appeared to be slowing. However, during the second half of 2008 through 2011, insurable exposure units, such as sales and payroll expenditures, declined significantly due to the weakening economy, primarily in the southeastern and western parts of the United States. From 2008 through 2011, declining exposure units had a greater adverse impact on our commissions and fees revenue than did declining insurance premium rates.

In the first quarter of 2012, insurance premium rates began to gradually increase for most lines of coverage. Correspondingly, insurable exposure units began to flatten, and in many cases, began to increase. As a result of increases in both insurance premium rates and insurable exposure units, we achieved positive internal organic revenue growth of our 2012 core commissions and fees for the first time since 2006. General insurance premium rates and insurable exposure units are expected to continue to modestly and gradually increase during 2013.

SEGMENT INFORMATION

Our business is divided into four reportable operating segments: (1) the Retail Division; (2) the National Programs Division; (3) the Wholesale Brokerage Division; and (4) the Services Division. The Retail Division provides a broad range of insurance products and services to commercial, public entity, professional and individual customers. The National Programs Division provides professional liability and related package products for certain professionals, and markets targeted products and services to specific industries, trade groups, public entities, and market niches. The Wholesale Brokerage Division markets and sells excess and surplus commercial and personal insurance, and reinsurance, primarily through independent agents and brokers. The Services Division provides customers with third-party claims administration, consulting for the workers’ compensation insurance market, comprehensive medical utilization management services in both workers’ compensation and all-lines liability arenas, Medicare Secondary Payer statute compliance-related services, Social Security disability and Medicare benefits advocacy services, and catastrophe claims adjusting services. Effective January 1, 2012, certain profit center offices, with aggregate total revenues of $16.9 million and $13.1 million for 2011 and 2010, respectively, were reclassified from the National Programs Division to the Wholesale Brokerage Division, and as such, certain prior year amounts have been reclassified to conform to the current year presentation.

The following table summarizes (1) the commissions and fees revenue generated by each of our reportable operating segments for 2012, 2011 and, 2010, and (2) the percentage of our total commissions and fees revenue represented by each segment for each such period:

(in thousands, except percentages)	2012	%	2011	%	2010	%
Retail Division	$639,708	53.7%	$604,966	60.2%	$573,809	59.3%
National Programs Division	251,929	21.2%	164,352	16.3%	175,838	18.2%
Wholesale Brokerage Division	182,822	15.4%	172,547	17.2%	170,150	17.6%
Services Division	116,247	9.8%	64,875	6.4%	46,336	4.8%
Other	(1,625)	(0.1)%	(778)	(0.1)%	784	0.1%

Total	$1,189,081	100.0%	$1,005,962	100.0%	$966,917	100.0%

We conduct all of our operations within the United States of America, except for one wholesale brokerage operation based in London, England that commenced business in March 2008. This operation earned $9.7 million, $9.1 million and $9.9 million of revenues for the years ended December 31, 2012, 2011 and 2010, respectively. We do not have any material foreign long-lived assets.

See Note 15 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional segment financial data relating to our business.

Retail Division

As of December 31, 2012, our Retail Division employed 3,240 persons. Our retail insurance agency business provides a broad range of insurance products and services to commercial, public and quasi-public entity, professional and individual customers. The categories of insurance we principally sell include: property insurance relating to physical damage to property and resultant interruption of business or extra expense caused by fire, windstorm or other perils; casualty insurance relating to legal liabilities, workers’ compensation, commercial and private passenger automobile coverages; and fidelity and surety bonds. We also sell and service group and individual life, accident, disability, health, hospitalization, medical and dental insurance.

No material part of our retail business is attributable to a single customer or a few customers. During 2012, commissions and fees from our largest single Retail Division customer represented less than one quarter of one percent (0.25%) of the Retail Division’s total commissions and fees revenue.

In connection with the selling and marketing of insurance coverages, we provide a broad range of related services to our customers, such as risk management and loss control surveys and analysis, consultation in connection with placing insurance coverages and claims processing. We believe these services are important factors in securing and retaining customers.

National Programs Division

As of December 31, 2012, our National Programs Division employed 1,373 persons. Our National Programs Division can be grouped into four broad categories; (1) Professional Programs; (2) Arrowhead Insurance Programs; (3) Commercial Programs; and (4) Public Entity-Related Programs:

Professional Programs. Professional Programs provide professional liability and related package insurance products tailored to the needs of specific professional groups. Professional Programs negotiates policy forms and coverage options with their specific insurance carrier. Securing endorsements of these products from a professional association or sponsoring company is also an integral part of their function. Professional Programs affiliate with professional groups, including but not limited to, dentists, oral surgeons, hygienists, lawyers, CPA’s, optometrists, opticians, ophthalmologists, insurance agents, financial advisors, registered representatives, securities broker-dealers, benefit administrators, real estate brokers, real estate title agents and escrow agents. In addition, Professional Programs encompasses supplementary insurance related products to include weddings, events, medical facilities and cyber liability.

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

Below are brief descriptions of the Professional programs.

•

Allied Protector Plan: The Allied Protector PlanSM (“APP”)SM specializes in customized professional liability and business insurance programs for individual practitioners and businesses in the healthcare industry. The AAP program offers coverage to include, but not limited to, liability insurance for dental hygienists and dental assistants, home health agencies, physical therapy clinics, and medical directors. Also available through the AAP program is cyber/data breach insurance offering a solution to privacy breaches and information security exposures tailored to the needs of healthcare organizations.

•	Certified Public Accountants: The CPA Protector Plan® offers professional liability insurance for certified public accountant practitioners and firms throughout the United States.

•

Dentists: Presented in 1969, the Professional Protector Plan (“PPP®”) provides dental professionals insurance products including professional and general liability, property, employment practices liability, workers compensation, claims and risk management. The PPP® recognized the importance of policyholder and customer service and developed a customized, proprietary, web-based rating and policy issuance system which in turn provides a seamless policy delivery resource and access to policy information on a real time basis. Obtaining endorsements from state and local dental societies and associations plays an integral role in the PPP® partnership. The PPP is offered in all 50 states, District of Columbia, Puerto Rico and the Virgin Islands.

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

•

Lawyers: The Lawyer’s Protector Plan® (“LPP®”), for 25 years, has been providing professional liability insurance with a niche focus on law firms with 1-50 attorneys. The LPP® program handles all aspects of insurance operations including underwriting, distribution management, policy issuance and claims. The LPP® is offered in 45 states.

•

Optometrists and Opticians: Since 1973, The Optometric Protector Plan® (OPP®) provides professional liability program for Eye Care Professionals, nationwide. The OPP® program offers professional insurance products for Optometrists, Ophthalmologists, Opticians and Ophthalmic Technicians. The OPP® is offered in all 50 states.

•	Real Estate Professionals: TitlePac® provides professional liability products and services designed for real estate title agents and escrow agents in 47 states and the District of Columbia.

•

Wedding Protector Plan® and Event Protector Plan®: Wedding Protector Plan® and Event Protector Plan® provide an online wedding/private event cancellation and postponement insurance policy that offers financial protection if certain unfortunate, unforeseen events should occur during the period leading up to and including the wedding day. General liability and liquor liability insurance products are also offered. Both the Wedding and Event Protector Plans are offered in 47 states.

Arrowhead Programs. Arrowhead is a Managing General Agent (“MGA”), General Agent (“GA”), and Program Administrator (“PA”) to the property and casualty insurance industry. Arrowhead acts as a virtual insurer providing outsourced product development, marketing, underwriting, actuarial, compliance and claims and other administrative services to insurance carrier partners. As an MGA, Arrowhead has the authority to underwrite, bind insurance carriers, issue policies, collect premiums and provide administrative and claims services.

Below are brief descriptions of the Arrowhead Programs:

•

Architects and Engineering, operating as Arrowhead Design Insurance (“ADI”) is a leading writer of professional liability insurance for architects, engineers and environmental consultants. ADI is a national program writing in 49 states.

•

Automotive Aftermarket - The Automotive Aftermarket Program is a new program launched in 2012 in conjunction with Zurich American Insurance Company’s transfer of selected assets and employees to Arrowhead. The Automotive Aftermarket program writes commercial package insurance for non-dealership automotive services professionals such as auto recyclers, brake shops, equipment dealers, mechanical repairs, oil and lube shops, parts retailers and wholesalers, tire retailers and wholesalers and transmission mechanics.

•	Commercial is a program that offers three distinct products to commercial operations, primarily in California: commercial auto, commercial package and general liability.

•

Real Estate Errors & Omissions writes errors and omissions insurance for small to medium-sized residential real estate agents and brokers in California. Coverage includes real estate brokerage, property management, escrow, appraisal, leasing and consulting services.

•

Earthquake and DIC is a Differences-in-Conditions (“DIC”) Program writing, notably earthquake, flood, and the All Risk insurance coverages to commercial property owners. The Earthquake and DIC program writes insurance on both a primary and excess layer basis.

•	Marine is a national program manager and wholesale producer of marine insurance products including yachts and high performance boats, small boats, commercial marine and marine artisan contractors.

•	Personal Property provides a series of coverages for homeowners and renters in 17 states.

•	Residential Earthquake specializes in monoline residential earthquake coverage for California home and condominium owners.

•

Wheels provides private passenger automobile and motorcycle coverage for a range of drivers. Arrowhead’s auto program offers two personal auto coverage types: one traditional non-standard auto product offering minimum state required liability limits and another targeting full coverage, multi-vehicle risks. The auto product is written in four states: California, Arizona, Michigan and Washington.

•

Workers’ Compensation provides workers’ compensation insurance coverage in 43 states for California-based insureds. Arrowhead’s workers’ compensation program targets industry segments such as agriculture, contractors, food services, horticulture and manufacturing.

Commercial Programs. Commercial Programs markets targeted products and services to specific industries, trade groups, and market niches. Most of these products and services are marketed and sold primarily through independent agents, including certain of our retail offices. However, a number of these products and services are also marketed and sold directly to insured customers. Under agency agreements with the insurance companies that underwrite these programs, we often have authority to bind coverages (subject to established guidelines), to bill and collect premiums and, in some cases, to adjust claims.

•

Acumen Re Management Corporation is a reinsurance underwriting management organization, primarily acting as an outsourced specific excess workers’ compensation, directors and officers’ liability, and errors and omissions liability facultative reinsurance underwriting facility.

•

AFC Insurance, Inc. (“AFC”) is a managing general underwriter, specializing in insurance products tailored to the health and human services industry. AFC works with retail agents in all states and targets home healthcare, group homes for the mentally and physically challenged, drug and alcohol facilities and programs for the developmentally disabled. AFC also has a separate program for independent pizza restaurants.

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

•

Industry Consulting Group, Inc. (“ICG”) is a complete property tax service provider, and works with Proctor Financial, Inc. in providing solutions to the financial institutions industry. ICG provides a full range of property tax processing solutions, property valuations and appeals, and other services to the real estate, oil and gas, and financial institution industries. ICG features full electronic interfaces, sophisticated and flexible reporting and systems that are customized to individual specifications.

•

Parcel Insurance Plan® (“PIP®”) is a specialty insurance agency providing insurance coverage to commercial and private shippers for small packages and parcels with insured values of less than $25,000 each.

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

•

Railroad Protector Plan® (“RRPP®”) Introduced in 1997, this program provides insurance products for insureds servicing the railroad industry (not the railroads). The RRPP® insurance coverages include general liability, property, commercial auto, umbrella, workers comp and inland marine. The RRPP® is offered in 46 states.

•

Southwest Assurance Corporation (“SAC”) is a program that insures governmental entities’ mosquito control operations. The SAC/mosquito program provides insurance coverage including general liability, pesticide applicators liability, commercial auto, property, D & O, crime, pollution, aviation, airport premises liability, underground storage tank, workers comp and chemical liability. The SAC/mosquito program is offered in 48 states.

•

Towing Operators Protector Plan® (“TOPP®”). Introduced in 2009, this program targets towing operations that offer services to light class towing risks. The TOPP® program provides insurance coverage including general liability, commercial auto, garage keeper’s legal liability, property and motor truck cargo coverage. The TOPP® program is offered in 21 states.

Public Entity-Related Programs. Public Entity-Related Programs administers various insurance trusts specifically created for cities, counties, municipalities, school boards special taxing districts, and quasi-governmental agencies. These insurance coverages can range from providing fully insured programs to establishing risk retention insurance pools to excess and facultative specific coverages.

•

Downey is a program administrator of insurance trusts offering tailored property and casualty insurance products, risk management consulting, third-party administration and related services designed for cities, counties, municipalities, schools, special taxing districts, and other public entities in the State of Indiana.

•

Ephrata is a program administrator of insurance trusts offering tailored property and casualty insurance products, risk management consulting, third-party administration and related services designed for cities, counties, municipalities, and school boards in the State of Washington.

•

Ideal is a program administrator offering tailored property and casualty insurance products, risk management consulting, third-party administration and related services designed for municipalities, schools, fire districts, and other public entities in the State of Illinois.

•

PRNJ provides administrative services and insurance procurement for the Statewide Insurance Fund (“Statewide”). Statewide is a municipal joint insurance fund comprised of counties, municipalities, utility authorities, community colleges and emergency services entities in New Jersey.

•

PRU is the program administrator for the Preferred Governmental Insurance Trust (“PGIT”) offering tailored property and casualty insurance products, risk management consulting, third-party administration and related services designed for cities, counties, municipalities, schools, special taxing districts, and other public entities in the State of Florida.

Wholesale Brokerage Division

At December 31, 2012, our Wholesale Brokerage Division employed 943 persons. Our Wholesale Brokerage Division markets and sells excess and surplus commercial insurance products and services to retail insurance agencies (including our retail offices), and reinsurance products and services to insurance companies throughout the United States. The Wholesale Brokerage Division offices represent various U.S. and U.K. surplus lines insurance companies. Additionally, certain offices are also Lloyd’s of London correspondents. The Wholesale Brokerage Division also represents admitted insurance companies for purposes of affording access to such companies for smaller agencies that otherwise do not have access to large insurance company representation. Excess and surplus insurance products encompass many insurance coverages, including personal lines, homeowners, yachts, jewelry, commercial property and casualty, commercial automobile, garage, restaurant, builder’s risk and inland marine lines. Difficult-to-insure general liability and products liability coverages are a specialty, as is excess workers’ compensation coverage. Wholesale brokers solicit business through mailings and direct contact with retail agency representatives. During 2012, commissions and fees from our largest Wholesale Brokerage Division customer represented approximately 0.9% of the Wholesale Brokerage Division’s total commissions and fees revenue.

Services Division

At December 31, 2012, our Services Division employed 709 persons and provided a wide-range of insurance-related services.

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

•

American Claims Management (“ACM”) provides third-party administration (“TPA”) services to both the commercial and personal property and casualty insurance markets on a nationwide basis, and provides claims adjusting, administration, subrogation, litigation and data management services to insurance companies, self-insureds, public municipalities, insurance brokers and corporate entities. 60% of ACM’s 2012 net revenues were derived from the various Arrowhead programs in our National Programs Division, with the remainder generated from third parties.

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

•

Preferred Governmental Claims Services (“PGCS”) provides TPA services for insurance entities and self-funded or fully-insured workers’ compensation and liability plans. PGCS services include claims administration, cost containment consulting, services for secondary disability, and subrogation recoveries.

•

United Self-Insured Services (“USIS”) provides TPA services for insurance entities and self-funded or fully-insured workers’ compensation and liability plans. USIS services include claims administration, access to major reinsurance markets, cost containment consulting, services for secondary disability, and subrogation recoveries and risk management services such as loss control. USIS services also includes managed care services, including medical networks, case management and utilization review services certified by the American Accreditation Health Care Commission.

In 2012, our three largest workers’ compensation contracts represented approximately 8.9% of our Services Division’s fees revenues, or approximately 0.9% of our total consolidated commissions and fees revenue.

Employees

At December 31, 2012, we had 6,438 full-time equivalent employees. We have agreements with our sales employees and certain other employees that include provisions restricting their ability to solicit business from our customers or to hire our employees for a period of time after separation from employment with us. The enforceability of such agreements varies from state to state depending upon state statutes, judicial decisions and factual circumstances. The majority of these agreements are at-will and terminable by either party; however, the covenants not to solicit our customers and employees generally extend for a period of two years after cessation of employment.

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

The charters of the Audit, Compensation and Nominating/Governance Committees of our Board of Directors as well as our Corporate Governance Principles, Code of Business Conduct and Ethics and Code of Ethics — CEO and Senior Financial Officers (including any amendments to, or waivers of any provision of any of these charters, principles or codes) are also available on our website or upon request. Requests for copies of any of these documents should be directed in writing to Corporate Secretary, Brown & Brown, Inc., 655 N. Franklin St, Suite 1900, Tampa, Florida 33602, or by telephone to (813) 222-4277.

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

CURRENT U.S. ECONOMIC CONDITIONS AND THE SHIFT AWAY FROM TRADITIONAL INSURANCE MARKETS MAY CONTINUE TO ADVERSLY AFFECT OUR BUSINESS.

Since late 2007, global consumer confidence has eroded amidst concerns over declining asset values, volatility in energy costs, geopolitical issues, the availability and cost of credit, high unemployment, and the stability and solvency of financial institutions, financial markets, businesses, and sovereign nations. These concerns have slowed economic growth and resulted in a recession in the United States. Economic conditions have had a negative impact on our results of operations during the years since 2008 due to reduced customer demand. If these economic conditions worsen, a number of negative effects on our business could result, including declines in values of insurable exposure units, declines in insurance premium rates, and the financial insolvency, or reduced ability to pay, of certain of our customers. Any of these effects could decrease our net revenues and profitability.

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

Traditionally, we have maintained cash and investment balances, including restricted cash held in premium trust accounts, at various depository institutions in amounts that are significantly in excess of the limits insured by the FDIC. While we began in the Fall of 2008 re-focusing our investment and cash management strategy by moving more of our cash into non-interest bearing accounts (which were FDIC-insured until December 31, 2012, and not subject to any limits) and money market accounts (a portion of which became FDIC insured in the Fall of 2008), we still maintain cash and investment balances in excess of the current limits insured by FDIC. As the credit crisis persists, the financial strength of some depository institutions has diminished and this trend may continue. If one or more of the depository institutions with which we maintain significant cash balances were to fail, our ability to access these funds might be temporarily or permanently limited, and we could face material liquidity problems and potential material financial losses.

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

WE ARE EXPOSED TO INTANGIBLE ASSET RISK; SPECIFICALLY, OUR GOODWILL MAY BECOME IMPAIRED IN THE FUTURE.

As of the date of the filing of our Annual Report on Form 10-K for the 2012 fiscal year, we have $1,711,514,000 of goodwill recorded on our Consolidated Balance Sheet. We perform a goodwill impairment test on an annual basis and whenever events or changes in circumstances indicate that the carrying value of our goodwill may not be recoverable from estimated future cash flows. We completed our most recent evaluation of impairment for goodwill as of November 30, 2012 and determined that the fair value of goodwill exceeded the carrying value of such assets. A significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate or slower growth rates could result in the need to perform an additional impairment analysis prior to the next annual goodwill impairment test. If we were to conclude that a future write-down of our goodwill is necessary, we would then record the appropriate charge, which could result in material charges that are adverse to our operating results and financial position. See Notes 1 – “Summary of Significant Accounting Policies” and Note 3 – “Goodwill” to the Consolidated Financial Statements and “Management’s Report on Internal Control Over Financial Reporting.”

Additionally, the carrying value of amortizable intangible assets attributable to each business or asset group comprising Brown & Brown is periodically reviewed by management to determine if there are events or changes in circumstances that would indicate that its carrying amount may not be recoverable. Accordingly, if there are any such circumstances that occur during the year, Brown & Brown assesses the carrying value of its amortizable intangible assets by considering the estimated future undiscounted cash flows generated by the corresponding business or asset group. Any impairment identified through this assessment may require that the carrying value of related amortizable intangible assets be adjusted; however, no impairments have been recorded for the years ended December 31, 2012, 2011 and 2010.

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

For the year ended December 31, 2012, no insurance company accounted for more than 5.0% of our total core commissions. For the year ended December 31, 2011 and 2010, approximately 5.2% and 5.0% of our total core commissions was derived from insurance policies underwritten by one insurance company, respectively. Should this insurance company seek to terminate their arrangements with us, we believe that other insurance companies are available to underwrite the business, although some additional expense and loss of market share could possibly result.

BECAUSE OUR BUSINESS IS HIGHLY CONCENTRATED IN CALIFORNIA, FLORIDA, GEORGIA, INDIANA, MASSACHUSETTS, MICHIGAN, NEW JERSEY, NEW YORK, PENNSYLVANIA, TEXAS AND WASHINGTON, ADVERSE ECONOMIC CONDITIONS OR REGULATORY CHANGES IN THESE STATES COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

A significant portion of our business is concentrated in California, Florida, Georgia, Indiana, Massachusetts, Michigan, New Jersey, New York, Pennsylvania, Texas and Washington. For the years ended December 31, 2012, 2011 and 2010, we derived $933.2 million or 78.5%, $765.7 million or 76.1% and $739.0 million, or 76.4%, of our commissions and fees, respectively, from our operations located in these states. We believe that these revenues are attributable predominately to customers in these states. We believe the current regulatory environment for insurance intermediaries in these states is no more restrictive than in other states. The insurance business is primarily a state-regulated industry, and therefore, state legislatures may enact laws that adversely affect the insurance industry. Because our business is concentrated in the states identified above, we face greater exposure to unfavorable changes in regulatory conditions in those states than insurance intermediaries whose operations are more diversified through a greater number of states. In addition, the occurrence of adverse economic conditions, natural or other disasters, or other circumstances specific to or otherwise significantly impacting these states could adversely affect our financial condition, results of operations and cash flows.

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

We derive a portion of our revenues from profit-sharing contingent commissions and override commissions paid by insurance companies. Profit-sharing contingent commissions are special revenue-sharing commissions paid by insurance companies based upon the profitability, volume and/or growth of the business placed with such companies during the prior year. We primarily receive these commissions in the first and second quarters of each year. These commissions generally have accounted for 4.3% to 5.7% of our previous year’s total annual revenues over the last three years. Due to the inherent uncertainty of loss in our industry and changes in underwriting criteria due in part to the high loss ratios experienced by insurance companies, we cannot predict the payment of these profit-sharing contingent commissions. Further, we have no control over the ability of insurance companies to estimate loss reserves, which affects our ability to make profit-sharing calculations. Override commissions are paid by insurance companies based on the volume of business that we place with them and are generally paid over the course of the year. Because profit-sharing contingent commissions and override commissions materially affect our revenues, any decrease in their payment to us could adversely affect the results of our operations and our financial condition.

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

Losing employees who manage or support substantial customer relationships or possess substantial experience or expertise could adversely affect our ability to secure and complete customer engagements, which would adversely affect our results of operations. Also, if any of our key professionals were to join an existing competitor or form a competing company, some of our customers could choose to use the services of that competitor instead of our services. As previously disclosed, certain of our former executive officers ceased employment with us during the past three years. While they are prohibited from soliciting our employees and customers, they are not prohibited from competing with us.

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

CERTAIN OF OUR EXISTING STOCKHOLDERS HAVE SIGNIFICANT CONTROL OF THE COMPANY.

At December 31, 2012, our executive officers, directors and certain of their family members collectively beneficially owned approximately 18.4% of our outstanding common stock, of which J. Hyatt Brown, our Chairman, and his family members, which include his son Powell Brown, our President and Chief Executive Officer, beneficially owned approximately 16.6%. As a result, our executive officers, directors and certain of their family members have significant influence over (1) the election of our Board of Directors, (2) the approval or disapproval of any other matters requiring stockholder approval, and (3) our affairs and policies.

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

IF WE RECEIVE OTHER THAN AN UNQUALIFIED OPINION ON THE ADEQUACY OF OUR INTERNAL CONTROL OVER FINANCIAL REPORTING AS OF DECEMBER 31, 2013 AND FUTURE YEAR-ENDS AS REQUIRED BY SECTION 404 OF SARBANES-OXLEY, INVESTORS COULD LOSE CONFIDENCE IN THE RELIABILITY OF OUR FINANCIAL STATEMENTS, WHICH COULD RESULT IN A DECREASE IN THE VALUE OF YOUR SHARES.

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

THERE ARE INHERENT UNCERTAINTIES INVOLVED IN ESTIMATES, JUDGMENTS AND ASSUMPTIONS USED IN THE PREPARATION OF FINANCIAL STATEMENTS IN ACCORDANCE WITH U.S. GAAP. ANY CHANGES IN ESTIMATES, JUDGMENTS AND ASSUMPTIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS.

The consolidated and condensed Consolidated Financial Statements included in the periodic reports we file with the SEC are prepared in accordance with U.S. GAAP. The preparation of financial statements in accordance with U.S. GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets (including intangible assets), liabilities and related reserves, revenues, expenses and income. Estimates, judgments and assumptions are inherently subject to change in the future, and any such changes could result in corresponding changes to the amounts of assets, liabilities, revenues, expenses and income, and could have a material adverse effect on our financial position, results of operations and cash flows.

ITEM 1B.	Unresolved Staff Comments.

None.

ITEM 2.	Properties.

We lease our executive offices, which are located at 220 South Ridgewood Avenue, Daytona Beach, Florida 32114, and 655 N. Franklin St, Suite 1900, Tampa, Florida 33602. We lease offices at each of our 219 locations, with the exception of Dansville and Jamestown, New York, where we own the buildings in which our offices are located. We also own an airplane hanger in Daytona Beach, Florida. There are no outstanding mortgages on our owned properties. Our operating leases expire on various dates. These leases generally contain renewal options and rent escalation clauses based on increases in the lessors’ operating expenses and other charges. We expect that most leases will be renewed or replaced upon expiration. We believe that our facilities are suitable and adequate for present purposes, and that the productive capacity in such facilities is substantially being utilized. From time to time, we may have unused space and seek to sublet such space to third parties, depending on the demand for office space in the locations involved. In the future, we may need to purchase, build or lease additional facilities to meet the requirements projected in our long-term business plan. See Note 13 to the Consolidated Financial Statements for additional information on our lease commitments.

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

	High	Low	Cash Dividends Per Common Share
2011
First Quarter	$26.60	$23.56	$0.08
Second Quarter	$27.07	$24.84	$0.08
Third Quarter	$26.10	$17.19	$0.08
Fourth Quarter	$23.31	$16.77	$0.085
2012
First Quarter	$25.00	$21.85	$0.085
Second Quarter	$27.32	$23.42	$0.085
Third Quarter	$28.17	$24.71	$0.085
Fourth Quarter	$27.31	$24.88	$0.09

On February 20, 2013, there were 143,943,521 shares of our common stock outstanding, held by approximately 1,200 shareholders of record.

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

On October 19, 2011, our Board of Directors approved a common stock repurchase plan to authorize the repurchase of up to $100.0 million worth of shares of the Company’s common stock during the subsequent twelve months. We did not repurchase any shares of our common stock under the repurchase plan.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2012, with respect to compensation plans under which the Company’s equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding options, warrants and rights (b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(3)
Equity compensation plans approved by shareholders:
Brown & Brown, Inc. 2000 Incentive Stock Option Plan	738,792	$18.39	—
Brown & Brown, Inc. 2010 Stock Incentive Plan	N/A	N/A	4,455,517
Brown & Brown, Inc. 1990 Employee Stock Purchase Plan	N/A	N/A	1,734,510
Brown & Brown, Inc. Performance Stock Plan	N/A	N/A	—

Total	738,792	$18.39	6,190,027

Equity compensation plans not approved by shareholders	—	—	—

(1)	In addition to the number of securities listed in this column, 2,431,913 shares are issuable upon the vesting of restricted stock granted under the Brown & Brown, Inc. Performance Stock Plan and the Brown & Brown, Inc. 2010 Stock Incentive Plan, which represents the maximum number of shares that can vest based on the achievement of certain performance criteria.
(2)	The weighted-average exercise price excludes outstanding restricted stock as there is no exercise price associated with these equity awards.
(3)	All of the shares available for future issuance under the Brown & Brown, Inc. 2000 Incentive Stock Option Plan, the Brown & Brown, Inc. Performance Stock Plan, and the Brown & Brown, Inc. 2010 Stock Incentive Plan may be issued in connection with options, warrants, rights, restricted stock, or other stock-based awards.

Sales of Unregistered Securities

We did not sell any unregistered securities during 2012.

Issuer Purchases of Equity Securities

The following table presents information with respect to our purchases of our common stock during the three months ended December 31, 2012.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2012 to October 31, 2012	—	$—	—	$—
November 1, 2012 to November 30, 2012	323	$26.08	—	$—
December 1, 2012 to December 31, 2012	585,815	$25.86	—	$—

Total	586,138	$25.86	—	$—

(1)	All of the shares reported above as purchased are attributable to shares withheld for employees’ payroll taxes and withholding taxes pertaining to the vesting of restricted shares awarded under our Performance Stock Plan and Incentive Stock Option Plan.

PERFORMANCE GRAPH

The following graph is a comparison of five-year cumulative total stockholder returns for our common stock as compared with the cumulative total stockholder return for the NYSE Composite Index, and a group of peer insurance broker and agency companies (Aon Corporation, Arthur J. Gallagher & Co, Marsh & McLennan Companies, Inc., and Willis Group Holdings, Ltd.). The returns of each company have been weighted according to such companies’ respective stock market capitalizations as of December 31, 2007 for the purposes of arriving at a peer group average. The total return calculations are based upon an assumed $100 investment on December 31, 2007, with all dividends reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Brown & Brown, Inc., the NYSE Composite Index, and a Peer Group

	YEAR ENDING
COMPANY/INDEX/MARKET	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Brown & Brown, Inc.	$100.00	$90.20	$78.80	$106.63	$102.28	$116.65
NYSE Composite Index	$100.00	$60.74	$77.92	$88.36	$84.96	$98.55
Peer Group	$100.00	$92.58	$85.59	$109.22	$122.80	$136.25

We caution that the stock price performance shown in the graph should not be considered indicative of potential future stock price performance.

ITEM 6.	Selected Financial Data.

The following selected Consolidated Financial Data for each of the five fiscal years in the period ended December 31, 2012 have been derived from our Consolidated Financial Statements. Such data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this Annual Report and with our Consolidated Financial Statements and related Notes thereto in Item 8 of Part II of this Annual Report.

(in thousands, except per share data, number of employees and percentages	Year Ended December 31
	2012		2011	2010	2009	2008
REVENUES
Commissions and fees	$1,189,081		$1,005,962	$966,917	$964,863	$965,983
Investment income	797		1,267	1,326	1,161	6,079
Other income, net	10,154		6,313	5,249	1,853	5,492

Total revenues	1,200,032		1,013,542	973,492	967,877	977,554
EXPENSES
Employee compensation and benefits	608,506		508,675	487,820	484,680	485,783
Non-cash stock-based compensation	15,865		11,194	6,845	7,358	7,314
Other operating expenses	174,389		144,079	135,851	143,389	137,352
Amortization	63,573		54,755	51,442	49,857	46,631
Depreciation	15,373		12,392	12,639	13,240	13,286
Interest	16,097		14,132	14,471	14,599	14,690
Change in estimated acquisition earn-out payables	1,418		(2,206)	(1,674)	—	—

Total expenses	895,221		743,021	707,394	713,123	705,056

Income before income taxes	304,811		270,521	266,098	254,754	272,498
Income taxes	120,766		106,526	104,346	101,460	106,374

Net income	$184,045		$163,995	$161,752	$153,294	$166,124

EARNINGS PER SHARE INFORMATION
Net income per share — diluted	$1.26		$1.13	$1.12	$1.08	$1.17
Weighted average number of shares outstanding — diluted	142,010		140,264	139,318	137,507	136,884
Dividends declared per share	$0.3450		$0.3250	$0.3125	$0.3025	$0.2850
YEAR-END FINANCIAL POSITION
Total assets	$3,128,058		$2,607,011	$2,400,814	$2,224,226	$2,119,580
Long-term debt	$450,000		$250,033	$250,067	$250,209	$253,616
Total shareholders’ equity	$1,807,333		$1,643,963	$1,506,344	$1,369,874	$1,241,741
Total shares outstanding at year-end	143,878		143,352	142,795	142,076	141,544
OTHER INFORMATION
Number of full-time equivalent employees at year-end	6,438		5,557	5,286	5,206	5,398
Total revenues per average number of employees (1)	$191,729	(2)	$186,949	$185,568	$182,549	$187,181
Stock price at year-end	$25.46		$22.63	$23.94	$17.97	$20.90
Stock price earnings multiple at year-end (3)	20.21		20.03	21.38	16.64	17.86
Return on beginning shareholders’ equity (4)	11%		11%	12%	12%	15%

(1)	Represents total revenues divided by the average of the number of full-time equivalent employees at the beginning of the year and the number of full-time equivalent employees at the end of the year.
(2)	Of the 881 increase in the number of full-time equivalent employees from 2011 to 2012, 523 employees related to the January 9, 2012 acquisition of Arrowhead, and therefore, are considered to be full-time equivalent as of January 1, 2012. Thus, the average number of full-time equivalent employees for 2012 is considered to be 6,259.
(3)	Stock price at year-end divided by net income per share-diluted.
(4)	Represents net income divided by total shareholders’ equity as of the beginning of the year.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion should be read in conjunction with our Consolidated Financial Statements and the related Notes to those Consolidated Financial Statements included elsewhere in this Annual Report.

We are a diversified insurance agency, wholesale brokerage, insurance programs and services organization headquartered in Daytona Beach and Tampa, Florida. As an insurance intermediary, our principal sources of revenue are commissions paid by insurance companies and, to a lesser extent, fees paid directly by customers. Commission revenues generally represent a percentage of the premium paid by an insured and are materially affected by fluctuations in both premium rate levels charged by insurance companies and the insureds’ underlying “insurable exposure units,” which are units that insurance companies use to measure or express insurance exposed to risk (such as property values, or sales and payroll levels) to determine what premium to charge the insured. Insurance companies establish these premium rates based upon many factors, including reinsurance rates paid by such insurance companies, none of which we control.

The volume of business from new and existing customers, fluctuations in insurable exposure units and changes in general economic and competitive conditions all affect our revenues. For example, level rates of inflation or a general decline in economic activity could limit increases in the values of insurable exposure units. Conversely, the increasing costs of litigation settlements and awards have caused some customers to seek higher levels of insurance coverage. Historically, our revenues have typically grown as a result of an intense focus on net new business growth and acquisitions.

We foster a strong, decentralized sales culture with a goal of consistent, sustained growth over the long term. As of January 2013, our senior leadership group included eight executive officers with regional responsibility for oversight of designated operations within the Company, and four regional vice presidents in our Retail Division and one regional vice president in our Wholesale Brokerage Division who report directly to one of our executive officers. In October 2012, Kathy Colangelo was promoted to be Regional Vice President of our Wholesale Brokerage Division.

We increased revenues every year from 1993 to 2012, with the exception of 2009, when our revenues dropped 1.0%. Our revenues grew from $95.6 million in 1993 to $1.2 billion in 2012, reflecting a compound annual growth rate of 14.2%. In the same 19 year period, we increased net income from $8.0 million to $184.0 million in 2012, a compound annual growth rate of 17.9%.

The years 2007 through 2011 posed significant challenges for us and for our industry in the form of a prevailing decline in insurance premium rates, commonly referred to as a “soft market” and increased significant governmental involvement in the Florida insurance marketplace which resulted in a substantial loss of revenues for us. Additionally, beginning in the second half of 2008 and throughout 2011, there was a general decline in insurable exposure units as the consequence of the general weakening of the economy in the United States. As a result, from the first quarter of 2007 through the fourth quarter of 2011 we experienced negative internal revenue growth each quarter. Part of the decline in 2007 was the result of the increased governmental involvement in the Florida insurance marketplace, as described below in “The Florida Insurance Overview.” In 2010 and 2011, continued declining exposure units had a greater negative impact on our commissions and fees revenues than declining insurance premium rates.

Beginning in the first quarter of 2012, many insurance premium rates began to slightly increase. Additionally, in the second quarter of 2012, the general declines in insurable exposure units started to flatten and these exposures units subsequently began to gradually increase during the year. As a result, we recorded positive internal revenue growth for each quarter of 2012 for each of our four divisions with two exceptions; the first quarter for the Retail Division and the third quarter for the National Programs Division, in which declines of only 0.7% and 3.3%, respectively, were experienced.

For 2012, our consolidated internal revenue growth rate was 2.6%. In the event that the gradual increases in insurance premium rates and insurable exposure units that occurred in 2012 continue in 2013, we should continue to see positive quarterly internal growth rates in 2013.

We also earn “profit-sharing contingent commissions,” which are profit-sharing commissions based primarily on underwriting results, but which may also reflect considerations for volume, growth and/or retention. These commissions are primarily received in the first and second quarters of each year, based on the aforementioned considerations for the prior year(s). Over the last three years, profit-sharing contingent commissions have averaged approximately 4.8% of the previous year’s total commissions and fees revenue. Profit-sharing contingent commissions are typically included in our total commissions and fees in the Consolidated Statements of Income in the year received. The term “core commissions and fees” excludes profit-sharing contingent commissions and guaranteed supplemental commissions, and therefore represents the revenues earned directly from specific insurance policies sold, and specific fee-based services rendered. In contrast, the term “core organic commissions and fees” is our core commissions and fees less (i) the core commissions and fees earned for the first twelve months by newly-acquired operations and (ii) divested business (core commissions and fees generated from offices, books of business or niches sold or terminated during the comparable period). Core organic commissions and fees attempts to express the current year’s core commissions and fees on a comparable basis with the prior year’s core commissions and fees. The resulting net change reflects the aggregate changes from (i) net new and lost accounts, (ii) net changes in our clients’ exposure units, and (iii) net changes in insurance premium rates. The net changes in each of these three components can be determined for each of our customers. However, because our agency management accounting systems do not aggregate such data, it is not reportable. Core organic commissions and fees can reflect either “positive” growth with a net increase in revenues, or “negative” growth with a net decrease in revenues.

In recent years, five national insurance companies have replaced the loss-ratio based profit-sharing contingent commission calculation with a guaranteed fixed-base methodology, referred to as “Guaranteed Supplemental Commissions” (“GSCs”). Since GSCs are not subject to the uncertainty of loss ratios, they are accrued throughout the year based on actual premiums written. As of December 31, 2012, we accrued and earned $9.1 million from GSCs during 2012, most of which will be collected in the first quarter of 2013. For the twelve-month periods ended December 31, 2011 and 2010, we earned $12.1 million and $13.4 million, respectively, from GSCs.

Fee revenues relate to fees negotiated in lieu of commissions, which are recognized as services are rendered. Fee revenues are generated primarily by: (1) our Services Division, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside services, Social Security disability and Medicare benefits advocacy services, and catastrophe claims adjusting services, and (2) our National Programs and Wholesale Brokerage Divisions, which earn fees primarily for the issuance of insurance policies on behalf of insurance companies. These services are provided over a period of time, typically one year. Fee revenues, as a percentage of our total commissions and fees, represented 21.7% in 2012, 16.4% in 2011 and 14.6% in 2010.

Historically, investment income has consisted primarily of interest earnings on premiums and advance premiums collected and held in a fiduciary capacity before being remitted to insurance companies. Our policy is to invest available funds in high-quality, short-term fixed income investment securities. As a result of the bank liquidity and solvency issues in the United States in the last quarter of 2008, we moved substantial amounts of our cash into non-interest bearing checking accounts so that they would be fully insured by the Federal Deposit Insurance Corporation (“FDIC”) or into money-market investment funds (a portion of which is FDIC insured) of SunTrust and Wells Fargo, two large national banks. Effective January 1, 2013, the FDIC ceased providing insurance guarantees on non-interest bearing checking accounts. Investment income also includes gains and losses realized from the sale of investments.

Florida Insurance Overview

Many states have established “Residual Markets,” which are governmental or quasi-governmental insurance facilities that are intended to provide coverage to individuals and/or businesses that cannot buy insurance in the private marketplace, i.e., “insurers of last resort.” These facilities can be designed to cover any type of risk or exposure; however, the exposures most commonly subject to such facilities are automobile or high-risk property exposures. Residual Markets can also be referred to as FAIR Plans, Windstorm Pools, Joint Underwriting Associations, or may even be given names styled after the private sector like “Citizens Property Insurance Corporation” in Florida.

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

In 2007, Citizens became the principal direct competitor of the insurance companies that underwrite the condominium program administered by one of our indirect subsidiaries, Florida Intracoastal Underwriters, Limited Company (“FIU”), and the excess and surplus lines insurers represented by wholesale brokers such as Hull & Company, Inc., another of our subsidiaries. Consequently, these operations lost significant amounts of revenue to Citizens. From 2008 through 2012, Citizens’ impact was not as dramatic as it had been in 2007; FIU’s core commissions and fees decreased 19.7% during this four-year period. Citizens continued to be competitive against the excess and surplus lines insurers, and therefore Citizens negatively affected the revenues of our Florida-based wholesale brokerage operations, such as Hull & Company, Inc., from 2007 through 2012, although the impact has been decreasing each year.

Citizens’ impact on our Florida retail offices was less severe than on our National Programs and Wholesale Brokerage Division operations because our retail offices have the ability to place business with Citizens, although at slightly lower commission rates and with greater difficulty than with other insurance companies.

Effective January 1, 2010, Citizens raised its insurance rates, on average, 10% for properties with values of less than $10 million, and more than 10% for properties with values in excess of $10 million. Citizens raised its insurance rates again in 2011 and 2012, and is expected to continue to increase its insurance rates in 2013. Our commission revenues from Citizens for 2012, 2011 and 2010 were approximately $6.4 million, $7.8 million, and $8.3 million, respectively. If, as expected, Citizens continues to attempt to reduce its insured exposures, the financial impact of Citizens on our business should continue to be reduced in 2013.

Current Year Company Overview

2012 was an important transition year. After five years of experiencing negative internal growth in our core organic commissions and fees revenue as a direct result of the general weakness of the economy, we achieved a 2.6% positive internal revenue growth in 2012, which reflects a net growth of $24.9 million in core organic commissions and fees. The net growth in core organic commissions and fees of $24.9 million is a significant improvement from the comparable net lost revenues of $21.5 million and $40.1 million in 2011 and 2010, respectively. This improvement is principally attributable to rising insurance premium rates, and increasing insurance exposure units as a result of a gradually improving U. S. economy.

We have also succeeded in acquiring insurance operations that we believe may be of incrementally higher quality in each of the last three years. We completed 20 acquisitions in 2012, compared with the 38 and 33 acquisitions made in 2011 and 2010, respectively. However, the estimated annualized revenues from the 2012 acquisitions (excluding acquired books of business (customer accounts)) were $149.6 million, an increase over the $88.7 million and $70.6 million that we acquired in 2011 and 2010, respectively.

Income before income taxes in 2012 increased over 2011 by 12.7%, or $34.3 million, to $304.8 million. However, that net increase of $34.3 million includes $44.2 million of income before income taxes related to new acquisitions that were stand-alone offices, and therefore, income before income taxes from those offices that existed in the same time periods of 2012 and 2011 (including the new acquisitions that “folded in” to those offices) decreased by $10.0 million. The net decrease of $10.0 million related primarily to: (1) $5.4 million from a change in estimated acquisition earn-out payables, (2) $1.9 million of increased interest expense related to the Arrowhead acquisition, (3) $1.7 million in increased non-cash stock-based compensation primarily due to new grants issued, and (4) $6.8 million earned by our Retail Division commissioned producers as a result of a special one-time bonus program for those whose 2012 production exceeded their 2011 production by at least 5%. Therefore, excluding these items, income before income taxes from those offices that existed in the same time periods of 2012 and 2011 (including the new acquisitions that “folded in” to those offices) increased by only $5.8 million.

Acquisitions

Approximately 37,500 independent insurance agencies are estimated to be operating currently in the United States. Part of our continuing business strategy is to attract high-quality insurance intermediaries to join our operations. From 1993 through 2012, we acquired 440 insurance intermediary operations, excluding acquired books of business (customer accounts).

A summary of our acquisitions over the last three years is as follows (in millions, except for number of acquisitions):

	Number of Acquisitions		Estimated Annual	Net Cash	Notes	Other	Liabilities	Recorded Earn-out	Aggregate Purchase
	Asset	Stock	Revenues	Paid	Issued	Payable	Assumed	Payable	Price
2012	19	1	$149.6	$483.9	$0.1	$25.4	$136.7	$21.5	$667.6
2011	37	1	$88.7	$167.4	$1.2	$—	$15.7	$30.5	$214.8
2010	33	—	$70.6	$158.6	$0.8	$—	$2.3	$25.1	$186.8

On January 9, 2012, we completed the acquisition of Arrowhead pursuant to a merger agreement dated December 15, 2011 (the “Merger Agreement”). Under the Merger Agreement, the total cash purchase price of $395.0 million is subject to adjustments for options to purchase shares of Arrowhead’s common stock, working capital, sharing of net operating tax losses, Arrowhead’s preferred stock units, transaction expenses, and closing debt. In addition, within 60 days following the third anniversary of the acquisition’s closing date, we will pay to certain persons who were Arrowhead equityholders as of the closing date additional earn-out payments equal, collectively, to $5.0 million, subject to certain adjustments based on the “cumulative EBITDA” of Arrowhead and all of its subsidiaries, as calculated pursuant to the Merger Agreement, during the final year of the three-year period following the acquisition’s closing date.

Arrowhead is a national insurance program manager and one of the largest managing general agents (“MGAs”) in the property and casualty insurance industry.

Critical Accounting Policies

Our Consolidated Financial Statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We continually evaluate our estimates, which are based on historical experience and on assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for our judgments about the carrying values of our assets and liabilities, which values are not readily apparent from other sources. Actual results may differ from these estimates.

We believe that, of our significant accounting policies (see “Note 1—Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements), the following critical accounting policies may involve a higher degree of judgment and complexity.

Revenue Recognition

Commission revenues are recognized as of the effective date of the insurance policy or the date on which the policy premium is billed to the customer, whichever is later. Commission revenues related to installment billings at the Company’s subsidiary, Arrowhead, are recorded on the later of the effective date of the policy or the first installment billing. At those dates, the earnings process has been completed, and we can reliably estimate the impact of policy cancellations for refunds and establish reserves accordingly. Management determines the policy cancellation reserve based upon historical cancellation experience adjusted in accordance with known circumstances. Subsequent commission adjustments are recognized upon our receipt of notification from insurance companies concerning matters necessitating such adjustments from insurance companies. Profit-sharing contingent commissions are recognized when determinable, which is when such commissions are received from insurance companies, or when we receive formal notification of the amount of such payments. Fee revenues are recognized as services are rendered.

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

Acquisition purchase prices are typically based on a multiple of average annual operating profit earned over a one-to three-year period within a minimum and maximum price range. The recorded purchase prices for all acquisitions consummated after January 1, 2009 include an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations are recorded in the consolidated statement of income when incurred.

The fair value of earn-out obligations is based on the present value of the expected future payments to be made to the sellers of the acquired businesses in accordance with the provisions contained in the respective purchase agreements. In determining fair value, the acquired business’s future performance is estimated using financial projections developed by management for the acquired business and this estimate reflects market participant assumptions regarding revenue growth and/or profitability. The expected future payments are estimated on the basis of the earn-out formula and performance targets specified in each purchase agreement compared to the associated financial projections. These estimates are then discounted to present value using a risk-adjusted rate that takes into consideration the likelihood that the forecasted earn-out payments will be made.

Intangible Assets Impairment

Goodwill is subject to at least an annual assessment for impairment measured by a fair-value-based test. Amortizable intangible assets are amortized over their useful lives and are subject to an impairment review based on an estimate of the undiscounted future cash flows resulting from the use of the assets. To determine if there is potential impairment of goodwill, we compare the fair value of each reporting unit with its carrying value. If the fair value of the reporting unit is less than its carrying value, an impairment loss would be recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. Fair value is estimated based on multiples of earnings before interest, income taxes, depreciation, amortization and change in estimated acquisition earn-out payables (“EBITDAC”).

Management assesses the recoverability of our goodwill on an annual basis, and assesses the recoverability of our amortizable intangibles and other long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The following factors, if present, may trigger an impairment review: (i) significant underperformance relative to historical or projected future operating results; (ii) significant negative industry or economic trends; (iii) significant decline in our stock price for a sustained period; and (iv) significant decline in our market capitalization. If the recoverability of these assets is unlikely because of the existence of one or more of the above-referenced factors, an impairment analysis is performed. Management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these assets. If these estimates or related assumptions change in the future, we may be required to revise the assessment and, if appropriate, record an impairment charge. We completed our most recent evaluation of impairment for goodwill as of November 30, 2012 and determined that the fair value of goodwill exceeded the carrying value of such assets. Additionally, there have been no impairments recorded for amortizable intangible assets for the years ended December 31, 2012, 2011 and 2010.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Consolidated Financial Statements and related Notes.

Financial information relating to our Consolidated Financial Results is as follows (in thousands, except percentages):

	2012	Percent Change	2011	Percent Change	2010
REVENUES
Core commissions and fees	$1,136,252	19.5%	$950,685	5.8%	$898,833
Profit-sharing contingent commissions	43,683	1.1%	43,198	(21.1)%	54,732
Guaranteed supplemental commissions	9,146	(24.3)%	12,079	(9.5)%	13,352
Investment income	797	(37.1)%	1,267	(4.4)%	1,326
Other income, net	10,154	60.8%	6,313	20.3%	5,249

Total revenues	1,200,032	18.4%	1,013,542	4.1%	973,492
EXPENSES
Employee compensation and benefits	608,506	19.6%	508,675	4.3%	487,820
Non-cash stock-based compensation	15,865	41.7%	11,194	63.5%	6,845
Other operating expenses	174,389	21.0%	144,079	6.1%	135,851
Amortization	63,573	16.1%	54,755	6.4%	51,442
Depreciation	15,373	24.1%	12,392	(2.0)%	12,639
Interest	16,097	13.9%	14,132	(2.3)%	14,471
Change in estimated acquisition earn-out payables	1,418	NMF (1)	(2,206)	31.8%	(1,674)

Total expenses	895,221	20.5%	743,021	5.0%	707,394

Income before income taxes	$304,811	12.7%	$270,521	1.7%	$266,098

Net internal growth rate — core commissions and fees	2.6%		(2.4)%		(4.5)%
Employee compensation and benefits ratio	50.7%		50.2%		50.1%
Other operating expenses ratio	14.5%		14.2%		14.0%
Capital expenditures	$24,028		$13,608		$10,454
Total assets at December 31	$3,128,058		$2,607,011		$2,400,814

(1)	NMF = Not a meaningful figure

Commissions and Fees

Commissions and fees, including profit-sharing contingent commissions and GSCs, increased $183.1 million, or 18.2% in 2012. Profit-sharing contingent commissions and GSCs decreased $2.4 million or 4.4% in 2012 to $52.8 million, due primarily to $4.1 million and $1.2 million reductions in profit-sharing contingent commissions and GSCs in our Retail and Wholesale Brokerage Divisions, respectively; but these reductions were partially offset by a $3.2 million increase in our National Programs Division. Core commissions and fees revenue increased $185.6 million on a net basis, of which approximately $171.4 million represented core commissions and fees from acquisitions that had no comparable revenues in 2011. After taking into account divested business of $10.7 million, the remaining net increase of $24.9 million, representing net new business, reflects a 2.6% internal growth rate for core organic commissions and fees.

Commissions and fees revenue, including profit-sharing contingent commissions and GSCs, increased 4.0% in 2011. Profit-sharing contingent commissions decreased $11.5 million to $43.2 million in 2011, with the decrease primarily due to reductions in amounts paid to offices in our National Programs and Wholesale Brokerage Divisions. Core organic commissions and fees revenue decreased 2.4% in 2011. The 2011 decrease of 2.4% represents $21.5 million of net lost core commissions and fees revenue, of which $21.2 million was attributable to our Retail Division. The remaining $0.3 million of net lost core commissions and fees revenue related to a $4.5 million reduction in our National Programs Division, which was partially offset by a $3.6 million increase in our Wholesale Brokerage Division and a $0.6 million increase in our Services Division. The declines in profit-sharing contingent commissions and core organic commissions and fees during 2011 were more than offset by the addition of $77.6 million of core commissions and fees revenue from acquired operations.

Investment Income

Investment income decreased to $0.8 million in 2012, compared with $1.3 million in 2011, mainly due to lower average daily invested balances in 2012 than in 2011. Investment income of $1.3 million in 2011 was effectively flat as compared with 2010. Even though the average daily invested balance in 2011 was higher in 2010, the lower income yields negated any income growth.

Other Income, Net

Other income for 2012 reflected income of $10.2 million, compared with $6.3 million in 2011 and $5.2 million in 2010. We recognized gains of $4.3 million, $2.3 million and $1.2 million from sales of books of business (customer accounts) in 2012, 2011, and 2010, respectively. Although we are not in the business of selling books of business, we periodically will sell an office or a book of business because it does not produce reasonable margins or demonstrate a potential for growth, or for other reasons related to the particular assets in question. Other income also included $3.6 million, $1.3 million and $2.3 million in 2012, 2011, and 2010, respectively, paid to us in connection with settlements of litigation against former employees for violation of restrictive covenants contained in their employment agreements with us. Additionally, we recognized non-recurring gains, rental income and sales of software services of $2.3 million, $2.3 million and $0.9 million in 2012, 2011, and 2010, respectively.

Employee Compensation and Benefits

Employee compensation and benefits expense increased, on a net basis, approximately 19.6% or $99.8 million in 2012. However, that net increase included $80.9 million of new compensation costs related to new acquisitions that were stand-alone offices, and therefore, employee compensation and benefits from those offices that existed in the same time periods of 2012 and 2011 (including the new acquisitions that “folded in” to those offices) increased by $18.9 million. The employee compensation and benefit increases from these offices were primarily related to increases in staff and management salaries of $3.2 million, new salaried producers of $1.3 million, profit center bonuses of $1.4 million, health insurance costs of $1.8 million, employee 401(k)/profit-sharing contributions of $0.7 million and bonus incentives of $8.1 million primarily due to $6.8 million earned by our Retail Division commissioned producers as a result of a special one-time bonus program for those whose 2012 production exceeded their 2011 production by at least 5%.

Employee compensation and benefits expense increased, on a net basis, approximately 4.3% or $20.9 million in 2011. However, that net increase included $27.8 million of new compensation costs related to new acquisitions that were stand-alone offices, and therefore, employee compensation and benefits from those offices that existed in the same time periods of 2011 and 2010 (including the new acquisitions that “folded in” to those offices) decreased by $6.9 million. The employee compensation and benefit reductions from these offices were primarily related to reductions in staff and management salaries of $6.8 million and reductions in commissions paid to producers of $2.8 million; the aggregate of which was partially off-set by an increase in bonuses of $2.7 million.

Employee compensation and benefits expense as a percentage of total revenues increased in 2012 to 50.7% as compared to 50.2% for 2011 and 50.1% for 2010. We had 6,438 full-time equivalent employees at December 31, 2012, compared with 5,557 at December 31, 2011 and 5,286 at December 31, 2010. Of the net increase of 881 full-time equivalent employees at December 31, 2012 over the prior year-end, an increase of 759 was attributable to acquisitions, thus reflecting a net increase of 122 employees in the offices existing at both year-ends.

Non-Cash Stock-Based Compensation

We have an employee stock purchase plan, and grant stock options and non-vested stock awards to our employees. Compensation expense for all share-based awards is recognized in the financial statements based upon the grant-date fair value of those awards. For 2012, 2011 and 2010, the non-cash stock-based compensation expense incorporates the costs related to each of our four stock-based plans as explained in Note 11 of the Notes to the Consolidated Financial Statements.

Non-cash stock-based compensation increased 41.7%, or $4.7 million, in 2012 as a result of new grants under our Stock Incentive Plan (“SIP”) that will vest in four to ten years, subject to the achievement of certain performance criteria by grantees, and the achievement of consolidated earnings per share growth at certain levels by us, over three-to five-year measurement periods.

Non-cash stock-based compensation increased 63.5%, or $4.3 million, in 2011 as a result of new grants under our SIP that will vest in six to ten years, subject to the achievement of certain performance criteria by grantees, and the achievement of consolidated EPS growth at certain levels by us, over a five-year measurement period ending December 31, 2015.

Other Operating Expenses

As a percentage of total revenues, other operating expenses represented 14.5% in 2012, 14.2% in 2011, and 14.0% in 2010. Other operating expenses in 2012 increased $30.3 million over 2011, of which $33.3 million was related to acquisitions that joined as stand-alone offices. Therefore, other operating expenses attributable to offices that existed in the same periods in both 2012 and 2011 (including the new acquisitions that “folded in” to those offices) decreased by $3.0 million. Of the $3.0 million decrease, $2.7 million related to reductions in office rents and related expenses, $2.2 million related to a reduction in legal expenses and $2.0 million related to lower insurance costs. These cost savings were partially offset by increases of $1.3 million in consulting and inspection services, $1.1 million for litigation reserves, and $1.0 million in employee sales meetings.

Other operating expenses in 2011 increased $8.2 million over 2010, of which $10.0 million was related to acquisitions that joined as stand-alone offices. Therefore, other operating expenses attributable to offices that existed in the same periods in both 2011 and 2010 (including the new acquisitions that “folded in” to those offices) decreased by $1.8 million. Of the $1.8 million decrease, $2.4 million related to reductions in office rents and related expenses, and $1.9 million related to lower insurance costs. These cost savings were partially offset by a $2.6 million increase in legal costs which was primarily related to the enforcement of restrictive covenants contained in our employment agreements with former employees.

Amortization

Amortization expense increased $8.8 million, or 16.1%, in 2012, and $3.3 million, or 6.4%, in 2011. The increases in 2012 and 2011 were due to the amortization of additional intangible assets as a result of acquisitions completed in those years.

Depreciation

Depreciation increased 24.1% in 2012, and decreased 2.0% in 2011. The increase in 2012 was due primarily to the addition of fixed assets as a result of recent acquisitions. The decrease in 2011 was the result of certain fixed assets becoming fully depreciated.

Interest Expense

Interest expense increased $2.0 million, or 13.9%, in 2012, and decreased $0.3 million, or 2.3%, in 2011. The 2012 increase was due primarily to the additional debt borrowed in connection with our acquisition of Arrowhead, and the 2011 decrease was due primarily to loan principal reductions.

Change in estimated acquisition earn-out payables

Accounting Standards Codification (“ASC”) Topic 805— Business Combinations is the authoritative guidance requiring an acquirer to recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities (with only limited exceptions) upon initially obtaining control of an acquired entity. Additionally, the fair value of contingent consideration arrangements (such as earn-out purchase arrangements) at the acquisition date must be included in the purchase price consideration. As a result, the recorded purchase prices for all acquisitions consummated after January 1, 2009 include an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in these earn-out obligations are required to be recorded in the consolidated statement of income when incurred. Estimations of potential earn-out obligations are typically based upon future earnings of the acquired entities, usually for periods ranging from one to three years.

The net charge or credit to the Consolidated Statement of Income for the period is the combination of the net change in the estimated acquisition earn-out payables balance, and the interest expense imputed on the outstanding balance of the estimated acquisition earn-out payables.

As of December 31, 2012, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3). The resulting net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the years ended December 31, 2012, 2011, and 2010 were as follows (in thousands):

	2012	2011	2010
Change in fair value on estimated acquisition earn-out payables	$(1,051)	$(4,043)	$(2,606)
Interest expense accretion	2,469	1,837	932

Net change in earnings from estimated acquisition earn-out payables	$1,418	$(2,206)	$(1,674)

The fair values of the estimated earn-out payables were reduced in 2012, 2011 and 2010 since certain acquisitions did not perform at the level estimated based on our original projections. An acquisition is considered to be performing well if its operating profit exceeds the level needed to reach the minimum purchase price. However, a reduction in the estimated acquisition earn-out payable can occur even though the acquisition is performing well, if it is not performing at the level contemplated by our original estimate.

As of December 31, 2012, the estimated acquisition earn-out payables equaled $52,987,000, of which $10,164,000 was recorded as accounts payable and $42,823,000 was recorded as other non-current liability. As of December 31, 2011, the estimated acquisition earn-out payables equaled $47,715,000, of which $3,654,000 was recorded as accounts payable and $44,061,000 was recorded as other non-current liability.

Income Taxes

The effective tax rate on income from operations was 39.6% in 2012, 39.4% in 2011, and 39.2% in 2010. The higher effective annual tax rates are primarily the result of higher average effective state income tax rates.

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

The term “core commissions and fees” excludes profit-sharing contingent commissions and GSCs, and therefore represents the revenues earned directly from specific insurance policies sold, and specific fee-based services rendered. In contrast, the term “core organic commissions and fees” is our core commissions and fees less (i) the core commissions and fees earned for the first twelve months by newly-acquired operations and (ii) divested business (core commissions and fees generated from offices, books of business or niches sold or terminated during the comparable period). Core organic commissions and fees attempts to express the current year’s core commissions and fees on a comparable basis with the prior year’s core commissions and fees. The resulting net change reflects the aggregate changes attributable to (i) net new and lost accounts, (ii) net changes in our clients’ exposure units, and (iii) net changes in insurance premium rates. The net changes in each of these three components can be determined for each of our customers. However, because our agency management accounting systems do not aggregate such data, it is not reportable. Core organic commissions and fees reflect either “positive” growth with a net increase in revenues, or “negative” growth with a net decrease in revenues.

The internal growth rates for our core organic commissions and fees for the three years ended December 31, 2012, 2011 and 2010, by Division, are as follows (in thousands, except percentages):

2012	For the years ended December 31,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
	2012	2011
Retail(1)	$618,562	$571,129	$47,433	8.3%	$38,734	$8,699	1.5%
National Programs	233,261	148,841	84,420	56.7%	83,281	1,139	0.8%
Wholesale Brokerage	168,182	155,151	13,031	8.4%	3,598	9,433	6.1%
Services	116,247	64,875	51,372	79.2%	45,783	5,589	8.6%

Total core commissions and fees	$1,136,252	$939,996	$196,256	20.9%	$171,396	$24,860	2.6%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Consolidated Statements of Income for the years ended December 31, 2012 and 2011 is as follows (in thousands):

	For the years ended December 31,
	2012	2011
Total core commissions and fees	$1,136,252	$939,996
Profit-sharing contingent commissions	43,683	43,198
Guaranteed supplemental commissions	9,146	12,079
Divested business	—	10,689

Total commissions and fees	$1,189,081	$1,005,962

2011	For the years ended December 31,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
	2011	2010
Retail(1)	$580,304	$544,004	$36,300	6.7%	$57,541	$(21,241)	(3.9)%
National Programs	148,842	152,209	(3,367)	(2.2)%	1,140	(4,507)	(3.0)%
Wholesale Brokerage	156,664	151,822	4,842	3.2%	1,186	3,656	2.4%
Services	64,875	46,486	18,389	39.6%	17,773	616	1.3%

Total core commissions and fees	$950,685	$894,521	$56,164	6.3%	$77,640	$(21,476)	(2.4)%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Consolidated Statements of Income for the years ended December 31, 2011 and 2010 is as follows (in thousands):

	For the years ended December 31,
	2011	2010
Total core commissions and fees	$950,685	$894,521
Profit-sharing contingent commissions	43,198	54,732
Guaranteed supplemental commissions	12,079	13,352
Divested business	—	4,312

Total commissions and fees	$1,005,962	$966,917

2010	For the years ended December 31,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
	2010	2009
Retail(1)	$548,885	$550,237	$(1,352)	(0.2)%	$23,586	$(24,938)	(4.5)%
National Programs	152,281	165,700	(13,419)	(8.1)%	739	(14,158)	(8.5)%
Wholesale Brokerage	151,331	151,177	154	0.1%	1,094	(940)	(0.6)%
Services	46,336	32,689	13,647	41.7%	13,716	(69)	(0.2)%

Total core commissions and fees	$898,833	$899,803	$(970)	(0.1)%	$39,135	$(40,105)	(4.5)%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Consolidated Statements of Income for the years ended December 31, 2010 and 2009 is as follows (in thousands):

	For the years ended December 31,
	2010	2009
Total core commissions and fees	$898,833	$899,803
Profit-sharing contingent commissions	54,732	47,637
Guaranteed supplemental commissions	13,352	15,884
Divested business	—	1,539

Total commissions and fees	$966,917	$964,863

(1)	The Retail Division figures include commissions and fees reported in the “Other” column of the Segment Information in Note 15 of the Notes to the Consolidated Financial Statements, which includes corporate and consolidation items.

Retail Division

The Retail Division provides a broad range of insurance products and services to commercial, public and quasi-public, professional and individual insured customers. Approximately 95.7% of the Retail Division’s commissions and fees revenue is commission-based. Because most of our other operating expenses do not change as premiums fluctuate, we believe that most of any fluctuation in the commissions, net of related compensation, which we receive will be reflected in our pre-tax income.

Financial information relating to Brown & Brown’s Retail Division is as follows (in thousands, except percentages):

	2012	Percent Change	2011	Percent Change	2010
REVENUES
Core commissions and fees	$619,975	6.7%	$581,125	6.1%	$547,881
Profit-sharing contingent commissions	12,843	(12.8)%	14,736	(3.5)%	15,274
Guaranteed supplemental commissions	6,890	(24.3)%	9,105	(14.5)%	10,654
Investment income	108	5.9%	102	(40.0)%	170
Other income, net	4,613	116.5%	2,131	97.0%	1,082

Total revenues	644,429	6.1%	607,199	5.6%	575,061
EXPENSES
Employee compensation and benefits	326,574	7.5%	303,841	5.2%	288,957
Non-cash stock-based compensation	5,680	(7.1)%	6,114	74.0%	3,514
Other operating expenses	98,532	(0.2)%	98,745	6.0%	93,184
Amortization	34,639	3.8%	33,373	8.6%	30,725
Depreciation	5,181	2.7%	5,046	(5.7)%	5,349
Interest	26,641	(3.8)%	27,688	2.4%	27,037
Change in estimated acquisition earn-out payables	1,968	NMF (1)	(5,415)	212.8%	(1,731)

Total expenses	499,215	6.4%	469,392	5.0%	447,035

Income before income taxes	$145,214	5.4%	$137,807	7.6%	$128,026

Net internal growth rate — core organic commissions and fees	1.5%		(3.9)%		(4.5)%
Employee compensation and benefits ratio	50.7%		50.0%		50.2%
Other operating expenses ratio	15.3%		16.3%		16.2%
Capital expenditures	$5,732		$6,102		$4,852
Total assets at December 31	$2,420,759		$2,155,413		$1,914,587

(1)	NMF = Not a meaningful figure

The Retail Division’s total revenues in 2012 increased 6.1%, or $37.2 million, over the same period in 2011, to $644.4 million. Profit-sharing contingent commissions and GSCs in 2012 decreased $4.1 million, or 17.2%, from 2011, to $19.7 million, primarily due to increased loss ratios resulting in lower profitability for insurance companies in 2011, and to the fact that two national insurance carriers who provided us GSC contracts in 2011 changed to profit-sharing contingency contracts in 2012. The $38.9 million net increase in core commissions and fees revenue resulted from the following factors: (i) an increase of approximately $38.7 million related to core commissions and fees revenue from acquisitions that had no comparable revenues in 2011, (ii) a decrease of $8.5 million related to commissions and fees revenue recorded in 2011 from business divested or transferred to the Wholesale Brokerage Division during 2012, and (iii) the remaining net increase of $8.7 million primarily related to net new business. The Retail Division’s internal growth rate for core organic commissions and fees revenue was 1.5% for 2012, and resulted primarily from stabilizing insurable exposure units with slightly stronger upward pressure on general insurance premium rates.

Income before income taxes for 2012 increased 5.4%, or $7.4 million, over the same period in 2011, to $145.2 million. Included in the $7.4 million net increase in income before income taxes is another $7.4 million net expense increase in change in estimated acquisition earn-out payables and a $0.3 million net expense increase from amortization, depreciation and inter-company interest changes. Excluding these items and the $4.1 million decrease in profit-sharing contingent commissions and GSCs, income before income taxes for 2012 increased $19.2 million over 2011, of which $8.7 million originated from new acquisitions that were stand-alone operations, and $10.5 million was generated by offices in existence in both 2011 and 2012. Of the $10.5 million increase from existing offices, $8.7 million ($1.4 million of fold-in acquired revenues) was attributed to organic growth of core commissions and fees, $5.6 million cost savings from other operating expenses, $0.5 reduction in non-cash stock-based compensation, but [Illegible] offset by $4.9 million increase in compensation and employee benefits. The $4.9 million net increase in compensation and employee benefits was primarily due to the one-time producer bonuses of $6.8 million paid to commissioned producers whose 2012 production exceeded their 2011 production by at least five percent, which was partially offset by a reduction of approximately $2.0 million less staff salaries. The $5.6 million reduction in other operating expenses was primarily related to reductions in occupancy/office rents, legal and claims settlements, insurance expense, and data processing costs.

The Retail Division’s total revenues in 2011 increased 5.6%, or $32.1 million, over the same period in 2010, to $607.2 million. Profit-sharing contingent commissions and GSCs in 2011 decreased $2.1 million, or 8.0%, from 2010, primarily due to increased loss ratios resulting in lower profitability for insurance companies in 2010, and less premiums written as a result of the slowing U.S. economy. The $33.2 million net increase in core commissions and fees revenue resulted from the following factors: (i) an increase of approximately $57.5 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in 2010, (ii) a decrease of $3.7 million related to commissions and fees revenue recorded in 2010 from business divested during 2011, (iii) a decrease of $0.4 million for business transferred to our Wholesale Brokerage Division, and (iv) a net decrease of $21.2 million primarily attributable to net lost business. The Retail Division’s negative growth rate for core organic commissions and fees revenue was (3.9)% for 2011, and resulted primarily from lower property insurance rates and reduced insurable exposure units in most areas of the United States. However, as of the end of 2011, there were indications that exposure units’ rates of decline were slowing, and some property insurance rates were beginning to increase slightly.

Income before income taxes for 2011 increased 7.6%, or $9.8 million, over the same period in 2010, to $137.8 million. The increase was mainly due to the profitability of our new acquisitions, and general cost savings that partially offset the decline in core organic commissions and fees. Of the $9.8 million net increase in income before income taxes, $3.7 million resulted from the change in estimated acquisition earn-out payables. Partially offsetting the $21.2 million reduction in core organic commissions and fees were reductions of approximately $9.9 million in compensation expense and $6.3 million in other operating expenses, led by lower rent and insurance costs.

National Programs Division

The National Programs Division provides professional liability and related package products for certain professionals delivered through nationwide networks of independent agents, and markets targeted products and services designated for specific industries, trade groups, public and quasi-public entities and market niches. Like the Retail Division and the Wholesale Brokerage Division, the National Programs Division’s revenues are primarily commission-based.

Financial information relating to our National Programs Division is as follows (in thousands, except percentages):

	2012	Percent Change	2011	Percent Change	2010
REVENUES
Core commissions and fees	$233,261	56.7%	$148,842	(2.3)%	$152,281
Profit-sharing contingent commissions	18,392	22.4%	15,029	(34.4)%	22,894
Guaranteed supplemental commissions	276	(42.6)%	481	(27.5)%	663
Investment income	20	—%	—	(100.0)%	1
Other income, net	994	NMF (1)	75	(64.6)%	212

Total revenues	252,943	53.8%	164,427	(6.6)%	176,051
EXPENSES
Employee compensation and benefits	110,362	63.4%	67,560	—%	67,547
Non-cash stock-based compensation	3,707	177.5%	1,336	74.2%	767
Other operating expenses	44,248	88.4%	23,486	0.6%	23,351
Amortization	13,936	79.4%	7,770	(7.8)%	8,427
Depreciation	4,600	56.6%	2,937	(2.2)%	3,004
Interest	25,674	NMF (1)	1,381	(48.3)%	2,670
Change in estimated acquisition earn-out payables	(1,075)	111.6%	(508)	NMF (1)	21

Total expenses	201,452	93.8%	103,962	(1.7)%	105,787

Income before income taxes	$51,491	(14.8)%	$60,465	(13.9)%	$70,264

Net internal growth rate — core organic commissions and fees	0.8%		(3.0)%		(8.5)%
Employee compensation and benefits ratio	43.6%		41.1%		38.4%
Other operating expenses ratio	17.5%		14.3%		13.3%
Capital expenditures	$9,633		$1,968		$2,377
Total assets at December 31	$1,183,191		$680,251		$624,540

(1)	NMF = Not a meaningful figure

The National Programs Division’s total revenues in 2012 increased $88.5 million to $252.9 million, a 53.8% increase over 2011. Profit-sharing contingent commissions and GSCs in 2012 increased $3.2 million over 2011, due primarily to profit-sharing contingent commissions earned at our Arrowhead operation. Of the $84.4 million net increase in core commissions and fees for National Programs: (i) an increase of approximately $83.3 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in 2011; and (ii) a net increase of $1.1 million was primarily related to net new business. Therefore, the National Programs Division’s internal growth rate for core organic commissions and fees revenue was 0.8% for 2012. Of the $1.1 million of net new business, $2.2 million related to a net increase in commissions and fees revenue at Proctor Financial, Inc., (“Proctor”), which was partially offset by $1.7 million of net lost business in our facultative reinsurance facility, and the remaining $0.6 million of net new business was generated by various other programs.

Income before income taxes for 2012 decreased 14.8%, or $9.0 million, from the same period in 2011, to $51.5 million. This net decrease was due to: (i) a reduction of $5.6 million from the offices that existed in both 2012 and 2011, primarily as a result of reduced profit-sharing contingent commissions and GSCs of $1.3 million and increased compensation expense mainly related to increased staffing levels at Proctor, (ii) loss before income taxes and change in estimated acquisition earn-out payables of ($4.8) million related to new acquisitions that were stand-alone offices (primarily the Arrowhead acquisition), and (iii) a $1.4 million income credit generated from the change in estimated acquisition earn-out payables. Income before income taxes and inter-company interest expense related to new acquisitions that were stand-alone offices (primarily the Arrowhead acquisition) that had no comparable earnings in the same period of 2011 was approximately $21.7 million for 2012; however those earnings were offset by $25.0 million of inter-company interest expense allocation.

The National Programs Division’s total revenues in 2011 decreased $11.6 million, or 6.6% to $164.4 million from 2010. Profit-sharing contingent commissions and GSCs in 2011 decreased $8.0 million from 2010, of which $2.9 million related to our condominium program at Florida Intracoastal Underwriters, Limited Company (“FIU”), and $4.4 million related to Proctor. The decrease in FIU’s profit-sharing contingent commissions in 2011 was principally attributable to fact that in 2010, FIU received a higher amount of profit-sharing contingent commissions because they included a delayed 2009 payment. Proctor’s decreased profit-sharing contingent commissions were the direct result of the lower premiums generated by Proctor in 2010. Of the $3.4 million net decrease in core commissions and fees for National Programs: (i) an increase of approximately $1.1 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2010, and (ii) a net decrease of $4.5 million was primarily related to net lost business. Therefore, the National Programs Division’s negative growth rate for core organic commissions and fees revenue was (3.0)% for 2011. Of the $4.5 million of net lost business, $4.4 million related to Proctor, and was primarily the result of its loss of a large customer, $1.5 million related to our CalSurance® operations and $1.1 million related to FIU, all of which was partially offset by a $1.3 million increase related to our public entity business and a $1.2 million net aggregate increase attributable to the other programs in the Division.

Income before income taxes for 2011 decreased 13.9%, or $9.8 million, from the same period in 2010, to $60.5 million. This decrease was primarily driven by the reductions in profit-sharing contingent commissions. Non-cash stock grant compensation increased $0.6 million due to new SIP grants made in the first quarter of 2011; and other operating expenses increased $0.1 million. Additionally, interest expense of this Division relating to prior acquisitions decreased by $1.3 million, primarily due to the 1.0% annual reduction in the cost of capital interest rate charged against the total purchase price of each of the Division’s prior acquisitions.

Wholesale Brokerage Division

The Wholesale Brokerage Division markets and sells excess and surplus commercial and personal lines insurance and reinsurance, primarily through independent agents and brokers. Like the Retail and National Programs Divisions, the Wholesale Brokerage Division’s revenues are primarily commission-based.

Financial information relating to our Wholesale Brokerage Division is as follows (in thousands, except percentages):

	2012	Percent Change	2011	Percent Change	2010
REVENUES
Core commissions and fees	$168,182	7.4%	$156,664	3.5%	$151,331
Profit-sharing contingent commissions	12,448	(7.3)%	13,433	(18.9)%	16,564
Guaranteed supplemental commissions	2,192	(10.5)%	2,450	8.6%	2,255
Investment income	22	(35.3)%	34	17.2%	29
Other income, net	721	(54.3)%	1,577	(3.5)%	1,634

Total revenues	183,565	5.4%	174,158	1.4%	171,813
EXPENSES
Employee compensation and benefits	87,293	5.2%	82,974	(1.1)%	83,927
Non-cash stock-based compensation	1,328	(10.4)%	1,482	102.7%	731
Other operating expenses	33,486	6.7%	31,379	(3.2)%	32,421
Amortization	11,280	2.2%	11,032	0.4%	10,987
Depreciation	2,718	4.8%	2,594	(5.3)%	2,740
Interest	3,974	(47.0)%	7,495	(33.9)%	11,342
Change in estimated acquisition earn-out payables	131	(81.0)%	691	NMF (1)	(246)

Total expenses	140,210	1.9%	137,647	(3.0)%	141,902

Income before income taxes	$43,355	18.7%	$36,511	22.1%	$29,911

Net internal growth rate — core organic commissions and fees	6.1%		2.4%		(0.6)%
Employee compensation and benefits ratio	47.6%		47.6%		48.8%
Other operating expenses ratio	18.2%		18.0%		18.9%
Capital expenditures	$3,383		$2,658		$1,893
Total assets at December 31	$837,364		$712,212		$673,927

(1)	NMF = Not a meaningful figure

The Wholesale Brokerage Division’s total revenues for 2012 increased 5.4%, or $9.4 million, over the same period in 2011, to $183.6 million. Profit-sharing contingent commissions and GSCs for 2012 decreased $1.2 million from the same period of 2011, primarily due to developed losses and increased loss ratios experienced by our insurance carrier partners. Of the $11.5 million net increase in core commissions and fees revenue: (i) an increase of approximately $3.6 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2011; (ii) a decrease of $1.5 million related to commissions and fees revenue recorded in 2011 from business divested or transferred from the Retail Division during 2012; and (iii) the remaining net increase of $9.4 million primarily related to net new business and continued increases in premium rates on many lines of insurance, but primarily on coastal property. As such, the Wholesale Brokerage Division’s internal growth rate for core organic commissions and fees revenue was 6.1% for 2012.

Income before income taxes for 2012 increased 18.7%, or $6.8 million over the same period in 2011 to $43.4 million, primarily due to a net reduction in the inter-company interest expense allocation of $3.5 million. Additionally, while total revenues increased by $9.4 million, employee compensation and benefits cost increased $4.3 million, and other operating expenses increased by $2.1 million. Employee compensation and benefit expense increased primarily due to higher bonus expense as a result of the Division’s increased profitability, and $1.2 million in new producer salaries. Other operating expenses increased as a result of higher costs for data processing, telephone and inter-company overhead charges.

The Wholesale Brokerage Division’s total revenues in 2011 increased $2.3 million over 2010, of which $5.3 million resulting from an increase in core commissions and fees revenue was partially offset by a $2.9 million reduction in profit-sharing contingent commissions and GSCs. Of the $5.3 million net increase in core commissions and fees revenue: (i) an increase of approximately $1.2 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2010; (ii) a decrease of $0.4 million related to commissions and fees revenue recorded in 2010 for business divested during 2011; and (iii) the remaining net increase of $3.7 million primarily related to net new business. As such, the Wholesale Brokerage Division’s core organic commissions and fees revenue for 2011 was 2.4%. The positive internal growth rate in 2011 compared with the negative growth rate in 2010 reflected the gradual stabilization of coastal property insurance rates and the fact that excess and surplus lines insurance products continued to be competitive with the products of admitted carriers, including the Citizens Property Insurance Corporation in Florida.

Income before income taxes for 2011 increased 22.1%, or $6.6 million, over the same period in 2010, to $36.5 million. Even though total revenues increased by $2.3 million, total expenses were reduced by $4.3 million. Employee compensation and benefits expense was reduced $1.0 million, primarily due to lower management and staff salaries and lower commissions paid to producers, and other operating expenses were reduced by $1.0 million, primarily in the areas of office rents, postage, and insurance costs. Additionally, interest expenses of the Wholesale Brokerage Division related to prior acquisitions decreased by $3.8 million, primarily due to the 1.0% annual reduction in the cost of capital interest rate charged against the total purchase price of each of the Division’s prior acquisitions.

Services Division

The Services Division provides insurance-related services, including third-party claims administration (“TPA”) and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside services, Social Security disability and Medicare benefits advocacy services, and, effective in December 2011, catastrophe claims adjusting services.

Unlike our other segments, nearly all of the Services Division’s 2012 commissions and fees revenue was generated from fees, which are not significantly affected by fluctuations in general insurance premiums.

Financial information relating to our Services Division is as follows (in thousands, except percentages):

	2012	Percent Change	2011	Percent Change	2010
REVENUES
Core commissions and fees	$116,247	79.2%	$64,875	40.0%	$46,336
Profit-sharing contingent commissions	—	—%	—	—%	—
Guaranteed supplemental commissions	—	—%	—	—%	—
Investment income	1	(99.2)%	128	753.3%	15
Other income, net	488	(49.6)%	969	909.4%	96

Total revenues	116,736	76.9%	65,972	42.0%	46,447
EXPENSES
Employee compensation and benefits	59,235	71.7%	34,494	30.4%	26,443
Non-cash stock-based compensation	597	171.4%	220	152.9%	87
Other operating expenses	26,180	125.2%	11,626	50.3%	7,734
Amortization	3,680	44.8%	2,541	101.0%	1,264
Depreciation	1,278	116.6%	590	67.6%	352
Interest	8,602	49.7%	5,746	121.7%	2,592
Change in estimated acquisition earn-out payables	394	(87.0)%	3,026	973.0%	282

Total expenses	99,966	71.6%	58,243	50.3%	38,754

Income before income taxes	$16,770	117.0%	$7,729	0.5%	$7,693

Net internal growth rate — core organic commissions and fees	8.6%		1.3%		(0.2)%
Employee compensation and benefits ratio	50.7%		52.3%		56.9%
Other operating expenses ratio	22.4%		17.6%		16.7%
Capital expenditures	$2,519		$689		$419
Total assets at December 31	$238,430		$166,060		$145,321

The Services Division’s total revenues for 2012 increased 76.9%, or $50.8 million, over the same period in 2011, to $116.7 million. Of the $51.4 million net increase in core commissions and fees revenue: (i) an increase of approximately $45.8 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2011; and (ii) the remaining net increase of $5.6 million primarily related to net new business. As such, the Services Division’s internal growth rate for core organic commissions and fees revenue was 8.6% for 2012.

Income before income taxes in 2012 increased $9.0 million over 2011. This net increase was due to: (i) a net increase of $1.2 million from the offices that existed in both 2012 and 2011, excluding the impact of the change in estimated acquisition earn-out payables, (ii) income before income taxes and change in estimated acquisition earn-out payables of $5.2 million related to new acquisitions that were stand-alone offices, and (iii) a $2.6 million income credit generated from the change in estimated acquisition earn-out payables. Income before income taxes, and inter-company interest expense and change in estimated acquisition earn-out payables, related to new acquisitions that were stand-alone offices that had no comparable earnings in the same period of 2011 totaled approximately $8.8 million for 2012; however, those earnings were partially offset by $3.6 million of inter-company interest expense allocation.

The Services Division’s total revenues in 2011 increased $19.5 million over 2010, almost exclusively due to acquired revenues attributable to our new Social Security disability and Medicare benefits advocacy services. The net increase in the Division’s core organic commissions and fees in this period was primarily due to our Medicare Secondary Payer statute (“MSP”) compliance-related services.

Income before income taxes in 2011 increased less than $0.1 million over 2010. Even though the operations acquired in 2011 added substantially to income before income taxes, it was substantially offset by $3.2 million of inter-company interest charged against the total purchase price of the Division’s acquisitions and a $2.7 million charge for the change in estimated acquisition earn-out payables.

Other

As discussed in Note 15 of the Notes to Consolidated Financial Statements, the “Other” column in the Segment Information table includes all income and expenses not allocated to reportable segments, as well as corporate-related items, including the inter-company interest expense charges to reporting segments.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents of $219.8 million at December 31, 2012 reflected a decrease of $66.5 million from the $286.3 million balance at December 31, 2011. During 2012, $220.3 million of cash was provided from operating activities. Also during this period, $425.1 million of cash was used for acquisitions, $24.0 million was used for additions to fixed assets, $200.0 million was provided from proceeds received on new long-term debt, and $49.5 million was used for payment of dividends.

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

On January 9, 2012, we completed the acquisition of Arrowhead for a total cash purchase price of $395.0 million, subject to certain adjustments and potential earn-out payments of up to $5 million in the aggregate following the third anniversary of the acquisition’s closing date. We financed the acquisition through various modified and new credit facilities.

Our ratio of current assets to current liabilities (the “current ratio”) was 1.34 and 1.47 at December 31, 2012 and 2011, respectively.

Contractual Cash Obligations

As of December 31, 2012, our contractual cash obligations were as follows:

(in thousands)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$450,093	$93	$125,000	$225,000	$100,000
Other liabilities	46,945	24,455	14,147	5,863	2,480
Operating leases	133,878	30,645	48,602	31,331	23,300
Interest obligations	53,425	15,835	21,517	12,885	3,188
Unrecognized tax benefits	294	—	294	—	—
Maximum future acquisition contingency payments	146,858	30,833	116,025	—	—

Total contractual cash obligations	$831,493	$101,861	$325,585	$275,079	$128,968

Debt

In July 2004, we completed a private placement of $200.0 million of unsecured senior notes (the “Notes”). The $200.0 million is divided into two series: (1) Series A, which closed on September 15, 2004, for $100.0 million was due in 2011 and bore interest at 5.57% per year; and (2) Series B, which closed on July 15, 2004, for $100.0 million due in 2014 and bearing interest at 6.08% per year. We have used the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. On September 15, 2011, the $100.0 million of Series A Notes were redeemed on their normal maturity date. As of December 31, 2012 and 2011, there was an outstanding balance on the Notes of $100.0 million.

On December 22, 2006, we entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). On September 30, 2009, we and the Purchaser amended the Master Agreement to extend the term of the agreement until August 20, 2012. The Purchaser also purchased Notes issued by us in 2004. The Master Agreement provided for a $200.0 million private uncommitted “shelf” facility for the issuance of senior unsecured notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten years, as the parties may determine. The Master Agreement includes various covenants, limitations and events of default similar to the Notes issued in 2004. The initial issuance of notes under the Master Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.66% per year. On February 1, 2008, $25.0 million in Series D Senior Notes due January 15, 2015, with a fixed interest rate of 5.37% per year, were issued. On September 15, 2011, pursuant to a Confirmation of Acceptance dated January 21, 2011 (the “Confirmation”), in connection with the Master Agreement, $100.0 million in Series E Senior Notes due September 15, 2018, with a fixed interest rate of 4.50% per year, were issued. The Series E Senior Notes were issued for the sole purpose of retiring the Series A Senior Notes. As of December 31, 2012, and December 31, 2011, there was an outstanding debt balance issued under the provisions of the Master Agreement of $150.0 million. The Master Agreement expired on September 30, 2012 and was not extended.

On October 12, 2012, we entered into a Master Note Facility Agreement (the “New Master Agreement”) with another national insurance company (the “New Purchaser”). The New Purchaser also purchased Notes issued by us in 2004. The New Master Agreement provides for a $125.0 million private uncommitted “shelf” facility for the issuance of unsecured senior notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten years, as the parties may determine. The New Master Agreement includes various covenants, limitations and events of default similar to the Master Agreement.

On June 12, 2008, we entered into an Amended and Restated Revolving Loan Agreement dated as of June 3, 2008 (the “Prior Loan Agreement”), with a national banking institution, amending and restating the Revolving Loan Agreement dated September 29, 2003, as amended (the “Revolving Agreement”), to increase the lending commitment to $50.0 million (subject to potential increases up to $100.0 million) and to extend the maturity date from December 20, 2011, to June 3, 2013. The Revolving Agreement initially provided for a revolving credit facility in the maximum principal amount of $75.0 million. After a series of amendments that provided covenant exceptions for the notes issued or to be issued under the Master Agreement and relaxed or deleted certain other covenants, the maximum principal amount was reduced to $20.0 million. At December 31, 2012 and December 31, 2011, there were no borrowings against this facility.

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

The maturity date for the JPM Bridge Facility was February 3, 2012, at which time all outstanding principal and unpaid interest would have been due. On January 26, 2012, we entered into a term loan agreement (the “JPM Agreement”) with JPMorgan that provided for a $100.0 million term loan (the “JPM Term Loan”). The JPM Term Loan was fully funded on January 26, 2012, and provided the financing to fully repay (1) the JPM Bridge Facility and (2) the SunTrust Revolver. As a result of the January 26, 2012 financing and repayments, the JPM Bridge Facility was terminated and the SunTrust Revolver’s amount outstanding was reduced to zero.

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

The 30-day LIBOR and Adjusted LIBOR Rate as of December 31, 2012 were 0.23% and 0.25%, respectively.

The Notes, the Master Agreement, the SunTrust Agreement and the JPM Agreement all require that we maintain certain financial ratios and comply with certain other covenants. We were in compliance with all such covenants as of December 31, 2012 and 2011.

Neither we nor our subsidiaries has ever incurred off-balance sheet obligations through the use of, or investment in, off-balance sheet derivative financial instruments or structured finance or special purpose entities organized as corporations, partnerships or limited liability companies or trusts.

We believe that our existing cash, cash equivalents, short-term investment portfolio and funds generated from operations, together with our Master Agreement and the SunTrust Agreement and the JPM Agreement described above, will be sufficient to satisfy our normal liquidity needs through at least the end of 2013. Additionally, we believe that funds generated from future operations will be sufficient to satisfy our normal liquidity needs, including the required annual principal payments on our long-term debt.

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

Our invested assets are held as cash and cash equivalents, restricted cash and investments, available-for-sale equity securities, equity securities and certificates of deposit. These investments are subject to interest rate risk and equity price risk. The fair values of our cash and cash equivalents, restricted cash and investments, and certificates of deposit at December 31, 2012 and 2011 approximated their respective carrying values due to their short-term duration and, therefore, such market risk is not considered to be material.

We do not actively invest or trade in equity securities. In addition, we generally dispose of equity securities received in conjunction with an acquisition shortly after the acquisition date.

ITEM 8.	Financial Statements and Supplementary Data.

BROWN & BROWN, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in thousands, except per share data)	2012	2011	2010
REVENUES
Commissions and fees	$1,189,081	$1,005,962	$966,917
Investment income	797	1,267	1,326
Other income, net	10,154	6,313	5,249

Total revenues	1,200,032	1,013,542	973,492

EXPENSES
Employee compensation and benefits	608,506	508,675	487,820
Non-cash stock-based compensation	15,865	11,194	6,845
Other operating expenses	174,389	144,079	135,851
Amortization	63,573	54,755	51,442
Depreciation	15,373	12,392	12,639
Interest	16,097	14,132	14,471
Change in estimated acquisition earn-out payables	1,418	(2,206)	(1,674)

Total expenses	895,221	743,021	707,394

Income before income taxes	304,811	270,521	266,098
Income taxes	120,766	106,526	104,346

Net income	$184,045	$163,995	$161,752

Net income per share:
Basic	$1.28	$1.15	$1.14

Diluted	$1.26	$1.13	$1.12

Weighted average number of shares outstanding:
Basic	139,364	138,582	137,924

Diluted	142,010	140,264	139,318

Dividends declared per share	$0.3450	$0.3250	$0.3125

See accompanying notes to consolidated financial statements.

BROWN & BROWN, INC.

CONSOLIDATED BALANCE SHEETS

	At December 31,
(in thousands, except per share data)	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$219,821	$286,305
Restricted cash and investments	164,564	130,535
Short-term investments	8,183	7,627
Premiums, commissions and fees receivable	302,725	240,257
Deferred income taxes	24,408	19,863
Other current assets	39,811	23,540

Total current assets	759,512	708,127
Fixed assets, net	74,337	61,360
Goodwill	1,711,514	1,323,469
Amortizable intangible assets, net	566,538	496,182
Other assets	16,157	17,873

Total assets	$3,128,058	$2,607,011

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Premiums payable to insurance companies	$406,704	$327,096
Premium deposits and credits due customers	32,867	30,048
Accounts payable	48,524	22,384
Accrued expenses and other liabilities	79,593	100,865
Current portion of long-term debt	93	1,227

Total current liabilities	567,781	481,620
Long-term debt	450,000	250,033
Deferred income taxes, net	237,630	178,052
Other liabilities	65,314	53,343
Commitments and contingencies (Note 13)
Shareholders’ Equity:
Common stock, par value $0.10 per share; authorized 280,000 shares; issued and outstanding 143,878 at 2012 and 143,352 at 2011	14,388	14,335
Additional paid-in capital	335,872	307,059
Retained earnings	1,457,073	1,322,562
Accumulated other comprehensive income, net of related income tax effect of $0 at 2012 and $4 at 2011	—	7

Total shareholders’ equity	1,807,333	1,643,963

Total liabilities and shareholders’ equity	$3,128,058	$2,607,011

See accompanying notes to consolidated financial statements.

BROWN & BROWN, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
(in thousands, except per share data)	Shares Outstanding	Par Value
Balance at January 1, 2010	142,076	$14,208	$267,856	$1,087,805	$5	$1,369,874

Net income				161,752		161,752
Net unrealized holding loss on available-for-sale securities					2	2

Comprehensive income						161,754
Common stock issued for employee stock benefit plans	705	70	7,495			7,565
Income tax benefit from exercise of stock benefit plans			11,391			11,391
Common stock issued to directors	14	1	255			256
Cash dividends paid ($0.3125 per share)				(44,496)		(44,496)

Balance at December 31, 2010	142,795	$14,279	$286,997	$1,205,061	$7	$1,506,344

Net income and comprehensive income				163,995		163,995
Common stock issued for employee stock benefit plans	545	55	18,859			18,914
Income tax benefit from exercise of stock benefit plans			916			916
Common stock issued to directors	12	1	287			288
Cash dividends paid ($0.3250 per share)				(46,494)		(46,494)

Balance at December 31, 2011	143,352	$14,335	$307,059	$1,322,562	$7	$1,643,963

Net income				184,045		184,045
Net unrealized holding gain on available-for-sale securities					(7)	(7)

Comprehensive income						184,038
Common stock issued for employee stock benefit plans	501	50	19,549			19,599
Income tax benefit from exercise of stock benefit plans			8,659			8,659
Common stock issued to directors	25	3	605			608
Cash dividends paid ($0.3450 per share)				(49,534)		(49,534)

Balance at December 31, 2012	143,878	$14,388	$335,872	$1,457,073	$—	$1,807,333

See accompanying notes to consolidated financial statements.

BROWN & BROWN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2012	2011	2010
Cash flows from operating activities:
Net income	$184,045	$163,995	$161,752
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	63,573	54,755	51,442
Depreciation	15,373	12,392	12,639
Non-cash stock-based compensation	15,865	11,194	6,845
Change in estimated acquisition earn-out payables	1,418	(2,206)	(1,674)
Deferred income taxes	32,723	30,328	22,587
Income tax benefit from exercise of shares from the stock benefit plans	(8,659)	(916)	(11,391)
Net gain on sales of investments, fixed assets and customer accounts	(4,105)	(1,890)	(1,474)
Payments on acquisition earn-outs in excess of original estimated payables	(4,086)	(1,369)	—
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Restricted cash and investments (increase) decrease	(34,029)	(6,941)	31,663
Premiums, commissions and fees receivable (increase)	(11,312)	(20,570)	(2,555)
Other assets decrease (increase)	2,145	(7,322)	14,529
Premiums payable to insurance companies (decrease) increase	(4,651)	9,447	436
Premium deposits and credits due customers increase (decrease)	2,506	1,277	(9,673)
Accounts payable increase (decrease)	36,505	(2,807)	28,246
Accrued expenses and other liabilities (decrease) increase	(43,059)	3,975	(2,087)
Other liabilities (decrease)	(23,937)	(5,811)	(5,233)

Net cash provided by operating activities	220,315	237,531	296,052
Cash flows from investing activities:
Additions to fixed assets	(24,028)	(13,608)	(10,454)
Payments for businesses acquired, net of cash acquired	(425,054)	(166,055)	(157,637)
Proceeds from sales of fixed assets and customer accounts	14,095	3,686	1,558
Purchases of investments	(11,167)	(12,698)	(9,285)
Proceeds from sales of investments	10,654	12,950	9,327

Net cash used in investing activities	(435,500)	(175,725)	(166,491)
Cash flows from financing activities:
Payments on acquisition earn-outs	(13,539)	(8,843)	(2,136)
Proceeds from long-term debt	200,000	100,000	—
Payments on long-term debt	(1,227)	(102,072)	(19,425)
Borrowings on revolving credit facilities	100,000	—	—
Payments on revolving credit facilities	(100,000)	—	—
Income tax benefit from exercise of shares from the stock benefit plans	8,659	916	11,391
Issuances of common stock for employee stock benefit plans	13,305	8,667	11,119
Repurchase of stock benefit plan shares for employee to fund tax withholdings	(8,963)	(659)	(10,143)
Cash dividends paid	(49,534)	(46,494)	(44,496)

Net cash provided by (used in) financing activities	148,701	(48,485)	(53,690)

Net (decrease) increase in cash and cash equivalents	(66,484)	13,321	75,871
Cash and cash equivalents at beginning of year	286,305	272,984	197,113

Cash and cash equivalents at end of year	$219,821	$286,305	$272,984

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE 1 Summary of Significant Accounting Policies

Nature of Operations

Brown & Brown, Inc., a Florida corporation, and its subsidiaries (collectively, “Brown & Brown” or the “Company”) is a diversified insurance agency, wholesale brokerage, insurance programs and services organization that markets and sells to its customers insurance products and services, primarily in the property and casualty area. Brown & Brown’s business is divided into four reportable segments: the Retail Division, which provides a broad range of insurance products and services to commercial, public entity, professional and individual customers; the Wholesale Brokerage Division, which markets and sells excess and surplus commercial insurance and reinsurance, primarily through independent agents and brokers; the National Programs Division, which provides professional liability and related package products for certain professionals delivered through nationwide networks of independent agents, and markets targeted products and services designated for specific industries, trade groups, governmental entities and market niches; and the Services Division, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside services, Social Security disability and Medicare benefits advocacy services, and catastrophe claims adjusting services.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of Brown & Brown, Inc. and its subsidiaries. All significant intercompany account balances and transactions have been eliminated in the Consolidated Financial Statements.

Reclassification

Effective January 1, 2012, certain offices were reclassified from the National Programs Division to the Wholesale Brokerage Division, and as such, certain prior-year amounts have been reclassified to conform to the current year presentation.

Revenue Recognition

Commission revenues are recognized as of the effective date of the insurance policy or the date on which the policy premium is billed to the customer, whichever is later. Commission revenues related to installment billings at the Company’s subsidiary, Arrowhead General Insurance Agency, Inc. (“Arrowhead”), are recorded on the later of the effective date of the policy or the first installment billing. At those dates, the earnings process has been completed, and Brown & Brown can reliably estimate the impact of policy cancellations for refunds and establish reserves accordingly. The reserve for policy cancellations is based upon historical cancellation experience adjusted for known circumstances. The policy cancellation reserve was $7,174,000 and $6,396,000 at December 31, 2012 and 2011, respectively, and it is periodically evaluated and adjusted as necessary. Subsequent commission adjustments are recognized upon receipt of notification from the insurance companies. Commission revenues are reported net of commissions paid to sub-brokers or co-brokers. Profit-sharing contingent commissions from insurance companies are recognized when determinable, which is when such commissions, or official notification of the amount of such commissions is received. Fee income is recognized as services are rendered.

Use of Estimates

The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosures of contingent assets and liabilities, at the date of the Consolidated Financial Statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

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

Fixed Assets

Fixed assets, including leasehold improvements, are carried at cost, less accumulated depreciation and amortization. Expenditures for improvements are capitalized, and expenditures for maintenance and repairs are expensed to operations as incurred. Upon sale or retirement, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss, if any, is reflected in other income. Depreciation has been determined using the straight-line method over the estimated useful lives of the related assets, which range from three to 15 years. Leasehold improvements are amortized on the straight-line method over the shorter of the useful life of the improvement or the term of the related lease.

Goodwill and Amortizable Intangible Assets

The excess of the purchase price of an acquisition over the fair value of the identifiable tangible and amortizable intangible assets is assigned to goodwill. While goodwill is not amortizable, it is subject to assessment at least annually, and more frequently in the presence of certain circumstances, for impairment by application of a fair value-based test. The Company compares the fair value of each reporting unit with its carrying amount to determine if there is potential impairment of goodwill. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. Fair value is estimated based on multiples of earnings before interest, income taxes, depreciation, amortization and change in estimated acquisition earn-out payables (“EBITDAC”). Brown & Brown completed its most recent annual assessment as of November 30, 2012 and determined that the fair value of goodwill exceeded the carrying value of such assets. In addition, as of December 31, 2012, there are no accumulated impairment losses.

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

The carrying value of amortizable intangible assets attributable to each business or asset group comprising Brown & Brown is periodically reviewed by management to determine if there are events or changes in circumstances that would indicate that its carrying amount may not be recoverable. Accordingly, if there are any such changes in circumstances during the year, Brown & Brown assesses the carrying value of its amortizable intangible assets by considering the estimated future undiscounted cash flows generated by the corresponding business or asset group. Any impairment identified through this assessment may require that the carrying value of related amortizable intangible assets be adjusted; however, no impairments were recorded for the years ended December 31, 2012, 2011 and 2010.

Income Taxes

Brown & Brown records income tax expense using the asset-and-liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying values and the income tax bases of Brown & Brown’s assets and liabilities.

Brown & Brown files a consolidated federal income tax return and has elected to file consolidated returns in certain states. Deferred income taxes are provided for in the Consolidated Financial Statements and relate principally to expenses charged to income for financial reporting purposes in one period and deducted for income tax purposes in other periods.

Net Income Per Share

Effective in 2009, the Company adopted new Financial Accounting Standards Board (“FASB”) authoritative guidance that states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share (“EPS”) pursuant to the two-class method. The two-class method determines EPS for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. Performance stock shares granted to employees under the Company’s Performance Stock Plan and under the Company’s Stock Incentive Plan are considered participating securities as they receive non-forfeitable dividend equivalents at the same rate as common stock.

Basic EPS is computed based on the weighted average number of common shares (including participating securities) issued and outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares issued and outstanding plus equivalent shares, assuming the exercise of stock options. The dilutive effect of stock options is computed by application of the treasury-stock method. For the year ended December 31, 2010, the impact of outstanding options to purchase 12,000 shares of common stock was anti-dilutive; these shares were excluded from the calculation of diluted net income per share. The following is a reconciliation between basic and diluted weighted average shares outstanding for the years ended December 31:

(in thousands, except per share data)	2012	2011	2010
Net income	$184,045	$163,995	$161,752
Net income attributable to unvested awarded performance stock	(5,313)	(5,099)	(5,097)

Net income attributable to common shares	$178,732	$158,896	$156,655

Weighted average basic number of common shares outstanding	143,507	143,029	142,412
Less unvested awarded performance stock included in weighted average basic share outstanding	(4,143)	(4,447)	(4,488)

Weighted average number of common shares outstanding for basic earnings per common share	139,364	138,582	137,924
Dilutive effect of stock options	2,646	1,682	1,394

Weighted average number of shares outstanding	142,010	140,264	139,318

Net income per share:
Basic	$1.28	$1.15	$1.14

Diluted	$1.26	$1.13	$1.12

Fair Value of Financial Instruments

The carrying amounts of Brown & Brown’s financial assets and liabilities, including cash and cash equivalents, restricted cash and investments, investments, premiums, commissions and fees receivable, premiums payable to insurance companies, premium deposits and credits due customers and accounts payable, at December 31, 2012 and 2011, approximate fair value because of the short-term maturity of these instruments. The carrying amount of Brown & Brown’s long-term debt approximates fair value at December 31, 2012 and 2011 because the related coupon rate approximates the current market rate.

Stock-Based Compensation

The Company grants stock options and non-vested stock awards to its employees, officers and directors. The Company uses the modified-prospective method to account for share-based payments. Under the modified-prospective method, compensation cost is recognized for all share-based payments granted on or after January 1, 2006 and for all awards granted to employees prior to January 1, 2006 that remained unvested on that date. The Company uses the alternative-transition method to account for the income tax effects of payments made related to stock-based compensation.

The Company uses the Black-Scholes valuation model for valuing all stock options and shares purchased under the Employee Stock Purchase Plan (the “ESPP”). Compensation for non-vested stock awards is measured at fair value on the grant date based upon the number of shares expected to vest. Compensation cost for all awards is recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period.

Recent Accounting Pronouncements

Goodwill Impairment — In September 2011, the FASB issued authoritative guidance which simplifies goodwill impairment testing by allowing an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. An entity is no longer required to determine the fair value of a reporting unit unless it is more likely than not that the fair value is less than carrying value. The guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have any material impact on the Company’s Consolidated Financial Statements.

NOTE 2 Business Combinations

Acquisitions in 2012

During 2012, Brown & Brown acquired the assets and assumed certain liabilities of 19 insurance intermediaries, all of the stock of one insurance intermediary and a book of business (customer accounts). The aggregate purchase price of these acquisitions was $667,586,000, including $483,933,000 of cash payments, the issuance of notes payable of $59,000, the issuance of $25,439,000 in other payables, the assumption of $136,676,000 of liabilities and $21,479,000 of recorded earn-out payables. The ‘other payables’ amount includes $22,061,000 that the Company is obligated to pay all shareholders of Arrowhead on a pro rata basis for certain pre-merger corporate tax refunds and certain estimated potential future income tax credits that were created by net operating loss carryforwards originating from transaction-related tax benefit items. All of these acquisitions were acquired primarily to expand Brown & Brown’s core businesses and to attract high-quality personnel. Acquisition purchase prices are typically based on a multiple of average annual operating profit earned over a one—to three-year period within a minimum and maximum price range. The recorded purchase price for all acquisitions consummated after January 1, 2009 included an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations will be recorded in the consolidated statement of income when incurred.

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

Based on the acquisition date and the complexity of the underlying valuation work, certain amounts included in the Company’s Condensed Consolidated Financial Statements may be provisional and thus subject to further adjustments within the permitted measurement period, as defined in Accounting Standards Codification (“ASC”) Topic 805—Business Combinations. However, the Company does not expect any adjustments to such allocations to be material to the Company’s Condensed Consolidated Financial Statements. The acquisitions made in 2012 have been accounted for as business combinations and are as follows:

(in thousands)

Name	Business Segment	2012 Date of Acquisition	Cash Paid	Note Payable	Other Payable	Recorded Earn-out Payable	Net Assets Acquired	Maximum Potential Earn-out Payable
Arrowhead General Insurance Agency Superholding Corporation	National Programs; Services	January 9	$396,952	$—	$22,061	$3,290	$422,303	$5,000
Insurcorp & GGM Investments LLC (d/b/a Maalouf Benefit Resources)	Retail	May 1	15,500	—	900	4,944	21,344	17,000
Richard W. Endlar Insurance Agency, Inc.	Retail	May 1	10,825	—	—	2,598	13,423	5,500
Texas Security General Insurance Agency, Inc.	Wholesale Brokerage	September 1	14,506	—	2,182	2,124	18,812	7,200
Behnke & Associates, Inc.	Retail	December 1	9,213	—	—	1,126	10,339	3,321
Rowlands & Barranca Agency, Inc	Retail	December 1	8,745	—	—	2,401	11,146	4,000
Other	Various	Various	28,192	59	296	4,996	33,543	14,149

Total			$483,933	$59	$25,439	$21,479	$530,910	$56,170

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition:

(in thousands)	Arrowhead	Insurcorp	Endlar	Texas Security	Behnke	Rowlands	Other	Total
Cash	$61,786	$—	$—	$—	$—	$—	$—	$61,786
Other current assets	69,051	180	305	1,866	—	—	422	71,824
Fixed assets	4,629	25	25	45	25	30	158	4,937
Goodwill	321,128	14,745	8,044	10,845	6,430	8,363	21,085	390,640
Purchased customer accounts	99,675	6,490	5,230	6,229	3,843	3,367	13,112	137,946
Non-compete agreements	100	22	11	14	41	21	243	452
Other assets	1	—	—	—	—	—	—	1

Total assets acquired	556,370	21,462	13,615	18,999	10,339	11,781	35,020	667,586
Other current liabilities	(107,579)	(118)	(192)	(187)	—	(635)	(1,477)	(110,188)
Deferred income taxes, net	(26,488)	—	—	—	—	—	—	(26,488)

Total liabilities assumed	(134,067)	(118)	(192)	(187)	—	(635)	(1,477)	(136,676)

Net assets acquired	$422,303	$21,344	$13,423	$18,812	$10,339	$11,146	$33,543	$530,910

The weighted average useful lives for the acquired amortizable intangible assets are as follows: purchased customer accounts, 15.0 years; and non-compete agreements, 5.0 years.

Goodwill of $390,640,000, was allocated to the Retail, National Programs, Wholesale Brokerage and Services Divisions in the amounts of $57,856,000, $289,378,000, $11,656,000 and $31,750,000, respectively. Of the total goodwill of $390,640,000, $52,730,000 is currently deductible for income tax purposes and $316,431,000 is non-deductible. The remaining $21,479,000 relates to the recorded earn-out payables and will not be deductible until it is earned and paid.

The results of operations for the acquisitions completed during 2012 have been combined with those of the Company since their respective acquisition dates. The total revenues and income before income taxes from the acquisitions completed through December 31, 2012, included in the Condensed Consolidated Statement of Income for the twelve months ended December 31, 2012, were $129,472,000 and $898,000, respectively. If the acquisitions had occurred as of the beginning of the period, the Company’s results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

(UNAUDITED)	For the Year Ended December 31,
(in thousands, except per share data)	2012	2011
Total revenues	$1,230,408	$1,163,341
Income before income taxes	$315,051	$313,706
Net income	$190,228	$190,174
Net income per share:
Basic	$1.33	$1.33
Diluted	$1.30	$1.31
Weighted average number of shares outstanding:
Basic	139,364	138,582
Diluted	142,010	140,264

Acquisitions in 2011

During 2011, Brown & Brown acquired the assets and assumed certain liabilities of 37 insurance intermediaries, all of the stock of one insurance intermediary and several books of business (customer accounts). The aggregate purchase price of these acquisitions was $214,822,000, including $167,444,000 of cash payments, the issuance of $1,194,000 in notes payable, the assumption of $15,659,000 of liabilities and $30,525,000 of recorded earn-out payables. All of these acquisitions were acquired primarily to expand Brown & Brown’s core businesses and to attract high-quality personnel. Acquisition purchase prices are typically based on a multiple of average annual operating profit earned over a one-to three-year period within a minimum and maximum price range. The recorded purchase price for all acquisitions consummated after January 1, 2009 included an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations will be recorded in the consolidated statement of income when incurred.

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

The acquisitions made in 2011 have been accounted for as business combinations and are as follows:

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

The weighted average useful lives for the above acquired amortizable intangible assets are as follows: purchased customer accounts, 15.0 years; noncompete agreements, 5.0 years.

Goodwill of $128,344,000, was assigned to the Retail, National Programs and Services Divisions in the amounts of $108,420,000, $11,853,000 and $8,071,000, respectively. Of the total goodwill of $128,344,000, $84,105,000 is currently deductible for income tax purposes and $13,714,000 is non-deductible. The remaining $30,525,000 relates to the recorded acquisition earn-out payables and will not be deductible until it is earned and paid.

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

Acquisitions in 2010

During 2010, Brown & Brown acquired the assets and assumed certain liabilities of 33 insurance intermediaries and several books of business (customer accounts). The aggregate purchase price of these acquisitions was $186,783,000, including $158,636,000 of cash payments, the issuance of $759,000 in notes payable, the assumption of $2,298,000 of liabilities and $25,090,000 of recorded earn-out payables. All of these acquisitions were acquired primarily to expand Brown & Brown’s core businesses and to attract and hire high-quality personnel. Acquisition purchase prices are typically based on a multiple of average annual operating profit earned over a one- to three-year period within a minimum and maximum price range. The recorded purchase price for all acquisitions consummated after January 1, 2009 included an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations will be recorded in the consolidated statement of income when incurred.

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

For acquisitions consummated prior to January 1, 2009, additional consideration paid to sellers as a result of purchase price “earn-out” provisions are recorded as adjustments to intangible assets when the contingencies are settled. The net additional consideration paid by the Company in 2012 as a result of these adjustments totaled $2,907,000, all of which was allocated to goodwill. Of the $2,907,000 net additional consideration paid, $2,907,000 was paid in cash. The net additional consideration paid by the Company in 2011 as a result of these adjustments totaled $4,190,000, all of which was allocated to goodwill. Of the $4,190,000 net additional consideration paid, $3,781,000 was paid in cash and $409,000 was issued as a note payable. The net additional consideration paid by the Company in 2010 as a result of these adjustments totaled $4,037,000, all of which was allocated to goodwill. Of the $4,037,000 net additional consideration paid, $975,000 was paid in cash and $3,062,000 was issued in notes payable.

As of December 31, 2012, the maximum future contingency payments related to all acquisitions totaled $146,858,000, of which all of the $146,858,000 relates to acquisitions consummated subsequent to January 1, 2009.

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

As of December 31, 2012, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3). The resulting additions, payments, and net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the years ended December 31, were as follows:

	For the Year Ended December 31,
(in thousands)	2012	2011	2010
Balance as of the beginning of the period	$47,715	$29,608	$7,354
Additions to estimated acquisition earn-out payables	21,479	30,525	25,090
Payments for estimated acquisition earn-out payables	(17,625)	(10,212)	(1,162)

Subtotal	51,569	49,921	31,282
Net change in earnings from estimated acquisition earn-out payables:
Change in fair value on estimated acquisition earn-out payables	(1,051)	(4,043)	(2,606)
Interest expense accretion	2,469	1,837	932

Net change in earnings from estimated acquisition earn-out payables	1,418	(2,206)	(1,674)

Balance as of December 31	$52,987	$47,715	$29,608

Of the $52,987,000 in estimated acquisition earn-out payables as of December 31, 2012, $10,164,000 was recorded as accounts payable and $42,823,000 was recorded as other non-current liabilities. Of the $47,715,000 in estimated acquisition earn-out payables as of December 31, 2011, $3,654,000 was recorded as accounts payable and $44,061,000 was recorded as other non-current liabilities.

NOTE 3 Goodwill

The changes in the carrying value of goodwill by operating segment for the years ended December 31, are as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Service	Total
Balance as of January 1, 2011	$716,626	$140,238	$269,723	$68,240	$1,194,827
Goodwill of acquired businesses	112,610	9,564	2,289	8,071	132,534
Goodwill transferred	(1,771)	—	1,771	—	—
Goodwill disposed of relating to sales of businesses	(3,892)	—	—	—	(3,892)

Balance as of December 31, 2011	823,573	149,802	273,783	76,311	1,323,469
Goodwill of acquired businesses	58,148	289,378	14,271	31,750	393,547
Goodwill disposed of relating to sales of businesses	(5,502)	—	—	—	(5,502)

Balance as of December 31, 2012	$876,219	$439,180	$288,054	$108,061	$1,711,514

NOTE 4 Amortizable Intangible Assets

Amortizable intangible assets at December 31 consisted of the following:

	2012				2011
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (years)
Purchased customer accounts	$1,005,031	$(439,623)	$565,408	14.9	$876,552	$(381,615)	$494,937	14.9
Non-compete agreements	25,320	(24,190)	1,130	7.2	25,291	(24,046)	1,245	7.2

Total	$1,030,351	$(463,813)	$566,538		$901,843	$(405,661)	$496,182

Amortization expense recorded for amortizable intangible assets for the years ended December 31, 2012, 2011 and 2010 was $63,573,000, $54,755,000 and $51,442,000, respectively.

Amortization expense for amortizable intangible assets for the years ending December 31, 2013, 2014, 2015, 2016 and 2017 is estimated to be $64,082,000, $63,020,000, $61,730,000, $57,149,000, and $54,437,000, respectively.

NOTE 5 Investments

Investments, which have been classified as ASC 805 Level 1 securities, at December 31 consisted of the following:

	2012 Carrying Value		2011 Carrying Value
(in thousands)	Current	Non- Current	Current	Non- Current
Available-for-sale equity securities	$—	$—	$36	$—
Certificates of deposit and other securities	8,183	16	7,591	516

Total investments	$8,183	$16	$7,627	$516

The following table summarizes available-for-sale securities at December 31:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities:
2012	$—	$—	$—	$—
2011	$25	$11	$—	$36

The following table summarizes the proceeds and realized gains/(losses) on equity securities and certificates of deposit for the years ended December 31:

(in thousands)	Proceeds	Gross Realized Gains	Gross Realized Losses
2012	$10,654	$13	$—
2011	$12,950	$124	$—
2010	$9,327	$6	$—

NOTE 6 Fixed Assets

Fixed assets at December 31 consisted of the following:

(in thousands)	2012	2011
Furniture, fixtures and equipment	$141,844	$131,436
Leasehold improvements	18,889	17,045
Land, buildings and improvements	3,902	438

Total cost	164,635	148,919
Less accumulated depreciation and amortization	(90,298)	(87,559)

Total	$74,337	$61,360

Depreciation and amortization expense for fixed assets amounted to $15,373,000 in 2012, $12,392,000 in 2011, and $12,639,000 in 2010.

NOTE 7 Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at December 31 consisted of the following:

(in thousands)	2012	2011
Accrued compensation and benefits	$19,943	$16,818
Accrued rent and vendor expenses	16,972	11,554
Accrued bonuses	12,668	47,585
Reserve for policy cancellations	7,174	6,396
Accrued interest	3,295	3,288
Other	19,541	15,224

Total	$79,593	$100,865

NOTE 8 Long-Term Debt

Long-term debt at December 31 consisted of the following:

(in thousands)	2012	2011
Unsecured Senior Notes	$450,000	$250,000
Acquisition notes payable	93	1,260
Revolving credit facility	—	—

Total debt	450,093	251,260
Less current portion	(93)	(1,227)

Long-term debt	$450,000	$250,033

In July 2004, the Company completed a private placement of $200.0 million of unsecured senior notes (the “Notes”). The $200.0 million is divided into two series: (1) Series A, which closed on September 15, 2004, for $100.0 million was due in 2011 and bore interest at 5.57% per year; and (2) Series B, which closed on July 15, 2004, for $100.0 million due in 2014 and bearing interest at 6.08% per year. Brown & Brown has used the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. On September 15, 2011, the $100.0 million of Series A Notes were redeemed on their normal maturity date. As of December 31, 2012 and 2011, there was an outstanding balance on the Notes of $100.0 million.

On December 22, 2006, the Company entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). On September 30, 2009, the Company and the Purchaser amended the Master Agreement to extend the term of the agreement until August 20, 2012. The Purchaser also purchased Notes issued by the Company in 2004. The Master Agreement provides for a $200.0 million private uncommitted “shelf” facility for the issuance of senior unsecured notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten years, as the parties may determine. The Master Agreement includes various covenants, limitations and events of default similar to the Notes issued in 2004. The initial issuance of notes under the Master Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.66% per year. On February 1, 2008, $25.0 million in Series D Senior Notes due January 15, 2015, with a fixed interest rate of 5.37% per year, were issued. On September 15, 2011, pursuant to a Confirmation of Acceptance dated January 21, 2011 (the “Confirmation”), in connection with the Master Agreement, $100.0 million in Series E Senior Notes due September 15, 2018, with a fixed interest rate of 4.50% per year, were issued. The Series E Senior Notes were issued for the sole purpose of retiring the Series A Senior Notes. As of December 31, 2012, and December 31, 2011, there was an outstanding debt balance issued under the provisions of the Master Agreement of $150.0 million. The Master Agreement expired on September 30, 2012 and was not extended.

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

On June 12, 2008, the Company entered into an Amended and Restated Revolving Loan Agreement dated as of June 3, 2008 (the “Prior Loan Agreement”), with a national banking institution, amending and restating the Revolving Loan Agreement dated September 29, 2003, as amended (the “Revolving Agreement”), to increase the lending commitment to $50.0 million (subject to potential increases up to $100.0 million) and to extend the maturity date from December 20, 2011, to June 3, 2013. The Revolving Agreement initially provided for a revolving credit facility in the maximum principal amount of $75.0 million. After a series of amendments that provided covenant exceptions for the notes issued or to be issued under the Master Agreement and relaxed or deleted certain other covenants, the maximum principal amount was reduced to $20.0 million. At December 31, 2012 and December 31, 2011, there were no borrowings against this facility.

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

The maturity date for the JPM Bridge Facility was February 3, 2012, at which time all outstanding principal and unpaid interest would have been due. On January 26, 2012, the Company entered into a term loan agreement (the “JPM Agreement”) with JPMorgan that provided for a $100.0 million term loan (the “JPM Term Loan”). The JPM Term Loan was fully funded on January 26, 2012, and provided the financing to fully repay (1) the JPM Bridge Facility and (2) the SunTrust Revolver. As a result of the January 26, 2012 financing and repayments, the JPM Bridge Facility was terminated and the SunTrust Revolver’s amount outstanding was reduced to zero.

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

The 30-day LIBOR and Adjusted LIBOR Rate as of December 31, 2012 were 0.23% and 0.25%, respectively.

The Notes, the Master Agreement, the SunTrust Agreement and the JPM Agreement all require the Company to maintain certain financial ratios and comply with certain other covenants. The Company was in compliance with all such covenants as of December 31, 2012 and 2011.

Acquisition notes payable represent debt incurred to former owners of certain insurance operations acquired by Brown & Brown. These notes and future contingent payments are payable in monthly, quarterly and annual installments through July 2013.

Interest paid in 2012, 2011 and 2010 was $16,090,000, $15,571,000 and $14,491,000, respectively.

At December 31, 2012, maturities of long-term debt were $93,000 in 2013, $100,000,000 in 2014, $25,000,000 in 2015, $225,000,000 in 2016, $0 in 2017 and $100,000,000 in 2018 and beyond.

NOTE 9 Income Taxes

Significant components of the provision for income taxes for the years ended December 31 are as follows:

(in thousands)	2012	2011	2010
Current:
Federal	$75,522	$65,461	$70,715
State	11,852	10,084	10,236
Foreign	669	638	860

Total current provision	88,043	76,183	81,811

Deferred:
Federal	27,348	27,212	19,890
State	5,375	3,131	2,645

Total deferred provision	32,723	30,343	22,535

Total tax provision	$120,766	$106,526	$104,346

A reconciliation of the differences between the effective tax rate and the federal statutory tax rate for the years ended December 31 is as follows:

	2012	2011	2010
Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	4.3	3.5	3.5
Non-deductible employee stock purchase plan expense	0.3	0.3	0.3
Non-deductible meals and entertainment	0.3	0.3	0.3
Other, net	(0.3)	0.3	0.1

Effective tax rate	39.6%	39.4%	39.2%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the corresponding amounts used for income tax reporting purposes.

Significant components of Brown & Brown’s current deferred tax assets as of December 31 are as follows:

(in thousands)	2012	2011
Current deferred tax assets:
Deferred profit-sharing contingent commissions	$9,490	$11,124
Net operating loss carryforwards	5,786	—
Accruals and reserves	9,132	8,739

Total current deferred tax assets	$24,408	$19,863

Significant components of Brown & Brown’s non-current deferred tax liabilities and assets as of December 31 are as follows:

(in thousands)	2012	2011
Non-current deferred tax liabilities:
Fixed assets	$12,427	$11,400
Net unrealized holding gain of available-for-sale securities	—	4
Prepaid insurance and pension	—	3,123
Intangible assets	245,020	176,459

Total non-current deferred tax liabilities	257,447	190,986

Non-current deferred tax assets:
Deferred compensation	13,576	11,341
Net operating loss carryforwards	6,658	2,071
Valuation allowance for deferred tax assets	(417)	(478)

Total non-current deferred tax assets	19,817	12,934

Net non-current deferred tax liability	$237,630	$178,052

Income taxes paid in 2012, 2011 and 2010 were $80,622,000, $75,403,000, and $69,828,000, respectively.

At December 31, 2012, Brown & Brown had net operating loss carryforwards of $22,687,000 and $84,311,000 for federal and state income tax reporting purposes, respectively, portions of which expire in the years 2013 through 2032. The federal carryforward is derived from insurance operations acquired by Brown & Brown in 2001 and 2012. The majority of the federal net operating loss carryforward resulted from the 2012 acquisition of Arrowhead. The state carryforward amount is derived from the operating results of certain subsidiaries and from the acquisition of Arrowhead.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2012	2011	2010
Unrecognized tax benefits balance at January 1	$806	$656	$635
Gross increases for tax positions of prior years	222	257	229
Gross decreases for tax positions of prior years	(409)	—	—
Settlements	(325)	(107)	(208)

Unrecognized tax benefits balance at December 31	$294	$806	$656

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2012 and 2011, the Company had approximately $ 79,000 and $188,000 of accrued interest and penalties related to uncertain tax positions, respectively.

The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized was $294,000 as of December 31, 2012 and $806,000 as of December 31, 2011. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

As a result of a 2006 Internal Revenue Service (“IRS”) audit, the Company agreed to accrue at each December 31, for tax purposes only, a known amount of profit-sharing contingent commissions represented by the actual amount of profit-sharing contingent commissions received in the first quarter of the related year, with a true-up adjustment to the actual amount received by the end of the following March. Since this method for tax purposes differs from the method used for book purposes, it will result in a current deferred tax asset as of December 31 each year which will reverse by the following March 31 when the related profit-sharing contingent commissions are recognized for financial accounting purposes.

The Company is subject to taxation in the United States and various state jurisdictions. The Company is also subject to taxation in the United Kingdom. In the United States, federal returns for fiscal years 2009 through 2012 remain open and subject to examination by the Internal Revenue Service. The Company files and remits state income taxes in various states where the Company has determined it is required to file state income taxes. The Company’s filings with those states remain open for audit for the fiscal years 2008 through 2012. In the United Kingdom, the Company’s filings remain open for audit for the fiscal years 2008 through 2012. The Company’s 2009 and 2010 federal corporate income tax returns are currently being audited by the Internal Revenue Service. The Company’s 2008 through 2011 State of Colorado and State of Florida income tax returns are currently under audit. The Company is not subject to any other ongoing federal, state or foreign income tax audits.

NOTE 10 Employee Savings Plan

The Company has an Employee Savings Plan (401(k)) in which substantially all employees with more than 30 days of service are eligible to participate. Under this plan, Brown & Brown makes matching contributions, of up to 2.5% of each participant’s annual compensation. Further, the Plan authorizes the Company to make a discretionary profit-sharing contribution each year, which equaled 1.5% of each eligible employee’s compensation in each of the past three years. The Company’s contributions to the plan totaled $14,266,000 in 2012, $11,866,000 in 2011, and $11,376,000 in 2010.

NOTE 11 Stock-Based Compensation

Performance Stock Plan

In 1996, Brown & Brown adopted and the shareholders approved a performance stock plan, under which until the suspension of the plan in 2010, up to 14,400,000 Performance Stock Plan (“PSP”) shares could be granted to key employees contingent on the employees’ future years of service with Brown & Brown and other performance-based criteria established by the Compensation Committee of the Company’s Board of Directors. Before participants may take full title to Performance Stock, two vesting conditions must be met. Of the grants currently outstanding, specified portions will satisfy the first condition for vesting based on 20% incremental increases in the 20-trading-day average stock price of Brown & Brown’s common stock from the price on the business day prior to date of grant. Performance Stock that has satisfied the first vesting condition is considered “awarded shares.” Awarded shares are included as issued and outstanding common stock shares and are included in the calculation of basic and diluted EPS. Dividends are paid on awarded shares and participants may exercise voting privileges on such shares. Awarded shares satisfy the second condition for vesting on the earlier of a participant’s: (i) 15 years of continuous employment with Brown & Brown from the date shares are granted to the participants (or, in the case of the July 2009 grant to Powell Brown, 20 years); (ii) attainment of age 64 (on a prorated basis corresponding to the number of years since the date of grant); or (iii) death or disability. On April 28, 2010, the PSP was suspended and any remaining authorized but unissued shares, as well as any shares forfeited in the future, will be reserved for issuance under the 2010 Stock Incentive Plan (the “SIP”).

At December 31, 2012, 6,750,253 shares had been granted under the PSP at initial stock prices ranging from $4.25 to $25.68. As of December 31, 2012, 1,296,517 shares had not met the first condition for vesting, 2,394,505 shares had met the first condition of vesting and had been awarded, and 3,059,231 shares had satisfied both conditions of vesting and had been distributed to participants.

The Company uses a path-dependent lattice model to estimate the fair value of PSP grants on the grant date.

A summary of PSP activity for the years ended December 31, 2012, 2011 and 2010 is as follows:

	Weighted- Average Grant Date Fair Value	Granted Shares	Awarded Shares	Shares Not Yet Awarded
Outstanding at January 1, 2010	$7.39	7,758,547	4,423,436	3,335,111

Granted	$9.67	384,420	—	384,420
Awarded	$9.49	—	474,113	(474,113)
Vested	$2.02	(1,388,789)	(1,388,789)	—
Forfeited	$7.91	(962,324)	(117,241)	(845,083)

Outstanding at December 31, 2010	$7.32	5,791,854	3,391,519	2,400,335

Granted	$—	—	—	—
Awarded	$9.56	—	447,154	(447,154)
Vested	$6.01	(106,490)	(106,490)	—
Forfeited	$9.48	(753,552)	(386,914)	(366,638)

Outstanding at December 31, 2011	$8.08	4,931,812	3,345,269	1,586,543

Granted	$—	—	—	—
Awarded	$8.09	—	7,743	(7,743)
Vested	$3.29	(877,224)	(877,224)	—
Forfeited	$13.06	(363,566)	(81,283)	(282,283)

Outstanding at December 31, 2012	$8.72	3,691,022	2,394,505	1,296,517

The weighted average grant-date fair value of PSP grants for years ended December 31, 2012, 2011 and 2010 was $ 0.00, $0.00 and $9.67, respectively. The total fair value of PSP grants that vested during each of the years ended December 31, 2012, 2011 and 2010 was $23,034,000, $2,384,000 and $31,965,000, respectively.

Stock Incentive Plan

On April 28, 2010, the shareholders of Brown & Brown, Inc. approved the Stock Incentive Plan (“SIP”) that provides for the granting of stock options, stock and/or stock appreciation rights to employees and directors contingent on criteria established by the Compensation Committee of the Company’s Board of Directors. The principal purpose of the SIP is to attract, incentivize and retain key employees by offering those persons an opportunity to acquire or increase a direct proprietary interest in the Company’s operations and future success. The SIP includes a sub-plan applicable to Decus Insurance Brokers Limited (“Decus”) which, together with its parent company, Decus Holdings (U.K.) Limited, are the Company’s only foreign subsidiaries. The shares of stock reserved for issuance under the SIP are any shares that are authorized for issuance under the PSP and not already subject to grants under the PSP, and that were outstanding as of April 28, 2010, the date of suspension of the PSP, together with PSP shares and SIP shares forfeited after that date. As of April 28, 2010, 6,046,768 shares were available for issuance under the PSP, which were then transferred to the SIP. To date stock grants to employees under the SIP generally vest in four-to-ten years, subject to the achievement of certain performance criteria by grantees, and the achievement of consolidated EPS growth at certain levels by the Company, over three-to-five-year measurement periods.

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

In 2011, 2,375,892 shares were granted under the SIP. Of this total, 24,670 shares were granted to Decus employees under the SIP sub-plan applicable to Decus. As of December 31, 2012, 37,408 of the granted shares had satisfied the first condition of vesting and had been “awarded”, meaning that dividends are paid on awarded shares and participants may exercise voting privileges on such shares.

In 2012, shares totaling 814,545 were granted under the SIP, primarily related to the Arrowhead acquisition. As of December 31, 2012, no shares had met the first condition for vesting. Additionally, non-employee members of the Board of Directors received shares issued pursuant to the SIP as part of their annual compensation. A total of 36,919 SIP shares were issued to these directors in 2011 and 2012, of which 11,682 were issued in January 2011, 12,627 in January 2012, and 12,610 in December 2012. The shares issued in December 2012 were issued at that earlier time rather than in January 2013 pursuant to action of the Board of Directors.

At December 31, 2012, 4,455,517 shares were available for future grants, of which 2,624,873 are reserved for grants with PSP-type vesting conditions.

The Company uses the closing stock price on the day prior to the grant date to determine the fair value of SIP grants and then applies an estimated forfeiture factor to estimate the annual expense. Additionally, the Company uses the path-dependent lattice model to estimate the fair value of grants with PSP-type vesting conditions as of the grant date. SIP shares that satisfied the first vesting condition for PSP-like grants or the established performance criteria are considered awarded shares. Awarded shares are included as issued and outstanding common stock shares and are included in the calculation of basic and diluted EPS.

A summary of SIP activity for the years ended December 31, 2012, 2011 and 2010 is as follows:

	Weighted- Average Grant Date Fair Value	Granted Shares	Awarded Shares	Shares Not Yet Awarded
Outstanding at January 1, 2010	$—	—	—	—

Granted	$12.62	192,245	—	192,245
Awarded	$12.62	—	38,449	(38,449)
Vested	$—	—	—	—
Forfeited	$—	—	—	—

Outstanding at December 31, 2010	$12.62	192,245	38,449	153,796

Granted	$23.94	2,375,892	—	2,375,892
Awarded	$11.41	—	(1,041)	1,041
Vested	$—	—	—	—
Forfeited	$23.94	(90,080)	—	(90,080)

Outstanding at December 31, 2011	$23.06	2,478,057	37,408	2,440,649

Granted	$22.59	814,545	—	814,545
Awarded	$—	—	—	—
Vested	$—	—	—	—
Forfeited	$23.62	(135,291)	—	(135,291)

Outstanding at December 31, 2012	$22.91	3,157,311	37,408	3,119,903

Employee Stock Purchase Plan

The Company has a shareholder-approved Employee Stock Purchase Plan (“ESPP”) with a total of 12,000,000 authorized shares of which 1,734,510 were available for future subscriptions as of December 31, 2012. Employees of the Company who regularly work more than 20 hours per week are eligible to participate in the ESPP. Participants, through payroll deductions, may allot up to 10% of their compensation, to a maximum of $25,000, to purchase Company stock between August 1st of each year and the following July 31st (the “Subscription Period”) at a cost of 85% of the lower of the stock price as of the beginning or end of the Subscription Period.

The Company estimates the fair value of an ESPP share option as of the beginning of the Subscription Period as the sum of: (1) 15% of the quoted market price of the Company’s stock on the day prior to the beginning of the Subscription Period, and (2) 85% of the value of a one-year stock option on the Company stock using the Black-Scholes option-pricing model. The estimated fair value of an ESPP share option as of the Subscription Period beginning in August 2012 was $5.84. The fair values of an ESPP share option as of the Subscription Periods beginning in August 2011 and 2010, were $4.27 and $4.01, respectively.

For the ESPP plan years ended July 31, 2012, 2011 and 2010, the Company issued 562,748, 488,052 and 500,334 shares of common stock, respectively. These shares were issued at an aggregate purchase price of $9,302,000, or $16.53 per share, in 2012, $8,048,000, or $16.49 per share, in 2011, and $8,326,000, or $16.64 per share, in 2010.

For the five months ended December 31, 2012, 2011 and 2010 (portions of the 2012-2013, 2011-2012 and 2010-2011 plan years), 246,164, 230,481, and 206,201 shares of common stock (from authorized but unissued shares), respectively, were subscribed to by ESPP participants for proceeds of approximately $5,278,000, $3,810,000 and $3,400,000, respectively.

Incentive Stock Option Plan

On April 21, 2000, Brown & Brown adopted, and the shareholders approved, a qualified incentive stock option plan (the “ISOP”) that provides for the granting of stock options to certain key employees for up to 4,800,000 shares of common stock. On December 31, 2008, the ISOP expired. The objective of the ISOP was to provide additional performance incentives to grow Brown & Brown’s pre-tax income in excess of 15% annually. The options were granted at the most recent trading day’s closing market price and vest over a one-to-10-year period, with a potential acceleration of the vesting period to three-to-six years based upon achievement of certain performance goals. All of the options expire 10 years after the grant date.

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

A summary of stock option activity for the years ended December 31, 2012, 2011 and 2010 is as follows:

Stock Options	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2010	2,388,684	$17.03	6.1	$21,629

Granted	—	$—
Exercised	(313,514)	$13.13
Forfeited	(200,000)	$18.48
Expired	—	$—

Outstanding at December 31, 2010	1,875,170	$17.53	5.4	$17,147

Granted	—	$—
Exercised	(52,589)	$18.48
Forfeited	(438,044)	$17.28
Expired	—	$—

Outstanding at December 31, 2011	1,384,537	$17.58	4.4	$14,587

Granted	—	$—
Exercised	(645,745)	$16.64
Forfeited	—	$—
Expired	—	$—

Outstanding at December 31, 2012	738,792	$18.39	4.9	$8,891

Ending vested and expected to vest at December 31, 2012	738,792	$18.39	4.9	$8,891
Exercisable at December 31, 2012	162,792	$17.82	4.0	$1,243
Exercisable at December 31, 2011	396,985	$18.16	5.4	$1,774
Exercisable at December 31, 2010	257,040	$17.92	6.0	$1,546

The following table summarizes information about stock options outstanding at December 31, 2012:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$15.78	39,614	0.2	$15.78	39,614	$15.78
$22.06	12,000	2.0	$22.06	—	$22.06
$18.48	687,178	5.2	$18.48	123,178	$18.48

Totals	738,792	4.9	$18.39	162,792	$17.82

The total intrinsic value of options exercised, determined as of the date of exercise, during the years ended December 31, 2012, 2011 and 2010 was $5,780,000, $333,000 and $2,344,000, respectively. The total intrinsic value is calculated as the difference between the exercise price of all underlying awards and the quoted market price of the Company’s stock for all in-the-money stock options at December 31, 2012, 2011 and 2010, respectively.

There are no option shares available for future grant under the ISOP since this plan expired as of December 31, 2008.

Summary of Non-Cash Stock-Based Compensation Expense

The non-cash stock-based compensation expense for the years ended December 31 is as follows:

(in thousands)	2012	2011	2010
Stock Incentive Plan	$9,288	$5,320	$60
Employee Stock Purchase Plan	2,856	2,126	2,511
Performance Stock Plan	2,612	2,661	2,836
Incentive Stock Option Plan	1,109	1,087	1,438

Total	$15,865	$11,194	$6,845

Summary of Unrecognized Compensation Expense

As of December 31, 2012, there was approximately $68.0 million of unrecognized compensation expense related to all non-vested share-based compensation arrangements granted under the Company’s stock-based compensation plans. That expense is expected to be recognized over a weighted-average period of 7.8 years.

NOTE 12 Supplemental Disclosures of Cash Flow Information

Brown & Brown’s significant non-cash investing and financing activities for the years ended December 31 are summarized as follows:

(in thousands)	2012	2011	2010
Other payable issued for purchased customer accounts	$25,439	$—	$—
Notes payable issued or assumed for purchased customer accounts	$59	$1,603	$3,821
Estimated acquisition earn-out payables and related charges	$21,479	$30,525	$25,090
Notes received on the sale of fixed assets and customer accounts	$967	$8,166	$1,825

NOTE 13 Commitments and Contingencies

Operating Leases

Brown & Brown leases facilities and certain items of office equipment under non-cancelable operating lease arrangements expiring on various dates through 2042. The facility leases generally contain renewal options and escalation clauses based upon increases in the lessors’ operating expenses and other charges. Brown & Brown anticipates that most of these leases will be renewed or replaced upon expiration. At December 31, 2012, the aggregate future minimum lease payments under all non-cancelable lease agreements were as follows:

(in thousands)
2013	$30,645
2014	26,413
2015	22,189
2016	18,407
2017	12,924
Thereafter	23,299

Total minimum future lease payments	$133,877

Rental expense in 2012, 2011 and 2010 for operating leases totaled $39,810,000, $34,951,000, and $35,216,000, respectively.

Legal Proceedings

The Company generally records losses for claims in excess of the limits of insurance in earnings at the time and to the extent they are probable and estimable. In accordance with ASC Topic 450—Contingencies, the Company accrues anticipated costs of settlement, damages, losses for general liability claims and, under certain conditions, costs of defense, based on historical experience or to the extent specific losses are probable and estimable. Otherwise, the Company expenses these costs as incurred. If the best estimate of a probable loss is a range rather than a specific, the Company accrues the amount at the lower end of the range.

The Company accruals for legal matters, that were probable and estimable were not material at December 31, 2012 and 2011, and including estimated costs of settlement, damages and defense. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could adversely impact the Company’s operating results, cash flows and overall liquidity. The Company maintains third-party insurance policies to provide coverage for certain legal claims, in an effort to mitigate its overall exposure to unanticipated claims or adverse decisions. However, as (i) one or more of the Company’s insurance carriers could take the position that portions of these claims are not covered by the Company’s insurance, (ii) to the extent that payments are made to resolve claims and lawsuits, applicable insurance policy limits are eroded and (iii) the claims and lawsuits relating to these matters are continuing to develop, it is possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by unfavorable resolutions of these matters. Based on the A. M. Best ratings of these third-party insurers and does not believe there is a substantial risk of an insurer’s material nonperformance related to any current insured claims.

On the basis of current information, the availability of insurance and legal advice, in management’s opinion, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, would have a material adverse effect on its financial condition, operations and/or cash flows.

NOTE 14 Quarterly Operating Results (Unaudited)

Quarterly operating results for 2012 and 2011 were as follows:

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Total revenues	$302,486	$290,916	$303,800	$302,830
Total expenses	$219,696	$219,771	$222,151	$233,603
Income before income taxes	$82,790	$71,145	$81,649	$69,227
Net income	$49,433	$42,471	$49,504	$42,637
Net income per share:
Basic	$0.34	$0.30	$0.34	$0.30
Diluted	$0.34	$0.29	$0.34	$0.29
2011
Total revenues	$262,228	$246,816	$260,401	$244,097
Total expenses	$185,558	$185,348	$187,709	$184,406
Income before income taxes	$76,670	$61,468	$72,692	$59,691
Net income	$46,293	$37,035	$44,173	$36,494
Net income per share:
Basic	$0.32	$0.26	$0.31	$0.25
Diluted	$0.32	$0.26	$0.30	$0.25

Quarterly financial results are affected by seasonal variations. The timing of the Company’s receipt of profit-sharing contingent commissions, policy renewals and acquisitions may cause revenues, expenses and net income to vary significantly between quarters.

NOTE 15 Segment Information

Brown & Brown’s business is divided into four reportable segments: the Retail Division, which provides a broad range of insurance products and services to commercial, public and quasi-public entities, and to professional and individual customers; the National Programs Division, which provides professional liability and related package products for certain professionals delivered through nationwide networks of independent agents, and markets targeted products and services designed for specific industries, trade groups, public and quasi-public entities, and market niches; the Wholesale Brokerage Division, which markets and sells excess and surplus commercial and personal lines insurance, and reinsurance, primarily through independent agents and brokers; and the Services Division, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside services, Social Security disability and Medicare benefits advocacy services and catastrophe claims adjusting services.

Brown & Brown conducts all of its operations within the United States of America, except for one wholesale brokerage operation based in London, England which commenced business in March 2008. This operation earned $9.7 million, $9.1 million and $9.9 million of total revenues for the years ended December 31, 2012, 2011 and 2010, respectively. Long-lived assets held outside of the United States during each of these three years were not material.

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

	Year Ended December 31, 2012
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$644,429	$252,943	$183,565	$116,736	$2,359	$1,200,032
Investment income	$108	$20	$22	$1	$646	$797
Amortization	$34,639	$13,936	$11,280	$3,680	$38	$63,573
Depreciation	$5,181	$4,600	$2,718	$1,278	$1,596	$15,373
Interest expense	$26,641	$25,674	$3,974	$8,602	$(48,794)	$16,097
Income before income taxes	$145,214	$51,491	$43,355	$16,770	$47,981	$304,811
Total assets	$2,420,759	$1,183,191	$837,364	$238,430	$(1,551,686)	$3,128,058
Capital expenditures	$5,732	$9,633	$3,383	$2,519	$2,761	$24,028

	Year Ended December 31, 2011
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$607,199	$164,427	$174,158	$65,972	$1,786	$1,013,542
Investment income	$102	$—	$34	$128	$1,003	$1,267
Amortization	$33,373	$7,770	$11,032	$2,541	$39	$54,755
Depreciation	$5,046	$2,937	$2,594	$590	$1,225	$12,392
Interest expense	$27,688	$1,381	$7,495	$5,746	$(28,178)	$14,132
Income before income taxes	$137,807	$60,465	$36,511	$7,729	$28,009	$270,521
Total assets	$2,155,413	$680,251	$712,212	$166,060	$(1,106,925)	$2,607,011
Capital expenditures	$6,102	$1,968	$2,658	$689	$2,191	$13,608

	Year Ended December 31, 2010
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$575,061	$176,051	$171,813	$46,447	$4,120	$973,492
Investment income	$170	$1	$29	$15	$1,111	$1,326
Amortization	$30,725	$8,427	$10,987	$1,264	$39	$51,442
Depreciation	$5,349	$3,004	$2,740	$352	$1,194	$12,639
Interest expense	$27,037	$2,670	$11,342	$2,592	$(29,170)	$14,471
Income before income taxes	$128,026	$70,264	$29,911	$7,693	$30,204	$266,098
Total assets	$1,914,587	$624,540	$673,927	$145,321	$(957,561)	$2,400,814
Capital expenditures	$4,852	$2,377	$1,893	$419	$913	$10,454

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Brown & Brown, Inc.

Daytona Beach, Florida

We have audited the accompanying consolidated balance sheets of Brown & Brown, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brown & Brown, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Jacksonville, Florida

March 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Brown & Brown, Inc.

Daytona Beach, Florida

We have audited the internal control over financial reporting of Brown & Brown, Inc. and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Arrowhead General Insurance Agency Superholding Corporation, Richard W. Endlar Insurance Agency, Inc., Texas Security General Insurance Agency, Inc., Edgren Hecker & Lemmon Insurance, Inc. and Rowlands & Barranca Agency, Inc. (collectively the “2012 Excluded Acquisitions”), which were acquired during 2012 and whose financial statements constitute 0.2% and 19.0% of net and total assets, respectively, 10.1% of revenues, and 10.4% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2012. Accordingly, our audit did not include the internal control over financial reporting of the 2012 Excluded Acquisitions. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated March 1, 2013 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Jacksonville, Florida

March 1, 2013

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

In conducting Brown & Brown’s evaluation of the effectiveness of its internal control over financial reporting, Brown & Brown has excluded the following acquisitions completed by Brown & Brown during 2012: Arrowhead General Insurance Agency Superholding Corporation, Richard W. Endlar Insurance Agency, Inc., Texas Security General Insurance Agency, Inc., Edgren Hecker & Lemmon Insurance, Inc. and Rowlands & Barranca Agency, Inc. (collectively the “2012 Excluded Acquisitions”), which were acquired during 2012 and whose financial statements constitute 0.2% and 19.0% of net and total assets, respectively, 10.1% of revenues, and 10.4% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2012. Refer to Note 2 to the Consolidated Financial Statements for further discussion of these acquisitions and their impact on Brown & Brown’s Consolidated Financial Statements.

Based on Brown & Brown’s evaluation under the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that internal control over financial reporting was effective as of December 31, 2012. Management’s internal control over financial reporting as of December 31, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Brown & Brown, Inc.

Daytona Beach, Florida

March 1, 2013

/s/ J. Powell Brown	/s/ Cory T. Walker
J. Powell Brown Chief Executive Officer	Cory T. Walker Chief Financial Officer

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no changes in or disagreements with accountants on accounting and financial disclosure in 2012.

ITEM 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of December 31, 2012. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

In conducting Brown & Brown’s evaluation of the effectiveness of its internal controls over financial reporting, Brown & Brown has excluded the following acquisitions completed by Brown & Brown during 2012: Arrowhead General Insurance Agency Superholding Corporation, Richard W. Endlar Insurance Agency, Inc., Texas Security General Insurance Agency, Inc., Edgren Hecker & Lemmon Insurance, Inc. and Rowlands & Barranca Agency, Inc. (collectively the “2012 Excluded Acquisitions”), which were acquired during 2012 and whose financial statements constitute 0.2% and 19.0% of net and total assets, respectively, 10.1% of revenues, and 10.4% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2012. Refer to Note 2 to the Consolidated Financial Statements for further discussion of these acquisitions and their impact on Brown & Brown’s Consolidated Financial Statements.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, those controls.

Management’s Report on Internal Control Over Financial Reporting

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. Management’s report on internal control over financial reporting as of December 31, 2012 is incorporated herein at Item 8. Deloitte & Touche LLP, an independent registered public accounting firm, issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2012, which is incorporated herein at Item 8.

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

The information required by this item regarding directors and executive officers is incorporated herein by reference to our definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Shareholders to be held in 2013 (the “2013 Proxy Statement”) under the headings “Management” and “Section 16(a) Beneficial Ownership Reporting.” We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, and controller. A copy of our Code of Ethics for our Chief Executive Officer and our Senior Financial Officers and a copy of our Code of Business Conduct and Ethics applicable to all employees are posted on our Internet website, at www.bbinsurance.com, and are also available upon written request directed to Corporate Secretary, Brown & Brown, Inc., 655 North Franklin St., Suite 1900, Tampa, Florida 33602, or by telephone request to (813) 222-4277. Any approved amendments to, or waiver of, any provision of the Code of Business Conduct and Ethics will be posted on our website at the above address.

ITEM 11.	Executive Compensation.

The information required by this item is incorporated herein by reference to the 2013 Proxy Statement under the heading “Executive Compensation.”

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the 2013 Proxy Statement under the heading “Security Ownership of Management and Certain Beneficial Owners.”

Information regarding equity compensation plans required by this item is included in Item 5 of Part II of this report and is incorporated into this item by reference.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the 2013 Proxy Statement under the heading “Management — Certain Relationships and Related Transactions.”

ITEM 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to the 2013 Proxy Statement under the heading “Fees Paid to Deloitte & Touche LLP.”

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Report:

1. (a) Financial statements

Reference is made to the information set forth in Part II, Item 8 of this Report, which information is incorporated by reference.

2. Consolidated Financial Statement Schedules.

All required Financial Statement Schedules are included in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

3. Exhibits

The following exhibits are filed as a part of this Report:

3.1	Articles of Amendment to Articles of Incorporation (adopted April 24, 2003) (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 2003), and Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 1999).

3.2	Bylaws (incorporated by reference to Exhibit 3b to Form 10-K for the year ended December 31, 2002).

10.1(a)	Lease of the Registrant for office space at 220 South Ridgewood Avenue, Daytona Beach, Florida dated August 15, 1987 (incorporated by reference to Exhibit 10a(3) to Form 10-K for the year ended December 31, 1993), as amended by Letter Agreement dated June 26, 1995; First Amendment to Lease dated August 2, 1999; Second Amendment to Lease dated December 11, 2001; Third Amendment to Lease dated August 8, 2002; Fourth Amendment to Lease dated October 26, 2004 (incorporated by reference to Exhibit 10.2(a) to Form 10-K for the year ended December 31, 2005); Fifth Amendment to Lease dated 2006 (incorporated by reference to Exhibit 10.1(a) to Form 10-K for the year ended December 31, 2010); Sixth Amendment to Lease dated August 17, 2009 (incorporated by reference to Exhibit 10.1(a) to Form 10-K for the year ended December 31, 2010); Seventh Amendment to Lease dated March 25, 2011; Eighth Amendment to Lease dated April 16, 2012; and Ninth Amendment to Lease dated December 5, 2012.

10.1(b)	Lease Agreement for office space at 655 N. Franklin St., Suite 1900, Tampa, Florida, dated March 27, 2012 and effective August 17, 2012, between TWC Fifty-Eight, Ltd., as landlord and the Registrant, as tenant.

10.1(c)	Lease Agreement for office space at Riedman Tower, Rochester, New York, dated December 31, 2005, between Riedman Corporation, as landlord, and a subsidiary of the Registrant, as tenant (incorporated by reference to Exhibit 10.2(c) to Form 10-K for the year ended December 31, 2005), as amended by Amendment to Lease Agreement dated December 31, 2010 (incorporated by reference to Exhibit 10.1(c) to Form 10-K for the year ended December 31, 2010).

10.2	Indemnity Agreement dated January 1, 1979, among the Registrant, Whiting National Management, Inc., and Pennsylvania Manufacturers’ Association Insurance Company (incorporated by reference to Exhibit 10g to Registration Statement No. 33-58090 on Form S-4).

10.3	Agency Agreement dated January 1, 1979 among the Registrant, Whiting National Management, Inc., and Pennsylvania Manufacturers’ Association Insurance Company (incorporated by reference to Exhibit 10h to Registration Statement No. 33-58090 on Form S-4).

10.4(a)	Employment Agreement, dated and effective as of July 1, 2009 between the Registrant and J. Hyatt Brown (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2009).

10.4(b)	Employment Agreement, dated as of October 8, 1996, between the Registrant and J. Powell Brown (incorporated by reference to Exhibit 10.4(c) to Form 10-K for the year ended December 31, 2007).

10.4(c)	Employment Agreement, dated as of August 1, 1994, between the Registrant and Cory T. Walker (incorporated by reference to Exhibit 10.4(f) to Form 10-K for the year ended December 31, 2009).

10.4(d)	Employment Agreement, dated as of November 7, 1997, between the Registrant and J. Scott Penny (incorporated by reference to Exhibit 10.4(e) to Form 10-K for the year ended December 31, 2011).

10.4(e)	Employment Agreement, dated as of January 12, 1998, between the Registrant and C. Roy Bridges, as amended by the amendment effective May 10, 2011 (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2011).

10.4(f)	Performance Cash Incentive Award Agreement between the Registrant and C. Roy Bridges dated May 10, 2011 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2011).

10.4(g)	Employment Agreement, dated as of October 27, 1997, between the Registrant and Charles H. Lydecker.

10.4(h)	Employment Agreement, dated as of June 1, 2009, between the Registrant and Anthony Strianese.

10.5	Registrant’s 2000 Incentive Stock Option Plan for Employees (incorporated by reference to Exhibit 4 to Registration Statement No. 333-43018 on Form S-8 filed on August 3, 2000).

10.6(a)	Registrant’s Stock Performance Plan (incorporated by reference to Exhibit 4 to Registration Statement No. 333-14925 on Form S-8 filed on October 28, 1996).

10.6(b)	Registrant’s Stock Performance Plan as amended, effective January 23, 2008 (incorporated by reference to Exhibit 10.6(b) to Form 10-K for the year ended December 31, 2007).

10.6(c)	Registrant’s Stock Performance Plan as amended, effective July 21, 2009 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2009).

10.7	Registrant’s 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2010).

10.8	Form of Performance-Based Stock Grant Agreement under 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended December 31, 2010).

10.9	Amended and Restated Revolving and Term Loan Credit Agreement dated as of January 9, 2012 by and between the Registrant and SunTrust Bank (incorporated by reference to Exhibit 10.17 to Form 10-K for the year ended December 31, 2011).

10.10	Promissory Note dated January 9, 2012, by and between Registrant and JPMorgan Chase Bank, N.A (incorporated by reference to Exhibit 10.18 to Form 10-K for the year ended December 31, 2011).

10.11	Letter Agreement dated January 9, 2012 by and between Registrant and JPMorgan Chase Bank, N.A (incorporated by reference to Exhibit 10.19 to Form 10-K for the year ended December 31, 2011).

10.12	Term Loan Agreement dated as of January 26, 2012 by and between the Registrant and JPMorgan Chase Bank, N.A (incorporated by reference to Exhibit 10.20 to Form 10-K for the year ended December 31, 2011).

10.13	Merger Agreement, dated December 15, 2011, among the Registrant, Pacific Merger Corp., a wholly-owned subsidiary of the Registrant, Arrowhead General Insurance Agency Superholding Corporation, and Spectrum Equity Investors V, L.P. (incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended December 31, 2011).

21	Subsidiaries of the Registrant.

23	Consent of Deloitte & Touche LLP.

24	Powers of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROWN & BROWN, INC. Registrant

Date: March 1, 2013	By:	/s/ J. Powell Brown
J. Powell Brown
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ J. Powell Brown	President and Chief Executive Officer (Principal Executive Officer)	March 1, 2013
J. Powell Brown

/s/ Cory T. Walker	Sr. Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2013
Cory T. Walker

*	Chairman of the Board	March 1, 2013
J. Hyatt Brown

*	Director	March 1, 2013
Samuel P. Bell, III

*	Director	March 1, 2013
Hugh M. Brown

*	Director	March 1, 2013
Bradley Currey, Jr.

*	Director	March 1, 2013
Theodore J. Hoepner

*	Director	March 1, 2013
Toni Jennings

*

Timothy R.M. Main	Director	March 1, 2013

*	Director	March 1, 2013
H. Palmer Proctor, Jr.

*	Director	March 1, 2013
Wendell Reilly

*	Director	March 1, 2013
John R. Riedman

*	Director	March 1, 2013
Chilton D. Varner

*By:	/s/ LAUREL L. GRAMMIG
Laurel L. Grammig Attorney-in-Fact