Form 10-Q
period 2013-03-31
BROWN & BROWN INC
filed 2013-05-09
CIK 79282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares of the Registrant’s common stock, $.10 par value, outstanding as of May 4, 2013 was 144,032,357.

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

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share data)	For the three months ended March 31,
	2013	2012
REVENUES
Commissions and fees	$333,793	$296,533
Investment income	186	135
Other income, net	1,033	5,818

Total revenues	335,012	302,486

EXPENSES
Employee compensation and benefits	159,498	149,596
Non-cash stock-based compensation	3,850	3,747
Other operating expenses	46,339	43,400
Amortization	16,161	15,613
Depreciation	4,167	3,641
Interest	3,984	4,087
Change in estimated acquisition earn-out payables	1,522	(388)

Total expenses	235,521	219,696

Income before income taxes	99,491	82,790

Income taxes	39,360	33,357

Net income	$60,131	$49,433

Net income per share:
Basic	$0.42	$0.34

Diluted	$0.41	$0.34

Weighted average number of shares outstanding:
Basic	140,796	139,001

Diluted	142,947	141,500

Dividends declared per share	$0.09	$0.085

See accompanying notes to consolidated financial statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except per share data)	March 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$340,206	$219,821
Restricted cash and investments	186,768	164,564
Short-term investments	7,228	8,183
Premiums, commissions and fees receivable	303,882	302,725
Deferred income taxes	16,041	24,408
Other current assets	27,488	39,811

Total current assets	881,613	759,512

Fixed assets, net	73,067	74,337
Goodwill	1,709,279	1,711,514
Amortizable intangible assets, net	550,689	566,538
Other assets	15,712	16,157

Total assets	$3,230,360	$3,128,058

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Premiums payable to insurance companies	$443,290	$406,704
Premium deposits and credits due customers	25,343	32,867
Accounts payable	63,303	48,524
Accrued expenses and other liabilities	85,285	79,593
Current portion of long-term debt	93	93

Total current liabilities	617,314	567,781
Long-term debt	450,000	450,000

Deferred income taxes, net	244,883	237,630

Other liabilities	58,907	65,314

Shareholders’ Equity:
Common stock, par value $0.10 per share; authorized 280,000 shares; issued and outstanding 143,990 at 2013 and 143,878 at 2012	14,399	14,388
Additional paid-in capital	340,606	335,872
Retained earnings	1,504,251	1,457,073

Total shareholders’ equity	1,859,256	1,807,333

Total liabilities and shareholders’ equity	$3,230,360	$3,128,058

See accompanying notes to consolidated financial statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31,
(in thousands)	2013	2012
Cash flows from operating activities:
Net income	$60,131	$49,433
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	16,161	15,613
Depreciation	4,167	3,641
Non-cash stock-based compensation	3,850	3,747
Change in estimated acquisition earn-out payables	1,522	(388)
Deferred income taxes	15,620	18,435
Income tax benefit from exercise of shares from the stock benefit plans	(252)	(29)
Net gain on sales of investments, fixed assets and customer accounts	(383)	(2,988)
Payments on acquisition earn-outs in excess of original estimated payables	(1,618)	—
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Restricted cash and investments (increase)	(22,204)	(58,984)
Premiums, commissions and fees receivable decrease (increase)	262	(6,491)
Other assets decrease	12,919	1,858
Premiums payable to insurance companies increase	36,586	28,897
Premium deposits and credits due customers (decrease) increase	(7,524)	1,056
Accounts payable increase	19,308	22,484
Accrued expenses and other liabilities increase (decrease)	5,788	(37,221)
Other liabilities (decrease)	(7,312)	(13,275)

Net cash provided by operating activities	137,021	25,788

Cash flows from investing activities:
Additions to fixed assets	(2,947)	(5,905)
Payments for businesses acquired, net of cash acquired	(61)	(341,758)
Proceeds from sales of fixed assets and customer accounts	243	4,103
Purchases of investments	(1,629)	(1,308)
Proceeds from sales of investments	2,585	1,328

Net cash used in investing activities	(1,809)	(343,540)

Cash flows from financing activities:
Payments on acquisition earn-outs	(2,701)	(133)
Proceeds from long-term debt	—	200,000
Payments on long-term debt	—	(614)
Borrowings on revolving credit facilities	—	100,000
Payments on revolving credit facilities	—	(100,000)
Income tax benefit from exercise of shares from the stock benefit plans	252	29
Issuances of common stock for employee stock benefit plans	625	287
Repurchase stock benefit plan shares for employees to fund tax withholdings	(50)	(224)
Cash dividends paid	(12,953)	(12,184)

Net cash (used in) provided by financing activities	(14,827)	187,161

Net increase (decrease) in cash and cash equivalents	120,385	(130,591)
Cash and cash equivalents at beginning of period	219,821	286,305

Cash and cash equivalents at end of period	$340,206	$155,714

See accompanying notes to consolidated financial statements.

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

NOTE 2· Basis of Financial Reporting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

	For the three months ended March 31,
(in thousands, except per share data)	2013	2012
Net income	$60,131	$49,433
Net income attributable to unvested awarded performance stock	(1,308)	(1,499)

Net income attributable to common shares	$58,823	$47,934

Weighted average number of common shares outstanding – basic	143,926	143,347
Less unvested awarded performance stock included in weighted average number of common shares outstanding – basic	(3,130)	(4,346)

Weighted average number of common shares outstanding for basic earnings per common share	140,796	139,001
Dilutive effect of stock options	2,151	2,499

Weighted average number of shares outstanding – diluted	142,947	141,500

Net income per share:
Basic	$0.42	$0.34

Diluted	$0.41	$0.34

NOTE 4· Business Combinations

Acquisitions in 2013

During the three months ended March 31, 2013, Brown & Brown did not acquire any insurance intermediaries, however there were miscellaneous adjustments to the purchase price allocation of certain prior acquisitions acquired within the last twelve months as permitted by ASC Topic 805 — Business Combinations (“ASC 805”). Acquisition purchase prices are typically based on a multiple of average annual operating profit earned over a one- to three-year period within a minimum and maximum price range. The recorded purchase price for all acquisitions consummated after January 1, 2009 included an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations will be recorded in the consolidated statement of income when incurred.

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

Based on the acquisition date and the complexity of the underlying valuation work, certain amounts included in the Company’s Consolidated Financial Statements may be provisional and thus subject to further adjustments within the permitted measurement period, as defined in ASC 805. For the three months ended March 31, 2013, several adjustments were made within the permitted measurement period that resulted in reduction to the aggregate purchase price of the applicable acquisitions of $1,071,000, including $61,000 of cash payments, a reduction of $454,000 in other payables, the assumption of $43,000 of liabilities and the reduction of $721,000 in recorded earn-out payables.

The following table summarizes the adjustments made to the aggregate purchase price allocations as of the date of each acquisition:

(in thousands)
Name	Business Segment	2012 Date of Acquisition	Cash Paid	Other Payable	Recorded Earn-out Payable	Net Assets Acquired
Arrowhead General Insurance Agency Superholding Corporation	National Programs; Services	January 9	$ —	$(454)	$ —	$(454)
Insurcorp & GGM Investments LLC	Retail	May 1	—	—	(834)	(834)
Richard W. Endlar Insurance Agency, Inc.	Retail	May 1	—	—	220	220
Texas Security General Insurance Agency, Inc.	Wholesale/ Brokerage	Sept 1	—	—	(107)	(107)
Other	Various	Various	61	—	—	61

Total			$ 61	$(454)	$ (721)	$(1,114)

The following table summarizes the adjustments made to the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition:

(in thousands)	Arrowhead	Insurcorp	Endlar	Texas Security	Other	Total
Other current assets	$ —	$ —	$—	$25	$1,419	$1,444
Goodwill	(454)	(566)	216	(843)	(1,214)	(2,861)
Purchased customer accounts	—	(268)	4	708	(98)	346

Total assets acquired	(454)	(834)	220	(110)	107	(1,071)
Other current liabilities	—	—	—	3	(46)	(43)

Net assets acquired	$ (454)	$ (834)	$220	$(107)	$61	$(1,114)

Acquisitions in 2012

During three months ended March 31, 2012, Brown & Brown acquired the assets and assumed certain liabilities of two insurance intermediaries, and all of the stock of one insurance intermediary. The aggregate purchase price of these acquisitions was $559,241,000, including $401,247,000 of cash payments, the issuance of $21,391,000 in other payables, the assumption of $131,889,000 of liabilities and $4,714,000 of recorded earn-out payables. All of these acquisitions were acquired primarily to expand Brown & Brown’s core businesses and to attract and hire high-quality personnel. Acquisition purchase prices are typically based on a multiple of average annual operating profit earned over a one- to three-year period within a minimum and maximum price range. The recorded purchase price for all acquisitions consummated after January 1, 2009 included an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations will be recorded in the consolidated statement of income when incurred.

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

For acquisitions consummated prior to January 1, 2009, additional consideration paid to sellers as a result of purchase price “earn-out” provisions are recorded as adjustments to intangible assets when the contingencies are settled. The net additional consideration paid by the Company in 2013 as a result of these adjustments totaled $626,000, all of which was allocated to goodwill. Of the $626,000 net additional consideration paid, $626,000 was issued as an other payable. The net additional consideration paid by the Company in 2012 as a result of these adjustments totaled $2,907,000, all of which was allocated to goodwill. Of the $2,907,000 net additional consideration paid, $2,907,000 was paid in cash.

As of March 31, 2013, the maximum future contingency payments related to all acquisitions totaled $147,631,000, all of which relates to acquisitions consummated subsequent to January 1, 2009.

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

As of March 31, 2013 and 2012, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3). The resulting additions, payments, and net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the three months ended March 31, 2013 and 2012, were as follows:

	For the three months ended March 31,
(in thousands)	2013	2012
Balance as of the beginning of the period	$52,987	$47,715
Additions to estimated acquisition earn-out payables	(721)	4,714
Payments for estimated acquisition earn-out payables	(4,319)	(133)

Subtotal	47,947	52,296

Net change in earnings from estimated acquisition earn-out payables:
Change in fair value on estimated acquisition earn-out payables	997	(970)
Interest expense accretion	525	582

Net change in earnings from estimated acquisition earn-out payables	1,522	(388)

Balance as of March 31	$49,469	$51,908

Of the $49,469,000 estimated acquisition earn-out payables as of March 31, 2013, $15,781,000 was recorded as accounts payable and $33,688,000 was recorded as other non-current liabilities. Of the $51,908,000 in estimated acquisition earn-out payables as of March 31, 2012, $8,782,000 was recorded as accounts payable and $43,126,000 was recorded as other non-current liabilities.

NOTE 5· Goodwill

Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. Brown & Brown completed its most recent annual assessment as of November 30, 2012, and identified no impairment as a result of the evaluation.

The changes in the carrying value of goodwill by operating segment for the three months ended March 31, 2013 are as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Total
Balance as of January 1, 2013	$876,219	$439,180	$288,054	$108,061	$1,711,514
Goodwill of acquired businesses	(1,564)	172	(843)	—	(2,235)

Balance as of March 31, 2013	$874,655	$439,352	$287,211	$108,061	$1,709,279

NOTE 6· Amortizable Intangible Assets

Amortizable intangible assets at March 31, 2013 and December 31, 2012, consisted of the following:

	March 31, 2013				December 31, 2012
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (years)(1)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (years)(1)
Purchased customer accounts	$1,005,316	$(455,633)	$549,683	14.9	$1,005,031	$(439,623)	$565,408	14.9
Non-compete agreements	25,320	(24,314)	1,006	7.2	25,320	(24,190)	1,130	7.2

Total	$1,030,636	$(479,947)	$550,689		$1,030,351	$(463,813)	$566,538

Amortization expense for amortizable intangible assets for the years ending December 31, 2013, 2014, 2015, 2016 and 2017, is estimated to be $64,101,000, $63,039,000, $61,749,000, $57,169,000, and $54,457,000, respectively.

(1)	Weighted average life calculated as of the date of acquisition.

NOTE 7· Long-Term Debt

Long-term debt at March 31, 2013 and December 31, 2012, consisted of the following:

(in thousands)	2013	2012
Unsecured senior notes	$450,000	$450,000
Acquisition notes payable	93	93
Revolving credit facility	—	—

Total debt	450,093	450,093
Less current portion	(93)	(93)

Long-term debt	$450,000	$450,000

In July 2004, the Company completed a private placement of $200.0 million of unsecured senior notes (the “Notes”). The $200.0 million was divided into two series: (1) Series A, which closed on September 15, 2004, for $100.0 million due in 2011 and bore interest at 5.57% per year; and (2) Series B, which closed on July 15, 2004, for $100.0 million due in 2014 and bearing interest at 6.08% per year. Brown & Brown has used the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. On September 15, 2011, the $100.0 million of Series A Notes were redeemed on their normal maturity date. As of March 31, 2013 and December 31, 2012, there was an outstanding balance on the Notes of $100.0 million.

On December 22, 2006, the Company entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). On September 30, 2009, the Company and the Purchaser amended the Master Agreement to extend the term of the agreement until August 20, 2012. The Purchaser also purchased Notes issued by the Company in 2004. The Master Agreement provides for a $200.0 million private uncommitted “shelf” facility for the issuance of unsecured senior notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten years, as the parties may determine. The Master Agreement includes various covenants, limitations and events of default similar to the Notes issued in 2004. The initial issuance of notes under the Master Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.66% per year. On February 1, 2008, $25.0 million in Series D Senior Notes due January 15, 2015, with a fixed interest rate of 5.37% per year, were issued. On September 15, 2011, and pursuant to a Confirmation of Acceptance, dated January 21, 2011 (the “Confirmation”), in connection with the Master Agreement, $100.0 million in Series E Senior Notes due September 15, 2018, with a fixed interest rate of 4.50% per year, were issued. The Series E Senior Notes were issued for the sole purpose of retiring the Series A Senior Notes. As of March 31, 2013, and December 31, 2012, there was an outstanding debt balance issued under the provisions of the Master Agreement of $150.0 million. The Master Agreement expired on September 30, 2012 and was not extended.

On October 12, 2012, the Company entered into a Master Note Facility Agreement (the “New Master Agreement”) with another national insurance company (the “New Purchaser”). The New Purchaser also purchased Notes issued by the Company in 2004. The New Master Agreement provides for a $125.0 million private uncommitted “shelf” facility for the issuance of unsecured senior notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten years, as the parties may determine. The New Master Agreement includes various covenants, limitations and events of default similar to the Master Agreement. At March 31, 2013 and December 31, 2012, there were no borrowings against this facility.

On June 12, 2008, the Company entered into an Amended and Restated Revolving Loan Agreement dated as of June 3, 2008 (the “Prior Loan Agreement”), with a national banking institution, amending and restating the Revolving Loan Agreement dated September 29, 2003, as amended (the “Revolving Agreement”), to increase the lending commitment to $50.0 million (subject to potential increases up to $100.0 million) and to extend the maturity date from December 20, 2011, to June 3, 2013. The Revolving Agreement initially provided for a revolving credit facility in the maximum principal amount of $75.0 million. After a series of amendments that provided covenant exceptions for the notes issued or to be issued under the Master Agreement and relaxed or deleted certain other covenants, the maximum principal amount was reduced to $20.0 million. At March 31, 2013 and December 31, 2012, there were no borrowings against this facility.

On January 9, 2012, the Company entered into: (1) an amended and restated revolving and term loan credit agreement (the “SunTrust Agreement”) with SunTrust Bank (“SunTrust”) that provides for (a) a $100.0 million term loan (the “SunTrust Term Loan”) and (b) a $50.0 million revolving line of credit (the “SunTrust Revolver”) and (2) a $50.0 million promissory note (the “JPM Note”) in favor of JPMorgan Chase Bank, N.A. (“JPMorgan”), pursuant to a letter agreement executed by JP Morgan (together with the JPM Note, (the “JPM Agreement”) that provided for a $50.0 million uncommitted line of credit bridge facility (the “JPM Bridge Facility”). The SunTrust Term Loan, the SunTrust Revolver and the JPM Bridge Facility were each funded on January 9, 2012, and provided the financing for the Arrowhead acquisition. The SunTrust Agreement amended and restated the Prior Loan Agreement.

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

The 30-day LIBOR and Adjusted LIBOR Rate as of March 31, 2013 were 0.20% and 0.25%, respectively.

The Notes, the Master Agreement, the SunTrust Agreement and the JPM Agreement all require the Company to maintain certain financial ratios and comply with certain other covenants. The Company was in compliance with all such covenants as of March 31, 2013 and December 31, 2012.

Acquisition notes payable represent debt incurred to former owners of certain insurance operations acquired by Brown & Brown. These notes and future contingent payments are payable in monthly, quarterly and annual installments through July 2013.

NOTE 8· Supplemental Disclosures of Cash Flow Information and Non-Cash Financing and Investing Activities

	For the three months ended March 31,
(in thousands)	2013	2012
Cash paid during the period for:
Interest	$4,827	$5,241
Income taxes	$5,379	$4,063

Brown & Brown’s significant non-cash investing and financing activities are summarized as follows:

	For the three months ended March 31,
(in thousands)	2013	2012
Other payable issued for purchased customer accounts	$172	$21,391
Estimated acquisition earn-out payables and related charges	$(721)	$4,714
Notes received on the sale of fixed assets and customer accounts	$126	$431

NOTE 9· Legal and Regulatory Proceedings

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

NOTE 10· Segment Information

Brown & Brown’s business is divided into four reportable segments: the Retail Division, which provides a broad range of insurance products and services to commercial, public and quasi-public entities, and to professional and individual customers; the National Programs Division, which provides professional liability and related package products for certain professionals delivered through nationwide networks of independent agents, and markets targeted products and services designed for specific industries, trade groups, public and quasi-public entities, and market niches; the Wholesale Brokerage Division, which markets and sells excess and surplus commercial and personal lines insurance, and reinsurance, primarily through independent agents and brokers; and the Services Division, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside service, Social Security disability and Medicare benefits advocacy services and catastrophe claims adjusting services.

Brown & Brown conducts all of its operations within the United States of America, except for one wholesale brokerage operation based in London, England which commenced business in March 2008. This operation earned $3.0 million and $2.7 million of total revenues for the three months ended March 31, 2013 and 2012, respectively. Additionally, this operation earned $9.7 million of total revenues for the year ended December 31, 2012. Long-lived assets held outside of the United States during the three months ended March 31, 2013 and 2012 were not material.

The accounting policies of the reportable segments are the same as those described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Brown & Brown evaluates the performance of its segments based upon revenues and income before income taxes. Inter-segment revenues are eliminated.

Summarized financial information concerning Brown & Brown’s reportable segments is shown in the following table. The “Other” column includes any income and expenses not allocated to reportable segments and corporate-related items, including the inter-company interest expense charge to the reporting segment.

	For the three months ended March 31, 2013
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$174,568	$68,940	$48,697	$42,647	$160	$335,012
Investment income	$23	$5	$5	$1	$152	$186
Amortization	$8,811	$3,519	$2,897	$924	$10	$16,161
Depreciation	$1,371	$1,248	$707	$397	$444	$4,167
Interest expense	$6,200	$5,694	$755	$1,921	$(10,586)	$3,984
Income before income taxes	$46,211	$14,012	$10,362	$13,953	$14,953	$99,491
Total assets	$2,483,391	$1,194,383	$882,273	$248,882	$(1,578,569)	$3,230,360
Capital expenditures	$1,335	$892	$536	$119	$65	$2,947

	For the three months ended March 31, 2012
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$167,204	$64,607	$43,304	$25,830	$1,541	$302,486
Investment income	$25	$—	$6	$—	$104	$135
Amortization	$8,527	$3,176	$2,787	$1,113	$10	$15,613
Depreciation	$1,258	$1,142	$656	$225	$360	$3,641
Interest expense	$6,934	$6,652	$1,226	$1,520	$(12,245)	$4,087
Income before income taxes	$42,200	$15,957	$8,877	$2,987	$12,769	$82,790
Total assets	$2,188,467	$1,154,666	$768,444	$269,623	$(1,363,753)	$3,017,447
Capital expenditures	$1,061	$2,416	$1,174	$361	$893	$5,905

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION UPDATES THE MD&A CONTAINED IN THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED IN 2012, AND THE TWO DISCUSSIONS SHOULD BE READ TOGETHER.

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

We attempt to foster a strong, decentralized sales culture with a goal of consistent, sustained growth over the long term. As of January 2013, our senior leadership group included eight executive officers with regional responsibility for oversight of designated operations within the Company, and four regional vice presidents in our Retail Division and one regional vice president in our Wholesale Brokerage Division, each of whom reports directly to one of our executive officers.

We increased revenues every year from 1993 to 2012, with the exception of 2009, when our revenues dropped 1.0%. Our annual revenues grew from $95.6 million in 1993 to $1.2 billion in 2012, reflecting a compound annual growth rate of 14.2%. In the same 19 year period, we increased annual net income from $8.0 million to $184.0 million in 2012, a compound annual growth rate of 17.9%.

The years 2007 through 2011 posed significant challenges for us and for our industry in the form of a prevailing decline in insurance premium rates, commonly referred to as a “soft market” and increased significant governmental involvement in the Florida insurance marketplace which resulted in a substantial loss of revenues for us. Additionally, beginning in the second half of 2008 and continuing throughout 2011, there was a general decline in insurable exposure units as the consequence of the general weakening of the economy in the United States. As a result, from the first quarter of 2007 through the fourth quarter of 2011 we experienced negative internal revenue growth each quarter. Part of the decline in 2007 was the result of the increased governmental involvement in the Florida insurance marketplace, as described below in “The Florida Insurance Overview.” In 2010 and 2011, continued declining exposure units had a greater negative impact on our commissions and fees revenue than declining insurance premium rates.

Beginning in the first quarter of 2012, many insurance premium rates began to slightly increase. Additionally, in the second quarter of 2012, the general declines in insurable exposure units started to flatten and these exposures units subsequently began to gradually increase during the year. As a result, we recorded positive internal revenue growth for each quarter of 2012 for each of our four divisions with two exceptions; the first quarter for the Retail Division and the third quarter for the National Programs Division, in which declines of 0.7% and 3.3%, respectively, were experienced. For 2012, our consolidated internal revenue growth rate was 2.6%.

For the three months ended March, 31, 2013, our consolidated internal revenue growth rate was 10.2% and again, each of our four divisions recorded positive internal revenue growth. In the event that the gradual increases in insurance premium rates and insurable exposure units that occurred in 2012 and in the first quarter of 2013 continue for the remainder of 2013, we should continue to see positive quarterly internal revenue growth rates for the remaining nine months of 2013.

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

In recent years, five national insurance companies have replaced the loss-ratio based profit-sharing contingent commission calculation with a guaranteed fixed-base methodology, referred to as “Guaranteed Supplemental Commissions” (“GSCs”). Since GSCs are not subject to the uncertainty of loss ratios, they are accrued throughout the year based on actual premiums written. As of December 31, 2012, we accrued and earned $9.1 million from GSCs during 2012, most of which was collected in the first quarter of 2013. For the three-month periods ended March 31, 2013 and 2012, we earned $2.2 million and $2.6 million, respectively, from GSCs.

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

In 2007, Citizens became the principal direct competitor of the insurance companies that underwrite the condominium program administered by one of our indirect subsidiaries, Florida Intracoastal Underwriters, Limited Company (“FIU”), and the excess and surplus lines insurers represented by wholesale brokers such as Hull & Company, Inc., another of our subsidiaries. Consequently, these operations lost significant amounts of revenue to Citizens. From 2008 through 2012, Citizens’ impact was not as dramatic as it had been in 2007; FIU’s core commissions and fees decreased 19.7% during this four-year period. Citizens continued to be competitive against the excess and surplus lines insurers, and therefore Citizens negatively affected the revenues of our Florida-based wholesale brokerage operations, such as Hull & Company, Inc. since 2007, although the impact has been decreasing each year.

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

Company Overview — First Quarter of 2013

We continued the trend, that began in the first quarter of 2012, of achieving a quarterly positive growth rate of our core organic commissions and fees in the first quarter of 2013. This positive growth rate of 10.2% for the first quarter of 2013 accounted for $27.3 million of new core organic commissions and fees, of which, $16.2 million was generated from our Colonial Claims operation in our Services Division as a result of the significant claims activity related to the 2012 Superstorm Sandy, and $7.3 million related to a new automobile aftermarket program in our National Programs Division.

Additionally, our profit-sharing contingent commissions and GSCs for the three months ended March 31, 2013 increased by $0.4 million over the first quarter of 2012. However, other income decreased $4.8 million as a result of the following two revenue events that occurred in the first quarter of 2012 but did not have comparable events in the three months ended March 31, 2013: (1) $2.6 million related to gains on the sale of books of businesses, and (2) $2.2 million related to a legal settlement that we received on the enforcement of non-piracy covenants contained in our employment agreements.

Income before income taxes in the three-month period ended March 31, 2013 increased over the same period in 2012 by 20.2%, or $16.7 million, to $99.5 million. Of the $16.7 million increase, $2.1 million related to the operations of the new acquisitions that were stand-alone offices, with the remaining $14.6 million generated primarily by net new business.

Acquisitions

Approximately 37,500 independent insurance agencies are estimated to be operating currently in the United States. Part of our continuing business strategy is to attract high-quality insurance intermediaries to join our operations. From 1993 through the first quarter of 2013, we acquired 440 insurance intermediary operations, excluding acquired books of business (customer accounts).

A summary of our acquisitions and related adjustments to the purchase price of prior acquisitions for the three months ended March 31, 2013 and 2012 are as follows (in millions, except for number of acquisitions):

	Number of Acquisitions		Estimated Annual	Cash	Other	Liabilities	Recorded Earn-out	Aggregate Purchase
	Asset	Stock	Revenues	Paid	Payable	Assumed	Payable	Price
2013	—	—	$—	$0.1	$(0.4)	$0.1	$(0.7)	$(1.1)
2012	2	1	$111.3	$401.2	$21.4	$131.9	$4.7	$559.2

During the three months ended March 31, 2013, we did not acquire any insurance intermediaries, however there were miscellaneous adjustments to the purchase price allocation of certain prior acquisitions acquired within the last twelve months as permitted by Accounting Standards Codification Topic 805 - Business Combinations.

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

We believe that of our significant accounting and reporting policies, the more critical policies include our accounting for revenue recognition, business acquisitions and purchase price allocations, intangible asset impairments and reserves for litigation. In particular, the accounting for these areas requires significant judgments to be made by management. Different assumptions in the application of these policies could result in material changes in our consolidated financial position or consolidated results of operations. Refer to Note 1 in the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2012 on file with the Securities and Exchange Commission (“SEC”) for details regarding our critical and significant accounting policies.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes.

Financial information relating to our Condensed Consolidated Financial Results for the three months ended March 31, 2013 and 2012, is as follows (in thousands, except percentages):

	For the three months ended March 31,
	2013	2012	% Change
REVENUES
Core commissions and fees	$306,532	$269,720	13.6%
Profit-sharing contingent commissions	25,039	24,221	3.4%
Guaranteed supplemental commissions	2,222	2,592	(14.3)%
Investment income	186	135	37.8%
Other income, net	1,033	5,818	(82.2)%

Total revenues	335,012	302,486	10.8%

EXPENSES
Employee compensation and benefits	159,498	149,596	6.6%
Non-cash stock-based compensation	3,850	3,747	2.7%
Other operating expenses	46,339	43,400	6.8%
Amortization	16,161	15,613	3.5%
Depreciation	4,167	3,641	14.4%
Interest	3,984	4,087	(2.5)%
Change in estimated acquisition earn-out payables	1,522	(388)	NMF (1)

Total expenses	235,521	219,696	7.2%

Income before income taxes	99,491	82,790	20.2%
Income taxes	39,360	33,357	18.0%

NET INCOME	$60,131	$49,433	21.6%

Net internal growth rate – core organic commissions and fees	10.2%	0.9%
Employee compensation and benefits ratio	47.6%	49.5%
Other operating expenses ratio	13.8%	14.3%

Capital expenditures	$2,947	$5,905
Total assets at March 31	$3,230,360	$3,017,447

(1)	NMF = Not a meaningful figure

Commissions and Fees

Commissions and fees, including profit-sharing contingent commissions and GSCs, for the first quarter of 2013 increased $37.3 million, or 12.6%, over the same period in 2012. Profit-sharing contingent commissions and GSCs for the first quarter of 2013 increased $0.4 million or 1.7%, over the first quarter of 2012, to $27.3 million. The net increase of $0.4 million was due primarily to increases in profit-sharing contingent commissions and GSCs in our Retail and Wholesale Brokerage Divisions of $3.5 million and $0.5 million, respectively, but was partially offset by a $4.1 million reduction in profit-sharing contingent commissions received by our Proctor Financial, Inc. (“Proctor”) operation. Core commissions and fees revenue for the first quarter of 2013 increased $36.8 million on a net basis, of which approximately $11.5 million represented core commissions and fees from agencies acquired since the second quarter of 2012. After divested business of $2.0 million, the remaining net increase of $27.3 million represented net new business, which reflects a 10.2% internal growth rate for core organic commissions and fees.

Investment Income

Investment income for the three months ended March 31, 2013 increased by $0.1 million, or 37.8% over the same period in 2012. This increase is primarily due to higher invested balances.

Other Income, net

Other income for the three months ended March 31, 2013 reflected income of $1.0 million, compared with $5.8 million in the same period in 2012. Other income consists primarily of gains and losses from the sale and disposition of assets. Although we are not in the business of selling customer accounts, we periodically will sell an office or a book of business (one or more customer accounts) that does not produce reasonable margins or demonstrate a potential for growth, or because doing so is otherwise in the Company’s interest. The $4.8 million decrease for the three months ended March 31, 2013 from the comparable period in 2012 was primarily due to the following two revenue events that occurred in the first quarter of 2012 which did not have comparable events in the three months ended March 31, 2013; (1) $2.6 million related to gains on the sale of books of businesses, and (2) $2.2 million related to a legal settlement that we received on the enforcement of non-piracy covenants contained in our employment agreements.

Employee Compensation and Benefits

Employee compensation and benefits expense as a percentage of total revenues decreased to 47.6% for the three months ended March 31, 2013, from the 49.5% for the three months ended March 31, 2012. Employee compensation and benefits for the first quarter of 2013 increased, on a net basis, approximately 6.6%, or $9.9 million, over the same period in 2012. However, that net increase included $2.2 million of new compensation costs related to new acquisitions that were stand-alone offices. Therefore, employee compensation and benefits expense attributable to those offices that existed in the same three-month period ended March 31, 2013 and 2012 (including the new acquisitions that combined with, or “folded into” those offices) increased by $7.7 million. The employee compensation and benefits expense increases in these offices were primarily related to an increase in staff and producer salaries ($4.1 million), an increase in commissioned producer compensation ($1.4 million), an increase in profit-center bonuses ($2.9 million), and an increase in the related payroll taxes ($0.8 million). These increases were partially offset by a $1.3 million decrease resulting from the 2012 one-time special bonus accrued for our Retail Division’s commissioned producers that was not replicated in 2013.

Non-Cash Stock-Based Compensation

The Company has an employee stock purchase plan, and grants stock options and non-vested stock awards under other equity-based plans to its employees. Compensation expense for all share-based awards is recognized in the financial statements based upon the grant-date fair value of those awards. Non-cash stock-based compensation expense for the three months ended March 31, 2013 increased $0.1 million, or 2.7%, over the same period in 2012 primarily due to new grants issued in January 2013 under our Stock Incentive Plan (“SIP”).

Other Operating Expenses

As a percentage of total revenues, other operating expenses represented 13.8% in the first quarter of 2013, a decrease from the 14.3% for the first quarter of 2012. Other operating expenses for the first quarter of 2013 increased $2.9 million, or 6.8%, over the same period of 2012, of which $0.6 million related to acquisitions that joined us as stand-alone offices since April 2012. Therefore, other operating expenses from those offices that existed in both the three-month periods ended March 31, 2013 and 2012 (including the new acquisitions that “folded into” those offices) increased by $2.4 million. The other operating expenses increases in these offices were primarily related to an increase in third-party inspection and processing fees as a result of net new business ($1.2 million), an increase in data processing and software licensing fees ($0.9 million), increase in foreign currency translation expense ($0.8 million), increased insurance costs ($0.6 million), and other miscellaneous net costs ($1.0 million). These increases were partially offset by a $2.1 million decrease in legal costs and errors and omission reserves.

Amortization

Amortization expense for the first quarter of 2013 increased $0.5 million, or 3.5%, over the first quarter of 2012. This increase was primarily due to the amortization of additional intangible assets as the result of 2012 acquisitions.

Depreciation

Depreciation expense for the first quarter of 2013 increased by $0.5 million, or 14.4%, over the first quarter of 2012. This increase was due primarily to 2012 acquisitions.

Interest Expense

Interest expense for the first quarter of 2013 decreased $0.1 million, or 2.5% from the first quarter of 2012. This decrease was a result of slightly lower debt levels.

Change in Estimated Acquisition Earn-Out Payables

Accounting Standards Codification (“ASC”) Topic 805 — Business Combinations is the authoritative guidance requiring an acquirer to recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities (with only limited exceptions) upon initially obtaining control of an acquired entity. Additionally, the fair value of contingent consideration arrangements (such as earn-out purchase arrangements) at the acquisition date must be included in the purchase price consideration. As a result, the recorded purchase prices for all acquisitions consummated after January 1, 2009 include an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in these earn-out obligations are required to be recorded in the consolidated statement of income when incurred. Estimations of potential earn-out obligations are typically based upon future earnings of the acquired entities, usually for periods ranging from one to three years.

The net charge or credit to the Consolidated Statement of Income for the period is the combination of the net change in the estimated acquisition earn-out payables balance, and the interest expense imputed on the outstanding balance of the estimated acquisition earn-out payables.

As of March 31, 2013 and 2012, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3). The resulting net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the three-month period ended March 31, 2013 and 2012 were as follows (in thousands):

	2013	2012
Change in fair value on estimated acquisition earn-out payables	$997	$(970)
Interest expense accretion	525	582

Net change in earnings from estimated acquisition earn-out payables	$1,522	$(388)

For the three months ended March 31, 2013 and 2012, the fair value of estimated earn-out payables was re-evaluated and increased by $1.0 million and decreased by $1.0 million, respectively, which resulted in a charge and a credit to the Condensed Consolidated Statement of Income. An acquisition is considered to be performing well if its operating profit exceeds the level needed to reach the minimum purchase price. However, a reduction in the estimated acquisition earn-out payable can occur even though the acquisition is performing well, if it is not performing at the level contemplated by our original estimate.

As of March 31, 2013, the estimated acquisition earn-out payables equaled $49,469,000, of which $15,781,000 was recorded as accounts payable and $33,688,000 was recorded as other non-current liability. As of March 31, 2012, the estimated acquisition earn-out payables equaled $51,908,000, of which $8,782,000 was recorded as accounts payable and $43,126,000 was recorded as other non-current liability.

Income Taxes

The effective tax rate on income from operations for the three-months ended March 31, 21013 and 2012, was 39.6% and 40.3%, respectively. The lower effective annual tax rates were primarily the result of lower average effective state income tax rates.

RESULTS OF OPERATIONS — SEGMENT INFORMATION

As discussed in Note 10 of the Notes to Condensed Consolidated Financial Statements, we operate four reportable segments or divisions: the Retail, National Programs, Wholesale Brokerage, and Services Divisions. On a divisional basis, increases in amortization, depreciation and interest expenses result from completed acquisitions within a given division in a particular year. Likewise, other income in each division primarily reflects net gains on sales of customer accounts and fixed assets. As such, in evaluating the operational efficiency of a division, management places emphasis on the net internal growth rate of core organic commissions and fees revenue, the gradual improvement of the ratio of total employee compensation and benefits to total revenues, and the gradual improvement of the ratio of other operating expenses to total revenues.

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

The internal growth rates for our core organic commissions and fees for the three months ended March 31, 2013 and 2012, by Division, are as follows (in thousands, except percentages):

2013	For the three months ended March 31,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
	2013	2012
Retail(1)	$158,950	$149,971	$8,979	6.0%	$7,830	$1,149	0.8%
National Programs	61,706	53,630	8,076	15.1%	1,483	6,593	12.3%
Wholesale Brokerage	43,271	38,366	4,905	12.8%	1,547	3,358	8.8%
Services	42,605	25,762	16,843	65.4%	657	16,186	62.8%

Total core commissions and fees	$306,532	$267,729	$38,803	14.5%	$11,517	$27,286	10.2%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Condensed Consolidated Statements of Income for the three months ended March 31, 2013, and 2012, is as follows (in thousands):

	For the three months ended March 31,
	2013	2012
Total core commissions and fees	$306,532	$267,729
Profit-sharing contingent commissions	25,039	24,221
Guaranteed supplemental commissions	2,222	2,592
Divested business	—	1,991

Total commission and fees	$333,793	$296,533

(1)	The Retail Division includes commissions and fees reported in the “Other” column of the Segment Information in Note 10 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

2012	For the three months ended March 31,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
	2012	2011
Retail(1)	$151,946	$140,365	$11,581	8.3%	$12,544	$(963)	(0.7)%
National Programs	53,630	34,095	19,535	57.3%	19,324	211	0.6%
Wholesale Brokerage	38,382	35,871	2,511	7.0%	549	1,962	5.5%
Services	25,762	15,823	9,939	62.8%	9,060	879	5.6%

Total core commissions and fees	$269,720	$226,154	$43,566	19.3%	$41,477	$2,089	0.9%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Condensed Consolidated Statements of Income for the three months ended March 31, 2012, and 2011, is as follows (in thousands):

	For the three months ended March 31,
	2012	2011
Total core commissions and fees	$269,720	$226,154
Profit-sharing contingent commissions	24,221	28,880
Guaranteed supplemental commissions	2,592	3,304
Divested business	—	3,114

Total commission and fees	$296,533	$261,452

(1)	The Retail Division includes commissions and fees reported in the “Other” column of the Segment Information in Note 10 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

Retail Division

The Retail Division provides a broad range of insurance products and services to commercial, public and quasi-public, professional and individual insured customers. Approximately 95.7% of the Retail Division’s commissions and fees revenue are commission-based. Because most of our other operating expenses do not change as premiums fluctuate, we believe that most of any fluctuation in the commissions, net of related compensation, which we receive will be reflected in our income before income taxes.

Financial information relating to Brown & Brown’s Retail Division for the three months ended March 31, 2013 and 2012 is as follows (in thousands, except percentages):

	For the three months ended March 31,
	2013	2012	% Change
REVENUES
Core commissions and fees	$159,096	$152,592	4.3%
Profit-sharing contingent commissions	13,301	9,534	39.5%
Guaranteed supplemental commissions	1,719	2,013	(14.6)%
Investment income	23	25	(8.0)%
Other income, net	429	3,040	(85.9)%

Total revenues	174,568	167,204	4.4%

EXPENSES
Employee compensation and benefits	84,442	82,661	2.2%
Non-cash stock-based compensation	1,543	1,304	18.3%
Other operating expenses	25,842	24,994	3.4%
Amortization	8,811	8,527	3.3%
Depreciation	1,371	1,258	9.0%
Interest	6,200	6,934	(10.6)%
Change in acquisition earn-out payables	148	(674)	NMF (1)

Total expenses	128,357	125,004	2.7%

Income before income taxes	$46,211	$42,200	9.5%

Net internal growth rate – core organic commissions and fees	0.8%	(0.7)%
Employee compensation and benefits ratio	48.4%	49.4%
Other operating expenses ratio	14.8%	14.9%

Capital expenditures	$1,335	$1,061
Total assets at March 31	$2,483,391	$2,188,467

(1)	NMF = Not a meaningful figure

The Retail Division’s total revenues during the three months ended March 31, 2013, increased 4.4%, or $7.4 million, over the same period in 2012, to $174.6 million. Profit-sharing contingent commissions and GSCs for the first quarter of 2013 increased $3.5 million, or 30.1%, from the first quarter of 2012, to $15.0 million. The $6.5 million net increase in core commissions and fees revenue resulted from the following factors: (i) an increase of approximately $7.4 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2012; (ii) a decrease of $2.0 million related to commissions and fees revenue recorded in the first quarter of 2012 from business divested during 2012; and (iii) the remaining net increase of $1.1 million primarily related to net new business. The Retail Division’s internal growth rate for core organic commissions and fees revenue was 0.8% for the first quarter of 2013, and was driven by slightly increasing insurable exposure units in most areas of the United States, and slight increases in general insurance premium rates.

Income before income taxes for the three months ended March 31, 2013, increased 9.5%, or $4.0 million, over the same period in 2012, to $46.2 million. This increase was primarily due to net new business, the earnings generated by acquisitions, and the increase in profit-sharing contingent commissions, but partially off-set by $2.6 million reduction in other income primarily due to gains on the sale of books of businesses in 2012. Additionally, there were continued improved efficiencies relating to certain other operating expenses, such as, bad debt and office rent expenses. However, $1.3 million of reduced bonus compensation related to a special one-time bonus for the three months ended March 31, 2012 whereby our commissioned producers were eligible for an extra 5% commission on their 2011 production results if their 2012 production exceeded their 2011 production by at least 5%, which was not replicated in 2013.

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

Financial information relating to our National Programs Division for the three months ended March 31, 2013 and 2012 is as follows (in thousands, except percentages):

	For the three months ended March 31,
	2013	2012	% Change
REVENUES
Core commissions and fees	$61,706	$53,630	15.1%
Profit-sharing contingent commissions	6,844	10,519	(34.9)%
Guaranteed supplemental commissions	114	194	(41.2)%
Investment income	5	—	100.0%
Other income, net	271	264	2.7%

Total revenues	68,940	64,607	6.7%

EXPENSES
Employee compensation and benefits	32,159	26,487	21.4%
Non-cash stock-based compensation	947	825	14.8%
Other operating expenses	12,157	10,280	18.3%
Amortization	3,519	3,176	10.8%
Depreciation	1,248	1,142	9.3%
Interest	5,694	6,652	(14.4)%
Change in acquisition earn-out payables	(796)	88	NMF (1)

Total expenses	54,928	48,650	12.9%

Income before income taxes	$14,012	$15,957	(12.2)%

Net internal growth rate – core organic commissions and fees	12.3%	0.6%
Employee compensation and benefits ratio	46.6%	41.0%
Other operating expenses ratio	17.6%	15.9%

Capital expenditures	$892	$2,416
Total assets at March 31	$1,194,383	$1,154,666

(1)	NMF = Not a meaningful figure

Total revenues for National Programs for the three months ended March 31, 2013, increased 6.7%, or $4.3 million, over the same period in 2012, to $68.9 million. Profit-sharing contingent commissions and GSCs for the first quarter of 2013 decreased $3.8 million, or 35.1%, from the first quarter of 2012 due primarily to a $4.1 million reduction in profit-sharing contingent commissions received by Proctor. Proctor’s profit-sharing contingent commissions declined in the 2013 because certain insurance carriers’ loss-ratios increased over those in the prior contract period. The $8.1 million net increase in core commissions and fees revenue resulted from the following factors: (i) an increase of approximately $1.5 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2012; and (ii) the remaining net increase of $6.6 million primarily related to net new business. The National Programs Division’s internal growth rate for core organic commissions and fees revenue was 12.3% for the three months ended March 31, 2013. Of the $6.6 million of net new business, $6.3 million related to a net increase in commissions and fees revenue from our Arrowhead operations.

Income before income taxes for the three months ended March 31, 2013 decreased 12.2%, or $2.0 million, from the same period in 2012, to $14.0 million. This net decrease was primarily due to the $3.8 million reduction in profit-sharing contingent commissions, but which was partially offset by the net decreases in the inter-company interest expense allocation of $1.0 million and changes in estimated acquisition earn-out payables of $0.9 million.

Wholesale Brokerage Division

The Wholesale Brokerage Division markets and sells excess and surplus commercial and personal lines insurance and reinsurance, primarily through independent agents and brokers. Like the Retail and National Programs Divisions, the Wholesale Brokerage Division’s revenues are primarily commission-based.

Financial information relating to our Wholesale Brokerage Division for the three months ended March 31, 2013 and 2012 is as follows (in thousands, except percentages):

	For the three months ended March 31,
	2013	2012	% Change
REVENUES
Core commissions and fees	$43,271	$38,382	12.7%
Profit-sharing contingent commissions	4,894	4,168	17.4%
Guaranteed supplemental commissions	389	597	(34.8)%
Investment income	5	6	(16.7)%
Other income, net	138	151	(8.6)%

Total revenues	48,697	43,304	12.5%

EXPENSES
Employee compensation and benefits	23,215	21,430	8.3%
Non-cash stock-based compensation	357	302	18.2%
Other operating expenses	9,754	7,985	22.2%
Amortization	2,897	2,787	3.9%
Depreciation	707	656	7.8%
Interest	755	1,226	(38.4)%
Change in acquisition earn-out payables	650	41	NMF (1)

Total expenses	38,335	34,427	11.4%

Income before income taxes	$10,362	$8,877	16.7%

Net internal growth rate – core organic commissions and fees	8.8%	5.5%
Employee compensation and benefits ratio	47.7%	49.5%
Other operating expenses ratio	20.0%	18.4%

Capital expenditures	$536	$1,174
Total assets at March 31	$882,273	$768,444

(1)	NMF = Not a meaningful figure

The Wholesale Brokerage Division’s total revenues for the three months ended March 31, 2013, increased 12.5%, or $5.4 million, over the same period in 2012, to $48.7 million. Profit-sharing contingent commissions and GSCs for the first quarter of 2013 increased $0.5 million, or 10.9%, from the same quarter of 2012. The $4.9 million net increase in core commissions and fees revenue resulted from the following factors: (i) an increase of approximately $1.5 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2012; and (ii) the remaining net increase of $3.4 million primarily related to net new business. As such, the Wholesale Brokerage Division’s internal growth rate for core organic commissions and fees revenue was 8.8% for the first quarter of 2013.

Income before income taxes for the three months ended March 31, 2013, increased 16.7%, or $1.5 million, over the same period in 2012, to $10.4 million, primarily due to net new business, an increase in profit-sharing contingent commissions and a net reduction in the inter-company interest expense allocation of $0.5 million.

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

Unlike our other Divisions, nearly all of the Services Division’s commissions and fees revenue was generated from fees, which are not significantly affected by fluctuations in general insurance premiums.

Financial information relating to our Services Division for the three months ended March 31, 2013 and 2012 is as follows (in thousands, except percentages):

	For the three months ended March 31,
	2013	2012	% Change
REVENUES
Core commissions and fees	$42,605	$25,762	65.4%
Profit-sharing contingent commissions	—	—	—%
Guaranteed supplemental commissions	—	—	—%
Investment income	1	—	100.0%
Other income, net	41	68	(39.7)%

Total revenues	42,647	25,830	65.1%

EXPENSES
Employee compensation and benefits	16,746	13,868	20.8%
Non-cash stock-based compensation	168	131	28.2%
Other operating expenses	7,018	5,829	20.4%
Amortization	924	1,113	(17.0)%
Depreciation	397	225	76.4%
Interest	1,921	1,520	26.4%
Change in acquisition earn-out payables	1,520	157	868.2%

Total expenses	28,694	22,843	25.6%

Income before income taxes	$13,953	$2,987	367.1%

Net internal growth rate – core organic commissions and fees	62.8%	5.6%
Employee compensation and benefits ratio	39.3%	53.7%
Other operating expenses ratio	16.5%	22.6%

Capital expenditures	$119	$361
Total assets at March 31	$248,882	$269,623

The Services Division’s total revenues for the three months ended March 31, 2013 increased 65.1%, or $16.8 million, over the same period in 2012, to $42.6 million. The $16.8 million net increase in commissions and fees revenue resulted from the following factors: (i) an increase of approximately $0.6 million related to the core commissions and fees revenue from the TPA business acquired as part of the Arrowhead acquisition, which had no comparable revenues in the same period of 2012; and (ii) net new business of $16.2 million, which was almost exclusively due to our Colonial Claims operation and the impact of the significant flood claims resulting from the 2012 Superstorm Sandy. As such, the Services Division’s internal growth rate for core organic commissions and fees revenue was 62.8% for the first quarter of 2013.

Income before income taxes for the three months ended March 31, 2013, increased 367.1%, or $11.0 million, over the same period in 2012, to $14.0 million, primarily due to net new business from our Colonial Claims operation.

Other

As discussed in Note 10 of the Notes to Condensed Consolidated Financial Statements, the “Other” column in the Segment Information table includes any income and expenses not allocated to reportable segments, and corporate-related items, including the inter-company interest expense charges to reporting segments.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents of $340.2 million at March 31, 2013, reflected an increase of $120.4 million from the $219.8 million balance at December 31, 2012. For the three-month period ended March 31, 2013, $137.0 million of cash was provided from operating activities. Also during this period, $2.9 million was used for additions to fixed assets, and $13.0 million was used for payment of dividends.

Our ratio of current assets to current liabilities (the “current ratio”) was 1.43 and 1.34 at March 31, 2013 and December 31, 2012, respectively.

Contractual Cash Obligations

As of March 31, 2013, our contractual cash obligations were as follows:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$450,093	$93	$125,000	$225,000	$100,000
Other liabilities(1)	48,098	22,879	15,452	5,954	3,813
Operating leases	134,608	29,918	48,178	31,447	25,065
Interest obligations	49,438	15,825	19,649	11,901	2,063
Unrecognized tax benefits	106	—	106	—	—
Maximum future acquisition contingency payments(2)	147,631	46,100	101,531	—	—

Total contractual cash obligations	$829,974	$114,815	$309,916	$274,302	$130,941

(1)	Includes the current portion of other long-term liabilities.
(2)	Includes $49.5 million of current and non-current estimated earn-out payables resulting from acquisitions consummated after January 1, 2009.

In July 2004, we completed a private placement of $200.0 million of unsecured senior notes (the “Notes”). The $200.0 million was divided into two series: (1) Series A, which closed on September 15, 2004, for $100.0 million due in 2011 and bore interest at 5.57% per year; and (2) Series B, which closed on July 15, 2004, for $100.0 million due in 2014 and bearing interest at 6.08% per year. We have used the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. On September 15, 2011, the $100.0 million of Series A Notes were redeemed on their normal maturity date. As of March 31, 2013 and December 31, 2012, there was an outstanding balance on the Notes of $100.0 million.

On December 22, 2006, we entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). On September 30, 2009, we and the Purchaser amended the Master Agreement to extend the term of the agreement until August 20, 2012. The Purchaser also purchased Notes issued by us in 2004. The Master Agreement provides for a $200.0 million private uncommitted “shelf” facility for the issuance of senior unsecured notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten years, as the parties may determine. The Master Agreement includes various covenants, limitations and events of default similar to the Notes issued in 2004. The initial issuance of notes under the Master Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.66% per year. On February 1, 2008, $25.0 million in Series D Senior Notes due January 15, 2015, with a fixed interest rate of 5.37% per year, were issued. On September 15, 2011, and pursuant to a Confirmation of Acceptance, dated January 21, 2011 (the “Confirmation”), in connection with the Master Agreement, $100.0 million in Series E Senior Notes due September 15, 2018, with a fixed interest rate of 4.50% per year, were issued. The Series E Senior Notes were issued for the sole purpose of retiring the Series A Senior Notes. As of March 31, 2013, and December 31, 2012, there was an outstanding debt balance of $150.0 million attributable to notes issued under the provisions of the Master Agreement. The Master Agreement expired on September 30, 2012 and was not extended.

On October 12, 2012, we entered into a Master Note Facility Agreement (the “New Master Agreement”) with another national insurance company (the “New Purchaser”). The New Purchaser also purchased Notes issued by us in 2004. The New Master Agreement provides for a $125.0 million private uncommitted “shelf” facility for the issuance of unsecured senior notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten years, as the parties may determine. The New Master Agreement includes various covenants, limitations and events of default similar to the Master Agreement. At March 31, 2013 and December 31, 2012, there were no borrowings against this facility.

On June 12, 2008, we entered into an Amended and Restated Revolving Loan Agreement dated as of June 3, 2008 (the “Prior Loan Agreement”), with a national banking institution, amending and restating the Revolving Loan Agreement dated September 29, 2003, as amended (the “Revolving Agreement”), to increase the lending commitment to $50.0 million (subject to potential increases up to $100.0 million) and to extend the maturity date from December 20, 2011, to June 3, 2013. The Revolving Agreement initially provided for a revolving credit facility in the maximum principal amount of $75.0 million. After a series of amendments that provided covenant exceptions for the notes issued or to be issued under the Master Agreement and relaxed or deleted certain other covenants, the maximum principal amount was reduced to $20.0 million. At March 31, 2013 and December 31, 2012, there were no borrowings against this facility.

On January 9, 2012, we entered into: (1) an amended and restated revolving and term loan credit agreement (the “SunTrust Agreement”) with SunTrust Bank (“SunTrust”) that provides for (a) a $100.0 million term loan (the “SunTrust Term Loan”) and (b) a $50.0 million revolving line of credit (the “SunTrust Revolver”) and (2) a $50.0 million promissory note (the “JPM Note”) in favor of JPMorgan Chase Bank, N.A. (“JPMorgan”), pursuant to a letter agreement executed by JP Morgan (together with the JPM Note, (the “JPM Agreement”) that provided for a $50.0 million uncommitted line of credit bridge facility (the “JPM Bridge Facility”). The SunTrust Term Loan, the SunTrust Revolver and the JPM Bridge Facility were each funded on January 9, 2012, and provided the financing for the Arrowhead acquisition. The SunTrust Agreement amended and restated the Prior Loan Agreement.

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

The 30-day LIBOR and Adjusted LIBOR Rate as of March 31, 2013 were 0.20% and 0.25%, respectively.

The Notes, the New Master Agreement, the SunTrust Agreement and the JPM Agreement all require that we maintain certain financial ratios and comply with certain other covenants. We were in compliance with all such covenants as of March 31, 2013 and December 31, 2012.

Neither we nor our subsidiaries has ever incurred off-balance sheet obligations through the use of, or investment in, off-balance sheet derivative financial instruments or structured finance or special purpose entities organized as corporations, partnerships or limited liability companies or trusts.

We believe that our existing cash, cash equivalents, short-term investment portfolio and funds generated from operations, together with the SunTrust Agreement, the JPM Agreement, and the New Master Agreement, will be sufficient to satisfy our normal liquidity needs through at least the end of 2013. Additionally, we believe that funds generated from future operations will be sufficient to satisfy our normal liquidity needs, including the required annual principal payments on our long-term debt.

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

Our invested assets are held as cash and cash equivalents, restricted cash and investments, available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit. These investments are subject to interest rate risk and equity price risk. The fair values of our cash and cash equivalents, restricted cash and investments, and certificates of deposit at March 31, 2013, and December 31, 2012, approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.

We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation (the “Evaluation”) required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of March 31, 2013. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

In Item 3 of Part I of the Company’s Annual Report on Form 10-K for its fiscal year ending December 31, 2012, certain information concerning certain legal proceedings and other matters was disclosed. Such information was current as of the date of filing. During the Company’s fiscal quarter ending March 31, 2013, no new legal proceedings, or material developments with respect to existing legal proceedings, occurred which require disclosure in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

There were no material changes in the risk factors previously disclosed in Item 1A, “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this Report:

3.1	Articles of Amendment to Articles of Incorporation (adopted April 24, 2003) (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 2003), and Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 1999).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on March 2, 2012).

10.1	Employment Agreement, dated as of January 9, 2012 and Non-Competition, Non-Solicitation, Confidentiality and Non-Disclosure Agreement, dated as of January 9, 2012, between the Registrant and Chris L. Walker.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	These interactive date files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN & BROWN, INC.

/S/ CORY T. WALKER
Date: May 9, 2013	Cory T. Walker Sr. Vice President, Chief Financial Officer and Treasurer (duly authorized officer, principal financial officer and principal accounting officer)