Form 10-Q
period 2013-06-30
BROWN & BROWN INC
filed 2013-08-02
CIK 79282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of the Registrant’s common stock, $.10 par value, outstanding as of July 31, 2013 was 144,899,681.

BROWN & BROWN, INC.

Disclosure Regarding Forward-Looking Statements

Brown & Brown, Inc., together with its subsidiaries (collectively, “we,” “Brown & Brown” or the “Company”), make “forward-looking statements” within the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995, as amended, throughout this report and in the documents we incorporate by reference into this report. You can identify these statements by forward-looking words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “plan” and “continue” or similar words. We have based these statements on our current expectations about future events. Although we believe the expectations expressed in the forward-looking statements included in this Form 10-Q and the reports, statements, information and announcements incorporated by reference into this report are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. Many of these factors have previously been identified in filings or statements made by us or on our behalf. Important factors which could cause our actual results to differ materially from the forward-looking statements in this report include the following items, in addition to those matters described in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

•	Projections of revenues, income, losses, cash flows, and capital expenditures;

•	Future prospects;

•	Plans for future operations;

•	Expectations of the economic environment;

•	Material adverse changes in economic conditions in the markets we serve and in the general economy;

•	Future regulatory actions and conditions in the states in which we conduct our business;

•	Competition from others in the insurance agency, wholesale brokerage, insurance programs and service business;

•

The occurrence of adverse economic conditions, an adverse regulatory climate, or a disaster in California, Florida, Georgia, Indiana, Massachusetts, Michigan, New Jersey, New York, Pennsylvania, Texas and Washington, because a significant portion of business written by Brown & Brown is for customers located in these states;

•

The integration of our operations with those of businesses or assets we have acquired, including our January 2012 acquisition of Arrowhead General Insurance Agency Superholding Corporation (“Arrowhead”) and our July 2013 acquisition of Beecher Carlson Holdings, Inc. (“Beecher”), or may acquire in the future and the failure to realize the expected benefits of such acquisition and integration;

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

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share data)	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
REVENUES
Commissions and fees	$324,150	$289,942	$657,943	$586,475
Investment income	239	187	425	322
Other income, net	1,403	787	2,436	6,605

Total revenues	325,792	290,916	660,804	593,402

EXPENSES
Employee compensation and benefits	163,514	150,752	323,012	300,348
Non-cash stock-based compensation	3,623	3,738	7,473	7,485
Other operating expenses	47,397	42,220	93,736	85,620
Amortization	16,121	15,881	32,282	31,494
Depreciation	4,263	3,784	8,430	7,425
Interest	3,997	4,000	7,981	8,087
Change in estimated acquisition earn-out payables	656	(604)	2,178	(992)

Total expenses	239,571	219,771	475,092	439,467

Income before income taxes	86,221	71,145	185,712	153,935

Income taxes	34,214	28,674	73,574	62,031

Net income	$52,007	$42,471	$112,138	$91,904

Net income per share:
Basic	$0.36	$0.30	$0.78	$0.64

Diluted	$0.36	$0.29	$0.77	$0.63

Weighted average number of shares outstanding:
Basic	140,836	139,086	140,816	139,044

Diluted	143,021	141,828	142,938	141,664

Dividends declared per share	$0.09	$0.0850	$0.1800	$0.1700

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except per share data)	June 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$385,525	$219,821
Restricted cash and investments	210,538	164,564
Short-term investments	12,205	8,183
Premiums, commissions and fees receivable	310,486	302,725
Deferred income taxes	15,051	24,408
Other current assets	38,767	39,811

Total current assets	972,572	759,512

Fixed assets, net	72,929	74,337
Goodwill	1,722,828	1,711,514
Amortizable intangible assets, net	538,767	566,538
Other assets	19,224	16,157

Total assets	$3,326,320	$3,128,058

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Premiums payable to insurance companies	$476,529	$406,704
Premium deposits and credits due customers	31,216	32,867
Accounts payable	46,884	48,524
Accrued expenses and other liabilities	107,153	79,593
Current portion of long-term debt	33	93

Total current liabilities	661,815	567,781

Long-term debt	450,000	450,000

Deferred income taxes, net	249,195	237,630

Other liabilities	63,252	65,314

Shareholders’ Equity:
Common stock, par value $0.10 per share; authorized 280,000 shares; issued and outstanding 144,045 at 2013 and 143,878 at 2012	14,405	14,388
Additional paid-in capital	344,354	335,872
Retained earnings	1,543,299	1,457,073

Total shareholders’ equity	1,902,058	1,807,333

Total liabilities and shareholders’ equity	$3,326,320	$3,128,058

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended June 30,
(in thousands)	2013	2012
Cash flows from operating activities:
Net income	$112,138	$91,904
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	32,282	31,494
Depreciation	8,430	7,425
Non-cash stock-based compensation	7,473	7,485
Change in estimated acquisition earn-out payables	2,178	(992)
Deferred income taxes	20,922	25,385
Income tax benefit from exercise of shares from the stock benefit plans	(307)	(55)
Net gain on sales of investments, fixed assets and customer accounts	(974)	(2,361)
Payments on acquisition earn-outs in excess of original estimated payables	(1,926)	—
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Restricted cash and investments (increase)	(45,974)	(62,005)
Premiums, commissions and fees receivable (increase)	(6,307)	(6,355)
Other assets (increase)	(1,386)	(9,747)
Premiums payable to insurance companies increase	69,008	50,028
Premium deposits and credits due customers (decrease)	(1,651)	(854)
Accounts payable increase	6,725	33,269
Accrued expenses and other liabilities increase (decrease)	27,517	(27,969)
Other liabilities (decrease)	(6,263)	(23,903)

Net cash provided by operating activities	221,885	112,749

Cash flows from investing activities:
Additions to fixed assets	(7,123)	(12,677)
Payments for businesses acquired, net of cash acquired	(14,384)	(369,733)
Proceeds from sales of fixed assets and customer accounts	513	4,504
Purchases of investments	(9,935)	(3,147)
Proceeds from sales of investments	5,914	3,084

Net cash used in investing activities	(25,015)	(377,969)

Cash flows from financing activities:
Payments on acquisition earn-outs	(6,153)	(1,645)
Proceeds from long-term debt	—	200,000
Payments on long-term debt	(60)	(624)
Borrowings on revolving credit facilities	—	100,000
Payments on revolving credit facilities	—	(100,000)
Income tax benefit from exercise of shares from the stock benefit plans	307	55
Issuances of common stock for employee stock benefit plans	725	288
Repurchase stock benefit plan shares for employees to fund tax withholdings	(73)	(1,084)
Cash dividends paid	(25,912)	(24,363)

Net cash (used in) provided by financing activities	(31,166)	172,627

Net increase (decrease) in cash and cash equivalents	165,704	(92,593)
Cash and cash equivalents at beginning of period	219,821	286,305

Cash and cash equivalents at end of period	$385,525	$193,712

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1· Nature of Operations

Brown & Brown, Inc., a Florida corporation, and its subsidiaries (collectively, “Brown & Brown” or the “Company”) is a diversified insurance agency, insurance programs, wholesale brokerage and services organization that markets and sells to its customers insurance products and services, primarily in the property and casualty area. Brown & Brown’s business is divided into four reportable segments: the Retail Division, which provides a broad range of insurance products and services to commercial, public and quasi-public entities, professional and individual customers; the National Programs Division, which provides professional liability and related package products for certain professionals delivered through nationwide networks of independent agents, and markets targeted products and services designated for specific industries, trade groups, public and quasi-public entities and market niches; the Wholesale Brokerage Division, which markets and sells excess and surplus commercial insurance and reinsurance, primarily through independent agents and brokers; and the Services Division, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside services, Social Security disability and Medicare benefits advocacy services, and catastrophe claims adjusting services.

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

Results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share data)	2013	2012	2013	2012

Net income	$52,007	$42,471	$112,138	$91,904

Net income attributable to unvested awarded performance stock	(1,157)	(1,248)	(2,467)	(2,744)

Net income attributable to common shares	$50,850	$41,223	$109,671	$89,160

Weighted average number of common shares outstanding – basic	144,041	143,298	143,984	143,323

Less unvested awarded performance stock included in weighted average number of common shares outstanding – basic	(3,205)	(4,212)	(3,168)	(4,279)

Weighted average number of common shares outstanding for basic earnings per common share	140,836	139,086	140,816	139,044

Dilutive effect of stock options	2,185	2,742	2,122	2,620

Weighted average number of shares outstanding – diluted	143,021	141,828	142,938	141,664

Net income per share:
Basic	$0.36	$0.30	$0.78	$0.64

Diluted	$0.36	$0.29	$0.77	$0.63

NOTE 4· Business Combinations

Acquisitions in 2013

During the six months ended June 30, 2013, Brown & Brown has acquired the assets and assumed certain liabilities of two insurance intermediaries and a book of business (customer accounts). The aggregate purchase price of these acquisitions was $17,865,000, including $14,366,000 of cash payments, the issuance of $85,000 in other payables, the assumption of $860,000 of liabilities and $2,554,000 of recorded earn-out payables. All of these acquisitions were acquired primarily to expand Brown & Brown’s core businesses and to attract and hire high-quality individuals. Acquisition purchase prices are typically based on a multiple of average annual operating profit earned over a one- to three-year period within a minimum and maximum price range. The recorded purchase price for all acquisitions consummated after January 1, 2009 included an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations will be recorded in the consolidated statement of income when incurred.

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

Based on the acquisition date and the complexity of the underlying valuation work, certain amounts included in the Company’s Consolidated Financial Statements may be provisional and thus subject to further adjustments within the permitted measurement period, as defined in ASC Topic 805 – Business Combinations (“ASC 805”). For the six months ended June 30, 2013, several adjustments were made within the permitted measurement period that resulted in reduction to the aggregate purchase price of the applicable acquisitions of $1,115,000, including $18,000 of cash payments, a reduction of $454,000 in other payables, the assumption of $42,000 of liabilities and the reduction of $721,000 in recorded earn-out payables.

The following table summarizes the aggregate purchase price allocations made as of the date of each acquisition for current year acquisitions and adjustments made during the measurement period for prior year acquisitions:

(in thousands)
Name	Business Segment	Date of Acquisition	Cash Paid	Other Payable	Recorded Earn-Out Payable	Net Assets Acquired	Maximum Potential Earn- Out Payable
Arrowhead General Insurance Agency Superholding Corporation	National Programs; Services	January 9, 2012	$—	$(454)	$—	$(454)	$—
Insurcorp & GGM Investments LLC	Retail	May 1, 2012	—	—	(834)	(834)	—
Richard W. Endlar Insurance Agency, Inc.	Retail	May 1, 2012	—	—	220	220	—
Texas Security General Insurance Agency, Inc.	Wholesale Brokerage	September 1, 2012	—	—	(107)	(107)	—
The Rollins Agency, Inc.	Retail	June 1, 2013	13,792	50	2,256	16,098	4,300
Other	Various	Various	592	35	298	925	448

Total			$14,384	$(369)	$1,833	$15,848	$4,748

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisitions and adjustments made during the measurement period for prior year acquisition:

(in thousands)	Rollins	Arrowhead	Insurcorp	Endlar	Texas Security	Other	Total
Other current assets	$—	$—	$—	$—	$25	$1,455	$1,480
Fixed assets	30	—	—	—	—	1	31
Goodwill	13,019	(454)	(566)	216	(843)	(685)	10,687
Purchased customer accounts	3,876	—	(268)	4	708	170	4,490
Non-compete agreements	31	—	—	—	—	31	62

Total assets acquired	16,956	(454)	(834)	220	(110)	972	16,750
Other current liabilities	(858)	—	—	—	3	(47)	(902)

Net assets acquired	$16,098	$(454)	$(834)	$220	$(107)	$925	$15,848

The weighted average useful lives for the acquired amortizable intangible assets are as follows: purchased customer accounts, 15.0 years; and non-compete agreements, 5.0 years.

Goodwill of $10,687,000, was allocated to the Retail, National Programs and Wholesale Brokerage Divisions in the amounts of $11,984,000, ($454,000) and ($843,000), respectively. Of the total goodwill of $10,687,000, $9,308,000 is currently deductible for income tax purposes and ($454,000) is non-deductible. The remaining $1,833,000 relates to the earn-out payables and will not be deductible until it is earned and paid.

The results of operations for the acquisitions completed during 2013 have been combined with those of the Company since their respective acquisition dates. The total revenues and income before income taxes from the acquisitions completed through June 30, 2013, included in the Condensed Consolidated Statement of Income for the three and six months ended June 30, 2013, were $627,000 and $142,000, respectively. If the acquisitions had occurred as of the beginning of the period, the Company’s results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

(UNAUDITED)	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share data)	2013	2012	2013	2012
Total revenues	$326,753	$292,242	$663,460	$596,931
Income before income taxes	86,506	71,528	186,503	154,953
Net income	52,179	42,700	112,616	92,511

(UNAUDITED)	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share data)	2013	2012	2013	2012
Net income per share:
Basic	$0.36	$0.30	$0.78	$0.65
Diluted	$0.36	$0.29	$0.77	$0.63

Weighted average number of shares outstanding:
Basic	140,836	139,086	140,816	139,044
Diluted	143,021	141,828	142,938	141,664

Acquisitions in 2012

During the six months ended June 30, 2012, Brown & Brown acquired the assets and assumed certain liabilities of seven insurance intermediaries and all of the stock of one insurance intermediary. The aggregate purchase price of these acquisitions was $599,122,000, including $428,612,000 of cash payments, the issuance of notes payable of $59,000, the issuance of $23,594,000 in other payables, the assumption of $133,938,000 of liabilities and $12,919,000 of recorded earn-out payables. All of these acquisitions were acquired primarily to expand Brown & Brown’s core businesses and to attract and hire high-quality individuals. Acquisition purchase prices are typically based on a multiple of average annual operating profit earned over a one- to three-year period within a minimum and maximum price range. The recorded purchase price for all acquisitions consummated after January 1, 2009 included an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations will be recorded in the consolidated statement of income when incurred.

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

The acquisition made during the six months ended June 30, 2012 have been accounted for as business combinations and were as follows:

(in thousands)
Name	Business Segment	2012 Date of Acquisition	Cash Paid	Note Payable	Other Payable	Recorded Earn-Out Payable	Net Assets Acquired	Maximum Potential Earn-Out Payable
Arrowhead General Insurance Agency Superholding Corporation	National Programs; Services	January 9	$397,531	$—	$22,694	$3,634	$423,859	$5,000
Insurcorp & GGM Investments LLC (d/b/a Maalouf Benefit Resources)	Retail	May 1	15,500	—	900	4,932	21,332	17,000
Other	Various	Various	15,581	59	—	4,353	19,993	10,235

Total			$428,612	$59	$23,594	$12,919	$465,184	$32,235

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition:

(in thousands)	Arrowhead	Insurcorp	Other	Total
Cash	$61,786	$—	$—	$61,786
Other current assets	68,381	—	219	68,600
Fixed assets	4,629	25	67	4,721
Goodwill	321,774	14,856	12,931	349,561

(in thousands)	Arrowhead	Insurcorp	Other	Total
Purchased customer accounts	99,515	6,529	8,190	114,234
Non-compete agreements	100	22	97	219
Other assets	1	—	—	1

Total assets acquired	556,186	21,432	21,504	599,122
Other current liabilities	(105,905)	(100)	(1,510)	(107,515)
Deferred income taxes, net	(26,423)	—	—	(26,423)

Total liabilities assumed	(132,328)	(100)	(1,510)	(133,938)

Net assets acquired	$423,858	$21,332	$19,994	$465,184

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

For acquisitions consummated prior to January 1, 2009, additional consideration paid to sellers as a result of purchase price earn-out provisions are recorded as adjustments to intangible assets when the contingencies are settled. The net additional consideration paid by the Company in 2013 as a result of these adjustments totaled $627,000, all of which was allocated to goodwill. Of the $627,000 net additional consideration paid, $627,000 was issued as an other payable. The net additional consideration paid by the Company in 2012 as a result of these adjustments totaled $2,907,000, all of which was allocated to goodwill. Of the $2,907,000 net additional consideration paid, $2,907,000 was paid in cash.

As of June 30, 2013, the maximum future contingency payments related to all acquisitions totaled $135,199,000, all of which relates to acquisitions consummated subsequent to January 1, 2009.

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

As of June 30, 2013 and 2012, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3). The resulting additions, payments, and net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the three and six months ended June 30, 2013 and 2012, were as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2013	2012	2013	2012
Balance as of the beginning of the period	$49,469	$51,908	$52,987	$47,715
Additions to estimated acquisition earn-out payables	2,554	8,205	1,833	12,919
Payments for estimated acquisition earn-out payables	(3,761)	(1,512)	(8,080)	(1,645)

Subtotal	48,262	58,601	46,740	58,989

Net change in earnings from estimated acquisition earn-out payables:

Change in fair value on estimated acquisition earn-out payables	159	(1,236)	1,156	(2,206)
Interest expense accretion	497	632	1,022	1,214

Net change in earnings from estimated acquisition earn-out payables	656	(604)	2,178	(992)

Balance as of June 30	$48,918	$57,997	$48,918	$57,997

Of the $48,918,000 estimated acquisition earn-out payables as of June 30, 2013, $14,455,000 was recorded as accounts payable and $34,463,000 was recorded as other non-current liabilities. Of the $57,997,000 in estimated acquisition earn-out payables as of June 30, 2012, $16,682,000 was recorded as accounts payable and $41,315,000 was recorded as other non-current liabilities.

NOTE 5· Goodwill

Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. Brown & Brown completed its most recent annual assessment as of November 30, 2012, and identified no impairment as a result of the evaluation.

The changes in the carrying value of goodwill by operating segment for the six months ended June 30, 2013 are as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Total
Balance as of January 1, 2013	$876,219	$439,180	$288,054	$108,061	$1,711,514
Goodwill of acquired businesses	11,984	173	(843)	—	11,314

Balance as of June 30, 2013	$888,203	$439,353	$287,211	$108,061	$1,722,828

NOTE 6· Amortizable Intangible Assets

Amortizable intangible assets at June 30, 2013 and December 31, 2012, consisted of the following:

	June 30, 2013				December 31, 2012
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (Years)(1)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (Years)(1)
Purchased customer accounts	$1,009,452	$(471,638)	$537,814	14.9	$1,005,031	$(439,623)	$565,408	14.9
Non-compete agreements	25,382	(24,429)	953	7.2	25,320	(24,190)	1,130	7.2

Total	$1,034,834	$(496,067)	$538,767		$1,030,351	$(463,813)	$566,538

Amortization expense for amortizable intangible assets for the years ending December 31, 2013, 2014, 2015, 2016 and 2017, is estimated to be $64,271,000, $63,327,000, $62,038,000, $57,457,000, and $54,745,000, respectively.

(1)	Weighted average life calculated as of the date of acquisition.

NOTE 7· Long-Term Debt

Long-term debt at June 30, 2013 and December 31, 2012, consisted of the following:

(in thousands)	2013	2012
Unsecured senior notes	$450,000	$450,000
Acquisition notes payable	33	93
Revolving credit facility	—	—

Total debt	450,033	450,093
Less current portion	(33)	(93)

Long-term debt	$450,000	$450,000

In July 2004, the Company completed a private placement of $200.0 million of unsecured senior notes (the “Notes”). The $200.0 million was divided into two series: (1) Series A, which closed on September 15, 2004, for $100.0 million due in 2011 and bore interest at 5.57% per year; and (2) Series B, which closed on July 15, 2004, for $100.0 million due in 2014 and bearing interest at 6.08% per year. Brown & Brown has used the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. On September 15, 2011, the $100.0 million of Series A Notes were redeemed on their normal maturity date. As of June 30, 2013 and December 31, 2012, there was an outstanding balance on the Notes of $100.0 million.

On December 22, 2006, the Company entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). On September 30, 2009, the Company and the Purchaser amended the Master Agreement to extend the term of the agreement until August 20, 2012. The Purchaser also purchased Notes issued by the Company in 2004. The Master Agreement provides for a $200.0 million private uncommitted “shelf” facility for the issuance of unsecured senior notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten years, as the parties may determine. The Master Agreement includes various covenants, limitations and events of default similar to the Notes issued in 2004. The initial issuance of notes under the Master Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.66% per year. On February 1, 2008, $25.0 million in Series D Senior Notes due January 15, 2015, with a fixed interest rate of 5.37% per year, were issued. On September 15, 2011, and pursuant to a Confirmation of Acceptance, dated January 21, 2011 (the “Confirmation”), in connection with the Master Agreement, $100.0 million in Series E Senior Notes due September 15, 2018, with a fixed interest rate of 4.50% per year, were issued. The Series E Senior Notes were issued for the sole purpose of retiring the Series A Senior Notes. As of June 30, 2013, and December 31, 2012, there was an outstanding debt balance issued under the provisions of the Master Agreement of $150.0 million. The Master Agreement expired on September 30, 2012 and was not extended.

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

On June 12, 2008, the Company entered into an Amended and Restated Revolving Loan Agreement dated as of June 3, 2008 (the “Prior Loan Agreement”), with a national banking institution, amending and restating the Revolving Loan Agreement dated September 29, 2003, as amended (the “Revolving Agreement”), to, among other things, increase the lending commitment to $50.0 million (subject to potential increases up to $100.0 million) and to extend the maturity date from December 20, 2011, to June 3, 2013. The Revolving Agreement initially provided for a revolving credit facility in the maximum principal amount of $75.0 million. After a series of amendments that provided covenant exceptions for additional notes issued or to be issued under the Master Agreement and relaxed or deleted certain other covenants, the maximum principal amount was reduced to $20.0 million. The Revolving Agreement was amended and restated by the SunTrust Revolver (as defined in the below paragraph).

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

The maturity date for the SunTrust Term Loan and the SunTrust Revolver is December 31, 2016, at which time all outstanding principal and unpaid interest will be due. Both the SunTrust Term Loan and the SunTrust Revolver may be increased by up to $50.0 million (bringing the total amount available to $150.0 million for the SunTrust Term Loan and $100.0 million for the SunTrust

Revolver). The calculation of interest and fees for the SunTrust Agreement is generally based on the Company’s funded debt-to-EBITDA ratio. Interest is charged at a rate equal to 1.00% to 1.40% above LIBOR or 1.00% below the Base Rate, each as more fully described in the SunTrust Agreement. Fees include an up-front fee, an availability fee of 0.175% to 0.25%, and a letter of credit margin fee of 1.00% to 1.40%. The obligations under the SunTrust Term Loan and SunTrust Revolver are unsecured and the SunTrust Agreement includes various covenants, limitations and events of default that are customary for similar facilities for similar borrowers and that are substantially similar to those contained in the Prior Loan Agreement.

The maturity date for the JPM Bridge Facility was February 3, 2012, at which time all outstanding principal and unpaid interest would have been due. On January 26, 2012, the Company entered into a term loan agreement (the “JPM Agreement”) with JPMorgan that provided for a $100.0 million term loan (the “JPM Term Loan”). The JPM Term Loan was fully funded on January 26, 2012, and provided the financing to fully repay (1) the JPM Bridge Facility and (2) the SunTrust Revolver. As a result of the January 26, 2012 financing and repayments, the JPM Bridge Facility was terminated and the SunTrust Revolver’s amount outstanding was reduced to zero. At June 30, 2013 and December 31, 2012, there were no borrowings against this SunTrust Revolver.

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

The 30-day LIBOR and Adjusted LIBOR Rate as of June 30, 2013 were 0.19% and 0.25%, respectively.

The Notes, the Master Agreement, the SunTrust Agreement and the JPM Agreement all require the Company to maintain certain financial ratios and comply with certain other covenants. The Company was in compliance with all such covenants as of June 30, 2013 and December 31, 2012.

Acquisition notes payable represent debt incurred to former owners of certain insurance operations acquired by Brown & Brown. These notes and future contingent payments are payable in monthly, quarterly and annual installments through July 2013.

NOTE 8· Supplemental Disclosures of Cash Flow Information and Non-Cash Financing and Investing Activities

	For the six months ended June 30,
(in thousands)	2013	2012
Cash paid during the period for:
Interest	$7,660	$7,764
Income taxes	$52,077	$45,261

Brown & Brown’s significant non-cash investing and financing activities are summarized as follows:

	For the six months ended June 30,
(in thousands)	2013	2012
Other payable issued for purchased customer accounts	$257	$23,594
Notes payable issued or assumed for purchased customer accounts	$—	$59
Estimated acquisition earn-out payables and related charges	$1,833	$12,919
Notes received on the sale of fixed assets and customer accounts	$614	$1,273

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

Brown & Brown conducts all of its operations within the United States of America, except for one wholesale brokerage operation based in London, England which commenced business in March 2008. This operation earned $2.8 million and $3.1 million of total revenues for the three months ended June 30, 2013 and 2012, respectively. This operation earned $5.9 million and $5.8 million of total revenues for the six months ended June 30, 2013 and 2012, respectively. Additionally, this operation earned $9.7 million of total revenues for the year ended December 31, 2012. Long-lived assets held outside of the United States during the six months ended June 30, 2013 and 2012 were not material.

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

	For the three months ended June 30, 2013
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$171,819	$68,354	$54,823	$30,403	$393	$325,792
Investment income	$23	$5	$4	$—	$207	$239
Amortization	$8,789	$3,511	$2,887	$925	$9	$16,121
Depreciation	$1,371	$1,326	$716	$401	$449	$4,263
Interest expense	$5,649	$5,590	$723	$1,883	$(9,848)	$3,997
Income before income taxes	$44,482	$11,226	$15,760	$2,589	$12,164	$86,221
Total assets	$2,501,084	$1,224,175	$925,901	$246,235	$(1,571,075)	$3,326,320
Capital expenditures	$1,488	$1,420	$561	$379	$328	$4,176

	For the three months ended June 30, 2012
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$162,019	$52,966	$47,483	$27,660	$788	$290,916
Investment income	$27	$11	$5	$—	$144	$187
Amortization	$8,652	$3,278	$2,786	$1,156	$9	$15,881
Depreciation	$1,294	$1,136	$661	$304	$389	$3,784
Interest expense	$6,704	$4,351	$895	$4,481	$(12,431)	$4,000
Income before income taxes	$33,886	$9,238	$11,195	$2,618	$14,208	$71,145
Total assets	$2,229,198	$1,149,268	$795,134	$268,629	$(1,344,938)	$3,097,291
Capital expenditures	$1,574	$3,434	$712	$444	$608	$6,772

	For the six months ended June 30, 2013
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$346,387	$137,294	$103,520	$73,050	$553	$660,804
Investment income	$46	$10	$9	$1	$359	$425
Amortization	$17,600	$7,030	$5,784	$1,849	$19	$32,282
Depreciation	$2,742	$2,574	$1,423	$798	$893	$8,430
Interest expense	$11,849	$11,284	$1,478	$3,804	$(20,434)	$7,981
Income before income taxes	$90,693	$25,238	$26,122	$16,542	$27,117	$185,712
Total assets	$2,501,084	$1,224,175	$925,901	$246,235	$(1,571,075)	$3,326,320
Capital expenditures	$2,823	$2,312	$1,097	$498	$393	$7,123

	For the six months ended June 30, 2012
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$329,223	$117,573	$90,787	$53,490	$2,329	$593,402
Investment income	$52	$11	$11	$—	$248	$322
Amortization	$17,179	$6,454	$5,573	$2,269	$19	$31,494
Depreciation	$2,552	$2,278	$1,317	$529	$749	$7,425
Interest expense	$13,638	$11,003	$2,121	$6,001	$(24,676)	$8,087
Income before income taxes	$76,086	$25,195	$20,072	$5,605	$26,977	$153,935
Total assets	$2,229,198	$1,149,268	$795,134	$268,629	$(1,344,938)	$3,097,291
Capital expenditures	$2,635	$5,850	$1,886	$805	$1,501	$12,677

NOTE 11· Subsequent Event

On July 1, 2013, Brown & Brown acquired Beecher Carlson Holdings, Inc. (“Beecher”), an insurance and risk management broker with operations that include retail brokerage, program management and captive management, pursuant to a merger agreement, dated May 21, 2013, among the Company, Brown & Brown Merger Co., a wholly-owned subsidiary of the Company, Beecher, and BC Sellers’ Representative LLC, solely in its capacity as the representative of Beecher’s shareholders. The aggregate purchase price for Beecher was $454,475,000, including $364,644,000 of cash payments and the assumption of $89,831,000 of liabilities. Beecher was acquired primarily to expand Brown & Brown’s Retail and National Programs businesses, and to attract and hire high-quality individuals.

The Beecher acquisition will be accounted for as business combination as follows:

(in thousands)
Name	2013 Date of Acquisition	Cash Paid	Recorded Earn-out Payable	Net Assets Acquired	Maximum Potential Earn-out Payable
Beecher	July 1	$364,644	$—	$364,644	$—

The following table summarizes the preliminary estimated fair values of Beecher’s aggregate assets and liabilities acquired:

(in thousands)	Beecher
Cash	$40,361
Other current assets	44,433
Fixed assets	1,786
Goodwill	264,972
Purchased customer accounts	99,017
Non-compete agreements	2,913
Other assets	933

Total assets acquired	454,475

Other current liabilities	(72,949)
Deferred income taxes, net	(14,288)
Other liabilities	(2,594)

Total liabilities assumed	(89,831)

Net assets acquired	$364,644

The weighted average useful lives for the above acquired amortizable intangible assets are as follows: purchased customer accounts are 15.0 years, and non-compete agreements are 5.0 years.

If the Beecher acquisition had occurred as of January 1, 2013, the Company’s estimated results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the Beecher acquisition actually been made as of January 1, 2013.

(UNAUDITED)	For the three months ended June 30, 2013	For the six months ended June 30, 2013
(in thousands, except per share data)
Total revenues	$354,873	$718,966
Income before income taxes	$90,152	$193,575
Net income	$54,382	$116,887
Net income per share:
Basic	$0.38	$0.81
Diluted	$0.37	$0.80
Weighted average number of shares outstanding:
Basic	140,836	140,816
Diluted	143,021	142,938

On July 1, 2013, in conjunction with the Beecher acquisition, the Company entered into: (1) a revolving loan agreement (the “Wells Fargo Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”) that provides for a $50.0 million revolving line of credit (the “Wells Fargo Revolver”) and (2) a term loan agreement (the “Bank of America Agreement”) with Bank of America, N.A. (“Bank of America”) that provides for a $30.0 million term loan (the “Bank of America Term Loan”). The Wells Fargo Revolver was drawn down in the amount of $30.0 million and the Bank of America Term Loan was funded in the amount of $30.0 million, each on July 1, 2013, and these facilities provided the financing for the acquisition.

The maturity date for the Wells Fargo Revolver is December 31, 2016, at which time all outstanding principal and unpaid interest will be due. The Wells Fargo Revolver may be increased by up to $50.0 million (bringing the total available to $100.0 million). The calculation of interest and fees for the Wells Fargo Agreement is generally based on the Company’s funded debt-to-EBITDA ratio. Interest is charged at a rate equal to 1.00% to 1.40% above LIBOR or 1.00% below the Base Rate, each as more fully described in the Wells Fargo Agreement. Fees include an up-front fee, an availability fee of 0.175% to 0.25%, and a letter of credit margin fee of 1.00% to 1.40%. The obligations under the Wells Fargo Revolver are unsecured and the Wells Fargo Agreement includes various covenants, limitations and events of default that are customary for similar facilities for similar borrowers.

The maturity date for the Bank of America Term Loan is December 31, 2016, at which time all outstanding principal and unpaid interest will be due. The calculation of interest for the Bank of America Agreement is generally based on the Company’s fixed charge coverage ratio. Interest is charged at a rate equal to the Alternative Base Rate or 1.00% to 1.40% above the Adjusted LIBOR Rate, each as more fully described in the Bank of America Agreement. Fees include an up-front fee. Initially, until the Lender receives the Company’s September 30, 2013 quarter end financial statements, the applicable margin for Adjusted LIBOR Rate advances is 1.50%. The obligations under the Bank of America Term Loan are unsecured and the Bank of America Agreement includes various covenants, limitations and events of default that are customary for similar facilities for similar borrowers.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION UPDATES THE MD&A CONTAINED IN THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED IN 2012, AND THE TWO DISCUSSIONS SHOULD BE READ TOGETHER.

GENERAL

We are a diversified insurance agency, insurance programs, wholesale brokerage and services organization headquartered in Daytona Beach and Tampa, Florida. As an insurance intermediary, our principal sources of revenue are commissions paid by insurance companies and, to a lesser extent, fees paid directly by customers. Commission revenues generally represent a percentage of the premium paid by an insured and are materially affected by fluctuations in both premium rate levels charged by insurance companies and the insureds’ underlying “insurable exposure units,” which are units that insurance companies use to measure or express insurance exposed to risk (such as property values, or sales and payroll levels) to determine what premium to charge the insured. Insurance companies establish these premium rates based upon many factors, including reinsurance rates paid by such insurance companies, none of which we control.

The volume of business from new and existing customers, fluctuations in insurable exposure units and changes in general economic and competitive conditions all affect our revenues. For example, level rates of inflation or a general decline in economic activity could limit increases in the values of insurable exposure units. Conversely, the increasing costs of litigation settlements and awards have caused some customers to seek higher levels of insurance coverage. Historically, our revenues have typically grown as a result of, among other things, a concentrated focus on net new business growth and acquisitions.

We attempt to foster a strong, decentralized sales culture with a goal of consistent, sustained growth over the long term. As of July 1, 2013, our senior leadership group included eight executive officers with regional responsibility for oversight of designated operations within the Company, and six regional vice presidents in our Retail Division and one regional vice president in our Wholesale Brokerage Division, each of whom reports directly to one of our executive officers. Among the regional vice presidents in our Retail Division, the Company announced that P. Barrett Brown and Steve Denton had been named regional vice presidents as of July 1, 2013.

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

The growth trend has continued into 2013. For the three and six-month periods ended June 30, 2013, our consolidated internal revenue growth rates were 7.4% and 8.8%, respectively. Additionally, each of our four divisions recorded positive internal revenue growth for each quarter in 2013. In the event that the gradual increases in insurance premium rates and insurable exposure units that occurred in 2012 and in the first half of 2013 continue for the remainder of 2013, we expect to see continued positive quarterly internal revenue growth rates for the remaining six months of 2013, excluding the impact relating to our Colonial Claims operation. In the fourth quarter of 2012, Colonial Claims earned claims fees of $7.4 million as a direct result of the significant claims activity from Superstorm Sandy. Absent another major flooding event, we estimate Colonial Claims revenues for each of the 2013 third and fourth quarters to be between $1.5 million and $2.0 million.

We also earn “profit-sharing contingent commissions,” which are profit-sharing commissions based primarily on underwriting results, but which may also reflect considerations for volume, growth and/or retention. These commissions are primarily received in the first and second quarters of each year, based on the aforementioned considerations for the prior year(s). Over the last three years, profit-sharing contingent commissions have averaged approximately 4.8% of the previous year’s total commissions and fees revenue. Profit-sharing contingent commissions are typically included in our total commissions and fees in the Consolidated Statements of Income in the year received. The term “core commissions and fees” excludes profit-sharing contingent commissions and GSCs (as defined below), and therefore represents the revenues earned directly from specific insurance policies sold, and specific fee-based services rendered. In contrast, the term “core organic commissions and fees” is our core commissions and fees less (i) the core commissions and fees earned for the first twelve months by newly-acquired operations and (ii) divested business (core commissions and fees generated from offices, books of business or niches sold or terminated during the comparable period). Core organic commissions and fees attempts to express the current year’s core commissions and fees on a comparable basis with the prior year’s core commissions and fees. The resulting net change reflects the aggregate changes from (i) net new and lost accounts, (ii) net changes in our clients’ exposure units, and (iii) net changes in insurance premium rates. The net changes in each of these three components can be determined for each of our customers. However, because our agency management accounting systems do not aggregate such data, it is not reportable. Core organic commissions and fees can reflect either “positive” growth with a net increase in revenues, or “negative” growth with a net decrease in revenues.

In recent years, five national insurance companies have replaced the loss-ratio based profit-sharing contingent commission calculation with a guaranteed fixed-base methodology, referred to as “Guaranteed Supplemental Commissions” (“GSCs”). Since GSCs are not subject to the uncertainty of loss ratios, they are accrued throughout the year based on actual premiums written. As of December 31, 2012, we accrued and earned $9.1 million from GSCs during 2012, most of which was collected in the first quarter of 2013. For the three-month periods ended June 30, 2013 and 2012, we earned $1.7 million and $2.3 million, respectively, from GSCs. For the six-month periods ended June 30, 2013 and 2012, we earned $3.9 million and $4.9 million, respectively, from GSCs.

Fee revenues relate to fees negotiated in lieu of commissions, which are recognized as services are rendered. Fee revenues are generated primarily by: (1) our Services Division, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside services, Social Security disability and Medicare benefits advocacy services, and catastrophe claims adjusting services, and (2) our National Programs and Wholesale Brokerage Divisions, which earn fees primarily for the issuance of insurance policies on behalf of insurance companies. These services are provided over a period of time, typically one year. Fee revenues, as a percentage of our total commissions and fees as of the three months ended June 30, 2013 and 2012 represented 20.7% and 19.1%, respectively. Fee revenues, as a percentage of our total commissions and fees as of the six months ended June 30, 2013 and 2012 represented 26.4% and 18.4%, respectively. Fee revenues, as a percentage of our total commissions and fees, represented 21.7% in 2012, 16.4% in 2011 and 14.6% in 2010.

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

In 2007, Citizens became the principal direct competitor of the insurance companies that underwrite the condominium program administered by one of our indirect subsidiaries, Florida Intracoastal Underwriters, Limited Company (“FIU”), and the excess and surplus lines insurers represented by wholesale brokers such as Hull & Company, Inc., another of our subsidiaries. Consequently, these operations lost significant amounts of revenue to Citizens. From 2008 through 2012, Citizens’ impact was not as dramatic as it had been in 2007; FIU’s core commissions and fees decreased 19.7% during this four-year period. Citizens continued to be competitive against the excess and surplus lines insurers, and therefore Citizens has negatively affected the revenues of our Florida-based wholesale brokerage operations, such as Hull & Company, Inc. since 2007, although the impact has been decreasing each year.

Citizens’ impact on our Florida retail offices was less severe than on our National Programs and Wholesale Brokerage Division operations because our retail offices have the ability to place business with Citizens, although at slightly lower commission rates and with greater difficulty than with other insurance companies.

Effective January 1, 2010, Citizens raised its insurance rates, on average, 10% for properties with values of less than $10 million, and more than 10% for properties with values in excess of $10 million. Citizens raised its insurance rates again in 2011, 2012, and 2013. Our commission revenues from Citizens for 2012, 2011 and 2010 were approximately $6.4 million, $7.8 million, and $8.3 million, respectively. If, as expected, Citizens continues to attempt to reduce its insured exposures, the financial impact of Citizens on our business should continue to be reduced in the second half of 2013.

Company Overview — Second Quarter of 2013

We continued the trend that began in the first quarter of 2012, by achieving a quarterly positive growth rate of our core organic commissions and fees in the second quarter of 2013. This positive growth rate of 7.4% for the second quarter of 2013 accounted for $21.1 million of new core organic commissions and fees, which was generally broad-based across all four Divisions. Of the $21.1 million of new core organic commissions and fees, $7.1 million related to a new automobile aftermarket program in our National Programs Division, and $2.4 million was generated by our Colonial Claims operation in our Services Division as a result of the slowing claims activity related to the 2012 Superstorm Sandy.

Additionally, our profit-sharing contingent commissions and GSCs for the three months ended June 30, 2013 increased by $6.3 million over the second quarter of 2012.

Income before income taxes in the three-month period ended June 30, 2013 increased over the same period in 2012 by 21.2%, or $15.1 million, to $86.2 million, primarily due to net new business.

Acquisitions

Approximately 37,500 independent insurance agencies are estimated to be operating currently in the United States. Part of our continuing business strategy is to attract high-quality insurance intermediaries to join our operations. From 1993 through the second quarter of 2013, we acquired 442 insurance intermediary operations, excluding acquired books of business (customer accounts).

A summary of our acquisitions and related adjustments to the purchase price of prior acquisitions for the six months ended June 30, 2013 and 2012 are as follows (in millions, except for number of acquisitions):

	Number of Acquisitions		Estimated Annual	Cash	Note	Other	Liabilities	Recorded Earn-Out	Aggregate Purchase
	Asset	Stock	Revenues	Paid	Payable	Payable	Assumed	Payable	Price
2013	2	—	$6.0	$14.4	$—	$(0.3)	$0.9	$1.8	$16.8
2012	7	1	$123.1	$428.6	$0.1	$23.6	$133.9	$12.9	$599.1

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes.

Financial information relating to our Condensed Consolidated Financial Results for the three and six months ended June 30, 2013 and 2012, is as follows (in thousands, except percentages):

	For the three months ended June 30,			For the six months ended June 30,
	2013	2012	% Change	2013	2012	% Change
REVENUES
Core commissions and fees	$314,571	$286,641	9.7%	$621,103	$556,361	11.6%
Profit-sharing contingent commissions	7,879	1,043	655.4%	32,918	25,264	30.3%
Guaranteed supplemental commissions	1,700	2,258	(24.7)%	3,922	4,850	(19.1)%
Investment income	239	187	27.8%	425	322	32.0%
Other income, net	1,403	787	78.3%	2,436	6,605	(63.1)%

Total revenues	325,792	290,916	12.0%	660,804	593,402	11.4%

EXPENSES
Employee compensation and benefits	163,514	150,752	8.5%	323,012	300,348	7.5%
Non-cash stock-based compensation	3,623	3,738	(3.1)%	7,473	7,485	(0.2)%
Other operating expenses	47,397	42,220	12.3%	93,736	85,620	9.5%
Amortization	16,121	15,881	1.5%	32,282	31,494	2.5%
Depreciation	4,263	3,784	12.7%	8,430	7,425	13.5%
Interest	3,997	4,000	(0.1)%	7,981	8,087	(1.3)%
Change in estimated acquisition earn-out payables	656	(604)	NMF (1)	2,178	(992)	NMF (1)

Total expenses	239,571	219,771	9.0%	475,092	439,467	8.1%

Income before income taxes	86,221	71,145	21.2%	185,712	153,935	20.6%

Income taxes	34,214	28,674	19.3%	73,574	62,031	18.6%

NET INCOME	$52,007	$42,471	22.5%	$112,138	$91,904	22.0%

Net internal growth rate – core organic commissions and fees	7.4%	3.2%		8.8%	2.1%
Employee compensation and benefits ratio	50.2%	51.8%		48.9%	50.6%
Other operating expenses ratio	14.5%	14.5%		14.2%	14.4%

Capital expenditures	$4,176	$6,772		$7,123	$12,677
Total assets at June 30, 2013 and 2012				$3,326,320	$3,097,291

(1)	NMF = Not a meaningful figure

Commissions and Fees

Commissions and fees, including profit-sharing contingent commissions and GSCs, for the second quarter of 2013 increased $34.2 million, or 11.8%, over the same period in 2012. Profit-sharing contingent commissions and GSCs for the second quarter of 2013 increased $6.3 million, or 190.2%, over the second quarter of 2012, to $9.6 million, due primarily to $5.6 million and $0.8 million increases in profit-sharing contingent commissions and GSCs in our National Programs and Wholesale Brokerage Divisions, respectively. Core organic commissions and fees are our core commissions and fees, less (i) the core commissions and fees earned for the first twelve months by newly acquired operations and (ii) divested business (core commissions and fees generated from sold or terminated offices, books of business or niches). Core commissions and fees revenue for the second quarter of 2013 increased $27.9 million on a net basis, of which approximately $8.5 million represented core commissions and fees from agencies acquired since the third quarter of 2012. After divested business of $1.7 million, the remaining net increase of $21.1 million represented net new business, which reflects a 7.4% internal growth rate for core organic commissions and fees.

Commissions and fees, including profit-sharing contingent commissions and GSCs, for the six months ended June 30, 2013 increased $71.5 million, or 12.2%, over the same period in 2012. Profit-sharing contingent commissions and GSCs for the six months ended June 30, 2013 increased $6.7 million or 22.3%, from the first half of 2012, to $36.8 million, due primarily to $3.3 million, $1.8 million, and $1.4 million increase in profit-sharing contingent commissions and GSCs in our Retail, National Program and Wholesales Brokerage Divisions, respectively. Core commissions and fees revenue for the six months ended June 30, 2013 increased $64.7 million on a net basis, of which approximately $20.0 million represented core commissions and fees from agencies acquired since the third quarter of 2012. After divested business of $3.7 million, the remaining net increase of $48.4 million represented net new business, which reflects a 8.8% internal growth rate for core organic commissions and fees.

Investment Income

Investment income for the three months ended June 30, 2013, increased $0.1 million, or 27.8%, from the same period in 2012. Investment income for the six months ended June 30, 2013, increased $0.1 million, or 32.0%, from the same period in 2012. These increases are the result of larger average invested balances in 2013, primarily as a result of lower acquisition activity.

Other Income, net

Other income for the three months ended June 30, 2013, reflected income of $1.4 million, compared with $0.8 million in the same period in 2012. Other income for the six months ended June 30, 2013, reflected income of $2.4 million, compared with $6.6 million in the same period in 2012. Other income consists primarily of gains and losses from the sale and disposition of assets. Although we are not in the business of selling customer accounts, we periodically will sell an office or a book of business (one or more customer accounts) that we believe does not produce reasonable margins or demonstrate a potential for growth, or when doing so is otherwise in the Company’s interest. The $0.6 million increase for the three months ended June 30, 2013 over the comparable period of 2012 is primarily due to a sale of a book of business. Of the $4.2 million decrease for the six months ended June 30, 2013 from the comparable period of 2012, $1.3 million represented gains on the sale of books of business in 2012, and $3.1 million related to a legal settlement that we received on the enforcement of non-piracy covenants in our employment agreements.

Employee Compensation and Benefits

Employee compensation and benefits expense as a percentage of total revenues decreased to 50.2% for the three months ended June 30, 2013, from 51.8% for the three months ended June 30, 2012. Employee compensation and benefits for the second quarter of 2013 increased, on a net basis, approximately 8.5%, or $12.8 million, over the same period in 2012. However, that net increase included $1.7 million of new compensation costs related to new acquisitions that were stand-alone offices. Therefore, employee compensation and benefits expense attributable to those offices that existed in the same three-month period ended June 30, 2013 and 2012 (including the new acquisitions that combined with, or “folded into” those offices) increased by $11.0 million. The employee compensation and benefits expense increases in these offices were primarily related to an increase in staff salaries ($5.6 million), an increase in profit center and other incentive bonuses ($2.1 million), an increase in producer salaries due to our hiring of new producer trainees ($1.0 million), an increase in commissioned producer compensation due to increased commissions and fees revenues ($1.6 million), and an increase in related payroll taxes ($1.1 million).

Employee compensation and benefits expense as a percentage of total revenues decreased to 48.9% for the six months ended June 30, 2013, from the 50.6% for the six months ended June 30, 2012. Employee compensation and benefits for the six months ended June 30, 2013 increased, on a net basis, approximately 7.5%, or $22.7 million, over the same period in 2012. However, that net increase included $3.9 million of new compensation costs related to new acquisitions that were stand-alone offices. Therefore, employee compensation and benefits expense attributable to those offices that existed in the same six-month period ended June 30, 2013 and 2012 (including the new acquisitions that combined with, or “folded into” those offices) increased by $18.8 million. The employee compensation and benefits expense increases in these offices were primarily related to an increase in staff salaries ($8.9 million), an increase in profit center and other incentive bonuses ($2.9 million), an increase in producer salaries due to our hiring of new producer trainees ($1.8 million), an increase in commissioned producer compensation due to increased commissions and fees revenues ($3.0 million), and an increase in related payroll taxes ($1.9 million).

Non-Cash Stock-Based Compensation

The Company has an employee stock purchase plan, and grants stock options and non-vested stock awards under other equity-based plans to its employees. Compensation expense for all share-based awards is recognized in the financial statements based upon the grant-date fair value of those awards. Non-cash stock-based compensation expense for the three months ended June 30, 2013 decreased $0.1 million, or 3.1%, from the same period in 2012. Non-cash stock-based compensation expense for the six months ended June 30, 2013 decreased less than $0.1 million, or 0.2%, from the same period in 2012. These decreases were the result of certain stock grants vesting in December 2012 and January 2013.

On July 1, 2013, the Company issued additional non-vested stock awards primarily to a broad-based group of producers, profit center leaders, and senior leaders which will add approximately $14.3 million of additional annualized costs.

Other Operating Expenses

As a percentage of total revenues, other operating expenses represented 14.5% in both the second quarter of 2013 and 2012. Other operating expenses for the second quarter of 2013 increased $5.2 million, or 12.3%, over the same period of 2012, of which $0.5 million related to acquisitions that joined us as stand-alone offices since July 2012. Therefore, other operating expenses from those offices that existed in both the three-month periods ended June 30, 2013 and 2012 (including the new acquisitions that “folded into” those offices) increased by $4.6 million. The other operating expense increases in these offices were primarily related to an increase in legal and errors and omissions reserve ($1.9 million), an increase in data processing and software costs ($1.0 million), an increase in employee meetings ($0.7 million), and an increase in inspection and processing fee expense ($1.2 million).

Other operating expenses represented 14.2% of total revenues for the six months ended June 30, 2013, a decrease from the 14.4% ratio for the six months ended June 30, 2012. Other operating expenses for the six months ended June 30, 2013 increased $8.1 million, or 9.5%, over the same period of 2012, of which $1.1 million related to acquisitions that joined us as stand-alone offices since the third quarter of 2012. Therefore, other operating expenses from those offices that existed in both the six-month periods ended June 30, 2013 and 2012 (including the new acquisitions that “folded into” those offices) increased by $7.0 million. The other operating expense increases in these offices were primarily related to an increase in inspection and processing fee expense ($2.5 million), an increase in data processing and software costs ($1.9 million), and an increase in employee meetings ($0.9 million).

Amortization

Amortization expense for the second quarter of 2013 increased $0.3 million, or 1.5%, over the second quarter of 2012. Amortization expense for the six months ended June 30, 2013, increased $0.8 million, or 2.5%, over the first six months of 2012. These increases are primarily due to the amortization of additional intangible assets as the result of recent acquisitions.

Depreciation

Depreciation expense for the second quarter of 2013 increased $0.5 million, or 12.7%, over the second quarter of 2012. Depreciation expense for the six months ended June 30, 2013, increased $1.0 million, or 13.5%, over the six months ended June 30, 2012. These increases are due primarily to the addition of fixed assets as a result of recent acquisitions.

Interest Expense

Interest expense for the second quarter of 2013 decreased less than $0.1 million, or 0.1%, from the second quarter of 2012. Interest expense for the six months ended June 30, 2013 decreased $0.1 million, or 1.3%, from the same period in 2012. These decreases are due to slightly lower interest rates in 2013.

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

As of June 30, 2013 and 2012, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3). The resulting net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the three and six months ended June 30, 2013 and 2012, were as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2013	2012	2013	2012
Change in fair value on estimated acquisition earn-out payables	$159	$(1,236)	$1,156	$(2,206)
Interest expense accretion	497	632	1,022	1,214

Net change in earnings from estimated acquisition earn-out payables	$656	$(604)	$2,178	$(992)

For the three months ended June 30, 2013 and 2012, the fair value of estimated earn-out payables was re-evaluated and increased by $0.2 million and decreased by $1.2 million, respectively, which resulted in a charge and a credit to the Condensed Consolidated Statement of Income. For the six months ended June 30, 2013 and 2012, the fair value of estimated earn-out payables was re-evaluated and increased by $1.2 million and decreased by $2.2 million, respectively, which resulted in a charge and a credit to the Condensed Consolidated Statement of Income. An acquisition is considered to be performing well if its operating profit exceeds the level needed to reach the minimum purchase price. However, a reduction in the estimated acquisition earn-out payable can occur even though the acquisition is performing well, if it is not performing at the level contemplated by our original estimate.

As of June 30, 2013, the estimated acquisition earn-out payables equaled $48,918,000, of which $14,455,000 was recorded as accounts payable and $34,463,000 was recorded as other non-current liabilities. Of the $52,987,000 in estimated acquisition earn-out payables as of December 31, 2012, $10,164,000 was recorded as accounts payable and $42,823,000 was recorded as other non-current liabilities.

Income Taxes

The effective tax rate on income from operations for the three months ended June 30, 21013 and 2012, was 39.7% and 40.3%, respectively. The effective tax rate on income from operations for the six months ended June 30, 21013 and 2012, was 39.6% and 40.3%, respectively. The lower effective annual tax rates were primarily the result of lower average effective state income tax rates.

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

The internal growth rates for our core organic commissions and fees for the three months ended June 30, 2013 and 2012, by Division, are as follows (in thousands, except percentages):

2013	For the three months ended June 30,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
	2013	2012
Retail(1)	$168,582	$158,035	$10,547	6.7%	$6,922	$3,625	2.3%
National Programs	62,860	53,135	9,725	18.3%	—	9,725	18.3%
Wholesale Brokerage	52,858	46,286	6,572	14.2%	1,592	4,980	10.8%
Services	30,271	27,521	2,750	10.0%	—	2,750	10.0%

Total core commissions and fees	$314,571	$284,977	$29,594	10.4%	$8,514	$21,080	7.4%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Condensed Consolidated Statements of Income for the three months ended June 30, 2013, and 2012, is as follows (in thousands):

	For the three months ended June 30,
	2013	2012
Total core commissions and fees	$314,571	$284,977
Profit-sharing contingent commissions	7,879	1,043
Guaranteed supplemental commissions	1,700	2,258
Divested business	—	1,664

Total commission and fees	$324,150	$289,942

(1)	The Retail Division includes commissions and fees reported in the “Other” column of the Segment Information in Note 10 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

The internal growth rates for our core organic commissions and fees for the three months ended June 30, 2012 and 2011, by Division, are as follows (in thousands, except percentages):

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

	For the three months ended June 31,
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

The internal growth rates for our core organic commissions and fees for the six months ended June 30, 2013 and 2012, by Division, are as follows (in thousands, except percentages):

2013	For the six months ended June 30,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
	2013	2012
Retail(1)	$327,532	$308,006	$19,526	6.3%	$14,752	$4,774	1.5%
National Programs	124,566	106,765	17,801	16.7%	1,483	16,318	15.3%
Wholesale Brokerage	96,129	84,652	11,477	13.6%	3,139	8,338	9.8%
Services	72,876	53,283	19,593	36.8%	657	18,936	35.5%

Total core commissions and fees	$621,103	$552,706	$68,397	12.4%	$20,031	$48,366	8.8%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Condensed Consolidated Statements of Income for the six months ended June 30, 2013, and 2012, is as follows (in thousands):

	For the six months ended June 30,
	2013	2012
Total core commissions and fees	$621,103	$552,706
Profit-sharing contingent commissions	32,918	25,264
Guaranteed supplemental commissions	3,922	4,850
Divested business	—	3,655

Total commission and fees	$657,943	$586,475

(1)	The Retail Division includes commissions and fees reported in the “Other” column of the Segment Information in Note 10 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

The internal growth rates for our core organic commissions and fees for the six months ended June 30, 2012 and 2011, by Division, are as follows (in thousands, except percentages):

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

Financial information relating to Brown & Brown’s Retail Division for the three and six months ended June 30, 2013, and 2012 is as follows (in thousands, except percentages):

	For the three months ended June 30,			For the six months ended June 30,
	2013	2012	% Change	2013	2012	% Change
REVENUES
Core commissions and fees	$168,589	$159,851	5.5%	$327,685	$312,443	4.9%
Profit-sharing contingent commissions	1,003	1,009	(0.6)%	14,304	10,543	35.7%
Guaranteed supplemental commissions	1,513	1,648	(8.2)%	3,232	3,661	(11.7)%
Investment income	23	27	(14.8)%	46	52	(11.5)%
Other (loss) income, net	691	(516)	(233.9)%	1,120	2,524	(55.6)%

Total revenues	171,819	162,019	6.0%	346,387	329,223	5.2%

EXPENSES
Employee compensation and benefits	84,484	82,087	2.9%	168,926	164,748	2.5%
Non-cash stock-based compensation	1,533	1,407	9.0%	3,076	2,711	13.5%
Other operating expenses	26,254	25,391	3.4%	52,096	50,385	3.4%
Amortization	8,789	8,652	1.6%	17,600	17,179	2.5%
Depreciation	1,371	1,294	6.0%	2,742	2,552	7.4%
Interest	5,649	6,704	(15.7)%	11,849	13,638	(13.1)%
Change in estimated acquisition earn-out payables	(743)	2,598	NMF (1)	(595)	1,924	NMF (1)

Total expenses	127,337	128,133	(0.6)%	255,694	253,137	1.0%

Income before income taxes	$44,482	$33,886	31.3%	$90,693	$76,086	19.2%

Net internal growth rate – core organic commissions and fees	2.3%	0.3%		1.5%	(0.2)%
Employee compensation and benefits ratio	49.2%	50.7%		48.8%	50.0%
Other operating expenses ratio	15.3%	15.7%		15.0%	15.3%

Capital expenditures	$1,488	$1,574		$2,823	$2,635
Total assets at June 30, 2013 and 2012				$2,501,084	$2,229,198

(1)	NMF = Not a meaningful figure

The Retail Division’s total revenues during the three months ended June 30, 2013, increased 6.0%, or $9.8 million, over the same period in 2012, to $171.8 million. Profit-sharing contingent commissions and GSCs for the second quarter of 2013 decreased $0.1 million, or 5.3%, from the second quarter of 2012, to $2.5 million. The $8.7 million net increase in core commissions and fees revenue resulted from the following factors: (i) an increase of approximately $6.9 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2012; (ii) a decrease of $1.7 million related to commissions and fees revenue recorded in the first quarter of 2012 from business divested during 2012; and (iii) the remaining net increase of $3.6 million primarily related to net new business. The Retail Division’s internal growth rate for core organic commissions and fees revenue was 2.3% for the second quarter of 2013, and was driven by slightly increasing insurable exposure units in most areas of the United States, and slight increases in general insurance premium rates.

Income before income taxes for the three months ended June 30, 2013, increased 31.3%, or $10.6 million, over the same period in 2012, to $44.5 million. This increase was primarily due to net new business, an increase in other income primarily due to gains on the sale of books of businesses in 2013, and continued improved efficiencies relating to compensation and employee benefits and certain other operating expenses. These increases were also enhanced by the net decreases in the inter-company interest expense allocation of $1.1 million and changes in estimated acquisition earn-out payables of $3.3 million. The continued improved efficiencies relating to compensation and employee benefits, and certain other operating expenses resulted mainly from such costs increasing at a lower rate than our growth in net new business. However, a portion of the improved ratio of employee compensation and benefits to total revenues was the result of the $1.5 million of bonus compensation related to a special one-time bonus for the three months ended June 30, 2012 which was not repeated in 2013.

The Retail Division’s total revenues during the six months ended June 30, 2013, increased 5.2%, or $17.2 million, over the same period in 2012, to $346.4 million. Profit-sharing contingent commissions and GSCs for the first half of 2013 increased $3.3 million, or 23.5%, over the same period of 2012, to $17.5 million. The $15.2 million net increase in core commissions and fees revenue resulted from the following factors: (i) an increase of approximately $14.8 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2012; (ii) a decrease of $3.6 million related to commissions and fees revenue recorded in the first half of 2012 from business divested during 2013; and (iii) the remaining net increase of $4.8 million primarily related to net new business. The Retail Division’s internal growth rate for core organic commissions and fees revenue was 1.5% for the first six months of 2013, and was driven by slightly increasing insurable exposure units in most areas of the United States, and slight increases in general insurance premium rates.

Income before income taxes for the six months ended June 30, 2013, increased 19.2%, or $14.6 million, over the same period in 2012, to $90.7 million. This increase was primarily due to net new business, the increase in profit-sharing contingent commissions, and continued improved efficiencies relating to compensation and employee benefits and certain other operating expenses, but which was partially off-set by $1.4 million reduction in other income primarily due to gains on the sale of books of businesses in 2012. These increases were also enhanced by the net decreases in the inter-company interest expense allocation of $1.8 million and changes in estimated acquisition earn-out payables of $2.5 million. The continued improved efficiencies relating to compensation and employee benefits, and certain other operating expenses resulted mainly from such costs increasing at a lower rate than our growth in net new business. However, a portion of the improved ratio of employee compensation and benefits to total revenues was the result of the $2.8 million of bonus compensation related to a special one-time bonus for the six months ended June 30, 2012 which was not repeated in 2013.

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

Financial information relating to our National Programs Division for the three and six months ended June 30, 2013, and 2012, is as follows (in thousands, except percentages):

	For the three months ended June 30,			For the six months ended June 30,
	2013	2012	% Change	2013	2012	% Change
REVENUES
Core commissions and fees	$62,860	$53,135	18.3%	$124,566	$106,765	16.7%
Profit-sharing contingent commissions	5,358	(400)	NMF (1)	12,202	10,119	20.6%
Guaranteed supplemental commissions	(173)	3	NMF (1)	(59)	197	(129.9)%
Investment income	5	11	(54.5)%	10	11	(9.1)%
Other income, net	304	217	40.1%	575	481	19.5%

Total revenues	68,354	52,966	29.1%	137,294	117,573	16.8%

EXPENSES
Employee compensation and benefits	32,535	25,851	25.9%	64,694	52,338	23.6%
Non-cash stock-based compensation	953	957	(0.4)%	1,900	1,782	6.6%
Other operating expenses	13,162	9,649	36.4%	25,319	19,929	27.0%
Amortization	3,511	3,278	7.1%	7,030	6,454	8.9%
Depreciation	1,326	1,136	16.7%	2,574	2,278	13.0%
Interest	5,590	4,351	28.5%	11,284	11,003	2.6%
Change in estimated acquisition earn-out payables	51	(1,494)	NMF (1)	(745)	(1,406)	(47.0)%

Total expenses	57,128	43,728	30.6%	112,056	92,378	21.3%

Income before income taxes	$11,226	$9,238	21.5%	$25,238	$25,195	0.2%

Net internal growth rate – core organic commissions and fees	18.3%	7.2%		15.3%	3.8%

	For the three months ended June 30,			For the six months ended June 30,
	2013	2012	% Change	2013	2012	% Change
Employee compensation and benefits ratio	47.6%	48.8%		47.1%	44.5%
Other operating expenses ratio	19.3%	18.2%		18.4%	17.0%

Capital expenditures	$1,420	$3,434		$2,312	$5,850
Total assets at June 30, 2013 and 2012				$1,224,175	$1,149,268

(1)	NMF = Not a meaningful figure

Total revenues for National Programs for the three months ended June 30, 2013, increased 29.1%, or $15.4 million, over the same period in 2012, to $68.4 million. Profit-sharing contingent commissions and GSCs for the second quarter of 2013 increased $5.6 million over the second quarter of 2012 due primarily to a $4.5 million increase in profit-sharing contingent commissions accrued by Florida Intracoastal Underwriters (“FIU”). FIU’s profit-sharing contingent commissions increased in 2013 because certain insurance carriers’ loss-ratios improved over those in the prior contract period. The $9.7 million net increase in core commissions and fees revenue resulted from net new business. The National Programs Division’s internal growth rate for core organic commissions and fees revenue was 18.3% for the three months ended June 30, 2013. Of the $9.7 million of net new business, $9.2 million related to a net increase in commissions and fees revenue from our Arrowhead operations.

Income before income taxes for the three months ended June 30, 2013 increased 21.5%, or $2.0 million, over the same period in 2012, to $11.2 million. This net increase was primarily due to the increases in net new business and profit-sharing contingent commissions, but was partially offset by the net increases in the inter-company interest expense allocation of $1.2 million and changes in estimated acquisition earn-out payables of $1.5 million.

Total revenues for National Programs for the six months ended June 30, 2013, increased 16.8%, or $19.7 million, over the same period in 2012, to $137.3 million. Profit-sharing contingent commissions and GSCs for the first six months of 2013 increased $1.8 million, or 17.7%, over the first six months of 2012 due primarily to a $4.5 million increase in profit-sharing contingent commissions received by FIU. FIU’s profit-sharing contingent commissions increased in the 2013 because certain insurance carriers’ loss-ratios improved over those in the prior contract period. The $17.8 million net increase in core commissions and fees revenue resulted from the following factors: (i) an increase of approximately $1.5 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2012; and (ii) the remaining net increase of $16.3 million primarily related to net new business. The National Programs Division’s internal growth rate for core organic commissions and fees revenue was 15.3% for the six months ended June 30, 2013. Of the $17.8 million of net new business, $15.5 million related to a net increase in commissions and fees revenue from our Arrowhead operations.

Income before income taxes for the six months ended June 30, 2013 increased 0.2%, or less than $0.1 million, over the same period in 2012, to $25.2 million. This net increase was primarily due to the increases in net new business and profit-sharing contingent commissions, but was partially offset by the net increases in the inter-company interest expense allocation of $0.3 million and changes in estimated acquisition earn-out payables of $0.7 million.

Wholesale Brokerage Division

The Wholesale Brokerage Division markets and sells excess and surplus commercial and personal lines insurance and reinsurance, primarily through independent agents and brokers. Like the Retail and National Programs Divisions, the Wholesale Brokerage Division’s revenues are primarily commission-based.

Financial information relating to our Wholesale Brokerage Division for the three and six months ended June 30, 2013 and 2012 is as follows (in thousands, except percentages):

	For the three months ended June 30,			For the six months ended June 30,
	2013	2012	% Change	2013	2012	% Change
REVENUES
Core commissions and fees	$52,858	$46,301	14.2%	$96,129	$84,683	13.5%
Profit-sharing contingent commissions	1,518	434	249.8%	6,412	4,602	39.3%
Guaranteed supplemental commissions	360	607	(40.7)%	749	1,204	(37.8)%
Investment income	4	5	(20.0)%	9	11	(18.2)%
Other income, net	83	136	(39.0)%	221	287	(23.0)%

Total revenues	54,823	47,483	15.5%	103,520	90,787	14.0%

EXPENSES
Employee compensation and benefits	25,651	22,891	12.1%	48,866	44,321	10.3%
Non-cash stock-based compensation	356	328	8.5%	713	630	13.2%
Other operating expenses	8,928	8,708	2.5%	18,682	16,693	11.9%
Amortization	2,887	2,786	3.6%	5,784	5,573	3.8%
Depreciation	716	661	8.3%	1,423	1,317	8.0%
Interest	723	895	(19.2)%	1,478	2,121	(30.3)%
Change in estimated acquisition earn-out payables	(198)	19	NMF (1)	452	60	653.3%

Total expenses	39,063	36,288	7.6%	77,398	70,715	9.5%

Income before income taxes	$15,760	$11,195	40.8%	$26,122	$20,072	30.1%

Net internal growth rate – core organic commissions and fees	10.8%	7.9%		9.8%	6.8%
Employee compensation and benefits ratio	46.8%	48.2%		47.2%	48.8%
Other operating expenses ratio	16.3%	18.3%		18.0%	18.4%

Capital expenditures	$561	$712		$1,097	$1,886
Total assets at June 30, 2013 and 2012				$925,901	$795,134

(1)	NMF = Not a meaningful figure

The Wholesale Brokerage Division’s total revenues for the three months ended June 30, 2013, increased 15.5%, or $7.3 million, over the same period in 2012, to $54.8 million. Profit-sharing contingent commissions and GSCs for the second quarter of 2013 increased $0.8 million, or 80.7%, over the same quarter of 2012. The $6.6 million net increase in core commissions and fees revenue resulted from the following factors: (i) an increase of approximately $1.6 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2012; and (ii) the remaining net increase of $5.0 million primarily related to net new business. As such, the Wholesale Brokerage Division’s internal growth rate for core organic commissions and fees revenue was 10.8% for the second quarter of 2013.

Income before income taxes for the three months ended June 30, 2013, increased 40.8%, or $4.6 million, over the same period in 2012, to $15.8 million, primarily due to net new business, an increase in profit-sharing contingent commissions, net reductions in the inter-company interest expense allocation of $0.2 million, and changes in estimated acquisition earn-out payables of $0.2 million.

The Wholesale Brokerage Division’s total revenues for the six months ended June 30, 2013, increased 14.0%, or $12.7 million, over the same period in 2012, to $103.5 million. Profit-sharing contingent commissions and GSCs for the first six months of 2013 increased $1.4 million, or 23.3%, over the same period of 2012. The $11.4 million net increase in core commissions and fees revenue resulted from the following factors: (i) an increase of approximately $3.1 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2012; and (ii) the remaining net increase of $8.3 million primarily related to net new business. As such, the Wholesale Brokerage Division’s internal growth rate for core organic commissions and fees revenue was 9.8% for the first half of 2013.

Income before income taxes for the six months ended June 30, 2013, increased 30.1%, or $6.1 million, over the same period in 2012, to $26.1 million, primarily due to net new business, an increase in profit-sharing contingent commissions and a net reduction in the inter-company interest expense allocation of $0.6 million.

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

Financial information relating to our Services Division for the three and six months ended June 30, 2013 and 2012, is as follows (in thousands, except percentages):

	For the three months ended June 30,			For the six months ended June 30,
	2013	2012	% Change	2013	2012	% Change
REVENUES
Core commissions and fees	$30,271	$27,521	10.0%	$72,876	$53,283	36.8%
Profit-sharing contingent commissions	—	—	—%	—	—	—%
Guaranteed supplemental commissions	—	—	—%	—	—	—%
Investment income	—	—	—%	1	—	—%
Other income, net	132	139	(5.0)%	173	207	(16.4)%

Total revenues	30,403	27,660	9.9%	73,050	53,490	36.6%

EXPENSES
Employee compensation and benefits	15,478	14,360	7.8%	32,224	28,228	14.2%
Non-cash stock-based compensation	166	153	8.5%	334	284	17.6%
Other operating expenses	7,415	6,315	17.4%	14,433	12,144	18.8%
Amortization	925	1,156	(20.0)%	1,849	2,269	(18.5)%
Depreciation	401	304	31.9%	798	529	50.9%
Interest	1,883	4,481	(58.0)%	3,804	6,001	(36.6)%
Change in estimated acquisition earn-out payables	1,546	(1,727)	NMF (1)	3,066	(1,570)	NMF (1)

Total expenses	27,814	25,042	11.1%	56,508	47,885	18.0%

Income before income taxes	$2,589	$2,618	(1.1)%	$16,542	$5,605	195.1%

Net internal growth rate – core organic commissions and fees	10.0%	10.1%		35.5%	7.9%
Employee compensation and benefits ratio	50.9%	51.9%		44.1%	52.8%
Other operating expenses ratio	24.4%	22.8%		19.8%	22.7%

Capital expenditures	$379	$444		$498	$805
Total assets at June 30, 2013 and 2012				$246,235	$268,629

(1)	NMF = Not a meaningful figure

The Services Division’s total revenues for the three months ended June 30, 2013 increased 9.9%, or $2.7 million, over the same period in 2012, to $30.4 million. The $2.7 million net increase in commissions and fees revenue resulted from net new business, which was almost exclusively due to our Colonial Claims operation and the impact of the significant flood claims resulting from the 2012 Superstorm Sandy. As such, the Services Division’s internal growth rate for core organic commissions and fees revenue was 10.0% for the second quarter of 2013.

Income before income taxes for the three months ended June 30, 2013, decreased 1.1%, or less than $0.1 million, from the same period in 2012, to $2.6 million, primarily due to changes in estimated earn-out payables of $3.3 million but partially offset by net new business from our Colonial Claims operation and a net reduction in the inter-company interest expense allocation of $2.6 million.

The Services Division’s total revenues for the six months ended June 30, 2013 increased 36.6%, or $19.6 million, over the same period in 2012, to $73.1 million. The $19.6 million net increase in commissions and fees revenue resulted from the following factors: (i) an increase of approximately $0.7 million related to the core commissions and fees revenue from the TPA business acquired as part of the Arrowhead acquisition, which had no comparable revenues in the same period of 2012; and (ii) net new business of $18.9 million, which was almost exclusively due to our Colonial Claims operation and the impact of the significant flood claims resulting from the 2012 Superstorm Sandy. As such, the Services Division’s internal growth rate for core organic commissions and fees revenue was 35.5% for the second quarter of 2013.

Income before income taxes for the six months ended June 30, 2013, increased 195.1%, or $10.9 million, over the same period in 2012, to $16.5 million, primarily due to net new business from our Colonial Claims operation and a net reduction in the inter-company interest expense allocation of $2.2 million, but which was partially offset by changes in estimated acquisition earn-out payables of $4.6 million.

Other

As discussed in Note 10 of the Notes to Condensed Consolidated Financial Statements, the “Other” column in the Segment Information table includes any income and expenses not allocated to reportable segments, and corporate-related items, including the inter-company interest expense charges to reporting segments.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents of $385.5 million at June 30, 2013, reflected an increase of $165.7 million from the $219.8 million balance at December 31, 2012. For the six-month period ended June 30, 2013, $221.9 million of cash was provided from operating activities. Also during this period, $14.4 million of cash was used for acquisitions, $7.1 million was used for additions to fixed assets, and $25.9 million was used for payment of dividends.

Our ratio of current assets to current liabilities (the “current ratio”) was 1.47 and 1.34 at June 30, 2013 and December 31, 2012, respectively.

Contractual Cash Obligations

As of June 30, 2013, our contractual cash obligations were as follows:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$450,033	$33	$125,000	$225,000	$100,000
Other liabilities(1)	42,557	13,768	17,013	6,341	5,435
Operating leases	132,567	29,646	48,218	30,778	23,925
Interest obligations	45,448	15,815	17,773	10,922	938
Unrecognized tax benefits	159	—	159	—	—
Maximum future acquisition contingency payments(2)	135,199	33,655	97,244	4,300	—

Total contractual cash obligations	$805,963	$92,917	$305,407	$277,341	$130,298

(1)	Includes the current portion of other long-term liabilities.
(2)	Includes $48.9 million of current and non-current estimated earn-out payables resulting from acquisitions consummated after January 1, 2009.

In July 2004, we completed a private placement of $200.0 million of unsecured senior notes (the “Notes”). The $200.0 million was divided into two series: (1) Series A, which closed on September 15, 2004, for $100.0 million due in 2011 and bore interest at 5.57% per year; and (2) Series B, which closed on July 15, 2004, for $100.0 million due in 2014 and bearing interest at 6.08% per year. We have used the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. On September 15, 2011, the $100.0 million of Series A Notes were redeemed on their normal maturity date. As of June 30, 2013 and December 31, 2012, there was an outstanding balance on the Notes of $100.0 million.

On December 22, 2006, we entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). On September 30, 2009, we and the Purchaser amended the Master Agreement to extend the term of the agreement until August 20, 2012. The Purchaser also purchased Notes issued by us in 2004. The Master Agreement provides for a $200.0 million private uncommitted “shelf” facility for the issuance of senior unsecured notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten years, as the parties may determine. The Master Agreement includes various covenants, limitations and events of default similar to the Notes issued in 2004. The initial issuance of notes under the Master Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.66% per year. On February 1, 2008, $25.0 million in Series D Senior Notes due January 15, 2015, with a fixed interest rate of 5.37% per year, were issued. On September 15, 2011, and pursuant to a Confirmation of Acceptance, dated January 21, 2011 (the “Confirmation”), in connection with the Master Agreement, $100.0 million in Series E Senior Notes due September 15, 2018, with a fixed interest rate of 4.50% per year, were issued. The Series E Senior Notes were issued for the sole purpose of retiring the Series A Senior Notes. As of June 30, 2013, and December 31, 2012, there was an outstanding debt balance of $150.0 million attributable to notes issued under the provisions of the Master Agreement. The Master Agreement expired on September 30, 2012 and was not extended.

On October 12, 2012, we entered into a Master Note Facility Agreement (the “New Master Agreement”) with another national insurance company (the “New Purchaser”). The New Purchaser also purchased Notes issued by us in 2004. The New Master Agreement provides for a $125.0 million private uncommitted “shelf” facility for the issuance of unsecured senior notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten years, as the parties may determine. The New Master Agreement includes various covenants, limitations and events of default similar to the Master Agreement. At June 30, 2013 and December 31, 2012, there were no borrowings against this facility.

On June 12, 2008, we entered into an Amended and Restated Revolving Loan Agreement dated as of June 3, 2008 (the “Prior Loan Agreement”), with a national banking institution, amending and restating the Revolving Loan Agreement dated September 29, 2003, as amended (the “Revolving Agreement”), to, among other things, increase the lending commitment to $50.0 million (subject to potential increases up to $100.0 million) and to extend the maturity date from December 20, 2011, to June 3, 2013. The Revolving Agreement initially provided for a revolving credit facility in the maximum principal amount of $75.0 million. After a series of amendments that provided covenant exceptions for additional notes issued or to be issued under the Master Agreement and relaxed or deleted certain other covenants, the maximum principal amount was reduced to $20.0 million. The Revolving Agreement was amended and restated by the SunTrust Revolver (as defined in the below paragraph).

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

The maturity date for the JPM Bridge Facility was February 3, 2012, at which time all outstanding principal and unpaid interest would have been due. On January 26, 2012, we entered into a term loan agreement (the “JPM Agreement”) with JPMorgan that provided for a $100.0 million term loan (the “JPM Term Loan”). The JPM Term Loan was fully funded on January 26, 2012, and provided the financing to fully repay (1) the JPM Bridge Facility and (2) the SunTrust Revolver. As a result of the January 26, 2012 financing and repayments, the JPM Bridge Facility was terminated and the SunTrust Revolver’s amount outstanding was reduced to zero. At June 30, 2013 and December 31, 2012, there were no borrowings against the SunTrust Revolver.

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

The 30-day LIBOR and Adjusted LIBOR Rate as of June 30, 2013 were 0.19% and 0.25%, respectively.

The Notes, the Master Agreement, the SunTrust Agreement and the JPM Agreement all require that we maintain certain financial ratios and comply with certain other covenants. We were in compliance with all such covenants as of June 30, 2013 and December 31, 2012.

On July 1, 2013, in conjunction with the Beecher acquisition, we entered into: (1) a revolving loan agreement (the “Wells Fargo Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”) that provides for a $50.0 million revolving line of credit (the “Wells Fargo Revolver”) and (2) a term loan agreement (the “Bank of America Agreement”) with Bank of America, N.A. (“Bank of America”) that provides for a $30.0 million term loan (the “Bank of America Term Loan”). The Wells Fargo Revolver drawn down in the amount of $30.0 million and the Bank of America Term Loan was funded in the amount of $30.0 million, each on July 1, 2013, and these facilities provided the financing for the Beecher acquisition.

The maturity date for the Wells Fargo Revolver is December 31, 2016, at which time all outstanding principal and unpaid interest will be due. The Wells Fargo Revolver may be increased by up to $50.0 million (bringing the total amount available to $100.0 million). The calculation of interest and fees for the Wells Fargo Agreement is generally based on our funded debt-to-EBITDA ratio. Interest is charged at a rate equal to 1.00% to 1.40% above LIBOR or 1.00% below the Base Rate, each as more fully described in the Wells Fargo Agreement. Fees include an up-front fee, an availability fee of 0.175% to 0.25%, and a letter of credit margin fee of 1.00% to 1.40%. The obligations under the Wells Fargo Revolver are unsecured and the Wells Fargo Agreement includes various covenants, limitations and events of default that are customary for similar facilities for similar borrowers.

The maturity date for the Bank of America Term Loan is December 31, 2016, at which time all outstanding principal and unpaid interest will be due. Interest is charged at a rate equal to the Alternative Base Rate or 1.00% to 1.40% above the Adjusted LIBOR Rate, each as more fully described in the Bank of America Agreement. Fees include and up-front fee. Initially, until the Lender receives the Company’s September 30, 2013 quarter end financial statement, the applicable margin for Adjusted LIBOR Rate advances is 1.5%. The obligations under the Bank of America Term Loan are unsecured and the Bank of America Agreement includes various covenants, limitations and events of default that are customary for similar facilities for similar borrowers.

Neither we nor our subsidiaries has ever incurred off-balance sheet obligations through the use of, or investment in, off-balance sheet derivative financial instruments or structured finance or special purpose entities organized as corporations, partnerships or limited liability companies or trusts.

We believe that our existing cash, cash equivalents, short-term investment portfolio and funds generated from operations, together with the SunTrust Revolver, the New Master Agreement, and the Wells Fargo Revolver will be sufficient to satisfy our normal liquidity needs through at least the end of 2013. Additionally, we believe that funds generated from future operations will be sufficient to satisfy our normal liquidity needs, including the required annual principal payments on our long-term debt.

Historically, much of our cash has been used for acquisitions. If additional acquisition opportunities should become available that exceed our current cash flow, we believe that given our relatively low debt-to-total-capitalization ratio, we would be able to raise additional capital through either the private or public debt markets. This incurrence of additional debt, however, could negatively impact our capital structure and liquidity. In addition, if we are unable to raise such, or as much additional debt as we want, or at all, we could issue additional equity to finance an acquisition which could have a dilutive effect on our current shareholders.

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

Our invested assets are held as cash and cash equivalents, restricted cash and investments, available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit. These investments are subject to interest rate risk and equity price risk. The fair values of our cash and cash equivalents, restricted cash and investments, and certificates of deposit at June 30, 2013, and December 31, 2012, approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.

We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation (the “Evaluation”) required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and

Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of June 30, 2013. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

In Item 3 of Part I of the Company’s Annual Report on Form 10-K for its fiscal year ending December 31, 2012, certain information concerning certain legal proceedings and other matters was disclosed. Such information was current as of the date of filing. During the Company’s fiscal quarter ending June 30, 2013, no new legal proceedings, or material developments with respect to existing legal proceedings, occurred which require disclosure in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

There were no material changes in the risk factors previously disclosed in Item 1A, “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this Report:

3.1	Articles of Amendment to Articles of Incorporation (adopted April 24, 2003) (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 2003), and Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 1999).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on March 2, 2012).

10.1	Merger Agreement, dated May 21, 2013, among Brown & Brown, Inc., Brown & Brown Merger Co., Beecher Carlson Holdings, Inc., and BC Sellers’ Representative LLC, solely in its capacity as the representative of Beecher’s shareholders.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	These interactive date files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN & BROWN, INC.

/S/ CORY T. WALKER
Date: August 2, 2013	Cory T. Walker
Sr. Vice President, Chief Financial Officer and Treasurer
(duly authorized officer, principal financial officer and principal accounting officer)