Form 10-Q
period 2013-09-30
BROWN & BROWN INC
filed 2013-11-07
CIK 79282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of the Registrant’s common stock, $.10 par value, outstanding as of October 31, 2013 was 145,430,262.

BROWN & BROWN, INC.

Disclosure Regarding Forward-Looking Statements

Brown & Brown, Inc., together with its subsidiaries (collectively, “we,” “Brown & Brown” or the “Company”), make “forward-looking statements” within the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995, as amended, throughout this report and in the documents we incorporate by reference into this report. You can identify these statements by forward-looking words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “plan” and “continue” or similar words. We have based these statements on our current expectations about future events. Although we believe the expectations expressed in the forward-looking statements included in this Form 10-Q and the reports, statements, information and announcements incorporated by reference into this report are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. Many of these factors have previously been identified in filings or statements made by us or on our behalf. Important factors which could cause our actual results to differ materially from the forward-looking statements in this report include the following items, in addition to those matters described in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

•	Projections of revenues, income, losses, cash flows, and capital expenditures;

•	Future prospects;

•	Plans for future operations;

•	Expectations of the economic environment;

•	Material adverse changes in economic conditions in the markets we serve and in the general economy;

•	Future regulatory actions and conditions in the states in which we conduct our business;

•	Competition from others in the insurance agency, wholesale brokerage, insurance programs and service business;

•	The occurrence of adverse economic conditions, an adverse regulatory climate, or a disaster in California, Florida, Georgia, Indiana, Kansas, Massachusetts, Michigan, New Jersey, New York, Pennsylvania, Texas, Virginia and Washington, because a significant portion of business written by Brown & Brown is for customers located in these states;

•	The integration of our operations with those of businesses or assets we have acquired, including our January 2012 acquisition of Arrowhead General Insurance Agency Superholding Corporation (“Arrowhead”) and our July 2013 acquisition of Beecher Carlson Holdings, Inc. (“Beecher”), or may acquire in the future and the failure to realize the expected benefits of such acquisition and integration;

•	Premium rates and exposure units set by insurance companies which have traditionally varied and are difficult to predict;

•	Our ability to forecast liquidity needs through at least the end of 2014;

•	Our ability to renew or replace expiring leases;

•	Outcome of legal proceedings and governmental investigations;

•	Policy cancellations which can be unpredictable;

•	Potential changes to the tax rate that would affect the value of deferred tax assets and liabilities;

•	The inherent uncertainty in making estimates, judgments, and assumptions in the preparation of financial statements in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”);

•	The performance of acquired businesses and its effect on estimated acquisition earn-out payable;

•	Other risks and uncertainties as may be detailed from time to time in our public announcements and Securities and Exchange Commission (“SEC”) filings; and

•	Assumptions as to any of the foregoing and all statements that are not based on historical fact but rather reflect our current expectations concerning future results and events.

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

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share data)	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
REVENUES
Commissions and fees	$358,196	$302,310	$1,016,139	$888,785
Investment income	85	239	510	561
Other income, net	1,029	1,251	3,465	7,856

Total revenues	359,310	303,800	1,020,114	897,202

EXPENSES
Employee compensation and benefits	180,528	149,691	503,540	450,039
Non-cash stock-based compensation	7,431	3,908	14,904	11,393
Other operating expenses	50,102	43,774	143,838	129,394
Amortization	17,858	15,956	50,140	47,450
Depreciation	4,466	3,958	12,896	11,383
Interest	4,135	4,006	12,116	12,093
Change in estimated acquisition earn-out payables	(665)	858	1,513	(134)

Total expenses	263,855	222,151	738,947	661,618

Income before income taxes	95,455	81,649	281,167	235,584

Income taxes	37,706	32,145	111,280	94,176

Net income	$57,749	$49,504	$169,887	$141,408

Net income per share:
Basic	$0.40	$0.34	$1.18	$0.99

Diluted	$0.39	$0.34	$1.16	$0.97

Weighted average number of shares outstanding:
Basic	141,139	139,465	140,925	139,185

Diluted	142,789	142,097	142,476	141,769

Dividends declared per share	$0.0900	$0.0850	$0.2700	$0.2550

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except per share data)	September 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$170,965	$219,821
Restricted cash and investments	247,315	164,564
Short-term investments	11,693	8,183
Premiums, commissions and fees receivable	365,705	302,725
Deferred income taxes, net	21,268	24,408
Other current assets	26,802	39,811

Total current assets	843,748	759,512

Fixed assets, net	74,482	74,337
Goodwill	1,990,940	1,711,514
Amortizable intangible assets, net	625,298	566,538
Other assets	20,320	16,157

Total assets	$3,554,788	$3,128,058

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Premiums payable to insurance companies	$481,760	$406,704
Premium deposits and credits due customers	93,415	32,867
Accounts payable	42,460	48,524
Accrued expenses and other liabilities	144,154	79,593
Current portion of long-term debt	100,000	93

Total current liabilities	861,789	567,781

Long-term debt	380,000	450,000

Deferred income taxes, net	284,257	237,630

Other liabilities	63,958	65,314

Shareholders’ Equity:
Common stock, par value $0.10 per share; authorized 280,000 shares; issued and outstanding 145,441 at 2013 and 143,878 at 2012	14,544	14,388
Additional paid-in capital	362,293	335,872
Retained earnings	1,587,947	1,457,073

Total shareholders’ equity	1,964,784	1,807,333

Total liabilities and shareholders’ equity	$3,554,788	$3,128,058

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended September 30,
(in thousands)	2013	2012
Cash flows from operating activities:
Net income	$169,887	$141,408
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	50,140	47,450
Depreciation	12,896	11,383
Non-cash stock-based compensation	14,904	11,393
Change in estimated acquisition earn-out payables	1,513	(134)
Deferred income taxes	31,000	30,233
Income tax benefit from exercise of shares from the stock benefit plans	(562)	(279)
Net gain on sales of investments, fixed assets and customer accounts	(1,417)	(2,692)
Payments on acquisition earn-outs in excess of original estimated payables	(2,788)	(1,693)
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Restricted cash and investments (increase)	(82,751)	(67,602)
Premiums, commissions and fees receivable (increase) decrease	(18,097)	8,798
Other assets decrease	11,200	3,400
Premiums payable to insurance companies increase (decrease)	9,894	(12,999)
Premium deposits and credits due customers increase	60,548	17,698
Accounts payable increase	3,541	23,677
Accrued expenses and other liabilities increase (decrease)	57,527	(1,982)
Other liabilities (decrease)	(7,531)	(19,083)

Net cash provided by operating activities	309,904	188,976

Cash flows from investing activities:
Additions to fixed assets	(11,453)	(18,915)
Payments for businesses acquired, net of cash acquired	(339,352)	(384,596)
Proceeds from sales of fixed assets and customer accounts	867	5,239
Purchases of investments	(13,235)	(6,152)
Proceeds from sales of investments	9,726	5,645

Net cash used in investing activities	(353,447)	(398,779)

Cash flows from financing activities:
Payments on acquisition earn-outs	(7,810)	(2,695)
Proceeds from long-term debt	30,000	200,000
Payments on long-term debt	(93)	(1,227)
Borrowings on revolving credit facilities	31,863	100,000
Payments on revolving credit facilities	(31,863)	(100,000)
Income tax benefit from exercise of shares from the stock benefit plans	562	279
Issuances of common stock for employee stock benefit plans	11,286	9,590
Repurchase stock benefit plan shares for employees to fund tax withholdings	(245)	(1,221)
Cash dividends paid	(39,013)	(36,591)

Net cash (used in) provided by financing activities	(5,313)	168,135

Net (decrease) in cash and cash equivalents	(48,856)	(41,668)
Cash and cash equivalents at beginning of period	219,821	286,305

Cash and cash equivalents at end of period	$170,965	$244,637

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

Results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share data)	2013	2012	2013	2012

Net income	$57,749	$49,504	$169,887	$141,408

Net income attributable to unvested awarded performance stock	(1,626)	(1,428)	(4,092)	(4,174)

Net income attributable to common shares	$56,123	$48,076	$165,795	$137,234

Weighted average number of common shares outstanding – basic	145,228	143,607	144,403	143,418

Less unvested awarded performance stock included in weighted average number of common shares outstanding – basic	(4,089)	(4,142)	(3,478)	(4,233)

Weighted average number of common shares outstanding for basic earnings per common share	141,139	139,465	140,925	139,185

Dilutive effect of stock options	1,650	2,632	1,551	2,584

Weighted average number of shares outstanding – diluted	142,789	142,097	142,476	141,769

Net income per share:
Basic	$0.40	$0.34	$1.18	$0.99

Diluted	$0.39	$0.34	$1.16	$0.97

NOTE 4· Business Combinations

Acquisitions in 2013

During the nine months ended September 30, 2013, Brown & Brown has acquired the assets and assumed certain liabilities of three insurance intermediaries, all of the stock of one insurance intermediary and a book of business (customer accounts). The aggregate purchase price of these acquisitions was $484,319,000, including $379,694,000 of cash payments, the issuance of $85,000 in other payables, the assumption of $101,755,000 of liabilities and $2,785,000 of recorded earn-out payables. All of these acquisitions were acquired primarily to expand Brown & Brown’s core businesses and to attract and hire high-quality individuals. Acquisition purchase prices are typically based on a multiple of average annual operating profit earned over a one- to three-year period within a minimum and maximum price range. The recorded purchase price for all acquisitions consummated after January 1, 2009 included an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations will be recorded in the consolidated statement of income when incurred.

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

Based on the acquisition date and the complexity of the underlying valuation work, certain amounts included in the Company’s Consolidated Financial Statements may be provisional and thus subject to further adjustments within the permitted measurement period, as defined in ASC Topic 805 – Business Combinations (“ASC 805”). For the nine months ended September 30, 2013, several adjustments were made within the permitted measurement period that resulted in a reduction to the aggregate purchase price of the applicable acquisitions of $1,084,000, including $18,000 of cash payments, a reduction of $454,000 in other payables, the assumption of $73,000 of liabilities and the reduction of $721,000 in recorded earn-out payables.

The following table summarizes the aggregate purchase price allocations made as of the date of each acquisition for current year acquisitions and adjustments made during the measurement period for prior year acquisitions:

(in thousands)
Name	Business Segment	Date of Acquisition	Cash Paid	Other Payable	Recorded Earn-Out Payable	Net Assets Acquired	Maximum Potential Earn- Out Payable
Arrowhead General Insurance Agency Superholding Corporation	National Programs; Services	January 9, 2012	$—	$(454)	$—	$(454)	$—
Insurcorp & GGM Investments LLC	Retail	May 1, 2012	—	—	(834)	(834)	—
Richard W. Endlar Insurance Agency, Inc.	Retail	May 1, 2012	—	—	220	220	—
Texas Security General Insurance Agency, Inc.	Wholesale Brokerage	September 1, 2012	—	—	(107)	(107)	—
The Rollins Agency, Inc.	Retail	June 1, 2013	13,792	50	2,321	16,163	4,300
Beecher Carlson Holdings, Inc.	Retail; National Programs	July 1, 2013	364,643	—	—	364,643	—
Other	Various	Various	1,277	35	464	1,776	748

Total			$379,712	$(369)	$2,064	$381,407	$5,048

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition and adjustment made during the measurement period for prior year acquisition:

(in thousands)	Arrowhead	Insurcorp	Endlar	Texas Security	Rollins	Beecher	Other	Total
Cash	$—	$—	$—	$—	$—	$40,360	$—	$40,360
Other current assets	—	—	—	25	393	51,330	1,528	53,276
Fixed assets	—	—	—	—	30	1,786	9	1,825
Goodwill	(454)	(566)	216	(843)	12,697	267,731	(228)	278,553
Purchased customer accounts	—	(268)	4	708	3,878	101,565	502	106,389
Non-compete agreements	—	—	—	—	31	2,758	42	2,831
Other assets	—	—	—	—	—	—	1	1

Total assets acquired	(454)	(834)	220	(110)	17,029	465,530	1,854	483,235
Other current liabilities	—	—	—	3	(866)	(79,855)	(78)	(80,796)
Deferred income taxes, net	—	—	—	—	—	(18,867)	—	(18,867)
Other liabilities	—	—	—	—	—	(2,165)	—	(2,165)

Total liabilities assumed	—	—	—	3	(866)	(100,887)	(78)	(101,828)

Net assets acquired	$(454)	$(834)	$220	$(107)	$16,163	$364,643	$1,776	$381,407

The weighted average useful lives for the acquired amortizable intangible assets are as follows: purchased customer accounts, 15.0 years; and non-compete agreements, 5.0 years.

Goodwill of $278,553,000, was allocated to the Retail, National Programs and Wholesale Brokerage Divisions in the amounts of $252,753,000, $26,612,000 and ($812,000), respectively. Of the total goodwill of $278,553,000, $24,863,000 is currently deductible for income tax purposes and $251,626,000 is non-deductible. The remaining $2,064,000 relates to the earn-out payables and will not be deductible until it is earned and paid.

The results of operations for the acquisitions completed during 2013 have been combined with those of the Company since their respective acquisition dates. The total revenues and income (loss) before income taxes from the acquisitions completed through September, 30, 2013, included in the Condensed Consolidated Statement of Income for the three months ended September 30, 2013, were $29,095,000 and ($3,453,000), respectively. The total revenues and income (loss) before income taxes from the acquisitions completed through September, 30, 2013, included in the Condensed Consolidated Statement of Income for the nine months ended September 30, 2013, were $29,723,000 and ($3,311,000), respectively. If the acquisitions had occurred as of the beginning of the period, the Company’s results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

(UNAUDITED)	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share data)	2013	2012	2013	2012
Total revenues	$359,310	$333,375	$1,080,725	$978,275
Income before income taxes	95,455	87,038	292,743	250,428
Net income	57,749	52,771	176,881	150,317
Net income per share:
Basic	$0.40	$0.37	$1.22	$1.05
Diluted	$0.39	$0.36	$1.21	$1.03

Weighted average number of shares outstanding:
Basic	141,139	139,465	140,925	139,185
Diluted	142,789	142,097	142,476	141,769

Acquisitions in 2012

During the nine months ended September 30, 2012, Brown & Brown acquired the assets and assumed certain liabilities of 11 insurance intermediaries, all of the stock of one insurance intermediary and a book of business (customer accounts). The aggregate purchase price of these acquisitions was $620,144,000, including $443,475,000 of cash payments, the issuance of notes payable of $59,000, the issuance of $25,776,000 in other payables, the assumption of $135,779,000 of liabilities and $15,055,000 of recorded earn-out payables. The ‘other payables’ amount includes $22,594,000 that the Company is obligated to pay all shareholders of Arrowhead General Insurance Agency Superholding Corporation (“Arrowhead”) on a pro rata basis for certain pre-merger corporate tax refunds and estimated certain potential future income tax credits that were created by net operating loss carryforwards originating from transaction-related tax benefit items. All of these acquisitions were acquired primarily to expand Brown & Brown’s core businesses and to attract and hire high-quality individuals. Acquisition purchase prices are typically based on a multiple of average annual operating profit earned over a one- to three-year period within a minimum and maximum price range. The recorded purchase price for all acquisitions consummated after January 1, 2009 included an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations will be recorded in the consolidated statement of income when incurred.

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

The following table summarizes the aggregate purchase price allocations made as of the date of each acquisition:

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

For acquisitions consummated prior to January 1, 2009, additional consideration paid to sellers as a result of purchase price earn-out provisions are recorded as adjustments to intangible assets when the contingencies are settled. The net additional consideration paid by the Company in 2013 as a result of these adjustments totaled $873,000, all of which was allocated to goodwill. Of the $873,000 net additional consideration paid, $873,000 was issued as an other payable. The net additional consideration paid by the Company in 2012 as a result of these adjustments totaled $2,907,000, all of which was allocated to goodwill. Of the $2,907,000 net additional consideration paid, $2,907,000 was paid in cash.

As of September 30, 2013, the maximum future contingency payments related to all acquisitions totaled $135,122,000, all of which relates to acquisitions consummated subsequent to January 1, 2009.

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

As of September 30, 2013 and 2012, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3). The resulting additions, payments, and net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the three and nine months ended September 30, 2013 and 2012, were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Balance as of the beginning of the period	$48,918	$57,997	$52,987	$47,715
Additions to estimated acquisition earn-out payables	955	2,136	2,787	15,055
Payments for estimated acquisition earn-out payables	(2,518)	(2,743)	(10,597)	(4,388)

Subtotal	47,355	57,390	45,177	58,382

Net change in earnings from estimated acquisition earn-out payables:

Change in fair value on estimated acquisition earn-out payables	(1,146)	240	10	(1,966)
Interest expense accretion	481	618	1,503	1,832

Net change in earnings from estimated acquisition earn-out payables	(665)	858	1,513	(134)

Balance as of September 30	$46,690	$58,248	$46,690	$58,248

Of the $46,690,000 estimated acquisition earn-out payables as of September 30, 2013, $10,909,000 was recorded as accounts payable and $35,781,000 was recorded as other non-current liabilities. Of the $58,248,000 in estimated acquisition earn-out payables as of September 30, 2012, $17,552,000 was recorded as accounts payable and $40,696,000 was recorded as other non-current liabilities.

NOTE 5· Goodwill

Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. Brown & Brown completed its most recent annual assessment as of November 30, 2012, and identified no impairment as a result of the evaluation.

The changes in the carrying value of goodwill by operating segment for the nine months ended September 30, 2013 are as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Total
Balance as of January 1, 2013	$876,219	$439,180	$288,054	$108,061	$1,711,514
Goodwill of acquired businesses	252,753	27,485	(812)	—	279,426

Balance as of September 30, 2013	$1,128,972	$466,665	$287,242	$108,061	$1,990,940

NOTE 6· Amortizable Intangible Assets

Amortizable intangible assets at September 30, 2013 and December 31, 2012, consisted of the following:

	September 30, 2013				December 31, 2012
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (Years)(1)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (Years)(1)
Purchased customer accounts	$1,111,022	$(489,204)	$621,818	14.9	$1,005,031	$(439,623)	$565,408	14.9
Non-compete agreements	28,151	(24,671)	3,480	7.0	25,320	(24,190)	1,130	7.2

Total	$1,139,173	$(513,875)	$625,298		$1,030,351	$(463,813)	$566,538

Amortization expense for amortizable intangible assets for the years ending December 31, 2013, 2014, 2015, 2016 and 2017, is estimated to be $67,934,000, $70,652,000, $69,363,000, $64,782,000, and $62,070,000, respectively.

(1)	Weighted average life calculated as of the date of acquisition.

NOTE 7· Long-Term Debt

Long-term debt at September 30, 2013 and December 31, 2012, consisted of the following:

(in thousands)	2013	2012
Unsecured senior notes	$480,000	$450,000
Acquisition notes payable	—	93
Revolving credit facility	—	—

Total debt	480,000	450,093
Less current portion	(100,000)	(93)

Long-term debt	$380,000	$450,000

In July 2004, the Company completed a private placement of $200.0 million of unsecured senior notes (the “Notes”). The $200.0 million was divided into two series: (1) Series A, which closed on September 15, 2004, for $100.0 million due in 2011 and bore interest at 5.57% per year; and (2) Series B, which closed on July 15, 2004, for $100.0 million due in 2014 and bearing interest at 6.08% per year. Brown & Brown has used the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. On September 15, 2011, the $100.0 million of Series A Notes were redeemed on their normal maturity date. As of September 30, 2013 and December 31, 2012, there was an outstanding balance on the Notes of $100.0 million.

On December 22, 2006, the Company entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). On September 30, 2009, the Company and the Purchaser amended the Master Agreement to extend the term of the agreement until August 20, 2012. The Purchaser also purchased Notes issued by the Company in 2004. The Master Agreement provides for a $200.0 million private uncommitted “shelf” facility for the issuance of unsecured senior notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten years, as the parties may determine. The Master Agreement includes various covenants, limitations and events of default similar to the Notes issued in 2004. The initial issuance of notes under the Master Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.66% per year. On February 1, 2008, $25.0 million in Series D Senior Notes due January 15, 2015, with a fixed interest rate of 5.37% per year, were issued. On September 15, 2011, and pursuant to a Confirmation of Acceptance, dated January 21, 2011 (the “Confirmation”), in connection with the Master Agreement, $100.0 million in Series E Senior Notes due September 15, 2018, with a fixed interest rate of 4.50% per year, were issued. The Series E Senior Notes were issued for the sole purpose of retiring the Series A Senior Notes. As of September 30, 2013, and December 31, 2012, there was an outstanding debt balance issued under the provisions of the Master Agreement of $150.0 million. The Master Agreement expired on September 30, 2012 and was not extended.

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

The maturity date for the JPM Bridge Facility was February 3, 2012, at which time all outstanding principal and unpaid interest would have been due. On January 26, 2012, the Company entered into a term loan agreement (the “JPM Agreement”) with JPMorgan that provided for a $100.0 million term loan (the “JPM Term Loan”). The JPM Term Loan was fully funded on January 26, 2012, and provided the financing to fully repay (1) the JPM Bridge Facility and (2) the SunTrust Revolver. As a result of the January 26, 2012 financing and repayments, the JPM Bridge Facility was terminated and the SunTrust Revolver’s amount outstanding was reduced to zero. At September 30, 2013 and December 31, 2012, there were no borrowings against this SunTrust Revolver.

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

The maturity date for the Wells Fargo Revolver is December 31, 2016, at which time all outstanding principal and unpaid interest will be due. The Wells Fargo Revolver may be increased by up to $50.0 million (bringing the total available to $100.0 million). The calculation of interest and fees for the Wells Fargo Agreement is generally based on the Company’s funded debt-to-EBITDA ratio. Interest is charged at a rate equal to 1.00% to 1.40% above LIBOR or 1.00% below the Base Rate, each as more fully described in the Wells Fargo Agreement. Fees include an up-front fee, an availability fee of 0.175% to 0.25%, and a letter of credit margin fee of 1.00% to 1.40%. The obligations under the Wells Fargo Revolver are unsecured and the Wells Fargo Agreement includes various covenants, limitations and events of default that are customary for similar facilities for similar borrowers. The Wells Fargo Revolver was drawn down in the amount of $30.0 million on July 1, 2013. There were no borrowings against the Wells Fargo Revolver as of September 30, 2013.

The maturity date for the Bank of America Term Loan is December 31, 2016, at which time all outstanding principal and unpaid interest will be due. The calculation of interest for the Bank of America Agreement is generally based on the Company’s fixed charge coverage ratio. Interest is charged at a rate equal to the Alternative Base Rate or 1.00% to 1.40% above the Adjusted LIBOR Rate, each as more fully described in the Bank of America Agreement. Fees include an up-front fee. Initially, until the Lender receives the Company’s September 30, 2013 quarter end financial statements, the applicable margin for Adjusted LIBOR Rate advances is 1.50%. The obligations under the Bank of America Term Loan are unsecured and the Bank of America Agreement includes various covenants, limitations and events of default that are customary for similar facilities for similar borrowers. The Bank of America Term Loan was funded in the amount of $30.0 million on July 1, 2013. As of September 30, 2013 there was an outstanding balance of $30.0 million.

The 30-day LIBOR and Adjusted LIBOR Rate as of September 30, 2013 were between 0.18% and 0.19%.

The Notes, the Master Agreement, the SunTrust Agreement, the JPM Agreement and the Bank of America Agreement all require the Company to maintain certain financial ratios and comply with certain other covenants. The Company was in compliance with all such covenants as of September 30, 2013 and December 31, 2012.

Acquisition notes payable represent debt incurred to former owners of certain insurance operations acquired by Brown & Brown. These notes and future contingent payments were payable in monthly, quarterly and annual installments through July 2013.

NOTE 8· Supplemental Disclosures of Cash Flow Information and Non-Cash Financing and Investing Activities

	For the nine months ended September 30,
(in thousands)	2013	2012
Cash paid during the period for:
Interest	$13,223	$12,928
Income taxes	$81,156	$60,918

Brown & Brown’s significant non-cash investing and financing activities are summarized as follows:

	For the nine months ended September 30,
(in thousands)	2013	2012
Other payable issued for purchased customer accounts	$503	$25,775
Notes payable issued or assumed for purchased customer accounts	$—	$59
Estimated acquisition earn-out payables and related charges	$2,064	$15,055
Notes received on the sale of fixed assets and customer accounts	$1,107	$1,116

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

NOTE 10· Segment Information

Brown & Brown’s business is divided into four reportable segments: the Retail Division, which provides a broad range of insurance products and services to commercial, public and quasi-public entities, and to professional and individual customers; the National Programs Division, which provides professional liability and related package products for certain professionals delivered through nationwide networks of independent agents, and markets targeted products and services designed for specific industries, trade groups, public and quasi-public entities, and market niches; the Wholesale Brokerage Division, which markets and sells excess and surplus commercial and personal lines insurance, and reinsurance, primarily through independent agents and brokers; and the Services Division, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside service, Social Security disability and Medicare benefits advocacy services, and catastrophe claims adjusting services.

Brown & Brown conducts all of its operations within the United States of America, except for one wholesale brokerage operation based in London, England which commenced business in March 2008. This operation earned $2.3 million and $2.0 million of total revenues for the three months ended September 30, 2013 and 2012, respectively. This operation earned $8.2 million and $7.8 million of total revenues for the nine months ended September 30, 2013 and 2012, respectively. Additionally, this operation earned $9.7 million of total revenues for the year ended December 31, 2012. Long-lived assets held outside of the United States during the nine months ended September 30, 2013 and 2012 were not material.

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

	For the three months ended September 30, 2013
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$192,845	$77,816	$59,324	$30,020	$(695)	$359,310
Investment income	$19	$4	$7	$—	$55	$85
Amortization	$10,258	$3,781	$2,884	$925	$10	$17,858
Depreciation	$1,536	$1,384	$684	$402	$460	$4,466
Interest expense	$11,127	$6,245	$642	$1,804	$(15,683)	$4,135
Income before income taxes	$37,441	$17,450	$20,152	$5,763	$14,649	$95,455
Total assets	$2,918,824	$1,350,689	$915,515	$252,801	$(1,883,041)	$3,554,788
Capital expenditures	$1,696	$1,349	$277	$639	$369	$4,330

	For the three months ended September 30, 2012
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$157,824	$66,847	$50,464	$28,695	$(30)	$303,800
Investment income	$32	$5	$6	$—	$196	$239
Amortization	$8,686	$3,286	$2,819	$1,155	$10	$15,956
Depreciation	$1,296	$1,204	$704	$351	$403	$3,958
Interest expense	$6,635	$5,737	$922	$2,981	$(12,269)	$4,006
Income before income taxes	$34,925	$17,989	$15,688	$2,922	$10,125	$81,649
Total assets	$2,250,245	$1,163,807	$784,736	$273,346	$(1,337,405)	$3,134,729
Capital expenditures	$1,376	$1,993	$471	$1,470	$928	$6,238

	For the nine months ended September 30, 2013
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$539,232	$215,110	$162,844	$103,070	$(142)	$1,020,114
Investment income	$65	$14	$16	$1	$414	$510
Amortization	$27,858	$10,811	$8,668	$2,774	$29	$50,140
Depreciation	$4,278	$3,958	$2,107	$1,200	$1,353	$12,896
Interest expense	$22,976	$17,529	$2,120	$5,608	$(36,117)	$12,116
Income before income taxes	$128,134	$42,688	$46,274	$22,305	$41,766	$281,167
Total assets	$2,918,824	$1,350,689	$915,515	$252,801	$(1,883,041)	$3,554,788
Capital expenditures	$4,519	$3,661	$1,374	$1,137	$762	$11,453

	For the nine months ended September 30, 2012
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$487,047	$184,420	$141,251	$82,185	$2,299	$897,202
Investment income	$84	$16	$17	$—	$444	$561
Amortization	$25,865	$9,740	$8,392	$3,424	$29	$47,450
Depreciation	$3,848	$3,482	$2,021	$880	$1,152	$11,383
Interest expense	$20,273	$16,740	$3,043	$8,982	$(36,945)	$12,093
Income before income taxes	$111,011	$43,184	$35,760	$8,527	$37,102	$235,584
Total assets	$2,250,245	$1,163,807	$784,736	$273,346	$(1,337,405)	$3,134,729
Capital expenditures	$4,011	$7,843	$2,357	$2,275	$2,429	$18,915

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

The growth trend has continued into 2013. For the three and nine-month periods ended September 30, 2013, our consolidated internal revenue growth rates were 7.3% and 8.2%, respectively. Additionally, each of our four divisions has recorded positive internal revenue growth for each quarter in 2013. In the event that the gradual increases in insurance premium rates and insurable exposure units that occurred in 2012 and in the first nine months of 2013 continue for the remainder of 2013, we expect to see continued positive quarterly internal revenue growth rates on a year-over-year basis for the remaining three months of 2013, excluding the impact relating to our Colonial Claims operation. In the fourth quarter of 2012, Colonial Claims earned claims fees of $7.4 million as a direct result of the significant claims activity from Superstorm Sandy. Absent another major flooding event, we estimate Colonial Claims revenues for the fourth quarter of 2013 to be between $1.5 million and $2.0 million.

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

In recent years, five national insurance companies have replaced the loss-ratio based profit-sharing contingent commission calculation with a guaranteed fixed-base methodology, referred to as “Guaranteed Supplemental Commissions” (“GSCs”). Since GSCs are not subject to the uncertainty of loss ratios, they are accrued throughout the year based on actual premiums written. As of December 31, 2012, we accrued and earned $9.1 million from GSCs during 2012, most of which was collected in the first quarter of 2013. For each of the three-month periods ended September 30, 2013 and 2012, we earned $2.4 million from GSCs. For the nine-month periods ended September 30, 2013 and 2012, we earned $6.3 million and $7.2 million, respectively, from GSCs.

Fee revenues relate to fees negotiated in lieu of commissions, which are recognized as services are rendered. Fee revenues are generated primarily by: (1) our Services Division, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside services, Social Security disability and Medicare benefits advocacy services, and catastrophe claims adjusting services, and (2) our National Programs and Wholesale Brokerage Divisions, which earn fees primarily for the issuance of insurance policies on behalf of insurance companies. These services are provided over a period of time, typically one year. Fee revenues, as a percentage of our total commissions and fees as of the three months ended September 30, 2013 and 2012 represented 34.2% and 37.1%, respectively. Fee revenues, as a percentage of our total commissions and fees as of the nine months ended September 30, 2013 and 2012 represented 35.3% and 37.1%, respectively. Fee revenues, as a percentage of our total commissions and fees, represented 21.7% in 2012, 16.4% in 2011 and 14.6% in 2010.

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

Effective January 1, 2010, Citizens raised its insurance rates, on average, 10% for properties with values of less than $10 million, and more than 10% for properties with values in excess of $10 million. Citizens raised its insurance rates again in 2011, 2012, and 2013. Our commission revenues from Citizens for 2012, 2011 and 2010 were approximately $6.4 million, $7.8 million, and $8.3 million, respectively. If, as expected, Citizens continues to attempt to reduce its insured exposures, the financial impact of Citizens on our business should continue to be reduced for the remaining period of 2013.

Company Overview — Third Quarter of 2013

We continued the trend that began in the first quarter of 2012, by achieving a quarterly positive growth rate of our core organic commissions and fees in the third quarter of 2013. This positive growth rate of 7.3% for the third quarter of 2013 accounted for $20.8 million of new core organic commissions and fees, which was generally broad-based across all four Divisions. Of the $20.8 million of new core organic commissions and fees, $7.1 million related to a new automobile aftermarket program in our National Programs Division, and $0.5 million was generated by our Colonial Claims operation in our Services Division as a result of the slowing claims activity related to the 2012 Superstorm Sandy.

Additionally, our profit-sharing contingent commissions and GSCs for the three months ended September 30, 2013 increased by $1.9 million over the third quarter of 2012.

Income before income taxes in the three-month period ended September 30, 2013 increased over the same period in 2012 by 26.9%, or $13.8 million, to $95.5 million, primarily due to net new business and acquired revenues.

Acquisitions

Approximately 37,500 independent insurance agencies are estimated to be operating currently in the United States. Part of our continuing business strategy is to attract high-quality insurance intermediaries to join our operations. From 1993 through the third quarter of 2013, we acquired 444 insurance intermediary operations, excluding acquired books of business (customer accounts).

A summary of our acquisitions and related adjustments to the purchase price of prior acquisitions for the nine months ended September 30, 2013 and 2012 are as follows (in millions, except for number of acquisitions):

	Number of Acquisitions		Estimated Annual	Cash	Note	Other	Liabilities	Recorded Earn-Out	Aggregate Purchase
	Asset	Stock	Revenues	Paid	Payable	Payable	Assumed	Payable	Price
2013	3	1	$122.1	$379.7	$—	$(0.4)	$94.8	$2.1	$476.2
2012	11	1	$129.3	$443.4	$0.1	$25.8	$135.8	$15.0	$620.1

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes.

Financial information relating to our Condensed Consolidated Financial Results for the three and nine months ended September 30, 2013 and 2012, is as follows (in thousands, except percentages):

	For the three months ended September 30,			For the nine months ended September 30,
	2013	2012	% Change	2013	2012	% Change
REVENUES
Core commissions and fees	$341,839	$287,874	18.7%	$962,942	$844,235	14.1%
Profit-sharing contingent commissions	13,951	12,077	15.5%	46,869	37,341	25.5%
Guaranteed supplemental commissions	2,406	2,359	2.0%	6,328	7,209	(12.2)%
Investment income	85	239	(64.4)%	510	561	(9.1)%
Other income, net	1,029	1,251	(17.7)%	3,465	7,856	(55.9)%

Total revenues	359,310	303,800	18.3%	1,020,114	897,202	13.7%

EXPENSES
Employee compensation and benefits	180,528	149,691	20.6%	503,540	450,039	11.9%
Non-cash stock-based compensation	7,431	3,908	90.1%	14,904	11,393	30.8%
Other operating expenses	50,102	43,774	14.5%	143,838	129,394	11.2%
Amortization	17,858	15,956	11.9%	50,140	47,450	5.7%
Depreciation	4,466	3,958	12.8%	12,896	11,383	13.3%
Interest	4,135	4,006	3.2%	12,116	12,093	0.2%
Change in estimated acquisition earn-out payables	(665)	858	NMF (1)	1,513	(134)	NMF (1)

Total expenses	263,855	222,151	18.8%	738,947	661,618	11.7%

Income before income taxes	95,455	81,649	16.9%	281,167	235,584	19.3%

Income taxes	37,706	32,145	17.3%	111,280	94,176	18.2%

NET INCOME	$57,749	$49,504	16.7%	$169,887	$141,408	20.1%

Net internal growth rate – core organic commissions and fees	7.3%	1.0%		8.2%	1.7%
Employee compensation and benefits ratio	50.2%	49.3%		49.4%	50.2%
Other operating expenses ratio	13.9%	14.4%		14.1%	14.4%

Capital expenditures	$4,330	$6,238		$11,453	$18,915
Total assets at September 30, 2013 and 2012				$3,554,788	$3,134,729

(1)	NMF = Not a meaningful figure

Commissions and Fees

Commissions and fees, including profit-sharing contingent commissions and GSCs, for the third quarter of 2013 increased $55.9 million, or 18.5%, over the same period in 2012. Profit-sharing contingent commissions and GSCs for the third quarter of 2013 increased $1.9 million, or 13.3%, over the third quarter of 2012, to $16.4 million, due primarily to $1.1 million and $1.0 million increases in profit-sharing contingent commissions and GSCs in our Retail and Wholesale Brokerage Divisions, respectively. Core organic commissions and fees are our core commissions and fees, less (i) the core commissions and fees earned for the first twelve months by newly acquired operations and (ii) divested business (core commissions and fees generated from sold or terminated offices, books of business or niches). Core commissions and fees revenue for the third quarter of 2013 increased $54.0 million on a net basis, of which approximately $34.8 million represented core commissions and fees from agencies acquired since the third quarter of 2012. After divested business of $1.6 million, the remaining net increase of $20.8 million represented net new business, which reflects a 7.3% internal growth rate for core organic commissions and fees.

Commissions and fees, including profit-sharing contingent commissions and GSCs, for the nine months ended September 30, 2013 increased $127.4 million, or 14.3%, over the same period in 2012. Profit-sharing contingent commissions and GSCs for the nine months ended September 30, 2013 increased $8.6 million or 19.4%, over the third quarter of 2012, to $53.2 million, due primarily to $4.6 million, $1.6 million, and $2.4 million increase in profit-sharing contingent commissions and GSCs in our Retail, National Program and Wholesales Brokerage Divisions, respectively. Core commissions and fees revenue for the nine months ended September 30, 2013 increased $118.7 million on a net basis, of which approximately $54.8 million represented core commissions and fees from agencies acquired since the third quarter of 2012. After divested business of $5.2 million, the remaining net increase of $69.1 million represented net new business, which reflects an 8.2% internal growth rate for core organic commissions and fees.

Investment Income

Investment income for the three months ended September 30, 2013, decreased $0.2 million, or 64.4%, from the same period in 2012. Investment income for the nine months ended September 30, 2013, decreased $0.1 million, or 9.1%, from the same period in 2012. These decreases are the result of lower average invested balances in 2013, primarily as a result of increased acquisition activity.

Other Income, net

Other income for the three months ended September 30, 2013, reflected income of $1.0 million, compared with $1.3 million in the same period in 2012. Other income for the nine months ended September 30, 2013, reflected income of $3.5 million, compared with $7.9 million in the same period in 2012. Other income consists primarily of gains and losses from the sale and disposition of assets. Although we are not in the business of selling customer accounts, we periodically will sell an office or a book of business (one or more customer accounts) that we believe does not produce reasonable margins or demonstrate a potential for growth, or when doing so is otherwise in the Company’s interest. The $0.3 million decrease for the three months ended September 30, 2013 over the comparable period of 2012 is primarily due to a sale of a book of business. Of the $4.4 million decrease for the nine months ended September 30, 2013 from the comparable period of 2012, $1.3 million represented gains on the sale of books of business in 2012, and $3.1 million related to a legal settlement that we received in 2012 on the enforcement of non-piracy covenants in our employment agreements.

Employee Compensation and Benefits

Employee compensation and benefits expense as a percentage of total revenues increased to 50.2% for the three months ended September 30, 2013, from 49.3% for the three months ended September 30, 2012. Employee compensation and benefits for the third quarter of 2013 increased, on a net basis, approximately 20.6%, or $30.8 million, over the same period in 2012. However, that net increase included $18.7 million of new compensation costs related to new acquisitions that were stand-alone offices. Therefore, employee compensation and benefits expense attributable to those offices that existed in the same three-month period ended September 30, 2013 and 2012 (including the new acquisitions that combined with, or “folded into” those offices) increased by $12.1 million. The employee compensation and benefits expense increases in these offices were primarily related to an increase in staff salaries ($5.5 million), an increase in profit center and other incentive bonuses ($0.8 million), an increase in producer salaries due to our hiring of new producer trainees ($1.5 million), an increase in commissioned producer compensation due to increased commissions and fees revenues ($2.4 million), an increase in related payroll taxes ($0.8 million), and an increase in group health insurance ($0.7 million).

Employee compensation and benefits expense as a percentage of total revenues decreased to 49.4% for the nine months ended September 30, 2013, from the 50.2% for the nine months ended September 30, 2012. Employee compensation and benefits for the nine months ended September 30, 2013 increased, on a net basis, approximately 11.9%, or $53.5 million, over the same period in 2012. However, that net increase included $22.6 million of new compensation costs related to new acquisitions that were stand-alone offices. Therefore, employee compensation and benefits expense attributable to those offices that existed in the same nine-month period ended September 30, 2013 and 2012 (including the new acquisitions that combined with, or “folded into” those offices) increased by $30.9 million. The employee compensation and benefits expense increases in these offices were primarily related to an increase in staff salaries ($14.4 million), an increase in profit center and other incentive bonuses ($3.7 million), an increase in producer salaries due to our hiring of new producer trainees ($3.3 million), an increase in commissioned producer compensation due to increased commissions and fees revenues ($5.4 million), and an increase in related payroll taxes ($2.6 million).

Non-Cash Stock-Based Compensation

The Company has an employee stock purchase plan, and grants stock options and non-vested stock awards under other equity-based plans to its employees. Compensation expense for all share-based awards is recognized in the financial statements based upon the grant-date fair value of those awards. Non-cash stock-based compensation expense for the three months ended September 30, 2013 increased $3.5 million, or 90.1%, over the same period in 2012. Non-cash stock-based compensation expense for the nine months ended September 30, 2013 increased $3.5 million, or 30.8%, over the same period in 2012. These increases were the result of new non-vested stock awards granted on July 1, 2013, primarily to a broad-based group of producers, profit center leaders, and senior leaders.

Other Operating Expenses

Other operating expenses represented 13.9% of total revenues for the three months ended September 30, 2013, a decrease from the 14.4% ratio for the three months ended September 30, 2012. Other operating expenses for the third quarter of 2013 increased $6.3 million, or 14.5%, over the same period of 2012, of which $5.7 million related to acquisitions that joined us as stand-alone offices since the fourth quarter of 2012. Therefore, other operating expenses from those offices that existed in both the three-month periods ended September 30, 2013 and 2012 (including the new acquisitions that “folded into” those offices) increased by $0.6 million. The other operating expense increases in these offices were primarily related to an increase in data processing, software costs and software licensing fees ($0.9 million), an increase in accounting and consulting expenses ($0.9 million), and an increase in inspection and processing fee expense ($0.3 million), while being partially offset by a decrease in legal and errors and omissions reserve ($1.3 million).

Other operating expenses represented 14.1% of total revenues for the nine months ended September 30, 2013, a decrease from the 14.4% ratio for the nine months ended September 30, 2012. Other operating expenses for the nine months ended September 30, 2013 increased $14.4 million, or 11.2%, over the same period of 2012, of which $6.8 million related to acquisitions that joined us as stand-alone offices since the fourth quarter of 2012. Therefore, other operating expenses from those offices that existed in both the nine-month periods ended September 30, 2013 and 2012 (including the new acquisitions that “folded into” those offices) increased by $7.6 million. The other operating expense increases in these offices were primarily related to an increase in inspection and processing fee expense ($2.7 million), an increase in data processing and software costs ($2.8 million), an increase in accounting and consulting expenses ($1.4 million), and an increase in employee meetings ($0.7 million).

Amortization

Amortization expense for the third quarter of 2013 increased $1.9 million, or 11.9%, over the third quarter of 2012. Amortization expense for the nine months ended September 30, 2013, increased $2.7 million, or 5.7%, over the nine months ended September 30, 2012. These increases are due primarily to the amortization of additional intangible assets as the result of recent acquisitions.

Depreciation

Depreciation expense for the third quarter of 2013 increased $0.5 million, or 12.8%, over the third quarter of 2012. Depreciation expense for the nine months ended September 30, 2013, increased $1.5 million, or 13.3%, over the nine months ended September 30, 2012. These increases are due primarily to the addition of fixed assets as a result of recent acquisitions.

Interest Expense

Interest expense for the third quarter of 2013 increased $0.1 million, or 3.2%, over the third quarter of 2012. Interest expense for the nine months ended September 30, 2013 increased less than $0.1 million, or 0.2%, over the same period in 2012. These increases are due to the increased borrowings in 2013.

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

As of September 30, 2013 and 2012, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3). The resulting net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the three and nine months ended September 30, 2013 and 2012, were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Change in fair value on estimated acquisition earn-out payables	$(1,146)	$240	$10	$(1,966)
Interest expense accretion	481	618	1,503	1,832

Net change in earnings from estimated acquisition earn-out payables	$(665)	$858	$1,513	$(134)

For the three months ended September 30, 2013 and 2012, the fair value of estimated earn-out payables was re-evaluated and decreased by $1.1 million and increased by $0.2 million, respectively, which resulted in a credit and a charge to the Condensed Consolidated Statement of Income. For the nine months ended September 30, 2013 and 2012, the fair value of estimated earn-out payables was re-evaluated and increased by less than $0.1 million and decreased by $2.0 million, respectively, which resulted in a charge and a credit to the Condensed Consolidated Statement of Income. An acquisition is considered to be performing well if its operating profit exceeds the level needed to reach the minimum purchase price. However, a reduction in the estimated acquisition earn-out payable can occur even though the acquisition is performing well, if it is not performing at the level contemplated by our original estimate.

As of September 30, 2013, the estimated acquisition earn-out payables equaled $46,690,000, of which $10,909,000 was recorded as accounts payable and $35,781,000 was recorded as other non-current liabilities. Of the $52,987,000 in estimated acquisition earn-out payables as of December 31, 2012, $10,164,000 was recorded as accounts payable and $42,823,000 was recorded as other non-current liabilities.

Income Taxes

The effective tax rate on income from operations for the three months ended September 30, 2013 and 2012, was 39.5% and 39.4%, respectively. The effective tax rate on income from operations for the nine months ended September 30, 2013 and 2012, was 39.6% and 40.0%, respectively. The lower effective annual tax rates were primarily the result of lower average effective state income tax rates.

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

The internal growth rates for our core organic commissions and fees for the three months ended September 30, 2013 and 2012, by Division, are as follows (in thousands, except percentages):

2013	For the three months ended September 30,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
	2013	2012
Retail(1)	$187,043	$152,109	$34,934	23.0%	$31,078	$3,856	2.5%
National Programs	73,678	62,406	11,272	18.1%	2,522	8,750	14.0%
Wholesale Brokerage	51,234	43,200	8,034	18.6%	1,193	6,841	15.8%
Services	29,884	28,566	1,318	4.6%	—	1,318	4.6%

Total core commissions and fees	$341,839	$286,281	$55,558	19.4%	$34,793	$20,765	7.3%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Condensed Consolidated Statements of Income for the three months ended September 30, 2013, and 2012, is as follows (in thousands):

	For the three months ended September 30,
	2013	2012
Total core commissions and fees	$341,839	$286,281
Profit-sharing contingent commissions	13,951	12,077
Guaranteed supplemental commissions	2,406	2,359
Divested business	—	1,593

Total commission and fees	$358,196	$302,310

(1)	The Retail Division includes commissions and fees reported in the “Other” column of the Segment Information in Note 10 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

The internal growth rates for our core organic commissions and fees for the three months ended September 30, 2012 and 2011, by Division, are as follows (in thousands, except percentages):

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

The internal growth rates for our core organic commissions and fees for the nine months ended September 30, 2013 and 2012, by Division, are as follows (in thousands, except percentages):

2013	For the nine months ended September 30,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
	2013	2012
Retail(1)	$514,575	$460,115	$54,460	11.8%	$45,830	$8,630	1.9%
National Programs	198,244	169,171	29,073	17.2%	4,005	25,068	14.8%
Wholesale Brokerage	147,363	127,852	19,511	15.3%	4,332	15,179	11.9%
Services	102,760	81,849	20,911	25.5%	657	20,254	24.7%

Total core commissions and fees	$962,942	$838,987	$123,955	14.8%	$54,824	$69,131	8.2%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2013, and 2012, is as follows (in thousands):

	For the nine months ended September 30,
	2013	2012
Total core commissions and fees	$962,942	$838,987
Profit-sharing contingent commissions	46,869	37,341
Guaranteed supplemental commissions	6,328	7,209
Divested business	—	5,248

Total commission and fees	$1,016,139	$888,785

(1)	The Retail Division includes commissions and fees reported in the “Other” column of the Segment Information in Note 10 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

The internal growth rates for our core organic commissions and fees for the nine months ended September 30, 2012 and 2011, by Division, are as follows (in thousands, except percentages):

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

Retail Division

The Retail Division provides a broad range of insurance products and services to commercial, public and quasi-public, professional and individual insured customers. Approximately 92.4% of the Retail Division’s commissions and fees revenue are commission-based. Because most of our other operating expenses do not change as premiums fluctuate, we believe that most of any fluctuation in the commissions, net of related compensation, which we receive will be reflected in our income before income taxes.

Financial information relating to Brown & Brown’s Retail Division for the three and nine months ended September 30, 2013, and 2012 is as follows (in thousands, except percentages):

	For the three months ended September 30,			For the nine months ended September 30,
	2013	2012	% Change	2013	2012	% Change
REVENUES
Core commissions and fees	$187,836	$153,971	20.0%	$515,521	$466,414	10.5%
Profit-sharing contingent commissions	2,493	1,629	53.0%	16,797	12,172	38.0%
Guaranteed supplemental commissions	2,020	1,769	14.2%	5,252	5,430	(3.3)%
Investment income	19	32	(40.6)%	65	84	(22.6)%
Other income, net	477	423	12.8%	1,597	2,947	(45.8)%

Total revenues	192,845	157,824	22.2%	539,232	487,047	10.7%

EXPENSES
Employee compensation and benefits	99,109	79,935	24.0%	268,035	244,683	9.5%
Non-cash stock-based compensation	2,278	1,483	53.6%	5,354	4,194	27.7%
Other operating expenses	30,980	24,237	27.8%	83,076	74,622	11.3%
Amortization	10,258	8,686	18.1%	27,858	25,865	7.7%
Depreciation	1,536	1,296	18.5%	4,278	3,848	11.2%
Interest	11,127	6,635	67.7%	22,976	20,273	13.3%
Change in estimated acquisition earn-out payables	116	627	(81.5)%	(479)	2,551	NMF (1)

Total expenses	155,404	122,899	26.4%	411,098	376,036	9.3%

Income before income taxes	$37,441	$34,925	7.2%	$128,134	$111,011	15.4%

Net internal growth rate – core organic commissions and fees	2.5%	1.0%		1.9%	0.2%
Employee compensation and benefits ratio	51.4%	50.6%		49.7%	50.2%
Other operating expenses ratio	16.1%	15.4%		15.4%	15.3%

Capital expenditures	$1,696	$1,376		$4,519	$4,011
Total assets at September 30, 2013 and 2012				$2,918,824	$2,250,245

(1)	NMF = Not a meaningful figure

The Retail Division’s total revenues during the three months ended September 30, 2013, increased 22.2%, or $35.0 million, over the same period in 2012, to $192.8 million. Profit-sharing contingent commissions and GSCs for the third quarter of 2013 increased $1.1 million, or 32.8%, over the third quarter of 2012, to $4.5 million. The $33.9 million net increase in core commissions and fees revenue resulted from the following factors: (i) an increase of approximately $31.1 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2012; (ii) a decrease of $1.1 million related to commissions and fees revenue recorded in the third quarter of 2012 from business divested during 2012; and (iii) the remaining net increase of $3.9 million primarily related to net new business. The Retail Division’s internal growth rate for core organic commissions and fees revenue was 2.5% for the third quarter of 2013, and was driven by slightly increasing insurable exposure units in most areas of the United States, and slight increases in general insurance premium rates.

Income before income taxes for the three months ended September 30, 2013, increased 7.2%, or $2.5 million, over the same period in 2012, to $37.4 million. This increase was primarily due to net new business, income from new acquisitions, and continued improved efficiencies relating to compensation and employee benefits and certain other operating expenses. These increases were also enhanced by changes in estimated acquisition earn-out payables of $0.5 million, but partially offset by a $4.5 million net increases in the inter-company interest expense allocation due to the new acquisitions. The continued improved efficiencies relating to compensation and employee benefits, and certain other operating expenses resulted mainly from such costs increasing at a lower rate than our growth in net new business. However, a portion of the improved ratio of employee compensation and benefits to total revenues was the result of the $1.9 million of bonus compensation related to a special one-time bonus for the three months ended September 30, 2012 which was not repeated in 2013.

The Retail Division’s total revenues during the nine months ended September 30, 2013, increased 10.7%, or $52.2 million, over the same period in 2012, to $539.2 million. Profit-sharing contingent commissions and GSCs for the first nine months of 2013 increased $4.4 million, or 25.3%, over the same period of 2012, to $22.0 million. The $49.1 million net increase in core commissions and fees revenue resulted from the following factors: (i) an increase of approximately $45.8 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2012; (ii) a decrease of $5.3 million related to commissions and fees revenue recorded in the first nine months of 2012 from business divested since the third quarter of 2012; and (iii) the remaining net increase of $8.6 million primarily related to net new business. The Retail Division’s internal growth rate for core organic commissions and fees revenue was 1.9% for the first nine months of 2013, and was driven by slightly increasing insurable exposure units in most areas of the United States, and slight increases in general insurance premium rates.

Income before income taxes for the nine months ended September 30, 2013, increased 15.4%, or $17.1 million, over the same period in 2012, to $128.1 million. This increase was primarily due to net new business, the increase in profit-sharing contingent commissions, and continued improved efficiencies relating to compensation and employee benefits and certain other operating expenses, but which was partially off-set by a $1.4 million reduction in other income primarily due to gains on the sale of books of businesses in 2012. These increases were also enhanced by changes in estimated acquisition earn-out payables of $3.0 million, but partially offset by a net increase in the inter-company interest expense allocation of $2.7 million. The continued improved efficiencies relating to compensation and employee benefits, and certain other operating expenses resulted mainly from such costs increasing at a lower rate than our growth in net new business. However, a portion of the improved ratio of employee compensation and benefits to total revenues was the result of the $4.7 million of bonus compensation related to a special one-time bonus for the nine months ended September 30, 2012 which was not repeated in 2013.

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

Financial information relating to our National Programs Division for the three and nine months ended September 30, 2013, and 2012, is as follows (in thousands, except percentages):

	For the three months ended September 30,			For the nine months ended September 30,
	2013	2012	% Change	2013	2012	% Change
REVENUES
Core commissions and fees	$73,678	$62,406	18.1%	$198,244	$169,171	17.2%
Profit-sharing contingent commissions	3,841	4,032	(4.7)%	16,043	14,151	13.4%
Guaranteed supplemental commissions	25	71	(64.8)%	(34)	268	(112.7)%
Investment income	4	5	(20.0)%	14	16	(12.5)%
Other income, net	268	333	(19.5)%	843	814	3.6%

Total revenues	77,816	66,847	16.4%	215,110	184,420	16.6%

EXPENSES
Employee compensation and benefits	33,845	26,167	29.3%	98,539	78,505	25.5%
Non-cash stock-based compensation	1,159	965	20.1%	3,059	2,747	11.4%
Other operating expenses	13,901	11,445	21.5%	39,220	31,374	25.0%
Amortization	3,781	3,286	15.1%	10,811	9,740	11.0%
Depreciation	1,384	1,204	15.0%	3,958	3,482	13.7%
Interest	6,245	5,737	8.9%	17,529	16,740	4.7%
Change in estimated acquisition earn-out payables	51	54	(5.6)%	(694)	(1,352)	(48.7)%

Total expenses	60,366	48,858	23.6%	172,422	141,236	22.1%

Income before income taxes	$17,450	$17,989	(3.0)%	$42,688	$43,184	(1.1)%

Net internal growth rate – core organic commissions and fees	14.0%	(3.3)%		14.8%	1.0%
Employee compensation and benefits ratio	43.5%	39.1%		45.8%	42.6%
Other operating expenses ratio	17.9%	17.1%		18.2%	17.0%

Capital expenditures	$1,349	$1,993		$3,661	$7,843
Total assets at September 30, 2013 and 2012				$1,350,689	$1,163,807

Total revenues for National Programs for the three months ended September 30, 2013, increased 16.4%, or $11.0 million, over the same period in 2012, to $77.8 million. Profit-sharing contingent commissions and GSCs for the third quarter of 2013 decreased $0.2 million from the third quarter of 2012. The $11.3 million net increase in core commissions and fees revenue resulted from the following factors: (i) an increase of approximately $2.5 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2012; and (ii) the remaining net increase of $8.8 million primarily related to net new business. The National Programs Division’s internal growth rate for core organic commissions and fees revenue was 14.0% for the three months ended September 30, 2013. All of the $8.8 million of net new business related to a net increase in commissions and fees revenue from our Arrowhead operations.

Income before income taxes for the three months ended September 30, 2013 decreased 3.0%, or $0.5 million, from the same period in 2012, to $17.5 million. This net decrease was primarily due to the decreases in profit-sharing contingent commissions, but further decreased by the net increases in the inter-company interest expense allocation of $0.5 million.

Total revenues for National Programs for the nine months ended September 30, 2013, increased 16.6%, or $30.7 million, over the same period in 2012, to $215.1 million. Profit-sharing contingent commissions and GSCs for the first nine months of 2013 increased $1.6 million, or 11.0%, over the first nine months of 2012 due primarily to a $4.5 million increase in profit-sharing contingent commissions received by FIU. FIU’s profit-sharing contingent commissions increased in 2013 because certain insurance carriers’ loss-ratios improved over those in the prior contract period. The $29.1 million net increase in core commissions and fees revenue resulted from the following factors: (i) an increase of approximately $4.0 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2012; and (ii) the remaining net increase of $25.1 million primarily related to net new business. The National Programs Division’s internal growth rate for core organic commissions and fees revenue was 14.8% for the nine months ended September 30, 2013. Of the $25.1 million of net new business, $24.9 million related to a net increase in commissions and fees revenue from our Arrowhead operations.

Income before income taxes for the nine months ended September 30, 2013 decreased 1.1%, or $0.5 million, from the same period in 2012, to $42.7 million. This net decrease was primarily due to net increases in the inter-company interest expense allocation of $0.8 million and changes in estimated acquisition earn-out payables of $0.7 million.

Wholesale Brokerage Division

The Wholesale Brokerage Division markets and sells excess and surplus commercial and personal lines insurance and reinsurance, primarily through independent agents and brokers. Like the Retail and National Programs Divisions, the Wholesale Brokerage Division’s revenues are primarily commission-based.

Financial information relating to our Wholesale Brokerage Division for the three and nine months ended September 30, 2013 and 2012 is as follows (in thousands, except percentages):

	For the three months ended September 30,			For the nine months ended September 30,
	2013	2012	% Change	2013	2012	% Change
REVENUES
Core commissions and fees	$51,234	$43,200	18.6%	$147,363	$127,883	15.2%
Profit-sharing contingent commissions	7,617	6,416	18.7%	14,029	11,018	27.3%
Guaranteed supplemental commissions	361	519	(30.4)%	1,110	1,723	(35.6)%
Investment income	7	6	16.7%	16	17	(5.9)%
Other income, net	105	323	(67.5)%	326	610	(46.6)%

Total revenues	59,324	50,464	17.6%	162,844	141,251	15.3%

EXPENSES
Employee compensation and benefits	25,207	21,586	16.8%	74,073	65,907	12.4%
Non-cash stock-based compensation	515	347	48.4%	1,228	977	25.7%
Other operating expenses	9,211	8,371	10.0%	27,893	25,064	11.3%
Amortization	2,884	2,819	2.3%	8,668	8,392	3.3%
Depreciation	684	704	(2.8)%	2,107	2,021	4.3%
Interest	642	922	(30.4)%	2,120	3,043	(30.3)%
Change in estimated acquisition earn-out payables	29	27	7.4%	481	87	452.9%

Total expenses	39,172	34,776	12.6%	116,570	105,491	10.5%

Income before income taxes	$20,152	$15,688	28.5%	$46,274	$35,760	29.4%

Net internal growth rate – core organic commissions and fees	15.8%	2.8%		11.9%	5.4%
Employee compensation and benefits ratio	42.5%	42.8%		45.5%	46.7%
Other operating expenses ratio	15.5%	16.6%		17.1%	17.7%

Capital expenditures	$277	$471		$1,374	$2,357
Total assets at September 30, 2013 and 2012				$915,515	$784,736

The Wholesale Brokerage Division’s total revenues for the three months ended September 30, 2013, increased 17.6%, or $8.9 million, over the same period in 2012, to $59.3 million. Profit-sharing contingent commissions and GSCs for the third quarter of 2013 increased $1.0 million, or 15.0%, over the same quarter of 2012. The $8.0 million net increase in core commissions and fees revenue resulted from the following factors: (i) an increase of approximately $1.2 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2012; and (ii) the remaining net increase of $6.8 million primarily related to net new business. As such, the Wholesale Brokerage Division’s internal growth rate for core organic commissions and fees revenue was 15.8% for the third quarter of 2013.

Income before income taxes for the three months ended September 30, 2013, increased 28.5%, or $4.5 million, over the same period in 2012, to $20.2 million, primarily due to net new business, an increase in profit-sharing contingent commissions, and net reductions in the inter-company interest expense allocation of $0.3 million.

The Wholesale Brokerage Division’s total revenues for the nine months ended September 30, 2013, increased 15.3%, or $21.6 million, over the same period in 2012, to $162.8 million. Profit-sharing contingent commissions and GSCs for the nine months ended September 30, 2013 increased $2.4 million, or 18.8%, over the same period of 2012. The $19.5 million net increase in core commissions and fees revenue resulted from the following factors: (i) an increase of approximately $4.3 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2012; and (ii) the remaining net increase of $15.2 million primarily related to net new business. As such, the Wholesale Brokerage Division’s internal growth rate for core organic commissions and fees revenue was 11.9% for the nine months ended September 30, 2013.

Income before income taxes for the nine months ended September 30, 2013, increased 29.4%, or $10.5 million, over the same period in 2012, to $46.3 million, primarily due to net new business, an increase in profit-sharing contingent commissions and a net reduction in the inter-company interest expense allocation of $0.9 million.

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

Financial information relating to our Services Division for the three and nine months ended September 30, 2013 and 2012, is as follows (in thousands, except percentages):

	For the three months ended September 30,			For the nine months ended September 30,
	2013	2012	% Change	2013	2012	% Change
REVENUES
Core commissions and fees	$29,884	$28,566	4.6%	$102,760	$81,849	25.5%
Profit-sharing contingent commissions	—	—	—%	—	—	—%
Guaranteed supplemental commissions	—	—	—%	—	—	—%
Investment income	—	—	—%	1	—	—%
Other income, net	136	129	5.4%	309	336	(8.0)%

Total revenues	30,020	28,695	4.6%	103,070	82,185	25.4%

EXPENSES
Employee compensation and benefits	15,141	14,641	3.4%	47,365	42,869	10.5%
Non-cash stock-based compensation	188	157	19.7%	522	441	18.4%
Other operating expenses	6,658	6,338	5.0%	21,091	18,482	14.1%
Amortization	925	1,155	(19.9)%	2,774	3,424	(19.0)%
Depreciation	402	351	14.5%	1,200	880	36.4%
Interest	1,804	2,981	(39.5)%	5,608	8,982	(37.6)%
Change in estimated acquisition earn-out payables	(861)	150	NMF (1)	2,205	(1,420)	NMF (1)

Total expenses	24,257	25,773	(5.9)%	80,765	73,658	9.6%

Income before income taxes	$5,763	$2,922	97.2%	$22,305	$8,527	161.6%

Net internal growth rate – core organic commissions and fees	4.6%	7.7%		24.7%	7.8%
Employee compensation and benefits ratio	50.4%	51.0%		46.0%	52.2%
Other operating expenses ratio	22.2%	22.1%		20.5%	22.5%

Capital expenditures	$639	$1,470		$1,137	$2,275
Total assets at September 30, 2013 and 2012				$252,801	$273,346

(1)	NMF = Not a meaningful figure

The Services Division’s total revenues for the three months ended September 30, 2013 increased 4.6%, or $1.3 million, over the same period in 2012, to $30.0 million. The $1.3 million net increase in commissions and fees revenue resulted from net new business, of which $0.5 million was due to our Colonial Claims operation. As such, the Services Division’s internal growth rate for core organic commissions and fees revenue was 4.6% for the third quarter of 2013.

Income before income taxes for the three months ended September 30, 2013, increased 97.2%, or $2.8 million, over the same period in 2012, to $5.8 million, primarily due to net new business, changes in estimated earn-out payables of $1.0 million, and a net reduction in the inter-company interest expense allocation of $1.2 million.

The Services Division’s total revenues for the nine months ended September 30, 2013 increased 25.4%, or $20.9 million, over the same period in 2012, to $103.1 million. The $20.9 million net increase in commissions and fees revenue resulted from the following factors: (i) an increase of approximately $0.7 million related to the core commissions and fees revenue from the TPA business acquired as part of the Arrowhead acquisition, which had no comparable revenues in the same period of 2012; and (ii) net new business of $20.3 million, of which $19.2 million was due to our Colonial Claims operation and the impact of the significant flood claims resulting from the 2012 Superstorm Sandy. As such, the Services Division’s internal growth rate for core organic commissions and fees revenue was 24.7% for the first nine months of 2013.

Income before income taxes for the nine months ended September 30, 2013, increased 161.6%, or $13.8 million, over the same period in 2012, to $22.3 million, primarily due to net new business from our Colonial Claims operation and a net reduction in the inter-company interest expense allocation of $3.4 million, but which was partially offset by changes in estimated acquisition earn-out payables of $3.6 million.

Other

As discussed in Note 10 of the Notes to Condensed Consolidated Financial Statements, the “Other” column in the Segment Information table includes any income and expenses not allocated to reportable segments, and corporate-related items, including the inter-company interest expense charges to reporting segments.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents of $171.0 million at September 30, 2013, reflected an decrease of $48.8 million from the $219.8 million balance at December 31, 2012. For the nine-month period ended September 30, 2013, $309.9 million of cash was provided from operating activities. Also during this period, $339.4 million of cash was used for acquisitions, $11.5 million was used for additions to fixed assets, and $39.0 million was used for payment of dividends.

Our ratio of current assets to current liabilities (the “current ratio”) was 0.98 and 1.34 at September 30, 2013 and December 31, 2012, respectively.

Contractual Cash Obligations

As of September 30, 2013, our contractual cash obligations were as follows:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$480,000	$100,000	$25,000	$355,000	$—
Other liabilities(1)	54,252	21,550	16,252	5,474	10,976
Operating leases	140,495	32,507	52,794	31,873	23,321
Interest obligations	42,411	14,832	17,751	9,828	—
Unrecognized tax benefits	195	—	195	—	—
Maximum future acquisition contingency payments(2)	135,122	30,278	104,844	—	—

Total contractual cash obligations	$852,475	$199,167	$216,836	$402,175	$34,297

(1)	Includes the current portion of other long-term liabilities.
(2)	Includes $48.9 million of current and non-current estimated earn-out payables resulting from acquisitions consummated after January 1, 2009.

In July 2004, we completed a private placement of $200.0 million of unsecured senior notes (the “Notes”). The $200.0 million was divided into two series: (1) Series A, which closed on September 15, 2004, for $100.0 million due in 2011 and bore interest at 5.57% per year; and (2) Series B, which closed on July 15, 2004, for $100.0 million due in 2014 and bearing interest at 6.08% per year. We have used the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. On September 15, 2011, the $100.0 million of Series A Notes were redeemed on their normal maturity date. As of September 30, 2013 and December 31, 2012, there was an outstanding balance on the Notes of $100.0 million.

On December 22, 2006, we entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). On September 30, 2009, we and the Purchaser amended the Master Agreement to extend the term of the agreement until August 20, 2012. The Purchaser also purchased Notes issued by us in 2004. The Master Agreement provides for a $200.0 million private uncommitted “shelf” facility for the issuance of senior unsecured notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten years, as the parties may determine. The Master Agreement includes various covenants, limitations and events of default similar to the Notes issued in 2004. The initial issuance of notes under the Master Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.66% per year. On February 1, 2008, $25.0 million in Series D Senior Notes due January 15, 2015, with a fixed interest rate of 5.37% per year, were issued. On September 15, 2011, and pursuant to a Confirmation of Acceptance, dated January 21, 2011 (the “Confirmation”), in connection with the Master Agreement, $100.0 million in Series E Senior Notes due September 15, 2018, with a fixed interest rate of 4.50% per year, were issued. The Series E Senior Notes were issued for the sole purpose of retiring the Series A Senior Notes. As of September 30, 2013, and December 31, 2012, there was an outstanding debt balance of $150.0 million attributable to notes issued under the provisions of the Master Agreement. The Master Agreement expired on September 30, 2012 and was not extended.

On October 12, 2012, we entered into a Master Note Facility Agreement (the “New Master Agreement”) with another national insurance company (the “New Purchaser”). The New Purchaser also purchased Notes issued by us in 2004. The New Master Agreement provides for a $125.0 million private uncommitted “shelf” facility for the issuance of unsecured senior notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten years, as the parties may determine. The New Master Agreement includes various covenants, limitations and events of default similar to the Master Agreement. At September 30, 2013 and December 31, 2012, there were no borrowings against this facility.

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

The maturity date for the JPM Bridge Facility was February 3, 2012, at which time all outstanding principal and unpaid interest would have been due. On January 26, 2012, we entered into a term loan agreement (the “JPM Agreement”) with JPMorgan that provided for a $100.0 million term loan (the “JPM Term Loan”). The JPM Term Loan was fully funded on January 26, 2012, and provided the financing to fully repay (1) the JPM Bridge Facility and (2) the SunTrust Revolver. As a result of the January 26, 2012 financing and repayments, the JPM Bridge Facility was terminated and the SunTrust Revolver’s amount outstanding was reduced to zero. At September 30, 2013 and December 31, 2012, there were no borrowings against the SunTrust Revolver.

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

The maturity date for the Wells Fargo Revolver is December 31, 2016, at which time all outstanding principal and unpaid interest will be due. The Wells Fargo Revolver may be increased by up to $50.0 million (bringing the total available to $100.0 million). The calculation of interest and fees for the Wells Fargo Agreement is generally based on our funded debt-to-EBITDA ratio. Interest is charged at a rate equal to 1.00% to 1.40% above LIBOR or 1.00% below the Base Rate, each as more fully described in the

Wells Fargo Agreement. Fees include an up-front fee, an availability fee of 0.175% to 0.25%, and a letter of credit margin fee of 1.00% to 1.40%. The obligations under the Wells Fargo Revolver are unsecured and the Wells Fargo Agreement includes various covenants, limitations and events of default that are customary for similar facilities for similar borrowers. The Wells Fargo Revolver was drawn down in the amount of $30.0 million on July 1, 2013. There were no borrowings against the Wells Fargo Revolver as of September 30, 2013.

The maturity date for the Bank of America Term Loan is December 31, 2016, at which time all outstanding principal and unpaid interest will be due. The calculation of interest for the Bank of America Agreement is generally based on our fixed charge coverage ratio. Interest is charged at a rate equal to the Alternative Base Rate or 1.00% to 1.40% above the Adjusted LIBOR Rate, each as more fully described in the Bank of America Agreement. Fees include an up-front fee. Initially, until the Lender receives our September 30, 2013 quarter end financial statements, the applicable margin for Adjusted LIBOR Rate advances is 1.50%. The obligations under the Bank of America Term Loan are unsecured and the Bank of America Agreement includes various covenants, limitations and events of default that are customary for similar facilities for similar borrowers. The Bank of America Term Loan was funded in the amount of $30.0 million on July 1, 2013. As of September 30, 2013 there was an outstanding balance of $30.0 million.

The 30-day LIBOR and Adjusted LIBOR Rate as of September 30, 2013 were between 0.18% and 0.19%.

The Notes, the Master Agreement, the SunTrust Agreement, the JPM Agreement and the Bank of America Agreement all require that we maintain certain financial ratios and comply with certain other covenants. We were in compliance with all such covenants as of September 30, 2013 and December 31, 2012.

Neither we nor our subsidiaries has ever incurred off-balance sheet obligations through the use of, or investment in, off-balance sheet derivative financial instruments or structured finance or special purpose entities organized as corporations, partnerships or limited liability companies or trusts.

We believe that our existing cash, cash equivalents, short-term investment portfolio and funds generated from operations, together with the SunTrust Revolver, the New Master Agreement, and the Wells Fargo Revolver will be sufficient to satisfy our normal liquidity needs through at least the end of 2014. Additionally, we believe that funds generated from future operations will be sufficient to satisfy our normal liquidity needs, including the required annual principal payments on our long-term debt.

Historically, much of our cash has been used for acquisitions. If additional acquisition opportunities should become available that exceed our current cash flow, we believe that given our relatively low debt-to-total-capitalization ratio, we would be able to raise additional capital through either the private or public debt markets. This incurrence of additional debt, however, could negatively impact our capital structure and liquidity. In addition, if we are unable to raise as much additional debt as we want, or at all, we could issue additional equity to finance an acquisition which could have a dilutive effect on our current shareholders.

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

Our invested assets are held as cash and cash equivalents, restricted cash and investments, available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit. These investments are subject to interest rate risk and equity price risk. The fair values of our cash and cash equivalents, restricted cash and investments, and certificates of deposit at September 30, 2013, and December 31, 2012, approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.

We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation (the “Evaluation”) required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of September 30, 2013. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

In Item 3 of Part I of the Company’s Annual Report on Form 10-K for its fiscal year ending December 31, 2012, certain information concerning certain legal proceedings and other matters was disclosed. Such information was current as of the date of filing. During the Company’s fiscal quarter ending September 30, 2013, no new legal proceedings, or material developments with respect to existing legal proceedings, occurred which require disclosure in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

There were no material changes in the risk factors previously disclosed in Item 1A, “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 5. OTHER INFORMATION

On November 1, 2013, notification of a decision by Cory T. Walker, the Company’s Senior Vice President, Treasurer and Chief Financial Officer, to retire from the Company effective the later of March 4, 2014 or the date of the filing of the Company’s Annual Report on Form 10-K for 2013 with the Securities and Exchange Commission (the “Retirement Date”) occurred.

        On November 7, 2013, the Company and Mr. Walker executed a Transition Agreement (the “Transition Agreement”) pursuant to which the Company agreed to pay Mr. Walker, subject to certain conditions (including an agreement to assist and cooperate with the Company in certain matters following his Retirement Date, a multi-year covenant not to compete, an agreement not to solicit customers and certain confidentiality and other post-retirement covenants), the following (subject to certain provisions applicable in the event of Mr. Walker’s death or the Company’s change in control before the final payment): (i) $500,000 on or around the Retirement Date; (ii) $250,000 on the first day of the thirteenth calendar month following the Retirement Date; (iii) $250,000 on the first day of the nineteenth calendar month following the Retirement Date and (iv) $250,000 on the first day of the twenty-fifth calendar month following the Retirement Date. With respect to unvested equity grants made to Mr. Walker, all rights with respect to all such grants, including grants made pursuant to the Performance Stock Plan and the Stock Incentive Plan, will be forfeited upon Mr. Walker’s departure, except for the portions of three Performance Stock Plan grants made to Mr. Walker in 2000, 2001 and 2003, respectively, as to which the specified performance targets required as conditions for vesting have already been achieved, a total of 57,464 shares; with respect to these shares, so long as Mr. Walker remains continuously employed by the Company until the Retirement Date, the Company will waive, effective on the Retirement Date, the remaining time-based employment conditions of vesting (which would otherwise require continued employment for approximately one, two and four more years for a total of 15 years from the date of grant). Mr. Walker will continue to receive his base salary through the Retirement Date and will be eligible for non-equity incentive plan compensation for services rendered to the Company in 2013 pursuant to previously-established performance criteria. In addition, as part of the Transition Agreement, Mr. Walker entered into a customary release of claims. Mr. Walker will have very limited time periods in which to revoke the Transition Agreement pursuant to applicable federal law.

This description of the Transition Agreement does not purport to be complete and is qualified in its entirety by the Transition Agreement to be attached as an exhibit to the Company’s Annual Report on Form 10-K for 2013.

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this Report:

3.1	Articles of Amendment to Articles of Incorporation (adopted April 24, 2003) (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 2003), and Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 1999).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on March 2, 2012).

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN & BROWN, INC.

/S/ CORY T. WALKER

Date: November 7, 2013	Cory T. Walker
Sr. Vice President, Chief Financial Officer and Treasurer
(duly authorized officer, principal financial officer and principal accounting officer)