Form 10-K
period 2013-12-31
BROWN & BROWN INC
filed 2014-02-28
CIK 79282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was last sold on June 30, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) was $3,830,091,657.

The number of outstanding shares of the registrant’s Common Stock, $0.10 par value, as of February 19, 2014 was 145,433,663.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Brown & Brown, Inc.’s Proxy Statement for the 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

BROWN & BROWN, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

2

Disclosure Regarding Forward-Looking Statements

Brown & Brown, Inc., together with its subsidiaries (collectively, “we,” “Brown & Brown” or the “Company”), make “forward-looking statements” within the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995, as amended, throughout this report and in the documents we incorporate by reference into this report. You can identify these statements by forward-looking words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “plan” and “continue” or similar words. We have based these statements on our current expectations about future events. Although we believe the expectations expressed in the forward-looking statements included in this Form 10-K and the reports, statements, information and announcements incorporated by reference into this report are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. Many of these factors have previously been identified in filings or statements made by us or on our behalf. Important factors which could cause our actual results to differ materially from the forward-looking statements in this report include the following items, in addition to those matters described in Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

•	Projections of revenues, income, losses, cash flows, capital expenditures;

•	Future prospects;

•	Plans for future operations;

•	Expectations of the economic environment;

•	Material adverse changes in economic conditions in the markets we serve and in the general economy;

•	Future regulatory actions and conditions in the states in which we conduct our business;

•	Competition from others in the insurance agency, wholesale brokerage, insurance programs and service business;

•	The occurrence of adverse economic conditions, an adverse regulatory climate, or a disaster in California, Florida, Georgia, Indiana, Kansas, Massachusetts, Michigan, New Jersey, New York, Oregon, Pennsylvania, Texas, Virginia and Washington, because a significant portion of business written by Brown & Brown is for customers located in these states;

•	The integration of our operations with those of businesses or assets we have acquired, including our July 2013 acquisition of Beecher Carlson Holdings, Inc. (“Beecher Carlson”), or may acquire in the future, including the announced acquisition of The Wright Insurance Group, LLC (which is expected to close on April 1, 2014), and the failure to realize the expected benefits of such acquisition and integration;

•	Premium rates and exposure units set by insurance companies which have traditionally varied and are difficult to predict;

•	Our ability to forecast liquidity needs through at least the end of 2014;

•	Our ability to renew or replace expiring leases;

•	Outcome of legal proceedings and governmental investigations;

•	Policy cancellations which can be unpredictable;

•	Potential changes to the tax rate that would affect the value of deferred tax assets and liabilities;

•	The inherent uncertainty in making estimates, judgments, and assumptions in the preparation of financial statements in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”);

•	The performance of acquired businesses and its effect on estimated acquisition earn-out payable; and

•	Other risks and uncertainties as may be detailed from time to time in our public announcements and Securities and Exchange Commission (“SEC”) filings.

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

We are compensated for our services primarily by commissions paid by insurance companies and by fees paid by customers for certain services. Commissions are usually a percentage of the premium paid by the insured. Commission rates generally depend upon the type of insurance, the particular insurance company and the nature of the services provided by us. In some cases, we share commissions with other agents or brokers who have acted jointly with us in a transaction. We may also receive from an insurance company a “profit-sharing contingent commission,” which is a profit-sharing commission based primarily on underwriting results, but may also contain considerations for volume, growth and/or retention. Fee revenues are generated primarily by: (1) our Services Division, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside services, Social Security disability and Medicare benefits advocacy services, and catastrophe claims adjusting services, (2) our National Programs and Wholesale Brokerage Divisions, which earn fees primarily for the issuing of insurance policies on behalf of insurance carriers, and (3) our Retail Division for fees received in lieu of commissions, primarily since our July 1, 2013 acquisition of Beecher Carlson which services many larger fee-based accounts. The amount of our revenues from commissions and fees is a function of, among other factors, continued new business production, retention of existing customers, acquisitions and fluctuations in insurance premium rates and “insurable exposure units,” which are units that insurance companies use to measure or express insurance exposed to risk (such as property values, sales and payroll levels).

As of December 31, 2013, our activities were conducted in 245 locations in 41 states as follows, an office in London, England, Hamilton, Bermuda, and George Town, Cayman Islands:

Florida	40	Oklahoma	5	Kansas	2
California	25	Arizona	4	Missouri	2
New York	17	Kentucky	4	New Hampshire	2
Washington	16	Michigan	4	Delaware	1
Texas	15	Minnesota	4	Maryland	1
Georgia	11	Tennessee	4	Mississippi	1
New Jersey	10	Virginia	4	Montana	1
Oregon	8	Arkansas	3	Nevada	1
Colorado	7	Indiana	3	Rhode Island	1
Louisiana	7	New Mexico	3	Utah	1
Pennsylvania	7	North Carolina	3	Vermont	1
Illinois	6	South Carolina	3	West Virginia	1
Massachusetts	6	Ohio	3	Wisconsin	1
Connecticut	5	Hawaii	2

Industry Overview

Premium pricing within the property and casualty insurance underwriting (risk-bearing) industry has historically been cyclical in nature, and has varied widely based on market conditions. For example, in late 2003, after three years of a “hard” market in which premium rates were stable or increasing, the insurance industry experienced the return of a “soft” market, characterized by flat or reduced premium rates in many lines and geographic areas. In 2004, as general premium rates continued to moderate, the southeastern United States experienced the worst hurricane season since 1992 (when Hurricane Andrew hit south Florida), and the following year brought this region the worst hurricane season ever recorded. As a result of the significant losses incurred by insurance companies due to these hurricanes, property and casualty insurance premium rates increased on coastal property, primarily in the southeastern United States, in 2006, while otherwise generally declining during 2006 and 2007.

To counter the higher property insurance rates in Florida, The State of Florida directed its property “insurer of last resort,” “Citizens Property Insurance Corporation” (“Citizens”), to significantly reduce its rates beginning in January 2007 and extending through January 1, 2010. As a result, several of our Florida-based operations lost significant amounts of revenue to Citizens in this period. Since that time, Citizens’ impact on our operations has declined each year as Citizens has slowly increased its rates in an effort to reduce its insured exposures. Our commission revenues from Citizens for 2013, 2012 and 2011 were approximately $5.7 million, $6.4 million, and $7.8 million, respectively. If, as expected, this trend continues, the financial impact of Citizens on our business should continue to decrease in 2014.

Although property and casualty insurance premium rates generally continued to decline from 2008 through 2011 in most lines of coverage, the rates of decline were slowing. However, from the second half of 2008 through 2011, insurable exposure units, such as sales and payroll expenditures, decreased significantly, primarily in the southeastern and western regions of the United States, due to the economic recession, and this decrease had a greater adverse impact on our commissions and fees revenue than did declining insurance premium rates in this period.

From the first quarter of 2012 through 2013, insurance premium rates gradually increased for most lines of coverage, and insurable exposure units began to flatten and in many cases, increase. As a result, in 2012, we achieved positive internal organic core commissions and fees revenue growth for the first time since 2006. In 2013, these rate and exposure unit increases, along with strong new business growth, generated positive internal organic revenue growth for each of our four reportable business divisions in each quarter, with the single exception of the fourth quarter for our Services Division, which experienced a record fourth quarter in 2012 as a result of the significant flood claims activity from Superstorm Sandy that was not replicated in 2013.

We currently expect that property and casualty insurance premium rates and insurable exposure units will generally continue to increase modestly and gradually during 2014, subject to continued improvement in the economic environment.

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

The following table summarizes (1) the commissions and fees revenue generated by each of our reportable operating segments for 2013, 2012 and, 2011, and (2) the percentage of our total commissions and fees revenue represented by each segment for each such period:

(in thousands, except percentages)	2013	%	2012	%	2011	%
Retail Division	$725,159	53.5%	$639,708	53.7%	$604,966	60.2%
National Programs Division	291,014	21.5%	251,929	21.2%	164,352	16.3%
Wholesale Brokerage Division	209,493	15.4%	182,822	15.4%	172,547	17.2%
Services Division	131,033	9.7%	116,247	9.8%	64,875	6.4%
Other	(1,196)	(0.1)%	(1,625)	(0.1)%	(778)	(0.1)%

Total	$1,355,503	100.0%	$1,189,081	100.0%	$1,005,962	100.0%

We conduct all of our operations within the United States of America, except for one wholesale brokerage operation based in London, England, and retail operations based in Hamilton, Bermuda and George Town, Cayman Islands that were acquired in July 2013 as part of the Beecher Carlson transaction. These operations earned $12.2 million, $9.7 million and $9.1 million of revenues for the years ended December 31, 2013, 2012 and 2011, respectively. We do not have any material foreign long-lived assets.

See Note 15 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional segment financial data relating to our business.

Retail Division

As of December 31, 2013, our Retail Division employed 3,566 persons. Our retail insurance agency business provides a broad range of insurance products and services to commercial, public and quasi-public entity, professional and individual customers. The categories of insurance we principally sell include: property insurance relating to physical damage to property and resultant interruption of business or extra expense caused by fire, windstorm or other perils; casualty insurance relating to legal liabilities, workers’ compensation, commercial and private passenger automobile coverages; and fidelity and surety bonds. We also sell and service group and individual life, accident, disability, health, hospitalization, medical and dental insurance.

No material part of our retail business is attributable to a single customer or a few customers. During 2013, commissions and fees from our largest single Retail Division customer represented less than one third of one percent (0.33%) of the Retail Division’s total commissions and fees revenue.

In connection with the selling and marketing of insurance coverages, we provide a broad range of related services to our customers, such as risk management and loss control surveys and analysis, consultation in connection with placing insurance coverages and claims processing. We believe these services are important factors in securing and retaining customers.

National Programs Division

As of December 31, 2013, our National Programs Division employed 1,432 persons. Our National Programs Division can be grouped into four broad categories; (1) Professional Programs; (2) Arrowhead Insurance Programs; (3) Commercial Programs; and (4) Public Entity-Related Programs:

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

Below are brief descriptions of the Professional programs.

•	Allied Protector Plan®: Allied Protector Plan® (“APP®”) specializes in customized professional liability and business insurance programs for individual practitioners and businesses in the healthcare industry. The APP program offers liability insurance coverage for, among others, dental hygienists and dental assistants, home health agencies, physical therapy clinics, and medical directors. Also available through the APP program is cyber/data breach insurance offering a solution to privacy breaches and information security exposures tailored to the needs of healthcare organizations.

•	Certified Public Accountants: The CPA Protector Plan® is a specialty insurance program offering comprehensive professional liability insurance solutions and risk management services to CPA practitioners and their firms nationwide. Optional coverage enhancements allow insureds to round out their policy and coverage needs, including: Employment Practices Liability, Employee Dishonesty, Non-Profit Directors and Officers, as well as Network Security and Privacy Protection Coverage.

•	Dentists: First initiated in 1969, the Professional Protector Plan® (“PPP®”) for Dentists provides dental professionals insurance products including professional and general liability, property, employment practices liability, workers compensation, claims and risk management. The PPP recognized the importance of policyholder and customer service and developed a customized, proprietary, web-based rating and policy issuance system which in turn provides a seamless policy delivery resource and access to policy information on a real time basis. Obtaining endorsements from state and local dental societies and associations plays an integral role in the PPP partnership. The PPP is offered in all 50 states, District of Columbia, Puerto Rico and the Virgin Islands.

•	Financial Professionals: CalSurance® and CITA Insurance Services® have specialized in this niche since 1980 and offer professional liability programs designed for insurance agents, financial advisors, registered representatives, securities broker-dealers, benefit administrators, real estate brokers and real estate title agents. An important aspect of CalSurance is Lancer Claims Services, which provides specialty claims administration for insurance companies underwriting CalSurance product lines.

•	Lawyers: The Lawyer’s Protector Plan® (“LPP®”), for 30 years, has been providing professional liability insurance with a niche focus on law firms with 1-20 attorneys. The LPP program handles all aspects of insurance operations including underwriting, distribution management, policy issuance and claims. The LPP is offered in 44 states.

•	Optometrists, Opticians, and Ophthalmologists: Since 1973 the Optometric Protector Plan® (“OPP®”), has continually provided professional liability, general liability, property, workers’ compensation insurance and risk management programs for eye care professionals nationwide. Our carrier partners offer specialty insurance products tailored to the eye care profession, and our agents and brokers are chosen for their expertise. The OPP is offered in all 50 states. Through our strategic carrier partnerships, we have diversified our demographic and also offer professional liability coverage to Chiropractors, Podiatrists and Physicians nationwide.

•	Professional Risk Specialty Group: Professional Risk Specialty Group (“PRSG”) has been providing Errors & Omissions/Professional Liability/Malpractice Insurance for over 22 years both in a direct retail sales and brokering capacity. PRSG has been an exclusive State Administrator for a Lawyers Professional Liability Program since 1994 in Florida and Louisiana, as well as state appointments in 23 other states. The admitted Lawyers Program focuses on 1-19 attorney firms and the non-admitted program is for firms with 20+ attorneys and is available for primary or excess coverage. PRSG is also involved in direct sales and brokering for other professional lines, such as Accountants, Architects & Engineers, Medical Malpractice, Directors & Officers, Employment Practices Liability, Title Agency E&O and Miscellaneous E&O.

•	Real Estate Title Professionals: TitlePac® provides professional liability products and services designed for real estate title agents and escrow agents in 47 states and the District of Columbia.

•	Wedding Protector Plan® and Protector Plan® for Events provide an online wedding/private event cancellation and postponement insurance policy that offers financial protection if certain unfortunate, unforeseen events should occur during the period leading up to and including the wedding/event date. Liability and liquor liability is available as an option. Both the Wedding Protector Plan and Protector Plan for Events are offered in 47 states.

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

Below are brief descriptions of the Arrowhead Programs:

•	Architects and Engineering, operating as Arrowhead Design Insurance (“ADI”), is a leading writer of professional liability insurance for architects, engineers and environmental consultants. ADI is a national program writing in 49 states.

•	Automotive Aftermarket is a new program launched in 2012 in conjunction with Zurich American Insurance Company’s transfer of selected assets and employees to Arrowhead. The Automotive Aftermarket program writes commercial package insurance for non-dealership automotive services professionals such as auto recyclers, brake shops, equipment dealers, mechanical repairs, oil and lube shops, parts retailers and wholesalers, tire retailers and wholesalers and transmission mechanics.

•	Commercial is a program that offers three distinct products to commercial operations, primarily in California: commercial auto, commercial package and general liability.

•	Earthquake and DIC is a Differences-in-Conditions (“DIC”) Program writing, notably earthquake, flood, and the “All Risk” insurance coverages to commercial property owners. The Earthquake and DIC program writes insurance on both a primary and excess layer basis.

•	Marine is a national program manager and wholesale producer of marine insurance products including yachts and high performance boats, small boats, commercial marine and marine artisan contractors.

•	OnPoint is an MGA with underwriting programs for tribal nations, manufactured housing, contractors’ equipment and various affinity programs. The largest program is the Tribal business which provides tailored risk management and insurance solutions for U.S. tribal nations.

•	Personal Property provides a series of coverages for homeowners and renters in numerous states.

•	Real Estate Errors & Omissions writes errors and omissions insurance for small to medium-sized residential real estate agents and brokers in California. Coverage includes real estate brokerage, property management, escrow, appraisal, leasing and consulting services.

•	Residential Earthquake specializes in monoline residential earthquake coverage for California home and condominium owners.

•	Wheels provides private passenger automobile and motorcycle coverage for a range of drivers. Arrowhead’s auto program offers two personal auto coverage types: one traditional non-standard auto product offering minimum state required liability limits and another targeting full coverage, multi-vehicle risks. The auto product is written in several states including California, Georgia, Michigan, South Carolina and Washington.

•	Workers’ Compensation provides workers’ compensation insurance coverage primarily for California-based insureds. Arrowhead’s workers’ compensation program targets industry segments such as agriculture, contractors, food services, horticulture and manufacturing.

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

•	Acumen RE Management Corporation (“Acumen Re”) has been active in the facultative reinsurance casualty market since 1993, providing outsourced technical expertise in workers’ compensation, general liability and professional liability (directors and officers along with errors and omissions) reinsurance accounts. Acumen Re’s territory encompasses the entire United States, and this entity accesses insureds via approved reinsurance intermediaries strategically located throughout the country.

•	AFC Insurance, Inc. (“AFC”)(“Humanity Plus Program”) is a Program Administrator specializing in niche Property & Casualty products for a wide range of For-Profit and Nonprofit Human & Social Service organizations. Eligible risks include Addiction Treatment Centers, Adult Day Care Centers, Group Homes, Services for the Developmentally Disabled and more. AFC’s nationwide comprehensive program offers all lines of coverage. AFC also has a separate program for independent pizza/deli restaurants.

•	American Specialty Insurance & Risk Services, Inc. provides insurance and risk management services for customers in professional sports, motor sports, amateur sports, and the entertainment industry.

•	Fabricare: Irving Weber Associates, Inc. (“IWA”) has specialized in this niche since 1946, providing package insurance including workers’ compensation to dry cleaners, linen supply and uniform rental operations. IWA also offers insurance programs for independent grocery stores and restaurants.

•	Florida Intracoastal Underwriters, Limited Company (“FIU”) is a managing general agency that specializes in providing insurance coverage for coastal and inland high-value condominiums and apartments. FIU has developed a specialty reinsurance facility to support the underwriting activities associated with these risks.

•	Industry Consulting Group, Inc. (“ICG”) is a complete property tax service provider, and works with Proctor Financial, Inc., one of our subsidiaries, in providing solutions to the financial institutions industry. ICG provides a full range of property tax processing solutions, property valuations and appeals, and other services to the real estate, oil and gas, and financial institution industries. ICG features full electronic interfaces, sophisticated and flexible reporting and systems that are customized to individual specifications.

•	Parcel Insurance Plan® is a specialty insurance agency providing insurance coverage to commercial and private shippers for small packages and parcels with insured values of less than $25,000 each.

•	Proctor Financial, Inc. (“Proctor”) provides insurance programs and compliance solutions for financial institutions that service mortgage loans. Proctor’s products include lender-placed fire and flood insurance, full insurance outsourcing, mortgage impairment, and blanket equity insurance. Proctor acts as a wholesaler and writes surplus lines property business for its financial institution customers.

•	Railroad Protector Plan® (“RRPP®”) provides insurance products for contractors, manufacturers and wholesalers supporting the railroad industry (not the railroads). The RRPP insurance coverages include general liability, property, commercial auto, umbrella, and inland marine.

•	Towing Operators Protector Plan® (“TOPP®”) targets towing operations that offer services to light class towing risks. The TOPP program provides insurance coverage including general liability, commercial auto, garage keeper’s legal liability, property and motor truck cargo coverage.

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

•	Public Risk Underwriters of Indiana, LLC, dba Downey Insurance is a program administrator of insurance trusts offering tailored property and casualty insurance products, risk management consulting, third-party administration and related services designed for cities, counties, municipalities, schools, special taxing districts, and other public entities in the State of Indiana.

•	Public Risk Underwriters of The Northwest, Inc., dba Canfield is a program administrator of insurance trusts offering tailored property and casualty insurance products, risk management consulting, third-party administration and related services designed for cities, counties, municipalities, school boards, and non-profit organizations in the State of Washington.

•	Public Risk Underwriters of Illinois, LLC, dba Ideal Insurance Agency is a program administrator offering tailored property and casualty insurance products, risk management consulting, third-party administration and related services designed for municipalities, schools, fire districts, and other public entities in the State of Illinois.

•	Public Risk Underwriters of New Jersey, Inc. provides administrative services and insurance procurement for the Statewide Insurance Fund (“Statewide”). Statewide is a municipal joint insurance fund comprised of counties, municipalities, utility authorities, community colleges and emergency services entities in New Jersey.

•	Public Risk Underwriters of Florida, Inc. is the program administrator for the Preferred Governmental Insurance Trust offering tailored property and casualty insurance products, risk management consulting, third-party administration and related services designed for cities, counties, municipalities, schools, special taxing districts, and other public entities in the State of Florida.

Wholesale Brokerage Division

At December 31, 2013, our Wholesale Brokerage Division employed 1,014 persons. Our Wholesale Brokerage Division markets and sells excess and surplus commercial insurance products and services to retail insurance agencies (including our retail offices), and reinsurance products and services to insurance companies throughout the United States. The Wholesale Brokerage Division offices represent various U.S. and U.K. surplus lines insurance companies. Additionally, certain offices are also Lloyd’s of London correspondents. The Wholesale Brokerage Division also represents admitted insurance companies for purposes of affording access to such companies for smaller agencies that otherwise do not have access to large insurance company representation. Excess and surplus insurance products encompass many insurance coverages, including personal lines, homeowners, yachts, jewelry, commercial property and casualty, commercial automobile, garage, restaurant, builder’s risk and inland marine lines. Difficult-to-insure general liability and products liability coverages are a specialty, as is excess workers’ compensation coverage. Wholesale brokers solicit business through mailings and direct contact with retail agency representatives. During 2013, commissions and fees from our largest Wholesale Brokerage Division customer represented approximately 1.4% of the Wholesale Brokerage Division’s total commissions and fees revenue.

Services Division

At December 31, 2013, our Services Division employed 785 persons and provided a wide-range of insurance-related services.

Below are brief descriptions of the programs offered by the Services Division.

•	The Advocator Group assists individuals throughout the United States who are seeking to establish eligibility for coverage under the U.S. Government’s Social Security Disability program and provides health plan selection and enrollment assistance for Medicare beneficiaries. The Advocator Group works closely with employer-sponsored group life, disability and health plan participants to assist disabled employees in receiving the education, advocacy and benefit coordination assistance necessary to achieve the fastest possible benefit approvals. In addition, The Advocator Group also provides second injury fund recovery services to the workers compensation insurance market.

•	American Claims Management (“ACM”) provides third-party administration (“TPA”) services to both the commercial and personal property and casualty insurance markets on a nationwide basis, and provides claims adjusting, administration, subrogation, litigation and data management services to insurance companies, self-insureds, public municipalities, insurance brokers and corporate entities. ACM services also include managed care, claim investigations, field adjusting and audit services. Approximately 76% of ACM’s 2013 net revenues were derived from the various Arrowhead programs in our National Programs Division, with the remainder generated from third parties.

•	Colonial Claims provides insurance claims adjusting and related services, including education and training services, throughout the United States. Colonial Claims handle property and casualty insurers’ multi-line and catastrophic claims needs, including auto, earthquake, flood, hail, homeowners and wind claims. Colonial Claims’ adjusters are approved by the National Flood Insurance Program and are certified in each classification of loss that include dwelling, mobile home, condominium association, commercial and large losses.

•	ICA provides comprehensive claims management solutions for both personal and commercial lines of insurance. ICA is a national service provider for daily and catastrophe claims, vendor management, TPA operations and staff augmentation. ICA offers training and educational opportunities to independent adjusters nationwide in our regional training facilities. Other claims services we offer: first notice of loss, fast track, field appraisals, quality control and consulting.

•	NuQuest/Bridge Point and Protocols provide a full spectrum of Medicare Secondary Payer (“MSP”) statute compliance services, from MSA Allocation through Professional Administration to over 250 insurance carriers, third-party administrators, self-insured employers, attorneys, brokers and related claims professionals nationwide. Specialty services include medical projections, life care plans, Medicare set-aside analysis, allocation and administration.

•	Preferred Governmental Claims Solutions (“PGCS”) provides TPA services for insurance entities and self-funded or fully-insured workers’ compensation and liability plans. PGCS’ services include claims administration, cost containment consulting, services for secondary disability, and subrogation recoveries.

•	USIS provides TPA services for insurance entities and self-funded or fully-insured workers’ compensation and liability plans. USIS services include claims administration, access to major reinsurance markets, cost containment consulting, services for secondary disability, and subrogation recoveries and risk management services such as loss control. USIS services also includes managed care services, including medical networks, case management and utilization review services certified by the American Accreditation Health Care Commission.

In 2013, our three largest workers’ compensation contracts represented approximately 6.0% of our Services Division’s fees revenues, or approximately 0.8% of our total consolidated commissions and fees revenue.

Employees

At December 31, 2013, we had 6,992 full-time equivalent employees. We have agreements with our sales employees and certain other employees that include provisions restricting their ability to solicit business from our customers or to hire our employees for a period of time after separation from employment with us. The enforceability of such agreements varies from state to state depending upon state statutes, judicial decisions and factual circumstances. The majority of these agreements are at-will and terminable by either party; however, the covenants not to solicit our customers and employees generally extend for a period of two years after cessation of employment.

None of our employees are represented by a labor union, and we consider our relations with our employees to be satisfactory.

Competition

The insurance intermediary business is highly competitive, and numerous firms actively compete with us for customers and insurance markets. Competition in the insurance business is largely based on innovation, quality of service and price. A number of firms and banks with substantially greater resources and market presence compete with us in the southeastern United States, particularly outside of Florida and elsewhere.

A number of insurance companies directly sell insurance, primarily to individuals, and do not pay commissions to third-party agents and brokers. In addition, the Internet continues to be a source for direct placement of personal lines business. To date, such direct sales efforts have had little effect on our operations, primarily because our Retail Division is mostly commercially oriented rather than individually oriented.

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

Available Information

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and its rules and regulations. The Exchange Act requires us to file reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). We make available free of charge on our website, at www.bbinsurance.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act and the rules promulgated thereunder, as soon as reasonably practicable after electronically filing or furnishing such material to the SEC. These documents are posted on our website at www.bbinsurance.com—select the “Investor Relations” link and then the “Publications & Filings” link.

Copies of these reports, proxy statements and other information can be read and copied at:

SEC Public Reference Room

100 F Street NE

Washington, D.C. 20549

Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-732-0330. Also, the SEC maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s website at www.sec.gov.

The charters of the Audit, Compensation and Nominating/Governance Committees of our Board of Directors as well as our Corporate Governance Principles, Code of Business Conduct and Ethics and Code of Ethics—CEO and Senior Financial Officers (including any amendments to, or waivers of any provision of any of these charters, principles or codes) are also available on our website or upon request. Requests for copies of any of these documents should be directed in writing to: Corporate Secretary, Brown & Brown, Inc., 655 N. Franklin St, Suite 1900, Tampa, Florida 33602, or by telephone to (813) 222-4277.

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

CURRENT U.S. ECONOMIC CONDITIONS AND THE SHIFT AWAY FROM TRADITIONAL INSURANCE MARKETS MAY CONTINUE TO ADVERSLY AFFECT OUR BUSINESS.

From late 2007 through 2011, global consumer confidence had eroded amidst concerns over declining asset values, volatility in energy costs, geopolitical issues, the availability and cost of credit, high unemployment, and the stability and solvency of financial institutions, financial markets, businesses, and sovereign nations. Those concerns slowed economic growth and resulted in a recession in the United States. Economic conditions had a negative impact on our results of operations during the years 2008 through 2011 due to reduced customer demand. In 2012, the economic conditions in the middle-market economy appeared to stabilize, and a gradual improvement continued through 2013. However, if these economic conditions worsen, a number of negative effects on our business could result, including declines in values of insurable exposure units, declines in insurance premium rates, and the financial insolvency, or reduced ability to pay, of certain of our customers. Also, if general economic conditions are poor, some of our clients may cease operations completely or be acquired by other companies, which could have an adverse effect on our results of operations and financial condition. If these clients are affected by poor economic conditions but yet remain in existence, they may face liquidity problems or other financial difficulties which could result in delays or defaults in payments owed to us, which could have a significant adverse impact on our consolidated financial condition and results of operations. Any of these effects could decrease our net revenues and profitability.

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

Our growth strategy includes the acquisition of other insurance intermediaries. Our ability to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into our operations, and expand into new markets requires us to implement and improve our operations and our financial and management information systems. Integrated, acquired businesses may not achieve levels of revenues, profitability, or productivity comparable to our existing operations, or otherwise perform as expected. In addition, we compete for acquisition and expansion opportunities with firms and banks that have substantially greater resources than we do. Acquisitions also involve a number of special risks, such as: diversion of management’s attention; difficulties in the integration of acquired operations and retention of personnel; increase in expenses and working capital requirements, which could reduce our return on invested capital; entry into unfamiliar markets; unanticipated problems or legal liabilities; estimation of the acquisition earn-out payables; and tax and accounting issues, some or all of which could have a material adverse effect on the results of our operations, financial condition and cash flows. Post-acquisition deterioration of targets could also result in lower or negative earnings contribution and/or goodwill impairment charges.

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

Our results of operations depend on the continued capacity of insurance carriers to underwrite risk and provide coverage, which depends in turn on insurance companies’ ability to procure reinsurance. Capacity could also be reduced by insurance companies failing or withdrawing from writing certain coverages that we offer our clients. We have no control over these matters. To the extent that reinsurance becomes less widely available, we may not be able to procure the amount or types of coverage that our customers desire and the coverage we are able to procure may be more expensive or limited.

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

WE ARE EXPOSED TO INTANGIBLE ASSET RISK; SPECIFICALLY, OUR GOODWILL MAY BECOME IMPAIRED IN THE FUTURE.

As of the date of the filing of our Annual Report on Form 10-K for the 2013 fiscal year, we have $2,006,173,000 of goodwill recorded on our Consolidated Balance Sheet. We perform a goodwill impairment test on an annual basis and whenever events or changes in circumstances indicate that the carrying value of our goodwill may not be recoverable from estimated future cash flows. We completed our most recent evaluation of impairment for goodwill as of November 30, 2013 and determined that the fair value of goodwill exceeded the carrying value of such assets. A significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate or slower growth rates could result in the need to perform an additional impairment analysis prior to the next annual goodwill impairment test. If we were to conclude that a future write-down of our goodwill is necessary, we would then record the appropriate charge, which could result in material charges that are adverse to our operating results and financial position. See Notes 1—“Summary of Significant Accounting Policies” and Note 3—“Goodwill” to the Consolidated Financial Statements and “Management’s Report on Internal Control Over Financial Reporting.”

Additionally, the carrying value of amortizable intangible assets attributable to each business or asset group comprising Brown & Brown is periodically reviewed by management to determine if there are events or changes in circumstances that would indicate that its carrying amount may not be recoverable. Accordingly, if there are any such circumstances that occur during the year, Brown & Brown assesses the carrying value of its amortizable intangible assets by considering the estimated future undiscounted cash flows generated by the corresponding business or asset group. Any impairment identified through this assessment may require that the carrying value of related amortizable intangible assets be adjusted; however, no impairments have been recorded for the years ended December 31, 2013, 2012 and 2011.

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

We are subject to various actual and potential claims, lawsuits and other proceedings relating principally to alleged errors and omissions in connection with the placement or servicing of insurance and/or the provision of services in the ordinary course of business. Because we often assist customers with matters involving substantial amounts of money, including the placement of insurance and the handling of related claims that customers may assert, errors and omissions claims against us may arise alleging potential liability for all or part of the amounts in question. Also, the failure of an insurer with whom we place business could result in errors and omissions claims against us by our clients, which could adversely affect our results of operations and financial condition. Claimants may seek large damage awards, and these claims may involve potentially significant legal costs, including punitive damages. Such claims, lawsuits and other proceedings could, for example, include claims for damages based on allegations that our employees or sub-agents improperly failed to procure coverage, report claims on behalf of customers, provide insurance companies with complete and accurate information relating to the risks being insured or appropriately apply funds that we hold for our customers on a fiduciary basis. In addition, given the long-tail nature of professional liability claims, errors and omissions matters can relate to matters dating back many years. We have established provisions against these potential matters that we believe to be adequate in the light of current information and legal advice, and we adjust such provisions from time to time according to developments.

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

For the year ended December 31, 2013, no insurance company accounted for more than 8.0% of our total core commissions. For the year ended December 31, 2012 and 2011, approximately 5.0% and 5.2% of our total core commissions was derived from insurance policies underwritten by one insurance company, respectively. Should this insurance company seek to terminate their arrangements with us, we believe that other insurance companies are available to underwrite the business, and we could likely move our business to one of these other insurance companies, although some additional expense and loss of market share could possibly result.

BECAUSE OUR BUSINESS IS HIGHLY CONCENTRATED IN CALIFORNIA, FLORIDA, GEORGIA, INDIANA, KANSAS, MASSACHUSETTS, MICHIGAN, NEW JERSEY, NEW YORK, OREGON, PENNSYLVANIA, TEXAS, VIRGINIA AND WASHINGTON, ADVERSE ECONOMIC CONDITIONS OR REGULATORY CHANGES IN THESE STATES COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

A significant portion of our business is concentrated in California, Florida, Georgia, Indiana, Kansas, Massachusetts, Michigan, New Jersey, New York, Oregon, Pennsylvania, Texas, Virginia and Washington. For the years ended December 31, 2013, 2012 and 2011, we derived $1,123.7 million or 82.9%, $976.7 million or 82.1% and $803.5 million, or 79.9%, of our commissions and fees, respectively, from our operations located in these states. We believe that these revenues are attributable predominately to customers in these states. We believe the current regulatory environment for insurance intermediaries in these states is no more restrictive than in other states. The insurance business is primarily a state-regulated industry, and therefore, state legislatures may enact laws that adversely affect the insurance industry. Because our business is concentrated in the states identified above, we face greater exposure to unfavorable changes in regulatory conditions in those states than insurance intermediaries whose operations are more diversified through a greater number of states. In addition, the occurrence of adverse economic conditions, natural or other disasters, or other circumstances specific to or otherwise significantly impacting these states could adversely affect our financial condition, results of operations and cash flows.

WE HAVE EXPANDED OUR OPERATIONS INTERNATIONALLY, WHICH MAY RESULT IN A NUMBER OF ADDITIONAL RISKS AND REQUIRE MORE MANAGEMENT TIME AND EXPENSE THAN OUR DOMESTIC OPERATIONS TO ACHIEVE OR MAINTAIN PROFITABILITY.

In 2008, we expanded our operations to the United Kingdom. In addition, we acquired retail operations based in Hamilton, Bermuda and George Town, Cayman Islands in July 2013 as part of the Beecher Carlson transaction. In the future, we intend to continue to consider additional international expansion opportunities. Our international operations may be subject to a number of risks, including:

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

OUR CURRENT MARKET SHARE MAY DECREASE AS A RESULT OF INCREASED COMPETITION FROM INSURANCE COMPANIES AND THE FINANCIAL SERVICES INDUSTRY.

The insurance intermediary business is highly competitive and we actively compete with numerous firms for customers and insurance companies, many of which have relationships with insurance companies or have a significant presence in niche insurance markets that may give them an advantage over us. Other competitive concerns may include the quality of our products and services, our pricing and the ability of some of our customers to self-insure. Because relationships between insurance intermediaries and insurance companies or customers are often local or regional in nature, this potential competitive disadvantage is particularly pronounced outside of Florida. A number of insurance companies are engaged in the direct sale of insurance, primarily to individuals, and do not pay commissions to agents and brokers. In addition, as and to the extent that banks, securities firms and insurance companies affiliate, the financial services industry may experience further consolidation, and we therefore may experience increased competition from insurance companies and the financial services industry, as a growing number of larger financial institutions increasingly, and aggressively, offer a wider variety of financial services, including insurance intermediaries, than we currently offer.

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

WE COMPETE IN A HIGHLY-REGULATED INDUSTRY, WHICH MAY RESULT IN INCREASED EXPENSES OR RESTRICTIONS ON OUR OPERATIONS.

We conduct business in most states and are subject to comprehensive regulation and supervision by government agencies in the states in which we do business. The primary purpose of such regulation and supervision is to provide safeguards for policyholders rather than to protect the interests of our stockholders. As a result, such regulation and supervision could reduce our profitability or growth by increasing compliance costs, restricting the products or services we may sell, the markets we may enter, the methods by which we may sell our products and services, or the prices we may charge for our services and the form of compensation we may accept from our clients, carriers and third parties. The laws of the various state jurisdictions establish supervisory agencies with broad administrative powers with respect to, among other things, licensing of entities to transact business, licensing of agents, admittance of assets, regulating premium rates, approving policy forms, regulating unfair trade and claims practices, establishing reserve requirements and solvency standards, requiring participation in guarantee funds and shared market mechanisms, and restricting payment of dividends. Also, in response to perceived excessive cost or inadequacy of available insurance, states have from time to time created state insurance funds and assigned risk pools, which compete directly, on a subsidized basis, with private insurance providers. We act as agents and brokers for such state insurance funds and assigned risk pools in California and certain other states. These state funds and pools could choose to reduce the sales or brokerage commissions we receive. Any such reductions, in a state in which we have substantial operations, such as Florida, California or New York, could substantially affect the profitability of our operations in such state, or cause us to change our marketing focus. Further, state insurance regulators and the National Association of Insurance Commissioners continually re-examine existing laws and regulations, and such re-examination may result in the enactment of insurance-related laws and regulations, or the issuance of interpretations thereof, that adversely affect our business. Although we believe that we are in compliance in all material respects with applicable local, state and federal laws, rules and regulations, there can be no assurance that more restrictive laws, rules or regulations will not be adopted in the future that could make compliance more difficult or expensive. Specifically, recently adopted federal financial services modernization legislation could lead to additional federal regulation of the insurance industry in the coming years, which could result in increased expenses or restrictions on our operations.

PROFIT-SHARING CONTINGENT COMMISSIONS AND OVERRIDE COMMISSIONS PAID BY INSURANCE COMPANIES ARE LESS PREDICTABLE THAN USUAL, WHICH IMPAIRS OUR ABILITY TO PREDICT THE AMOUNT OF SUCH COMMISSIONS THAT WE WILL RECEIVE.

We derive a portion of our revenues from profit-sharing contingent commissions and override commissions paid by insurance companies. Profit-sharing contingent commissions are special revenue-sharing commissions paid by insurance companies based upon the profitability, volume and/or growth of the business placed with such companies during the prior year. We primarily receive these commissions in the first and second quarters of each year. These commissions generally have accounted for 4.3% to 4.4% of our previous year’s total annual revenues over the last three years. Due to, among other things, potentially poor macroeconomic conditions, the inherent uncertainty of loss in our industry and changes in underwriting criteria due in part to the high loss ratios experienced by insurance companies, we cannot predict the payment of these profit-sharing contingent commissions. Further, we have no control over the ability of insurance companies to estimate loss reserves, which affects our ability to make profit-sharing calculations. Override commissions are paid by insurance companies based on the volume of business that we place with them and are generally paid over the course of the year. Because profit-sharing contingent commissions and override commissions materially affect our revenues, any decrease in their payment to us could adversely affect the results of our operations and our financial condition.

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

Our commission income (including profit-sharing contingent commissions and override commissions but excluding fees) can vary quarterly or annually due to the timing of policy renewals and the net effect of new and lost business production. We do not control the factors that cause these variations. Specifically, customers’ demand for insurance products can influence the timing of renewals, new business and lost business (which includes policies that are not renewed), and cancellations. In addition, as discussed, we rely on insurance companies for the payment of certain commissions. Because these payments are processed internally by these insurance companies, we may not receive a payment that is otherwise expected from a particular insurance company in a particular quarter or year until after the end of that period, which can adversely affect our ability to budget for significant future expenditures. Quarterly and annual fluctuations in revenues based on increases and decreases associated with the timing of policy renewals may adversely affect our financial condition, results of operations and cash flows. In addition, we may not be able to develop and implement new technologies as quickly as our competitors.

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

Computer viruses, hackers and other external hazards could expose our data systems to security breaches. These increased risks, and expanding regulatory requirements regarding data security, could expose us to data loss, monetary and reputational damages and significant increases in compliance costs. While we have taken, and continue to take, actions to protect the security and privacy of our information, entirely eliminating all risk of improper access to private information is not possible.

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

Losing employees who manage or support substantial customer relationships or possess substantial experience or expertise could adversely affect our ability to secure and complete customer engagements, which would adversely affect our results of operations. Also, if any of our key professionals were to join an existing competitor or form a competing company, some of our customers could choose to use the services of that competitor instead of our services. While our key personnel are prohibited by contract from soliciting our employees and customers for a period of years following separation from employment with us, they are not prohibited from competing with us.

In addition, we could be adversely affected if we fail to adequately plan for the succession of our Senior Leaders and key executives. While we have succession plans in place and we have employment arrangements with certain key executives, these do not guarantee that the services of these executives will continue to be available to us. Although we operate with a decentralized management system, the loss of our senior managers or other key personnel, or our inability to continue to identify, recruit and retain such personnel, could materially and adversely affect our business, operating results and financial condition.

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

HEALTHCARE REFORM AND INCREASED COSTS OF CURRENT EMPLOYEES’ MEDICAL AND OTHER BENEFITS COULD HAVE A MATERIALLY ADVERSE EFFECT ON OUR BUSINESS.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH NATURAL DISASTERS AND GLOBAL EVENTS.

Our operations may be subject to natural disasters or other business disruptions, which could seriously harm our results of operation and increase our costs and expenses. We are susceptible to losses and interruptions caused by hurricanes (including in Florida, where our headquarters are located), earthquakes (including California, where we maintain a relatively large number of offices), power shortages, telecommunications failures, water shortages, floods, fire, extreme weather conditions, geopolitical events such as terrorist acts and other natural or manmade disasters. Our insurance coverage with respect to natural disasters is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate, or may not continue to be available at commercially reasonable rates and terms.

CERTAIN OF OUR EXISTING STOCKHOLDERS HAVE SIGNIFICANT CONTROL OF THE COMPANY.

At December 31, 2013, our executive officers, directors and certain of their family members collectively beneficially owned approximately 18.3% of our outstanding common stock, of which J. Hyatt Brown, our Chairman, and his family members, which include his sons, J. Powell Brown, our President and Chief Executive Officer and P. Barrett Brown, one of our Regional Vice Presidents, beneficially owned approximately 16.4%. As a result, our executive officers, directors and certain of their family members have significant influence over (1) the election of our Board of Directors, (2) the approval or disapproval of any other matters requiring stockholder approval, and (3) our affairs and policies.

CHANGES IN LAWS AND REGULATIONS MAY INCREASE OUR COSTS.

The Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”) and the Dodd-Frank Act enacted in 2010 have required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of these Acts, the SEC and the New York Stock Exchange have promulgated and will likely continue to promulgate new rules on a variety of subjects. These developments have increased (and may increase in the future) our compliance costs, may make it more difficult and more expensive for us to obtain director and officer liability insurance, and may make it more difficult for us to attract and retain qualified members of our Board of Directors or qualified executive officers.

From time to time new regulations are enacted, or existing requirements are changed, and it is difficult to anticipate how such regulations and changes will be implemented and enforced. We continue to evaluate the necessary steps for compliance with regulations as they are enacted. Legislative developments that could adversely affect us include: changes in our business compensation model as a result of regulatory developments (for example, the 2010 Health Care Reform Legislation); and federal and state governments establishing programs to provide health insurance or, in certain cases, property insurance in catastrophe-prone areas or other alternative market types of coverage, that compete with, or completely replace, insurance products offered by insurance carriers. Also, as global warming issues become more prevalent, the U.S. and foreign governments are beginning to respond to these issues. This increasing governmental focus on global warming may result in new environmental regulations that may negatively affect us and our customers. This could cause us to incur additional direct costs in complying with any new environmental regulations, as well as increased indirect costs resulting from our customers incurring additional compliance costs that get passed on to us. These costs may adversely impact our operations and financial condition.

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

IF WE RECEIVE OTHER THAN AN UNQUALIFIED OPINION ON THE ADEQUACY OF OUR INTERNAL CONTROL OVER FINANCIAL REPORTING AS OF DECEMBER 31, 2014 AND FUTURE YEAR-ENDS AS REQUIRED BY SECTION 404 OF SARBANES-OXLEY, INVESTORS COULD LOSE CONFIDENCE IN THE RELIABILITY OF OUR FINANCIAL STATEMENTS, WHICH COULD RESULT IN A DECREASE IN THE VALUE OF OUR SHARES.

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

We lease our executive offices, which are located at 220 South Ridgewood Avenue, Daytona Beach, Florida 32114, and 655 N. Franklin St, Suite 1900, Tampa, Florida 33602. We lease offices at each of our 248 locations, with the exception of Dansville and Jamestown, New York, where we own the building in which our offices are located. We also own an airplane hangar in Daytona Beach, Florida. There are no outstanding mortgages on our owned properties. Our operating leases expire on various dates. These leases generally contain renewal options and rent escalation clauses based on increases in the lessors’ operating expenses and other charges. We expect that most leases will be renewed or replaced upon expiration. We believe that our facilities are suitable and adequate for present purposes, and that the productive capacity in such facilities is substantially being utilized. From time to time, we may have unused space and seek to sublet such space to third parties, depending on the demand for office space in the locations involved. In the future, we may need to purchase, build or lease additional facilities to meet the requirements projected in our long-term business plan. See Note 13 to the Consolidated Financial Statements for additional information on our lease commitments.

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

	High	Low	Cash Dividends Per Common Share
2012
First Quarter	$25.00	$21.85	$0.085
Second Quarter	$27.32	$23.42	$0.085
Third Quarter	$28.17	$24.71	$0.085
Fourth Quarter	$27.31	$24.88	$0.09
2013
First Quarter	$32.08	$25.31	$0.09
Second Quarter	$33.24	$30.00	$0.09
Third Quarter	$35.13	$30.55	$0.09
Fourth Quarter	$33.69	$27.76	$0.10

On February 19, 2014, there were 145,433,663 shares of our common stock outstanding, held by approximately 1,204 shareholders of record.

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

On February 6, 2014, our Board of Directors approved a common stock repurchase plan to authorize the repurchase of up to $25.0 million worth of shares of the Company’s common stock during the subsequent twenty-four months. As of February 28, 2014, we have not repurchased any shares of our common stock under the repurchase plan.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2013, with respect to compensation plans under which the Company’s equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)(1)	Weighted-average exercise price of outstanding options, warrants and rights(b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)(3)
Equity compensation plans approved by shareholders:
Brown & Brown, Inc. 2000 Incentive Stock Option Plan	622,945	$18.55	—
Brown & Brown, Inc. 2010 Stock Incentive Plan	N/A	N/A	2,207,098
Brown & Brown, Inc. 1990 Employee Stock Purchase Plan	N/A	N/A	1,246,838
Brown & Brown, Inc. Performance Stock Plan	N/A	N/A	—

Total	622,945	$18.55	3,453,936

Equity compensation plans not approved by shareholders	—	—	—

(1)	In addition to the number of securities listed in this column, 3,291,569 shares are issuable upon the vesting of restricted stock granted under the Brown & Brown, Inc. Performance Stock Plan and the Brown & Brown, Inc. 2010 Stock Incentive Plan, which represents the maximum number of shares that can vest based on the achievement of certain performance criteria.
(2)	The weighted-average exercise price excludes outstanding restricted stock as there is no exercise price associated with these equity awards.
(3)	All of the shares available for future issuance under the Brown & Brown, Inc. 2000 Incentive Stock Option Plan, the Brown & Brown, Inc. Performance Stock Plan, and the Brown & Brown, Inc. 2010 Stock Incentive Plan may be issued in connection with options, warrants, rights, restricted stock, or other stock-based awards.

Sales of Unregistered Securities

We did not sell any unregistered securities during 2013.

Issuer Purchases of Equity Securities

The following table presents information with respect to our purchases of our common stock during the three months ended December 31, 2013.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2013 to October 31, 2013	—	$—	—	$—
November 1, 2013 to November 30, 2013	95	$31.61	—	$—
December 1, 2013 to December 31, 2013	36,707	$31.05	—	$—

Total	36,802	$31.05	—	$—

(1)	All of the shares reported above as purchased are attributable to shares withheld for employees’ payroll taxes and withholding taxes pertaining to the vesting of restricted shares awarded under our Performance Stock Plan and Incentive Stock Option Plan.

PERFORMANCE GRAPH

The following graph is a comparison of five-year cumulative total stockholder returns for our common stock as compared with the cumulative total stockholder return for the NYSE Composite Index, and a group of peer insurance broker and agency companies (Aon plc, Arthur J. Gallagher & Co, Marsh & McLennan Companies, and Willis Group Holdings plc). The returns of each company have been weighted according to such companies’ respective stock market capitalizations as of December 31, 2008 for the purposes of arriving at a peer group average. The total return calculations are based upon an assumed $100 investment on December 31, 2008, with all dividends reinvested.

	YEAR ENDING
COMPANY/INDEX/MARKET	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Brown & Brown, Inc.	$100.00	$87.36	$118.22	$113.39	$129.32	$161.37
NYSE Composite Index	$100.00	$128.28	$145.46	$139.87	$162.23	$204.87
Peer Group	$100.00	$92.45	$117.98	$132.65	$147.18	$214.75

We caution that the stock price performance shown in the graph should not be considered indicative of potential future stock price performance.

ITEM 6.	Selected Financial Data.

The following selected Consolidated Financial Data for each of the five fiscal years in the period ended December 31, 2013 have been derived from our Consolidated Financial Statements. Such data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this Annual Report and with our Consolidated Financial Statements and related Notes thereto in Item 8 of Part II of this Annual Report.

(in thousands, except per share data, number of employees and percentages	Year Ended December 31
	2013	2012		2011	2010	2009
REVENUES
Commissions and fees	$1,355,503	$1,189,081		$1,005,962	$966,917	$964,863
Investment income	638	797		1,267	1,326	1,161
Other income, net	7,138	10,154		6,313	5,249	1,853

Total revenues	1,363,279	1,200,032		1,013,542	973,492	967,877

EXPENSES
Employee compensation and benefits	683,000	608,506		508,675	487,820	484,680
Non-cash stock-based compensation	22,603	15,865		11,194	6,845	7,358
Other operating expenses	195,677	174,389		144,079	135,851	143,389
Amortization	67,932	63,573		54,755	51,442	49,857
Depreciation	17,485	15,373		12,392	12,639	13,240
Interest	16,440	16,097		14,132	14,471	14,599
Change in estimated acquisition earn-out payables	2,533	1,418		(2,206)	(1,674)	—

Total expenses	1,005,670	895,221		743,021	707,394	713,123

Income before income taxes	357,609	304,811		270,521	266,098	254,754
Income taxes	140,497	120,766		106,526	104,346	101,460

Net income	$217,112	$184,045		$163,995	$161,752	$153,294

EARNINGS PER SHARE INFORMATION
Net income per share — diluted	$1.48	$1.26		$1.13	$1.12	$1.08
Weighted average number of shares outstanding — diluted	142,624	142,010		140,264	139,318	137,507
Dividends declared per share	$0.3700	$0.3450		$0.3250	$0.3125	$0.3025
YEAR-END FINANCIAL POSITION
Total assets	$3,649,508	$3,128,058		$2,607,011	$2,400,814	$2,224,226
Long-term debt	$380,000	$450,000		$250,033	$250,067	$250,209
Total shareholders’ equity	$2,007,141	$1,807,333		$1,643,963	$1,506,344	$1,369,874
Total shares outstanding at year-end	145,419	143,878		143,352	142,795	142,076
OTHER INFORMATION
Number of full-time equivalent employees at year-end	6,992	6,438		5,557	5,286	5,206
Total revenues per average number of employees(1)	$203,020	$191,729	(2)	$186,949	$185,568	$182,549
Stock price at year-end	$31.39	$25.46		$22.63	$23.94	$17.97
Stock price earnings multiple at year-end(3)	21.2	20.2		20.0	21.4	16.6
Return on beginning shareholders’ equity(4)	12%	11%		11%	12%	12%

(1)	Represents total revenues divided by the average of the number of full-time equivalent employees at the beginning of the year and the number of full-time equivalent employees at the end of the year.
(2)	Of the 881 increase in the number of full-time equivalent employees from 2011 to 2012, 523 employees related to the January 9, 2012 acquisition of Arrowhead, and therefore, are considered to be full-time equivalent as of January 1, 2012. Thus, the average number of full-time equivalent employees for 2012 is considered to be 6,259.
(3)	Stock price at year-end divided by net income per share-diluted.
(4)	Represents net income divided by total shareholders’ equity as of the beginning of the year.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The volume of business from new and existing customers, fluctuations in insurable exposure units and changes in general economic and competitive conditions all affect our revenues. For example, level rates of inflation or a general decline in economic activity could limit increases in the values of insurable exposure units. Conversely, the increasing costs of litigation settlements and awards have caused some customers to seek higher levels of insurance coverage. Historically, our revenues have typically grown as a result of our focus on net new business growth and acquisitions.

We attempt to foster a strong, decentralized sales culture with a goal of consistent, sustained growth over the long term.

We increased revenues every year from 1993 to 2013, with the exception of 2009, when our revenues dropped 1.0%. Our revenues grew from $95.6 million in 1993 to $1.4 billion in 2013, reflecting a compound annual growth rate of 14.2%. In the same 20 year period, we increased net income from $8.0 million to $217.1 million in 2013, a compound annual growth rate of 17.9%.

The years 2007 through 2011 posed significant challenges for us and for our industry in the form of a prevailing decline in insurance premium rates, commonly referred to as a “soft market” and increased significant governmental involvement in the Florida insurance marketplace which resulted in a substantial loss of revenues for us. Additionally, beginning in the second half of 2008 and throughout 2011, there was a general decline in insurable exposure units as the consequence of the general weakening of the economy in the United States. As a result, from the first quarter of 2007 through the fourth quarter of 2011 we experienced negative internal revenue growth each quarter. The continued declining exposure units during 2011 and 2010 had a greater negative impact on our commissions and fees revenues than declining insurance premium rates.

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

This growth trend has continued into 2013 with our consolidated internal revenue growth rate of 6.7%. Additionally, each of our four divisions recorded positive internal revenue growth for each quarter in 2013 except for the Services Division in the fourth quarter. The decline in the core organic commissions and fees revenues in the fourth quarter of 2013 for the Services Division was the result of the significant revenue recorded at our Colonial Claims operation in the fourth quarter of 2012 attributable to Superstorm Sandy for which no comparable revenues occurred in the fourth quarter of 2013. In the event that the gradual increases in insurance premium rates and insurable exposure units that occurred in 2013 continue into 2014, we expect to see continued positive quarterly internal revenue growth rates on a year-over-year basis for 2014, excluding the impact relating to our Colonial Claims operation. In the first quarter of 2013, Colonial Claims earned claims fees of $17.2 million as a direct result of the continued significant claims activity from Superstorm Sandy. Absent another major flooding event, we estimate Colonial Claims revenues for the first quarter of 2014 to be less than $1.0 million.

We also earn “profit-sharing contingent commissions,” which are profit-sharing commissions based primarily on underwriting results, but which may also reflect considerations for volume, growth and/or retention. These commissions are primarily received in the first and second quarters of each year, based on the aforementioned considerations for the prior year(s). Over the last three years, profit-sharing contingent commissions have averaged approximately 4.4% of the previous year’s total commissions and fees revenue. Profit-sharing contingent commissions are typically included in our total commissions and fees in the Consolidated Statements of Income in the year received. The term “core commissions and fees” excludes profit-sharing contingent commissions and guaranteed supplemental commissions, and therefore represents the revenues earned directly from specific insurance policies sold, and specific fee-based services rendered. In contrast, the term “core organic commissions and fees” is our core commissions and fees less (i) the core commissions and fees earned for the first twelve months by newly-acquired operations and (ii) divested business (core commissions and fees generated from offices, books of business or niches sold or terminated during the comparable period). “Core organic commissions and fees” are reported in this manner in order to express the current year’s core commissions and fees on a comparable basis with the prior year’s core commissions and fees. The resulting net change reflects the aggregate changes attributable to (i) net new and lost accounts, (ii) net changes in our clients’ exposure units, and (iii) net changes in insurance premium rates. The net changes in each of these three components can be determined for each of our customers. However, because our agency management accounting systems do not aggregate such data, it is not reportable. Core organic commissions and fees can reflect either “positive” growth with a net increase in revenues, or “negative” growth with a net decrease in revenues.

Beginning a few years ago, five to six national insurance companies replaced their loss-ratio based profit-sharing contingent commission agreements with a new guaranteed fixed-base agreements, referred to as “Guaranteed Supplemental Commissions” (“GSCs”). For 2013, only four national insurance companies still used GSCs in lieu of loss-ratio based profit-sharing contingent commissions. Since GSCs are not subject to the uncertainty of loss ratios, they are accrued throughout the year based on actual premiums written. As of December 31, 2013, we accrued and earned $8.3 million of GSCs during 2013, most of which will be collected in the first quarter of 2014. For the twelve-month periods ended December 31, 2013, 2012 and 2011, we earned $8.3 million, $9.1 million and $12.1 million, respectively, of GSCs.

Fee revenues relate to fees negotiated in lieu of commissions, which are recognized as services are rendered. Fee revenues have historically been generated primarily by: (1) our Services Division, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside services, Social Security disability and Medicare benefits advocacy services, and catastrophe claims adjusting services, and (2) our National Programs and Wholesale Brokerage Divisions, which earn fees primarily for the issuance of insurance policies on behalf of insurance companies. These services are provided over a period of time, typically one year. However, in conjunction with our July 1, 2013 acquisition of Beecher Carlson, which has a primary focus on large retail customers that generally pay us fees directly, the fee revenues in our Retail Division for 2013 have increased by nearly $40.0 million to $73.0 million. For 2014, we expect the total fees in our Retail Division to be approximately $110.0 million. Fee revenues, on a consolidated basis, as a percentage of our total commissions and fees, represented 26.6% in 2013, 21.7% in 2012 and 16.4% in 2011.

Historically, investment income has consisted primarily of interest earnings on premiums and advance premiums collected and held in a fiduciary capacity before being remitted to insurance companies. Our policy is to invest available funds in high-quality, short-term fixed income investment securities. As a result of the bank liquidity and solvency issues in the United States in the last quarter of 2008, we moved substantial amounts of our cash into non-interest bearing checking accounts so that they would be fully insured by the Federal Deposit Insurance Corporation (“FDIC”) or into money-market investment funds (a portion of which is FDIC insured) of SunTrust and Wells Fargo, two large national banks. Effective January 1, 2013, the FDIC ceased providing insurance guarantees on non-interest bearing checking accounts and since that time we have invested in both interest bearing and non-interest bearing checking accounts. Investment income also includes gains and losses realized from the sale of investments. Other income primarily reflects net gains on sales of customer accounts and fixed assets, but will also include sub-rental income, legal settlements and other miscellaneous income.

Current Year Company Overview

2013 was a strong year for revenue growth and continued the positive trends that began in 2012. After the five-year period extending from 2007 to 2011, in which we experienced negative internal growth in our core organic commissions and fees revenue which we believe was a direct result of the general weakness of the economy, we achieved a positive internal revenue growth of 2.6% in 2012, and 6.7% in 2013.

The net growth in core organic commissions and fees in 2013 of $75.6 million is a significant improvement over the comparable growth in 2012 of $24.9 million and the net lost revenues of $21.5 million in 2011. Of the $75.6 million growth in the 2013 core organic commissions and fees, $38.1 million was generated by two new programs at our Arrowhead operation, the automobile aftermarket program and the non-standard auto program, and from our Colonial Claims operation as a result of the significant claims activity attributable to Superstorm Sandy. The remaining growth in the core organic commissions and fees revenue is principally attributable to rising insurance premium rates, and increasing insurance exposure units as a result of a gradually improving U. S. economy.

We continue to be successful in acquiring insurance operations that we believe are strategic in growing our business Divisions. In each of the last two years, we completed acquisitions with aggregate revenues in excess of $142.8 million: nine acquisitions in 2013 with estimated revenues of $142.8 million, and 20 acquisitions in 2012 with estimated revenues of $149.6 million. For 2014, we are continuing this trend with the announced acquisition of Wright Insurance Group, with estimated annualized revenues of $120.0 million, which is expected to close on or around April 1, 2014.

Income before income taxes in 2013 increased over 2012 by 17.3%, or $52.8 million, to $357.6 million. However, that net increase of $52.8 million includes $14.3 million of income before income taxes related to new acquisitions that were stand-alone offices, and therefore, income before income taxes from offices that existed in the same time periods of 2013 and 2012 (including the new acquisitions that “folded in” to those offices) increased by $38.5 million. The net increase of $38.5 million related primarily to: (1) net new business, (2) a $2.6 million benefit from a change in estimated acquisition earn-out payables, and (3) a one-time $6.8 million bonus earned in 2012 by our Retail Division commissioned producers as a result of a special program for those whose 2012 production exceeded their 2011 production by at least five percent. These net increases were partially off-set by a $6.6 million increase in non-cash stock-based compensation primarily due to new grants issued in July 2013. Therefore, excluding these items, income before income taxes from those offices that existed in the same time periods of 2013 and 2012 (including the new acquisitions that “folded in” to those offices) increased by $37.7 million.

Acquisitions

Approximately 38,500 independent insurance agencies are estimated to be operating currently in the United States. Part of our continuing business strategy is to attract high-quality insurance intermediaries to join our operations. From 1993 through 2013, we acquired 449 insurance intermediary operations, excluding acquired books of business (customer accounts).

A summary of our acquisitions over the last three years is as follows (in millions, except for number of acquisitions):

	Number of Acquisitions		Estimated Annual	Net Cash	Notes	Other	Liabilities	Recorded Earn-out	Aggregate Purchase
	Asset	Stock	Revenues	Paid	Issued	Payable	Assumed	Payable	Price
2013	8	1	$142.8	$408.1	$—	$0.5	$106.1	$5.1	$519.8
2012	19	1	$149.6	$483.9	$0.1	$25.4	$136.7	$21.5	$667.6
2011	37	1	$88.7	$167.4	$1.2	$—	$15.7	$30.5	$214.8

On July 1, 2013, we completed the acquisition of Beecher Carlson Holdings, Inc. (“Beecher Carlson”), an insurance and risk management broker with operations that include retail brokerage, program management and captive management. The aggregate purchase price for Beecher Carlson was $469.3 million, including $364.3 million of cash payments and the assumption of $105.0 million of liabilities. Beecher Carlson was acquired primarily to expand Brown & Brown’s Retail and National Programs businesses, and to attract and hire high-quality individuals.

On January 9, 2012, we completed the acquisition of Arrowhead General Insurance Agency Superholding Corporation (“Arrowhead”) pursuant to a merger agreement dated December 15, 2011 (the “Merger Agreement”). Under the Merger Agreement, the total cash purchase price of $395.0 million was subject to adjustments for options to purchase shares of Arrowhead’s common stock, working capital, sharing of net operating tax losses, Arrowhead’s preferred stock units, transaction expenses, and closing debt. In addition, within 60 days following the third anniversary of the acquisition’s closing date, we will pay to certain persons who were Arrowhead equityholders as of the closing date additional earn-out payments equal, collectively, to $5.0 million, subject to certain adjustments based on the “cumulative EBITDA” of Arrowhead and all of its subsidiaries, as calculated pursuant to the Merger Agreement, during the final year of the three-year period following the acquisition’s closing date.

Arrowhead is a national insurance program manager and one of the largest managing general agents (“MGAs”) in the property and casualty insurance industry.

On January 15, 2014 ,as previously announced, we entered into an agreement to acquire The Wright Insurance Group, LLC (“Wright”), with estimated annualized revenues of $120.0 million. This transaction is expected to close on or around April 1, 2014. Wright’s operations include a national flood insurance program, government-sponsored insurance programs and proprietary national and regional programs. The total net consideration to be paid for the ownership interests of Wright is $602.5 million in addition to contingent consideration of up to $37.5 million if Wright completes certain agreed-upon acquisitions prior to closing. The transaction is subject to customary closing conditions, including Hart-Scott-Rodino approval and other related regulatory approvals.

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

Revenue Recognition

Commission revenues are recognized as of the effective date of the insurance policy or the date on which the policy premium is billed to the customer, whichever is later. Commission revenues related to installment billings at the Company’s subsidiary, Arrowhead, are recorded on the later of the effective date of the policy or the first installment billing. At those dates, the earnings process has been completed, and we can reliably estimate the impact of policy cancellations for refunds and establish reserves accordingly. Management determines the policy cancellation reserve based upon historical cancellation experience adjusted in accordance with known circumstances. Subsequent commission adjustments are recognized upon our receipt of notification from insurance companies concerning matters necessitating such adjustments. Profit-sharing contingent commissions are recognized when determinable, which is when such commissions are received from insurance companies, or when we receive formal notification of the amount of such payments. Fee revenues are recognized as services are rendered.

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

Intangible Assets Impairment

Goodwill is subject to at least an annual assessment for impairment measured by a fair-value-based test. Amortizable intangible assets are amortized over their useful lives and are subject to an impairment review based on an estimate of the undiscounted future cash flows resulting from the use of the assets. To determine if there is potential impairment of goodwill, we compare the fair value of each reporting unit with its carrying value. If the fair value of the reporting unit is less than its carrying value, an impairment loss would be recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. Fair value is estimated based on multiples of earnings before interest, income taxes, depreciation, amortization and change in estimated acquisition earn-out payables (“EBITDAC”), or on a discounted cash flow basis.

Management assesses the recoverability of our goodwill on an annual basis, and assesses the recoverability of our amortizable intangibles and other long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The following factors, if present, may trigger an impairment review: (i) significant underperformance relative to historical or projected future operating results; (ii) significant negative industry or economic trends; (iii) significant decline in our stock price for a sustained period; and (iv) significant decline in our market capitalization. If the recoverability of these assets is unlikely because of the existence of one or more of the above-referenced factors, an impairment analysis is performed. Management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these assets. If these estimates or related assumptions change in the future, we may be required to revise the assessment and, if appropriate, record an impairment charge. We completed our most recent evaluation of impairment for goodwill as of November 30, 2013 and determined that the fair value of goodwill exceeded the carrying value of such assets. Additionally, there have been no impairments recorded for amortizable intangible assets for the years ended December 31, 2013, 2012 and 2011.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Consolidated Financial Statements and related Notes.

Financial information relating to our Consolidated Financial Results is as follows (in thousands, except percentages):

	2013	Percent Change	2012	Percent Change	2011
REVENUES
Core commissions and fees	$1,295,977	14.1%	$1,136,252	19.5%	$950,685
Profit-sharing contingent commissions	51,251	17.3%	43,683	1.1%	43,198
Guaranteed supplemental commissions	8,275	(9.5)%	9,146	(24.3)%	12,079
Investment income	638	(19.9)%	797	(37.1)%	1,267
Other income, net	7,138	(29.7)%	10,154	60.8%	6,313

Total revenues	1,363,279	13.6%	1,200,032	18.4%	1,013,542
EXPENSES
Employee compensation and benefits	683,000	12.2%	608,506	19.6%	508,675
Non-cash stock-based compensation	22,603	42.5%	15,865	41.7%	11,194
Other operating expenses	195,677	12.2%	174,389	21.0%	144,079
Amortization	67,932	6.9%	63,573	16.1%	54,755
Depreciation	17,485	13.7%	15,373	24.1%	12,392
Interest	16,440	2.1%	16,097	13.9%	14,132
Change in estimated acquisition earn-out payables	2,533	78.6%	1,418	NMF (1)	(2,206)

Total expenses	1,005,670	12.3%	895,221	20.5%	743,021

Income before income taxes	$357,609	17.3%	$304,811	12.7%	$270,521

Net internal growth rate — core commissions and fees	6.7%		2.6%		(2.4)%
Employee compensation and benefits ratio	50.1%		50.7%		50.2%
Other operating expenses ratio	14.4%		14.5%		14.2%
Capital expenditures	$16,366		$24,028		$13,608
Total assets at December 31	$3,649,508		$3,128,058		$2,607,011

(1)	NMF = Not a meaningful figure

Commissions and Fees

Commissions and fees, including profit-sharing contingent commissions and GSCs, increased $166.4 million, or 14.0% in 2013. Profit-sharing contingent commissions and GSCs increased $6.7 million or 12.7% in 2013 to $59.5 million, due primarily to $4.7 million, $0.6 million, and $1.3 million increases in profit-sharing contingent commissions and GSCs in our Retail, National Programs and Wholesale Brokerage Divisions, respectively. Core commissions and fees revenue in 2013 increased $159.7 million, of which approximately $91.5 million represented core commissions and fees from acquisitions that had no comparable revenues in 2012. After taking into account divested business of $7.4 million, the remaining net increase of $75.6 million, representing net new business, reflects a 6.7% internal growth rate for core organic commissions and fees.

Commissions and fees, including profit-sharing contingent commissions and GSCs, increased $183.1 million, or 18.2% in 2012. Profit-sharing contingent commissions and GSCs decreased $2.4 million or 4.4% in 2012 to $52.8 million, due primarily to $4.1 million and $1.2 million reductions in profit-sharing contingent commissions and GSCs in our Retail and Wholesale Brokerage Divisions, respectively; but these reductions were partially offset by a $3.2 million increase in our National Programs Division. Core commissions and fees revenue increased $185.6 million, of which approximately $171.4 million represented core commissions and fees from acquisitions that had no comparable revenues in 2011. After taking into account divested business of $10.7 million, the remaining net increase of $24.9 million, representing net new business, reflects a 2.6% internal growth rate for core organic commissions and fees.

Investment Income

Investment income decreased to $0.6 million in 2013, compared with $0.8 million in 2012, mainly due to lower average daily invested balances in 2013 than in 2012. Investment income of $0.8 million in 2012 was down $0.5 million as compared with 2011, mainly due to lower average daily invested balances in 2012 than in 2011.

Other Income, Net

Other income for 2013 reflected income of $7.1 million, compared with $10.2 million in 2012 and $6.3 million in 2011. We recognized gains of $3.1 million, $4.3 million and $2.3 million from sales of books of business (customer accounts) in 2013, 2012, and 2011, respectively. Although we are not in the business of selling books of business, we periodically will sell an office or a book of business because it does not produce reasonable margins or demonstrate a potential for growth, or for other reasons related to the particular assets in question. Other income also included $1.6 million, $3.6 million and $1.3 million in 2013, 2012, and 2011, respectively, paid to us in connection with settlements of litigation against former employees for violation of restrictive covenants contained in their employment agreements with us. Additionally, we recognized non-recurring gains, rental income and sales of software services of $2.4 million, $2.3 million and $2.3 million in 2013, 2012, and 2011, respectively.

Employee Compensation and Benefits

Employee compensation and benefits expense increased, approximately 12.2% or $74.5 million in 2013. However, that net increase included $37.6 million of new compensation costs related to new acquisitions that were stand-alone offices. Therefore, employee compensation and benefits from those offices that existed in the same time periods of 2013 and 2012 (including the new acquisitions that “folded in” to those offices) increased by $36.9 million. The employee compensation and benefit increases from these offices were primarily related to increases in staff and management salaries of $16.6 million, new salaried producers of $4.7 million, profit center and other related bonuses of $3.4 million, compensation to our commissioned producers of $5.7 million, health insurance costs of $1.8 million, payroll-related taxes of $3.7 million, and other net expenses of $1.0 million.

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

Employee compensation and benefits expense as a percentage of total revenues decreased in 2013 to 50.1% as compared to 50.7% for 2012 and 50.2% for 2011. We had 6,992 full-time equivalent employees at December 31, 2013, compared with 6,438 at December 31, 2012 and 5,557 at December 31, 2011. Of the net increase of 554 full-time equivalent employees at December 31, 2013 over the prior year-end, an increase of 374 was attributable to acquisitions, thus reflecting a net increase of 180 employees in the offices existing at both year-ends.

Non-Cash Stock-Based Compensation

We have an employee stock purchase plan, and grant stock options and non-vested stock awards to our employees. Compensation expense for all share-based awards is recognized in the financial statements based upon the grant-date fair value of those awards. For 2013, 2012 and 2011, the non-cash stock-based compensation expense incorporates the costs related to each of our four stock-based plans as explained in Note 11 of the Notes to the Consolidated Financial Statements.

Non-cash stock-based compensation increased 42.5%, or $6.7 million in 2013 over 2012, primarily as a result of new non-vested stock awards granted on July 1, 2013 under our Stock Incentive Plan (“SIP”). Most of these SIP grants will typically vest in four to seven years, subject to the achievement of certain performance criteria by grantees, and the achievement of consolidated earnings per share growth at certain levels by us, over three-to five-year measurement periods. Some SIP grants will vest after five years of service.

Non-cash stock-based compensation increased 41.7%, or $4.7 million in 2012 over 2011, as a result of new grants under our Stock Incentive Plan (“SIP”). These SIP grants will typically vest in four to ten years, subject to the achievement of certain performance criteria by grantees, and the achievement of consolidated earnings per share growth at certain levels by us, over three-to five-year measurement periods.

Other Operating Expenses

As a percentage of total revenues, other operating expenses represented 14.4% in 2013, 14.5% in 2012, and 14.2% in 2011.

Other operating expenses in 2013 increased $21.3 million over 2012, of which $12.5 million was related to acquisitions that joined as stand-alone offices. Therefore, other operating expenses attributable to offices that existed in the same periods in both 2013 and 2012 (including the new acquisitions that “folded in” to those offices) increased by $8.8 million. Of the $8.8 million increase, $2.0 million related to increased data processing and software licensing expense, $2.0 million related to increased inspection and consulting fees, $1.6 million related to increased accounting and advisory fees, $0.9 million related to increased employee sales meeting costs, and $2.9 million related to other various, net cost increases. These increased costs were partially offset by a decrease of $0.6 million for legal, claims and litigation expenses.

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

Amortization

Amortization expense increased $4.4 million, or 6.9%, in 2013, and $8.8 million, or 16.1%, in 2012. The increases in 2013 and 2012 were due to the amortization of additional intangible assets as a result of acquisitions completed in those years.

Depreciation

Depreciation increased 13.7% in 2013, and 24.1% in 2012. The increases in 2013 and 2012 were due primarily to the addition of fixed assets as a result of recent acquisitions.

Interest Expense

Interest expense increased $0.3 million, or 2.1%, in 2013, and $2.0 million, or 13.9%, in 2012. The 2013 and 2012 increases were due primarily to the additional debt borrowed in connection with our acquisitions of Beecher Carlson in 2013 and Arrowhead in 2012.

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

As of December 31, 2013, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3). The resulting net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the years ended December 31, 2013, 2012, and 2011 were as follows (in thousands):

	2013	2012	2011
Change in fair value on estimated acquisition earn-out payables	$570	$(1,051)	$(4,043)
Interest expense accretion	1,963	2,469	1,837

Net change in earnings from estimated acquisition earn-out payables	$2,533	$1,418	$(2,206)

The fair values of the estimated earn-out payables were increased in 2013 since certain acquisitions performed at higher levels than estimated on our original projections. The fair values of the estimated earn-out payables were reduced in 2012 and 2011 since certain acquisitions did not perform at the level estimated based on our original projections. An acquisition is considered to be performing well if its operating profit exceeds the level needed to reach the minimum purchase price. However, a reduction in the estimated acquisition earn-out payable can occur even though the acquisition is performing well, if it is not performing at the level contemplated by our original estimate.

As of December 31, 2013, the estimated acquisition earn-out payables equaled $43,058,000, of which $6,312,000 was recorded as accounts payable and $36,746,000 was recorded as other non-current liability. As of December 31, 2012, the estimated acquisition earn-out payables equaled $52,987,000, of which $10,164,000 was recorded as accounts payable and $42,823,000 was recorded as other non-current liability.

Income Taxes

The effective tax rate on income from operations was 39.3% in 2013, 39.6% in 2012, and 39.4% in 2011. The lower effective annual tax rates are primarily the result of lower average effective state income tax rates.

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

The internal growth rates for our core organic commissions and fees for the three years ended December 31, 2013, 2012 and 2011, by Division, are as follows (in thousands, except percentages):

2013	For the Year Ended December 31,		Total Net	Total Net	Less Acquisition	Internal Net	Internal Net
	2013	2012	Change	Growth %	Revenues	Growth $	Growth %
Retail(1)	$699,571	$611,156	$88,415	14.5%	$79,455	$8,960	1.5%
National Programs	271,772	233,261	38,511	16.5%	7,099	31,412	13.5%
Wholesale Brokerage	193,601	168,151	25,450	15.1%	4,332	21,118	12.6%
Services	131,033	116,247	14,786	12.7%	657	14,129	12.2%

Total core commissions and fees	$1,295,977	$1,128,815	$167,162	14.8%	$91,543	$75,619	6.7%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Consolidated Statements of Income for the years ended December 31, 2013 and 2012 is as follows (in thousands):

	For the Year Ended December 31,
	2013	2012
Total core commissions and fees	$1,295,977	$1,128,815
Profit-sharing contingent commissions	51,251	43,683
Guaranteed supplemental commissions	8,275	9,146
Divested business	—	7,437

Total commissions and fees	$1,355,503	$1,189,081

2012	For the Year Ended December 31,		Total Net	Total Net	Less Acquisition	Internal Net	Internal Net
	2012	2011	Change	Growth %	Revenues	Growth $	Growth %
Retail(1)	$618,562	$571,129	$47,433	8.3%	$38,734	$8,699	1.5%
National Programs	233,261	148,841	84,420	56.7%	83,281	1,139	0.8%
Wholesale Brokerage	168,182	155,151	13,031	8.4%	3,598	9,433	6.1%
Services	116,247	64,875	51,372	79.2%	45,783	5,589	8.6%

Total core commissions and fees	$1,136,252	$939,996	$196,256	20.9%	$171,396	$24,860	2.6%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Consolidated Statements of Income for the years ended December 31, 2012 and 2011 is as follows (in thousands):

	For the Year Ended December 31,
	2012	2011
Total core commissions and fees	$1,136,252	$939,996
Profit-sharing contingent commissions	43,683	43,198
Guaranteed supplemental commissions	9,146	12,079
Divested business	—	10,689

Total commissions and fees	$1,189,081	$1,005,962

2011	For the Year Ended December 31,		Total Net	Total Net	Less Acquisition	Internal Net	Internal Net
	2011	2010	Change	Growth %	Revenues	Growth $	Growth %
Retail(1)	$580,304	$544,004	$36,300	6.7%	$57,541	$(21,241)	(3.9)%
National Programs	148,842	152,209	(3,367)	(2.2)%	1,140	(4,507)	(3.0)%
Wholesale Brokerage	156,664	151,822	4,842	3.2%	1,186	3,656	2.4%
Services	64,875	46,486	18,389	39.6%	17,773	616	1.3%

Total core commissions and fees	$950,685	$894,521	$56,164	6.3%	$77,640	$(21,476)	(2.4)%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Consolidated Statements of Income for the years ended December 31, 2011 and 2010 is as follows (in thousands):

	For the Year Ended December 31,
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

Retail Division

The Retail Division provides a broad range of insurance products and services to commercial, public and quasi-public, professional and individual insured customers. Approximately 89.9% of the Retail Division’s commissions and fees revenue is commission-based. Because most of our other operating expenses do not change as premiums fluctuate, we believe that most of any fluctuation in the commissions, net of related compensation, which we receive will be reflected in our pre-tax income.

Financial information relating to Brown & Brown’s Retail Division is as follows (in thousands, except percentages):

	2013	Percent Change	2012	Percent Change	2011
REVENUES
Core commissions and fees	$700,767	13.0%	$619,975	6.7%	$581,125
Profit-sharing contingent commissions	17,543	36.6%	12,843	(12.8)%	14,736
Guaranteed supplemental commissions	6,849	(0.6)%	6,890	(24.3)%	9,105
Investment income	82	(24.1)%	108	5.9%	102
Other income, net	3,083	(33.2)%	4,613	116.5%	2,131

Total revenues	728,324	13.0%	644,429	6.1%	607,199
EXPENSES
Employee compensation and benefits	363,332	11.3%	326,574	7.5%	303,841
Non-cash stock-based compensation	9,055	59.4%	5,680	(7.1)%	6,114
Other operating expenses	113,159	14.8%	98,532	(0.2)%	98,745
Amortization	38,052	9.9%	34,639	3.8%	33,373
Depreciation	5,847	12.9%	5,181	2.7%	5,046
Interest	34,407	29.2%	26,641	(3.8)%	27,688
Change in estimated acquisition earn-out payables	(1,844)	NMF (1)	1,968	NMF (1)	(5,415)

Total expenses	562,008	12.6%	499,215	6.4%	469,392

Income before income taxes	$166,316	14.5%	$145,214	5.4%	$137,807

Net internal growth rate — core organic commissions and fees	1.5%		1.5%		(3.9)%
Employee compensation and benefits ratio	49.9%		50.7%		50.0%
Other operating expenses ratio	15.5%		15.3%		16.3%
Capital expenditures	$6,847		$5,732		$6,102
Total assets at December 31	$2,992,087		$2,420,759		$2,155,413

(1)	NMF = Not a meaningful figure

The Retail Division’s total revenues in 2013 increased 13.0%, or $83.9 million, over the same period in 2012, to $728.3 million. Profit-sharing contingent commissions and GSCs in 2013 increased $4.7 million, or 23.6%, over 2012, to $24.4 million, primarily due to improved loss ratios resulting in increased profitability for insurance companies in 2013. The $80.8 million net increase in core commissions and fees revenue resulted from the following factors: (i) an increase of approximately $79.5 million related to core commissions and fees revenue from acquisitions that had no comparable revenues in 2012; (ii) a decrease of $7.5 million related to commissions and fees revenue recorded in 2012 from business divested during 2013; and (iii) the remaining net increase of $9.0 million primarily related to net new business. The Retail Division’s internal growth rate for core organic commissions and fees revenue was 1.5% for 2013, and was driven by slightly increasing insurable exposure units in most areas of the United States, and slight increases in general insurance premium rates.

Income before income taxes for 2013 increased 14.5%, or $21.1 million, over the same period in 2012, to $166.3 million. This increase was primarily due to net new business, the increase in profit-sharing contingent commissions, and continued improved efficiencies relating to compensation and employee benefits and certain other operating expenses, but which was partially off-set by a $1.5 million reduction in other income primarily due to gains on the sale of books of businesses in 2012. These increases were also enhanced by changes in estimated acquisition earn-out payables of $3.8 million, but partially offset by a net increase in the inter-company interest expense allocation of $7.8 million. The continued improved efficiencies relating to compensation and employee benefits, and certain other operating expenses resulted mainly from such costs increasing at a lower rate than our growth in net new business. However, a portion of the improved ratio of employee compensation and benefits to total revenues was the result of the $6.8 million of bonus compensation related to a special one-time bonus in 2012 which was not repeated in 2013.

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

Income before income taxes for 2012 increased 5.4%, or $7.4 million, over the same period in 2011, to $145.2 million. Included in the $7.4 million net increase in income before income taxes is another $7.4 million net expense increase in change in estimated acquisition earn-out payables and a $0.3 million net expense increase from amortization, depreciation and inter-company interest changes. Excluding these items and the $4.1 million decrease in profit-sharing contingent commissions and GSCs, income before income taxes for 2012 increased $19.2 million over 2011, of which $8.7 million originated from new acquisitions that were stand-alone operations, and $10.5 million was generated by offices in existence in both 2011 and 2012. Of the $10.5 million increase from existing offices, $8.7 million ($1.4 million of fold-in acquired revenues) was attributed to organic growth of core commissions and fees, $5.6 million cost savings from other operating expenses, $0.5 reduction in non-cash stock-based compensation, but partially offset by $4.9 million increase in compensation and employee benefits. The $4.9 million net increase in compensation and employee benefits was primarily due to the one-time producer bonuses of $6.8 million paid to commissioned producers whose 2012 production exceeded their 2011 production by at least five percent, which was partially offset by a reduction of approximately $2.0 million less staff salaries. The $5.6 million reduction in other operating expenses was primarily related to reductions in occupancy/office rents, legal and claims settlements, insurance expense, and data processing costs.

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

Financial information relating to our National Programs Division is as follows (in thousands, except percentages):

	2013	Percent Change	2012	Percent Change	2011
REVENUES
Core commissions and fees	$271,772	16.5%	$233,261	56.7%	$148,842
Profit-sharing contingent commissions	19,265	4.7%	18,392	22.4%	15,029
Guaranteed supplemental commissions	(23)	(108.3)%	276	(42.6)%	481
Investment income	19	(5.0)%	20	—%	—
Other income, net	1,097	10.4%	994	NMF (1)	75

Total revenues	292,130	15.5%	252,943	53.8%	164,427
EXPENSES
Employee compensation and benefits	132,948	20.5%	110,362	63.4%	67,560
Non-cash stock-based compensation	4,604	24.2%	3,707	177.5%	1,336
Other operating expenses	53,001	19.8%	44,248	88.4%	23,486
Amortization	14,593	4.7%	13,936	79.4%	7,770
Depreciation	5,399	17.4%	4,600	56.6%	2,937
Interest	24,014	(6.5)%	25,674	NMF (1)	1,381
Change in estimated acquisition earn-out payables	(808)	(24.8)%	(1,075)	111.6%	(508)

Total expenses	233,751	16.0%	201,452	93.8%	103,962

Income before income taxes	$58,379	13.4%	$51,491	(14.8)%	$60,465

Net internal growth rate — core organic commissions and fees	13.5%		0.8%		(3.0)%
Employee compensation and benefits ratio	45.5%		43.6%		41.1%
Other operating expenses ratio	18.1%		17.5%		14.3%
Capital expenditures	$4,473		$9,633		$1,968
Total assets at December 31	$1,335,911		$1,183,191		$680,251

(1)	NMF = Not a meaningful figure

The National Programs Division’s total revenues in 2013 increased $39.2 million to $292.1 million, a 15.5% increase over 2012. Profit-sharing contingent commissions and GSCs in 2013 increased $0.6 million over 2012, due primarily to a $3.7 million increase in profit-sharing contingent commissions received by Florida Intracoastal Underwriters, Limited Company (“FIU”), but which was partially offset by a decrease of $3.5 million at Proctor Financial, Ins, (“Proctor”). The $38.5 million net increase in core commissions and fees resulted from the following factors: (i) an increase of approximately $7.1 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in 2012; and (ii) the remaining net increase of $31.4 million primarily related to net new business. Therefore, the National Programs Division’s internal growth rate for core organic commissions and fees revenue was 13.5% for 2013. Of the $31.4 million of net new business, $27.7 million related to a net increase in commissions and fees revenue from our Arrowhead operations.

Income before income taxes for 2013 increased 13.4% or $6.9 million, over the same period in 2012, to $58.4 million. This net increase was primarily due to the new automobile aftermarket and the non-standard auto programs at our Arrowhead subsidiary. Even though these programs increased the total operating profit dollars for the Division, the ratios of employee compensation and benefits, and other operating expenses as a percentage to total revenues increased over the prior year was due to the fact that these programs operated at a higher cost factor than the average program operated in 2012.

The National Programs Division’s total revenues in 2012 increased $88.5 million to $252.9 million, a 53.8% increase over 2011. Profit-sharing contingent commissions and GSCs in 2012 increased $3.2 million over 2011, due primarily to profit-sharing contingent commissions earned at our Arrowhead operation. Of the $84.4 million net increase in core commissions and fees for National Programs: (i) an increase of approximately $83.3 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in 2011; and (ii) a net increase of $1.1 million was primarily related to net new business. Therefore, the National Programs Division’s internal growth rate for core organic commissions and fees revenue was 0.8% for 2012. Of the $1.1 million of net new business, $2.2 million related to a net increase in commissions and fees revenue at Proctor, which was partially offset by $1.7 million of net lost business in our facultative reinsurance facility, and the remaining $0.6 million of net new business was generated by various other programs.

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

Financial information relating to our Wholesale Brokerage Division is as follows (in thousands, except percentages):

	2013	Percent Change	2012	Percent Change	2011
REVENUES
Core commissions and fees	$193,601	15.1%	$168,182	7.4%	$156,664
Profit-sharing contingent commissions	14,443	16.0%	12,448	(7.3)%	13,433
Guaranteed supplemental commissions	1,449	(33.9)%	2,192	(10.5)%	2,450
Investment income	22	—%	22	(35.3)%	34
Other income, net	392	(45.6)%	721	(54.3)%	1,577

Total revenues	209,907	14.4%	183,565	5.4%	174,158
EXPENSES
Employee compensation and benefits	98,144	12.4%	87,293	5.2%	82,974
Non-cash stock-based compensation	2,039	53.5%	1,328	(10.4)%	1,482
Other operating expenses	36,589	9.3%	33,486	6.7%	31,379
Amortization	11,550	2.4%	11,280	2.2%	11,032
Depreciation	2,794	2.8%	2,718	4.8%	2,594
Interest	2,565	(35.5)%	3,974	(47.0)%	7,495
Change in estimated acquisition earn-out payables	2,404	NMF (1)	131	(81.0)%	691

Total expenses	156,085	11.3%	140,210	1.9%	137,647

Income before income taxes	$53,822	24.1%	$43,355	18.7%	$36,511

Net internal growth rate — core organic commissions and fees	12.6%		6.1%		2.4%
Employee compensation and benefits ratio	46.8%		47.6%		47.6%
Other operating expenses ratio	17.4%		18.2%		18.0%
Capital expenditures	$1,931		$3,383		$2,658
Total assets at December 31	$927,825		$837,364		$712,212

(1)	NMF = Not a meaningful figure

The Wholesale Brokerage Division’s total revenues for 2013 increased 14.4%, or $26.3 million, over the same period in 2012, to $209.9 million. Profit-sharing contingent commissions and GSCs for 2013 increased $1.3 million over the same period of 2012. The $25.4 million net increase in core commissions and fees revenue resulted from the following factors: (i) an increase of approximately $4.3 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2012; and (ii) the remaining net increase of $21.1 million primarily related to net new business and continued increases in premium rates on many lines of insurance, but primarily on coastal property. As such, the Wholesale Brokerage Division’s internal growth rate for core organic commissions and fees revenue was 12.6% for 2013.

Income before income taxes for 2013 increased 24.1%, or $10.5 million over the same period in 2012 to $53.8 million, primarily due to net new business, an increase in profit-sharing contingent commissions, and a net reduction in the inter-company interest expense allocation of $1.4 million, but then partially offset by a $2.3 million expense in the form of a change in estimated acquisition earn-out payables.

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

Unlike our other segments, nearly all of the Services Division’s 2013 commissions and fees revenue was generated from fees, which are not significantly affected by fluctuations in general insurance premiums.

Financial information relating to our Services Division is as follows (in thousands, except percentages):

	2013	Percent Change	2012	Percent Change	2011
REVENUES
Core commissions and fees	$131,033	12.7%	$116,247	79.2%	$64,875
Profit-sharing contingent commissions	—	—%	—	—%	—
Guaranteed supplemental commissions	—	—%	—	—%	—
Investment income	1	—%	1	(99.2)%	128
Other income, net	455	(6.8)%	488	(49.6)%	969

Total revenues	131,489	12.6%	116,736	76.9%	65,972
EXPENSES
Employee compensation and benefits	62,908	6.2%	59,235	71.7%	34,494
Non-cash stock-based compensation	755	26.5%	597	171.4%	220
Other operating expenses	27,885	6.5%	26,180	125.2%	11,626
Amortization	3,698	0.5%	3,680	44.8%	2,541
Depreciation	1,623	27.0%	1,278	116.6%	590
Interest	7,321	(14.9)%	8,602	49.7%	5,746
Change in estimated acquisition earn-out payables	2,781	605.8%	394	(87.0)%	3,026

Total expenses	106,971	7.0%	99,966	71.6%	58,243

Income before income taxes	$24,518	46.2%	$16,770	117.0%	$7,729

Net internal growth rate — core organic commissions and fees	12.2%		8.6%		1.3%
Employee compensation and benefits ratio	47.8%		50.7%		52.3%
Other operating expenses ratio	21.2%		22.4%		17.6%
Capital expenditures	$1,811		$2,519		$689
Total assets at December 31	$277,652		$238,430		$166,060

The Services Division’s total revenues for 2013 increased 12.6%, or $14.8 million, over 2012, to $131.5 million. Of the $14.8 million net increase in core commissions and fees revenue: (i) an increase of approximately $0.7 million related to the core commissions and fees revenue from the TPA business acquired as part of the Arrowhead acquisition, that had no comparable revenues in the same period of 2012; and (ii) net new business of $14.1 million, of which $13.0 million was due to our Colonial Claims operation and the impact of the significant flood claims resulting from the 2012 Superstorm Sandy. As such, the Services Division’s internal growth rate for core organic commissions and fees revenue was 12.2% for 2013.

Income before income taxes in 2013 increased 46.2%, or $7.7 million, over 2012, to $24.5 million, primarily due to net new business from our Colonial Claims operation. Additionally, this net increase was enhanced by a $1.3 million reduction in inter-company interest expense, but partially offset by a $2.4 million expense from changes in estimated earn-out payables.

The Services Division’s total revenues for 2012 increased 76.9%, or $50.8 million, over 2011, to $116.7 million. Of the $51.4 million net increase in core commissions and fees revenue: (i) an increase of approximately $45.8 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2011; and (ii) the remaining net increase $5.6 million primarily related to net new business. As such, the Services Division’s internal growth rate for core organic commissions and fees revenue was 8.6% for 2012.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents of $203.0 million at December 31, 2013 reflected a decrease of $16.9 million from the $219.8 million balance at December 31, 2012. During 2013, $389.4 million of cash was provided from operating activities. Also during this period, $367.7 million of cash was used for acquisitions, $15.5 million was used for acquisition earn-out payments, $16.4 million was used for additions to fixed assets, $30.0 million was provided from proceeds received on new long-term debt, and $53.5 million was used for payment of dividends.

Our cash and cash equivalents of $219.8 million at December 31, 2012 reflected a decrease of $66.5 million from the $286.3 million balance at December 31, 2011. During 2012, $220.3 million of cash was provided from operating activities. Also during this period, $425.1 million of cash was used for acquisitions, $13.5 million was used for acquisition earn-out payments, $24.0 million was used for additions to fixed assets, $200.0 million was provided from proceeds received on new long-term debt, and $49.5 million was used for payment of dividends.

Our cash and cash equivalents of $286.3 million at December 31, 2011 reflected an increase of $13.3 million from the $273.0 million balance at December 31, 2010. During 2011, $237.5 million of cash was provided from operating activities. Also during this period, $166.1 million of cash was used for acquisitions, $8.8 million was used for acquisition earn-out payments, $13.6 million was used for additions to fixed assets, $102.1 million was used for payments on long-term debt and $46.5 million was used for payment of dividends. Additionally, in the third quarter of 2011, we borrowed $100.0 million on our Master Agreement to fund the repayment of our $100.0 million of Series A Senior Notes that matured on September 15, 2011.

On January 9, 2012, we completed the acquisition of Arrowhead for a total cash purchase price of $397.0 million, subject to certain adjustments and potential earn-out payments of up to $5 million in the aggregate following the third anniversary of the acquisition’s closing date. We financed the acquisition through various modified and new credit facilities.

On July 1, 2013, we completed the acquisition of Beecher Carlson Holding, Inc. for a total cash purchase price of $364.2 million, subject to certain adjustments. We financed the acquisition through various modified and new credit facilities.

Our ratio of current assets to current liabilities (the “current ratio”) was 1.02 and 1.34 at December 31, 2013 and 2012, respectively.

Contractual Cash Obligations

As of December 31, 2013, our contractual cash obligations were as follows:

(in thousands)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$480,000	$100,000	$280,000	$100,000	$—
Other liabilities	42,653	15,612	14,262	4,978	7,801
Operating leases	174,486	34,972	59,216	38,224	42,074
Interest obligations	38,327	13,294	17,345	7,688	—
Unrecognized tax benefits	391	—	391	—	—
Maximum future acquisition contingency payments	130,584	24,167	100,325	6,092	—

Total contractual cash obligations	$866,441	$188,045	$471,539	$156,982	$49,875

Debt

In July 2004, we completed a private placement of $200.0 million of unsecured senior notes (the “Notes”). The $200.0 million was divided into two series: (1) Series A, which closed on September 15, 2004, for $100.0 million due in 2011 and bore interest at 5.57% per year; and (2) Series B, which closed on July 15, 2004, for $100.0 million due in 2014 and bearing interest at 6.08% per year. We have used the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. On September 15, 2011, the $100.0 million of Series A Notes were redeemed on their normal maturity date. As of December 31, 2013 and December 31, 2012, there was an outstanding balance on the Notes of $100.0 million.

On December 22, 2006, we entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). On September 30, 2009, we and the Purchaser amended the Master Agreement to extend the term of the agreement until August 20, 2012. The Purchaser also purchased Notes issued by us in 2004. The Master Agreement provides for a $200.0 million private uncommitted “shelf” facility for the issuance of senior unsecured notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten years, as the parties may determine. The Master Agreement includes various covenants, limitations and events of default similar to the Notes issued in 2004. The initial issuance of notes under the Master Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.66% per year. On February 1, 2008, $25.0 million in Series D Senior Notes due January 15, 2015, with a fixed interest rate of 5.37% per year, were issued. On September 15, 2011, and pursuant to a Confirmation of Acceptance, dated January 21, 2011 (the “Confirmation”), in connection with the Master Agreement, $100.0 million in Series E Senior Notes due September 15, 2018, with a fixed interest rate of 4.50% per year, were issued. The Series E Senior Notes were issued for the sole purpose of retiring the Series A Senior Notes. As of December 31, 2013 and December 31, 2012, there was an outstanding debt balance of $150.0 million attributable to notes issued under the provisions of the Master Agreement. The Master Agreement expired on September 30, 2012 and was not extended.

On October 12, 2012, we entered into a Master Note Facility Agreement (the “New Master Agreement”) with another national insurance company (the “New Purchaser”). The New Purchaser also purchased Notes issued by us in 2004. The New Master Agreement provides for a $125.0 million private uncommitted “shelf” facility for the issuance of unsecured senior notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten years, as the parties may determine. The New Master Agreement includes various covenants, limitations and events of default similar to the Master Agreement. At December 31, 2013 and December 31, 2012, there were no borrowings against this facility.

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

The maturity date for the JPM Bridge Facility was February 3, 2012, at which time all outstanding principal and unpaid interest would have been due. On January 26, 2012, we entered into a term loan agreement (the “JPM Agreement”) with JPMorgan that provided for a $100.0 million term loan (the “JPM Term Loan”). The JPM Term Loan was fully funded on January 26, 2012, and provided the financing to fully repay (1) the JPM Bridge Facility and (2) the SunTrust Revolver. As a result of the January 26, 2012 financing and repayments, the JPM Bridge Facility was terminated and the SunTrust Revolver’s amount outstanding was reduced to zero. At December 31, 2013 and December 31, 2012, there were no borrowings against the SunTrust Revolver.

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

The maturity date for the Wells Fargo Revolver is December 31, 2016, at which time all outstanding principal and unpaid interest will be due. The Wells Fargo Revolver may be increased by up to $50.0 million (bringing the total available to $100.0 million). The calculation of interest and fees for the Wells Fargo Agreement is generally based on our funded debt-to-EBITDA ratio. Interest is charged at a rate equal to 1.00% to 1.40% above LIBOR or 1.00% below the Base Rate, each as more fully described in the Wells Fargo Agreement. Fees include an up-front fee, an availability fee of 0.175% to 0.25%, and a letter of credit margin fee of 1.00% to 1.40%. The obligations under the Wells Fargo Revolver are unsecured and the Wells Fargo Agreement includes various covenants, limitations and events of default that are customary for similar facilities for similar borrowers. The Wells Fargo Revolver was drawn down in the amount of $30.0 million on July 1, 2013. There were no borrowings against the Wells Fargo Revolver as of December 31, 2013.

The maturity date for the Bank of America Term Loan is December 31, 2016, at which time all outstanding principal and unpaid interest will be due. The calculation of interest for the Bank of America Agreement is generally based on our fixed charge coverage ratio. Interest is charged at a rate equal to the Alternative Base Rate or 1.00% to 1.40% above the Adjusted LIBOR Rate, each as more fully described in the Bank of America Agreement. Fees include an up-front fee. Initially, until Bank of America received our September 30, 2013 quarter end financial statements, the applicable margin for Adjusted LIBOR Rate advances was 1.50%. The obligations under the Bank of America Term Loan are unsecured and the Bank of America Agreement includes various covenants, limitations and events of default that are customary for similar facilities for similar borrowers. The Bank of America Term Loan was funded in the amount of $30.0 million on July 1, 2013. As of December 31, 2013 there was an outstanding balance of $30.0 million.

The 30-day LIBOR and Adjusted LIBOR Rate as of December 31, 2013 were 0.16% and 0.19%, respectively.

The Notes, the Master Agreement, the SunTrust Agreement, the JPM Agreement and the Bank of America Agreement require that we maintain certain financial ratios and comply with certain other covenants. We were in compliance with all such covenants as of December 31, 2013 and December 31, 2012.

Neither we nor our subsidiaries has ever incurred off-balance sheet obligations through the use of, or investment in, off-balance sheet derivative financial instruments or structured finance or special purpose entities organized as corporations, partnerships or limited liability companies or trusts.

We believe that our existing cash, cash equivalents, short-term investment portfolio and funds generated from operations, together with the SunTrust Revolver, the New Master Agreement, and the Wells Fargo Revolver will be sufficient to satisfy our normal liquidity needs through at least the end of 2014. These liquidity needs include the total net consideration of $602.5 million to be paid for the ownership interests of Wright (in addition, contingent consideration of up to $37.5 million may be payable if Wright completes certain agreed-upon acquisitions prior to closing). We currently anticipate financing this transaction with a combination of cash and proceeds from one or more existing or new credit facilities. We may seek to raise additional capital through either the private or public debt markets to increase our cash and debt capacity. Additionally, we believe that funds generated from future operations will be sufficient to satisfy our normal liquidity needs, including the required annual principal payments on our long-term debt.

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

Our invested assets are held as cash and cash equivalents, restricted cash and investments, available-for-sale equity securities, equity securities and certificates of deposit. These investments are subject to interest rate risk and equity price risk. The fair values of our cash and cash equivalents, restricted cash and investments, and certificates of deposit at December 31, 2013 and 2012 approximated their respective carrying values due to their short-term duration and, therefore, such market risk is not considered to be material.

We do not actively invest or trade in equity securities. In addition, we generally dispose of equity securities received in conjunction with an acquisition shortly after the acquisition date.

ITEM 8.	Financial Statements and Supplementary Data.

BROWN & BROWN, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in thousands, except per share data)	2013	2012	2011
REVENUES
Commissions and fees	$1,355,503	$1,189,081	$1,005,962
Investment income	638	797	1,267
Other income, net	7,138	10,154	6,313

Total revenues	1,363,279	1,200,032	1,013,542

EXPENSES
Employee compensation and benefits	683,000	608,506	508,675
Non-cash stock-based compensation	22,603	15,865	11,194
Other operating expenses	195,677	174,389	144,079
Amortization	67,932	63,573	54,755
Depreciation	17,485	15,373	12,392
Interest	16,440	16,097	14,132
Change in estimated acquisition earn-out payables	2,533	1,418	(2,206)

Total expenses	1,005,670	895,221	743,021

Income before income taxes	357,609	304,811	270,521
Income taxes	140,497	120,766	106,526

Net income	$217,112	$184,045	$163,995

Net income per share:
Basic	$1.50	$1.28	$1.15

Diluted	$1.48	$1.26	$1.13

Weighted average number of shares outstanding:
Basic	141,033	139,364	138,582

Diluted	142,624	142,010	140,264

Dividends declared per share	$0.3700	$0.3450	$0.3250

See accompanying notes to consolidated financial statements.

BROWN & BROWN, INC.

CONSOLIDATED BALANCE SHEETS

	At December 31,
(in thousands, except per share data)	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$202,952	$219,821
Restricted cash and investments	250,009	164,564
Short-term investments	10,624	8,183
Premiums, commissions and fees receivable	395,915	302,725
Deferred income taxes	29,276	24,408
Other current assets	39,260	39,811

Total current assets	928,036	759,512
Fixed assets, net	74,733	74,337
Goodwill	2,006,173	1,711,514
Amortizable intangible assets, net	618,888	566,538
Other assets	21,678	16,157

Total assets	$3,649,508	$3,128,058

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Premiums payable to insurance companies	$534,360	$406,704
Premium deposits and credits due customers	80,959	32,867
Accounts payable	34,158	48,524
Accrued expenses and other liabilities	157,400	79,593
Current portion of long-term debt	100,000	93

Total current liabilities	906,877	567,781
Long-term debt	380,000	450,000
Deferred income taxes, net	291,704	237,630
Other liabilities	63,786	65,314
Commitments and contingencies (Note 13)
Shareholders’ Equity:
Common stock, par value $0.10 per share; authorized 280,000 shares; issued and outstanding 145,419 at 2013 and 143,878 at 2012	14,542	14,388
Additional paid-in capital	371,960	335,872
Retained earnings	1,620,639	1,457,073

Total shareholders’ equity	2,007,141	1,807,333

Total liabilities and shareholders’ equity	$3,649,508	$3,128,058

See accompanying notes to consolidated financial statements.

BROWN & BROWN, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional		Accumulated Other
(in thousands, except per share data)	Shares Outstanding	Par Value	Paid-In Capital	Retained Earnings	Comprehensive Income	Total
Balance at January 1, 2011	142,795	$14,279	$286,997	$1,205,061	$7	$1,506,344

Net income				163,995		163,995
Common stock issued for employee stock benefit plans	545	55	18,859			18,914
Income tax benefit from exercise of stock benefit plans			916			916
Common stock issued to directors	12	1	287			288
Cash dividends paid ($0.3250 per share)				(46,494)		(46,494)

Balance at December 31, 2011	143,352	14,335	307,059	1,322,562	7	1,643,963

Net income and comprehensive income				184,045		184,045
Net unrealized holding gain on available-for-sale securities					(7)	(7)
Common stock issued for employee stock benefit plans	501	50	19,549			19,599
Income tax benefit from exercise of stock benefit plans			8,659			8,659
Common stock issued to directors	25	3	605			608
Cash dividends paid ($0.3450 per share)				(49,534)		(49,534)

Balance at December 31, 2012	143,878	14,388	335,872	1,457,073	—	1,807,333

Net income				217,112		217,112
Common stock issued for employee stock benefit plans	1,541	154	33,730			33,884
Income tax benefit from exercise of stock benefit plans			2,358			2,358
Cash dividends paid ($0.37 per share)				(53,546)		(53,546)

Balance at December 31, 2013	145,419	$14,542	$371,960	$1,620,639	$—	$2,007,141

See accompanying notes to consolidated financial statements.

BROWN & BROWN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2013	2012	2011
Cash flows from operating activities:
Net income	$217,112	$184,045	$163,995
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	67,932	63,573	54,755
Depreciation	17,485	15,373	12,392
Non-cash stock-based compensation	22,603	15,865	11,194
Change in estimated acquisition earn-out payables	2,533	1,418	(2,206)
Deferred income taxes	32,247	32,723	30,328
Income tax benefit from exercise of shares from the stock benefit plans	(2,358)	(8,659)	(916)
Net gain on sales of investments, fixed assets and customer accounts	(2,806)	(4,105)	(1,890)
Payments on acquisition earn-outs in excess of original estimated payables	(2,788)	(4,086)	(1,369)
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Restricted cash and investments (increase)	(85,445)	(34,029)	(6,941)
Premiums, commissions and fees receivable (increase)	(40,729)	(11,312)	(20,570)
Other assets (increase) decrease	(2,583)	2,145	(7,322)
Premiums payable to insurance companies increase (decrease)	61,624	(4,651)	9,447
Premium deposits and credits due customers increase	41,049	2,506	1,277
Accounts payable increase (decrease)	5,180	36,505	(2,807)
Accrued expenses and other liabilities increase (decrease)	70,872	(43,059)	3,975
Other liabilities (decrease)	(12,554)	(23,937)	(5,811)

Net cash provided by operating activities	389,374	220,315	237,531
Cash flows from investing activities:
Additions to fixed assets	(16,366)	(24,028)	(13,608)
Payments for businesses acquired, net of cash acquired	(367,712)	(425,054)	(166,055)
Proceeds from sales of fixed assets and customer accounts	5,886	14,095	3,686
Purchases of investments	(18,102)	(11,167)	(12,698)
Proceeds from sales of investments	15,662	10,654	12,950

Net cash used in investing activities	(380,632)	(435,500)	(175,725)
Cash flows from financing activities:
Payments on acquisition earn-outs	(15,491)	(13,539)	(8,843)
Proceeds from long-term debt	30,000	200,000	100,000
Payments on long-term debt	(93)	(1,227)	(102,072)
Borrowings on revolving credit facilities	31,863	100,000	—
Payments on revolving credit facilities	(31,863)	(100,000)	—
Income tax benefit from exercise of shares from the stock benefit plans	2,358	8,659	916
Issuances of common stock for employee stock benefit plans	12,445	13,305	8,667
Repurchase of stock benefit plan shares for employee to fund tax withholdings	(1,284)	(8,963)	(659)
Cash dividends paid	(53,546)	(49,534)	(46,494)

Net cash (used in) provided by financing activities	(25,611)	148,701	(48,485)

Net (decrease) increase in cash and cash equivalents	(16,869)	(66,484)	13,321
Cash and cash equivalents at beginning of year	219,821	286,305	272,984

Cash and cash equivalents at end of year	$202,952	$219,821	$286,305

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

Revenue Recognition

Commission revenues are recognized as of the effective date of the insurance policy or the date on which the policy premium is billed to the customer, whichever is later. Commission revenues related to installment billings at the Company’s subsidiary, Arrowhead General Insurance Agency, Inc. (“Arrowhead”), are recorded on the later of the effective date of the policy or the first installment billing. At those dates, the earnings process has been completed, and Brown & Brown can reliably estimate the impact of policy cancellations for refunds and establish reserves accordingly. The reserve for policy cancellations is based upon historical cancellation experience adjusted for known circumstances. The policy cancellation reserve was $8,010,000 and $7,174,000 at December 31, 2013 and 2012, respectively, and it is periodically evaluated and adjusted as necessary. Subsequent commission adjustments are recognized upon receipt of notification from the insurance companies. Commission revenues are reported net of commissions paid to sub-brokers or co-brokers. Profit-sharing contingent commissions from insurance companies are recognized when determinable, which is when such commissions, or official notification of the amount of such commissions is received. Fee income is recognized as services are rendered.

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

Investments

Certificates of deposit and other securities having maturities of more than three months when purchased are reported at cost and are adjusted for other-than-temporary market value declines.

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

Goodwill and Amortizable Intangible Assets

The excess of the purchase price of an acquisition over the fair value of the identifiable tangible and amortizable intangible assets is assigned to goodwill. While goodwill is not amortizable, it is subject to assessment at least annually, and more frequently in the presence of certain circumstances, for impairment by application of a fair value-based test. The Company compares the fair value of each reporting unit with its carrying amount to determine if there is potential impairment of goodwill. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. Fair value is estimated based on multiples of earnings before interest, income taxes, depreciation, amortization and change in estimated acquisition earn-out payables (“EBITDAC”), or on a discounted cash flow basis. Brown & Brown completed its most recent annual assessment as of November 30, 2013 and determined that the fair value of goodwill exceeded the carrying value of such assets. In addition, as of December 31, 2013, there are no accumulated impairment losses.

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

The carrying value of amortizable intangible assets attributable to each business or asset group comprising Brown & Brown is periodically reviewed by management to determine if there are events or changes in circumstances that would indicate that its carrying amount may not be recoverable. Accordingly, if there are any such changes in circumstances during the year, Brown & Brown assesses the carrying value of its amortizable intangible assets by considering the estimated future undiscounted cash flows generated by the corresponding business or asset group. Any impairment identified through this assessment may require that the carrying value of related amortizable intangible assets be adjusted; however, no impairments were recorded for the years ended December 31, 2013, 2012 and 2011.

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

(in thousands, except per share data)	2013	2012	2011
Net income	$217,112	$184,045	$163,995
Net income attributable to unvested awarded performance stock	(5,446)	(5,313)	(5,099)

Net income attributable to common shares	$211,666	$178,732	$158,896

Weighted average basic number of common shares outstanding	144,662	143,507	143,029
Less unvested awarded performance stock included in weighted average basic share outstanding	(3,629)	(4,143)	(4,447)

Weighted average number of common shares outstanding for basic earnings per common share	141,033	139,364	138,582
Dilutive effect of stock options	1,591	2,646	1,682

Weighted average number of shares outstanding	142,624	142,010	140,264

Net income per share:
Basic	$1.50	$1.28	$1.15

Diluted	$1.48	$1.26	$1.13

Fair Value of Financial Instruments

The carrying amounts of Brown & Brown’s financial assets and liabilities, including cash and cash equivalents, restricted cash and investments, investments, premiums, commissions and fees receivable, premiums payable to insurance companies, premium deposits and credits due customers and accounts payable, at December 31, 2013 and 2012, approximate fair value because of the short-term maturity of these instruments. The carrying amount of Brown & Brown’s long-term debt approximates fair value at December 31, 2013 and 2012 because the related coupon rate approximates the current market rate.

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

NOTE 2 Business Combinations

Acquisitions in 2013

During 2013, Brown & Brown acquired the assets and assumed certain liabilities of ten insurance intermediaries, all of the stock of one insurance intermediary and a book of business (customer accounts). The aggregate purchase price of these acquisitions was $519,794,000, including $408,072,000 of cash payments, the issuance of $552,000 in other payables, the assumption of $106,079,000 of liabilities and $5,091,000 of recorded earn-out payables. All of these acquisitions were acquired primarily to expand Brown & Brown’s core businesses and to attract high-quality personnel. Acquisition purchase prices are typically based on a multiple of average annual operating profit earned over a one—to three-year period within a minimum and maximum price range. The recorded purchase price for all acquisitions consummated after January 1, 2009 included an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations will be recorded in the consolidated statement of income when incurred.

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

For 2013, several adjustments were made within the permitted measurement period that resulted in a reduction to the aggregate purchase price of the applicable acquisition of $504,000, including $18,000 of cash payments, an increase of $117,000 in other payables, the assumption of $82,000 of liabilities and the reduction of $721,000 in recorded earn-out payables.

The following table summarizes the aggregate purchase price allocation made as of the date of each acquisition for current year acquisitions and adjustment made during the measurement period for prior year acquisitions:

(in thousands)
Name	Business Segment	2013 Date of Acquisition	Cash Paid	Other Payable	Recorded Earn-out Payable	Net Assets Acquired	Maximum Potential Earn-out Payable
The Rollins Agency, Inc.	Retail	June 1	$13,792	$50	$2,321	$16,163	$4,300
Beecher Carlson Holdings, Inc.	Retail; National Programs	July 1	364,256	—	—	364,256	—
ICA, Inc.	Services	December 31	19,770	—	727	20,497	5,000
Other	Various	Various	10,254	502	2,043	12,799	7,468

Total			$408,072	$552	$5,091	$413,715	$16,768

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition:

(in thousands)	Rollins	Beecher	ICA	Other	Total
Cash	$—	$40,360	$—	$—	$40,360
Other current assets	393	57,632	—	1,573	59,598
Fixed assets	30	1,786	75	24	1,915
Goodwill	12,697	265,174	12,377	5,696	295,944
Purchased customer accounts	3,878	101,565	7,917	5,623	118,983
Non-compete agreements	31	2,758	21	76	2,886
Other assets	—	—	107	1	108

Total assets acquired	17,029	469,275	20,497	12,993	519,794
Other current liabilities	(866)	(80,090)	—	(194)	(81,150)
Deferred income taxes, net	—	(22,764)	—	—	(22,764)
Other liabilities	—	(2,165)	—	—	(2,165)

Total liabilities assumed	(866)	(105,019)	—	(194)	(106,079)

Net assets acquired	$16,163	$364,256	$20,497	$12,799	$413,715

The weighted average useful lives for the acquired amortizable intangible assets are as follows: purchased customer accounts, 15.0 years; and non-compete agreements, 5.0 years.

Goodwill of $295,944,000 was allocated to the Retail, National Programs, Wholesale Brokerage and Services Divisions in the amounts of $257,196,000, $27,091,000, ($812,000) and $12,469,000, respectively. Of the total goodwill of $295,944,000, $41,663,000 is currently deductible for income tax purposes and $249,190,000 is non-deductible. The remaining $5,091,000 relates to the recorded earn-out payables and will not be deductible until it is earned and paid.

The results of operations for the acquisitions completed during 2013 have been combined with those of the Company since their respective acquisition dates. The total revenues and income before income taxes from the acquisitions completed through December 31, 2013, included in the Condensed Consolidated Statement of Income for the twelve months ended December 31, 2013, were $63,797,000 and $872,000, respectively. If the acquisitions had occurred as of the beginning of the period, the Company’s results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

(UNAUDITED)	For the Year Ended December 31,
(in thousands, except per share data)	2013	2012
Total revenues	$1,439,918	$1,329,262
Income before income taxes	$373,175	$329,291
Net income	$226,562	$198,826
Net income per share:
Basic	$1.57	$1.39
Diluted	$1.55	$1.36
Weighted average number of shares outstanding:
Basic	141,033	139,634
Diluted	142,624	142,010

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

The acquisitions made in 2012 have been accounted for as business combinations and are as follows:

(in thousands)
Name	Business Segment	2012 Date of Acquisition	Cash Paid	Note Payable	Other Payable	Recorded Earn-out Payable	Net Assets Acquired	Maximum Potential Earn-out Payable
Arrowhead General Insurance Agency Superholding Corporation	National Programs; Services	January 9	$396,952	$—	$22,061	$3,290	$422,303	$5,000
Insurcorp & GGM Investments LLC (d/b/a Maalouf Benefit Resources)	Retail	May 1	15,500	—	900	4,944	21,344	17,000
Richard W. Endlar Insurance Agency, Inc.	Retail	May 1	10,825	—	—	2,598	13,423	5,500
Texas Security General Insurance Agency, Inc.	Wholesale Brokerage	September 1	14,506	—	2,182	2,124	18,812	7,200
Behnke & Associates, Inc.	Retail	December 1	9,213	—	—	1,126	10,339	3,321
Rowlands & Barranca Agency, Inc.	Retail	December 1	8,745	—	—	2,401	11,146	4,000
Other	Various	Various	28,192	59	296	4,996	33,543	14,149

Total			$483,933	$59	$25,439	$21,479	$530,910	$56,170

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition:

(in thousands)	Arrowhead	Insurcorp	Endlar	Texas Security	Behnke	Rowlands	Other	Total
Cash	$61,786	$—	$—	$—	$—	$—	$—	$61,786
Other current assets	69,051	180	305	1,866	—	—	422	71,824
Fixed assets	4,629	25	25	45	25	30	158	4,937
Goodwill	321,128	14,745	8,044	10,845	6,430	8,363	21,085	390,640
Purchased customer accounts	99,675	6,490	5,230	6,229	3,843	3,367	13,112	137,946
Non-compete agreements	100	22	11	14	41	21	243	452
Other assets	1	—	—	—	—	—	—	1

Total assets acquired	556,370	21,462	13,615	18,999	10,339	11,781	35,020	667,586
Other current liabilities	(107,579)	(118)	(192)	(187)	—	(635)	(1,477)	(110,188)
Deferred income taxes, net	(26,488)	—	—	—	—	—	—	(26,488)

Total liabilities assumed	(134,067)	(118)	(192)	(187)	—	(635)	(1,477)	(136,676)

Net assets acquired	$422,303	$21,344	$13,423	$18,812	$10,339	$11,146	$33,543	$530,910

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

For acquisitions consummated prior to January 1, 2009, additional consideration paid to sellers as a result of purchase price earn-out provisions are recorded as adjustments to intangible assets when the contingencies are settled. The net additional consideration paid by the Company in 2013 as a result of these adjustments totaled $873,000, all of which was allocated to goodwill. Of the $873,000 net additional consideration paid, $873,000 was issued in other payables. The net additional consideration paid by the Company in 2012 as a result of these adjustments totaled $2,907,000, all of which was allocated to goodwill. Of the $2,907,000 net additional consideration paid, $2,907,000 was paid in cash.

As of December 31, 2013, the maximum future contingency payments related to all acquisitions totaled $130,584,000, all of which relates to acquisitions consummated subsequent to January 1, 2009.

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

As of December 31, 2013, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3). The resulting additions, payments, and net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the years ended December 31, were as follows:

	For the Year Ended December 31,
(in thousands)	2013	2012	2011
Balance as of the beginning of the period	$52,987	$47,715	$29,608
Additions to estimated acquisition earn-out payables	5,816	21,479	30,525
Payments for estimated acquisition earn-out payables	(18,278)	(17,625)	(10,212)

Subtotal	40,525	51,569	49,921

Net change in earnings from estimated acquisition earn-out payables:

Change in fair value on estimated acquisition earn-out payables	570	(1,051)	(4,043)
Interest expense accretion	1,963	2,469	1,837

Net change in earnings from estimated acquisition earn-out payables	2,533	1,418	(2,206)

Balance as of December 31	$43,058	$52,987	$47,715

Of the $43,058,000 estimated acquisition earn-out payables as of December 31, 2013, $6,312,000 was recorded as accounts payable and $36,746,000 was recorded as other non-current liabilities. Of the $52,987,000 in estimated acquisition earn-out payables as of December 31, 2012, $10,164,000 was recorded as accounts payable and $42,823,000 was recorded as other non-current liabilities.

NOTE 3 Goodwill

The changes in the carrying value of goodwill by reportable segment for the years ended December 31, are as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Service	Total
Balance as of January 1, 2012	$823,573	$149,802	$273,783	$76,311	$1,323,469
Goodwill of acquired businesses	58,148	289,378	14,271	31,750	393,547
Goodwill disposed of relating to sales of businesses	(5,502)	—	—	—	(5,502)

Balance as of December 31, 2012	876,219	439,180	288,054	108,061	1,711,514
Goodwill of acquired businesses	257,196	27,964	(812)	12,469	296,817
Goodwill disposed of relating to sales of businesses	(2,158)	—	—	—	(2,158)

Balance as of December 31, 2013	$1,131,257	$467,144	$287,242	$120,530	$2,006,173

NOTE 4 Amortizable Intangible Assets

Amortizable intangible assets at December 31 consisted of the following:

	2013				2012
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (years)
Purchased customer accounts	$1,120,719	$(505,137)	$615,582	14.9	$1,005,031	$(439,623)	$565,408	14.9
Non-compete agreements	28,115	(24,809)	3,306	7.0	25,320	(24,190)	1,130	7.2

Total	$1,148,834	$(529,946)	$618,888		$1,030,351	$(463,813)	$566,538

Amortization expense recorded for amortizable intangible assets for the years ended December 31, 2013, 2012 and 2011 was $67,932,000, $63,573,000 and $54,755,000, respectively.

Amortization expense for amortizable intangible assets for the years ending December 31, 2014, 2015, 2016, 2017 and 2018 is estimated to be $71,306,000, $70,017,000, $65,479,000, $62,767,000, and $57,442,000, respectively.

NOTE 5 Investments

Investments at December 31 consisted of the following:

	2013 Carrying Value		2012 Carrying Value
(in thousands)	Current	Non- Current	Current	Non- Current
Certificates of deposit and other securities	$10,624	$16	$8,183	$16

The following table summarizes the proceeds and realized gains/(losses) on equity securities and certificates of deposit for the years ended December 31:

(in thousands)	Proceeds	Gross Realized Gains	Gross Realized Losses
2013	$15,662	$—	$—
2012	$10,654	$13	$—
2011	$12,950	$124	$—

NOTE 6 Fixed Assets

Fixed assets at December 31 consisted of the following:

(in thousands)	2013	2012
Furniture, fixtures and equipment	$149,170	$141,844
Leasehold improvements	21,231	18,889
Land, buildings and improvements	3,815	3,902

Total cost	174,216	164,635
Less accumulated depreciation and amortization	(99,483)	(90,298)

Total	$74,733	$74,337

Depreciation and amortization expense for fixed assets amounted to $17,485,000 in 2013, $15,373,000 in 2012, and $12,392,000 in 2011.

NOTE 7 Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at December 31 consisted of the following:

(in thousands)	2013	2012
Accrued bonuses	$70,272	$12,668
Accrued compensation and benefits	35,145	19,943
Accrued rent and vendor expenses	19,235	16,972
Reserve for policy cancellations	8,010	7,174
Accrued interest	3,324	3,295
Other	21,414	19,541

Total	$157,400	$79,593

NOTE 8 Long-Term Debt

Long-term debt at December 31 consisted of the following:

(in thousands)	2013	2012
Unsecured senior notes	$480,000	$450,000
Acquisition notes payable	—	93
Revolving credit facility	—	—

Total debt	480,000	450,093
Less current portion	(100,000)	(93)

Long-term debt	$380,000	$450,000

In July 2004, the Company completed a private placement of $200.0 million of unsecured senior notes (the “Notes”). The $200.0 million was divided into two series: (1) Series A, which closed on September 15, 2004, for $100.0 million due in 2011 and bore interest at 5.57% per year; and (2) Series B, which closed on July 15, 2004, for $100.0 million due in 2014 and bearing interest at 6.08% per year. The Company has used the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. On September 15, 2011, the $100.0 million of Series A Notes were redeemed on their normal maturity date. As of December 31, 2013 and December 31, 2012, there was an outstanding balance on the Notes of $100.0 million.

On December 22, 2006, the Company entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). On September 30, 2009, the Company and the Purchaser amended the Master Agreement to extend the term of the agreement until August 20, 2012. The Purchaser also purchased Notes issued by the Company in 2004. The Master Agreement provides for a $200.0 million private uncommitted “shelf” facility for the issuance of senior unsecured notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten years, as the parties may determine. The Master Agreement includes various covenants, limitations and events of default similar to the Notes issued in 2004. The initial issuance of notes under the Master Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.66% per year. On February 1, 2008, $25.0 million in Series D Senior Notes due January 15, 2015, with a fixed interest rate of 5.37% per year, were issued. On

September 15, 2011, and pursuant to a Confirmation of Acceptance, dated January 21, 2011 (the “Confirmation”), in connection with the Master Agreement, $100.0 million in Series E Senior Notes due September 15, 2018, with a fixed interest rate of 4.50% per year, were issued. The Series E Senior Notes were issued for the sole purpose of retiring the Series A Senior Notes. As of December 31, 2013 and December 31, 2012, there was an outstanding debt balance of $150.0 million attributable to notes issued under the provisions of the Master Agreement. The Master Agreement expired on September 30, 2012 and was not extended.

On October 12, 2012, the Company entered into a Master Note Facility Agreement (the “New Master Agreement”) with another national insurance company (the “New Purchaser”). The New Purchaser also purchased Notes issued by us in 2004. The New Master Agreement provides for a $125.0 million private uncommitted “shelf” facility for the issuance of unsecured senior notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten years, as the parties may determine. The New Master Agreement includes various covenants, limitations and events of default similar to the Master Agreement. At December 31, 2013 and December 31, 2012, there were no borrowings against this facility.

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

The maturity date for the JPM Bridge Facility was February 3, 2012, at which time all outstanding principal and unpaid interest would have been due. On January 26, 2012, the Company entered into a term loan agreement (the “JPM Agreement”) with JPMorgan that provided for a $100.0 million term loan (the “JPM Term Loan”). The JPM Term Loan was fully funded on January 26, 2012, and provided the financing to fully repay (1) the JPM Bridge Facility and (2) the SunTrust Revolver. As a result of the January 26, 2012 financing and repayments, the JPM Bridge Facility was terminated and the SunTrust Revolver’s amount outstanding was reduced to zero. At December 31, 2013 and December 31, 2012, there were no borrowings against the SunTrust Revolver.

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

On July 1, 2013, in conjunction with the acquisition of Beecher Carlson Holdings, Inc., the Company entered into: (1) a revolving loan agreement (the “Wells Fargo Agreement”) with Wells Fargo Bank, N.A. that provides for a $50.0 million revolving line of credit (the “Wells Fargo Revolver”) and (2) a term loan agreement (the “Bank of America Agreement”) with Bank of America, N.A. (“Bank of America”) that provides for a $30.0 million term loan (the “Bank of America Term Loan”).

The maturity date for the Wells Fargo Revolver is December 31, 2016, at which time all outstanding principal and unpaid interest will be due. The Wells Fargo Revolver may be increased by up to $50.0 million (bringing the total available to $100.0 million). The calculation of interest and fees for the Wells Fargo Agreement is generally based on our funded debt-to-EBITDA ratio. Interest is charged at a rate equal to 1.00% to 1.40% above LIBOR or 1.00% below the Base Rate, each as more fully described in the

Wells Fargo Agreement. Fees include an up-front fee, an availability fee of 0.175% to 0.25%, and a letter of credit margin fee of 1.00% to 1.40%. The obligations under the Wells Fargo Revolver are unsecured and the Wells Fargo Agreement includes various covenants, limitations and events of default that are customary for similar facilities for similar borrowers. The Wells Fargo Revolver was drawn down in the amount of $30.0 million on July 1, 2013. There were no borrowings against the Wells Fargo Revolver as of December 31, 2013.

The maturity date for the Bank of America Term Loan is December 31, 2016, at which time all outstanding principal and unpaid interest will be due. The calculation of interest for the Bank of America Agreement is generally based on our fixed charge coverage ratio. Interest is charged at a rate equal to the Alternative Base Rate or 1.00% to 1.40% above the Adjusted LIBOR Rate, each as more fully described in the Bank of America Agreement. Fees include an up-front fee. Initially, until Bank of America received our September 30, 2013 quarter end financial statements, the applicable margin for Adjusted LIBOR Rate advances was 1.50%. The obligations under the Bank of America Term Loan are unsecured and the Bank of America Agreement includes various covenants, limitations and events of default that are customary for similar facilities for similar borrowers. The Bank of America Term Loan was funded in the amount of $30.0 million on July 1, 2013. As of December 31, 2013 there was an outstanding balance of $30.0 million.

The 30-day LIBOR and Adjusted LIBOR Rate as of December 31, 2013 were 0.16% and 0.19%, respectively.

The Notes, the Master Agreement, the SunTrust Agreement and the JPM Agreement require the Company to maintain certain financial ratios and comply with certain other covenants. The Company was in compliance with all such covenants as of December 31, 2013 and 2012.

Acquisition notes payable represent debt incurred to former owners of certain insurance operations acquired by Brown & Brown. These notes and future contingent payments were payable in monthly, quarterly and annual installments through July 2013.

Interest paid in 2013, 2012 and 2011 was $16,501,000, $16,090,000 and $15,571,000, respectively.

At December 31, 2013, maturities of long-term debt were $100,000,000 in 2014, $25,000,000 in 2015, $255,000,000 in 2016, $0 in 2017 and $100,000,000 in 2018.

NOTE 9 Income Taxes

Significant components of the provision for income taxes for the years ended December 31 are as follows:

(in thousands)	2013	2012	2011
Current:
Federal	$94,007	$75,522	$65,461
State	13,438	11,852	10,084
Foreign	805	669	638

Total current provision	108,250	88,043	76,183

Deferred:
Federal	28,469	27,348	27,212
State	3,723	5,375	3,131
Foreign	55	—	—

Total deferred provision	32,247	32,723	30,343

Total tax provision	$140,497	$120,766	$106,526

A reconciliation of the differences between the effective tax rate and the federal statutory tax rate for the years ended December 31 is as follows:

	2013	2012	2011
Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.5	4.3	3.5
Non-deductible employee stock purchase plan expense	0.3	0.3	0.3
Non-deductible meals and entertainment	0.3	0.3	0.3
Other, net	0.2	(0.3)	0.3

Effective tax rate	39.3%	39.6%	39.4%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the corresponding amounts used for income tax reporting purposes.

Significant components of Brown & Brown’s current deferred tax assets as of December 31 are as follows:

(in thousands)	2013	2012
Current deferred tax assets:
Deferred profit-sharing contingent commissions	$9,713	$9,490
Net operating loss carryforwards	8,408	5,786
Accruals and reserves	11,155	9,132

Total current deferred tax assets	$29,276	$24,408

Significant components of Brown & Brown’s non-current deferred tax liabilities and assets as of December 31 are as follows:

(in thousands)	2013	2012
Non-current deferred tax liabilities:
Fixed assets	$11,651	$12,427
Intangible assets	306,009	245,020

Total non-current deferred tax liabilities	317,660	257,447

Non-current deferred tax assets:
Deferred compensation	22,598	13,576
Net operating loss carryforwards	3,843	6,658
Valuation allowance for deferred tax assets	(485)	(417)

Total non-current deferred tax assets	25,956	19,817

Net non-current deferred tax liability	$291,704	$237,630

Income taxes paid in 2013, 2012 and 2011 were $110,191,000, $80,622,000, and $75,403,000, respectively.

At December 31, 2013, Brown & Brown had net operating loss carryforwards of $22,135,000 and $94,561,000 for federal and state income tax reporting purposes, respectively, portions of which expire in the years 2014 through 2033. The federal carryforward is derived from insurance operations acquired by Brown & Brown in 2001 and 2013. The majority of the federal net operating loss carryforward resulted from the 2013 stock acquisition of Beecher Carlson Holdings, Inc. The state carryforward amount is derived from the operating results of certain subsidiaries and from the 2012 and 2013 stock acquisitions of Arrowhead General Insurance Agency Superholding Corp and Beecher Carlson Holdings, Inc.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2013	2012	2011
Unrecognized tax benefits balance at January 1	$294	$806	$656
Gross increases for tax positions of prior years	232	222	257
Gross decreases for tax positions of prior years	—	(409)	—
Settlements	(135)	(325)	(107)

Unrecognized tax benefits balance at December 31	$391	$294	$806

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2013 and 2012, the Company had approximately $121,000 and $79,000 of accrued interest and penalties related to uncertain tax positions, respectively.

The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized was $391,000 as of December 31, 2013 and $294,000 as of December 31, 2012. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

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

The Company is subject to taxation in the United States and various state jurisdictions. The Company is also subject to taxation in the United Kingdom. In the United States, federal returns for fiscal years 2011 through 2013 remain open and subject to examination by the Internal Revenue Service. The Company files and remits state income taxes in various states where the Company has determined it is required to file state income taxes. The Company’s filings with those states remain open for audit for the fiscal years 2008 through 2013. In the United Kingdom, the Company’s filings remain open for audit for the fiscal years 2012 and 2013.

The Company’s wholly owned subsidiary, Arrowhead General Insurance Agency Superholding Corp, is currently undergoing an Internal Revenue Service review of its federal corporate income tax filings for the tax years ended December 31, 2010, December 31, 2011 and the short period ended January 9, 2012. The Company’s 2008 through 2011 State of Colorado tax returns are currently under audit. In addition the Company has been notified by the State of Oregon regarding audits of all Oregon state tax returns for the period 2009 through 2012. Additionally, the Company has been notified by the State of Michigan regarding a review and audit of state tax returns for the period 2009 through 2011.

NOTE 10 Employee Savings Plan

The Company has an Employee Savings Plan (401(k)) in which substantially all employees with more than 30 days of service are eligible to participate. Under this plan, Brown & Brown makes matching contributions, of up to 2.5% of each participant’s annual compensation. Further, the Plan authorizes the Company to make a discretionary profit-sharing contribution each year, which equaled 1.5% of each eligible employee’s compensation in each of the past three years. The Company’s contributions to the plan totaled $14,819,000 in 2013, $14,266,000 in 2012, and $11,866,000 in 2011.

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

At December 31, 2013, 5,549,882 shares had been granted under the PSP. As of December 31, 2013, 75,435 shares had not met the first condition for vesting, 2,295,852 shares had met the first condition of vesting and had been awarded, and 3,178,595 shares had satisfied both conditions of vesting and had been distributed to participants. Of the shares that have not vested as of December 31, 2013, the initial stock prices ranged from $4.25 to $25.68.

The Company uses a path-dependent lattice model to estimate the fair value of PSP grants on the grant date.

A summary of PSP activity for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Weighted- Average Grant Date Fair Value	Granted Shares	Awarded Shares	Shares Not Yet Awarded
Outstanding at January 1, 2011	$7.32	5,791,854	3,391,519	2,400,335

Granted	$—	—	—	—
Awarded	$9.56	—	447,154	(447,154)
Vested	$6.01	(106,490)	(106,490)	—
Forfeited	$9.48	(753,552)	(386,914)	(366,638)

Outstanding at December 31, 2011	$8.08	4,931,812	3,345,269	1,586,543

Granted	$—	—	—	—
Awarded	$8.09	—	7,743	(7,743)
Vested	$3.29	(877,224)	(877,224)	—
Forfeited	$13.06	(363,566)	(81,283)	(282,283)

Outstanding at December 31, 2012	$8.72	3,691,022	2,394,505	1,296,517

Granted	$—	—	—	—
Awarded	$10.25	—	122,021	(122,021)
Vested	$4.01	(119,364)	(119,364)	—
Forfeited	$8.73	(1,200,371)	(101,310)	(1,099,061)

Outstanding at December 31, 2013	$8.62	2,371,287	2,295,852	75,435

The total fair value of PSP grants that vested during each of the years ended December 31, 2013, 2012 and 2011 was $3,729,000, $23,034,000 and $2,384,000, respectively.

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

In 2010, 187,040 shares were granted under the SIP. This grant was conditioned upon the surrender of 187,040 shares previously granted under the PSP in 2009, which were accordingly treated as forfeited PSP shares. The vesting conditions of this grant were identical to those provided for in connection with the 2009 PSP grant; thus the target stock prices and the periods associated with satisfaction of the first and second conditions of vesting were unchanged. Additionally, grants totaling 5,205 shares were made in 2010 to Decus employees under the SIP sub-plan applicable to Decus.

In 2011, 2,375,892 shares were granted under the SIP. Of this total, 24,670 shares were granted to Decus employees under the SIP sub-plan applicable to Decus. As of December 31, 2012, 37,408 of the granted shares had satisfied the first condition of vesting and had been “awarded”, meaning that dividends are paid on awarded shares and participants may exercise voting privileges on such shares.

In 2012, 814,545 shares were granted under the SIP, primarily related to the Arrowhead acquisition. As of December 31, 2012, no shares had met the first condition for vesting.

In 2013, 3,719,974 shares were granted under the SIP. Of the shares granted in 2013, 891,399 shares will vest upon the grantees’ completion of between three and seven years of service with the Company, and because grantees have the right to vote the shares and receive dividends immediately after the date of grant these shares are considered awarded and outstanding under the two-class method. As of December 31, 2013, no shares had met the first condition for vesting.

Additionally, non-employee members of the Board of Directors received shares annually issued pursuant to the SIP as part of their annual compensation. A total of 36,919 SIP shares were issued to these directors in 2011 and 2012, of which 11,682 were issued in January 2011, 12,627 in January 2012, and 12,610 in December 2012. The shares issued in December 2012 were issued at that earlier time rather than in January 2013 pursuant to action of the Board of Directors. No additional shares were granted or issued to the non-employee members of the Board of Directors in 2013.

At December 31, 2013, 2,207,098 shares were available for future grants, of which 318,134 are reserved for grants with PSP-type vesting conditions.

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

A summary of SIP activity for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Weighted- Average Grant Date Fair Value	Granted Shares	Awarded Shares	Shares Not Yet Awarded
Outstanding at January 1, 2011	$12.62	192,245	38,449	153,796

Granted	$23.94	2,375,892	—	2,375,892
Awarded	$11.41	—	(1,041)	1,041
Vested	$—	—	—	—
Forfeited	$23.94	(90,080)	—	(90,080)

Outstanding at December 31, 2011	$23.06	2,478,057	37,408	2,440,649

Granted	$22.59	814,545	—	814,545
Awarded	$—	—	—	—
Vested	$—	—	—	—
Forfeited	$23.62	(135,291)	—	(135,291)

Outstanding at December 31, 2012	$22.91	3,157,311	37,408	3,119,903

Granted	$31.95	3,719,974	—	3,719,974
Awarded	$30.71	—	966,215	(966,215)
Vested	$—	—	—	—
Forfeited	$23.88	(271,184)	(7,906)	(263,278)

Outstanding at December 31, 2013	$27.96	6,606,101	995,717	5,610,384

Employee Stock Purchase Plan

The Company has a shareholder-approved Employee Stock Purchase Plan (“ESPP”) with a total of 12,000,000 authorized shares of which 1,246,838 were available for future subscriptions as of December 31, 2013. Employees of the Company who regularly work more than 20 hours per week are eligible to participate in the ESPP. Participants, through payroll deductions, may allot up to 10% of their compensation, to a maximum of $25,000, to purchase Company stock between August 1st of each year and the following July 31st (the “Subscription Period”) at a cost of 85% of the lower of the stock price as of the beginning or end of the Subscription Period.

The Company estimates the fair value of an ESPP share option as of the beginning of the Subscription Period as the sum of: (1) 15% of the quoted market price of the Company’s stock on the day prior to the beginning of the Subscription Period, and (2) 85% of the value of a one-year stock option on the Company stock using the Black-Scholes option-pricing model. The estimated fair value of an ESPP share option as of the Subscription Period beginning in August 2013 was $8.36. The fair values of an ESPP share option as of the Subscription Periods beginning in August 2012 and 2011, were $5.84 and $4.27, respectively.

For the ESPP plan years ended July 31, 2013, 2012 and 2011, the Company issued 487,672, 562,748 and 488,052 shares of common stock, respectively. These shares were issued at an aggregate purchase price of $10,456,000, or $21.44 per share, in 2013, $9,302,000, or $16.53 per share, in 2012, and $8,048,000, or $16.49 per share, in 2011.

For the five months ended December 31, 2013, 2012 and 2011 (portions of the 2013-2014, 2012-2013 and 2011-2012 plan years), 222,526, 246,164, and 230,481 shares of common stock (from authorized but unissued shares), respectively, were subscribed to by ESPP participants for proceeds of approximately $5,937,000, $5,278,000 and $3,810,000, respectively.

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

A summary of stock option activity for the years ended December 31, 2013, 2012 and 2011 is as follows:

Stock Options	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2011	1,875,170	$17.53	5.4	$17,147

Granted	—	$—
Exercised	(52,589)	$18.48
Forfeited	(438,044)	$17.28
Expired	—	$—

Outstanding at December 31, 2011	1,384,537	$17.58	4.4	$14,587

Granted	—	$—
Exercised	(645,745)	$16.64
Forfeited	—	$—
Expired	—	$—

Outstanding at December 31, 2012	738,792	$18.39	4.9	$8,891

Granted	—	$—
Exercised	(115,847)	$17.56
Forfeited	—	$—
Expired	—	$—

Outstanding at December 31, 2013	622,945	$18.55	4.1	$7,289

Ending vested and expected to vest at December 31, 2013	622,945	$18.55	4.1	$7,289
Exercisable at December 31, 2013	422,945	$18.48	4.2	$5,460
Exercisable at December 31, 2012	162,792	$17.82	4.0	$1,243
Exercisable at December 31, 2011	396,985	$18.16	5.4	$1,774

The following table summarizes information about stock options outstanding at December 31, 2013:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$22.06	12,000	1.0	$22.06	—	$22.06
$18.48	610,945	4.2	$18.48	422,945	$18.48

Totals	622,945	4.1	$18.55	422,945	$18.48

The total intrinsic value of options exercised, determined as of the date of exercise, during the years ended December 31, 2013, 2012 and 2011 was $1,558,000, $5,780,000 and $333,000, respectively. The total intrinsic value is calculated as the difference between the exercise price of all underlying awards and the quoted market price of the Company’s stock for all in-the-money stock options at December 31, 2013, 2012 and 2011, respectively.

There are no option shares available for future grant under the ISOP since this plan expired as of December 31, 2008.

Summary of Non-Cash Stock-Based Compensation Expense

The non-cash stock-based compensation expense for the years ended December 31 is as follows:

(in thousands)	2013	2012	2011
Stock Incentive Plan	$15,934	$9,288	$5,320
Employee Stock Purchase Plan	3,538	2,856	2,126
Performance Stock Plan	2,310	2,612	2,661
Incentive Stock Option Plan	821	1,109	1,087

Total	$22,603	$15,865	$11,194

Summary of Unrecognized Compensation Expense

As of December 31, 2013, there was approximately $133.9 million of unrecognized compensation expense related to all non-vested share-based compensation arrangements granted under the Company’s stock-based compensation plans. That expense is expected to be recognized over a weighted-average period of 6.9 years.

NOTE 12 Supplemental Disclosures of Cash Flow Information

Brown & Brown’s significant non-cash investing and financing activities for the years ended December 31 are summarized as follows:

(in thousands)	2013	2012	2011
Other payable issued for purchased customer accounts	$1,425	$25,439	$—
Notes payable issued or assumed for purchased customer accounts	$—	$59	$1,603
Estimated acquisition earn-out payables and related charges	$5,091	$21,479	$30,525
Notes received on the sale of fixed assets and customer accounts	$1,108	$967	$8,166

NOTE 13 Commitments and Contingencies

Operating Leases

Brown & Brown leases facilities and certain items of office equipment under non-cancelable operating lease arrangements expiring on various dates through 2042. The facility leases generally contain renewal options and escalation clauses based upon increases in the lessors’ operating expenses and other charges. Brown & Brown anticipates that most of these leases will be renewed or replaced upon expiration. At December 31, 2013, the aggregate future minimum lease payments under all non-cancelable lease agreements were as follows:

(in thousands)
2014	$34,972
2015	31,386
2016	27,830
2017	22,209
2018	16,015
Thereafter	42,074

Total minimum future lease payments	$174,486

Rental expense in 2013, 2012 and 2011 for operating leases totaled $42,992,000, $39,810,000, and $34,951,000, respectively.

Legal Proceedings

The Company records losses for claims in excess of the limits of, or outside the coverage of, applicable insurance at the time and to the extent they are probable and estimable. In accordance with ASC Topic 450—Contingencies, the Company accrues anticipated costs of settlement, damages, losses for liability claims and, under certain conditions, costs of defense, based on historical experience or to the extent specific losses are probable and estimable. Otherwise, the Company expenses these costs as incurred. If the best estimate of a probable loss is a range rather than a specific amount, the Company accrues the amount at the lower end of the range.

The Company’s accruals for legal matters that were probable and estimable were not material at December 31, 2013 and 2012. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could adversely impact the Company’s operating results, cash flows and overall liquidity. The Company maintains third-party insurance policies to provide coverage for certain legal claims, in an effort to mitigate its overall exposure to unanticipated claims or adverse decisions. However, as (i) one or more of the Company’s insurance carriers could take the position that portions of these claims are not covered by the Company’s insurance, (ii) to the extent that payments are made to resolve claims and lawsuits, applicable insurance policy limits are eroded and (iii) the claims and lawsuits relating to these matters are continuing to develop, it is possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by unfavorable resolutions of these matters. Based on the A. M. Best ratings of these third-party insurers, management does not believe there is a substantial risk of an insurer’s material nonperformance related to any current insured claims.

On the basis of current information, the availability of insurance and legal advice, in management’s opinion, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, would have a material adverse effect on its financial condition, operations and/or cash flows.

NOTE 14 Quarterly Operating Results (Unaudited)

Quarterly operating results for 2013 and 2012 were as follows:

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
Total revenues	$335,012	$325,792	$359,310	$343,165
Total expenses	$235,521	$239,571	$263,855	$266,723
Income before income taxes	$99,491	$86,221	$95,455	$76,442
Net income	$60,131	$52,007	$57,749	$47,225
Net income per share:
Basic	$0.42	$0.36	$0.40	$0.32
Diluted	$0.41	$0.36	$0.39	$0.32
2012
Total revenues	$302,486	$290,916	$303,800	$302,830
Total expenses	$219,696	$219,771	$222,151	$233,603
Income before income taxes	$82,790	$71,145	$81,649	$69,227
Net income	$49,433	$42,471	$49,504	$42,637
Net income per share:
Basic	$0.34	$0.30	$0.34	$0.30
Diluted	$0.34	$0.29	$0.34	$0.29

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

Brown & Brown conducts all of its operations within the United States of America, except for one wholesale brokerage operation based in London, England, and retail operations in Bermuda and the Cayman Islands. These operations earned $12.2 million, $9.7 million and $9.1 million of total revenues for the years ended December 31, 2013, 2012 and 2011, respectively. Long-lived assets held outside of the United States during each of these three years were not material.

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

	Year Ended December 31, 2013
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$728,324	$292,130	$209,907	$131,489	$1,429	$1,363,279
Investment income	$82	$19	$22	$1	$514	$638
Amortization	$38,052	$14,593	$11,550	$3,698	$39	$67,932
Depreciation	$5,847	$5,399	$2,794	$1,623	$1,822	$17,485
Interest expense	$34,407	$24,014	$2,565	$7,321	$(51,867)	$16,440
Income before income taxes	$166,316	$58,379	$53,822	$24,518	$54,574	$357,609
Total assets	$2,992,087	$1,335,911	$927,825	$277,652	$(1,883,967)	$3,649,508
Capital expenditures	$6,847	$4,743	$1,931	$1,811	$1,034	$16,366

	Year Ended December 31, 2012
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$644,429	$252,943	$183,565	$116,736	$2,359	$1,200,032
Investment income	$108	$20	$22	$1	$646	$797
Amortization	$34,639	$13,936	$11,280	$3,680	$38	$63,573
Depreciation	$5,181	$4,600	$2,718	$1,278	$1,596	$15,373
Interest expense	$26,641	$25,674	$3,974	$8,602	$(48,794)	$16,097
Income before income taxes	$145,214	$51,491	$43,355	$16,770	$47,981	$304,811
Total assets	$2,420,759	$1,183,191	$837,364	$238,430	$(1,551,686)	$3,128,058
Capital expenditures	$5,732	$9,633	$3,383	$2,519	$2,761	$24,028

	Year Ended December 31, 2011
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$607,199	$164,427	$174,158	$65,972	$1,786	$1,013,542
Investment income	$102	$—	$34	$128	$1,003	$1,267
Amortization	$33,373	$7,770	$11,032	$2,541	$39	$54,755
Depreciation	$5,046	$2,937	$2,594	$590	$1,225	$12,392
Interest expense	$27,688	$1,381	$7,495	$5,746	$(28,178)	$14,132
Income before income taxes	$137,807	$60,465	$36,511	$7,729	$28,009	$270,521
Total assets	$2,155,413	$680,251	$712,212	$166,060	$(1,106,925)	$2,607,011
Capital expenditures	$6,102	$1,968	$2,658	$689	$2,191	$13,608

NOTE 16 Subsequent Event

On January 15, 2014, Brown & Brown entered into a merger agreement (the “Agreement”) to acquire The Wright Insurance Group, LLC (“Wright”). Immediately upon the consummation of the merger, Wright’s equity interests will be converted into the rights to receive cash equal, collectively, to $602.5 million. This amount is composed of cash payments of $587.5 million for the Programs Business, $7.5 million for Wright National Flood Insurance Company (“WNFIC”) and $7.5 million for WNFIC statutory surplus. In addition, Wright’s equityholders may receive additional consideration of up to $37.5 million in cash in the event of the closing of certain acquisition transactions by Wright and its affiliates (or, after the closing of the acquisition of Wright, by the Company and its affiliates) prior to July 15, 2015.

Under the Agreement, the merger is subject to certain closing conditions including the receipt of required regulatory approvals for the transaction (including the approval of antitrust authorities necessary to complete the acquisition). If the merger is not closed by July 15, 2014 (which may potentially be extended to October 15, 2014 if the only then-outstanding conditions are obtaining regulatory approvals), either party may terminate the agreement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Brown & Brown, Inc.

Daytona Beach, Florida

We have audited the accompanying consolidated balance sheets of Brown & Brown, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brown & Brown, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants
Jacksonville, Florida
February 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Brown & Brown, Inc.

Daytona Beach, Florida

We have audited the internal control over financial reporting of Brown & Brown, Inc. and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Beecher Carlson Holdings, Inc. and ICA, Inc. (collectively the “2013 Excluded Acquisitions”), which were acquired during 2013 and whose financial statements constitute 2.6% and 10.8% of net and total assets, respectively, 3.4% of revenues, and 2.2% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2013. Accordingly, our audit did not include the internal control over financial reporting of the 2013 Excluded Acquisitions. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated February 28, 2014 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants
Jacksonville, Florida
February 28, 2014

Management’s Report on Internal Control Over Financial Reporting

The management of Brown & Brown, Inc. and its subsidiaries (“Brown & Brown”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including Brown & Brown’s principal executive officer and principal financial officer, Brown & Brown conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In conducting Brown & Brown’s evaluation of the effectiveness of its internal control over financial reporting, Brown & Brown has excluded the following acquisitions completed by Brown & Brown during 2013: Beecher Carlson Holdings, Inc. and ICA, Inc. (collectively the “2013 Excluded Acquisitions”), which were acquired during 2013 and whose financial statements constitute 2.6% and 10.8% of net and total assets, respectively, 3.4% of revenues, and 2.2% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2013. Refer to Note 2 to the Consolidated Financial Statements for further discussion of these acquisitions and their impact on Brown & Brown’s Consolidated Financial Statements.

Based on Brown & Brown’s evaluation under the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that internal control over financial reporting was effective as of December 31, 2013. Management’s internal control over financial reporting as of December 31, 2013 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Brown & Brown, Inc.

Daytona Beach, Florida

February 28, 2014

/s/ J. Powell Brown	/s/ Cory T. Walker
J. Powell Brown Chief Executive Officer	Cory T. Walker Chief Financial Officer

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no changes in or disagreements with accountants on accounting and financial disclosure in 2013.

ITEM 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of December 31, 2013. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

In conducting Brown & Brown’s evaluation of the effectiveness of its internal controls over financial reporting, Brown & Brown has excluded the following acquisitions completed by Brown & Brown during 2013: Beecher Carlson Holdings, Inc. and ICA, Inc. (collectively the “2013 Excluded Acquisitions”), which were acquired during 2013 and whose financial statements constitute 2.6% and 10.8% of net and total assets, respectively, 3.4% of revenues, and 2.2% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2013. Refer to Note 2 to the Consolidated Financial Statements for further discussion of these acquisitions and their impact on Brown & Brown’s Consolidated Financial Statements.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, those controls.

Management’s Report on Internal Control Over Financial Reporting

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. Management’s report on internal control over financial reporting as of December 31, 2013 is incorporated herein at Item 8. Deloitte & Touche LLP, an independent registered public accounting firm, issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2013, which is incorporated herein at Item 8.

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

The information required by this item regarding directors and executive officers is incorporated herein by reference to our definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Shareholders to be held in 2014 (the “2014 Proxy Statement”) under the headings “Management” and “Section 16(a) Beneficial Ownership Reporting.” We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, and controller. A copy of our Code of Ethics for our Chief Executive Officer and our Senior Financial Officers and a copy of our Code of Business Conduct and Ethics applicable to all employees are posted on our Internet website, at www.bbinsurance.com, and are also available upon written request directed to Corporate Secretary, Brown & Brown, Inc., 655 North Franklin St., Suite 1900, Tampa, Florida 33602, or by telephone request to (813) 222-4277. Any approved amendments to, or waiver of, any provision of the Code of Business Conduct and Ethics will be posted on our website at the above address.

ITEM 11.	Executive Compensation.

The information required by this item is incorporated herein by reference to the 2014 Proxy Statement under the heading “Executive Compensation.”

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the 2014 Proxy Statement under the heading “Security Ownership of Management and Certain Beneficial Owners.”

Information regarding equity compensation plans required by this item is included in Item 5 of Part II of this report and is incorporated into this item by reference.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the 2014 Proxy Statement under the heading “Management—Certain Relationships and Related Transactions.”

ITEM 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to the 2014 Proxy Statement under the heading “Fees Paid to Deloitte & Touche LLP.”

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Report:

1. (a) Financial statements

Reference is made to the information set forth in Part II, Item 8 of this Report, which information is incorporated by reference.

2. Consolidated Financial Statement Schedules.

All required Financial Statement Schedules are included in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

3. Exhibits

The following exhibits are filed as a part of this Report:

3.1	Articles of Amendment to Articles of Incorporation (adopted April 24, 2003) (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 2003), and Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 1999).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on March 2, 2012).

10.1(a)	Lease of the Registrant for office space at 220 South Ridgewood Avenue, Daytona Beach, Florida dated August 15, 1987 (incorporated by reference to Exhibit 10a(3) to Form 10-K for the year ended December 31,1993), as amended by Letter Agreement dated June 26, 1995; First Amendment to Lease dated August 2, 1999; Second Amendment to Lease dated December 11, 2001; Third Amendment to Lease dated August 8, 2002; Fourth Amendment to Lease dated October 26, 2004 (incorporated by reference to Exhibit 10.2(a) to Form 10-K for the year ended December 31, 2005); Fifth Amendment to Lease dated 2006 (incorporated by reference to Exhibit 10.1(a) to Form 10-K for the year ended December 31, 2010); Sixth Amendment to Lease dated August 17, 2009 (incorporated by reference to Exhibit 10.1(a) to Form 10-K for the year ended December 31, 2010); Seventh Amendment to Lease dated March 25, 2011 (incorporated by reference to Exhibit 10.1(a) to Form 10-K for the year ended December 31, 2012); Eighth Amendment to Lease dated April 16, 2012 (incorporated by reference to Exhibit 10.1(a) to Form 10-K for the year ended December 31, 2012); and Ninth Amendment to Lease dated December 5, 2012 (incorporated by reference to Exhibit 10.1(a) to Form 10-K for the year ended December 31, 2012).

10.1(b)	Lease Agreement for office space at 655 N. Franklin St., Suite 1900, Tampa, Florida, dated March 27, 2012 and effective August 17, 2012, between TWC Fifty-Eight, Ltd., as landlord and the Registrant, as tenant (incorporated by reference to Exhibit 10.1(b) to Form 10-K for the year ended December 31, 2012).

10.1(c)	Lease Agreement for office space at Riedman Tower, Rochester, New York, dated December 31, 2005, between Riedman Corporation, as landlord, and a subsidiary of the Registrant, as tenant (incorporated by reference to Exhibit 10.2(c) to Form 10-K for the year ended December 31, 2005), as amended by Amendment to Lease Agreement dated December 31, 2010 (incorporated by reference to Exhibit 10.1(c) to Form 10-K for the year ended December 31, 2010).

10.2	Indemnity Agreement dated January 1, 1979, among the Registrant, Whiting National Management, Inc., and Pennsylvania Manufacturers’ Association Insurance Company (incorporated by reference to Exhibit 10g to Registration Statement No. 33-58090 on Form S-4).

10.3	Agency Agreement dated January 1, 1979 among the Registrant, Whiting National Management, Inc., and Pennsylvania Manufacturers’ Association Insurance Company (incorporated by reference to Exhibit 10h to Registration Statement No.33-58090 on Form S-4).

10.4(a)	Employment Agreement, dated and effective as of July 1, 2009 between the Registrant and J. Hyatt Brown (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2009).

10.4(b)	Employment Agreement, dated as of October 8, 1996, between the Registrant and J. Powell Brown (incorporated by reference to Exhibit 10.4(c) to Form 10-K for the year ended December 31, 2007).

10.4(c)	Employment Agreement, dated as of August 1, 1994, between the Registrant and Cory T. Walker (incorporated by reference to Exhibit 10.4(f) to Form 10-K for the year ended December 31, 2009).

10.4(d)	Employment Agreement, dated as of November 7, 1997, between the Registrant and J. Scott Penny (incorporated by reference to Exhibit 10.4(e) to Form 10-K for the year ended December 31, 2011).

10.4(e)	Employment Agreement, dated as of January 12, 1998, between the Registrant and C. Roy Bridges, as amended by the amendment effective May 10, 2011 (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2011).

10.4(f)	Performance Cash Incentive Award Agreement between the Registrant and C. Roy Bridges dated May 10, 2011 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2011).

10.4(g)	Employment Agreement, dated as of October 27, 1997, between the Registrant and Charles H. Lydecker (incorporated by reference to Exhibit 10.4(g) to Form 10-K for the year ended December 31, 2012).

10.4(h)	Employment Agreement, dated as of June 1, 2009, between the Registrant and Anthony Strianese (incorporated by reference to Exhibit 10.4(h) to Form 10-K for the year ended December 31, 2012).

10.4(i)	Employment Agreement, dated as of January 9, 2012, between the Registrant and Chris L. Walker (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2013).

10.4(j)	Transition Agreement, dated as of November 7, 2013, between the Registrant and Cory T. Walker.

10.5	Registrant’s 2000 Incentive Stock Option Plan for Employees (incorporated by reference to Exhibit 4 to Registration Statement No. 333-43018 on Form S-8 filed on August 3, 2000).

10.6(a)	Registrant’s Stock Performance Plan (incorporated by reference to Exhibit 4 to Registration Statement No. 333-14925 on Form S-8 filed on October 28, 1996).

10.6(b)	Registrant’s Stock Performance Plan as amended, effective January 23, 2008 (incorporated by reference to Exhibit 10.6(b) to Form 10-K for the year ended December 31, 2007).

10.6(c)	Registrant’s Stock Performance Plan as amended, effective July 21, 2009 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2009).

10.7	Registrant’s 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2010).

10.8(a)	Form of Performance-Based Stock Grant Agreement under 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended December 31, 2010).

10.8(b)	Form of Performance-Triggered Stock Grant Agreement under 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 8, 2013).

10.9	Amended and Restated Revolving and Term Loan Credit Agreement dated as of January 9, 2012 by and between the Registrant and SunTrust Bank (incorporated by reference to Exhibit 10.17 to Form 10-K for the year ended December 31, 2011).

10.10	Promissory Note dated January 9, 2012, by and between Registrant and JPMorgan Chase Bank, N.A (incorporated by reference to Exhibit 10.18 to Form 10-K for the year ended December 31, 2011).

10.11	Letter Agreement dated January 9, 2012 by and between Registrant and JPMorgan Chase Bank, N.A (incorporated by reference to Exhibit 10.19 to Form 10-K for the year ended December 31, 2011).

10.12	Term Loan Agreement dated as of January 26, 2012 by and between the Registrant and JPMorgan Chase Bank, N.A (incorporated by reference to Exhibit 10.20 to Form 10-K for the year ended December 31, 2011).

10.13	Merger Agreement, dated December 15, 2011, among the Registrant, Pacific Merger Corp., a wholly-owned subsidiary of the Registrant, Arrowhead General Insurance Agency Superholding Corporation, and Spectrum Equity Investors V, L.P. (incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended December 31, 2011).

10.14	Merger Agreement, dated May 21, 2013, among Brown & Brown, Inc., Brown & Brown Merger Co., Beecher Carlson Holdings, Inc., and BC Sellers’ Representative LLC, solely in its capacity as the representative of Beecher’s shareholders (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2013).

21	Subsidiaries of the Registrant.

23	Consent of Deloitte & Touche LLP.

24	Powers of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROWN & BROWN, INC. Registrant

Date: February 28, 2014	By:	/s/ J. Powell Brown
J. Powell Brown
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ J. Powell Brown	Director; President and Chief Executive Officer (Principal Executive Officer)	February 28, 2014
J. Powell Brown

/s/ Cory T. Walker	Sr. Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2014
Cory T. Walker

*	Chairman of the Board	February 28, 2014
J. Hyatt Brown

*	Director	February 28, 2014
Samuel P. Bell, III

*	Director	February 28, 2014
Hugh M. Brown

*	Director	February 28, 2014
Bradley Currey, Jr.

*	Director	February 28, 2014
Theodore J. Hoepner

*	Director	February 28, 2014
James S. Hunt

*	Director	February 28, 2014
Toni Jennings

*	Director
Timothy R.M. Main		February 28, 2014

*	Director	February 28, 2014
H. Palmer Proctor, Jr.

*	Director	February 28, 2014
Wendell Reilly

*	Director	February 28, 2014
Chilton D. Varner

*By:	/s/ LAUREL L. GRAMMIG
Laurel L. Grammig Attorney-in-Fact