Form 10-Q
period 2014-03-31
BROWN & BROWN INC
filed 2014-05-12
CIK 79282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of the Registrant’s common stock, $.10 par value, outstanding as of May 5, 2014 was 144,974,572.

BROWN & BROWN, INC.

Disclosure Regarding Forward-Looking Statements

Brown & Brown, Inc., together with its subsidiaries (collectively, “we,” “Brown & Brown” or the “Company”), make “forward-looking statements” within the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995, as amended, throughout this report and in the documents we incorporate by reference into this report. You can identify these statements by forward-looking words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “plan” and “continue” or similar words. We have based these statements on our current expectations about future events. Although we believe the expectations expressed in the forward-looking statements included in this Form 10-Q and the reports, statements, information and announcements incorporated by reference into this report are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. Many of these factors have previously been identified in filings or statements made by us or on our behalf. Important factors which could cause our actual results to differ materially from the forward-looking statements in this report include the following items, in addition to those matters described in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

•	Projections of revenues, income, losses, cash flows, capital expenditures;

•	Future prospects;

•	Plans for future operations;

•	Expectations of the economic environment;

•	Material adverse changes in economic conditions in the markets we serve and in the general economy;

•	Future regulatory actions and conditions in the states in which we conduct our business;

•	Competition from others in the insurance agency, wholesale brokerage, insurance programs and service business;

•	The occurrence of adverse economic conditions, an adverse regulatory climate, or a disaster in California, Florida, Georgia, Indiana, Kansas, Massachusetts, Michigan, New Jersey, New York, North Carolina, Oregon, Pennsylvania, Texas, Virginia and Washington, because a significant portion of business written by Brown & Brown is for customers located in these states;

•	The integration of our operations with those of businesses or assets we have acquired, including our July 2013 acquisition of Beecher Carlson Holdings, Inc. (“Beecher Carlson”) and our pending acquisition of The Wright Insurance Group, LLC (“Wright”), and the failure to realize the expected benefits of such acquisitions and integrations;

•	Premium rates and exposure units set by insurance companies which have traditionally varied and are difficult to predict;

•	Our ability to forecast liquidity needs through at least the end of 2014;

•	Our ability to renew or replace expiring leases;

•	Outcome of legal proceedings and governmental investigations;

•	Policy cancellations which can be unpredictable;

•	Potential changes to the tax rate that would affect the value of deferred tax assets and liabilities;

•	The inherent uncertainty in making estimates, judgments, and assumptions in the preparation of financial statements in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”);

•	The performance of acquired businesses and its effect on estimated acquisition earn-out payable; and

•	Other risks and uncertainties as may be detailed from time to time in our public announcements and Securities and Exchange Commission (“SEC”) filings.

Assumptions as to any of the foregoing and all statements are not based on historical fact, but rather reflect our current expectations concerning future results and events. Forward-looking statements that we make or that are made by others on our behalf are based on a knowledge of our business and the environment in which we operate, but because of the factors listed above, among others, actual results may differ from those in the forward-looking statements. Consequently, these cautionary statements qualify all of the forward-looking statements we make herein. We cannot assure you that the results or developments anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business or our operations in the way we expect. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. We assume no obligation to update any of the forward-looking statements.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share data)	For the three months ended March 31,
	2014	2013
REVENUES
Commissions and fees	$362,007	$333,793
Investment income	103	186
Other income, net	1,484	1,033

Total revenues	363,594	335,012

EXPENSES
Employee compensation and benefits	184,110	159,498
Non-cash stock-based compensation	7,515	3,850
Other operating expenses	52,461	46,339
Amortization	17,876	16,161
Depreciation	4,640	4,167
Interest	4,072	3,984
Change in estimated acquisition earn-out payables	6,083	1,522

Total expenses	276,757	235,521

Income before income taxes	86,837	99,491

Income taxes	34,422	39,360

Net income	$52,415	$60,131

Net income per share:
Basic	$0.36	$0.42

Diluted	$0.36	$0.41

Dividends declared per share	$0.10	$0.09

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except per share data)	March 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$250,017	$202,952
Restricted cash and investments	252,872	250,009
Short-term investments	10,967	10,624
Premiums, commissions and fees receivable	404,471	395,915
Deferred income taxes	12,380	29,276
Other current assets	33,648	39,260

Total current assets	964,355	928,036

Fixed assets, net	74,576	74,733
Goodwill	2,006,491	2,006,173
Amortizable intangible assets, net	601,574	618,888
Other assets	27,293	21,678

Total assets	$3,674,289	$3,649,508

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Premiums payable to insurance companies	$532,240	$534,360
Premium deposits and credits due customers	91,395	80,959
Accounts payable	62,416	34,158
Accrued expenses and other liabilities	106,441	157,400
Current portion of long-term debt	—	100,000

Total current liabilities	792,492	906,877

Long-term debt	480,000	380,000

Deferred income taxes, net	285,514	291,704

Other liabilities	63,423	63,786

Shareholders’ Equity:
Common stock, par value $0.10 per share; authorized 280,000 shares; issued and outstanding 145,409 at 2014 and 145,419 at 2013	14,541	14,542
Additional paid-in capital	379,811	371,960
Retained earnings	1,658,508	1,620,639

Total shareholders’ equity	2,052,860	2,007,141

Total liabilities and shareholders’ equity	$3,674,289	$3,649,508

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31,
(in thousands)	2014	2013
Cash flows from operating activities:
Net income	$52,415	$60,131
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	17,876	16,161
Depreciation	4,640	4,167
Non-cash stock-based compensation	7,515	3,850
Change in estimated acquisition earn-out payables	6,083	1,522
Deferred income taxes	10,706	15,620
Income tax benefit from exercise of shares from the stock benefit plans	(2,258)	(252)
Net gain on sales of investments, fixed assets and customer accounts	(656)	(383)
Payments on acquisition earn-outs in excess of original estimated payables	—	(1,618)
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Restricted cash and investments (increase)	(2,863)	(22,204)
Premiums, commissions and fees receivable (increase) decrease	(8,172)	262
Other assets decrease	128	12,919
Premiums payable to insurance companies (decrease) increase	(2,120)	36,586
Premium deposits and credits due customers increase (decrease)	10,436	(7,524)
Accounts payable increase	31,100	19,308
Accrued expenses and other liabilities (decrease) increase	(50,959)	5,788
Other liabilities (decrease)	(6,726)	(7,312)

Net cash provided by operating activities	67,145	137,021

Cash flows from investing activities:
Additions to fixed assets	(4,727)	(2,947)
Payments for businesses acquired, net of cash acquired	(1,013)	(61)
Proceeds from sales of fixed assets and customer accounts	829	243
Purchases of investments	(5,421)	(1,629)
Proceeds from sales of investments	5,078	2,585

Net cash used in investing activities	(5,254)	(1,809)

Cash flows from financing activities:
Payments on acquisition earn-outs	(615)	(2,701)
Income tax benefit from exercise of shares from the stock benefit plans	2,258	252
Issuances of common stock for employee stock benefit plans	720	625
Repurchase stock benefit plan shares for employees to fund tax withholdings	(2,643)	(50)
Cash dividends paid	(14,546)	(12,953)

Net cash used in financing activities	(14,826)	(14,827)

Net increase in cash and cash equivalents	47,065	120,385
Cash and cash equivalents at beginning of period	202,952	219,821

Cash and cash equivalents at end of period	$250,017	$340,206

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

NOTE 2· Basis of Financial Reporting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

	For the three months ended March 31,
(in thousands, except per share data)	2014	2013
Net income	$52,415	$60,131
Net income attributable to unvested awarded performance stock	(1,376)	(1,308)

Net income attributable to common shares	$51,039	$58,823

Weighted average number of common shares outstanding – basic	145,429	143,926
Less unvested awarded performance stock included in weighted average number of common shares outstanding – basic	(3,819)	(3,130)

Weighted average number of common shares outstanding for basic earnings per common share	141,610	140,796
Dilutive effect of stock options	1,699	2,151

Weighted average number of shares outstanding – diluted	143,309	142,947

Net income per share:
Basic	$0.36	$0.42

Diluted	$0.36	$0.41

NOTE 4· Business Combinations

Acquisitions in 2014

During the three months ended March 31, 2014, Brown & Brown acquired the assets and assumed certain liabilities of one insurance intermediary. Additionally, miscellaneous adjustments were recorded to the purchase price allocation of certain acquisitions completed within the last twelve months as permitted by ASC Topic 805 — Business Combinations (“ASC 805”). The aggregate purchase price of the acquisition and the miscellaneous adjustments totaled $1,324,000, including $1,013,000 of cash payments, the assumption of $31,000 of liabilities and $280,000 of recorded earn-out payables. This acquisition was acquired primarily to expand Brown & Brown’s core business and to attract and hire high-quality individuals. Acquisition purchase prices are typically based on a multiple of average annual operating profit earned over a one- to three-year period within a minimum and maximum price range. The recorded purchase price for all acquisitions consummated after January 1, 2009 included an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations will be recorded in the Consolidated Statement of Income when incurred.

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

Based on the acquisition date and the complexity of the underlying valuation work, certain amounts included in the Company’s Condensed Consolidated Financial Statements may be provisional and thus subject to further adjustments within the permitted measurement period, as defined in ASC 805. For the three months ended March 31, 2014, several adjustments were made within the permitted measurement period that resulted in an increase in the aggregate purchase price of the affected acquisitions of $21,000 relating to the assumption of certain liabilities.

The following table summarizes the aggregate purchase price allocations made as of the date of acquisition for the current-year acquisition and adjustments made during the measurement period for prior-year acquisitions:

(in thousands)
Name	Business Segment	Date of Acquisition	Cash Paid	Recorded Earn-out Payable	Net Assets Acquired
Acquisition	Retail	Various	$1,013	$280	$1,293

The following table summarizes the adjustments made to the estimated fair values along with the aggregate assets and liabilities acquired as of the date of each acquisition:

(in thousands)
Other current assets	$384
Fixed assets	4
Goodwill	318
Purchased customer accounts	607
Non-compete agreements	11

Total assets acquired	1,324
Other current liabilities	(31)

Net assets acquired	$1,293

The weighted average useful lives for the acquired amortizable intangible assets are as follows: purchased customer accounts, 15.0 years; and non-compete agreements, 5.0 years.

Goodwill of $318,000, was allocated to the Retail Division. Of the total goodwill of $318,000, $38,000 is currently deductible for income tax purposes and $280,000 is non-deductible as it relates to the earn-out payables and will not be deductible until it is earned and paid.

The results of operations for the acquisition completed during 2014 have been combined with those of the Company since the acquisition date. The total revenues and income before income taxes from the acquisition completed through March 31, 2014, included in the Condensed Consolidated Statement of Income for the three months ended March 31, 2014, were $6,000 and $1,000, respectively. If the acquisition had occurred as of the beginning of the period, the Company’s results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisition actually been made at the beginning of the respective periods.

(UNAUDITED)	For the three months ended March 31,
(in thousands, except per share data)	2014	2013
Total revenues	$363,739	$335,253
Income before income taxes	$86,883	$99,566
Net income	$52,443	$60,176

Net income per share:
Basic	$0.36	$0.42
Diluted	$0.36	$0.41

Weighted average number of shares outstanding:
Basic	141,610	140,796
Diluted	143,309	142,947

Acquisitions in 2013

During the three months ended March 31, 2013, Brown & Brown did not acquire any insurance intermediaries, however there were miscellaneous adjustments to the purchase price allocation of certain prior acquisitions acquired within the then-preceding twelve months as permitted by ASC 805. Acquisition purchase prices are typically based on a multiple of average annual operating profit earned over a one- to three-year period within a minimum and maximum price range. The recorded purchase price for all acquisitions consummated after January 1, 2009 included an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations will be recorded in the consolidated statement of income when incurred.

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

Based on the acquisition date and the complexity of the underlying valuation work, certain amounts included in the Company’s Condensed Consolidated Financial Statements may be provisional and thus subject to further adjustments within the permitted measurement period, as defined in ASC 805. For the three months ended March 31, 2013, several adjustments were made within the permitted measurement period that resulted in reduction of the aggregate purchase price of the affected acquisitions by $1,071,000, including $61,000 of cash payments, a reduction of $454,000 in other payables, the assumption of $43,000 of liabilities and the reduction of $721,000 in recorded earn-out payables.

The following table summarizes the adjustments made to the aggregate purchase price allocations as of the date of each acquisition:

(in thousands)
Name	Business Segment	2012 Date of Acquisition	Cash Paid	Other Payable	Recorded Earn-out Payable	Net Assets Acquired
Arrowhead General Insurance Agency Superholding Corporation	National Programs; Services	January 9	$—	$(454)	$—	$(454)
Insurcorp & GGM Investments LLC	Retail	May 1	—	—	(834)	(834)
Richard W. Endlar Insurance Agency, Inc.	Retail	May 1	—	—	220	220
Texas Security General Insurance Agency, Inc.	Wholesale/ Brokerage	Sept 1	—	—	(107)	(107)
Other	Various	Various	61	—	—	61

Total			$61	$(454)	$(721)	$(1,114)

The following table summarizes the adjustments made to the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition:

(in thousands)	Arrowhead	Insurcorp	Endlar	Texas Security	Other	Total
Other current assets	$—	$—	$—	$25	$1,419	$1,444
Goodwill	(454)	(566)	216	(843)	(1,214)	(2,861)
Purchased customer accounts	—	(268)	4	708	(98)	346

Total assets acquired	(454)	(834)	220	(110)	107	(1,071)
Other current liabilities	—	—	—	3	(46)	(43)

Net assets acquired	$(454)	$(834)	$220	$(107)	$61	$(1,114)

ASC 805 is the authoritative guidance requiring an acquirer to recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities (with only limited exceptions) upon initially obtaining control of an acquired entity. Additionally, the fair value of contingent consideration arrangements (such as earn-out purchase arrangements) at the acquisition date must be included in the purchase price consideration. As a result, the recorded purchase prices for all acquisitions consummated after January 1, 2009 include an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in these earn-out obligations will be recorded in the consolidated statement of income when incurred. Potential earn-out obligations are typically based upon future earnings of the acquired entities, usually between one and three years.

As of March 31, 2014 and 2013, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3). The resulting additions, payments, and net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the three months ended March 31, 2014 and 2013, were as follows:

	For the three months ended March 31,
(in thousands)	2014	2013
Balance as of the beginning of the period	$43,058	$52,987
Additions to estimated acquisition earn-out payables	280	(721)
Payments for estimated acquisition earn-out payables	(615)	(4,319)

Subtotal	42,723	47,947

Net change in earnings from estimated acquisition earn-out payables:
Change in fair value on estimated acquisition earn-out payables	5,603	997
Interest expense accretion	480	525

Net change in earnings from estimated acquisition earn-out payables	6,083	1,522

Balance as of March 31	$48,806	$49,469

Of the $48,806,000 estimated acquisition earn-out payables as of March 31, 2014, $18,171,000 was recorded as accounts payable and $30,635,000 was recorded as other non-current liabilities.

As of March 31, 2014, the maximum future contingency payments related to all acquisitions totaled $125,006,000, all of which relates to acquisitions consummated subsequent to January 1, 2009.

NOTE 5· Goodwill

Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. Brown & Brown completed its most recent annual assessment as of November 30, 2013, and identified no impairment as a result of the evaluation.

The changes in the carrying value of goodwill by operating segment for the three months ended March 31, 2014 are as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Total
Balance as of January 1, 2014	$1,131,257	$467,144	$287,242	$120,530	$2,006,173
Goodwill of acquired businesses	318	—	—	—	318

Balance as of March 31, 2014	$1,131,575	$467,144	$287,242	$120,530	$2,006,491

NOTE 6· Amortizable Intangible Assets

Amortizable intangible assets at March 31, 2014 and December 31, 2013, consisted of the following:

	March 31, 2014				December 31, 2013
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (years)(1)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (years)(1)
Purchased customer accounts	$1,121,150	$(522,671)	$598,479	14.9	$1,120,719	$(505,137)	$615,582	14.9
Non-compete agreements	28,126	(25,031)	3,095	7.0	28,115	(24,809)	3,306	7.0

Total	$1,149,276	$(547,702)	$601,574		$1,148,834	$(529,946)	$618,888

Amortization expense for amortizable intangible assets for the years ending December 31, 2014, 2015, 2016, 2017 and 2018 is estimated to be $71,330,000, $70,047,000, $65,516,000, $62,807,000, and $57,482,000, respectively.

(1)	Weighted average life calculated as of the date of acquisition.

NOTE 7· Long-Term Debt

Long-term debt at March 31, 2014 and December 31, 2013, consisted of the following:

(in thousands)	2014	2013
Unsecured senior notes	$480,000	$480,000
Revolving credit facilities	—	—

Total debt	480,000	480,000
Less current portion	—	(100,000)

Long-term debt	$480,000	$380,000

In July 2004, the Company completed a private placement of $200.0 million of unsecured senior notes (the “Notes”). The $200.0 million was divided into two series: (1) Series A, which closed on September 15, 2004, for $100.0 million due in 2011 and bore interest at 5.57% per year; and (2) Series B, which closed on July 15, 2004, for $100.0 million due in 2014 and bearing interest at 6.08% per year. The Company has used the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. On September 15, 2011, the $100.0 million of Series A Notes were redeemed on their normal maturity date through use of funds from the Master Agreement (defined below). As of March 31, 2014 and December 31, 2013, there was an outstanding balance on the Series B Notes of $100.0 million. It is management’s intention to pay off the Series B Notes with the proceeds of the new credit facility finalized in April 2014 (as described in the Note 11, Subsequent Events).

On December 22, 2006, the Company entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). On September 30, 2009, the Company and the Purchaser amended the Master Agreement to extend the term of the agreement until August 20, 2012. The Purchaser also purchased Notes issued by the Company in 2004. The Master Agreement provides for a $200.0 million private uncommitted “shelf” facility for the issuance of senior unsecured notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten years, as the parties may determine. The Master Agreement includes various covenants, limitations and events of default similar to the Notes issued in 2004. The initial issuance of notes under the Master Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.66% per year. On February 1, 2008, $25.0 million in Series D Senior Notes due January 15, 2015, with a fixed interest rate of 5.37% per year, were issued. On September 15, 2011, and pursuant to a Confirmation of Acceptance, dated January 21, 2011 (the “Confirmation”), in connection with the Master Agreement, $100.0 million in Series E Senior Notes were issued and are due September 15, 2018, with a fixed interest rate of 4.50% per year. The Series E Senior Notes were issued for the sole purpose of retiring the Series A Senior Notes. As of March 31, 2014, and December 31, 2013, there was an outstanding debt balance issued under the provisions of the Master Agreement of $150.0 million.

On October 12, 2012, the Company entered into a Master Note Facility Agreement (the “New Master Agreement”) with another national insurance company (the “New Purchaser”). The New Purchaser also purchased Notes issued by the Company in 2004. The New Master Agreement provides for a $125.0 million private uncommitted “shelf” facility for the issuance of unsecured senior notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten years, as the parties may determine. The New Master Agreement includes various covenants, limitations and events of default similar to the Master Agreement. At March 31, 2014 and December 31, 2013, there were no borrowings against this facility.

On January 9, 2012, the Company entered into: (1) an amended and restated revolving and term loan credit agreement (the “SunTrust Agreement”) with SunTrust Bank (“SunTrust”) that provides for (a) a $100.0 million term loan (the “SunTrust Term Loan”) and (b) a $50.0 million revolving line of credit (the “SunTrust Revolver”) and (2) a $50.0 million promissory note (the “JPM Note”) in favor of JPMorgan Chase Bank, N.A. (“JPMorgan”), pursuant to a letter agreement executed by JP Morgan (together with the JPM Note, the “JPM Agreement”) that provided for a $50.0 million uncommitted line of credit bridge facility (the “JPM Bridge Facility”). The SunTrust Term Loan, the SunTrust Revolver and the JPM Bridge Facility were each funded on January 9, 2012, and provided the financing for the Arrowhead acquisition. The SunTrust Agreement amended and restated the Prior Loan Agreement. The SunTrust Revolver and JPM Bridge Facility were paid off by the JPM Term Loan (defined below).

The maturity date for the SunTrust Term Loan and the SunTrust Revolver is December 31, 2016, at which time all outstanding principal and unpaid interest will be due. Both the SunTrust Term Loan and the SunTrust Revolver may be increased by up to $50.0 million (bringing the total amount available to $150.0 million for the SunTrust Term Loan and $100.0 million for the SunTrust Revolver). The calculation of interest and fees for the SunTrust Agreement is generally based on the Company’s funded debt-to-EBITDA ratio. Interest is charged at a rate equal to 1.00% to 1.40% above LIBOR or 1.00% below the Base Rate, each as more fully described in the SunTrust Agreement. Fees include an up-front fee, an availability fee of 0.175% to 0.25%, and a letter of credit margin fee of 1.00% to 1.40%. The obligations under the SunTrust Term Loan and SunTrust Revolver are unsecured and the SunTrust Agreement includes various covenants, limitations and events of default that are customary for similar facilities for similar borrowers and that are substantially similar to those contained in the Prior Loan Agreement. As of March 31, 2014 and December 31, 2013, there was an outstanding balance of $100.0 million under the SunTrust Term Loan.

The maturity date for the JPM Bridge Facility was February 3, 2012, at which time all outstanding principal and unpaid interest would have been due. On January 26, 2012, the Company entered into a term loan agreement (the “JPM Agreement”) with JPMorgan that provided for a $100.0 million term loan (the “JPM Term Loan”). The JPM Term Loan was fully funded on January 26, 2012, and provided the financing to fully repay (1) the JPM Bridge Facility and (2) the SunTrust Revolver. As a result of the January 26, 2012 financing and repayments, the JPM Bridge Facility was terminated and the SunTrust Revolver’s amount outstanding was reduced to zero. At March 31, 2014 and December 31, 2013, there were no borrowings against the SunTrust Revolver.

The maturity date for the JPM Term Loan is December 31, 2016, at which time all outstanding principal and unpaid interest will be due. Interest is charged at a rate equal to the Alternative Base Rate or 1.00% above the Adjusted LIBOR Rate, each as more fully described in the JPM Agreement. Fees include an up-front fee. The obligations under the JPM Term Loan are unsecured and the JPM Agreement includes various covenants, limitations and events of default that are customary for similar facilities for similar borrowers. As of March 31, 2014 and December 31, 2013, there was an outstanding balance of $100.0 million under the JPM Term Loan.

On July 1, 2013, in conjunction with the acquisition of Beecher Carlson, the Company entered into: (1) a revolving loan agreement (the “Wells Fargo Agreement”) with Wells Fargo Bank, N.A. that provides for a $50.0 million revolving line of credit (the “Wells Fargo Revolver”) and (2) a term loan agreement (the “Bank of America Agreement”) with Bank of America, N.A. (“Bank of America”) that provides for a $30.0 million term loan (the “Bank of America Term Loan”).

The maturity date for the Wells Fargo Revolver is December 31, 2016, at which time all outstanding principal and unpaid interest will be due. The Wells Fargo Revolver may be increased by up to $50.0 million (bringing the total amount available to $100.0 million). The calculation of interest and fees for the Wells Fargo Agreement is generally based on the Company’s funded debt-to-EBITDA ratio. Interest is charged at a rate equal to 1.00% to 1.40% above LIBOR or 1.00% below the Base Rate, each as more fully described in the Wells Fargo Agreement. Fees include an up-front fee, an availability fee of 0.175% to 0.25%, and a letter of credit margin fee of 1.00% to 1.40%. The obligations under the Wells Fargo Revolver are unsecured and the Wells Fargo Agreement includes various covenants, limitations and events of default that are customary for similar facilities for similar borrowers. The Wells Fargo Revolver was drawn down in the amount of $30.0 million on July 1, 2013. There were no borrowings against the Wells Fargo Revolver as of March 31, 2014 and December 31, 2013.

The maturity date for the Bank of America Term Loan is December 31, 2016, at which time all outstanding principal and unpaid interest will be due. The calculation of interest for the Bank of America Agreement is generally based on the Company’s fixed charge coverage ratio. Interest is charged at a rate equal to the Alternative Base Rate or 1.00% to 1.40% above the Adjusted LIBOR Rate, each as more fully described in the Bank of America Agreement. Fees include an up-front fee. The obligations under the Bank of America Term Loan are unsecured and the Bank of America Agreement includes various covenants, limitations and events of default that are customary for similar facilities for similar borrowers. The Bank of America Term Loan was funded in the amount of $30.0 million on July 1, 2013. As of March 31, 2014 and December 31, 2013 there was an outstanding balance of $30.0 million under the Bank of America Term Loan.

The 30-day LIBOR and Adjusted LIBOR Rate as of March 31, 2014 were 0.15% and 0.19%, respectively.

The Notes, the Master Agreement, the SunTrust Agreement and the JPM Agreement all require the Company to maintain certain financial ratios and comply with certain other covenants. The Company was in compliance with all such covenants as of March 31, 2014 and December 31, 2013.

On April 17, 2014, as described in the Subsequent Events footnote, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A. as administrative agent and certain other banks as co-syndication agents and co-documentation agents (the “Credit Agreement”). The Credit Agreement in the amount of $1,350.0 million provides for an unsecured revolving credit facility in the initial amount of $800.0 million and unsecured term loans in the initial amount of $550.0 million, either or both of which may, subject to lenders’ discretion, potentially be increased by up to $500.0 million (the “Facility”). The Facility terminates on April 16, 2019, but either or both of the revolving credit facility and the term loans may be extended for two additional one-year periods at the Company’s request and at the discretion of the respective lenders. Interest and facility fees in respect to the Facility are based on the better of the Company’s net debt leverage ratio or a non-credit enhanced senior unsecured long-term debt rating. Based on the Company’s net debt leverage ratio, the rates of interest for the first two quarters will be 1.375% above the adjusted LIBOR rate for outstanding amounts drawn under the revolving loans and term loans. There are fees included in the facility fee based on the revolving credit commitments of the lenders (whether used or unused) and letter of credit fees based on the amounts of outstanding secured or unsecured letters of credit. The Facility includes various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers. As of the date of filing this Form 10-Q, there are no amounts outstanding under the Facility.

See Note 11, Subsequent Events, for further description of the new credit facility entered into by the Company in April 2014.

NOTE 8· Supplemental Disclosures of Cash Flow Information and Non-Cash Financing and Investing Activities

	For the three months ended March 31,
(in thousands)	2014	2013
Cash paid during the period for:
Interest	$5,230	$4,827
Income taxes	$1,532	$5,379

Brown & Brown’s significant non-cash financing and investing activities are summarized as follows:

	For the three months ended March 31,
(in thousands)	2014	2013
Other payable issued for purchased customer accounts	$—	$172
Estimated acquisition earn-out payables and related charges	$280	$(721)
Notes received on the sale of fixed assets and customer accounts	$131	$126

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

Brown & Brown conducts all of its operations within the United States of America, except for one wholesale brokerage operation based in London, England, and retail operations in Bermuda and the Cayman Islands. These operations earned $2.4 million and $3.0 million of total revenues for the three months ended March 31, 2014 and 2013, respectively. Additionally, these operations earned $12.2 million of total revenues for the year ended December 31, 2013. Long-lived assets held outside of the United States during the three months ended March 31, 2014 and 2013 were not material.

The accounting policies of the reportable segments are the same as those described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Brown & Brown evaluates the performance of its segments based upon revenues and income before income taxes. Inter-segment revenues are eliminated.

Summarized financial information concerning Brown & Brown’s reportable segments is shown in the following table. The “Other” column includes any income and expenses not allocated to reportable segments and corporate-related items, including the inter-company interest expense charge to the reporting segment.

	For the three months ended March 31, 2014
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$202,691	$74,170	$55,020	$31,642	$71	$363,594
Investment income	$16	$5	$4	$2	$76	$103
Amortization	$10,151	$3,775	$2,883	$1,057	$10	$17,876
Depreciation	$1,584	$1,467	$650	$463	$476	$4,640
Interest expense	$10,713	$5,441	$419	$1,970	$(14,471)	$4,072
Income before income taxes	$41,245	$16,123	$12,738	$2,815	$13,916	$86,837
Total assets	$3,032,674	$1,338,120	$940,604	$276,219	$(1,913,328)	$3,674,289
Capital expenditures	$2,112	$1,698	$482	$291	$144	$4,727

	For the three months ended March 31, 2013
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$174,568	$68,940	$48,697	$42,647	$160	$335,012
Investment income	$23	$5	$5	$1	$152	$186
Amortization	$8,811	$3,519	$2,897	$924	$10	$16,161
Depreciation	$1,371	$1,248	$707	$397	$444	$4,167
Interest expense	$6,200	$5,694	$755	$1,921	$(10,586)	$3,984
Income before income taxes	$46,211	$14,012	$10,362	$13,953	$14,953	$99,491
Total assets	$2,483,391	$1,194,383	$882,273	$248,882	$(1,578,569)	$3,230,360
Capital expenditures	$1,335	$892	$536	$119	$65	$2,947

NOTE 11· Subsequent Events

On January 15, 2014, Brown & Brown entered into a merger agreement (the “Agreement”) to acquire Wright. Under the Agreement, the merger was subject to certain closing conditions including the receipt of required regulatory approvals for the transaction (including the approval of antitrust authorities necessary to complete the acquisition). Under the merger agreement, Wright’s equity interests will be converted into the rights to receive cash equal, collectively, to $602.5 million.

In addition, Wright’s equity holders may receive additional consideration of up to $37.5 million in cash in the event of the closing of certain acquisition transactions by the Company and its affiliates prior to July 15, 2015.

On April 17, 2014, the Company entered into a credit agreement (the “Credit Agreement”). The Credit Agreement provides for an unsecured revolving credit facility in the initial amount of $800.0 million and unsecured term loans in the initial amount of $550.0 million, either or both of which may, subject to lenders’ discretion, potentially be increased up to an aggregate amount of $1.85 billion (the “Facility”). The Facility also includes the ability to issue letters of credit and to utilize swing line loans. The revolving facility is repayable in five years and the term loans are repayable over the five-year term from the date of first funding, which is expected to occur in the second quarter of 2014 in connection with the closing of the Company’s acquisition of Wright. The Facility terminates on April 16, 2019, but either or both of the revolving credit facility and the term loans may be extended for two additional one-year periods at the request of the Company and at the discretion of the respective lenders.

Proceeds from the Facility are expected to be utilized to repay the long-term debt of $230 million outstanding in connection with the JPM Term Loan, the Bank of America Term Loan and SunTrust Term Loan (See Note 7, Long-Term Debt, for a description of these arrangements). Each of these banks is participating in the Facility. Also, the Company currently expects to repay the $100.0 million owed pursuant to the Series B Notes as well as amounts outstanding under other existing credit facilities with the proceeds of the new credit facility.

Interest and facility fees in respect to the Facility are based on the better of the Company’s net debt leverage ratio or a non-credit enhanced senior unsecured long-term debt rating. Based on the Company’s net debt leverage ratio, the rates of interest for the first two quarters will be 1.375% above the adjusted LIBOR rate for the revolving loans and term loans. There are fees included in the facility fee based on the revolving credit commitments of the lenders (whether used or unused) and letter of credit fees based on the amounts of outstanding secured or unsecured letters of credit.

The Facility includes various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers. As of the date of filing this Form 10-Q, there are no amounts outstanding under the Facility.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION UPDATES THE MD&A CONTAINED IN THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013, AND THE TWO DISCUSSIONS SHOULD BE READ TOGETHER.

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

The volume of business from new and existing customers, fluctuations in insurable exposure units and changes in general economic and competitive conditions all affect our revenues. For example, level rates of inflation or a general decline in economic activity could limit increases in the values of insurable exposure units. Conversely, the increasing costs of litigation settlements and awards have caused some customers to seek higher levels of insurance coverage. Historically, our revenues have typically grown as a result of, among other things, our focus on net new business growth and acquisitions.

We attempt to foster a strong, decentralized sales culture with a goal of consistent, sustained growth over the long term.

We increased revenues every year from 1993 to 2013, with the exception of 2009, when our revenues dropped 1.0%. Our revenues grew from $95.6 million in 1993 to $1.4 billion in 2013, reflecting a compound annual growth rate of 14.2%. In the same 20-year period, we increased net income from $8.0 million to $217.1 million in 2013, a compound annual growth rate of 17.9%.

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

Beginning in the first quarter of 2012, many insurance premium rates began to slightly increase. Additionally, in the second quarter of 2012, the general declines in insurable exposure units started to flatten and these exposure units subsequently began to gradually increase during the year. With certain limited exceptions, these trends have continued through 2013 and the first quarter of 2014.

For the three months ended March 31, 2014, our consolidated internal revenue growth rate declined 1.6%, but excluding the impact of revenues associated with Hurricane Sandy in the first quarter of 2013, our consolidated internal growth rate was 3.9% and each of our four divisions recorded positive internal revenue growth. In the event that the gradual increases in insurance premium rates and insurable exposure units that occurred in 2013 and in the first quarter of 2014 continue for the remainder of 2014, we believe we will continue to see positive quarterly internal revenue growth rates for the remaining nine months of 2014.

We also earn “profit-sharing contingent commissions,” which are profit-sharing commissions based primarily on underwriting results, but which may also reflect considerations for volume, growth and/or retention. These commissions are primarily received in the first and second quarters of each year, based on the aforementioned considerations for the prior year(s). Over the last three years, profit-sharing contingent commissions have averaged approximately 4.4% of the previous year’s total commissions and fees revenue. Profit-sharing contingent commissions are typically included in our total commissions and fees in the Consolidated Statement of Income in the year received. The term “core commissions and fees” excludes profit-sharing contingent commissions and guaranteed supplemental commissions, and therefore represents the revenues earned directly from specific insurance policies sold, and specific fee-based services rendered. In contrast, the term “core organic commissions and fees” is our core commissions and fees less (i) the core commissions and fees earned for the first twelve months by newly-acquired operations and (ii) divested business (core commissions and fees generated from offices, books of business or niches sold or terminated during the comparable period). “Core organic commissions and fees” are reported in this manner in order to express the current year’s core commissions and fees on a comparable basis with the prior year’s core commissions and fees. The resulting net change reflects the aggregate changes attributable to (i) net new and lost accounts, (ii) net changes in our clients’ exposure units, and (iii) net changes in insurance premium rates. The net changes in each of these three components can be determined for each of our customers. However, because our agency management accounting systems do not aggregate such data, it is not reportable. Core organic commissions and fees can reflect either “positive” growth with a net increase in revenues, or “negative” growth with a net decrease in revenues.

Beginning a few years ago, five to six national insurance companies replaced their loss-ratio based profit-sharing contingent commission agreements with new guaranteed fixed-base agreements, referred to as “Guaranteed Supplemental Commissions” (“GSCs”). For 2013, only four national insurance companies still used GSCs in lieu of loss-ratio based profit-sharing contingent commissions. Since GSCs are not subject to the uncertainty of loss ratios, they are accrued throughout the year based on actual premiums written. As of December 31, 2013, we accrued and earned $8.3 million of GSCs during 2013, most of which were collected in the first quarter of 2014. For the three-month periods ended March 31, 2014 and 2013, we earned $2.9 million and $2.2 million, respectively, from GSCs.

Fee revenues relate to fees negotiated in lieu of commissions, which are recognized as services are rendered. Fee revenues have historically been generated primarily by: (1) our Services Division, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside services, Social Security disability and Medicare benefits advocacy services, and catastrophe claims adjusting services, and (2) our National Programs and Wholesale Brokerage Divisions, which earn fees primarily for the issuance of insurance policies on behalf of insurance companies. These services are provided over a period of time, typically one year. However, in conjunction with our July 1, 2013 acquisition of Beecher Carlson, which has a primary focus on large customers that generally pay us fees directly. Fee revenues, on a consolidated basis, as a percentage of our total commissions and fees, represented 23.1% in 2013, 21.7% in 2012 and 16.4% in 2011.

Historically, investment income has consisted primarily of interest earnings on premiums and advance premiums collected and held in a fiduciary capacity before being remitted to insurance companies. Our policy is to invest available funds in high-quality, short-term fixed income investment securities. As a result of the bank liquidity and solvency issues in the United States in the last quarter of 2008, we moved substantial amounts of our cash into non-interest-bearing checking accounts so that they would be fully insured by the Federal Deposit Insurance Corporation (“FDIC”) or into money-market investment funds (a portion of which is FDIC insured) of SunTrust and Wells Fargo, two large national banks. Effective January 1, 2013, the FDIC ceased providing insurance guarantees on non-interest-bearing checking accounts and since that time we have invested in both interest bearing and non-interest-bearing checking accounts. Investment income also includes gains and losses realized from the sale of investments. Other income primarily reflects net gains on sales of customer accounts and fixed assets, but also includes sub-rental income, legal settlements and other miscellaneous income.

Florida Insurance Overview

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

Company Overview — First Quarter of 2014

We continued the trend that began in the first quarter of 2012, of achieving a quarterly positive growth rate of our core organic commissions and fees in the first quarter of 2014, when the revenues associated with Hurricane Sandy reported by our Colonial Claims business in our Services Division in the first quarter of 2013 are excluded. This positive growth rate of 3.9% for the first quarter of 2014 accounted for $11.3 million of new core organic commissions and fees.

Additionally, our profit-sharing contingent commissions and GSCs for the three months ended March 31, 2014 increased by $7.4 million over the first quarter of 2013. A material portion of this increase was related to reporting the contingent revenues within our FIU business in our Programs Division. Other income increased by $0.5 million primarily as a result of gains on book of business sales.

Income before income taxes in the three-month period ended March 31, 2014 decreased from the first quarter of 2013 by $12.7 million due to (i) the seasonality of our Beecher Carlson large accounts business within our Retail Division ($4.2 million); (ii) the effect of Hurricane Sandy on the revenues reported by Colonial Claims in the first quarter of 2013 ($13.3 million); and (iii) the 2014 increase in the estimated acquisition earn-out payables and related charges ($4.6 million). Excluding these items, income before income taxes increased over the same period in 2013 by 10.7%, or $9.4 million, to $97.1 million.

Acquisitions

Approximately 38,500 independent insurance agencies are estimated to be operating currently in the United States. Part of our continuing business strategy is to attract high-quality insurance intermediaries to join our operations. From 1993 through the first quarter of 2014, we acquired 450 insurance intermediary operations, excluding acquired books of business (customer accounts).

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

We believe that of our significant accounting and reporting policies, the more critical policies include our accounting for revenue recognition, business acquisitions and purchase price allocations, intangible asset impairments and reserves for litigation. In particular, the accounting for these areas requires significant judgments to be made by management. Different assumptions in the application of these policies could result in material changes in our consolidated financial position or consolidated results of operations. Refer to Note 1 in the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2013 on file with the Securities and Exchange Commission (“SEC”) for details regarding our critical and significant accounting policies.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes.

Financial information relating to our Condensed Consolidated Financial Results for the three months ended March 31, 2014 and 2013 is as follows (in thousands, except percentages):

	For the three months ended March 31,
	2014	2013	% Change
REVENUES
Core commissions and fees	$327,327	$306,532	6.8%
Profit-sharing contingent commissions	31,748	25,039	26.8%
Guaranteed supplemental commissions	2,932	2,222	32.0%
Investment income	103	186	(44.6)%
Other income, net	1,484	1,033	43.7%

Total revenues	363,594	335,012	8.5%

EXPENSES
Employee compensation and benefits	184,110	159,498	15.4%
Non-cash stock-based compensation	7,515	3,850	95.2%
Other operating expenses	52,461	46,339	13.2%
Amortization	17,876	16,161	10.6%
Depreciation	4,640	4,167	11.4%
Interest	4,072	3,984	2.2%
Change in estimated acquisition earn-out payables	6,083	1,522	NMF (1)

Total expenses	276,757	235,521	17.5%

Income before income taxes	86,837	99,491	(12.7)%
Income taxes	34,422	39,360	(12.5)%

NET INCOME	$52,415	$60,131	(12.8)%

Net internal growth rate – core organic commissions and fees	(1.6)%	10.2%
Employee compensation and benefits ratio	50.6%	47.6%
Other operating expenses ratio	14.4%	13.8%

Capital expenditures	$4,727	$2,947
Total assets at March 31	$3,674,289	$3,230,360

(1)	NMF = Not a meaningful figure

Commissions and Fees

Commissions and fees, including profit-sharing contingent commissions and GSCs, for the first quarter of 2014 increased $28.2 million, or 8.5%, over the same period in 2013. Profit-sharing contingent commissions and GSCs for the first quarter of 2014 increased $7.4 million, or 27.2%, over the first quarter of 2013, to $34.7 million. The net increase of $7.4 million was due primarily to increases in profit-sharing contingent commissions and GSCs in our Retail and National Programs Divisions of $4.6 million and $2.4 million, respectively. Core commissions and fees revenue for the first quarter of 2014 increased $20.8 million on a net basis, of which approximately $27.5 million represented core commissions and fees from agencies acquired since the second quarter of 2013. After divested business of $1.8 million, the remaining net decrease of ($4.9) million represented net lost business, which reflects a negative 1.6% internal growth rate for core organic commissions and fees. The internal growth rate for core organic commissions and fees after adjusting for Colonial Claims’ revenue related to Hurricane Sandy in the first quarter of 2013 was 3.9%.

Investment Income

Investment income for the three months ended March 31, 2014 was essentially flat as compared to the same period of 2013.

Other Income, net

Other income for the three months ended March 31, 2014 reflected income of $1.5 million, compared with $1.0 million in the same period in 2013. Other income consists primarily of gains and losses from the sale and disposition of assets. Although we are not in the business of selling customer accounts, we periodically will sell an office or a book of business (one or more customer accounts) that we believe does not produce reasonable margins or demonstrate a potential for growth, or because doing so is otherwise in the Company’s interest. The $0.5 million increase for the three months ended March 31, 2014 over the comparable period in 2013 was primarily due to an increase in gains from the sale of assets.

Employee Compensation and Benefits

Employee compensation and benefits expense as a percentage of total revenues increased to 50.6% for the three months ended March 31, 2014, from the 47.6% for the three months ended March 31, 2013. The adjusted 2014 and 2013 percentages are 49.1% and 49.3% respectively when the effect of new acquisitions that were stand-alone offices (including the Beecher Carlson Large Accounts business, whose revenues are cyclical and whose expense base is relatively stable) and the effect of Colonial Claims due to the effects of Hurricane Sandy on the 2013 margins are disregarded. Employee compensation and benefits for the first quarter of 2014 increased, on a net basis, approximately 15.4%, or $24.6 million, over the same period in 2013. However, that net increase included $18.2 million of new compensation costs related to new acquisitions that were stand-alone offices. Therefore, employee compensation and benefits expense attributable to those offices that existed in the same three-month period ended March 31, 2014 and 2013 (including the new acquisitions that combined with, or “folded into” those offices) increased by $6.4 million. The employee compensation and benefits expense increases in these offices were primarily related to annual compensation increases and approximately $1.0 million of costs related to the retirement of the previous CFO as well as the additional costs incurred in hiring the new CFO in the first quarter.

Non-Cash Stock-Based Compensation

The Company has an employee stock purchase plan, and grants stock options and non-vested stock awards under other equity-based plans to its employees. Compensation expense for all share-based awards is recognized in the financial statements based upon the grant-date fair value of those awards. Non-cash stock-based compensation expense for the three months ended March 31, 2014 increased $3.7 million, or 95.2%, over the same period in 2013 primarily due to new grants issued in the second half of 2013 under our Stock Incentive Plan (“SIP”).

Other Operating Expenses

As a percentage of total revenues, other operating expenses represented 14.4% in the first quarter of 2014, an increase over the 13.8% they represented for the first quarter of 2013. The adjusted 2014 and 2013 percentages were 13.5% and 14.3% respectively, after disregarding the effect of new acquisitions that were stand-alone offices (including the Beecher Carlson Large Accounts business whose revenues are cyclical in nature and whose expense base is relatively stable) and the effect of Colonial Claims due to the effects of Hurricane Sandy on the 2013 margins. Other operating expenses for the first quarter of 2014 increased $6.1 million, or 13.2%, over the same period of 2013, of which $7.0 million related to acquisitions that joined us as stand-alone offices since April 2013. Therefore, other operating expenses from those offices that existed in both the three-month periods ended March 31, 2014 and 2013 (including the new acquisitions that “folded into” those offices) decreased by $0.9 million. The other operating expense decreases in these offices were primarily related to decreases in foreign currency translation expense ($0.7 million), and decreased insurance costs ($0.4 million). These decreases were partially offset by a $0.2 million increase in software licensing costs.

Amortization

Amortization expense for the first quarter of 2014 increased $1.7 million, or 10.6%, over the first quarter of 2013. This increase was primarily due to the amortization of additional intangible assets as the result of 2013 acquisitions.

Depreciation

Depreciation expense for the first quarter of 2014 increased by $0.5 million, or 11.4%, over the first quarter of 2013. This increase was due primarily to 2013 acquisitions.

Interest Expense

Interest expense for the first quarter of 2014 was essentially flat compared to the first quarter of 2013.

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

As of March 31, 2014 and 2013, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3). The resulting net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the three-month period ended March 31, 2014 and 2013 were as follows (in thousands):

	2014	2013
Change in fair value of estimated acquisition earn-out payables	$5,603	$997
Interest expense accretion	480	525

Net change in earnings from estimated acquisition earn-out payables	$6,083	$1,522

For the three months ended March 31, 2014 and 2013, the fair value of estimated earn-out payables was re-evaluated and increased by $5.6 million and by $1.0 million, respectively, which resulted in a charge to the Condensed Consolidated Statement of Income. An acquisition is considered to be performing well if its operating profit exceeds the level needed to reach the minimum purchase price. However, a reduction in the estimated acquisition earn-out payable can occur even though the acquisition is performing well, if it is not performing at the level contemplated by our original estimate.

As of March 31, 2014, the estimated acquisition earn-out payables equaled $48,806,000, of which $18,171,000 was recorded as accounts payable and $30,635,000 was recorded as other non-current liability.

Income Taxes

The effective tax rate on income from operations for the three months ended March 31, 2014 and 2013 was 39.6% for both periods.

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

The internal growth rates for our core organic commissions and fees for the three months ended March 31, 2014 and 2013, by Division, are as follows (in thousands, except percentages):

2014	For the three months ended March 31,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
	2014	2013
Retail(1)	$181,822	$157,527	$24,295	15.4%	$20,365	$3,930	2.5%
National Programs	64,764	61,272	3,492	5.7%	2,456	1,036	1.7%
Wholesale Brokerage	49,231	43,271	5,960	13.8%	858	5,102	11.8%
Services	31,510	42,605	(11,095)	(26.0%)	3,861	(14,956)	(35.1%)

Total core commissions and fees	$327,327	$304,675	$22,652	7.4%	$27,540	$(4,888)	(1.6	%)(2)

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Condensed Consolidated Statements of Income for the three months ended March 31, 2014, and 2013, is as follows (in thousands):

	For the three months ended March 31,
	2014	2013
Total core commissions and fees	$327,327	$304,675
Profit-sharing contingent commissions	31,748	25,039
Guaranteed supplemental commissions	2,932	2,222
Divested business	—	1,857

Total commissions and fees	$362,007	$333,793

(1)	The Retail Division includes commissions and fees reported in the “Other” column of the Segment Information in Note 10 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.
(2)	There would be a 3.9% Internal Net Growth rate when excluding the $16.2 million related to Hurricane Sandy within the Colonial Claims business for the first quarter of 2013.

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

Retail Division

The Retail Division provides a broad range of insurance products and services to commercial, public and quasi-public, professional and individual insured customers. Approximately 89.3% of the Retail Division’s commissions and fees revenue is commission-based. Because most of our other operating expenses do not change as premiums fluctuate, we believe that a portion of any fluctuation in the commissions, net of related compensation, which we receive, will be reflected in our income before income taxes.

Financial information relating to Brown & Brown’s Retail Division for the three months ended March 31, 2014 and 2013 is as follows (in thousands, except percentages):

	For the three months ended March 31,
	2014	2013	% Change

REVENUES
Core commissions and fees	$182,084	$159,096	14.4%
Profit-sharing contingent commissions	17,409	13,301	30.9%
Guaranteed supplemental commissions	2,259	1,719	31.4%
Investment income	16	23	(30.4)%
Other income, net	923	429	NMF (1)

Total revenues	202,691	174,568	16.1%

EXPENSES
Employee compensation and benefits	100,632	84,442	19.2%
Non-cash stock-based compensation	2,802	1,543	81.6%
Other operating expenses	31,400	25,842	21.5%
Amortization	10,151	8,811	15.2%
Depreciation	1,584	1,371	15.5%
Interest	10,713	6,200	72.8%
Change in acquisition earn-out payables	4,164	148	NMF (1)

Total expenses	161,446	128,357	25.8%

Income before income taxes	$41,245	$46,211	(10.7)%

Net internal growth rate – core organic commissions and fees	2.5%	0.8%
Employee compensation and benefits ratio	49.6%	48.4%
Other operating expenses ratio	15.5%	14.8%

Capital expenditures	$2,112	$1,335
Total assets at March 31	$3,032,674	$2,483,391

(1)	NMF = Not a meaningful figure

The Retail Division’s total revenues during the three months ended March 31, 2014 increased 16.1%, or $28.1 million, over the same period in 2013, to $202.7 million. The $23.0 million net increase in core commissions and fees revenue resulted from the following factors: (i) an increase of approximately $20.4 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2013; (ii) a net increase of $4.0 million related to net new business; and (iii) an offsetting decrease of $1.4 million related to commissions and fees revenue recorded in the first quarter of 2013 from business since divested. Profit-sharing contingent commissions and GSCs for the first quarter of 2014 increased $4.6 million, or 30.9%, from the first quarter of 2013, to $19.7 million. The Retail Division’s internal growth rate for core organic commissions and fees revenue was 2.5% for the first quarter of 2014, and was driven by revenue from net new business written during the preceding twelve months, slightly increasing insurable exposure units in most areas of the United States, and slight increases in most general insurance premium rates.

Income before income taxes for the three months ended March 31, 2014 decreased 10.7%, or $5.0 million, from the same period in 2013, to $41.2 million. This reduction resulted from the netting of an increase in income before income taxes of $4.4 million from operations we owned during both time periods and a $9.4 million decrease related to the seasonality of losses generated by operations acquired during the last twelve months. The contribution of income from operations we owned during both time periods was offset by the increased expense of $4.0 million related to the estimated acquisition earn-out payable recorded in accordance with FASB 141(R) resulting from improved performance of entities acquired during the last twelve months. Of the $33.1 million or 25.8% increase in total expenses, 87.1% or $28.8 million related to acquisitions completed in the previous twelve months. The remaining $4.3 million was primarily driven by the increase in the change in acquisitions earn-out payables of $4.0 million.

National Programs Division

The National Programs Division manages over 50 programs consisting of annual aggregated written premium of over $1.6 billion with 40 well-capitalized carrier partners. The National Programs Division now generates approximately $275.0 million in annual revenue and has over 8,000 distribution points of contact. In most cases, the insurance carriers that support the programs have delegated underwriting and, in many instances, claims-handling authority to our programs operations. These programs are generally distributed through nationwide networks of independent agents and offer targeted products and services designed for specific industries, trade groups, professions, public entities and market niches. The National Programs Division operations can be grouped into four broad categories: Commercial Programs, Professional Programs, Arrowhead Insurance Group Programs, and Public Entity-Related Programs. Like the Retail and Wholesale Brokerage Divisions, the National Programs Division’s revenue is primarily commission-based.

Financial information relating to our National Programs Division for the three months ended March 31, 2014 and 2013 is as follows (in thousands, except percentages):

	For the three months ended March 31,
	2014	2013	% Change

REVENUES
Core commissions and fees	$64,764	$61,706	5.0%
Profit-sharing contingent commissions	9,306	6,844	36.0%
Guaranteed supplemental commissions	2	114	(98.2)%
Investment income	5	5	—%
Other income, net	93	271	(65.7)%

Total revenues	74,170	68,940	7.6%

EXPENSES
Employee compensation and benefits	32,709	32,159	1.7%
Non-cash stock-based compensation	1,060	947	11.9%
Other operating expenses	13,551	12,157	11.5%
Amortization	3,775	3,519	7.3%
Depreciation	1,467	1,248	17.5%
Interest	5,441	5,694	(4.4)%
Change in acquisition earn-out payables	44	(796)	NMF (1)

Total expenses	58,047	54,928	5.7%

Income before income taxes	$16,123	$14,012	15.1%

Net internal growth rate – core organic commissions and fees	1.7%	12.3%
Employee compensation and benefits ratio	44.1%	46.6%
Other operating expenses ratio	18.3%	17.6%

Capital expenditures	$1,698	$892
Total assets at March 31	$1,338,120	$1,194,383

(1)	NMF = Not a meaningful figure

Total revenue for National Programs for the three months ended March 31, 2014, increased 7.6%, or $5.2 million, over the same period in 2013, to $74.2 million. Core commissions and fees revenue increased by $3.1 million primarily related to acquisitions completed during the twelve months after the quarter ended March 31, 2013. Profit-sharing contingent commissions and GSCs for the first quarter of 2014 increased by $2.4 million or 33.8%, from the first quarter of 2013 to $9.3 million. The increased contingent commissions of $2.4 million were mainly due to the FIU profit center recording its $5.0 million in contingent income from their carrier partners in the first quarter of 2014, while recording the same contingent commissions in the second quarter of 2013. This $5.0 million increase in contingent commissions for the quarter was partially offset by a reduction of $2.6 million in profit sharing contingent commissions received by Proctor Financial, due to a worse loss ratio in the first quarter of 2014 versus the first quarter of 2013 caused by market driven rate reductions and a higher number of claims.

The National Programs Division’s internal growth rate for commissions and fees revenue was 1.7% for the three months ended March 31, 2014 versus an internal growth rate of 12.3% for the three months ended March 31, 2013. The large internal growth rate in the first quarter of 2013 was mainly due to two new Arrowhead Aftermarket Programs. The primary reason for the 1.7% internal growth in the first quarter of 2014 was due to the new Arrowhead Auto Programs that generated $1.3 million in revenue, which was offset by lower performance in other programs.

Income before income taxes for the three months ended March 31, 2014 increased 15.1%, or $2.1 million, from the same period in 2013, to $16.1 million. The increase is primarily due to the net impact of $2.4 million for profit-sharing contingent commissions and GSCs noted above. Expenses for the quarter increased by $3.1 million or 5.7%, with $2.5 million of the increase coming from acquisitions completed in the twelve months after the quarter ended March 31, 2013.

Wholesale Brokerage Division

The Wholesale Brokerage Division markets and sells excess and surplus commercial and personal lines insurance and reinsurance, primarily through independent agents and brokers. Like the Retail and National Programs Divisions, the Wholesale Brokerage Division’s revenues are primarily commission-based.

Financial information relating to our Wholesale Brokerage Division for the three months ended March 31, 2014 and 2013 is as follows (in thousands, except percentages):

	For the three months ended March 31,
	2014	2013	% Change

REVENUES
Core commissions and fees	$49,231	$43,271	13.8%
Profit-sharing contingent commissions	5,033	4,894	2.8%
Guaranteed supplemental commissions	671	389	72.5%
Investment income	4	5	(20.0)%
Other income, net	81	138	(41.3)%

Total revenues	55,020	48,697	13.0%

EXPENSES
Employee compensation and benefits	26,300	23,215	13.3%
Non-cash stock-based compensation	654	357	83.2%
Other operating expenses	9,604	9,754	(1.5)%
Amortization	2,883	2,897	(0.5)%
Depreciation	650	707	(8.1)%
Interest	419	755	(44.5)%
Change in acquisition earn-out payables	1,772	650	NMF (1)

Total expenses	42,282	38,335	10.3%

Income before income taxes	$12,738	$10,362	22.9%

Net internal growth rate – core organic commissions and fees	11.8%	8.8%
Employee compensation and benefits ratio	47.8%	47.7%
Other operating expenses ratio	17.5%	20.0%

Capital expenditures	$482	$536
Total assets at March 31	$940,604	$882,273

(1)	NMF = Not a meaningful figure

The Wholesale Brokerage Division’s total revenues for the three months ended March 31, 2014, increased 13.0%, or $6.3 million, over the same period in 2013, to $55.0 million. The $6.0 million net increase in core commissions and fees revenue resulted from the following factors: (i) a net increase of $5.1 million primarily related to net new business; and (ii) the remaining increase of approximately $0.9 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2013. As such, the Wholesale Brokerage Division’s internal growth rate for core organic commissions and fees revenue was 11.8% for the first quarter of 2014. Profit-sharing contingent commissions and GSCs for the first quarter of 2014 increased $0.4 million, or 8.0%, over the same quarter of 2013.

Income before income taxes for the three months ended March 31, 2014, increased 22.9%, or $2.4 million, over the same period in 2013, to $12.7 million, primarily due to net new business, and an increase in profit-sharing contingent commissions, which was partially offset by an increase in estimated acquisition earn-out payables and compensation and benefits for new producers.

Services Division

The Services Division provides insurance-related services, including third-party claims administration (“TPA”) and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas. The Services Division also provides Medicare set-aside account services, Social Security disability and Medicare benefits advocacy services, and catastrophe claims adjusting services.

Unlike our other divisions, nearly all of the Services Division’s commissions and fees revenue is generated from fees, which are not significantly affected by fluctuations in general insurance premiums.

Financial information relating to our Services Division for the three months ended March 31, 2014 and 2013 is as follows (in thousands, except percentages):

	For the three months ended March 31,
	2014	2013	% Change

REVENUES
Core commissions and fees	$31,510	$42,605	(26.0)%
Profit-sharing contingent commissions	—	—	—%
Guaranteed supplemental commissions	—	—	—%
Investment income	2	1	100.0%
Other income, net	130	41	NMF (1)

Total revenues	31,642	42,647	(25.8)%

EXPENSES
Employee compensation and benefits	17,598	16,746	5.1%
Non-cash stock-based compensation	186	168	10.7%
Other operating expenses	7,450	7,018	6.2%
Amortization	1,057	924	14.4%
Depreciation	463	397	16.6%
Interest	1,970	1,921	2.6%
Change in acquisition earn-out payables	103	1,520	(93.2)%

Total expenses	28,827	28,694	0.5%

Income before income taxes	$2,815	$13,953	(79.8)%

Net internal growth rate – core organic commissions and fees	(35.1)%	62.8%
Employee compensation and benefits ratio	55.6%	39.3%
Other operating expenses ratio	23.5%	16.5%

Capital expenditures	$291	$119
Total assets at March 31	$276,219	$248,882

(1)	NMF = Not a meaningful figure

The Services Division’s total revenues for the three months ended March 31, 2014 decreased 25.8%, or $11.0 million, from the same period in 2013, to $31.6 million. The $11.0 million net decrease in commissions and fees revenue resulted from a number of factors: (i) the Colonial Claims profit center revenues decreased $16.9 million due to the non-recurring Hurricane Sandy revenues earned in the first quarter of 2013 versus no major weather events in the first quarter of 2014; (ii) organic revenue growth of $2.0 million at our USIS subsidiary related to new business; and (iii) $3.7 million in revenue generated by ICA, which was acquired in December 2013, and therefore had no comparable revenues for 2013.

The Services Division’s internal growth rate for core commissions and fees revenue was negative 35.1% for the first quarter of 2014. The primary reason for the negative internal growth was the non-recurring Hurricane Sandy revenues booked in Colonial Claims for the first quarter of 2013 versus no revenue from significant weather events in 2014. After eliminating Colonial Claims and the effects of the non-recurring Hurricane Sandy revenue and eliminating the revenue from ICA, a new acquisition, the remaining seven Services Divisions operations generated positive organic growth of 7.6% for the quarter ended March 31, 2014.

Income before income taxes for the three months ended March 31, 2014 decreased 79.8%, or $11.1 million, from the same period in 2013, to $2.8 million. The primary reason for the net decrease in net income was the loss of the income related to Colonial Claims of $11.1 million associated with the non-recurring Hurricane Sandy revenue recognized in 2013 versus no significant weather events in the first quarter of 2014.

Other

As discussed in Note 10 of the Notes to Condensed Consolidated Financial Statements, the “Other” column in the Segment Information table includes any income and expenses not allocated to reportable segments, and corporate-related items, including the inter-company interest expense charges to reporting segments.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents of $250.0 million at March 31, 2014, reflected an increase of $47.0 million from the $203.0 million balance at December 31, 2013. For the three-month period ended March 31, 2014, $67.1 million of cash was provided from operating activities. Also during this period, $4.7 million was used for additions to fixed assets, and $14.5 million was used for payment of dividends.

Our ratio of current assets to current liabilities (the “current ratio”) was 1.22 and 1.02 at March 31, 2014 and December 31, 2013, respectively.

Contractual Cash Obligations

As of March 31, 2014, our contractual cash obligations were as follows:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt(1)	$480,000	$125,000	$255,000	$100,000	$—
Other liabilities(2)	47,824	15,036	14,702	4,946	13,140
Operating leases	179,845	34,863	60,638	40,075	44,269
Interest obligations	34,269	11,477	16,229	6,563	—
Unrecognized tax benefits	134	—	134	—	—
Maximum future acquisition contingency payments(3)	125,006	54,477	70,529	—	—

Total contractual cash obligations	$867,078	$240,853	$417,232	$151,584	$57,409

(1)	The Company currently expects that the $100.0 million related to the Series B Notes, described below, which is currently due to mature on July 15, 2014, will be repaid and included in the new credit facility (the “Facility”) described below. In addition, other outstanding credit facilities will potentially also be repaid with proceeds from the Facility.
(2)	Includes the current portion of other long-term liabilities.
(3)	Includes $48.8 million of current and non-current estimated earn-out payables resulting from acquisitions consummated after January 1, 2009.

In July 2004, the Company completed a private placement of $200.0 million of unsecured senior notes (the “Notes”). The $200.0 million was divided into two series: (1) Series A, which closed on September 15, 2004, for $100.0 million due in 2011 and bore interest at 5.57% per year; and (2) Series B, which closed on July 15, 2004, for $100.0 million due in 2014 and bearing interest at 6.08% per year. The Company has used the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. On September 15, 2011, the $100.0 million of Series A Notes were redeemed on their normal maturity date through use of funds from the Master Agreement (defined below). As of March 31, 2014 and December 31, 2013, there was an outstanding balance on the Series B Notes of $100.0 million. It is management’s intention to pay off the Series B Notes with the proceeds of the Facility finalized in April 2014 (as described in Note 11, Subsequent Events).

On December 22, 2006, the Company entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). On September 30, 2009, the Company and the Purchaser amended the Master Agreement to extend the term of the agreement until August 20, 2012. The Purchaser also purchased Notes issued by the Company in 2004. The Master Agreement provides for a $200.0 million private uncommitted “shelf” facility for the issuance of senior unsecured notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten years, as the parties may determine. The Master Agreement includes various covenants, limitations and events of default similar to the Notes issued in 2004. The initial issuance of notes under the Master Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.66% per year. On February 1, 2008, $25.0 million in Series D Senior Notes due January 15, 2015, with a fixed interest rate of 5.37% per year, were issued. On September 15, 2011, and pursuant to a Confirmation of Acceptance, dated January 21, 2011 (the “Confirmation”), in connection with the Master Agreement, $100.0 million in Series E Senior Notes were issued and are due September 15, 2018, with a fixed interest rate of 4.50% per year. The Series E Senior Notes were issued for the sole purpose of retiring the Series A Senior Notes. As of March 31, 2014, and December 31, 2013, there was an outstanding debt balance issued under the provisions of the Master Agreement of $150.0 million.

On October 12, 2012, the Company entered into a Master Note Facility Agreement (the “New Master Agreement”) with another national insurance company (the “New Purchaser”). The New Purchaser also purchased Notes issued by the Company in 2004. The New Master Agreement provides for a $125.0 million private uncommitted “shelf” facility for the issuance of unsecured senior notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten years, as the parties may determine. The New Master Agreement includes various covenants, limitations and events of default similar to the Master Agreement. At March 31, 2014 and December 31, 2013, there were no borrowings against this facility.

On January 9, 2012, the Company entered into: (1) an amended and restated revolving and term loan credit agreement (the “SunTrust Agreement”) with SunTrust Bank (“SunTrust”) that provides for (a) a $100.0 million term loan (the “SunTrust Term Loan”) and (b) a $50.0 million revolving line of credit (the “SunTrust Revolver”) and (2) a $50.0 million promissory note (the “JPM Note”) in favor of JPMorgan Chase Bank, N.A. (“JPMorgan”), pursuant to a letter agreement executed by JP Morgan (together with the JPM Note, the “JPM Agreement”) that provided for a $50.0 million uncommitted line of credit bridge facility (the “JPM Bridge Facility”). The SunTrust Term Loan, the SunTrust Revolver and the JPM Bridge Facility were each funded on January 9, 2012, and provided the financing for the Arrowhead acquisition. The SunTrust Agreement amended and restated the Prior Loan Agreement. The SunTrust Revolver and JPM Bridge Facility were paid off by the JPM Term Loan (defined below).

The maturity date for the SunTrust Term Loan and the SunTrust Revolver is December 31, 2016, at which time all outstanding principal and unpaid interest will be due. Both the SunTrust Term Loan and the SunTrust Revolver may be increased by up to $50.0 million (bringing the total amount available to $150.0 million for the SunTrust Term Loan and $100.0 million for the SunTrust Revolver). The calculation of interest and fees for the SunTrust Agreement is generally based on the Company’s funded debt-to-EBITDA ratio. Interest is charged at a rate equal to 1.00% to 1.40% above LIBOR or 1.00% below the Base Rate, each as more fully described in the SunTrust Agreement. Fees include an up-front fee, an availability fee of 0.175% to 0.25%, and a letter of credit margin fee of 1.00% to 1.40%. The obligations under the SunTrust Term Loan and SunTrust Revolver are unsecured and the SunTrust Agreement includes various covenants, limitations and events of default that are customary for similar facilities for similar borrowers and that are substantially similar to those contained in the Prior Loan Agreement. As of March 31, 2014 and December 31, 2013, there was an outstanding balance of $100.0 million under the SunTrust Term Loan.

The maturity date for the JPM Bridge Facility was February 3, 2012, at which time all outstanding principal and unpaid interest would have been due. On January 26, 2012, the Company entered into a term loan agreement (the “JPM Agreement”) with JPMorgan that provided for a $100.0 million term loan (the “JPM Term Loan”). The JPM Term Loan was fully funded on January 26, 2012, and provided the financing to fully repay (1) the JPM Bridge Facility and (2) the SunTrust Revolver. As a result of the January 26, 2012 financing and repayments, the JPM Bridge Facility was terminated and the SunTrust Revolver’s amount outstanding was reduced to zero. At March 31, 2014 and December 31, 2013, there were no borrowings against the SunTrust Revolver.

The maturity date for the JPM Term Loan is December 31, 2016, at which time all outstanding principal and unpaid interest will be due. Interest is charged at a rate equal to the Alternative Base Rate or 1.00% above the Adjusted LIBOR Rate, each as more fully described in the JPM Agreement. Fees include an up-front fee. The obligations under the JPM Term Loan are unsecured and the JPM Agreement includes various covenants, limitations and events of default that are customary for similar facilities for similar borrowers. As of March 31, 2014 and December 31, 2013, there was an outstanding balance of $100.0 million under the JPM Term Loan.

On July 1, 2013, in conjunction with the acquisition of Beecher Carlson, the Company entered into: (1) a revolving loan agreement (the “Wells Fargo Agreement”) with Wells Fargo Bank, N.A. that provides for a $50.0 million revolving line of credit (the “Wells Fargo Revolver”) and (2) a term loan agreement (the “Bank of America Agreement”) with Bank of America, N.A. (“Bank of America”) that provides for a $30.0 million term loan (the “Bank of America Term Loan”).

The maturity date for the Wells Fargo Revolver is December 31, 2016, at which time all outstanding principal and unpaid interest will be due. The Wells Fargo Revolver may be increased by up to $50.0 million (bringing the total amount available to $100.0 million). The calculation of interest and fees for the Wells Fargo Agreement is generally based on the Company’s funded debt-to-EBITDA ratio. Interest is charged at a rate equal to 1.00% to 1.40% above LIBOR or 1.00% below the Base Rate, each as more fully described in the Wells Fargo Agreement. Fees include an up-front fee, an availability fee of 0.175% to 0.25%, and a letter of credit margin fee of 1.00% to 1.40%. The obligations under the Wells Fargo Revolver are unsecured and the Wells Fargo Agreement includes various covenants, limitations and events of default that are customary for similar facilities for similar borrowers. The Wells Fargo Revolver was drawn down in the amount of $30.0 million on July 1, 2013. There were no borrowings against the Wells Fargo Revolver as of March 31, 2014 and December 31, 2013.

The maturity date for the Bank of America Term Loan is December 31, 2016, at which time all outstanding principal and unpaid interest will be due. The calculation of interest for the Bank of America Agreement is generally based on the Company’s fixed charge coverage ratio. Interest is charged at a rate equal to the Alternative Base Rate or 1.00% to 1.40% above the Adjusted LIBOR Rate, each as more fully described in the Bank of America Agreement. Fees include an up-front fee. The obligations under the Bank of America Term Loan are unsecured and the Bank of America Agreement includes various covenants, limitations and events of default that are customary for similar facilities for similar borrowers. The Bank of America Term Loan was funded in the amount of $30.0 million on July 1, 2013. As of March 31, 2014 and December 31, 2013 there was an outstanding balance of $30.0 million under the Bank of America Term Loan.

On April 17, 2014, as described in Note 11, Subsequent Events, we entered into a credit agreement with JPMorgan Chase Bank, N.A. as administrative agent and certain other banks as co-syndication agents and co-documentation agents (the “Credit Agreement”). The Credit Agreement in the amount of $1,350.0 million provides for an unsecured revolving credit facility in the initial amount of $800.0 million and unsecured term loans in the initial amount of $550.0 million, either or both of which may, subject to lenders’ discretion, potentially be increased by up to $500.0 million (the “Facility”). The Facility terminates on April 16, 2019, but either or both of the revolving credit facility and the term loans may be extended for two additional one-year periods at the Company’s request and at the discretion of the respective lenders. Interest and facility fees in respect to the Facility are based on the better of the Company’s net debt leverage ratio or a non-credit enhanced senior unsecured long-term debt rating. Based on the Company’s net debt leverage ratio, the rates of interest for the first two quarters will be 1.375% above the adjusted LIBOR rate for outstanding amounts drawn under the revolving loans and term loans. There are fees included in the facility fee based on the revolving credit commitments of the lenders (whether used or unused) and letter of credit fees based on the amounts of outstanding secured or unsecured letters of credit. The Facility includes various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers. As of the date of filing this Form 10-Q, there are no amounts outstanding under the Facility.

The 30-day LIBOR and Adjusted LIBOR Rate as of March 31, 2014 were 0.15% and 0.19%, respectively.

The Notes, the New Master Agreement, the SunTrust Agreement and the JPM Agreement all require that we maintain certain financial ratios and comply with certain other covenants. We were in compliance with all such covenants as of March 31, 2014 and December 31, 2013.

Neither we nor our subsidiaries has ever incurred off-balance sheet obligations through the use of, or investment in, off-balance sheet derivative financial instruments or structured finance or special purpose entities organized as corporations, partnerships or limited liability companies or trusts.

We believe that our existing cash, cash equivalents, short-term investment portfolio and funds generated from operations, together with the SunTrust Revolver, the New Master Agreement, the Wells Fargo Revolver, and Credit Agreement and the Facility, will be sufficient to satisfy our normal liquidity needs through at least the end of 2014. These liquidity needs include the total net consideration of $602.5 million to be paid for the ownership interests of Wright (in addition, contingent consideration of up to $37.5 million that may be payable if Wright completes certain agreed-upon acquisitions prior to closing). We currently anticipate financing this transaction with a combination of cash and proceeds from the Facility. We may in the future seek to raise additional capital through either the private or public debt markets to increase our cash and debt capacity. Additionally, we believe that funds generated from future operations will be sufficient to satisfy our normal liquidity needs, including the required annual principal payments on our long-term debt.

Historically, much of our cash generated by operations has been used for acquisitions. If additional acquisition opportunities should become available that exceed our current cash flow, we believe that given our relatively low debt-to-total-capitalization ratio, we would be able to raise additional capital through either the private or public debt markets. This incurrence of additional debt, however, could negatively impact our capital structure and liquidity. In addition, if we are unable to raise as much additional debt as we want, or at all, we could issue additional equity to finance an acquisition which could have a dilutive effect on our current shareholders.

For further discussion of our cash management and risk management policies, see Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and equity prices. We are exposed to market risk through our investments, revolving credit line and term loan agreements.

Our invested assets are held as cash and cash equivalents, restricted cash and investments, available-for-sale marketable equity securities, non-marketable equity securities and certificates of deposit. These investments are subject to interest rate risk and equity price risk. The fair values of our cash and cash equivalents, restricted cash and investments, and certificates of deposit at March 31, 2014, and December 31, 2013, approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.

We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation (the “Evaluation”) required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of March 31, 2014. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CEO and CFO Certifications

Exhibits 31.1 and 31.2 are the Certifications of the CEO and the CFO, respectively. The Certifications are supplied in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This Item 4 of Part I of this Quarterly Report on Form 10-Q is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II

ITEM 1. LEGAL PROCEEDINGS

In Item 3 of Part I of the Company’s Annual Report on Form 10-K for its fiscal year ending December 31, 2013, certain information concerning certain legal proceedings and other matters was disclosed. Such information was current as of the date of filing. During the Company’s fiscal quarter ending March 31, 2014, no new legal proceedings, or material developments with respect to existing legal proceedings, occurred which require disclosure in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

There were no material changes in the risk factors previously disclosed in Item 1A, “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4. OTHER INFORMATION

Submission of Matters to a Vote of Security Holders

On May 7, 2014, Brown & Brown, Inc. (the “Company”) held its Annual Meeting of Shareholders (the “Meeting”).

Proxies for the Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to the Company’s solicitation.

A total of 145,421,961 shares were outstanding and entitled to vote as of March 3, 2014 (the record date for the Meeting). Of this amount 132,451,078 shares, representing approximately 91% of the total number of shares outstanding, were represented in person or by proxy, constituting a quorum for the transaction of business, and were voted at the Meeting.

At the Meeting, shareholders elected J. Hyatt Brown, Samuel P. Bell, III, Hugh M. Brown, J. Powell Brown, Bradley Currey, Jr., Theodore J. Hoepner, James S. Hunt, Toni Jennings, Timothy R.M. Main, H. Palmer Proctor, Jr., Wendell S. Reilly and Chilton D. Varner to serve as directors until the next annual meeting of shareholders and until their respective successors are elected and qualified.

The table below sets out the number of votes cast for, and votes withheld from, each director nominee:

Directors	Votes For	Votes Withheld

J. Hyatt Brown	115,363,091	6,604,876
Samuel P. Bell II	121,072,430	895,537
Hugh M. Brown	121,699,770	268,197
J. Powell Brown	121,211,997	755,970
Bradley Currey, Jr.	121,061,443	906,524
Theodore J. Hoepner	121,084,038	883,929
James S. Hunt	121,909,690	58,277
Toni Jennings	121,825,129	142,838
Timothy R.M. Main	108,771,858	13,196,109
H. Palmer Proctor, Jr.	121,911,307	56,660
Wendell S. Reilly	121,884,323	83,644
Chilton D. Varner	121,874,048	93,919

The shareholders also ratified the appointment of Deloitte & Touche LLP as the Company’s independent registered public accountants for the fiscal year ending December 31, 2014. Of the shares voted, 131,481,536 voted in favor, 891,054 voted against and 78,488 abstained.

In addition, the shareholders approved, on an advisory basis, the compensation of the Named Executive Officers. Of the shares voted, 120,070,003 voted in favor, 1,762,153 voted against and 135,809 abstained. There were also 10,483,113 broker non-votes.

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this Report:

3.1	Articles of Amendment to Articles of Incorporation (adopted April 24, 2003) (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 2003), and Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 1999).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on March 2, 2012).

10.1	Agreement and Plan of Merger by and among The Wright Insurance Group, LLC, Brown & Brown, Inc., Brown & Brown Acquisition Group, LLC and Teiva Securityholders Representative, LLC, solely in its capacity as the Representative dated January 15, 2014.

10.2	Executive Employment Agreement, effective as of February 17, 2014, between the Registrant and R. Andrew Watts.

10.3	Transition Equity Bonus Performance-Triggered Stock Grant Agreement, effective as of February 17, 2014, between the Registrant and R. Andrew Watts.

10.4	Credit Agreement dated as of April 16, 2014, among the Registrant, JPMorgan Chase Bank., N.A., Bank of America, N.A., Royal Bank of Canada and SunTrust Bank, et al.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN & BROWN, INC.

/S/ R. Andrew Watts
Date: May 12, 2014	R. Andrew Watts
Executive Vice President, Chief Financial Officer and Treasurer (duly authorized officer, principal financial officer and principal accounting officer)