Form 10-Q
period 2014-06-30
BROWN & BROWN INC
filed 2014-08-07
CIK 79282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of the Registrant’s common stock, $.10 par value, outstanding as of June 30, 2014 was 144,544,117.

BROWN & BROWN, INC.

Disclosure Regarding Forward-Looking Statements

Brown & Brown, Inc., together with its subsidiaries (collectively, “we,” “Brown & Brown” or the “Company”), make “forward-looking statements” within the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995, as amended, throughout this report and in the documents we incorporate by reference into this report. You can identify these statements by forward-looking words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “plan” and “continue” or similar words. We have based these statements on our current expectations about potential future events. Although we believe the expectations expressed in the forward-looking statements included in this Form 10-Q and the reports, statements, information and announcements incorporated by reference into this report are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. Many of these factors have previously been identified in filings or statements made by us or on our behalf. Important factors which could cause our actual results to differ materially from the forward-looking statements in this report include the following items, in addition to those matters described in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

•	Projections of revenues, income, losses, cash flows, capital expenditures;

•	Future prospects;

•	Plans for future operations;

•	Expectations of the economic environment;

•	Material adverse changes in economic conditions in the markets we serve and in the general economy;

•	Future regulatory actions and conditions in the states in which we conduct our business;

•	Competition from others in the insurance agency, wholesale brokerage, insurance programs and service business;

•	The occurrence of adverse economic conditions, an adverse regulatory climate, or a disaster in California, Florida, Georgia, Illinois, Indiana, Kansas, Massachusetts, Michigan, New Jersey, New York, North Carolina, Oregon, Pennsylvania, Texas, Virginia and Washington, because a significant portion of business written by Brown & Brown is for customers located in these states;

•	The integration of our operations with those of businesses or assets we have acquired, including our acquisition of The Wright Insurance Group, LLC (“Wright”), and the failure to realize the expected benefits of such acquisition and integration;

•	Exposure units, and premium rates set by insurance companies which have traditionally varied and are difficult to predict;

•	Our ability to forecast liquidity needs through at least the end of 2014;

•	Our ability to renew or replace expiring leases;

•	Outcome of legal proceedings and governmental investigations;

•	Policy cancellations which can be unpredictable;

•	Potential changes to the tax rate that would affect the value of deferred tax assets and liabilities;

•	The inherent uncertainty in making estimates, judgments, and assumptions in the preparation of financial statements in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”);

•	The performance of acquired businesses and its effect on estimated acquisition earn-out payable; and

•	Other risks and uncertainties as may be detailed from time to time in our public announcements and Securities and Exchange Commission (“SEC”) filings.

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

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share data)	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
REVENUES
Commissions and fees	$394,690	$324,150	$756,697	$657,943
Investment income	194	239	297	425
Other income, net	2,880	1,403	4,364	2,436

Total revenues	397,764	325,792	761,358	660,804

EXPENSES
Employee compensation and benefits	196,397	163,514	380,507	323,012
Non-cash stock-based compensation	5,994	3,623	13,509	7,473
Other operating expenses	60,546	47,397	113,007	93,736
Amortization	20,623	16,121	38,499	32,282
Depreciation	5,242	4,263	9,882	8,430
Interest	7,004	3,997	11,076	7,981
Change in estimated acquisition earn-out payables	177	656	6,260	2,178

Total expenses	295,983	239,571	572,740	475,092

Income before income taxes	101,781	86,221	188,618	185,712

Income taxes	40,026	34,214	74,448	73,574

Net income	$61,755	$52,007	$114,170	$112,138

Net income per share:
Basic	$0.43	$0.36	$0.79	$0.78

Diluted	$0.42	$0.36	$0.78	$0.77

Dividends declared per share	$0.1000	$0.0900	$0.2000	$0.1800

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except per share data)	June 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$309,107	$202,952
Restricted cash and investments	300,354	250,009
Short-term investments	12,300	10,624
Premiums, commissions and fees receivable	433,113	395,915
Reinsurance recoverable	28,109	—
Prepaid reinsurance premiums	309,020	—
Deferred income taxes	16,312	29,276
Other current assets	50,920	39,260

Total current assets	1,459,235	928,036

Fixed assets, net	86,370	74,733
Goodwill	2,509,280	2,006,173
Amortizable intangible assets, net	828,961	618,888
Investments	19,194	16
Other assets	27,432	21,662

Total assets	$4,930,472	$3,649,508

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Premiums payable to insurance companies	$634,797	$534,360
Losses and loss adjustment expense	28,109	—
Unearned premiums	309,020	—
Premium deposits and credits due customers	98,532	80,959
Accounts payable	55,856	34,158
Accrued expenses and other liabilities	137,695	157,400
Current portion of long-term debt	6,609	100,000

Total current liabilities	1,270,618	906,877

Long-term debt	1,168,125	380,000

Deferred income taxes, net	337,520	291,704

Other liabilities	72,695	63,786

Shareholders’ Equity:
Common stock, par value $0.10 per share; authorized 280,000 shares; issued 145,389 and outstanding 144,544 at 2014 and issued and outstanding 145,419 at 2013	14,539	14,542
Additional paid-in capital	386,233	371,960
Treasury stock, at cost 845 and 0 shares at 2014 and 2013, respectively	(25,025)	—
Retained earnings	1,705,767	1,620,639

Total shareholders’ equity	2,081,514	2,007,141

Total liabilities and shareholders’ equity	$4,930,472	$3,649,508

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended June 30,
(in thousands)	2014	2013
Cash flows from operating activities:
Net income	$114,170	$112,138
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	38,499	32,282
Depreciation	9,882	8,430
Non-cash stock-based compensation	13,509	7,473
Change in estimated acquisition earn-out payables	6,260	2,178
Deferred income taxes	14,425	20,922
Income tax benefit from exercise of shares from the stock benefit plans	(2,467)	(307)
Net gain on sales of investments, fixed assets and customer accounts	(2,804)	(974)
Payments on acquisition earn-outs in excess of original estimated payables	(2,539)	(1,926)
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Restricted cash and investments (increase)	(50,345)	(45,974)
Premiums, commissions and fees receivable (increase)	(21,396)	(6,307)
Reinsurance recoverables (increase)	(2,871)	—
Prepaid reinsurance premiums (increase)	(20,007)	—
Other assets (increase)	(14,295)	(1,386)
Premiums payable to insurance companies increase	74,646	69,008
Premium deposits and credits due customers increase (decrease)	17,542	(1,651)
Losses and loss adjustment expense increase	2,871	—
Unearned premiums increase	20,007	—
Accounts payable increase	35,461	6,725
Accrued expenses and other liabilities (decrease) increase	(34,714)	27,517
Other liabilities (decrease)	(18,232)	(6,263)

Net cash provided by operating activities	177,602	221,885

Cash flows from investing activities:
Additions to fixed assets	(12,577)	(7,123)
Payments for businesses acquired, net of cash acquired	(694,737)	(14,384)
Proceeds from sales of fixed assets and customer accounts	3,207	513
Purchases of investments	(8,515)	(9,935)
Proceeds from sales of investments	8,371	5,914

Net cash used in investing activities	(704,251)	(25,015)

Cash flows from financing activities:
Proceeds from long-term debt	550,000	—
Payments on long-term debt	(230,000)	(60)
Payments on acquisition earn-outs	(8,890)	(6,153)
Borrowings on revolving credit facilities	375,000	—
Income tax benefit from exercise of shares from the stock benefit plans	2,467	307
Issuances of common stock for employee stock benefit plans	942	725
Repurchase stock benefit plan shares for employees to fund tax withholdings	(2,648)	(73)
Purchase of treasury stock	(25,025)	—
Cash dividends paid	(29,042)	(25,912)

Net cash provided by (used in) financing activities	632,804	(31,166)

Net increase in cash and cash equivalents	106,155	165,704
Cash and cash equivalents at beginning of period	202,952	219,821

Cash and cash equivalents at end of period	$309,107	$385,525

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1· Nature of Operations

Brown & Brown, Inc., a Florida corporation, and its subsidiaries (collectively, “Brown & Brown” or the “Company”) is a diversified insurance agency, wholesale brokerage, insurance programs and services organization that markets and sells to its customers insurance products and services, primarily in the property and casualty area. Brown & Brown’s business is divided into four reportable segments: the Retail Division, which provides a broad range of insurance products and services to commercial, public entity, professional and individual customers; the National Programs Division, acting as a managing general agent (“MGA”), provides professional liability and related package products for certain professionals, flood coverage, targeted products and services designated for specific industries, trade groups, governmental entities and market niches all of which are delivered through nationwide networks of independent agents, and markets; the Wholesale Brokerage Division, which markets and sells excess and surplus commercial insurance and reinsurance, primarily through independent agents and brokers; and the Services Division, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside services, Social Security disability and Medicare benefits advocacy services, and catastrophe claims adjusting services. In addition, as the result of our acquisition of the stock of The Wright Insurance Group, LLC (“Wright”), in May 2014, we own a flood insurance carrier that is a Wright subsidiary. This carrier’s business consists of policies written pursuant to the National Flood Insurance Program (“NFIP”), the program administered by the Federal Emergency Management Agency (“FEMA”) and several excess flood insurance policies which are fully reinsured.

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

Results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014

NOTE 3· Net Income Per Share

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

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share data)	2014	2013	2014	2013
Net income	$61,755	$52,007	$114,170	$112,138
Net income attributable to unvested awarded performance stock	(1,531)	(1,157)	(2,915)	(2,467)

Net income attributable to common shares	$60,224	$50,850	$111,255	$109,671

Weighted average number of common shares outstanding – basic	144,840	144,041	145,133	143,984
Less unvested awarded performance stock included in weighted average number of common shares outstanding – basic	(3,590)	(3,205)	(3,705)	(3,168)

Weighted average number of common shares outstanding for basic earnings per common share	141,250	140,836	141,428	140,816
Dilutive effect of stock options	1,782	2,185	1,741	2,122

Weighted average number of shares outstanding – diluted	143,032	143,021	143,169	142,938

Net income per share:
Basic	$0.43	$0.36	$0.79	$0.78

Diluted	$0.42	$0.36	$0.78	$0.77

NOTE 4· Business Combinations

Acquisitions in 2014

During the six months ended June 30, 2014, Brown & Brown acquired the assets and assumed certain liabilities of five insurance intermediaries, all of the stock of one insurance intermediary that owns an insurance carrier and a book of business (customer accounts). Additionally, miscellaneous adjustments were recorded to the purchase price allocation of certain prior acquisitions completed within the last twelve months as permitted by ASC Topic 805 — Business Combinations (“ASC 805”). The aggregate purchase price of these acquisitions and the miscellaneous adjustments totaled $1,140,408,000 including $720,102,000 of cash payments, the issuance of $125,000 in other payables, the assumption of $407,023,000 of liabilities and $13,158,000 of recorded earn-out payables. All of these acquisitions were acquired primarily to expand Brown & Brown’s core business and to attract and hire high-quality individuals. Acquisition purchase prices are typically based on a multiple of average annual operating profit earned over a one- to three-year period within a minimum and maximum price range. The recorded purchase price for all acquisitions consummated after January 1, 2009 included an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations will be recorded in the Condensed Consolidated Statement of Income when incurred.

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

Based on the acquisition date and the complexity of the underlying valuation work, certain amounts included in the Company’s Condensed Consolidated Financial Statements may be provisional and thus subject to further adjustments within the permitted measurement period, as defined in ASC 805. For the six months ended June 30, 2014, several adjustments were made within the permitted measurement period that resulted in an increase in the aggregate purchase price of the affected acquisitions of $33,000 relating to the assumption of certain liabilities.

The following table summarizes the aggregate purchase price allocations made as of the date of the acquisitions for the current-year acquisitions and adjustments made during the measurement period for prior-year acquisitions:

(in thousands)
Name	Business Segment	Effective Date of Acquisition	Cash Paid	Other Payable	Recorded Earn-Out Payable	Net Assets Acquired	Maximum Potential Earn- Out Payable
The Wright Insurance Group, LLC.	National Programs	May 1, 2014	610,158	—	—	610,158	—
Pacific Resources Benefits Advisors, LLC	Retail	May 1, 2014	$90,000	$—	$8,819	$98,819	$35,000
Axia Strategies, Inc.	Wholesale Brokerage	May 1, 2014	9,870	—	1,824	11,694	5,200
Other	Various	Various	10,074	125	2,515	12,714	6,028

Total			$720,102	$125	$13,158	$733,385	$46,228

The following table summarizes the adjustments made to the estimated fair values along with the aggregate assets and liabilities acquired as of the date of each acquisition:

(in thousands)	PacRes	Axia	Wright	Other	Total
Cash	$—	$—	$25,365	$—	$25,365
Other current assets	2,383	—	16,768	436	19,587
Fixed assets	53	24	7,445	1,719	9,241
Reinsurance recoverables	—	—	25,238	—	25,238
Prepaid reinsurance premiums	—	—	289,013	—	289,013
Goodwill	70,255	7,377	417,539	7,936	503,107
Purchased customer accounts	26,460	4,252	213,958	2,842	247,512
Non-compete agreements	21	41	1,119	119	1,300
Other assets	—	—	20,045	—	20,045

Total assets acquired	99,172	11,694	1,016,490	13,052	1,140,408
Other current liabilities	(353)	—	(14,911)	(338)	(15,602)
Losses and loss adjustment expense	—	—	(25,238)	—	(25,238)
Unearned premiums	—	—	(289,013)	—	(289,013)
Deferred income tax, net	—	—	(44,476)	—	(44,476)
Other liabilities	—	—	(32,694)	—	(32,694)

Total liabilities assumed	(353)	—	(406,332)	(338)	(407,023)

Net assets acquired	$98,819	11,694	610,158	$12,714	$733,385

The weighted average useful lives for the acquired amortizable intangible assets are as follows: purchased customer accounts, 15.0 years; and non-compete agreements, 3.3 years.

Goodwill of $503,107,000 was allocated to the Retail, National Programs, Wholesale Brokerage, and Services Divisions in the amounts of $78,395,000, $417,539,000, $(239,000), $7,412,000, respectively. Of the total goodwill of $503,107,000, $148,592,000 is currently deductible for income tax purposes and $341,357,000 is non-deductible. The remaining $13,158,000 relates to the recorded earn-out payables and will not be deductible until it is earned and paid.

The results of operations for the acquisitions completed during 2014 have been combined with those of the Company since the acquisition date. The total revenues and income before income taxes from the acquisitions completed through June 30, 2014, included in the Condensed Consolidated Statement of Income for the six months ended June 30, 2014, were $29,796,000 and $1,294,000, respectively. If the acquisitions had occurred as of the beginning of the period, the Company’s results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

(UNAUDITED)	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share data)	2014	2013	2014	2013
Total revenues	$410,801	$365,964	$812,972	$737,673
Income before income taxes	$106,186	99,431	$206,102	211,003
Net income	$64,427	59,975	$124,753	127,408

Net income per share:
Basic	$0.44	$0.42	$0.86	$0.88
Diluted	$0.44	$0.41	$0.85	$0.87

Weighted average number of shares outstanding:
Basic	141,250	140,836	141,428	140,816
Diluted	143,032	143,021	143,169	142,938

Acquisitions in 2013

During the six months ended June 30, 2013, Brown & Brown acquired the assets and assumed certain liabilities of two insurance intermediaries and a book of business (customer accounts). The aggregate purchase price of these acquisitions was $17,865,000, including $14,366,000 of cash payments, the issuance of $85,000 in other payables, the assumption of $860,000 of liabilities and $2,554,000 of recorded earn-out payables. All of these acquisitions were acquired primarily to expand Brown & Brown’s core businesses and to attract and hire high-quality individuals. Acquisition purchase prices are typically based on a multiple of average annual operating profit earned over a one- to three-year period within a minimum and maximum price range. The recorded purchase price for all acquisitions consummated after January 1, 2009 included an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations will be recorded in the condensed consolidated statement of income when incurred.

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

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition and adjustments made during the measurement period for prior year acquisitions:

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

As of June 30, 2014, the maximum future contingency payments related to all acquisitions totaled $153,019,000, all of which relates to acquisitions consummated subsequent to January 1, 2009.

ASC 805 is the authoritative guidance requiring an acquirer to recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities (with only limited exceptions) upon initially obtaining control of an acquired entity. Additionally, the fair value of contingent consideration arrangements (such as earn-out purchase arrangements) at the acquisition date must be included in the purchase price consideration. As a result, the recorded purchase prices for all acquisitions consummated after January 1, 2009 include an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in these earn-out obligations will be recorded in the condensed consolidated statement of income when incurred. Potential earn-out obligations are typically based upon future earnings of the acquired entities, usually between one and three years.

As of June 30, 2014 and 2013, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3). The resulting additions, payments, and net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the three and six months ended June 30, 2014 and 2013, were as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2014	2013	2014	2013
Balance as of the beginning of the period	$48,806	$49,469	$43,058	$52,987
Additions to estimated acquisition earn-out payables	14,527	2,554	14,807	1,833
Payments for estimated acquisition earn-out payables	(10,814)	(3,761)	(11,429)	(8,080)

Subtotal	52,519	48,262	46,436	46,740

Net change in earnings from estimated acquisition earn-out payables:

Change in fair value on estimated acquisition earn-out payables	(375)	159	5,228	1,156
Interest expense accretion	552	497	1,032	1,022

Net change in earnings from estimated acquisition earn-out payables	177	656	6,260	2,178

Balance as of June 30	$52,696	$48,918	$52,696	$48,918

Of the $52,696,000 estimated acquisition earn-out payables as of June 30, 2014, $20,278,000 was recorded as accounts payable and $32,418,000 was recorded as other non-current liabilities.

NOTE 5· Goodwill

Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. Brown & Brown completed its most recent annual assessment as of November 30, 2013, and identified no impairment as a result of the evaluation.

The changes in the carrying value of goodwill by reportable segment for the six months ended June 30, 2014 are as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Total
Balance as of January 1, 2014	$1,131,257	$467,144	$287,242	$120,530	$2,006,173
Goodwill of acquired businesses	78,395	417,539	7,412	(239)	503,107

Balance as of June 30, 2014	$1,209,652	$884,683	$294,654	$120,291	$2,509,280

NOTE 6· Amortizable Intangible Assets

Amortizable intangible assets at June 30, 2014 and December 31, 2013, consisted of the following:

	June 30, 2014				December 31, 2013
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (Years)(1)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (Years)(1)
Purchased customer accounts	$1,367,293	$(542,432)	$824,861	15.0	$1,120,719	$(505,137)	$615,582	14.9
Non-compete agreements	29,415	(25,315)	4,100	6.8	28,115	(24,809)	3,306	7.0

Total	$1,396,708	$(567,747)	$828,961		$1,148,834	$(529,946)	$618,888

(1)	Weighted average life calculated as of the date of acquisition.

Amortization expense for amortizable intangible assets for the years ending December 31, 2014, 2015, 2016, 2017 and 2018 is estimated to be $82,503,000, $86,861,000, $82,331,000, $79,377,000, and $73,977,000, respectively.

NOTE 7· Long-Term Debt

Long-term debt at June 30, 2014 and December 31, 2013, consisted of the following:

(in thousands)	2014	2013
Unsecured senior notes	$799,734	$480,000
Revolving credit facilities	375,000	—

Total debt	1,174,734	480,000
Less current portion	(6,609)	(100,000)

Long-term debt	$1,168,125	$380,000

In July 2004, the Company completed a private placement of $200.0 million of unsecured senior notes (the “Notes”). The $200.0 million was divided into two series: (1) Series A, which closed on September 15, 2004, for $100.0 million due in 2011 and bore interest at 5.57% per year; and (2) Series B, which closed on July 15, 2004, for $100.0 million due in 2014 and bearing interest at 6.08% per year. The Company has used the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. On September 15, 2011, the $100.0 million of Series A Notes were redeemed on their normal maturity date through use of funds from the Master Agreement (defined below). As of June 30, 2014 and December 31, 2013, there was an outstanding balance on the Series B Notes of $100.0 million. It is management’s intention to pay off the Series B Notes at the time of maturity with proceeds from the revolving portion of the JPM Credit Facility (as described in Note 13, Subsequent Events).

On December 22, 2006, the Company entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). On September 30, 2009, the Company and the Purchaser amended the Master Agreement to extend the term of the agreement until August 20, 2012. The Purchaser also purchased Notes issued by the Company in 2004. The Master Agreement provides for a $200.0 million private uncommitted “shelf” facility for the issuance of senior unsecured notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten years, as the parties may determine. The Master Agreement includes various covenants, limitations and events of default similar to the Notes issued in 2004. The initial issuance of notes under the Master Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.66% per year. On February 1, 2008, $25.0 million in Series D Senior Notes due January 15, 2015, with a fixed interest rate of 5.37% per year, were issued. It is management’s intention to pay off the Series D Senior Notes at the time of maturity with proceeds from the revolving portion of the Credit Facility. On September 15, 2011, and pursuant to a Confirmation of Acceptance (the “Confirmation”), dated January 21, 2011, in connection with the Master Agreement, $100.0 million in Series E Senior Notes were issued and are due September 15, 2018, with a fixed interest rate of 4.50% per year. The Series E Senior Notes were issued for the sole purpose of retiring the Series A Senior Notes. As of June 30, 2014, and December 31, 2013, there was an outstanding debt balance issued under the provisions of the Master Agreement of $150.0 million.

On October 12, 2012, the Company entered into a Master Note Facility Agreement (the “New Master Agreement”) with another national insurance company (the “New Purchaser”). The New Purchaser also purchased Senior Notes issued by the Company in 2004. The New Master Agreement provides for a $125.0 million private uncommitted “shelf” facility for the issuance of unsecured senior notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten years, as the parties may determine. The New Master Agreement includes various covenants, limitations and events of default similar to the Master Agreement. At June 30, 2014 and December 31, 2013, there were no borrowings against this facility.

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

The maturity date for the SunTrust Term Loan and the SunTrust Revolver was December 31, 2016, at which time all outstanding principal and unpaid interest would have been due. Both the SunTrust Term Loan and the SunTrust Revolver were able to be increased by up to $50.0 million (bringing the total amount available to $150.0 million for the SunTrust Term Loan and $100.0 million for the SunTrust Revolver) prior to their termination. The calculation of interest and fees for the SunTrust Agreement was generally based on the Company’s funded debt-to-EBITDA ratio. Interest was charged at a rate equal to 1.00% to 1.40% above LIBOR or 1.00% below the Base Rate, each as more fully described in the SunTrust Agreement. Fees included an up-front fee, an availability fee of 0.175% to 0.25%, and a letter of credit margin fee of 1.00% to 1.40%. The obligations under the SunTrust Term Loan and SunTrust Revolver were unsecured and the SunTrust Agreement included various covenants, limitations and events of default that are customary for similar facilities for similar borrowers and that are substantially similar to those contained in the Prior Loan Agreement. On May 20, 2014, in connection with closing the Wright acquisition and funding of the Credit Facility (as defined below), the SunTrust Term Loan was paid in full using proceeds from the Credit Facility (as defined below) and the SunTrust Revolver was also terminated at that time.

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

The maturity date for the JPM Term Loan was December 31, 2016, at which time all outstanding principal and unpaid interest would have been due. Interest was charged at a rate equal to the Alternative Base Rate or 1.00% above the Adjusted LIBOR Rate, each as more fully described in the JPM Agreement. Fees included an up-front fee. The obligations under the JPM Term Loan were unsecured and the JPM Agreement includes various covenants, limitations and events of default that are customary for similar facilities for similar borrowers. On May 20, 2014, in connection with closing the Wright acquisition and funding of the Credit Facility (as defined below), the JPM Term Loan was paid in full and terminated using proceeds from the Credit Facility (as defined below).

On July 1, 2013, in conjunction with the acquisition of Beecher Carlson, the Company entered into: (1) a revolving loan agreement (the “Wells Fargo Agreement”) with Wells Fargo Bank, N.A. that provides for a $50.0 million revolving line of credit (the “Wells Fargo Revolver”) and (2) a term loan agreement (the “Bank of America Agreement”) with Bank of America, N.A. (“Bank of America”) that provided for a $30.0 million term loan (the “Bank of America Term Loan”).

The maturity date for the Wells Fargo Revolver is December 31, 2016, at which time all outstanding principal and unpaid interest will be due. The Wells Fargo Revolver may be increased by up to $50.0 million (bringing the total amount available to $100.0 million). The calculation of interest and fees for the Wells Fargo Agreement is generally based on the Company’s funded debt-to-EBITDA ratio. Interest is charged at a rate equal to 1.00% to 1.40% above LIBOR or 1.00% below the Base Rate, each as more fully described in the Wells Fargo Agreement. Fees include an up-front fee, an availability fee of 0.175% to 0.25%, and a letter of credit margin fee of 1.00% to 1.40%. The obligations under the Wells Fargo Revolver are unsecured and the Wells Fargo Agreement includes various covenants, limitations and events of default that are customary for similar facilities for similar borrowers. The Wells Fargo Revolver was drawn down in the amount of $30.0 million on July 1, 2013. As of April 16, 2014, in connection with the agreement of the Credit Facility (as defined below), an amendment to the agreement was established to reduce the total revolving loan commitment from $50.0 million to $25.0 million. There were no borrowings against the Wells Fargo Revolver as of June 30, 2014 and December 31, 2013.

The maturity date for the Bank of America Term Loan was December 31, 2016, at which time all outstanding principal and unpaid interest would have been due. The calculation of interest for the Bank of America Agreement was generally based on the Company’s fixed charge coverage ratio. Interest was charged at a rate equal to the Alternative Base Rate or 1.00% to 1.40% above the Adjusted LIBOR Rate, each as more fully described in the Bank of America Agreement. Fees included an up-front fee. The obligations under the Bank of America Term Loan were unsecured and the Bank of America Agreement included various covenants, limitations and events of default that are customary for similar facilities for similar borrowers. The Bank of America Term Loan was funded in the amount of $30.0 million on July 1, 2013. On May 20, 2014, in connection with closing the Wright acquisition and funding of the Credit Facility, the term loan was paid in full using proceeds from the Credit Facility (as defined below).

The 30-day Adjusted LIBOR Rate as of June 30, 2014 was 0.19%.

On April 17, 2014, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A. as administrative agent and certain other banks as co-syndication agents and co-documentation agents (the “Credit Agreement”). The Credit Agreement in the amount of $1,350.0 million provides for an unsecured revolving credit facility in the initial amount of $800.0 million and unsecured term loans in the initial amount of $550.0 million, either or both of which may, subject to lenders’ discretion, potentially be increased by up to $500.0 million. The Credit Facility was funded on May 20, 2014 in conjunction with the closing of the Wright acquisition, with the $550.0 million term loan being funded as well as a drawdown of $375.0 million on the revolving loan facility. Use of these proceeds were to retire existing term loan debt including the JPM Term Loan Agreement, SunTrust Term Loan Agreement and Bank of America Term Loan Agreement in total of $230.0 million (as described above) and to facilitate the closing of the Wright acquisition as well as other acquisitions. The Credit Facility terminates on May 20, 2019, but either or both of the revolving credit facility and the term loans may be extended for two additional one-year periods at the Company’s request and at the discretion of the respective lenders. Interest and facility fees in respect to the Credit Facility are based on the better of the Company’s net debt leverage ratio or a non-credit enhanced senior unsecured long-term debt rating. Based on the Company’s net debt leverage ratio, the rates of interest for the first two quarters charged on the term loan and revolving loan will be 1.375% and 1.175% respectively and above the adjusted LIBOR rate for outstanding amounts drawn. There are fees included in the facility which include a facility fee based on the revolving credit commitments of the lenders (whether used or unused) at a rate of 0.20% and letter of credit fees based on the amounts of outstanding secured or unsecured letters of credit. The Credit Facility includes various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers. As of June 30, 2014, there was an outstanding debt balance issued under the provisions of the Credit Facility in total of $925.0 million.

The Notes, the Master Agreement and the Credit Facility Agreement all require the Company to maintain certain financial ratios and comply with certain other covenants. The Company was in compliance with all such covenants as of June 30, 2014 and December 31, 2013.

NOTE 8· Supplemental Disclosures of Cash Flow Information and Non-Cash Financing and Investing Activities

	For the six months ended June 30,
(in thousands)	2014	2013
Cash paid during the period for:
Interest	$11,070	$7,660
Income taxes	$58,079	$52,077

Brown & Brown’s significant non-cash investing and financing activities are summarized as follows:

	For the six months ended June 30,
(in thousands)	2014	2013
Other payable issued for purchased customer accounts	$125	$257
Estimated acquisition earn-out payables and related charges	$13,158	$1,833
Notes received on the sale of fixed assets and customer accounts	$131	$614

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

Although the ultimate outcome of such matters cannot be ascertained and liabilities in indeterminate amounts may be imposed on Brown & Brown, Inc. or its subsidiaries, on the basis of present information, availability of insurance and legal advice, it is the opinion of management that the disposition or ultimate determination of such claims will not have a material adverse effect on the Company’s condensed consolidated financial position. However, as (i) one or more of the Company’s insurance companies could take the position that portions of these claims are not covered by the Company’s insurance, (ii) to the extent that payments are made to resolve claims and lawsuits, applicable insurance policy limits are eroded, and (iii) the claims and lawsuits relating to these matters are continuing to develop, it is possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by unfavorable resolutions of these matters.

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

Brown & Brown conducts all of its operations within the United States of America, except for one wholesale brokerage operation based in London, England, and retail operations in Bermuda and the Cayman Islands. These three operations earned $3.8 million and $2.8 million of total revenues for the three months ended June 30, 2014 and 2013, respectively. These operations earned $7.0 million and $5.9 million of total revenues for the six months ended June 30, 2014 and 2013, respectively. Additionally, these operations earned $12.2 million of total revenues for the year ended December 31, 2013. Long-lived assets held outside of the United States during the six months ended June 30, 2014 and 2013 were not material.

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

	For the three months ended June 30, 2014
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$210,976	$90,875	$60,059	$35,757	$97	$397,764
Investment income	$16	$66	$7	$—	$105	$194
Amortization	$10,457	$6,214	$2,932	$1,010	$10	$20,623
Depreciation	$1,614	$1,842	$670	$628	$488	$5,242
Interest expense	$11,224	$12,447	$523	$1,971	$(19,161)	$7,004
Income before income taxes	$49,098	$9,685	$17,376	$5,008	$20,614	$101,781
Total assets	$3,166,802	$2,406,240	$990,355	$278,137	$(1,911,062)	$4,930,472
Capital expenditures	$1,567	$5,159	$517	$244	$363	$7,850

	For the three months ended June 30, 2013
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$171,819	$68,354	$54,823	$30,403	$393	$325,792
Investment income	$23	$5	$4	$—	$207	$239
Amortization	$8,789	$3,511	$2,887	$925	$9	$16,121
Depreciation	$1,371	$1,326	$716	$401	$449	$4,263
Interest expense	$5,649	$5,590	$723	$1,883	$(9,848)	$3,997
Income before income taxes	$44,482	$11,226	$15,760	$2,589	$12,164	$86,221
Total assets	$2,501,084	$1,224,175	$925,901	$246,235	$(1,571,075)	$3,326,320
Capital expenditures	$1,488	$1,420	$561	$379	$328	$4,176

	For the six months ended June 30, 2014
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$413,667	$165,045	$115,079	$67,399	$168	$761,358
Investment income	$32	$71	$11	$2	$181	$297
Amortization	$20,608	$9,989	$5,815	$2,067	$20	$38,499
Depreciation	$3,198	$3,309	$1,320	$1,091	$964	$9,882
Interest expense	$21,937	$17,888	$942	$3,941	$(33,632)	$11,076
Income before income taxes	$90,343	$25,808	$30,114	$7,823	$34,530	$188,618
Total assets	$3,166,802	$2,406,240	$990,355	$278,137	$(1,911,062)	$4,930,472
Capital expenditures	$3,679	$6,857	$999	$535	$507	$12,577

	For the six months ended June 30, 2013
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$346,387	$137,294	$103,520	$73,050	$553	$660,804
Investment income	$46	$10	$9	$1	$359	$425
Amortization	$17,600	$7,030	$5,784	$1,849	$19	$32,282
Depreciation	$2,742	$2,574	$1,423	$798	$893	$8,430
Interest expense	$11,849	$11,284	$1,478	$3,804	$(20,434)	$7,981
Income before income taxes	$90,693	$25,238	$26,122	$16,542	$27,117	$185,712
Total assets	$2,501,084	$1,224,175	$925,901	$246,235	$(1,571,075)	$3,326,320
Capital expenditures	$2,823	$2,312	$1,097	$498	$393	$7,123

NOTE 11· Investments

Investments at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014 Carrying Value		December 31,2013 Carrying Value
(in thousands)	Current	Non- Current	Current	Non- Current
Certificates of deposit, U.S. Treasury securities and obligations of U.S. Government agencies, Corporate debt and other securities	$12,300	$19,021	$10,624	$16

Certificates of deposit and other securities with maturities of less than one year are classified as short-term investments and are carried at fair value, which approximates cost. Fixed maturity securities are classified as available-for-sale and are carried at fair value. The contractual cash flows of the U.S. Treasury Securities and obligations of U.S. Government agencies investments are either guaranteed by the U.S. Government or an agency of the U.S. Government. The corporate securities are highly rated securities with no indicators of potential impairment.

NOTE 12· Reinsurance

The Company protects itself from claims related losses by reinsuring all claims related risk exposure. The only line of insurance the Company writes is flood insurance associated with the Wright acquisition, with all exposure reinsured with the FEMA for basic admitted policies conforming to the NFIP. For excess flood insurance policies, all exposure is reinsured with a reinsurance carrier. Reinsurance does not legally discharge the ceding insurer from the primary liability for the full amount due under the reinsured policies. Reinsurance premiums, commissions, expense reimbursement and related reserves related to ceded business are accounted for on a basis consistent with the accounting for the original policies issued and the terms of reinsurance contracts. Premiums earned and losses and loss adjustment expenses incurred are reported net of reinsurance amounts. Other underwriting expenses are shown net of earned ceding commission income. The liabilities for unpaid losses and loss adjustment expenses and unearned premiums are reported gross of ceded reinsurance recoverable.

Balances due from reinsurers on unpaid losses and loss adjustment expenses, including an estimate of such recoverables related to reserves for incurred but not reported (“IBNR”) losses, are reported as assets and are included in reinsurance recoverable even though amounts due on unpaid loss and loss adjustment expense are not recoverable from the reinsurer until such losses are paid. The Company does not believe it is exposed to any material credit risk through its reinsurance as the reinsurer is the FEMA for basic admitted flood policies and a national reinsurance carrier for excess flood policies, which is rated A+ from AM Best. Historically, no amounts due from reinsurance have been written off as uncollectible.

NOTE 13· Subsequent Events

On July 15, 2014, the Series B Senior Notes totaling $100.0 million matured and the principal plus remaining interest were paid off. In a planned event to retire the notes on the maturity date, the Company borrowed $100.0 million from the revolving portion of the JPM Credit Facility Revolving Loan. The Company has an outstanding balance of $475.0 million of the $800.0 million revolving portion of the JPM Credit Facility Revolving Loan.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION UPDATES THE MD&A CONTAINED IN THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013, AND THE TWO DISCUSSIONS SHOULD BE READ TOGETHER.

GENERAL

We are a diversified insurance agency, wholesale brokerage, insurance programs and services organization headquartered in Daytona Beach, Florida. As an insurance intermediary, our principal sources of revenue are commissions paid by insurance companies and, to a lesser extent, fees paid directly by customers. Commission revenues generally represent a percentage of the premium paid by an insured and are materially affected by fluctuations in both premium rate levels charged by insurance companies and the insureds’ underlying “insurable exposure units,” which are units that insurance companies use to measure or express insurance exposed to risk (such as property values, or sales and payroll levels) to determine what premium to charge the insured. Insurance companies establish these premium rates based upon many factors, including reinsurance rates paid by such insurance companies, none of which we control.

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

We attempt to foster a strong, decentralized sales culture with a goal of consistent, sustained profitable growth over the long term.

We increased revenues every year from 1993 to 2013, with the exception of 2009, when our revenues dropped 1.0%. Our revenues grew from $95.6 million in 1993 to $1.4 billion in 2013, reflecting a compound annual growth rate of 14.2%. In the same 20-year period, we increased net income from $8.0 million to $217.1 million in 2013, a compound annual growth rate of 17.9%.

The years 2007 through 2011 posed significant challenges for us and for our industry in the form of a prevailing decline in insurance premium rates, commonly referred to as a “soft market” and increased significant governmental involvement in the Florida insurance marketplace which resulted in a substantial loss of revenues for us. Additionally, beginning in the second half of 2008 and throughout 2011, there was a general decline in insurable exposure units as the consequence of the general weakening of the economy in the United States. As a result, from the first quarter of 2007 through the fourth quarter of 2011 we experienced negative internal revenue growth each quarter. The continued declining exposure units during 2010 and 2011 had a greater negative impact on our commissions and fees revenues than declining insurance premium rates.

Beginning in the first quarter of 2012, many insurance premium rates began to slightly increase. Additionally, in the second quarter of 2012, the general declines in insurable exposure units started to flatten and these exposure units subsequently began to gradually increase during the year. With certain limited exceptions, these trends have continued through 2013 and the second quarter of 2014.

For the three and six-month periods ended June 30, 2014, our consolidated internal revenue growth rates were 3.1% and 0.8%, respectively, but excluding the impact of revenues associated with Hurricane Sandy, our consolidated internal growth rates for the three and six month periods ended June 30, 2014 were 3.8% and 3.9% respectively. Additionally, each of our four divisions recorded positive internal revenue growth for each quarter of 2014. In the event that the gradual increases in insurance premium rates and insurable exposure units that occurred in 2013 and in the first half of 2014 continue for the remainder of 2014, we believe we will continue to see positive quarterly internal revenue growth rates for the remaining six months of 2014.

We also earn “profit-sharing contingent commissions,” which are profit-sharing commissions based primarily on underwriting results, but which may also reflect considerations for volume, growth and/or retention. These commissions are primarily received in the first and second quarters of each year, based on the aforementioned considerations for the prior year(s). Over the last three years, profit-sharing contingent commissions have averaged approximately 4.4% of the previous year’s total commissions and fees revenue. Profit-sharing contingent commissions are typically included in our total commissions and fees in the Condensed Consolidated Statement of Income in the year received. The term “core commissions and fees” excludes profit-sharing contingent commissions and guaranteed supplemental commissions, and therefore represents the revenues earned directly from specific insurance policies sold, and specific fee-based services rendered. In contrast, the term “core organic commissions and fees” is our core commissions and fees less (i) the core commissions and fees earned for the first twelve months by newly-acquired operations and (ii) divested business (core commissions and fees generated from offices, books of business or niches sold or terminated during the comparable period). “Core organic commissions and fees” are reported in this manner in order to express the current year’s core commissions and fees on a comparable basis with the prior year’s core commissions and fees. The resulting net change reflects the aggregate changes attributable to (i) net new and lost accounts, (ii) net changes in our clients’ exposure units, and (iii) net changes in insurance premium rates. The net changes in each of these three components are determined for each of our customers. Core organic commissions and fees can reflect either “positive” growth with a net increase in revenues, or “negative” growth with a net decrease in revenues.

Beginning a few years ago, five to six national insurance companies replaced their loss-ratio based profit-sharing contingent commission agreements with new guaranteed fixed-base agreements, referred to as “Guaranteed Supplemental Commissions” (“GSCs”). For 2013, only four national insurance companies still used GSCs in lieu of loss-ratio based profit-sharing contingent commissions. Since GSCs are not subject to the uncertainty of loss ratios, they are accrued throughout the year based on actual premiums written. As of December 31, 2013, we accrued and earned $8.3 million of GSCs during 2013, most of which were collected in the first quarter of 2014. For the three-month periods ended June 30, 2014 and 2013, we earned $2.1 million and $1.7 million, respectively, from GSCs. For the six-month periods ended June 30, 2014 and 2013, we earned $5.0 million and $3.9 million, respectively, from GSCs.

Fee revenues relate to fees negotiated in lieu of commissions, which are recognized as services are rendered. Fee revenues have historically been generated primarily by: (1) our Services Division, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside services, Social Security disability and Medicare benefits advocacy services, and catastrophe claims adjusting services, and (2) our National Programs and Wholesale Brokerage Divisions, which earn fees primarily for the issuance of insurance policies on behalf of insurance companies. These services are provided over a period of time, typically one year. However, in conjunction with our July 1, 2013 acquisition of Beecher Carlson, which has a focus on large customers that generally pay us fees directly, the fee revenues in our Retail Division for 2014 have increased by nearly $39.5 million to $53.8 million. Fee revenues, on a consolidated basis, as a percentage of our total commissions and fees, represented 23.1% in 2013, 21.7% in 2012 and 16.4% in 2011.

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

Company Overview — Second Quarter of 2014

We continued the trend that began in the first quarter of 2012, of achieving a quarterly positive growth rate of our core organic commissions and fees in the second quarter of 2014. When the revenues associated with Hurricane Sandy reported by our Colonial Claims business in our Services Division in the second quarter of 2013 are excluded, we produced a positive growth rate of 3.8% for the second quarter of 2014. This accounted for $11.9 million of new core organic commissions and fees.

Additionally, our profit-sharing contingent commissions and GSCs for the three months ended June 30, 2014 decreased by $4.7 million compared to the second quarter of 2013. A material portion of this decrease was related to reporting the contingent revenues within our FIU business in our Programs Division in the first quarter of the current year versus the second quarter of 2013. Other income increased by $1.5 million primarily as a result of gains on book of business sales.

Income before income taxes in the three month period ended June 30, 2014 increased from the second quarter of 2013 by $15.6 million, primarily as a result of new acquisitions and net new business.

Acquisitions

Approximately 38,500 independent insurance agencies are estimated to be operating currently in the United States. Part of our continuing business strategy is to attract high-quality insurance intermediaries to join our operations. From 1993 through the second quarter of 2014, we acquired 455 insurance intermediary operations, excluding acquired books of business (customer accounts). In the second quarter of 2014, we acquired a flood insurance carrier with business consisting of flood policies written through the National Flood Insurance Program administered by FEMA. For excess flood insurance policies, all exposure is reinsured with a reinsurance carrier.

A summary of our acquisitions and related adjustments to the purchase price of prior acquisitions for the six months ended June 30, 2014 and 2013 are as follows (in millions, except for number of acquisitions):

	Number of Acquisitions		Estimated Annual Revenues	Cash Paid	Note Payable	Other Payable	Liabilities Assumed	Recorded Earn-Out Payable	Aggregate Purchase Price
	Asset	Stock
2014	5	1	$154.8	$720.1	$—	$0.1	$407.0	$13.2	$1,140.4
2013	2	—	$6.0	$14.4	$—	$(0.3)	$0.9	$1.8	$16.8

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes.

Financial information relating to our Condensed Consolidated Financial Results for the three and six months ended June 30, 2014 and 2013 is as follows (in thousands, except percentages):

	For the three months ended June 30,			For the six months ended June 30,
	2014	2013	% Change	2014	2013	% Change
REVENUES
Core commissions and fees	$389,850	$314,571	23.9%	$717,177	$621,103	15.5%
Profit-sharing contingent commissions	2,756	7,879	(65.0)%	34,504	32,918	4.8%
Guaranteed supplemental commissions	2,084	1,700	22.6%	5,016	3,922	27.9%
Investment income	194	239	(18.8)%	297	425	(30.1)%
Other income, net	2,880	1,403	105.3%	4,364	2,436	79.1%

Total revenues	397,764	325,792	22.1%	761,358	660,804	15.2%

EXPENSES
Employee compensation and benefits	196,397	163,514	20.1%	380,507	323,012	17.8%
Non-cash stock-based compensation	5,994	3,623	65.4%	13,509	7,473	80.8%
Other operating expenses	60,546	47,397	27.7%	113,007	93,736	20.6%
Amortization	20,623	16,121	27.9%	38,499	32,282	19.3%
Depreciation	5,242	4,263	23.0%	9,882	8,430	17.2%
Interest	7,004	3,997	75.2%	11,076	7,981	38.8%
Change in estimated acquisition earn-out payables	177	656	(73.0)%	6,260	2,178	NMF (1)

Total expenses	295,983	239,571	23.5%	572,740	475,092	20.6%

Income before income taxes	101,781	86,221	18.0%	188,618	185,712	1.6%

Income taxes	40,026	34,214	17.0%	74,448	73,574	1.2%

NET INCOME	$61,755	$52,007	18.7%	$114,170	$112,138	1.8%

Net internal growth rate – core organic commissions and fees	3.1%	7.4%		0.8%	8.8%
Employee compensation and benefits ratio	49.4%	50.2%		50.0%	48.9%
Other operating expenses ratio	15.2%	14.5%		14.8%	14.2%

Capital expenditures	$7,850	$4,176		$12,577	$7,123
Total assets at June 30, 2014 and 2013				$4,930,472	$3,326,320

(1)	NMF = Not a meaningful figure

Commissions and Fees

Commissions and fees, including profit-sharing contingent commissions and GSCs, for the second quarter of 2014 increased $70.5 million to $394.7 million, or 21.8%, over the same period in 2013. Profit-sharing contingent commissions and GSCs for the second quarter of 2014 decreased $4.7 million, or 49.5%, over the second quarter of 2013. The net decrease of $4.7 million in the second quarter was due largely to timing of certain profit sharing commissions which were recognized in the first quarter of 2014 as compared to the second quarter of 2013. Core commissions and fees revenue for the second quarter of 2014 increased $75.3 million on a net basis, of which approximately $67.2 million represented core commissions and fees from agencies acquired since the second quarter of 2013. After divested business of $1.7 million, the remaining net increase of $9.8 million represented net new business, which reflects an internal growth rate of 3.1% for core organic commissions and fees. The internal growth rate for core organic commissions and fees after adjusting for Colonial Claims’ revenue related to Hurricane Sandy in the second quarter of 2013 was 3.8%.

For the six months ended June 30, 2014 commissions and fees increased $98.8 million to $756.7 million, or 15.0% over the same period in 2013. Profit-sharing contingent commissions and GSCs for the six months ended June 30, 2014 increased $2.7 million, or 7.3%, over the same period in 2013. The net increase of $2.7 million was largely due to activity from acquired businesses. Core commissions and fees revenue for the six months ended June 30, 2014 increased $96.1 million to $717.2 million or 15.5% over the same period in 2013. After net acquired business of $94.7 million and divested business of $ 3.5 million, the remaining increase of $4.9 million represents 0.8% organic growth in core commissions and fees. The internal growth rate for core organic commissions and fees after adjusting for Colonial Claims’ revenue related to Hurricane Sandy in 2013 was 3.9% for the six month period ended June 30, 2014.

Investment Income

Investment income for the three months ended June 30, 2014, was essentially flat from the same period in 2013. Investment income for the six months ended June 30, 2014, decreased $0.1 million, or 30.1%, from the same period in 2013. This decrease is the result of lower average invested balances in 2014, primarily as a result of increased acquisition activity.

Other Income, net

Other income for the three months ended June 30, 2014, reflected income of $2.9 million, compared with $1.4 million in the same period in 2013. Other income for the six months ended June 30, 2014, reflected income of $4.4 million, compared with $2.4 million in the same period in 2013. Other income consists primarily of gains and losses from the sale and disposition of assets. Although we are not in the business of selling customer accounts, we periodically will sell an office or a book of business (one or more customer accounts) that we believe does not produce reasonable margins or demonstrate a potential for growth, or because doing so is otherwise in the Company’s best interest. The $1.5 million increase for the three months ended June 30, 2014 and the $2.0 million increase for the six months ended June 30, 2014 over the comparable periods of 2013 are primarily due to additional book of business sales.

Employee Compensation and Benefits

Employee compensation and benefits expense as a percentage of total revenues decreased to 49.4% for the three months ended June 30, 2014, from 50.2% for the three months ended June 30, 2013. Employee compensation and benefits for the second quarter of 2014 increased, on a net basis, approximately 20.1%, or $32.9 million, over the same period in 2013. However, that net increase included $29.8 million of compensation costs related to new acquisitions. Therefore, employee compensation and benefits expense attributable to those offices that existed in the same three-month period ended June 30, 2014 and 2013 increased by $3.1 million or 1.9%. The employee compensation and benefits expense increases in these offices were primarily related to an increase in staff salaries.

For the six months ended June 30, 2014 employee compensation and benefits expense as a percentage of total revenues was 50.0% as compared to 48.9% in the same period for 2013. The increase of $57.5 million over the same period in 2013 is principally attributable to new team mates from acquisitions. Employee compensation and benefits expense attributable to those offices that existed in the same six-month period ended June 30, 2014 and 2013 (including the new acquisitions that combined with, or “folded into” those offices) increased 3.3% with approximately $1.0 million of costs incurred in the first quarter of 2014 related to the retirement of the previous CFO as well as additional costs incurred in hiring the new CFO.

Non-Cash Stock-Based Compensation

The Company has an employee stock purchase plan, and grants stock options and non-vested stock awards under other equity-based plans to its employees. Compensation expense for all share-based awards is recognized in the financial statements based upon the grant-date fair value of those awards. Non-cash stock-based compensation expense for the three months ended June 30, 2014 increased $2.4 million, or 65.4%, over the same period in 2013. Non-cash stock-based compensation expense for the six months ended June 30, 2014 increased $6.0 million, or 80.8%, over the same period in 2013. These increases were the result of new non-vested stock awards granted on July 1, 2013 and smaller grants that are issued periodically when approved by the Board of Directors, primarily to a broad-based group of producers, profit center leaders, and senior leaders. Non-cash stock-based compensation will fluctuate based upon actual participation within the plans.

Other Operating Expenses

As a percentage of total revenues, other operating expenses represented 15.2% in the second quarter of 2014, an increase over the 14.5% reported in the second quarter of 2013. The adjusted 2014 and 2013 percentages were 14.2% and 14.6% respectively, after disregarding the effect of new acquisitions that were stand-alone offices (including the Beecher Carlson large accounts business whose revenues are cyclical in nature and whose expense base is relatively stable) and the effect of Colonial Claims due to the effects of Hurricane Sandy on the 2013 margins. Other operating expenses for the second quarter of 2014 increased $13.1 million, or 27.7%, over the same period of 2013, of which $13.5 million related to acquisitions that joined us as stand-alone offices since June 2013. Therefore, other operating expenses from those offices that existed in both the three-month periods ended June 30, 2014 and 2013 (including the new acquisitions that “folded into” those offices) decreased by $0.4 million.

Other operating expenses represented 14.8% of total revenues for the six months ended June 30, 2014, an increase from the 14.2% ratio for the six months ended June 30, 2013. Other operating expenses for the six months ended June 30, 2014 increased $19.3 million, or 20.6%, over the same period of 2013, of which $20.3 million related to acquisitions that joined us as stand-alone offices since the second quarter of 2013. Therefore, other operating expenses from those offices that existed in both the six-month periods ended June 30, 2014 and 2013 (including the new acquisitions that “folded into” those offices) decreased by $1.0 million. The other operating expense decreases in these offices were primarily related to lower E&O and insurance costs.

Amortization

Amortization expense for the second quarter of 2014 increased $4.5 million, or 27.9%, over the second quarter of 2013. Amortization expense for the six months ended June 30, 2014, increased $6.2 million, or 19.3%, over the six months ended June 30, 2013. These increases are due primarily to the amortization of additional intangible assets as the result of recent acquisitions.

Depreciation

Depreciation expense for the second quarter of 2014 increased $1.0 million, or 23.0%, over the second quarter of 2013. Depreciation expense for the six months ended June 30, 2014, increased $1.5 million, or 17.2%, over the six months ended June 30, 2013. These increases are due primarily to the addition of fixed assets as a result of recent acquisitions.

Interest Expense

Interest expense for the second quarter of 2014 increased $3.0 million, or 75.2%, over the second quarter of 2013. Interest expense for the six months ended June 30, 2014 increased $3.1 million, or 38.8%, over the same period in 2013. These increases are due to the increased borrowings in 2014 associated with the establishment of our Credit Facility related to the Wright acquisition which provides increased financial flexibility and a lower effective interest rate.

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

As of June 30, 2014 and 2013, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3). The resulting net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the three and six month periods ended June 30, 2014 and 2013 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2014	2013	2014	2013
Change in fair value on estimated acquisition earn-out payables	$(375)	$159	$5,228	$1,156
Interest expense accretion	552	497	1,032	1,022

Net change in earnings from estimated acquisition earn-out payables	$177	$656	$6,260	$2,178

For the three months ended June 30, 2014 and 2013, the fair value of estimated earn-out payables was re-evaluated and decreased by $0.4 million and increased by $0.2 million, respectively, which resulted in a credit and a charge to the Condensed Consolidated Statement of Income. For the six months ended June 30, 2014 and 2013, the fair value of estimated earn-out payables was re-evaluated and increased by $5.2 million and $1.2 million, respectively, which resulted in charges to the Condensed Consolidated Statement of Income. An acquisition is considered to be performing well if its operating profit exceeds the level needed to reach the minimum purchase price. However, a reduction in the estimated acquisition earn-out payable can occur even though the acquisition is performing well, if it is not performing at the level contemplated by our original estimate.

As of June 30, 2014, the estimated acquisition earn-out payables equaled $52,696,000, of which $20,278,000 was recorded as accounts payable and $32,418,000 was recorded as other non-current liability.

Income Taxes

The effective tax rate on income from operations for the three months ended June 30, 2014 and 2013, was 39.3% and 39.7%, respectively. The effective tax rate on income from operations for the six months ended June 30, 2014 and 2013, was 39.5% and 39.6%, respectively. The lower effective annual tax rates were primarily the result of lower average effective state income tax rates.

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

The internal growth rates for our core organic commissions and fees for the three months ended June 30, 2014 and 2013, by Division, are as follows (in thousands, except percentages):

2014	For the three months ended June 30,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
	2014	2013
Retail(1)	$205,887	$167,315	$38,572	23.1%	$35,157	$3,415	2.0%
National Programs	89,814	62,438	27,376	43.8%	26,027	1,349	2.2%
Wholesale Brokerage	58,563	52,858	5,705	10.8%	1,383	4,322	8.2%
Services	35,586	30,271	5,315	17.6%	4,609	706	2.3%

Total core commissions and fees	$389,850	$312,882	$76,968	24.6%	$67,176	$9,792	3.1	%(2)

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Condensed Consolidated Statements of Income for the three months ended June 30, 2014, and 2013, is as follows (in thousands):

	For the three months ended June 30,
	2014	2013
Total core commissions and fees	$389,850	$312,882
Profit-sharing contingent commissions	2,756	7,879
Guaranteed supplemental commissions	2,084	1,700
Divested business	—	1,689

Total commissions and fees	$394,690	$324,150

(1)	The Retail Division includes commissions and fees reported in the “Other” column of the Segment Information in Note 10 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.
(2)	There would be a 3.8% Internal Net Growth rate when excluding the $2.1 million related to Hurricane Sandy within the Colonial Claims business for the second quarter of 2013.

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

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Condensed Consolidated Statements of Income for the three months ended June 30, 2013, and 2012, is as follows (in thousands):

	For the three months ended June 30,
	2013	2012
Total core commissions and fees	$314,571	$284,977
Profit-sharing contingent commissions	7,879	1,043
Guaranteed supplemental commissions	1,700	2,258
Divested business	—	1,664

Total commissions and fees	$324,150	$289,942

(1)	The Retail Division includes commissions and fees reported in the “Other” column of the Segment Information in Note 10 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

The internal growth rates for our core organic commissions and fees for the six months ended June 30, 2014 and 2013, by Division, are as follows (in thousands, except percentages):

2014	For the six months ended June 30,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
	2014	2013
Retail(1)	$387,709	$324,842	$62,867	19.4%	$55,522	$7,345	2.3%
National Programs	154,578	123,710	30,868	25.0%	28,483	2,385	1.9%
Wholesale Brokerage	107,794	96,129	11,665	12.1%	2,241	9,424	9.8%
Services	67,096	72,876	(5,780)	(7.9)%	8,470	(14,250)	(19.6)%

Total core commissions and fees	$717,177	$617,557	$99,620	16.1%	$94,716	$4,904	0.8	%(2)

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Condensed Consolidated Statements of Income for the six months ended June 30, 2014, and 2013, is as follows (in thousands):

	For the six months ended June 30,
	2014	2013
Total core commissions and fees	$717,177	$617,557
Profit-sharing contingent commissions	34,504	32,918
Guaranteed supplemental commissions	5,016	3,922
Divested business	—	3,546

Total commissions and fees	$756,697	$657,943

(1)	The Retail Division includes commissions and fees reported in the “Other” column of the Segment Information in Note 10 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.
(2)	There would be a 3.9% Internal Net Growth rate when excluding the $18.3 million related to Hurricane Sandy within the Colonial Claims business for the second quarter of 2013.

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

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Condensed Consolidated Statements of Income for the six months ended June 30, 2013, and 2012, is as follows (in thousands):

	For the six months ended June 30,
	2013	2012
Total core commissions and fees	$621,103	$552,706
Profit-sharing contingent commissions	32,918	25,264
Guaranteed supplemental commissions	3,922	4,850
Divested business	—	3,655

Total commissions and fees	$657,943	$586,475

(1)	The Retail Division includes commissions and fees reported in the “Other” column of the Segment Information in Note 10 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

Retail Division

The Retail Division provides a broad range of insurance products and services to commercial, public and quasi-public, professional and individual insured customers. Approximately 87.0% of the Retail Division’s commissions and fees revenue is commission-based. Because most of our other operating expenses do not change as premiums fluctuate, we believe that a portion of any fluctuation in the commissions, net of related compensation, which we receive, will be reflected in our income before income taxes.

Financial information relating to Brown & Brown’s Retail Division for the three and six months ended June 30, 2014 and 2013 is as follows (in thousands, except percentages):

	For the three months ended June 30,			For the six months ended June 30,
	2014	2013	% Change	2014	2013	% Change
REVENUES
Core commissions and fees	$205,966	$168,589	22.2%	$388,050	$327,685	18.4%
Profit-sharing contingent commissions	997	1,003	(0.6)%	18,406	14,304	28.7%
Guaranteed supplemental commissions	1,672	1,513	10.5%	3,931	3,232	21.6%
Investment income	16	23	(30.4)%	32	46	(30.4)%
Other income, net	2,325	691	NMF (1)	3,248	1,120	NMF (1)

Total revenues	210,976	171,819	22.8%	413,667	346,387	19.4%

EXPENSES
Employee compensation and benefits	102,335	84,484	21.1%	202,967	168,926	20.2%
Non-cash stock-based compensation	3,029	1,533	97.6%	5,831	3,076	89.6%
Other operating expenses	33,272	26,254	26.7%	64,672	52,096	24.1%
Amortization	10,457	8,789	19.0%	20,608	17,600	17.1%
Depreciation	1,614	1,371	17.7%	3,198	2,742	16.6%
Interest	11,224	5,649	98.7%	21,937	11,849	85.1%
Change in estimated acquisition earn-out payables	(53)	(743)	(92.9)%	4,111	(595)	NMF (1)

Total expenses	161,878	127,337	27.1%	323,324	255,694	26.4%

Income before income taxes	$49,098	$44,482	10.4%	$90,343	$90,693	(0.4)%

Net internal growth rate – core organic commissions and fees	2.0%	2.3%		2.3%	1.5%
Employee compensation and benefits ratio	48.5%	49.2%		49.1%	48.8%
Other operating expenses ratio	15.8%	15.3%		15.6%	15.0%

Capital expenditures	$1,567	$1,488		$3,679	$2,823
Total assets at June 30, 2014 and 2013				$3,166,802	$2,501,084

(1)	NMF = Not a meaningful figure

The Retail Division’s total revenue during the three months ended June 30, 2014 increased 22.8%, or $39.2 million, over the same period in 2013, to $211.0 million. The $37.4 million net increase in core commissions and fees revenue resulted from the following factors: (i) an increase of approximately $35.2 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2013; (ii) a net increase of $3.5 million related to net new business; and (iii) an offsetting decrease of $1.3 million related to commissions and fees revenue recorded in the second quarter of 2013 from business since divested. Profit-sharing contingent commissions and GSCs for the second quarter of 2014 increased $0.2 million, or 6.2%, from the second quarter of 2013, to $2.7 million. The Retail Division’s internal growth rate for core organic commissions and fees revenue was 2.0% for the second quarter of 2014, and was driven by revenue from net new business written during the preceding twelve months, modest to no increases in exposure units in most areas of the United States, and a slight contraction in property insurance premium rates.

Income before income taxes for the three months ended June 30, 2014 increased 10.4%, or $4.6 million, from the same period in 2013, to $49.1 million. The primary factors affecting this increase were: (i) total compensation including non-cash stock-based compensation increased by $19.3 million or 22.5%; of the $34.5 million increase in total expenses, $35.6 million related to acquisitions completed in the previous twelve months, largely driven by the seasonality of these new acquisitions where the expenses are relatively stable but the revenue steam is weighted toward the last six months of the year. The remaining $1.1 million expenses decrease reflects incremental margin improvement for the previously existing profit centers; (ii) operating expenses increased by $7.0 million or 26.7%; and (iii) the inter-company interest charge increased by $5.6 million or 98.7%.

The Retail Division’s total revenues during the six months ended June 30, 2014, increased 19.4%, or $67.3 million, over the same period in 2013, to $413.7 million. Profit-sharing contingent commissions and GSCs for the first half of 2014 increased $4.8 million, or 27.4%, over the same period of 2013, to $22.3 million. The $60.4 million net increase in core commissions and fees revenue resulted from the following factors: (i) an increase of approximately $55.5 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2013; (ii) a decrease of $2.4 million related to commissions and fees revenues recorded for the first half of 2013 from business since divested; and (iii) the remaining net increase of $7.3 million primarily related to net new business. The Retail Division’s internal growth rate for core organic commissions and fees revenue was 2.3% for the first six months of 2014, and was driven by net new business written during the preceding twelve months, coupled with slightly increasing insurable exposure units in most areas of the United States.

Income before income taxes for the six months ended June 30, 2014, decreased 0.4%, or $0.4 million, over the same period in 2013, to $90.3 million. This slight decrease reflects the seasonality of acquisitions made within the last twelve months. Approximately, 46.8% of annual budgeted revenues for those acquisitions were received to support 50.9% of annual budgeted expenses for a net negative seasonal variance for the first six months of $2.9 million. With total revenues increased by 19.4%, the impact of the higher incremental percentage of expenses associated with those recent acquisitions, are seen in the following: (i) total compensation expenses non-cash stock-based compensation expenses increased $36.8 million or 21.4%; and (ii) other operating expenses increased $12.6 million or 24.1%. Other factors negatively impacting income before income taxes were an inter-company interest expense allocation increase of $10.1 million or 85.1% and an increased expense of $4.7 million due to changes in estimated acquisition earn-out payables.

National Programs Division

The Wright Insurance Group acquisition was completed effective May 1, 2014. With the Wright acquisition completed, the National Programs Division manages over 50 programs consisting of annual aggregated written premium of over $2.5 billion with 40 well-capitalized carrier partners. The National Programs Division now generates approximately $410.0 million in annual revenue and has over 9,000 distribution points of contact. In most cases, the insurance carriers that support the programs have delegated underwriting and, in many instances, claims-handling authority to our programs operations. These programs are generally distributed through nationwide networks of independent agents and offer targeted products and services designed for specific industries, trade groups, professions, public entities and market niches. The National Programs Division operations can be grouped into five broad categories: Commercial Programs, Professional Programs, Arrowhead Insurance Group Programs, Wright Insurance Group and Public Entity-Related Programs. Like the Retail and Wholesale Brokerage Divisions, the National Programs Division’s revenue is primarily commission-based.

Financial information relating to our National Programs Division for the three and six months ended June 30, 2014 and 2013 is as follows (in thousands, except percentages):

	For the three months ended June 30,			For the six months ended June 30,
	2014	2013	% Change	2014	2013	% Change
REVENUES
Core commissions and fees	$89,814	$62,860	42.9%	$154,578	$124,566	24.1%
Profit-sharing contingent commissions	756	5,358	(85.9)%	10,062	12,202	(17.5)%
Guaranteed supplemental commissions	5	(173)	(102.3)%	7	(59)	(110.2)%
Investment income	66	5	NMF (1)	71	10	NMF (1)
Other income, net	234	304	(23.0)%	327	575	(43.1)%

Total revenues	90,875	68,354	32.9%	165,045	137,294	20.2%

EXPENSES
Employee compensation and benefits	40,306	32,535	23.9%	73,015	64,694	12.9%
Non-cash stock-based compensation	1,103	953	15.7%	2,163	1,900	13.8%
Other operating expenses	19,235	13,162	46.1%	32,786	25,319	29.5%
Amortization	6,214	3,511	77.0%	9,989	7,030	42.1%
Depreciation	1,842	1,326	38.9%	3,309	2,574	28.6%
Interest	12,447	5,590	122.7%	17,888	11,284	58.5%
Change in estimated acquisition earn-out payables	43	51	(15.7)%	87	(745)	(111.7)%

Total expenses	81,190	57,128	42.1%	139,237	112,056	24.3%

Income before income taxes	$9,685	$11,226	(13.7)%	$25,808	$25,238	2.3%

Net internal growth rate – core organic commissions and fees	2.2%	18.3%		1.9%	15.3%
Employee compensation and benefits ratio	44.4%	47.6%		44.2%	47.1%
Other operating expenses ratio	21.2%	19.3%		19.9%	18.4%

Capital expenditures	$5,159	$1,420		$6,857	$2,312
Total assets at June 30, 2014 and 2013				$2,406,240	$1,224,175

(1)	NMF = Not a meaningful figure

National Programs revenue for the three months ended June 30, 2014, increased 32.9%, or $22.5 million, over the same period in 2013, to a total of $90.9 million. Core commissions and fees revenue increased by $27.0 million primarily related to acquisitions completed during the twelve months after the quarter ended June 30, 2013. Profit-sharing contingent commissions and GSCs were $0.8 million for the second quarter of 2014 which is a decrease of $4.4 million from the second quarter of 2013. The decreased contingent commissions of $4.4 million were mainly due to the FIU profit center recording its $5.0 million in contingent income from their carrier partners in the first quarter of 2014, while recording the same contingent commissions in the second quarter of 2013. The National Programs Division’s internal growth rate for commissions and fees revenue was 2.2% for the three months ended June 30, 2014. The primary reason for the 2.2% internal growth in the second quarter of 2014 was due to the new Arrowhead Auto Programs that generated $1.5 million in new revenue, offset by lower performance in other programs.

Income before income taxes for the three months ended June 30, 2014 decreased 13.7%, or $1.5 million, from the same period in 2013, to $9.7 million. The decrease was primarily due to the $2.7 million in increased amortization from the Wright acquisition and from the increase in interest expense related to the Wright acquisition allocated cost of capital.

National Programs revenue for the six months ended June 30, 2014, increased 20.2%, or $27.8 million, over the same period in 2013, to a total $165.0 million. Core commissions and fees revenue increased by $30.0 million primarily related to acquisitions completed during the twelve months after the quarter ended June 30, 2013. Profit-sharing contingent commissions and GSCs were $10.1 million for the first six months of 2014 which is a decrease of $2.1 million from the same period in 2013. This decrease is mainly due to a reduction of $2.6 million in profit sharing contingent commissions received by Proctor Financial, due to a worse loss ratio in the first quarter of 2014 versus the first quarter of 2013 caused by market driven rate reductions and a higher number of claims. The National Programs Division’s internal growth rate for commissions and fees revenue was 1.9% for the first six months of 2014.

Income before income taxes for the six months ended June 30, 2014 increased 2.3%, or $0.6 million, from the same period in 2013, to $25.8 million. The increase was primarily related to acquisitions completed during the twelve months after the quarter ended June 30, 2013.

Wholesale Brokerage Division

The Wholesale Brokerage Division markets and sells excess and surplus commercial and personal lines insurance and reinsurance, primarily through independent agents and brokers. Like the Retail and National Programs Divisions, the Wholesale Brokerage Division’s revenues are primarily commission-based.

Financial information relating to our Wholesale Brokerage Division for the three and six months ended June 30, 2014 and 2013 is as follows (in thousands, except percentages):

	For the three months ended June 30,			For the six months ended June 30,
	2014	2013	% Change	2014	2013	% Change
REVENUES
Core commissions and fees	$58,563	$52,858	10.8%	$107,794	$96,129	12.1%
Profit-sharing contingent commissions	1,002	1,518	(34.0)%	6,035	6,412	(5.9)%
Guaranteed supplemental commissions	407	360	13.1%	1,078	749	43.9%
Investment income	7	4	75.0%	11	9	22.2%
Other income, net	80	83	(3.6)%	161	221	(27.1)%

Total revenues	60,059	54,823	9.6%	115,079	103,520	11.2%

EXPENSES
Employee compensation and benefits	28,689	25,651	11.8%	54,989	48,866	12.5%
Non-cash stock-based compensation	717	356	101.4%	1,371	713	92.3%
Other operating expenses	9,058	8,928	1.5%	18,662	18,682	(0.1)%
Amortization	2,932	2,887	1.6%	5,815	5,784	0.5%
Depreciation	670	716	(6.4)%	1,320	1,423	(7.2)%
Interest	523	723	(27.7)%	942	1,478	(36.3)%
Change in estimated acquisition earn-out payables	94	(198)	NMF (1)	1,866	452	NMF (1)

Total expenses	42,683	39,063	9.3%	84,965	77,398	9.8%

Income before income taxes	$17,376	$15,760	10.3%	$30,114	$26,122	15.3%

Net internal growth rate – core organic commissions and fees	8.2%	10.8%		9.8%	9.8%
Employee compensation and benefits ratio	47.8%	46.8%		47.8%	47.2%
Other operating expenses ratio	15.1%	16.3%		16.2%	18.0%

Capital expenditures	$517	$561		$999	$1,097
Total assets at June 30, 2014 and 2013				$990,355	$925,901

(1)	NMF = Not a meaningful figure

The Wholesale Brokerage Division’s total revenues for the three months ended June 30, 2014, increased 9.6%, or $5.3 million, over the same period in 2013, to $60.1 million. The $5.7 million net increase in core commissions and fees revenue resulted from the following factors: (i) a net increase of $4.3 million primarily related to net new business; and (ii) the remaining increase of approximately $1.4 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2013. As such, the Wholesale Brokerage Division’s internal growth rate for core organic commissions and fees revenue was 8.2% for the second quarter of 2014. Profit-sharing contingent commissions and GSCs for the second quarter of 2014 decreased $0.5 million, or 25%, over the same quarter of 2013.

Income before income taxes for the three months ended June 30, 2014, increased 10.3%, or $1.6 million, over the same period in 2013, to $17.4 million, primarily due to net new business and net reductions in the inter-company interest expense allocation of $0.2 million, which was partially offset by an increase in estimated acquisition earn-out payables and compensation and benefits for new producers.

The Wholesale Brokerage Division’s total revenues for the six months ended June 30, 2014, increased 11.2%, or $11.6 million, over the same period in 2013, to $115.1 million. Profit-sharing contingent commissions and GSCs for the first six months of 2014 decreased $0.1 million, or 0.7%, over the same period of 2013. The $11.7 million net increase in core commissions and fees revenue resulted from the following factors: (i) an increase of approximately $9.4 million primarily related to net new business; and (ii) the remaining increase of approximately $2.3 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2013.

Income before income taxes for the six months ended June 30, 2014, increased 15.3%, or $4.0 million, over the same period in 2013, to $30.1 million, primarily due to net new business and net reductions in the inter-company interest expense allocation of $0.5 million, which was partially offset by an increase in estimated acquisition earn-out payables and compensation and benefits for new producers.

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

Financial information relating to our Services Division for the three and six months ended June 30, 2014 and 2013 is as follows (in thousands, except percentages):

	For the three months ended June 30,			For the six months ended June 30,
	2014	2013	% Change	2014	2013	% Change
REVENUES
Core commissions and fees	$35,586	$30,271	17.6%	$67,096	$72,876	(7.9)%
Profit-sharing contingent commissions	1	—	—%	1	—	—%
Guaranteed supplemental commissions	—	—	—%	—	—	—%
Investment income	—	—	—%	2	1	100.0%
Other income, net	170	132	28.8%	300	173	73.4%

Total revenues	35,757	30,403	17.6%	67,399	73,050	(7.7)%

EXPENSES
Employee compensation and benefits	18,504	15,478	19.6%	36,102	32,224	12.0%
Non-cash stock-based compensation	189	166	13.9%	375	334	12.3%
Other operating expenses	8,354	7,415	12.7%	15,804	14,433	9.5%
Amortization	1,010	925	9.2%	2,067	1,849	11.8%
Depreciation	628	401	56.6%	1,091	798	36.7%
Interest	1,971	1,883	4.7%	3,941	3,804	3.6%
Change in estimated acquisition earn-out payables	93	1,546	(94.0)%	196	3,066	(93.6)%

Total expenses	30,749	27,814	10.6%	59,576	56,508	5.4%

Income before income taxes	$5,008	$2,589	93.4%	$7,823	$16,542	(52.7)%

Net internal growth rate – core organic commissions and fees	2.3%	10.0%		(19.6)%	35.5%
Employee compensation and benefits ratio	51.7%	50.9%		53.6%	44.1%
Other operating expenses ratio	23.4%	24.4%		23.4%	19.8%

Capital expenditures	$244	$379		$535	$498
Total assets at June 30, 2014 and 2013				$278,137	$246,235

(1)	NMF = Not a meaningful figure

The Services Division’s total revenues for the three months ended June 30, 2014 increased 17.6%, or $5.4 million, from the same period in 2013, to $35.8 million. The $5.3 million net increase in commissions and fees revenue resulted from a number of factors (i) the Colonial Claims profit center revenues decreased $2.1 million due to the non-recurring Hurricane Sandy revenues earned in the second quarter of 2013 versus no major weather events in the second quarter of 2014; (ii) organic revenue growth of $2.2 million at our USIS subsidiary related to new business; and (iii) $4.5 million in revenue generated by ICA, which was acquired in December 2013, and therefore had no comparable revenues for 2013. The Services Division’s internal growth rate for core commissions and fees revenue was 2.3% for the second quarter of 2014 and would be 9.9% when excluding the $2.1 million related to Hurricane Sandy within the Colonial Claims business.

Income before income taxes for the three months ended June 30, 2014 increased 93.4%, or $2.4 million, over the same period in 2013, to $5.0 million, primarily due to net new business and reductions in the change in estimated acquisition earn-out payables of $1.5 million where we had an adjustment in 2013 that we did not have in 2014, which was partially offset by an increase in employee compensation and benefits costs.

The Services Division’s total revenues for the six months ended June 30, 2014 decreased 7.7%, or $5.7 million, from the same period in 2013, to $67.4 million. The $5.8 million net decrease in commissions and fees revenue resulted from a number of factors (i) the Colonial Claims profit center revenues decreased $18.3 million due to the non-recurring Hurricane Sandy revenues earned in the second quarter of 2013 versus no major weather events in the second quarter of 2014; (ii) organic revenue growth of $4.2 million at our USIS subsidiary related to new business; and (iii) $8.2 million in revenue generated by ICA, which was acquired in December 2013, and therefore had no comparable revenues for 2013. The Services Division’s internal growth rate for core commissions and fees revenue was negative 19.6% for the first six months of 2014 and would be a positive 7.4 when excluding the $18.3 million related to Hurricane Sandy within the Colonial Claims business.

Income before income taxes for the six months ended June 30, 2014 decreased 52.7%, or $8.7 million, over the same period in 2013, to $7.8 million, primarily due to the loss of income related to Colonial Claims associated with the non-recurring Hurricane Sandy revenue recognized in 2013 versus no significant weather events in the first six months of 2014.

Other

As discussed in Note 10 of the Notes to Condensed Consolidated Financial Statements, the “Other” column in the Segment Information table includes any income and expenses not allocated to reportable segments, and corporate-related items, including the inter-company interest expense charges to reporting segments.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents of $309.1 million at June 30, 2014, reflected an increase of $106.1 million from the $203.0 million balance at December 31, 2013. For the six-month period ended June 30, 2014, $177.6 million of cash was provided from operating activities. Also during this period, $694.7 million of cash was used for acquisitions, $12.6 million was used for additions to fixed assets, and $29.0 million was used for payment of dividends.

Our ratio of current assets to current liabilities (the “current ratio”) was 1.15 and 1.02 at June 30, 2014 and December 31, 2013, respectively.

Contractual Cash Obligations

As of June 30, 2014, our contractual cash obligations were as follows:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt(1)	$1,174,734	$131,609	$114,375	$928,750	$—
Other liabilities(2)	91,863	23,480	48,545	5,039	14,799
Operating leases	185,604	37,159	64,703	41,979	41,763
Interest obligations	85,856	20,789	37,506	27,561	—
Unrecognized tax benefits	134	—	134	—	—
Maximum future acquisition contingency payments(3)	153,019	75,628	77,391	—	—

Total contractual cash obligations	$1,691,210	$288,665	$342,654	$1,003,329	$56,562

(1)	The Company currently expects that the $100.0 million related to the Series B Notes, described below, which is currently due to mature on July 15, 2014, will be repaid and included in the new credit facility (the “Facility”) described below. In addition, other outstanding credit facilities will potentially be repaid with proceeds from the Facility.
(2)	Includes the current portion of other long-term liabilities.
(3)	Includes $52.7 million of current and non-current estimated earn-out payables resulting from acquisitions consummated after January 1, 2009.

In July 2004, the Company completed a private placement of $200.0 million of unsecured senior notes (the “Notes”). The $200.0 million was divided into two series: (1) Series A, which closed on September 15, 2004, for $100.0 million due in 2011 and bore interest at 5.57% per year; and (2) Series B, which closed on July 15, 2004, for $100.0 million due in 2014 and bearing interest at 6.08% per year. The Company has used the proceeds from the Notes for general corporate purposes, including acquisitions and repayment of existing debt. On September 15, 2011, the $100.0 million of Series A Notes were redeemed on their normal maturity date through use of funds from the Master Agreement (defined below). As of June 30, 2014 and December 31, 2013, there was an outstanding balance on the Series B Notes of $100.0 million. It is management’s intention to pay off the Series B Notes at the time of maturity with proceeds from the revolving portion of the Credit Facility.

On December 22, 2006, the Company entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). On September 30, 2009, the Company and the Purchaser amended the Master Agreement to extend the term of the agreement until August 20, 2012. The Purchaser also purchased Notes issued by the Company in 2004. The Master Agreement provides for a $200.0 million private uncommitted “shelf” facility for the issuance of senior unsecured notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten years, as the parties may determine. The Master Agreement includes various covenants, limitations and events of default similar to the Notes issued in 2004. The initial issuance of notes under the Master Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.66% per year. On February 1, 2008, $25.0 million in Series D Senior Notes due January 15, 2015, with a fixed interest rate of 5.37% per year, were issued. It is management’s intention to pay off the Series D Senior Notes at the time of maturity with proceeds from the revolving portion of the credit facility. On September 15, 2011, and pursuant to a Confirmation of Acceptance, dated January 21, 2011 (the “Confirmation”), in connection with the Master Agreement, $100.0 million in Series E Senior Notes were issued and are due September 15, 2018, with a fixed interest rate of 4.50% per year. The Series E Senior Notes were issued for the sole purpose of retiring the Series A Senior Notes. As of June 30, 2014, and December 31, 2013, there was an outstanding debt balance issued under the provisions of the Master Agreement of $150.0 million.

On October 12, 2012, the Company entered into a Master Note Facility Agreement (the “New Master Agreement”) with another national insurance company (the “New Purchaser”). The New Purchaser also purchased Notes issued by the Company in 2004. The New Master Agreement provides for a $125.0 million private uncommitted “shelf” facility for the issuance of unsecured senior notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten years, as the parties may determine. The New Master Agreement includes various covenants, limitations and events of default similar to the Master Agreement. At June 30, 2014 and December 31, 2013, there were no borrowings against this facility.

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

The maturity date for the SunTrust Term Loan and the SunTrust Revolver was December 31, 2016, at which time all outstanding principal and unpaid interest would have been due. Both the SunTrust Term Loan and the SunTrust Revolver were able to be increased by up to $50.0 million (bringing the total amount available to $150.0 million for the SunTrust Term Loan and $100.0 million for the SunTrust Revolver) prior to their termination. The calculation of interest and fees for the SunTrust Agreement was generally based on the Company’s funded debt-to-EBITDA ratio. Interest was charged at a rate equal to 1.00% to 1.40% above LIBOR or 1.00% below the Base Rate, each as more fully described in the SunTrust Agreement. Fees included an up-front fee, an availability fee of 0.175% to 0.25%, and a letter of credit margin fee of 1.00% to 1.40%. The obligations under the SunTrust Term Loan and SunTrust Revolver were unsecured and the SunTrust Agreement included various covenants, limitations and events of default that are customary for similar facilities for similar borrowers and that are substantially similar to those contained in the Prior Loan Agreement. On May 20, 2014, in connection with closing the Wright Acquisition and funding of the Credit Facility (as defined below), the SunTrust Term Loan was paid in full using proceeds from the Credit Facility (as defined below) and the SunTrust Revolver was also terminated at that time.

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

The maturity date for the JPM Term Loan was December 31, 2016, at which time all outstanding principal and unpaid interest would have been due. Interest was charged at a rate equal to the Alternative Base Rate or 1.00% above the Adjusted LIBOR Rate, each as more fully described in the JPM Agreement. Fees included an up-front fee. The obligations under the JPM Term Loan were unsecured and the JPM Agreement includes various covenants, limitations and events of default that are customary for similar facilities for similar borrowers. On May 20, 2014, in connection with closing the Wright Acquisition and funding of the Credit Facility (as defined below), the JPM Term Loan was paid in full using proceeds from the Credit Facility (as defined below).

On July 1, 2013, in conjunction with the acquisition of Beecher Carlson, the Company entered into: (1) a revolving loan agreement (the “Wells Fargo Agreement”) with Wells Fargo Bank, N.A. that provides for a $50.0 million revolving line of credit (the “Wells Fargo Revolver”) and (2) a term loan agreement (the “Bank of America Agreement”) with Bank of America, N.A. (“Bank of America”) that provided for a $30.0 million term loan (the “Bank of America Term Loan”).

The maturity date for the Wells Fargo Revolver is December 31, 2016, at which time all outstanding principal and unpaid interest will be due. The Wells Fargo Revolver may be increased by up to $50.0 million (bringing the total amount available to $100.0 million). The calculation of interest and fees for the Wells Fargo Agreement is generally based on the Company’s funded debt-to-EBITDA ratio. Interest is charged at a rate equal to 1.00% to 1.40% above LIBOR or 1.00% below the Base Rate, each as more fully described in the Wells Fargo Agreement. Fees include an up-front fee, an availability fee of 0.175% to 0.25%, and a letter of credit margin fee of 1.00% to 1.40%. The obligations under the Wells Fargo Revolver are unsecured and the Wells Fargo Agreement includes various covenants, limitations and events of default that are customary for similar facilities for similar borrowers. The Wells Fargo Revolver was drawn down in the amount of $30.0 million on July 1, 2013. As of April 16, 2014, in connection with the agreement of the Credit Facility (as defined below), an amendment to the agreement was established to reduce the total revolving loan commitment from $50.0 million to $25.0 million. There were no borrowings against the Wells Fargo Revolver as of June 30, 2014 and December 31, 2013.

The maturity date for the Bank of America Term Loan was December 31, 2016, at which time all outstanding principal and unpaid interest would have been due. The calculation of interest for the Bank of America Agreement was generally based on the Company’s fixed charge coverage ratio. Interest was charged at a rate equal to the Alternative Base Rate or 1.00% to 1.40% above the Adjusted LIBOR Rate, each as more fully described in the Bank of America Agreement. Fees included an up-front fee. The obligations under the Bank of America Term Loan were unsecured and the Bank of America Agreement included various covenants, limitations and events of default that are customary for similar facilities for similar borrowers. The Bank of America Term Loan was funded in the amount of $30.0 million on July 1, 2013. On May 20, 2014, in connection with closing the Wright Acquisition and funding of the Credit Facility, the term loan was paid in full using proceeds from the Credit Facility (as defined below).

The 30-day Adjusted LIBOR Rate as of June 30, 2014 was 0.19%.

On April 17, 2014, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A. as administrative agent and certain other banks as co-syndication agents and co-documentation agents (the “Credit Agreement”). The Credit Agreement in the amount of $1,350.0 million provides for an unsecured revolving credit facility in the initial amount of $800.0 million and unsecured term loans in the initial amount of $550.0 million, either or both of which may, subject to lenders’ discretion, potentially be increased by up to $500.0 million (the “ Credit Facility”). The Credit Facility was funded on May 20, 2014 in conjunction with the closing of the Wright Insurance Group acquisition. The $550.0 million term loan proceeds were funded as well as a drawdown of $375.0 million on the revolving loan facility. Use of these proceeds were to retire existing term loan debt including the JPM Term Loan Agreement, SunTrust Term Loan Agreement and Bank of America Term Loan Agreement in total of $230.0 million (as described above) and to facilitate the closing of the Wright Insurance Group Acquisition as well as other acquisitions. The Credit Facility terminates on May 20, 2019, but either or both of the revolving credit facility and the term loans may be extended for two additional one-year periods at the Company’s request and at the discretion of the respective lenders. Interest and facility fees in respect to the Credit Facility are based on the better of the Company’s net debt leverage ratio or a non-credit enhanced senior unsecured long-term debt rating. Based on the Company’s net debt leverage ratio, the rates of interest for the first two quarters charged on the term loan and revolving loan will be 1.375% and 1.175% respectively and above the adjusted LIBOR rate for outstanding amounts drawn. There are fees included in the facility which include a facility fee based on the revolving credit commitments of the lenders (whether used or unused) at a rate of .20% and letter of credit fees based on the amounts of outstanding secured or unsecured letters of credit. The Credit Facility includes various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers. As of June 30, 2014, there was an outstanding debt balance issued under the provisions of the Credit Facility in total of $925.0 million.

The Notes, the Master Agreement and the Credit Facility Agreement all require the Company to maintain certain financial ratios and comply with certain other covenants. The Company was in compliance with all such covenants as of June 30, 2014 and December 31, 2013.

Neither we nor our subsidiaries has ever incurred off-balance sheet obligations through the use of, or investment in, off-balance sheet derivative financial instruments or structured finance or special purpose entities organized as corporations, partnerships or limited liability companies or trusts.

We believe that our existing cash, cash equivalents, short-term investment portfolio and funds generated from operations, together with the New Master Agreement, the Wells Fargo Revolver, and Credit Agreement and the Facility, will be sufficient to satisfy our normal liquidity needs through at least the end of 2014. These liquidity needs include the $200.0 million share repurchase program announced in the second quarter of 2014. We currently anticipate financing this repurchase program with cash from operations. We may in the future seek to raise additional capital through either the private or public debt markets to increase our cash and debt capacity. Additionally, we believe that funds generated from future operations will be sufficient to satisfy our normal liquidity needs, including the required annual principal payments on our long-term debt.

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

Our invested assets are held as cash and cash equivalents, restricted cash and investments, available-for-sale marketable equity securities, non-marketable equity securities certificates of deposit, U.S. Treasury Securities and corporate debt. These investments are subject to interest rate risk and equity price risk. The fair values of our cash and cash equivalents, restricted cash and investments, and certificates of deposit at June 30, 2014 and December 31, 2013, approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.

We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date.

We face risks regarding our flood business because of uncertainties regarding the NFIP.

We participate in the write-your-own (“WYO”) arrangement of the NFIP, which is managed by the Mitigation Division of Federal Emergency Management Agency (“FEMA”) in the U.S. Department of Homeland Security. For WYO participation, we receive an expense allowance for policies written and a servicing fee for claims administered. Under the program, all losses are 100% reinsured by the Federal Government.

In 2012, Congress passed, and the President signed, the Biggert-Waters Flood Insurance Reform Act of 2012 (“Biggert-Waters Act”). The Biggert-Waters Act had two main goals: (i) to extend the NFIP to September 30, 2017; and (ii) to move the program to more market based rates for certain flood policyholders, which would put the program on a more firm financial standing while terminating the process of subsidizing certain rates.

As a result of significant public pressure, on March 21, 2014, the President signed into law the Homeowner Flood Insurance Affordability Act of 2014 (“Flood Affordability Act”). The Flood Affordability Act substantially modifies certain provisions of the Biggert-Waters Act, which among other things, substantially modifies many of the Biggert-Waters Act rate increases.

As a WYO carrier, we are required to follow certain NFIP procedures when administering flood policies and claims. Some of these requirements may be different from our normal business practices and may present a reputational risk to our brand. Insurance companies are regulated by states; however, NFIP is a federal program and there may be instances where requirements placed on WYO carriers by NFIP are not consistent with the regulations of a particular state. Consequently, we have the risk that our regulators’ positions may conflict with NFIP’s position on the same issue.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation (the “Evaluation”) required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of June 30, 2014. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

In Item 3 of Part I of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2013, certain information concerning certain legal proceedings and other matters was disclosed. Such information was current as of the date of filing. During the Company’s fiscal quarter ended June 30, 2014, no new legal proceedings, or material developments with respect to existing legal proceedings, occurred which require disclosure in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

There were no material changes in the risk factors previously disclosed in Item 1A, “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchase of shares of our common stock during the quarter ended June 30, 2014:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value that May Yet be Purchased Under the Plans or Programs (2)
April 1, 2014 to April 30, 2014	157,623	$29.43	125,127	$21.3 million
May 1, 2014 to May 31, 2014	719,991	29.63	719,873	—
June 1, 2014 to June 30, 2014	—	N/A	—	—

Total	877,614	$29.60	845,000	$—

(1)	We purchased 845,000 shares during the quarter ended June 30, 2014 as part of a $25.0 million repurchase program approved by our Board of Directors and announced on February 6, 2014. The program was authorized for a period of up to twenty-four months, however all $25.0 million in repurchases authorized under this program were completed in the quarter ended June 30, 2014. In addition, we purchased 32,614 shares during the quarter ended June 30, 2014 that were not made pursuant to our publicly announced repurchase program, all of which represent shares surrendered by teammates in the exercise of stock options under our equity compensation plans or to cover required tax withholdings on the vesting or exercise of shares in our equity compensation plans.
(2)	Announced on July 21, 2014, the Board of Directors has approved the purchasing of up to an additional $200 million worth of the Company’s outstanding shares. The shares will be repurchased from time to time, at the Company’s discretion and subject to the availability of stock, market conditions, the trading price of the stock, alternative uses for capital, the Company’s financial performance and other potential factors. These repurchases may be carried out through open market purchases, block trades, accelerated repurchases, negotiated private transactions and pursuant to any trading plan that may be adopted in accordance with rule 10b5-1 of the Securities and Exchange Commission. This amount is excluded above from the Maximum Value that May Yet be Purchased Under the Plans or Programs. This brings the cumulative amount that has been authorized to be repurchased under programs approved by the Board of Directors to $225 million.

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this Report:

3.1	Articles of Amendment to Articles of Incorporation (adopted April 24, 2003) (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 2003), and Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 1999).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on March 2, 2012).

10.4	Credit Agreement dated as of April 16, 2014, among the Registrant, JPMorgan Chase Bank, N.A., Bank of America, N.A., Royal Bank of Canada and SunTrust Bank (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2014).

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN & BROWN, INC.

/S/ R. Andrew Watts

Date: August 7, 2014	R. Andrew Watts
Executive Vice President, Chief Financial Officer and Treasurer
(duly authorized officer, principal financial officer and principal accounting officer)