Form 10-Q
period 2014-09-30
BROWN & BROWN INC
filed 2014-11-06
CIK 79282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of the Registrant’s common stock, $.10 par value, outstanding as of September 30, 2014 was 143,764,765

BROWN & BROWN, INC.

Disclosure Regarding Forward-Looking Statements

Brown & Brown, Inc., together with its subsidiaries (collectively, “we,” “Brown & Brown” or the “Company”), make “forward-looking statements” within the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995, as amended, throughout this report and in the documents we incorporate by reference into this report. You can identify these statements by forward-looking words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “plan” and “continue” or similar words. We have based these statements on our current expectations about potential future events. Although we believe the expectations expressed in the forward-looking statements included in this Form 10-Q and the reports, statements, information and announcements incorporated by reference into this report are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. Many of these factors have previously been identified in filings or statements made by us or on our behalf. Important factors which could cause our actual results to differ materially from the forward-looking statements in this report include the following items, in addition to those matters described in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

•	Material adverse changes in economic conditions and/or the regulatory environment or a disaster in the markets we serve and in the general economy particularly in California, Florida, Georgia, Illinois, Indiana, Kansas, Massachusetts, Michigan, New Jersey, New York, North Carolina, Oregon, Pennsylvania, Texas, Virginia and Washington;

•	Our ability to attract, retain and enhance qualified personnel;

•	Competition from others in the insurance agency, wholesale brokerage, insurance programs and service business;

•	Risks that could negatively affect our acquisition strategy, including continuing consolidation among insurance intermediaries and the increasing presence of private equity investors driving up valuations;

•	The performance and integration of acquired businesses and their effect on estimated acquisition earn-out payables and the failure to realize the expected benefits of such acquisitions and integrations;

•	Exposure units, and premium rates set by insurance companies which have traditionally varied and are difficult to predict;

•	Our ability to forecast liquidity needs through at least the end of 2015;

•	Our ability to renew or replace expiring leases;

•	Outcome of existing or future legal proceedings and governmental investigations, as well as future regulatory actions and conditions in the states in which we conduct our business;

•	Policy cancellations;

•	Potential changes to the tax rate that would affect the value of deferred tax assets and liabilities;

•	The inherent uncertainty in making estimates, judgments, and assumptions in the preparation of financial statements in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”);

•	Our ability to effectively apply technology in providing improved value for our customers as well as applying effective internal controls and efficiencies in operations; and

•	Other risks and uncertainties as may be detailed from time to time in our public announcements and Securities and Exchange Commission (“SEC”) filings.

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

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share data)	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
REVENUES
Commissions and fees	$420,615	$358,196	$1,177,312	$1,016,139
Investment income	225	85	522	510
Other income, net	578	1,029	4,942	3,465

Total revenues	421,418	359,310	1,182,776	1,020,114

EXPENSES
Employee compensation and benefits	203,126	180,528	583,633	503,540
Non-cash stock-based compensation	5,640	7,431	19,149	14,904
Other operating expenses	64,916	50,102	177,923	143,838
Amortization	21,983	17,858	60,482	50,140
Depreciation	5,456	4,466	15,338	12,896
Interest	7,298	4,135	18,374	12,116
Change in estimated acquisition earn-out payables	314	(665)	6,574	1,513

Total expenses	308,733	263,855	881,473	738,947

Income before income taxes	112,685	95,455	301,303	281,167

Income taxes	44,354	37,706	118,802	111,280

Net income	$68,331	$57,749	$182,501	$169,887

Net income per share:
Basic	$0.47	$0.40	$1.26	$1.18

Diluted	$0.47	$0.39	$1.24	$1.16

Dividends declared per share	$0.10	$0.090	$0.30	$0.270

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except per share data)	September 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$382,092	$202,952
Restricted cash and investments	275,846	250,009
Short-term investments	11,452	10,624
Premiums, commissions and fees receivable	392,309	395,915
Reinsurance recoverable	23,186	—
Prepaid reinsurance premiums	345,936	—
Deferred income taxes	19,376	29,276
Other current assets	35,698	39,260

Total current assets	1,485,895	928,036

Fixed assets, net	88,176	74,733
Goodwill	2,512,508	2,006,173
Amortizable intangible assets, net	805,699	618,888
Investments	19,989	16
Other assets	33,481	21,662

Total assets	$4,945,748	$3,649,508

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Premiums payable to insurance companies	$535,271	$534,360
Losses and loss adjustment expense	23,186	—
Unearned premiums	345,936	—
Premium deposits and credits due customers	99,494	80,959
Accounts payable	47,647	34,158
Accrued expenses and other liabilities	172,742	157,400
Current portion of long-term debt	38,750	100,000

Total current liabilities	1,263,026	906,877

Long-term debt	1,159,682	380,000

Deferred income taxes, net	345,558	291,704

Other liabilities	72,187	63,786

Shareholders’ Equity:
Common stock, par value $0.10 per share; authorized 280,000 shares; issued 145,904 shares and outstanding 143,765 shares at 2014, issued and outstanding 145,419 shares at 2013	14,590	14,542
Additional paid-in capital	398,646	371,960
Treasury stock, at cost 2,139 and 0 shares at 2014 and 2013, respectively	(67,525)	—
Retained earnings	1,759,593	1,620,639
Accumulated other comprehensive income, net of tax effect of ($9) at 2014, of $0 at 2013	(9)	—

Total shareholders’ equity	2,105,295	2,007,141

Total liabilities and shareholders’ equity	$4,945,748	$3,649,508

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended September 30,
(in thousands)	2014	2013
Cash flows from operating activities:
Net income	$182,501	$169,887
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	60,482	50,140
Depreciation	15,338	12,896
Non-cash stock-based compensation	19,149	14,904
Change in estimated acquisition earn-out payables	6,574	1,513
Deferred income taxes	17,200	31,000
Income tax benefit from exercise of shares from the stock benefit plans	(2,983)	(562)
Net gain on sales of investments, fixed assets and customer accounts	(2,654)	(1,417)
Payments on acquisition earn-outs in excess of original estimated payables	(2,539)	(2,788)
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Restricted cash and investments (increase)	(25,837)	(82,751)
Premiums, commissions and fees receivable decrease (increase)	21,078	(18,097)
Reinsurance recoverables decrease	2,052	—
Prepaid reinsurance premiums (increase)	(56,923)	—
Other assets (increase) decrease	(4,957)	11,200
Premiums payable to insurance companies (decrease) increase	(24,749)	9,894
Premium deposits and credits due customers increase	18,504	60,548
Losses and loss adjustment expense (decrease)	(2,052)	—
Unearned premiums increase	56,923	—
Accounts payable increase	26,375	3,541
Accrued expenses and other liabilities increase	321	57,527
Other liabilities (decrease)	(18,453)	(7,531)

Net cash provided by operating activities	285,350	309,904

Cash flows from investing activities:
Additions to fixed assets	(20,189)	(11,453)
Payments for businesses acquired, net of cash acquired	(694,816)	(339,352)
Proceeds from sales of fixed assets and customer accounts	3,392	867
Purchases of investments	(12,657)	(13,235)
Proceeds from sales of investments	12,568	9,726

Net cash used in investing activities	(711,702)	(353,447)

Cash flows from financing activities:
Proceeds from long-term debt	1,048,432	30,000
Payments on long-term debt	(330,000)	(93)
Payments on acquisition earn-outs	(9,353)	(7,810)
Borrowings on revolving credit facilities	475,000	31,863
Payments on revolving credit facilities	(475,000)	(31,863)
Income tax benefit from exercise of shares from the stock benefit plans	2,983	562
Issuances of common stock for employee stock benefit plans	14,753	11,286
Repurchase stock benefit plan shares for employees to fund tax withholdings	(2,751)	(245)
Purchase of treasury stock	(67,525)	—
Prepayment of accelerated share repurchase program	(7,500)	—
Cash dividends paid	(43,547)	(39,013)

Net cash provided by (used in) financing activities	605,492	(5,313)

Net increase (decrease) in cash and cash equivalents	179,140	(48,856)
Cash and cash equivalents at beginning of period	202,952	219,821

Cash and cash equivalents at end of period	$382,092	$170,965

See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1· Nature of Operations

Brown & Brown, Inc., a Florida corporation, and its subsidiaries (collectively, “Brown & Brown” or the “Company”) is a diversified insurance agency, wholesale brokerage, insurance programs and services organization that markets and sells to its customers insurance products and services, primarily in the property and casualty area. Brown & Brown’s business is divided into four reportable segments: the Retail Segment, which provides a broad range of insurance products and services to commercial, public entity, professional and individual customers; the National Programs Segment, acting as a managing general agent (“MGA”), provides professional liability and related package products for certain professionals, flood coverage, targeted products and services designated for specific industries, trade groups, governmental entities and market niches all of which are delivered through nationwide networks of independent agents, and markets; the Wholesale Brokerage Segment, which markets and sells excess and surplus commercial insurance and reinsurance, primarily through independent agents and brokers; and the Services Segment, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside services, Social Security disability and Medicare benefits advocacy services, and catastrophe claims adjusting services. In addition, as the result of our acquisition of the stock of The Wright Insurance Group, LLC (“Wright”), in May 2014, we own a flood insurance carrier, Wright National Flood Insurance Company (“WNFIC”), that is a Wright subsidiary. This carrier’s business consists of policies written pursuant to the National Flood Insurance Program (“NFIP”), the program administered by the Federal Emergency Management Agency (“FEMA”) and several excess flood insurance policies which are fully reinsured.

NOTE 2· Basis of Financial Reporting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We continually evaluate our estimates, which are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for our judgments about the carrying values of our assets and liabilities, which values are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions

Recently Issued Accounting Pronouncements

Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. In August 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance on disclosure of uncertainties about an entity’s ability to continue as a going concern. This guidance addresses management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. The guidance is effective for fiscal years beginning after December 15, 2016 and for interim periods within those fiscal years, with early adoption permitted. The Company does not expect to early adopt this guidance and it believes the adoption of this guidance will not have material impact on the Consolidated Financial Statements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company beginning November 1, 2017 and, at that time the Company may adopt the new standard under the full retrospective approach or the modified retrospective approach. Early adoption is not permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s condensed consolidated financial statements and disclosures.

Financial Reporting Related to Insurance Company Operations

Reinsurance

The Company protects itself from claims related losses by reinsuring all claims related risk exposure. The only line of insurance the Company writes is flood insurance associated with the Wright acquisition, with all exposure reinsured with FEMA for basic admitted policies conforming to the National Flood Insurance Program. For excess flood insurance policies, all exposure is reinsured with a reinsurance carrier. Reinsurance does not legally discharge the ceding insurer from the primary liability for the full amount due under the reinsured policies. Reinsurance premiums, commissions, expense reimbursement and related reserves related to ceded business are accounted for on a basis consistent with the accounting for the original policies issued and the terms of reinsurance contracts. Premiums earned and losses and loss adjustment expenses incurred are reported net of reinsurance amounts. Other underwriting expenses are shown net of earned ceding commission income. The liabilities for unpaid losses and loss adjustment expenses and unearned premiums are reported gross of ceded reinsurance recoverable.

Balances due from reinsurers on unpaid losses and loss adjustment expenses, including an estimate of such recoverables related to reserves for incurred but not reported (“IBNR”) losses, are reported as assets and are included in reinsurance recoverable even though amounts due on unpaid loss and loss adjustment expense are not recoverable from the reinsurer until such losses are paid. The Company does not believe it is exposed to any material credit risk through its reinsurance as the reinsurer is FEMA for basic admitted flood policies and a national reinsurance carrier for excess flood policies, which is rated A+ from AM Best. Historically, no amounts due from reinsurance carriers have been written off as uncollectible.

Unpaid Losses and Loss Adjustment Expense

Unpaid losses and loss adjustment expenses include amounts determined on individual claims and other estimates based on the past experience of WNFIC and the policyholders for incurred but not reported (“IBNR”) claims, less anticipated salvage and subrogation recoverable. The methods of making such estimates and for establishing the resulting reserves are continually reviewed and updated, and any adjustments resulting therefrom are reflected in operations currently.

WNFIC engages the services of outside actuarial consulting firms (the “Actuaries”) to assist on an annual basis to render an opinion on the sufficiency of the Company’s estimates for unpaid losses and related loss adjustment expenses. The Actuaries utilize both industry experience and the Company’s own experience to develop estimates of those amounts as of year-end. These estimated liabilities are subject to the impact of future changes in claim severity, frequency and other factors. In spite of the variability inherent in such estimates, management believes that the liabilities for unpaid losses and related loss adjustment expenses are adequate.

Premiums

Premiums are recognized as income over the coverage period of the related policies. Unearned premiums represent the portion of premiums written that relate to the unexpired terms of the policies in force and are determined on a daily pro rata basis.

NOTE 3· Net Income Per Share

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

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share data)	2014	2013	2014	2013
Net income	$68,331	$57,749	$182,501	$169,887
Net income attributable to unvested awarded performance stock	(1,681)	(1,626)	(4,604)	(4,092)

Net income attributable to common shares	$66,650	$56,123	$177,897	$165,795

Weighted average number of common shares outstanding – basic	144,469	145,228	144,909	144,403
Less unvested awarded performance stock included in weighted average number of common shares outstanding – basic	(3,554)	(4,089)	(3,656)	(3,478)

Weighted average number of common shares outstanding for basic earnings per common share	140,915	141,139	141,253	140,925
Dilutive effect of stock options	2,049	1,650	1,849	1,551

Weighted average number of shares outstanding – diluted	142,964	142,789	143,102	142,476

Net income per share:
Basic	$0.47	$0.40	$1.26	$1.18

Diluted	$0.47	$0.39	$1.24	$1.16

NOTE 4· Business Combinations

During the nine months ended September 30, 2014, Brown & Brown acquired the assets and assumed certain liabilities of five insurance intermediaries, all of the stock of one insurance intermediary that owns an insurance carrier and several books of business (customer accounts). Additionally, miscellaneous adjustments were recorded to the purchase price allocation of certain prior acquisitions completed within the last twelve months as permitted by ASC Topic 805 — Business Combinations (“ASC 805”). All of these acquisitions were acquired primarily to expand Brown & Brown’s core business and to attract and hire high-quality individuals. The recorded purchase price for all acquisitions consummated after January 1, 2009 included an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations will be recorded in the Condensed Consolidated Statement of Income when incurred.

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

Based on the acquisition date and the complexity of the underlying valuation work, certain amounts included in the Company’s Condensed Consolidated Financial Statements may be provisional and thus subject to further adjustments within the permitted measurement period, as defined in ASC 805. For the nine months ended September 30, 2014, several adjustments were made within the permitted measurement period that resulted in a decrease in the aggregate purchase price of the affected acquisitions of $93,000 relating to the assumption of certain liabilities.

Cash paid for acquisitions were $720.1 million and $379.7 million in the nine-month periods ended September 30, 2014 and 2013, respectively. We completed 6 acquisitions in the nine-month period ended September 30, 2014. We completed 4 acquisitions (excluding books of business purchases) in the nine-month period ended September 30, 2013, with the largest being Beecher Carlson Holdings, Inc. which was effective July 1, 2013 and cash paid totaled to $364.2 million.

The following table summarizes the aggregate purchase price allocations made as of the date of the acquisitions for the current-year acquisitions and adjustments made during the measurement period for prior-year acquisitions:

(in thousands)
Name	Business Segment	Effective Date of Acquisition	Cash Paid	Other Payable	Recorded Earn-Out Payable	Net Assets Acquired	Maximum Potential Earn- Out Payable
The Wright Insurance Group, LLC.	National Programs	May 1, 2014	$610,158	$1,471	$—	$611,629	$—
Pacific Resources Benefits Advisors, LLC (“PacRes”)	Retail	May 1, 2014	90,000	—	8,819	98,819	35,000
Axia Strategies, Inc (“Axia”).	Wholesale Brokerage	May 1, 2014	9,870	—	1,824	11,694	5,200
Other	Various	Various	10,153	125	2,294	12,572	6,028

Total			$720,181	$1,596	$12,937	$734,714	$46,228

The following table summarizes the adjustments made to the estimated fair values along with the aggregate assets and liabilities acquired as of the date of each acquisition:

(in thousands)	Wright	PacRes	Axia	Other	Total
Cash	$25,365	$—	$—	$—	$25,365
Other current assets	16,768	3,647	101	742	21,258
Fixed assets	7,445	53	24	1,719	9,241
Reinsurance recoverables	25,238	—	—	—	25,238
Prepaid reinsurance premiums	289,013	—	—	—	289,013
Goodwill	427,947	63,656	7,276	7,427	506,306
Purchased customer accounts	207,486	31,845	4,252	2,812	246,395
Non-compete agreements	1,119	21	41	119	1,300
Other assets	20,045	—	—	—	20,045

Total assets acquired	1,020,426	99,222	11,694	12,819	1,144,161
Other current liabilities	(14,911)	(403)	—	(247)	(15,561)
Losses and loss adjustment expense	(25,238)	—	—	—	(25,238)
Unearned premiums	(289,013)	—	—	—	(289,013)
Deferred income tax, net	(46,675)	—	—	—	(46,675)
Other liabilities	(32,960)	—	—	—	(32,960)

Total liabilities assumed	(408,797)	(403)	—	(247)	(409,447)

Net assets acquired	611,629	$98,819	11,694	$12,572	$734,714

The weighted average useful lives for the amortizable intangible assets acquired in the current year are as follows: purchased customer accounts, 15.0 years; and non-compete agreements, 3.3 years.

Goodwill of $506,335,000 was allocated to the Retail, National Programs, Wholesale Brokerage and Services Segments in the amounts of $71,449,000, $427,802,000, $7,323,000 and ($239,000), respectively. Of the total goodwill of $506,335,000, $141,757,000 is currently deductible for income tax purposes and $351,641,000 is non-deductible. The remaining $12,937,000 relates to the recorded earn-out payables and will not be deductible until it is earned and paid.

The results of operations for the acquisitions completed during 2014 have been combined with those of the Company since the acquisition date. The total revenues and income before income taxes from the acquisitions completed through September 30, 2014, included in the Condensed Consolidated Statement of Income for the nine months ended September 30, 2014, were $77,064,000 and $5,166,000, respectively. If the acquisitions had occurred as of the beginning of the respective periods, the Company’s results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

(UNAUDITED)	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share data)	2014	2013	2014	2013
Total revenues	$421,433	$400,738	$1,234,451	$1,138,466
Income before income taxes	112,687	109,069	318,806	320,089
Net income	68,332	65,985	193,103	193,404

Net income per share:
Basic	$0.47	$0.45	$1.33	$1.34
Diluted	$0.47	$0.45	$1.32	$1.32

Weighted average number of shares outstanding:
Basic	140,915	141,139	141,253	140,925
Diluted	142,964	142,789	143,102	142,476

As of September 30, 2014 and 2013, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3). The resulting additions, payments, and net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the three and nine months ended September 30, 2014 and 2013, were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Balance as of the beginning of the period	$52,696	$48,918	$43,058	$52,987
Additions to estimated acquisition earn-out payables	(221)	955	14,586	2,787
Payments for estimated acquisition earn-out payables	(463)	(2,518)	(11,892)	(10,597)

Subtotal	52,012	47,355	45,752	45,177

Net change in earnings from estimated acquisition earn-out payables:

Change in fair value on estimated acquisition earn-out payables	(247)	(1,146)	4,981	10
Interest expense accretion	561	481	1,593	1,503

Net change in earnings from estimated acquisition earn-out payables	314	(665)	6,574	1,513

Balance as of September 30, 2014	$52,326	$46,690	$52,326	$46,690

Of the $52,326,000 estimated acquisition earn-out payables as of September 30, 2014, $19,751,000 was recorded as accounts payable and $32,575,000 was recorded as other non-current liabilities.

NOTE 5· Goodwill

Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. Brown & Brown completed its most recent annual assessment as of November 30, 2013, and identified no impairment as a result of the evaluation.

The changes in the carrying value of goodwill by reportable segment for the nine months ended September 30, 2014 are as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Total
Balance as of January 1, 2014	$1,131,257	$467,144	$287,242	$120,530	$2,006,173
Goodwill of acquired businesses	71,449	427,802	7,323	(239)	506,335

Balance as of September 30, 2014	$1,202,706	$894,946	$294,565	$120,291	$2,512,508

NOTE 6· Amortizable Intangible Assets

Amortizable intangible assets at September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014				December 31, 2013
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (Years)(1)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (Years)(1)
Purchased customer accounts	$1,365,973	$(564,053)	$801,920	15.0	$1,120,719	$(505,137)	$615,582	14.9
Non-compete agreements	29,415	(25,636)	3,779	6.8	28,115	(24,809)	3,306	7.0

Total	$1,395,388	$(589,689)	$805,699		$1,148,834	$(529,946)	$618,888

(1)	Weighted average life calculated as of the date of acquisition.

Amortization expense for amortizable intangible assets for the years ending December 31, 2014, 2015, 2016, 2017 and 2018 is estimated to be $82,445,000, $86,773,000, $82,243,000, $79,289,000, and $73,888,000 respectively.

NOTE 7· Long-Term Debt

Long-term debt at September 30, 2014 and December 31, 2013 consisted of the following:

(in thousands)	2014	2013
Current portion of long-term debt:
Current portion of 5-year term loan facility expires 2019	$13,750	$—
6.080% senior notes, semi-annual interest payments, balloon due 2014	—	100,000
5.370% senior notes, quarterly interest payments, balloon due 2015	25,000	—

Total current portion of short-term debt	$38,750	$100,000

Long-term debt:
Note agreements:
5.370% senior notes, quarterly interest payments, balloon due 2015	$—	$25,000
5.660% senior notes, semi-annual interest payments, balloon due 2016	25,000	25,000
4.500% senior notes, quarterly interest payments, balloon due 2018	100,000	100,000
4.200% senior notes, semi-annual interest payments, balloon due 2024	498,432	—

Total notes	$623,432	$150,000

Credit agreements:
Periodic payments of interest, LIBOR plus 1.00%, expires December 31, 2016	$—	$100,000
Quarterly payments of interest, LIBOR plus 1.00%, expires December 31, 2016	—	100,000
Periodic payments of interest, LIBOR plus 1.00%, expires December 31, 2016	—	30,000
5-year term-loan facility, periodic interest and principal payments, currently LIBOR plus 1.375%, expires May 20, 2019	536,250	—
5-year revolving-loan facility, periodic interest payments, currently LIBOR plus 1.175%, plus commitment fees of 0.20%, expires May 20, 2019	—	—
Revolving credit loan, quarterly interest payments, LIBOR plus up to 1.40% and availability fee up to 0.25%, expires December 31, 2016	—	—

Total credit agreements	$536,250	$230,000

Total long-term debt	$1,159,682	$380,000
Current portion of short-term debt	$38,750	$100,000

Total debt	$1,198,432	$480,000

In July 2004, the Company completed a private placement of $200.0 million of unsecured senior notes (the “Notes”). The $200.0 million was divided into two series: (1) Series A, which closed on September 15, 2004, for $100.0 million due in 2011 and bore interest at 5.57% per year; and (2) Series B, which closed on July 15, 2004, for $100.0 million due in 2014 and bore interest at 6.08% per year. On September 15, 2011, the $100.0 million of Series A Notes were redeemed on their normal maturity date through use of funds from the Master Agreement (defined below). As of July 15, 2014 Series B notes were redeemed at maturity using proceeds from the Credit Facility (defined below).

On January 9, 2012, the Company entered into: (1) an amended and restated revolving and term loan credit agreement (the “SunTrust Agreement”) with SunTrust Bank (“SunTrust”) that provided for (a) a $100.0 million term loan (the “SunTrust Term Loan”) and (b) a $50.0 million revolving line of credit (the “SunTrust Revolver”) and (2) a $50.0 million promissory note. The maturity date for the SunTrust Term Loan and the SunTrust Revolver was December 31, 2016, at which time all outstanding principal and unpaid interest would have been due. On May 20, 2014, in connection with closing the Wright acquisition and funding of the Credit Facility (as defined below), the SunTrust Term Loan was paid in full using proceeds from the Credit Facility and the SunTrust Revolver was also terminated at that time.

On January 26, 2012, the Company entered into a term loan agreement (the “JPM Agreement”) with JPMorgan that provided for a $100.0 million term loan (the “JPM Term Loan”). The JPM Term Loan was fully funded on January 26, 2012, and provided the financing to fully repay (1) the JPM Bridge Facility and (2) the SunTrust Revolver. As a result of the January 26, 2012 financing and repayments, the JPM Bridge Facility was terminated and the SunTrust Revolver’s amount outstanding was reduced to zero. The maturity date for the JPM Term Loan was December 31, 2016, at which time all outstanding principal and unpaid interest would have been due. On May 20, 2014, in connection with closing the Wright acquisition and funding of the Credit Facility (as defined below), the JPM Term Loan was paid in full and terminated using proceeds from the Credit Facility.

On July 1, 2013, in conjunction with the acquisition of Beecher Carlson Holdings, Inc., the Company entered into: (1) a revolving loan agreement (the “Wells Fargo Agreement”) with Wells Fargo Bank, N.A. that provided for a $50.0 million revolving line of credit (the “Wells Fargo Revolver”) and (2) a term loan agreement (the “Bank of America Agreement”) with Bank of America, N.A. (“Bank of America”) that provided for a $30.0 million term loan (the “Bank of America Term Loan”).

The maturity date for the Wells Fargo Revolver is December 31, 2016, at which time all outstanding principal and unpaid interest will be due. The Wells Fargo Revolver may be increased by up to $50.0 million (bringing the total amount available to $100.0 million). The calculation of interest and fees for the Wells Fargo Agreement is generally based on the Company’s funded debt-to-EBITDA ratio. Interest is charged at a rate equal to 1.00% to 1.40% above LIBOR or 1.00% below the Base Rate, each as more fully described in the Wells Fargo Agreement. Fees include an up-front fee, an availability fee of 0.175% to 0.25%, and a letter of credit margin fee of 1.00% to 1.40%. The obligations under the Wells Fargo Revolver are unsecured and the Wells Fargo Agreement includes various covenants, limitations and events of default that are customary for similar facilities for similar borrowers. As of April 16, 2014, in connection with the signing of the Credit Facility an amendment to the agreement was established to reduce the total revolving loan commitment from $50.0 million to $25.0 million. There were no borrowings against the Wells Fargo Revolver as of September 30, 2014 and December 31, 2013.

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

The 30-day Adjusted LIBOR Rate as of September 30, 2014 was 0.19%.

On April 17, 2014, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A. as administrative agent and certain other banks as co-syndication agents and co-documentation agents (the “Credit Agreement”). The Credit Agreement in the amount of $1,350.0 million provides for an unsecured revolving credit facility (the “Credit Facility”) in the initial amount of $800.0 million and unsecured term loans in the initial amount of $550.0 million, either or both of which may, subject to lenders’ discretion, potentially be increased by up to $500.0 million. The Credit Facility was funded on May 20, 2014 in conjunction with the closing of the Wright acquisition, with the $550.0 million term loan being funded as well as a drawdown of $375.0 million on the revolving loan facility. Use of these proceeds were to retire existing term loan debt including the JPM Term Loan Agreement, SunTrust Term Loan Agreement and Bank of America Term Loan Agreement in total of $230.0 million (as described above) and to facilitate the closing of the Wright acquisition as well as other acquisitions. The Credit Facility terminates on May 20, 2019, but either or both of the revolving credit facility and the term loans may be extended for two additional one-year periods at the Company’s request and at the discretion of the respective lenders. Interest and facility fees in respect to the Credit Facility are based on the better of the Company’s net debt leverage ratio or a non-credit enhanced senior unsecured long-term debt rating. Based on the Company’s net debt leverage ratio, the rates of interest for the first two quarters charged on the term loan and revolving loan is 1.375% and 1.175% respectively and above the adjusted LIBOR rate for outstanding amounts drawn. There are fees included in the facility which include a facility fee based on the revolving credit commitments of the lenders (whether used or unused) at a rate of 0.20% and letter of credit fees based on the amounts of outstanding secured or unsecured letters of credit. The Credit Facility includes various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers. As of September 30, 2014, there was an outstanding debt balance issued under the provisions of the Credit Facility in total of $550.0 million with no proceeds outstanding relative to the revolving loan.

On September 18, 2014 the Company issued $500.0 million of 4.200% unsecured senior notes due 2024. The senior notes were given investment grade ratings of BBB-/Baa3 with a stable outlook. The notes are subject to certain covenant restrictions and regulations which are customary for credit rated obligations. At the time of funding, the proceeds were offered at a discount of the original note amount which also excluded an underwriting fee discount. The net proceeds received from the issuance were used to repay the outstanding balance of $475.0 million on the revolving Credit Facility and other general corporate purposes.

The Notes, the Master Agreement and the Credit Agreement all require the Company to maintain certain financial ratios and comply with certain other covenants. The Company was in compliance with all such covenants as of September 30, 2014 and December 31, 2013.

NOTE 8· Supplemental Disclosures of Cash Flow Information and Non-Cash Financing and Investing Activities

	For the nine months ended September 30,
(in thousands)	2014	2013
Cash paid during the period for:
Interest	$19,940	$13,223
Income taxes	$92,018	$81,156

Brown & Brown’s significant non-cash investing and financing activities are summarized as follows:

	For the nine months ended September 30,
(in thousands)	2014	2013
Other payable issued for purchased customer accounts	$1,623	$503
Estimated acquisition earn-out payables and related charges	$12,937	$2,064
Notes received on the sale of fixed assets and customer accounts	$296	$1,107

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

NOTE 10· Segment Information

Brown & Brown’s business is divided into four reportable segments: the Retail Segment, which provides a broad range of insurance products and services to commercial, public and quasi-public entities, and to professional and individual customers; the National Programs Segment, which provides professional liability and related package products for certain professionals delivered through nationwide networks of independent agents, markets targeted products and services designed for specific industries, trade groups, public and quasi-public entities, and market niches and provides flood coverage; the Wholesale Brokerage Segment, which markets and sells excess and surplus commercial and personal lines insurance, and reinsurance, primarily through independent agents and brokers; and the Services Segment, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside services, Social Security disability and Medicare benefits advocacy services and catastrophe claims adjusting services.

Brown & Brown conducts all of its operations within the United States of America, except for one wholesale brokerage subsidiary based in London, England, and retail subsidiaries in Bermuda and the Cayman Islands. These three subsidiaries earned $3.2 million and $2.3 million of total revenues for the three months ended September 30, 2014 and 2013, respectively. These subsidiaries earned $10.2 million and $8.2 million of total revenues for the nine months ended September 30, 2014 and 2013, respectively. Additionally, these subsidiaries earned $12.2 million of total revenues for the year ended December 31, 2013. Long-lived assets held outside of the United States during the nine months ended September 30, 2014 and 2013 were not material.

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

	For the three months ended September 30, 2014
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$202,708	$116,512	$66,762	$35,492	$(56)	$421,418
Investment income	$16	$48	$9	$—	$152	$225
Amortization	$10,732	$7,253	$2,955	$1,034	$9	$21,983
Depreciation	$1,621	$2,116	$679	$555	$485	$5,456
Interest expense	$10,675	$15,915	$505	$1,938	$(21,735)	$7,298
Income before income taxes	$40,234	$20,913	$22,745	$4,859	$23,934	$112,685
Total assets	$3,124,487	$2,477,731	$965,555	$285,307	$(1,907,332)	$4,945,748
Capital expenditures	$1,330	$5,179	$546	$325	$232	$7,612

	For the three months ended September 30, 2013
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$192,845	$77,816	$59,324	$30,020	$(695)	$359,310
Investment income	$19	$4	$7	$—	$55	$85
Amortization	$10,258	$3,781	$2,884	$925	$10	$17,858
Depreciation	$1,536	$1,384	$684	$402	$460	$4,466
Interest expense	$11,127	$6,245	$642	$1,804	$(15,683)	$4,135
Income before income taxes	$37,441	$17,450	$20,152	$5,763	$14,649	$95,455
Total assets	$2,918,824	$1,350,689	$915,515	$252,801	$(1,883,041)	$3,554,788
Capital expenditures	$1,696	$1,349	$277	$639	$369	$4,330

	For the nine months ended September 30, 2014
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$616,375	$281,557	$181,841	$102,891	$112	$1,182,776
Investment income	$48	$119	$20	$2	$333	$522
Amortization	$31,340	$17,242	$8,770	$3,101	$29	$60,482
Depreciation	$4,819	$5,425	$1,999	$1,646	$1,449	$15,338
Interest expense	$32,612	$33,803	$1,447	$5,879	$(55,367)	$18,374
Income before income taxes	$130,577	$46,721	$52,859	$12,682	$58,464	$301,303
Total assets	$3,124,487	$2,477,731	$965,555	$285,307	$(1,907,332)	$4,945,748
Capital expenditures	$5,009	$12,036	$1,545	$860	$739	$20,189

	For the nine months ended September 30, 2013
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$539,232	$215,110	$162,844	$103,070	$(142)	$1,020,114
Investment income	$65	$14	$16	$1	$414	$510
Amortization	$27,858	$10,811	$8,668	$2,774	$29	$50,140
Depreciation	$4,278	$3,958	$2,107	$1,200	$1,353	$12,896
Interest expense	$22,976	$17,529	$2,120	$5,608	$(36,117)	$12,116
Income before income taxes	$128,134	$42,688	$46,274	$22,305	$41,766	$281,167
Total assets	$2,918,824	$1,350,689	$915,515	$252,801	$(1,883,041)	$3,554,788
Capital expenditures	$4,519	$3,661	$1,374	$1,137	$762	$11,453

NOTE 11· Investments

At September 30, 2014, the Company’s amortized cost and fair values of fixed maturity securities related to our insurance company operations are summarized as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities, obligations of U.S. Government agencies and Municipals	$10,588	$4	$(4)	$10,588
Foreign government	50	—	—	50
Corporate debt	5,583	5	(11)	5,576
Short duration fixed income fund	3,737	38	—	3,775

Total	$19,958	$47	$(15)	$19,989

The following table shows the investments’ gross unrealized loss and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2014.

(in thousands)	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities, obligations of U.S. Government agencies and Municipals	$3,168	$4	$—	$—	$3,168	$4
Corporate debt	4,490	11	—	—	4,490	11

Total	$7,658	$15	$—	$—	$7,658	$15

The unrealized losses in the Company’s investments in U.S. Treasury Securities and obligations of U.S. Government Agencies and bonds from corporate issuers were caused by interest rate increases. At September 30, 2014, the Company had 38 securities in an unrealized loss position. The contractual cash flows of the U.S. Treasury Securities and obligations of the U.S. Government agencies investments are either guaranteed by the U.S. Government or an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. The corporate securities are highly rated securities with no indicators of potential impairment. Based on the ability and intent of the Company to hold these investments until recovery of fair value, which may be maturity, the bonds were not considered to be other-than-temporarily impaired at September 30, 2014.

The amortized cost and estimated fair value of the fixed maturity securities at September 30, 2014 by contractual maturity are set forth below:

(in thousands)	Amortized Cost	Fair Value
Years to maturity:
Due in one year or less	$4,316	$4,354
Due after one year through five years	15,296	15,286
Due after five years through ten years	346	349

Total	$19,958	$19,989

The expected maturities in the foregoing table may differ from the contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalty.

Proceeds from sales of the Company’s investment in fixed maturity securities were $0.2 million including maturities from the period May 1, 2014 to September 30, 2014. There were no gains and losses realized on those sales for the period from May 1, 2014 to September 30, 2014.

Realized gains and losses are reported on the consolidated statements of operations and comprehensive loss, with the cost of securities sold determined on a specific identification basis.

NOTE 12· Reinsurance and Losses and Loss Adjustment Expenses

The Company reinsures hundred percent of its insurance coverage with reinsurers to limit the amount of loss on individual claims. Although the reinsurers are liable to the Company for amounts reinsured, the Company remains primarily liable to its policyholders for the full amount of the policies written whether or not the reinsurers meet their obligations to the Company when they become due. The effects of reinsurance on premiums written and earned are as follows:

(in thousands)	Period from May 1, 2014 to September 30, 2014
	Written	Earned
Direct premiums	$315,568	$258,489
Assumed premiums	1	157
Ceded premiums	315,563	258,640

Net premiums	$6	$6

All premiums written by WNFIC under the National Flood Insurance Program are 100% ceded to FEMA, for which the Company receives a 30.7% expense allowance. For the period from May 1, 2014 through September 30, 2014, the Company ceded $315.1 million of written premiums.

Effective April 1, 2014, WNFIC is also a party to a quota share agreement whereby it cedes 100% of its gross excess flood premiums which excludes fees to Arch Reinsurance Company and receives a 30.5% commission. WNFIC ceded $0.5 million for the period from May 1 through September 30, 2014. No loss data exists on this agreement.

The Company also ceded 100% of the Homeowners and Private Passenger Auto Liability to Stillwater Insurance Company formerly known as Fidelity National Insurance Company. This business is in runoff. Therefore, only loss data still exists on this business. As of September 30, 2014, ceded unpaid losses and loss adjustment expenses for Homeowners and Private Passenger Auto Liability was $0.0 million and $0.3 million, respectively. The incurred but not reported was $0.2 million for Homeowners and $0.2 million for Private Passenger Auto Liability. The reinsurance recoverable balance as of September 30, 2014 was $23.2 million and is comprised of recoverables on unpaid losses and loss expenses.

There was no net activity in the reserve for losses and loss adjustment expense during the period May 1, 2014 through September 30, 2014, as the Company’s direct premiums written were hundred percent ceded to three reinsurers. The balance of the reserve for losses and loss adjustment expense, excluding related reinsurance recoverables, as of September 30, 2014 was $23.2 million.

NOTE 13· Statutory Financial Information

WNFIC is required to maintain minimum amounts of statutory capital and surplus as required by regulatory authorities. WNFIC’s statutory capital and surplus exceeded their respective minimum statutory requirements. The unaudited statutory capital and surplus of WNFIC was $9.4 million at September 30, 2014. For the period from January 1, 2014 through September 30, 2014, WNFIC generated statutory net income of $0.9 million.

After the May 19, 2014 distribution of WNFIC to WRM America Intermediate Holding Company, Inc. but prior to the consummation of the Brown and Brown purchase of Wright and its subsidiaries, WNFIC issued and paid an extraordinary dividend of $7.0 million to its parent. That dividend was issued and paid with the prior approval of the Texas Department of Insurance.

NOTE 14· Subsidiary Dividend Restrictions

Under the insurance regulations of Texas, the maximum amount of ordinary dividends that WNFIC can pay to shareholders in a rolling twelve month period is limited to the greater of 10% of statutory adjusted capital and surplus as shown on WNFIC’s last annual statement on file with the superintendent or 100% of adjusted net income. As an extraordinary dividend of $7.0 million was paid on May 20, 2014, no ordinary dividend may be paid until May 21, 2015.

NOTE 15· Shareholders’ Equity

On July 21, 2014, the Company’s Board of Directors authorized the repurchase of up to $200 million of its shares of common stock. This is in addition to the $25.0 million that was authorized in the first quarter and executed in the second quarter of 2014. On September 2, 2014, the Company entered into an accelerated share repurchase agreement (“ASR”) with an investment bank to repurchase an aggregate $50.0 million of the Company’s common stock. As part of the ASR, the Company received an initial delivery of 1,293,760 shares of the Company’s common stock with a fair market value of approximately $42.5 million, which is included in treasury stock in the accompanying Consolidated Balance Sheet as of September 30, 2014. The initial delivery of 1,293,760 shares reduced the outstanding shares used to determine the Company’s weighted average shares outstanding for purposes of calculating basic and diluted earnings per share. The remaining $7.5 million of the aggregate repurchase amount was included in additional paid-in capital in the accompanying Consolidated Balance Sheet as of September 30, 2014. The total number of shares repurchased under the ASR of 1,539,760 was determined upon settlement on October 8, 2014 and was based on the Company’s volume weighted average price per its common share over the ASR period less a discount.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION UPDATES THE MD&A CONTAINED IN THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013, AND THE TWO DISCUSSIONS SHOULD BE READ TOGETHER.

GENERAL

Company Overview — Third Quarter of 2014

We are a diversified insurance agency, wholesale brokerage, insurance programs and services organization where we foster a strong, decentralized sales culture with the goal of consistent, sustained profitable growth over the long term. As an insurance intermediary, our principal sources of revenue are commissions paid by insurance companies and, to a lesser extent, fees paid directly by customers. Commission revenues generally represent a percentage of the premium paid by an insured and are materially affected by fluctuations in both premium rate levels charged by insurance companies and the insured’s underlying “insurable exposure units,” which are units that insurance companies use to measure or express insurance exposed to risk (such as property values, or sales and payroll levels) to determine what premium to charge the insured. Insurance companies establish these premium rates based upon many factors, including reinsurance rates paid by such insurance companies, none of which we control. The volume of business from new and existing customers, fluctuations in insurable exposure units and changes in general economic and competitive conditions all affect our revenues. Historically, our revenues have typically grown as a result of, among other things, our focus on net new business growth and acquisitions.

We have increased revenues every year from 1993 to 2013, with the exception of 2009, when our revenues dropped 1.0%. Our revenues grew from $95.6 million in 1993 to $1.4 billion in 2013, reflecting a compound annual growth rate of 14.2%. In the same 20-year period, we increased net income from $8.0 million to $217.1 million in 2013, a compound annual growth rate of 17.9%.

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

In addition to our core commissions and fees revenue, we also earn “profit-sharing contingent commissions,” which are commissions based primarily on underwriting results, but which may also reflect considerations for volume, growth and/or retention. These commissions are primarily received in the first and second quarters of each year, based on the aforementioned considerations for the prior year(s). Over the last three years, profit-sharing contingent commissions have averaged approximately 4.4% of the previous year’s total commissions and fees revenue. Profit-sharing contingent commissions are typically included in our total commissions and fees in the Condensed Consolidated Statement of Income in the year received.

Certain insurance companies offer guaranteed fixed-base agreements, referred to as “Guaranteed Supplemental Commissions” (“GSCs”) in lieu of profit –sharing contingent commissions. Since GSCs are not subject to the uncertainty of loss ratios, they are accrued throughout the year based on actual premiums written. For the period ending December 31, 2013, we accrued and earned $8.3 million of GSCs, most of which were collected in the first quarter of 2014. For the three-month periods ended September 30, 2014 and 2013, we earned and accrued $2.6 million and $2.4 million, respectively, from GSCs. For the nine-month periods ended September 30, 2014 and 2013, we earned and accrued $7.6 million and $6.3 million, respectively, from GSCs.

For the three and nine-month periods ended September 30, 2014, our consolidated internal revenue growth rates were 2.9% and 1.5%, respectively, but excluding the impact of revenues associated with Hurricane Sandy in the first half of 2013, our consolidated internal growth rate (i.e. growth in core organic commissions and fees) for the nine-month period ended September 30, 2014 was 3.5%. Additionally, each of our four segments recorded positive internal revenue growth for the third quarter of 2014. In the event that the gradual increases in insurable exposure units that occurred in 2013 and in the first nine months of 2014 continue for the remainder of 2014, we believe we will continue to see positive quarterly internal revenue growth rates for the remaining three months of 2014 even with rates moderating downward.

        Fee revenues relate to fees negotiated in lieu of commissions, which are recognized as services are rendered. Fee revenues have historically been generated primarily by: (1) our Services Segment, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside services, Social Security disability and Medicare benefits advocacy services, and catastrophe claims adjusting services, and (2) our National Programs and Wholesale Brokerage Segments, which earn fees primarily for the issuance of insurance policies on behalf of insurance companies. These services are provided over a period of time, typically one year. Fee revenues, on a consolidated basis, as a percentage of our total commissions and fees, represented 26.6% in 2013, 21.7% in 2012 and 16.4% in 2011.

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

Additionally, our profit-sharing contingent commissions and GSCs for the three months ended September 30, 2014 increased by $1.2 million compared to the third quarter of 2013 primarily as a result of increased contingents in our Wholesale Brokerage business segment. Other income decreased by $0.4 million primarily as a result of a reduction in book of business sale gains when compared to the third quarter of 2013.

Income before income taxes in the three month period ended September 30, 2014 increased from the third quarter of 2013 by $17.2 million, primarily as a result of new acquisitions and net new business, partially offset by the incremental interest expense associated with the new Credit Agreement and the inaugural public debt offering, both completed in 2014.

Acquisitions

Part of our continuing business strategy is to attract high-quality insurance intermediaries to join our operations. From 1993 through the third quarter of 2014, we acquired 455 insurance intermediary operations, excluding acquired books of business (customer accounts).

Critical Accounting Policies

We have had no changes to our Critical Accounting Policies. We believe that of our significant accounting and reporting policies, the more critical policies include our accounting for revenue recognition, business acquisitions and purchase price allocations, intangible asset impairments and reserves for litigation. In particular, the accounting for these areas requires significant judgments to be made by management. Different assumptions in the application of these policies could result in material changes in our consolidated financial position or consolidated results of operations. Refer to Note 1 in the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2013 on file with the Securities and Exchange Commission (“SEC”) for details regarding our critical and significant accounting policies.

With the Wright acquisition we now have insurance company operations for which we have adopted accounting policies that were consistent with the accounting policies in place at Wright prior to their acquisition by Brown & Brown. These are detailed in Note 2 to the Financial Statements “Basis of Financial Reporting”.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes.

Financial information relating to our Condensed Consolidated Financial Results for the three and nine months ended September 30, 2014 and 2013 is as follows (in thousands, except percentages):

	For the three months ended September 30,			For the nine months ended September 30,
	2014	2013	% Change	2014	2013	% Change
REVENUES
Core commissions and fees	$403,033	$341,839	17.9%	$1,120,210	$962,942	16.3%
Profit-sharing contingent commissions	15,011	13,951	7.6%	49,515	46,869	5.6%
Guaranteed supplemental commissions	2,571	2,406	6.9%	7,587	6,328	19.9%
Investment income	225	85	NMF (1)	522	510	2.4%
Other income, net	578	1,029	(43.8)%	4,942	3,465	42.6%

Total revenues	421,418	359,310	17.3%	1,182,776	1,020,114	15.9%

EXPENSES
Employee compensation and benefits	203,126	180,528	12.5%	583,633	503,540	15.9%
Non-cash stock-based compensation	5,640	7,431	(24.1)%	19,149	14,904	28.5%
Other operating expenses	64,916	50,102	29.6%	177,923	143,838	23.7%
Amortization	21,983	17,858	23.1%	60,482	50,140	20.6%
Depreciation	5,456	4,466	22.2%	15,338	12,896	18.9%
Interest	7,298	4,135	76.5%	18,374	12,116	51.7%
Change in estimated acquisition earn-out payables	314	(665)	NMF (1)	6,574	1,513	NMF (1)

Total expenses	308,733	263,855	17.0%	881,473	738,947	19.3%

Income before income taxes	112,685	95,455	18.1%	301,303	281,167	7.2%

Income taxes	44,354	37,706	17.6%	118,802	111,280	6.8%

NET INCOME	$68,331	$57,749	18.3%	$182,501	$169,887	7.4%

Net internal growth rate – core organic commissions and fees	2.9%	7.3%		1.5%	8.2%
Employee compensation and benefits ratio	48.2%	50.2%		49.3%	49.4%
Other operating expenses ratio	15.4%	13.9%		15.0%	14.1%

Capital expenditures	$7,612	$4,330		$20,189	$11,453
Total assets at September 30, 2014 and 2013				$4,945,748	$3,554,788

(1)	NMF = Not a meaningful figure

Commissions and Fees

Commissions and fees, including profit-sharing contingent commissions and GSCs, for the third quarter of 2014 increased $62.4 million to $420.6 million, or 17.4%, over the same period in 2013. Profit-sharing contingent commissions and GSCs for the third quarter of 2014 increased $1.2 million, or 7.5%, over the third quarter of 2013. The net increase of $1.2 million in the third quarter was mainly driven by additional profit-sharing contingent commissions in the Wholesale Brokerage business segment over the third quarter of 2013. Core commissions and fees revenue for the third quarter of 2014 increased $61.2 million on a net basis, of which approximately $53.3 million represented core commissions and fees from agencies acquired since the third quarter of 2013. After divested business of $2.0 million, the remaining net increase of $9.9 million represented net new business, which reflects an internal growth rate of 2.9% for core organic commissions and fees.

For the nine months ended September 30, 2014 commissions and fees increased $161.2 million to $1,177.0 million, or 15.9% over the same period in 2013. Profit-sharing contingent commissions and GSCs for the nine months ended September 30, 2014 increased $3.9 million, or 7.3%, over the same period in 2013. The net increase of $3.9 million was largely due to activity from acquired businesses along with increases in the Wholesale Brokerage segment. Core commissions and fees revenue for the nine months ended September 30, 2014 increased $157.3 million to $1,120 million or 16.3% over the same period in 2013. After net acquired business of $148.0 million and divested business of $5.5 million, the remaining increase of $14.8 million represents 1.5% organic growth in core commissions and fees. The internal growth rate for core organic commissions and fees after adjusting for Colonial Claims’ revenue related to Hurricane Sandy in 2013 was 3.5% for the nine month period ended September 30, 2014.

Investment Income

Investment income for the three months ended September 30, 2014, increased $0.1 million, or 164.7%, from the same period in 2013. Investment income for the nine months ended September 30, 2014, was essentially flat from the same period in 2013. The increase for the third quarter is the result of higher average invested balances 2014.

Other Income, net

Other income for the three months ended September 30, 2014, reflected income of $0.6 million, compared with $1.0 million in the same period in 2013. Other income for the nine months ended September 30, 2014, reflected income of $4.9 million, compared with $3.5 million in the same period in 2013. Other income consists primarily of gains and losses from the sale and disposition of assets. Although we are not in the business of selling customer accounts, we periodically will sell an office or a book of business (one or more customer accounts) that we believe does not produce reasonable margins or demonstrate a potential for growth, or because doing so is otherwise in the Company’s best interest. The $0.4 million decrease for the three months ended September 30, 2014 and the $1.4 million increase for the nine months ended September 30, 2014 over the comparable periods of 2013 are primarily due to fluctuations in the number of book of business sales.

Employee Compensation and Benefits

Employee compensation and benefits expense as a percentage of total revenues decreased to 48.2% for the three months ended September 30, 2014, from 50.2% for the three months ended September 30, 2013. Employee compensation and benefits for the third quarter of 2014 increased, on a net basis, approximately 12.5%, or $22.6 million, over the same period in 2013. However, that net increase included $16.4 million of compensation costs related to new acquisitions. Therefore, employee compensation and benefits expense attributable to those offices that existed in the same three-month period ended September 30, 2014 and 2013 increased by $6.2 million or 3.4%. The employee compensation and benefits expense increases in these offices were primarily related to (i) increased profit center bonuses due to increased operating profit; (ii) the increased cost of health insurance; and (iii) an increase in staff salaries as we make target investments in our business.

For the nine months ended September 30, 2014 employee compensation and benefits expense as a percentage of total revenues was 49.3% as compared to 49.4% in the same period for 2013. The increase of $80.1 million over the same period in 2013 is principally attributable to new teammates from acquisitions at $62.3 million. Employee compensation and benefits expense attributable to those offices that existed in the same nine-month period ended September 30, 2014 and 2013 (including the new acquisitions that combined with, or “folded into” those offices) increased 3.6% with approximately $1.0 million of costs incurred in the first quarter of 2014 related to the retirement of the previous CFO as well as additional costs incurred in hiring the new CFO.

Non-Cash Stock-Based Compensation

The Company has an employee stock purchase plan, and grants stock options and non-vested stock awards under other equity-based plans to its employees. Compensation expense for all share-based awards is recognized in the financial statements based upon the grant-date fair value of those awards. Non-cash stock-based compensation expense for the three months ended September 30, 2014 decreased $1.8 million, or 24.1%, over the same period in 2013. Non-cash stock-based compensation expense for the nine months ended September 30, 2014 increased $4.2 million, or 28.5%, over the same period in 2013. The decrease for the three months ended September 30, 2014 was the result of older grants reaching the vesting requirements and therefore being fully expensed as well as some forfeitures driven by employee turnover along with certain grants not achieving all vesting requirements. The increase for the nine month period ended September 30, 2014 is attributable to grants issued in July 2013. Additional grants are issued periodically when approved by the Board of Directors, primarily to a broad-based group of producers, profit center leaders, and senior leaders. Non-cash stock-based compensation will fluctuate based upon actual participation within the plans.

Other Operating Expenses

As a percentage of total revenues, other operating expenses represented 15.4% in the third quarter of 2014, an increase over the 13.9% reported in the third quarter of 2013. Other operating expenses for the third quarter of 2014 increased $14.8 million, or 29.6%, over the same period of 2013, of which $10.6 million related to acquisitions that joined us as stand-alone offices since September 2013. Therefore, other operating expenses from those offices that existed in both the three-month periods ended September 30, 2014 and 2013 (including the new acquisitions that “folded into” those offices) increased by $4.2 million attributable to currency movements related to our London-based wholesale subsidiary and investments in software systems upgrades.

Other operating expenses represented 15.0% of total revenues for the nine months ended September 30, 2014, an increase from the 14.1% ratio for the nine months ended September 30, 2013. Other operating expenses for the nine months ended September 30, 2014 increased $34.1 million, or 23.7%, over the same period of 2013, of which $32.0 million related to acquisitions that joined us as stand-alone offices since the third quarter of 2013. Therefore, other operating expenses from those offices that existed in both the nine-month periods ended September 30, 2014 and 2013 (including the new acquisitions that “folded into” those offices) increased by $2.1 million.

Amortization

Amortization expense for the third quarter of 2014 increased $4.1 million, or 23.1%, over the third quarter of 2013. Amortization expense for the nine months ended September 30, 2014, increased $10.3 million, or 20.6%, over the nine months ended September 30, 2013. These increases are due primarily to the amortization of additional intangible assets as the result of recent acquisitions.

Depreciation

Depreciation expense for the third quarter of 2014 increased $1.0 million, or 22.2%, over the third quarter of 2013. Depreciation expense for the nine months ended September 30, 2014, increased $2.4 million, or 18.9%, over the nine months ended September 30, 2013. These increases are due primarily to the addition of fixed assets as a result of recent acquisitions.

Interest Expense

Interest expense for the third quarter of 2014 increased $3.2 million, or 76.5%, over the third quarter of 2013. Interest expense for the nine months ended September 30, 2014 increased $6.3 million, or 51.7%, over the same period in 2013. These increases are due to the increased borrowings in 2014 associated with the establishment of our Credit Facility related to the Wright acquisition which provides increased financial flexibility and a lower effective interest rate as well as our debt offering of $500.0 million 10 year senior notes plus associated amortization of debt issuance costs and the discount on proceeds received at issuance.

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

The net charge or credit to the Condensed Consolidated Statement of Income for the period is the combination of the net change in the estimated acquisition earn-out payables balance and the interest expense imputed on the outstanding balance of the estimated acquisition earn-out payables.

As of September 30, 2014 and 2013, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3). The resulting net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the three and nine month periods ended September 30, 2014 and 2013 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Change in fair value on estimated acquisition earn-out payables	$(247)	$(1,146)	$4,981	$10
Interest expense accretion	561	481	1,593	1,503

Net change in earnings from estimated acquisition earn-out payables	$314	$(665)	$6,574	$1,513

For the three months ended September 30, 2014 and 2013, the fair value of estimated earn-out payables was re-evaluated and decreased by $0.2 million and $1.1 million, respectively, which resulted in credits to the Condensed Consolidated Statement of Income. For the nine months ended September 30, 2014 and 2013, the fair value of estimated earn-out payables was re-evaluated and increased by $5.0 million and $0.0 million, respectively, which resulted in charges to the Condensed Consolidated Statement of Income. An acquisition is considered to be performing well if its operating profit exceeds the level needed to reach the minimum purchase price. However, a reduction in the estimated acquisition earn-out payable can occur even though the acquisition is performing well, if it is not performing at the level contemplated by our original estimate.

As of September 30, 2014, the estimated acquisition earn-out payables equaled $52,326,000, of which $19,751,000 was recorded as accounts payable and $32,575,000 was recorded as other non-current liability.

Income Taxes

The effective tax rate on income from operations for the three months ended September 30, 2014 and 2013, was 39.4% and 39.5%, respectively. The effective tax rate on income from operations for the nine months ended September 30, 2014 and 2013, was 39.4% and 39.6%, respectively. The lower effective annual tax rates were primarily the result of lower average effective state income tax rates.

RESULTS OF OPERATIONS — SEGMENT INFORMATION

As discussed in Note 10 of the Notes to Condensed Consolidated Financial Statements, we operate four reportable segments: the Retail, National Programs, Wholesale Brokerage, and Services Segments. On a segmental basis, increases in amortization, depreciation and interest expenses result from completed acquisitions within a given segment in a particular year. Likewise, other income in each segment primarily reflects net gains on sales of customer accounts and fixed assets. As such, in evaluating the operational efficiency of a segment, management places emphasis on the net internal growth rate of core organic commissions and fees revenue, the gradual improvement of the ratio of total employee compensation and benefits to total revenues, and the gradual improvement of the ratio of other operating expenses to total revenues.

The internal growth rates for our core organic commissions and fees for the three months ended September 30, 2014 and 2013, by Segment, are as follows (in thousands, except percentages):

2014	For the three months ended September 30,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
	2014	2013
Retail(1)	$197,991	$184,523	$13,468	7.3%	$9,662	$3,806	2.1%
National Programs	112,819	72,868	39,951	54.8%	38,483	1,468	2.0%
Wholesale Brokerage	56,891	52,142	4,749	9.1%	738	4,011	7.7%
Services	35,332	30,302	5,030	16.6%	4,406	624	2.1%

Total core commissions and fees	$403,033	$339,835	$63,198	18.6%	$53,289	$9,909	2.9%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Condensed Consolidated Statements of Income for the three months ended September 30, 2014, and 2013, is as follows (in thousands):

	For the three months ended September 30,
	2014	2013
Total core commissions and fees	$403,033	$339,835
Profit-sharing contingent commissions	15,011	13,951
Guaranteed supplemental commissions	2,571	2,406
Divested business	—	2,004

Total commissions and fees	$420,615	$358,196

(1)	The Retail Segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 10 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

The internal growth rates for our core organic commissions and fees for the nine months ended September 30, 2014 and 2013, by Segment, are as follows (in thousands, except percentages):

2014	For the nine months ended September 30,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
	2014	2013
Retail(1)	$585,700	$509,365	$76,335	15.0%	$65,184	$11,151	2.2%
National Programs	267,397	196,578	70,819	36.0%	66,966	3,853	2.0%
Wholesale Brokerage	164,685	148,271	16,414	11.1%	2,979	13,435	9.1%
Services	102,428	103,178	(750)	(0.7)%	12,876	(13,626)	(13.2)%

Total core commissions and fees	$1,120,210	$957,392	$162,818	17.0%	$148,005	$14,813	1.5	%(2)

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2014, and 2013, is as follows (in thousands):

	For the nine months ended September 30,
	2014	2013
Total core commissions and fees	$1,120,210	$957,392
Profit-sharing contingent commissions	49,515	46,869
Guaranteed supplemental commissions	7,587	6,328
Divested business	—	5,501

Total commissions and fees	$1,177,312	$1,016,139

(1)	The Retail Segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 10 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.
(2)	There would be a 3.5% Internal Net Growth rate when excluding the $18.3 million related to Hurricane Sandy within the Colonial Claims business for the first half of 2013.

Retail Segment

The Retail Segment provides a broad range of insurance products and services to commercial, public and quasi-public, professional and individual insured customers. Approximately 86.6% of the Retail Segment’s commissions and fees revenue is commission-based. Because most of our other operating expenses do not change as premiums fluctuate, we believe that a portion of any fluctuation in the commissions, net of related compensation, which we receive, will be reflected in our income before income taxes.

Financial information relating to Brown & Brown’s Retail Segment for the three and nine months ended September 30, 2014 and 2013 is as follows (in thousands, except percentages):

	For the three months ended September 30,			For the nine months ended September 30,
	2014	2013	% Change	2014	2013	% Change
REVENUES
Core commissions and fees	$198,259	$187,836	5.5%	$586,309	$515,521	13.7%
Profit-sharing contingent commissions	2,370	2,493	(4.9)%	20,776	16,797	23.7%
Guaranteed supplemental commissions	2,061	2,020	2.0%	5,992	5,252	14.1%
Investment income	16	19	(15.8)%	48	65	(26.2)%
Other income, net	2	477	(99.6)%	3,250	1,597	NMF (1)

Total revenues	202,708	192,845	5.1%	616,375	539,232	14.3%

EXPENSES
Employee compensation and benefits	102,943	99,109	3.9%	305,910	268,035	14.1%
Non-cash stock-based compensation	2,933	2,278	28.8%	8,764	5,354	63.7%
Other operating expenses	33,694	30,980	8.8%	98,366	83,076	18.4%
Amortization	10,732	10,258	4.6%	31,340	27,858	12.5%
Depreciation	1,621	1,536	5.5%	4,819	4,278	12.6%
Interest	10,675	11,127	(4.1)%	32,612	22,976	41.9%
Change in estimated acquisition earn-out payables	(124)	116	NMF (1)	3,987	(479)	NMF (1)

Total expenses	162,474	155,404	4.5%	485,798	411,098	18.2%

Income before income taxes	$40,234	$37,441	7.5%	$130,577	$128,134	1.9%

Net internal growth rate – core organic commissions and fees	2.1%	2.5%		2.2%	1.9%
Employee compensation and benefits ratio	50.8%	51.4%		49.6%	49.7%
Other operating expenses ratio	16.6%	16.1%		16.0%	15.4%

Capital expenditures	$1,330	$1,696		$5,009	$4,519
Total assets at September 30, 2014 and 2013				$3,124,487	$2,918,824

(1)	NMF = Not a meaningful figure

The Retail Segment’s total revenue during the three months ended September 30, 2014 increased 5.1%, or $9.9 million, over the same period in 2013, to $202.7 million. The $10.4 million net increase in core commissions and fees revenue resulted from the following factors: (i) an increase of approximately $9.7 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2013; (ii) a net increase of $3.8 million related to net new business; and (iii) an offsetting decrease of $3.1 million related to commissions and fees revenue recorded in the third quarter of 2013 from business since divested. Profit-sharing contingent commissions and GSCs for the third quarter of 2014 were essentially flat from the third quarter of 2013, at $4.4 million. The Retail Segment’s internal growth rate for core organic commissions and fees revenue was 2.1% for the third quarter of 2014, and was driven by revenue from net new business written during the preceding twelve months, modest increases in exposure units, partially offset by a slight to moderate contraction in property insurance premium rates in most areas of the United States.

Income before income taxes for the three months ended September 30, 2014 increased 7.5%, or $2.8 million, from the same period in 2013, to $40.2 million. The primary factors affecting this increase were: (i) total compensation including non-cash stock-based compensation increased by $4.5 million or 4.4%; (ii) operating expenses increased by $2.7 million or 8.8%; and (iii) the inter-company interest charge decreased by $0.5 million or 4.1%.

The Retail Segment’s total revenues during the nine months ended September 30, 2014, increased 14.3%, or $77.1 million, over the same period in 2013, to $616.4 million. Profit-sharing contingent commissions and GSCs for the first nine months of 2014 increased $4.7 million, or 21.4%, over the same period of 2013, to $26.8 million. The $70.8 million net increase in core commissions and fees revenue resulted from the following factors: (i) an increase of approximately $65.2 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2013; (ii) a decrease of $5.6 million related to commissions and fees revenues recorded for the first nine months of 2013 from business since divested; and (iii) the remaining net increase of $11.2 million primarily related to net new business. The Retail Segment’s internal growth rate for core organic commissions and fees revenue was 2.2% for the first nine months of 2014, and was driven by net new business written during the preceding twelve months, coupled with slightly increasing insurable exposure units in most areas of the United States.

Income before income taxes for the nine months ended September 30, 2014, increased 1.9%, or $2.4 million, over the same period in 2013, to $130.6 million. This increase reflects the seasonality of an acquisition made within the last twelve months.

National Programs Segment

The Wright Insurance Group acquisition was completed effective May 1, 2014. With the Wright acquisition completed, the National Programs Segment manages over 50 programs with 40 well-capitalized carrier partners. In most cases, the insurance carriers that support the programs have delegated underwriting and, in many instances, claims-handling authority to our programs operations. These programs are generally distributed through nationwide networks of independent agents and offer targeted products and services designed for specific industries, trade groups, professions, public entities and market niches. The National Programs Segment operations can be grouped into four broad categories: Commercial Programs, Professional Programs, Arrowhead Insurance Group Programs, and Public Entity-Related Programs. Like the Retail and Wholesale Brokerage Segments, the National Programs Segment’s revenue is primarily commission-based.

Financial information relating to our National Programs Segment for the three and nine months ended September 30, 2014 and 2013 is as follows (in thousands, except percentages):

	For the three months ended September 30,			For the nine months ended September 30,
	2014	2013	% Change	2014	2013	% Change
REVENUES
Core commissions and fees	$112,819	$73,678	53.1%	$267,397	$198,244	34.9%
Profit-sharing contingent commissions	3,372	3,841	(12.2)%	13,434	16,043	(16.3)%
Guaranteed supplemental commissions	13	25	(48.0)%	20	(34)	NMF (1)
Investment income	48	4	NMF (1)	119	14	NMF (1)
Other income, net	260	268	(3.0)%	587	843	(30.4)%

Total revenues	116,512	77,816	49.7%	281,557	215,110	30.9%

EXPENSES
Employee compensation and benefits	44,436	33,845	31.3%	117,451	98,539	19.2%
Non-cash stock-based compensation	1,114	1,159	(3.9)%	3,277	3,059	7.1%
Other operating expenses	24,721	13,901	77.8%	57,507	39,220	46.6%
Amortization	7,253	3,781	91.8%	17,242	10,811	59.5%
Depreciation	2,116	1,384	52.9%	5,425	3,958	37.1%
Interest	15,915	6,245	NMF (1)	33,803	17,529	92.8%
Change in estimated acquisition earn-out payables	44	51	(13.7)%	131	(694)	NMF (1)

Total expenses	95,599	60,366	58.4%	234,836	172,422	36.2%

Income before income taxes	$20,913	$17,450	19.8%	$46,721	$42,688	9.4%

Net internal growth rate – core organic commissions and fees	2.0%	14.0%		2.0%	14.8%
Employee compensation and benefits ratio	38.1%	43.5%		41.7%	45.8%
Other operating expenses ratio	21.2%	17.9%		20.4%	18.2%

Capital expenditures	$5,179	$1,349		$12,036	$3,661
Total assets at September 30, 2014 and 2013				$2,477,731	$1,350,689

(1)	NMF = Not a meaningful figure

National Programs revenue for the three months ended September 30, 2014, increased 49.7%, or $38.7 million, over the same period in 2013, to a total $116.5 million. Core commissions and fees revenue increased by $39.1 million primarily related to acquisitions. Profit-sharing contingent commissions and GSCs were $3.4 million for the third quarter of 2014 which is a decrease of $0.5 million from the third quarter of 2013. The decreased contingent commission of $0.5 million was mainly due to the Arrowhead Commercial Lines Earthquake profit center loss ratios and profitability being slightly less favorable than the prior year.

The National Programs Segment’s internal growth rate for core commissions and fees revenue was 2.0% for the three months ended September 30, 2014 versus an internal growth rate of 14.0% for the three months ended September 30, 2013. The large internal growth rate in the third quarter of 2013 was mainly due to two new Arrowhead Aftermarket Programs that were started in 2013. The primary reason for the 2.0% internal growth in the third quarter of 2014 was due to the new Arrowhead Auto Programs that were started in 2014, continued strong internal growth in the Arrowhead personal lines programs, and offsetting lower performance in some other programs. Capital expenditures for the National Programs Segment for the three months ended September 30, 2014, increased by $3.8 million over the same period in 2013, to a total of $5.2 million. The increased capital expenditures were for leasehold improvements for the Arrowhead headquarters building located in San Diego, CA. A significant portion of the leasehold improvements were funded by the landlord as a tenant allowance under the new lease.

Income before income taxes for the three months ended September 30, 2014 increased 19.8%, or $3.5 million, from the same period in 2013, to $20.9 million. The increase was primarily due to significant revenues and operating profits brought in by the Wright acquisition offset by the increase in amortization expense and allocated cost of capital interest charges related to Wright.

National Programs revenue for the nine months ended September 30, 2014, increased 30.9%, or $66.4 million, over the same period in 2013, to a total $281.6 million. Core commissions and fees revenue increased by $69.2 million primarily related to start up programs and new acquisitions. Profit-sharing contingent commissions and GSCs were $13.5 million for the first nine months of 2014 which is a decrease of $2.6 million from the same period in 2013. This decrease is mainly due to a reduction of $2.6 million in profit sharing contingent commissions received by Proctor Financial, due to a worse loss ratio in the first quarter of 2014 versus the first quarter of 2013 caused by market driven rate reductions and a higher number of claims.

The National Programs Segment’s internal growth rate for core commissions and fees revenue was 2.0% for the first nine months of 2014 versus an internal growth rate of 14.8% for the first nine months of 2013. The large internal growth rate in the first nine months of 2013 was mainly due to two new Arrowhead Aftermarket Programs that were started in 2013. The primary reason for the 2.0% internal growth in the first nine months of 2014 was due to the new Arrowhead Auto Programs that were started in 2014, continued strong internal growth in the Arrowhead personal lines programs, and offsetting lower performance in some other programs. Capital expenditures for the National Programs Segment for the nine months ended September 30, 2014, increased by $8.4 million over the same period in 2013, to a total of $12.0 million. The majority of the increased capital expenditures were for leasehold improvements for the Arrowhead headquarters building located in San Diego, CA. A significant portion of the leasehold improvements were funded by the landlord as a tenant allowance under the new lease.

Income before income taxes for the nine months ended September 30, 2014 increased 9.4%, or $4.0 million, from the same period in 2013, to $46.7 million. The increase was primarily due to significant revenues and operating profits brought in by the Wright acquisition offset by the increase in amortization expense and allocated cost of capital interest charges related to Wright.

Wholesale Brokerage Segment

The Wholesale Brokerage Segment markets and sells excess and surplus commercial and personal lines insurance and reinsurance, primarily through independent agents and brokers. Like the Retail and National Programs Segments, the Wholesale Brokerage Segment’s revenues are primarily commission-based.

Financial information relating to our Wholesale Brokerage Segment for the three and nine months ended September 30, 2014 and 2013 is as follows (in thousands, except percentages):

	For the three months ended September 30,			For the nine months ended September 30,
	2014	2013	% Change	2014	2013	% Change
REVENUES
Core commissions and fees	$56,891	$51,234	11.0%	$164,685	$147,363	11.8%
Profit-sharing contingent commissions	9,270	7,617	21.7%	15,305	14,029	9.1%
Guaranteed supplemental commissions	497	361	37.7%	1,575	1,110	41.9%
Investment income	9	7	28.6%	20	16	25.0%
Other income, net	95	105	(9.5)%	256	326	(21.5)%

Total revenues	66,762	59,324	12.5%	181,841	162,844	11.7%

EXPENSES
Employee compensation and benefits	28,010	25,207	11.1%	82,999	74,073	12.1%
Non-cash stock-based compensation	702	515	36.3%	2,073	1,228	68.8%
Other operating expenses	10,850	9,211	17.8%	29,512	27,893	5.8%
Amortization	2,955	2,884	2.5%	8,770	8,668	1.2%
Depreciation	679	684	(0.7)%	1,999	2,107	(5.1)%
Interest	505	642	(21.3)%	1,447	2,120	(31.7)%
Change in estimated acquisition earn-out payables	316	29	NMF (1)	2,182	481	NMF (1)

Total expenses	44,017	39,172	12.4%	128,982	116,570	10.6%

Income before income taxes	$22,745	$20,152	12.9%	$52,859	$46,274	14.2%

Net internal growth rate – core organic commissions and fees	7.7%	15.8%		9.1%	11.9%
Employee compensation and benefits ratio	42.0%	42.5%		45.6%	45.5%
Other operating expenses ratio	16.3%	15.5%		16.2%	17.1%

Capital expenditures	$546	$277		$1,545	$1,374
Total assets at September 30, 2014 and 2013				$965,555	$915,515

(1)	NMF = Not a meaningful figure

The Wholesale Brokerage Segment’s total revenues for the three months ended September 30, 2014, increased 12.5%, or $7.4 million, over the same period in 2013, to $66.8 million. The $5.7 million net increase in core commissions and fees revenue resulted from the following factors: (i) a net increase of $4.0 million primarily related to net new business; (ii) an increase of approximately $0.7 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2013; and (iii) an increase of $1.0 million related to a book of business transferred from the Retail Segment. As such, the Wholesale Brokerage Segment’s internal growth rate for core organic commissions and fees revenue was 7.7% for the third quarter of 2014. Profit-sharing contingent commissions and GSCs for the third quarter of 2014 increased $1.8 million, or 22.4%, over the same quarter of 2013.

Income before income taxes for the three months ended September 30, 2014, increased 12.9%, or $2.6 million, over the same period in 2013, to $22.7 million, primarily due to net new business and net reductions in the inter-company interest expense allocation of $0.1 million, which was partially offset by an increase in estimated acquisition earn-out payables and compensation and benefits for new producers.

The Wholesale Brokerage Segment’s total revenues for the nine months ended September 30, 2014, increased 11.7%, or $19.0 million, over the same period in 2013, to $181.8 million. Profit-sharing contingent commissions and GSCs for the first nine months of 2014 increased $1.7 million, or 11.5%, over the same period of 2013. The $17.3 million net increase in core commissions and fees revenue resulted from the following factors: (i) an increase of approximately $13.4 million primarily related to net new business; (ii) an increase of approximately $2.9 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2013; and (iii) an increase of $1.0 million related to a book of business transferred from the Retail Segment.

Income before income taxes for the nine months ended September 30, 2014, increased 14.2%, or $6.6 million, over the same period in 2013, to $52.9 million, primarily due to net new business and net reductions in the inter-company interest expense allocation of $0.7 million, which was partially offset by an increase in estimated acquisition earn-out payables and compensation and benefits for new producers.

Services Segment

The Services Segment provides insurance-related services, including third-party claims administration (“TPA”) and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas. The Services Segment also provides Medicare set-aside account services, Social Security disability and Medicare benefits advocacy services, and catastrophe claims adjusting services.

Unlike our other segments, nearly all of the Services Segment’s commissions and fees revenue is generated from fees, which are not significantly affected by fluctuations in general insurance premiums.

Financial information relating to our Services Segment for the three and nine months ended September 30, 2014 and 2013 is as follows (in thousands, except percentages):

	For the three months ended September 30,			For the nine months ended September 30,
	2014	2013	% Change	2014	2013	% Change
REVENUES
Core commissions and fees	$35,332	$29,884	18.2%	$102,428	$102,760	(0.3)%
Profit-sharing contingent commissions	(1)	—	—%	—	—	—%
Guaranteed supplemental commissions	—	—	—%	—	—	—%
Investment income	—	—	—%	2	1	100.0%
Other income, net	161	136	18.4%	461	309	49.2%

Total revenues	35,492	30,020	18.2%	102,891	103,070	(0.2)%

EXPENSES
Employee compensation and benefits	18,722	15,141	23.7%	54,824	47,365	15.7%
Non-cash stock-based compensation	190	188	1.1%	565	522	8.2%
Other operating expenses	8,116	6,658	21.9%	23,920	21,091	13.4%
Amortization	1,034	925	11.8%	3,101	2,774	11.8%
Depreciation	555	402	38.1%	1,646	1,200	37.2%
Interest	1,938	1,804	7.4%	5,879	5,608	4.8%
Change in estimated acquisition earn-out payables	78	(861)	NMF (1)	274	2,205	(87.6)%

Total expenses	30,633	24,257	26.3%	90,209	80,765	11.7%

Income before income taxes	$4,859	$5,763	(15.7)%	$12,682	$22,305	(43.1)%

Net internal growth rate – core organic commissions and fees	2.1%	4.6%		(13.2)%	24.7%
Employee compensation and benefits ratio	52.7%	50.4%		53.3%	46.0%
Other operating expenses ratio	22.9%	22.2%		23.2%	20.5%

Capital expenditures	$325	$639		$860	$1,137
Total assets at September 30, 2014 and 2013				$285,307	$252,801

(1)	NMF = Not a meaningful figure

The Services Segment’s total revenues for the three months ended September 30, 2014 increased 18.2%, or $5.5 million, from the same period in 2013, to $35.5 million. The $5.5 million net increase in commissions and fees revenue resulted from a number of factors (i) the Colonial Claims profit center revenues decreased $1.7 million due to the fact there were no major weather events in the third quarter of 2014; (ii) organic revenue growth of $2.1 million at our USIS subsidiary related to new business; and (iii) $4.4 million in revenue generated by ICA, which was acquired in December 2013, and therefore had no comparable revenues for 2014. The Services Segment’s internal growth rate for core commissions and fees revenue was 2.1% for the third quarter of 2014

Income before income taxes for the three months ended September 30, 2014 decreased 15.7%, or $0.9 million, over the same period in 2013, to $4.9 million.

The Services Segment’s total revenues for the nine months ended September 30, 2014 decreased 0.2%, or $0.2 million from the same period in 2013, to $103.0 million.

Income before income taxes for the nine months ended September 30, 2014 decreased by 43.1%, or $9.6 million, over the same period in 2013, to $12.7 million, primarily due to the loss of income related to Colonial Claims associated with the non-recurring Hurricane Sandy revenue recognized in 2013 versus no significant weather events in the first nine months of 2014.

Other

As discussed in Note 10 of the Notes to Condensed Consolidated Financial Statements, the “Other” column in the Segment Information table includes any income and expenses not allocated to reportable segments, and corporate-related items, including the inter-company interest expense charges to reporting segments.

LIQUIDITY AND CAPITAL RESOURCES

The company has maintained a conservative balance sheet and liquidity profile. Our capital requirements to operate as an insurance intermediary are low and we have been able to grow and invest in our business principally through cash that has been generated from operations. We have the ability to access the use of our existing revolving credit facilities which provide up to $825.0 million in available cash and we have access to a series of notes that have yet to be exercised, for up to $125.0 million. The Company believes that its existing cash, cash equivalents, short-term investment portfolio and funds generated from operations, together with the funds available under the Credit Facility, will be sufficient to satisfy our normal liquidity needs for at least the next twelve months.

Contractual Cash Obligations

As of September 30, 2014, our contractual cash obligations were as follows:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$1,200,000	$38,750	$121,250	$540,000	$500,000
Other liabilities(1)	65,614	26,002	18,107	5,120	16,385
Operating leases	182,428	37,146	64,669	41,512	39,101
Interest obligations	272,864	37,658	71,724	59,357	104,125
Unrecognized tax benefits	113	—	113	—	—
Maximum future acquisition contingency payments(2)	150,569	73,178	77,391	—	—

Total contractual cash obligations	$1,871,588	$212,734	$353,254	$645,989	$659,611

(1)	Includes the current portion of other long-term liabilities.
(2)	Includes $52.3 million of current and non-current estimated earn-out payables resulting from acquisitions consummated after January 1, 2009.

On April 17, 2014, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A. as administrative agent and certain other banks as co-syndication agents and co-documentation agents (the “Credit Agreement”). The Credit Agreement in the amount of $1,350.0 million provides for an unsecured revolving credit facility in the initial amount of $800.0 million and unsecured term loans in the initial amount of $550.0 million, either or both of which may, subject to lenders’ discretion, potentially be increased by up to $500.0 million. The Credit Facility was funded on May 20, 2014 in conjunction with the closing of the Wright acquisition, with the $550.0 million term loan being funded as well as a drawdown of $375.0 million on the revolving loan facility. These proceeds were used to pay a certain portion of the Wright acquisition as well as other acquisitions, to retire preexisting note agreements and other general corporate purposes. The Credit Facility terminates on May 20, 2019, but either or both of the revolving credit facility and the term loans may be extended for two additional one-year periods at the Company’s request and at the discretion of the respective lenders. Interest and facility fees in respect to the Credit Facility are based on the better of the Company’s net debt leverage ratio or a non-credit enhanced senior unsecured long-term debt rating. Based on the Company’s net debt leverage ratio, the rates of interest for the first two quarters charged on the term loan and revolving loan is 1.375% in the third quarter and 1.175% in the second quarter of 2014 respectively and above the adjusted LIBOR rate for outstanding amounts drawn. There are fees included in the facility which include a facility fee based on the revolving credit commitments of the lenders (whether used or unused) at a rate of 0.20% and letter of credit fees based on the amounts of outstanding secured or unsecured letters of credit. The Credit Facility includes various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers. As of September 30, 2014, there was an outstanding debt balance issued under the provisions of the Credit Facility in total of $550.0 million with no proceeds outstanding relative to the revolving loan.

In connection with the funding of the Credit Facility on May 20, 2014, the Company retired the JPM term loan of $100.0 million, the SunTrust term loan of $100.0 million and the Bank of America, N.A., $30.0 million term loan, for a total of $230.0 million. The SunTrust revolver was also terminated.

On September 18, 2014 the Company issued $500.0 million of 4.200% unsecured senior notes due 2024. The senior notes were assigned investment grade ratings of BBB-/Baa3 with a stable outlook. The notes are subject to certain covenant restrictions and regulations which are customary for credit rated obligations. At the time of funding, the proceeds were offered at a discount of the original note amount which also excluded an underwriting fee discount. The net proceeds received from the issuance were used to repay the outstanding balance of $475.0 million on the revolving Credit Facility and other general corporate purposes.

On July 15, 2014, the Company retired the senior notes Series B of $100.0 million which were assigned under the original private placement note agreement from July 2004. Proceeds were drawn from the revolving loan of the Credit Facility to facilitate the payoff of the notes. The $100.0 million proceeds drawn from the revolving Credit Facility used to retire the Series B notes was paid in full in connection with the issuance of the 4.200% senior notes due 2024 on September 18, 2014.

Neither we or our subsidiaries has ever incurred off-balance sheet obligations through the use of, or investment in, off-balance sheet derivative financial instruments or structured finance or special purpose entities organized as corporations, partnerships or limited liability companies or trusts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and equity prices. We are exposed to market risk through our investments, revolving credit line and term loan agreements.

Our invested assets are held as cash and cash equivalents, restricted cash and investments, available-for-sale marketable equity securities, non-marketable equity securities, certificates of deposit, U.S. treasury securities and corporate debt. These investments are subject to interest rate risk and equity price risk. The fair values of our cash and cash equivalents, restricted cash and investments, and certificates of deposit at September 30, 2014 and December 31, 2013, approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation (the “Evaluation”) required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of September 30, 2014. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

In Item 3 of Part I of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2013, certain information concerning certain legal proceedings and other matters was disclosed. Such information was current as of the date of filing. During the Company’s fiscal quarter ended September 30, 2014, no new legal proceedings, or material developments with respect to existing legal proceedings, occurred which require disclosure in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

There were no material changes in the risk factors previously disclosed in Item 1A, “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchase of shares of our common stock during the quarter ended September 30, 2014:

	Total Number of Shares Purchased(1)	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value that May Yet be Purchased Under the Plans or Programs(2)
July 1, 2014 to July 31, 2014	1,914	$	N/A	—	$200.0 million
August 1, 2014 to August 31, 2014	176		N/A	—	200.0 million
September 1, 2014 to September 30, 2014	1,295,161		32.85	1,293,760	157.5 million

Total	1,297,251		$32.85	1,293,760	$157.5 million

(1)	We purchased 1,293,760 shares during the quarter ended September 30, 2014 as part of a $200.0 million repurchase program approved by our Board of Directors and announced on July 21, 2014. These shares were purchased under an accelerated share repurchase program. In addition, we purchased 3,491 shares during the quarter ended September 30, 2014 that were not made pursuant to our publicly announced share repurchase program, all of which represent shares surrendered by teammates in the exercise of stock options under our equity compensation plans or to cover required tax withholdings on the vesting or exercise of shares in our equity compensation plans.
(2)	Announced on July 21, 2014, the Board of Directors has approved the purchasing of up to an additional $200 million worth of the Company’s outstanding shares. The shares will be repurchased from time to time, at the Company’s discretion and subject to the availability of stock, market conditions, the trading price of the stock, alternative uses for capital, the Company’s financial performance and other potential factors. These repurchases may be carried out through open market purchases, block trades, accelerated repurchases, negotiated private transactions and pursuant to any trading plan that may be adopted in accordance with rule 10b5-1 of the Securities and Exchange Commission. There remains $157.5 million from the maximum value that may yet be purchased under the plans or programs. As of September 30, 2014, a total of 2,138,760 shares have been repurchased during the 2014 fiscal year.

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this Report:

3.1	Articles of Amendment to Articles of Incorporation (adopted April 24, 2003) (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 2003), and Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 1999).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on March 2, 2012).

4.1	Indenture, dated as of September 18, 2014, between Brown & Brown, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 filed on September 18, 2014).

4.2	First Supplemental Indenture, dated as of September 18, 2014, between Brown & Brown, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to Form 8-K filed on September 18, 2014).

4.3	Form of Brown & Brown, Inc.’s 4.200% Notes due 2024 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on September 18, 2014).

10.1	Underwriting Agreement dated as of September 15, 2014 among Brown & Brown, Inc. and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and SunTrust Robinson Humphrey, Inc., as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to From 8-K filed on September 18, 2014).

10.2	Form of Employment Agreement.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN & BROWN, INC.

/s/ R. Andrew Watts
Date: November 6, 2014	R. Andrew Watts
Executive Vice President, Chief Financial Officer and Treasurer
(duly authorized officer, principal financial officer and principal accounting officer)