Form 10-K
period 2014-12-31
BROWN & BROWN INC
filed 2015-03-02
CIK 79282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was last sold on June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) was $3,374,535,891.

The number of outstanding shares of the registrant’s Common Stock, $0.10 par value, as of February 19, 2015 was 143,520,097.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Brown & Brown, Inc.’s Proxy Statement for the 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

BROWN & BROWN, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

Disclosure Regarding Forward-Looking Statements

Brown & Brown, Inc., together with its subsidiaries (collectively, “we,” “Brown & Brown” or the “Company”), makes “forward-looking statements” within the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995, as amended, throughout this report and in the documents we incorporate by reference into this report. You can identify these statements by forward-looking words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “plan” and “continue” or similar words. We have based these statements on our current expectations about potential future events. Although we believe the expectations expressed in the forward-looking statements included in this Form 10-K and the reports, statements, information and announcements incorporated by reference into this report are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. Many of these factors have previously been identified in filings or statements made by us or on our behalf. Important factors which could cause our actual results to differ materially from the forward-looking statements in this report include but are not limited to the following items, in addition to those matters described in Part I, Item 1A “Risk Factors” and Part I, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

•	Future prospects;

•	Material adverse changes in economic conditions in the markets we serve and in the general economy;

•	Future regulatory actions and conditions in the states in which we conduct our business;

•	The occurrence of adverse economic conditions, an adverse regulatory climate, or a disaster in California, Florida, Georgia, Illinois, Indiana, Kansas, Massachusetts, Michigan, New Jersey, New York, North Carolina, Oregon, Pennsylvania, Texas, Virginia and Washington, because a significant portion of business written by us is for customers located in these states;

•	The integration of our operations with those of businesses or assets we have acquired, including our May 2014 acquisition of The Wright Insurance Group, LLC (“Wright”), or may acquire in the future, and the failure to realize the expected benefits of such acquisitions and integration;

•	Our ability to attract, retain and enhance qualified personnel;

•	Competition from others in the insurance agency, wholesale brokerage, insurance programs and service business;

•	Risks that could negatively affect our acquisition strategy, including continuing consolidation among insurance intermediaries and the increasing presence of private equity investors driving up valuations;

•	Exposure units, and premium rates set by insurance companies which have traditionally varied and are difficult to predict;

•	Our ability to forecast liquidity needs through at least the end of 2015;

•	Our ability to renew or replace expiring leases;

•	Outcomes of existing or future legal proceedings and governmental investigations, as well as future regulatory actions and conditions in the states in which we conduct our business;

•	Policy cancellations, which can be unpredictable;

•	Potential changes to the tax rate that would affect the value of deferred tax assets and liabilities;

•	The inherent uncertainty in making estimates, judgments, and assumptions in the preparation of financial statements in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”);

•	Our ability to effectively apply technology in providing improved value for our customers as well as applying effective internal controls and efficiencies in operations; and

•	Other risks and uncertainties as may be detailed from time to time in our public announcements and Securities and Exchange Commission (“SEC”) filings.

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

General

Brown & Brown is a diversified insurance agency, wholesale brokerage, insurance programs and service organization with origins dating from 1939, headquartered in Daytona Beach, Florida. We market and sell to our customers insurance products and services, primarily in the property, casualty and employee benefits areas. As an agent and broker, we do not assume underwriting risks with the exception of the activity in Wright, which was acquired in May 2014. We provide our customers with quality, non-investment insurance contracts, as well as other targeted, customized risk management products and services. Within Wright, we operate a write-your-own flood insurance carrier, Wright National Flood Insurance Company (“WNFIC”), which is a Wright subsidiary. WNFIC’s entire business consists of policies written pursuant to the National Flood Insurance Program (“NFIP”), the program administered by the Federal Emergency Management Agency (“FEMA”) and excess flood insurance policies which are fully reinsured substantially eliminating WNFIC’s exposure to underwriting risk, given that these policies are backed by either FEMA or a reinsurance carrier with an AM Best Company rating of “A” or better.

The Company is compensated for our services primarily by commissions paid by insurance companies and to a lesser extent, by fees paid directly by customers for certain services. Commission revenues are usually a percentage of the premium paid by the insured and generally depend upon the type of insurance, the particular insurance company and the nature of the services provided by us. In some cases, we share commissions with other agents or brokers who have acted jointly with us in a transaction. We may also receive from an insurance company a “profit-sharing contingent commission,” which is a profit-sharing commission based primarily on underwriting results, but may also contain considerations for volume, growth and/or retention. Fee revenues are generated primarily by: (1) our Services Segment, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside services, Social Security disability and Medicare benefits advocacy services, and catastrophe claims adjusting services, (2) our National Programs and Wholesale Brokerage Segments, which earn fees primarily for the issuing of insurance policies on behalf of insurance carriers, and (3) our Retail Segment for fees received in lieu of commissions, primarily since our July 1, 2013 acquisition of Beecher Carlson Holdings, Inc. (“Beecher Carlson”) which services many larger fee-based accounts. The amount of our revenues from commissions and fees is a function of, among other factors, continued new business production, retention of existing customers, acquisitions and fluctuations in insurance premium rates and “insurable exposure units,” which are units that insurance companies use to measure or express insurance exposed to risk (such as property values, sales and payroll levels) to determine what premium to charge the insured. Insurance companies establish these premium rates based upon many factors, including reinsurance rates paid by such insurance companies, none of which we control.

As of December 31, 2014, our activities were conducted in 232 locations in 41 states as follows, as well as in London, England, Hamilton, Bermuda, and George Town, Cayman Islands:

Florida	41	Oklahoma	5	Missouri	2
California	24	Connecticut	4	New Hampshire	2
New York	17	Minnesota	4	Delaware	1
Texas	13	Virginia	4	Maryland	1
Washington	12	Arizona	3	Mississippi	1
Georgia	11	Arkansas	3	Montana	1
New Jersey	10	Kentucky	3	Nevada	1
Louisiana	7	Indiana	3	North Carolina	1
Pennsylvania	7	New Mexico	3	Rhode Island	1
Illinois	7	Ohio	3	Utah	1
Colorado	6	South Carolina	3	Vermont	1
Massachusetts	6	Tennessee	3	West Virginia	1
Oregon	6	Hawaii	2	Wisconsin	1
Michigan	5	Kansas	2

Industry Overview

Premium pricing within the property and casualty insurance underwriting (risk-bearing) industry has historically been cyclical in nature, and has varied widely based on market conditions. For example, in late 2003, after three years of a “hard” market in which premium rates were stable or increasing, the insurance industry experienced the return of a “soft” market, characterized by flat or reduced premium rates in many lines and geographic areas. In 2004, as general premium rates continued to moderate, the southeastern United States experienced the worst hurricane season since 1992 (when Hurricane Andrew hit south Florida), and the following year brought that region the worst hurricane season ever recorded. As a result of the significant losses incurred by insurance companies due to these hurricanes, property and casualty insurance premium rates increased on coastal property, primarily in the southeastern United States, in 2006, while otherwise generally declining during 2006 and 2007.

To counter the higher property insurance rates in Florida, the State of Florida directed its property “insurer of last resort,” “Citizens Property Insurance Corporation” (“Citizens”), to significantly reduce its rates beginning in January 2007 and extending through January 1, 2010. As a result, several of our Florida-based operations lost significant amounts of revenue to Citizens in this period. Since that time, Citizens’ impact on our operations has declined each year as Citizens has slowly increased its rates in an effort to reduce its insured exposures. Our commission revenues from Citizens for 2014, 2013 and 2012 were approximately $3.8 million, $5.7 million, and $6.4 million, respectively.

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

From the first quarter of 2012 through 2013, insurance premium rates gradually increased for most lines of coverage, and insurable exposure units began to flatten and in certain cases, increase. As a result, in 2012, the Company achieved positive internal organic core commissions and fees revenue growth for the first time since 2006. In 2013, these rate and exposure unit increases, along with new business growth, generated positive internal organic revenue growth for each of our four reportable business segments in each quarter, with the single exception of the fourth quarter for our Services Segment, which experienced a record fourth quarter in 2012 as a result of the significant flood claims activity from Superstorm Sandy that was not replicated in 2013.

During 2014, changes in rates and exposure units varied by geography and line of business with rates and units for employee benefits increasing as a result of general improvements in the economy. We have experienced a downward trend in coverage for employers with less than 50 employees, due to the implementation of the Affordable Care Act that has driven more employees to state healthcare exchanges. Rates for property and casualty coverage were under pressure, especially in the coastal areas, as a long period without significant storm activity and low interest rates have driven significant loss reserves and alternative capital sources.

SEGMENT INFORMATION

Our business is divided into four reportable segments: (1) the Retail Segment; (2) the National Programs Segment; (3) the Wholesale Brokerage Segment; and (4) the Services Segment. The Retail Segment provides a broad range of insurance products and services to commercial, public and quasi-public entities, and to professional and individual customers. The National Programs Segment provides professional liability and related package products for certain professionals delivered through nationwide networks of independent agents and also through our Brown & Brown retail offices, markets targeted products and services designed for specific industries, trade groups, public and quasi-public entities, and market niches and provides flood coverage. The Wholesale Brokerage Segment markets and sells excess and surplus commercial and personal lines insurance, primarily through independent agents and brokers. The Services Segment provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside services, Social Security disability and Medicare benefits advocacy services and catastrophe claims adjusting services.

The following table summarizes (1) the commissions and fees revenue generated by each of our reportable operating segments for 2014, 2013 and, 2012, and (2) the percentage of our total commissions and fees revenue represented by each segment for each such period:

(in thousands, except percentages)	2014	%	2013	%	2012	%
Retail Segment	$809,880	51.7%	$725,159	53.5%	$639,708	53.7%
National Programs Segment	387,858	24.7%	291,014	21.5%	251,929	21.2%
Wholesale Brokerage Segment	234,294	14.9%	209,493	15.4%	182,822	15.4%
Services Segment	136,482	8.7%	131,033	9.7%	116,247	9.8%
Other	(1,054)	(0.0)%	(1,196)	(0.1)%	(1,625)	(0.1)%

Total	$1,567,460	100.0%	$1,355,503	100.0%	$1,189,081	100.0%

We conduct all of our operations within the United States of America, except for one wholesale brokerage operation based in London, England, and retail operations based in Hamilton, Bermuda and George Town, Cayman Islands. These operations generated $13.3 million, $12.2 million and $9.7 million of revenues for the years ended December 31, 2014, 2013 and 2012, respectively. We do not have any material foreign long-lived assets.

See Note 15 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional segment financial data relating to our business.

Retail Segment

As of December 31, 2014, our Retail Segment employed 3,684 people. Our retail insurance agency business provides a broad range of insurance products and services to commercial, public and quasi-public entity, professional and individual customers. The categories of insurance we principally sell include: property insurance relating to physical damage to property and resultant interruption of business or extra expense caused by fire, windstorm or other perils; casualty insurance relating to legal liabilities, workers’ compensation, commercial and private passenger automobile coverages; and fidelity and surety bonds. We also sell and service group and individual life, accident, disability, health, hospitalization, medical and dental insurance.

No material part of our retail business is attributable to a single customer or a few customers. During 2014, commissions and fees from our largest single Retail Segment customer represented less than four tenths of one percent (0.4%) of the Retail Segment’s total commissions and fees revenue.

In connection with the selling and marketing of insurance coverages, we provide a broad range of related services to our customers, such as risk management and loss control surveys and analysis, consultation in connection with placing insurance coverages and claims processing.

National Programs Segment

As of December 31, 2014, our National Programs Segment employed 1,750 people. Our National Programs Segment can be grouped into five broad categories; (1) Professional Programs; (2) Arrowhead Insurance Programs; (3) Commercial Programs; (4) Public Entity-Related Programs; and (5) the National Flood Program:

Professional Programs. Professional Programs provide professional liability and related package insurance products tailored to the needs of specific professional groups. Professional Programs negotiates policy forms and coverage options with their specific insurance carriers. Securing endorsements of these products from a professional association or sponsoring company is also an integral part of their function. Professional Programs affiliate with professional groups, including but not limited to, dentists, oral surgeons, hygienists, lawyers, CPA’s, optometrists, opticians, ophthalmologists, insurance agents, financial advisors, registered representatives, securities broker-dealers, benefit administrators, real estate brokers, real estate title agents and escrow agents. In addition, Professional Programs encompasses supplementary insurance related products to include weddings, events, medical facilities and cyber liability.

Below are brief descriptions of the Professional programs.

•	Allied Protector Plan®: Allied Protector Plan® (“APP®”) specializes in customized professional liability and business insurance programs for individual practitioners and businesses in the healthcare industry. The APP program offers liability insurance coverage for, among others, dental hygienists and dental assistants, home health agencies, physical therapy clinics, and medical directors. Also available through the APP program is cyber/data breach insurance offering a solution to privacy breaches and information security exposures tailored to the needs of healthcare organizations.

•	Certified Public Accountants: The CPA Protector Plan® is a specialty insurance program offering comprehensive professional liability insurance solutions and risk management services to CPA practitioners and their firms nationwide. Optional coverage enhancements allow the insured to round out their policy and coverage needs, including: Employment Practices Liability, Employee Dishonesty, Non-Profit Directors and Officers, as well as Network Security and Privacy Protection Coverage.

•	Dentists: First initiated in 1969, the Professional Protector Plan® (“PPP®”) for Dentists provides dental professionals insurance products including professional and general liability, property, employment practices liability, workers’ compensation, claims and risk management. The PPP recognized the importance of policyholder and customer service and developed a customized, proprietary, web-based rating and policy issuance system which in turn provides a seamless policy delivery resource and access to policy information on a real time basis. Obtaining endorsements from state and local dental societies and associations plays an integral role in the PPP partnership. The PPP is offered in all 50 states, the District of Columbia, Puerto Rico and the Virgin Islands.

•	Financial Professionals: CalSurance® and CITA Insurance Services® have specialized in this niche since 1980 and offer professional liability programs designed for insurance agents, financial advisors, registered representatives, securities broker-dealers, benefit administrators, real estate brokers and real estate title agents. An important aspect of CalSurance is Lancer Claims Services, which provides specialty claims administration for insurance companies underwriting CalSurance product lines.

•	Lawyers: The Lawyer’s Protector Plan® (“LPP®”), for over 30 years, has been providing professional liability insurance with a niche focus on law firms with 1-20 attorneys. The LPP program handles all aspects of insurance operations including underwriting, distribution management, policy issuance and claims. The LPP is offered in 44 states and the District of Columbia.

•	Optometrists, Opticians, and Ophthalmologists: Since 1973 the Optometric Protector Plan® (“OPP®”), has continually provided professional liability, general liability, property, workers’ compensation insurance and risk management programs for eye care professionals nationwide. Our carrier partners offer specialty insurance products tailored to the eye care profession, and our agents and brokers are chosen for their expertise. The OPP is offered in all 50 states and the District of Columbia. Through our strategic carrier partnerships, we have diversified our demographic and also offer professional liability coverage to Chiropractors, Podiatrists and Physicians nationwide.

•	Professional Risk Specialty Group: Professional Risk Specialty Group (“PRSG”) has been providing Errors & Omissions/Professional Liability/Malpractice Insurance for over 22 years both in a direct retail sales and brokering capacity. PRSG has been an exclusive State Administrator for a Lawyers Professional Liability Program since 1994 in Florida, Louisiana, and Puerto Rico, as well as state appointments in 23 other states. The admitted Lawyers Program focuses on 1-19 attorney firms and the non-admitted program is for firms with 20+ attorneys and is available for primary or excess coverage. PRSG is also involved in direct sales and brokering for other professional lines, such as Accountants, Architects & Engineers, Medical Malpractice, Directors & Officers, Employment Practices Liability, Title Agency E&O and Miscellaneous E&O.

•	Real Estate Title Professionals: TitlePac® provides professional liability products and services designed for real estate title agents and escrow agents in 47 states and the District of Columbia.

•	Wedding Protector Plan® and Protector Plan® for Events provide an online wedding/private event cancellation and postponement insurance policy that offers financial protection if certain unfortunate, unforeseen events should occur during the period leading up to and including the wedding/event date. Liability and liquor liability is available as an option. Both the Wedding Protector Plan and Protector Plan for Events are offered in 47 states.

The Professional Protector Plan® for Dentists and the Lawyer’s Protector Plan® are marketed and sold primarily through a national network of independent agencies and also through our Brown & Brown retail offices; however, certain professional liability programs, CalSurance® and TitlePac®, are principally marketed and sold directly to our insured customers. Under our agency agreements with the insurance companies that underwrite these programs, we often have authority to bind coverages (subject to established guidelines), to bill and collect premiums and, in some cases, to adjust claims. For the programs that we market through independent agencies, we receive a wholesale commission or “override,” which is then shared with these independent agencies.

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

Below are brief descriptions of the Arrowhead Programs:

•	Architects and Engineering, operating as Arrowhead Design Insurance (“ADI”), is a leading writer of professional liability insurance for architects, engineers and environmental consultants. ADI is a national program writing in all 50 states.

•	Automotive Aftermarket is a new program launched in 2012 in conjunction with Zurich American Insurance Company’s transfer of selected assets and employees to Arrowhead. The Automotive Aftermarket program writes commercial package insurance for non-dealership automotive services such as auto recyclers, brake shops, equipment dealers, mechanical repairs, oil and lube shops, parts retailers and wholesalers, tire retailers and wholesalers and transmission mechanics.

•	Commercial is a program that offers three distinct products to commercial operations, primarily in California: commercial auto, commercial package and general liability.

•	Earthquake and DIC is a Differences-in-Conditions (“DIC”) Program, writing notably earthquake, flood, and the “All Risk” insurance coverages to commercial property owners. The Earthquake and DIC program writes insurance on both a primary and excess layer basis.

•	Marine is a national program manager and wholesale producer of marine insurance products including yachts and high performance boats, small boats, commercial marine and marine artisan contractors.

•	OnPoint is an MGA with underwriting programs for tribal nations, manufactured housing, contractors’ equipment and various affinity programs. The largest program is the Tribal business, which provides tailored risk management and insurance solutions for U.S. tribal nations.

•	Personal Property provides a variety of coverages for homeowners and renters in numerous states.

•	Real Estate Errors & Omissions writes errors and omissions insurance for small to medium-sized residential real estate agents and brokers in California. Coverage includes real estate brokerage, property management, escrow, appraisal, leasing and consulting services.

•	Residential Earthquake specializes in monoline residential earthquake coverage for California home and condominium owners.

•	Wheels provides private passenger automobile and motorcycle coverage for a range of drivers. Arrowhead’s auto program offers two personal auto coverage types: one traditional non-standard auto product offering minimum state required liability limits and another targeting full coverage, multi-vehicle risks. The auto product is written in several states including California, Georgia, Michigan, and Alabama.

•	Workers’ Compensation provides workers’ compensation insurance coverage primarily for California-based insureds. Arrowhead’s workers’ compensation program targets industry segments such as agriculture, contractors, food services, horticulture and manufacturing.

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

•	Acumen RE Management Corporation (“Acumen RE”) has been active in the facultative reinsurance casualty market since 1993, providing outsourced technical expertise in workers’ compensation, general liability and professional liability (directors and officers along with errors and omissions) reinsurance accounts. Acumen RE’s territory encompasses the entire United States, and this entity accesses insureds via approved reinsurance intermediaries strategically located throughout the country.

•	AFC Insurance, Inc. (“AFC”)(“Humanity Plus Program”) is a Program Administrator specializing in niche Property & Casualty products for a wide range of For-Profit and Nonprofit Human & Social Service organizations. Eligible risks include Addiction Treatment Centers, Adult Day Care Centers, Group Homes, Services for the Developmentally Disabled and more. AFC’s nationwide comprehensive program offers all lines of coverage. AFC also has a separate program for independent pizza/deli restaurants.

•	American Specialty Insurance & Risk Services, Inc. provides insurance and risk management services for customers in professional sports, motor sports, amateur sports, and the entertainment industry.

•	Fabricare: Irving Weber Associates, Inc. (“IWA”) has specialized in this niche since 1946, providing package insurance including workers’ compensation to dry cleaners, linen supply and uniform rental operations. IWA also offers insurance programs for independent grocery stores and restaurants.

•	Florida Intracoastal Underwriters, Limited Company (“FIU”) is a managing general agency that specializes in providing insurance coverage for coastal and inland high-value condominiums and apartments. FIU has developed a specialty insurance facility to support the underwriting activities associated with these risks.

•	Industry Consulting Group, Inc. (“ICG”) is a complete property tax service provider, and works with Proctor Financial, Inc., one of our subsidiaries, in providing solutions to the financial institutions industry. ICG provides a full range of property tax processing solutions, property valuations and appeals, and other services to the real estate, oil and gas, and financial institution industries. ICG features full electronic interfaces, sophisticated and flexible reporting and systems that are customized to individual specifications. This business was sold effective November 30, 2014.

•	Parcel Insurance Plan® is a specialty insurance agency providing insurance coverage to commercial and private shippers for small packages and parcels with insured values of less than $25,000 each.

•	Proctor Financial, Inc. (“Proctor”) provides insurance programs and compliance solutions for financial institutions that service mortgage loans. Proctor’s products include lender-placed hazard and flood insurance, full insurance outsourcing, mortgage impairment, and blanket equity insurance. Proctor acts as a wholesaler and writes surplus lines property business for its financial institution customers. Proctor receives payments for insurance compliance tracking as well as commissions on lender-placed insurance.

•	Railroad Protector Plan® (“RRPP®”) provides insurance products for contractors, manufacturers and wholesalers supporting the railroad industry (not the railroads) in 47 states. The RRPP insurance coverages include general liability, property, commercial auto, umbrella and inland marine.

•	Towing Operators Protector Plan® (“TOPP®”) serves 21 states providing insurance coverage including general liability, commercial auto, garage keeper’s legal liability, property and motor truck cargo coverage.

•	Wright Specialty Insurance Agency, LLC provides insurance products for specialty programs such as food, grocery, and franchise programs that are offered throughout the U.S.

Public Entity-Related Programs. Public Entity-Related Programs administers various insurance trusts specifically created for cities, counties, municipalities, school boards, special taxing districts and quasi-governmental agencies. These insurance coverages can range from providing fully insured programs to establishing risk retention insurance pools to excess and facultative specific coverages.

•	Public Risk Underwriters of Indiana, LLC, dba Downey Insurance is a program administrator of insurance trusts offering tailored property and casualty insurance products, risk management consulting, third-party administration and related services designed for cities, counties, municipalities, schools, special taxing districts, and other public entities in the State of Indiana.

•	Public Risk Underwriters of The Northwest, Inc., dba Canfield & Associates is a program administrator of insurance trusts offering tailored property and casualty insurance products, risk management consulting, third-party administration and related services designed for cities, counties, municipalities, school boards and non-profit organizations in the State of Washington.

•	Public Risk Underwriters of Illinois, LLC, dba Ideal Insurance Agency is a program administrator offering tailored property and casualty insurance products, risk management consulting, third-party administration and related services designed for municipalities, schools, fire districts and other public entities in the State of Illinois.

•	Public Risk Underwriters of New Jersey, Inc. provides administrative services and insurance procurement for the Statewide Insurance Fund (“Statewide”). Statewide is a municipal joint insurance fund comprised of counties, municipalities, utility authorities, community colleges and emergency services entities in New Jersey.

•	Public Risk Underwriters of Florida, Inc. is the program administrator for the Preferred Governmental Insurance Trust offering tailored property and casualty insurance products, risk management consulting, third-party administration and related services designed for cities, counties, municipalities, schools, special taxing districts and other public entities in the State of Florida.

•	Wright Risk Management Company, LLC, is a program administrator for the New York Schools Insurance Reciprocal and the New York Municipal Insurance Reciprocal offering tailored property and casualty insurance products, risk management consulting, third-party administration and related services designed for cities, counties, municipalities, schools, special taxing districts and other public entities in the State of New York.

National Flood Program. Wright, which was acquired in May 2014, operates a flood insurance carrier, WNFIC, which is a Wright subsidiary. WNFIC’s entire business consists of policies written pursuant to the National Flood Insurance Program (“NFIP”), the program administered by FEMA and excess flood insurance policies, which are fully reinsured, substantially eliminating WNFIC’s exposure to underwriting risk, given that these policies are backed by either FEMA or a reinsurance carrier with an AM Best Company rating of “A” or better.

Wholesale Brokerage Segment

At December 31, 2014, our Wholesale Brokerage Segment employed 1,067 people. Our Wholesale Brokerage Segment markets and sells excess and surplus commercial insurance products and services to retail insurance agencies (including our retail offices). The Wholesale Brokerage Segment offices represent various U.S. and U.K. surplus lines insurance companies. Additionally, certain offices are also Lloyd’s of London correspondents. The Wholesale Brokerage Segment also represents admitted insurance companies for purposes of affording access to such companies for smaller agencies that otherwise do not have access to large insurance company representation. Excess and surplus insurance products encompass many insurance coverages, including personal lines, homeowners, yachts, jewelry, commercial property and casualty, commercial automobile, garage, restaurant, builder’s risk and inland marine lines. Difficult-to-insure general liability and products liability coverages are a specialty, as is excess workers’ compensation coverage. Wholesale brokers solicit business through mailings and direct contact with retail agency representatives. During 2014, commissions and fees from our largest Wholesale Brokerage Segment customer represented approximately 0.7% of the Wholesale Brokerage Segment’s total commissions and fees revenue.

Services Segment

At December 31, 2014, our Services Segment employed 895 people and provided a wide-range of insurance-related services.

Below are brief descriptions of the programs offered by the Services Segment.

•	The Advocator Group assists individuals throughout the United States who are seeking to establish eligibility for coverage under the federal Social Security Disability program and provides health plan selection and enrollment assistance for Medicare beneficiaries. The Advocator Group works closely with employer-sponsored group life, disability and health plan participants to assist disabled employees in receiving the education, advocacy and benefit coordination assistance necessary to achieve the fastest possible benefit approvals. In addition, The Advocator Group also provides second injury fund recovery services to the workers’ compensation insurance market.

•	American Claims Management (“ACM”) provides third-party administration (“TPA”) services to both the commercial and personal property and casualty insurance markets on a nationwide basis, and provides claims adjusting, administration, subrogation, litigation and data management services to insurance companies, self-insureds, public municipalities, insurance brokers and corporate entities. ACM services also include managed care, claim investigations, field adjusting and audit services. Approximately 71.5% of ACM’s 2014 net revenues were derived from the various Arrowhead programs in our National Programs Segment, with the remainder generated from third parties.

•	Colonial Claims provides insurance claims adjusting and related services, including education and training services, throughout the United States. Colonial Claims handles property and casualty insurers’ multi-line and catastrophic claims needs, including auto, earthquake, flood, hail, homeowners and wind claims. Colonial Claims’ adjusters are approved by the NFIP and are certified in each classification of loss, which includes dwelling, mobile home, condominium association, commercial and large losses.

•	ICA provides comprehensive claims management solutions for both personal and commercial lines of insurance. ICA is a national service provider for daily and catastrophe claims, vendor management, TPA operations and staff augmentation. ICA offers training and educational opportunities to independent adjusters nationwide in ICA’s regional training facilities. Additional claims services offered by ICA include first notice of loss, fast track, field appraisals, quality control and consulting.

•	NuQuest/Bridge Pointe and Protocols provide a full spectrum of Medicare Secondary Payer (“MSP”) statutory compliance services, from MSA Allocation through Professional Administration to over 250 insurance carriers, third-party administrators, self-insured employers, attorneys, brokers and related claims professionals nationwide. Specialty services include medical projections, life care plans, Medicare set-aside analysis, allocation and administration.

•	Preferred Governmental Claims Solutions (“PGCS”) provides TPA services for insurance entities and self-funded or fully-insured workers’ compensation and liability plans. PGCS’ services include claims administration, cost containment consulting, services for secondary disability and subrogation recoveries.

•	USIS provides TPA services for insurance entities and self-funded or fully-insured workers’ compensation and liability plans. USIS’ services include claims administration, access to major reinsurance markets, cost containment consulting, services for secondary disability, and subrogation recoveries and risk management services such as loss control. USIS’ services also include managed care services, including medical networks, case management and utilization review services certified by the American Accreditation Health Care Commission.

In 2014, our three largest workers’ compensation contracts represented approximately 12.3% of our Services Segment’s fees revenues.

Employees

At December 31, 2014, we had 7,591 full-time equivalent employees. We have agreements with our sales employees and certain other employees that include provisions: (1) protecting our confidential information and trade secrets; (2) restricting their ability post-employment to solicit the business of our customers; and (3) preventing the hiring of our employees for a period of time after separation from employment with us. The enforceability of such agreements varies from state to state depending upon applicable law and factual circumstances. The majority of our employment relationships are at-will and terminable by either party at any time; however, the covenants regarding confidential information and non-solicitation of our customers and employees generally extend for a period of at least two years after cessation of employment.

None of our employees are represented by a labor union, and we consider our relations with our employees to be good.

Competition

The insurance intermediary business is highly competitive, and numerous firms actively compete with us for customers and insurance markets. Competition in the insurance business is largely based on innovation, quality of service and price. A number of firms and banks with substantially greater resources and market presence compete with us.

A number of insurance companies directly sell insurance, primarily to individuals, and do not pay commissions to third-party agents and brokers. In addition, the Internet continues to be a source for direct placement of personal lines business. To date, such direct sales efforts have had little effect on our operations, primarily because our Retail Segment is mostly commercially oriented rather than individually oriented.

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

Available Information

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and its rules and regulations. The Exchange Act requires us to file reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). We make available free of charge on our website, at www.bbinsurance.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act and the rules promulgated thereunder, as soon as reasonably practicable after electronically filing or furnishing such material to the SEC. These documents are posted on our website at www.bbinsurance.com—select the “Investor Relations” link and then the “SEC Filings” link.

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

The charters of the Audit, Compensation and Nominating/Governance Committees of our Board of Directors as well as our Corporate Governance Principles, Code of Business Conduct and Ethics and Code of Ethics—CEO and Senior Financial Officers (including any amendments to, or waivers of any provision of any of these charters, principles or codes) are also available on our website or upon request. Requests for copies of any of these documents should be directed in writing to: Corporate Secretary, Brown & Brown, Inc., 220 South Ridgewood Avenue, Daytona Beach, Florida 32114, or by telephone to (386)-252-9601.

ITEM 1A.	Risk Factors

OUR BUSINESS, AND THEREFORE OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION, MAY BE ADVERSELY AFFECTED BY ECONOMIC CONDITIONS THAT RESULT IN REDUCED INSURER CAPACITY.

Our results of operations depend on the continued capacity of insurance carriers to underwrite risk and provide coverage, which depends in turn on those insurance companies’ ability to procure reinsurance. Capacity could also be reduced by insurance companies failing or withdrawing from writing certain coverages that we offer our clients. We have no control over these matters. To the extent that reinsurance becomes less widely available, we may not be able to procure the amount or types of coverage that our customers desire and the coverage we are able to procure may be more expensive or limited.

OUR GROWTH STRATEGY DEPENDS IN PART ON THE ACQUISITION OF OTHER INSURANCE INTERMEDIARIES, WHICH MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS IN THE FUTURE AND WHICH, IF CONSUMMATED, MAY NOT BE ADVANTAGEOUS TO US.

Our growth strategy includes the acquisition of other insurance intermediaries. Our ability to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into our operations, and expand into new markets requires us to implement and improve our operations and our financial and management information systems. Integrated, acquired businesses may not achieve levels of revenues or profitability comparable to our existing operations, or otherwise perform as expected. In addition, we compete for acquisition and expansion opportunities with firms and banks that have substantially greater resources than we do. Acquisitions also involve a number of special risks, such as: diversion of management’s attention; difficulties in the integration of acquired operations and retention of personnel; increase in expenses and working capital requirements, which could reduce our return on invested capital; entry into unfamiliar markets; unanticipated problems or legal liabilities; estimation of the acquisition earn-out payables; and tax and accounting issues, some or all of which could have a material adverse effect on the results of our operations, financial condition and cash flows. Post-acquisition deterioration of targets could also result in lower or negative earnings contribution and/or goodwill impairment charges.

INFLATION MAY ADVERSELY AFFECT OUR BUSINESS OPERATIONS IN THE FUTURE.

Given the current macroeconomic environment, it is possible that U.S. government actions, in the form of a monetary stimulus, a fiscal stimulus, or both, to the U.S. economy, could lead to inflationary conditions that would adversely affect our cost base, resulting in an increase in our employee compensation and benefits and our other operating expenses. This could harm our margins and profitability if we are unable to increase revenues or cut costs enough to offset the effects of inflation on our cost base.

BECAUSE OUR BUSINESS IS HIGHLY CONCENTRATED IN CALIFORNIA, FLORIDA, GEORGIA, ILLINOIS, INDIANA, KANSAS, MASSACHUSETTS, MICHIGAN, NEW JERSEY, NEW YORK, NORTH CAROLINA, OREGON, PENNSYLVANIA, TEXAS, VIRGINIA AND WASHINGTON, ADVERSE ECONOMIC CONDITIONS, NATURAL DISASTERS, OR REGULATORY CHANGES IN THESE STATES COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

A significant portion of our business is concentrated in California, Florida, Georgia, Illinois, Indiana, Kansas, Massachusetts, Michigan, New Jersey, New York, North Carolina, Oregon, Pennsylvania, Texas, Virginia and Washington. For the years ended December 31, 2014, 2013 and 2012, we derived $1,361.5 million or 86.4%, $1,163.8 million or 85.4% and $1,016.5 million or 84.8%, of our revenues, respectively, from our operations located in these states. We believe that these revenues are attributable predominately to customers in these states. We believe the current regulatory environment for insurance intermediaries in these states is no more restrictive than in other states. The insurance business is primarily a state-regulated industry, and therefore, state legislatures may enact laws that adversely affect the insurance industry. Because our business is concentrated in the states identified above, we face greater exposure to unfavorable changes in regulatory conditions in those states than insurance intermediaries whose operations are more diversified through a greater number of states. In addition, the occurrence of adverse economic conditions, natural or other disasters, or other circumstances specific to or otherwise significantly impacting these states could adversely affect our financial condition, results of operations and cash flows. We are susceptible to losses and interruptions caused by hurricanes (particularly in Florida, where our headquarters are located and we maintain several offices), earthquakes (including California, where we maintain a relatively large number of offices), power shortages, telecommunications failures, water shortages, floods, fire, extreme weather conditions, geopolitical events such as terrorist acts and other natural or manmade disasters. Our insurance coverage with respect to natural disasters is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate, or may not continue to be available at commercially reasonable rates and terms.

WE DERIVE A SIGNIFICANT PORTION OF OUR COMMISSION REVENUES FROM A LIMITED NUMBER OF INSURANCE COMPANIES, THE LOSS OF WHICH COULD RESULT IN ADDITIONAL EXPENSE AND LOSS OF MARKET SHARE.

For the year ended December 31, 2014, no insurance company accounted for more than 7.0% of our total core commissions. For the year ended December 31, 2013 and 2012, approximately 8.0% and 5.0% respectively, of our total core commissions were derived from insurance policies underwritten by one insurance company. Should this insurance company seek to terminate their arrangements with us, we believe that other insurance companies are available to underwrite the business, and we could likely move our business to one of these other insurance companies, although some additional expense and loss of market share could possibly result.

OUR CURRENT MARKET SHARE MAY DECREASE AS A RESULT OF INCREASED COMPETITION FROM INSURANCE COMPANIES AND THE FINANCIAL SERVICES INDUSTRY.

The insurance intermediary business is highly competitive and we actively compete with numerous firms for customers and insurance companies, many of which have relationships with insurance companies or have a significant presence in niche insurance markets that may give them an advantage over us. Other competitive concerns may include the quality of our products and services, our pricing and the ability of some of our customers to self-insure. A number of insurance companies are engaged in the direct sale of insurance, primarily to individuals, and do not pay commissions to agents and brokers. In addition, and to the extent that banks, securities firms and insurance companies affiliate, the financial services industry may experience further consolidation, and we therefore may experience increased competition from insurance companies and the financial services industry, as a growing number of larger financial institutions increasingly, and aggressively, offer a wider variety of financial services, including insurance intermediary services.

QUARTERLY AND ANNUAL VARIATIONS IN OUR COMMISSIONS THAT RESULT FROM THE TIMING OF POLICY RENEWALS AND THE NET EFFECT OF NEW AND LOST BUSINESS PRODUCTION MAY HAVE UNEXPECTED EFFECTS ON OUR RESULTS OF OPERATIONS.

Our commission income (including profit-sharing contingent commissions and override commissions) can vary quarterly or annually due to the timing of policy renewals and the net effect of new and lost business production. We do not control the factors that cause these variations. Specifically, customers’ demand for insurance products can influence the timing of renewals, new business and lost business (which includes policies that are not renewed), and cancellations. In addition, as discussed, we rely on insurance companies for the payment of certain commissions. Because these payments are processed internally by these insurance companies, we may not receive a payment that is otherwise expected from a particular insurance company in a particular quarter or year until after the end of that period, which can adversely affect our ability to forecast these revenues and therefore budget for significant future expenditures. Quarterly and annual fluctuations in revenues based on increases and decreases associated with the timing of policy renewals may adversely affect our financial condition, results of operations and cash flows.

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

We maintain cash and investment balances, including restricted cash held in premium trust accounts, at various depository institutions in amounts that are significantly in excess of the limits insured by the FDIC. If one or more of the depository institutions with which we maintain significant cash balances were to fail, our ability to access these funds might be temporarily or permanently limited, and we could face material liquidity problems and potential material financial losses.

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

From time to time new regulations are enacted, or existing requirements are changed, and it is difficult to anticipate how such regulations and changes will be implemented and enforced. We continue to evaluate the necessary steps for compliance with regulations as they are enacted. Legislative developments that could adversely affect us include: changes in our business compensation model as a result of regulatory developments (for example, the 2010 Health Care Reform Legislation); and federal and state governments establishing programs to provide health insurance or, in certain cases, property insurance in catastrophe-prone areas or other alternative market types of coverage, that compete with, or completely replace, insurance products offered by insurance carriers. Also, as climate change issues become more prevalent, the U.S. and foreign governments are beginning to respond to these issues. This increasing governmental focus on climate change may result in new environmental regulations that may negatively affect us and our customers. This could cause us to incur additional direct costs in complying with any new environmental regulations, as well as increased indirect costs resulting from our customers incurring additional compliance costs that get passed on to us. These costs may adversely impact our operations and financial condition.

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

OUR BUSINESS, AND THEREFORE OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION, MAY BE ADVERSELY AFFECTED BY FURTHER CHANGES IN THE U.S.-BASED CREDIT MARKETS.

Although we are not currently experiencing any limitation of access to our revolving credit facility (which matures in 2019) and are not aware of any issues impacting the ability or willingness of our lenders under such facility to honor their commitments to extend us credit, the failure of a lender could adversely affect our ability to borrow on that facility, which over time could negatively impact our ability to consummate significant acquisitions or make other significant capital expenditures. Tightening conditions in the credit markets in future years could adversely affect the availability and terms of future borrowings or renewals or refinancing.

We also have a significant amount of trade accounts receivable from some insurance companies with which we place insurance. If those insurance companies were to experience liquidity problems or other financial difficulties, we could encounter delays or defaults in payments owed to us, which could have a significant adverse impact on our financial condition and results of operations.

IF WE FAIL TO COMPLY WITH THE COVENANTS CONTAINED IN CERTAIN OF OUR AGREEMENTS, OUR LIQUIDITY, RESULTS OF OPERATIONS AND FINANCIAL CONDITION MAY BE ADVERSELY AFFECTED.

The credit agreements that govern our debt contain various covenants and other limitations with which we must comply. At December 31, 2014, we were in compliance with the financial covenants and other limitations contained in each of these agreements. However, failure to comply with material provisions of our covenants in these agreements or other credit or similar agreements to which we may become a party could result in a default, rendering them unavailable to us and causing a material adverse effect on our liquidity, results of operations and financial condition. In the event of certain defaults, the lenders thereunder would not be required to lend any additional amounts to or purchase any additional notes from us and could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable. If the indebtedness under these agreements or our other indebtedness, including the notes, were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.

CERTAIN OF OUR AGREEMENTS CONTAIN VARIOUS COVENANTS THAT LIMIT THE DISCRETION OF OUR MANAGEMENT IN OPERATING OUR BUSINESS AND COULD PREVENT US FROM ENGAGING IN CERTAIN POTENTIALLY BENEFICIAL ACTIVITIES.

The restrictive covenants in our debt agreements may impact how we operate our business and prevent us from engaging in certain potentially beneficial activities. In particular, among other covenants, the Credit Facility requires us to maintain a minimum ratio of consolidated EBITDA (earnings before interest, taxes, depreciation and amortization), adjusted for certain transaction-related items (“Consolidated EBITDA”), to consolidated interest expense and a maximum ratio of consolidated net indebtedness to Consolidated EBITDA. Our compliance with these covenants limits our management’s discretion in operating our business and could prevent us from engaging in certain potentially beneficial activities.

OUR CREDIT RATINGS ARE SUBJECT TO CHANGE.

Our credit ratings are an assessment by rating agencies of our ability to pay our debts when due. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of our securities. Agency ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing agency. Each agency’s rating should be evaluated independently of any other agency’s rating.

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

WE HAVE OPERATIONS INTERNATIONALLY, WHICH MAY RESULT IN A NUMBER OF ADDITIONAL RISKS AND REQUIRE MORE MANAGEMENT TIME AND EXPENSE THAN OUR DOMESTIC OPERATIONS TO ACHIEVE OR MAINTAIN PROFITABILITY.

We have operations in the United Kingdom, Hamilton, Bermuda and George Town, Cayman Islands. In the future, we intend to continue to consider additional international expansion opportunities. Our international operations may be subject to a number of risks, including:

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

WE ARE EXPOSED TO INTANGIBLE ASSET RISK; SPECIFICALLY, OUR GOODWILL MAY BECOME IMPAIRED IN THE FUTURE.

As of the date of the filing of our Annual Report on Form 10-K for the 2014 fiscal year, we have $2,460,610,929 of goodwill recorded on our Consolidated Balance Sheet. We perform a goodwill impairment test on an annual basis and whenever events or changes in circumstances indicate that the carrying value of our goodwill may not be recoverable from estimated future cash flows. We completed our most recent evaluation of impairment for goodwill as of November 30, 2014 and determined that the fair value of goodwill exceeded the carrying value of such assets. A significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate or slower growth rates could result in the need to perform an additional impairment analysis prior to the next annual goodwill impairment test. If we were to conclude that a future write-down of our goodwill is necessary, we would then record the appropriate charge, which could result in material charges that are adverse to our operating results and financial position. See Note 1—“Summary of Significant Accounting Policies” and Note 3—“Goodwill” to the Consolidated Financial Statements and “Management’s Report on Internal Control Over Financial Reporting.”

Additionally, the carrying value of amortizable intangible assets attributable to each business or asset group comprising Brown & Brown is periodically reviewed by management to determine if there are events or changes in circumstances that would indicate that its carrying amount may not be recoverable. Accordingly, if there are any such circumstances that occur during the year, Brown & Brown assesses the carrying value of its amortizable intangible assets by considering the estimated future undiscounted cash flows generated by the corresponding business or asset group. Any impairment identified through this assessment may require that the carrying value of related amortizable intangible assets be adjusted; however, no impairments have been recorded for the years ended December 31, 2014, 2013 and 2012.

CURRENT U.S. ECONOMIC CONDITIONS AND THE SHIFT AWAY FROM TRADITIONAL INSURANCE MARKETS MAY CONTINUE TO ADVERSELY AFFECT OUR BUSINESS.

From late 2007 through 2011, global consumer confidence had eroded amidst concerns over declining asset values, volatility in energy costs, geopolitical issues, the availability and cost of credit, high unemployment, and the stability and solvency of financial institutions, financial markets, businesses, and sovereign nations. Those concerns slowed economic growth and resulted in a recession in the United States. Economic conditions had a negative impact on our results of operations during the years 2008 through 2011 due to reduced customer demand. In 2012, the economic conditions in the middle-market economy appeared to stabilize, and a gradual improvement continued through 2013 and 2014. However, if these economic conditions worsen, a number of negative effects on our business could result, including declines in values of insurable exposure units, declines in insurance premium rates, and the financial insolvency, or reduced ability to pay, of certain of our customers. Also, if general economic conditions are poor, some of our clients may cease operations completely or be acquired by other companies, which could have an adverse effect on our results of operations and financial condition. If these clients are affected by poor economic conditions but yet remain in existence, they may face liquidity problems or other financial difficulties which could result in delays or defaults in payments owed to us, which could have a significant adverse impact on our consolidated financial condition and results of operations. Any of these effects could decrease our net revenues and profitability.

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

CERTAIN OF OUR EXISTING STOCKHOLDERS HAVE SIGNIFICANT CONTROL OF THE COMPANY.

At December 31, 2014, our executive officers, directors and certain of their family members collectively beneficially owned approximately 17.8% of our outstanding common stock, of which J. Hyatt Brown, our Chairman, and his family members, which include his sons, J. Powell Brown, our President and Chief Executive Officer and P. Barrett Brown, one of our Senior Vice Presidents, beneficially owned approximately 16.0%. As a result, our executive officers, directors and certain of their family members have significant influence over (1) the election of our Board of Directors, (2) the approval or disapproval of any other matters requiring stockholder approval, and (3) our affairs and policies.

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

We lease our executive offices, which are located at 220 South Ridgewood Avenue, Daytona Beach, Florida 32114. We lease offices at each of our 235 locations, with the exception of Jamestown, New York, where we own the building in which our office is located. We also own an airplane hangar in Daytona Beach, Florida, which sits upon land leased from Volusia Country, Florida. There are no outstanding mortgages on our owned properties. Our operating leases expire on various dates. These leases generally contain renewal options and rent escalation clauses based on increases in the lessors’ operating expenses and other charges. We expect that most leases will be renewed or replaced upon expiration. We believe that our facilities are suitable and adequate for present purposes, and that the productive capacity in such facilities is substantially being utilized. From time to time, we may have unused space and seek to sublet such space to third parties, depending on the demand for office space in the locations involved. In the future, we may need to purchase, build or lease additional facilities to meet the requirements projected in our long-term business plan. See Note 13 to the Consolidated Financial Statements for additional information on our lease commitments.

ITEM 3.	Legal Proceedings.

We are subject to numerous litigation claims that arise in the ordinary course of business. We do not believe any of these are, or are likely to become, material to our business.

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

	High	Low	Cash Dividends Per Common Share
2013
First Quarter	$32.08	$25.31	$0.09
Second Quarter	$33.24	$30.00	$0.09
Third Quarter	$35.13	$30.55	$0.09
Fourth Quarter	$33.69	$27.76	$0.10
2014
First Quarter	$32.88	$27.77	$0.10
Second Quarter	$31.29	$28.27	$0.10
Third Quarter	$33.46	$30.02	$0.10
Fourth Quarter	$33.40	$30.96	$0.11

On February 19, 2015, there were 143,520,097 shares of our common stock outstanding, held by approximately 1,178 shareholders of record.

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

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2014, with respect to compensation plans under which the Company’s equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)(1)	Weighted-average exercise price of outstanding options, warrants and rights(b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)(3)
Equity compensation plans approved by shareholders:
Brown & Brown, Inc. 2000 Incentive Stock Option Plan	470,356	$18.57	—
Brown & Brown, Inc. 2010 Stock Incentive Plan	N/A	N/A	2,309,929
Brown & Brown, Inc. 1990 Employee Stock Purchase Plan	N/A	N/A	734,317
Brown & Brown, Inc. Performance Stock Plan	N/A	N/A	—

Total	470,356	$18.57	3,044,246

Equity compensation plans not approved by shareholders	—	—	—

(1)	In addition to the number of securities listed in this column, 2,964,103 shares are issuable upon the vesting of restricted stock granted under the Brown & Brown, Inc. Performance Stock Plan and the Brown & Brown, Inc. 2010 Stock Incentive Plan, which represents the maximum number of shares that can vest based on the achievement of certain performance criteria.
(2)	The weighted-average exercise price excludes outstanding restricted stock as there is no exercise price associated with these equity awards.
(3)	All of the shares available for future issuance under the Brown & Brown, Inc. 2000 Incentive Stock Option Plan, the Brown & Brown, Inc. Performance Stock Plan, and the Brown & Brown, Inc. 2010 Stock Incentive Plan may be issued in connection with options, warrants, rights, restricted stock, or other stock-based awards.

Sales of Unregistered Securities

We did not sell any unregistered securities during 2014.

Issuer Purchases of Equity Securities

On July 18, 2014, our Board of Directors approved a common stock repurchase plan to authorize the repurchase of up to $200.0 million worth of shares of the Company’s common stock during the period running from the July 18, 2014 approval date to December 31, 2015. As of December 31, 2014, we have repurchased $50.0 million worth of shares of our common stock under the repurchase plan.

The following table presents information with respect to our purchases of our common stock during the three months ended December 31, 2014.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2014 to October 31, 2014	246,740	$30.49	246,000	$150,000,000
November 1, 2014 to November 30, 2014	—	—	—	$—
December 1, 2014 to December 31, 2014	4,701	$32.50	—	$—

Total	251,441	$30.53	246,000	$150,000,000

(1)	With the exception of the 246,000 shares purchased in October 2014 as part of the final settlement of an accelerated share repurchase program initiated in September 2014, all of the shares reported above as purchased are attributable to shares withheld for employees’ payroll taxes and withholding taxes pertaining to the vesting of restricted shares awarded under our Performance Stock Plan and Incentive Stock Option Plan.

PERFORMANCE GRAPH

The following graph is a comparison of five-year cumulative total stockholder returns for our common stock as compared with the cumulative total stockholder return for the NYSE Composite Index, and a group of peer insurance broker and agency companies (Aon plc, Arthur J. Gallagher & Co, Marsh & McLennan Companies, and Willis Group Holdings plc). The returns of each company have been weighted according to such companies’ respective stock market capitalizations as of December 31, 2009 for the purposes of arriving at a peer group average. The total return calculations are based upon an assumed $100 investment on December 31, 2009, with all dividends reinvested.

	12/09	12/10	12/11	12/12	12/13	12/14
Brown & Brown, Inc.	100.00	135.33	129.79	148.04	184.72	196.27
NYSE Composite	100.00	113.76	109.70	127.54	161.21	172.27
Peer Group	100.00	127.85	143.75	159.43	232.33	265.77

ITEM 6.	Selected Financial Data.

The following selected Consolidated Financial Data for each of the five fiscal years in the period ended December 31, 2014 have been derived from our Consolidated Financial Statements. Such data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this Annual Report and with our Consolidated Financial Statements and related Notes thereto in Item 8 of Part II of this Annual Report.

	Year Ended December 31
(in thousands, except per share data, number of employees and percentages	2014	2013	2012		2011	2010
REVENUES
Commissions and fees	$1,567,460	$1,355,503	$1,189,081		$1,005,962	$966,917
Investment income	747	638	797		1,267	1,326
Other income, net	7,589	7,138	10,154		6,313	5,249

Total revenues	1,575,796	1,363,279	1,200,032		1,013,542	973,492

EXPENSES
Employee compensation and benefits	791,749	683,000	608,506		508,675	487,820
Non-cash stock-based compensation	19,363	22,603	15,865		11,194	6,845
Other operating expenses	235,328	195,677	174,389		144,079	135,851
Loss on disposal	47,425	—	—		—	—
Amortization	82,941	67,932	63,573		54,755	51,442
Depreciation	20,895	17,485	15,373		12,392	12,639
Interest	28,408	16,440	16,097		14,132	14,471
Change in estimated acquisition earn-out payables	9,938	2,533	1,418		(2,206)	(1,674)

Total expenses	1,236,047	1,005,670	895,221		743,021	707,394

Income before income taxes	339,749	357,609	304,811		270,521	266,098
Income taxes	132,853	140,497	120,766		106,526	104,346

Net income	$206,896	$217,112	$184,045		$163,995	$161,752

EARNINGS PER SHARE INFORMATION
Net income per share — diluted	$1.41	$1.48	$1.26		$1.13	$1.12
Weighted average number of shares outstanding — diluted	142,891	142,624	142,010		140,264	139,318
Dividends declared per share	$0.41	$0.37	$0.35		$0.33	$0.31
YEAR-END FINANCIAL POSITION
Total assets	$4,956,458	$3,649,508	$3,128,058		$2,607,011	$2,400,814
Long-term debt(1)	$1,152,846	$380,000	$450,000		$250,033	$250,067
Total shareholders’ equity	$2,113,745	$2,007,141	$1,807,333		$1,643,963	$1,506,344
Total shares outstanding at year-end	143,486	145,419	143,878		143,352	142,795
OTHER INFORMATION
Number of full-time equivalent employees at year-end	7,591	6,992	6,438		5,557	5,286
Total revenues per average number of employees(2)	$216,114	$203,020	$191,729	(3)	$186,949	$185,568
Stock price at year-end	$32.91	$31.39	$25.46		$22.63	$23.94
Stock price earnings multiple at year-end(4)	23.3	21.2	20.2		20.0	21.4
Return on beginning shareholders’ equity(5)	10%	12%	11%		11%	12%

(1)	Represents the incremental new debt associated with the acquisition of Wright and evolution of our capital structure. Please refer to Part I, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 8 “Long-Term Debt” for more details.
(2)	Represents total revenues divided by the average of the number of full-time equivalent employees at the beginning of the year and the number of full-time equivalent employees at the end of the year.
(3)	Of the 881 increase in the number of full-time equivalent employees from 2011 to 2012, 523 employees related to the January 9, 2012 acquisition of Arrowhead, and therefore, are considered to be full-time equivalent as of January 1, 2012. Thus, the average number of full-time equivalent employees for 2012 is considered to be 6,259.
(4)	Stock price at year-end divided by net income per share-diluted.
(5)	Represents net income divided by total shareholders’ equity as of the beginning of the year.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We increased revenues every year from 1993 to 2014, with the exception of 2009, when our revenues dropped 1.0%. Our revenues grew from $95.6 million in 1993 to $1.6 billion in 2014, reflecting a compound annual growth rate of 14.2%. In the same 21 year period, we increased net income from $8.1 million to $206.9 million in 2014, a compound annual growth rate of 16.7%.

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

Beginning in the first quarter of 2012, many insurance premium rates began to slightly increase. Additionally, in the second quarter of 2012, the general declines in insurable exposure units started to flatten and these exposures units subsequently began to gradually increase during the year. As a result, we recorded positive internal revenue growth for each quarter of 2012 for each of our four segments with two exceptions; the first quarter for the Retail Segment and the third quarter for the National Programs Segment, in which declines of only 0.7% and 3.3%, respectively, were experienced.

This growth trend has continued into 2014 with our consolidated internal revenue growth rate of 2.0%. Additionally, each of our four segments recorded positive internal revenue growth for each quarter in 2014 except for the Services Segment in the first quarter. The decline in the core organic commissions and fees revenues in the first quarter of 2014 for the Services Segment was the result of the significant revenue recorded at our Colonial Claims operation in the first quarter of 2013 attributable to Superstorm Sandy, for which no comparable revenues occurred in the first quarter of 2014. In the first quarter of 2013, Colonial Claims earned claims fees of $16.2 million as a direct result of the continued significant claims activity from Superstorm Sandy.

We also earn “profit-sharing contingent commissions,” which are profit-sharing commissions based primarily on underwriting results, but which may also reflect considerations for volume, growth and/or retention. These commissions are primarily received in the first and second quarters of each year, based on the aforementioned considerations for the prior year(s). Over the last three years, profit-sharing contingent commissions have averaged approximately 4.3% of the previous year’s total commissions and fees revenue. Profit-sharing contingent commissions are included in our total commissions and fees in the Consolidated Statements of Income in the year received. The term “core commissions and fees” excludes profit-sharing contingent commissions and guaranteed supplemental commissions, and therefore represents the revenues earned directly from specific insurance policies sold, and specific fee-based services rendered. In contrast, the term “core organic commissions and fees” is our core commissions and fees less (i) the core commissions and fees earned for the first twelve months by newly-acquired operations and (ii) divested business (core commissions and fees generated from offices, books of business or niches sold or terminated during the comparable period). “Core organic commissions and fees” are reported in this manner in order to express the current year’s core commissions and fees on a comparable basis with the prior year’s core commissions and fees. The resulting net change reflects the aggregate changes attributable to (i) net new and lost accounts, (ii) net changes in our clients’ exposure units, and (iii) net changes in insurance premium rates.

Certain insurance companies offer guaranteed fixed-base agreements, referred to as “Guaranteed Supplemental Commissions” (“GSCs”) in lieu of profit –sharing contingent commissions. Since GSCs are not subject to the uncertainty of loss ratios, they are accrued throughout the year based on actual premiums written. As of December 31, 2014, we had $7.6 million of GSC revenue accrued and had earned $9.9 million of GSCs during 2014, most of which will be collected in the first quarter of 2015. For the twelve-month periods ended December 31, 2014, 2013 and 2012, we earned GSCs of $9.9 million, $8.3 million and $9.1 million, respectively.

Fee revenues relate to fees negotiated in lieu of commissions, which are recognized as services are rendered. Fee revenues have historically been generated primarily by: (1) our Services Segment, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside services, Social Security disability and Medicare benefits advocacy services, and catastrophe claims adjusting services, and (2) our National Programs and Wholesale Brokerage Segments, which earn fees primarily for the issuance of insurance policies on behalf of insurance companies. These services are provided over a period of time, typically one year. However, in conjunction with our July 1, 2013 acquisition of Beecher Carlson, which has a primary focus on large retail customers that generally pay us fees directly, the fee revenues in our Retail Segment for 2014 have increased by $44.8 million to $117.8 million. Also, with the acquisition of Wright, which primarily receives income in the form of fees, fee revenue in our National Programs Segment increased $81.9 million to $152.8 million. Fee revenues, on a consolidated basis, as a percentage of our total commissions and fees, represented 30.6% in 2014, 26.6% in 2013 and 21.7% in 2012.

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

Information Regarding Non-GAAP Measures

In the discussion and analysis of our results of operations that follows, in addition to reporting financial results in accordance with GAAP, as noted above, we provide information regarding core commissions and fees, core organic commissions and fees, and our internal growth rate, which is the growth rate of our core organic commissions and fees. These measures are not in accordance with, or an alternative to (including any adjusted internal growth rate), the GAAP information provided in this annual report on Form 10-K. Tabular reconciliations of this supplemental non-GAAP financial information to our most comparable GAAP information is contained in this Form 10-K. We present such non-GAAP supplemental financial information, as we believe such information provides additional meaningful methods of evaluating certain aspects of our operating performance from period to period on a basis that may not be otherwise apparent on a GAAP basis. This supplemental financial information should be considered in addition to, not in lieu of, our condensed consolidated financial statements.

Current Year Company Overview

2014 was a strong year for revenue growth and continued the positive trends that began in 2012. After the five-year period extending from 2007 to 2011, in which we experienced negative internal growth in our core organic commissions and fees revenue which we believe was a direct result of the general weakness of the economy, we achieved a positive internal revenue growth of 6.7% in 2013, and 2.0% in 2014.

The net growth in core organic commissions and fees in 2014 of $25.6 million is significantly less than the comparable growth in 2013 of $75.6 million, similar to the core organic commissions and fees in 2012 of $24.9 million and significantly better than the net lost revenues of $21.5 million in 2011. However, it should be noted that of the $75.6 million growth in the 2013 core organic commissions and fees, $38.1 million was generated by two new programs at our Arrowhead operation, the automobile aftermarket program and the non-standard auto program, and from our Colonial Claims operation as a result of the significant claims activity attributable to Superstorm Sandy. The growth in the core organic commissions and fees revenue for 2014 is principally attributable to new business and increasing insurance exposure units as a result of a gradually improving U.S. economy.

Income before income taxes in 2014 decreased over 2013 by 5.0%, or $17.9 million, to $339.7 million. However, that net decrease includes a $47.4 million pretax loss on disposal of certain assets of Axiom Re, LP (“Axiom Re”). This office sale was effective December 31, 2014 and represents part of our strategic plan to exit the reinsurance business. The loss associated with this sale resulted in a $0.21 reduction to earnings per share. Income before income taxes related to new acquisitions was $37.5 million, and therefore, income before income taxes from offices that existed in the same time periods of 2014 and 2013 (including the new acquisitions that “folded in” to those offices) decreased by $55.4 million. The net decrease of $55.4 million related primarily to net new business off-set by the $47.4 million loss on the sale of Axiom Re, along with the decrease in revenue associated with claims from Superstorm Sandy received in 2013 with no comparable revenues in 2014, $27.7 million of higher compensation and benefits costs, increased interest costs of $12.0 million relating to additional debt used to fund acquisition activity in 2014, and $7.5 million from the change in estimated earn-out payables.

Acquisitions

Approximately 37,500 independent insurance agencies are estimated to be operating currently in the United States. Part of our continuing business strategy is to attract high-quality insurance intermediaries to join our operations. From 1993 through 2014, we acquired 459 insurance intermediary operations, excluding acquired books of business (customer accounts).

We continue to acquire insurance operations that we believe are strategic in growing our business Segments. In each of the last two years, we completed ten acquisitions in 2014 with estimated revenues of $159.5 million, and nine acquisitions in 2013 with estimated revenues of $142.8 million.

A summary of our acquisitions over the last three years is as follows (in millions, except for number of acquisitions):

	Number of Acquisitions		Estimated Annual Revenues	Net Cash Paid	Notes Issued	Other Payable	Recorded Earn-out Payable	Net Assets Acquired
	Asset	Stock
2014	9	1	$159.5	$721.9	$—	$1.9	$33.2	$757.0
2013	8	1	$142.8	$408.1	$—	$0.5	$5.1	$413.7
2012	19	1	$149.6	$483.9	$0.1	$25.4	$21.5	$530.9

On May 1, 2014, we completed the acquisition of Wright which was previously announced January 15, 2014. Wright has estimated annualized revenues of $120.0 million. The total cash paid for Wright was $609.2 million. Wright’s operations include a national flood insurance program, government-sponsored insurance programs and proprietary national and regional programs.

On July 1, 2013, we completed the acquisition of Beecher Carlson, an insurance and risk management broker with operations that include retail brokerage, program management and captive management. The aggregate purchase price for Beecher Carlson was $469.3 million, including $364.3 million of cash payments and the assumption of $105.0 million of liabilities. Beecher Carlson was acquired primarily to expand Brown & Brown’s Retail and National Programs businesses, and to attract and hire high-quality individuals.

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

We believe that of our significant accounting and reporting policies, the more critical policies include our accounting for revenue recognition, business combinations and purchase price allocations, intangible asset impairments and reserves for litigation. In particular, the accounting for these areas requires significant judgments to be made by management. Different assumptions in the application of these policies could result in material changes in our consolidated financial position or consolidated results of operations. Refer to Note 1 in the “Notes to Consolidated Financial Statements”.

Revenue Recognition

Commission revenues are recognized as of the effective date of the insurance policy or the date on which the policy premium is processed into our systems, whichever is later. Commission revenues related to installment billings are recognized on the later of the date effective or invoiced, with the exception of our Arrowhead business which follows a policy of recognizing on the later of the date effective or processed into our systems regardless of the billing arrangement. Management determines the policy cancellation reserve based upon historical cancellation experience adjusted in accordance with known circumstances. Subsequent commission adjustments are recognized upon our receipt of notification from insurance companies concerning matters necessitating such adjustments. Profit-sharing contingent commissions are recognized when determinable, which is when such commissions are received from insurance companies, or when we receive formal notification of the amount of such payments. Fee revenues, and commissions for workers’ compensation programs, are recognized as services are rendered.

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

Management assesses the recoverability of our goodwill on an annual basis, and assesses the recoverability of our amortizable intangibles and other long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The following factors, if present, may trigger an impairment review: (i) significant underperformance relative to historical or projected future operating results; (ii) significant negative industry or economic trends; (iii) significant decline in our stock price for a sustained period; and (iv) significant decline in our market capitalization. If the recoverability of these assets is unlikely because of the existence of one or more of the above-referenced factors, an impairment analysis is performed. Management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these assets. If these estimates or related assumptions change in the future, we may be required to revise the assessment and, if appropriate, record an impairment charge. We completed our most recent evaluation of impairment for goodwill as of November 30, 2014 and determined that the fair value of goodwill exceeded the carrying value of such assets. Additionally, there have been no impairments recorded for amortizable intangible assets for the years ended December 31, 2014, 2013 and 2012.

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

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”) which changes the criteria for reporting discontinued operations and enhances disclosures in this area. Under the new guidance, the disposal of a component or group of components of an entity should be reported as a discontinued operation if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. Disposals of equity method investments, or those reported as held-for-sale, must be presented as a discontinued operation if they meet the new definition. The standard is effective prospectively for all disposals of components (or classification of components as held-for-sale) of an entity that occur within interim and annual periods beginning on or after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications of components as held-for-sale) that have not been reported in financial statements previously issued. Brown & Brown has elected to early adopt this pronouncement and has reported the disposal of the Axiom Re business in accordance with this pronouncement.

In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company beginning January 1, 2017 and, at that time the Company may adopt the new standard under the full retrospective approach or the modified retrospective approach. Early adoption is not permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s Consolidated Financial Statements.

In August 2014, FASB issued ASU 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” (“ASU 2014-15”), which addresses management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for fiscal years beginning after December 15, 2016 and for interim periods within those fiscal years, with early adoption permitted. The Company does not expect to early adopt this guidance and it believes the adoption of this guidance will not have a material impact on the Consolidated Financial Statements.

With the Wright acquisition we now have insurance company operations for which we have adopted accounting policies that were consistent with the accounting policies in place at Wright prior to their acquisition by Brown & Brown. These are detailed in Note 1 to the Financial Statements under “Summary of Significant Accounting Policies”.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Consolidated Financial Statements and related Notes.

Financial information relating to our Consolidated Financial Results is as follows (in thousands, except percentages):

	2014	Percent Change	2013	Percent Change	2012
REVENUES
Core commissions and fees	$1,499,903	15.7%	$1,295,977	14.1%	$1,136,252
Profit-sharing contingent commissions	57,706	12.6%	51,251	17.3%	43,683
Guaranteed supplemental commissions	9,851	19.0%	8,275	(9.5)%	9,146
Investment income	747	17.1%	638	(19.9)%	797
Other income, net	7,589	6.3%	7,138	(29.7)%	10,154

Total revenues	1,575,796	15.6%	1,363,279	13.6%	1,200,032
EXPENSES
Employee compensation and benefits	791,749	15.9%	683,000	12.2%	608,506
Non-cash stock-based compensation	19,363	(14.3)%	22,603	42.5%	15,865
Other operating expenses	235,328	20.3%	195,677	12.2%	174,389
Loss on disposal	47,425	—%	—	—%	—
Amortization	82,941	22.1%	67,932	6.9%	63,573
Depreciation	20,895	19.5%	17,485	13.7%	15,373
Interest	28,408	72.8%	16,440	2.1%	16,097
Change in estimated acquisition earn-out payables	9,938	NMF (1)	2,533	78.6%	1,418

Total expenses	1,236,047	22.9%	1,005,670	12.3%	895,221

Income before income taxes	$339,749	(5.0)%	$357,609	17.3%	$304,811

Net internal growth rate — core commissions and fees	2.0%		6.7%		2.6%
Employee compensation and benefits ratio	50.2%		50.1%		50.7%
Other operating expenses ratio	14.9%		14.4%		14.5%
Capital expenditures	$24,923		$16,366		$24,028
Total assets at December 31	$4,956,458		$3,649,508		$3,128,058

(1)	NMF = Not a meaningful figure

Commissions and Fees

Commissions and fees, including profit-sharing contingent commissions and GSCs, increased $212.0 million, or 15.6% in 2014. Profit-sharing contingent commissions and GSCs increased $8.0 million or 13.5% in 2014 to $67.6 million, due primarily to $4.9 million, $1.4 million, and $1.7 million increases in profit-sharing contingent commissions and GSCs in our Retail, National Programs and Wholesale Brokerage Segments, respectively. Core commissions and fees revenue in 2014 increased $203.9 million, of which approximately $186.8 million represented core commissions and fees from acquisitions that had no comparable revenues in 2013. After taking into account divested business of $8.5 million, the remaining net increase of $25.6 million, representing net new business, reflects a 2.0% internal growth rate for core organic commissions and fees.

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

Investment Income

Investment income increased to $0.7 million in 2014, compared with $0.6 million in 2013 mainly due to higher average daily invested balances in 2014 than in 2013. Investment income of $0.6 million in 2013 was down $0.2 million as compared to 2012, mainly due to lower average daily invested balances in 2013 than in 2012.

Other Income, Net

Other income for 2014 reflected income of $7.6 million, compared with $7.1 million in 2013 and $10.2 million in 2012. We recognized gains of $5.3 million, $3.1 million and $4.3 million from sales on books of business (customer accounts) in 2014, 2013 and 2012, respectively. Although we are not in the business of selling books of business, we periodically will sell an office or a book of business because it does not produce reasonable margins or demonstrate a potential for growth, or for other reasons related to the particular assets in question. Other income also included $1.6 million and $3.6 million in 2013 and 2012, respectively, paid to us in connection with settlements of litigation against former employees for violations of restrictive covenants contained in their employment agreements with us. For 2014, other income from legal settlement was negligible. Additionally, we recognized non-recurring gains, rental income and sales of software services of $0.9 million, $2.4 million and $2.3 million in 2014, 2013 and 2012, respectively.

Employee Compensation and Benefits

Employee compensation and benefits expense increased, approximately 15.9% or $108.7 million in 2014. However, that net increase included $81.0 million of new compensation costs related to new acquisitions that were stand-alone offices. Therefore, employee compensation and benefits from those offices that existed in the same time periods of 2014 and 2013 (including the new acquisitions that “folded in” to those offices) increased by $27.7 million. The employee compensation and benefit increases from these offices were primarily related to increases in staff and management salaries of $13.8 million, new salaried producers of $4.8 million, profit center and other related bonuses of $6.7 million, compensation to our commissioned producers of $0.9 million and health insurance costs of $4.8 million. These increases were partially offset by net reductions in temporary employees, employer 401K plan matching contributions and accrued vacation expense. Employee compensation and benefits expense as a percentage of total revenues was 50.2% as compared to 50.1% for the twelve months ended December 31, 2013. This slight increase is driven by continued investment in new teammates.

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

Non-Cash Stock-Based Compensation

We have an employee stock purchase plan, and grant stock options and non-vested stock awards to our employees. Compensation expense for all share-based awards is recognized in the financial statements based upon the grant-date fair value of those awards. For 2014, 2013 and 2012, the non-cash stock-based compensation expense incorporates the costs related to each of our four stock-based plans as explained in Note 11 of the Notes to the Consolidated Financial Statements.

Non-cash stock-based compensation decreased 14.3%, or $3.2 million in 2014 over 2013, primarily as a result of forfeitures due to the non-achievement of certain performance criteria, partially offset by an increase associated with new, non-vested stock awards granted on July 1, 2013 under our Stock Incentive Plan (“SIP”).

Non-cash stock-based compensation increased 42.5%, or $6.7 million in 2013 over 2012, primarily as a result of new non-vested stock awards granted on July 1, 2013 under our SIP. Most of these SIP grants will typically vest in four to seven years, subject to the achievement of certain performance criteria by grantees, and the achievement of consolidated earnings per share growth at certain levels by us, over three-to five-year measurement periods. Some SIP grants will vest after five years of service.

Other Operating Expenses

As a percentage of total revenues, other operating expenses represented 14.9% in 2014, 14.4% in 2013, and 14.5% in 2012.

Other operating expenses in 2014 increased $39.7 million over 2013, of which $39.0 million was related to acquisitions. Therefore, other operating expenses attributable to offices that existed in the same periods in both 2014 and 2013 (including the new acquisitions that “folded in” to those offices) increased by $0.7 million. Of the $0.7 million increase, $2.0 million related to increased data processing and software licensing expense, $1.2 million related to increased inspection and consulting fees, $0.8 million related to office rent, and $0.9 million related to increased employee sales meeting costs. These increased costs were partially offset by decreases of $3.0 million for legal claims and litigation expenses, $1.0 million for insurance expenses, and $0.2 million in other various net cost decreases.

Other operating expenses in 2013 increased $21.3 million over 2012, of which $12.5 million was related to acquisitions that joined as stand-alone offices. Therefore, other operating expenses attributable to offices that existed in the same periods in both 2013 and 2012 (including the new acquisitions that “folded in” to those offices) increased by $8.8 million. Of the $8.8 million increase, $2.0 million related to increased data processing and software licensing expense, $2.0 million related to increased inspection and consulting fees, $1.6 million related to increased accounting and advisory fees, $0.9 million related to increased employee sales meeting costs, and $2.9 million related to other various, net cost increases. These increased costs were partially offset by a decrease of $0.6 million for legal claims and litigation expenses.

Loss on Disposal

During 2014 the Company recognized a loss on disposal of $47.4 million as a result of the sale of Axiom Re (Axiom) effective December 31, 2014. The sale is part of the Company’s strategy to exit the reinsurance brokerage business. For the years ended December 31, 2014 and 2013, Axiom recorded a (loss) income before income taxes of ($587,000) and $113,000, respectively, which are included in the Wholesale Brokerage segment. The transaction was recorded in accordance to ASU 2014-08. The Company’s prior non-significant disposals are recorded in the Other income, net in the consolidated statements of income.

Amortization

Amortization expense increased $15.0 million, or 22.1%, in 2014, and $4.4 million, or 6.9%, in 2013. The increases in 2014 and 2013 were due to the amortization of additional intangible assets as a result of acquisitions completed in those years.

Depreciation

Depreciation increased 19.5% to $20.9 million in 2014 and 13.7% to $17.5 million in 2013. The increases in 2014 and 2013 were due primarily to the addition of fixed assets as a result of recent acquisitions.

Interest Expense

Interest expense increased $12.0 million, or 72.8%, in 2014, and $0.3 million, or 2.1%, in 2013. The 2014 increase is primarily due to the increased debt borrowings from the JPMorgan Credit Facility term loan of $550.0 million at adjusted LIBOR rates (as mentioned in Note 8), which helped fund the Wright acquisition, and the $500.0 million Senior Notes due 2024 at an interest rate of 4.200% which were issued during September 2014. The 2013 increases were due primarily to the additional debt borrowed in connection with our acquisition of Beecher Carlson.

Change in estimated acquisition earn-out payables

Accounting Standards Codification (“ASC”) Topic 805—Business Combinations is the authoritative guidance requiring an acquirer to recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities (with only limited exceptions) upon initially obtaining control of an acquired entity. Additionally, the fair value of contingent consideration arrangements (such as earn-out purchase arrangements) at the acquisition date must be included in the purchase price consideration. As a result, the recorded purchase prices for all acquisitions consummated after January 1, 2009 include an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in these earn-out obligations are required to be recorded in the Consolidated Statement of Income when incurred or reasonably estimated. Estimations of potential earn-out obligations are typically based upon future earnings of the acquired entities, usually for periods ranging from one to three years.

The net charge or credit to the Consolidated Statement of Income for the period is the combination of the net change in the estimated acquisition earn-out payables balance, and the interest expense imputed on the outstanding balance of the estimated acquisition earn-out payables.

As of December 31, 2014, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820-Fair Value Measurement (“ASC 820”). The resulting net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the years ended December 31, 2014, 2013, and 2012 were as follows (in thousands):

	2014	2013	2012
Change in fair value on estimated acquisition earn-out payables	$7,375	$570	$(1,051)
Interest expense accretion	2,563	1,963	2,469

Net change in earnings from estimated acquisition earn-out payables	$9,938	$2,533	$1,418

The fair values of the estimated earn-out payables were increased in 2014 and 2013 since certain acquisitions performed at higher levels than estimated in our original projections. Conversely, the fair values of the estimated earn-out payables were reduced in 2012 since certain acquisitions did not perform at the level estimated based on our original projections. An acquisition is considered to be performing well if its operating profit exceeds the level needed to reach the minimum purchase price. However, a reduction in the estimated acquisition earn-out payable can occur even though the acquisition is performing well, if it is not performing at the level contemplated by our original estimate.

As of December 31, 2014, the estimated acquisition earn-out payables equaled $75,283,000, of which $26,018,000 was recorded as accounts payable and $49,265,000 was recorded as an other non-current liability. As of December 31, 2013, the estimated acquisition earn-out payables equaled $43,058,000, of which $6,312,000 was recorded as accounts payable and $36,746,000 was recorded as an other non-current liability. As of December 31, 2012, the estimated acquisition earn-out payables equaled $52,987,000, of which $10,164,000 was recorded as accounts payable and $42,823,000 was recorded as an other non-current liability.

Income Taxes

The effective tax rate on income from operations was 39.1% in 2014, 39.3% in 2013, and 39.6% in 2012. The lower effective annual tax rates are primarily the result of lower average effective state income tax rates, driven by revenue apportionment.

RESULTS OF OPERATIONS — SEGMENT INFORMATION

As discussed in Note 15 of the Notes to Consolidated Financial Statements, we operate four reportable segments: Retail, National Programs, Wholesale Brokerage, and Services Segments. On a segmental basis, increases in amortization, depreciation and interest expenses result from completed acquisitions within a given segment in a particular year. Likewise, other income in each segment primarily reflects net gains on sales of customer accounts and fixed assets. As such, in evaluating the operational efficiency of a segment, management emphasizes the net internal growth rate of core commissions and fees revenue, the gradual improvement of the ratio of total employee compensation and benefits to total revenues, and the gradual improvement of the ratio of other operating expenses to total revenues.

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

The internal growth rates for our core organic commissions and fees for the three years ended December 31, 2014, 2013 and 2012, by Segment, are as follows (in thousands, except percentages):

2014	For the Year Ended December 31,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
	2014	2013
Retail(1)	$779,480	$692,231	$87,249	12.6%	$73,351	$13,898	2.0%
National Programs	367,214	268,160	99,054	36.9%	93,803	5,251	2.0%
Wholesale Brokerage	216,727	195,626	21,101	10.8%	4,032	17,069	8.7%
Services	136,482	131,503	4,979	3.8%	15,599	(10,620)	(8.1)%

Total core commissions and fees	$1,499,903	$1,287,520	$212,383	16.5%	$186,785	$25,598	2.0%

Less Superstorm Sandy	—	(18,275)	18,275	100.0%	—	18,275	100.0%

Total core commissions and fees less Superstorm Sandy	$1,499,903	$1,269,245	$230,658	18.2%	$186,785	$43,873	3.5%

There would be a 3.5% Internal Net Growth rate when excluding the $18.3 million related to Superstorm Sandy within the Colonial Claims business for the first half of 2013.

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Consolidated Statements of Income for the years ended December 31, 2014 and 2013 is as follows (in thousands):

	For the Year Ended December 31,
	2014	2013
Total core commissions and fees	$1,499,903	$1,287,520
Profit-sharing contingent commissions	57,706	51,251
Guaranteed supplemental commissions	9,851	8,275
Divested business	—	8,457

Total commissions and fees	$1,567,460	$1,355,503

2013	For the Year Ended December 31,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
	2013	2012
Retail(1)	$699,571	$611,156	$88,415	14.5%	$79,455	$8,960	1.5%
National Programs	271,772	233,261	38,511	16.5%	7,099	31,412	13.5%
Wholesale Brokerage	193,601	168,151	25,450	15.1%	4,332	21,118	12.6%
Services	131,033	116,247	14,786	12.7%	657	14,129	12.2%

Total core commissions and fees	$1,295,977	$1,128,815	$167,162	14.8%	$91,543	$75,619	6.7%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Consolidated Statements of Income for the years ended December 31, 2013 and 2012 is as follows (in thousands):

	For the Year Ended December 31,
	2013	2012
Total core commissions and fees	$1,295,977	$1,128,815
Profit-sharing contingent commissions	51,251	43,683
Guaranteed supplemental commissions	8,275	9,146
Divested business	—	7,437

Total commissions and fees	$1,355,503	$1,189,081

2012	For the Year Ended December 31,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
	2012	2011
Retail(1)	$618,562	$571,129	$47,433	8.3%	$38,734	$8,699	1.5%
National Programs	233,261	148,841	84,420	56.7%	83,281	1,139	0.8%
Wholesale Brokerage	168,182	155,151	13,031	8.4%	3,598	9,433	6.1%
Services	116,247	64,875	51,372	79.2%	45,783	5,589	8.6%

Total core commissions and fees	$1,136,252	$939,996	$196,256	20.9%	$171,396	$24,860	2.6%

The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Consolidated Statements of Income for the years ended December 31, 2012 and 2011 is as follows (in thousands):

	For the Year Ended December 31,
	2012	2011
Total core commissions and fees	$1,136,252	$939,996
Profit-sharing contingent commissions	43,683	43,198
Guaranteed supplemental commissions	9,146	12,079
Divested business	—	10,689

Total commissions and fees	$1,189,081	$1,005,962

(1)	The Retail Segment figures include commissions and fees reported in the “Other” column of the Segment Information in Note 15 of the Notes to the Consolidated Financial Statements, which includes corporate and consolidation items.

Retail Segment

The Retail Segment provides a broad range of insurance products and services to commercial, public and quasi-public, professional and individual insured customers. Approximately 85.5% of the Retail Segment’s commissions and fees revenue is commission-based. Because most of our other operating expenses do not change as premiums fluctuate, we believe that most of any fluctuation in the commissions, net of related compensation, which we receive will be reflected in our pre-tax income, subject to incremental investments in new producers or other investments to help grow the business.

Financial information relating to Brown & Brown’s Retail Segment is as follows (in thousands, except percentages):

	2014	Percent Change	2013	Percent Change	2012
REVENUES
Core commissions and fees	$780,534	11.4%	$700,767	13.0%	$619,975
Profit-sharing contingent commissions	21,616	23.2%	17,543	36.6%	12,843
Guaranteed supplemental commissions	7,730	12.9%	6,849	(0.6)%	6,890
Investment income	67	(18.3)%	82	(24.1)%	108
Other income, net	(181)	NMF (1)	3,083	(33.2)%	4,613

Total revenues	809,766	11.2%	728,324	13.0%	644,429
EXPENSES
Employee compensation and benefits	408,686	12.5%	363,332	11.3%	326,574
Non-cash stock-based compensation	11,732	29.6%	9,055	59.4%	5,680
Other operating expenses	130,074	14.9%	113,159	14.8%	98,532
Loss on disposal	—	—%	—	—%	—
Amortization	42,270	11.1%	38,052	9.9%	34,639
Depreciation	6,410	9.6%	5,847	12.9%	5,181
Interest	42,918	24.7%	34,407	29.2%	26,641
Change in estimated acquisition earn-out payables	7,147	NMF (1)	(1,844)	NMF (1)	1,968

Total expenses	649,237	15.5%	562,008	12.6%	499,215

Income before income taxes	$160,529	(3.5)%	$166,316	14.5%	$145,214

Net internal growth rate — core organic commissions and fees	2.0%		1.5%		1.5%
Employee compensation and benefits ratio	50.5%		49.9%		50.7%
Other operating expenses ratio	16.1%		15.5%		15.3%
Capital expenditures	$6,844		$6,847		$5,732
Total assets at December 31	$3,190,737		$2,992,087		$2,420,759

(1)	NMF = Not a meaningful figure

The Retail Segment’s total revenues in 2014 increased 11.2%, or $81.4 million, over the same period in 2013, to $809.8 million. Profit-sharing contingent commissions and GSCs in 2014 increased $5.0 million, or 20.3%, over 2013, to $29.3 million, primarily due to improved loss ratios resulting in increased profitability for insurance companies in 2013. The $79.8 million net increase in core commissions and fees revenue resulted from the following factors: (i) an increase of approximately $73.4 million related to core commissions and fees revenue from acquisitions that had no comparable revenues in 2013; (ii) a decrease of $7.5 million related to commissions and fees revenue from business divested during 2013 and 2014; and (iii) the remaining net increase of $13.9 million primarily related to net new business. The Retail Segment’s internal growth rate for core organic commissions and fees revenue was 2.0% for 2014, and was driven by net new customers, increasing insurable exposure units in certain areas of the United States, and was partially offset by continued pressure on property and casualty rates, especially in coastal areas.

Income before income taxes for 2014 decreased 3.5%, or $5.8 million, over the same period in 2013, to $160.5 million. This decrease was primarily due to a higher interest charge of $8.5 million corresponding to capital utilized for acquisitions in 2014 and $9.0 million related to the year-on-year changes in the estimated earn-out payable. The underlying increase was driven by net new business, acquired business and increased profit-sharing contingent commissions and GSCs. Non-cash stock-based compensation increased $2.7 million, or 29.6%, for 2014 over the same period in 2013, as the cost of grants to employees for the purpose of driving performance were realized.

The Retail Segment’s total revenues in 2013 increased 13.0%, or $83.9 million, over the same period in 2012, to $728.3 million. Profit-sharing contingent commissions and GSCs in 2013 increased $4.7 million, or 23.6%, over 2012, to $24.4 million, primarily due to improved loss ratios resulting in increased profitability for insurance companies in 2012. The $80.8 million net increase in core commissions and fees revenue resulted from the following factors: (i) an increase of approximately $79.5 million related to core commissions and fees revenue from acquisitions that had no comparable revenues in 2012; (ii) a decrease of $7.5 million related to commissions and fees revenue recorded in 2012 from business divested during 2013; and (iii) the remaining net increase of $9.0 million primarily related to net new business. The Retail Segment’s internal growth rate for core organic commissions and fees revenue was 1.5% for 2013, and was driven by slightly increasing insurable exposure units in most areas of the United States, and slight increases in general insurance premium rates.

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

National Programs Segment

The Wright Insurance Group acquisition was completed effective May 1, 2014. With the Wright acquisition completed, the National Programs Segment manages over 50 programs with 40 well-capitalized carrier partners. In most cases, the insurance carriers that support the programs have delegated underwriting and, in many instances, claims-handling authority to our programs operations. These programs are generally distributed through nationwide networks of independent agents and Brown & Brown retail agents, and offer targeted products and services designed for specific industries, trade groups, professions, public entities and market niches. The National Programs Segment operations can be grouped into five broad categories: Commercial Programs, Professional Programs, Arrowhead Insurance Group Programs, Public Entity-Related Programs, and the National Flood Program. Like the Retail and Wholesale Brokerage Segments, the National Programs Segment’s revenue is primarily commission-based.

Financial information relating to our National Programs Segment is as follows (in thousands, except percentages):

	2014	Percent Change	2013	Percent Change	2012
REVENUES
Core commissions and fees	$367,214	35.1%	$271,772	16.5%	$233,261
Profit-sharing contingent commissions	20,623	7.0%	19,265	4.7%	18,392
Guaranteed supplemental commissions	21	NMF (1)	(23)	NMF (1)	276
Investment income	164	NMF (1)	19	(5.0)%	20
Other income, net	6,767	NMF (1)	1,097	10.4%	994

Total revenues	394,789	35.1%	292,130	15.5%	252,943
EXPENSES
Employee compensation and benefits	163,522	23.0%	132,948	20.5%	110,362
Non-cash stock-based compensation	754	(83.6)%	4,604	24.2%	3,707
Other operating expenses	76,833	45.0%	53,001	19.8%	44,248
Loss on disposal	—	—%	—	—%	—
Amortization	24,769	69.7%	14,593	4.7%	13,936
Depreciation	7,699	42.6%	5,399	17.4%	4,600
Interest	49,663	NMF (1)	24,014	(6.5)%	25,674
Change in estimated acquisition earn-out payables	314	NMF (1)	(808)	(24.8)%	(1,075)

Total expenses	323,554	38.4%	233,751	16.0%	201,452

Income before income taxes	$71,235	22.0%	$58,379	13.4%	$51,491

Net internal growth rate — core organic commissions and fees	2.0%		13.5%		0.8%
Employee compensation and benefits ratio	41.4%		45.5%		43.6%
Other operating expenses ratio	19.5%		18.1%		17.5%
Capital expenditures	$13,739		$4,473		$9,633
Total assets at December 31	$2,411,839		$1,335,911		$1,183,191

(1)	NMF = Not a meaningful figure

The National Programs Segment’s total revenues in 2014 increased $102.7 million to $394.8 million, a 35.1% increase over 2013. Core commission and fees increased by $95.4 million due to the following factors: (i) an increase of approximately $93.8 million related to core commissions and fees revenue from the Wright and Beecher Carlson acquisitions that had no comparable revenues in 2013; (ii) a decrease of approximately $3.6 million in books of business that were disposed or transferred to other segments; and (iii) the remaining increase of $5.2 million is primarily related to net new business. Profit-sharing contingent commissions and GSCs in 2014 increased $1.4 million over 2013, due primarily to a $0.5 million increase in profit-sharing contingent commissions received by Florida Intracoastal Underwriters, Limited Company (“FIU”), and a $0.8 million increase in profit-sharing contingent commissions received by Proctor Financial, Inc. (“Proctor”). Other income increased by approximately $5.7 million primarily due to the gain recognized on the sale of Industry Consulting Group, Inc. (“ICG”) of $6.0 million.

Income before income taxes for 2014 increased 22.0% or $12.9 million over the same period in 2013, to $71.2 million. The increase in income before taxes was due to net new business growth noted above, revenues and operating profits derived from Wright, the gain on the sale of ICG, and a non-cash stock-based compensation decrease of $3.8 million primarily related to partial SIP grant forfeitures associated to Arrowhead. The $71.2 million increase was partially offset by an increase in the intercompany interest expense charge related to Wright.

The National Programs Segment’s total revenues in 2013 increased $39.2 million to $292.1 million, a 15.5% increase over 2012. Profit-sharing contingent commissions and GSCs in 2013 increased $0.6 million over 2012, due primarily to a $3.7 million increase in profit-sharing contingent commissions received by FIU, which was partially offset by a decrease of $3.5 million at Proctor. The $38.5 million net increase in core commissions and fees resulted from the following factors: (i) an increase of approximately $7.1 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in 2012; and (ii) the remaining net increase of $31.4 million primarily related to net new business. Therefore, the National Programs Segment’s internal growth rate for core organic commissions and fees revenue was 13.5% for 2013. Of the $31.4 million of net new business, $27.7 million related to a net increase in commissions and fees revenue from our Arrowhead operations.

Income before income taxes for 2013 increased 13.4% or $6.9 million, over the same period in 2012, to $58.4 million. This net increase was primarily due to the new automobile aftermarket and the non-standard auto programs at our Arrowhead subsidiary. Even though these programs increased the total operating profit dollars for the Segment, the increase in the ratios of employee compensation and benefits, and other operating expenses as a percentage of total revenues over the prior year. This was due to the fact that these programs operated at a higher cost factor than the average program operated in 2012.

Wholesale Brokerage Segment

The Wholesale Brokerage Segment markets and sells excess and surplus commercial and personal lines insurance, primarily through independent agents and brokers. Like the Retail and National Programs Segments, the Wholesale Brokerage Segment’s revenues are primarily commission-based.

Financial information relating to our Wholesale Brokerage Segment is as follows (in thousands, except percentages):

	2014	Percent Change	2013	Percent Change	2012
REVENUES
Core commissions and fees	$216,727	11.9%	$193,601	15.1%	$168,182
Profit-sharing contingent commissions	15,467	7.1%	14,443	16.0%	12,448
Guaranteed supplemental commissions	2,100	44.9%	1,449	(33.9)%	2,192
Investment income	26	18.2%	22	—%	22
Other income, net	353	(9.9)%	392	(45.6)%	721

Total revenues	234,673	11.8%	209,907	14.4%	183,565
EXPENSES
Employee compensation and benefits	109,951	12.0%	98,144	12.4%	87,293
Non-cash stock-based compensation	2,775	36.1%	2,039	53.5%	1,328
Other operating expenses	38,813	6.1%	36,589	9.3%	33,486
Loss on disposal	47,425	—%	—	—%	—
Amortization	11,729	1.5%	11,550	2.4%	11,280
Depreciation	2,616	(6.4)%	2,794	2.8%	2,718
Interest	1,878	(26.8)%	2,565	(35.5)%	3,974
Change in estimated acquisition earn-out payables	2,862	19.1%	2,404	NMF (1)	131

Total expenses	218,049	39.7%	156,085	11.3%	140,210

Income before income taxes	$16,624	(69.1)%	$53,822	24.1%	$43,355

Net internal growth rate — core organic commissions and fees	8.7%		12.6%		6.1%
Employee compensation and benefits ratio	46.9%		46.8%		47.6%
Other operating expenses ratio	16.5%		17.4%		18.2%
Capital expenditures	$1,949		$1,931		$3,383
Total assets at December 31	$940,461		$927,825		$837,364

(1)	NMF = Not a meaningful figure

The Wholesale Brokerage Segment’s total revenues for 2014 increased 11.8%, or $24.8 million, over the same period in 2013, to $234.7 million. Profit-sharing contingent commissions and GSCs for 2014 increased $1.7 million over the same period of 2013. The $23.1 million net increase in core commissions and fees revenue resulted from the following factors: (i) an increase of approximately $4.0 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2013; (ii) an increase of $2.0 million related to net sold and transferred books of business; and (iii) the remaining net increase of $17.1 million primarily related to net new business. As such, the Wholesale Brokerage Segment’s internal growth rate for core organic commissions and fees revenue was 8.7% for 2014.

Income before income taxes for 2014 decreased 69.1%, or $37.2 million over the same period in 2013. This decrease includes a $47.4 million net loss on the disposal of the Axiom Re business. Effective December 31, 2014, the Company sold certain assets of the Axiom Re business as part of the strategic plan to exit the reinsurance brokerage market. Axiom Re had annual revenues of approximately $6.9 million in 2014. The underlying performance of this segment was driven by new business growth and to a lesser extent an increase in profit sharing contingent commissions.

The Wholesale Brokerage Segment’s total revenues for 2013 increased 14.4%, or $26.3 million, over the same period in 2012, to $209.9 million. Profit-sharing contingent commissions and GSCs for 2013 increased $1.3 million over the same period of 2012. The $25.4 million net increase in core commissions and fees revenue resulted from the following factors: (i) an increase of approximately $4.3 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2012; and (ii) the remaining net increase of $21.1 million primarily related to net new business and continued increases in premium rates on many lines of insurance, but primarily on coastal property. As such, the Wholesale Brokerage Segment’s internal growth rate for core organic commissions and fees revenue was 12.6% for 2013.

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

Unlike our other segments, nearly all of the Services Segment’s 2014 commissions and fees revenue was generated from fees, which are not significantly affected by fluctuations in general insurance premiums.

Financial information relating to our Services Segment is as follows (in thousands, except percentages):

	2014	Percent Change	2013	Percent Change	2012
REVENUES
Core commissions and fees	$136,482	4.2%	$131,033	12.7%	$116,247
Profit-sharing contingent commissions	—	—%	—	—%	—
Guaranteed supplemental commissions	—	—%	—	—%	—
Investment income	3	NMF (1)	1	—%	1
Other income, net	74	(83.7)%	455	(6.8)%	488

Total revenues	136,559	3.9%	131,489	12.6%	116,736
EXPENSES
Employee compensation and benefits	73,590	17.0%	62,908	6.2%	59,235
Non-cash stock-based compensation	(72)	NMF (1)	755	26.5%	597
Other operating expenses	31,877	14.3%	27,885	6.5%	26,180
Loss on disposal	—	—%	—	—%	—
Amortization	4,134	11.8%	3,698	0.5%	3,680
Depreciation	2,213	36.4%	1,623	27.0%	1,278
Interest	7,678	4.9%	7,321	(14.9)%	8,602
Change in estimated acquisition earn-out payables	(385)	NMF (1)	2,781	NMF (1)	394

Total expenses	119,035	11.3%	106,971	7.0%	99,966

Income before income taxes	$17,524	(28.5)%	$24,518	46.2%	$16,770

Net internal growth rate — core organic commissions and fees	(8.1)%		12.2%		8.6%
Employee compensation and benefits ratio	53.9%		47.8%		50.7%
Other operating expenses ratio	23.3%		21.2%		22.4%
Capital expenditures	$1,210		$1,811		$2,519
Total assets at December 31	$296,034		$277,652		$238,430

(1)	NMF = Not a meaningful figure

The Services Segment’s total revenues for 2014 increased 3.9%, or $5.1 million, over 2013, to $136.6 million. The $5.4 million net increase in core commissions and fees revenue consisted of the following: (i) an increase of approximately $15.6 million related to the core commissions and fees revenue from the acquisition of ICA, Inc. business, that had no comparable revenues in the same period of 2013; (ii) net new business of $7.7, (iii) offset by a reduction of $18.3 million due to the significant flood claims processed in 2013 resulting from Superstorm Sandy in 2012 with no comparable storm in 2013 and (iv) $0.4 million of net sold books of business. As such, the Services Segment’s internal growth rate for core organic commissions and fees revenue was (8.1)% for 2014 and excluding the impact of Superstorm Sandy internal growth would be 6.8% in 2014.

Income before income taxes in 2014 decreased 28.5%, or $7.0 million, over 2013, to $17.5 million, primarily due to the reduction in Superstorm Sandy related revenues and corresponding operating profit partially offset by the increase associated with net new and acquired business.

The Services Segment’s total revenues for 2013 increased 12.6%, or $14.8 million, over 2012, to $131.5 million. Of the $14.8 million net increase in core commissions and fees revenue: (i) an increase of approximately $0.7 million related to the core commissions and fees revenue from the TPA business acquired as part of the Arrowhead acquisition, that had no comparable revenues in the same period of 2012; and (ii) net new business of $14.1 million, of which $13.0 million was due to our Colonial Claims operation and the impact of the significant flood claims resulting from the 2012 Superstorm Sandy. As such, the Services Segment’s internal growth rate for core organic commissions and fees revenue was 12.2% for 2013.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents of $470.0 million at December 31, 2014 reflected an increase of $267.1 million from the $203.0 million balance at December 31, 2013. During 2014, $385.0 million of cash was generated from operating activities. During this period, $696.5 million of cash was used for acquisitions, $9.5 million was used for acquisition earn-out payments, $24.9 million was used for additions to fixed assets, $59.3 million was used for payment of dividends, and $718.0 million was provided from proceeds received on net new long-term debt.

We hold approximately $12.4 million in cash outside of the U.S. for which we have no plans to repatriate in the near future.

On May 1, 2014, we completed the acquisition of Wright for a total cash purchase price of $609.2 million, subject to certain adjustments. We financed the acquisition through various modified and new credit facilities.

Our cash and cash equivalents of $203.0 million at December 31, 2013 reflected a decrease of $16.9 million from the $219.8 million balance at December 31, 2012. During 2013, $389.4 million of cash was generated from operating activities. During this period, $367.7 million of cash was used for acquisitions, $15.5 million was used for acquisition earn-out payments, $16.4 million was used for additions to fixed assets, $53.5 million was used for payment of dividends, and $30.0 million was provided from proceeds received on new long-term debt.

On July 1, 2013, we completed the acquisition of Beecher Carlson for a total cash purchase price of $364.2 million, subject to certain adjustments. We financed the acquisition through various modified and new credit facilities.

Our cash and cash equivalents of $219.8 million at December 31, 2012 reflected a decrease of $66.5 million from the $286.3 million balance at December 31, 2011. During 2012, $220.3 million of cash was generated from operating activities. During this period, $425.1 million of cash was used for acquisitions, $13.5 million was used for acquisition earn-out payments, $24.0 million was used for additions to fixed assets, $49.5 million was used for payment of dividends, and $200.0 million was provided from proceeds received on new long-term debt.

On January 9, 2012, we completed the acquisition of Arrowhead for a total cash purchase price of $397.0 million, subject to certain adjustments and potential earn-out payments of up to $5 million in the aggregate following the third anniversary of the acquisition’s closing date. We financed the acquisition through various modified and new credit facilities.

Our ratio of current assets to current liabilities (the “current ratio”) was 1.24 and 1.02 at December 31, 2014 and 2013, respectively.

Contractual Cash Obligations

As of December 31, 2014, our contractual cash obligations were as follows:

(in thousands)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$1,200,000	$45,625	$128,125	$526,250	$500,000
Other liabilities	50,423	20,471	13,520	2,047	14,385
Operating leases	182,937	38,458	65,949	41,623	36,907
Interest obligations	263,221	37,286	70,994	56,066	98,875
Unrecognized tax benefits	113	—	113	—	—
Maximum future acquisition contingency payments	130,653	57,390	70,801	2,462	—

Total contractual cash obligations	$1,827,347	$199,230	$349,502	$628,448	$650,167

Debt

On April 17, 2014, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A. as administrative agent and certain other banks as co-syndication agents and co-documentation agents (the “Credit Agreement”). The Credit Agreement in the amount of $1,350.0 million provides for an unsecured revolving credit facility (the “Credit Facility”) in the initial amount of $800.0 million and unsecured term loans in the initial amount of $550.0 million, either or both of which may, subject to lenders’ discretion, potentially be increased by up to $500.0 million. The Credit Facility was funded on May 20, 2014 in conjunction with the closing of the Wright acquisition, with the $550.0 million term loan being funded as well as a drawdown of $375.0 million on the revolving loan facility. Use of these proceeds were to retire existing term loan debt including the JPM Term Loan Agreement, SunTrust Term Loan Agreement and Bank of America Term Loan Agreement in total of $230.0 million (as described above) and to facilitate the closing of the Wright acquisition as well as other acquisitions. The Credit Facility terminates on May 20, 2019, but either or both of the revolving credit facility and the term loans may be extended for two additional one-year periods at the Company’s request and at the discretion of the respective lenders. Interest and facility fees in respect to the Credit Facility are based on the better of the Company’s net debt leverage ratio or a non-credit enhanced senior unsecured long-term debt rating. Based on the Company’s net debt leverage ratio, the rates of interest charged on the term loan and revolving loan are 1.375% and 1.175% respectively in 2014 and above the adjusted LIBOR rate for outstanding amounts drawn. There are fees included in the facility which include a facility fee based on the revolving credit commitments of the lenders (whether used or unused) at a rate of 0.20% and letter of credit fees based on the amounts of outstanding secured or unsecured letters of credit. The Credit Facility includes various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers. As of December 31, 2014, there was an outstanding debt balance issued under the provisions of the Credit Facility in total of $550.0 million with no proceeds outstanding relative to the revolving loan.

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

On September 18, 2014, the Company issued $500.0 million of 4.200% unsecured senior notes due in 2024. The senior notes were assigned investment grade ratings of BBB-/Baa3 with a stable outlook. The notes are subject to certain covenant restrictions and regulations which are customary for credit rated obligations. At the time of funding, the proceeds were offered at a discount of the original note amount which also excluded an underwriting fee discount. The net proceeds received from the issuance were used to repay the outstanding balance of $475.0 million on the revolving Credit Facility and other general corporate purposes.

Neither we nor our subsidiaries have ever incurred off-balance sheet obligations through the use of, or investment in, off-balance sheet derivative financial instruments or structured finance or special purpose entities organized as corporations, partnerships or limited liability companies or trusts.

We believe that our existing cash, cash equivalents, short-term investment portfolio and funds generated from operations, together with our available funding under our various debt facilities, will be sufficient to satisfy our liquidity needs through at least the end of 2015 including the required principal payments on our long-term debt.

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

Our invested assets are held as cash and cash equivalents, restricted cash and investments, available-for-sale equity securities, equity securities and certificates of deposit. These investments are subject to interest rate risk and equity price risk. The fair values of our cash and cash equivalents, restricted cash and investments, and certificates of deposit at December 31, 2014 and 2013 approximated their respective carrying values due to their short-term duration and, therefore, such market risk is not considered to be material.

We do not actively invest or trade in equity securities.

ITEM 8.	Financial Statements and Supplementary Data.

BROWN & BROWN, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in thousands, except per share data)	2014	2013	2012
REVENUES
Commissions and fees	$1,567,460	$1,355,503	$1,189,081
Investment income	747	638	797
Other income, net	7,589	7,138	10,154

Total revenues	1,575,796	1,363,279	1,200,032

EXPENSES
Employee compensation and benefits	791,749	683,000	608,506
Non-cash stock-based compensation	19,363	22,603	15,865
Other operating expenses	235,328	195,677	174,389
Loss on disposal	47,425	—	—
Amortization	82,941	67,932	63,573
Depreciation	20,895	17,485	15,373
Interest	28,408	16,440	16,097
Change in estimated acquisition earn-out payables	9,938	2,533	1,418

Total expenses	1,236,047	1,005,670	895,221

Income before income taxes	339,749	357,609	304,811
Income taxes	132,853	140,497	120,766

Net income	$206,896	$217,112	$184,045

Net income per share:
Basic	$1.43	$1.50	$1.28

Diluted	$1.41	$1.48	$1.26

Weighted average number of shares outstanding:
Basic	140,944	141,033	139,364

Diluted	142,891	142,624	142,010

Dividends declared per share	$0.41	$0.37	$0.35

See accompanying notes to consolidated financial statements.

BROWN & BROWN, INC.

CONSOLIDATED BALANCE SHEETS

	At December 31,
(in thousands, except per share data)	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$470,048	$202,952
Restricted cash and investments	259,769	250,009
Short-term investments	11,157	10,624
Premiums, commissions and fees receivable	424,547	395,915
Reinsurance recoverable	13,028	—
Prepaid reinsurance premiums	320,586	—
Deferred income taxes	25,431	29,276
Other current assets	45,542	39,260

Total current assets	1,570,108	928,036
Fixed assets, net	84,668	74,733
Goodwill	2,460,611	2,006,173
Amortizable intangible assets, net	784,642	618,888
Investments	19,862	16
Other assets	36,567	21,662

Total assets	$4,956,458	$3,649,508

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Premiums payable to insurance companies	$568,184	$534,360
Losses and loss adjustment reserve	13,028	—
Unearned premiums	320,586	—
Premium deposits and credits due customers	83,313	80,959
Accounts payable	57,261	34,158
Accrued expenses and other liabilities	181,156	157,400
Current portion of long-term debt	45,625	100,000

Total current liabilities	1,269,153	906,877
Long-term debt	1,152,846	380,000
Deferred income taxes, net	341,497	291,704
Other liabilities	79,217	63,786
Commitments and contingencies (Note 13)
Shareholders’ Equity:
Common stock, par value $0.10 per share; authorized 280,000 shares; issued 145,871 and outstanding 143,486 at 2014; and issued and outstanding 145,419 at 2013	14,587	14,542
Additional paid-in capital	405,982	371,960
Treasury stock, at cost 2,385 and 0 shares at 2014 and 2013, respectively	(75,025)	—
Retained earnings	1,768,201	1,620,639

Total shareholders’ equity	2,113,745	2,007,141

Total liabilities and shareholders’ equity	$4,956,458	$3,649,508

See accompanying notes to consolidated financial statements.

BROWN & BROWN, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
(in thousands, except per share data)	Shares	Par Value
Balance at January 1, 2012	143,352	$14,335	$307,059	$—	$1,322,562	$7	$1,643,963

Net income and comprehensive income					184,045		184,045
Net unrealized holding gain on available-for-sale securities						(7)	(7)
Common stock issued for employee stock benefit plans	501	50	19,549				19,599
Income tax benefit from exercise of stock benefit plans			8,659				8,659
Common stock issued to directors	25	3	605				608
Cash dividends paid ($0.35 per share)					(49,534)		(49,534)

Balance at December 31, 2012	143,878	14,388	335,872	—	1,457,073	—	1,807,333

Net income					217,112		217,112
Common stock issued for employee stock benefit plans	1,541	154	33,730				33,884
Income tax benefit from exercise of stock benefit plans			2,358				2,358
Cash dividends paid ($0.37 per share)					(53,546)		(53,546)

Balance at December 31, 2013	145,419	14,542	371,960	—	1,620,639	—	2,007,141

Net income					206,896		206,896
Common stock issued for employee stock benefit plans	442	44	30,405				30,449
Purchase of treasury stock				(75,025)			(75,025)
Income tax benefit from exercise of stock benefit plans			3,298				3,298
Common stock issued to directors	10	1	319				320
Cash dividends paid ($0.41 per share)					(59,334)		(59,334)

Balance at December 31, 2014	145,871	$14,587	$405,982	$(75,025)	$1,768,201	$—	$2,113,745

See accompanying notes to consolidated financial statements.

BROWN & BROWN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2014	2013	2012
Cash flows from operating activities:
Net income	$206,896	$217,112	$184,045
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	82,941	67,932	63,573
Depreciation	20,895	17,485	15,373
Non-cash stock-based compensation	19,363	22,603	15,865
Change in estimated acquisition earn-out payables	9,938	2,533	1,418
Deferred income taxes	7,369	32,247	32,723
Amortization of debt discount	46	—	—
Income tax benefit from exercise of shares from the stock benefit plans	(3,298)	(2,358)	(8,659)
Loss(gain) on sales of investments, fixed assets and customer accounts	42,465	(2,806)	(4,105)
Payments on acquisition earn-outs in excess of original estimated payables	(2,539)	(2,788)	(4,086)
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Restricted cash and investments (increase)	(9,760)	(85,445)	(34,029)
Premiums, commissions and fees receivable (increase)	(11,160)	(40,729)	(11,312)
Reinsurance recoverable decrease	12,210	—	—
Prepaid reinsurance premiums (increase)	(31,573)	—	—
Other assets (increase) decrease	(12,564)	(2,583)	2,145
Premiums payable to insurance companies increase (decrease)	8,164	61,624	(4,651)
Premium deposits and credits due customers increase	2,323	41,049	2,506
Losses and loss adjustment reserve (decrease)	(12,210)	—	—
Unearned premiums increase	31,573	—	—
Accounts payable increase	36,949	5,180	36,505
Accrued expenses and other liabilities increase (decrease)	11,718	70,872	(43,059)
Other liabilities (decrease)	(24,727)	(12,554)	(23,937)

Net cash provided by operating activities	385,019	389,374	220,315

Cash flows from investing activities:
Additions to fixed assets	(24,923)	(16,366)	(24,028)
Payments for businesses acquired, net of cash acquired	(696,486)	(367,712)	(425,054)
Proceeds from sales of fixed assets and customer accounts	13,631	5,886	14,095
Purchases of investments	(17,813)	(18,102)	(11,167)
Proceeds from sales of investments	18,278	15,662	10,654

Net cash used in investing activities	(707,313)	(380,632)	(435,500)

Cash flows from financing activities:
Payments on acquisition earn-outs	(9,530)	(15,491)	(13,539)
Proceeds from long-term debt	1,048,425	30,000	200,000
Payments on long-term debt	(330,000)	(93)	(1,227)
Borrowings on revolving credit facilities	475,000	31,863	100,000
Payments on revolving credit facilities	(475,000)	(31,863)	(100,000)
Income tax benefit from exercise of shares from the stock benefit plans	3,298	2,358	8,659
Issuances of common stock for employee stock benefit plans	14,808	12,445	13,305
Repurchase of stock benefit plan shares for employees to fund tax withholdings	(3,252)	(1,284)	(8,963)
Purchase of treasury stock	(75,025)	—	—
Cash dividends paid	(59,334)	(53,546)	(49,534)

Net cash provided by (used in) financing activities	589,390	(25,611)	148,701

Net increase (decrease) in cash and cash equivalents	267,096	(16,869)	(66,484)
Cash and cash equivalents at beginning of year	202,952	219,821	286,305

Cash and cash equivalents at end of year	$470,048	$202,952	$219,821

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE 1 Summary of Significant Accounting Policies

Nature of Operations

Brown & Brown, Inc., a Florida corporation, and its subsidiaries (collectively, “Brown & Brown” or the “Company”) is a diversified insurance agency, wholesale brokerage, insurance programs and services organization that markets and sells to its customers insurance products and services, primarily in the property and casualty area. Brown & Brown’s business is divided into four reportable segments: the Retail Segment, which provides a broad range of insurance products and services to commercial, public entity, professional and individual customers; the National Programs Segment, acting as a managing general agent (“MGA”), provides professional liability and related package products for certain professionals, flood coverage, targeted products and services designated for specific industries, trade groups, governmental entities and market niches all of which are delivered through nationwide networks of independent agents, and markets; the Wholesale Brokerage Segment, which markets and sells excess and surplus commercial insurance, primarily through independent agents and brokers; and the Services Segment, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside services, Social Security disability and Medicare benefits advocacy services, and catastrophe claims adjusting services. In addition, as the result of our acquisition of the stock of The Wright Insurance Group, LLC (“Wright”), in May 2014, we own a flood insurance carrier, Wright National Flood Insurance Company (“WNFIC”), that is a Wright subsidiary. This carrier’s business consists of policies written pursuant to the National Flood Insurance Program (“NFIP”), the program administered by the Federal Emergency Management Agency (“FEMA”) and several excess flood insurance policies which are fully reinsured.

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”) which changes the criteria for reporting discontinued operations and enhances disclosures in this area. Under the new guidance, the disposal of a component or group of components of an entity should be reported as a discontinued operation if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. Disposals of equity method investments, or those reported as held-for-sale, must be presented as a discontinued operation if they meet the new definition. The standard is effective prospectively for all disposals of components (or classification of components as held-for-sale) of an entity that occur within interim and annual periods beginning on or after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications of components as held-for-sale) that have not been reported in financial statements previously issued. Brown & Brown has elected to early adopt this pronouncement and has reported a loss on disposal of $47.4 as a result of the sale of Axiom Re, effective December 31, 2014, in accordance with this pronouncement.

In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company beginning January 1, 2017 and, at that time the Company may adopt the new standard under the full retrospective approach or the modified retrospective approach. Early adoption is not permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s Consolidated Financial Statements.

In August 2014, FASB issued ASU 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” (“ASU 2014-15”), which addresses management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for fiscal years beginning after December 15, 2016 and for interim periods within those fiscal years, with early adoption permitted. The Company does not expect to early adopt this guidance and it believes the adoption of this guidance will not have a material impact on the Consolidated Financial Statements.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of Brown & Brown, Inc. and its subsidiaries. All significant intercompany account balances and transactions have been eliminated in the Consolidated Financial Statements.

Revenue Recognition

Commission revenues are recognized as of the effective date of the insurance policy or the date on which the policy premium is processed into our systems, whichever is later. Commission revenues related to installment billings are recognized on the later of effective or invoiced, with the exception of our Arrowhead business which follows a policy of recognizing on the later of effective or processed into our systems regardless of the billing arrangement. Management determines the policy cancellation reserve based upon historical cancellation experience adjusted in accordance with known circumstances. Subsequent commission adjustments are recognized upon our receipt of notification from insurance companies concerning matters necessitating such adjustments. Profit-sharing contingent commissions are recognized when determinable, which is when such commissions are received from insurance companies, or when we receive formal notification of the amount of such payments. Fee revenues and commissions for workers’ compensation programs are recognized as services are rendered.

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

Restricted Cash and Investments, and Premiums, Commissions and Fees Receivable

In its capacity as an insurance agent or broker, Brown & Brown typically collects premiums from insureds and, after deducting its authorized commissions, remits the net premiums to the appropriate insurance company or companies. Accordingly, as reported in the Consolidated Balance Sheets, “premiums” are receivable from insureds. Unremitted net insurance premiums are held in a fiduciary capacity until Brown & Brown disburses them. Brown & Brown invests these unremitted funds only in cash, money market accounts, tax-free variable-rate demand bonds and commercial paper held for a short term. In certain states in which Brown & Brown operates, the use and investment alternatives for these funds are regulated and restricted by various state laws and agencies. These restricted funds are reported as restricted cash and investments on the Consolidated Balance Sheets. The interest income earned on these unremitted funds, where allowed by state law, is reported as investment income in the Consolidated Statements of Income.

In other circumstances, the insurance companies collect the premiums directly from the insureds and remit the applicable commissions to Brown & Brown. Accordingly, as reported in the Consolidated Balance Sheets, “commissions” are receivables from insurance companies. “Fees” are primarily receivables due from customers.

Investments

Certificates of deposit, and other securities, having maturities of more than three months when purchased are reported at cost and are adjusted for other-than-temporary market value declines. During 2014 additional investments were included with the acquisition of Wright. These investments include U.S. Government, Municipal, domestic corporate and foreign corporate bonds as well as short-duration fixed income funds. Investments within the portfolio or funds are held as available for sale and are carried at their fair value. Any gain/loss applicable from the fair value change is recorded as other comprehensive income under the equity section of the consolidated balance sheet. Gains or losses recognized in earnings from the investments are included in investment income in the consolidated statements of income.

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

Goodwill and Amortizable Intangible Assets

All of our business combinations initiated after June 30, 2001 are accounted for using the purchase method. Acquisition purchase prices are typically based on a multiple of average annual operating profit earned over a one-to three-year period within a minimum and maximum price range. The recorded purchase prices for all acquisitions consummated after January 1, 2009 include an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations are recorded in the Consolidated Statement of Income when incurred.

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

The excess of the purchase price of an acquisition over the fair value of the identifiable tangible and amortizable intangible assets is assigned to goodwill. While goodwill is not amortizable, it is subject to assessment at least annually, and more frequently in the presence of certain circumstances, for impairment by application of a fair value-based test. The Company compares the fair value of each reporting unit with its carrying amount to determine if there is potential impairment of goodwill. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. Fair value is estimated based on multiples of earnings before interest, income taxes, depreciation, amortization and change in estimated acquisition earn-out payables (“EBITDAC”), or on a discounted cash flow basis. Brown & Brown completed its most recent annual assessment as of November 30, 2014 and determined that the fair value of goodwill exceeded the carrying value of such assets. In addition, as of December 31, 2014, there are no accumulated impairment losses.

The carrying value of amortizable intangible assets attributable to each business or asset group comprising Brown & Brown is periodically reviewed by management to determine if there are events or changes in circumstances that would indicate that its carrying amount may not be recoverable. Accordingly, if there are any such changes in circumstances during the year, Brown & Brown assesses the carrying value of its amortizable intangible assets by considering the estimated future undiscounted cash flows generated by the corresponding business or asset group. Any impairment identified through this assessment may require that the carrying value of related amortizable intangible assets be adjusted. There were no impairments recorded for the years ended December 31, 2014, 2013 and 2012.

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

Net Income Per Share

Effective in 2009, the Company adopted the FASB authoritative guidance that states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share (“EPS”) pursuant to the two-class method. The two-class method determines EPS for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. Performance stock shares granted to employees under the Company’s Performance Stock Plan and under the Company’s Stock Incentive Plan are considered participating securities as they receive non-forfeitable dividend equivalents at the same rate as common stock.

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

(in thousands, except per share data)	2014	2013	2012
Net income	$206,896	$217,112	$184,045
Net income attributable to unvested awarded performance stock	(5,186)	(5,446)	(5,313)

Net income attributable to common shares	$201,710	$211,666	$178,732

Weighted average basic number of common shares outstanding	144,568	144,662	143,507
Less unvested awarded performance stock included in weighted average basic share outstanding	(3,624)	(3,629)	(4,143)

Weighted average number of common shares outstanding for basic earnings per common share	140,944	141,033	139,364
Dilutive effect of stock options	1,947	1,591	2,646

Weighted average number of shares outstanding	142,891	142,624	142,010

Net income per share:
Basic	$1.43	$1.50	$1.28

Diluted	$1.41	$1.48	$1.26

Fair Value of Financial Instruments

The carrying amounts of Brown & Brown’s financial assets and liabilities, including cash and cash equivalents; restricted cash and short-term investments; investments; premiums, commissions and fees receivable; reinsurance recoverable; prepaid reinsurance premiums; premiums payable to insurance companies; losses and loss adjustment reserve; unearned premium; premium deposits and credits due customers and accounts payable, at December 31, 2014 and 2013, approximate fair value because of the short-term maturity of these instruments. The carrying amount of Brown & Brown’s long-term debt approximates fair value at December 31, 2014 and 2013 as our fixed-rate borrowings of $650.0 million approximate their values using market quotes of notes with the similar terms as ours, which we deem a close approximation of current market rates. Of the $650.0 million, $25.0 million is related to short-term notes which approximates its carrying value due to its proximity to maturity. The estimated fair value of the $550.0 million term loan under our J.P. Morgan Credit Facility approximates the carrying value due to the variable interest rate based on adjusted LIBOR. See note 2 to our consolidated financial statements for the fair values related to the establishment of intangible assets and the establishment and adjustment of earn-out payables. See note 5 for information on the fair value of investments and note 8 for information on the fair value of long-term debt.

Stock-Based Compensation

The Company granted stock options and grants non-vested stock awards to its employees, officers and directors. The Company uses the modified-prospective method to account for share-based payments. Under the modified-prospective method, compensation cost is recognized for all share-based payments granted on or after January 1, 2006 and for all awards granted to employees prior to January 1, 2006 that remained unvested on that date. The Company uses the alternative-transition method to account for the income tax effects of payments made related to stock-based compensation.

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

Financial Reporting Related to Insurance Company Operations

Reinsurance

The Company protects itself from claims related losses by reinsuring all claims related risk exposure. The only line of insurance the Company underwrites is flood insurance associated with Wright. However, all exposure is reinsured with FEMA for basic admitted policies conforming to the National Flood Insurance Program. For excess flood insurance policies, all exposure is reinsured with a reinsurance carrier with an AM Best Company rating of “A” or better. Reinsurance does not legally discharge the ceding insurer from the primary liability for the full amount due under the reinsured policies. Reinsurance premiums, commissions, expense reimbursement and related reserves related to ceded business are accounted for on a basis consistent with the accounting for the original policies issued and the terms of reinsurance contracts. Premiums earned and losses and loss adjustment expenses incurred are reported net of reinsurance amounts. Other underwriting expenses are shown net of earned ceding commission income. The liabilities for unpaid losses and loss adjustment expenses and unearned premiums are reported gross of ceded reinsurance recoverable.

Balances due from reinsurers on unpaid losses and loss adjustment expenses, including an estimate of such recoverables related to reserves for incurred but not reported (“IBNR”) losses, are reported as assets and are included in reinsurance recoverable even though amounts due on unpaid loss and loss adjustment expense are not recoverable from the reinsurer until such losses are paid. The Company does not believe it is exposed to any material credit risk through its reinsurance as the reinsurer is FEMA for basic admitted flood policies and a national reinsurance carrier for excess flood policies, which has an AM Best Company rating of “A” or better. Historically, no amounts due from reinsurance carriers have been written off as uncollectible.

Unpaid Losses and Loss Adjustment Reserve

Unpaid losses and loss adjustment reserve include amounts determined on individual claims and other estimates based on the past experience of WNFIC and the policyholders for IBNR claims, less anticipated salvage and subrogation recoverable. The methods of making such estimates and for establishing the resulting reserves are continually reviewed and updated, and any adjustments resulting therefrom are reflected in operations currently.

WNFIC engages the services of outside actuarial consulting firms (the “Actuaries”) to assist on an annual basis to render an opinion on the sufficiency of the Company’s estimates for unpaid losses and related loss adjustment reserve. The Actuaries utilize both industry experience and the Company’s own experience to develop estimates of those amounts as of year-end. These estimated liabilities are subject to the impact of future changes in claim severity, frequency and other factors. In spite of the variability inherent in such estimates, management believes that the liabilities for unpaid losses and related loss adjustment reserve is adequate.

Premiums

Premiums are recognized as income over the coverage period of the related policies. Unearned premiums represent the portion of premiums written that relate to the unexpired terms of the policies in force and are determined on a daily pro rata basis. The income is recorded to the commissions and fees line of the income statement.

NOTE 2 Business Combinations

Acquisitions in 2014

During the year ended December 31, 2014, Brown & Brown acquired the assets and assumed certain liabilities of nine insurance intermediaries, all of the stock of one insurance intermediary that owns an insurance carrier and several books of business (customer accounts). Additionally, miscellaneous adjustments were recorded to the purchase price allocation of certain prior acquisitions completed within the last twelve months as permitted by ASC Topic 805 — Business Combinations (“ASC 805”). All of these acquisitions were acquired primarily to expand Brown & Brown’s core business and to attract and hire high-quality individuals. The recorded purchase price for all acquisitions consummated after January 1, 2009 included an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations will be recorded in the Consolidated Statement of Income when incurred.

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

Based on the acquisition date and the complexity of the underlying valuation work, certain amounts included in the Company’s Consolidated Financial Statements may be provisional and thus subject to further adjustments within the permitted measurement period, as defined in ASC 805. For the year ended December 31, 2014, several adjustments were made within the permitted measurement period that resulted in a decrease in the aggregate purchase price of the affected acquisitions of $26,000 relating to the assumption of certain liabilities.

Cash paid for acquisitions were $721.9 million and $408.1 million in the year ended December 31, 2014 and 2013, respectively. We completed 10 acquisitions (excluding book of business purchases) in the year ended December 31, 2014, with the largest being Wright, which was effective May 1, 2014 and cash paid totaled $609.2 million. We completed 9 acquisitions (excluding book of business purchases) in the twelve-month period ended December 31, 2013, with the largest being Beecher Carlson Holdings, Inc. which was effective July 1, 2013 and cash paid totaled to $364.2 million.

The following table summarizes the purchase price allocation made as of the date of each acquisition for current year acquisitions and adjustment made during the measurement period for prior year acquisitions:

(in thousands)

Name	Business Segment	2014 Date of Acquisition	Cash Paid	Other Payable	Recorded Earn-out Payable	Net Assets Acquired	Maximum Potential Earn-out Payable
The Wright Insurance Group, LLC	National Programs	May 1	$609,183	$1,471	$—	$610,654	$—
Pacific Resources Benefits Advisors, LLC (“PacRes”)	Retail	May 1	90,000	—	27,452	117,452	35,000
Axia Strategies, Inc (“Axia”)	Wholesale Brokerage	May 1	9,870	—	1,824	11,694	5,200
Other	Various	Various	12,798	433	3,953	17,184	9,262

Total			$721,851	$1,904	$33,229	$756,984	$49,462

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition:

(in thousands)	Wright	PacRes	Axia	Other	Total
Cash	$25,365	$—	$—	$—	$25,365
Other current assets	16,474	3,647	101	742	20,964
Fixed assets	7,172	53	24	1,724	8,973
Reinsurance recoverable	25,238	—	—	—	25,238
Prepaid reinsurance premiums	289,013	—	—	—	289,013
Goodwill	420,209	76,023	7,276	10,417	513,925
Purchased customer accounts	213,677	38,111	4,252	4,384	260,424
Non-compete agreements	966	21	41	166	1,194
Other assets	20,045	—	—	—	20,045

Total assets acquired	1,018,159	117,855	11,694	17,433	1,165,141

Other current liabilities	(14,322)	(403)	—	(249)	(14,974)
Losses and loss adjustment reserve	(25,238)	—	—	—	(25,238)
Unearned premiums	(289,013)	—	—	—	(289,013)
Deferred income taxes, net	(46,566)	—	—	—	(46,566)
Other liabilities	(32,366)	—	—	—	(32,366)

Total liabilities assumed	(407,505)	(403)	—	(249)	(408,157)

Net assets acquired	$610,654	$117,452	$11,694	$17,184	$756,984

The weighted average useful lives for the acquired amortizable intangible assets are as follows: purchased customer accounts, 15.0 years; and non-compete agreements, 3.4 years.

Goodwill of $513,925,000 was allocated to the Retail, National Programs, Wholesale Brokerage and Services Segments in the amounts of $86,454,000, $420,037,000, $7,673,000 and ($239,000), respectively. Of the total goodwill of $513,925,000, $141,887,000 is currently deductible for income tax purposes and $338,809,000 is non-deductible. The remaining $33,229,000 relates to the recorded earn-out payables and will not be deductible until it is earned and paid.

The results of operations for the acquisitions completed during 2014 have been combined with those of the Company since the acquisition date. The total revenues and loss before income taxes, including the intercompany cost of capital charge, from the acquisitions completed through December 31, 2014, included in the Consolidated Statement of Income for the year ended December 31, 2014, were $112,247,000 and $(1,307,000), respectively. If the acquisitions had occurred as of the beginning of the respective periods, the Company’s results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

(UNAUDITED)	For the Year Ended December 31,
(in thousands, except per share data)	2014	2013
Total revenues	$1,630,162	$1,520,858
Income before income taxes	$358,229	$409,522
Net income	$218,150	$248,628
Net income per share:
Basic	$1.51	$1.72
Diluted	$1.49	$1.70
Weighted average number of shares outstanding:
Basic	140,944	141,033
Diluted	142,891	142,624

Acquisitions in 2013

During 2013, Brown & Brown acquired the assets and assumed certain liabilities of eight insurance intermediaries, all of the stock of one insurance intermediary and a book of business (customer accounts). The aggregate purchase price of these acquisitions was $519,794,000, including $408,072,000 of cash payments, the issuance of $552,000 in other payables, the assumption of $106,079,000 of liabilities and $5,091,000 of recorded earn-out payables. All of these acquisitions were acquired primarily to expand Brown & Brown’s core businesses and to attract high-quality personnel. Acquisition purchase prices are typically based on a multiple of average annual operating profit earned over a one-to three-year period within a minimum and maximum price range. The recorded purchase price for all acquisitions consummated after January 1, 2009 included an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations will be recorded in the Consolidated Statement of Income when incurred.

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

Goodwill of $295,944,000 was allocated to the Retail, National Programs, Wholesale Brokerage and Services Segments in the amounts of $257,196,000, $27,091,000, ($812,000) and $12,469,000, respectively. Of the total goodwill of $295,944,000, $41,663,000 is currently deductible for income tax purposes and $249,190,000 is non-deductible. The remaining $5,091,000 relates to the recorded earn-out payables and will not be deductible until it is earned and paid.

The results of operations for the acquisitions completed during 2013 have been combined with those of the Company since their respective acquisition dates. The total revenues and income before income taxes from the acquisitions completed through December 31, 2013, included in the Consolidated Statement of Income for the year ended December 31, 2013, were $63,797,000 and $872,000, respectively. If the acquisitions had occurred as of the beginning of the period, the Company’s results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

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

Goodwill of $390,640,000, was allocated to the Retail, National Programs, Wholesale Brokerage and Services Segments in the amounts of $57,856,000, $289,378,000, $11,656,000 and $31,750,000, respectively. Of the total goodwill of $390,640,000, $52,730,000 is currently deductible for income tax purposes and $316,431,000 is non-deductible. The remaining $21,479,000 relates to the recorded earn-out payables and will not be deductible until it is earned and paid.

The results of operations for the acquisitions completed during 2012 have been combined with those of the Company since their respective acquisition dates. The total revenues and income before income taxes from the acquisitions completed through December 31, 2012, included in the Consolidated Statement of Income for the year ended December 31, 2012, were $129,472,000 and $898,000, respectively. If the acquisitions had occurred as of the beginning of the period, the Company’s results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

(UNAUDITED)	For the Year Ended December 31,
(in thousands, except per share data)	2012	2011
Total revenues	$1,230,408	$1,163,341
Income before income taxes	$315,051	$313,706
Net income	$190,228	$190,174
Net income per share:
Basic	$1.33	$1.33
Diluted	$1.30	$1.31
Weighted average number of shares outstanding:
Basic	139,364	138,582
Diluted	142,010	140,264

For acquisitions consummated prior to January 1, 2009, additional consideration paid to sellers as a result of the purchase price earn-out provisions are recorded as adjustments to intangible assets when the contingencies are settled. The net additional consideration paid by the Company in 2014 as a result of those adjustments totaled $26,000, all of which was allocated to goodwill. Of the $26,000 net additional consideration paid, $26,000 was recorded in other payables. The net additional consideration paid by the Company in 2013 as a result of these adjustments totaled $873,000, all of which was allocated to goodwill. Of the $873,000 net additional consideration paid, $873,000 was issued in other payables.

As of December 31, 2014, the maximum future contingency payments related to all acquisitions totaled $130,654,000, all of which relates to acquisitions consummated subsequent to January 1, 2009.

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

As of December 31, 2014, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820. The resulting additions, payments, and net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the years ended December 31, were as follows:

	For the Year Ended December 31,
(in thousands)	2014	2013	2012
Balance as of the beginning of the period	$43,058	$52,987	$47,715
Additions to estimated acquisition earn-out payables	34,356	5,816	21,479
Payments for estimated acquisition earn-out payables	(12,069)	(18,278)	(17,625)

Subtotal	65,345	40,525	51,569
Net change in earnings from estimated acquisition earn-out payables:
Change in fair value on estimated acquisition earn-out payables	7,375	570	(1,051)
Interest expense accretion	2,563	1,963	2,469

Net change in earnings from estimated acquisition earn-out payables	9,938	2,533	1,418

Balance as of December 31	$75,283	$43,058	$52,987

Of the $75,283,000 estimated acquisition earn-out payables as of December 31, 2014, $26,018,000 was recorded as accounts payable and $49,265,000 was recorded as an other non-current liability. Of the $43,058,000 estimated acquisition earn-out payables as of December 31, 2013, $6,312,000 was recorded as accounts payable and $36,746,000 was recorded as an other non-current liability. As of December 31, 2012, the estimated acquisition earn-out payables equaled $52,987,000, of which $10,164,000 was recorded as accounts payable and $42,823,000 was recorded as an other non-current liability.

NOTE 3 Goodwill

The changes in the carrying value of goodwill by reportable segment for the years ended December 31, are as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Service	Total
Balance as of January 1, 2013	$876,219	$439,180	$288,054	$108,061	$1,711,514
Goodwill of acquired businesses	257,196	27,964	(812)	12,469	296,817
Goodwill disposed of relating to sales of businesses	(2,158)	—	—	—	(2,158)

Balance as of December 31, 2013	1,131,257	467,144	287,242	120,530	2,006,173
Goodwill of acquired businesses	86,454	420,063	7,673	(239)	513,951
Goodwill disposed of relating to sales of businesses	(3,696)	(9,564)	(46,253)	—	(59,513)

Balance as of December 31, 2014	$1,214,015	$877,643	$248,662	$120,291	$2,460,611

During 2014 we disposed of Axiom Re (“Axiom”) effective December 31, 2014 as part of our strategy to exit the reinsurance brokerage business. For the years ended December 31, 2014 and 2013, Axiom recorded a (loss) income before income taxes of ($587,000) and $113,000, respectively, which are included in the Wholesale Brokerage segment.

NOTE 4 Amortizable Intangible Assets

Amortizable intangible assets at December 31 consisted of the following:

	2014				2013
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (years)
Purchased customer accounts	$1,355,550	$(574,285)	$781,265	14.9	$1,120,719	$(505,137)	$615,582	14.9
Non-compete agreements	29,139	(25,762)	3,377	6.8	28,115	(24,809)	3,306	7.0

Total	$1,384,689	$(600,047)	$784,642		$1,148,834	$(529,946)	$618,888

Amortization expense recorded for amortizable intangible assets for the years ended December 31, 2014, 2013 and 2012 was $82,941,000, $67,932,000 and $63,573,000, respectively.

Amortization expense for amortizable intangible assets for the years ending December 31, 2015, 2016, 2017, 2018 and 2019 is estimated to be $86,029,000, $81,547,000, $78,640,000, $73,262,000, and $68,722,000, respectively.

NOTE 5 Investments

At December 31, 2014, the Company’s amortized cost and fair values of fixed maturity securities are summarized as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities, obligations of U.S. Government agencies and Municipals	$10,774	$7	$(1)	$10,780
Foreign government	50	—	—	50
Corporate debt	5,854	9	(11)	5,852
Short duration fixed income fund	3,143	37	—	3,180

Total	$19,821	$53	$(12)	$19,862

The following table shows the investments’ gross unrealized loss and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2014.

(in thousands)	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities, obligations of U.S. Government agencies and Municipals	$3,994	$1	$—	$—	$3,994	$1
Foreign Government	50	—	—	—	50	—
Corporate debt	4,439	11	—	—	4,439	11

Total	$8,483	$12	$—	$—	$8,483	$12

The unrealized losses in the Company’s investments in U.S. Treasury Securities and obligations of U.S. Government Agencies and bonds from corporate issuers were caused by interest rate increases. At December 31, 2014, the Company had 38 securities in an unrealized loss position. The contractual cash flows of the U.S. Treasury Securities and obligations of the U.S. Government agencies investments are either guaranteed by the U.S. Government or an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. The corporate securities are highly rated securities with no indicators of potential impairment. Based on the ability and intent of the Company to hold these investments until recovery of fair value, which may be maturity, the bonds were not considered to be other-than-temporarily impaired at December 31, 2014.

The amortized cost and estimated fair value of the fixed maturity securities at December 31, 2014 by contractual maturity are set forth below:

(in thousands)	Amortized Cost	Fair Value
Years to maturity:
Due in one year or less	$5,628	$5,628
Due after one year through five years	13,863	13,897
Due after five years through ten years	330	337

Total	$19,821	$19,862

The expected maturities in the foregoing table may differ from the contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalty.

Proceeds from sales of the Company’s investment in fixed maturity securities were $0.2 million including maturities from the year ended December 31, 2014. There were no gains and losses realized on those sales for the year ended December 31, 2014.

Realized gains and losses are reported on the consolidated statements of income, with the cost of securities sold determined on a specific identification basis.

NOTE 6 Fixed Assets

Fixed assets at December 31 consisted of the following:

(in thousands)	2014	2013
Furniture, fixtures and equipment	$161,539	$149,170
Leasehold improvements	30,030	21,231
Land, buildings and improvements	3,739	3,815

Total cost	195,308	174,216
Less accumulated depreciation and amortization	(110,640)	(99,483)

Total	$84,668	$74,733

Depreciation and amortization expense for fixed assets amounted to $20,895,000 in 2014, $17,485,000 in 2013, and $15,373,000 in 2012.

NOTE 7 Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at December 31 consisted of the following:

(in thousands)	2014	2013
Accrued bonuses	$76,891	$70,272
Accrued compensation and benefits	36,241	35,145
Accrued rent and vendor expenses	29,039	19,235
Reserve for policy cancellations	9,074	8,010
Accrued interest	6,527	3,324
Other	23,384	21,414

Total	$181,156	$157,400

NOTE 8 Long-Term Debt

Long-term debt at December 31 consisted of the following:

(in thousands)	2014	2013
Current portion of long-term debt:
Current portion of 5-year term loan facility expires 2019	$20,625	$—
6.080% senior notes, Series B, semi-annual interest payments, balloon due 2014	—	100,000
5.370% senior notes, Series D, quarterly interest payments, balloon due 2015	25,000	—

Total current portion of long-term debt	$45,625	$100,000

Long-term debt:
Note agreements:
5.370% senior notes, Series D, quarterly interest payments, balloon due 2015	$—	$25,000
5.660% senior notes, Series C, semi-annual interest payments, balloon due 2016	25,000	25,000
4.500% senior notes, Series E, quarterly interest payments, balloon due 2018	100,000	100,000
4.200% senior notes, semi-annual interest payments, balloon due 2024	498,471	—

Total notes	$623,471	$150,000

Credit agreements:
Periodic payments of interest, LIBOR plus 1.00%, expires December 31, 2016	$—	$100,000
Quarterly payments of interest, LIBOR plus 1.00%, expires December 31, 2016	—	100,000
Periodic payments of interest, LIBOR plus 1.00%, expires December 31, 2016	—	30,000
5-year term-loan facility, periodic interest and principal payments, currently LIBOR plus 1.375%, expires May 20, 2019	529,375	—
5-year revolving-loan facility, periodic interest payments, currently LIBOR plus 1.175%, plus commitment fees of 0.20%, expires May 20, 2019	—	—
Revolving credit loan, quarterly interest payments, LIBOR plus up to 1.40% and availability fee up to 0.25%, expires December 31, 2016	—	—

Total credit agreements	$529,375	$230,000

Total long-term debt	$1,152,846	$380,000
Current portion of long-term debt	$45,625	$100,000

Total debt	$1,198,471	$480,000

In July 2004, the Company completed a private placement of $200.0 million of unsecured senior notes (the “Notes”). The $200.0 million was divided into two series: (1) Series A, which closed on September 15, 2004, for $100.0 million due in 2011 and bore interest at 5.57% per year; and (2) Series B, which closed on July 15, 2004, for $100.0 million due in 2014 and bore interest at 6.08% per year. On September 15, 2011, the $100.0 million of Series A Notes were redeemed on their normal maturity date through use of funds from the Master Agreement (defined below). As of July 15, 2014 the Series B Notes were redeemed at maturity using proceeds from the Credit Facility (defined below).

On December 22, 2006, the Company entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). The initial issuance of notes under the Master Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.66% per year. On February 1, 2008, $25.0 million in Series D Senior Notes due January 15, 2015, with a fixed interest rate of 5.37% per year, were issued. On September 15, 2011, and pursuant to a Confirmation of Acceptance (the “Confirmation”), dated January 21, 2011, in connection with the Master Agreement, $100.0 million in Series E Senior Notes were issued and are due September 15, 2018, with a fixed interest rate of 4.50% per year. The Series E Senior Notes were issued for the sole purpose of retiring the Series A Senior Notes. As of December 31, 2014 and 2013, there was an outstanding debt balance issued under the provisions of the Master Agreement of $150.0 million. On January 15, 2015 the Series D Notes were redeemed at maturity using cash proceeds to pay off the principal of $25.0 million plus any remaining accrued interest.

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

The maturity date for the Wells Fargo Revolver is December 31, 2016, at which time all outstanding principal and unpaid interest will be due. The Wells Fargo Revolver may be increased by up to $50.0 million (bringing the total amount available to $100.0 million). The calculation of interest and fees for the Wells Fargo Agreement is generally based on the Company’s funded debt-to-EBITDA ratio. Interest is charged at a rate equal to 1.00% to 1.40% above LIBOR or 1.00% below the Base Rate, each as more fully described in the Wells Fargo Agreement. Fees include an up-front fee, an availability fee of 0.175% to 0.25%, and a letter of credit margin fee of 1.00% to 1.40%. The obligations under the Wells Fargo Revolver are unsecured and the Wells Fargo Agreement includes various covenants, limitations and events of default that are customary for similar facilities for similar borrowers. As of April 16, 2014, in connection with the signing of the Credit Facility (as defined below) an amendment to the agreement was established to reduce the total revolving loan commitment from $50.0 million to $25.0 million. There were no borrowings against the Wells Fargo Revolver as of December 31, 2014 and 2013.

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

The 30-day Adjusted LIBOR Rate as of December 31, 2014 was 0.19%.

On April 17, 2014, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A. as administrative agent and certain other banks as co-syndication agents and co-documentation agents (the “Credit Agreement”). The Credit Agreement in the amount of $1,350.0 million provides for an unsecured revolving credit facility (the “Credit Facility”) in the initial amount of $800.0 million and unsecured term loans in the initial amount of $550.0 million, either or both of which may, subject to lenders’ discretion, potentially be increased by up to $500.0 million. The Credit Facility was funded on May 20, 2014 in conjunction with the closing of the Wright acquisition, with the $550.0 million term loan being funded as well as a drawdown of $375.0 million on the revolving loan facility. Use of these proceeds were to retire existing term loan debt including the JPM Term Loan Agreement, SunTrust Term Loan Agreement and Bank of America Term Loan Agreement in total of $230.0 million (as described above) and to facilitate the closing of the Wright acquisition as well as other acquisitions. The Credit Facility terminates on May 20, 2019, but either or both of the revolving credit facility and the term loans may be extended for two additional one-year periods at the Company’s request and at the discretion of the respective lenders. Interest and facility fees in respect to the Credit Facility are based on the better of the Company’s net debt leverage ratio or a non-credit enhanced senior unsecured long-term debt rating. Based on the Company’s net debt leverage ratio, the rates of interest charged on the term loan and revolving loan is 1.375% and 1.175% respectively in 2014 and above the adjusted LIBOR rate for outstanding amounts drawn. There are fees included in the facility which include a facility fee based on the revolving credit commitments of the lenders (whether used or unused) at a rate of 0.20% and letter of credit fees based on the amounts of outstanding secured or unsecured letters of credit. The Credit Facility includes various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers. As of December 31, 2014, there was an outstanding debt balance issued under the provisions of the Credit Facility in total of $550.0 million with no proceeds outstanding relative to the revolving loan.

On September 18, 2014 the Company issued $500.0 million of 4.200% unsecured senior notes due in 2024. The senior notes were given investment grade ratings of BBB-/Baa3 with a stable outlook. The notes are subject to certain covenant restrictions and regulations which are customary for credit rated obligations. At the time of funding, the proceeds were offered at a discount of the original note amount which also excluded an underwriting fee discount. The net proceeds received from the issuance were used to repay the outstanding balance of $475.0 million on the revolving Credit Facility and for other general corporate purposes.

The Notes, the Master Agreement and the Credit Agreement all require the Company to maintain certain financial ratios and comply with certain other covenants. The Company was in compliance with all such covenants as of December 31, 2014 and December 31, 2013.

Interest paid in 2014, 2013 and 2012 was $25,115,000, $16,501,000 and $16,090,000, respectively.

At December 31, 2014, maturities of long-term debt were $45,625,000 in 2015, $73,125,000 in 2016, $55,000,000 in 2017, $155,000,000 in 2018, $371,250,000 in 2019 and $500,000,000 in 2024.

NOTE 9 Income Taxes

Significant components of the provision for income taxes for the years ended December 31 are as follows:

(in thousands)	2014	2013	2012
Current:
Federal	$109,893	$94,007	$75,522
State	15,482	13,438	11,852
Foreign	109	805	669

Total current provision	125,484	108,250	88,043

Deferred:
Federal	5,987	28,469	27,348
State	1,440	3,723	5,375
Foreign	(58)	55	—

Total deferred provision	7,369	32,247	32,723

Total tax provision	$132,853	$140,497	$120,766

A reconciliation of the differences between the effective tax rate and the federal statutory tax rate for the years ended December 31 is as follows:

	2014	2013	2012
Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.3	3.5	4.3
Non-deductible employee stock purchase plan expense	0.3	0.3	0.3
Non-deductible meals and entertainment	0.4	0.3	0.3
Other, net	0.1	0.2	(0.3)

Effective tax rate	39.1%	39.3%	39.6%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the corresponding amounts used for income tax reporting purposes.

Significant components of Brown & Brown’s current deferred tax assets as of December 31 are as follows:

(in thousands)	2014	2013
Current deferred tax assets:
Deferred profit-sharing contingent commissions	$10,335	$9,713
Net operating loss carryforwards	951	8,408
Accruals and reserves	14,145	11,155

Total current deferred tax assets	$25,431	$29,276

Significant components of Brown & Brown’s non-current deferred tax liabilities and assets as of December 31 are as follows:

(in thousands)	2014	2013
Non-current deferred tax liabilities:
Fixed assets	$10,368	$11,651
Net unrealized holding gain on available-for-sale securities	56	—
Intangible assets	364,938	306,009

Total non-current deferred tax liabilities	375,362	317,660

Non-current deferred tax assets:
Deferred compensation	31,580	22,598
Net operating loss carryforwards	2,796	3,843
Valuation allowance for deferred tax assets	(511)	(485)

Total non-current deferred tax assets	33,865	25,956

Net non-current deferred tax liability	$341,497	$291,704

Income taxes paid in 2014, 2013 and 2012 were $118,290,000, $110,191,000, and $80,622,000, respectively.

At December 31, 2014, Brown & Brown had net operating loss carryforwards of $212,000 and $78,870,000 for federal and state income tax reporting purposes, respectively, portions of which expire in the years 2015 through 2034. The federal carryforward is derived from insurance operations acquired by Brown & Brown in 2001. The state carryforward amount is derived from the operating results of certain subsidiaries and from the 2012 and 2013 stock acquisitions of Arrowhead General Insurance Agency Superholding Corp and Beecher Carlson Holdings, Inc.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2014	2013	2012
Unrecognized tax benefits balance at January 1	$391	$294	$806
Gross increases for tax positions of prior years	—	232	222
Gross decreases for tax positions of prior years	(21)	—	(409)
Settlements	(257)	(135)	(325)

Unrecognized tax benefits balance at December 31	$113	$391	$294

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2014 and 2013, the Company had approximately $66,000 and $121,000 of accrued interest and penalties related to uncertain tax positions, respectively.

The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized was $113,000 as of December 31, 2014 and $391,000 as of December 31, 2013. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

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

The Company is subject to taxation in the United States and various state jurisdictions. The Company is also subject to taxation in the United Kingdom. In the United States, federal returns for fiscal years 2011 through 2014 remain open and subject to examination by the IRS. The Company files and remits state income taxes in various states where the Company has determined it is required to file state income taxes. The Company’s filings with those states remain open for audit for the fiscal years 2009 through 2014. In the United Kingdom, the Company’s filings remain open for audit for the fiscal years 2013 and 2014.

Subsequent to December 31, 2014, the Internal Revenue Service has notified Beecher Carlson Holdings, Inc. of a federal corporate income tax audit for the short period January 1, 2013 through June 30, 2013. The short period filing is a pre-acquisition tax filing for which Brown & Brown, Inc. is indemnified against by the sellers of Beecher Carlson Holdings, Inc. We are currently not aware of any potential adjustments for the audit period. The Company’s 2009 through 2012 State of Oregon tax returns are currently under audit. The audit has been substantially completed as of December 31, 2014 and is awaiting final settlement payment with the State of Oregon. Amounts estimated to be due to the State of Oregon as a result of the audit have been reserved by the Company. There are no other federal or state income tax audits as of December 31, 2014.

NOTE 10 Employee Savings Plan

The Company has an Employee Savings Plan (401(k)) in which substantially all employees with more than 30 days of service are eligible to participate. Under this plan, Brown & Brown makes matching contributions of up to 4.0% of each participant’s annual compensation. Prior to 2014, the Company’s matching contribution was up to 2.5% of each participant’s annual compensation with a discretionary profit-sharing contribution each year, which equaled 1.5% of each eligible employee’s compensation. The Company’s contributions to the plan totaled $15,752,000 in 2014, $14,819,000 in 2013, and $14,266,000 in 2012.

NOTE 11 Stock-Based Compensation

Performance Stock Plan

In 1996, Brown & Brown adopted and the shareholders approved a performance stock plan, under which until the suspension of the plan in 2010, up to 14,400,000 Performance Stock Plan (“PSP”) shares could be granted to key employees contingent on the employees’ future years of service with Brown & Brown and other performance-based criteria established by the Compensation Committee of the Company’s Board of Directors. Before participants may take full title to Performance Stock, two vesting conditions must be met. Of the grants currently outstanding, specified portions will satisfy the first condition for vesting based on 20% incremental increases in the 20-trading-day average stock price of Brown & Brown’s common stock from the price on the business day prior to date of grant. Performance Stock that has satisfied the first vesting condition is considered “awarded shares.” Awarded shares are included as issued and outstanding common stock shares and are included in the calculation of basic and diluted EPS. Dividends are paid on awarded shares and participants may exercise voting privileges on such shares. Awarded shares satisfy the second condition for vesting on the earlier of a participant’s: (i) 15 years of continuous employment with Brown & Brown from the date shares are granted to the participants (or, in the case of the July 2009 grant to Powell Brown, 20 years); (ii) attainment of age 64 (on a prorated basis corresponding to the number of years since the date of grant); or (iii) death or disability. On April 28, 2010, the PSP was suspended and any remaining authorized, but unissued shares, as well as any shares forfeited in the future, will be reserved for issuance under the 2010 Stock Incentive Plan (the “SIP”).

At December 31, 2014, 5,549,882 shares had been granted under the PSP. As of December 31, 2014, 25,418 shares had not met the first condition for vesting, 1,903,213 shares had met the first condition of vesting and had been awarded, and 3,455,604 shares had satisfied both conditions of vesting and had been distributed to participants. Of the shares that have not vested as of December 31, 2014, the initial stock prices ranged from $4.25 to $25.68.

The Company uses a path-dependent lattice model to estimate the fair value of PSP grants on the grant date.

A summary of PSP activity for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Weighted- Average Grant Date Fair Value	Granted Shares	Awarded Shares	Shares Not Yet Awarded
Outstanding at January 1, 2012	$8.08	4,931,812	3,345,269	1,586,543

Granted	$—	—	—	—
Awarded	$8.09	—	7,743	(7,743)
Vested	$3.29	(877,224)	(877,224)	—
Forfeited	$13.06	(363,566)	(81,283)	(282,283)

Outstanding at December 31, 2012	$8.72	3,691,022	2,394,505	1,296,517

Granted	$—	—	—	—
Awarded	$10.25	—	122,021	(122,021)
Vested	$4.01	(119,364)	(119,364)	—
Forfeited	$8.73	(1,200,371)	(101,310)	(1,099,061)

Outstanding at December 31, 2013	$8.62	2,371,287	2,295,852	75,435

Granted	$—	—	—	—
Awarded	$—	—	—	—
Vested	$16.76	(277,009)	(277,009)	—
Forfeited	$9.75	(165,647)	(115,630)	(50,017)

Outstanding at December 31, 2014	$8.71	1,928,631	1,903,213	25,418

The total fair value of PSP grants that vested during each of the years ended December 31, 2014, 2013 and 2012 was $8,362,000, $3,729,000 and $23,034,000, respectively.

Stock Incentive Plan

On April 28, 2010, the shareholders of Brown & Brown, Inc. approved the Stock Incentive Plan (“SIP”) that provides for the granting of stock options, stock and/or stock appreciation rights to employees and directors contingent on criteria established by the Compensation Committee of the Company’s Board of Directors. The principal purpose of the SIP is to attract, incentivize and retain key employees by offering those persons an opportunity to acquire or increase a direct proprietary interest in the Company’s operations and future success. The SIP includes a sub-plan applicable to Decus Insurance Brokers Limited (“Decus”) which, is a subsidiary of Decus Holdings (U.K.) Limited. The shares of stock reserved for issuance under the SIP are any shares that are authorized for issuance under the PSP and not already subject to grants under the PSP, and that were outstanding as of April 28, 2010, the date of suspension of the PSP, together with PSP shares and SIP shares forfeited after that date. As of April 28, 2010, 6,046,768 shares were available for issuance under the PSP, which were then transferred to the SIP. To date, a substantial majority of stock grants to employees under the SIP vest in four-to-ten years, subject to the achievement of certain performance criteria by grantees, and the achievement of consolidated EPS growth at certain levels by the Company, over three-to-five-year measurement periods.

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

In 2014, 422,572 shares were granted under the SIP. Of the shares granted in 2014, 113,088 shares will vest upon the grantees’ completion of between three and six years of service with the Company, and because grantees have the right to vote the shares and receive dividends immediately after the date of grant these shares are considered awarded and outstanding under the two-class method. As of December 31, 2014, no shares had met the first condition for vesting.

Additionally, non-employee members of the Board of Directors received shares annually issued pursuant to the SIP as part of their annual compensation. A total of 36,919 SIP shares were issued to these directors in 2011 and 2012, of which 11,682 were issued in January 2011, 12,627 in January 2012, and 12,610 in December 2012. The shares issued in December 2012 were issued at that earlier time rather than in January 2013 pursuant to action of the Board of Directors. No additional shares were granted or issued to the non-employee members of the Board of Directors in 2013. A total of 9,870 shares were issued to these directors in January 2014.

At December 31, 2014, 2,309,929 shares were available for future grants.

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

A summary of SIP activity for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Weighted- Average Grant Date Fair Value	Granted Shares	Awarded Shares	Shares Not Yet Awarded
Outstanding at January 1, 2012	$23.06	2,478,057	37,408	2,440,649

Granted	$22.59	814,545	—	814,545
Awarded	$—	—	—	—
Vested	$—	—	—	—
Forfeited	$23.62	(135,291)	—	(135,291)

Outstanding at December 31, 2012	$22.91	3,157,311	37,408	3,119,903

Granted	$31.95	3,719,974	—	3,719,974
Awarded	$30.71	—	966,215	(966,215)
Vested	$—	—	—	—
Forfeited	$23.88	(271,184)	(7,906)	(263,278)

Outstanding at December 31, 2013	$27.96	6,606,101	995,717	5,610,384

Granted	$31.02	422,572	113,088	309,484
Awarded	$—	—	—	—
Vested	$—	—	—	—
Forfeited	$27.41	(369,626)	(47,915)	(321,711)

Outstanding at December 31, 2014	$28.19	6,659,047	1,060,890	5,598,157

Employee Stock Purchase Plan

The Company has a shareholder-approved Employee Stock Purchase Plan (“ESPP”) with a total of 12,000,000 authorized shares of which 734,317 were available for future subscriptions as of December 31, 2014. Employees of the Company who regularly work more than 20 hours per week are eligible to participate in the ESPP. Participants, through payroll deductions, may allot up to 10% of their compensation, up to a maximum of $25,000, to purchase Company stock between August 1st of each year and the following July 31st (the “Subscription Period”) at a cost of 85% of the lower of the stock price as of the beginning or end of the Subscription Period.

The Company estimates the fair value of an ESPP share option as of the beginning of the Subscription Period as the sum of: (1) 15% of the quoted market price of the Company’s stock on the day prior to the beginning of the Subscription Period, and (2) 85% of the value of a one-year stock option on the Company stock using the Black-Scholes option-pricing model. The estimated fair value of an ESPP share option as of the Subscription Period beginning in August 2014 was $6.39. The fair values of an ESPP share option as of the Subscription Periods beginning in August 2013 and 2012, were $8.36 and $5.84, respectively.

For the ESPP plan years ended July 31, 2014, 2013 and 2012, the Company issued 512,521, 487,672, and 562,748 shares of common stock, respectively. These shares were issued at an aggregate purchase price of $13,408,000, or $26.16 per share, in 2014, $10,456,000, or $21.44 per share, in 2013, and $9,302,000, or $16.53 per share, in 2012.

For the five months ended December 31, 2014, 2013 and 2012 (portions of the 2014-2015, 2013-2014 and 2012-2013 plan years), 235,794, 222,526, and 246,164 shares of common stock (from authorized but unissued shares), respectively, were subscribed to by ESPP participants for proceeds of approximately $6,277,000, $5,937,000 and $5,278,000, respectively.

Incentive Stock Option Plan

On April 21, 2000, Brown & Brown adopted, and the shareholders approved, a qualified incentive stock option plan (the “ISOP”) that provides for the granting of stock options to certain key employees for up to 4,800,000 shares of common stock. On December 31, 2008, the ISOP expired. The objective of the ISOP was to provide additional performance incentives to grow Brown & Brown’s pre-tax income in excess of 15% annually. The options were granted at the most recent trading day’s closing market price and vest over a one-to-ten-year period, with a potential acceleration of the vesting period to three-to-six years based upon achievement of certain performance goals. All of the options expire 10 years after the grant date.

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

A summary of stock option activity for the years ended December 31, 2014, 2013 and 2012 is as follows:

Stock Options	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2012	1,384,537	$17.58	4.4	$14,587

Granted	—	$—
Exercised	(645,745)	$16.64
Forfeited	—	$—
Expired	—	$—

Outstanding at December 31, 2012	738,792	$18.39	4.9	$8,891

Granted	—	$—
Exercised	(115,847)	$17.56
Forfeited	—	$—
Expired	—	$—

Outstanding at December 31, 2013	622,945	$18.55	4.1	$7,289

Granted	—	$—
Exercised	(106,589)	$18.48
Forfeited	(46,000)	$18.48
Expired	—	$—

Outstanding at December 31, 2014	470,356	$18.57	3.1	$5,087

Ending vested and expected to vest at December 31, 2014	470,356	$18.57	3.1	$5,087
Exercisable at December 31, 2014	316,356	$18.48	3.2	$4,565
Exercisable at December 31, 2013	422,945	$18.48	4.2	$5,460
Exercisable at December 31, 2012	162,792	$17.82	4.0	$1,243

The following table summarizes information about stock options outstanding at December 31, 2014:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$22.06	12,000	0.0	$22.06	—	$22.06
$18.48	458,356	3.2	$18.48	316,356	$18.48

Totals	470,356	3.1	$18.57	316,356	$18.48

The total intrinsic value of options exercised, determined as of the date of exercise, during the years ended December 31, 2014, 2013 and 2012 was $1,288,000, $1,558,000 and $5,780,000, respectively. The total intrinsic value is calculated as the difference between the exercise price of all underlying awards and the quoted market price of the Company’s stock for all in-the-money stock options at December 31, 2014, 2013 and 2012, respectively.

There are no option shares available for future grant under the ISOP since this plan expired as of December 31, 2008.

Summary of Non-Cash Stock-Based Compensation Expense

The non-cash stock-based compensation expense for the years ended December 31 is as follows:

(in thousands)	2014	2013	2012
Stock Incentive Plan	$14,447	$15,934	$9,288
Employee Stock Purchase Plan	2,425	3,538	2,856
Performance Stock Plan	2,354	2,310	2,612
Incentive Stock Option Plan	137	821	1,109

Total	$19,363	$22,603	$15,865

Summary of Unrecognized Compensation Expense

As of December 31, 2014, there was approximately $115.8 million of unrecognized compensation expense related to all non-vested share-based compensation arrangements granted under the Company’s stock-based compensation plans. That expense is expected to be recognized over a weighted-average period of 6.1 years.

NOTE 12 Supplemental Disclosures of Cash Flow Information

Brown & Brown’s significant non-cash investing and financing activities for the years ended December 31 are summarized as follows:

(in thousands)	2014	2013	2012
Other payable issued for purchased customer accounts	$1,930	$1,425	$25,439
Notes payable issued or assumed for purchased customer accounts	$—	$—	$59
Estimated acquisition earn-out payables and related charges	$33,229	$5,091	$21,479
Notes received on the sale of fixed assets and customer accounts	$6,340	$1,108	$967

NOTE 13 Commitments and Contingencies

Operating Leases

Brown & Brown leases facilities and certain items of office equipment under non-cancelable operating lease arrangements expiring on various dates through 2042. The facility leases generally contain renewal options and escalation clauses based upon increases in the lessors’ operating expenses and other charges. Brown & Brown anticipates that most of these leases will be renewed or replaced upon expiration. At December 31, 2014, the aggregate future minimum lease payments under all non-cancelable lease agreements were as follows:

(in thousands)
2015	$38,458
2016	36,083
2017	29,867
2018	23,376
2019	18,247
Thereafter	36,906

Total minimum future lease payments	$182,937

Rental expense in 2014, 2013 and 2012 for operating leases totaled $48,964,000, $42,992,000, and $39,810,000, respectively.

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

The Company’s accruals for legal matters that were probable and estimable were not material at December 31, 2014 and 2013. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could adversely impact the Company’s operating results, cash flows and overall liquidity. The Company maintains third-party insurance policies to provide coverage for certain legal claims, in an effort to mitigate its overall exposure to unanticipated claims or adverse decisions. However, as (i) one or more of the Company’s insurance carriers could take the position that portions of these claims are not covered by the Company’s insurance, (ii) to the extent that payments are made to resolve claims and lawsuits, applicable insurance policy limits are eroded and (iii) the claims and lawsuits relating to these matters are continuing to develop, it is possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by unfavorable resolutions of these matters. Based on the AM Best Company ratings of these third-party insurers, management does not believe there is a substantial risk of an insurer’s material nonperformance related to any current insured claims.

On the basis of current information, the availability of insurance and legal advice, in management’s opinion, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, would have a material adverse effect on its financial condition, operations and/or cash flows.

NOTE 14 Quarterly Operating Results (Unaudited)

Quarterly operating results for 2014 and 2013 were as follows:

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
2014
Total revenues	$363,594	$397,764	$421,418	$393,020
Total expenses	$276,757	$295,983	$308,733	$354,574
Income before income taxes	$86,837	$101,781	$112,685	$38,446
Net income	$52,415	$61,755	$68,331	$24,395
Net income per share:
Basic	$0.36	$0.43	$0.47	$0.17
Diluted	$0.36	$0.42	$0.47	$0.17
2013
Total revenues	$335,012	$325,792	$359,310	$343,165
Total expenses	$235,521	$239,571	$263,855	$266,723
Income before income taxes	$99,491	$86,221	$95,455	$76,442
Net income	$60,131	$52,007	$57,749	$47,225
Net income per share:
Basic	$0.42	$0.36	$0.40	$0.32
Diluted	$0.41	$0.36	$0.39	$0.32

(1)	Represents the Company recognizing a loss on disposal of $47.4 million as a result of the sale of Axiom effective December 31, 2014. The sale is part of the Company’s strategy to exit the reinsurance brokerage business.

Quarterly financial results are affected by seasonal variations. The timing of the Company’s receipt of profit-sharing contingent commissions, policy renewals and acquisitions may cause revenues, expenses and net income to vary significantly between quarters.

NOTE 15 Segment Information

Brown & Brown’s business is divided into four reportable segments: (1) the Retail Segment, which provides a broad range of insurance products and services to commercial, public and quasi-public entities, and to professional and individual customers; (2) the National Programs Segment, which provides professional liability and related package products for certain professionals delivered through nationwide networks of independent agents and Brown & Brown retail agents, and markets targeted products and services designed for specific industries, trade groups, public and quasi-public entities, market niches and provides flood coverage; (3) the Wholesale Brokerage Segment, which markets and sells excess and surplus commercial and personal lines insurance, primarily through independent agents and brokers; and (4) the Services Segment, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare set-aside services, Social Security disability and Medicare benefits advocacy services and catastrophe claims adjusting services.

Brown & Brown conducts all of its operations within the United States of America, except for one wholesale brokerage operation based in London, England, and retail operations in Bermuda and the Cayman Islands. These operations earned $13.3 million, $12.2 million and $9.7 million of total revenues for the years ended December 31, 2014, 2013 and 2012, respectively. Long-lived assets held outside of the United States during each of these three years were not material.

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

	Year Ended December 31, 2014
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$809,766	$394,789	$234,673	$136,559	$9	$1,575,796
Investment income	$67	$164	$26	$3	$487	$747
Amortization	$42,270	$24,769	$11,729	$4,134	$39	$82,941
Depreciation	$6,410	$7,699	$2,616	$2,213	$1,957	$20,895
Interest expense	$42,918	$49,663	$1,878	$7,678	$(73,729)	$28,408
Income before income taxes	$160,529	$71,235	$16,624	$17,524	$73,837	$339,749
Total assets	$3,190,737	$2,411,839	$940,461	$296,034	$(1,882,613)	$4,956,458
Capital expenditures	$6,844	$13,739	$1,949	$1,210	$1,181	$24,923

	Year Ended December 31, 2013
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$728,324	$292,130	$209,907	$131,489	$1,429	$1,363,279
Investment income	$82	$19	$22	$1	$514	$638
Amortization	$38,052	$14,593	$11,550	$3,698	$39	$67,932
Depreciation	$5,847	$5,399	$2,794	$1,623	$1,822	$17,485
Interest expense	$34,407	$24,014	$2,565	$7,321	$(51,867)	$16,440
Income before income taxes	$166,316	$58,379	$53,822	$24,518	$54,574	$357,609
Total assets	$2,992,087	$1,335,911	$927,825	$277,652	$(1,883,967)	$3,649,508
Capital expenditures	$6,847	$4,743	$1,931	$1,811	$1,034	$16,366

	Year Ended December 31, 2012
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$644,429	$252,943	$183,565	$116,736	$2,359	$1,200,032
Investment income	$108	$20	$22	$1	$646	$797
Amortization	$34,639	$13,936	$11,280	$3,680	$38	$63,573
Depreciation	$5,181	$4,600	$2,718	$1,278	$1,596	$15,373
Interest expense	$26,641	$25,674	$3,974	$8,602	$(48,794)	$16,097
Income before income taxes	$145,214	$51,491	$43,355	$16,770	$47,981	$304,811
Total assets	$2,420,759	$1,183,191	$837,364	$238,430	$(1,551,686)	$3,128,058
Capital expenditures	$5,732	$9,633	$3,383	$2,519	$2,761	$24,028

NOTE 16 Losses and Loss Adjustment Reserve

The Company is exposed to the risk of losses from claims in the insurance company operations of Wright. To mitigate this risk we reinsure 100% percent of the underwriting claims exposure with FEMA for basic admitted flood policies and with reinsurance carriers with an AM Best Company rating of “A” or better for all other claims exposure. Although the reinsurers are liable to the Company for amounts reinsured, the Company remains primarily liable to its policyholders for the full amount of the policies written whether or not the reinsurers meet their obligations to the Company when they become due. The effects of reinsurance on premiums written and earned are as follows:

(in thousands)	Period from May 1, 2014 to December 31, 2014
	Written	Earned
Direct premiums	$439,828	$408,056
Assumed premiums	(1)	199
Ceded premiums	439,819	408,247

Net premiums	$8	$8

All premiums written by WNFIC under the National Flood Insurance Program are 100% ceded to FEMA, for which the Company received a 30.7% expense allowance from May 1, 2014 through September 30, 2014 and received a 30.8% expense allowance from October 1, 2014 through December 31, 2014. For the period from May 1, 2014 through December 31, 2014, the Company ceded $439.0 million of written premiums.

Effective April 1, 2014, WNFIC is also a party to a quota share agreement whereby it cedes 100% of its gross excess flood premiums which excludes fees to Arch Reinsurance Company and receives a 30.5% commission. WNFIC ceded $0.8 million for the period from May 1 through December 31, 2014. No loss data exists on this agreement.

The Company also ceded 100% of the Homeowners and Private Passenger Auto Liability to Stillwater Insurance Company formerly known as Fidelity National Insurance Company. This business is in runoff. Therefore, only loss data still exists on this business. As of December 31, 2014, ceded unpaid losses and loss adjustment expenses for Homeowners and Private Passenger Auto Liability was $8,698 and $61,634, respectively. The incurred but not reported was $102 for Homeowners and $39,424 for Private Passenger Auto Liability. The reinsurance recoverable balance as of December 31, 2014 was $333.6 million that is comprised of recoverables on unpaid losses and loss expenses of $13.0 million and prepaid reinsurance premiums of $320.6 million.

There was no net activity in the reserve for losses and loss adjustment expense during the period May 1, 2014 through December 31, 2014, as the Company’s direct premiums written were 100% ceded to three reinsurers. The balance of the reserve for losses and loss adjustment expense, excluding related reinsurance recoverable, as of December 31, 2014 was $13.0 million.

NOTE 17 Statutory Financial Information

WNFIC is required to maintain minimum amounts of statutory capital and surplus of $7.5 million as required by regulatory authorities. WNFIC’s statutory capital and surplus exceeded their respective minimum statutory requirements. The statutory capital and surplus of WNFIC was $10.9 million at December 31, 2014. For the period from January 1, 2014 through December 31, 2014, WNFIC generated statutory net income of $2.3 million.

After the May 19, 2014 distribution of WNFIC to WRM America Intermediate Holding Company, Inc. but prior to the consummation of the Brown and Brown purchase of Wright and its subsidiaries, WNFIC issued and paid an extraordinary dividend of $7.0 million to its parent. That dividend was issued and paid with the prior approval of the Texas Department of Insurance.

NOTE 18 Subsidiary Dividend Restrictions

Under the insurance regulations of Texas, the maximum amount of ordinary dividends that WNFIC can pay to shareholders in a rolling twelve month period is limited to the greater of 10% of statutory adjusted capital and surplus as shown on WNFIC’s last annual statement on file with the superintendent or 100% of adjusted net income. As an extraordinary dividend of $7.0 million was paid on May 20, 2014, no ordinary dividend may be paid until May 21, 2015. Thereafter, the maximum dividend payout that may be made in 2015 without prior approval is $2.3 million.

NOTE 19 Shareholders’ Equity

On July 21, 2014, the Company’s Board of Directors authorized the repurchase of up to $200.0 million of its shares of common stock. This is in addition to the $25.0 million that was authorized in the first quarter and executed in the second quarter of 2014. On September 2, 2014, the Company entered into an accelerated share repurchase agreement (“ASR”) with an investment bank to repurchase an aggregate $50.0 million of the Company’s common stock. As part of the ASR, the Company received an initial delivery of 1,293,760 shares of the Company’s common stock with a fair market value of approximately $42.5 million. The initial delivery of 1,293,760 shares reduced the outstanding shares used to determine the Company’s weighted average shares outstanding for purposes of calculating basic and diluted earnings per share. The remaining $7.5 million of the aggregate repurchase amount was received on October 8, 2014, as 246,000 shares of the Company’s common stock were delivered to conclude the $50.0 million ASR. The total number of shares repurchased under the ASR of 1,539,760 was determined upon settlement of the final delivery and was based on the Company’s volume weighted average price per its common share over the ASR period less a discount. As of December 31, 2014, a total of 2,384,760 shares have been repurchased during the 2014 fiscal year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Brown & Brown, Inc.

Daytona Beach, Florida

We have audited the accompanying consolidated balance sheets of Brown & Brown, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brown & Brown, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants
Miami, Florida
February 27, 2015

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no changes in or disagreements with accountants on accounting and financial disclosure in 2014.

ITEM 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of December 31, 2014. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

We are in the process of integrating Pacific Resources Benefits Advisors, LLC, and The Wright Insurance Group, LLC into our overall internal control over financial reporting processes.

Except as described above, there have been no change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, those controls.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Brown & Brown, Inc.

Daytona Beach, Florida

We have audited the internal control over financial reporting of Brown & Brown, Inc. and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at The Wright Insurance Group, LLC and Pacific Resources Benefits Advisors, LLC (collectively the “2014 Excluded Acquisitions”), which were acquired during 2014 and whose financial statements constitute 23.5% of total assets, 6.8% of revenues, and (1.8)% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2014. Accordingly, our audit did not include the internal control over financial reporting of the 2014 Excluded Acquisitions. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated February 27, 2015 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants
Miami, Florida
February 27, 2015

Management’s Report on Internal Control Over Financial Reporting

The management of Brown & Brown, Inc. and its subsidiaries (“Brown & Brown”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including Brown & Brown’s principal executive officer and principal financial officer, Brown & Brown conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In conducting Brown & Brown’s evaluation of the effectiveness of its internal control over financial reporting, Brown & Brown has excluded the following acquisitions completed during 2014: Pacific Resources Benefits Advisors, LLC, and The Wright Insurance Group, LLC (collectively the “2014 Excluded Acquisitions”), which were acquired during 2014 and whose financial statements constitute 23.5% of total assets, 6.8% of revenues, and (1.8%) of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2014. Refer to Note 2 to the Consolidated Financial Statements for further discussion of these acquisitions and their impact on Brown & Brown’s Consolidated Financial Statements.

Based on Brown & Brown’s evaluation under the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that internal control over financial reporting was effective as of December 31, 2014. Management’s internal control over financial reporting as of December 31, 2014 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Brown & Brown, Inc.

Daytona Beach, Florida

February 27, 2015

/s/ J. Powell Brown	/s/ R. Andrew Watts
J. Powell Brown Chief Executive Officer	R. Andrew Watts Executive Vice President, Chief Financial Officer and Treasurer

ITEM 9B.	Other Information.

None

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item regarding directors and executive officers is incorporated herein by reference to our definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Shareholders to be held in 2015 (the “2015 Proxy Statement”) under the headings “Management” and “Section 16(a) Beneficial Ownership Reporting.” We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, and controller. A copy of our Code of Ethics for our Chief Executive Officer and our Senior Financial Officers and a copy of our Code of Business Conduct and Ethics applicable to all employees are posted on our Internet website, at www.bbinsurance.com, and are also available upon written request directed to Corporate Secretary, Brown & Brown, Inc., 220 South Ridgewood Avenue, Daytona Beach, Florida 32114, or by telephone to (386)-239-5752. Any approved amendments to, or waiver of, any provision of the Code of Business Conduct and Ethics will be posted on our website at the above address.

ITEM 11.	Executive Compensation.

The information required by this item is incorporated herein by reference to the 2015 Proxy Statement under the heading “Executive Compensation.”

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the 2015 Proxy Statement under the heading “Security Ownership of Management and Certain Beneficial Owners.”

Information regarding equity compensation plans required by this item is included in Item 5 of Part II of this report and is incorporated into this item by reference.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the 2015 Proxy Statement under the heading “Management—Certain Relationships and Related Transactions.”

ITEM 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to the 2015 Proxy Statement under the heading “Fees Paid to Deloitte & Touche LLP.”

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Report:

1. Financial statements

Reference is made to the information set forth in Part II, Item 8 of this Report, which information is incorporated by reference.

2. Consolidated Financial Statement Schedules.

All required Financial Statement Schedules are included in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

3. Exhibits

The following exhibits are filed as a part of this Report:

3.1	Articles of Amendment to Articles of Incorporation (adopted April 24, 2003) (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 2003), and Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 1999).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on March 2, 2012).

4.1	Indenture, dated as of September 18, 2014, between the Registrant and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Form 8-K filed on September 18, 2014).

4.2	First Supplemental Indenture, dated as of September 18, 2014, between the Registrant and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to Form 8-K filed on September 18, 2014).

4.3	Form of the Registrant’s 4.200% Notes due 2024 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on September 18, 2014).

10.1	Lease of the Registrant for office space at 220 South Ridgewood Avenue, Daytona Beach, Florida dated August 15, 1987 (incorporated by reference to Exhibit 10a(3) to Form 10-K for the year ended December 31,1993), as amended by Letter Agreement dated June 26, 1995; First Amendment to Lease dated August 2, 1999; Second Amendment to Lease dated December 11, 2001; Third Amendment to Lease dated August 8, 2002; Fourth Amendment to Lease dated October 26, 2004 (incorporated by reference to Exhibit 10.2(a) to Form 10-K for the year ended December 31, 2005); Fifth Amendment to Lease dated 2006 (incorporated by reference to Exhibit 10.1(a) to Form 10-K for the year ended December 31, 2010); Sixth Amendment to Lease dated August 17, 2009 (incorporated by reference to Exhibit 10.1(a) to Form 10-K for the year ended December 31, 2010); Seventh Amendment to Lease dated March 25, 2011 (incorporated by reference to Exhibit 10.1(a) to Form 10-K for the year ended December 31, 2012); Eighth Amendment to Lease dated April 16, 2012 (incorporated by reference to Exhibit 10.1(a) to Form 10-K for the year ended December 31, 2012); and Ninth Amendment to Lease dated December 5, 2012 (incorporated by reference to Exhibit 10.1(a) to Form 10-K for the year ended December 31, 2012).

10.2	Indemnity Agreement dated January 1, 1979, among the Registrant, Whiting National Management, Inc., and Pennsylvania Manufacturers’ Association Insurance Company (incorporated by reference to Exhibit 10g to Registration Statement No. 33-58090 on Form S-4).

10.3	Agency Agreement dated January 1, 1979 among the Registrant, Whiting National Management, Inc., and Pennsylvania Manufacturers’ Association Insurance Company (incorporated by reference to Exhibit 10h to Registration Statement No.33-58090 on Form S-4).

10.4(a)	Employment Agreement, dated and effective as of July 1, 2009 between the Registrant and J. Hyatt Brown (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2009).

10.4(b)	Employment Agreement, dated as of October 8, 1996, between the Registrant and J. Powell Brown (incorporated by reference to Exhibit 10.4(c) to Form 10-K for the year ended December 31, 2007).

10.4(c)	Employment Agreement, dated as of August 1, 1994, between the Registrant and Cory T. Walker (incorporated by reference to Exhibit 10.4(f) to Form 10-K for the year ended December 31, 2009).

10.4(d)	Employment Agreement, dated as of October 27, 1997, between the Registrant and Charles H. Lydecker (incorporated by reference to Exhibit 10.4(g) to Form 10-K for the year ended December 31, 2012).

10.4(e)	Employment Agreement, dated as of June 1, 2009, between the Registrant and Anthony Strianese (incorporated by reference to Exhibit 10.4(h) to Form 10-K for the year ended December 31, 2012).

10.4(f)	Transition Agreement, dated as of November 7, 2013, between the Registrant and Cory T. Walker (incorporated by reference to Exhibit 10.4(i) to Form 10-K for the year ended December 31, 2013).

10.4(g)	Executive Employment Agreement, effective as of February 17, 2014, between the Registrant and R. Andrew Watts (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2014).

10.4(h)	Transition Equity Bonus Performance-Triggered Stock Grant Agreement, effective as of February 17, 2014, between the Registrant and R. Andrew Watts (incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended March 31, 2014).

10.4(i)	Form of Employment Agreement (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2014).

10.5	Registrant’s 2000 Incentive Stock Option Plan for Employees (incorporated by reference to Exhibit 4 to Registration Statement No. 333-43018 on Form S-8 filed on August 3, 2000).

10.6(a)	Registrant’s Stock Performance Plan (incorporated by reference to Exhibit 4 to Registration Statement No. 333-14925 on Form S-8 filed on October 28, 1996).

10.6(b)	Registrant’s Stock Performance Plan as amended, effective January 23, 2008 (incorporated by reference to Exhibit 10.6(b) to Form 10-K for the year ended December 31, 2007).

10.6(c)	Registrant’s Stock Performance Plan as amended, effective July 21, 2009 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2009).

10.7	Registrant’s 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2010).

10.8(a)	Form of Performance-Based Stock Grant Agreement under 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended December 31, 2010).

10.8(b)	Form of Performance-Triggered Stock Grant Agreement under 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 8, 2013).

10.9	Amended and Restated Revolving and Term Loan Credit Agreement dated as of January 9, 2012 by and between the Registrant and SunTrust Bank (incorporated by reference to Exhibit 10.17 to Form 10-K for the year ended December 31, 2011).

10.10	Promissory Note dated January 9, 2012, by and between Registrant and JPMorgan Chase Bank, N.A (incorporated by reference to Exhibit 10.18 to Form 10-K for the year ended December 31, 2011).

10.11	Letter Agreement dated January 9, 2012 by and between Registrant and JPMorgan Chase Bank, N.A (incorporated by reference to Exhibit 10.19 to Form 10-K for the year ended December 31, 2011).

10.12	Term Loan Agreement dated as of January 26, 2012 by and between the Registrant and JPMorgan Chase Bank, N.A (incorporated by reference to Exhibit 10.20 to Form 10-K for the year ended December 31, 2011).

10.13	Merger Agreement, dated December 15, 2011, among the Registrant, Pacific Merger Corp., a wholly-owned subsidiary of the Registrant, Arrowhead General Insurance Agency Superholding Corporation, and Spectrum Equity Investors V, L.P. (incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended December 31, 2011).

10.14	Merger Agreement, dated May 21, 2013, among Brown & Brown, Inc., Brown & Brown Merger Co., Beecher Carlson Holdings, Inc., and BC Sellers’ Representative LLC, solely in its capacity as the representative of Beecher’s shareholders (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2013).

10.15	Agreement and Plan of Merger by and among The Wright Insurance Group, LLC, the Registrant, Brown & Brown Acquisition Group, LLC and Teiva Securityholders Representative, LLC, solely in its capacity as the Representative dated January 15, 2014 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2014).

10.16	Credit Agreement dated as of April 16, 2014, among the Registrant, JPMorgan Chase Bank, N.A., Bank of America, N.A., Royal Bank of Canada and SunTrust Bank (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2014).

21	Subsidiaries of the Registrant.

23	Consent of Deloitte & Touche LLP.

24	Powers of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROWN & BROWN, INC. Registrant

Date: February 27, 2015	By:	/s/ J. Powell Brown
J. Powell Brown
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ J. Powell Brown J. Powell Brown	Director; President and Chief Executive Officer (Principal Executive Officer)	February 27, 2015

/s/ R. Andrew Watts R. Andrew Watts	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 27, 2015

* J. Hyatt Brown	Chairman of the Board	February 27, 2015

* Samuel P. Bell, III	Director	February 27, 2015

* Hugh M. Brown	Director	February 27, 2015

* Bradley Currey, Jr.	Director	February 27, 2015

* Theodore J. Hoepner	Director	February 27, 2015

* James S. Hunt	Director	February 27, 2015

* Toni Jennings	Director	February 27, 2015

* Timothy R.M. Main	Director	February 27, 2015

* H. Palmer Proctor, Jr.	Director	February 27, 2015

* Wendell Reilly	Director	February 27, 2015

* Chilton D. Varner	Director	February 27, 2015

*By:	/s/ Robert W. Lloyd
Robert W. Lloyd Attorney-in-Fact