Form 10-Q
period 2015-03-31
BROWN & BROWN INC
filed 2015-05-11
CIK 79282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s common stock, $.10 par value, outstanding as of May 5, 2015 was 140,845,547

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

•	Exposure units, and premium rates set by insurance companies which have traditionally varied and are difficult to predict;

•	Our ability to forecast liquidity needs through at least the end of 2015;

•	Our ability to renew or replace expiring leases;

•	Outcomes of existing or future legal proceedings and governmental investigations;

•	Policy cancellations, which can be unpredictable;

•	Potential changes to the tax rate that would affect the value of deferred tax assets and liabilities and the impact on income available for investment or distributable to shareholders;

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

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)
BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands, except per share data)	For the three months ended March 31,
	2015	2014
REVENUES
Commissions and fees	$403,781	$362,007
Investment income	220	103
Other income, net	297	1,484
Total revenues	404,298	363,594
EXPENSES
Employee compensation and benefits	205,305	184,110
Non-cash stock-based compensation	6,357	7,515
Other operating expenses	61,093	52,461
Gain on disposal	(257)	—
Amortization	21,625	17,876
Depreciation	5,183	4,640
Interest	9,851	4,072
Change in estimated acquisition earn-out payables	1,363	6,083
Total expenses	310,520	276,757
Income before income taxes	93,778	86,837
Income taxes	36,827	34,422
Net income	$56,951	$52,415
Net income per share:
Basic	$0.40	$0.36
Diluted	$0.39	$0.36
Dividends declared per share	$0.11	$0.10
See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except per share data)	March 31, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$340,731	$470,048
Restricted cash and investments	284,809	259,769
Short-term investments	10,867	11,157
Premiums, commissions and fees receivable	431,155	424,547
Reinsurance recoverable	13,092	13,028
Prepaid reinsurance premiums	291,037	320,586
Deferred income taxes	13,906	25,431
Other current assets	47,761	45,542
Total current assets	1,433,358	1,570,108
Fixed assets, net	83,220	84,668
Goodwill	2,487,791	2,460,611
Amortizable intangible assets, net	774,913	784,642
Investments	18,786	19,862
Other assets	40,874	36,567
Total assets	$4,838,942	$4,956,458
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Premiums payable to insurance companies	$587,387	$568,184
Losses and loss adjustment reserve	13,092	13,028
Unearned premiums	291,037	320,586
Premium deposits and credits due customers	80,419	83,313
Accounts payable	82,912	57,261
Accrued expenses and other liabilities	127,100	181,156
Current portion of long-term debt	27,500	45,625
Total current liabilities	1,209,447	1,269,153
Long-term debt	1,146,010	1,152,846
Deferred income taxes, net	336,597	341,497
Other liabilities	85,426	79,217
Shareholders’ Equity:
Common stock, par value $0.10 per share; authorized 280,000 shares; issued 145,866 shares and outstanding 140,814 shares at 2015, issued 145,871 shares and outstanding 143,486 shares at 2014	14,587	14,587
Additional paid-in capital	397,498	405,982
Treasury stock, at cost 5,053 and 2,385 shares at 2015 and 2014, respectively	(160,025)	(75,025)
Retained earnings	1,809,367	1,768,201
Accumulated other comprehensive income, net of tax effect of $35 at 2015, of $0 at 2014	35	—
Total shareholders’ equity	2,061,462	2,113,745
Total liabilities and shareholders’ equity	$4,838,942	$4,956,458
See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS(UNAUDITED)

	For the three months ended March 31,
(in thousands)	2015	2014
Cash flows from operating activities:
Net income	$56,951	$52,415
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	21,625	17,876
Depreciation	5,183	4,640
Non-cash stock-based compensation	6,357	7,515
Change in estimated acquisition earn-out payables	1,363	6,083
Deferred income taxes	6,625	10,706
Amortization of debt discount	39	—
Income tax benefit from exercise of shares from the stock benefit plans	(1,783)	(2,258)
Net gain on sales of investments, fixed assets and customer accounts	(190)	(656)
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Restricted cash and investments (increase)	(25,040)	(2,863)
Premiums, commissions and fees receivable (increase)	(5,126)	(8,172)
Reinsurance recoverables (increase)	(64)	—
Prepaid reinsurance premiums decrease	29,549	—
Other assets (increase) decrease	(6,650)	128
Premiums payable to insurance companies increase (decrease)	18,538	(2,120)
Premium deposits and credits due customers (decrease) increase	(2,894)	10,436
Losses and loss adjustment reserve increase	64	—
Unearned premiums (decrease)	(29,549)	—
Accounts payable increase	32,019	31,100
Accrued expenses and other liabilities (decrease)	(54,100)	(50,959)
Other liabilities (decrease)	(2,215)	(6,726)
Net cash provided by operating activities	50,702	67,145
Cash flows from investing activities:
Additions to fixed assets	(3,727)	(4,727)
Payments for businesses acquired, net of cash acquired	(36,195)	(1,013)
Proceeds from sales of fixed assets and customer accounts	3,712	829
Purchases of investments	(7,719)	(5,421)
Proceeds from sales of investments	9,126	5,078
Net cash used in investing activities	(34,803)	(5,254)
Cash flows from financing activities:
Payments on acquisition earn-outs	(4,590)	(615)
Payments on long-term debt	(25,000)	—
Income tax benefit from exercise of shares from the stock benefit plans	1,783	2,258
Issuances of common stock for employee stock benefit plans	500	720
Repurchase stock benefit plan shares for employees to fund tax withholdings	(2,124)	(2,643)
Purchase of treasury stock	(85,000)	—
Prepayment of accelerated share repurchase program	(15,000)	—
Cash dividends paid	(15,785)	(14,546)
Net cash used in financing activities	(145,216)	(14,826)
Net (decrease) increase in cash and cash equivalents	(129,317)	47,065
Cash and cash equivalents at beginning of period	470,048	202,952
Cash and cash equivalents at end of period	$340,731	$250,017
See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1· Nature of Operations
Brown & Brown, Inc., a Florida corporation, and its subsidiaries (collectively, “Brown & Brown” or the “Company”) is a diversified insurance agency, wholesale brokerage, insurance programs and services organization that markets and sells to its customers insurance products and services, primarily in the property and casualty area. Brown & Brown’s business is divided into four reportable segments: the Retail Segment, which provides a broad range of insurance products and services to commercial, public entity, professional and individual customers; the National Programs Segment, acting as a managing general agent (“MGA”), provides professional liability and related package products for certain professionals, flood coverage and targeted products and services designated for specific industries, trade groups, governmental entities and market niches, all of which are delivered through nationwide networks of independent agents, and markets; the Wholesale Brokerage Segment markets and sells excess and surplus commercial insurance, primarily through independent agents and brokers, including Brown & Brown Retail offices; and the Services Segment, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare Set-aside services, Social Security disability and Medicare benefits advocacy services, and catastrophe claims adjusting services. In addition, as the result of our acquisition of The Wright Insurance Group, LLC (“Wright”), in May 2014, we own a flood insurance carrier, Wright National Flood Insurance Company (“Wright Flood”), that is a Wright subsidiary. Wright Flood's business consists of policies written pursuant to the National Flood Insurance Program (“NFIP”), the program administered by the Federal Emergency Management Agency (“FEMA”), and several excess flood insurance policies which are fully reinsured.
NOTE 2· Basis of Financial Reporting
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
The preparation of these financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosures of contingent assets and liabilities, at the date of the Consolidated Financial Statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.
Segment results for prior periods have been recast to reflect the current year segmental structure. Certain reclassifications have been made to the prior-year amounts reported in this quarterly report on Form 10-Q in order to conform to the current-year presentation.
Recently Issued Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." ("ASU 2015-03") requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, and not recorded as separate assets. This update is effective for reporting periods beginning after December 15, 2015, and is to be applied on a retrospective basis. The Company plans to adopt ASU 2015-03 in the first quarter of 2016. As the Company's debt issuance costs are not material, implementation of this update is not expected to have a material impact on the Company's consolidated financial statements.

In August 2014, FASB issued ASU 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” (“ASU 2014-15”), which addresses management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for fiscal years beginning after December 15, 2016 and for interim periods within those fiscal years, with early adoption permitted. The Company does not expect to early adopt this guidance and it believes the adoption of this guidance will not have an impact on the Condensed Consolidated Financial Statements.
In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company beginning January 1, 2017 and, at that time the Company may adopt the new standard under the full retrospective approach or the modified retrospective approach. Early adoption is not permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s Condensed Consolidated Financial Statements.
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

	For the three months ended March 31,
(in thousands, except per share data)	2015	2014
Net income	$56,951	$52,415
Net income attributable to unvested awarded performance stock	(1,363)	(1,376)
Net income attributable to common shares	$55,588	$51,039
Weighted average number of common shares outstanding – basic	142,777	145,429
Less unvested awarded performance stock included in weighted average number of common shares outstanding – basic	(3,417)	(3,819)
Weighted average number of common shares outstanding for basic earnings per common share	139,360	141,610
Dilutive effect of stock options	2,127	1,699
Weighted average number of shares outstanding – diluted	141,487	143,309
Net income per share:
Basic	$0.40	$0.36
Diluted	$0.39	$0.36
NOTE 4· Business Combinations
During the three months ended March 31, 2015, Brown & Brown acquired the assets and assumed certain liabilities of three insurance intermediaries and two books of business (customer accounts). Additionally, miscellaneous adjustments were recorded to the purchase price allocation of certain prior acquisitions completed within the last twelve months as permitted by Accounting Standards Codification Topic 805 — Business Combinations (“ASC 805”). All of these acquisitions were acquired primarily to expand Brown & Brown’s core business and to attract and hire high-quality individuals. The recorded purchase price for all acquisitions consummated after January 1, 2009 included an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations will be recorded in the Condensed Consolidated Statement of Income when incurred.

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
Based on the acquisition date and the complexity of the underlying valuation work, certain amounts included in the Company’s Condensed Consolidated Financial Statements may be provisional and thus subject to further adjustments within the permitted measurement period, as defined in ASC 805. For the three months ended March 31, 2015, several adjustments were made within the permitted measurement period that resulted in a decrease in the aggregate purchase price of the affected acquisitions of $634,680 relating to the assumption of certain liabilities.
Cash paid for acquisitions were $36.2 million and $1.0 million in the three-month periods ended March 31, 2015 and 2014, respectively. We completed three acquisitions (excluding book of business purchases) in the three-month period ended March 31, 2015. We completed one acquisition (excluding book of business purchases) in the three-month period ended March 31, 2014.
The following table summarizes the purchase price allocation made as of the date of each acquisition for current year acquisitions and adjustments made during the measurement period for prior year acquisitions:

(in thousands)
Name	Business Segment	Effective Date of Acquisition	Cash Paid	Other Payable	Recorded Earn-Out Payable	Net Assets Acquired	Maximum Potential Earn- Out Payable
Liberty Insurance Brokers, Inc. and Affiliates (Liberty)	Retail	February 1, 2015	$12,000	$—	$1,436	$13,436	$3,750
Spain Agency, Inc.	Retail	March 1, 2015	20,681	—	2,750	23,431	9,162
Other	Various	Various	3,514	5	1,467	4,986	2,000
Total			$36,195	$5	$5,653	$41,853	$14,912
The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition:

(in thousands)	Liberty	Spain Agency, Inc.	Other	Total
Other current assets	$2,437	$—	$(445)	$1,992
Fixed assets	40	50	18	108
Goodwill	8,689	16,682	4,047	29,418
Purchased customer accounts	4,289	6,715	1,423	12,427
Non-compete agreements	24	21	13	58
Total assets acquired	15,479	23,468	5,056	44,003
Other current liabilities	—	(37)	(705)	(742)
Other liabilities	(2,043)	—	635	(1,408)
Total liabilities assumed	(2,043)	(37)	(70)	(2,150)
Net assets acquired	$13,436	$23,431	$4,986	$41,853
The weighted average useful lives for the acquired amortizable intangible assets are as follows: purchased customer accounts, 15 years; and non-compete agreements, 5 years.

Goodwill of $29,418,000 was allocated to the Retail, National Programs and Wholesale Brokerage Segments in the amounts of $26,461,000, $(194,000) and $3,151,000, respectively. Of the total goodwill of $29,418,000, $23,959,000 is currently deductible for income tax purposes and $(194,000) is non-deductible. The remaining $5,653,000 relates to the recorded earn-out payables and will not be deductible until it is earned and paid.
For the acquisitions completed during 2015, the results of operations since the acquisition date have been combined with those of the Company. The total revenues and income before income taxes, including the intercompany cost of capital charge, from the acquisitions completed through March 31, 2015, included in the Condensed Consolidated Statement of Income for the three months ended March 31, 2015, were $1,726,000 and $294,000, respectively. If the acquisitions had occurred as of the beginning of the respective periods, the Company’s results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

(UNAUDITED)	For the three months ended March 31,
(in thousands, except per share data)	2015	2014
Total revenues	$406,379	$367,131
Income before income taxes	$94,463	$87,913
Net income	$57,367	$53,064
Net income per share:
Basic	$0.40	$0.36
Diluted	$0.40	$0.36
Weighted average number of shares outstanding:
Basic	139,360	141,610
Diluted	141,487	143,309
As of March 31, 2015 and 2014, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820-Fair Value Measurement. The resulting additions, payments, and net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the three months ended March 31, 2015 and 2014, were as follows:

	For the three months ended March 31,
(in thousands)	2015	2014
Balance as of the beginning of the period	$75,283	$43,058
Additions to estimated acquisition earn-out payables	5,653	280
Payments for estimated acquisition earn-out payables	(4,590)	(615)
Subtotal	76,346	42,723
Net change in earnings from estimated acquisition earn-out payables:
Change in fair value on estimated acquisition earn-out payables	677	5,603
Interest expense accretion	686	480
Net change in earnings from estimated acquisition earn-out payables	1,363	6,083
Balance as of March 31, 2015	$77,709	$48,806
Of the $77.7 million estimated acquisition earn-out payables as of March 31, 2015, $29.3 million was recorded as accounts payable and $48.4 million was recorded as other non-current liabilities.
NOTE 5· Goodwill
Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The Company completed its most recent annual assessment as of November 30, 2014, and identified no impairment as a result of the evaluation.

The changes in the carrying value of goodwill by reportable segment for the three months ended March 31, 2015 are as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Total
Balance as of January 1, 2015	$1,231,869	$886,095	$222,356	$120,291	$2,460,611
Goodwill of acquired businesses	26,461	(194)	3,151	—	29,418
Goodwill disposed of relating to sales of businesses	—	(2,238)	—	—	(2,238)
Balance as of March 31, 2015	$1,258,330	$883,663	$225,507	$120,291	$2,487,791
NOTE 6· Amortizable Intangible Assets
Amortizable intangible assets at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015				December 31, 2014
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (Years)(1)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (Years)(1)
Purchased customer accounts	$1,365,525	$(593,742)	$771,783	15.0	$1,355,550	$(574,285)	$781,265	14.9
Non-compete agreements	29,193	(26,063)	3,130	6.8	29,139	(25,762)	3,377	6.8
Total	$1,394,718	$(619,805)	$774,913		$1,384,689	$(600,047)	$784,642

(1)	Weighted average life calculated as of the date of acquisition.
Amortization expense for amortizable intangible assets for the years ending December 31, 2015, 2016, 2017, 2018 and 2019 is estimated to be $86.6 million, $82.2 million, $79.3 million, $74.1 million, and $69.5 million, respectively.

NOTE 7· Long-Term Debt
Long-term debt at March 31, 2015 and December 31, 2014 consisted of the following:

(in thousands)	2015	2014
Current portion of long-term debt:
Current portion of 5-year term loan facility expires 2019	$27,500	$20,625
5.370% senior notes, Series D, quarterly interest payments, balloon due 2015	—	25,000
Total current portion of long-term debt	27,500	45,625
Long-term debt:
Note agreements:
5.660% senior notes, Series C, semi-annual interest payments, balloon due 2016	25,000	25,000
4.500% senior notes, Series E, quarterly interest payments, balloon due 2018	100,000	100,000
4.200% senior notes, semi-annual interest payments, balloon due 2024	498,510	498,471
Total notes	623,510	623,471
Credit agreements:
5-year term-loan facility, periodic interest and principal payments, currently LIBOR plus 1.375%, expires May 20, 2019	522,500	529,375
5-year revolving-loan facility, periodic interest payments, currently LIBOR plus 1.175%, plus commitment fees of 0.20%, expires May 20, 2019	—	—
Revolving credit loan, quarterly interest payments, LIBOR plus up to 1.40% and availability fee up to 0.25%, expires December 31, 2016	—	—
Total credit agreements	522,500	529,375
Total long-term debt	1,146,010	1,152,846
Current portion of long-term debt	27,500	45,625
Total debt	$1,173,510	$1,198,471
On December 22, 2006, the Company entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). The initial issuance of notes under the Master Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.66% per year. On February 1, 2008, $25.0 million in Series D Senior Notes due January 15, 2015, with a fixed interest rate of 5.37% per year, were issued. On September 15, 2011, and pursuant to a Confirmation of Acceptance (the “Confirmation”), dated January 21, 2011, in connection with the Master Agreement, $100.0 million in Series E Senior Notes were issued and are due September 15, 2018, with a fixed interest rate of 4.50% per year. The Series E Senior Notes were issued for the sole purpose of retiring existing senior notes. On January 15, 2015 the Series D Notes were redeemed at maturity using cash proceeds to pay off the principal of $25.0 million plus any remaining accrued interest. As of March 31, 2015, there was an outstanding debt balance issued under the provisions of the Master Agreement of $125.0 million.
On July 1, 2013, in conjunction with the acquisition of Beecher Carlson Holdings, Inc., the Company entered into: (1) a revolving loan agreement (the “Wells Fargo Agreement”) with Wells Fargo Bank, N.A. that provided for a $50.0 million revolving line of credit (the “Wells Fargo Revolver”). The maturity date for the Wells Fargo Revolver is December 31, 2016, at which time all outstanding principal and unpaid interest will be due. On April 16, 2014, in connection with the signing of the Credit Facility (as defined below) an amendment to the agreement was established to reduce the total revolving loan commitment from $50.0 million to $25.0 million. The Wells Fargo Revolver may be increased by up to $50.0 million (bringing the total amount available to $75.0 million). The calculation of interest and fees for the Wells Fargo Agreement is generally based on the Company’s funded debt-to-EBITDA ratio. Interest is charged at a rate equal to 1.00% to 1.40% above LIBOR or 1.00% below the Base Rate, each as more fully described in the Wells Fargo Agreement. Fees include an up-front fee, an availability fee of 0.175% to 0.25%, and a letter of credit margin fee of 1.00% to 1.40%. The obligations under the Wells Fargo Revolver are unsecured and the Wells Fargo Agreement includes various covenants, limitations and events of default that are customary for similar facilities for similar borrowers. There were no borrowings against the Wells Fargo Revolver as of March 31, 2015 and December 31, 2014.

On October 12, 2012, the Company entered into a Master Note Facility Agreement (the “New Master Agreement”) with another national insurance company (the “New Purchaser”). The New Master Agreement provides for a $125.0 million private uncommitted “shelf” facility for the issuance of unsecured senior notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten years, as the parties may determine. The New Master Agreement includes various covenants, limitations, and events of default similar to the Master Agreement. At March 31, 2015 and December 31, 2014, there were no borrowings against this facility.
On April 17, 2014, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A. as administrative agent and certain other banks as co-syndication agents and co-documentation agents (the “Credit Agreement”). The Credit Agreement in the amount of $1,350.0 million provides for an unsecured revolving credit facility (the “Credit Facility”) in the initial amount of $800.0 million and unsecured term loans in the initial amount of $550.0 million, either or both of which may, subject to lenders’ discretion, potentially be increased by up to $500.0 million. The Credit Facility was funded on May 20, 2014 in conjunction with the closing of the Wright acquisition, with the $550.0 million term loan being funded as well as a drawdown of $375.0 million on the revolving loan facility. Use of these proceeds was to retire existing term loan debt and to facilitate the closing of the Wright acquisition as well as other acquisitions. The Credit Facility terminates on May 20, 2019, but either or both of the revolving credit facility and the term loans may be extended for two additional one-year periods at the Company’s request and at the discretion of the respective lenders. Interest and facility fees in respect to the Credit Facility are based on the better of the Company’s net debt leverage ratio or a non-credit enhanced senior unsecured long-term debt rating. Based on the Company’s net debt leverage ratio, the rates of interest charged on the term loan are 1.00% to 1.75% and the revolving loan is 0.85% to 1.50% above the adjusted LIBOR rate for outstanding amounts drawn. There are fees included in the facility which include a facility fee based on the revolving credit commitments of the lenders (whether used or unused) at a rate of ) 0.15% to 0.25% and letter of credit fees based on the amounts of outstanding secured or unsecured letters of credit. The Credit Facility includes various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers. As of March 31, 2015 and December 31, 2014, there was an outstanding debt balance issued under the provisions of the Credit Facility in total of $550.0 million with no borrowings outstanding relative to the revolving loan. Per the terms of the agreement, the first principal payment of $6.9 million is due on June 30, 2015.
On September 18, 2014, the Company issued $500.0 million of 4.200% unsecured senior notes due in 2024. The senior notes were given investment grade ratings of BBB-/Baa3 with a stable outlook. The notes are subject to certain covenant restrictions and regulations which are customary for credit rated obligations. At the time of funding, the proceeds were offered at a discount of the original note amount which also excluded an underwriting fee discount. The net proceeds received from the issuance were used to repay the outstanding balance of $475.0 million on the revolving Credit Facility and for other general corporate purposes. As of March 31, 2015 and December 31, 2014 there was an outstanding debt balance of $500.0 million.
The Master Agreement, Wells Fargo Agreement and the Credit Agreement all require the Company to maintain certain financial ratios and comply with certain other covenants. The Company was in compliance with all such covenants as of March 31, 2015 and December 31, 2014.
The 30-day Adjusted LIBOR Rate as of March 31, 2015 was 0.19%.
NOTE 8· Supplemental Disclosures of Cash Flow Information and Non-Cash Financing and Investing Activities

	For the three months ended March 31,
(in thousands)	2015	2014
Cash paid during the period for:
Interest	$14,899	$5,230
Income taxes	$8,004	$1,532

Brown & Brown’s significant non-cash investing and financing activities are summarized as follows:

	For the three months ended March 31,
(in thousands)	2015	2014
Other payable issued for purchased customer accounts	$5	$—
Estimated acquisition earn-out payables and related charges	$5,653	$280
Notes received on the sale of fixed assets and customer accounts	$362	$131
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
Wright National Flood Insurance Company (“Wright Flood”), a wholly-owned subsidiary acquired by the Company effective May 2014, is engaged in litigation in New York and New Jersey arising out of its claims handling procedures during Superstorm Sandy, which affected the northeastern United States in October 2012. The claims in litigation involve theories of an alleged fraudulent scheme by third party engineering firms engaged by Wright Flood and other Write Your Own flood insurance carriers to underpay claimants.  Based upon currently available information, the Company does not believe it is reasonably possible that these claims by themselves would be material to the Company’s results of operations or would have a material adverse effect on the Company’s financial position or liquidity.
Although the ultimate outcome of such matters cannot be ascertained and liabilities in indeterminate amounts may be imposed on Brown & Brown, Inc. or its subsidiaries, on the basis of present information and the availability of insurance and legal advice, it is the opinion of management that the disposition or ultimate determination of such claims will not have a material adverse effect on the Company’s consolidated financial position. However, as (i) one or more of the Company’s insurance carriers could take the position that portions of these claims are not covered by the Company’s insurance, (ii) to the extent that payments are made to resolve claims and lawsuits, applicable insurance policy limits are eroded, and (iii) the claims and lawsuits relating to these matters are continuing to develop, it is possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by the unfavorable resolution of these matters.

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
Brown & Brown conducts all of its operations within the United States of America, except for one wholesale brokerage operation based in London, England, and retail operations in Bermuda and the Cayman Islands. These operations earned $2.7 million and $2.4 million of total revenues for the three months ended March 31, 2015 and 2014, respectively. Long-lived assets held outside of the United States during the three months ended March 31, 2015 and 2014 were not material.
The accounting policies of the reportable segments are the same as those described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The Company evaluates the performance of its segments based upon revenues and income before income taxes. Inter-segment revenues are eliminated.
Summarized financial information concerning the Company’s reportable segments is shown in the following table. The “Other” column includes any income and expenses not allocated to reportable segments and corporate-related items, including the inter-company interest expense charge to the reporting segment.

	For the three months ended March 31, 2015
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$218,344	$99,555	$51,828	$34,788	$(217)	$404,298
Investment income	$22	$45	$72	$—	$81	$220
Amortization	$10,934	$7,235	$2,423	$1,023	$10	$21,625
Depreciation	$1,642	$1,766	$563	$530	$682	$5,183
Interest expense	$10,158	$14,955	$229	$1,599	$(17,090)	$9,851
Income before income taxes	$47,009	$9,476	$14,484	$4,502	$18,307	$93,778
Total assets	$3,305,917	$2,407,695	$858,149	$300,155	$(2,032,974)	$4,838,942
Capital expenditures	$1,424	$1,489	$451	$240	$123	$3,727

	For the three months ended March 31, 2014
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$205,470	$76,675	$50,001	$31,642	$(194)	$363,594
Investment income	$16	$5	$4	$2	$76	$103
Amortization	$10,269	$3,864	$2,676	$1,057	$10	$17,876
Depreciation	$1,593	$1,489	$619	$463	$476	$4,640
Interest expense	$10,745	$5,442	$386	$1,970	$(14,471)	$4,072
Income before income taxes	$41,217	$16,944	$10,747	$2,769	$15,160	$86,837
Total assets	$3,057,253	$1,376,590	$877,555	$276,219	$(1,913,328)	$3,674,289
Capital expenditures	$2,116	$1,889	$287	$291	$144	$4,727

NOTE 11· Investments
At March 31, 2015, the Company’s amortized cost and fair values of fixed maturity securities are summarized as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities, obligations of U.S. Government agencies and Municipals	$10,761	$33	$—	$10,794
Foreign government	50	1	—	51
Corporate debt	5,725	32	(1)	5,756
Short duration fixed income fund	2,155	30	—	2,185
Total	$18,691	$96	$(1)	$18,786
The following table shows the investments’ gross unrealized loss and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2015:

(in thousands)	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt	$1,178	$1	$—	$—	$1,178	$1
Total	$1,178	$1	$—	$—	$1,178	$1
The unrealized losses from corporate issuers were caused by interest rate increases. At March 31, 2015, the Company had 39 securities in an unrealized loss position. The contractual cash flows of the U.S. Treasury Securities and obligations of the U.S. Government agencies investments are either guaranteed by the U.S. Government or an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. The corporate securities are highly rated securities with no indicators of potential impairment. Based on the ability and intent of the Company to hold these investments until recovery of fair value, which may be maturity, the bonds were not considered to be other-than-temporarily impaired at March 31, 2015.
At December 31, 2014, the Company’s amortized cost and fair values of fixed maturity securities are summarized as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities, obligations of U.S. Government agencies and Municipals	$10,774	$7	$(1)	$10,780
Foreign government	50	—	—	50
Corporate debt	5,854	9	(11)	5,852
Short duration fixed income fund	3,143	37		3,180
Total	$19,821	$53	$(12)	$19,862

The following table shows the investments’ gross unrealized loss and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2014:

(in thousands)	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities, obligations of U.S. Government agencies and Municipals	$3,994	$1	$—	$—	$3,994	$1
Foreign Government	$50	$—			$50	$—
Corporate debt	$4,439	$11	$—	$—	$4,439	$11
Total	$8,483	$12	$—	$—	$8,483	$12
The unrealized losses from corporate issuers were caused by interest rate increases. At December 31, 2014, the Company had 38 securities in an unrealized loss position. The contractual cash flows of the U.S. Treasury Securities and obligations of the U.S. Government agencies investments are either guaranteed by the U.S. Government or an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. The corporate securities are highly rated securities with no indicators of potential impairment. Based on the ability and intent of the Company to hold these investments until recovery of fair value, which may be maturity, the bonds were not considered to be other-than-temporarily impaired at December 31, 2014.
The amortized cost and estimated fair value of the fixed maturity securities at March 31, 2015 by contractual maturity are set forth below:

(in thousands)	Amortized Cost	Fair Value
Years to maturity:
Due in one year or less	$8,134	$8,137
Due after one year through five years	10,227	10,304
Due after five years through ten years	330	345
Total	$18,691	$18,786
The amortized cost and estimated fair value of the fixed maturity securities at December 31, 2014 by contractual maturity are set forth below:

(in thousands)	Amortized Cost	Fair Value
Years to maturity:
Due in one year or less	$5,628	$5,628
Due after one year through five years	13,863	13,897
Due after five years through ten years	330	337
Total	$19,821	$19,862
The expected maturities in the foregoing table may differ from the contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalty.
Proceeds from sales of the Company’s investment in fixed maturity securities were $0.1 million including maturities from the period January 1, 2015 to March 31, 2015. There were no gains and losses realized on those sales for the period from January 1, 2015 to March 31, 2015.
Realized gains and losses are reported on the consolidated statements of income and comprehensive income, with the cost of securities sold determined on a specific identification basis.
At March 31, 2015, investments with a fair value of approximately $4.1 million were on deposit with the state insurance departments to satisfy regulatory requirements.

NOTE 12· Losses and Loss Adjustment Reserve
Although the reinsurers are liable to the Company for amounts reinsured, Wright Flood remains primarily liable to its policyholders for the full amount of the policies written whether or not the reinsurers meet their obligations to Wright Flood when they become due. The effects of reinsurance on premiums written and earned are as follows:

(in thousands)	Period from January 1, 2015 to March 31, 2015
	Written	Earned
Direct premiums	$123,113	$152,645
Assumed premiums	—	17
Ceded premiums	123,110	152,659
Net premiums	$3	$3
All premiums written by Wright Flood under the National Flood Insurance Program are 100% ceded to FEMA, for which Wright Flood received a 30.8% expense allowance from January 1, 2015 through March 31, 2015. For the period from January 1, 2015 through March 31, 2015, the Company ceded $122.9 million of written premiums.
Effective April 1, 2014, Wright Flood is also a party to a quota share agreement whereby it cedes 100% of its gross excess flood premiums, which excludes fees, to Arch Reinsurance Company and receives a 30.5% commission. Wright Flood ceded $0.2 million for the period from January 1, 2015 through March 31, 2015. No loss data exists on this agreement.
Wright Flood also ceded 100% of the Homeowners, Private Passenger Auto Liability, and Other Liability Occurrence to Stillwater Insurance Company formerly known as Fidelity National Insurance Company. This business is in runoff. Therefore, only loss data still exists on this business. As of March 31, 2015, ceded unpaid losses and loss adjustment expenses for Homeowners, Private Passenger Auto Liability and Other Liability Occurrence was $8,698, $69,026 and $5,001, respectively. The incurred but not reported was $102 for Homeowners and $39,424 for Private Passenger Auto Liability.
The reinsurance recoverable balance as of March 31, 2015 was $304.1 million and comprises recoverables on unpaid losses and loss expenses of $13.1 million and prepaid reinsurance premiums of $291.0 million. There was no net activity in the reserve for losses and loss adjustment expense during the period January 1, 2015 through March 31, 2015, as Wright Flood's direct premiums written were 100% ceded to three reinsurers. The balance of the reserve for losses and loss adjustment expense, excluding related reinsurance recoverable, as of March 31, 2015 was $13.1 million.
NOTE 13· Statutory Financial Information
Wright Flood is required to maintain minimum amounts of statutory capital and surplus of $7.5 million as required by regulatory authorities. Wright Flood’s statutory capital and surplus exceeded their respective minimum statutory requirements. The unaudited statutory capital and surplus of Wright Flood was $11.5 million at March 31, 2015. For the period from January 1, 2015 through March 31, 2015, Wright Flood generated statutory net income of $0.6 million.
Immediately before the acquisition of Wright Flood by the Company, Wright Flood issued and paid an extraordinary dividend of $7.0 million to WRM America Intermediate Holding Company, Inc., the former owner of Wright Flood.  That dividend was issued and paid with the prior approval of the Texas Department of Insurance.
NOTE 14· Subsidiary Dividend Restrictions
Under the insurance regulations of Texas, the maximum amount of ordinary dividends that Wright Flood can pay to shareholders in a rolling twelve month period is limited to the greater of 10% of statutory adjusted capital and surplus as shown on Wright Flood’s last annual statement on file with the superintendent of the Texas Department of Insurance or 100% of adjusted net income. As stated in Note 13, an extraordinary dividend of $7.0 million was paid on May 20, 2014, therefore no ordinary dividend may be paid until May 21, 2015. Thereafter, the maximum dividend payout that may be made in 2015 without prior approval is $2.3 million.

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
On March 5, 2015, the Company entered into a second ASR with an investment bank to repurchase an aggregate $100.0 million of the Company’s common stock. As part of the ASR, the Company received an initial delivery of 2,667,992 shares of the Company’s common stock with a fair market value of approximately $85.0 million. The initial delivery of 2,667,992 shares reduced the outstanding shares used to determine the Company’s weighted average shares outstanding for purposes of calculating basic and diluted earnings per share. The remaining $15.0 million of the aggregate repurchase amount was prepaid to the investment bank and is expected to be settled during the second quarter of 2015. As of March 31, 2015, a total of 5,052,820 shares have been repurchased since the first quarter of 2014.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
THE FOLLOWING DISCUSSION UPDATES THE MD&A CONTAINED IN THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014, AND THE TWO DISCUSSIONS SHOULD BE READ TOGETHER.
GENERAL
Company Overview — First Quarter of 2015
The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the related Notes to those Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.
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
The volume of business from new and existing customers, fluctuations in insurable exposure units and changes in general economic and competitive conditions all affect our revenues. For example, level rates of inflation or a general decline in economic activity could limit increases in the values of insurable exposure units. Conversely, the increasing costs of litigation settlements and awards have caused some customers to seek higher levels of insurance coverage. We foster a strong, decentralized sales culture with the goal of consistent, sustained growth over the long term. Historically, our revenues have typically grown as a result of our focus on net new business growth and acquisitions.
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
Certain insurance companies offer guaranteed fixed-base agreements, referred to as “Guaranteed Supplemental Commissions” (“GSCs”) in lieu of profit -sharing contingent commissions. Since GSCs are not subject to the uncertainty of loss ratios, they are accrued throughout the year based on actual premiums written. For the period ending December 31, 2014, we had $7.6 million of GSC revenue accrued and earned $9.9 million of GSCs, most of which were collected in the first quarter of 2015. For the three-month periods ended March 31, 2015 and 2014, we earned and accrued $3.4 million and $2.9 million, respectively, from GSCs.

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
Historically, investment income has consisted primarily of interest earnings on premiums and advance premiums collected and held in a fiduciary capacity before being remitted to insurance companies. Our policy is to invest available funds in high-quality, short-term fixed income investment securities. Investment income also includes gains and losses realized from the sale of investments. Other income primarily reflects legal settlements and other miscellaneous income.
For the three month period ended March 31, 2015, our consolidated internal revenue growth rate was 3.8%. Additionally, each of our four segments recorded positive internal revenue growth for the first quarter of 2015. In the event that the gradual increases in insurable exposure units that occurred in 2013 and 2014 continue into 2015, we believe we will continue to see positive quarterly internal revenue growth rates in 2015, even with rates moderating downward.
Additionally, our profit-sharing contingent commissions and GSCs for the three months ended March 31, 2015 decreased by $1.4 million compared to the first quarter of 2014 primarily as a result of timing related to contingents received by our Proctor Financial business where contingents that have historically been recognized in the first quarter were recognized in the fourth quarter of 2014 as the carrier completed its calculation. Other income decreased by $1.2 million primarily as a result of a reduction in book of business sale gains when compared to the first quarter of 2014.
Income before income taxes in the three month period ended March 31, 2015 increased from the first quarter of 2014 by $6.9 million, primarily as a result of new acquisitions and net new business, partially offset by the incremental interest expense associated with the new Credit Agreement and the inaugural public debt offering, both completed in 2014.
Information Regarding Non-GAAP Measures
In the discussion and analysis of our results of operations, in addition to reporting financial results in accordance with GAAP, we provide information regarding core commissions and fees, core organic commissions and fees, and our internal growth rate, which is the growth rate of our core organic commissions and fees. These measures are not in accordance with, or an alternative to (including any adjusted internal growth rate) the GAAP information provided in this quarterly report on Form 10-Q. Tabular reconciliations of this supplemental non-GAAP financial information to our most comparable GAAP information is contained in this Form 10-Q. We present such non-GAAP supplemental financial information, as we believe such information provides additional meaningful methods of evaluating certain aspects of our operating performance from period to period on a basis that may not be otherwise apparent on a non-GAAP basis. This supplemental financial information should be considered in addition to, not in lieu of, our condensed consolidated financial statements.
Acquisitions
Part of our continuing business strategy is to attract high-quality insurance intermediaries to join our operations. From 1993 through the first quarter of 2015, we acquired 462 insurance intermediary operations, excluding acquired books of business (customer accounts).
Critical Accounting Policies
We have had no changes to our Critical Accounting Policies. We believe that of our significant accounting and reporting policies, the more critical policies include our accounting for revenue recognition, business acquisitions and purchase price allocations, intangible asset impairments and reserves for litigation. In particular, the accounting for these areas requires significant judgments to be made by management. Different assumptions in the application of these policies could result in material changes in our consolidated financial position or consolidated results of operations. Refer to Note 1 in the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2014 on file with the Securities and Exchange Commission (“SEC”) for details regarding our critical and significant accounting policies.

Wright Flood - Superstorm Sandy Claims
Wright National Flood Insurance Company (“Wright Flood”), a wholly owned subsidiary of the Company that participates as a Write Your Own ("WYO") carrier in the National Flood Insurance Program (“NFIP”) administered by the Federal Emergency Management Agency (“FEMA”), is engaged in litigation in New York and New Jersey arising out of its claims handling procedures related to Superstorm Sandy, which affected the northeastern United States in October 2012.  Wright Flood and other WYO carriers have received media and political attention in connection with this litigation, which involve theories of an alleged fraudulent scheme by third-party engineering firms engaged by WYO carriers to underpay claimants.  Based upon currently available information, the Company does not believe it is reasonably possible that these claims by themselves would be material to the Company’s results of operations or would have a material adverse effect on the Company’s financial position or liquidity.  However, with the media and political attention given to these allegations and the inherent unpredictability of litigation, the outcome in certain matters could have a material adverse effect on our results of operations, in particular quarterly or annual periods.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes.
Financial information relating to our Condensed Consolidated Financial Results for the three months ended March 31, 2015 and 2014 is as follows (in thousands, except percentages):

	For the three months ended March 31,
	2015	2014	% Change
REVENUES
Core commissions and fees	$370,470	$327,327	13.2%
Profit-sharing contingent commissions	29,955	31,748	(5.6)%
Guaranteed supplemental commissions	3,356	2,932	14.5%
Investment income	220	103	113.6%
Other income, net	297	1,484	(80.0)%
Total revenues	404,298	363,594	11.2%
EXPENSES
Employee compensation and benefits	205,305	184,110	11.5%
Non-cash stock-based compensation	6,357	7,515	(15.4)%
Other operating expenses	61,093	52,461	16.5%
Gain on disposal	(257)	—	—%
Amortization	21,625	17,876	21.0%
Depreciation	5,183	4,640	11.7%
Interest	9,851	4,072	141.9%
Change in estimated acquisition earn-out payables	1,363	6,083	(77.6)%
Total expenses	310,520	276,757	12.2%
Income before income taxes	93,778	86,837	8.0%
Income taxes	36,827	34,422	7.0%
NET INCOME	$56,951	$52,415	8.7%
Net internal growth rate – core organic commissions and fees	3.8%	(1.6)%
Employee compensation and benefits ratio	50.8%	50.6%
Other operating expenses ratio	15.1%	14.4%
Capital expenditures	$3,727	$4,727
Total assets at March 31	$4,838,942	$3,674,289
Commissions and Fees
Commissions and fees, including profit-sharing contingent commissions and GSCs, for the first quarter of 2015 increased $41.8 million to $403.8 million, or 11.5%, over the same period in 2014. Core commissions and fees revenue for the first quarter of 2015 increased $43.1 million, of which approximately $36.0 million represented core commissions and fees from agencies acquired since the first quarter of 2014. After divested business of $5.0 million, the remaining net increase of $12.1 million represented net new business, which reflects an internal growth rate of 3.8% for core organic commissions and fees. Profit-sharing contingent commissions and GSCs for the first quarter of 2015 decreased by $1.4 million, or 3.9%, from the first quarter of 2014. The net decrease of $1.4 million in the first quarter was mainly driven by a reduction in profit-sharing contingent commissions in the National Programs segment.

Investment Income
Investment income for the three months ended March 31, 2015, increased by $0.1 million over the same period in 2014. This increase was related to additional interest income driven by a higher average cash balance.
Other Income, net
Other income for the three months ended March 31, 2015, was $0.3 million, compared with $1.5 million in the same period in 2014. Other income consists primarily of legal settlements and gains and losses from the sale and disposition of fixed assets. Prior to the adoption of ASU 2014-08 in the fourth quarter of 2014, gains and losses on the sale of businesses or customer accounts were reflected in other income, net. Any such gains or losses are now reflected as net expense items since the adoption of ASU 2014-08. Although we are not in the business of selling customer accounts, we periodically will sell an office or a book of business (one or more customer accounts) that we believe does not produce reasonable margins or demonstrate a potential for growth, or because doing so is in the Company’s best interest. The $1.2 million decrease for the three months ended March 31, 2015 from the comparable period in 2014 was primarily due to prior year book of business sales and the change in where this activity is presented in the financial statements. For comparative purposes, the net decrease year over year was $0.9 million.
Employee Compensation and Benefits
Employee compensation and benefits expense as a percentage of total revenues increased to 50.8% for the three months ended March 31, 2015, from 50.6% for the three months ended March 31, 2014. Employee compensation and benefits for the first quarter of 2015 increased, on a net basis, approximately 11.5%, or $21.2 million, over the same period in 2014. This net increase included $13.4 million of compensation costs related to acquisitions completed since March 2014. Therefore, employee compensation and benefits expense attributable to those offices that existed in the same three-month period ended March 31, 2015 and 2014 increased by $7.8 million or 4.3%. The employee compensation and benefits expense increases in these offices were primarily related to (i) increased profit center bonuses and commissions due to increased revenue and operating profit; (ii) the increased cost of health insurance; and (iii) an increase in staff salaries as we make target investments in our business.
Non-Cash Stock-Based Compensation
The Company has an employee stock purchase plan, and grants stock options and non-vested stock awards under other equity-based plans to its employees. Compensation expense for all share-based awards is recognized in the financial statements based upon the grant-date fair value of those awards. Non-cash stock-based compensation expense for the three months ended March 31, 2015 decreased $1.2 million, or 15.4%, from the same period in 2014. This decrease was the result of: (i) older grants attaining the vesting requirements and therefore being fully expensed in prior periods; (ii) some forfeitures driven by employee turnover along with certain grants not achieving all vesting requirements; and (iii) underlying participation levels.
Other Operating Expenses
As a percentage of total revenues, other operating expenses represented 15.1% in the first quarter of 2015, an increase from the 14.4% reported in the first quarter of 2014. Other operating expenses for the first quarter of 2015 increased $8.6 million, or 16.5%, over the same period of 2014, of which $7.8 million related to acquisitions completed since March 2014. The other operating expenses from those offices that existed in both the three-month periods ended March 31, 2015 and 2014 (including the new acquisitions that “folded into” those offices) increased by $0.8 million, which was primarily attributable to currency movements related to our London-based wholesale subsidiary and investments in software systems upgrades.

Gain on Disposal
Gain on disposal for the first quarter of 2015 increased $0.3 million over the first quarter of 2014. Prior to the adoption of ASU 2014-08 in the fourth quarter of 2014, gains and losses on the sale of businesses or customer accounts were reflected in other income. Although we are not in the business of selling customer accounts, we periodically will sell an office or a book of business (one or more customer accounts) that we believe does not produce reasonable margins or demonstrate a potential for growth, or because doing so is in the Company’s best interest. For the three months ended March 31, 2014 there was $0.9 million of gain reflected in other income related to disposal of businesses or customer accounts.
Amortization
Amortization expense for the first quarter of 2015 increased $3.7 million, or 21.0%, over the first quarter of 2014. This increase is due primarily to the amortization of additional intangible assets as the result of acquisitions completed since March 2014.
Depreciation
Depreciation expense for the first quarter of 2015 increased $0.5 million, or 11.7%, over the first quarter of 2014. This increase is due primarily to the addition of fixed assets resulting from acquisitions completed since March 2014.
Interest Expense
Interest expense for the first quarter of 2015 increased $5.8 million, or 141.9%, over the first quarter of 2014. The 2015 increase is primarily due to the increased debt borrowings from the JPMorgan Credit Facility term loan of $550.0 million at adjusted LIBOR rates (as mentioned in Note 7), which helped fund the Wright acquisition, and the $500.0 million Senior Notes due 2024 at an interest rate of 4.200% which were issued during September 2014.
Change in Estimated Acquisition Earn-Out Payables
Accounting Standards Codification (“ASC”) Topic 805-Business Combinations is the authoritative guidance requiring an acquirer to recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities (with only limited exceptions) upon initially obtaining control of an acquired entity. Additionally, the fair value of contingent consideration arrangements (such as earn-out purchase arrangements) at the acquisition date must be included in the purchase price consideration. As a result, the recorded purchase prices for all acquisitions consummated after January 1, 2009 include an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in these earn-out obligations are required to be recorded in the Consolidated Statement of Income when incurred or reasonably estimated. Estimations of potential earn-out obligations are typically based upon future earnings of the acquired entities, usually for periods ranging from one to three years.
The net charge or credit to the Condensed Consolidated Statement of Income for the period is the combination of the net change in the estimated acquisition earn-out payables balance, and the interest expense imputed on the outstanding balance of the estimated acquisition earn-out payables.
As of March 31, 2015 and 2014, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820-Fair Value Measurement. The resulting net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the three month periods ended March 31, 2015 and 2014 were as follows:

	For the three months ended March 31,
(in thousands)	2015	2014
Change in fair value of estimated acquisition earn-out payables	$677	$5,603
Interest expense accretion	686	480
Net change in earnings from estimated acquisition earn-out payables	$1,363	$6,083

For the three months ended March 31, 2015 and 2014, the fair value of estimated earn-out payables was re-evaluated and increased by $0.7 million and $5.6 million, respectively, which resulted in charges to the Condensed Consolidated Statement of Income. An acquisition is considered to be performing well if its operating profit exceeds the level needed to reach the minimum purchase price. However, a reduction in the estimated acquisition earn-out payable can occur even though the acquisition is performing well, if it is not performing at the level contemplated by our original estimate.
As of March 31, 2015, the estimated acquisition earn-out payables equaled $77.7 million, of which $29.3 million was recorded as accounts payable and $48.4 million was recorded as other non-current liability.
Income Taxes
The effective tax rate on income from operations for the three months ended March 31, 2015 and 2014 was 39.3% and 39.6%, respectively. The lower effective annual tax rates were primarily the result of non-recurring state tax credits utilized in the first quarter of 2015.
RESULTS OF OPERATIONS — SEGMENT INFORMATION
As discussed in Note 10 of the Notes to Condensed Consolidated Financial Statements, we operate four reportable segments: Retail, National Programs, Wholesale Brokerage, and Services. On a segmental basis, increases in amortization, depreciation and interest expenses result from completed acquisitions within a given segment in a particular year. Likewise, other income in each segment primarily reflects net gains primarily reflects legal settlements and miscellaneous income. As such, in evaluating the operational efficiency of a segment, management emphasizes the net internal growth rate of core commissions and fees revenue, the gradual improvement of the ratio of total employee compensation and benefits to total revenues, and the gradual improvement of the ratio of other operating expenses to total revenues.
The internal growth rates for our core organic commissions and fees for the three months ended March 31, 2015 and 2014, by Segment, are as follows (in thousands, except percentages):

2015	For the three months ended March 31,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
	2015	2014
Retail(1)	$196,352	$183,279	$13,073	7.1%	$10,163	$2,910	1.6%
National Programs	93,254	65,020	28,234	43.4%	25,398	2,836	4.4%
Wholesale Brokerage	46,060	42,489	3,571	8.4%	485	3,086	7.3%
Services	34,804	31,510	3,294	10.5%	—	3,294	10.5%
Total core commissions and fees	$370,470	$322,298	$48,172	14.9%	$36,046	$12,126	3.8%
The reconciliation of the above internal growth schedule to the total Commissions and Fees included in the Condensed Consolidated Statements of Income for the three months ended March 31, 2015, and 2014, is as follows (in thousands):

	For the three months ended March 31,
	2015	2014
Total core commissions and fees	$370,470	$322,298
Profit-sharing contingent commissions	29,955	31,748
Guaranteed supplemental commissions	3,356	2,932
Divested business	—	5,029
Total commissions and fees	$403,781	$362,007

The internal growth rates for our core organic commissions and fees for the three months ended March 31, 2014 and 2013, by Segment, are as follows (in thousands, except percentages):

2014	For the three months ended March 31,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
	2014	2013
Retail(1)	$184,336	$159,088	$25,248	15.9%	$21,223	$4,025	2.5%
National Programs	67,286	63,454	3,832	6.0%	2,456	1,376	2.2%
Wholesale Brokerage	44,195	39,528	4,667	11.8%	—	4,667	11.8%
Services	31,510	42,605	(11,095)	(26.0)%	3,861	(14,956)	(35.1)%
Total core commissions and fees	$327,327	$304,675	$22,652	7.4%	$27,540	$(4,888)	(1.6)%	(2)
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

(2)	The Internal Net Growth rate would be a 3.8% when excluding the $16.2 million of revenues related to Superstorm Sandy within the Colonial Claims business for the first quarter of 2013.

Retail Segment
The Retail Segment provides a broad range of insurance products and services to commercial, public and quasi-public, professional and individual insured customers. Approximately 86.8% of the Retail Segment’s commissions and fees revenue is commission-based. Because most of our other operating expenses do not change as premiums fluctuate, we believe that a portion of any fluctuation in the commissions, net of related compensation, which we receive, will be reflected in our income before income taxes, unless we make incremental strategic investments in the organization.
Financial information relating to Brown & Brown’s Retail Segment for the three months ended March 31, 2015 and 2014 is as follows (in thousands, except percentages):

	For the three months ended March 31,
	2015	2014	% Change
REVENUES
Core commissions and fees	$196,642	$184,601	6.5%
Profit-sharing contingent commissions	18,828	17,409	8.2%
Guaranteed supplemental commissions	2,799	2,259	23.9%
Investment income	22	16	37.5%
Other income, net	53	1,185	(95.5)%
Total revenues	218,344	205,470	6.3%
EXPENSES
Employee compensation and benefits	108,877	101,480	7.3%
Non-cash stock-based compensation	4,342	3,964	9.5%
Other operating expenses	35,029	32,030	9.4%
(Gain) loss on disposal	(339)	—	—%
Amortization	10,934	10,269	6.5%
Depreciation	1,642	1,593	3.1%
Interest	10,158	10,745	(5.5)%
Change in estimated acquisition earn-out payables	692	4,172	(83.4)%
Total expenses	171,335	164,253	4.3%
Income before income taxes	$47,009	$41,217	14.1%
Net internal growth rate – core organic commissions and fees	1.6%	2.5%
Employee compensation and benefits ratio	49.9%	49.4%
Other operating expenses ratio	16.0%	15.6%
Capital expenditures	$1,424	$2,116
Total assets at March 31	$3,305,917	$3,057,253

The Retail Segment’s total revenue during the three months ended March 31, 2015 increased 6.3%, or $12.9 million, over the same period in 2014, to $218.3 million. The $12.0 million increase in core commissions and fees revenue was driven by the following: (i) an increase of approximately $10.2 million related to the core commissions and fees revenue from acquisitions completed since March 2014; (ii) a net increase of $2.9 million related to net new business; and (iii) an offsetting decrease of $1.1 million related to commissions and fees revenue recorded in the first quarter of 2014 from business divested in the last year. Profit-sharing contingent commissions and GSCs for the first quarter of 2015 increased 10.0%, or $2.0 million over the same period in 2014, to $21.6 million. The Retail Segment’s internal growth rate for core organic commissions and fees revenue was 1.6% for the first quarter of 2015, and was driven by revenue from net new business written during the preceding twelve months, modest increases in exposure units and auto rates, and partially offset by terminated association health plan business in the Northwest and reductions in property insurance premium rates specifically in catastrophe prone areas.

Income before income taxes for the three months ended March 31, 2015 increased 14.1%, or $5.8 million, over the same period in 2014, to $47.0 million. The primary factors affecting this increase were: (i) total compensation including non-cash stock-based compensation increased by $7.8 million or 7.4%; (ii) operating expenses increased by $3.0 million or 9.4%; and (iii) the estimated acquisition earn-out payables expense decreased by $3.5 million.
National Programs Segment
With the Wright acquisition completed in May 2014, the National Programs Segment manages over 50 programs with 40 well-capitalized carrier partners. In most cases, the insurance carriers that support the programs have delegated underwriting and, in many instances, claims-handling authority to our programs operations. These programs are generally distributed through nationwide networks of independent agents and offer targeted products and services designed for specific industries, trade groups, professions, public entities and market niches. The National Programs Segment operations can be grouped into five broad categories: Commercial Programs, Professional Programs, Arrowhead Insurance Group Programs, Public Entity-Related Programs and the National Flood Program. The National Programs Segment’s revenue is primarily commission-based.
Financial information relating to our National Programs Segment for the three months ended March 31, 2015 and 2014 is as follows (in thousands, except percentages):

	For the three months ended March 31,
	2015	2014	% Change
REVENUES
Core commissions and fees	$93,254	$67,286	38.6%
Profit-sharing contingent commissions	6,017	9,306	(35.3)%
Guaranteed supplemental commissions	3	2	50.0%
Investment income	45	5	NMF
Other income, net	236	76	NMF
Total revenues	99,555	76,675	29.8%
EXPENSES
Employee compensation and benefits	42,889	33,702	27.3%
Non-cash stock-based compensation	1,097	1,221	(10.2)%
Other operating expenses	21,655	13,969	55.0%
(Gain) loss on disposal	467	—	—%
Amortization	7,235	3,864	87.2%
Depreciation	1,766	1,489	18.6%
Interest	14,955	5,442	174.8%
Change in estimated acquisition earn-out payables	15	44	(65.9)%
Total expenses	90,079	59,731	50.8%
Income before income taxes	$9,476	$16,944	(44.1)%
Net internal growth rate – core organic commissions and fees	4.4%	2.2%
Employee compensation and benefits ratio	43.1%	44.0%
Other operating expenses ratio	21.8%	18.2%
Capital expenditures	$1,489	$1,889
Total assets at March 31	$2,407,695	$1,376,590

(1)	NMF = Not a meaningful figure

National Programs revenue for the three months ended March 31, 2015, increased 29.8%, or $22.9 million, over the same period in 2014, to a total $99.6 million. The $26.0 million increase in core commissions and fees revenue was driven by the following: (i) an increase of approximately $25.5 million related to the core commissions and fees revenue from acquisitions completed since March 2014; (ii) a net increase of $2.8 million related to net new business; and (iii) an offsetting decrease of $2.3 million related to commissions and fees revenue recorded in the first quarter of 2014 from businesses divested after March 2014. Profit-sharing contingent commissions and GSCs were $6.0 million for the first quarter of 2015 which is a decrease of $3.3 million from the first quarter of 2014. This decrease was primarily realized by our Proctor Financial business.
The National Programs Segment’s internal growth rate for core commissions and fees revenue was 4.4% for the three months ended March 31, 2015 versus an internal growth rate of 2.2% for the three months ended March 31, 2014. The internal growth rate in the first quarter of 2015 was mainly due to Arrowhead Personal Property that continues to produce solid written premium increases and Arrowhead Aftermarket Programs which is increasing written premium and received a commission rate increase from its carrier partner. During the quarter we also recognized $1.4 million of previously deferred revenue associated with our Proctor Financial business. Excluding this deferred revenue, internal growth of core commission and fees would have been 2.1%.
Income before income taxes for the three months ended March 31, 2015 decreased 44.1%, or $7.5 million, from the same period in 2014, to $9.5 million. The decrease was primarily due to the additional amortization and the intercompany interest expense charge related to the Wright acquisition.
Wholesale Brokerage Segment
The Wholesale Brokerage Segment markets and sells excess and surplus commercial and personal lines insurance, primarily through independent agents and brokers. Like the Retail and National Programs Segments, the Wholesale Brokerage Segment’s revenues are primarily commission-based.
Financial information relating to our Wholesale Brokerage Segment for the three months ended March 31, 2015 and 2014 is as follows (in thousands, except percentages):

	For the three months ended March 31,
	2015	2014	% Change
REVENUES
Core commissions and fees	$46,060	$44,195	4.2%
Profit-sharing contingent commissions	5,110	5,033	1.5%
Guaranteed supplemental commissions	554	671	(17.4)%
Investment income	72	4	NMF
Other income, net	32	98	(67.3)%
Total revenues	51,828	50,001	3.7%
EXPENSES
Employee compensation and benefits	24,564	24,022	2.3%
Non-cash stock-based compensation	753	736	2.3%
Other operating expenses	8,549	9,051	(5.5)%
(Gain) loss on disposal	(385)	—
Amortization	2,423	2,676	(9.5)%
Depreciation	563	619	(9.0)%
Interest	229	386	(40.7)%
Change in estimated acquisition earn-out payables	648	1,764	(63.3)%
Total expenses	37,344	39,254	(4.9)%
Income before income taxes	$14,484	$10,747	34.8%
Net internal growth rate – core organic commissions and fees	7.3%	11.8%
Employee compensation and benefits ratio	47.4%	48.0%
Other operating expenses ratio	16.5%	18.1%
Capital expenditures	$451	$287
Total assets at March 31	$858,149	$877,555

(1)	NMF = Not a meaningful figure
The Wholesale Brokerage Segment’s total revenues for the three months ended March 31, 2015, increased 3.7%, or $1.8 million, over the same period in 2014, to $51.8 million. The $1.9 million net increase in core commissions and fees revenue was driven by the following: (i) a net increase of $2.8 million related to net new business; (ii) an increase of $0.5 million related to the core commissions and fees revenue from acquisitions completed since March 2014; and (iii) an offsetting decrease of $1.4 million related to commissions and fees revenue recorded in the first quarter of 2014 from businesses divested in the past year. Contingent commissions and GSCs for the first quarter of 2015 were essentially flat from the first quarter of 2014, at $5.7 million. The Wholesale Brokerage Segment’s internal growth rate for core organic commissions and fees revenue was 7.3% for the first quarter of 2015, and was driven by revenue from net new business, modest increases in exposure units, partially offset by significant contraction in insurance premium rates for catastrophe prone properties.

Income before income taxes for the three months ended March 31, 2015, increased 34.8%, or $3.7 million, over the same period in 2014, to $14.5 million, primarily due to the following: (i) the net increase in revenue as described above, (ii) a decrease of $1.1 million, or 63.3% in estimated acquisition earn-out payable expense, and (iii) a $0.4 million gain on disposal.
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
Financial information relating to our Services Segment for the three months ended March 31, 2015 and 2014 is as follows (in thousands, except percentages):

	For the three months ended March 31,
	2015	2014	% Change
REVENUES
Core commissions and fees	$34,804	$31,510	10.5%
Profit-sharing contingent commissions	—	—	—
Guaranteed supplemental commissions	—	—	—
Investment income	—	2	(100.0)%
Other income, net	(16)	130	(112.3)%
Total revenues	34,788	31,642	9.9%
EXPENSES
Employee compensation and benefits	19,072	17,482	9.1%
Non-cash stock-based compensation	198	279	(29.0)%
Other operating expenses	7,856	7,519	4.5%
(Gain) loss on disposal	—	—	—%
Amortization	1,023	1,057	(3.2)%
Depreciation	530	463	14.5%
Interest	1,599	1,970	(18.8)%
Change in estimated acquisition earn-out payables	8	103	(92.2)%
Total expenses	30,286	28,873	4.9%
Income before income taxes	$4,502	$2,769	62.6%
Net internal growth rate – core organic commissions and fees	10.5%	(35.1)%
Employee compensation and benefits ratio	54.8%	55.2%
Other operating expenses ratio	22.6%	23.8%
Capital expenditures	$240	$291
Total assets at March 31	$300,155	$276,219

The Services Segment’s total revenues for the three months ended March 31, 2015 increased 9.9%, or $3.1 million, over the same period in 2014, to $34.8 million. The $3.3 million increase in core commissions and fees revenue resulted from growth in our Advocacy offices and claims operations offices. This growth includes a $0.6 million one time revenue item realized within one of our claims processing businesses. The Services Segment’s internal growth rate for core commissions and fees revenue was 10.5% for the first quarter of 2015. Excluding this one time revenue internal growth would have been 8.5% for the first quarter of 2015.

Income before income taxes for the three months ended March 31, 2015 increased 62.6%, or $1.7 million, over the same period in 2014, to $4.5 million due to a combination of: (i) internal revenue growth; (ii)the continued efficient operating of our businesses; and (iii) a decrease in the intercompany interest expense charge.
Other
As discussed in Note 10 of the Notes to Condensed Consolidated Financial Statements, the “Other” column in the Segment Information table includes any income and expenses not allocated to reportable segments, and corporate-related items, including the inter-company interest expense charges to reporting segments.
LIQUIDITY AND CAPITAL RESOURCES
The Company strives to maintain a conservative balance sheet and liquidity profile. Our capital requirements to operate as an insurance intermediary are low and we have been able to grow and invest in our business principally through cash that has been generated from operations. We have the ability to access the use of our revolving credit facilities which provide up to $825.0 million in available cash and we have access to a series of notes that have yet to be exercised, for up to $125.0 million. The Company believes that its existing cash, cash equivalents, short-term investment portfolio and funds generated from operations, together with the funds available under the Credit Facility, will be sufficient to satisfy our normal liquidity needs, including principal payments on our long-term debt for at least the next twelve months.
Contractual Cash Obligations
As of March 31, 2015, our contractual cash obligations were as follows:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$1,175,000	$27,500	$135,000	$512,500	$500,000
Other liabilities(1)	55,974	18,946	17,252	299	19,477
Operating leases	179,213	37,929	64,905	41,190	35,189
Interest obligations	253,873	37,121	70,251	52,876	93,625
Unrecognized tax benefits	113	—	113	—	—
Maximum future acquisition contingency payments(2)	135,959	60,841	65,956	9,162	—
Total contractual cash obligations	$1,800,132	$182,337	$353,477	$616,027	$648,291

(1)	Includes the current portion of other long-term liabilities.

(2)	Includes $77.7 million of current and non-current estimated earn-out payables resulting from acquisitions consummated after January 1, 2009.
Debt
On January 15, 2015, the Company retired the Series D senior notes of $25.0 million that matured and were issued under the original private placement note agreement from December 2006.
Off-Balance Sheet Arrangements
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
Our invested assets are held as cash and cash equivalents, restricted cash and investments, available-for-sale marketable equity securities, non-marketable equity securities, certificates of deposit, U.S. treasury securities and corporate debt. These investments are subject to interest rate risk and equity price risk. The fair values of our cash and cash equivalents, restricted cash and investments, and certificates of deposit at March 31, 2015 and December 31, 2014, approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.
We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation (the “Evaluation”) required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of March 31, 2015. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosures.
Changes in Internal Controls
There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II
ITEM 1. LEGAL PROCEEDINGS
In Item 3 of Part I of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2014, certain information concerning certain legal proceedings and other matters was disclosed. Such information was current as of the date of filing. During the Company’s fiscal quarter ended March 31, 2015, no new legal proceedings, or material developments with respect to existing legal proceedings, occurred which require disclosure in this Quarterly Report on Form 10-Q other than as set forth in Note 9 of the Notes to Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
Wright National Flood Insurance Company (“Wright Flood”), a wholly owned subsidiary of the Company that participates as a Write Your Own ("WYO") carrier in the National Flood Insurance Program (“NFIP”) administered by the Federal Emergency Management Agency (“FEMA”), is engaged in litigation in New York and New Jersey arising out of its claims handling procedures related to Superstorm Sandy, which affected the northeastern United States in October 2012.  Wright Flood and other WYO carriers have received media and political attention in connection with this litigation, which involve theories of an alleged fraudulent scheme by third-party engineering firms engaged by WYO carriers to underpay claimants.  Based upon currently available information, the Company does not believe it is reasonably possible that these claims by themselves would be material to the Company’s results of operations or would have a material adverse effect on the Company’s financial position or liquidity.  However, with the media and political attention given to these allegations and the inherent unpredictability of litigation, the outcome in certain matters could have a material adverse effect on our results of operations, in particular quarterly or annual periods.

In addition, media and political attention and criticism arising out of these alleged claims could adversely affect our business as a result of reputational harm to or impairment to the image of the Company or Wright Flood or if such attention results in disruption to the operations of the Company or Wright Flood.  Further, our business, results of operations or financial condition could be materially adversely affected if such claims or criticism were to lead to FEMA terminating or failing to renew Wright Flood's participation as WYO carrier in the NFIP.

Rating agencies evaluate insurance companies based on their ability to pay claims, and A.M. Best Company, Inc. (“A.M. Best”) has currently assigned Wright Flood a rating of “A-“, which is the fourth highest out of sixteen ratings.  The ratings of A.M. Best are subject to revision or withdrawal at any time, and if A.M. Best were to downgrade the rating of Wright Flood as a result of the alleged claims, our business could be adversely affected through the loss of existing and potential policyholders.
There were no other material changes in the risk factors previously disclosed in Item 1A, “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about our repurchase of shares of our common stock during the quarter ended March 31, 2015:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value that May Yet be Purchased Under the Plans or Programs(2)
January 1, 2015 to January 31, 2015	14,166	$32.08	—	$ 150.0 million
February 1, 2015 to February 28, 2015	40,079	32.32	—	150.0 million
March 1, 2015 to March 31, 2015	2,667,992	31.86	2,667,992	65.0 million
Total	2,722,237	$32.85	2,667,992	$ 65.0 million

(1)
We purchased 2,667,992 shares during the quarter ended March 31, 2015 as part of a $200.0 million repurchase program approved by our Board of Directors and announced on July 21, 2014. These shares were purchased under an accelerated share repurchase program entered into on March 5, 2015. In addition, we purchased 54,245 shares during the quarter ended March 31, 2015 that were not made pursuant to our publicly announced share repurchase program, all of which represent shares surrendered by teammates in the exercise of stock options under our equity compensation plans or to cover required tax withholdings on the vesting or exercise of shares in our equity compensation plans.

(2)
As announced on July 21, 2014, the Board of Directors has approved the purchasing of up to an additional $200.0 million worth of the Company’s outstanding shares. The shares will be repurchased from time to time, at the Company’s discretion and subject to the availability of stock, market conditions, the trading price of the stock, alternative uses for capital, the Company’s financial performance and other potential factors. These repurchases may be carried out through open market purchases, block trades, accelerated repurchases, negotiated private transactions and pursuant to any trading plan that may be adopted in accordance with rule 10b5-1 of the Securities and Exchange Commission. There remains $65.0 million from the maximum value that may yet be purchased under the plans or programs. As of March 31, 2015, a total of 5,052,750 shares have been repurchased since the first quarter of 2014.

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

BROWN & BROWN, INC.

/s/ R. Andrew Watts
Date: May 11, 2015	R. Andrew Watts
Executive Vice President, Chief Financial Officer and Treasurer
(duly authorized officer, principal financial officer and principal accounting officer)