Form 10-Q
period 2015-06-30
BROWN & BROWN INC
filed 2015-08-07
CIK 79282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s common stock, $0.10 par value, outstanding as of August 5, 2015 was 140,872,914

BROWN & BROWN, INC.

Disclosure Regarding Forward-Looking Statements
Brown & Brown, Inc., together with its subsidiaries (collectively, “we,” “Brown & Brown” or the “Company”), makes “forward-looking statements” within the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995, as amended, throughout this report and in the documents we incorporate by reference into this report. You can identify these statements by forward-looking words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “plan” and “continue” or similar words. We have based these statements on our current expectations about potential future events. Although we believe the expectations expressed in the forward-looking statements included in this Quarterly Report on Form 10-Q and the reports, statements, information and announcements incorporated by reference into this report are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. Many of these factors have previously been identified in filings or statements made by us or on our behalf. Important factors which could cause our actual results to differ materially from the forward-looking statements in this report include but are not limited to the following items, in addition to those matters described in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

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

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)
BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands, except per share data)	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
REVENUES
Commissions and fees	$417,244	$394,690	$821,025	$756,697
Investment income	260	194	480	297
Other income, net	1,943	2,880	2,240	4,364
Total revenues	419,447	397,764	823,745	761,358
EXPENSES
Employee compensation and benefits	211,499	196,397	416,804	380,507
Non-cash stock-based compensation	6,102	5,994	12,459	13,509
Other operating expenses	64,377	60,546	125,470	113,007
Gain on disposal	(348)	—	(605)	—
Amortization	21,623	20,623	43,248	38,499
Depreciation	5,237	5,242	10,420	9,882
Interest	9,671	7,004	19,522	11,076
Change in estimated acquisition earn-out payables	372	177	1,735	6,260
Total expenses	318,533	295,983	629,053	572,740
Income before income taxes	100,914	101,781	194,692	188,618
Income taxes	39,909	40,026	76,736	74,448
Net income	$61,005	$61,755	$117,956	$114,170
Net income per share:
Basic	$0.43	$0.43	$0.83	$0.79
Diluted	$0.43	$0.42	$0.82	$0.78
Dividends declared per share	$0.11	$0.10	$0.22	$0.20
See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except per share data)	June 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$412,607	$470,048
Restricted cash and investments	245,893	259,769
Short-term investments	10,678	11,157
Premiums, commissions and fees receivable	415,584	424,547
Reinsurance recoverable	79,202	13,028
Prepaid reinsurance premiums	302,578	320,586
Deferred income taxes	16,053	25,431
Other current assets	64,849	45,542
Total current assets	1,547,444	1,570,108
Fixed assets, net	82,805	84,668
Goodwill	2,559,882	2,460,611
Amortizable intangible assets, net	772,080	784,642
Investments	21,246	19,862
Other assets	37,380	36,567
Total assets	$5,020,837	$4,956,458
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Premiums payable to insurance companies	$605,699	$568,184
Losses and loss adjustment reserve	79,202	13,028
Unearned premiums	302,578	320,586
Premium deposits and credits due customers	85,524	83,313
Accounts payable	58,942	57,261
Accrued expenses and other liabilities	162,019	181,156
Current portion of long-term debt	34,375	45,625
Total current liabilities	1,328,339	1,269,153
Long-term debt	1,132,300	1,152,846
Deferred income taxes, net	340,244	341,497
Other liabilities	106,900	79,217
Shareholders’ Equity:
Common stock, par value $0.10 per share; authorized 280,000 shares; issued 145,874 shares and outstanding 140,821 shares at 2015, issued 145,871 shares and outstanding 143,486 shares at 2014	14,587	14,587
Additional paid-in capital	403,600	405,982
Treasury stock, at cost 5,053 and 2,385 shares at 2015 and 2014, respectively	(160,025)	(75,025)
Retained earnings	1,854,877	1,768,201
Accumulated other comprehensive income, net of tax effect of $15 at 2015, of $0 at 2014	15	—
Total shareholders’ equity	2,113,054	2,113,745
Total liabilities and shareholders’ equity	$5,020,837	$4,956,458
See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS(UNAUDITED)

	For the six months ended June 30,
(in thousands)	2015	2014
Cash flows from operating activities:
Net income	$117,956	$114,170
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	43,248	38,499
Depreciation	10,420	9,882
Non-cash stock-based compensation	12,459	13,509
Change in estimated acquisition earn-out payables	1,735	6,260
Deferred income taxes	10,745	14,425
Amortization of debt discount	79	—
Income tax benefit from exercise of shares from the stock benefit plans	(1,827)	(2,467)
Net gain on sales of investments, fixed assets and customer accounts	(478)	(2,804)
Payments on acquisition earn-outs in excess of original estimated payables	(2,778)	(2,539)
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Restricted cash and investments decrease (increase)	13,876	(50,345)
Premiums, commissions and fees receivable decrease (increase)	11,109	(21,396)
Reinsurance recoverables (increase)	(66,174)	(2,871)
Prepaid reinsurance premiums decrease (increase)	18,008	(20,007)
Other assets (increase)	(20,068)	(14,295)
Premiums payable to insurance companies increase	36,851	74,646
Premium deposits and credits due customers increase	2,211	17,542
Losses and loss adjustment reserve increase	66,174	2,871
Unearned premiums (decrease) increase	(18,008)	20,007
Accounts payable increase	16,375	35,461
Accrued expenses and other liabilities (decrease)	(21,935)	(34,714)
Other liabilities (decrease)	(2,594)	(18,232)
Net cash provided by operating activities	227,384	177,602
Cash flows from investing activities:
Additions to fixed assets	(8,597)	(12,577)
Payments for businesses acquired, net of cash acquired	(105,056)	(694,737)
Proceeds from sales of fixed assets and customer accounts	3,998	3,207
Purchases and proceeds from sales of investments	(913)	(144)
Net cash used in investing activities	(110,568)	(704,251)
Cash flows from financing activities:
Payments on acquisition earn-outs	(11,261)	(8,890)
Proceeds from long-term debt	—	550,000
Payments on long-term debt	(31,875)	(230,000)
Borrowings on revolving credit facilities	—	375,000
Income tax benefit from exercise of shares from the stock benefit plans	1,827	2,467
Issuances of common stock for employee stock benefit plans	500	942
Repurchase stock benefit plan shares for employees to fund tax withholdings	(2,168)	(2,648)
Purchase of treasury stock	(85,000)	(25,025)
Prepayment of accelerated share repurchase program	(15,000)	—
Cash dividends paid	(31,280)	(29,042)
Net cash (used) provided by financing activities	(174,257)	632,804
Net (decrease) increase in cash and cash equivalents	(57,441)	106,155
Cash and cash equivalents at beginning of period	470,048	202,952
Cash and cash equivalents at end of period	$412,607	$309,107
See accompanying notes to condensed consolidated financial statements.

BROWN & BROWN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1· Nature of Operations
Brown & Brown, Inc., a Florida corporation, and its subsidiaries (collectively, “Brown & Brown” or the “Company”) is a diversified insurance agency, wholesale brokerage, insurance programs and services organization that markets and sells to its customers insurance products and services, primarily in the property and casualty area. Brown & Brown’s business is divided into four reportable segments: the Retail Segment provides a broad range of insurance products and services to commercial, public entity, professional and individual customers; the National Programs Segment, acting as a managing general agent (“MGA”), provides professional liability and related package products for certain professionals, a range of insurance products for individuals, flood coverage, and targeted products and services designated for specific industries, trade groups, governmental entities and market niches, all of which are delivered through nationwide networks of independent agents, and markets; the Wholesale Brokerage Segment markets and sells excess and surplus commercial insurance, primarily through independent agents and brokers, as well as Brown & Brown Retail offices; and the Services Segment provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare Set-aside services, Social Security disability and Medicare benefits advocacy services, and catastrophe claims adjusting services. In addition, as the result of our acquisition of The Wright Insurance Group, LLC (“Wright”) in May 2014, we own a flood insurance carrier, Wright National Flood Insurance Company (“Wright Flood”), that is a Wright subsidiary. Wright Flood's business consists of policies written pursuant to the National Flood Insurance Program (“NFIP”), the program administered by the Federal Emergency Management Agency (“FEMA”), and several excess flood insurance policies which are fully reinsured.
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
Recently Issued Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, and not recorded as separate assets. This update is effective for reporting periods beginning after December 15, 2015, and is to be applied on a retrospective basis. The Company plans to adopt ASU 2015-03 in the first quarter of 2016. As the Company's debt issuance costs are not material, implementation of this update is not expected to have a material impact on the Company's consolidated financial statements.

In August 2014, FASB issued ASU 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which addresses management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for fiscal years beginning after December 15, 2016 and for interim periods within those fiscal years, with early adoption permitted. The Company does not expect to early adopt this guidance and it believes the adoption of this guidance will not have an impact on the Condensed Consolidated Financial Statements.
In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company beginning January 1, 2018 after FASB voted to delay the effective date by one year. At that time, the Company may adopt the new standard under the full retrospective approach or the modified retrospective approach. The Company is currently evaluating its revenue streams against the requirements of this pronouncement.
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

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share data)	2015	2014	2015	2014
Net income	$61,005	$61,755	$117,956	$114,170
Net income attributable to unvested awarded performance stock	(1,439)	(1,531)	(2,802)	(2,915)
Net income attributable to common shares	$59,566	$60,224	$115,154	$111,255
Weighted average number of common shares outstanding – basic	140,839	144,840	141,803	145,133
Less unvested awarded performance stock included in weighted average number of common shares outstanding – basic	(3,321)	(3,590)	(3,369)	(3,705)
Weighted average number of common shares outstanding for basic earnings per common share	137,518	141,250	138,434	141,428
Dilutive effect of stock options	2,310	1,782	2,213	1,741
Weighted average number of shares outstanding – diluted	139,828	143,032	140,647	143,169
Net income per share:
Basic	$0.43	$0.43	$0.83	$0.79
Diluted	$0.43	$0.42	$0.82	$0.78

NOTE 4· Business Combinations
During the six months ended June 30, 2015, Brown & Brown acquired the assets and assumed certain liabilities of seven insurance intermediaries and three books of business (customer accounts). Additionally, miscellaneous adjustments were recorded to the purchase price allocation of certain prior acquisitions completed within the last twelve months as permitted by Accounting Standards Codification Topic 805 — Business Combinations (“ASC 805”). Such adjustments are presented in the "Other" category within the following two tables. All of these acquisitions were acquired primarily to expand Brown & Brown’s core business and to attract and hire high-quality individuals. The recorded purchase price for all acquisitions consummated after January 1, 2009 included an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations will be recorded in the Condensed Consolidated Statement of Income when incurred.
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
Based on the acquisition date and the complexity of the underlying valuation work, certain amounts included in the Company’s Condensed Consolidated Financial Statements may be provisional and thus subject to further adjustments within the permitted measurement period, as defined in ASC 805. For the six months ended June 30, 2015, several adjustments were made within the permitted measurement period that resulted in a decrease in the aggregate purchase price of the affected acquisitions of $503,442 relating to the assumption of certain liabilities.
Cash paid for acquisitions was $105.1 million and $720.1 million in the six-month periods ended June 30, 2015 and 2014, respectively. We completed seven acquisitions (excluding book of business purchases) in the six-month period ended June 30, 2015. We completed six acquisitions (excluding book of business purchases) in the six-month period ended June 30, 2014.
The following table summarizes the purchase price allocation made as of the date of each acquisition for current year acquisitions and significant adjustments made during the measurement period for prior year acquisitions:

(in thousands)
Name	Business Segment	Effective Date of Acquisition	Cash Paid	Other Payable	Recorded Earn-Out Payable	Net Assets Acquired	Maximum Potential Earn- Out Payable
Liberty Insurance Brokers, Inc. and Affiliates (Liberty)	Retail	February 1, 2015	$12,000	$—	$1,436	$13,436	$3,750
Spain Agency, Inc.	Retail	March 1, 2015	20,706	—	2,750	23,456	9,162
Bellingham Underwriters, Inc.	National Programs	May 1, 2015	9,007	500	3,322	12,829	4,400
Fitness Insurance, LLC	Retail	June 1, 2015	9,455	—	2,386	11,841	3,500
Strategic Benefit Advisors, Inc.	Retail	June 1, 2015	49,600	400	14,441	64,441	26,000
Other	Various	Various	4,288	5	2,799	7,092	2,892
Total			$105,056	$905	$27,134	$133,095	$49,704

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition. The data included in the ‘Other’ column shows a negative adjustment for purchased customer accounts. This is driven mainly by the final valuation adjustment for the Wright acquisition.

(in thousands)	Liberty	Spain Agency, Inc.	Bellingham Underwriters, Inc.	Fitness Insurance, LLC	Strategic Benefit Advisors, Inc.	Other	Total
Other current assets	$2,486	$—	$—	$—	$—	$170	$2,656
Fixed assets	40	50	25	17	41	19	192
Goodwill	8,682	16,169	9,608	8,084	46,677	12,289	101,509
Purchased customer accounts	4,289	7,430	3,223	3,740	17,702	(5,218)	31,166
Non-compete agreements	24	21	21	—	21	77	164
Total assets acquired	15,521	23,670	12,877	11,841	64,441	7,337	135,687
Other current liabilities	(42)	(214)	(48)	—	—	(3,456)	(3,760)
Deferred income tax, net	—	—	—	—	—	2,576	2,576
Other liabilities	(2,043)	—	—	—	—	635	(1,408)
Total liabilities assumed	(2,085)	(214)	(48)	—	—	(245)	(2,592)
Net assets acquired	$13,436	$23,456	$12,829	$11,841	$64,441	$7,092	$133,095
The weighted average useful lives for the acquired amortizable intangible assets are as follows: purchased customer accounts, 15 years; and non-compete agreements, 5 years.
Goodwill of $101,509,000 was allocated to the Retail, National Programs and Wholesale Brokerage Segments in the amounts of $80,533,000, $18,009,000 and $2,967,000, respectively. Of the total goodwill of $101,509,000, $65,974,000 is currently deductible for income tax purposes and $8,401,000 is non-deductible. The remaining $27,134,000 relates to the recorded earn-out payables and will not be deductible until it is earned and paid.
For the acquisitions completed during 2015, the results of operations since the acquisition dates have been combined with those of the Company. The total revenues from the acquisitions completed through June 30, 2015, included in the Condensed Consolidated Statement of Income for the three and six months ended June 30, 2015, were $5,696,000 and $7,422,000, respectively. The income before income taxes, including the intercompany cost of capital charge, from the acquisitions completed through June 30, 2015, included in the Condensed Consolidated Statement of Income for the three and six months ended June 30, 2015, were $552,000 and $846,000, respectively. If the acquisitions had occurred as of the beginning of the respective periods, the Company’s results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

(UNAUDITED)	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share data)	2015	2014	2015	2014
Total revenues	$422,543	$407,222	$834,285	$779,257
Income before income taxes	$102,009	$104,775	$198,277	$194,274
Net income	$61,667	$63,572	$120,128	$117,594
Net income per share:
Basic	$0.44	$0.44	$0.85	$0.81
Diluted	$0.43	$0.43	$0.83	$0.80
Weighted average number of shares outstanding:
Basic	137,518	141,250	138,434	141,428
Diluted	139,828	143,032	140,647	143,169

As of June 30, 2015 and 2014, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820-Fair Value Measurement. The resulting additions, payments, and net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the three and six months ended June 30, 2015 and 2014, were as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2015	2014	2015	2014
Balance as of the beginning of the period	$77,709	$48,806	$75,283	$43,058
Additions to estimated acquisition earn-out payables	21,480	14,527	27,134	14,807
Payments for estimated acquisition earn-out payables	(9,448)	(10,814)	(14,039)	(11,429)
Subtotal	89,741	52,519	88,378	46,436
Net change in earnings from estimated acquisition earn-out payables:
Change in fair value on estimated acquisition earn-out payables	(342)	(375)	334	5,228
Interest expense accretion	714	552	1,401	1,032
Net change in earnings from estimated acquisition earn-out payables	372	177	1,735	6,260
Balance as of June 30	$90,113	$52,696	$90,113	$52,696
Of the $90.1 million estimated acquisition earn-out payables as of June 30, 2015, $21.2 million was recorded as accounts payable and $68.9 million was recorded as other non-current liabilities. Included within additions to estimated acquisition earn-out payables are any adjustments to opening balance sheet items prior to the one-year anniversary date and may therefore differ from previously reported amounts.
NOTE 5· Goodwill
Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The Company completed its most recent annual assessment as of November 30, 2014, and identified no impairment as a result of the evaluation.
The changes in the carrying value of goodwill by reportable segment for the six months ended June 30, 2015 are as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Total
Balance as of January 1, 2015	$1,231,869	$886,095	$222,356	$120,291	$2,460,611
Goodwill of acquired businesses	80,533	18,009	2,967	—	101,509
Goodwill disposed of relating to sales of businesses	—	(2,238)	—	—	(2,238)
Balance as of June 30, 2015	$1,312,402	$901,866	$225,323	$120,291	$2,559,882

NOTE 6· Amortizable Intangible Assets
Amortizable intangible assets at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015				December 31, 2014
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (Years)(1)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (Years)(1)
Purchased customer accounts	$1,384,195	$(615,046)	$769,149	15.0	$1,355,550	$(574,285)	$781,265	14.9
Non-compete agreements	29,299	(26,368)	2,931	6.8	29,139	(25,762)	3,377	6.8
Total	$1,413,494	$(641,414)	$772,080		$1,384,689	$(600,047)	$784,642

(1)	Weighted average life calculated as of the date of acquisition.
Amortization expense for amortizable intangible assets for the years ending December 31, 2015, 2016, 2017, 2018 and 2019 is estimated to be $87.2 million, $83.5 million, $80.6 million, $75.3 million, and $70.8 million, respectively.

NOTE 7· Long-Term Debt
Long-term debt at June 30, 2015 and December 31, 2014 consisted of the following:

(in thousands)	June 30, 2015	December 31, 2014
Current portion of long-term debt:
Current portion of 5-year term loan facility expires 2019	$34,375	$20,625
5.370% senior notes, Series D, quarterly interest payments, balloon due 2015	—	25,000
Total current portion of long-term debt	34,375	45,625
Long-term debt:
Note agreements:
5.660% senior notes, Series C, semi-annual interest payments, balloon due 2016	25,000	25,000
4.500% senior notes, Series E, quarterly interest payments, balloon due 2018	100,000	100,000
4.200% senior notes, semi-annual interest payments, balloon due 2024	498,550	498,471
Total notes	623,550	623,471
Credit agreements:
5-year term-loan facility, periodic interest and principal payments, currently LIBOR plus 1.375%, expires May 20, 2019	508,750	529,375
5-year revolving-loan facility, periodic interest payments, currently LIBOR plus 1.175%, plus commitment fees of 0.20%, expires May 20, 2019	—	—
Revolving credit loan, quarterly interest payments, LIBOR plus up to 1.40% and availability fee up to 0.25%, expires December 31, 2016	—	—
Total credit agreements	508,750	529,375
Total long-term debt	1,132,300	1,152,846
Current portion of long-term debt	34,375	45,625
Total debt	$1,166,675	$1,198,471
On December 22, 2006, the Company entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). The initial issuance of notes under the Master Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.66% per year. On February 1, 2008, $25.0 million in Series D Senior Notes due January 15, 2015, with a fixed interest rate of 5.37% per year, were issued. On September 15, 2011, and pursuant to a Confirmation of Acceptance (the “Confirmation”), dated January 21, 2011, in connection with the Master Agreement, $100.0 million in Series E Senior Notes were issued and are due September 15, 2018, with a fixed interest rate of 4.50% per year. The Series E Senior Notes were issued for the sole purpose of retiring existing senior notes. On January 15, 2015 the Series D Notes were redeemed at maturity using cash proceeds to pay off the principal of $25.0 million plus any remaining accrued interest. As of June 30, 2015, there was an outstanding debt balance issued under the provisions of the Master Agreement of $125.0 million.
On July 1, 2013, in conjunction with the acquisition of Beecher Carlson Holdings, Inc., the Company entered into: (1) a revolving loan agreement (the “Wells Fargo Agreement”) with Wells Fargo Bank, N.A. that provided for a $50.0 million revolving line of credit (the “Wells Fargo Revolver”). The maturity date for the Wells Fargo Revolver is December 31, 2016, at which time all outstanding principal and unpaid interest will be due. On April 16, 2014, in connection with the signing of the Credit Facility (as defined below) an amendment to the agreement was established to reduce the total revolving loan commitment from $50.0 million to $25.0 million. The Wells Fargo Revolver may be increased by up to $50.0 million (bringing the total amount available to $75.0 million). The calculation of interest and fees for the Wells Fargo Agreement is generally based on the Company’s funded debt-to-EBITDA ratio. Interest is charged at a rate equal to 1.00% to 1.40% above LIBOR or 1.00% below the Base Rate, each as more fully described in the Wells Fargo Agreement. Fees include an up-front fee, an availability fee of 0.175% to 0.25%, and a letter of credit margin fee of 1.00% to 1.40%. The obligations under the Wells Fargo Revolver are unsecured and the Wells Fargo Agreement includes various covenants, limitations and events of default that are customary for similar facilities for similar borrowers. There were no borrowings against the Wells Fargo Revolver as of June 30, 2015 and December 31, 2014.

On October 12, 2012, the Company entered into a Master Note Facility Agreement (the “New Master Agreement”) with another national insurance company (the “New Purchaser”). The New Master Agreement provides for a $125.0 million private uncommitted “shelf” facility for the issuance of unsecured senior notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten years, as the parties may determine. The New Master Agreement includes various covenants, limitations, and events of default similar to the Master Agreement. At June 30, 2015 and December 31, 2014, there were no borrowings against this facility.
On April 17, 2014, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A. as administrative agent and certain other banks as co-syndication agents and co-documentation agents (the “Credit Agreement”). The Credit Agreement in the amount of $1,350.0 million provides for an unsecured revolving credit facility (the “Credit Facility”) in the initial amount of $800.0 million and unsecured term loans in the initial amount of $550.0 million, either or both of which may, subject to lenders’ discretion, potentially be increased by up to $500.0 million. The Credit Facility was funded on May 20, 2014 in conjunction with the closing of the Wright acquisition, with the $550.0 million term loan being funded as well as a drawdown of $375.0 million on the revolving loan facility. Use of these proceeds was to retire existing term loan debt and to facilitate the closing of the Wright acquisition as well as other acquisitions. The Credit Facility terminates on May 20, 2019, but either or both of the revolving credit facility and the term loans may be extended for two additional one-year periods at the Company’s request and at the discretion of the respective lenders. Interest and facility fees in respect to the Credit Facility are based on the better of the Company’s net debt leverage ratio or a non-credit enhanced senior unsecured long-term debt rating. Based on the Company’s net debt leverage ratio, the rates of interest charged on the term loan are 1.00% to 1.75%, and the revolving loan is 0.85% to 1.50% above the adjusted LIBOR rate for outstanding amounts drawn. There are fees included in the facility which include a facility fee based on the revolving credit commitments of the lenders (whether used or unused) at a rate of 0.15% to 0.25% and letter of credit fees based on the amounts of outstanding secured or unsecured letters of credit. The Credit Facility includes various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers. As of June 30, 2015 and December 31, 2014, there was an outstanding debt balance issued under the provisions of the Credit Facility in total of $543.1 million and $550.0 million respectively, with no borrowings outstanding relative to the revolving loan. Per the terms of the agreement, a scheduled principal payment of $6.9 million is due on September 30, 2015.
On September 18, 2014, the Company issued $500.0 million of 4.200% unsecured senior notes due in 2024. The senior notes were given investment grade ratings of BBB-/Baa3 with a stable outlook. The notes are subject to certain covenant restrictions and regulations which are customary for credit rated obligations. At the time of funding, the proceeds were offered at a discount of the original note amount which also excluded an underwriting fee discount. The net proceeds received from the issuance were used to repay the outstanding balance of $475.0 million on the revolving Credit Facility and for other general corporate purposes. As of June 30, 2015 and December 31, 2014, there was an outstanding debt balance of $500.0 million exclusive of the associated discount balance.
The Master Agreement, Wells Fargo Agreement and the Credit Agreement all require the Company to maintain certain financial ratios and comply with certain other covenants. The Company was in compliance with all such covenants as of June 30, 2015 and December 31, 2014.
The 30-day Adjusted LIBOR Rate as of June 30, 2015 was 0.19%.
NOTE 8· Supplemental Disclosures of Cash Flow Information and Non-Cash Financing and Investing Activities

Our Restricted Cash balance is composed of funds held in separate premium trust accounts as required by state law or, in some cases, per agreement with our carrier partners.  In the second quarter of 2015 , certain balances that had previously been reported as held in restricted premium trust accounts were reclassified as non-restricted as they were not restricted by state law or by contractual agreement with a carrier.  The resulting impact of this change is a reduction of approximately $41 million in the balance reported on our Condensed Consolidated Balance Sheet as Restricted Cash and Investments and a corresponding increase in the balance reported as Cash and Cash Equivalents.  While these balances are not restricted, they do represent premium payments from customers to be paid to insurance carriers and this change should not be viewed as a source of operating cash.

	For the six months ended June 30,
(in thousands)	2015	2014
Cash paid during the period for:
Interest	$18,766	$11,070
Income taxes	$67,457	$58,079
Brown & Brown’s significant non-cash investing and financing activities are summarized as follows:

	For the six months ended June 30,
(in thousands)	2015	2014
Other payable issued for purchased customer accounts	$905	$125
Estimated acquisition earn-out payables and related charges	$27,134	$13,158
Notes received on the sale of fixed assets and customer accounts	$544	$131
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

NOTE 10· Segment Information
Brown & Brown’s business is divided into four reportable segments: (1) the Retail Segment, which provides a broad range of insurance products and services to commercial, public and quasi-public entities, and to professional and individual customers; (2) the National Programs Segment, which acts as a managing general agent (“MGA”), provides professional liability and related package products for certain professionals, a range of insurance products for individuals, flood coverage, and targeted products and services designated for specific industries, trade groups, governmental entities and market niches, all of which are delivered through nationwide networks of independent agents, and markets; (3) the Wholesale Brokerage Segment, which markets and sells excess and surplus commercial and personal lines insurance, primarily through independent agents and brokers, as well as Brown & Brown Retail offices; and (4) the Services Segment, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare Set-aside services, Social Security disability and Medicare benefits advocacy services and catastrophe claims adjusting services.
Brown & Brown conducts all of its operations within the United States of America, except for one wholesale brokerage operation based in London, England, and retail operations in Bermuda and the Cayman Islands. These non-United States operations earned $3.4 million and $3.8 million of total revenues for the three months ended June 30, 2015 and 2014, respectively. These operations earned $6.1 million and $7.0 million of total revenues for the six months ended June 30, 2015 and 2014, respectively. Long-lived assets held outside of the United States as of June 30, 2015 and 2014 were not material.
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

	For the three months ended June 30, 2015
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$222,721	$103,056	$55,417	$38,360	$(107)	$419,447
Investment income	$21	$56	$73	$1	$109	$260
Amortization	$11,185	$6,975	$2,432	$1,022	$9	$21,623
Depreciation	$1,634	$1,756	$561	$529	$757	$5,237
Interest expense	$10,562	$13,953	$216	$1,596	$(16,656)	$9,671
Income before income taxes	$48,455	$13,810	$16,390	$5,538	$16,721	$100,914
Total assets	$3,423,263	$2,516,430	$865,000	$283,996	$(2,067,852)	$5,020,837
Capital expenditures	$1,349	$1,761	$1,211	$301	$248	$4,870

	For the three months ended June 30, 2014
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$214,220	$93,486	$54,273	$35,757	$28	$397,764
Investment income	$16	$66	$7	$—	$105	$194
Amortization	$10,623	$6,305	$2,676	$1,010	$9	$20,623
Depreciation	$1,625	$1,871	$631	$628	$487	$5,242
Interest expense	$11,373	$12,446	$375	$1,971	$(19,161)	$7,004
Income before income taxes	$48,173	$10,002	$15,366	$5,063	$23,177	$101,781
Total assets	$3,203,327	$2,446,569	$913,500	$278,138	$(1,911,062)	$4,930,472
Capital expenditures	$1,580	$5,237	$426	$244	$363	$7,850

	For the six months ended June 30, 2015
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$441,065	$202,611	$107,245	$73,148	$(324)	$823,745
Investment income	$43	$101	$145	$1	$190	$480
Amortization	$22,119	$14,210	$4,855	$2,045	$19	$43,248
Depreciation	$3,276	$3,522	$1,124	$1,059	$1,439	$10,420
Interest expense	$20,720	$28,908	$445	$3,195	$(33,746)	$19,522
Income before income taxes	$95,464	$23,286	$30,874	$10,040	$35,028	$194,692
Total assets	$3,423,263	$2,516,430	$865,000	$283,996	$(2,067,852)	$5,020,837
Capital expenditures	$2,773	$3,250	$1,662	$541	$371	$8,597

	For the six months ended June 30, 2014
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$419,690	$170,161	$104,274	$67,399	$(166)	$761,358
Investment income	$32	$71	$11	$2	$181	$297
Amortization	$20,892	$10,169	$5,352	$2,067	$19	$38,499
Depreciation	$3,218	$3,360	$1,250	$1,091	$963	$9,882
Interest expense	$22,118	$17,888	$761	$3,941	$(33,632)	$11,076
Income before income taxes	$89,390	$26,946	$26,113	$7,832	$38,337	$188,618
Total assets	$3,203,327	$2,446,569	$913,500	$278,138	$(1,911,062)	$4,930,472
Capital expenditures	$3,696	$7,126	$713	$535	$507	$12,577

NOTE 11· Investments
At June 30, 2015, the Company’s amortized cost and fair values of fixed maturity securities are summarized as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities, obligations of U.S. Government agencies and Municipals	$13,701	$38	$(1)	$13,738
Foreign government	50	—	—	50
Corporate debt	5,563	9	(5)	5,567
Short duration fixed income fund	1,860	31	—	1,891
Total	$21,174	$78	$(6)	$21,246
The following table shows the investments’ gross unrealized loss and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2015:

(in thousands)	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities, obligations of U.S. Government agencies and Municipals	$500	$1	$—	$—	$500	$1
Corporate debt	2,806	4	200	1	3,006	5
Total	$3,306	$5	$200	$1	$3,506	$6
The unrealized losses from corporate issuers were caused by interest rate increases. At June 30, 2015, the Company had 23 securities in an unrealized loss position. The contractual cash flows of the U.S. Treasury Securities and obligations of the U.S. Government agencies investments are either guaranteed by the U.S. Government or an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. The corporate securities are highly rated securities with no indicators of potential impairment. Based on the ability and intent of the Company to hold these investments until recovery of fair value, which may be maturity, the bonds were not considered to be other-than-temporarily impaired at June 30, 2015.
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
The amortized cost and estimated fair value of the fixed maturity securities at June 30, 2015 by contractual maturity are set forth below:

(in thousands)	Amortized Cost	Fair Value
Years to maturity:
Due in one year or less	$8,444	$8,448
Due after one year through five years	12,400	12,466
Due after five years through ten years	330	332
Total	$21,174	$21,246
The amortized cost and estimated fair value of the fixed maturity securities at December 31, 2014 by contractual maturity are set forth below:

(in thousands)	Amortized Cost	Fair Value
Years to maturity:
Due in one year or less	$5,628	$5,628
Due after one year through five years	13,863	13,897
Due after five years through ten years	330	337
Total	$19,821	$19,862
The expected maturities in the foregoing table may differ from the contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalty.
Proceeds from sales of the Company’s investment in fixed maturity securities were $1.6 million including maturities from the period January 1, 2015 to June 30, 2015. The gains and losses realized on those sales for the period from January 1, 2015 to June 30, 2015 were insignificant.
Realized gains and losses are reported on the Condensed Consolidated Statements of Income, with the cost of securities sold determined on a specific identification basis.

At June 30, 2015, investments with a fair value of approximately $4.1 million were on deposit with state insurance departments to satisfy regulatory requirements.
NOTE 12· Losses and Loss Adjustment Reserve
Although the reinsurers are liable to the Company for amounts reinsured, Wright Flood remains primarily liable to its policyholders for the full amount of the policies written whether or not the reinsurers meet their obligations to Wright Flood when they become due. The effects of reinsurance on premiums written and earned are as follows:

(in thousands)	Period from January 1, 2015 to June 30, 2015
	Written	Earned
Direct premiums	$288,055	$306,045
Assumed premiums	—	18
Ceded premiums	288,049	306,057
Net premiums	$6	$6
All premiums written by Wright Flood under the National Flood Insurance Program are 100% ceded to FEMA, for which Wright Flood received a 30.8% expense allowance from January 1, 2015 through June 30, 2015. For the period from January 1, 2015 through June 30, 2015, the Company ceded $287.5 million of written premiums.
Effective April 1, 2014, Wright Flood is also a party to a quota share agreement whereby it cedes 100% of its gross excess flood premiums, which excludes fees, to Arch Reinsurance Company and receives a 30.5% commission. Wright Flood ceded $0.5 million for the period from January 1, 2015 through June 30, 2015. No loss data exists on this agreement.
Wright Flood also ceded 100% of the Homeowners, Private Passenger Auto Liability, and Other Liability Occurrence to Stillwater Insurance Company formerly known as Fidelity National Insurance Company. This business is in runoff. Therefore, only loss data still exists on this business. As of June 30, 2015, ceded unpaid losses and loss adjustment expenses for Homeowners, Private Passenger Auto Liability and Other Liability Occurrence was $11,198, $51,764 and $1,161, respectively. The incurred but not reported balance was $102 for Homeowners and $39,424 for Private Passenger Auto Liability.
The reinsurance recoverable balance as of June 30, 2015 was $381.8 million and was comprised of recoverables on unpaid losses and loss expenses of $79.2 million and prepaid reinsurance premiums of $302.6 million. There was no net activity in the reserve for losses and loss adjustment expense during the period January 1, 2015 through June 30, 2015, as Wright Flood's direct premiums written were 100% ceded to three reinsurers. The balance of the reserve for losses and loss adjustment expense, excluding related reinsurance recoverable, as of June 30, 2015 was $79.2 million.
NOTE 13· Statutory Financial Information
Wright Flood is required to maintain minimum amounts of statutory capital and surplus of $7.5 million as required by regulatory authorities. Wright Flood’s statutory capital and surplus exceeded their respective minimum statutory requirements. The unaudited statutory capital and surplus of Wright Flood was $13.4 million at June 30, 2015. For the period from January 1, 2015 through June 30, 2015, Wright Flood generated statutory net income of $2.4 million.
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

NOTE 15· Shareholders’ Equity
On July 21, 2014, the Company’s Board of Directors authorized the repurchase of up to $200.0 million of its shares of common stock. This is in addition to the $25.0 million that was authorized in the first quarter and executed in the second quarter of 2014. On September 2, 2014, the Company entered into an accelerated share repurchase agreement (“ASR”) with an investment bank to purchase an aggregate $50.0 million of the Company’s common stock. The total number of shares purchased under the ASR of 1,539,760 was determined upon settlement of the final delivery and was based on the Company’s volume weighted average price per its common share over the ASR period less a discount.
On March 5, 2015, the Company entered into a second ASR with an investment bank to purchase an aggregate $100.0 million of the Company’s common stock. As part of the ASR, the Company received an initial delivery of 2,667,992 shares of the Company’s common stock with a fair market value of approximately $85.0 million. The initial delivery of 2,667,992 shares reduced the outstanding shares used to determine the Company’s weighted average shares outstanding for purposes of calculating basic and diluted earnings per share. On August 6, 2015, the Company was notified by its investment bank that the March 5, 2015 ASR agreement between the Company and the investment bank had been completed in accordance with the terms of the agreement. The notice stated that the investment bank will deliver to the Company an additional 391,637 shares of the Company’s common stock for a total of 3,059,629 shares repurchased under the agreement. The delivery of the remaining 391,637 shares is expected to occur on or near August 11, 2015. Upon delivery of the remaining 391,637 shares, a total of 5,444,389 shares will have been repurchased since the first quarter of 2014.
On July 20, 2015, the Company’s Board of Directors authorized the repurchase of up to an additional $400.0 million of the Company's outstanding common stock. With this authorization, the Company has approval to repurchase up to $450.0 million, in the aggregate, of the Company's outstanding common stock. The shares may be purchased from time to time, at the Company’s discretion and subject to the availability of stock, market conditions, the trading price of the stock, alternative uses for capital, the Company’s financial performance and other potential factors. These purchases may be carried out through open market purchases, block trades, accelerated share repurchase plans of up to $100.0 million each (unless otherwise approved by the Board of Directors), negotiated private transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
THE FOLLOWING DISCUSSION UPDATES THE MD&A CONTAINED IN THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014, AND THE TWO DISCUSSIONS SHOULD BE READ TOGETHER.
GENERAL
Company Overview — Second Quarter of 2015
The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the related Notes to those Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10Q.
We are a diversified insurance agency, wholesale brokerage, insurance programs and services organization headquartered in Daytona Beach, Florida. As an insurance intermediary, our principal sources of revenue are commissions paid by insurance companies and, to a lesser extent, fees paid directly by customers. Commission revenues generally represent a percentage of the premium paid by an insured and are affected by fluctuations in both premium rate levels charged by insurance companies and the insureds’ underlying “insurable exposure units,” which are units that insurance companies use to measure or express insurance exposed to risk (such as property values, or sales and payroll levels) to determine what premium to charge the insured. Insurance companies establish these premium rates based upon many factors, including reinsurance rates paid by such insurance companies, none of which we control.
The volume of business from new and existing customers, fluctuations in insurable exposure units, changes in premium rate levels, and changes in general economic and competitive conditions all affect our revenues. For example, level rates of inflation or a general decline in economic activity could limit increases in the values of insurable exposure units. Conversely, the increasing costs of litigation settlements and awards have caused some customers to seek higher levels of insurance coverage. We foster a strong, decentralized sales culture with the goal of consistent, sustained growth over the long term. Historically, our revenues have typically grown as a result of our focus on net new business growth and acquisitions.
We increased revenues every year from 1993 to 2014, with the exception of 2009, when our revenues dropped 1.0%. Our revenues grew from $95.6 million in 1993 to $1.6 billion in 2014, reflecting a compound annual growth rate of 14.2%. In the same 21 year period, we increased net income from $8.1 million to $206.9 million in 2014, a compound annual growth rate of 16.7%.
The term “core commissions and fees” excludes profit-sharing contingent commissions and guaranteed supplemental commissions, and therefore represents the revenues earned directly from specific insurance policies sold, and specific fee-based services rendered. The term “core organic commissions and fees” is our core commissions and fees less (i) the core commissions and fees earned for the first twelve months by newly-acquired operations and (ii) divested business (core commissions and fees generated from offices, books of business or niches sold or terminated during the comparable period). “Core organic commissions and fees” are reported in this manner in order to express the current year’s core commissions and fees on a comparable basis with the prior year’s core commissions and fees. The resulting net change reflects the aggregate changes attributable to (i) net new and lost accounts, (ii) net changes in our clients’ exposure units, and (iii) net changes in insurance premium rates or the commission rate paid to us by our carrier partners.
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
Certain insurance companies offer guaranteed fixed-base agreements, referred to as “Guaranteed Supplemental Commissions” (“GSCs”) in lieu of profit -sharing contingent commissions. Since GSCs are not subject to the uncertainty of loss ratios, they are accrued throughout the year based on actual premiums written. For the period ending December 31, 2014, we had $7.6 million of GSC revenue accrued and earned $9.9 million of GSCs, most of which were collected in the first quarter of 2015. For the three-month periods ended June 30, 2015 and 2014, we earned and accrued $2.2 million and $2.1 million, respectively, and for the six-month periods ended June 30, 2015 and 2014, we earned and accrued $5.6 million and $5.0 million, respectively, from GSCs.

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
Additionally, our profit-sharing contingent commissions and GSCs for the three months ended June 30, 2015 increased by $1.0 million compared to the second quarter of 2014 primarily as a result of timing related to contingent commissions received by our forced placed lender coverage business. Other income decreased by $1.0 million primarily as a result of a reduction in book of business sale gains when compared to the second quarter of 2014 and the change in where this activity is presented in the financial statements as described in the results of operations section below.
For the three and six-month periods ended June 30, 2015, our consolidated internal revenue growth rate was 1.9% and 2.8% respectively. Additionally, each of our four segments recorded positive internal revenue growth for the second quarter of 2015. In the event that the gradual increases in insurable exposure units that occurred in 2013 and 2014 continue into 2015, we believe we will continue to see positive quarterly internal revenue growth rates in 2015, even with rates moderating downward.
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
Income before income taxes in the three month period ended June 30, 2015 decreased from the second quarter of 2014 by $0.9 million, primarily as a result of new acquisitions and net new business, partially offset by the incremental interest expense associated with the new Credit Agreement and the inaugural public debt offering, both completed in 2014 along with incremental investments in revenue producing teammates.
Information Regarding Non-GAAP Measures
In the discussion and analysis of our results of operations, in addition to reporting financial results in accordance with GAAP, we provide information regarding core commissions and fees, core organic commissions and fees, and our internal growth rate, which is the growth rate of our core organic commissions and fees. These measures are not in accordance with, or an alternative to (including any adjusted internal growth rate) the GAAP information provided in this Quarterly Report on Form 10-Q. Tabular reconciliations of this supplemental non-GAAP financial information to our most comparable GAAP information are contained in this Quarterly Report on Form 10-Q. We present such non-GAAP supplemental financial information, as we believe such information provides additional meaningful methods of evaluating certain aspects of our operating performance from period to period on a basis that may not be otherwise apparent on a non-GAAP basis. This supplemental financial information should be considered in addition to, not in lieu of, our Condensed Consolidated Financial Statements.
Acquisitions
Part of our continuing business strategy is to attract high-quality insurance intermediaries to join our operations. From 1993 through the second quarter of 2015, we acquired 466 insurance intermediary operations, excluding acquired books of business (customer accounts).
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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014
The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes.
Financial information relating to our Condensed Consolidated Financial Results for the three and six months ended June 30, 2015 and 2014 is as follows (in thousands, except percentages):

	For the three months ended June 30,			For the six months ended June 30,
	2015	2014	% Change	2015	2014	% Change
REVENUES
Core commissions and fees	$411,435	$389,850	5.5%	$781,905	$717,177	9.0%
Profit-sharing contingent commissions	3,573	2,756	29.6%	33,528	34,504	(2.8)%
Guaranteed supplemental commissions	2,236	2,084	7.3%	5,592	5,016	11.5%
Investment income	260	194	34.0%	480	297	61.6%
Other income, net	1,943	2,880	(32.5)%	2,240	4,364	(48.7)%
Total revenues	419,447	397,764	5.5%	823,745	761,358	8.2%
EXPENSES
Employee compensation and benefits	211,499	196,397	7.7%	416,804	380,507	9.5%
Non-cash stock-based compensation	6,102	5,994	1.8%	12,459	13,509	(7.8)%
Other operating expenses	64,377	60,546	6.3%	125,470	113,007	11.0%
Gain on disposal	(348)	—	—%	(605)	—	—%
Amortization	21,623	20,623	4.8%	43,248	38,499	12.3%
Depreciation	5,237	5,242	(0.1)%	10,420	9,882	5.4%
Interest	9,671	7,004	38.1%	19,522	11,076	76.3%
Change in estimated acquisition earn-out payables	372	177	110.2%	1,735	6,260	(72.3)%
Total expenses	318,533	295,983	7.6%	629,053	572,740	9.8%
Income before income taxes	100,914	101,781	(0.9)%	194,692	188,618	3.2%
Income taxes	39,909	40,026	(0.3)%	76,736	74,448	3.1%
NET INCOME	$61,005	$61,755	(1.2)%	$117,956	$114,170	3.3%
Net internal growth rate – core organic commissions and fees	1.9%	3.1%		2.8%	0.8%
Employee compensation and benefits ratio	50.4%	49.4%		50.6%	50.0%
Other operating expenses ratio	15.3%	15.2%		15.2%	14.8%
Capital expenditures	$4,870	$7,850		$8,597	$12,577
Total assets at June 30				$5,020,837	$4,930,472
Commissions and Fees
Commissions and fees, including profit-sharing contingent commissions and GSCs, for the three months ended June 30, 2015 increased $22.6 million to $417.2 million, or 5.7% over the same period in 2014. Core commissions and fees revenue for the second quarter of 2015 increased $21.6 million, of which approximately $19.2 million represented core commissions and fees from agencies acquired since the second quarter of 2014. After divested business of $4.9 million, the remaining net increase of $7.3 million represented net new business, which reflects a growth rate of 1.9% for core organic commissions and fees. Profit-sharing contingent commissions and GSCs for the second quarter of 2015 increased by $1.0 million, or 20.0%, from the second quarter of 2014. The net increase of $1.0 million in the second quarter was mainly driven by an increase in profit-sharing contingent commissions in the National Programs Segment.

For the six months ended June 30, 2015 commissions and fees, including profit-sharing contingent commissions and GSCs, increased $64.3 million to $821.0 million, or 8.5% over the same period in 2014. Core commissions and fees revenue for the six months ended June 30, 2015 increased $64.7 million, of which approximately $55.2 million represented core commissions and fees from agencies acquired since the first half of 2014. After divested business of $10.0 million, the remaining net increase of $19.5 million represented net new business, which reflects an internal growth rate of 2.8% for core organic commissions and fees. Profit-sharing contingent commissions and GSCs for the six months ended June 30, 2015 decreased by $0.4 million, or 1.0% compared to the first half of 2014. The net decrease of $0.4 million in the first half of 2015 was mainly driven by a reduction in profit-sharing contingent commissions in the National Programs segment, partially offset by an increase in GSCs in the Retail Segment.
Investment Income
Investment income for the three months ended June 30, 2015 increased $0.1 million over the same period in 2014. Investment income for the six months ended June 30, 2015 increased $0.2 million over the same period in 2014. This increase was related to additional interest income driven by cash management activities to earn a higher yield.
Other Income, net
Other income for the three months ended June 30, 2015 was $1.9 million, compared with $2.9 million in the same period in 2014. Other income consists primarily of legal settlements and gains and losses from the sale and disposition of fixed assets. Prior to the adoption of ASU No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08") in the fourth quarter of 2014, net gains and losses on the sale of businesses or customer accounts were reflected in other income. Any such gains or losses are now reflected on a net basis in the expense section since the adoption of ASU 2014-08. The $1.0 million decrease for the three months ended June 30, 2015 from the comparable period in 2014 was primarily due to prior year book of business sales and the change in where this activity is presented in the financial statements.
Other income for the six months ended June 30, 2015 was $2.2 million, compared with $4.4 million in the same period in 2014. The $2.2 million decrease for the six months ended June 30, 2015 from the comparable period in 2014 was primarily due to prior year book of business sales and the change in where this activity is presented in the financial statements.
Employee Compensation and Benefits
Employee compensation and benefits expense as a percentage of total revenues increased to 50.4% for the three months ended June 30, 2015, from 49.4% for the three months ended June 30, 2014. Employee compensation and benefits for the second quarter of 2015 increased, on a net basis, approximately 7.7%, or $15.1 million, over the same period in 2014. This net increase included $5.9 million of compensation costs related to stand-alone acquisitions completed since the second quarter of 2014. Therefore, employee compensation and benefits expense attributable to those offices that existed in the same three-month period ended June 30, 2015 and 2014 increased by $9.2 million or 5.0%. The employee compensation and benefits expense increases for these offices were primarily related to (i) an increase in producer and staff salaries as we make targeted investments in our business; (ii) increased profit center bonuses and commissions due to increased revenue and operating profit; and (iii) the increased cost of health insurance.
Employee compensation and benefits expense as a percentage of total revenues increased to 50.6% for the six months ended June 30, 2015, from 50.0% for the six months ended June 30, 2014. Employee compensation and benefits for the first half of 2015 increased, on a net basis, approximately 9.5%, or $36.3 million, over the same period in 2014. This net increase included $19.3 million of compensation costs related to acquisitions completed since the first half of 2014. Therefore, employee compensation and benefits expense attributable to those offices that existed in the same six-month period ended June 30, 2015 and 2014 increased by $17.0 million or 4.7%. The employee compensation and benefits expense increases for these offices were primarily related to (i) an increase in producer and staff salaries as we make targeted investments in our business; (ii) increased profit center bonuses and commissions due to increased revenue and operating profit; and (iii) the increased cost of health insurance.
Non-Cash Stock-Based Compensation
The Company has an employee stock purchase plan, and grants stock options and non-vested stock awards under other equity-based plans to its employees. Compensation expense for all share-based awards is recognized in the financial statements based upon the grant-date fair value of those awards. Non-cash stock-based compensation expense for the three months ended June 30, 2015 was essentially flat compared to the second quarter of 2014, increasing $0.1 million, or 1.8%. The increase for the three months ended June 30, 2015 was attributable to new grants issued in 2015 partially offset by a decrease in expense due to forfeitures. Non-cash stock-based compensation expense for the six months ended June 30, 2015 decreased $1.1 million, or 7.8%, from the same period in 2014. The decrease for the six months ended June 30, 2015 was the result of: (i) older grants attaining the vesting requirements and therefore being fully expensed in prior periods; (ii) some forfeitures driven by employee turnover along with certain grants not achieving all vesting requirements; and (iii) underlying participation levels; partially offset by the additional expense attributable to the new grants issued in 2015.
Other Operating Expenses
As a percentage of total revenues, other operating expenses represented 15.3% in the second quarter of 2015, versus 15.2% reported in the second quarter of 2014. Other operating expenses for the second quarter of 2015 increased $3.8 million, or 6.3%, over the same period of 2014, of which $2.3 million related to acquisitions completed since the second quarter of 2014. The other operating expenses for those offices that existed in both three-month periods ended June 30, 2015 and 2014 (including the new acquisitions that “folded into” those offices) increased by $1.5 million, which was primarily attributable to increased legal, consulting and policy inspection fee expenses.
Other operating expenses represented 15.2% of total revenues for the six months ended June 30, 2015, versus 14.8% reported for the six months ended June 30, 2014. Other operating expenses for the first half of 2015 increased $12.5 million, or 11.0%, over the same period of 2014, of which $10.0 million related to acquisitions completed since the first half 2014. The other operating expenses for those offices that existed in both six-month periods ended June 30, 2015 and 2014 (including the new acquisitions that “folded into” those offices) increased by $2.5 million, which was primarily attributable to currency movements related to our London-based wholesale subsidiary and legal, consulting and policy inspection fee expenses.
Gain on Disposal
Gain on disposal for the second quarter of 2015 increased $0.3 million over the second quarter of 2014. Gain on disposal for the six months ended June 30, 2015 increased $0.6 million over the six months ended June 30, 2014. Prior to the adoption of ASU 2014-08 in the fourth quarter of 2014, net gains and losses on the sale of businesses or customer accounts were reflected in other income. Although we are not in the business of selling customer accounts, we periodically will sell an office or a book of business (one or more customer accounts) that we believe does not produce reasonable margins or demonstrate a potential for growth, or because doing so is in the Company’s best interest. For comparative purposes, in the three months ended June 30, 2014 there was $2.2 million of gain reflected in other income related to disposal of businesses or customer accounts. For the six months ended June 30, 2014 there was $3.1 million of gain reflected in other income related to disposal of businesses or customer accounts.
Amortization
Amortization expense for the second quarter of 2015 increased $1.0 million, or 4.8%, over the second quarter of 2014. This increase is due primarily to the amortization of additional intangible assets as the result of acquisitions completed since the second quarter of 2014. Amortization expense for the six months ended June 30, 2015 increased $4.7 million, or 12.3%, over the six months ended June 30, 2014. This increase is due primarily to the amortization of additional intangible assets as the result of acquisitions completed since the first half of 2014.
Depreciation
Depreciation expense for the second quarter of 2015 was essentially flat compared to the second quarter of 2014. Depreciation expense for the six months ended June 30, 2015 increased $0.5 million, or 5.4%, over the six months ended June 30, 2014. This increase is due primarily to the addition of fixed assets resulting from acquisitions completed since the first half of 2014.
Interest Expense
Interest expense for the second quarter of 2015 increased $2.7 million, or 38.1%, over the second quarter of 2014. Interest expense for the six months ended June 30, 2015 increased $8.4 million, or 76.3%, over the six months ended June 30, 2014. These increases are primarily due to the increased debt borrowings and an increase in our effective rate of interest for both three and six month periods compared to 2014. The increased debt borrowings from the prior year include; the Credit Facility term loan from May 2014 with an initial amount of $550.0 million at LIBOR plus 137.5 basis points, and the $500.0 million Senior Notes due 2024 issued during September 2014 at a fixed rate of interest of 4.2%. The Credit Facility term loan proceeds replaced pre-existing debt of $230.0 million with similar rates of interest. The proceeds from the Senior Notes due

2024 were used to settle the Credit Facility revolver debt of $375.0 million, which had a lower, but variable rate of interest based on an adjusted LIBOR. This transitioned the debt to a favorable long term fixed rate of interest and extended the date of maturity of those funds. These changes were the result of an evolution and maturation of our previous debt structure and provide increased debt capacity and flexibility.
Change in Estimated Acquisition Earn-Out Payables
Accounting Standards Codification (“ASC”) Topic 805-Business Combinations is the authoritative guidance requiring an acquirer to recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities (with only limited exceptions) upon initially obtaining control of an acquired entity. Additionally, the fair value of contingent consideration arrangements (such as earn-out purchase price arrangements) at the acquisition date must be included in the purchase price consideration. As a result, the recorded purchase prices for all acquisitions consummated after January 1, 2009 include an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in these earn-out obligations are required to be recorded in the Consolidated Statement of Income when incurred or reasonably estimated. Estimations of potential earn-out obligations are typically based upon future earnings of the acquired entities, usually for periods ranging from one to three years.
The net charge or credit to the Condensed Consolidated Statement of Income for the period is the combination of the net change in the estimated acquisition earn-out payables balance, and the interest expense imputed on the outstanding balance of the estimated acquisition earn-out payables.
As of June 30, 2015 and 2014, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820-Fair Value Measurement. The resulting net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the three and six month periods ended June 30, 2015 and 2014 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2015	2014	2015	2014
Change in fair value of estimated acquisition earn-out payables	$(342)	$(375)	$334	$5,228
Interest expense accretion	714	552	1,401	1,032
Net change in earnings from estimated acquisition earn-out payables	$372	$177	$1,735	$6,260
For the three months ended June 30, 2015 and 2014, the fair value of estimated earn-out payables was re-evaluated and decreased by $0.3 million and $0.4 million, respectively, which resulted in credits to the Condensed Consolidated Statement of Income. For the six months ended June 30, 2015 and 2014, the fair value of estimated earn-out payables was re-evaluated and increased by $0.3 million and $5.2 million, respectively, which resulted in charges to the Condensed Consolidated Statement of Income.
As of June 30, 2015, the estimated acquisition earn-out payables equaled $90.1 million, of which $21.2 million was recorded as accounts payable and $68.9 million was recorded as other non-current liability.
Income Taxes
The effective tax rate on income from operations for the three months ended June 30, 2015 and 2014 was 39.6% and 39.3%, respectively. The effective tax rate on income from operations for the six months ended June 30, 2015 and 2014 was 39.4% and 39.5%, respectively. The increased effective tax rate for the second quarter is primarily the result of higher average effective state income tax rates primarily in New York State. The lower effective tax rate for the six months ended June 30, 2015 was primarily the result of non-recurring state tax credits utilized in the first quarter of 2015, partially offset by higher average effective state income tax rates.

RESULTS OF OPERATIONS — SEGMENT INFORMATION
As discussed in Note 10 of the Notes to Condensed Consolidated Financial Statements, we operate four reportable segments: Retail, National Programs, Wholesale Brokerage, and Services. On a segmented basis, increases in amortization, depreciation and interest expenses result from completed acquisitions within a given segment in a particular year. Likewise, other income in each segment reflects net gains primarily from legal settlements and miscellaneous income. As such, in evaluating the operational efficiency of a segment, management emphasizes the net internal growth rate of core commissions and fees revenue, the ratio of total employee compensation and benefits to total revenues, and the ratio of other operating expenses to total revenues.
The internal growth rates for our core organic commissions and fees for the three months ended June 30, 2015, by segment, are as follows (in thousands, except percentages):

	For the three months ended June 30,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
	2015	2014
Retail(1)	$217,529	$208,077	$9,452	4.5%	$7,977	$1,475	0.7%
National Programs	101,653	90,435	11,218	12.4%	10,708	510	0.6%
Wholesale Brokerage	53,894	50,813	3,081	6.1%	506	2,575	5.1%
Services	38,359	35,586	2,773	7.8%	—	2,773	7.8%
Total core commissions and fees	$411,435	$384,911	$26,524	6.9%	$19,191	$7,333	1.9%
The reconciliation of the above internal growth schedule to the total commissions and fees included in the Condensed Consolidated Statements of Income for the three months ended June 30, 2015, and 2014, is as follows (in thousands):

	For the three months ended June 30,
	2015	2014
Total core commissions and fees	$411,435	$384,911
Profit-sharing contingent commissions	3,573	2,756
Guaranteed supplemental commissions	2,236	2,084
Divested business	—	4,939
Total commissions and fees	$417,244	$394,690
The internal growth rates for our core organic commissions and fees for the three months ended June 30, 2014, by Segment, are as follows (in thousands, except percentages):

	For the three months ended June 30,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
	2014	2013
Retail(1)	$209,061	$169,013	$40,048	23.7%	$36,502	$3,546	2.1%
National Programs	92,427	64,955	27,472	42.3%	26,027	1,445	2.2%
Wholesale Brokerage	52,776	48,644	4,132	8.5%	38	4,094	8.4%
Services	35,586	30,270	5,316	17.6%	4,609	707	2.3%
Total core commissions and fees	$389,850	$312,882	$76,968	24.6%	$67,176	$9,792	3.1%	(2)

The reconciliation of the above internal growth schedule to the total commissions and fees included in the Condensed Consolidated Statements of Income for the three months ended June 30, 2014 and 2013, is as follows (in thousands):

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

(2)	The Internal Net Growth rate would be 3.8% when excluding the $2.1 million of revenues related to Superstorm Sandy within the Colonial Claims business for the second quarter of 2013.
The internal growth rates for our core organic commissions and fees for the six months ended June 30, 2015, by Segment, are as follows (in thousands, except percentages):

	For the six months ended June 30,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
	2015	2014
Retail(1)	$413,881	$391,356	$22,525	5.8%	$18,140	$4,385	1.1%
National Programs	194,907	155,455	39,452	25.4%	36,106	3,346	2.2%
Wholesale Brokerage	99,954	93,302	6,652	7.1%	991	5,661	6.1%
Services	73,163	67,096	6,067	9.0%	—	6,067	9.0%
Total core commissions and fees	$781,905	$707,209	$74,696	10.6%	$55,237	$19,459	2.8%
The reconciliation of the above internal growth schedule to the total commissions and fees included in the Condensed Consolidated Statements of Income for the six months ended June 30, 2015, and 2014, is as follows (in thousands):

	For the six months ended June 30,
	2015	2014
Total core commissions and fees	$781,905	$707,209
Profit-sharing contingent commissions	33,528	34,504
Guaranteed supplemental commissions	5,592	5,016
Divested business	—	9,968
Total commissions and fees	$821,025	$756,697

The internal growth rates for our core organic commissions and fees for the six months ended June 30, 2014, by Segment, are as follows (in thousands, except percentages):

	For the six months ended June 30,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
	2014	2013
Retail(1)	$393,397	$328,101	$65,296	19.9%	$57,725	$7,571	2.3%
National Programs	159,713	128,409	31,304	24.4%	28,483	2,821	2.2%
Wholesale Brokerage	96,971	88,172	8,799	10.0%	38	8,761	9.9%
Services	67,096	72,875	(5,779)	(7.9)%	8,470	(14,249)	(19.6)%
Total core commissions and fees	$717,177	$617,557	$99,620	16.1%	$94,716	$4,904	0.8%	(2)
The reconciliation of the above internal growth schedule to the total commissions and fees included in the Condensed Consolidated Statements of Income for the six months ended June 30, 2014 and 2013, is as follows (in thousands):

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

(2)	The Internal Net Growth rate would be 3.9% when excluding the $18.3 million of revenues related to Superstorm Sandy within the Colonial Claims business for the first half of 2013.

Retail Segment
The Retail Segment provides a broad range of insurance products and services to commercial, public and quasi-public, professional and individual insured customers. Approximately 84.5% of the Retail Segment’s commissions and fees revenue is commission-based. Because most of our other operating expenses do not change as insurance premiums fluctuate, we believe that a portion of any fluctuation in the commissions we receive, net of related compensation, will be reflected in our income before income taxes, unless we make incremental strategic investments in the organization.
Financial information relating to our Retail Segment for the three and six months ended June 30, 2015 and 2014 is as follows (in thousands, except percentages):

	For the three months ended June 30,			For the six months ended June 30,
	2015	2014	% Change	2015	2014	% Change
REVENUES
Core commissions and fees	$217,745	$209,140	4.1%	$414,387	$393,741	5.2%
Profit-sharing contingent commissions	1,015	998	1.7%	19,843	18,407	7.8%
Guaranteed supplemental commissions	1,839	1,673	9.9%	4,638	3,932	18.0%
Investment income	21	16	31.3%	43	32	34.4%
Other income, net	2,101	2,393	(12.2)%	2,154	3,578	(39.8)%
Total revenues	222,721	214,220	4.0%	441,065	419,690	5.1%
EXPENSES
Employee compensation and benefits	110,866	103,861	6.7%	219,743	205,341	7.0%
Non-cash stock-based compensation	4,441	4,164	6.7%	8,783	8,128	8.1%
Other operating expenses	35,666	34,432	3.6%	70,695	66,462	6.4%
(Gain) loss on disposal	(339)	—	—%	(678)	—	—%
Amortization	11,185	10,623	5.3%	22,119	20,892	5.9%
Depreciation	1,634	1,625	0.6%	3,276	3,218	1.8%
Interest	10,562	11,373	(7.1)%	20,720	22,118	(6.3)%
Change in estimated acquisition earn-out payables	251	(31)	NMF	943	4,141	(77.2)%
Total expenses	174,266	166,047	4.9%	345,601	330,300	4.6%
Income before income taxes	$48,455	$48,173	0.6%	$95,464	$89,390	6.8%
Net internal growth rate – core organic commissions and fees	0.7%	2.1%		1.1%	2.3%
Employee compensation and benefits ratio	49.8%	48.5%		49.8%	48.9%
Other operating expenses ratio	16.0%	16.1%		16.0%	15.8%
Capital expenditures	$1,349	$1,580		$2,773	$3,696
Total assets at June 30				$3,423,263	$3,203,327

NMF = Not a meaningful figure

The Retail Segment’s total revenue during the three months ended June 30, 2015 increased 4.0%, or $8.5 million, over the same period in 2014, to $222.7 million. The $8.6 million increase in core commissions and fees revenue was driven by the following: (i) approximately $8.0 million related to the core commissions and fees revenue from acquisitions completed since the second quarter of 2014; (ii) $1.5 million related to net new business; and (iii) an offsetting decrease of $0.9 million related to commissions and fees revenue recorded in the second quarter of 2014 from business divested in the last year. Profit-sharing contingent commissions and GSCs for the second quarter of 2015 increased 6.9%, or $0.2 million over the same period in

2014, to $2.9 million. The Retail Segment’s internal growth rate for core organic commissions and fees revenue was 0.7% for the second quarter of 2015 and was driven by revenue from net new business written during the preceding twelve months along with modest increases in commercial auto rates, and substantially offset by: (i) terminated association health plan business in the State of Washington, (ii) continued pressure on the small employee benefits business as some accounts adopt alternative plan designs and move to a per employee/per month payment model due to the implementation of the Affordable Care Act and (iii) reductions in property insurance premium rates specifically in catastrophe prone areas.
Income before income taxes for the three months ended June 30, 2015 increased 0.6%, or $0.3 million, over the same period in 2014, to $48.5 million. The primary factors affecting this increase were: (i) the net increase in revenue as described above, (ii) primarily offset by total compensation, including non-cash stock-based compensation, increased by $7.3 million or 6.7% due to incremental investments in revenue producing teammates; (iii) operating expenses increased by $1.2 million or 3.6% due to legal and recruiting costs; and (iv) the interest expense decreased by $0.8 million as a result of the decrease in the intercompany interest charge related to past acquisitions.
The Retail Segment’s total revenue during the six months ended June 30, 2015 increased 5.1%, or $21.4 million, over the same period in 2014, to $441.1 million. The $20.6 million increase in core commissions and fees revenue was driven by the following: (i) approximately $18.1 million related to the core commissions and fees revenue from acquisitions completed since the first half of 2014; (ii) $4.4 million related to net new business; and (iii) an offsetting decrease of $1.9 million related to commissions and fees revenue recorded in the first half of 2014 from business divested in the last year. Profit-sharing contingent commissions and GSCs for the six months ended June 30, 2015 increased 9.6%, or $2.1 million over the same period in 2014, to $24.5 million. The Retail Segment’s internal growth rate for core organic commissions and fees revenue was 1.1% for the first half of 2015, and was driven by revenue from net new business written during the preceding twelve months along with modest increases in commercial auto rates, and primarily offset by: (i) terminated association health plan business in the State of Washington, (ii) continued pressure on the small employee benefits business as some accounts adopt alternative plan designs and move to a per employee/per month payment model due to the implementation of the Affordable Care Act, and (iii) reductions in property insurance premium rates specifically in catastrophe prone areas.
Income before income taxes for the six months ended June 30, 2015 increased 6.8%, or $6.1 million, over the same period in 2014, to $95.5 million. The primary factors affecting this increase were: (i) the net increase in revenue as described above, (ii) total compensation including non-cash stock-based compensation increased by $15.1 million or 7.1% due to incremental investment in revenue producing teammates; (iii) operating expenses increased by $4.2 million or 6.4% due to legal and recruiting costs; and (iv) the estimated acquisition earn-out payables expense decreased by $3.2 million.

National Programs Segment
The National Programs Segment manages over 50 programs with 40 well-capitalized carrier partners. In most cases, the insurance carriers that support the programs have delegated underwriting and, in many instances, claims-handling authority to our programs operations. These programs are generally distributed through a nationwide network of independent agents and Brown & Brown retail agents, and offer targeted products and services designed for specific industries, trade groups, professions, public entities and market niches. The National Programs Segment operations can be grouped into five broad categories: Commercial Programs, Professional Programs, Arrowhead Insurance Group Programs, Public Entity-Related Programs and the National Flood Program. The National Programs Segment’s revenue is primarily commission-based.
Financial information relating to our National Programs Segment for the three and six months ended June 30, 2015 and 2014 is as follows (in thousands, except percentages):

	For the three months ended June 30,			For the six months ended June 30,
	2015	2014	% Change	2015	2014	% Change
REVENUES
Core commissions and fees	$101,653	$92,427	10.0%	$194,907	$159,713	22.0%
Profit-sharing contingent commissions	1,529	756	102.2%	7,546	10,062	(25.0)%
Guaranteed supplemental commissions	2	4	(50.0)%	5	6	(16.7)%
Investment income	56	66	(15.2)%	101	71	42.3%
Other income, net	(184)	233	(179.0)%	52	309	(83.2)%
Total revenues	103,056	93,486	10.2%	202,611	170,161	19.1%
EXPENSES
Employee compensation and benefits	44,154	41,812	5.6%	87,043	75,514	15.3%
Non-cash stock-based compensation	1,191	1,261	(5.6)%	2,288	2,482	(7.8)%
Other operating expenses	21,190	19,746	7.3%	42,845	33,715	27.1%
(Gain) loss on disposal	(9)	—	—%	458	—	—%
Amortization	6,975	6,305	10.6%	14,210	10,169	39.7%
Depreciation	1,756	1,871	(6.1)%	3,522	3,360	4.8%
Interest	13,953	12,446	12.1%	28,908	17,888	61.6%
Change in estimated acquisition earn-out payables	36	43	(16.3)%	51	87	(41.4)%
Total expenses	89,246	83,484	6.9%	179,325	143,215	25.2%
Income before income taxes	$13,810	$10,002	38.1%	$23,286	$26,946	(13.6)%
Net internal growth rate – core organic commissions and fees	0.6%	2.2%		2.2%	2.2%
Employee compensation and benefits ratio	42.8%	44.7%		43.0%	44.4%
Other operating expenses ratio	20.6%	21.1%		21.1%	19.8%
Capital expenditures	$1,761	$5,237		$3,250	$7,126
Total assets at June 30				$2,516,430	$2,446,569

National Programs revenue for the three months ended June 30, 2015 increased 10.2%, or $9.6 million, over the same period in 2014, to a total $103.1 million. The $9.2 million increase in core commissions and fees revenue was driven by the following: (i) approximately $10.7 million related to core commissions and fees revenue from acquisitions completed since the second quarter of 2014; (ii) $0.5 million related to net new business; and (iii) an offsetting decrease of $2.0 million related to commissions and fees revenue recorded in the second quarter of 2014 from businesses since divested. Profit-sharing contingent commissions and GSCs were $1.5 million for the second quarter of 2015 which is an increase of $0.8 million from the second quarter of 2014. The primary reason for the contingent revenue increase was that our forced placed lender coverage business contingent revenue increased by $0.7 million from the second quarter of 2014 due to carriers shifting the timing of contingent payments from the first quarter to the second quarter.
The National Programs Segment’s internal growth rate for core commissions and fees revenue was 0.6% for the three months ended June 30, 2015. This internal growth rate was mainly due to Arrowhead Personal Property, which continues to produce written premium increases, Arrowhead Aftermarket Programs which is increasing written premiums and received a commission rate increase from its carrier partner, and growth in our forced placed lender coverage business. Significant growth in these businesses was partially offset by negative growth in the Florida coastal habitational program business due to a tough rate and competitive environment.
Income before income taxes for the three months ended June 30, 2015 increased 38.1%, or $3.8 million, from the same period in 2014, to $13.8 million. The increase was from additional revenues and profit generated from the Wright acquisition that included 3 months of revenue in the second quarter of 2015 versus only 2 months of revenue in the second quarter of 2014, divisional and company-wide cost savings initiatives, the divisional internal growth of 0.6%, and the divestiture of less profitable businesses since the second quarter of 2014.
National Programs revenue for the six months ended June 30, 2015, increased 19.1%, or $32.5 million, over the same period in 2014, to a total $202.6 million. The $35.2 million increase in core commissions and fees revenue was driven by the following: (i) approximately $36.1 million related to the core commissions and fees revenue from acquisitions completed since the first half of 2014; (ii) $3.3 million related to net new business; and (iii) an offsetting decrease of $4.2 million related to commissions and fees revenue recorded in the first half of 2014 from businesses since divested. Profit-sharing contingent commissions and GSCs were $7.6 million for the six months ended June 30, 2015 which is a decrease of $2.5 million from the first half of 2014. This decrease was primarily realized by our forced placed lender coverage and Florida coastal habitational program businesses.
The National Programs Segment’s internal growth rate for core commissions and fees revenue was 2.2% for the six months ended June 30, 2015 and 2014. The internal growth rate in the first six months of 2015 was mainly due to Arrowhead Personal Property and other personal lines programs that continue to produce written premium increases, Arrowhead Aftermarket Programs which is increasing written premiums and received a commission rate increase from its carrier partner, and our forced placed lender coverage business that is experiencing growth due to the addition of new customers.
Income before income taxes for the six months ended June 30, 2015 decreased 13.6%, or $3.7 million, from the same period in 2014, to $23.3 million. The decrease was primarily due to the additional amortization and the intercompany interest expense charges related to the Wright acquisition that were charged for six months in 2015 versus only two months in 2014. Also, the Wright Specialty and Wright Flood businesses typically have a higher concentration of revenue in the second half of the year due to Wright Flood’s flood season and Wright Specialty’s large renewal for the School Program that occurs in the third quarter.

Wholesale Brokerage Segment
The Wholesale Brokerage Segment markets and sells excess and surplus commercial and personal lines insurance, primarily through independent agents and brokers. Like the Retail and National Programs Segments, the Wholesale Brokerage Segment’s revenues are primarily commission-based.
Financial information relating to our Wholesale Brokerage Segment for the three and six months ended June 30, 2015 and 2014 is as follows (in thousands, except percentages):

	For the three months ended June 30,			For the six months ended June 30,
	2015	2014	% Change	2015	2014	% Change
REVENUES
Core commissions and fees	$53,894	$52,776	2.1%	$99,954	$96,971	3.1%
Profit-sharing contingent commissions	1,029	1,002	2.7%	6,139	6,035	1.7%
Guaranteed supplemental commissions	395	407	(2.9)%	949	1,078	(12.0)%
Investment income	73	7	NMF	145	11	NMF
Other income, net	26	81	(67.9)%	58	179	(67.6)%
Total revenues	55,417	54,273	2.1%	107,245	104,274	2.8%
EXPENSES
Employee compensation and benefits	26,633	25,949	2.6%	51,197	49,971	2.5%
Non-cash stock-based compensation	788	777	1.4%	1,541	1,513	1.9%
Other operating expenses	8,321	8,427	(1.3)%	16,870	17,478	(3.5)%
(Gain) loss on disposal	—	—	—%	(385)	—	—%
Amortization	2,432	2,676	(9.1)%	4,855	5,352	(9.3)%
Depreciation	561	631	(11.1)%	1,124	1,250	(10.1)%
Interest	216	375	(42.4)%	445	761	(41.5)%
Change in estimated acquisition earn-out payables	76	72	5.6%	724	1,836	(60.6)%
Total expenses	39,027	38,907	0.3%	76,371	78,161	(2.3)%
Income before income taxes	$16,390	$15,366	6.7%	$30,874	$26,113	18.2%
Net internal growth rate – core organic commissions and fees	5.1%	8.4%		6.1%	9.9%
Employee compensation and benefits ratio	48.1%	47.8%		47.7%	47.9%
Other operating expenses ratio	15.0%	15.5%		15.7%	16.8%
Capital expenditures	$1,211	$426		$1,662	$713
Total assets at June 30				$865,000	$913,500

NMF = Not a meaningful figure

The Wholesale Brokerage Segment’s total revenues for the three months ended June 30, 2015, increased 2.1%, or $1.1 million, over the same period in 2014, to $55.4 million. The $1.1 million net increase in core commissions and fees revenue was driven by the following: (i) $2.6 million related to net new business; (ii) $0.5 million related to the core commissions and fees revenue from acquisitions completed since the second quarter; and (iii) an offsetting decrease of $2.0 million related to commissions and fees revenue recorded in the second quarter of 2014 from businesses divested in the past year. Contingent commissions and GSCs for the second quarter of 2015 were generally flat as compared to the second quarter of 2014, at $1.4 million. The Wholesale Brokerage Segment’s internal growth rate for core organic commissions and fees revenue was 5.1% for the second quarter of 2015, and was driven by net new business and modest increases in exposure units, partially offset by significant contraction in insurance premium rates for catastrophe prone properties.

Income before income taxes for the three months ended June 30, 2015, increased 6.7%, or $1.0 million, over the same period in 2014, to $16.4 million, primarily due to the following: (i) the net increase in revenue as described above, and (ii) an increased pretax margin primarily related to businesses divested in 2014 that reported lower margins than the Wholesale Brokerage average.
The Wholesale Brokerage Segment’s total revenues for the six months ended June 30, 2015, increased 2.8%, or $3.0 million, over the same period in 2014, to $107.2 million. The $3.0 million net increase in core commissions and fees revenue was driven by the following: (i) $5.7 million related to net new business; (ii) $1.0 million related to the core commissions and fees revenue from acquisitions completed since the first half; and (iii) an offsetting decrease of $3.7 million related to commissions and fees revenue recorded in the first half of 2014 from businesses divested in the past year. Contingent commissions and GSCs for the six months ended June 30, 2015 were essentially flat from the first half of 2014, at $7.1 million. The Wholesale Brokerage Segment’s internal growth rate for core organic commissions and fees revenue was 6.1% for the six months ended June 30, 2015, and was driven by net new business and modest increases in exposure units, partially offset by significant contraction in insurance premium rates for catastrophe prone properties.
Income before income taxes for the six months ended June 30, 2015, increased 18.2%, or $4.8 million, over the same period in 2014, to $30.9 million, primarily due to the following: (i) the net increase in revenue as described above, (ii) a decrease of $1.1 million, or 60.6% in the change in estimated acquisition earn-out payable expense and (iii) the increase in the pretax margin as a result of businesses divested in 2014 that reported lower margins than the Wholesale Brokerage average.

Services Segment
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
Financial information relating to our Services Segment for the three and six months ended June 30, 2015 and 2014 is as follows (in thousands, except percentages):

	For the three months ended June 30,			For the six months ended June 30,
	2015	2014	% Change	2015	2014	% Change
REVENUES
Core commissions and fees	$38,359	$35,586	7.8%	$73,163	$67,096	9.0%
Profit-sharing contingent commissions	—	—	—	—	—	—
Guaranteed supplemental commissions	—	—	—	—	—	—
Investment income	1	—	—%	1	2	(50.0)%
Other income, net	—	171	(100.0)%	(16)	301	(105.3)%
Total revenues	38,360	35,757	7.3%	73,148	67,399	8.5%
EXPENSES
Employee compensation and benefits	19,550	18,271	7.0%	38,622	35,753	8.0%
Non-cash stock-based compensation	218	280	(22.1)%	416	559	(25.6)%
Other operating expenses	9,898	8,441	17.3%	17,754	15,960	11.2%
(Gain) loss on disposal	—	—	—%	—	—	—%
Amortization	1,022	1,010	1.2%	2,045	2,067	(1.1)%
Depreciation	529	628	(15.8)%	1,059	1,091	(2.9)%
Interest	1,596	1,971	(19.0)%	3,195	3,941	(18.9)%
Change in estimated acquisition earn-out payables	9	93	(90.3)%	17	196	(91.3)%
Total expenses	32,822	30,694	6.9%	63,108	59,567	5.9%
Income before income taxes	$5,538	$5,063	9.4%	$10,040	$7,832	28.2%
Net internal growth rate – core organic commissions and fees	7.8%	2.3%		9.0%	(19.6)%
Employee compensation and benefits ratio	51.0%	51.1%		52.8%	53.0%
Other operating expenses ratio	25.8%	23.6%		24.3%	23.7%
Capital expenditures	$301	$244		$541	$535
Total assets at June 30				$283,996	$278,138

The Services Segment’s total revenues for the three months ended June 30, 2015 increased 7.3%, or $2.6 million, over the same period in 2014, to $38.4 million. The $2.8 million increase in core commissions and fees revenue resulted from growth in our Advocacy business due to new clients, Medicare Set-Aside business due to expanding customer relationships and claims operations offices that are driven by weather events. The Services Segment’s internal growth rate for core commissions and fees revenue was 7.8% for the second quarter of 2015.

Income before income taxes for the three months ended June 30, 2015 increased 9.4%, or $0.5 million, over the same period in 2014, to $5.5 million due to a combination of: (i) internal revenue growth (noted above); (ii) the continued efficient operating of our businesses; and (iii) a decrease in the intercompany interest expense charge.
The Services Segment’s total revenues for the six months ended June 30, 2015 increased 8.5%, or $5.7 million, over the same period in 2014, to $73.1 million. The $6.1 million increase in core commissions and fees revenue resulted from growth in our Advocacy business due to new clients, Medicare Set-Aside business due to expanding customer relationships and claims operations offices that are driven by weather events. The Services Segment’s internal growth rate for core commissions and fees revenue was 9.0% for the six months ended June 30, 2015.
Income before income taxes for the six months ended June 30, 2015 increased 28.2%, or $2.2 million, over the same period in 2014, to $10.0 million due to a combination of: (i) internal revenue growth (noted above); (ii) the continued efficient operating of our businesses; and (iii) a decrease in the intercompany interest expense charge.
Other
As discussed in Note 10 of the Notes to Condensed Consolidated Financial Statements, the “Other” column in the Segment Information table includes any income and expenses not allocated to reportable segments, and corporate-related items, including the inter-company interest expense charges to reporting segments.
LIQUIDITY AND CAPITAL RESOURCES
The Company strives to maintain a conservative balance sheet and liquidity profile. Our capital requirements to operate as an insurance intermediary are low and we have been able to grow and invest in our business principally through cash that has been generated from operations. We have the ability to access the use of our revolving credit facilities, which provide up to $825.0 million in available cash and we have access to a series of notes that have yet to be exercised, for up to $125.0 million. The Company believes that its existing cash, cash equivalents, short-term investment portfolio and funds generated from operations, together with the funds available under the credit facilities, will be sufficient to satisfy our normal liquidity needs, including principal payments on our long-term debt for at least the next twelve months.
Contractual Cash Obligations
As of June 30, 2015, our contractual cash obligations were as follows:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$1,168,125	$34,375	$135,000	$498,750	$500,000
Other liabilities(1)	62,450	24,409	16,316	519	21,206
Operating leases	187,839	38,343	66,362	44,534	38,600
Interest obligations	244,552	36,978	69,481	49,718	88,375
Unrecognized tax benefits	113	—	113	—	—
Maximum future acquisition contingency payments(2)	158,988	52,393	80,136	26,459	—
Total contractual cash obligations	$1,822,067	$186,498	$367,408	$619,980	$648,181

(1)	Includes the current portion of other long-term liabilities.

(2)	Includes $90.1 million of current and non-current estimated earn-out payables resulting from acquisitions consummated after January 1, 2009.
Debt
On January 15, 2015, the Company retired the Series D senior notes of $25.0 million that matured and were issued under the original private placement note agreement from December 2006.

On June 30, 2015, the Company satisfied the first installment of scheduled quarterly principal payments on the Credit Facility term loan in the amount of $6.9 million. Scheduled quarterly principal payments will be made until maturity. The current balance of the Credit Facility term loan is $543.1 million as of June 30, 2015.
Off-Balance Sheet Arrangements
Neither we or our subsidiaries have ever incurred off-balance sheet obligations through the use of, or investment in, off-balance sheet derivative financial instruments or structured finance or special purpose entities organized as corporations, partnerships or limited liability companies or trusts.
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
Our invested assets are held as cash and cash equivalents, restricted cash and investments, available-for-sale marketable equity securities, non-marketable equity securities, certificates of deposit, U.S. treasury securities, corporate debt and a professionally managed short duration fixed income fund. These investments are subject to interest rate risk and equity price risk. The fair values of our cash and cash equivalents, restricted cash and investments, and certificates of deposit at June 30, 2015 and December 31, 2014, approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.
We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation (the “Evaluation”) required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of June 30, 2015. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosures.
Changes in Internal Controls
There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
PART II
ITEM 1. LEGAL PROCEEDINGS
In Item 3 of Part I of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2014, certain information concerning certain legal proceedings and other matters was disclosed. Such information was current as of the date of filing. During the Company’s fiscal quarter ended June 30, 2015, no new legal proceedings, or material developments with respect to existing legal proceedings, occurred which require disclosure in this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
There were no other material changes in the risk factors previously disclosed in Item 1A, “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about our repurchase of shares of our common stock during the quarter ended June 30, 2015:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value that May Yet be Purchased Under the Plans or Programs(2)
April 1, 2015 to April 30, 2015	300	$33.09	—	$ 65.0 million
May 1, 2015 to May 31, 2015	128	32.36	—	65.0 million
June 1, 2015 to June 30, 2015	909	33.19	—	65.0 million
Total	1,337	$33.09	—	$ 65.0 million

(1)
No shares were purchased during the quarter ended June 30, 2015 as part of the $200.0 million repurchase program approved by our Board of Directors and announced on July 21, 2014. The $15 million remaining balance of the $100.0 million accelerated share repurchase program entered into on March 5, 2015 is expected to be settled on or near August 11, 2015. In addition, we purchased 1,337 shares during the quarter ended June 30, 2015 that were not made pursuant to our publicly announced share repurchase program, all of which represent shares surrendered by teammates in the exercise of stock options under our equity compensation plans or to cover required tax withholdings on the vesting or exercise of shares in our equity compensation plans.

(2)
As announced on July 21, 2014, the Board of Directors approved the purchasing of up to $200.0 million worth of the Company’s outstanding shares. To date, a $50.0 million accelerated share repurchase program has been completed and a $100.0 million accelerated share repurchase program is expected to be settled on or near August 11, 2015. On July 20, 2015, the Company’s Board of Directors authorized the purchasing of up to an additional $400.0 million of the Company's outstanding common stock. These purchases may be carried out through open market purchases, block trades, accelerated share repurchase plans of up to $100.0 million each (unless otherwise approved by the Board of Directors), negotiated private transactions or pursuant to any trading plan that may be adopted in accordance with Rule

10b5-1 of the Securities Exchange Act of 1934. With this authorization, the Company will now have outstanding approval to purchase up to $450.0 million, in the aggregate, of the Company's outstanding common stock. As of June 30, 2015, a total of 5,052,752 shares have been repurchased since the first quarter of 2014.

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

BROWN & BROWN, INC.

/s/ R. Andrew Watts
Date: August 7, 2015	R. Andrew Watts
Executive Vice President, Chief Financial Officer and Treasurer
(duly authorized officer, principal financial officer and principal accounting officer)