Form 10-Q
period 2015-09-30
BROWN & BROWN INC
filed 2015-11-04
CIK 79282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s common stock, $0.10 par value, outstanding as of October 29, 2015 was 140,965,344.

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

•	Exposure units, and premium rates set by insurance companies which have traditionally varied and are difficult to predict;

•	Our ability to forecast liquidity needs through at least the end of 2016;

•	Our ability to renew or replace expiring leases;

•	Outcomes of existing or future legal proceedings and governmental investigations;

•	Policy cancellations, which can be unpredictable;

•	Potential changes to the tax rate that would affect the value of deferred tax assets and liabilities and the impact on income available for investment or distributable to shareholders;

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

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)
BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands, except per share data)	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
REVENUES
Commissions and fees	$431,863	$420,615	$1,252,888	$1,177,312
Investment income	228	225	708	522
Other income, net	76	578	2,316	4,942
Total revenues	432,167	421,418	1,255,912	1,182,776
EXPENSES
Employee compensation and benefits	211,267	203,126	628,071	583,633
Non-cash stock-based compensation	4,889	5,640	17,348	19,149
Other operating expenses	66,121	64,916	191,591	177,923
Gain on disposal	(654)	—	(1,259)	—
Amortization	22,158	21,983	65,406	60,482
Depreciation	5,215	5,456	15,635	15,338
Interest	9,882	7,298	29,404	18,374
Change in estimated acquisition earn-out payables	459	314	2,194	6,574
Total expenses	319,337	308,733	948,390	881,473
Income before income taxes	112,830	112,685	307,522	301,303
Income taxes	45,403	44,354	122,139	118,802
Net income	$67,427	$68,331	$185,383	$182,501
Net income per share:
Basic	$0.48	$0.47	$1.31	$1.26
Diluted	$0.47	$0.47	$1.29	$1.24
Dividends declared per share	$0.11	$0.10	$0.33	$0.30
See accompanying notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except per share data)	September 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$448,818	$470,048
Restricted cash and investments	217,646	259,769
Short-term investments	10,545	11,157
Premiums, commissions and fees receivable	424,416	424,547
Reinsurance recoverable	37,205	13,028
Prepaid reinsurance premiums	329,777	320,586
Deferred income taxes	17,152	25,431
Other current assets	58,290	45,542
Total current assets	1,543,849	1,570,108
Fixed assets, net	81,338	84,668
Goodwill	2,559,005	2,460,611
Amortizable intangible assets, net	758,096	784,642
Investments	22,943	19,862
Other assets	36,961	36,567
Total assets	$5,002,192	$4,956,458
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Premiums payable to insurance companies	$531,004	$568,184
Losses and loss adjustment reserve	37,205	13,028
Unearned premiums	329,777	320,586
Premium deposits and credits due customers	96,030	83,313
Accounts payable	56,877	57,261
Accrued expenses and other liabilities	172,404	181,156
Current portion of long-term debt	41,250	45,625
Total current liabilities	1,264,547	1,269,153
Long-term debt	1,118,589	1,152,846
Deferred income taxes, net	347,615	341,497
Other liabilities	85,706	79,217
Shareholders’ Equity:
Common stock, par value $0.10 per share; authorized 280,000 shares; issued 146,414 shares and outstanding 140,970 shares at 2015, issued 145,871 shares and outstanding 143,486 shares at 2014	14,641	14,587
Additional paid-in capital	439,335	405,982
Treasury stock, at cost 5,444 and 2,385 shares at 2015 and 2014, respectively	(175,025)	(75,025)
Retained earnings	1,906,744	1,768,201
Accumulated other comprehensive income, net of tax effect of $40 at 2015, of $0 at 2014	40	—
Total shareholders’ equity	2,185,735	2,113,745
Total liabilities and shareholders’ equity	$5,002,192	$4,956,458
See accompanying notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS(UNAUDITED)

	For the nine months ended September 30,
(in thousands)	2015	2014
Cash flows from operating activities:
Net income	$185,383	$182,501
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	65,406	60,482
Depreciation	15,635	15,338
Non-cash stock-based compensation	17,348	19,149
Change in estimated acquisition earn-out payables	2,194	6,574
Deferred income taxes	16,974	17,200
Amortization of debt discount	118	—
Income tax benefit from exercise of shares from the stock benefit plans	(2,502)	(2,983)
Net gain on sales of investments, fixed assets and customer accounts	(830)	(2,654)
Payments on acquisition earn-outs in excess of original estimated payables	(4,917)	(2,539)
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Restricted cash and investments decrease (increase)	42,123	(25,837)
Premiums, commissions and fees receivable decrease	2,277	21,078
Reinsurance recoverables (increase) decrease	(24,177)	2,052
Prepaid reinsurance premiums (increase)	(9,191)	(56,923)
Other assets (increase)	(13,076)	(4,957)
Premiums payable to insurance companies (decrease)	(37,845)	(24,749)
Premium deposits and credits due customers increase	12,717	18,504
Losses and loss adjustment reserve increase (decrease)	24,177	(2,052)
Unearned premiums increase	9,191	56,923
Accounts payable increase	27,793	26,375
Accrued expenses and other liabilities (decrease) increase	(11,547)	321
Other liabilities (decrease)	(26,610)	(18,453)
Net cash provided by operating activities	290,641	285,350
Cash flows from investing activities:
Additions to fixed assets	(12,773)	(20,189)
Payments for businesses acquired, net of cash acquired	(109,926)	(694,816)
Proceeds from sales of fixed assets and customer accounts	4,794	3,392
Purchases and proceeds from sales of investments	(2,415)	(89)
Net cash used in investing activities	(120,320)	(711,702)
Cash flows from financing activities:
Payments on acquisition earn-outs	(22,020)	(9,353)
Proceeds from long-term debt	—	1,048,432
Payments on long-term debt	(38,750)	(330,000)
Borrowings on revolving credit facilities	—	475,000
Payments on revolving credit facilities	—	(475,000)
Income tax benefit from exercise of shares from the stock benefit plans	2,502	2,983
Issuances of common stock for employee stock benefit plans	15,854	14,753
Repurchase stock benefit plan shares for employees to fund tax withholdings	(2,297)	(2,751)
Purchase of treasury stock	(100,000)	(67,525)
Prepayment of accelerated share repurchase program	—	(7,500)
Cash dividends paid	(46,840)	(43,547)
Net cash (used in) provided by financing activities	(191,551)	605,492
Net (decrease) increase in cash and cash equivalents	(21,230)	179,140
Cash and cash equivalents at beginning of period	470,048	202,952
Cash and cash equivalents at end of period	$448,818	$382,092
See accompanying notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1· Nature of Operations
Brown & Brown, Inc., a Florida corporation, and its subsidiaries (collectively, “Brown & Brown” or the “Company”) is a diversified insurance agency, wholesale brokerage, insurance programs and services organization that markets and sells to its customers, insurance products and services, primarily in the property and casualty area. Brown & Brown’s business is divided into four reportable segments: the Retail Segment provides a broad range of insurance products and services to commercial, public entity, professional and individual customers; the National Programs Segment, acting as a managing general agent (“MGA”), provides professional liability and related package products for certain professionals, a range of insurance products for individuals, flood coverage, and targeted products and services designated for specific industries, trade groups, governmental entities and market niches, all of which are delivered through nationwide networks of independent agents, and Brown & Brown retail agents; the Wholesale Brokerage Segment markets and sells excess and surplus commercial insurance, primarily through independent agents and brokers, as well as Brown & Brown Retail offices; and the Services Segment provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare Set-aside services, Social Security disability and Medicare benefits advocacy services, and catastrophe claims adjusting services. In addition, as the result of our acquisition of The Wright Insurance Group, LLC (“Wright”) in May 2014, we own a flood insurance carrier, Wright National Flood Insurance Company (“Wright Flood”), that is a Wright subsidiary. Wright Flood's business consists of policies written pursuant to the National Flood Insurance Program (“NFIP”), the program administered by the Federal Emergency Management Agency (“FEMA”), and several excess flood insurance policies, all of which are fully reinsured.
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
Recently Issued Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”), which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2015. The Company is currently evaluating the impact of the adoption of this guidance on the Consolidated Financial Statements.

In April 2015, FASB issued ASU No. 2015-05, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement" ("ASU 2015-05"), which issues guidance on determining whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software. If a cloud computing arrangement does not contain a software license, it should be accounted for as a service contract. This guidance is effective for fiscal years beginning after December 15, 2015 and for interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on the Consolidated Financial Statements.
In April 2015, FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, and not recorded as separate assets. This update is effective for reporting periods beginning after December 15, 2015, and is to be applied on a retrospective basis. The Company plans to adopt ASU 2015-03 in the first quarter of 2016. As the Company's debt issuance costs are not material, implementation of this update is not expected to have a material impact on the Company's Consolidated Financial Statements.
In August 2014, FASB issued ASU No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which addresses management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for fiscal years beginning after December 15, 2016 and for interim periods within those fiscal years, with early adoption permitted. The Company does not expect to early adopt this guidance, and it believes the adoption of this guidance will not have an impact on the Condensed Consolidated Financial Statements.
In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company beginning January 1, 2018, after FASB voted to delay the effective date by one year. At that time, the Company may adopt the new standard under the full retrospective approach or the modified retrospective approach. The Company is currently evaluating its revenue streams against the requirements of this pronouncement.
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

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share data)	2015	2014	2015	2014
Net income	$67,427	$68,331	$185,383	$182,501
Net income attributable to unvested awarded performance stock	(1,565)	(1,681)	(4,370)	(4,604)
Net income attributable to common shares	$65,862	$66,650	$181,013	$177,897
Weighted average number of common shares outstanding – basic	140,955	144,469	141,517	144,909
Less unvested awarded performance stock included in weighted average number of common shares outstanding – basic	(3,271)	(3,554)	(3,336)	(3,656)
Weighted average number of common shares outstanding for basic earnings per common share	137,684	140,915	138,181	141,253
Dilutive effect of stock options	2,357	2,049	2,265	1,849
Weighted average number of shares outstanding – diluted	140,041	142,964	140,446	143,102
Net income per share:
Basic	$0.48	$0.47	$1.31	$1.26
Diluted	$0.47	$0.47	$1.29	$1.24
NOTE 4· Business Combinations
During the nine months ended September 30, 2015, Brown & Brown acquired the assets and assumed certain liabilities of nine insurance intermediaries and four books of business (customer accounts). Additionally, miscellaneous adjustments were recorded to the purchase price allocation of certain prior acquisitions completed within the last twelve months as permitted by Accounting Standards Codification Topic 805 — Business Combinations (“ASC 805”). Such adjustments are presented in the "Other" category within the following two tables. All of these acquisitions were acquired primarily to expand Brown & Brown’s core business and to attract and hire high-quality individuals. The recorded purchase price for all acquisitions consummated after January 1, 2009 included an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations will be recorded in the Condensed Consolidated Statement of Income when incurred.
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
Based on the acquisition date and the complexity of the underlying valuation work, certain amounts included in the Company’s Condensed Consolidated Financial Statements may be provisional and thus subject to further adjustments within the permitted measurement period, as defined in ASC 805. For the nine months ended September 30, 2015, several adjustments were made within the permitted measurement period that resulted in a decrease in the aggregate purchase price of the affected acquisitions of $503,442 relating to the assumption of certain liabilities.
Cash paid for acquisitions was $109.9 million and $720.1 million in the nine-month periods ended September 30, 2015 and 2014, respectively. We completed nine acquisitions (excluding book of business purchases) in the nine-month period ended September 30, 2015. We completed six acquisitions (excluding book of business purchases) in the nine-month period ended September 30, 2014.

The following table summarizes the purchase price allocation made as of the date of each acquisition for current year acquisitions and significant adjustments made during the measurement period for prior year acquisitions:

(in thousands)
Name	Business Segment	Effective Date of Acquisition	Cash Paid	Other Payable	Recorded Earn-Out Payable	Net Assets Acquired	Maximum Potential Earn- Out Payable
Liberty Insurance Brokers, Inc. and Affiliates (Liberty)	Retail	February 1, 2015	$12,000	$—	$2,981	$14,981	$3,750
Spain Agency, Inc.	Retail	March 1, 2015	20,706	—	2,617	23,323	9,162
Bellingham Underwriters, Inc.	National Programs	May 1, 2015	9,007	500	3,322	12,829	4,400
Fitness Insurance, LLC	Retail	June 1, 2015	9,455	—	2,386	11,841	3,500
Strategic Benefit Advisors, Inc.	Retail	June 1, 2015	49,600	400	14,441	64,441	26,000
Other	Various	Various	9,158	95	3,749	13,002	6,267
Total			$109,926	$995	$29,496	$140,417	$53,079
The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition. The data included in the ‘Other’ column shows a negative adjustment for purchased customer accounts. This is driven mainly by the final valuation adjustment for the acquisition of Wright.

(in thousands)	Liberty	Spain Agency, Inc.	Bellingham Underwriters, Inc.	Fitness Insurance, LLC	Strategic Benefit Advisors, Inc.	Other	Total
Other current assets	$2,486	$—	$—	$—	$—	$170	$2,656
Fixed assets	40	50	25	17	41	32	205
Goodwill	10,010	16,036	9,608	8,084	39,865	17,029	100,632
Purchased customer accounts	4,506	7,430	3,223	3,740	24,500	(4,105)	39,294
Non-compete agreements	24	21	21	—	21	123	210
Other assets	—	—	—	—	14	—	14
Total assets acquired	17,066	23,537	12,877	11,841	64,441	13,249	143,011
Other current liabilities	(42)	(214)	(48)	—	—	(3,458)	(3,762)
Deferred income tax, net	—	—	—	—	—	2,576	2,576
Other liabilities	(2,043)	—	—	—	—	635	(1,408)
Total liabilities assumed	(2,085)	(214)	(48)	—	—	(247)	(2,594)
Net assets acquired	$14,981	$23,323	$12,829	$11,841	$64,441	$13,002	$140,417
The weighted average useful lives for the acquired amortizable intangible assets are as follows: purchased customer accounts, 15 years; and non-compete agreements, 5 years.
Goodwill of $100,632,000 was allocated to the Retail, National Programs and Wholesale Brokerage Segments in the amounts of $78,018,000, $18,009,000 and $4,605,000, respectively. Of the total goodwill of $100,632,000, $62,735,000 is currently deductible for income tax purposes and $8,401,000 is non-deductible. The remaining $29,496,000 relates to the recorded earn-out payables and will not be deductible until it is earned and paid.

For the acquisitions completed during 2015, the results of operations since the acquisition dates have been combined with those of the Company. The total revenues from the acquisitions completed through September 30, 2015, included in the Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2015, were $9,218,000 and $16,640,000, respectively. The income before income taxes, including the intercompany cost of capital charge, from the acquisitions completed through September 30, 2015, included in the Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2015, was $397,000 and $1,243,000, respectively. If the acquisitions had occurred as of the beginning of the respective periods, the Company’s results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

(UNAUDITED)	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share data)	2015	2014	2015	2014
Total revenues	$432,276	$431,703	$1,267,812	$1,212,241
Income before income taxes	$112,855	$115,712	$311,429	$310,302
Net income	$67,442	$70,166	$187,738	$187,952
Net income per share:
Basic	$0.48	$0.49	$1.33	$1.30
Diluted	$0.47	$0.48	$1.31	$1.28
Weighted average number of shares outstanding:
Basic	137,684	140,915	138,181	141,253
Diluted	140,041	142,964	140,446	143,102
As of September 30, 2015 and 2014, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820-Fair Value Measurement. The resulting additions, payments, and net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the three and nine months ended September 30, 2015 and 2014, were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Balance as of the beginning of the period	$90,113	$52,696	$75,283	$43,058
Additions to estimated acquisition earn-out payables	2,363	(221)	29,496	14,586
Payments for estimated acquisition earn-out payables	(12,899)	(463)	(26,937)	(11,892)
Subtotal	79,577	52,012	77,842	45,752
Net change in earnings from estimated acquisition earn-out payables:
Change in fair value on estimated acquisition earn-out payables	(365)	(247)	(30)	4,981
Interest expense accretion	824	561	2,224	1,593
Net change in earnings from estimated acquisition earn-out payables	459	314	2,194	6,574
Balance as of September 30,	$80,036	$52,326	$80,036	$52,326
Of the $80.0 million estimated acquisition earn-out payables as of September 30, 2015, $32.3 million was recorded as accounts payable and $47.7 million was recorded as other non-current liabilities. Included within additions to estimated acquisition earn-out payables are any adjustments to opening balance sheet items prior to the one-year anniversary date and may therefore differ from previously reported amounts.
NOTE 5· Goodwill
Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The Company completed its most recent annual assessment as of November 30, 2014, and identified no impairment as a result of the evaluation.

The changes in the carrying value of goodwill by reportable segment for the nine months ended September 30, 2015 are as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Total
Balance as of January 1, 2015	$1,231,869	$886,095	$222,356	$120,291	$2,460,611
Goodwill of acquired businesses	78,018	18,009	4,605	—	100,632
Goodwill disposed of relating to sales of businesses	—	(2,238)	—	—	(2,238)
Balance as of September 30, 2015	$1,309,887	$901,866	$226,961	$120,291	$2,559,005
NOTE 6· Amortizable Intangible Assets
Amortizable intangible assets at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015				December 31, 2014
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (Years)(1)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (Years)(1)
Purchased customer accounts	$1,392,323	$(636,906)	$755,417	15.0	$1,355,550	$(574,285)	$781,265	14.9
Non-compete agreements	29,345	(26,666)	2,679	6.8	29,139	(25,762)	3,377	6.8
Total	$1,421,668	$(663,572)	$758,096		$1,384,689	$(600,047)	$784,642

(1)	Weighted average life calculated as of the date of acquisition.
Amortization expense for amortizable intangible assets for the years ending December 31, 2015, 2016, 2017, 2018 and 2019 is estimated to be $87.5 million, $84.0 million, $81.1 million, $75.9 million, and $71.4 million, respectively.

NOTE 7· Long-Term Debt
Long-term debt at September 30, 2015 and December 31, 2014 consisted of the following:

(in thousands)	September 30, 2015	December 31, 2014
Current portion of long-term debt:
Current portion of 5-year term loan facility expires 2019	$41,250	$20,625
5.370% senior notes, Series D, quarterly interest payments, balloon due 2015	—	25,000
Total current portion of long-term debt	41,250	45,625
Long-term debt:
Note agreements:
5.660% senior notes, Series C, semi-annual interest payments, balloon due 2016	25,000	25,000
4.500% senior notes, Series E, quarterly interest payments, balloon due 2018	100,000	100,000
4.200% senior notes, semi-annual interest payments, balloon due 2024	498,589	498,471
Total notes	623,589	623,471
Credit agreements:
5-year term-loan facility, periodic interest and principal payments, currently LIBOR plus 1.375%, expires May 20, 2019	495,000	529,375
5-year revolving-loan facility, periodic interest payments, currently LIBOR plus 1.175%, plus commitment fees of 0.20%, expires May 20, 2019	—	—
Revolving credit loan, quarterly interest payments, LIBOR plus up to 1.40% and availability fee up to 0.25%, expires December 31, 2016	—	—
Total credit agreements	495,000	529,375
Total long-term debt	1,118,589	1,152,846
Current portion of long-term debt	41,250	45,625
Total debt	$1,159,839	$1,198,471
On December 22, 2006, the Company entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). The initial issuance of notes under the Master Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.66% per year. On February 1, 2008, $25.0 million in Series D Senior Notes due January 15, 2015, with a fixed interest rate of 5.37% per year, were issued. On September 15, 2011, and pursuant to a Confirmation of Acceptance (the “Confirmation”), dated January 21, 2011, in connection with the Master Agreement, $100.0 million in Series E Senior Notes were issued and are due September 15, 2018, with a fixed interest rate of 4.50% per year. The Series E Senior Notes were issued for the sole purpose of retiring existing senior notes. On January 15, 2015 the Series D Notes were redeemed at maturity using cash proceeds to pay off the principal of $25.0 million plus any remaining accrued interest. As of September 30, 2015, there was an outstanding debt balance issued under the provisions of the Master Agreement of $125.0 million.
On July 1, 2013, in conjunction with the acquisition of Beecher Carlson Holdings, Inc., the Company entered into a revolving loan agreement (the “Wells Fargo Agreement”) with Wells Fargo Bank, N.A. that provided for a $50.0 million revolving line of credit (the “Wells Fargo Revolver”). The maturity date for the Wells Fargo Revolver is December 31, 2016, at which time all outstanding principal and unpaid interest will be due. On April 16, 2014, in connection with the signing of the Credit Facility (as defined below) an amendment to the agreement was established to reduce the total revolving loan commitment from $50.0 million to $25.0 million. The Wells Fargo Revolver may be increased by up to $50.0 million (bringing the total amount available to $75.0 million). The calculation of interest and fees for the Wells Fargo Agreement is generally based on the Company’s funded debt-to-EBITDA ratio. Interest is charged at a rate equal to 1.00% to 1.40% above LIBOR or 1.00% below the Base Rate, each as more fully described in the Wells Fargo Agreement. Fees include an up-front fee, an availability fee of 0.175% to 0.25%, and a letter of credit margin fee of 1.00% to 1.40%. The obligations under the Wells Fargo Revolver are unsecured and the Wells Fargo Agreement includes various covenants, limitations and events of default that are customary for similar facilities for similar borrowers. There were no borrowings against the Wells Fargo Revolver as of September 30, 2015 and December 31, 2014.

On October 12, 2012, the Company entered into a Master Note Facility Agreement (the “New Master Agreement”) with another national insurance company (the “New Purchaser”). The New Master Agreement provides for a $125.0 million private uncommitted “shelf” facility for the issuance of unsecured senior notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten years, as the parties may determine. The New Master Agreement includes various covenants, limitations, and events of default similar to the Master Agreement. At September 30, 2015 and December 31, 2014, there were no borrowings against this facility.
On April 17, 2014, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A. as administrative agent and certain other banks as co-syndication agents and co-documentation agents (the “Credit Agreement”). The Credit Agreement in the amount of $1,350.0 million provides for an unsecured revolving credit facility (the “Credit Facility”) in the initial amount of $800.0 million and unsecured term loans in the initial amount of $550.0 million, either or both of which may, subject to lenders’ discretion, potentially be increased by up to $500.0 million. The Credit Facility was funded on May 20, 2014 in conjunction with the closing of the Wright acquisition, with the $550.0 million term loan being funded as well as a drawdown of $375.0 million on the revolving loan facility. Use of these proceeds was to retire existing term loan debt and to facilitate the closing of the Wright acquisition as well as other acquisitions. The Credit Facility terminates on May 20, 2019, but either or both of the revolving credit facility and the term loans may be extended for two additional one-year periods at the Company’s request and at the discretion of the respective lenders. Interest and facility fees in respect to the Credit Facility are based on the better of the Company’s net debt leverage ratio or a non-credit enhanced senior unsecured long-term debt rating. Based on the Company’s net debt leverage ratio, the rates of interest charged on the term loan are 1.00% to 1.75%, and the revolving loan is 0.85% to 1.50% above the adjusted LIBOR rate for outstanding amounts drawn. There are fees included in the facility which include a facility fee based on the revolving credit commitments of the lenders (whether used or unused) at a rate of 0.15% to 0.25% and letter of credit fees based on the amounts of outstanding secured or unsecured letters of credit. The Credit Facility includes various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers. As of September 30, 2015 and December 31, 2014, there was an outstanding debt balance issued under the provisions of the Credit Facility in total of $536.3 million and $550.0 million respectively, with no borrowings outstanding relative to the revolving loan. Per the terms of the agreement, a scheduled principal payment of $6.9 million is due on December 31, 2015.
On September 18, 2014, the Company issued $500.0 million of 4.200% unsecured senior notes due in 2024. The senior notes were given investment grade ratings of BBB-/Baa3 with a stable outlook. The notes are subject to certain covenant restrictions and regulations which are customary for credit rated obligations. At the time of funding, the proceeds were offered at a discount of the original note amount which also excluded an underwriting fee discount. The net proceeds received from the issuance were used to repay the outstanding balance of $475.0 million on the revolving Credit Facility and for other general corporate purposes. As of September 30, 2015 and December 31, 2014, there was an outstanding debt balance of $500.0 million exclusive of the associated discount balance.
The Master Agreement, Wells Fargo Agreement and the Credit Agreement all require the Company to maintain certain financial ratios and comply with certain other covenants. The Company was in compliance with all such covenants as of September 30, 2015 and December 31, 2014.
The 30-day Adjusted LIBOR Rate as of September 30, 2015 was 0.25%.
NOTE 8· Supplemental Disclosures of Cash Flow Information and Non-Cash Financing and Investing Activities

Our Restricted Cash balance is comprised of funds held in separate premium trust accounts as required by state law or, in some cases, per agreement with our carrier partners.  In the second quarter of 2015, certain balances that had previously been reported as held in restricted premium trust accounts were reclassified as non-restricted as they were not restricted by state law or by contractual agreement with a carrier.  The resulting impact of this change was a reduction in the balance reported on our Condensed Consolidated Balance Sheet as Restricted Cash and Investments and a corresponding increase in the balance reported as Cash and Cash Equivalents of approximately $41.0 million as of June 30, 2015 and $27.6 million as of September 30, 2015 as compared to the corresponding account balances as of December 31, 2014 of $32.2 million which was reflected as Restricted Cash. While these referenced funds are not restricted, they do represent premium payments from customers to be paid to insurance carriers and this change in classification should not be viewed as a source of operating cash.

	For the nine months ended September 30,
(in thousands)	2015	2014
Cash paid during the period for:
Interest	$33,091	$19,940
Income taxes	$96,579	$92,018
Brown & Brown’s significant non-cash investing and financing activities are summarized as follows:

	For the nine months ended September 30,
(in thousands)	2015	2014
Other payable issued for purchased customer accounts	$995	$1,623
Estimated acquisition earn-out payables and related charges	$29,497	$12,937
Notes received on the sale of fixed assets and customer accounts	$544	$296
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
NOTE 10· Segment Information
Brown & Brown’s business is divided into four reportable segments: (1) the Retail Segment, which provides a broad range of insurance products and services to commercial, public and quasi-public entities, and to professional and individual customers; (2) the National Programs Segment, which acts as a MGA, provides professional liability and related package products for certain professionals, a range of insurance products for individuals, flood coverage, and targeted products and services designated for specific industries, trade groups, governmental entities and market niches, all of which are delivered through nationwide networks of independent agents, and Brown & Brown retail agents; (3) the Wholesale Brokerage Segment, which markets and sells excess and surplus commercial and personal lines insurance, primarily through independent agents and brokers, as well as Brown & Brown Retail offices; and (4) the Services Segment, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare Set-aside services, Social Security disability and Medicare benefits advocacy services and catastrophe claims adjusting services.
Brown & Brown conducts all of its operations within the United States of America, except for one wholesale brokerage operation based in London, England, and retail operations in Bermuda and the Cayman Islands. These non-United States operations earned $3.2 million and $3.2 million of total revenues for the three months ended September 30, 2015 and 2014, respectively. These operations earned $9.3 million and $10.2 million of total revenues for the nine months ended September 30, 2015 and 2014, respectively. Long-lived assets held outside of the United States as of September 30, 2015 and 2014 were not material.

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

	For the three months ended September 30, 2015
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$216,249	$116,966	$61,374	$37,980	$(402)	$432,167
Investment income	$19	$49	$3	$—	$157	$228
Amortization	$11,552	$7,133	$2,441	$1,022	$10	$22,158
Depreciation	$1,632	$1,850	$506	$474	$753	$5,215
Interest expense	$10,121	$13,398	$200	$1,527	$(15,364)	$9,882
Income before income taxes	$41,785	$25,281	$22,276	$6,022	$17,466	$112,830
Total assets	$3,400,407	$2,542,619	$880,454	$296,659	$(2,117,947)	$5,002,192
Capital expenditures	$1,637	$1,754	$425	$233	$127	$4,176

	For the three months ended September 30, 2014
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$206,504	$117,926	$61,620	$35,492	$(124)	$421,418
Investment income	$16	$48	$9	$—	$152	$225
Amortization	$10,920	$7,343	$2,676	$1,034	$10	$21,983
Depreciation	$1,632	$2,143	$640	$555	$486	$5,456
Interest expense	$10,882	$15,915	$299	$1,937	$(21,735)	$7,298
Income before income taxes	$39,823	$20,694	$21,750	$5,145	$25,273	$112,685
Total assets	$3,163,014	$2,508,815	$895,943	$285,307	$(1,907,331)	$4,945,748
Capital expenditures	$1,320	$5,243	$492	$325	$232	$7,612

	For the nine months ended September 30, 2015
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$657,314	$319,577	$168,619	$111,128	$(726)	$1,255,912
Investment income	$62	$150	$148	$1	$347	$708
Amortization	$33,671	$21,343	$7,296	$3,067	$29	$65,406
Depreciation	$4,908	$5,372	$1,630	$1,533	$2,192	$15,635
Interest expense	$30,841	$42,306	$645	$4,722	$(49,110)	$29,404
Income before income taxes	$137,249	$48,567	$53,150	$16,062	$52,494	$307,522
Total assets	$3,400,407	$2,542,619	$880,454	$296,659	$(2,117,947)	$5,002,192
Capital expenditures	$4,410	$5,004	$2,087	$774	$498	$12,773

	For the nine months ended September 30, 2014
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$626,194	$288,087	$165,894	$102,891	$(290)	$1,182,776
Investment income	$48	$119	$20	$2	$333	$522
Amortization	$31,812	$17,512	$8,028	$3,101	$29	$60,482
Depreciation	$4,850	$5,503	$1,890	$1,646	$1,449	$15,338
Interest expense	$33,000	$33,803	$1,060	$5,878	$(55,367)	$18,374
Income before income taxes	$129,213	$47,640	$47,863	$12,977	$63,610	$301,303
Total assets	$3,163,014	$2,508,815	$895,943	$285,307	$(1,907,331)	$4,945,748
Capital expenditures	$5,016	$12,369	$1,205	$860	$739	$20,189

NOTE 11· Investments
At September 30, 2015, the Company’s amortized cost and fair values of fixed maturity securities are summarized as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities, obligations of U.S. Government agencies and Municipals	$15,640	$74	$—	$15,714
Foreign government	50	—	—	50
Corporate debt	5,280	14	(5)	5,289
Short duration fixed income fund	1,860	30	—	1,890
Total	$22,830	$118	$(5)	$22,943
For securities in a loss position, the following table shows the investments’ gross unrealized loss and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2015:

(in thousands)	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt	1,498	3	485	2	1,983	5
Total	$1,498	$3	$485	$2	$1,983	$5
The unrealized losses from corporate issuers were caused by interest rate increases. At September 30, 2015, the Company had 15 securities in an unrealized loss position. The corporate securities are highly rated securities with no indicators of potential impairment. Based on the ability and intent of the Company to hold these investments until recovery of fair value, which may be maturity, the bonds were not considered to be other-than-temporarily impaired at September 30, 2015.

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
The amortized cost and estimated fair value of the fixed maturity securities at September 30, 2015 by contractual maturity are set forth below:

(in thousands)	Amortized Cost	Fair Value
Years to maturity:
Due in one year or less	$9,034	$9,039
Due after one year through five years	13,466	13,569
Due after five years through ten years	330	335
Total	$22,830	$22,943

The amortized cost and estimated fair value of the fixed maturity securities at December 31, 2014 by contractual maturity are set forth below:

(in thousands)	Amortized Cost	Fair Value
Years to maturity:
Due in one year or less	$5,628	$5,628
Due after one year through five years	13,863	13,897
Due after five years through ten years	330	337
Total	$19,821	$19,862
The expected maturities in the foregoing table may differ from the contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalty.
Proceeds from sales of the Company’s investment in fixed maturity securities were $2.2 million including maturities from the period January 1, 2015 to September 30, 2015. The gains and losses realized on those sales for the period from January 1, 2015 to September 30, 2015 were insignificant.
Realized gains and losses are reported on the Condensed Consolidated Statements of Income, with the cost of securities sold determined on a specific identification basis.
At September 30, 2015, investments with a fair value of approximately $4.0 million were on deposit with state insurance departments to satisfy regulatory requirements.
NOTE 12· Losses and Loss Adjustment Reserve
Although the reinsurers are liable to the Company for amounts reinsured, Wright Flood remains primarily liable to its policyholders for the full amount of the policies written whether or not the reinsurers meet their obligations to Wright Flood when they become due. The effects of reinsurance on premiums written and earned are as follows:

(in thousands)	Period from January 1, 2015 to September 30, 2015
	Written	Earned
Direct premiums	$468,761	$459,552
Assumed premiums	—	18
Ceded premiums	468,750	459,559
Net premiums	$11	$11
All premiums written by Wright Flood under the National Flood Insurance Program are 100% ceded to FEMA, for which Wright Flood received a 30.8% expense allowance from January 1, 2015 through September 30, 2015. For the period from January 1, 2015 through September 30, 2015, the Company ceded $467.8 million of written premiums.
Effective April 1, 2014, Wright Flood is also a party to a quota share agreement whereby it cedes 100% of its gross excess flood premiums, which excludes fees, to Arch Reinsurance Company and receives a 30.5% commission. Wright Flood ceded $0.9 million for the period from January 1, 2015 through September 30, 2015. No loss data exists on this agreement.
Wright Flood also ceded 100% of the Homeowners, Private Passenger Auto Liability, and Other Liability Occurrence to Stillwater Insurance Company, formerly known as Fidelity National Insurance Company. This business is in runoff. Therefore, only loss data still exists on this business. As of September 30, 2015, ceded unpaid losses and loss adjustment expenses for Homeowners, Private Passenger Auto Liability and Other Liability Occurrence was $8,698, $48,254 and $756, respectively. The incurred but not reported balance was $102 for Homeowners and $39,424 for Private Passenger Auto Liability.

The reinsurance recoverable balance as of September 30, 2015 was $367.0 million and was comprised of recoverables on unpaid losses and loss expenses of $37.2 million and prepaid reinsurance premiums of $329.8 million. There was no net activity in the reserve for losses and loss adjustment expense during the period January 1, 2015 through September 30, 2015, as Wright Flood's direct premiums written were 100% ceded to three reinsurers. The balance of the reserve for losses and loss adjustment expense, excluding related reinsurance recoverable, as of September 30, 2015 was $37.2 million.
NOTE 13· Statutory Financial Information
Wright Flood is required to maintain minimum amounts of statutory capital and surplus of $7.5 million as required by regulatory authorities. Wright Flood’s statutory capital and surplus exceeded their respective minimum statutory requirements. The unaudited statutory capital and surplus of Wright Flood was $14.2 million at September 30, 2015. For the period from January 1, 2015 through September 30, 2015, Wright Flood generated statutory net income of $3.2 million.
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
NOTE 15· Shareholders’ Equity
On July 21, 2014, the Company’s Board of Directors authorized the repurchase of up to $200.0 million of its shares of common stock. This was in addition to the $25.0 million that was authorized in the first quarter and executed in the second quarter of 2014. On September 2, 2014, the Company entered into an accelerated share repurchase agreement (“ASR”) with an investment bank to purchase an aggregate $50.0 million of the Company’s common stock. The total number of shares purchased under the ASR of 1,539,760 was determined upon settlement of the final delivery and was based on the Company’s volume weighted average price per its common share over the ASR period less a discount.
On March 5, 2015, the Company entered into a second ASR with an investment bank to purchase an aggregate $100.0 million of the Company’s common stock. As part of the ASR, the Company received an initial delivery of 2,667,992 shares of the Company’s common stock with a fair market value of approximately $85.0 million. The initial delivery of 2,667,992 shares reduced the outstanding shares used to determine the Company’s weighted average shares outstanding for purposes of calculating basic and diluted earnings per share. On August 6, 2015, the Company was notified by its investment bank that the March 5, 2015 ASR agreement between the Company and the investment bank had been completed in accordance with the terms of the agreement. The investment bank delivered to the Company an additional 391,637 shares of the Company’s common stock for a total of 3,059,629 shares repurchased under the agreement. The delivery of the remaining 391,637 shares occurred on August 11, 2015. With the latest delivery of 391,637 shares, a total of 5,444,389 shares have been repurchased since the first quarter of 2014.
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
GENERAL
Company Overview — Third Quarter of 2015
The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the related Notes to those Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
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
The volume of business from new and existing customers, fluctuations in insurable exposure units, changes in premium rate levels, and changes in general economic and competitive conditions all affect our revenues. For example, level rates of inflation or a general decline in economic activity could limit increases in the values of insurable exposure units. Conversely, the increasing costs of litigation settlements and awards have caused some customers to seek higher levels of insurance coverage. We foster a strong, decentralized sales and service culture with the goal of consistent, sustained growth over the long term. Historically, our revenues have typically grown as a result of our focus on net new business growth and acquisitions.
We increased revenues every year from 1993 to 2014, with the exception of 2009, when our revenues dropped 1.0%. Our revenues grew from $95.6 million in 1993 to $1.6 billion in 2014, reflecting a compound annual growth rate of 14.2%. In the same 21-year period, we increased net income from $8.1 million to $206.9 million in 2014, a compound annual growth rate of 16.7%.
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
Certain insurance companies offer guaranteed fixed-base agreements, referred to as “Guaranteed Supplemental Commissions” (“GSCs”) in lieu of profit-sharing contingent commissions. Since GSCs are not subject to the uncertainty of loss ratios, they are accrued throughout the year based on actual premiums written. For the twelve-month period ending December 31, 2014, we had earned $9.9 million of GSCs, of which $7.6 million remained accrued at December 31, 2014 as this was collected in the first quarter of 2015. For the three-month periods ended September 30, 2015 and 2014, we earned and accrued $2.5 million and $2.6 million, respectively, and for the nine-month periods ended September 30, 2015 and 2014, we earned and accrued $8.1 million and $7.6 million, respectively, from GSCs.

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
Additionally, our profit-sharing contingent commissions and GSCs for the three months ended September 30, 2015 decreased by $3.0 million compared to the third quarter of 2014 primarily as a result of increased loss ratios in our Wholesale Brokerage Segment. Other income decreased by $0.5 million primarily as a result of a reduction in the gains on the sale of books of business when compared to the third quarter of 2014 and the change in where this activity is presented in the financial statements as described in the results of operations section below.
For the three and nine-month periods ended September 30, 2015, our consolidated internal revenue growth rate was 2.4% and 2.6% respectively. Additionally, each of our four segments recorded positive internal revenue growth for the three and nine months ended September 30, 2015. In the event that the gradual increases in insurable exposure units that occurred in 2013 and 2014 continue through 2015, we believe we will continue to see positive quarterly internal revenue growth rates in 2015, even with rates moderating downward.
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
Income before income taxes in the three month period ended September 30, 2015 increased from the third quarter of 2014 by $0.1 million, primarily as a result of new acquisitions and net new business, partially offset by the incremental interest expense associated with our inaugural public debt offering completed in 2014 along with incremental investments in revenue producing teammates.
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
Acquisitions
Part of our continuing business strategy is to attract high-quality insurance intermediaries to join our operations. From 1993 through the third quarter of 2015, we acquired 468 insurance intermediary operations, excluding acquired books of business (customer accounts).
Critical Accounting Policies
We have had no changes to our Critical Accounting Policies. We believe that of our significant accounting and reporting policies, the more critical policies include our accounting for revenue recognition, business acquisitions and purchase price allocations, intangible asset impairments and reserves for litigation. In particular, the accounting for these areas requires significant judgments to be made by management. Different assumptions in the application of these policies could result in material changes in our consolidated financial position or consolidated results of operations. Refer to Note 1 in the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2014 on file with the Securities and Exchange Commission for details regarding our critical and significant accounting policies.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes.
Financial information relating to our Condensed Consolidated Financial Results for the three and nine months ended September 30, 2015 and 2014 is as follows (in thousands, except percentages):

	For the three months ended September 30,			For the nine months ended September 30,
	2015	2014	% Change	2015	2014	% Change
REVENUES
Core commissions and fees	$417,275	$403,033	3.5%	$1,199,180	$1,120,210	7.0%
Profit-sharing contingent commissions	12,068	15,011	(19.6)%	45,596	49,515	(7.9)%
Guaranteed supplemental commissions	2,520	2,571	(2.0)%	8,112	7,587	6.9%
Investment income	228	225	1.3%	708	522	35.6%
Other income, net	76	578	(86.9)%	2,316	4,942	(53.1)%
Total revenues	432,167	421,418	2.6%	1,255,912	1,182,776	6.2%
EXPENSES
Employee compensation and benefits	211,267	203,126	4.0%	628,071	583,633	7.6%
Non-cash stock-based compensation	4,889	5,640	(13.3)%	17,348	19,149	(9.4)%
Other operating expenses	66,121	64,916	1.9%	191,591	177,923	7.7%
Gain on disposal	(654)	—	—%	(1,259)	—	—%
Amortization	22,158	21,983	0.8%	65,406	60,482	8.1%
Depreciation	5,215	5,456	(4.4)%	15,635	15,338	1.9%
Interest	9,882	7,298	35.4%	29,404	18,374	60.0%
Change in estimated acquisition earn-out payables	459	314	46.2%	2,194	6,574	(66.6)%
Total expenses	319,337	308,733	3.4%	948,390	881,473	7.6%
Income before income taxes	112,830	112,685	0.1%	307,522	301,303	2.1%
Income taxes	45,403	44,354	2.4%	122,139	118,802	2.8%
NET INCOME	$67,427	$68,331	(1.3)%	$185,383	$182,501	1.6%
Net internal growth rate – core organic commissions and fees	2.4%	2.9%		2.6%	1.5%
Employee compensation and benefits ratio	48.9%	48.2%		50.0%	49.3%
Other operating expenses ratio	15.3%	15.4%		15.3%	15.0%
Capital expenditures	$4,176	$7,612		$12,773	$20,189
Total assets at September 30				$5,002,192	$4,945,748
Commissions and Fees
Commissions and fees, including profit-sharing contingent commissions and GSCs, for the three months ended September 30, 2015 increased $11.2 million to $431.9 million, or 2.7% over the same period in 2014. Core commissions and fees revenue for the third quarter of 2015 increased $14.2 million, of which approximately $9.7 million represented core commissions and fees from agencies acquired since the third quarter of 2014. After accounting for divested business of $4.8 million, the remaining net increase of $9.3 million represented net new business, which reflects a growth rate of 2.4% for core organic commissions and fees. Profit-sharing contingent commissions and GSCs for the third quarter of 2015 decreased by $3.0 million, or 17.0%, from the third quarter of 2014. The net decrease of $3.0 million in the third quarter was mainly driven by a decrease in profit-sharing contingent commissions in the Wholesale Brokerage Segment as a result of increased loss ratios.

For the nine months ended September 30, 2015 commissions and fees, including profit-sharing contingent commissions and GSCs, increased $75.6 million to $1,252.9 million, or 6.4% over the same period in 2014. Core commissions and fees revenue for the nine months ended September 30, 2015 increased $79.0 million, of which approximately $64.9 million represented core commissions and fees from acquisitions that had no comparable revenues in the same period of 2014. After accounting for divested business of $14.8 million, the remaining net increase of $28.9 million represented net new business, which reflects an internal growth rate of 2.6% for core organic commissions and fees. Profit-sharing contingent commissions and GSCs for the nine months ended September 30, 2015 decreased by $3.4 million, or 5.9%, compared to the same period in 2014. The net decrease of $3.4 million in the first nine months of 2015 was mainly driven by a reduction in profit-sharing contingent commissions in the National Programs and Wholesale Brokerage Segments, partially offset by an increase in GSCs in the Retail Segment.
Investment Income
Investment income for the three months ended September 30, 2015 remained flat over the same period in 2014. Investment income for the nine months ended September 30, 2015 increased $0.2 million over the same period in 2014. This increase was related to additional interest income driven by cash management activities to earn a higher yield.
Other Income, net
Other income for the three months ended September 30, 2015 was $0.1 million, compared with $0.5 million in the same period in 2014. Other income consists primarily of legal settlements and gains and losses from the sale and disposition of fixed assets. Prior to the adoption of ASU No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08") in the fourth quarter of 2014, net gains and losses on the sale of businesses or customer accounts were reflected in other income. Any such gains or losses are now reflected on a net basis in the expense section since the adoption of ASU 2014-08. The $0.5 million decrease for the three months ended September 30, 2015 from the comparable period in 2014 was primarily due to prior year book of business sales and the change to where this activity is presented in the financial statements. For reference, there is $0.7 million recorded as gain on disposal for the three months ended September 30, 2015, which when combined with the $0.1 million of other income to present a comparable basis, would be an increase of $0.2 million in other income over the same period in the prior year.
Other income for the nine months ended September 30, 2015 was $2.3 million, compared with $4.9 million in the same period in 2014. The $2.6 million decrease for the nine months ended September 30, 2015 from the comparable period in 2014 was primarily due to prior year book of business sales and the change to where this activity is presented in the financial statements. For reference, there is $1.3 million recorded as gain on disposal for the nine months ended September 30, 2015, which when combined with the $2.3 million of other income to present a comparable basis, would be a decrease of $1.3 million in other income over the same period in the prior year.
Employee Compensation and Benefits
Employee compensation and benefits expense as a percentage of total revenues increased to 48.9% for the three months ended September 30, 2015, from 48.2% for the three months ended September 30, 2014. Employee compensation and benefits for the third quarter of 2015 increased, on a net basis, approximately 4.0%, or $8.1 million, over the same period in 2014. This net increase included $3.0 million of compensation costs related to stand-alone acquisitions that had no comparable costs in the same period of 2014. Therefore, employee compensation and benefits expense attributable to those offices that existed in the same three-month period ended September 30, 2015 and 2014 increased by $5.1 million or 2.5%. The employee compensation and benefits expense increases for these offices were primarily related to (i) an increase in producer and staff salaries attributable to investments in our business and (ii) increased profit center bonuses and commissions due to increased operating profit and revenue.
Employee compensation and benefits expense as a percentage of total revenues increased to 50.0% for the nine months ended September 30, 2015, from 49.3% for the nine months ended September 30, 2014. Employee compensation and benefits for the first three quarters of 2015 increased, on a net basis, approximately 7.6%, or $44.4 million, over the same period in 2014. This net increase included $22.6 million of compensation costs related to acquisitions that had no comparable costs in the same period of 2014. Therefore, employee compensation and benefits expense attributable to those offices that existed in the same nine-month period ended September 30, 2015 and 2014 increased by $21.8 million or 4.0%. The employee compensation and benefits expense increases for these offices were primarily related to (i) an increase in producer and staff salaries atrtibutable to investments in our business; (ii) increased profit center bonuses and commissions due to operating profit and revenue; and (iii) the increased cost of health insurance.

Non-Cash Stock-Based Compensation
The Company has an employee stock purchase plan, grants non-vested stock awards, and to a lesser extent grants stock options under other equity-based plans to its employees. Compensation expense for all share-based awards is recognized in the financial statements based upon the grant-date fair value of those awards. Non-cash stock-based compensation expense for the three months ended September 30, 2015 decreased $0.8 million, or 13.3% from the same period in 2014. Non-cash stock-based compensation expense for the nine months ended September 30, 2015 decreased $1.8 million, or 9.4%, from the same period in 2014. The decreases were the result of: (i) older grants attaining the vesting requirements and therefore being fully expensed in prior periods; (ii) some forfeitures driven by certain grants not achieving all vesting requirements; and (iii) underlying participation levels; all of which were partially offset by the additional expense attributable to the new grants issued in 2015.
Other Operating Expenses
As a percentage of total revenues, other operating expenses represented 15.3% in the third quarter of 2015, versus 15.4% reported in the third quarter of 2014. Other operating expenses for the third quarter of 2015 increased $1.2 million, or 1.9%, over the same period of 2014, of which $0.7 million was related to acquisitions that had no comparable costs in the same period of 2014. The other operating expenses for those offices that existed in both three-month periods ended September 30, 2015 and 2014, respectively, increased by $0.5 million, which was primarily attributable to increased sales meeting and consulting expenses.
Other operating expenses represented 15.3% of total revenues for the nine months ended September 30, 2015, versus 15.0% for the nine months ended September 30, 2014. Other operating expenses for the first three quarters of 2015 increased $13.7 million, or 7.7%, over the same period of 2014, of which $10.4 million was related to acquisitions that had no comparable costs in the same period of 2014. The other operating expenses for those offices that existed in both of the nine month periods ended September 30, 2015 and 2014, respectively, increased by $3.3 million, which was primarily attributable to legal, sales meeting and consulting expenses offset by a decrease in office rent expense.
Gain on Disposal
Gain on disposal for the third quarter of 2015 increased $0.7 million over the third quarter of 2014. Gain on disposal for the nine months ended September 30, 2015 increased $1.3 million over the nine months ended September 30, 2014. Prior to the adoption of ASU 2014-08 in the fourth quarter of 2014 as noted above, net gains and losses on the sale of businesses or customer accounts were reflected in other income. Although we are not in the business of selling customer accounts, we periodically sell an office or a book of business (one or more customer accounts) that we believe does not produce reasonable margins or demonstrate a potential for growth, or because doing so is in the Company’s best interest. For comparative purposes, in the three months ended September 30, 2014 there was $0.1 million of gain reflected in other income related to disposal of businesses or customer accounts. For the nine months ended September 30, 2014 there was $3.0 million of gain reflected in other income related to disposal of businesses or customer accounts.
Amortization
Amortization expense for the third quarter of 2015 increased $0.2 million, or 0.8%, over the third quarter of 2014. This increase is due primarily to the amortization of additional intangible assets as the result of acquisitions completed since the third quarter of 2014. Amortization expense for the nine months ended September 30, 2015 increased $4.9 million, or 8.1%, over the nine months ended September 30, 2014. This increase is due primarily to the amortization of additional intangible assets as the result of acquisitions completed since the first three quarters of 2014.
Depreciation
Depreciation expense for the third quarter of 2015 decreased $0.2 million, or 4.4%, compared to the third quarter of 2014. Depreciation expense for the nine months ended September 30, 2015 increased $0.3 million, or 1.9%, over the nine months ended September 30, 2014. These changes are due primarily to the addition of fixed assets resulting from acquisitions completed since the first three quarters of 2014 net of assets which became fully depreciated.

Interest Expense
Interest expense for the third quarter of 2015 increased $2.6 million, or 35.4%, over the third quarter of 2014. Interest expense for the nine months ended September 30, 2015 increased $11.0 million, or 60.0%, over the nine months ended September 30, 2014. These increases are primarily due to the increased debt borrowings and an increase in our effective rate of interest for both three and nine month periods compared to 2014. The increased debt borrowings from the prior year include: the Credit Facility term loan entered into in May 2014 in the initial amount of $550.0 million at LIBOR plus 137.5 basis points, and the $500.0 million Senior Notes due 2024 issued during September 2014 at a fixed rate of interest of 4.2%. The Credit Facility term loan proceeds replaced pre-existing debt of $230.0 million with similar rates of interest. The proceeds from the Senior Notes due 2024 were used to settle the Credit Facility revolver debt of $375.0 million, which had a lower, but variable rate of interest based on an adjusted LIBOR. This transitioned the debt to a favorable long term fixed rate of interest and extended the date of maturity of those funds. These changes were the result of an evolution and maturation of our previous debt structure and provide increased debt capacity and flexibility.
Change in Estimated Acquisition Earn-Out Payables
Accounting Standards Codification (“ASC”) Topic 805-Business Combinations is the authoritative guidance requiring an acquirer to recognize 100% of the fair value of acquired assets, including goodwill, and assumed liabilities (with only limited exceptions) upon initially obtaining control of an acquired entity. Additionally, the fair value of contingent consideration arrangements (such as earn-out purchase price arrangements) at the acquisition date must be included in the purchase price consideration. As a result, the recorded purchase prices for all acquisitions consummated after January 1, 2009 include an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in these earn-out obligations are required to be recorded in the Consolidated Statement of Income when incurred or reasonably estimated. Estimations of potential earn-out obligations are typically based upon future earnings of the acquired operations or entities, usually for periods ranging from one to three years.
The net charge or credit to the Condensed Consolidated Statement of Income for the period is the combination of the net change in the estimated acquisition earn-out payables balance, and the interest expense imputed on the outstanding balance of the estimated acquisition earn-out payables.
As of September 30, 2015 and 2014, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820-Fair Value Measurement. The resulting net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the three and nine month periods ended September 30, 2015 and 2014 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Change in fair value of estimated acquisition earn-out payables	$(365)	$(247)	$(30)	$4,981
Interest expense accretion	824	561	2,224	1,593
Net change in earnings from estimated acquisition earn-out payables	$459	$314	$2,194	$6,574
For the three months ended September 30, 2015 and 2014, the fair value of estimated earn-out payables was re-evaluated and decreased by $0.4 million and $0.2 million, respectively, which resulted in credits to the Condensed Consolidated Statement of Income. For the nine months ended September 30, 2015 and 2014, the fair value of estimated earn-out payables was re-evaluated and decreased by $0.03 million and increased by $5.0 million, respectively, which resulted in credits and charges to the Condensed Consolidated Statement of Income, respectively.
As of September 30, 2015, the estimated acquisition earn-out payables equaled $80.0 million, of which $32.3 million was recorded as accounts payable and $47.7 million was recorded as other non-current liability.

Income Taxes
The effective tax rate on income from operations for the three months ended September 30, 2015 and 2014 was 40.2% and 39.4%, respectively. The effective tax rate on income from operations for the nine months ended September 30, 2015 and 2014 was 39.7% and 39.4%, respectively. The increased effective tax rate is largely the result of more income in states with a higher average effective state income tax rate, which was primarily New York State.
RESULTS OF OPERATIONS — SEGMENT INFORMATION
As discussed in Note 10 of the Notes to Condensed Consolidated Financial Statements, we operate four reportable segments: Retail, National Programs, Wholesale Brokerage, and Services. On a segmented basis, increases in amortization, depreciation and interest expenses generally result from completed acquisitions within a given segment in a particular year. Likewise, other income in each segment reflects net gains primarily from legal settlements and miscellaneous income. As such, in evaluating the operational efficiency of a segment, management emphasizes the net internal growth rate of core commissions and fees revenue, the ratio of total employee compensation and benefits to total revenues, and the ratio of other operating expenses to total revenues.
The internal growth rates for our core organic commissions and fees for the three months ended September 30, 2015, by segment, are as follows (in thousands, except percentages):

	For the three months ended September 30,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
	2015	2014
Retail(1)	$211,759	$201,072	$10,687	5.3%	$7,756	$2,931	1.5%
National Programs	113,721	111,597	2,124	1.9%	1,195	929	0.8%
Wholesale Brokerage	53,813	50,334	3,479	6.9%	728	2,751	5.5%
Services	37,982	35,228	2,754	7.8%	—	2,754	7.8%
Total core commissions and fees	$417,275	$398,231	$19,044	4.8%	$9,679	$9,365	2.4%
The reconciliation of the above internal growth schedule to the total commissions and fees included in the Condensed Consolidated Statements of Income for the three months ended September 30, 2015, and 2014, is as follows (in thousands):

	For the three months ended September 30,
	2015	2014
Total core commissions and fees	$417,275	$398,231
Profit-sharing contingent commissions	12,068	15,011
Guaranteed supplemental commissions	2,520	2,571
Divested business	—	4,802
Total commissions and fees	$431,863	$420,615

The internal growth rates for our core organic commissions and fees for the three months ended September 30, 2014, by Segment, are as follows (in thousands, except percentages):

	For the three months ended September 30,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
	2014	2013
Retail(1)	$201,721	$187,219	$14,502	7.7%	$10,388	$4,114	2.2%
National Programs	114,034	74,123	39,911	53.8%	38,483	1,428	1.9%
Wholesale Brokerage	51,946	48,191	3,755	7.8%	12	3,743	7.8%
Services	35,332	30,302	5,030	16.6%	4,406	624	2.1%
Total core commissions and fees	$403,033	$339,835	$63,198	18.6%	$53,289	$9,909	2.9%
The reconciliation of the above internal growth schedule to the total commissions and fees included in the Condensed Consolidated Statements of Income for the three months ended September 30, 2014 and 2013, is as follows (in thousands):

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

The internal growth rates for our core organic commissions and fees for the nine months ended September 30, 2015, by Segment, are as follows (in thousands, except percentages):

	For the nine months ended September 30,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
	2015	2014
Retail(1)	$625,640	$592,428	$33,212	5.6%	$25,896	$7,316	1.2%
National Programs	308,628	267,052	41,576	15.6%	37,301	4,275	1.6%
Wholesale Brokerage	153,767	143,636	10,131	7.1%	1,719	8,412	5.9%
Services	111,145	102,324	8,821	8.6%	—	8,821	8.6%
Total core commissions and fees	$1,199,180	$1,105,440	$93,740	8.5%	$64,916	$28,824	2.6%

The reconciliation of the above internal growth schedule to the total commissions and fees included in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2015, and 2014, is as follows (in thousands):

	For the nine months ended September 30,
	2015	2014
Total core commissions and fees	$1,199,180	$1,105,440
Profit-sharing contingent commissions	45,596	49,515
Guaranteed supplemental commissions	8,112	7,587
Divested business	—	14,770
Total commissions and fees	$1,252,888	$1,177,312
The internal growth rates for our core organic commissions and fees for the nine months ended September 30, 2014, by Segment, are as follows (in thousands, except percentages):

	For the nine months ended September 30,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
	2014	2013
Retail(1)	$595,118	$515,320	$79,798	15.5%	$68,113	$11,685	2.3%
National Programs	273,747	202,532	71,215	35.2%	66,966	4,249	2.1%
Wholesale Brokerage	148,917	136,363	12,554	9.2%	50	12,504	9.2%
Services	102,428	103,177	(749)	(0.7)%	12,876	(13,625)	(13.2)%
Total core commissions and fees	$1,120,210	$957,392	$162,818	17.0%	$148,005	$14,813	1.5%	(2)
The reconciliation of the above internal growth schedule to the total commissions and fees included in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2014 and 2013, is as follows (in thousands):

	For the nine months ended September 30,
	2014	2013
Total core commissions and fees	$1,120,210	$957,392
Profit-sharing contingent commissions	49,515	46,869
Guaranteed supplemental commissions	7,587	6,328
Divested business	—	5,550
Total commissions and fees	$1,177,312	$1,016,139

(1)
The Retail Segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 10 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2)	The Internal Net Growth rate would have been 3.5% when excluding the $18.3 million of revenues related to Superstorm Sandy within the Colonial Claims business for the first half of 2013.

Retail Segment
The Retail Segment provides a broad range of insurance products and services to commercial, public and quasi-public, professional and individual insured customers. Approximately 84.2% of the Retail Segment’s commissions and fees revenue is commission-based. Because most of our other operating expenses are not correlated to changes in commissions on insurance premiums, a significant portion of any fluctuation in the commissions we receive, net of related producer compensation, will result in a similar fluctuation in our income before income taxes, unless we make incremental investments in the organization.
Financial information relating to our Retail Segment for the three and nine months ended September 30, 2015 and 2014 is as follows (in thousands, except percentages):

	For the three months ended September 30,			For the nine months ended September 30,
	2015	2014	% Change	2015	2014	% Change
REVENUES
Core commissions and fees	$212,176	$202,003	5.0%	$626,563	$595,744	5.2%
Profit-sharing contingent commissions	1,810	2,370	(23.6)%	21,653	20,777	4.2%
Guaranteed supplemental commissions	2,061	2,060	—%	6,699	5,992	11.8%
Investment income	19	16	18.8%	62	48	29.2%
Other income, net	183	55	NMF	2,337	3,633	(35.7)%
Total revenues	216,249	206,504	4.7%	657,314	626,194	5.0%
EXPENSES
Employee compensation and benefits	112,475	104,689	7.4%	332,218	310,030	7.2%
Non-cash stock-based compensation	4,431	4,065	9.0%	13,214	12,193	8.4%
Other operating expenses	34,571	34,365	0.6%	105,266	100,827	4.4%
(Gain) loss on disposal	(655)	—	—%	(1,333)	—	—%
Amortization	11,552	10,920	5.8%	33,671	31,812	5.8%
Depreciation	1,632	1,632	—%	4,908	4,850	1.2%
Interest	10,121	10,882	(7.0)%	30,841	33,000	(6.5)%
Change in estimated acquisition earn-out payables	337	128	NMF	1,280	4,269	(70.0)%
Total expenses	174,464	166,681	4.7%	520,065	496,981	4.6%
Income before income taxes	$41,785	$39,823	4.9%	$137,249	$129,213	6.2%
Net internal growth rate – core organic commissions and fees	1.5%	2.2%		1.2%	2.3%
Employee compensation and benefits ratio	52.0%	50.7%		50.5%	49.5%
Other operating expenses ratio	16.0%	16.6%		16.0%	16.1%
Capital expenditures	$1,637	$1,320		$4,410	$5,016
Total assets at September 30				$3,400,407	$3,163,014

NMF = Not a meaningful figure

The Retail Segment’s total revenue during the three months ended September 30, 2015 increased 4.7%, or $9.7 million, over the same period in 2014, to $216.2 million. The $10.2 million increase in core commissions and fees revenue was driven by the following: (i) approximately $7.8 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2014; (ii) $2.9 million related to net new business; and (iii) an offsetting decrease of $0.5 million related to commissions and fees revenue recorded in the third quarter of 2014 from business divested in the prior year. Profit-sharing contingent commissions and GSCs for the third quarter of 2015 decreased 12.6%, or $0.6 million, from the same period in 2014, to $3.9 million. The Retail Segment’s internal growth rate for core organic commissions and fees revenue was 1.5% for the third quarter of 2015 and was driven by revenue from net new business written during the preceding twelve months along with modest increases in commercial auto rates, and partially offset by: (i) terminated association health plans in the State of Washington; (ii) continued pressure on the small employee benefits business as some accounts adopt alternative plan designs and move to a per employee/per month payment model due to the implementation of the Affordable Care Act; and (iii) reductions in property insurance premium rates specifically in catastrophe prone areas.
Income before income taxes for the three months ended September 30, 2015 increased 4.9%, or $2.0 million, over the same period in 2014, to $41.8 million. The primary factors affecting this increase were: (i) the net increase in revenue as described above; (ii) interest expense which decreased by $0.8 million as a result of lower intercompany interest expense charge in accordance with the standard pay-down schedule for acquisitions, that was partially offset by (iii) total compensation, including non-cash stock-based compensation, which increased by $8.2 million or 7.5%, due to incremental investments in revenue-producing teammates; and (iv) operating expenses which increased by $0.2 million or 0.6%, due to travel, and other miscellaneous expenses.
The Retail Segment’s total revenue during the nine months ended September 30, 2015 increased 5.0%, or $31.1 million, over the same period in 2014, to $657.3 million. The $30.8 million increase in core commissions and fees revenue was driven by the following: (i) approximately $25.9 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2014; (ii) $7.3 million related to net new business; and (iii) an offsetting decrease of $2.4 million related to commissions and fees revenue recorded in the first nine months of 2014 from business divested in the last year. Profit-sharing contingent commissions and GSCs for the nine months ended September 30, 2015 increased 5.9%, or $1.6 million, over the same period in 2014, to $28.4 million. The Retail Segment’s internal growth rate for core organic commissions and fees revenue was 1.2% for the nine months ended September 30, 2015, and was driven by revenue from net new business written during the preceding twelve months along with modest increases in commercial auto rates, and partially offset by: (i) terminated association health plans in the State of Washington, (ii) continued pressure on the small employee benefits business as some accounts adopt alternative plan designs and move to a per employee/per month payment model due to the implementation of the Affordable Care Act, and (iii) reductions in property insurance premium rates specifically in catastrophe prone areas.
Income before income taxes for the nine months ended September 30, 2015 increased 6.2%, or $8.0 million, over the same period in 2014, to $137.2 million. The primary factors affecting this increase were: (i) the net increase in revenue as described above; (ii) the estimated acquisition earn-out payables expense which decreased by $3.0 million; that was partially offset by (iii) total compensation including non-cash stock-based compensation, which increased by $23.2 million or 7.2%, due to incremental investment in revenue-producing teammates; and (iv) operating expenses which increased by $4.4 million or 4.4%, due to employee sales events and travel.

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
Financial information relating to our National Programs Segment for the three and nine months ended September 30, 2015 and 2014 is as follows (in thousands, except percentages):

	For the three months ended September 30,			For the nine months ended September 30,
	2015	2014	% Change	2015	2014	% Change
REVENUES
Core commissions and fees	$113,721	$114,034	(0.3)%	$308,628	$273,747	12.7%
Profit-sharing contingent commissions	3,188	3,571	(10.7)%	10,734	13,633	(21.3)%
Guaranteed supplemental commissions	10	14	(28.6)%	15	20	(25.0)%
Investment income	49	48	2.1%	150	119	26.1%
Other income, net	(2)	259	(100.8)%	50	568	(91.2)%
Total revenues	116,966	117,926	(0.8)%	319,577	288,087	10.9%
EXPENSES
Employee compensation and benefits	45,221	45,283	(0.1)%	132,264	120,797	9.5%
Non-cash stock-based compensation	1,191	1,271	(6.3)%	3,479	3,753	(7.3)%
Other operating expenses	22,836	25,234	(9.5)%	65,681	58,949	11.4%
(Gain) loss on disposal	1	—	—%	459	—	—%
Amortization	7,133	7,343	(2.9)%	21,343	17,512	21.9%
Depreciation	1,850	2,143	(13.7)%	5,372	5,503	(2.4)%
Interest	13,398	15,915	(15.8)%	42,306	33,803	25.2%
Change in estimated acquisition earn-out payables	55	43	27.9%	106	130	(18.5)%
Total expenses	91,685	97,232	(5.7)%	271,010	240,447	12.7%
Income before income taxes	$25,281	$20,694	22.2%	$48,567	$47,640	1.9%
Net internal growth rate – core organic commissions and fees	0.8%	1.9%		1.6%	2.1%
Employee compensation and benefits ratio	38.7%	38.4%		41.4%	41.9%
Other operating expenses ratio	19.5%	21.4%		20.6%	20.5%
Capital expenditures	$1,754	$5,243		$5,004	$12,369
Total assets at September 30				$2,542,619	$2,508,815

National Programs revenue for the three months ended September 30, 2015 decreased 0.8%, or $1.0 million, from the same period in 2014, to a total $117.0 million. The $0.3 million decrease in core commissions and fees revenue was driven by the following: (i) a decrease of $2.4 million related to commissions and fees revenue recorded in the third quarter of 2014 from businesses since divested; offset by (ii) approximately $1.2 million related to core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2014 and (iii) $0.9 million related to net new business. Profit-sharing contingent commissions and GSCs were $3.2 million for the third quarter of 2015 which is a decrease of $0.4 million from the third quarter of 2014.

The National Programs Segment’s internal growth rate for core commissions and fees revenue was 0.8% for the three months ended September 30, 2015. This internal growth rate was mainly due to the Arrowhead Personal Property program, which continues to produce more written premium, the Arrowhead auto aftermarket program which received a commission rate increase from their carrier partner, and growth in our Wright Specialty education program. Growth in these businesses was partially offset by certain programs that have been affected by lower rates.
Income before income taxes for the three months ended September 30, 2015 increased 22.2%, or $4.6 million, from the same period in 2014, to $25.3 million. The increase was driven by the net revenue growth noted above and expense management initiatives as we grow and scale our programs along with a $2.5 million decrease in the intercompany interest expense charge in accordance with the standard pay-down schedule for acquisitions.
National Programs revenue for the nine months ended September 30, 2015, increased 10.9%, or $31.5 million, over the same period in 2014, to a total $319.6 million. The $34.9 million increase in core commissions and fees revenue was driven by the following: (i) approximately $37.3 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2014; (ii) $4.3 million related to net new business; and (iii) an offsetting decrease of $6.7 million related to commissions and fees revenue recorded in the first nine months of 2014 from businesses since divested. Profit-sharing contingent commissions and GSCs were $10.7 million for the nine months ended September 30, 2015 which is a decrease of $2.9 million from the same period of 2014. This decrease was primarily realized by our lender placed coverage and Florida coastal habitational program businesses.
The National Programs Segment’s internal growth rate for core commissions and fees revenue was 1.6% for the nine months ended September 30, 2015. The internal growth rate in the first nine months of 2015 was mainly due to the Arrowhead Personal Property program and other personal lines programs that continue to produce written premium, and the Arrowhead auto aftermarket program which received a commission rate increase and growth in our Wright Specialty education program.
Income before income taxes for the nine months ended September 30, 2015 increased 1.9%, or $0.9 million, from the same period in 2014, to $48.6 million. The increase was primarily due to the increase in core commission and fees of 12.7%, or $31.5 million. This was partially offset by the incremental amortization and intercompany interest expense charge associated with the Wright acquisition.

Wholesale Brokerage Segment
The Wholesale Brokerage Segment markets and sells excess and surplus commercial and personal lines insurance, primarily through independent agents and brokers. Like the Retail and National Programs Segments, the Wholesale Brokerage Segment’s revenues are primarily commission-based.
Financial information relating to our Wholesale Brokerage Segment for the three and nine months ended September 30, 2015 and 2014 is as follows (in thousands, except percentages):

	For the three months ended September 30,			For the nine months ended September 30,
	2015	2014	% Change	2015	2014	% Change
REVENUES
Core commissions and fees	$53,813	$51,946	3.6%	$153,767	$148,917	3.3%
Profit-sharing contingent commissions	7,070	9,070	(22.1)%	13,209	15,105	(12.6)%
Guaranteed supplemental commissions	449	497	(9.7)%	1,398	1,575	(11.2)%
Investment income	3	9	(66.7)%	148	20	NMF
Other income, net	39	98	(60.2)%	97	277	(65.0)%
Total revenues	61,374	61,620	(0.4)%	168,619	165,894	1.6%
EXPENSES
Employee compensation and benefits	25,591	25,199	1.6%	76,788	75,170	2.2%
Non-cash stock-based compensation	782	763	2.5%	2,323	2,276	2.1%
Other operating expenses	9,503	10,228	(7.1)%	26,373	27,706	(4.8)%
(Gain) loss on disposal	—	—	—%	(385)	—	—%
Amortization	2,441	2,676	(8.8)%	7,296	8,028	(9.1)%
Depreciation	506	640	(20.9)%	1,630	1,890	(13.8)%
Interest	200	299	(33.1)%	645	1,060	(39.2)%
Change in estimated acquisition earn-out payables	75	65	15.4%	799	1,901	(58.0)%
Total expenses	39,098	39,870	(1.9)%	115,469	118,031	(2.2)%
Income before income taxes	$22,276	$21,750	2.4%	$53,150	$47,863	11.0%
Net internal growth rate – core organic commissions and fees	5.5%	7.8%		5.9%	9.2%
Employee compensation and benefits ratio	41.7%	40.9%		45.5%	45.3%
Other operating expenses ratio	15.5%	16.6%		15.6%	16.7%
Capital expenditures	$425	$492		$2,087	$1,205
Total assets at September 30				$880,454	$895,943

NMF = Not a meaningful figure

The Wholesale Brokerage Segment’s total revenues for the three months ended September 30, 2015, decreased 0.4%, or $0.2 million, from the same period in 2014, to $61.4 million. The $1.9 million net increase in core commissions and fees revenue was driven by the following: (i) $2.8 million related to net new business; (ii) $0.7 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2014; and (iii) an offsetting decrease of $1.6 million related to commissions and fees revenue recorded in the third quarter of 2014 from businesses divested in the past year. Contingent commissions and GSCs for the third quarter of 2015 decreased $2.0 million compared to the third quarter of 2014, to $7.5 million. This decrease is driven by an increase in loss ratios. The Wholesale Brokerage Segment’s internal growth rate for core organic commissions and fees revenue was 5.5% for the third quarter of 2015, and was driven by net new business and modest increases in exposure units, partially offset by significant contraction in insurance premium rates for catastrophe prone properties.

Income before income taxes for the three months ended September 30, 2015, increased 2.4%, or $0.5 million, over the same period in 2014, to $22.3 million, primarily due to the following: (i) the net increase in revenue as described above and (ii) the impact of businesses divested in 2014 that reported lower margins than the Wholesale Brokerage Segment's average.
The Wholesale Brokerage Segment’s total revenues for the nine months ended September 30, 2015, increased 1.6%, or $2.7 million, over the same period in 2014, to $168.6 million. The $4.9 million net increase in core commissions and fees revenue was driven by the following: (i) $8.4 million related to net new business; (ii) $1.7 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2014; and (iii) an offsetting decrease of $5.2 million related to commissions and fees revenue recorded in the first nine months of 2014 from businesses divested in the past year. Contingent commissions and GSCs for the nine months ended September 30, 2015 decreased $2.1 million compared to the third quarter of 2014, to $14.6 million. This decrease is driven by an increase in loss ratios. The Wholesale Brokerage Segment’s internal growth rate for core organic commissions and fees revenue was 5.9% for the nine months ended September 30, 2015, and was driven by net new business and modest increases in exposure units, partially offset by significant contraction in insurance premium rates for catastrophe prone properties.
Income before income taxes for the nine months ended September 30, 2015, increased 11.0%, or $5.3 million, over the same period in 2014, to $53.2 million, primarily due to the following: (i) the net increase in revenue as described above; (ii) a decrease of $1.1 million, or 58.0% in the change in estimated acquisition earn-out payable expense and (iii) the impact of businesses divested in 2014 that reported lower margins than the Wholesale Brokerage Segment's average.

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
Unlike our other segments, nearly all of the Services Segment’s revenue is generated from fees, which are not significantly affected by fluctuations in general insurance premiums.
Financial information relating to our Services Segment for the three and nine months ended September 30, 2015 and 2014 is as follows (in thousands, except percentages):

	For the three months ended September 30,			For the nine months ended September 30,
	2015	2014	% Change	2015	2014	% Change
REVENUES
Core commissions and fees	$37,982	$35,332	7.5%	$111,145	$102,428	8.5%
Profit-sharing contingent commissions	—	—	—%	—	—	—%
Guaranteed supplemental commissions	—	—	—%	—	—	—%
Investment income	—	—	—%	1	2	(50.0)%
Other income, net	(2)	160	(101.3)%	(18)	461	(103.9)%
Total revenues	37,980	35,492	7.0%	111,128	102,891	8.0%
EXPENSES
Employee compensation and benefits	19,087	18,286	4.4%	57,709	54,039	6.8%
Non-cash stock-based compensation	215	282	(23.8)%	631	841	(25.0)%
Other operating expenses	9,641	8,175	17.9%	27,395	24,135	13.5%
(Gain) loss on disposal	—	—	—%	—	—	—%
Amortization	1,022	1,034	(1.2)%	3,067	3,101	(1.1)%
Depreciation	474	555	(14.6)%	1,533	1,646	(6.9)%
Interest	1,527	1,937	(21.2)%	4,722	5,878	(19.7)%
Change in estimated acquisition earn-out payables	(8)	78	(110.3)%	9	274	(96.7)%
Total expenses	31,958	30,347	5.3%	95,066	89,914	5.7%
Income before income taxes	$6,022	$5,145	17.0%	$16,062	$12,977	23.8%
Net internal growth rate – core organic commissions and fees	7.8%	2.1%		8.6%	(13.2)%
Employee compensation and benefits ratio	50.3%	51.5%		51.9%	52.5%
Other operating expenses ratio	25.4%	23.0%		24.7%	23.5%
Capital expenditures	$233	$325		$774	$860
Total assets at September 30				$296,659	$285,307

The Services Segment’s total revenues for the three months ended September 30, 2015 increased 7.0%, or $2.5 million, over the same period in 2014, to $38.0 million. The $2.7 million increase in core commissions and fees revenue primarily resulted from growth in our advocacy businesses due to new clients and growth in several of our claims processing units related to new client relationships. The Services Segment’s internal growth rate for core commissions and fees revenue was 7.8% for the third quarter of 2015.

Income before income taxes for the three months ended September 30, 2015 increased 17.0%, or $0.9 million, over the same period in 2014, to $6.0 million due to a combination of: (i) internal revenue growth noted above; (ii) the continued efficient operating of our businesses; and (iii) a decrease in the intercompany interest expense charge.
The Services Segment’s total revenues for the nine months ended September 30, 2015 increased 8.0%, or $8.2 million, over the same period in 2014, to $111.1 million. The $8.7 million increase in core commissions and fees revenue resulted from growth in our advocacy businesses due to new clients and growth in several of our claims processing units related to new client relationships. The Services Segment’s internal growth rate for core commissions and fees revenue was 8.6% for the nine months ended September 30, 2015.
Income before income taxes for the nine months ended September 30, 2015 increased 23.8%, or $3.1 million, over the same period in 2014, to $16.1 million due to a combination of: (i) internal revenue growth noted above; (ii) the continued efficient operating of our businesses; and (iii) a decrease in the intercompany interest expense charge.
Other
As discussed in Note 10 of the Notes to Condensed Consolidated Financial Statements, the “Other” column in the Segment Information table includes any income and expenses not allocated to reportable segments, and corporate-related items, including the inter-company interest expense charges to reporting segments.
LIQUIDITY AND CAPITAL RESOURCES
The Company strives to maintain a conservative balance sheet and liquidity profile. Our capital requirements to operate as an insurance intermediary are low and we have been able to grow and invest in our business principally through cash that has been generated from operations. We have the ability to access the use of our revolving credit facilities, which provide up to $825.0 million in available cash, and we have access to a series of notes that have yet to be exercised, for up to $125.0 million. The Company believes that its existing cash, cash equivalents, short-term investment portfolio and funds generated from operations, together with the funds available under the credit facilities, will be sufficient to satisfy our normal liquidity needs, including principal payments on our long-term debt, for at least the next twelve months.
Contractual Cash Obligations
As of September 30, 2015, our contractual cash obligations were as follows:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$1,161,250	$41,250	$235,000	$385,000	$500,000
Other liabilities(1)	58,328	20,371	15,794	880	21,283
Operating leases	196,543	39,320	68,344	47,298	41,581
Interest obligations	236,273	37,136	69,083	46,929	83,125
Unrecognized tax benefits	359	—	359	—	—
Maximum future acquisition contingency payments(2)	127,116	41,107	84,776	1,233	—
Total contractual cash obligations	$1,779,869	$179,184	$473,356	$481,340	$645,989

(1)	Includes the current portion of other long-term liabilities.

(2)	Includes $80.0 million of current and non-current estimated earn-out payables resulting from acquisitions consummated after January 1, 2009.
Debt
On January 15, 2015, the Company retired the Series D senior notes of $25.0 million that matured and were issued under the original private placement note agreement from December 2006.

On September 30, 2015, the Company satisfied the second installment of scheduled quarterly principal payments on the Credit Facility term loan. Each of these two installments has equaled $6.9 million. The Company has satisfied $13.8 million in total principal payments through September 30, 2015. Scheduled quarterly principal payments are expected be made until maturity. The balance of the Credit Facility term loan is $536.3 million as of September 30, 2015.
Off-Balance Sheet Arrangements
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
Our invested assets are held as cash and cash equivalents, restricted cash and investments, available-for-sale marketable equity securities, non-marketable equity securities, certificates of deposit, U.S. treasury securities, corporate debt and a professionally managed short duration fixed income fund. These investments are subject to interest rate risk and equity price risk. The fair values of our cash and cash equivalents, restricted cash and investments, and certificates of deposit at September 30, 2015 and December 31, 2014, approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.
We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation (the “Evaluation”) required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of September 30, 2015. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosures.
Changes in Internal Controls
There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
PART II
ITEM 1. LEGAL PROCEEDINGS
In Item 3 of Part I of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2014, certain information concerning certain legal proceedings and other matters was disclosed. Such information was current as of the date of filing. During the Company’s fiscal quarter ended September 30, 2015, no new legal proceedings, or material developments with respect to existing legal proceedings, occurred which require disclosure in this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
There were no other material changes in the risk factors previously disclosed in Item 1A, “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about our repurchase of shares of our common stock during the quarter ended September 30, 2015:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value that May Yet be Purchased Under the Plans or Programs(2)
July 1, 2015 to July 31, 2015	1,152	$33.13	—	$ 465.0 million
August 1, 2015 to August 31, 2015	394,342	32.69	391,637	450.0 million
September 1, 2015 to September 30, 2015	—	—	—	450.0 million
Total	395,494	$32.69	391,637	$ 450.0 million

(1)
We purchased 391,637 shares during the quarter ended September 30, 2015. The $15.0 million remaining balance of the $100.0 million accelerated share repurchase ("ASR") program entered into on March 5, 2015 was settled on August 11, 2015. This ASR was part of the $200.0 million repurchase program approved by our Board of Directors and announced on July 21, 2014.  In addition, we purchased 3,857 shares during the quarter ended September 30, 2015 outside of our publicly announced share repurchase program, all of which represent shares surrendered by our teammates in the exercise of stock options under our equity compensation plans or to cover required tax withholdings on the vesting of shares in our equity compensation plans.

(2)
As announced on July 21, 2014, our Board of Directors approved the purchasing of up to $200.0 million of the Company’s outstanding common stock of which $150.0 million have been purchased with the latest settlement on August 11, 2015 as noted above. On July 20, 2015, the Company’s Board of Directors authorized the purchasing of up to an additional $400.0 million of the Company's outstanding common stock. Under this new authorization, purchases may be carried out through open market purchases, block trades, accelerated share repurchase plans of up to $100.0 million each (unless otherwise approved by the Board of Directors), negotiated private transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. With this authorization, the Company will now have outstanding approval to purchase up to $450.0 million, in the aggregate, of the Company's outstanding common stock. As of September 30, 2015, a total of 5,444,389 shares have been repurchased since the first quarter of 2014.

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

BROWN & BROWN, INC.

/s/ R. Andrew Watts
Date: November 4, 2015	R. Andrew Watts
Executive Vice President, Chief Financial Officer and Treasurer
(duly authorized officer, principal financial officer and principal accounting officer)