Form 10-K
period 2015-12-31
BROWN & BROWN INC
filed 2016-02-26
CIK 79282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)..    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes  ☐    No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was last sold on June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) was $3,818,857,004.
The number of shares of the Registrant’s common stock, $0.10 par value, outstanding as of February 22, 2016 was 138,616,818.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Brown & Brown, Inc.’s Proxy Statement for the 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

BROWN & BROWN, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

Disclosure Regarding Forward-Looking Statements
Brown & Brown, Inc., together with its subsidiaries (collectively, “we,” “Brown & Brown” or the “Company”), makes “forward-looking statements” within the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995, as amended, throughout this report and in the documents we incorporate by reference into this report. You can identify these statements by forward-looking words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “plan” and “continue” or similar words. We have based these statements on our current expectations about potential future events. Although we believe the expectations expressed in the forward-looking statements included in this Form 10-K and the reports, statements, information and announcements incorporated by reference into this report are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. Many of these factors have previously been identified in filings or statements made by us or on our behalf. Important factors which could cause our actual results to differ materially from the forward-looking statements in this report include but are not limited to the following items, in addition to those matters described in Part I, Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

•	Future prospects;

•	Material adverse changes in economic conditions in the markets we serve and in the general economy;

•	Future regulatory actions and conditions in the states in which we conduct our business;

•
The occurrence of adverse economic conditions, an adverse regulatory climate, or a disaster in California, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Massachusetts, Michigan, New Jersey, New York, North Carolina, Oregon, Pennsylvania, Texas, Virginia and Washington, because a significant portion of business written by us is for customers located in these states;

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

PART I
ITEM 1. Business.
General
Brown & Brown is a diversified insurance agency, wholesale brokerage, insurance programs and service organization with origins dating from 1939 and is headquartered in Daytona Beach, Florida. We market and sell to our customers insurance products and services, primarily in the property, casualty and employee benefits areas. We provide our customers with quality, non-investment insurance contracts, as well as other targeted, customized risk management products and services. As an agent and broker, we do not assume underwriting risks with the exception of the activity in The Wright Insurance Group, LLC (“Wright”), which was acquired in May 2014. Within Wright, we operate a write-your-own flood insurance carrier, Wright National Flood Insurance Company (“WNFIC”), which is a Wright subsidiary. WNFIC’s entire business consists of policies written pursuant to the National Flood Insurance Program (“NFIP”), the program administered by the Federal Emergency Management Agency (“FEMA”) and excess flood insurance policies which are fully reinsured, thereby substantially eliminating WNFIC’s exposure to underwriting risk, as these policies are backed by either FEMA or a reinsurance carrier with an AM Best Company rating of “A” or better.
The Company is compensated for our services primarily by commissions paid by insurance companies and to a lesser extent, by fees paid directly by customers for certain services. Commission revenues are usually a percentage of the premium paid by the insured and generally depend upon the type of insurance, the particular insurance company and the nature of the services provided by us. In some limited cases, we share commissions with other agents or brokers who have acted jointly with us in a transaction. We may also receive from an insurance company, a “profit-sharing contingent commission,” which is a profit-sharing commission based primarily on underwriting results, but may also contain considerations for volume, growth and/or retention. Fee revenues are generated primarily by: (1) our Services Segment, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare Set-aside services, Social Security disability and Medicare benefits advocacy services, and other claims adjusting services, (2) our National Programs and Wholesale Brokerage Segments, which earn fees primarily for the issuing of insurance policies on behalf of insurance carriers, and (3) our Retail Segment for fees received in lieu of commissions. The amount of our revenues from commissions and fees is a function of, among other factors, continued new business production, retention of existing customers, acquisitions and fluctuations in insurance premium rates and “insurable exposure units,” which are units that insurance companies use to measure or express insurance exposed to risk (such as property values, sales and payroll levels) to determine what premium to charge the insured. Insurance companies establish these premium rates based upon many factors, including loss experience, risk profile and reinsurance rates paid by such insurance companies, none of which we control.
As of December 31, 2015, our activities were conducted in 236 locations in 41 states as follows, as well as in England, Bermuda, and the Cayman Islands:

Florida	41	Oklahoma	5	Missouri	2
California	24	Arizona	4	New Hampshire	2
New York	18	Michigan	4	Rhode Island	2
New Jersey	13	Minnesota	4	Delaware	1
Washington	13	Virginia	4	Maryland	1
Georgia	11	Arkansas	3	Mississippi	1
Texas	11	Indiana	3	Montana	1
Louisiana	7	New Mexico	3	Nevada	1
Massachusetts	7	Ohio	3	North Carolina	1
Pennsylvania	7	South Carolina	3	Utah	1
Colorado	6	Tennessee	3	Vermont	1
Illinois	6	Hawaii	2	West Virginia	1
Oregon	6	Kansas	2	Wisconsin	1
Connecticut	5	Kentucky	2

Industry Overview
Premium pricing within the property and casualty insurance underwriting (risk-bearing) industry has historically been cyclical in nature, and has varied widely based on market conditions with a “hard” market in which premium rates are stable or increasing or a “soft” market, characterized by stable or declining premium rates in many lines and geographic areas. Premium pricing is influenced by many factors including loss experience, interest rates and the availability of capital being deployed into the market in search of returns.
Segment Information
Our business is divided into four reportable segments: (1) the Retail Segment; (2) the National Programs Segment; (3) the Wholesale Brokerage Segment; and (4) the Services Segment. The Retail Segment provides a broad range of insurance products and services to commercial, public and quasi-public entities, and to professional and individual customers. The National Programs Segment, which acts as a managing general agent (“MGA”), provides professional liability and related package products for certain professionals, a range of insurance products for individuals, flood coverage, and targeted products and services designated for specific industries, trade groups, governmental entities and market niches, all of which are delivered through nationwide networks of independent agents, including Brown & Brown retail agents. The Wholesale Brokerage Segment markets and sells excess and surplus commercial and personal lines insurance, primarily through independent agents and brokers, as well as Brown & Brown retail agents. The Services Segment provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare Set-aside services, Social Security disability and Medicare benefits advocacy services and claims adjusting services.
The following table summarizes (1) the commissions and fees revenue generated by each of our reportable operating segments for 2015, 2014 and, 2013, and (2) the percentage of our total commissions and fees revenue represented by each segment for each such period:

(in thousands, except percentages)	2015	%	2014	%	2013	%
Retail Segment	$867,762	52.4%	$823,211	52.5%	$732,114	53.9%
National Programs Segment	428,473	25.9%	397,326	25.3%	300,262	22.2%
Wholesale Brokerage Segment	216,638	13.1%	211,512	13.5%	193,291	14.3%
Services Segment	145,375	8.8%	136,482	8.7%	131,032	9.7%
Other	(1,297)	(0.2)%	(1,071)	—%	(1,196)	(0.1)%
Total	$1,656,951	100%	$1,567,460	100%	$1,355,503	100%
We conduct all of our operations within the United States of America, except for one wholesale brokerage operation based in England, and retail operations based in Bermuda and The Cayman Islands. These operations generated $13.4 million, $13.3 million and $12.2 million of revenues for the years ended December 31, 2015, 2014 and 2013, respectively. We do not have any material foreign long-lived assets.
See Note 15 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional segment financial data relating to our business.
Retail Segment
As of December 31, 2015, our Retail Segment employed 3,963 people. Our retail insurance agency business provides a broad range of insurance products and services to commercial, public and quasi-public entity, professional and individual customers. The categories of insurance we principally sell include: property insurance relating to physical damage to property and resultant interruption of business or extra expense caused by fire, windstorm or other perils; casualty insurance relating to legal liabilities, cyber-liability, workers’ compensation, commercial and private passenger automobile coverages; and fidelity and surety bonds. We also sell and service group and individual life, accident, disability, health, hospitalization, medical, dental and other ancillary insurance products.
No material part of our retail business is attributable to a single customer or a few customers. During 2015, commissions and fees from our largest single Retail Segment customer represented less than four tenths of one percent (0.4%) of the Retail Segment’s total commissions and fees revenue.
In connection with the selling and marketing of insurance coverages, we provide a broad range of related services to our customers, such as risk management and loss control surveys and analysis, consultation in connection with placing insurance coverages and claims processing.

National Programs Segment
As of December 31, 2015, our National Programs Segment employed 1,822 people. Our National Programs Segment works with over 40 well-capitalized carrier partners, offering more than 50 programs, which can be grouped into five broad categories; (1) Professional Programs; (2) Arrowhead Insurance Programs; (3) Commercial Programs; (4) Public Entity-Related Programs; and (5) the National Flood Program:
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
Below are brief descriptions of the Professional Programs:

Healthcare Professionals: Allied Protector Plan® (“APP®”) specializes in customized professional liability and business insurance programs for individual practitioners and businesses in the healthcare industry. The APP program offers liability insurance coverage for, among others, dental hygienists and dental assistants, home health agencies, physical therapy clinics, and medical directors. Also available through the APP program is cyber/data breach insurance offering a solution to privacy breaches and information security exposures tailored to the needs of healthcare organizations.

Certified Public Accountants: The CPA Protector Plan® is a specialty insurance program offering comprehensive professional liability insurance solutions and risk management services to CPA practitioners and their firms nationwide. Optional coverage enhancements include: Employment Practices Liability, Employee Dishonesty, Non-Profit Directors and Officers, as well as Network Security and Privacy Protection Coverage.
Dentists: First initiated in 1969, the Professional Protector Plan® (“PPP®”) for Dentists provides dental professionals insurance products including professional and general liability, property, employment practices liability, workers’ compensation, claims and risk management. The PPP recognized the importance of policyholder and customer service and developed a customized, proprietary, web-based rating and policy issuance system which in turn provides a seamless policy delivery resource and access to policy information on a real time basis. Obtaining endorsements from state and local dental societies and associations plays an integral role in the PPP partnership. The PPP is offered in all 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.
Financial Professionals: CalSurance® and CITA Insurance Services® have specialized in this niche since 1980 and offer professional liability programs designed for insurance agents, financial advisors, registered representatives, securities broker-dealers, benefit administrators, real estate brokers and real estate title agents. A component of CalSurance is Lancer Claims Services, which provides specialty claims administration for insurance companies underwriting CalSurance product lines.
Lawyers: The Lawyer’s Protector Plan® (“LPP®”) has been providing professional liability insurance for over 30 years with a niche focus on law firms with fewer than 20 attorneys. The LPP program handles all aspects of insurance operations including underwriting, distribution management, policy issuance and claims. The LPP is offered in 44 states and the District of Columbia.
Optometrists, Opticians, and Ophthalmologists: Since 1973 the Optometric Protector Plan® (“OPP®”), provides professional liability, general liability, property, workers’ compensation insurance and risk management programs for eye care professionals nationwide. Our carrier partners offer specialty insurance products tailored to the eye care profession, and our agents and brokers are chosen for their expertise. The OPP is offered in all 50 states and the District of Columbia. Through our strategic carrier partnerships, we also offer professional liability coverage to chiropractors, podiatrists and physicians nationwide.

Professional Risk Specialty Group: Professional Risk Specialty Group (“PRSG”) has been providing Errors & Omissions/Professional Liability/Malpractice Insurance for over 22 years both in a direct retail sales and brokering capacity. PRSG has been an exclusive State Administrator for a Lawyers Professional Liability Program since 1994 in Florida, Louisiana, and Puerto Rico, and has state appointments in 23 other states. The admitted Lawyers Program focuses on law firms with fewer than 20 attorneys, and the non-admitted program is for firms with 20 or more attorneys and is available for primary or excess coverage. PRSG is also involved in direct sales and brokering for other professionals, such as accountants, architects & engineers, medical malpractice, directors & officers, employment practices liability, title agency E&O and miscellaneous E&O.

Real Estate Title Professionals: TitlePac® provides professional liability products and services designed for real estate title agents and escrow agents in 47 states and the District of Columbia.

Wedding Protector Plan® and Protector Plan® for Events provide an online wedding/private event cancellation and postponement insurance policy that offers financial protection if certain unfortunate or unforeseen events should occur during the period leading up to and including the wedding/event date. Liability and liquor liability is available as an option. Both the Wedding Protector Plan and Protector Plan for Events are offered in 47 states.

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
Arrowhead Programs. Arrowhead is an MGA, General Agent (“GA”), and Program Administrator (“PA”) to the property and casualty insurance industry. Arrowhead acts as a virtual insurer providing outsourced product development, marketing, underwriting, actuarial, compliance and claims and other administrative services to insurance carrier partners. As an MGA, Arrowhead has the authority to underwrite, bind insurance carriers, issue policies, collect premiums and provide administrative and claims services.
Below are brief descriptions of the Arrowhead Programs:
Architects and Engineering: operating as Arrowhead Design Insurance (“ADI”), is a leading writer of professional liability insurance for architects, engineers and environmental consultants. ADI is a national program writing in all 50 states and the District of Columbia.

Automotive Aftermarket: launched in 2012, writes commercial package insurance for non-dealership automotive services such as auto recyclers, brake shops, equipment dealers, mechanical repair shops, oil and lube shops, parts retailers and wholesalers, tire retailers and wholesalers and transmission mechanics.

Commercial: is a program that offers three distinct products to commercial operations, primarily in California: commercial auto, commercial package and general liability.
Earthquake and DIC: is a Differences-in-Conditions (“DIC”) Program, writing notably earthquake and flood insurance coverages to commercial property owners. The Earthquake and DIC program writes insurance on both a primary and excess layer basis.
Marine: is a national program manager and wholesale producer of marine insurance products including yachts and high performance boats, small boats, commercial marine and marine artisan contractors.

OnPoint: is an MGA with underwriting programs for tribal nations, manufactured housing, contractors’ equipment and various affinity programs. The largest program is the tribal business, which provides tailored risk management and insurance solutions for U.S. tribal nations.

Personal Property: provides a variety of coverages for homeowners and renters in numerous states.
Real Estate Errors & Omissions: writes errors and omissions insurance for small to medium-sized residential real estate agents and brokers in California. Coverage includes real estate brokerage, property management, escrow, appraisal, leasing and consulting services.

Residential Earthquake: specializes in monoline residential earthquake coverage for California home and condominium owners.
Wheels: provides private passenger automobile and motorcycle coverage for a range of drivers. Arrowhead’s auto program offers two personal auto coverage types: one traditional non-standard auto product offering minimum state required liability limits and another targeting full coverage, multi-vehicle risks. The auto product is written in several states including California, Georgia, Michigan, and Alabama.

Workers’ Compensation: provides workers’ compensation insurance coverage primarily for California-based insureds. Arrowhead’s workers’ compensation program targets industry segments such as agriculture, contractors, food services, horticulture and manufacturing.

Commercial Programs. Commercial Programs markets products and services to specific industries, trade groups, and market niches. Most of these products and services are marketed and sold primarily through independent agents, including certain of our retail offices. However, a number of these products and services are also marketed and sold directly to insured customers. Under agency agreements with the insurance companies that underwrite these programs, we often have authority to bind coverages (subject to established guidelines), to bill and collect premiums and, in some cases, to adjust claims.
Below are brief descriptions of the Commercial Programs:
AFC Insurance, Inc.: (“AFC”)(“Humanity Plus Program”) is a Program Administrator specializing in niche property & casualty products for a wide range of for-profit and nonprofit human & social service organizations. Eligible risks include addiction treatment centers, adult day care centers, group homes, services for the developmentally disabled and more. AFC’s nationwide comprehensive program offers all lines of coverage. AFC also has a separate program for independent pizza/deli restaurants.
American Specialty Insurance & Risk Services, Inc.: provides insurance and risk management services for customers in professional sports, motor sports, amateur sports, and the entertainment industry.

Fabricare: Irving Weber Associates, Inc. (“IWA”) has specialized in this niche since 1946, providing package insurance including workers’ compensation to dry cleaners, linen supply and uniform rental operations. IWA also offers insurance programs for independent grocery stores and restaurants.

Florida Intracoastal Underwriters, Limited Company: (“FIU”) is a MGA that specializes in providing insurance coverage for coastal and inland high-value condominiums and apartments. FIU has developed a specialty insurance facility to support the underwriting activities associated with these risks.

Parcel Insurance Plan®: is a specialty insurance agency providing insurance coverage to commercial and private shippers for small packages and parcels with insured values of less than $25,000 each.
Proctor Financial, Inc.: (“Proctor”) provides insurance programs and compliance solutions for financial institutions that service mortgage loans. Proctor’s products include lender-placed hazard and flood insurance, full insurance outsourcing, mortgage impairment, and blanket equity insurance. Proctor acts as a wholesaler and writes surplus lines property business for its financial institution customers. Proctor receives payments for insurance compliance tracking as well as commissions on lender-placed insurance.

Railroad Protector Plan®: (“RRPP®”) provides insurance products for contractors, manufacturers and wholesalers supporting the railroad industry (not the railroads) in 47 states. The RRPP insurance coverages include general liability, property, commercial auto, umbrella and inland marine.

Towing Operators Protector Plan®: (“TOPP®”) serves 21 states providing insurance coverage including general liability, commercial auto, garage keeper’s legal liability, property and motor truck cargo coverage.

Wright Specialty Insurance Agency, LLC: provides insurance products for specialty programs such as food, grocery, K-12 education, and franchise programs that are offered throughout the U.S.
Public Entity-Related Programs. Public Entity-Related Programs administers various insurance trusts specifically created for cities, counties, municipalities, school boards, special taxing districts and quasi-governmental agencies. These insurance coverages can range from providing fully insured programs to establishing risk retention insurance pools to excess and facultative specific coverages.
Below are brief descriptions of the Public Entity-Related Programs:

Public Risk Underwriters of Indiana, LLC: doing business as Downey Insurance is a program administrator of insurance trusts offering tailored property and casualty insurance products, risk management consulting, third-party administration and related services designed for cities, counties, municipalities, schools, special taxing districts, and other public entities in the State of Indiana.

Public Risk Underwriters of The Northwest, Inc.: doing business as Canfield & Associates is a program administrator of insurance trusts offering tailored property and casualty insurance products, risk management consulting, third-party administration and related services designed for cities, counties, municipalities, school boards and non-profit organizations in the State of Washington.
Public Risk Underwriters of Illinois, LLC: doing business as Ideal Insurance Agency is a program administrator offering tailored property and casualty insurance products, risk management consulting, third-party administration and related services designed for municipalities, schools, fire districts and other public entities in the State of Illinois.

Public Risk Underwriters of New Jersey, Inc.: provides administrative services and insurance procurement for the Statewide Insurance Fund (“Statewide”). Statewide is a municipal joint insurance fund comprising coverages for counties, municipalities, utility authorities, community colleges and emergency services entities in New Jersey.

Public Risk Underwriters of Florida, Inc.: is the program administrator for the Preferred Governmental Insurance Trust offering tailored property and casualty insurance products, risk management consulting, third-party administration and related services designed for cities, counties, municipalities, schools, special taxing districts and other public entities in the State of Florida.

Wright Risk Management Company, LLC: is a program administrator for the New York Schools Insurance Reciprocal and the New York Municipal Insurance Reciprocal offering tailored property and casualty insurance products, risk management consulting, third-party administration and related services designed for cities, counties, municipalities, schools, special taxing districts and other public entities in the State of New York.

National Flood Program. Wright operates a flood insurance carrier, WNFIC, which is a Wright subsidiary. WNFIC’s entire business consists of policies written pursuant to the NFIP, the program administered by FEMA and excess flood insurance policies, which are fully reinsured, thereby substantially eliminating WNFIC’s exposure to underwriting risk, given that these policies are backed by either FEMA or a reinsurance carrier with an AM Best Company rating of “A” or better.

Wholesale Brokerage Segment
At December 31, 2015, our Wholesale Brokerage Segment employed 1,013 people. Our Wholesale Brokerage Segment markets and sells excess and surplus commercial insurance products and services to retail insurance agencies (including our retail offices). The Wholesale Brokerage Segment offices represent various U.S. and U.K. surplus lines insurance companies. Additionally, certain offices are also Lloyd’s of London correspondents. The Wholesale Brokerage Segment also represents admitted insurance companies for purposes of affording access to such companies for smaller agencies that otherwise do not have access to large insurance company representation. Excess and surplus insurance products encompass many insurance coverages, including personal lines, homeowners, yachts, jewelry, commercial property and casualty, commercial automobile, garage, restaurant, builder’s risk and inland marine lines. Difficult-to-insure general liability and products liability coverages are a specialty, as is excess workers’ compensation coverage. Wholesale brokers solicit business through mailings and direct contact with retail agency representatives. During 2015, commissions and fees from our largest Wholesale Brokerage Segment customer represented approximately 0.9% of the Wholesale Brokerage Segment’s total commissions and fees revenue.
Services Segment
At December 31, 2015, our Services Segment employed 838 people and provided a wide-range of insurance-related services.
Below are brief descriptions of the businesses within the Services Segment.

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

American Claims Management (“ACM”) provides third-party administration (“TPA”) services to both the commercial and personal property and casualty insurance markets on a nationwide basis, and provides claims adjusting, administration, subrogation, litigation and data management services to insurance companies, self-insureds, public municipalities, insurance brokers and corporate entities. ACM services also include managed care, claim investigations, field adjusting and audit services. Approximately 70% of ACM’s 2015 net revenues were derived from the various Arrowhead programs in our National Programs Segment, with the remainder generated from third parties.

Colonial Claims provides insurance claims adjusting and related services, including education and training services, throughout the United States. Colonial Claims handles property and casualty insurers’ multi-line and catastrophic claims needs, including auto, earthquake, flood, hail, homeowners and wind claims. Colonial Claims’ adjusters are approved by the National Flood Insurance Program and are certified in each classification of loss, which includes dwelling, mobile home, condominium association, commercial and large losses. The Colonial Claims business was divested in the fourth quarter of 2015.

ICA provides comprehensive claims management solutions for both personal and commercial lines of insurance. ICA is a national service provider for daily claims, vendor management, TPA operations and staff augmentation. ICA offers training and educational opportunities to independent adjusters nationwide in ICA’s regional training facilities. Additional claims services offered by ICA include first notice of loss, fast track, field appraisals, quality control and consulting.

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

Preferred Governmental Claims Solutions (“PGCS”) provides TPA services for government entities and self-funded or fully-insured workers’ compensation and liability plans and trusts. PGCS’ services include claims administration and a dedicated subrogation recovery department.

USIS provides TPA services for insurance entities and self-funded or fully-insured workers’ compensation and liability plans. USIS’ services include claims administration, cost containment consulting, services for secondary disability and subrogation recoveries, and risk management services such as loss control. USIS’ services also include certified and non-certified medical management programs, access to medical networks, case management, and utilization review services certified by URAC, formerly the Utilization Review Accreditation Commission.
In 2015, our three largest contracts represented approximately 21.0% of fees revenues in our Services Segment.
Employees
At December 31, 2015, the Company had 7,807 full-time equivalent employees. We have agreements with our sales employees and certain other employees that include provisions: (1) protecting our confidential information and trade secrets; (2) restricting their ability post-employment to solicit the business of our customers; and (3) preventing the hiring of our employees for a period of time after separation from employment with us. The enforceability of such agreements varies from state to state depending upon applicable law and factual circumstances. The majority of our employment relationships are at-will and terminable by either party at any time; however, the covenants regarding confidential information and non-solicitation of our customers and employees generally extend for a period of at least two years after cessation of employment.
None of our employees are represented by a labor union, and we consider our relations with our employees to be satisfactory.
Competition
The insurance intermediary business is highly competitive, and numerous firms actively compete with us for customers and insurance markets. Competition in the insurance business is largely based on innovation, terms and condition of coverage, quality of service and price. A number of firms and banks with substantially greater resources and market presence compete with us.
A number of insurance companies directly sell insurance, primarily to individuals, and do not pay commissions to third-party agents and brokers. In addition, the Internet continues to be a source for direct placement of personal lines business. While it is difficult to quantify the impact on our business from individuals purchasing insurance over the Internet, we believe this risk would generally be isolated to personal lines customers with single-line coverage, which represent a small portion of our overall Retail Segment.
Regulation, Licensing and Agency Contracts
We and/or our designated employees must be licensed to act as agents, brokers, intermediaries or third-party administrators by state regulatory authorities in the locations in which we conduct business. Regulations and licensing laws vary by individual state and international location and are often complex.
The applicable licensing laws and regulations in all states and international jurisdictions are subject to amendment or reinterpretation by regulatory authorities, and such authorities are vested in most cases with relatively broad discretion as to the granting, revocation, suspension and renewal of licenses. The possibility exists that we and/or our employees could be excluded or temporarily suspended from carrying on some or all of our activities in, or could otherwise be subjected to penalties by a particular jurisdiction.
Available Information
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and its rules and regulations. The Exchange Act requires us to file reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). We make available free of charge on our website, at www.bbinsurance.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act and the rules promulgated thereunder, as soon as reasonably practicable after electronically filing or furnishing such material to the SEC. These documents are posted on our website at www.bbinsurance.com and may be accessed by selecting the “Investor Relations” link and then the “SEC Filings” link.
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
The charters of the Audit, Compensation and Nominating/Governance Committees of our Board of Directors as well as our Corporate Governance Principles, Code of Business Conduct and Ethics and Code of Ethics-CEO and Senior Financial Officers (including any amendments to, or waivers of any provision of any of these charters, principles or codes) are also available on our website or upon request. Requests for copies of any of these documents should be directed in writing to: Corporate Secretary, Brown & Brown, Inc., 220 South Ridgewood Avenue, Daytona Beach, Florida 32114, or by telephone to (386)-252-9601.
ITEM 1A. Risk Factors.
Our business, financial condition, results of operations and cash flows are subject to, and could be materially adversely affected by, various risks and uncertainties, including, without limitation, those set forth below, any one of which could cause our actual results to vary materially from recent results or our anticipated future results.

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
OUR GROWTH STRATEGY PARTIALLY DEPENDS ON THE ACQUISITION OF OTHER INSURANCE INTERMEDIARIES, WHICH MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS IN THE FUTURE AND WHICH, IF CONSUMMATED, MAY NOT BE ADVANTAGEOUS TO US.
Our growth strategy partially includes the acquisition of other insurance intermediaries. Our ability to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into our operations, and expand into new markets requires us to implement and improve our operations and our financial and management information systems. Integrated, acquired businesses may not achieve levels of revenues or profitability comparable to our existing operations, or otherwise perform as expected. In addition, we compete for acquisition and expansion opportunities with firms and banks that have substantially greater resources than we do. Acquisitions also involve a number of special risks, such as: diversion of management’s attention; difficulties in the integration of acquired operations and retention of personnel; increase in expenses and working capital requirements, which could reduce our return on invested capital; entry into unfamiliar markets; unanticipated problems or legal liabilities; estimation of the acquisition earn-out payables; and tax and accounting issues, some or all of which could have a material adverse effect on the results of our operations, financial condition and cash flows. Post-acquisition deterioration of targets could also result in lower or negative earnings contribution and/or goodwill impairment charges.
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
BECAUSE OUR BUSINESS IS HIGHLY CONCENTRATED IN CALIFORNIA, FLORIDA, GEORGIA, ILLINOIS, INDIANA, KANSAS, KENTUCKY, MASSACHUSETTS, MICHIGAN, NEW JERSEY, NEW YORK, NORTH CAROLINA, OREGON, PENNSYLVANIA, TEXAS, VIRGINIA AND WASHINGTON, ADVERSE ECONOMIC CONDITIONS, NATURAL DISASTERS, OR REGULATORY CHANGES IN THESE STATES COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.
A significant portion of our business is concentrated in California, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky Massachusetts, Michigan, New Jersey, New York, North Carolina, Oregon, Pennsylvania, Texas, Virginia and Washington. For the years ended December 31, 2015, 2014 and 2013, we derived $1,468.7 million or 88.4%, $1,386.2 million or 88.0% and $1,182.2 million or 86.7%, of our revenues, respectively, from our operations located in these states. We believe the current regulatory environment for insurance intermediaries in these states is no more restrictive than in other states. The insurance business is primarily a state-regulated industry, and therefore, state legislatures may enact laws that adversely affect the insurance industry. Because our business is concentrated in the states identified above, we face greater exposure to unfavorable changes in regulatory conditions in those states than insurance intermediaries whose operations are more diversified through a greater number of states. In addition, the occurrence of adverse economic conditions, natural or other disasters, or other circumstances specific to or otherwise significantly impacting these states could adversely affect our financial condition, results of operations and cash flows. We are susceptible to losses and interruptions caused by hurricanes (particularly in Florida, where our headquarters and several offices are located), earthquakes (including California, where we maintain a number of offices), power shortages, telecommunications failures, water shortages, floods, fire, extreme weather conditions, geopolitical events such as terrorist acts and other natural or man-made disasters. Our insurance coverage with respect to natural disasters is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate, or may not continue to be available at commercially reasonable rates and terms.
WE DERIVE A SIGNIFICANT PORTION OF OUR COMMISSION REVENUES FROM A LIMITED NUMBER OF INSURANCE COMPANIES, THE LOSS OF WHICH COULD RESULT IN ADDITIONAL EXPENSE AND LOSS OF MARKET SHARE.
For the year ended December 31, 2015, no insurance company accounted for more than 7.3% of our total core commissions. For the years ended December 31, 2014 and 2013, approximately 7.0% and 8.0% respectively, of our total core commissions was derived from insurance policies underwritten by one insurance company. Should this insurance company seek to terminate its arrangements with us, we believe that other insurance companies are available to underwrite the business, and we could likely move our business to one of these other insurance companies, although some additional expense and loss of market share could possibly result.

OUR CURRENT MARKET SHARE MAY DECREASE AS A RESULT OF INCREASED COMPETITION FROM INSURANCE COMPANIES, TECHNOLOGY COMPANIES AND THE FINANCIAL SERVICES INDUSTRY.
The insurance intermediary business is highly competitive and we actively compete with numerous firms for customers and insurance companies, many of which have relationships with insurance companies or have a significant presence in niche insurance markets that may give them an advantage over us. Other competitive concerns may include the quality of our products and services, our pricing and the ability of some of our customers to self-insure and the entrance of technology companies into the insurance intermediary business. A number of insurance companies are engaged in the direct sale of insurance, primarily to individuals, and do not pay commissions to agents and brokers. In addition, and to the extent that banks, securities firms and insurance companies affiliate, the financial services industry may experience further consolidation, and we therefore may experience increased competition from insurance companies and the financial services industry, as a growing number of larger financial institutions increasingly, and aggressively, offer a wider variety of financial services, including insurance intermediary services.
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
Profit-sharing contingent commissions are special revenue-sharing commissions paid by insurance companies based upon the profitability, volume and/or growth of the business placed with such companies during the prior year. These commissions generally have been in the range of 3.0% to 5.0% of our previous year’s total annual revenues over the last three years. Due to, among other things, potentially poor macroeconomic conditions, the inherent uncertainty of loss in our industry and changes in underwriting criteria due in part to the high loss ratios experienced by insurance companies, we cannot predict the payment of these profit-sharing contingent commissions. Further, we have no control over the ability of insurance companies to estimate loss reserves, which affects our ability to make profit-sharing calculations. Override commissions are paid by insurance companies based on the volume of business that we place with them and are generally paid over the course of the year. Because profit-sharing contingent commissions and override commissions materially affect our revenues, any decrease in their payment to us could adversely affect the results of our operations, profitability and our financial condition.
CONSOLIDATION IN THE INDUSTRIES THAT WE SERVE COULD ADVERSELY AFFECT OUR BUSINESS.
Companies that we serve may seek to achieve economies of scale and other synergies by combining with or acquiring other companies. If two or more of our current customers merge or consolidate and combine their operations, it may decrease the overall amount of work that we perform for these customers. If one of our current customers merges or consolidates with a company that relies on another provider for its services, we may lose work from that customer or lose the opportunity to gain additional work. The increased market power of larger companies could also increase pricing and competitive pressures on us. Likewise, larger companies may establish internal risk management functions lessening the services they seek from us. Any of these possible results of industry consolidation could adversely affect our business.
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
WE COMPETE IN A HIGHLY-REGULATED INDUSTRY, WHICH MAY RESULT IN INCREASED EXPENSES OR RESTRICTIONS ON OUR OPERATIONS.
We conduct business in all states and are subject to comprehensive regulation and supervision by government agencies in the states in which we do business. The primary purpose of such regulation and supervision is to provide safeguards for policyholders rather than to protect the interests of our stockholders. As a result, such regulation and supervision could reduce our profitability or growth by increasing compliance costs, restricting the products or services we may sell, the markets we may enter, the methods by which we may sell our products and services, or the prices we may charge for our services and the form of compensation we may accept from our clients, carriers and third parties. The laws of the various state jurisdictions establish supervisory agencies with broad administrative powers with respect to, among other things, licensing of entities to transact business, licensing of agents, admittance of assets, regulating premium rates, approving policy forms, regulating unfair trade and claims practices, establishing reserve requirements and solvency standards, requiring participation in guarantee funds and shared market mechanisms, and restricting payment of dividends. Also, in response to perceived excessive cost or inadequacy of available insurance, states have from time to time created state insurance funds and assigned risk pools, which compete directly, on a subsidized basis, with private insurance providers. We act as agents and brokers for such state insurance funds and assigned risk pools in California and New York as well as certain other states. These state funds and pools could choose to reduce the sales or brokerage commissions we receive. Any such reductions, in a state in which we have substantial operations could affect the profitability of our operations in such state, or cause us to change our marketing focus. Further, state insurance regulators and the National Association of Insurance Commissioners continually re-examine existing laws and regulations, and such re-examination may result in the enactment of insurance-related laws and regulations, or the issuance of interpretations thereof, that adversely affect our business. Although we believe that we are in compliance in all material respects with applicable local, state and federal laws, rules and regulations, there can be no assurance that more restrictive laws, rules, regulations or interpretations thereof, will not be adopted in the future that could make compliance more difficult or expensive. Specifically, recently adopted federal financial services modernization legislation could lead to additional federal regulation of the insurance industry in the coming years, which could result in increased expenses or restrictions on our operations.
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

From time to time new regulations are enacted, or existing requirements are changed, and it is difficult to anticipate how such regulations and changes will be implemented and enforced. We continue to evaluate the necessary steps for compliance with regulations as they are enacted. Legislative developments that could adversely affect us include: changes in our business compensation model as a result of regulatory developments (for example, the 2010 Affordable Care Act); and federal and state governments establishing programs to provide health insurance or, in certain cases, property insurance in catastrophe-prone areas or other alternative market types of coverage, that compete with, or completely replace, insurance products offered by insurance carriers. Also, as climate change issues become more prevalent, the U.S. and foreign governments are beginning to respond to these issues. This increasing governmental focus on climate change may result in new environmental regulations that may negatively affect us and our customers. This could cause us to incur additional direct costs in complying with any new environmental regulations, as well as increased indirect costs resulting from our customers incurring additional compliance costs that get passed on to us. These costs may adversely impact our operations and financial condition.
HEALTHCARE REFORM AND INCREASED COSTS OF CURRENT EMPLOYEES’ MEDICAL AND OTHER BENEFITS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.
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
In addition, we believe that increased healthcare costs resulting from the 2010 Affordable Care Act could have a material adverse impact on our business, cash flows, financial condition or results of operations.
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
We are subject to various actual and potential claims, lawsuits and other proceedings relating principally to alleged errors and omissions in connection with the placement or servicing of insurance and/or the provision of services in the ordinary course of business. Because we often assist customers with matters involving substantial amounts of money, including the placement of insurance and the handling of related claims that customers may assert, errors and omissions claims against us may arise alleging potential liability for all or part of the amounts in question. Also, the failure of an insurer with whom we place business could result in errors and omissions claims against us by our clients, which could adversely affect our results of operations and financial condition. Claimants may seek large damage awards, and these claims may involve potentially significant legal costs, including punitive damages. Such claims, lawsuits and other proceedings could, for example, include claims for damages based on allegations that our employees or sub-agents failed to procure coverage, report claims on behalf of customers, provide insurance companies with complete and accurate information relating to the risks being insured or appropriately apply funds that we hold for our customers on a fiduciary basis. In addition, given the long-tail nature of professional liability claims, errors and omissions matters can relate to matters dating back many years. Where appropriate, we have established provisions against these potential matters that we believe to be adequate in the light of current information and legal advice, and we adjust such provisions from time to time according to developments.
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
The credit agreements that govern our debt contain various covenants and other limitations with which we must comply. At December 31, 2015, we were in compliance with the financial covenants and other limitations contained in each of these agreements. However, failure to comply with material provisions of our covenants in these agreements or other credit or similar agreements to which we may become a party could result in a default, rendering them unavailable to us and causing a material adverse effect on our liquidity, results of operations and financial condition. In the event of certain defaults, the lenders thereunder would not be required to lend any additional amounts to or purchase any additional notes from us and could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable. If the indebtedness under these agreements or our other indebtedness, were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.
CERTAIN OF OUR AGREEMENTS CONTAIN VARIOUS COVENANTS THAT LIMIT THE DISCRETION OF OUR MANAGEMENT IN OPERATING OUR BUSINESS AND COULD PREVENT US FROM ENGAGING IN CERTAIN POTENTIALLY BENEFICIAL ACTIVITIES.
The restrictive covenants in our debt agreements may impact how we operate our business and prevent us from engaging in certain potentially beneficial activities. In particular, among other covenants, our debt agreements require us to maintain a minimum ratio of Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization), adjusted for certain transaction-related items (“Consolidated EBITDA”), to consolidated interest expense and a maximum ratio of consolidated net indebtedness to Consolidated EBITDA. Our compliance with these covenants could limit management’s discretion in operating our business and could prevent us from engaging in certain potentially beneficial activities.
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
We have operations in the United Kingdom, Bermuda and the Cayman Islands. In the future, we intend to continue to consider additional international expansion opportunities. Our international operations may be subject to a number of risks, including:

•	Difficulties in staffing and managing foreign operations;

•
Less flexible employee relationships, which may make it difficult and expensive to terminate employees and which limits our ability to prohibit employees from competing with us after their employment ceases;

•	Political and economic instability (including acts of terrorism and outbreaks of war);

•	Coordinating our communications and logistics across geographic distances and multiple time zones;

•	Unexpected changes in regulatory requirements and laws;

•	Adverse trade policies, and adverse changes to any of the policies of either the U.S. or any of the foreign jurisdictions in which we operate;

•	Adverse changes in tax rates;

•	Variations in foreign currency exchange rates;

•	Legal or political constraints on our ability to maintain or increase prices;

•	Governmental restrictions on the transfer of funds to us from our operations outside the United States; and

•	Burdens of complying with a wide variety of labor practices and foreign laws, including those relating to export and import duties, environmental policies and privacy issues.

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
WE ARE EXPOSED TO INTANGIBLE ASSET RISK; SPECIFICALLY, OUR GOODWILL MAY BECOME IMPAIRED IN THE FUTURE.
As of the date of the filing of our Annual Report on Form 10-K for the 2015 fiscal year, we have $2,586.7 million of goodwill recorded on our Consolidated Balance Sheet. We perform a goodwill impairment test on an annual basis and whenever events or changes in circumstances indicate that the carrying value of our goodwill may not be recoverable from estimated future cash flows. We completed our most recent evaluation of impairment for goodwill as of November 30, 2015 and determined that the fair value of goodwill exceeded the carrying value of such assets. A significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate or slower growth rates could result in the need to perform an additional impairment analysis prior to the next annual goodwill impairment test. If we were to conclude that a future write-down of our goodwill is necessary, we would then record the appropriate charge, which could result in material charges that are adverse to our operating results and financial position. See Note 1-“Summary of Significant Accounting Policies” and Note 3-“Goodwill” to the Consolidated Financial Statements and “Management’s Report on Internal Control Over Financial Reporting.”
Additionally, the carrying value of amortizable intangible assets attributable to each business or asset group comprising Brown & Brown is periodically reviewed by management to determine if there are events or changes in circumstances that would indicate that its carrying amount may not be recoverable. Accordingly, if there are any such circumstances that occur during the year, we assess the carrying value of our amortizable intangible assets by considering the estimated future undiscounted cash flows generated by the corresponding business or asset group. Any impairment identified through this assessment may require that the carrying value of related amortizable intangible assets be adjusted; however, no impairments have been recorded for the years ended December 31, 2015, 2014 and 2013.
CURRENT U.S. ECONOMIC CONDITIONS AND THE SHIFT AWAY FROM TRADITIONAL INSURANCE MARKETS MAY CONTINUE TO ADVERSELY AFFECT OUR BUSINESS.
If economic conditions were to worsen, a number of negative effects on our business could result, including declines in values of insurable exposure units, declines in insurance premium rates, and the financial insolvency of insurance companies, or reduced ability to pay, of certain of our customers. Also, if general economic conditions are poor, some of our clients may cease operations completely or be acquired by other companies, which could have an adverse effect on our results of operations and financial condition. If these clients are affected by poor economic conditions but yet remain in existence, they may face liquidity problems or other financial difficulties which could result in delays or defaults in payments owed to us, which could have a significant adverse impact on our consolidated financial condition and results of operations. Any of these effects could decrease our net revenues and profitability.
In addition, there has been an increase in alternative insurance markets, such as self-insurance, captives, risk retention groups and non-insurance capital markets. While we compete in these segments on a fee-for-service basis, we cannot be certain that such alternative markets will provide the same level of insurance coverage or profitability as traditional insurance markets.
THERE ARE INHERENT UNCERTAINTIES INVOLVED IN ESTIMATES, JUDGMENTS AND ASSUMPTIONS USED IN THE PREPARATION OF FINANCIAL STATEMENTS IN ACCORDANCE WITH U.S. GAAP. ANY CHANGES IN ESTIMATES, JUDGMENTS AND ASSUMPTIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS.
The annual Consolidated Financial Statements and Condensed Consolidated Financial Statements included in the periodic reports we file with the SEC are prepared in accordance with U.S. GAAP. The preparation of financial statements in accordance with U.S. GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets (including intangible assets), liabilities and related reserves, revenues, expenses and income. Estimates, judgments and assumptions are inherently subject to change in the future, and any such changes could result in corresponding changes to the amounts of assets, liabilities, revenues, expenses and income, and could have a material adverse effect on our financial position, results of operations and cash flows.
RAPID TECHNOLOGICAL CHANGE IN OUR INDUSTRY MAY REQUIRE ADDITIONAL RESOURCES AND TIME TO ADEQUATELY RESPOND TO DYNAMICS, WHICH MAY ADVERSELY AFFECT OUR BUSINESS AND OPERATING RESULTS.
Frequent technological changes, new products and services and evolving industry standards are influencing the insurance business. The Internet, for example, is increasingly used to securely transmit benefits and related information to customers and to facilitate business-to-business information exchange and transactions. We believe that the development and implementation of new technologies may require us to make additional investments in the future. We have not determined, however, the amount of resources and the time that this development and implementation may require, which may result in short-term, unexpected interruptions or impacts to our business, or may result in a competitive disadvantage in price and/or efficiency, as we develop or implement new technologies.
OUR ABILITY TO CONDUCT BUSINESS WOULD BE NEGATIVELY IMPACTED IN THE EVENT OF AN INTERRUPTION IN INFORMATION TECHNOLOGY AND/OR DATA SECURITY AND/OR OUTSOURCING RELATIONSHIPS.
Our business relies on information systems to provide effective and efficient service to our customers, process claims, and timely and accurately report information to carriers. An interruption of our access to, or an inability to access, our information technology, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis. If sustained or repeated, such a business interruption, system failure or service denial could result in a deterioration of our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or perform other necessary business functions.
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
We are continuously taking steps to upgrade and expand our information systems capabilities. Maintaining, protecting and enhancing these capabilities to keep pace with evolving industry and regulatory standards, and changing customer preferences, requires an ongoing commitment of significant resources. If the information we rely upon to run our businesses was found to be inaccurate or unreliable or if we fail to maintain effectively our information systems and data integrity, we could experience operational disruptions, regulatory or other legal problems, increases in operating expenses, loss of existing customers, difficulty in attracting new customers, or suffer other adverse consequences.

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
CERTAIN OF OUR EXISTING STOCKHOLDERS HAVE SIGNIFICANT CONTROL OF THE COMPANY.
At December 31, 2015, our executive officers, directors and certain of their family members collectively beneficially owned approximately 17.3% of our outstanding common stock, of which J. Hyatt Brown, our Chairman, and his son, J. Powell Brown, our President and Chief Executive Officer, beneficially owned approximately 16.2%. As a result, our executive officers, directors and certain of their family members have significant influence over (1) the election of our Board of Directors, (2) the approval or disapproval of any other matters requiring stockholder approval, and (3) our affairs and policies.

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
The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.
IF WE RECEIVE OTHER THAN AN UNQUALIFIED OPINION ON THE ADEQUACY OF OUR INTERNAL CONTROL OVER FINANCIAL REPORTING IN FUTURE YEAR-ENDS AS REQUIRED BY SECTION 404 OF SARBANES-OXLEY, INVESTORS COULD LOSE CONFIDENCE IN THE RELIABILITY OF OUR FINANCIAL STATEMENTS, WHICH COULD RESULT IN A DECREASE IN THE VALUE OF OUR SHARES.
As directed by Section 404 of Sarbanes-Oxley, the SEC adopted rules requiring public companies to include an annual report on internal control over financial reporting on Form 10-K that contains an assessment by management of the effectiveness of our internal control over financial reporting. We continuously conduct a rigorous review of our internal controls over financial reporting in order to assure compliance with the Section 404 requirements. However, if our independent auditors interpret the Section 404 requirements and the related rules and regulations differently than we do, or if our independent auditors are not satisfied with our internal control over financial reporting or with the level at which it is documented, operated or reviewed, they may issue a report other than an unqualified opinion. A report other than an unqualified opinion could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.
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

ITEM 1B. Unresolved Staff Comments.
None.
ITEM 2. Properties.
We lease our executive offices, which are located at 220 South Ridgewood Avenue, Daytona Beach, Florida 32114. We lease offices at each of our 239 locations. We own an airplane hangar in Daytona Beach, Florida, which sits upon land leased from Volusia County, Florida. There are no outstanding mortgages on this owned property. Our operating leases expire on various dates. These leases generally contain renewal options and rent escalation clauses based on increases in the lessors’ operating expenses and other charges. We expect that most leases will be renewed or replaced upon expiration. We believe that our facilities are suitable and adequate for present purposes, and that the productive capacity in such facilities is substantially being utilized. From time to time, we may have unused space and seek to sublet such space to third parties, depending on the demand for office space in the locations involved. In the future, we may need to purchase, build or lease additional facilities to meet the requirements projected in our long-term business plan. See Note 13 to the Consolidated Financial Statements for additional information on our lease commitments.
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

	High	Low	Cash Dividends Per Common Share
2014
First Quarter	$32.88	$27.77	$0.10
Second Quarter	$31.29	$28.27	$0.10
Third Quarter	$33.46	$30.02	$0.10
Fourth Quarter	$33.40	$30.96	$0.11
2015
First Quarter	$33.34	$30.47	$0.11
Second Quarter	$33.81	$31.50	$0.11
Third Quarter	$34.59	$29.67	$0.11
Fourth Quarter	$33.09	$30.39	$0.12
On February 22, 2016, there were 138,616,818 shares of our common stock outstanding, held by approximately 1,119 shareholders of record.
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
 Equity Compensation Plan Information
The following table sets forth information as of December 31, 2015, with respect to compensation plans under which the Company’s equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)(1)	Weighted-average exercise price of outstanding options, warrants and rights(b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)(3)
Equity compensation plans approved by shareholders:
Brown & Brown, Inc. 2000 Incentive Stock Option Plan	269,589	$18.48	—
Brown & Brown, Inc. 2010 Stock Incentive Plan	N/A	N/A	2,793,832
Brown & Brown, Inc. 1990 Employee Stock Purchase Plan	N/A	N/A	5,194,928
Brown & Brown, Inc. Performance Stock Plan	N/A	N/A	—
Total	269,589	$18.48	7,988,760
Equity compensation plans not approved by shareholders	—	—	—

(1)
In addition to the number of securities listed in this column, 2,724,208 shares are issuable upon the vesting of restricted stock granted under the Brown & Brown, Inc. Performance Stock Plan and the Brown & Brown, Inc. 2010 Stock Incentive Plan, which represents the maximum number of shares that can vest based on the achievement of certain performance criteria.

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

Sales of Unregistered Securities
We did not sell any unregistered securities during 2015.
Issuer Purchases of Equity Securities
On July 18, 2014, the Company’s Board of Directors approved a common stock repurchase plan to authorize the repurchase of up to $200.0 million worth of shares of the Company’s common stock during the period running from the July 18, 2014 approval date to December 31, 2015. As of December 31, 2014, we had repurchased $50.0 million worth of shares of our common stock under the repurchase authorization.
On March 5, 2015, the Company entered into an ASR with an investment bank to purchase an aggregate $100.0 million of the Company’s common stock. As part of the ASR, the Company received an initial delivery of 2,667,992 shares of the Company’s common stock with a fair market value of approximately $85.0 million. On August 6, 2015, the Company was notified by its investment bank that the March 5, 2015 ASR agreement between the Company and the investment bank had been completed in accordance with the terms of the agreement. The investment bank delivered to the Company an additional 391,637 shares of the Company’s common stock for a total of 3,059,629 shares repurchased under the agreement. The delivery of the remaining 391,637 shares occurred on August 11, 2015. At the conclusion of this contract the Company had authorization for $50.0 million of share repurchases under the original Board authorization.
On July 20, 2015, the Company’s Board of Directors authorized the repurchase of up to an additional $400.0 million of the Company’s outstanding common stock, bringing the total available authorization to $450.0 million.
On November 11, 2015, the Company entered into a another ASR with an investment bank to purchase an aggregate $75 million of the Company’s common stock. The Company received an initial delivery of 1,985,981 shares of the Company’s common stock with a fair market value of approximately $63.75 million. On January 6, 2016 this agreement was completed by the investment bank with the delivery of 363,209 shares of the Company’s common stock. After completion of this third ASR, and as of December 31, 2015, the Company has approval to repurchase up to $375.0 million, in the aggregate, of the Company’s outstanding common stock.
The following table presents information with respect to our purchases of our common stock during the three months ended December 31, 2015.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2015 to October 31, 2015	2,711	$30.74	—	$450,000,000
November 1, 2015 to November 30, 2015	2,028,950	32.10	1,985,981	375,000,000
December 1, 2015 to December 31, 2015	3,496	31.79	—	375,000,000
Total	2,035,157	$32.10	1,985,981	$375,000,000

(1)
With the exception of the 1,985,981 shares purchased in November 2015 as part of the initial share delivery of an accelerated share repurchase program, all of the shares reported above are attributable to shares withheld for employees’ payroll taxes and withholding taxes pertaining to the vesting of restricted shares awarded under our Performance Stock Plan and Incentive Stock Option Plan.

Performance Graph
The following graph is a comparison of five-year cumulative total stockholder returns for our common stock as compared with the cumulative total stockholder return for the NYSE Composite Index, and a group of peer insurance broker and agency companies (Aon plc, Arthur J. Gallagher & Co, Marsh & McLennan Companies, and Willis Towers Watson Public Limited Company). The returns of each company have been weighted according to such companies’ respective stock market capitalizations as of December 31, 2010 for the purposes of arriving at a peer group average. The total return calculations are based upon an assumed $100 investment on December 31, 2010, with all dividends reinvested.

	12/10	12/11	12/12	12/13	12/14	12/15
Brown & Brown, Inc.	100.00	95.89	109.34	136.39	144.78	143.21
NYSE Composite	100.00	96.52	112.00	141.19	150.78	144.91
Peer Group	100.00	114.10	122.00	174.63	193.51	191.50

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Brown & Brown, Inc., the NYSE Composite Index, and a Peer Group

$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
12/10
12/11
12/12
12/13
12/14
12/15
Brown & Brown, Inc.
NYSE Composite
Peer Group

*$100 invested on 12/31/10 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

ITEM 6. Selected Financial Data.
The following selected Consolidated Financial Data for each of the five fiscal years in the period ended December 31, have been derived from our Consolidated Financial Statements. Such data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this Annual Report and with our Consolidated Financial Statements and related Notes thereto in Item 8 of Part II of this Annual Report.

(in thousands, except per share data, number of employees and percentages	Year Ended December 31
	2015	2014	2013	2012		2011
REVENUES
Commissions and fees	$1,656,951	$1,567,460	$1,355,503	$1,189,081		$1,005,962
Investment income	1,004	747	638	797		1,267
Other income, net	2,554	7,589	7,138	10,154		6,313
Total revenues	1,660,509	1,575,796	1,363,279	1,200,032		1,013,542
EXPENSES
Employee compensation and benefits	841,439	791,749	683,000	608,506		508,675
Non-cash stock-based compensation	15,513	19,363	22,603	15,865		11,194
Other operating expenses	251,055	235,328	195,677	174,389		144,079
Loss/(gain) on disposal	(619)	47,425	—	—		—
Amortization	87,421	82,941	67,932	63,573		54,755
Depreciation	20,890	20,895	17,485	15,373		12,392
Interest	39,248	28,408	16,440	16,097		14,132
Change in estimated acquisition earn-out payables	3,003	9,938	2,533	1,418		(2,206)
Total expenses	1,257,950	1,236,047	1,005,670	895,221		743,021
Income before income taxes	402,559	339,749	357,609	304,811		270,521
Income taxes	159,241	132,853	140,497	120,766		106,526
Net income	$243,318	$206,896	$217,112	$184,045		$163,995
EARNINGS PER SHARE INFORMATION
Net income per share - diluted	$1.70	$1.41	$1.48	$1.26		$1.13
Weighted average number of shares outstanding - diluted	140,112	142,891	142,624	142,010		140,264
Dividends declared per share	$0.45	$0.41	$0.37	$0.35		$0.33
YEAR-END FINANCIAL POSITION
Total assets	$5,012,739	$4,956,458	$3,649,508	$3,128,058		$2,607,011
Long-term debt(1)	$1,079,878	$1,152,846	$380,000	$450,000		$250,033
Total shareholders’ equity	$2,149,776	$2,113,745	$2,007,141	$1,807,333		$1,643,963
Total shares outstanding at year-end	138,985	143,486	145,419	143,878		143,352
OTHER INFORMATION
Number of full-time equivalent employees at year-end	7,807	7,591	6,992	6,438		5,557
Total revenues per average number of employees(2)	$215,679	$216,114	$203,020	$191,729	(3)	$186,949
Stock price at year-end	$32.10	$32.91	$31.39	$25.46		$22.63
Stock price earnings multiple at year-end(4)	18.9	23.3	21.2	20.2		20.0
Return on beginning shareholders’ equity(5)	12%	10%	12%	11%		11%

(1)	Please refer to Part I, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 8 “Long-Term Debt” for more details.

(2)	Represents total revenues divided by the average of the number of full-time equivalent employees at the beginning of the year and the number of full-time equivalent employees at the end of the year.

(3)
Of the 881 increase in the number of full-time equivalent employees from 2011 to 2012, 523 employees related to the January 9, 2012 acquisition of Arrowhead, and therefore, are considered to be full-time equivalent as of January 1, 2012. Thus, the average number of full-time equivalent employees for 2012 is considered to be 6,259.

(4)	Stock price at year-end divided by net income per share diluted.

(5)	Represents net income divided by total shareholders’ equity as of the beginning of the year.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
The following discussion should be read in conjunction with our Consolidated Financial Statements and the related Notes to those Financial Statements included elsewhere in this Annual Report on Form 10-K. In addition, please see “Information Regarding Non-GAAP Measures” below, regarding important information on non-GAAP financial measures contained in our discussion and analysis.
We are a diversified insurance agency, wholesale brokerage, insurance programs and services organization headquartered in Daytona Beach, Florida. As an insurance intermediary, our principal sources of revenue are commissions paid by insurance companies and, to a lesser extent, fees paid directly by customers. Commission revenues generally represent a percentage of the premium paid by an insured and are affected by fluctuations in both premium rate levels charged by insurance companies and the insureds’ underlying “insurable exposure units,” which are units that insurance companies use to measure or express insurance exposed to risk (such as property values, or sales and payroll levels) to determine what premium to charge the insured. Insurance companies establish these premium rates based upon many factors, including loss experience, risk profile, and reinsurance rates paid by such insurance companies, none of which we control.
We have increased revenues every year from 1993 to 2015, with the exception of 2009, when our revenues dropped 1.0%. Our revenues grew from $95.6 million in 1993 to $1.7 billion in 2015, reflecting a compound annual growth rate of 13.9%. In the same 22-year period, we increased net income from $8.1 million to $243.3 million in 2015, a compound annual growth rate of 16.7%.
The volume of business from new and existing customers, fluctuations in insurable exposure units, changes in premium rate levels, and changes in general economic and competitive conditions all affect our revenues. For example, level rates of inflation or a general decline in economic activity could limit increases in the values of insurable exposure units. Conversely, the increasing costs of litigation settlements and awards have caused some customers to seek higher levels of insurance coverage. Historically, our revenues have typically grown as a result of our focus on net new business growth and acquisitions. We foster a strong, decentralized sales and service culture with the goal of consistent, sustained growth over the long-term.
The term “core commissions and fees” excludes profit-sharing contingent commissions and guaranteed supplemental commissions, and therefore represents the revenues earned directly from specific insurance policies sold, and specific fee-based services rendered. The term “core organic commissions and fees” is our core commissions and fees less (i) the core commissions and fees earned for the first twelve months by newly-acquired operations and (ii) divested business (core commissions and fees generated from offices, books of business or niches sold or terminated during the comparable period). “Core organic commissions and fees”, a non-GAAP measure, are reported in this manner in order to express the current year’s core commissions and fees on a comparable basis with the prior year’s core commissions and fees. The resulting net change reflects the aggregate changes attributable to (i) net new and lost accounts, (ii) net changes in our clients’ exposure units, and (iii) net changes in insurance premium rates or the commission rate paid to us by our carrier partners.
We also earn “profit-sharing contingent commissions,” which are profit-sharing commissions based primarily on underwriting results, but which may also reflect considerations for volume, growth and/or retention. These commissions are primarily received in the first and second quarters of each year, based on the aforementioned considerations for the prior year(s). Over the last three years, profit-sharing contingent commissions have averaged approximately 4.0% of the previous year’s total commissions and fees revenue. Profit-sharing contingent commissions are included in our total commissions and fees in the Consolidated Statement of Income in the year received.
Certain insurance companies offer guaranteed fixed-base agreements, referred to as “Guaranteed Supplemental Commissions” (“GSCs”) in lieu of profit-sharing contingent commissions. Since GSCs are not subject to the uncertainty of loss ratios, they are accrued throughout the year based on actual premiums written. For the twelve-month period ending December 31, 2015, we had earned $10.0 million of GSCs, of which $7.6 million remained accrued at December 31, 2015 as most of this will be collected in the first quarter of 2016. For the twelve-month periods ended December 31, 2015, 2014, and 2013, we earned $10.0 million, $9.9 million and $8.3 million, respectively, from GSCs.
Fee revenues relate to fees negotiated in lieu of commissions, which are recognized as services are rendered. Fee revenues have historically been generated primarily by: (1) our Services Segment, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare Set-aside services, Social Security disability and Medicare benefits advocacy services, and claims adjusting services, (2) our National Programs and Wholesale Brokerage Segments, which earn fees primarily for the issuance of insurance policies on behalf of insurance companies, and to a lesser extent (3) our Retail Segment in our large-account customer base. These services are provided over a period of time, typically one year. Fee revenues, on a consolidated basis, as a percentage of our total commissions and fees, represented 30.6% in 2015, 30.6% in 2014 and 26.6% in 2013.
Additionally, our profit-sharing contingent commissions and GSCs for the year ended December 31, 2015 decreased by $5.8 million over 2014 primarily as a result of increased loss ratios in our National Programs and Wholesale Brokerage Segment. Other income decreased by $5.0 million primarily as a result of a reduction in the gains on the sale of books of business when compared to 2014 and the change in where this activity is presented in the financial statements as described in the results of operations section below.

For the years ended December 31, 2015 and 2014, our consolidated internal revenue growth rate was 2.6% and 2.0% respectively. Additionally, each of our four segments recorded positive internal revenue growth for the year ended December 31, 2015. In the event that the gradual increases in insurable exposure units that occurred in the past few years continues through 2016 and premium rate changes are similar with 2015, we believe we will continue to see positive quarterly internal revenue growth rates in 2016.
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
Income before income taxes for the year ended December 31, 2015 increased over 2014 by $62.8 million, primarily as a result of acquisitions completed in the past twelve months and net new business, partially offset by the incremental interest expense associated with our inaugural public debt offering completed in 2014 along with incremental investments in revenue producing teammates.
Information Regarding Non-GAAP Measures
In the discussion and analysis of our results of operations, in addition to reporting financial results in accordance with GAAP, we provide information regarding core commissions and fees, core organic commissions and fees, and our internal growth rate, which is the growth rate of our core organic commissions and fees, and adjusted calculations of core commissions and fees, core organic commissions and fees and our internal growth rate after adjusting for the significant revenue recorded at our Colonial Claims operation in the first half of 2013 attributable to Superstorm Sandy. These measures are not in accordance with, or an alternative to (including any adjusted internal growth rate) the GAAP information provided in this Annual Report on Form 10-K. Tabular reconciliations of this supplemental non-GAAP financial information to our most comparable GAAP information are contained in this Annual Report on Form 10-K. We present such non-GAAP supplemental financial information, as we believe such information provides additional meaningful methods of evaluating certain aspects of our operating performance from period to period on a basis that may not be otherwise apparent on a GAAP basis. This supplemental financial information should be considered in addition to, not in lieu of, our Consolidated Financial Statements.
Acquisitions
Part of our continuing business strategy is to attract high-quality insurance intermediaries to join our operations. From 1993 through the fourth quarter of 2015, we acquired 472 insurance intermediary operations, excluding acquired books of business (customer accounts).
Critical Accounting Policies
Our Consolidated Financial Statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We continually evaluate our estimates, which are based on historical experience and on assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for our judgments about the carrying values of our assets and liabilities, of which values are not readily apparent from other sources. Actual results may differ from these estimates.
We believe that of our significant accounting and reporting policies, the more critical policies include our accounting for revenue recognition, business combinations and purchase price allocations, intangible asset impairments and reserves for litigation. In particular, the accounting for these areas requires significant use of judgment to be made by management. Different assumptions in the application of these policies could result in material changes in our consolidated financial position or consolidated results of operations. Refer to Note 1 in the “Notes to Consolidated Financial Statements”.
Revenue Recognition
Commission revenues are recognized as of the effective date of the insurance policy or the date on which the policy premium is processed into our systems, whichever is later. Commission revenues related to installment billings are recognized on the later of the date effective or invoiced, with the exception of our Arrowhead business which follows a policy of recognizing on the later of the date effective or processed into our systems regardless of the billing arrangement. Management determines the policy cancellation reserve based upon historical cancellation experience adjusted in accordance with known circumstances. Subsequent commission adjustments are recognized upon our receipt of notification from insurance companies concerning matters necessitating such adjustments. Profit-sharing contingent commissions are recognized when determinable, which is generally when such commissions are received from insurance companies, or periodically when we receive formal notification of the amount of such payments. Fee revenues, and commissions for employee benefits coverages and workers’ compensation programs, are recognized as services are rendered.
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

All of our business combinations initiated after June 30, 2001 have been accounted for using the purchase method. In connection with these acquisitions, we record the estimated value of the net tangible assets purchased and the value of the identifiable intangible assets purchased, which typically consist of purchased customer accounts and non-compete agreements. Purchased customer accounts include the physical records and files obtained from acquired businesses that contain information about insurance policies, customers and other matters essential to policy renewals. However, they primarily represent the present value of the underlying cash flows expected to be received over the estimated future renewal periods of the insurance policies comprising those purchased customer accounts. The valuation of purchased customer accounts involves significant estimates and assumptions concerning matters such as cancellation frequency, expenses and discount rates. Any change in these assumptions could affect the carrying value of purchased customer accounts. Non-compete agreements are valued based on their duration and any unique features of the particular agreements. Purchased customer accounts and non-compete agreements are amortized on a straight-line basis over the related estimated lives and contract periods, which range from 5 to 15 years. The excess of the purchase price of an acquisition over the fair value of the identifiable tangible and intangible assets is assigned to goodwill and is not amortized.
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
The fair value of earn-out obligations is based on the present value of the expected future payments to be made to the sellers of the acquired businesses in accordance with the provisions contained in the respective purchase agreements. In determining fair value, the acquired business’s future performance is estimated using financial projections developed by management for the acquired business and this estimate reflects market participant assumptions regarding revenue growth and/or profitability. The expected future payments are estimated on the basis of the earn-out formula and performance targets specified in each purchase agreement compared to the associated financial projections. These estimates are then discounted to a present value using a risk-adjusted rate that takes into consideration the likelihood that the forecasted earn-out payments will be made.
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
Management assesses the recoverability of our goodwill and our amortizable intangibles and other long-lived assets annually and whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Any of the following factors, if present, may trigger an impairment review: (i) a significant underperformance relative to historical or projected future operating results; (ii) a significant negative industry or economic trends; and (iii) a significant decline in our market capitalization. If the recoverability of these assets is unlikely because of the existence of one or more of the above-referenced factors, an impairment analysis is performed. Management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these assets. If these estimates or related assumptions change in the future, we may be required to revise the assessment and, if appropriate, record an impairment charge. We completed our most recent evaluation of impairment for goodwill as of November 30, 2015 and determined that the fair value of goodwill exceeded the carrying value of such assets. Additionally, there have been no impairments recorded for amortizable intangible assets for the years ended December 31, 2015, 2014 and 2013.
Non-Cash Stock-Based Compensation
We grant stock options and non-vested stock awards to our employees, and the related compensation expense is required to be recognized in the financial statements over the associated service period based upon the grant-date fair value of those awards.
During the first quarter of 2016, the performance conditions for approximately 1.4 million shares of the Company’s common stock granted under the Company’s Stock Incentive Plan are expected to be determined by the Compensation Committee to have been satisfied relative to performance-based grants issued in 2011. These grants had a performance measurement period that concluded on December 31, 2015.  The vesting condition for these grants requires continuous employment for a period of up to ten years from the January 2011 grant date in order for the awarded shares to become fully vested and nonforfeitable.  The shares are expected to be awarded during the first quarter of 2016, pursuant to review and certification of the performance measurements against the stated grant targets by the Compensation Committee in accordance with the Stock Incentive Plan. As a result of the awarding of these shares, the grantees will be eligible to receive payments of dividends and exercise voting privileges after the awarding date, and the awarded shares will be included as issued and outstanding common stock shares and included in the calculation of basic and diluted EPS.

Litigation Claims
We are subject to numerous litigation claims that arise in the ordinary course of business. If it is probable that a liability has been incurred at the date of the financial statements and the amount of the loss is estimable, an accrual for the costs to resolve these claims is recorded in accrued expenses in the accompanying Consolidated Balance Sheets. Professional fees related to these claims are included in other operating expenses in the accompanying Consolidated Statement of Income as incurred. Management, with the assistance of in-house and outside counsel, determines whether it is probable that a liability has been incurred and estimates the amount of loss based upon analysis of individual issues. New developments or changes in settlement strategy in dealing with these matters may significantly affect the required reserves and affect our net income.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Consolidated Financial Statements and related Notes.
Financial information relating to our Consolidated Financial Results is as follows:

(in thousands, except percentages)	2015	% Change	2014	% Change	2013
REVENUES
Core commissions and fees	$1,595,218	6.4%	$1,499,903	15.7%	$1,295,977
Profit-sharing contingent commissions	51,707	(10.4)%	57,706	12.6%	51,251
Guaranteed supplemental commissions	10,026	1.8%	9,851	19.0%	8,275
Investment income	1,004	34.4%	747	17.1%	638
Other income, net	2,554	(66.3)%	7,589	6.3%	7,138
Total revenues	1,660,509	5.4%	1,575,796	15.6%	1,363,279
EXPENSES
Employee compensation and benefits	841,439	6.3%	791,749	15.9%	683,000
Non-cash stock-based compensation	15,513	(19.9)%	19,363	(14.3)%	22,603
Other operating expenses	251,055	6.7%	235,328	20.3%	195,677
Loss/(gain) on disposal	(619)	(101.3)%	47,425	—%	—
Amortization	87,421	5.5%	82,941	22.1%	67,932
Depreciation	20,890	—%	20,895	19.5%	17,485
Interest	39,248	38.2%	28,408	72.8%	16,440
Change in estimated acquisition earn-out payables	3,003	(69.8)%	9,938	NMF	2,533
Total expenses	1,257,950	1.8%	1,236,047	22.9%	1,005,670
Income before income taxes	402,559	18.5%	339,749	(5.0)%	357,609
Income taxes	159,241	19.9%	132,853	(5.4)%	140,497
NET INCOME	$243,318	17.6%	$206,896	(4.7)%	$217,112
Net internal growth rate – core organic commissions and fees	2.6%		2.0%		6.7%
Employee compensation and benefits ratio	50.7%		50.2%		50.1%
Other operating expenses ratio	15.1%		14.9%		14.4%
Capital expenditures	$18,375		$24,923		$16,366
Total assets at December 31	$5,012,739		$4,956,458		$3,649,508

NMF = Not a meaningful figure
Commissions and Fees
Commissions and fees, including profit-sharing contingent commissions and GSCs for 2015, increased $89.5 million to $1,657.0 million, or 5.7% over 2014. Core commissions and fees revenue for 2015 increased $95.3 million, of which approximately $76.6 million represented core commissions and fees from agencies acquired since 2014 that had no comparable revenues. After accounting for divested business of $19.3 million, the remaining net increase of $38.0 million represented net new business, which reflects a growth rate of 2.6% for core organic commissions and fees. Profit-sharing contingent commissions and GSCs for 2015 decreased by $5.8 million, or 8.6%, compared to the same period in 2014. The net decrease of $5.8 million was mainly driven by a decrease in profit-sharing contingent commissions in the National Programs Segment as a result of increased loss ratios.
Commissions and fees, including profit-sharing contingent commissions and GSCs for 2014, increased $212.0 million to $1,567.5 million, or 15.6% over the same period in 2013. Core commissions and fees revenue in 2014 increased $203.9 million, of which approximately $186.8 million represented core commissions and fees from acquisitions that had no comparable revenues in 2013. After accounting for divested business of $8.5 million, the remaining net increase of $25.6 million represented net new business, which reflects an internal growth rate of 2.0% for core organic commissions and fees. Profit-sharing contingent commissions and GSCs for 2014 increased by $8.0 million, or

13.5%, compared to the same period in 2013. The net increase was due primarily to $4.9 million, $1.3 million, and $1.8 million increases in profit-sharing contingent commissions and GSCs in our Retail, National Programs and Wholesale Brokerage Segments, respectively.
Investment Income
Investment income increased to $1.0 million in 2015, compared with $0.7 million in 2014 due to additional interest income driven by cash management activities to earn a higher yield. Investment income increased to $0.7 million in 2014, compared with $0.6 million in 2013 mainly due to higher average daily invested balances in 2014 than in 2013.
Other Income, Net
Other income for 2015 reflected income of $2.6 million, compared with $7.6 million in 2014 and $7.1 million in 2013. Other income in 2015 consisted primarily of legal settlements and also gains and loss on the sale and disposition of fixed assets. In 2014 and 2013, other income included legal settlements and gains and loss on the sale and disposition of fixed assets as well as gains and losses from the sale on books of business (customer accounts). Prior to the adoption of ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”) in the fourth quarter of 2014, net gains and losses on the sale of businesses or customer accounts were reflected in other income. Any such gains or losses are now reflected on a net basis in the expense section since the adoption of ASU 2014-08. The $5.0 million change in 2015 other income from the comparable period in 2014 was primarily due to prior year book of business sales and to a lesser extent, the change to the presentation of this activity in the financial statements. We recognized gains of $0.6 million, $5.3 million and $3.1 million from sales on books of business (customer accounts) in 2015, 2014 and 2013, respectively.
Employee Compensation and Benefits
Employee compensation and benefits expense increased 6.3%, or $49.7 million, in 2015 over 2014. This increase included $25.8 million of compensation costs related to stand-alone acquisitions that had no comparable costs in the same period of 2014. Therefore, employee compensation and benefits expense attributable to those offices that existed in the same time periods of 2015 and 2014 increased by $23.9 million or 3.2%. This underlying employee compensation and benefits expense increase was primarily related to (i) an increase in producer and staff salaries as we made targeted investments in our business; (ii) increased profit center bonuses and commissions due to increased revenue and operating profit; and (iii) the increased cost of health insurance. Employee compensation and benefits expense as a percentage of total revenues was 50.7% for 2015 as compared to 50.2% for the year ended December 31, 2014.
Employee compensation and benefits expense increased, approximately 15.9% or $108.7 million in 2014 over 2013. However, that net increase included $81.0 million of compensation costs related to new acquisitions that were stand-alone offices. Therefore, employee compensation and benefits from those offices that existed in the same time periods of 2014 and 2013 increased by $27.7 million. The employee compensation and benefit increases from these offices were primarily related to increases in staff and management salaries of $13.8 million, new salaried producers of $4.8 million, profit center and other related bonuses of $6.7 million, compensation to our commissioned producers of $0.9 million and health insurance costs of $4.8 million. These increases were partially offset by net reductions in temporary employees, employer 401(k) plan matching contributions and accrued vacation expense. Employee compensation and benefits expense as a percentage of total revenues was 50.2% as compared to 50.1% for the year ended December 31, 2013. This slight increase was driven by continued investment in new teammates.
Non-Cash Stock-Based Compensation
The Company has an employee stock purchase plan, grants non-vested stock awards, and to a lesser extent grants stock options under other equity-based plans to its employees. Compensation expense for all share-based awards is recognized in the financial statements based upon the grant-date fair value of those awards. For 2015, 2014 and 2013, the non-cash stock-based compensation expense incorporated the costs related to each of the Company’s four stock-based plans as explained in Note 11 of the Notes to the Consolidated Financial Statements.
Non-cash stock-based compensation expense decreased $3.9 million, or 19.9% in 2015 over 2014. The decrease was the result of: (i) older grants attaining the vesting requirements and therefore being fully expensed in prior periods; (ii) some forfeitures driven by certain grants not achieving all vesting requirements; and (iii) underlying participation levels; all of which were partially offset by the additional expense attributable to the new grants issued in 2015.
Non-cash stock-based compensation expense decreased $3.2 million, or 14.3% in 2014 over 2013, primarily as a result of forfeitures due to the non-achievement of certain performance criteria, partially offset by an increase associated with new, non-vested stock awards granted on July 1, 2013 under our Stock Incentive Plan (“SIP”).
Other Operating Expenses
As a percentage of total revenues, other operating expenses represented 15.1% in 2015, 14.9% in 2014, and 14.4% in 2013. Other operating expenses in 2015 increased $15.7 million, or 6.7%, over 2014, of which $12.6 million was related to acquisitions that had no comparable costs in the same period of 2014. The other operating expenses for those offices that existed in the same periods in both 2015 and 2014, increased by $3.1 million or 1.3%, which was primarily attributable to increased sales meetings, legal and consulting expenses, partially offset by decreases in expenses associated with office rent, telecommunications and bank fees.

Other operating expenses in 2014 increased $39.7 million, or 20.3%, over 2013, of which $39.0 million was related to acquisitions. Therefore, other operating expenses attributable to offices that existed in the same periods in both 2014 and 2013 (including the new acquisitions that “folded in” to those offices) increased by $0.7 million. The $0.7 million net increase includes increases of $2.0 million related to increased data processing and software licensing expense, $1.2 million related to increased inspection and consulting fees, $0.8 million related to office rent, and $0.9 million related to increased employee sales meeting costs, offset by decreases of $3.0 million for legal claims and litigation expenses, $1.0 million for insurance expenses, and $0.2 million in other various expense decreases.
Gain or Loss on Disposal
The Company recognized a gain on disposal of $0.6 million in 2015 and a loss on disposal of $47.4 million in 2014. The pretax loss for 2014 is the result of the disposal of the Axiom Re business as part of the Company’s strategy to exit the reinsurance brokerage business. Prior to the adoption of ASU 2014-08 in the fourth quarter of 2014 as noted above, net gains and losses on the sale of businesses or customer accounts were reflected in other income. Although we are not in the business of selling customer accounts, we periodically sell an office or a book of business (one or more customer accounts) that we believe does not produce reasonable margins or demonstrate a potential for growth, or because doing so is in the Company’s best interest. We recognized gains of $0.6 million, $5.3 million and $3.1 million from sales on books of business (customer accounts) in 2015, 2014 and 2013, respectively.
Amortization
Amortization expense increased $4.5 million, or 5.5%, in 2015, and increased $15.0 million, or 22.1%, in 2014. The increases were due primarily to the amortization of additional intangible assets as the result of acquisitions completed in those years.
Depreciation
Depreciation expense remained flat in 2015, and increased $3.4 million, or 19.5%, in 2014. The increase in 2014 was due primarily to the addition of fixed assets resulting from acquisitions completed since 2013, while the stable level of expense in 2015 versus 2014 reflected capital additions approximately equal to the value of prior additions that became fully depreciated.
Interest Expense
Interest expense increased $10.8 million, or 38.2%, in 2015, and $12.0 million, or 72.8% in 2014. These increases were primarily due to the increased debt borrowings and an increase in our effective rate of interest for the years ended 2015 and 2014. The increased debt borrowings from the prior year include: the Credit Facility term loan entered into in May 2014 in the initial amount of $550.0 million at LIBOR plus 137.5 basis points, and the $500.0 million Senior Notes due 2024 issued during September 2014 at a fixed rate of interest of 4.2%. The Credit Facility term loan proceeds replaced pre-existing debt of $230.0 million with similar rates of interest. The proceeds from the Senior Notes due 2024 were used to settle the Credit Facility revolver debt of $375.0 million, which had a lower, but variable rate of interest based on an adjusted LIBOR. This transitioned the debt to a favorable long-term fixed rate of interest and extended the date of maturity of those funds. These changes were the result of an evolution and maturation of our previous debt structure and provide increased debt capacity and flexibility.
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

As of December 31, 2015, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820-Fair Value Measurement. The resulting net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the years ended December 31, 2015, 2014, and 2013 were as follows:

(in thousands)	2015	2014	2013
Change in fair value of estimated acquisition earn-out payables	$2,990	$7,375	$570
Interest expense accretion	13	2,563	1,963
Net change in earnings from estimated acquisition earn-out payables	$3,003	$9,938	$2,533
For the years ended December 31, 2015, 2014 and 2013, the fair value of estimated earn-out payables was re-evaluated and increased by $3.0 million, $7.4 million and $0.6 million, respectively, which resulted in charges to the Consolidated Statement of Income.
As of December 31, 2015, the estimated acquisition earn-out payables equaled $78.4 million, of which $25.3 million was recorded as accounts payable and $53.1 million was recorded as other non-current liability. As of December 31, 2014, the estimated acquisition earn-out payables equaled $75.3 million, of which $26.0 million was recorded as accounts payable and $49.3 million was recorded as other non-current liability.
Income Taxes
The effective tax rate on income from operations was 39.6% in 2015, 39.1% in 2014, and 39.3% in 2013. The increased effective tax rate was largely the result of more income in states with a higher average effective state income tax rate, which was primarily New York State.
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
Segment results for prior periods have been recast to reflect the current year segmental structure. Certain reclassifications have been made to the prior-year amounts reported in this Annual Report on Form 10-K in order to conform to the current year presentation.
The internal growth rates for our core organic commissions and fees for the years ended December 31, 2015, 2014 and 2013 by Segment, are as follows:

2015	For the Year Ended December 31,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
(in thousands, except percentages)	2015	2014
Retail(1)	$836,123	$789,503	$46,620	5.9%	$35,644	$10,976	1.4%
National Programs	412,885	367,672	45,213	12.3%	38,519	6,694	1.8%
Wholesale Brokerage	200,835	187,257	13,578	7.3%	2,469	11,109	5.9%
Services	145,375	136,135	9,240	6.8%	—	9,240	6.8%
Total core commissions and fees	$1,595,218	$1,480,567	$114,651	7.7%	$76,632	$38,019	2.6%
The reconciliation of the above internal growth schedule to the total commissions and fees included in the Consolidated Statement of Income for the years ended December 31, 2015, and 2014, is as follows:

	For the Year Ended December 31,
(in thousands)	2015	2014
Total core commissions and fees	$1,595,218	$1,480,567
Profit-sharing contingent commissions	51,707	57,706
Guaranteed supplemental commissions	10,026	9,851
Divested business	—	19,336
Total commissions and fees	$1,656,951	$1,567,460

2014	For the Year Ended December 31,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
(in thousands, except percentages)	2014	2013
Retail(1)	$792,794	$701,211	$91,583	13.1%	$77,315	$14,268	2.0%
National Programs	376,483	277,082	99,401	35.9%	93,803	5,598	2.0%
Wholesale Brokerage	194,144	177,725	16,419	9.2%	68	16,351	9.2%
Services	136,482	131,502	4,980	3.8%	15,599	(10,619)	(8.1)%
Total core commissions and fees	$1,499,903	$1,287,520	$212,383	16.5%	$186,785	$25,598	2.0%
Less Superstorm Sandy	$—	$(18,275)	$18,275	100.0%	$—	$18,275	100.0%
Total core commissions and fees less Superstorm Sandy	$1,499,903	$1,269,245	$230,658	18.2%	$186,785	$43,873	3.5%
There would be a 3.5% Internal Net Growth rate when excluding the $18.3 million of revenues recorded at our Colonial Claims operation in the first half of 2013 related to Superstorm Sandy.
The reconciliation of the above internal growth schedule to the total commissions and fees included in the Consolidated Statement of Income for the years ended December 31, 2014 and 2013, is as follows:

	For the Year Ended December 31,
(in thousands)	2014	2013
Total core commissions and fees	$1,499,903	$1,287,520
Profit-sharing contingent commissions	57,706	51,251
Guaranteed supplemental commissions	9,851	8,275
Divested business	—	8,457
Total commissions and fees	$1,567,460	$1,355,503

2013	For the Year Ended December 31,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
(in thousands, except percentages)	2013	2012
Retail(1)	$706,525	$619,057	$87,468	14.1%	$79,455	$8,013	1.3%
National Programs	280,695	240,550	40,145	16.7%	7,099	33,046	13.7%
Wholesale Brokerage	177,725	152,961	24,764	16.2%	4,332	20,432	13.4%
Services	131,032	116,247	14,785	12.7%	657	14,128	12.2%
Total core commissions and fees	$1,295,977	$1,128,815	$167,162	14.8%	$91,543	$75,619	6.7%
The reconciliation of the above internal growth schedule to the total commissions and fees included in the Consolidated Statement of Income for the years ended December 31, 2013 and 2012, is as follows:

	For the Year Ended December 31,
(in thousands)	2013	2012
Total core commissions and fees	$1,295,977	$1,128,815
Profit-sharing contingent commissions	51,251	43,683
Guaranteed supplemental commissions	8,275	9,146
Divested business	—	7,437
Total commissions and fees	$1,355,503	$1,189,081

(1)
The Retail Segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 15 of the Notes to the Consolidated Financial Statements, which includes corporate and consolidation items.

Retail Segment
The Retail Segment provides a broad range of insurance products and services to commercial, public and quasi-public, professional and individual insured customers. Approximately 87.0% of the Retail Segment’s commissions and fees revenue is commission-based. Because most of our other operating expenses are not correlated to changes in commissions on insurance premiums, a significant portion of any fluctuation in the commissions we receive, net of related producer compensation, will result in a similar fluctuation in our income before income taxes, unless we make incremental investments in the organization.
Financial information relating to our Retail Segment is as follows:

(in thousands, except percentages)	2015	% Change	2014	% Change	2013
REVENUES
Core commissions and fees	$837,420	5.5%	$793,865	12.2%	$707,721
Profit-sharing contingent commissions	22,051	2.0%	21,616	23.2%	17,544
Guaranteed supplemental commissions	8,291	7.3%	7,730	12.9%	6,849
Investment income	87	29.9%	67	(18.3)%	82
Other income, net	2,497	NMF	408	(92.1)%	5,153
Total revenues	870,346	5.7%	823,686	11.7%	737,349
EXPENSES
Employee compensation and benefits	445,242	7.1%	415,876	13.0%	368,164
Non-cash stock-based compensation	12,109	(25.7)%	16,293	58.5%	10,281
Other operating expenses	137,519	2.9%	133,682	11.9%	119,489
Loss/(gain) on disposal	(1,207)	—%	—	—%	—
Amortization	45,145	5.1%	42,935	11.5%	38,523
Depreciation	6,558	1.7%	6,449	9.8%	5,874
Interest	41,036	(5.7)%	43,502	25.5%	34,658
Change in estimated acquisition earn-out payables	2,006	(73.1)%	7,458	NMF	(1,427)
Total expenses	688,408	3.3%	666,195	15.7%	575,562
Income before income taxes	$181,938	15.5%	$157,491	(2.7)%	$161,787
Net internal growth rate – core organic commissions and fees	1.4%		2.0%		1.3%
Employee compensation and benefits ratio	51.2%		50.5%		49.9%
Other operating expenses ratio	15.8%		16.2%		16.2%
Capital expenditures	$6,797		$6,873		$6,886
Total assets at December 31	$3,507,476		$3,229,484		$3,012,688

NMF = Not a meaningful figure
The Retail Segment’s total revenues in 2015 increased 5.7%, or $46.7 million, over the same period in 2014, to $870.3 million. The $43.6 million increase in core commissions and fees revenue was driven by the following: (i) approximately $35.6 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2014; (ii) $11.0 million related to net new business; and (iii) an offsetting decrease of $3.0 million related to commissions and fees revenue from business divested in 2014 and 2015. Profit-sharing contingent commissions and GSCs in 2015 increased 3.4%, or $1.0 million, over 2014, to $30.3 million. The Retail Segment’s internal growth rate for core organic commissions and fees revenue was 1.4% for 2015 and was driven by revenue from net new business written during the preceding twelve months along with modest increases in commercial auto rates, and partially offset by: (i) terminated association health plans in the State of Washington; (ii) continued pressure on the small employee benefits business as some accounts adopt alternative plan designs and move to a per employee/per month payment model due to the implementation of the Affordable Care Act; and (iii) reductions in property insurance premium rates specifically in catastrophe-prone areas.

Income before income taxes for 2015, increased 15.5%, or $24.4 million, over the same period in 2014, to $181.9 million. The primary factors affecting this increase were: (i) the net increase in revenue as described above; (ii) a 7.1%, or $29.4 million increase in employee compensation and benefits due primarily to the year on year impact of new teammates related to acquisitions completed in the past twelve months in addition to incremental investments in revenue producing teammates; (iii) operating expenses which increased by $3.8 million or 2.9%, due to increased travel and value added consulting services; offset by (iv) a reduction in the change in estimated acquisition earn-out payables of $5.5 million, or 73.1% to $2.0 million; and (v) a $4.2 million, or 25.7% reduction in non-cash stock-based compensation to $12.1 million due to the forfeiture of certain grants where performance conditions were not fully achieved.
The Retail Segment’s total revenues in 2014, increased 11.7%, or $86.3 million, over the same period in 2013, to $823.7 million. Profit-sharing contingent commissions and GSCs in 2014 increased 20.3%, or $5.0 million, over 2013, to $29.3 million, primarily due to improved loss ratios resulting in increased profitability for insurance companies in 2013. The $86.1 million increase in core commissions and fees revenue was driven by the following: (i) approximately $77.3 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2013; (ii) $14.3 million related to net new business; and (iii) an offsetting decrease of $5.5 million related to commissions and fees revenue recorded from business divested in the last year. The Retail Segment’s internal growth rate for core organic commissions and fees revenue was 2.0% for 2014, and was driven by net new customers, increasing insurable exposure units in certain areas of the United States, and was partially offset by continued pressure on property and casualty rates, especially in coastal areas.
Income before income taxes for 2014, decreased 2.7%, or $4.3 million, over the same period in 2013, to $157.5 million. This decrease was primarily due to a higher interest charge of $8.8 million corresponding to capital utilized for acquisitions in 2014 and $8.9 million related to the year-on-year changes in the estimated earn-out payable. The underlying increase was driven by net new business, acquired business and increased profit-sharing contingent commissions and GSCs. Non-cash stock-based compensation increased $6.0 million, or 58.5%, for 2014 over the same period in 2013, as the cost of grants to employees for the purpose of driving performance were realized.

National Programs Segment
The National Programs Segment manages over 50 programs with approximately 40 well-capitalized carrier partners. In most cases, the insurance carriers that support the programs have delegated underwriting and, in many instances, claims-handling authority to our programs operations. These programs are generally distributed through a nationwide network of independent agents and Brown & Brown retail agents, and offer targeted products and services designed for specific industries, trade groups, professions, public entities and market niches. The National Programs Segment operations can be grouped into five broad categories: Professional Programs, Arrowhead Insurance Programs, Commercial Programs, Public Entity-Related Programs and the National Flood Program. The National Programs Segment’s revenue is primarily commission-based.
Financial information relating to our National Programs Segment is as follows:

(in thousands, except percentages)	2015	% Change	2014	% Change	2013
REVENUES
Core commissions and fees	$412,885	9.7%	$376,483	34.1%	$280,695
Profit-sharing contingent commissions	15,558	(25.3)%	20,822	6.3%	19,590
Guaranteed supplemental commissions	30	42.9%	21	NMF	(23)
Investment income	210	28.0%	164	NMF	19
Other income, net	51	(99.2)%	6,749	NMF	1,091
Total revenues	428,734	6.1%	404,239	34.1%	301,372
EXPENSES
Employee compensation and benefits	178,185	6.1%	168,018	22.9%	136,748
Non-cash stock-based compensation	4,669	NMF	1,387	(72.6)%	5,060
Other operating expenses	86,157	9.4%	78,744	44.0%	54,690
Loss/(gain) on disposal	458	—%	—	—%	—
Amortization	28,479	13.3%	25,129	68.1%	14,953
Depreciation	7,250	(7.1)%	7,805	42.1%	5,492
Interest	55,705	12.2%	49,663	106.8%	24,014
Change in estimated acquisition earn-out payables	158	(49.8)%	315	(139.0)%	(808)
Total expenses	361,061	9.1%	331,061	37.9%	240,149
Income before income taxes	$67,673	(7.5)%	$73,178	19.5%	$61,223
Net internal growth rate – core organic commissions and fees	1.8%		2.0%		13.7%
Employee compensation and benefits ratio	41.6%		41.6%		45.4%
Other operating expenses ratio	20.1%		19.5%		18.1%
Capital expenditures	$6,001		$14,133		$4,810
Total assets at December 31	$2,505,752		$2,455,749		$1,377,404

NMF = Not a meaningful figure
National Programs total revenues in 2015, increased 6.1%, or $24.5 million, over 2014, to a total $428.7 million. The $36.4 million increase in core commissions and fees revenue was driven by the following: (i) an increase of approximately $38.5 million related to core commissions and fees revenue from acquisitions that had no comparable revenues in 2014; (ii) $6.7 million related to net new business offset by (iii) a decrease of $8.8 million related to commissions and fees revenue recorded in 2014 from businesses since divested. Profit-sharing contingent commissions and GSCs were $15.6 million in 2015 which was a decrease of $5.3 million over 2014, which was primarily driven by the loss experience of our carrier partners.
The National Programs Segment’s internal growth rate for core commissions and fees revenue was 1.8% for 2015. This internal growth rate was mainly due to the Arrowhead Personal Property program, which continued to produce more written premium, the Arrowhead Automotive Aftermarket program which received a commission rate increase from their carrier partner, growth in our Wright Specialty education program and the on-boarding of new clients by Proctor Financial. Growth in these businesses was partially offset by certain programs that have been affected by lower rates.
Income before income taxes for 2015, decreased 7.5%, or $5.5 million, from the same period in 2014, to $67.7 million. The decrease is the result of the $6.0 million gain on the sale of Industry Consulting Group (“ICG”), along with the $3.7 million SIP grant forfeiture benefit associated with Arrowhead, which were both credits recorded in 2014. After adjusting for these one-time items in 2014, underlying Income before income taxes increased and was driven by the net revenue growth noted above and expense management initiatives as we grow and scale our programs.
The National Programs Segment’s total revenues in 2014, increased 34.1%, or $102.9 million, over 2013, to a total of $404.2 million. The $95.8 million increase in core commissions and fees revenue was driven by the following: (i) approximately $93.8 million related to the core commissions and fees revenue from the Wright and Beecher Carlson acquisitions that had no comparable revenues in 2013; (ii) $5.6 million related to net new business; and (iii) an offsetting decrease of $3.6 million in books of business that were disposed or transferred to other segments. Profit-sharing contingent commissions and GSCs were $20.8 million in 2014 which was an increase of $1.3 million from the same period of 2013. This increase was due primarily to a $0.5 million increase in profit-sharing contingent commissions received by Florida Intracoastal Underwriters, Limited Company, and a $0.8 million increase in profit-sharing contingent commissions received by Proctor Financial, Inc. Other income increased by approximately $5.7 million primarily due to the gain recognized on the sale of Industry Consulting Group, Inc. (“ICG”) of $6.0 million.
Income before income taxes for 2014, increased 19.5%, or $12.0 million, from the same period in 2013, to $73.2 million. The increase in income before taxes was due to net new business growth noted above, revenues and operating profits derived from Wright, the gain on the sale of ICG, and a non-cash stock-based compensation decrease of $3.7 million primarily related to partial SIP grant forfeitures associated with Arrowhead. The $12.0 million increase was partially offset by an increase in the inter-company interest expense charge related to Wright.

Wholesale Brokerage Segment
The Wholesale Brokerage Segment markets and sells excess and surplus commercial and personal lines insurance, primarily through independent agents and brokers. Like the Retail and National Programs Segments, the Wholesale Brokerage Segment’s revenues are primarily commission-based.
Financial information relating to our Wholesale Brokerage Segment is as follows:

(in thousands, except percentages)	2015	% Change	2014	% Change	2013
REVENUES
Core commissions and fees	$200,835	3.4%	$194,144	9.2%	$177,725
Profit-sharing contingent commissions	14,098	(7.7)%	15,268	8.2%	14,117
Guaranteed supplemental commissions	1,705	(18.8)%	2,100	44.9%	1,449
Investment income	150	NMF	26	18.2%	22
Other income, net	208	(44.2)%	373	(6.0)%	397
Total revenues	216,996	2.4%	211,911	9.4%	193,710
EXPENSES
Employee compensation and benefits	101,590	1.7%	99,918	9.3%	91,449
Non-cash stock-based compensation	3,102	2.0%	3,041	32.5%	2,295
Other operating expenses	34,379	(5.1)%	36,234	4.2%	34,770
Loss/(gain) on disposal	(385)	NMF	47,425	—%	—
Amortization	9,739	(9.0)%	10,703	(0.1)%	10,719
Depreciation	2,142	(13.3)%	2,470	(7.6)%	2,674
Interest	891	(31.1)%	1,294	(44.1)%	2,316
Change in estimated acquisition earn-out payables	830	(67.5)%	2,550	28.4%	1,986
Total expenses	152,288	(25.2)%	203,635	39.3%	146,209
Income before income taxes	$64,708	NMF	$8,276	(82.6)%	$47,501
Net internal growth rate – core organic commissions and fees	5.9%		9.2%		13.4%
Employee compensation and benefits ratio	46.8%		47.2%		47.2%
Other operating expenses ratio	15.8%		17.1%		17.9%
Capital expenditures	$3,084		$1,526		$1,825
Total assets at December 31	$895,782		$857,804		$865,731

NMF = Not a meaningful figure
The Wholesale Brokerage Segment’s total revenues for 2015, increased 2.4%, or $5.1 million, over 2014, to $217.0 million. The $6.7 million net increase in core commissions and fees revenue was driven by the following: (i) $11.1 million related to net new business; (ii) $2.5 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in 2014; and (iii) an offsetting decrease of $6.9 million related to commissions and fees revenue recorded in 2014 from businesses divested in the past year. Contingent commissions and GSCs for 2015 decreased $1.6 million over 2014, to $15.8 million. This decrease was driven by an increase in loss ratios. The Wholesale Brokerage Segment’s internal growth rate for core organic commissions and fees revenue was 5.9% for 2015, and was driven by net new business and modest increases in exposure units, partially offset by significant contraction in insurance premium rates for catastrophe-prone properties.
Income before income taxes for 2015 increased $56.4 million over 2014, to $64.7 million, primarily due to the following: (i) the $47.4 million net pretax loss on disposal of the Axiom Re business in 2014; (ii) the net increase in revenue as described above and (iii) the impact of the Axiom Re business divested in 2014 that reported lower margins than the Wholesale Brokerage Segment’s average.
The Wholesale Brokerage Segment’s total revenues for 2014, increased 9.4%, or $18.2 million, over 2013, to $211.9 million. Profit-sharing contingent commissions and GSCs for 2014 increased $1.8 million over 2013, to $17.4 million. The $16.4 million net increase in core commissions and fees revenue was driven by the following: (i) $16.4 million related to net new business; (ii) $0.1 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in 2013; and (iii) an offsetting decrease of $0.1 million related to commissions and fees revenue recorded in 2013 from businesses divested in the past year. As such, the Wholesale Brokerage Segment’s internal growth rate for core organic commissions and fees revenue was 9.2% for 2014.

Income before income taxes for 2014, decreased 82.6%, or $39.2 million, over 2013, to $8.3 million. This decrease included a $47.4 million net loss on the disposal of the Axiom Re business. Effective December 31, 2014, the Company sold certain assets of the Axiom Re business as part of the strategic plan to exit the reinsurance brokerage market. Axiom Re had annual revenues of approximately $6.9 million in 2014. The underlying performance of this segment was driven by new business growth and to a lesser extent an increase in profit-sharing contingent commissions.

Services Segment
The Services Segment provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas. The Services Segment also provides Medicare Set-aside account services, Social Security disability and Medicare benefits advocacy services, and claims adjusting services.
Unlike the other segments, nearly all of the Services Segment’s revenue is generated from fees, which are not significantly affected by fluctuations in general insurance premiums.
Financial information relating to our Services Segment is as follows:

(in thousands, except percentages)	2015	% Change	2014	% Change	2013
REVENUES
Core commissions and fees	$145,375	6.5%	$136,482	4.2%	$131,032
Profit-sharing contingent commissions	—	—%	—	—%	—
Guaranteed supplemental commissions	—	—%	—	—%	—
Investment income	42	NMF	3	200.0%	1
Other income, net	(52)	NMF	73	(84.0)%	456
Total revenues	145,365	6.4%	136,558	3.9%	131,489
EXPENSES
Employee compensation and benefits	76,249	5.1%	72,583	18.6%	61,193
Non-cash stock-based compensation	845	185.5%	296	(71.2)%	1,027
Other operating expenses	36,057	12.1%	32,168	14.7%	28,053
Loss/(gain) on disposal	515	—%	—	—%	—
Amortization	4,019	(2.8)%	4,135	11.8%	3,698
Depreciation	1,988	(10.2)%	2,213	36.4%	1,623
Interest	5,970	(22.2)%	7,678	4.9%	7,322
Change in estimated acquisition earn-out payables	9	(102.3)%	(385)	(113.8)%	2,782
Total expenses	125,652	5.9%	118,688	12.3%	105,698
Income before income taxes	$19,713	10.3%	$17,870	(30.7)%	$25,791
Net internal growth rate – core organic commissions and fees	6.8%		(8.1)%		12.2%
Employee compensation and benefits ratio	52.5%		53.2%		46.5%
Other operating expenses ratio	24.8%		23.6%		21.3%
Capital expenditures	$1,088		$1,210		$1,811
Total assets at December 31	$285,459		$296,034		$277,652

NMF = Not a meaningful figure
The Services Segment’s total revenues for 2015 increased 6.4%, or $8.8 million, over 2014, to $145.4 million. The $8.9 million increase in core commissions and fees revenue primarily resulted from growth in our advocacy businesses driven by new clients and growth in several of our claims processing units related to new client relationships. The Services Segment’s internal growth rate for core commissions and fees revenue was 6.8% for 2015.
Income before income taxes for 2015 increased 10.3%, or $1.8 million, over 2014, to $19.7 million due to a combination of: (i) internal revenue growth noted above; (ii) the continued efficient operation of our businesses; and (iii) a decrease in the intercompany interest expense charge. The impact from the sale of the Colonial Claims business on 2015 revenues and income before income taxes was immaterial.
The Services Segment’s total revenues for 2014 increased 3.9%, or $5.1 million, over 2013, to $136.6 million. The $5.5 million increase in core commissions and fees revenue consisted of the following: (i) an increase of approximately $15.6 million related to the core commissions and fees revenue from the acquisition of ICA, that had no comparable revenues in the same period of 2013; (ii) net new business of $7.7 million; (iii) offset by a reduction of $18.3 million due to the significant flood claims processed in 2013 resulting from Superstorm Sandy in 2012 with no comparable storm in 2013 and (iv) $0.4 million of net sold books of business. As such, the Services Segment’s internal growth rate for core commissions and fees revenue was (8.1)% for 2014 and excluding the impact of Superstorm Sandy internal growth would have been 6.8% in 2014.

Income before income taxes for 2014 decreased 30.7%, or $7.9 million, over the same period in 2013, to $17.9 million due to the reduction in Superstorm Sandy related revenues and corresponding operating profit partially offset by the increase associated with net new and acquired business.
Other
As discussed in Note 15 of the Notes to Consolidated Financial Statements, the “Other” column in the Segment Information table includes any income and expenses not allocated to reportable segments, and corporate-related items, including the inter-company interest expense charges to reporting segments.
LIQUIDITY AND CAPITAL RESOURCES
The Company strives to maintain a conservative balance sheet and liquidity profile. Our capital requirements to operate as an insurance intermediary are low and we have been able to grow and invest in our business principally through cash that has been generated from operations. We have the ability to access the use of our revolving credit facilities, which provide up to $825.0 million in available cash, and we believe that we have access to additional funds, if needed, through the capital markets to obtain further debt financing under the current market conditions. The Company believes that its existing cash, cash equivalents, short-term investment portfolio and funds generated from operations, together with the funds available under the credit facilities, will be sufficient to satisfy our normal liquidity needs, including principal payments on our long-term debt, for at least the next twelve months.
Our cash and cash equivalents of $443.4 million at December 31, 2015 reflected a decrease of $26.6 million from the $470.0 million balance at December 31, 2014. During 2015, $411.8 million of cash was generated from operating activities. During this period, $136.0 million of cash was used for acquisitions, $25.4 million was used for acquisition earn-out payments, $18.4 million was used for additions to fixed assets, $64.1 million was used for payment of dividends, $175.0 million was used as part of accelerated share repurchase programs, and $45.6 million was used to pay outstanding principal balances owed on long-term debt.
We hold approximately $17.2 million in cash outside of the U.S. for which we have no plans to repatriate in the near future.
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
Our ratio of current assets to current liabilities (the “current ratio”) was 1.16 and 1.24 at December 31, 2015 and 2014, respectively.
Contractual Cash Obligations
As of December 31, 2015, our contractual cash obligations were as follows:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$1,154,375	$73,125	$210,000	$371,250	$500,000
Other liabilities(1)	60,516	20,065	15,794	1,098	23,559
Operating leases	195,272	40,900	68,721	47,245	38,406
Interest obligations	227,332	37,182	67,343	44,932	77,875
Unrecognized tax benefits	584	—	584	—	—
Maximum future acquisition contingency payments(2)	137,365	34,467	85,815	17,083	—
Total contractual cash obligations	$1,775,444	$205,739	$448,257	$481,608	$639,840

(1)	Includes the current portion of other long-term liabilities.

(2)	Includes $78.4 million of current and non-current estimated earn-out payables resulting from acquisitions consummated after January 1, 2009.

Debt
Total debt at December 31, 2015 was $1,153.0 million, which was a decrease of $45.5 million compared to December 31, 2014. This decrease was primarily due to the repayments of $45.6 million in principal payments, and the amortization of discounted debt related to our 4.20% Notes due 2024, of $0.1 million.
On January 15, 2015, the Company retired the Series D senior notes of $25.0 million that matured and were issued under the original private placement note agreement from December 2006.
As of December 31, 2015, the Company satisfied the third installment of scheduled quarterly principal payments on the Credit Facility term loan. Each installment equaled $6.9 million. The Company has satisfied $20.6 million in total principal payments through December 31, 2015. Scheduled quarterly principal payments are expected to be made until maturity. The balance of the Credit Facility term loan is $529.4 million as of December 31, 2015. Of the total amount, $48.1 million is classified as short-term debt and current portion of long-term debt in the Consolidated Balance Sheet as the date of maturity is less than one year representing the quarterly debt payments due in 2016.
During 2015, the $25.0 million of 5.66% Notes due December 2016 were classified as short-term debt and current portion of long-term debt in the Consolidated Balance Sheet as the date of maturity is less than one year.
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
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.
Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign exchange rates and equity prices. We are exposed to market risk through our investments, revolving credit line, term loan agreements and international operations.
Our invested assets are held primarily as cash and cash equivalents, restricted cash, available-for-sale marketable debt securities, non-marketable debt securities, certificates of deposit, U.S. treasury securities, and professionally managed short duration fixed income funds. These investments are subject to interest rate risk. The fair values of our invested assets at December 31, 2015 and December 31, 2014, approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.
We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date.
As of December 31, 2015 we had $529.4 million of borrowings outstanding under our term loan which bears interest on a floating basis tied to the London Interbank Offered Rate (LIBOR) and therefore subject to changes in the associated interest expense. The effect of an immediate hypothetical 10% change in interest rates would not have a material effect on our Consolidated Financial Statements.
We are subject to exchange rate risk primarily in our U.K based wholesale brokerage business that has a cost base principally denominated in British pounds and a revenue base in several other currencies, but principally in U.S. dollars. Based on our foreign currency rate exposure as of December 31, 2015, an immediate 10% hypothetical changes of foreign currency exchange rates would not have a material effect on our Consolidated Financial Statements.

ITEM 8. Financial Statements and Supplementary Data.

BROWN & BROWN, INC.
CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)	For the Year Ended December 31,
	2015	2014	2013
REVENUES
Commissions and fees	$1,656,951	$1,567,460	$1,355,503
Investment income	1,004	747	638
Other income, net	2,554	7,589	7,138
Total revenues	1,660,509	1,575,796	1,363,279
EXPENSES
Employee compensation and benefits	841,439	791,749	683,000
Non-cash stock-based compensation	15,513	19,363	22,603
Other operating expenses	251,055	235,328	195,677
Loss/(gain) on disposal	(619)	47,425	—
Amortization	87,421	82,941	67,932
Depreciation	20,890	20,895	17,485
Interest	39,248	28,408	16,440
Change in estimated acquisition earn-out payables	3,003	9,938	2,533
Total expenses	1,257,950	1,236,047	1,005,670
Income before income taxes	402,559	339,749	357,609
Income taxes	159,241	132,853	140,497
Net income	$243,318	$206,896	$217,112
Net income per share:
Basic	$1.72	$1.43	$1.50
Diluted	$1.70	$1.41	$1.48
Dividends declared per share	$0.45	$0.41	$0.37
See accompanying notes to Consolidated Financial Statements.

BROWN & BROWN, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)	December 31, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$443,420	$470,048
Restricted cash and investments	229,753	259,769
Short-term investments	13,734	11,157
Premiums, commissions and fees receivable	433,885	424,547
Reinsurance recoverable	31,968	13,028
Prepaid reinsurance premiums	309,643	320,586
Deferred income taxes	24,635	25,431
Other current assets	50,351	45,542
Total current assets	1,537,389	1,570,108
Fixed assets, net	81,753	84,668
Goodwill	2,586,683	2,460,611
Amortizable intangible assets, net	744,680	784,642
Investments	18,092	19,862
Other assets	44,142	36,567
Total assets	$5,012,739	$4,956,458
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Premiums payable to insurance companies	$574,736	$568,184
Losses and loss adjustment reserve	31,968	13,028
Unearned premiums	309,643	320,586
Premium deposits and credits due customers	83,098	83,313
Accounts payable	63,910	57,261
Accrued expenses and other liabilities	192,067	181,156
Current portion of long-term debt	73,125	45,625
Total current liabilities	1,328,547	1,269,153
Long-term debt	1,079,878	1,152,846
Deferred income taxes, net	360,949	341,497
Other liabilities	93,589	79,217
Commitments and contingencies (Note 13)
Shareholders’ Equity:
Common stock, par value $0.10 per share; authorized 280,000 shares; issued 146,415 shares and outstanding 138,985 shares at 2015, issued 145,871 shares and outstanding 143,486 shares at 2014	14,642	14,587
Additional paid-in capital	426,498	405,982
Treasury stock, at cost 7,430 and 2,385 shares at 2015 and 2014, respectively	(238,775)	(75,025)
Retained earnings	1,947,411	1,768,201
Total shareholders’ equity	2,149,776	2,113,745
Total liabilities and shareholders’ equity	$5,012,739	$4,956,458
See accompanying notes to Consolidated Financial Statements.

BROWN & BROWN, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
(in thousands, except per share data)	Shares	Par Value	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total
Balance at January 1, 2013	143,878	$14,388	$335,872	$—	$1,457,073	$1,807,333
Net income					217,112	217,112
Common stock issued for employee stock benefit plans	1,541	154	33,730			33,884
Income tax benefit from exercise of stock benefit plans			2,358			2,358
Cash dividends paid ($0.37 per share)					(53,546)	(53,546)
Balance at December 31, 2013	145,419	14,542	371,960	—	1,620,639	2,007,141
Net income					206,896	206,896
Common stock issued for employee stock benefit plans	442	44	30,405			30,449
Purchase of treasury stock				(75,025)		(75,025)
Income tax benefit from exercise of stock benefit plans			3,298			3,298
Common stock issued to directors	10	1	319			320
Cash dividends paid ($0.41 per share)					(59,334)	(59,334)
Balance at December 31, 2014	145,871	14,587	405,982	(75,025)	1,768,201	2,113,745
Net income					243,318	243,318
Common stock issued for employee stock benefit plans	528	53	27,992			28,045
Purchase of treasury stock			(11,250)	(163,750)		(175,000)
Income tax benefit from exercise of stock benefit plans			3,276			3,276
Common stock issued to directors	16	2	498			500
Cash dividends paid ($0.45 per share)					(64,108)	(64,108)
Balance at December 31, 2015	146,415	$14,642	$426,498	$(238,775)	$1,947,411	$2,149,776
See accompanying notes to Consolidated Financial Statements.

BROWN & BROWN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2015	2014	2013
Cash flows from operating activities:
Net income	$243,318	$206,896	$217,112
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	87,421	82,941	67,932
Depreciation	20,890	20,895	17,485
Non-cash stock-based compensation	15,513	19,363	22,603
Change in estimated acquisition earn-out payables	3,003	9,938	2,533
Deferred income taxes	22,696	7,369	32,247
Amortization of debt discount	157	46	—
Income tax benefit from exercise of shares from the stock benefit plans	(3,276)	(3,298)	(2,358)
(Gain)/loss on sales of investments, fixed assets and customer accounts	(107)	42,465	(2,806)
Payments on acquisition earn-outs in excess of original estimated payables	(11,383)	(2,539)	(2,788)
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Restricted cash and investments decrease (increase)	30,016	(9,760)	(85,445)
Premiums, commissions and fees receivable (increase)	(7,163)	(11,160)	(40,729)
Reinsurance recoverables (increase) decrease	(18,940)	12,210	—
Prepaid reinsurance premiums decrease (increase)	10,943	(31,573)	—
Other assets (increase)	(5,318)	(12,564)	(2,583)
Premiums payable to insurance companies decrease	542	8,164	61,624
Premium deposits and credits due customers (decrease) increase	(2,973)	2,323	41,049
Losses and loss adjustment reserve increase (decrease)	18,940	(12,210)	—
Unearned premiums (decrease) increase	(10,943)	31,573	—
Accounts payable increase	34,206	36,949	5,180
Accrued expenses and other liabilities increase	8,204	11,718	70,872
Other liabilities (decrease)	(23,898)	(24,727)	(12,554)
Net cash provided by operating activities	411,848	385,019	389,374
Cash flows from investing activities:
Additions to fixed assets	(18,375)	(24,923)	(16,366)
Payments for businesses acquired, net of cash acquired	(136,000)	(696,486)	(367,712)
Proceeds from sales of fixed assets and customer accounts	10,576	13,631	5,886
Purchases of investments	(22,766)	(17,813)	(18,102)
Proceeds from sales of investments	21,928	18,278	15,662
Net cash used in investing activities	(144,637)	(707,313)	(380,632)
Cash flows from financing activities:
Payments on acquisition earn-outs	(25,415)	(9,530)	(15,491)
Proceeds from long-term debt	—	1,048,425	30,000
Payments on long-term debt	(45,625)	(330,000)	(93)
Borrowings on revolving credit facilities	—	475,000	31,863
Payments on revolving credit facilities	—	(475,000)	(31,863)
Income tax benefit from exercise of shares from the stock benefit plans	3,276	3,298	2,358
Issuances of common stock for employee stock benefit plans	15,890	14,808	12,445
Repurchase of stock benefit plan shares for employees to fund tax withholdings	(2,857)	(3,252)	(1,284)
Purchase of treasury stock	(163,750)	(75,025)	—
Prepayment of accelerated share repurchase program	(11,250)	—	—
Cash dividends paid	(64,108)	(59,334)	(53,546)
Net cash (used in) provided by financing activities	(293,839)	589,390	(25,611)
Net (decrease) increase in cash and cash equivalents	(26,628)	267,096	(16,869)
Cash and cash equivalents at beginning of period	470,048	202,952	219,821
Cash and cash equivalents at end of period	$443,420	$470,048	$202,952
See accompanying notes to Consolidated Financial Statements.

BROWN & BROWN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1· Summary of Significant Accounting Policies
Nature of Operations
Brown & Brown, Inc., a Florida corporation, and its subsidiaries (collectively, “Brown & Brown” or the “Company”) is a diversified insurance agency, wholesale brokerage, insurance programs and services organization that markets and sells to its customers, insurance products and services, primarily in the property and casualty area. Brown & Brown’s business is divided into four reportable segments: the Retail Segment provides a broad range of insurance products and services to commercial, public entity, professional and individual customers; the National Programs Segment, acting as a managing general agent (“MGA”), provides professional liability and related package products for certain professionals, a range of insurance products for individuals, flood coverage, and targeted products and services designated for specific industries, trade groups, governmental entities and market niches, all of which are delivered through nationwide networks of independent agents, and Brown & Brown retail agents; the Wholesale Brokerage Segment markets and sells excess and surplus commercial insurance, primarily through independent agents and brokers, as well as Brown & Brown Retail offices; and the Services Segment provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare Set-aside services, Social Security disability and Medicare benefits advocacy services, and claims adjusting services. In addition, as the result of our acquisition of The Wright Insurance Group, LLC (“Wright”) in May 2014, we own a flood insurance carrier, Wright National Flood Insurance Company (“Wright Flood”), that is a Wright subsidiary. Wright Flood’s business consists of policies written pursuant to the National Flood Insurance Program, the program administered by the Federal Emergency Management Agency (“FEMA”), and several excess flood insurance policies, all of which are fully reinsured.
Recently Issued Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which provides guidance for accounting for leases. Under ASU 2016-02, the Company will be required to recognize the assets and liabilities for the rights and obligations created by leased assets. ASU 2016-02 will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating its leases against the requirements of this pronouncement.
In November 2015, FASB issued ASU No. 2015-17, “Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”), which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as a single non-current item on the balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016 with early adoption permitted as of the beginning of any interim or annual reporting period. The Company plans to adopt ASU 2015-17 in the first quarter of 2017. This is not expected to have a material impact on our Consolidated Financial Statements other than reclassifying current deferred tax assets and liabilities to non-current in the balance sheet.
In September 2015, FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”), which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2015. The Company has determined that the impact of the adoption of this guidance on the Consolidated Financial Statements would not be material.
In August 2015, FASB issued ASU No. 2015-15, “Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”. This standard is in addition to ASU No. 2015-03 and adds SEC paragraphs pursuant to an SEC Staff Announcement that the SEC staff would not object to an entity deferring and presenting debt issuance costs associated with a line-of-credit arrangement as an asset and subsequently amortizing the costs ratably over the term of the arrangement. The Company plans to adopt ASU 2015-03 in the first quarter of 2016. As the Company’s debt issuance costs are not material, implementation of this update is not expected to have a material impact on the Company’s Consolidated Financial Statements.
In April 2015, FASB issued ASU No. 2015-05, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”), which issues guidance on determining whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software. If a cloud computing arrangement does not contain a software license, it should be accounted for as a service contract. This guidance is effective for fiscal years beginning after December 15, 2015 and for interim periods within those fiscal years, with early adoption permitted. The Company has to this point not been a party to any material cloud computing arrangements and as such has determined the impact of the adoption of this guidance on the Consolidated Financial Statements to be immaterial.
In April 2015, FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, and not recorded as separate assets. This update is effective for reporting periods beginning after December 15, 2015, and is to be applied on a retrospective basis. The Company plans to adopt ASU 2015-03 in the first quarter of 2016. As the Company’s debt issuance costs are not material, implementation of this update is not expected to have a material impact on the Company’s Consolidated Financial Statements.
In August 2014, FASB issued ASU No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which addresses management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for fiscal years beginning after December 15, 2016 and for interim periods within those fiscal years, with early adoption permitted. The Company does not expect to early adopt this guidance, and it believes the adoption of this guidance will not have an impact on the Consolidated Financial Statements.
In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets, and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company beginning January 1, 2018, after FASB voted to delay the effective date by one year. At that time, the Company may adopt the new standard under the full retrospective approach or the modified retrospective approach. The Company is currently evaluating its revenue streams against the requirements of this pronouncement.
Principles of Consolidation
The accompanying Consolidated Financial Statements include the accounts of Brown & Brown, Inc. and its subsidiaries. All significant inter-company account balances and transactions have been eliminated in the Consolidated Financial Statements.
Segment results for prior periods have been recast to reflect the current year segmental structure. Certain reclassifications have been made to the prior-year amounts reported in this Annual Report on Form 10-K in order to conform to the current year presentation.
Revenue Recognition
Commission revenues are recognized as of the effective date of the insurance policy or the date on which the policy premium is processed into our systems, whichever is later. Commission revenues related to installment billings are recognized on the latter of effective or invoiced date, with the exception of our Arrowhead business which follows a policy of recognizing on the latter of effective or processed date into our systems regardless of the billing arrangement. Management determines the policy cancellation reserve based upon historical cancellation experience adjusted for any known circumstances. Subsequent commission adjustments are recognized upon our receipt of notification from insurance companies concerning matters necessitating such adjustments. Profit-sharing contingent commissions are recognized when determinable, which is generally when such commissions are received from insurance companies, or when we receive formal notification of the amount of such payments. Fee revenues and commissions for workers’ compensation programs are recognized as services are rendered.
Use of Estimates
The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosures of contingent assets and liabilities, at the date of the Consolidated Financial Statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.
Cash and Cash Equivalents
Cash and cash equivalents principally consist of demand deposits with financial institutions and highly liquid investments with quoted market prices having maturities of three months or less when purchased.
Restricted Cash and Investments, and Premiums, Commissions and Fees Receivable
In our capacity as an insurance agent or broker, the Company typically collects premiums from insureds and, after deducting its authorized commissions, remits the net premiums to the appropriate insurance company or companies. Accordingly, as reported in the Consolidated Balance Sheets, “premiums” are receivable from insureds. Unremitted net insurance premiums are held in a fiduciary capacity until Brown & Brown disburses them. Where allowed by law, Brown & Brown invests these unremitted funds only in cash, money market accounts, tax-free variable-rate demand bonds and commercial paper held for a short term. In certain states in which Brown & Brown operates, the use and investment alternatives for these funds are regulated and restricted by various state laws and agencies. These restricted funds are reported as restricted cash and investments on the Consolidated Balance Sheets. The interest income earned on these unremitted funds, where allowed by state law, is reported as investment income in the Consolidated Statement of Income.
In other circumstances, the insurance companies collect the premiums directly from the insureds and remit the applicable commissions to Brown & Brown. Accordingly, as reported in the Consolidated Balance Sheets, “commissions” are receivables from insurance companies. “Fees” are primarily receivables due from customers.
Investments
Certificates of deposit, and other securities, having maturities of more than three months when purchased are reported at cost and are adjusted for other-than-temporary market value declines.  As part of the acquisition of Wright in 2014, we acquired additional investments, which include U.S. Government, Municipal, domestic corporate and foreign corporate bonds as well as short-duration fixed income funds.  Investments within the portfolio or funds are held as available for sale and are carried at their fair value.  Any gain/loss applicable from the fair value change is recorded, net of tax, as other comprehensive income under the equity section of the Consolidated Balance Sheet.  Realized gains and losses are reported on the Consolidated Statement of Income, with the cost of securities sold determined on a specific identification basis.
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
Goodwill and Amortizable Intangible Assets
All of our business combinations initiated after June 30, 2001 are accounted for using the purchase method. Acquisition purchase prices are typically based on a multiple of average annual operating profit earned over a one to three year period within a minimum and maximum price range. The recorded purchase prices for all acquisitions consummated after January 1, 2009 include an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations are recorded in the Consolidated Statement of Income when incurred.
The fair value of earn-out obligations is based on the present value of the expected future payments to be made to the sellers of the acquired businesses in accordance with the provisions contained in the respective purchase agreements. In determining fair value, the acquired business’ future performance is estimated using financial projections developed by management for the acquired business and this estimate reflects market participant assumptions regarding revenue growth and/or profitability. The expected future payments are estimated on the basis of the earn-out formula and performance targets specified in each purchase agreement compared to the associated financial projections. These estimates are then discounted to present value using a risk-adjusted rate that takes into consideration the likelihood that the forecasted earn-out payments will be made.
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
The excess of the purchase price of an acquisition over the fair value of the identifiable tangible and amortizable intangible assets is assigned to goodwill. While goodwill is not amortizable, it is subject to assessment at least annually, and more frequently in the presence of certain circumstances, for impairment by application of a fair value-based test. The Company compares the fair value of each reporting unit with its carrying amount to determine if there is potential impairment of goodwill. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. Fair value is estimated based on multiples of earnings before interest, income taxes, depreciation, amortization and change in estimated acquisition earn-out payables (“EBITDAC”), or on a discounted cash flow basis. Brown & Brown completed its most recent annual assessment as of November 30, 2015 and determined that the fair value of goodwill exceeded the carrying value of such assets. In addition, as of December 31, 2015, there are no accumulated impairment losses.
The carrying value of amortizable intangible assets attributable to each business or asset group comprising Brown & Brown is periodically reviewed by management to determine if there are events or changes in circumstances that would indicate that its carrying amount may not be recoverable. Accordingly, if there are any such changes in circumstances during the year, Brown & Brown assesses the carrying value of its amortizable intangible assets by considering the estimated future undiscounted cash flows generated by the corresponding business or asset group. Any impairment identified through this assessment may require that the carrying value of related amortizable intangible assets be adjusted. There were no impairments recorded for the years ended December 31, 2015, 2014 and 2013.

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

(in thousands, except per share data)	2015	2014	2013
Net income	$243,318	$206,896	$217,112
Net income attributable to unvested awarded performance stock	(5,695)	(5,186)	(5,446)
Net income attributable to common shares	$237,623	$201,710	$211,666
Weighted average number of common shares outstanding – basic	141,113	144,568	144,662
Less unvested awarded performance stock included in weighted average number of common shares outstanding – basic	(3,303)	(3,624)	(3,629)
Weighted average number of common shares outstanding for basic earnings per common share	137,810	140,944	141,033
Dilutive effect of stock options	2,302	1,947	1,591
Weighted average number of shares outstanding – diluted	140,112	142,891	142,624
Net income per share:
Basic	$1.72	$1.43	$1.50
Diluted	$1.70	$1.41	$1.48
Fair Value of Financial Instruments
The carrying amounts of Brown & Brown’s financial assets and liabilities, including cash and cash equivalents; restricted cash and short-term investments; investments; premiums, commissions and fees receivable; reinsurance recoverable; prepaid reinsurance premiums; premiums payable to insurance companies; losses and loss adjustment reserve; unearned premium; premium deposits and credits due customers and accounts payable, at December 31, 2015 and 2014, approximate fair value because of the short-term maturity of these instruments. The carrying amount of Brown & Brown’s long-term debt approximates fair value at December 31, 2015 and 2014 as our fixed-rate borrowings of $623.6 million approximate their values using market quotes of notes with the similar terms as ours, which we deem a close approximation of current market rates. Of the $623.6 million, $25.0 million is related to short-term notes which approximates its carrying value due to its proximity to maturity. The estimated fair value of the $529.4 million remaining on the term loan under our J.P. Morgan Credit Facility approximates the carrying value due to the variable interest rate based on adjusted LIBOR.  See Note 2 to our Consolidated Financial Statements for the fair values related to the establishment of intangible assets and the establishment and adjustment of earn-out payables.  See Note 5 for information on the fair value of investments and Note 8 for information on the fair value of long-term debt.
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
Reinsurance
The Company protects itself from claims related losses by reinsuring all claims risk exposure. The only line of insurance the Company underwrites is flood insurance associated with Wright. However, all exposure is reinsured with FEMA for basic admitted policies conforming to the National Flood Insurance Program. For excess flood insurance policies, all exposure is reinsured with a reinsurance carrier with an AM Best Company rating of “A” or better. Reinsurance does not legally discharge the ceding insurer from the primary liability for the full amount due under the reinsured policies. Reinsurance premiums, commissions, expense reimbursement and related reserves related to ceded business are accounted for on a basis consistent with the accounting for the original policies issued and the terms of reinsurance contracts. Premiums earned and losses and loss adjustment expenses incurred are reported net of reinsurance amounts. Other underwriting expenses are shown net of earned ceding commission income. The liabilities for unpaid losses and loss adjustment expenses and unearned premiums are reported gross of ceded reinsurance recoverable.
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
NOTE 2· Business Combinations
During the year ended December 31, 2015, the Company acquired the assets and assumed certain liabilities of thirteen insurance intermediaries and four books of business (customer accounts). Additionally, miscellaneous adjustments were recorded to the purchase price allocation of certain prior acquisitions completed within the last twelve months as permitted by Accounting Standards Codification Topic 805 — Business Combinations (“ASC 805”). Such adjustments are presented in the “Other” category within the following two tables. All of these businesses were acquired primarily to expand Brown & Brown’s core business and to attract and hire high-quality individuals. The recorded purchase price for all acquisitions consummated after January 1, 2009 included an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations will be recorded in the Consolidated Statement of Income when incurred.
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

Based on the acquisition date and the complexity of the underlying valuation work, certain amounts included in the Company’s Consolidated Financial Statements may be provisional and thus subject to further adjustments within the permitted measurement period, as defined in ASC 805. For the year ended December 31, 2015, several adjustments were made within the permitted measurement period that resulted in a decrease in the aggregate purchase price of the affected acquisitions of $503,442 relating to the assumption of certain liabilities.
Cash paid for acquisitions was $136.0 million and $721.9 million in the twelve-month periods ended December 31, 2015 and 2014, respectively. We completed thirteen acquisitions (excluding book of business purchases) in the twelve-month period ended December 31, 2015. We completed ten acquisitions (excluding book of business purchases) in the twelve-month period ended December 31, 2014.
The following table summarizes the purchase price allocation made as of the date of each acquisition for current year acquisitions and significant adjustments made during the measurement period for prior year acquisitions:

(in thousands)
Name	Business Segment	Effective Date of Acquisition	Cash Paid	Other Payable	Recorded Earn-Out Payable	Net Assets Acquired	Maximum Potential Earn- Out Payable
Liberty Insurance Brokers, Inc. and Affiliates (Liberty)	Retail	February 1, 2015	$12,000	$—	$2,981	$14,981	$3,750
Spain Agency, Inc. (Spain)	Retail	March 1, 2015	20,706	—	2,617	23,323	9,162
Bellingham Underwriters, Inc. (Bellingham)	National Programs	May 1, 2015	9,007	500	3,322	12,829	4,400
Fitness Insurance, LLC (Fitness)	Retail	June 1, 2015	9,455	—	2,379	11,834	3,500
Strategic Benefit Advisors, Inc. (SBA)	Retail	June 1, 2015	49,600	400	13,587	63,587	26,000
Bentrust Financial, Inc. (Bentrust)	Retail	December 1, 2015	10,142	391	319	10,852	2,200
MBA Insurance Agency of Arizona, Inc. (MBA)	Retail	December 1, 2015	68	8,442	6,063	14,573	9,500
Smith Insurance, Inc. (Smith)	Retail	December 1, 2015	12,096	200	1,047	13,343	6,350
Other	Various	Various	12,926	95	4,584	17,605	8,212
Total			$136,000	$10,028	$36,899	$182,927	$73,074
The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition. The data included in the ‘Other’ column shows a negative adjustment for purchased customer accounts. This is driven mainly by the final valuation adjustment for the acquisition of Wright.

(in thousands)	Liberty	Spain	Bellingham	Fitness	SBA	Bentrust	MBA	Smith	Other	Total
Other current assets	$2,486	$324	$—	$9	$652	$—	$—	$—	$169	$3,640
Fixed assets	40	50	25	17	41	36	33	73	59	374
Goodwill	10,010	15,748	9,608	8,105	39,859	8,166	13,471	10,374	21,040	136,381
Purchased customer accounts	4,506	7,430	3,223	3,715	23,000	2,789	7,338	3,526	(2,135)	53,392
Non-compete agreements	24	21	21	—	21	43	11	31	156	328
Other assets	—	—	—	—	14	—	—	—	—	14
Total assets acquired	17,066	23,573	12,877	11,846	63,587	11,034	20,853	14,004	19,289	194,129
Other current liabilities	(42)	(250)	(48)	(12)	—	(182)	(6,280)	(504)	(4,895)	(12,213)
Deferred income tax, net	—	—	—	—	—	—	—	—	2,576	2,576
Other liabilities	(2,043)	—	—	—	—	—	—	(157)	635	(1,565)
Total liabilities assumed	(2,085)	(250)	(48)	(12)	—	(182)	(6,280)	(661)	(1,684)	(11,202)
Net assets acquired	$14,981	$23,323	$12,829	$11,834	$63,587	$10,852	$14,573	$13,343	$17,605	$182,927

The weighted average useful lives for the acquired amortizable intangible assets are as follows: purchased customer accounts, 15 years; and non-compete agreements, 5 years.
Goodwill of $136.4 million was allocated to the Retail, National Programs and Wholesale Brokerage Segments in the amounts of $113.8 million, $18.0 million and $4.6 million, respectively. Of the total goodwill of $136.4 million, $91.1 million is currently deductible for income tax purposes and $8.4 million is non-deductible. The remaining $36.9 million relates to the recorded earn-out payables and will not be deductible until it is earned and paid.
For the acquisitions completed during 2015, the results of operations since the acquisition dates have been combined with those of the Company. The total revenues from the acquisitions completed through December 31, 2015, included in the Consolidated Statement of Income for the year ended December 31, 2015, were $28.2 million. The income before income taxes, including the inter-company cost of capital charge, from the acquisitions completed through December 31, 2015, included in the Consolidated Statement of Income for the year ended December 31, 2015, was $1.5 million. If the acquisitions had occurred as of the beginning of the respective periods, the Company’s results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

(UNAUDITED)	For the Year Ended December 31,
(in thousands, except per share data)	2015	2014
Total revenues	$1,688,297	$1,630,992
Income before income taxes	$411,497	$356,426
Net income	$248,720	$217,053
Net income per share:
Basic	$1.76	$1.50
Diluted	$1.73	$1.48
Weighted average number of shares outstanding:
Basic	137,810	140,944
Diluted	140,112	142,891
Acquisitions in 2014
During the year ended December 31, 2014, Brown & Brown acquired the assets and assumed certain liabilities of nine insurance intermediaries, all of the stock of one insurance intermediary that owns an insurance carrier and five books of business (customer accounts). The cash paid for these acquisitions was $721.9 million. Additionally, miscellaneous adjustments were recorded to the purchase price allocation of certain prior acquisitions completed within the last twelve months as permitted by Accounting Standards Codification Topic 805 — Business Combinations (“ASC 805”). Such adjustments are presented in the “Other” category within the following two tables. All of these acquisitions were acquired primarily to expand Brown & Brown’s core business and to attract and hire high-quality individuals.
For the year ended December 31, 2014, several adjustments were made within the permitted measurement period that resulted in a decrease in the aggregate purchase price of the affected acquisitions of $25,941 relating to the assumption of certain liabilities.
The following table summarizes the purchase price allocation made as of the date of each acquisition for current year acquisitions and significant adjustment made during the measurement period for prior year acquisitions:

(in thousands)
Name	Business Segment	Effective Date of Acquisition	Cash Paid	Other Payable	Recorded Earn-Out Payable	Net Assets Acquired	Maximum Potential Earn- Out Payable
The Wright Insurance Group, LLC	National Programs	May 1, 2014	$609,183	$1,471	$—	$610,654	$—
Pacific Resources Benefits Advisors, LLC ("PacRes")	Retail	May 1, 2014	90,000	—	27,452	117,452	35,000
Axia Strategies, Inc ("Axia")	Wholesale Brokerage	May 1, 2014	9,870	—	1,824	11,694	5,200
Other	Various	Various	12,798	433	3,953	17,184	9,262
Total			$721,851	$1,904	$33,229	$756,984	$49,462

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition.

(in thousands)	Wright	PacRes	Axia	Other	Total
Cash	$25,365	$—	$—	$—	$25,365
Other current assets	16,474	3,647	101	742	20,964
Fixed assets	7,172	53	24	1,724	8,973
Reinsurance recoverable	25,238	—	—	—	25,238
Prepaid reinsurance premiums	289,013	—	—	—	289,013
Goodwill	420,209	76,023	7,276	10,417	513,925
Purchased customer accounts	213,677	38,111	4,252	4,384	260,424
Non-compete agreements	966	21	41	166	1,194
Other assets	20,045	—	—	—	20,045
Total assets acquired	1,018,159	117,855	11,694	17,433	1,165,141
Other current liabilities	(14,322)	(403)	—	(249)	(14,974)
Losses and loss adjustment reserve	(25,238)	—	—	—	(25,238)
Unearned premiums	(289,013)	—	—	—	(289,013)
Deferred income tax, net	(46,566)	—	—	—	(46,566)
Other liabilities	(32,366)	—	—	—	(32,366)
Total liabilities assumed	(407,505)	(403)	—	(249)	(408,157)
Net assets acquired	$610,654	$117,452	$11,694	$17,184	$756,984
The weighted average useful lives for the acquired amortizable intangible assets are as follows: purchased customer accounts, 15 years; and non-compete agreements, 3.4 years.
Goodwill of $513.9 million was allocated to the Retail, National Programs, Wholesale Brokerage and Services Segments in the amounts of $86.4 million, $420.0 million, $7.7 million and $(0.2) million, respectively. Of the total goodwill of $513.9 million, $141.9 million is currently deductible for income tax purposes and $338.8 million is non-deductible. The remaining $33.2 million relates to the recorded earn-out payables and will not be deductible until it is earned and paid.
For the acquisitions completed during 2014, the results of operations since the acquisition dates have been combined with those of the Company. The total revenues and income before income taxes, including the inter-company cost of capital, from the acquisitions completed through December 31, 2014, included in the Consolidated Statement of Income for the year ended December 31, 2014, were $112.2 million and $(1.3) million, respectively. If the acquisitions had occurred as of the beginning of the respective periods, the Company’s results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

(UNAUDITED)	For the Year Ended December 31,
(in thousands, except per share data)	2014	2013
Total revenues	$1,630,162	$1,520,858
Income before income taxes	$358,229	$409,522
Net income	$218,150	$248,628
Net income per share:
Basic	$1.51	$1.72
Diluted	$1.49	$1.70
Weighted average number of shares outstanding:
Basic	140,944	141,033
Diluted	142,891	142,624
Acquisitions in 2013
During the year ended December 31, 2013, Brown & Brown acquired the assets and assumed certain liabilities of eight insurance intermediaries, all of the stock of one insurance intermediary and one book of business (customer accounts). The cash paid for these acquisitions was $408.1 million. Additionally, miscellaneous adjustments were recorded to the purchase price allocation of certain prior acquisitions completed within the last twelve months as permitted by Accounting Standards Codification Topic 805 — Business Combinations

(“ASC 805”). Such adjustments are presented in the “Other” category within the following two tables. All of these acquisitions were acquired primarily to expand Brown & Brown’s core business and to attract and hire high-quality individuals.
For the year ended December 31, 2013, several adjustments were made within the permitted measurement period that resulted in a decrease in the aggregate purchase price of the affected acquisitions of $504,300 relating to the assumption of certain liabilities.
The following table summarizes the aggregate purchase price allocation made as of the date of each acquisition for current year acquisitions and adjustment made during the measurement period for prior year acquisitions:

(in thousands)
Name	Business Segment	Effective Date of Acquisition	Cash Paid	Other Payable	Recorded Earn-Out Payable	Net Assets Acquired	Maximum Potential Earn- Out Payable
The Rollins Agency, Inc.	Retail	June 1, 2013	$13,792	$50	$2,321	$16,163	$4,300
Beecher Carlson Holdings, Inc.	Retail; National Programs	July 1, 2013	364,256	—	—	364,256	—
ICA, Inc.	Services	December 31, 2013	19,770	—	727	20,497	5,000
Other	Various	Various	10,254	502	2,043	12,799	7,468
Total			$408,072	$552	$5,091	$413,715	$16,768
The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition.

(in thousands)	Rollins	Beecher	ICA	Other	Total
Cash	$—	$40,360	$—	$—	$40,360
Other current assets	393	57,632	—	1,573	59,598
Fixed assets	30	1,786	75	24	1,915
Goodwill	12,697	265,174	12,377	5,696	295,944
Purchased customer accounts	3,878	101,565	7,917	5,623	118,983
Non-compete agreements	31	2,758	21	76	2,886
Other assets	—	—	107	1	108
Total assets acquired	17,029	469,275	20,497	12,993	519,794
Other current liabilities	(866)	(80,090)	—	(194)	(81,150)
Deferred income tax, net	—	(22,764)	—	—	(22,764)
Other liabilities	—	(2,165)	—	—	(2,165)
Total liabilities assumed	(866)	(105,019)	—	(194)	(106,079)
Net assets acquired	$16,163	$364,256	$20,497	$12,799	$413,715
The weighted average useful lives for the acquired amortizable intangible assets are as follows: purchased customer accounts, 15 years; and non-compete agreements, 5 years.
Goodwill of $295.9 million was allocated to the Retail, National Programs, Wholesale Brokerage and Services Segments in the amounts of $257.2 million, $27.1 million, $(0.8) million and $12.4 million, respectively. Of the total goodwill of $295.9 million, $41.6 million is currently deductible for income tax purposes and $249.2 million is non-deductible. The remaining $5.1 million relates to the recorded earn-out payables and will not be deductible until it is earned and paid.

For the acquisitions completed during 2013, the results of operations since the acquisition dates have been combined with those of the Company. The total revenues and income before income taxes, including the inter-company cost of capital, from the acquisitions completed through December 31, 2013, included in the Consolidated Statement of Income for the year ended December 31, 2013, were $63.8 million and $0.9 million, respectively. If the acquisitions had occurred as of the beginning of the respective periods, the Company’s results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

(UNAUDITED)	For the Year Ended December 31,
(in thousands, except per share data)	2013	2012
Total revenues	$1,439,918	$1,329,262
Income before income taxes	$373,175	$329,291
Net income	$226,562	$198,826
Net income per share:
Basic	$1.57	$1.39
Diluted	$1.55	$1.36
Weighted average number of shares outstanding:
Basic	141,033	139,634
Diluted	142,624	142,010
For acquisitions consummated prior to January 1, 2009, additional consideration paid to sellers as a result of the purchase price earn-out provisions are recorded as adjustments to intangible assets when the contingencies are settled. The net additional consideration paid by the Company in 2015 as a result of those adjustments totaled $0. The net additional consideration paid by the Company in 2014 as a result of these adjustments totaled $26,000, all of which was allocated to goodwill. Of the $26,000 net additional consideration paid, $26,000 was recorded in other payables.
As of December 31, 2015, the maximum future contingency payments related to all acquisitions totaled $137.4 million, all of which relates to acquisitions consummated subsequent to January 1, 2009.
ASC Topic 805-Business Combinations is the authoritative guidance requiring an acquirer to recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities (with only limited exceptions) upon initially obtaining control of an acquired entity. Additionally, the fair value of contingent consideration arrangements (such as earn-out purchase arrangements) at the acquisition date must be included in the purchase price consideration. As a result, the recorded purchase prices for all acquisitions consummated after January 1, 2009 include an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in these earn-out obligations will be recorded in the Consolidated Statement of Income when incurred. Potential earn-out obligations are typically based upon future earnings of the acquired entities, usually between one and three years.

As of December 31, 2015, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820-Fair Value Measurement. The resulting additions, payments, and net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the years ended December 31, 2015, 2014 and 2013 were as follows:

	For the Year Ended December 31,
(in thousands)	2015	2014	2013
Balance as of the beginning of the period	$75,283	$43,058	$52,987
Additions to estimated acquisition earn-out payables	36,899	34,356	5,816
Payments for estimated acquisition earn-out payables	(36,798)	(12,069)	(18,278)
Subtotal	75,384	65,345	40,525
Net change in earnings from estimated acquisition earn-out payables:
Change in fair value on estimated acquisition earn-out payables	2,990	7,375	570
Interest expense accretion	13	2,563	1,963
Net change in earnings from estimated acquisition earn-out payables	3,003	9,938	2,533
Balance as of December 31,	$78,387	$75,283	$43,058
Of the $78.4 million estimated acquisition earn-out payables as of December 31, 2015, $25.3 million was recorded as accounts payable and $53.1 million was recorded as other non-current liabilities. Included within additions to estimated acquisition earn-out payables are any adjustments to opening balance sheet items prior to the one-year anniversary date and may therefore differ from previously reported amounts. Of the $75.3 million estimated acquisition earn-out payables as of December 31, 2014, $26.0 million was recorded as accounts payable and $49.3 million was recorded as an other non-current liability. Of the $43.1 million estimated acquisition earn-out payables as of December 31, 2013, $6.3 million was recorded as accounts payable and $36.8 million was recorded as an other non-current liability.
NOTE 3· Goodwill
The changes in the carrying value of goodwill by reportable segment for the years ended December 31, are as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Total
Balance as of January 1, 2014	$1,141,485	$475,596	$268,562	$120,530	$2,006,173
Goodwill of acquired businesses	94,080	420,063	47	(239)	513,951
Goodwill disposed of relating to sales of businesses	(3,696)	(9,564)	(46,253)	—	(59,513)
Balance as of December 31, 2014	$1,231,869	$886,095	$222,356	$120,291	$2,460,611
Goodwill of acquired businesses	113,767	18,009	4,605	—	136,381
Goodwill disposed of relating to sales of businesses	—	(2,238)	—	(8,071)	(10,309)
Balance as of December 31, 2015	$1,345,636	$901,866	$226,961	$112,220	$2,586,683
NOTE 4· Amortizable Intangible Assets
Amortizable intangible assets at December 31, 2015 and 2014 consisted of the following:

	December 31, 2015				December 31, 2014
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (Years)(1)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (Years)(1)
Purchased customer accounts	$1,398,986	$(656,799)	$742,187	15.0	$1,355,550	$(574,285)	$781,265	14.9
Non-compete agreements	29,440	(26,947)	2,493	6.8	29,139	(25,762)	3,377	6.8
Total	$1,428,426	$(683,746)	$744,680		$1,384,689	$(600,047)	$784,642

(1)	Weighted average life calculated as of the date of acquisition.

Amortization expense for amortizable intangible assets for the years ending December 31, 2016, 2017, 2018, 2019 and 2020 is estimated to be $84.5 million, $81.6 million, $76.3 million, $71.8 million, and $64.5 million, respectively.
NOTE 5· Investments
At December 31, 2015, the Company’s amortized cost and fair values of fixed maturity securities are summarized as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities, obligations of U.S. Government agencies and Municipals	$11,876	$6	$(26)	$11,856
Foreign government	50	—	—	50
Corporate debt	4,505	7	(16)	4,496
Short duration fixed income fund	1,663	27	—	1,690
Total	$18,094	$40	$(42)	$18,092
For securities in a loss position, the following table shows the investments’ gross unrealized loss and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2015:

(in thousands)	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities, obligations of U.S. Government agencies and Municipals	$8,998	$26	$—	$—	$8,998	$26
Foreign Government	50	—	—	—	50	—
Corporate debt	2,731	14	284	2	3,015	16
Total	$11,779	$40	$284	$2	$12,063	$42
The unrealized losses from corporate issuers were caused by interest rate increases. At December 31, 2015, the Company had 35 securities in an unrealized loss position. The corporate securities are highly rated securities with no indicators of potential impairment. Based on the ability and intent of the Company to hold these investments until recovery of fair value, which may be maturity, the bonds were not considered to be other-than-temporarily impaired at December 31, 2015.
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
The amortized cost and estimated fair value of the fixed maturity securities at December 31, 2015 by contractual maturity are set forth below:

(in thousands)	Amortized Cost	Fair Value
Years to maturity:
Due in one year or less	$5,726	$5,722
Due after one year through five years	12,038	12,041
Due after five years through ten years	330	329
Total	$18,094	$18,092
The amortized cost and estimated fair value of the fixed maturity securities at December 31, 2014 by contractual maturity are set forth below:

(in thousands)	Amortized Cost	Fair Value
Years to maturity:
Due in one year or less	$5,628	$5,628
Due after one year through five years	13,863	13,897
Due after five years through ten years	330	337
Total	$19,821	$19,862
The expected maturities in the foregoing table may differ from the contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalty.
Proceeds from sales of the Company’s investment in fixed maturity securities were $5.6 million including maturities for the year ended December 31, 2015. The gains and losses realized on those sales for the year ended December 31, 2015 were insignificant.
Proceeds from sales of the Company’s investment in fixed maturity securities were $0.2 million including maturities for the year ended December 31, 2014. There were no gains and losses realized on those sales for the year ended to December 31, 2014.
Realized gains and losses are reported on the Consolidated Statement of Income, with the cost of securities sold determined on a specific identification basis.
At December 31, 2015, investments with a fair value of approximately $4.0 million were on deposit with state insurance departments to satisfy regulatory requirements.

NOTE 6· Fixed Assets
Fixed assets at December 31 consisted of the following:

(in thousands)	2015	2014
Furniture, fixtures and equipment	$169,682	$161,539
Leasehold improvements	32,132	30,030
Land, buildings and improvements	3,370	3,739
Total cost	205,184	195,308
Less accumulated depreciation and amortization	(123,431)	(110,640)
Total	$81,753	$84,668
Depreciation and amortization expense for fixed assets amounted to $20.9 million in 2015, $20.9 million in 2014, and $17.5 million in 2013.
NOTE 7· Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities at December 31 consisted of the following:

(in thousands)	2015	2014
Accrued bonuses	$76,210	$76,891
Accrued compensation and benefits	39,366	36,241
Accrued rent and vendor expenses	29,225	29,039
Reserve for policy cancellations	9,617	9,074
Accrued interest	6,375	6,527
Other	31,274	23,384
Total	$192,067	$181,156

NOTE 8· Long-Term Debt
Long-term debt at December 31, 2015 and 2014 consisted of the following:

(in thousands)	December 31, 2015	December 31, 2014
Current portion of long-term debt:
Current portion of 5-year term loan facility expires 2019	$48,125	$20,625
5.370% senior notes, Series D, quarterly interest payments, balloon due 2015	—	25,000
5.660% senior notes, Series C, semi-annual interest payments, balloon due 2016	25,000	—
Total current portion of long-term debt	73,125	45,625
Long-term debt:
Note agreements:
5.660% senior notes, Series C, semi-annual interest payments, balloon due 2016	—	25,000
4.500% senior notes, Series E, quarterly interest payments, balloon due 2018	100,000	100,000
4.200% senior notes, semi-annual interest payments, balloon due 2024	498,628	498,471
Total notes	598,628	623,471
Credit agreements:
5-year term-loan facility, periodic interest and principal payments, currently LIBOR plus up to 1.75%, expires May 20, 2019	481,250	529,375
5-year revolving-loan facility, periodic interest payments, currently LIBOR plus up to 1.50%, plus commitment fees up to 0.25%, expires May 20, 2019	—	—
Revolving credit loan, quarterly interest payments, LIBOR plus up to 1.40% and availability fee up to 0.25%, expires December 31, 2016	—	—
Total credit agreements	481,250	529,375
Total long-term debt	1,079,878	1,152,846
Current portion of long-term debt	73,125	45,625
Total debt	$1,153,003	$1,198,471
On December 22, 2006, the Company entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). The initial issuance of notes under the Master Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.66% per year. On February 1, 2008, $25.0 million in Series D Senior Notes due January 15, 2015, with a fixed interest rate of 5.37% per year, were issued. On September 15, 2011, and pursuant to a Confirmation of Acceptance (the “Confirmation”), dated January 21, 2011, in connection with the Master Agreement, $100.0 million in Series E Senior Notes were issued and are due September 15, 2018, with a fixed interest rate of 4.50% per year. The Series E Senior Notes were issued for the sole purpose of retiring existing senior notes. On January 15, 2015, the Series D Notes were redeemed at maturity using cash proceeds to pay off the principal of $25.0 million plus any remaining accrued interest. As of December 31, 2015, there was an outstanding debt balance issued under the provisions of the Master Agreement of $125.0 million.
On July 1, 2013, in conjunction with the acquisition of Beecher Carlson Holdings, Inc., the Company entered into a revolving loan agreement (the “Wells Fargo Agreement”) with Wells Fargo Bank, N.A. that provided for a $50.0 million revolving line of credit (the “Wells Fargo Revolver”). The maturity date for the Wells Fargo Revolver is December 31, 2016, at which time all outstanding principal and unpaid interest will be due. On April 16, 2014, in connection with the signing of the Credit Facility (as defined below) an amendment to the agreement was established to reduce the total revolving loan commitment from $50.0 million to $25.0 million. The Wells Fargo Revolver may be increased by up to $50.0 million (bringing the total amount available to $75.0 million). The calculation of interest and fees for the Wells Fargo Agreement is generally based on the Company’s funded debt-to-EBITDA ratio. Interest is charged at a rate equal to 1.00% to 1.40% above LIBOR or 1.00% below the Base Rate, each as more fully described in the Wells Fargo Agreement. Fees include an up-front fee, an availability fee of 0.175% to 0.25%, and a letter of credit margin fee of 1.00% to 1.40%. The obligations under the Wells Fargo Revolver are unsecured and the Wells Fargo Agreement includes various covenants, limitations and events of default that are customary for similar facilities for similar borrowers. There were no borrowings against the Wells Fargo Revolver as of December 31, 2015 and 2014.
On April 17, 2014, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A. as administrative agent and certain other banks as co-syndication agents and co-documentation agents (the “Credit Agreement”). The Credit Agreement in the amount of $1,350.0 million provides for an unsecured revolving credit facility (the “Credit Facility”) in the initial amount of $800.0 million and unsecured term loans in the initial amount of $550.0 million, either or both of which may, subject to lenders’ discretion, potentially be increased by up to $500.0 million. The Credit Facility was funded on May 20, 2014 in conjunction with the closing of the Wright acquisition, with the $550.0 million term loan being funded as well as a drawdown of $375.0 million on the revolving loan facility. Use of these proceeds was to retire existing term loan debt and to facilitate the closing of the Wright acquisition as well as other acquisitions. The Credit Facility terminates on May 20, 2019, but either or both of the revolving credit facility and the term loans may be extended for two additional one-year periods at the Company’s request and at the discretion of the respective lenders. Interest and facility fees in respect to the Credit Facility are based on the better of the Company’s net debt leverage ratio or a non-credit enhanced senior unsecured long-term debt rating. Based on the Company’s net debt leverage ratio, the rates of interest charged on the term loan are 1.00% to 1.75%, and the revolving loan is 0.85% to 1.50% above the adjusted LIBOR rate for outstanding amounts drawn. There are fees included in the facility which include a facility fee based on the revolving credit commitments of the lenders (whether used or unused) at a rate of 0.15% to 0.25% and letter of credit fees based on the amounts of outstanding secured or unsecured letters of credit. The Credit Facility includes various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers. As of December 31, 2015 and 2014, there was an outstanding debt balance issued under the provisions of the Credit Facility in total of $529.4 million and $550.0 million respectively, with no borrowings outstanding relative to the revolving loan. Per the terms of the agreement, scheduled principal payments of $48.1 million are due in 2016.
On September 18, 2014, the Company issued $500.0 million of 4.20% unsecured senior notes due in 2024. The senior notes were given investment grade ratings of BBB-/Baa3 with a stable outlook. The notes are subject to certain covenant restrictions and regulations which are customary for credit rated obligations. At the time of funding, the proceeds were offered at a discount of the original note amount which also excluded an underwriting fee discount. The net proceeds received from the issuance were used to repay the outstanding balance of $475.0 million on the revolving Credit Facility and for other general corporate purposes. As of December 31, 2015 and 2014, there was an outstanding debt balance of $500.0 million exclusive of the associated discount balance.
The Master Agreement, Wells Fargo Agreement and the Credit Agreement all require the Company to maintain certain financial ratios and comply with certain other covenants. The Company was in compliance with all such covenants as of December 31, 2015 and 2014.
The 30-day Adjusted LIBOR Rate as of December 31, 2015 was 0.44%.
Interest paid in 2015, 2014 and 2013 was $37.5 million, $25.1 million, and $16.5 million, respectively.
At December 31, 2015, maturities of long-term debt were $73.1 million in 2016, $55.0 million in 2017, $155.0 million in 2018, $371.3 million in 2019 and $500.0 million in 2024.
NOTE 9· Income Taxes
Significant components of the provision for income taxes for the years ended December 31 are as follows:

(in thousands)	2015	2014	2013
Current:
Federal	$118,490	$109,893	$94,007
State	17,625	15,482	13,438
Foreign	430	109	805
Total current provision	136,545	125,484	108,250
Deferred:
Federal	18,416	5,987	28,469
State	4,280	1,440	3,723
Foreign	—	(58)	55
Total deferred provision	22,696	7,369	32,247
Total tax provision	$159,241	$132,853	$140,497
A reconciliation of the differences between the effective tax rate and the federal statutory tax rate for the years ended December 31 is as follows:

	2015	2014	2013
Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.9	3.3	3.5
Non-deductible employee stock purchase plan expense	0.3	0.3	0.3
Non-deductible meals and entertainment	0.3	0.4	0.3
Other, net	0.1	0.1	0.2
Effective tax rate	39.6%	39.1%	39.3%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the corresponding amounts used for income tax reporting purposes.
Significant components of Brown & Brown’s current deferred tax assets as of December 31 are as follows:

(in thousands)	2015	2014
Current deferred tax assets:
Deferred profit-sharing contingent commissions	$9,767	$10,335
Net operating loss carryforwards	10	951
Accruals and reserves	14,858	14,145
Total current deferred tax assets	$24,635	$25,431
Significant components of Brown & Brown’s non-current deferred tax liabilities and assets as of December 31 are as follows:

(in thousands)	2015	2014
Non-current deferred tax liabilities:
Fixed assets	$8,585	$10,368
Net unrealized holding (loss)/gain on available-for-sale securities	(9)	56
Intangible assets	393,251	364,938
Total non-current deferred tax liabilities	401,827	375,362
Non-current deferred tax assets:
Deferred compensation	38,966	31,580
Net operating loss carryforwards	2,518	2,796
Valuation allowance for deferred tax assets	(606)	(511)
Total non-current deferred tax assets	40,878	33,865
Net non-current deferred tax liability	$360,949	$341,497
Income taxes paid in 2015, 2014 and 2013 were $132.9 million, $118.3 million, and $110.2 million respectively.
At December 31, 2015, Brown & Brown had net operating loss carryforwards of $184,218 and $61,217,003 for federal and state income tax reporting purposes, respectively, portions of which expire in the years 2016 through 2034. The federal carryforward is derived from insurance operations acquired by Brown & Brown in 2001. The state carryforward amount is derived from the operating results of certain subsidiaries and from the 2013 stock acquisition Beecher Carlson Holdings, Inc.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2015	2014	2013
Unrecognized tax benefits balance at January 1	$113	$391	$294
Gross increases for tax positions of prior years	773	—	232
Gross decreases for tax positions of prior years	—	(21)	—
Settlements	(302)	(257)	(135)
Unrecognized tax benefits balance at December 31	$584	$113	$391
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2015 and 2014, the Company had $102,171 and $65,772 of accrued interest and penalties related to uncertain tax positions, respectively.
The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized was $583,977 as of December 31, 2015 and $113,032 as of December 31, 2014. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.
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

The Company is subject to taxation in the United States and various state jurisdictions. The Company is also subject to taxation in the United Kingdom. In the United States, federal returns for fiscal years 2012 through 2015 remain open and subject to examination by the IRS. The Company files and remits state income taxes in various states where the Company has determined it is required to file state income taxes. The Company’s filings with those states remain open for audit for the fiscal years 2010 through 2015. In the United Kingdom, the Company’s filings remain open for audit for the fiscal years 2014 and 2015.
The federal income tax returns of The Wright Insurance Group are currently under IRS audit for the year ended December 31, 2013 and the short period ended May 1, 2014. Also during 2015, the previously disclosed 2013 IRS audit of Beecher Carlson Holding, Inc. was closed with no adjustments. The Company’s 2009 through 2012 State of Oregon tax returns were under audit in 2014. The audit was settled in early 2015 with the State of Oregon for an insignificant amount. The Company is currently under audit in the State of Kansas for fiscal years 2012 through 2014.  There are no other federal or state income tax audits as of December 31, 2015.
NOTE 10· Employee Savings Plan
The Company has an Employee Savings Plan (401(k)) in which substantially all employees with more than 30 days of service are eligible to participate. Under this plan, Brown & Brown makes matching contributions of up to 4.0% of each participant’s annual compensation. Prior to 2014, the Company’s matching contribution was up to 2.5% of each participant’s annual compensation with a discretionary profit-sharing contribution each year, which equaled 1.5% of each eligible employee’s compensation. The Company’s contributions to the plan totaled $17.8 million in 2015, $15.8 million in 2014, and $14.8 million in 2013.
NOTE 11· Stock-Based Compensation
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
At December 31, 2015, 5,266,707 shares had been granted under the PSP. As of December 31, 2015, 8,000 shares had not met the first condition for vesting, 1,594,214 shares had met the first condition of vesting and had been awarded, and 3,664,493 shares had satisfied both conditions of vesting and had been distributed to participants. Of the shares that have not vested as of December 31, 2015, the initial stock prices ranged from $8.75 to $25.68.
The Company uses a path-dependent lattice model to estimate the fair value of PSP grants on the grant date.

A summary of PSP activity for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Weighted- Average Grant Date Fair Value	Granted Shares	Awarded Shares	Shares Not Yet Awarded
Outstanding at January 1, 2013	$8.72	3,691,022	2,394,505	1,296,517
Granted	$—	—	—	—
Awarded	$10.25	—	122,021	(122,021)
Vested	$4.01	(119,364)	(119,364)	—
Forfeited	$8.73	(1,200,371)	(101,310)	(1,099,061)
Outstanding at December 31, 2013	$8.62	2,371,287	2,295,852	75,435
Granted	$—	—	—	—
Awarded	$—	—	—	—
Vested	$16.76	(277,009)	(277,009)	—
Forfeited	$9.75	(165,647)	(115,630)	(50,017)
Outstanding at December 31, 2014	$8.71	1,928,631	1,903,213	25,418
Granted	$—	—	—	—
Awarded	$—	—	—	—
Vested	$5.55	(208,889)	(208,889)	—
Forfeited	$9.78	(117,528)	(100,110)	(17,418)
Outstanding at December 31, 2015	$9.03	1,602,214	1,594,214	8,000
The total fair value of PSP grants that vested during each of the years ended December 31, 2015, 2014 and 2013 was $6.8 million, $8.4 million and $3.7 million, respectively.
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
In 2015, 481,166 shares were granted under the SIP. Of the shares granted in 2015, 158,958 shares will vest upon the grantees’ completion of between five and seven years of service with the Company, and because grantees have the right to vote the shares and receive dividends immediately after the date of grant these shares are considered awarded and outstanding under the two-class method. As of December 31, 2015, no shares had met the first condition for vesting.
Additionally, non-employee members of the Board of Directors received shares annually issued pursuant to the SIP as part of their annual compensation. A total of 36,919 SIP shares were issued to these directors in 2011 and 2012, of which 11,682 were issued in January 2011, 12,627 in January 2012, and 12,610 in December 2012. The shares issued in December 2012 were issued at that earlier time rather than in January 2013 pursuant to action of the Board of Directors. No additional shares were granted or issued to the non-employee members of the Board of Directors in 2013. A total of 9,870 shares were issued to these directors in January 2014 and 15,700 shares were issued in January 2015.
At December 31, 2015, 2,793,832 shares were available for future grants.
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
A summary of SIP activity for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Weighted- Average Grant Date Fair Value	Granted Shares	Awarded Shares	Shares Not Yet Awarded
Outstanding at January 1, 2013	$22.91	3,157,311	37,408	3,119,903
Granted	$31.95	3,719,974	—	3,719,974
Awarded	$30.71	—	966,215	(966,215)
Vested	$—	—	—	—
Forfeited	$23.88	(271,184)	(7,906)	(263,278)
Outstanding at December 31, 2013	$27.96	6,606,101	995,717	5,610,384
Granted	$31.02	422,572	113,088	309,484
Awarded	$—	—	—	—
Vested	$—	—	—	—
Forfeited	$27.41	(369,626)	(47,915)	(321,711)
Outstanding at December 31, 2014	$28.19	6,659,047	1,060,890	5,598,157
Granted	$31.74	481,166	164,646	316,520
Awarded	$—	—	—	—
Vested	$—	—	—	—
Forfeited	$26.32	(863,241)	(95,542)	(767,699)
Outstanding at December 31, 2015	$28.74	6,276,972	1,129,994	5,146,978
Employee Stock Purchase Plan
The Company has a shareholder-approved Employee Stock Purchase Plan (“ESPP”) with a total of 17,000,000 authorized shares of which 5,194,928 were available for future subscriptions as of December 31, 2015. Employees of the Company who regularly work more than 20 hours per week are eligible to participate in the ESPP. Participants, through payroll deductions, may allot up to 10% of their compensation, up to a maximum of $25,000, to purchase Company stock between August 1st of each year and the following July 31st (the “Subscription Period”) at a cost of 85% of the lower of the stock price as of the beginning or end of the Subscription Period.
The Company estimates the fair value of an ESPP share option as of the beginning of the Subscription Period as the sum of: (1) 15% of the quoted market price of the Company’s stock on the day prior to the beginning of the Subscription Period, and (2) 85% of the value of a one-year stock option on the Company stock using the Black-Scholes option-pricing model. The estimated fair value of an ESPP share option as of the Subscription Period beginning in August 2015 was $6.43. The fair values of an ESPP share option as of the Subscription Periods beginning in August 2014 and 2013, were $6.39 and $8.36, respectively.
For the ESPP plan years ended July 31, 2015, 2014 and 2013, the Company issued 539,389, 512,521, and 487,672 shares of common stock, respectively. These shares were issued at an aggregate purchase price of $14.4 million, or $26.62 per share, in 2015, $13.4 million, or $26.16 per share, in 2014, and $10.5 million, or $21.44 per share, in 2013.

For the five months ended December 31, 2015, 2014 and 2013 (portions of the 2015-2016, 2014-2015 and 2013-2014 plan years), 231,803; 235,794; and 222,526 shares of common stock (from authorized but unissued shares), respectively, were subscribed to by ESPP participants for proceeds of approximately $6.8 million, $6.3 million and $5.9 million, respectively.
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
A summary of stock option activity for the years ended December 31, 2015, 2014 and 2013 is as follows:

Stock Options	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2013	738,792	$18.39	4.9	$8,891
Granted	—	$—
Exercised	(115,847)	$17.56
Forfeited	—	$—
Expired	—	$—
Outstanding at December 31, 2013	622,945	$18.55	4.1	$7,289
Granted	—	$—
Exercised	(106,589)	$18.48
Forfeited	(46,000)	$18.48
Expired	—	$—
Outstanding at December 31, 2014	470,356	$18.57	3.1	$5,087
Granted	—	$—
Exercised	(151,767)	$18.48
Forfeited	(49,000)	$19.36
Expired	—	$—
Outstanding at December 31, 2015	269,589	$18.48	2.2	$2,395
Ending vested and expected to vest at December 31, 2015	269,589	$18.48	2.2	$2,395
Exercisable at December 31, 2015	164,589	$18.48	2.2	$2,241
Exercisable at December 31, 2014	316,356	$18.48	3.2	$4,565
Exercisable at December 31, 2013	422,945	$18.48	4.2	$5,460

The following table summarizes information about stock options outstanding at December 31, 2015:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$18.48	269,589	2.2	$18.48	164,589	$18.48
Totals	269,589	2.2	$18.48	164,589	$18.48
The total intrinsic value of options exercised, determined as of the date of exercise, during the years ended December 31, 2015, 2014 and 2013 was $2.2 million, $1.3 million and $1.6 million, respectively. The total intrinsic value is calculated as the difference between the exercise price of all underlying awards and the quoted market price of the Company’s stock for all in-the-money stock options at December 31, 2015, 2014 and 2013, respectively.
There are no option shares available for future grant under the ISOP since this plan expired as of December 31, 2008.
Summary of Non-Cash Stock-Based Compensation Expense
The non-cash stock-based compensation expense for the years ended December 31 is as follows:

(in thousands)	2015	2014	2013
Stock Incentive Plan	$11,111	$14,447	$15,934
Employee Stock Purchase Plan	3,430	2,425	3,538
Performance Stock Plan	972	2,354	2,310
Incentive Stock Option Plan	—	137	821
Total	$15,513	$19,363	$22,603
Summary of Unrecognized Compensation Expense
As of December 31, 2015, there was approximately $115.0 million of unrecognized compensation expense related to all non-vested share-based compensation arrangements granted under the Company’s stock-based compensation plans. That expense is expected to be recognized over a weighted-average period of 5.1 years.
NOTE 12· Supplemental Disclosures of Cash Flow Information and Non-Cash Financing and Investing Activities
Our Restricted Cash balance is comprised of funds held in separate premium trust accounts as required by state law or, in some cases, per agreement with our carrier partners.  In the second quarter of 2015, certain balances that had previously been reported as held in restricted premium trust accounts were reclassified as non-restricted as they were not restricted by state law or by contractual agreement with a carrier. The resulting impact of this change was a reduction in the balance reported on our Consolidated Balance Sheet as Restricted Cash and Investments and a corresponding increase in the balance reported as Cash and Cash Equivalents of approximately $33.0 million as of December 31, 2015 as compared to the corresponding account balances as of December 31, 2014 of $32.2 million which was reflected as Restricted Cash. While these referenced funds are not restricted, they do represent premium payments from customers to be paid to insurance carriers and this change in classification should not be viewed as a source of operating cash.

	For the Year Ended December 31,
(in thousands)	2015	2014	2013
Cash paid during the period for:
Interest	$37,542	$25,115	$16,501
Income taxes	$132,874	$118,290	$110,190

Brown & Brown’s significant non-cash investing and financing activities are summarized as follows:

	For the Year Ended December 31,
(in thousands)	2015	2014	2013
Other payables issued for purchased customer accounts	$10,029	$1,930	$1,425
Estimated acquisition earn-out payables and related charges	$36,899	$33,229	$5,091
Notes received on the sale of fixed assets and customer accounts	$7,755	$6,340	$1,108
NOTE 13· Commitments and Contingencies
Operating Leases
Brown & Brown leases facilities and certain items of office equipment under non-cancelable operating lease arrangements expiring on various dates through 2042. The facility leases generally contain renewal options and escalation clauses based upon increases in the lessors’ operating expenses and other charges. Brown & Brown anticipates that most of these leases will be renewed or replaced upon expiration. At December 31, 2015, the aggregate future minimum lease payments under all non-cancelable lease agreements were as follows:

(in thousands)
2016	$40,900
2017	37,109
2018	31,612
2019	25,962
2020	21,283
Thereafter	38,406
Total minimum future lease payments	$195,272
Rental expense in 2015, 2014 and 2013 for operating leases totaled $46.0 million, $49.0 million, and $43.0 million, respectively.
Legal Proceedings
The Company records losses for claims in excess of the limits of, or outside the coverage of, applicable insurance at the time and to the extent they are probable and estimable. In accordance with ASC Topic 450-Contingencies, the Company accrues anticipated costs of settlement, damages, losses for liability claims and, under certain conditions, costs of defense, based on historical experience or to the extent specific losses are probable and estimable. Otherwise, the Company expenses these costs as incurred. If the best estimate of a probable loss is a range rather than a specific amount, the Company accrues the amount at the lower end of the range.
The Company’s accruals for legal matters that were probable and estimable were not material at December 31, 2015 and 2014. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could adversely impact the Company’s operating results, cash flows and overall liquidity. The Company maintains third-party insurance policies to provide coverage for certain legal claims, in an effort to mitigate its overall exposure to unanticipated claims or adverse decisions. However, as (i) one or more of the Company’s insurance carriers could take the position that portions of these claims are not covered by the Company’s insurance, (ii) to the extent that payments are made to resolve claims and lawsuits, applicable insurance policy limits are eroded and (iii) the claims and lawsuits relating to these matters are continuing to develop, it is possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by unfavorable resolutions of these matters. Based on the AM Best Company ratings of these third-party insurers, management does not believe there is a substantial risk of an insurer’s material nonperformance related to any current insured claims.
On the basis of current information, the availability of insurance and legal advice, in management’s opinion, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, would have a material adverse effect on its financial condition, operations and/or cash flows.

NOTE 14· Quarterly Operating Results (Unaudited)
Quarterly operating results for 2015 and 2014 were as follows:

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
Total revenues	$404,298	$419,447	$432,167	$404,597
Total expenses	$310,520	$318,533	$319,337	$309,560
Income before income taxes	$93,778	$100,914	$112,830	$95,037
Net income	$56,951	$61,005	$67,427	$57,935
Net income per share:
Basic	$0.40	$0.43	$0.48	$0.41
Diluted	$0.39	$0.43	$0.47	$0.41
2014
Total revenues	$363,594	$397,764	$421,418	$393,020
Total expenses	$276,757	$295,983	$308,733	$354,574	(1)
Income before income taxes	$86,837	$101,781	$112,685	$38,446	(1)
Net income	$52,415	$61,755	$68,331	$24,395	(1)
Net income per share:
Basic	$0.36	$0.43	$0.47	$0.17
Diluted	$0.36	$0.42	$0.47	$0.17

(1)
The Company recognized a pre-tax loss on disposal of $47.4 million as a result of the sale of Axiom effective December 31, 2014. The sale was part of the Company’s strategy to exit the reinsurance brokerage business.

Quarterly financial results are affected by seasonal variations. The timing of the Company’s receipt of profit-sharing contingent commissions, policy renewals and acquisitions may cause revenues, expenses and net income to vary significantly between quarters.
NOTE 15· Segment Information
Brown & Brown’s business is divided into four reportable segments: (1) the Retail Segment, which provides a broad range of insurance products and services to commercial, public and quasi-public entities, and to professional and individual customers; (2) the National Programs Segment, which acts as a MGA, provides professional liability and related package products for certain professionals, a range of insurance products for individuals, flood coverage, and targeted products and services designated for specific industries, trade groups, governmental entities and market niches, all of which are delivered through nationwide networks of independent agents, and Brown & Brown retail agents; (3) the Wholesale Brokerage Segment, which markets and sells excess and surplus commercial and personal lines insurance, primarily through independent agents and brokers, as well as Brown & Brown retail agents; and (4) the Services Segment, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare Set-aside services, Social Security disability and Medicare benefits advocacy services and claims adjusting services.
Brown & Brown conducts all of its operations within the United States of America, except for a wholesale brokerage operation based in London, England, and retail operations in Bermuda and the Cayman Islands. These operations earned $13.4 million, $13.3 million and $12.2 million of total revenues for the years ended December 31, 2015, 2014 and 2013, respectively. Long-lived assets held outside of the United States during each of these three years were not material.
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
Segment results for prior periods have been recast to reflect the current year segmental structure. Certain reclassifications have been made to the prior-year amounts reported in this Annual Report on Form 10-K in order to conform to the current year presentation.

	For the year ended December 31, 2015
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$870,346	$428,734	$216,996	$145,365	$(932)	$1,660,509
Investment income	$87	$210	$150	$42	$515	$1,004
Amortization	$45,145	$28,479	$9,739	$4,019	$39	$87,421
Depreciation	$6,558	$7,250	$2,142	$1,988	$2,952	$20,890
Interest expense	$41,036	$55,705	$891	$5,970	$(64,354)	$39,248
Income before income taxes	$181,938	$67,673	$64,708	$19,713	$68,527	$402,559
Total assets	$3,507,476	$2,505,752	$895,782	$285,459	$(2,181,730)	$5,012,739
Capital expenditures	$6,797	$6,001	$3,084	$1,088	$1,405	$18,375

	For the year ended December 31, 2014
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$823,686	$404,239	$211,911	$136,558	$(598)	$1,575,796
Investment income	$67	$164	$26	$3	$487	$747
Amortization	$42,935	$25,129	$10,703	$4,135	$39	$82,941
Depreciation	$6,449	$7,805	$2,470	$2,213	$1,958	$20,895
Interest expense	$43,502	$49,663	$1,294	$7,678	$(73,729)	$28,408
Income before income taxes	$157,491	$73,178	$8,276	$17,870	$82,934	$339,749
Total assets	$3,229,484	$2,455,749	$857,804	$296,034	$(1,882,613)	$4,956,458
Capital expenditures	$6,873	$14,133	$1,526	$1,210	$1,181	$24,923

	For the year ended December 31, 2013
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$737,349	$301,372	$193,710	$131,489	$(641)	$1,363,279
Investment income	$82	$19	$22	$1	$514	$638
Amortization	$38,523	$14,953	$10,719	$3,698	$39	$67,932
Depreciation	$5,874	$5,492	$2,674	$1,623	$1,822	$17,485
Interest expense	$34,658	$24,014	$2,316	$7,322	$(51,870)	$16,440
Income before income taxes	$161,787	$61,223	$47,501	$25,791	$61,307	$357,609
Total assets	$3,012,688	$1,377,404	$865,731	$277,652	$(1,883,967)	$3,649,508
Capital expenditures	$6,886	$4,810	$1,825	$1,811	$1,034	$16,366

NOTE 16· Losses and Loss Adjustment Reserve
Although the reinsurers are liable to the Company for amounts reinsured, our subsidiary, Wright Flood remains primarily liable to its policyholders for the full amount of the policies written whether or not the reinsurers meet their obligations to the Company when they become due. The effects of reinsurance on premiums written and earned at December 31 are as follows:

	2015		2014
(in thousands)	Written	Earned	Written	Earned
Direct premiums	$599,828	$610,753	$439,828	$408,056
Assumed premiums	—	18	(1)	199
Ceded premiums	599,807	610,750	439,819	408,246
Net premiums	$21	$21	$8	$8
All premiums written by Wright Flood under the National Flood Insurance Program are 100% ceded to FEMA, for which Wright Flood received a 30.8% expense allowance from January 1, 2015 through September 30, 2015 and 30.9% from October 1, 2015 through December 31, 2015. As of December 31, 2015 and 2014, the Company ceded $598.4 million and $439.1 million of written premiums, respectively.
Effective April 1, 2014, Wright Flood is also a party to a quota share agreement whereby it cedes 100% of its gross excess flood premiums, which excludes fees, to Arch Reinsurance Company and receives a 30.5% commission. Wright Flood ceded $1.4 million and $0.8 million for the years ended December 31, 2015 and 2014. No loss data exists on this agreement.
Wright Flood also ceded 100%, to Arch Reinsurance Company, of the Homeowners, Private Passenger Auto Liability, and Other Liability Occurrence to Stillwater Insurance Company, formerly known as Fidelity National Insurance Company. This business is in runoff. Therefore, only loss data still exists on this business. As of December 31, 2015, ceded unpaid losses and loss adjustment expenses for Homeowners, Private Passenger Auto Liability and Other Liability Occurrence was $8,698, $16,132 and $4,179, respectively. The incurred but not reported balance was $10,335 for Homeowners, $14,383 for Private Passenger Auto Liability and $8,456 for Other Liability Occurrence.
The reinsurance recoverable balance as of December 31, 2015 was $341.6 million and was comprised of recoverables on unpaid losses and loss expenses of $32.0 million and prepaid reinsurance premiums of $309.6 million. The reinsurance recoverable balance as of December 31, 2014 was $333.6 million that is comprised of recoverables on unpaid losses and loss expenses of $13.0 million and prepaid reinsurance premiums of $320.6 million There was no net activity in the reserve for losses and loss adjustment expense for the years ended December 31, 2015 and 2014, as Wright Flood’s direct premiums written were 100% ceded to three reinsurers. The balance of the reserve for losses and loss adjustment expense, excluding related reinsurance recoverable was $32.0 million as of December 31, 2015 and $13.0 million as of December 31, 2014.
NOTE 17· Statutory Financial Information
Wright Flood maintains minimum amounts of statutory capital and surplus of $7.5 million as required by regulatory authorities. Wright Flood’s statutory capital and surplus exceeded their respective minimum statutory requirements. The statutory capital and surplus of Wright Flood was $15.1 million as of December 31, 2015 and $10.9 million as of December 31, 2014. As of December 31, 2015 and 2014, Wright Flood generated statutory net income of $4.1 million and $2.3 million, respectively.
NOTE 18· Subsidiary Dividend Restrictions
Under the insurance regulations of Texas, the maximum amount of ordinary dividends that Wright Flood can pay to shareholders in a rolling twelve month period is limited to the greater of 10% of statutory adjusted capital and surplus as shown on Wright Flood’s last annual statement on file with the superintendent of the Texas Department of Insurance or 100% of adjusted net income. As an extraordinary dividend of $7.0 million was paid on May 20, 2014, no ordinary dividend could be paid until May 21, 2015. There was no dividend payout in 2015 and the maximum dividend payout that may be made in 2016 without prior approval is $4.1 million.
NOTE 19· Shareholders’ Equity
On July 18, 2014, the Company’s Board of Directors authorized the repurchase of up to $200.0 million of its shares of common stock. This was in addition to the $25.0 million that was authorized in the first quarter and executed in the second quarter of 2014. On September 2, 2014, the Company entered into an accelerated share repurchase agreement (“ASR”) with an investment bank to purchase an aggregate $50.0 million of the Company’s common stock. The total number of shares purchased under the ASR of 1,539,760 was determined upon settlement of the final delivery and was based on the Company’s volume weighted average price per its common share over the ASR period less a discount.
On March 5, 2015, the Company entered into an ASR with an investment bank to purchase an aggregate $100.0 million of the Company’s common stock. As part of the ASR, the Company received an initial delivery of 2,667,992 shares of the Company’s common stock with a fair market value of approximately $85.0 million. On August 6, 2015, the Company was notified by its investment bank that the March 5, 2015 ASR agreement between the Company and the investment bank had been completed in accordance with the terms of the agreement. The investment bank delivered to the Company an additional 391,637 shares of the Company’s common stock for a total of 3,059,629 shares repurchased under the agreement. The delivery of the remaining 391,637 shares occurred on August 11, 2015. At the conclusion of this contract the Company had authorization for $50.0 million of share repurchases under the original Board authorization.
On July 20, 2015, the Company’s Board of Directors authorized the repurchase of up to an additional $400.0 million of the Company’s outstanding common stock. With this authorization, the Company had total available approval to repurchase up to $450 million, in the aggregate, of the Company’s outstanding common stock.
On November 11, 2015, the Company entered into a third ASR with an investment bank to purchase an aggregate $75 million of the Company’s common stock. The Company received an initial delivery of 1,985,981 shares of the Company’s common stock with a fair market value of approximately $63.75 million. On January 6, 2016 this agreement was completed by the investment bank with the delivery of 363,209 shares of the Company’s common stock. After completion of this third ASR, the Company has approval to repurchase up to $375.0 million, in the aggregate, of the Company’s outstanding common stock.
Under the authorization from the Company’s Board of Directors, shares may be purchased from time to time, at the Company’s discretion and subject to the availability of stock, market conditions, the trading price of the stock, alternative uses for capital, the Company’s financial performance and other potential factors. These purchases may be carried out through open market purchases, block trades, accelerated share repurchase plans of up to $100.0 million each (unless otherwise approved by the Board of Directors), negotiated private transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Brown & Brown, Inc.
Daytona Beach, Florida
We have audited the accompanying consolidated balance sheets of Brown & Brown, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brown & Brown, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants
Miami, Florida
February 25, 2016

ITEM 9. Changes in and Disagreements with Accountants and Financial Disclosure.
There were no changes in or disagreements with accountants on accounting and financial disclosure in 2015.
ITEM 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation (the “Evaluation”) required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of December 31, 2015. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosures.
Changes in Internal Controls
There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
CEO and CFO Certifications
Exhibits 31.1 and 31.2 are the Certifications of the CEO and the CFO, respectively. The Certifications are supplied in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This Item 9A of this Annual Report on Form 10-K is the information concerning the evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Brown & Brown, Inc.
Daytona Beach, Florida
We have audited the internal control over financial reporting of Brown & Brown, Inc. and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Spain Agency, Inc, Strategic Benefit Advisors, LLC, Bellingham Underwriters, Inc., MBA Insurance Agency of Arizona, Inc. and Smith Insurance, Inc. (collectively the “2015 Excluded Acquisitions”), which were acquired during 2015 and whose financial statements constitute 2.91% of total assets, 1.03% of revenues, and (0.03%) of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2015. Accordingly, our audit did not include the internal control over financial reporting of the 2015 Excluded Acquisitions. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 25, 2016 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants
Miami, Florida
February 25, 2016

Management’s Report on Internal Control Over Financial Reporting
The management of Brown & Brown, Inc. and its subsidiaries (“Brown & Brown”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including Brown & Brown’s principal executive officer and principal financial officer, Brown & Brown conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
In conducting Brown & Brown’s evaluation of the effectiveness of its internal control over financial reporting, Brown & Brown has excluded the following acquisitions completed during 2015: Spain Agency, Inc, Strategic Benefit Advisors, LLC, Bellingham Underwriters, Inc., MBA Insurance Agency of Arizona, Inc. and Smith Insurance, Inc. (collectively the “2015 Excluded Acquisitions”), which were acquired during 2015 and whose financial statements constitute 2.91% of total assets, 1.03% of revenues, and (0.03%) of net income of the Consolidated Financial Statement amounts as of and for the year ended December 31, 2015. Refer to Note 2 to the Consolidated Financial Statements for further discussion of these acquisitions and their impact on Brown & Brown’s Consolidated Financial Statements.
Based on Brown & Brown’s evaluation under the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that internal control over financial reporting was effective as of December 31, 2015. Management’s internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Brown & Brown, Inc.
Daytona Beach, Florida
February 25, 2016

/s/ J. Powell Brown	/s/ R. Andrew Watts
J. Powell Brown Chief Executive Officer	R. Andrew Watts Executive Vice President, Chief Financial Officer and Treasurer

ITEM 9B. Other Information.
None
PART III
ITEM 10. Directors, Executive Officers and Corporate Governance.
The information required by this item regarding directors and executive officers is incorporated herein by reference to our definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Shareholders to be held in 2016 (the “2016 Proxy Statement”) under the headings “Management” and “Section 16(a) Beneficial Ownership Reporting.” We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, and controller. A copy of our Code of Ethics for our Chief Executive Officer and our Senior Financial Officers and a copy of our Code of Business Conduct and Ethics applicable to all employees are posted on our Internet website, at www.bbinsurance.com, and are also available upon written request directed to Corporate Secretary, 220 Brown & Brown, Inc., South Ridgewood Avenue, Daytona Beach, Florida 32114, or by telephone to (386)-239-5752. Any approved amendments to, or waiver of, any provision of the Code of Business Conduct and Ethics will be posted on our website at the above address.
ITEM 11. Executive Compensation.
The information required by this item is incorporated herein by reference to the 2016 Proxy Statement under the heading “Executive Compensation.”
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.
The information required by this item is incorporated herein by reference to the 2016 Proxy Statement under the heading “Security Ownership of Management and Certain Beneficial Owners.”
Information regarding equity compensation plans required by this item is included in Item 5 of Part II of this report and is incorporated into this item by reference.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated herein by reference to the 2016 Proxy Statement under the heading “Management-Certain Relationships and Related Transactions.”
ITEM 14. Principal Accounting Fees and Services.
The information required by this item is incorporated herein by reference to the 2016 Proxy Statement under the heading “Fees Paid to Deloitte & Touche LLP.”
PART IV
ITEM 15. Exhibits and Financial Statements Schedules.
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

10.4(a)	Employment Agreement, dated and effective as of July 1, 2009 between the Registrant and J. Hyatt Brown (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2009).*

10.4(b)
Executive Employment Agreement, effective as of February 17, 2014, between the Registrant and R. Andrew Watts (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2014).*

10.4(c)
Transition Equity Bonus Performance-Triggered Stock Grant Agreement, effective as of February 17, 2014, between the Registrant and R. Andrew Watts (incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended March 31, 2014).*

10.4(d)	Form of Employment Agreement (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2014).*

10.5	Registrant’s 2000 Incentive Stock Option Plan for Employees (incorporated by reference to Exhibit 4 to Registration Statement No. 333-43018 on Form S-8 filed on August 3, 2000).*

10.6(a)	Registrant’s Stock Performance Plan (incorporated by reference to Exhibit 4 to Registration Statement No. 333-14925 on Form S-8 filed on October 28, 1996).*

10.6(b)	Registrant’s Stock Performance Plan as amended, effective January 23, 2008 (incorporated by reference to Exhibit 10.6(b) to Form 10-K for the year ended December 31, 2007).*

10.6(c)	Registrant’s Stock Performance Plan as amended, effective July 21, 2009 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2009).*

10.7	Registrant’s 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 24, 2016).*

10.8(a)	Form of Performance-Based Stock Grant Agreement under 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended December 31, 2010).*

10.8(b)	Form of Performance-Triggered Stock Grant Agreement under 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 8, 2013).*

10.8(c)	Form of Director Stock Grant Agreement

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

10.14
Agreement and Plan of Merger by and among The Wright Insurance Group, LLC, the Registrant, Brown & Brown Acquisition Group, LLC and Teiva Securityholders Representative, LLC, solely in its capacity as the Representative dated January 15, 2014 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2014).

10.15
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
* Management Contract or Compensatory Plan or Arrangement

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROWN & BROWN, INC. Registrant
Date: February 25, 2016	By:	/s/ J. Powell Brown
J. Powell Brown
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ J. Powell Brown	Director; President and Chief Executive Officer (Principal Executive Officer)	February 25, 2016
J. Powell Brown

/s/ R. Andrew Watts	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 25, 2016
R. Andrew Watts

*	Chairman of the Board	February 25, 2016
J. Hyatt Brown

*	Director	February 25, 2016
Samuel P. Bell, III

*	Director	February 25, 2016
Hugh M. Brown

*	Director	February 25, 2016
Bradley Currey, Jr.

*	Director	February 25, 2016
Theodore J. Hoepner

*	Director	February 25, 2016
James S. Hunt

*	Director	February 25, 2016
Toni Jennings

*	Director
Timothy R.M. Main		February 25, 2016

*	Director	February 25, 2016
H. Palmer Proctor, Jr.

*	Director	February 25, 2016
Wendell Reilly

*	Director	February 25, 2016
Chilton D. Varner

*By:	/s/ Robert W. Lloyd
Robert W. Lloyd Attorney-in-Fact