Form 10-K/A
period 2015-12-31
BROWN & BROWN INC
filed 2016-02-29
CIK 79282

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

BROWN & BROWN, INC.
ANNUAL REPORT ON FORM 10-K/A
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

Explanatory Note
On February 25, 2016, Brown & Brown, Inc. (the “Company”) filed its annual report on Form 10-K for the fiscal year ended December 31, 2015 (the “2015 Form 10-K”).  The sole purpose of this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is to file the Consent of Independent Registered Public Accounting Firm to replace an earlier version of the consent that was inadvertently filed as Exhibit 23 of the 2015 Form 10-K due to a clerical filing error.
Except as described above, no changes have been made to the 2015 Form 10-K, and this Amendment No. 1 does not modify, amend or update in any way any of the financial or other information contained in the 2015 Form 10-K. This Amendment No. 1 does not reflect events that may have occurred subsequent to February 25, 2016. Accordingly, this Amendment No. 1 should be read in conjunction with the 2015 Form 10-K.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications of the Company’s Chief Executive Officer and Chief Financial Officer, which are filed as exhibits hereto.

PART IV
ITEM 15. Exhibits and Financial Statements Schedules.
3. Exhibits
The following exhibits are filed as a part of this Amendment No. 1:

23	Consent of Deloitte & Touche LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	Section 1350 Certification by the Chief Financial Officer of the Registrant.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROWN & BROWN, INC. Registrant
Date: February 29, 2016	By:	/s/ J. Powell Brown
J. Powell Brown
Chief Executive Officer

4