Form 10-Q
period 2016-03-31
BROWN & BROWN INC
filed 2016-05-06
CIK 79282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s common stock, $0.10 par value, outstanding as of May 3, 2016 was 140,022,014.

BROWN & BROWN, INC.

Disclosure Regarding Forward-Looking Statements
Brown & Brown, Inc., together with its subsidiaries (collectively, “we,” “Brown & Brown” or the “Company”), makes “forward-looking statements” within the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995, as amended, throughout this report and in the documents we incorporate by reference into this report. You can identify these statements by forward-looking words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “plan” and “continue” or similar words. We have based these statements on our current expectations about potential future events. Although we believe the expectations expressed in the forward-looking statements included in this Quarterly Report on Form 10-Q and the reports, statements, information and announcements incorporated by reference into this report are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. Many of these factors have previously been identified in filings or statements made by us or on our behalf. Important factors which could cause our actual results to differ materially from the forward-looking statements in this report include but are not limited to the following items, in addition to those matters described in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

•	Future prospects;

•	Material adverse changes in economic conditions in the markets we serve and in the general economy;

•	Downward commercial property and casualty premium pressures;

•	Future regulatory actions and conditions in the states in which we conduct our business;

•
The occurrence of adverse economic conditions, an adverse regulatory climate, or a disaster in California, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Massachusetts, Michigan, New Jersey, New York, North Carolina, Oregon, Pennsylvania, Texas, Virginia and Washington, because a significant portion of business written by us is for customers located in these states;

•	Our ability to attract, retain and enhance qualified personnel;

•	Competition from others in or entering into the insurance agency, wholesale brokerage, insurance programs and service business;

•	The integration of our operations with those of businesses or assets we have acquired or may acquire in the future and the failure to realize the expected benefits of such integration;

•
Risks that could negatively affect our acquisition strategy, including continuing consolidation among insurance intermediaries and the increasing presence of private equity investors driving up valuations;

•	Exposure units, and premium rates set by insurance companies which have traditionally varied and are difficult to predict;

•	Our ability to forecast liquidity needs through at least the end of 2016;

•	Our ability to renew or replace expiring leases;

•	Outcomes of existing or future legal proceedings and governmental investigations;

•	Policy cancellations and renewal terms, which can be unpredictable;

•	Potential changes to the tax rate that would affect the value of deferred tax assets and liabilities and the impact on income available for investment or distributable to shareholders;

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

PART I — FINANCIAL INFORMATION
ITEM 1 — Financial Statements (Unaudited)
BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands, except per share data)	For the three months ended March 31,
	2016	2015
REVENUES
Commissions and fees	$422,335	$403,781
Investment income	418	220
Other income, net	1,420	297
Total revenues	424,173	404,298
EXPENSES
Employee compensation and benefits	224,059	211,662
Other operating expenses	63,605	61,093
Gain on disposal	(2,044)	(257)
Amortization	21,610	21,625
Depreciation	5,318	5,183
Interest	9,897	9,851
Change in estimated acquisition earn-out payables	(821)	1,363
Total expenses	321,624	310,520
Income before income taxes	102,549	93,778
Income taxes	40,479	36,827
Net income	$62,070	$56,951
Net income per share:
Basic	$0.45	$0.40
Diluted	$0.44	$0.39
Dividends declared per share	$0.12	$0.11
See accompanying notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except per share data)	March 31, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$401,846	$443,420
Restricted cash and investments	231,075	229,753
Short-term investments	13,880	13,734
Premiums, commissions and fees receivable	430,002	433,885
Reinsurance recoverable	58,129	31,968
Prepaid reinsurance premiums	279,784	309,643
Deferred income taxes	14,127	24,635
Other current assets	67,778	50,351
Total current assets	1,496,621	1,537,389
Fixed assets, net	80,899	81,753
Goodwill	2,615,635	2,586,683
Amortizable intangible assets, net	739,555	744,680
Investments	20,515	18,092
Other assets	39,735	35,882
Total assets	$4,992,960	$5,004,479
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Premiums payable to insurance companies	$554,527	$574,736
Losses and loss adjustment reserve	58,129	31,968
Unearned premiums	279,784	309,643
Premium deposits and credits due customers	89,336	83,098
Accounts payable	77,912	63,910
Accrued expenses and other liabilities	143,176	192,067
Current portion of long-term debt	80,492	73,125
Total current liabilities	1,283,356	1,328,547
Long-term debt less unamortized discount and debt issuance costs	1,058,327	1,071,618
Deferred income taxes, net	363,583	360,949
Other liabilities	89,161	93,589
Shareholders’ Equity:
Common stock, par value $0.10 per share; authorized 280,000 shares; issued 147,967 shares and outstanding 140,173 shares at 2016, issued 146,415 shares and outstanding 138,985 shares at 2015	14,797	14,642
Additional paid-in capital	441,243	426,498
Treasury stock, at cost 7,794 and 7,430 shares at 2016 and 2015, respectively	(250,025)	(238,775)
Retained earnings	1,992,518	1,947,411
Total shareholders’ equity	2,198,533	2,149,776
Total liabilities and shareholders’ equity	$4,992,960	$5,004,479
See accompanying notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS(UNAUDITED)

	For the three months ended March 31,
(in thousands)	2016	2015
Cash flows from operating activities:
Net income	$62,070	$56,951
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	21,610	21,625
Depreciation	5,318	5,183
Employee compensation and benefits	2,772	6,357
Change in estimated acquisition earn-out payables	(821)	1,363
Deferred income taxes	9,933	6,625
Amortization of debt discount	39	39
Amortization and disposal of deferred financing costs	420	390
Accretion (amortization) of discounts and premiums, investments	18	—
Income tax benefit from exercise of shares from the stock benefit plans	(1,249)	(1,783)
Net gain on sales of investments, fixed assets and customer accounts	(1,911)	(190)
Payments on acquisition earn-outs in excess of original estimated payables	(3,550)	—
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Restricted cash and investments (increase)	(1,322)	(25,040)
Premiums, commissions and fees receivable decrease (increase)	5,229	(5,126)
Reinsurance recoverables (increase)	(26,161)	(64)
Prepaid reinsurance premiums decrease	29,859	29,549
Other assets (increase)	(21,247)	(7,040)
Premiums payable to insurance companies (decrease) increase	(21,139)	18,538
Premium deposits and credits due customers increase (decrease)	6,238	(2,894)
Losses and loss adjustment reserve increase	26,161	64
Unearned premiums (decrease)	(29,859)	(29,549)
Accounts payable increase	22,962	32,019
Accrued expenses and other liabilities (decrease)	(50,034)	(54,100)
Other liabilities (decrease)	(3,436)	(2,215)
Net cash provided by operating activities	31,900	50,702
Cash flows from investing activities:
Additions to fixed assets	(4,252)	(3,727)
Payments for businesses acquired, net of cash acquired	(40,603)	(36,195)
Proceeds from sales of fixed assets and customer accounts	2,467	3,712
Purchases of investments	(10,106)	(7,719)
Proceeds from sales of investments	7,604	9,126
Net cash used in investing activities	(44,890)	(34,803)
Cash flows from financing activities:
Payments on acquisition earn-outs	(5,527)	(4,590)
Payments on long-term debt	(6,875)	(25,000)
Income tax benefit from exercise of shares from the stock benefit plans	1,249	1,783
Issuances of common stock for employee stock benefit plans	916	500
Repurchase stock benefit plan shares for employees to fund tax withholdings	(1,385)	(2,124)
Purchase of treasury stock	(11,250)	(85,000)
Prepayment of accelerated share repurchase program	11,250	(15,000)
Cash dividends paid	(16,962)	(15,785)
Net cash (used in) financing activities	(28,584)	(145,216)
Net (decrease) in cash and cash equivalents	(41,574)	(129,317)
Cash and cash equivalents at beginning of period	443,420	470,048
Cash and cash equivalents at end of period	$401,846	$340,731
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
NOTE 2· Basis of Financial Reporting
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
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
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2015-03, "Simplifying the Presentation of Debt Issuance Costs". The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts, and not recorded as a separate asset. The reason for the change is to align the treatment of debt issuance costs and debt discounts so that both reduce the carrying value of the liability. In August 2015, the FASB clarified that its guidance does not apply to line-of credit arrangements. This guidance requires retrospective application and is effective for fiscal years beginning after December 15, 2015 and for interim periods within those fiscal years, with early adoption permitted. The Company adopted the guidance on January 1, 2016, as required. As a result, the Company retrospectively applied the guidance to the 2015 Consolidated Balance Sheet by reclassifying $8.3 million from other assets to long term debt.
The Company has condensed the presentation of non-cash stock based compensation into the employee compensation and benefits line. The non-cash stock based compensation shown in the 2015 Consolidated Statement of Income was $15.5 million for the full year.
Recently Issued Accounting Pronouncements
In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-08, "Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net)" ("ASU 2016-08") to clarify certain aspects of the principal-versus-agent guidance included in the new revenue standard ASU 2014-09 "Revenue from Contracts with Customers" ("ASU 2014-09"). The FASB issued the ASU in response to concerns identified by stakeholders, including those related to (1) determining the appropriate unit of account under the revenue standard’s principal-versus-agent guidance and (2) applying the indicators of whether an entity is a principal or an agent in accordance with the revenue standard’s control principle. ASU 2016-08 is effective for the Company beginning January 1, 2018. The impact of ASU 2016-08 is currently being evaluated along with ASU 2014-09.

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share Based Payment Accounting" ("ASU 2016-09"), which amends guidance issued in Accounting Standards Codification ("ASC") Topic 718, Compensation – Stock Compensation. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which provides guidance for accounting for leases. Under ASU 2016-02, the Company will be required to recognize the assets and liabilities for the rights and obligations created by leased assets. ASU 2016-02 will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating its leases against the requirements of this pronouncement.
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
In August 2014, FASB issued ASU No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which addresses management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for fiscal years beginning after December 15, 2016 and for interim periods within those fiscal years, with early adoption permitted. The Company does not expect to early adopt this guidance, and it believes the adoption of this guidance will not have an impact on our Consolidated Financial Statements.
In May 2014, FASB issued ASU 2014-09, which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets, and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company beginning January 1, 2018, after FASB voted to delay the effective date by one year. At that time, the Company may adopt the new standard under the full retrospective approach or the modified retrospective approach. The Company is currently evaluating its revenue streams against the requirements of this pronouncement.
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

	For the three months ended March 31,
(in thousands, except per share data)	2016	2015
Net income	$62,070	$56,951
Net income attributable to unvested awarded performance stock	(1,451)	(1,363)
Net income attributable to common shares	$60,619	$55,588
Weighted average number of common shares outstanding – basic	138,793	142,777
Less unvested awarded performance stock included in weighted average number of common shares outstanding – basic	(3,245)	(3,417)
Weighted average number of common shares outstanding for basic earnings per common share	135,548	139,360
Dilutive effect of stock options	1,392	2,127
Weighted average number of shares outstanding – diluted	136,940	141,487
Net income per share:
Basic	$0.45	$0.40
Diluted	$0.44	$0.39

NOTE 4· Business Combinations
During the three months ended March 31, 2016, Brown & Brown acquired the assets and assumed certain liabilities of two insurance intermediaries and all of the stock of one insurance intermediary. Additionally, miscellaneous adjustments were recorded to the purchase price allocation of certain prior acquisitions completed within the last twelve months as permitted by Accounting Standards Codification Topic 805 — Business Combinations (“ASC 805”). Such adjustments are presented in the "Other" category within the following two tables. All of these businesses were acquired primarily to expand Brown & Brown’s core business and to attract and hire high-quality individuals. The recorded purchase price for all acquisitions consummated after January 1, 2009 included an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations will be recorded in the Condensed Consolidated Statement of Income when incurred.
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
Based on the acquisition date and the complexity of the underlying valuation work, certain amounts included in the Company’s Condensed Consolidated Financial Statements may be provisional and thus subject to further adjustments within the permitted measurement period, as defined in ASC 805. For the three months ended March 31, 2016, several adjustments were made within the permitted measurement period that resulted in a decrease in the aggregate purchase price of the affected acquisitions of $1,074,754 relating to the assumption of certain liabilities. These measurement period adjustments have been reflected as current period adjustments in the three months ended March 31, 2016 in accordance with the guidance in ASU 2015-16 "Business Combinations". The measurement period adjustments impacted goodwill, with no effect on earnings or cash in the current period.
Cash paid for acquisitions was $42.7 million and $36.2 million in the three-month periods ended March 31, 2016 and 2015, respectively. We completed three acquisitions (excluding book of business purchases) in the three-month period ended March 31, 2016. We also completed three acquisitions (excluding book of business purchases) in the three-month period ended March 31, 2015.
The following table summarizes the purchase price allocation made as of the date of each acquisition for current year acquisitions and adjustments made during the measurement period for prior year acquisitions. The purchase price allocation for Social Security Advocates for the Disabled ("SSAD") is provisional as it is based upon an initial valuation. The primary areas of the preliminary purchase price allocation for SSAD that are not yet finalized relate to the fair value of certain tangible and intangible assets acquired and liabilities assumed, assets and liabilities related to income taxes and residual goodwill. During the measurement periods, the Company will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. With the Company's adoption of ASU No. 2015-16 in the first fiscal quarter of 2016, these adjustments will be made in the period in which the amounts are determined and the current period income effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date.

(in thousands)
Name	Business Segment	Effective Date of Acquisition	Cash Paid	Note Payable	Other Payable	Recorded Earn-Out Payable	Net Assets Acquired	Maximum Potential Earn- Out Payable
Social Security Advocates for the Disabled (SSAD)	Services	February 1, 2016	$32,499	$492	$—	$971	$33,962	$3,000
Other	Various	Various	10,198	—	300	(365)	10,133	2,474
Total			$42,697	$492	$300	$606	$44,095	$5,474

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition.

(in thousands)	SSAD	Other	Total
Cash	$2,094	$—	$2,094
Other current assets	1,042	337	1,379
Fixed assets	307	42	349
Goodwill	22,294	6,658	28,952
Purchased customer accounts	13,069	3,710	16,779
Non-compete agreements	72	62	134
Total assets acquired	38,878	10,809	49,687
Other current liabilities	(1,686)	(676)	(2,362)
Deferred income tax, net	(3,230)	—	(3,230)
Total liabilities assumed	(4,916)	(676)	(5,592)
Net assets acquired	$33,962	$10,133	$44,095
The weighted average useful lives for the acquired amortizable intangible assets are as follows: purchased customer accounts, 15 years; and non-compete agreements, 5 years.
Goodwill of $28,952,000, which is net of any opening balance sheet adjustments within the allowable measurement period, was allocated to the Retail, National Programs, Wholesale Brokerage and Service Segments in the amounts of $6,704,000, $(70,000), $24,000 and $22,294,000, respectively. Of the total goodwill of $28,952,000, $7,023,000 is currently deductible for income tax purposes and $21,323,000 is non-deductible. The remaining $606,000 relates to the recorded earn-out payables and will not be deductible until it is earned and paid.
For the acquisitions completed during 2016, the results of operations since the acquisition dates have been combined with those of the Company. The total revenues and income before income taxes, including the intercompany cost of capital charge, from the acquisitions completed through March 31, 2016, included in the Condensed Consolidated Statement of Income for the three months ended March 31, 2016, were $2,527,000 and $570,000, respectively. If the acquisitions had occurred as of the beginning of the respective periods, the Company’s results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

(UNAUDITED)	For the three months ended March 31,
(in thousands, except per share data)	2016	2015
Total revenues	$425,179	$407,579
Income before income taxes	$102,873	$94,780
Net income	$62,266	$57,560
Net income per share:
Basic	$0.45	$0.40
Diluted	$0.44	$0.40
Weighted average number of shares outstanding:
Basic	135,548	139,360
Diluted	136,940	141,487

As of March 31, 2016 and 2015, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820-Fair Value Measurement. The resulting additions, payments, and net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the three months ended March 31, 2016 and 2015, were as follows:

	For the three months ended March 31,
(in thousands)	2016	2015
Balance as of the beginning of the period	$78,387	$75,283
Additions to estimated acquisition earn-out payables	606	5,653
Payments for estimated acquisition earn-out payables	(9,077)	(4,590)
Subtotal	69,916	76,346
Net change in earnings from estimated acquisition earn-out payables:
Change in fair value on estimated acquisition earn-out payables	(1,563)	677
Interest expense accretion	742	686
Net change in earnings from estimated acquisition earn-out payables	(821)	1,363
Balance as of March 31,	$69,095	$77,709
Of the $69.1 million estimated acquisition earn-out payables as of March 31, 2016, $23.7 million was recorded as accounts payable and $45.4 million was recorded as other non-current liabilities. Included within the additions to estimated acquisition earn-out payables are any adjustments to opening balance sheet items within the allowable measurement period, which may therefore differ from previously reported amounts.
NOTE 5· Goodwill
Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The Company completed its most recent annual assessment as of November 30, 2015, and identified no impairment as a result of the evaluation.
The changes in the carrying value of goodwill by reportable segment for the three months ended March 31, 2016 are as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Total
Balance as of January 1, 2016	$1,345,636	$901,866	$226,961	$112,220	$2,586,683
Goodwill of acquired businesses	6,704	(70)	24	22,294	28,952
Goodwill of transferred businesses	571	(571)	—	—	—
Balance as of March 31, 2016	$1,352,911	$901,225	$226,985	$134,514	$2,615,635
NOTE 6· Amortizable Intangible Assets
Amortizable intangible assets at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016				December 31, 2015
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (Years)(1)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (Years)(1)
Purchased customer accounts	$1,415,155	$(677,933)	$737,222	15.0	$1,398,986	$(656,799)	$742,187	15.0
Non-compete agreements	29,574	(27,241)	2,333	6.8	29,440	(26,947)	2,493	6.8
Total	$1,444,729	$(705,174)	$739,555		$1,428,426	$(683,746)	$744,680

(1)	Weighted average life calculated as of the date of acquisition.
Amortization expense for amortizable intangible assets for the years ending December 31, 2016, 2017, 2018, 2019 and 2020 is estimated to be $85.5 million, $82.7 million, $77.5 million, $72.9 million, and $65.6 million, respectively.

NOTE 7· Long-Term Debt
Long-term debt at March 31, 2016 and December 31, 2015 consisted of the following:

(in thousands)	March 31, 2016	December 31, 2015
Current portion of long-term debt:
Current portion of 5-year term loan facility expires 2019	$55,000	$48,125
5.660% senior notes, Series C, semi-annual interest payments, balloon due 2016	25,000	25,000
Short term promissory note	492	—
Total current portion of long-term debt	80,492	73,125
Long-term debt:
Note agreements:
4.500% senior notes, Series E, quarterly interest payments, balloon due 2018	100,000	100,000
4.200% senior notes, semi-annual interest payments, balloon due 2024	498,667	498,628
Total notes	598,667	598,628
Credit agreements:
5-year term-loan facility, periodic interest and principal payments, LIBOR plus up to 1.75%, expires May 20, 2019	467,500	481,250
5-year revolving-loan facility, periodic interest payments, currently LIBOR plus 1.50%, plus commitment fees up to 0.25%, expires May 20, 2019	—	—
Revolving credit loan, quarterly interest payments, LIBOR plus up to 1.40% and availability fee up to 0.25%, terminated March 14, 2016	—	—
Total credit agreements	467,500	481,250
Debt issuance costs (contra)	$(7,840)	$(8,260)
Total long-term debt less unamortized discount and debt issuance costs	$1,058,327	$1,071,618
Current portion of long-term debt	$80,492	$73,125
Total debt	$1,138,819	$1,144,743
On December 22, 2006, the Company entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). The initial issuance of notes under the Master Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.66% per year. On February 1, 2008, $25.0 million in Series D Senior Notes due January 15, 2015, with a fixed interest rate of 5.37% per year, were issued. On September 15, 2011, and pursuant to a Confirmation of Acceptance (the “Confirmation”), dated January 21, 2011, in connection with the Master Agreement, $100.0 million in Series E Senior Notes were issued and are due September 15, 2018, with a fixed interest rate of 4.50% per year. The Series E Senior Notes were issued for the sole purpose of retiring existing senior notes. On January 15, 2015 the Series D Notes were redeemed at maturity using cash proceeds to pay off the principal of $25.0 million plus any remaining accrued interest. As of March 31, 2016, there was an outstanding debt balance issued under the provisions of the Master Agreement of $125.0 million.
On July 1, 2013, in conjunction with the acquisition of Beecher Carlson Holdings, Inc., the Company entered into a revolving loan agreement (the “Wells Fargo Agreement”) with Wells Fargo Bank, N.A. that provided for a $50.0 million revolving line of credit (the “Wells Fargo Revolver”). The maturity date for the Wells Fargo Revolver is December 31, 2016, at which time all outstanding principal and unpaid interest will be due. On April 16, 2014, in connection with the signing of the Credit Facility (as defined below) an amendment to the agreement was established to reduce the total revolving loan commitment from $50.0 million to $25.0 million. The Wells Fargo Revolver may be increased by up to $50.0 million (bringing the total amount available to $75.0 million). The calculation of interest and fees for the Wells Fargo Agreement is generally based on the Company’s funded debt-to-EBITDA ratio. Interest is charged at a rate equal to 1.00% to 1.40% above LIBOR or 1.00% below the Base Rate, each as more fully described in the Wells Fargo Agreement. Fees include an up-front fee, an availability fee of 0.175% to 0.25%, and a letter of credit margin fee of 1.00% to 1.40%. The obligations under the Wells Fargo Revolver are unsecured and the Wells Fargo Agreement includes various covenants, limitations and events of default that are customary for similar facilities for similar borrowers. On March 14, 2016, the Wells Fargo Revolver was terminated before its maturity date as mentioned above with no fees incurred. There were no borrowings against the Wells Fargo Revolver as of March 31, 2016 and December 31, 2015.
On April 17, 2014, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A. as administrative agent and certain other banks as co-syndication agents and co-documentation agents (the “Credit Agreement”). The Credit Agreement in the amount of $1,350.0 million provides for an unsecured revolving credit facility (the “Credit Facility”) in the initial amount of $800.0 million and unsecured term loans in the initial amount of $550.0 million, either or both of which may, subject to lenders’ discretion, potentially be increased by up to $500.0 million. The Credit Facility was funded on May 20, 2014 in conjunction with the closing of the Wright acquisition, with the $550.0 million term loan being funded as well as a drawdown of $375.0 million on the revolving loan facility. Use of these proceeds was to retire existing term loan debt and to facilitate the closing of the Wright acquisition as well as other acquisitions. The Credit Facility terminates on May 20, 2019, but either or both of the revolving credit facility and the term loans may be extended for two additional one-year periods at the Company’s request and at the discretion of the respective lenders. Interest and facility fees in respect to the Credit Facility are based on the better of the Company’s net debt leverage ratio or a non-credit enhanced senior unsecured long-term debt rating. Based on the Company’s net debt leverage ratio, the rates of interest charged on the term loan are 1.00% to 1.75%, and the revolving loan is 0.85% to 1.50% above the adjusted LIBOR rate for outstanding amounts drawn. There are fees included in the facility which include a facility fee based on the revolving credit commitments of the lenders (whether used or unused) at a rate of 0.15% to 0.25% and letter of credit fees based on the amounts of outstanding secured or unsecured letters of credit. The Credit Facility includes various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers. As of March 31, 2016 and December 31, 2015, there was an outstanding debt balance issued under the provisions of the Credit Facility in total of $522.5 million and $529.4 million respectively, with no borrowings outstanding relative to the revolving loan. Per the terms of the agreement, a scheduled principal payment of $13.8 million is due on June 30, 2016.
On September 18, 2014, the Company issued $500.0 million of 4.200% unsecured senior notes due in 2024. The senior notes were given investment grade ratings of BBB-/Baa3 with a stable outlook. The notes are subject to certain covenant restrictions and regulations which are customary for credit rated obligations. At the time of funding, the proceeds were offered at a discount of the original note amount which also excluded an underwriting fee discount. The net proceeds received from the issuance were used to repay the outstanding balance of $475.0 million on the revolving Credit Facility and for other general corporate purposes. As of March 31, 2016 and December 31, 2015, there was an outstanding debt balance of $500.0 million exclusive of the associated discount balance.
The Master Agreement and the Credit Agreement all require the Company to maintain certain financial ratios and comply with certain other covenants. The Company was in compliance with all such covenants as of March 31, 2016 and December 31, 2015.
The 30-day Adjusted LIBOR Rate as of March 31, 2016 was 0.44%.
NOTE 8· Supplemental Disclosures of Cash Flow Information and Non-Cash Financing and Investing Activities

	For the three months ended March 31,
(in thousands)	2016	2015
Cash paid during the period for:
Interest	$14,323	$14,899
Income taxes	$6,922	$8,004
Brown & Brown’s significant non-cash investing and financing activities are summarized as follows:

	For the three months ended March 31,
(in thousands)	2016	2015
Other payable issued for purchased customer accounts	$300	$5
Estimated acquisition earn-out payables and related charges	$606	$5,653
Notes payable issued or assumed for purchased customer accounts	$492	$—
Notes received on the sale of fixed assets and customer accounts	$—	$362
NOTE 9· Legal and Regulatory Proceedings
The Company is involved in numerous pending or threatened proceedings by or against Brown & Brown, Inc. or one or more of its subsidiaries that arise in the ordinary course of business. The damages that may be claimed against the Company in these various proceedings are in some cases substantial, including in certain instances claims for punitive or extraordinary damages. Some of these claims and lawsuits have been resolved, others are in the process of being resolved and others are still in the investigation or discovery phase. The Company will continue to respond appropriately to these claims and lawsuits and to vigorously protect its interests.
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
Brown & Brown conducts all of its operations within the United States of America, except for a wholesale brokerage operation based in London, England, and retail operations in Bermuda and the Cayman Islands. These operations earned $2.8 million and $2.7 million of total revenues for the three months ended March 31, 2016 and 2015, respectively. Long-lived assets held outside of the United States as of March 31, 2016 and 2015 were not material.
The accounting policies of the reportable segments are the same as those described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The Company evaluates the performance of its segments based upon revenues and income before income taxes. Inter-segment revenues are eliminated.
Summarized financial information concerning the Company’s reportable segments is shown in the following table. The “Other” column includes any income and expenses not allocated to reportable segments, corporate-related items, including the inter-company interest expense charge to the reporting segment, and the elimination of inter-segment activities.

	For the three months ended March 31, 2016
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$232,188	$101,070	$53,414	$36,568	$933	$424,173
Investment income	$21	$248	$3	$64	$82	$418
Amortization	$10,989	$7,108	$2,442	$1,065	$6	$21,610
Depreciation	$1,637	$1,929	$496	$487	$769	$5,318
Interest expense	$10,403	$12,590	$247	$1,236	$(14,579)	$9,897
Income before income taxes	$50,452	$13,803	$14,562	$5,052	$18,680	$102,549
Total assets	$3,531,100	$2,499,870	$888,745	$324,269	$(2,251,024)	$4,992,960
Capital expenditures	$1,049	$1,932	$592	$205	$474	$4,252

	For the three months ended March 31, 2015
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$218,344	$99,555	$51,828	$34,788	$(217)	$404,298
Investment income	$22	$45	$72	$—	$81	$220
Amortization	$10,934	$7,235	$2,423	$1,023	$10	$21,625
Depreciation	$1,642	$1,766	$563	$530	$682	$5,183
Interest expense	$10,158	$14,955	$229	$1,599	$(17,090)	$9,851
Income before income taxes	$47,009	$9,476	$14,484	$4,502	$18,307	$93,778
Total assets	$3,305,917	$2,407,695	$858,149	$300,155	$(2,032,974)	$4,838,942
Capital expenditures	$1,424	$1,489	$451	$240	$123	$3,727

NOTE 11· Investments
At March 31, 2016, the Company’s amortized cost and fair values of fixed maturity securities are summarized as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities, obligations of U.S. Government agencies and Municipals	$19,149	$121	$—	$19,270
Foreign government	50	—	—	50
Corporate debt	3,725	26	(3)	3,748
Short duration fixed income fund	924	17	—	941
Total	$23,848	$164	$(3)	$24,009
For securities in a loss position, the following table shows the investments’ gross unrealized loss and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2016:

	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities, obligations of U.S. Government agencies and Municipals	$243	$—	$—	$—	$243	$—
Corporate debt	1,018	2	411	1	1,429	3
Total	$1,261	$2	$411	$1	$1,672	$3
The unrealized losses from corporate issuers were caused by interest rate increases. At March 31, 2016, the Company had 12 securities in an unrealized loss position. The corporate securities are highly rated securities with no indicators of potential impairment. Based on the ability and intent of the Company to hold these investments until recovery of fair value, which may be maturity, the bonds were not considered to be other-than-temporarily impaired at March 31, 2016.
At December 31, 2015, the Company’s amortized cost and fair values of fixed maturity securities are summarized as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities, obligations of U.S. Government agencies and Municipals	$11,876	$6	$(26)	$11,856
Foreign government	50	—	—	50
Corporate debt	4,505	7	(16)	4,496
Short duration fixed income fund	1,663	27		1,690
Total	$18,094	$40	$(42)	$18,092
The following table shows the investments’ gross unrealized loss and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2015:

	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities, obligations of U.S. Government agencies and Municipals	$8,998	$26	$—	$—	$8,998	$26
Foreign Government	50	—			50	—
Corporate debt	2,731	14	284	2	3,015	16
Total	$11,779	$40	$284	$2	$12,063	$42
The unrealized losses in the Company's investments in U.S Treasury Securities and obligations of U.S. Government agencies and bonds from corporate issuers were caused by interest rate increases. At December 31, 2015, the Company had 15 securities in an unrealized loss position. The contractual cash flows of the U.S. Treasury Securities and obligations of the U.S. Government agencies investments are either guaranteed by the U.S. Government or an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. The corporate securities are highly rated securities with no indicators of potential impairment. Based on the ability and intent of the Company to hold these investments until recovery of fair value, which may be maturity, the bonds were not considered to be other-than-temporarily impaired at December 31, 2015.
The amortized cost and estimated fair value of the fixed maturity securities at March 31, 2016 by contractual maturity are set forth below:

(in thousands)	Amortized Cost	Fair Value
Years to maturity:
Due in one year or less	$3,494	$3,494
Due after one year through five years	20,024	20,172
Due after five years through ten years	330	343
Total	$23,848	$24,009
The amortized cost and estimated fair value of the fixed maturity securities at December 31, 2015 by contractual maturity are set forth below:

(in thousands)	Amortized Cost	Fair Value
Years to maturity:
Due in one year or less	$5,726	$5,722
Due after one year through five years	12,038	12,041
Due after five years through ten years	330	329
Total	$18,094	$18,092
The expected maturities in the foregoing table may differ from the contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalty.
Proceeds from the sales and maturity of the Company’s investment in fixed maturity securities were $3.4 million. This along with maturing time deposits and the utilization of funds from a money-market investment account of $4.2 million yielded total cash proceeds form the sale of investments of $7.6 million in the period of January 1, 2016 to March 31, 2016. These proceeds were used to purchase additional fixed maturity securities. The gains and losses realized on those sales for the period from January 1, 2016 to March 31, 2016 were insignificant.
Realized gains and losses are reported on the Condensed Consolidated Statements of Income, with the cost of securities sold determined on a specific identification basis.
At March 31, 2016, investments with a fair value of approximately $4.0 million were on deposit with state insurance departments to satisfy regulatory requirements.
NOTE 12· Losses and Loss Adjustment Reserve
Although the reinsurers are liable to the Company for amounts reinsured, our subsidiary, Wright Flood remains primarily liable to its policyholders for the full amount of the policies written whether or not the reinsurers meet their obligations to the Company when they become due. The effects of reinsurance on premiums written and earned are as follows:

	Period from January 1, 2016 to March 31, 2016
(in thousands)	Written	Earned
Direct premiums	$118,786	$148,644
Ceded premiums	118,781	148,639
Net premiums	$5	$5
All premiums written by Wright Flood under the National Flood Insurance Program are 100% ceded to FEMA, for which Wright Flood received a 30.9% expense allowance from January 1, 2016 through March 31, 2016. For the period from January 1, 2016 through March 31, 2016, the Company ceded $118.4 million of written premiums.
Effective April 1, 2014, Wright Flood is also a party to a quota share agreement whereby it cedes 100% of its gross excess flood premiums, which excludes fees, to Arch Reinsurance Company and receives a 30.5% commission. Wright Flood ceded $0.3 million for the period from January 1, 2016 through March 31, 2016. No loss data exists on this agreement.
Wright Flood also ceded 100% of the Homeowners, Private Passenger Auto Liability, and Other Liability Occurrence to Stillwater Insurance Company, formerly known as Fidelity National Insurance Company. This business is in runoff. Therefore, only loss data still exists on this business. As of March 31, 2016, ceded unpaid losses and loss adjustment expenses for Homeowners, Private Passenger Auto Liability and Other Liability Occurrence was $8,698, $24,916 and $2,009, respectively. The incurred but not reported balance was $10,335 for Homeowners, $14,383 for Private Passenger Auto Liability and $8,456 for Other Liability Occurrence.
The reinsurance recoverable balance as of March 31, 2016 was $337.9 million and was composed of recoverables on unpaid losses and loss expenses of $58.1 million and prepaid reinsurance premiums of $279.8 million. There was no net activity in the reserve for losses and loss adjustment expense during the period January 1, 2015 through March 31, 2016, as Wright Flood's direct premiums written were 100% ceded to three reinsurers. The balance of the reserve for losses and loss adjustment expense, excluding related reinsurance recoverable, as of March 31, 2016 was $58.1 million.
NOTE 13· Statutory Financial Information
Wright Flood maintains minimum amounts of statutory capital and surplus of $7.5 million as required by regulatory authorities. Wright Flood’s statutory capital and surplus exceeded their respective minimum statutory requirements. The unaudited statutory capital and surplus of Wright Flood was $17.7 million at March 31, 2016. For the period from January 1, 2016 through March 31, 2016, Wright Flood generated statutory net income of $2.5 million.
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
NOTE 15· Shareholders’ Equity
On November 11, 2015, the Company entered into an accelerated share repurchase agreement (“ASR”) with an investment bank to purchase an aggregate $75 million of the Company’s common stock. The Company received an initial delivery of 1,985,981shares of the Company’s common stock with a fair market value of approximately $63.75 million. On January 6, 2016 this agreement was completed by the investment bank with the delivery of 363,209 shares of the Company’s common stock.
On March 5, 2015, the Company entered into an ASR with an investment bank to purchase an aggregate $100.0 million of the Company’s common stock. As part of the ASR, the Company received an initial delivery of 2,667,992 shares of the Company’s common stock with a fair market value of approximately $85.0 million. On August 6, 2015, the Company was notified by its investment bank that the March 5, 2015 ASR agreement between the Company and the investment bank had been completed in accordance with the terms of the agreement. The investment bank delivered to the Company an additional 391,637 shares of the Company’s common stock for a total of 3,059,629 shares repurchased under the agreement. The delivery of the remaining 391,637 shares occurred on August 11, 2015. At the conclusion of this contract the Company had authorization for $50 million of share repurchases under the original Board authorization.
On July 20, 2015, the Company’s Board of Directors authorized the repurchase of up to an additional $400 million of the Company’s outstanding common stock. After completion of the ASR on January 6, 2016, the Company has approval to repurchase up to $375 million, in the aggregate, of the Company’s outstanding common stock. Since beginning share repurchases in 2014, the Company has repurchased 7,793,579 shares of the Company's common stock at an aggregate cost of $250 million.
Under the authorization from the Company’s Board of Directors, shares may be purchased from time to time, at the Company’s discretion and subject to the availability of stock, market conditions, the trading price of the stock, alternative uses for capital, the Company’s financial performance and other potential factors. These purchases may be carried out through open market purchases, block trades, accelerated share repurchase plans of up to $100 million each (unless otherwise approved by the Board of Directors), negotiated private transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.
ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion updates the MD&A contained in the Company's annual report on From 10-K for the fiscal year ended December 31, 2015, and the two discussions should be read together.
GENERAL
Company Overview — First Quarter of 2016
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
Certain insurance companies offer guaranteed fixed-base agreements, referred to as “Guaranteed Supplemental Commissions” (“GSCs”) in lieu of profit-sharing contingent commissions. Since GSCs are not subject to the uncertainty of loss ratios, they are accrued throughout the year based on actual premiums written. For the twelve-month period ending December 31, 2015, we had earned $10.0 million of GSCs, of which $7.6 million remained accrued at December 31, 2015, the balance of which is typically collected over the first and second quarter. For the three-month periods ended March 31, 2016 and 2015, we earned and accrued $3.1 million and $3.4 million, respectively, from GSCs.
Fee revenues relate to fees negotiated in lieu of commissions, which are recognized as services are rendered. Fee revenues have historically been generated primarily by: (1) our Services Segment, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare Set-aside services, Social Security disability and Medicare benefits advocacy services, and claims adjusting services, and (2) our National Programs and Wholesale Brokerage Segments, which earn fees primarily for the issuance of insurance policies on behalf of insurance companies, and to a lesser extent (3) our Retail Segment in our large-account customer base. These services are provided over a period of time, typically one year. Fee revenues, on a consolidated basis, as a percentage of our total commissions and fees, represented 30.6% in 2015, 30.6% in 2014 and 26.6% in 2013.
Additionally, our profit-sharing contingent commissions and GSCs for the three months ended March 31, 2016 increased by $0.8 million compared to the first quarter of 2015, primarily in our Retail Segment.
For the three-month period ended March 31, 2016, our consolidated internal revenue growth rate was 1.3%. Additionally, each of our four segments recorded positive internal revenue growth for the three months ended March 31, 2016. In the event that the gradual increases in insurable exposure units that occurred in the past few years continues through 2016 and premium rate changes are similar with 2015, we believe we will continue to see positive quarterly internal revenue growth rates in 2016.
Historically, investment income has consisted primarily of interest earnings on operating cash as well as on premiums and advance premiums collected and held in a fiduciary capacity before being remitted to insurance companies. Our policy is to invest available funds in high-quality, short-term fixed income investment securities. Investment income also includes gains and losses realized from the sale of investments. Other income primarily reflects legal settlements and other miscellaneous income and for the three months ended March 31, 2016 increased by $1.1 million primarily as a result of an increase in insurance proceeds received when compared to the first quarter of 2015.
Income before income taxes in the three month period ended March 31, 2016 increased from the first quarter of 2015 by $8.8 million, primarily as a result of acquisitions completed in the past twelve months, net new business and change in estimated acquisition earn-out payables.

Information Regarding Non-GAAP Measures
In the discussion and analysis of our results of operations, in addition to reporting financial results in accordance with GAAP, we provide information regarding core commissions and fees, core organic commissions and fees, and our internal growth rate, which is the growth rate of our core organic commissions and fees. These measures are not in accordance with, or an alternative to the GAAP information provided in this Quarterly Report on Form 10-Q. Tabular reconciliations of this supplemental non-GAAP financial information to our most comparable GAAP information are contained in this Quarterly Report on Form 10-Q. We present such non-GAAP supplemental financial information, as we believe such information provides additional meaningful methods of evaluating certain aspects of our operating performance from period to period on a basis that may not be otherwise apparent on a GAAP basis. This supplemental financial information should be considered in addition to, not in lieu of, our Condensed Consolidated Financial Statements.
Acquisitions
Part of our continuing business strategy is to attract high-quality insurance intermediaries to join our operations. From 1993 through the first quarter of 2016, we acquired 475 insurance intermediary operations, excluding acquired books of business (customer accounts).
Critical Accounting Policies
We have had no changes to our Critical Accounting Policies. We believe that of our significant accounting and reporting policies, the more critical policies include our accounting for revenue recognition, business combinations and purchase price allocations, intangible asset impairments and reserves for litigation. In particular, the accounting for these areas requires significant use of judgment by management. Different assumptions in the application of these policies could result in material changes in our consolidated financial position or consolidated results of operations. Refer to Note 1 in the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2015 on file with the Securities and Exchange Commission for details regarding our critical and significant accounting policies.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes.
Financial information relating to our Condensed Consolidated Financial results for the three months ended March 31, 2016 and 2015 is as follows:

	For the three months ended March 31,
(in thousands, except percentages)	2016	2015	% Change
REVENUES
Core commissions and fees	$388,244	$370,470	4.8%
Profit-sharing contingent commissions	30,981	29,955	3.4%
Guaranteed supplemental commissions	3,110	3,356	(7.3)%
Investment income	418	220	90.0%
Other income, net	1,420	297	NMF
Total revenues	424,173	404,298	4.9%
EXPENSES
Employee compensation and benefits	224,059	211,662	5.9%
Other operating expenses	63,605	61,093	4.1%
Loss/(Gain) on disposal	(2,044)	(257)	NMF
Amortization	21,610	21,625	(0.1)%
Depreciation	5,318	5,183	2.6%
Interest	9,897	9,851	0.5%
Change in estimated acquisition earn-out payables	(821)	1,363	(160.2)%
Total expenses	321,624	310,520	3.6%
Income before income taxes	102,549	93,778	9.4%
Income taxes	40,479	36,827	9.9%
NET INCOME	$62,070	$56,951	9.0%
Net internal growth rate – core organic commissions and fees	1.3%	3.8%
Employee compensation and benefits ratio	52.8%	52.4%
Other operating expenses ratio	15.0%	15.1%
Capital expenditures	$4,252	$3,727
Total assets at March 31	$4,992,960	$4,838,942

NMF = Not a meaningful figure
Commissions and Fees
Commissions and fees, including profit-sharing contingent commissions and GSCs, for the three months ended March 31, 2016 increased $18.6 million to $422.3 million, or 4.6% over the same period in 2015. Core commissions and fees revenue for the first quarter of 2016 increased $17.8 million, of which approximately $14.3 million represented core commissions and fees from agencies acquired since 2015 that had no comparable revenues. After accounting for divested business of $1.4 million, the remaining net increase of $4.9 million represented net new business, which reflects a growth rate of 1.3% for core organic commissions and fees. Profit-sharing contingent commissions and GSCs for the first quarter of 2016 increased by $0.8 million, or 2.3%, compared to the same period in 2015. The net increase of $0.8 million in the first quarter was mainly driven by an increase in profit-sharing contingent commissions in the Retail Segment, partially offset by a decrease in profit-sharing contingent commissions in the National Programs Segment.
Investment Income
Investment income for the three months ended March 31, 2016 increased $0.2 million, or 90.0%, over the same period in 2015. This increase was related to higher average invested cash balances and additional interest income driven by cash management activities to earn a higher yield.

Other Income, net
Other income for the three months ended March 31, 2016 was $1.4 million, compared with $0.3 million in the same period in 2015. Other income consists primarily of legal settlements and gains and losses from the sale and disposition of fixed assets. The $1.1 million increase for the three months ended March 31, 2016 from the comparable period in 2015 was primarily due to a $1.0 million benefit received from Company-owned life insurance. Excluding this insurance benefit received during the three months ended March 31, 2016, the difference in other income over the same period in the prior year was $0.1 million.
Employee Compensation and Benefits
Employee compensation and benefits expense as a percentage of total revenues increased 40bps to 52.8% for the three months ended March 31, 2016, from 52.4% for the three months ended March 31, 2015. Employee compensation and benefits for the first quarter of 2016 increased, on a net basis, approximately 5.9%, or $12.4 million, over the same period in 2015. This net increase included $4.9 million of compensation costs related to stand-alone acquisitions that had no comparable costs in the same period of 2015. Therefore, employee compensation and benefits expense attributable to those offices that existed in the same three-month period ended March 31, 2016 and 2015 increased by $7.5 million or 3.5%. The employee compensation and benefits expense net increases for these offices were primarily related to (i) an increase in producer and staff salaries attributable to investments in our business, (ii) increased producer commissions due to increased revenue and (iii) a decrease in non-cash stock based compensation which partially offset the overall increase.
Other Operating Expenses
As a percentage of total revenues, other operating expenses represented 15.0% in the first quarter of 2016, versus 15.1% reported in the first quarter of 2015. Other operating expenses for the first quarter of 2016 increased $2.5 million, or 4.1%, over the same period of 2015, of which $1.8 million was related to acquisitions that had no comparable costs in the same period of 2015. The other operating expenses for those offices that existed in both three-month periods ended March 31, 2016 and 2015, respectively, increased by $0.7 million, which was primarily attributable to (i) increased expenses associated with information technology services and consulting and (ii) partially offset by a credit of approximately $3.0 million associated with premium tax refunds.
Gain on Disposal
Gain on disposal for the first quarter of 2016 increased $1.8 million over the first quarter of 2015. The increase in the gain on disposal for the three months ended March 31, 2016 was due to additional book of business sales. Although we are not in the business of selling customer accounts, we periodically sell an office or a book of business (one or more customer accounts) because we believe doing so is in the Company’s best interest.
Amortization
Amortization expense for the first quarter of 2016 remained flat over the first quarter of 2015. The reduced amortization from assets becoming fully amortized approximated the increase in amortization from new assets during the first quarter of 2016.
Depreciation
Depreciation expense for the first quarter of 2016 increased $0.1 million, or 2.6%, compared to the first quarter of 2015. This change was due primarily to the addition of fixed assets resulting from acquisitions completed since the first quarter of 2015 net of assets which became fully depreciated.
Interest Expense
Interest expense for the first quarter of 2016 remained flat over the first quarter of 2015. The impact of any increase in interest rates from the comparable period has been offset by the scheduled amortized principal payments on the Credit Facility term loan which has reduced the Company's average debt balance.
Change in Estimated Acquisition Earn-Out Payables
Accounting Standards Codification (“ASC”) Topic 805-Business Combinations is the authoritative guidance requiring an acquiring entity to recognize 100% of the fair value of acquired assets, including goodwill, and assumed liabilities (with only limited exceptions) upon initially obtaining control of an acquired entity. Additionally, the fair value of contingent consideration arrangements (such as earn-out purchase price arrangements) at the acquisition date must be included in the purchase price consideration. As a result, the recorded purchase prices for all acquisitions consummated after January 1, 2009 include an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in these earn-out obligations are required to be recorded in the Consolidated Statement of Income when incurred or reasonably estimated. Estimations of potential earn-out obligations are typically based upon future earnings of the acquired operations or entities, usually for periods ranging from one to three years.

The net charge or credit to the Condensed Consolidated Statement of Income for the period is the combination of the net change in the estimated acquisition earn-out payables balance, and the interest expense imputed on the outstanding balance of the estimated acquisition earn-out payables.
As of March 31, 2016 and 2015, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820-Fair Value Measurement. The resulting net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the three month periods ended March 31, 2016 and 2015 were as follows:

	For the three months ended March 31,
(in thousands)	2016	2015
Change in fair value of estimated acquisition earn-out payables	$(1,563)	$677
Interest expense accretion	742	686
Net change in earnings from estimated acquisition earn-out payables	$(821)	$1,363
For the three months ended March 31, 2016 and 2015, the fair value of estimated earn-out payables was re-evaluated and decreased by $1.6 million and increased by $0.7 million, respectively, which resulted in credits and charges to the Condensed Consolidated Statement of Income, respectively.
As of March 31, 2016, the estimated acquisition earn-out payables equaled $69.1 million, of which $23.7 million was recorded as accounts payable and $45.4 million was recorded as other non-current liability.
Income Taxes
The effective tax rate on income from operations for the three months ended March 31, 2016 and 2015 was 39.5% and 39.3%, respectively.
RESULTS OF OPERATIONS — SEGMENT INFORMATION
As discussed in Note 10 to the Condensed Consolidated Financial Statements, we operate four reportable segments: Retail, National Programs, Wholesale Brokerage, and Services. On a segmented basis, increases in amortization, depreciation and interest expenses generally result from completed acquisitions within a given segment in a particular year. Likewise, other income in each segment reflects net gains primarily from legal settlements and miscellaneous income. As such, in evaluating the operational efficiency of a segment, management emphasizes the net internal growth rate of core commissions and fees revenue, the ratio of total employee compensation and benefits to total revenues, and the ratio of other operating expenses to total revenues.
The internal growth rates for our core organic commissions and fees for the three months ended March 31, 2016, by segment, are as follows:

2016	For the three months ended March 31,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
(in thousands, except percentages)	2016	2015
Retail(1)	$208,298	$195,848	$12,450	6.4%	$11,089	$1,361	0.7%
National Programs	95,557	92,762	2,795	3.0%	1,266	1,529	1.6%
Wholesale Brokerage	47,886	46,060	1,826	4.0%	254	1,572	3.4%
Services	36,503	34,449	2,054	6.0%	1,649	405	1.2%
Total core commissions and fees	$388,244	$369,119	$19,125	5.2%	$14,258	$4,867	1.3%

The reconciliation of the above internal growth schedule to the total commissions and fees included in the Condensed Consolidated Statements of Income for the three months ended March 31, 2016, and 2015, is as follows:

	For the three months ended March 31,
(in thousands)	2016	2015
Total core commissions and fees	$388,244	$369,119
Profit-sharing contingent commissions	30,981	29,955
Guaranteed supplemental commissions	3,110	3,356
Divested business	—	1,351
Total commissions and fees	$422,335	$403,781
The internal growth rates for our core organic commissions and fees for the three months ended March 31, 2015, by segment, are as follows:

2015	For the three months ended March 31,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
(in thousands, except percentages)	2015	2014
Retail(1)	$196,352	$183,279	$13,073	7.1%	$10,163	$2,910	1.6%
National Programs	93,254	65,020	28,234	43.4%	25,398	2,836	4.4%
Wholesale Brokerage	46,060	42,489	3,571	8.4%	485	3,086	7.3%
Services	34,804	31,510	3,294	10.5%	—	3,294	10.5%
Total core commissions and fees	$370,470	$322,298	$48,172	14.9%	$36,046	$12,126	3.8%
The reconciliation of the above internal growth schedule to the total commissions and fees included in the Condensed Consolidated Statements of Income for the three months ended March 31, 2015 and 2014, is as follows:

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

Retail Segment
The Retail Segment provides a broad range of insurance products and services to commercial, public and quasi-public, professional and individual insured customers. Approximately 90.1% of the Retail Segment’s commissions and fees revenue is commission-based. Because most of our other operating expenses are not correlated to changes in commissions on insurance premiums, a significant portion of any fluctuation in the commissions we receive, net of related producer compensation, will result in a similar fluctuation in our income before income taxes, unless we make incremental investments in the organization.
Financial information relating to our Retail Segment for the three months ended March 31, 2016 and 2015 is as follows:

	For the three months ended March 31,
(in thousands, except percentages)	2016	2015	% Change
REVENUES
Core commissions and fees	$208,539	$196,642	6.1%
Profit-sharing contingent commissions	20,762	18,828	10.3%
Guaranteed supplemental commissions	2,627	2,799	(6.1)%
Investment income	21	22	(4.5)%
Other income, net	239	53	NMF
Total revenues	232,188	218,344	6.3%
EXPENSES
Employee compensation and benefits	124,037	113,219	9.6%
Other operating expenses	37,574	35,029	7.3%
(Gain) loss on disposal	(2,044)	(339)	NMF
Amortization	10,989	10,934	0.5%
Depreciation	1,637	1,642	(0.3)%
Interest	10,403	10,158	2.4%
Change in estimated acquisition earn-out payables	(860)	692	NMF
Total expenses	181,736	171,335	6.1%
Income before income taxes	$50,452	$47,009	7.3%
Net internal growth rate – core organic commissions and fees	0.7%	1.6%
Employee compensation and benefits ratio	53.4%	51.9%
Other operating expenses ratio	16.2%	16.0%
Capital expenditures	$1,049	$1,424
Total assets at March 31	$3,531,100	$3,305,917

NMF = Not a meaningful figure
 The Retail Segment’s total revenue during the three months ended March 31, 2016 increased 6.3%, or $13.8 million, over the same period in 2015, to $232.2 million. The $11.9 million increase in core commissions and fees revenue was driven by the following: (i) approximately $11.1 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2015; (ii) $1.4 million related to net new business; and (iii) an offsetting decrease of $0.6 million related to commissions and fees revenue from business divested in 2015 and 2016. Profit-sharing contingent commissions and GSCs for the first quarter of 2016 increased 8.1%, or $1.8 million, from the same period in 2015, to $23.4 million. The Retail Segment’s internal growth rate for core organic commissions and fees revenue was 0.7% for the first quarter of 2016 and was driven by revenue from net new business written during the preceding twelve months along with modest increases in commercial auto rates partially offset by continued reductions in property insurance premium rates, particularly in catastrophe prone areas.

Income before income taxes for the three months ended March 31, 2016 increased 7.3%, or $3.4 million, over the same period in 2015, to $50.5 million. The primary factors affecting this increase were: (i) the net increase in revenue as described above; (ii) total compensation, including non-cash stock-based compensation, which increased by $10.8 million or 9.6%, due primarily to new teammates related to acquisitions completed over the past twelve months in addition to incremental investments in revenue-producing teammates; (iii) operating expenses which increased by $2.5 million or 7.3%, due to information technology services fees, professional fees including value added consulting services in support of revenue generation, and rent expense; that was partially offset by; (iv) a change in estimated acquisition earn-out payables that decreased $1.5 million to $(0.9) million; and (v) a $1.7 million change in the benefit of gains on disposals to $(2.0) million associated with book sales within certain profit centers.
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
Financial information relating to our National Programs Segment for the three months ended March 31, 2016 and 2015 is as follows:

	For the three months ended March 31,
(in thousands, except percentages)	2016	2015	% Change
REVENUES
Core commissions and fees	$95,557	$93,254	2.5%
Profit-sharing contingent commissions	5,244	6,017	(12.8)%
Guaranteed supplemental commissions	6	3	100.0%
Investment income	248	45	NMF
Other income, net	15	236	(93.6)%
Total revenues	101,070	99,555	1.5%
EXPENSES
Employee compensation and benefits	46,694	43,986	6.2%
Other operating expenses	18,894	21,655	(12.7)%
(Gain) loss on disposal	—	467	—%
Amortization	7,108	7,235	(1.8)%
Depreciation	1,929	1,766	9.2%
Interest	12,590	14,955	(15.8)%
Change in estimated acquisition earn-out payables	52	15	NMF
Total expenses	87,267	90,079	(3.1)%
Income before income taxes	$13,803	$9,476	45.7%
Net internal growth rate – core organic commissions and fees	1.6%	4.4%
Employee compensation and benefits ratio	46.2%	44.2%
Other operating expenses ratio	18.7%	21.8%
Capital expenditures	$1,932	$1,489
Total assets at March 31	$2,499,870	$2,407,695

NMF = Not a meaningful figure
National Programs revenue for the three months ended March 31, 2016 increased 1.5%, or $1.5 million, from the same period in 2015, to $101.1 million. The $2.3 million increase in core commissions and fees revenue was driven by the following: (i) $1.5 million related to net new business, (ii) approximately $1.3 million related to core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2015, that was partially offset by (iii) a decrease of $0.5 million related to commissions and fees revenue recorded in the first quarter of 2015 from businesses since divested. Profit-sharing contingent commissions and GSCs were $5.3 million for the first quarter of 2016, which was a decrease of $0.8 million from the first quarter of 2015.
The National Programs Segment’s internal growth rate for core commissions and fees revenue was 1.6% for the three months ended March 31, 2016. This internal growth rate was mainly due to new business in our lender placed coverage program and our non-standard auto programs. Growth in these businesses was partially offset by certain programs that have been affected by lower premium rates.
Income before income taxes for the three months ended March 31, 2016 increased 45.7%, or $4.3 million, from the same period in 2015, to $13.8 million. The increase was driven by the net revenue growth noted above, expense management initiatives as we grow and scale our programs, $3.0 million in credits related to premium taxes along with a $2.4 million decrease in the intercompany interest expense charge for acquisitions. We charge our segments an intercompany interest charge associated with the cost of capital for businesses they acquire. This intercompany interest charge is reduced each year according to a fixed amortization schedule.
Wholesale Brokerage Segment
The Wholesale Brokerage Segment markets and sells excess and surplus commercial and personal lines insurance, primarily through independent agents and brokers. Like the Retail and National Programs Segments, the Wholesale Brokerage Segment’s revenues are primarily commission-based.
Financial information relating to our Wholesale Brokerage Segment for the three months ended March 31, 2016 and 2015 is as follows:

	For the three months ended March 31,
(in thousands, except percentages)	2016	2015	% Change
REVENUES
Core commissions and fees	$47,886	$46,060	4.0%
Profit-sharing contingent commissions	4,975	5,110	(2.6)%
Guaranteed supplemental commissions	477	554	(13.9)%
Investment income	3	72	(95.8)%
Other income, net	73	32	128.1%
Total revenues	53,414	51,828	3.1%
EXPENSES
Employee compensation and benefits	26,390	25,317	4.2%
Other operating expenses	9,267	8,549	8.4%
(Gain) loss on disposal	—	(385)	—%
Amortization	2,442	2,423	0.8%
Depreciation	496	563	(11.9)%
Interest	247	229	7.9%
Change in estimated acquisition earn-out payables	10	648	(98.5)%
Total expenses	38,852	37,344	4.0%
Income before income taxes	$14,562	$14,484	0.5%
Net internal growth rate – core organic commissions and fees	3.4%	7.3%
Employee compensation and benefits ratio	49.4%	48.8%
Other operating expenses ratio	17.3%	16.5%
Capital expenditures	$592	$451
Total assets at March 31	$888,745	$858,149
The Wholesale Brokerage Segment’s total revenues for the three months ended March 31, 2016, increased 3.1%, or $1.6 million, from the same period in 2015, to $53.4 million. The $1.8 million net increase in core commissions and fees revenue was driven primarily by the following: (i) $1.6 million related to net new business; and (ii) $0.2 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2015. Contingent commissions and GSCs for the first quarter of 2016 decreased $0.2 million compared to the first quarter of 2015, to $5.5 million. This decrease was driven by an increase in loss ratios. The Wholesale Brokerage Segment’s internal growth rate for core organic commissions and fees revenue was 3.4% for the first quarter of 2016, and was driven by net new business and modest increases in exposure units, partially offset by significant contraction in insurance premium rates for catastrophe prone properties.

Income before income taxes for the three months ended March 31, 2016, increased 0.5%, or $0.1 million, over the same period in 2015, to $14.6 million, primarily due to the following: (i) the net increase in revenue as described above, offset by; (ii) a gain on a business divested in the first quarter of 2015 that has no equivalent gain in the first quarter of 2016; and (iii) an increase in employee compensation and benefits of $1.0 million.
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
Financial information relating to our Services Segment for the three months ended March 31, 2016 and 2015 is as follows:

	For the three months ended March 31,
(in thousands, except percentages)	2016	2015	% Change
REVENUES
Core commissions and fees	$36,503	$34,804	4.9%
Profit-sharing contingent commissions	—	—	—%
Guaranteed supplemental commissions	—	—	—%
Investment income	64	—	—%
Other income, net	1	(16)	(106.3)%
Total revenues	36,568	34,788	5.1%
EXPENSES
Employee compensation and benefits	18,876	19,270	(2.0)%
Other operating expenses	9,875	7,856	25.7%
(Gain) loss on disposal	—	—	—%
Amortization	1,065	1,023	4.1%
Depreciation	487	530	(8.1)%
Interest	1,236	1,599	(22.7)%
Change in estimated acquisition earn-out payables	(23)	8	NMF
Total expenses	31,516	30,286	4.1%
Income before income taxes	$5,052	$4,502	12.2%
Net internal growth rate – core organic commissions and fees	1.2%	10.5%
Employee compensation and benefits ratio	51.6%	55.4%
Other operating expenses ratio	27.0%	22.6%
Capital expenditures	$205	$240
Total assets at March 31	$324,269	$300,155

NMF = Not a meaningful figure
The Services Segment’s total revenues for the three months ended March 31, 2016 increased 5.1%, or $1.8 million, over the same period in 2015, to $36.6 million. The $1.7 million increase in core commissions and fees revenue was driven by our acquisition of another social security advocacy claims business in the first quarter of this year. The Services Segment’s internal growth rate for core commissions and fees revenue was 1.2% for the first quarter of 2016. Impacting this growth was a decline in the first quarter for one our third-party claims administration businesses that processes claims from weather related events.  This business experienced very low claim activity as there were minimal storms during the quarter. We also experienced some decline in our Medicare Set-aside advocacy businesses as there were lower referrals processes.

Income before income taxes for the three months ended March 31, 2016 increased 12.2%, or $0.6 million, over the same period in 2015, to $5.1 million due to a combination of: (i) internal revenue growth noted above, (ii) the continued efficient operating of our businesses; and (iii) partially offset by an increase in Other operating expenses driven by an increase in consulting fees associated with the on-boarding of new clients.
Other
As discussed in Note 10 of the Notes to Condensed Consolidated Financial Statements, the “Other” column in the Segment Information table includes any income and expenses not allocated to reportable segments, and corporate-related items, including the inter-company interest expense charges to reporting segments.
LIQUIDITY AND CAPITAL RESOURCES
The Company strives to maintain a conservative balance sheet and liquidity profile. Our capital requirements to operate as an insurance intermediary are low and we have been able to grow and invest in our business principally through cash that has been generated from operations. We have the ability to access the use of our revolving credit facility, which provides up to $800.0 million in available cash, and we believe that we have access to additional funds, if needed, through the capital markets to obtain further debt financing under the current market conditions. The Company believes that its existing cash, cash equivalents, short-term investment portfolio and funds generated from operations, together with the funds available under the credit facility, will be sufficient to satisfy our normal liquidity needs, including principal payments on our long-term debt, for at least the next twelve months.
Contractual Cash Obligations
As of March 31, 2016, our contractual cash obligations were as follows:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$1,148,000	$80,500	$210,000	$357,500	$500,000
Other liabilities(1)	64,651	20,929	14,565	1,300	27,857
Operating leases	205,010	41,589	71,404	49,736	42,281
Interest obligations	217,933	36,538	65,754	43,016	72,625
Unrecognized tax benefits	679	—	679	—	—
Maximum future acquisition contingency payments(2)	128,528	25,742	101,547	1,239	—
Total contractual cash obligations	$1,764,801	$205,298	$463,949	$452,791	$642,763

(1)	Includes the current portion of other long-term liabilities.

(2)	Includes $69.1 million of current and non-current estimated earn-out payables resulting from acquisitions consummated after January 1, 2009.
Debt
Total debt at March 31, 2016 was $1,138.8 million, which was a decrease of $5.9 million compared to December 31, 2015. The decrease includes the repayment of $6.9 million in principal, net of the amortization of discounted debt related to our 4.20% Notes due 2024 and debt issuance cost amortization which totals $0.5 million plus the addition of $0.5 million in a short term note payable related to the recent acquisition of Social Security Advocates for the Disabled, LLC.
As of March 31, 2016, the Company satisfied the fourth installment of scheduled quarterly principal payments on the Credit Facility term loan. Each installment equaled $6.9 million. The Company has satisfied $27.5 million in total principal payments through March 31, 2016. Scheduled quarterly principal payments are expected to be made until maturity. The balance of the Credit Facility term loan is $522.5 million as of March 31, 2016. Of the total amount, $55.0 million is classified as current portion of long-term debt in the Condensed Consolidated Balance Sheet as the date of maturity is less than one year.
During 2015, the $25.0 million of 5.66% Notes due December 2016 were classified as current portion of long-term debt in the Condensed Consolidated Balance Sheet as the date of maturity is less than one year.
On March 14, 2016, the Company terminated the Wells Fargo Revolver $25.0 million facility without incurring fees upon termination. The facility was to mature on December 31, 2016. The Company terminated the Wells Fargo Revolver as it maintains flexibility with the Credit Facility revolver capacity and current capital and credit resources available.

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
Our invested assets are held primarily as cash and cash equivalents, restricted cash, available-for-sale marketable debt securities, non-marketable debt securities, certificates of deposit, U.S. treasury securities, and professionally managed short duration fixed income funds. Some of these investments are subject to interest rate risk. The fair values of our invested assets at March 31, 2016 and December 31, 2015, approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.
We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date.
As of March 31, 2016, we had $522.5 million of borrowings outstanding under our term loan which bears interest on a floating basis tied to the London Interbank Offered Rate (LIBOR) and therefore subject to changes in the associated interest expense. The effect of an immediate hypothetical 10% change in interest rates would not have a material effect on our Consolidated Financial Statements.
We are subject to exchange rate risk primarily in our U.K based wholesale brokerage business that has a cost base principally denominated in British pounds and a revenue base in several other currencies, but principally in U.S. dollars. Based on our foreign currency rate exposure as of March 31, 2016, an immediate 10% hypothetical change of foreign currency exchange rates would not have a material effect on our Consolidated Financial Statements.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation (the “Evaluation”) required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of March 31, 2016. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective.
Changes in Internal Controls
There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
PART II
ITEM 1. Legal Proceedings
In Item 3 of Part I of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2015, certain information concerning certain legal proceedings and other matters was disclosed. Such information was current as of the date of filing. During the Company’s fiscal quarter ended March 31, 2016, no new legal proceedings, or material developments with respect to existing legal proceedings, occurred which require disclosure in this Quarterly Report on Form 10-Q.
ITEM 1A. Risk Factors
There were no material changes in the risk factors previously disclosed in Item 1A, “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our repurchase of shares of our common stock during the three months ended March 31, 2016:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value that May Yet be Purchased Under the Plans or Programs(2)
January 1, 2016 to January 31, 2016	380,042	$31.93	363,209	$ 375.0 million
February 1, 2016 to February 29, 2016	1,431	32.30	—	375.0 million
March 1, 2016 to March 31, 2016	38,191	34.79	—	375.0 million
Total	419,664	$32.69	363,209	$ 375.0 million

(1)
We purchased 363,209 shares during the quarter ended March 31, 2016. The $11.3 million remaining balance of the $75.0 million accelerated share repurchase ("ASR") program entered into on November 11, 2015 was settled on January 6, 2016. This ASR was part of the $200.0 million repurchase program approved by our Board of Directors and announced on July 21, 2014 and part of the $400.0 million repurchase program approved by our Board of Directors and announced on July 20, 2015.  In addition, we purchased 56,455 shares during the quarter ended March 31, 2016 outside of our publicly announced share repurchase program, all of which represent shares surrendered by our teammates in the exercise of stock options under our equity compensation plans or to cover required tax withholdings on the vesting of shares in our equity compensation plans.

(2)
As announced on July 21, 2014, our Board of Directors approved the purchasing of up to $200.0 million of the Company’s outstanding common stock of which $150.0 million have been purchased with the last settlement on August 11, 2015. On July 20, 2015, the Company’s Board of Directors authorized the purchasing of up to an additional $400.0 million of the Company's outstanding common stock. On November 11, 2015, the Company entered into ASR with an investment bank to purchase an aggregate $75.0 million of the Company’s common stock, all of which has been settled with this latest settlement on January 6, 2016 as noted above. After this completion, the Company will now have outstanding approval to purchase up to $375.0 million, in the aggregate, of the Company's outstanding common stock. As of March 31, 2016, a total of 7,793,579 shares have been repurchased since the first quarter of 2015.

ITEM 6. Exhibits
The following exhibits are filed as a part of this Report:

3.1
Articles of Amendment to Articles of Incorporation (adopted April 24, 2003) (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 2003), and Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 1999).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on March 2, 2012).

10.1	2010 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 5, 2016).

10.2	Form of Performance Stock Award Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 23, 2016).

10.3	Form of Restricted Stock Award Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed March 23, 2016).

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN & BROWN, INC.

/s/ R. Andrew Watts
Date: May 6, 2016	R. Andrew Watts
Executive Vice President, Chief Financial Officer and Treasurer
(duly authorized officer, principal financial officer and principal accounting officer)