Form 10-Q
period 2016-06-30
BROWN & BROWN INC
filed 2016-08-05
CIK 79282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s common stock, $0.10 par value, outstanding as of August 2, 2016 was 139,811,085.

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

PART I — FINANCIAL INFORMATION
ITEM 1 — Financial Statements (Unaudited)
BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands, except per share data)	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
REVENUES
Commissions and fees	$445,662	$417,244	$867,997	$821,025
Investment income	502	260	920	480
Other income, net	354	1,943	1,774	2,240
Total revenues	446,518	419,447	870,691	823,745
EXPENSES
Employee compensation and benefits	231,102	217,601	455,161	429,263
Other operating expenses	66,291	64,377	129,896	125,470
Gain on disposal	(810)	(348)	(2,854)	(605)
Amortization	21,610	21,623	43,220	43,248
Depreciation	5,354	5,237	10,672	10,420
Interest	9,837	9,671	19,734	19,522
Change in estimated acquisition earn-out payables	4,057	372	3,236	1,735
Total expenses	337,441	318,533	659,065	629,053
Income before income taxes	109,077	100,914	211,626	194,692
Income taxes	42,827	39,909	83,306	76,736
Net income	$66,250	$61,005	$128,320	$117,956
Net income per share:
Basic	$0.47	$0.43	$0.92	$0.83
Diluted	$0.47	$0.43	$0.91	$0.82
Dividends declared per share	$0.12	$0.11	$0.25	$0.22
See accompanying notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except per share data)	June 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$453,939	$443,420
Restricted cash and investments	277,646	229,753
Short-term investments	16,077	13,734
Premiums, commissions and fees receivable	472,227	433,885
Reinsurance recoverable	60,812	31,968
Prepaid reinsurance premiums	298,907	309,643
Deferred income taxes	15,552	24,635
Other current assets	52,107	50,351
Total current assets	1,647,267	1,537,389
Fixed assets, net	80,488	81,753
Goodwill	2,665,347	2,586,683
Amortizable intangible assets, net	745,352	744,680
Investments	22,992	18,092
Other assets	45,431	35,882
Total assets	$5,206,877	$5,004,479
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Premiums payable to insurance companies	$667,180	$574,736
Losses and loss adjustment reserve	60,812	31,968
Unearned premiums	298,907	309,643
Premium deposits and credits due customers	95,147	83,098
Accounts payable	91,594	63,910
Accrued expenses and other liabilities	163,523	192,067
Current portion of long-term debt	80,492	73,125
Total current liabilities	1,457,655	1,328,547
Long-term debt less unamortized discount and debt issuance costs	1,045,004	1,071,618
Deferred income taxes, net	371,099	360,949
Other liabilities	80,872	93,589
Shareholders’ Equity:
Common stock, par value $0.10 per share; authorized 280,000 shares; issued 147,694 shares and outstanding 139,900 shares at 2016, issued 146,415 shares and outstanding 138,985 shares at 2015	14,769	14,642
Additional paid-in capital	445,901	426,498
Treasury stock, at cost 7,794 and 7,430 shares at 2016 and 2015, respectively	(250,025)	(238,775)
Retained earnings	2,041,602	1,947,411
Total shareholders’ equity	2,252,247	2,149,776
Total liabilities and shareholders’ equity	$5,206,877	$5,004,479
See accompanying notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS(UNAUDITED)

	For the six months ended June 30,
(in thousands)	2016	2015
Cash flows from operating activities:
Net income	$128,320	$117,956
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	43,220	43,248
Depreciation	10,672	10,420
Non-cash stock-based compensation	6,674	12,459
Change in estimated acquisition earn-out payables	3,236	1,735
Deferred income taxes	15,907	10,745
Amortization of debt discount	79	79
Amortization and disposal of deferred financing costs	807	804
Accretion of discounts, investment	47	—
Income tax benefit from exercise of shares from the stock benefit plans	(6,816)	(1,827)
Net gain on sales of investments, fixed assets and customer accounts	(2,700)	(478)
Payments on acquisition earn-outs in excess of original estimated payables	(3,550)	(2,778)
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Restricted cash and investments (increase) decrease	(47,893)	13,876
Premiums, commissions and fees receivable (increase) decrease	(34,099)	11,109
Reinsurance recoverables (increase)	(28,844)	(66,174)
Prepaid reinsurance premiums decrease	10,736	18,008
Other assets (increase)	(11,272)	(20,872)
Premiums payable to insurance companies increase	90,068	36,851
Premium deposits and credits due customers increase	12,049	2,211
Losses and loss adjustment reserve increase	28,844	66,174
Unearned premiums (decrease)	(10,736)	(18,008)
Accounts payable increase	34,156	16,375
Accrued expenses and other liabilities (decrease)	(29,765)	(21,935)
Other liabilities (decrease)	(18,346)	(2,594)
Net cash provided by operating activities	190,794	227,384
Cash flows from investing activities:
Additions to fixed assets	(8,944)	(8,597)
Payments for businesses acquired, net of cash acquired	(107,290)	(105,056)
Proceeds from sales of fixed assets and customer accounts	3,291	3,998
Purchases and proceeds from sales of investments	(7,026)	(913)
Net cash used in investing activities	(119,969)	(110,568)
Cash flows from financing activities:
Payments on acquisition earn-outs	(7,012)	(11,261)
Payments on long-term debt	(20,625)	(31,875)
Income tax benefit from exercise of shares from the stock benefit plans	6,816	1,827
Issuances of common stock for employee stock benefit plans	916	500
Repurchase stock benefit plan shares for employees to fund tax withholdings	(6,273)	(2,168)
Purchase of treasury stock	(11,250)	(85,000)
Settlement (Prepayment) of accelerated share repurchase program	11,250	(15,000)
Cash dividends paid	(34,128)	(31,280)
Net cash (used in) financing activities	(60,306)	(174,257)
Net increase (decrease) in cash and cash equivalents	10,519	(57,441)
Cash and cash equivalents at beginning of period	443,420	470,048
Cash and cash equivalents at end of period	$453,939	$412,607
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
Recently Issued Accounting Pronouncements
In March 2016, the FASB issued ASU 2016-08, "Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net)" ("ASU 2016-08") to clarify certain aspects of the principal-versus-agent guidance included in the new revenue standard ASU 2014-09 "Revenue from Contracts with Customers" ("ASU 2014-09"). The FASB issued the ASU in response to concerns identified by stakeholders, including those related to (1) determining the appropriate unit of account under the revenue standard’s principal-versus-agent guidance and (2) applying the indicators of whether an entity is a principal or an agent in accordance with the revenue standard’s control principle. ASU 2016-08 is effective for the Company beginning January 1, 2018. The impact of ASU 2016-08 is currently being evaluated along with ASU 2014-09.

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
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which provides guidance for accounting for leases. Under ASU 2016-02, the Company will be required to recognize the assets and liabilities for the rights and obligations created by leased assets. ASU 2016-02 will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating its leases against the requirements of this pronouncement with the primary effect of adopting the new standard being the requirement to record assets and obligations for operating leases with original terms greater than twelve months.
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

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share data)	2016	2015	2016	2015
Net income	$66,250	$61,005	$128,320	$117,956
Net income attributable to unvested awarded performance stock	(1,896)	(1,439)	(3,337)	(2,802)
Net income attributable to common shares	$64,354	$59,566	$124,983	$115,154
Weighted average number of common shares outstanding – basic	139,998	140,839	139,395	141,803
Less unvested awarded performance stock included in weighted average number of common shares outstanding – basic	(4,006)	(3,321)	(3,625)	(3,369)
Weighted average number of common shares outstanding for basic earnings per common share	135,992	137,518	135,770	138,434
Dilutive effect of stock options	1,589	2,310	1,490	2,213
Weighted average number of shares outstanding – diluted	137,581	139,828	137,260	140,647
Net income per share:
Basic	$0.47	$0.43	$0.92	$0.83
Diluted	$0.47	$0.43	$0.91	$0.82
NOTE 4· Business Combinations
During the six months ended June 30, 2016, Brown & Brown acquired the assets and assumed certain liabilities of four insurance intermediaries and all of the stock of one insurance intermediary. Additionally, miscellaneous adjustments were recorded to the purchase price allocation of certain prior acquisitions completed within the last twelve months as permitted by Accounting Standards Codification Topic 805 — Business Combinations (“ASC 805”). Such adjustments are presented in the "Other" category within the following two tables. All of these businesses were acquired primarily to expand Brown & Brown’s core business and to attract and hire high-quality individuals. The recorded purchase price for all acquisitions consummated after January 1, 2009 included an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations will be recorded in the Condensed Consolidated Statement of Income when incurred.
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
Based on the acquisition date and the complexity of the underlying valuation work, certain amounts included in the Company’s Condensed Consolidated Financial Statements may be provisional and thus subject to further adjustments within the permitted measurement period, as defined in ASC 805. For the six months ended June 30, 2016, several adjustments were made within the permitted measurement period that resulted in a decrease in the aggregate purchase price of the affected acquisitions of $917,497 relating to the assumption of certain liabilities. These measurement period adjustments have been reflected as current period adjustments in the six months ended June 30, 2016 in accordance with the guidance in ASU 2015-16 "Business Combinations". The measurement period adjustments impacted goodwill, with no effect on earnings or cash in the current period.
Cash paid for acquisitions was $109.4 million and $105.1 million in the six-month periods ended June 30, 2016 and 2015, respectively. We completed five acquisitions (excluding book of business purchases) in the six-month period ended June 30, 2016. We also completed seven acquisitions (excluding book of business purchases) in the six-month period ended June 30, 2015.

The following table summarizes the purchase price allocation made as of the date of each acquisition for current year acquisitions and adjustments made during the measurement period for prior year acquisitions. The purchase price allocation for Social Security Advocates for the Disabled ("SSAD") and Morstan General Agency, Inc. ("Morstan") are provisional as they are based on initial valuations. The primary areas of the preliminary purchase price allocations for SSAD and Morstan that are not yet finalized relate to the fair value of certain tangible and intangible assets acquired and liabilities assumed, assets and liabilities related to income taxes and residual goodwill. During the measurement periods, the Company will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. With the Company's adoption of ASU No. 2015-16 in the first fiscal quarter of 2016, these adjustments will be made in the period in which the amounts are determined and the current period income effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date.

(in thousands)
Name	Business Segment	Effective Date of Acquisition	Cash Paid	Note Payable	Other Payable	Recorded Earn-Out Payable	Net Assets Acquired	Maximum Potential Earn- Out Payable
Social Security Advocates for the Disabled (SSAD)	Services	February 1, 2016	$32,526	$492	$—	$971	$33,989	$3,000
Morstan General Agency, Inc. (Morstan)	Wholesale	June 1, 2016	66,050	—	10,200	1,885	78,135	5,000
Other	Various	Various	10,808	—	300	(463)	10,645	3,864
Total			$109,384	$492	$10,500	$2,393	$122,769	$11,864
The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition.

(in thousands)	SSAD	Morstan	Other	Total
Cash	$2,094	$—	$—	$2,094
Other current assets	1,042	2,482	753	4,277
Fixed assets	307	300	42	649
Goodwill	22,321	49,954	6,389	78,664
Purchased customer accounts	13,069	26,775	4,291	44,135
Non-compete agreements	72	39	73	184
Total assets acquired	38,905	79,550	11,548	130,003
Other current liabilities	(1,686)	(1,415)	(903)	(4,004)
Deferred income tax, net	(3,230)	—	—	(3,230)
Total liabilities assumed	(4,916)	(1,415)	(903)	(7,234)
Net assets acquired	$33,989	$78,135	$10,645	$122,769
The weighted average useful lives for the acquired amortizable intangible assets are as follows: purchased customer accounts, 15 years; and non-compete agreements, 5 years.
Goodwill of $78,664,000, which is net of any opening balance sheet adjustments within the allowable measurement period, was allocated to the Retail, National Programs, Wholesale Brokerage and Service Segments in the amounts of $6,366,000, $(1,000), $49,978,000 and $22,321,000, respectively. Of the total goodwill of $78,664,000, $54,920,000 is currently deductible for income tax purposes and $21,351,000 is non-deductible. The remaining $2,393,000 relates to the recorded earn-out payables and will not be deductible until it is earned and paid.

For the acquisitions completed during 2016, the results of operations since the acquisition dates have been combined with those of the Company. The total revenues from the acquisitions completed through June 30, 2016, included in the Condensed Consolidated Statement of Income for the three and six months ended June 30, 2016, were $6,342,000 and $8,870,000 , respectively. The income before income taxes, including the intercompany cost of capital charge, from the acquisitions completed through June 30, 2016, included in the Condensed Consolidated Statement of Income for the three and six months ended June 30, 2016, were $830,000 and $1,400,000. If the acquisitions had occurred as of the beginning of the respective periods, the Company’s results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

(UNAUDITED)	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share data)	2016	2015	2016	2015
Total revenues	$452,240	$432,324	$885,956	$848,183
Income before income taxes	$110,064	$103,442	$214,403	$199,568
Net income	$66,849	$62,533	$130,004	$120,910
Net income per share:
Basic	$0.48	$0.44	$0.93	$0.85
Diluted	$0.47	$0.44	$0.92	$0.84
Weighted average number of shares outstanding:
Basic	135,992	137,518	135,770	138,434
Diluted	137,581	139,828	137,260	140,647
As of June 30, 2016 and 2015, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820-Fair Value Measurement. The resulting additions, payments, and net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the three and six months ended June 30, 2016 and 2015, were as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2016	2015	2016	2015
Balance as of the beginning of the period	$69,095	$77,709	$78,387	$75,283
Additions to estimated acquisition earn-out payables	1,787	21,480	2,393	27,134
Payments for estimated acquisition earn-out payables	(1,485)	(9,448)	(10,562)	(14,039)
Subtotal	69,397	89,741	70,218	88,378
Net change in earnings from estimated acquisition earn-out payables:
Change in fair value on estimated acquisition earn-out payables	3,385	(342)	1,822	334
Interest expense accretion	672	714	1,414	1,401
Net change in earnings from estimated acquisition earn-out payables	4,057	372	3,236	1,735
Balance as of June 30,	$73,454	$90,113	$73,454	$90,113
Of the $73.5 million estimated acquisition earn-out payables as of June 30, 2016, $38.7 million was recorded as accounts payable and $34.8 million was recorded as other non-current liabilities. Included within the additions to estimated acquisition earn-out payables are any adjustments to opening balance sheet items within the allowable measurement period, which may therefore differ from previously reported amounts.

NOTE 5· Goodwill
Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The Company completed its most recent annual assessment as of November 30, 2015, and identified no impairment as a result of the evaluation.
The changes in the carrying value of goodwill by reportable segment for the six months ended June 30, 2016 are as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Total
Balance as of January 1, 2016	$1,345,636	$901,866	$226,961	$112,220	$2,586,683
Goodwill of acquired businesses	6,366	(1)	49,978	22,321	78,664
Goodwill of transferred businesses	571	(571)	—	—	—
Balance as of June 30, 2016	$1,352,573	$901,294	$276,939	$134,541	$2,665,347
NOTE 6· Amortizable Intangible Assets
Amortizable intangible assets at June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016				December 31, 2015
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (Years)(1)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (Years)(1)
Purchased customer accounts	$1,442,512	$(699,252)	$743,260	15.0	$1,398,986	$(656,799)	$742,187	15.0
Non-compete agreements	29,624	(27,532)	2,092	6.8	29,440	(26,947)	2,493	6.8
Total	$1,472,136	$(726,784)	$745,352		$1,428,426	$(683,746)	$744,680

(1)	Weighted average life calculated as of the date of acquisition.
Amortization expense for amortizable intangible assets for the years ending December 31, 2016, 2017, 2018, 2019 and 2020 is estimated to be $86.6 million, $84.6 million, $79.3 million, $74.8 million, and $67.4 million, respectively.

NOTE 7· Long-Term Debt
Long-term debt at June 30, 2016 and December 31, 2015 consisted of the following:

(in thousands)	June 30, 2016	December 31, 2015
Current portion of long-term debt:
Current portion of 5-year term loan facility expires 2019	$55,000	$48,125
5.660% senior notes, Series C, semi-annual interest payments, balloon due 2016	25,000	25,000
Short term promissory note	492	—
Total current portion of long-term debt	80,492	73,125
Long-term debt:
Note agreements:
4.500% senior notes, Series E, quarterly interest payments, balloon due 2018	100,000	100,000
4.200% senior notes, semi-annual interest payments, balloon due 2024	498,707	498,628
Total notes	598,707	598,628
Credit agreements:
5-year term-loan facility, periodic interest and principal payments, LIBOR plus up to 1.75%, expires May 20, 2019	453,750	481,250
5-year revolving-loan facility, periodic interest payments, currently LIBOR plus up to 1.50%, plus commitment fees up to 0.25%, expires May 20, 2019	—	—
Revolving credit loan, quarterly interest payments, LIBOR plus up to 1.40% and availability fee up to 0.25%, terminated March 14, 2016	—	—
Total credit agreements	453,750	481,250
Debt issuance costs (contra)	(7,453)	(8,260)
Total long-term debt less unamortized discount and debt issuance costs	1,045,004	1,071,618
Current portion of long-term debt	80,492	73,125
Total debt	$1,125,496	$1,144,743
On December 22, 2006, the Company entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). The initial issuance of notes under the Master Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.66% per year. On February 1, 2008, $25.0 million in Series D Senior Notes due January 15, 2015, with a fixed interest rate of 5.37% per year, were issued. On September 15, 2011, and pursuant to a Confirmation of Acceptance (the “Confirmation”), dated January 21, 2011, in connection with the Master Agreement, $100.0 million in Series E Senior Notes were issued and are due September 15, 2018, with a fixed interest rate of 4.50% per year. The Series E Senior Notes were issued for the sole purpose of retiring existing senior notes. On January 15, 2015 the Series D Notes were redeemed at maturity using cash proceeds to pay off the principal of $25.0 million plus any remaining accrued interest. As of June 30, 2016, there was an outstanding debt balance issued under the provisions of the Master Agreement of $125.0 million.
On July 1, 2013, in conjunction with the acquisition of Beecher Carlson Holdings, Inc., the Company entered into a revolving loan agreement (the “Wells Fargo Agreement”) with Wells Fargo Bank, N.A. that provided for a $50.0 million revolving line of credit (the “Wells Fargo Revolver”). The maturity date for the Wells Fargo Revolver is December 31, 2016, at which time all outstanding principal and unpaid interest will be due. On April 16, 2014, in connection with the signing of the Credit Facility (as defined below) an amendment to the agreement was established to reduce the total revolving loan commitment from $50.0 million to $25.0 million. The Wells Fargo Revolver may be increased by up to $50.0 million (bringing the total amount available to $75.0 million). The calculation of interest and fees for the Wells Fargo Agreement is generally based on the Company’s funded debt-to-EBITDA ratio. Interest is charged at a rate equal to 1.00% to 1.40% above LIBOR or 1.00% below the Base Rate, each as more fully described in the Wells Fargo Agreement. Fees include an up-front fee, an availability fee of 0.175% to 0.25%, and a letter of credit margin fee of 1.00% to 1.40%. The obligations under the Wells Fargo Revolver are unsecured and the Wells Fargo Agreement includes various covenants, limitations and events of default that are customary for similar facilities for similar borrowers. On March 14, 2016, the Wells Fargo Revolver was terminated before its maturity date as mentioned above with no fees incurred. There were no borrowings against the Wells Fargo Revolver as of June 30, 2016 and December 31, 2015.
On April 17, 2014, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A. as administrative agent and certain other banks as co-syndication agents and co-documentation agents (the “Credit Agreement”). The Credit Agreement in the amount of $1,350.0 million provides for an unsecured revolving credit facility (the “Credit Facility”) in the initial amount of $800.0 million and unsecured term loans in the initial amount of $550.0 million, either or both of which may, subject to lenders’ discretion, potentially be increased by up to $500.0 million. The Credit Facility was funded on May 20, 2014 in conjunction with the closing of the Wright acquisition, with the $550.0 million term loan being funded as well as a drawdown of $375.0 million on the revolving loan facility. Use of these proceeds was to retire existing term loan debt and to facilitate the closing of the Wright acquisition as well as other acquisitions. The Credit Facility terminates on May 20, 2019, but either or both of the revolving credit facility and the term loans may be extended for two additional one-year periods at the Company’s request and at the discretion of the respective lenders. Interest and facility fees in respect to the Credit Facility are based on the better of the Company’s net debt leverage ratio or a non-credit enhanced senior unsecured long-term debt rating. Based on the Company’s net debt leverage ratio, the rates of interest charged on the term loan are 1.00% to 1.75%, and the revolving loan is 0.85% to 1.50% above the adjusted LIBOR rate for outstanding amounts drawn. There are fees included in the facility which include a facility fee based on the revolving credit commitments of the lenders (whether used or unused) at a rate of 0.15% to 0.25% and letter of credit fees based on the amounts of outstanding secured or unsecured letters of credit. The Credit Facility includes various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers. As of June 30, 2016 and December 31, 2015, there was an outstanding debt balance issued under the provisions of the Credit Facility in total of $508.8 million and $529.4 million respectively, with no borrowings outstanding relative to the revolving loan. Per the terms of the agreement, a scheduled principal payment of $13.8 million is due on September 30, 2016.
On September 18, 2014, the Company issued $500.0 million of 4.200% unsecured senior notes due in 2024. The senior notes were given investment grade ratings of BBB-/Baa3 with a stable outlook. The notes are subject to certain covenant restrictions and regulations which are customary for credit rated obligations. At the time of funding, the proceeds were offered at a discount of the original note amount which also excluded an underwriting fee discount. The net proceeds received from the issuance were used to repay the outstanding balance of $475.0 million on the revolving Credit Facility and for other general corporate purposes. As of June 30, 2016 and December 31, 2015, there was an outstanding debt balance of $500.0 million exclusive of the associated discount balance.
The Master Agreement and the Credit Agreement all require the Company to maintain certain financial ratios and comply with certain other covenants. The Company was in compliance with all such covenants as of June 30, 2016 and December 31, 2015.
The 30-day Adjusted LIBOR Rate as of June 30, 2016 was 0.50%.
NOTE 8· Supplemental Disclosures of Cash Flow Information and Non-Cash Financing and Investing Activities

Our Restricted Cash balance is composed of funds held in separate premium trust accounts as required by state law or, in some cases, pursuant to agreements with our carrier partners. In the second quarter of 2015, certain balances that had previously been reported as held in restricted premium trust accounts were reclassified as non-restricted as they were not restricted by state law or by contractual agreement with a carrier. The resulting impact of this change is a reduction during the second quarter of 2015 of approximately $41 million in the balance reported on our Condensed Consolidated Balance Sheet as Restricted Cash and Investments and a corresponding increase in the balance reported as Cash and Cash Equivalents. While these balances are not restricted, they do represent premium payments from customers to be paid to insurance carriers and this change should not be viewed as a source of operating cash.

	For the six months ended June 30,
(in thousands)	2016	2015
Cash paid during the period for:
Interest	$18,770	$18,766
Income taxes	$71,466	$67,457
Brown & Brown’s significant non-cash investing and financing activities are summarized as follows:

	For the six months ended June 30,
(in thousands)	2016	2015
Other payable issued for purchased customer accounts	$10,500	$905
Estimated acquisition earn-out payables and related charges	$2,393	$27,134
Notes payable issued or assumed for purchased customer accounts	$492	$—
Notes received on the sale of fixed assets and customer accounts	$—	$544
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
Brown & Brown conducts all of its operations within the United States of America, except for a wholesale brokerage operation based in London, England, and retail operations in Bermuda and the Cayman Islands. These operations earned $3.7 million and $3.4 million of total revenues for the three months ended June 30, 2016 and 2015, respectively. These operations earned $6.5 million and $6.1 million of total revenues for the six months ended June 30, 2016 and 2015, respectively. Long-lived assets held outside of the United States as of June 30, 2016 and 2015 were not material.
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

	For the three months ended June 30, 2016
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$234,560	$108,820	$61,287	$41,752	$99	$446,518
Investment income	$7	$239	$1	$83	$172	$502
Amortization	$10,893	$6,982	$2,591	$1,140	$4	$21,610
Depreciation	$1,616	$2,007	$488	$472	$771	$5,354
Interest expense	$9,986	$11,461	$685	$1,327	$(13,622)	$9,837
Income before income taxes	$49,150	$22,245	$16,287	$6,906	$14,489	$109,077
Total assets	$3,593,733	$2,556,293	$1,018,689	$327,957	$(2,289,795)	$5,206,877
Capital expenditures	$2,172	$1,314	$322	$276	$608	$4,692

	For the three months ended June 30, 2015
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$222,721	$103,056	$55,417	$38,360	$(107)	$419,447
Investment income	$21	$56	$73	$1	$109	$260
Amortization	$11,185	$6,975	$2,432	$1,022	$9	$21,623
Depreciation	$1,634	$1,756	$561	$529	$757	$5,237
Interest expense	$10,562	$13,953	$216	$1,596	$(16,656)	$9,671
Income before income taxes	$48,455	$13,810	$16,390	$5,538	$16,721	$100,914
Total assets	$3,423,263	$2,516,430	$865,000	$283,996	$(2,067,852)	$5,020,837
Capital expenditures	$1,349	$1,761	$1,211	$301	$248	$4,870

	For the six months ended June 30, 2016
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$466,748	$209,890	$114,701	$78,320	$1,032	$870,691
Investment income	$28	$487	$4	$147	$254	$920
Amortization	$21,882	$14,090	$5,033	$2,205	$10	$43,220
Depreciation	$3,253	$3,936	$984	$959	$1,540	$10,672
Interest expense	$20,389	$24,051	$932	$2,563	$(28,201)	$19,734
Income before income taxes	$99,602	$36,048	$30,849	$11,958	$33,169	$211,626
Total assets	$3,593,733	$2,556,293	$1,018,689	$327,957	$(2,289,795)	$5,206,877
Capital expenditures	$3,221	$3,246	$914	$481	$1,082	$8,944

	For the six months ended June 30, 2015
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$441,065	$202,611	$107,245	$73,148	$(324)	$823,745
Investment income	$43	$101	$145	$1	$190	$480
Amortization	$22,119	$14,210	$4,855	$2,045	$19	$43,248
Depreciation	$3,276	$3,522	$1,124	$1,059	$1,439	$10,420
Interest expense	$20,720	$28,908	$445	$3,195	$(33,746)	$19,522
Income before income taxes	$95,464	$23,286	$30,874	$10,040	$35,028	$194,692
Total assets	$3,423,263	$2,516,430	$865,000	$283,996	$(2,067,852)	$5,020,837
Capital expenditures	$2,773	$3,250	$1,662	$541	$371	$8,597
NOTE 11· Investments
At June 30, 2016, the Company’s amortized cost and fair values of fixed maturity securities are summarized as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities, obligations of U.S. Government agencies and Municipals	$21,806	$190	$—	$21,996
Corporate debt	3,371	41	—	3,412
Short duration fixed income fund	484	12	—	496
Total	$25,661	$243	$—	$25,904

For securities in a loss position, the following table shows the investments’ gross unrealized loss and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2016:

	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities, obligations of U.S. Government agencies and Municipals	$241	$—	$—	$—	$241	$—
Corporate debt	382	—	160	—	542	—
Total	$623	$—	$160	$—	$783	$—
The unrealized losses from corporate issuers were caused by interest rate increases. At June 30, 2016, the Company had 5 securities in an unrealized loss position. The corporate securities are highly rated securities with no indicators of potential impairment. Based on the ability and intent of the Company to hold these investments until recovery of fair value, which may be maturity, the bonds were not considered to be other-than-temporarily impaired at June 30, 2016.
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
The following table shows the investments’ gross unrealized loss and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2015:

	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities, obligations of U.S. Government agencies and Municipals	$8,998	$(26)	$—	$—	$8,998	$(26)
Foreign Government	50	—	—	—	50	—
Corporate debt	2,731	(14)	284	(2)	3,015	(16)
Total	$11,779	$(40)	$284	$(2)	$12,063	$(42)
The unrealized losses in the Company's investments in U.S. Treasury Securities and obligations of U.S. Government agencies and bonds from corporate issuers were caused by interest rate increases. At December 31, 2015, the Company had 35 securities in an unrealized loss position. The contractual cash flows of the U.S. Treasury Securities and obligations of the U.S. Government agencies investments are either guaranteed by the U.S. Government or an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. The corporate securities are highly rated securities with no indicators of potential impairment. Based on the ability and intent of the Company to hold these investments until recovery of fair value, which may be maturity, the bonds were not considered to be other-than-temporarily impaired at December 31, 2015.
The amortized cost and estimated fair value of the fixed maturity securities at June 30, 2016 by contractual maturity are set forth below:

(in thousands)	Amortized Cost	Fair Value
Years to maturity:
Due in one year or less	$2,910	$2,912
Due after one year through five years	22,421	22,638
Due after five years through ten years	330	354
Total	$25,661	$25,904

The amortized cost and estimated fair value of the fixed maturity securities at December 31, 2015 by contractual maturity are set forth below:

(in thousands)	Amortized Cost	Fair Value
Years to maturity:
Due in one year or less	$5,726	$5,722
Due after one year through five years	12,038	12,041
Due after five years through ten years	330	329
Total	$18,094	$18,092
The expected maturities in the foregoing table may differ from the contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalty.
At June 30, 2016, including the $2.9 million from above in maturities of less than one year, the Company held a balance of $13.2 million in other short-term investments on the Condensed Consolidated Balance Sheet.
Proceeds from the sales and maturity of the Company’s investment in fixed maturity securities were $4.6 million. This along with maturing time deposits and the utilization of funds from a money-market investment account of $4.8 million yielded total cash proceeds from the sale of investments of $9.4 million in the period of January 1, 2016 to June 30, 2016. These proceeds were used to purchase additional fixed maturity securities. The gains and losses realized on those sales for the period from January 1, 2016 to June 30, 2016 were insignificant.
Realized gains and losses are reported on the Condensed Consolidated Statements of Income, with the cost of securities sold determined on a specific identification basis.
At June 30, 2016, investments with a fair value of approximately $4.0 million were on deposit with state insurance departments to satisfy regulatory requirements.
NOTE 12· Reinsurance
Although the reinsurers are liable to the Company for amounts reinsured, our subsidiary, Wright Flood remains primarily liable to its policyholders for the full amount of the policies written whether or not the reinsurers meet their obligations to the Company when they become due. The effects of reinsurance on premiums written and earned are as follows:

	Period from January 1, 2016 to June 30, 2016
(in thousands)	Written	Earned
Direct premiums	$286,425	$297,160
Ceded premiums	286,416	297,151
Net premiums	$9	$9
All premiums written by Wright Flood under the National Flood Insurance Program are 100% ceded to FEMA, for which Wright Flood received a 30.9% expense allowance from January 1, 2016 through June 30, 2016. For the period from January 1, 2016 through June 30, 2016, the Company ceded $285.7 million of written premiums.
Effective April 1, 2014, Wright Flood is also a party to a quota share agreement whereby it cedes 100% of its gross excess flood premiums, which excludes fees, to Arch Reinsurance Company and receives a 30.5% commission. Wright Flood ceded $0.7 million for the period from January 1, 2016 through June 30, 2016. No loss data exists on this agreement.
Wright Flood also ceded 100% of the Homeowners, Private Passenger Auto Liability, and Other Liability Occurrence to Stillwater Insurance Company, formerly known as Fidelity National Insurance Company. This business is in runoff. Therefore, only loss data still exists on this business. As of June 30, 2016, ceded unpaid losses and loss adjustment expenses for Homeowners, Private Passenger Auto Liability and Other Liability Occurrence was $8,698, $8,400 and $0, respectively. The incurred but not reported balance was $10,335 for Homeowners, $14,383 for Private Passenger Auto Liability and $8,456 for Other Liability Occurrence.
As of June 30, 2016 the Condensed Consolidated Balance Sheet contained reinsurance recoverable of $60.8 million and prepaid reinsurance premiums of $298.9 million. There was no net activity in the reserve for losses and loss adjustment expense during the period January 1, 2016 through June 30, 2016, as Wright Flood's direct premiums written were 100% ceded to two reinsurers. The balance of the reserve for losses and loss adjustment expense, excluding related reinsurance recoverable, as of June 30, 2016 was $60.8 million.

NOTE 13· Statutory Financial Information
Wright Flood maintains capital in excess of the minimum statutory amount of $7.5 million as required by regulatory authorities. The unaudited statutory capital and surplus of Wright Flood was $20.7 million at June 30, 2016. For the period from January 1, 2016 through June 30, 2016, Wright Flood generated statutory net income of $5.5 million.
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
GENERAL
Company Overview — Second Quarter of 2016
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
Certain insurance companies offer guaranteed fixed-base agreements, referred to as “Guaranteed Supplemental Commissions” (“GSCs”) in lieu of profit-sharing contingent commissions. Since GSCs are not subject to the uncertainty of loss ratios, they are accrued throughout the year based on actual premiums written. For the twelve-month period ending December 31, 2015, we had earned $10.0 million of GSCs, of which $7.6 million remained accrued at December 31, 2015, the balance of which is typically collected over the first and second quarter. For the three-month periods ended June 30, 2016 and 2015, we earned and accrued $2.8 million and $2.2 million, respectively, and for the six-month periods ended June 30, 2016 and 2015, we earned and accrued $6.0 million and $5.6 million, respectively, from GSCs.
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
Additionally, our profit-sharing contingent commissions and GSCs for the three months ended June 30, 2016 increased by $4.4 million compared to the second quarter of 2015, primarily in our National Programs Segment.
For the three and six-month periods ended June 30, 2016, our consolidated internal revenue growth rate was 2.6% and 2.0%, respectively. Additionally, each of our four segments recorded positive internal revenue growth for the three and six months ended June 30, 2016. In the event that the gradual increases in insurable exposure units that occurred in the past few years continues through 2016 and premium rate changes are similar with 2015, we believe we will continue to see positive quarterly internal revenue growth rates in 2016.
Historically, investment income has consisted primarily of interest earnings on operating cash as well as on premiums and advance premiums collected and held in a fiduciary capacity before being remitted to insurance companies. Our policy is to invest available funds in high-quality, short-term fixed income investment securities. Investment income also includes gains and losses realized from the sale of investments. Other income primarily reflects legal settlements and other miscellaneous income and for the three months ended June 30, 2016 decreased by $1.6 million primarily as a result of a legal settlement recognized in the second quarter of 2015.
Income before income taxes for the three month period ended June 30, 2016 increased from the second quarter of 2015 by $8.2 million, primarily as a result of acquisitions completed in the past twelve months and profits from net new business partially offset by the change in estimated acquisition earn-out payables.

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
Acquisitions
Part of our continuing business strategy is to attract high-quality insurance intermediaries to join our operations. From 1993 through the second quarter of 2016, we acquired 477 insurance intermediary operations, excluding acquired books of business (customer accounts).
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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015
The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes.
Financial information relating to our Condensed Consolidated Financial results for the three and six months ended June 30, 2016 and 2015 is as follows:

	For the three months ended June 30,			For the six months ended June 30,
(in thousands, except percentages)	2016	2015	% Change	2016	2015	% Change
REVENUES
Core commissions and fees	$435,462	$411,435	5.8%	$823,706	$781,905	5.3%
Profit-sharing contingent commissions	7,358	3,573	105.9%	38,339	33,528	14.3%
Guaranteed supplemental commissions	2,842	2,236	27.1%	5,952	5,592	6.4%
Investment income	502	260	93.1%	920	480	91.7%
Other income, net	354	1,943	(81.8)%	1,774	2,240	(20.8)%
Total revenues	446,518	419,447	6.5%	870,691	823,745	5.7%
EXPENSES
Employee compensation and benefits	231,102	217,601	6.2%	455,161	429,263	6.0%
Other operating expenses	66,291	64,377	3.0%	129,896	125,470	3.5%
(Gain) loss on disposal	(810)	(348)	132.8%	(2,854)	(605)	NMF
Amortization	21,610	21,623	(0.1)%	43,220	43,248	(0.1)%
Depreciation	5,354	5,237	2.2%	10,672	10,420	2.4%
Interest	9,837	9,671	1.7%	19,734	19,522	1.1%
Change in estimated acquisition earn-out payables	4,057	372	NMF	3,236	1,735	86.5%
Total expenses	337,441	318,533	5.9%	659,065	629,053	4.8%
Income before income taxes	109,077	100,914	8.1%	211,626	194,692	8.7%
Income taxes	42,827	39,909	7.3%	83,306	76,736	8.6%
NET INCOME	$66,250	$61,005	8.6%	$128,320	$117,956	8.8%
Net internal growth rate – core organic commissions and fees	2.6%	1.9%		2.0%	2.8%
Employee compensation and benefits ratio	51.8%	51.9%		52.3%	52.1%
Other operating expenses ratio	14.8%	15.3%		14.9%	15.2%
Capital expenditures	$4,692	$4,870		$8,944	$8,597
Total assets at June 30				$5,206,877	$5,020,837

NMF = Not a meaningful figure
Commissions and Fees
Commissions and fees, including profit-sharing contingent commissions and GSCs, for the three months ended June 30, 2016 increased $28.4 million to $445.6 million, or 6.8% over the same period in 2015. Core commissions and fees revenue for the second quarter of 2016 increased $24.0 million, of which approximately $15.9 million represented core commissions and fees from agencies acquired since 2015 that had no comparable revenues in the same period of 2015. After accounting for divested business of $2.5 million, the remaining net increase of $10.6 million represented net new business, which reflects a growth rate of 2.6% for core organic commissions and fees. Profit-sharing contingent commissions and GSCs for the second quarter of 2016 increased by $4.4 million, or 75.6%, compared to the same period in 2015. The net increase of $4.4 million in the second quarter was mainly driven by an increase in profit-sharing contingent commissions in the National Programs Segment.
For the six months ended June 30, 2016 commissions and fees, including profit-sharing contingent commissions and GSCs, increased $47.0 million to 868.0 million, or 5.7% over the same period in 2015. Core commissions and fees revenue for the six months ended June 30, 2016 increased $41.8 million, of which approximately $30.2 million represented core commissions and fees from acquisitions that had no comparable revenues in the same period of 2015. After accounting for divested business of $3.8 million, the remaining net increase of $15.4 million represented net new business, which reflects an internal growth rate of 2.0% for core organic commissions and fees. Profit-sharing contingent commissions and GSCs for the six months ended June 30, 2016 increased by $5.2 million, or 13.2%, compared to the same period in 2015. The net increase of $5.2 million in the first six months of 2016 was mainly driven by an increase in profit-sharing contingent commissions in the National Programs and Retail Segments.
Investment Income
Investment income for the three months ended June 30, 2016 increased $0.2 million, or 93.1%, over the same period in 2015. Investment income for the six months ended June 30, 2016 increased $0.4 million, or 91.7%, over the same period in 2015. This increase was related to higher average invested cash balances and additional interest income driven by cash management activities to earn a higher yield.
Other Income, net
Other income for the three months ended June 30, 2016 was $0.4 million, compared with $1.9 million in the same period in 2015. Other income consists primarily of legal settlements and other miscellaneous income. The $1.5 million decrease for the three months ended June 30, 2016 from the comparable period in 2015 was primarily due to a legal settlement realized in the prior year.
Other income for the six months ended June 30, 2016 was $1.8 million, compared with $2.2 million in the same period in 2015. The $0.4 million decrease for the six months ended June 30, 2016 from the comparable period in 2015 was primarily due to a $1.0 million benefit received from Company-owned life insurance, offset by a legal settlement realized in the prior year.
Employee Compensation and Benefits
Employee compensation and benefits expense as a percentage of total revenues decreased 10bps to 51.8% for the three months ended June 30, 2016, from 51.9% for the three months ended June 30, 2015. Employee compensation and benefits for the second quarter of 2016 increased, approximately 6.2%, or $13.5 million, over the same period in 2015. This net increase included $4.7 million of compensation costs related to stand-alone acquisitions that had no comparable costs in the same period of 2015. Therefore, employee compensation and benefits expense attributable to those offices that existed in the same three-month period ended June 30, 2016 and 2015 increased by $8.8 million or 4.1%. The employee compensation and benefits expense net increases for these offices were primarily related to (i) an increase in staff salaries attributable to investments and higher volumes in portion of our business and (ii) increased producer commissions due to increased revenue and (iii) a decrease in non-cash stock-based compensation which partially offset the overall increase.
Employee compensation and benefits expense as a percentage of total revenues increased to 52.3% for the six months ended June 30, 2016, from 52.1% for the six months ended June 30, 2015. Employee compensation and benefits for the first half of 2016 increased, approximately 6.0%, or $25.9 million, over the same period in 2015. This increase included $10.2 million of compensation costs related to acquisitions that had no comparable costs in the same period of 2015. Therefore, employee compensation and benefits expense attributable to those offices that existed in the same six-month period ended June 30, 2016 and 2015 increased by $15.7 million or 3.7%. The employee compensation and benefits expense increases for these offices were primarily related to (i) an increase in staff salaries attributable to investments and higher volumes in portions of our business; (ii) increased producer commissions due to increased operating profit and revenue; and (iii) a decrease in non-cash stock-based compensation which partially offset the overall increase.
Other Operating Expenses
As a percentage of total revenues, other operating expenses represented 14.8% in the second quarter of 2016, versus 15.3% reported in the second quarter of 2015. Other operating expenses for the second quarter of 2016 increased $1.9 million, or 3.0%, over the same period of 2015, of which $1.7 million was related to acquisitions that had no comparable costs in the same period of 2015. The other operating expenses for those offices that existed in both three-month periods ended June 30, 2016 and 2015, respectively, increased by $0.2 million, which was primarily attributable to (i) increased expenses associated with information technology services and consulting; (ii) an increase in office rent from establishing new offices; which was partially offset by (iii) a credit of approximately $2.8 million associated with premium tax refunds and savings from our strategic purchasing initiatives.
Other operating expenses represented 14.9% of total revenues for the six months ended June 30, 2016, versus 15.2% for the six months ended June 30, 2015. Other operating expenses for the first half of 2016 increased $4.4 million, or 3.5%, over the same period of 2015, of which $3.6 million was related to acquisitions that had no comparable costs in the same period of 2015. The other operating expenses for those offices that existed in both of the six months ended June 30, 2016 and 2015, respectively, increased by $0.8 million, which was primarily attributable to information technology services, consulting expenses and office rent offset by a decrease in legal expense and tax refunds and savings from our strategic purchasing initiatives.
Gain on Disposal
Gain on disposal for the second quarter of 2016 increased $0.5 million over the second quarter of 2015. Gain on disposal for the six months ended June 30, 2016 increased $2.2 million over the six months ended June 30, 2015. The change in the gain on disposal for the three and six months ended June 30, 2016 was due to activity associated with book of business sales. Although we are not in the business of selling customer accounts, we periodically sell an office or a book of business (one or more customer accounts) because we believe doing so is in the Company’s best interest.
Amortization
Amortization expense for the second quarter and six months ended June 30, 2016 remained flat over 2015.
Depreciation
Depreciation expense for the second quarter of 2016 increased $0.1 million, or 2.2%, compared to the second quarter of 2015. Depreciation expense for the six months ended June 30, 2016 increased $0.3 million, or 2.4%, over the six months ended June 30, 2015. These changes were due primarily to the addition of fixed assets resulting from acquisitions completed since the first half of 2015, net of assets which became fully depreciated.
Interest Expense
Interest expense for the second quarter of 2016 increased $0.2 million, or 1.7%, compared to the second quarter of 2015. Interest expense for the six months ended June 30, 2016 increased $0.2 million, or 1.1%, over the six months ended June 30, 2015. The increases were due to increases in the floating interest rate of our Credit Facility term loan. The impact of any increase in interest rates from the comparable period has been offset by the scheduled amortized principal payments on the Credit Facility term loan which has reduced the Company's average debt balance.
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
As of June 30, 2016 and 2015, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820-Fair Value Measurement. The resulting net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the three and six month periods ended June 30, 2016 and 2015 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2016	2015	2016	2015
Change in fair value of estimated acquisition earn-out payables	$3,385	$(342)	$1,822	$334
Interest expense accretion	672	714	1,414	1,401
Net change in earnings from estimated acquisition earn-out payables	$4,057	$372	$3,236	$1,735
For the three months ended June 30, 2016 and 2015, the fair value of estimated earn-out payables was re-evaluated and increased by $3.4 million and decreased by $0.3 million, respectively, which resulted in charges and credits to the Condensed Consolidated Statement of Income. For the six months ended June 30, 2016 and 2015, the fair value of estimated earn-out payables was re-evaluated and increased by $1.8 million and $0.3 million, respectively, which resulted in charges to the Condensed Consolidated Statement of Income.
As of June 30, 2016, the estimated acquisition earn-out payables equaled $73.5 million, of which $38.7 million was recorded as accounts payable and $34.8 million was recorded as other non-current liability.
Income Taxes
The effective tax rate on income from operations for the three months ended June 30, 2016 and 2015 was 39.3% and 39.6%, respectively. The effective tax rate on income from operations for the six months ended June 30, 2016 and 2015 was 39.4% for both periods.

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
The internal growth rates for our core organic commissions and fees for the three months ended June 30, 2016, by segment, are as follows:

2016	For the three months ended June 30,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
(in thousands, except percentages)	2016	2015
Retail(1)	$230,528	$216,908	$13,620	6.3%	$9,743	$3,877	1.8%
National Programs	104,128	101,475	2,653	2.6%	414	2,239	2.2%
Wholesale Brokerage	59,136	53,894	5,242	9.7%	3,129	2,113	3.9%
Services	41,670	36,715	4,955	13.5%	2,624	2,331	6.3%
Total core commissions and fees	$435,462	$408,992	$26,470	6.5%	$15,910	$10,560	2.6%
The reconciliation of the above internal growth schedule to the total commissions and fees included in the Condensed Consolidated Statements of Income for the three months ended June 30, 2016, and 2015, is as follows:

	For the three months ended June 30,
(in thousands)	2016	2015
Total core commissions and fees	$435,462	$408,992
Profit-sharing contingent commissions	7,358	3,573
Guaranteed supplemental commissions	2,842	2,236
Divested business	—	2,443
Total commissions and fees	$445,662	$417,244
The internal growth rates for our core organic commissions and fees for the three months ended June 30, 2015, by segment, are as follows:

2015	For the three months ended June 30,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
(in thousands, except percentages)	2015	2014
Retail(1)	$217,529	$208,077	$9,452	4.5%	$7,977	$1,475	0.7%
National Programs	101,653	90,435	11,218	12.4%	10,708	510	0.6%
Wholesale Brokerage	53,894	50,813	3,081	6.1%	506	2,575	5.1%
Services	38,359	35,586	2,773	7.8%	—	2,773	7.8%
Total core commissions and fees	$411,435	$384,911	$26,524	6.9%	$19,191	$7,333	1.9%
The reconciliation of the above internal growth schedule to the total commissions and fees included in the Condensed Consolidated Statements of Income for the three months ended June 30, 2015 and 2014, is as follows:

	For the three months ended June 30,
(in thousands)	2015	2014
Total core commissions and fees	$411,435	$384,911
Profit-sharing contingent commissions	3,573	2,756
Guaranteed supplemental commissions	2,236	2,084
Divested business	—	4,939
Total commissions and fees	$417,244	$394,690

The internal growth rates for our core organic commissions and fees for the six months ended June 30, 2016, by segment, are as follows:

2016	For the six months ended June 30,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
(in thousands, except percentages)	2016	2015
Retail(1)	$438,826	$412,756	$26,070	6.3%	$20,832	$5,238	1.3%
National Programs	199,685	194,237	$5,448	2.8%	1,680	$3,768	1.9%
Wholesale Brokerage	107,022	99,954	$7,068	7.1%	3,383	$3,685	3.7%
Services	78,173	71,164	$7,009	9.8%	4,273	$2,736	3.8%
Total core commissions and fees	$823,706	$778,111	$45,595	5.9%	$30,168	$15,427	2.0%
The reconciliation of the above internal growth schedule to the total commissions and fees included in the Condensed Consolidated Statements of Income for the six months ended June 30, 2016, and 2015, is as follows:

	For the six months ended June 30,
(in thousands)	2016	2015
Total core commissions and fees	$823,706	$778,111
Profit-sharing contingent commissions	38,339	33,528
Guaranteed supplemental commissions	5,952	5,592
Divested business	—	3,794
Total commissions and fees	$867,997	$821,025
The internal growth rates for our core organic commissions and fees for the six months ended June 30, 2015, by segment, are as follows:

2015	For the six months ended June 30,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
(in thousands, except percentages)	2015	2014
Retail(1)	$413,881	$391,356	$22,525	5.8%	$18,140	$4,385	1.1%
National Programs	194,907	155,455	39,452	25.4%	36,106	3,346	2.2%
Wholesale Brokerage	99,954	93,302	6,652	7.1%	991	5,661	6.1%
Services	73,163	67,096	6,067	9.0%	—	6,067	9.0%
Total core commissions and fees	$781,905	$707,209	$74,696	10.6%	$55,237	$19,459	2.8%
The reconciliation of the above internal growth schedule to the total commissions and fees included in the Condensed Consolidated Statements of Income for the six months ended June 30, 2015 and 2014, is as follows:

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

Retail Segment
The Retail Segment provides a broad range of insurance products and services to commercial, public and quasi-public, professional and individual insured customers. Approximately 87.8% of the Retail Segment’s commissions and fees revenue is commission-based. Because most of our other operating expenses are not correlated to changes in commissions on insurance premiums, a significant portion of any fluctuation in the commissions we receive, net of related producer compensation, will result in a similar fluctuation in our income before income taxes, unless we make incremental investments in the organization.
Financial information relating to our Retail Segment for the three and six months ended June 30, 2016 and 2015 is as follows:

	For the three months ended June 30,			For the six months ended June 30,
(in thousands, except percentages)	2016	2015	% Change	2016	2015	% Change
REVENUES
Core commissions and fees	$230,783	$217,745	6.0%	$439,322	$414,387	6.0%
Profit-sharing contingent commissions	1,374	1,015	35.4%	22,136	19,843	11.6%
Guaranteed supplemental commissions	2,345	1,839	27.5%	4,972	4,638	7.2%
Investment income	7	21	(66.7)%	28	43	(34.9)%
Other income, net	51	2,101	(97.6)%	290	2,154	(86.5)%
Total revenues	234,560	222,721	5.3%	466,748	441,065	5.8%
EXPENSES
Employee compensation and benefits	121,897	115,307	5.7%	245,934	228,526	7.6%
Other operating expenses	37,850	35,666	6.1%	75,424	70,695	6.7%
(Gain) loss on disposal	(810)	(339)	138.9%	(2,854)	(678)	NMF
Amortization	10,893	11,185	(2.6)%	21,882	22,119	(1.1)%
Depreciation	1,616	1,634	(1.1)%	3,253	3,276	(0.7)%
Interest	9,986	10,562	(5.5)%	20,389	20,720	(1.6)%
Change in estimated acquisition earn-out payables	3,978	251	NMF	3,118	943	NMF
Total expenses	185,410	174,266	6.4%	367,146	345,601	6.2%
Income before income taxes	$49,150	$48,455	1.4%	$99,602	$95,464	4.3%
Net internal growth rate – core organic commissions and fees	1.8%	0.7%		1.3%	1.1%
Employee compensation and benefits ratio	52.0%	51.8%		52.7%	51.8%
Other operating expenses ratio	16.1%	16.0%		16.2%	16.0%
Capital expenditures	$2,172	$1,349		$3,221	$2,773
Total assets at June 30				$3,593,733	$3,423,263

NMF = Not a meaningful figure
 The Retail Segment’s total revenue during the three months ended June 30, 2016 increased 5.3%, or $11.8 million, over the same period in 2015, to $234.6 million. The $13.0 million increase in core commissions and fees revenue was driven by the following: (i) approximately $9.7 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2015; (ii) $3.9 million related to net new business; and (iii) an offsetting decrease of $0.6 million related to commissions and fees revenue from business divested in 2015 and 2016. Profit-sharing contingent commissions and GSCs for the second quarter of 2016 increased 30.3%, or $0.9 million, from the same period in 2015, to $3.7 million. The Retail Segment’s internal growth rate for core organic commissions and fees revenue was 1.8% for the second quarter of 2016 and was driven by revenue from net new business written during the preceding twelve months, which was impacted by some exposure unit growth, modest increases in commercial auto rates, and partially offset by continued reductions in property insurance premium rates, particularly in catastrophe prone areas. There was a $2.1 million reduction in other income relating to a 2015 legal settlement.

Income before income taxes for the three months ended June 30, 2016 increased 1.4%, or $0.7 million, over the same period in 2015, to $49.2 million. The primary factors affecting this increase were: (i) the net increase in revenue as described above; (ii) total compensation which increased by $6.6 million or 5.7%, due primarily to new teammates related to acquisitions completed over the past twelve months, salary inflation, and additional teammates to support revenue growth; (iii) operating expenses which increased by $2.2 million or 6.1%, due primarily to information technology services fees, professional fees relating to value added consulting services in support of revenue generation, and rent expense; (iv) a change in estimated acquisition earn-out payables that increased by $3.7 million to $4.0 million; partially offset by (v) a $0.5 million change in the benefit of gains on disposals to $0.8 million associated with book sales within certain profit centers.
The Retail Segment’s total revenue during the six months ended June 30, 2016 increased 5.8%, or $25.7 million, over the same period in 2015, to $466.7 million. The $24.9 million increase in core commissions and fees revenue was driven by the following: (i) approximately $20.8 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2015; (ii) $5.2 million related to net new business; and (iii) an offsetting decrease of $1.1 million related to commissions and fees revenue from business divested in 2015 and 2016. Profit-sharing contingent commissions and GSCs for the first half of 2016 increased 10.7%, or $2.6 million, from the same period in 2015, to $27.1 million. The Retail Segment’s internal growth rate for core organic commissions and fees revenue was 1.3% for the first half of 2016 and was driven by revenue from net new business written during the preceding twelve months, some exposure unit growth, and modest increases in commercial auto rates, which was partially offset by continued reductions in property insurance premium rates, particularly in catastrophe prone areas.
Income before income taxes for the six months ended June 30, 2016 increased 4.3%, or $4.1 million, over the same period in 2015, to 99.6 million. The primary factors affecting this increase were: (i) the net increase in revenue as described above; (ii) total compensation increased by $17.4 million or 7.6%, due primarily to new teammates related to acquisitions completed over the past twelve months, salary inflation, and additional teammates to support revenue growth; (iii) operating expenses which increased by $4.7 million or 6.7%, due primarily to information technology services fees, professional fees relating to value added consulting services in support of revenue generation, and rent expense; (iv) a change in estimated acquisition earn-out payables that increased $2.2 million to $3.1 million; partially offset by (v) a $2.2 million change in the benefit of gains on disposals to $2.9 million associated with book sales within certain profit centers.

National Programs Segment
The National Programs Segment manages over 50 programs supported by approximately 40 well-capitalized carrier partners. In most cases, the insurance carriers that support the programs have delegated underwriting and, in many instances, claims-handling authority to our programs operations. These programs are generally distributed through a nationwide network of independent agents and Brown & Brown retail agents, and offer targeted products and services designed for specific industries, trade groups, professions, public entities and market niches. The National Programs Segment operations can be grouped into five broad categories: Professional Programs, Arrowhead Insurance Programs, Commercial Programs, Public Entity-Related Programs and the National Flood Program. The National Programs Segment’s revenue is primarily commission-based.
Financial information relating to our National Programs Segment for the three and six months ended June 30, 2016 and 2015 is as follows:

	For the three months ended June 30,			For the six months ended June 30,
(in thousands, except percentages)	2016	2015	% Change	2016	2015	% Change
REVENUES
Core commissions and fees	$104,128	$101,653	2.4%	$199,685	$194,907	2.5%
Profit-sharing contingent commissions	4,410	1,529	188.4%	9,654	7,546	27.9%
Guaranteed supplemental commissions	4	2	100.0%	10	5	100.0%
Investment income	239	56	NMF	487	101	NMF
Other income, net	39	(184)	(121.2)%	54	52	3.8%
Total revenues	108,820	103,056	5.6%	209,890	202,611	3.6%
EXPENSES
Employee compensation and benefits	46,714	45,345	3.0%	93,408	89,331	4.6%
Other operating expenses	19,359	21,190	(8.6)%	38,253	42,845	(10.7)%
(Gain) loss on disposal	—	(9)	(100.0)%	—	458	(100.0)%
Amortization	6,982	6,975	0.1%	14,090	14,210	(0.8)%
Depreciation	2,007	1,756	14.3%	3,936	3,522	11.8%
Interest	11,461	13,953	(17.9)%	24,051	28,908	(16.8)%
Change in estimated acquisition earn-out payables	52	36	44.4%	104	51	103.9%
Total expenses	86,575	89,246	(3.0)%	173,842	179,325	(3.1)%
Income before income taxes	$22,245	$13,810	61.1%	$36,048	$23,286	54.8%
Net internal growth rate – core organic commissions and fees	2.2%	0.6%		1.9%	2.2%
Employee compensation and benefits ratio	42.9%	44.0%		44.5%	44.1%
Other operating expenses ratio	17.8%	20.6%		18.2%	21.1%
Capital expenditures	$1,314	$1,761		$3,246	$3,250
Total assets at June 30				$2,556,293	$2,516,430

NMF = Not a meaningful figure
National Programs revenue for the three months ended June 30, 2016 increased 5.6%, or $5.8 million, from the same period in 2015, to $108.8 million. The $2.5 million net increase in core commissions and fees revenue was driven by: (i) $2.2 million related to net new business, (ii) approximately $0.4 million related to core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2015, and (iii) a decrease of $0.1 million related to commissions and fees revenue recorded in the second quarter of 2015 from businesses since divested. Profit-sharing contingent commissions and GSCs were $4.4 million for the second quarter of 2016, which was an increase of $2.9 million from the second quarter of 2015, primarily related to one of our programs becoming eligible for a contingent commission.
The National Programs Segment’s internal growth rate for core commissions and fees revenue was 2.2% for the three months ended June 30, 2016. This internal growth rate was mainly due to new business in our lender placed coverage program. Growth in this business was partially offset by certain programs that have been affected by lower premium rates, primarily in our coastal property programs.

Income before income taxes for the three months ended June 30, 2016 increased 61.1%, or $8.4 million, from the same period in 2015, to $22.2 million. The increase was driven by the net revenue growth noted above, continued expense management initiatives as we grow and scale our programs, $2.8 million in credits related to premium taxes along with a $2.5 million decrease in the intercompany interest expense charge for acquisitions. We charge our segments an intercompany interest charge associated with the cost of capital for businesses they acquire. This intercompany interest charge is reduced each year according to a fixed amortization schedule.
National Programs revenue for the six months ended June 30, 2016 increased 3.6%, or $7.3 million, from the same period in 2015, to $209.9 million. The $4.8 million increase in core commissions and fees revenue was driven by: (i) $3.8 million related to net new business, (ii) approximately $1.8 million related to core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2015, and (iii) a decrease of $0.8 million related to commissions and fees revenue recorded in the first half of 2015 from businesses since divested. Profit-sharing contingent commissions and GSCs were $9.7 million for the first half of 2016, which was an increase of $2.1 million from the same period in 2015.
The National Programs Segment’s internal growth rate for core commissions and fees revenue was 1.9% for the six months ended June 30, 2016. This internal growth rate was mainly due to new business in our lender placed coverage program and our non-standard auto programs. Growth in these businesses was partially offset by certain programs that have been affected by lower premium rates.
Income before income taxes for the six months ended June 30, 2016 increased 54.8%, or $12.8 million, from the same period in 2015, to 36.0 million. The increase was driven by the net revenue growth noted above, expense management initiatives as we grow and scale our programs, $5.8 million in credits related to premium taxes along with a $4.9 million decrease in the intercompany interest expense charge for acquisitions. We charge our segments an intercompany interest charge associated with the cost of capital for businesses they acquire. This intercompany interest charge is reduced each year according to a fixed amortization schedule.

Wholesale Brokerage Segment
The Wholesale Brokerage Segment markets and sells excess and surplus commercial and personal lines insurance, primarily through independent agents and brokers. Like the Retail and National Programs Segments, the Wholesale Brokerage Segment’s revenues are primarily commission-based.
Financial information relating to our Wholesale Brokerage Segment for the three and six months ended June 30, 2016 and 2015 is as follows:

	For the three months ended June 30,			For the six months ended June 30,
(in thousands, except percentages)	2016	2015	% Change	2016	2015	% Change
REVENUES
Core commissions and fees	$59,136	$53,894	9.7%	$107,022	$99,954	7.1%
Profit-sharing contingent commissions	1,574	1,029	53.0%	6,549	6,139	6.7%
Guaranteed supplemental commissions	493	395	24.8%	970	949	2.2%
Investment income	1	73	(98.6)%	4	145	(97.2)%
Other income, net	83	26	NMF	156	58	169.0%
Total revenues	61,287	55,417	10.6%	114,701	107,245	7.0%
EXPENSES
Employee compensation and benefits	30,522	27,421	11.3%	56,912	52,738	7.9%
Other operating expenses	10,699	8,321	28.6%	19,966	16,870	18.4%
(Gain) loss on disposal	—	—	—%	—	(385)	(100.0)%
Amortization	2,591	2,432	6.5%	5,033	4,855	3.7%
Depreciation	488	561	(13.0)%	984	1,124	(12.5)%
Interest	685	216	NMF	932	445	109.4%
Change in estimated acquisition earn-out payables	15	76	(80.3)%	25	724	(96.5)%
Total expenses	45,000	39,027	15.3%	83,852	76,371	9.8%
Income before income taxes	$16,287	$16,390	(0.6)%	$30,849	$30,874	(0.1)%
Net internal growth rate – core organic commissions and fees	3.9%	5.1%		3.7%	6.1%
Employee compensation and benefits ratio	49.8%	49.5%		49.6%	49.2%
Other operating expenses ratio	17.5%	15.0%		17.4%	15.7%
Capital expenditures	$322	$1,211		$914	$1,662
Total assets at June 30				$1,018,689	$865,000
The Wholesale Brokerage Segment’s total revenues for the three months ended June 30, 2016, increased 10.6%, or $5.9 million, from the same period in 2015, to $61.3 million. The $5.2 million net increase in core commissions and fees revenue was driven primarily by the following: (i) $3.1 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2015; and (ii) $2.1 million related to net new business. Contingent commissions and GSCs for the second quarter of 2016 increased $0.6 million compared to the second quarter of 2015, to $2.1 million. This increase was driven by an increase in premium placed with certain carriers. The Wholesale Brokerage Segment’s internal growth rate for core organic commissions and fees revenue was 3.9% for the second quarter of 2016, and was driven by net new business and modest increases in exposure units, partially offset by contraction in insurance premium rates for catastrophe prone properties.
Income before income taxes for the three months ended June 30, 2016, decreased 0.6%, or $0.1 million, over the same period in 2015, to $16.3 million, primarily due to the following: (i) the net increase in revenue as described above, offset by; (ii) an increase in employee compensation and benefits of $3.1 million, of which $1.6 million was related to acquisitions that had no comparable compensation and benefits in the same period of 2015 with the remainder related to merit increases and additional teammates to support increased transaction volumes; (iii) a $0.5 million increase associated with movement in foreign currency exchange rates; and (iv) a $2.4 million increase in operating expenses, of which $0.5 million of the increase in operating expenses was related to acquisitions that had no comparable expenses in the same period of 2015.

The Wholesale Brokerage Segment’s total revenues for the six months ended June 30, 2016, increased 7.0%, or $7.5 million, from the same period in 2015, to 114.7 million. The $7.1 million net increase in core commissions and fees revenue was driven primarily by the following: (i) $3.7 million related to net new business; and (ii) $3.4 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2015. Contingent commissions and GSCs for the first half of 2016 increased $0.4 million compared to the first half of 2015, to $7.5 million. This increase was driven by an increase in premium placed with certain carriers. The Wholesale Brokerage Segment’s internal growth rate for core organic commissions and fees revenue was 3.7% for the first half of 2016, and was driven by net new business and modest increases in exposure units, partially offset by significant contraction in insurance premium rates for catastrophe prone properties.
Income before income taxes for the six months ended June 30, 2016, decreased 0.1%, over the same period in 2015, to 30.8 million, primarily due to the following: (i) the net increase in revenue as described above, offset by; (ii) a gain on a business divested in the first half of 2015 that has no equivalent gain in the first half of 2016; and (iii) an increase in employee compensation and benefits of $4.2 million, of which 1.6 million was related to acquisitions that had no comparable compensation and benefits in the same period of 2015 with the remainder related to merit increases and additional teammates to support increased transaction volumes; (iii) a $3.1 million increase is operating expenses, of which $0.5 million was related to acquisitions that had no comparable expenses in the same period of 2015; and (iv) a decrease of $0.7 million in estimated acquisition earn-out expenses.

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
Financial information relating to our Services Segment for the three and six months ended June 30, 2016 and 2015 is as follows:

	For the three months ended June 30,			For the six months ended June 30,
(in thousands, except percentages)	2016	2015	% Change	2016	2015	% Change
REVENUES
Core commissions and fees	$41,670	$38,359	8.6%	$78,173	$73,163	6.8%
Profit-sharing contingent commissions	—	—	—%	—	—	—%
Guaranteed supplemental commissions	—	—	—%	—	—	—%
Investment income	83	1	NMF	147	1	NMF
Other income, net	(1)	—	—%	—	(16)	(100.0)%
Total revenues	41,752	38,360	8.8%	78,320	73,148	7.1%
EXPENSES
Employee compensation and benefits	19,631	19,768	(0.7)%	38,507	39,038	(1.4)%
Other operating expenses	12,264	9,898	23.9%	22,139	17,754	24.7%
(Gain) loss on disposal	—	—	—%	—	—	—%
Amortization	1,140	1,022	11.5%	2,205	2,045	7.8%
Depreciation	472	529	(10.8)%	959	1,059	(9.4)%
Interest	1,327	1,596	(16.9)%	2,563	3,195	(19.8)%
Change in estimated acquisition earn-out payables	12	9	33.3%	(11)	17	(164.7)%
Total expenses	34,846	32,822	6.2%	66,362	63,108	5.2%
Income before income taxes	$6,906	$5,538	24.7%	$11,958	$10,040	19.1%
Net internal growth rate – core organic commissions and fees	6.3%	7.8%		3.8%	9.0%
Employee compensation and benefits ratio	47.0%	51.5%		49.2%	53.4%
Other operating expenses ratio	29.4%	25.8%		28.3%	24.3%
Capital expenditures	$276	$301		$481	$541
Total assets at June 30				$327,957	$283,996

NMF = Not a meaningful figure
The Services Segment’s total revenues for the three months ended June 30, 2016 increased 8.8%, or $3.4 million, over the same period in 2015, to $41.8 million. The $3.3 million increase in core commissions and fees revenue was driven primarily by the following: (i) $2.6 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2015; (ii) $2.3 million related to net new business that was partially offset by (iii) a decrease of $1.6 million related to commissions and fees revenue recorded in the second quarter of 2015 from businesses since divested. The Services Segment’s internal growth rate for core commissions and fees revenue was 6.3% for the second quarter of 2016. This growth was driven primarily by an increase in weather related claims.
Income before income taxes for the three months ended June 30, 2016 increased 24.7%, or $1.4 million, over the same period in 2015, to $6.9 million due to a combination of: (i) internal revenue growth noted above, (ii) the continued efficient operating of our businesses; and (iii) partially offset by an increase in Other operating expenses driven by an increase in consulting fees associated with the on-boarding of new clients.
The Services Segment’s total revenues for the six months ended June 30, 2016 increased 7.1%, or $5.2 million, over the same period in 2015, to $78.3 million. The $5.0 million increase in core commissions and fees revenue was driven by the following: (i) approximately $4.3 million related to core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2015; (ii) $2.7 million related to net new business, that was partially offset by (iii) a decrease of $2.0 million related to commissions and fees revenue recorded in the first half of 2015 from businesses since divested. The Services Segment’s internal growth rate for core commissions and fees revenue was 3.8% for the first half of 2016. This growth was driven primarily by an increase in weather related claims, partially offset by some decline in our Medicare Set-aside businesses as there were lower referrals processed.
Income before income taxes for the six months ended June 30, 2016 increased 19.1%, or $1.9 million, over the same period in 2015, to 12.0 million due to a combination of: (i) internal revenue growth, as noted above, (ii) the continued efficient operating of our businesses; and (iii) partially offset by an increase in Other operating expenses driven by an increase in consulting fees associated with the on-boarding of new clients.
Other
As discussed in Note 10 of the Notes to Condensed Consolidated Financial Statements, the “Other” column in the Segment Information table includes any income and expenses not allocated to reportable segments, and corporate-related items, including the inter-company interest expense charges to reporting segments.
LIQUIDITY AND CAPITAL RESOURCES
The Company strives to maintain a conservative balance sheet with regard to debt and liquidity. Our capital requirements to operate as an insurance intermediary are low and we have been able to grow and invest in our business principally through cash that has been generated from operations. We have the ability to access the use of our revolving credit facility, which provides up to $800.0 million in available cash, and we believe that we have access to additional funds, if needed, through the capital markets to obtain further debt financing under the current market conditions. The Company believes that its existing cash, cash equivalents, short-term investment portfolio and funds generated from operations, together with the funds available under the credit facility, will be sufficient to satisfy our normal liquidity needs, including principal payments on our long-term debt, for at least the next twelve months.
Contractual Cash Obligations
As of June 30, 2016, our contractual cash obligations were as follows:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$1,134,250	$80,500	$553,750	$—	$500,000
Other liabilities(1)	69,447	23,477	14,605	1,378	29,987
Operating leases	204,316	41,721	71,378	49,619	41,598
Interest obligations	208,620	35,949	63,296	42,000	67,375
Unrecognized tax benefits	679	—	679	—	—
Maximum future acquisition contingency payments(2)	131,603	44,488	84,486	2,629	—
Total contractual cash obligations	$1,748,915	$226,135	$788,194	$95,626	$638,960

(1)	Includes the current portion of other long-term liabilities.

(2)	Includes $73.5 million of current and non-current estimated earn-out payables resulting from acquisitions consummated after January 1, 2009.
Debt
Total debt at June 30, 2016 was $1,125.5 million, which was a decrease of $19.2 million compared to December 31, 2015. The decrease includes the repayment of $20.6 million in principal, net of the amortization of discounted debt related to our 4.20% Notes due 2024 and debt issuance cost amortization of $0.9 million plus the addition of $0.5 million in a short term note payable related to the recent acquisition of Social Security Advocates for the Disabled, LLC.
As of June 30, 2016, the Company satisfied the fourth installment of scheduled quarterly principal payments on the Credit Facility term loan. The Company has satisfied $41.2 million in total principal payments through June 30, 2016. Scheduled quarterly principal payments are expected to be made until maturity. The balance of the Credit Facility term loan is $508.8 million as of June 30, 2016. Of the total amount, $55.0 million is classified as current portion of long-term debt in the Condensed Consolidated Balance Sheet as the date of maturity is less than one year.
During 2015, the $25.0 million of 5.66% Notes due December 2016 were classified as current portion of long-term debt in the Condensed Consolidated Balance Sheet as the date of maturity is less than one year.

On March 14, 2016, the Company terminated the Wells Fargo Revolver $25.0 million facility without incurring any fees. The facility was to mature on December 31, 2016. The Company terminated the Wells Fargo Revolver as it maintains flexibility with the Credit Facility revolver capacity and current capital and credit resources available.
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
Our invested assets are held primarily as cash and cash equivalents, restricted cash, available-for-sale marketable debt securities, non-marketable debt securities, certificates of deposit, U.S. treasury securities, and professionally managed short duration fixed income funds. Some of these investments are subject to interest rate risk. The fair values of our invested assets at June 30, 2016 and December 31, 2015, approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.
We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date.
As of June 30, 2016, we had $508.8 million of borrowings outstanding under our term loan which bears interest on a floating basis tied to the London Interbank Offered Rate (LIBOR) and therefore subject to changes in the associated interest expense. The effect of an immediate hypothetical 10% change in interest rates would not have a material effect on our Consolidated Financial Statements.
We are subject to exchange rate risk primarily in our U.K. based wholesale brokerage business that has a cost base principally denominated in British pounds and a revenue base in several other currencies, but principally in U.S. dollars. Based on our foreign currency rate exposure as of June 30, 2016 an immediate 10% hypothetical change of foreign currency exchange rates would not have a material effect on our Consolidated Financial Statements.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation (the “Evaluation”) required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of June 30, 2016. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective.
Changes in Internal Controls
There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
CEO and CFO Certifications
Exhibits 31.1 and 31.2 are the Certifications of the CEO and the CFO, respectively. The Certifications are supplied in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This Item 4 of Part I of this Quarterly Report on Form 10-Q contains the information concerning the evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.
PART II
ITEM 1. Legal Proceedings
In Item 3 of Part I of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2015, certain information concerning certain legal proceedings and other matters was disclosed. Such information was current as of the date of filing. During the Company’s fiscal quarter ended June 30, 2016, no new legal proceedings, or material developments with respect to existing legal proceedings, occurred which require disclosure in this Quarterly Report on Form 10-Q.
ITEM 1A. Risk Factors
There were no material changes in the risk factors previously disclosed in Item 1A, “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our repurchase of shares of our common stock during the three months ended June 30, 2016:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value that May Yet be Purchased Under the Plans or Programs(2)
April 1, 2016 to April 30, 2016	126,829	$35.80	—	$ 375.0 million
May 1, 2016 to May 31, 2016	2,547	35.11	—	375.0 million
June 1, 2016 to June 30, 2016	7,010	36.06	—	375.0 million
Total	136,386	$35.80	—	$ 375.0 million

(1)
We purchased 136,386 shares during the quarter ended June 30, 2016 outside of our publicly announced share repurchase program, all of which represent shares surrendered by our teammates in the exercise of stock options under our equity compensation plans or to cover required tax withholdings on the vesting of shares in our equity compensation plans.

(2)
As announced on July 21, 2014, our Board of Directors approved the purchase of up to $200.0 million of the Company’s outstanding common stock of which $150.0 million have been purchased with the last settlement on August 11, 2015. On July 20, 2015, the Company’s Board of Directors authorized the purchasing of up to an additional $400.0 million of the Company's outstanding common stock. On November 11, 2015, the Company entered into ASR with an investment bank to purchase an aggregate $75.0 million of the Company’s common stock, all of which has been settled with this latest settlement on January 6, 2016 in which the Company received 363,209 shares. After this completion, the Company will now have outstanding approval to purchase up to $375.0 million, in the aggregate, of the Company's outstanding common stock. As of June 30, 2016, a total of 7,793,579 shares have been repurchased since the first quarter of 2015.

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

BROWN & BROWN, INC.

/s/ R. Andrew Watts
Date: August 5, 2016	R. Andrew Watts
Executive Vice President, Chief Financial Officer and Treasurer
(duly authorized officer, principal financial officer and principal accounting officer)