Form 10-Q
period 2016-09-30
BROWN & BROWN INC
filed 2016-11-09
CIK 79282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s common stock, $0.10 par value, outstanding as of November 4, 2016 was 140,209,157.

BROWN & BROWN, INC.

Disclosure Regarding Forward-Looking Statements
Brown & Brown, Inc., together with its subsidiaries (collectively, “we,” “Brown & Brown” or the “Company”), makes “forward-looking statements” within the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995, as amended, throughout this report and in the documents we incorporate by reference into this report. You can identify these statements by forward-looking words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “plan” and “continue” or similar words. We have based these statements on our current expectations about potential future events. Although we believe the expectations expressed in the forward-looking statements included in this Quarterly Report on Form 10-Q and the reports, statements, information and announcements incorporated by reference into this report are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. Many of these factors have previously been identified in filings or statements made by us or on our behalf. Important factors which could cause our actual results to differ materially from the forward-looking statements in this report include but are not limited to the following items, in addition to those matters described in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

•	Future prospects;

•	Material adverse changes in economic conditions in the markets we serve and in the general economy;

•	Downward pressure on commercial property and casualty premiums or employee benefits premiums;

•	Future regulatory actions and conditions in the states in which we conduct our business;

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

•	Exposure units, and premium rates set by insurance companies which have traditionally varied and are difficult to predict;

•	Our ability to forecast liquidity needs through at least the end of 2017;

•	Our ability to renew or replace expiring leases;

•	Outcomes of existing or future legal proceedings and governmental investigations;

•	Policy cancellations and renewal terms, which can be unpredictable;

•	Potential changes to the tax rate that would affect the value of deferred tax assets and liabilities and the impact on income available for investment or distributable to shareholders;

•
The inherent uncertainty in making estimates, judgments, and assumptions in the preparation of financial statements in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”);

•	Our ability to effectively utilize technology in providing improved value for our customers or carrier partners as well as applying effective internal controls and efficiencies in operations; and

•	Other risks and uncertainties as may be detailed from time to time in our public announcements and Securities and Exchange Commission filings.
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

PART I — FINANCIAL INFORMATION
ITEM 1 — Financial Statements (Unaudited)
BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands, except per share data)	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
REVENUES
Commissions and fees	$461,652	$431,863	$1,329,649	$1,252,888
Investment income	230	228	1,150	708
Other income, net	392	76	2,166	2,316
Total revenues	462,274	432,167	1,332,965	1,255,912
EXPENSES
Employee compensation and benefits	237,653	216,156	692,814	645,419
Other operating expenses	67,433	66,121	197,329	191,591
Gain on disposal	(277)	(654)	(3,131)	(1,259)
Amortization	21,805	22,158	65,025	65,406
Depreciation	5,195	5,215	15,867	15,635
Interest	9,883	9,882	29,617	29,404
Change in estimated acquisition earn-out payables	3,610	459	6,846	2,194
Total expenses	345,302	319,337	1,004,367	948,390
Income before income taxes	116,972	112,830	328,598	307,522
Income taxes	45,427	45,403	128,733	122,139
Net income	$71,545	$67,427	$199,865	$185,383
Net income per share:
Basic	$0.51	$0.48	$1.43	$1.31
Diluted	$0.50	$0.47	$1.41	$1.29
Dividends declared per share	$0.12	$0.11	$0.37	$0.33
See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except per share data)	September 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$488,683	$443,420
Restricted cash and investments	278,279	229,753
Short-term investments	13,287	13,734
Premiums, commissions and fees receivable	469,452	433,885
Reinsurance recoverable	332,004	31,968
Prepaid reinsurance premiums	333,967	309,643
Deferred income taxes	16,961	24,635
Other current assets	42,041	50,351
Total current assets	1,974,674	1,537,389
Fixed assets, net	77,771	81,753
Goodwill	2,672,365	2,586,683
Amortizable intangible assets, net	726,140	744,680
Investments	26,307	18,092
Other assets	44,770	35,882
Total assets	$5,522,027	$5,004,479
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Premiums payable to insurance companies	$619,149	$574,736
Losses and loss adjustment reserve	332,004	31,968
Unearned premiums	333,967	309,643
Premium deposits and credits due customers	111,012	83,098
Accounts payable	53,911	63,910
Accrued expenses and other liabilities	171,200	192,067
Current portion of long-term debt	80,492	73,125
Total current liabilities	1,701,735	1,328,547
Long-term debt less unamortized discount and debt issuance costs	1,031,693	1,071,618
Deferred income taxes, net	376,658	360,949
Other liabilities	87,169	93,589
Shareholders’ Equity:
Common stock, par value $0.10 per share; authorized 280,000 shares; issued 148,110 shares and outstanding 140,317 shares at 2016, issued 146,415 shares and outstanding 138,985 shares at 2015	14,811	14,642
Additional paid-in capital	464,028	426,498
Treasury stock, at cost 7,794 and 7,430 shares at 2016 and 2015, respectively	(250,025)	(238,775)
Retained earnings	2,095,958	1,947,411
Total shareholders’ equity	2,324,772	2,149,776
Total liabilities and shareholders’ equity	$5,522,027	$5,004,479
See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS(UNAUDITED)

	For the nine months ended September 30,
(in thousands)	2016	2015
Cash flows from operating activities:
Net income	$199,865	$185,383
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	65,025	65,406
Depreciation	15,867	15,635
Non-cash stock-based compensation	11,593	17,348
Change in estimated acquisition earn-out payables	6,846	2,194
Deferred income taxes	20,081	16,974
Amortization of debt discount	118	118
Amortization and disposal of deferred financing costs	1,207	—
Accretion of discounts and premiums, investment	36	—
Income tax benefit from exercise of shares from the stock benefit plans	(7,213)	(2,502)
Net gain on sales of investments, fixed assets and customer accounts	(2,860)	(830)
Payments on acquisition earn-outs in excess of original estimated payables	(3,683)	(4,917)
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Restricted cash and investments (increase) decrease	(48,526)	42,123
Premiums, commissions and fees receivable (increase) decrease	(31,324)	2,277
Reinsurance recoverables (increase)	(300,036)	(24,177)
Prepaid reinsurance premiums (increase)	(24,324)	(9,191)
Other assets decrease (increase)	1,231	(13,076)
Premiums payable to insurance companies decrease (increase)	39,787	(37,845)
Premium deposits and credits due customers increase	27,914	12,717
Losses and loss adjustment reserve increase	300,036	24,177
Unearned premiums increase	24,324	9,191
Accounts payable increase	13,858	27,793
Accrued expenses and other liabilities (decrease)	(22,119)	(11,547)
Other liabilities (decrease)	(17,094)	(26,610)
Net cash provided by operating activities	270,609	290,641
Cash flows from investing activities:
Additions to fixed assets	(13,135)	(12,773)
Payments for businesses acquired, net of cash acquired	(113,219)	(109,926)
Proceeds from sales of fixed assets and customer accounts	3,411	4,794
Purchases of investments	(24,332)	(16,875)
Proceeds from sales of investments	16,716	14,460
Net cash used in investing activities	(130,559)	(120,320)
Cash flows from financing activities:
Payments of long-term debt	(34,375)	(38,750)
Payments on acquisition earn-outs	(23,872)	(22,020)
Income tax benefit from exercise of shares from the stock benefit plans	7,213	2,502
Issuances of common stock for employee stock benefit plans	15,959	15,854
Repurchase stock benefit plan shares for employees to fund tax withholdings	(8,395)	(2,297)
Purchase of treasury stock	(11,250)	(100,000)
Settlement of accelerated share repurchase program	11,250	—
Cash dividends paid	(51,317)	(46,840)
Net cash used in financing activities	(94,787)	(191,551)
Net increase (decrease) in cash and cash equivalents	45,263	(21,230)
Cash and cash equivalents at beginning of period	443,420	470,048
Cash and cash equivalents at end of period	$488,683	$448,818
See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1· Nature of Operations
Brown & Brown, Inc., a Florida corporation, and its subsidiaries (collectively, “Brown & Brown” or the “Company”) is a diversified insurance agency, wholesale brokerage, insurance programs and services organization that markets and sells to its customers, insurance products and services, primarily in the property and casualty area. Brown & Brown’s business is divided into four reportable segments: the Retail Segment provides a broad range of insurance products and services to commercial, public entity, professional and individual customers; the National Programs Segment, acting as a managing general agent (“MGA”), provides professional liability and related package products for certain professionals, a range of insurance products for individuals, flood coverage, and targeted products and services designated for specific industries, trade groups, governmental entities and market niches, all of which are delivered through nationwide networks of independent agents, and Brown & Brown retail agents; the Wholesale Brokerage Segment markets and sells excess and surplus commercial insurance, primarily through independent agents and brokers, as well as Brown & Brown Retail offices; and the Services Segment provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare Set-aside services, Social Security disability and Medicare benefits advocacy services, and claims adjusting services. Since May 2014, we have owned a flood insurance carrier, Wright National Flood Insurance Company (“Wright Flood”). Wright Flood’s business consists of policies written pursuant to the National Flood Insurance Program of the Federal Emergency Management Agency (“FEMA”), and several excess flood insurance policies, all of which are fully reinsured.
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
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2015-03, "Simplifying the Presentation of Debt Issuance Costs". The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts, and not recorded as a separate asset. The reason for the change is to align the treatment of debt issuance costs and debt discounts so that both reduce the carrying value of the liability. In August 2015, the FASB clarified that its guidance does not apply to line-of credit arrangements. This guidance requires retrospective application and is effective for fiscal years beginning after December 15, 2015 and for interim periods within those fiscal years, with early adoption permitted. The Company adopted the guidance on January 1, 2016, as required. As a result, the Company retrospectively applied the guidance to the 2015 Consolidated Balance Sheet by reclassifying $8.3 million from other assets to long-term debt.
The Company has condensed the presentation of non-cash stock based compensation into the employee compensation and benefits line. The non-cash stock based compensation shown in the 2015 Consolidated Statement of Income was $15.5 million for the full year.
Recently Issued Accounting Pronouncements
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230)": Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) ("ASU 2016-15"), which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified and applies to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under Topic 230. ASU 2016-15 will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.

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
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which provides guidance for accounting for leases. Under ASU 2016-02, the Company will be required to recognize the assets and liabilities for the rights and obligations created by leased assets. ASU 2016-02 will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating its leases against the requirements of this pronouncement, with the primary effect of adopting the new standard being the requirement to record assets and obligations for operating leases with original terms greater than twelve months.
In November 2015, FASB issued ASU No. 2015-17, “Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”), which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as a single non-current item on the balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016 with early adoption permitted as of the beginning of any interim or annual reporting period. The Company plans to adopt ASU 2015-17 in the first quarter of 2017. This is not expected to have a material impact on our Consolidated Financial Statements other than reclassifying current deferred tax assets and liabilities to non-current on the balance sheet.
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
In May 2014, FASB issued ASU 2014-09, which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets, and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company beginning January 1, 2018. At that time, the Company may adopt the new standard under the full retrospective approach or the modified retrospective approach. The Company is currently evaluating its revenue streams against the requirements of this pronouncement.

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

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share data)	2016	2015	2016	2015
Net income	$71,545	$67,427	$199,865	$185,383
Net income attributable to unvested awarded performance stock	(1,873)	(1,565)	(5,210)	(4,370)
Net income attributable to common shares	$69,672	$65,862	$194,655	$181,013
Weighted average number of common shares outstanding – basic	140,129	140,955	139,642	141,517
Less unvested awarded performance stock included in weighted average number of common shares outstanding – basic	(3,668)	(3,271)	(3,640)	(3,336)
Weighted average number of common shares outstanding for basic earnings per common share	136,461	137,684	136,002	138,181
Dilutive effect of stock options	1,721	2,357	1,582	2,265
Weighted average number of shares outstanding – diluted	138,182	140,041	137,584	140,446
Net income per share:
Basic	$0.51	$0.48	$1.43	$1.31
Diluted	$0.50	$0.47	$1.41	$1.29
NOTE 4· Business Combinations
During the nine months ended September 30, 2016, Brown & Brown acquired the assets and assumed certain liabilities of five insurance intermediaries and all of the stock of one insurance intermediaries. Additionally, miscellaneous adjustments were recorded to the purchase price allocation of certain prior acquisitions completed within the last twelve months as permitted by Accounting Standards Codification Topic 805 — Business Combinations (“ASC 805”). Such adjustments are presented in the "Other" category within the following two tables. All of these businesses were acquired primarily to expand Brown & Brown’s core business and to attract and hire high-quality individuals. The recorded purchase price for all acquisitions consummated after January 1, 2009 included an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations will be recorded in the Condensed Consolidated Statement of Income when incurred.
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
Based on the acquisition date and the complexity of the underlying valuation work, certain amounts included in the Company’s Condensed Consolidated Financial Statements may be provisional and thus subject to further adjustments within the permitted measurement period, as defined in ASC 805. For the nine months ended September 30, 2016, several adjustments were made within the permitted measurement period that resulted in a decrease in the aggregate purchase price of the affected acquisitions of $917,497 relating to the assumption of certain liabilities. These measurement period adjustments have been reflected as current period adjustments in the nine months ended September 30, 2016 in accordance with the guidance in ASU 2015-16 "Business Combinations". The measurement period adjustments impacted goodwill, with no effect on earnings or cash in the current period.
Cash paid for acquisitions was $115.3 million and $109.9 million in the nine-month periods ended September 30, 2016 and 2015, respectively. We completed six acquisitions (excluding book of business purchases) in the nine-month period ended September 30, 2016. We completed nine acquisitions (excluding book of business purchases) in the nine-month period ended September 30, 2015.

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

(in thousands)
Name	Business Segment	Effective Date of Acquisition	Cash Paid	Note Payable	Other Payable	Recorded Earn-Out Payable	Net Assets Acquired	Maximum Potential Earn- Out Payable
Social Security Advocates for the Disabled (SSAD)	Services	February 1, 2016	$32,526	$492	$—	$971	$33,989	$3,000
Morstan General Agency, Inc. (Morstan)	Wholesale	June 1, 2016	66,050	—	10,200	3,091	79,341	5,000
Other	Various	Various	16,737	—	305	(234)	16,808	5,722
Total			$115,313	$492	$10,505	$3,828	$130,138	$13,722
The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition.

(in thousands)	SSAD	Morstan	Other	Total
Cash	$2,094	$—	$—	$2,094
Other current assets	1,042	2,482	753	4,277
Fixed assets	307	300	47	654
Goodwill	22,352	51,454	11,876	85,682
Purchased customer accounts	13,069	26,481	7,201	46,751
Non-compete agreements	72	39	84	195
Total assets acquired	38,936	80,756	19,961	139,653
Other current liabilities	(1,717)	(1,415)	(3,153)	(6,285)
Deferred income tax, net	(3,230)	—	—	(3,230)
Total liabilities assumed	(4,947)	(1,415)	(3,153)	(9,515)
Net assets acquired	$33,989	$79,341	$16,808	$130,138
The weighted average useful lives for the acquired amortizable intangible assets are as follows: purchased customer accounts, 15 years; and non-compete agreements, 5 years.
Goodwill of $85.7 million, which is net of any opening balance sheet adjustments within the allowable measurement period, was allocated to the Retail, National Programs, Wholesale Brokerage and Service Segments in the amounts of $11.9 million, $(1.0) thousand, $51.5 million and $22.4 million, respectively. Of the total goodwill of $85.7 million, $60.5 million is currently deductible for income tax purposes and $21.4 million is non-deductible. The remaining $3.8 million relates to the recorded earn-out payables and will not be deductible until it is earned and paid.

For the acquisitions completed during 2016, the results of operations since the acquisition dates have been combined with those of the Company. The total revenues from the acquisitions completed through September 30, 2016, included in the Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2016, were $12.6 million and $21.5 million, respectively. The income before income taxes, including the intercompany cost of capital charge, from the acquisitions completed through September 30, 2016, included in the Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2016, were $1.0 million and $2.4 million. If the acquisitions had occurred as of the beginning of the respective periods, the Company’s results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

(UNAUDITED)	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share data)	2016	2015	2016	2015
Total revenues	$462,684	$445,672	$1,350,014	$1,295,027
Income before income taxes	$117,144	$115,749	$332,101	$315,824
Net income	$71,650	$69,171	$201,996	$190,387
Net income per share:
Basic	$0.51	$0.49	$1.45	$1.35
Diluted	$0.51	$0.48	$1.43	$1.32
Weighted average number of shares outstanding:
Basic	136,461	137,684	136,002	138,181
Diluted	138,182	140,041	137,584	140,446
As of September 30, 2016 and 2015, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820-Fair Value Measurement. The resulting additions, payments, and net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the three and nine months ended September 30, 2016 and 2015, were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Balance as of the beginning of the period	$73,447	$90,113	$78,387	$75,283
Additions to estimated acquisition earn-out payables	1,437	2,363	3,828	29,496
Payments for estimated acquisition earn-out payables	(16,988)	(12,899)	(27,555)	(26,937)
Subtotal	57,896	79,577	54,660	77,842
Net change in earnings from estimated acquisition earn-out payables:
Change in fair value on estimated acquisition earn-out payables	2,883	(365)	4,704	(30)
Interest expense accretion	727	824	2,142	2,224
Net change in earnings from estimated acquisition earn-out payables	3,610	459	6,846	2,194
Balance as of September 30,	$61,506	$80,036	$61,506	$80,036
Of the $61.5 million estimated acquisition earn-out payables as of September 30, 2016, $23.0 million was recorded as accounts payable and $38.5 million was recorded as other non-current liabilities. Included within the additions to estimated acquisition earn-out payables are any adjustments to opening balance sheet items within the allowable measurement period, which may therefore differ from previously reported amounts.

NOTE 5· Goodwill
Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The Company completed its most recent annual assessment as of November 30, 2015, and identified no impairment as a result of the evaluation.
The changes in the carrying value of goodwill by reportable segment for the nine months ended September 30, 2016 are as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Total
Balance as of January 1, 2016	$1,345,636	$901,866	$226,961	$112,220	$2,586,683
Goodwill of acquired businesses	11,854	(1)	51,477	22,352	85,682
Goodwill of transferred businesses	571	(571)	—	—	—
Balance as of September 30, 2016	$1,358,061	$901,294	$278,438	$134,572	$2,672,365
NOTE 6· Amortizable Intangible Assets
Amortizable intangible assets at September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016				December 31, 2015
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (Years)(1)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (Years)(1)
Purchased customer accounts	$1,445,052	$(720,728)	$724,324	15.0	$1,398,986	$(656,799)	$742,187	15.0
Non-compete agreements	29,635	(27,819)	1,816	6.8	29,440	(26,947)	2,493	6.8
Total	$1,474,687	$(748,547)	$726,140		$1,428,426	$(683,746)	$744,680

(1)	Weighted average life calculated as of the date of acquisition.
Amortization expense for amortizable intangible assets for the years ending December 31, 2016, 2017, 2018, 2019 and 2020 is estimated to be $86.6 million, $84.7 million, $79.5 million, $75.0 million, and $67.6 million, respectively.
NOTE 7· Long-Term Debt
Long-term debt at September 30, 2016 and December 31, 2015 consisted of the following:

(in thousands)	September 30, 2016	December 31, 2015
Current portion of long-term debt:
Current portion of 5-year term loan facility expires 2019	$55,000	$48,125
5.660% senior notes, Series C, semi-annual interest payments, balloon due 2016	25,000	25,000
Short-term promissory note	492	—
Total current portion of long-term debt	80,492	73,125
Long-term debt:
Note agreements:
4.500% senior notes, Series E, quarterly interest payments, balloon due 2018	100,000	100,000
4.200% senior notes, semi-annual interest payments, balloon due 2024	498,746	498,628
Total notes	598,746	598,628
Credit agreements:
5-year term-loan facility, periodic interest and principal payments, LIBOR plus up to 1.750%, expires May 20, 2019	440,000	481,250
5-year revolving-loan facility, periodic interest payments, currently LIBOR plus up to 1.500% and commitment fees up to 0.250%, expires May 20, 2019	—	—
Total credit agreements	440,000	481,250
Debt issuance costs (contra)	(7,053)	(8,260)
Total long-term debt less unamortized discount and debt issuance costs	1,031,693	1,071,618
Current portion of long-term debt	80,492	73,125
Total debt	$1,112,185	$1,144,743

On December 22, 2006, the Company entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). The initial issuance of notes under the Master Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.660% per year. On February 1, 2008, $25.0 million in Series D Senior Notes due January 15, 2015, with a fixed interest rate of 5.370% per year, were issued. On September 15, 2011, and pursuant to a Confirmation of Acceptance (the “Confirmation”), dated January 21, 2011, in connection with the Master Agreement, $100.0 million in Series E Senior Notes were issued and are due September 15, 2018, with a fixed interest rate of 4.500% per year. The Series E Senior Notes were issued for the sole purpose of retiring existing senior notes. On January 15, 2015 the Series D Notes were redeemed at maturity using cash proceeds to pay off the principal of $25.0 million plus any remaining accrued interest. As of September 30, 2016, there was an outstanding debt balance issued under the provisions of the Master Agreement of $125.0 million.
On July 1, 2013, in conjunction with the acquisition of Beecher Carlson Holdings, Inc., the Company entered into a revolving loan agreement (the “Wells Fargo Agreement”) with Wells Fargo Bank, N.A. that provided for a $50.0 million revolving line of credit (the “Wells Fargo Revolver”). The maturity date for the Wells Fargo Revolver is December 31, 2016, at which time all outstanding principal and unpaid interest will be due. On April 16, 2014, in connection with the signing of the Credit Facility (as defined below) an amendment to the agreement was established to reduce the total revolving loan commitment from $50.0 million to $25.0 million. The Wells Fargo Revolver may be increased by up to $50.0 million (bringing the total amount available to $75.0 million). The calculation of interest and fees for the Wells Fargo Agreement is generally based on the Company’s funded debt-to-EBITDA ratio. Interest is charged at a rate equal to 1.000% to 1.400% above LIBOR or 1.000% below the Base Rate, each as more fully described in the Wells Fargo Agreement. Fees include an up-front fee, an availability fee of 0.175% to 0.250%, and a letter of credit margin fee of 1.000% to 1.400%. The obligations under the Wells Fargo Revolver are unsecured and the Wells Fargo Agreement includes various covenants, limitations and events of default that are customary for similar facilities for similar borrowers. On March 14, 2016, the Wells Fargo Revolver was terminated before its maturity date as mentioned above with no fees incurred. There were no borrowings against the Wells Fargo Revolver as of September 30, 2016 and December 31, 2015.
On April 17, 2014, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A. as administrative agent and certain other banks as co-syndication agents and co-documentation agents (the “Credit Agreement”). The Credit Agreement in the amount of $1,350.0 million provides for an unsecured revolving credit facility (the “Credit Facility”) in the initial amount of $800.0 million and unsecured term loans in the initial amount of $550.0 million, either or both of which may, subject to lenders’ discretion, potentially be increased by up to $500.0 million. The Credit Facility was funded on May 20, 2014 in conjunction with the closing of the Wright acquisition, with the $550.0 million term loan being funded as well as a drawdown of $375.0 million on the revolving loan facility. Use of these proceeds was to retire existing term loan debt and to facilitate the closing of the Wright acquisition as well as other acquisitions. The Credit Facility terminates on May 20, 2019, but either or both of the revolving Credit Facility and the term loans may be extended for two additional one-year periods at the Company’s request and at the discretion of the respective lenders. Interest and facility fees in respect to the Credit Facility are based on the better of the Company’s net debt leverage ratio or a non-credit enhanced senior unsecured long-term debt rating. Based on the Company’s net debt leverage ratio, the rates of interest charged on the term loan are 1.000% to 1.750%, and the revolving loan is 0.850% to 1.500% above the adjusted LIBOR rate for outstanding amounts drawn. There are fees included in the facility which include a facility fee based on the revolving credit commitments of the lenders (whether used or unused) at a rate of 0.150% to 0.250% and letter of credit fees based on the amounts of outstanding secured or unsecured letters of credit. The Credit Facility includes various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers. As of September 30, 2016 and December 31, 2015, there was an outstanding debt balance issued under the provisions of the Credit Facility in total of $495.0 million and $529.4 million respectively, with no borrowings outstanding relative to the revolving loan. Per the terms of the agreement, a scheduled principal payment of $13.8 million is due on December 31, 2016.
On September 18, 2014, the Company issued $500.0 million of 4.200% unsecured senior notes due in 2024. The senior notes were given investment grade ratings of BBB-/Baa3 with a stable outlook. The notes are subject to certain covenant restrictions and regulations which are customary for credit rated obligations. At the time of funding, the proceeds were offered at a discount of the original note amount which also excluded an underwriting fee discount. The net proceeds received from the issuance were used to repay the outstanding balance of $475.0 million on the revolving Credit Facility and for other general corporate purposes. As of September 30, 2016 and December 31, 2015, there was an outstanding debt balance of $500.0 million exclusive of the associated discount balance.
The Master Agreement and the Credit Agreement all require the Company to maintain certain financial ratios and comply with certain other covenants. The Company was in compliance with all such covenants as of September 30, 2016 and December 31, 2015.
The 30-day Adjusted LIBOR Rate as of September 30, 2016 was 0.563%.

NOTE 8· Supplemental Disclosures of Cash Flow Information and Non-Cash Financing and Investing Activities
Our Restricted Cash balance is composed of funds held in separate premium trust accounts as required by state law or, in some cases, pursuant to agreements with our carrier partners. In the second quarter of 2015, certain balances that had previously been reported as held in restricted premium trust accounts were reclassified as non-restricted as they were not restricted by state law or by contractual agreement with a carrier. The resulting impact of this change is a reduction during the second quarter of 2015 of approximately $41.0 million in the balance reported on our Condensed Consolidated Balance Sheet as Restricted Cash and Investments and a corresponding increase in the balance reported as Cash and Cash Equivalents. While these balances are not restricted, they do represent premium payments from customers to be paid to insurance carriers and this change should not be viewed as a source of operating cash.

	For the nine months ended September 30,
(in thousands)	2016	2015
Cash paid during the period for:
Interest	$33,122	$33,091
Income taxes	$104,739	$96,579
Brown & Brown’s significant non-cash investing and financing activities are summarized as follows:

	For the nine months ended September 30,
(in thousands)	2016	2015
Other payable issued for purchased customer accounts	$10,505	$995
Estimated acquisition earn-out payables and related charges	$3,828	$29,497
Notes payable issued or assumed for purchased customer accounts	$492	$—
Notes received on the sale of fixed assets and customer accounts	$—	$544
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
We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could adversely impact the Company’s operating results, cash flows and overall liquidity. The Company maintains third-party insurance policies to provide coverage for certain legal claims, in an effort to mitigate its overall exposure to unanticipated claims or adverse decisions. However, as (i) one or more of the Company’s insurance carriers could take the position that portions of these claims are not covered by the Company’s insurance, (ii) to the extent that payments are made to resolve claims and lawsuits, applicable insurance policy limits are eroded and (iii) the claims and lawsuits relating to these matters are continuing to develop, it is possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by unfavorable resolutions of these matters. Based on the AM Best Company ratings of these third-party insurers, management does not believe there is a substantial risk of an insurer’s material non-performance related to any current insured claims.
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
Brown & Brown conducts all of its operations within the United States of America, except for a wholesale brokerage operation based in London, England, and retail operations in Bermuda and the Cayman Islands. These operations earned $3.8 million and $3.2 million of total revenues for the three months ended September 30, 2016 and 2015, respectively. These operations earned $10.3 million and $9.3 million of total revenues for the nine months ended September 30, 2016 and 2015, respectively. Long-lived assets held outside of the United States as of September 30, 2016 and 2015 were not material.
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

	For the three months ended September 30, 2016
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$228,645	$123,632	$70,192	$39,586	$219	$462,274
Investment income	$5	$96	$—	$57	$72	$230
Amortization	$10,861	$6,921	$2,882	$1,140	$1	$21,805
Depreciation	$1,508	$1,945	$503	$473	$766	$5,195
Interest expense	$9,026	$10,844	$1,540	$1,257	$(12,784)	$9,883
Income before income taxes	$44,894	$32,319	$20,862	$5,971	$12,926	$116,972
Total assets	$3,652,977	$2,933,568	$1,053,516	$342,360	$(2,460,394)	$5,522,027
Capital expenditures	$1,443	$2,153	$11	$80	$504	$4,191

	For the three months ended September 30, 2015
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$216,249	$116,966	$61,374	$37,980	$(402)	$432,167
Investment income	$19	$49	$3	$—	$157	$228
Amortization	$11,552	$7,133	$2,441	$1,022	$10	$22,158
Depreciation	$1,632	$1,850	$506	$474	$753	$5,215
Interest expense	$10,121	$13,398	$200	$1,527	$(15,364)	$9,882
Income before income taxes	$41,785	$25,281	$22,276	$6,022	$17,466	$112,830
Total assets	$3,400,407	$2,542,619	$880,454	$296,659	$(2,117,947)	$5,002,192
Capital expenditures	$1,637	$1,754	$425	$233	$127	$4,176

	For the nine months ended September 30, 2016
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$695,393	$333,522	$184,893	$117,906	$1,251	$1,332,965
Investment income	$33	$583	$4	$204	$326	$1,150
Amortization	$32,743	$21,011	$7,915	$3,345	$11	$65,025
Depreciation	$4,761	$5,881	$1,487	$1,432	$2,306	$15,867
Interest expense	$29,415	$34,895	$2,472	$3,820	$(40,985)	$29,617
Income before income taxes	$144,496	$68,367	$51,711	$17,929	$46,095	$328,598
Total assets	$3,652,977	$2,933,568	$1,053,516	$342,360	$(2,460,394)	$5,522,027
Capital expenditures	$4,664	$5,399	$925	$561	$1,586	$13,135

	For the nine months ended September 30, 2015
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$657,314	$319,577	$168,619	$111,128	$(726)	$1,255,912
Investment income	$62	$150	$148	$1	$347	$708
Amortization	$33,671	$21,343	$7,296	$3,067	$29	$65,406
Depreciation	$4,908	$5,372	$1,630	$1,533	$2,192	$15,635
Interest expense	$30,841	$42,306	$645	$4,722	$(49,110)	$29,404
Income before income taxes	$137,249	$48,567	$53,150	$16,062	$52,494	$307,522
Total assets	$3,400,407	$2,542,619	$880,454	$296,659	$(2,117,947)	$5,002,192
Capital expenditures	$4,410	$5,004	$2,087	$774	$498	$12,773
NOTE 11· Investments
At September 30, 2016, the Company’s amortized cost and fair values of fixed maturity securities are summarized as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities, obligations of U.S. Government agencies and Municipals	$26,787	$118	$(5)	$26,900
Corporate debt	3,129	38	—	3,167
Total	$29,916	$156	$(5)	$30,067
At September 30, 2016, the Company held $26.9 million in fixed income securities composed of U.S. Treasury securities, securities issued by U.S. Government agencies and Municipalities, and $3.2 million issued by corporations with investment grade ratings. Of that total, $3.8 million is classified as short-term investments on the Consolidated Balance Sheet as maturities are less than one-year. Additionally, the Company holds $9.5 million in short-term investments which are related to time deposits held with various financial institutions.
For securities in a loss position, the following table shows the investments’ gross unrealized loss and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2016:

	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities, obligations of U.S. Government agencies and Municipals	$5,102	$(5)	$—	$—	$5,102	$(5)
Corporate debt	701	—	160	—	861	—
Total	$5,803	$(5)	$160	$—	$5,963	$(5)
The unrealized losses were caused by interest rate increases. At September 30, 2016, the Company had 10 securities in an unrealized loss position. The corporate securities are highly rated securities with no indicators of potential impairment. Based on the ability and intent of the Company to hold these investments until recovery of fair value, which may be maturity, the bonds were not considered to be other-than-temporarily impaired at September 30, 2016.
At December 31, 2015, the Company’s amortized cost and fair values of fixed maturity securities are summarized as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities, obligations of U.S. Government agencies and Municipals	$11,876	$6	$(26)	$11,856
Foreign government	50	—	—	50
Corporate debt	4,505	7	(16)	4,496
Short-duration fixed income fund	1,663	27	—	1,690
Total	$18,094	$40	$(42)	$18,092

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
The amortized cost and estimated fair value of the fixed maturity securities at September 30, 2016 by contractual maturity are set forth below:

(in thousands)	Amortized Cost	Fair Value
Years to maturity:
Due in one year or less	$3,753	$3,760
Due after one year through five years	25,833	25,951
Due after five years	330	356
Total	$29,916	$30,067
The amortized cost and estimated fair value of the fixed maturity securities at December 31, 2015 by contractual maturity are set forth below:

(in thousands)	Amortized Cost	Fair Value
Years to maturity:
Due in one year or less	$5,726	$5,722
Due after one year through five years	12,038	12,041
Due after five years	330	329
Total	$18,094	$18,092
The expected maturities in the foregoing table may differ from the contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalty.
Proceeds from the sales and maturity of the Company’s investment in fixed maturity securities were $4.7 million. This along with maturing time deposits and the utilization of funds from a money-market investment account of $8.2 million yielded total cash proceeds from the sale of investments of $16.7 million in the period of January 1, 2016 to September 30, 2016. These proceeds were used to purchase additional fixed maturity securities. The gains and losses realized on those sales for the period from January 1, 2016 to September 30, 2016 were insignificant. Additionally, there was a sale of the short-duration fixed income fund which resulted in cash proceeds of $1.7 million, as the fund was liquidated in the third quarter of 2016. Gains on this sale were also insignificant.
Realized gains and losses are reported on the Condensed Consolidated Statements of Income, with the cost of securities sold determined on a specific identification basis.
At September 30, 2016, investments with a fair value of approximately $4.0 million were on deposit with state insurance departments to satisfy regulatory requirements.

NOTE 12· Reinsurance
Although the reinsurers are liable to the Company for amounts reinsured, our subsidiary, Wright Flood remains primarily liable to its policyholders for the full amount of the policies written whether or not the reinsurers meet their obligations to the Company when they become due. The effects of reinsurance on premiums written and earned are as follows:

	Period from January 1, 2016 to September 30, 2016
(in thousands)	Written	Earned
Direct premiums	$472,138	$447,813
Ceded premiums	(472,124)	(447,799)
Net premiums	$14	$14
All premiums written by Wright Flood under the National Flood Insurance Program are 100% ceded to FEMA, for which Wright Flood received a 30.9% expense allowance from January 1, 2016 through September 30, 2016. For the period from January 1, 2016 through September 30, 2016, the Company ceded $470.9 million of written premiums.
Effective April 1, 2014, Wright Flood is also a party to a quota share agreement whereby it cedes 100% of its gross excess flood premiums, excluding fees, to Arch Reinsurance Company and receives a 30.5% commission. Wright Flood ceded $1.2 million for the period from January 1, 2016 through September 30, 2016. No loss data exists on this agreement.
Wright Flood also ceded 100% of the Homeowners, Private Passenger Auto Liability, and Other Liability Occurrence to Stillwater Insurance Company, formerly known as Fidelity National Insurance Company. This business is in runoff. Therefore, only loss data still exists on this business. As of September 30, 2016, no ceded unpaid losses and loss adjustment expenses or incurred but not reported expenses for Homeowners, Private Passenger Auto Liability and Other Liability Occurrence existed.
As of September 30, 2016 the Condensed Consolidated Balance Sheet contained reinsurance recoverable of $332.0 million and prepaid reinsurance premiums of $334.0 million. There was no net activity in the reserve for losses and loss adjustment expense during the period January 1, 2016 through September 30, 2016, as Wright Flood's direct premiums written were 100% ceded to two reinsurers. The balance of the reserve for losses and loss adjustment expense, excluding related reinsurance recoverable, as of September 30, 2016 was $332.0 million.
NOTE 13· Statutory Financial Data
Wright Flood maintains capital in excess of the minimum statutory amount of $7.5 million as required by regulatory authorities. The unaudited statutory capital and surplus of Wright Flood was $22.0 million at September 30, 2016. For the period from January 1, 2016 through September 30, 2016, Wright Flood generated statutory net income of $6.7 million.
NOTE 14· Subsidiary Dividend Restrictions
Under the insurance regulations of Texas, where Wright Flood is incorporated, the maximum amount of ordinary dividends that Wright Flood can pay to shareholders in a rolling twelve-month period is limited to the greater of 10% of statutory adjusted capital and surplus as shown on Wright Flood’s last annual statement on file with the superintendent of the Texas Department of Insurance or 100% of adjusted net income. There was no dividend payout in 2015 and the maximum dividend payout that may be made in 2016 without prior approval is $4.1 million.
NOTE 15· Shareholders’ Equity
On March 5, 2015, the Company entered into an accelerated share repurchase program ("ASR") with an investment bank to purchase an aggregate $100.0 million of the Company’s common stock. As part of the ASR, the Company received an initial delivery of 2,667,992 shares of the Company’s common stock with a fair market value of approximately $85.0 million. On August 6, 2015, the Company was notified by its investment bank that the March 5, 2015 ASR agreement between the Company and the investment bank had been completed in accordance with the terms of the agreement. The investment bank delivered to the Company an additional 391,637 shares of the Company’s common stock for a total of 3,059,629 shares repurchased under the agreement. The delivery of the remaining 391,637 shares occurred on August 11, 2015. At the conclusion of this contract the Company had authorization for $50.0 million of share repurchases under the original Board authorization.
On July 20, 2015, the Company’s Board of Directors authorized the repurchase of up to an additional $400.0 million of the Company’s outstanding common stock.

On November 11, 2015, the Company entered into an ASR with an investment bank to purchase an aggregate $75.0 million of the Company’s common stock. The Company received an initial delivery of 1,985,981shares of the Company’s common stock with a fair market value of approximately $63.8 million. On January 6, 2016 this agreement was completed by the investment bank with the delivery of 363,209 shares of the Company’s common stock. After completion of the ASR on January 6, 2016, the Company has approval to repurchase up to $375.0 million, in the aggregate, of the Company’s outstanding common stock.
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
ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion updates the MD&A contained in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2015, and the two discussions should be read together.
GENERAL
Company Overview — Third Quarter of 2016
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
We also earn “profit-sharing contingent commissions,” which are profit-sharing commissions based primarily on underwriting results, but which may also reflect considerations for volume, growth and/or retention. These commissions are primarily received in the first and second quarters of each year, based on the aforementioned considerations for the prior year(s). Over the last three years, profit-sharing contingent commissions have averaged approximately 4.0% of the previous year’s total commissions and fees revenue. Profit-sharing contingent commissions are included in our total commissions and fees in the Consolidated Statement of Income in the year received. For the three-month period ended September 30, 2016, profit-sharing contingent commissions were down $3.8 million as compared to the same period of the prior year.
Certain insurance companies offer guaranteed fixed-base agreements, referred to as “Guaranteed Supplemental Commissions” (“GSCs”) in lieu of profit-sharing contingent commissions. Since GSCs are not subject to the uncertainty of loss ratios, they are accrued throughout the year based on actual premiums written. For the twelve-month period ending December 31, 2015, we had earned $10.0 million of GSCs, of which $7.6 million remained accrued at December 31, 2015, the balance of which is typically collected over the first and second quarter. For the three-month periods ended September 30, 2016 and 2015, we earned and accrued $2.9 million and $2.5 million, respectively, and for the nine-month periods ended September 30, 2016 and 2015, we earned and accrued $8.9 million and $8.1 million, respectively, from GSCs.

Combined, our profit-sharing contingent commissions and GSCs for the three months ended September 30, 2016 decreased by $3.4 million compared to the third quarter of 2015, primarily in our Wholesale Brokerage Segment.
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
For the three and nine-month periods ended September 30, 2016, our consolidated internal revenue growth rate was 4.3% and 2.8%, respectively. Additionally, each of our four segments recorded positive internal revenue growth for the three and nine months ended September 30, 2016. In the event that the gradual increases in insurable exposure units that occurred in the past few years continues through 2016 and premium rate changes are similar with 2015, we believe we will continue to see positive quarterly internal revenue growth rates in 2016.
Historically, investment income has consisted primarily of interest earnings on operating cash as well as on premiums and advance premiums collected and held in a fiduciary capacity before being remitted to insurance companies. Our policy is to invest available funds in high-quality, short-term fixed income investment securities. Investment income also includes gains and losses realized from the sale of investments. Other income primarily reflects legal settlements and other miscellaneous income and for the three months ended September 30, 2016 increased by $0.3 million as compared to the same period of the prior year, primarily reflecting that prior to 2016 we reported gains and losses on the sale of fixed assets as Other income.
Income before income taxes for the three-month period ended September 30, 2016 increased from the third quarter of 2015 by $4.1 million, primarily as a result of acquisitions completed in the past twelve months and profits from net new business partially offset by the change in estimated acquisition earn-out payables.
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
Acquisitions
Part of our continuing business strategy is to attract high-quality insurance intermediaries to join our operations. From 1993 through the third quarter of 2016, we acquired 478 insurance intermediary operations, excluding acquired books of business (customer accounts).
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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes.
Financial information relating to our Condensed Consolidated Financial results for the three and nine months ended September 30, 2016 and 2015 is as follows:

	For the three months ended September 30,			For the nine months ended September 30,
(in thousands, except percentages)	2016	2015	% Change	2016	2015	% Change
REVENUES
Core commissions and fees	$450,464	$417,275	8.0%	$1,274,170	$1,199,180	6.3%
Profit-sharing contingent commissions	8,247	12,068	(31.7)%	46,586	45,596	2.2%
Guaranteed supplemental commissions	2,941	2,520	16.7%	8,893	8,112	9.6%
Investment income	230	228	0.9%	1,150	708	62.4%
Other income, net	392	76	NMF	2,166	2,316	(6.5)%
Total revenues	462,274	432,167	7.0%	1,332,965	1,255,912	6.1%
EXPENSES
Employee compensation and benefits	237,653	216,156	9.9%	692,814	645,419	7.3%
Other operating expenses	67,433	66,121	2.0%	197,329	191,591	3.0%
(Gain) loss on disposal	(277)	(654)	(57.6)%	(3,131)	(1,259)	148.7%
Amortization	21,805	22,158	(1.6)%	65,025	65,406	(0.6)%
Depreciation	5,195	5,215	(0.4)%	15,867	15,635	1.5%
Interest	9,883	9,882	—%	29,617	29,404	0.7%
Change in estimated acquisition earn-out payables	3,610	459	NMF	6,846	2,194	NMF
Total expenses	345,302	319,337	8.1%	1,004,367	948,390	5.9%
Income before income taxes	116,972	112,830	3.7%	328,598	307,522	6.9%
Income taxes	45,427	45,403	0.1%	128,733	122,139	5.4%
NET INCOME	$71,545	$67,427	6.1%	$199,865	$185,383	7.7%
Net internal growth rate – core organic commissions and fees	4.3%	2.4%		2.8%	2.6%
Employee compensation and benefits ratio	51.4%	50.0%		52.0%	51.4%
Other operating expenses ratio	14.6%	15.3%		14.8%	15.3%
Capital expenditures	$4,191	$4,176		$13,135	$12,773
Total assets at September 30				$5,522,027	$5,002,192

NMF = Not a meaningful figure
Commissions and Fees
Commissions and fees, including profit-sharing contingent commissions and GSCs, for the three months ended September 30, 2016 increased $29.8 million to $461.7 million, or 6.9% over the same period in 2015. Core commissions and fees revenue for the third quarter of 2016 increased $33.2 million, of which approximately $17.3 million represented core commissions and fees from agencies acquired since 2015 that had no comparable revenues in the same period of 2015. After accounting for divested business of $2.0 million, the remaining net increase of $17.9 million represented net new business, which reflects a growth rate of 4.3% for core organic commissions and fees. Profit-sharing contingent commissions and GSCs for the third quarter of 2016 decreased by $3.4 million, or 23.3%, compared to the same period in 2015. The net decrease of $3.4 million in the third quarter was mainly driven by a decrease in profit-sharing contingent commissions in the Wholesale Brokerage Segment as a result of carrier experience.
For the nine months ended September 30, 2016 commissions and fees, including profit-sharing contingent commissions and GSCs, increased $76.8 million to $1,329.6 million, or 6.1% over the same period in 2015. Core commissions and fees revenue for the nine months ended September 30, 2016 increased $75.0 million, of which approximately $47.5 million represented core commissions and fees from acquisitions that had no comparable revenues in the same period of 2015. After accounting for divested business of $5.9 million, the remaining net increase of $33.4 million represented net new business, which reflects an internal growth rate of 2.8% for core organic commissions and fees. Profit-sharing contingent commissions and GSCs for the nine months ended September 30, 2016 increased by $1.8 million, or 3.3%, compared to the same period in 2015. The net increase of $1.8 million in the first nine months of 2016 was mainly driven by an increase in profit-sharing contingent commissions in the National Programs and Retail Segments, which was partially offset by a decrease in the Wholesale Brokerage Segment.
Investment Income
Investment income for the three months ended September 30, 2016 remained flat over the same period in 2015. Investment income for the nine months ended September 30, 2016 increased $0.4 million, or 62.4%, over the same period in 2015. This increase was related to higher average invested cash balances and additional interest income driven by cash management activities to earn a higher yield.
Other Income, net
Other income for the three months ended September 30, 2016 was $0.4 million, compared with $0.1 million in the same period in 2015. Other income consists primarily of legal settlements and other miscellaneous income. The $0.3 million increase for the three months ended September 30, 2016 from the comparable period in 2015 was primarily a result of a change in accounting treatment for the loss on fixed asset sales.
Other income for the nine months ended September 30, 2016 was $2.2 million, compared with $2.3 million in the same period in 2015. The $0.1 million decrease for the nine months ended September 30, 2016 from the comparable period in 2015 was primarily due to a $1.0 million benefit received from Company-owned life insurance, offset by a legal settlement realized in the prior year.
Employee Compensation and Benefits
Employee compensation and benefits expense as a percentage of total revenues increased to 51.4% for the three months ended September 30, 2016, from 50.0% for the three months ended September 30, 2015. Employee compensation and benefits for the third quarter of 2016 increased, approximately 9.9%, or $21.5 million, over the same period in 2015. This net increase included $2.7 million of compensation costs related to stand-alone acquisitions that had no comparable costs in the same period of 2015. Therefore, employee compensation and benefits expense attributable to those offices that existed in the same three-month period ended September 30, 2016 and 2015 increased by $18.8 million or 8.7%. The employee compensation and benefits expense net increases for these offices were primarily related to (i) an increase in staff salaries attributable to salary inflation and higher volumes in portions of our business; (ii) increased producer commissions due to increased revenue; and (iii) cost associated with our deferred compensation plan which are largely offset by unrealized gains reported in other operating expenses.
Employee compensation and benefits expense as a percentage of total revenues increased to 52.0% for the nine months ended September 30, 2016, from 51.4% for the nine months ended September 30, 2015. Employee compensation and benefits for the first nine months of 2016 increased, by approximately 7.3%, or $47.4 million, over the same period in 2015. This increase included $17.3 million of compensation costs related to acquisitions that had no comparable costs in the same period of 2015. Therefore, employee compensation and benefits expense attributable to those offices that existed in the same nine-month period ended September 30, 2016 and 2015 increased by $30.1 million or 4.7%. The employee compensation and benefits expense increases for these offices were primarily related to (i) an increase in staff salaries attributable to salary inflation and higher volumes in portions of our business; (ii) increased producer commissions due to increased revenue; and (iii) a decrease in non-cash stock-based compensation which partially offset the overall increase.
Other Operating Expenses
As a percentage of total revenues, other operating expenses represented 14.6% in the third quarter of 2016, versus 15.3% reported in the third quarter of 2015. Other operating expenses for the third quarter of 2016 increased $1.3 million, or 2.0%, over the same period of 2015, of which $0.6 million was related to acquisitions that had no comparable costs in the same period of 2015. The other operating expenses for those offices that existed in both three-month periods ended September 30, 2016 and 2015, respectively, increased by $0.7 million, which was primarily attributable to (i) increased expenses associated with information technology services and consulting; (ii) a decrease in life insurance expense related to the deferred compensation plan; and (iii) partially offset by the benefits from our strategic purchasing program.
Other operating expenses represented 14.8% of total revenues for the nine months ended September 30, 2016, versus 15.3% for the nine months ended September 30, 2015. Other operating expenses for the first nine months of 2016 increased $5.7 million, or 3.0%, over the same period of 2015, of which $6.1 million was related to acquisitions that had no comparable costs in the same period of 2015. The other operating expenses for those offices that existed in both of the nine months ended September 30, 2016 and 2015, respectively, decreased by $0.4 million, which was primarily attributable to information technology services, consulting expenses and office rent offset by a decrease in life insurance expense related to the deferred compensation plan and benefits from our strategic purchasing program and premium tax refunds received in National Programs.

Gain on Disposal
Gain on disposal for the third quarter of 2016 decreased $0.4 million from the third quarter of 2015. Gain on disposal for the nine months ended September 30, 2016 increased $1.9 million over the nine months ended September 30, 2015. The change in the gain on disposal for the three and nine months ended September 30, 2016 was due to activity associated with book of business sales. Although we are not in the business of selling customer accounts, we periodically sell an office or a book of business (one or more customer accounts) because we believe doing so is in the Company’s best interest.
Amortization
Amortization expense for the third quarter of 2016 decreased $0.4 million, or 1.6%, over the third quarter of 2015. Amortization expense for the nine months ended September 30, 2016 decreased $0.4 million, or 0.6%, over the nine months ended September 30, 2015. These decreases reflect certain intangibles becoming fully amortized, partially offset with amortization of new intangibles from recently acquired businesses.
Depreciation
Depreciation expense for the third quarter of 2016 remained flat compared to the third quarter of 2015. Depreciation expense for the nine months ended September 30, 2016 increased $0.2 million, or 1.5%, over the nine months ended September 30, 2015. These changes were due primarily to the addition of fixed assets resulting from acquisitions completed since the first three quarters of 2015, net of assets which became fully depreciated.
Interest Expense
Interest expense for the third quarter of 2016 remained flat compared to the third quarter of 2015. Interest expense for the nine months ended September 30, 2016 increased $0.2 million, or 0.7%, over the nine months ended September 30, 2015. This increase was due to a rise in the floating interest rate of our Credit Facility term loan, partially offset by the scheduled amortized principal payments on the Credit Facility term loan which has reduced the Company's average debt balance.
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
As of September 30, 2016 and 2015, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820-Fair Value Measurement. The resulting net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the three and nine month periods ended September 30, 2016 and 2015 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Change in fair value of estimated acquisition earn-out payables	$2,883	$(365)	$4,704	$(30)
Interest expense accretion	727	824	2,142	2,224
Net change in earnings from estimated acquisition earn-out payables	$3,610	$459	$6,846	$2,194

For the three months ended September 30, 2016 and 2015, the fair value of estimated earn-out payables was re-evaluated and increased by $2.9 million and decreased by $0.4 million, respectively, which resulted in charges and credits to the Condensed Consolidated Statement of Income. For the nine months ended September 30, 2016 and 2015, the fair value of estimated earn-out payables was re-evaluated and increased by $4.7 million and decreased by $0.03 million, respectively, which resulted in charges and credits to the Condensed Consolidated Statement of Income.
As of September 30, 2016, the estimated acquisition earn-out payables equaled $61.5 million, of which $23.0 million was recorded as accounts payable and $38.5 million was recorded as other non-current liability.
Income Taxes
The effective tax rate on income from operations for the three months ended September 30, 2016 and 2015 was 38.8% and 40.2%, respectively. The effective tax rate on income from operations for the nine months ended September 30, 2016 and 2015 was 39.2% and 39.7% respectively. The decrease in the effective tax rate is driven by several permanent tax differences along with the apportionment of taxable income in the states where we operate.
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
The internal growth rates for our core organic commissions and fees for the three months ended September 30, 2016, by segment, are as follows:

2016	For the three months ended September 30,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
(in thousands, except percentages)	2016	2015
Retail(1)	$223,723	$211,601	$12,122	5.7%	$6,248	$5,874	2.8%
National Programs	121,011	113,136	7,875	7.0%	—	7,875	7.0%
Wholesale Brokerage	66,201	53,813	12,388	23.0%	8,764	3,624	6.7%
Services	39,529	36,665	2,864	7.8%	2,295	569	1.6%
Total core commissions and fees	$450,464	$415,215	$35,249	8.5%	$17,307	$17,942	4.3%
The reconciliation of the above internal growth schedule to the total commissions and fees included in the Condensed Consolidated Statements of Income for the three months ended September 30, 2016, and 2015, is as follows:

	For the three months ended September 30,
(in thousands)	2016	2015
Total core commissions and fees	$450,464	$415,215
Profit-sharing contingent commissions	8,247	12,068
Guaranteed supplemental commissions	2,941	2,520
Divested business	—	2,060
Total commissions and fees	$461,652	$431,863

The internal growth rates for our core organic commissions and fees for the three months ended September 30, 2015, by segment, are as follows:

2015	For the three months ended September 30,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
(in thousands, except percentages)	2015	2014
Retail(1)	$211,759	$201,072	$10,687	5.3%	$7,756	$2,931	1.5%
National Programs	113,721	111,597	2,124	1.9%	1,195	929	0.8%
Wholesale Brokerage	53,813	50,334	3,479	6.9%	728	2,751	5.5%
Services	37,982	35,228	2,754	7.8%	—	2,754	7.8%
Total core commissions and fees	$417,275	$398,231	$19,044	4.8%	$9,679	$9,365	2.4%
The reconciliation of the above internal growth schedule to the total commissions and fees included in the Condensed Consolidated Statements of Income for the three months ended September 30, 2015 and 2014, is as follows:

	For the three months ended September 30,
(in thousands)	2015	2014
Total core commissions and fees	$417,275	$398,231
Profit-sharing contingent commissions	12,068	15,011
Guaranteed supplemental commissions	2,520	2,571
Divested business	—	4,802
Total commissions and fees	$431,863	$420,615

The internal growth rates for our core organic commissions and fees for the nine months ended September 30, 2016, by segment, are as follows:

2016	For the nine months ended September 30,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
(in thousands, except percentages)	2016	2015
Retail(1)	$662,549	$624,357	$38,192	6.1%	$27,080	$11,112	1.8%
National Programs	320,696	307,373	13,323	4.3%	1,680	11,643	3.8%
Wholesale Brokerage	173,223	153,767	19,456	12.7%	12,147	7,309	4.8%
Services	117,702	107,829	9,873	9.2%	6,568	3,305	3.1%
Total core commissions and fees	$1,274,170	$1,193,326	$80,844	6.8%	$47,475	$33,369	2.8%
The reconciliation of the above internal growth schedule to the total commissions and fees included in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2016, and 2015, is as follows:

	For the nine months ended September 30,
(in thousands)	2016	2015
Total core commissions and fees	$1,274,170	$1,193,326
Profit-sharing contingent commissions	46,586	45,596
Guaranteed supplemental commissions	8,893	8,112
Divested business	—	5,854
Total commissions and fees	$1,329,649	$1,252,888

The internal growth rates for our core organic commissions and fees for the nine months ended September 30, 2015, by segment, are as follows:

2015	For the nine months ended September 30,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Internal Net Growth $	Internal Net Growth %
(in thousands, except percentages)	2015	2014
Retail(1)	$625,640	$592,428	$33,212	5.6%	$25,896	$7,316	1.2%
National Programs	308,628	267,052	41,576	15.6%	37,301	4,275	1.6%
Wholesale Brokerage	153,767	143,636	10,131	7.1%	1,719	8,412	5.9%
Services	111,145	102,324	8,821	8.6%	—	8,821	8.6%
Total core commissions and fees	$1,199,180	$1,105,440	$93,740	8.5%	$64,916	$28,824	2.6%
The reconciliation of the above internal growth schedule to the total commissions and fees included in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2015 and 2014, is as follows:

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

Retail Segment
The Retail Segment provides a broad range of insurance products and services to commercial, public and quasi-public, professional and individual insured customers. Approximately 88% of the Retail Segment’s commissions and fees revenue is commission-based. Because most of our other operating expenses are not correlated to changes in commissions on insurance premiums, a significant portion of any fluctuation in the commissions we receive, net of related producer compensation, will result in a similar fluctuation in our income before income taxes, unless we make incremental investments or modifications to the costs in the organization.
Financial information relating to our Retail Segment for the three and nine months ended September 30, 2016 and 2015 is as follows:

	For the three months ended September 30,			For the nine months ended September 30,
(in thousands, except percentages)	2016	2015	% Change	2016	2015	% Change
REVENUES
Core commissions and fees	$223,641	$212,176	5.4%	$662,963	$626,563	5.8%
Profit-sharing contingent commissions	2,229	1,810	23.1%	24,365	21,653	12.5%
Guaranteed supplemental commissions	2,516	2,061	22.1%	7,488	6,699	11.8%
Investment income	5	19	(73.7)%	33	62	(46.8)%
Other income, net	254	183	38.8%	544	2,337	(76.7)%
Total revenues	228,645	216,249	5.7%	695,393	657,314	5.8%
EXPENSES
Employee compensation and benefits	123,175	116,906	5.4%	369,109	345,432	6.9%
Other operating expenses	35,953	34,571	4.0%	111,377	105,266	5.8%
(Gain) loss on disposal	(277)	(655)	(57.7)%	(3,131)	(1,333)	134.9%
Amortization	10,861	11,552	(6.0)%	32,743	33,671	(2.8)%
Depreciation	1,508	1,632	(7.6)%	4,761	4,908	(3.0)%
Interest	9,026	10,121	(10.8)%	29,415	30,841	(4.6)%
Change in estimated acquisition earn-out payables	3,505	337	NMF	6,623	1,280	NMF
Total expenses	183,751	174,464	5.3%	550,897	520,065	5.9%
Income before income taxes	$44,894	$41,785	7.4%	$144,496	$137,249	5.3%
Net internal growth rate – core organic commissions and fees	2.8%	1.5%		1.8%	1.2%
Employee compensation and benefits ratio	53.9%	54.1%		53.1%	52.6%
Other operating expenses ratio	15.7%	16.0%		16.0%	16.0%
Capital expenditures	$1,443	$1,637		$4,664	$4,410
Total assets at September 30				$3,652,977	$3,400,407

NMF = Not a meaningful figure
 The Retail Segment’s total revenue during the three months ended September 30, 2016 increased 5.7%, or $12.4 million, over the same period in 2015, to $228.6 million. The $11.5 million increase in core commissions and fees revenue was driven by the following: (i) approximately $6.2 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2015; (ii) $5.9 million related to net new business; and (iii) an offsetting decrease of $0.6 million related to commissions and fees revenue from business divested in 2015 and 2016. Profit-sharing contingent commissions and GSCs for the third quarter of 2016 increased 22.6%, or $0.9 million, from the same period in 2015, to $4.7 million due to better performance realized by our insurance carrier partners. The Retail Segment’s internal growth rate for core organic commissions and fees revenue was 2.8% for the third quarter of 2016 and was driven by revenue from net new business written during the preceding twelve months, which was impacted by some exposure unit growth and modest increases in commercial auto rates, and was partially offset by continued reductions in property insurance premium rates, particularly in catastrophe prone areas. The internal growth rate was also partially driven by timing items related to revenue that was not recognized in previous quarters.

Income before income taxes for the three months ended September 30, 2016 increased 7.4%, or $3.1 million, over the same period in 2015, to $44.9 million. The primary factors affecting this increase were: (i) the net increase in revenue as described above, in addition to increased retail margins in contingents and GSCs, offset by, (ii) total compensation which increased by $6.3 million or 5.4%, due primarily to new teammates related to acquisitions completed over the past twelve months, salary inflation, and additional teammates to support revenue growth; (iii) operating expenses which increased by $1.4 million or 4.0%, due primarily to information technology services fees, professional fees relating to value added services in support of revenue generation, and rent expense partially offset by the benefits of our strategic purchasing program; (iv) a change in estimated acquisition earn-out payables that increased by $3.2 million to $3.5 million; and (v) a $0.4 million change in the benefit of gains on disposals to $0.3 million associated with book sales within certain profit centers.
The Retail Segment’s total revenue during the nine months ended September 30, 2016 increased 5.8%, or $38.1 million, over the same period in 2015, to $695.4 million. The $36.4 million increase in core commissions and fees revenue was driven by the following: (i) approximately $27.1 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2015; (ii) $11.1 million related to net new business; and (iii) an offsetting decrease of $1.8 million related to commissions and fees revenue from business divested in 2015 and 2016. Profit-sharing contingent commissions and GSCs for the first nine months of 2016 increased 12.3%, or $3.5 million, from the same period in 2015, to $31.9 million. The Retail Segment’s internal growth rate for core organic commissions and fees revenue was 1.8% for the first nine months of 2016 and was driven by revenue from net new business written during the preceding twelve months, some exposure unit growth, and modest increases in commercial auto rates, which was partially offset by continued reductions in property insurance premium rates, particularly in catastrophe prone areas.
Income before income taxes for the nine months ended September 30, 2016 increased 5.3%, or $7.2 million, over the same period in 2015, to $144.5 million. The primary factors affecting this increase were: (i) the net increase in revenue as described above; (ii) total compensation increased by $23.7 million or 6.9%, due primarily to new teammates related to acquisitions completed over the past twelve months, salary inflation, and additional teammates to support revenue growth; (iii) operating expenses which increased by $6.1 million or 5.8%, due primarily to information technology services fees, professional fees relating to value added services in support of revenue generation, and rent expense partially offset by the benefits or our strategic purchasing program; (iv) a change in estimated acquisition earn-out payables that increased $5.3 million to $6.6 million; partially offset by (v) a $1.8 million change in the benefit of gains on disposals to $3.1 million associated with book sales within certain profit centers.

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
Financial information relating to our National Programs Segment for the three and nine months ended September 30, 2016 and 2015 is as follows:

	For the three months ended September 30,			For the nine months ended September 30,
(in thousands, except percentages)	2016	2015	% Change	2016	2015	% Change
REVENUES
Core commissions and fees	$121,011	$113,721	6.4%	$320,696	$308,628	3.9%
Profit-sharing contingent commissions	2,498	3,188	(21.6)%	12,152	10,734	13.2%
Guaranteed supplemental commissions	14	10	40.0%	24	15	60.0%
Investment income	96	49	95.9%	583	150	NMF
Other income, net	13	(2)	NMF	67	50	34.0%
Total revenues	123,632	116,966	5.7%	333,522	319,577	4.4%
EXPENSES
Employee compensation and benefits	47,796	46,412	3.0%	141,204	135,743	4.0%
Other operating expenses	23,756	22,836	4.0%	62,009	65,681	(5.6)%
(Gain) loss on disposal	—	1	(100.0)%	—	459	(100.0)%
Amortization	6,921	7,133	(3.0)%	21,011	21,343	(1.6)%
Depreciation	1,945	1,850	5.1%	5,881	5,372	9.5%
Interest	10,844	13,398	(19.1)%	34,895	42,306	(17.5)%
Change in estimated acquisition earn-out payables	51	55	(7.3)%	155	106	46.2%
Total expenses	91,313	91,685	(0.4)%	265,155	271,010	(2.2)%
Income before income taxes	$32,319	$25,281	27.8%	$68,367	$48,567	40.8%
Net internal growth rate – core organic commissions and fees	7.0%	0.8%		3.8%	1.6%
Employee compensation and benefits ratio	38.7%	39.7%		42.3%	42.5%
Other operating expenses ratio	19.2%	19.5%		18.6%	20.6%
Capital expenditures	$2,153	$1,754		$5,399	$5,004
Total assets at September 30				$2,933,568	$2,542,619

NMF = Not a meaningful figure
The National Program Segment's revenue for the three months ended September 30, 2016 increased 5.7%, or $6.7 million, from the same period in 2015, to $123.6 million. The $7.3 million net increase in core commissions and fees revenue was driven by: (i) $7.9 million related to net new business and (ii) a decrease of $0.6 million related to commissions and fees revenue recorded in the third quarter of 2015 from businesses since divested. Profit-sharing contingent commissions and GSCs were $2.5 million for the third quarter of 2016, which was a decrease of $0.7 million from the third quarter of 2015, primarily related to one of our coastal property programs shifting premium to other carriers within the program to better manage market conditions.
The National Programs Segment’s internal growth rate for core commissions and fees revenue was 7.0% for the three months ended September 30, 2016. This internal growth rate was mainly due to increased flood claims revenues and revenues from our lender placed coverage program. Growth in this segment was partially offset by certain programs that have been affected by lower premium rates, primarily in our coastal property programs.

Income before income taxes for the three months ended September 30, 2016 increased 27.8%, or $7.0 million, from the same period in 2015, to $32.3 million. The increase was driven by the net revenue growth noted above, and continued expense management initiatives as we grow and scale our programs along with a $2.6 million decrease in the intercompany interest expense charge for acquisitions. We charge our segments an intercompany interest charge associated with the cost of capital for each business they acquire. This intercompany interest charge is reduced each year according to a fixed amortization schedule.
National Programs revenue for the nine months ended September 30, 2016 increased 4.4%, or $13.9 million, from the same period in 2015, to $333.5 million. The $12.1 million increase in core commissions and fees revenue was driven by: (i) $11.6 million related to net new business, (ii) approximately $1.7 million related to core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2015, and (iii) a decrease of $1.2 million related to commissions and fees revenue from business divested in 2015 and 2016. Profit-sharing contingent commissions and GSCs were $12.2 million for the first nine months of 2016, which was an increase of $1.4 million from the same period in 2015.
The National Programs Segment’s internal growth rate for core commissions and fees revenue was 3.8% for the nine months ended September 30, 2016. This internal growth rate was mainly due to increased flood claims revenues and revenues from our lender placed coverage program. Growth in this segment was partially offset by certain programs that have been affected by lower premium rates, primarily in our costal property programs.
Income before income taxes for the nine months ended September 30, 2016 increased 40.8%, or $19.8 million, from the same period in 2015, to 68.4 million. The increase was driven by the net revenue growth noted above, expense management initiatives as we grow and scale our programs, $5.8 million in credits related to premium taxes along with a $7.4 million decrease in the intercompany interest expense charge for acquisitions. We charge our segments an intercompany interest charge associated with the cost of capital for each business they acquire. This intercompany interest charge is reduced each year according to a fixed amortization schedule.

Wholesale Brokerage Segment
The Wholesale Brokerage Segment markets and sells excess and surplus commercial and personal lines insurance, primarily through independent agents and brokers. Like the Retail and National Programs Segments, the Wholesale Brokerage Segment’s revenues are primarily commission-based.
Financial information relating to our Wholesale Brokerage Segment for the three and nine months ended September 30, 2016 and 2015 is as follows:

	For the three months ended September 30,			For the nine months ended September 30,
(in thousands, except percentages)	2016	2015	% Change	2016	2015	% Change
REVENUES
Core commissions and fees	$66,201	$53,813	23.0%	$173,223	$153,767	12.7%
Profit-sharing contingent commissions	3,520	7,070	(50.2)%	10,069	13,209	(23.8)%
Guaranteed supplemental commissions	411	449	(8.5)%	1,381	1,398	(1.2)%
Investment income	—	3	(100.0)%	4	148	(97.3)%
Other income, net	60	39	53.8%	216	97	122.7%
Total revenues	70,192	61,374	14.4%	184,893	168,619	9.7%
EXPENSES
Employee compensation and benefits	33,187	26,373	25.8%	90,099	79,111	13.9%
Other operating expenses	11,175	9,503	17.6%	31,141	26,373	18.1%
(Gain) loss on disposal	—	—	—%	—	(385)	(100.0)%
Amortization	2,882	2,441	18.1%	7,915	7,296	8.5%
Depreciation	503	506	(0.6)%	1,487	1,630	(8.8)%
Interest	1,540	200	NMF	2,472	645	NMF
Change in estimated acquisition earn-out payables	43	75	(42.7)%	68	799	(91.5)%
Total expenses	49,330	39,098	26.2%	133,182	115,469	15.3%
Income before income taxes	$20,862	$22,276	(6.3)%	$51,711	$53,150	(2.7)%
Net internal growth rate – core organic commissions and fees	6.7%	5.5%		4.8%	5.9%
Employee compensation and benefits ratio	47.3%	43.0%		48.7%	46.9%
Other operating expenses ratio	15.9%	15.5%		16.8%	15.6%
Capital expenditures	$11	$425		$925	$2,087
Total assets at September 30				$1,053,516	$880,454

NMF = Not a meaningful figure
The Wholesale Brokerage Segment’s total revenues for the three months ended September 30, 2016 increased 14.4%, or $8.8 million, from the same period in 2015, to $70.2 million. The $12.4 million net increase in core commissions and fees revenue was driven primarily by the following: (i) $8.8 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2015; and (ii) $3.6 million related to net new business. Contingent commissions and GSCs for the third quarter of 2016 decreased $3.6 million compared to the third quarter of 2015, to $3.9 million. This decrease in contingents was driven by an increase in loss ratios with certain carriers. The Wholesale Brokerage Segment’s internal growth rate for core organic commissions and fees revenue was 6.7% for the third quarter of 2016, and was driven by net new business and modest increases in exposure units, partially offset by contraction in insurance premium rates for catastrophe prone properties.
Income before income taxes for the three months ended September 30, 2016 decreased 6.3%, or $1.4 million, over the same period in 2015, to $20.9 million, primarily due to the following: (i) the net increase in revenue as described above, offset by; (ii) an increase in employee compensation and benefits of $6.8 million, of which $4.7 million was related to acquisitions that had no comparable compensation and benefits in the same period of 2015, with the remainder related to additional teammates to support increased transaction volumes; (iii) a decrease in profit from lower contingent commissions and GSCs; (iv) a $1.7 million increase in operating expenses, of which $1.5 million was related to acquisitions that had no comparable expenses in the same period of 2015 and (v) higher intercompany interest charge related to acquisitions completed in the previous year.

The Wholesale Brokerage Segment’s total revenues for the nine months ended September 30, 2016 increased 9.7%, or $16.3 million, from the same period in 2015, to $184.9 million. The $19.5 million net increase in core commissions and fees revenue was driven primarily by the following: (i) $7.4 million related to net new business; and (ii) $12.1 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2015. Contingent commissions and GSCs for the first nine months of 2016 decreased $3.2 million compared to the same period of 2015, to $11.5 million. This decrease in contingents was driven by an increase in loss ratios with certain carriers. The Wholesale Brokerage Segment’s internal growth rate for core organic commissions and fees revenue was 4.8% for the first nine months of 2016, and was driven by net new business and modest increases in exposure units, partially offset by significant contraction in insurance premium rates for catastrophe prone properties.
Income before income taxes for the nine months ended September 30, 2016 decreased 2.7%, or $1.4 million, over the same period in 2015, to $51.7 million, primarily due to the following: (i) the net increase in revenue as described above, offset by; (ii) a gain on a business divested in the first nine months of 2015 that has no equivalent gain in the first nine months of 2016; (iii) a $3.0 million decrease in profit from lower contingent commissions and GSCs; (iv) an increase in employee compensation and benefits of $11.0 million, of which $6.2 million was related to acquisitions that had no comparable compensation and benefits in the same period of 2015 with the remainder related to additional teammates to support increased transaction volumes; (v) a $4.8 million increase is operating expenses, of which $1.9 million was related to acquisitions that had no comparable expenses in the same period of 2015; a (vi) a decrease of $0.7 million in estimated acquisition earn-out expenses; and (vii) an increase of $1.8 million in intercompany interest expense related to acquisitions completed in the previous twelve months.

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
Financial information relating to our Services Segment for the three and nine months ended September 30, 2016 and 2015 is as follows:

	For the three months ended September 30,			For the nine months ended September 30,
(in thousands, except percentages)	2016	2015	% Change	2016	2015	% Change
REVENUES
Core commissions and fees	$39,529	$37,982	4.1%	$117,702	$111,145	5.9%
Profit-sharing contingent commissions	—	—	—%	—	—	—%
Guaranteed supplemental commissions	—	—	—%	—	—	—%
Investment income	57	—	—%	204	1	NMF
Other income, net	—	(2)	(100.0)%	—	(18)	(100.0)%
Total revenues	39,586	37,980	4.2%	117,906	111,128	6.1%
EXPENSES
Employee compensation and benefits	20,151	19,302	4.4%	58,658	58,340	0.5%
Other operating expenses	10,583	9,641	9.8%	32,722	27,395	19.4%
(Gain) loss on disposal	—	—	—%	—	—	—%
Amortization	1,140	1,022	11.5%	3,345	3,067	9.1%
Depreciation	473	474	(0.2)%	1,432	1,533	(6.6)%
Interest	1,257	1,527	(17.7)%	3,820	4,722	(19.1)%
Change in estimated acquisition earn-out payables	11	(8)	NMF	—	9	(100.0)%
Total expenses	33,615	31,958	5.2%	99,977	95,066	5.2%
Income before income taxes	$5,971	$6,022	(0.8)%	$17,929	$16,062	11.6%
Net internal growth rate – core organic commissions and fees	1.6%	7.8%		3.1%	8.6%
Employee compensation and benefits ratio	50.9%	50.8%		49.7%	52.5%
Other operating expenses ratio	26.7%	25.4%		27.8%	24.7%
Capital expenditures	$80	$233		$561	$774
Total assets at September 30				$342,360	$296,659

NMF = Not a meaningful figure
The Services Segment’s total revenues for the three months ended September 30, 2016 increased 4.2%, or $1.6 million, over the same period in 2015, to $39.6 million. The $1.5 million increase in core commissions and fees revenue was driven primarily by the following: (i) $2.3 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2015; and (ii) $0.6 million related to net new business; (iii) partially offset by a decrease of $1.4 million related to commissions and fees revenue recorded in the third quarter of 2015 from businesses since divested. The Services Segment’s internal growth rate for core commissions and fees revenue was 1.6% for the third quarter of 2016. This growth was driven primarily by an increase in weather-related claims.
Income before income taxes for the three months ended September 30, 2016 decreased 0.8%, or $0.1 million, over the same period in 2015, to $6.0 million due to a combination of internal revenue growth as noted above offset by higher variable costs for certain of our businesses.
The Services Segment’s total revenues for the nine months ended September 30, 2016 increased 6.1%, or $6.8 million, over the same period in 2015, to $117.9 million. The $6.6 million increase in core commissions and fees revenue was driven by the following: (i) approximately $6.6 million related to core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2015; (ii) $3.3 million related to net new business; and (iii) that was partially offset by a decrease of $3.3 million related to commissions and fees revenue from business divested in 2015 and 2016. The Services Segment’s internal growth rate for core commissions and fees revenue was 3.1% for the first nine months of 2016. This growth was driven primarily by an increase in weather related claims, our Social Security Advocacy businesses and partially offset by some decline in our Medicare Set-aside businesses as there were lower referrals.
Income before income taxes for the nine months ended September 30, 2016 increased 11.6%, or $1.9 million, over the same period in 2015, to $17.9 million due to a combination of internal revenue growth noted above and the continued efficient operating of our businesses.
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
Contractual Cash Obligations
As of September 30, 2016, our contractual cash obligations were as follows:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$1,120,500	$80,500	$540,000	$—	$500,000
Other liabilities(1)	70,541	21,899	14,492	1,562	32,588
Operating leases	216,944	42,405	74,466	52,505	47,568
Interest obligations	200,771	35,958	60,688	42,000	62,125
Unrecognized tax benefits	433	—	433	—	—
Maximum future acquisition contingency payments(2)	116,406	34,156	81,595	655	—
Total contractual cash obligations	$1,725,595	$214,918	$771,674	$96,722	$642,281

(1)	Includes the current portion of other long-term liabilities.

(2)	Includes $61.5 million of current and non-current estimated earn-out payables.
Debt
Total debt at September 30, 2016 was $1,112.2 million, which was a decrease of $32.5 million compared to December 31, 2015. The decrease includes the repayment of $34.3 million in principal, net of the amortization of discounted debt related to our 4.200% Notes due 2024 and debt issuance cost amortization of $1.2 million plus the addition of $0.5 million in a short-term note payable related to the recent acquisition of Social Security Advocates for the Disabled, LLC.
As of September 30, 2016, the Company satisfied the fifth installment of scheduled quarterly principal payments on the Credit Facility term loan. The Company has satisfied $55.0 million in total principal payments through September 30, 2016 since the inception of the note. Scheduled quarterly principal payments are expected to be made until maturity. The balance of the Credit Facility term loan is $495.0 million as of September 30, 2016. Of the total amount, $55.0 million is classified as current portion of long-term debt in the Condensed Consolidated Balance Sheet as the date of maturity is less than one year.
During 2015, the $25.0 million of 5.660% notes due December 2016 were classified as current portion of long-term debt in the Condensed Consolidated Balance Sheet as the date of maturity is less than one year. It is management's intention to repay this debt from operating cash.
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
Our invested assets are held primarily as cash and cash equivalents, restricted cash, available-for-sale marketable debt securities, non-marketable debt securities, certificates of deposit, U.S. treasury securities, and professionally managed short-duration fixed income funds. Some of these investments are subject to interest rate risk. The fair values of our invested assets at September 30, 2016 and December 31, 2015, approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.
We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date.
As of September 30, 2016, we had $495.0 million of borrowings outstanding under our term loan, which bears interest on a floating basis tied to the London Interbank Offered Rate (LIBOR) and is therefore subject to changes in the associated interest expense. The effect of an immediate hypothetical 10% change in interest rates would not have a material effect on our Consolidated Financial Statements.
We are subject to exchange rate risk primarily in our U.K. based wholesale brokerage business that has a cost base principally denominated in British pounds and a revenue base in several other currencies, but principally in U.S. dollars. Based on our foreign currency rate exposure as of September 30, 2016, an immediate 10% hypothetical change of foreign currency exchange rates would not have a material effect on our Consolidated Financial Statements.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation (the “Evaluation”) required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of September 30, 2016. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective.
Changes in Internal Controls
There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
PART II
ITEM 1. Legal Proceedings
In Item 3 of Part I of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2015, certain information concerning litigation claims arising in the ordinary course of business was disclosed. Such information was current as of the date of filing. During the Company’s fiscal quarter ended September 30, 2016, no new legal proceedings, or material developments with respect to existing legal proceedings, occurred which require disclosure in this Quarterly Report on Form 10-Q.
ITEM 1A. Risk Factors
There were no material changes in the risk factors previously disclosed in Item 1A, “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our repurchase of shares of our common stock during the three months ended September 30, 2016:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value that May Yet be Purchased Under the Plans or Programs(2)
July 1, 2016 to July 31, 2016	54,669	$37.45	—	$ 375.0 million
August 1, 2016 to August 31, 2016	308	$ 36.69	—	375.0 million
September 1, 2016 to September 30, 2016	2,021	36.99	—	375.0 million
Total	56,998	$37.43	—	$ 375.0 million

(1)
We purchased 56,998 shares during the quarter ended September 30, 2016 outside of our publicly announced share repurchase program, all of which represent shares surrendered by our teammates in the exercise of stock options under our equity compensation plans or to cover required tax withholdings on the vesting of shares in our equity compensation plans.

(2)
As announced on July 21, 2014, our Board of Directors approved the purchase of up to $200.0 million of the Company’s outstanding common stock of which $150.0 million have been purchased with the last settlement on August 11, 2015. On July 20, 2015, the Company’s Board of Directors authorized the purchasing of up to an additional $400.0 million of the Company's outstanding common stock. On November 11, 2015, the Company entered into an accelerated share repurchase program with an investment bank to purchase an aggregate $75.0 million of the Company’s common stock, all of which has been settled with this latest settlement on January 6, 2016 in which the Company received 363,209 shares. After this completion, the Company has outstanding approval to purchase up to $375.0 million, in the aggregate, of the Company's outstanding common stock. As of September 30, 2016, a total of 7,793,579 shares have been repurchased since the first quarter of 2015.

ITEM 6. Exhibits
The following exhibits are filed as a part of this Report:

3.1
Articles of Amendment to Articles of Incorporation (adopted April 24, 2003) (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 2003), and Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 1999).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on October 12, 2016).

10.3	Transition Agreement dated and effective as of July 1, 2016 between the Registrant and Charles H. Lydecker.

10.3	Consulting Agreement dated and effective as of July 1, 2016 between the Registrant and Charles H. Lydecker.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN & BROWN, INC.

/s/ R. Andrew Watts
Date: November 9, 2016	R. Andrew Watts
Executive Vice President, Chief Financial Officer and Treasurer
(duly authorized officer, principal financial officer and principal accounting officer)