Form 10-K
period 2016-12-31
BROWN & BROWN INC
filed 2017-02-24
CIK 79282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes  ☐    No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was last sold on June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) was $4,352,838,341.
The number of shares of the Registrant’s common stock, $0.10 par value, outstanding as of February 23, 2017 was 139,986,178.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Brown & Brown, Inc.’s Proxy Statement for the 2017 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

BROWN & BROWN, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

Disclosure Regarding Forward-Looking Statements
Brown & Brown, Inc., together with its subsidiaries (collectively, “we,” “Brown & Brown” or the “Company”), makes “forward-looking statements” within the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995, as amended, throughout this report and in the documents we incorporate by reference into this report. You can identify these statements by forward-looking words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “plan” and “continue” or similar words. We have based these statements on our current expectations about potential future events. Although we believe the expectations expressed in the forward-looking statements included in this Form 10-K and the reports, statements, information and announcements incorporated by reference into this report are based upon reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. Many of these factors have previously been identified in filings or statements made by us or on our behalf. Important factors which could cause our actual results to differ materially from the forward-looking statements in this report include but are not limited to the following items, in addition to those matters described in Part I, Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

•	Future prospects;

•	Material adverse changes in economic conditions in the markets we serve and in the general economy;

•	Premium rates set by insurance companies and insurable exposure units, which have traditionally varied and are difficult to predict;

•	Future regulatory actions and conditions in the states in which we conduct our business;

•
The occurrence of adverse economic conditions, an adverse regulatory climate, or a disaster in Arizona, California, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Massachusetts, Michigan, New Jersey, New York, Oregon, Pennsylvania, Texas, Virginia and Washington, because a significant portion of business written by us is for customers located in these states;

•	Our ability to attract, retain and enhance qualified personnel;

•	Competition from others in or entering into the insurance agency, wholesale brokerage, insurance programs and related service business;

•	The integration of our operations with those of businesses or assets we have acquired or may acquire in the future and the failure to realize the expected benefits of such integration;

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

•	Our ability to effectively utilize technology to provide improved value for our customers or carrier partners as well as applying effective internal controls and efficiencies in operations; and

•	Other risks and uncertainties as may be detailed from time to time in our public announcements and Securities and Exchange Commission (“SEC”) filings.
Assumptions as to any of the foregoing and all statements are not based upon historical fact, but rather reflect our current expectations concerning future results and events. Forward-looking statements that we make or that are made by others on our behalf are based upon a knowledge of our business and the environment in which we operate, but because of the factors listed above, among others, actual results may differ from those in the forward-looking statements. Consequently, these cautionary statements qualify all of the forward-looking statements we make herein. We cannot assure you that the results or developments anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business or our operations in the way we expect. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. We assume no obligation to update any of the forward-looking statements.

PART I
ITEM 1. Business.
General
Brown & Brown is a diversified insurance agency, wholesale brokerage, insurance programs and service organization with origins dating from 1939 and is headquartered in Daytona Beach, Florida. The Company markets and sells insurance products and services, primarily in the property, casualty and employee benefits areas. We provide our customers with quality, non-investment insurance contracts, as well as other targeted, customized risk management products and services. As an agent and broker, we do not assume underwriting risks with the exception of the activity in The Wright Insurance Group, LLC (“Wright”). Within Wright, we operate a write-your-own flood insurance carrier, Wright National Flood Insurance Company (“WNFIC”). WNFIC’s entire business consists of policies written pursuant to the National Flood Insurance Program (“NFIP”), the program administered by the Federal Emergency Management Agency (“FEMA”) and excess flood insurance policies which are fully reinsured, thereby substantially eliminating WNFIC’s exposure to underwriting risk, as these policies are backed by either FEMA or a reinsurance carrier with an AM Best Company rating of “A” or better.
The Company is compensated for our services primarily by commissions paid by insurance companies and to a lesser extent, by fees paid directly by customers for certain services. Commission revenues are usually a percentage of the premium paid by the insured and generally depend upon the type of insurance, the particular insurance company and the nature of the services provided by us. In some limited cases, we share commissions with other agents or brokers who have acted jointly with us in a transaction. We may also receive from an insurance company, a “profit-sharing contingent commission,” which is a profit-sharing commission based primarily on underwriting results, but may also contain considerations for volume, growth and/or retention. Fee revenues are generated primarily by: (1) our Services Segment, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare Set-aside services, Social Security disability and Medicare benefits advocacy services, and other claims adjusting services, (2) our National Programs and Wholesale Brokerage Segments, which earn fees primarily for the issuing of insurance policies on behalf of insurance carriers, and (3) our Retail Segment for fees received in lieu of commissions. The amount of our revenues from commissions and fees is a function of several factors, including continued new business production, retention of existing customers, acquisitions and fluctuations in insurance premium rates and “insurable exposure units,” which are units that insurance companies use to measure or express insurance exposed to risk (such as property values, sales and payroll levels) to determine what premium to charge the insured. Insurance companies establish these premium rates based upon many factors, including loss experience, risk profile and reinsurance rates paid by such insurance companies, none of which we control.
As of December 31, 2016, our activities were conducted in 237 locations in 41 states as follows, as well as in England, Bermuda, and the Cayman Islands:

Florida	41	Connecticut	4	New Hampshire	2
California	25	Indiana	4	Rhode Island	2
New York	19	Michigan	4	Tennessee	2
New Jersey	14	Minnesota	4	Delaware	1
Washington	12	Oklahoma	4	Kansas	1
Texas	11	Virginia	4	Maryland	1
Georgia	10	Arkansas	3	Mississippi	1
Louisiana	8	New Mexico	3	Nevada	1
Massachusetts	7	Ohio	3	North Carolina	1
Oregon	7	South Carolina	3	Utah	1
Pennsylvania	7	Hawaii	2	Vermont	1
Colorado	6	Kentucky	2	West Virginia	1
Illinois	6	Missouri	2	Wisconsin	1
Arizona	4	Montana	2

Industry Overview
Premium pricing within the property and casualty insurance underwriting (risk-bearing) industry has historically been cyclical in nature, and has varied widely based upon market conditions with a “hard” market in which premium rates are increasing or a “soft” market, characterized by stable or declining premium rates in many lines and geographic areas. Premium pricing is influenced by many factors including loss experience, interest rates and the availability of capital being deployed into the insurance market in search of returns.
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
The following table summarizes (1) the commissions and fees revenue generated by each of our reportable operating segments for 2016, 2015 and 2014, and (2) the percentage of our total commissions and fees revenue represented by each segment for each such period:

(in thousands, except percentages)	2016	%	2015	%	2014	%
Retail Segment	$916,723	52.0%	$867,762	52.4%	$823,211	52.5%
National Programs Segment	447,808	25.4%	428,473	25.9%	397,326	25.3%
Wholesale Brokerage Segment	242,813	13.8%	216,638	13.1%	211,512	13.5%
Services Segment	156,082	8.8%	145,375	8.8%	136,482	8.7%
Other	(639)	—%	(1,297)	(0.2)%	(1,071)	—%
Total	$1,762,787	100%	$1,656,951	100%	$1,567,460	100%
We conduct all of our operations within the United States of America, except for one wholesale brokerage operation based in England, and retail operations based in Bermuda and The Cayman Islands. These operations generated $14.5 million, $13.4 million and $13.3 million of revenues for the years ended December 31, 2016, 2015 and 2014, respectively. We do not have any material foreign long-lived assets.
See Note 15 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional segment financial data relating to our business.
Retail Segment
As of December 31, 2016, our Retail Segment employed 3,981 full-time equivalent employees. Our retail insurance agency business provides a broad range of insurance products and services to commercial, public and quasi-public entities, professional and individual customers. The categories of insurance we principally sell include: property insurance relating to physical damage to property and resultant interruption of business or extra expense caused by fire, windstorm or other perils; casualty insurance relating to legal liabilities, professional liability including directors and officers, cyber-liability, workers’ compensation, commercial and private passenger automobile coverages; and fidelity and surety bonds. We also sell and service group and individual life, accident, disability, health, hospitalization, medical, dental and other ancillary insurance products.
No material part of our retail business is attributable to a single customer or a few customers. During 2016, commissions and fees from our largest single Retail Segment customer represented three tenths of one percent (0.3%) of the Retail Segment’s total commissions and fees revenue.
In connection with the selling and marketing of insurance coverages, we provide a broad range of related services to our customers, such as risk management and loss control surveys and analysis, consultation in connection with placing insurance coverages and claims processing.

National Programs Segment
As of December 31, 2016, our National Programs Segment employed 1,863 full-time equivalent employees. Our National Programs Segment works with over 40 well-capitalized carrier partners, offering more than 50 programs, which can be grouped into five broad categories; (1) Professional Programs; (2) Arrowhead Insurance Programs; (3) Commercial Programs; (4) Public Entity-Related Programs; and (5) the National Flood Program:
Professional Programs. Professional Programs provide professional liability and related package insurance products tailored to the needs of specific professional groups. Professional Programs negotiates policy forms and coverage options with their specific insurance carriers. Securing endorsements of these products from a professional association or sponsoring company is also an integral part of their function. Professional Programs affiliate with professional groups, including but not limited to, dentists, oral surgeons, hygienists, lawyers, CPAs, optometrists, opticians, ophthalmologists, insurance agents, financial advisors, registered representatives, securities broker-dealers, benefit administrators, real estate brokers, real estate title agents and escrow agents. In addition, Professional Programs encompasses supplementary insurance-related products to include weddings, events, medical facilities and cyber-liability.
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

Professional Risk Specialty Group: Professional Risk Specialty Group (“PRSG”) has been providing Errors & Omissions/Professional Liability/Malpractice Insurance for over 22 years both in a direct retail sales and brokering capacity. PRSG has been an exclusive State Administrator for a Lawyers Professional Liability Program since 1994 in Florida, Louisiana, and Puerto Rico, and has state appointments in 34 other states. The admitted Lawyers Program focuses on law firms with fewer than 20 attorneys, and the non-admitted program is for firms with 20 or more attorneys and is available for primary or excess coverage. PRSG is also involved in direct sales and brokering for other professionals, such as accountants, architects & engineers, medical malpractice, directors & officers, employment practices liability, title agency E&O and miscellaneous E&O.

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
Below are brief descriptions of the Arrowhead Programs:
All Risk: is a program writing all risks meaning that any risk that the contract does not specifically omit is automatically covered. The coverages usually include commercial earthquake, wind, fire and flood. The All Risk program writes insurance on both a primary and excess, shared and layered programs.
Architects and Engineering: operating as Arrowhead Design Insurance (“ADI”), is a leading writer of professional liability insurance for architects, engineers and environmental consultants. ADI is a national program writing in all 50 states and the District of Columbia.
Automotive Aftermarket: launched in 2012, writes commercial package insurance for non-dealership automotive services such as mechanical repair shops, brake shops, transmissions shops, oil and lube shops, parts retailers and wholesalers, tire retailers and wholesalers, and auto recyclers.

Commercial Auto: for vehicles owned by a business (no heavy vehicles or livery operations) in California, Texas and Georgia.
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

Tribal: provides tailored solutions across multiple lines of business to sovereign Indian nations.
Manufactured Housing: package policies in all states for manufactured home communities, including mobile home parks, manufactured home dealers and RV parks.
Forestry: logging equipment specialist for mobile equipment typically to the logging industry in Southeast U.S.
Affinity programs: Programs provided for package coverage to booksellers and security alarm installers.

Personal Property: mono-line property coverage for homeowners and renters in numerous states.
Real Estate Errors & Omissions: writes errors and omissions insurance for small to medium-sized residential real estate agents and brokers in California. Coverage includes real estate brokerage, property management, escrow, appraisal, leasing and consulting services.
Residential Earthquake: specializes in mono-line residential earthquake coverage for California home and condominium owners.
Wheels: provides private passenger automobile and motorcycle coverage for a range of drivers. Arrowhead’s auto program offers two personal auto coverage types: one traditional non-standard auto product offering minimum state required liability limits and another targeting full coverage, multi-vehicle risks. The auto product is written in several states including California, Georgia, Michigan, and Alabama, South Carolina and Tennessee.

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
American Specialty Insurance & Risk Services, Inc.:provides insurance and risk management services for customers in professional sports, motor sports, amateur sports, and the entertainment industry.

Bellingham Underwriters Inc.: was established in 1997 and has primarily focused on the commercial transportation industry and those that are in the business of supporting it. The trucking program is specifically designed to handle all coverages a trucker on the road might need. Other programs include specialty auto, repair services, forest products and commercial ambulance.

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

Sigma Underwriting Managers: is the nationwide wind catastrophic property insurance specialists for commercial and habitational properties and has over 100 years of combined underwriting  experience. The commercial nationwide program is designed to write all types of low to medium-hazard properties including adult living facilities, hotels/motels, medical offices, shopping centers, restaurants, warehouses and churches. The Florida habitational property program is a high-valued property program for commercial residential accounts in Florida.

Railroad: The Railroad Protector Plan® (“RRPP®”) provides insurance products for contractors, manufacturers and wholesalers supporting the railroad industry (not the railroads themselves) in 47 states. The insurance coverages include general liability, property, inland marine, commercial auto, and umbrella.

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

Public Risk Underwriters of The Northwest, Inc.: doing business as Clear Risk Solutions, a program administrator of insurance trusts offering tailored property and casualty insurance products, risk management consulting, third-party administration and related services designed for cities, counties, municipalities, school boards and non-profit organizations in the State of Washington.

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
Wholesale Brokerage Segment
At December 31, 2016, our Wholesale Brokerage Segment employed 1,074 full-time equivalent employees. Our Wholesale Brokerage Segment markets and sells excess and surplus commercial insurance products and services to retail insurance agencies (including Brown & Brown retail offices). The Wholesale Brokerage Segment offices represent various U.S. and U.K. surplus lines insurance companies. Additionally, certain offices are also Lloyd’s of London correspondents. The Wholesale Brokerage Segment also represents admitted insurance companies for purposes of affording access to such companies for smaller agencies that otherwise do not have access to large insurance company representation. Excess and surplus insurance products encompass many insurance coverages, including personal lines, homeowners, yachts, jewelry, commercial property and casualty, commercial automobile, garage, restaurant, builder’s risk and inland marine lines. Difficult-to-insure general liability and products liability coverages are a specialty, as is excess workers’ compensation coverage. Wholesale brokers solicit business through mailings and direct contact with retail agency representatives. During 2016, commissions and fees from our largest Wholesale Brokerage Segment customer represented approximately 1.2% of the Wholesale Brokerage Segment’s total commissions and fees revenue.
Services Segment
At December 31, 2016, our Services Segment employed 917 full-time equivalent employees and provided a wide range of insurance-related services.
Below are brief descriptions of the businesses within the Services Segment.

The Advocator Group and SSAD assist individuals throughout the United States who are seeking to establish eligibility for coverage under the federal Social Security Disability program and provides health plan selection and enrollment assistance for Medicare beneficiaries. The Advocator Group works closely with employer sponsored group life, disability and health plan participants to assist disabled employees in receiving the education, advocacy and benefit coordination assistance necessary to achieve the fastest possible benefit approvals. In addition, The Advocator Group also provides second injury fund recovery services to the workers’ compensation insurance market.

American Claims Management (“ACM”) provides third-party administration (“TPA”) services to both the commercial and personal property and casualty insurance markets on a nationwide basis, and provides claims adjusting, administration, subrogation, litigation and data management services to insurance companies, self-insureds, public municipalities, insurance brokers and corporate entities. ACM services also include managed care, claim investigations, field adjusting and audit services. Approximately 51% of ACM’s 2016 net revenues were derived from the various Arrowhead programs in our National Programs Segment, with the remainder generated from third parties.

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

NuQuest provides a full spectrum of Medicare Secondary Payer (“MSP”) statutory compliance services, from Medicare Set-aside Allocation through Professional Administration to over 250 insurance carriers, third-party administrators, self-insured employers, attorneys, brokers and related claims professionals nationwide. Specialty services include medical projections, life care plans, Medicare Set-aside analysis, allocation and administration

Preferred Governmental Claims Solutions (“PGCS”) provides TPA services for government entities and self-funded or fully-insured workers’ compensation and liability plans and trusts. PGCS’ services include claims administration and a dedicated subrogation recovery department.

USIS provides TPA services for insurance entities and self-funded or fully-insured workers’ compensation and liability plans. USIS’s services include claims administration, cost containment consulting, services for secondary disability and subrogation recoveries, and risk management services such as loss control. USIS’s services also include certified and non-certified medical management programs, access to medical networks, case management, and utilization review services certified by URAC, formerly the Utilization Review Accreditation Commission.
In 2016, our three largest contracts represented approximately 25.0% of fees revenues in our Services Segment.
Employees
At December 31, 2016, the Company had 8,297 full-time equivalent employees. For the purposes of measuring full-time equivalent employees, those working more than 30 hours per week are counted as a full-time equivalent employee and those working less than 30 hours per week are counted as half of a full-time equivalent employee. We have agreements with our sales employees and certain other employees that include provisions: (1) protecting our confidential information and trade secrets; (2) restricting their ability post-employment to solicit the business of our customers; and (3) preventing the hiring of our employees for a period of time after separation from employment with us. The enforceability of such agreements varies from state to state depending upon applicable law and factual circumstances. The majority of our employment relationships are at-will and terminable by either party at any time; however, the covenants regarding confidential information and non-solicitation of our customers and employees generally extend for a period of at least two years after cessation of employment.
None of our employees are subject to a collective bargaining agreement, and we consider our relations with our employees to be good.
Competition
The insurance intermediary business is highly competitive, and numerous firms actively compete with us for customers and insurance markets. Competition in the insurance business is largely based upon innovation, knowledge, terms and condition of coverage, quality of service and price. A number of firms and banks with substantially greater resources and market presence compete with us.
A number of insurance companies directly sell insurance, primarily to individuals, and do not pay commissions to third-party agents and brokers. In addition, the Internet continues to be a source for direct placement of personal lines insurance business. While it is difficult to quantify the impact on our business from individuals purchasing insurance over the Internet, we believe this risk would generally be isolated to personal lines customers with single-line coverage, which represent a small portion of our overall Retail Segment.
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
ITEM 1A. Risk Factors.
Our business, financial condition, results of operations and cash flows are subject to, and could be materially adversely affected by, various risks and uncertainties, including, without limitation, those set forth below, any one of which could cause our actual results to vary materially from recent results or our anticipated future results. We present these risk factors grouped by macroeconomic factors, market factors, and operational factors and not in any order of potential magnitude of impact.
OUR BUSINESS, AND THEREFORE OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION, MAY BE ADVERSELY AFFECTED BY ECONOMIC CONDITIONS THAT RESULT IN REDUCED INSURER CAPACITY.
Our results of operations depend on the continued capacity of insurance carriers to underwrite risk and provide coverage, which depends in turn on those insurance companies’ ability to procure reinsurance. Capacity could also be reduced by insurance companies failing or withdrawing from writing certain coverages that we offer our customers. We have no control over these matters. To the extent that reinsurance becomes less widely available, we may not be able to procure the amount or types of coverage that our customers desire and the coverage we are able to procure for our customers may be more expensive or limited.
OUR GROWTH STRATEGY DEPENDS, IN PART, ON THE ACQUISITION OF OTHER INSURANCE INTERMEDIARIES, WHICH MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS IN THE FUTURE AND WHICH, IF CONSUMMATED, MAY NOT BE ADVANTAGEOUS TO US.
Our growth strategy partially includes the acquisition of other insurance intermediaries. Our ability to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into our operations, and expand into new markets requires us to implement and continuously improve our operations and our financial and management information systems. Integrated, acquired businesses may not achieve levels of revenues or profitability comparable to our existing operations, or otherwise perform as expected. In addition, we compete for acquisition and expansion opportunities with firms and banks that have substantially greater resources than we do. Acquisitions also involve a number of special risks, such as: diversion of management’s attention; difficulties in the integration of acquired operations and retention of personnel; increase in expenses and working capital requirements, which could reduce our return on invested capital; entry into unfamiliar markets or lines of business; unanticipated problems or legal liabilities; estimation of the acquisition earn-out payables; and tax and accounting issues, some or all of which could have a material adverse effect on the results of our operations, financial condition and cash flows. Post-acquisition deterioration of targets could also result in lower or negative earnings contribution and/or goodwill impairment charges.
BECAUSE OUR BUSINESS IS HIGHLY CONCENTRATED IN ARIZONA, CALIFORNIA, FLORIDA, GEORGIA, ILLINOIS, INDIANA, KANSAS, KENTUCKY, MASSACHUSETTS, MICHIGAN, NEW JERSEY, NEW YORK, OREGON, PENNSYLVANIA, TEXAS, VIRGINIA AND WASHINGTON, ADVERSE ECONOMIC CONDITIONS, NATURAL DISASTERS, OR REGULATORY CHANGES IN THESE STATES COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.
A significant portion of our business is concentrated in Arizona, California, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky Massachusetts, Michigan, New Jersey, New York, Oregon, Pennsylvania, Texas, Virginia and Washington. For the years ended December 31, 2016, 2015 and 2014, we derived $1,571.9 million or 89.0%, $1,465.9 million or 88.3% and $1,376.5 million or 87.4%, of our revenues, respectively, from our operations located in these states. We believe the current regulatory environment for insurance intermediaries in these states is no more restrictive than in other states. The insurance business is primarily a state-regulated industry, and therefore, state legislatures may enact laws that adversely affect the insurance industry. Because our business is concentrated in the states identified above, we face greater exposure to unfavorable changes in regulatory conditions in those states than insurance intermediaries whose operations are more diversified through a greater number of states. In addition, the occurrence of adverse economic conditions, natural or other disasters, or other circumstances specific to or otherwise significantly impacting these states could adversely affect our financial condition, results of operations and cash flows. We are susceptible to losses and interruptions caused by hurricanes (particularly in Florida, where we have 41 offices and our headquarters), earthquakes (including California, where we maintain a number of offices), power shortages, telecommunications failures, water shortages, floods, fire, extreme weather conditions, geopolitical events such as terrorist acts and other natural or man-made disasters. Our insurance coverage with respect to natural disasters is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate, or may not continue to be available at commercially reasonable rates and terms.
WE DERIVE A SIGNIFICANT PORTION OF OUR COMMISSION REVENUES FROM A LIMITED NUMBER OF INSURANCE COMPANIES, THE LOSS OF WHICH COULD RESULT IN ADDITIONAL EXPENSE AND LOSS OF MARKET SHARE.
For the year ended December 31, 2016, no insurance company accounted for more than 6.0% of our total core commissions. For the years ended December 31, 2015 and 2014, approximately 7.3% and 7.0% respectively, of our total core commissions was derived from insurance policies underwritten by one insurance company. Should this insurance company seek to terminate its arrangements with us, we believe that other insurance companies are available to underwrite the business, and we could likely move our business to one of these other insurance companies, although some additional expense and loss of market share could possibly result.
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
Our commission income (including profit-sharing contingent commissions and override commissions) can vary quarterly or annually due to the timing of policy renewals and the net effect of new and lost business production. We do not control the factors that cause these variations. Specifically, customers’ demand for insurance products can influence the timing of renewals, new business and lost business (which includes policies that are not renewed), and cancellations. In addition, as discussed, we rely on insurance companies for the payment of certain commissions. Because these payments are processed internally by these insurance companies, we may not receive a payment that is otherwise expected from a particular insurance company in a particular quarter or year until after the end of that period, which can adversely affect our ability to forecast these revenues and therefore budget for significant future expenditures. Quarterly and annual fluctuations in revenues based upon increases and decreases associated with the timing of policy renewals may adversely affect our financial condition, results of operations and cash flows.
Profit-sharing contingent commissions are special revenue-sharing commissions paid by insurance companies based upon the profitability, volume and/or growth of the business placed with such companies during the prior year. These commissions generally have been in the range of 3.0% to 5.0% of our previous year’s total core commissions and fees over the last three years. Due to, among other things, potentially poor macroeconomic conditions, the inherent uncertainty of loss in our industry and changes in underwriting criteria due in part to the high loss ratios experienced by insurance companies, we cannot predict the payment of these profit-sharing contingent commissions. Further, we have no control over the ability of insurance companies to estimate loss reserves, which affects our ability to make profit-sharing calculations. Override commissions are paid by insurance companies based upon the volume of business that we place with them and are generally paid over the course of the year. Because profit-sharing contingent commissions and override commissions materially affect our revenues, any decrease in their payment to us could adversely affect the results of our operations, profitability and our financial condition.
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

OUR BUSINESS PRACTICES AND COMPENSATION ARRANGEMENTS ARE SUBJECT TO UNCERTAINTY DUE TO POTENTIAL CHANGES IN REGULATIONS.
The business practices and compensation arrangements of the insurance intermediary industry, including our practices and arrangements, are subject to uncertainty due to investigations by various governmental authorities. Certain of our offices are parties to profit-sharing contingent commission agreements with certain insurance companies, including agreements providing for potential payment of revenue-sharing commissions by insurance companies based primarily on the overall profitability of the aggregate business written with those insurance companies and/or additional factors such as retention ratios and the overall volume of business that an office or offices place with those insurance companies. Additionally, to a lesser extent, some of our offices are parties to override commission agreements with certain insurance companies, which provide for commission rates in excess of standard commission rates to be applied to specific lines of business, such as group health business, and which are based primarily on the overall volume of business that such office or offices placed with those insurance companies. The legislatures of various states may adopt new laws addressing contingent commission arrangements, including laws prohibiting such arrangements, and addressing disclosure of such arrangements to insureds. Various state departments of insurance may also adopt new regulations addressing these matters which could adversely affect our results of operations.
WE COMPETE IN A HIGHLY-REGULATED INDUSTRY, WHICH MAY RESULT IN INCREASED EXPENSES OR RESTRICTIONS ON OUR OPERATIONS.
We conduct business in each of the fifty states of the United States of America and are subject to comprehensive regulation and supervision by government agencies in each of those states. The primary purpose of such regulation and supervision is to provide safeguards for policyholders rather than to protect the interests of our shareholders. As a result, such regulation and supervision could reduce our profitability or growth by increasing compliance costs, restricting the products or services we may sell, the markets we may enter, the methods by which we may sell our products and services, or the prices we may charge for our services and the form of compensation we may accept from our customers, carriers and third parties. The laws of the various state jurisdictions establish supervisory agencies with broad administrative powers with respect to, among other things, licensing of entities to transact business, licensing of agents, admittance of assets, regulating premium rates, approving policy forms, regulating unfair trade and claims practices, establishing reserve requirements and solvency standards, requiring participation in guarantee funds and shared market mechanisms, and restricting payment of dividends. Also, in response to perceived excessive cost or inadequacy of available insurance, states have from time to time created state insurance funds and assigned risk pools, which compete directly, on a subsidized basis, with private insurance providers. We act as agents and brokers for such state insurance funds and assigned risk pools in California and New York as well as certain other states. These state funds and pools could choose to reduce the sales or brokerage commissions we receive. Any such reductions, in a state in which we have substantial operations could affect the profitability of our operations in such state, or cause us to change our marketing focus. Further, state insurance regulators and the National Association of Insurance Commissioners continually re-examine existing laws and regulations, and such re-examination may result in the enactment of insurance-related laws and regulations, or the issuance of interpretations thereof, that adversely affect our business. Although we believe that we are in compliance in all material respects with applicable local, state and federal laws, rules and regulations, there can be no assurance that more restrictive laws, rules, regulations or interpretations thereof, will not be adopted in the future that could make compliance more difficult or expensive. Specifically, recently adopted federal financial services modernization legislation could lead to additional federal regulation of the insurance industry in the coming years, which could result in increased expenses or restrictions on our operations.
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
CHANGES IN LAWS AND REGULATIONS MAY INCREASE OUR COSTS.
The Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”) and the Dodd-Frank Act enacted in 2010 have required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of these Acts, the SEC and the New York Stock Exchange have promulgated and may continue to promulgate new rules on a variety of subjects. These developments have increased (and may increase in the future) our compliance costs, may make it more difficult and more expensive for us to obtain director and officer liability insurance and may make it more difficult for us to attract and retain qualified members of our Board of Directors or qualified executive officers.
From time to time new regulations are enacted, or existing requirements are changed, and it is difficult to anticipate how such regulations and changes will be implemented and enforced. We continue to evaluate the necessary steps for compliance with regulations as they are enacted. Legislative developments that could adversely affect us include: changes in our business compensation model as a result of regulatory developments (for example, the Affordable Care Act); and federal and state governments establishing programs to provide health insurance or, in certain cases, property insurance in catastrophe-prone areas or other alternative market types of coverage, that compete with, or completely replace, insurance products offered by insurance carriers. Also, as climate change issues become more prevalent, the U.S. and foreign governments are beginning to respond to these issues. This increasing governmental focus on climate change may result in new environmental regulations that may negatively affect us and our customers. This could cause us to incur additional direct costs in complying with any new environmental regulations, as well as increased indirect costs resulting from our customers incurring additional compliance costs that get passed on to us. These costs may adversely impact our operations and financial condition.
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
We are subject to various actual and potential claims, lawsuits and other proceedings relating principally to alleged errors and omissions in connection with the placement or servicing of insurance and/or the provision of services in the ordinary course of business. Because we often assist customers with matters involving substantial amounts of money, including the placement of insurance and the handling of related claims that customers may assert, errors and omissions claims against us may arise alleging potential liability for all or part of the amounts in question. Also, the failure of an insurer with whom we place business could result in errors and omissions claims against us by our customers, which could adversely affect our results of operations and financial condition. Claimants may seek large damage awards, and these claims may involve potentially significant legal costs, including punitive damages. Such claims, lawsuits and other proceedings could, for example, include claims for damages based upon allegations that our employees or sub-agents failed to procure coverage, report claims on behalf of customers, provide insurance companies with complete and accurate information relating to the risks being insured or appropriately apply funds that we hold for our customers on a fiduciary basis. In addition, given the long-tail nature of professional liability claims, errors and omissions matters can relate to matters dating back many years. Where appropriate, we have established provisions against these potential matters that we believe to be adequate in the light of current information and legal advice, and we adjust such provisions from time to time according to developments.
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
The credit agreements that govern our debt contain various covenants and other limitations with which we must comply. At December 31, 2016, we believe we were in compliance with the financial covenants and other limitations contained in each of these agreements. However, failure to comply with material provisions of our covenants in these agreements or other credit or similar agreements to which we may become a party could result in a default, rendering them unavailable to us and causing a material adverse effect on our liquidity, results of operations and financial condition. In the event of certain defaults, the lenders thereunder would not be required to lend any additional amounts to or purchase any additional notes from us and could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable. If the indebtedness under these agreements or our other indebtedness, were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.
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
WE ARE EXPOSED TO INTANGIBLE ASSET RISK; SPECIFICALLY, OUR GOODWILL MAY BECOME IMPAIRED IN THE FUTURE.
As of the date of the filing of our Annual Report on Form 10-K for the 2016 fiscal year, we have $2,675.4 million of goodwill recorded on our Consolidated Balance Sheet. We perform a goodwill impairment test on an annual basis and whenever events or changes in circumstances indicate that the carrying value of our goodwill may not be recoverable from estimated future cash flows. We completed our most recent evaluation of impairment for goodwill as of November 30, 2016 and determined that the fair value of goodwill exceeded the carrying value of such assets. A significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate or slower growth rates could result in the need to perform an additional impairment analysis prior to the next annual goodwill impairment test. If we were to conclude that a future write-down of our goodwill is necessary, we would then record the appropriate charge, which could result in material charges that are adverse to our operating results and financial position. See Note 1-“Summary of Significant Accounting Policies” and Note 3-“Goodwill” to the Consolidated Financial Statements and “Management’s Report on Internal Control Over Financial Reporting.”
Additionally, the carrying value of amortizable intangible assets attributable to each business or asset group comprising the Company is periodically reviewed by management to determine if there are events or changes in circumstances that would indicate that its carrying amount may not be recoverable. Accordingly, if there are any such circumstances that occur during the year, we assess the carrying value of our amortizable intangible assets by considering the estimated future undiscounted cash flows generated by the corresponding business or asset group. Any impairment identified through this assessment may require that the carrying value of related amortizable intangible assets be adjusted; however, no impairments have been recorded for the years ended December 31, 2016, 2015 and 2014.
CURRENT U.S. ECONOMIC CONDITIONS AND THE SHIFT AWAY FROM TRADITIONAL INSURANCE MARKETS MAY CONTINUE TO ADVERSELY AFFECT OUR BUSINESS.
If economic conditions were to worsen, a number of negative effects on our business could result, including declines in values of insurable exposure units, declines in insurance premium rates, and the financial insolvency of insurance companies, or reduced ability to pay, of certain of our customers. Also, if general economic conditions are poor, some of our customers may cease operations completely or be acquired by other companies, which could have an adverse effect on our results of operations and financial condition. If these customers are affected by poor economic conditions but yet remain in existence, they may face liquidity problems or other financial difficulties which could result in delays or defaults in payments owed to us, which could have a significant adverse impact on our consolidated financial condition and results of operations. Any of these effects could decrease our net revenues and profitability.
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
Frequent technological changes, new products and services and evolving industry standards are influencing the insurance business. The Internet, for example, is increasingly used to securely transmit benefits and related information to customers and to facilitate business-to-business information exchange and transactions. We believe that the development and implementation of new technologies may require us to make additional investments in the future. We are currently underway with a multi-year plan to upgrade much of our technology platforms and anticipate investing $30 million to $40 million, which will have an impact on our margins during this period. We have not determined, however, if additional resources and time for development and implementation may be required, which if required, may result in short-term, unexpected interruptions or impacts to our business, or may result in a competitive disadvantage in price and/or efficiency, as we develop or implement new technologies.
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
CERTAIN OF OUR EXISTING SHAREHOLDERS HAVE SIGNIFICANT CONTROL OF THE COMPANY.
At December 31, 2016, our executive officers, directors and certain of their family members collectively beneficially owned approximately 16.0% of our outstanding common stock, of which J. Hyatt Brown, our Chairman, and his son, J. Powell Brown, our President and Chief Executive Officer, beneficially owned approximately 15.1%. As a result, our executive officers, directors and certain of their family members have significant influence over (1) the election of our Board of Directors, (2) the approval or disapproval of any other matters requiring shareholder approval and (3) our affairs and policies.

DUE TO INHERENT LIMITATIONS, THERE CAN BE NO ASSURANCE THAT OUR SYSTEM OF DISCLOSURE AND INTERNAL CONTROLS AND PROCEDURES WILL BE SUCCESSFUL IN PREVENTING ALL ERRORS OR FRAUD, OR IN INFORMING MANAGEMENT OF ALL MATERIAL INFORMATION IN A TIMELY MANNER.
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and internal controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived, operated and tested, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system reflects that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur simply because of error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control.
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
WE MAY EXPERIENCE VOLATILITY IN OUR STOCK PRICE THAT COULD AFFECT YOUR INVESTMENT.
The market price of our common stock may be subject to significant fluctuations in response to various factors, including: quarterly fluctuations in our operating results; changes in securities analysts’ estimates of our future earnings; changes in securities analysts’ predictions regarding the short-term and long-term future of our industry; changes to the tax code; and our loss of significant customers or significant business developments relating to us or our competitors. Our common stock’s market price also may be affected by our ability to meet stock analysts’ earnings and other expectations. Any failure to meet such expectations, even if minor, could cause the market price of our common stock to decline. In addition, stock markets have generally experienced a high level of price and volume volatility, and the market prices of equity securities of many listed companies have experienced wide price fluctuations not necessarily related to the operating performance of such companies. These broad market fluctuations may adversely affect our common stock’s market price. In the past, securities class action lawsuits frequently have been instituted against companies following periods of volatility in the market price of such companies’ securities. If any such litigation is initiated against us, it could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
ITEM 1B. Unresolved Staff Comments.
None.
ITEM 2. Properties.
We lease our executive offices, which are located at 220 South Ridgewood Avenue, Daytona Beach, Florida 32114. We lease offices at each of our 241 locations. We own an airplane hangar in Daytona Beach, Florida, which sits upon land leased from Volusia County, Florida. There are no outstanding mortgages on this owned property. Our operating leases expire on various dates. These leases generally contain renewal options and rent escalation clauses based upon increases in the lessors’ operating expenses and other charges. We expect that most leases will be renewed or replaced upon expiration. We believe that our facilities are suitable and adequate for present purposes, and that the productive capacity in such facilities is substantially being utilized. From time to time, we may have unused space and seek to sublet such space to third parties, depending on the demand for office space in the locations involved. In the future, we may need to purchase, build or lease additional facilities to meet the requirements projected in our long-term business plan. See Note 13 to the Consolidated Financial Statements for additional information on our lease commitments.
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

	High	Low	Cash Dividends Per Common Share
2015
First Quarter	$33.34	$30.47	$0.11
Second Quarter	$33.81	$31.50	$0.11
Third Quarter	$34.59	$29.67	$0.11
Fourth Quarter	$33.09	$30.39	$0.12
2016
First Quarter	$35.91	$28.41	$0.12
Second Quarter	$37.49	$34.23	$0.12
Third Quarter	$38.11	$35.81	$0.12
Fourth Quarter	$45.62	$36.05	$0.14
On February 23, 2017, there were 139,986,178 shares of our common stock outstanding, held by approximately 1,218 shareholders of record.
We intend to continue to pay quarterly dividends, subject to continued capital availability and determination by our Board of Directors that cash dividends continue to be in the best interests of our shareholders. Our dividend policy may be affected by, among other items, our views on potential future capital requirements, including those relating to the creation and expansion of sales distribution channels and investments and acquisitions, legal risks, stock repurchase programs and challenges to our business model.
 Equity Compensation Plan Information
The following table sets forth information as of December 31, 2016, with respect to compensation plans under which the Company’s equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)(1)	Weighted-average exercise price of outstanding options, warrants and rights(b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)(3)
Equity compensation plans approved by shareholders:
Brown & Brown, Inc. 2000 Incentive Stock Option Plan	175,000	$18.48	—
Brown & Brown, Inc. 2010 Stock Incentive Plan	N/A	N/A	3,729,566	(4)
Brown & Brown, Inc. 1990 Employee Stock Purchase Plan	N/A	N/A	4,680,263
Brown & Brown, Inc. Performance Stock Plan	N/A	N/A	—
Total	175,000	$18.48	8,409,829
Equity compensation plans not approved by shareholders	—	—	—

(1)
In addition to the number of securities listed in this column, 3,404,569 shares are issuable upon the vesting of restricted stock granted under the Brown & Brown, Inc. Performance Stock Plan and the Brown & Brown, Inc. 2010 Stock Incentive Plan, which represents the maximum number of shares that can vest based upon the achievement of certain performance criteria.

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

(4)
The payout for 321,955 shares of our outstanding performance-based restricted stock grants may be increased up to 200% of the target or decreased to zero, subject to the level of performance attained. The amount reflected in the table is calculated assuming the maximum payout for all restricted stock grants.

Sales of Unregistered Securities
We did not sell any unregistered securities during 2016.
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
On November 11, 2015, the Company entered into another ASR with an investment bank to purchase an aggregate $75 million of the Company’s common stock. The Company received an initial delivery of 1,985,981 shares of the Company’s common stock with a fair market value of approximately $63.75 million. On January 6, 2016 this agreement was completed by the investment bank with the delivery of 363,209 shares of the Company’s common stock.
Between October 25, 2016 and November 4, 2016, the Company made share repurchases in the open market in total of 209,618 shares at a total cost of $7.7 million. After completing these open market share repurchases, the Company’s outstanding Board approved share repurchase authorization is $367.3 million.
The following table presents information with respect to our purchases of our common stock during the three months ended December 31, 2016.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2016 to October 31, 2016	105	$37.34	—	$375,000,000
November 1, 2016 to November 30, 2016	210,943	36.57	209,618	367,342,175
December 1, 2016 to December 31, 2016	930	43.62	—	367,342,175
Total	211,978	$36.60	209,618	$367,342,175
(1) With the exception of 209,618 shares purchased in open market transactions, all other shares reported above are attributable to shares withheld for employees’ payroll withholding taxes pertaining to the vesting of restricted shares awarded under our Performance Stock Plan and Incentive Stock Option Plan.

Performance Graph
The following graph is a comparison of five-year cumulative total shareholder returns for our common stock as compared with the cumulative total shareholder return for the NYSE Composite Index, and a group of peer insurance broker and agency companies (Aon plc, Arthur J. Gallagher & Co, Marsh & McLennan Companies, and Willis Towers Watson Public Limited Company). The returns of each company have been weighted according to such companies’ respective stock market capitalizations as of December 31, 2011 for the purposes of arriving at a peer group average. The total return calculations are based upon an assumed $100 investment on December 31, 2011, with all dividends reinvested.

	12/11	12/12	12/13	12/14	12/15	12/16
Brown & Brown, Inc.	100.00	114.03	142.25	150.99	149.35	211.06
NYSE Composite	100.00	116.03	146.27	156.21	150.15	167.91
Peer Group	100.00	132.13	177.92	193.88	191.20	223.36

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

(in thousands, except per share data, number of employees and percentages	Year Ended December 31
	2016	2015	2014	2013	2012
REVENUES
Commissions and fees	$1,762,787	$1,656,951	$1,567,460	$1,355,503	$1,189,081
Investment income	1,456	1,004	747	638	797
Other income, net	2,386	2,554	7,589	7,138	10,154
Total revenues	1,766,629	1,660,509	1,575,796	1,363,279	1,200,032
EXPENSES
Employee compensation and benefits	925,217	856,952	811,112	705,603	624,371
Other operating expenses	262,872	251,055	235,328	195,677	174,389
Loss/(gain) on disposal	(1,291)	(619)	47,425	—	—
Amortization	86,663	87,421	82,941	67,932	63,573
Depreciation	21,003	20,890	20,895	17,485	15,373
Interest	39,481	39,248	28,408	16,440	16,097
Change in estimated acquisition earn-out payables	9,185	3,003	9,938	2,533	1,418
Total expenses	1,343,130	1,257,950	1,236,047	1,005,670	895,221
Income before income taxes	423,499	402,559	339,749	357,609	304,811
Income taxes	166,008	159,241	132,853	140,497	120,766
Net income	$257,491	$243,318	$206,896	$217,112	$184,045
EARNINGS PER SHARE INFORMATION
Net income per share - diluted	$1.82	$1.70	$1.41	$1.48	$1.26
Weighted-average number of shares outstanding - diluted	137,804	140,112	142,891	142,624	142,010
Dividends declared per share	$0.50	$0.45	$0.41	$0.37	$0.35
YEAR-END FINANCIAL POSITION
Total assets	$5,287,343	$5,004,479	$4,946,560	$3,648,679	$3,127,194
Long-term debt(1)	$1,018,372	$1,071,618	$1,142,948	$379,171	$449,136
Total shareholders’ equity	$2,360,211	$2,149,776	$2,113,745	$2,007,141	$1,807,333
Total shares outstanding at year end	140,104	138,985	143,486	145,419	143,878
OTHER INFORMATION
Number of full-time equivalent employees at year end	8,297	7,807	7,591	6,992	6,438
Total revenues per average number of employees(2)	$219,403	$215,679	$216,114	$203,020	$191,729	(3)
Stock price at year end	$44.86	$32.10	$32.91	$31.39	$25.46
Stock price earnings multiple at year-end(4)	24.6	18.9	23.3	21.2	20.2
Return on beginning shareholders’ equity(5)	12%	12%	10%	12%	11%

(1)	Please refer to Part I, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 8 “Long-Term Debt” for more details.

(2)	Represents total revenues divided by the average of the number of full-time equivalent employees at the beginning of the year and the number of full-time equivalent employees at the end of the year.

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
We have increased revenues every year from 1993 to 2016, with the exception of 2009, when our revenues dropped 1.0%. Our revenues grew from $95.6 million in 1993 to $1.8 billion in 2016, reflecting a compound annual growth rate of 13.5%. In the same 23-year period, we increased net income from $8.1 million to $257.5 million in 2016, a compound annual growth rate of 16.2%.
The volume of business from new and existing customers, fluctuations in insurable exposure units, changes in premium rate levels, and changes in general economic and competitive conditions all affect our revenues. For example, level rates of inflation or a general decline in economic activity could limit increases in the values of insurable exposure units. Conversely, increasing costs of litigation settlements and awards could cause some customers to seek higher levels of insurance coverage. Historically, our revenues have typically grown as a result of our focus on net new business growth and acquisitions. We foster a strong, decentralized sales and service culture with the goal of consistent, sustained growth over the long-term.
The term “Organic Revenue”, a non-GAAP measure, is our core commissions and fees less (i) the core commissions and fees earned for the first twelve months by newly-acquired operations and (ii) divested business (core commissions and fees generated from offices, books of business or niches sold or terminated during the comparable period). The term “core commissions and fees” excludes profit-sharing contingent commissions and guaranteed supplemental commissions, and therefore represents the revenues earned directly from specific insurance policies sold, and specific fee-based services rendered. “Organic Revenue” is reported in this manner in order to express the current year’s core commissions and fees on a comparable basis with the prior year’s core commissions and fees. The resulting net change reflects the aggregate changes attributable to (i) net new and lost accounts, (ii) net changes in our customers’ exposure units, (iii) net changes in insurance premium rates or the commission rate paid to us by our carrier partners; and (iv) the net change in fees paid to us by our customers. Organic Revenue is reported in the Results of Operations and in the Results of Operations - Segment sections of this form 10-K.
We also earn “profit-sharing contingent commissions,” which are profit-sharing commissions based primarily on underwriting results, but which may also reflect considerations for volume, growth and/or retention. These commissions are primarily received in the first and second quarters of each year, based upon the aforementioned considerations for the prior year(s). Over the last three years, profit-sharing contingent commissions have averaged approximately 3.6% of the previous year’s total commissions and fees revenue. Profit-sharing contingent commissions are included in our total commissions and fees in the Consolidated Statement of Income in the year received.
Certain insurance companies offer guaranteed fixed-base agreements, referred to as “Guaranteed Supplemental Commissions” (“GSCs”) in lieu of profit-sharing contingent commissions. Since GSCs are not subject to the uncertainty of loss ratios, they are accrued throughout the year based upon actual premiums written. For the year ended December 31, 2016, we had earned $11.5 million of GSCs, of which $9.2 million remained accrued at December 31, 2016 as most of this will be collected in the first quarter of 2017. For the years ended December 31, 2016, 2015, and 2014, we earned $11.5 million, $10.0 million and $9.9 million, respectively, from GSCs.
Fee revenues relate to fees negotiated in lieu of commissions, which are recognized as services are rendered. Fee revenues have historically been generated primarily by: (1) our Services Segment, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare Set-aside services, Social Security disability and Medicare benefits advocacy services, and claims adjusting services; (2) our National Programs and Wholesale Brokerage Segments, which earn fees primarily for the issuance of insurance policies on behalf of insurance companies and to a lesser extent (3) our Retail Segment in our large-account customer base. Our services are provided over a period of time, which is typically one year. Fee revenues, on a consolidated basis, as a percentage of our total commissions and fees, represented 31.3% in 2016, 30.6% in 2015 and 30.6% in 2014.
Additionally, our profit-sharing contingent commissions and GSCs for the year ended December 31, 2016 increased by $3.7 million over 2015 primarily as a result of an increase in profit-sharing contingent commissions and GSCs in the Retail Segment, partially offset by a decrease in profit-sharing contingent commissions in the Wholesale Brokerage Segment as a result of increased loss ratios. Other income decreased by $0.2 million primarily as a result of a reduction in the gains on the sale of books of business when compared to 2015 and the change in where this activity is presented in the financial statements as described in the results of operations section below.

For the years ended December 31, 2016 and 2015, our consolidated organic revenue growth rate was 3.0% and 2.6% respectively. Additionally, each of our four segments recorded positive organic revenue growth for the year ended December 31, 2016. In the event that the gradual increases in insurable exposure units that occurred in the past few years continues through 2017 and premium rate changes are similar with 2016, we believe we will continue to see positive quarterly organic revenue growth rates in 2017.
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
Income before income taxes for the years ended December 31, 2016 increased over 2015 by $20.9 million, primarily as a result of acquisitions completed in the past twelve months and net new business.
Information Regarding Non-GAAP Measures
In the discussion and analysis of our results of operations, in addition to reporting financial results in accordance with GAAP, we provide information regarding the following non-GAAP measures: Organic Revenue, Organic Revenue growth, and Organic Revenue growth after adjusting for the significant revenue recorded at our former Colonial Claims operation in the first half of 2013 attributable to Superstorm Sandy (“2014 Total core commissions and fees-adjusted”). We view each of these non-GAAP measures as important indicators when assessing and evaluating our performance on a consolidated basis and for each of our segments because they allow us to determine a comparable, but non-GAAP, measurement of revenue growth that is associated with the revenue sources that were a part of our business in both the current and prior year and that are expected to continue in the future.  These measures are not in accordance with, or an alternative to the GAAP information provided in this Annual Report on Form 10-K. We believe that presenting these non-GAAP measures allows readers of our financial statements to measure, analyze and compare our consolidated growth, and the growth of each of our segments, in a meaningful and consistent manner. We present such non-GAAP supplemental financial information, as we believe such information provides additional meaningful methods of evaluating certain aspects of our operating performance from period to period on a basis that may not be otherwise apparent on a GAAP basis. Our industry peers may provide similar supplemental non-GAAP information with respect to one or more of these measures, although they may not use the same or comparable terminology and may not make identical adjustments.  This supplemental financial information should be considered in addition to, not in lieu of, our Consolidated Financial Statements.
Tabular reconciliations of this supplemental non-GAAP financial information to our most comparable GAAP information are contained in this Annual Report on Form 10-K under “Results of Operation - Segment Information.”
Acquisitions
Part of our continuing business strategy is to attract high-quality insurance intermediaries to join our operations. From 1993 through the fourth quarter of 2016, we acquired 479 insurance intermediary operations, excluding acquired books of business (customer accounts). During the year ended December 31, 2016, the Company acquired the assets and assumed certain liabilities of seven insurance intermediaries, all of the stock of one insurance intermediary and three books of business (customer accounts). Collectively, these acquired business that had annualized revenues of approximately $56 million.
Critical Accounting Policies
Our Consolidated Financial Statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We continually evaluate our estimates, which are based upon historical experience and on assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for our judgments about the carrying values of our assets and liabilities, of which values are not readily apparent from other sources. Actual results may differ from these estimates.
We believe that of our significant accounting and reporting policies, the more critical policies include our accounting for revenue recognition, business combinations and purchase price allocations, intangible asset impairments, non-cash stock-based compensation and reserves for litigation. In particular, the accounting for these areas requires significant use of judgment to be made by management. Different assumptions in the application of these policies could result in material changes in our consolidated financial position or consolidated results of operations. Refer to Note 1 in the “Notes to Consolidated Financial Statements”.
Revenue Recognition
Commission revenues are recognized as of the effective date of the insurance policy or the date on which the policy premium is processed into our systems and invoiced to the customer, whichever is later. Commission revenues related to installment billings are recognized on the later of the date effective or invoiced, with the exception of our Arrowhead business which follows a policy of recognizing on the later of the date effective or processed into our systems regardless of the billing arrangement. Management determines the policy cancellation reserve based upon historical cancellation experience adjusted in accordance with known circumstances. Subsequent commission adjustments are recognized upon our receipt of notification from insurance companies concerning matters necessitating such adjustments. Profit-sharing contingent commissions are recognized when determinable, which is generally when such commissions are received from insurance companies, or periodically when we receive formal notification of the amount of such payments. Fee revenues, and commissions for employee benefits coverages and workers’ compensation programs, are recognized as services are rendered.
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
All of our business combinations initiated after June 30, 2001 have been accounted for using the acquisition method. In connection with these acquisitions, we record the estimated value of the net tangible assets purchased and the value of the identifiable intangible assets purchased, which typically consist of purchased customer accounts and non-compete agreements. Purchased customer accounts include the physical records and files obtained from acquired businesses that contain information about insurance policies, customers and other matters essential to policy renewals. However, they primarily represent the present value of the underlying cash flows expected to be received over the estimated future renewal periods of the insurance policies comprising those purchased customer accounts. The valuation of purchased customer accounts involves significant estimates and assumptions concerning matters such as cancellation frequency, expenses and discount rates. Any change in these assumptions could affect the carrying value of purchased customer accounts. Non-compete agreements are valued based upon their duration and any unique features of the particular agreements. Purchased customer accounts and non-compete agreements are amortized on a straight-line basis over the related estimated lives and contract periods, which range from 3 to 15 years. The excess of the purchase price of an acquisition over the fair value of the identifiable tangible and intangible assets is assigned to goodwill and is not amortized.
Acquisition purchase prices are typically based upon a multiple of average annual operating profit earned over a one to three-year period within a minimum and maximum price range. The recorded purchase prices for all acquisitions consummated after January 1, 2009 include an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations are recorded in the Consolidated Statement of Income when incurred.
The fair value of earn-out obligations is based upon the present value of the expected future payments to be made to the sellers of the acquired businesses in accordance with the provisions contained in the respective purchase agreements. In determining fair value, the acquired business’s future performance is estimated using financial projections developed by management for the acquired business and this estimate reflects market participant assumptions regarding revenue growth and/or profitability. The expected future payments are estimated on the basis of the earn-out formula and performance targets specified in each purchase agreement compared to the associated financial projections. These estimates are then discounted to a present value using a risk-adjusted rate that takes into consideration the likelihood that the forecasted earn-out payments will be made.
Intangible Assets Impairment
Goodwill is subject to at least an annual assessment for impairment measured by a fair-value-based test. Amortizable intangible assets are amortized over their useful lives and are subject to an impairment review based upon an estimate of the undiscounted future cash flows resulting from the use of the assets. To determine if there is potential impairment of goodwill, we compare the fair value of each reporting unit with its carrying value. If the fair value of the reporting unit is less than its carrying value, an impairment loss would be recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. Fair value is estimated based upon multiples of earnings before interest, income taxes, depreciation, amortization and change in estimated acquisition earn-out payables (“EBITDAC”), or on a discounted cash flow basis.
Management assesses the recoverability of our goodwill and our amortizable intangibles and other long-lived assets annually and whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Any of the following factors, if present, may trigger an impairment review: (i) a significant underperformance relative to historical or projected future operating results; (ii) a significant negative industry or economic trend; and (iii) a significant decline in our market capitalization. If the recoverability of these assets is unlikely because of the existence of one or more of the above-referenced factors, an impairment analysis is performed. Management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these assets. If these estimates or related assumptions change in the future, we may be required to revise the assessment and, if appropriate, record an impairment charge. We completed our most recent evaluation of impairment for goodwill as of November 30, 2016 and determined that the fair value of goodwill exceeded the carrying value of such assets. Additionally, there have been no impairments recorded for amortizable intangible assets for the years ended December 31, 2016, 2015 and 2014.

Non-Cash Stock-Based Compensation
We grant non-vested stock awards, and to a lesser extent, stock options to our employees, with the related compensation expense recognized in the financial statements over the associated service period based upon the grant-date fair value of those awards.
During the first quarter of 2016, the performance conditions for approximately 1.4 million shares of the Company’s common stock granted under the Company’s Stock Incentive Plan were determined by the Compensation Committee to have been satisfied relative to performance-based grants issued in 2011. These grants had a performance measurement period that concluded on December 31, 2015.  The vesting condition for these grants requires continuous employment for a period of up to ten years from the January 2011 grant date in order for the awarded shares to become fully vested and nonforfeitable.  As a result of the awarding of these shares, the grantees became eligible to receive payments of dividends and exercise voting privileges after the awarding date.
During the first quarter of 2017, the performance conditions for approximately 169,000 shares of the Company’s common stock granted under the Company’s Stock Incentive Plan were determined by the Compensation Committee to have been satisfied relative to performance-based grants issued in 2012. These grants had a performance measurement period that concluded on December 31, 2016.  The vesting condition for these grants requires continuous employment for a period of up to ten years from the January 2012 grant date in order for the awarded shares to become fully vested and nonforfeitable.  As a result of the awarding of these shares, the grantees will be eligible to receive payments of dividends and exercise voting privileges after the awarding date, and the awarded shares will be included as issued and outstanding common stock shares and included in the calculation of basic and diluted EPS.
Litigation and Claims
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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Consolidated Financial Statements and related Notes.
Financial information relating to our Consolidated Financial Results is as follows:

(in thousands, except percentages)	2016	% Change	2015	% Change	2014
REVENUES
Core commissions and fees	$1,697,308	6.4%	$1,595,218	6.4%	$1,499,903
Profit-sharing contingent commissions	54,000	4.4%	51,707	(10.4)%	57,706
Guaranteed supplemental commissions	11,479	14.5%	10,026	1.8%	9,851
Investment income	1,456	45.0%	1,004	34.4%	747
Other income, net	2,386	(6.6)%	2,554	(66.3)%	7,589
Total revenues	1,766,629	6.4%	1,660,509	5.4%	1,575,796
EXPENSES
Employee compensation and benefits	925,217	8.0%	856,952	5.7%	811,112
Other operating expenses	262,872	4.7%	251,055	6.7%	235,328
Loss/(gain) on disposal	(1,291)	108.6%	(619)	(101.3)%	47,425
Amortization	86,663	(0.9)%	87,421	5.5%	82,941
Depreciation	21,003	0.5%	20,890	—%	20,895
Interest	39,481	0.6%	39,248	38.2%	28,408
Change in estimated acquisition earn-out payables	9,185	NMF	3,003	(69.8)%	9,938
Total expenses	1,343,130	6.8%	1,257,950	1.8%	1,236,047
Income before income taxes	423,499	5.2%	402,559	18.5%	339,749
Income taxes	166,008	4.2%	159,241	19.9%	132,853
NET INCOME	$257,491	5.7%	$243,318	17.6%	$206,896
Organic revenue growth rate(1)	3.0%		2.6%		2.0%
Employee compensation and benefits relative to total revenues	52.4%		51.6%		51.5%
Other operating expenses relative to total revenues	14.9%		15.1%		14.9%
Capital expenditures	$17,765		$18,375		$24,923
Total assets at December 31	$5,287,343		$5,004,479		$4,946,560

(1) A non-GAAP measure
NMF = Not a meaningful figure
Commissions and Fees
Commissions and fees, including profit-sharing contingent commissions and GSCs for 2016, increased $105.8 million to $1,762.8 million, or 6.4% over 2015. Core commissions and fees revenue for 2016 increased $102.1 million, of which approximately $61.7 million represented core commissions and fees from agencies acquired since 2015 that had no comparable revenues. After accounting for divested business of $6.6 million, the remaining net increase of $47.0 million represented net new business, which reflects a growth rate of 3.0% for core organic commissions and fees. Profit-sharing contingent commissions and GSCs for 2016 increased by $3.7 million, or 6.1%, compared to the same period in 2015. The net increase of $3.7 million was mainly driven by an increase in profit-sharing contingent commissions and GSCs in the Retail Segment, partially offset by a decrease in profit-sharing contingent commissions in the Wholesale Brokerage Segment as a result of increased loss ratios.
Commissions and fees, including profit-sharing contingent commissions and GSCs for 2015, increased $89.5 million to $1,657.0 million, or 5.7% over the same period in 2014. Core commissions and fees revenue in 2015 increased $95.3 million, of which approximately $76.6 million represented core commissions and fees from acquisitions that had no comparable revenues in 2014. After accounting for divested business of $19.3 million, the remaining net increase of $38.0 million represented net new business, which reflects a growth rate of 2.6% for core organic commissions and fees. Profit-sharing contingent commissions and GSCs for 2015 decreased by $5.8 million, or 8.6%, compared to the same period in 2014. The net decrease of $5.8 million was mainly driven by a decrease in profit-sharing contingent commissions in the National Programs Segment as a result of increased loss ratios.
Investment Income
Investment income increased to $1.5 million in 2016, compared with $1.0 million in 2015 due to additional interest income driven by higher average invested cash balances. Investment income increased to $1.0 million in 2015, compared with $0.7 million in 2014 due to additional interest income driven by cash management activities to earn a higher yield.
Other Income, Net
Other income for 2016 was $2.4 million, compared with $2.6 million in 2015 and $7.6 million in 2014. Other income consists primarily of legal settlements and other miscellaneous income for 2016 and 2015. In 2014, other income included legal settlements and gains and loss on the sale and disposition of fixed assets as well as gains and losses from the sale on books of business (customer accounts). Prior to the adoption of ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”) in the fourth quarter of 2014, net gains and losses on the sale of businesses or customer accounts were reflected in other income. Any such gains or losses are now reflected on a net basis in the expense section since the adoption of ASU 2014-08. We recognized gains of $1.3 million, $0.6 million and $5.3 million from sales on books of business (customer accounts) in 2016, 2015 and 2014, respectively.
Employee Compensation and Benefits
Employee compensation and benefits expense increased 8.0%, or $68.3 million, in 2016 over 2015. This increase included $23.3 million of compensation costs related to stand-alone acquisitions that had no comparable costs in the same period of 2015. Therefore, employee compensation and benefits expense attributable to those offices that existed in the same time periods of 2016 and 2015 increased by $45.0 million or 5.2%. This underlying employee compensation and benefits expense increase was primarily related to (i) an increase in producer commissions correlated to increased revenue; (ii) increased staff salaries that included severance cost; (iii) increased profit center bonuses due to increased revenue and operating profit; (iv) the increased cost of health insurance; and (v) an increase in non-cash stock-based compensation expense due to forfeiture credits recognized in 2015. Employee compensation and benefits expense as a percentage of total revenues was 52.4% for 2016 as compared to 51.6% for the year ended December 31, 2015.
Employee compensation and benefits expense increased, 5.7% or $45.8 million in 2015 over 2014. This increase included $26.3 million of compensation costs related to new acquisitions that were stand-alone offices. Therefore, employee compensation and benefits from those offices that existed in the same time periods of 2015 and 2014 increased by $19.5 million or 4.3%. This underlying employee compensation and benefits expense increase was primarily related to (i) an increase in producer and staff salaries as we made targeted investments in our business; (ii) increased profit center bonuses and commissions due to increased revenue and operating profit; and (iii) the increased cost of health insurance. Employee compensation and benefits expense as a percentage of total revenues was 51.6% for 2015 as compared to 51.5% for the year ended December 31, 2014.
Other Operating Expenses
As a percentage of total revenues, other operating expenses represented 14.9% in 2016, 15.1% in 2015, and 14.9% in 2014. Other operating expenses in 2016 increased $11.8 million, or 4.7%, over 2015, of which $9.5 million was related to acquisitions that had no comparable costs in the same period of 2015. The other operating expenses for those offices that existed in the same periods in both 2016 and 2015 increased by $2.3 million or 0.9%, which was primarily attributable to increased data processing related to the information technology spend for our multi-year investment program, partially offset by the receipt of certain premium tax refunds by our National Flood Program business.
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
Gain or Loss on Disposal
The Company recognized a gain on disposal of $1.3 million and $0.6 million in 2016 and 2015 respectively, and a loss of $47.4 million in 2014. The pretax loss for 2014 is the result of the disposal of the Axiom Re business as part of the Company’s strategy to exit the reinsurance brokerage business. Prior to the adoption of ASU 2014-08 in the fourth quarter of 2014, net gains and losses on the sale of businesses or customer accounts were reflected in Other Income. Although we are not in the business of selling customer accounts, we periodically sell an office or a book of business (one or more customer accounts) that we believe does not produce reasonable margins or demonstrate a potential for growth, or because doing so is in the Company’s best interest. In 2014 the Company recognized $5.3 million in gains from sales on books of business (customer accounts) reported as Other Income.

Amortization
Amortization expense decreased $0.8 million, or 0.9%, in 2016, and increased $4.5 million, or 5.5%, in 2015. The decrease for 2016 is a result of certain intangibles becoming fully amortized or otherwise written off as part of disposed businesses, partially offset with amortization of new intangibles from recently acquired businesses. The increase for 2015 is a result of the amortization of newly acquired intangibles being greater than the decrease associated with intangibles that became fully amortized or otherwise written off as part of disposed businesses during 2015.
Depreciation
Depreciation expense increased $0.1 million, or 0.5%, in 2016 and remained flat in 2015. These changes were due primarily to the addition of fixed assets resulting from acquisitions completed in 2015 and 2016, net of assets which became fully depreciated. The increase in 2015 was due primarily to the addition of fixed assets resulting from acquisitions completed since 2014, while the stable level of expense in 2016 versus 2015 reflected capital additions approximately equal to the value of prior capital additions that became fully depreciated.
Interest Expense
Interest expense increased $0.2 million, or 0.6%, in 2016, and $10.8 million, or 38.2% in 2015. The increase in 2015 was primarily due to the increased debt borrowings and an increase in our effective rate of interest for the years ended 2015 and 2014. The increased debt borrowings from 2014 include: the Credit Facility term loan entered into in May 2014 in the initial amount of $550.0 million at LIBOR plus 137.5 basis points, and the $500.0 million Senior Notes due 2024 issued in September 2014 at a fixed rate of interest of 4.200%. The Credit Facility term loan proceeds replaced pre-existing debt of $230.0 million with similar rates of interest. The proceeds from the Senior Notes due 2024 were used to settle the Credit Facility revolver debt of $375.0 million, which had a lower, but variable rate of interest based upon an adjusted LIBOR. This transitioned the debt to a favorable long-term fixed rate of interest and extended the date of maturity of those funds. These changes were the result of an evolution and maturation of our previous debt structure and provide increased debt capacity and flexibility. The increase in 2016 versus 2015 is due to the rise in the floating interest rate of our Credit Facility term loan, partially offset by the scheduled amortized principal payments on the Credit Facility term loan which has reduced the Company’s average debt balance.
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
As of December 31, 2016, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820-Fair Value Measurement. The resulting net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the years ended December 31, 2016, 2015, and 2014 were as follows:

(in thousands)	2016	2015	2014
Change in fair value of estimated acquisition earn-out payables	$6,338	$13	$7,375
Interest expense accretion	2,847	2,990	2,563
Net change in earnings from estimated acquisition earn-out payables	$9,185	$3,003	$9,938
For the years ended December 31, 2016, 2015 and 2014, the fair value of estimated earn-out payables was re-evaluated and increased by $6.3 million, $13.0 thousand and $7.4 million, respectively, which resulted in charges to the Consolidated Statement of Income.
As of December 31, 2016, the estimated acquisition earn-out payables equaled $63.8 million, of which $31.8 million was recorded as accounts payable and $32.0 million was recorded as other non-current liability. As of December 31, 2015, the estimated acquisition earn-out payables equaled $78.4 million, of which $25.3 million was recorded as accounts payable and $53.1 million was recorded as other non-current liability.

Income Taxes
The effective tax rate on income from operations was 39.2% in 2016, 39.6% in 2015, and 39.1% in 2014. The decrease in the effective tax rate is driven by several permanent tax differences along with the apportionment of taxable income in the states where we operate.
RESULTS OF OPERATIONS — SEGMENT INFORMATION
As discussed in Note 15 of the Notes to Consolidated Financial Statements, we operate four reportable segments: Retail, National Programs, Wholesale Brokerage, and Services. On a segmented basis, increases in amortization, depreciation and interest expenses generally result from completed acquisitions within a given segment within the preceding 12 months. Likewise, other income in each segment reflects net gains primarily from legal settlements and miscellaneous income. As such, in evaluating the operational efficiency of a segment, management emphasizes the net organic revenue growth rate of core commissions and fees revenue, the ratio of total employee compensation and benefits to total revenues, and the ratio of other operating expenses to total revenues.
The reconciliation of total commissions and fees, included in the Consolidated Statement of Income, to organic revenue for the years ended December 31, 2016, and 2015, is as follows:

	For the Year Ended December 31,
(in thousands)	2016	2015
Total commissions and fees	$1,762,787	$1,656,951
Less profit-sharing contingent commissions	54,000	51,707
Less guaranteed supplemental commissions	11,479	10,026
Total core commissions and fees	1,697,308	1,595,218
Less acquisition revenues	61,713	—
Less divested business	—	6,669
Organic Revenue	$1,635,595	$1,588,549
The growth rates for organic revenue, a non-GAAP measure as defined in the General section of this MD&A, for the years ended December 31, 2016, 2015 and 2014 by Segment, are as follows:

2016	For the Year Ended December 31,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Organic Growth $(2)	Organic Growth %(2)
(in thousands, except percentages)	2016	2015
Retail(1)	$881,090	$834,197	$46,893	5.6%	$31,151	$15,742	1.9%
National Programs	430,479	411,589	18,890	4.6%	1,680	17,210	4.2%
Wholesale Brokerage	229,657	200,835	28,822	14.4%	20,164	8,658	4.3%
Services	156,082	141,928	14,154	10.0%	8,718	5,436	3.8%
Total core commissions and fees	$1,697,308	$1,588,549	$108,759	6.8%	$61,713	$47,046	3.0%
The reconciliation of total commissions and fees, included in the Consolidated Statement of Income, to organic revenue for the years ended December 31, 2015 and 2014, is as follows:

	For the Year Ended December 31,
(in thousands)	2015	2014
Total commissions and fees	$1,656,951	$1,567,460
Less profit-sharing contingent commissions	51,707	57,706
Less guaranteed supplemental commissions	10,026	9,851
Total core commissions and fees	1,595,218	1,499,903
Less acquisition revenues	76,632	—
Less divested business	—	19,336
Organic Revenue	$1,518,586	$1,480,567

Segment results for 2014 have been recast to reflect the current year segmental structure. Certain reclassifications have been made to the prior year amounts reported in this Annual Report on Form 10-K in order to conform to the current year presentation.

2015	For the Year Ended December 31,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Organic Growth $(2)	Organic Growth %(2)
(in thousands, except percentages)	2015	2014
Retail(1)	$836,123	$789,503	$46,620	5.9%	$35,644	$10,976	1.4%
National Programs	412,885	367,672	45,213	12.3%	38,519	6,694	1.8%
Wholesale Brokerage	200,835	187,257	13,578	7.3%	2,469	11,109	5.9%
Services	145,375	136,135	9,240	6.8%	—	9,240	6.8%
Total core commissions and fees	$1,595,218	$1,480,567	$114,651	7.7%	$76,632	$38,019	2.6%
The reconciliation of total commissions and fees, included in the Consolidated Statement of Income, to organic revenue for the years ended December 31, 2014 and 2013, is as follows:

	For the Year Ended December 31,
(in thousands)	2014	2013
Total commissions and fees	$1,567,460	$1,355,503
Less profit-sharing contingent commissions	57,706	51,251
Less guaranteed supplemental commissions	9,851	8,275
Total core commissions and fees	1,499,903	1,295,977
Less acquisition revenues	186,785	—
Less divested business	—	8,457
Organic Revenue	$1,313,118	$1,287,520

2014	For the Year Ended December 31,		Total Net Change	Total Net Growth %	Less Acquisition Revenues	Organic Growth $(2)	Organic Growth %(2)
(in thousands, except percentages)	2014	2013
Retail(1)	$792,794	$701,211	$91,583	13.1%	$77,315	$14,268	2.0%
National Programs	376,483	277,082	99,401	35.9%	93,803	5,598	2.0%
Wholesale Brokerage	194,144	177,725	16,419	9.2%	68	16,351	9.2%
Services	136,482	131,502	4,980	3.8%	15,599	(10,619)	(8.1)%
Total core commissions and fees	$1,499,903	$1,287,520	$212,383	16.5%	$186,785	$25,598	2.0%
Less Superstorm Sandy	$—	$(18,275)	$18,275	100.0%	$—	$18,275	100.0%
2014 Total core commissions and fees-adjusted	$1,499,903	$1,269,245	$230,658	18.2%	$186,785	$43,873	3.5%

(1)
The Retail Segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 15 of the Notes to the Consolidated Financial Statements, which includes corporate and consolidation items.

(2)	A non-GAAP measure
There would have been a 3.5% Organic Growth rate when excluding the $18.3 million of revenues recorded at our Colonial Claims operation in the first half of 2013 related to Superstorm Sandy.

Retail Segment
The Retail Segment provides a broad range of insurance products and services to commercial, public and quasi-public, professional and individual insured customers. Approximately 85.7% of the Retail Segment’s commissions and fees revenue is commission-based. Because most of our other operating expenses are not correlated to changes in commissions on insurance premiums, a significant portion of any fluctuation in the commissions we receive, net of related producer compensation, will result in a similar fluctuation in our income before income taxes, unless we make incremental investments in the organization.
Financial information relating to our Retail Segment is as follows:

(in thousands, except percentages)	2016	% Change	2015	% Change	2014
REVENUES
Core commissions and fees	$881,729	5.3%	$837,420	5.5%	$793,865
Profit-sharing contingent commissions	25,207	14.3%	22,051	2.0%	21,616
Guaranteed supplemental commissions	9,787	18.0%	8,291	7.3%	7,730
Investment income	37	(57.5)%	87	29.9%	67
Other income, net	646	(74.1)%	2,497	NMF	408
Total revenues	917,406	5.4%	870,346	5.7%	823,686
EXPENSES
Employee compensation and benefits	486,303	6.3%	457,351	5.8%	432,169
Other operating expenses	146,286	6.4%	137,519	2.9%	133,682
Loss/(gain) on disposal	(1,291)	7.0%	(1,207)	—%	—
Amortization	43,447	(3.8)%	45,145	5.1%	42,935
Depreciation	6,191	(5.6)%	6,558	1.7%	6,449
Interest	38,216	(6.9)%	41,036	(5.7)%	43,502
Change in estimated acquisition earn-out payables	10,253	NMF	2,006	(73.1)%	7,458
Total expenses	729,405	6.0%	688,408	3.3%	666,195
Income before income taxes	$188,001	3.3%	$181,938	15.5%	$157,491
Organic revenue growth rate(1)	1.9%		1.4%		2.0%
Employee compensation and benefits relative to total revenues	53.0%		52.5%		52.5%
Other operating expenses relative to total revenues	15.9%		15.8%		16.2%
Capital expenditures	$5,951		$6,797		$6,873
Total assets at December 31	$3,854,393		$3,507,476		$3,229,484

(1) A non-GAAP measure
NMF = Not a meaningful figure
The Retail Segment’s total revenues in 2016 increased 5.4%, or $47.1 million, over the same period in 2015, to $917.4 million. The $44.3 million increase in core commissions and fees revenue was driven by the following: (i) approximately $31.2 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2015; (ii) $15.7 million related to net new business; and (iii) an offsetting decrease of $2.6 million related to commissions and fees revenue from business divested in 2015 and 2016. Profit-sharing contingent commissions and GSCs in 2016 increased 15.3%, or $4.7 million, over 2015, to $35.0 million. The Retail Segment’s organic revenue growth rate for core organic commissions and fees revenue was 1.9% for 2016 and was driven by revenue from net new business written during the preceding twelve months along with modest increases in commercial auto rates and underlying exposure unit values that drive insurance premiums, and partially offset by rate reductions in most lines of coverage, other than commercial auto, with the most pronounced declines realized for insurance premium rates for properties in catastrophe-prone areas.
Income before income taxes for 2016 increased 3.3%, or $6.1 million, over the same period in 2015, to $188.0 million. This growth in income before income taxes was negatively impacted by $10.3 million in expense associated with the change in estimated acquisition earn-out payables, an increase of $8.2 million over the same period in 2015. Other factors affecting this increase were: (i) the net increase in revenue as described above; (ii) a 6.3%, or $29.0 million increase in employee compensation and benefits due primarily to the year on year impact of new teammates related to acquisitions completed in the past twelve months and to a lesser extent continued investment in producers and other staff to support current and future expected organic revenue growth; and (iii) operating expenses which increased by $8.8 million or 6.4%, primarily due to increased value-added consulting services to support our customers and increases in office rent expense, offset by a combined decrease in amortization, depreciation and intercompany interest expense of $4.9 million.
The Retail Segment’s total revenues in 2015 increased 5.7%, or $46.7 million, over the same period in 2014, to $870.3 million. The $43.6 million increase in core commissions and fees revenue was driven by the following: (i) approximately $35.6 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2014; (ii) $11.0 million related to net new business; and (iii) an offsetting decrease of $3.0 million related to commissions and fees revenue recorded from business divested in 2014 and 2015. Profit-sharing contingent commissions and GSCs in 2015 increased 3.4%, or $1.0 million, over 2014, to $30.3 million. The Retail Segment’s organic revenue growth rate for core organic commissions and fees revenue was 1.4% for 2015 and was driven by revenue from net new business written during the preceding twelve months along with modest increases in commercial auto rates, and partially offset by: (i) terminated association health plans in the State of Washington; (ii) continued pressure on the small employee benefits business as some accounts adopt alternative plan designs and move to a per employee/per month payment model due to the implementation of the Affordable Care Act; and (iii) reductions in property insurance premium rates specifically in catastrophe-prone areas.
Income before income taxes for 2015 increased 15.5%, or $24.4 million, over the same period in 2014, to $181.9 million. The primary factors affecting this increase were: (i) the net increase in revenue as described above; (ii) a 7.1%, or $29.4 million increase in employee compensation and benefits due primarily to the year on year impact of new teammates related to acquisitions completed in the past twelve months in addition to incremental investments in revenue producing teammates; and (iii) operating expenses which increased by $3.8 million or 2.9%, due to increased travel and value added consulting services; offset by (iv) a reduction in the change in estimated acquisition earn-out payables of $5.5 million, or 73.1% to $2.0 million; and (v) a $4.2 million, or 25.7% reduction in non-cash stock-based compensation to $12.1 million due to the forfeiture of certain grants where performance conditions were not fully achieved.

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
Financial information relating to our National Programs Segment is as follows:

(in thousands, except percentages)	2016	% Change	2015	% Change	2014
REVENUES
Core commissions and fees	$430,479	4.3%	$412,885	9.7%	$376,483
Profit-sharing contingent commissions	17,306	11.2%	15,558	(25.3)%	20,822
Guaranteed supplemental commissions	23	(23.3)%	30	42.9%	21
Investment income	628	199.0%	210	28.0%	164
Other income, net	80	56.9%	51	(99.2)%	6,749
Total revenues	448,516	4.6%	428,734	6.1%	404,239
EXPENSES
Employee compensation and benefits	191,199	4.6%	182,854	7.9%	169,405
Other operating expenses	83,822	(2.7)%	86,157	9.4%	78,744
Loss/(gain) on disposal	—	(100.0)%	458	—%	—
Amortization	27,920	(2.0)%	28,479	13.3%	25,129
Depreciation	7,868	8.5%	7,250	(7.1)%	7,805
Interest	45,738	(17.9)%	55,705	12.2%	49,663
Change in estimated acquisition earn-out payables	207	31.0%	158	(49.8)%	315
Total expenses	356,754	(1.2)%	361,061	9.1%	331,061
Income before income taxes	$91,762	35.6%	$67,673	(7.5)%	$73,178
Organic revenue growth rate(1)	4.2%		1.8%		2.0%
Employee compensation and benefits relative to total revenues	42.6%		42.6%		41.9%
Other operating expenses relative to total revenues	18.7%		20.1%		19.5%
Capital expenditures	$6,977		$6,001		$14,133
Total assets at December 31	$2,711,378		$2,505,752		$2,455,749

(1) A non-GAAP measure
National Programs total revenues in 2016 increased 4.6%, or $19.8 million, over 2015, to a total $448.5 million. The $17.6 million increase in core commissions and fees revenue was driven by the following: (i) an increase of approximately $1.7 million related to core commissions and fees revenue from acquisitions that had no comparable revenues in 2015; and (ii) $17.2 million related to net new business offset by (iii) a decrease of $1.3 million related to commissions and fees revenue recorded in 2015 from businesses since divested. Profit-sharing contingent commissions and GSCs were $17.3 million in 2016, which was an increase of $1.7 million over 2015, which was primarily driven by the improved loss experience of our carrier partners.
The National Programs Segment’s organic revenue growth rate for core commissions and fees revenue was 4.2% for 2016. This organic revenue growth rate was mainly due to increased flood claims revenues and the on-boarding of net new customers by our lender placed coverage program. Growth in these businesses was partially offset by certain programs that have been affected by lower rates and certain carriers changing their risk appetite for new or existing programs.
Income before income taxes for 2016 increased 35.6%, or $24.1 million, from the same period in 2015, to $91.8 million. The increase is the result of a lower intercompany interest charge of $10.0 million, the receipt of certain premium tax refunds by our National Flood Program business, along with revenue growth of $19.8 million.

The National Programs Segment’s total revenues in 2015 increased 6.1%, or $24.5 million, over 2014, to a total of $428.7 million. The $36.4 million increase in core commissions and fees revenue was driven by the following: (i) an increase of approximately $38.5 million related to core commissions and fees revenue from acquisitions that had no comparable revenues in 2014; (ii) $6.7 million related to net new business offset by (iii) a decrease of $8.8 million related to commissions and fees revenue recorded in 2014 from businesses since divested. Profit-sharing contingent commissions and GSCs were $15.6 million in 2015, a decrease of $5.3 million from the same period of 2014, which was primarily driven by the loss experience of our carrier partners.
The National Programs Segment’s organic revenue growth rate for core commissions and fees revenue was 1.8% for 2015. This organic revenue growth rate was mainly due to the Arrowhead Personal Property program, which continued to produce more written premium, the Arrowhead Automotive Aftermarket program which received a commission rate increase from their carrier partner, growth in our Wright Specialty education program and the on-boarding of new customers by Proctor Financial. Growth in these businesses was partially offset by certain programs that have been affected by lower rates.
Income before income taxes for 2015 decreased 7.5%, or $5.5 million, from the same period in 2014, to $67.7 million. The decrease is the result of the $6.0 million gain on the sale of Industry Consulting Group (“ICG”), along with the $3.7 million SIP grant forfeiture benefit associated with Arrowhead, which were both credits recorded in 2014. After adjusting for these one-time items in 2014, underlying Income before income taxes increased and was driven by the net revenue growth noted above and expense management initiatives as we grow and scale our programs.

Wholesale Brokerage Segment
The Wholesale Brokerage Segment markets and sells excess and surplus commercial and personal lines insurance, primarily through independent agents and brokers, including Brown & Brown Retail Segment. Like the Retail and National Programs Segments, the Wholesale Brokerage Segment’s revenues are primarily commission-based.
Financial information relating to our Wholesale Brokerage Segment is as follows:

(in thousands, except percentages)	2016	% Change	2015	% Change	2014
REVENUES
Core commissions and fees	$229,657	14.4%	$200,835	3.4%	$194,144
Profit-sharing contingent commissions	11,487	(18.5)%	14,098	(7.7)%	15,268
Guaranteed supplemental commissions	1,669	(2.1)%	1,705	(18.8)%	2,100
Investment income	4	(97.3)%	150	NMF	26
Other income, net	286	37.5%	208	(44.2)%	373
Total revenues	243,103	12.0%	216,996	2.4%	211,911
EXPENSES
Employee compensation and benefits	121,863	16.4%	104,692	1.7%	102,959
Other operating expenses	42,139	22.6%	34,379	(5.1)%	36,234
Loss/(gain) on disposal	—	(100.0)%	(385)	(100.8)%	47,425
Amortization	10,801	10.9%	9,739	(9.0)%	10,703
Depreciation	1,975	(7.8)%	2,142	(13.3)%	2,470
Interest	3,976	NMF	891	(31.1)%	1,294
Change in estimated acquisition earn-out payables	(274)	(133.0)%	830	(67.5)%	2,550
Total expenses	180,480	18.5%	152,288	(25.2)%	203,635
Income before income taxes	$62,623	(3.2)%	$64,708	NMF	$8,276
Organic revenue growth rate(1)	4.3%		5.9%		9.2%
Employee compensation and benefits relative to total revenues	50.1%		48.2%		48.6%
Other operating expenses relative to total revenues	17.3%		15.8%		17.1%
Capital expenditures	$1,301		$3,084		$1,526
Total assets at December 31	$1,108,829		$895,782		$857,804

(1) A non-GAAP measure
NMF = Not a meaningful figure
The Wholesale Brokerage Segment’s total revenues for 2016 increased 12.0%, or $26.1 million, over 2015, to $243.1 million. The $28.8 million net increase in core commissions and fees revenue was driven by the following: (i) $8.7 million related to net new business; (ii) $20.2 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in 2015; and (iii) an offsetting decrease of $0.1 million related to commissions and fees revenue recorded in 2015 from businesses divested in the past year. Contingent commissions and GSCs for 2016 decreased $2.6 million over 2015, to $13.2 million. This decrease was driven by an increase in loss ratios for one carrier. The Wholesale Brokerage Segment’s organic revenue growth rate for core organic commissions and fees revenue was 4.3% for 2016, and was driven by net new business and modest increases in exposure units, partially offset by significant contraction in insurance premium rates for catastrophe-prone properties and to a lesser extent all other lines of coverage.
Income before income taxes for 2016 decreased $2.1 million over 2015, to $62.6 million, primarily due to the following: (i) the net increase in revenue as described above, offset by; (ii) an increase in employee compensation and benefits of $17.2 million, of which $10.8 million was related to acquisitions that had no comparable compensation and benefits in the same period of 2015, with the remainder related to additional teammates to support increased transaction volumes; (iii) a decrease in profit from lower contingent commissions and GSCs; (iv) a $7.8 million increase in operating expenses, of which $3.2 million was related to acquisitions that had no comparable expenses in the same period of 2015 and (v) higher intercompany interest charge related to acquisitions completed in the previous year.
The Wholesale Brokerage Segment’s total revenues for 2015, increased 2.4%, or $5.1 million, over 2014, to $217.0 million. The $6.7 million net increase in core commissions and fees revenue was driven by the following: (i) $11.1 million related to net new business; (ii) $2.5 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in 2014; and (iii) an offsetting decrease of $6.9 million related to commissions and fees revenue recorded in 2014 from businesses divested in the past year. Contingent commissions and GSCs for 2015 decreased $1.6 million over 2014, to $15.8 million. This decrease was driven by an increase in loss ratios. The Wholesale Brokerage Segment’s organic revenue growth rate for core organic commissions and fees revenue was 5.9% for 2015, and was driven by net new business and modest increases in exposure units, partially offset by significant contraction in insurance premium rates for catastrophe-prone properties.
Income before income taxes for 2015, increased $56.4 million, over 2014, to $64.7 million, primarily due to the following: (i) the $47.4 million net pretax loss on disposal of the Axiom Re business in 2014; (ii) the net increase in revenue as described above and (iii) the impact of the Axiom Re business divested in 2014 that reported lower margins than the Wholesale Brokerage Segment’s average.

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
Financial information relating to our Services Segment is as follows:

(in thousands, except percentages)	2016	% Change	2015	% Change	2014
REVENUES
Core commissions and fees	$156,082	7.4%	$145,375	6.5%	$136,482
Profit-sharing contingent commissions	—	—%	—	—%	—
Guaranteed supplemental commissions	—	—%	—	—%	—
Investment income	283	NMF	42	NMF	3
Other income, net	—	(100.0)%	(52)	(171.2)%	73
Total revenues	156,365	7.6%	145,365	6.4%	136,558
EXPENSES
Employee compensation and benefits	78,804	2.2%	77,094	5.8%	72,879
Other operating expenses	42,908	19.0%	36,057	12.1%	32,168
Loss/(gain) on disposal	—	(100.0)%	515	—%	—
Amortization	4,485	11.6%	4,019	(2.8)%	4,135
Depreciation	1,881	(5.4)%	1,988	(10.2)%	2,213
Interest	4,950	(17.1)%	5,970	(22.2)%	7,678
Change in estimated acquisition earn-out payables	(1,001)	NMF	9	(102.3)%	(385)
Total expenses	132,027	5.1%	125,652	5.9%	118,688
Income before income taxes	$24,338	23.5%	$19,713	10.3%	$17,870
Organic revenue growth rate(1)	3.8%		6.8%		(8.1)%
Employee compensation and benefits relative to total revenues	50.4%		53.0%		53.4%
Other operating expenses relative to total revenues	27.4%		24.8%		23.6%
Capital expenditures	$656		$1,088		$1,210
Total assets at December 31	$371,645		$285,459		$296,034

(1) A non-GAAP measure
NMF = Not a meaningful figure
The Services Segment’s total revenues for 2016 increased 7.6%, or $11.0 million, over 2015, to $156.4 million. The $10.7 million increase in core commissions and fees revenue was driven primarily by the following: (i) $8.7 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2015; and (ii) $5.4 million related to net new business; (iii) partially offset by a decrease of $3.4 million related to commissions and fees revenue recorded in 2015 from business since divested. The Services Segment’s organic revenue growth rate for core commissions and fees revenue was 3.8% for 2016, primarily driven by our claims.
Income before income taxes for 2016 increased 23.5%, or $4.6 million, over 2015, to $24.3 million due to a combination of: (i) the acquisition of SSAD; (ii) our claims office that handled catastrophe claims; (iii) the continued efficient operation of our businesses; and (iv) lower intercompany interest charges.
The Services Segment’s total revenues for 2015 increased 6.4%, or $8.8 million, over 2014, to $145.4 million. The $8.9 million increase in core commissions and fees revenue primarily resulted from growth in our advocacy businesses driven by new customers and growth in several of our claims processing units related to new customer relationships. The Services Segment’s organic revenue growth rate for core commissions and fees revenue was 6.8% for 2015.
Income before income taxes for 2015 increased 10.3%, or $1.8 million, over 2014, to $19.7 million due to a combination of: (i) organic revenue growth noted above; (ii) the continued efficient operation of our businesses; and (iii) a decrease in the intercompany interest expense charge. The impact from the sale of the Colonial Claims business on 2015 revenues and income before income taxes was immaterial.

Other
As discussed in Note 15 of the Notes to Consolidated Financial Statements, the “Other” column in the Segment Information table includes any income and expenses not allocated to reportable segments, and corporate-related items, including the intercompany interest expense charges to reporting segments.
LIQUIDITY AND CAPITAL RESOURCES
The Company seeks to maintain a conservative balance sheet and liquidity profile. Our capital requirements to operate as an insurance intermediary are low and we have been able to grow and invest in our business principally through cash that has been generated from operations. We have the ability to access the use of our revolving credit facility, which provides up to $800.0 million in available cash, and we believe that we have access to additional funds, if needed, through the capital markets to obtain further debt financing under the current market conditions. The Company believes that its existing cash, cash equivalents, short-term investment portfolio and funds generated from operations, together with the funds available under the credit facility, will be sufficient to satisfy our normal liquidity needs, including principal payments on our long-term debt, for at least the next twelve months.
Our cash and cash equivalents of $515.6 million at December 31, 2016 reflected an increase of $72.2 million from the $443.4 million balance at December 31, 2015. During 2016, $375.1 million of cash was generated from operating activities. During this period, $122.6 million of cash was used for acquisitions, $28.2 million was used for acquisition earn-out payments, $17.8 million was used for additions to fixed assets, $70.3 million was used for payment of dividends, $7.7 million was used for share repurchases, and $73.1 million was used to pay outstanding principal balances owed on long-term debt.
We hold approximately $19.9 million in cash outside of the U.S. for which we have no plans to repatriate in the near future.
Our cash and cash equivalents of $443.4 million at December 31, 2015 reflected a decrease of $26.6 million from the $470.0 million balance at December 31, 2014. During 2015, $411.8 million of cash was generated from operating activities. During this period, $136.0 million of cash was used for acquisitions, $36.8 million was used for acquisition earn-out payments, $18.4 million was used for additions to fixed assets, $64.1 million was used for payment of dividends, $175.0 million was used as part of accelerated share repurchase programs, and $45.6 million was used to pay outstanding principal balances owed on long-term debt.
Our cash and cash equivalents of $470.0 million at December 31, 2014 reflected an increase of $267.1 million from the $203.0 million balance at December 31, 2013. During 2014, $385.0 million of cash was generated from operating activities. During this period, $696.5 million of cash was used for acquisitions, $12.1 million was used for acquisition earn-out payments, $24.9 million was used for additions to fixed assets, $59.3 million was used for payment of dividends, and $718.0 million was provided from proceeds received on net new long-term debt.
On May 1, 2014, we completed the acquisition of Wright for a total cash purchase price of $609.2 million, subject to certain adjustments. We financed the acquisition through various modified and new credit facilities.
Our ratio of current assets to current liabilities (the “current ratio”) was 1.22 and 1.16 at December 31, 2016 and 2015, respectively.
Contractual Cash Obligations
As of December 31, 2016, our contractual cash obligations were as follows:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$1,081,750	$55,500	$526,250	$—	$500,000
Other liabilities(1)	67,863	18,578	13,175	1,792	34,318
Operating leases	213,160	42,727	73,782	51,615	45,036
Interest obligations	193,974	36,550	58,549	42,000	56,875
Unrecognized tax benefits	750	—	750	—	—
Maximum future acquisition contingency payments(2)	117,231	46,975	69,601	655	—
Total contractual cash obligations	$1,674,728	$200,330	$742,107	$96,062	$636,229

(1)	Includes the current portion of other long-term liabilities.

(2)	Includes $63.8 million of current and non-current estimated earn-out payables resulting from acquisitions consummated after January 1, 2009.

Debt
Total debt at December 31, 2016 was $1,073.9 million, which was a decrease of $70.9 million compared to December 31, 2015. The decrease includes the repayment of $73.1 million in principal, net of the amortization of discounted debt related to our 4.200% Notes due 2024 and debt issuance cost amortization of $1.7 million plus the addition of $0.5 million in a short-term note payable related to the recent acquisition of Social Security Advocates for the Disabled, LLC.
As of December 31, 2016, the Company satisfied the sixth installment of scheduled quarterly principal payments on the Credit Facility term loan. The Company has satisfied $68.8 million in total principal payments through December 31, 2016 since the inception of the note. Scheduled quarterly principal payments are expected to be made until maturity. The balance of the Credit Facility term loan was $481.3 million as of December 31, 2016. Of the total amount, $55.0 million is classified as current portion of long-term debt in the Condensed Consolidated Balance Sheet as the date of maturity is less than one year.
On March 14, 2016, the Company terminated the Wells Fargo Revolver $25.0 million facility without incurring any fees. The facility was to mature on December 31, 2016. The Company terminated the Wells Fargo Revolver as it has flexibility with the Credit Facility revolver capacity and current capital and credit resources available.
Total debt at December 31, 2015 was $1,153.0 million, which was a decrease of $45.5 million compared to December 31, 2014. This decrease was primarily due to the repayments of $45.6 million in principal payments, and the amortization of discounted debt related to our 4.200% Notes due 2024, of $0.1 million.
On January 15, 2015, the Company retired the Series D Senior Notes of $25.0 million that matured and were issued under the original private placement note agreement from December 2006.
As of December 31, 2015, the Company satisfied the third installment of scheduled quarterly principal payments on the Credit Facility term loan. Each installment equaled $6.9 million. The Company has satisfied $20.6 million in total principal payments through December 31, 2015. Scheduled quarterly principal payments are expected to be made until maturity. The balance of the Credit Facility term loan was $529.4 million as of December 31, 2015. Of the total amount, $48.1 million is classified as short-term debt and current portion of long-term debt in the Consolidated Balance Sheet as the date of maturity is less than one year representing the quarterly debt payments that were due in 2016.
During 2015, the $25.0 million of 5.660% Notes due December 2016 were classified as short-term debt and current portion of long-term debt in the Consolidated Balance Sheet as the date of maturity is less than one year. On December 22, 2016, the Series C notes were retired at maturity and settled with cash.
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
Our invested assets are held primarily as cash and cash equivalents, restricted cash, available-for-sale marketable debt securities, non-marketable debt securities, certificates of deposit, U.S. treasury securities, and professionally managed short duration fixed income funds. These investments are subject to interest rate risk. The fair values of our invested assets at December 31, 2016 and December 31, 2015, approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.
We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date.
As of December 31, 2016 we had $481.3 million of borrowings outstanding under our term loan which bears interest on a floating basis tied to the London Interbank Offered Rate (LIBOR) and therefore subject to changes in the associated interest expense. The effect of an immediate hypothetical 10% change in interest rates would not have a material effect on our Consolidated Financial Statements.
We are subject to exchange rate risk primarily in our U.K-based wholesale brokerage business that has a cost base principally denominated in British pounds and a revenue base in several other currencies, but principally in U.S. dollars. Based upon our foreign currency rate exposure as of December 31, 2016, an immediate 10% hypothetical changes of foreign currency exchange rates would not have a material effect on our Consolidated Financial Statements.

ITEM 8. Financial Statements and Supplementary Data.

BROWN & BROWN, INC.
CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)	For the Year Ended December 31,
	2016	2015	2014
REVENUES
Commissions and fees	$1,762,787	$1,656,951	$1,567,460
Investment income	1,456	1,004	747
Other income, net	2,386	2,554	7,589
Total revenues	1,766,629	1,660,509	1,575,796
EXPENSES
Employee compensation and benefits	925,217	856,952	811,112
Other operating expenses	262,872	251,055	235,328
(Gain)/loss on disposal	(1,291)	(619)	47,425
Amortization	86,663	87,421	82,941
Depreciation	21,003	20,890	20,895
Interest	39,481	39,248	28,408
Change in estimated acquisition earn-out payables	9,185	3,003	9,938
Total expenses	1,343,130	1,257,950	1,236,047
Income before income taxes	423,499	402,559	339,749
Income taxes	166,008	159,241	132,853
Net income	$257,491	$243,318	$206,896
Net income per share:
Basic	$1.84	$1.72	$1.43
Diluted	$1.82	$1.70	$1.41
Dividends declared per share	$0.50	$0.45	$0.41
See accompanying notes to Consolidated Financial Statements.

BROWN & BROWN, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)	December 31, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$515,646	$443,420
Restricted cash and investments	265,637	229,753
Short-term investments	15,048	13,734
Premiums, commissions and fees receivable	502,482	433,885
Reinsurance recoverable	78,083	31,968
Prepaid reinsurance premiums	308,661	309,643
Deferred income taxes	24,609	24,635
Other current assets	50,571	50,351
Total current assets	1,760,737	1,537,389
Fixed assets, net	75,807	81,753
Goodwill	2,675,402	2,586,683
Amortizable intangible assets, net	707,454	744,680
Investments	23,048	18,092
Other assets	44,895	35,882
Total assets	$5,287,343	$5,004,479
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Premiums payable to insurance companies	$647,564	$574,736
Losses and loss adjustment reserve	78,083	31,968
Unearned premiums	308,661	309,643
Premium deposits and credits due customers	83,765	83,098
Accounts payable	69,595	63,910
Accrued expenses and other liabilities	201,989	192,067
Current portion of long-term debt	55,500	73,125
Total current liabilities	1,445,157	1,328,547
Long-term debt less unamortized discount and debt issuance costs	1,018,372	1,071,618
Deferred income taxes, net	382,295	360,949
Other liabilities	81,308	93,589
Commitments and contingencies (Note 13)
Shareholders’ Equity:
Common stock, par value $0.10 per share; authorized 280,000 shares; issued 148,107 shares and outstanding 140,104 shares at 2016, issued 146,415 shares and outstanding 138,985 shares at 2015	14,811	14,642
Additional paid-in capital	468,443	426,498
Treasury stock, at cost 8,003 and 7,430 shares at 2016 and 2015, respectively	(257,683)	(238,775)
Retained earnings	2,134,640	1,947,411
Total shareholders’ equity	2,360,211	2,149,776
Total liabilities and shareholders’ equity	$5,287,343	$5,004,479
See accompanying notes to Consolidated Financial Statements.

BROWN & BROWN, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
(in thousands, except per share data)	Shares	Par Value	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total
Balance at January 1, 2014	145,419	$14,542	$371,960	$—	$1,620,639	$2,007,141
Net income					206,896	206,896
Common stock issued for employee stock benefit plans	442	44	30,405			30,449
Purchase of treasury stock				(75,025)		(75,025)
Income tax benefit from exercise of stock benefit plans			3,298			3,298
Common stock issued to directors	10	1	319			320
Cash dividends paid ($0.37 per share)					(59,334)	(59,334)
Balance at December 31, 2014	145,871	14,587	405,982	(75,025)	1,768,201	2,113,745
Net income					243,318	243,318
Common stock issued for employee stock benefit plans	528	53	27,992			28,045
Purchase of treasury stock			(11,250)	(163,750)		(175,000)
Income tax benefit from exercise of stock benefit plans			3,276			3,276
Common stock issued to directors	16	2	498			500
Cash dividends paid ($0.41 per share)					(64,108)	(64,108)
Balance at December 31, 2015	146,415	14,642	426,498	(238,775)	1,947,411	2,149,776
Net income					257,491	257,491
Common stock issued for employee stock benefit plans	1,675	167	22,851			23,018
Purchase of treasury stock			11,250	(18,908)		(7,658)
Income tax benefit from exercise of stock benefit plans			7,346			7,346
Common stock issued to directors	17	2	498			500
Cash dividends paid ($0.50 per share)					(70,262)	(70,262)
Balance at December 31, 2016	148,107	$14,811	$468,443	$(257,683)	$2,134,640	$2,360,211
See accompanying notes to Consolidated Financial Statements.

BROWN & BROWN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2016	2015	2014
Cash flows from operating activities:
Net income	$257,491	$243,318	$206,896
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	86,663	87,421	82,941
Depreciation	21,003	20,890	20,895
Non-cash stock-based compensation	16,052	15,513	19,363
Change in estimated acquisition earn-out payables	9,185	3,003	9,938
Deferred income taxes	18,163	22,696	7,369
Amortization of debt discount	165	157	46
Amortization and disposal of deferred financing costs	1,597	—	—
Accretion of discounts and premiums, investments	39	—	—
Income tax benefit from exercise of shares from the stock benefit plans	(7,346)	(3,276)	(3,298)
Loss/(gain) on sales of investments, fixed assets and customer accounts	596	(107)	42,465
Payments on acquisition earn-outs in excess of original estimated payables	(3,904)	(11,383)	(2,539)
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Restricted cash and investments (increase) decrease	(35,884)	30,016	(9,760)
Premiums, commissions and fees receivable (increase)	(63,550)	(7,163)	(11,160)
Reinsurance recoverables (increase) decrease	(46,115)	(18,940)	12,210
Prepaid reinsurance premiums decrease (increase)	982	10,943	(31,573)
Other assets (increase)	(4,718)	(5,318)	(12,564)
Premiums payable to insurance companies decrease	66,084	542	8,164
Premium deposits and credits due customers increase (decrease)	527	(2,973)	2,323
Losses and loss adjustment reserve increase (decrease)	46,115	18,940	(12,210)
Unearned premiums (decrease) increase	(982)	(10,943)	31,573
Accounts payable increase	30,174	34,206	36,949
Accrued expenses and other liabilities increase	8,670	8,204	11,718
Other liabilities (decrease)	(25,849)	(23,898)	(24,727)
Net cash provided by operating activities	375,158	411,848	385,019
Cash flows from investing activities:
Additions to fixed assets	(17,765)	(18,375)	(24,923)
Payments for businesses acquired, net of cash acquired	(122,622)	(136,000)	(696,486)
Proceeds from sales of fixed assets and customer accounts	4,957	10,576	13,631
Purchases of investments	(25,872)	(22,766)	(17,813)
Proceeds from sales of investments	18,890	21,928	18,278
Net cash used in investing activities	(142,412)	(144,637)	(707,313)
Cash flows from financing activities:
Payments on acquisition earn-outs	(24,309)	(25,415)	(9,530)
Proceeds from long-term debt	—	—	1,048,425
Payments on long-term debt	(73,125)	(45,625)	(330,000)
Borrowings on revolving credit facilities	—	—	475,000
Payments on revolving credit facilities	—	—	(475,000)
Income tax benefit from exercise of shares from the stock benefit plans	7,346	3,276	3,298
Issuances of common stock for employee stock benefit plans	15,983	15,890	14,808
Repurchase of stock benefit plan shares for employees to fund tax withholdings	(8,495)	(2,857)	(3,252)
Purchase of treasury stock	(18,908)	(163,750)	(75,025)
Settlement (prepayment) of accelerated share repurchase program	11,250	(11,250)	—
Cash dividends paid	(70,262)	(64,108)	(59,334)
Net cash (used in) provided by financing activities	(160,520)	(293,839)	589,390
Net increase (decrease) in cash and cash equivalents	72,226	(26,628)	267,096
Cash and cash equivalents at beginning of period	443,420	470,048	202,952
Cash and cash equivalents at end of period	$515,646	$443,420	$470,048
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
Recently Issued Accounting Pronouncements
In November 2016, the Financial Accountings Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18, “Statement of Cash Flows (Topic 230)”: Restricted Cash (“ASU 2016-18”), which requires that the Statement of Cash Flows explain the changes during the period of cash and cash equivalents inclusive of amounts categorized as Restricted Cash. As such, upon adoption, the Company’s Statement of Cash Flows will show the sources and uses of cash that explain the movement in the balance of cash and cash equivalents, inclusive of restricted cash, over the period presented. ASU 2016-18 is effective for periods beginning after December 15, 2017.
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230)": Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) ("ASU 2016-15"), which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified and applies to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under Topic 230. ASU 2016-15 will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 and early adoption is permitted. The Company has evaluated the impact of ASU 2016-15 and has determined the impact to be immaterial. The Company already presents cash paid on contingent consideration in business combination as prescribed by ASU 2016-15 and does not, at this time, engage in the other activities being addressed.
In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share Based Payment Accounting" ("ASU 2016-09"), which amends guidance issued in Accounting Standards Codification ("ASC") Topic 718, Compensation - Stock Compensation. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. The Company has evaluated the impact of adoption of the ASU on its Consolidated Financial Statements. The principal impact will be that the tax benefit or expense from stock compensation will be presented in the income tax line of the Statement of Income rather than the current presentation as a component of equity on the Balance Sheet. Also the tax benefit or expense will be presented as activity in Cash Flow from Operating Activity rather than the current presentation as Cash Flow from Financing Activity in the Statement of Cash Flows. The Company will also continue to estimate forfeitures of stock grants as allowed by ASU 2016-09.
In March 2016, the FASB issued ASU 2016-08, "Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net)" ("ASU 2016-08") to clarify certain aspects of the principal-versus-agent guidance included in the new revenue standard ASU 2014-09 "Revenue from Contracts with Customers" ("ASU 2014-09"). The FASB issued the ASU in response to concerns identified by stakeholders, including those related to (1) determining the appropriate unit of account under the revenue standard’s principal-versus-agent guidance and (2) applying the indicators of whether an entity is a principal or an agent in accordance with the revenue standard’s control principle. ASU 2016-08 is effective contemporaneous with ASU 2014-09 beginning January 1, 2018. The impact of ASU 2016-08 is currently being evaluated along with ASU 2014-09. At this point in our evaluation the potential impact would be limited to the claims administering activities within our Services Segment and therefore not material to the Company.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which provides guidance for accounting for leases. Under ASU 2016-02, the Company will be required to recognize the assets and liabilities for the rights and obligations created by leased assets. ASU 2016-02 will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company continues to evaluate the impact of this pronouncement with the principal impact being that the present value of the remaining lease payments be presented as a liability on the Balance Sheet as well as an asset of similar value representing the “Right of Use” for those leased properties. As detailed in Note 13, the undiscounted contractual cash payments remaining on leased properties is $213 million as of December 31, 2016.
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
In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets, and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. Specifically in situations where multiple performance obligations exist within the contract, the use of estimates is required to allocate the transaction price to each separate performance obligation. Historically 70% or more of the Company’s revenue is in the form of commissions paid by insurance carriers. Commission are earned upon the effective date of bound coverage and no significant performance obligation remains in those arrangements after coverage is bound. The Company is currently evaluating the approximately 30% of revenue earned in the form of fees against the requirements of this pronouncement. Fees are predominantly in our National Programs and Services Segments, and to a lesser extent in the large accounts business within our Retail Segment. At the conclusion of this evaluation it may be determined that fee revenue from certain agreements will be recognized in earlier periods under the new guidance in comparison to our current accounting policies and others will be recognized in later periods. Based upon the work completed to date, management does not expect the overall impact to be significant.
ASU 2014-09 is effective for the Company beginning January 1, 2018, after FASB voted to delay the effective date by one year. At that time, the Company may adopt the new standard under the full retrospective approach or the modified retrospective approach.
We do not anticipate a material change in our internal control framework necessitated by the adoption of ASU 2014-09.
Principles of Consolidation
The accompanying Consolidated Financial Statements include the accounts of Brown & Brown, Inc. and its subsidiaries. All significant intercompany account balances and transactions have been eliminated in the Consolidated Financial Statements.
Segment results for prior periods have been recast to reflect the current year segmental structure. Certain reclassifications have been made to the prior year amounts reported in this Annual Report on Form 10-K in order to conform to the current year presentation.
Revenue Recognition
Commission revenues are recognized as of the effective date of the insurance policy or the date on which the policy premium is processed into our systems and invoiced to the customer, whichever is later. Commission revenues related to installment billings are recognized on the latter of effective or invoiced date, with the exception of our Arrowhead business which follows a policy of recognizing on the latter of effective or processed date into our systems, regardless of the billing arrangement. Management determines the policy cancellation reserve based upon historical cancellation experience adjusted for any known circumstances. Subsequent commission adjustments are recognized upon our receipt of notification from insurance companies concerning matters necessitating such adjustments. Profit-sharing contingent commissions are recognized when determinable, which is generally when such commissions are received from insurance companies, or when we receive formal notification of the amount of such payments. Fee revenues and commissions for workers’ compensation programs are recognized as services are rendered.
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
Investments
Certificates of deposit, and other securities, having maturities of more than three months when purchased are reported at cost and are adjusted for other-than-temporary market value declines.  The Company’s investment holdings include U.S. Government securities, municipal bonds, domestic corporate and foreign corporate bonds as well as short-duration fixed income funds.  Investments within the portfolio or funds are held as available for sale and are carried at their fair value.  Any gain/loss applicable from the fair value change is recorded, net of tax, as other comprehensive income within the equity section of the Consolidated Balance Sheet.  Realized gains and losses are reported on the Consolidated Statement of Income, with the cost of securities sold determined on a specific identification basis.
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
Goodwill and Amortizable Intangible Assets
All of our business combinations initiated after June 30, 2001 are accounted for using the aquisition method. Acquisition purchase prices are typically based upon a multiple of average annual operating profit earned over a three-year period within a minimum and maximum price range. The recorded purchase prices for all acquisitions consummated after January 1, 2009 include an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations are recorded in the Consolidated Statement of Income when incurred.
The fair value of earn-out obligations is based upon the present value of the expected future payments to be made to the sellers of the acquired businesses in accordance with the provisions contained in the respective purchase agreements. In determining fair value, the acquired business’ future performance is estimated using financial projections developed by management for the acquired business and this estimate reflects market participant assumptions regarding revenue growth and/or profitability. The expected future payments are estimated on the basis of the earn-out formula and performance targets specified in each purchase agreement compared to the associated financial projections. These estimates are then discounted to present value using a risk-adjusted rate that takes into consideration the likelihood that the forecasted earn-out payments will be made.
Amortizable intangible assets are stated at cost, less accumulated amortization, and consist of purchased customer accounts and non-compete agreements. Purchased customer accounts and non-compete agreements are amortized on a straight-line basis over the related estimated lives and contract periods, which range from 3 to 15 years. Purchased customer accounts primarily consist of records and files that contain information about insurance policies and the related insured parties that are essential to policy renewals.
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

Fair value is estimated based upon multiples of earnings before interest, income taxes, depreciation, amortization and change in estimated acquisition earn-out payables (“EBITDAC”), or on a discounted cash flow basis. Brown & Brown completed its most recent annual assessment as of November 30, 2016 and determined that the fair value of goodwill exceeded the carrying value of such assets. In addition, as of December 31, 2016, there are no accumulated impairment losses.
The carrying value of amortizable intangible assets attributable to each business or asset group comprising Brown & Brown is periodically reviewed by management to determine if there are events or changes in circumstances that would indicate that its carrying amount may not be recoverable. Accordingly, if there are any such changes in circumstances during the year, Brown & Brown assesses the carrying value of its amortizable intangible assets by considering the estimated future undiscounted cash flows generated by the corresponding business or asset group. Any impairment identified through this assessment may require that the carrying value of related amortizable intangible assets be adjusted. There were no impairments recorded for the years ended December 31, 2016, 2015 and 2014.
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
Net Income Per Share
Basic EPS is computed based upon the weighted-average number of common shares (including participating securities) issued and outstanding during the period. Diluted EPS is computed based upon the weighted-average number of common shares issued and outstanding plus equivalent shares, assuming the exercise of stock options. The dilutive effect of stock options is computed by application of the treasury-stock method. The following is a reconciliation between basic and diluted weighted-average shares outstanding for the years ended December 31:

(in thousands, except per share data)	2016	2015	2014
Net income	$257,491	$243,318	$206,896
Net income attributable to unvested awarded performance stock	(6,705)	(5,695)	(5,186)
Net income attributable to common shares	$250,786	$237,623	$201,710
Weighted-average number of common shares outstanding – basic	139,779	141,113	144,568
Less unvested awarded performance stock included in weighted-average number of common shares outstanding – basic	(3,640)	(3,303)	(3,624)
Weighted-average number of common shares outstanding for basic earnings per common share	136,139	137,810	140,944
Dilutive effect of stock options	1,665	2,302	1,947
Weighted-average number of shares outstanding – diluted	137,804	140,112	142,891
Net income per share:
Basic	$1.84	$1.72	$1.43
Diluted	$1.82	$1.70	$1.41
Fair Value of Financial Instruments
The carrying amounts of Brown & Brown’s financial assets and liabilities, including cash and cash equivalents; restricted cash and short-term investments; investments; premiums, commissions and fees receivable; reinsurance recoverable; prepaid reinsurance premiums; premiums payable to insurance companies; losses and loss adjustment reserve; unearned premium; premium deposits and credits due customers and accounts payable, at December 31, 2016 and 2015, approximate fair value because of the short-term maturity of these instruments. The carrying amount of Brown & Brown’s long-term debt approximates fair value at December 31, 2016 and 2015 as our fixed-rate borrowings of $598.8 million approximate their values using market quotes of notes with the similar terms as ours, which we deem a close approximation of current market rates. The estimated fair value of the $481.3 million remaining on the term loan under our Credit Facility (as defined below) approximates the carrying value due to the variable interest rate based upon adjusted LIBOR.  See Note 2 to our Consolidated Financial Statements for the fair values related to the establishment of intangible assets and the establishment and adjustment of earn-out payables.  See Note 5 for information on the fair value of investments and Note 8 for information on the fair value of long-term debt.

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
Reinsurance
The Company protects itself from claims-related losses by reinsuring all claims risk exposure. The only line of insurance the Company underwrites is flood insurance associated with the Wright National Flood Insurance Company (“WNFIC”), which is part of our National Programs Segment. However, all exposure is reinsured with the Federal Emergency Management Agency (“FEMA”) for basic admitted policies conforming to the National Flood Insurance Program. For excess flood insurance policies, all exposure is reinsured with a reinsurance carrier with an AM Best Company rating of “A” or better. Reinsurance does not legally discharge the ceding insurer from the primary liability for the full amount due under the reinsured policies. Reinsurance premiums, commissions, expense reimbursement and reserves related to ceded business are accounted for on a basis consistent with the accounting for the original policies issued and the terms of reinsurance contracts. Premiums earned and losses and loss adjustment expenses incurred are reported net of reinsurance amounts. Other underwriting expenses are shown net of earned ceding commission income. The liabilities for unpaid losses and loss adjustment expenses and unearned premiums are reported gross of ceded reinsurance recoverable.
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
Unpaid Losses and Loss Adjustment Reserve
Unpaid losses and loss adjustment reserve include amounts determined on individual claims and other estimates based upon the past experience of WNFIC and the policyholders for IBNR claims, less anticipated salvage and subrogation recoverable. The methods of making such estimates and for establishing the resulting reserves are continually reviewed and updated, and any adjustments resulting therefrom are reflected in operations currently.
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
NOTE 2· Business Combinations
During the year ended December 31, 2016, the Company acquired the assets and assumed certain liabilities of seven insurance intermediaries, all of the stock of one insurance intermediary and three books of business (customer accounts). Additionally, miscellaneous adjustments were recorded to the purchase price allocation of certain prior acquisitions completed within the last twelve months as permitted by Accounting Standards Codification Topic 805 — Business Combinations (“ASC 805”). Such adjustments are presented in the “Other” category within the following two tables. All of these businesses were acquired primarily to expand Brown & Brown’s core business and to attract and hire high-quality individuals. The recorded purchase price for all acquisitions consummated after January 1, 2009 included an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations will be recorded in the Consolidated Statement of Income when incurred.

The fair value of earn-out obligations is based upon the present value of the expected future payments to be made to the sellers of the acquired businesses in accordance with the provisions outlined in the respective purchase agreements. In determining fair value, the acquired business’s future performance is estimated using financial projections developed by management for the acquired business and reflects market participant assumptions regarding revenue growth and/or profitability. The expected future payments are estimated on the basis of the earn-out formula and performance targets specified in each purchase agreement compared to the associated financial projections. These payments are then discounted to present value using a risk-adjusted rate that takes into consideration the likelihood that the forecasted earn-out payments will be made.
Based upon the acquisition date and the complexity of the underlying valuation work, certain amounts included in the Company’s Consolidated Financial Statements may be provisional and thus subject to further adjustments within the permitted measurement period, as defined in ASC 805. For the year ended December 31, 2016, several adjustments were made within the permitted measurement period that resulted in a decrease in the aggregate purchase price of the affected acquisitions of $917,497 relating to the assumption of certain liabilities. These measurement period adjustments have been reflected as current period adjustments for the year ended December 31, 2016 in accordance with the guidance in ASU 2015-16 “Business Combinations.” The measurement period adjustments impacted goodwill, with no effect on earnings or cash in the current period.
Cash paid for acquisitions was $124.7 million and $136.0 million in the years ended December 31, 2016 and 2015, respectively. We completed eight acquisitions (excluding book of business purchases) during the year ended December 31, 2016. We completed thirteen acquisitions (excluding book of business purchases) in the twelve-month period ended December 31, 2015.
The following table summarizes the purchase price allocation made as of the date of each acquisition for current year acquisitions and significant adjustments made during the measurement period for prior year acquisitions:

(in thousands)
Name	Business Segment	Effective Date of Acquisition	Cash Paid	Note Payable	Other Payable	Recorded Earn-Out Payable	Net Assets Acquired	Maximum Potential Earn- Out Payable
Social Security Advocates for the Disabled LLC (SSAD)	Services	February 1, 2016	$32,526	$492	$—	$971	$33,989	$3,500
Morstan General Agency, Inc. (Morstan)	Wholesale Brokerage	June 1, 2016	66,050	—	10,200	3,091	79,341	5,000
Other	Various	Various	26,140	—	464	400	27,004	7,785
Total			$124,716	$492	$10,664	$4,462	$140,334	$16,285
The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition.

(in thousands)	SSAD	Morstan	Other	Total
Cash	$2,094	$—	$—	$2,094
Other current assets	1,042	2,482	1,555	5,079
Fixed assets	307	300	77	684
Goodwill	22,352	51,454	19,570	93,376
Purchased customer accounts	13,069	26,481	11,075	50,625
Non-compete agreements	72	39	117	228
Other assets	—	—	20	20
Total assets acquired	38,936	80,756	32,414	152,106
Other current liabilities	(1,717)	(1,415)	(5,410)	(8,542)
Deferred income tax, net	(3,230)	—	—	(3,230)
Total liabilities assumed	(4,947)	(1,415)	(5,410)	(11,772)
Net assets acquired	$33,989	$79,341	$27,004	$140,334
The weighted-average useful lives for the acquired amortizable intangible assets are as follows: purchased customer accounts, 15 years; and non-compete agreements, 5 years.

Goodwill of $93.4 million was allocated to the Retail, National Programs, Wholesale Brokerage and Services Segments in the amounts of $13.1 million, $(1.2) thousand, $57.9 million and $22.4 million, respectively. Of the total goodwill of $93.4 million, $88.9 million is currently deductible for income tax purposes. The remaining $4.5 million relates to the recorded earn-out payables and will not be deductible until it is earned and paid.
For the acquisitions completed during 2016, the results of operations since the acquisition dates have been combined with those of the Company. The total revenues from the acquisitions completed through December 31, 2016, included in the Consolidated Statement of Income for the year ended December 31, 2016, were $34.2 million. The income before income taxes, including the intercompany cost of capital charge, from the acquisitions completed through December 31, 2016, included in the Consolidated Statement of Income for the year ended December 31, 2016, was $4.3 million. If the acquisitions had occurred as of the beginning of the respective periods, the Company’s results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

(UNAUDITED)	For the Year Ended December 31,
(in thousands, except per share data)	2016	2015
Total revenues	$1,789,790	$1,716,592
Income before income taxes	$428,194	$414,911
Net income	$260,346	$250,783
Net income per share:
Basic	$1.86	$1.78
Diluted	$1.84	$1.75
weighted-average number of shares outstanding:
Basic	136,139	137,810
Diluted	137,804	140,112
Acquisitions in 2015
During the year ended December 31, 2015, Brown & Brown acquired the assets and assumed certain liabilities of thirteen insurance intermediaries and four books of business (customer accounts). The cash paid for these acquisitions was $136.0 million. Additionally, miscellaneous adjustments were recorded to the purchase price allocation of certain prior acquisitions completed within the last twelve months as permitted by Accounting Standards Codification Topic 805 — Business Combinations (“ASC 805”). Such adjustments are presented in ‘Other’ within the following two tables. All of these businesses were acquired primarily to expand Brown & Brown’s core business and to attract and hire high-quality individuals.
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
The weighted-average useful lives for the acquired amortizable intangible assets are as follows: purchased customer accounts, 15 years; and non-compete agreements, 5 years.
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

For the acquisitions completed during 2015, the results of operations since the acquisition dates have been combined with those of the Company. The total revenues from the acquisitions completed through December 31, 2015, included in the Consolidated Statement of Income for the year ended December 31, 2015, were $28.2 million. The income before income taxes, including the intercompany cost of capital charge, from the acquisitions completed through December 31, 2015, included in the Consolidated Statement of Income for the year ended December 31, 2015, was $1.5 million. If the acquisitions had occurred as of the beginning of the respective periods, the Company’s results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

(UNAUDITED)	For the Year Ended December 31,
(in thousands, except per share data)	2015	2014
Total revenues	$1,688,297	$1,630,992
Income before income taxes	$411,497	$356,426
Net income	$248,720	$217,053
Net income per share:
Basic	$1.76	$1.50
Diluted	$1.73	$1.48
weighted-average number of shares outstanding:
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
The following table summarizes the purchase price allocation made as of the date of each acquisition for current year acquisitions and significant adjustment made during the measurement period for prior year acquisitions:

(in thousands)
Name	Business Segment	Effective Date of Acquisition	Cash Paid	Other Payable	Recorded Earn-Out Payable	Net Assets Acquired	Maximum Potential Earn- Out Payable
The Wright Insurance Group, LLC (Wright)	National Programs	May 1, 2014	$609,183	$1,471	$—	$610,654	$—
Pacific Resources Benefits Advisors, LLC (PacRes)	Retail	May 1, 2014	90,000	—	27,452	117,452	35,000
Axia Strategies, Inc (Axia)	Wholesale Brokerage	May 1, 2014	9,870	—	1,824	11,694	5,200
Other	Various	Various	12,798	433	3,953	17,184	9,262
Total			$721,851	$1,904	$33,229	$756,984	$49,462

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition.

(in thousands)	Wright	PacRes	Axia	Other	Total
Cash	$25,365	$—	$—	$—	$25,365
Other current assets	16,474	3,647	101	742	20,964
Fixed assets	7,172	53	24	1,724	8,973
Reinsurance recoverable	25,238	—	—	—	25,238
Prepaid reinsurance premiums	289,013	—	—	—	289,013
Goodwill	420,209	76,023	7,276	10,417	513,925
Purchased customer accounts	213,677	38,111	4,252	4,384	260,424
Non-compete agreements	966	21	41	166	1,194
Other assets	20,045	—	—	—	20,045
Total assets acquired	1,018,159	117,855	11,694	17,433	1,165,141
Other current liabilities	(14,322)	(403)	—	(249)	(14,974)
Losses and loss adjustment reserve	(25,238)	—	—	—	(25,238)
Unearned premiums	(289,013)	—	—	—	(289,013)
Deferred income tax, net	(46,566)	—	—	—	(46,566)
Other liabilities	(32,366)	—	—	—	(32,366)
Total liabilities assumed	(407,505)	(403)	—	(249)	(408,157)
Net assets acquired	$610,654	$117,452	$11,694	$17,184	$756,984
The weighted-average useful lives for the acquired amortizable intangible assets are as follows: purchased customer accounts, 15 years; and non-compete agreements, 3.4 years.
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
For the acquisitions completed during 2014, the results of operations since the acquisition dates have been combined with those of the Company. The total revenues and income before income taxes, including the intercompany cost of capital, from the acquisitions completed through December 31, 2014, included in the Consolidated Statement of Income for the year ended December 31, 2014, were $112.2 million and $(1.3) million, respectively. If the acquisitions had occurred as of the beginning of the respective periods, the Company’s results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

(UNAUDITED)	For the Year Ended December 31,
(in thousands, except per share data)	2014	2013
Total revenues	$1,630,162	$1,520,858
Income before income taxes	$358,229	$409,522
Net income	$218,150	$248,628
Net income per share:
Basic	$1.51	$1.72
Diluted	$1.49	$1.70
Weighted-average number of shares outstanding:
Basic	140,944	141,033
Diluted	142,891	142,624
As of December 31, 2016, the maximum future contingency payments related to all acquisitions totaled $117.2 million, all of which relates to acquisitions consummated subsequent to January 1, 2009.
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
As of December 31, 2016, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820-Fair Value Measurement. The resulting additions, payments, and net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the years ended December 31, 2016, 2015 and 2014 were as follows:

	For the Year Ended December 31,
(in thousands)	2016	2015	2014
Balance as of the beginning of the period	$78,387	$75,283	$43,058
Additions to estimated acquisition earn-out payables	4,462	36,899	34,356
Payments for estimated acquisition earn-out payables	(28,213)	(36,798)	(12,069)
Subtotal	54,636	75,384	65,345
Net change in earnings from estimated acquisition earn-out payables:
Change in fair value on estimated acquisition earn-out payables	6,338	13	7,375
Interest expense accretion	2,847	2,990	2,563
Net change in earnings from estimated acquisition earn-out payables	9,185	3,003	9,938
Balance as of December 31,	$63,821	$78,387	$75,283
Of the $63.8 million estimated acquisition earn-out payables as of December 31, 2016, $31.8 million was recorded as accounts payable and $32.0 million was recorded as other non-current liabilities. Included within additions to estimated acquisition earn-out payables are any adjustments to opening balance sheet items prior to the one-year anniversary date and may therefore differ from previously reported amounts. Of the $78.4 million estimated acquisition earn-out payables as of December 31, 2015, $25.3 million was recorded as accounts payable and $53.1 million was recorded as other non-current liabilities. Of the $75.3 million estimated acquisition earn-out payables as of December 31, 2014, $26.0 million was recorded as accounts payable and $49.3 million was recorded as an other non-current liability.
NOTE 3· Goodwill
The changes in the carrying value of goodwill by reportable segment for the years ended December 31, are as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Total
Balance as of January 1, 2015	$1,231,869	$886,095	$222,356	$120,291	$2,460,611
Goodwill of acquired businesses	113,767	18,009	4,605	—	136,381
Goodwill disposed of relating to sales of businesses	—	(2,238)	—	(8,071)	(10,309)
Balance as of December 31, 2015	$1,345,636	$901,866	$226,961	$112,220	$2,586,683
Goodwill of acquired businesses	13,117	(1)	57,908	22,352	93,376
Goodwill of transferred businesses	571	(571)	—	—	—
Goodwill disposed of relating to sales of businesses	(4,657)	—	—	—	(4,657)
Balance as of December 31, 2016	$1,354,667	$901,294	$284,869	$134,572	$2,675,402

NOTE 4· Amortizable Intangible Assets
Amortizable intangible assets at December 31, 2016 and 2015 consisted of the following:

	December 31, 2016				December 31, 2015
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life in Years(1)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life in Years(1)
Purchased customer accounts	$1,447,680	$(741,770)	$705,910	15.0	$1,398,986	$(656,799)	$742,187	15.0
Non-compete agreements	29,668	(28,124)	1,544	6.8	29,440	(26,947)	2,493	6.8
Total	$1,477,348	$(769,894)	$707,454		$1,428,426	$(683,746)	$744,680

(1)	Weighted-average life calculated as of the date of acquisition.
Amortization expense for amortizable intangible assets for the years ending December 31, 2017, 2018, 2019, 2020 and 2021 is estimated to be $84.9 million, $79.6 million, $75.1 million, $67.8 million, and $64.5 million, respectively.
NOTE 5· Investments
At December 31, 2016, the Company’s amortized cost and fair values of fixed maturity securities are summarized as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities, obligations of U.S. Government agencies and Municipals	$26,280	$11	$(59)	$26,232
Corporate debt	2,358	13	(1)	2,370
Total	$28,638	$24	$(60)	$28,602
At December 31, 2016, the Company held $26.28 million in fixed income securities composed of U.S Treasury securities, securities issued by U.S. Government agencies and Municipalities, and $2.4 million issued by corporations with investment grade ratings. Of the total, $5.6 million is classified as short-term investments on the Consolidated Balance Sheet as maturities are less than one year in duration. Additionally, the Company holds $9.5 million in short-term investments which are related to time deposits held with various financial institutions.
For securities in a loss position, the following table shows the investments’ gross unrealized loss and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2016:

(in thousands)	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities, obligations of U.S. Government agencies and Municipals	$14,663	$(59)	$—	$—	$14,663	$(59)
Foreign Government	—	—	—	—	—	—
Corporate debt	1,001	(1)	—	—	1,001	(1)
Total	$15,664	$(60)	$—	$—	$15,664	$(60)
The unrealized losses from corporate issuers were caused by interest rate increases. At December 31, 2016, the Company had 20 securities in an unrealized loss position. The corporate securities are highly rated securities with no indicators of potential impairment. Based upon the ability and intent of the Company to hold these investments until recovery of fair value, which may be maturity, the bonds were not considered to be other-than-temporarily impaired at December 31, 2016.

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
The unrealized losses in the Company’s investments in U.S. Treasury Securities and obligations of U.S. Government Agencies and bonds from corporate issuers were caused by interest rate increases. At December 31, 2015, the Company had 35 securities in an unrealized loss position. The contractual cash flows of the U.S. Treasury Securities and obligations of the U.S. Government agencies investments are either guaranteed by the U.S. Government or an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. The corporate securities are highly rated securities with no indicators of potential impairment. Based upon the ability and intent of the Company to hold these investments until recovery of fair value, which may be maturity, the bonds were not considered to be other-than-temporarily impaired at December 31, 2015.
The amortized cost and estimated fair value of the fixed maturity securities at December 31, 2016 by contractual maturity are set forth below:

(in thousands)	Amortized Cost	Fair Value
Years to maturity:
Due in one year or less	$5,551	$5,554
Due after one year through five years	22,757	22,708
Due after five years through ten years	330	340
Total	$28,638	$28,602
The amortized cost and estimated fair value of the fixed maturity securities at December 31, 2015 by contractual maturity are set forth below:

(in thousands)	Amortized Cost	Fair Value
Years to maturity:
Due in one year or less	$5,726	$5,722
Due after one year through five years	12,038	12,041
Due after five years through ten years	330	329
Total	$18,094	$18,092
The expected maturities in the foregoing table may differ from the contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalty.

Proceeds from the sales and maturity of the Company’s investment in fixed maturity securities were $6.0 million. This along with maturing time deposits and the utilization of funds from a money market account of $9.1 million yielded total cash proceeds from the sale of investments of $18.9 million in the period of January 1, 2016 to December 31, 2016. These proceeds were used to purchase additional fixed maturity securities. The gains and losses realized on those sales for the period from January 1, 2016 to December 31, 2016 were insignificant. Additionally, there was a sale of the short-duration fixed income fund which resulted in cash proceeds of $1.7 million, as the fund was liquidated in the third quarter of 2016. Gains on this sale were also insignificant.
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
At December 31, 2016, investments with a fair value of approximately $4.0 million were on deposit with state insurance departments to satisfy regulatory requirements.
NOTE 6· Fixed Assets
Fixed assets at December 31 consisted of the following:

(in thousands)	2016	2015
Furniture, fixtures and equipment	$177,823	$169,682
Leasehold improvements	33,137	32,132
Land, buildings and improvements	3,375	3,370
Total cost	214,335	205,184
Less accumulated depreciation and amortization	(138,528)	(123,431)
Total	$75,807	$81,753
Depreciation and amortization expense for fixed assets amounted to $21.0 million in 2016, $20.9 million in 2015, and $20.9 million in 2014.
NOTE 7· Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities at December 31 consisted of the following:

(in thousands)	2016	2015
Accrued bonuses	$82,438	$76,210
Accrued compensation and benefits	45,771	39,366
Accrued rent and vendor expenses	28,669	29,225
Reserve for policy cancellations	9,567	9,617
Accrued interest	6,441	6,375
Other	29,103	31,274
Total	$201,989	$192,067

NOTE 8· Long-Term Debt
Long-term debt at December 31, 2016 and 2015 consisted of the following:

(in thousands)	December 31, 2016	December 31, 2015
Current portion of long-term debt:
Current portion of 5-year term loan facility expires 2019	$55,000	$48,125
5.660% senior notes, Series C, semi-annual interest payments, balloon due 2016	—	25,000
Short-term promissory note	500	—
Total current portion of long-term debt	55,500	73,125
Long-term debt:
Note agreements:
4.500% senior notes, Series E, quarterly interest payments, balloon due 2018	100,000	100,000
4.200% senior notes, semi-annual interest payments, balloon due 2024	498,785	498,628
Total notes	598,785	598,628
Credit agreements:
5-year term loan facility, periodic interest and principal payments, LIBOR plus up to 1.750%, expires May 20, 2019	426,250	481,250
5-year revolving loan facility, periodic interest payments, currently LIBOR plus up to 1.500%, plus commitment fees up to 0.250%, expires May 20, 2019	—	—
Revolving credit loan, quarterly interest payments, LIBOR plus up to 1.400% and availability fee up to 0.250%, expires December 31, 2016	—	—
Total credit agreements	426,250	481,250
Debt issuance costs (contra)	(6,663)	(8,260)
Total long-term debt less unamortized discount and debt issuance costs	1,018,372	1,071,618
Current portion of long-term debt	55,500	73,125
Total debt	$1,073,872	$1,144,743
On December 22, 2006, the Company entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). The initial issuance of notes under the Master Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.660% per year. On February 1, 2008, $25.0 million in Series D Senior Notes due January 15, 2015, with a fixed interest rate of 5.370% per year, were issued. On September 15, 2011, and pursuant to a Confirmation of Acceptance (the “Confirmation”), dated January 21, 2011, in connection with the Master Agreement, $100.0 million in Series E Senior Notes were issued and are due September 15, 2018, with a fixed interest rate of 4.500% per year. The Series E Senior Notes were issued for the sole purpose of retiring existing senior notes. On January 15, 2015, the Series D Notes were redeemed at maturity using cash proceeds to pay off the principal of $25.0 million plus any remaining accrued interest. On December 22, 2016, the Series C Notes were redeemed at maturity using cash proceeds to pay off the principal of $25.0 million plus any remaining accrued interest. As of December 31, 2016, there was an outstanding debt balance issued under the provisions of the Master Agreement of $100.0 million.
On July 1, 2013, in conjunction with the acquisition of Beecher Carlson Holdings, Inc., the Company entered into a revolving loan agreement (the “Wells Fargo Agreement”) with Wells Fargo Bank, N.A. that provided for a $50.0 million revolving line of credit (the “Wells Fargo Revolver”). On April 16, 2014, in connection with the signing of the Credit Facility (as defined below) an amendment to the agreement was established to reduce the total revolving loan commitment from $50.0 million to $25.0 million. The Wells Fargo Revolver may be increased by up to $50.0 million (bringing the total amount available to $75.0 million). The calculation of interest and fees for the Wells Fargo Agreement is generally based upon the Company’s funded debt-to-EBITDA ratio. Interest is charged at a rate equal to 1.000% to 1.400% above LIBOR or 1.000% below the Base Rate, each as more fully described in the Wells Fargo Agreement. Fees include an up-front fee, an availability fee of 0.175% to 0.250%, and a letter of credit margin fee of 1.000% to 1.400%. The obligations under the Wells Fargo Revolver are unsecured and the Wells Fargo Agreement includes various covenants, limitations and events of default that are customary for similar facilities for similar borrowers. The maturity date for the Wells Fargo Revolver was December 31, 2016. However, on March 14, 2016, the Wells Fargo Revolver was terminated before its maturity date with no fees incurred. There were no borrowings against the Wells Fargo Revolver as of December 31, 2016 or as of December 31, 2015.
On April 17, 2014, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A. as administrative agent and certain other banks as co-syndication agents and co-documentation agents (the “Credit Agreement”). The Credit Agreement in the amount of $1,350.0 million provides for an unsecured revolving credit facility (the “Credit Facility”) in the initial amount of $800.0 million and unsecured term loans in the initial amount of $550.0 million, either or both of which may, subject to lenders’ discretion, potentially be increased by up to $500.0 million. The Credit Facility was funded on May 20, 2014 in conjunction with the closing of the Wright acquisition, with the $550.0 million term loan being funded as well as a drawdown of $375.0 million on the revolving loan facility. Use of these proceeds was to retire existing term loan debt and to facilitate the closing of the Wright acquisition as well as other acquisitions. The Credit Facility terminates on May 20, 2019, but either or both of the revolving credit facility and the term loans may be extended for two additional one-year periods at the Company’s request and at the discretion of the respective lenders. Interest and facility fees in respect to the Credit Facility are based upon the better of the Company’s net debt leverage ratio or a non-credit enhanced senior unsecured long-term debt rating. Based upon the Company’s net debt leverage ratio, the rates of interest charged on the term loan are 1.000% to 1.750%, and the revolving loan is 0.850% to 1.500% above the adjusted LIBOR rate for outstanding amounts drawn. There are fees included in the facility which include a facility fee based upon the revolving credit commitments of the lenders (whether used or unused) at a rate of 0.150% to 0.250% and letter of credit fees based upon the amounts of outstanding secured or unsecured letters of credit. The Credit Facility includes various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers. As of December 31, 2016 and 2015, there was an outstanding debt balance issued under the provisions of the Credit Facility in total of $481.3 million and $529.4 million respectively, with no borrowings outstanding relative to the revolving loan. Per the terms of the agreement, scheduled principal payments of $55.0 million are due in 2017.
On September 18, 2014, the Company issued $500.0 million of 4.200% unsecured senior notes due in 2024. The senior notes were given investment grade ratings of BBB-/Baa3 with a stable outlook. The notes are subject to certain covenant restrictions and regulations which are customary for credit rated obligations. At the time of funding, the proceeds were offered at a discount of the original note amount which also excluded an underwriting fee discount. The net proceeds received from the issuance were used to repay the outstanding balance of $475.0 million on the revolving Credit Facility and for other general corporate purposes. As of December 31, 2016 and 2015, there was an outstanding debt balance of $500.0 million exclusive of the associated discount balance.
The Master Agreement, Wells Fargo Agreement and the Credit Agreement all require the Company to maintain certain financial ratios and comply with certain other covenants. The Company was in compliance with all such covenants as of December 31, 2016 and 2015.
The 30-day Adjusted LIBOR Rate as of December 31, 2016 was 0.813%.
Interest paid in 2016, 2015 and 2014 was $37.7 million, $37.5 million, and $25.1 million, respectively.
At December 31, 2016, maturities of long-term debt were $55.5 million in 2017, $155.0 million in 2018, $371.3 million in 2019, and $500.0 million in 2024.
NOTE 9· Income Taxes
Significant components of the provision for income taxes for the years ended December 31 are as follows:

(in thousands)	2016	2015	2014
Current:
Federal	$126,145	$118,490	$109,893
State	21,110	17,625	15,482
Foreign	590	430	109
Total current provision	147,845	136,545	125,484
Deferred:
Federal	15,551	18,416	5,987
State	2,612	4,280	1,440
Foreign	—	—	(58)
Total deferred provision	18,163	22,696	7,369
Total tax provision	$166,008	$159,241	$132,853

A reconciliation of the differences between the effective tax rate and the federal statutory tax rate for the years ended December 31 is as follows:

	2016	2015	2014
Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.9	3.9	3.3
Non-deductible employee stock purchase plan expense	0.3	0.3	0.3
Non-deductible meals and entertainment	0.3	0.3	0.4
Other, net	(0.3)	0.1	0.1
Effective tax rate	39.2%	39.6%	39.1%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the corresponding amounts used for income tax reporting purposes.
Significant components of Brown & Brown’s current deferred tax assets as of December 31 are as follows:

(in thousands)	2016	2015
Current deferred tax assets:
Deferred profit-sharing contingent commissions	$10,567	$9,767
Net operating loss carryforwards	10	10
Accruals and reserves	14,032	14,858
Total current deferred tax assets	$24,609	$24,635
Significant components of Brown & Brown’s non-current deferred tax liabilities and assets as of December 31 are as follows:

(in thousands)	2016	2015
Non-current deferred tax liabilities:
Fixed assets	$6,425	$8,585
Net unrealized holding (loss)/gain on available-for-sale securities	(12)	(9)
Intangible assets	422,478	393,251
Total non-current deferred tax liabilities	428,891	401,827
Non-current deferred tax assets:
Deferred compensation	44,912	38,966
Net operating loss carryforwards	2,384	2,518
Valuation allowance for deferred tax assets	(700)	(606)
Total non-current deferred tax assets	46,596	40,878
Net non-current deferred tax liability	$382,295	$360,949
Income taxes paid in 2016, 2015 and 2014 were $143.1 million, $132.9 million, and $118.3 million respectively.
At December 31, 2016, Brown & Brown had net operating loss carryforwards of $156,435 and $60.2 million for federal and state income tax reporting purposes, respectively, portions of which expire in the years 2017 through 2036. The federal carryforward is derived from insurance operations acquired by Brown & Brown in 2001. The state carryforward amount is derived from the operating results of certain subsidiaries and from the 2013 stock acquisition of Beecher Carlson Holdings, Inc.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2016	2015	2014
Unrecognized tax benefits balance at January 1	$584	$113	$391
Gross increases for tax positions of prior years	412	773	—
Gross decreases for tax positions of prior years	(41)	—	(21)
Settlements	(205)	(302)	(257)
Unrecognized tax benefits balance at December 31	$750	$584	$113

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2016 and 2015, the Company had $86,191 and $102,171 of accrued interest and penalties related to uncertain tax positions, respectively.
The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized was $750,258 as of December 31, 2016 and $583,977 as of December 31, 2015. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.
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
The Company is subject to taxation in the United States and various state jurisdictions. The Company is also subject to taxation in the United Kingdom. In the United States, federal returns for fiscal years 2013 through 2016 remain open and subject to examination by the IRS. The Company files and remits state income taxes in various states where the Company has determined it is required to file state income taxes. The Company’s filings with those states remain open for audit for the fiscal years 2011 through 2016. In the United Kingdom, the Company’s filings remain open for audit for the fiscal years 2015 and 2016.
The federal income tax returns of The Wright Insurance Group are currently under IRS audit for the short period ended May 1, 2014. Also during 2016, the Company settled the previously disclosed State of Kansas audit for fiscal years 2012 through 2014 in the amount of $204,695.  The Company and one of its subsidiaries, The Advocator Group, LLC, is currently under examination by the State of Massachusetts for the fiscal year 2013 through 2014.  There are no other federal or state income tax audits as of December 31, 2016.
In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. As of December 31, 2016, we have not made a provision for U.S. or additional foreign withholding taxes on approximately $2.6 million of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.
NOTE 10· Employee Savings Plan
The Company has an Employee Savings Plan (401(k)) in which substantially all employees with more than 30 days of service are eligible to participate. Under this plan, Brown & Brown makes matching contributions of up to 4.0% of each participant’s annual compensation. Prior to 2014, the Company’s matching contribution was up to 2.5% of each participant’s annual compensation with a discretionary profit-sharing contribution each year, which equaled 1.5% of each eligible employee’s compensation. The Company’s contributions to the plan totaled $19.3 million in 2016, $17.8 million in 2015, and $15.8 million in 2014.
NOTE 11· Stock-Based Compensation
Performance Stock Plan
In 1996, Brown & Brown adopted and the shareholders approved a performance stock plan, under which until the suspension of the plan in 2010, up to 14,400,000 Performance Stock Plan (“PSP”) shares could be granted to key employees contingent on the employees’ future years of service with Brown & Brown and other performance-based criteria established by the Compensation Committee of the Company’s Board of Directors. Before participants may take full title to Performance Stock, two vesting conditions must be met. Of the grants currently outstanding, specified portions satisfied the first condition for vesting based upon 20% incremental increases in the 20-trading-day average stock price of Brown & Brown’s common stock from the price on the business day prior to date of grant. Performance Stock that has satisfied the first vesting condition is considered “awarded shares.” Awarded shares are included as issued and outstanding common stock shares and are included in the calculation of basic and diluted EPS. Dividends are paid on awarded shares and participants may exercise voting privileges on such shares. Awarded shares satisfy the second condition for vesting on the earlier of a participant’s: (i) 15 years of continuous employment with Brown & Brown from the date shares are granted to the participants (or, in the case of the July 2009 grant to Powell Brown, 20 years); (ii) attainment of age 64 (on a prorated basis corresponding to the number of years since the date of grant); or (iii) death or disability. On April 28, 2010, the PSP was suspended and any remaining authorized, but unissued shares, as well as any shares forfeited in the future, will be reserved for issuance under the 2010 Stock Incentive Plan (the “SIP”).
At December 31, 2016, 5,174,190 shares had been granted under the PSP. As of December 31, 2016, 1,003,275 shares had met the first condition of vesting and had been awarded, and 4,170,915 shares had satisfied both conditions of vesting and had been distributed to participants. Of the shares that have not vested as of December 31, 2016, the initial stock prices ranged from $13.65 to $25.68.
The Company uses a path-dependent lattice model to estimate the fair value of PSP grants on the grant date.

A summary of PSP activity for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Weighted- Average Grant Date Fair Value	Granted Shares	Awarded Shares	Shares Not Yet Awarded
Outstanding at January 1, 2014	$8.62	2,371,287	2,295,852	75,435
Granted	$—	—	—	—
Awarded	$—	—	—	—
Vested	$16.76	(277,009)	(277,009)	—
Forfeited	$9.75	(165,647)	(115,630)	(50,017)
Outstanding at December 31, 2014	$8.71	1,928,631	1,903,213	25,418
Granted	$—	—	—	—
Awarded	$—	—	—	—
Vested	$5.55	(208,889)	(208,889)	—
Forfeited	$9.78	(117,528)	(100,110)	(17,418)
Outstanding at December 31, 2015	$9.03	1,602,214	1,594,214	8,000
Granted	$—	—	—	—
Awarded	$—	—	4,000	(4,000)
Vested	$6.39	(506,422)	(506,422)	—
Forfeited	$10.52	(92,517)	(88,517)	(4,000)
Outstanding at December 31, 2016	$10.23	1,003,275	1,003,275	—
The total fair value of PSP grants that vested during each of the years ended December 31, 2016, 2015 and 2014 was $18.1 million, $6.8 million and $8.4 million, respectively.
Stock Incentive Plan
On April 28, 2010, the shareholders of Brown & Brown, Inc. approved the Stock Incentive Plan (“SIP”) that provides for the granting of stock options, stock, restricted stock units, and/or stock appreciation rights to employees and directors contingent on criteria established by the Compensation Committee of the Company’s Board of Directors. The principal purpose of the SIP is to attract, incentivize and retain key employees by offering those persons an opportunity to acquire or increase a direct proprietary interest in the Company’s operations and future success. The SIP includes a sub-plan applicable to Decus Insurance Brokers Limited (“Decus”) which, is a subsidiary of Decus Holdings (U.K.) Limited. The shares of stock reserved for issuance under the SIP are any shares that are authorized for issuance under the PSP and not already subject to grants under the PSP, and that were outstanding as of April 28, 2010, the date of suspension of the PSP, together with PSP shares and SIP shares forfeited after that date. As of April 28, 2010, 6,046,768 shares were available for issuance under the PSP, which were then transferred to the SIP. In addition, in May 2016 our shareholders approved an amendment to the SIP to increase the shares available for issuance by an additional 1,200,000.
The Company has granted stock grants to our employees in the form of Restricted Stock Awards and Peformance Stock Awards under the SIP. To date, a substantial majority of stock grants to employees under the SIP vest in four to ten years The Performance Stock Awards are subject to the achievement of certain performance criteria by grantees, which may include growth in a defined book of business, organic growth and operating profit growth of a profit center, EBITDA growth, organic growth of the Company and consolidated EPS growth at certain levels of the Company. The performance measurement period ranges from three to five years. Beginning in 2016, certain Performance Stock Awards have a payout range between 0% to 200% depending on the achievement against the stated performance target. Prior to 2016, the majority of the grants had a binary performance measurement criteria that only allowed for 0% or 100% payout.
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
In 2015, 481,166 shares were granted under the SIP. Of the shares granted in 2015, 164,646 shares will vest upon the grantees’ completion of between five and seven years of service with the Company, and because grantees have the right to vote the shares and receive dividends immediately after the date of grant these shares are considered awarded and outstanding under the two-class method.
In 2016, 972,099 shares were granted under the SIP. Of the shares granted in 2016, 182,653 shares will vest upon the grantees’ completion of five years of service with the Company, and because grantees have the right to vote the shares and receive dividends immediately after the date of grant these shares are considered awarded and outstanding under the two-class method.
Additionally, non-employee members of the Board of Directors received shares annually issued pursuant to the SIP as part of their annual compensation. A total of 36,919 SIP shares were issued to these directors in 2011 and 2012, of which 11,682 were issued in January 2011, 12,627 in January 2012, and 12,610 in December 2012. The shares issued in December 2012 were issued at that earlier time rather than in January 2013 pursuant to action of the Board of Directors. No additional shares were granted or issued to the non-employee members of the Board of Directors in 2013. A total of 9,870 shares were issued to these directors in January 2014, 15,700 shares were issued in January 2015 and 16,860 shares were issued in January 2016.
The following table sets forth information as of December 31, 2016, 2015, and 2014, with respect to the number of time-based restricted shares granted and awarded, the number of performance-based restricted shares granted, and the number of performance-based restricted shares awarded under our Performance Stock Plan and 2010 Stock Incentive Plan:

Year	Time-Based Restricted Stock Granted and Awarded	Performance-Based Restricted Stock Granted		Performance-Based Restricted Stock Awarded
2016	182,653	789,446	(1)	1,435,319
2015	164,646	316,520		—
2014	113,088	309,484		—

(1)
Of the 789,446 shares of performance-based restricted stock granted in 2016, the payout for 353,132 shares may be increased up to 200% of the target or decreased to zero, subject to the level of performance attained. The amount reflected in the table includes all restricted stock grants at a target payout of 100%.

At December 31, 2016, 3,729,566 shares were available for future grants. This amount is calculated assuming the maximum payout for all restricted stock grants. The payout for 321,955 shares of our outstanding performance-based restricted stock grants may be increased up to 200% of the target or decreased to zero, subject to the level of performance attained.
The Company uses the closing stock price on the day prior to the grant date to determine the fair value of SIP grants and then applies an estimated forfeiture factor to estimate the annual expense. Additionally, the Company uses the path-dependent lattice model to estimate the fair value of grants with PSP-type vesting conditions as of the grant date. SIP shares that satisfied the first vesting condition for PSP-type grants or the established performance criteria are considered awarded shares. Awarded shares are included as issued and outstanding common stock shares and are included in the calculation of basic and diluted EPS.

A summary of SIP activity for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Weighted- Average Grant Date Fair Value	Granted Shares	Awarded Shares	Shares Not Yet Awarded
Outstanding at January 1, 2014	$27.96	6,606,101	995,717	5,610,384
Granted	$31.02	422,572	113,088	309,484
Awarded	$—	—	—	—
Vested	$—	—	—	—
Forfeited	$27.41	(369,626)	(47,915)	(321,711)
Outstanding at December 31, 2014	$28.19	6,659,047	1,060,890	5,598,157
Granted	$31.74	481,166	164,646	316,520
Awarded	$—	—	—	—
Vested	$—	—	—	—
Forfeited	$26.32	(863,241)	(95,542)	(767,699)
Outstanding at December 31, 2015	$28.74	6,276,972	1,129,994	5,146,978
Granted	$35.52	972,099	182,653	789,446	(1)
Awarded	$24.93	—	1,431,319	(1,431,319)
Vested	$27.31	(166,884)	(166,884)	—
Forfeited	$25.34	(954,131)	(175,788)	(778,343)
Outstanding at December 31, 2016	$29.96	6,128,056	2,401,294	3,726,762

(1)
Of the 789,446 shares of performance-based restricted stock granted in 2016, the payout for 353,132 shares may be increased up to 200% of the target or decreased to zero, subject to the level of performance attained. The amount reflected in the table includes all restricted stock grants at a target payout of 100%.

Employee Stock Purchase Plan
The Company has a shareholder-approved Employee Stock Purchase Plan (“ESPP”) with a total of 17,000,000 authorized shares of which 4,680,263 were available for future subscriptions as of December 31, 2016. Employees of the Company who regularly work more than 20 hours per week are eligible to participate in the ESPP. Participants, through payroll deductions, may allot up to 10% of their compensation, up to a maximum of $25,000, to purchase Company stock between August 1st of each year and the following July 31st (the “Subscription Period”) at a cost of 85% of the lower of the stock price as of the beginning or end of the Subscription Period.
The Company estimates the fair value of an ESPP share option as of the beginning of the Subscription Period as the sum of: (1) 15% of the quoted market price of the Company’s stock on the day prior to the beginning of the Subscription Period, and (2) 85% of the value of a one-year stock option on the Company stock using the Black-Scholes option-pricing model. The estimated fair value of an ESPP share option as of the Subscription Period beginning in August 2016 was $7.61. The fair values of an ESPP share option as of the Subscription Periods beginning in August 2015 and 2014, were $6.43 and $6.39, respectively.
For the ESPP plan years ended July 31, 2016, 2015 and 2014, the Company issued 514,665, 539,389, and 512,521 shares of common stock, respectively. These shares were issued at an aggregate purchase price of $15.0 million, or $29.23 per share, in 2016, $14.4 million, or $26.62 per share, in 2015, and $13.4 million, or $26.16 per share, in 2014.

For the five months ended December 31, 2016, 2015 and 2014 (portions of the 2016-2017, 2015-2016 and 2014-2015 plan years), 247,023; 231,803; and 235,794 shares of common stock (from authorized but unissued shares), respectively, were subscribed to by ESPP participants for proceeds of approximately $7.7 million, $6.8 million and $6.3 million, respectively.
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
A summary of stock option activity for the years ended December 31, 2016, 2015 and 2014 is as follows:

Stock Options	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2014	622,945	$18.39	4.1	$7,289
Granted	—	$—
Exercised	(106,589)	$18.48
Forfeited	(46,000)	$18.48
Expired	—	$—
Outstanding at December 31, 2014	470,356	$18.57	3.1	$5,087
Granted	—	$—
Exercised	(151,767)	$18.48
Forfeited	(49,000)	$19.36
Expired	—	$—
Outstanding at December 31, 2015	269,589	$18.48	2.2	$2,395
Granted	—	$—
Exercised	(64,589)	$18.48
Forfeited	(30,000)	$18.48
Expired	—	$—
Outstanding at December 31, 2016	175,000	$18.48	1.2	$4,616
Ending vested and expected to vest at December 31, 2016	175,000	$18.48	1.2	$4,616
Exercisable at December 31, 2016	175,000	$18.48	1.2	$4,616
Exercisable at December 31, 2015	164,589	$18.48	2.2	$2,241
Exercisable at December 31, 2014	316,356	$18.48	3.2	$4,565
The following table summarizes information about stock options outstanding at December 31, 2016:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$18.48	175,000	1.2	$18.48	175,000	$18.48
Totals	175,000	1.2	$18.48	175,000	$18.48
The total intrinsic value of options exercised, determined as of the date of exercise, during the years ended December 31, 2016, 2015 and 2014 was $1.0 million, $2.2 million and $1.3 million, respectively. The total intrinsic value is calculated as the difference between the exercise price of all underlying awards and the quoted market price of the Company’s stock for all in-the-money stock options at December 31, 2016, 2015 and 2014, respectively.
There are no option shares available for future grant under the ISOP since this plan expired as of December 31, 2008.

Summary of Non-Cash Stock-Based Compensation Expense
The non-cash stock-based compensation expense for the years ended December 31 is as follows:

(in thousands)	2016	2015	2014
Stock Incentive Plan	$11,049	$11,111	$14,447
Employee Stock Purchase Plan	3,698	3,430	2,425
Performance Stock Plan	1,305	972	2,354
Incentive Stock Option Plan	—	—	137
Total	$16,052	$15,513	$19,363
Summary of Unrecognized Compensation Expense
As of December 31, 2016, there was approximately $92.1 million of unrecognized compensation expense related to all non-vested stock-based compensation arrangements granted under the Company’s stock-based compensation plans. That expense is expected to be recognized over a weighted-average period of 4.3 years.
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

	For the Year Ended December 31,
(in thousands)	2016	2015	2014
Cash paid during the period for:
Interest	$37,652	$37,542	$25,115
Income taxes	$143,111	$132,874	$118,290
Brown & Brown’s significant non-cash investing and financing activities are summarized as follows:

	For the Year Ended December 31,
(in thousands)	2016	2015	2014
Other payables issued for purchased customer accounts	$10,664	$10,029	$1,930
Estimated acquisition earn-out payables and related charges	$4,463	$36,899	$33,229
Notes payable issued or assumed for purchased customer accounts	$492	$—	$—
Notes received on the sale of fixed assets and customer accounts	$22	$7,755	$6,340

NOTE 13· Commitments and Contingencies
Operating Leases
Brown & Brown leases facilities and certain items of office equipment under non-cancelable operating lease arrangements expiring on various dates through 2042. The facility leases generally contain renewal options and escalation clauses based upon increases in the lessors’ operating expenses and other charges. Brown & Brown anticipates that most of these leases will be renewed or replaced upon expiration. At December 31, 2016, the aggregate future minimum lease payments under all non-cancelable lease agreements were as follows:

(in thousands)
2017	$42,727
2018	39,505
2019	34,277
2020	29,393
2021	22,222
Thereafter	45,036
Total minimum future lease payments	$213,160
Rental expense in 2016, 2015 and 2014 for operating leases totaled $49.3 million, $46.0 million, and $49.0 million, respectively.
Legal Proceedings
The Company records losses for claims in excess of the limits of, or outside the coverage of, applicable insurance at the time and to the extent they are probable and estimable. In accordance with ASC Topic 450-Contingencies, the Company accrues anticipated costs of settlement, damages, losses for liability claims and, under certain conditions, costs of defense, based upon historical experience or to the extent specific losses are probable and estimable. Otherwise, the Company expenses these costs as incurred. If the best estimate of a probable loss is a range rather than a specific amount, the Company accrues the amount at the lower end of the range.
The Company’s accruals for legal matters that were probable and estimable were not material at December 31, 2016 and 2015. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could adversely impact the Company’s operating results, cash flows and overall liquidity. The Company maintains third-party insurance policies to provide coverage for certain legal claims, in an effort to mitigate its overall exposure to unanticipated claims or adverse decisions. However, as (i) one or more of the Company’s insurance carriers could take the position that portions of these claims are not covered by the Company’s insurance, (ii) to the extent that payments are made to resolve claims and lawsuits, applicable insurance policy limits are eroded and (iii) the claims and lawsuits relating to these matters are continuing to develop, it is possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by unfavorable resolutions of these matters. Based upon the AM Best Company ratings of these third-party insurers, management does not believe there is a substantial risk of an insurer’s material non-performance related to any current insured claims.
On the basis of current information, the availability of insurance and legal advice, in management’s opinion, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, would have a material adverse effect on its financial condition, operations and/or cash flows.

NOTE 14· Quarterly Operating Results (Unaudited)
Quarterly operating results for 2016 and 2015 were as follows:

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016
Total revenues	$424,173	$446,518	$462,274	$433,664
Total expenses	$321,624	$337,441	$345,302	$338,763
Income before income taxes	$102,549	$109,077	$116,972	$94,901
Net income	$62,070	$66,250	$71,545	$57,626
Net income per share:
Basic	$0.45	$0.47	$0.51	$0.41
Diluted	$0.44	$0.47	$0.50	$0.41
2015
Total revenues	$404,298	$419,447	$432,167	$404,597
Total expenses	$310,520	$318,533	$319,337	$309,560
Income before income taxes	$93,778	$100,914	$112,830	$95,037
Net income	$56,951	$61,005	$67,427	$57,935
Net income per share:
Basic	$0.40	$0.43	$0.48	$0.41
Diluted	$0.39	$0.43	$0.47	$0.41
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
Brown & Brown conducts all of its operations within the United States of America, except for a wholesale brokerage operation based in London, England, and retail operations in Bermuda and the Cayman Islands. These operations earned $14.5 million, $13.4 million and $13.3 million of total revenues for the years ended December 31, 2016, 2015 and 2014, respectively. Long-lived assets held outside of the United States during each of these three years were not material.
The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its segments based upon revenues and income before income taxes. Inter-segment revenues are eliminated.
Summarized financial information concerning the Company’s reportable segments is shown in the following table. The “Other” column includes any income and expenses not allocated to reportable segments and corporate-related items, including the intercompany interest expense charge to the reporting segment.
Segment results for prior periods have been recast to reflect the current year segmental structure. Certain reclassifications have been made to the prior year amounts reported in this Annual Report on Form 10-K in order to conform to the current year presentation.

	For the year ended December 31, 2016
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$917,406	$448,516	$243,103	$156,365	$1,239	$1,766,629
Investment income	$37	$628	$4	$283	$504	$1,456
Amortization	$43,447	$27,920	$10,801	$4,485	$10	$86,663
Depreciation	$6,191	$7,868	$1,975	$1,881	$3,088	$21,003
Interest expense	$38,216	$45,738	$3,976	$4,950	$(53,399)	$39,481
Income before income taxes	$188,001	$91,762	$62,623	$24,338	$56,775	$423,499
Total assets	$3,854,393	$2,711,378	$1,108,829	$371,645	$(2,758,902)	$5,287,343
Capital expenditures	$5,951	$6,977	$1,301	$656	$2,880	$17,765

	For the year ended December 31, 2015
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$870,346	$428,734	$216,996	$145,365	$(932)	$1,660,509
Investment income	$87	$210	$150	$42	$515	$1,004
Amortization	$45,145	$28,479	$9,739	$4,019	$39	$87,421
Depreciation	$6,558	$7,250	$2,142	$1,988	$2,952	$20,890
Interest expense	$41,036	$55,705	$891	$5,970	$(64,354)	$39,248
Income before income taxes	$181,938	$67,673	$64,708	$19,713	$68,527	$402,559
Total assets	$3,507,476	$2,505,752	$895,782	$285,459	$(2,189,990)	$5,004,479
Capital expenditures	$6,797	$6,001	$3,084	$1,088	$1,405	$18,375

	For the year ended December 31, 2014
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$823,686	$404,239	$211,911	$136,558	$(598)	$1,575,796
Investment income	$67	$164	$26	$3	$487	$747
Amortization	$42,935	$25,129	$10,703	$4,135	$39	$82,941
Depreciation	$6,449	$7,805	$2,470	$2,213	$1,958	$20,895
Interest expense	$43,502	$49,663	$1,294	$7,678	$(73,729)	$28,408
Income before income taxes	$157,491	$73,178	$8,276	$17,870	$82,934	$339,749
Total assets	$3,229,484	$2,455,749	$857,804	$296,034	$(1,892,511)	$4,946,560
Capital expenditures	$6,873	$14,133	$1,526	$1,210	$1,181	$24,923

NOTE 16· Reinsurance
Although the reinsurers are liable to the Company for amounts reinsured, our subsidiary, WNFIC remains primarily liable to its policyholders for the full amount of the policies written whether or not the reinsurers meet their obligations to the Company when they become due. The effects of reinsurance on premiums written and earned at December 31 are as follows:

	2016		2015
(in thousands)	Written	Earned	Written	Earned
Direct premiums	$591,142	$592,123	$599,828	$610,753
Assumed premiums	—	—	—	18
Ceded premiums	591,124	592,105	599,807	610,750
Net premiums	$18	$18	$21	$21
All premiums written by WNFIC under the National Flood Insurance Program are 100% ceded to FEMA, for which WNFIC received a 30.9% expense allowance from January 1, 2016 through December 31, 2016. As of December 31, 2016 and 2015, the Company ceded $589.5 million and $598.4 million of written premiums, respectively.
Effective April 1, 2014, WNFIC is also a party to a quota share agreement whereby it cedes 100% of its gross excess flood premiums, excluding fees, to Arch Reinsurance Company and receives a 30.5% commission. WNFIC ceded $1.6 million and $1.4 million for the years ended December 31, 2016 and 2015. No loss data exists on this agreement.
WNFIC also ceded 100%, of the Homeowners, Private Passenger Auto Liability, and Other Liability Occurrence to Stillwater Insurance Company, formerly known as Fidelity National Insurance Company. This business is in runoff. Therefore, only loss data still exists on this business. As of December 31, 2016, ceded unpaid losses and loss adjustment expenses for Homeowners, Private Passenger Auto Liability and Other Liability Occurrence was $5,262, $0 and $95, respectively. There was no incurred but not reported balance for Homeowners, Private Passenger Auto Liability and Other Liability Occurrence.
As of December 31, 2016 the Consolidated Balance Sheet contained Reinsurance recoverable of $78.1 million and Prepaid reinsurance premiums of $308.7 million. As of December 31, 2015 the Consolidated Balance Sheet contained reinsurance recoverable of $32.0 million and prepaid reinsurance premiums of $309.6 million. There was no net activity in the reserve for losses and loss adjustment expense for the years ended December 31, 2016 and 2015, as WNFIC’s direct premiums written were 100% ceded to two reinsurers. The balance of the reserve for losses and loss adjustment expense, excluding related reinsurance recoverable was $78.1 million as of December 31, 2016 and $32.0 million as of December 31, 2015.
NOTE 17· Statutory Financial Information
WNFIC maintains capital in excess of minimum statutory amount of $7.5 million as required by regulatory authorities. The statutory capital and surplus of WNFIC was $23.5 million as of December 31, 2016 and $15.1 million as of December 31, 2015. As of December 31, 2016 and 2015, WNFIC generated statutory net income of $8.2 million and $4.1 million, respectively.
NOTE 18· Subsidiary Dividend Restrictions
Under the insurance regulations of Texas, where WNFIC in incorporated, the maximum amount of ordinary dividends that WNFIC can pay to shareholders in a rolling twelve month period is limited to the greater of 10% of statutory adjusted capital and surplus as shown on WNFIC’s last annual statement on file with the superintendent of the Texas Department of Insurance or 100% of adjusted net income. There was no dividend payout in 2016 and the maximum dividend payout that may be made in 2017 without prior approval is $8.2 million.
NOTE 19· Shareholders’ Equity
On July 18, 2014, the Company’s Board of Directors authorized the repurchase of up to $200.0 million of its shares of common stock. This was in addition to the $25.0 million that was authorized in the first quarter and executed in the second quarter of 2014. On September 2, 2014, the Company entered into an accelerated share repurchase agreement (“ASR”) with an investment bank to purchase an aggregate $50.0 million of the Company’s common stock. The total number of shares purchased under the ASR of 1,539,760 was determined upon settlement of the final delivery and was based upon the Company’s volume weighted-average price per its common share over the ASR period less a discount.
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
On July 20, 2015, the Company’s Board of Directors authorized the repurchase of up to an additional $400.0 million of the Company’s outstanding common stock. With this authorization, the Company had total available approval to repurchase up to $450.0 million, in the aggregate, of the Company’s outstanding common stock.
On November 11, 2015, the Company entered into a third ASR with an investment bank to purchase an aggregate $75.0 million of the Company’s common stock. The Company received an initial delivery of 1,985,981 shares of the Company’s common stock with a fair market value of approximately $63.8 million. On January 6, 2016 this agreement was completed by the investment bank with the delivery of 363,209 shares of the Company’s common stock. After completion of this third ASR, the Company has approval to repurchase up to $375.0 million, in the aggregate, of the Company’s outstanding common stock.
Between October 25, 2016 and November 4, 2016, the Company made share repurchases in the open market in total of 209,618 shares at a total cost of $7.7 million. After completing these open market share repurchases, the Company’s outstanding Board approved share repurchase authorization is $367.3 million.
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

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Brown & Brown, Inc.
Daytona Beach, Florida
We have audited the accompanying consolidated balance sheets of Brown & Brown, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brown & Brown, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
February 24, 2017

ITEM 9. Changes in and Disagreements with Accountants and Financial Disclosure.
There were no changes in or disagreements with accountants on accounting and financial disclosure in 2016.
ITEM 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation (the “Evaluation”) required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of December 31, 2016. Based upon the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosures.
Changes in Internal Controls
There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
CEO and CFO Certifications
Exhibits 31.1 and 31.2 are the Certifications of the CEO and the CFO, respectively. The Certifications are supplied in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This Item 9A of this Annual Report on Form 10-K contains the information concerning the evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Brown & Brown, Inc.
Daytona Beach, Florida
We have audited the internal control over financial reporting of Brown & Brown, Inc. and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Social Security Advocates for the Disabled, LLC, Morstan General Agency, Inc., and The Insurance House, Inc. (collectively the “2016 Excluded Acquisitions”), which were acquired during 2016 and whose financial statements constitute 3.0% of total assets, 1.5% of revenues, and 0.9% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2016. Accordingly, our audit did not include the internal control over financial reporting of the 2016 Excluded Acquisitions. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Company and our report dated February 24, 2017 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
February 24, 2017

Management’s Report on Internal Control Over Financial Reporting
The management of Brown & Brown, Inc. and its subsidiaries (“Brown & Brown”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including Brown & Brown’s principal executive officer and principal financial officer, Brown & Brown conducted an evaluation of the effectiveness of internal control over financial reporting based upon the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
In conducting Brown & Brown’s evaluation of the effectiveness of its internal control over financial reporting, Brown & Brown has excluded the following acquisitions completed during 2016: Social Security Advocates for the Disabled, LLC, Morstan General Agency, Inc., and The Insurance House, Inc. (collectively the “2016 Excluded Acquisitions”), which were acquired during 2016 and whose financial statements constitute 3.0% of total assets, 1.5% of revenues, and 0.9% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2016. Refer to Note 2 to the Consolidated Financial Statements for further discussion of these acquisitions and their impact on Brown & Brown’s Consolidated Financial Statements.
Based upon Brown & Brown’s evaluation under the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that internal control over financial reporting was effective as of December 31, 2016. Management’s internal control over financial reporting as of December 31, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Brown & Brown, Inc.
Daytona Beach, Florida
February 24, 2017

/s/ J. Powell Brown	/s/ R. Andrew Watts
J. Powell Brown Chief Executive Officer	R. Andrew Watts Executive Vice President, Chief Financial Officer and Treasurer

ITEM 9B. Other Information.
None
PART III
ITEM 10. Directors, Executive Officers and Corporate Governance.
Set forth below is certain information concerning our executive officers as of February 27, 2017. All officers hold office for one-year terms or until their successors are elected and qualified.

Richard A. Freebourn, Sr.	Executive Vice President - Internal Operations	69
Robert W. Lloyd	Executive Vice President; Secretary and General Counsel	52
J. Scott Penny	Executive Vice President; Chief Acquisitions Officer	50
Anthony T. Strianese	Executive Vice President; President - Wholesale Brokerage Division	55
Chris L. Walker	Executive Vice President; President - Programs Division	59
R. Andrew Watts	Executive Vice President; Chief Financial Officer and Treasurer	48
Richard A. Freebourn, Sr.  Mr. Freebourn was appointed Executive Vice President - Internal Operations, and People Officer, respectively, in September 2014. Prior to that he had served as Vice President, Internal Operations since 2004 after serving as Director, Internal Operations commencing in 2002. He has been responsible for acquisition due diligence from 2002 through the present.  From 2000 until 2002, he served as our Director of Internal Audit, and from 1998 until 2000, he was Vice President and Operations Leader of the Indianapolis, Indiana office of one of our Retail Division subsidiaries.  Mr. Freebourn has been employed by us since 1984.  He originally joined the Company as part of an acquisition in Fort Myers, Florida, where he was the Accounting Leader and eventually the Personal Lines, Commercial Lines and Operations Leader through 1997. In his role as People Officer, Mr. Freebourn is responsible for developing recruiting and mentoring strategies in the areas of sales, finance, human resources, information technology and insurance operations. He is also responsible for the oversight of all traditional human resources functions.
Robert W. Lloyd.  Mr. Lloyd has served as our General Counsel since 2009 and as Executive Vice President and Corporate Secretary since 2014. He previously served as Vice President from 2006 to 2014, Chief Litigation Officer from 2006 until 2009 and as Assistant General Counsel from 2001 until 2006.   Prior to that, he worked as sales manager and marketing manager, respectively, in our Daytona Beach, Florida retail office.  While working in a sales role, Mr. Lloyd qualified for the Company’s top producer honors (Tangle B) in 2001 and earned his Certified Insurance Counselor (CIC) designation.  Before joining us, Mr. Lloyd practiced law and served as outside counsel to the Company with the law firm of Cobb & Cole, P.A. in Daytona Beach, Florida.  Mr. Lloyd is a Rotarian and a member of the Executive Board of the Central Florida Council, Boy Scouts of America. In 2015, Mr. Lloyd was appointed as an independent director of Raydon Corporation, a private company based in Port Orange, Florida.
J. Scott Penny. Mr. Penny has been our Chief Acquisitions Officer since 2011, and he serves as director and as an executive officer for several of our subsidiaries. He served as a Regional President from 2010 to 2014 and Regional Executive Vice President from 2002 to July 2010. From 1999 until January 2003, Mr. Penny served as profit center leader of our Indianapolis, Indiana retail office. Prior to that, Mr. Penny served as profit center leader of our Jacksonville, Florida retail office from 1997 to 1999. From 1989 to 1997, Mr. Penny was employed as an account executive and marketing representative in our Daytona Beach, Florida office.
Anthony T. Strianese. Mr. Strianese has served as President of our Wholesale Brokerage Division since 2014. He served as Regional President from 2012 to 2014 and Regional Executive Vice President from July 2007 to January 2012, and serves as director and as an executive officer for several of our subsidiaries. Mr. Strianese’s responsibilities for our Wholesale Brokerage Division include oversight of the operations of Peachtree Special Risk Brokers, LLC, Hull & Company, Inc., ECC Insurance Brokers, Inc., MacDuff Underwriters, Inc. and Decus Insurance Brokers Limited, which commenced operations in 2008 in London, England. Additionally, Mr. Strianese is responsible for certain of our public entity operations located in Georgia, Texas and Virginia. Mr. Strianese joined Brown & Brown in January 2000 and helped form Peachtree Special Risk Brokers. Prior to joining us, he held leadership positions with The Home Insurance Company and Tri-City Brokers in New York City.
Chris L. Walker. Mr. Walker was appointed President of our National Programs Division in 2014. He served as Regional Executive Vice President from 2012 to 2014. Mr. Walker is responsible for our Programs Division. He has also served as Chief Executive Officer of Arrowhead since 2012. He has been involved with Arrowhead’s business development strategies, product expansion, acquisitions and the overall operations and infrastructure since joining the organization in 2003. Prior to that, he served as Vice Chairman of Aon Re. Mr. Walker’s insurance career began with the reinsurance intermediary E.W. Blanch Co., where he ultimately served as Chairman and CEO of E.W. Blanch Holdings. He previously served as Chairman of the Brokers and Reinsurance Markets Association.

R. Andrew Watts. Mr. Watts joined the Company as Executive Vice President and Treasurer in February 2014, and as Chief Financial Officer effective March 4, 2014. Prior to joining the Company, he had served as Global Head of Customer Administration for Thomson Reuters since 2011, and from 2008 to 2011, he acted as Chief Financial Officer for multiple segments within the Financial and Risk Division of Thomson Reuters. Prior to 2001, Mr. Watts was the Chief Financial Officer and Co-founder of Textera, an internet start-up company, and worked as a Senior Manager with PricewaterhouseCoopers for nine years. Mr. Watts is a Certified Public Accountant (CPA) and holds a Bachelor of Science degree from Illinois State University.   He was previously the Chairman of the Board for Surflight Theatre from January 2013 through February 2014 and served on that board from July 2012 until February 2014.  He was previously the Chairman of the Board for Make-A-Wish Foundation of New Jersey from 2005 through 2007 and served on that board from 2000 through 2007.
The additional information required by this item regarding directors and executive officers is incorporated herein by reference to our definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Shareholders to be held in 2017 (the “2017 Proxy Statement”) under the headings “Board and Corporate Governance Matters” and “Other Important Information.” We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, and controller. A copy of our Code of Ethics for our Chief Executive Officer and our Senior Financial Officers and a copy of our Code of Business Conduct and Ethics applicable to all employees are posted on our Internet website, at www.bbinsurance.com, and are also available upon written request directed to Corporate Secretary, 220 Brown & Brown, Inc., South Ridgewood Avenue, Daytona Beach, Florida 32114, or by telephone to (386) 252-9601. Any approved amendments to, or waiver of, any provision of the Code of Business Conduct and Ethics will be posted on our website at the above address.
ITEM 11. Executive Compensation.
The information required by this item is incorporated herein by reference to the 2017 Proxy Statement under the heading “Compensation Matters.”
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.
The information required by this item is incorporated herein by reference to the 2017 Proxy Statement under the heading “Security Ownership of Management and Certain Beneficial Owners.”
Information regarding equity compensation plans required by this item is included in Item 5 of Part II of this report and is incorporated into this item by reference.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated herein by reference to the 2017 Proxy Statement under the headings “Director Independence,” “Related Party Transactions Policy” and “Relationships and Transactions with Affiliated Parties.”
ITEM 14. Principal Accounting Fees and Services.
The information required by this item is incorporated herein by reference to the 2017 Proxy Statement under the heading “Fees Paid to Deloitte & Touche LLP.”
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

10.4(d)	Form of Employment Agreement (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2014).*

10.4(e)	Employment Agreement, dated as of January 9, 2012, between the Registrant and Chris L. Walker (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2013).*

10.4(f)
Transition Agreement dated and effective as of July 1, 2016 between the Registrant and Charles H. Lydecker (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended November 30, 2016).*

10.4(g)
Consulting Agreement dated and effective as of July 1, 2016 between the Registrant and Charles H. Lydecker (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended November 30, 2016).*

10.5	Registrant’s 2000 Incentive Stock Option Plan for Employees (incorporated by reference to Exhibit 4 to Registration Statement No. 333-43018 on Form S-8 filed on August 3, 2000).*

10.6(a)	Registrant’s Stock Performance Plan (incorporated by reference to Exhibit 4 to Registration Statement No. 333-14925 on Form S-8 filed on October 28, 1996).*

10.6(b)	Registrant’s Stock Performance Plan as amended, effective January 23, 2008 (incorporated by reference to Exhibit 10.6(b) to Form 10-K for the year ended December 31, 2007).*

10.6(c)	Registrant’s Stock Performance Plan as amended, effective July 21, 2009 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2009).*

10.7	Registrant’s 2010 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 5, 2016).*

10.8(a)	Form of Performance-Based Stock Grant Agreement under 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended December 31, 2010).*

10.8(b)	Form of Performance-Triggered Stock Grant Agreement under 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 8, 2013).*

10.8(c)	Form of Performance Stock Award Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 23, 2016).*

10.8(d)	Form of Restricted Stock Award Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 23, 2016).*

10.8(e)	Form of Director Stock Grant Agreement

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
* Management Contract or Compensatory Plan or Arrangement
ITEM 16. Form 10-K Summary.
None

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROWN & BROWN, INC. Registrant
Date: February 27, 2017	By:	/s/ J. Powell Brown
J. Powell Brown
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ J. Powell Brown	Director; President and Chief Executive Officer (Principal Executive Officer)	February 27, 2017
J. Powell Brown

/s/ R. Andrew Watts	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 27, 2017
R. Andrew Watts

*	Chairman of the Board	February 27, 2017
J. Hyatt Brown

*	Director	February 27, 2017
Samuel P. Bell, III

*	Director	February 27, 2017
Hugh M. Brown

*	Director	February 27, 2017
Bradley Currey, Jr.

*	Director	February 27, 2017
Theodore J. Hoepner

*	Director	February 27, 2017
James S. Hunt

*	Director	February 27, 2017
Toni Jennings

*	Director	February 27, 2017
Timothy R.M. Main

*	Director	February 27, 2017
H. Palmer Proctor, Jr.

*	Director	February 27, 2017
Wendell Reilly

*	Director	February 27, 2017
Chilton D. Varner

*By:	/s/ Robert W. Lloyd
Robert W. Lloyd Attorney-in-Fact