Form 10-Q
period 2017-03-31
BROWN & BROWN INC
filed 2017-05-05
CIK 79282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s common stock, $0.10 par value, outstanding as of May 1, 2017 was 140,269,131.

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

PART I — FINANCIAL INFORMATION
ITEM 1 — Financial Statements (Unaudited)
BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands, except per share data)	For the three months ended March 31,
	2017	2016
REVENUES
Commissions and fees	$444,566	$422,335
Investment income	243	418
Other income, net	20,271	1,420
Total revenues	465,080	424,173
EXPENSES
Employee compensation and benefits	245,866	224,059
Other operating expenses	66,919	63,605
Gain on disposal	(100)	(2,044)
Amortization	21,620	21,610
Depreciation	6,098	5,318
Interest	9,682	9,897
Change in estimated acquisition earn-out payables	4,028	(821)
Total expenses	354,113	321,624
Income before income taxes	110,967	102,549
Income taxes	40,857	40,479
Net income	$70,110	$62,070
Net income per share:
Basic	$0.50	$0.45
Diluted	$0.49	$0.44
Dividends declared per share	$0.14	$0.12
See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except per share data)	March 31, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$546,721	$515,646
Restricted cash and investments	279,368	265,637
Short-term investments	20,622	15,048
Premiums, commissions and fees receivable	486,291	502,482
Reinsurance recoverable	39,239	78,083
Prepaid reinsurance premiums	280,140	308,661
Other current assets	44,584	50,571
Total current assets	1,696,965	1,736,128
Fixed assets, net	72,607	75,807
Goodwill	2,675,831	2,675,402
Amortizable intangible assets, net	685,519	707,454
Investments	17,153	23,048
Other assets	49,369	44,895
Total assets	$5,197,444	$5,262,734
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Premiums payable to insurance companies	$643,181	$647,564
Losses and loss adjustment reserve	39,239	78,083
Unearned premiums	280,140	308,661
Premium deposits and credits due customers	90,853	83,765
Accounts payable	104,819	69,595
Accrued expenses and other liabilities	124,676	201,989
Current portion of long-term debt	55,000	55,500
Total current liabilities	1,337,908	1,445,157
Long-term debt, less unamortized discount and debt issuance costs	1,005,044	1,018,372
Deferred income taxes, net	368,323	357,686
Other liabilities	70,373	81,308
Shareholders’ Equity:
Common stock, par value $0.10 per share; authorized 280,000 shares; issued 148,277 shares and outstanding 140,274 shares at 2017, issued 148,107 shares and outstanding 140,104 shares at 2016	14,828	14,811
Additional paid-in capital	472,749	468,443
Treasury stock, at cost 8,003 shares at 2017 and 2016, respectively	(257,683)	(257,683)
Retained earnings	2,185,902	2,134,640
Total shareholders’ equity	2,415,796	2,360,211
Total liabilities and shareholders’ equity	$5,197,444	$5,262,734
See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS(UNAUDITED)

	For the three months ended March 31,
(in thousands)	2017	2016
Cash flows from operating activities:
Net income	$70,110	$62,070
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	21,620	21,610
Depreciation	6,098	5,318
Non-cash stock-based compensation	8,564	2,772
Change in estimated acquisition earn-out payables	4,028	(821)
Deferred income taxes	10,005	9,933
Amortization of debt discount	39	39
Amortization and disposal of deferred financing costs	383	420
Accretion of discounts and premiums, investments	8	18
Income tax benefit from exercise of shares from the stock benefit plans	—	(1,249)
Net gain on sales of investments, fixed assets and customer accounts	(2)	(1,911)
Payments on acquisition earn-outs in excess of original estimated payables	(4,547)	(3,550)
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Premiums, commissions and fees receivable decrease	16,297	5,229
Reinsurance recoverables decrease (increase)	38,844	(26,161)
Prepaid reinsurance premiums decrease	28,521	29,859
Other assets decrease (increase)	1,404	(21,247)
Premiums payable to insurance companies (decrease)	(4,383)	(21,139)
Premium deposits and credits due customers increase	7,088	6,238
Losses and loss adjustment reserve (decrease) increase	(38,844)	26,161
Unearned premiums (decrease)	(28,521)	(29,859)
Accounts payable increase	45,386	22,962
Accrued expenses and other liabilities (decrease)	(77,325)	(50,034)
Other liabilities (decrease)	(14,752)	(3,436)
Net cash provided by operating activities	90,021	33,222
Cash flows from investing activities:
Additions to fixed assets	(3,032)	(4,252)
Payments for businesses acquired, net of cash acquired	—	(40,603)
Proceeds from sales of fixed assets and customer accounts	589	2,467
Purchases of investments	(379)	(10,106)
Proceeds from sales of investments	679	7,604
Net cash used in investing activities	(2,143)	(44,890)
Cash flows from financing activities:
Payments on acquisition earn-outs	(5,683)	(5,527)
Payments on long-term debt	(14,250)	(6,875)
Income tax benefit from exercise of shares from the stock benefit plans	—	1,249
Issuances of common stock for employee stock benefit plans	506	916
Repurchase shares to fund tax withholdings for non-cash stock-based compensation	(4,742)	(1,385)
Purchase of treasury stock	—	(11,250)
Settlement of accelerated share repurchase program	—	11,250
Cash dividends paid	(18,903)	(16,962)
Net cash used in financing activities	(43,072)	(28,584)
Net increase (decrease) in cash and cash equivalents inclusive of restricted cash	44,806	(40,252)
Cash and cash equivalents inclusive of restricted cash at beginning of period	781,283	673,173
Cash and cash equivalents inclusive of restricted cash at end of period	$826,089	$632,921
See accompanying Notes to Condensed Consolidated Financial Statements. Refer to Note 8 for reconciliation of cash and cash equivalents inclusive of restricted cash.

BROWN & BROWN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1· Nature of Operations
Brown & Brown, Inc., a Florida corporation, and its subsidiaries (collectively, “Brown & Brown” or the “Company”) is a diversified insurance agency, wholesale brokerage, insurance programs and services organization that markets and sells to its customers, insurance products and services, primarily in the property, casualty and employee benefits areas. Brown & Brown’s business is divided into four reportable segments: the Retail Segment provides a broad range of insurance products and services to commercial, public and quasi-public entities, professional and individual customers; the National Programs Segment, acting as a managing general agent (“MGA”), provides professional liability and related package products for certain professionals, a range of insurance products for individuals, flood coverage, and targeted products and services designated for specific industries, trade groups, governmental entities and market niches, all of which are delivered through nationwide networks of independent agents, including Brown & Brown retail agents; the Wholesale Brokerage Segment markets and sells excess and surplus commercial insurance, primarily through independent agents and brokers, as well as Brown & Brown Retail offices; and the Services Segment provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare Set-aside services, Social Security disability and Medicare benefits advocacy services, and claims adjusting services.
NOTE 2· Basis of Financial Reporting
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
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
Recently Issued Accounting Pronouncements
In November 2016, the Financial Accountings Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18, “Statement of Cash Flows (Topic 230)”: Restricted Cash (“ASU 2016-18”), which requires that the Statement of Cash Flows explain the changes during the period of cash and cash equivalents inclusive of amounts categorized as Restricted cash. ASU 2016-18 is effective for periods beginning after December 15, 2017; however, the Company has elected to early adopt for the reporting period ended March 31, 2017 under the full retrospective approach for all periods presented. With the adoption of ASU 2016-18, the change in Restricted cash is no longer reflected as a change in operating assets and liabilities, and the Statement of Cash Flows details the changes in the balance of cash and cash equivalents inclusive of Restricted cash. Net cash provided by operating activities for the three months ended March 31, 2016 were previously reported as $31.9 million. With the retrospective adoption, the net cash provided by operating activities for the three months ended March 31, 2016 is now reported as $33.2 million. The Company reflects cash collected from customers that is payable to insurance companies as Restricted cash if segregation of this cash is required by the state of domicile for the office conducting this transaction or if required by contract with the relevant insurance company providing coverage. Cash collected from customers that is payable to insurance companies is reported in cash and cash equivalents if no such restriction is required.
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230)": Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) ("ASU 2016-15"), which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified and applies to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under Topic 230. ASU 2016-15 will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 and early adoption is permitted. The Company has evaluated the impact of ASU 2016-15 and has determined there is no impact on the Company's Statement of Cash Flows. The Company already presents cash paid on contingent consideration in business combination as prescribed by ASU 2016-15 and does not, at this time, engage in the other activities being addressed.
In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share Based Payment Accounting" ("ASU 2016-09"), which amends guidance issued in Accounting Standards Codification ("ASC") Topic 718, Compensation - Stock Compensation. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after

December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. The Company adopted the guidance on January 1, 2017, as required. Prior periods have not been adjusted, as the guidance was adopted prospectively. The principal impact is that the tax benefit or expense from stock compensation is now presented in the income tax line of the Statement of Income whereas the prior treatment was to present this as a component of equity on the Balance Sheet. Also the tax benefit or expense is now presented as activity in Cash Flow from Operating Activity rather than the prior presentation as Cash Flow from Financing Activity in the Statement of Cash Flows. The Company also continues to estimate forfeitures of stock grants as allowed by ASU 2016-09.
In March 2016, the FASB issued ASU 2016-08, "Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net)" ("ASU 2016-08") to clarify certain aspects of the principal-versus-agent guidance included in the new revenue standard ASU 2014-09 "Revenue from Contracts with Customers" ("ASU 2014-09"). The FASB issued the ASU in response to concerns identified by stakeholders, including those related to (1) determining the appropriate unit of account under the revenue standard’s principal-versus-agent guidance and (2) applying the indicators of whether an entity is a principal or an agent in accordance with the revenue standard’s control principle. ASU 2016-08 is effective contemporaneous with ASU 2014-09 beginning January 1, 2018. The impact of ASU 2016-08 is currently being evaluated along with ASU 2014-09. At this point in our evaluation the potential impact would primarily be limited to the claims administering activities within our Services Segment and therefore not material to the Company.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which provides guidance for accounting for leases. Under ASU 2016-02, the Company will be required to recognize the assets and liabilities for the rights and obligations created by leased assets. ASU 2016-02 will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company continues to evaluate the impact of this pronouncement with the principal impact being that the present value of the remaining lease payments be presented as a liability on the Balance Sheet as well as an asset of similar value representing the “Right of Use” for those leased properties. As detailed in Note 13 of the 2016 10-K, the undiscounted contractual cash payments remaining on leased properties is $213 million as of December 31, 2016.
In November 2015, FASB issued ASU No. 2015-17, “Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”), which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as a single non-current item on the balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016 with early adoption permitted as of the beginning of any interim or annual reporting period. The Company adopted the guidance on January 1, 2017, as required. As a result, the Company retrospectively applied the guidance to the 2016 balance sheet by reclassifying $24.6 million from deferred income taxes (asset) to deferred income taxes, net (liability) on the Condensed Consolidated Balance Sheet.
In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets, and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. Specifically in situations where multiple performance obligations exist within the contract, the use of estimates is required to allocate the transaction price to each separate performance obligation. Historically 70% or more of the Company’s revenue is in the form of commissions paid by insurance carriers. Commissions are earned upon the effective date of bound coverage, and no significant performance obligation remains in those arrangements after coverage is bound. The Company is currently evaluating the approximately 30% of revenue earned in the form of fees against the requirements of this pronouncement. Fees are predominantly in our National Programs and Services Segments, and to a lesser extent in the large accounts business within our Retail Segment. At the conclusion of this evaluation it may be determined that fee revenue from certain agreements will be recognized in earlier periods under the new guidance in comparison to our current accounting policies and others will be recognized in later periods. Based upon the work completed to date, management does not expect the overall impact to be material.
ASU 2014-09 is effective for the Company beginning January 1, 2018, after FASB voted to delay the effective date by one year. At that time, the Company may adopt the new standard under the full retrospective approach or the modified retrospective approach.
We do not anticipate a material change in our internal control framework necessitated by the adoption of ASU 2014-09.

NOTE 3· Net Income Per Share
Basic EPS is computed based on the weighted average number of common shares (including restricted shares) issued and outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares issued and outstanding plus equivalent shares, assuming the exercise of stock options. The dilutive effect of stock options is computed by application of the treasury-stock method. The following is a reconciliation between basic and diluted weighted average shares outstanding:

	For the three months ended March 31,
(in thousands, except per share data)	2017	2016
Net income	$70,110	$62,070
Net income attributable to unvested awarded performance stock	(1,685)	(1,451)
Net income attributable to common shares	$68,425	$60,619
Weighted average number of common shares outstanding – basic	140,112	138,793
Less unvested awarded performance stock included in weighted average number of common shares outstanding – basic	(3,368)	(3,245)
Weighted average number of common shares outstanding for basic earnings per common share	136,744	135,548
Dilutive effect of stock options	2,282	1,392
Weighted average number of shares outstanding – diluted	139,026	136,940
Net income per share:
Basic	$0.50	$0.45
Diluted	$0.49	$0.44
NOTE 4· Business Combinations
During the three months ended March 31, 2017, Brown & Brown did not acquire any insurance intermediaries, however there were miscellaneous adjustments recorded to the purchase price allocation of certain prior acquisitions completed within the last twelve months as permitted by Accounting Standards Codification Topic 805 — Business Combinations (“ASC 805”). Such adjustments are presented in the "Other" category within the following two tables. The recorded purchase price for all acquisitions consummated after January 1, 2009 included an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations will be recorded in the Condensed Consolidated Statement of Income when incurred.
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
Based on the acquisition date and the complexity of the underlying valuation work, certain amounts included in the Company’s Condensed Consolidated Financial Statements may be provisional and thus subject to further adjustments within the permitted measurement period, as defined in ASC 805. For the three months ended March 31, 2017, several adjustments were made within the permitted measurement period that resulted in an increase in the aggregate purchase price of the affected acquisitions of $489,720 relating to the assumption of certain liabilities. These measurement period adjustments have been reflected as current period adjustments in the three months ended March 31, 2017 in accordance with the guidance in ASU 2015-16 "Business Combinations". The measurement period adjustments primarily impacted goodwill, with no effect on earnings or cash in the current period.

The following table summarizes the changes to purchase price allocations made during the measurement period for prior year acquisitions. During the measurement periods, the Company will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. These adjustments are made in the period in which the amounts are determined and the current period income effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date.

(in thousands)
Name	Business Segment	Effective Date of Acquisition	Cash Paid	Note Payable	Other Payable	Recorded Earn-Out Payable	Net Assets Acquired	Maximum Potential Earn- Out Payable
Other	Various	Various	—	—	—	(211)	(211)	—
Total			$—	$—	$—	$(211)	$(211)	$—
The following table summarizes the adjustments made to the estimated fair values of the aggregate assets and liabilities for prior year acquisitions as of the date of each acquisition.

(in thousands)	Other	Total
Other current assets	93	93
Goodwill	429	429
Purchased customer accounts	(32)	(32)
Total assets acquired	490	490
Other current liabilities	(12)	(12)
Deferred income tax, net	(689)	(689)
Total liabilities assumed	(701)	(701)
Net assets acquired	$(211)	$(211)
As of March 31, 2017, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820-Fair Value Measurement. The resulting additions, payments, and net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the three months ended March 31, 2017 and 2016, were as follows:

	For the three months ended March 31,
(in thousands)	2017	2016
Balance as of the beginning of the period	$63,821	$78,387
Additions to estimated acquisition earn-out payables	(211)	606
Payments for estimated acquisition earn-out payables	(10,230)	(9,077)
Subtotal	53,380	69,916
Net change in earnings from estimated acquisition earn-out payables:
Change in fair value on estimated acquisition earn-out payables	3,335	(1,563)
Interest expense accretion	693	742
Net change in earnings from estimated acquisition earn-out payables	4,028	(821)
Balance as of March 31,	$57,408	$69,095
Of the $57.4 million estimated acquisition earn-out payables as of March 31, 2017, $35.3 million was recorded as accounts payable and $22.1 million was recorded as other non-current liabilities. As of March 31, 2017, the maximum future acquisition contingency payments related to all acquisitions was $106.4 million. Included within the additions to estimated acquisition earn-out payables are any adjustments to opening balance sheet items within the allowable measurement period, which may therefore differ from previously reported amounts.

NOTE 5· Goodwill
Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The Company completed its most recent annual assessment as of November 30, 2016, and identified no impairment as a result of the evaluation. The changes in the table below represent adjustments recorded to the purchase price allocation of certain prior acquisitions completed within the last twelve months as permitted by Accounting Standards Codification Topic 805 — Business Combinations (“ASC 805”).
The changes in the carrying value of goodwill by reportable segment for the three months ended March 31, 2017 are as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Total
Balance as of January 1, 2017	$1,354,667	$901,294	$284,869	$134,572	$2,675,402
Goodwill of acquired businesses	(133)	—	(127)	689	429
Balance as of March 31, 2017	$1,354,534	$901,294	$284,742	$135,261	$2,675,831
NOTE 6· Amortizable Intangible Assets
Amortizable intangible assets at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017				December 31, 2016
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (Years)(1)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (Years)(1)
Purchased customer accounts	$1,447,280	$(763,026)	$684,254	15.0	$1,447,680	$(741,770)	$705,910	15.0
Non-compete agreements	29,668	(28,403)	1,265	6.8	29,668	(28,124)	1,544	6.8
Total	$1,476,948	$(791,429)	$685,519		$1,477,348	$(769,894)	$707,454

(1)	Weighted average life calculated as of the date of acquisition.
Amortization expense for amortizable intangible assets for the years ending December 31, 2017, 2018, 2019, 2020 and 2021 is estimated to be $84.9 million, $79.6 million, $75.1 million, $67.7 million, and $64.5 million, respectively.
NOTE 7· Long-Term Debt
Long-term debt at March 31, 2017 and December 31, 2016 consisted of the following:

(in thousands)	March 31, 2017	December 31, 2016
Current portion of long-term debt:
Current portion of 5-year term loan facility expires 2019	$55,000	$55,000
Short-term promissory note	—	500
Total current portion of long-term debt	55,000	55,500
Long-term debt:
Note agreements:
4.500% senior notes, Series E, quarterly interest payments, balloon due 2018	100,000	100,000
4.200% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2024	498,825	498,785
Total notes	598,825	598,785
Credit agreements:
5-year term-loan facility, periodic interest and principal payments, LIBOR plus up to 1.750%, expires May 20, 2019	412,500	426,250
5-year revolving-loan facility, periodic interest payments, LIBOR plus up to 1.500%, plus commitment fees up to 0.250%, expires May 20, 2019	—	—
Total credit agreements	412,500	426,250
Debt issuance costs (contra)	(6,281)	(6,663)
Total long-term debt, less unamortized discount and debt issuance costs	1,005,044	1,018,372
Current portion of long-term debt	55,000	55,500
Total debt	$1,060,044	$1,073,872

On December 22, 2006, the Company entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). The initial issuance of notes under the Master Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.660% per year. On February 1, 2008, $25.0 million in Series D Senior Notes due January 15, 2015, with a fixed interest rate of 5.370% per year, were issued. On September 15, 2011, and pursuant to a Confirmation of Acceptance (the “Confirmation”), dated January 21, 2011, in connection with the Master Agreement, $100.0 million in Series E Senior Notes were issued and are due September 15, 2018, with a fixed interest rate of 4.500% per year. The Series E Senior Notes were issued for the sole purpose of retiring existing senior notes. On January 15, 2015 the Series D Senior Notes were redeemed at maturity using cash proceeds to pay off the principal of $25.0 million plus any remaining accrued interest. On December 22, 2016, the Series C Senior Notes were redeemed at maturity using cash proceeds to pay off the principal of $25.0 million plus any remaining accrued interest. As of March 31, 2017, there was an outstanding debt balance issued under the provisions of the Master Agreement of $100.0 million.
On April 17, 2014, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A. as administrative agent and certain other banks as co-syndication agents and co-documentation agents (the “Credit Agreement”). The Credit Agreement in the amount of $1,350.0 million provides for an unsecured revolving credit facility (the “Credit Facility”) in the initial amount of $800.0 million and unsecured term loans in the initial amount of $550.0 million, either or both of which may, subject to lenders’ discretion, potentially be increased by up to $500.0 million. The Credit Facility was funded on May 20, 2014 in conjunction with the closing of the Wright acquisition, with the $550.0 million term loan being funded as well as a drawdown of $375.0 million on the revolving loan facility. Use of these proceeds was to retire existing term loan debt and to facilitate the closing of the Wright acquisition as well as other acquisitions. The Credit Facility terminates on May 20, 2019, but either or both of the revolving Credit Facility and the term loans may be extended for two additional one-year periods at the Company’s request and at the discretion of the respective lenders. Interest and facility fees in respect to the Credit Facility are based on the better of the Company’s net debt leverage ratio or a non-credit enhanced senior unsecured long-term debt rating. Based on the Company’s net debt leverage ratio, the rates of interest charged on the term loan are 1.000% to 1.750%, and the revolving loan is 0.850% to 1.500% above the adjusted LIBOR rate for outstanding amounts drawn. There are fees included in the facility which include a facility fee based on the revolving credit commitments of the lenders (whether used or unused) at a rate of 0.150% to 0.250% and letter of credit fees based on the amounts of outstanding secured or unsecured letters of credit. The Credit Facility includes various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers. As of March 31, 2017 and December 31, 2016, there was an outstanding debt balance issued under the provisions of the Credit Facility in total of $467.5 million and $481.3 million respectively, with no borrowings outstanding relative to the revolving loan. Per the terms of the agreement, a scheduled principal payment of $13.8 million is due on June 30, 2017.
On September 18, 2014, the Company issued $500.0 million of 4.200% unsecured senior notes due in 2024. The senior notes were given investment grade ratings of BBB-/Baa3 with a stable outlook. The notes are subject to certain covenant restrictions and regulations which are customary for credit rated obligations. At the time of funding, the proceeds were offered at a discount of the original note amount which also excluded an underwriting fee discount. The net proceeds received from the issuance were used to repay the outstanding balance of $475.0 million on the revolving Credit Facility and for other general corporate purposes. As of March 31, 2017 and December 31, 2016, there was an outstanding debt balance of $500.0 million exclusive of the associated discount balance.
In conjunction with the acquisition of Social Security Advocates for the Disabled (SSAD) effective February 1, 2016, the company added a $0.5 million promissory note incurred as a payment to the sellers and payable after the one-year anniversary of the acquisition. The note had a nominal rate of interest 0.810%. On March 10, 2017, the promissory note was settled, plus any outstanding accrued interest, using cash.
The Master Agreement and the Credit Agreement all require the Company to maintain certain financial ratios and comply with certain other covenants. The Company was in compliance with all such covenants as of March 31, 2017 and December 31, 2016.
The 30-day Adjusted LIBOR Rate as of March 31, 2017 was 1.000%.

NOTE 8· Supplemental Disclosures of Cash Flow Information and Non-Cash Financing and Investing Activities

	For the three months ended March 31,
(in thousands)	2017	2016
Cash paid during the period for:
Interest	$14,531	$14,323
Income taxes	$2,704	$6,922
Brown & Brown’s significant non-cash investing and financing activities are summarized as follows. The changes in the table below represent adjustments recorded to the purchase price allocation of certain prior acquisitions completed within the last twelve months as permitted by Accounting Standards Codification Topic 805 — Business Combinations (“ASC 805”). These adjustments had no affect on cash or the Condensed Consolidated Statements of Income.

	For the three months ended March 31,
(in thousands)	2017	2016
Other payable issued for purchased customer accounts	$—	$300
Change in estimated acquisition earn-out payables and related charges	$(211)	$606
Notes payable issued or assumed for purchased customer accounts	$—	$492
The following is a reconciliation of cash and cash equivalents inclusive of restricted cash as of March 31, 2017 and 2016.

	Balance as of March 31,
(in thousands)	2017	2016
Table to reconcile cash and cash equivalents inclusive of restricted cash
Cash and cash equivalents	$546,721	$401,846
Restricted cash	279,368	231,075
Total cash and cash equivalents inclusive of restricted cash at the end of the period	$826,089	$632,921
The following is a reconciliation of cash and cash equivalents inclusive of restricted cash as of December 31, 2016 and 2015.

	Balance as of December, 31
(in thousands)	2016	2015
Table to reconcile cash and cash equivalents inclusive of restricted cash
Cash and cash equivalents	$515,646	$443,420
Restricted cash	265,637	229,753
Total cash and cash equivalents inclusive of restricted cash at the end of the period	$781,283	$673,173
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
During the quarter, the Company was successful in settling a lawsuit it had brought against certain former employees of Brown & Brown, their employer, AssuredPartners, Inc. and certain key executives of AssuredPartners.  The settlement includes a payment of $20,000,000 by AssuredPartners to Brown & Brown in exchange for releasing certain individuals from restrictive covenants in the employment contracts they had signed with the Company and provides protection for current Brown & Brown teammates from continued solicitation for employment by AssuredPartners.
The proceeds of the settlement were received in March 2017 and were recorded in the Other income line in the Statement of Income.
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
Brown & Brown conducts all of its operations within the United States of America, except for a wholesale brokerage operation based in London, England, and retail operations in Bermuda and the Cayman Islands. These operations earned $3.0 million and $2.8 million of total revenues for the three months ended March 31, 2017 and 2016, respectively. Long-lived assets held outside of the United States as of March 31, 2017 and 2016 were not material.
The accounting policies of the reportable segments are the same as those described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The Company evaluates the performance of its segments based upon revenues and income before income taxes. Inter-segment revenues are eliminated.
Summarized financial information concerning the Company’s reportable segments is shown in the following table. The “Other” column includes any income and expenses not allocated to reportable segments, corporate-related items, including the inter-company interest expense charge to the reporting segment, and the elimination of inter-segment activities.

	For the three months ended March 31, 2017
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$239,287	$101,183	$65,247	$39,326	$20,037	$465,080
Investment income	$2	$74	$—	$80	$87	$243
Amortization	$10,647	$6,904	$2,931	$1,138	$—	$21,620
Depreciation	$1,389	$1,959	$490	$399	$1,861	$6,098
Interest expense	$8,576	$10,035	$1,675	$961	$(11,565)	$9,682
Income before income taxes	$48,855	$12,527	$15,265	$6,121	$28,199	$110,967
Total assets	$3,861,118	$2,634,008	$1,121,109	$363,173	$(2,781,964)	$5,197,444
Capital expenditures	$1,136	$1,080	$378	$150	$288	$3,032

	For the three months ended March 31, 2016
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$232,188	$101,070	$53,414	$36,568	$933	$424,173
Investment income	$21	$248	$3	$64	$82	$418
Amortization	$10,989	$7,108	$2,442	$1,065	$6	$21,610
Depreciation	$1,637	$1,929	$496	$487	$769	$5,318
Interest expense	$10,403	$12,590	$247	$1,236	$(14,579)	$9,897
Income before income taxes	$50,452	$13,803	$14,562	$5,052	$18,680	$102,549
Total assets	$3,531,100	$2,499,870	$888,745	$324,269	$(2,251,024)	$4,992,960
Capital expenditures	$1,049	$1,932	$592	$205	$474	$4,252

NOTE 11· Investments
At March 31, 2017, the Company’s amortized cost and fair values of fixed maturity securities are summarized as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities, obligations of U.S. Government agencies and municipals	$26,648	$6	$(64)	$26,590
Corporate debt	1,982	14	—	1,996
Total	$28,630	$20	$(64)	$28,586
At March 31, 2017, the Company held $26.6 million in fixed income securities composed of U.S. Treasury securities, securities issued by U.S. Government agencies and municipals, and $2.0 million issued by corporations with investment grade ratings. Of that total, $11.4 million is classified as short-term investments on the Consolidated Balance Sheet as maturities are less than one-year. Additionally, the Company holds $9.2 million in short-term investments, which are related to time deposits held with various financial institutions.
For securities in a loss position, the following table shows the investments’ gross unrealized loss and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2017:

	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities, obligations of U.S. Government agencies and municipals	$23,601	$(64)	$—	$—	$23,601	$(64)
Corporate debt	276	—	—	—	276	—
Total	$23,877	$(64)	$—	$—	$23,877	$(64)
The unrealized losses were caused by interest rate increases. At March 31, 2017, the Company had 19 securities in an unrealized loss position. The corporate securities are highly rated securities with no indicators of potential impairment. Based on the ability and intent of the Company to hold these investments until recovery of fair value, which may be maturity, the bonds were not considered to be other-than-temporarily impaired at March 31, 2017.
At December 31, 2016, the Company’s amortized cost and fair values of fixed maturity securities are summarized as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities, obligations of U.S. Government agencies and municipals	$26,280	$11	$(59)	$26,232
Corporate debt	2,358	13	(1)	2,370
Total	$28,638	$24	$(60)	$28,602

At December 31, 2016, the Company held $26.2 million in fixed income securities composed of U.S. Treasury securities, securities issued by U.S. Government agencies and municipals, and 2.4 million issued by corporations with investment grade ratings. Of that total, $5.6 million is classified as short-term investments on the Consolidated Balance Sheet as maturities are less than one-year. Additionally, the Company holds 9.5 million in short-term investments which are related to time deposits held with various financial institutions.
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
The amortized cost and estimated fair value of the fixed maturity securities at March 31, 2017 by contractual maturity are set forth below:

(in thousands)	Amortized Cost	Fair Value
Years to maturity:
Due in one year or less	$11,441	$11,432
Due after one year through five years	16,859	16,813
Due after five years	330	341
Total	$28,630	$28,586
The amortized cost and estimated fair value of the fixed maturity securities at December 31, 2016 by contractual maturity are set forth below:

(in thousands)	Amortized Cost	Fair Value
Years to maturity:
Due in one year or less	$5,551	$5,554
Due after one year through five years	22,757	22,708
Due after five years	330	340
Total	$28,638	$28,602
The expected maturities in the foregoing table may differ from the contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalty.
Proceeds from the sales and maturity of the Company’s investment in fixed maturity securities were $0.4 million. This along with maturing time deposits yielded total cash proceeds from the sale of investments of $0.7 million in the period of January 1, 2017 to March 31, 2017. These proceeds were used to purchase additional fixed maturity securities. The gains and losses realized on those sales for the period from January 1, 2017 to March 31, 2017 were insignificant.
Realized gains and losses are reported on the Condensed Consolidated Statements of Income, with the cost of securities sold determined on a specific identification basis.
At March 31, 2017, investments with a fair value of approximately $4.0 million were on deposit with state insurance departments to satisfy regulatory requirements.

NOTE 12· Reinsurance
Although the reinsurers are liable to the Company for amounts reinsured, our subsidiary, Wright Flood remains primarily liable to its policyholders for the full amount of the policies written whether or not the reinsurers meet their obligations to the Company when they become due. The effects of reinsurance on premiums written and earned are as follows:

	Period from January 1, 2017 to March 31, 2017
(in thousands)	Written	Earned
Direct premiums	$113,167	$141,688
Ceded premiums	(113,165)	(141,686)
Net premiums	$2	$2
All premiums written by Wright Flood under the National Flood Insurance Program are 100% ceded to FEMA, for which Wright Flood received a 30.9% expense allowance from January 1, 2017 through March 31, 2017. For the period from January 1, 2017 through March 31, 2017, the Company ceded $112.8 million of written premiums.
Effective April 1, 2014, Wright Flood is also a party to a quota share agreement whereby it cedes 100% of its gross excess flood premiums, excluding fees, to Arch Reinsurance Company and receives a 30.5% commission. Wright Flood ceded $0.3 million for the period from January 1, 2017 through March 31, 2017. No loss data exists on this agreement.
Wright Flood also ceded 100% of the Homeowners, Private Passenger Auto Liability, and Other Liability Occurrence to Stillwater Insurance Company, formerly known as Fidelity National Insurance Company. This business is in runoff. Therefore, only loss data still exists on this business. As of March 31, 2017, no ceded unpaid losses and loss adjustment expenses or incurred but not reported expenses for Homeowners, Private Passenger Auto Liability and Other Liability Occurrence existed.
As of March 31, 2017 the Condensed Consolidated Balance Sheet contained reinsurance recoverable of $39.2 million and prepaid reinsurance premiums of $280.1 million. There was no net activity in the reserve for losses and loss adjustment expense during the period January 1, 2017 through March 31, 2017, as Wright Flood's direct premiums written were 100% ceded to two reinsurers. The balance of the reserve for losses and loss adjustment expense, excluding related reinsurance recoverable, as of March 31, 2017 was $39.2 million.
NOTE 13· Statutory Financial Data
Wright Flood maintains capital in excess of the minimum statutory amount of $7.5 million as required by regulatory authorities. The unaudited statutory capital and surplus of Wright Flood was $24.3 million at March 31, 2017 and $23.5 million as of December 31, 2016. For the period from January 1, 2017 through March 31, 2017, Wright Flood generated statutory net income of $0.7 million. For the period from January 1, 2016 through December 31, 2016, Wright Flood generated statutory net income of $8.2 million.
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
NOTE 15· Shareholders’ Equity
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
ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion updates the MD&A contained in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2016, and the two discussions should be read together.

GENERAL
Company Overview — First Quarter of 2017
The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the related Notes to those Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. In addition, please see “Information Regarding Non-GAAP Financial Measures” below, regarding important information on non-GAAP financial measures contained in our discussion and analysis.
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
"Commissions and fees" is included in our Condensed Consolidated Statements of Income. The term “Organic Revenue”, a non-GAAP financial measure, is our core commissions and fees (which are our commissions and fees less profit-sharing contingent commissions and less guaranteed supplemental commissions, as described below) less (i) the core commissions and fees earned for the first twelve months by newly-acquired operations and (ii) divested business (core commissions and fees generated from offices, books of business or niches sold or terminated during the comparable period). The term “core commissions and fees” excludes profit-sharing contingent commissions and guaranteed supplemental commissions, and therefore represents the revenues earned directly from specific insurance policies sold, and specific fee-based services rendered. “Organic Revenue” is reported in this manner in order to express the current year’s core commissions and fees on a comparable basis with the prior year’s core commissions and fees. The resulting net change reflects the aggregate changes attributable to (i) net new and lost accounts, (ii) net changes in our customers’ exposure units, (iii) net changes in insurance premium rates or the commission rate paid to us by our carrier partners; and (iv) the net change in fees paid to us by our customers. We believe that Organic Revenue provides a meaningful representation of the Company’s operating performance; the Company has historically viewed Organic Revenue growth as an important indicator when assessing and evaluating the performance of its four segments.Organic Revenue is reported in the Results of Operations and in the Results of Operations - Segment sections of this form 10-Q.
We also earn “profit-sharing contingent commissions,” which are profit-sharing commissions based primarily on underwriting results, but which may also reflect considerations for volume, growth and/or retention. These commissions are primarily received in the first and second quarters of each year, based upon the aforementioned considerations for the prior year(s). Over the last three years, profit-sharing contingent commissions have averaged approximately 3.6% of the previous year’s commissions and fees revenue. Profit-sharing contingent commissions are included in our commissions and fees in the Consolidated Statement of Income in the year received. For the three-month period ended March 31, 2017, profit-sharing contingent commissions were down $1.0 million as compared to the same period of the prior year.
Certain insurance companies offer guaranteed fixed-base agreements, referred to as “Guaranteed Supplemental Commissions” (“GSCs”) in lieu of profit-sharing contingent commissions. Since GSCs are not subject to the uncertainty of loss ratios, they are accrued throughout the year based upon actual premiums written. For the twelve-month period ending December 31, 2016, we had earned $11.5 million of GSCs, of which $9.2 million remained accrued at December 31, 2016, the balance of which is typically collected over the first and second quarter. For the three-month periods ended March 31, 2017 and 2016, we earned and accrued $2.7 million and $3.1 million, respectively, from GSCs.
Combined, our profit-sharing contingent commissions and GSCs for the three months ended March 31, 2017 decreased by $1.4 million compared to the first quarter of 2016, primarily as a result of increased loss ratios in our Retail Segment.
Fee revenues relate to fees negotiated in lieu of commissions, and are recognized as services are rendered. Fee revenues have historically been generated primarily by: (1) our Services Segment, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare Set-aside services, Social Security disability and Medicare benefits advocacy services, and claims adjusting services; (2) our National Programs and Wholesale Brokerage Segments, which earn fees primarily for the issuance of insurance policies on behalf of insurance companies; and to a lesser extent (3) our Retail Segment in our large-account customer base. Our services are provided over a period of time, which is typically one year. Fee revenues, on a consolidated basis, as a percentage of our total commissions and fees, represented 31.3% in 2016, 30.6% in 2015 and 30.6% in 2014.

For the three-month periods ended March 31, 2017 and 2016, our total commissions and fees growth rate was 5.3% and 4.6%, respectively, and our consolidated organic revenue growth rate was 3.5% and 1.3%, respectively. In the event that the gradual increases in insurable exposure units that occurred in the past few years continues through 2017 and premium rate changes are similar with 2016, we believe we will continue to see positive quarterly organic revenue growth rates in 2017.
Historically, investment income has consisted primarily of interest earnings on operating cash as well as on premiums and advance premiums collected and held in a fiduciary capacity before being remitted to insurance companies. Our policy is to invest available funds in high-quality, short-term fixed income investment securities. Investment income also includes gains and losses realized from the sale of investments. Other income primarily reflects legal settlements and other miscellaneous income and for the three months ended March 31, 2017 increased by $18.9 million as compared to the same period of the prior year, driven by a legal settlement recognized in the first quarter of 2017.
Income before income taxes for the three-month period ended March 31, 2017 increased from the first quarter of 2016 by $8.4 million, primarily as a result of the legal settlement with AssuredPartners, Inc., acquisitions completed in the past twelve months and profits from net new business, partially offset by the change in estimated acquisition earn-out payables.
Information Regarding Non-GAAP Financial Measures
In the discussion and analysis of our results of operations, in addition to reporting financial results in accordance with GAAP, we provide references to the following non-GAAP financial measures as defined in Regulation G of SEC rules: organic revenue and organic revenue growth. We view each of these non-GAAP financial measures as important indicators when assessing and evaluating our performance on a consolidated basis and for each of our segments because they allow us to determine a comparable, but non-GAAP, measurement of revenue growth that is associated with the revenue sources that were a part of our business in both the current and prior year and that are expected to continue in the future. We believe that organic revenue provides a meaningful representation of our operating performance; we have historically viewed organic revenue growth as an important indicator when assessing and evaluating the performance of our four segments. We also use organic revenue for incentive compensation determinations for executive officers and other key employees.
These measures are not in accordance with, or an alternative to the GAAP information provided in this Quarterly Report on Form 10-Q. We present such non-GAAP supplemental financial information because we believe such information is of interest to the investment community and because we believe they provide additional meaningful methods of evaluating certain aspects of the Company’s operating performance from period to period on a basis that may not be otherwise apparent on a GAAP basis. We believe these non-GAAP financial measures improve the comparability of results between periods by eliminating the impact of certain items that have a high degree of variability. Our industry peers may provide similar supplemental non-GAAP information with respect to one or more of these measures, although they may not use the same or comparable terminology and may not make identical adjustments. This supplemental financial information should be considered in addition to, not in lieu of, our Condensed Consolidated Financial Statements.
Tabular reconciliations of this supplemental non-GAAP financial information to our most comparable GAAP information are contained in this Quarterly Report on Form 10-Q under “Results of Operation - Segment Information.”
Acquisitions
Part of our continuing business strategy is to attract high-quality insurance intermediaries to join our operations. From 1993 through the first quarter of 2017, we acquired 479 insurance intermediary operations, excluding acquired books of business (customer accounts).
Critical Accounting Policies
We have had no changes to our Critical Accounting Policies. We believe that of our significant accounting and reporting policies, the more critical policies include our accounting for revenue recognition, business combinations and purchase price allocations, intangible asset impairments, non-cash stock-based compensation and reserves for litigation. In particular, the accounting for these areas requires significant use of judgment to be made by management. Different assumptions in the application of these policies could result in material changes in our consolidated financial position or consolidated results of operations. Refer to Note 1 in the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2016 on file with the Securities and Exchange Commission for details regarding our critical and significant accounting policies.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes.
Financial information relating to our Condensed Consolidated Financial results for the three months ended March 31, 2017 and 2016 is as follows:

	For the three months ended March 31,
(in thousands, except percentages)	2017	2016	% Change
REVENUES
Core commissions and fees	$411,876	$388,244	6.1%
Profit-sharing contingent commissions	30,012	30,981	(3.1)%
Guaranteed supplemental commissions	2,678	3,110	(13.9)%
Investment income	243	418	(41.9)%
Other income, net	20,271	1,420	NMF
Total revenues	465,080	424,173	9.6%
EXPENSES
Employee compensation and benefits	245,866	224,059	9.7%
Other operating expenses	66,919	63,605	5.2%
Loss/(gain) on disposal	(100)	(2,044)	(95.1)%
Amortization	21,620	21,610	—%
Depreciation	6,098	5,318	14.7%
Interest	9,682	9,897	(2.2)%
Change in estimated acquisition earn-out payables	4,028	(821)	NMF
Total expenses	354,113	321,624	10.1%
Income before income taxes	110,967	102,549	8.2%
Income taxes	40,857	40,479	0.9%
NET INCOME	$70,110	$62,070	12.9%
Organic revenue growth rate(1)	3.5%	1.3%
Employee compensation and benefits relative to total revenues	52.9%	52.8%
Other operating expenses relative to total revenues	14.4%	15.0%
Capital expenditures	$3,032	$4,252
Total assets at March 31	$5,197,444	$4,992,960

(1)	A non-GAAP financial measure
NMF = Not a meaningful figure
Commissions and Fees
Commissions and fees, including profit-sharing contingent commissions and GSCs, for the three months ended March 31, 2017 increased $22.2 million to $444.6 million, or 5.3% over the same period in 2016. Core commissions and fees revenue for the first quarter of 2017 increased $23.6 million, of which approximately $10.7 million represented core commissions and fees from agencies acquired since 2016 that had no comparable revenues in the same period of 2016. After accounting for divested business of $0.6 million, the remaining net increase of $13.5 million represented net new business, which reflects an organic revenue growth rate of 3.5% for core organic commissions and fees. Profit-sharing contingent commissions and GSCs for the first quarter of 2017 decreased by $1.4 million, or 4.1%, compared to the same period in 2016. The net decrease of $1.4 million in the first quarter was mainly driven by a decrease in profit-sharing contingent commissions in the Retail Segment as a result of carrier experience.
Investment Income
Investment income for the three months ended March 31, 2017 decreased $0.2 million to $0.2 million, or 41.9% over the same period in 2016. This decrease was related to lower average invested cash balances when compared to the same period in 2016.

Other Income, net
Other income for the three months ended March 31, 2017 was $20.3 million, compared with $1.4 million in the same period in 2016. Other income consists primarily of legal settlements and other miscellaneous income. The $18.9 million increase for the three months ended March 31, 2017 from the comparable period in 2016 was a result was of the legal settlement recognized in the first quarter of 2017.
Employee Compensation and Benefits
Employee compensation and benefits expense as a percentage of total revenues increased to 52.9% for the three months ended March 31, 2017, from 52.8% for the three months ended March 31, 2016. Employee compensation and benefits for the first quarter of 2017 increased approximately 9.7%, or $21.8 million, over the same period in 2016. This net increase included (i) $5.2 million of compensation costs related to stand-alone acquisitions that had no comparable costs in the same period of 2016; (ii) an increase in staff salaries attributable to salary inflation and higher volumes in portions of our business; (iii) increased producer commissions due to increased revenue; (iv) increased non-cash stock based compensation due to larger forfeiture credits recorded in the first quarter of 2016; and (v) the additional cost associated with the Retail segment producer incentive bonus program introduced in 2017.
Other Operating Expenses
As a percentage of total revenues, other operating expenses were 14.4% in the first quarter of 2017, versus 15.0% reported in the first quarter of 2016. Other operating expenses for the first quarter of 2017 increased $3.3 million, or 5.2%, over the same period of 2016, of which $1.8 million was related to stand alone acquisitions that had no comparable costs in the same period of 2016. The other operating expenses for those offices that existed in both three-month periods ended March 31, 2017 and 2016, respectively, increased by $1.5 million, which was primarily attributable to (i) increased expenses associated with information technology services and consulting; and (ii) partially offset by a credit of approximately $3.0 million associated with premium tax refunds recognized in the first quarter of 2016.
Gain on Disposal
Gain on disposal for the first quarter of 2017 decreased $1.9 million, or 95.1%, from the first quarter of 2016. The change in the gain on disposal for the three months ended March 31, 2017 was due to activity associated with book of business sales. Although we are not in the business of selling customer accounts, we periodically sell an office or a book of business (one or more customer accounts) because we believe doing so is in the Company’s best interest.
Amortization
Amortization expense for the first quarter of 2017 remained flat over the first quarter of 2016. The impact from assets becoming fully amortized approximated the impact in amortization from new assets acquired since the first quarter 2016.
Depreciation
Depreciation expense for the first quarter of 2017 increased $0.8 million, or 14.7%, compared to the first quarter of 2016. These changes were due primarily to the addition of fixed assets resulting from acquisitions completed since the first three quarters of 2016, net of assets which became fully depreciated.
Interest Expense
Interest expense for the first quarter of 2017 decreased $0.2 million, or 2.2%, from the first quarter of 2016. This decrease was due to a rise in the floating interest rate of our Credit Facility term loan, offset by the scheduled amortized principal payments on the Credit Facility term loan which has reduced the Company's average debt balance.
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

As of March 31, 2017 and 2016, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820-Fair Value Measurement. The resulting net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the three month periods ended March 31, 2017 and 2016 were as follows:

	For the three months ended March 31,
(in thousands)	2017	2016
Change in fair value of estimated acquisition earn-out payables	$3,335	$(1,563)
Interest expense accretion	693	742
Net change in earnings from estimated acquisition earn-out payables	$4,028	$(821)
For the three months ended March 31, 2017 and 2016, the fair value of estimated earn-out payables was re-evaluated and increased by $3.3 million and decreased by $1.6 million, respectively, which resulted in charges and credits to the Condensed Consolidated Statement of Income.
As of March 31, 2017, the estimated acquisition earn-out payables equaled $57.4 million, of which $35.3 million was recorded as accounts payable and $22.1 million was recorded as other non-current liability.
Income Taxes
The effective tax rate on income from operations for the three months ended March 31, 2017 and 2016 was 36.8% and 39.5%, respectively. The decrease is related to the adoption of FASB Accounting Standards Update 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09") during the first quarter of 2017, which requires that upon vesting of stock based compensation, any tax implications be treated as a discrete credit to the income tax expense in the quarter of vesting.
RESULTS OF OPERATIONS — SEGMENT INFORMATION
As discussed in Note 10 to the Condensed Consolidated Financial Statements, we operate four reportable segments: Retail, National Programs, Wholesale Brokerage, and Services. On a segmented basis, increases in amortization, depreciation and interest expenses generally result from completed acquisitions within a given segment within the preceding 12 months. Likewise, other income in each segment reflects net gains primarily from legal settlements and miscellaneous income. As such, in evaluating the operational efficiency of a segment, management emphasizes the organic revenue growth rate of core commissions and fees revenue, the ratio of total employee compensation and benefits to total revenues, and the ratio of other operating expenses to total revenues.
The reconciliation of commissions and fees, included in the Condensed Consolidated Statement of Income, to organic revenue for the three months ended March 31, 2017, and 2016, is as follows:

	For the three months ended March 31,
(in thousands)	2017	2016
Commissions and fees	$444,566	$422,335
Less profit-sharing contingent commissions	30,012	30,981
Less guaranteed supplemental commissions	2,678	3,110
Core commissions and fees	411,876	388,244
Less acquisition revenues	10,610	—
Less divested business	—	503
Organic Revenue	$401,266	$387,741

The growth rates for organic revenue, a non-GAAP financial measure, for the three months ended March 31, 2017, by segment, are as follows:

2017	Retail(1)		National Programs		Wholesale Brokerage		Services		Total
(in thousands, except percentages)	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Commissions and Fees	$239,055	$231,687	$101,080	$100,807	$65,185	$53,338	$39,246	$36,503	$444,566	$422,335
Total Change	$7,368		$273		$11,847		$2,743		$22,231
Total Growth %	3.2%		0.3%		22.2%		7.5%		5.3%
Contingents	19,517	20,762	5,714	5,244	4,781	4,975	—	—	30,012	30,981
GSCs	2,268	2,627	3	6	407	477	—	—	2,678	3,110
Core Commissions and Fees	$217,270	$208,298	$95,363	$95,557	$59,997	$47,886	$39,246	$36,503	$411,876	$388,244
Acquisition Revenues	1,188	—	—	—	8,572	—	850	—	10,610	—
Divested Business	—	503	—	88	—	—	—	(88)	—	503
Organic Revenue(2)	$216,082	$207,795	$95,363	$95,469	$51,425	$47,886	$38,396	$36,591	$401,266	$387,741
Organic Revenue Growth(2)	$8,287		$(106)		$3,539		$1,805		$13,525
Organic Revenue Growth %(2)	4.0%		(0.1)%		7.4%		4.9%		3.5%
The reconciliation of commissions and fees, included in the Condensed Consolidated Statement of Income, to organic revenue for the three months ended March 31, 2016, and 2015, is as follows:

	For the three months ended March 31,
(in thousands)	2016	2015
Commissions and fees	$422,335	$403,781
Less profit-sharing contingent commissions	30,981	29,955
Less guaranteed supplemental commissions	3,110	3,356
Core commissions and fees	388,244	370,470
Less acquisition revenues	14,258	—
Less divested business	—	1,351
Organic Revenue	$373,986	$369,119

The growth rates for organic revenue, a non-GAAP financial measure, for the three months ended March 31, 2016, by segment, are as follows:

2016	Retail(1)		National Programs		Wholesale Brokerage		Services		Total
(in thousands, except percentages)	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Commissions and Fees	$231,687	$217,979	$100,807	$99,274	$53,338	$51,724	$36,503	$34,804	$422,335	$403,781
Total Change	$13,708		$1,533		$1,614		$1,699		$18,554
Total Growth %	6.3%		1.5%		3.1%		4.9%		4.6%
Contingents	20,762	18,828	5,244	6,017	4,975	5,110	—	—	30,981	29,955
GSCs	2,627	2,799	6	3	477	554	—	—	3,110	3,356
Core Commissions and Fees	$208,298	$196,352	$95,557	$93,254	$47,886	$46,060	$36,503	$34,804	$388,244	$370,470
Acquisition Revenues	11,089	—	1,266	—	254	—	1,649	—	14,258	—
Divested Business	—	504	—	492	—	—	—	355	—	1,351
Organic Revenue(2)	$197,209	$195,848	$94,291	$92,762	$47,632	$46,060	$34,854	$34,449	$373,986	$369,119
Organic Revenue Growth(2)	$1,361		$1,529		$1,572		$405		$4,867
Organic Revenue Growth %(2)	0.7%		1.6%		3.4%		1.2%		1.3%

(1)
The Retail Segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 10 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2)	A non-GAAP financial measure

Retail Segment
The Retail Segment provides a broad range of insurance products and services to commercial, public and quasi-public, professional and individual insured customers. Approximately 90% of the Retail Segment’s commissions and fees revenue is commission based. Because most of our other operating expenses are not correlated to changes in commissions on insurance premiums, a significant portion of any fluctuation in the commissions we receive, net of related producer compensation, will result in a similar fluctuation in our income before income taxes, unless we make incremental investments or modifications to the costs in the organization.
Financial information relating to our Retail Segment for the three months ended March 31, 2017 and 2016 is as follows:

	For the three months ended March 31,
(in thousands, except percentages)	2017	2016	% Change
REVENUES
Core commissions and fees	$217,345	$208,539	4.2%
Profit-sharing contingent commissions	19,517	20,762	(6.0)%
Guaranteed supplemental commissions	2,268	2,627	(13.7)%
Investment income	2	21	(90.5)%
Other income, net	155	239	(35.1)%
Total revenues	239,287	232,188	3.1%
EXPENSES
Employee compensation and benefits	129,242	124,037	4.2%
Other operating expenses	36,797	37,574	(2.1)%
Loss/(gain) on disposal	(155)	(2,044)	(92.4)%
Amortization	10,647	10,989	(3.1)%
Depreciation	1,389	1,637	(15.1)%
Interest	8,576	10,403	(17.6)%
Change in estimated acquisition earn-out payables	3,936	(860)	NMF
Total expenses	190,432	181,736	4.8%
Income before income taxes	$48,855	$50,452	(3.2)%
Organic revenue growth rate(1)	4.0%	0.7%
Employee compensation and benefits relative to total revenues	54.0%	53.4%
Other operating expenses relative to total revenues	15.4%	16.2%
Capital expenditures	$1,136	$1,049
Total assets at March 31	3,861,118	3,531,100

(1)	A non-GAAP financial measure
NMF = Not a meaningful figure
 The Retail Segment’s total revenue during the three months ended March 31, 2017 increased 3.1%, or $7.1 million, over the same period in 2016, to $239.3 million. The $8.8 million increase in core commissions and fees revenue was driven by the following: (i) $8.3 million related to net new business; (ii) approximately $1.2 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2016; and (iii) an offsetting decrease of $0.7 million related to commissions and fees revenue from business divested in 2016 and 2017. Profit-sharing contingent commissions and GSCs for the first quarter of 2017 decreased 6.9%, or $1.6 million, from the same period in 2016, to $21.8 million driven by loss ratios from carriers. The Retail Segment’s growth rate for total commissions and fees was 3.2% and the revenue growth rate for core organic commissions and fees revenue was 4.0% for the first quarter of 2017. The organic revenue growth rate was driven by revenue from net new business written during the preceding twelve months, which was impacted by some exposure unit growth and modest increases in commercial auto rates and employee benefits, partially offset by continued reductions in property insurance premium rates, particularly in catastrophe prone areas.

Income before income taxes for the three months ended March 31, 2017 decreased 3.2%, or $1.6 million, over the same period in 2016, to $48.9 million. The primary factors affecting this decrease were: (i) lower contingent commissions, (ii) higher acquisition earn-out adjustments of $4.8 million year-over-year, (iii) a $1.9 million change in gains on disposals to $0.2 million associated with prior year gains on a book sales, (iv) incremental expense related to a new Retail segment producer incentive program introduced in 2017, partially offset by (v) lower inter-company interest charges and, (vi) a reduction in operating expenses which decreased by $0.8 million or 2.1%, related to lower professional service fees.
National Programs Segment
The National Programs Segment manages over 50 programs supported by approximately 40 well-capitalized carrier partners. In most cases, the insurance carriers that support the programs have delegated underwriting and, in many instances, claims-handling authority to our programs operations. These programs are generally distributed through a nationwide network of independent agents and Brown & Brown retail agents, and offer targeted products and services designed for specific industries, trade groups, professions, public entities and market niches. The National Programs Segment operations can be grouped into five broad categories: Professional Programs, Arrowhead Insurance Programs, Commercial Programs, Public Entity-Related Programs and the National Flood Program. The National Programs Segment’s revenue is primarily commission based.
Financial information relating to our National Programs Segment for the three months ended March 31, 2017 and 2016 is as follows:

	For the three months ended March 31,
(in thousands, except percentages)	2017	2016	% Change
REVENUES
Core commissions and fees	$95,363	$95,557	(0.2)%
Profit-sharing contingent commissions	5,714	5,244	9.0%
Guaranteed supplemental commissions	3	6	(50.0)%
Investment income	74	248	(70.2)%
Other income, net	29	15	93.3%
Total revenues	101,183	101,070	0.1%
EXPENSES
Employee compensation and benefits	48,747	46,694	4.4%
Other operating expenses	20,959	18,894	10.9%
Loss/(gain) on disposal	—	—	—%
Amortization	6,904	7,108	(2.9)%
Depreciation	1,959	1,929	1.6%
Interest	10,035	12,590	(20.3)%
Change in estimated acquisition earn-out payables	52	52	—%
Total expenses	88,656	87,267	1.6%
Income before income taxes	$12,527	$13,803	(9.2)%
Organic revenue growth rate(1)	(0.1)%	1.6%
Employee compensation and benefits relative to total revenues	48.2%	46.2%
Other operating expenses relative to total revenues	20.7%	18.7%
Capital expenditures	$1,080	$1,932
Total assets at March 31	$2,634,008	$2,499,870

(1)	A non-GAAP financial measure
The National Program Segment's revenue for the three months ended March 31, 2017 increased 0.1%, or $0.1 million, from the same period in 2016, to $101.2 million. The $0.2 million net decrease in core commissions and fees revenue was driven by: (i) a decrease of $0.1 million related to net lost business and (ii) a decrease of $0.1 million related to commissions and fees revenue recorded in the first quarter of 2016 from businesses since divested. Profit-sharing contingent commissions and GSCs were $5.7 million for the first quarter of 2017, which was an increase of $0.5 million from the first quarter of 2016, primarily related to certain programs meeting the requirements to receive contingent commissions in the current year.

The National Programs Segment’s growth rate for total commissions and fees was 0.3% and the organic revenue growth rate for core organic commissions and fees revenue was (0.1)% for the three months ended March 31, 2017. This decrease in the organic revenue growth rate was mainly due to several programs experiencing carrier transitions and also certain programs being affected by lower premium rates, primarily in our coastal property programs, partially offset by growth in our lender placed business and several other programs.
Income before income taxes for the three months ended March 31, 2017 decreased 9.2%, or $1.3 million, from the same period in 2016, to $12.5 million. The decrease was driven by the one-time premium tax refunds received by our flood insurance business in first quarter of 2016, partially offset by the decrease in the inter-company interest expense charge for acquisitions.
Wholesale Brokerage Segment
The Wholesale Brokerage Segment markets and sells excess and surplus commercial and personal lines insurance, primarily through independent agents and brokers. Like the Retail and National Programs Segments, the Wholesale Brokerage Segment’s revenues are primarily commission-based.
Financial information relating to our Wholesale Brokerage Segment for the three months ended March 31, 2017 and 2016 is as follows:

	For the three months ended March 31,
(in thousands, except percentages)	2017	2016	% Change
REVENUES
Core commissions and fees	$59,997	$47,886	25.3%
Profit-sharing contingent commissions	4,781	4,975	(3.9)%
Guaranteed supplemental commissions	407	477	(14.7)%
Investment income	—	3	(100.0)%
Other income, net	62	73	(15.1)%
Total revenues	65,247	53,414	22.2%
EXPENSES
Employee compensation and benefits	33,486	26,390	26.9%
Other operating expenses	11,360	9,267	22.6%
Loss/(gain) on disposal	—	—	—%
Amortization	2,931	2,442	20.0%
Depreciation	490	496	(1.2)%
Interest	1,675	247	NMF
Change in estimated acquisition earn-out payables	40	10	NMF
Total expenses	49,982	38,852	28.6%
Income before income taxes	$15,265	$14,562	4.8%
Organic revenue growth rate(1)	7.4%	3.4%
Employee compensation and benefits relative to total revenues	51.3%	49.4%
Other operating expenses relative to total revenues	17.4%	17.3%
Capital expenditures	$378	$592
Total assets at March 31	$1,121,109	$888,745

(1)	A non-GAAP financial measure
NMF = Not a meaningful figure
The Wholesale Brokerage Segment’s total revenues for the three months ended March 31, 2017 increased 22.2%, or $11.8 million, from the same period in 2016, to $65.2 million. The $12.1 million net increase in core commissions and fees revenue was driven primarily by the following: (i) $8.6 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2016; and (ii) $3.5 million related to net new business. Contingent commissions and GSCs for the first quarter of 2017 decreased $0.3 million compared to the first quarter of 2016, to $5.2 million. This decrease in contingent commissions was driven by an increase in loss ratios with certain carriers. The Wholesale Brokerage Segment’s growth rate for total commissions and fees was 22.2% and the organic revenue growth rate for core organic commissions and fees revenue was 7.4% for the first quarter of 2017. The organic revenue growth rate was driven by net new business and modest increases in exposure units, partially offset by contraction in insurance premium rates for catastrophe prone properties.

Income before income taxes for the three months ended March 31, 2017 increased 4.8%, or $0.7 million, over the same period in 2016, to $15.3 million, primarily due to the following: (i) the net increase in revenue as described above; offset by (ii) an increase in employee compensation and benefits of $7.1 million, of which $4.7 million was related to acquisitions that had no comparable compensation and benefits in the same period of 2016, with the remainder related to additional teammates to support increased transaction volumes; (iii) a decrease in profit from lower contingent commissions and GSCs; (iv) a $2.0 million increase in operating expenses, of which $1.9 million was related to acquisitions that had no comparable expenses in the same period of 2016; and (v) higher inter-company interest charges related to acquisitions completed in the previous year.
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
Financial information relating to our Services Segment for the three months ended March 31, 2017 and 2016 is as follows:

	For the three months ended March 31,
(in thousands, except percentages)	2017	2016	% Change
REVENUES
Core commissions and fees	$39,246	$36,503	7.5%
Profit-sharing contingent commissions	—	—	—%
Guaranteed supplemental commissions	—	—	—%
Investment income	80	64	25.0%
Other income, net	—	1	(100.0)%
Total revenues	39,326	36,568	7.5%
EXPENSES
Employee compensation and benefits	19,650	18,876	4.1%
Other operating expenses	11,002	9,875	11.4%
Loss/(gain) on disposal	55	—	—%
Amortization	1,138	1,065	6.9%
Depreciation	399	487	(18.1)%
Interest	961	1,236	(22.2)%
Change in estimated acquisition earn-out payables	—	(23)	(100.0)%
Total expenses	33,205	31,516	5.4%
Income before income taxes	$6,121	$5,052	21.2%
Organic revenue growth rate(1)	4.9%	1.2%
Employee compensation and benefits relative to total revenues	50.0%	51.6%
Other operating expenses relative to total revenues	28.0%	27.0%
Capital expenditures	$150	$205
Total assets at March 31	$363,173	$324,269

(1)	A non-GAAP financial measure
The Services Segment’s total revenues for the three months ended March 31, 2017 increased 7.5%, or $2.8 million, over the same period in 2016, to $39.3 million. The $2.7 million increase in core commissions and fees revenue was driven primarily by the following: (i) $0.9 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2016; and (ii) $1.8 million related to net new business. The Services Segment’s growth rate for total commissions and fees was 7.5% and the organic revenue growth rate for core organic commissions and fees revenue was 4.9% for the first quarter of 2017. The organic revenue growth rate was driven primarily by an increase in weather-related claims.

Income before income taxes for the three months ended March 31, 2017 increased 21.2%, or $1.1 million, over the same period in 2016, to $6.1 million due to a combination of organic revenue growth and variable costs for certain of our businesses.
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
Contractual Cash Obligations
As of March 31, 2017, our contractual cash obligations were as follows:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt	$1,067,500	$55,000	$512,500	$—	$500,000
Other liabilities(1)	51,469	3,050	16,170	2,351	29,898
Operating leases	210,551	42,217	72,989	50,500	44,845
Interest obligations	184,766	36,265	54,876	42,000	51,625
Unrecognized tax benefits	875	—	875	—	—
Maximum future acquisition contingency payments(2)	106,354	54,360	51,339	655	—
Total contractual cash obligations	$1,621,515	$190,892	$708,749	$95,506	$626,368

(1)	Includes the current portion of other long-term liabilities.

(2)	Includes $57.4 million of current and non-current estimated earn-out payables.
Debt
Total debt at March 31, 2017 was $1,067.5 million, which was a decrease of $13.9 million compared to December 31, 2016. The decrease includes the repayment of $14.3 million in principal including the repayment of the $0.5 million in a short-term note payable related to the 2016 acquisition of Social Security Advocates for the Disabled, LLC, net of the amortization of discounted debt related to our 4.200% Notes due 2024 and debt issuance cost amortization of $0.4 million.
As of March 31, 2017, the Company satisfied the eighth installment of scheduled quarterly principal payments on the Credit Facility term loan. The Company has satisfied $82.5 million in total principal payments through March 31, 2017 since the inception of the note. Scheduled quarterly principal payments are expected to be made until maturity. The balance of the Credit Facility term loan is $467.5 million as of March 31, 2017. Of the total amount, $55.0 million is classified as current portion of long-term debt in the Condensed Consolidated Balance Sheet as the date of maturity is less than one year.
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
Our invested assets are held primarily as cash and cash equivalents, restricted cash, available-for-sale marketable debt securities, non-marketable debt securities, certificates of deposit, U.S. treasury securities, and professionally managed short duration fixed income funds. These investments are subject to interest rate risk. The fair values of our invested assets at March 31, 2017 and December 31, 2016, approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.
We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date.
As of March 31, 2017, we had $467.5 million of borrowings outstanding under our term loan which bears interest on a floating basis tied to the London Interbank Offered Rate (LIBOR) and therefore subject to changes in the associated interest expense. The effect of an immediate hypothetical 10% change in interest rates would not have a material effect on our Consolidated Financial Statements.
We are subject to exchange rate risk primarily in our U.K-based wholesale brokerage business that has a cost base principally denominated in British pounds and a revenue base in several other currencies, but principally in U.S. dollars. Based upon our foreign currency rate exposure as of March 31, 2017, an immediate 10% hypothetical change of foreign currency exchange rates would not have a material effect on our Consolidated Financial Statements.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation (the “Evaluation”) required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of March 31, 2017. Based upon the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosures.
Changes in Internal Controls
There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II
ITEM 1. Legal Proceedings
In Item 3 of Part I of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2016, certain information concerning litigation claims arising in the ordinary course of business was disclosed. Such information was current as of the date of filing. During the Company’s fiscal quarter ended March 31, 2017, no new legal proceedings, or material developments with respect to existing legal proceedings, occurred which require disclosure in this Quarterly Report on Form 10-Q.
ITEM 1A. Risk Factors
There were no material changes in the risk factors previously disclosed in Item 1A, “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our repurchase of shares of our common stock during the three months ended March 31, 2017:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value that May Yet be Purchased Under the Plans or Programs(2)
January 1, 2017 to January 31, 2017	89,255	$44.84	—	$367,342,175
February 1, 2017 to February 28, 2017	7,625	43.41	—	367,342,175
March 1, 2017 to March 31, 2017	15,428	43.21	—	367,342,175
Total	112,308	$44.52	—	$367,342,175

(1)
We purchased 112,308 shares during the quarter ended March 31, 2017 outside of our publicly announced share repurchase program, all of which represent shares surrendered by our teammates in the exercise of stock options under our equity compensation plans or to cover required tax withholdings on the vesting of shares in our equity compensation plans.

(2)
As announced on July 21, 2014, our Board of Directors approved the purchase of up to $200.0 million of the Company’s outstanding common stock of which $150.0 million have been purchased with the last settlement on August 11, 2015. On July 20, 2015, the Company’s Board of Directors authorized the purchasing of up to an additional $400.0 million of the Company's outstanding common stock. On November 11, 2015, the Company entered into an accelerated share repurchase program with an investment bank to purchase an aggregate $75.0 million of the Company’s common stock, all of which has been settled with this latest settlement on January 6, 2016 in which the Company received 363,209 shares. Between October 25, 2016 and November 4, 2016, the Company made share repurchases in the open market in total of 209,618 shares at a total cost of $7.7 million. After completing these open market share repurchases, the Company’s outstanding Board-approved share repurchase authorization is $367.3 million. As of March 31, 2017, a total of 8,003,197 shares have been repurchased since the first quarter of 2014.

ITEM 6. Exhibits
The following exhibits are filed as a part of this Report:

3.1
Articles of Amendment to Articles of Incorporation (adopted April 24, 2003) (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 2003(Commission file number 001-13619)), and Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 1999 (Commission file number 001-13619)).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on October 12, 2016).

10.1*	Settlement Agreement, dated March 1, 2017, by and between the Company and AssuredPartners, Inc. and certain of its employees and former employees.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
* Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN & BROWN, INC.

/s/ R. Andrew Watts
Date: May 5, 2017	R. Andrew Watts
Executive Vice President, Chief Financial Officer and Treasurer
(duly authorized officer, principal financial officer and principal accounting officer)