Form 10-Q
period 2017-06-30
BROWN & BROWN INC
filed 2017-08-04
CIK 79282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s common stock, $0.10 par value, outstanding as of August 1, 2017 was 139,920,874.

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

•
The occurrence of adverse economic conditions, an adverse regulatory climate, or a disaster in California, Florida, Georgia, Illinois, Massachusetts, Michigan, New Jersey, New York, Oregon, Pennsylvania, Texas, Virginia and Washington, because a significant portion of business written by us is for customers located in these states;

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

PART I — FINANCIAL INFORMATION
ITEM 1 — Financial Statements (Unaudited)
BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands, except per share data)	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
REVENUES
Commissions and fees	$464,724	$445,662	$909,290	$867,997
Investment income	351	502	594	920
Other income, net	1,230	354	21,501	1,774
Total revenues	466,305	446,518	931,385	870,691
EXPENSES
Employee compensation and benefits	244,517	231,102	490,383	455,161
Other operating expenses	71,312	66,291	138,231	129,896
Loss/(gain) on disposal	9	(810)	(91)	(2,854)
Amortization	21,347	21,610	42,967	43,220
Depreciation	5,655	5,354	11,753	10,672
Interest	9,874	9,837	19,556	19,734
Change in estimated acquisition earn-out payables	5,589	4,057	9,617	3,236
Total expenses	358,303	337,441	712,416	659,065
Income before income taxes	108,002	109,077	218,969	211,626
Income taxes	41,900	42,827	82,757	83,306
Net income	$66,102	$66,250	$136,212	$128,320
Net income per share:
Basic	$0.47	$0.47	$0.97	$0.92
Diluted	$0.46	$0.47	$0.96	$0.91
Dividends declared per share	$0.14	$0.12	$0.27	$0.25
See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except per share data)	June 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$600,296	$515,646
Restricted cash and investments	276,634	265,637
Short-term investments	30,164	15,048
Premiums, commissions and fees receivable	499,670	502,482
Reinsurance recoverable	22,479	78,083
Prepaid reinsurance premiums	297,736	308,661
Other current assets	51,953	50,571
Total current assets	1,778,932	1,736,128
Fixed assets, net	72,747	75,807
Goodwill	2,692,104	2,675,402
Amortizable intangible assets, net	671,874	707,454
Investments	10,876	23,048
Other assets	52,476	44,895
Total assets	$5,279,009	$5,262,734
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Premiums payable to insurance companies	$706,923	$647,564
Losses and loss adjustment reserve	22,479	78,083
Unearned premiums	297,736	308,661
Premium deposits and credits due customers	92,217	83,765
Accounts payable	103,211	69,595
Accrued expenses and other liabilities	176,971	201,989
Current portion of long-term debt	20,000	55,500
Total current liabilities	1,419,537	1,445,157
Long-term debt less unamortized discount and debt issuance costs	965,391	1,018,372
Deferred income taxes, net	373,089	357,686
Other liabilities	62,759	81,308
Shareholders’ Equity:
Common stock, par value $0.10 per share; authorized 280,000 shares; issued 148,264 shares and outstanding 139,999 shares at 2017, issued 148,107 shares and outstanding 140,104 shares at 2016	14,826	14,811
Additional paid-in capital	479,193	468,443
Treasury stock, at cost at 8,265 shares at 2017 and 8,003 shares at 2016, respectively	(268,842)	(257,683)
Retained earnings	2,233,056	2,134,640
Total shareholders’ equity	2,458,233	2,360,211
Total liabilities and shareholders’ equity	$5,279,009	$5,262,734
See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS(UNAUDITED)

	For the six months ended June 30,
(in thousands)	2017	2016
Cash flows from operating activities:
Net income	$136,212	$128,320
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	42,967	43,220
Depreciation	11,753	10,672
Non-cash stock-based compensation	15,326	6,674
Change in estimated acquisition earn-out payables	9,617	3,236
Deferred income taxes	14,793	15,907
Amortization of debt discount	79	79
Amortization and disposal of deferred financing costs	943	807
Accretion of discounts and premiums, investment	13	47
Income tax benefit from exercise of shares from the stock benefit plans	—	(6,816)
Net loss/(gain) on sales of investments, fixed assets and customer accounts	136	(2,700)
Payments on acquisition earn-outs in excess of original estimated payables	(7,109)	(3,550)
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Premiums, commissions and fees receivable decrease (increase)	2,918	(34,099)
Reinsurance recoverables decrease (increase)	55,604	(28,844)
Prepaid reinsurance premiums decrease	10,925	10,736
Other assets (increase)	(9,326)	(11,272)
Premiums payable to insurance companies decrease	59,219	90,068
Premium deposits and credits due customers increase	8,500	12,049
Losses and loss adjustment reserve (decrease) increase	(55,604)	28,844
Unearned premiums (decrease)	(10,925)	(10,736)
Accounts payable increase	38,510	34,156
Accrued expenses and other liabilities (decrease)	(26,021)	(29,765)
Other liabilities (decrease)	(28,449)	(18,346)
Net cash provided by operating activities	270,081	238,687
Cash flows from investing activities:
Additions to fixed assets	(8,848)	(8,944)
Payments for businesses acquired, net of cash acquired	(11,526)	(107,290)
Proceeds from sales of fixed assets and customer accounts	669	3,291
Purchases of investments	(5,916)	(16,405)
Proceeds from sales of investments	2,911	9,379
Net cash used in investing activities	(22,710)	(119,969)
Cash flows from financing activities:
Payments on acquisition earn-outs	(8,668)	(7,012)
Payments on long-term debt	(86,750)	(20,625)
Deferred debt issuance costs	(2,753)	—
Income tax benefit from exercise of shares from the stock benefit plans	—	6,816
Issuances of common stock for employee stock benefit plans	500	916
Repurchase shares to fund tax withholdings for non-cash stock-based compensation	(5,054)	(6,273)
Purchase of treasury stock	(11,159)	(11,250)
Settlement of accelerated share repurchase program	—	11,250
Cash dividends paid	(37,840)	(34,128)
Net cash used in financing activities	(151,724)	(60,306)
Net increase in cash and cash equivalents inclusive of restricted cash	95,647	58,412
Cash and cash equivalents inclusive of restricted cash at beginning of period	781,283	673,173
Cash and cash equivalents inclusive of restricted cash at end of period	$876,930	$731,585
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
NOTE 2· Basis of Financial Reporting
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
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
Recently Issued Accounting Pronouncements
In November 2016, the Financial Accountings Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18, “Statement of Cash Flows (Topic 230)”: Restricted Cash (“ASU 2016-18”), which requires that the Statement of Cash Flows explain the changes during the period of cash and cash equivalents inclusive of amounts categorized as restricted cash. ASU 2016-18 is effective for periods beginning after December 15, 2017; however, the Company elected to early adopt for the reporting period ended March 31, 2017 under the full retrospective approach for all periods presented. With the adoption of ASU 2016-18, the change in restricted cash is no longer reflected as a change in operating assets and liabilities, and the Statement of Cash Flows details the changes in the balance of cash and cash equivalents inclusive of restricted cash. Net cash provided by operating activities for the six months ended June 30, 2016 were previously reported as $190.8 million. With the retrospective adoption, the net cash provided by operating activities for the six months ended June 30, 2016 is now reported as $238.7 million. The Company reflects cash collected from customers that is payable to insurance companies as restricted cash if segregation of this cash is required by the state of domicile for the office conducting this transaction or if required by contract with the relevant insurance company providing coverage. Cash collected from customers that is payable to insurance companies is reported in cash and cash equivalents if no such restriction is required.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230)”: Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (“ASU 2016-15”), which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified and applies to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under Topic 230. ASU 2016-15 will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 and early adoption is permitted. The Company has evaluated the impact of ASU 2016-15 and has determined there is no impact on the Company's Statement of Cash Flows. The Company already presents cash paid on contingent consideration in business combination as prescribed by ASU 2016-15 and does not, at this time, engage in the other activities being addressed.
In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share Based Payment Accounting” (“ASU 2016-09”), which amends guidance issued in Accounting Standards Codification (“ASC”) Topic 718, Compensation - Stock Compensation. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. The Company adopted the guidance on January 1, 2017, as required. Prior periods have not been adjusted, as the guidance was adopted prospectively. The principal impact is that the tax benefit or expense from stock compensation is now presented in the income tax line of the Statement of Income whereas the prior treatment was to present this as a component of equity on the Balance Sheet. Also the tax benefit or expense is now presented as activity in Cash Flow from Operating Activity rather than the prior presentation as Cash Flow from Financing Activity in the Statement of Cash Flows. The Company also continues to estimate forfeitures of stock grants as allowed by ASU 2016-09.
In March 2016, the FASB issued ASU 2016-08, “Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net)” (“ASU 2016-08”) to clarify certain aspects of the principal-versus-agent guidance included in the new revenue standard ASU 2014-09 “Revenue from Contracts with Customers” (“ASU 2014-09”). The FASB issued the ASU in response to concerns identified by stakeholders, including those related to (1) determining the appropriate unit of account under the revenue standard’s principal-versus-agent guidance and (2) applying the indicators of whether an entity is a principal or an agent in accordance with the revenue standard’s control principle. ASU 2016-08 is effective contemporaneous with ASU 2014-09 beginning January 1, 2018. The impact of ASU 2016-08 is currently being evaluated along with ASU 2014-09. At this point in our evaluation the potential impact would primarily be limited to the claims administering activities within our Services Segment and therefore not material to the Company.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which provides guidance for accounting for leases. Under ASU 2016-02, the Company will be required to recognize the assets and liabilities for the rights and obligations created by leased assets. ASU 2016-02 will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company continues to evaluate the impact of this pronouncement with the principal impact being that the present value of the remaining lease payments be presented as a liability on the Balance Sheet as well as an asset of similar value representing the “Right of Use” for those leased properties. As detailed in Note 13 of the 2016 10-K, the undiscounted contractual cash payments remaining on leased properties is $204.2 million as of June 30, 2017.
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
In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets, and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. Specifically, in situations where multiple performance obligations exist within the contract, the use of estimates is required to allocate the transaction price to each separate performance obligation. Historically, approximately 70% of the Company’s commissions and fees revenue is in the form of commissions paid by insurance carriers. These commissions are earned upon the effective date of bound coverage, and no significant performance obligation remains after coverage is bound. Approximately 20% of the commissions and fees revenue is in the form of fees, which the Company has evaluated and determined that only a small portion will be affected. The remaining revenue streams are currently being evaluated, and this evaluation will be concluded in the third quarter. Fees are predominantly in our National Programs and Services Segments, and to a lesser extent in the large accounts business within our Retail Segment. At the conclusion of this evaluation, it may be determined that fee revenue from certain agreements will be recognized in earlier periods under the new guidance in comparison to our current accounting policies and others will be recognized in later periods. Based upon the work completed to date, management does not expect the overall impact to be material on a full-year basis, but may impact the timing of recognition between quarters. Additionally, management is evaluating the requirement per Accounting Standard Codification 340-40 ("ASC 340-40") to defer customer acquisition and contract fulfillment costs, and recognize these costs as the associated performance obligations are fulfilled. This evaluation includes evaluating the costs that would qualify for deferral as well as the timing of recognition of these costs in future periods. All customer acquisition and contract fulfillment costs are expensed as incurred today.
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

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share data)	2017	2016	2017	2016
Net income	$66,102	$66,250	$136,212	$128,320
Net income attributable to unvested awarded performance stock	(1,642)	(1,896)	(3,329)	(3,337)
Net income attributable to common shares	$64,460	$64,354	$132,883	$124,983
Weighted average number of common shares outstanding – basic	140,173	139,998	140,143	139,395
Less unvested awarded performance stock included in weighted average number of common shares outstanding – basic	(3,481)	(4,006)	(3,425)	(3,625)
Weighted average number of common shares outstanding for basic earnings per common share	136,692	135,992	136,718	135,770
Dilutive effect of stock options	2,409	1,589	2,346	1,490
Weighted average number of shares outstanding – diluted	139,101	137,581	139,064	137,260
Net income per share:
Basic	$0.47	$0.47	$0.97	$0.92
Diluted	$0.46	$0.47	$0.96	$0.91
NOTE 4· Business Combinations
During the six months ended June 30, 2017, Brown & Brown acquired the assets and assumed certain liabilities of three insurance intermediaries. Additionally, miscellaneous adjustments were recorded to the purchase price allocation of certain prior acquisitions completed within the last twelve months as permitted by Accounting Standards Codification Topic 805 — Business Combinations (“ASC 805”). Such adjustments are presented in the “Other” category within the following two tables. The recorded purchase price for all acquisitions included an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations will be recorded in the Condensed Consolidated Statement of Income when incurred.
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
Based on the acquisition date and the complexity of the underlying valuation work, certain amounts included in the Company’s Condensed Consolidated Financial Statements may be provisional and thus subject to further adjustments within the permitted measurement period, as defined in ASC 805. For the six months ended June 30, 2017, several adjustments were made within the permitted measurement period that resulted in an increase in the aggregate purchase price of the affected acquisitions of $1.4 million relating to the assumption of certain liabilities. These measurement period adjustments have been reflected as current period adjustments in the six months ended June 30, 2017 in accordance with the guidance in ASU 2015-16 “Business Combinations”. The measurement period adjustments primarily impacted goodwill, with no effect on earnings or cash in the current period.
Cash paid for acquisitions was $11.5 million and $109.4 million in the six-month periods ended June 30, 2017 and 2016, respectively. We completed three acquisitions (excluding book of business purchases) in the six-month period ended June 30, 2017. We completed five acquisitions (excluding book of business purchases) in the six-month period ended June 30, 2016.

The following table summarizes the purchase price allocations made as of the date of each acquisition for current year acquisitions and adjustments made during the measurement period for prior year acquisitions. During the measurement periods, the Company will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. These adjustments are made in the period in which the amounts are determined and the current period income effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date.

(in thousands)
Name	Business Segment	Effective Date of Acquisition	Cash Paid	Other Payable	Recorded Earn-Out Payable	Net Assets Acquired	Maximum Potential Earn- Out Payable
Other	Various	Various	11,526	11,069	282	22,877	3,305
Total			$11,526	$11,069	$282	$22,877	$3,305
The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition and adjustments made during the measurement period of the prior year acquisitions.

(in thousands)	Other	Total
Other current assets	93	93
Fixed assets	35	35
Goodwill	16,702	16,702
Purchased customer accounts	7,279	7,279
Non-compete agreements	552	552
Total assets acquired	24,661	24,661
Other current liabilities	(1,095)	(1,095)
Deferred income tax, net	(689)	(689)
Total liabilities assumed	(1,784)	(1,784)
Net assets acquired	$22,877	$22,877
The weighted average useful lives for the acquired amortizable intangible assets are as follows: purchased customer accounts, 15 years; and non-compete agreements, 5 years.
Goodwill of $16.7 million, which is net of any opening balance sheet adjustments within the allowable measurement period, was allocated to the Retail, National Programs, Wholesale Brokerage and Service Segments in the amounts of $7.9 million, $7.3 million, $0.8 million and $0.7 million, respectively. Of the total goodwill of $16.7 million, the amount currently deductible for income tax purposes is $16.4 million and the remaining $0.3 million relates to the recorded earn-out payables and will not be deductible until it is earned and paid.

For the acquisitions completed during 2017, the results of operations since the acquisition dates have been combined with those of the Company. The total revenues from the acquisitions completed through June 30, 2017, included in the Condensed Consolidated Statement of Income for the three and six months ended June 30, 2017, were $0.5 million and $0.5 million, respectively. The income before income taxes, including the intercompany cost of capital charge, from the acquisitions completed through June 30, 2017, included in the Condensed Consolidated Statement of Income for the three and six months ended June 30, 2017, were $0.1 million and $0.1 million, respectively. If the acquisitions had occurred as of the beginning of the respective periods, the Company’s results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

(UNAUDITED)	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share data)	2017	2016	2017	2016
Total revenues	$467,369	$448,362	$934,477	$874,344
Income before income taxes	$108,412	$109,736	$220,119	$212,932
Net income	$66,353	$66,650	$136,916	$129,113
Net income per share:
Basic	$0.47	$0.48	$0.98	$0.93
Diluted	$0.47	$0.47	$0.96	$0.92
Weighted average number of shares outstanding:
Basic	136,692	135,992	136,718	135,770
Diluted	139,101	137,581	139,064	137,260
As of June 30, 2017 and 2016, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820-Fair Value Measurement. The resulting additions, payments, and net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the three and six months ended June 30, 2017 and 2016, were as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2017	2016	2017	2016
Balance as of the beginning of the period	$57,408	$69,095	$63,821	$78,387
Additions to estimated acquisition earn-out payables	493	1,787	282	2,393
Payments for estimated acquisition earn-out payables	(5,547)	(1,485)	(15,777)	(10,562)
Subtotal	52,354	69,397	48,326	70,218
Net change in earnings from estimated acquisition earn-out payables:
Change in fair value on estimated acquisition earn-out payables	4,851	3,385	8,186	1,822
Interest expense accretion	738	672	1,431	1,414
Net change in earnings from estimated acquisition earn-out payables	5,589	4,057	9,617	3,236
Balance as of June 30,	$57,943	$73,454	$57,943	$73,454
Of the $57.9 million estimated acquisition earn-out payables as of June 30, 2017, $44.0 million was recorded as accounts payable and $13.9 million was recorded as other non-current liabilities. As of June 30, 2017, the maximum future acquisition contingency payments related to all acquisitions was $100.2 million inclusive of the $57.9 million estimated acquisition earn-out payables as of June 30, 2017. Included within the additions to estimated acquisition earn-out payables are any adjustments to opening balance sheet items within the allowable measurement period, which may therefore differ from previously reported amounts.

NOTE 5· Goodwill
Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The Company completed its most recent annual assessment as of November 30, 2016, and identified no impairment as a result of the evaluation.
The changes in the carrying value of goodwill by reportable segment for the six months ended June 30, 2017 are as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Total
Balance as of January 1, 2017	$1,354,667	$901,294	$284,869	$134,572	$2,675,402
Goodwill of acquired businesses	7,929	7,314	770	689	16,702
Balance as of June 30, 2017	$1,362,596	$908,608	$285,639	$135,261	$2,692,104
NOTE 6· Amortizable Intangible Assets
Amortizable intangible assets at June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017				December 31, 2016
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (Years)(1)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (Years)(1)
Purchased customer accounts	$1,454,377	$(784,097)	$670,280	15.0	$1,447,680	$(741,770)	$705,910	15.0
Non-compete agreements	30,220	(28,626)	1,594	6.8	29,668	(28,124)	1,544	6.8
Total	$1,484,597	$(812,723)	$671,874		$1,477,348	$(769,894)	$707,454

(1)	Weighted average life calculated as of the date of acquisition.
Amortization expense for amortizable intangible assets for the years ending December 31, 2017, 2018, 2019, 2020 and 2021 is estimated to be $85.2 million, $80.2 million, $75.7 million, $68.3 million, and $65.1 million, respectively.
NOTE 7· Long-Term Debt
Long-term debt at June 30, 2017 and December 31, 2016 consisted of the following:

(in thousands)	June 30, 2017	December 31, 2016
Current portion of long-term debt:
Current portion of 5-year term loan facility expires June 28, 2022	$20,000	$55,000
Short-term promissory note	—	500
Total current portion of long-term debt	20,000	55,500
Long-term debt:
Note agreements:
4.500% senior notes, Series E, quarterly interest payments, balloon due 2018	100,000	100,000
4.200% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2024	498,865	498,785
Total notes	598,865	598,785
Credit agreements:
5-year term-loan facility, periodic interest and principal payments, LIBOR plus up to 1.750%, expires June 28, 2022	375,000	426,250
5-year revolving-loan facility, periodic interest payments, currently LIBOR plus up to 1.500%, plus commitment fees up to 0.250%, expires June 28, 2022	—	—
Total credit agreements	375,000	426,250
Debt issuance costs (contra)	(8,474)	(6,663)
Total long-term debt less unamortized discount and debt issuance costs	965,391	1,018,372
Current portion of long-term debt	20,000	55,500
Total debt	$985,391	$1,073,872

On December 22, 2006, the Company entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). The initial issuance of notes under the Master Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.660% per year. On February 1, 2008, $25.0 million in Series D Senior Notes due January 15, 2015, with a fixed interest rate of 5.370% per year, were issued. On September 15, 2011, and pursuant to a Confirmation of Acceptance (the “Confirmation”), dated January 21, 2011, in connection with the Master Agreement, $100.0 million in Series E Senior Notes were issued and are due September 15, 2018, with a fixed interest rate of 4.500% per year. The Series E Senior Notes were issued for the sole purpose of retiring existing senior notes. On January 15, 2015 the Series D Senior Notes were redeemed at maturity using cash proceeds to pay off the principal of $25.0 million plus any remaining accrued interest. On December 22, 2016, the Series C Senior Notes were redeemed at maturity using cash proceeds to pay off the principal of $25.0 million plus any remaining accrued interest. As of June 30, 2017, there was an outstanding debt balance issued under the provisions of the Master Agreement of $100.0 million.
On April 17, 2014, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A. as administrative agent and certain other banks as co-syndication agents and co-documentation agents (the “Credit Agreement”). The Credit Agreement in the amount of $1,350.0 million provides for an unsecured revolving credit facility (the “Credit Facility”) in the initial amount of $800.0 million and unsecured term loans in the initial amount of $550.0 million, either or both of which may, subject to lenders’ discretion, potentially be increased by up to $500.0 million. The Credit Facility was funded on May 20, 2014 in conjunction with the closing of The Wright Insurance Group, LLC (“Wright”) acquisition, with the $550.0 million term loan being funded as well as a drawdown of $375.0 million on the revolving loan facility. Use of these proceeds was to retire existing term loan debt and to facilitate the closing of the Wright acquisition as well as other acquisitions. The Credit Facility terminates on May 20, 2019, but either or both of the revolving Credit Facility and the term loans may be extended for two additional one-year periods at the Company’s request and at the discretion of the respective lenders. Interest and facility fees in respect to the Credit Facility are based on the better of the Company’s net debt leverage ratio or a non-credit enhanced senior unsecured long-term debt rating. Based on the Company’s net debt leverage ratio, the rates of interest charged on the term loan are 1.000% to 1.750%, and the revolving loan is 0.850% to 1.500% above the adjusted LIBOR rate for outstanding amounts drawn. There are fees included in the facility which include a facility fee based on the revolving credit commitments of the lenders (whether used or unused) at a rate of 0.150% to 0.250% and letter of credit fees based on the amounts of outstanding secured or unsecured letters of credit. The Credit Facility includes various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers.
On June 28, 2017, the Company entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) with the lender named therein, JPMorgan Chase Bank, N.A. as administrative agent and certain other banks as co-syndication agents and co-documentation agents. The Amended and Restated Credit Agreement amended and restated the credit agreement dated April 17, 2014, among such parties (the “Original Credit Agreement”). The Amended and Restated Credit Agreement extends the applicable maturity date of the existing revolving credit facility (the “Facility”) of $800.0 million to June 28, 2022 and re-evidences unsecured term loans at $400.0 million while also extending the applicable maturity date to June 28, 2022. The term loan principal amortization schedule was reset with payments due quarterly. At the time of the execution of the Amended and Restated Credit Agreement, $67.5 million of principal from the original unsecured term loans was repaid using operating cash balances, and the Company added an additional $2.7 million in debt issuance costs related to the facility to the Consolidated Balance Sheet. The Company also expensed to the Consolidated Statements of Income $0.2 million of debt issuance costs related to the Original Credit Agreement due to certain lenders exiting prior to the modified agreement, while also carrying forward $1.6 million on the Consolidated Balance Sheet the unamortized portion of the Original Credit Agreement debt issuance costs which will amortize over the term of the Amended and Restated Credit Agreement. On June 30, 2017, a scheduled principal payment of $5.0 million was satisfied per the terms of the Amended and Restated Credit Agreement. As of June 30, 2017, there was an outstanding debt balance issued under the terms of the Amended and Restated Credit Agreement of $395.0 million with no borrowings outstanding against the revolving loan. Per the terms of the Amended and Restated Credit Agreement, a scheduled principal payment of $5.0 million is due September 30, 2017.
On September 18, 2014, the Company issued $500.0 million of 4.200% unsecured senior notes due in 2024. The senior notes were given investment grade ratings of BBB-/Baa3 with a stable outlook. The notes are subject to certain covenant restrictions and regulations which are customary for credit rated obligations. At the time of funding, the proceeds were offered at a discount of the original note amount which also excluded an underwriting fee discount. The net proceeds received from the issuance were used to repay the outstanding balance of $475.0 million on the revolving Credit Facility and for other general corporate purposes. As of June 30, 2017 and December 31, 2016, there was an outstanding debt balance of $500.0 million exclusive of the associated discount balance.
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
The Master Agreement and the Amended and Restated Credit Agreement require the Company to maintain certain financial ratios and comply with certain other covenants. The Company was in compliance with all such covenants as of June 30, 2017 and December 31, 2016.
The 30-day Adjusted LIBOR Rate as of June 30, 2017 was 1.250%.

NOTE 8· Supplemental Disclosures of Cash Flow Information and Non-Cash Financing and Investing Activities

	For the six months ended June 30,
(in thousands)	2017	2016
Cash paid during the period for:
Interest	$18,556	$18,770
Income taxes	$77,343	$71,466
Brown & Brown’s significant non-cash investing and financing activities are summarized as follows:

	For the six months ended June 30,
(in thousands)	2017	2016
Other payable issued for purchased customer accounts	$11,069	$10,500
Estimated acquisition earn-out payables and related charges	$282	$2,393
Notes payable issued or assumed for purchased customer accounts	$—	$492
The following is a reconciliation of cash and cash equivalents inclusive of restricted cash as of June 30, 2017 and 2016.

	Balance as of June 30,
(in thousands)	2017	2016
Table to reconcile cash and cash equivalents inclusive of restricted cash
Cash and cash equivalents	$600,296	$453,939
Restricted cash	276,634	277,646
Total cash and cash equivalents inclusive of restricted cash at the end of the period	$876,930	$731,585
The following is a reconciliation of cash and cash equivalents inclusive of restricted cash as of December 31, 2016 and 2015.

	Balance as of December 31,
(in thousands)	2016	2015
Table to reconcile cash and cash equivalents inclusive of restricted cash
Cash and cash equivalents	$515,646	$443,420
Restricted cash	265,637	229,753
Total cash and cash equivalents inclusive of restricted cash at the end of the period	$781,283	$673,173
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
During the first quarter of 2017, the Company was successful in settling a lawsuit it had brought against certain former employees of Brown & Brown, their employer, AssuredPartners, Inc. and certain key executives of AssuredPartners.  The settlement included a payment of $20,000,000 by AssuredPartners to Brown & Brown in exchange for releasing certain individuals from restrictive covenants in the employment contracts they had signed with the Company and provides protection for current Brown & Brown teammates from continued solicitation for employment by AssuredPartners.
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
NOTE 10· Segment Information
Brown & Brown’s business is divided into four reportable segments:(1) the Retail Segment, which provides a broad range of insurance products and services to commercial, public and quasi-public entities, and to professional and individual customers; (2) the National Programs Segment, which acts as a MGA, provides professional liability and related package products for certain professionals, a range of insurance products for individuals, flood coverage, and targeted products and services designated for specific industries, trade groups, governmental entities and market niches, all of which are delivered through nationwide networks of independent agents, and Brown & Brown retail agents; (3) the Wholesale Brokerage Segment, which markets and sells excess and surplus commercial and personal lines insurance, primarily through independent agents and brokers, as well as Brown & Brown retail agents; and (4) the Services Segment, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare Set-aside services, Social Security disability and Medicare benefits advocacy services and claims adjusting services.
Brown & Brown conducts all of its operations within the United States of America, except for a wholesale brokerage operation based in London, England, and retail operations in Bermuda and the Cayman Islands. These operations earned $4.2 million and $3.7 million of total revenues for the three months ended June 30, 2017 and 2016, respectively. These operations earned $7.2 million and $6.5 million of total revenues for the six months ended June 30, 2017 and 2016, respectively. Long-lived assets held outside of the United States as of June 30, 2017 and 2016 were not material.
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

	For the three months ended June 30, 2017
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$238,969	$113,675	$71,991	$41,580	$90	$466,305
Investment income	$1	$81	$—	$72	$197	$351
Amortization	$10,517	$6,847	$2,845	$1,137	$1	$21,347
Depreciation	$1,324	$1,604	$477	$390	$1,860	$5,655
Interest expense	$8,126	$8,918	$1,613	$946	$(9,729)	$9,874
Income before income taxes	$47,978	$23,397	$20,085	$8,449	$8,093	$108,002
Total assets	$4,090,094	$2,723,177	$1,204,184	$396,165	$(3,134,611)	$5,279,009
Capital expenditures	$1,404	$1,448	$1,014	$342	$1,608	$5,816

	For the three months ended June 30, 2016
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$234,560	$108,820	$61,287	$41,752	$99	$446,518
Investment income	$7	$239	$1	$83	$172	$502
Amortization	$10,893	$6,982	$2,591	$1,140	$4	$21,610
Depreciation	$1,616	$2,007	$488	$472	$771	$5,354
Interest expense	$9,986	$11,461	$685	$1,327	$(13,622)	$9,837
Income before income taxes	$49,150	$22,245	$16,287	$6,906	$14,489	$109,077
Total assets	$3,593,733	$2,556,293	$1,018,689	$327,957	$(2,289,795)	$5,206,877
Capital expenditures	$2,172	$1,314	$322	$276	$608	$4,692

	For the six months ended June 30, 2017
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$478,256	$214,858	$137,238	$80,906	$20,127	$931,385
Investment income	$3	$155	$—	$152	$284	$594
Amortization	$21,164	$13,751	$5,776	$2,275	$1	$42,967
Depreciation	$2,713	$3,563	$967	$789	$3,721	$11,753
Interest expense	$16,702	$18,953	$3,288	$1,907	$(21,294)	$19,556
Income before income taxes	$96,833	$35,924	$35,350	$14,570	$36,292	$218,969
Total assets	$4,090,094	$2,723,177	$1,204,184	$396,165	$(3,134,611)	$5,279,009
Capital expenditures	$2,540	$2,528	$1,392	$492	$1,896	$8,848

	For the six months ended June 30, 2016
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$466,748	$209,890	$114,701	$78,320	$1,032	$870,691
Investment income	$28	$487	$4	$147	$254	$920
Amortization	$21,882	$14,090	$5,033	$2,205	$10	$43,220
Depreciation	$3,253	$3,936	$984	$959	$1,540	$10,672
Interest expense	$20,389	$24,051	$932	$2,563	$(28,201)	$19,734
Income before income taxes	$99,602	$36,048	$30,849	$11,958	$33,169	$211,626
Total assets	$3,593,733	$2,556,293	$1,018,689	$327,957	$(2,289,795)	$5,206,877
Capital expenditures	$3,221	$3,246	$914	$481	$1,082	$8,944
NOTE 11· Investments
At June 30, 2017, the Company’s amortized cost and fair values of fixed maturity securities are summarized as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities, obligations of U.S. Government agencies and Municipalities	$30,063	$3	$(98)	$29,968
Corporate debt	1,832	16	—	1,848
Total	$31,895	$19	$(98)	$31,816
At June 30, 2017, the Company held $30.0 million in fixed income securities composed of U.S. Treasury securities, securities issued by U.S. Government agencies and municipalities, and $1.8 million issued by corporations with investment grade ratings. Of that total, $21.0 million is classified as short-term investments on the Consolidated Balance Sheet as maturities are less than one-year. Additionally, the Company holds $9.2 million in short-term investments which are related to time deposits held with various financial institutions.
For securities in a loss position, the following table shows the investments’ gross unrealized loss and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2017:

	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities, obligations of U.S. Government agencies and Municipalities	$26,886	$(98)	$—	$—	$26,886	$(98)
Corporate debt	475	—	—	—	475	—
Total	$27,361	$(98)	$—	$—	$27,361	$(98)
The unrealized losses were caused by interest rate increases. At June 30, 2017, the Company had 27 securities in an unrealized loss position. The corporate securities are highly rated securities with no indicators of potential impairment. Based on the ability and intent of the

Company to hold these investments until recovery of fair value, which may be maturity, the bonds were not considered to be other-than-temporarily impaired at June 30, 2017.
At December 31, 2016, the Company’s amortized cost and fair values of fixed maturity securities are summarized as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities, obligations of U.S. Government agencies and Municipalities	$26,280	$11	$(59)	$26,232
Corporate debt	2,358	13	(1)	2,370
Total	$28,638	$24	$(60)	$28,602
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
For securities in a loss position, the following table shows the investments’ gross unrealized loss and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2016:

	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities, obligations of U.S. Government agencies and Municipalities	$14,663	$(59)	$—	$—	$14,663	$(59)
Corporate debt	1,001	(1)	—	—	1,001	(1)
Total	$15,664	$(60)	$—	$—	$15,664	$(60)
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
The amortized cost and estimated fair value of the fixed maturity securities at June 30, 2017 by contractual maturity are set forth below:

(in thousands)	Amortized Cost	Fair Value
Years to maturity:
Due in one year or less	$20,993	$20,940
Due after one year through five years	10,572	10,533
Due after five years	330	343
Total	$31,895	$31,816
The amortized cost and estimated fair value of the fixed maturity securities at December 31, 2016 by contractual maturity are set forth below:

(in thousands)	Amortized Cost	Fair Value
Years to maturity:
Due in one year or less	$5,551	$5,554
Due after one year through five years	22,757	22,708
Due after five years	330	340
Total	$28,638	$28,602
The expected maturities in the foregoing table may differ from the contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalty.
Proceeds from the sales and maturity of the Company’s investment in fixed maturity securities were $0.5 million. This along with maturing time deposits yielded total cash proceeds from the sale of investments of $2.9 million in the period of January 1, 2017 to June 30, 2017. These proceeds were used to purchase additional fixed maturity securities. The gains and losses realized on those sales for the period from January 1, 2017 to June 30, 2017 were insignificant.

Realized gains and losses are reported on the Condensed Consolidated Statements of Income, with the cost of securities sold determined on a specific identification basis.
At June 30, 2017, investments with a fair value of approximately $4.0 million were on deposit with state insurance departments to satisfy regulatory requirements.
NOTE 12· Reinsurance
Although the reinsurers are liable to the Company for amounts reinsured, our subsidiary, Wright National Flood Insurance Company (“Wright Flood”) remains primarily liable to its policyholders for the full amount of the policies written whether or not the reinsurers meet their obligations to the Company when they become due. The effects of reinsurance on premiums written and earned are as follows:

	Period from January 1, 2017 to June 30, 2017
(in thousands)	Written	Earned
Direct premiums	$277,930	$288,856
Ceded premiums	(277,925)	(288,851)
Net premiums	$5	$5
All premiums written by Wright Flood under the National Flood Insurance Program are 100% ceded to the Federal Emergency Management Agency, or FEMA, for which Wright Flood received a 30.9% expense allowance from January 1, 2017 through June 30, 2017. For the period from January 1, 2017 through June 30, 2017, the Company ceded $277.2 million of written premiums.
Effective April 1, 2014, Wright Flood is also a party to a quota share agreement whereby it cedes 100% of its gross excess flood premiums, excluding fees, to Arch Reinsurance Company and receives a 30.5% commission. Wright Flood ceded $0.7 million for the period from January 1, 2017 through June 30, 2017. No loss data exists on this agreement.
Wright Flood also ceded 100% of the Homeowners, Private Passenger Auto Liability, and Other Liability Occurrence to Stillwater Insurance Company, formerly known as Fidelity National Insurance Company. This business is in runoff. Therefore, only loss data still exists on this business. As of June 30, 2017, no ceded unpaid losses and loss adjustment expenses or incurred but not reported expenses for Homeowners, Private Passenger Auto Liability and Other Liability Occurrence existed.
As of June 30, 2017 the Condensed Consolidated Balance Sheet contained reinsurance recoverable of $22.5 million and prepaid reinsurance premiums of $297.7 million. There was no net activity in the reserve for losses and loss adjustment expense during the period January 1, 2017 through June 30, 2017, as Wright Flood's direct premiums written were 100% ceded to two reinsurers. The balance of the reserve for losses and loss adjustment expense, excluding related reinsurance recoverable, as of June 30, 2017 was $22.5 million.

NOTE 13· Statutory Financial Data
Wright Flood maintains capital in excess of the minimum statutory amount of $7.5 million as required by regulatory authorities. The unaudited statutory capital and surplus of Wright Flood was $25.3 million at June 30, 2017 and $23.5 million as of December 31, 2016. For the period from January 1, 2017 through June 30, 2017, Wright Flood generated statutory net income of $1.6 million. For the period from January 1, 2016 through December 31, 2016, Wright Flood generated statutory net income of $8.2 million.
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
NOTE 15· Shareholders’ Equity
Between May 18, 2017 and June 30, 2017, the Company made share repurchases in the open market in total of 216,615 shares at a total cost of $11.2 million. After completing these share repurchases, the Company’s outstanding Board approved share repurchase authorization is $356.1 million.
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
GENERAL
Company Overview — Second Quarter of 2017
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
“Commissions and fees” is included in our Condensed Consolidated Statements of Income. The term “Organic Revenue”, a non-GAAP financial measure, is our “core commissions and fees” (which are our commissions and fees less profit-sharing contingent commissions and less guaranteed supplemental commissions, and therefore represents the revenues earned directly from specific insurance policies sold, and specific fee-based services rendered) less (i) the core commissions and fees earned for the first twelve months by newly-acquired operations and (ii) divested business (core commissions and fees generated from offices, books of business or niches sold or terminated during the comparable period). “Organic Revenue” is reported in this manner in order to express the current year’s core commissions and fees on a comparable basis with the prior year’s core commissions and fees. The resulting net change reflects the aggregate changes attributable to (i) net new and lost accounts, (ii) net changes in our customers’ exposure units, (iii) net changes in insurance premium rates or the commission rate paid to us by our carrier partners; and (iv) the net change in fees paid to us by our customers. We believe that Organic Revenue provides a meaningful representation of the Company’s operating performance. The Company has historically viewed Organic Revenue growth as an important indicator when assessing and evaluating the performance of its four segments. Organic revenue is reported in the Results of Operations and in the Results of Operations - Segment sections of this Form 10-Q.
We also earn “profit-sharing contingent commissions,” which are profit-sharing commissions based primarily on underwriting results, but which may also reflect considerations for volume, growth and/or retention. These commissions are primarily received in the first and second quarters of each year, based upon the aforementioned considerations for the prior year(s). Over the last three years, profit-sharing contingent commissions have averaged approximately 3.6% of the previous year’s commissions and fees revenue. Profit-sharing contingent commissions are included in our commissions and fees in the Consolidated Statement of Income in the year received. For the three-month period ended June 30, 2017, profit-sharing contingent commissions were up $4.5 million as compared to the same period of the prior year.
Certain insurance companies offer guaranteed fixed-base agreements, referred to as “Guaranteed Supplemental Commissions” (“GSCs”) in lieu of profit-sharing contingent commissions. Since GSCs are not subject to the uncertainty of loss ratios, they are accrued throughout the year based on actual premiums written. For the twelve-month period ending December 31, 2016, we had earned $11.5 million of GSCs, of which $9.2 million remained accrued at December 31, 2016, the balance of which is typically collected over the first and second quarter. For the three-month periods ended June 30, 2017 and 2016, we earned and accrued $3.0 million and $2.8 million, respectively, from GSCs.
Combined, our profit-sharing contingent commissions and GSCs for the three months ended June 30, 2017 increased by $4.6 million compared to the second quarter of 2016, primarily in our National Programs Segment.
Fee revenues primarily relate to services other than securing coverage for our customers and are recognized as services are rendered, as well as fees negotiated in lieu of commissions. Fee revenues have historically been generated primarily by: (1) our Services Segment, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare Set-aside services, Social Security disability and Medicare benefits advocacy services, and claims adjusting services; (2) our National Programs and Wholesale Brokerage Segments, which earn fees primarily for the issuance of insurance policies on behalf of insurance companies; and to a lesser extent (3) our Retail Segment in our large-account customer base. Fee revenues, on a consolidated basis, as a percentage of our total commissions and fees, represented 31.3% in 2016, 30.6% in 2015 and 30.6% in 2014.
For the three-month period ended June 30, 2017, our total commissions and fees growth rate was 4.3% and our consolidated organic revenue growth rate was 1.6%. In the event that the gradual increases in insurable exposure units that occurred in the past few years continues through 2017 and premium rate changes are similar with 2016, we believe we will continue to see positive quarterly organic revenue growth rates in 2017.
Historically, investment income has consisted primarily of interest earnings on operating cash and where permitted, on premiums and advance premiums collected and held in a fiduciary capacity before being remitted to insurance companies. Our policy is to invest available funds in high-quality, short-term fixed income investment securities. Investment income also includes gains and losses realized from the sale of investments. Other income primarily reflects legal settlements and other miscellaneous income and for the three months ended June 30, 2017 increased by $0.8 million as compared to the same period of the prior year.
Income before income taxes for the three-month period ended June 30, 2017 decreased from the second quarter of 2016 by $1.1 million, primarily as a result of the change in estimated acquisition earn-out payables partially offset by acquisitions completed in the past twelve months and profits from existing customers and net new business.
Information Regarding Non-GAAP Measures
In the discussion and analysis of our results of operations, in addition to reporting financial results in accordance with generally accepted accounting principles ("GAAP"), we provide references to the following non-GAAP financial measures as defined in Regulation G of SEC rules: organic revenue and organic revenue growth. We view these non-GAAP financial measures as important indicators when assessing and evaluating our performance on a consolidated basis and for each of our segments because they allow us to determine a comparable, but non-GAAP, measurement of revenue growth that is associated with the revenue sources that were a part of our business in both the current and prior year. We believe that organic revenue provides a meaningful representation of our operating performance and view organic revenue growth as an important indicator when assessing and evaluating the performance of our four segments. We also use organic revenue growth for incentive compensation determinations for executive officers and other key employees.
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
Acquisitions
Part of our continuing business strategy is to attract high-quality insurance intermediaries to join our operations. From 1993 through the second quarter of 2017, we acquired 482 insurance intermediary operations, excluding acquired books of business (customer accounts).
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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016
The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes.
Financial information relating to our Condensed Consolidated Financial results for the three and six months ended June 30, 2017 and 2016 is as follows:

	For the three months ended June 30,			For the six months ended June 30,
(in thousands, except percentages)	2017	2016	% Change	2017	2016	% Change
REVENUES
Core commissions and fees	$449,891	$435,462	3.3%	$861,767	$823,706	4.6%
Profit-sharing contingent commissions	11,855	7,358	61.1%	41,867	38,339	9.2%
Guaranteed supplemental commissions	2,978	2,842	4.8%	5,656	5,952	(5.0)%
Investment income	351	502	(30.1)%	594	920	(35.4)%
Other income, net	1,230	354	NMF	21,501	1,774	NMF
Total revenues	466,305	446,518	4.4%	931,385	870,691	7.0%
EXPENSES
Employee compensation and benefits	244,517	231,102	5.8%	490,383	455,161	7.7%
Other operating expenses	71,312	66,291	7.6%	138,231	129,896	6.4%
Loss/(gain) on disposal	9	(810)	(101.1)%	(91)	(2,854)	(96.8)%
Amortization	21,347	21,610	(1.2)%	42,967	43,220	(0.6)%
Depreciation	5,655	5,354	5.6%	11,753	10,672	10.1%
Interest	9,874	9,837	0.4%	19,556	19,734	(0.9)%
Change in estimated acquisition earn-out payables	5,589	4,057	37.8%	9,617	3,236	197.2%
Total expenses	358,303	337,441	6.2%	712,416	659,065	8.1%
Income before income taxes	108,002	109,077	(1.0)%	218,969	211,626	3.5%
Income taxes	41,900	42,827	(2.2)%	82,757	83,306	(0.7)%
NET INCOME	$66,102	$66,250	(0.2)%	$136,212	$128,320	6.2%
Organic revenue growth rate (1)	1.6%	2.6%		2.5%	2.0%
Employee compensation and benefits relative to total revenues	52.4%	51.8%		52.7%	52.3%
Other operating expenses relative to total revenues	15.3%	14.8%		14.8%	14.9%
Capital expenditures	$5,816	$4,692		$8,848	$8,944
Total assets at June 30				$5,279,009	$5,206,877

(1) A non-GAAP financial measure
NMF = Not a meaningful figure
Commissions and Fees
Commissions and fees, including profit-sharing contingent commissions and GSCs, for the three months ended June 30, 2017 increased $19.1 million to $464.7 million, or 4.3% over the same period in 2016. Core commissions and fees revenue for the second quarter of 2017 increased $14.4 million, of which approximately $8.0 million represented core commissions and fees from agencies acquired since 2016 that had no comparable revenues in the same period of 2016. After accounting for divested business of $0.4 million, the remaining net increase of $6.8 million represented net new and renewal business, which reflects an organic revenue growth rate of 1.6%. Profit-sharing contingent commissions and GSCs for the second quarter of 2017 increased by $4.6 million, or 45.4%, compared to the same period in 2016. The net increase of $4.6 million in the second quarter was mainly driven by an increase in profit-sharing contingent commissions in the National Program Segment as a result of growth in written premium, along with the receipt of certain contingent commissions that we did not qualify for in 2016 due to previous loss experience realized by insurance carriers.

For the six months ended June 30, 2017 commissions and fees, including profit-sharing contingent commissions and GSCs, increased $41.3 million to $909.3 million, or 4.8% over the same period in 2016. Core commissions and fees revenue for the six months ended June 30, 2017 increased $38.1 million, of which approximately $18.6 million represented core commissions and fees from acquisitions that had no comparable revenues in the same period of 2016. After accounting for divested business of $0.8 million, the remaining net increase of $20.3 million represented net new and renewal business, which reflects an organic revenue growth rate of 2.5%. Profit-sharing contingent commissions and GSCs for the six months ended June 30, 2017 increased by $3.2 million, or 7.3%, compared to the same period in 2016. The net increase of $3.2 million in the first six months of 2017 was mainly driven by an increase in profit-sharing contingent commissions in the National Programs Segment, partially offset by a slight decrease in the Retail Segment as a result of loss experience for insurance carriers.
Investment Income
Investment income for the three months ended June 30, 2017 decreased $0.2 million, or 30.1% over the same period in 2016. Investment income for the six months ended June 30, 2017 decreased $0.3 million, or 35.4%, over the same period in 2016. This decrease was related to a one-time receipt of interest on premium tax refunds received in 2016.
Other Income, net
Other income for the three months ended June 30, 2017 was $1.2 million, compared with $0.4 million in the same period in 2016. Other income consists primarily of legal settlements and other miscellaneous income. The $0.8 million increase for the three months ended June 30, 2017 from the comparable period in 2016 was primarily a result of benefits received for the cash surrender value of life insurance policies.
Other income for the six months ended June 30, 2017 was $21.5 million, compared with $1.8 million in the same period in 2016. The $19.7 million increase for the six months ended June 30, 2017 from the comparable period in 2016 was a result of a legal settlement recognized in the first quarter of 2017.
Employee Compensation and Benefits
Employee compensation and benefits expense as a percentage of total revenues increased to 52.4% for the three months ended June 30, 2017, from 51.8% for the three months ended June 30, 2016. Employee compensation and benefits for the second quarter of 2017 increased approximately 5.8%, or $13.4 million, over the same period in 2016. This net increase included (i) $3.9 million of compensation costs related to stand-alone acquisitions that had no comparable costs in the same period of 2016; (ii) an increase in staff salaries attributable to salary inflation and higher volumes in portions of our business; (iii) increased producer commissions due to higher revenue; and (iv) the additional cost associated with the Retail Segment's producer incentive bonus program introduced in 2017.
Employee compensation and benefits expense as a percentage of total revenues increased to 52.7% for the six months ended June 30, 2017, from 52.3% for the six months ended June 30, 2016. Employee compensation and benefits for the first half of 2017 increased, by approximately 7.7%, or $35.2 million, over the same period in 2016. This increase included (i) $9.4 million of compensation costs related to acquisitions that had no comparable costs in the same period of 2016; (ii) an increase in staff salaries attributable to salary inflation and higher volumes in portions of our business; (iii) increased producer commissions due to higher revenue; (iv) increased non-cash stock based compensation due to larger forfeiture credits recorded in the first quarter of 2016; and (v) the additional cost associated with the Retail segment producer incentive bonus program introduced in 2017.
Other Operating Expenses
As a percentage of total revenues, other operating expenses represented 15.3% in the second quarter of 2017, versus 14.8% reported in the second quarter of 2016. Other operating expenses for the second quarter of 2017 increased $5.0 million, or 7.6%, over the same period of 2016, of which $0.7 million was related to acquisitions that had no comparable costs in the same period of 2016. The remaining other operating expenses for both three-month periods ended June 30, 2017 and 2016, respectively, increased by $4.3 million, which was primarily attributable to (i) increased expenses associated with our investment in information technology and consulting; (ii) a credit of approximately $2.8 million associated with premium tax refunds recognized in the second quarter of 2016; and (iii) partially offset by the benefits from our strategic purchasing program.
Other operating expenses represented 14.8% of total revenues for the six months ended June 30, 2017, versus 14.9% for the six months ended June 30, 2016. Other operating expenses for the first half of 2017 increased $8.3 million, or 6.4%, over the same period of 2016, of which $3.0 million was related to acquisitions that had no comparable costs in the same period of 2016. The remaining other operating expenses for both of the six months ended June 30, 2017 and 2016, respectively, increased by $5.3 million, which was primarily attributable to (i) increased expenses associated with our investment in information technology; (ii) a credit of approximately $5.8 million associated with premium tax refunds recognized in the first half of 2016; and (iii) partially offset by the benefits from our strategic purchasing program.

Gain on Disposal
Gain on disposal for the second quarter of 2017 decreased $0.8 million from the second quarter of 2016. Gain on disposal for the six months ended June 30, 2017 decreased $2.8 million from the six months ended June 30, 2016. The change in the gain on disposal for the three and six months ended June 30, 2017 was due to activity associated with book of business sales. Although we are not in the business of selling customer accounts or businesses, we periodically sell an office or a book of business (one or more customer accounts) because we believe doing so is in the Company’s best interest.
Amortization
Amortization expense for the second quarter of 2017 decreased $0.3 million, or 1.2%, over the second quarter of 2016. Amortization expense for the six months ended June 30, 2017 decreased $0.3 million, or 0.6%, over the six months ended June 30, 2016. These decreases reflect certain intangibles becoming fully amortized, partially offset with amortization of new intangibles from recently acquired businesses.
Depreciation
Depreciation expense for the second quarter of 2017 increased $0.3 million, or 5.6%, compared to the second quarter of 2016. Depreciation expense for the six months ended June 30, 2017 increased $1.1 million, or 10.1%, over the six months ended June 30, 2016. These changes were due primarily to the addition of fixed assets resulting from acquisitions completed since the first half of 2016, net of assets which became fully depreciated.
Interest Expense
Interest expense for the second quarter of 2017 remained flat compared to the second quarter of 2016. Interest expense for the six months ended June 30, 2017 decreased $0.2 million, or 0.9%, over the six months ended June 30, 2016. This decrease was due to a lower effective interest rate for our Credit Facility term loan and the scheduled amortized principal payments on the Credit Facility term loan, which has reduced the Company's average debt balance.
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
As of June 30, 2017 and 2016, the fair values of the estimated acquisition earn-out payables were re-evaluated based upon projected operating results and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820-Fair Value Measurement. The resulting net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the three and six month periods ended June 30, 2017 and 2016 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2017	2016	2017	2016
Change in fair value of estimated acquisition earn-out payables	$4,851	$3,385	$8,186	$1,822
Interest expense accretion	738	672	1,431	1,414
Net change in earnings from estimated acquisition earn-out payables	$5,589	$4,057	$9,617	$3,236
For the three months ended June 30, 2017 and 2016, the fair value of estimated earn-out payables was re-evaluated and increased by $4.9 million and $3.4 million, respectively, which resulted in charges to the Condensed Consolidated Statement of Income. For the six months ended June 30, 2017 and 2016, the fair value of estimated earn-out payables was re-evaluated and increased by $8.2 million and $1.8 million, respectively, which resulted in charges to the Condensed Consolidated Statement of Income.
As of June 30, 2017, the estimated acquisition earn-out payables equaled $57.9 million, of which $44.0 million was recorded as accounts payable and $13.9 million was recorded as other non-current liability.

Income Taxes
The effective tax rate on income from operations for the three months ended June 30, 2017 and 2016 was 38.8% and 39.3%, respectively. The effective tax rate on income from operations for the six months ended June 30, 2017 and 2016 was 37.8% and 39.4% respectively. The decrease is related to the adoption in the first quarter of 2017, of FASB Accounting Standards Update 2016-09, “Improvements to Employee Share Based Payment Accounting” (“ASU 2016-09”), which amends guidance issued in Accounting Standards Codification (“ASC”) Topic 718, Compensation - Stock Compensation, that requires upon vesting of stock based compensation, any tax implications be treated as a discrete credit to the income tax expense in the quarter of vesting.
RESULTS OF OPERATIONS — SEGMENT INFORMATION
As discussed in Note 10 to the Condensed Consolidated Financial Statements, we operate four reportable segments: Retail, National Programs, Wholesale Brokerage, and Services. On a segmented basis, changes in amortization, depreciation and interest expenses generally result from activity associated with acquisitions. Likewise, other income in each segment reflects net gains primarily from legal settlements and miscellaneous income. As such, in evaluating the operational efficiency of a segment, management focuses upon the organic revenue growth rate of core commissions and fees revenue, the ratio of total employee compensation and benefits to total revenues, and the ratio of other operating expenses to total revenues.
The reconciliation of commissions and fees, included in the Condensed Consolidated Statement of Income, to organic revenue for the three months ended June 30, 2017, and 2016, is as follows:

	For the three months ended June 30,
(in thousands)	2017	2016
Commissions and fees	$464,724	$445,662
Less profit-sharing contingent commissions	11,855	7,358
Less guaranteed supplemental commissions	2,978	2,842
Core commissions and fees	449,891	435,462
Less acquisition revenues	7,989	—
Less divested business	—	384
Organic Revenue	$441,902	$435,078
The growth rates for organic revenue, a non-GAAP financial measure, for the three months ended June 30, 2017, by segment, are as follows:

2017	Retail(1)		National Programs		Wholesale Brokerage		Services		Total
(in thousands, except percentages)	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Commissions and Fees	$238,063	$234,247	$113,559	$108,542	$71,594	$61,203	$41,508	$41,670	$464,724	$445,662
Total Change	$3,816		$5,017		$10,391		$(162)		$19,062
Total Growth %	1.6%		4.6%		17.0%		(0.4)%		4.3%
Contingent Commissions	1,419	1,374	8,576	4,410	1,860	1,574	—	—	11,855	7,358
GSCs	2,677	2,345	—	4	301	493	—	—	2,978	2,842
Core Commissions and Fees	$233,967	$230,528	$104,983	$104,128	$69,433	$59,136	$41,508	$41,670	$449,891	$435,462
Acquisition Revenues	1,186	—	158	—	6,645	—	—	—	7,989	—
Divested Business	—	338	—	161	—	—	—	(115)	—	384
Organic Revenue(2)	$232,781	$230,190	$104,825	$103,967	$62,788	$59,136	$41,508	$41,785	$441,902	$435,078
Organic Revenue Growth(2)	$2,591		$858		$3,652		$(277)		$6,824
Organic Revenue Growth %(2)	1.1%		0.8%		6.2%		(0.7)%		1.6%

(1)
The Retail Segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 10 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2)	A non-GAAP financial measure

The reconciliation of commissions and fees, included in the Condensed Consolidated Statement of Income, to organic revenue for the three months ended June 30, 2016, and 2015, is as follows:

	For the three months ended June 30,
(in thousands)	2016	2015
Commissions and fees	$445,662	$417,244
Less profit-sharing contingent commissions	7,358	3,573
Less guaranteed supplemental commissions	2,842	2,236
Core commissions and fees	435,462	411,435
Less acquisition revenues	15,910	—
Less divested business	—	2,443
Organic Revenue	$419,552	$408,992
The growth rates for organic revenue, a non-GAAP financial measure, for the three months ended June 30, 2016, by segment, are as follows:

2016	Retail(1)		National Programs		Wholesale Brokerage		Services		Total
(in thousands, except percentages)	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Commissions and Fees	$234,247	$220,383	$108,542	$103,184	$61,203	$55,318	$41,670	$38,359	$445,662	$417,244
Total Change	$13,864		$5,358		$5,885		$3,311		$28,418
Total Growth %	6.3%		5.2%		10.6%		8.6%		6.8%
Contingent Commissions	1,374	1,015	4,410	1,529	1,574	1,029	—	—	7,358	3,573
GSCs	2,345	1,839	4	2	493	395	—	—	2,842	2,236
Core Commissions and Fees	$230,528	$217,529	$104,128	$101,653	$59,136	$53,894	$41,670	$38,359	$435,462	$411,435
Acquisition Revenues	9,743	—	414	—	3,129	—	2,624	—	15,910	—
Divested Business	—	621	—	178	—	—	—	1,644	—	2,443
Organic Revenue(2)	$220,785	$216,908	$103,714	$101,475	$56,007	$53,894	$39,046	$36,715	$419,552	$408,992
Organic Revenue Growth(2)	$3,877		$2,239		$2,113		$2,331		$10,560
Organic Revenue Growth %(2)	1.8%		2.2%		3.9%		6.3%		2.6%

(1)
The Retail Segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 10 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2)	A non-GAAP financial measure
The reconciliation of commissions and fees, included in the Condensed Consolidated Statement of Income, to organic revenue for the six months ended June 30, 2017, and 2016, is as follows:

	For the six months ended June 30,
(in thousands)	2017	2016
Commissions and fees	$909,290	$867,997
Less profit-sharing contingent commissions	41,867	38,339
Less guaranteed supplemental commissions	5,656	5,952
Core commissions and fees	861,767	823,706
Less acquisition revenues	18,599	—
Less divested business	—	887
Organic Revenue	$843,168	$822,819

The growth rates for organic revenue, a non-GAAP financial measure, for the six months ended June 30, 2017, by segment, are as follows:

2017	Retail(1)		National Programs		Wholesale Brokerage		Services		Total
(in thousands, except percentages)	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Commissions and Fees	$477,118	$465,934	$214,639	$209,349	$136,779	$114,541	$80,754	$78,173	$909,290	$867,997
Total Change	$11,184		$5,290		$22,238		$2,581		$41,293
Total Growth %	2.4%		2.5%		19.4%		3.3%		4.8%
Contingent Commissions	20,936	22,136	14,290	9,654	6,641	6,549	—	—	41,867	38,339
GSCs	4,945	4,972	3	10	708	970	—	—	5,656	5,952
Core Commissions and Fees	$451,237	$438,826	$200,346	$199,685	$129,430	$107,022	$80,754	$78,173	$861,767	$823,706
Acquisition Revenues	2,374	—	158	—	15,217	—	850	—	18,599	—
Divested Business	—	841	—	249	—	—	—	(203)	—	887
Organic Revenue(2)	$448,863	$437,985	$200,188	$199,436	$114,213	$107,022	$79,904	$78,376	$843,168	$822,819
Organic Revenue Growth(2)	$10,878		$752		$7,191		$1,528		$20,349
Organic Revenue Growth %(2)	2.5%		0.4%		6.7%		1.9%		2.5%

(1)
The Retail Segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 10 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2)	A non-GAAP financial measure
The reconciliation of commissions and fees, included in the Condensed Consolidated Statement of Income, to organic revenue for the six months ended June 30, 2016, and 2015, is as follows:

	For the six months ended June 30,
(in thousands)	2016	2015
Commissions and fees	$867,997	$821,025
Less profit-sharing contingent commissions	38,339	33,528
Less guaranteed supplemental commissions	5,952	5,592
Core commissions and fees	823,706	781,905
Less acquisition revenues	30,168	—
Less divested business	—	3,794
Organic Revenue	$793,538	$778,111

The growth rates for organic revenue, a non-GAAP financial measure, for the six months ended June 30, 2016, by segment, are as follows:

2016	Retail(1)		National Programs		Wholesale Brokerage		Services		Total
(in thousands, except percentages)	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Commissions and Fees	$465,934	$438,362	$209,349	$202,458	$114,541	$107,042	$78,173	$73,163	$867,997	$821,025
Total Change	$27,572		$6,891		$7,499		$5,010		$46,972
Total Growth %	6.3%		3.4%		7.0%		6.8%		5.7%
Contingent Commissions	22,136	19,843	9,654	7,546	6,549	6,139	—	—	38,339	33,528
GSCs	4,972	4,638	10	5	970	949	—	—	5,952	5,592
Core Commissions and Fees	$438,826	$413,881	$199,685	$194,907	$107,022	$99,954	$78,173	$73,163	$823,706	$781,905
Acquisition Revenues	20,832	—	1,680	—	3,383	—	4,273	—	30,168	—
Divested Business	—	1,125	—	670	—	—	—	1,999	—	3,794
Organic Revenue(2)	$417,994	$412,756	$198,005	$194,237	$103,639	$99,954	$73,900	$71,164	$793,538	$778,111
Organic Revenue Growth(2)	$5,238		$3,768		$3,685		$2,736		$15,427
Organic Revenue Growth %(2)	1.3%		1.9%		3.7%		3.8%		2.0%

(1)
The Retail Segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 10 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2)	A non-GAAP financial measure

Retail Segment
The Retail Segment provides a broad range of insurance products and services to commercial, public and quasi-public, professional and individual insured customers. Approximately 89% of the Retail Segment’s commissions and fees revenue is commission-based. Because most of our other operating expenses are not correlated to changes in commissions on insurance premiums, a significant portion of any fluctuation in the commissions we receive, net of related producer compensation, will result in a similar fluctuation in our income before income taxes, unless we make incremental investments or modifications to the costs in the organization.
Financial information relating to our Retail Segment for the three and six months ended June 30, 2017 and 2016 is as follows:

	For the three months ended June 30,			For the six months ended June 30,
(in thousands, except percentages)	2017	2016	% Change	2017	2016	% Change
REVENUES
Core commissions and fees	$234,188	$230,783	1.5%	$451,533	$439,322	2.8%
Profit-sharing contingent commissions	1,419	1,374	3.3%	20,936	22,136	(5.4)%
Guaranteed supplemental commissions	2,677	2,345	14.2%	4,945	4,972	(0.5)%
Investment income	1	7	(85.7)%	3	28	(89.3)%
Other income, net	684	51	NMF	839	290	189.3%
Total revenues	238,969	234,560	1.9%	478,256	466,748	2.5%
EXPENSES
Employee compensation and benefits	127,821	121,897	4.9%	257,063	245,934	4.5%
Other operating expenses	38,255	37,850	1.1%	75,052	75,424	(0.5)%
Loss/(gain) on disposal	(91)	(810)	(88.8)%	(246)	(2,854)	(91.4)%
Amortization	10,517	10,893	(3.5)%	21,164	21,882	(3.3)%
Depreciation	1,324	1,616	(18.1)%	2,713	3,253	(16.6)%
Interest	8,126	9,986	(18.6)%	16,702	20,389	(18.1)%
Change in estimated acquisition earn-out payables	5,039	3,978	26.7%	8,975	3,118	187.8%
Total expenses	190,991	185,410	3.0%	381,423	367,146	3.9%
Income before income taxes	$47,978	$49,150	(2.4)%	$96,833	$99,602	(2.8)%
Organic revenue growth rate (1)	1.1%	1.8%		2.5%	1.3%
Employee compensation and benefits relative to total revenues	53.5%	52.0%		53.8%	52.7%
Other operating expenses relative to total revenues	16.0%	16.1%		15.7%	16.2%
Capital expenditures	$1,404	$2,172		$2,540	$3,221
Total assets at June 30				$4,090,094	$3,593,733

(1) A non-GAAP financial measure
NMF = Not a meaningful figure
 The Retail Segment’s total revenue during the three months ended June 30, 2017 increased 1.9%, or $4.4 million, over the same period in 2016, to $239.0 million. The $3.4 million increase in core commissions and fees revenue was driven by: (i) $2.6 million related to net new and renewal business; (ii) approximately $1.2 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2016; and (iii) an offsetting decrease of $0.4 million related to commissions and fees revenue from business divested in 2016 and 2017. Profit-sharing contingent commissions and GSCs for the second quarter of 2017 increased 10.1%, or $0.4 million, from the same period in 2016, to $4.1 million due to better performance realized by our insurance carrier partners. The Retail Segment’s growth rate for total commissions and fees was 1.6% and the organic revenue growth rate was 1.1% for the second quarter of 2017. The organic revenue growth rate was driven by revenue from net new and renewal business written during the preceding twelve months, and was partially offset by continued reductions in property insurance premium rates, particularly in catastrophe prone areas. The organic revenue growth rate was further moderated by timing items related to revenue that was recognized in previous quarters.

Income before income taxes for the three months ended June 30, 2017 decreased 2.4%, or $1.2 million, over the same period in 2016, to $48.0 million. The primary factors affecting this decrease were: (i) total compensation which increased by $5.9 million or 4.9%, due primarily to salary inflation, additional teammates to support revenue growth and the incremental investment in our net growth-based incentive plan for our producers; (ii) a change in estimated acquisition earn-out payables that increased by $1.1 million to $5.0 million; partially offset by, (iii) the net increase in revenue as described above and (iv) a decrease in intercompany interest charges of $1.9 million.
The Retail Segment’s total revenue during the six months ended June 30, 2017 increased 2.5%, or $11.5 million, over the same period in 2016, to $478.3 million. The $12.2 million increase in core commissions and fees revenue was driven by: (i) $10.9 million related to net new and renewal business; (ii) approximately $2.4 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2016; and (iii) an offsetting decrease of $1.1 million related to commissions and fees revenue from business divested in 2016 and 2017. Profit-sharing contingent commissions and GSCs for the first six months of 2017 decreased 4.5%, or $1.2 million, from the same period in 2016, to $25.9 million. The Retail Segment’s growth rate for total commissions and fees was 2.4% and the organic revenue growth rate 2.5% for the first six months of 2017. The organic revenue growth rate was driven by revenue from net new and renewal business written during the preceding twelve months, some exposure unit growth, and modest increases in commercial auto rates, which was partially offset by continued reductions in property insurance premium rates, particularly in catastrophe-prone areas.
Income before income taxes for the six months ended June 30, 2017 decreased 2.8%, or $2.8 million, over the same period in 2016, to $96.8 million. The primary factors affecting this decrease were: (i) total compensation increased by $11.1 million or 4.5%, due primarily to salary inflation and the incremental investment in our net growth-based incentive plan; (ii) a change in estimated acquisition earn-out payables that increased $5.9 million to $9.0 million; (iii) a $2.6 million decrease in the benefit of gains on disposals to $0.2 million associated with book sales within certain businesses; partially offset by (iv) the net increase in revenue as described above and (v) a decrease in intercompany interest charges of $3.7 million.

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
Financial information relating to our National Programs Segment for the three and six months ended June 30, 2017 and 2016 is as follows:

	For the three months ended June 30,			For the six months ended June 30,
(in thousands, except percentages)	2017	2016	% Change	2017	2016	% Change
REVENUES
Core commissions and fees	$104,983	$104,128	0.8%	$200,346	$199,685	0.3%
Profit-sharing contingent commissions	8,576	4,410	94.5%	14,290	9,654	48.0%
Guaranteed supplemental commissions	—	4	(100.0)%	3	10	(70.0)%
Investment income	81	239	(66.1)%	155	487	(68.2)%
Other income, net	35	39	(10.3)%	64	54	18.5%
Total revenues	113,675	108,820	4.5%	214,858	209,890	2.4%
EXPENSES
Employee compensation and benefits	49,081	46,714	5.1%	97,828	93,408	4.7%
Other operating expenses	23,130	19,359	19.5%	44,089	38,253	15.3%
Loss/(gain) on disposal	100	—	—%	100	—	—%
Amortization	6,847	6,982	(1.9)%	13,751	14,090	(2.4)%
Depreciation	1,604	2,007	(20.1)%	3,563	3,936	(9.5)%
Interest	8,918	11,461	(22.2)%	18,953	24,051	(21.2)%
Change in estimated acquisition earn-out payables	598	52	NMF	650	104	NMF
Total expenses	90,278	86,575	4.3%	178,934	173,842	2.9%
Income before income taxes	$23,397	$22,245	5.2%	$35,924	$36,048	(0.3)%
Organic revenue growth rate (1)	0.8%	2.2%		0.4%	1.9%
Employee compensation and benefits relative to total revenues	43.2%	42.9%		45.5%	44.5%
Other operating expenses relative to total revenues	20.3%	17.8%		20.5%	18.2%
Capital expenditures	$1,448	$1,314		$2,528	$3,246
Total assets at June 30				$2,723,177	$2,556,293

(1) A non-GAAP financial measure
NMF = Not a meaningful figure
The National Program Segment’s revenue for the three months ended June 30, 2017 increased 4.5%, or $4.9 million, from the same period in 2016, to $113.7 million. The $0.9 million net increase in core commissions and fees revenue was driven by: (i) $0.9 million related to net new and renewal business; (ii) approximately $0.2 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2016; and (iii) a decrease of $0.2 million related to commissions and fees revenue recorded in the second quarter of 2016 from businesses since divested. Profit-sharing contingent commissions and GSCs were $8.6 million for the second quarter of 2017, which was an increase of $4.2 million from the second quarter of 2016, primarily related to new or increased contingent commissions due to improvement of our carrier partners’ loss ratios.

The National Programs Segment’s growth rate for total commissions and fees was 4.6% and the organic revenue growth rate was 0.8% for the three months ended June 30, 2017. This organic revenue growth rate was mainly due to strong growth in our lender placed coverage program, commercial and residential earthquake programs and our all-risk program that continue to build momentum. The growth from these and other programs was substantially offset by continued downward rate pressure for our coastal property programs and the impact related to a change in carrier risk appetite.
Income before income taxes for the three months ended June 30, 2017 increased 5.2%, or $1.2 million, from the same period in 2016, to $23.4 million. The increase was driven by the net revenue growth noted above, and continued expense management initiatives as we grow and scale our programs along with a $2.5 million decrease in the intercompany interest expense charge for acquisitions. We charge our segments an intercompany interest charge associated with the cost of capital for each business they acquire. This intercompany interest charge is reduced each year according to a fixed amortization schedule.
The National Programs Segment's revenue for the six months ended June 30, 2017 increased 2.4%, or $5.0 million, from the same period in 2016, to $214.9 million. The $0.7 million increase in core commissions and fees revenue was driven by: (i) $0.8 million related to net new and renewal business, (ii) approximately $0.2 million related to core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2016, and (iii) a decrease of $0.3 million related to commissions and fees revenue from business divested in 2016 and 2017. Profit-sharing contingent commissions and GSCs were $14.3 million for the first six months of 2017, which was an increase of $4.6 million from the same period in 2016.
The National Programs Segment’s growth rate for total commissions and fees was 2.5% and the organic revenue growth rate was 0.4% for the six months ended June 30, 2017. This organic revenue growth rate was mainly due to strong growth in our lender placed coverage program, commercial and residential earthquake programs and our all-risk programs that continue to build momentum. The growth from these and other programs was substantially offset by continued downward rate pressure for our coastal property programs and the impact related to carrier risk appetite at certain programs.
Income before income taxes for the six months ended June 30, 2017 decreased 0.3%, or $0.1 million, from the same period in 2016, to $35.9 million. The decrease was driven by $5.8 million in prior year credits related to premium taxes and a $2.4 million increase in employee compensation and benefits. This decrease was partially offset by a $5.1 million decrease in the intercompany interest expense charge for acquisitions along with additional profit associated with the overall growth in revenue. We charge our segments an intercompany interest charge associated with the cost of capital for each business they acquire. This intercompany interest charge is reduced each year according to a fixed amortization schedule.

Wholesale Brokerage Segment
The Wholesale Brokerage Segment markets and sells excess and surplus commercial and personal lines insurance, primarily through independent agents and brokers, including Brown & Brown retail agents. Like the Retail and National Programs Segments, the Wholesale Brokerage Segment’s revenues are primarily commission-based.
Financial information relating to our Wholesale Brokerage Segment for the three and six months ended June 30, 2017 and 2016 is as follows:

	For the three months ended June 30,			For the six months ended June 30,
(in thousands, except percentages)	2017	2016	% Change	2017	2016	% Change
REVENUES
Core commissions and fees	$69,433	$59,136	17.4%	$129,430	$107,022	20.9%
Profit-sharing contingent commissions	1,860	1,574	18.2%	6,641	6,549	1.4%
Guaranteed supplemental commissions	301	493	(38.9)%	708	970	(27.0)%
Investment income	—	1	(100.0)%	—	4	(100.0)%
Other income, net	397	83	NMF	459	156	194.2%
Total revenues	71,991	61,287	17.5%	137,238	114,701	19.6%
EXPENSES
Employee compensation and benefits	35,934	30,522	17.7%	69,420	56,912	22.0%
Other operating expenses	11,085	10,699	3.6%	22,445	19,966	12.4%
Loss/(gain) on disposal	—	—	—%	—	—	—%
Amortization	2,845	2,591	9.8%	5,776	5,033	14.8%
Depreciation	477	488	(2.3)%	967	984	(1.7)%
Interest	1,613	685	135.5%	3,288	932	NMF
Change in estimated acquisition earn-out payables	(48)	15	NMF	(8)	25	(132.0)%
Total expenses	51,906	45,000	15.3%	101,888	83,852	21.5%
Income before income taxes	$20,085	$16,287	23.3%	$35,350	$30,849	14.6%
Organic revenue growth rate (1)	6.2%	3.9%		6.7%	3.7%
Employee compensation and benefits relative to total revenues	49.9%	49.8%		50.6%	49.6%
Other operating expenses relative to total revenues	15.4%	17.5%		16.4%	17.4%
Capital expenditures	$1,014	$322		$1,392	$914
Total assets at June 30				$1,204,184	$1,018,689

(1) A non-GAAP financial measure
NMF = Not a meaningful figure
The Wholesale Brokerage Segment’s total revenues for the three months ended June 30, 2017 increased 17.5%, or $10.7 million, from the same period in 2016, to $72.0 million. The $10.3 million net increase in core commissions and fees revenue was driven primarily by: (i) $6.6 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2016; and (ii) $3.7 million related to net new and renewal business. Contingent commissions and GSCs for the second quarter of 2017 were substantially in line with the prior year, only increasing $0.1 million compared to the second quarter of 2016, to $2.2 million. The Wholesale Brokerage Segment’s growth rate for total commissions and fees was 17.0% and the organic revenue growth rate was 6.2% for the second quarter of 2017. The organic revenue growth rate was driven by net new and renewal business and modest increases in exposure units, partially offset by contraction in insurance premium rates for catastrophe prone properties.
Income before income taxes for the three months ended June 30, 2017 increased 23.3%, or $3.8 million, over the same period in 2016, to $20.1 million, primarily due to: (i) the net increase in revenue as described above, offset by; (ii) an increase in employee compensation and benefits of $5.4 million, of which $3.9 million was related to acquisitions that had no comparable compensation and benefits in the same period of 2016, with the remainder related to additional teammates to support increased transaction volumes; (iii) a $0.4 million increase in other operating expenses, of which $0.7 million was related to acquisitions that had no comparable expenses in the same period of 2016, while existing other operating expenses decreased $0.3 million; and (iv) higher intercompany interest charges related to acquisitions completed in the previous year.

The Wholesale Brokerage Segment’s total revenues for the six months ended June 30, 2017 increased 19.6%, or $22.5 million, from the same period in 2016, to $137.2 million. The $22.4 million net increase in core commissions and fees revenue was driven primarily by: (i) $15.2 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2016; and (ii) $7.2 million related to net new and renewal business. Contingent commissions and GSCs for the first six months of 2017 decreased $0.2 million compared to the same period of 2016, to $7.3 million. This decrease in contingent commissions was driven by an increase in loss ratios with certain carriers, and offset by contingent commissions received from acquisitions that had no comparable contingent revenue during the same period of 2016. The Wholesale Brokerage Segment’s growth rate for total commissions and fees was 19.4% and the organic revenue growth rate was 6.7% for the first six months of 2017, and was driven by net new and renewal business and modest increases in exposure units, partially offset by significant contraction in insurance premium rates for catastrophe-prone properties.
Income before income taxes for the six months ended June 30, 2017 increased 14.6%, or $4.5 million, over the same period in 2016, to $35.4 million, primarily due to: (i) the net increase in revenue as described above, offset by; (ii) an increase in employee compensation and benefits of $12.5 million, of which $9.1 million was related to acquisitions that had no comparable compensation and benefits in the same period of 2016 with the remainder related to additional teammates to support increased transaction volumes; (iii) a $2.5 million increase in other operating expenses, of which $2.7 million was related to acquisitions that had no comparable expenses in the same period of 2016, while existing other operating expenses decreased $0.2 million; and (iv) an increase of $2.4 million in intercompany interest expense related to acquisitions completed in the previous twelve months.

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
Financial information relating to our Services Segment for the three and six months ended June 30, 2017 and 2016 is as follows:

	For the three months ended June 30,			For the six months ended June 30,
(in thousands, except percentages)	2017	2016	% Change	2017	2016	% Change
REVENUES
Core commissions and fees	$41,508	$41,670	(0.4)%	$80,754	$78,173	3.3%
Profit-sharing contingent commissions	—	—	—%	—	—	—%
Guaranteed supplemental commissions	—	—	—%	—	—	—%
Investment income	72	83	(13.3)%	152	147	3.4%
Other income, net	—	(1)	(100.0)%	—	—	—%
Total revenues	41,580	41,752	(0.4)%	80,906	78,320	3.3%
EXPENSES
Employee compensation and benefits	19,963	19,631	1.7%	39,613	38,507	2.9%
Other operating expenses	10,695	12,264	(12.8)%	21,697	22,139	(2.0)%
Loss/(gain) on disposal	—	—	—%	55	—	—%
Amortization	1,137	1,140	(0.3)%	2,275	2,205	3.2%
Depreciation	390	472	(17.4)%	789	959	(17.7)%
Interest	946	1,327	(28.7)%	1,907	2,563	(25.6)%
Change in estimated acquisition earn-out payables	—	12	(100.0)%	—	(11)	(100.0)%
Total expenses	33,131	34,846	(4.9)%	66,336	66,362	—%
Income before income taxes	$8,449	$6,906	22.3%	$14,570	$11,958	21.8%
Organic revenue growth rate (1)	(0.7)%	6.3%		1.9%	3.8%
Employee compensation and benefits relative to total revenues	48.0%	47.0%		49.0%	49.2%
Other operating expenses relative to total revenues	25.7%	29.4%		26.8%	28.3%
Capital expenditures	$342	$276		$492	$481
Total assets at June 30				$396,165	$327,957

(1) A non-GAAP financial measure
The Services Segment’s total revenues for the three months ended June 30, 2017 decreased 0.4%, or $0.2 million, over the same period in 2016, to $41.6 million. The $0.2 million decrease in core commissions and fees revenue was driven primarily by: (i) $0.3 million related to net lost business that was primarily driven by lower weather-related storm claim activity as compared to the same period in 2016 and (ii) partially offset by an increase of $0.1 million related to commissions and fees revenue recorded in the second quarter of 2016 from net transferred/divested business. The Services Segment’s growth rate for total commissions and fees was (0.4)% and the organic revenue growth rate was (0.7)% for the second quarter of 2017. The organic revenue growth rate was primarily due to the volume of weather-related claims.
Income before income taxes for the three months ended June 30, 2017 increased 22.3%, or $1.5 million, over the same period in 2016, to $8.4 million due to a combination of organic revenue growth from higher margin businesses and continued expense management.
The Services Segment’s total revenues for the six months ended June 30, 2017 increased 3.3%, or $2.6 million, over the same period in 2016, to $80.9 million. The $2.6 million increase in core commissions and fees revenue was driven by: (i) $1.5 million related to net new and renewal business; (ii) approximately $0.9 million related to core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2016; and (iii) $0.2 million related to commissions and fees revenue from net transferred/divested business in 2016 and 2017. The Services Segment’s growth rate for total commissions and fees was 3.3% and the organic revenue growth rate was 1.9%

for the first six months of 2017. This organic revenue growth rate was driven primarily by an increase in weather-related claims and growth in our Social Security disability advocacy businesses.
Income before income taxes for the six months ended June 30, 2017 increased 21.8%, or $2.6 million, over the same period in 2016, to $14.6 million due to a combination of organic revenue growth from higher margin businesses and continued expense management.
Other
As discussed in Note 10 of the Notes to Condensed Consolidated Financial Statements, the “Other” column in the Segment Information table includes any income and expenses not allocated to reportable segments, and corporate-related items, including the inter-company interest expense charges to reporting segments.
LIQUIDITY AND CAPITAL RESOURCES
Our capital requirements to operate as an insurance intermediary are low and we have been able to grow and invest in our business principally through cash that has been generated from operations. If necessary, we also have available our revolving credit facility, which provides up to $800.0 million in available cash, and we believe that we have access to additional funds, if needed, through the capital markets to obtain further debt financing under the current market conditions. The Company believes that its existing cash, cash equivalents, short-term investment portfolio and funds generated from operations, together with the funds available under the Amended and Restated Credit Agreement (as defined below), will be sufficient to satisfy our normal liquidity needs, including principal payments on our long-term debt, for at least the next twelve months.
Contractual Cash Obligations
As of June 30, 2017, our contractual cash obligations were as follows:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$995,000	$20,000	$160,000	$315,000	$500,000
Other liabilities(1)	51,601	2,825	14,195	2,034	32,547
Operating leases	204,226	41,931	71,831	48,959	41,505
Interest obligations	200,625	35,557	61,537	57,156	46,375
Unrecognized tax benefits	749	—	749	—	—
Maximum future acquisition contingency payments(2)	100,239	62,604	37,635	—	—
Total contractual cash obligations	$1,552,440	$162,917	$345,947	$423,149	$620,427

(1)	Includes the current portion of other long-term liabilities.

(2)	Includes $58.0 million of current and non-current estimated earn-out payables.
Debt
Total debt at June 30, 2017 was $985.4 million net of unamortized discount and debt issuance costs, which was a decrease of $88.5 million compared to December 31, 2016. The decrease includes the repayment of $86.8 million in principal including the repayment of the $0.5 million in a short-term note payable related to the 2016 acquisition of Social Security Advocates for the Disabled, LLC, net of the amortization of discounted debt related to our 4.200% Notes due 2024 and debt issuance cost amortization of $1.0 million. During the quarter, the Company also added $2.7 million in debt issuance costs related to the Amended and Restated Credit Agreement.
On June 28, 2017, the Company entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) with the lender named therein, JPMorgan Chase Bank, N.A. as administrative agent and certain other banks as co-syndication agents and co-documentation agents. The Amended and Restated Credit Agreement amended and restated the credit agreement dated April 17, 2014, among such parties (the “Original Credit Agreement”). The Amended and Restated Credit Agreement extends the applicable maturity date of the existing revolving credit facility (the “Facility”) of $800.0 million to June 28, 2022 and re-evidences unsecured term loans at $400.0 million while also extending the applicable maturity date to June 28, 2022. The term loan principal amortization schedule was reset with payments due quarterly. At the time of the execution of the Amended and Restated Credit Agreement, $67.5 million of principal from the original unsecured term loans was repaid using operating cash balances, and the Company added an additional $2.7 million in debt issuance costs related to the facility to the Consolidated Balance Sheet. The Company also expensed to the Consolidated Statements of Income $0.2 million of debt issuance costs related to the Original Credit Agreement due to certain lenders exiting prior to the modified agreement, while also carrying forward $1.6 million on the Consolidated Balance Sheet the unamortized portion of the Original Credit Agreement debt issuance costs which will amortize over the term of the Amended and Restated Credit Agreement. On June 30, 2017, a scheduled principal payment of $5.0 million was satisfied per the terms of the Amended and Restated Credit Agreement. As of June 30, 2017, there was an outstanding debt balance issued under the terms of the Amended and Restated Credit Agreement of $395.0 million with no borrowings outstanding against the revolving loan. Per the terms of the Amended and Restated Credit Agreement, a scheduled principal payment of $5.0 million is due September 30, 2017.

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
Our invested assets are held primarily as cash and cash equivalents, restricted cash, available-for-sale marketable debt securities, non-marketable debt securities, certificates of deposit, U.S. treasury securities, and professionally managed short duration fixed income funds. These investments are subject to interest rate risk. The fair values of our invested assets at June 30, 2017 and December 31, 2016, approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.
We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date.
As of June 30, 2017, we had $395.0 million of borrowings outstanding under our term loan which bears interest on a floating basis tied to the London Interbank Offered Rate (LIBOR) and therefore subject to changes in the associated interest expense. The effect of an immediate hypothetical 10% change in interest rates would not have a material effect on our Consolidated Financial Statements.
We are subject to exchange rate risk primarily in our U.K-based wholesale brokerage business that has a cost base principally denominated in British pounds and a revenue base in several other currencies, but principally in U.S. dollars. Based upon our foreign currency rate exposure as of June 30, 2017, an immediate 10% hypothetical change of foreign currency exchange rates would not have a material effect on our Consolidated Financial Statements.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation (the “Evaluation”) required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of June 30, 2017. Based upon the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosures.
Changes in Internal Controls
There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
PART II
ITEM 1. Legal Proceedings
In Item 3 of Part I of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2016, certain information concerning litigation claims arising in the ordinary course of business was disclosed. Such information was current as of the date of filing. During the Company’s fiscal quarter ended June 30, 2017, no new legal proceedings, or material developments with respect to existing legal proceedings, occurred which require disclosure in this Quarterly Report on Form 10-Q.
ITEM 1A. Risk Factors
There were no material changes in the risk factors previously disclosed in Item 1A, “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our repurchase of shares of our common stock during the three months ended June 30, 2017:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value that May Yet be Purchased Under the Plans or Programs(2)
April 1, 2017 to April 30, 2017	629	$42.35	—	$367,342,175
May 1, 2017 to May 31, 2017	157,399	42.46	157,399	360,659,316
June 1, 2017 to June 30, 2017	110,865	42.95	104,216	356,183,463
Total	268,893	$42.66	261,615	$356,183,463

(1)
We purchased 268,893 shares during the quarter ended June 30, 2017 of which 261,615 shares were purchased as part of publicly announced plans as authorized by our Board of Director and 7,278 shares were acquired from our teammates in the net exercise of stock options under our equity compensation plans or to cover required tax withholdings on the vesting of shares in our equity compensation plans.

(2)
As announced on July 21, 2014, our Board of Directors approved the purchasing of up to $200.0 million of the Company’s outstanding common stock of which $150.0 million have been purchased with the last settlement on August 11, 2015. On July 20, 2015, the Company’s Board of Directors authorized the purchasing of up to an additional $400.0 million of the Company's outstanding common stock On November 11, 2015, the Company entered into an accelerated share repurchase program with an investment bank to purchase an aggregate $75.0 million of the Company’s common stock, all of which has been settled with the latest settlement on January 6, 2016 in which the Company received 363,209 shares. Between October 25, 2016 and November 4, 2016, the Company made share repurchases in the open market of 209,618 shares at a total cost of $7.7 million. Between May 18, 2017 and June 30, 2017, the Company made share repurchases in the open market in total of 261,615 shares at a total cost of $11.2 million. After completing these open market share repurchases the Company’s outstanding Board-approved share repurchase authorization is $356.2 million. As of June 30, 2017, a total of 8,264,812 shares have been repurchased since the first quarter of 2014.

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

10.1
Amended and Restated Credit Agreement, dated June 28, 2017, among the Registrant and the lenders named therein, JPMorgan Chase Bank, N.A. as administrative agent, Bank of America, N.A., Royal Bank of Canada, and SunTrust Bank as co-syndication agents, and U.S. Bank National Association, BMO Harris Bank N.A., Fifth Third Bank, Wells Fargo Bank, National Association, and PNC Bank, National Association as co-documentation agents.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101.INS	XBRL Instance Document. (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN & BROWN, INC.

/s/ R. Andrew Watts
Date: August 4, 2017	R. Andrew Watts
Executive Vice President, Chief Financial Officer and Treasurer
(duly authorized officer, principal financial officer and principal accounting officer)