Form 10-Q/A
period 2015-06-30
BROWN & BROWN INC
filed 2017-08-18
CIK 79282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

BROWN & BROWN, INC.
QUARTERLY REPORT ON FORM 10-Q/A
FOR THE FISCAL QUARTER ENDED JUNE 30, 2015

Explanatory Note
Brown & Brown, Inc. is filing this Amendment No. 1 on Form 10-Q/A for the quarter ended June 30, 2015 (the “Form 10-Q”), which was originally filed with the Securities and Exchange Commission on August 7, 2015, for the sole purpose of furnishing corrected XBRL Interactive Data Files. Due to an erroneous configuration setting in the Company's third-party Securities and Exchange Commission filing software, the XBRL Interactive Data Files originally furnished with the Form 10-Q contained errors on one line of data within the Statement of Cash Flows. Net cash provided by operating activities, Net cash used in investing activities, Net cash used in financing activities, and Net change in cash and cash equivalents were correct as originally presented.  No other changes have been made to the Form 10-Q.
Except as specifically described above, this Amendment No. 1 does not reflect events occurring after the filing of the Form 10-Q, does not update disclosures contained in the Form 10-Q and does not modify or amend the Form 10-Q.

PART II
ITEM 6. Exhibits and Financial Statements Schedules.
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

BROWN & BROWN, INC.

/s/ R. Andrew Watts
Date: August 18, 2017	R. Andrew Watts
Executive Vice President, Chief Financial Officer and Treasurer
(duly authorized officer, principal financial officer and principal accounting officer)