Form 10-Q/A
period 2016-06-30
BROWN & BROWN INC
filed 2017-08-18
CIK 79282

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

BROWN & BROWN, INC.
QUARTERLY REPORT ON FORM 10-Q/A
FOR THE FISCAL QUARTER ENDED JUNE 30, 2016

Explanatory Note
Brown & Brown, Inc. is filing this Amendment No. 1 on Form 10-Q/A for the quarter ended June 30, 2016 (the “Form 10-Q”), which was originally filed with the Securities and Exchange Commission on August 5, 2016, for the sole purpose of furnishing corrected XBRL Interactive Data Files. Due to an erroneous configuration setting in the Company's third-party Securities and Exchange Commission filing software, the XBRL Interactive Data Files originally furnished with the Form 10-Q contained errors on two lines of data within the Statement of Cash Flows. Net cash provided by operating activities, Net cash used in investing activities, Net cash used in financing activities, and Net change in cash and cash equivalents were correct as originally presented.  No other changes have been made to the Form 10-Q.
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