Form 10-Q
period 2017-09-30
BROWN & BROWN INC
filed 2017-11-03
CIK 79282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s common stock, $0.10 par value, outstanding as of October 30, 2017 was 139,403,675.

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

•	Our ability to forecast liquidity needs through at least the end of 2018;

•	Our ability to renew or replace expiring leases;

•	Outcomes of existing or future legal proceedings and governmental investigations;

•	Policy cancellations and renewal terms, which can be unpredictable;

•	Potential changes to tax rates that would affect the value of deferred tax assets and liabilities and the impact on income available for investment or distributable to shareholders;

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

PART I — FINANCIAL INFORMATION
ITEM 1 — Financial Statements (Unaudited)
BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands, except per share data)	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
REVENUES
Commissions and fees	$474,609	$461,652	$1,383,899	$1,329,649
Investment income	491	230	1,085	1,150
Other income, net	546	392	22,047	2,166
Total revenues	475,646	462,274	1,407,031	1,332,965
EXPENSES
Employee compensation and benefits	246,062	237,653	736,445	692,814
Other operating expenses	72,058	67,433	210,289	197,329
Loss/(gain) on disposal	(1,902)	(277)	(1,993)	(3,131)
Amortization	21,435	21,805	64,402	65,025
Depreciation	5,489	5,195	17,242	15,867
Interest	9,393	9,883	28,949	29,617
Change in estimated acquisition earn-out payables	(1,308)	3,610	8,309	6,846
Total expenses	351,227	345,302	1,063,643	1,004,367
Income before income taxes	124,419	116,972	343,388	328,598
Income taxes	48,506	45,427	131,263	128,733
Net income	$75,913	$71,545	$212,125	$199,865
Net income per share:
Basic	$0.54	$0.51	$1.52	$1.43
Diluted	$0.53	$0.50	$1.49	$1.41
Dividends declared per share	$0.14	$0.12	$0.41	$0.37
See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except per share data)	September 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$546,520	$515,646
Restricted cash and investments	276,687	265,637
Short-term investments	29,156	15,048
Premiums, commissions and fees receivable	525,943	502,482
Reinsurance recoverable	2,160,286	78,083
Prepaid reinsurance premiums	332,246	308,661
Other current assets	45,545	50,571
Total current assets	3,916,383	1,736,128
Fixed assets, net	71,296	75,807
Goodwill	2,701,488	2,675,402
Amortizable intangible assets, net	656,054	707,454
Investments	14,085	23,048
Other assets	54,971	44,895
Total assets	$7,414,277	$5,262,734
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Premiums payable to insurance companies	$653,289	$647,564
Losses and loss adjustment reserve	2,160,286	78,083
Unearned premiums	332,246	308,661
Premium deposits and credits due customers	97,917	83,765
Accounts payable	63,623	69,595
Accrued expenses and other liabilities	204,153	201,989
Current portion of long-term debt	120,000	55,500
Total current liabilities	3,631,514	1,445,157
Long-term debt less unamortized discount and debt issuance costs	860,741	1,018,372
Deferred income taxes, net	382,228	357,686
Other liabilities	56,147	81,308
Shareholders’ Equity:
Common stock, par value $0.10 per share; authorized 280,000 shares; issued 148,838 shares and outstanding 139,518 shares at 2017, issued 148,107 shares and outstanding 140,104 shares at 2016	14,884	14,811
Additional paid-in capital	493,821	468,443
Treasury stock, at cost at 9,320 shares at 2017 and 8,003 shares at 2016, respectively	(315,072)	(257,683)
Retained earnings	2,290,014	2,134,640
Total shareholders’ equity	2,483,647	2,360,211
Total liabilities and shareholders’ equity	$7,414,277	$5,262,734
See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS(UNAUDITED)

	For the nine months ended September 30,
(in thousands)	2017	2016
Cash flows from operating activities:
Net income	$212,125	$199,865
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	64,402	65,025
Depreciation	17,242	15,867
Non-cash stock-based compensation	22,362	11,593
Change in estimated acquisition earn-out payables	8,309	6,846
Deferred income taxes	23,941	20,081
Amortization of debt discount	119	118
Amortization and disposal of deferred financing costs	1,309	1,207
Accretion of discounts and premiums, investment	20	36
Income tax benefit from exercise of shares from the stock benefit plans	—	(7,213)
Net loss/(gain) on sales of investments, fixed assets and customer accounts	(1,739)	(2,860)
Payments on acquisition earn-outs in excess of original estimated payables	(13,800)	(3,683)
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Premiums, commissions and fees receivable (increase)	(23,350)	(31,324)
Reinsurance recoverables (increase)	(2,082,203)	(300,036)
Prepaid reinsurance premiums (increase)	(23,585)	(24,324)
Other assets (increase) decrease	(5,314)	1,231
Premiums payable to insurance companies increase	5,585	39,787
Premium deposits and credits due customers increase	14,030	27,914
Losses and loss adjustment reserve increase	2,082,203	300,036
Unearned premiums increase	23,585	24,324
Accounts payable increase	22,113	13,858
Accrued expenses and other liabilities increase (decrease)	1,018	(22,119)
Other liabilities (decrease)	(34,802)	(17,094)
Net cash provided by operating activities	313,570	319,135
Cash flows from investing activities:
Additions to fixed assets	(12,897)	(13,135)
Payments for businesses acquired, net of cash acquired	(26,478)	(113,219)
Proceeds from sales of fixed assets and customer accounts	4,085	3,411
Purchases of investments	(10,393)	(24,332)
Proceeds from sales of investments	5,178	16,716
Net cash used in investing activities	(40,505)	(130,559)
Cash flows from financing activities:
Payments on acquisition earn-outs	(25,488)	(23,872)
Payments on long-term debt	(91,750)	(34,375)
Deferred debt issuance costs	(2,809)	—
Income tax benefit from exercise of shares from the stock benefit plans	—	7,213
Issuances of common stock for employee stock benefit plans	17,387	15,959
Repurchase shares to fund tax withholdings for non-cash stock-based compensation	(6,791)	(8,395)
Purchase of treasury stock	(57,389)	(11,250)
Settlement (prepayment) of accelerated share repurchase program	(7,500)	11,250
Cash dividends paid	(56,801)	(51,317)
Net cash used in financing activities	(231,141)	(94,787)
Net increase in cash and cash equivalents inclusive of restricted cash	41,924	93,789
Cash and cash equivalents inclusive of restricted cash at beginning of period	781,283	673,173
Cash and cash equivalents inclusive of restricted cash at end of period	$823,207	$766,962
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
Recently Issued Accounting Pronouncements
In November 2016, the Financial Accountings Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18, “Statement of Cash Flows (Topic 230)”: Restricted Cash (“ASU 2016-18”), which requires that the Statement of Cash Flows explain the changes during the period of cash and cash equivalents inclusive of amounts categorized as restricted cash. ASU 2016-18 is effective for periods beginning after December 15, 2017. However, the Company elected to early adopt for the reporting period ended March 31, 2017 under the full retrospective approach for all periods presented. With the adoption of ASU 2016-18, the change in restricted cash is no longer reflected as a change in operating assets and liabilities, and the Statement of Cash Flows details the changes in the balance of cash and cash equivalents inclusive of restricted cash. Net cash provided by operating activities for the nine months ended September 30, 2016 were previously reported as $270.6 million. With the retrospective adoption, the net cash provided by operating activities for the nine months ended September 30, 2016 is now reported as $319.1 million. The Company reflects cash collected from customers that is payable to insurance companies as restricted cash if segregation of this cash is required by the state of domicile for the office conducting this transaction or if required by contract with the relevant insurance company providing coverage. Cash collected from customers that is payable to insurance companies is reported in cash and cash equivalents if no such restriction is required.
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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share Based Payment Accounting” (“ASU 2016-09”), which amends guidance issued in Accounting Standards Codification (“ASC”) Topic 718, Compensation - Stock Compensation. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. The Company adopted the guidance on January 1, 2017, as required. Prior periods have not been adjusted, as the guidance was adopted prospectively. The principal impact is that the tax benefit or expense from stock compensation is now presented in the income tax line of the Statement of Income, whereas the prior treatment was to present this amount as a component of equity on the Balance Sheet. Also the tax benefit or expense is now presented as activity in Cash Flow from Operating Activity, rather than the prior presentation as Cash Flow from Financing Activity in the Statement of Cash Flows. The Company also continues to estimate forfeitures of stock grants as allowed by ASU 2016-09.
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
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which provides guidance for accounting for leases. Under ASU 2016-02, the Company will be required to recognize the assets and liabilities for the rights and obligations created by leased assets. ASU 2016-02 will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company continues to evaluate the impact of this pronouncement with the principal impact being that the present value of the remaining lease payments be presented as a liability on the Balance Sheet as well as an asset of similar value representing the “Right of Use” for those leased properties. As detailed in Note 13 of the 2016 10-K, the undiscounted contractual cash payments remaining on leased properties was $213.2 million as of December 31, 2016 and is $200.3 million as of September 30, 2017 as detailed in the Liquidity and Capital Resources section of this Quarterly Report on Form 10-Q.
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
In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“Topic 606”), which provides guidance for revenue recognition. Topic 606 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets.  It supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. The standard’s core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. Specifically, in situations where multiple performance obligations exist within a contract, the use of estimates is required to allocate the transaction price to each separate performance obligation.
Historically, approximately 70% of the Company’s commissions and fees revenue is in the form of commissions paid by insurance carriers. These commissions are earned upon the effective date of bound coverage as no significant performance obligation remains after coverage is bound.
Approximately 20% of the Company's commissions and fees revenue is in the form of fees, which are predominantly in our National Programs and Services Segments, and to a lesser extent in the large accounts business within our Retail Segment. At the conclusion of our evaluation, it may be determined that fee revenue from certain agreements will be recognized in earlier or later periods under the new guidance as compared to our current accounting. Based upon the work completed to date, the Company does not expect the overall impact of these potential changes to be significant on a full-year basis, but they may impact the timing of recognizing revenue among quarters.
The Company is continuing to evaluate approximately 10% of the Company's commissions and fees revenues and anticipates completion of this evaluation by December 31, 2017.

Additionally, the Company is continuing to evaluate the requirement under ASC Topic 340 - Other Assets and Deferred Cost ("ASC 340") to capitalize costs to obtain, and costs to fulfill, customer contracts, and recognize these costs over the associated life of the contract as the performance obligations are fulfilled.  This evaluation includes assessing the costs that would qualify for capitalization as well as the timing to recognize these costs in future periods in accordance with ASC 340.  Presently all costs to obtain, and costs to fulfill, customer contracts are expensed by the Company as incurred.
The primary areas the Company has identified thus far that will be impacted by the adoption of the new revenue recognition standards are summarized below.
Contingent commissions - Under current accounting standards, revenue that is not fixed and determinable because a contingency exists is not recognized until the contingency is resolved.  Under Topic 606 the Company must use judgment to estimate the amount of consideration that will be received such that a significant reversal of revenue is not probable.  Contingent commissions represent a form of variable consideration associated with the same performance obligation, which is in the form of placement of coverage, for which we earn core commissions.  In connection with the new standard, contingent commissions will be estimated with an appropriate constraint applied and accrued relative to the core commissions as they are recognized.  The resulting effect on the timing of recognition of contingent commissions will more closely follow a similar pattern as our core commissions with true-ups recognized when payments are received or as additional information that affects the estimate becomes available.  As disclosed in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2016, contingent commissions have averaged approximately 3.6% of the previous year’s total commissions and fees revenue over the last three years and have primarily been received in the first and second quarters of the year.
Cost deferrals - ASC 340 requires an entity to defer the incremental costs to obtain a customer contract and recognize these costs over the anticipated life of the customer relationship, inclusive of anticipated renewals.  This requirement will primarily affect the Company as it relates to certain commission-based compensation plans in the Retail Segment whereby the Company pays an incremental amount of compensation on new business in the first year.  As has been disclosed in Note 4 to the Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, the weighted average life of purchased customer accounts is 15 years.
ASC 340 also requires a company to defer costs to fulfill a contract and recognize these costs as the associated performance obligations are fulfilled. In order for contract fulfillment costs to be deferred under ASC 340, the costs must (1) relate directly to a specific contract or anticipated contract, (2) generate or enhance resources that the Company will use in satisfying its obligations under the contract, and (3) be expected to be recovered through sufficient net cashflows from the contract.  We are evaluating and believe the impact of ASC 340 related to contract fulfillment costs will primarily affect businesses that recognize revenue based upon on fees. Based upon the work completed to date, the Company does not expect the overall impact of the potential change to be significant on a full-year basis, but may impact the timing of recognizing expense among quarters.
Installment billing - As disclosed in Note 1 to the Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, commission revenues related to installment billings are recognized on the latter of the policy effective date (as indicated in the policy) or the date that the premium was billed to the client (as indicated in the premium invoice), with the exception of our Arrowhead businesses, which follows a policy of recognizing these revenues on the latter of the policy effective date or processed date into our systems, regardless of the billing arrangement.  We are still determining the impact of recognizing installment revenue upon delivery of the contract fulfillment obligation.
Topic 606 is effective for the Company beginning January 1, 2018.  Entities are permitted to adopt the guidance under one of the following methods: the "full retrospective" method, which applies the guidance to each period presented (prior years restated), or the "modified retrospective" method, in which the guidance is only applied to the year of adoption, with the cumulative effect of initially applying the guidance recognized as an adjustment to retained earnings. The Company is evaluating the adoption method it will use, but currently expects to use the modified retrospective method.
In connection with the implementation of the above standards, we will augment our current procedures and controls, as necessary to support the new standards.

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

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share data)	2017	2016	2017	2016
Net income	$75,913	$71,545	$212,125	$199,865
Net income attributable to unvested awarded performance stock	(1,852)	(1,873)	(5,181)	(5,210)
Net income attributable to common shares	$74,061	$69,672	$206,944	$194,655
Weighted average number of common shares outstanding – basic	139,756	140,129	140,012	139,642
Less unvested awarded performance stock included in weighted average number of common shares outstanding – basic	(3,410)	(3,668)	(3,420)	(3,640)
Weighted average number of common shares outstanding for basic earnings per common share	136,346	136,461	136,592	136,002
Dilutive effect of stock options	2,547	1,721	2,419	1,582
Weighted average number of shares outstanding – diluted	138,893	138,182	139,011	137,584
Net income per share:
Basic	$0.54	$0.51	$1.52	$1.43
Diluted	$0.53	$0.50	$1.49	$1.41
NOTE 4· Business Combinations
During the nine months ended September 30, 2017, Brown & Brown acquired the assets and assumed certain liabilities of six insurance intermediaries. Additionally, miscellaneous adjustments were recorded to the purchase price allocation of certain prior acquisitions completed within the last twelve months as permitted by Accounting Standards Codification Topic 805 — Business Combinations (“ASC 805”). Such adjustments are presented in the “Other” category within the following two tables. The recorded purchase price for all acquisitions included an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations will be recorded in the Condensed Consolidated Statement of Income when incurred.
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
Based on the acquisition date and the complexity of the underlying valuation work, certain amounts included in the Company’s Condensed Consolidated Financial Statements may be provisional and thus subject to further adjustments within the permitted measurement period, as defined in ASC 805. For the nine months ended September 30, 2017, several adjustments were made within the permitted measurement period that resulted in an increase in the aggregate purchase price of the affected acquisitions of $1.5 million relating to the assumption of certain liabilities. These measurement period adjustments have been reflected as current period adjustments in the nine months ended September 30, 2017 in accordance with the guidance in ASU 2015-16 “Business Combinations”. The measurement period adjustments primarily impacted goodwill, with no effect on earnings or cash in the current period.
Cash paid for acquisitions was $26.5 million and $115.3 million in the nine-month periods ended September 30, 2017 and 2016, respectively. We completed six acquisitions (excluding book of business purchases) in the nine-month period ended September 30, 2017. We completed six acquisitions (excluding book of business purchases) in the nine-month period ended September 30, 2016.

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

(in thousands)
Name	Business Segment	Effective Date of Acquisition	Cash Paid	Other Payable	Recorded Earn-Out Payable	Net Assets Acquired	Maximum Potential Earn- Out Payable
Other	Various	Various	26,478	11,395	1,332	39,205	11,605
Total			$26,478	$11,395	$1,332	$39,205	$11,605
The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition and adjustments made during the measurement period of the prior year acquisitions.

(in thousands)	Other	Total
Other current assets	98	98
Fixed assets	47	47
Goodwill	27,580	27,580
Purchased customer accounts	12,858	12,858
Non-compete agreements	595	595
Total assets acquired	41,178	41,178
Other current liabilities	(1,284)	(1,284)
Deferred income tax, net	(689)	(689)
Total liabilities assumed	(1,973)	(1,973)
Net assets acquired	$39,205	$39,205
The weighted average useful lives for the acquired amortizable intangible assets are as follows: purchased customer accounts, 15 years; and non-compete agreements, 5 years.
Goodwill of $27.6 million, which is net of any opening balance sheet adjustments within the allowable measurement period, was allocated to the Retail, National Programs, Wholesale Brokerage and Service Segments in the amounts of $18.8 million, $7.3 million, $0.8 million and $0.7 million, respectively. Of the total goodwill of $27.6 million, the amount currently deductible for income tax purposes is $26.3 million and the remaining $1.3 million relates to the recorded earn-out payables and will not be deductible until it is earned and paid.

For the acquisitions completed during 2017, the results of operations since the acquisition dates have been combined with those of the Company. The total revenues from the acquisitions completed through September 30, 2017, included in the Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2017, were $3.2 million and $3.6 million, respectively. The income before income taxes, including the intercompany cost of capital charge, from the acquisitions completed through September 30, 2017, included in the Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2017, were $0.9 million and $1.0 million, respectively. If the acquisitions had occurred as of the beginning of the respective periods, the Company’s results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

(UNAUDITED)	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share data)	2017	2016	2017	2016
Total revenues	$476,124	$465,014	$1,413,278	$1,341,511
Income before income taxes	$124,582	$117,929	$345,608	$331,574
Net income	$76,012	$72,130	$213,496	$201,675
Net income per share:
Basic	$0.54	$0.51	$1.52	$1.44
Diluted	$0.53	$0.51	$1.50	$1.43
Weighted average number of shares outstanding:
Basic	136,346	136,461	136,592	136,002
Diluted	138,893	138,182	139,011	137,584
As of September 30, 2017 and 2016, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820-Fair Value Measurement. The resulting additions, payments, and net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the three and nine months ended September 30, 2017 and 2016, were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Balance as of the beginning of the period	$57,943	$73,447	$63,821	$78,387
Additions to estimated acquisition earn-out payables	1,050	1,437	1,332	3,828
Payments for estimated acquisition earn-out payables	(23,511)	(16,988)	(39,288)	(27,555)
Subtotal	35,482	57,896	25,865	54,660
Net change in earnings from estimated acquisition earn-out payables:
Change in fair value on estimated acquisition earn-out payables	(1,784)	2,883	6,402	4,704
Interest expense accretion	476	727	1,907	2,142
Net change in earnings from estimated acquisition earn-out payables	(1,308)	3,610	8,309	6,846
Balance as of September 30,	$34,174	$61,506	$34,174	$61,506
Of the $34.2 million estimated acquisition earn-out payables as of September 30, 2017, $28.7 million was recorded as accounts payable and $5.5 million was recorded as other non-current liabilities. As of September 30, 2017, the maximum future acquisition contingency payments related to all acquisitions was $81.5 million, inclusive of the $34.2 million estimated acquisition earn-out payables as of September 30, 2017. Included within the additions to estimated acquisition earn-out payables are any adjustments to opening balance sheet items within the allowable measurement period, which may therefore differ from previously reported amounts.

NOTE 5· Goodwill
Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The Company completed its most recent annual assessment as of November 30, 2016, and identified no impairment as a result of the evaluation.
The changes in the carrying value of goodwill by reportable segment for the nine months ended September 30, 2017 are as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Total
Balance as of January 1, 2017	$1,354,667	$901,294	$284,869	$134,572	$2,675,402
Goodwill of acquired businesses	18,807	7,314	770	689	27,580
Goodwill disposed of relating to sales of businesses	(1,494)	—	—	—	(1,494)
Balance as of September 30, 2017	$1,371,980	$908,608	$285,639	$135,261	$2,701,488
NOTE 6· Amortizable Intangible Assets
Amortizable intangible assets at September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017				December 31, 2016
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (Years)(1)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (Years)(1)
Purchased customer accounts	$1,458,405	$(803,764)	$654,641	15.0	$1,447,680	$(741,770)	$705,910	15.0
Non-compete agreements	30,161	(28,748)	1,413	6.8	29,668	(28,124)	1,544	6.8
Total	$1,488,566	$(832,512)	$656,054		$1,477,348	$(769,894)	$707,454

(1)	Weighted average life calculated as of the date of acquisition.
Amortization expense for amortizable intangible assets for the years ending December 31, 2017, 2018, 2019, 2020 and 2021 is estimated to be $85.3 million, $80.6 million, $76.1 million, $68.7 million, and $65.4 million, respectively.

NOTE 7· Long-Term Debt
Long-term debt at September 30, 2017 and December 31, 2016 consisted of the following:

(in thousands)	September 30, 2017	December 31, 2016
Current portion of long-term debt:
Current portion of 5-year term loan facility expires June 28, 2022	$20,000	$55,000
4.500% senior notes, Series E, quarterly interest payments, balloon due 2018	100,000	—
Short-term promissory note	—	500
Total current portion of long-term debt	120,000	55,500
Long-term debt:
Note agreements:
4.500% senior notes, Series E, quarterly interest payments, balloon due 2018	—	100,000
4.200% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2024	498,904	498,785
Total notes	498,904	598,785
Credit agreements:
5-year term-loan facility, periodic interest and principal payments, LIBOR plus up to 1.750%, expires June 28, 2022	370,000	426,250
5-year revolving-loan facility, periodic interest payments, LIBOR plus up to 1.500%, plus commitment fees up to 0.250%, expires June 28, 2022	—	—
Total credit agreements	370,000	426,250
Debt issuance costs (contra)	(8,163)	(6,663)
Total long-term debt less unamortized discount and debt issuance costs	860,741	1,018,372
Current portion of long-term debt	120,000	55,500
Total debt	$980,741	$1,073,872
On December 22, 2006, the Company entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). The initial issuance of notes under the Master Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.660% per year. On February 1, 2008, $25.0 million in Series D Senior Notes due January 15, 2015, with a fixed interest rate of 5.370% per year, were issued. On September 15, 2011, and pursuant to a Confirmation of Acceptance (the “Confirmation”), dated January 21, 2011, in connection with the Master Agreement, $100.0 million in Series E Senior Notes were issued and are due September 15, 2018, with a fixed interest rate of 4.500% per year. The Series E Senior Notes were issued for the sole purpose of retiring existing senior notes. On January 15, 2015 the Series D Senior Notes were redeemed at maturity using cash proceeds to pay off the principal of $25.0 million plus any remaining accrued interest. On December 22, 2016, the Series C Senior Notes were redeemed at maturity using cash proceeds to pay off the principal of $25.0 million plus any remaining accrued interest. As of September 30, 2017, there was an outstanding debt balance issued under the provisions of the Master Agreement of $100.0 million.
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

On June 28, 2017, the Company entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) with the lenders named therein, JPMorgan Chase Bank, N.A. as administrative agent and certain other banks as co-syndication agents and co-documentation agents. The Amended and Restated Credit Agreement amended and restated the credit agreement dated April 17, 2014, among such parties (the “Original Credit Agreement”). The Amended and Restated Credit Agreement extends the applicable maturity date of the existing revolving credit facility (the “Facility”) of $800.0 million to June 28, 2022 and re-evidences unsecured term loans at $400.0 million while also extending the applicable maturity date to June 28, 2022. The term loan principal amortization schedule was reset with payments due quarterly. At the time of the execution of the Amended and Restated Credit Agreement, $67.5 million of principal from the original unsecured term loans was repaid using operating cash balances, and the Company added an additional $2.8 million in debt issuance costs related to the facility to the Consolidated Balance Sheet. The Company also expensed to the Consolidated Statements of Income $0.2 million of debt issuance costs related to the Original Credit Agreement due to certain lenders exiting prior to the modified agreement, while also carrying forward $1.6 million on the Consolidated Balance Sheet the unamortized portion of the Original Credit Agreement debt issuance costs which will amortize over the term of the Amended and Restated Credit Agreement. On September 30, 2017, a scheduled principal payment of $5.0 million was satisfied per the terms of the Amended and Restated Credit Agreement. As of September 30, 2017, there was an outstanding debt balance issued under the terms of the Amended and Restated Credit Agreement of $390.0 million with no borrowings outstanding against the revolving loan. Per the terms of the Amended and Restated Credit Agreement, a scheduled principal payment of $5.0 million is due December 31, 2017.
On September 18, 2014, the Company issued $500.0 million of 4.200% unsecured senior notes due in 2024. The senior notes were given investment grade ratings of BBB-/Baa3 with a stable outlook. The notes are subject to certain covenant restrictions and regulations which are customary for credit rated obligations. At the time of funding, the proceeds were offered at a discount of the original note amount which also excluded an underwriting fee discount. The net proceeds received from the issuance were used to repay the outstanding balance of $475.0 million on the revolving Credit Facility and for other general corporate purposes. As of September 30, 2017 and December 31, 2016, there was an outstanding debt balance of $500.0 million exclusive of the associated discount balance.
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
The Master Agreement and the Amended and Restated Credit Agreement require the Company to maintain certain financial ratios and comply with certain other covenants. The Company was in compliance with all such covenants as of September 30, 2017 and December 31, 2016.
The 30-day Adjusted LIBOR Rate as of September 30, 2017 was 1.250%.
NOTE 8· Supplemental Disclosures of Cash Flow Information and Non-Cash Financing and Investing Activities

	For the nine months ended September 30,
(in thousands)	2017	2016
Cash paid during the period for:
Interest	$32,504	$33,122
Income taxes	$110,853	$104,739
Brown & Brown’s significant non-cash investing and financing activities are summarized as follows:

	For the nine months ended September 30,
(in thousands)	2017	2016
Other payable issued for purchased customer accounts	$11,395	$10,505
Estimated acquisition earn-out payables and related charges	$1,332	$3,828
Notes payable issued or assumed for purchased customer accounts	$—	$492

The following is a reconciliation of cash and cash equivalents inclusive of restricted cash as of September 30, 2017 and 2016.

	Balance as of September 30,
(in thousands)	2017	2016
Table to reconcile cash and cash equivalents inclusive of restricted cash
Cash and cash equivalents	$546,520	$488,683
Restricted cash	276,687	278,279
Total cash and cash equivalents inclusive of restricted cash at the end of the period	$823,207	$766,962
The following is a reconciliation of cash and cash equivalents inclusive of restricted cash as of December 31, 2016 and 2015.

	Balance as of December 31,
(in thousands)	2016	2015
Table to reconcile cash and cash equivalents inclusive of restricted cash
Cash and cash equivalents	$515,646	$443,420
Restricted cash	265,637	229,753
Total cash and cash equivalents inclusive of restricted cash at the end of the period	$781,283	$673,173
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

Brown & Brown conducts all of its operations within the United States of America, except for a wholesale brokerage operation based in London, England, and retail operations in Bermuda and the Cayman Islands. These operations earned $3.9 million and $3.8 million of total revenues for the three months ended September 30, 2017 and 2016, respectively. These operations earned $11.1 million and $10.3 million of total revenues for the nine months ended September 30, 2017 and 2016, respectively. Long-lived assets held outside of the United States as of September 30, 2017 and 2016 were not material.
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

	For the three months ended September 30, 2017
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$234,483	$127,718	$71,574	$41,491	$380	$475,646
Investment income	$3	$124	$—	$72	$292	$491
Amortization	$10,540	$6,913	$2,845	$1,137	$—	$21,435
Depreciation	$1,262	$1,412	$471	$402	$1,942	$5,489
Interest expense	$7,216	$8,304	$1,515	$876	$(8,518)	$9,393
Income before income taxes	$54,950	$32,203	$21,219	$7,910	$8,137	$124,419
Total assets	$4,246,422	$5,026,918	$1,258,783	$432,331	$(3,550,177)	$7,414,277
Capital expenditures	$844	$1,357	$214	$364	$1,270	$4,049

	For the three months ended September 30, 2016
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$228,645	$123,632	$70,192	$39,586	$219	$462,274
Investment income	$5	$96	$—	$57	$72	$230
Amortization	$10,861	$6,921	$2,882	$1,140	$1	$21,805
Depreciation	$1,508	$1,945	$503	$473	$766	$5,195
Interest expense	$9,026	$10,844	$1,540	$1,257	$(12,784)	$9,883
Income before income taxes	$44,894	$32,319	$20,862	$5,971	$12,926	$116,972
Total assets	$3,652,977	$2,933,568	$1,053,516	$342,360	$(2,460,394)	$5,522,027
Capital expenditures	$1,443	$2,153	$11	$80	$504	$4,191

	For the nine months ended September 30, 2017
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$712,739	$342,576	$208,812	$122,397	$20,507	$1,407,031
Investment income	$6	$279	$—	$224	$576	$1,085
Amortization	$31,704	$20,664	$8,621	$3,412	$1	$64,402
Depreciation	$3,975	$4,975	$1,438	$1,191	$5,663	$17,242
Interest expense	$23,918	$27,257	$4,803	$2,783	$(29,812)	$28,949
Income before income taxes	$151,783	$68,127	$56,569	$22,480	$44,429	$343,388
Total assets	$4,246,422	$5,026,918	$1,258,783	$432,331	$(3,550,177)	$7,414,277
Capital expenditures	$3,384	$3,885	$1,606	$856	$3,166	$12,897

	For the nine months ended September 30, 2016
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$695,393	$333,522	$184,893	$117,906	$1,251	$1,332,965
Investment income	$33	$583	$4	$204	$326	$1,150
Amortization	$32,743	$21,011	$7,915	$3,345	$11	$65,025
Depreciation	$4,761	$5,881	$1,487	$1,432	$2,306	$15,867
Interest expense	$29,415	$34,895	$2,472	$3,820	$(40,985)	$29,617
Income before income taxes	$144,496	$68,367	$51,711	$17,929	$46,095	$328,598
Total assets	$3,652,977	$2,933,568	$1,053,516	$342,360	$(2,460,394)	$5,522,027
Capital expenditures	$4,664	$5,399	$925	$561	$1,586	$13,135
NOTE 11· Investments
At September 30, 2017, the Company’s amortized cost and fair values of fixed maturity securities are summarized as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities, obligations of U.S. Government agencies and Municipalities	$32,724	$1	$(94)	$32,631
Corporate debt	1,407	16	—	1,423
Total	$34,131	$17	$(94)	$34,054
At September 30, 2017, the Company held $32.6 million in fixed income securities composed of U.S. Treasury securities, securities issued by U.S. Government agencies and municipalities, and $1.4 million issued by corporations with investment grade ratings. Of that total, $20.0 million is classified as short-term investments on the Consolidated Balance Sheet as maturities are less than one-year. Additionally, the Company holds $9.2 million in short-term investments which are related to time deposits held with various financial institutions.
For securities in a loss position, the following table shows the investments’ gross unrealized loss and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2017:

	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities, obligations of U.S. Government agencies and Municipalities	$24,444	$(60)	$7,364	$(34)	$31,808	$(94)
Corporate debt	200	—	—	—	200	—
Total	$24,644	$(60)	$7,364	$(34)	$32,008	$(94)
The unrealized losses were caused by interest rate increases. At September 30, 2017, the Company had 27 securities in an unrealized loss position. The corporate securities are highly rated securities with no indicators of potential impairment. Based on the ability and intent of the Company to hold these investments until recovery of fair value, which may be maturity, the bonds were not considered to be other-than-temporarily impaired at September 30, 2017.
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
The amortized cost and estimated fair value of the fixed maturity securities at September 30, 2017 by contractual maturity are set forth below:

(in thousands)	Amortized Cost	Fair Value
Years to maturity:
Due in one year or less	$20,005	$19,969
Due after one year through five years	13,893	13,843
Due after five years	233	242
Total	$34,131	$34,054
The amortized cost and estimated fair value of the fixed maturity securities at December 31, 2016 by contractual maturity are set forth below:

(in thousands)	Amortized Cost	Fair Value
Years to maturity:
Due in one year or less	$5,551	$5,554
Due after one year through five years	22,757	22,708
Due after five years	330	340
Total	$28,638	$28,602
The expected maturities in the foregoing table may differ from the contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalty.
Proceeds from the sales and maturity of the Company’s investment in fixed maturity securities were $2.7 million. This along with maturing time deposits yielded total cash proceeds from the sale of investments of $5.2 million in the period of January 1, 2017 to September 30, 2017. These proceeds were used to purchase additional fixed maturity securities and time deposits. The gains and losses realized on those sales for the period from January 1, 2017 to September 30, 2017 were insignificant.
Realized gains and losses are reported on the Condensed Consolidated Statements of Income, with the cost of securities sold determined on a specific identification basis.
At September 30, 2017, investments with a fair value of approximately $4.0 million were on deposit with state insurance departments to satisfy regulatory requirements.

NOTE 12· Reinsurance
Although the reinsurers are liable to the Company for amounts reinsured, our subsidiary, Wright National Flood Insurance Company (“Wright Flood”) remains primarily liable to its policyholders for the full amount of the policies written whether or not the reinsurers meet their obligations to the Company when they become due. The effects of reinsurance on premiums written and earned are as follows:

	Period from January 1, 2017 to September 30, 2017
(in thousands)	Written	Earned
Direct premiums	$462,718	$439,134
Ceded premiums	(462,710)	(439,126)
Net premiums	$8	$8
All premiums written by Wright Flood under the National Flood Insurance Program are 100% ceded to the Federal Emergency Management Agency, or FEMA, for which Wright Flood received a 30.9% expense allowance from January 1, 2017 through September 30, 2017. For the period from January 1, 2017 through September 30, 2017, the Company ceded $461.5 million of written premiums.
Effective April 1, 2014, Wright Flood is also a party to a quota share agreement whereby it cedes 100% of its gross excess flood premiums, excluding fees, to Arch Reinsurance Company and receives a 30.5% commission. Wright Flood ceded $1.2 million for the period from January 1, 2017 through September 30, 2017. No loss data exists on this agreement.
Wright Flood also ceded 100% of the Homeowners, Private Passenger Auto Liability, and Other Liability Occurrence to Stillwater Insurance Company, formerly known as Fidelity National Insurance Company. This business is in runoff. Therefore, only loss data exists on this business. As of September 30, 2017, no ceded unpaid losses and loss adjustment expenses or incurred but not reported expenses for Homeowners, Private Passenger Auto Liability and Other Liability Occurrence existed.
As of September 30, 2017 the Condensed Consolidated Balance Sheet contained reinsurance recoverable of $2,160.3 million and prepaid reinsurance premiums of $332.2 million. There was no net activity in the reserve for losses and loss adjustment expense during the period January 1, 2017 through September 30, 2017, as Wright Flood's direct premiums written were 100% ceded to two reinsurers. The balance of the reserve for losses and loss adjustment expense, excluding related reinsurance recoverable, as of September 30, 2017 was $2,160.3 million.
NOTE 13· Statutory Financial Data
Wright Flood maintains capital in excess of the minimum statutory amount of $7.5 million as required by regulatory authorities. The unaudited statutory capital and surplus of Wright Flood was $26.7 million at September 30, 2017 and $23.5 million as of December 31, 2016. For the period from January 1, 2017 through September 30, 2017, Wright Flood generated statutory net income of $2.9 million. For the period from January 1, 2016 through December 31, 2016, Wright Flood generated statutory net income of $8.2 million.
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
NOTE 15· Shareholders’ Equity
Between May 18, 2017 and June 30, 2017, the Company made share repurchases in the open market in total of 216,615 shares at a total cost of $11.2 million. Between July 1, 2017 and July 14, 2017, the Company made share repurchases in the open market in total of 131,845 shares at a total cost of $3.7 million.
On August 14, 2017, the Company entered into an accelerated share repurchase agreement ("ASR") with an investment bank to purchase an aggregate $50.0 million of the Company's common stock. As part of the ASR, the company received an initial delivery of 967,888 shares of the Company's common stock with a fair market value of approximately $42.5 million. On October 16, 2017, the Company was notified by its investment bank that the accelerated share repurchase was completed. To complete the transaction, the investment bank delivered an additional 108,288 shares of the Company's common stock for a total of 1,076,176 shares repurchased under the ASR.
Under the authorization from the Company’s Board of Directors, shares may be purchased from time to time, at the Company’s discretion and subject to the availability of stock, market conditions, the trading price of the stock, alternative uses for capital, the Company’s financial performance and other potential factors. These purchases may be carried out through open market purchases, block trades, accelerated share repurchase plans of up to $100.0 million each (unless otherwise approved by the Board of Directors), negotiated private transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. After completion of this ASR transaction, the Company has approval to repurchase up to $302.4 million, in the aggregate, of the Company's outstanding common stock.
ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion updates the MD&A contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2016, and the two discussions should be read together.
GENERAL
Company Overview — Third Quarter of 2017
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
The volume of business from new and existing customers, fluctuations in insurable exposure units, changes in premium rate levels, and changes in general economic and competitive conditions and the occurrence of catastrophic weather events all affect our revenues. For example, level rates of inflation or a general decline in economic activity could limit increases in the values of insurable exposure units. Conversely, increasing costs of litigation settlements and awards could cause some customers to seek higher levels of insurance coverage. Historically, our revenues have typically grown as a result of our focus on net new business growth and acquisitions. We foster a strong, decentralized sales and service culture with the goal of consistent, sustained growth over the long-term.
“Commissions and fees” is included in our Condensed Consolidated Statements of Income. The term “Organic Revenue”, a non-GAAP financial measure, is our “core commissions and fees” (which are our commissions and fees less profit-sharing contingent commissions and less guaranteed supplemental commissions, and therefore represents the revenues earned directly from specific insurance policies sold, and specific fee-based services rendered) less (i) the core commissions and fees earned for the first twelve months by newly-acquired operations and (ii) divested business (core commissions and fees generated from offices, books of business or niches sold or terminated during the comparable period). “Organic Revenue” is reported in this manner in order to express the current year’s core commissions and fees on a comparable basis with the prior year’s core commissions and fees. The resulting net change reflects the aggregate changes attributable to (i) net new and lost accounts, (ii) net changes in our customers’ exposure units, (iii) net changes in insurance premium rates or the commission rate paid to us by our carrier partners; and (iv) the net change in fees paid to us by our customers. We believe that Organic Revenue provides a meaningful representation of the Company’s operating performance. The Company has historically viewed Organic Revenue growth as an important indicator when assessing and evaluating the performance of its four segments. Organic revenue is reported in the Results of Operations and in the Results of Operations - Segment sections of this Quarterly Report on Form 10-Q.
We also earn “profit-sharing contingent commissions,” which are profit-sharing commissions based primarily on underwriting results, but which may also reflect considerations for volume, growth and/or retention. These commissions are primarily received in the first and second quarters of each year, based upon the aforementioned considerations for the prior year(s). Over the last three years, profit-sharing contingent commissions have averaged approximately 3.6% of the previous year’s commissions and fees revenue. Profit-sharing contingent commissions are included in our commissions and fees in the Consolidated Statement of Income in the year received. For the three-month period ended September 30, 2017, profit-sharing contingent commissions were down $4.7 million as compared to the same period of the prior year, primarily realized in our Wholesale Brokerage Segment.
Certain insurance companies offer guaranteed fixed-base agreements, referred to as “Guaranteed Supplemental Commissions” (“GSCs”) in lieu of profit-sharing contingent commissions. Since GSCs are not subject to the uncertainty of loss ratios, they are accrued throughout the year based on actual premiums written. For the twelve-month period ending December 31, 2016, we had earned $11.5 million of GSCs, of which $9.2 million remained accrued at December 31, 2016, the balance of which is typically collected over the first and second quarter. For the three-month periods ended September 30, 2017 and 2016, we earned and accrued $2.5 million and $2.9 million, respectively, from GSCs.

Combined, our profit-sharing contingent commissions and GSCs for the three months ended September 30, 2017 decreased by $5.2 million compared to the third quarter of 2016 reflecting the actual loss experience from our carrier partners.
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
For the three-month period ended September 30, 2017, our total commissions and fees growth rate was 2.8% and our consolidated organic revenue growth rate was 3.4%. In the event that the gradual increases in insurable exposure units that occurred in the past few years continues through 2017 and premium rate changes are similar with 2016, we believe we will continue to see positive quarterly organic revenue growth for the remainder of 2017.
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
Income before income taxes for the three-month period ended September 30, 2017 increased from the third quarter of 2016 by $7.4 million, primarily as a result of a change in estimated acquisition earn-out payables, acquisitions completed in the past twelve months and profits from existing customers and net new business.
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
Acquisitions
Part of our continuing business strategy is to attract high-quality insurance intermediaries to join our operations. From 1993 through the third quarter of 2017, we acquired 485 insurance intermediary operations, excluding acquired books of business (customer accounts).
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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes.
Financial information relating to our Condensed Consolidated Financial results for the three and nine months ended September 30, 2017 and 2016 is as follows:

	For the three months ended September 30,			For the nine months ended September 30,
(in thousands, except percentages)	2017	2016	% Change	2017	2016	% Change
REVENUES
Core commissions and fees	$468,574	$450,464	4.0%	$1,330,341	$1,274,170	4.4%
Profit-sharing contingent commissions	3,542	8,247	(57.1)%	45,409	46,586	(2.5)%
Guaranteed supplemental commissions	2,493	2,941	(15.2)%	8,149	8,893	(8.4)%
Investment income	491	230	113.5%	1,085	1,150	(5.7)%
Other income, net	546	392	39.3%	22,047	2,166	NMF
Total revenues	475,646	462,274	2.9%	1,407,031	1,332,965	5.6%
EXPENSES
Employee compensation and benefits	246,062	237,653	3.5%	736,445	692,814	6.3%
Other operating expenses	72,058	67,433	6.9%	210,289	197,329	6.6%
Loss/(gain) on disposal	(1,902)	(277)	NMF	(1,993)	(3,131)	(36.3)%
Amortization	21,435	21,805	(1.7)%	64,402	65,025	(1.0)%
Depreciation	5,489	5,195	5.7%	17,242	15,867	8.7%
Interest	9,393	9,883	(5.0)%	28,949	29,617	(2.3)%
Change in estimated acquisition earn-out payables	(1,308)	3,610	(136.2)%	8,309	6,846	21.4%
Total expenses	351,227	345,302	1.7%	1,063,643	1,004,367	5.9%
Income before income taxes	124,419	116,972	6.4%	343,388	328,598	4.5%
Income taxes	48,506	45,427	6.8%	131,263	128,733	2.0%
NET INCOME	$75,913	$71,545	6.3%	$212,125	$199,865	6.2%
Organic revenue growth rate (1)	3.4%	4.3%		2.8%	2.8%
Employee compensation and benefits relative to total revenues	51.7%	51.4%		52.3%	52.0%
Other operating expenses relative to total revenues	15.1%	14.6%		14.9%	14.8%
Capital expenditures	$4,049	$4,191		$12,897	$13,135
Total assets at September 30				$7,414,277	$5,522,027

(1) A non-GAAP financial measure
NMF = Not a meaningful figure
Commissions and Fees
Commissions and fees, including profit-sharing contingent commissions and GSCs, for the three months ended September 30, 2017 increased $13.0 million to $474.6 million, or 2.8% over the same period in 2016. Core commissions and fees revenue for the third quarter of 2017 increased $18.1 million, of which approximately $4.3 million represented core commissions and fees from agencies acquired since 2016 that had no comparable revenues in the same period of 2016. After accounting for divested business of $1.3 million, the remaining net increase of $15.1 million represented net new and renewal business, which reflects an organic revenue growth rate of 3.4%. Profit-sharing contingent commissions and GSCs for the third quarter of 2017 decreased by $5.2 million, or 46.1%, compared to the same period in 2016. The net decrease of $5.2 million in the third quarter was mainly driven by a decrease in profit-sharing contingent commissions in the Wholesale Brokerage Segment as a result of loss experience for insurance carriers.

For the nine months ended September 30, 2017 commissions and fees, including profit-sharing contingent commissions and GSCs, increased $54.3 million to $1,383.9 million, or 4.1% over the same period in 2016. Core commissions and fees revenue for the nine months ended September 30, 2017 increased $56.2 million, of which approximately $22.9 million represented core commissions and fees from acquisitions that had no comparable revenues in the same period of 2016. After accounting for divested business of $2.2 million, the remaining net increase of $35.5 million represented net new and renewal business, which reflects an organic revenue growth rate of 2.8%. Profit-sharing contingent commissions and GSCs for the nine months ended September 30, 2017 decreased by $1.9 million, or 3.5%, compared to the same period in 2016. The net decrease of $1.9 million in the first nine months of 2017 was mainly driven by a decrease in profit-sharing contingent commissions in the Retail and Wholesale Brokerage Segments as a result of loss experience for insurance carriers partially offset by an increase in the National Programs Segment.
Investment Income
Investment income for the three months ended September 30, 2017 increased $0.3 million, or 113.5% over the same period in 2016. The increase was primarily driven by cash management activities to earn a higher yield on excess cash balances.
Investment income for the nine months ended September 30, 2017 decreased $0.1 million, or 5.7%, over the same period in 2016. This decrease was related to a one-time receipt of interest on premium tax refunds received in 2016.
Other Income, net
Other income for the three months ended September 30, 2017 was $0.5 million, compared with $0.4 million in the same period in 2016. Other income consists primarily of legal settlements and other miscellaneous income.
Other income for the nine months ended September 30, 2017 was $22.0 million, compared with $2.2 million in the same period in 2016. The $19.8 million increase for the nine months ended September 30, 2017 from the comparable period in 2016 was a result of a legal settlement recognized in the first quarter of 2017.
Employee Compensation and Benefits
Employee compensation and benefits expense as a percentage of total revenues increased to 51.7% for the three months ended September 30, 2017, from 51.4% for the three months ended September 30, 2016. Employee compensation and benefits for the third quarter of 2017 increased approximately 3.5%, or $8.4 million, over the same period in 2016. This net increase included (i) $0.4 million of compensation costs related to stand-alone acquisitions that had no comparable costs in the same period of 2016; (ii) an increase in staff salaries attributable to salary inflation and higher volumes in portions of our business; (iii) increased producer commissions due to higher revenue; and (iv) the additional cost associated with the Retail Segment's performance incentive plan introduced in 2017.
Employee compensation and benefits expense as a percentage of total revenues increased to 52.3% for the nine months ended September 30, 2017, from 52.0% for the nine months ended September 30, 2016. Employee compensation and benefits for the first nine months of 2017 increased, by approximately 6.3%, or $43.6 million, over the same period in 2016. This increase included (i) $10.1 million of compensation costs related to acquisitions that had no comparable costs in the same period of 2016; (ii) an increase in staff salaries attributable to salary inflation and higher volumes in portions of our business; (iii) increased producer commissions due to higher revenue; (iv) increased non-cash stock based compensation due to larger forfeiture credits recorded in 2016; and (v) the additional cost associated with the Retail Segment's performance incentive plan introduced in 2017.
Other Operating Expenses
As a percentage of total revenues, other operating expenses represented 15.1% in the third quarter of 2017, versus 14.6% reported in the third quarter of 2016. Other operating expenses for the third quarter of 2017 increased $4.6 million, or 6.9%, over the same period of 2016, of which $0.1 million was related to acquisitions that had no comparable costs in the same period of 2016. The remaining other operating expenses for both three-month periods ended September 30, 2017 and 2016, respectively, increased by $4.5 million, which was primarily attributable to (i) increased expenses associated with our investment in information technology and consulting; partially offset by (ii) a foreign exchange gains and (iii) the benefits from our strategic purchasing program.
Other operating expenses represented 14.9% of total revenues for the nine months ended September 30, 2017, versus 14.8% for the nine months ended September 30, 2016. Other operating expenses for the first nine months of 2017 increased $13.0 million, or 6.6%, over the same period of 2016, of which $3.1 million was related to acquisitions that had no comparable costs in the same period of 2016. The remaining other operating expenses for both of the nine months ended September 30, 2017 and 2016, respectively, increased by $9.8 million, which was primarily attributable to (i) increased expenses associated with our investment in information technology; (ii) a credit of approximately $5.3 million associated with premium tax refunds recognized in the first nine months of 2016; and (iii) partially offset by foreign exchange gains and (iv) the benefits from our strategic purchasing program.

Gain on Disposal
Gain on disposal for the third quarter of 2017 increased $1.6 million from the third quarter of 2016. Gain on disposal for the nine months ended September 30, 2017 decreased $1.1 million from the nine months ended September 30, 2016. The change in the gain on disposal for the three and nine months ended September 30, 2017 was due to activity associated with book of business sales. Although we are not in the business of selling customer accounts or businesses, we periodically sell an office or a book of business (one or more customer accounts) because we believe doing so is in the Company’s best interest.
Amortization
Amortization expense for the third quarter of 2017 decreased $0.4 million, or 1.7%, over the third quarter of 2016. Amortization expense for the nine months ended September 30, 2017 decreased $0.6 million, or 1.0%, over the nine months ended September 30, 2016. These decreases reflect certain intangibles becoming fully amortized, partially offset with amortization of new intangibles from recently acquired businesses.
Depreciation
Depreciation expense for the third quarter of 2017 increased $0.3 million, or 5.7%, compared to the third quarter of 2016. Depreciation expense for the nine months ended September 30, 2017 increased $1.4 million, or 8.7%, over the nine months ended September 30, 2016. These changes were due primarily to the addition of fixed assets resulting from acquisitions completed since the first nine months of 2016, net of assets which became fully depreciated.
Interest Expense
Interest expense for the third quarter of 2017 decreased $0.5 million, or 5.0%, compared to the third quarter of 2016. Interest expense for the nine months ended September 30, 2017 decreased $0.7 million, or 2.3%, over the nine months ended September 30, 2016. This decrease was due to a lower effective interest rate for our Credit Facility term loan and the scheduled amortized principal payments on the Credit Facility term loan, which has reduced the Company's average debt balance.
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
As of September 30, 2017 and 2016, the fair values of the estimated acquisition earn-out payables were re-evaluated based upon projected operating results and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820-Fair Value Measurement. The resulting net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the three and nine month periods ended September 30, 2017 and 2016 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Change in fair value of estimated acquisition earn-out payables	$(1,784)	$2,883	$6,402	$4,704
Interest expense accretion	476	727	1,907	2,142
Net change in earnings from estimated acquisition earn-out payables	$(1,308)	$3,610	$8,309	$6,846

For the three months ended September 30, 2017 and 2016, the fair value of estimated earn-out payables was re-evaluated and decreased by $1.8 million and increased by $2.9 million, respectively, which resulted in credits and charges to the Condensed Consolidated Statement of Income, respectively. For the nine months ended September 30, 2017 and 2016, the fair value of estimated earn-out payables was re-evaluated and increased by $6.4 million and $4.7 million, respectively, which resulted in charges to the Condensed Consolidated Statement of Income.
As of September 30, 2017, the estimated acquisition earn-out payables equaled $34.2 million, of which $28.7 million was recorded as accounts payable and $5.5 million was recorded as other non-current liabilities.
Income Taxes
The effective tax rate on income from operations for the three months ended September 30, 2017 and 2016 was 39.0% and 38.8%, respectively. The effective tax rate on income from operations for the nine months ended September 30, 2017 and 2016 was 38.2% and 39.2% respectively. The decrease for the nine months ended September 30, 2017 is related to the adoption in the first quarter of 2017, of FASB Accounting Standards Update 2016-09, “Improvements to Employee Share Based Payment Accounting” (“ASU 2016-09”), which amends guidance issued in Accounting Standards Codification (“ASC”) Topic 718, Compensation - Stock Compensation, that requires upon vesting of stock based compensation, any tax implications be treated as a discrete credit to the income tax expense in the quarter of vesting.
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
The reconciliation of commissions and fees, included in the Condensed Consolidated Statement of Income, to organic revenue for the three months ended September 30, 2017, and 2016, is as follows:

	For the three months ended September 30,
(in thousands)	2017	2016
Commissions and fees	$474,609	$461,652
Less profit-sharing contingent commissions	3,542	8,247
Less guaranteed supplemental commissions	2,493	2,941
Core commissions and fees	468,574	450,464
Less acquisition revenues	4,337	—
Less divested business	—	1,359
Organic Revenue	$464,237	$449,105

The growth rates for organic revenue, a non-GAAP financial measure, for the three months ended September 30, 2017, by segment, are as follows:

2017	Retail(1)		National Programs		Wholesale Brokerage		Services		Total
(in thousands, except percentages)	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Commissions and Fees	$234,414	$228,468	$127,271	$123,523	$71,505	$70,132	$41,419	$39,529	$474,609	$461,652
Total Change	$5,946		$3,748		$1,373		$1,890		$12,957
Total Growth %	2.6%		3.0%		2.0%		4.8%		2.8%
Contingent Commissions	1,444	2,229	1,748	2,498	350	3,520	—	—	3,542	8,247
GSCs	2,164	2,516	5	14	324	411	—	—	2,493	2,941
Core Commissions and Fees	$230,806	$223,723	$125,518	$121,011	$70,831	$66,201	$41,419	$39,529	$468,574	$450,464
Acquisition Revenues	2,726	—	1,043	—	568	—	—	—	4,337	—
Divested Business	—	1,306	—	53	—	—	—	—	—	1,359
Organic Revenue(2)	$228,080	$222,417	$124,475	$120,958	$70,263	$66,201	$41,419	$39,529	$464,237	$449,105
Organic Revenue Growth(2)	$5,663		$3,517		$4,062		$1,890		$15,132
Organic Revenue Growth %(2)	2.5%		2.9%		6.1%		4.8%		3.4%

(1)
The Retail Segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 10 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2)	A non-GAAP financial measure.

The reconciliation of commissions and fees, included in the Condensed Consolidated Statement of Income, to organic revenue for the three months ended September 30, 2016, and 2015, is as follows:

	For the three months ended September 30,
(in thousands)	2016	2015
Commissions and fees	$461,652	$431,863
Less profit-sharing contingent commissions	8,247	12,068
Less guaranteed supplemental commissions	2,941	2,520
Core commissions and fees	450,464	417,275
Less acquisition revenues	17,307	—
Less divested business	—	2,060
Organic Revenue	$433,157	$415,215

The growth rates for organic revenue, a non-GAAP financial measure, for the three months ended September 30, 2016, by segment, are as follows:

2016	Retail(1)		National Programs		Wholesale Brokerage		Services		Total
(in thousands, except percentages)	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Commissions and Fees	$228,468	$215,630	$123,523	$116,919	$70,132	$61,332	$39,529	$37,982	$461,652	$431,863
Total Change	$12,838		$6,604		$8,800		$1,547		$29,789
Total Growth %	6.0%		5.6%		14.3%		4.1%		6.9%
Contingent Commissions	2,229	1,810	2,498	3,188	3,520	7,070	—	—	8,247	12,068
GSCs	2,516	2,061	14	10	411	449	—	—	2,941	2,520
Core Commissions and Fees	$223,723	$211,759	$121,011	$113,721	$66,201	$53,813	$39,529	$37,982	$450,464	$417,275
Acquisition Revenues	6,248	—	—	—	8,764	—	2,295	—	17,307	—
Divested Business	—	158	—	585	—	—	—	1,317	—	2,060
Organic Revenue(2)	$217,475	$211,601	$121,011	$113,136	$57,437	$53,813	$37,234	$36,665	$433,157	$415,215
Organic Revenue Growth(2)	$5,874		$7,875		$3,624		$569		$17,942
Organic Revenue Growth %(2)	2.8%		7.0%		6.7%		1.6%		4.3%

(1)
The Retail Segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 10 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2)	A non-GAAP financial measure.
The reconciliation of commissions and fees, included in the Condensed Consolidated Statement of Income, to organic revenue for the nine months ended September 30, 2017, and 2016, is as follows:

	For the nine months ended September 30,
(in thousands)	2017	2016
Commissions and fees	$1,383,899	$1,329,649
Less profit-sharing contingent commissions	45,409	46,586
Less guaranteed supplemental commissions	8,149	8,893
Core commissions and fees	1,330,341	1,274,170
Less acquisition revenues	22,936	—
Less divested business	—	2,246
Organic Revenue	$1,307,405	$1,271,924

The growth rates for organic revenue, a non-GAAP financial measure, for the nine months ended September 30, 2017, by segment, are as follows:

2017	Retail(1)		National Programs		Wholesale Brokerage		Services		Total
(in thousands, except percentages)	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Commissions and Fees	$711,532	$694,402	$341,910	$332,872	$208,284	$184,673	$122,173	$117,702	$1,383,899	$1,329,649
Total Change	$17,130		$9,038		$23,611		$4,471		$54,250
Total Growth %	2.5%		2.7%		12.8%		3.8%		4.1%
Contingent Commissions	22,380	24,365	16,038	12,152	6,991	10,069	—	—	45,409	46,586
GSCs	7,109	7,488	8	24	1,032	1,381	—	—	8,149	8,893
Core Commissions and Fees	$682,043	$662,549	$325,864	$320,696	$200,261	$173,223	$122,173	$117,702	$1,330,341	$1,274,170
Acquisition Revenues	5,100	—	1,201	—	15,785	—	850	—	22,936	—
Divested Business	—	2,147	—	302	—	—	—	(203)	—	2,246
Organic Revenue(2)	$676,943	$660,402	$324,663	$320,394	$184,476	$173,223	$121,323	$117,905	$1,307,405	$1,271,924
Organic Revenue Growth(2)	$16,541		$4,269		$11,253		$3,418		$35,481
Organic Revenue Growth %(2)	2.5%		1.3%		6.5%		2.9%		2.8%

(1)
The Retail Segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 10 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2)	A non-GAAP financial measure.
The reconciliation of commissions and fees, included in the Condensed Consolidated Statement of Income, to organic revenue for the nine months ended September 30, 2016, and 2015, is as follows:

	For the nine months ended September 30,
(in thousands)	2016	2015
Commissions and fees	$1,329,649	$1,252,888
Less profit-sharing contingent commissions	46,586	45,596
Less guaranteed supplemental commissions	8,893	8,112
Core commissions and fees	1,274,170	1,199,180
Less acquisition revenues	47,475	—
Less divested business	—	5,854
Organic Revenue	$1,226,695	$1,193,326

The growth rates for organic revenue, a non-GAAP financial measure, for the nine months ended September 30, 2016, by segment, are as follows:

2016	Retail(1)		National Programs		Wholesale Brokerage		Services		Total
(in thousands, except percentages)	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Commissions and Fees	$694,402	$653,992	$332,872	$319,377	$184,673	$168,374	$117,702	$111,145	$1,329,649	$1,252,888
Total Change	$40,410		$13,495		$16,299		$6,557		$76,761
Total Growth %	6.2%		4.2%		9.7%		5.9%		6.1%
Contingent Commissions	24,365	21,653	12,152	10,734	10,069	13,209	—	—	46,586	45,596
GSCs	7,488	6,699	24	15	1,381	1,398	—	—	8,893	8,112
Core Commissions and Fees	$662,549	$625,640	$320,696	$308,628	$173,223	$153,767	$117,702	$111,145	$1,274,170	$1,199,180
Acquisition Revenues	27,080	—	1,680	—	12,147	—	6,568	—	47,475	—
Divested Business	—	1,283	—	1,255	—	—	—	3,316	—	5,854
Organic Revenue(2)	$635,469	$624,357	$319,016	$307,373	$161,076	$153,767	$111,134	$107,829	$1,226,695	$1,193,326
Organic Revenue Growth(2)	$11,112		$11,643		$7,309		$3,305		$33,369
Organic Revenue Growth %(2)	1.8%		3.8%		4.8%		3.1%		2.8%

(1)
The Retail Segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 10 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2)	A non-GAAP financial measure.

Retail Segment
The Retail Segment provides a broad range of insurance products and services to commercial, public and quasi-public, professional and individual insured customers. Approximately 88% of the Retail Segment’s commissions and fees revenue is commission based. Because most of our other operating expenses are not correlated to changes in commissions on insurance premiums, a significant portion of any fluctuation in the commissions we receive, net of related producer compensation, will result in a similar fluctuation in our income before income taxes, unless we make incremental investments or modifications to the costs in the organization.
Financial information relating to our Retail Segment for the three and nine months ended September 30, 2017 and 2016 is as follows:

	For the three months ended September 30,			For the nine months ended September 30,
(in thousands, except percentages)	2017	2016	% Change	2017	2016	% Change
REVENUES
Core commissions and fees	$230,777	$223,641	3.2%	$682,310	$662,963	2.9%
Profit-sharing contingent commissions	1,444	2,229	(35.2)%	22,380	24,365	(8.1)%
Guaranteed supplemental commissions	2,164	2,516	(14.0)%	7,109	7,488	(5.1)%
Investment income	3	5	(40.0)%	6	33	(81.8)%
Other income, net	95	254	(62.6)%	934	544	71.7%
Total revenues	234,483	228,645	2.6%	712,739	695,393	2.5%
EXPENSES
Employee compensation and benefits	128,228	123,175	4.1%	385,291	369,109	4.4%
Other operating expenses	35,593	35,953	(1.0)%	110,645	111,377	(0.7)%
Loss/(gain) on disposal	(1,898)	(277)	NMF	(2,144)	(3,131)	(31.5)%
Amortization	10,540	10,861	(3.0)%	31,704	32,743	(3.2)%
Depreciation	1,262	1,508	(16.3)%	3,975	4,761	(16.5)%
Interest	7,216	9,026	(20.1)%	23,918	29,415	(18.7)%
Change in estimated acquisition earn-out payables	(1,408)	3,505	(140.2)%	7,567	6,623	14.3%
Total expenses	179,533	183,751	(2.3)%	560,956	550,897	1.8%
Income before income taxes	$54,950	$44,894	22.4%	$151,783	$144,496	5.0%
Organic revenue growth rate (1)	2.5%	2.8%		2.5%	1.8%
Employee compensation and benefits relative to total revenues	54.7%	53.9%		54.1%	53.1%
Other operating expenses relative to total revenues	15.2%	15.7%		15.5%	16.0%
Capital expenditures	$844	$1,443		$3,384	$4,664
Total assets at September 30				$4,246,422	$3,652,977

(1) A non-GAAP financial measure.
NMF = Not a meaningful figure
 The Retail Segment’s total revenue during the three months ended September 30, 2017 increased 2.6%, or $5.8 million, over the same period in 2016, to $234.5 million. The $7.1 million increase in core commissions and fees revenue was driven by: (i) $5.7 million related to net new and renewal business; (ii) approximately $2.7 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2016; and (iii) an offsetting decrease of $1.3 million related to commissions and fees revenue from business divested in 2016 and 2017. Profit-sharing contingent commissions and GSCs for the third quarter of 2017 decreased 24.0%, or $1.1 million, from the same period in 2016, to $3.6 million. The Retail Segment’s growth rate for total commissions and fees was 2.6% and the organic revenue growth rate was 2.5% for the third quarter of 2017. The organic revenue growth rate was driven by increased new business and higher retention during the preceding twelve months.

Income before income taxes for the three months ended September 30, 2017 increased 22.4%, or $10.1 million, over the same period in 2016, to $55.0 million. The primary factors affecting this increase were: (i) the net increase in revenue as described above; (ii) a change in estimated acquisition earn-out payables; (iii) an increase in the benefit of gains on disposals associated with book sales within certain businesses and (iv) a decrease in intercompany interest charges of $1.8 million; partially offset by (v) total compensation which increased by $5.1 million or 4.1%, due primarily to salary inflation, additional teammates to support revenue growth and the incremental investment in the Retail Segment's performance incentive plan introduced in 2017 and (vi) an incremental investment in technology.
The Retail Segment’s total revenue during the nine months ended September 30, 2017 increased 2.5%, or $17.3 million, over the same period in 2016, to $712.7 million. The $19.3 million increase in core commissions and fees revenue was driven by: (i) $16.3 million related to net new and renewal business; (ii) approximately $5.1 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2016; and (iii) an offsetting decrease of $2.1 million related to commissions and fees revenue from business divested in 2016 and 2017. Profit-sharing contingent commissions and GSCs for the first nine months of 2017 decreased 7.4%, or $2.4 million, from the same period in 2016, to $29.5 million. The Retail Segment’s growth rate for total commissions and fees was 2.5% and the organic revenue growth rate 2.5% for the first nine months of 2017. The organic revenue growth rate was driven by revenue from net new and renewal business written during the preceding twelve months, some exposure unit growth, and modest increases in commercial auto rates, which was partially offset by continued reductions in property insurance premium rates, particularly in catastrophe-prone areas.
Income before income taxes for the nine months ended September 30, 2017 increased 5.0%, or $7.3 million, over the same period in 2016, to $151.8 million. The primary factors affecting this increase were (i) the net increase in revenue as described above; (ii) a $1.0 million increase in the benefit of gains on disposals associated with book sales within certain businesses and (iii) a decrease in intercompany interest charges of $5.5 million; partially offset by (iv) total compensation, which increased by $16.2 million or 4.4%, due primarily to salary inflation and the incremental investment in the Retail Segment's performance incentive plan introduced in 2017; (v) an incremental investment in technology and (vi) a change in estimated acquisition earn-out payables that increased $1.0 million to $7.6 million.

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
Financial information relating to our National Programs Segment for the three and nine months ended September 30, 2017 and 2016 is as follows:

	For the three months ended September 30,			For the nine months ended September 30,
(in thousands, except percentages)	2017	2016	% Change	2017	2016	% Change
REVENUES
Core commissions and fees	$125,518	$121,011	3.7%	$325,864	$320,696	1.6%
Profit-sharing contingent commissions	1,748	2,498	(30.0)%	16,038	12,152	32.0%
Guaranteed supplemental commissions	5	14	(64.3)%	8	24	(66.7)%
Investment income	124	96	29.2%	279	583	(52.1)%
Other income, net	323	13	NMF	387	67	NMF
Total revenues	127,718	123,632	3.3%	342,576	333,522	2.7%
EXPENSES
Employee compensation and benefits	50,764	47,796	6.2%	148,592	141,204	5.2%
Other operating expenses	28,058	23,756	18.1%	72,147	62,009	16.3%
Loss/(gain) on disposal	(4)	—	—%	96	—	—%
Amortization	6,913	6,921	(0.1)%	20,664	21,011	(1.7)%
Depreciation	1,412	1,945	(27.4)%	4,975	5,881	(15.4)%
Interest	8,304	10,844	(23.4)%	27,257	34,895	(21.9)%
Change in estimated acquisition earn-out payables	68	51	33.3%	718	155	NMF
Total expenses	95,515	91,313	4.6%	274,449	265,155	3.5%
Income before income taxes	$32,203	$32,319	(0.4)%	$68,127	$68,367	(0.4)%
Organic revenue growth rate (1)	2.9%	7.0%		1.3%	3.8%
Employee compensation and benefits relative to total revenues	39.7%	38.7%		43.4%	42.3%
Other operating expenses relative to total revenues	22.0%	19.2%		21.1%	18.6%
Capital expenditures	$1,357	$2,153		$3,885	$5,399
Total assets at September 30				$5,026,918	$2,933,568

(1) A non-GAAP financial measure.
NMF = Not a meaningful figure
The National Programs Segment’s revenue for the three months ended September 30, 2017 increased 3.3%, or $4.1 million, from the same period in 2016, to $127.7 million. The $4.5 million net increase in core commissions and fees revenue was driven by: (i) $3.5 million related to net new and renewal business; (ii) approximately $1.0 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2016. Profit-sharing contingent commissions and GSCs were $1.8 million for the third quarter of 2017, which was a decrease of $0.8 million from the third quarter of 2016 reflecting the actual loss experience from our carrier partners.

The National Programs Segment’s growth rate for total commissions and fees was 3.0% and the organic revenue growth rate was 2.9% for the three months ended September 30, 2017. The organic revenue growth rate was mainly due to strong growth in our lender placed coverage, core commercial and residential earthquake programs, as well as our all-risk program that continues to build momentum. The growth from these and other programs was materially offset by continued downward rate pressure for our coastal property programs and the impact related to a change in carrier risk appetite.
Income before income taxes for the three months ended September 30, 2017 decreased 0.4%, or $0.1 million, from the same period in 2016, to $32.2 million. The decrease was driven by the investment in our new core commercial program that began operating in July 2017 offset by a $2.5 million decrease in the intercompany interest expense charge for acquisitions.
The National Programs Segment's revenue for the nine months ended September 30, 2017 increased 2.7%, or $9.1 million, from the same period in 2016, to $342.6 million. The $5.2 million increase in core commissions and fees revenue was driven by: (i) $4.3 million related to net new and renewal business, (ii) approximately $1.2 million related to core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2016, and (iii) a decrease of $0.3 million related to commissions and fees revenue from business divested in 2016 and 2017. Profit-sharing contingent commissions and GSCs were $16.0 million for the first nine months of 2017, which was an increase of $3.9 million from the same period in 2016 primarily driven by receipt of a new contingent commission we did not receive in the prior year.
The National Programs Segment’s growth rate for total commissions and fees was 2.7% and the organic revenue growth rate was 1.3% for the nine months ended September 30, 2017. This organic revenue growth rate was mainly due to strong growth in our lender placed coverage, core commercial and residential earthquake programs, as well as our all-risk program that continue to build momentum. The growth from these and other programs was substantially offset by continued downward rate pressure for our coastal property programs and the impact related to carrier risk appetite at certain programs.
Income before income taxes for the nine months ended September 30, 2017 decreased 0.4%, or $0.2 million, from the same period in 2016, to $68.1 million. The decrease was driven by the investment in our core commercial program, $5.8 million in prior year credits related to premium taxes and a $7.4 million increase in employee compensation and benefits. This decrease was partially offset by a $7.6 million decrease in the intercompany interest expense charge for acquisitions along with additional profit associated with the overall growth in revenue.

Wholesale Brokerage Segment
The Wholesale Brokerage Segment markets and sells excess and surplus commercial and personal lines insurance, primarily through independent agents and brokers, including Brown & Brown retail agents. Like the Retail and National Programs Segments, the Wholesale Brokerage Segment’s revenues are primarily commission based.
Financial information relating to our Wholesale Brokerage Segment for the three and nine months ended September 30, 2017 and 2016 is as follows:

	For the three months ended September 30,			For the nine months ended September 30,
(in thousands, except percentages)	2017	2016	% Change	2017	2016	% Change
REVENUES
Core commissions and fees	$70,831	$66,201	7.0%	$200,261	$173,223	15.6%
Profit-sharing contingent commissions	350	3,520	(90.1)%	6,991	10,069	(30.6)%
Guaranteed supplemental commissions	324	411	(21.2)%	1,032	1,381	(25.3)%
Investment income	—	—	—%	—	4	(100.0)%
Other income, net	69	60	15.0%	528	216	144.4%
Total revenues	71,574	70,192	2.0%	208,812	184,893	12.9%
EXPENSES
Employee compensation and benefits	34,678	33,187	4.5%	104,098	90,099	15.5%
Other operating expenses	10,814	11,175	(3.2)%	33,259	31,141	6.8%
Loss/(gain) on disposal	—	—	—%	—	—	—%
Amortization	2,845	2,882	(1.3)%	8,621	7,915	8.9%
Depreciation	471	503	(6.4)%	1,438	1,487	(3.3)%
Interest	1,515	1,540	(1.6)%	4,803	2,472	94.3%
Change in estimated acquisition earn-out payables	32	43	(25.6)%	24	68	(64.7)%
Total expenses	50,355	49,330	2.1%	152,243	133,182	14.3%
Income before income taxes	$21,219	$20,862	1.7%	$56,569	$51,711	9.4%
Organic revenue growth rate (1)	6.1%	6.7%		6.5%	4.8%
Employee compensation and benefits relative to total revenues	48.5%	47.3%		49.9%	48.7%
Other operating expenses relative to total revenues	15.1%	15.9%		15.9%	16.8%
Capital expenditures	$214	$11		$1,606	$925
Total assets at September 30				$1,258,783	$1,053,516

(1) A non-GAAP financial measure.
NMF = Not a meaningful figure
The Wholesale Brokerage Segment’s total revenues for the three months ended September 30, 2017 increased 2.0%, or $1.4 million, from the same period in 2016, to $71.6 million. The $4.6 million net increase in core commissions and fees revenue was driven primarily by: (i) $0.5 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2016; and (ii) $4.1 million related to net new and renewal business. Profit-sharing contingent commissions and GSCs for the third quarter of 2017 decreased $3.3 million compared to the third quarter of 2016, to $0.7 million as a result of decreased carrier profitability. The Wholesale Brokerage Segment’s growth rate for total commissions and fees was 2.0% and the organic revenue growth rate was 6.1% for the third quarter of 2017. The organic revenue growth rate was driven by net new and renewal business and modest increases in exposure units.
Income before income taxes for the three months ended September 30, 2017 increased 1.7%, or $0.4 million, over the same period in 2016, to $21.2 million, primarily due to: (i) the net increase in revenue as described above, offset partially by (ii) an increase in employee compensation and benefits of $1.5 million, of which $0.4 million was related to acquisitions that had no comparable compensation and benefits in the same period of 2016, with the remainder related to additional teammates to support increased transaction volumes.

The Wholesale Brokerage Segment’s total revenues for the nine months ended September 30, 2017 increased 12.9%, or $23.9 million, from the same period in 2016, to $208.8 million. The $27.0 million net increase in core commissions and fees revenue was driven primarily by: (i) $15.8 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2016; and (ii) $11.2 million related to net new and renewal business. Profit-sharing contingent commissions and GSCs for the first nine months of 2017 decreased $3.4 million compared to the same period of 2016, to $8.0 million. This decrease in contingent commissions was driven by an increase in loss ratios with certain carriers, and offset partially by contingent commissions received from acquisitions that had no comparable contingent revenue during the same period of 2016. The Wholesale Brokerage Segment’s growth rate for total commissions and fees was 12.8% and the organic revenue growth rate was 6.5% for the first nine months of 2017, and was driven by net new and renewal business and modest increases in exposure units, partially offset by a continued significant contraction in insurance premium rates for catastrophe-prone properties.
Income before income taxes for the nine months ended September 30, 2017 increased 9.4%, or $4.9 million, over the same period in 2016, to $56.6 million, primarily due to: (i) the net increase in revenue as described above, offset by; (ii) an increase in employee compensation and benefits of $14.0 million, of which $9.5 million was related to acquisitions that had no comparable compensation and benefits in the same period of 2016 with the remainder related to additional teammates to support increased transaction volumes; (iii) a $2.1 million increase in other operating expenses, of which $2.8 million was related to acquisitions that had no comparable expenses in the same period of 2016, while existing other operating expenses decreased $0.7 million; and (iv) an increase of $2.3 million in intercompany interest expense related to acquisitions completed in the previous twelve months.

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
Financial information relating to our Services Segment for the three and nine months ended September 30, 2017 and 2016 is as follows:

	For the three months ended September 30,			For the nine months ended September 30,
(in thousands, except percentages)	2017	2016	% Change	2017	2016	% Change
REVENUES
Core commissions and fees	$41,419	$39,529	4.8%	$122,173	$117,702	3.8%
Profit-sharing contingent commissions	—	—	—%	—	—	—%
Guaranteed supplemental commissions	—	—	—%	—	—	—%
Investment income	72	57	26.3%	224	204	9.8%
Other income, net	—	—	—%	—	—	—%
Total revenues	41,491	39,586	4.8%	122,397	117,906	3.8%
EXPENSES
Employee compensation and benefits	19,993	20,151	(0.8)%	59,606	58,658	1.6%
Other operating expenses	11,173	10,583	5.6%	32,870	32,722	0.5%
Loss/(gain) on disposal	—	—	—%	55	—	—%
Amortization	1,137	1,140	(0.3)%	3,412	3,345	2.0%
Depreciation	402	473	(15.0)%	1,191	1,432	(16.8)%
Interest	876	1,257	(30.3)%	2,783	3,820	(27.1)%
Change in estimated acquisition earn-out payables	—	11	(100.0)%	—	—	—%
Total expenses	33,581	33,615	(0.1)%	99,917	99,977	(0.1)%
Income before income taxes	$7,910	$5,971	32.5%	$22,480	$17,929	25.4%
Organic revenue growth rate (1)	4.8%	1.6%		2.9%	3.1%
Employee compensation and benefits relative to total revenues	48.2%	50.9%		48.7%	49.7%
Other operating expenses relative to total revenues	26.9%	26.7%		26.9%	27.8%
Capital expenditures	$364	$80		$856	$561
Total assets at September 30				$432,331	$342,360

(1) A non-GAAP financial measure.
The Services Segment’s total revenues for the three months ended September 30, 2017 increased 4.8%, or $1.9 million, over the same period in 2016, to $41.5 million. The $1.9 million increase in core commissions and fees revenue was related to net new business. The Services Segment’s growth rate for total commissions and fees was 4.8% and the organic revenue growth rate was 4.8% for the third quarter of 2017. The organic revenue growth rate was primarily due to new business and increased premiums for workers’ compensation and managed-care claims.
Income before income taxes for the three months ended September 30, 2017 increased 32.5%, or $1.9 million, over the same period in 2016, to $7.9 million due to a combination of organic revenue growth from higher margin businesses and continued expense management.
The Services Segment’s total revenues for the nine months ended September 30, 2017 increased 3.8%, or $4.5 million, over the same period in 2016, to $122.4 million. The $4.5 million increase in core commissions and fees revenue was driven by: (i) $3.4 million related to net new and renewal business; (ii) approximately $0.9 million related to core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2016; and (iii) $0.2 million related to commissions and fees revenue from net transferred/divested business in 2016 and 2017. The Services Segment’s growth rate for total commissions and fees was 3.8% and the organic revenue growth rate was 2.9% for the first nine months of 2017. This organic revenue growth rate was driven primarily from growth in our Social Security disability advocacy businesses, as well as new business and increased premiums for workers’ compensation and managed-care claims.

Income before income taxes for the nine months ended September 30, 2017 increased 25.4%, or $4.6 million, over the same period in 2016, to $22.5 million due to a combination of organic revenue growth from higher margin businesses and continued expense management.
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
Contractual Cash Obligations
As of September 30, 2017, our contractual cash obligations were as follows:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$990,000	$120,000	$65,000	$305,000	$500,000
Other liabilities(1)	47,137	2,828	6,732	2,030	35,547
Operating leases	200,261	42,352	71,297	47,872	38,740
Interest obligations	191,673	35,255	60,255	55,038	41,125
Unrecognized tax benefits	1,293	—	1,293	—	—
Maximum future acquisition contingency payments(2)	81,505	49,879	31,626	—	—
Total contractual cash obligations	$1,511,869	$250,314	$236,203	$409,940	$615,412

(1)	Includes the current portion of other long-term liabilities.

(2)	Includes $34.2 million of current and non-current estimated earn-out payables.
Debt
Total debt at September 30, 2017 was $980.7 million net of unamortized discount and debt issuance costs, which was a decrease of $93.1 million compared to December 31, 2016. The decrease includes the repayment of $91.7 million in principal including the repayment of the $0.5 million in a short-term note payable related to the 2016 acquisition of Social Security Advocates for the Disabled, LLC, net of the amortization of discounted debt related to our 4.200% Notes due 2024 and debt issuance cost amortization of $1.4 million. The Company also added $2.8 million in debt issuance costs related to the Amended and Restated Credit Agreement (as defined below) that was executed in June 2017.
On June 28, 2017, the Company entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) with the lenders named therein, JPMorgan Chase Bank, N.A. as administrative agent and certain other banks as co-syndication agents and co-documentation agents. The Amended and Restated Credit Agreement amended and restated the credit agreement dated April 17, 2014, among such parties (the “Original Credit Agreement”). The Amended and Restated Credit Agreement extends the applicable maturity date of the existing revolving credit facility (the “Facility”) of $800.0 million to June 28, 2022 and re-evidences unsecured term loans at $400.0 million while also extending the applicable maturity date to June 28, 2022. The term loan principal amortization schedule was reset with payments due quarterly. At the time of the execution of the Amended and Restated Credit Agreement, $67.5 million of principal from the original unsecured term loans was repaid using operating cash balances, and the Company added an additional $2.8 million in debt issuance costs related to the facility to the Consolidated Balance Sheet. The Company also expensed to the Consolidated Statements of Income $0.2 million of debt issuance costs related to the Original Credit Agreement due to certain lenders exiting prior to the modified agreement, while also carrying forward $1.6 million on the Consolidated Balance Sheet the unamortized portion of the Original Credit Agreement debt issuance costs which will amortize over the term of the Amended and Restated Credit Agreement. On September 30, 2017, a scheduled principal payment of $5.0 million was satisfied per the terms of the Amended and Restated Credit Agreement. As of September 30, 2017, there was an outstanding debt balance issued under the terms of the Amended and Restated Credit Agreement of $390.0 million with no borrowings outstanding against the revolving loan. Per the terms of the Amended and Restated Credit Agreement, a scheduled principal payment of $5.0 million is due December 31, 2017.
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
Our invested assets are held primarily as cash and cash equivalents, restricted cash, available-for-sale marketable debt securities, non-marketable debt securities, certificates of deposit, U.S. treasury securities, and professionally managed short duration fixed income funds. These investments are subject to interest rate risk. The fair values of our invested assets at September 30, 2017 and December 31, 2016, approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.
We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date.
As of September 30, 2017, we had $390.0 million of borrowings outstanding under our term loan which bears interest on a floating basis tied to the London Interbank Offered Rate (LIBOR) and therefore subject to changes in the associated interest expense. The effect of an immediate hypothetical 10% change in interest rates would not have a material effect on our Consolidated Financial Statements.
We are subject to exchange rate risk primarily in our U.K-based wholesale brokerage business that has a cost base principally denominated in British pounds and a revenue base in several other currencies, but principally in U.S. dollars. Based upon our foreign currency rate exposure as of September 30, 2017, an immediate 10% hypothetical change of foreign currency exchange rates would not have a material effect on our Consolidated Financial Statements.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation (the “Evaluation”) required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of September 30, 2017. Based upon the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosures.
Changes in Internal Controls
There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
PART II
ITEM 1. Legal Proceedings
In Item 3 of Part I of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2016, certain information concerning litigation claims arising in the ordinary course of business was disclosed. Such information was current as of the date of filing. During the Company’s fiscal quarter ended September 30, 2017, no new legal proceedings, or material developments with respect to existing legal proceedings, occurred which require disclosure in this Quarterly Report on Form 10-Q.
ITEM 1A. Risk Factors
There were no material changes in the risk factors previously disclosed in Item 1A, “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our repurchase of shares of our common stock during the three months ended September 30, 2017:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value that May Yet be Purchased Under the Plans or Programs(2)
July 1, 2017 to July 31, 2017	93,810	$42.96	86,845	$352,453,029
August 1, 2017 to August 31, 2017	983,002	43.92	967,888	302,453,029
September 1, 2017 to September 30, 2017	44,210	46.27	—	302,453,029
Total	1,121,022	$43.93	1,054,733	$302,453,029

(1)
We purchased 1,121,022 shares during the quarter ended September 30, 2017 of which 1,054,733 shares were purchased as part of publicly announced plans as authorized by our Board of Director and 66,289 shares were acquired from our teammates in the net exercise of stock options under our equity compensation plans or to cover required tax withholdings on the vesting of shares in our equity compensation plans.

(2)
On July 21, 2014, our Board of Directors approved the repurchase of up to $200.0 million of the Company’s outstanding common stock. On July 20, 2015, the Company’s Board of Directors authorized the repurchase of up to an additional $400.0 million of the Company's outstanding common stock. Between May 17, 2017 and July 19, 2017, the Company made share repurchases in the open market in total of 348,460 shares at a total cost of $14.9 million. On August 14, 2017, the Company entered into an accelerated share repurchase agreement with an investment bank to purchase an aggregate $50 million of the Company’s common stock. The Company received an initial delivery of 967,888 shares of the Company’s common stock with a fair market value of approximately $42.5 million. On October 16, 2017, this agreement was completed by the investment bank with the delivery of 108,288 shares of the Company's common stock. After completing these share repurchases, the Company’s outstanding Board-approved share repurchase authorization is $302.4 million. As of September 30, 2017, a total of 9,319,545 shares have been repurchased since the first quarter of 2014.

ITEM 6. Exhibits
The following exhibits are filed as a part of this Report:

3.1
Articles of Amendment to Articles of Incorporation (adopted April 24, 2003) (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 2003 (Commission file number 001-13619)), and Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 1999 (Commission file number 001-13619)).

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

BROWN & BROWN, INC.

/s/ R. Andrew Watts
Date: November 3, 2017	R. Andrew Watts
Executive Vice President, Chief Financial Officer and Treasurer
(duly authorized officer, principal financial officer and principal accounting officer)