Form 10-K
period 2017-12-31
BROWN & BROWN, INC.
filed 2018-02-28
CIK 79282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes  ☐    No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was last sold on June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter) was $5,014,164,392.
The number of shares of the Registrant’s common stock, $0.10 par value, outstanding as of February 23, 2018 was 137,800,585.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Brown & Brown, Inc.’s Proxy Statement for the 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

BROWN & BROWN, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

•
The occurrence of adverse economic conditions, an adverse regulatory climate, or a disaster (such as the recent hurricanes in Florida and Texas and fires in California) in Arizona, California, Florida, Georgia, Illinois, Indiana, Kentucky, Massachusetts, Michigan, New Jersey, New York, North Carolina, Oregon, Pennsylvania, Texas, Virginia and Washington, because a significant portion of business written by us is for customers located in these states;

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
The Company is compensated for its services primarily by commissions paid by insurance companies and to a lesser extent, by fees paid directly by customers for certain services. Commission revenues are usually a percentage of the premium paid by the insured and generally depend upon the type of insurance, the particular insurance company and the nature of the services provided by us. In some limited cases, we share commissions with other agents or brokers who have acted jointly with us in a transaction. We may also receive from an insurance company a “profit-sharing contingent commission,” which is a profit-sharing commission based primarily on underwriting results, but may also contain considerations for volume, growth and/or retention. Fee revenues are generated primarily by: (1) our Services Segment, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare Set-aside services, Social Security disability and Medicare benefits advocacy services, and other claims adjusting services, (2) our National Programs and Wholesale Brokerage Segments, which earn fees primarily for the issuing of insurance policies on behalf of insurance carriers, and (3) our Retail Segment for fees received in lieu of commissions. The amount of our revenues from commissions and fees is a function of several factors, including continued new business production, retention of existing customers, acquisitions and fluctuations in insurance premium rates and “insurable exposure units,” which are units that insurance companies use to measure or express insurance exposed to risk (such as property values, sales and payroll levels) to determine what premium to charge the insured. Insurance companies establish these premium rates based upon many factors, including loss experience, risk profile and reinsurance rates paid by such insurance companies, none of which we control.
As of December 31, 2017, our activities were conducted in 238 locations in 40 states as follows, as well as in England, Canada, Bermuda, and the Cayman Islands:

Florida	41	Minnesota	5	Maryland	2
California	23	Arizona	4	Missouri	2
New York	18	Michigan	4	Montana	2
New Jersey	13	Oklahoma	4	New Hampshire	2
Washington	12	Virginia	4	Rhode Island	2
Georgia	10	Arkansas	3	Wisconsin	2
Texas	10	Indiana	3	Delaware	1
Louisiana	9	New Mexico	3	Mississippi	1
Pennsylvania	8	Ohio	3	Nevada	1
Massachusetts	7	South Carolina	3	North Carolina	1
Oregon	7	Tennessee	3	Utah	1
Colorado	6	Hawaii	2	Vermont	1
Illinois	6	Kansas	2
Connecticut	5	Kentucky	2

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
Segment Information
Our business is divided into four reportable segments: (1) the Retail Segment, (2) the National Programs Segment, (3) the Wholesale Brokerage Segment and (4) the Services Segment. The Retail Segment provides a broad range of insurance products and services to commercial, public and quasi-public entities, and to professional and individual customers. The National Programs Segment, which acts as a managing general agent (“MGA”), provides professional liability and related package products for certain professionals, a range of insurance products for individuals, flood coverage, and targeted products and services designated for specific industries, trade groups, governmental entities and market niches, all of which are delivered through a nationwide network of independent agents, including Brown & Brown retail agents. The Wholesale Brokerage Segment markets and sells excess and surplus commercial and personal lines insurance, primarily through independent agents and brokers, as well as Brown & Brown retail agents. The Services Segment provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare Set-aside services, Social Security disability and Medicare benefits advocacy services and claims adjusting services.
The following table summarizes (1) the commissions and fees generated by each of our reportable operating segments for 2017, 2016 and 2015, and (2) the percentage of our total commissions and fees represented by each segment for each such period:

(in thousands, except percentages)	2017	%	2016	%	2015	%
Retail Segment	$942,247	50.7%	$916,723	52.0%	$867,762	52.4%
National Programs Segment	479,017	25.8%	447,808	25.4%	428,473	25.9%
Wholesale Brokerage Segment	271,141	14.6%	242,813	13.8%	216,638	13.1%
Services Segment	165,073	8.9%	156,082	8.8%	145,375	8.8%
Other	(208)	—%	(639)	—%	(1,297)	(0.2)%
Total	$1,857,270	100.0%	$1,762,787	100.0%	$1,656,951	100.0%
We conduct all of our operations within the United States of America, except for one Wholesale Brokerage operation based in England, one National Programs operation in Canada and Retail operations based in Bermuda and The Cayman Islands. These operations generated $15.9 million, $14.5 million and $13.4 million of revenues for the years ended December 31, 2017, 2016 and 2015, respectively. We do not have any material foreign long-lived assets.
See Note 15 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional segment financial data relating to our business.
Retail Segment
As of December 31, 2017, our Retail Segment employed 4,030 full-time equivalent employees. Our retail insurance agency business provides a broad range of insurance products and services to commercial, public and quasi-public entities, professional and individual customers. The categories of insurance we principally sell include: property insurance relating to physical damage to property and resultant interruption of business or extra expense caused by fire, windstorm or other perils; casualty insurance relating to legal liabilities, professional liability including directors and officers, cyber-liability, workers’ compensation, commercial and private passenger automobile coverages; and fidelity and surety bonds. We also sell and service group and individual life, accident, disability, health, hospitalization, medical, dental and other ancillary insurance products.
No material part of our retail business is attributable to a single customer or a few customers. During 2017, commissions and fees from our largest single Retail Segment customer represented three tenths of one percent (0.3%) of the Retail Segment’s total commissions and fees.
In connection with the selling and marketing of insurance coverages, we provide a broad range of related services to our customers, such as risk management strategies, loss control surveys and analysis, consultation in connection with placing insurance coverages and claims processing.

National Programs Segment
As of December 31, 2017, our National Programs Segment employed 1,990 full-time equivalent employees. Our National Programs Segment works with over 40 well-capitalized carrier partners, offering more than 51 programs, which can be grouped into five broad categories: (1) Professional Programs, (2) Personal Lines Programs, (3) Commercial Programs, (4) Public Entity-Related Programs, and (5) the National Flood Program:
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

Physicians: The Physicians Protector Plan program provides professional liability insurance solutions for physicians on an admitted basis in several key states. The program offers comprehensive insurance solutions and provides risk management benefits and claims services.

Professional Risk Specialty Group: Professional Risk Specialty Group (“PRSG”) has been providing Errors & Omissions, Professional Liability and Malpractice Insurance for over 22 years both in a direct retail sales and brokering capacity. PRSG has been an exclusive State Administrator for a Lawyers Professional Liability Program since 1994. The admitted Lawyers Professional Liability Program focuses on law firms with fewer than 20 attorneys, and the non-admitted Lawyers Professional Liability Program is for firms with 20 or more attorneys and is available for primary or excess coverage. PRSG is also involved in direct sales and brokering for other professionals, such as accountants, architects & engineers, medical malpractice, directors & officers, employment practices liability, title agency E&O and miscellaneous E&O.

Real Estate Errors & Omissions: writes errors and omissions insurance for small to medium-sized residential real estate agents and brokers in California. Coverage includes real estate brokerage, property management, escrow, appraisal, leasing and consulting services.
Real Estate Title Professionals: TitlePac® provides professional liability products and services designed for real estate title agents and escrow agents.

Wedding Protector Plan® and Protector Plan® for Events provide an online wedding and private event cancellation and postponement insurance policy that offers financial protection if certain unfortunate or unforeseen events should occur during the period leading up to and including the wedding or event date. Liability and liquor liability is available as an option.

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
Personal Lines Programs. Arrowhead is a MGA, General Agent (“GA”), and Program Administrator (“PA”) to the property and casualty insurance industry. Arrowhead acts as a virtual insurer providing outsourced product development, marketing, underwriting, actuarial, compliance and claims and other administrative services to insurance carrier partners. As a MGA, Arrowhead has the authority to underwrite, bind insurance carriers, issue policies, collect premiums and provide administrative and claims services.
Below are brief descriptions of the Personal Lines Programs:
Marine: is a national program manager and wholesale producer of marine insurance products including yachts and high performance boats, small boats, commercial marine and marine artisan contractors.

Personal Property: mono-line property coverage for homeowners and renters in numerous states.
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
Commercial Programs. Commercial Programs markets products and services to specific industries, trade groups, and market niches. Most of these products and services are marketed and sold primarily through independent agents, including certain of our Retail Segment offices. However, a number of these products and services are also marketed and sold directly to insured customers. Under agency agreements with the insurance companies that underwrite these programs, we often have authority to bind coverages (subject to established guidelines), to bill and collect premiums and, in some cases, to adjust claims.
Below are brief descriptions of the Commercial Programs:
AFC Insurance, Inc.: (“AFC”) (“Humanity Plus Program”) is a Program Administrator specializing in niche property & casualty products for a wide range of for-profit and nonprofit human & social service organizations. Eligible risks include addiction treatment centers, adult day care centers, group homes, services for the developmentally disabled and more. AFC’s nationwide comprehensive program offers all lines of coverage.
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
American Specialty Insurance & Risk Services, Inc.: provides insurance and risk management services for customers in professional sports, motor sports, amateur sports and the entertainment industry.
Automotive Aftermarket: launched in 2012, writes commercial package insurance for non-dealership automotive services such as mechanical repair shops, brake shops, transmissions shops, oil and lube shops, parts retailers and wholesalers, tire retailers and wholesalers, and auto recyclers.
Bellingham Underwriters: focuses on the commercial transportation industry and those that are in the business of supporting it. The trucking program is specifically designed to handle all coverages a trucker on the road might need. Other programs include specialty auto, repair services, forest products and commercial ambulance.

Commercial Auto: for vehicles owned by a business (no heavy vehicles or livery operations).
Core Commercial: formerly known as QBE Small Commercial (targets accounts under $100,000 in annual premium), this program offers business owner’s policies (BOPs) and commercial package coverages for a broad range of industries nationwide.
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

Sigma Underwriting Managers: is the nationwide wind catastrophic property insurance specialists for commercial and habitational properties and has over 100 years of combined underwriting experience. The commercial nationwide program is designed to write all types of low- to medium-hazard properties including adult living facilities, hotels/motels, medical offices, shopping centers, restaurants, warehouses and churches. The Florida habitational property program is a high-valued property program for commercial residential accounts.

Railroad: The Railroad Protector Plan® (“RRPP®”) provides insurance products for contractors, manufacturers and wholesalers supporting the railroad industry (not the railroads themselves). The insurance coverages include general liability, property, inland marine, commercial auto and umbrella.

Towing Operators Protector Plan®: (“TOPP®”) providing insurance coverage including general liability, commercial auto, garage keeper’s legal liability, property and motor truck cargo coverage.
Tribal: provides tailored solutions across multiple lines of business to sovereign Indian nations.
Workers’ Compensation: provides workers’ compensation insurance coverage primarily for California-based insureds. Arrowhead’s workers’ compensation program targets industry segments such as agriculture, contractors, food services, horticulture and manufacturing.

Wright Specialty Insurance Agency, LLC: provides insurance products for specialty programs such as food, grocery, K-12 education and franchise programs that are offered throughout the U.S.
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
Below are brief descriptions of the Public Entity-Related Programs:

Public Risk Underwriters of Indiana, LLC: doing business as Downey Insurance is a program administrator of insurance trusts offering tailored property and casualty insurance products, risk management consulting, third-party administration and related services designed for cities, counties, municipalities, schools, special taxing districts and other public entities in the State of Indiana.

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

National Flood Program. Operating as Wright Flood, Wright National Flood Insurance Company (“WNFIC”) is an insurance carrier. This business consists of policies written pursuant to the NFIP, the program administered by FEMA and excess flood insurance policies, which are fully reinsured, thereby substantially eliminating WNFIC’s exposure to underwriting risk, given that these policies are backed by either FEMA or a reinsurance carrier with an AM Best Company rating of “A” or better.
Wholesale Brokerage Segment
At December 31, 2017, our Wholesale Brokerage Segment employed 1,256 full-time equivalent employees. Our Wholesale Brokerage Segment markets and sells excess and surplus commercial insurance products and services to retail insurance agencies (including Brown & Brown retail offices). The Wholesale Brokerage Segment offices represent various U.S. and U.K. surplus lines insurance companies. Additionally, certain offices are also Lloyd’s of London correspondents. The Wholesale Brokerage Segment also represents admitted insurance companies for purposes of affording access to such companies for smaller agencies that otherwise do not have access to large insurance company representation. Excess and surplus insurance products encompass many insurance coverages, including personal lines, homeowners, yachts, jewelry, commercial property and casualty, commercial automobile, garage, restaurant, builder’s risk and inland marine lines. Difficult-to-insure general liability and products liability coverages are a specialty, as is excess workers’ compensation coverage. Wholesale brokers solicit business through mailings and direct contact with retail agency representatives. During 2017, commissions and fees from our largest Wholesale Brokerage Segment customer represented approximately 0.9% of the Wholesale Brokerage Segment’s total commissions and fees.
Services Segment
At December 31, 2017, our Services Segment employed 924 full-time equivalent employees and provided a wide range of insurance-related services.
Below are brief descriptions of the businesses within the Services Segment.

The Advocator Group, LLC (“The Advocator Group”) and Social Security Advocates for the Disabled LLC (“SSAD”) assist individuals throughout the United States who are seeking to establish eligibility for coverage under the federal Social Security Disability program and provides health plan selection and enrollment assistance for Medicare beneficiaries. These two businesses work closely with employer sponsored group life, disability and health plan participants to assist disabled employees in receiving the education, advocacy and benefit coordination assistance necessary to achieve the fastest possible benefit approvals. In addition, The Advocator Group also provides second injury fund recovery services to the workers’ compensation insurance market.

American Claims Management (“ACM”) provides third-party administration (“TPA”) services to both the commercial and personal property and casualty insurance markets on a nationwide basis, and provides claims adjusting, administration, subrogation, litigation and data management services to insurance companies, self-insureds, public municipalities, insurance brokers and corporate entities. ACM services also include managed care, claim investigations, field adjusting and audit services. Approximately 72% of ACM’s 2017 net revenues were derived from various Arrowhead programs in our National Programs Segment, with the remainder generated from third parties.

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

Protect Professionals Claims Management (“PPCM”) provides third-party administration (“TPA”) services to professional liability insurance markets on a nationwide basis. PPCM’s services include claims adjusting, administration, litigation and data management for professional programs for CPAs, dentists, lawyers, and physicians administered by our National Programs Segment.
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
In 2017, our four largest contracts represented approximately 25.0% of fees revenues in our Services Segment.
Employees
At December 31, 2017, the Company had 8,491 full-time equivalent employees. For the purposes of measuring full-time equivalent employees, those working more than 30 hours per week are counted as a full-time equivalent employee and those working less than 30 hours per week are counted as half of a full-time equivalent employee. We have agreements with our sales employees and certain other employees that include provisions: (1) protecting our confidential information and trade secrets, (2) restricting their ability post-employment to solicit the business of our customers, and (3) preventing the hiring of our employees for a period of time after separation from employment with us. The enforceability of such agreements varies from state to state depending upon applicable law and factual circumstances. The majority of our employment relationships are at-will and terminable by either party at any time; however, the covenants regarding confidential information and non-solicitation of our customers and employees generally extend for a period of at least two years after cessation of employment.
None of our employees are subject to a collective bargaining agreement and we consider our relations with our employees to be good.
Competition
The insurance intermediary business is highly competitive, and numerous firms actively compete with us for customers and insurance markets. Competition in the insurance business is largely based upon innovation, knowledge, terms and conditions of coverage, quality of service and price. A number of firms and banks with substantially greater resources and market presence compete with us.
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
ITEM 1A. Risk Factors.
Our business, financial condition, results of operations and cash flows are subject to, and could be materially adversely affected by, various risks and uncertainties, including, without limitation, those set forth below, any one of which could cause our actual results to vary materially from recent results or our anticipated future results. We present these risk factors grouped by category, and the risks factors contained in each respective category are presented in order of their relative priority to us.
Risks Related to Our Business
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
In addition, we could be adversely affected if we fail to adequately plan for the succession of our senior leaders and key executives. While we have succession plans in place and we have employment arrangements with certain key executives, these do not guarantee that the services of these executives will continue to be available to us. Although we operate with a decentralized management system, the loss of our senior managers or other key personnel, or our inability to continue to identify, recruit and retain such personnel, could materially and adversely affect our business, results of operations and financial condition.
OUR GROWTH STRATEGY DEPENDS, IN PART, ON THE ACQUISITION OF OTHER INSURANCE INTERMEDIARIES, WHICH MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS IN THE FUTURE OR WHICH, IF CONSUMMATED, MAY NOT BE ADVANTAGEOUS TO US.
Our growth strategy partially includes the acquisition of other insurance intermediaries. Our ability to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into our operations, and expand into new markets requires us to implement and continuously improve our operations and our financial and management information systems. Integrated, acquired businesses may not achieve levels of revenues or profitability comparable to our existing operations, or otherwise perform as expected. In addition, we compete for acquisition and expansion opportunities with firms and banks that have substantially greater resources than we do. Acquisitions also involve a number of special risks, such as: diversion of management’s attention; difficulties in the integration of acquired operations and retention of personnel; increase in expenses and working capital requirements, which could reduce our return on invested capital; entry into unfamiliar markets or lines of business; unanticipated problems or legal liabilities; estimation of the acquisition earn-out payables; and tax and accounting issues, some or all of which could have a material adverse effect on our results of operations, financial condition and cash flows. Post-acquisition deterioration of targets could also result in lower or negative earnings contribution and/or goodwill impairment charges.
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
For the year ended December 31, 2017, no insurance company accounted for more than 5.0% of our total core commissions. For the years ended December 31, 2016 and 2015, approximately 6.0% and 7.3%, respectively, of our total core commissions was derived from insurance policies underwritten by one insurance company. Should this insurance company seek to terminate its arrangements with us or to otherwise decrease the number of insurance policies underwritten it writes for us, we believe that other insurance companies are available to underwrite the business, and we could likely move our business to one of these other insurance companies, although some additional expense and loss of market share could possibly result.
BECAUSE OUR BUSINESS IS HIGHLY CONCENTRATED IN ARIZONA, CALIFORNIA, FLORIDA, GEORGIA, ILLINOIS, INDIANA, KENTUCKY, MASSACHUSETTS, MICHIGAN, NEW JERSEY, NEW YORK, NORTH CAROLINA, OREGON, PENNSYLVANIA, TEXAS, VIRGINIA AND WASHINGTON, ADVERSE ECONOMIC CONDITIONS, NATURAL DISASTERS, OR REGULATORY CHANGES IN THESE STATES COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.
A significant portion of our business is concentrated in Arizona, California, Florida, Georgia, Illinois, Indiana, Kentucky Massachusetts, Michigan, New Jersey, New York, North Carolina, Oregon, Pennsylvania, Texas, Virginia and Washington. For the years ended December 31, 2017, 2016 and 2015, we derived $1,677.2 million or 89.1%, $1,568.0 million or 88.8% and $1,458.5 million or 87.8%, of our revenue, respectively, from our operations located in these states. We believe the current regulatory environment for insurance intermediaries in these states is no more restrictive than in other states. The insurance business is primarily a state-regulated industry, and therefore, state legislatures may enact laws that adversely affect the insurance industry. Because our business is concentrated in the states identified above, we face greater exposure to unfavorable changes in regulatory conditions in those states than insurance intermediaries whose operations are more diversified through a greater number of states. In addition, the occurrence of adverse economic conditions, natural or other disasters, or other circumstances specific to or otherwise significantly impacting these states could adversely affect our financial condition, results of operations and cash flows. We are susceptible to losses and interruptions caused by hurricanes (particularly in Florida, where we have 41 offices and our headquarters, as well as in Texas, where we have 10 offices and Hurricane Harvey made landfall in August 2017), earthquakes (including in California, where we have 23 offices), power shortages, telecommunications failures, water shortages, floods, fire, extreme weather conditions, geopolitical events such as terrorist acts and other natural or man-made disasters. Our insurance coverage with respect to natural disasters is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate, or may not continue to be available at commercially reasonable rates and terms.
OUR CORPORATE CULTURE HAS CONTRIBUTED TO OUR SUCCESSS, AND IF WE CANNOT MAINTAIN THIS CULTURE, OR IF WE EXPERIENCE A CHANGE IN MANAGEMENT, MANAGEMENT PHILOSOPHY, OR BUSINESS STRATEGY, OUR BUSINESS MAY BE HARMED.
We believe that a significant contributor to our success has been our corporate culture as a lean, decentralized, highly competitive, profit-oriented sales and service organization.  As we grow, including from the integration of employees and businesses acquired in connection with previous or future acquisitions, we may find it difficult to maintain important aspects of our corporate culture, which could negatively affect our profitability and/or our ability to retain and recruit people of the highest integrity and quality who are essential to our future success.  We may face pressure to change our culture as we grow, particularly if we experience difficulties in attracting competent personnel who are willing to embrace our culture.  In addition, as our organization grows and we are required to implement more complex organizational structures, or if we experience a change in management, management philosophy, or business strategy, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture, such as decentralization, which could negatively impact our future success.

IF WE FAIL TO COMPLY WITH THE COVENANTS CONTAINED IN CERTAIN OF OUR AGREEMENTS, OUR LIQUIDITY, RESULTS OF OPERATIONS AND FINANCIAL CONDITION MAY BE ADVERSELY AFFECTED.
The credit agreements that govern our debt contain various covenants and other limitations with which we must comply. At December 31, 2017, we believe we were in compliance with the financial covenants and other limitations contained in each of these agreements. However, failure to comply with material provisions of our covenants in these agreements or other credit or similar agreements to which we may become a party could result in a default, rendering them unavailable to us and causing a material adverse effect on our liquidity, results of operations and financial condition. In the event of certain defaults, the lenders thereunder would not be required to lend any additional amounts to or purchase any additional notes from us and could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable. If the indebtedness under these agreements or our other indebtedness, were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.
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
RAPID TECHNOLOGICAL CHANGE MAY REQUIRE ADDITIONAL RESOURCES AND TIME TO ADEQUATELY RESPOND TO DYNAMICS, WHICH MAY ADVERSELY AFFECT OUR BUSINESS AND OPERATING RESULTS.
Frequent technological changes, new products and services and evolving industry standards are influencing the insurance business. The Internet, for example, is increasingly used to securely transmit benefits and related information to customers and to facilitate business-to-business information exchange and transactions.
We are continuously taking steps to upgrade and expand our information systems capabilities. Maintaining, protecting and enhancing these capabilities to keep pace with evolving industry and regulatory standards, and changing customer preferences, requires an ongoing commitment of significant resources. If the information we rely upon to run our businesses was found to be inaccurate or unreliable or if we fail to effectively maintain our information systems and data integrity, we could experience operational disruptions, regulatory or other legal problems, increases in operating expenses, loss of existing customers, difficulty in attracting new customers, or suffer other adverse consequences.
We are currently underway with a multi-year plan to upgrade many of our technology platforms and anticipate investing a total of $30 million to $40 million, which will have an impact on our operating margins and cash flow during this period. We have not determined, however, if additional resources and time for development and implementation may be required, which if required, may result in short-term, unexpected interruptions or impacts to our business, or may result in a competitive disadvantage in price and/or efficiency, as we develop or implement new technologies.
Our technological development projects may not deliver the benefits we expect once they are completed, or may be replaced or become obsolete more quickly than expected, which could result in the accelerated recognition of expenses. If we do not effectively and efficiently manage and upgrade our technology portfolio regularly, or if the costs of doing so are higher than we expect, our ability to provide competitive services to new and existing customers in a cost-effective manner and our ability to implement our strategic initiatives could be adversely impacted.

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
OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY MAY BE MATERIALLY ADVERSELY AFFECTED BY CERTAIN ACTUAL AND POTENTIAL CLAIMS, REGULATORY ACTIONS AND PROCEEDINGS.
We are subject to various actual and potential claims, regulatory actions and other proceedings including those relating to alleged errors and omissions in connection with the placement or servicing of insurance and/or the provision of services in the ordinary course of business, of which we cannot, and likely will not be able to, predict the outcome with certainty. Because we often assist customers with matters involving substantial amounts of money, including the placement of insurance and the handling of related claims that customers may assert, errors and omissions claims against us may arise alleging potential liability for all or part of the amounts in question. Also, the failure of an insurer with whom we place business could result in errors and omissions claims against us by our customers, which could adversely affect our results of operations and financial condition. Claimants may seek large damage awards, and these claims may involve potentially significant legal costs, including punitive damages. Such claims, lawsuits and other proceedings could, for example, include claims for damages based upon allegations that our employees or sub-agents failed to procure coverage, report claims on behalf of customers, provide insurance companies with complete and accurate information relating to the risks being insured or appropriately apply funds that we hold for our customers on a fiduciary basis. In addition, given the long-tail nature of professional liability claims, errors and omissions matters can relate to matters dating back many years. Where appropriate, we have established provisions against these potential matters that we believe to be adequate in the light of current information and legal advice, and we adjust such provisions from time to time according to developments.
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
Although we are not currently experiencing any limitation of access to our revolving credit facility (which matures in 2022) and are not aware of any issues impacting the ability or willingness of our lenders under such facility to honor their commitments to extend us credit, the failure of a lender could adversely affect our ability to borrow on that facility, which over time could negatively impact our ability to consummate significant acquisitions or make other significant capital expenditures. Tightening conditions in the credit markets in future years could adversely affect the availability and terms of future borrowings or renewals or refinancing.
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
CERTAIN OF OUR EXISTING SHAREHOLDERS HAVE SIGNIFICANT CONTROL OF THE COMPANY.
At December 31, 2017, our executive officers, directors and certain of their family members collectively beneficially owned approximately 17.1% of our outstanding common stock, of which J. Hyatt Brown, our Chairman, and his son, J. Powell Brown, our President and Chief Executive Officer, beneficially owned approximately 16.3%. As a result, our executive officers, directors and certain of their family members have significant influence over (1) the election of our Board of Directors, (2) the approval or disapproval of any other matters requiring shareholder approval and (3) our affairs and policies.
WE HAVE OPERATIONS INTERNATIONALLY, WHICH MAY RESULT IN A NUMBER OF ADDITIONAL RISKS AND REQUIRE MORE MANAGEMENT TIME AND EXPENSE THAN OUR DOMESTIC OPERATIONS TO ACHIEVE OR MAINTAIN PROFITABILITY.
We have operations in the United Kingdom, Bermuda, Canada and the Cayman Islands. In the future, we intend to continue to consider additional international expansion opportunities. Our international operations may be subject to a number of risks, including:
•Difficulties in staffing and managing foreign operations;

•
Less flexible employee relationships, which may make it difficult and expensive to terminate employees and which limits our ability to prohibit employees from competing with us after their employment ceases;

•Political and economic instability (including acts of terrorism and outbreaks of war);
•Coordinating our communications and logistics across geographic distances and multiple time zones;
•Unexpected changes in regulatory requirements and laws;

•	Adverse trade policies, and adverse changes to any of the policies of either the U.S. or any of the foreign jurisdictions in which we operate;
•Adverse changes in tax rates;
•Variations in foreign currency exchange rates;
•Legal or political constraints on our ability to maintain or increase prices;
•Governmental restrictions on the transfer of funds to us from our operations outside the United States; and

•	Burdens of complying with a wide variety of labor practices and foreign laws, including those relating to export and import duties, environmental policies and privacy issues.
Risks Related to Our Industry
OUR CURRENT MARKET SHARE MAY DECREASE AS A RESULT OF DISINTERMEDIATION WITHIN THE INSURANCE INDUSTRY, INCLUDING INCREASED COMPETITION FROM INSURANCE COMPANIES, TECHNOLOGY COMPANIES AND THE FINANCIAL SERVICES INDUSTRY, AS WELL AS THE SHIFT AWAY FROM TRADITIONAL INSURANCE MARKETS.
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

CURRENT U.S. ECONOMIC CONDITIONS MAY ADVERSELY AFFECT OUR BUSINESS.
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
OUR BUSINESS, AND THEREFORE OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION, MAY BE ADVERSELY AFFECTED BY CONDITIONS THAT RESULT IN REDUCED INSURER CAPACITY.
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
Profit-sharing contingent commissions are special revenue-sharing commissions paid by insurance companies based upon the profitability, volume and/or growth of the business placed with such companies during the prior year. These commissions generally have been in the range of 3.0% to 4.0% of our previous year’s total core commissions and fees over the last three years. Due to, among other things, potentially poor macroeconomic conditions, the inherent uncertainty of loss in our industry and changes in underwriting criteria due in part to the high loss ratios experienced by insurance companies, we cannot predict the payment of these profit-sharing contingent commissions. Further, we have no control over the ability of insurance companies to estimate loss reserves, which affects our ability to make profit-sharing calculations. Override commissions are paid by insurance companies based upon the volume of business that we place with them and are generally paid over the course of the year. Because profit-sharing contingent commissions and override commissions materially affect our revenues, any decrease in their payment to us could adversely affect our results of operations, profitability and our financial condition.
WE COULD INCUR SUBSTANTIAL LOSSES FROM OUR CASH AND INVESTMENT ACCOUNTS IF ONE OF THE FINANCIAL INSTITUTIONS THAT WE USE FAILS OR IS TAKEN OVER BY THE U.S. FEDERAL DEPOSIT INSURANCE CORPORATION (“FDIC”).
We maintain cash and investment balances, including restricted cash held in premium trust accounts, at various depository institutions in amounts that are significantly in excess of the limits insured by the FDIC. If one or more of the depository institutions with which we maintain significant cash balances were to fail or be taken over by the FDIC, our ability to access these funds might be temporarily or permanently limited, and we could face material liquidity problems and potential material financial losses.
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
WE COMPETE IN A HIGHLY-REGULATED INDUSTRY, WHICH MAY RESULT IN INCREASED EXPENSES OR RESTRICTIONS ON OUR OPERATIONS.
We conduct business in each of the fifty states of the United States of America and are subject to comprehensive regulation and supervision by government agencies in each of those states. The primary purpose of such regulation and supervision is to provide safeguards for policyholders rather than to protect the interests of our shareholders, and it is difficult to anticipate how changes in such regulation would be implemented and enforced. As a result, such regulation and supervision could reduce our profitability or growth by increasing compliance costs, restricting the products or services we may sell, the markets we may enter, the methods by which we may sell our products and services, or the prices we may charge for our services and the form of compensation we may accept from our customers, carriers and third parties. The laws of the various state jurisdictions establish supervisory agencies with broad administrative powers with respect to, among other things, licensing of entities to transact business, licensing of agents, admittance of assets, regulating premium rates, approving policy forms, regulating unfair trade and claims practices, establishing reserve requirements and solvency standards, requiring participation in guarantee funds and shared market mechanisms, and restricting payment of dividends. Also, in response to perceived excessive cost or inadequacy of available insurance, states have from time to time created state insurance funds and assigned risk pools, which compete directly, on a subsidized basis, with private insurance providers. We act as agents and brokers for such state insurance funds and assigned risk pools in California and New York as well as certain other states. These state funds and pools could choose to reduce the sales or brokerage commissions we receive. Any such reductions, in a state in which we have substantial operations could affect the profitability of our operations in such state, or cause us to change our marketing focus. Further, state insurance regulators and the National Association of Insurance Commissioners continually re-examine existing laws and regulations, and such re-examination may result in the enactment of insurance-related laws and regulations, or the issuance of interpretations thereof, that adversely affect our business. Certain federal financial services modernization legislation could lead to additional federal regulation of the insurance industry in the coming years, which could result in increased expenses or restrictions on our operations. Other legislative developments that could adversely affect us include: changes in our business compensation model as a result of regulatory developments (for example, the Affordable Care Act); and federal and state governments establishing programs to provide health insurance or, in certain cases, property insurance in catastrophe-prone areas or other alternative market types of coverage, that compete with, or completely replace, insurance products offered by insurance carriers. Also, as climate change issues become more prevalent, the U.S. and foreign governments are beginning to respond to these issues. This increasing governmental focus on climate change may result in new environmental regulations that may negatively affect us and our customers. This could cause us to incur additional direct costs in complying with any new environmental regulations, as well as increased indirect costs resulting from our customers incurring additional compliance costs that get passed on to us. These costs may adversely impact our results of operations and financial condition.
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
WE ARE EXPOSED TO INTANGIBLE ASSET RISK; SPECIFICALLY, OUR GOODWILL MAY BECOME IMPAIRED IN THE FUTURE.
As of the date of the filing of our Annual Report on Form 10-K for the 2017 fiscal year, we have $2,716.1 million of goodwill recorded on our Consolidated Balance Sheet. We perform a goodwill impairment test on an annual basis and whenever events or changes in circumstances indicate that the carrying value of our goodwill may not be recoverable from estimated future cash flows. We completed our most recent evaluation of impairment for goodwill as of November 30, 2017 and determined that the fair value of goodwill exceeded the carrying value of such assets. A significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate or slower growth rates could result in the need to perform an additional impairment analysis prior to the next annual goodwill impairment test. If we were to conclude that a future write-down of our goodwill is necessary, we would then record the appropriate charge, which could result in material charges that are adverse to our operating results and financial position. See Note 1-“Summary of Significant Accounting Policies” and Note 3-“Goodwill” to the Consolidated Financial Statements and “Management’s Report on Internal Control Over Financial Reporting.”
Additionally, the carrying value of amortizable intangible assets attributable to each business or asset group comprising the Company is periodically reviewed by management to determine if there are events or changes in circumstances that would indicate that its carrying amount may not be recoverable. Accordingly, if there are any such circumstances that occur during the year, we assess the carrying value of our amortizable intangible assets by considering the estimated future undiscounted cash flows generated by the corresponding business or asset group. Any impairment identified through this assessment may require that the carrying value of related amortizable intangible assets be adjusted; however, no impairments have been recorded for the years ended December 31, 2017, 2016 and 2015.

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
Risks Related to Investing in our Securities
OUR CREDIT RATINGS ARE SUBJECT TO CHANGE.
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
ITEM 1B. Unresolved Staff Comments.
None.
ITEM 2. Properties.
We lease our executive offices, which are located at 220 South Ridgewood Avenue, Daytona Beach, Florida 32114. We lease offices at each of our 242 locations. We own an airplane hangar in Daytona Beach, Florida, which sits upon land leased from Volusia County, Florida. There are no outstanding mortgages on this owned property. Our operating leases expire on various dates. These leases generally contain renewal options and rent escalation clauses based upon increases in the lessors’ operating expenses and other charges. We expect that most leases will be renewed or replaced upon expiration. We believe that our facilities are suitable and adequate for present purposes, and that the productive capacity in such facilities is substantially being utilized. From time to time, we may have unused space and seek to sublet such space to third parties, depending on the demand for office space in the locations involved. In the future, we may need to purchase, build or lease additional facilities to meet the requirements projected in our long-term business plan. See Note 13 to the Consolidated Financial Statements for additional information on our lease commitments.
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

	High	Low	Cash Dividends Per Common Share
2016
First Quarter	$35.91	$28.41	$0.12
Second Quarter	$37.49	$34.23	$0.12
Third Quarter	$38.11	$35.81	$0.12
Fourth Quarter	$45.62	$36.05	$0.14
2017
First Quarter	$45.77	$41.68	$0.14
Second Quarter	$44.57	$41.10	$0.14
Third Quarter	$48.97	$42.30	$0.14
Fourth Quarter	$52.42	$48.07	$0.15
On February 23, 2018, there were 137,800,585 shares of our common stock outstanding, held by approximately 1,245 shareholders of record.
We intend to continue to pay quarterly dividends, subject to capital availability and determination by our Board of Directors that cash dividends continue to be in the best interests of our shareholders. Our dividend policy may be affected by, among other items, our views on potential future capital requirements, including those relating to the creation and expansion of sales distribution channels and investments and acquisitions, legal risks, stock repurchase programs and challenges to our business model.
 Equity Compensation Plan Information
The following table sets forth information as of December 31, 2017, with respect to compensation plans under which the Company’s equity securities are authorized for issuance:

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))(3)
Equity compensation plans approved by shareholders:
Brown & Brown, Inc. 2000 Incentive Stock Option Plan	N/A	N/A	—
Brown & Brown, Inc. 2010 Stock Incentive Plan	N/A	N/A	4,197,920	(4)
Brown & Brown, Inc. 1990 Employee Stock Purchase Plan	N/A	N/A	4,151,251
Brown & Brown, Inc. Performance Stock Plan	N/A	N/A	—
Total	N/A	N/A	8,349,171
Equity compensation plans not approved by shareholders	—	—	—

(1)
In addition to the number of securities listed in this column, 3,252,040 shares are issuable upon the vesting of restricted stock granted under the Brown & Brown, Inc. Performance Stock Plan and the Brown & Brown, Inc. 2010 Stock Incentive Plan, which represents the maximum number of shares that can vest based upon the achievement of certain performance criteria.

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

(4)
The payout for 634,091 shares of our outstanding performance-based restricted stock grants may be increased up to 200% of the target or decreased to zero, subject to the level of performance attained. The amount reflected in the table is calculated assuming the maximum payout for all restricted stock grants.

Sales of Unregistered Securities
We did not sell any unregistered securities during 2017.
Issuer Purchases of Equity Securities
On July 18, 2014, the Company’s Board of Directors authorized the repurchase of up to $200.0 million of its shares of common stock, and on July 20, 2015, the Company’s Board of Directors authorized the repurchase of up to an additional $400.0 million of the Company’s outstanding common stock. Under the authorization from the Company’s Board of Directors, shares may be purchased from time to time, at the Company’s discretion and subject to the availability of stock, market conditions, the trading price of the stock, alternative uses for capital, the Company’s financial performance and other potential factors. These purchases may be carried out through open market purchases, block trades, accelerated share repurchase plans of up to $100.0 million each (unless otherwise approved by the Board of Directors), negotiated private transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.
Between May 18, 2017 and July 14, 2017, the Company made share repurchases in the open market in total of 348,460 shares at a total cost of $14.9 million.
On August 14, 2017, the Company entered into accelerated share repurchase agreement ("ASR") with an investment bank to purchase an aggregate $50.0 million of the Company's common stock. As part of the ASR, the company received an initial delivery of 967,888 shares of the Company’s common stock with a fair market value of approximately $42.5 million. Upon maturity of the program, the Company received 108,288 shares, relieving the remaining balance of $7.5 million at settlement on October 16, 2017 for a total delivery of 1,076,176 shares of the Company's common stock.
On November 14, 2017, the Company entered into an ASR with an investment bank to purchase an aggregate $75.0 million of the Company's common stock. As part of the ASR, the company received an initial delivery of 1,290,486 shares of the Company's common stock with a fair market value of approximately $63.8 million. Upon maturity of the program, the Company received 168,227 shares, relieving the remaining balance of $11.2 million at settlement on February 9, 2018 for a total delivery of 1,458,713 shares of the Company's common stock.
During 2014, the Company repurchased 2,384,760 shares at an average price per share of $31.46 for a total cost of $75.0 million under the original share repurchase authorization from the Board of Directors on July 18, 2014. During 2015, the Company repurchased 5,408,819 shares at an average price per share of $32.35 for a total cost of $175.0 million under the current share repurchase authorization, while exhausting the previous authorization of $200.0 million from the Board of Directors in 2014. During 2016, the Company repurchased 209,618 shares at an average price per share of $36.53 for a total cost of $7.7 million under the current share repurchase authorization. At December 31, 2017, the remaining amount authorized by our Board of Directors for share repurchases was $238.7 million. Under the authorized repurchase programs, the Company has repurchased a total of approximately 10.7 million shares for an aggregate cost of approximately $386.3 million between 2014 and 2017.

The following table presents information with respect to our purchases of our common stock during the three months ended December 31, 2017.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2017 to October 31, 2017	1,799	$49.38	—	$302,453,029
November 1, 2017 to November 30, 2017	1,295,819	49.40	1,290,486	238,703,029
December 1, 2017 to December 31, 2017	1,232	51.50	—	238,703,029
Total	1,298,850	$49.40	1,290,486	$238,703,029
(1) With the exception of 1,290,486 shares purchased in an ASR transaction, all other shares reported above are attributable to shares withheld for employees’ payroll withholding taxes pertaining to the vesting of restricted shares awarded under our Performance Stock Plan and Incentive Stock Option Plan.
Performance Graph
The following graph is a comparison of five-year cumulative total shareholder returns for our common stock as compared with the cumulative total shareholder return for the NYSE Composite Index, and a group of peer insurance broker and agency companies (Aon plc, Arthur J. Gallagher & Co, Marsh & McLennan Companies, and Willis Towers Watson Public Limited Company). The returns of each company have been weighted according to such companies’ respective stock market capitalizations as of December 31, 2012 for the purposes of arriving at a peer group average. The total return calculations are based upon an assumed $100 investment on December 31, 2012, with all dividends reinvested.

	12/12	12/13	12/14	12/15	12/16	12/17
Brown & Brown, Inc.	100.00	124.74	132.41	130.98	185.09	214.61
NYSE Composite	100.00	126.06	134.62	129.40	144.72	171.65
Peer Group	100.00	142.91	157.73	156.96	185.44	228.52

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Brown & Brown, Inc., the NYSE Composite Index, and a PeerGroup

$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
12/12
12/13
12/14
12/15
12/16
12/17
Brown & Brown, Inc.
NYSE Composite
Peer Group

*100 invested on 12/31/12 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31

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

(in thousands, except per share data, number of employees and percentages	Year Ended December 31
	2017	2016	2015	2014	2013
REVENUES
Commissions and fees	$1,857,270	$1,762,787	$1,656,951	$1,567,460	$1,355,503
Investment income	1,626	1,456	1,004	747	638
Other income, net	22,451	2,386	2,554	7,589	7,138
Total revenues	1,881,347	1,766,629	1,660,509	1,575,796	1,363,279
EXPENSES
Employee compensation and benefits	994,652	925,217	856,952	811,112	705,603
Other operating expenses	283,470	262,872	251,055	235,328	195,677
(Gain)/loss on disposal	(2,157)	(1,291)	(619)	47,425	—
Amortization	85,446	86,663	87,421	82,941	67,932
Depreciation	22,698	21,003	20,890	20,895	17,485
Interest	38,316	39,481	39,248	28,408	16,440
Change in estimated acquisition earn-out payables	9,200	9,185	3,003	9,938	2,533
Total expenses	1,431,625	1,343,130	1,257,950	1,236,047	1,005,670
Income before income taxes	449,722	423,499	402,559	339,749	357,609
Income taxes	50,092	166,008	159,241	132,853	140,497
Net income	$399,630	$257,491	$243,318	$206,896	$217,112
EARNINGS PER SHARE INFORMATION
Net income per share - diluted	$2.81	$1.82	$1.70	$1.41	$1.48
Weighted-average number of shares outstanding - diluted	138,793	137,804	140,112	142,891	142,624
Dividends declared per share	$0.56	$0.50	$0.45	$0.41	$0.37
YEAR-END FINANCIAL POSITION
Total assets(1)	$5,747,550	$5,262,734	$4,979,844	$4,931,027	$3,620,232
Long-term debt(2)	$856,141	$1,018,372	$1,071,618	$1,142,948	$379,171
Total shareholders’ equity	$2,582,699	$2,360,211	$2,149,776	$2,113,745	$2,007,141
Total shares outstanding at year end	138,105	140,104	138,985	143,486	145,419
OTHER INFORMATION
Number of full-time equivalent employees at year end	8,491	8,297	7,807	7,591	6,992
Total revenues per average number of employees(3)	$224,130	$219,403	$215,679	$216,114	$203,020
Stock price at year end	$51.46	$44.86	$32.10	$32.91	$31.39
Stock price earnings multiple at year-end(4)	18.3	24.6	18.9	23.3	21.2
Return on beginning shareholders’ equity(5)	17%	12%	12%	10%	12%

(1)	Years 2016 to 2013 have been restated to reflect the adoption of ASU No. 2015-17, “Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”).

(2)	Please refer to Part I, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 8 “Long-Term Debt” for more details.

(3)	Represents total revenues divided by the average of the number of full-time equivalent employees at the beginning of the year and the number of full-time equivalent employees at the end of the year.

(4)	Stock price at year-end divided by net income per share diluted.

(5)	Represents net income divided by total shareholders’ equity as of the beginning of the year.

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
We have increased revenues every year from 1993 to 2017, with the exception of 2009, when our revenues dropped 1.0%. Our revenues grew from $95.6 million in 1993 to $1.9 billion in 2017, reflecting a compound annual growth rate of 13.2%. In the same 24-year period, we increased net income from $8.1 million to $399.6 million in 2017, a compound annual growth rate of 17.6%.
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
The term “Organic Revenue”, a non-GAAP measure, is our core commissions and fees less (i) the core commissions and fees earned for the first twelve months by newly-acquired operations and (ii) divested business (core commissions and fees generated from offices, books of business or niches sold or terminated during the comparable period). The term “core commissions and fees” excludes profit-sharing contingent commissions and guaranteed supplemental commissions, and therefore represents the revenues earned directly from specific insurance policies sold, and specific fee-based services rendered. “Organic Revenue” is reported in this manner in order to express the current year’s core commissions and fees on a comparable basis with the prior year’s core commissions and fees. The resulting net change reflects the aggregate changes attributable to (i) net new and lost accounts, (ii) net changes in our customers’ exposure units, (iii) net changes in insurance premium rates or the commission rate paid to us by our carrier partners, and (iv) the net change in fees paid to us by our customers. Organic Revenue is reported in the “Results of Operations - Segment Information” of this Form 10-K.
We also earn “profit-sharing contingent commissions,” which are profit-sharing commissions based primarily on underwriting results, but which may also reflect considerations for volume, growth and/or retention. These commissions are primarily received in the first and second quarters of each year, based upon the aforementioned considerations for the prior year(s). Over the last three years, profit-sharing contingent commissions have averaged approximately 3.2% of the previous year’s total commissions and fees. Profit-sharing contingent commissions are included in our total commissions and fees in the Consolidated Statement of Income in the year received.
Certain insurance companies offer guaranteed fixed-base agreements, referred to as “Guaranteed Supplemental Commissions” (“GSCs”) in lieu of profit-sharing contingent commissions. Since GSCs are not subject to the uncertainty of loss ratios, they are accrued throughout the year based upon actual premiums written. For the year ended December 31, 2017, we had earned $10.4 million of GSCs, of which $8.5 million remained accrued at December 31, 2017 as most of this will be collected in the first quarter of 2018. For the years ended December 31, 2017, 2016, and 2015, we earned $10.4 million, $11.5 million and $10.0 million, respectively, from GSCs.
Fee revenues relate to fees negotiated in lieu of commissions, which are recognized as services are rendered. Fee revenues have historically been generated primarily by: (1) our Services Segment, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare Set-aside services, Social Security disability and Medicare benefits advocacy services, and claims adjusting services, (2) our National Programs and Wholesale Brokerage Segments, which earn fees primarily for the issuance of insurance policies on behalf of insurance companies and to a lesser extent (3) our Retail Segment in our large-account customer base. Our services are provided over a period of time, which is typically one year. Fee revenues as a percentage of our total commissions and fees, represented 31.5% in 2017, 31.3% in 2016 and 30.6% in 2015.
Additionally, our profit-sharing contingent commissions and GSCs for the year ended December 31, 2017 decreased by $2.9 million over 2016 primarily as a result of a decrease in profit-sharing contingent commissions and GSCs in the Retail and Wholesale Brokerage Segments as a result of increased loss ratios and lower premium rates, partially offset by an increase in profit-sharing contingent commissions and GSCs in the National Programs Segment. Other income increased by $20.1 million primarily as a result of a legal settlement recognized in the first quarter of 2017.

For the years ended December 31, 2017 and 2016, our commissions and fees growth rate was 5.4% and 6.4%, respectively, and our consolidated organic revenue growth rate was 4.4% and 3.0%, respectively. Additionally, each of our four segments recorded positive organic revenue growth for the year ended December 31, 2017. In the event that the gradual increases in insurable exposure units that occurred in the past few years continues through 2018 and premium rate changes are similar with 2017, we believe we will continue to see positive quarterly organic revenue growth rates in 2018.
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
Income before income taxes for the year ended December 31, 2017 increased over 2016 by $26.2 million, primarily as a result of a legal settlement recorded in the first quarter of 2017 and net new business and acquisitions completed in the past twelve months.
Information Regarding Non-GAAP Measures
In the discussion and analysis of our results of operations, in addition to reporting financial results in accordance with GAAP, we provide information regarding the following non-GAAP measures: Organic Revenue, organic revenue growth, and organic revenue growth rate. We view each of these non-GAAP measures as important indicators when assessing and evaluating our performance on a consolidated basis and for each of our segments because they allow us to determine a comparable, but non-GAAP, measurement of revenue growth that is associated with the revenue sources that were a part of our business in both the current and prior year and that are expected to continue in the future.  These measures are not in accordance with, or an alternative to the GAAP information provided in this Annual Report on Form 10-K. We believe that presenting these non-GAAP measures allows readers of our financial statements to measure, analyze and compare our consolidated growth, the growth of each of our segments, and certain aspects of our operating performance from period to period in a meaningful and consistent manner that may not be otherwise apparent on a GAAP basis. Our industry peers may provide similar supplemental non-GAAP information with respect to one or more of these measures, although they may not use the same or comparable terminology and may not make identical adjustments.  This supplemental financial information should be considered in addition to, not in lieu of, our Consolidated Financial Statements.
Tabular reconciliations of this supplemental non-GAAP financial information to our most comparable GAAP information are contained in this Annual Report on Form 10-K under “Results of Operation - Segment Information.”
Acquisitions
Part of our business strategy is to attract high-quality insurance intermediaries to join our operations. From 1993 through the fourth quarter of 2017, we acquired 490 insurance intermediary operations, excluding acquired books of business (customer accounts). During the year ended December 31, 2017, the Company acquired the assets and assumed certain liabilities of eleven insurance intermediaries and one book of business (customer accounts). Collectively, these acquired business that had annualized revenues of approximately $17.5 million.
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
We believe that of our significant accounting and reporting policies, the more critical policies include our accounting for revenue recognition, business combinations and purchase price allocations, intangible asset impairments, non-cash stock-based compensation and reserves for litigation. In particular, the accounting for these areas requires significant use of judgment to be made by management. Different assumptions in the application of these policies could result in material changes in our consolidated financial position or consolidated results of operations. Refer to Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” for a discussion of the impacts for adopting Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606).
Revenue Recognition
Commission revenues are recognized as of the effective date of the insurance policy or the date on which the policy premium is processed into our systems and invoiced to the customer, whichever is later. Commission revenues related to installment billings are recognized on the later of the date effective or invoiced, with the exception of our Arrowhead business which follows a policy of recognizing on the later of the date effective or processed into our systems regardless of the billing arrangement. Management determines the policy cancellation reserve based upon historical cancellation experience adjusted in accordance with known circumstances. Subsequent commission adjustments are recognized upon our receipt of notification from insurance companies concerning matters necessitating such adjustments. Profit-sharing contingent commissions are recognized when determinable, which is generally when such commissions are received from insurance companies, or periodically when we receive formal notification of the amount of such payments. Fee revenues, and commissions for employee benefits coverages and workers’ compensation programs, are recognized as services are rendered. Please see Note 1 in the “Notes to Consolidated Financial Statements” for changes to our revenue recognition policies that are effective January 1, 2018 as prescribed by new accounting pronouncements.
Business Combinations and Purchase Price Allocations
We have acquired significant intangible assets through acquisitions of businesses. These assets generally consist of purchased customer accounts, non-compete agreements, and the excess of purchase prices over the fair value of identifiable net assets acquired (goodwill). The determination of estimated useful lives and the allocation of purchase price to intangible assets requires significant judgment and affects the amount of future amortization and possible impairment charges.
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
Acquisition purchase prices are typically based upon a multiple of average annual operating profit or core revenue earned over a one to three-year period within a minimum and maximum price range. The recorded purchase prices for all acquisitions consummated after January 1, 2009 include an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations are recorded in the Consolidated Statement of Income when changes to the expected performance of the associated business are realized.
The fair value of earn-out obligations is based upon the present value of the expected future payments to be made to the sellers of the acquired businesses in accordance with the provisions contained in the respective purchase agreements. In determining fair value, the acquired business’s future performance is estimated using financial projections developed by management for the acquired business, and this estimate reflects market participant assumptions regarding revenue growth and/or profitability. The expected future payments are estimated on the basis of the earn-out formula and performance targets specified in each purchase agreement compared to the associated financial projections. These estimates are then discounted to a present value using a risk-adjusted rate that takes into consideration the likelihood that the forecasted earn-out payments will be made.
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
Management assesses the recoverability of our goodwill and our amortizable intangibles and other long-lived assets annually and whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Any of the following factors, if present, may trigger an impairment review: (i) a significant underperformance relative to historical or projected future operating results, (ii) a significant negative industry or economic trend, and (iii) a significant decline in our market capitalization. If the recoverability of these assets is unlikely because of the existence of one or more of the above-referenced factors, an impairment analysis is performed. Management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these assets. If these estimates or related assumptions change in the future, we may be required to revise the assessment and, if appropriate, record an impairment charge. We completed our most recent evaluation of impairment for goodwill as of November 30, 2017 and determined that the fair value of goodwill exceeded the carrying value of such assets. Additionally, there have been no impairments recorded for amortizable intangible assets for the years ended December 31, 2017, 2016 and 2015.

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
During the first quarter of 2018, the performance conditions for 130,172 shares of the Company’s common stock granted under the Company’s Stock Incentive Plan were determined by the Compensation Committee to have been satisfied relative to performance-based grants issued in 2013. These grants had a performance measurement period that concluded on December 31, 2017.  The vesting condition for these grants requires continuous employment for a period of up to ten years from the January 2013 grant date in order for the awarded shares to become fully vested and nonforfeitable.  As a result of the awarding of these shares, the grantees will be eligible to receive payments of dividends and exercise voting privileges after the awarding date, and the awarded shares will be included as issued and outstanding common stock shares and included in the calculation of basic and diluted EPS.
Litigation and Claims
We are subject to numerous litigation claims that arise in the ordinary course of business. If it is probable that a liability has been incurred at the date of the financial statements and the amount of the loss is estimable, an accrual for the costs to resolve these claims is recorded in accrued expenses in the accompanying Consolidated Financial Statements. Professional fees related to these claims are included in other operating expenses in the accompanying Consolidated Statement of Income as incurred. Management, with the assistance of in-house and outside counsel, determines whether it is probable that a liability has been incurred and estimates the amount of loss based upon analysis of individual issues. New developments or changes in settlement strategy in dealing with these matters may significantly affect the required reserves and affect our net income.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015
The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Consolidated Financial Statements and related Notes.
Financial information relating to our Consolidated Financial Results is as follows:

(in thousands, except percentages)	2017	% Change	2016	% Change	2015
REVENUES
Core commissions and fees	$1,794,714	5.7%	$1,697,308	6.4%	$1,595,218
Profit-sharing contingent commissions	52,186	(3.4)%	54,000	4.4%	51,707
Guaranteed supplemental commissions	10,370	(9.7)%	11,479	14.5%	10,026
Commissions and fees	1,857,270	5.4%	1,762,787	6.4%	1,656,951
Investment income	1,626	11.7%	1,456	45.0%	1,004
Other income, net	22,451	NMF	2,386	(6.6)%	2,554
Total revenues	1,881,347	6.5%	1,766,629	6.4%	1,660,509
EXPENSES
Employee compensation and benefits	994,652	7.5%	925,217	8.0%	856,952
Other operating expenses	283,470	7.8%	262,872	4.7%	251,055
(Gain)/loss on disposal	(2,157)	67.1%	(1,291)	108.6%	(619)
Amortization	85,446	(1.4)%	86,663	(0.9)%	87,421
Depreciation	22,698	8.1%	21,003	0.5%	20,890
Interest	38,316	(3.0)%	39,481	0.6%	39,248
Change in estimated acquisition earn-out payables	9,200	0.2%	9,185	NMF	3,003
Total expenses	1,431,625	6.6%	1,343,130	6.8%	1,257,950
Income before income taxes	449,722	6.2%	423,499	5.2%	402,559
Income taxes	50,092	(69.8)%	166,008	4.2%	159,241
NET INCOME	$399,630	55.2%	$257,491	5.7%	$243,318
Organic revenue growth rate(1)	4.4%		3.0%		2.6%
Employee compensation and benefits relative to total revenues	52.9%		52.4%		51.6%
Other operating expenses relative to total revenues	15.1%		14.9%		15.1%
Capital expenditures	$24,192		$17,765		$18,375
Total assets at December 31	$5,747,550		$5,262,734		$4,979,844

(1) A non-GAAP measure
NMF = Not a meaningful figure
Commissions and Fees
Commissions and fees, including profit-sharing contingent commissions and GSCs for 2017, increased $94.5 million to $1,857.3 million, or 5.4% over 2016. Core commissions and fees for 2017 increased $97.4 million, of which approximately $27.7 million represented core commissions and fees from agencies acquired since 2016 that had no comparable revenues. After accounting for divested business of $4.9 million, the remaining net increase of $74.6 million represented net new business, which reflects an organic revenue growth rate of 4.4% for core commissions and fees. Profit-sharing contingent commissions and GSCs for 2017 decreased by $2.9 million, or 4.5%, compared to the same period in 2016. The net decrease of $2.9 million was mainly driven by a decrease in profit-sharing contingent commissions and GSCs in the Retail and Wholesale Brokerage Segments, as a result of increased loss ratios and lower premium rates, which was partially offset by an increase in profit-sharing contingent commissions and GSCs in the National Programs Segment.
Commissions and fees, including profit-sharing contingent commissions and GSCs for 2016, increased $105.8 million to $1,762.8 million, or 6.4% over 2015. Core commissions and fees in 2016 increased $102.1 million, of which approximately $61.7 million represented core commissions and fees from agencies acquired since 2015 that had no comparable revenues. After accounting for divested business of $6.6 million, the remaining net increase of $47.0 million represented net new business, which reflects an organic revenue growth rate of 3.0% for core commissions and fees. Profit-sharing contingent commissions and GSCs for 2016 increased by $3.7 million, or 6.1%, compared to the same period in 2015. The net increase of $3.7 million was mainly driven by an increase in profit-sharing contingent commissions and GSCs in the Retail Segment, which was partially offset by a decrease in profit-sharing contingent commissions in the Wholesale Brokerage Segment as a result of increased loss ratios.
Investment Income
Investment income increased to $1.6 million in 2017, compared with $1.5 million in 2016 and increased to $1.5 million in 2016, compared with $1.0 million in 2015. The increases in both years are due to additional interest income driven by higher average invested cash balances accompanied by higher effective earned rates of interest.
Other Income, Net
Other income for 2017 was $22.5 million, compared with $2.4 million in 2016 and $2.6 million in 2015. Other income consists primarily of legal settlements and other miscellaneous income. In 2017, $20.0 million of other income was recognized as a result of a legal settlement in the first quarter of 2017.
Employee Compensation and Benefits
Employee compensation and benefits expense increased 7.5%, or $69.4 million, in 2017 over 2016. This increase included $11.1 million of compensation costs related to stand-alone acquisitions that had no comparable costs in the same period of 2016. Therefore, employee compensation and benefits expense attributable to those offices that existed in the same time periods of 2017 and 2016 increased by $58.3 million or 6.4%. This underlying employee compensation and benefits expense increase was primarily related to (i) higher bonuses due to increased revenue and operating profit as well as the additional cost associated with the Retail Segment’s performance incentive plan introduced in 2017, (ii) an increase in producer commissions driven by new and renewed business, (iii) an increase in non-cash stock-based compensation expense due to forfeiture credits recognized in 2016, and (iv) increased staff salaries attributable to salary inflation and higher volumes in portions of our business. Employee compensation and benefits expense as a percentage of total revenues was 52.9% for 2017 as compared to 52.4% for the year ended December 31, 2016.
Employee compensation and benefits expense increased 8.0%, or $68.3 million, in 2016 over 2015. This increase included $23.3 million of compensation costs related to stand-alone acquisitions that had no comparable costs in the same period of 2015. Therefore, employee compensation and benefits expense attributable to those offices that existed in the same time periods of 2016 and 2015 increased by $45.0 million or 5.2%. This underlying employee compensation and benefits expense increase was primarily related to (i) higher producer commissions driven by new and renewed business, (ii) increased staff salaries that included some severance cost, (iii) increased bonuses due to higher revenue and operating profit, (iv) increased cost of health insurance, and (v) an increase in non-cash stock-based compensation expense due to forfeiture credits recognized in 2015. Employee compensation and benefits expense as a percentage of total revenues was 52.4% for 2016 as compared to 51.6% for the year ended December 31, 2015.
Other Operating Expenses
Other operating expenses in 2017 increased 7.8%, or $20.6 million, over 2016, of which $3.3 million was related to acquisitions that had no comparable costs in the same period of 2016. The other operating expenses for those offices that existed in the same periods in both 2017 and 2016 increased by $17.3 million or 6.6%, which was primarily attributable to (i) higher data processing costs related to our multi-year technology investment program, (ii) the receipt of certain premium tax refunds by our National Flood Program business in 2016, and (iii) professional fees at our National Programs Division. Other operating expenses as a percentage of total revenues was 15.1% in 2017, 14.9% in 2016 and 15.1% in 2015.
As a percentage of total revenues, other operating expenses represented 14.9% in 2016 and 15.1% in 2015. Other operating expenses in 2016 increased $11.8 million, or 4.7%, over 2015, of which $9.5 million was related to acquisitions that had no comparable costs in the same period of 2015. The other operating expenses for those offices that existed in the same periods in both 2016 and 2015, increased by $2.3 million or 0.9%, which was primarily attributable to higher data processing costs related to our multi-year technology investment program, partially offset by the receipt of certain premium tax refunds by our National Flood Program business.
Gain or Loss on Disposal
The Company recognized gains on disposal of $2.2 million, $1.3 million and $0.6 million in 2017, 2016 and 2015, respectively. The change in the gain on disposal was due to activity associated with book of business sales. Although we are not in the business of selling customer accounts, we periodically sell an office or a book of business (one or more customer accounts) that we believe does not produce reasonable margins or demonstrate a potential for growth, or because doing so is in the Company’s best interest.

Amortization
Amortization expense decreased $1.2 million, or 1.4%, in 2017, and decreased $0.8 million, or 0.9%, in 2016. These decreases are as a result of certain intangibles becoming fully amortized or otherwise written off as part of disposed businesses, both of which were partially offset with amortization of new intangibles from recently acquired businesses.
Depreciation
Depreciation expense increased $1.7 million, or 8.1%, in 2017 and remained flat in 2016 as compared to 2015. The increase in 2017 is due primarily to the addition of fixed assets resulting from capital projects related to our multi-year technology investment program and other business initiatives in 2017, while the stable level of expense in 2016 versus 2015 reflected capital additions approximately equal to the value of prior capital additions that became fully depreciated.
Interest Expense
Interest expense decreased $1.2 million, or 3.0%, in 2017, and increased $0.2 million, or 0.6% in 2016. The decrease in 2017 was due primarily to having less total debt outstanding. The increase in 2016 was primarily due to an increase in floating interest rates related to the outstanding debt balance on the Credit Facility term loan.
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
As of December 31, 2017, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820-Fair Value Measurement. The resulting net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the years ended December 31, 2017, 2016 and 2015 were as follows:

(in thousands)	2017	2016	2015
Change in fair value of estimated acquisition earn-out payables	$6,874	$6,338	$13
Interest expense accretion	2,326	2,847	2,990
Net change in earnings from estimated acquisition earn-out payables	$9,200	$9,185	$3,003
For the years ended December 31, 2017, 2016 and 2015, the fair value of estimated earn-out payables was re-evaluated and increased by $6.9 million, $6.3 million and $13.0 thousand, respectively, which resulted in charges to the Consolidated Statement of Income.
As of December 31, 2017, the estimated acquisition earn-out payables equaled $36.2 million, of which $25.1 million was recorded as accounts payable and $11.1 million was recorded as other non-current liability. As of December 31, 2016, the estimated acquisition earn-out payables equaled $63.8 million, of which $31.8 million was recorded as accounts payable and $32.0 million was recorded as other non-current liability.
Income Taxes
The effective tax rate on income from operations was 11.1% in 2017, 39.2% in 2016, and 39.6% in 2015. The decrease in the effective tax rate for 2017 was primarily driven by the revaluation of deferred tax liabilities as described in Part II, Note 9 “Income Taxes,” in addition to adoption of FASB Accounting Standards Update 2016-09, “Improvements to Employee Share Based Payment Accounting” (“ASU 2016-09”) in the first quarter of 2017. ASU 2016-09, which requires upon vesting of stock-based compensation, any tax implications be treated as a discrete credit to the income tax expense in the quarter of vesting, amends guidance issued in Accounting Standards Codification (“ASC”) Topic 718, Compensation - Stock Compensation. The decrease in the effective tax rate for 2016 is driven by several permanent tax differences along with the apportionment of taxable income in the states where we operate.

RESULTS OF OPERATIONS — SEGMENT INFORMATION
As discussed in Note 15 of the Notes to Consolidated Financial Statements, we operate four reportable segments: Retail, National Programs, Wholesale Brokerage and Services. On a segmented basis, changes in amortization, depreciation and interest expenses generally result from activity associated with acquisitions. Likewise, other income in each segment reflects net gains primarily from legal settlements and miscellaneous income. As such, in evaluating the operational efficiency and leverage of a segment, management focuses on the organic revenue growth rate of core commissions and fees, the ratio of total employee compensation and benefits to total revenues, and the ratio of other operating expenses to total revenues.
The reconciliation of total commissions and fees, included in the Consolidated Statement of Income, to Organic Revenue for the years ended December 31, 2017 and 2016 is as follows:

	For the Year Ended December 31,
(in thousands)	2017	2016
Commissions and fees	$1,857,270	$1,762,787
Less profit-sharing contingent commissions	52,186	54,000
Less guaranteed supplemental commissions	10,370	11,479
Core commissions and fees	1,794,714	1,697,308
Less acquisition revenues	27,739	—
Less divested businesses	—	4,912
Organic Revenue	$1,766,975	$1,692,396
The organic revenue growth rates for the year ended December 31, 2017, by Segment, are as follows:

2017	Retail(1)		National Programs		Wholesale Brokerage		Services		Total
(in thousands, except percentages)	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Commissions and fees	$942,039	$916,084	$479,017	$447,808	$271,141	$242,813	$165,073	$156,082	$1,857,270	$1,762,787
Total change	$25,955		$31,209		$28,328		$8,991		$94,483
Total growth %	2.8%		7.0%		11.7%		5.8%		5.4%
Contingent commissions	23,377	25,207	20,123	17,306	8,686	11,487	—	—	52,186	54,000
GSCs	9,108	9,787	31	23	1,231	1,669	—	—	10,370	11,479
Core commissions and fees	$909,554	$881,090	$458,863	$430,479	$261,224	$229,657	$165,073	$156,082	$1,794,714	$1,697,308
Acquisition revenues	8,151	—	2,296	—	16,442	—	850	—	27,739	—
Divested business	—	4,838	—	277	—	—	—	(203)	—	4,912
Organic Revenue(2)	$901,403	$876,252	$456,567	$430,202	$244,782	$229,657	$164,223	$156,285	$1,766,975	$1,692,396
Organic revenue growth(2)	$25,151		$26,365		$15,125		$7,938		$74,579
Organic revenue growth %(2)	2.9%		6.1%		6.6%		5.1%		4.4%

(1)
The Retail Segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 15 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2)	A non-GAAP financial measure.

The reconciliation of total commissions and fees, included in the Consolidated Statement of Income, to Organic Revenue for the years ended December 31, 2016 and 2015, is as follows:

	For the Year Ended December 31,
(in thousands)	2016	2015
Commissions and fees	$1,762,787	$1,656,951
Less profit-sharing contingent commissions	54,000	51,707
Less guaranteed supplemental commissions	11,479	10,026
Core commissions and fees	1,697,308	1,595,218
Less acquisition revenues	61,713	—
Less divested businesses	—	6,669
Organic Revenue	$1,635,595	$1,588,549
The organic revenue growth rates for the year ended December 31, 2016, by Segment, are as follows:

2016	Retail(1)		National Programs		Wholesale Brokerage		Services		Total
(in thousands, except percentages)	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Commissions and fees	$916,084	$866,465	$447,808	$428,473	$242,813	$216,638	$156,082	$145,375	$1,762,787	$1,656,951
Total change	$49,619		$19,335		$26,175		$10,707		$105,836
Total growth %	5.7%		4.5%		12.1%		7.4%		6.4%
Contingent commissions	25,207	22,051	17,306	15,558	11,487	14,098	—	—	54,000	51,707
GSCs	9,787	8,291	23	30	1,669	1,705	—	—	11,479	10,026
Core commissions and fees	$881,090	$836,123	$430,479	$412,885	$229,657	$200,835	$156,082	$145,375	$1,697,308	$1,595,218
Acquisition revenues	31,151	—	1,680	—	20,164	—	8,718	—	61,713	—
Divested business	—	1,926	—	1,296	—	—	—	3,447	—	6,669
Organic Revenue(2)	$849,939	$834,197	$428,799	$411,589	$209,493	$200,835	$147,364	$141,928	$1,635,595	$1,588,549
Organic revenue growth(2)	$15,742		$17,210		$8,658		$5,436		$47,046
Organic revenue growth %(2)	1.9%		4.2%		4.3%		3.8%		3.0%

(1)
The Retail Segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 15 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2)	A non-GAAP financial measure.
The reconciliation of total commissions and fees, included in the Consolidated Statement of Income, to Organic Revenue for the years ended December 31, 2015 and 2014, is as follows:

	For the Year Ended December 31,
(in thousands)	2015	2014
Commissions and fees	$1,656,951	$1,567,460
Less profit-sharing contingent commissions	51,707	57,706
Less guaranteed supplemental commissions	10,026	9,851
Core commissions and fees	1,595,218	1,499,903
Less acquisition revenues	76,632	—
Less divested businesses	—	19,336
Organic Revenue	$1,518,586	$1,480,567

Segment results for 2014 have been recast to reflect the current year segmental structure. Certain reclassifications have been made to the prior year amounts reported in this Annual Report on Form 10-K in order to conform to the current year presentation.
The organic revenue growth rates for the year ended December 31, 2015, by Segment, are as follows:

2015	Retail(1)		National Programs		Wholesale Brokerage		Services		Total
(in thousands, except percentages)	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Commissions and fees	$866,465	$822,140	$428,473	$397,326	$216,638	$211,512	$145,375	$136,482	$1,656,951	$1,567,460
Total change	$44,325		$31,147		$5,126		$8,893		$89,491
Total growth %	5.4%		7.8%		2.4%		6.5%		5.7%
Contingent commissions	22,051	21,616	15,558	20,822	14,098	15,268	—	—	51,707	57,706
GSCs	8,291	7,730	30	21	1,705	2,100	—	—	10,026	9,851
Core commissions and fees	$836,123	$792,794	$412,885	$376,483	$200,835	$194,144	$145,375	$136,482	$1,595,218	$1,499,903
Acquisition revenues	35,644	—	38,519	—	2,469	—	—	—	76,632	—
Divested business	—	3,291	—	8,811	—	6,887	—	347	—	19,336
Organic Revenue(2)	$800,479	$789,503	$374,366	$367,672	$198,366	$187,257	$145,375	$136,135	$1,518,586	$1,480,567
Organic revenue growth(2)	$10,976		$6,694		$11,109		$9,240		$38,019
Organic revenue growth %(2)	1.4%		1.8%		5.9%		6.8%		2.6%

(1)
The Retail Segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 15 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2)	A non-GAAP financial measure.

Retail Segment
The Retail Segment provides a broad range of insurance products and services to commercial, public and quasi-public, professional and individual insured customers. Approximately 87.3% of the Retail Segment’s commissions and fees is commission based. Because a significant portion of our operating expenses are not correlated to changes in commissions on insurance premiums, a significant portion of any fluctuation in the commissions we receive, net of related producer compensation, will result in a similar fluctuation in our income before income taxes, unless we make incremental investments or modifications to the costs in the organization.
Financial information relating to our Retail Segment is as follows:

(in thousands, except percentages)	2017	% Change	2016	% Change	2015
REVENUES
Core commissions and fees	$909,762	3.2%	$881,729	5.3%	$837,420
Profit-sharing contingent commissions	23,377	(7.3)%	25,207	14.3%	22,051
Guaranteed supplemental commissions	9,108	(6.9)%	9,787	18.0%	8,291
Commissions and fees	942,247	2.8%	916,723	5.6%	867,762
Investment income	8	(78.4)%	37	(57.5)%	87
Other income, net	1,205	86.5%	646	(74.1)%	2,497
Total revenues	943,460	2.8%	917,406	5.4%	870,346
EXPENSES
Employee compensation and benefits	515,477	6.0%	486,303	6.3%	457,351
Other operating expenses	147,084	0.5%	146,286	6.4%	137,519
(Gain)/loss on disposal	(2,311)	79.0%	(1,291)	7.0%	(1,207)
Amortization	42,164	(3.0)%	43,447	(3.8)%	45,145
Depreciation	5,210	(15.8)%	6,191	(5.6)%	6,558
Interest	31,133	(18.5)%	38,216	(6.9)%	41,036
Change in estimated acquisition earn-out payables	8,087	(21.1)%	10,253	NMF	2,006
Total expenses	746,844	2.4%	729,405	6.0%	688,408
Income before income taxes	$196,616	4.6%	$188,001	3.3%	$181,938
Organic revenue growth rate(1)	2.9%		1.9%		1.4%
Employee compensation and benefits relative to total revenues	54.6%		53.0%		52.5%
Other operating expenses relative to total revenues	15.6%		15.9%		15.8%
Capital expenditures	$4,494		$5,951		$6,797
Total assets at December 31	$4,255,515		$3,854,393		$3,507,476

(1) A non-GAAP measure
NMF = Not a meaningful figure
The Retail Segment’s total revenues in 2017 increased 2.8%, or $26.1 million, over the same period in 2016, to $943.5 million. The $28.0 million increase in core commissions and fees was driven by the following: (i) $24.6 million related to net new business, (ii) approximately $8.2 million related to the core commissions and fees from acquisitions that had no comparable revenues in the same period of 2016, and (iii) an offsetting decrease of $4.8 million related to commissions and fees from businesses divested in 2016 and 2017. Profit-sharing contingent commissions and GSCs in 2017 decreased 7.2%, or $2.5 million, over 2016, to $32.5 million. The Retail Segment’s growth rate for total commissions and fees was 2.8% and the organic revenue growth rate was 2.9% for 2017. The organic growth rate was driven by increased new business and higher retention during the preceding twelve months, along with continued increases in commercial auto and employee benefits rates and underlying exposure unit values that drive insurance premiums.
Income before income taxes for 2017 increased 4.6%, or $8.6 million, over the same period in 2016, to $196.6 million. The primary factors affecting this increase were: (i) the net increase in revenue as described above, (ii) offset by a 6.0%, or $29.2 million, increase in employee compensation and benefits, due primarily to the year-on-year impact of salary inflation, additional teammates to support revenue growth and the incremental investment in our performance incentive plan, (iii) operating expenses which increased by $0.8 million, or 0.5%, primarily due to our multi-year technology investment program and increased value-added consulting services to support our customers; offset by (iv) a reduction in the change in estimated acquisition earn-out payables of $2.2 million, or 21.1%, to $8.1 million, and (v) a combined decrease in amortization, depreciation and intercompany interest expense of $9.3 million.
The Retail Segment’s total revenues in 2016 increased 5.4%, or $47.1 million, over the same period in 2015, to $917.4 million. The $44.3 million increase in core commissions and fees was driven by the following: (i) approximately $31.2 million related to core commissions and fees from acquisitions that had no comparable revenues in the same period of 2015, (ii) $15.7 million related to net new business, and (iii) an offsetting decrease of $2.6 million related to commissions and fees recorded from business divested in 2015 and 2016. Profit-sharing contingent commissions and GSCs in 2016 increased 15.3%, or $4.7 million, over 2015, to $35.0 million. The Retail Segment’s growth rate for total commissions and fees was 5.6%, and the organic revenue growth rate was 1.9% for 2016, which were driven by revenue from net new business written during the preceding twelve months along with modest increases in commercial auto rates and underlying exposure unit values that drive insurance premiums, and partially offset by rate reductions in most lines of coverage, other than commercial auto, with the most pronounced declines realized for insurance premium rates for properties in catastrophe-prone areas.
Income before income taxes for 2016 increased 3.3%, or $6.1 million, over the same period in 2015, to $188.0 million. This growth in income before income taxes was negatively impacted by $10.3 million in expense associated with the change in estimated acquisition earn-out payables, an increase of $8.2 million over the same period in 2015. Other factors affecting this increase were: (i) the net increase in revenue as described above, (ii) a 6.3%, or $29.0 million increase in employee compensation and benefits due primarily to the year-on-year impact of new teammates related to acquisitions completed in the past twelve months and to a lesser extent continued investment in producers and other staff to support current and future expected organic revenue growth, and (iii) operating expenses which increased by $8.8 million, or 6.4%, primarily due to increased value-added consulting services to support our customers and increases in office rent expense, offset by a combined decrease in amortization, depreciation and intercompany interest expense of $4.9 million.

National Programs Segment
The National Programs Segment manages over 51 programs supported by approximately 40 well-capitalized carrier partners. In most cases, the insurance carriers that support the programs have delegated underwriting and, in many instances, claims-handling authority to our programs operations. These programs are generally distributed through a nationwide network of independent agents and Brown & Brown retail agents, and offer targeted products and services designed for specific industries, trade groups, professions, public entities and market niches. The National Programs Segment operations can be grouped into five broad categories: Professional Programs, Personal Lines Programs, Commercial Programs, Public Entity-Related Programs and the National Flood Program. The National Programs Segment’s revenue is primarily commission based.
Financial information relating to our National Programs Segment is as follows:

(in thousands, except percentages)	2017	% Change	2016	% Change	2015
REVENUES
Core commissions and fees	$458,863	6.6%	$430,479	4.3%	$412,885
Profit-sharing contingent commissions	20,123	16.3%	17,306	11.2%	15,558
Guaranteed supplemental commissions	31	34.8%	23	(23.3)%	30
Commissions and fees	479,017	7.0%	447,808	4.5%	428,473
Investment income	384	(38.9)%	628	199.0%	210
Other income, net	412	NMF	80	56.9%	51
Total revenues	479,813	7.0%	448,516	4.6%	428,734
EXPENSES
Employee compensation and benefits	201,816	5.6%	191,199	4.6%	182,854
Other operating expenses	97,988	16.9%	83,822	(2.7)%	86,157
(Gain)/loss on disposal	99	—%	—	(100.0)%	458
Amortization	27,277	(2.3)%	27,920	(2.0)%	28,479
Depreciation	6,325	(19.6)%	7,868	8.5%	7,250
Interest	35,561	(22.3)%	45,738	(17.9)%	55,705
Change in estimated acquisition earn-out payables	786	NMF	207	31.0%	158
Total expenses	369,852	3.7%	356,754	(1.2)%	361,061
Income before income taxes	$109,961	19.8%	$91,762	35.6%	$67,673
Organic revenue growth rate(1)	6.1%		4.2%		1.8%
Employee compensation and benefits relative to total revenues	42.1%		42.6%		42.6%
Other operating expenses relative to total revenues	20.4%		18.7%		20.1%
Capital expenditures	$5,936		$6,977		$6,001
Total assets at December 31	$3,267,486		$2,711,378		$2,503,537

(1) A non-GAAP measure
NMF = Not a meaningful figure
The National Programs Segment’s total revenues in 2017 increased 7.0%, or $31.3 million, over 2016, to a total $479.8 million. The $28.4 million increase in core commissions and fees was driven by the following: (i) 26.4 million related to net new business, (ii) an increase of approximately $2.3 million related to core commissions and fees from acquisitions that had no comparable revenues in 2016 offset by (iii) a decrease of $0.3 million related to commissions and fees recorded in 2016 from businesses since divested. Profit-sharing contingent commissions and GSCs were $20.2 million in 2017, which was an increase of $2.8 million over 2016, which was primarily driven by the improved loss experience of our carrier partners.
The National Programs Segment’s growth rate for total commissions and fees was 7.0% and the organic revenue growth rate was 6.1% for 2017. This organic revenue growth rate was mainly due to increased flood claims revenues and our new core commercial program with QBE. Growth in these businesses was partially offset by certain programs that have been affected by certain carriers changing their risk appetite for new or existing programs or lower premium rates for certain lines of business.
Income before income taxes for 2017 increased 19.8%, or $18.2 million, from the same period in 2016, to $110.0 million. The increase is the result of a lower intercompany interest charge of $10.2 million, along with leveraging revenue growth of $31.3 million.

The National Programs Segment’s total revenues in 2016 increased 4.6%, or $19.8 million, over 2015, to a total of $448.5 million. The $17.6 million increase in core commissions and fees was driven by the following: (i) $17.2 million related to net new business, (ii) an increase of approximately $1.7 million related to core commissions and fees from acquisitions that had no comparable revenues in 2015; offset by (iii) a decrease of $1.3 million related to commissions and fees recorded in 2015 from businesses since divested. Profit-sharing contingent commissions and GSCs were $17.3 million in 2016, which was an increase of $1.7 million over 2015, which was primarily driven by the improved loss experience of our carrier partners.
The National Programs Segment’s growth rate for total commissions and fees was 4.5% and the organic revenue growth rate was 4.2% for 2016. This organic revenue growth rate was mainly due to increased flood claims revenues and the on-boarding of net new customers by our lender-placed coverage program. Growth in these businesses was partially offset by certain programs that have been affected by lower rates and certain carriers changing their risk appetite for new or existing programs.
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
Financial information relating to our Wholesale Brokerage Segment is as follows:

(in thousands, except percentages)	2017	% Change	2016	% Change	2015
REVENUES
Core commissions and fees	$261,224	13.7%	$229,657	14.4%	$200,835
Profit-sharing contingent commissions	8,686	(24.4)%	11,487	(18.5)%	14,098
Guaranteed supplemental commissions	1,231	(26.2)%	1,669	(2.1)%	1,705
Commissions and fees	271,141	11.7%	242,813	12.1%	216,638
Investment income	—	(100.0)%	4	(97.3)%	150
Other income, net	596	108.4%	286	37.5%	208
Total revenues	271,737	11.8%	243,103	12.0%	216,996
EXPENSES
Employee compensation and benefits	138,297	13.5%	121,863	16.4%	104,692
Other operating expenses	44,665	6.0%	42,139	22.6%	34,379
(Gain)/loss on disposal	—	—%	—	(100.0)%	(385)
Amortization	11,456	6.1%	10,801	10.9%	9,739
Depreciation	1,885	(4.6)%	1,975	(7.8)%	2,142
Interest	6,263	57.5%	3,976	NMF	891
Change in estimated acquisition earn-out payables	327	NMF	(274)	(133.0)%	830
Total expenses	202,893	12.4%	180,480	18.5%	152,288
Income before income taxes	$68,844	9.9%	$62,623	(3.2)%	$64,708
Organic revenue growth rate(1)	6.6%		4.3%		5.9%
Employee compensation and benefits relative to total revenues	50.9%		50.1%		48.2%
Other operating expenses relative to total revenues	16.4%		17.3%		15.8%
Capital expenditures	$1,836		$1,301		$3,084
Total assets at December 31	$1,260,239		$1,108,829		$895,782

(1) A non-GAAP measure
NMF = Not a meaningful figure
The Wholesale Brokerage Segment’s total revenues for 2017 increased 11.8%, or $28.6 million, over 2016, to $271.7 million. The $31.6 million net increase in core commissions and fees was driven by the following: (i) $16.5 million related to the core commissions and fees from acquisitions that had no comparable revenues in 2016, and (ii) $15.1 million related to net new business. Profit-sharing contingent commissions and GSCs for 2017 decreased $3.2 million over 2016, to $9.9 million. This decrease was driven by higher loss ratios experienced for several carriers, and partially offset by profit-sharing contingent commissions received from acquisitions that had no comparable profit-sharing contingent commissions in 2016. The Wholesale Brokerage Segment’s growth rate for total commissions and fees was 11.7%, and the organic revenue growth rate was 6.6% for 2017, which were driven by net new business and modest increases in exposure units that were partially offset by significant contraction in insurance premium rates for catastrophe-prone properties during the first half of the year, which moderated in the latter part of the year.
Income before income taxes for 2017 increased 9.9%, or $6.2 million, over 2016, to $68.8 million, primarily due to the following: (i) the net increase in revenue as described above, offset by (ii) an increase in employee compensation and benefits of $16.4 million, of which $10.4 million was related to acquisitions that had no comparable compensation and benefits in the same period of 2016, with the remainder related to additional teammates to support increased transaction volumes and compensation increases for existing teammates, (iii) a decrease in profit from lower profit-sharing contingent commissions and GSCs, (iv) a net $2.5 million increase in operating expenses, of which $3.1 million was related to acquisitions that had no comparable expenses in the same period of 2016 and (v) higher intercompany interest charges related to acquisitions completed in the previous year.

The Wholesale Brokerage Segment’s total revenues for 2016 increased 12.0%, or $26.1 million, over 2015, to $243.1 million. The $28.8 million net increase in core commissions and fees was driven by the following: (i) $20.2 million related to the core commissions and fees from acquisitions that had no comparable revenues in 2016, (ii) $8.7 million related to net new business; and (iii) an offsetting decrease of $0.1 million related to commissions and fees recorded in 2015 from businesses divested in the past year. Profit-sharing contingent commissions and GSCs for 2016 decreased $2.6 million over 2015, to $13.2 million. This decrease was driven by an increase in loss ratios for one carrier. The Wholesale Brokerage Segment’s growth rate for total commissions and fees was 12.1%, and the organic revenue growth rate was 4.3% for 2016, which were driven by net new business and modest increases in exposure units, partially offset by significant contraction in insurance premium rates for catastrophe-prone properties and to a lesser extent all other lines of coverage.
Income before income taxes for 2016, decreased 3.2%, or $2.1 million, over 2015, to $62.6 million, primarily due to the following: (i) the net increase in revenue as described above, offset by, (ii) an increase in employee compensation and benefits of $17.2 million, of which $10.8 million was related to acquisitions that had no comparable compensation and benefits in the same period of 2015, with the remainder related to additional teammates to support increased transaction volumes, (iii) a decrease in profit from lower profit-sharing contingent commissions and GSCs, (iv) a $7.8 million increase in operating expenses, of which $3.2 million was related to acquisitions that had no comparable expenses in the same period of 2015 and (v) higher intercompany interest charge related to acquisitions completed in the previous year.

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
Financial information relating to our Services Segment is as follows:

(in thousands, except percentages)	2017	% Change	2016	% Change	2015
REVENUES
Core commissions and fees	$165,073	5.8%	$156,082	7.4%	$145,375
Profit-sharing contingent commissions	—	—%	—	—%	—
Guaranteed supplemental commissions	—	—%	—	—%	—
Commissions and fees	165,073	5.8%	156,082	7.4%	145,375
Investment income	299	5.7%	283	NMF	42
Other income, net	—	—%	—	(100.0)%	(52)
Total revenues	165,372	5.8%	156,365	7.6%	145,365
EXPENSES
Employee compensation and benefits	80,944	2.7%	78,804	2.2%	77,094
Other operating expenses	44,205	3.0%	42,908	19.0%	36,057
(Gain)/loss on disposal	55	—%	—	(100.0)%	515
Amortization	4,548	1.4%	4,485	11.6%	4,019
Depreciation	1,600	(14.9)%	1,881	(5.4)%	1,988
Interest	3,522	(28.8)%	4,950	(17.1)%	5,970
Change in estimated acquisition earn-out payables	—	(100.0)%	(1,001)	NMF	9
Total expenses	134,874	2.2%	132,027	5.1%	125,652
Income before income taxes	$30,498	25.3%	$24,338	23.5%	$19,713
Organic revenue growth rate(1)	5.1%		3.8%		6.8%
Employee compensation and benefits relative to total revenues	48.9%		50.4%		53.0%
Other operating expenses relative to total revenues	26.7%		27.4%		24.8%
Capital expenditures	$1,033		$656		$1,088
Total assets at December 31	$399,240		$371,645		$285,459

(1) A non-GAAP measure
NMF = Not a meaningful figure
The Services Segment’s total revenues for 2017 increased 5.8%, or $9.0 million, over 2016, to $165.4 million. The $9.0 million increase in core commissions and fees was driven primarily by the following: (i) $7.9 million related to net new business, (ii) $0.9 million related to the core commissions and fees from acquisitions that had no comparable revenues in the same period of 2016, and (iii) an increase of $0.2 million related to commissions and fees recorded in 2016 from business since divested. The Services Segment’s growth rate for total commissions and fees was 5.8%, and the organic revenue growth rate was 5.1% for 2017, primarily driven by our claims offices that handle catastrophe claims.
Income before income taxes for 2017 increased 25.3%, or $6.2 million, over 2016, to $30.5 million due to a combination of: (i) new business realized across most of our businesses, (ii) our claims offices that handled catastrophe claims, (iii) the continued efficient operation of our businesses, and (iv) lower intercompany interest charges.
The Services Segment’s total revenues for 2016 increased 7.6%, or $11.0 million, over 2015, to $156.4 million. The $10.7 million increase in core commissions and fees was driven primarily by the following: (i) $8.7 million related to the core commissions and fees from acquisitions that had no comparable revenues in the same period of 2015, (ii) $5.4 million related to net new business, and (iii) partially offset by a decrease of $3.4 million related to commissions and fees recorded in 2015 from business since divested. The Services Segment’s growth rate for total commissions and fees was 7.4% and the organic revenue growth rate was 3.8% for 2016, primarily driven by our claims.

Income before income taxes for 2016 increased 23.5%, or $4.6 million, over 2015, to $24.3 million due to a combination of: (i) the acquisition of SSAD, (ii) our claims office that handled catastrophe claims, (iii) the continued efficient operation of our businesses, and (iv) lower intercompany interest charges.
Other
As discussed in Note 15 of the Notes to Consolidated Financial Statements, the “Other” column in the Segment Information table includes any income and expenses not allocated to reportable segments, and corporate-related items, including the intercompany interest expense charges to reporting segments.
LIQUIDITY AND CAPITAL RESOURCES
The Company seeks to maintain a conservative balance sheet and liquidity profile. Our capital requirements to operate as an insurance intermediary are low and we have been able to grow and invest in our business principally through cash that has been generated from operations. We have the ability to utilize our revolving credit facility, which provides up to $800.0 million in available cash, and we believe that we have access to additional funds, if needed, through the capital markets to obtain further debt financing under the current market conditions. The Company believes that its existing cash, cash equivalents, short-term investment portfolio and funds generated from operations, together with the funds available under the credit facility, will be sufficient to satisfy our normal liquidity needs, including principal payments on our long-term debt, for at least the next twelve months.
Our cash and cash equivalents of $573.4 million at December 31, 2017 reflected an increase of $57.8 million from the $515.6 million balance at December 31, 2016. During 2017, $442.0 million of cash was generated from operating activities, representing an increase of 7.5%. During this period, $41.5 million of cash was used for acquisitions, $43.8 million was used for acquisition earn-out payments, $24.2 million was used to purchase additional fixed assets, $77.7 million was used for payment of dividends, $139.9 million was used for share repurchases, and $96.8 million was used to pay outstanding principal balances owed on long-term debt.
We hold approximately $19.4 million in cash outside of the U.S. for which we currently have no plans to repatriate in the near future. With the passage of the Tax Cuts and Jobs Act of 2017, we will reevaluate the most advantageous opportunities to deploy this capital on an after-tax basis.
Our cash and cash equivalents of $515.6 million at December 31, 2016 reflected an increase of $72.2 million from the $443.4 million balance at December 31, 2015. During 2016, $411.0 million of cash was generated from operating activities. During this period, $122.6 million of cash was used for acquisitions, $28.2 million was used for acquisition earn-out payments, $17.8 million was used for additions to fixed assets, $70.3 million was used for payment of dividends, $7.7 million was used for share repurchases, and $73.1 million was used to pay outstanding principal balances owed on long-term debt.
Our cash and cash equivalents of $443.4 million at December 31, 2015 reflected a decrease of $26.6 million from the $470.0 million balance at December 31, 2014. During 2015, $381.8 million of cash was generated from operating activities. During this period, $136.0 million of cash was used for acquisitions, $36.8 million was used for acquisition earn-out payments, $18.4 million was used for additions to fixed assets, $64.1 million was used for payment of dividends, $175.0 million was used as part of accelerated share repurchase programs, and $45.6 million was used to pay outstanding principal balances owed on long-term debt.
Our ratio of current assets to current liabilities (the “current ratio”) was 1.13 and 1.20 at December 31, 2017 and 2016, respectively.
Contractual Cash Obligations
As of December 31, 2017, our contractual cash obligations were as follows:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$985,000	$120,000	$70,000	$295,000	$500,000
Other liabilities(1)	51,266	3,973	8,305	2,430	36,558
Operating leases	210,559	43,080	73,272	49,711	44,496
Interest obligations	188,285	35,450	62,455	54,505	35,875
Unrecognized tax benefits	1,694	—	1,694	—	—
Maximum future acquisition contingency payments(2)	88,382	42,233	46,149	—	—
Total contractual cash obligations	$1,525,186	$244,736	$261,875	$401,646	$616,929

(1)	Includes the current portion of other long-term liabilities.

(2)	Includes $36.2 million of current and non-current estimated earn-out payables resulting from acquisitions consummated after January 1, 2009.

Debt
Total debt at December 31, 2017 was $976.1 million net of unamortized discount and debt issuance costs, which was a decrease of $97.7 million compared to December 31, 2016. The decrease reflects the repayment of $96.8 million in principal, related to our credit agreements, repayment of the $0.5 million in a short-term note payable related to the 2016 acquisition of Social Security Advocates for the Disabled, LLC (“SSAD”), net of the amortization of discounted debt related to our Senior Notes due 2024, with a fixed interest rate of 4.200% per year and debt issuance cost amortization of $1.9 million. The Company also added $2.8 million in debt issuance costs related to the Amended and Restated Credit Agreement (as defined below) that was executed in June 2017.
During 2017, the $100.0 million of Series E Senior Notes were issued and are due September 15, 2018, with a fixed interest rate of 4.500% per year were reclassified as current portion of long-term debt in the Consolidated Balance Sheet, as the date of maturity is less than one year.
On June 28, 2017, the Company entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) with the lenders named therein, JPMorgan Chase Bank, N.A. as administrative agent and certain other banks as co-syndication agents and co-documentation agents. The Amended and Restated Credit Agreement amended and restated the credit agreement dated April 17, 2014, among such parties (the “Original Credit Agreement”). The Amended and Restated Credit Agreement extends the applicable maturity date of the existing revolving credit facility (the “Facility”) of $800.0 million to June 28, 2022 and re-evidences the unsecured term loans in the amount of $400.0 million while also extending the applicable maturity date to June 28, 2022. In connection with the Amended and Restated Credit Agreement, the quarterly term loan principal amortization schedule was reset. At the time of the execution of the Amended and Restated Credit Agreement, $67.5 million of principal from the original unsecured term loans was repaid using operating cash balances, and the Company added an additional $2.8 million in debt issuance costs related to the Facility to the Consolidated Balance Sheet. The Company also expensed to the Consolidated Statements of Income $0.2 million of debt issuance costs related to the Original Credit Agreement due to certain lenders exiting prior to execution of the Amended and Restated Credit Agreement. The Company also carried forward $1.6 million on the Consolidated Balance Sheet, the remaining unamortized portion of the Original Credit Agreement debt issuance costs, which will be amortized over the term of the Amended and Restated Credit Agreement. On December 31, 2017, the Company made a scheduled principal payment of $5.0 million per the terms of the Amended and Restated Credit Agreement. As of December 31, 2017, there was an outstanding debt balance issued under the term loan of the Amended and Restated Credit Agreement of $385.0 million with no borrowings outstanding against the Facility. Per the terms of the Amended and Restated Credit Agreement, a scheduled principal payment of $5.0 million is due March 31, 2018.
Total debt at December 31, 2016 was $1,073.9 million, which was a decrease of $70.9 million compared to December 31, 2015. The decrease includes the repayment of $73.1 million in principal, net of the amortization of discounted debt related to our 4.200% Notes due 2024 and debt issuance cost amortization of $1.7 million plus the addition of $0.5 million in a short-term note payable related to the recent acquisition of SSAD.
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
Our invested assets are held primarily as cash and cash equivalents, restricted cash, available-for-sale marketable debt securities, non-marketable debt securities, certificates of deposit, U.S. treasury securities, and professionally managed short duration fixed income funds. These investments are subject to interest rate risk. The fair values of our invested assets at December 31, 2017 and December 31, 2016, approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.

We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date.
As of December 31, 2017, we had $385.0 million of borrowings outstanding under our Amended and Restated Credit Agreement, which bears interest on a floating basis tied to the London Interbank Offered Rate (LIBOR) and is therefore subject to changes in the associated interest expense. The effect of an immediate hypothetical 10% change in interest rates would not have a material effect on our Consolidated Financial Statements.
We are subject to exchange rate risk primarily in our U.K.-based wholesale brokerage business that has a cost base principally denominated in British pounds and a revenue base in several other currencies, but principally in U.S. dollars. Based upon our foreign currency rate exposure as of December 31, 2017, an immediate 10% hypothetical changes of foreign currency exchange rates would not have a material effect on our Consolidated Financial Statements.

ITEM 8. Financial Statements and Supplementary Data.

BROWN & BROWN, INC.
CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)	For the Year Ended December 31,
	2017	2016	2015
REVENUES
Commissions and fees	$1,857,270	$1,762,787	$1,656,951
Investment income	1,626	1,456	1,004
Other income, net	22,451	2,386	2,554
Total revenues	1,881,347	1,766,629	1,660,509
EXPENSES
Employee compensation and benefits	994,652	925,217	856,952
Other operating expenses	283,470	262,872	251,055
(Gain)/loss on disposal	(2,157)	(1,291)	(619)
Amortization	85,446	86,663	87,421
Depreciation	22,698	21,003	20,890
Interest	38,316	39,481	39,248
Change in estimated acquisition earn-out payables	9,200	9,185	3,003
Total expenses	1,431,625	1,343,130	1,257,950
Income before income taxes	449,722	423,499	402,559
Income taxes	50,092	166,008	159,241
Net income	$399,630	$257,491	$243,318
Net income per share:
Basic	$2.86	$1.84	$1.72
Diluted	$2.81	$1.82	$1.70
Dividends declared per share	$0.56	$0.50	$0.45
See accompanying notes to Consolidated Financial Statements.

BROWN & BROWN, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)	December 31, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$573,383	$515,646
Restricted cash and investments	250,705	265,637
Short-term investments	24,965	15,048
Premiums, commissions and fees receivable	546,402	502,482
Reinsurance recoverable	477,820	78,083
Prepaid reinsurance premiums	321,017	308,661
Other current assets	47,864	50,571
Total current assets	2,242,156	1,736,128
Fixed assets, net	77,086	75,807
Goodwill	2,716,079	2,675,402
Amortizable intangible assets, net	641,005	707,454
Investments	13,949	23,048
Other assets	57,275	44,895
Total assets	$5,747,550	$5,262,734
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Premiums payable to insurance companies	$685,163	$647,564
Losses and loss adjustment reserve	476,721	78,083
Unearned premiums	321,017	308,661
Premium deposits and credits due customers	91,648	83,765
Accounts payable	64,177	69,595
Accrued expenses and other liabilities	228,748	201,989
Current portion of long-term debt	120,000	55,500
Total current liabilities	1,987,474	1,445,157
Long-term debt less unamortized discount and debt issuance costs	856,141	1,018,372
Deferred income taxes, net	256,185	357,686
Other liabilities	65,051	81,308
Shareholders’ Equity:
Common stock, par value $0.10 per share; authorized 280,000 shares; issued 148,824 shares and outstanding 138,105 shares at 2017, issued 148,107 shares and outstanding 140,104 shares at 2016	14,882	14,811
Additional paid-in capital	497,540	468,443
Treasury stock, at cost 10,719 and 8,003 shares at 2017 and 2016, respectively	(386,322)	(257,683)
Retained earnings	2,456,599	2,134,640
Total shareholders’ equity	2,582,699	2,360,211
Total liabilities and shareholders’ equity	$5,747,550	$5,262,734
See accompanying notes to Consolidated Financial Statements.

BROWN & BROWN, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
(in thousands, except per share data)	Shares	Par Value	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total
Balance at January 1, 2015	145,871	$14,587	$405,982	$(75,025)	$1,768,201	$2,113,745
Net income					243,318	243,318
Common stock issued for employee stock benefit plans	528	53	27,992			28,045
Purchase of treasury stock			(11,250)	(163,750)		(175,000)
Income tax benefit from exercise of stock benefit plans			3,276			3,276
Common stock issued to directors	16	2	498			500
Cash dividends paid ($0.41 per share)					(64,108)	(64,108)
Balance at December 31, 2015	146,415	14,642	426,498	(238,775)	1,947,411	2,149,776
Net income					257,491	257,491
Common stock issued for employee stock benefit plans	1,675	167	22,851			23,018
Purchase of treasury stock			11,250	(18,908)		(7,658)
Income tax benefit from exercise of stock benefit plans			7,346			7,346
Common stock issued to directors	17	2	498			500
Cash dividends paid ($0.50 per share)					(70,262)	(70,262)
Balance at December 31, 2016	148,107	14,811	468,443	(257,683)	2,134,640	2,360,211
Net income					399,630	399,630
Net unrealized holding (loss) gain on available-for-sale securities			(47)		41	(6)
Common stock issued for employee stock benefit plans	706	70	39,895			39,965
Purchase of treasury stock			(11,250)	(128,639)		(139,889)
Common stock issued to directors	11	1	499			500
Cash dividends paid ($0.56 per share)					(77,712)	(77,712)
Balance at December 31, 2017	148,824	$14,882	$497,540	$(386,322)	$2,456,599	$2,582,699

See accompanying notes to Consolidated Financial Statements.

BROWN & BROWN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2017	2016	2015
Cash flows from operating activities:
Net income	$399,630	$257,491	$243,318
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	85,446	86,663	87,421
Depreciation	22,698	21,003	20,890
Non-cash stock-based compensation	30,631	16,052	15,513
Change in estimated acquisition earn-out payables	9,200	9,185	3,003
Deferred income taxes	(102,183)	18,163	22,696
Amortization of debt discount	158	165	157
Amortization and disposal of deferred financing costs	1,682	1,597	—
Accretion of discounts and premiums, investments	22	39	—
Income tax benefit from exercise of shares from the stock benefit plans	—	(7,346)	(3,276)
Loss/(gain) on sales of investments, fixed assets and customer accounts	(1,841)	596	(107)
Payments on acquisition earn-outs in excess of original estimated payables	(14,501)	(3,904)	(11,383)
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Premiums, commissions and fees receivable (increase)	(43,306)	(63,550)	(7,163)
Reinsurance recoverables (increase)	(399,737)	(46,115)	(18,940)
Prepaid reinsurance premiums (increase) decrease	(12,356)	982	10,943
Other assets (increase)	(9,747)	(4,718)	(5,318)
Premiums payable to insurance companies decrease	37,380	66,084	542
Premium deposits and credits due customers increase (decrease)	7,750	527	(2,973)
Losses and loss adjustment reserve increase	398,638	46,115	18,940
Unearned premiums increase (decrease)	12,356	(982)	(10,943)
Accounts payable increase	26,798	30,174	34,206
Accrued expenses and other liabilities increase	25,509	8,670	8,204
Other liabilities (decrease)	(32,252)	(25,849)	(23,898)
Net cash provided by operating activities	441,975	411,042	381,832
Cash flows from investing activities:
Additions to fixed assets	(24,192)	(17,765)	(18,375)
Payments for businesses acquired, net of cash acquired	(41,471)	(122,622)	(136,000)
Proceeds from sales of fixed assets and customer accounts	4,094	4,957	10,576
Purchases of investments	(10,665)	(25,872)	(22,766)
Proceeds from sales of investments	9,644	18,890	21,928
Net cash used in investing activities	(62,590)	(142,412)	(144,637)
Cash flows from financing activities:
Payments on acquisition earn-outs	(29,265)	(24,309)	(25,415)
Payments on long-term debt	(96,750)	(73,125)	(45,625)
Deferred debt issuance costs	(2,821)	—	—
Income tax benefit from exercise of shares from the stock benefit plans	—	7,346	3,276
Issuances of common stock for employee stock benefit plans	17,422	15,983	15,890
Repurchase of stock benefit plan shares for employees to fund tax withholdings	(7,565)	(8,495)	(2,857)
Purchase of treasury stock	(128,639)	(18,908)	(163,750)
Settlement (prepayment) of accelerated share repurchase program	(11,250)	11,250	(11,250)
Cash dividends paid	(77,712)	(70,262)	(64,108)
Net cash used in by financing activities	(336,580)	(160,520)	(293,839)
Net increase (decrease) in cash and cash equivalents inclusive of restricted cash	42,805	108,110	(56,644)
Cash and cash equivalents inclusive of restricted cash at beginning of period	781,283	673,173	729,817
Cash and cash equivalents inclusive of restricted cash at end of period	$824,088	$781,283	$673,173
See accompanying notes to Consolidated Financial Statements. Refer to Note 12 for reconciliation of cash and cash equivalents inclusive of restricted cash.

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
Recently Issued Accounting Pronouncements
In November 2016, the Financial Accountings Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18, “Statement of Cash Flows (Topic 230)”: Restricted Cash (“ASU 2016-18”), which requires that the Statement of Cash Flows explain the changes during the period of cash and cash equivalents inclusive of amounts categorized as restricted cash. ASU 2016-18 is effective for periods beginning after December 15, 2017. However, the Company elected to early adopt for the reporting period beginning January 1, 2017 under the full retrospective approach for all periods presented. With the adoption of ASU 2016-18, the change in restricted cash is no longer reflected as a change in operating assets and liabilities, and the Statement of Cash Flows details the changes in the balance of cash and cash equivalents inclusive of restricted cash. Net cash provided by operating activities for the years ended December 31, 2015 and 2016 were previously reported as $411.8 million and $375.2 million, respectively. With the retrospective adoption, the net cash provided by operating activities for the years ended December 31, 2015 and 2016 is now reported as $381.8 million and $411.0 million, respectively. The Company reflects cash collected from customers that is payable to insurance companies as restricted cash if segregation of this cash is required by the state of domicile for the office conducting this transaction or if required by contract with the relevant insurance company providing coverage. Cash collected from customers that is payable to insurance companies is reported in cash and cash equivalents if no such restriction is required.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230)”: Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (“ASU 2016-15”), which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified and applies to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under Topic 230. ASU 2016-15 will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 and early adoption is permitted. The Company is adopting this change effective January 1, 2018 and has evaluated the impact of ASU 2016-15 determining that there is no impact on the Company’s Statement of Cash Flows. The Company already presents cash paid on contingent consideration in business combination as prescribed by ASU 2016-15 and does not, at this time, engage in the other activities being addressed.
In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share Based Payment Accounting” (“ASU 2016-09”), which amends guidance issued in Accounting Standards Codification (“ASC”) Topic 718, Compensation - Stock Compensation. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. The Company adopted the guidance on January 1, 2017, as required. Prior periods have not been adjusted, as the guidance was adopted prospectively. The principal impact is that the tax benefit or expense from stock compensation is now presented in the income tax line of the Statement of Income, whereas the prior treatment was to present this amount as a component of equity on the Balance Sheet. In addition, the tax benefit or expense is now presented as activity in Cash Flow from Operating Activity, rather than the prior presentation as Cash Flow from Financing Activity in the Statement of Cash Flows. The Company also continues to estimate forfeitures of stock grants as allowed by ASU 2016-09.

In March 2016, the FASB issued ASU 2016-08, “Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net)” (“ASU 2016-08”) to clarify certain aspects of the principal-versus-agent guidance included in the new revenue standard ASU 2014-09 “Revenue from Contracts with Customers” (“ASU 2014-09”). The FASB issued the ASU in response to concerns identified by stakeholders, including those related to (1) determining the appropriate unit of account under the revenue standard’s principal-versus-agent guidance and (2) applying the indicators of whether an entity is a principal or an agent in accordance with the revenue standard’s control principle. ASU 2016-08 is effective contemporaneous with ASU 2014-09 beginning January 1, 2018. The impact of adopting ASU 2016-08 is not material to the Company.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which provides guidance for accounting for leases. Under ASU 2016-02, the Company will be required to recognize the assets and liabilities for the rights and obligations created by leased assets. ASU 2016-02 will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company continues to evaluate the impact of this pronouncement with the principal impact being that the present value of the remaining lease payments be presented as a liability on the Balance Sheet as well as an asset of similar value representing the “Right of Use” for those leased properties. As detailed in Note 13 of the 2016 10-K, the undiscounted contractual cash payments remaining on leased properties was $213.2 million as of December 31, 2016 and is $210.4 million as of December 31, 2017 as detailed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and Note 13 “Commitments and Contingencies.”
In November 2015, FASB issued ASU No. 2015-17, “Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”), which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as a single non-current item on the balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016 with early adoption permitted as of the beginning of any interim or annual reporting period. The Company adopted the guidance on January 1, 2017, as required. As a result, the Company retrospectively applied the guidance to the 2016 balance sheet by reclassifying $24.6 million from deferred income taxes (asset) to deferred income taxes, net (liability) on the Condensed Consolidated Balance Sheet. This reclassification occurred prior to the passage of the Tax Cuts and Jobs Act of 2017, which had a material impact on the value of deferred tax items. See Note 9 “Income Taxes” for more information.
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
Historically, approximately 70% of the Company’s commissions and fees are in the form of commissions paid by insurance carriers. These commissions are earned upon the effective date of bound coverage, as no significant performance obligation remains after coverage is bound. The following areas are impacted by the adoption of Topic 606:
Installment billing - Prior to the adoption of Topic 606, commission revenues related to installment billings were recognized on the latter of the policy effective date (as indicated in the policy) or the date that the premium was billed to the client (as indicated on the premium invoice), with the exception of our Arrowhead businesses, which follow a policy of recognizing these revenues on the latter of the policy effective date or processed date into our systems, regardless of the billing arrangement.  As a result of the adoption of Topic 606, revenue associated with the issuance of policies will be recognized upon the effective date of the associated policy, which means that commission revenues billed on an installment basis will be now recognized earlier than they had been previously resulting in revenue will accrued based upon the completion of the performance obligation and thus creating a current asset for the unbilled revenue until such time as an invoice is generated, typically not to exceed twelve months. The Company does not expect the overall impact of these changes to be significant on a full-year basis, but the timing of recognizing revenue will be impacted among quarters when compared to prior years.
Contingent commissions - Prior to the adoption of Topic 606, revenue that was not fixed and determinable because a contingency exists was not recognized until the contingency was resolved.  Under Topic 606, the Company must use its judgment to estimate the amount of consideration that will be received such that a significant reversal of revenue is not probable.  Contingent commissions represent a form of variable consideration associated with the same performance obligation, which is the placement of coverage, for which we earn core commissions.  In connection with the new standard, contingent commissions will be estimated with an appropriate constraint applied and accrued relative to the recognition of the corresponding core commissions.  The resulting effect on the timing of recognition of contingent commissions will more closely follow a similar pattern as our core commissions with true-ups recognized when payments are received or as additional information that affects the estimate becomes available. Contingent commissions have averaged approximately 3.6% of the previous year’s total commissions and fees over the last three years and have primarily been received in the first and second quarters of the year.
Approximately 30% of the Company’s commissions and fees is in the form of fees, which are predominantly in our National Programs and Services Segments, and to a lesser extent in the large accounts business within our Retail Segment, where we receive fees in lieu of a commission. In accordance with Topic 606, fee revenue from certain agreements will be recognized in earlier periods and others in later periods as compared to our current accounting treatment. The Company does not expect the overall impact of these changes to be significant on a full-year basis, but the timing of recognizing revenue will be impacted among quarters when compared to prior years.
Additionally, the Company has evaluated ASC Topic 340 - Other Assets and Deferred Cost (“ASC 340”) which requires companies to defer certain incremental costs to obtain customer contracts, and certain costs to fulfill customer contracts.
Incremental cost to obtain - the adoption of ASC 340 will result in the Company deferring certain cost to obtain customer contracts primarily as they relate to commission based compensation plans in the Retail Segment, in which the Company pays an incremental amount of compensation on new business in the first year of the contract. These incremental costs will be deferred and amortized over a 15-year period, which is consistent with the analysis performed on acquired customer accounts and referenced in Note 4 to the Company’s financial statements.
Cost to fulfill - the adoption of ASC 340 will result in the Company deferring certain costs to fulfill a contract and recognize these costs as the associated performance obligations are fulfilled. In order for contract fulfillment costs to be deferred under ASC 340, the costs must (1) relate directly to a specific contract or anticipated contract, (2) generate or enhance resources that the Company will use in satisfying its obligations under the contract, and (3) be expected to be recovered through sufficient net cash flows from the contract. The Company does not expect the overall impact of these changes to be significant on a full-year basis, but the timing of recognizing these expenses will be impacted among quarters to better align with the associated revenue.
Topic 606 is effective for the Company beginning January 1, 2018.  Entities are permitted to adopt the guidance under one of the following methods: the “full retrospective” method, which applies the guidance to each period presented (prior years restated), or the “modified retrospective” method, in which the guidance is only applied to the year of adoption, with the cumulative effect of initially applying the guidance recognized as an adjustment to retained earnings. The Company has elected to follow the modified retrospective method applied to contracts that are not completed as of the date of adoption. The estimated cumulative impact of adopting the standard on January 1, 2018 is an increase in stockholders’ equity of between $70.0 million and $110.0 million.
In connection with the implementation of this standard, we expect to modify, and in some instances institute additional accounting procedures, processes and internal controls. Given the relative expected impacts of this standard to our revenue streams, we do not expect that these modifications and additions will materially change our internal controls over financial reporting.
Principles of Consolidation
The accompanying Consolidated Financial Statements include the accounts of Brown & Brown, Inc. and its subsidiaries. All significant intercompany account balances and transactions have been eliminated in the Consolidated Financial Statements.
Segment results for prior periods have been recast, where appropriate, to reflect the current year segmental structure. Certain reclassifications have been made to the prior year amounts reported in this Annual Report on Form 10-K in order to conform to the current year presentation.
Revenue Recognition
Commission revenues are recognized as of the effective date of the insurance policy or the date on which the policy premium is processed into our systems and invoiced to the customer, whichever is later. Commission revenues related to installment billings are recognized on the latter of effective or invoiced date, with the exception of our Arrowhead business which follows a policy of recognizing on the latter of effective or processed date into our systems, regardless of the billing arrangement. Management determines the policy cancellation reserve based upon historical cancellation experience adjusted for any known circumstances. Subsequent commission adjustments were recognized upon our receipt of notification from insurance companies concerning matters necessitating such adjustments. Profit-sharing contingent commissions are recognized when determinable, which is generally when such commissions are received from insurance companies, or when we receive formal notification of the amount of such payments. Fee revenues and commissions for workers’ compensation programs are recognized as services are rendered.
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

Restricted Cash and Investments, and Premiums, Commissions and Fees Receivable
In our capacity as an insurance agent or broker, the Company typically collects premiums from insureds and, after deducting the authorized commissions, remits the net premiums to the appropriate insurance company or companies. Accordingly, as reported in the Consolidated Balance Sheets, “premiums” are receivable from insureds. Unremitted net insurance premiums are held in a fiduciary capacity until Brown & Brown disburses them. Where allowed by law, Brown & Brown invests these unremitted funds only in cash, money market accounts, tax-free variable-rate demand bonds and commercial paper held for a short term. In certain states in which Brown & Brown operates, the use and investment alternatives for these funds are regulated and restricted by various state laws and agencies. These restricted funds are reported as restricted cash and investments on the Consolidated Balance Sheets. The interest income earned on these unremitted funds, where allowed by state law, is reported as investment income in the Consolidated Statement of Income.
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
Fixed Assets
Fixed assets, including leasehold improvements, are carried at cost, less accumulated depreciation and amortization. Expenditures for improvements are capitalized, and expenditures for maintenance and repairs are expensed to operations as incurred. Upon sale or retirement, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss, if any, is reflected in other income. Depreciation has been determined using the straight-line method over the estimated useful lives of the related assets, which range from 3 to 15 years. Leasehold improvements are amortized on the straight-line method over the shorter of the useful life of the improvement or the term of the related lease.
Goodwill and Amortizable Intangible Assets
All of our business combinations initiated after June 30, 2001 are accounted for using the acquisition method. Acquisition purchase prices are typically based upon a multiple of average annual operating profit earned over a period of 3 years within a minimum and maximum price range. The recorded purchase prices for all acquisitions consummated after January 1, 2009 include an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations are recorded in the Consolidated Statement of Income when incurred.
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
The excess of the purchase price of an acquisition over the fair value of the identifiable tangible and amortizable intangible assets is assigned to goodwill. While goodwill is not amortizable, it is subject to assessment at least annually, and more frequently in the presence of certain circumstances, for impairment by application of a fair value-based test. The Company compares the fair value of each reporting unit with its carrying amount to determine if there is potential impairment of goodwill. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. Fair value is estimated based upon multiples of earnings before interest, income taxes, depreciation, amortization and change in estimated acquisition earn-out payables (“EBITDAC”), or on a discounted cash flow basis. Brown & Brown completed its most recent annual assessment as of November 30, 2017 and determined that the fair value of goodwill significantly exceeded the carrying value of such assets. In addition, as of December 31, 2017, there are no accumulated impairment losses.

The carrying value of amortizable intangible assets attributable to each business or asset group comprising Brown & Brown is periodically reviewed by management to determine if there are events or changes in circumstances that would indicate that its carrying amount may not be recoverable. Accordingly, if there are any such changes in circumstances during the year, Brown & Brown assesses the carrying value of its amortizable intangible assets by considering the estimated future undiscounted cash flows generated by the corresponding business or asset group. Any impairment identified through this assessment may require that the carrying value of related amortizable intangible assets be adjusted. There were no impairments recorded for the years ended December 31, 2017, 2016 and 2015.
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

(in thousands, except per share data)	2017	2016	2015
Net income	$399,630	$257,491	$243,318
Net income attributable to unvested awarded performance stock	(9,746)	(6,705)	(5,695)
Net income attributable to common shares	$389,884	$250,786	$237,623
Weighted-average number of common shares outstanding – basic	139,697	139,779	141,113
Less unvested awarded performance stock included in weighted-average number of common shares outstanding – basic	(3,407)	(3,640)	(3,303)
Weighted-average number of common shares outstanding for basic earnings per common share	136,290	136,139	137,810
Dilutive effect of stock options	2,503	1,665	2,302
Weighted-average number of shares outstanding – diluted	138,793	137,804	140,112
Net income per share:
Basic	$2.86	$1.84	$1.72
Diluted	$2.81	$1.82	$1.70

Fair Value of Financial Instruments
The carrying amounts of Brown & Brown’s financial assets and liabilities, including cash and cash equivalents; restricted cash and short-term investments; investments; premiums, commissions and fees receivable; reinsurance recoverable; prepaid reinsurance premiums; premiums payable to insurance companies; losses and loss adjustment reserve; unearned premium; premium deposits and credits due customers and accounts payable, at December 31, 2017 and 2016, approximate fair value because of the short-term maturity of these instruments. The carrying amount of Brown & Brown’s long-term debt approximates fair value at December 31, 2017 and 2016 as our fixed-rate borrowings of $598.9 million approximate their values using market quotes of notes with the similar terms as ours, which we deem a close approximation of current market rates. Of the $598.9 million, $100.0 million is related to short-term notes which approximates the carrying value due to the proximity to maturity. The estimated fair value of the $385.0 million remaining on the term loan under our Amended and Restated Credit Facility (as defined below) approximates the carrying value due to the variable interest rate based upon adjusted LIBOR.  See Note 2 to our Consolidated Financial Statements for the fair values related to the establishment of intangible assets and the establishment and adjustment of earn-out payables.  See Note 5 for information on the fair value of investments and Note 8 for information on the fair value of long-term debt.
Stock-Based Compensation
The Company has granted stock options and grants non-vested stock awards to its employees and officers and fully vested stock awards to directors. The Company uses the modified-prospective method to account for share-based payments. Under the modified-prospective method, compensation cost is recognized for all share-based payments granted on or after January 1, 2006 and for all awards granted to employees prior to January 1, 2006 that remained unvested on that date. The Company uses the alternative-transition method to account for the income tax effects of payments made related to stock-based compensation.
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
WNFIC engages the services of outside actuarial consulting firms (the “Actuaries”) to assist on an annual basis to render an opinion on the sufficiency of the Company’s estimates for unpaid losses and related loss adjustment reserve. The Actuaries utilize both industry experience and the Company’s own experience to develop estimates of those amounts as of year-end. These estimated liabilities are subject to the impact of future changes in claim severity, frequency and other factors. In spite of the variability inherent in such estimates, management believes that the liabilities for unpaid losses and related loss adjustment reserve are adequate.
Premiums
Premiums are recognized as income over the coverage period of the related policies. Unearned premiums represent the portion of premiums written that relate to the unexpired terms of the policies in force and are determined on a daily pro rata basis. The income is recorded to the commissions and fees line of the income statement.
NOTE 2· Business Combinations
During the year ended December 31, 2017, the Company acquired the assets and assumed certain liabilities of eleven insurance intermediaries and one book of business (customer accounts). Additionally, miscellaneous adjustments were recorded to the purchase price allocation of certain prior acquisitions completed within the last twelve months as permitted by Accounting Standards Codification Topic 805 - Business Combinations (“ASC 805”). Such adjustments are presented in the “Other” category within the following two tables. All of these businesses were acquired primarily to expand Brown & Brown’s core business and to attract and hire high-quality individuals. The recorded purchase price for all acquisitions consummated after January 1, 2009 included an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations will be recorded in the Consolidated Statement of Income when incurred.
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
Based upon the acquisition date and the complexity of the underlying valuation work, certain amounts included in the Company’s Consolidated Financial Statements may be provisional and thus subject to further adjustments within the permitted measurement period, as defined in ASC 805. For the year ended December 31, 2017, several adjustments were made within the permitted measurement period that resulted in an increase in the aggregate purchase price of the affected acquisitions of $1.5 million relating to the assumption of certain liabilities. These measurement period adjustments have been reflected as current period adjustments for the year ended December 31, 2017 in accordance with the guidance in ASU 2015-16 “Business Combinations.” The measurement period adjustments impacted goodwill, with no effect on earnings or cash in the current period.
Cash paid for acquisitions was $41.5 million and $124.7 million in the years ended December 31, 2017 and 2016, respectively. We completed eleven acquisitions (excluding book of business purchases) during the year ended December 31, 2017. We completed eight acquisitions (excluding book of business purchases) during the year ended December 31, 2016.
The following table summarizes the purchase price allocation made as of the date of each acquisition for current year acquisitions and significant adjustments made during the measurement period for prior year acquisitions. During the measurement periods, the Company will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. These adjustments are made in the period in which the amounts are determined and the current period income effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date.

(in thousands)
Name	Business Segment	Effective Date of Acquisition	Cash Paid	Other Payable	Recorded Earn-Out Payable	Net Assets Acquired	Maximum Potential Earn- Out Payable
Other	Various	Various	$41,471	$11,708	$6,921	$60,100	$27,451
Total			$41,471	$11,708	$6,921	$60,100	$27,451

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition.

(in thousands)	Total
Other current assets	$601
Fixed assets	69
Goodwill	42,172
Purchased customer accounts	18,738
Non-compete agreements	721
Total assets acquired	62,301
Other current liabilities	(1,512)
Deferred income tax, net	(689)
Total liabilities assumed	(2,201)
Net assets acquired	$60,100

The weighted-average useful lives for the acquired amortizable intangible assets are as follows: purchased customer accounts, 15.0 years; and non-compete agreements, 5.0 years.
Goodwill of $42.2 million was allocated to the Retail, National Programs, Wholesale Brokerage and Services Segments in the amounts of $33.1 million, $7.2 million, $1.2 million and $0.7 million, respectively. Of the total goodwill of $42.2 million, $35.3 million is currently deductible for income tax purposes. The remaining $6.9 million relates to the recorded earn-out payables and will not be deductible until it is earned and paid.
For the acquisitions completed during 2017, the results of operations since the acquisition dates have been combined with those of the Company. The total revenues from the acquisitions completed through December 31, 2017 included in the Consolidated Statement of Income for the year ended December 31, 2017 were $7.8 million. The income before income taxes, including the intercompany cost of capital charge, from the acquisitions completed through December 31, 2017 included in the Consolidated Statement of Income for the year ended December 31, 2017 was $2.4 million. If the acquisitions had occurred as of the beginning of the respective periods, the Company’s results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

(UNAUDITED)	For the Year Ended December 31,
(in thousands, except per share data)	2017	2016
Total revenues	$1,891,701	$1,784,776
Income before income taxes	$453,397	$429,490
Net income	$401,908	$261,133
Net income per share:
Basic	$2.88	$1.87
Diluted	$2.83	$1.85
Weighted-average number of shares outstanding:
Basic	136,290	136,139
Diluted	138,793	137,804

Acquisitions in 2016
During the year ended December 31, 2016, the Company acquired the assets and assumed certain liabilities of seven insurance intermediaries, all of the stock of one insurance intermediary and three books of business (customer accounts). Additionally, miscellaneous adjustments were recorded to the purchase price allocation of certain prior acquisitions completed within the last twelve months as permitted by ASC 805. Such adjustments are presented in the “Other” category within the following two tables.
For the year ended December 31, 2016, several adjustments were made within the permitted measurement period that resulted in a decrease in the aggregate purchase price of the affected acquisitions of $917,497, relating to the assumption of certain liabilities.
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
For the acquisitions completed during 2016, the results of operations since the acquisition dates have been combined with those of the Company. The total revenues from the acquisitions completed through December 31, 2016 included in the Consolidated Statement of Income for the year ended December 31, 2016 were $34.2 million. The income before income taxes, including the intercompany cost of capital charge, from the acquisitions completed through December 31, 2016 included in the Consolidated Statement of Income for the year ended December 31, 2016 was $4.3 million. If the acquisitions had occurred as of the beginning of the respective periods, the Company’s results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

(UNAUDITED)	For the Year Ended December 31,
(in thousands, except per share data)	2016	2015
Total revenues	$1,789,790	$1,716,592
Income before income taxes	$428,194	$414,911
Net income	$260,346	$250,783
Net income per share:
Basic	$1.86	$1.78
Diluted	$1.84	$1.75
Weighted-average number of shares outstanding:
Basic	136,139	137,810
Diluted	137,804	140,112

Acquisitions in 2015
During the year ended December 31, 2015, Brown & Brown acquired the assets and assumed certain liabilities of thirteen insurance intermediaries and four books of business (customer accounts). The cash paid for these acquisitions was $136.0 million. Additionally, miscellaneous adjustments were recorded to the purchase price allocation of certain prior acquisitions completed within the last twelve months as permitted by ASC 805. Such adjustments are presented in “Other” within the following two tables. All of these businesses were acquired primarily to expand Brown & Brown’s core business and to attract and hire high-quality individuals.
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

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition. The data included in the “Other” column shows a negative adjustment for purchased customer accounts. This is driven mainly by the final valuation adjustment for the acquisition of Wright.

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

(UNAUDITED)	For the Year Ended December 31,
(in thousands, except per share data)	2015
Total revenues	$1,688,297
Income before income taxes	$411,497
Net income	$248,720
Net income per share:
Basic	$1.76
Diluted	$1.73
Weighted-average number of shares outstanding:
Basic	137,810
Diluted	140,112

As of December 31, 2017, the maximum future contingency payments related to all acquisitions totaled $88.4 million, all of which relates to acquisitions consummated subsequent to January 1, 2009.
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
As of December 31, 2017, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820-Fair Value Measurement. The resulting additions, payments and net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the years ended December 31, 2017, 2016 and 2015 were as follows:

	For the Year Ended December 31,
(in thousands)	2017	2016	2015
Balance as of the beginning of the period	$63,821	$78,387	$75,283
Additions to estimated acquisition earn-out payables	6,920	4,462	36,899
Payments for estimated acquisition earn-out payables	(43,766)	(28,213)	(36,798)
Subtotal	26,975	54,636	75,384
Net change in earnings from estimated acquisition earn-out payables:
Change in fair value on estimated acquisition earn-out payables	6,874	6,338	13
Interest expense accretion	2,326	2,847	2,990
Net change in earnings from estimated acquisition earn-out payables	9,200	9,185	3,003
Balance as of December 31,	$36,175	$63,821	$78,387

Of the $36.2 million of estimated acquisition earn-out payables as of December 31, 2017, $25.1 million was recorded as accounts payable, and $11.1 million was recorded as other non-current liabilities. Included within additions to estimated acquisition earn-out payables are any adjustments to opening balance sheet items prior to the one-year anniversary date of the acquisition and may therefore differ from previously reported amounts. Of the $63.8 million of estimated acquisition earn-out payables as of December 31, 2016, $31.8 million was recorded as accounts payable, and $32.0 million was recorded as other non-current liabilities. Of the $78.4 million of estimated acquisition earn-out payables as of December 31, 2015, $25.3 million was recorded as accounts payable, and $53.1 million was recorded as another non-current liability.
NOTE 3· Goodwill
The changes in the carrying value of goodwill by reportable segment for the years ended December 31, are as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Total
Balance as of January 1, 2016	$1,345,636	$901,866	$226,961	$112,220	$2,586,683
Goodwill of acquired businesses	13,117	(1)	57,908	22,352	93,376
Goodwill of transferred businesses	571	(571)	—	—	—
Goodwill disposed of relating to sales of businesses	(4,657)	—	—	—	(4,657)
Balance as of December 31, 2016	$1,354,667	$901,294	$284,869	$134,572	$2,675,402
Goodwill of acquired businesses	33,076	7,178	1,229	689	42,172
Goodwill disposed of relating to sales of businesses	(1,495)	—	—	—	(1,495)
Balance as of December 31, 2017	$1,386,248	$908,472	$286,098	$135,261	$2,716,079

NOTE 4· Amortizable Intangible Assets
Amortizable intangible assets at December 31, 2017 and 2016 consisted of the following:

	December 31, 2017				December 31, 2016
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life in Years(1)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life in Years(1)
Purchased customer accounts	$1,464,274	$(824,584)	$639,690	15.0	$1,447,680	$(741,770)	$705,910	15.0
Non-compete agreements	30,287	(28,972)	1,315	6.8	29,668	(28,124)	1,544	6.8
Total	$1,494,561	$(853,556)	$641,005		$1,477,348	$(769,894)	$707,454

(1)	Weighted-average life calculated as of the date of acquisition.
Amortization expense for amortizable intangible assets for the years ending December 31, 2018, 2019, 2020, 2021 and 2022 is estimated to be $81.0 million, $76.5 million, $69.1 million, $65.9 million and $61.4 million, respectively.
NOTE 5· Investments
At December 31, 2017, the Company’s amortized cost and fair values of fixed maturity securities are summarized as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities, obligations of U.S. Government agencies and Municipalities	$29,970	$—	$(206)	$29,764
Corporate debt	1,072	12	—	1,084
Total	$31,042	$12	$(206)	$30,848

At December 31, 2017, the Company held $30.0 million in fixed income securities composed of U.S Treasury securities, securities issued by U.S. Government agencies and Municipalities, and $1.1 million issued by corporations with investment-grade ratings. Of the total, $16.9 million is classified as short-term investments on the Consolidated Balance Sheet as maturities are less than one year in duration. Additionally, the Company holds $8.1 million in short-term investments, which are related to time deposits held with various financial institutions.

For securities in a loss position, the following table shows the investments’ gross unrealized loss and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2017:

(in thousands)	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities, obligations of U.S. Government agencies and Municipalities	$17,919	$(157)	$11,845	$(49)	$29,764	$(206)
Corporate debt	400	—	—	—	400	—
Total	$18,319	$(157)	$11,845	$(49)	$30,164	$(206)

The unrealized losses from corporate issuers were caused by interest rate increases. At December 31, 2017, the Company had 27 securities in an unrealized loss position. The corporate securities are highly rated securities with no indicators of potential impairment. Based upon the ability and intent of the Company to hold these investments until recovery of fair value, which may be maturity, the bonds were not considered to be other-than-temporarily impaired at December 31, 2017.
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
The amortized cost and estimated fair value of the fixed maturity securities at December 31, 2017 by contractual maturity are set forth below:

(in thousands)	Amortized Cost	Fair Value
Years to maturity:
Due in one year or less	$16,934	$16,899
Due after one year through five years	13,876	13,708
Due after five years through ten years	232	241
Total	$31,042	$30,848

The amortized cost and estimated fair value of the fixed maturity securities at December 31, 2016 by contractual maturity are set forth below:

(in thousands)	Amortized Cost	Fair Value
Years to maturity:
Due in one year or less	$5,551	$5,554
Due after one year through five years	22,757	22,708
Due after five years through ten years	330	340
Total	$28,638	$28,602

The expected maturities in the foregoing table may differ from the contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalty.
Proceeds from the sales and maturity of the Company’s investment in fixed maturity securities were $5.8 million. This along with maturing time deposits yielded total cash proceeds from the sale of investments of $9.6 million in the period of January 1, 2017 to December 31, 2017. These proceeds were used to purchase additional fixed maturity securities. The gains and losses realized on those sales for the period from January 1, 2017 to December 31, 2017 were insignificant.
Proceeds from the sales and maturity of the Company’s investment in fixed maturity securities were $6.0 million for the year ended December 31, 2016. This along with maturing time deposits and the utilization of funds from a money market account of $9.1 million yielded total cash proceeds from the sale of investments of $18.9 million in the period of January 1, 2016 to December 31, 2016. These proceeds were used to purchase additional fixed- maturity securities. The gains and losses realized on those sales for the period from January 1, 2016 to December 31, 2016 were insignificant. Additionally, there was a sale of the short-duration fixed income fund which resulted in cash proceeds of $1.7 million, as the fund was liquidated in the third quarter of 2016. Gains on this sale were also insignificant.
Realized gains and losses are reported on the Consolidated Statement of Income, with the cost of securities sold determined on a specific identification basis.
At December 31, 2017, investments with a fair value of approximately $4.1 million were on deposit with state insurance departments to satisfy regulatory requirements.
NOTE 6· Fixed Assets
Fixed assets at December 31 consisted of the following:

(in thousands)	2017	2016
Furniture, fixtures and equipment	$190,784	$177,823
Leasehold improvements	35,481	33,137
Land, buildings and improvements	7,643	3,375
Total cost	233,908	214,335
Less accumulated depreciation and amortization	(156,822)	(138,528)
Total	$77,086	$75,807
Depreciation and amortization expense for fixed assets amounted to $22.7 million in 2017, $21.0 million in 2016 and $20.9 million in 2015.

NOTE 7· Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities at December 31 consisted of the following:

(in thousands)	2017	2016
Accrued incentive compensation	$106,923	$82,438
Accrued compensation and benefits	40,540	45,771
Accrued rent and vendor expenses	30,616	28,669
Deferred revenue	21,921	17,377
Reserve for policy cancellations	11,048	9,567
Accrued interest	6,749	6,441
Other	10,951	11,726
Total	$228,748	$201,989

NOTE 8· Long-Term Debt
Long-term debt at December 31, 2017 and 2016 consisted of the following:

(in thousands)	December 31, 2017	December 31, 2016
Current portion of long-term debt:
Current portion of 5-year term loan facility expires 2019	$20,000	$55,000
4.500% senior notes, Series E, quarterly interest payments, balloon due 2018	100,000	—
Short-term promissory note	—	500
Total current portion of long-term debt	120,000	55,500
Long-term debt:
Note agreements:
4.500% senior notes, Series E, quarterly interest payments, balloon due 2018	—	100,000
4.200% senior notes, semi-annual interest payments, balloon due 2024	498,943	498,785
Total notes	498,943	598,785
Credit agreements:
5-year term loan facility, periodic interest and principal payments, LIBOR plus up to 1.750%, expires June 28, 2022	365,000	426,250
5-year revolving loan facility, periodic interest payments, currently LIBOR plus up to 1.500%, plus commitment fees up to 0.250%, expires June 28, 2022	—	—
Total credit agreements	365,000	426,250
Debt issuance costs (contra)	(7,802)	(6,663)
Total long-term debt less unamortized discount and debt issuance costs	856,141	1,018,372
Current portion of long-term debt	120,000	55,500
Total debt	$976,141	$1,073,872

On December 22, 2006, the Company entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). The initial issuance of notes under the Master Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.660% per year. On February 1, 2008, $25.0 million in Series D Senior Notes due January 15, 2015, with a fixed interest rate of 5.370% per year, were issued. On September 15, 2011, and pursuant to a Confirmation of Acceptance (the “Confirmation”), dated January 21, 2011, in connection with the Master Agreement, $100.0 million in Series E Senior Notes were issued and are due September 15, 2018, with a fixed interest rate of 4.500% per year. The Series E Senior Notes were issued for the sole purpose of retiring existing senior notes. On January 15, 2015, the Series D Notes were redeemed at maturity using cash proceeds to pay off the principal of $25.0 million plus any remaining accrued interest. On December 22, 2016, the Series C Notes were redeemed at maturity using cash proceeds to pay off the principal of $25.0 million plus any remaining accrued interest. As of December 31, 2017, there was an outstanding debt balance issued under the provisions of the Master Agreement of $100.0 million.

On April 17, 2014, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A. as administrative agent and certain other banks as co-syndication agents and co-documentation agents (the “Credit Agreement”). The Credit Agreement in the amount of $1,350.0 million provides for an unsecured revolving credit facility (the “Credit Facility”) in the initial amount of $800.0 million and unsecured term loans in the initial amount of $550.0 million, either or both of which may, subject to lenders’ discretion, potentially be increased by up to $500.0 million. The Credit Facility was funded on May 20, 2014 in conjunction with the closing of the Wright acquisition, with the $550.0 million term loan being funded as well as a drawdown of $375.0 million on the revolving loan facility. Use of these proceeds was to retire existing term loan debt and to facilitate the closing of the Wright acquisition as well as other acquisitions. The Credit Facility terminates on May 20, 2019, but either or both of the revolving credit facility and the term loans may be extended for two additional one year periods at the Company’s request and at the discretion of the respective lenders. Interest and facility fees in respect to the Credit Facility are based upon the better of the Company’s net debt leverage ratio or a non-credit enhanced senior unsecured long-term debt rating. Based upon the Company’s net debt leverage ratio, the rates of interest charged on the term loan are 1.000% to 1.750%, and the revolving loan is 0.850% to 1.500% above the adjusted LIBOR rate for outstanding amounts drawn. There are fees included in the facility which include a facility fee based upon the revolving credit commitments of the lenders (whether used or unused) at a rate of 0.150% to 0.250% and letter of credit fees based upon the amounts of outstanding secured or unsecured letters of credit. The Credit Facility includes various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers.
On June 28, 2017, the Company entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) with the lenders named therein, JPMorgan Chase Bank, N.A. as administrative agent and certain other banks as co-syndication agents and co-documentation agents. The Amended and Restated Credit Agreement amended and restated the credit agreement dated April 17, 2014, among such parties (the “Original Credit Agreement”). The Amended and Restated Credit Agreement extends the applicable maturity date of the existing revolving credit facility (the “Facility”) of $800.0 million to June 28, 2022 and re-evidences unsecured term loans at $400.0 million, while also extending the applicable maturity date to June 28, 2022. The quarterly term loan principal amortization schedule was reset. At the time of the execution of the Amended and Restated Credit Agreement, $67.5 million of principal from the original unsecured term loans was repaid using operating cash balances, and the Company added an additional $2.8 million in debt issuance costs related to the Facility to the Consolidated Balance Sheet. The Company also expensed to the Consolidated Statements of Income $0.2 million of debt issuance costs related to the Original Credit Agreement due to certain lenders exiting prior to execution of the Amended and Restated Credit Agreement. The Company also carried forward $1.6 million on the Consolidated Balance Sheet the remaining unamortized portion of the Original Credit Agreement debt issuance costs, which will be amortized over the term of the Amended and Restated Credit Agreement. On December 31, 2017, the Company made a scheduled principal payment of $5.0 million per the terms of the Amended and Restated Credit Agreement. As of December 31, 2017, there was an outstanding debt balance issued under the term loan of the Amended and Restated Credit Agreement of $385.0 million with no borrowings outstanding against the Facility. Per the terms of the Amended and Restated Credit Agreement, a scheduled principal payment of $5.0 million is due March 31, 2018.
On September 18, 2014, the Company issued $500.0 million of 4.200% unsecured senior notes due in 2024. The senior notes were given investment grade ratings of BBB-/Baa3 with a stable outlook. The notes are subject to certain covenant restrictions and regulations which are customary for credit rated obligations. At the time of funding, the proceeds were offered at a discount of the original note amount which also excluded an underwriting fee discount. The net proceeds received from the issuance were used to repay the outstanding balance of $475.0 million on the revolving Credit Facility and for other general corporate purposes. As of December 31, 2017 and 2016, there was an outstanding debt balance of $500.0 million exclusive of the associated discount balance.
In conjunction with the acquisition of Social Security Advocates for the Disabled LLC (“SSAD”) effective February 1, 2016, the company agreed to a $0.5 million promissory note incurred as a payment to the sellers and payable after the one-year anniversary of the acquisition. The note had a nominal rate of interest 0.81%. On March 10, 2017, the promissory note was settled, plus any outstanding accrued interest, using cash.
The Master Agreement and the Amended and Restated Credit Agreement require the Company to maintain certain financial ratios and comply with certain other covenants. The Company was in compliance with all such covenants as of December 31, 2017 and 2016.
The 30-day Adjusted LIBOR Rate as of December 31, 2017 was 1.625%.
Interest paid in 2017, 2016 and 2015 was $36.2 million, $37.7 million, and $37.5 million, respectively.
At December 31, 2017, maturities of long-term debt were $120.0 million in 2018, $30.0 million in 2019, $40.0 million in 2020, $40.0 million in 2021, $255.0 million in 2022 and $500.0 million in 2024.
NOTE 9· Income Taxes
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”). The Tax Reform Act makes broad and complex changes to the U.S. tax code that affected our income tax rate in 2017. The Tax Reform Act reduces the U.S. federal corporate income tax rate from 35.0% to 21.0% and requires companies to pay a one-time transition tax on certain unrepatriated earnings from foreign subsidiaries that is payable over eight years. The Tax Reform Act also establishes new tax laws that became effective January 1, 2018.

ASC 740 requires a company to record the effects of a tax law change in the period of enactment, however, shortly after the enactment of the Tax Reform Act, the SEC staff issued SAB 118, which allows a company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law. The measurement period ends when the company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year.
We have made a reasonable estimate of the impact of the Tax Reform Act and recorded a one-time credit in our 2017 income tax expense of $120.9 million, which reflects an estimated reduction in our deferred income tax liabilities of $124.2 million as a result of the maximum federal rate decreasing to 21.0% from 35.0%, which was partially offset by an estimated increase in income tax payable in the amount of $3.3 million as a result of the transition tax on cash and cash equivalent balances related to untaxed accumulated earnings associated with our international operations. We are continuing to gather additional information related to estimates surrounding the re-measurement of our deferred tax liabilities and the transition tax on unrepatriated earnings.
Significant components of the provision for income taxes for the years ended December 31 are as follows:

(in thousands)	2017	2016	2015
Current:
Federal	$129,954	$126,145	$118,490
State	21,392	21,110	17,625
Foreign	929	590	430
Total current provision	152,275	147,845	136,545
Deferred:
Federal	18,999	15,551	18,416
State	2,984	2,612	4,280
Foreign	—	—	—
Tax Reform Act deferred tax revaluation	(124,166)	—	—
Total deferred provision	(102,183)	18,163	22,696
Total tax provision	$50,092	$166,008	$159,241

A reconciliation of the differences between the effective tax rate and the federal statutory tax rate for the years ended December 31 is as follows:

	2017	2016	2015
Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.8	3.9	3.9
Non-deductible employee stock purchase plan expense	0.3	0.3	0.3
Non-deductible meals and entertainment	0.3	0.3	0.3
Tax Reform Act deferred tax revaluation and transition tax impact	(26.9)	—	—
Other, net	(1.4)	(0.3)	0.1
Effective tax rate	11.1%	39.2%	39.6%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the corresponding amounts used for income tax reporting purposes.

Significant components of Brown & Brown’s net deferred tax liabilities as of December 31 are as follows:

(in thousands)	2017	2016
Non-current deferred tax liabilities:
Intangible assets	$306,351	$422,478
Fixed assets	2,723	6,425
Net unrealized holding (loss)/gain on available-for-sale securities	(6)	(12)
Total non-current deferred tax liabilities	309,068	428,891
Non-current deferred tax assets:
Deferred compensation	36,701	44,912
Accruals and reserves	7,534	14,032
Deferred profit-sharing contingent commissions	7,107	10,567
Net operating loss carryforwards	2,434	2,394
Valuation allowance for deferred tax assets	(893)	(700)
Total non-current deferred tax assets	52,883	71,205
Net non-current deferred tax liability	$256,185	$357,686

Income taxes paid in 2017, 2016 and 2015 were $152.0 million, $143.1 million and $132.9 million, respectively.
At December 31, 2017, Brown & Brown had net operating loss carryforwards of $0.1 million and $52.2 million for federal and state income tax reporting purposes, respectively, portions of which expire in the years 2018 through 2037. The federal carryforward is derived from insurance operations acquired by Brown & Brown in 2001. The state carryforward amount is derived from the operating results of certain subsidiaries and from the 2013 stock acquisition of Beecher Carlson Holdings, Inc.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2017	2016	2015
Unrecognized tax benefits balance at January 1	$750	$584	$113
Gross increases for tax positions of prior years	1,070	412	773
Gross decreases for tax positions of prior years	—	(41)	—
Settlements	(126)	(205)	(302)
Unrecognized tax benefits balance at December 31	$1,694	$750	$584

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2017, 2016 and 2015 the Company had $228,608, $86,191 and $102,171 of accrued interest and penalties related to uncertain tax positions, respectively.
The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized was $1.7 million as of December 31, 2017, $750,258 as of December 31, 2016 and $583,977 as of December 31, 2015. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.
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
The Company is subject to taxation in the United States and various state jurisdictions. The Company is also subject to taxation in the United Kingdom. In the United States, federal returns for fiscal years 2013 through 2016 remain open and subject to examination by the IRS. The Company files and remits state income taxes in various states where the Company has determined it is required to file state income taxes. The Company’s filings with those states remain open for audit for the fiscal years 2011 through 2017. In the United Kingdom, the Company’s filings remain open for audit for the fiscal years 2016 and 2017.

During 2017, the Company settled the previously disclosed IRS income tax audit of The Wright Insurance Group for the short period ended May 1, 2014. Pursuant to the agreement in which the Company acquired The Wright Insurance Group, the Company was fully indemnified for all audit-related assessments. The Company and one of its subsidiaries, The Advocator Group, LLC, is currently under examination by the State of Massachusetts for the fiscal year 2013 through 2014.  There are no other federal or state income tax audits as of December 31, 2017.
As a result of the Tax Reform Act, the Company has recorded a transition tax of $3.2 million. As of December 31, 2017, the Company has estimated $20.9 million of cash and cash equivalent balances related to accumulated earnings associated with our international operations. We are continuing to gather additional information related to estimates surrounding the transition tax on unrepatriated earnings. In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations.
NOTE 10· Employee Savings Plan
The Company has an Employee Savings Plan (401(k)) in which substantially all employees with more than 30 days of service are eligible to participate. Under this plan, Brown & Brown makes matching contributions of up to 4.0% of each participant’s annual compensation. Prior to 2014, the Company’s matching contribution was up to 2.5% of each participant’s annual compensation with an additional discretionary profit-sharing contribution each year, which equaled 1.5% of each eligible employee’s compensation. The Company’s contributions to the plan totaled $19.6 million in 2017, $19.3 million in 2016 and $17.8 million in 2015.
NOTE 11· Stock-Based Compensation
Performance Stock Plan
In 1996, Brown & Brown adopted and the shareholders approved a performance stock plan, under which until the suspension of the plan in 2010, up to 14,400,000 Performance Stock Plan (“PSP”) shares could be granted to key employees contingent on the employees’ future years of service with Brown & Brown and other performance-based criteria established by the Compensation Committee of the Company’s Board of Directors. Before participants may take full title to Performance Stock, two vesting conditions must be met. Of the grants currently outstanding, specified portions satisfied the first condition for vesting based upon 20% incremental increases in the 20-trading-day average stock price of Brown & Brown’s common stock from the price on the business day prior to date of grant. Performance Stock that has satisfied the first vesting condition is considered “awarded shares.” Awarded shares are included as issued and outstanding common stock shares and are included in the calculation of basic and diluted EPS. Dividends are paid on awarded shares and participants may exercise voting privileges on such shares. Awarded shares satisfy the second condition for vesting on the earlier of a participant’s: (i) 15 years of continuous employment with Brown & Brown from the date shares are granted to the participants (or, in the case of the July 2009 grant to Powell Brown, 20 years), (ii) attainment of age 64 (on a prorated basis corresponding to the number of years since the date of grant), or (iii) death or disability. On April 28, 2010, the PSP was suspended and any remaining authorized, but unissued shares, as well as any shares forfeited in the future, will be reserved for issuance under the 2010 Stock Incentive Plan (the “SIP”).
At December 31, 2017, 5,156,954 shares had been granted under the PSP. As of December 31, 2017, 847,238 shares had met the first condition of vesting and had been awarded, and 4,309,716 shares had satisfied both conditions of vesting and had been distributed to participants. Of the shares that have not vested as of December 31, 2017, the initial stock prices ranged from $15.58 to $25.68.
The Company uses a path-dependent lattice model to estimate the fair value of PSP grants on the grant date.

A summary of PSP activity for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Weighted- Average Grant Date Fair Value	Granted Shares	Awarded Shares	Shares Not Yet Awarded
Outstanding at January 1, 2015	$8.71	1,928,631	1,903,213	25,418
Granted	$—	—	—	—
Awarded	$—	—	—	—
Vested	$5.55	(208,889)	(208,889)	—
Forfeited	$9.78	(117,528)	(100,110)	(17,418)
Outstanding at December 31, 2015	$9.03	1,602,214	1,594,214	8,000
Granted	$—	—	—	—
Awarded	$—	—	4,000	(4,000)
Vested	$6.39	(506,422)	(506,422)	—
Forfeited	$10.52	(92,517)	(88,517)	(4,000)
Outstanding at December 31, 2016	$10.23	1,003,275	1,003,275	—
Granted	$—	—	—	—
Awarded	$—	—	—	—
Vested	$9.61	(138,801)	(138,801)	—
Forfeited	$10.47	(17,236)	(17,236)	—
Outstanding at December 31, 2017	$10.32	847,238	847,238	—

The total fair value of PSP grants that vested during each of the years ended December 31, 2017, 2016 and 2015 was $6.3 million, $18.1 million and $6.8 million, respectively.
Stock Incentive Plan
On April 28, 2010, the shareholders of Brown & Brown, Inc. approved the Stock Incentive Plan (“SIP”) that provides for the granting of stock options, stock, restricted stock units, and/or stock appreciation rights to employees and directors contingent on criteria established by the Compensation Committee of the Company’s Board of Directors. The principal purpose of the SIP is to attract, incentivize and retain key employees by offering those persons an opportunity to acquire or increase a direct proprietary interest in the Company’s operations and future success. The SIP includes a sub-plan applicable to Decus Insurance Brokers Limited (“Decus”) which, is a subsidiary of Decus Holdings (U.K.) Limited. The shares of stock reserved for issuance under the SIP are any shares that are authorized for issuance under the PSP and not already subject to grants under the PSP, and that were outstanding as of April 28, 2010, the date of suspension of the PSP, together with PSP shares and SIP shares forfeited after that date. As of April 28, 2010, 6,046,768 shares were available for issuance under the PSP, which were then transferred to the SIP. In addition, in May 2016 and May 2017 our shareholders approved an amendment to the SIP to increase the shares available for issuance by an additional 1,200,000 and 1,300,000, respectively.
The Company has granted stock grants to our employees in the form of Restricted Stock Awards and Performance Stock Awards under the SIP. To date, a substantial majority of stock grants to employees under the SIP vest in four to ten years The Performance Stock Awards are subject to the achievement of certain performance criteria by grantees, which may include growth in a defined book of business, organic growth and operating profit growth of a profit center, EBITDA growth, organic growth of the Company and consolidated EPS growth at certain levels of the Company. The performance measurement period ranges from three to five years. Beginning in 2016, certain Performance Stock Awards have a payout range between 0% to 200% depending on the achievement against the stated performance target. Prior to 2016, the majority of the grants had a binary performance measurement criteria that only allowed for 0% or 100% payout.
Non-employee members of the Board of Directors received shares annually issued pursuant to the SIP as part of their annual compensation. A total of 15,700 shares were issued in January 2015, 16,860 shares were issued in January 2016 and 11,350 shares were issued in January 2017.

The following table sets forth information as of December 31, 2017, 2016 and 2015, with respect to the number of time-based restricted shares granted and awarded, the number of performance-based restricted shares granted, and the number of performance-based restricted shares awarded under our Performance Stock Plan and 2010 Stock Incentive Plan:

Year	Time-Based Restricted Stock Granted and Awarded	Performance-Based Restricted Stock Granted		Performance-Based Restricted Stock Awarded
2017	120,667	575,789	(1)	163,404
2016	182,653	789,446	(2)	1,435,319
2015	164,646	316,520		—

(1)
Of the 575,789 shares of performance-based restricted stock granted in 2017, the payout for 320,826 shares may be increased up to 200% of the target or decreased to zero, subject to the level of performance attained. The amount reflected in the table includes all restricted stock grants at a target payout of 100%.

(2)
Of the 789,446 shares of performance-based restricted stock granted in 2016, the payout for 353,132 shares may be increased up to 200% of the target or decreased to zero, subject to the level of performance attained. The amount reflected in the table includes all restricted stock grants at a target payout of 100%.

At December 31, 2017, 4,197,920 shares were available for future grants. This amount is calculated assuming the maximum payout for all restricted stock grants.
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
A summary of SIP activity for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Weighted- Average Grant Date Fair Value	Granted Shares	Awarded Shares	Shares Not Yet Awarded
Outstanding at January 1, 2015	$28.19	6,659,047	1,060,890	5,598,157
Granted	$31.74	481,166	164,646	316,520
Awarded	$—	—	—	—
Vested	$—	—	—	—
Forfeited	$26.32	(863,241)	(95,542)	(767,699)
Outstanding at December 31, 2015	$28.74	6,276,972	1,129,994	5,146,978
Granted	$35.52	972,099	182,653	789,446	(1)
Awarded	$24.93	—	1,431,319	(1,431,319)
Vested	$27.31	(166,884)	(166,884)	—
Forfeited	$25.34	(954,131)	(175,788)	(778,343)
Outstanding at December 31, 2016	$29.96	6,128,056	2,401,294	3,726,762
Granted	$41.65	696,456	120,667	575,789	(2)
Awarded	$31.44	—	163,404	(163,404)
Vested	$25.22	(242,457)	(242,457)	—
Forfeited	$29.77	(171,060)	(38,106)	(132,954)
Outstanding at December 31, 2017	$31.16	6,410,995	2,404,802	4,006,193

(1)
Of the 789,446 shares of performance-based restricted stock granted in 2016, the payout for 353,132 shares may be increased up to 200% of the target or decreased to zero, subject to the level of performance attained. The amount reflected in the table includes all restricted stock grants at a target payout of 100%.

(2)
Of the 575,789 shares of performance-based restricted stock granted in 2016, the payout for 320,826 shares may be increased up to 200% of the target or decreased to zero, subject to the level of performance attained. The amount reflected in the table includes all restricted stock grants at a target payout of 100%.

Employee Stock Purchase Plan
The Company has a shareholder-approved Employee Stock Purchase Plan (“ESPP”) with a total of 17,000,000 authorized shares of which 4,151,251 were available for future subscriptions as of December 31, 2017. Employees of the Company who regularly work 20 hours or more per week are eligible to participate in the ESPP. Participants, through payroll deductions, may allot up to 10% of their compensation towards the purchase of a maximum of $25,000 worth of Company stock between August 1st of each year and the following July 31st (the “Subscription Period”) at a cost of 85% of the lower of the stock price as of the beginning or end of the Subscription Period.
The Company estimates the fair value of an ESPP share option as of the beginning of the Subscription Period as the sum of: (1) 15% of the quoted market price of the Company’s stock on the day prior to the beginning of the Subscription Period, and (2) 85% of the value of a one-year stock option on the Company stock using the Black-Scholes option-pricing model. The estimated fair value of an ESPP share option as of the Subscription Period beginning in August 2017 was $8.64. The fair values of an ESPP share option as of the Subscription Periods beginning in August 2016 and 2015, were $7.61 and $6.43, respectively.
For the ESPP plan years ended July 31, 2017, 2016 and 2015, the Company issued 529,012, 514,665 and 539,389 shares of common stock, respectively. These shares were issued at an aggregate purchase price of $16.4 million, or $31.03 per share, in 2017, $15.0 million, or $29.23 per share, in 2016, and $14.4 million, or $26.62 per share, in 2015.

For the five months ended December 31, 2017, 2016 and 2015 (portions of the 2017-2018, 2016-2017 and 2015-2016 plan years), 217,514, 247,023 and 231,803 shares of common stock (from authorized but unissued shares), respectively, were subscribed to by ESPP participants for proceeds of approximately $8.2 million, $7.7 million and $6.8 million, respectively.
Incentive Stock Option Plan
On April 21, 2000, Brown & Brown adopted, and the shareholders approved, a qualified incentive stock option plan (the “ISOP”) that provides for the granting of stock options to certain key employees for up to 4,800,000 shares of common stock. On December 31, 2008, the ISOP expired. The objective of the ISOP was to provide additional performance incentives to grow Brown & Brown’s pre-tax income in excess of 15% annually. The options were granted at the most recent trading day’s closing market price and vest over a period of 1-to-10 years , with a potential acceleration of the vesting period to 3-to-6 years based upon achievement of certain performance goals. All of the options expire 10 years after the grant date.
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

A summary of stock option activity for the years ended December 31, 2017, 2016 and 2015 is as follows:

Stock Options	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	470,356	$18.57	3.1	$5,087
Granted	—	$—
Exercised	(151,767)	$18.48
Forfeited	(49,000)	$19.36
Expired	—	$—
Outstanding at December 31, 2015	269,589	$18.48	2.2	$2,395
Granted	—	$—
Exercised	(64,589)	$18.48
Forfeited	(30,000)	$18.48
Expired	—	$—
Outstanding at December 31, 2016	175,000	$18.48	1.2	$4,616
Granted	—	$—
Exercised	(175,000)	$18.48
Forfeited	—	$—
Expired	—	$—
Outstanding at December 31, 2017	—	$—	N/A	$—
Ending vested and expected to vest at December 31, 2017	—	$—	N/A	$—
Exercisable at December 31, 2017	—	$—	N/A	$—
Exercisable at December 31, 2016	175,000	$18.48	1.2	$4,616
Exercisable at December 31, 2015	164,589	$18.48	2.2	$2,241

The total intrinsic value of options exercised, determined as of the date of exercise, during the years ended December 31, 2017, 2016 and 2015 was $4.7 million, $1.0 million and $2.2 million, respectively. The total intrinsic value is calculated as the difference between the exercise price of all underlying awards and the quoted market price of the Company’s stock for all in-the-money stock options at December 31, 2017, 2016 and 2015, respectively.
There are no option shares available for future grant under the ISOP since this plan expired as of December 31, 2008.
Summary of Non-Cash Stock-Based Compensation Expense
The non-cash stock-based compensation expense for the years ended December 31 is as follows:

(in thousands)	2017	2016	2015
Stock Incentive Plan	$24,899	$11,049	$11,111
Employee Stock Purchase Plan	4,025	3,698	3,430
Performance Stock Plan	1,707	1,305	972
Incentive Stock Option Plan	—	—	—
Total	$30,631	$16,052	$15,513

Summary of Unamortized Compensation Expense
As of December 31, 2017, there was approximately $87.9 million of unamortized compensation expense related to all non-vested stock-based compensation arrangements granted under the Company’s stock-based compensation plans. That expense is expected to be recognized over a weighted-average period of 3.62 years.

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

	For the Year Ended December 31,
(in thousands)	2017	2016	2015
Cash paid during the period for:
Interest	$36,172	$37,652	$37,542
Income taxes	$152,024	$143,111	$132,874
Brown & Brown’s significant non-cash investing and financing activities are summarized as follows:

	For the Year Ended December 31,
(in thousands)	2017	2016	2015
Other payables issued for purchased customer accounts	$11,708	$10,664	$10,029
Estimated acquisition earn-out payables and related charges	$6,921	$4,463	$36,899
Notes payable issued or assumed for purchased customer accounts	$—	$492	$—
Notes received on the sale of fixed assets and customer accounts	$—	$22	$7,755

The following is a reconciliation of cash and cash equivalents inclusive of restricted cash as of December 31, 2017, 2016 and 2015.

	Balance as of December 31,
(in thousands)	2017	2016	2015
Table to reconcile cash and cash equivalents inclusive of restricted cash
Cash and cash equivalents	$573,383	$515,646	443,420
Restricted cash	250,705	265,637	229,753
Total cash and cash equivalents inclusive of restricted cash at the end of the period	$824,088	$781,283	673,173

NOTE 13· Commitments and Contingencies
Operating Leases
Brown & Brown leases facilities and certain items of office equipment under non-cancelable operating lease arrangements expiring on various dates through 2042. The facility leases generally contain renewal options and escalation clauses based upon increases in the lessors’ operating expenses and other charges. Brown & Brown anticipates that most of these leases will be renewed or replaced upon expiration. At December 31, 2017, the aggregate future minimum lease payments under all non-cancelable lease agreements were as follows:

(in thousands)
2018	$42,970
2019	39,005
2020	34,236
2021	27,715
2022	21,996
Thereafter	44,496
Total minimum future lease payments	$210,418
Rental expense in 2017, 2016 and 2015 for operating leases totaled $51.0 million, $49.3 million and $46.0 million, respectively.

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
The Company’s accruals for legal matters that were probable and estimable were not material at December 31, 2017 and 2016. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could adversely impact the Company’s operating results, cash flows and overall liquidity. The Company maintains third-party insurance policies to provide coverage for certain legal claims, in an effort to mitigate its overall exposure to unanticipated claims or adverse decisions. However, as (i) one or more of the Company’s insurance carriers could take the position that portions of these claims are not covered by the Company’s insurance, (ii) to the extent that payments are made to resolve claims and lawsuits, applicable insurance policy limits are eroded and (iii) the claims and lawsuits relating to these matters are continuing to develop, it is possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by unfavorable resolutions of these matters. Based upon the AM Best Company ratings of these third-party insurers, management does not believe there is a substantial risk of an insurer’s material non-performance related to any current insured claims.
On the basis of current information, the availability of insurance and legal advice, in management’s opinion, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, would have a material adverse effect on its financial condition, operations and/or cash flows.

NOTE 14· Quarterly Operating Results (Unaudited)
Quarterly operating results for 2017 and 2016 were as follows:

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017
Total revenues	$465,080	$466,305	$475,646	$474,316
Total expenses	$354,113	$358,303	$351,227	$367,982
Income before income taxes	$110,967	$108,002	$124,419	$106,334
Net income	$70,110	$66,102	$75,913	$187,505
Net income per share:
Basic	$0.50	$0.47	$0.54	$1.35
Diluted	$0.49	$0.46	$0.53	$1.32	(1)
2016
Total revenues	$424,173	$446,518	$462,274	$433,664
Total expenses	$321,624	$337,441	$345,302	$338,763
Income before income taxes	$102,549	$109,077	$116,972	$94,901
Net income	$62,070	$66,250	$71,545	$57,626
Net income per share:
Basic	$0.45	$0.47	$0.51	$0.41
Diluted	$0.44	$0.47	$0.50	$0.41

(1)	Includes $0.85 impact associated with recording impact of Tax Reform Act.
Quarterly financial results are affected by seasonal variations. The timing of the Company’s receipt of profit-sharing contingent commissions, policy renewals and acquisitions may cause revenues, expenses and net income to vary significantly between quarters.
NOTE 15· Segment Information
Brown & Brown’s business is divided into four reportable segments: (1) the Retail Segment, which provides a broad range of insurance products and services to commercial, public and quasi-public entities, and to professional and individual customers, (2) the National Programs Segment, which acts as a MGA, provides professional liability and related package products for certain professionals, a range of insurance products for individuals, flood coverage, and targeted products and services designated for specific industries, trade groups, governmental entities and market niches, all of which are delivered through nationwide networks of independent agents, and Brown & Brown retail agents, (3) the Wholesale Brokerage Segment, which markets and sells excess and surplus commercial and personal lines insurance, primarily through independent agents and brokers, as well as Brown & Brown retail agents, and (4) the Services Segment, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare Set-aside services, Social Security disability and Medicare benefits advocacy services and claims adjusting services.
Brown & Brown conducts all of its operations within the United States of America, except for a Wholesale Brokerage operation based in London, England, and Retail operations in Bermuda and the Cayman Islands. These operations earned $15.9 million, $14.5 million and $13.4 million of total revenues for the years ended December 31, 2017, 2016 and 2015, respectively. Long-lived assets held outside of the United States during each of these three years were not material. Additionally, we have a licenses to operate as a broker in various Canadian provinces.
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

	For the year ended December 31, 2017
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$943,460	$479,813	$271,737	$165,372	$20,965	$1,881,347
Investment income	$8	$384	$—	$299	$935	$1,626
Amortization	$42,164	$27,277	$11,456	$4,548	$1	$85,446
Depreciation	$5,210	$6,325	$1,885	$1,600	$7,678	$22,698
Interest expense	$31,133	$35,561	$6,263	$3,522	$(38,163)	$38,316
Income before income taxes	$196,616	$109,961	$68,844	$30,498	$43,803	$449,722
Total assets	$4,255,515	$3,267,486	$1,260,239	$399,240	$(3,434,930)	$5,747,550
Capital expenditures	$4,494	$5,936	$1,836	$1,033	$10,893	$24,192

	For the year ended December 31, 2016
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$917,406	$448,516	$243,103	$156,365	$1,239	$1,766,629
Investment income	$37	$628	$4	$283	$504	$1,456
Amortization	$43,447	$27,920	$10,801	$4,485	$10	$86,663
Depreciation	$6,191	$7,868	$1,975	$1,881	$3,088	$21,003
Interest expense	$38,216	$45,738	$3,976	$4,950	$(53,399)	$39,481
Income before income taxes	$188,001	$91,762	$62,623	$24,338	$56,775	$423,499
Total assets(1)	$3,854,393	$2,711,378	$1,108,829	$371,645	$(2,783,511)	$5,262,734
Capital expenditures	$5,951	$6,977	$1,301	$656	$2,880	$17,765

	For the year ended December 31, 2015
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$870,346	$428,734	$216,996	$145,365	$(932)	$1,660,509
Investment income	$87	$210	$150	$42	$515	$1,004
Amortization	$45,145	$28,479	$9,739	$4,019	$39	$87,421
Depreciation	$6,558	$7,250	$2,142	$1,988	$2,952	$20,890
Interest expense	$41,036	$55,705	$891	$5,970	$(64,354)	$39,248
Income before income taxes	$181,938	$67,673	$64,708	$19,713	$68,527	$402,559
Total assets(1)	$3,507,476	$2,503,537	$895,782	$285,459	$(2,212,410)	$4,979,844
Capital expenditures	$6,797	$6,001	$3,084	$1,088	$1,405	$18,375

(1)	Total assets have been restated to reflect the adoption of ASU No. 2015-17, “Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”).
NOTE 16· Reinsurance
Although the reinsurers are liable to the Company for amounts reinsured, our subsidiary, WNFIC remains primarily liable to its policyholders for the full amount of the policies written whether or not the reinsurers meet their obligations to the Company when they become due. The effects of reinsurance on premiums written and earned at December 31 are as follows:

	2017		2016
(in thousands)	Written	Earned	Written	Earned
Direct premiums	$604,623	$592,267	$591,142	$592,123
Assumed premiums	—	—	—	—
Ceded premiums	604,610	592,254	591,124	592,105
Net premiums	$13	$13	$18	$18

All premiums written by WNFIC under the National Flood Insurance Program are 100% ceded to FEMA, for which WNFIC received a 30.9% expense allowance from January 1, 2017 through December 31, 2017. As of December 31, 2017 and 2016, the Company ceded $602.9 million and $589.5 million of written premiums, respectively.
Effective April 1, 2014, WNFIC is also a party to a quota share agreement whereby it cedes 100% of its gross excess flood premiums, excluding fees, to Arch Reinsurance Company and receives a 30.5% commission. WNFIC ceded $1.7 million and $1.6 million for the years ended December 31, 2017 and 2016. As of December 31, 2017, WNFIC had $1.1 million in paid excess flood losses, $16,606 in loss adjustment expenses, case reserves of $838,307 and incurred but not reported of $1.5 million.
WNFIC also ceded 100%, of the Homeowners, Private Passenger Auto Liability, and Other Liability Occurrence to Stillwater Insurance Company, formerly known as Fidelity National Insurance Company. This business is in runoff. Therefore, only loss data still exists on this business. As of December 31, 2017, no ceded unpaid losses and loss adjustment expenses or incurred but not reported balance for Homeowners, Private Passenger Auto Liability and Other Liability Occurrence.
As of December 31, 2017, the Consolidated Balance Sheet contained Reinsurance recoverable of $477.8 million and Prepaid reinsurance premiums of $321.0 million. As of December 31, 2016, the Consolidated Balance Sheet contained reinsurance recoverable of $78.1 million and prepaid reinsurance premiums of $308.7 million. There was $1.1 million net activity in the reserve for losses and loss adjustment expense for the year ended December 31, 2017, and no net activity in the reserve for losses and loss adjustment expense for the year ended December 31, 2016, as WNFIC’s direct premiums written were 100% ceded to two reinsurers. The balance of the reserve for losses and loss adjustment expense, excluding related reinsurance recoverables was $477.8 million as of December 31, 2017 and $78.1 million as of December 31, 2016.
NOTE 17· Statutory Financial Information
WNFIC maintains capital in excess of minimum statutory amount of $7.5 million as required by regulatory authorities. The statutory capital and surplus of WNFIC was $28.7 million as of December 31, 2017 and $23.5 million as of December 31, 2016. As of December 31, 2017 and 2016, WNFIC generated statutory net income of $4.8 million and $8.2 million, respectively.

NOTE 18· Subsidiary Dividend Restrictions
Under the insurance regulations of Texas, where WNFIC in incorporated, the maximum amount of ordinary dividends that WNFIC can pay to shareholders in a rolling twelve month period is limited to the greater of 10% of statutory adjusted capital and surplus as shown on WNFIC’s last annual statement on file with the superintendent of the Texas Department of Insurance or 100% of adjusted net income. There was no dividend payout in 2017 and the maximum dividend payout that may be made in 2018 without prior approval is $4.8 million.
NOTE 19· Shareholders’ Equity
On July 18, 2014, the Company’s Board of Directors authorized the repurchase of up to $200.0 million of its shares of common stock, and on July 20, 2015, the Company’s Board of Directors authorized the repurchase of up to an additional $400.0 million of the Company’s outstanding common stock. Under the authorization from the Company’s Board of Directors, shares may be purchased from time to time, at the Company’s discretion and subject to the availability of stock, market conditions, the trading price of the stock, alternative uses for capital, the Company’s financial performance and other potential factors. These purchases may be carried out through open market purchases, block trades, accelerated share repurchase plans of up to $100.0 million each (unless otherwise approved by the Board of Directors), negotiated private transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.
Between May 18, 2017 and July 14, 2017, the Company made share repurchases in the open market in total of 348,460 shares at a total cost of $14.9 million.
On August 14, 2017, the Company entered into accelerated share repurchase agreement ("ASR") with an investment bank to purchase an aggregate $50.0 million of the Company's common stock. As part of the ASR, the company received an initial delivery of 967,888 shares of the Company's common stock with a fair market value of approximately $42.5 million. Upon maturity of the program, the Company received 108,288 shares, relieving the remaining balance of $7.5 million at settlement on October 16, 2017 for a total delivery of 1,076,176 shares of the Company's common stock.
On November 14, 2017, the Company entered into an ASR with an investment bank to purchase an aggregate $75.0 million of the Company's common stock. As part of the ASR, the company received an initial delivery of 1,290,486 shares of the Company's common stock with a fair market value of approximately $63.8 million. Upon maturity of the program, the Company received 168,227 shares, relieving the remaining balance of $11.2 million at settlement on February 9, 2018 for a total delivery of 1,458,713 shares of the Company's common stock.
During 2014, the Company repurchased 2,384,760 shares at an average price per share of $31.46 for a total cost of $75.0 million under the original share repurchase authorization from the Board of Directors on July 18, 2014. During 2015, the Company repurchased 5,408,819 shares at an average price per share of $32.35 for a total cost of $175.0 million under the current share repurchase authorization, while exhausting the previous authorization of $200.0 million from the Board of Directors in 2014. During 2016, the Company repurchased 209,618 shares at an average price per share of $36.53 for a total cost of $7.7 million under the current share repurchase authorization. At December 31, 2017, the remaining amount authorized by our Board of Directors for share repurchases was $238.7 million. Under the authorized repurchase programs, the Company has repurchased a total of approximately 10.7 million shares for an aggregate cost of approximately $386.3 million between 2014 and 2017.
NOTE 20· Subsequent Event
On February 26, 2018, the Company’s Board of Directors authorized a 2-for-1 stock split of the Company’s common stock. The stock split will be effectuated by distributing one additional share to each shareholder of record on March 14, 2018 for every share of common stock then owned.
The Company expects the additional shares issued in connection with the split to be distributed on March 28, 2018. As a result of the stock split, the number of outstanding shares of common stock will increase from approximately 138 million to approximately 276 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Brown & Brown, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Brown & Brown, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes  (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants

Tampa, Florida
February 28, 2018

We have served as the Company’s auditor since 2002.

ITEM 9. Changes in and Disagreements with Accountants and Financial Disclosure.
There were no changes in or disagreements with accountants on accounting and financial disclosure in 2017.
ITEM 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation (the “Evaluation”) required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of December 31, 2017. Based upon the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosures.
Changes in Internal Controls
There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Brown & Brown, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Brown & Brown, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 28, 2018, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants

Tampa, Florida
February 28, 2018

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
Based upon Brown & Brown’s evaluation under the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that internal control over financial reporting was effective as of December 31, 2017. Management’s internal control over financial reporting as of December 31, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Brown & Brown, Inc.
Daytona Beach, Florida
February 28, 2018

/s/ J. Powell Brown	/s/ R. Andrew Watts
J. Powell Brown Chief Executive Officer	R. Andrew Watts Executive Vice President, Chief Financial Officer and Treasurer

ITEM 9B. Other Information.
None
PART III
ITEM 10. Directors, Executive Officers and Corporate Governance.
Set forth below is certain information concerning our executive officers as of February 28, 2018. All officers hold office for one-year terms or until their successors are elected and qualified.

Robert W. Lloyd	Executive Vice President; Secretary and General Counsel	53
J. Scott Penny	Executive Vice President; Chief Acquisitions Officer	51
Julie K. Ryan	Executive Vice President; Chief People Officer	46
Anthony T. Strianese	Executive Vice President; President - Wholesale Brokerage Division	56
Chris L. Walker	Executive Vice President; President - Programs Division	60
R. Andrew Watts	Executive Vice President; Chief Financial Officer and Treasurer	49
Robert W. Lloyd.  Mr. Lloyd has served as our General Counsel since 2009 and as Executive Vice President and Corporate Secretary since 2014. He previously served as Vice President from 2006 to 2014, Chief Litigation Officer from 2006 until 2009 and as Assistant General Counsel from 2001 until 2006.   Prior to that, he worked as sales manager and marketing manager, respectively, in our Daytona Beach, Florida retail office.  While working in a sales role, Mr. Lloyd qualified for the Company’s top producer honors (Tangle B) in 2001. He has also earned his Chartered Property Casualty Underwriter (CPCU) and Certified Insurance Counselor (CIC) designations.  Before joining us, Mr. Lloyd practiced law and served as outside counsel to the Company with the law firm of Cobb & Cole, P.A. in Daytona Beach, Florida.  Mr. Lloyd is a Rotarian, a director of the Greater Daytona Beach Area Chamber of Commerce and a member of the Advisory Board of the Central Florida Council - Boy Scouts of America. Since 2015, Mr. Lloyd has served as an independent director of Raydon Corporation, a private company based in Port Orange, Florida.
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
Julie K. Ryan.  Ms. Ryan was appointed Chief People Officer and Executive Vice President in January 2017 and May 2017, respectively.  From September 2015 until January 2017, she served as Director, Human Resources and Learning & Development of Pacific Resources Benefits Advisors, LLC, a subsidiary of the Company.  From 2012 until 2015, Ms. Ryan was employed by BorgWarner Inc., where she held the positions of Manager, Learning & Development from 2014 until 2015, and Manager, Benefits & Organizational Development from 2012 until 2014.  Ms. Ryan was previously employed by BorgWarner Inc. from 2001 until 2007 and prior to that, held a variety of human resources positions with Kimberly-Clark Corporation and Gulfstream Aerospace Corporation, a wholly owned subsidiary of General Dynamics Corporation.  In her role as Chief People Officer, Ms. Ryan is responsible for the oversight of all traditional human resources functions.
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

R. Andrew Watts. Mr. Watts joined the Company as Executive Vice President and Treasurer in February 2014, and was appointed Chief Financial Officer effective March 4, 2014. Prior to joining the Company, he had served as Global Head of Customer Administration for Thomson Reuters since 2011, and from 2008 to 2011, he acted as Chief Financial Officer for multiple segments within the Financial and Risk Division of Thomson Reuters. Prior to 2001, Mr. Watts was the Chief Financial Officer and Co-founder of Textera, an internet start-up company, and worked as a Senior Manager with PricewaterhouseCoopers for nine years. Mr. Watts is a Certified Public Accountant (CPA) and holds a Bachelor of Science degree from Illinois State University.   He was previously the Chairman of the Board for Surflight Theatre from January 2013 through February 2014 and served on that board from July 2012 until February 2014.  He was previously the Chairman of the Board for Make-A-Wish Foundation of New Jersey from 2005 through 2007 and served on that board from 2000 through 2007.
The additional information required by this item regarding directors and executive officers is incorporated herein by reference to our definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Shareholders to be held in 2018 (the “2018 Proxy Statement”) under the headings “Board and Corporate Governance Matters” and “Other Important Information.” We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, and controller. A copy of our Code of Ethics for our Chief Executive Officer and our Senior Financial Officers and a copy of our Code of Business Conduct and Ethics applicable to all employees are posted on our Internet website, at www.bbinsurance.com, and are also available upon written request directed to Corporate Secretary, 220 Brown & Brown, Inc., South Ridgewood Avenue, Daytona Beach, Florida 32114, or by telephone to (386) 252-9601. Any approved amendments to, or waiver of, any provision of the Code of Business Conduct and Ethics will be posted on our website at the above address.

ITEM 11. Executive Compensation.
The information required by this item is incorporated herein by reference to the 2018 Proxy Statement under the heading “Compensation Matters.”
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.
The information required by this item is incorporated herein by reference to the 2018 Proxy Statement under the heading “Security Ownership of Management and Certain Beneficial Owners.”
Information regarding equity compensation plans required by this item is included in Item 5 of Part II of this report and is incorporated into this item by reference.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated herein by reference to the 2018 Proxy Statement under the headings “Director Independence,” “Related Party Transactions Policy” and “Relationships and Transactions with Affiliated Parties.”
ITEM 14. Principal Accounting Fees and Services.
The information required by this item is incorporated herein by reference to the 2018 Proxy Statement under the heading “Fees Paid to Deloitte & Touche LLP.”

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

4.3	Form of the Registrant’s 4.200% Notes due 2024 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on September 18, 2014).

10.1(a)	Employment Agreement, dated and effective as of July 1, 2009 between the Registrant and J. Hyatt Brown (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2009).*

10.1(b)
Executive Employment Agreement, effective as of February 17, 2014, between the Registrant and R. Andrew Watts (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2014).*

10.1(c)
Transition Equity Bonus Performance-Triggered Stock Grant Agreement, effective as of February 17, 2014, between the Registrant and R. Andrew Watts (incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended March 31, 2014).*

10.1(d)	Form of Employment Agreement (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2014).*

10.1(e)	Employment Agreement, dated as of January 9, 2012, between the Registrant and Chris L. Walker (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2013).*

10.2	Registrant’s 2000 Incentive Stock Option Plan for Employees (incorporated by reference to Exhibit 4 to Registration Statement No. 333-43018 on Form S-8 filed on August 3, 2000).*

10.3(a)	Registrant’s Stock Performance Plan (incorporated by reference to Exhibit 4 to Registration Statement No. 333-14925 on Form S-8 filed on October 28, 1996).*

10.3(b)	Registrant’s Stock Performance Plan as amended, effective January 23, 2008 (incorporated by reference to Exhibit 10.6(b) to Form 10-K for the year ended December 31, 2007).*

10.3(c)	Registrant’s Stock Performance Plan as amended, effective July 21, 2009 (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2009).*

10.4	Registrant’s 2010 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 5, 2017).*

10.5(a)	Form of Performance-Based Stock Grant Agreement under 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended December 31, 2010).*

10.5(b)	Form of Performance-Triggered Stock Grant Agreement under 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 8, 2013).*

10.5(c)	Form of Performance Stock Award Agreement under the 2010 Stock Incentive Plan.*

10.5(d)	Form of Restricted Stock Award Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 23, 2016).*

10.5(e)	Form of Director Stock Grant Agreement (incorporated by reference to Exhibit 10.8(e) to Form 10-K filed for the year ended December 31, 2016).

10.6
Amended and Restated Revolving and Term Loan Credit Agreement dated as of January 9, 2012 by and between the Registrant and SunTrust Bank (incorporated by reference to Exhibit 10.17 to Form 10-K for the year ended December 31, 2011).

10.7	Promissory Note dated January 9, 2012, by and between Registrant and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.18 to Form 10-K for the year ended December 31, 2011).

10.8	Letter Agreement dated January 9, 2012 by and between Registrant and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.19 to Form 10-K for the year ended December 31, 2011).

10.9
Term Loan Agreement dated as of January 26, 2012 by and between the Registrant and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.20 to Form 10-K for the year ended December 31, 2011).

10.10
Merger Agreement, dated May 21, 2013, among Brown & Brown, Inc., Brown & Brown Merger Co., Beecher Carlson Holdings, Inc., and BC Sellers’ Representative LLC, solely in its capacity as the representative of Beecher’s shareholders (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2013).

10.11
Agreement and Plan of Merger by and among The Wright Insurance Group, LLC, the Registrant, Brown & Brown Acquisition Group, LLC and Teiva Securityholders Representative, LLC, solely in its capacity as the Representative dated January 15, 2014 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2014).

10.12
Ameded and Restated Credit Agreement dated as of June 28, 2017, among the Registrant, JPMorgan Chase Bank, N.A., Bank of America, N.A., Royal Bank of Canada and SunTrust Bank (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2017).

10.13
Settlement Agreement, dated March 1, 2017, by and among the Company, AssuredPartners, Inc. and certain of its employees and former employees (incorporated by reference to Exhibit 10.1 to the form 10-Q for the quarter ended March 31, 2017).

21	Subsidiaries of the Registrant.

23	Consent of Deloitte & Touche LLP.

24	Powers of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
* Management Contract or Compensatory Plan or Arrangement

ITEM 16. Form 10-K Summary.
None

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROWN & BROWN, INC. Registrant
Date: February 28, 2018	By:	/s/ J. Powell Brown
J. Powell Brown
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ J. Powell Brown	Director; President and Chief Executive Officer (Principal Executive Officer)	February 28, 2018
J. Powell Brown

/s/ R. Andrew Watts	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 28, 2018
R. Andrew Watts

*	Chairman of the Board	February 28, 2018
J. Hyatt Brown

*	Director	February 28, 2018
Samuel P. Bell, III

*	Director	February 28, 2018
Hugh M. Brown

*	Director	February 28, 2018
Bradley Currey, Jr.

*	Director	February 28, 2018
Theodore J. Hoepner

*	Director	February 28, 2018
James S. Hunt

*	Director	February 28, 2018
Toni Jennings

*	Director	February 28, 2018
Timothy R.M. Main

*	Director	February 28, 2018
H. Palmer Proctor, Jr.

*	Director	February 28, 2018
Wendell Reilly

*	Director	February 28, 2018
Chilton D. Varner

*By:	/s/ Robert W. Lloyd
Robert W. Lloyd Attorney-in-Fact