Form 10-Q
period 2018-03-31
BROWN & BROWN, INC.
filed 2018-05-10
CIK 79282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s common stock, $0.10 par value, outstanding as of May 7, 2018 was 276,241,760.

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

•	Our ability to attract, retain and enhance qualified personnel and to maintain our corporate culture;

•	Competition from others in or entering into the insurance agency, wholesale brokerage, insurance programs and related service business;

•
Disintermediation within the insurance industry, including increased competition from insurance companies, technology companies and the financial services industry, as well as the shift away from traditional insurance markets;

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

PART I — FINANCIAL INFORMATION
ITEM 1 — Financial Statements (Unaudited)
BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands, except per share data)	Three months ended March 31,
	2018	2017
REVENUES
Commissions and fees	$500,338	$444,566
Investment income	601	243
Other income, net	522	20,271
Total revenues	501,461	465,080
EXPENSES
Employee compensation and benefits	270,899	245,866
Other operating expenses	76,313	66,919
(Gain)/loss on disposal	(2,420)	(100)
Amortization	20,539	21,620
Depreciation	5,552	6,098
Interest	9,671	9,682
Change in estimated acquisition earn-out payables	2,466	4,028
Total expenses	383,020	354,113
Income before income taxes	118,441	110,967
Income taxes	27,613	40,857
Net income	$90,828	$70,110
Net income per share:
Basic	$0.33	$0.25
Diluted	$0.32	$0.25
Dividends declared per share	$0.08	$0.07
See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except per share data)	March 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$558,248	$573,383
Restricted cash and investments	268,129	250,705
Short-term investments	20,840	24,965
Premiums, commissions and fees receivable	694,266	546,402
Reinsurance recoverable	148,049	477,820
Prepaid reinsurance premiums	292,172	321,017
Other current assets	92,898	47,864
Total current assets	2,074,602	2,242,156
Fixed assets, net	81,131	77,086
Goodwill	2,747,446	2,716,079
Amortizable intangible assets, net	630,283	641,005
Investments	17,558	13,949
Other assets	64,063	57,275
Total assets	$5,615,083	$5,747,550
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Premiums payable to insurance companies	$695,964	$685,163
Losses and loss adjustment reserve	146,847	476,721
Unearned premiums	292,172	321,017
Premium deposits and credits due customers	97,587	91,648
Accounts payable	125,034	64,177
Accrued expenses and other liabilities	157,028	228,748
Current portion of long-term debt	120,000	120,000
Total current liabilities	1,634,632	1,987,474
Long-term debt less unamortized discount and debt issuance costs	851,548	856,141
Deferred income taxes, net	288,653	256,185
Other liabilities	69,657	65,051
Shareholders’ Equity:
Common stock, par value $0.10 per share; authorized 560,000 shares; issued 286,961 shares and outstanding 276,074 shares at 2018, issued 286,929 shares and outstanding 276,210 shares at 2017 - in thousands. 2017 share amounts restated for the 2-for-1 stock split effective March 28, 2018	28,696	28,692
Additional paid-in capital	495,278	483,730
Treasury stock, at cost at 10,887 shares at 2018 and 10,719 shares at 2017, respectively - in thousands.	(397,572)	(386,322)
Retained earnings	2,644,191	2,456,599
Total shareholders’ equity	2,770,593	2,582,699
Total liabilities and shareholders’ equity	$5,615,083	$5,747,550
See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
(in thousands)	2018	2017
Cash flows from operating activities:
Net income	$90,828	$70,110
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	20,539	21,620
Depreciation	5,552	6,098
Non-cash stock-based compensation	7,295	8,564
Change in estimated acquisition earn-out payables	2,466	4,028
Deferred income taxes	(12,093)	10,005
Amortization of debt discount	39	39
Amortization and disposal of deferred financing costs	368	383
Accretion of discounts and premiums, investment	3	8
Net gain on sales of investments, fixed assets and customer accounts	(2,388)	(2)
Payments on acquisition earn-outs in excess of original estimated payables	(715)	(4,547)
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Premiums, commissions and fees receivable decrease	7,667	16,297
Reinsurance recoverables decrease	329,771	38,844
Prepaid reinsurance premiums decrease	28,845	28,521
Other assets decrease	806	1,404
Premiums payable to insurance companies (decrease)	(2,691)	(4,383)
Premium deposits and credits due customers increase	5,910	7,088
Losses and loss adjustment reserve (decrease)	(329,874)	(38,844)
Unearned premiums (decrease)	(28,845)	(28,521)
Accounts payable increase	52,896	45,386
Accrued expenses and other liabilities (decrease)	(94,514)	(77,325)
Other liabilities (decrease)	(2,384)	(14,752)
Net cash provided by operating activities	79,481	90,021
Cash flows from investing activities:
Additions to fixed assets	(9,751)	(3,032)
Payments for businesses acquired, net of cash acquired	(33,576)	—
Proceeds from sales of fixed assets and customer accounts	142	589
Purchases of investments	(6,142)	(379)
Proceeds from sales of investments	6,531	679
Net cash used in investing activities	(42,796)	(2,143)
Cash flows from financing activities:
Payments on acquisition earn-outs	(1,761)	(5,683)
Payments on long-term debt	(5,000)	(14,250)
Issuances of common stock for employee stock benefit plans	720	506
Repurchase shares to fund tax withholdings for non-cash stock-based compensation	(7,659)	(4,742)
Purchase of treasury stock	(11,250)	—
Settlement (prepayment) of accelerated share repurchase program	11,250	—
Cash dividends paid	(20,696)	(18,903)
Net cash used in financing activities	(34,396)	(43,072)
Net increase in cash and cash equivalents inclusive of restricted cash	2,289	44,806
Cash and cash equivalents inclusive of restricted cash at beginning of period	824,088	781,283
Cash and cash equivalents inclusive of restricted cash at end of period	$826,377	$826,089
See accompanying Notes to Condensed Consolidated Financial Statements. Refer to Note 9 for the reconciliations of cash and cash equivalents inclusive of restricted cash.

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
NOTE 2· Basis of Financial Reporting
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of recurring accruals) necessary for a fair presentation have been included. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
The preparation of these financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosures of contingent assets and liabilities, at the date of the Condensed Consolidated Financial Statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which provides guidance for accounting for leases. Under ASU 2016-02, the Company will be required to recognize the assets and liabilities for the rights and obligations created by leased assets. ASU 2016-02 will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company continues to evaluate the impact of this pronouncement with the principal impact being that the present value of the remaining lease payments be presented as a liability on the balance sheet as well as an asset of similar value representing the “Right of Use” for those leased properties. The undiscounted contractual cash payments remaining on leased properties were $210.4 million as of December 31, 2017 as indicated in Note 13 of the Company's Form 10-K and $199.6 million as of March 31, 2018 as detailed in the Liquidity and Capital Resources section of this Quarterly Report on Form 10-Q.
Recently Adopted Accounting Standards
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230)”: Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (“ASU 2016-15”), which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified and applies to all entities, required to present a statement of cash flows under Topic 230. ASU 2016-15 became effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 with early adoption permitted. The Company adopted ASU 2016-15 effective January 1, 2018 and has determined there is no impact on the Company’s Statement of Cash Flows. The Company already presented cash paid on contingent consideration in business combination as prescribed by ASU 2016-15 and does not, at this time, engage in the other activities being addressed in this ASU.
In March 2016, the FASB issued ASU 2016-08, “Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net)” (“ASU 2016-08”) to clarify certain aspects of the principal-versus-agent guidance included in the new revenue standard ASU 2014-09 “Revenue from Contracts with Customers” (“ASU 2014-09”). The FASB issued the ASU in response to concerns identified by stakeholders, including those related to (1) determining the appropriate unit of account under the revenue standard’s principal-versus-agent guidance and (2) applying the indicators of whether an entity is a principal or an agent in accordance with the revenue standard’s control principle. The Company adopted ASU 2016-08 effective contemporaneously with ASU 2014-09 beginning January 1, 2018. The impact of ASU 2016-08 was limited to the claims administering activities of one of our businesses within our Services Segment and therefore was not material to the net income of the Company.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“Topic 606”), which provides guidance for revenue recognition. Topic 606 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets.  It supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. The standard’s core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. Effective as of January 1, 2018, the Company adopted ASU 2014–09, and all related amendments, which established Accounting Standards Codification ("ASC") Topic 606. The Company adopted these standards by recognizing the cumulative effect as an adjustment to opening retained earnings at January 1, 2018, under the modified retrospective method for contracts not completed as of the day of adoption. The cumulative impact of adopting Topic 606 on January 1, 2018 was an increase in retained earnings within stockholders’ equity of $117.5 million. Under the modified retrospective method, the Company is not required to restate comparative financial information prior to the adoption of these standards and, therefore, such information presented for the three months ended March 31, 2017 continues to be reported under the Company's previous accounting policies.
The following areas are impacted by the adoption of Topic 606:
Historically, approximately 70% of the Company’s commissions and fees are in the form of commissions paid by insurance carriers. These commissions are earned at a point in time upon the effective date of bound insurance coverage, as no significant performance obligation remains after coverage is bound. If there are other services within the contract, the Company estimates the stand-alone selling price for each separate performance obligation, and the corresponding apportioned revenue is recognized over a period of time as the performance obligations are fulfilled. In situations where multiple performance obligations exist within a contract, the use of estimates is required to allocate the transaction price on a relative stand-alone selling price basis to each separate performance obligation.
Commission revenues - Prior to the adoption of Topic 606, commission revenues, including those billed on an installment basis, were recognized on the latter of the policy effective date or the date that the premium was billed to the client, with the exception of the Company's Arrowhead businesses, which followed a policy of recognizing these revenues on the latter of the policy effective date or processed date in our systems.  As a result of the adoption of Topic 606, certain revenues associated with the issuance of policies are now recognized upon the effective date of the associated policy. These commission revenues, including those billed on an installment basis, are now recognized earlier than they had been previously. Revenue is now accrued based upon the completion of the performance obligation, thereby creating a current asset for the unbilled revenue, until such time as an invoice is generated, which typically does not exceed twelve months. The Company does not expect the overall impact of these changes to be significant on a full-year basis, but the timing of recognizing revenue will impact our fiscal quarters when compared to prior years. For the three months ended March 31, 2018, the adoption of Topic 606 increased base and incentive commissions revenue, as defined in Note 3, by $46.0 million compared to what would have been recognized under the Company's previous accounting policies. Incentive commissions include additional commissions over base commissions received from insurance carriers based on predetermined production levels mutually agreed upon by both parties.
Profit-sharing contingent commissions - Prior to the adoption of Topic 606, revenue that was not fixed and determinable because a contingency existed was not recognized until the contingency was resolved.  Under Topic 606, the Company must estimate the amount of consideration that will be received in the coming year such that a significant reversal of revenue is not probable.  Profit-sharing contingent commissions represent a form of variable consideration associated with the placement of coverage, for which we earn commissions and fees.  In connection with Topic 606, profit-sharing contingent commissions are estimated with a constraint applied and accrued relative to the recognition of the corresponding core commissions.  The resulting effect on the timing of recognizing profit-sharing contingent commissions will now more closely follow a similar pattern as our commissions and fees with any true-ups recognized when payments are received or as additional information that affects the estimate becomes available.  For the three months ended March 31, 2018, the adoption of Topic 606 reduced profit-sharing contingent commissions revenue by $18.2 million compared to what would have been recognized under our previous accounting policies.
Fee revenues - Approximately 30% of the Company’s commissions and fees is in the form of fees, which are predominantly in the Company's National Programs and Services Segments, and to a lesser extent in the large accounts business within the Company's Retail Segment, where the Company receives fees in lieu of a commission. In accordance with Topic 606, fees revenue from certain agreements are recognized in earlier periods and others in later periods as compared to our previous accounting treatment depending on when the services within the contract are satisfied and we have transferred control of the related services to the customer. The Company does not expect the overall impact of these changes to be significant on a full-year basis, but the timing of recognizing fees revenue will impact our fiscal quarters when compared to prior years. For the three months ended March 31, 2018, the adoption of Topic 606 reduced fees revenue by $0.4 million compared to what would have been recognized under our previous accounting policies.
Additionally, the Company has evaluated ASC Topic 340 - Other Assets and Deferred Cost (“ASC 340”) which requires companies to defer certain incremental cost to obtain customer contracts, and certain costs to fulfill customer contracts.

Incremental cost to obtain - The adoption of ASC 340 resulted in the Company deferring certain cost to obtain customer contracts primarily as they relate to commission-based compensation plans in the Retail Segment, in which the Company pays an incremental amount of compensation on new business. These incremental cost is deferred and amortized over a 15-year period, which is consistent with the analysis performed on acquired customer accounts and referenced in Note 7 to the Company’s condensed consolidated financial statements. For the three months ended March 31, 2018, the Company deferred $2.8 million of incremental cost to obtain customer contracts. The Company expensed $31.7 thousand of these incremental cost to obtain customer contracts for the three months ended March 31, 2018.
Cost to fulfill - The adoption of ASC 340 resulted in the Company deferring certain cost to fulfill a contract and to recognize these costs as the associated performance obligations are fulfilled. In order for contract fulfillment costs to be deferred under ASC 340, the costs must (1) relate directly to a specific contract or anticipated contract, (2) generate or enhance resources that the Company will use in satisfying its obligations under the contract, and (3) be expected to be recovered through sufficient net cash flows from the contract. The Company does not expect the overall impact of these changes to be significant on a full-year basis, but the timing of recognizing these expenses will impact quarterly results compared to prior years as such recognition better aligns with the associated revenue. With the modified retrospective adoption of Topic 606, the Company deferred $52.7 million in contract fulfillment costs on its opening balance sheet on January 1, 2018 based upon the estimated average time spent on policy renewals. For the three months ended March 31, 2018, the Company expensed a net of $10.1 million of these deferred cost as the associated performance obligations were fulfilled.
In connection with the implementation of this standard, we modified, and in some instances instituted, additional accounting procedures, processes and internal controls. Given the relative impacts of this standard to our revenue streams, we do not expect that these modifications and additions will materially change our internal controls over financial reporting.
The cumulative effect of the changes made to our unaudited condensed consolidated balance sheet as of January 1, 2018 for the adoption of Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” and Accounting Standards Codification Topic 340 – Other Assets and Deferred Cost (the “New Revenue Standard”):

(in thousands)	Balance at December 31, 2017	Adjustments due to the New Revenue Standard	Balance at January 1, 2018
Balance Sheet
Assets:
Premiums, commissions and fees receivable	546,402	153,058	699,460
Other current assets	47,864	52,680	100,544

Liabilities:
Premiums payable to insurance companies	685,163	12,107	697,270
Accounts payable	64,177	8,747	72,924
Accrued expenses and other liabilities	228,748	22,794	251,542
Deferred income taxes, net	256,185	44,575	300,760

Shareholders' Equity:
Retained earnings	2,456,599	117,515	2,574,114

The $52.7 million adjustment to other current assets reflects the deferral of certain cost to fulfill contracts. The $12.1 million adjustment to premiums payable to insurance companies reflects the estimated amount payable to outside brokers on unbilled premiums, commissions and fees receivable.
The following table illustrates the impact of adopting the New Revenue Standard has had on our reported results in the unaudited condensed consolidated statement of income.

	Three months ended March 31, 2018
(in thousands)	As reported	Impact of adopting the New Revenue Standard	Balances without the New Revenue Standard
Statement of Income
Revenues:
Commissions and fees	500,338	27,410	472,928

Expenses:
Employee compensation and benefits	270,899	10,121	260,778
Other operating expenses	76,313	2,761	73,552
Income taxes	27,613	3,387	24,226

Net income	90,828	11,141	79,687

NOTE 3· Revenues
The following tables present the revenues disaggregated by revenue source:

	Three months ended March 31, 2018
(in thousands)	Retail	National Programs	Wholesale	Services	Other	Total
Base commissions(1)	$222,329	$74,610	$52,425	$—	$126	$349,490
Fees(2)	23,655	33,685	11,271	43,993	(236)	112,368
Incentive commissions(3)	23,560	40	207	—	9	23,816
Profit-sharing contingent commissions(4)	6,130	3,982	1,572	—	—	11,684
Guaranteed supplemental commissions(5)	2,522	15	443	—	—	2,980
Investment income(6)	1	114	—	73	413	601
Other income, net(7)	205	29	230	—	58	522
Total Revenues	$278,402	$112,475	$66,148	$44,066	$370	$501,461

(1)
Base commissions generally represent a percentage of the premium paid by an insured and are affected by fluctuations in both premium rate levels charged by insurance companies and the insureds’ underlying “insurable exposure units,” which are units that insurance companies use to measure or express insurance exposed to risk (such as property values, or sales and payroll levels) to determine what premium to charge the insured. Insurance companies establish these premium rates based upon many factors, including loss experience, risk profile and reinsurance rates paid by such insurance companies, none of which we control.

(2)	Fee revenues relate to fees for services other than securing coverage for our customers and fees negotiated in lieu of commissions.

(3)	Incentive commissions include additional commissions over base commissions received from insurance carriers based on predetermined production levels mutually agreed upon by both parties.

(4)	Profit-sharing contingent commissions are based primarily on underwriting results, but which may also reflect considerations for volume, growth and/or retention.

(5)	Guaranteed supplemental commissions represents guaranteed fixed-base agreements in lieu of profit-sharing contingent commissions.

(6)	Investment income consists primarily of interest on cash and investments.

(7)	Other income consists primarily of legal settlements and other miscellaneous income.

Contract Assets and Liabilities
The balances of contract assets and contract liabilities arising from contracts with customers for the period ended March 31, 2018 and December 31, 2017 were as follows:

(in thousands)	March 31, 2018	December 31, 2017(1)
Contract assets	$222,544	$210,323
Contract liabilities	$54,881	$51,236

(1)	The balances as of December 31, 2017 have been revised to reflect the impact of adopting the New Revenue Standard.
Unbilled receivables (contract assets) arise when the Company recognizes revenue for amounts which have not yet been billed in our systems. Deferred revenue (contract liabilities) relates to payments received in advance of performance under the contract before the transfer of a good or service to the customer.
Approximately 87% of the contract liability balance at the beginning of the period is expected to be recognized as revenue during 2018. The remaining 13% of the contract liability balance at the beginning of the period is included within other liabilities (long term) and expected to be recognized as revenue during 2019 or thereafter.
During the period ended March 31, 2018, the amount of revenue recognized during the period related to performance obligations satisfied in a previous period, inclusive of changes due to estimates, was insignificant.
NOTE 4· Net Income Per Share
Basic net income per share is computed based on the weighted average number of common shares (including participating securities) issued and outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares issued and outstanding plus equivalent shares, assuming the exercise of stock options. The dilutive effect of stock options is computed by application of the treasury-stock method. The following is a reconciliation between basic and diluted weighted average shares outstanding:

	Three months ended March 31,
(in thousands, except per share data)	2018	2017
Net income	$90,828	$70,110
Net income attributable to unvested awarded performance stock	(1,902)	(1,686)
Net income attributable to common shares	$88,926	$68,424
Weighted average number of common shares outstanding – basic	275,952	280,224
Less unvested awarded performance stock included in weighted average number of common shares outstanding – basic	(5,780)	(6,737)
Weighted average number of common shares outstanding for basic net income per common share	270,172	273,487
Dilutive effect of stock options	5,542	4,565
Weighted average number of shares outstanding – diluted	275,714	278,052
Net income per share:
Basic	$0.33	$0.25
Diluted	$0.32	$0.25

NOTE 5· Business Combinations
During the three months ended March 31, 2018, Brown & Brown acquired the assets and assumed certain liabilities of two insurance intermediaries. Additionally, miscellaneous adjustments were recorded to the purchase price allocation of certain prior acquisitions completed within the last twelve months as permitted by Accounting Standards Codification Topic 805 — Business Combinations (“ASC 805”). Such adjustments are presented in the “Other” category within the following two tables. The recorded purchase price for all acquisitions included an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations will be recorded in the Condensed Consolidated Statement of Income when incurred.
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
Based on the acquisition date and the complexity of the underlying valuation work, certain amounts included in the Company’s Condensed Consolidated Financial Statements may be provisional and thus subject to further adjustments within the permitted measurement period, as defined in ASC 805. For the three months ended March 31, 2018, several adjustments were made within the permitted measurement period that resulted in an increase in the aggregate purchase price of the affected acquisitions of $21.4 thousand relating to the assumption of certain liabilities. These measurement period adjustments have been reflected as current period adjustments in the three months ended March 31, 2018 in accordance with the guidance in ASU 2015-16 “Business Combinations.” The measurement period adjustments primarily impacted goodwill, with no effect on earnings or cash in the current period.
Cash paid for acquisitions was $33.6 million in the three-month period ended March 31, 2018. We completed two acquisitions (excluding book of business purchases) in the three-month period ended March 31, 2018. We completed zero acquisitions (excluding book of business purchases) in the three-month period ended March 31, 2017.
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

(in thousands)
Name	Business Segment	Effective Date of Acquisition	Cash Paid	Other Payable	Recorded Earn-Out Payable	Net Assets Acquired	Maximum Potential Earn- Out Payable
Other	Various	Various	$33,576	$1,690	$4,524	$39,790	$6,520
Total			$33,576	$1,690	$4,524	$39,790	$6,520

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition and adjustments made during the measurement period of the prior year acquisitions.

(in thousands)	Other	Total
Fixed assets	$21	$21
Goodwill	31,367	31,367
Purchased customer accounts	9,774	9,774
Non-compete agreements	42	42
Total assets acquired	41,204	41,204
Other current liabilities	(1,414)	(1,414)
Total liabilities assumed	(1,414)	(1,414)
Net assets acquired	$39,790	$39,790

The weighted average useful lives for the acquired amortizable intangible assets are as follows: purchased customer accounts, 15 years; and non-compete agreements, 5 years.
Goodwill of $31.4 million, which is net of any opening balance sheet adjustments within the allowable measurement period, was allocated to the Retail Segment. Of the total goodwill of $31.4 million, the amount currently deductible for income tax purposes is $26.9 million and the remaining $4.5 million relates to the recorded earn-out payables and will not be deductible until it is earned and paid.

For the acquisitions completed during 2018, the results of operations since the acquisition dates have been combined with those of the Company. The total revenues from the acquisitions completed through March 31, 2018, included in the Condensed Consolidated Statement of Income for the three months ended March 31, 2018, was $0.9 million. The income before income taxes, including the intercompany cost of capital charge, from the acquisitions completed through March 31, 2018, included in the Condensed Consolidated Statement of Income for the three months ended March 31, 2018, was $0.1 million. If the acquisitions had occurred as of the beginning of the respective periods, the Company’s results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

(UNAUDITED)	Three months ended March 31,
(in thousands, except per share data)	2018	2017
Total revenues	$502,679	$467,198
Income before income taxes	$118,807	$111,618
Net income	$91,109	$70,522
Net income per share:
Basic	$0.33	$0.25
Diluted	$0.32	$0.25
Weighted average number of shares outstanding:
Basic	270,172	273,487
Diluted	275,714	278,052

As of March 31, 2018 and 2017, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820-Fair Value Measurement. The resulting additions, payments, and net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the three months ended March 31, 2018 and 2017, were as follows:

	Three months ended March 31,
(in thousands)	2018	2017
Balance as of the beginning of the period	$36,175	$63,821
Additions to estimated acquisition earn-out payables	4,524	(211)
Payments for estimated acquisition earn-out payables	(2,565)	(10,230)
Subtotal	38,134	53,380
Net change in earnings from estimated acquisition earn-out payables:
Change in fair value on estimated acquisition earn-out payables	2,062	3,335
Interest expense accretion	404	693
Net change in earnings from estimated acquisition earn-out payables	2,466	4,028
Balance as of March 31,	$40,600	$57,408

Of the $40.6 million estimated acquisition earn-out payables as of March 31, 2018, $29.1 million was recorded as accounts payable and $11.5 million was recorded as other non-current liabilities. As of March 31, 2018, the maximum future acquisition contingency payments related to all acquisitions was $84.2 million, inclusive of the $40.6 million estimated acquisition earn-out payables as of March 31, 2018. Included within the additions to estimated acquisition earn-out payables are any adjustments to opening balance sheet items within the allowable measurement period, which may therefore differ from previously reported amounts.

NOTE 6· Goodwill
Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The Company completed its most recent annual assessment as of November 30, 2017, and identified no impairment as a result of the evaluation.
The changes in the carrying value of goodwill by reportable segment for the three months ended March 31, 2018 are as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Total
Balance as of January 1, 2018	$1,386,248	$908,472	$286,098	$135,261	$2,716,079
Goodwill of acquired businesses	31,356	—	11	—	31,367
Balance as of March 31, 2018	$1,417,604	$908,472	$286,109	$135,261	$2,747,446

NOTE 7· Amortizable Intangible Assets
Amortizable intangible assets at March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018				December 31, 2017
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (Years)(1)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Life (Years)(1)
Purchased customer accounts	$1,474,048	$(844,901)	$629,147	15.0	$1,464,274	$(824,584)	$639,690	15.0
Non-compete agreements	30,330	(29,194)	1,136	6.8	30,287	(28,972)	1,315	6.8
Total	$1,504,378	$(874,095)	$630,283		$1,494,561	$(853,556)	$641,005

(1)	Weighted average life calculated as of the date of acquisition.
Amortization expense for amortizable intangible assets for the years ending December 31, 2018, 2019, 2020, 2021 and 2022 is estimated to be $81.6 million, $77.1 million, $69.8 million, $66.5 million, and $62.1 million, respectively.
NOTE 8· Long-Term Debt
Long-term debt at March 31, 2018 and December 31, 2017 consisted of the following:

(in thousands)	March 31, 2018	December 31, 2017
Current portion of long-term debt:
Current portion of 5-year term loan facility expires June 28, 2022	$20,000	$20,000
4.500% senior notes, Series E, quarterly interest payments, balloon due September 2018	100,000	100,000
Total current portion of long-term debt	120,000	120,000
Long-term debt:
Note agreements:
4.200% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2024	498,983	498,943
Total notes	498,983	498,943
Credit agreements:
5-year term-loan facility, periodic interest and principal payments, LIBOR plus up to 1.750%, expires June 28, 2022	360,000	365,000
5-year revolving-loan facility, periodic interest payments, LIBOR plus up to 1.500%, plus commitment fees up to 0.250%, expires June 28, 2022	—	—
Total credit agreements	360,000	365,000
Debt issuance costs (contra)	(7,435)	(7,802)
Total long-term debt less unamortized discount and debt issuance costs	851,548	856,141
Current portion of long-term debt	120,000	120,000
Total debt	$971,548	$976,141

On December 22, 2006, the Company entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company. The initial issuance of notes under the Master Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.660% per year. On February 1, 2008, $25.0 million in Series D Senior Notes due January 15, 2015, with a fixed interest rate of 5.370% per year, were issued. On September 15, 2011, and pursuant to a Confirmation of Acceptance, dated January 21, 2011, in connection with the Master Agreement, $100.0 million in Series E Senior Notes were issued and are due September 15, 2018, with a fixed interest rate of 4.500% per year. The Series E Senior Notes were issued for the sole purpose of retiring existing Senior Notes. On January 15, 2015 the Series D Senior Notes were redeemed at maturity using cash proceeds to pay off the principal of $25.0 million plus any remaining accrued interest. On December 22, 2016, the Series C Senior Notes were redeemed at maturity using cash proceeds to pay off the principal of $25.0 million plus any remaining accrued interest. As of March 31, 2018, there was an outstanding debt balance issued under the provisions of the Master Agreement of $100.0 million.
On June 28, 2017, the Company entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) with the lenders named therein, JPMorgan Chase Bank, N.A. as administrative agent and certain other banks as co-syndication agents and co-documentation agents. The Amended and Restated Credit Agreement amended and restated the credit agreement dated April 17, 2014, among such parties (the “Original Credit Agreement”). The Amended and Restated Credit Agreement extends the applicable maturity date of the existing revolving credit facility (the “Facility”) of $800.0 million to June 28, 2022 and re-evidences unsecured term loans at $400.0 million while also extending the applicable maturity date to June 28, 2022. The term loan principal amortization schedule was reset with payments due quarterly. At the time of the execution of the Amended and Restated Credit Agreement, $67.5 million of principal from the original unsecured term loans was repaid using operating cash balances, and the Company added an additional $2.8 million in debt issuance costs related to the Facility to the Consolidated Balance Sheet. The Company also expensed to the Consolidated Statements of Income $0.2 million of debt issuance costs related to the Original Credit Agreement due to certain lenders exiting prior to the modified agreement, while also carrying forward $1.6 million on the Consolidated Balance Sheet the unamortized portion of the Original Credit Agreement debt issuance costs which will amortize over the term of the Amended and Restated Credit Agreement. Either or both of the revolving credit facility and the term loans may be extended for two additional one year periods at the Company’s request and at the discretion of the respective lenders. Interest and facility fees in respect to the Credit Facility are based upon the better of the Company’s net debt leverage ratio or a non-credit enhanced senior unsecured long-term debt rating. Based upon the Company’s net debt leverage ratio, the rates of interest charged on the term loan are 1.000% to 1.750%, and the revolving loan is 0.850% to 1.500% above the adjusted LIBOR rate for outstanding amounts drawn. There are fees included in the facility which include a facility fee based upon the revolving credit commitments of the lenders (whether used or unused) at a rate of 0.150% to 0.250% and letter of credit fees based upon the amounts of outstanding secured or unsecured letters of credit. The Amended and Restated Credit Agreement includes various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers. On March 31, 2018, a scheduled principal payment of $5.0 million was satisfied per the terms of the Amended and Restated Credit Agreement. As of March 31, 2018, there was an outstanding debt balance issued under the terms of the Amended and Restated Credit Agreement of $380.0 million with no borrowings outstanding against the revolving loan. Per the terms of the Amended and Restated Credit Agreement, a scheduled principal payment of $5.0 million is due June 30, 2018.
On September 18, 2014, the Company issued $500.0 million of 4.200% unsecured Senior Notes due in 2024. The Senior Notes were given investment grade ratings of BBB-/Baa3 with a stable outlook. The notes are subject to certain covenant restrictions and regulations which are customary for credit rated obligations. At the time of funding, the proceeds were offered at a discount of the original note amount which also excluded an underwriting fee discount. The net proceeds received from the issuance were used to repay the outstanding balance of $475.0 million on the revolving Credit Facility and for other general corporate purposes. As of March 31, 2018 and December 31, 2017, there was an outstanding debt balance of $500.0 million exclusive of the associated discount balance.
The Master Agreement and the Amended and Restated Credit Agreement require the Company to maintain certain financial ratios and comply with certain other covenants. The Company was in compliance with all such covenants as of March 31, 2018 and December 31, 2017.
The 30-day Adjusted LIBOR Rate as of March 31, 2018 was 1.938%.
NOTE 9· Supplemental Disclosures of Cash Flow Information and Non-Cash Financing and Investing Activities
Our restricted cash balance is composed of funds held in separate premium trust accounts as required by state law or, in some cases, by agreement with our carrier partners.

	Three months ended March 31,
(in thousands)	2018	2017
Cash paid during the period for:
Interest	$14,472	$14,531
Income taxes	$3,179	$2,704

Brown & Brown’s significant non-cash investing and financing activities are summarized as follows:

	Three months ended March 31,
(in thousands)	2018	2017
Other payable issued for purchased customer accounts	$1,690	$—
Estimated acquisition earn-out payables and related charges	$4,524	$(211)

The following is a reconciliation of cash and cash equivalents inclusive of restricted cash as of March 31, 2018 and 2017.

	Balance as of March 31,
(in thousands)	2018	2017
Table to reconcile cash and cash equivalents inclusive of restricted cash
Cash and cash equivalents	$558,248	$546,721
Restricted cash	268,129	279,368
Total cash and cash equivalents inclusive of restricted cash at the end of the period	$826,377	$826,089
The following is a reconciliation of cash and cash equivalents inclusive of restricted cash as of December 31, 2017 and 2016.

	Balance as of December 31,
(in thousands)	2017	2016
Table to reconcile cash and cash equivalents inclusive of restricted cash
Cash and cash equivalents	$573,383	$515,646
Restricted cash	250,705	265,637
Total cash and cash equivalents inclusive of restricted cash at the end of the period	$824,088	$781,283
In the preparation of the Statement of Cash Flows in this Quarterly Report on Form 10-Q, beginning balance sheet balances for 2018 were adjusted to reflect the modified retrospective adoption of Accounting Standards Update No.2014-09, “Revenue from Contracts with Customers” and Accounting Standards Codification Topic 340 - Other Assets and Deferred Cost, thereby reflecting in the Statement of Cash Flows the change in operating assets and liabilities for the period, excluding the initial impact of adoption of these new accounting standards. Refer to Note 2 in the "Recently Adopted Accounting Standards" for the initial impact of adoption of these new accounting standards.

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
During the first quarter of 2017, the Company was successful in settling a lawsuit it had brought against certain former employees of Brown & Brown, their employer, AssuredPartners, Inc. and certain key executives of AssuredPartners.  The settlement included a payment of $20.0 million by AssuredPartners to Brown & Brown in exchange for releasing certain individuals from restrictive covenants in the employment contracts they had signed with the Company and provides protection for current Brown & Brown teammates from continued solicitation for employment by AssuredPartners.
The proceeds of the settlement were received in March 2017 and were recorded in the other income line in the Condensed Consolidated Statement of Income.
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
Brown & Brown conducts all of its operations within the United States of America, except for a wholesale brokerage operation based in London, England, and retail operations in Bermuda and the Cayman Islands. These operations earned $3.3 million and $3.0 million of total revenues for the three months ended March 31, 2018 and 2017, respectively. Long-lived assets held outside of the United States as of March 31, 2018 and 2017 were not material. Additionally, we have a licenses to operate as a broker in various Canadian provinces.
The accounting policies of the reportable segments are the same as those described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The Company evaluates the performance of its segments based upon revenues and income before income taxes. Inter-segment revenues are eliminated.
Summarized financial information concerning the Company’s reportable segments is shown in the following tables. The “Other” column includes any income and expenses not allocated to reportable segments, corporate-related items, including the intercompany interest expense charge to the reporting segment.

	Three months ended March 31, 2018
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$278,402	$112,475	$66,148	$44,066	$370	$501,461
Investment income	$1	$114	$—	$73	$413	$601
Amortization	$10,242	$6,323	$2,837	$1,137	$—	$20,539
Depreciation	$1,237	$1,387	$427	$411	$2,090	$5,552
Interest expense	$6,797	$7,496	$1,435	$594	$(6,651)	$9,671
Income before income taxes	$70,399	$20,778	$11,383	$8,816	$7,065	$118,441
Total assets	$4,687,456	$3,009,147	$1,323,046	$432,920	$(3,837,486)	$5,615,083
Capital expenditures	$2,407	$2,678	$420	$285	$3,961	$9,751

	Three months ended March 31, 2017
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$239,287	$101,183	$65,247	$39,326	$20,037	$465,080
Investment income	$2	$74	$—	$80	$87	$243
Amortization	$10,647	$6,904	$2,931	$1,138	$—	$21,620
Depreciation	$1,389	$1,959	$490	$399	$1,861	$6,098
Interest expense	$8,576	$10,035	$1,675	$961	$(11,565)	$9,682
Income before income taxes	$48,855	$12,527	$15,265	$6,121	$28,199	$110,967
Total assets	$3,861,118	$2,634,008	$1,121,109	$363,173	$(2,781,964)	$5,197,444
Capital expenditures	$1,136	$1,080	$378	$150	$288	$3,032

NOTE 12· Investments
At March 31, 2018, the Company’s amortized cost and fair values of fixed maturity securities are summarized as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities, obligations of U.S. Government agencies and Municipalities	$29,560	$—	$(318)	$29,242
Corporate debt	1,072	4	(3)	1,073
Total	$30,632	$4	$(321)	$30,315

At March 31, 2018, the Company held $29.2 million in fixed income securities composed of U.S. Treasury securities, securities issued by U.S. Government agencies and municipalities, and $1.1 million issued by corporations with investment grade ratings. Of that total, $12.8 million is classified as short-term investments on the Condensed Consolidated Balance Sheet as maturities are less than one-year, which also includes $8.0 million that is related to time deposits held with various financial institutions.
For securities in a loss position, the following table shows the investments’ gross unrealized loss and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2018:

	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities, obligations of U.S. Government agencies and Municipalities	$16,235	$(261)	$12,802	$(57)	$29,037	$(318)
Corporate debt	803	(3)	—	—	803	(3)
Total	$17,038	$(264)	$12,802	$(57)	$29,840	$(321)

The unrealized losses were caused by interest rate increases. At March 31, 2018, the Company had 31 securities in an unrealized loss position. The corporate securities are highly rated securities with no indicators of potential impairment. Based on the ability and intent of the Company to hold these investments until recovery of fair value, which may be maturity, the bonds were not considered to be other-than-temporarily impaired at March 31, 2018.
At December 31, 2017, the Company’s amortized cost and fair values of fixed maturity securities are summarized as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities, obligations of U.S. Government agencies and Municipalities	$29,970	$—	$(206)	$29,764
Corporate debt	1,072	12	—	1,084
Total	$31,042	$12	$(206)	$30,848

At December 31, 2017, the Company held $29.8 million in fixed income securities composed of U.S. Treasury securities, securities issued by U.S. Government agencies and municipalities, and $1.1 million issued by corporations with investment grade ratings. Of that total, $16.9 million is classified as short-term investments on the Condensed Consolidated Balance Sheet as maturities are less than one-year, which also includes $8.1 million that is related to time deposits held with various financial institutions.
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
The amortized cost and estimated fair value of the fixed maturity securities at March 31, 2018 by contractual maturity are set forth below:

(in thousands)	Amortized Cost	Fair Value
Years to maturity:
Due in one year or less	$12,791	$12,756
Due after one year through five years	17,609	17,325
Due after five years	232	234
Total	$30,632	$30,315
The amortized cost and estimated fair value of the fixed maturity securities at December 31, 2017 by contractual maturity are set forth below:

(in thousands)	Amortized Cost	Fair Value
Years to maturity:
Due in one year or less	$16,934	$16,899
Due after one year through five years	13,876	13,708
Due after five years	232	241
Total	$31,042	$30,848

The expected maturities in the foregoing table may differ from the contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalty.
Proceeds from the sales and maturity of the Company’s investment in fixed maturity securities were $6.0 million. This along with maturing time deposits yielded total cash proceeds from the sale of investments of $6.5 million in the period of January 1, 2018 to March 31, 2018. These proceeds were used to purchase additional fixed maturity securities and time deposits. The gains and losses realized on those sales for the period from January 1, 2018 to March 31, 2018 were insignificant.
Realized gains and losses are reported on the Condensed Consolidated Statements of Income, with the cost of securities sold determined on a specific identification basis.
At March 31, 2018, investments with a fair value of approximately $4.0 million were on deposit with state insurance departments to satisfy regulatory requirements.
NOTE 13· Reinsurance
Although the reinsurers are liable to the Company for amounts reinsured, our subsidiary, Wright National Flood Insurance Company (“Wright Flood”) remains primarily liable to its policyholders for the full amount of the policies written whether or not the reinsurers meet their obligations to the Company when they become due. The effects of reinsurance on premiums written and earned are as follows:

	Period from January 1, 2018 to March 31, 2018
(in thousands)	Written	Earned
Direct premiums	$116,490	$145,336
Ceded premiums	(116,487)	(145,333)
Net premiums	$3	$3

All premiums written by Wright Flood under the National Flood Insurance Program are 100% ceded to the Federal Emergency Management Agency, or FEMA, for which Wright Flood received a 30.9% expense allowance from January 1, 2018 through March 31, 2018. For the period from January 1, 2018 through March 31, 2018, the Company ceded $116.1 million of written premiums.
Effective April 1, 2014, Wright Flood is also a party to a quota share agreement whereby it cedes 100% of its gross excess flood premiums, excluding fees, to Arch Reinsurance Company and receives a 30.5% commission. Wright Flood ceded $0.4 million for the period from January 1, 2018 through March 31, 2018. As of March 31, 2018, Wright Flood had $1.2 million in paid excess flood losses, $46,659 in loss adjustment expenses, case reserves of $554,475 and incurred but not reported of $628,314.

Wright Flood also ceded 100% of the homeowners, private passenger auto liability, and other liability occurrence to Stillwater Insurance Company, formerly known as Fidelity National Insurance Company. This business is in runoff. Therefore, only loss data exists on this business. As of March 31, 2018, no ceded unpaid losses and loss adjustment expenses or incurred but not reported expenses for homeowners, private passenger auto liability and other liability occurrence existed.
As of March 31, 2018 the Condensed Consolidated Balance Sheet contained reinsurance recoverable of $146.8 million and prepaid reinsurance premiums of $292.2 million. There was no net activity in the reserve for losses and loss adjustment expense during the period January 1, 2018 through March 31, 2018, as Wright Flood’s direct premiums written were 100% ceded to two reinsurers. The balance of the reserve for losses and loss adjustment expense, excluding related reinsurance recoverable, as of March 31, 2018 was $148.0 million.
NOTE 14· Statutory Financial Data
Wright Flood maintains capital in excess of the minimum statutory amount of $7.5 million as required by regulatory authorities. The unaudited statutory capital and surplus of Wright Flood was $30.2 million at March 31, 2018 and $28.7 million as of December 31, 2017. For the period from January 1, 2018 through March 31, 2018, Wright Flood generated statutory net income of $1.5 million. For the period from January 1, 2017 through December 31, 2017, Wright Flood generated statutory net income of $4.8 million.
NOTE 15· Subsidiary Dividend Restrictions
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
NOTE 16· Shareholders’ Equity
On November 14, 2017, the Company entered into an accelerated share repurchase agreement (“ASR”) with an investment bank to purchase an aggregate $75.0 million of the Company’s common stock. As part of the ASR, the Company received an initial delivery of 1,290,486 shares of the Company’s common stock with a fair market value of approximately $63.8 million. Upon maturity of the program, the Company received 168,227 shares, receiving the remaining balance of $11.2 million at settlement on February 9, 2018 for a total delivery of 1,458,713 shares of Company’s common stock.
Under the authorization from the Company’s Board of Directors, shares may be purchased from time to time, at the Company’s discretion and subject to the availability of stock, market conditions, the trading price of the stock, alternative uses for capital, the Company’s financial performance and other potential factors. These purchases may be carried out through open market purchases, block trades, accelerated share repurchase plans of up to $100.0 million each (unless otherwise approved by the Board of Directors), negotiated private transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. After completion of the latest ASR transaction, the Company has approval to repurchase up to $227.5 million, in the aggregate, of the Company’s outstanding common stock.
On March 28, 2018, we effected a 2-for-1 stock split (the “Stock Split”). As a result of the Stock Split, every share of common stock outstanding as of close of business on March 14, 2018 received an additional share of common stock, increasing the number of outstanding shares of common stock from approximately 138 million shares to approximately 276 million shares. The number of authorized shares of our common stock increased from 280 million shares to 560 million shares. No fractional shares were issued in connection with the Stock Split. Par value of the Company’s common stock was unchanged as a result of the Stock Split remaining at $0.10 per share. The number of shares of common stock reserved or subject to outstanding grants, the exercise or purchase prices applicable to such outstanding grants and subscriptions, and certain grant limitations under our 1990 Employee Stock Purchase Plan, Performance Stock Plan and 2010 Stock Incentive Plan were adjusted as a result of the Stock Split, as required under the terms of those plans. Treasury shares were not adjusted for the Stock Split. All other shares and per share data included within this Quarterly Report on Form 10-Q, including our Condensed Consolidated Financial Statements and related footnotes, have been adjusted to account for the effect of the Stock Split.
NOTE 17· Income Taxes
The Tax Cuts and Jobs Act of 2017 (“2017 Tax Reform Act”) made significant changes to the Internal Revenue Code, including, but not limited to, the reduction in the US federal corporate income tax rate from 35.0% to 21.0% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a participation exemption regime, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The Company estimated its provision for income taxes in accordance with the 2017 Tax Reform Act and guidance available upon enactment and as a result recorded $120.9 million as a one-time credit in the fourth quarter of 2017, the period in which the legislation was signed into law. The 2017 estimate includes a provisional benefit of $124.2 million related to the remeasurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future which was partially offset by a provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings of

$3.3 million based on cumulative foreign earnings of $20.9 million. The Company has not recorded any adjustments to this provisional amount as of March 31, 2018.
On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Reform Act. In accordance with SAB 118, the Company has determined that the deferred tax benefit recorded in connection with the remeasurement of certain deferred tax assets and liabilities and the current tax expense recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings was a provisional amount and a reasonable estimate at March 31, 2018 and December 31, 2017. Additional work is necessary for a more detailed analysis of the Company’s deferred tax assets and liabilities and its historical foreign earnings as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of identification, but no later than one year from the enactment date.
The 2017 Tax Reform Act instituted a number of new provisions effective January 1, 2018, including the Global Intangible Low Taxed Income (“GILTI”), Foreign Derived Intangible Income (“FDII”) and Base Erosion and Anti-Abuse Tax (“BEAT”).  The Company prepared reasonable estimates of the impact of each of these provisions of the 2017 Tax Reform Act on its effective tax rate for quarter ended March 31, 2018 and determined that the resulting impact was not material. The Company will continue to refine its provisional estimates related to the GILTI, FDII and BEAT rules as additional information is made available.

ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion updates the MD&A contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and the two discussions should be read together.
GENERAL
Company Overview — First Quarter of 2018
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
The volume of business from new and existing customers, fluctuations in insurable exposure units, changes in premium rate levels, changes in general economic and competitive conditions, and the occurrence of catastrophic weather events all affect our revenues. For example, level rates of inflation or a general decline in economic activity could limit increases in the values of insurable exposure units. Conversely, increasing costs of litigation settlements and awards could cause some customers to seek higher levels of insurance coverage. Historically, our revenues have typically grown as a result of our focus on net new business growth and acquisitions. We foster a strong, decentralized sales and service culture with the goal of consistent, sustained growth over the long-term.
The term “Organic Revenue,” a non-GAAP measure, is our core commissions and fees less (i) the core commissions and fees earned for the first twelve months by newly-acquired operations, (ii) divested business (core commissions and fees generated from offices, books of business or niches sold or terminated during the comparable period), and (iii) the impact of the adoption of Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” and Accounting Standards Codification Topic 340 – Other Assets and Deferred Cost (the “New Revenue Standard”). The term “core commissions and fees” excludes profit-sharing contingent commissions and guaranteed supplemental commissions, and therefore represents the revenues earned directly from specific insurance policies sold, and specific fee-based services rendered. “Organic Revenue” is reported in this manner in order to express the current year’s core commissions and fees on a comparable basis with the prior year’s core commissions and fees. The resulting net change reflects the aggregate changes attributable to (i) net new and lost accounts, (ii) net changes in our customers’ exposure units, (iii) net changes in insurance premium rates or the commission rate paid to us by our carrier partners, and (iv) the net change in fees paid to us by our customers. Organic Revenue is reported in the Results of Operations and in the Results of Operations - Segment sections of this Quarterly Report on Form 10-Q.

We also earn “profit-sharing contingent commissions,” which are commissions based primarily on underwriting results, but which may also reflect considerations for volume, growth and/or retention. These commissions which are included in our commissions and fees in the Condensed Consolidated Statement of Income, are accrued throughout the year based on actual premiums written and are primarily received in the first and second quarters of each year, based upon the aforementioned considerations for the prior year(s). Prior to 2018, these commissions were recorded to income when received. Over the last three years, profit-sharing contingent commissions have averaged approximately 3.2% of the previous year’s commissions and fees revenue. For the three-month period ended March 31, 2018, profit-sharing contingent commissions were down $18.3 million as compared to the same period of the prior year. This was driven primarily by the adoption of the New Revenue Standard that requires contingent commissions to be recognized upon the effective dates of the underlying policies, rather than when received per our previous treatment.
Certain insurance companies offer guaranteed fixed-base agreements, referred to as “Guaranteed Supplemental Commissions” (“GSCs”) in lieu of profit-sharing contingent commissions. GSCs are accrued throughout the year based on actual premiums written. For the twelve-month period ending December 31, 2017, we had earned $10.4 million of GSCs, of which $8.5 million remained accrued at December 31, 2017, the balance of which is typically collected over the first and second quarter. For the three-month periods ended March 31, 2018 and 2017, we earned and accrued $3.0 million and $2.7 million, respectively, from GSCs.
Combined, our profit-sharing contingent commissions and GSCs for the three months ended March 31, 2018 decreased by $18.0 million compared to the first quarter of 2017 driven primarily by the adoption of the New Revenue Standard.
Fee revenues primarily relate to services other than securing coverage for our customers, as well as fees negotiated in lieu of commissions, and are recognized as performance obligations are satisfied. Fee revenues have historically been generated primarily by: (1) our Services Segment, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare Set-aside services, Social Security disability and Medicare benefits advocacy services, and claims adjusting services; (2) our National Programs and Wholesale Brokerage Segments, which earn fees primarily for the issuance of insurance policies on behalf of insurance companies; and to a lesser extent (3) our Retail Segment in our large-account customer base. Fee revenues, on a consolidated basis, as a percentage of our total commissions and fees, represented 31.5% in 2017, 31.3% in 2016 and 30.6% in 2015.
For the three-month period ended March 31, 2018, our total commissions and fees growth rate was 12.5% and our consolidated Organic Revenue growth rate was 5.7%. In the event that the gradual increases in insurable exposure units that occurred in the past few years continues through 2018 and premium rate changes are similar with 2017, we believe we will continue to see positive quarterly Organic Revenue growth for the remainder of 2018.
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
Income before income taxes for the three-month period ended March 31, 2018 increased from the first quarter of 2017 by $7.5 million, primarily as a result of increased revenues and profit reported for the first quarter of 2018 as compared to 2017 due to the adoption of the New Revenue Standard, a lower amount for change in estimated acquisition earn-out payables, acquisitions completed in the past twelve months and profits from existing customers and net new business, partially offset by the receipt of the legal settlement with AssuredPartners, Inc. in 2017.
Information Regarding Non-GAAP Measures
In the discussion and analysis of our results of operations, in addition to reporting financial results in accordance with generally accepted accounting principles (“GAAP”), we provide references to the following non-GAAP financial measures as defined in Regulation G of SEC rules: Organic Revenue, Organic Revenue growth, EBITDAC and EBITDAC Margin. We view these non-GAAP financial measures as important indicators when assessing and evaluating our performance on a consolidated basis and for each of our segments because they allow us to determine a comparable, but non-GAAP, measurement of revenue growth and operating performance that is associated with the revenue sources that were a part of our business in both the current and prior year. We believe that Organic Revenue provides a meaningful representation of our operating performance and view Organic Revenue growth as an important indicator when assessing and evaluating the performance of our four segments. Organic Revenue can be expressed as a dollar amount or a percentage rate when describing Organic Revenue growth. We also use Organic Revenue growth and EBITDAC Margin for incentive compensation determinations for executive officers and other key employees. We view EBITDAC and EBITDAC Margin as important indicators of operating performance, because they allow us to determine more comparable, but non-GAAP, measurements of our operating margins in a meaningful and consistent manner by removing the significant non-cash items of depreciation, amortization and the change in estimated acquisition earn-out payables, and also interest expense and taxes, which are reflective of investment and financing activities, not operating performance.

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
Acquisitions
Part of our continuing business strategy is to attract high-quality insurance intermediaries to join our operations. From 1993 through the first quarter of 2018, we acquired 492 insurance intermediary operations, excluding acquired books of business (customer accounts).
Critical Accounting Policies
We have had no changes to our Critical Accounting Policies, except for certain changes due to the adoption of the New Revenue Standard. Refer to Note 2 in the "Recently Adopted Accounting Standards" for additional information related to the adoption of the New Revenue Standard. We believe that of our significant accounting and reporting policies, the more critical policies include our accounting for revenue recognition, business combinations and purchase price allocations, intangible asset impairments, non-cash stock-based compensation and reserves for litigation. In particular, the accounting for these areas requires significant use of judgment to be made by management. Different assumptions in the application of these policies could result in material changes in our consolidated financial position or consolidated results of operations. Refer to Note 1 in the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2017 on file with the Securities and Exchange Commission for details regarding our critical and significant accounting policies.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes.
Financial information relating to our Condensed Consolidated Financial results for the three months ended March 31, 2018 and 2017 is as follows:

	Three months ended March 31,
(in thousands, except percentages)	2018	2017	% Change
REVENUES
Core commissions and fees	$485,674	$411,876	17.9%
Profit-sharing contingent commissions	11,684	30,012	(61.1)%
Guaranteed supplemental commissions	2,980	2,678	11.3%
Investment income	601	243	147.3%
Other income, net	522	20,271	(97.4)%
Total revenues	501,461	465,080	7.8%
EXPENSES
Employee compensation and benefits	270,899	245,866	10.2%
Other operating expenses	76,313	66,919	14.0%
Loss/(gain) on disposal	(2,420)	(100)	NMF
Amortization	20,539	21,620	(5.0)%
Depreciation	5,552	6,098	(9.0)%
Interest	9,671	9,682	(0.1)%
Change in estimated acquisition earn-out payables	2,466	4,028	(38.8)%
Total expenses	383,020	354,113	8.2%
Income before income taxes	118,441	110,967	6.7%
Income taxes	27,613	40,857	(32.4)%
NET INCOME	$90,828	$70,110	29.6%
Income Before Income Taxes Margin (1)	23.6%	23.9%
EBITDAC (1)	$156,669	$152,395	2.8%
EBITDAC Margin (1)	31.2%	32.8%
Organic Revenue growth rate (1)	5.7%	3.5%
Employee compensation and benefits relative to total revenues	54.0%	52.9%
Other operating expenses relative to total revenues	15.2%	14.4%
Capital expenditures	$9,751	$3,032	NMF
Total assets at March 31	$5,615,083	$5,197,444	8.0%

(1) A non-GAAP financial measure
NMF = Not a meaningful figure
Commissions and Fees
Commissions and fees, including profit-sharing contingent commissions and GSCs, for the three months ended March 31, 2018 increased $55.8 million to $500.4 million, or 12.5% over the same period in 2017. Core commissions and fees revenue for the first quarter of 2018 increased $73.8 million, of which approximately $45.6 million related to the impact of the adoption of the New Revenue Standard, and approximately $5.3 million represented core commissions and fees from agencies acquired since 2017 that had no comparable revenues in the same period of 2017. After accounting for divested business of $0.4 million, the remaining net increase of $23.2 million represented net new and renewal business, which reflects an Organic Revenue growth rate of 5.7%. Profit-sharing contingent commissions and GSCs for the first quarter of 2018 decreased by $18.0 million, or 55.1%, compared to the same period in 2017. The net decrease of $18.0 million in the first quarter was driven primarily by the change in the timing of recording profit-sharing contingent commissions as compared to 2017, as a result of the adoption of the New Revenue Standard.
Investment Income
Investment income for the three months ended March 31, 2018 increased $0.4 million, or 147.3% over the same period in 2017. The increase was primarily driven by increased interest rates and cash management activities to earn a higher yield on excess cash balances.
Other Income, net
Other income for the three months ended March 31, 2018 was $0.5 million, compared with $20.3 million in the same period in 2017. Other income consists primarily of legal settlements and other miscellaneous income. The $19.8 million decrease for the three months ended March 31, 2018 versus the comparable period in 2017 was primarily a result of the legal settlement with AssuredPartners, Inc. recognized in the first quarter of 2017.
Employee Compensation and Benefits
Employee compensation and benefits expense as a percentage of total revenues increased to 54.0% for the three months ended March 31, 2018, from 52.9% for the three months ended March 31, 2017. Employee compensation and benefits for the first quarter of 2018 increased approximately 10.2%, or $25.0 million, over the same period in 2017. This net increase included (i) an increase in staff salaries attributable to salary inflation and higher volumes in portions of our business; (ii) increased producer commissions due to higher revenue; and (iii) an increase of approximately $10.1 million as a result of the adoption of the New Revenue Standard.
Other Operating Expenses
As a percentage of total revenues, other operating expenses represented 15.2% in the first quarter of 2018, versus 14.4% reported in the first quarter of 2017. Other operating expenses for the first quarter of 2018 increased $9.4 million, or 14.0%, over the same period of 2017. The net increase included (i) increased expenses associated with our investment in information technology and value added consulting services; (ii) approximately $2.8 million as a result of the adoption of the New Revenue Standard; partially offset by (iii) the benefits from our strategic purchasing program.
Gain on Disposal
Gain on disposal for the first quarter of 2018 increased $2.3 million over the first quarter of 2017. The change in the gain on disposal for the three months ended March 31, 2018 was primarily due to an earn-out related to a business sold in 2015 and other activity associated with book of business sales. Although we are not in the business of selling customer accounts or businesses, we periodically sell an office or a book of business (one or more customer accounts) because we believe doing so is in the Company’s best interest.
Amortization
Amortization expense for the first quarter of 2018 decreased $1.1 million, or 5.0%, from the first quarter of 2017. This decrease reflects certain intangible assets becoming fully amortized, partially offset by amortization of new intangibles from recently acquired businesses.
Depreciation
Depreciation expense for the first quarter of 2018 decreased $0.5 million, or 9.0%, compared to the first quarter of 2017. The decrease was primarily due to fixed assets which became fully depreciated, net of additions of fixed assets resulting from acquisitions completed since the first quarter of 2017.
Interest Expense
Interest expense for the first quarter of 2018 remained flat compared to the first quarter of 2017. Increases in floating interest rates related to the Amended and Restated Credit Agreement term loan were largely offset by a lower average debt principal balance in the first quarter of 2018 as compared to the first quarter of 2017.
Change in Estimated Acquisition Earn-Out Payables
Accounting Standards Codification (“ASC”) Topic 805-Business Combinations is the authoritative guidance requiring an acquiring entity to recognize 100% of the fair value of acquired assets, including goodwill, and assumed liabilities (with only limited exceptions) upon initially obtaining control of an acquired entity. Additionally, the fair value of contingent consideration arrangements (such as earn-out purchase price arrangements) at the acquisition date must be included in the purchase price consideration. As a result, the recorded purchase prices for all acquisitions consummated after January 1, 2009 include an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in these earn-out obligations are required to be recorded in the Condensed Consolidated Statement of Income when incurred or reasonably estimated. Estimations of potential earn-out obligations are typically based upon future earnings of the acquired operations or entities, usually for periods ranging from one to three years.

The net charge or credit to the Condensed Consolidated Statement of Income for the period is the combination of the net change in the estimated acquisition earn-out payables balance, and the interest expense imputed on the outstanding balance of the estimated acquisition earn-out payables.
As of March 31, 2018 and 2017, the fair values of the estimated acquisition earn-out payables were re-evaluated based upon projected operating results and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820-Fair Value Measurement. The resulting net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the three- month periods ended March 31, 2018 and 2017 were as follows:

	Three months ended March 31,
(in thousands)	2018	2017
Change in fair value of estimated acquisition earn-out payables	$2,062	$3,335
Interest expense accretion	404	693
Net change in earnings from estimated acquisition earn-out payables	$2,466	$4,028
For the three months ended March 31, 2018 and 2017, the fair value of estimated earn-out payables was re-evaluated and increased by $2.1 million and $3.3 million, respectively, which resulted in charges to the Condensed Consolidated Statement of Income.
As of March 31, 2018, the estimated acquisition earn-out payables equaled $40.6 million, of which $29.1 million was recorded as accounts payable and $11.5 million was recorded as other non-current liabilities.
Income Taxes
The effective tax rate on income from operations for the three months ended March 31, 2018 and 2017 was 23.3% and 36.8%, respectively. The decrease for the three months ended March 31, 2018 is primarily related to the lower federal statutory tax rate resulting from the Tax Cut and Jobs Act of 2017.
RESULTS OF OPERATIONS — SEGMENT INFORMATION
As discussed in Note 11 to the Condensed Consolidated Financial Statements, we operate four reportable segments: Retail, National Programs, Wholesale Brokerage, and Services. On a segmented basis, changes in amortization, depreciation and interest expenses generally result from activity associated with acquisitions. Likewise, other income in each segment reflects net gains primarily from legal settlements and miscellaneous income. As such, in evaluating the operational efficiency of a segment, management focuses upon the Organic Revenue growth rate of core commissions and fees revenue, the ratio of total employee compensation and benefits to total revenues, and the ratio of other operating expenses to total revenues.
The reconciliation of commissions and fees, included in the Condensed Consolidated Statement of Income, to Organic Revenue for the three months ended March 31, 2018 and 2017 is as follows:

	Three months ended March 31,
(in thousands)	2018	2017
Commissions and fees	$500,338	$444,566
Profit-sharing contingent commissions	(11,684)	(30,012)
Guaranteed supplemental commissions	(2,980)	(2,678)
Core commissions and fees	485,674	411,876
New Revenue Standard impact on core commissions and fees	(45,592)	—
Acquisition revenues	(5,380)	—
Divested business	—	(430)
Organic Revenue	$434,702	$411,446

The growth rates for Organic Revenue, a non-GAAP financial measure, for the three months ended March 31, 2018, by segment, are as follows:

2018	Retail(1)		National Programs		Wholesale Brokerage		Services		Total
(in thousands, except percentages)	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Commissions and Fees	$278,095	$239,055	$112,332	$101,080	$65,918	$65,185	$43,993	$39,246	$500,338	$444,566
Total Change	$39,040		$11,252		$733		$4,747		$55,772
Total Growth %	16.3%		11.1%		1.1%		12.1%		12.5%
Profit-sharing contingent commissions	(6,130)	(19,517)	(3,982)	(5,714)	(1,572)	(4,781)	—	—	(11,684)	(30,012)
GSCs	(2,522)	(2,268)	(15)	(3)	(443)	(407)	—	—	(2,980)	(2,678)
Core Commissions and Fees	$269,443	$217,270	$108,335	$95,363	$63,903	$59,997	$43,993	$39,246	$485,674	$411,876
New Revenue Standard	(43,889)	—	(106)	—	(118)	—	(1,479)	—	(45,592)	—
Acquisition Revenues	(4,333)	—	(926)	—	(121)	—	—	—	(5,380)	—
Divested Business	—	(431)	—	1	—	—	—	—	—	(430)
Organic Revenue(2)	$221,221	$216,839	$107,303	$95,364	$63,664	$59,997	$42,514	$39,246	$434,702	$411,446
Organic Revenue growth(2)	$4,382		$11,939		$3,667		$3,268		$23,256
Organic Revenue growth %(2)	2.0%		12.5%		6.1%		8.3%		5.7%

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

The reconciliation of commissions and fees, included in the Condensed Consolidated Statement of Income, to Organic Revenue for the three months ended March 31, 2017, and 2016, is as follows:

	Three months ended March 31,
(in thousands)	2017	2016
Commissions and fees	$444,566	$422,335
Profit-sharing contingent commissions	(30,012)	(30,981)
Guaranteed supplemental commissions	(2,678)	(3,110)
Core commissions and fees	411,876	388,244
Acquisition revenues	(10,610)	—
Divested business	—	(503)
Organic Revenue	$401,266	$387,741

The growth rates for Organic Revenue, a non-GAAP financial measure, for the three months ended March 31, 2017, by segment, are as follows:

2017	Retail(1)		National Programs		Wholesale Brokerage		Services		Total
(in thousands, except percentages)	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Commissions and Fees	$239,055	$231,687	$101,080	$100,807	$65,185	$53,338	$39,246	$36,503	$444,566	$422,335
Total Change	$7,368		$273		$11,847		$2,743		$22,231
Total Growth %	3.2%		0.3%		22.2%		7.5%		5.3%
Profit-sharing contingent commissions	(19,517)	(20,762)	(5,714)	(5,244)	(4,781)	(4,975)	—	—	(30,012)	(30,981)
GSCs	(2,268)	(2,627)	(3)	(6)	(407)	(477)	—	—	(2,678)	(3,110)
Core Commissions and Fees	$217,270	$208,298	$95,363	$95,557	$59,997	$47,886	$39,246	$36,503	$411,876	$388,244
Acquisition Revenues	(1,188)	—	—	—	(8,572)	—	(850)	—	(10,610)	—
Divested Business	—	(503)	—	(88)	—	—	—	88	—	(503)
Organic Revenue(2)	$216,082	$207,795	$95,363	$95,469	$51,425	$47,886	$38,396	$36,591	$401,266	$387,741
Organic Revenue growth(2)	$8,287		$(106)		$3,539		$1,805		$13,525
Organic Revenue growth %(2)	4.0%		(0.1)%		7.4%		4.9%		3.5%

(1)
The Retail Segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 11 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2)	A non-GAAP financial measure.
The reconciliation of income before incomes taxes, included in the Condensed Consolidated Statement of Income, to EBITDAC, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a non-GAAP measure, for the three months ended March 31, 2018, is as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Income before income taxes	$70,399	$20,778	$11,383	$8,816	$7,065	$118,441
Income Before Income Taxes Margin	25.3%	18.5%	17.2%	20.0%	1,909.5%	23.6%

Amortization	10,242	6,323	2,837	1,137	—	20,539
Depreciation	1,237	1,387	427	411	2,090	5,552
Interest	6,797	7,496	1,435	594	(6,651)	9,671
Change in estimated acquisition earn-out payables	835	68	1,563	—	—	2,466
EBITDAC	$89,510	$36,052	$17,645	$10,958	$2,504	$156,669
EBITDAC Margin	32.2%	32.1%	26.7%	24.9%	676.8%	31.2%

The reconciliation of income before incomes taxes, included in the Condensed Consolidated Statement of Income, to EBITDAC, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC margin, a non-GAAP measure, for the three months ended March 31, 2017, is as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Income before income taxes	$48,855	$12,527	$15,265	$6,121	$28,199	$110,967
Income Before Income Taxes Margin	20.4%	12.4%	23.4%	15.6%	140.7%	23.9%

Amortization	10,647	6,904	2,931	1,138	—	21,620
Depreciation	1,389	1,959	490	399	1,861	6,098
Interest	8,576	10,035	1,675	961	(11,565)	9,682
Change in estimated acquisition earn-out payables	3,936	52	40	—	—	4,028
EBITDAC	$73,403	$31,477	$20,401	$8,619	$18,495	$152,395
EBITDAC Margin	30.7%	31.1%	31.3%	21.9%	92.3%	32.8%

Retail Segment
The Retail Segment provides a broad range of insurance products and services to commercial, public and quasi-public, professional and individual insured customers. Approximately 92% of the Retail Segment’s commissions and fees revenue is commission-based. Because most of our other operating expenses are not correlated to changes in commissions on insurance premiums, a significant portion of any fluctuation in the commissions we receive, net of related producer compensation, will result in a similar fluctuation in our income before income taxes, unless we make incremental investments or modifications to the costs in the organization.
Financial information relating to our Retail Segment for the three months ended March 31, 2018 and 2017 is as follows:

	Three months ended March 31,
(in thousands, except percentages)	2018	2017	% Change
REVENUES
Core commissions and fees	$269,544	$217,345	24.0%
Profit-sharing contingent commissions	6,130	19,517	(68.6)%
Guaranteed supplemental commissions	2,522	2,268	11.2%
Investment income	1	2	(50.0)%
Other income, net	205	155	32.3%
Total revenues	278,402	239,287	16.3%
EXPENSES
Employee compensation and benefits	149,444	129,242	15.6%
Other operating expenses	39,395	36,797	7.1%
Loss/(gain) on disposal	53	(155)	(134.2)%
Amortization	10,242	10,647	(3.8)%
Depreciation	1,237	1,389	(10.9)%
Interest	6,797	8,576	(20.7)%
Change in estimated acquisition earn-out payables	835	3,936	(78.8)%
Total expenses	208,003	190,432	9.2%
Income before income taxes	$70,399	$48,855	44.1%
Income Before Income Taxes Margin (1)	25.3%	20.4%
EBITDAC (1)	$89,510	$73,403	21.9%
EBITDAC Margin (1)	32.2%	30.7%
Organic Revenue growth rate (1)	2.0%	4.0%
Employee compensation and benefits relative to total revenues	53.7%	54.0%
Other operating expenses relative to total revenues	14.2%	15.4%
Capital expenditures	$2,407	$1,136	111.9%
Total assets at March 31	$4,687,456	$3,861,118	21.4%

(1) A non-GAAP financial measure.
NMF = Not a meaningful figure
 The Retail Segment’s total revenue during the three months ended March 31, 2018 increased 16.3%, or $39.1 million, over the same period in 2017, to $278.4 million. The $52.2 million increase in core commissions and fees revenue was driven by: (i) $43.9 million related to the impact of the adoption of the New Revenue Standard; (ii) $4.4 million related to net new and renewal business; (iii) approximately $4.3 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2017; and (iv) an offsetting decrease of $0.4 million related to commissions and fees revenue from businesses divested in 2017 and 2018. Profit-sharing contingent commissions and GSCs for the first quarter of 2018 decreased 60.3%, or $13.1 million, from the same period in 2017, to $8.7 million. Effective January 1, 2018, as a result of the New Revenue Standard, profit-sharing contingent commissions are accrued throughout the year based on actual premiums written. Previously, profit-sharing contingent commissions were recorded throughout the year as cash was received, with a large portion of the annual profit-sharing contingent commissions being received early in the year. The $13.1 million reduction in profit-sharing contingent commissions and GSCs in the first quarter of 2018 compared to the same period in 2017 was primarily a result of the effect of the New Revenue Standard reducing profit-sharing contingent commissions and GSCs by approximately $14.1 million. The Retail Segment’s growth rate for total commissions and fees was 16.3%, and the Organic Revenue growth rate was 2.0% for the first quarter of 2018. The Organic Revenue growth rate was driven by revenue from net new business written during the preceding twelve months, which was impacted by some exposure unit growth and modest increases in commercial auto rates and employee benefits, partially offset by continued premium rate reductions in workers compensation. The Organic Revenue growth rate was driven primarily by improved year-on-year performance within the commercial lines business, partially offset by timing of new business related to our employee benefits business.
Income before income taxes for the three months ended March 31, 2018 increased 44.1%, or $21.5 million, over the same period in 2017, to $70.4 million. The primary factors affecting this increase were: (i) the net increase in revenue as described above; (ii) a change in estimated acquisition earn-out payables and (iii) a decrease in intercompany interest charges of $1.8 million; partially offset by (iv) total compensation which increased by $20.2 million or 15.6%, partially due to $10.5 million associated with the New Revenue Standard along with continued investment in teammates to help support revenue growth and increased non-cash stock based compensation, due to the better-than-expected performance tied to our equity compensation plan, resulting in incremental cost and (v) increased intercompany allocations of technology and the investment to upgrade our Retail Segment's agency management systems.
EBITDAC for the three months ended March 31, 2018 increased 21.9%, or $16.1 million, from the same period in 2017, to $89.5 million. The EBITDAC Margin for the three months ended March 31, 2018 increased to 32.2% from 30.7% in the same period in 2017. The increase in the EBITDAC Margin was primarily driven by the net increase in revenue of $39.1 million, which had higher than average margins associated with the New Revenue Standard, which requires that we recognize certain revenues upon the binding of insurance coverage rather than our past practice of recognition upon the later of billed or effective date. The effect of the New Revenue Standard drove approximately 370 basis points of EBITDAC Margin improvement, which was partially offset by the increases in total compensation and information technology costs described above.

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
Financial information relating to our National Programs Segment for the three months ended March 31, 2018 and 2017 is as follows:

	Three months ended March 31,
(in thousands, except percentages)	2018	2017	% Change
REVENUES
Core commissions and fees	$108,335	$95,363	13.6%
Profit-sharing contingent commissions	3,982	5,714	(30.3)%
Guaranteed supplemental commissions	15	3	NMF
Investment income	114	74	54.1%
Other income, net	29	29	—%
Total revenues	112,475	101,183	11.2%
EXPENSES
Employee compensation and benefits	53,535	48,747	9.8%
Other operating expenses	22,888	20,959	9.2%
Loss/(gain) on disposal	—	—	—%
Amortization	6,323	6,904	(8.4)%
Depreciation	1,387	1,959	(29.2)%
Interest	7,496	10,035	(25.3)%
Change in estimated acquisition earn-out payables	68	52	30.8%
Total expenses	91,697	88,656	3.4%
Income before income taxes	$20,778	$12,527	65.9%
Income Before Income Taxes Margin (1)	18.5%	12.4%
EBITDAC (1)	$36,052	$31,477	14.5%
EBITDAC Margin (1)	32.1%	31.1%
Organic Revenue growth rate (1)	12.5%	(0.1)%
Employee compensation and benefits relative to total revenues	47.6%	48.2%
Other operating expenses relative to total revenues	20.3%	20.7%
Capital expenditures	$2,678	$1,080	148.0%
Total assets at March 31	$3,009,147	$2,634,008	14.2%

(1) A non-GAAP financial measure.
NMF = Not a meaningful figure
The National Programs Segment’s revenue for the three months ended March 31, 2018 increased 11.2%, or $11.3 million, from the same period in 2017, to $112.5 million. The $13.0 million net increase in core commissions and fees revenue was driven by: (i) $12.0 million related to net new and renewal business; (ii) approximately $0.9 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2017; and (iii) $0.1 million related to the impact of the adoption of the New Revenue Standard. Profit-sharing contingent commissions and GSCs were $4.0 million for the first quarter of 2018, which was a decrease of $1.7 million from the first quarter of 2017 reflecting the actual loss experience from our carrier partners, partially offset by an increase associated with adoption of the New Revenue Standard.

The National Programs Segment’s growth rate for total commissions and fees was 11.1%, and the Organic Revenue growth rate was 12.5% for the three months ended March 31, 2018. The Organic Revenue growth rate was due to flood claims processing revenue associated with Hurricanes Harvey and Irma, strong growth in our lender-placed coverage program, core commercial, commercial and residential earthquake programs,and our all-risk program.
Income before income taxes for the three months ended March 31, 2018 increased 65.9%, or $8.3 million, from the same period in 2017, to $20.8 million. The increase was driven by strong Organic Revenue growth along with a $2.5 million decrease in the intercompany interest expense charge for acquisitions.
EBITDAC for the three months ended March 31, 2018 increased 14.5%, or $4.6 million, from the same period in 2017, to $36.1 million. EBITDAC Margin for the three months ended March 31, 2018 increased to 32.1% from 31.1% in the same period in 2017. The increase in EBITDAC Margin was driven by leveraging strong Organic Revenue growth, which helped offset the net investment in our new core commercial program.

Wholesale Brokerage Segment
The Wholesale Brokerage Segment markets and sells excess and surplus commercial and personal lines insurance, primarily through independent agents and brokers, including Brown & Brown retail agents. Like the Retail and National Programs Segments, the Wholesale Brokerage Segment’s revenues are primarily commission-based.
Financial information relating to our Wholesale Brokerage Segment for the three months ended March 31, 2018 and 2017 is as follows:

	Three months ended March 31,
(in thousands, except percentages)	2018	2017	% Change
REVENUES
Core commissions and fees	$63,903	$59,997	6.5%
Profit-sharing contingent commissions	1,572	4,781	(67.1)%
Guaranteed supplemental commissions	443	407	8.8%
Investment income	—	—	—%
Other income, net	230	62	NMF
Total revenues	66,148	65,247	1.4%
EXPENSES
Employee compensation and benefits	36,618	33,486	9.4%
Other operating expenses	11,885	11,360	4.6%
Loss/(gain) on disposal	—	—	—%
Amortization	2,837	2,931	(3.2)%
Depreciation	427	490	(12.9)%
Interest	1,435	1,675	(14.3)%
Change in estimated acquisition earn-out payables	1,563	40	NMF
Total expenses	54,765	49,982	9.6%
Income before income taxes	$11,383	$15,265	(25.4)%
Income Before Income Taxes Margin (1)	17.2%	23.4%
EBITDAC (1)	$17,645	$20,401	(13.5)%
EBITDAC Margin (1)	26.7%	31.3%
Organic Revenue growth rate (1)	6.1%	7.4%
Employee compensation and benefits relative to total revenues	55.4%	51.3%
Other operating expenses relative to total revenues	18.0%	17.4%
Capital expenditures	$420	$378	11.1%
Total assets at March 31	$1,323,046	$1,121,109	18.0%

(1) A non-GAAP financial measure.
NMF = Not a meaningful figure
The Wholesale Brokerage Segment’s total revenues for the three months ended March 31, 2018 increased 1.4%, or $0.9 million, from the same period in 2017, to $66.1 million. The $3.9 million net increase in core commissions and fees revenue was driven primarily by: (i) $3.7 million related to net new and renewal business; (ii) $0.1 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2017; and (iii) $0.1 million related to the impact of the adoption of the New Revenue Standard. Profit-sharing contingent commissions and GSCs for the first quarter of 2018 decreased $3.2 million compared to the first quarter of 2017, to $2.0 million as a result of the adoption of the New Revenue Standard. As a result of the adopting the New Revenue Standard, profit-sharing contingent commissions are accrued throughout the year based on actual premiums written. Previously, our policy was to recognize profit-sharing contingent commissions throughout the year as cash was received, with a large portion of the annual profit-sharing contingent commissions being received early in the year. The Wholesale Brokerage Segment’s growth rate for total commissions and fees was 1.1%, and the Organic Revenue growth rate was 6.1% for the first quarter of 2018. The Organic Revenue growth rate was driven by net new business, some rate increases for renewals on properties in catastrophe prone locations, and modest increases in exposure units.

Income before income taxes for the three months ended March 31, 2018 decreased 25.4%, or $3.9 million, from the same period in 2017, to $11.4 million, primarily due to: (i) the net decrease in profit-sharing contingent commissions due to adopting the New Revenue Standard, as described above; (ii) an increase in employee compensation and benefits of $3.1 million, which includes an increase in staff salaries attributable to salary inflation and higher transaction volume and increased producer compensation due to higher revenue; (iii) a $1.5 million increase related to estimated acquisition earn-out payables; (iv) a $0.5 million increase in operating expenses driven by information technology investments; and partially offset by (v) the increase of $3.9 million of core commissions and fees.
EBITDAC for the three months ended March 31, 2018 decreased 13.5%, or $2.8 million, from the same period in 2017, to $17.6 million. EBITDAC Margin for the three months ended March 31, 2018 decreased to 26.7% from 31.3% in the same period in 2017. The decrease in EBITDAC Margin was primarily driven by the shift in the timing of recognizing profit-sharing contingent commissions as a result of the adopting the New Revenue Standard which contributed approximately 460 basis points to the decrease in the EBITDAC margin compared to the same period in 2017. Other items affecting the year-over-year change in the EBITDAC margin include increased non-cash stock based compensation costs and higher intercompany information technology allocations substantially offset by increased profit-sharing contingent commissions received on a cash basis and the leveraging of Organic Revenue growth.

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
Financial information relating to our Services Segment for the three months ended March 31, 2018 and 2017 is as follows:

	Three months ended March 31,
(in thousands, except percentages)	2018	2017	% Change
REVENUES
Core commissions and fees	$43,993	$39,246	12.1%
Profit-sharing contingent commissions	—	—	—%
Guaranteed supplemental commissions	—	—	—%
Investment income	73	80	(8.8)%
Other income, net	—	—	—%
Total revenues	44,066	39,326	12.1%
EXPENSES
Employee compensation and benefits	20,519	19,650	4.4%
Other operating expenses	15,062	11,002	36.9%
Loss/(gain) on disposal	(2,473)	55	NMF
Amortization	1,137	1,138	(0.1)%
Depreciation	411	399	3.0%
Interest	594	961	(38.2)%
Change in estimated acquisition earn-out payables	—	—	—%
Total expenses	35,250	33,205	6.2%
Income before income taxes	$8,816	$6,121	44.0%
Income Before Income Taxes Margin (1)	20.0%	15.6%
EBITDAC (1)	$10,958	$8,619	27.1%
EBITDAC Margin (1)	24.9%	21.9%
Organic Revenue growth rate (1)	8.3%	4.9%
Employee compensation and benefits relative to total revenues	46.6%	50.0%
Other operating expenses relative to total revenues	34.2%	28.0%
Capital expenditures	$285	$150	90.0%
Total assets at March 31	$432,920	$363,173	19.2%

(1) A non-GAAP financial measure.
The Services Segment’s total revenues for the three months ended March 31, 2018 increased 12.1%, or $4.7 million, over the same period in 2017, to $44.1 million. The $4.7 million net increase in core commissions and fees revenue was driven primarily by: (i) $3.2 million related to net new and renewal business; and (ii) $1.5 million related to the impact of the adopting the New Revenue Standard. The Services Segment’s growth rate for total commissions and fees was 12.1%, and the Organic Revenue growth rate was 8.3% for the first quarter of 2018. The Organic Revenue growth rate was primarily due to new business and expansion of the current customer base.

Income before income taxes for the three months ended March 31, 2018 increased 44.0%, or $2.7 million, over the same period in 2017, to $8.8 million due to a combination of the impact of adopting the New Revenue Standard, leveraging our Organic Revenue growth, an increase in the gain on disposal and lower intercompany interest charges.
EBITDAC for the three months ended March 31, 2018 increased 27.1%, or $2.3 million, over the same period in 2017, to $11.0 million. EBITDAC Margin for the three months ended March 31, 2018 increased to 24.9% from 21.9% in the same period in 2017. The increase in EBITDAC Margin was primarily driven by the leveraging of Organic Revenue growth, the increase in the gain on disposal, and disciplined expense management.
Other
As discussed in Note 11 of the Notes to Condensed Consolidated Financial Statements, the “Other” column in the Segment Information table includes any income and expenses not allocated to reportable segments, and corporate-related items, including the intercompany interest expense charges to reporting segments.
LIQUIDITY AND CAPITAL RESOURCES
Our capital requirements to operate as an insurance intermediary are low and we have been able to grow and invest in our business principally through cash that has been generated from operations. If necessary, we also have available our revolving credit facility, which provides up to $800.0 million in available cash, we believe that we have access to additional funds, if needed, through the capital markets in order to obtain further debt financing under current market conditions. The Company believes that its existing cash, cash equivalents, short-term investment portfolio and funds generated from operations, together with the funds available under the Amended and Restated Credit Agreement (as defined below), will be sufficient to satisfy our normal liquidity needs, including principal payments on our long-term debt, for at least the next twelve months.
Contractual Cash Obligations
As of March 31, 2018, our contractual cash obligations were as follows:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$980,000	$120,000	$75,000	$285,000	$500,000
Other liabilities(1)	55,760	6,426	6,160	2,679	40,495
Operating leases	199,636	42,104	70,723	46,940	39,869
Interest obligations	179,084	34,194	61,996	52,269	30,625
Unrecognized tax benefits	1,654	—	1,654	—	—
Maximum future acquisition contingency payments(2)	84,208	47,544	27,820	8,844	—
Total contractual cash obligations	$1,500,342	$250,268	$243,353	$395,732	$610,989

(1)	Includes the current portion of other long-term liabilities.

(2)	Includes $40.6 million of current and non-current estimated earn-out payables.
Debt
Total debt at March 31, 2018 was $971.5 million net of unamortized discount and debt issuance costs, which was a decrease of $4.6 million compared to December 31, 2017. The decrease includes the repayment of $5.0 million in principal, net of the amortization of discounted debt related to our 4.200% unsecured Senior Notes due in 2024 and debt issuance cost amortization of $0.4 million.
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
Our invested assets are held primarily as cash and cash equivalents, restricted cash, available-for-sale marketable debt securities, non-marketable debt securities, certificates of deposit, U.S. treasury securities, and professionally managed short duration fixed income funds. These investments are subject to interest rate risk. The fair values of our invested assets at March 31, 2018 and December 31, 2017, approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.
We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date.
As of March 31, 2018, we had $380.0 million of borrowings outstanding under our term loan which bears interest on a floating basis tied to the London Interbank Offered Rate (“LIBOR”) and therefore can result in changes to our associated interest expense. The effect of an immediate hypothetical 10% change in interest rates would not have a material effect on our Condensed Consolidated Financial Statements.
We are subject to exchange rate risk primarily in our U.K.-based wholesale brokerage business that has a cost base principally denominated in British pounds and a revenue base in several other currencies, but principally in U.S. dollars. Based upon our foreign currency rate exposure as of March 31, 2018, an immediate 10% hypothetical change of foreign currency exchange rates would not have a material effect on our Condensed Consolidated Financial Statements.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation (the “Evaluation”) required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of March 31, 2018. Based upon the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosures.
Changes in Internal Controls
Additional controls have been implemented to address new processes enacted in connection with adopting ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” and ASC Topic 340 - Other Assets and Deferred Cost. Other than these new controls, there has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
PART II
ITEM 1. Legal Proceedings
In Item 3 of Part I of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2017, certain information concerning litigation claims arising in the ordinary course of business was disclosed. Such information was current as of the date of filing. During the Company’s fiscal quarter ended March 31, 2018, no new legal proceedings, or material developments with respect to existing legal proceedings, occurred which require disclosure in this Quarterly Report on Form 10-Q.
ITEM 1A. Risk Factors
There were no material changes in the risk factors previously disclosed in Item 1A, “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our repurchase of shares of our common stock during the three months ended March 31, 2018:

	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value that May Yet be Purchased Under the Plans or Programs(3)
January 1, 2018 to January 31, 2018	283,634	$25.75	—	$238,703,029
February 1, 2018 to February 28, 2018	344,918	32.95	336,454	227,453,029
March 1, 2018 to March 31, 2018	8,622	25.26	—	227,453,029
Total	637,174	$27.99	336,454	$227,453,029

(1)
We purchased 637,174 shares during the quarter ended March 31, 2018 of which 336,454 shares (adjusted for 2 for 1 stock split) were purchased as part of finalizing a publicly announced accelerated share repurchase ("ASR") plan as authorized by our Board of Directors and 296,488 shares were acquired from our employees to cover required tax withholdings on the vesting of shares in our equity compensation plans. The Total Number of Shares Purchased represents the number of shares as adjusted for the 2 for 1 stock split, which occurred on March 28, 2018.

(2)
The Average Price Paid per Share represents the average price as adjusted for the 2 for 1 stock split. The average price paid for shares in the period from February 1, 2018 to February 28, 2018 reflects the net settlement of an accelerated share repurchase agreement under which the average price per share achieved was $25.71 post-split.

(3)
On July 21, 2014, our Board of Directors approved the repurchase of up to $200.0 million of the Company’s outstanding common stock. On July 20, 2015, the Company’s Board of Directors authorized the repurchase of up to an additional $400.0 million of the Company's outstanding common stock. On November 14, 2017, the Company entered into an ASR agreement with an investment bank to purchase an aggregate $75 million of the Company’s common stock. The Company received an initial delivery of 1,290,486 shares of the Company’s common stock with a fair market value of approximately $63.8 million. On February 9, 2018, this agreement was completed by the investment bank on a pre-split basis with the delivery of 336,454 shares of the Company's common stock. After completing these share repurchases, the Company’s outstanding Board-approved share repurchase authorization is $227.5 million. As of March 31, 2018, a total of 10,886,546 shares were acquired prior to the split have been repurchased since the first quarter of 2014, these shares did not participate in the stock split.

ITEM 6. Exhibits
The following exhibits are filed as a part of this Report:

3.1
Articles of Amendment to Articles of Incorporation (adopted April 24, 2003) (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 2003 (Commission file number 001-13619)) and Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 29, 2018).

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

BROWN & BROWN, INC.

/s/ R. Andrew Watts
Date: May 9, 2018	R. Andrew Watts
Executive Vice President, Chief Financial Officer and Treasurer
(duly authorized officer, principal financial officer and principal accounting officer)