Form 10-Q
period 2018-06-30
BROWN & BROWN, INC.
filed 2018-08-07
CIK 79282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s common stock, $0.10 par value, outstanding as of August 6, 2018 was 279,274,182.

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

PART I — FINANCIAL INFORMATION
ITEM 1 — Financial Statements (Unaudited)
BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands, except per share data)	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
REVENUES
Commissions and fees	$472,068	$464,724	$972,406	$909,290
Investment income	731	351	1,332	594
Other income, net	388	1,230	910	21,501
Total revenues	473,187	466,305	974,648	931,385
EXPENSES
Employee compensation and benefits	251,958	244,517	522,857	490,383
Other operating expenses	83,694	71,312	160,007	138,231
(Gain)/loss on disposal	(230)	9	(2,650)	(91)
Amortization	20,785	21,347	41,324	42,967
Depreciation	5,599	5,655	11,151	11,753
Interest	10,052	9,874	19,723	19,556
Change in estimated acquisition earn-out payables	419	5,589	2,885	9,617
Total expenses	372,277	358,303	755,297	712,416
Income before income taxes	100,910	108,002	219,351	218,969
Income taxes	26,988	41,900	54,601	82,757
Net income	$73,922	$66,102	$164,750	$136,212
Net income per share:
Basic	$0.27	$0.24	$0.60	$0.49
Diluted	$0.26	$0.23	$0.58	$0.48
Dividends declared per share	$0.075	$0.068	$0.150	$0.135
See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except per share data)	June 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$477,928	$573,383
Restricted cash and investments	309,231	250,705
Short-term investments	11,161	24,965
Premiums, commissions and fees receivable	736,341	546,402
Reinsurance recoverable	89,116	477,820
Prepaid reinsurance premiums	310,707	321,017
Other current assets	106,724	47,864
Total current assets	2,041,208	2,242,156
Fixed assets, net	85,213	77,086
Goodwill	2,845,854	2,716,079
Amortizable intangible assets, net	640,554	641,005
Investments	20,092	13,949
Other assets	68,636	57,275
Total assets	$5,701,557	$5,747,550
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Premiums payable to insurance companies	$815,504	$685,163
Losses and loss adjustment reserve	88,149	476,721
Unearned premiums	310,707	321,017
Premium deposits and credits due customers	101,184	91,648
Accounts payable	98,265	64,177
Accrued expenses and other liabilities	217,898	228,748
Current portion of long-term debt	25,000	120,000
Total current liabilities	1,656,707	1,987,474
Long-term debt less unamortized discount and debt issuance costs	841,959	856,141
Deferred income taxes, net	284,309	256,185
Other liabilities	87,100	65,051
Shareholders’ Equity:
Common stock, par value $0.10 per share; authorized 560,000 shares; issued 287,085 shares and outstanding 276,198 shares at 2018, issued 286,929 shares and outstanding 276,210 shares at 2017 - in thousands. 2017 share amounts restated for the 2-for-1 stock split effective March 28, 2018	28,708	28,692
Additional paid-in capital	502,950	483,730
Treasury stock, at cost at 10,887 shares at 2018 and 10,719 shares at 2017, respectively - in thousands.	(397,572)	(386,322)
Retained earnings	2,697,396	2,456,599
Total shareholders’ equity	2,831,482	2,582,699
Total liabilities and shareholders’ equity	$5,701,557	$5,747,550
See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
(in thousands)	2018	2017
Cash flows from operating activities:
Net income	$164,750	$136,212
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	41,324	42,967
Depreciation	11,151	11,753
Non-cash stock-based compensation	15,027	15,326
Change in estimated acquisition earn-out payables	2,885	9,617
Deferred income taxes	(16,437)	14,793
Amortization of debt discount	79	79
Amortization and disposal of deferred financing costs	740	943
Accretion of discounts and premiums, investment	1	13
Net gain on sales of investments, fixed assets and customer accounts	(2,432)	136
Payments on acquisition earn-outs in excess of original estimated payables	(3,408)	(7,109)
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Premiums, commissions and fees receivable (increase)/decrease	(29,471)	2,918
Reinsurance recoverables decrease	388,704	55,604
Prepaid reinsurance premiums decrease	10,310	10,925
Other assets (increase)	(15,731)	(9,326)
Premiums payable to insurance companies increase	106,839	59,219
Premium deposits and credits due customers increase	8,360	8,500
Losses and loss adjustment reserve (decrease)	(388,572)	(55,604)
Unearned premiums (decrease)	(10,310)	(10,925)
Accounts payable increase	31,343	38,510
Accrued expenses and other liabilities (decrease)	(34,837)	(26,021)
Other liabilities (decrease)	(2,909)	(28,449)
Net cash provided by operating activities	277,406	270,081
Cash flows from investing activities:
Additions to fixed assets	(19,390)	(8,848)
Payments for businesses acquired, net of cash acquired	(141,803)	(11,526)
Proceeds from sales of fixed assets and customer accounts	2,906	669
Purchases of investments	(8,863)	(5,916)
Proceeds from sales of investments	16,346	2,911
Net cash used in investing activities	(150,804)	(22,710)
Cash flows from financing activities:
Payments on acquisition earn-outs	(5,183)	(8,668)
Payments on long-term debt	(110,001)	(86,750)
Deferred debt issuance costs	—	(2,753)
Issuances of common stock for employee stock benefit plans	720	500
Repurchase shares to fund tax withholdings for non-cash stock-based compensation	(7,656)	(5,054)
Purchase of treasury stock	(11,250)	(11,159)
Settlement (prepayment) of accelerated share repurchase program	11,250	—
Cash dividends paid	(41,411)	(37,840)
Net cash used in financing activities	(163,531)	(151,724)
Net (decrease)/increase in cash and cash equivalents inclusive of restricted cash	(36,929)	95,647
Cash and cash equivalents inclusive of restricted cash at beginning of period	824,088	781,283
Cash and cash equivalents inclusive of restricted cash at end of period	$787,159	$876,930
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
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which provides guidance for accounting for leases. Under ASU 2016-02, the Company will be required to recognize the assets and liabilities for the rights and obligations created by leased assets with initial maturities greater than one year. ASU 2016-02 will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company continues to evaluate the impact of this pronouncement with the principal impact being that the present value of the remaining lease payments be presented as a liability on the balance sheet as well as an asset of similar value representing the “Right of Use” for those leased properties. The undiscounted contractual cash payments remaining on leased properties were $210.4 million as of December 31, 2017 as indicated in Note 13 of the Company's Form 10-K and $191.8 million as of June 30, 2018 as detailed in the Liquidity and Capital Resources section of this Quarterly Report on Form 10-Q.
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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“Topic 606”), which provides guidance for revenue recognition. Topic 606 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets.  It supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. The standard’s core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. Effective as of January 1, 2018, the Company adopted ASU 2014–09, and all related amendments, which established Accounting Standards Codification ("ASC") Topic 606. The Company adopted these standards by recognizing the cumulative effect as an adjustment to opening retained earnings at January 1, 2018, under the modified retrospective method for contracts not completed as of the day of adoption. The cumulative impact of adopting Topic 606 on January 1, 2018 was an increase in retained earnings within stockholders’ equity of $117.5 million. Under the modified retrospective method, the Company is not required to restate comparative financial information prior to the adoption of these standards and, therefore, such information presented for the three and six months ended June 30, 2017 continues to be reported under the Company's previous accounting policies.
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
Commission revenues - Prior to the adoption of Topic 606, commission revenues, including those billed on an installment basis, were recognized on the latter of the policy effective date or the date that the premium was billed to the client, with the exception of the Company's Arrowhead businesses, which followed a policy of recognizing these revenues on the latter of the policy effective date or processed date in our systems.  As a result of the adoption of Topic 606, certain revenues associated with the issuance of policies are now recognized upon the effective date of the associated policy. These commission revenues, including those billed on an installment basis, are now recognized earlier than they had been previously. Revenue is now accrued based upon the completion of the performance obligation, thereby creating a current asset for the unbilled revenue, until such time as an invoice is generated, which typically does not exceed twelve months. The Company does not expect the overall impact of these changes to be significant on a full-year basis, but the timing of recognizing revenue will impact our fiscal quarters when compared to prior years. For the six months ended June 30, 2018, the adoption of Topic 606 increased base and incentive commissions revenue, as defined in Note 3, by $14.8 million compared to what would have been recognized under the Company's previous accounting policies. Incentive commissions include additional commissions over base commissions received from insurance carriers based on predetermined production levels mutually agreed upon by both parties.
Profit-sharing contingent commissions - Prior to the adoption of Topic 606, revenue that was not fixed and determinable because a contingency existed was not recognized until the contingency was resolved.  Under Topic 606, the Company must estimate the amount of consideration that will be received in the coming year such that a significant reversal of revenue is not probable.  Profit-sharing contingent commissions represent a form of variable consideration associated with the placement of coverage, for which we earn commissions and fees.  In connection with Topic 606, profit-sharing contingent commissions are estimated with a constraint applied and accrued relative to the recognition of the corresponding core commissions.  The resulting effect on the timing of recognizing profit-sharing contingent commissions will now more closely follow a similar pattern as our commissions and fees with any true-ups recognized when payments are received or as additional information that affects the estimate becomes available.  For the six months ended June 30, 2018, the adoption of Topic 606 reduced profit-sharing contingent commissions revenue by $17.0 million compared to what would have been recognized under our previous accounting policies.
Fee revenues - Approximately 30% of the Company’s commissions and fees are in the form of fees, which are predominantly in the Company's National Programs and Services Segments, and to a lesser extent in the large accounts business within the Company's Retail Segment, where the Company receives fees in lieu of a commission. In accordance with Topic 606, fee revenue from certain agreements are recognized in earlier periods and others in later periods as compared to our previous accounting treatment depending on when the services within the contract are satisfied and when we have transferred control of the related services to the customer. The Company does not expect the overall impact of these changes to be significant on a full-year basis, but the timing of recognizing fees revenue will impact our fiscal quarters when compared to prior years. For the six months ended June 30, 2018, the adoption of Topic 606 increased fees revenue by $2.4 million compared to what would have been recognized under our previous accounting policies.
Additionally, the Company has evaluated ASC Topic 340 - Other Assets and Deferred Cost (“ASC 340”) which requires companies to defer certain incremental cost to obtain customer contracts, and certain costs to fulfill customer contracts.

Incremental cost to obtain - The adoption of ASC 340 resulted in the Company deferring certain costs to obtain customer contracts primarily as they relate to commission-based compensation plans in the Retail Segment, in which the Company pays an incremental amount of compensation on new business. These incremental costs are deferred and amortized over a 15-year period, which is consistent with the analysis performed on acquired customer accounts and referenced in Note 7 to the Company’s condensed consolidated financial statements. For the six months ended June 30, 2018, the Company deferred $6.6 million of incremental cost to obtain customer contracts. The Company expensed $0.1 million of the incremental cost to obtain customer contracts for the six months ended June 30, 2018.
Cost to fulfill - The adoption of ASC 340 resulted in the Company deferring certain costs to fulfill contracts and to recognize these costs as the associated performance obligations are fulfilled. In order for contract fulfillment costs to be deferred under ASC 340, the costs must (1) relate directly to a specific contract or anticipated contract, (2) generate or enhance resources that the Company will use in satisfying its obligations under the contract, and (3) be expected to be recovered through sufficient net cash flows from the contract. The Company does not expect the overall impact of these changes to be significant on a full-year basis, but the timing of recognizing these expenses will impact quarterly results compared to prior years as such recognition better aligns with the associated revenue. With the modified retrospective adoption of Topic 606, the Company deferred $52.7 million in contract fulfillment costs on its opening balance sheet on January 1, 2018 based upon the estimated average time spent on policy renewals. For the six months ended June 30, 2018, the Company had net expense of $3.9 million related to the release of previously deferred contract fulfillment costs associated with performance obligations that were satisfied in the period, net of current year deferrals for costs incurred that related to performance obligations yet to be fulfilled.
In connection with the implementation of this standard, we modified, and in some instances instituted, additional accounting procedures, processes and internal controls. While the relative impacts of this standard to our revenue streams is significant, we do not view these modifications and additions as a material change in our internal controls over financial reporting.
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

	Six months ended June 30, 2018
(in thousands)	As reported	Impact of adopting the New Revenue Standard	Balances without the New Revenue Standard
Statement of Income
Revenues:
Commissions and fees	972,406	224	972,182

Expenses:
Employee compensation and benefits	522,857	(2,119)	524,976
Other operating expenses	160,007	4,684	155,323
Income taxes	54,601	(583)	55,184

Net income	164,750	(1,758)	166,508

NOTE 3· Revenues
The following tables present the revenues disaggregated by revenue source:

	Three months ended June 30, 2018
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Base commissions(1)	$193,242	$80,281	$60,215	$—	$(155)	$333,583
Fees(2)	22,689	32,479	12,675	45,831	(286)	113,388
Incentive commissions(3)	8,389	(31)	262	—	3	8,623
Profit-sharing contingent commissions(4)	6,469	5,521	1,991	—	—	13,981
Guaranteed supplemental commissions(5)	2,182	39	272	—	—	2,493
Investment income(6)	—	132	81	36	482	731
Other income, net(7)	346	19	72	—	(49)	388
Total Revenues	$233,317	$118,440	$75,568	$45,867	$(5)	$473,187

	Six months ended June 30, 2018
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Base commissions(1)	$401,548	$157,383	$112,676	$—	$(29)	$671,578
Fees(2)	60,367	63,672	23,910	89,824	(522)	237,251
Incentive commissions(3)	31,949	9	469	—	12	32,439
Profit-sharing contingent commissions(4)	12,599	9,503	3,563	—	—	25,665
Guaranteed supplemental commissions(5)	4,704	54	715	—	—	5,473
Investment income(6)	1	246	81	109	895	1,332
Other income, net(7)	551	48	302	—	9	910
Total Revenues	$511,719	$230,915	$141,716	$89,933	$365	$974,648

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

(2)	Fee revenues relate to fees for services other than securing coverage for our customers and fees negotiated in lieu of commissions.

(3)	Incentive commissions include additional commissions over base commissions received from insurance carriers based on predetermined production levels mutually agreed upon by both parties.

(4)	Profit-sharing contingent commissions are based primarily on underwriting results, but may also reflect considerations for volume, growth and/or retention.

(5)	Guaranteed supplemental commissions represent guaranteed fixed-base agreements in lieu of profit-sharing contingent commissions.

(6)	Investment income consists primarily of interest on cash and investments.

(7)	Other income consists primarily of legal settlements and other miscellaneous income.
Contract Assets and Liabilities
The balances of contract assets and contract liabilities arising from contracts with customers as of June 30, 2018 and December 31, 2017 were as follows:

(in thousands)	June 30, 2018	December 31, 2017(1)
Contract assets	$213,477	$210,323
Contract liabilities	$59,361	$51,236

(1)	The balances as of December 31, 2017 have been revised to reflect the impact of adopting the New Revenue Standard.
Unbilled receivables (contract assets) arise when the Company recognizes revenue for amounts which have not yet been billed in our systems. Deferred revenue (contract liabilities) relates to payments received in advance of performance under the contract before the transfer of a good or service to the customer.
As of June 30, 2018, deferred revenue consisted of $50.5 million as current portion to be recognized within one year and $8.9 million in long term to be recognized beyond one year. As of December 31, 2017, deferred revenue consisted of $44.5 million as current portion to be recognized within one year and $6.7 million in long term to be recognized beyond one year.
During the six months ended June 30, 2018, the amount of revenue recognized related to performance obligations satisfied in a previous period, inclusive of changes due to estimates, was insignificant.
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

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share data)	2018	2017	2018	2017
Net income	$73,922	$66,102	$164,750	$136,212
Net income attributable to unvested awarded performance stock	(1,618)	(1,642)	(3,529)	(3,329)
Net income attributable to common shares	$72,304	$64,460	$161,221	$132,883
Weighted average number of common shares outstanding – basic	276,123	280,346	276,038	280,286
Less unvested awarded performance stock included in weighted average number of common shares outstanding – basic	(6,042)	(6,962)	(5,912)	(6,850)
Weighted average number of common shares outstanding for basic net income per common share	270,081	273,384	270,126	273,436
Dilutive effect of stock options	5,827	4,818	5,683	4,692
Weighted average number of shares outstanding – diluted	275,908	278,202	275,809	278,128
Net income per share:
Basic	$0.27	$0.24	$0.60	$0.49
Diluted	$0.26	$0.23	$0.58	$0.48

NOTE 5· Business Combinations
During the six months ended June 30, 2018, Brown & Brown acquired the assets and assumed certain liabilities of seven insurance intermediaries and all of the stock of one insurance intermediary. Additionally, miscellaneous adjustments were recorded to the purchase price allocation of certain prior acquisitions completed within the last twelve months as permitted by Accounting Standards Codification Topic 805 — Business Combinations (“ASC 805”). Such adjustments are presented in the “Other” category within the following two tables. The recorded purchase price for all acquisitions includes an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations will be recorded in the Condensed Consolidated Statement of Income when incurred.
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
Based on the acquisition date and the complexity of the underlying valuation work, certain amounts included in the Company’s Condensed Consolidated Financial Statements may be provisional and thus subject to further adjustments within the permitted measurement period, as defined in ASC 805. For the six months ended June 30, 2018, adjustments were made within the permitted measurement period that resulted in an increase in the aggregate purchase price of the affected acquisitions of $21.4 thousand relating to the assumption of certain liabilities. These measurement period adjustments have been reflected as current period adjustments in the six months ended June 30, 2018 in accordance with the guidance in ASU 2015-16 “Business Combinations.” The measurement period adjustments primarily impacted goodwill, with no effect on earnings or cash in the current period.
Cash paid for acquisitions was $150.0 million in the six-month period ended June 30, 2018. We completed eight acquisitions (excluding book of business purchases) in the six-month period ended June 30, 2018. We completed three acquisitions (excluding book of business purchases) in the six-month period ended June 30, 2017.
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

(in thousands)
Name	Business segment	Effective date of acquisition	Cash paid	Other payable	Recorded earn-out payable	Net assets acquired	Maximum potential earn- out payable
Opus Advisory Group, LLC (Opus)	Retail	February 1, 2018	$20,400	$200	$2,422	$23,022	$3,600
Kerxton Insurance Agency, Inc. (Kerxton)	Retail	March 1, 2018	13,177	1,490	2,080	16,747	2,920
Automotive Development Group, LLC (ADG)	National Programs	May 1, 2018	29,471	559	14,630	44,660	20,000
Servco Pacific, Inc. (Servco)	Retail	June 1, 2018	76,551	—	916	77,467	7,000
Other	Various	Various	$10,393	$137	$2,023	$12,553	$4,528
Total			$149,992	$2,386	$22,071	$174,449	$38,048

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition and adjustments made during the measurement period of the prior year acquisitions.

(in thousands)	Opus	Kerxton	ADG	Servco	Other	Total
Cash	$—	$—	$—	$8,189	$—	$8,189
Other current assets	—	—	—	7,743	—	7,743
Fixed assets	12	10	67	178	$23	$290
Goodwill	17,938	13,417	35,436	53,967	9,017	129,775
Purchased customer accounts	5,051	4,712	9,136	16,902	4,912	40,713
Non-compete agreements	21	22	21	1	105	170
Other assets	—	—	—	1,528	—	1,528
Total assets acquired	23,022	18,161	44,660	88,508	14,057	188,408
Other current liabilities	—	(1,414)	—	(11,041)	(1,504)	(13,959)
Total liabilities assumed	—	(1,414)	—	(11,041)	(1,504)	(13,959)
Net assets acquired	23,022	$16,747	44,660	77,467	$12,553	$174,449

The weighted average useful lives for the acquired amortizable intangible assets are as follows: purchased customer accounts, 15 years; and non-compete agreements, 5 years.
Goodwill of $129.8 million, which is net of any opening balance sheet adjustments within the allowable measurement period, was allocated to the Retail and Wholesale Brokerage Segments in the amounts of $124.2 million and $5.6 million, respectively. Of the total goodwill of $129.8 million, the amount currently deductible for income tax purposes is $107.7 million and the remaining $22.1 million relates to the recorded earn-out payables and will not be deductible until it is earned and paid.
For the acquisitions completed during 2018, the results of operations since the acquisition dates have been combined with those of the Company. The total revenues from the acquisitions completed through June 30, 2018, included in the Condensed Consolidated Statement of Income for the six months ended June 30, 2018, was $7.9 million. The income before income taxes, including the intercompany cost of capital charge, from the acquisitions completed through June 30, 2018, included in the Condensed Consolidated Statement of Income for the six months ended June 30, 2018, was $1.0 million. If the acquisitions had occurred as of the beginning of the respective periods, the Company’s results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

(UNAUDITED)	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2018	2017	2018	2017
Total revenues	$478,414	$479,225	$991,188	$956,510
Income before income taxes	$102,056	$111,018	$223,189	$224,855
Net income	$74,761	$67,948	$167,633	$139,874
Net income per share:
Basic	$0.27	$0.25	$0.61	$0.50
Diluted	$0.27	$0.24	$0.60	$0.49
Weighted average number of shares outstanding:
Basic	270,081	273,384	270,126	273,436
Diluted	275,908	278,202	275,809	278,128

As of June 30, 2018 and 2017, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820-Fair Value Measurement. The resulting additions, payments, and net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the three and six months ended June 30, 2018 and 2017, were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Balance as of the beginning of the period	$40,600	$57,408	$36,175	$63,821
Additions to estimated acquisition earn-out payables	17,549	493	22,071	282
Payments for estimated acquisition earn-out payables	(6,028)	(5,547)	(8,591)	(15,777)
Subtotal	52,121	52,354	49,655	48,326
Net change in earnings from estimated acquisition earn-out payables:
Change in fair value on estimated acquisition earn-out payables	(189)	4,851	1,873	8,186
Interest expense accretion	608	738	1,012	1,431
Net change in earnings from estimated acquisition earn-out payables	419	5,589	2,885	9,617
Balance as of June 30,	$52,540	$57,943	$52,540	$57,943

Of the $52.5 million estimated acquisition earn-out payables as of June 30, 2018, $24.0 million was recorded as accounts payable and $28.5 million was recorded as other non-current liabilities. As of June 30, 2018, the maximum future acquisition contingency payments related to all acquisitions was $106.1 million, inclusive of the $52.5 million estimated acquisition earn-out payables as of June 30, 2018. Included within the additions to estimated acquisition earn-out payables are any adjustments to opening balance sheet items within the allowable measurement period, which may therefore differ from previously reported amounts.
NOTE 6· Goodwill
Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The Company completed its most recent annual assessment as of November 30, 2017, and identified no impairment as a result of the evaluation.
The changes in the carrying value of goodwill by reportable segment for the six months ended June 30, 2018 are as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Total
Balance as of January 1, 2018	$1,386,248	$908,472	$286,098	$135,261	$2,716,079
Goodwill of acquired businesses	124,230	—	5,545	—	129,775
Balance as of June 30, 2018	$1,510,478	$908,472	$291,643	$135,261	$2,845,854

NOTE 7· Amortizable Intangible Assets
Amortizable intangible assets at June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018				December 31, 2017
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average life (years)(1)	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average life (years)(1)
Purchased customer accounts	$1,504,859	$(865,347)	$639,512	15.0	$1,464,274	$(824,584)	$639,690	15.0
Non-compete agreements	30,457	(29,415)	1,042	6.8	30,287	(28,972)	1,315	6.8
Total	$1,535,316	$(894,762)	$640,554		$1,494,561	$(853,556)	$641,005

(1)	Weighted average life calculated as of the date of acquisition.
Amortization expense for amortizable intangible assets for the years ending December 31, 2018, 2019, 2020, 2021 and 2022 is estimated to be $82.9 million, $79.2 million, $71.9 million, $68.6 million, and $64.2 million, respectively.

NOTE 8· Long-Term Debt
Long-term debt at June 30, 2018 and December 31, 2017 consisted of the following:

(in thousands)	June 30, 2018	December 31, 2017
Current portion of long-term debt:
Current portion of 5-year term loan facility expires June 28, 2022	$25,000	$20,000
4.500% senior notes, Series E, quarterly interest payments, balloon due September 2018	—	100,000
Total current portion of long-term debt	25,000	120,000
Long-term debt:
Note agreements:
4.200% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2024	499,022	498,943
Total notes	499,022	498,943
Credit agreements:
5-year term-loan facility, periodic interest and principal payments, LIBOR plus up to 1.750%, expires June 28, 2022	350,000	365,000
5-year revolving-loan facility, periodic interest payments, LIBOR plus up to 1.500%, plus commitment fees up to 0.250%, expires June 28, 2022	—	—
Total credit agreements	350,000	365,000
Debt issuance costs (contra)	(7,063)	(7,802)
Total long-term debt less unamortized discount and debt issuance costs	841,959	856,141
Current portion of long-term debt	25,000	120,000
Total debt	$866,959	$976,141

On December 22, 2006, the Company entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company. The initial issuance of notes under the Master Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.660% per year. On February 1, 2008, $25.0 million in Series D Senior Notes due January 15, 2015, with a fixed interest rate of 5.370% per year, were issued. On September 15, 2011, and pursuant to a Confirmation of Acceptance, dated January 21, 2011, in connection with the Master Agreement, $100.0 million in Series E Senior Notes were issued with a maturity date of September 15, 2018, with a fixed interest rate of 4.500% per year. The Series E Senior Notes were issued for the sole purpose of retiring existing Senior Notes. On January 15, 2015 the Series D Senior Notes were redeemed at maturity using cash proceeds to pay off the principal of $25.0 million plus any remaining accrued interest. On December 22, 2016, the Series C Senior Notes were redeemed at maturity using cash proceeds to pay off the principal of $25.0 million plus any remaining accrued interest. On May 10, 2018, the principal balance of $100.0 million from the Series E Senior Notes was paid in full, along with accrued interest of $0.7 million and a prepayment premium of $0.7 million. As of June 30, 2018, there was no outstanding debt balance issued under the provisions of the Master Agreement.
On June 28, 2017, the Company entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) with the lenders named therein, JPMorgan Chase Bank, N.A. as administrative agent and certain other banks as co-syndication agents and co-documentation agents. The Amended and Restated Credit Agreement amended and restated the credit agreement dated April 17, 2014, among such parties (the “Original Credit Agreement”). The Amended and Restated Credit Agreement extends the applicable maturity date of the existing revolving credit facility (the “Facility”) of $800.0 million to June 28, 2022 and re-evidences unsecured term loans at $400.0 million while also extending the applicable maturity date to June 28, 2022. The term loan principal amortization schedule was reset with payments due quarterly. At the time of the execution of the Amended and Restated Credit Agreement, $67.5 million of principal from the original unsecured term loans was repaid using operating cash balances, and the Company added an additional $2.8 million in debt issuance costs related to the Facility to the Consolidated Balance Sheet. The Company also expensed to the Consolidated Statements of Income $0.2 million of debt issuance costs related to the Original Credit Agreement due to certain lenders exiting prior to the modified agreement, while also carrying forward $1.6 million on the Consolidated Balance Sheet the unamortized portion of the Original Credit Agreement debt issuance costs which will amortize over the term of the Amended and Restated Credit Agreement. Either or both of the revolving credit facility and the term loans may be extended for two additional one-year periods at the Company’s request and at the discretion of the respective lenders. Interest and facility fees in respect to the Credit Facility are based upon the better of the Company’s net debt leverage ratio or a non-credit enhanced senior unsecured long-term debt rating. Based upon the Company’s net debt leverage ratio, the rates of interest charged on the term loan are 1.000% to 1.750%, and the revolving loan is 0.850% to 1.500% above the adjusted LIBOR rate for outstanding amounts drawn. There are fees included in the facility which include a facility fee based upon the revolving credit commitments of the lenders (whether used or unused) at a rate of 0.150% to 0.250% and letter of credit fees based upon the amounts of outstanding secured or unsecured letters of credit. The Amended and

Restated Credit Agreement includes various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers. On June 30, 2018, a scheduled principal payment of $5.0 million was satisfied per the terms of the Amended and Restated Credit Agreement. As of June 30, 2018, there was an outstanding debt balance issued under the terms of the Amended and Restated Credit Agreement of $375.0 million with no borrowings outstanding against the revolving loan. Per the terms of the Amended and Restated Credit Agreement, a scheduled principal payment of $5.0 million is due September 30, 2018.
On September 18, 2014, the Company issued $500.0 million of 4.200% unsecured Senior Notes due in 2024. The Senior Notes were given investment grade ratings of BBB-/Baa3 with a stable outlook. The notes are subject to certain covenant restrictions and regulations which are customary for credit rated obligations. At the time of funding, the proceeds were offered at a discount of the original note amount which also excluded an underwriting fee discount. The net proceeds received from the issuance were used to repay the outstanding balance of $475.0 million on the revolving Credit Facility and for other general corporate purposes. As of June 30, 2018 and December 31, 2017, there was an outstanding debt balance of $500.0 million exclusive of the associated discount balance.
The Master Agreement and the Amended and Restated Credit Agreement require the Company to maintain certain financial ratios and comply with certain other covenants. The Company was in compliance with all such covenants as of June 30, 2018 and December 31, 2017.
The 30-day Adjusted LIBOR Rate as of June 30, 2018 was 2.125%.
NOTE 9· Supplemental Disclosures of Cash Flow Information and Non-Cash Financing and Investing Activities
Brown & Brown's cash paid during the period for interest and income taxes are summarized as follows:

	Six months ended June 30,
(in thousands)	2018	2017
Cash paid during the period for:
Interest	$19,112	$18,556
Income taxes	$65,521	$77,343
Brown & Brown’s significant non-cash investing and financing activities are summarized as follows:

	Six months ended June 30,
(in thousands)	2018	2017
Other payable issued for purchased customer accounts	$2,386	$11,069
Estimated acquisition earn-out payables and related charges	$22,071	$282

Our restricted cash balance is composed of funds held in separate premium trust accounts as required by state law or, in some cases, by agreement with our carrier partners. The following is a reconciliation of cash and cash equivalents inclusive of restricted cash as of June 30, 2018 and 2017.

	Balance as of June 30,
(in thousands)	2018	2017
Table to reconcile cash and cash equivalents inclusive of restricted cash
Cash and cash equivalents	$477,928	$600,296
Restricted cash	309,231	276,634
Total cash and cash equivalents inclusive of restricted cash at the end of the period	$787,159	$876,930
The following is a reconciliation of cash and cash equivalents inclusive of restricted cash as of December 31, 2017 and 2016.

	Balance as of December 31,
(in thousands)	2017	2016
Table to reconcile cash and cash equivalents inclusive of restricted cash
Cash and cash equivalents	$573,383	$515,646
Restricted cash	250,705	265,637
Total cash and cash equivalents inclusive of restricted cash at the end of the period	$824,088	$781,283

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
NOTE 10· Legal and Regulatory Proceedings
The Company is involved in numerous pending or threatened proceedings by or against Brown & Brown, Inc. or one or more of its subsidiaries that arise in the ordinary course of business. The damages that may be claimed against the Company in these various proceedings are in some cases substantial, including in certain instances claims for punitive or extraordinary damages. Some of these claims and lawsuits have been resolved; others are in the process of being resolved and others are still in the investigation or discovery phase. The Company will continue to respond appropriately to these claims and lawsuits and to vigorously protect its interests.
During the first quarter of 2017, the Company was successful in settling a lawsuit it had brought against certain former employees of Brown & Brown, their employer, AssuredPartners, Inc. ("AssuredPartners") and certain key executives of AssuredPartners.  The settlement included a payment of $20.0 million by AssuredPartners to Brown & Brown in exchange for releasing certain individuals from restrictive covenants in the employment contracts they had signed with the Company and provides protection for current Brown & Brown teammates from continued solicitation for employment by AssuredPartners.
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
Brown & Brown conducts all of its operations within the United States of America, except for a wholesale brokerage operation based in London, England, retail operations in Bermuda and the Cayman Islands, and national programs operations in Canada. These operations earned $4.2 million and $4.2 million of total revenues for the three months ended June 30, 2018 and 2017, respectively. These operations earned $7.5 million and $7.2 million of total revenues for the six months ended June 30, 2018 and 2017, respectively. Long-lived assets held outside of the United States as of June 30, 2018 and 2017 were not material.
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

	Three months ended June 30, 2018
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$233,317	$118,440	$75,568	$45,867	$(5)	$473,187
Investment income	$—	$132	$81	$36	$482	$731
Amortization	$10,502	$6,324	$2,822	$1,137	$—	$20,785
Depreciation	$1,273	$1,354	$426	$379	$2,167	$5,599
Interest expense	$7,112	$6,376	$1,371	$583	$(5,390)	$10,052
Income before income taxes	$44,361	$24,324	$20,547	$8,085	$3,593	$100,910
Total assets	$4,668,251	$2,844,485	$1,267,207	$419,876	$(3,498,262)	$5,701,557
Capital expenditures	$1,954	$2,215	$447	$147	$4,876	$9,639

	Three months ended June 30, 2017
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$238,969	$113,675	$71,991	$41,580	$90	$466,305
Investment income	$1	$81	$—	$72	$197	$351
Amortization	$10,517	$6,847	$2,845	$1,137	$1	$21,347
Depreciation	$1,324	$1,604	$477	$390	$1,860	$5,655
Interest expense	$8,126	$8,918	$1,613	$946	$(9,729)	$9,874
Income before income taxes	$47,978	$23,397	$20,085	$8,449	$8,093	$108,002
Total assets	$4,090,094	$2,723,177	$1,204,184	$396,165	$(3,134,611)	$5,279,009
Capital expenditures	$1,404	$1,448	$1,014	$342	$1,608	$5,816

	Six months ended June 30, 2018
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$511,719	$230,915	$141,716	$89,933	$365	$974,648
Investment income	$1	$246	$81	$109	$895	$1,332
Amortization	$20,744	$12,647	$5,659	$2,274	$—	$41,324
Depreciation	$2,510	$2,741	$853	$790	$4,257	$11,151
Interest expense	$13,909	$13,872	$2,806	$1,177	$(12,041)	$19,723
Income before income taxes	$114,760	$45,102	$31,930	$16,901	$10,658	$219,351
Total assets	$4,668,251	$2,844,485	$1,267,207	$419,876	$(3,498,262)	$5,701,557
Capital expenditures	$4,361	$4,893	$867	$432	$8,837	$19,390

	Six months ended June 30, 2017
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$478,256	$214,858	$137,238	$80,906	$20,127	$931,385
Investment income	$3	$155	$—	$152	$284	$594
Amortization	$21,164	$13,751	$5,776	$2,275	$1	$42,967
Depreciation	$2,713	$3,563	$967	$789	$3,721	$11,753
Interest expense	$16,702	$18,953	$3,288	$1,907	$(21,294)	$19,556
Income before income taxes	$96,833	$35,924	$35,350	$14,570	$36,292	$218,969
Total assets	$4,090,094	$2,723,177	$1,204,184	$396,165	$(3,134,611)	$5,279,009
Capital expenditures	$2,540	$2,528	$1,392	$492	$1,896	$8,848

NOTE 12· Investments
At June 30, 2018, the Company’s amortized cost and fair values of fixed maturity securities are summarized as follows:

(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities, obligations of U.S. Government agencies and Municipalities	$22,717	$1	$(373)	$22,345
Corporate debt	823	1	(2)	822
Total	$23,540	$2	$(375)	$23,167

At June 30, 2018, the Company held $22.3 million in fixed income securities composed of U.S. Treasury securities, securities issued by U.S. Government agencies and municipalities, and $0.8 million issued by corporations with investment grade ratings. Of that total, $3.1 million is classified as short-term investments on the Condensed Consolidated Balance Sheet as maturities are less than one-year, which also includes $8.1 million that is related to time deposits held with various financial institutions.
For securities in a loss position, the following table shows the investments’ gross unrealized loss and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2018:

	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Treasury securities, obligations of U.S. Government agencies and Municipalities	$18,495	$(337)	$3,644	$(36)	$22,139	$(373)
Corporate debt	654	(2)	—	—	654	(2)
Total	$19,149	$(339)	$3,644	$(36)	$22,793	$(375)

The unrealized losses were caused by interest rate increases. At June 30, 2018, the Company had 26 securities in an unrealized loss position. The corporate securities are highly rated securities with no indicators of potential impairment. Based on the ability and intent of the Company to hold these investments until recovery of fair value, which may be maturity, the bonds were not considered to be other-than-temporarily impaired at June 30, 2018.
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
The amortized cost and estimated fair value of the fixed maturity securities at June 30, 2018 by contractual maturity are set forth below:

(in thousands)	Amortized cost	Fair value
Years to maturity:
Due in one year or less	$3,086	$3,075
Due after one year through five years	20,221	19,859
Due after five years	233	233
Total	$23,540	$23,167
The amortized cost and estimated fair value of the fixed maturity securities at December 31, 2017 by contractual maturity are set forth below:

(in thousands)	Amortized cost	Fair value
Years to maturity:
Due in one year or less	$16,934	$16,899
Due after one year through five years	13,876	13,708
Due after five years	232	241
Total	$31,042	$30,848

The expected maturities in the foregoing table may differ from the contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalty.
Proceeds from the sales and maturity of the Company’s investment in fixed maturity securities were $15.8 million. This along with maturing time deposits yielded total cash proceeds from the sale of investments of $16.3 million in the period of January 1, 2018 to June 30, 2018. These proceeds were used to purchase additional fixed maturity securities and time deposits. The gains and losses realized on those sales for the period from January 1, 2018 to June 30, 2018 were insignificant.
Realized gains and losses are reported on the Condensed Consolidated Statements of Income, with the cost of securities sold determined on a specific identification basis.
At June 30, 2018, investments with a fair value of approximately $4.0 million were on deposit with state insurance departments to satisfy regulatory requirements.
NOTE 13· Reinsurance
Although the reinsurers are liable to the Company for amounts reinsured, our subsidiary, Wright National Flood Insurance Company (“Wright Flood”) remains primarily liable to its policyholders for the full amount of the policies written whether or not the reinsurers meet their obligations to the Company when they become due. The effects of reinsurance on premiums written and earned are as follows:

	Period from January 1, 2018 to June 30, 2018
(in thousands)	Written	Earned
Direct premiums	$283,974	$294,284
Ceded premiums	(283,967)	(294,277)
Net premiums	$7	$7

All premiums written by Wright Flood under the National Flood Insurance Program are 100% ceded to the Federal Emergency Management Agency, or FEMA, for which Wright Flood received a 30.9% expense allowance from January 1, 2018 through June 30, 2018. For the period from January 1, 2018 through June 30, 2018, the Company ceded $283.1 million of written premiums.
Effective April 1, 2014, Wright Flood is also a party to a quota share agreement whereby it cedes 100% of its gross excess flood premiums, excluding fees, to Arch Reinsurance Company and receives a 30.5% commission. Wright Flood ceded $0.8 million for the period from January 1, 2018 through June 30, 2018. As of June 30, 2018, Wright Flood had $2.1 million in paid excess flood losses, $90,138 in loss adjustment expenses, case reserves of $112,266 and $3,000 in ALAE case reserves and incurred but not reported of $147,502.

Wright Flood also ceded 100% of the homeowners, private passenger auto liability, and other liability occurrence to Stillwater Insurance Company, formerly known as Fidelity National Insurance Company. This business is in runoff. Therefore, only loss data exists on this business. As of June 30, 2018, no ceded unpaid losses and loss adjustment expenses or incurred but not reported expenses for homeowners, private passenger auto liability and other liability occurrence existed.
As of June 30, 2018 the Condensed Consolidated Balance Sheet contained reinsurance recoverable of $88.1 million, prepaid reinsurance premiums of $310.7 million and recoverable on paid losses of $1.0 million. There was no net activity in the reserve for losses and loss adjustment expense during the period January 1, 2018 through June 30, 2018, as Wright Flood’s direct premiums written were 100% ceded to two reinsurers. The balance of the reserve for losses and loss adjustment expense, excluding related reinsurance recoverable, as of June 30, 2018 was $89.1 million.
NOTE 14· Statutory Financial Data
Wright Flood maintains capital in excess of the minimum statutory amount of $7.5 million as required by regulatory authorities. The unaudited statutory capital and surplus of Wright Flood was $31.7 million at June 30, 2018 and $28.7 million as of December 31, 2017. For the period from January 1, 2018 through June 30, 2018, Wright Flood generated statutory net income of $3.0 million. For the period from January 1, 2017 through December 31, 2017, Wright Flood generated statutory net income of $4.8 million.
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
Under the authorization from the Company’s Board of Directors, shares may be purchased from time to time, at the Company’s discretion and subject to the availability of stock, market conditions, the trading price of the stock, alternative uses for capital, the Company’s financial performance and other potential factors. These purchases may be carried out through open market purchases, block trades, accelerated share repurchase plans of up to $100.0 million each (unless otherwise approved by the Board of Directors), negotiated private transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. After completion of the latest ASR transaction, the Company has approval to repurchase up to $227.5 million, in the aggregate, of the Company’s outstanding common stock. See Part II, Item 2 "Unregistered Sale of Equity Securities and Use of Proceeds" for details.
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
NOTE 17· Income Taxes
The Tax Cuts and Jobs Act of 2017 (“2017 Tax Reform Act”) made significant changes to the Internal Revenue Code, including, but not limited to, the reduction in the U.S. federal corporate income tax rate from 35.0% to 21.0% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a participation exemption regime, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The Company estimated its provision for income taxes in accordance with the 2017 Tax Reform Act and guidance available upon enactment and as a result recorded $120.9 million as a one-time credit in the fourth quarter of 2017, the period in which the legislation was signed into law. The 2017 estimate includes a provisional benefit of $124.2 million related to the remeasurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future which was partially offset by a provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings of $3.3 million based on cumulative foreign earnings of $20.9 million. The Company has not recorded any adjustments to this provisional amount as of June 30, 2018.
On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Reform Act. In accordance with SAB 118, the Company has determined that the deferred tax benefit recorded in connection with the remeasurement of certain deferred tax assets and liabilities and the current tax expense recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings was a provisional amount and a reasonable estimate at June 30, 2018 and December 31, 2017. Additional work is necessary for a more detailed analysis of the Company’s deferred tax assets and liabilities and its historical foreign earnings as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of identification, but no later than one year from the enactment date.
The 2017 Tax Reform Act instituted a number of new provisions effective January 1, 2018, including the Global Intangible Low Taxed Income (“GILTI”), Foreign Derived Intangible Income (“FDII”) and Base Erosion and Anti-Abuse Tax (“BEAT”).  The Company prepared reasonable estimates of the impact of each of these provisions of the 2017 Tax Reform Act on its effective tax rate for quarter ended June 30, 2018 and determined that the resulting impact was not material. The Company will continue to refine its provisional estimates related to the GILTI, FDII and BEAT rules as additional information is made available.

ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion updates the MD&A contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and the two discussions should be read together.
GENERAL
Company Overview — Second Quarter of 2018
The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the related Notes to those Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. In addition, please see “Information Regarding Non-GAAP Financial Measures” below regarding important information on non-GAAP financial measures contained in our discussion and analysis.
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

We also earn “profit-sharing contingent commissions,” which are commissions based primarily on underwriting results, but which may also reflect considerations for volume, growth and/or retention. These commissions which are included in our commissions and fees in the Condensed Consolidated Statement of Income, are accrued throughout the year based on actual premiums written and are primarily received in the first and second quarters of each year, based upon the aforementioned considerations for the prior year(s). Prior to 2018, these commissions were recorded to income when received. Over the last three years, profit-sharing contingent commissions have averaged approximately 3.2% of the previous year’s commissions and fees revenue. For the three-month period ended June 30, 2018, profit-sharing contingent commissions were up $2.1 million as compared to the same period of the prior year. This was driven primarily by the adoption of the New Revenue Standard that requires profit-sharing contingent commissions to be estimated and recognized upon the effective dates of the underlying policies, rather than when received per our previous treatment.
Certain insurance companies offer guaranteed fixed-base agreements, referred to as “Guaranteed Supplemental Commissions” (“GSCs”) in lieu of profit-sharing contingent commissions. GSCs are accrued throughout the year based on actual premiums written. For the twelve-month period ending December 31, 2017, we had earned $10.4 million of GSCs, of which $8.5 million remained accrued at December 31, 2017, the balance of which is typically collected over the first and second quarter. For the three-month periods ended June 30, 2018 and 2017, we earned and accrued $2.5 million and $3.0 million, respectively, from GSCs.
Combined, our profit-sharing contingent commissions and GSCs for the three months ended June 30, 2018 increased by $1.6 million compared to the second quarter of 2017, driven primarily by the adoption of the New Revenue Standard and to a lesser extent an increase in our National Programs Segment, partially offset by a decrease in our Wholesale Brokerage Segment.
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
For the three-month period ended June 30, 2018, our total commissions and fees growth rate was 1.6%, reflecting the impact of adopting the New Revenue Standard, and our consolidated Organic Revenue growth rate was 5.2%. In the event that the gradual increases in insurable exposure units that occurred in the past few years continues through 2018 and premium rate changes are similar with 2017, we believe we will continue to see positive quarterly Organic Revenue growth for the remainder of 2018.
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
Income before income taxes for the three-month period ended June 30, 2018 decreased from the second quarter of 2017 by $7.1 million, primarily as a result of decreased revenues and profit reported for the second quarter of 2018 as compared to 2017 due to the adoption of the New Revenue Standard, partially offset by a lower amount for change in estimated acquisition earn-out payables, acquisitions completed in the past twelve months and profits from existing customers and net new business.
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
Acquisitions
Part of our continuing business strategy is to attract high-quality insurance intermediaries to join our operations. From 1993 through the second quarter of 2018, we acquired 500 insurance intermediary operations, excluding acquired books of business (customer accounts).
Critical Accounting Policies
We have had no changes to our Critical Accounting Policies as described in our most recent Form 10-K dated December 31, 2017, except for certain changes due to the adoption of the New Revenue Standard. Refer to Note 2 in the "Recently Adopted Accounting Standards" for additional information related to the adoption of the New Revenue Standard. We believe that of our significant accounting and reporting policies, the more critical policies include our accounting for revenue recognition, business combinations and purchase price allocations, intangible asset impairments, non-cash stock-based compensation and reserves for litigation. In particular, the accounting for these areas requires significant use of judgment to be made by management. Different assumptions in the application of these policies could result in material changes in our consolidated financial position or consolidated results of operations. Refer to Note 1 in the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2017 on file with the Securities and Exchange Commission for details regarding our critical and significant accounting policies.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017
The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes.
Financial information relating to our Condensed Consolidated Financial results for the three and six months ended June 30, 2018 and 2017 is as follows:

	Three months ended June 30,			Six months ended June 30,
(in thousands, except percentages)	2018	2017	% Change	2018	2017	% Change
REVENUES
Core commissions and fees	$455,594	$449,891	1.3%	$941,268	$861,767	9.2%
Profit-sharing contingent commissions	13,981	11,855	17.9%	25,665	41,867	(38.7)%
Guaranteed supplemental commissions	2,493	2,978	(16.3)%	5,473	5,656	(3.2)%
Investment income	731	351	108.3%	1,332	594	124.2%
Other income, net	388	1,230	(68.5)%	910	21,501	(95.8)%
Total revenues	473,187	466,305	1.5%	974,648	931,385	4.6%
EXPENSES
Employee compensation and benefits	251,958	244,517	3.0%	522,857	490,383	6.6%
Other operating expenses	83,694	71,312	17.4%	160,007	138,231	15.8%
Loss/(gain) on disposal	(230)	9	NMF	(2,650)	(91)	NMF
Amortization	20,785	21,347	(2.6)%	41,324	42,967	(3.8)%
Depreciation	5,599	5,655	(1.0)%	11,151	11,753	(5.1)%
Interest	10,052	9,874	1.8%	19,723	19,556	0.9%
Change in estimated acquisition earn-out payables	419	5,589	(92.5)%	2,885	9,617	(70.0)%
Total expenses	372,277	358,303	3.9%	755,297	712,416	6.0%
Income before income taxes	100,910	108,002	(6.6)%	219,351	218,969	0.2%
Income taxes	26,988	41,900	(35.6)%	54,601	82,757	(34.0)%
NET INCOME	$73,922	$66,102	11.8%	$164,750	$136,212	21.0%
Income Before Income Taxes Margin (1)	21.3%	23.2%		22.5%	23.5%
EBITDAC (1)	$137,765	$150,467	(8.4)%	$294,434	$302,862	(2.8)%
EBITDAC Margin (1)	29.1%	32.3%		30.2%	32.5%
Organic Revenue growth rate (1)	5.2%	1.6%		5.4%	2.5%
Employee compensation and benefits relative to total revenues	53.2%	52.4%		53.6%	52.7%
Other operating expenses relative to total revenues	17.7%	15.3%		16.4%	14.8%
Capital expenditures	$9,639	$5,816	65.7%	$19,390	$8,848	119.1%
Total assets at June 30				$5,701,557	$5,279,009	8.0%

(1) A non-GAAP financial measure
NMF = Not a meaningful figure
Commissions and Fees
Commissions and fees, including profit-sharing contingent commissions and GSCs, for the three months ended June 30, 2018 increased $7.3 million to $472.1 million, or 1.6% over the same period in 2017. Core commissions and fees revenue for the second quarter of 2018 increased $5.7 million, of which approximately $23.5 million represented net new and renewal business and $11.1 million represented core commissions and fees from acquisitions that had no comparable revenues in the same period of 2017 partially offset by approximately $28.4 million related to the impact of the adoption of the New Revenue Standard and $0.5 million related to commissions and fees revenue from businesses divested in 2017 and 2018, which reflects an Organic Revenue growth rate of 5.2%. Profit-sharing contingent commissions and GSCs for the second quarter of 2018 increased by $1.6 million, or 11.1%, compared to the same period in 2017. The net increase of $1.6 million in the second quarter was driven primarily by the change in the timing of recording profit-sharing contingent commissions as compared to 2017, as a result of the adoption of the New Revenue Standard.
For the six months ended June 30, 2018 commissions and fees, including profit-sharing contingent commissions and GSCs, increased $63.1 million to $972.4 million, or 6.9% over the same period in 2017. Core commissions and fees revenue for the six months ended June 30, 2018 increased by $79.5 million, of which approximately $17.2 million related to the impact of the adoption of the New Revenue Standard, and approximately $16.6 million represented core commissions and fees from acquisitions that had no comparable revenues in the same period of 2017. After accounting for divested business of $1.0 million, the remaining net increase of $46.7 million represented net new and renewal business, which reflects an Organic Revenue growth rate of 5.4%. Profit-sharing contingent commissions and GSCs for the six months ended June 30, 2018 decreased by $16.4 million, or 34.5%, compared to the same period in 2017. The net decrease of $16.4 million in the first six months of 2018 was driven primarily by the change in the timing of recording profit-sharing contingent commissions as compared to 2017, as a result of the adoption of the New Revenue Standard.
Investment Income
Investment income for the three months ended June 30, 2018 increased $0.4 million, or 108.3% over the same period in 2017. Investment income for the six months ended June 30, 2018 increased $0.7 million, or 124.2% over the same period in 2017.The increase was primarily driven by higher interest rates and cash management activities to earn a higher yield on excess cash balances.
Other Income, net
Other income for the three months ended June 30, 2018 was $0.4 million, compared with $1.2 million in the same period in 2017. Other income consists primarily of legal settlements and other miscellaneous income. The $0.8 million decrease for the three months ended June 30, 2018 versus the comparable period in 2017 was primarily a result of benefits received for the cash surrender value of life insurance policies in the second quarter of 2017.
Other income for the six months ended June 30, 2018 was $0.9 million, compared with $21.5 million in the same period in 2017. The $20.6 million decrease for the six months ended June 30, 2018 versus the comparable period in 2017 was primarily a result of the legal settlement with AssuredPartners recognized in the first quarter of 2017.
Employee Compensation and Benefits
Employee compensation and benefits expense as a percentage of total revenues increased to 53.2% for the three months ended June 30, 2018, from 52.4% for the three months ended June 30, 2017. Employee compensation and benefits for the second quarter of 2018 increased approximately 3.0%, or $7.4 million, over the same period in 2017. This net increase included (i) $2.4 million of compensation costs related to stand-alone acquisitions that had no comparable costs in the same period of 2017; (ii) an increase in staff salaries attributable to salary inflation and higher volumes in portions of our business; (iii) an increase in non-cash stock-based compensation expense due to the better-than-expected Company performance related to the provisions of our equity compensation plans and teammate retention; (iv) increased producer commissions due to higher revenue; partially offset by (v) a decrease of approximately $12.2 million as a result of the adoption of the New Revenue Standard.
Employee compensation and benefits expense as a percentage of total revenues increased to 53.6% for the six months ended June 30, 2018, from 52.7% for the six months ended June 30, 2017. Employee compensation and benefits for the first half of 2018 increased approximately 6.6%, or $32.5 million, over the same period in 2017. This net increase included (i) $2.4 million of compensation costs related to stand-alone acquisitions that had no comparable costs in the same period of 2017; (ii) an increase in staff salaries attributable to salary inflation and higher volumes in portions of our business; (iii) increased producer commissions due to higher revenue; partially offset by (iv) a decrease of approximately $2.1 million as a result of the adoption of the New Revenue Standard.
Other Operating Expenses
As a percentage of total revenues, other operating expenses represented 17.7% in the second quarter of 2018, versus 15.3% reported in the second quarter of 2017. Other operating expenses for the second quarter of 2018 increased $12.4 million, or 17.4%, over the same period of 2017. The net increase included (i) increased expenses associated with our investment in information technology and value-added consulting services; (ii) approximately $1.9 million as a result of the adoption of the New Revenue Standard; partially offset by (iii) the benefits from our strategic purchasing program.
Other operating expenses represented 16.4% of total revenues for the six months ended June 30, 2018, versus 14.8% for the six months ended June 30, 2017. Other operating expenses for the first half of 2018 increased $21.8 million, or 15.8%, over the same period of 2017. The net increase included (i) additional expenses associated with our investment in information technology and higher value-added consulting services; (ii) approximately $4.7 million as a result of the adoption of the New Revenue Standard; partially offset by (iii) the benefits from our strategic purchasing program.

Gain on Disposal
Gain on disposal for the second quarter of 2018 increased $0.2 million over the second quarter of 2017. Gain on disposal for the six months ended June 30, 2018 increased $2.6 million from the six months ended June 30, 2017. The change in the gain on disposal for the six months ended June 30, 2018 was primarily due to an earn-out related to a business sold in 2015 and other activity associated with book of business sales. Although we are not in the business of selling customer accounts or businesses, we periodically sell an office or a book of business (one or more customer accounts) because we believe doing so is in the Company’s best interest.
Amortization
Amortization expense for the second quarter of 2018 decreased $0.6 million, or 2.6%, from the second quarter of 2017. Amortization expense for the six months ended June 30, 2018 decreased $1.6 million, or 3.8%, from the six months ended June 30, 2017. These decreases reflect certain intangible assets becoming fully amortized, partially offset by amortization of new intangibles from recently acquired businesses.
Depreciation
Depreciation expense for the second quarter of 2018 decreased $0.1 million, or 1.0%, compared to the second quarter of 2017. Depreciation expense for the six months ended June 30, 2018 decreased $0.6 million, or 5.1%, over the six months ended June 30, 2017. These decreases were primarily due to fixed assets which became fully depreciated, net of additions of fixed assets resulting from acquisitions completed since the first half of 2017.
Interest Expense
Interest expense for the second quarter of 2018 increased $0.2 million, or 1.8%, compared to the second quarter of 2017. Interest expense for the six months ended June 30, 2018 increased $0.2 million, or 0.9%, over the six months ended June 30, 2017. These increases were due to higher floating interest rates related to the Amended and Restated Credit Agreement term loan and the prepayment premium associated with the early retirement of the $100.0 million Series E Senior Notes, offset by a lower average debt principal balance in the second quarter of 2018 as compared to the second quarter of 2017.

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
As of June 30, 2018 and 2017, the fair values of the estimated acquisition earn-out payables were re-evaluated based upon projected operating results and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820-Fair Value Measurement. The resulting net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the three and six-month periods ended June 30, 2018 and 2017 were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Change in fair value of estimated acquisition earn-out payables	$(189)	$4,851	$1,873	$8,186
Interest expense accretion	608	738	1,012	1,431
Net change in earnings from estimated acquisition earn-out payables	$419	$5,589	$2,885	$9,617

For the three months ended June 30, 2018 and 2017, the fair value of estimated earn-out payables was re-evaluated and decreased by $0.2 million and increased by $4.9 million, respectively, which resulted in credits and charges to the Condensed Consolidated Statement of Income. For the six months ended June 30, 2018 and 2017, the fair value of estimated earn-out payables was re-evaluated and increased by $1.9 million and $8.2 million, respectively, which resulted in charges to the Condensed Consolidated Statement of Income.
As of June 30, 2018, estimated acquisition earn-out payables totaled $52.5 million, of which $24.0 million was recorded as accounts payable and $28.5 million was recorded as other non-current liabilities.
Income Taxes
The effective tax rate on income from operations for the three months ended June 30, 2018 and 2017 was 26.7% and 38.8%, respectively. The effective tax rate on income from operations for the six months ended June 30, 2018 and 2017 was 24.9% and 37.8%, respectively. These decreases were primarily related to the lower federal statutory tax rate resulting from the Tax Cuts and Jobs Act of 2017.
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
The reconciliation of commissions and fees, included in the Condensed Consolidated Statement of Income, to Organic Revenue for the three months ended June 30, 2018 and 2017 is as follows:

	Three months ended June 30,
(in thousands)	2018	2017
Commissions and fees	$472,068	$464,724
Profit-sharing contingent commissions	(13,981)	(11,855)
Guaranteed supplemental commissions	(2,493)	(2,978)
Core commissions and fees	455,594	449,891
New Revenue Standard impact on core commissions and fees	28,412	—
Acquisition revenues	(11,191)	—
Divested business	—	(540)
Organic Revenue	$472,815	$449,351

The growth rates for Organic Revenue, a non-GAAP financial measure, for the three months ended June 30, 2018, by segment, are as follows:

2018	Retail(1)		National Programs		Wholesale Brokerage		Services		Total
(in thousands, except percentages)	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Commissions and fees	$232,533	$238,063	$118,289	$113,559	$75,415	$71,594	$45,831	$41,508	$472,068	$464,724
Total change	$(5,530)		$4,730		$3,821		$4,323		$7,344
Total growth %	(2.3)%		4.2%		5.3%		10.4%		1.6%
Profit-sharing contingent commissions	(6,469)	(1,419)	(5,521)	(8,576)	(1,991)	(1,860)	—	—	(13,981)	(11,855)
GSCs	(2,182)	(2,677)	(39)	—	(272)	(301)	—	—	(2,493)	(2,978)
Core commissions and fees	$223,882	$233,967	$112,729	$104,983	$73,152	$69,433	$45,831	$41,508	$455,594	$449,891
New Revenue Standard	29,510	—	20	—	239	—	(1,357)	—	28,412	—
Acquisition revenues	(9,916)	—	(1,008)	—	(267)	—	—	—	(11,191)	—
Divested business	—	(540)	—	—	—	—	—	—	—	(540)
Organic Revenue(2)	$243,476	$233,427	$111,741	$104,983	$73,124	$69,433	$44,474	$41,508	$472,815	$449,351
Organic Revenue growth(2)	$10,049		$6,758		$3,691		$2,966		$23,464
Organic Revenue growth %(2)	4.3%		6.4%		5.3%		7.1%		5.2%

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

The reconciliation of commissions and fees, included in the Condensed Consolidated Statement of Income, to Organic Revenue for the three months ended June 30, 2017, and 2016, is as follows:

	Three months ended June 30,
(in thousands)	2017	2016
Commissions and fees	$464,724	$445,662
Profit-sharing contingent commissions	(11,855)	(7,358)
Guaranteed supplemental commissions	(2,978)	(2,842)
Core commissions and fees	449,891	435,462
Acquisition revenues	(7,989)	—
Divested business	—	(384)
Organic Revenue	$441,902	$435,078

The growth rates for Organic Revenue, a non-GAAP financial measure, for the three months ended June 30, 2017, by segment, are as follows:

2017	Retail(1)		National Programs		Wholesale Brokerage		Services		Total
(in thousands, except percentages)	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Commissions and fees	$238,063	$234,247	$113,559	$108,542	$71,594	$61,203	$41,508	$41,670	$464,724	$445,662
Total change	$3,816		$5,017		$10,391		$(162)		$19,062
Total growth %	1.6%		4.6%		17.0%		(0.4)%		4.3%
Profit-sharing contingent commissions	(1,419)	(1,374)	(8,576)	(4,410)	(1,860)	(1,574)	—	—	(11,855)	(7,358)
GSCs	(2,677)	(2,345)	—	(4)	(301)	(493)	—	—	(2,978)	(2,842)
Core commissions and fees	$233,967	$230,528	$104,983	$104,128	$69,433	$59,136	$41,508	$41,670	$449,891	$435,462
Acquisition revenues	(1,186)	—	(158)	—	(6,645)	—	—	—	(7,989)	—
Divested business	—	(338)	—	(161)	—	—	—	115	—	(384)
Organic Revenue(2)	$232,781	$230,190	$104,825	$103,967	$62,788	$59,136	$41,508	$41,785	$441,902	$435,078
Organic Revenue growth(2)	$2,591		$858		$3,652		$(277)		$6,824
Organic Revenue growth %(2)	1.1%		0.8%		6.2%		(0.7)%		1.6%

(1)
The Retail Segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 11 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2)	A non-GAAP financial measure.
The reconciliation of commissions and fees, included in the Condensed Consolidated Statement of Income, to Organic Revenue for the six months ended June 30, 2018 and 2017 is as follows:

	Six months ended June 30,
(in thousands)	2018	2017
Commissions and fees	$972,406	$909,290
Profit-sharing contingent commissions	(25,665)	(41,867)
Guaranteed supplemental commissions	(5,473)	(5,656)
Core commissions and fees	941,268	861,767
New Revenue Standard impact on core commissions and fees	(17,179)	—
Acquisition revenues	(16,552)	—
Divested business	—	(970)
Organic Revenue	$907,537	$860,797

The growth rates for Organic Revenue, a non-GAAP financial measure, for the six months ended June 30, 2018, by segment, are as follows:

2018	Retail(1)		National Programs		Wholesale Brokerage		Services		Total
(in thousands, except percentages)	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Commissions and fees	$510,628	$477,118	$230,621	$214,639	$141,333	$136,779	$89,824	$80,754	$972,406	$909,290
Total change	$33,510		$15,982		$4,554		$9,070		$63,116
Total growth %	7.0%		7.4%		3.3%		11.2%		6.9%
Profit-sharing contingent commissions	(12,599)	(20,936)	(9,503)	(14,290)	(3,563)	(6,641)	—	—	(25,665)	(41,867)
GSCs	(4,704)	(4,945)	(54)	(3)	(715)	(708)	—	—	(5,473)	(5,656)
Core commissions and fees	$493,325	$451,237	$221,064	$200,346	$137,055	$129,430	$89,824	$80,754	$941,268	$861,767
New Revenue Standard	(14,378)		(86)		121		(2,836)		(17,179)
Acquisition revenues	(14,248)	—	(1,916)	—	(388)	—	—	—	(16,552)	—
Divested business	—	(971)	—	1	—	—	—	—	—	(970)
Organic Revenue(2)	$464,699	$450,266	$219,062	$200,347	$136,788	$129,430	$86,988	$80,754	$907,537	$860,797
Organic Revenue growth(2)	$14,433		$18,715		$7,358		$6,234		$46,740
Organic Revenue growth %(2)	3.2%		9.3%		5.7%		7.7%		5.4%

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

The reconciliation of commissions and fees, included in the Condensed Consolidated Statement of Income, to Organic Revenue for the six months ended June 30, 2017, and 2016, is as follows:

	Six months ended June 30,
(in thousands)	2017	2016
Commissions and fees	$909,290	$867,997
Profit-sharing contingent commissions	(41,867)	(38,339)
Guaranteed supplemental commissions	(5,656)	(5,952)
Core commissions and fees	861,767	823,706
Acquisition revenues	(18,599)	—
Divested business	—	(887)
Organic Revenue	$843,168	$822,819

The growth rates for Organic Revenue, a non-GAAP financial measure, for the six months ended June 30, 2017, by segment, are as follows:

2017	Retail(1)		National Programs		Wholesale Brokerage		Services		Total
(in thousands, except percentages)	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Commissions and fees	$477,118	$465,934	$214,639	$209,349	$136,779	$114,541	$80,754	$78,173	$909,290	$867,997
Total change	$11,184		$5,290		$22,238		$2,581		$41,293
Total growth %	2.4%		2.5%		19.4%		3.3%		4.8%
Profit-sharing contingent commissions	(20,936)	(22,136)	(14,290)	(9,654)	(6,641)	(6,549)	—	—	(41,867)	(38,339)
GSCs	(4,945)	(4,972)	(3)	(10)	(708)	(970)	—	—	(5,656)	(5,952)
Core commissions and fees	$451,237	$438,826	$200,346	$199,685	$129,430	$107,022	$80,754	$78,173	$861,767	$823,706
Acquisition revenues	(2,374)	—	(158)	—	(15,217)	—	(850)	—	(18,599)	—
Divested business	—	(841)	—	(249)	—	—	—	203	—	(887)
Organic Revenue(2)	$448,863	$437,985	$200,188	$199,436	$114,213	$107,022	$79,904	$78,376	$843,168	$822,819
Organic Revenue growth(2)	$10,878		$752		$7,191		$1,528		$20,349
Organic Revenue growth %(2)	2.5%		0.4%		6.7%		1.9%		2.5%

(1)
The Retail Segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 11 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2)	A non-GAAP financial measure.
The reconciliation of income before incomes taxes, included in the Condensed Consolidated Statement of Income, to EBITDAC, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a non-GAAP measure, for the three months ended June 30, 2018, is as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Income before income taxes	$44,361	$24,324	$20,547	$8,085	$3,593	$100,910
Income Before Income Taxes Margin	19.0%	20.5%	27.2%	17.6%	NMF	21.3%

Amortization	10,502	6,324	2,822	1,137	—	20,785
Depreciation	1,273	1,354	426	379	2,167	5,599
Interest	7,112	6,376	1,371	583	(5,390)	10,052
Change in estimated acquisition earn-out payables	785	181	(547)	—	—	419
EBITDAC	$64,033	$38,559	$24,619	$10,184	$370	$137,765
EBITDAC Margin	27.4%	32.6%	32.6%	22.2%	NMF	29.1%

NMF = Not a meaningful figure

The reconciliation of income before incomes taxes, included in the Condensed Consolidated Statement of Income, to EBITDAC, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC margin, a non-GAAP measure, for the three months ended June 30, 2017, is as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Income before income taxes	$47,978	$23,397	$20,085	$8,449	$8,093	$108,002
Income Before Income Taxes Margin	20.1%	20.6%	27.9%	20.3%	NMF	23.2%

Amortization	10,517	6,847	2,845	1,137	1	21,347
Depreciation	1,324	1,604	477	390	1,860	5,655
Interest	8,126	8,918	1,613	946	(9,729)	9,874
Change in estimated acquisition earn-out payables	5,039	598	(48)	—	—	5,589
EBITDAC	$72,984	$41,364	$24,972	$10,922	$225	$150,467
EBITDAC Margin	30.5%	36.4%	34.7%	26.3%	NMF	32.3%

NMF = Not a meaningful figure
The reconciliation of income before incomes taxes, included in the Condensed Consolidated Statement of Income, to EBITDAC, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a non-GAAP measure, for the six months ended June 30, 2018, is as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Income before income taxes	$114,760	$45,102	$31,930	$16,901	$10,658	$219,351
Income Before Income Taxes Margin	22.4%	19.5%	22.5%	18.8%	NMF	22.5%

Amortization	20,744	12,647	5,659	2,274	—	41,324
Depreciation	2,510	2,741	853	790	4,257	11,151
Interest	13,909	13,872	2,806	1,177	(12,041)	19,723
Change in estimated acquisition earn-out payables	1,620	249	1,016	—	—	2,885
EBITDAC	$153,543	$74,611	$42,264	$21,142	$2,874	$294,434
EBITDAC Margin	30.0%	32.3%	29.8%	23.5%	NMF	30.2%

NMF = Not a meaningful figure
The reconciliation of income before incomes taxes, included in the Condensed Consolidated Statement of Income, to EBITDAC, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC margin, a non-GAAP measure, for the six months ended June 30, 2017, is as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Income before income taxes	$96,833	$35,924	$35,350	$14,570	$36,292	$218,969
Income Before Income Taxes Margin	20.2%	16.7%	25.8%	18.0%	180.3%	23.5%

Amortization	21,164	13,751	5,776	2,275	1	42,967
Depreciation	2,713	3,563	967	789	3,721	11,753
Interest	16,702	18,953	3,288	1,907	(21,294)	19,556
Change in estimated acquisition earn-out payables	8,975	650	(8)	—	—	9,617
EBITDAC	$146,387	$72,841	$45,373	$19,541	$18,720	$302,862
EBITDAC Margin	30.6%	33.9%	33.1%	24.2%	93.0%	32.5%

Retail Segment
The Retail Segment provides a broad range of insurance products and services to commercial, public and quasi-public, professional and individual insured customers. Approximately 89% of the Retail Segment’s commissions and fees revenue is commission based. Because most of our other operating expenses are not correlated to changes in commissions on insurance premiums, a significant portion of any fluctuation in the commissions we receive, net of related producer compensation, will result in a similar fluctuation in our income before income taxes, unless we make incremental investments or modifications to the costs in the organization.
Financial information relating to our Retail Segment for the three and six months ended June 30, 2018 and 2017 is as follows:

	Three months ended June 30,			Six months ended June 30,
(in thousands, except percentages)	2018	2017	% Change	2018	2017	% Change
REVENUES
Core commissions and fees	$224,320	$234,188	(4.2)%	$493,864	$451,533	9.4%
Profit-sharing contingent commissions	6,469	1,419	NMF	12,599	20,936	(39.8)%
Guaranteed supplemental commissions	2,182	2,677	(18.5)%	4,704	4,945	(4.9)%
Investment income	—	1	(100.0)%	1	3	(66.7)%
Other income, net	346	684	(49.4)%	551	839	(34.3)%
Total revenues	233,317	238,969	(2.4)%	511,719	478,256	7.0%
EXPENSES
Employee compensation and benefits	126,865	127,821	(0.7)%	276,309	257,063	7.5%
Other operating expenses	42,659	38,255	11.5%	82,054	75,052	9.3%
Loss/(gain) on disposal	(240)	(91)	163.7%	(187)	(246)	(24.0)%
Amortization	10,502	10,517	(0.1)%	20,744	21,164	(2.0)%
Depreciation	1,273	1,324	(3.9)%	2,510	2,713	(7.5)%
Interest	7,112	8,126	(12.5)%	13,909	16,702	(16.7)%
Change in estimated acquisition earn-out payables	785	5,039	(84.4)%	1,620	8,975	(81.9)%
Total expenses	188,956	190,991	(1.1)%	396,959	381,423	4.1%
Income before income taxes	$44,361	$47,978	(7.5)%	$114,760	$96,833	18.5%
Income Before Income Taxes Margin (1)	19.0%	20.1%		22.4%	20.2%
EBITDAC (1)	$64,033	$72,984	(12.3)%	$153,543	$146,387	4.9%
EBITDAC Margin (1)	27.4%	30.5%		30.0%	30.6%
Organic Revenue growth rate (1)	4.3%	1.1%		3.2%	2.5%
Employee compensation and benefits relative to total revenues	54.4%	53.5%		54.0%	53.8%
Other operating expenses relative to total revenues	18.3%	16.0%		16.0%	15.7%
Capital expenditures	$1,954	$1,404		$4,361	$2,540	71.7%
Total assets at June 30				$4,668,251	$4,090,094	14.1%

(1) A non-GAAP financial measure.
NMF = Not a meaningful figure
 The Retail Segment’s total revenues during the three months ended June 30, 2018 decreased 2.4%, or $5.7 million, from the same period in 2017, to $233.3 million. The $9.9 million decrease in core commissions and fees revenue was driven by: (i) $29.5 million related to the impact of adopting the New Revenue Standard; (ii) a decrease of $0.5 million related to commissions and fees revenue from businesses divested in 2017 and 2018; partially offset by (iii) an increase of $10.0 million related to net new and renewal business; and (iv) approximately $9.9 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2017. Profit-sharing contingent commissions and GSCs for the second quarter of 2018 increased 111.2%, or $4.6 million, from the same period in 2017, to $8.7 million. Effective January 1, 2018, as a result of adopting the New Revenue Standard, profit-sharing contingent commissions are accrued throughout the year based on actual premiums written. Previously, profit-sharing contingent commissions were recorded throughout the year as cash was received, with a large portion of the annual profit-sharing contingent commissions being received early in the year. The $4.6 million increase in profit-sharing contingent commissions and GSCs in the second quarter of 2018 compared to the same period in 2017 was primarily a result of the New Revenue Standard increasing profit-sharing contingent commissions and GSCs by approximately $5.1 million. The Retail Segment’s total commissions and fees decreased by (2.3)%, and the Organic Revenue growth rate was 4.3% for the second quarter of 2018. The Organic Revenue growth rate was driven by revenue from net new business written during the preceding twelve months, which was impacted by some exposure unit growth and modest increases in commercial auto rates and employee benefits, partially offset by continued premium rate reductions in workers compensation. The Organic Revenue growth rate was driven primarily by improved year-on-year performance across all lines of business.
Income before income taxes for the three months ended June 30, 2018 decreased 7.5%, or $3.6 million, from the same period in 2017, to $44.4 million. The primary factors affecting this decrease were: (i) the effect of the adoption of the New Revenue Standard, (ii) increased intercompany allocations for technology and the investment to upgrade our Retail Segment's agency management systems, (iii) increased non-cash stock-based compensation, due to the better-than-expected Company performance related to the provisions of our equity compensation plans, partially offset by (iv) a change in estimated acquisition earn-out payables and (v) a decrease in intercompany interest charges of $1.0 million.
EBITDAC for the three months ended June 30, 2018 decreased 12.3%, or $9.0 million, from the same period in 2017, to $64.0 million. The EBITDAC Margin for the three months ended June 30, 2018 decreased to 27.4% from 30.5% in the same period in 2017. The decrease in the EBITDAC Margin was primarily driven by (i) the net decrease in revenue of $5.7 million, (ii) increased intercompany allocations for technology as well as our investment to upgrade our agency management systems, and (iii) increased non-cash stock-based compensation, due to the better-than-expected Company performance related to the provisions of our equity compensation plans.
The Retail Segment’s total revenues during the six months ended June 30, 2018 increased 7.0%, or $33.5 million, over the same period in 2017, to $511.7 million. The $42.3 million increase in core commissions and fees revenue was driven by: (i) $14.4 million related to the impact of adopting the New Revenue Standard; (ii) $14.4 million related to net new and renewal business; (iii) approximately $14.2 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2017; and (iv) an offsetting decrease of $1.0 million related to commissions and fees revenue from businesses divested in 2017 and 2018. Profit-sharing contingent commissions and GSCs for the first six months of 2018 decreased 33.1%, or $8.6 million, from the same period in 2017, to $17.3 million. The $8.6 million reduction in profit-sharing contingent commissions and GSCs in the first six months of 2018 compared to the same period in 2017 was primarily a result of the effect of the New Revenue Standard reducing profit-sharing contingent commissions and GSCs by approximately $9.0 million. The Retail Segment’s growth rate for total commissions and fees was 7.0%, and the Organic Revenue growth rate was 3.2% for the first six months of 2018. Organic Revenue growth was realized across most lines of business and was driven by revenue from net new business written during the preceding twelve months, which was impacted by some exposure unit growth and modest increases in commercial auto rates and employee benefits, partially offset by continued premium rate reductions in workers compensation.
Income before income taxes for the six months ended June 30, 2018 increased 18.5%, or $17.9 million, over the same period in 2017, to $114.8 million. The primary factors affecting this increase were: (i) the net increase in revenue as described above; (ii) a decrease in the change in estimated acquisition earn-out payables of $7.4 million, and (iii) a reduction in intercompany interest charges of $2.8 million; partially offset by (iv) higher employee compensation and benefits costs driven by incremental costs related to revenue growth (net of a $1.7 million reduction associated with the New Revenue Standard), increased non-cash stock based compensation due to the better-than-expected performance of our equity compensation plan, (v) other operating expenses driven by increased intercompany allocations of technology and the investment to upgrade our Retail Segment's agency management systems.
EBITDAC for the six months ended June 30, 2018 increased 4.9%, or $7.2 million, from the same period in 2017, to $153.5 million. The EBITDAC Margin for the six months ended June 30, 2018 decreased to 30.0% from 30.6% in the same period in 2017. The EBITDAC Margin was impacted by the net increase in revenue of $33.5 million, which had higher than average margins associated with the New Revenue Standard. Excluding the impact of the New Revenue Standard, EBITDAC margin decreased by 170 basis points, driven by the factors impacting employee compensation and benefits as well as other operating expenses described above.

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
Financial information relating to our National Programs Segment for the three and six months ended June 30, 2018 and 2017 is as follows:

	Three months ended June 30,			Six months ended June 30,
(in thousands, except percentages)	2018	2017	% Change	2018	2017	% Change
REVENUES
Core commissions and fees	$112,729	$104,983	7.4%	$221,064	$200,346	10.3%
Profit-sharing contingent commissions	5,521	8,576	(35.6)%	9,503	14,290	(33.5)%
Guaranteed supplemental commissions	39	—	—%	54	3	NMF
Investment income	132	81	63.0%	246	155	58.7%
Other income, net	19	35	(45.7)%	48	64	(25.0)%
Total revenues	118,440	113,675	4.2%	230,915	214,858	7.5%
EXPENSES
Employee compensation and benefits	54,112	49,081	10.3%	107,647	97,828	10.0%
Other operating expenses	25,769	23,130	11.4%	48,657	44,089	10.4%
Loss/(gain) on disposal	—	100	—%	—	100	—%
Amortization	6,324	6,847	(7.6)%	12,647	13,751	(8.0)%
Depreciation	1,354	1,604	(15.6)%	2,741	3,563	(23.1)%
Interest	6,376	8,918	(28.5)%	13,872	18,953	(26.8)%
Change in estimated acquisition earn-out payables	181	598	(69.7)%	249	650	(61.7)%
Total expenses	94,116	90,278	4.3%	185,813	178,934	3.8%
Income before income taxes	$24,324	$23,397	4.0%	$45,102	$35,924	25.5%
Income Before Income Taxes Margin (1)	20.5%	20.6%		19.5%	16.7%
EBITDAC (1)	38,559	41,364	(6.8)%	$74,611	$72,841	2.4%
EBITDAC Margin (1)	32.6%	36.4%		32.3%	33.9%
Organic Revenue growth rate (1)	6.4%	0.8%		9.3%	0.4%
Employee compensation and benefits relative to total revenues	45.7%	43.2%		46.6%	45.5%
Other operating expenses relative to total revenues	21.8%	20.3%		21.1%	20.5%
Capital expenditures	$2,215	$1,448		$4,893	$2,528	93.6%
Total assets at June 30				$2,844,485	$2,723,177	4.5%

(1) A non-GAAP financial measure.
NMF = Not a meaningful figure
The National Programs Segment’s revenue for the three months ended June 30, 2018 increased 4.2%, or $4.8 million, from the same period in 2017, to $118.4 million. The $7.7 million net increase in core commissions and fees revenue was driven by: (i) $6.8 million related to net new and renewal business; and (ii) approximately $1.0 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2017. Profit-sharing contingent commissions and GSCs were $5.6 million for the second quarter of 2018, which was a decrease of $3.0 million from the second quarter of 2017 reflecting a decrease of $5.2 million associated with adoption of the New Revenue Standard partially offset by increased profit-sharing contingent commissions earned in certain programs.

The National Programs Segment’s growth rate for total commissions and fees was 4.2%, and the Organic Revenue growth rate was 6.4% for the three months ended June 30, 2018. The Organic Revenue growth rate was primarily driven by continued growth in our new core commercial program as well as our commercial and residential earthquake programs.
Income before income taxes for the three months ended June 30, 2018 increased 4.0%, or $0.9 million, from the same period in 2017, to $24.3 million. The growth rate was slower than the growth rate for revenues due to lower (i) profit-sharing contingent commissions associated with the impact of the adoption of the New Revenue Standard; (ii) higher employee compensation and benefits and other operating expenses associated with launching our new core commercial program; (iii) partially offset by lower intercompany interest of $2.5 million along with decreased amortization and expenses associated with the change in estimated acquisition earn-out payables.
EBITDAC for the three months ended June 30, 2018 decreased 6.8%, or $2.8 million, from the same period in 2017, to $38.6 million. EBITDAC Margin for the three months ended June 30, 2018 decreased to 32.6% from 36.4% in the same period in 2017. The decrease in EBITDAC Margin was related to the investment in our new core commercial program, which more than offset margin expansion from leveraging strong Organic Revenue growth.
The National Programs Segment’s revenue for the six months ended June 30, 2018 increased 7.5%, or $16.1 million, from the same period in 2017, to $230.9 million. The $20.7 million net increase in core commissions and fees revenue was driven by: (i) $18.7 million related to net new and renewal business; and (ii) approximately $1.9 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2017. Profit-sharing contingent commissions and GSCs were $9.6 million for the first six months of 2018, which was a decrease of $4.7 million from the same period in 2017, reflecting a decrease of $4.3 million associated with adoption of the New Revenue Standard partially offset by increased profit-sharing contingent commissions earned in certain programs.
The National Programs Segment’s growth rate for total commissions and fees was 7.4%, and the Organic Revenue growth rate was 9.3% for the six months ended June 30, 2018. The Organic Revenue growth rate was due to flood claims processing revenue associated with Hurricanes Harvey and Irma, along with continued growth in our new core commercial program, as well as our commercial and residential earthquake programs.
Income before income taxes for the six months ended June 30, 2018 increased 25.5%, or $9.2 million, from the same period in 2017, to $45.1 million. The growth rate was slower than revenues due to lower (i) profit-sharing contingent commissions primarily associated with the adoption of the New Revenue Standard; (ii) higher employee compensation and benefits and other operating expenses associated with launching our new core commercial program; (iii) partially offset by lower intercompany interest of $5.1 million along with decreased amortization and expenses associated with the change in estimated acquisition earn-out payables.
EBITDAC for the six months ended June 30, 2018 increased 2.4%, or $1.8 million, from the same period in 2017, to $74.6 million. EBITDAC Margin for the six months ended June 30, 2018 decreased to 32.3% from 33.9% in the same period in 2017. The decrease in EBITDAC Margin was related to the investment in our new core commercial program, which more than offset margin expansion from leveraging strong Organic Revenue growth.

Wholesale Brokerage Segment
The Wholesale Brokerage Segment markets and sells excess and surplus commercial and personal lines insurance, primarily through independent agents and brokers, including Brown & Brown retail agents. Like the Retail and National Programs Segments, the Wholesale Brokerage Segment’s revenues are primarily commission-based.
Financial information relating to our Wholesale Brokerage Segment for the three and six months ended June 30, 2018 and 2017 is as follows:

	Three months ended June 30,			Six months ended June 30,
(in thousands, except percentages)	2018	2017	% Change	2018	2017	% Change
REVENUES
Core commissions and fees	$73,152	$69,433	5.4%	$137,055	$129,430	5.9%
Profit-sharing contingent commissions	1,991	1,860	7.0%	3,563	6,641	(46.3)%
Guaranteed supplemental commissions	272	301	(9.6)%	715	708	1.0%
Investment income	81	—	—%	81	—	—%
Other income, net	72	397	(81.9)%	302	459	(34.2)%
Total revenues	75,568	71,991	5.0%	141,716	137,238	3.3%
EXPENSES
Employee compensation and benefits	38,340	35,934	6.7%	74,958	69,420	8.0%
Other operating expenses	12,609	11,085	13.7%	24,494	22,445	9.1%
Loss/(gain) on disposal	—	—	—%	—	—	—%
Amortization	2,822	2,845	(0.8)%	5,659	5,776	(2.0)%
Depreciation	426	477	(10.7)%	853	967	(11.8)%
Interest	1,371	1,613	(15.0)%	2,806	3,288	(14.7)%
Change in estimated acquisition earn-out payables	(547)	(48)	NMF	1,016	(8)	NMF
Total expenses	55,021	51,906	6.0%	109,786	101,888	7.8%
Income before income taxes	$20,547	$20,085	2.3%	$31,930	$35,350	(9.7)%
Income Before Income Taxes Margin (1)	27.2%	27.9%		22.5%	25.8%
EBITDAC (1)	24,619	24,972	(1.4)%	$42,264	$45,373	(6.9)%
EBITDAC Margin (1)	32.6%	34.7%		29.8%	33.1%
Organic Revenue growth rate (1)	5.3%	6.2%		5.7%	6.7%
Employee compensation and benefits relative to total revenues	50.7%	49.9%		52.9%	50.6%
Other operating expenses relative to total revenues	16.7%	15.4%		17.3%	16.4%
Capital expenditures	$447	$1,014		$867	$1,392	(37.7)%
Total assets at June 30				$1,267,207	$1,204,184	5.2%

(1) A non-GAAP financial measure.
NMF = Not a meaningful figure
The Wholesale Brokerage Segment’s total revenues for the three months ended June 30, 2018 increased 5.0%, or $3.6 million, from the same period in 2017, to $75.6 million. The $3.7 million net increase in core commissions and fees revenue was driven primarily by: (i) $3.7 million related to net new and renewal business; (ii) $0.3 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2017; and (iii) an offsetting $0.3 million related to the impact of adopting the New Revenue Standard. Profit-sharing contingent commissions and GSCs for the second quarter of 2018 were substantially flat compared to the second quarter of 2017. Approximately $1.3 million was driven by adopting the New Revenue Standard and then substantially offset by lower profit-sharing contingent commissions driven by insurance carrier loss experience. As a result of the adopting the New Revenue Standard, profit-sharing contingent commissions are accrued throughout the year based on actual premiums written. Previously, our policy was to recognize profit-sharing contingent commissions throughout the year as cash was received, with a large portion of the annual profit-sharing contingent commissions being received early in the year. The Wholesale Brokerage Segment’s growth rate for total commissions and fees was 5.3%, and the Organic Revenue growth rate was 5.3% for the second quarter of 2018. The Organic Revenue growth rate was driven by net new business, some rate increases for renewals on coastal properties that suffered a loss associated with the 2017 weather events, and modest increases in exposure units.
Income before income taxes for the three months ended June 30, 2018 increased 2.3%, or $0.5 million, from the same period in 2017, to $20.5 million. The growth rate was slower than revenues due to (i) increased core commissions and fees of $3.7 million; (ii) an increase in profit-sharing contingent commissions of $0.1 million; and (iii) a decrease in estimated acquisition earn-out payables of $0.5 million; partially offset by (iv) an increase in employee compensation and benefits of $2.4 million due to salary inflation, increased producer compensation due to increased core commissions and fees revenue, and compensation related to acquisitions that had no comparable expense in 2017; and (v) an increase of $1.5 million in other operating expenses attributable to increase investments in technology, professional fees, and exchange rate expense.
EBITDAC for the three months ended June 30, 2018 decreased 1.4%, or $0.4 million, from the same period in 2017, to $24.6 million. EBITDAC Margin for the three months ended June 30, 2018 decreased to 32.6% from 34.7% in the same period in 2017. The decrease in the EBITDAC Margin was primarily driven by (i) adoption of the New Revenue Standard which contributed approximately 130 basis points increase in the EBITDAC margin compared to the same period in 2017; offset by; (ii) higher employee compensation and benefits costs, (iii) technology investments, (iv) an increase in non-cash stock compensation, due to the better-than-expected Company performance related to the provisions of our equity compensation plans, and (v) exchange rate movement.
The Wholesale Brokerage Segment’s total revenues for the six months ended June 30, 2018 increased 3.3%, or $4.5 million, from the same period in 2017, to $141.7 million. The $7.6 million net increase in core commissions and fees revenue was driven primarily by: (i) $7.4 million related to net new and renewal business; (ii) $0.3 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2017; and (iii) an offsetting $0.1 million related to the impact of adopting the New Revenue Standard. Profit-sharing contingent commissions and GSCs for the first six months of 2018 decreased $3.1 million compared to the same period of 2017, to $4.3 million as a result of the adoption of the New Revenue Standard and insurance carrier loss experience. The Wholesale Brokerage Segment’s growth rate for total commissions and fees was 3.3%, and the Organic Revenue growth rate was 5.7% for the first six months of 2018. The Organic Revenue growth rate was driven by net new business, some rate increases for renewals on properties in catastrophe prone locations, and modest increases in exposure units.
Income before income taxes for the six months ended June 30, 2018 decreased 9.7%, or $3.4 million, from the same period in 2017, to $31.9 million. The growth rate was slower than revenues due to: (i) the net decrease in profit-sharing contingent commissions, as described above; (ii) an increase in employee compensation and benefits of $5.5 million, which includes an increase in staff salaries attributable to salary inflation, increased producer compensation due to higher revenue, and higher non-cash based stock compensation due to the better-than-expected Company performance related to the provisions of our equity compensation plans; (iii) a $1.0 million increase related to estimated acquisition earn-out payables; (iv) a $2.0 million increase in operating expenses driven by information technology investments; and partially offset by (v) the increase of $7.6 million of core commissions and fees.
EBITDAC for the six months ended June 30, 2018 decreased 6.9%, or $3.1 million, from the same period in 2017, to $42.3 million. EBITDAC Margin for the six months ended June 30, 2018 decreased to 29.8% from 33.1% in the same period in 2017. The decrease in EBITDAC Margin was primarily driven by the shift in the timing of recognizing profit-sharing contingent commissions as a result of the adopting the New Revenue Standard which contributed approximately 310 basis points to the decrease in the EBITDAC margin compared to the same period in 2017. Other items affecting the year-over-year change in the EBITDAC margin include increased non-cash stock based compensation costs and higher intercompany information technology allocations, which more than offset margin expansion from leveraging of Organic Revenue growth.

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
Financial information relating to our Services Segment for the three and six months ended June 30, 2018 and 2017 is as follows:

	Three months ended June 30,			Six months ended June 30,
(in thousands, except percentages)	2018	2017	% Change	2018	2017	% Change
REVENUES
Core commissions and fees	$45,831	$41,508	10.4%	$89,824	$80,754	11.2%
Profit-sharing contingent commissions	—	—	—%	—	—	—%
Guaranteed supplemental commissions	—	—	—%	—	—	—%
Investment income	36	72	(50.0)%	109	152	(28.3)%
Other income, net	—	—	—%	—	—	—%
Total revenues	45,867	41,580	10.3%	89,933	80,906	11.2%
EXPENSES
Employee compensation and benefits	20,834	19,963	4.4%	41,353	39,613	4.4%
Other operating expenses	14,839	10,695	38.7%	29,901	21,697	37.8%
Loss/(gain) on disposal	10	—	—%	(2,463)	55	NMF
Amortization	1,137	1,137	—%	2,274	2,275	—%
Depreciation	379	390	(2.8)%	790	789	0.1%
Interest	583	946	(38.4)%	1,177	1,907	(38.3)%
Change in estimated acquisition earn-out payables	—	—	—%	—	—	—%
Total expenses	37,782	33,131	14.0%	73,032	66,336	10.1%
Income before income taxes	$8,085	$8,449	(4.3)%	$16,901	$14,570	16.0%
Income Before Income Taxes Margin (1)	17.6%	20.3%		18.8%	18.0%
EBITDAC (1)	10,184	10,922	(6.8)%	$21,142	$19,541	8.2%
EBITDAC Margin (1)	22.2%	26.3%		23.5%	24.2%
Organic Revenue growth rate (1)	7.1%	(0.7)%		7.7%	1.9%
Employee compensation and benefits relative to total revenues	45.4%	48.0%		46.0%	49.0%
Other operating expenses relative to total revenues	32.4%	25.7%		33.2%	26.8%
Capital expenditures	$147	$342		$432	$492	(12.2)%
Total assets at June 30				$419,876	$396,165	6.0%

(1) A non-GAAP financial measure.
NMF = Not a meaningful figure
The Services Segment’s total revenues for the three months ended June 30, 2018 increased 10.3%, or $4.3 million, over the same period in 2017, to $45.9 million. The $4.3 million net increase in core commissions and fees revenue was driven primarily by: (i) $3.0 million related to net new and renewal business; and (ii) $1.4 million related to the impact of the adopting the New Revenue Standard. The Services Segment’s growth rate for total commissions and fees was 10.4%, and the Organic Revenue growth rate was 7.1% for the second quarter of 2018. The Organic Revenue growth rate was primarily due to new business and expansion of the current customer base.
Income before income taxes for the three months ended June 30, 2018 decreased 4.3%, or $0.4 million, from the same period in 2017, to $8.1 million due to a combination of $0.7 million related to the impact of adopting the New Revenue Standard, leveraging our Organic Revenue growth and lower intercompany interest charges.

EBITDAC for the three months ended June 30, 2018 decreased 6.8%, or $0.7 million, from the same period in 2017, to $10.2 million. EBITDAC Margin for the three months ended June 30, 2018 decreased to 22.2% from 26.3% in the same period in 2017. The decrease in EBITDAC Margin was primarily driven by the impact of the New Revenue Standard along with higher non-cash stock based compensation, due to the better-than-expected Company performance related to the provisions of our equity compensation plans and intercompany allocation of technology costs.
The Services Segment’s total revenues for the six months ended June 30, 2018 increased 11.2%, or $9.0 million, over the same period in 2017, to $89.9 million. The $9.1 million net increase in core commissions and fees revenue was driven primarily by: (i) $6.2 million related to net new and renewal business; and (ii) $2.9 million related to the impact of the adopting the New Revenue Standard. The Services Segment’s growth rate for total commissions and fees was 11.2%, and the Organic Revenue growth rate was 7.7% for the first six months of 2018. The Organic Revenue growth rate was primarily due to new business and expansion of the current customer base.
Income before income taxes for the six months ended June 30, 2018 increased 16.0%, or $2.3 million, over the same period in 2017, to $16.9 million due to a combination of the impact of adopting the New Revenue Standard, leveraging our Organic Revenue growth and lower intercompany interest charges.
EBITDAC for the six months ended June 30, 2018 increased 8.2%, or $1.6 million, over the same period in 2017, to $21.1 million. EBITDAC Margin for the six months ended June 30, 2018 decreased to 23.5% from 24.2% in the same period in 2017. The decrease in EBITDAC Margin was due to the impact of the New Revenue Standard along with higher non-cash stock based compensation, due to the better-than-expected Company performance related to the provisions of our equity compensation plans and intercompany allocation of technology costs.
Other
As discussed in Note 11 of the Notes to Condensed Consolidated Financial Statements, the “Other” column in the Segment Information table includes any income and expenses not allocated to reportable segments, and corporate-related items, including the intercompany interest expense charges to reporting segments.
LIQUIDITY AND CAPITAL RESOURCES
Our capital requirements to operate as an insurance intermediary are low and we have been able to grow and invest in our business principally through cash that has been generated from operations. If necessary, we also have available our revolving credit facility, which provides up to $800.0 million in available cash. We believe that we have access to additional funds, if needed, through the capital markets in order to obtain further debt financing under current market conditions. The Company believes that its existing cash, cash equivalents, short-term investment portfolio and funds generated from operations, together with the funds available under the Amended and Restated Credit Agreement, will be sufficient to satisfy our normal liquidity needs, including principal payments on our long-term debt, for at least the next twelve months.
Contractual Cash Obligations
As of June 30, 2018, our contractual cash obligations were as follows:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$875,000	$25,000	$80,000	$270,000	$500,000
Other liabilities(1)	54,846	5,276	4,668	2,479	42,423
Operating leases	191,762	41,808	69,333	44,344	36,277
Interest obligations	174,897	33,865	64,431	51,226	25,375
Unrecognized tax benefits	1,654	—	1,654	—	—
Maximum future acquisition contingency payments(2)	106,141	38,120	48,361	19,660	—
Total contractual cash obligations	$1,404,300	$144,069	$268,447	$387,709	$604,075

(1)	Includes the current portion of other long-term liabilities.

(2)	Includes $52.6 million of current and non-current estimated earn-out payables.

Debt
Total debt at June 30, 2018 was $867.0 million net of unamortized discount and debt issuance costs, which was a decrease of $109.2 million compared to December 31, 2017. The decrease includes the payment of the principal balance of $100.0 million related to the Series E Senior Notes which was paid in full, the repayment of $10.0 million in principal, net of the amortization of discounted debt related to our 4.200% unsecured Senior Notes due in 2024, and debt issuance cost amortization of $0.8 million.
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
Our invested assets are held primarily as cash and cash equivalents, restricted cash, available-for-sale marketable debt securities, non-marketable debt securities, certificates of deposit, U.S. treasury securities, and professionally managed short duration fixed income funds. These investments are subject to interest rate risk. The fair values of our invested assets at June 30, 2018 and December 31, 2017, approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.
We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date.
As of June 30, 2018, we had $375.0 million of borrowings outstanding under our term loan, which bears interest on a floating basis tied to the London Interbank Offered Rate (“LIBOR”) and therefore can result in changes to our associated interest expense. The effect of an immediate hypothetical 10% change in interest rates would not have a material effect on our Condensed Consolidated Financial Statements.
We are subject to exchange rate risk primarily in our U.K.-based wholesale brokerage business that has a cost base principally denominated in British pounds and a revenue base in several other currencies, but principally in U.S. dollars. Based upon our foreign currency rate exposure as of June 30, 2018, an immediate 10% hypothetical change of foreign currency exchange rates would not have a material effect on our Condensed Consolidated Financial Statements.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation (the “Evaluation”) required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of June 30, 2018. Based upon the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosures.
Changes in Internal Controls
Additional controls have been implemented to address new processes enacted in connection with adopting ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” and ASC Topic 340 - Other Assets and Deferred Cost. Other than these new controls, there has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
PART II
ITEM 1. Legal Proceedings
In Item 3 of Part I of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2017, certain information concerning litigation claims arising in the ordinary course of business was disclosed. Such information was current as of the date of filing. During the Company’s fiscal quarter ended June 30, 2018, no new legal proceedings, or material developments with respect to existing legal proceedings, occurred which require disclosure in this Quarterly Report on Form 10-Q.
ITEM 1A. Risk Factors
There were no material changes in the risk factors previously disclosed in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our repurchase of shares of our common stock during the three months ended June 30, 2018:

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum value that may yet be purchased under the plans or programs(2)
April 1, 2018 to April 30, 2018	—	$—	—	$227,453,029
May 1, 2018 to May 31, 2018	813	27.28	—	227,453,029
June 1, 2018 to June 30, 2018	—	—	—	227,453,029
Total	813	$27.28	—	$227,453,029

(1)	We purchased 813 shares during the quarter ended June 30, 2018 which were acquired from our employees to cover required tax withholdings on the vesting of shares in our equity compensation plans.

(2)
On July 21, 2014, our Board of Directors approved the repurchase of up to $200.0 million of the Company’s outstanding common stock. On July 20, 2015, the Company’s Board of Directors authorized the repurchase of up to an additional $400.0 million of the Company's outstanding common stock. As of June 30, 2018, the Company’s outstanding Board-approved share repurchase authorization is $227.5 million. As of June 30, 2018, a total of 10,886,546 shares were acquired prior to the split on March 28, 2018; treasury shares did not participate in the stock split.

ITEM 6. Exhibits
The following exhibits are filed as a part of this Report:

3.1
Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 29, 2018),  Articles of Amendment to Articles of Incorporation (adopted April 24, 2003) (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 2003) and Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 1999).

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

BROWN & BROWN, INC.

/s/ R. Andrew Watts
Date: August 7, 2018	R. Andrew Watts
Executive Vice President, Chief Financial Officer and Treasurer
(duly authorized officer, principal financial officer and principal accounting officer)