Form 10-Q
period 2018-09-30
BROWN & BROWN, INC.
filed 2018-11-05
CIK 79282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s common stock, $0.10 par value, outstanding as of November 2, 2018 was 279,210,227.

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

•
The occurrence of adverse economic conditions, an adverse regulatory climate, or a disaster in Arizona, California, Florida, Georgia, Illinois, Indiana, Kentucky, Massachusetts, Michigan, New Jersey, New York, North Carolina, Oregon, Pennsylvania, Texas, Virginia and Washington, because a significant portion of business written by us is for customers located in these states;

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

•	Our ability to forecast liquidity needs through at least the end of 2019;

•	Our ability to renew or replace expiring leases;

•	Outcomes of existing or future legal proceedings and governmental investigations;

•	Policy cancellations and renewal terms, which can be unpredictable;

•	Potential changes to the tax rate that would affect the value of deferred tax assets and liabilities and the impact on income available for investment or distributable to shareholders;

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

PART I — FINANCIAL INFORMATION
ITEM 1 — Financial Statements (Unaudited)
BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands, except per share data)	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
REVENUES
Commissions and fees	$529,813	$474,609	$1,502,219	$1,383,899
Investment income	719	491	2,051	1,085
Other income, net	318	546	1,228	22,047
Total revenues	530,850	475,646	1,505,498	1,407,031
EXPENSES
Employee compensation and benefits	268,045	246,062	790,902	736,445
Other operating expenses	83,697	72,058	243,704	210,289
(Gain)/loss on disposal	1,106	(1,902)	(1,544)	(1,993)
Amortization	21,637	21,435	62,961	64,402
Depreciation	5,259	5,489	16,410	17,242
Interest	8,963	9,393	28,686	28,949
Change in estimated acquisition earn-out payables	(357)	(1,308)	2,528	8,309
Total expenses	388,350	351,227	1,143,647	1,063,643
Income before income taxes	142,500	124,419	361,851	343,388
Income taxes	36,447	48,506	91,048	131,263
Net income	$106,053	$75,913	$270,803	$212,125
Net income per share:
Basic	$0.38	$0.27	$0.98	$0.76
Diluted	$0.38	$0.27	$0.96	$0.74
Dividends declared per share	$0.075	$0.068	$0.225	$0.203
See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except per share data)	September 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$422,971	$573,383
Restricted cash and investments	301,716	250,705
Short-term investments	12,843	24,965
Premiums, commissions and fees receivable	736,378	546,402
Reinsurance recoverable	98,516	477,820
Prepaid reinsurance premiums	344,955	321,017
Other current assets	95,799	47,864
Total current assets	2,013,178	2,242,156
Fixed assets, net	89,772	77,086
Goodwill	2,929,634	2,716,079
Amortizable intangible assets, net	680,226	641,005
Investments	17,152	13,949
Other assets	72,844	57,275
Total assets	$5,802,806	$5,747,550
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Premiums payable to insurance companies	$732,550	$685,163
Losses and loss adjustment reserve	98,475	476,721
Unearned premiums	344,955	321,017
Premium deposits and credits due customers	107,788	91,648
Accounts payable	84,228	64,177
Accrued expenses and other liabilities	234,731	228,748
Current portion of long-term debt	30,000	120,000
Total current liabilities	1,632,727	1,987,474
Long-term debt less unamortized discount and debt issuance costs	832,361	856,141
Deferred income taxes, net	284,330	256,185
Other liabilities	113,980	65,051
Shareholders’ Equity:
Common stock, par value $0.10 per share; authorized 560,000 shares; issued 290,109 shares and outstanding 279,222 shares at 2018, issued 286,929 shares and outstanding 276,210 shares at 2017 - in thousands. 2017 share amounts restated for the 2-for-1 stock split effective March 28, 2018	29,011	28,692
Additional paid-in capital	525,465	483,730
Treasury stock, at cost at 10,887 shares at 2018 and 10,719 shares at 2017, respectively - in thousands.	(397,572)	(386,322)
Retained earnings	2,782,504	2,456,599
Total shareholders’ equity	2,939,408	2,582,699
Total liabilities and shareholders’ equity	$5,802,806	$5,747,550
See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
(in thousands)	2018	2017
Cash flows from operating activities:
Net income	$270,803	$212,125
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	62,961	64,402
Depreciation	16,410	17,242
Non-cash stock-based compensation	23,522	22,362
Change in estimated acquisition earn-out payables	2,528	8,309
Deferred income taxes	(16,416)	23,941
Amortization of debt discount	118	119
Amortization and disposal of deferred financing costs	1,102	1,309
Accretion of discounts and premiums, investment	(4)	20
Net gain on sales of investments, fixed assets and customer accounts	(1,259)	(1,739)
Payments on acquisition earn-outs in excess of original estimated payables	(11,775)	(13,800)
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Premiums, commissions and fees receivable (increase)	(24,560)	(23,350)
Reinsurance recoverables decrease/(increase)	379,304	(2,082,203)
Prepaid reinsurance premiums (increase)	(23,938)	(23,585)
Other assets (increase)	(9,052)	(5,314)
Premiums payable to insurance companies increase	19,179	5,585
Premium deposits and credits due customers increase	16,089	14,030
Losses and loss adjustment reserve (decrease)/increase	(378,246)	2,082,203
Unearned premiums increase	23,938	23,585
Accounts payable increase	27,817	22,113
Accrued expenses and other liabilities (decrease)/increase	(21,465)	1,018
Other liabilities (decrease)	(1,539)	(34,802)
Net cash provided by operating activities	355,517	313,570
Cash flows from investing activities:
Additions to fixed assets	(28,859)	(12,897)
Payments for businesses acquired, net of cash acquired	(254,836)	(26,478)
Proceeds from sales of fixed assets and customer accounts	3,338	4,085
Purchases of investments	(8,897)	(10,393)
Proceeds from sales of investments	17,551	5,178
Net cash used in investing activities	(271,703)	(40,505)
Cash flows from financing activities:
Payments on acquisition earn-outs	(13,337)	(25,488)
Payments on long-term debt	(115,000)	(91,750)
Deferred debt issuance costs	—	(2,809)
Issuances of common stock for employee stock benefit plans	19,406	17,387
Repurchase shares to fund tax withholdings for non-cash stock-based compensation	(11,928)	(6,791)
Purchase of treasury stock	(11,250)	(57,389)
Settlement (prepayment) of accelerated share repurchase program	11,250	(7,500)
Cash dividends paid	(62,356)	(56,801)
Net cash used in financing activities	(183,215)	(231,141)
Net (decrease)/increase in cash and cash equivalents inclusive of restricted cash	(99,401)	41,924
Cash and cash equivalents inclusive of restricted cash at beginning of period	824,088	781,283
Cash and cash equivalents inclusive of restricted cash at end of period	$724,687	$823,207
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
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which provides guidance for accounting for leases. Under ASU 2016-02, the Company will be required to recognize the assets and liabilities for the rights and obligations created by leased assets with initial maturities greater than one year. In July 2018, the FASB also issued ASU 2018-10 and ASU 2018-11 related to Topic 842. ASU 2018-10 narrows certain aspects of the guidance issued in the amendments within ASU 2016-02. ASU 2018-11 provides entities with an additional transition method to adopt ASU 2016-02. Under this new transition method, an entity initially applies ASU 2016-02 at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2016-02, along with ASU 2018-10 and ASU 2018-11, will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company continues to evaluate the impact of this pronouncement with the principal impact expected to be that the present value of the remaining lease payments will be presented as a liability on the balance sheet as well as an asset of similar value representing the “Right of Use” for those leased properties. The Company plans to adopt Topic 842 under the transition method provided by ASU 2018-11. The undiscounted contractual cash payments remaining on leased properties were $210.4 million as of December 31, 2017 as indicated in Note 13 of the Company's Form 10-K and $209.8 million as of September 30, 2018 as detailed in the Liquidity and Capital Resources section of this Quarterly Report on Form 10-Q.
In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which provides guidance for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the impact of this pronouncement.
Recently Adopted Accounting Standards
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)" (“ASU 2016-15”), which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified and applies to all entities, required to present a statement of cash flows under Topic 230. ASU 2016-15 became effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 with early adoption permitted. The Company adopted

ASU 2016-15 effective January 1, 2018 and has determined there is no impact on the Company’s Statement of Cash Flows. The Company already presented cash paid on contingent consideration in business combination as prescribed by ASU 2016-15 and does not, at this time, engage in the other activities being addressed in this ASU.
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
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“Topic 606”), which provides guidance for revenue recognition. Topic 606 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets.  It supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. The standard’s core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. Effective as of January 1, 2018, the Company adopted ASU 2014–09, and all related amendments, which established Accounting Standards Codification ("ASC") Topic 606. The Company adopted these standards by recognizing the cumulative effect as an adjustment to opening retained earnings at January 1, 2018, under the modified retrospective method for contracts not completed as of the day of adoption. The cumulative impact of adopting Topic 606 on January 1, 2018 was an increase in retained earnings within stockholders’ equity of $117.5 million. Under the modified retrospective method, the Company is not required to restate comparative financial information prior to the adoption of these standards and, therefore, such information presented for the three and nine months ended September 30, 2017 continues to be reported under the Company's previous accounting policies.
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
Commission revenues - Prior to the adoption of Topic 606, commission revenues, including those billed on an installment basis, were recognized on the latter of the policy effective date or the date that the premium was billed to the client, with the exception of the Company's Arrowhead businesses, which followed a policy of recognizing these revenues on the latter of the policy effective date or processed date in our systems.  As a result of the adoption of Topic 606, certain revenues associated with the issuance of policies are now recognized upon the effective date of the associated policy. These commission revenues, including those billed on an installment basis, are now recognized earlier than they had been previously. Revenue is now accrued based upon the completion of the performance obligation, thereby creating a current asset for the unbilled revenue, until such time as an invoice is generated, which typically does not exceed twelve months. The Company does not expect the overall impact of these changes to be significant on a full-year basis, but the timing of recognizing revenue will impact our fiscal quarters when compared to prior years. For the nine months ended September 30, 2018, the adoption of Topic 606 increased base and incentive commissions revenue, as defined in Note 3, by $26.6 million compared to what would have been recognized under the Company's previous accounting policies. Incentive commissions include additional commissions over base commissions received from insurance carriers based on predetermined production levels mutually agreed upon by both parties.
Profit-sharing contingent commissions - Prior to the adoption of Topic 606, revenue that was not fixed and determinable because a contingency existed was not recognized until the contingency was resolved.  Under Topic 606, the Company must estimate the amount of consideration that will be received in the coming year such that a significant reversal of revenue is not probable.  Profit-sharing contingent commissions represent a form of variable consideration associated with the placement of coverage, for which we earn commissions and fees.  In connection with Topic 606, profit-sharing contingent commissions are estimated with a constraint applied and accrued relative to the recognition of the corresponding core commissions.  The resulting effect on the timing of recognizing profit-sharing contingent commissions will now more closely follow a similar pattern as our commissions and fees with any true-ups recognized when payments are received or as additional information that affects the estimate becomes available.  For the nine months ended September 30, 2018, the adoption of Topic 606 reduced profit-sharing contingent commissions revenue by $6.9 million compared to what would have been recognized under our previous accounting policies.

Fee revenues - Approximately 30% of the Company’s commissions and fees are in the form of fees, which are predominantly in the Company's National Programs and Services Segments, and to a lesser extent in the large accounts business within the Company's Retail Segment, where the Company receives fees in lieu of a commission. In accordance with Topic 606, fee revenue from certain agreements are recognized in earlier periods and others in later periods as compared to our previous accounting treatment depending on when the services within the contract are satisfied and when we have transferred control of the related services to the customer. The Company does not expect the overall impact of these changes to be significant on a full-year basis, but the timing of recognizing fees revenue will impact our fiscal quarters when compared to prior years. For the nine months ended September 30, 2018, the adoption of Topic 606 increased fees revenue by $5.0 million compared to what would have been recognized under our previous accounting policies.
Additionally, the Company has evaluated ASC Topic 340 - Other Assets and Deferred Cost (“ASC 340”) which requires companies to defer certain incremental cost to obtain customer contracts, and certain costs to fulfill customer contracts.
Incremental cost to obtain - The adoption of ASC 340 resulted in the Company deferring certain costs to obtain customer contracts primarily as they relate to commission-based compensation plans in the Retail Segment, in which the Company pays an incremental amount of compensation on new business. These incremental costs are deferred and amortized over a 15-year period, which is consistent with the analysis performed on acquired customer accounts and referenced in Note 7 to the Company’s condensed consolidated financial statements. For the nine months ended September 30, 2018, the Company deferred $10.3 million of incremental cost to obtain customer contracts. The Company expensed $0.3 million of the incremental cost to obtain customer contracts for the nine months ended September 30, 2018.
Cost to fulfill - The adoption of ASC 340 resulted in the Company deferring certain costs to fulfill contracts and to recognize these costs as the associated performance obligations are fulfilled. In order for contract fulfillment costs to be deferred under ASC 340, the costs must (1) relate directly to a specific contract or anticipated contract, (2) generate or enhance resources that the Company will use in satisfying its obligations under the contract, and (3) be expected to be recovered through sufficient net cash flows from the contract. The Company does not expect the overall impact of these changes to be significant on a full-year basis, but the timing of recognizing these expenses will impact quarterly results compared to prior years as such recognition better aligns with the associated revenue. With the modified retrospective adoption of Topic 606, the Company deferred $52.7 million in contract fulfillment costs on its opening balance sheet on January 1, 2018 based upon the estimated average time spent on policy renewals. For the nine months ended September 30, 2018, the Company had net expense of $3.6 million related to the release of previously deferred contract fulfillment costs associated with performance obligations that were satisfied in the period, net of current year deferrals for costs incurred that related to performance obligations yet to be fulfilled.
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
The cumulative effect of the changes made to our unaudited condensed consolidated balance sheet as of January 1, 2018 for the adoption of Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” and Accounting Standards Codification Topic 340 – Other Assets and Deferred Cost (the “New Revenue Standard”):

(in thousands)	Balance at December 31, 2017	Adjustments due to the New Revenue Standard	Balance at January 1, 2018
Balance Sheet
Assets:
Premiums, commissions and fees receivable	$546,402	$153,058	$699,460
Other current assets	47,864	52,680	100,544

Liabilities:
Premiums payable to insurance companies	685,163	12,107	697,270
Accounts payable	64,177	8,747	72,924
Accrued expenses and other liabilities	228,748	22,794	251,542
Deferred income taxes, net	256,185	44,575	300,760

Shareholders' Equity:
Retained earnings	2,456,599	117,515	2,574,114

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

	Nine months ended September 30, 2018
(in thousands)	As reported	Impact of adopting the New Revenue Standard	Balances without the New Revenue Standard
Statement of Income
Revenues:
Commissions and fees	$1,502,219	$24,700	$1,477,519

Expenses:
Employee compensation and benefits	790,902	(3,396)	794,298
Other operating expenses	243,704	6,996	236,708
Income taxes	91,048	5,309	85,739

Net income	$270,803	$15,791	$255,012

NOTE 3· Revenues
The following tables present the revenues disaggregated by revenue source:

	Three months ended September 30, 2018
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Base commissions(1)	$207,703	$92,106	$62,216	$—	$(11)	$362,014
Fees(2)	33,915	43,168	13,887	48,054	(360)	138,664
Incentive commissions(3)	11,408	287	44	—	16	11,755
Profit-sharing contingent commissions(4)	5,280	7,786	1,261	—	—	14,327
Guaranteed supplemental commissions(5)	2,573	22	458	—	—	3,053
Investment income(6)	1	138	44	51	485	719
Other income, net(7)	207	12	99	—	—	318
Total Revenues	$261,087	$143,519	$78,009	$48,105	$130	$530,850

	Nine months ended September 30, 2018
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Base commissions(1)	$609,252	$249,491	$174,888	$—	$(42)	$1,033,589
Fees(2)	94,282	106,839	37,799	137,878	(880)	375,918
Incentive commissions(3)	43,356	295	515	—	28	44,194
Profit-sharing contingent commissions(4)	17,879	17,290	4,824	—	—	39,993
Guaranteed supplemental commissions(5)	7,277	75	1,173	—	—	8,525
Investment income(6)	2	384	125	160	1,380	2,051
Other income, net(7)	758	60	401	—	9	1,228
Total Revenues	$772,806	$374,434	$219,725	$138,038	$495	$1,505,498

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
Contract Assets and Liabilities
The balances of contract assets and contract liabilities arising from contracts with customers as of September 30, 2018 and December 31, 2017 were as follows:

(in thousands)	September 30, 2018	December 31, 2017(1)
Contract assets	$249,294	$210,323
Contract liabilities	$63,611	$51,236

(1)	The balances as of December 31, 2017 have been revised to reflect the impact of adopting the New Revenue Standard.
Unbilled receivables (contract assets) arise when the Company recognizes revenue for amounts which have not yet been billed in our systems. Deferred revenue (contract liabilities) relates to payments received in advance of performance under the contract before the transfer of a good or service to the customer.
As of September 30, 2018, deferred revenue consisted of $53.9 million as current portion to be recognized within one year and $9.7 million in long term to be recognized beyond one year. As of December 31, 2017, deferred revenue consisted of $44.5 million as current portion to be recognized within one year and $6.7 million in long-term deferred revenue to be recognized beyond one year.
During the nine months ended September 30, 2018, the amount of revenue recognized related to performance obligations satisfied in a previous period, inclusive of changes due to estimates, was approximately $8.1 million.
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

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share data)	2018	2017	2018	2017
Net income	$106,053	$75,913	$270,803	$212,125
Net income attributable to unvested awarded performance stock	(2,716)	(1,852)	(6,185)	(5,181)
Net income attributable to common shares	$103,337	$74,061	$264,618	$206,944
Weighted average number of common shares outstanding – basic	278,132	279,512	276,744	280,024
Less unvested awarded performance stock included in weighted average number of common shares outstanding – basic	(7,124)	(6,820)	(6,321)	(6,840)
Weighted average number of common shares outstanding for basic net income per common share	271,008	272,692	270,423	273,184
Dilutive effect of stock options	4,274	5,094	5,191	4,838
Weighted average number of shares outstanding – diluted	275,282	277,786	275,614	278,022
Net income per share:
Basic	$0.38	$0.27	$0.98	$0.76
Diluted	$0.38	$0.27	$0.96	$0.74

NOTE 5· Business Combinations
During the nine months ended September 30, 2018, Brown & Brown acquired the assets and assumed certain liabilities of fifteen insurance intermediaries, all of the stock of three insurance intermediaries and one book of business (customer accounts). Additionally, miscellaneous adjustments were recorded to the purchase price allocation of certain prior acquisitions completed within the last twelve months as permitted by Accounting Standards Codification Topic 805 — Business Combinations (“ASC 805”). Such adjustments are presented in the “Other” category within the following two tables. The recorded purchase price for all acquisitions includes an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations will be recorded in the Condensed Consolidated Statement of Income when incurred.
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
Based on the acquisition date and the complexity of the underlying valuation work, certain amounts included in the Company’s Condensed Consolidated Financial Statements may be provisional and thus subject to further adjustments within the permitted measurement period, as defined in ASC 805. For the nine months ended September 30, 2018, adjustments were made within the permitted measurement period that resulted in an increase in the aggregate purchase price of the affected acquisitions of $21.4 thousand relating to the assumption of certain liabilities. These measurement period adjustments have been reflected as current period adjustments in the nine months ended September 30, 2018 in accordance with the guidance in ASU 2015-16 “Business Combinations.” The measurement period adjustments primarily impacted goodwill, with no effect on earnings or cash in the current period.
Cash paid for acquisitions was $265.9 million in the nine-month period ended September 30, 2018. We completed eighteen acquisitions (excluding book of business purchases) in the nine-month period ended September 30, 2018. We completed six acquisitions (excluding book of business purchases) in the nine-month period ended September 30, 2017.
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

(in thousands)
Name	Business segment	Effective date of acquisition	Cash paid	Other payable	Recorded earn-out payable	Net assets acquired	Maximum potential earn- out payable
Opus Advisory Group, LLC (Opus)	Retail	February 1, 2018	$20,400	$200	$2,384	$22,984	$3,600
Kerxton Insurance Agency, Inc. (Kerxton)	Retail	March 1, 2018	13,177	1,490	2,080	16,747	2,920
Automotive Development Group, LLC (ADG)	Retail	May 1, 2018	29,471	559	17,545	47,575	20,000
Servco Pacific, Inc. (Servco)	Retail	June 1, 2018	76,551	—	916	77,467	7,000
Tower Hill Prime Insurance Company (Tower Hill)	National Programs	July 1, 2018	20,300	—	2,628	22,928	7,700
Health Special Risk, Inc. (HSR)	National Programs	July 1, 2018	20,132	—	1,991	22,123	9,000
Professional Disability Associates, LLC (PDA)	Services	July 1, 2018	15,025	—	9,818	24,843	17,975
Finance & Insurance Resources, Inc. (F&I)	Retail	September 1, 2018	44,940	410	9,121	54,471	19,500
Other	Various	Various	25,894	680	5,234	31,808	10,200
Total			$265,890	$3,339	$51,717	$320,946	$97,895

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition and adjustments made during the measurement period of the prior year acquisitions.

(in thousands)	Opus	Kerxton	ADG	Servco	Tower Hill	HSR	PDA	F&I	Other	Total
Cash	$—	$—	$—	$8,189	$—	$3,114	$—	$—	$—	$11,303
Other current assets	—	—	1,500	8,075	—	818	1,762	999	253	13,407
Fixed assets	11	10	67	178	$—	$124	$309	$34	$99	$832
Goodwill	17,944	13,417	36,236	53,901	—	18,737	17,273	36,806	20,245	214,559
Purchased customer accounts	5,008	4,712	9,751	16,902	22,928	5,516	7,700	16,611	12,653	101,781
Non-compete agreements	21	22	21	1	—	65	82	21	273	506
Other assets	—	—	—	1,528	—	21	(787)	—	—	762
Total assets acquired	22,984	18,161	47,575	88,774	22,928	28,395	26,339	54,471	33,523	343,150
Other current liabilities	—	(1,414)	—	(11,307)	—	(5,930)	(1,273)	—	(1,715)	(21,639)
Other liabilities	—	—	—	—	—	(342)	(223)	—	—	(565)
Total liabilities assumed	—	(1,414)	—	(11,307)	—	(6,272)	(1,496)	—	(1,715)	(22,204)
Net assets acquired	$22,984	$16,747	$47,575	$77,467	$22,928	$22,123	$24,843	$54,471	$31,808	$320,946

The weighted average useful lives for the acquired amortizable intangible assets are as follows: purchased customer accounts, 15 years; and non-compete agreements, 5 years.
Goodwill of $214.6 million, which is net of any opening balance sheet adjustments within the allowable measurement period, was allocated to the Retail, National Programs, Wholesale Brokerage and Services Segments in the amounts of $173.0 million, $18.7 million, $5.5 million and $17.3 million, respectively. Of the total goodwill of $214.6 million, the amount currently deductible for income tax purposes is $162.9 million and the remaining $51.7 million relates to the recorded earn-out payables and will not be deductible until it is earned and paid.
For the acquisitions completed during 2018, the results of operations since the acquisition dates have been combined with those of the Company. The total revenues from the acquisitions completed through September 30, 2018, included in the Condensed Consolidated Statement of Income for the nine months ended September 30, 2018, was $29.2 million. The income before income taxes, including the intercompany cost of capital charge, from the acquisitions completed through September 30, 2018, included in the Condensed Consolidated Statement of Income for the nine months ended September 30, 2018, was $1.8 million. If the acquisitions had occurred as of the beginning of the respective periods, the Company’s results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

(UNAUDITED)	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2018	2017	2018	2017
Total revenues	$533,038	$499,846	$1,547,556	$1,477,640
Income before income taxes	$143,402	$130,171	$372,204	$360,034
Net income	$106,742	$79,422	$278,551	$222,407
Net income per share:
Basic	$0.38	$0.28	$1.01	$0.79
Diluted	$0.38	$0.28	$0.99	$0.78
Weighted average number of shares outstanding:
Basic	271,008	272,692	270,423	273,184
Diluted	275,282	277,786	275,614	278,022

As of September 30, 2018 and 2017, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820-Fair Value Measurement. The resulting additions, payments, and net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the three and nine months ended September 30, 2018 and 2017, were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Balance as of the beginning of the period	$52,540	$57,943	$36,175	$63,821
Additions to estimated acquisition earn-out payables	29,646	1,050	51,717	1,332
Payments for estimated acquisition earn-out payables	(16,521)	(23,511)	(25,112)	(39,288)
Subtotal	65,665	35,482	62,780	25,865
Net change in earnings from estimated acquisition earn-out payables:
Change in fair value on estimated acquisition earn-out payables	(928)	(1,784)	945	6,402
Interest expense accretion	571	476	1,583	1,907
Net change in earnings from estimated acquisition earn-out payables	(357)	(1,308)	2,528	8,309
Balance as of September 30,	$65,308	$34,174	$65,308	$34,174

Of the $65.3 million estimated acquisition earn-out payables as of September 30, 2018, $14.1 million was recorded as accounts payable and $51.2 million was recorded as other non-current liabilities. As of September 30, 2018, the maximum future acquisition contingency payments related to all acquisitions was $151.6 million, inclusive of the $65.3 million estimated acquisition earn-out payables as of September 30, 2018. Included within the additions to estimated acquisition earn-out payables are any adjustments to opening balance sheet items within the allowable measurement period, which may therefore differ from previously reported amounts.
NOTE 6· Goodwill
Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The Company completed its most recent annual assessment as of November 30, 2017, and identified no impairment as a result of the evaluation.
The changes in the carrying value of goodwill by reportable segment for the nine months ended September 30, 2018 are as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Total
Balance as of January 1, 2018	$1,386,248	$908,472	$286,098	$135,261	$2,716,079
Goodwill of acquired businesses	173,025	18,737	5,524	17,273	214,559
Goodwill disposed of relating to sales of businesses	—	(1,004)	—	—	(1,004)
Balance as of September 30, 2018	$1,559,273	$926,205	$291,622	$152,534	$2,929,634

NOTE 7· Amortizable Intangible Assets
Amortizable intangible assets at September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018				December 31, 2017
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average life (years)(1)	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average life (years)(1)
Purchased customer accounts	$1,565,186	$(886,229)	$678,957	15.0	$1,464,274	$(824,584)	$639,690	15.0
Non-compete agreements	30,753	(29,484)	1,269	6.7	30,287	(28,972)	1,315	6.8
Total	$1,595,939	$(915,713)	$680,226		$1,494,561	$(853,556)	$641,005

(1)	Weighted average life calculated as of the date of acquisition.
Amortization expense for amortizable intangible assets for the years ending December 31, 2018, 2019, 2020, 2021 and 2022 is estimated to be $84.7 million, $83.4 million, $76.0 million, $72.7 million, and $68.3 million, respectively.

NOTE 8· Long-Term Debt
Long-term debt at September 30, 2018 and December 31, 2017 consisted of the following:

(in thousands)	September 30, 2018	December 31, 2017
Current portion of long-term debt:
Current portion of 5-year term loan facility expires June 28, 2022	$30,000	$20,000
4.500% senior notes, Series E, quarterly interest payments, balloon due September 2018	—	100,000
Total current portion of long-term debt	30,000	120,000
Long-term debt:
Note agreements:
4.200% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2024	499,062	498,943
Total notes	499,062	498,943
Credit agreements:
5-year term-loan facility, periodic interest and principal payments, LIBOR plus up to 1.750%, expires June 28, 2022	340,000	365,000
5-year revolving-loan facility, periodic interest payments, LIBOR plus up to 1.500%, plus commitment fees up to 0.250%, expires June 28, 2022	—	—
Total credit agreements	340,000	365,000
Debt issuance costs (contra)	(6,701)	(7,802)
Total long-term debt less unamortized discount and debt issuance costs	832,361	856,141
Current portion of long-term debt	30,000	120,000
Total debt	$862,361	$976,141

On December 22, 2006, the Company entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company. The initial issuance of notes under the Master Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.660% per year. On February 1, 2008, $25.0 million in Series D Senior Notes due January 15, 2015, with a fixed interest rate of 5.370% per year, were issued. On September 15, 2011, and pursuant to a Confirmation of Acceptance, dated January 21, 2011, in connection with the Master Agreement, $100.0 million in Series E Senior Notes were issued with a maturity date of September 15, 2018, with a fixed interest rate of 4.500% per year. The Series E Senior Notes were issued for the sole purpose of retiring existing Senior Notes. On January 15, 2015 the Series D Senior Notes were redeemed at maturity using cash proceeds to pay off the principal of $25.0 million plus any remaining accrued interest. On December 22, 2016, the Series C Senior Notes were redeemed at maturity using cash proceeds to pay off the principal of $25.0 million plus any remaining accrued interest. On May 10, 2018, the principal balance of $100.0 million from the Series E Senior Notes was paid in full, along with accrued interest of $0.7 million and a prepayment premium of $0.7 million. As of September 30, 2018, there was no outstanding debt balance issued under the provisions of the Master Agreement.
On June 28, 2017, the Company entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) with the lenders named therein, JPMorgan Chase Bank, N.A. as administrative agent and certain other banks as co-syndication agents and co-documentation agents. The Amended and Restated Credit Agreement amended and restated the credit agreement dated April 17, 2014, among such parties (the “Original Credit Agreement”). The Amended and Restated Credit Agreement extends the applicable maturity date of the existing revolving credit facility (the “Facility”) of $800.0 million to June 28, 2022 and re-evidences unsecured term loans at $400.0 million while also extending the applicable maturity date to June 28, 2022. The term loan principal amortization schedule was reset with payments due quarterly. At the time of the execution of the Amended and Restated Credit Agreement, $67.5 million of principal from the original unsecured term loans was repaid using operating cash balances, and the Company added an additional $2.8 million in debt issuance costs related to the Facility to the Consolidated Balance Sheet. The Company also expensed to the Consolidated Statements of Income $0.2 million of debt issuance costs related to the Original Credit Agreement due to certain lenders exiting prior to the modified agreement, while also carrying forward $1.6 million on the Consolidated Balance Sheet the unamortized portion of the Original Credit Agreement debt issuance costs which will amortize over the term of the Amended and Restated Credit Agreement. Either or both of the revolving credit facility and the term loans may be extended for two additional one-year periods at the Company’s request and at the discretion of the respective lenders. Interest and facility fees in respect to the Credit Facility are based upon the better of the Company’s net debt leverage ratio or a non-credit enhanced senior unsecured long-term debt rating. Based upon the Company’s net debt leverage ratio, the rates of interest charged on the term loan are 1.000% to 1.750%, and the revolving loan is 0.850% to 1.500% above the adjusted LIBOR rate for outstanding amounts drawn. There are fees included in the facility which include a facility fee based upon the revolving credit commitments of the lenders (whether used or unused) at a rate of 0.150% to 0.250% and letter of credit fees based upon the amounts of outstanding secured or unsecured letters of credit. The Amended and

Restated Credit Agreement includes various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers. On June 30, 2018, a scheduled principal payment of $5.0 million was satisfied per the terms of the Amended and Restated Credit Agreement. On September 30, 2018, a scheduled principal payment of $5.0 million was satisfied per the terms of the Amended and Restated Credit Agreement. As of September 30, 2018, there was an outstanding debt balance issued under the terms of the Amended and Restated Credit Agreement of $370.0 million with no borrowings outstanding against the revolving loan. Per the terms of the Amended and Restated Credit Agreement, a scheduled principal payment of $5.0 million is due December 31, 2018.
On September 18, 2014, the Company issued $500.0 million of 4.200% unsecured Senior Notes due in 2024. The Senior Notes were given investment grade ratings of BBB-/Baa3 with a stable outlook. The notes are subject to certain covenant restrictions and regulations which are customary for credit rated obligations. At the time of funding, the proceeds were offered at a discount of the original note amount which also excluded an underwriting fee discount. The net proceeds received from the issuance were used to repay the outstanding balance of $475.0 million on the revolving Credit Facility and for other general corporate purposes. As of September 30, 2018 and December 31, 2017, there was an outstanding debt balance of $500.0 million exclusive of the associated discount balance.
The Master Agreement and the Amended and Restated Credit Agreement require the Company to maintain certain financial ratios and comply with certain other covenants. The Company was in compliance with all such covenants as of September 30, 2018 and December 31, 2017.
The 30-day Adjusted LIBOR Rate as of September 30, 2018 was 2.125%.
NOTE 9· Supplemental Disclosures of Cash Flow Information and Non-Cash Financing and Investing Activities
Brown & Brown's cash paid during the period for interest and income taxes are summarized as follows:

	Nine months ended September 30,
(in thousands)	2018	2017
Cash paid during the period for:
Interest	$32,896	$32,504
Income taxes	$21,380	$110,853
Brown & Brown’s significant non-cash investing and financing activities are summarized as follows:

	Nine months ended September 30,
(in thousands)	2018	2017
Other payable issued for purchased customer accounts	$3,339	$11,395
Estimated acquisition earn-out payables and related charges	$51,717	$1,332

Our restricted cash balance is composed of funds held in separate premium trust accounts as required by state law or, in some cases, by agreement with our carrier partners. The following is a reconciliation of cash and cash equivalents inclusive of restricted cash as of September 30, 2018 and 2017.

	Balance as of September 30,
(in thousands)	2018	2017
Table to reconcile cash and cash equivalents inclusive of restricted cash
Cash and cash equivalents	$422,971	$546,520
Restricted cash	301,716	276,687
Total cash and cash equivalents inclusive of restricted cash at the end of the period	$724,687	$823,207
The following is a reconciliation of cash and cash equivalents inclusive of restricted cash as of December 31, 2017 and 2016.

	Balance as of December 31,
(in thousands)	2017	2016
Table to reconcile cash and cash equivalents inclusive of restricted cash
Cash and cash equivalents	$573,383	$515,646
Restricted cash	250,705	265,637
Total cash and cash equivalents inclusive of restricted cash at the end of the period	$824,088	$781,283

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
Brown & Brown conducts all of its operations within the United States of America, except for a wholesale brokerage operation based in London, England, retail operations in Bermuda and the Cayman Islands, and national programs operations in Canada. These operations earned $3.7 million and $3.9 million of total revenues for the three months ended September 30, 2018 and 2017, respectively. These operations earned $11.3 million and $11.1 million of total revenues for the nine months ended September 30, 2018 and 2017, respectively. Long-lived assets held outside of the United States as of September 30, 2018 and 2017 were not material.
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

	Three months ended September 30, 2018
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$261,087	$143,519	$78,009	$48,105	$130	$530,850
Investment income	$1	$138	$44	$51	$485	$719
Amortization	$10,754	$6,736	$2,878	$1,269	$—	$21,637
Depreciation	$1,236	$1,346	$385	$393	$1,899	$5,259
Interest expense	$7,468	$6,147	$1,233	$846	$(6,731)	$8,963
Income before income taxes	$61,224	$46,707	$23,614	$6,988	$3,967	$142,500
Total assets	$4,651,080	$2,933,465	$1,272,795	$448,027	$(3,502,561)	$5,802,806
Capital expenditures	$1,467	$2,420	$895	$366	$4,321	$9,469

	Three months ended September 30, 2017
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$234,483	$127,718	$71,574	$41,491	$380	$475,646
Investment income	$3	$124	$—	$72	$292	$491
Amortization	$10,540	$6,913	$2,845	$1,137	$—	$21,435
Depreciation	$1,262	$1,412	$471	$402	$1,942	$5,489
Interest expense	$7,216	$8,304	$1,515	$876	$(8,518)	$9,393
Income before income taxes	$54,950	$32,203	$21,219	$7,910	$8,137	$124,419
Total assets	$4,246,422	$5,026,918	$1,258,783	$432,331	$(3,550,177)	$7,414,277
Capital expenditures	$844	$1,357	$214	$364	$1,270	$4,049

	Nine months ended September 30, 2018
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$772,806	$374,434	$219,725	$138,038	$495	$1,505,498
Investment income	$2	$384	$125	$160	$1,380	$2,051
Amortization	$31,498	$19,383	$8,537	$3,543	$—	$62,961
Depreciation	$3,746	$4,087	$1,238	$1,183	$6,156	$16,410
Interest expense	$21,377	$20,019	$4,039	$2,023	$(18,772)	$28,686
Income before income taxes	$175,984	$91,809	$55,544	$23,889	$14,625	$361,851
Total assets	$4,651,080	$2,933,465	$1,272,795	$448,027	$(3,502,561)	$5,802,806
Capital expenditures	$5,828	$7,313	$1,762	$798	$13,158	$28,859

	Nine months ended September 30, 2017
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$712,739	$342,576	$208,812	$122,397	$20,507	$1,407,031
Investment income	$6	$279	$—	$224	$576	$1,085
Amortization	$31,704	$20,664	$8,621	$3,412	$1	$64,402
Depreciation	$3,975	$4,975	$1,438	$1,191	$5,663	$17,242
Interest expense	$23,918	$27,257	$4,803	$2,783	$(29,812)	$28,949
Income before income taxes	$151,783	$68,127	$56,569	$22,480	$44,429	$343,388
Total assets	$4,246,422	$5,026,918	$1,258,783	$432,331	$(3,550,177)	$7,414,277
Capital expenditures	$3,384	$3,885	$1,606	$856	$3,166	$12,897

NOTE 12· Investments
At September 30, 2018, the Company’s amortized cost and fair values of fixed maturity securities are summarized as follows:

(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities, obligations of U.S. Government agencies and Municipalities	$21,722	$3	$(462)	$21,263
Corporate debt	622	—	(2)	620
Total	$22,344	$3	$(464)	$21,883

At September 30, 2018, the Company held $21.3 million in fixed income securities composed of U.S. Treasury securities, securities issued by U.S. Government agencies and municipalities, and $0.6 million issued by corporations with investment grade ratings. Of that total, $4.7 million is classified as short-term investments on the Condensed Consolidated Balance Sheet as maturities are less than one-year, which also includes $8.1 million that is related to time deposits held with various financial institutions.
For securities in a loss position, the following table shows the investments’ gross unrealized loss and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2018:

	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Treasury securities, obligations of U.S. Government agencies and Municipalities	$8,237	$(104)	$12,727	$(358)	$20,964	$(462)
Corporate debt	620	(2)	—	—	620	(2)
Total	$8,857	$(106)	$12,727	$(358)	$21,584	$(464)

The unrealized losses were caused by interest rate increases. At September 30, 2018, the Company had 23 securities in an unrealized loss position. The corporate securities are highly rated securities with no indicators of potential impairment. Based on the ability and intent of the Company to hold these investments until recovery of fair value, which may be maturity, the bonds were not considered to be other-than-temporarily impaired at September 30, 2018.
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
The amortized cost and estimated fair value of the fixed maturity securities at September 30, 2018 by contractual maturity are set forth below:

(in thousands)	Amortized cost	Fair value
Years to maturity:
Due in one year or less	$4,771	$4,732
Due after one year through five years	17,341	16,920
Due after five years	232	231
Total	$22,344	$21,883
The amortized cost and estimated fair value of the fixed maturity securities at December 31, 2017 by contractual maturity are set forth below:

(in thousands)	Amortized cost	Fair value
Years to maturity:
Due in one year or less	$16,934	$16,899
Due after one year through five years	13,876	13,708
Due after five years	232	241
Total	$31,042	$30,848

The expected maturities in the foregoing table may differ from the contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalty.
Proceeds from the sales and maturity of the Company’s investment in fixed maturity securities were $17.0 million. This along with maturing time deposits yielded total cash proceeds from the sale of investments of $17.6 million in the period of January 1, 2018 to September 30, 2018. These proceeds were used to purchase additional fixed maturity securities and time deposits. The gains and losses realized on those sales for the period from January 1, 2018 to September 30, 2018 were insignificant.
Realized gains and losses are reported on the Condensed Consolidated Statements of Income, with the cost of securities sold determined on a specific identification basis.
At September 30, 2018, investments with a fair value of approximately $4.0 million were on deposit with state insurance departments to satisfy regulatory requirements.
NOTE 13· Reinsurance
Although the reinsurers are liable to the Company for amounts reinsured, our subsidiary, Wright National Flood Insurance Company (“Wright Flood”) remains primarily liable to its policyholders for the full amount of the policies written whether or not the reinsurers meet their obligations to the Company when they become due. The effects of reinsurance on premiums written and earned are as follows:

	Period from January 1, 2018 to September 30, 2018
(in thousands)	Written	Earned
Direct premiums	$469,078	$445,140
Ceded premiums	(469,065)	(445,127)
Net premiums	$13	$13

All premiums written by Wright Flood under the National Flood Insurance Program are 100% ceded to the Federal Emergency Management Agency, or FEMA, for which Wright Flood received a 30.9% expense allowance from January 1, 2018 through September 30, 2018. For the period from January 1, 2018 through September 30, 2018, the Company ceded $467.7 million of written premiums.

Effective April 1, 2014, Wright Flood is also a party to a quota share agreement whereby it cedes 100% of its gross excess flood premiums, excluding fees, to Arch Reinsurance Company and receives a 30.5% commission. Wright Flood ceded $1.4 million for the period from January 1, 2018 through September 30, 2018. As of September 30, 2018, Wright Flood had $2.1 million in paid excess flood losses, $92,519 in loss adjustment expenses, case reserves of $161,758 and $1,500 in allocated loss adjustment expense ("ALAE") case reserves and incurred but not reported of $485,000.
Wright Flood also ceded 100% of the homeowners, private passenger auto liability, and other liability occurrence to Stillwater Insurance Company, formerly known as Fidelity National Insurance Company. This business is in runoff. Therefore, only loss data exists on this business. As of September 30, 2018, no ceded unpaid losses and loss adjustment expenses or incurred but not reported expenses for homeowners, private passenger auto liability and other liability occurrence existed.
As of September 30, 2018 the Condensed Consolidated Balance Sheet contained reinsurance recoverable of $98.5 million, prepaid reinsurance premiums of $345.0 million and recoverable on paid losses of $40.9 thousand. There was no net activity in the reserve for losses and loss adjustment expense during the period January 1, 2018 through September 30, 2018, as Wright Flood’s direct premiums written were 100% ceded to two reinsurers. The balance of the reserve for losses and loss adjustment expense, excluding related reinsurance recoverable, as of September 30, 2018 was $98.5 million.
NOTE 14· Statutory Financial Data
Wright Flood maintains capital in excess of the minimum statutory amount of $7.5 million as required by regulatory authorities. The unaudited statutory capital and surplus of Wright Flood was $22.8 million at September 30, 2018 and $28.7 million as of December 31, 2017. For the period from January 1, 2018 through September 30, 2018, Wright Flood generated statutory net income of $4.3 million. For the period from January 1, 2017 through December 31, 2017, Wright Flood generated statutory net income of $4.8 million.
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
NOTE 16· Shareholders’ Equity
On November 14, 2017, the Company entered into an accelerated share repurchase agreement (“ASR”) with an investment bank to purchase an aggregate $75.0 million of the Company’s common stock. As part of the ASR, the Company received an initial delivery of 1,290,486 shares of the Company’s common stock with a fair market value of approximately $63.8 million. At maturity of the program on February 9, 2018, the Company received an additional 168,227 shares, relating to the remaining balance of the ASR of $11.2 million. The Company received a total of 1,458,713 shares of Company’s common stock under this ASR.
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

NOTE 17· Income Taxes
The Tax Cuts and Jobs Act of 2017 (“2017 Tax Reform Act”) made significant changes to the Internal Revenue Code, including, but not limited to, the reduction in the U.S. federal corporate income tax rate from 35.0% to 21.0% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a participation exemption regime, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The Company estimated its provision for income taxes in accordance with the 2017 Tax Reform Act and guidance available upon enactment and as a result recorded $120.9 million as a one-time credit in the fourth quarter of 2017, the period in which the legislation was signed into law. The 2017 estimate includes a provisional benefit of $124.2 million related to the remeasurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future which was partially offset by a provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings of $3.3 million based on cumulative foreign earnings of $20.9 million. During the third quarter of 2018, the Company posted a $1.6 million credit to taxes related to the previously calculated amount of $3.3 million for the one-time transition tax on the mandatory deemed repatriation of foreign earnings. The Company has not recorded any additional adjustments to this provisional amount as of September 30, 2018.
On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Reform Act. In accordance with SAB 118, the Company has determined that the deferred tax benefit recorded in connection with the remeasurement of certain deferred tax assets and liabilities and the current tax expense recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings was a provisional amount and a reasonable estimate at September 30, 2018 and December 31, 2017. As noted above, the Company posted a $1.6 million credit to income taxes related to the previously calculated amount of $3.3 million for the one-time transition tax on the mandatory deemed repatriation of foreign earnings. Additional work is necessary for a more detailed analysis of the Company’s deferred tax assets and liabilities as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of identification, but no later than one year from the enactment date.
The 2017 Tax Reform Act instituted a number of new provisions effective January 1, 2018, including the Global Intangible Low Taxed Income (“GILTI”), Foreign Derived Intangible Income (“FDII”) and Base Erosion and Anti-Abuse Tax (“BEAT”).  The Company prepared reasonable estimates of the impact of each of these provisions of the 2017 Tax Reform Act on its effective tax rate for quarter ended September 30, 2018 and determined that the resulting impact was not material. The Company will continue to refine its provisional estimates related to the GILTI, FDII and BEAT rules as additional information is made available.

NOTE 18· Subsequent Event
On October 22, 2018, the Company entered into an asset purchase agreement (the "Agreement") with The Hays Group, Inc., a Minnesota corporation (“THG”); The Hays Group Of Wisconsin LLC, a Minnesota limited liability company (“THGW”); The Hays Benefits Group, LLC, a Minnesota limited liability company; PlanIT, LLC, a Minnesota limited liability company (“PlanIT”); The Hays Benefits Group of Wisconsin, LLC, a Minnesota limited liability company (“THBGW”), and The Hays Group of Illinois, LLC, a Minnesota limited liability company (“THGI”); and Claims Management of Missouri, LLC, a Missouri limited liability company (dba MMMA Claims Management) (“MMMA,” and together with THG, THGW, THBG and PlanIT, each a “Seller” and collectively, the “Sellers”), and THG, as the Sellers’ Representative (the “Sellers’ Representative”).
The Agreement contemplates that the Company will purchase certain assets and assume certain liabilities, of the Sellers.  The Company will pay a purchase price of $705.0 million, consisting of $605.0 million in cash and number of shares of common stock, par value $0.10, of the Company equal to $100.0 million (as valued at the average closing price on the New York Stock Exchange over the 30-day period prior to the closing of the Acquisition). In addition, the Company may pay additional consideration to the Sellers in the form of earn-out payments in the aggregate amount of up to $25.0 million in cash over three years, which is subject to certain conditions and the successful achievement of average annual EBITDA compound annual growth rate targets for the acquired business during 2019, 2020 and 2021. The Hays Group, Inc. was founded in 1994 providing employee benefits, property & casualty, and personal lines insurance and has grown to be the 22nd largest U.S. broker as measured by Business Insurance magazine. With headquarters in Minneapolis, The Hays Group, Inc. operates across twenty-one states, increasing our presence in the mid-west. This transaction will initially be funded through utilization of the revolving line of credit within our credit facility, details of which can be found in Note 8 to these financial statements.

ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion updates the MD&A contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and the two discussions should be read together.
GENERAL
Company Overview — Third Quarter of 2018
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
The term “Organic Revenue,” a non-GAAP measure, is our core commissions and fees less (i) the core commissions and fees earned for the first twelve months by newly-acquired operations, (ii) divested business (core commissions and fees generated from offices, books of business or niches sold or terminated during the comparable period), and (iii) the impact of the adoption of Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” and Accounting Standards Codification Topic 340 – Other Assets and Deferred Cost (the “New Revenue Standard”). The term “core commissions and fees” excludes profit-sharing contingent commissions and guaranteed supplemental commissions, and therefore represents the revenues earned directly from specific insurance policies sold, and specific fee-based services rendered. “Organic Revenue” is reported in this manner in order to express the current year’s core commissions and fees on a comparable basis with the prior year’s core commissions and fees. The resulting net change reflects the aggregate changes attributable to (i) net new and lost accounts, (ii) net changes in our customers’ exposure units, (iii) net changes in insurance premium rates or the commission rate paid to us by our carrier partners, and (iv) the net change in fees paid to us by our customers. Organic Revenue is reported in “Results of Operations” and in “Results of Operations - Segment Information” of this Quarterly Report on Form 10-Q.
We also earn “profit-sharing contingent commissions,” which are commissions based primarily on underwriting results, but which may also reflect considerations for volume, growth and/or retention. These commissions which are included in our commissions and fees in the Condensed Consolidated Statement of Income, are accrued throughout the year based on actual premiums written and are primarily received in the first and second quarters of each year, based upon the aforementioned considerations for the prior year(s). Prior to 2018, these commissions were recorded to income when received. Over the last three years, profit-sharing contingent commissions have averaged approximately 3.2% of the previous year’s commissions and fees revenue. For the three-month period ended September 30, 2018, profit-sharing contingent commissions were up $10.8 million as compared to the same period of the prior year. This was driven primarily by the adoption of the New Revenue Standard that requires profit-sharing contingent commissions to be estimated and recognized upon the effective dates of the underlying policies, rather than when received per our previous treatment.
Certain insurance companies offer guaranteed fixed-base agreements, referred to as “Guaranteed Supplemental Commissions” (“GSCs”) in lieu of profit-sharing contingent commissions. GSCs are accrued throughout the year based on actual premiums written. For the twelve-month period ending December 31, 2017, we had earned $10.4 million of GSCs, of which $8.5 million remained accrued at December 31, 2017, the balance of which is typically collected over the first and second quarters. For the three-month periods ended September 30, 2018 and 2017, we earned and accrued $3.1 million and $2.5 million, respectively, from GSCs.
Combined, our profit-sharing contingent commissions and GSCs for the three months ended September 30, 2018 increased by $11.3 million compared to the third quarter of 2017, driven primarily by the adoption of the New Revenue Standard.
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
For the three-month period ended September 30, 2018, our total commissions and fees growth rate was 11.6%, reflecting the impact of adopting the New Revenue Standard along with increased revenue associated with newly acquired businesses, and our consolidated Organic Revenue growth rate of 1.4%. In the event that the gradual increases in insurable exposure units that have occurred in the past few years continue through 2018 and premium rate changes are similar to 2017, we believe we will see positive Organic Revenue growth for the full year of 2018.
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
Income before income taxes for the three-month period ended September 30, 2018 increased from the third quarter of 2017 by $18.1 million, primarily as a result of increased revenues and profit reported for the third quarter of 2018 as compared to 2017 due to the adoption of the New Revenue Standard, partially offset by higher employee compensation and benefits expenses and increased other operating expenses.
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
Acquisitions
Part of our continuing business strategy is to attract high-quality insurance intermediaries to join our operations. From 1993 through the third quarter of 2018, we acquired 510 insurance intermediary operations, excluding acquired books of business (customer accounts).
On October 22, 2018, the Company entered into an asset purchase agreement (the “Agreement”) with The Hays Group, Inc., a Minnesota corporation (“THG”); The Hays Group Of Wisconsin LLC, a Minnesota limited liability company (“THGW”); The Hays Benefits Group, LLC, a Minnesota limited liability company; PlanIT, LLC, a Minnesota limited liability company (“PlanIT”); The Hays Benefits Group of Wisconsin, LLC, a Minnesota limited liability company (“THBGW”), and The Hays Group of Illinois, LLC, a Minnesota limited liability company (“THGI”); and Claims Management of Missouri, LLC, a Missouri limited liability company (dba MMMA Claims Management) (“MMMA,” and together with THG, THGW, THBG and PlanIT, each a “Seller” and collectively, the “Sellers”), and THG, as the Sellers’ Representative (the “Sellers’ Representative”).
The Agreement contemplates that the Company will purchase certain assets and assume certain liabilities, of the Sellers.  The Company will pay a purchase price of $705.0 million, consisting of $605.0 million in cash and number of shares of common stock, par value $0.10, of the Company equal to $100.0 million (as valued at the average closing price on the New York Stock Exchange over the 30-day period prior to the closing of the Acquisition). In addition, the Company may pay additional consideration to the Sellers in the form of earn-out payments in the aggregate amount of up to $25.0 million in cash over three years, which is subject to certain conditions and the successful achievement of average annual EBITDA compound annual growth rate targets for the acquired business during 2019, 2020 and 2021. The Hays Group, Inc. was founded in 1994 providing employee benefits, property & casualty, and personal lines insurance and has grown to be the 22nd largest U.S. broker as measured by Business Insurance magazine. With headquarters in Minneapolis, The Hays Group, Inc. operates across twenty-one states, increasing our presence in the mid-west. This transaction will initially be funded through utilization of the revolving line of credit within our credit facility, details of which can be found in Note 8 to these financial statements.
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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes.
Financial information relating to our Condensed Consolidated Financial results for the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(in thousands, except percentages)	2018	2017	% Change	2018	2017	% Change
REVENUES
Core commissions and fees	$512,433	$468,574	9.4%	$1,453,701	$1,330,341	9.3%
Profit-sharing contingent commissions	14,327	3,542	NMF	39,993	45,409	(11.9)%
Guaranteed supplemental commissions	3,053	2,493	22.5%	8,525	8,149	4.6%
Investment income	719	491	46.4%	2,051	1,085	89.0%
Other income, net	318	546	(41.8)%	1,228	22,047	(94.4)%
Total revenues	530,850	475,646	11.6%	1,505,498	1,407,031	7.0%
EXPENSES
Employee compensation and benefits	268,045	246,062	8.9%	790,902	736,445	7.4%
Other operating expenses	83,697	72,058	16.2%	243,704	210,289	15.9%
Loss/(gain) on disposal	1,106	(1,902)	NMF	(1,544)	(1,993)	(22.5)%
Amortization	21,637	21,435	0.9%	62,961	64,402	(2.2)%
Depreciation	5,259	5,489	(4.2)%	16,410	17,242	(4.8)%
Interest	8,963	9,393	(4.6)%	28,686	28,949	(0.9)%
Change in estimated acquisition earn-out payables	(357)	(1,308)	(72.7)%	2,528	8,309	(69.6)%
Total expenses	388,350	351,227	10.6%	1,143,647	1,063,643	7.5%
Income before income taxes	142,500	124,419	14.5%	361,851	343,388	5.4%
Income taxes	36,447	48,506	(24.9)%	91,048	131,263	(30.6)%
NET INCOME	$106,053	$75,913	39.7%	$270,803	$212,125	27.7%
Income Before Income Taxes Margin (1)	26.8%	26.2%		24.0%	24.4%
EBITDAC (1)	$178,002	$159,428	11.7%	$472,436	$462,290	2.2%
EBITDAC Margin (1)	33.5%	33.5%		31.4%	32.9%
Organic Revenue growth rate (1)	1.4%	3.4%		4.0%	2.8%
Employee compensation and benefits relative to total revenues	50.5%	51.7%		52.5%	52.3%
Other operating expenses relative to total revenues	15.8%	15.1%		16.2%	14.9%
Capital expenditures	$9,469	$4,049	133.9%	$28,859	$12,897	123.8%
Total assets at September 30				$5,802,806	$7,414,277	(21.7)%

(1) A non-GAAP financial measure
NMF = Not a meaningful figure
Commissions and Fees
Commissions and fees, including profit-sharing contingent commissions and GSCs, for the three months ended September 30, 2018 increased $55.2 million to $529.8 million, or 11.6% over the same period in 2017. Core commissions and fees revenue for the third quarter of 2018 increased $43.9 million, of which $23.0 million represented core commissions and fees from acquisitions that had no comparable revenues in the same period of 2017; approximately $14.4 million related to the impact of the adoption of the New Revenue Standard; approximately $6.7 million represented net new and renewal business, offset by $0.2 million related to commissions and fees revenue from businesses divested in 2017 and 2018, which reflects an Organic Revenue growth rate of 1.4%. Profit-sharing contingent commissions and GSCs for the third quarter of 2018 increased by $11.3 million, or 188.0%, compared to the same period in 2017. The net increase of $11.3 million in the third quarter was driven primarily by the change in the timing of recording profit-sharing contingent commissions as compared to 2017, as a result of the adoption of the New Revenue Standard.
For the nine months ended September 30, 2018 commissions and fees, including profit-sharing contingent commissions and GSCs, increased $118.3 million to $1,502.2 million, or 8.5% over the same period in 2017. Core commissions and fees revenue for the nine months ended September 30, 2018 increased by $123.4 million, of which $53.5 million represented net new and renewal business; approximately $39.5 million represented core commissions and fees from acquisitions that had no comparable revenues in the same period of 2017; approximately $31.6 million related to the impact of the adoption of the New Revenue Standard, offset by $1.2 million related to commissions and fees revenue from business divested in 2017 and 2018, which reflects an Organic Revenue growth rate of 4.0%. Profit-sharing contingent commissions and GSCs for the nine months ended September 30, 2018 decreased by $5.0 million, or 9.4%, compared to the same period in 2017. The net decrease of $5.0 million in the first nine months of 2018 was driven primarily by the change in the timing of recording profit-sharing contingent commissions as compared to 2017, as a result of the adoption of the New Revenue Standard.
Investment Income
Investment income for the three months ended September 30, 2018 increased $0.2 million, or 46.4% over the same period in 2017. Investment income for the nine months ended September 30, 2018 increased $1.0 million, or 89.0% over the same period in 2017.The increase was primarily driven by higher interest rates and cash management activities to earn a higher yield on excess cash balances.
Other Income, net
Other income for the three months ended September 30, 2018 was $0.3 million, compared with $0.5 million in the same period in 2017. Other income consists primarily of legal settlements and other miscellaneous income.
Other income for the nine months ended September 30, 2018 was $1.2 million, compared with $22.0 million in the same period in 2017. The $20.8 million decrease for the nine months ended September 30, 2018 versus the comparable period in 2017 was primarily a result of the legal settlement with AssuredPartners recognized in the first quarter of 2017.
Employee Compensation and Benefits
Employee compensation and benefits expense as a percentage of total revenues decreased to 50.5% for the three months ended September 30, 2018, from 51.7% for the three months ended September 30, 2017. Employee compensation and benefits for the third quarter of 2018 increased approximately 8.9%, or $22.0 million, over the same period in 2017. This net increase included (i) $8.9 million of compensation costs related to stand-alone acquisitions that had no comparable costs in the same period of 2017; (ii) an increase in staff salaries attributable to salary inflation and higher volumes in portions of our business; (iii) an increase in non-cash stock-based compensation expense due to the better-than-expected Company performance related to our equity compensation plan and teammate retention; (iv) increased producer commissions due to higher revenue; partially offset by (v) a decrease of approximately $1.3 million as a result of the adoption of the New Revenue Standard.
Employee compensation and benefits expense as a percentage of total revenues increased to 52.5% for the nine months ended September 30, 2018, from 52.3% for the nine months ended September 30, 2017. Employee compensation and benefits for the first nine months of 2018 increased approximately 7.4%, or $54.5 million, over the same period in 2017. This net increase included (i) $11.2 million of compensation costs related to stand-alone acquisitions that had no comparable costs in the same period of 2017; (ii) an increase in staff salaries attributable to salary inflation and higher volumes in portions of our business; (iii) increased producer commissions due to higher revenue; partially offset by (iv) a decrease of approximately $3.4 million as a result of the adoption of the New Revenue Standard.
Other Operating Expenses
As a percentage of total revenues, other operating expenses represented 15.8% in the third quarter of 2018, versus 15.1% reported in the third quarter of 2017. Other operating expenses for the third quarter of 2018 increased $11.6 million, or 16.2%, over the same period of 2017. The net increase included (i) increased expenses associated with information technology items related to data processing and value-added consulting services; (ii) approximately $2.3 million as a result of the adoption of the New Revenue Standard; partially offset by (iii) the benefits from our strategic purchasing program.
Other operating expenses represented 16.2% of total revenues for the nine months ended September 30, 2018, versus 14.9% for the nine months ended September 30, 2017. Other operating expenses for the first nine months of 2018 increased $33.4 million, or 15.9%, over the same period of 2017. The net increase included (i) additional expenses associated with our investment in information technology and higher value-added consulting services; (ii) approximately $7.0 million as a result of the adoption of the New Revenue Standard; partially offset by (iii) the benefits from our strategic purchasing program.

(Gain)/Loss on Disposal
Loss on disposal for the third quarter of 2018 increased $3.0 million from the third quarter of 2017 when we had a gain of $1.9 million. Gain on disposal for the nine months ended September 30, 2018 decreased $0.4 million from the nine months ended September 30, 2017. Changes to the loss/gain on disposal are due to activity associated with book of business sales. Although we are not in the business of selling customer accounts or businesses, we periodically sell an office or a book of business (one or more customer accounts) because we believe doing so is in the Company’s best interest.
Amortization
Amortization expense for the third quarter of 2018 increased $0.2 million, or 0.9%, from the third quarter of 2017. Amortization expense for the nine months ended September 30, 2018 decreased $1.4 million, or 2.2%, from the nine months ended September 30, 2017. This decrease reflects certain intangible assets becoming fully amortized, partially offset by amortization of new intangibles from recently acquired businesses.
Depreciation
Depreciation expense for the third quarter of 2018 decreased $0.2 million, or 4.2%, compared to the third quarter of 2017. Depreciation expense for the nine months ended September 30, 2018 decreased $0.8 million, or 4.8%, over the nine months ended September 30, 2017. These decreases were primarily due to fixed assets which became fully depreciated, net of additions of fixed assets resulting from acquisitions completed since the first nine months of 2017.
Interest Expense
Interest expense for the third quarter of 2018 decreased $0.4 million, or 4.6%, compared to the third quarter of 2017. Interest expense for the nine months ended September 30, 2018 decreased $0.3 million, or 0.9%, from the nine months ended September 30, 2017. These decreases were due to the prepayment premium associated with the early retirement of the $100.0 million Series E Senior Notes and higher floating interest rates related to the Amended and Restated Credit Agreement term loan, offset by a lower average debt principal balance in the second and third quarters of 2018 as compared to the second and third quarters of 2017.
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
As of September 30, 2018 and 2017, the fair values of the estimated acquisition earn-out payables were re-evaluated based upon projected operating results and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820-Fair Value Measurement. The resulting net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the three and nine-month periods ended September 30, 2018 and 2017 were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Change in fair value of estimated acquisition earn-out payables	$(928)	$(1,784)	$945	$6,402
Interest expense accretion	571	476	1,583	1,907
Net change in earnings from estimated acquisition earn-out payables	$(357)	$(1,308)	$2,528	$8,309

For the three months ended September 30, 2018 and 2017, the fair value of estimated earn-out payables was re-evaluated and decreased by $0.9 million and by $1.8 million, respectively, which resulted in credits to the Condensed Consolidated Statement of Income. For the nine months ended September 30, 2018 and 2017, the fair value of estimated earn-out payables was re-evaluated and increased by $0.9 million and $6.4 million, respectively, which resulted in charges to the Condensed Consolidated Statement of Income.
As of September 30, 2018, estimated acquisition earn-out payables totaled $65.3 million, of which $14.1 million was recorded as accounts payable and $51.2 million was recorded as other non-current liabilities.
Income Taxes
The effective tax rate on income from operations for the three months ended September 30, 2018 and 2017 was 25.6% and 39.0%, respectively. The effective tax rate on income from operations for the nine months ended September 30, 2018 and 2017 was 25.2% and 38.2%, respectively. These decreases were primarily related to the lower federal statutory tax rate resulting from the Tax Cuts and Jobs Act of 2017.
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
The reconciliation of commissions and fees, included in the Condensed Consolidated Statement of Income, to Organic Revenue for the three months ended September 30, 2018 and 2017 is as follows:

	Three months ended September 30,
(in thousands)	2018	2017
Commissions and fees	$529,813	$474,609
Profit-sharing contingent commissions	(14,327)	(3,542)
Guaranteed supplemental commissions	(3,053)	(2,493)
Core commissions and fees	512,433	468,574
New Revenue Standard impact on core commissions and fees	(14,385)	—
Acquisition revenues	(22,968)	—
Divested business	—	(225)
Organic Revenue	$475,080	$468,349

The growth rates for Organic Revenue, a non-GAAP financial measure, for the three months ended September 30, 2018, by segment, are as follows:

2018	Retail(1)		National Programs		Wholesale Brokerage		Services		Total
(in thousands, except percentages)	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Commissions and fees	$260,524	$234,414	$143,369	$127,271	$77,866	$71,505	$48,054	$41,419	$529,813	$474,609
Total change	$26,110		$16,098		$6,361		$6,635		$55,204
Total growth %	11.3%		12.6%		8.9%		16.0%		11.6%
Profit-sharing contingent commissions	(5,280)	(1,444)	(7,786)	(1,748)	(1,261)	(350)	—	—	(14,327)	(3,542)
GSCs	(2,573)	(2,164)	(22)	(5)	(458)	(324)	—	—	(3,053)	(2,493)
Core commissions and fees	$252,671	$230,806	$135,561	$125,518	$76,147	$70,831	$48,054	$41,419	$512,433	$468,574
New Revenue Standard	(1,990)	—	(11,609)	—	805	—	(1,591)	—	(14,385)	—
Acquisition revenues	(15,534)	—	(2,579)	—	(699)	—	(4,156)	—	(22,968)	—
Divested business	—	(243)	—	18	—	—	—	—	—	(225)
Organic Revenue(2)	$235,147	$230,563	$121,373	$125,536	$76,253	$70,831	$42,307	$41,419	$475,080	$468,349
Organic Revenue growth(2)	$4,584		$(4,163)		$5,422		$888		$6,731
Organic Revenue growth %(2)	2.0%		(3.3)%		7.7%		2.1%		1.4%

(1)
The Retail Segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 11 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2)	A non-GAAP financial measure.

The reconciliation of commissions and fees, included in the Condensed Consolidated Statement of Income, to Organic Revenue for the three months ended September 30, 2017 and 2016 is as follows:

	Three months ended September 30,
(in thousands)	2017	2016
Commissions and fees	$474,609	$461,652
Profit-sharing contingent commissions	(3,542)	(8,247)
Guaranteed supplemental commissions	(2,493)	(2,941)
Core commissions and fees	468,574	450,464
Acquisition revenues	(4,337)	—
Divested business	—	(1,359)
Organic Revenue	$464,237	$449,105

The growth rates for Organic Revenue, a non-GAAP financial measure, for the three months ended September 30, 2017, by segment, are as follows:

2017	Retail(1)		National Programs		Wholesale Brokerage		Services		Total
(in thousands, except percentages)	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Commissions and fees	$234,414	$228,468	$127,271	$123,523	$71,505	$70,132	$41,419	$39,529	$474,609	$461,652
Total change	$5,946		$3,748		$1,373		$1,890		$12,957
Total growth %	2.6%		3.0%		2.0%		4.8%		2.8%
Profit-sharing contingent commissions	(1,444)	(2,229)	(1,748)	(2,498)	(350)	(3,520)	—	—	(3,542)	(8,247)
GSCs	(2,164)	(2,516)	(5)	(14)	(324)	(411)	—	—	(2,493)	(2,941)
Core commissions and fees	$230,806	$223,723	$125,518	$121,011	$70,831	$66,201	$41,419	$39,529	$468,574	$450,464
Acquisition revenues	(2,726)	—	(1,043)	—	(568)	—	—	—	(4,337)	—
Divested business	—	(1,306)	—	(53)	—	—	—	—	—	(1,359)
Organic Revenue(2)	$228,080	$222,417	$124,475	$120,958	$70,263	$66,201	$41,419	$39,529	$464,237	$449,105
Organic Revenue growth(2)	$5,663		$3,517		$4,062		$1,890		$15,132
Organic Revenue growth %(2)	2.5%		2.9%		6.1%		4.8%		3.4%

(1)
The Retail Segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 11 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2)	A non-GAAP financial measure.
The reconciliation of commissions and fees, included in the Condensed Consolidated Statement of Income, to Organic Revenue for the nine months ended September 30, 2018 and 2017 is as follows:

	Nine months ended September 30,
(in thousands)	2018	2017
Commissions and fees	$1,502,219	$1,383,899
Profit-sharing contingent commissions	(39,993)	(45,409)
Guaranteed supplemental commissions	(8,525)	(8,149)
Core commissions and fees	1,453,701	1,330,341
New Revenue Standard impact on core commissions and fees	(31,604)	—
Acquisition revenues	(39,520)	—
Divested business	—	(1,195)
Organic Revenue	$1,382,577	$1,329,146

The growth rates for Organic Revenue, a non-GAAP financial measure, for the nine months ended September 30, 2018, by segment, are as follows:

2018	Retail(1)		National Programs		Wholesale Brokerage		Services		Total
(in thousands, except percentages)	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Commissions and fees	$771,152	$711,532	$373,990	$341,910	$219,199	$208,284	$137,878	$122,173	$1,502,219	$1,383,899
Total change	$59,620		$32,080		$10,915		$15,705		$118,320
Total growth %	8.4%		9.4%		5.2%		12.9%		8.5%
Profit-sharing contingent commissions	(17,879)	(22,380)	(17,290)	(16,038)	(4,824)	(6,991)	—	—	(39,993)	(45,409)
GSCs	(7,277)	(7,109)	(75)	(8)	(1,173)	(1,032)	—	—	(8,525)	(8,149)
Core commissions and fees	$745,996	$682,043	$356,625	$325,864	$213,202	$200,261	$137,878	$122,173	$1,453,701	$1,330,341
New Revenue Standard	(16,369)		(11,735)		927		(4,427)		(31,604)
Acquisition revenues	(29,783)	—	(4,493)	—	(1,087)	—	(4,157)	—	(39,520)	—
Divested business	—	(1,215)	—	20	—	—	—	—	—	(1,195)
Organic Revenue(2)	$699,844	$680,828	$340,397	$325,884	$213,042	$200,261	$129,294	$122,173	$1,382,577	$1,329,146
Organic Revenue growth(2)	$19,016		$14,513		$12,781		$7,121		$53,431
Organic Revenue growth %(2)	2.8%		4.5%		6.4%		5.8%		4.0%

(1)
The Retail Segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 11 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2)	A non-GAAP financial measure.

The reconciliation of commissions and fees, included in the Condensed Consolidated Statement of Income, to Organic Revenue for the nine months ended September 30, 2017 and 2016 is as follows:

	Nine months ended September 30,
(in thousands)	2017	2016
Commissions and fees	$1,383,899	$1,329,649
Profit-sharing contingent commissions	(45,409)	(46,586)
Guaranteed supplemental commissions	(8,149)	(8,893)
Core commissions and fees	1,330,341	1,274,170
Acquisition revenues	(22,936)	—
Divested business	—	(2,246)
Organic Revenue	$1,307,405	$1,271,924

The growth rates for Organic Revenue, a non-GAAP financial measure, for the nine months ended September 30, 2017, by segment, are as follows:

2017	Retail(1)		National Programs		Wholesale Brokerage		Services		Total
(in thousands, except percentages)	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Commissions and fees	$711,532	$694,402	$341,910	$332,872	$208,284	$184,673	$122,173	$117,702	$1,383,899	$1,329,649
Total change	$17,130		$9,038		$23,611		$4,471		$54,250
Total growth %	2.5%		2.7%		12.8%		3.8%		4.1%
Profit-sharing contingent commissions	(22,380)	(24,365)	(16,038)	(12,152)	(6,991)	(10,069)	—	—	(45,409)	(46,586)
GSCs	(7,109)	(7,488)	(8)	(24)	(1,032)	(1,381)	—	—	(8,149)	(8,893)
Core commissions and fees	$682,043	$662,549	$325,864	$320,696	$200,261	$173,223	$122,173	$117,702	$1,330,341	$1,274,170
Acquisition revenues	(5,100)	—	(1,201)	—	(15,785)	—	(850)	—	(22,936)	—
Divested business	—	(2,147)	—	(302)	—	—	—	203	—	(2,246)
Organic Revenue(2)	$676,943	$660,402	$324,663	$320,394	$184,476	$173,223	$121,323	$117,905	$1,307,405	$1,271,924
Organic Revenue growth(2)	$16,541		$4,269		$11,253		$3,418		$35,481
Organic Revenue growth %(2)	2.5%		1.3%		6.5%		2.9%		2.8%

(1)
The Retail Segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 11 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2)	A non-GAAP financial measure.
The reconciliation of income before incomes taxes, included in the Condensed Consolidated Statement of Income, to EBITDAC, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a non-GAAP measure, for the three months ended September 30, 2018, is as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Income before income taxes	$61,224	$46,707	$23,614	$6,988	$3,967	$142,500
Income Before Income Taxes Margin	23.4%	32.5%	30.3%	14.5%	NMF	26.8%

Amortization	10,754	6,736	2,878	1,269	—	21,637
Depreciation	1,236	1,346	385	393	1,899	5,259
Interest	7,468	6,147	1,233	846	(6,731)	8,963
Change in estimated acquisition earn-out payables	(1,068)	594	18	99	—	(357)
EBITDAC	$79,614	$61,530	$28,128	$9,595	$(865)	$178,002
EBITDAC Margin	30.5%	42.9%	36.1%	19.9%	NMF	33.5%

NMF = Not a meaningful figure

The reconciliation of income before incomes taxes, included in the Condensed Consolidated Statement of Income, to EBITDAC, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a non-GAAP measure, for the three months ended September 30, 2017, is as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Income before income taxes	$54,950	$32,203	$21,219	$7,910	$8,137	$124,419
Income Before Income Taxes Margin	23.4%	25.2%	29.6%	19.1%	NMF	26.2%

Amortization	10,540	6,913	2,845	1,137	—	21,435
Depreciation	1,262	1,412	471	402	1,942	5,489
Interest	7,216	8,304	1,515	876	(8,518)	9,393
Change in estimated acquisition earn-out payables	(1,408)	68	32	—	—	(1,308)
EBITDAC	$72,560	$48,900	$26,082	$10,325	$1,561	$159,428
EBITDAC Margin	30.9%	38.3%	36.4%	24.9%	NMF	33.5%

NMF = Not a meaningful figure
The reconciliation of income before incomes taxes, included in the Condensed Consolidated Statement of Income, to EBITDAC, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a non-GAAP measure, for the nine months ended September 30, 2018, is as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Income before income taxes	$175,984	$91,809	$55,544	$23,889	$14,625	$361,851
Income Before Income Taxes Margin	22.8%	24.5%	25.3%	17.3%	NMF	24.0%

Amortization	31,498	19,383	8,537	3,543	—	62,961
Depreciation	3,746	4,087	1,238	1,183	6,156	16,410
Interest	21,377	20,019	4,039	2,023	(18,772)	28,686
Change in estimated acquisition earn-out payables	552	843	1,034	99	—	2,528
EBITDAC	$233,157	$136,141	$70,392	$30,737	$2,009	$472,436
EBITDAC Margin	30.2%	36.4%	32.0%	22.3%	NMF	31.4%

NMF = Not a meaningful figure
The reconciliation of income before incomes taxes, included in the Condensed Consolidated Statement of Income, to EBITDAC, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a non-GAAP measure, for the nine months ended September 30, 2017, is as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Income before income taxes	$151,783	$68,127	$56,569	$22,480	$44,429	$343,388
Income Before Income Taxes Margin	21.3%	19.9%	27.1%	18.4%	NMF	24.4%

Amortization	31,704	20,664	8,621	3,412	1	64,402
Depreciation	3,975	4,975	1,438	1,191	5,663	17,242
Interest	23,918	27,257	4,803	2,783	(29,812)	28,949
Change in estimated acquisition earn-out payables	7,567	718	24	—	—	8,309
EBITDAC	$218,947	$121,741	$71,455	$29,866	$20,281	$462,290
EBITDAC Margin	30.7%	35.5%	34.2%	24.4%	98.9%	32.9%

Retail Segment
The Retail Segment provides a broad range of insurance products and services to commercial, public and quasi-public, professional and individual insured customers. Approximately 88% of the Retail Segment’s commissions and fees revenue is commission based. Because most of our other operating expenses are not correlated to changes in commissions on insurance premiums, a significant portion of any fluctuation in the commissions we receive, net of related producer compensation and cost to fulfill expense deferrals and releases as required by the New Revenue Standard, will result in a similar fluctuation in our income before income taxes, unless we make incremental investments or modifications to the costs in the organization.
Financial information relating to our Retail Segment for the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(in thousands, except percentages)	2018	2017	% Change	2018	2017	% Change
REVENUES
Core commissions and fees	$253,026	$230,777	9.6%	$746,890	$682,310	9.5%
Profit-sharing contingent commissions	5,280	1,444	NMF	17,879	22,380	(20.1)%
Guaranteed supplemental commissions	2,573	2,164	18.9%	7,277	7,109	2.4%
Investment income	1	3	(66.7)%	2	6	(66.7)%
Other income, net	207	95	117.9%	758	934	(18.8)%
Total revenues	261,087	234,483	11.3%	772,806	712,739	8.4%
EXPENSES
Employee compensation and benefits	140,118	128,228	9.3%	416,427	385,291	8.1%
Other operating expenses	41,356	35,593	16.2%	123,410	110,645	11.5%
Loss/(gain) on disposal	(1)	(1,898)	(99.9)%	(188)	(2,144)	(91.2)%
Amortization	10,754	10,540	2.0%	31,498	31,704	(0.6)%
Depreciation	1,236	1,262	(2.1)%	3,746	3,975	(5.8)%
Interest	7,468	7,216	3.5%	21,377	23,918	(10.6)%
Change in estimated acquisition earn-out payables	(1,068)	(1,408)	(24.1)%	552	7,567	(92.7)%
Total expenses	199,863	179,533	11.3%	596,822	560,956	6.4%
Income before income taxes	$61,224	$54,950	11.4%	$175,984	$151,783	15.9%
Income Before Income Taxes Margin (1)	23.4%	23.4%		22.8%	21.3%
EBITDAC (1)	$79,614	$72,560	9.7%	$233,157	$218,947	6.5%
EBITDAC Margin (1)	30.5%	30.9%		30.2%	30.7%
Organic Revenue growth rate (1)	2.0%	2.5%		2.8%	2.5%
Employee compensation and benefits relative to total revenues	53.7%	54.7%		53.9%	54.1%
Other operating expenses relative to total revenues	15.8%	15.2%		16.0%	15.5%
Capital expenditures	$1,467	$844		$5,828	$3,384	72.2%
Total assets at September 30				$4,651,080	$4,246,422	9.5%

(1) A non-GAAP financial measure.
NMF = Not a meaningful figure
 The Retail Segment’s total revenues during the three months ended September 30, 2018 increased 11.3%, or $26.6 million, from the same period in 2017, to $261.1 million. The $22.2 million increase in core commissions and fees revenue was driven by: (i) approximately $15.5 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2017; (ii) an increase of $4.9 million related to net new and renewal business; (iii) $2.0 million related to the impact of adopting the New Revenue Standard; and (iv) an offsetting decrease of $0.2 million related to commissions and fees revenue from businesses divested in 2017 and 2018. Profit-sharing contingent commissions and GSCs for the third quarter of 2018 increased 117.7%, or $4.2 million, from the same period in 2017, to $7.9 million. Effective January 1, 2018, as a result of adopting the New Revenue Standard, profit-sharing contingent commissions are accrued throughout the year based on actual premiums written. Previously, profit-sharing contingent commissions were recorded throughout the year as cash was received, with a large portion of the annual profit-sharing contingent commissions being received early in the year. The

$4.2 million increase in profit-sharing contingent commissions and GSCs in the third quarter of 2018 compared to the same period in 2017 was primarily a result of the New Revenue Standard increasing profit-sharing contingent commissions and GSCs by approximately $3.5 million. The Retail Segment’s total commissions and fees increased by 11.3%, and the Organic Revenue growth rate was 2.0% for the third quarter of 2018. The Organic Revenue growth rate was driven by revenue from net new business written during the preceding twelve months, which was impacted by some exposure unit growth and modest increases in commercial auto rates and employee benefits, partially offset by continued premium rate reductions in workers compensation. Organic Revenue growth was driven by most lines of business with improved performance across employee benefits.
Income before income taxes for the three months ended September 30, 2018 increased 11.4%, or $6.3 million, from the same period in 2017, to $61.2 million. The primary factors affecting this increase were: (i) the effect of the adoption of the New Revenue Standard and total revenue growth, partially offset by (ii) an increase in intercompany interest charges and amortization, (iii) increased intercompany allocations for technology and the investment to upgrade our Retail Segment's agency management systems, (iv) increased non-cash stock-based compensation, due to the better-than-expected Company performance related to our equity compensation plan and (v) slightly lower Organic Revenue growth for the quarter.
EBITDAC for the three months ended September 30, 2018 increased 9.7%, or $7.1 million, from the same period in 2017, to $79.6 million. EBITDAC Margin for the three months ended September 30, 2018 decreased to 30.5% from 30.9% in the same period in 2017. The decrease in EBITDAC Margin was primarily driven by (i) increased intercompany allocations for technology as well as our investment to upgrade our agency management systems, (ii) a gain on an office sale in prior year, (iii) increased non-cash stock-based compensation, due to the better-than-expected Company performance related to our equity compensation plan and partially offset by (iv) the net increase in revenue of $26.6 million.
The Retail Segment’s total revenues during the nine months ended September 30, 2018 increased 8.4%, or $60.1 million, over the same period in 2017, to $772.8 million. The $64.6 million increase in core commissions and fees revenue was driven by: (i) approximately $29.8 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2017; (ii) $19.6 million related to net new and renewal business; (iii) $16.4 million related to the impact of adopting the New Revenue Standard; and (iv) an offsetting decrease of $1.2 million related to commissions and fees revenue from businesses divested in 2017 and 2018. Profit-sharing contingent commissions and GSCs for the first nine months of 2018 decreased 14.7%, or $4.3 million, from the same period in 2017, to $25.2 million. The $4.3 million reduction in profit-sharing contingent commissions and GSCs in the first nine months of 2018 compared to the same period in 2017 was primarily a result of the effect of the New Revenue Standard reducing profit-sharing contingent commissions and GSCs by approximately $5.5 million. The Retail Segment’s growth rate for total commissions and fees was 8.4%, and the Organic Revenue growth rate was 2.8% for the first nine months of 2018. Organic Revenue growth was realized across most lines of business and was driven by revenue from net new business written during the preceding twelve months, which was impacted by some exposure unit growth and modest increases in commercial auto rates and employee benefits, partially offset by continued premium rate reductions in workers compensation.
Income before income taxes for the nine months ended September 30, 2018 increased 15.9%, or $24.2 million, over the same period in 2017, to $176.0 million. The primary factors affecting this increase were: (i) the net increase in revenue as described above; (ii) a decrease in the change in estimated acquisition earn-out payables of $7.0 million, and (iii) a reduction in intercompany interest charges of $2.5 million; partially offset by (iv) higher employee compensation and benefits costs driven by incremental costs related to revenue growth, increased non-cash stock-based compensation due to the better-than-expected Company performance related to our equity compensation plan, (v) other operating expenses driven by increased intercompany allocations for technology and the investment to upgrade our Retail Segment's agency management systems.
EBITDAC for the nine months ended September 30, 2018 increased 6.5%, or $14.2 million, from the same period in 2017, to $233.2 million. EBITDAC Margin for the nine months ended September 30, 2018 decreased to 30.2% from 30.7% in the same period in 2017. EBITDAC Margin was impacted by the net increase in revenue as described above, which had higher than average margins associated with the New Revenue Standard. Excluding the impact of the New Revenue Standard, EBITDAC Margin decreased by 200 basis points, driven by the factors impacting employee compensation and benefits as well as other operating expenses described above.

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
Financial information relating to our National Programs Segment for the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(in thousands, except percentages)	2018	2017	% Change	2018	2017	% Change
REVENUES
Core commissions and fees	$135,561	$125,518	8.0%	$356,625	$325,864	9.4%
Profit-sharing contingent commissions	7,786	1,748	NMF	17,290	16,038	7.8%
Guaranteed supplemental commissions	22	5	NMF	75	8	NMF
Investment income	138	124	11.3%	384	279	37.6%
Other income, net	12	323	(96.3)%	60	387	(84.5)%
Total revenues	143,519	127,718	12.4%	374,434	342,576	9.3%
EXPENSES
Employee compensation and benefits	54,034	50,764	6.4%	161,681	148,592	8.8%
Other operating expenses	26,848	28,058	(4.3)%	75,505	72,147	4.7%
Loss/(gain) on disposal	1,107	(4)	NMF	1,107	96	NMF
Amortization	6,736	6,913	(2.6)%	19,383	20,664	(6.2)%
Depreciation	1,346	1,412	(4.7)%	4,087	4,975	(17.8)%
Interest	6,147	8,304	(26.0)%	20,019	27,257	(26.6)%
Change in estimated acquisition earn-out payables	594	68	NMF	843	718	17.4%
Total expenses	96,812	95,515	1.4%	282,625	274,449	3.0%
Income before income taxes	$46,707	$32,203	45.0%	$91,809	$68,127	34.8%
Income Before Income Taxes Margin (1)	32.5%	25.2%		24.5%	19.9%
EBITDAC (1)	61,530	48,900	25.8%	$136,141	$121,741	11.8%
EBITDAC Margin (1)	42.9%	38.3%		36.4%	35.5%
Organic Revenue growth rate (1)	(3.3)%	2.9%		4.5%	1.3%
Employee compensation and benefits relative to total revenues	37.6%	39.7%		43.2%	43.4%
Other operating expenses relative to total revenues	18.7%	22.0%		20.2%	21.1%
Capital expenditures	$2,420	$1,357		$7,313	$3,885	88.2%
Total assets at September 30				$2,933,465	$5,026,918	(41.6)%

(1) A non-GAAP financial measure.
NMF = Not a meaningful figure
The National Programs Segment’s revenue for the three months ended September 30, 2018 increased 12.4%, or $15.8 million, from the same period in 2017, to $143.5 million. The $10.0 million net increase in core commissions and fees revenue was driven by: (i) $11.6 million related to the impact of adopting the New Revenue Standard; (ii) approximately $2.6 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2017; and (iii) an offsetting decrease of $4.2 million related to net new and renewal business. Profit-sharing contingent commissions and GSCs were $7.8 million for the third quarter of 2018, which was an increase of $6.1 million from the third quarter of 2017, of which $5.7 million is associated with adoption of the New Revenue Standard.

The National Programs Segment’s growth rate for total commissions and fees was 12.6%, and the Organic Revenue growth rate was (3.3)% for the three months ended September 30, 2018. The Organic Revenue decline was primarily due to lower flood claims volumes/values this year compared to last year, the change in risk appetite by certain of our carrier partners for a certain of our programs, and a decline in the performance of our lender-placed business that is generally counter cyclical.
Income before income taxes for the three months ended September 30, 2018 increased 45.0%, or $14.5 million, from the same period in 2017, to $46.7 million. The growth rate was higher than the growth rate for revenues due to (i) higher profit-sharing contingent commissions associated with the impact of the adoption of the New Revenue Standard; (ii) an increase in commissions and fees of $8.0 million associated with a non-recurring adjustment related to the New Revenue Standard; and (iii) lower intercompany interest $2.2 million; partially offset by higher employee compensation and benefits along with a loss associated with the sale of a business.
EBITDAC for the three months ended September 30, 2018 increased 25.8%, or $12.6 million, from the same period in 2017, to $61.5 million. EBITDAC Margin for the three months ended September 30, 2018 increased to 42.9% from 38.3% in the same period in 2017. The increase in EBITDAC Margin was related to higher profit-sharing contingent commissions associated with the impact of the adoption of the New Revenue Standard along with the increase in revenue of $8.0 million associated with a non-recurring adjustment related to the New Revenue Standard.
The National Programs Segment’s revenue for the nine months ended September 30, 2018 increased 9.3%, or $31.9 million, from the same period in 2017, to $374.4 million. The $30.8 million net increase in core commissions and fees revenue was driven by: (i) $14.6 million related to net new and renewal business; (ii) $11.7 million related to the impact of adopting the New Revenue Standard; and (ii) approximately $4.5 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2017. Profit-sharing contingent commissions and GSCs were $17.4 million for the first nine months of 2018, which was an increase of $1.3 million from the same period in 2017, primarily due to the adoption of the New Revenue Standard.
The National Programs Segment’s growth rate for total commissions and fees was 9.4%, and the Organic Revenue growth rate was 4.5% for the nine months ended September 30, 2018. The Organic Revenue growth rate was due to continued growth in our new core commercial program, as well as our commercial and residential earthquake programs.
Income before income taxes for the nine months ended September 30, 2018 increased 34.8%, or $23.7 million, from the same period in 2017, to $91.8 million. The growth rate for income before income taxes was higher than the growth rate for revenues due to (i) higher profit-sharing contingent commissions associated with the impact of the adoption of the New Revenue Standard; (ii) an increase in revenue of $8.0 million associated with a non-recurring adjustment related to the New Revenue Standard recorded in the third quarter; and (iii) lower intercompany interest $7.2 million; partially offset by higher employee compensation and benefits along with a loss associated with the sale of a business.
EBITDAC for the nine months ended September 30, 2018 increased 11.8%, or $14.4 million, from the same period in 2017, to $136.1 million. EBITDAC Margin for the nine months ended September 30, 2018 increased to 36.4% from 35.5% in the same period in 2017. The increase in EBITDAC Margin was related to higher (i) profit-sharing contingent commissions associated with the impact of the adoption of the New Revenue Standard; (ii) an increase in revenue of $8 million associated with a non-recurring adjustment related to the New Revenue Standard; (iii) partially offset by the investment in our new core commercial program.

Wholesale Brokerage Segment
The Wholesale Brokerage Segment markets and sells excess and surplus commercial and personal lines insurance, primarily through independent agents and brokers, including Brown & Brown retail agents. Like the Retail and National Programs Segments, the Wholesale Brokerage Segment’s revenues are primarily commission-based.
Financial information relating to our Wholesale Brokerage Segment for the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(in thousands, except percentages)	2018	2017	% Change	2018	2017	% Change
REVENUES
Core commissions and fees	$76,147	$70,831	7.5%	$213,202	$200,261	6.5%
Profit-sharing contingent commissions	1,261	350	NMF	4,824	6,991	(31.0)%
Guaranteed supplemental commissions	458	324	41.4%	1,173	1,032	13.7%
Investment income	44	—	—%	125	—	—%
Other income, net	99	69	43.5%	401	528	(24.1)%
Total revenues	78,009	71,574	9.0%	219,725	208,812	5.2%
EXPENSES
Employee compensation and benefits	37,027	34,678	6.8%	111,985	104,098	7.6%
Other operating expenses	12,854	10,814	18.9%	37,348	33,259	12.3%
Loss/(gain) on disposal	—	—	—%	—	—	—%
Amortization	2,878	2,845	1.2%	8,537	8,621	(1.0)%
Depreciation	385	471	(18.3)%	1,238	1,438	(13.9)%
Interest	1,233	1,515	(18.6)%	4,039	4,803	(15.9)%
Change in estimated acquisition earn-out payables	18	32	(43.8)%	1,034	24	NMF
Total expenses	54,395	50,355	8.0%	164,181	152,243	7.8%
Income before income taxes	$23,614	$21,219	11.3%	$55,544	$56,569	(1.8)%
Income Before Income Taxes Margin (1)	30.3%	29.6%		25.3%	27.1%
EBITDAC (1)	28,128	26,082	7.8%	$70,392	$71,455	(1.5)%
EBITDAC Margin (1)	36.1%	36.4%		32.0%	34.2%
Organic Revenue growth rate (1)	7.7%	6.1%		6.4%	6.5%
Employee compensation and benefits relative to total revenues	47.5%	48.5%		51.0%	49.9%
Other operating expenses relative to total revenues	16.5%	15.1%		17.0%	15.9%
Capital expenditures	$895	$214		$1,762	$1,606	9.7%
Total assets at September 30				$1,272,795	$1,258,783	1.1%

(1) A non-GAAP financial measure.
NMF = Not a meaningful figure
The Wholesale Brokerage Segment’s total revenues for the three months ended September 30, 2018 increased 9.0%, or $6.4 million, from the same period in 2017, to $78.0 million. The $5.3 million net increase in core commissions and fees revenue was driven primarily by: (i) $5.4 million related to net new and renewal business; (ii) $0.7 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2017; and (iii) an offsetting $0.8 million related to the impact of adopting the New Revenue Standard. Profit-sharing contingent commissions and GSCs for the third quarter of 2018 increased approximately $1.0 million compared to the third quarter of 2017. Approximately $0.9 million of this increase was driven by adopting the New Revenue Standard. The Wholesale Brokerage Segment’s growth rate for total commissions and fees was 8.9%, and the Organic Revenue growth rate was 7.7% for the third quarter of 2018. The Organic Revenue growth rate was driven by net new business, some rate increases for renewals on coastal properties that suffered a loss associated with the 2017 weather events, some rate increases in the casualty business, and modest increases in exposure units.

Income before income taxes for the three months ended September 30, 2018 increased 11.3%, or $2.4 million from the same period in 2017, to $23.6 million. The growth rate was faster than revenues due to: (i) increased core commissions and fees of $5.3 million; (ii) an increase in profit-sharing contingent commissions of $0.9 million; and (iii) a decrease in the intercompany interest allocation of $0.3 million; partially offset by (iv) an increase in employee compensation and benefits of $2.3 million due to salary inflation, increased producer compensation due to increased core commissions and fees revenue, increases in non-cash stock-based compensation, and compensation related to acquisitions that had no comparable expense in 2017; and (v) an increase of $2.0 million in other operating expenses attributable to increased investments in technology, professional fees, rent, and exchange rate expense.
EBITDAC for the three months ended September 30, 2018 increased 7.8%, or $2.0 million from the same period in 2017, to $28.1 million. EBITDAC Margin for the three months ended September 30, 2018 decreased to 36.1% from 36.4% in the same period in 2017. The decrease in EBITDAC Margin was primarily driven by: (i) higher employee compensation and benefits costs, (ii) technology investments, and (iii) an increase in non-cash stock-based compensation; partially offset by; (iv) the adoption of the New Revenue Standard which contributed approximately 40 basis points to the EBITDAC Margin compared to the same period in 2017.
The Wholesale Brokerage Segment’s total revenues for the nine months ended September 30, 2018 increased 5.2%, or $10.9 million, from the same period in 2017, to $219.7 million. The $12.9 million net increase in core commissions and fees revenue was driven primarily by: (i) $12.7 million related to net new and renewal business; (ii) $1.1 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2017; and (iii) an offsetting $0.9 million related to the impact of adopting the New Revenue Standard. Profit-sharing contingent commissions and GSCs for the first nine months of 2018 decreased $2.0 million compared to the same period of 2017, to $6.0 million as a result of the adoption of the New Revenue Standard. The Wholesale Brokerage Segment’s growth rate for total commissions and fees was 5.2%, and the Organic Revenue growth rate was 6.4% for the first nine months of 2018. The Organic Revenue growth rate was driven by net new business, some rate increases for renewals on properties in catastrophe prone locations, some modest rate increases in the casualty sector, and modest increases in exposure units.
Income before income taxes for the nine months ended September 30, 2018 decreased 1.8%, or $1.0 million, from the same period in 2017, to $55.5 million. This was due to: (i) the net decrease in profit-sharing contingent commissions, as described above; (ii) an increase in employee compensation and benefits of $7.9 million, which includes an increase in staff salaries attributable to salary inflation, increased producer compensation due to higher revenue, and higher non-cash based stock compensation due to the better-than-expected Company performance related to our equity compensation plan; (iii) a $1.0 million increase related to the change in estimated acquisition earn-out payables; (iv) a $4.1 million increase in operating expenses driven by information technology investments and exchange rate expense; partially offset by (v) the increase of $13.0 million of core commissions and fees.
EBITDAC for the nine months ended September 30, 2018 decreased 1.5%, or $1.1 million, from the same period in 2017, to $70.4 million. EBITDAC Margin for the nine months ended September 30, 2018 decreased to 32.0% from 34.2% in the same period in 2017. The decrease in EBITDAC Margin was primarily driven by the net decrease in profit-sharing contingent commissions as a result of the adopting the New Revenue Standard. Other items affecting the year-over-year change in EBITDAC Margin include increased non-cash stock-based compensation costs and higher intercompany information technology allocations, which more than offset margin expansion from leveraging of Organic Revenue growth.

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
Financial information relating to our Services Segment for the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(in thousands, except percentages)	2018	2017	% Change	2018	2017	% Change
REVENUES
Core commissions and fees	$48,054	$41,419	16.0%	$137,878	$122,173	12.9%
Profit-sharing contingent commissions	—	—	—%	—	—	—%
Guaranteed supplemental commissions	—	—	—%	—	—	—%
Investment income	51	72	(29.2)%	160	224	(28.6)%
Other income, net	—	—	—%	—	—	—%
Total revenues	48,105	41,491	15.9%	138,038	122,397	12.8%
EXPENSES
Employee compensation and benefits	22,597	19,993	13.0%	63,950	59,606	7.3%
Other operating expenses	15,913	11,173	42.4%	45,814	32,870	39.4%
Loss/(gain) on disposal	—	—	—%	(2,463)	55	NMF
Amortization	1,269	1,137	11.6%	3,543	3,412	3.8%
Depreciation	393	402	(2.2)%	1,183	1,191	(0.7)%
Interest	846	876	(3.4)%	2,023	2,783	(27.3)%
Change in estimated acquisition earn-out payables	99	—	—%	99	—	—%
Total expenses	41,117	33,581	22.4%	114,149	99,917	14.2%
Income before income taxes	$6,988	$7,910	(11.7)%	$23,889	$22,480	6.3%
Income Before Income Taxes Margin (1)	14.5%	19.1%		17.3%	18.4%
EBITDAC (1)	9,595	10,325	(7.1)%	$30,737	$29,866	2.9%
EBITDAC Margin (1)	19.9%	24.9%		22.3%	24.4%
Organic Revenue growth rate (1)	2.1%	4.8%		5.8%	2.9%
Employee compensation and benefits relative to total revenues	47.0%	48.2%		46.3%	48.7%
Other operating expenses relative to total revenues	33.1%	26.9%		33.2%	26.9%
Capital expenditures	$366	$364		$798	$856	(6.8)%
Total assets at September 30				$448,027	$432,331	3.6%

(1) A non-GAAP financial measure.
NMF = Not a meaningful figure
The Services Segment’s total revenues for the three months ended September 30, 2018 increased 15.9%, or $6.6 million, over the same period in 2017, to $48.1 million. The $6.6 million net increase in core commissions and fees revenue was driven primarily by: (i) $4.2 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2017; (ii) $1.6 million related to the impact of adopting the New Revenue Standard; and (iii) $0.8 million related to net new and renewal business. The Services Segment’s growth rate for total commissions and fees was 16.0%, and the Organic Revenue growth rate was 2.1% for the third quarter of 2018. The Organic Revenue growth rate was primarily due to new business and expansion of the current customer base, with a partial offset for lower revenues associated with weather related events in 2018.
Income before income taxes for the three months ended September 30, 2018 decreased 11.7%, or $0.9 million, from the same period in 2017, to $7.0 million due to a combination of $0.6 million related to the impact of adopting the New Revenue Standard, and to a lesser extent new client on boarding costs, an acquisition during the quarter and lower weather-related claims activity as compared to the prior year.

EBITDAC for the three months ended September 30, 2018 decreased 7.1%, or $0.7 million, from the same period in 2017, to $9.6 million. EBITDAC Margin for the three months ended September 30, 2018 decreased to 19.9% from 24.9% in the same period in 2017. The decrease in EBITDAC Margin was primarily driven by the impact of the New Revenue Standard along with higher non-cash stock-based compensation, due to the better-than-expected Company performance related to our equity compensation plan, the acquisition of a business with an EBITDAC Margin lower than the segmental average and intercompany allocation of technology costs.
The Services Segment’s total revenues for the nine months ended September 30, 2018 increased 12.8%, or $15.6 million, over the same period in 2017, to $138.0 million. The $15.7 million net increase in core commissions and fees revenue was driven primarily by: (i) $7.1 million related to net new and renewal business; (ii) $4.4 million related to the impact of the adopting the New Revenue Standard; and (iii) $4.2 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2017. The Services Segment’s growth rate for total commissions and fees was 12.9%, and the Organic Revenue growth rate was 5.8% for the first nine months of 2018. The increased Organic Revenue growth rate was primarily due to higher new business and expansion of the current customer base, with a partial offset for lower revenues associated with weather-related events in 2018.
Income before income taxes for the nine months ended September 30, 2018 increased 6.3%, or $1.4 million, over the same period in 2017, to $23.9 million due to a combination of the impact of adopting the New Revenue Standard, leveraging our Organic Revenue growth and lower intercompany interest charges.
EBITDAC for the nine months ended September 30, 2018 increased 2.9%, or $0.9 million, over the same period in 2017, to $30.7 million. EBITDAC Margin for the nine months ended September 30, 2018 decreased to 22.3% from 24.4% in the same period in 2017. The decrease in EBITDAC Margin was due to the impact of the New Revenue Standard along with higher non-cash stock-based compensation, due to the better-than-expected Company performance related to our equity compensation plan and intercompany allocation of technology costs offset by the gain on disposal.
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
On October 22, 2018 the Company announced that it entered into an agreement to acquire the assets of The Hays Group, Inc. and certain of affiliates (the “Acquisition”).  The transaction is expected to close in November 2018, subject to certain closing conditions. Pursuant to the terms of the agreement, the Company will pay an initial purchase price of $705.0 million consisting of $605.0 million in cash to be paid at closing of the acquisition along with shares of common stock equal to $100.0 million (as valued at the average closing price on the New York Stock Exchange over the 30-day period prior to the closing of the Acquisition). In addition, the terms include earn-out payments in the aggregate amount of up to $25.0 million in cash over three years, which are subject to certain conditions and the successful achievement of average annual EBITDA compound annual growth rate targets for the acquired business during 2019, 2020 and 2021. The Company intends to utilize the aforementioned revolving credit facility to fund the cash amount due at closing.

Contractual Cash Obligations
As of September 30, 2018, our contractual cash obligations were as follows:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$870,000	$30,000	$80,000	$260,000	$500,000
Other liabilities(1)	57,187	4,227	4,703	2,651	45,606
Operating leases	209,792	42,899	72,004	46,324	48,565
Interest obligations	166,346	33,666	63,792	48,763	20,125
Unrecognized tax benefits	1,119	—	1,119	—	—
Maximum future acquisition contingency payments(2)	151,634	36,913	96,889	17,832	—
Total contractual cash obligations	$1,456,078	$147,705	$318,507	$375,570	$614,296

(1)	Includes the current portion of other long-term liabilities.

(2)	Includes $65.3 million of current and non-current estimated earn-out payables.
Debt
Total debt at September 30, 2018 was $862.4 million net of unamortized discount and debt issuance costs, which was a decrease of $113.8 million compared to December 31, 2017. The decrease includes the payment of the principal balance of $100.0 million related to the Series E Senior Notes which was paid in full, the repayment of $15.0 million in principal, net of the amortization of discounted debt related to our 4.200% unsecured Senior Notes due in 2024, and debt issuance cost amortization of $1.1 million.
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
Our invested assets are held primarily as cash and cash equivalents, restricted cash, available-for-sale marketable debt securities, non-marketable debt securities, certificates of deposit, U.S. treasury securities, and professionally managed short duration fixed income funds. These investments are subject to interest rate risk. The fair values of our invested assets at September 30, 2018 and December 31, 2017, approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.
We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date.
As of September 30, 2018, we had $370.0 million of borrowings outstanding under our term loan, which bears interest on a floating basis tied to the London Interbank Offered Rate (“LIBOR”) and therefore can result in changes to our associated interest expense. The effect of an immediate hypothetical 10% change in interest rates would not have a material effect on our Condensed Consolidated Financial Statements.
We are subject to exchange rate risk primarily in our U.K.-based wholesale brokerage business that has a cost base principally denominated in British pounds and a revenue base in several other currencies, but principally in U.S. dollars. Based upon our foreign currency rate exposure as of September 30, 2018, an immediate 10% hypothetical change of foreign currency exchange rates would not have a material effect on our Condensed Consolidated Financial Statements.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation (the “Evaluation”) required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of September 30, 2018. Based upon the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosures.
Changes in Internal Controls
Additional controls have been implemented to address new processes enacted in connection with adopting ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” and ASC Topic 340 - Other Assets and Deferred Cost. Other than these new controls, there has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
PART II
ITEM 1. Legal Proceedings
In Item 3 of Part I of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2017, certain information concerning litigation claims arising in the ordinary course of business was disclosed. Such information was current as of the date of filing. During the Company’s fiscal quarter ended September 30, 2018, no new legal proceedings, or material developments with respect to existing legal proceedings, occurred which require disclosure in this Quarterly Report on Form 10-Q.
ITEM 1A. Risk Factors
There were no material changes in the risk factors previously disclosed in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our repurchase of shares of our common stock during the three months ended September 30, 2018:

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum value that may yet be purchased under the plans or programs(2)
July 1, 2018 to July 31, 2018	1,415	$28.34	—	$227,453,029
August 1, 2018 to August 31, 2018	136,105	29.20	—	227,453,029
September 1, 2018 to September 30, 2018	9,254	30.48	—	227,453,029
Total	146,774	$29.27	—	$227,453,029

(1)
We purchased 146,774 shares during the quarter ended September 30, 2018 which were acquired from our employees to cover required tax withholdings on the vesting of shares in our equity compensation plans.

(2)
On July 21, 2014, our Board of Directors approved the repurchase of up to $200.0 million of the Company’s outstanding common stock. On July 20, 2015, the Company’s Board of Directors authorized the repurchase of up to an additional $400.0 million of the Company's outstanding common stock. As of September 30, 2018, the Company’s outstanding Board-approved share repurchase authorization is $227.5 million. A total of 10,886,546 shares had been acquired prior to the Stock Split on March 28, 2018; treasury shares did not participate in the Stock Split.

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

BROWN & BROWN, INC.

/s/ R. Andrew Watts
Date: November 5, 2018	R. Andrew Watts
Executive Vice President, Chief Financial Officer and Treasurer
(duly authorized officer, principal financial officer and principal accounting officer)