Form 10-K
period 2018-12-31
BROWN & BROWN, INC.
filed 2019-02-26
CIK 79282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was last sold on June 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) was $6,377,992,646.
The number of shares of the Registrant’s common stock, $0.10 par value, outstanding as of February 21, 2019 was 279,701,832.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Brown & Brown, Inc.’s Proxy Statement for the 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

BROWN & BROWN, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

•
The occurrence of adverse economic conditions, an adverse regulatory climate, or a disaster in Arizona, California, Florida, Georgia, Illinois, Indiana, Kentucky, Massachusetts, Michigan, Minnesota, New Jersey, New York, North Carolina, Oregon, Pennsylvania, Texas, Virginia, Washington and Wisconsin, because a significant portion of business written by us is for customers located in these states;

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

•
The integration of our operations with those of businesses or assets we have acquired, including our November 2018 acquisition of The Hays Group, Inc. and certain of its affiliates, or may acquire in the future and the failure to realize the expected benefits of such integration;

•
Risks that could negatively affect our acquisition strategy, including continuing consolidation among insurance intermediaries and the increasing presence of private equity investors driving up valuations;

•	Our ability to forecast liquidity needs through at least the end of 2019;

•	Our ability to renew or replace expiring leases;

•	Outcomes of existing or future legal proceedings and governmental investigations;

•	Policy cancellations and renewal terms, which can be unpredictable;

•	Potential changes to the tax rate that would affect the value of deferred tax assets and liabilities and the impact on income available for investment or distribution to shareholders;

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

PART I
ITEM 1. Business.
General
Brown & Brown is a diversified insurance agency, wholesale brokerage, insurance programs and service organization with origins dating from 1939 and is headquartered in Daytona Beach, Florida. The Company markets and sells insurance products and services, primarily in the property, casualty and employee benefits areas. We provide our customers with quality, non-investment insurance contracts, as well as other targeted, customized risk management products and services. As an agent and broker, we do not assume underwriting risks with the exception of the activity in The Wright Insurance Group, LLC (“Wright”). Within Wright, we operate a write-your-own flood insurance carrier, Wright National Flood Insurance Company (“WNFIC”). WNFIC’s entire business consists of policies written pursuant to the National Flood Insurance Program (“NFIP”), the program administered by the Federal Emergency Management Agency (“FEMA”) and excess flood policies which are fully reinsured, thereby substantially eliminating WNFIC’s exposure to underwriting risk, as these policies are backed by either FEMA or a reinsurance carrier with an AM Best Company rating of “A” or better.
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
As of December 31, 2018, our activities were conducted in 286 locations in 42 states as follows, as well as in England, Canada, Bermuda, and the Cayman Islands:

Florida	46	Michigan	5	Kentucky	2
California	24	Connecticut	5	New Hampshire	2
New York	19	Colorado	5	Rhode Island	2
Texas	14	Wisconsin	4	Utah	2
Georgia	14	Virginia	4	Kansas	2
Washington	14	Indiana	4	North Carolina	1
New Jersey	13	Oklahoma	4	Mississippi	1
Minnesota	11	Arkansas	4	Vermont	1
Pennsylvania	11	Montana	4	Delaware	1
Massachusetts	10	Ohio	4	Nevada	1
Louisiana	9	South Carolina	3	Maine	1
Oregon	9	Maryland	3	Iowa	1
Illinois	7	New Mexico	3
Arizona	6	Tennessee	3
Hawaii	5	Missouri	2

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
The following table summarizes (1) the commissions and fees generated by each of our reportable operating segments for 2018, 2017 and 2016, and (2) the percentage of our total commissions and fees represented by each segment for each such period:

(in thousands, except percentages)	2018	%	2017	%	2016	%
Retail Segment	$1,041,691	51.8%	$942,247	50.7%	$916,723	52.0%
National Programs Segment	493,878	24.6%	479,017	25.8%	447,808	25.4%
Wholesale Brokerage Segment	286,364	14.2%	271,141	14.6%	242,813	13.8%
Services Segment	189,041	9.4%	165,073	8.9%	156,082	8.8%
Other	(1,117)	—%	(208)	—%	(639)	—%
Total	$2,009,857	100.0%	$1,857,270	100.0%	$1,762,787	100.0%
We conduct all of our operations within the United States of America, except for one Wholesale Brokerage operation based in England, one National Programs operation in Canada and Retail operations based in Bermuda and The Cayman Islands. These operations generated $15.2 million, $15.9 million and $14.5 million of revenues for the years ended December 31, 2018, 2017 and 2016, respectively. We do not have any material foreign long-lived assets.
See Note 16 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional segment financial data relating to our business.
Retail Segment
As of December 31, 2018, our Retail Segment employed 5,028 full-time equivalent employees. Our retail insurance agency business provides a broad range of insurance products and services to commercial, public and quasi-public entities, professional and individual customers. The categories of insurance we principally sell include: commercial packages, group medical, workers’ compensation, property risk and general liability. We also sell and service group and individual life, accident, disability, health, hospitalization, medical, dental and other ancillary insurance products.
No material part of our retail business is attributable to a single customer or a few customers. During 2018, commissions and fees from our largest single Retail Segment customer represented three tenths of one percent (0.3%) of the Retail Segment’s total commissions and fees.
In connection with the selling and marketing of insurance coverages, we provide a broad range of related services to our customers, such as risk management strategies, loss control surveys and analysis, consultation in connection with placing insurance coverages and claims processing.

National Programs Segment
As of December 31, 2018, our National Programs Segment employed 1,962 full-time equivalent employees. Our National Programs Segment works with over 40 well-capitalized carrier partners, offering more than 51 programs, which can be grouped into five broad categories: (1) Professional Programs, (2) Personal Lines Programs, (3) Commercial Programs, (4) Public Entity-Related Programs, and (5) the National Flood Program:
Professional Programs. Professional Programs provide professional liability and related package insurance products tailored to the needs of specific professional groups. Professional Programs negotiate policy forms and coverage options with their specific insurance carriers. Securing endorsements of these products from a professional association or sponsoring company is also an integral part of their function. Professional Programs affiliate with professional groups, including but not limited to, dentists, oral surgeons, hygienists, lawyers, optometrists, opticians, ophthalmologists, insurance agents, financial advisors, registered representatives, securities broker-dealers, benefit administrators, real estate title agents and escrow agents. In addition, Professional Programs encompasses supplementary insurance-related products to include weddings, events, medical facilities and cyber liability.
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

Dentists: First initiated in 1969, the Professional Protector Plan® (“PPP®”) for Dentists provides dental professionals insurance products including professional and general liability, property, employment practices liability, workers’ compensation, claims and risk management. The PPP recognized the importance of policyholder and customer service and developed a customized, proprietary, web-based rating and policy issuance system, which provides a seamless policy delivery resource and access to policy information on a real time basis. Obtaining endorsements from state and local dental societies and associations plays an integral role in the PPP partnership.
Financial Professionals: CalSurance® and CITA Insurance Services® have specialized since 1980 to offer professional liability programs designed for insurance agents, financial advisors, registered representatives, securities broker-dealers, benefit administrators, real estate brokers and real estate title agents. A component of CalSurance is Lancer Claims Services, which provides specialty claims administration for insurance companies underwriting CalSurance product lines.
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
Professional Risk Specialty Group: Professional Risk Specialty Group (“PRSG”) has been providing errors & omissions (“E&O”), professional liability and malpractice insurance for over 22 years both in a direct retail sales and brokering capacity. PRSG has been an exclusive state administrator for a Lawyers Professional Liability Program since 1994. The admitted Lawyers Professional Liability Program focuses on law firms with fewer than 20 attorneys, and the non-admitted Lawyers Professional Liability Program is for firms with 20 or more attorneys and is available for primary or excess coverage. PRSG is also involved in direct sales and brokering for other professionals, such as accountants, architects & engineers, medical malpractice, directors & officers, employment practices liability, title agency E&O and miscellaneous E&O.
Real Estate Title Professionals: TitlePac® provides professional liability products and services designed for real estate title agents and escrow agents.
Wedding Protector Plan® and Protector Plan® for Events: These programs provide an online wedding and private event cancellation and postponement insurance policy that offers financial protection if certain unfortunate or unforeseen events should occur during the period leading up to and including the wedding or event date. Liability and liquor liability is available as an option.

The Professional Protector Plan® for Dentists and the Lawyer’s Protector Plan® are marketed and sold primarily through a national network of independent agencies and also through our Brown & Brown retail offices. Certain professional liability programs, CalSurance® and TitlePac®, are principally marketed and sold directly to our insured customers. Under our agency agreements with the insurance companies that underwrite these programs, we often have authority to bind coverages (subject to established guidelines), to bill and collect premiums and, in some cases, to adjust claims. For the programs that we market through independent agencies, we receive a wholesale commission or “override,” which is then shared with these independent agencies.
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
Below are brief descriptions of the Personal Lines Programs:
Marine: is a national program manager and wholesale producer of marine insurance products including yachts and high-performance boats, small boats, commercial marine and marine artisan contractors.

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
Commercial Programs. Commercial Programs market products and services to specific industries, trade groups, and market niches. Most of these products and services are marketed and sold primarily through independent agents, including certain of our Retail Segment offices. However, a number of these products and services are also marketed and sold directly to insured customers. Under agency agreements with the insurance companies that underwrite these programs, we often have authority to bind coverages (subject to established guidelines), to bill and collect premiums and, in some cases, to adjust claims.
Below are brief descriptions of the Commercial Programs:
Affinity programs: Programs provided for package coverage to booksellers and security alarm installers.
All Risk is a program writing all risks meaning that any risk that the contract does not specifically omit is automatically covered. The coverages usually include commercial earthquake, wind, fire and flood. The All Risk program writes insurance on both a primary and excess, shared and layered programs.
American Specialty Insurance & Risk Services, Inc. provides insurance and risk management services for customers in professional sports, motor sports, amateur sports and the entertainment industry.
Automotive Aftermarket was launched in 2012, and writes commercial package insurance for non-dealership automotive services such as mechanical repair shops, brake shops, transmissions shops, oil and lube shops, parts retailers and wholesalers, tire retailers and wholesalers, and auto recyclers. This program distributes product through a direct sales force, independent agencies and our Retail Segment.
Bellingham Underwriters focuses on the commercial transportation industry and companies that are in the business of supporting the commercial transportation industry. The trucking program is specifically designed to handle all coverages for a trucker. Other programs include specialty auto, repair services, forest products and commercial ambulance.
Core Commercial targets accounts paying under $100,000 in annual premium, this program offers business owner’s policies (BOPs) and commercial package coverages for a broad range of industries nationwide.
Earthquake and DIC is a Differences-in-Conditions (“DIC”) Program, writing notably earthquake and flood insurance coverages to commercial property owners. The Earthquake and DIC program writes insurance on both a primary and excess layer basis.
Fabricare: Irving Weber Associates, Inc. (“IWA”) has specialized in this niche since 1946, providing package insurance including workers’ compensation to dry cleaners, linen supply and uniform rental operations. IWA also offers insurance programs for independent grocery stores and restaurants.

Florida Intracoastal Underwriters, Limited Company (“FIU”) specializes in providing insurance coverage for coastal and inland high-value condominiums and apartments. FIU has developed a specialty insurance facility to support the underwriting activities associated with these risks.

Forestry is a logging equipment specialist for mobile equipment typically to the logging industry in Southeast U.S.

Manufactured Housing provides package policies in all states for manufactured home communities, including mobile home parks, manufactured home dealers and RV parks.

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

Sigma Underwriting Managers is a nationwide wind catastrophic property insurance specialist for commercial and habitational properties and has over 100 years of underwriting experience. The commercial nationwide program is designed to write all types of low- to-medium-hazard properties including adult living facilities, hotels/motels, medical offices, shopping centers, restaurants, warehouses and churches. The Florida habitational property program is a high-valued property program for commercial residential accounts.

Railroad: The Railroad Protector Plan® (“RRPP®”) provides insurance products for contractors, manufacturers and wholesalers supporting the railroad industry (not the railroads themselves). The insurance coverages include general liability, property, inland marine, commercial auto and umbrella.
Tribal provides tailored solutions across multiple lines of business to sovereign Indian nations.
Workers’ Compensation provides workers’ compensation insurance coverage primarily for California-based insureds. Arrowhead’s workers’ compensation program targets industry segments such as agriculture, contractors, food services, horticulture and manufacturing.

Wright Specialty Insurance Agency, LLC provides insurance products for specialty industries such as food, grocery, K-12 education and franchise programs that are offered throughout the U.S.
Health Special Risk, Inc. provides accident & health, special events insurance products, and administrative services to licensed agents, brokers, and insurance companies across the U.S.
Daily Rental provides loaner car coverage for auto dealerships.
Public Entity-Related Programs. Public Entity-Related Programs administer various insurance trusts specifically created for cities, counties, municipalities, school boards, special taxing districts and quasi-governmental agencies. These insurance coverages can range from providing fully insured programs to establishing risk retention insurance pools to excess and facultative specific coverages.
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

National Flood Program. Operating as Wright Flood, WNFIC is an insurance carrier. This business provides policies written pursuant to the NFIP, the program administered by FEMA, as well as excess flood insurance policies, all of which are fully reinsured, thereby substantially eliminating WNFIC’s exposure to underwriting risk, given that these policies are backed by either FEMA or a reinsurance carrier with an AM Best Company rating of “A” or better. Through Wright National Flood Insurance Services, the Company acts as an MGA, selling private primary flood insurance policies for a carrier partner.
Wholesale Brokerage Segment
At December 31, 2018, our Wholesale Brokerage Segment employed 1,281 full-time equivalent employees. Our Wholesale Brokerage Segment markets and sells excess and surplus commercial insurance products and services to retail insurance agencies (including Brown & Brown retail offices). The Wholesale Brokerage Segment offices represent various U.S. and U.K. surplus lines insurance companies. Additionally, certain offices are also Lloyd’s of London correspondents. The Wholesale Brokerage Segment also represents admitted insurance companies for purposes of affording access to such companies for smaller agencies that otherwise do not have access to large insurance company representation. Excess and surplus insurance products encompass many insurance coverages, including personal lines, homeowners, yachts, jewelry, commercial property and casualty, commercial automobile, garage, restaurant, builder’s risk and inland marine lines. Difficult-to-insure general liability and products liability coverages are a specialty, as is excess workers’ compensation coverage. Wholesale brokers solicit business through mailings and direct contact with retail agency representatives. During 2018, commissions and fees from our largest Wholesale Brokerage Segment customer represented approximately 1.0% of the Wholesale Brokerage Segment’s total commissions and fees.
Services Segment
At December 31, 2018, our Services Segment employed 1,042 full-time equivalent employees and provided a wide range of insurance-related services.
Below are brief descriptions of the businesses within the Services Segment.
The Advocator Group, LLC (“The Advocator Group”) and Social Security Advocates for the Disabled LLC (“SSAD”) assist individuals throughout the United States who are seeking to establish eligibility for coverage under the federal Social Security Disability program and provides health plan selection and enrollment assistance for Medicare beneficiaries. These two businesses work closely with employer sponsored group life, disability and health plan participants to assist disabled individuals in receiving the education, advocacy and benefit coordination assistance necessary to achieve the fastest possible benefit approvals. In addition, The Advocator Group also provides second injury fund recovery services to the workers’ compensation insurance market.
American Claims Management (“ACM”) provides third-party administration (“TPA”) services to both the commercial and personal property and casualty insurance markets on a nationwide basis, and provides claims adjusting, administration, subrogation, litigation and data management services to insurance companies, self-insureds, public municipalities, insurance brokers and corporate entities. ACM services also include managed care, claim investigations, field adjusting and audit services. Approximately 59% of ACM’s 2018 revenues were derived from various Arrowhead programs in our National Programs Segment, with the remainder generated from third parties.
ICA provides comprehensive claims management solutions for both personal and commercial lines of insurance. ICA is a national service provider for daily claims, catastrophic claims, vendor management, TPA operations and staff augmentation. Additional claims services offered by ICA include first notice of loss, fast track, field appraisals and quality control.
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
Professional Disability Associates, LLC (“PDA”) is a disability services firm that provides specialty risk resources, including medical, vocational and claim management services to the disability insurance market. PDA has a nationwide physician referral network to address the needs of the industry for claim expertise across multiple specialties. PDA services top disability insurance carriers in the U.S. and Canada, as well as several other insurers, reinsurers, self-insured employers and consulting firms.
Preferred Governmental Claims Solutions (“PGCS”) provides TPA services for government entities and self-funded or fully-insured workers’ compensation and liability plans and trusts. PGCS’ services include claims administration and a dedicated subrogation recovery department.
Protect Professionals Claims Management (“PPCM”) provides TPA services to professional liability insurance markets on a nationwide basis. PPCM’s services include claims adjusting, administration, litigation and data management for professional programs for dentists and lawyers administered by our National Programs Segment.

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
In 2018, our four largest contracts represented approximately 20.0% of fees revenues in our Services Segment.
Employees
At December 31, 2018, the Company had 9,590 full-time equivalent employees. For the purposes of measuring full-time equivalent employees, those working more than 30 hours per week are counted as a full-time equivalent employee and those working less than 30 hours per week are counted as half of a full-time equivalent employee. We have agreements with our sales employees and certain other employees that include provisions: (1) protecting our confidential information and trade secrets, (2) restricting their ability post-employment to solicit the business of our customers, and (3) preventing the hiring of our employees for a period of time after separation from employment with us. The enforceability of such agreements varies from state to state depending upon applicable law and factual circumstances. The majority of our employment relationships are at-will and terminable by either party at any time; however, the covenants regarding confidential information and non-solicitation of our customers and employees generally extend for a period of at least two years after cessation of employment.
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
A number of insurance companies directly sell insurance, primarily to individuals, and do not pay commissions to third-party agents and brokers. In addition, the Internet continues to be a source for direct placement of personal lines insurance business. While it is difficult to quantify the impact on our business from individuals purchasing insurance over the Internet, we believe this risk would generally be isolated to personal lines customers with single-line coverage, or small businesses that do not have a complex insurance program, which represent a small portion of our overall Retail Segment.
Regulation, Licensing and Agency Contracts
We and/or our designated employees must be licensed to act as agents, brokers, intermediaries or third-party administrators by state regulatory authorities in the locations in which we conduct business. Regulations and licensing laws vary by individual state and international location and are often complex.
The applicable licensing laws and regulations in all states and international jurisdictions are subject to amendment or reinterpretation by regulatory authorities, and such authorities are vested in most cases with relatively broad discretion as to the granting, revocation, suspension and renewal of licenses. We endeavor to monitor the licensing of our employees, but the possibility exists that we and/or our employees could be excluded or temporarily suspended from carrying on some or all of our activities in, or could otherwise be subjected to penalties by a particular jurisdiction.
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
Losing employees who manage or support substantial customer relationships or possess substantial experience or expertise could adversely affect our ability to secure and complete customer engagements, which would adversely affect our results of operations. Also, if any of our key personnel were to join an existing competitor or form a competing company, some of our customers could choose to use the services of that competitor instead of our services. While our key personnel are generally prohibited by contract from soliciting our employees and customers for a two-year period following separation from employment with us, they are not prohibited from competing with us.
In addition, we could be adversely affected if we fail to adequately plan for the succession of our senior leaders and key executives. While we have succession plans in place and we have employment arrangements with certain key executives, these do not guarantee that the services of these executives will continue to be available to us. Although we operate with a decentralized sales and service operating model, the loss of our senior leaders or other key personnel, or our inability to continue to identify, recruit and retain such personnel, could materially and adversely affect our business, results of operations and financial condition.
OUR GROWTH STRATEGY DEPENDS, IN PART, ON THE ACQUISITION OF OTHER INSURANCE INTERMEDIARIES, WHICH MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS IN THE FUTURE OR WHICH, IF CONSUMMATED, MAY NOT BE ADVANTAGEOUS TO US.
Our growth strategy partially includes the acquisition of other insurance intermediaries. Our ability to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into our operations, and expand into new markets requires us to implement and continuously improve our operations and our financial and management information systems. Integrated, acquired businesses may not achieve levels of revenues or profitability comparable to our existing operations, or otherwise perform as expected. In addition, we compete for acquisition and expansion opportunities with firms and banks that may have substantially greater resources than we do. Acquisitions also involve a number of special risks, such as diversion of management’s attention; difficulties in the integration of acquired operations and retention of personnel; increase in expenses and working capital requirements, which could reduce our return on invested capital; entry into unfamiliar markets or lines of business; unanticipated problems or legal liabilities; estimation of the acquisition earn-out payables; and tax and accounting issues, some or all of which could have a material adverse effect on our results of operations, financial condition and cash flows. Post-acquisition deterioration of operating performance could also result in lower or negative earnings contribution and/or goodwill impairment charges.
A CYBERSECURITY ATTACK, OR ANY OTHER INTERRUPTION IN INFORMATION TECHNOLOGY AND/OR DATA SECURITY AND/OR OUTSOURCING RELATIONSHIPS, COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND REPUTATION.
We rely on information technology and third party vendors to provide effective and efficient service to our customers, process claims, and timely and accurately report information to carriers and which often involves secure processing of confidential sensitive, proprietary and other types of information. Cybersecurity breaches of any of the systems we rely on may result from circumvention of security systems, denial-of-service attacks or other cyber-attacks, hacking, “phishing” attacks, computer viruses, ransomware, malware, employee or insider error, malfeasance, social engineering, physical breaches or other actions, any of which could expose us to data loss, monetary and reputational damages and significant increases in compliance costs. An interruption of our access to, or an inability to access, our information technology, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis. If sustained or repeated, such a business interruption, system failure or service denial could result in a deterioration of our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or perform other necessary business functions. We have from time to time experienced cybersecurity breaches, such as computer viruses, unauthorized parties gaining access to our information technology systems and similar incidents, which to date have not had a material impact on our business.

Additionally, we are an acquisitive organization and the process of integrating the information systems of the businesses we acquire is complex and exposes us to additional risk as we might not adequately identify weaknesses in the targets’ information systems, which could expose us to unexpected liabilities or make our own systems more vulnerable to attack. In the future, any material breaches of cybersecurity, or media reports of the same, even if untrue, could cause us to experience reputational harm, loss of clients and revenue, loss of proprietary data, regulatory actions and scrutiny, sanctions or other statutory penalties, litigation, liability for failure to safeguard clients’ information or financial losses. Such losses may not be insured against or not fully covered through insurance we maintain.
While we have invested and continue to invest in technology security initiatives, policies and resources and employee training, entirely eliminating all risk of improper access to private information is not possible. The cost and operational consequences of implementing, maintaining and enhancing further system protections measures could increase significantly as cybersecurity threats increase. As these threats evolve, cybersecurity incidents will be more difficult to detect, defend against and remediate. Any of the foregoing may have a material adverse effect on our business, financial condition and reputation.
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
CHANGES IN DATA PRIVACY AND PROTECTION LAWS AND REGULATIONS, OR ANY FAILURE TO COMPLY WITH SUCH LAWS AND REGULATIONS, COULD ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL RESULTS.
We are subject to a variety of continuously evolving and developing laws and regulations globally regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. Significant uncertainty exists as privacy and data protection laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements. These laws apply to transfers of information among our affiliates, as well as to transactions we enter into with third party vendors. For example, the European Union adopted a comprehensive General Data Privacy Regulation (“GDPR”) in May 2016 that replaced the former EU Data Protection Directive and related country-specific legislation. The GDPR became fully effective in May 2018 and requires companies to satisfy new requirements regarding the handling of personal and sensitive data, including its use, protection and the ability of persons whose data is stored to correct or delete such data about themselves. Failure to comply with GDPR requirements could result in penalties of up to 4% of worldwide revenue. Complying with the enhanced obligations imposed by the GDPR may result in significant costs to our business and require us to revise certain of our business practices. In addition, legislators and regulators in the U.S. have enacted and are proposing new and more robust privacy and cybersecurity laws and regulations in light of the recent broad-based cyber attacks at a number of companies, including but not limited to the New York State Department of Financial Services Cybersecurity Requirements for Financial Services Companies and the California Consumer Privacy Act of 2018.
These and similar initiatives around the world could increase the cost of developing, implementing or securing our servers and require us to allocate more resources to improved technologies, adding to our IT and compliance costs. In addition, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase. The enactment of more restrictive laws, rules, regulations or future enforcement actions or investigations could impact us through increased costs or restrictions on our business, and noncompliance could result in regulatory penalties and significant legal liability.

WE DERIVE A SIGNIFICANT PORTION OF OUR COMMISSION REVENUES FROM A LIMITED NUMBER OF INSURANCE COMPANIES, THE LOSS OF WHICH COULD RESULT IN ADDITIONAL EXPENSE AND LOSS OF MARKET SHARE.
For the year ended December 31, 2018, no insurance company accounted for more than 5.0% of our total core commissions. For the years ended December 31, 2017 and 2016, approximately 5.0% and 6.0%, respectively, of our total core commissions was derived from insurance policies underwritten by one insurance company. Should this insurance company seek to terminate its arrangements with us or to otherwise decrease the number of insurance policies underwritten for us, we believe that other insurance companies are available to underwrite the business, although some additional expense and loss of market share could result.
BECAUSE OUR BUSINESS IS HIGHLY CONCENTRATED IN ARIZONA, CALIFORNIA, FLORIDA, GEORGIA, ILLINOIS, INDIANA, KENTUCKY, MASSACHUSETTS, MICHIGAN, MINNESOTA, NEW JERSEY, NEW YORK, NORTH CAROLINA, OREGON, PENNSYLVANIA, TEXAS, VIRGINIA, WASHINGTON AND WISCONSIN, ADVERSE ECONOMIC CONDITIONS, NATURAL DISASTERS, OR REGULATORY CHANGES IN THESE STATES COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.
A significant portion of our business is concentrated in Arizona, California, Florida, Georgia, Illinois, Indiana, Kentucky Massachusetts, Michigan, Minnesota, New Jersey, New York, North Carolina, Oregon, Pennsylvania, Texas, Virginia, Washington and Wisconsin. For the years ended December 31, 2018, 2017 and 2016, we derived $1,976.5 million or 88.6%, $1,692.6 million or 90.0%, and $1,574.0 million or 89.1%, of our annualized revenue, respectively, from our operations located in these states. We believe the current regulatory environment for insurance intermediaries in these states is no more restrictive than in other states. The insurance business is primarily a state-regulated industry, and therefore, state legislatures may enact laws that adversely affect the insurance industry. Because our business is concentrated in the states identified above, we face greater exposure to unfavorable changes in regulatory conditions in those states than insurance intermediaries whose operations are more diversified through a greater number of states. In addition, the occurrence of adverse economic conditions, natural or other disasters, or other circumstances specific to or otherwise significantly impacting these states could adversely affect our financial condition, results of operations and cash flows. We are susceptible to losses and interruptions caused by hurricanes (particularly in Florida, where we have 46 offices and our headquarters, as well as in Texas, where we have 14 offices.), earthquakes (including in California, where we have 24 offices), power shortages, telecommunications failures, water shortages, floods, fire, extreme weather conditions, geopolitical events such as terrorist acts and other natural or man-made disasters. Our insurance coverage with respect to natural disasters is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate, or may not continue to be available at commercially reasonable rates and terms.
OUR CORPORATE CULTURE HAS CONTRIBUTED TO OUR SUCCESS, AND IF WE CANNOT MAINTAIN THIS CULTURE, OR IF WE EXPERIENCE A CHANGE IN MANAGEMENT, MANAGEMENT PHILOSOPHY, OR BUSINESS STRATEGY, OUR BUSINESS MAY BE HARMED.
We believe that a significant contributor to our success has been our corporate culture as a lean, decentralized, highly competitive, profit-oriented sales and service organization.  As we grow, including from the integration of employees and businesses acquired in connection with previous or future acquisitions, we may find it difficult to maintain important aspects of our corporate culture, which could negatively affect our profitability and/or our ability to retain and recruit people of the highest integrity and quality who are essential to our future success.  We may face pressure to change our culture as we grow, particularly if we experience difficulties in attracting competent personnel who are willing to embrace our culture.  In addition, as our organization grows and we are required to implement more complex organizational structures, or if we experience a change in management, management philosophy, or business strategy, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture, such as our decentralized sales and service operating model, which could negatively impact our future success.
IF WE FAIL TO COMPLY WITH THE COVENANTS CONTAINED IN CERTAIN OF OUR AGREEMENTS, OUR LIQUIDITY, RESULTS OF OPERATIONS AND FINANCIAL CONDITION MAY BE ADVERSELY AFFECTED.
The credit agreements that govern our debt contain various covenants and other limitations with which we must comply. At December 31, 2018, we believe we were in compliance with the financial covenants and other limitations contained in each of these agreements. However, failure to comply with material provisions of our covenants in these agreements or other credit or similar agreements to which we may become a party could result in a default, rendering them unavailable to us and causing a material adverse effect on our liquidity, results of operations and financial condition. In the event of certain defaults, the lenders thereunder would not be required to lend any additional amounts to or purchase any additional notes from us and could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable. If the indebtedness under these agreements or our other indebtedness, were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.

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
THERE ARE INHERENT UNCERTAINTIES INVOLVED IN ESTIMATES, JUDGMENTS AND ASSUMPTIONS USED IN THE PREPARATION OF FINANCIAL STATEMENTS IN ACCORDANCE WITH U.S. GAAP. ANY CHANGES IN ESTIMATES, JUDGMENTS AND ASSUMPTIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL POSITION AND RESULTS OF OPERATIONS AND THEREFORE OUR BUSINESS.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and internal controls and procedures will prevent all error and fraud. A control system, no matter how well conceived, operated and tested, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system reflects that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur simply because of error or mistake. Additionally, controls can be circumvented by individual acts of some persons, by collusion of two or more people, or by management override of a control.
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
CERTAIN OF OUR EXISTING SHAREHOLDERS HAVE SIGNIFICANT CONTROL OF THE COMPANY.
At December 31, 2018, our executive officers, directors and certain of their family members collectively beneficially owned approximately 16.7% of our outstanding common stock, of which J. Hyatt Brown, our Chairman, and his son, J. Powell Brown, our President and Chief Executive Officer, beneficially owned approximately 15.8%. As a result, our executive officers, directors and certain of their family members have significant influence over (1) the election of our Board of Directors, (2) the approval or disapproval of any other matters requiring shareholder approval and (3) our affairs and policies.
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
•Governmental restrictions on the transfer of funds to or from us, including to or from our operations outside the United States; and

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
The insurance intermediary business is highly competitive and we actively compete with numerous firms for customers and insurance companies, many of which have relationships with insurance companies or have a significant presence in niche insurance markets that may give them an advantage over us. Other competitive concerns may include the quality of our products and services, our pricing and the ability of some of our customers to self-insure and the entrance of technology companies into the insurance intermediary business. A number of insurance companies are engaged in the direct sale of insurance, primarily to individuals, and do not pay commissions to agents and brokers. In addition, and to the extent that banks, securities firms, private equity funds, and insurance companies affiliate, the financial services industry may experience further consolidation, and we therefore may experience increased competition from insurance companies and the financial services industry, as a growing number of larger financial institutions increasingly, and aggressively, offer a wider variety of financial services, including insurance intermediary services.
In addition, there has been an increase in alternative insurance markets, such as self-insurance, captives, risk retention groups and non-insurance capital markets. While we collaborate and compete in these segments on a fee-for-service basis, we cannot be certain that such alternative markets will provide the same level of insurance coverage or profitability as traditional insurance markets.
CURRENT U.S. ECONOMIC CONDITIONS MAY ADVERSELY AFFECT OUR BUSINESS.
If economic conditions were to worsen, a number of negative effects on our business could result, including declines in values of insurable exposure units, declines in insurance premium rates, the financial insolvency of insurance companies, or the reduced ability of customers to pay. Also, if general economic conditions are poor, some of our customers may cease operations completely or be acquired by other companies, which could have an adverse effect on our results of operations and financial condition. If these customers are affected by poor economic conditions, but yet remain in existence, they may face liquidity problems or other financial difficulties that could result in delays or defaults in payments owed to us, which could have a significant adverse impact on our consolidated financial condition and results of operations. Any of these effects could decrease our net revenues and profitability.
OUR BUSINESS, AND THEREFORE OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION, MAY BE ADVERSELY AFFECTED BY CONDITIONS THAT RESULT IN REDUCED INSURER CAPACITY.
Our results of operations depend on the continued capacity of insurance carriers to underwrite risk and provide coverage, which depends in turn on those insurance companies’ ability to procure reinsurance. Capacity could also be reduced by insurance companies failing or withdrawing from writing certain coverages that we offer to our customers. We have no control over these matters. To the extent that reinsurance becomes less widely available or significantly more expensive, we may not be able to procure the amount or types of coverage that our customers desire and the coverage we are able to procure for our customers may be more expensive or limited.
QUARTERLY AND ANNUAL VARIATIONS IN OUR COMMISSIONS THAT RESULT FROM THE TIMING OF POLICY RENEWALS AND THE NET EFFECT OF NEW AND LOST BUSINESS PRODUCTION MAY HAVE UNEXPECTED EFFECTS ON OUR RESULTS OF OPERATIONS.
Our commission income (including profit-sharing contingent commissions and override commissions) can vary quarterly or annually due to the timing of policy renewals and the net effect of new and lost business production. We do not control the factors that cause these variations. Specifically, customers’ demand for insurance products can influence the timing of renewals, new business and lost business (which includes policies that are not renewed), and cancellations. In addition, we rely on insurance companies for the payment of certain commissions. Because these payments are processed internally by these insurance companies, we may not receive a payment that is otherwise expected from a particular insurance company in a particular quarter or year until after the end of that period, which can adversely affect our ability to forecast these revenues and therefore budget for significant future expenditures. Quarterly and annual fluctuations in revenues based upon increases and decreases associated with the timing of new business, policy renewals and payments from insurance companies may adversely affect our financial condition, results of operations and cash flows.
Profit-sharing contingent commissions are special revenue-sharing commissions paid by insurance companies based upon the profitability, volume and/or growth of the business placed with such companies generally during the prior year. Over the last three years these commissions generally have been in the range of 3.0% to 3.5% of our previous year’s total core commissions and fees. Due to, among other things, potentially poor macroeconomic conditions, the inherent uncertainty of loss in our industry and changes in underwriting criteria due in part to the high loss ratios experienced by insurance companies, we cannot predict the payment of these profit-sharing contingent commissions. Further, we have no control over the ability of insurance companies to estimate loss reserves, which affects our ability to make profit-sharing calculations. Override commissions are paid by insurance companies based upon the volume of business that we place with them and are generally paid over the course of the year. Because profit-sharing contingent commissions and override commissions materially affect our revenues, any decrease in their payment to us could adversely affect our results of operations, profitability and our financial condition.
WE COULD INCUR SUBSTANTIAL LOSSES FROM OUR CASH AND INVESTMENT ACCOUNTS IF ONE OF THE FINANCIAL INSTITUTIONS THAT WE USE FAILS OR IS TAKEN OVER BY THE U.S. FEDERAL DEPOSIT INSURANCE CORPORATION (“FDIC”).
We maintain cash and investment balances, including restricted cash held in premium trust accounts, at numerous depository institutions in amounts that are significantly in excess of the limits insured by the FDIC. If one or more of the depository institutions with which we maintain significant cash balances were to fail or be taken over by the FDIC, our ability to access these funds might be temporarily or permanently limited, and we could face material liquidity problems and potential material financial losses.
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
WE COMPETE IN A HIGHLY-REGULATED INDUSTRY, WHICH MAY RESULT IN INCREASED EXPENSES OR RESTRICTIONS ON OUR OPERATIONS.
We conduct business in each of the fifty states of the United States of America and are subject to comprehensive regulation and supervision by government agencies in each of those states. The primary purpose of such regulation and supervision is to provide safeguards for policyholders rather than to protect the interests of our shareholders, and it is difficult to anticipate how changes in such regulation would be implemented and enforced. As a result, such regulation and supervision could reduce our profitability or growth by increasing compliance costs, technology compliance, restricting the products or services we may sell, the markets we may enter, the methods by which we may sell our products and services, or the prices we may charge for our services and the form of compensation we may accept from our customers, carriers and third parties. The laws of the various state jurisdictions establish supervisory agencies with broad administrative powers with respect to, among other things, licensing of entities to transact business, licensing of agents, admittance of assets, regulating premium rates, approving policy forms, regulating unfair trade and claims practices, determining technology and data protection requirements, establishing reserve requirements and solvency standards, requiring participation in guarantee funds and shared market mechanisms, and restricting payment of dividends. Also, in response to perceived excessive cost or inadequacy of available insurance, states have from time to time created state insurance funds and assigned risk pools, which compete directly, on a subsidized basis, with private insurance providers. We act as agents and brokers for such state insurance funds and assigned risk pools in California and New York as well as certain other states. These state funds and pools could choose to reduce the sales or brokerage commissions we receive. Any such reductions, in a state in which we have substantial operations could affect the profitability of our operations in such state, or cause us to change our marketing focus. Further, state insurance regulators and the National Association of Insurance Commissioners continually re-examine existing laws and regulations, and such re-examination may result in the enactment of insurance-related laws and regulations, or the issuance of interpretations thereof, that adversely affect our business. Certain federal financial services modernization legislation could lead to additional federal regulation of the insurance industry in the coming years, which could result in increased expenses or restrictions on our operations. Other legislative developments that could adversely affect us include: changes in our business compensation model as a result of regulatory developments (for example, the Affordable Care Act); and federal and state governments establishing programs to provide health insurance or, in certain cases, property insurance in catastrophe-prone areas or other alternative market types of coverage, that compete with, or completely replace, insurance products offered by insurance carriers. Also, as climate change issues become more prevalent, the U.S. and foreign governments are beginning to respond to these issues. This increasing governmental focus on climate change may result in new environmental regulations that may negatively affect us and our customers. This could cause us to incur additional direct costs in complying with any new environmental regulations, as well as increased indirect costs resulting from our customers incurring additional compliance costs that get passed on to us. These costs may adversely impact our results of operations and financial condition.

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
WE ARE EXPOSED TO INTANGIBLE ASSET RISK; SPECIFICALLY, OUR GOODWILL MAY BECOME IMPAIRED IN THE FUTURE.
As of the date of the filing of our Annual Report on Form 10-K for the 2018 fiscal year, we have $3,432.8 million of goodwill recorded on our Consolidated Balance Sheet. We perform a goodwill impairment test on an annual basis and whenever events or changes in circumstances indicate that the carrying value of our goodwill may not be recoverable from estimated future cash flows. We completed our most recent evaluation of impairment for goodwill as of November 30, 2018 and determined that the fair value of goodwill exceeded the carrying value of such assets. A significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate or slower growth rates could result in the need to perform an additional impairment analysis prior to the next annual goodwill impairment test. If we were to conclude that a future write-down of our goodwill is necessary, we would then record the appropriate charge, which could result in material charges that are adverse to our operating results and financial position. See Note 1-“Summary of Significant Accounting Policies” and Note 4-“Goodwill” to the Consolidated Financial Statements and “Management’s Report on Internal Control Over Financial Reporting.”
Additionally, the carrying value of amortizable intangible assets attributable to each business or asset group comprising the Company is periodically reviewed by management to determine if there are events or changes in circumstances that would indicate that its carrying amount may not be recoverable. Accordingly, if there are any such circumstances that occur during the year, we assess the carrying value of our amortizable intangible assets by considering the estimated future undiscounted cash flows generated by the corresponding business or asset group. Any impairment identified through this assessment may require that the carrying value of related amortizable intangible assets be adjusted; however, no impairments have been recorded for the years ended December 31, 2018, 2017 and 2016.
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
ITEM 1B. Unresolved Staff Comments.
None.

ITEM 2. Properties.
We lease our executive offices, which are located at 220 South Ridgewood Avenue, Daytona Beach, Florida 32114. We lease offices at each of our 291 locations. We own an airplane hangar in Daytona Beach, Florida, which sits upon land leased from Volusia County, Florida. There are no outstanding mortgages on this owned property. Our operating leases expire on various dates. These leases generally contain renewal options and rent escalation clauses based upon increases in the lessors’ operating expenses and other charges. We expect that most leases will be renewed or replaced upon expiration. We believe that our facilities are suitable and adequate for present purposes, and that the productive capacity in such facilities is substantially being utilized. From time to time, we may have unused space and seek to sublet such space to third parties, depending on the demand for office space in the locations involved. In the future, we may need to purchase, build or lease additional facilities to meet the requirements projected in our long-term business plan. See Note 14 to the Consolidated Financial Statements for additional information on our lease commitments.
We have acquired several contiguous parcels of land totaling over thirteen acres in Daytona Beach, Florida, located approximately a mile from our current executive offices. We have initiated a project to build a new office tower to hold our executive offices and certain other business operations with capacity for up to 1000 employees and room for additional expansion through construction of additional office space at this location. Site preparation work began in 2018 and construction will commence in the first quarter of 2019, with completion anticipated in the fourth quarter of 2020. Annual expenditures of approximately $30.0 million to $40.0 million in 2019 and 2020, respectively, are anticipated to complete this project.
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
On February 21, 2019, there were 279,701,832 shares of our common stock outstanding, held by approximately 1,311 shareholders of record.
Sales of Unregistered Securities
We did not sell any unregistered securities during 2018.
Issuer Purchases of Equity Securities
On July 18, 2014, the Company’s Board of Directors authorized the repurchase of up to $200.0 million of its shares of common stock, and on July 20, 2015, the Company’s Board of Directors authorized the repurchase of up to an additional $400.0 million of the Company’s outstanding common stock. Under the authorization from the Company’s Board of Directors, shares may be purchased from time to time, at the Company’s discretion and subject to the availability of stock, market conditions, the trading price of the stock, alternative uses for capital, the Company’s financial performance and other potential factors. These purchases may be carried out through open market purchases, block trades, accelerated share repurchase plans of up to $100.0 million each (unless otherwise approved by the Board of Directors), negotiated private transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act.
On December 12, 2018, the Company entered into an accelerated share repurchase agreement (“ASR”) with an investment bank to purchase an aggregate $100.0 million of the Company's common stock. As part of the ASR, the Company received an initial delivery of 2,910,150 shares of the Company's common stock with a fair market value of approximately $80.0 million. The $20.0 million hold back will be settled within the five-month maturity as agreed to in the program with a clause for early settlement any time after two months of the effective date.
During 2016, the Company repurchased 209,618 shares at an average price per share of $36.53 for a total cost of $7.7 million under the current share repurchase authorization. During 2017, the Company repurchased 2,883,349 shares at an average price per share of $48.52 for a total cost of $140.0 million under the current share repurchase authorization. At December 31, 2018, the remaining amount authorized by our Board of Directors for share repurchases was $147.5 million. Under the authorized repurchase programs, the Company has repurchased a total of approximately 13.8 million shares for an aggregate cost of approximately $477.5 million between 2014 and 2018.
The following table presents information with respect to our purchases of our common stock during the three months ended December 31, 2018.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1, 2018 to October 31, 2018	—	$—	—	$227,453,029
November 1, 2018 to November 30, 2018	3,332	28.82		227,453,029
December 1, 2018 to December 31, 2018	2,914,066	27.49	2,910,150	147,453,029
Total	2,917,398	$27.49	2,910,150	$147,453,029

(1)
With the exception of 2,910,150 shares purchased in an ASR transaction, all other shares reported above are attributable to shares withheld for employees’ payroll withholding taxes pertaining to the vesting of restricted shares awarded under our Performance Stock Plan and 2010 Stock Incentive Plan.

Performance Graph
The following graph is a comparison of five-year cumulative total shareholder returns for our common stock as compared with the cumulative total shareholder return for the NYSE Composite Index, and a group of peer insurance broker and agency companies (Aon plc, Arthur J. Gallagher & Co, Marsh & McLennan Companies, and Willis Towers Watson Public Limited Company). The returns of each company have been weighted according to such companies’ respective stock market capitalizations as of December 31, 2013 for the purposes of arriving at a peer group average. The total return calculations are based upon an assumed $100 investment on December 31, 2013, with all dividends reinvested.

	12/13	12/14	12/15	12/16	12/17	12/18
Brown & Brown, Inc.	100.00	106.25	105.10	149.02	173.08	187.43
NYSE Composite	100.00	106.87	102.62	115.02	136.76	124.72
Peer Group	100.00	110.37	109.91	129.81	160.21	172.33

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Brown & Brown, Inc., the NYSE Composite Index, and a PeerGroup

$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$0.00
12/13
12/14
12/15
12/16
12/17
12/18
Brown & Brown, Inc.
NYSE Composite
Peer Group

*100 invested on 12/31/13 in stock or index, including reinvestment of dividends.

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

(in thousands, except per share data, number of employees and percentages	Year Ended December 31,
	2018	2017	2016	2015	2014
REVENUES
Commissions and fees	$2,009,857	$1,857,270	$1,762,787	$1,656,951	$1,567,460
Investment income	2,746	1,626	1,456	1,004	747
Other income, net	1,643	22,451	2,386	2,554	7,589
Total revenues(1)	2,014,246	1,881,347	1,766,629	1,660,509	1,575,796
EXPENSES
Employee compensation and benefits	1,068,914	994,652	925,217	856,952	811,112
Other operating expenses	332,118	283,470	262,872	251,055	235,328
(Gain)/loss on disposal	(2,175)	(2,157)	(1,291)	(619)	47,425
Amortization	86,544	85,446	86,663	87,421	82,941
Depreciation	22,834	22,698	21,003	20,890	20,895
Interest	40,580	38,316	39,481	39,248	28,408
Change in estimated acquisition earn-out payables	2,969	9,200	9,185	3,003	9,938
Total expenses	1,551,784	1,431,625	1,343,130	1,257,950	1,236,047
Income before income taxes	462,462	449,722	423,499	402,559	339,749
Income taxes(2)	118,207	50,092	166,008	159,241	132,853
Net income	$344,255	$399,630	$257,491	$243,318	$206,896
EARNINGS PER SHARE INFORMATION
Net income per share - diluted(3)	$1.22	$1.40	$0.91	$0.85	$0.71
Weighted average number of shares outstanding - diluted(3)	275,521	277,586	275,608	280,224	285,782
Dividends declared per share(3)	$0.31	$0.28	$0.25	$0.23	$0.21
YEAR-END FINANCIAL POSITION
Total assets(4)	$6,688,668	$5,747,550	$5,262,734	$4,979,844	$4,931,027
Long-term debt(5)	$1,456,990	$856,141	$1,018,372	$1,071,618	$1,142,948
Total shareholders’ equity	$3,000,568	$2,582,699	$2,360,211	$2,149,776	$2,113,745
Total shares outstanding at year end(3)	279,583	276,210	280,208	277,970	286,972
OTHER INFORMATION
Number of full-time equivalent employees at year end	9,590	8,491	8,297	7,807	7,591
Total revenues per average number of employees(6)	$222,809	$224,130	$219,403	$215,679	$216,114
Stock price at year end(3)	$27.56	$25.73	$22.43	$16.05	$16.45
Stock price earnings multiple at year-end(7)	22.6	18.3	24.6	18.9	23.3
Return on beginning shareholders’ equity(8)	13%	17%	12%	12%	10%

(1)
Years 2017 to 2014 do not reflect the adoption of “Revenue from Contracts with Customers (Topic 606)” (“Topic 606”), ASC Topic 340 - Other Assets and Deferred Cost (“ASC 340”) and ASU 2016-08, “Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net)”.

(2)	Years 2017 to 2014 do not reflect the adoption of ASU 2016-09, “Improvements to Employee Share Based Payment Accounting” (“ASU 2016-09”).

(3)	Years 2017 to 2014 reflect the 2-for-1 stock split that occurred on March 28, 2018.

(4)	Years 2016 to 2014 reflect the adoption of ASU No. 2015-17, “Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”).

(5)	Please refer to Part I, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 9 “Long-Term Debt” for more details.

(6)	Represents total revenues divided by the average of the number of full-time equivalent employees at the beginning of the year and the number of full-time equivalent employees at the end of the year.

(7)	Stock price at year-end divided by net income per share diluted.

(8)	Represents net income divided by total shareholders’ equity as of the beginning of the year.

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
We have increased revenues every year from 1993 to 2018, with the exception of 2009, when our revenues dropped 1.0%. Our revenues grew from $95.6 million in 1993 to $2.0 billion in 2018, reflecting a compound annual growth rate of 13.0%. In the same 25-year period, we increased net income from $8.1 million to $344.3 million in 2018, a compound annual growth rate of 16.2%.
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
The term “Organic Revenue,” a non-GAAP measure, is our core commissions and fees less (i) the core commissions and fees earned for the first twelve months by newly-acquired operations, (ii) divested business (core commissions and fees generated from offices, books of business or niches sold or terminated during the comparable period), and (iii) the impact of the adoption of Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” and Accounting Standards Codification Topic 340 – Other Assets and Deferred Cost (the “New Revenue Standard”) effective January 1, 2018. The term “core commissions and fees” excludes profit-sharing contingent commissions and guaranteed supplemental commissions, and therefore represents the revenues earned directly from specific insurance policies sold, and specific fee-based services rendered. “Organic Revenue” is reported in this manner in order to express the current year’s core commissions and fees on a comparable basis with the prior year’s core commissions and fees. The resulting net change reflects the aggregate changes attributable to (i) net new and lost accounts, (ii) net changes in our customers’ exposure units, (iii) net changes in insurance premium rates or the commission rate paid to us by our carrier partners, (iv) the net change in fees paid to us by our customers and (v) fees earned based upon claim processing volumes within our Services Segment. Organic Revenue is reported in “Results of Operations” and in “Results of Operations - Segment Information” of this Form 10-K.
We also earn “profit-sharing contingent commissions,” which are commissions based primarily on underwriting results, but which may also reflect considerations for volume, growth and/or retention. These commissions which are included in our commissions and fees in the Consolidated Statement of Income, are accrued throughout the year based on actual premiums written and are primarily received in the first and second quarters of each year, based upon the aforementioned considerations for the prior year(s). Prior to the adoption of the New Revenue Standard, these commissions were recorded to income when received. Over the last three years, profit-sharing contingent commissions have averaged approximately 3.1% of the previous year’s commissions and fees revenue.
Certain insurance companies offer guaranteed fixed-base agreements, referred to as “Guaranteed Supplemental Commissions” (“GSCs”) in lieu of profit-sharing contingent commissions. GSCs are accrued throughout the year based upon actual premiums written. For the year ended December 31, 2018, we had earned $10.0 million of GSCs, of which $8.9 million remained accrued at December 31, 2018 as most of this will be collected over the first and second quarters of 2019. For the years ended December 31, 2018, 2017, and 2016, we earned $10.0 million, $10.4 million and $11.5 million, respectively, from GSCs.
Combined, our profit-sharing contingent commissions and GSCs for the year ended December 31, 2018 increased by $3.3 million over 2017 primarily as a result of an increase in profit-sharing contingent commissions and GSCs in the National Programs Segments. Other income decreased by $20.8 million primarily as a result of a legal settlement recognized in the first quarter of 2017.
Fee revenues primarily relate to services other than securing coverage for our customers, as well as fees negotiated in lieu of commissions, and are recognized as performance obligations are satisfied. Fee revenues have historically been generated primarily by: (1) our Services Segment, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare Set-aside services, Social Security disability and Medicare benefits advocacy services, and claims adjusting services; (2) our National Programs and Wholesale Brokerage Segments, which earn fees primarily for the issuance of insurance policies on behalf of insurance companies; and to a lesser extent

(3) our Retail Segment in our large-account customer base. Fee revenues as a percentage of our total commissions and fees, represented 19.8% in 2018, 31.5% in 2017 and 31.3% in 2016.
For the years ended December 31, 2018 and 2017, our commissions and fees growth rate was 8.2% and 5.4%, respectively, and our consolidated Organic Revenue growth rate was 2.4% and 4.4%, respectively. In the event that the gradual increases in insurable exposure units that occurred in the past few years continues through 2019 and premium rate changes are similar with 2018, we believe we will continue to see positive quarterly Organic Revenue growth rates in 2019.
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
Income before income taxes for the year ended December 31, 2018 increased over 2017 by $12.7 million, primarily as a result of net new business and acquisitions completed in the past twelve months offset by lower weather related claims processing revenues in 2018 and a legal settlement recorded in the first quarter of 2017.
Information Regarding Non-GAAP Measures
In the discussion and analysis of our results of operations, in addition to reporting financial results in accordance with generally accepted accounting principles (“GAAP”), we provide references to the following non-GAAP financial measures as defined in Regulation G of SEC rules: Organic Revenue, Organic Revenue growth, EBITDAC and EBITDAC Margin. We view these non-GAAP financial measures as important indicators when assessing and evaluating our performance on a consolidated basis and for each of our segments because they allow us to determine a more comparable, but non-GAAP, measurement of revenue growth and operating performance that is associated with the revenue sources that were a part of our business in both the current and prior year. We believe that Organic Revenue provides a meaningful representation of our operating performance and view Organic Revenue growth as an important indicator when assessing and evaluating the performance of our four segments. Organic Revenue can be expressed as a dollar amount or a percentage rate when describing Organic Revenue growth. We also use Organic Revenue growth and EBITDAC Margin for incentive compensation determinations for executive officers and other key employees. We view EBITDAC and EBITDAC Margin as important indicators of operating performance, because they allow us to determine more comparable, but non-GAAP, measurements of our operating margins in a meaningful and consistent manner by removing the significant non-cash items of depreciation, amortization and the change in estimated acquisition earn-out payables, and also interest expense and taxes, which are reflective of investment and financing activities, not operating performance.
These measures are not in accordance with, or an alternative to the GAAP information provided in this Annual Report on Form 10-K. We present such non-GAAP supplemental financial information because we believe such information is of interest to the investment community and because we believe they provide additional meaningful methods of evaluating certain aspects of our operating performance from period to period on a basis that may not be otherwise apparent on a GAAP basis. We believe these non-GAAP financial measures improve the comparability of results between periods by eliminating the impact of certain items that have a high degree of variability. Our industry peers may provide similar supplemental non-GAAP information with respect to one or more of these measures, although they may not use the same or comparable terminology and may not make identical adjustments. This supplemental financial information should be considered in addition to, not in lieu of, our Consolidated Financial Statements.
Tabular reconciliations of this supplemental non-GAAP financial information to our most comparable GAAP information are contained in this Annual Report on Form 10-K under “Results of Operation - Segment Information.”
Acquisitions
Part of our business strategy is to attract high-quality insurance intermediaries to join our operations. From 1993 through the fourth quarter of 2018, we acquired 513 insurance intermediary operations, excluding acquired books of business (customer accounts). During the year ended December 31, 2018, the Company acquired the assets and assumed certain liabilities of twenty insurance intermediaries, all of the stock of three insurance intermediaries and one book of business (customer accounts). Collectively, these acquired businesses had annualized revenues of approximately $323.2 million.
On November 15, 2018, we completed the acquisition of certain assets and assumption of certain liabilities of The Hays Group, Inc. and certain of its affiliates (collectively, “Hays”). At closing, we delivered a payment of $705 million, consisting of $605 million in cash and the issuance to certain key owners of Hays of 3,376,103 shares of our common stock for a total value of $100.0 million. In addition, the Company may pay additional consideration to Hays in the form of earn-out payments in the aggregate amount of up to $25.0 million in cash over three years, which is subject to certain conditions and the successful achievement of average annual EBITDA compound annual growth rate targets for the acquired business during 2019, 2020 and 2021. Hays was founded in 1994 providing employee benefits, property & casualty, and personal lines insurance and has grown to be the 22nd largest U.S. broker as measured by Business Insurance magazine. With headquarters in Minneapolis, Hays operates across twenty-one states, increasing our presence in the mid-west. This transaction was initially funded through utilization of the Company’s revolving line of credit within our credit facility, details of which can be found in “Management’s Discussion and Analysis of Financial Condition”,“Results of Operations” and Note 9 “Long-Term Debt” in the “Notes to Consolidated Financial Statements”.

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
Revenue Recognition
The majority of our revenue is commissions derived from our performance as agents and brokers, acting on behalf of insurance carriers to sell products to customers that are seeking to transfer risk, and conversely, acting on behalf of those customers in negotiating with insurance carriers seeking to acquire risk in exchange for premiums. In these arrangements our performance obligation is complete upon the effective date of the bound policy, as such that is when the associated revenue is recognized. Where the Company’s performance obligations have been completed, but the final amount of compensation is unknown due to variable factors, we estimate the amount of such compensation. We recognize subsequent commission adjustments upon our receipt of additional information or final settlement, whichever occurs first.
To a lesser extent, the Company earns revenues in the form of fees. Like commissions, fees paid to us in lieu of commission, are recognized upon the effective date of the bound policy. When we are paid a fee for service, however, the associated revenue is recognized over a period of time that coincides with when the customer simultaneously receives and consumes the benefit of our work, which characterizes most of our claims processing arrangements and various services performed in our employee benefits practices. Other fees are typically recognized upon the completion of the delivery of the agreed-upon services to the customer.
Management determines a policy cancellation reserve based upon historical cancellation experience adjusted in accordance with known circumstances.
Please see Note 2 “Revenues” in the “Notes to Consolidated Financial Statements” for additional information regarding the nature and timing of our revenues.
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
Acquisition purchase prices are typically based upon a multiple of average annual operating profit and/or core revenue earned over a one to three-year period within a minimum and maximum price range. The recorded purchase prices for all acquisitions include an estimation of the fair value of liabilities associated with any potential earn-out provisions, where an earn-out is part of the negotiated transaction. Subsequent changes in the fair value of earn-out obligations are recorded in the Consolidated Statement of Income when changes to the expected performance of the associated business are realized.
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
Management assesses the recoverability of our goodwill and our amortizable intangibles and other long-lived assets annually and whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Any of the following factors, if present, may trigger an impairment review: (i) a significant underperformance relative to historical or projected future operating results, (ii) a significant negative industry or economic trend, and (iii) a significant decline in our market capitalization. If the recoverability of these assets is unlikely because of the existence of one or more of the above-referenced factors, an impairment analysis is performed. Management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these assets. If these estimates or related assumptions change in the future, we may be required to revise the assessment and, if appropriate, record an impairment charge. We completed our most recent evaluation of impairment for goodwill as of November 30, 2018 and determined that the fair value of goodwill exceeded the carrying value of such assets. Additionally, there have been no impairments recorded for amortizable intangible assets for the years ended December 31, 2018, 2017 and 2016.
Non-Cash Stock-Based Compensation
We grant non-vested stock awards to our employees, with the related compensation expense recognized in the financial statements over the associated service period based upon the grant-date fair value of those awards.
During the first quarter of 2017, the performance conditions for 326,808 shares of the Company’s common stock granted under the Company’s Stock Incentive Plan were determined by the Compensation Committee to have been satisfied relative to performance-based grants issued in 2012. These grants had a performance measurement period that concluded on December 31, 2016.  The vesting condition for these grants requires continuous employment for a period of up to ten years from the January 2012 grant date in order for the awarded shares to become fully vested and nonforfeitable.  As a result of the awarding of these shares, the grantees will be eligible to receive payments of dividends and exercise voting privileges after the awarding date, and the awarded shares will be included as issued and outstanding common stock shares and included in the calculation of basic and diluted net income per share where the net income attributable to unvested awarded stock plans is excluded from the total net income attributable to common shares.
During the first quarter of 2018, the performance conditions for 260,344 shares of the Company’s common stock granted under the Company’s Stock Incentive Plan were determined by the Compensation Committee to have been satisfied relative to performance-based grants issued in 2013. These grants had a performance measurement period that concluded on December 31, 2017.  The vesting condition for these grants requires continuous employment for a period of up to ten years from the January 2013 grant date in order for the awarded shares to become fully vested and nonforfeitable.  During the third quarter of 2018, the performance conditions for 2,229,561 shares of the Company’s common stock granted under the Company’s Stock Incentive Plan were determined by the Compensation Committee to have been satisfied relative to performance-based grants issued in July 2013. These grants had a performance measurement period that concluded on June 30, 2018.  The vesting condition for these grants requires continuous employment for a period of up to seven years from the July 2013 grant date in order for the awarded shares to become fully vested and nonforfeitable. As a result of the awarding of these shares, the grantees will be eligible to receive payments of dividends and exercise voting privileges after the awarding date, and the awarded shares will be included as issued and outstanding common stock shares and included in the calculation of basic and in diluted net income per share where the net income attributable to unvested awarded stock plans is excluded from the total net income attributable to common shares.
During the first quarter of 2019, the performance conditions for approximately 2.0 million shares of the Company’s common stock granted under the Company’s Stock Incentive Plan were determined by the Compensation Committee to have been satisfied relative to performance-based grants issued in 2014 and 2016. These grants had a performance measurement period that concluded on December 31, 2018.  The vesting condition for these grants requires continuous employment for a period of up to seven years from the 2014 grant date and five years from the 2016 grant date in order for the awarded shares to become fully vested and nonforfeitable.  As a result of the awarding of these shares, the grantees will be eligible to receive payments of dividends and exercise voting privileges after the awarding date, and the awarded shares will be included as issued and outstanding common stock shares and included in the calculation of basic and diluted net income per share.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Consolidated Financial Statements and related Notes.
Financial information relating to our Consolidated Financial Results is as follows:

(in thousands, except percentages)	2018	% Change	2017	% Change	2016
REVENUES
Core commissions and fees	$1,944,021	8.3%	$1,794,714	5.7%	$1,697,308
Profit-sharing contingent commissions	55,875	7.1%	52,186	(3.4)%	54,000
Guaranteed supplemental commissions	9,961	(3.9)%	10,370	(9.7)%	11,479
Commissions and fees	2,009,857	8.2%	1,857,270	5.4%	1,762,787
Investment income	2,746	68.9%	1,626	11.7%	1,456
Other income, net	1,643	(92.7)%	22,451	NMF	2,386
Total revenues	2,014,246	7.1%	1,881,347	6.5%	1,766,629
EXPENSES
Employee compensation and benefits	1,068,914	7.5%	994,652	7.5%	925,217
Other operating expenses	332,118	17.2%	283,470	7.8%	262,872
(Gain)/loss on disposal	(2,175)	0.8%	(2,157)	67.1%	(1,291)
Amortization	86,544	1.3%	85,446	(1.4)%	86,663
Depreciation	22,834	0.6%	22,698	8.1%	21,003
Interest	40,580	5.9%	38,316	(3.0)%	39,481
Change in estimated acquisition earn-out payables	2,969	(67.7)%	9,200	0.2%	9,185
Total expenses	1,551,784	8.4%	1,431,625	6.6%	1,343,130
Income before income taxes	462,462	2.8%	449,722	6.2%	423,499
Income taxes	118,207	136.0%	50,092	(69.8)%	166,008
NET INCOME	$344,255	(13.8)%	$399,630	55.2%	$257,491
Income Before Income Taxes Margin	23.0%		23.9%		24.0%
EBITDAC (1)	615,389	1.7%	605,382	4.4%	579,831
EBITDAC Margin (1)	30.6%		32.2%		32.8%
Organic Revenue growth rate (1)	2.4%		4.4%		3.0%
Employee compensation and benefits relative to total revenues	53.1%		52.9%		52.4%
Other operating expenses relative to total revenues	16.5%		15.1%		14.9%
Capital expenditures	$41,520	71.6%	$24,192	36.2%	$17,765
Total assets at December 31	$6,688,668	16.4%	$5,747,550	9.2%	$5,262,734

(1) A non-GAAP measure
NMF = Not a meaningful figure
Commissions and Fees
Commissions and fees, including profit-sharing contingent commissions and GSCs for 2018, increased $152.6 million to $2,009.9 million, or 8.2% over 2017. Core commissions and fees in 2018 increased $149.3 million, of which $91.2 million represented core commissions and fees from acquisitions that had no comparable revenues in 2017; approximately $43.5 million represented net new and renewal business; approximately $16.1 million related to the impact of the adoption of the New Revenue Standard; which was offset by $1.5 million related to commissions and fees revenue from businesses divested in 2017 and 2018, which reflected an Organic Revenue growth rate of 2.4%. Profit-sharing contingent commissions and GSCs for 2018 increased by $3.3 million, or 5.2%, compared to the same period in 2017. The net increase of $3.3 million was mainly driven by an increase in profit-sharing contingent commissions and GSCs in the National Programs Segment.

Commissions and fees, including profit-sharing contingent commissions and GSCs for 2017, increased $94.5 million to $1,857.3 million, or 5.4% over 2016. Core commissions and fees in 2017 increased $97.4 million, of which approximately $27.7 million represented core commissions and fees from agencies acquired since 2016 that had no comparable revenues. After accounting for divested business of $4.9 million, the remaining net increase of $74.6 million represented net new business, which reflected an Organic Revenue growth rate of 4.4% for core commissions and fees. Profit-sharing contingent commissions and GSCs for 2017 decreased by $2.9 million, or 4.5%, compared to the same period in 2016. The net decrease of $2.9 million was mainly driven by a decrease in profit-sharing contingent commissions and GSCs in the Retail and Wholesale Brokerage Segments, as a result of increased loss ratios and lower premium rates, which was partially offset by an increase in profit-sharing contingent commissions and GSCs in the National Programs Segment.
Investment Income
Investment income increased to $2.7 million in 2018, compared with $1.6 million in 2017 and increased to $1.6 million in 2017, compared with $1.5 million in 2016. The increases in both years were due to additional interest income driven by higher interest rates and cash management activities to earn a higher yield on excess cash balances.
Other Income, Net
Other income for 2018 was $1.6 million, compared with $22.4 million in 2017 and $2.4 million in 2016. Other income consists primarily of legal settlements and other miscellaneous income. In 2017, $20.0 million of other income was recognized as a result of a legal settlement with AssuredPartners.
Employee Compensation and Benefits
Employee compensation and benefits expense increased 7.5%, or $74.3 million, in 2018 over 2017. This increase included $34.8 million of compensation costs related to stand-alone acquisitions that had no comparable costs in the same period of 2017. Therefore, employee compensation and benefits expense attributable to those offices that existed in the same time periods of 2018 and 2017 increased by $39.5 million or 3.9%. This underlying employee compensation and benefits expense increase was primarily related to (i) an increase in staff salaries attributable to salary inflation, higher volumes in portions of our business and the mix of business across the company; (ii) increased producer commissions due to higher revenue; partially offset by (iii) a decrease of approximately $8.8 million in commission expense as a result of the adoption of the New Revenue Standard which requires the deferral of incremental costs to obtain a customer contract, and (iv) the increase in the value of corporate-owned life insurance policies associated with our deferred compensation plan which is substantially offset in other operating expenses. Employee compensation and benefits expense as a percentage of total revenues was 53.1% for 2018 as compared to 52.9% for the year ended December 31, 2017.
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
Other Operating Expenses
Other operating expenses in 2018 increased 17.2%, or $48.6 million, over 2017, of which $14.0 million was related to acquisitions that had no comparable costs in the same period of 2017. The other operating expenses for those offices that existed in the same periods in both 2018 and 2017 increased by $34.7 million or 6.6%, which was primarily attributable to (i) additional expenses associated with our investment in information technology and higher value-added consulting services; (ii) an increase of approximately $10.5 million for costs that had previously been reported on a net basis as contra-revenue prior to the adoption of the New Revenue Standard ; (iii) the increase in the value of corporate-owned life insurance policies associated with our deferred compensation plan which was substantially offset by employee compensation and benefits and partially offset by (iv) the benefits from our strategic purchasing program. Other operating expenses as a percentage of total revenues was 16.5% in 2018 as compared to 15.1% for the year ended December 31, 2017.
Other operating expenses in 2017 increased 7.8%, or $20.6 million, over 2016, of which $3.3 million was related to acquisitions that had no comparable costs in the same period of 2016. The other operating expenses for those offices that existed in the same periods in both 2017 and 2016, increased by $17.3 million or 6.6%, which was primarily attributable to (i) higher data processing costs related to our multi-year technology investment program, (ii) the receipt of certain premium tax refunds by our National Flood Program business in 2016, and (iii) professional fees at our National Programs Division. Other operating expenses as a percentage of total revenues was 15.1% in 2017 and 14.9% in 2016.

Gain or Loss on Disposal
The Company recognized gains on disposal of $2.2 million in 2018 and 2017 and $1.3 million in 2016. The change in the gain on disposal was due to activity associated with book of business sales. Although we are not in the business of selling customer accounts, we periodically sell an office or a book of business (one or more customer accounts) that we believe does not produce reasonable margins or demonstrate a potential for growth, or because doing so is in the Company’s best interest.
Amortization
Amortization expense increased $1.1 million, or 1.3%, in 2018, and decreased $1.2 million, or 1.4%, in 2017. The increase in 2018 is a result of the addition of intangibles associated with newly acquired businesses and the decrease in 2017 is a result of certain intangibles becoming fully amortized or otherwise written off as part of disposed businesses, which was partially offset by the amortization of new intangibles from recently acquired businesses.
Depreciation
Depreciation expense increased $0.1 million, or 0.6%, in 2018, and increased $1.7 million, or 8.1% in 2017 as compared to 2016. These increases are due primarily to the addition of fixed assets resulting from capital projects related to our multi-year technology investment program and other business initiatives.
Interest Expense
Interest expense increased $2.3 million, or 5.9%, in 2018 from 2017, and decreased $1.2 million, or 3.0% in 2017 from 2016. The increase in 2018 was due primarily to the additional debt added in the fourth quarter with increased payments for newly acquired businesses, as well as increased interest rate exposure on the Company’s floating rate notes. The decrease in 2017 was due primarily to having less total debt outstanding.
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
As of December 31, 2018, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820-Fair Value Measurement. The resulting net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the years ended December 31, 2018, 2017 and 2016 were as follows:

(in thousands)	2018	2017	2016
Change in fair value of estimated acquisition earn-out payables	$603	$6,874	$6,338
Interest expense accretion	2,366	2,326	2,847
Net change in earnings from estimated acquisition earn-out payables	$2,969	$9,200	$9,185
For the years ended December 31, 2018, 2017 and 2016, the fair value of estimated earn-out payables was re-evaluated and increased by $0.6 million, $6.9 million and $6.3 million, respectively, which resulted in charges to the Consolidated Statement of Income.
As of December 31, 2018, the estimated acquisition earn-out payables equaled $89.9 million, of which $21.1 million was recorded as accounts payable and $68.8 million was recorded as other non-current liability. As of December 31, 2017, the estimated acquisition earn-out payables equaled $36.2 million, of which $25.1 million was recorded as accounts payable and $11.1 million was recorded as other non-current liability.

Income Taxes
The effective tax rate on income from operations was 25.6% in 2018, 11.1% in 2017, and 39.2% in 2016. The Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”) makes changes to the U.S. tax code that affected our income tax rate in 2017 and 2018. The Tax Reform Act reduces the U.S. federal corporate income tax rate from 35.0% to 21.0% and requires companies to pay a one-time transition tax on certain unrepatriated earnings from foreign subsidiaries that is payable over eight years. The Tax Reform Act also establishes new tax laws that became effective January 1, 2018. The 2018 effective tax rate reflects the reduction in the federal corporate income tax rate. The 2017 effective tax rate reflects the revaluation of deferred tax liabilities as described in Part II, Note 10 “Income Taxes,” in addition to adoption of FASB Accounting Standards Update 2016-09, “Improvements to Employee Share Based Payment Accounting” (“ASU 2016-09”) in the first quarter of 2017. ASU 2016-09, which requires upon vesting of stock-based compensation, any tax implications be treated as a discrete credit to the income tax expense in the quarter of vesting, amends guidance issued in ASC Topic 718, Compensation - Stock Compensation.
RESULTS OF OPERATIONS — SEGMENT INFORMATION
As discussed in Note 16 “Segment Information” of the Notes to Consolidated Financial Statements, we operate four reportable segments: Retail, National Programs, Wholesale Brokerage and Services. On a segmented basis, changes in amortization, depreciation and interest expenses generally result from activity associated with acquisitions. Likewise, other income in each segment reflects net gains primarily from legal settlements and miscellaneous income. As such, in evaluating the operational efficiency of a segment, management focuses on the Organic Revenue growth rate of core commissions and fees, the ratio of total employee compensation and benefits to total revenues, and the ratio of other operating expenses to total revenues.
The reconciliation of total commissions and fees, included in the Consolidated Statement of Income, to Organic Revenue for the years ended December 31, 2018 and 2017 is as follows:

	Year Ended December 31,
(in thousands)	2018	2017
Commissions and fees	$2,009,857	$1,857,270
Profit-sharing contingent commissions	(55,875)	(52,186)
Guaranteed supplemental commissions	(9,961)	(10,370)
Core commissions and fees	1,944,021	1,794,714
New Revenue Standard impact on core commissions and fees	(16,091)	—
Acquisition revenues	(91,177)	—
Divested businesses	—	(1,490)
Organic Revenue	$1,836,753	$1,793,224

The reconciliation of total commissions and fees to Organic Revenue for the year ended December 31, 2018, by Segment, are as follows:

2018	Retail(1)		National Programs		Wholesale Brokerage		Services		Total
(in thousands, except percentages)	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Commissions and fees	$1,040,574	$942,039	$493,878	$479,017	$286,364	$271,141	$189,041	$165,073	$2,009,857	$1,857,270
Total change	$98,535		$14,861		$15,223		$23,968		$152,587
Total growth %	10.5%		3.1%		5.6%		14.5%		8.2%
Profit-sharing contingent commissions	(24,517)	(23,377)	(23,896)	(20,123)	(7,462)	(8,686)	—	—	(55,875)	(52,186)
GSCs	(8,535)	(9,108)	(76)	(31)	(1,350)	(1,231)	—	—	(9,961)	(10,370)
Core commissions and fees	$1,007,522	$909,554	$469,906	$458,863	$277,552	$261,224	$189,041	$165,073	$1,944,021	$1,794,714
New Revenue Standard	1,254	—	(7,973)	—	935	—	(10,307)	—	(16,091)	—
Acquisition revenues	(73,405)	—	(7,289)	—	(2,514)	—	(7,969)	—	(91,177)	—
Divested business	—	(1,270)	—	(114)	—	(106)	—	—	—	(1,490)
Organic Revenue(2)	$935,371	$908,284	$454,644	$458,749	$275,973	$261,118	$170,765	$165,073	$1,836,753	$1,793,224
Organic Revenue growth(2)	$27,087		$(4,105)		$14,855		$5,692		$43,529
Organic Revenue growth %(2)	3.0%		(0.9)%		5.7%		3.4%		2.4%

(1)
The Retail Segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 16 of the Notes to the Consolidated Financial Statements, which includes corporate and consolidation items.

(2)	A non-GAAP financial measure.
The reconciliation of total commissions and fees, included in the Consolidated Statement of Income, to Organic Revenue for the years ended December 31, 2017 and 2016, is as follows:

	Year Ended December 31,
(in thousands)	2017	2016
Commissions and fees	$1,857,270	$1,762,787
Profit-sharing contingent commissions	(52,186)	(54,000)
Guaranteed supplemental commissions	(10,370)	(11,479)
Core commissions and fees	1,794,714	1,697,308
Acquisition revenues	(27,739)	—
Divested businesses	—	(4,912)
Organic Revenue	$1,766,975	$1,692,396

The reconciliation of total commissions and fees to Organic Revenue for the year ended December 31, 2017, by Segment, are as follows:

2017	Retail(1)		National Programs		Wholesale Brokerage		Services		Total
(in thousands, except percentages)	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Commissions and fees	$942,039	$916,084	$479,017	$447,808	$271,141	$242,813	$165,073	$156,082	$1,857,270	$1,762,787
Total change	$25,955		$31,209		$28,328		$8,991		$94,483
Total growth %	2.8%		7.0%		11.7%		5.8%		5.4%
Profit-sharing contingent commissions	(23,377)	(25,207)	(20,123)	(17,306)	(8,686)	(11,487)	—	—	(52,186)	(54,000)
GSCs	(9,108)	(9,787)	(31)	(23)	(1,231)	(1,669)	—	—	(10,370)	(11,479)
Core commissions and fees	$909,554	$881,090	$458,863	$430,479	$261,224	$229,657	$165,073	$156,082	$1,794,714	$1,697,308
Acquisition revenues	(8,151)	—	(2,296)	—	(16,442)	—	(850)	—	(27,739)	—
Divested business	—	(4,838)	—	(277)	—	—	—	203	—	(4,912)
Organic Revenue(2)	$901,403	$876,252	$456,567	$430,202	$244,782	$229,657	$164,223	$156,285	$1,766,975	$1,692,396
Organic Revenue growth(2)	$25,151		$26,365		$15,125		$7,938		$74,579
Organic Revenue growth %(2)	2.9%		6.1%		6.6%		5.1%		4.4%

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
The reconciliation of total commissions and fees, included in the Consolidated Statement of Income, to Organic Revenue for the years ended December 31, 2016 and 2015, is as follows:

	Year Ended December 31,
(in thousands)	2016	2015
Commissions and fees	$1,762,787	$1,656,951
Profit-sharing contingent commissions	(54,000)	(51,707)
Guaranteed supplemental commissions	(11,479)	(10,026)
Core commissions and fees	1,697,308	1,595,218
Acquisition revenues	(61,713)	—
Divested businesses	—	(6,669)
Organic Revenue	$1,635,595	$1,588,549

The reconciliation of total commissions and fees to Organic Revenue for the year ended December 31, 2016, by Segment, are as follows:

2016	Retail(1)		National Programs		Wholesale Brokerage		Services		Total
(in thousands, except percentages)	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Commissions and fees	$916,084	$866,465	$447,808	$428,473	$242,813	$216,638	$156,082	$145,375	$1,762,787	$1,656,951
Total change	$49,619		$19,335		$26,175		$10,707		$105,836
Total growth %	5.7%		4.5%		12.1%		7.4%		6.4%
Profit-sharing contingent commissions	(25,207)	(22,051)	(17,306)	(15,558)	(11,487)	(14,098)	—	—	(54,000)	(51,707)
GSCs	(9,787)	(8,291)	(23)	(30)	(1,669)	(1,705)	—	—	(11,479)	(10,026)
Core commissions and fees	$881,090	$836,123	$430,479	$412,885	$229,657	$200,835	$156,082	$145,375	$1,697,308	$1,595,218
Acquisition revenues	(31,151)	—	(1,680)	—	(20,164)	—	(8,718)	—	(61,713)	—
Divested business	—	(1,926)	—	(1,296)	—	—	—	(3,447)	—	(6,669)
Organic Revenue(2)	$849,939	$834,197	$428,799	$411,589	$209,493	$200,835	$147,364	$141,928	$1,635,595	$1,588,549
Organic Revenue growth(2)	$15,742		$17,210		$8,658		$5,436		$47,046
Organic Revenue growth %(2)	1.9%		4.2%		4.3%		3.8%		3.0%

(1)
The Retail Segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 16 of the Notes to the Consolidated Financial Statements, which includes corporate and consolidation items.

(2)	A non-GAAP financial measure.
The reconciliation of income before incomes taxes, included in the Consolidated Statement of Income, to EBITDAC, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a non-GAAP measure, for the year ended December 31, 2018, is as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Income before income taxes	$217,845	$117,375	$70,171	$34,508	$22,563	$462,462
Income Before Income Taxes Margin	20.9%	23.7%	24.4%	18.2%	NMF	23.0%

Amortization	44,386	25,954	11,391	4,813	—	86,544
Depreciation	5,289	5,486	1,628	1,558	8,873	22,834
Interest	35,969	26,181	5,254	2,869	(29,693)	40,580
Change in estimated acquisition earn-out payables	1,081	875	815	198	—	2,969
EBITDAC	$304,570	$175,871	$89,259	$43,946	$1,743	$615,389
EBITDAC Margin	29.2%	35.6%	31.1%	23.2%	NMF	30.6%

NMF = Not a meaningful figure

The reconciliation of income before incomes taxes, included in the Consolidated Statement of Income, to EBITDAC, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a non-GAAP measure, for the year ended December 31, 2017, is as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Income before income taxes	$196,616	$109,961	$68,844	$30,498	$43,803	$449,722
Income Before Income Taxes Margin	20.8%	22.9%	25.3%	18.4%	NMF	23.9%

Amortization	42,164	27,277	11,456	4,548	1	85,446
Depreciation	5,210	6,325	1,885	1,600	7,678	22,698
Interest	31,133	35,561	6,263	3,522	(38,163)	38,316
Change in estimated acquisition earn-out payables	8,087	786	327	—	—	9,200
EBITDAC	$283,210	$179,910	$88,775	$40,168	$13,319	$605,382
EBITDAC Margin	30.0%	37.5%	32.7%	24.3%	NMF	32.2%

NMF = Not a meaningful figure
The reconciliation of income before incomes taxes, included in the Consolidated Statement of Income, to EBITDAC, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a non-GAAP measure, for the year ended December 31, 2016, is as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Income before income taxes	$188,001	$91,762	$62,623	$24,338	$56,775	$423,499
Income Before Income Taxes Margin	20.5%	20.5%	25.8%	15.6%	NMF	24.0%

Amortization	43,447	27,920	10,801	4,485	10	86,663
Depreciation	6,191	7,868	1,975	1,881	3,088	21,003
Interest	38,216	45,738	3,976	4,950	(53,399)	39,481
Change in estimated acquisition earn-out payables	10,253	207	(274)	(1,001)	—	9,185
EBITDAC	$286,108	$173,495	$79,101	$34,653	$6,474	$579,831
EBITDAC Margin	31.2%	38.7%	32.5%	22.2%	NMF	32.8%

NMF = Not a meaningful figure

Retail Segment
The Retail Segment provides a broad range of insurance products and services to commercial, public and quasi-public, professional and individual insured customers. Approximately 85.9% of the Retail Segment’s commissions and fees revenue is commission based. Because most of our other operating expenses are not correlated to changes in commissions on insurance premiums, a significant portion of any fluctuation in the commissions we receive, net of related producer compensation and cost to fulfill expense deferrals and releases as required by the New Revenue Standard, will result in a similar fluctuation in our income before income taxes, unless we make incremental investments or modifications to the costs in the organization.
Financial information relating to our Retail Segment is as follows:

(in thousands, except percentages)	2018	% Change	2017	% Change	2016
REVENUES
Core commissions and fees	$1,008,639	10.9%	$909,762	3.2%	$881,729
Profit-sharing contingent commissions	24,517	4.9%	23,377	(7.3)%	25,207
Guaranteed supplemental commissions	8,535	(6.3)%	9,108	(6.9)%	9,787
Commissions and fees	1,041,691	10.6%	942,247	2.8%	916,723
Investment income	2	(75.0)%	8	(78.4)%	37
Other income, net	1,070	(11.2)%	1,205	86.5%	646
Total revenues	1,042,763	10.5%	943,460	2.8%	917,406
EXPENSES
Employee compensation and benefits	570,222	10.6%	515,477	6.0%	486,303
Other operating expenses	169,104	15.0%	147,084	0.5%	146,286
(Gain)/loss on disposal	(1,133)	(51.0)%	(2,311)	79.0%	(1,291)
Amortization	44,386	5.3%	42,164	(3.0)%	43,447
Depreciation	5,289	1.5%	5,210	(15.8)%	6,191
Interest	35,969	15.5%	31,133	(18.5)%	38,216
Change in estimated acquisition earn-out payables	1,081	(86.6)%	8,087	(21.1)%	10,253
Total expenses	824,918	10.5%	746,844	2.4%	729,405
Income before income taxes	$217,845	10.8%	$196,616	4.6%	$188,001
Income Before Income Taxes Margin (1)	20.9%		20.8%		20.5%
EBITDAC (1)	304,570	7.5%	283,210	(1.0)%	286,108
EBITDAC Margin (1)	29.2%		30.0%		31.2%
Organic Revenue growth rate (1)	3.0%		2.9%		1.9%
Employee compensation and benefits relative to total revenues	54.7%		54.6%		53.0%
Other operating expenses relative to total revenues	16.2%		15.6%		15.9%
Capital expenditures	$6,858	52.6%	$4,494	(24.5)%	$5,951
Total assets at December 31	$5,850,045	37.5%	$4,255,515	10.4%	$3,854,393

(1) A non-GAAP measure
NMF = Not a meaningful figure
The Retail Segment’s total revenues in 2018 increased 10.5%, or $99.3 million, over the same period in 2017, to $1,042.8 million. The $98.9 million increase in core commissions and fees was driven by the following: (i) approximately $73.4 million related to the core commissions and fees from acquisitions that had no comparable revenues in the same period of 2017; (ii) $28.1 million related to net new and renewal business; offset by (iii) $1.3 million related to the impact of adopting the New Revenue Standard; and (iv) a decrease of $1.3 million related to commissions and fees from businesses divested in 2017 and 2018. Profit-sharing contingent commissions and GSCs in 2018 increased 1.7%, or $0.6 million, over 2017, to $33.1 million. The Retail Segment’s growth rate for total commissions and fees was 10.6% and the Organic Revenue growth rate was 3.0% for 2018. The Organic Revenue growth rate was driven by increased new business and higher retention across most lines of business the preceding twelve months.
Income before income taxes for 2018 increased 10.8%, or $21.2 million, over the same period in 2017, to $217.8 million. The primary factors affecting this increase were: (i) the net increase in revenue as described above, (ii) offset by a 10.6%, or $54.7 million, increase in employee compensation and benefits, due primarily to the year-on-year impact of salary inflation and additional teammates to support revenue growth, (iii) operating expenses which increased by increased by $22.0 million, or 15.0%, primarily due to our multi-year technology investment program and increased professional services to support our customers; (iv) a combined increase in amortization, depreciation and intercompany interest expense of $7.2 million resulting from our acquisition activity over the past twelve months; offset by (v) a reduction in the change in estimated acquisition earn-out payables of $7.0 million, or 86.6%, to $1.1 million.
EBITDAC for 2018 increased 7.5%, or $21.4 million, from the same period in 2017, to $304.6 million. EBITDAC Margin for 2018 decreased to 29.2% from 30.0% in the same period in 2017. EBITDAC Margin was impacted by the net increase in revenue as described above, including the New Revenue Standard, which impacted the EBITDAC Margin by approximately 90 basis points.
The Retail Segment’s total revenues in 2017 increased 2.8%, or $26.1 million, over the same period in 2016, to $943.5 million. The $28.0 million increase in core commissions and fees was driven by the following: (i) $24.6 million related to net new business; (ii) approximately $8.2 million related to the core commissions and fees from acquisitions that had no comparable revenues in the same period of 2016; and (iii) an offsetting decrease of $4.8 million related to commissions and fees from businesses divested in 2016 and 2017. Profit-sharing contingent commissions and GSCs in 2017 decreased 7.2%, or $2.5 million, over 2016, to $32.5 million. The Retail Segment’s growth rate for total commissions and fees was 2.8%, and the Organic Revenue growth rate was 2.9% for 2017. The Organic Revenue growth rate was driven by increased new business and higher retention during the preceding twelve months, along with continued increases in commercial auto and employee benefits rates and underlying exposure unit values that drive insurance premiums.
Income before income taxes for 2017 increased 4.6%, or $8.6 million, over the same period in 2016, to $196.6 million. The primary factors affecting this increase were: (i) the net increase in revenue as described above, which was offset by (ii) a 6.0%, or $29.2 million, increase in employee compensation and benefits, due primarily to the year-on-year impact of salary inflation, additional teammates to support revenue growth and the incremental investment in our performance incentive plan, (iii) an increase in operating expenses by $0.8 million, or 0.5%, primarily due to our multi-year technology investment program and increased value-added consulting services to support our customers; offset by (iv) a reduction in the change in estimated acquisition earn-out payables of $2.2 million, or 21.1%, to $8.1 million, and (v) a combined decrease in amortization, depreciation and intercompany interest expense of $9.3 million.
EBITDAC for 2017 decreased 1.0%, or $2.9 million, from the same period in 2016, to $283.2 million. EBITDAC Margin for 2017 decreased to 30.0% from 31.2% in the same period in 2016. EBITDAC Margin was impacted by the factors impacting employee compensation and benefits as well as other operating expenses described above, partially offset by the net increase in revenue as described above.

National Programs Segment
The National Programs Segment manages over 40 programs supported by approximately one hundred well-capitalized carrier partners. In most cases, the insurance carriers that support the programs have delegated underwriting and, in many instances, claims-handling authority to our programs operations. These programs are generally distributed through a nationwide network of independent agents and Brown & Brown retail agents, and offer targeted products and services designed for specific industries, trade groups, professions, public entities and market niches. The National Programs Segment operations can be grouped into five broad categories: Professional Programs, Personal Lines Programs, Commercial Programs, Public Entity-Related Programs and the National Flood Program. The National Programs Segment’s revenue is primarily commission based.
Financial information relating to our National Programs Segment is as follows:

(in thousands, except percentages)	2018	% Change	2017	% Change	2016
REVENUES
Core commissions and fees	$469,906	2.4%	$458,863	6.6%	$430,479
Profit-sharing contingent commissions	23,896	18.7%	20,123	16.3%	17,306
Guaranteed supplemental commissions	76	145.2%	31	34.8%	23
Commissions and fees	493,878	3.1%	479,017	7.0%	447,808
Investment income	506	31.8%	384	(38.9)%	628
Other income, net	79	(80.8)%	412	NMF	80
Total revenues	494,463	3.1%	479,813	7.0%	448,516
EXPENSES
Employee compensation and benefits	219,166	8.6%	201,816	5.6%	191,199
Other operating expenses	98,012	—%	97,988	16.9%	83,822
(Gain)/loss on disposal	1,414	NMF	99	—%	—
Amortization	25,954	(4.9)%	27,277	(2.3)%	27,920
Depreciation	5,486	(13.3)%	6,325	(19.6)%	7,868
Interest	26,181	(26.4)%	35,561	(22.3)%	45,738
Change in estimated acquisition earn-out payables	875	11.3%	786	NMF	207
Total expenses	377,088	2.0%	369,852	3.7%	356,754
Income before income taxes	$117,375	6.7%	$109,961	19.8%	$91,762
Income Before Income Taxes Margin (1)	23.7%		22.9%		20.5%
EBITDAC (1)	175,871	(2.2)%	179,910	3.7%	173,495
EBITDAC Margin (1)	35.6%		37.5%		38.7%
Organic Revenue growth rate (1)	(0.9)%		6.1%		4.2%
Employee compensation and benefits relative to total revenues	44.3%		42.1%		42.6%
Other operating expenses relative to total revenues	19.8%		20.4%		18.7%
Capital expenditures	$12,391	108.7%	$5,936	(14.9)%	$6,977
Total assets at December 31	$2,940,097	(10.0)%	$3,267,486	20.5%	$2,711,378

(1) A non-GAAP measure
NMF = Not a meaningful figure
The National Programs Segment’s total revenues in 2018 increased 3.1%, or $14.7 million, over 2017, to a total $494.5 million. The $11.0 million increase in core commissions and fees was driven by the following: (i) $7.9 million related to the impact of adopting the New Revenue Standard; (ii) an increase of approximately $7.3 million related to core commissions and fees from acquisitions that had no comparable revenues in 2017; which was offset by (iii) $4.1 million related to net new and renewal business, which was impacted by lower weather related claims revenue as compared to the prior year; and (iv) a decrease of $0.1 million related to commissions and fees recorded in 2017 from businesses since divested. Profit-sharing contingent commissions and GSCs were $24.0 million in 2018, which was an increase of $3.8 million over 2017, which was primarily driven by the improved loss experience of our carrier partners.
The National Programs Segment’s growth rate for total commissions and fees was 3.1% and the Organic Revenue growth rate was (0.9)% for 2018. The total commissions and fees growth was mainly due to recognizing a full year of revenues for our core commercial program, new acquisitions, strong growth in our earthquake programs, increased profit-sharing contingent commissions and a non-recurring adjustment of approximately $8.0 million relating to the New Revenue Standard with an offset for the lower weather-related claims revenue. The Organic Revenue growth rate decline was driven substantially by lower flood claims revenue as compared to the prior year.
Income before income taxes for 2018 increased 6.7%, or $7.4 million, from the same period in 2017, to $117.4 million. The increase was the result of a lower intercompany interest charge of $9.4 million, growth in a number of our programs, and was offset by the investment in our core commercial program, and lower weather-related claims revenue.
EBITDAC for 2018 decreased 2.2%, or $4.0 million, from the same period in 2017, to $175.9 million. EBITDAC Margin for 2018 decreased to 35.6% from 37.5% in the same period in 2017. The decrease in EBITDAC Margin was related to (i) increased employee compensation and benefits primarily driven by the investment in our core commercial program; (ii) a decrease in weather-related claims revenue compared to the prior year which has a margin higher than the average margin of the National Programs Segment; partially offset by (iii) the total revenue growth.
The National Programs Segment’s total revenues in 2017 increased 7.0%, or $31.3 million, over 2016, to a total of $479.8 million. The $28.4 million increase in core commissions and fees was driven by the following: (i) $26.4 million related to net new business; (ii) an increase of approximately $2.3 million related to core commissions and fees from acquisitions that had no comparable revenues in 2016; and which was offset by (iii) a decrease of $0.3 million related to commissions and fees recorded in 2016 from businesses since divested. Profit-sharing contingent commissions and GSCs were $20.2 million in 2017, which was an increase of $2.8 million over 2016, which was primarily driven by the improved loss experience of our carrier partners.
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
Income before income taxes for 2017 increased 19.8%, or $18.2 million, from the same period in 2016, to $110.0 million. The increase was the result of a lower intercompany interest charge of $10.2 million, along with leveraging revenue growth of $31.3 million.
EBITDAC for 2017 increased 3.7%, or $6.4 million, from the same period in 2016, to $179.9 million. EBITDAC Margin for 2017 decreased to 37.5% from 38.7% in the same period in 2016. The decrease in EBITDAC Margin was related to (i) the investment in our new core commercial program; which was partially offset by (ii) increased flood claims processing revenue which has a higher than average margin.

Wholesale Brokerage Segment
The Wholesale Brokerage Segment markets and sells excess and surplus commercial and personal lines insurance, primarily through independent agents and brokers, including Brown & Brown retail agents. Like the Retail and National Programs Segments, the Wholesale Brokerage Segment’s revenues are primarily commission based.
Financial information relating to our Wholesale Brokerage Segment is as follows:

(in thousands, except percentages)	2018	% Change	2017	% Change	2016
REVENUES
Core commissions and fees	$277,552	6.3%	$261,224	13.7%	$229,657
Profit-sharing contingent commissions	7,462	(14.1)%	8,686	(24.4)%	11,487
Guaranteed supplemental commissions	1,350	9.7%	1,231	(26.2)%	1,669
Commissions and fees	286,364	5.6%	271,141	11.7%	242,813
Investment income	165	—%	—	(100.0)%	4
Other income, net	485	(18.6)%	596	108.4%	286
Total revenues	287,014	5.6%	271,737	11.8%	243,103
EXPENSES
Employee compensation and benefits	147,571	6.7%	138,297	13.5%	121,863
Other operating expenses	50,177	12.3%	44,665	6.0%	42,139
(Gain)/loss on disposal	7	—%	—	—%	—
Amortization	11,391	(0.6)%	11,456	6.1%	10,801
Depreciation	1,628	(13.6)%	1,885	(4.6)%	1,975
Interest	5,254	(16.1)%	6,263	57.5%	3,976
Change in estimated acquisition earn-out payables	815	NMF	327	NMF	(274)
Total expenses	216,843	6.9%	202,893	12.4%	180,480
Income before income taxes	$70,171	1.9%	$68,844	9.9%	$62,623
Income Before Income Taxes Margin (1)	24.4%		25.3%		25.8%
EBITDAC (1)	89,259	0.5%	88,775	12.2%	79,101
EBITDAC Margin (1)	31.1%		32.7%		32.5%
Organic Revenue growth rate(1)	5.7%		6.6%		4.3%
Employee compensation and benefits relative to total revenues	51.4%		50.9%		50.1%
Other operating expenses relative to total revenues	17.5%		16.4%		17.3%
Capital expenditures	$2,518	37.1%	$1,836	41.1%	$1,301
Total assets at December 31	$1,283,877	1.9%	$1,260,239	13.7%	$1,108,829

(1) A non-GAAP measure
NMF = Not a meaningful figure
The Wholesale Brokerage Segment’s total revenues for 2018 increased 5.6%, or $15.3 million, over 2017, to $287.0 million. The $16.3 million increase in core commissions and fees was driven by the following: (i) $14.9 million related to net new and renewal business; (ii) $2.5 million related to the core commissions and fees from acquisitions that had no comparable revenues in 2017; which was offset by (iii) a decrease of $0.9 million related to the impact of adopting the New Revenue Standard; and (iv) a decrease of $0.1 million related to commissions and fees recorded in 2017 from businesses since divested. Profit-sharing contingent commissions and GSCs for 2018 decreased $1.1 million over 2017, to $8.8 million. This decrease was driven by higher loss ratios experienced for several carriers due to losses associated with 2017 weather-related events. The Wholesale Brokerage Segment’s growth rate for total commissions and fees was 5.6%, and the Organic Revenue growth rate was 5.7% for 2018. The Organic Revenue growth rate was driven by net new business and modest increases in exposure units that were partially offset by slightly decreasing rates.
Income before income taxes for 2018 increased 1.9%, or $1.3 million, over 2017, to $70.2 million, primarily due to the following: (i) the net increase in revenue as described above, which was offset by (ii) an increase in employee compensation and benefits of $9.3 million, related to additional teammates to support increased transaction volumes, compensation increases for existing teammates, and additional non-cash stock-based compensation expense; (iii) a decrease in profit from lower profit-sharing contingent commissions and GSCs; and (iv) a net $5.5 million increase in operating expenses, primarily related to intercompany technology charges that had no comparable expenses in the same period of 2017.
EBITDAC for 2018 increased 0.5%, or $0.5 million, from the same period in 2017, to $89.3 million. EBITDAC Margin for 2018 decreased to 31.1% from 32.7% in the same period in 2017. The decrease in EBITDAC Margin was primarily driven by the net decrease in profit-sharing contingent commissions as described above and to a lesser extent the intercompany technology charges and increased non-cash stock-based compensation costs, which more than offset margin expansion from leveraging of Organic Revenue growth.
The Wholesale Brokerage Segment’s total revenues for 2017 increased 11.8%, or $28.6 million, over 2016, to $271.7 million. The $31.6 million net increase in core commissions and fees was driven by the following: (i) $16.5 million related to the core commissions and fees from acquisitions that had no comparable revenues in 2016; and (ii) $15.1 million related to net new business. Profit-sharing contingent commissions and GSCs for 2017 decreased $3.2 million over 2016, to $9.9 million. This decrease was driven by higher loss ratios experienced for several carriers, and partially offset by profit-sharing contingent commissions received from acquisitions that had no comparable profit-sharing contingent commissions in 2016. The Wholesale Brokerage Segment’s growth rate for total commissions and fees was 11.7%, and the Organic Revenue growth rate was 6.6% for 2017, which were driven by net new business and modest increases in exposure units that were partially offset by significant contraction in insurance premium rates for catastrophe-prone properties during the first half of the year, which moderated in the latter part of the year.
Income before income taxes for 2017, increased 9.9%, or $6.2 million, over 2016, to $68.8 million, primarily due to the following: (i) the net increase in revenue as described above, offset by (ii) an increase in employee compensation and benefits of $16.4 million, of which $10.4 million was related to acquisitions that had no comparable compensation and benefits in the same period of 2016, with the remainder related to additional teammates to support increased transaction volumes and compensation increases for existing teammates, (iii) a decrease in profit from lower profit-sharing contingent commissions and GSCs, (iv) a net $2.5 million increase in operating expenses, of which $3.1 million was related to acquisitions that had no comparable expenses in the same period of 2016 and (v) higher intercompany interest charges related to acquisitions completed in the previous year.
EBITDAC for 2017 increased 12.2%, or $9.7 million, from the same period in 2016, to $88.8 million. EBITDAC Margin for 2017 increased to 32.7% from 32.5% in the same period in 2016. The increase in EBITDAC Margin was primarily driven by: (i) growth of core commissions and fees of 13.7%; and (ii) improving the EBITDAC Margin of a business acquired in 2016, which were partially offset by (iii) the net decrease in profit-sharing contingent commissions as a result of higher loss ratios.

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
Financial information relating to our Services Segment is as follows:

(in thousands, except percentages)	2018	% Change	2017	% Change	2016
REVENUES
Core commissions and fees	$189,041	14.5%	$165,073	5.8%	$156,082
Profit-sharing contingent commissions	—	—%	—	—%	—
Guaranteed supplemental commissions	—	—%	—	—%	—
Commissions and fees	189,041	14.5%	165,073	5.8%	156,082
Investment income	205	(31.4)%	299	5.7%	283
Other income, net	—	—%	—	—%	—
Total revenues	189,246	14.4%	165,372	5.8%	156,365
EXPENSES
Employee compensation and benefits	85,930	6.2%	80,944	2.7%	78,804
Other operating expenses	61,833	39.9%	44,205	3.0%	42,908
(Gain)/loss on disposal	(2,463)	NMF	55	—%	—
Amortization	4,813	5.8%	4,548	1.4%	4,485
Depreciation	1,558	(2.6)%	1,600	(14.9)%	1,881
Interest	2,869	(18.5)%	3,522	(28.8)%	4,950
Change in estimated acquisition earn-out payables	198	—%	—	(100.0)%	(1,001)
Total expenses	154,738	14.7%	134,874	2.2%	132,027
Income before income taxes	$34,508	13.1%	$30,498	25.3%	$24,338
Income Before Income Taxes Margin (1)	18.2%		18.4%		15.6%
EBITDAC (1)	43,946	9.4%	40,168	15.9%	34,653
EBITDAC Margin (1)	23.2%		24.3%		22.2%
Organic Revenue growth rate(1)	3.4%		5.1%		3.8%
Employee compensation and benefits relative to total revenues	45.4%		48.9%		50.4%
Other operating expenses relative to total revenues	32.7%		26.7%		27.4%
Capital expenditures	$1,525	47.6%	$1,033	57.5%	$656
Total assets at December 31	$471,572	18.1%	$399,240	7.4%	$371,645

(1) A non-GAAP measure
NMF = Not a meaningful figure
The Services Segment’s total revenues for 2018 increased 14.4%, or $23.9 million, over 2017, to $189.2 million. The $24.0 million increase in core commissions and fees was driven primarily by the following: (i) $10.3 million related to the impact of adopting the New Revenue Standard; (ii) $8.0 million related to the core commissions and fees from acquisitions that had no comparable revenues in the same period of 2017; and (iii) $5.7 million related to net new and renewal business. The Services Segment’s growth rate for total commissions and fees was 14.5%, and the Organic Revenue growth rate was 3.4% for 2018. The Organic Revenue growth rate was driven by growth across multiple businesses.
Income before income taxes for 2018 increased 13.1%, or $4.0 million, over 2017, to $34.5 million due to a combination of: (i) Organic Revenue growth; and (ii) lower intercompany interest charges, which were partially offset by (iii) the growth in other operating expenses associated with the New Revenue Standard and professional fees to support Organic Revenue growth.

EBITDAC for 2018 increased 9.4%, or $3.8 million, over the same period in 2017, to $43.9 million. EBITDAC Margin for 2018 decreased to 23.2% from 24.3% in the same period in 2017. The decrease in EBITDAC Margin was due to the impact of the New Revenue Standard, which resulting in recording $10.0 million of incremental year on year revenues and expenses which therefore compresses margins, along with higher non-cash stock-based compensation costs, and costs associated with onboarding new customers.
The Services Segment’s total revenues for 2017 increased 5.8%, or $9.0 million, over 2016, to $165.4 million. The $9.0 million increase in core commissions and fees was driven primarily by the following: (i) $7.9 million related to net new business; (ii) $0.9 million related to the core commissions and fees from acquisitions that had no comparable revenues in the same period of 2016; and (iii) an increase of $0.2 million related to commissions and fees recorded in 2016 from business since divested. The Services Segment’s growth rate for total commissions and fees was 5.8% and the Organic Revenue growth rate was 5.1% for 2017, primarily driven by our claims offices that handle catastrophe claims.
Income before income taxes for 2017 increased 25.3%, or $6.2 million, over 2016, to $30.5 million due to a combination of: (i) new business realized across most of our businesses, (ii) our claims offices that handled catastrophe claims, (iii) the continued efficient operation of our businesses, and (iv) lower intercompany interest charges.
EBITDAC for 2017 increased 15.9%, or $5.5 million, over the same period in 2016, to $40.2 million. EBITDAC Margin for 2017 increased to 24.3% from 22.2% in the same period in 2016. The increase in EBITDAC Margin was due to net increase in revenue as described above and effective control of expenses.
Other
As discussed in Note 16 of the Notes to Consolidated Financial Statements, the “Other” column in the Segment Information table includes any income and expenses not allocated to reportable segments, and corporate-related items, including the intercompany interest expense charges to reporting segments.
LIQUIDITY AND CAPITAL RESOURCES
The Company seeks to maintain a conservative balance sheet and liquidity profile. Our capital requirements to operate as an insurance intermediary are low and we have been able to grow and invest in our business principally through cash that has been generated from operations. We have the ability to utilize our revolving credit facility (the “Facility”), which provides up to $800.0 million in available cash, and we believe that we have access to additional funds, if needed, through the capital markets to obtain further debt financing under the current market conditions. The Company believes that its existing cash, cash equivalents, short-term investment portfolio and funds generated from operations, together with the funds available under the Facility, will be sufficient to satisfy our normal liquidity needs, including principal payments on our long-term debt, for at least the next twelve months.
Our cash and cash equivalents of $439.0 million at December 31, 2018 reflected a decrease of $134.4 million from the $573.4 million balance at December 31, 2017. During 2018, $567.5 million of cash was generated from operating activities, representing an increase of 28.4%. During this period, $923.9 million of cash was used for acquisitions, $26.6 million was used for acquisition earn-out payments, $41.5 million was used to purchase additional fixed assets, $84.7 million was used for payment of dividends, $100.0 million was used for share repurchases, and $120.0 million was used to pay outstanding principal balances owed on long-term debt.
We hold approximately $19.8 million in cash outside of the U.S., which we currently have no plans to repatriate in the near future.
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
Our ratio of current assets to current liabilities (the “current ratio”) was 1.22 and 1.13 at December 31, 2018 and 2017, respectively.

Contractual Cash Obligations
As of December 31, 2018, our contractual cash obligations were as follows:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$1,515,000	$50,000	$125,000	$840,000	$500,000
Other liabilities(1)	53,187	4,907	5,570	2,470	40,240
Operating leases	210,010	48,292	78,353	47,016	36,349
Interest obligations	251,053	57,848	109,532	68,798	14,875
Unrecognized tax benefits	1,639	—	1,639	—	—
Maximum future acquisition contingency payments(2)	198,627	43,184	155,443	—	—
Total contractual cash obligations	$2,229,516	$204,231	$475,537	$958,284	$591,464

(1)	Includes the current portion of other long-term liabilities.

(2)	Includes $89.9 million of current and non-current estimated earn-out payables.
Debt
Total debt at December 31, 2018 was $1,507.0 million net of unamortized discount and debt issuance costs, which was an increase of $530.8 million compared to December 31, 2017. The increase reflects the addition of $650.0 million in principal balances, total debt repayments of $120.0 million, net of the amortization of discounted debt related to our Senior Notes due 2024, with a fixed interest rate of 4.200% per year and debt issuance cost amortization of $1.6 million. The Company also added $0.8 million in debt issuance costs related to the Term Loan Credit Agreement (as defined below) that was executed in December 2018.
On May 10, 2018, the Company elected to prepay in full the principal balance of $100.0 million from the Series E Senior Notes, along with accrued interest of $0.7 million and a prepayment premium of $0.7 million as the notes were to mature on September 15, 2018. This resulted in a net interest expense savings of $0.8 million after deducting the pro-rated interest expense and prepayment premiums paid when compared to holding the note to maturity paying the full semi-annual coupon interest expense of $2.3 million.
On June 28, 2017, the Company entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) with the lenders named therein, JPMorgan Chase Bank, N.A. as administrative agent and certain other banks as co-syndication agents and co-documentation agents. The Amended and Restated Credit Agreement amended and restated the credit agreement dated April 17, 2014, among such parties. The Amended and Restated Credit Agreement extends the applicable maturity date of the Facility of $800.0 million to June 28, 2022 and re-evidences the unsecured term loans in the amount of $400.0 million, while also extending the applicable maturity date to June 28, 2022.
The Company borrowed approximately $600.0 million under its Revolving Credit Facility on November 15, 2018 in connection with the closing of the acquisition of certain assets and assumption of certain liabilities of Hays.
On December 21, 2018, the Company borrowed $300.0 million under a term loan credit agreement with Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., BMO Harris Bank N.A. and SunTrust Bank as co-syndication agents, and Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, BMO Capital Markets Corp. and SunTrust Robinson Humphrey, Inc. as joint lead arrangers and joint bookrunners (the “Term Loan Credit Agreement”). The Term Loan Credit Agreement provides for an unsecured term loan in the initial amount of $300.0 million, which may, subject to lenders’ discretion, potentially be increased up to an aggregate amount of $450.0 million (the “Term Loan”). The Term Loan is repayable over the five-year term from the effective date of the Term Loan Credit Agreement, which was December 21, 2018. Based on the Company’s net debt leverage ratio or a non-credit enhanced senior unsecured long-term debt rating as determined by Moody’s Investor Service and Standard & Poor’s Rating Service, the current rate of interest on the Term Loan is 1.25% above the adjusted 1-Month London Interbank Offered Rate (“LIBOR”). The Company used $250.0 million of the borrowings to reduce indebtedness under the Facility.
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
Our invested assets are held primarily as cash and cash equivalents, restricted cash, available-for-sale marketable debt securities, non-marketable debt securities, certificates of deposit, U.S. treasury securities, and professionally managed short duration fixed income funds. These investments are subject to interest rate risk. The fair values of our invested assets at December 31, 2018 and December 31, 2017, approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.
We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date.
As of December 31, 2018, we had $1,015.0 million of borrowings outstanding under our various credit agreements, all of which bear interest on a floating basis tied to LIBOR and is therefore subject to changes in the associated interest expense. The effect of an immediate hypothetical 10% change in interest rates would not have a material effect on our Consolidated Financial Statements.
We are subject to exchange rate risk primarily in our U.K.-based wholesale brokerage business that has a cost base principally denominated in British pounds and a revenue base in several other currencies, but principally in U.S. dollars. Based upon our foreign currency rate exposure as of December 31, 2018, an immediate 10% hypothetical changes of foreign currency exchange rates would not have a material effect on our Consolidated Financial Statements.

ITEM 8. Financial Statements and Supplementary Data.

BROWN & BROWN, INC.
CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)	For the year ended December 31,
	2018	2017	2016
REVENUES
Commissions and fees	$2,009,857	$1,857,270	$1,762,787
Investment income	2,746	1,626	1,456
Other income, net	1,643	22,451	2,386
Total revenues	2,014,246	1,881,347	1,766,629
EXPENSES
Employee compensation and benefits	1,068,914	994,652	925,217
Other operating expenses	332,118	283,470	262,872
(Gain)/loss on disposal	(2,175)	(2,157)	(1,291)
Amortization	86,544	85,446	86,663
Depreciation	22,834	22,698	21,003
Interest	40,580	38,316	39,481
Change in estimated acquisition earn-out payables	2,969	9,200	9,185
Total expenses	1,551,784	1,431,625	1,343,130
Income before income taxes	462,462	449,722	423,499
Income taxes	118,207	50,092	166,008
Net income	$344,255	$399,630	$257,491
Net income per share:
Basic	$1.24	$1.43	$0.92
Diluted	$1.22	$1.40	$0.91
Dividends declared per share	$0.31	$0.28	$0.25
See accompanying notes to Consolidated Financial Statements.

BROWN & BROWN, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)	December 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$438,961	$573,383
Restricted cash and investments	338,635	250,705
Short-term investments	12,868	24,965
Premiums, commissions and fees receivable	844,815	546,402
Reinsurance recoverable	65,396	477,820
Prepaid reinsurance premiums	337,920	321,017
Other current assets	128,716	47,864
Total current assets	2,167,311	2,242,156
Fixed assets, net	100,395	77,086
Goodwill	3,432,786	2,716,079
Amortizable intangible assets, net	898,807	641,005
Investments	17,394	13,949
Other assets	71,975	57,275
Total assets	$6,688,668	$5,747,550
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Premiums payable to insurance companies	$857,559	$685,163
Losses and loss adjustment reserve	65,212	476,721
Unearned premiums	337,920	321,017
Premium deposits and credits due customers	105,640	91,648
Accounts payable	87,345	64,177
Accrued expenses and other liabilities	279,310	228,748
Current portion of long-term debt	50,000	120,000
Total current liabilities	1,782,986	1,987,474
Long-term debt less unamortized discount and debt issuance costs	1,456,990	856,141
Deferred income taxes, net	315,732	256,185
Other liabilities	132,392	65,051
Shareholders’ Equity:
Common stock, par value $0.10 per share; authorized 560,000 shares; issued 293,380 shares and outstanding 279,583 shares at 2018, issued 286,929 shares and outstanding 276,210 shares at 2017 - in thousands. 2017 share amounts reflect the 2-for-1 stock split effective March 28, 2018	29,338	28,689
Additional paid-in capital	615,180	483,733
Treasury stock, at cost at 13,797 and 10,719 shares at 2018 and 2017, respectively - in thousands	(477,572)	(386,322)
Retained earnings	2,833,622	2,456,599
Total shareholders’ equity	3,000,568	2,582,699
Total liabilities and shareholders’ equity	$6,688,668	$5,747,550
See accompanying notes to Consolidated Financial Statements.

BROWN & BROWN, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
(in thousands, except per share data)	Shares	Par Value	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total
Balance at January 1, 2016	282,077	$28,209	$412,931	$(238,775)	$1,947,411	$2,149,776
Net income					257,491	257,491
Common stock issued for employee stock benefit plans	3,350	334	22,684			23,018
Purchase of treasury stock			11,250	(18,908)		(7,658)
Income tax benefit from exercise of stock benefit plans			7,346			7,346
Common stock issued to directors	34	4	496			500
Cash dividends paid ($0.25 per share)					(70,262)	(70,262)
Balance at December 31, 2016	285,461	28,547	454,707	(257,683)	2,134,640	2,360,211
Net income					399,630	399,630
Net unrealized holding (loss) gain on available-for-sale securities			(47)		41	(6)
Common stock issued for employee stock benefit plans	1,412	140	39,825			39,965
Purchase of treasury stock			(11,250)	(128,639)		(139,889)
Common stock issued to directors	22	2	498			500
Cash dividends paid ($0.28 per share)					(77,712)	(77,712)
Balance at December 31, 2017	286,895	28,689	483,733	(386,322)	2,456,599	2,582,699
Adoption of Topic 606 at January 1, 2018					117,515	117,515
Beginning balance after adoption of Topic 606	286,895	28,689	483,733	(386,322)	2,574,114	2,700,214
Net income					344,255	344,255
Net unrealized holding (loss) gain on available-for-sale securities			(21)		(57)	(78)
Common stock issued for employee stock benefit plans	3,096	310	39,857			40,167
Common stock issued for agency acquisitions	3,376	338	99,662			100,000
Purchase of treasury stock			(8,750)	(91,250)		(100,000)
Common stock issued to directors	13	1	699			700
Cash dividends paid ($0.31 per share)					(84,690)	(84,690)
Balance at December 31, 2018	293,380	$29,338	$615,180	$(477,572)	$2,833,622	$3,000,568

See accompanying notes to Consolidated Financial Statements.

BROWN & BROWN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2018	2017	2016
Cash flows from operating activities:
Net income	$344,255	$399,630	$257,491
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	86,544	85,446	86,663
Depreciation	22,834	22,698	21,003
Non-cash stock-based compensation	33,519	30,631	16,052
Change in estimated acquisition earn-out payables	2,969	9,200	9,185
Deferred income taxes	15,008	(102,183)	18,163
Amortization of debt discount and disposal of deferred financing costs	1,627	1,840	1,762
Accretion of discounts and premiums, investments	(10)	22	39
Income tax benefit from exercise of shares from the stock benefit plans	—	—	(7,346)
(Gain)/loss on sales of investments, fixed assets and customer accounts	(1,934)	(1,841)	596
Payments on acquisition earn-outs in excess of original estimated payables	(12,538)	(14,501)	(3,904)
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Premiums, commissions and fees receivable (increase) decrease	(93,630)	(43,306)	(63,550)
Reinsurance recoverables (increase) decrease	412,424	(399,737)	(46,115)
Prepaid reinsurance premiums (increase) decrease	(16,903)	(12,356)	982
Other assets (increase) decrease	(22,440)	(9,747)	(4,718)
Premiums payable to insurance companies (increase) decrease	141,169	37,380	66,084
Premium deposits and credits due customers increase (decrease)	13,792	7,750	527
Losses and loss adjustment reserve increase (decrease)	(411,509)	398,638	46,115
Unearned premiums increase (decrease)	16,903	12,356	(982)
Accounts payable increase (decrease)	21,880	26,798	30,174
Accrued expenses and other liabilities increase (decrease)	22,801	25,509	8,670
Other liabilities increase (decrease)	(9,232)	(32,252)	(25,849)
Net cash provided by operating activities	567,529	441,975	411,042
Cash flows from investing activities:
Additions to fixed assets	(41,520)	(24,192)	(17,765)
Payments for businesses acquired, net of cash acquired	(923,874)	(41,471)	(122,622)
Proceeds from sales of fixed assets and customer accounts	4,984	4,094	4,957
Purchases of investments	(9,284)	(10,665)	(25,872)
Proceeds from sales of investments	17,923	9,644	18,890
Net cash used in investing activities	(951,771)	(62,590)	(142,412)
Cash flows from financing activities:
Payments on acquisition earn-outs	(14,059)	(29,265)	(24,309)
Proceeds from long-term debt	300,000	—	—
Payments on long-term debt	(120,000)	(96,750)	(73,125)
Deferred debt issuance costs	(778)	(2,821)	—
Borrowings on revolving credit facilities	600,000	—	—
Payments on revolving credit facilities	(250,000)	—	—
Income tax benefit from exercise of shares from the stock benefit plans	—	—	7,346
Issuances of common stock for employee stock benefit plans	19,432	17,422	15,983
Repurchase of stock benefit plan shares for employees to fund tax withholdings	(12,155)	(7,565)	(8,495)
Purchase of treasury stock	(91,250)	(128,639)	(18,908)
Settlement (prepayment) of accelerated share repurchase program	(8,750)	(11,250)	11,250
Cash dividends paid	(84,690)	(77,712)	(70,262)
Net cash provided by (used in) financing activities	337,750	(336,580)	(160,520)
Net increase (decrease) in cash and cash equivalents inclusive of restricted cash	(46,492)	42,805	108,110
Cash and cash equivalents inclusive of restricted cash at beginning of period	824,088	781,283	673,173
Cash and cash equivalents inclusive of restricted cash at end of period	$777,596	$824,088	$781,283
See accompanying notes to Consolidated Financial Statements. Refer to Note 13 for reconciliation of cash and cash equivalents inclusive of restricted cash.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1· Summary of Significant Accounting Policies
Nature of Operations
Brown & Brown, Inc., a Florida corporation, and its subsidiaries (collectively, “Brown & Brown” or the “Company”) is a diversified insurance agency, wholesale brokerage, insurance programs and services organization that markets and sells to its customers, insurance products and services, primarily in the property, casualty and employee benefits areas. Brown & Brown’s business is divided into four reportable segments: the Retail Segment provides a broad range of insurance products and services to commercial, public and quasi-public entities, professional and individual customers; the National Programs Segment, acting as a managing general agent (“MGA”), provides professional liability and related package products for certain professionals, a range of insurance products for individuals, flood coverage, and targeted products and services designated for specific industries, trade groups, governmental entities and market niches, all of which are delivered through a nationwide network of independent agents, including Brown & Brown retail agents; the Wholesale Brokerage Segment markets and sells excess and surplus commercial insurance, primarily through a nationwide network of independent agents and brokers, as well as Brown & Brown Retail offices; and the Services Segment provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare Set-aside services, Social Security disability and Medicare benefits advocacy services, and claims adjusting services.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which provides guidance for accounting for leases. Under ASU 2016-02, the Company will be required to recognize the assets and liabilities for the rights and obligations created by leased assets with initial maturities greater than one year. In July 2018, the FASB also issued ASU 2018-10 and ASU 2018-11 related to Topic 842. ASU 2018-10 narrows certain aspects of the guidance issued in the amendments within ASU 2016-02. ASU 2018-11 provides entities with an additional transition method to adopt ASU 2016-02. Under this new transition method, at the adoption date, a company shall recognize a cumulative-effect adjustment to the opening balance of retained earnings. ASU 2016-02, along with ASU 2018-10 and ASU 2018-11, will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company continues to evaluate the impact of this pronouncement with the principal impact expected to be the present value of the remaining lease payments and will be presented as a liability on the balance sheet as well as an asset of similar value representing the “Right of Use” for those leased properties. The Company plans to adopt Topic 842 under the transition method provided by ASU 2018-11. The undiscounted contractual cash payments remaining on leased properties were $213.2 million as of December 31, 2016, $210.4 million as of December 31, 2017 and $210.0 million as of December 31, 2018 as detailed in Note 14 “Commitments and Contingencies.”
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
Recently Adopted Accounting Standards
In November 2016, the Financial Accountings Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18, “Statement of Cash Flows (Topic 230)”: Restricted Cash (“ASU 2016-18”), which requires that the Statement of Cash Flows explain the changes during the period of cash and cash equivalents inclusive of amounts categorized as restricted cash. ASU 2016-18 is effective for periods beginning after December 15, 2017. However, the Company elected to early adopt for the reporting period beginning January 1, 2017 under the full retrospective approach for all periods presented. With the adoption of ASU 2016-18, the change in restricted cash is no longer reflected as a change in operating assets and liabilities, and the Statement of Cash Flows details the changes in the balance of cash and cash equivalents inclusive of restricted cash. Net cash provided by operating activities for the year ended December 31, 2016 were previously reported as $375.2 million. With the retrospective adoption, the net cash provided by operating activities for the year ended December 31, 2016 is now reported as $411.0 million. The Company reflects cash collected from customers that is payable to insurance companies as restricted cash if segregation of this cash is required by the state of domicile for the office conducting this transaction or if required by contract with the relevant insurance company providing coverage. Cash collected from customers that is payable to insurance companies is reported in cash and cash equivalents if no such restriction is required.
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
In November 2015, FASB issued ASU No. 2015-17, “Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”), which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as a single non-current item on the balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016 with early adoption permitted as of the beginning of any interim or annual reporting period. The Company adopted the guidance on January 1, 2017, as required and prior period have been adjusted to reflect this adoption. This reclassification occurred prior to the passage of the Tax Cuts and Jobs Act of 2017, which had a material impact on the value of deferred tax items. See Note 10 “Income Taxes” for more information.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“Topic 606”), which provides guidance for revenue recognition. Topic 606 affects any entity that either enters into contracts with customers to transfer goods or services.  It supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. The standard’s core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. Effective as of January 1, 2018, the Company adopted ASU 2014–09, and all related amendments, which established ASC Topic 606. The Company adopted these standards by recognizing the cumulative effect as an adjustment to opening retained earnings at January 1, 2018, under the modified retrospective method for contracts not completed as of the day of adoption. The cumulative impact of adopting Topic 606 on January 1, 2018 was an increase in retained earnings within stockholders’ equity of $117.5 million. Under the modified retrospective method, the Company was not required to restate comparative financial information prior to the adoption of these standards and, therefore, such information presented prior to January 1, 2018 continue to be reported under the Company’s previous accounting policies.
The following areas are impacted by the adoption of Topic 606:
The Company earns commissions and fees paid by insurance carriers for the binding of insurance coverage. These commissions and fees are earned at a point in time upon the effective date of bound insurance coverage, as no performance obligation exists after coverage is bound. If there are other services within the contract, the Company estimates the stand-alone selling price for each separate performance obligation, and the corresponding apportioned revenue is recognized over the period of time in which the customer receives the service, and as the performance obligations are fulfilled and the Company is entitled to that portion of revenue using the output method for the services. In situations where multiple performance obligations exist within a contract, the use of estimates is required to allocate the transaction price on a relative stand-alone selling price basis to each separate performance obligation.
Commission revenues - Prior to the adoption of Topic 606, commission revenues, including those billed on an installment basis, were recognized on the latter of the policy effective date or the date that the premium was billed to the client, with the exception of the Company’s Arrowhead businesses, which followed a policy of recognizing these revenues on the latter of the policy effective date or processed date in our systems.  As a result of the adoption of Topic 606, commission revenues associated with the issuance of policies are now recognized upon the effective date of the associated policy. The overall impact of these changes are not significant on a full-year basis, but the timing of recognizing revenue has impacted our fiscal quarters when compared to prior years. These commission revenues, including those billed on an installment basis, are now recognized earlier than they had been previously. Revenue is now accrued based upon the completion of the performance obligation, thereby creating a current asset for the unbilled revenue, until such time as an invoice is generated, which typically does not exceed twelve months. For the year ended December 31, 2018, the adoption of Topic 606 increased base and incentive commissions revenue, as defined in Note 2, by $9.9 million compared to what would have been recognized under the Company’s previous accounting policies. Incentive commissions represent a form of variable consideration which includes additional commissions over base commissions received from insurance carriers based on predetermined production levels mutually agreed upon by both parties.
Profit-sharing contingent commissions - Prior to the adoption of Topic 606, revenue that was not fixed and determinable because a contingency existed was not recognized until the contingency was resolved.  Under Topic 606, the Company must estimate the amount of consideration that will be received in the coming year such that a significant reversal of revenue is not probable.  Profit-sharing contingent commissions represent a form of variable consideration associated with the placement of coverage, for which we earn commissions and fees.  In connection with Topic 606, profit-sharing contingent commissions are estimated with a constraint applied and accrued relative to the recognition of the corresponding core commissions.  The resulting effect on the timing of recognizing profit-sharing contingent commissions will now more closely follow a similar pattern as our commissions and fees with any true-ups recognized when payments are received or as additional information that affects the estimate becomes available.  For the year ended December 31, 2018, the adoption of Topic 606 reduced profit-sharing contingent commissions revenue by $2.3 million compared to what would have been recognized under our previous accounting policies.
Fee revenues - The Company earns fee revenue related to services other than securing insurance coverage, which are predominantly in the Company’s National Programs and Services Segments, and to a lesser extent in the large accounts businesses within the Company’s Retail Segment, where the Company receives negotiated fees in lieu of a commission. In accordance with Topic 606, fee revenue from fee agreements are recognized in earlier periods and others in later periods as compared to our previous accounting treatment depending on when the services within the contract are satisfied and when we have transferred control of the related services to the customer. The overall impact of these changes is not significant on a full-year basis, but the timing of recognizing fees revenue will impact our fiscal quarters when compared to prior years. For the year ended December 31, 2018, the adoption of Topic 606 increased fees revenue by $6.2 million compared to what would have been recognized under our previous accounting policies, including a one-time $10.5 million increase for revenues within our Services Segment. Excluding this increase, fee revenues would have decreased by $4.3 million.
Additionally, the Company has evaluated ASC Topic 340 - Other Assets and Deferred Cost (“ASC 340”) which requires companies to defer certain incremental cost to obtain customer contracts, and certain costs to fulfill customer contracts.
Incremental cost to obtain - The adoption of ASC 340 resulted in the Company deferring certain costs to obtain customer contracts primarily as they relate to commission-based compensation plans in the Retail Segment, in which the Company pays an incremental amount of compensation on new business. These incremental costs are deferred and amortized over a 15-year period, which is consistent with the analysis performed on acquired customer accounts and referenced in Note 5 to the Company’s consolidated financial statements. For incremental costs with an amortization period of less than 12 months, the costs are expensed as incurred. For the year ended December 31, 2018, the Company deferred $13.7 million of incremental cost to obtain customer contracts. The Company expensed $0.5 million of the incremental cost to obtain customer contracts for the year ended December 31, 2018.
Cost to fulfill - The adoption of ASC 340 resulted in the Company deferring certain costs to fulfill contracts and to recognize these costs as the associated performance obligations are fulfilled. In order for contract fulfillment costs to be deferred under ASC 340, the costs must (1) relate directly to a specific contract or anticipated contract, (2) generate or enhance resources that the Company will use in satisfying its obligations under the contract, and (3) be expected to be recovered through sufficient net cash flows from the contract. The Company does not expect the overall impact of these changes to be significant on a full-year basis, but the timing of recognizing these expenses will impact quarterly results compared to prior years as such recognition better aligns with the associated revenue. With the modified retrospective adoption of Topic 606, the Company deferred $52.7 million in contract fulfillment costs on its opening balance sheet on January 1, 2018 based upon the estimated average time spent on policy renewals. For the year ended December 31, 2018, the Company had net expense of $1.3 million related to the release of previously deferred contract fulfillment costs associated with performance obligations that were satisfied in the period, net of current year deferrals for costs incurred that related to performance obligations yet to be fulfilled.
In connection with the implementation of Topic 606 and ASC 340, we modified, and in some instances instituted, additional accounting procedures, processes and internal controls. While the relative impacts of these standards to our revenue and expense streams are significant during a calendar year, we do not view these modifications and additions as a material change in our internal controls over financial reporting on a full year basis.

The cumulative effect of the changes made to our consolidated balance sheet as of January 1, 2018 for the adoption of Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” and ASC Topic 340 – Other Assets and Deferred Cost (the “New Revenue Standard”):

(in thousands)	Balance at December 31, 2017	Adjustments due to the New Revenue Standard	Balance at January 1, 2018
Balance Sheet
Assets:
Premiums, commissions and fees receivable	$546,402	$153,058	$699,460
Other current assets	47,864	52,680	100,544

Liabilities:
Premiums payable to insurance companies	685,163	12,107	697,270
Accounts payable	64,177	8,747	72,924
Accrued expenses and other liabilities	228,748	22,794	251,542
Deferred income taxes, net	256,185	44,575	300,760

Shareholders' Equity:
Retained earnings	$2,456,599	$117,515	$2,574,114
The $52.7 million adjustment to other current assets reflects the deferral of certain cost to fulfill contracts. The $12.1 million adjustment to premiums payable to insurance companies reflects the estimated amount payable to outside brokers on unbilled premiums, commissions and fees receivable. The $8.7 million adjustment to accounts payable and the $22.8 million adjustment to accrued expenses and other liabilities consists of commissions payable and deferred revenue, respectively.
The following table illustrates the impact of adopting the New Revenue Standard has had on our reported results in the consolidated statement of income.

	December 31, 2018
(in thousands)	As reported	Impact of adopting the New Revenue Standard	Balances without the New Revenue Standard
Statement of Income
Revenues:
Commissions and fees	$2,009,857	$18,399	$1,991,458

Expenses:
Employee compensation and benefits	1,068,914	(8,835)	1,077,749
Other operating expenses	332,118	10,621	321,497
Income taxes	118,207	4,246	113,961

Net income	$344,255	$12,367	$331,888

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

Revenue Recognition
The Company earns commissions paid by insurance carriers for the binding of insurance coverage. Commissions are earned at a point in time upon the effective date of bound insurance coverage, as no performance obligation exists after coverage is bound. If there are other services within the contract, the Company estimates the stand-alone selling price for each separate performance obligation, and the corresponding apportioned revenue is recognized over a period of time as the performance obligations are fulfilled. The Company earns fee revenue by receiving negotiated fees in lieu of a commission and from services other than securing insurance coverage. Fee revenues from certain agreements are recognized depending on when the services within the contract are satisfied and when we have transferred control of the related services to the customer. In situations where multiple performance obligations exist within a fee contract, the use of estimates is required to allocate the transaction price on a relative stand-alone selling price basis to each separate performance obligation. Incentive commissions represent a form of variable consideration which includes additional commissions over base commissions received from insurance carriers based on predetermined production levels mutually agreed upon by both parties. Profit-sharing contingent commissions represent a form of variable consideration associated with the placement of coverage, for which we earn commissions.  Profit-sharing contingent commissions and incentive commissions are estimated with a constraint applied and accrued relative to the recognition of the corresponding core commissions based on the amount of consideration that will be received in the coming year such that a significant reversal of revenue is not probable. Guaranteed supplemental commissions, a form of variable consideration, represent guaranteed fixed-base agreements in lieu of profit-sharing contingent commissions.
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
Restricted Cash and Investments, and Premiums, Commissions and Fees Receivable
In our capacity as an insurance agent or broker, the Company typically collects premiums from insureds and, after deducting the authorized commissions, remits the net premiums to the appropriate insurance company or companies. Accordingly, as reported in the Consolidated Balance Sheets, premiums are receivable from insureds. Unremitted net insurance premiums are held in a fiduciary capacity until the Company disburses them. Where allowed by law, the Company invests these unremitted funds only in cash, money market accounts, tax-free variable-rate demand bonds and commercial paper held for a short-term. In certain states in which the Company operates, the use and investment alternatives for these funds are regulated and restricted by various state laws and agencies. These restricted funds are reported as restricted cash and investments on the Consolidated Balance Sheets. The interest income earned on these unremitted funds, where allowed by state law, is reported as investment income in the Consolidated Statement of Income.
In other circumstances, the insurance companies collect the premiums directly from the insureds and remit the applicable commissions to the Company. Accordingly, as reported in the Consolidated Balance Sheets, commissions are receivables from insurance companies. Fees are primarily receivables due from customers.
Investments
Certificates of deposit, and other securities, having maturities of more than three months when purchased are reported at cost and are adjusted for other-than-temporary market value declines.  The Company’s investment holdings include U.S. Government securities, municipal bonds, domestic corporate and foreign corporate bonds as well as short-duration fixed income funds.  Investments within the portfolio or funds are held as available-for-sale and are carried at their fair value.  Any gain/loss applicable from the fair value change is recorded, net of tax, as other comprehensive income within the equity section of the Consolidated Balance Sheet.  Realized gains and losses are reported on the Consolidated Statement of Income, with the cost of securities sold determined on a specific identification basis.
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
The excess of the purchase price of an acquisition over the fair value of the identifiable tangible and amortizable intangible assets is assigned to goodwill. While goodwill is not amortizable, it is subject to assessment at least annually, and more frequently in the presence of certain circumstances, for impairment by application of a fair value-based test. The Company compares the fair value of each reporting unit with its carrying amount to determine if there is potential impairment of goodwill. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. Fair value is estimated based upon multiples of earnings before interest, income taxes, depreciation, amortization and change in estimated acquisition earn-out payables (“EBITDAC”), or on a discounted cash flow basis. The Company completed its most recent annual assessment as of November 30, 2018 and determined that the fair value of goodwill significantly exceeded the carrying value of such assets. In addition, as of December 31, 2018, there are no accumulated impairment losses.
The carrying value of amortizable intangible assets attributable to each business or asset group comprising the Company is periodically reviewed by management to determine if there are events or changes in circumstances that would indicate that its carrying amount may not be recoverable. Accordingly, if there are any such changes in circumstances during the year, the Company assesses the carrying value of its amortizable intangible assets by considering the estimated future undiscounted cash flows generated by the corresponding business or asset group. Any impairment identified through this assessment may require that the carrying value of related amortizable intangible assets be adjusted. There were no impairments recorded for the years ended December 31, 2018, 2017 and 2016.
Income Taxes
The Company records income tax expense using the asset-and-liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying values and the income tax bases of the Company’s assets and liabilities.
The Company files a consolidated federal income tax return and has elected to file consolidated returns in certain states. Deferred income taxes are provided for in the Consolidated Financial Statements and relate principally to expenses charged to income for financial reporting purposes in one period and deducted for income tax purposes in other periods.
Net Income Per Share
Basic net income per share is computed based on the weighted average number of common shares (including participating securities) issued and outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares issued and outstanding plus equivalent shares, assuming the exercise of stock options. The dilutive effect of stock options is computed by application of the treasury-stock method. The weighted average number of common shares outstanding for 2016 and 2017 reflect the 2-for-1 stock split that occurred on March 28, 2018.

The following is a reconciliation between basic and diluted weighted average shares outstanding for the years ended December 31:

(in thousands, except per share data)	2018	2017(1)	2016(1)
Net income	$344,255	$399,630	$257,491
Net income attributable to unvested awarded performance stock	(8,297)	(9,746)	(6,705)
Net income attributable to common shares	$335,958	$389,884	$250,786
Weighted average number of common shares outstanding – basic	277,663	279,394	279,558
Less unvested awarded performance stock included in weighted average number of common shares outstanding – basic	(6,692)	(6,814)	(7,280)
Weighted average number of common shares outstanding for basic earnings per common share	270,971	272,580	272,278
Dilutive effect of stock options	4,550	5,006	3,330
Weighted average number of shares outstanding – diluted	275,521	277,586	275,608
Net income per share:
Basic	$1.24	$1.43	$0.92
Diluted	$1.22	$1.40	$0.91

(1)	The weighted average number of common shares outstanding for 2016 and 2017 reflect the 2-for-1 stock split that occurred on March 28, 2018.
Fair Value of Financial Instruments
The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents; restricted cash and short-term investments; investments; premiums, commissions and fees receivable; reinsurance recoverable; prepaid reinsurance premiums; premiums payable to insurance companies; losses and loss adjustment reserve; unearned premium; premium deposits and credits due customers and accounts payable, at December 31, 2018 and 2017, approximate fair value because of the short-term maturity of these instruments. The carrying amount of the Company’s long-term debt approximates fair value at December 31, 2018 and 2017 as our fixed-rate borrowings of $499.1 million approximate their values using market quotes of notes with the similar terms as ours, which we deem a close approximation of current market rates. The estimated fair value of the $1,015.0 million currently outstanding approximates the carrying value due to the variable interest rate based upon adjusted LIBOR.  See Note 3 to our Consolidated Financial Statements for the fair values related to the establishment of intangible assets and the establishment and adjustment of earn-out payables.  See Note 6 for information on the fair value of investments and Note 9 for information on the fair value of long-term debt.
Stock-Based Compensation
The Company grants non-vested stock awards to its employees and officers and fully vested stock awards to directors. The Company uses the modified-prospective method to account for share-based payments. Under the modified-prospective method, compensation cost is recognized for all share-based payments granted on or after January 1, 2006 and for all awards granted to employees prior to January 1, 2006 that remained unvested on that date. The Company uses the alternative-transition method to account for the income tax effects of payments made related to stock-based compensation.
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
Balances due from reinsurers on unpaid losses and loss adjustment expenses, including an estimate of such recoverables related to reserves for incurred but not reported (“IBNR”) losses, are reported as assets and are included in reinsurance recoverable even though amounts due on unpaid loss and loss adjustment expense are not recoverable from the reinsurer until such losses are paid. The Company does not believe it is exposed to any material credit risk through its reinsurance as the reinsurer is FEMA for basic admitted flood policies and national reinsurance carriers for private flood policies, which has an AM Best Company rating of “A” or better. Historically, no amounts due from reinsurance carriers have been written off as uncollectible.
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
NOTE 2· Revenues
The following table presents the revenues disaggregated by revenue source:

	Twelve months ended December 31, 2018
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Base commissions(1)	$811,820	$324,168	$226,117	$—	$(68)	$1,362,037
Fees(2)	148,121	144,195	50,571	189,041	(1,090)	530,838
Incentive commissions(3)	48,698	1,543	864	—	41	51,146
Profit-sharing contingent commissions(4)	24,517	23,896	7,462	—	—	55,875
Guaranteed supplemental commissions(5)	8,535	76	1,350	—	—	9,961
Investment income(6)	2	506	165	205	1,868	2,746
Other income, net(7)	1,070	79	485	—	9	1,643
Total Revenues	$1,042,763	$494,463	$287,014	$189,246	$760	$2,014,246

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

(2)	Fee revenues relate to fees for services other than securing coverage for our customers and fees negotiated in lieu of commissions.

(3)	Incentive commissions include additional commissions over base commissions received from insurance carriers based on predetermined production levels mutually agreed upon by both parties.

(4)	Profit-sharing contingent commissions are based primarily on underwriting results, but may also reflect considerations for volume, growth and/or retention.

(5)	Guaranteed supplemental commissions represent guaranteed fixed-base agreements in lieu of profit-sharing contingent commissions.

(6)	Investment income consists primarily of interest on cash and investments.

(7)	Other income consists primarily of legal settlements and other miscellaneous income.

Contract Assets and Liabilities
The balances of contract assets and contract liabilities arising from contracts with customers as of December 31, 2018 and 2017 were as follows:

(in thousands)	December 31, 2018	December 31, 2017(1)
Contract assets	$265,994	$210,323
Contract liabilities	$53,496	$51,236

(1)	The balances as of December 31, 2017 reported in this footnote have been revised to reflect the impact of adopting the New Revenue Standard.
Unbilled receivables (contract assets) arise when the Company recognizes revenue for amounts which have not yet been billed in our systems. Deferred revenue (contract liabilities) relates to payments received in advance of performance under the contract before the transfer of a good or service to the customer.
As of December 31, 2018, deferred revenue consisted of $37.0 million as current portion to be recognized within one year and $16.5 million in long-term to be recognized beyond one year. As of December 31, 2017, deferred revenue consisted of $44.5 million as current portion to be recognized within one year and $6.7 million in long-term deferred revenue to be recognized beyond one year.
Contract assets and contract liabilities arising from acquisitions in 2018 were approximately $34.3 million and $3.3 million, respectively.
During the twelve months ended December 31, 2018, the amount of revenue recognized related to performance obligations satisfied in a previous period, inclusive of changes due to estimates, was approximately $8.9 million.

NOTE 3· Business Combinations
During the year ended December 31, 2018, the Company acquired the assets and assumed certain liabilities of twenty insurance intermediaries, all the stock of three insurance intermediaries and one book of business (customer accounts). Additionally, miscellaneous adjustments were recorded to the purchase price allocation of certain prior acquisitions completed within the last twelve months as permitted by ASC Topic 805 - Business Combinations (“ASC 805”). Such adjustments are presented in the “Other” category within the following two tables. The recorded purchase price for all acquisitions includes an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations will be recorded in the Consolidated Statement of Income when incurred.
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
Based upon the acquisition date and the complexity of the underlying valuation work, certain amounts included in the Company’s Consolidated Financial Statements may be provisional and thus subject to further adjustments within the permitted measurement period, as defined in ASC 805. For the year ended December 31, 2018, several adjustments were made within the permitted measurement period that resulted in an increase in the aggregate purchase price of the affected acquisitions of $21.4 thousand relating to the assumption of certain liabilities. These measurement period adjustments have been reflected as current period adjustments for the year ended December 31, 2018 in accordance with the guidance in ASU 2015-16 “Business Combinations.” The measurement period adjustments impacted goodwill, with no effect on earnings or cash in the current period.
Cash paid for acquisitions was $934.9 million and $41.5 million in the years ended December 31, 2018 and 2017, respectively. We completed twenty-three acquisitions (excluding book of business purchases) during the year ended December 31, 2018. We completed eleven acquisitions (excluding book of business purchases) during the year ended December 31, 2017.

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

(in thousands)
Name	Business segment	Effective date of acquisition	Cash paid	Common Stock Issued	Other payable	Recorded earn-out payable	Net assets acquired	Maximum potential earn- out payable
Opus Advisory Group, LLC (Opus)	Retail	February 1, 2018	$20,400	$—	$200	$2,384	$22,984	$3,600
Kerxton Insurance Agency, Inc. (Kerxton)	Retail	March 1, 2018	13,176	—	1,490	2,080	16,746	2,920
Automotive Development Group, LLC (ADG)	Retail	May 1, 2018	29,471	—	559	17,545	47,575	20,000
Servco Pacific, Inc. (Servco)	Retail	June 1, 2018	76,245	—	—	934	77,179	7,000
Tower Hill Prime Insurance Company (Tower Hill)	National Programs	July 1, 2018	20,300	—	—	1,188	21,488	7,700
Health Special Risk, Inc. (HSR)	National Programs	July 1, 2018	20,132	—	—	1,991	22,123	9,000
Professional Disability Associates, LLC (PDA)	Services	July 1, 2018	15,025	—	—	9,818	24,843	17,975
Finance & Insurance Resources, Inc. (F&I)	Retail	September 1, 2018	44,940	—	410	9,121	54,471	19,500
Rodman Insurance Agency, Inc. (Rodman)	Retail	November 1, 2018	31,121	—	261	3,720	35,102	9,850
The Hays Group, Inc. et al (Hays)	Retail	November 16, 2018	605,000	100,000	—	19,600	724,600	25,000
Dealer Associates, Inc. (Dealer)	Retail	December 1, 2018	28,825	—	1,175	3,100	33,100	12,125
Other	Various	Various	30,293	—	1,367	5,896	37,556	12,998
Total			$934,928	$100,000	$5,462	$77,377	$1,117,767	$147,668

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition and adjustments made during the measurement period of the prior year acquisitions.

(in thousands)	Opus	Kerxton	ADG	Servco	Tower Hill	HSR	PDA	F&I	Rodman	Hays
Cash	$—	$—	$—	$8,188	$—	$3,114	$(248)	$—	$—	$—
Other current assets	1,215	663	1,500	7,769	—	818	1,762	999	1,062	36,254
Fixed assets	11	10	67	179	$—	$124	$310	$34	$45	$4,936
Goodwill	16,414	12,423	35,769	54,429	—	18,737	16,547	36,423	26,572	456,217
Purchased customer accounts	5,008	4,712	9,751	16,442	21,468	5,516	7,700	16,611	10,129	218,600
Non-compete agreements	21	22	21	1	20	65	82	21	51	2,600
Other assets	315	419	467	1,478	—	21	6	383	542	13,977
Total assets acquired	22,984	18,249	47,575	88,486	21,488	28,395	26,159	54,471	38,401	732,584
Other current liabilities	—	(1,503)	—	(11,307)	—	(5,930)	(1,093)	—	(3,299)	(7,984)
Other liabilities	—	—	—	—	—	(342)	(223)	—	—	—
Total liabilities assumed	—	(1,503)	—	(11,307)	—	(6,272)	(1,316)	—	(3,299)	(7,984)
Net assets acquired	$22,984	$16,746	$47,575	$77,179	$21,488	$22,123	$24,843	$54,471	$35,102	$724,600

(in thousands)	Dealer	Other	Total
Cash	$—	$—	$11,054
Other current assets	552	323	52,917
Fixed assets	13	100	5,829
Goodwill	21,467	22,712	717,710
Purchased customer accounts	10,986	15,085	342,008
Non-compete agreements	21	297	3,222
Other assets	226	754	18,588
Total assets acquired	33,265	39,271	1,151,328
Other current liabilities	(165)	(1,715)	(32,996)
Other liabilities	—	—	(565)
Total liabilities assumed	(165)	(1,715)	(33,561)
Net assets acquired	$33,100	$37,556	$1,117,767

The weighted average useful lives for the acquired amortizable intangible assets are as follows: purchased customer accounts, 15 years; and non-compete agreements, 5 years.
Goodwill of $717.7 million, which is net of any opening balance sheet adjustments within the allowable measurement period, was allocated to the Retail, National Programs, Wholesale Brokerage and Services Segments in the amounts of $676.9 million, $18.7 million, $5.5 million and $16.5 million, respectively. Of the total goodwill of $717.7 million, the amount currently deductible for income tax purposes is $640.3 million and the remaining $77.4 million relates to the recorded earn-out payables and will not be deductible until it is earned and paid.

For the acquisitions completed during 2018, the results of operations since the acquisition dates have been combined with those of the Company. The total revenues from the acquisitions completed through December 31, 2018 included in the Consolidated Statement of Income for the year ended December 31, 2018 were $82.4 million. The income before income taxes, including the intercompany cost of capital charge, from the acquisitions completed through December 31, 2018 included in the Consolidated Statement of Income for the year ended December 31, 2018 was $6.3 million. If the acquisitions had occurred as of the beginning of the respective periods, the Company’s results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

(UNAUDITED)	Year Ended December 31,
(in thousands, except per share data)	2018	2017
Total revenues	$2,259,812	$2,193,169
Income before income taxes	$504,664	$503,927
Net income	$375,670	$447,796
Net income per share:
Basic	$1.35	$1.60
Diluted	$1.33	$1.57
Weighted average number of shares outstanding:
Basic	270,971	272,580
Diluted	275,521	277,586

Acquisitions in 2017
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
For the year ended December 31, 2017, several adjustments were made within the permitted measurement period that resulted in a decrease in the aggregate purchase price of the affected acquisitions of $1.5 million, relating to the assumption of certain liabilities.
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

(UNAUDITED)	Year Ended December 31,
(in thousands, except per share data)	2017	2016
Total revenues	$1,891,701	$1,784,776
Income before income taxes	$453,397	$429,490
Net income	$401,908	$261,133
Net income per share:
Basic	$1.44	$0.93
Diluted	$1.41	$0.92
Weighted average number of shares outstanding:
Basic	272,580	272,278
Diluted	277,586	275,608

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

(UNAUDITED)	Year Ended December 31,
(in thousands, except per share data)	2016	2015
Total revenues	$1,789,790	$1,716,592
Income before income taxes	$428,194	$414,911
Net income	$260,346	$250,783
Net income per share:
Basic	$0.93	$0.89
Diluted	$0.92	$0.87
Weighted average number of shares outstanding:
Basic	272,278	275,620
Diluted	275,608	280,224

As of December 31, 2018, the maximum future contingency payments related to all acquisitions totaled $198.6 million, all of which relates to acquisitions consummated subsequent to January 1, 2009.
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
As of December 31, 2018, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820-Fair Value Measurement. The resulting additions, payments and net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Balance as of the beginning of the period	$36,175	$63,821	$78,387
Additions to estimated acquisition earn-out payables	77,377	6,920	4,462
Payments for estimated acquisition earn-out payables	(26,597)	(43,766)	(28,213)
Subtotal	86,955	26,975	54,636
Net change in earnings from estimated acquisition earn-out payables:
Change in fair value on estimated acquisition earn-out payables	603	6,874	6,338
Interest expense accretion	2,366	2,326	2,847
Net change in earnings from estimated acquisition earn-out payables	2,969	9,200	9,185
Balance as of December 31,	$89,924	$36,175	$63,821

Of the $89.9 million of estimated acquisition earn-out payables as of December 31, 2018, $21.1 million was recorded as accounts payable, and $68.8 million was recorded as another non-current liability. Included within additions to estimated acquisition earn-out payables are any adjustments to opening balance sheet items prior to the one-year anniversary date of the acquisition and may therefore differ from previously reported amounts. Of the $36.2 million of estimated acquisition earn-out payables as of December 31, 2017, $25.1 million was recorded as accounts payable, and $11.1 million was recorded as other non-current liabilities. Of the $63.8 million of estimated acquisition earn-out payables as of December 31, 2016, $31.8 million was recorded as accounts payable, and $32.0 million was recorded as other non-current liabilities.

NOTE 4· Goodwill
The changes in the carrying value of goodwill by reportable segment for the years ended December 31, are as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Total
Balance as of January 1, 2017	$1,354,667	$901,294	$284,869	$134,572	$2,675,402
Goodwill of acquired businesses	33,076	7,178	1,229	689	42,172
Goodwill disposed of relating to sales of businesses	(1,495)	—	—	—	(1,495)
Balance as of December 31, 2017	$1,386,248	$908,472	$286,098	$135,261	$2,716,079
Goodwill of acquired businesses	676,902	18,737	5,524	16,547	717,710
Goodwill disposed of relating to sales of businesses	—	(1,003)	—	—	(1,003)
Balance as of December 31, 2018	$2,063,150	$926,206	$291,622	$151,808	$3,432,786

NOTE 5· Amortizable Intangible Assets
Amortizable intangible assets at December 31, 2018 and 2017 consisted of the following:

	December 31, 2018				December 31, 2017
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average life in years(1)	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average life in years(1)
Purchased customer accounts	$1,804,404	$(909,415)	$894,989	14.9	$1,464,274	$(824,584)	$639,690	15.0
Non-compete agreements	33,469	(29,651)	3,818	4.5	30,287	(28,972)	1,315	4.6
Total	$1,837,873	$(939,066)	$898,807		$1,494,561	$(853,556)	$641,005

(1)	Weighted average life calculated as of the date of acquisition.
Amortization expense for amortizable intangible assets for the years ending December 31, 2019, 2020, 2021, 2022 and 2023 is estimated to be $100.4 million, $93.0 million, $89.5 million, $85.0 million and $78.0 million, respectively.
NOTE 6· Investments
At December 31, 2018, the Company’s amortized cost and fair values of fixed maturity securities are summarized as follows:

(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities, obligations of U.S. Government agencies and Municipalities	$21,729	$7	$(222)	$21,514
Corporate debt	623	—	—	623
Total	$22,352	$7	$(222)	$22,137

At December 31, 2018, the Company held $21.7 million in fixed income securities composed of U.S Treasury securities, securities issued by U.S. Government agencies and Municipalities, and $0.6 million issued by corporations with investment-grade ratings. Of the total, $4.8 million is classified as short-term investments on the Consolidated Balance Sheet as maturities are less than one year in duration. Additionally, the Company holds $8.1 million in short-term investments, which are related to time deposits held with various financial institutions.

For securities in a loss position, the following table shows the investments’ gross unrealized loss and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2018:

(in thousands)	Less than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Treasury securities, obligations of U.S. Government agencies and Municipalities	$5,866	$(6)	$12,634	$(216)	$18,500	$(222)
Corporate debt	457	—	100	—	557	—
Total	$6,323	$(6)	$12,734	$(216)	$19,057	$(222)

The unrealized losses from corporate issuers were caused by interest rate increases. At December 31, 2018, the Company had 20 securities in an unrealized loss position. The corporate securities are highly rated securities with no indicators of potential impairment. Based upon the ability and intent of the Company to hold these investments until recovery of fair value, which may be maturity, the bonds were not considered to be other-than-temporarily impaired at December 31, 2018.
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
The amortized cost and estimated fair value of the fixed maturity securities at December 31, 2018 by contractual maturity are set forth below:

(in thousands)	Amortized cost	Fair value
Years to maturity:
Due in one year or less	$4,768	$4,743
Due after one year through five years	17,584	17,394
Due after five years through ten years	—	—
Total	$22,352	$22,137

The amortized cost and estimated fair value of the fixed maturity securities at December 31, 2017 by contractual maturity are set forth below:

(in thousands)	Amortized cost	Fair value
Years to maturity:
Due in one year or less	$16,934	$16,899
Due after one year through five years	13,876	13,708
Due after five years through ten years	232	241
Total	$31,042	$30,848

The expected maturities in the foregoing table may differ from the contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalty.
Proceeds from the sales and maturity of the Company’s investment in fixed maturity securities were $17.1 million. This along with maturing time deposits yielded total cash proceeds from the sale of investments of $17.9 million in the period of January 1, 2018 to December 31, 2018. These proceeds were used to purchase an additional $9.3 million of fixed maturity securities and to fund certain general corporate purposes. The gains and losses realized on those sales for the period from January 1, 2018 to December 31, 2018 were insignificant.
Proceeds from the sales and maturity of the Company’s investment in fixed maturity securities were $5.8 million for the year ended December 31, 2017. This along with maturing time deposits yielded total cash proceeds from the sale of investments of $9.6 million in the period of January 1, 2017 to December 31, 2017. These proceeds were used to purchase additional fixed- maturity securities. The gains and losses realized on those sales for the period from January 1, 2017 to December 31, 2017 were insignificant.
Realized gains and losses are reported on the Consolidated Statement of Income, with the cost of securities sold determined on a specific identification basis.
At December 31, 2018, investments with a fair value of approximately $4.1 million were on deposit with state insurance departments to satisfy regulatory requirements.
NOTE 7· Fixed Assets
Fixed assets at December 31 consisted of the following:

(in thousands)	2018	2017
Furniture, fixtures and equipment	$213,928	$190,784
Leasehold improvements	39,194	35,481
Construction in progress	7,568	—
Land, buildings and improvements	8,185	7,643
Total cost	268,875	233,908
Less accumulated depreciation and amortization	(168,480)	(156,822)
Total	$100,395	$77,086
Depreciation and amortization expense for fixed assets amounted to $22.8 million in 2018, $22.7 million in 2017 and $21.0 million in 2016.

NOTE 8· Accrued Expenses and Other Current Liabilities
Accrued expenses and other liabilities at December 31 consisted of the following:

(in thousands)	2018	2017
Accrued incentive compensation	$120,228	$106,923
Accrued compensation and benefits	51,731	40,540
Accrued rent and vendor expenses	34,110	30,616
Deferred revenue	37,018	21,921
Reserve for policy cancellations	15,197	11,048
Accrued interest	7,669	6,749
Other	13,357	10,951
Total	$279,310	$228,748

NOTE 9· Long-Term Debt
Long-term debt at December 31, 2018 and 2017 consisted of the following:

(in thousands)	December 31, 2018	December 31, 2017
Current portion of long-term debt:
Current portion of 5-year term loan facility expires 2022	$35,000	$20,000
4.500% Senior Notes, Series E, quarterly interest payments, balloon due 2018	—	100,000
Current portion of 5-year term loan credit agreement expires 2023	15,000	—
Total current portion of long-term debt	50,000	120,000
Long-term debt:
Note agreements:
4.200% Senior Notes, semi-annual interest payments, balloon due 2024	499,101	498,943
Total notes	499,101	498,943
Credit agreements:
5-year term loan facility, periodic interest and principal payments, LIBOR plus up to 1.750%, expires June 28, 2022	330,000	365,000
5-year revolving loan facility, periodic interest payments, currently LIBOR plus up to 1.500%, plus commitment fees up to 0.250%, expires June 28, 2022	350,000	—
5-year term loan facility, periodic interest and principal payments, LIBOR plus up to 1.750%, expires December 21, 2023	$285,000	$—
Total credit agreements	965,000	365,000
Debt issuance costs (contra)	(7,111)	(7,802)
Total long-term debt less unamortized discount and debt issuance costs	1,456,990	856,141
Current portion of long-term debt	50,000	120,000
Total debt	$1,506,990	$976,141

On December 22, 2006, the Company entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company (the “Purchaser”). The initial issuance of notes under the Master Agreement occurred on December 22, 2006, through the issuance of $25.0 million in Series C Senior Notes due December 22, 2016, with a fixed interest rate of 5.660% per year. On February 1, 2008, $25.0 million in Series D Senior Notes due January 15, 2015, with a fixed interest rate of 5.370% per year, were issued. On September 15, 2011, and pursuant to a Confirmation of Acceptance (the “Confirmation”), dated January 21, 2011, in connection with the Master Agreement, $100.0 million in Series E Senior Notes were issued and was due September 15, 2018, with a fixed interest rate of 4.500% per year. The Series E Senior Notes were issued for the sole purpose of retiring existing Senior Notes. On January 15, 2015, the Series D Notes were redeemed at maturity using cash proceeds to pay off the principal of $25.0 million plus any remaining accrued interest. On December 22, 2016, the Series C Notes were redeemed at maturity using cash proceeds to pay off the principal of $25.0 million plus any remaining accrued interest. On May 10, 2018, the principal balance of $100.0 million from the Series E Senior Notes was paid in full, along with accrued interest of $0.7 million and a prepayment premium of $0.7 million. As of December 31, 2018, there was no outstanding debt balance issued under the provisions of the Master Agreement, which is fully terminated with the Series E Senior Notes maturing.
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
On June 28, 2017, the Company entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) with the lenders named therein, JPMorgan Chase Bank, N.A. as administrative agent and certain other banks as co-syndication agents and co-documentation agents. The Amended and Restated Credit Agreement amended and restated the credit agreement dated April 17, 2014, among such parties (the “Original Credit Agreement”). The Amended and Restated Credit Agreement extends the applicable maturity date of the existing revolving credit facility (the “Facility”) of $800.0 million to June 28, 2022 and re-evidences unsecured term loans at $400.0 million, while also extending the applicable maturity date to June 28, 2022. The quarterly term loan principal amortization schedule was reset. At the time of the execution of the Amended and Restated Credit Agreement, $67.5 million of principal from the original unsecured term loans was repaid using operating cash balances, and the Company added an additional $2.8 million in debt issuance costs related to the Facility to the Consolidated Balance Sheet. The Company also expensed to the Consolidated Statements of Income $0.2 million of debt issuance costs related to the Original Credit Agreement due to certain lenders exiting prior to execution of the Amended and Restated Credit Agreement. The Company also carried forward $1.6 million on the Consolidated Balance Sheet the remaining unamortized portion of the Original Credit Agreement debt issuance costs, which will be amortized over the term of the Amended and Restated Credit Agreement. On December 31, 2018, the Company made a scheduled principal payment of $5.0 million per the terms of the Amended and Restated Credit Agreement. As of December 31, 2018, there was an outstanding debt balance issued under the term loan of the Amended and Restated Credit Agreement of $365.0 million with $350.0 million in borrowings outstanding against the Facility. The Company had borrowed approximately $600.0 million under its Revolving Credit Facility on November 15, 2018 in connection with the closing of the acquisition of certain assets and assumption of certain liabilities of the Hays Companies. Per the terms of the Amended and Restated Credit Agreement, a scheduled principal payment of $5.0 million is due March 31, 2019.
On September 18, 2014, the Company issued $500.0 million of 4.200% unsecured Senior Notes due in 2024. The Senior Notes were given investment grade ratings of BBB-/Baa3 with a stable outlook. The notes are subject to certain covenant restrictions and regulations which are customary for credit rated obligations. At the time of funding, the proceeds were offered at a discount of the original note amount which also excluded an underwriting fee discount. The net proceeds received from the issuance were used to repay the outstanding balance of $475.0 million on the revolving Credit Facility and for other general corporate purposes. As of December 31, 2018 and 2017, there was an outstanding debt balance of $500.0 million exclusive of the associated discount balance.
On December 21, 2018, the Company entered into a term loan credit agreement (the “Term Loan Credit Agreement”) with the lenders named therein, Wells Fargo Bank, National Association, as administrative agent, and certain other banks as co-syndication agents and as joint lead arrangers and joint bookrunners. The Term Loan Credit Agreement provides for an unsecured term loan in the initial amount of $300.0 million, which may, subject to lenders’ discretion, potentially be increased up to an aggregate amount of $450.0 million (the “Term Loan”). The Term Loan is repayable over the five-year term from the effective date of the Term Loan Credit Agreement, which was December 21, 2018.

Based on the Company’s net debt leverage ratio or a non-credit enhanced senior unsecured long-term debt rating as determined by Moody’s Investor Service and Standard & Poor’s Rating Service, the rates of interest charged on the term loan are 1.00% to 1.75%, above the adjusted 1-Month LIBOR rate. On December 21, 2018, the Company borrowed $300.0 million under the Term Loan Credit Agreement and used $250.0 million of the proceeds to reduce indebtedness under the Company’s Amended and Restated Credit Agreement, dated June 28, 2017, with the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, and certain other banks as co-syndication agents and co-documentation agents (the “Revolving Credit Facility”). As of December 31, 2018, there was an outstanding debt balance issued under the term loan of the Term Loan Credit Agreement of $300.0 million. Per the terms of the Term Loan Credit Agreement, a scheduled principal payment of $3.8 million is due March 31, 2019.
The Master Agreement, Amended and Restated Credit Agreement and the Term Loan Credit Agreement require the Company to maintain certain financial ratios and comply with certain other covenants. The Company was in compliance with all such covenants as of December 31, 2018 and 2017.
The 30-day Adjusted LIBOR Rate for the term loan and Revolving Credit Facility of the Amended and Restated Credit Agreement and Term Loan Credit Agreement as of December 31, 2018 was 2.563%, 2.288%, and 2.500%, respectively.
Interest paid in 2018, 2017 and 2016 was $38.0 million, $36.2 million, and $37.7 million, respectively.
At December 31, 2018, maturities of long-term debt were $50.0 million in 2019, $55.0 million in 2020, $70.0 million in 2021, $630.0 million in 2022, $210.0 million in 2023 and $500.0 million in 2024.
NOTE 10· Income Taxes
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”). The Tax Reform Act makes changes to the U.S. tax code that affected our income tax rate in 2017. The Tax Reform Act reduces the U.S. federal corporate income tax rate from 35.0% to 21.0% and requires companies to pay a one-time transition tax on certain unrepatriated earnings from foreign subsidiaries. The Tax Reform Act also establishes new tax laws that became effective January 1, 2018.
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
For 2017, we made a reasonable estimate of the impact of the Tax Reform Act and recorded a one-time credit in our 2017 income tax expense of  $120.9 million, which reflects an estimated reduction in our deferred income tax liabilities of $124.2 million as a result of the maximum federal rate decreasing to 21.0% from 35.0%, which was partially offset by an estimated increase in income tax payable in the amount of $3.3 million as a result of the transition tax on cash and cash equivalent balances related to untaxed accumulated earnings associated with our international operations. During 2018, we made a credit adjustment to the transition tax on untaxed international operations in the amount of $1.6 million. This adjustment was a reduction of income tax expense for 2018 as a result of updated calculations based on the Company’s tax filings for the 2017 year end. As of December 31, 2018, management does not expect any further changes to the amounts previously recorded and adjusted under SAB 118.
Significant components of the provision for income taxes for the years ended December 31 are as follows:

(in thousands)	2018	2017	2016
Current:
Federal	$77,694	$129,954	$126,145
State	25,096	21,392	21,110
Foreign	409	929	590
Total current provision	103,199	152,275	147,845
Deferred:
Federal	8,483	18,999	15,551
State	6,519	2,984	2,612
Foreign	6	—	—
Tax Reform Act deferred tax revaluation	—	(124,166)	—
Total deferred provision	15,008	(102,183)	18,163
Total tax provision	$118,207	$50,092	$166,008

A reconciliation of the differences between the effective tax rate and the federal statutory tax rate for the years ended December 31 is as follows:

	2018	2017	2016
Federal statutory tax rate	21.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	5.7	3.8	3.9
Non-deductible employee stock purchase plan expense	0.2	0.3	0.3
Non-deductible meals and entertainment	0.3	0.3	0.3
Non-deductible officers’ compensation	0.3	—	—
Tax Reform Act deferred tax revaluation and transition tax impact	(0.3)	(26.9)	—
Other, net	(1.6)	(1.4)	(0.3)
Effective tax rate	25.6%	11.1%	39.2%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the corresponding amounts used for income tax reporting purposes.
Significant components of the Company’s net deferred tax liabilities as of December 31 are as follows:

(in thousands)	2018	2017
Non-current deferred tax liabilities:
Intangible assets	$334,200	$306,351
Fixed assets	4,929	2,723
Impact of adoption of ASC 606 revenue recognition	29,729	—
Net unrealized holding (loss)/gain on available-for-sale securities	(78)	(6)
Total non-current deferred tax liabilities	368,780	309,068
Non-current deferred tax assets:
Deferred compensation	41,293	36,701
Accruals and reserves	10,455	7,534
Deferred profit-sharing contingent commissions	—	7,107
Net operating loss carryforwards	2,196	2,434
Valuation allowance for deferred tax assets	(896)	(893)
Total non-current deferred tax assets	53,048	52,883
Net non-current deferred tax liability	$315,732	$256,185

Income taxes paid in 2018, 2017 and 2016 were $110.6 million, $152.0 million and $143.1 million, respectively.
At December 31, 2018, the Company had net operating loss carryforwards of $0.1 million and $42.5 million for federal and state income tax reporting purposes, respectively, portions of which expire in the years 2019 through 2038. The federal carryforward is derived from insurance operations acquired by the Company in 2001. The state carryforward amount is derived from the operating results of certain subsidiaries and from the 2013 stock acquisition of Beecher Carlson Holdings, Inc.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2018	2017	2016
Unrecognized tax benefits balance at January 1	$1,694	$750	$584
Gross increases for tax positions of prior years	594	1,070	412
Gross decreases for tax positions of prior years	(5)	—	(41)
Settlements	(644)	(126)	(205)
Unrecognized tax benefits balance at December 31	$1,639	$1,694	$750

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2018, 2017 and 2016 the Company had $197,205, $228,608 and $86,191 of accrued interest and penalties related to uncertain tax positions, respectively.

The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized was $1.6 million as of December 31, 2018, $1.7 million as of December 31, 2017 and $0.8 million as of December 31, 2016. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.
As a result of a 2006 Internal Revenue Service (“IRS”) audit, the Company agreed to accrue at each December 31, for tax purposes only, a known amount of profit-sharing contingent commissions represented by the actual amount of profit-sharing contingent commissions received in the first quarter of the related year, with a true-up adjustment to the actual amount received by the end of the following March. Since this method for tax purposes differed from the method used for book purposes, it resulted in a current deferred tax asset as of December 31, 2017 and 2016. As of January 1, 2018, pursuant to ASU 606, Revenue Recognition, the deferred tax asset was removed and was included in the Company’s overall beginning retained earnings adjustment per ASC 606. The Company will now follow book treatment for accrued profit-sharing contingent commissions.
The Company is subject to taxation in the United States and various state jurisdictions. The Company is also subject to taxation in the United Kingdom. In the United States, federal returns for fiscal years 2014 through 2018 remain open and subject to examination by the IRS. The Company files and remits state income taxes in various states where the Company has determined it is required to file state income taxes. The Company’s filings with those states remain open for audit for the fiscal years 2012 through 2018. In the United Kingdom, the Company’s filings remain open for audit for the fiscal years 2017 and 2018.
During 2017, the Company settled the previously disclosed IRS income tax audit of The Wright Insurance Group for the short period ended May 1, 2014. Pursuant to the agreement in which the Company acquired The Wright Insurance Group, the Company was fully indemnified for all audit-related assessments.
During 2018, the Company settled the previously disclosed State of Massachusetts income tax audit for the fiscal year 2013 through 2014. In addition, the Company is currently under audit in the states of Colorado, Illinois, Kansas, Massachusetts and New York for the fiscal years 2015 through 2017.
In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations.
NOTE 11· Employee Savings Plan
The Company has an Employee Savings Plan (401(k)) in which substantially all employees with more than 30 days of service are eligible to participate. Under this plan, the Company makes matching contributions of up to 4.0% of each participant’s annual compensation. Prior to 2014, the Company’s matching contribution was up to 2.5% of each participant’s annual compensation with an additional discretionary profit-sharing contribution each year, which equaled 1.5% of each eligible employee’s compensation. The Company’s contribution expense to the plan totaled $22.8 million in 2018, $19.6 million in 2017 and $19.3 million in 2016.
NOTE 12· Stock-Based Compensation
Performance Stock Plan
In 1996, the Company adopted and the shareholders approved a performance stock plan, under which until the suspension of the plan in 2010, up to 28,800,000 Performance Stock Plan (“PSP”) shares could be granted to key employees contingent on the employees’ future years of service with the Company and other performance-based criteria established by the Compensation Committee of the Company’s Board of Directors. Before participants may take full title to Performance Stock, two vesting conditions must be met. Of the grants currently outstanding, specified portions satisfied the first condition for vesting based upon 20% incremental increases in the 20-trading-day average stock price of Brown & Brown’s common stock from the price on the business day prior to date of grant. Performance Stock that has satisfied the first vesting condition is considered “awarded shares.” Awarded shares are included as issued and outstanding common stock shares and are included in the calculation of basic and diluted net income per share. Dividends are paid on awarded shares and participants may exercise voting privileges on such shares. Awarded shares satisfy the second condition for vesting on the earlier of a participant’s: (i) 15 years of continuous employment with Brown & Brown from the date shares are granted to the participants (or, in the case of the July 2009 grant to Powell Brown, 20 years), (ii) attainment of age 64 (on a prorated basis corresponding to the number of years since the date of grant), or (iii) death or disability. On April 28, 2010, the PSP was suspended and any remaining authorized, but unissued shares, as well as any shares forfeited in the future, will be reserved for issuance under the 2010 Stock Incentive Plan (the “SIP”).
At December 31, 2018, 10,269,384 shares had been granted, net of forfeitures, under the PSP. As of December 31, 2018, 1,196,092 shares had met the first condition of vesting and had been awarded, and 9,073,292 shares had satisfied both conditions of vesting and had been distributed to participants. Of the shares that have not vested as of December 31, 2018, the initial stock prices ranged from $8.16 to $12.84.
The Company uses a path-dependent lattice model to estimate the fair value of PSP grants on the grant date.

A summary of PSP activity for the years ended December 31, 2018, 2017 and 2016 is as follows:

	Weighted- average grant date fair value	Granted shares	Awarded shares	Shares not yet awarded
Outstanding at January 1, 2016	$4.52	3,204,428	3,188,428	16,000
Granted	$—	—	—	—
Awarded	$—	—	8,000	(8,000)
Vested	$3.19	(1,012,844)	(1,012,844)	—
Forfeited	$5.26	(185,034)	(177,034)	(8,000)
Outstanding at December 31, 2016	$5.11	2,006,550	2,006,550	—
Granted	$—	—	—	—
Awarded	$—	—	—	—
Vested	$4.81	(277,602)	(277,602)	—
Forfeited	$5.24	(34,472)	(34,472)	—
Outstanding at December 31, 2017	$5.16	1,694,476	1,694,476	—
Granted	$—	—	—	—
Awarded	$—	—	—	—
Vested	$5.53	(453,860)	(453,860)	—
Forfeited	$4.92	(44,524)	(44,524)	—
Outstanding at December 31, 2018	$5.03	1,196,092	1,196,092	—

The total fair value of PSP grants that vested during each of the years ended December 31, 2018, 2017 and 2016 was $11.9 million, $6.3 million and $18.1 million, respectively.
Stock Incentive Plan
On April 28, 2010, the shareholders of the Company, Inc. approved the Stock Incentive Plan (“SIP”) that provides for the granting of stock options, stock, restricted stock units, and/or stock appreciation rights to employees and directors contingent on criteria established by the Compensation Committee of the Company’s Board of Directors. The principal purpose of the SIP is to attract, incentivize and retain key employees by offering those persons an opportunity to acquire or increase a direct proprietary interest in the Company’s operations and future success. The SIP includes a sub-plan applicable to Decus Insurance Brokers Limited (“Decus”) which, is a subsidiary of Decus Holdings (U.K.) Limited. The shares of stock reserved for issuance under the SIP are any shares that are authorized for issuance under the PSP and not already subject to grants under the PSP, and that were outstanding as of April 28, 2010, the date of suspension of the PSP, together with PSP shares and SIP shares forfeited after that date. As of April 28, 2010, 12,093,536 shares were available for issuance under the PSP, which were then transferred to the SIP. In addition, in May 2016 and May 2017 our shareholders approved amendments to the SIP to increase the shares available for issuance by an additional 2,400,000 and 2,600,000, respectively.
The Company has granted stock to our employees in the form of Restricted Stock Awards and Performance Stock Awards under the SIP. To date, a substantial majority of stock grants to employees under the SIP vest in five to ten years. The Performance Stock Awards are subject to the achievement of certain performance criteria by grantees, which may include growth in a defined book of business, Organic Revenue growth and operating profit growth of a profit center, Organic Revenue growth of the Company and consolidated EPS growth at certain levels of the Company. The performance measurement period ranges from three to five years. Beginning in 2016, certain Performance Stock Awards have a payout range between 0% to 200% depending on the achievement against the stated performance target. Prior to 2016, the majority of the grants had a binary performance measurement criteria that only allowed for 0% or 100% payout.
Non-employee members of the Board of Directors received shares annually issued pursuant to the SIP as part of their annual compensation. A total of 33,720 shares were issued in January 2016, 22,700 shares were issued in January 2017 and 26,620 shares were issued in January 2018.
The Company uses the closing stock price on the day prior to the grant date to determine the fair value of SIP grants and then applies an estimated forfeiture factor to estimate the annual expense. Additionally, the Company uses the path-dependent lattice model to estimate the fair value of grants with PSP-type vesting conditions as of the grant date. SIP shares that satisfied the first vesting condition for PSP-type grants or the established performance criteria are considered awarded shares. Awarded shares are included as issued and outstanding common stock shares and are included in the calculation of basic and diluted net income per share.

A summary of SIP activity for the years ended December 31, 2018, 2017 and 2016 is as follows:

	Weighted- average grant date fair value	Granted shares	Awarded shares	Shares not yet awarded
Outstanding at January 1, 2016	$14.37	12,553,944	2,259,988	10,293,956
Granted	$17.76	1,944,198	365,306	1,578,892	(1)
Awarded	$12.46	—	2,862,638	(2,862,638)
Vested	$13.66	(333,768)	(333,768)	—
Forfeited	$12.67	(1,908,262)	(351,576)	(1,556,686)
Outstanding at December 31, 2016	$14.98	12,256,112	4,802,588	7,453,524
Granted	$20.82	1,392,912	241,334	1,151,578	(2)
Awarded	$15.72	—	326,808	(326,808)
Vested	$12.61	(484,914)	(484,914)	—
Forfeited	$14.89	(342,120)	(76,212)	(265,908)
Outstanding at December 31, 2017	$15.58	12,821,990	4,809,604	8,012,386
Granted	$22.87	1,577,721	454,313	1,123,408	(3)
Awarded	$15.89	—	2,489,905	(2,489,905)
Vested	$14.09	(933,916)	(933,916)	—
Forfeited	$16.37	(2,363,420)	(224,587)	(2,138,833)
Outstanding at December 31, 2018	$16.69	11,102,375	6,595,319	4,507,056

(1)
Of the 1,578,892 shares of performance-based restricted stock granted in 2016, the payout for 706,264 shares may be increased up to 200% of the target or decreased to zero, subject to the level of performance attained. The amount reflected in the table includes all restricted stock grants at a target payout of 100%.

(2)
Of the 1,151,578 shares of performance-based restricted stock granted in 2017, the payout for 641,652 shares may be increased up to 200% of the target or decreased to zero, subject to the level of performance attained. The amount reflected in the table includes all restricted stock grants at a target payout of 100%.

(3)
Of the 1,123,408 shares of performance-based restricted stock granted in 2018, the payout for 576,886 shares may be increased up to 200% of the target or decreased to zero, subject to the level of performance attained. The amount reflected in the table includes all restricted stock grants at a target payout of 100%.

The following table sets forth information as of December 31, 2018, 2017 and 2016, with respect to the number of time-based restricted shares granted and awarded, the number of performance-based restricted shares granted, and the number of performance-based restricted shares awarded under our Performance Stock Plan and 2010 Stock Incentive Plan:

Year	Time-based restricted stock granted and awarded	Performance-based restricted stock granted		Performance-based restricted stock awarded
2018	454,313	1,123,408	(1)	2,489,905
2017	241,334	1,151,578	(2)	326,808
2016	365,306	1,578,892	(3)	2,870,638

(1)
Of the 1,123,408 shares of performance-based restricted stock granted in 2018, the payout for 576,886 shares may be increased up to 200% of the target or decreased to zero, subject to the level of performance attained. The amount reflected in the table includes all restricted stock grants at a target payout of 100%.

(2)
Of the 1,151,578 shares of performance-based restricted stock granted in 2017, the payout for 641,652 shares may be increased up to 200% of the target or decreased to zero, subject to the level of performance attained. The amount reflected in the table includes all restricted stock grants at a target payout of 100%.

(3)
Of the 1,578,892 shares of performance-based restricted stock granted in 2016, the payout for 706,264 shares may be increased up to 200% of the target or decreased to zero, subject to the level of performance attained. The amount reflected in the table includes all restricted stock grants at a target payout of 100%.

At December 31, 2018, 8,697,491 shares were available for future grants. This amount is calculated assuming the maximum payout for all restricted stock grants.
Employee Stock Purchase Plan
The Company has a shareholder-approved Employee Stock Purchase Plan (“ESPP”) with a total of 34,000,000 authorized shares of which 7,316,901 were available for future subscriptions as of December 31, 2018. Employees of the Company who regularly work 20 hours or more per week are eligible to participate in the ESPP. Participants, through payroll deductions, may allot up to 10% of their compensation towards the purchase of a maximum of $25,000 worth of Company stock between August 1st of each year and the following July 31st (the “Subscription Period”) at a cost of 85% of the lower of the stock price as of the beginning or end of the Subscription Period.
The Company estimates the fair value of an ESPP share option as of the beginning of the Subscription Period as the sum of: (1) 15% of the quoted market price of the Company’s stock on the day prior to the beginning of the Subscription Period, and (2) 85% of the value of a one-year stock option on the Company stock using the Black-Scholes option-pricing model. The estimated fair value of an ESPP share option as of the Subscription Period beginning in August 2018 was $5.88. The fair values of an ESPP share option as of the Subscription Periods beginning in August 2017 and 2016, were $4.32 and $3.81, respectively.
For the ESPP plan years ended July 31, 2018, 2017 and 2016, the Company issued 985,601, 1,058,024 and 1,029,330 shares of common stock, respectively. These shares were issued at an aggregate purchase price of $18.7 million, or $18.96 per share, in 2018, $16.4 million, or $15.52 per share, in 2017, and $15.0 million, or $14.62 per share, in 2016.

For the five months ended December 31, 2018, 2017 and 2016 (portions of the 2018-2019, 2017-2018 and 2016-2017 plan years), 402,349, 435,027 and 494,046 shares of common stock (from authorized but unissued shares), respectively, were subscribed to by ESPP participants for proceeds of approximately $9.9 million, $8.2 million and $7.7 million, respectively.
Summary of Non-Cash Stock-Based Compensation Expense
The non-cash stock-based compensation expense for the years ended December 31 is as follows:

(in thousands)	2018	2017	2016
Stock incentive plan	$28,027	$24,899	$11,049
Employee stock purchase plan	4,744	4,025	3,698
Performance stock plan	748	1,707	1,305
Total	$33,519	$30,631	$16,052

Summary of Unamortized Compensation Expense
As of December 31, 2018, the Company estimates there to be $97.1 million of unamortized compensation expense related to all non-vested stock-based compensation arrangements granted under the Company’s stock-based compensation plans, based upon current projections of grant measurement against performance criteria. That expense is expected to be recognized over a weighted average period of 3.29 years.
NOTE 13· Supplemental Disclosures of Cash Flow Information and Non-Cash Financing and Investing Activities
The Company’s cash paid during the period for interest and income taxes are summarized as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Cash paid during the period for:
Interest	$38,032	$36,172	$37,652
Income taxes	$110,557	$152,024	$143,111

The Company’s significant non-cash investing and financing activities are summarized as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Other payables issued for purchased customer accounts	$5,462	$11,708	$10,664
Estimated acquisition earn-out payables and related charges	$77,378	$6,921	$4,463
Notes payable issued or assumed for purchased customer accounts	$—	$—	$492
Notes received on the sale of fixed assets and customer accounts	$52	$—	$22

Our Restricted Cash balance is comprised of funds held in separate premium trust accounts as required by state law or, in some cases, per agreement with our carrier partners. The following is a reconciliation of cash and cash equivalents inclusive of restricted cash as of December 31, 2018, 2017 and 2016.

	Balance as of December 31,
(in thousands)	2018	2017	2016
Table to reconcile cash and cash equivalents inclusive of restricted cash
Cash and cash equivalents	$438,961	$573,383	515,646
Restricted cash	338,635	250,705	265,637
Total cash and cash equivalents inclusive of restricted cash at the end of the period	$777,596	$824,088	781,283

NOTE 14· Commitments and Contingencies
Operating Leases
The Company leases facilities and certain items of office equipment under non-cancelable operating lease arrangements expiring on various dates through 2042. The facility leases generally contain renewal options and escalation clauses based upon increases in the lessors’ operating expenses and other charges. The Company anticipates that most of these leases will be renewed or replaced upon expiration. At December 31, 2018, the aggregate future minimum lease payments under all non-cancelable lease agreements were as follows:

(in thousands)
2019	$48,292
2020	43,517
2021	34,836
2022	27,035
2023	19,981
Thereafter	36,349
Total minimum future lease payments	$210,010
Rental expense in 2018, 2017 and 2016 for operating leases totaled $54.6 million, $51.0 million and $49.3 million, respectively.
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
The Company’s accruals for legal matters that were probable and estimable were not material at December 31, 2018 and 2017. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could adversely impact the Company’s operating results, cash flows and overall liquidity. The Company maintains third-party insurance policies to provide coverage for certain legal claims, in an effort to mitigate its overall exposure to unanticipated claims or adverse decisions. However, as (i) one or more of the Company’s insurance carriers could take the position that portions of these claims are not covered by the Company’s insurance, (ii) to the extent that payments are made to resolve claims and lawsuits, applicable insurance policy limits are eroded and (iii) the claims and lawsuits relating to these matters are continuing to develop, it is possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by unfavorable resolutions of these matters. Based upon the AM Best Company ratings of these third-party insurers, management does not believe there is a substantial risk of an insurer’s material non-performance related to any current insured claims.
On the basis of current information, the availability of insurance and legal advice, in management’s opinion, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, would have a material adverse effect on its financial condition, operations and/or cash flows.

NOTE 15· Quarterly Operating Results (Unaudited)
Quarterly operating results for 2018 and 2017 were as follows:

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018
Total revenues	$501,461	$473,187	$530,850	$508,748
Total expenses	$383,020	$372,277	$388,350	$408,137
Income before income taxes	$118,441	$100,910	$142,500	$100,611
Net income	$90,828	$73,922	$106,053	$73,452
Net income per share:
Basic	$0.33	$0.27	$0.38	$0.26
Diluted	$0.32	$0.26	$0.38	$0.26
2017
Total revenues	$465,080	$466,305	$475,646	$474,316
Total expenses	$354,113	$358,303	$351,227	$367,982
Income before income taxes	$110,967	$108,002	$124,419	$106,334
Net income	$70,110	$66,102	$75,913	$187,505
Net income per share:
Basic(1)	$0.25	$0.24	$0.27	$0.68
Diluted(1)	$0.25	$0.23	$0.27	$0.66	(2)

(1)	2017 reflects the 2-for-1 stock split that occurred on March 28, 2018.

(2)	Includes $0.43 impact associated with recording impact of the Tax Reform Act.
Quarterly financial results are affected by seasonal variations. The timing of the Company’s policy renewals and acquisitions may cause revenues, expenses and net income to vary significantly between quarters.
NOTE 16· Segment Information
Brown & Brown’s business is divided into four reportable segments: (1) the Retail Segment, which provides a broad range of insurance products and services to commercial, public and quasi-public entities, and to professional and individual customers, (2) the National Programs Segment, which acts as an MGA, provides professional liability and related package products for certain professionals, a range of insurance products for individuals, flood coverage, and targeted products and services designated for specific industries, trade groups, governmental entities and market niches, all of which are delivered through nationwide networks of independent agents, and Brown & Brown retail agents, (3) the Wholesale Brokerage Segment, which markets and sells excess and surplus commercial and personal lines insurance, primarily through independent agents and brokers, as well as Brown & Brown retail agents, and (4) the Services Segment, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare Set-aside services, Social Security disability and Medicare benefits advocacy services and claims adjusting services.
Brown & Brown conducts all of its operations within the United States of America, except for a wholesale brokerage operation based in London, England, retail operations in Bermuda and the Cayman Islands, and a national programs operation in Canada. These operations earned $15.2 million, $15.9 million and $14.5 million of total revenues for the years ended December 31, 2018, 2017 and 2016, respectively. Long-lived assets held outside of the United States during each of these three years were not material.
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

	Year ended December 31, 2018
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$1,042,763	$494,463	$287,014	$189,246	$760	$2,014,246
Investment income	$2	$506	$165	$205	$1,868	$2,746
Amortization	$44,386	$25,954	$11,391	$4,813	$—	$86,544
Depreciation	$5,289	$5,486	$1,628	$1,558	$8,873	$22,834
Interest expense	$35,969	$26,181	$5,254	$2,869	$(29,693)	$40,580
Income before income taxes	$217,845	$117,375	$70,171	$34,508	$22,563	$462,462
Total assets	$5,850,045	$2,940,097	$1,283,877	$471,572	$(3,856,923)	$6,688,668
Capital expenditures	$6,858	$12,391	$2,518	$1,525	$18,228	$41,520

	Year ended December 31, 2017
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$943,460	$479,813	$271,737	$165,372	$20,965	$1,881,347
Investment income	$8	$384	$—	$299	$935	$1,626
Amortization	$42,164	$27,277	$11,456	$4,548	$1	$85,446
Depreciation	$5,210	$6,325	$1,885	$1,600	$7,678	$22,698
Interest expense	$31,133	$35,561	$6,263	$3,522	$(38,163)	$38,316
Income before income taxes	$196,616	$109,961	$68,844	$30,498	$43,803	$449,722
Total assets	$4,255,515	$3,267,486	$1,260,239	$399,240	$(3,434,930)	$5,747,550
Capital expenditures	$4,494	$5,936	$1,836	$1,033	$10,893	$24,192

	Year ended December 31, 2016
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$917,406	$448,516	$243,103	$156,365	$1,239	$1,766,629
Investment income	$37	$628	$4	$283	$504	$1,456
Amortization	$43,447	$27,920	$10,801	$4,485	$10	$86,663
Depreciation	$6,191	$7,868	$1,975	$1,881	$3,088	$21,003
Interest expense	$38,216	$45,738	$3,976	$4,950	$(53,399)	$39,481
Income before income taxes	$188,001	$91,762	$62,623	$24,338	$56,775	$423,499
Total assets(1)	$3,854,393	$2,711,378	$1,108,829	$371,645	$(2,783,511)	$5,262,734
Capital expenditures	$5,951	$6,977	$1,301	$656	$2,880	$17,765

(1)	Total assets have been restated to reflect the adoption of ASU No. 2015-17, “Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”).

NOTE 17· Reinsurance
Although the reinsurers are liable to the Company for amounts reinsured, our subsidiary, WNFIC remains primarily liable to its policyholders for the full amount of the policies written whether or not the reinsurers meet their obligations to the Company when they become due. The effects of reinsurance on premiums written and earned at December 31 are as follows:

	2018		2017
(in thousands)	Written	Earned	Written	Earned
Direct premiums	$619,223	$602,320	$604,623	$592,267
Assumed premiums	—	—	—	—
Ceded premiums	619,206	602,303	604,610	592,254
Net premiums	$17	$17	$13	$13

All premiums written by WNFIC under the National Flood Insurance Program are 100% ceded to FEMA, for which WNFIC received a 30.9% expense allowance from January 1, 2018 through September 30, 2018. From October 1, 2018 through December 31, 2018 WNFIC received a 30.0% expense allowance. As of December 31, 2018 and 2017, the Company ceded $617.2 million and $602.9 million of written premiums, respectively.
Effective April 1, 2014, WNFIC is also a party to a quota share agreement whereby it cedes 100% of its gross private excess flood premiums, excluding fees, to Arch Reinsurance Company and receives a 30.5% commission. WNFIC ceded $2.0 million and $1.7 million for the years ended December 31, 2018 and 2017. As of December 31, 2018, WNFIC had $2.3 million in paid excess flood losses, $99,349 in loss adjustment expenses, case reserves of $0 and incurred but not reported of $0.1 million.
WNFIC also ceded 100%, of the Homeowners, Private Passenger Auto Liability, and Other Liability Occurrence to Stillwater Insurance Company, formerly known as Fidelity National Insurance Company. This business is in runoff. Therefore, only loss data still exists on this business. As of December 31, 2018, no ceded unpaid losses and loss adjustment expenses or incurred but not reported balance for Homeowners, Private Passenger Auto Liability and Other Liability Occurrence.
As of December 31, 2018, the Consolidated Balance Sheet contained Reinsurance recoverable of $65.4 million and Prepaid reinsurance premiums of $337.9 million. As of December 31, 2017, the Consolidated Balance Sheet contained reinsurance recoverable of $477.8 million and prepaid reinsurance premiums of $321.0 million. There was $0.2 million net activity in the reserve for losses and loss adjustment expense for the year ended December 31, 2018, and $1.1 million net activity in the reserve for losses and loss adjustment expense for the year ended December 31, 2017, as WNFIC’s direct premiums written were 100% ceded to two reinsurers. The balance of the reserve for losses and loss adjustment expense, excluding related reinsurance recoverables was $65.4 million as of December 31, 2018 and $477.8 million as of December 31, 2017.
NOTE 18· Statutory Financial Information
WNFIC maintains capital in excess of minimum statutory amount of $7.5 million as required by regulatory authorities. The statutory capital and surplus of WNFIC was $19.4 million as of December 31, 2018 and $28.7 million as of December 31, 2017. As of December 31, 2018 and 2017, WNFIC generated statutory net income of $4.5 million and $4.8 million, respectively.
NOTE 19· Subsidiary Dividend Restrictions
Under the insurance regulations of Texas, where WNFIC in incorporated, the maximum amount of ordinary dividends that WNFIC can pay to shareholders in a rolling twelve month period is limited to the greater of 10% of statutory adjusted capital and surplus as shown on WNFIC’s last annual statement on file with the superintendent of the Texas Department of Insurance or 100% of adjusted net income. There was no dividend payout in 2018 and the maximum dividend payout that may be made in 2019 without prior approval is $4.5 million.
NOTE 20· Shareholders’ Equity
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

On March 28, 2018, we effected a 2-for-1 stock split (the “Stock Split”). As a result of the Stock Split, every share of common stock outstanding as of close of business on March 14, 2018 received an additional share of common stock, increasing the number of outstanding shares of common stock from approximately 138 million shares to approximately 276 million shares. The number of authorized shares of our common stock increased from 280 million shares to 560 million shares. No fractional shares were issued in connection with the Stock Split. Par value of the Company’s common stock was unchanged as a result of the Stock Split remaining at $0.10 per share. The number of shares of common stock reserved or subject to outstanding grants, the exercise or purchase prices applicable to such outstanding grants and subscriptions, and certain grant limitations under our 1990 Employee Stock Purchase Plan, Performance Stock Plan and 2010 Stock Incentive Plan were adjusted as a result of the Stock Split, as required under the terms of those plans. Treasury shares were not adjusted for the Stock Split. All other shares and per share data included within this Annual Report on Form 10-K, including our Consolidated Financial Statements and related footnotes, have been adjusted to account for the effect of the Stock Split.
On December 12, 2018, the Company entered into accelerated share repurchase agreement ("ASR") with an investment bank to purchase an aggregate $100.0 million of the Company’s common stock. As part of the ASR, the Company received an initial share delivery of 2,910,150 shares of the Company’s common stock with a fair market value of $80.0 million. Upon maturity of the program, the Company will receive the remaining balance of $20.0 million at settlement.
During 2014, the Company repurchased 2,384,760 shares at an average price per share of $31.46 for a total cost of $75.0 million under the original share repurchase authorization from the Board of Directors on July 18, 2014. During 2015, the Company repurchased 5,408,819 shares at an average price per share of $32.35 for a total cost of $175.0 million under the current share repurchase authorization, while exhausting the previous authorization of $200.0 million from the Board of Directors in 2014. During 2016, the Company repurchased 209,618 shares at an average price per share of $36.53 for a total cost of $7.7 million under the current share repurchase authorization. During 2017, the Company repurchased 2,883,349 shares at an average price of $48.51 for a total cost of $139.9 million under the current share repurchase authorization. At December 31, 2018, the remaining amount authorized by our Board of Directors for share repurchases was $147.5 million. Under the authorized repurchase programs, the Company has repurchased a total of approximately 13.8 million shares for an aggregate cost of approximately $477.5 million between 2014 and 2017. The aforementioned share amounts have not been adjusted for the March 28, 2018 Stock Split, as treasury shares did not participate in this stock split transaction.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Brown & Brown, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Brown & Brown, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
Adoption of New Accounting Standards
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for revenue from contracts with customers on January 1, 2018, on a modified retrospective basis due to the adoption of Financial Accounting Standards Board Accounting Standards Codification 606, Revenue from Contracts with Customers, and related amendments.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 25, 2019

We have served as the Company’s auditor since 2002.

ITEM 9. Changes in and Disagreements with Accountants and Financial Disclosure.
There were no changes in or disagreements with accountants on accounting and financial disclosure in 2018.
ITEM 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation (the “Evaluation”) required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of December 31, 2018. Based upon the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosures.
Changes in Internal Controls
There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Brown & Brown, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Brown & Brown, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 25, 2019, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Accounting Standards Codification 606, Revenue from Contracts with Customers, and related amendments.
As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the Automotive Development Group, LLC, Servco Pacific Inc., Health Special Risk, Inc., Professional Disability Associates, LLC, Finance & Insurance Resources Inc., Rodman Insurance Agency, Inc., The Hays Group, Inc. et al, and Dealer Associates, Inc. which were acquired in 2018 and whose financial statements constitute approximately 0.01 percent and 17.55 percent of net and total assets, respectively, 3.18 percent of revenues, and 0.36 percent of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2018. Accordingly, our audit did not include the internal control over financial reporting of these acquired entities.
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
February 25, 2019

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
In conducting Brown & Brown’s evaluation of the effectiveness of its internal control over financial reporting, Brown & Brown has excluded the following acquisitions completed by Brown & Brown during 2018: the Automotive Development Group, LLC, Servco Pacific Inc., Health Special Risk, Inc., Professional Disability Associates, LLC, Finance & Insurance Resources Inc., Rodman Insurance Agency, Inc., The Hays Group, Inc. et al, and Dealer Associates, Inc. (collectively the “2018 Excluded Acquisitions”), which were acquired during 2018 and whose financial statements constitute approximately 0.01% and 17.55% of net and total assets, respectively, 3.18% of revenues, and 0.36% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2018. Refer to Note 3 to the Consolidated Financial Statements for further discussion of these acquisitions and their impact on Brown & Brown’s Consolidated Financial Statements.
Based upon Brown & Brown’s evaluation under the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that internal control over financial reporting was effective as of December 31, 2018. Management’s internal control over financial reporting as of December 31, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Brown & Brown, Inc.
Daytona Beach, Florida
February 25, 2019

/s/ J. Powell Brown	/s/ R. Andrew Watts
J. Powell Brown Chief Executive Officer	R. Andrew Watts Executive Vice President, Chief Financial Officer and Treasurer

ITEM 9B. Other Information.
None
PART III
ITEM 10. Directors, Executive Officers and Corporate Governance.
Set forth below is certain information concerning our executive officers as of February 25, 2019. All officers hold office for one-year terms or until their successors are elected and qualified.

J. Hyatt Brown	Chairman	81
J. Powell Brown	President and Chief Executive Officer	51
Robert W. Lloyd	Executive Vice President; Secretary and General Counsel	54
J. Scott Penny	Executive Vice President; Chief Acquisitions Officer	52
Julie K. Ryan	Executive Vice President; Chief People Officer	47
Anthony T. Strianese	Executive Vice President; President - Wholesale Brokerage Division	57
Chris L. Walker	Executive Vice President; President - National Programs Division	61
R. Andrew Watts	Executive Vice President; Chief Financial Officer and Treasurer	50
J. Hyatt Brown. Mr. Brown was our Chief Executive Officer from 1993 to 2009 and our President from 1993 to December 2002, and served as President and Chief Executive Officer of our predecessor corporation from 1961 to 1993. He was a member of the Florida House of Representatives from 1972 to 1980, and Speaker of the House from 1978 to 1980. Mr. Brown serves on the Board of Directors of International Speedway Corporation, a publicly held company. Mr. Brown is a member of the Board of Trustees of Stetson University, of which he is a past Chairman, and the Florida Council of 100. Mr. Hyatt Brown’s son, J. Powell Brown, is employed by us as President and Chief Executive Officer, and has served as a director since October 2007.
J. Powell Brown. Mr. Brown was named Chief Executive Officer in July 2009. He has been our President since January 2007 and was appointed to be a director in October 2007. Prior to 2007, he served as one of our Regional Executive Vice Presidents since 2002. Mr. Brown was previously responsible for overseeing certain or all parts of all of our divisions over the years, and worked in various capacities throughout the Company since joining us in 1995. Mr. Brown has served on the Board of Directors of WestRock Company (formerly RockTenn Company), a publicly held company, since January 2010. He is the son of our Chairman, J. Hyatt Brown.
Robert W. Lloyd.  Mr. Lloyd has served as our General Counsel since 2009 and as Executive Vice President and Corporate Secretary since 2014. He previously served as Vice President from 2006 to 2014, Chief Litigation Officer from 2006 until 2009 and as Assistant General Counsel from 2001 until 2006. Prior to that, he worked as sales manager and marketing manager, respectively, in our Daytona Beach, Florida retail office.  While working in a sales role, Mr. Lloyd qualified for the Company’s top producer honors (Tangle B) in 2001. He has also earned his Chartered Property Casualty Underwriter (CPCU) and Certified Insurance Counselor (CIC) designations.  Before joining us, Mr. Lloyd practiced law and served as outside counsel to the Company with the law firm of Cobb & Cole, P.A. in Daytona Beach, Florida.  Mr. Lloyd is a Rotarian; a director, legal counsel, and chairman-elect of the Greater Daytona Beach Area Chamber of Commerce; a director of the Council on Aging of Volusia County; a member of the executive committee of the Halifax Area Civic League; and a member of the Advisory Board of the Central Florida Council - Boy Scouts of America. He also served on the economic advisory committee to the transition team for Florida Governor-Elect Ron Desantis. Since 2017, Mr. Lloyd has served as an independent director of Raydon Corporation, a private company based in Port Orange, Florida.
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

Anthony T. Strianese. Mr. Strianese has served as President of our Wholesale Brokerage Division since 2014. He served as Regional President from 2012 to 2014 and Regional Executive Vice President from July 2007 to January 2012, and serves as director and as an executive officer for several of our subsidiaries. Mr. Strianese’s responsibilities for our Wholesale Brokerage Division include oversight of the operations of Peachtree Special Risk Brokers, LLC, Hull & Company, Inc., ECC Insurance Brokers, Inc., MacDuff Underwriters, Inc. and Decus Insurance Brokers Limited, which commenced operations in 2008 in London, England. Additionally, Mr. Strianese is responsible for certain of our public entity operations located in Georgia, Texas and Virginia. Mr. Strianese joined the Company in January 2000 and helped form Peachtree Special Risk Brokers. Prior to joining us, he held leadership positions with The Home Insurance Company and Tri-City Brokers in New York City.
Chris L. Walker. Mr. Walker was appointed President of our National Programs Division in 2014. He served as Regional Executive Vice President from 2012 to 2014. Mr. Walker is responsible for our National Programs Division. He has also served as Chief Executive Officer of Arrowhead since 2012. He has been involved with Arrowhead’s business development strategies, product expansion, acquisitions and the overall operations and infrastructure since joining the organization in 2003. Prior to that, he served as Vice Chairman of Aon Re. Mr. Walker’s insurance career began with the reinsurance intermediary E.W. Blanch Co., where he ultimately served as Chairman and CEO of E.W. Blanch Holdings. He previously served as Chairman of the Brokers and Reinsurance Markets Association.
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
The additional information required by this item regarding directors and executive officers is incorporated herein by reference to our definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Shareholders to be held in 2019 (the “2019 Proxy Statement”) under the headings “Board and Corporate Governance Matters” and “Other Important Information.” We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, and controller. A copy of our Code of Ethics for our Chief Executive Officer and our Senior Financial Officers and a copy of our Code of Business Conduct and Ethics applicable to all employees are posted on our Internet website, at www.bbinsurance.com, and are also available upon written request directed to Corporate Secretary, 220 Brown & Brown, Inc., South Ridgewood Avenue, Daytona Beach, Florida 32114, or by telephone to (386) 252-9601. Any approved amendments to, or waiver of, any provision of the Code of Business Conduct and Ethics will be posted on our website at the above address.

ITEM 11. Executive Compensation.
The information required by this item is incorporated herein by reference to the 2019 Proxy Statement under the heading “Compensation Matters.”

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.
 Equity Compensation Plan Information
The following table sets forth information as of December 31, 2018, with respect to compensation plans under which the Company’s equity securities are authorized for issuance:

	A
Plan Category	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by shareholders:
Brown & Brown, Inc. 2010 Stock Incentive Plan	8,697,491	(2)
Brown & Brown, Inc. 1990 Employee Stock Purchase Plan	7,316,901
Brown & Brown, Inc. Performance Stock Plan	—
Total	16,014,392
Equity compensation plans not approved by shareholders	—

(1)
All of the shares available for future issuance under the Brown & Brown, Inc. Performance Stock Plan, and the Brown & Brown, Inc. 2010 Stock Incentive Plan may be issued in connection with options, warrants, rights, restricted stock, or other stock-based awards.

(2)
The payout for 1,770,134 shares of our outstanding performance-based restricted stock grants may be increased up to 200% of the target or decreased to zero, subject to the level of performance attained. The amount reflected in the table is calculated assuming the maximum payout for all restricted stock grants.

The information required by this item is incorporated herein by reference to the 2019 Proxy Statement under the heading “Security Ownership of Management and Certain Beneficial Owners.”
ITEM 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated herein by reference to the 2019 Proxy Statement under the headings “Director Independence,” “Related Party Transactions Policy” and “Relationships and Transactions with Affiliated Parties.”
ITEM 14. Principal Accounting Fees and Services.
The information required by this item is incorporated herein by reference to the 2019 Proxy Statement under the heading “Fees Paid to Deloitte & Touche LLP.”

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
2. Consolidated Financial Statement Schedules.
All required Financial Statement Schedules are included in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.
3. Exhibits
The following exhibits are filed as a part of this Report:

3.1
Articles of Amendment to the Articles of Incorporation (adopted February 26, 2018) (incorporated by reference to Exhibit 3.1 to Form 8-K filed March 29, 2018 and Articles of Amendment to Articles of Incorporation (adopted April 24, 2003) (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 2003), and Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 1999).

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

10.1(c)	Form of Employment Agreement (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2014).*

10.1(d)	Employment Agreement, dated as of January 9, 2012, between the Registrant and Chris L. Walker (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2013).*

10.1(e)**	Employment Agreement, dated as of November 16, 2018, between the Registrant and James C. Hays.*

10.2(a)	Registrant’s Stock Performance Plan (incorporated by reference to Exhibit 4 to Registration Statement No. 333-14925 on Form S-8 filed on October 28, 1996).*

10.2(b)	Registrant’s Stock Performance Plan as amended, effective January 23, 2008 (incorporated by reference to Exhibit 10.6(b) to Form 10-K for the year ended December 31, 2007).*

10.2(c)	Registrant’s Stock Performance Plan as amended, effective July 21, 2009 (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2009).*

10.3	Registrant’s 2010 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 5, 2017).*

10.4(a)	Form of Performance-Based Stock Grant Agreement under 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended December 31, 2010).*

10.4(b)	Form of Performance-Triggered Stock Grant Agreement under 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 8, 2013).*

10.4(c)	Form of Performance Stock Award Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.5(c) to Form 10-K filed on February 28, 2018).*

10.4(d)	Form of Restricted Stock Award Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 23, 2016).*

10.4(e)	Form of Director Stock Grant Agreement (incorporated by reference to Exhibit 10.8(e) to Form 10-K filed for the year ended December 31, 2016).

10.5	Promissory Note dated January 9, 2012, by and between Registrant and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.18 to Form 10-K for the year ended December 31, 2011).

10.6	Letter Agreement dated January 9, 2012 by and between Registrant and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.19 to Form 10-K for the year ended December 31, 2011).

10.7
Amended and Restated Credit Agreement dated as of June 28, 2017, among the Registrant, JPMorgan Chase Bank, N.A., Bank of America, N.A., Royal Bank of Canada and SunTrust Bank (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2017).

10.8
Settlement Agreement, dated March 1, 2017, by and among the Company, AssuredPartners, Inc. and certain of its employees and former employees (incorporated by reference to Exhibit 10.1 to the form 10-Q for the quarter ended March 31, 2017).

10.9**
Asset Purchase Agreement, dated as of October 22, 2018, by and among Brown & Brown, Inc., BBHG, Inc., The Hays Group, Inc., The Hays Group Of Wisconsin LLC, The Hays Benefits Group, LLC, PlanIT, LLC, The Hays Benefits Group of Wisconsin, LLC, and The Hays Group of Illinois, LLC, and Claims Management of Missouri, LLC.

10.10**
Term Loan Credit Agreement, dated December 21, 2018, by and among the Company, Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., BMO Harris Bank N.A. and SunTrust Bank as co-syndication agents, and Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, BMO Capital Markets Corp. and SunTrust Robinson Humphrey, Inc. as joint lead arrangers and joint bookrunners.

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
* Management Contract or Compensatory Plan or Arrangement
** Filed herewith
ITEM 16. Form 10-K Summary.
None

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROWN & BROWN, INC. Registrant
Date: February 25, 2019	By:	/s/ J. Powell Brown
J. Powell Brown
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ J. Powell Brown	Director; President and Chief Executive Officer (Principal Executive Officer)	February 25, 2019
J. Powell Brown

/s/ R. Andrew Watts	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 25, 2019
R. Andrew Watts

*	Chairman of the Board	February 25, 2019
J. Hyatt Brown

*	Director	February 25, 2019
Samuel P. Bell, III

*	Director	February 25, 2019
Hugh M. Brown

*	Director	February 25, 2019
Bradley Currey, Jr.

*	Director	February 25, 2019
Lawrence L. Gellerstedt

*	Director	February 25, 2019
James C. Hays

*	Director	February 25, 2019
Theodore J. Hoepner

*	Director	February 25, 2019
James S. Hunt

*	Director	February 25, 2019
Toni Jennings

*	Director	February 25, 2019
Timothy R.M. Main

*	Director	February 25, 2019
H. Palmer Proctor, Jr.

*	Director	February 25, 2019
Wendell Reilly

*	Director	February 25, 2019
Chilton D. Varner

*By:	/s/ Robert W. Lloyd
Robert W. Lloyd Attorney-in-Fact