Form 10-Q
period 2019-03-31
BROWN & BROWN, INC.
filed 2019-05-09
CIK 79282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.10 Par Value	BRO	New York Stock Exchange
The number of shares of the Registrant’s common stock, $0.10 par value, outstanding as of May 7, 2019 was 282,042,437.

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

•
The integration of our operations with those of businesses or assets we have acquired, including our November 2018 acquisition of The Hays Group, Inc. and certain of its affiliates (collectively, “Hays Companies”), or may acquire in the future and the failure to realize the expected benefits of such integration;

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

PART I — FINANCIAL INFORMATION
ITEM 1 — Financial Statements (Unaudited)
BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands, except per share data)	For the three months ended March 31,
	2019	2018
REVENUES
Commissions and fees	$617,463	$500,338
Investment income	1,081	601
Other income, net	736	522
Total revenues	619,280	501,461
EXPENSES
Employee compensation and benefits	332,837	270,899
Other operating expenses	88,783	76,313
(Gain)/loss on disposal	505	(2,420)
Amortization	26,192	20,539
Depreciation	6,035	5,552
Interest	15,198	9,671
Change in estimated acquisition earn-out payables	1,210	2,466
Total expenses	470,760	383,020
Income before income taxes	148,520	118,441
Income taxes	34,624	27,613
Net income	$113,896	$90,828
Net income per share:
Basic	$0.41	$0.33
Diluted	$0.40	$0.32
Dividends declared per share	$0.080	$0.075
See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except per share data)	March 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$322,477	$438,961
Restricted cash and investments	302,410	338,635
Short-term investments	10,518	12,868
Premiums, commissions and fees receivable	847,132	844,815
Reinsurance recoverable	51,356	65,396
Prepaid reinsurance premiums	314,363	337,920
Other current assets	146,492	128,716
Total current assets	1,994,748	2,167,311
Fixed assets, net	117,364	100,395
Operating lease assets	174,580	—
Goodwill	3,513,218	3,432,786
Amortizable intangible assets, net	907,638	898,807
Investments	17,528	17,394
Other assets	81,213	71,975
Total assets	$6,806,289	$6,688,668
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Premiums payable to insurance companies	$801,475	$857,559
Losses and loss adjustment reserve	51,356	65,212
Unearned premiums	314,363	337,920
Premium deposits and credits due customers	94,426	105,640
Accounts payable	136,467	87,345
Accrued expenses and other liabilities	193,986	279,310
Current portion of long-term debt	55,000	50,000
Total current liabilities	1,647,073	1,782,986
Long-term debt less unamortized discount and debt issuance costs	1,439,998	1,456,990
Operating lease liabilities	159,823	—
Deferred income taxes, net	300,857	315,732
Other liabilities	160,107	132,392
Shareholders’ Equity:
Common stock, par value $0.10 per share; authorized 560,000 shares; issued 295,845 shares and outstanding 282,048 shares at 2019, issued 293,380 shares and outstanding 279,583 shares at 2018 - in thousands.	29,584	29,338
Additional paid-in capital	621,249	615,180
Treasury stock, at cost at 13,797 shares at 2019 and 2018, respectively - in thousands	(477,572)	(477,572)
Retained earnings	2,925,170	2,833,622
Total shareholders’ equity	3,098,431	3,000,568
Total liabilities and shareholders’ equity	$6,806,289	$6,688,668
See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Common Stock
(in thousands, except per share data)	Shares	Par Value	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total
Balance at December 31, 2018	293,380	$29,338	$615,180	$(477,572)	$2,833,622	$3,000,568
Net income					113,896	113,896
Net unrealized holding (loss) gain on available-for-sale securities			106			106
Common stock issued for employee stock benefit plans	2,465	246	5,963			6,209
Cash dividends paid ($0.080 per share)					(22,348)	(22,348)
Balance at March 31, 2019	295,845	29,584	621,249	(477,572)	2,925,170	3,098,431

Balance at December 31, 2017	286,895	28,689	483,733	(386,322)	2,456,599	2,582,699
Adoption of Topic 606 at January 1, 2018					117,515	117,515
Beginning balance after adoption of Topic 606	286,895	28,689	483,733	(386,322)	2,574,114	2,700,214
Net income					90,828	90,828
Net unrealized holding (loss) gain on available-for-sale securities			(77)		(55)	(132)
Common stock issued for employee stock benefit plans	53	6	(327)			(321)
Purchase of treasury stock			11,250	(11,250)		—
Common stock issued to directors	13	1	699			700
Cash dividends paid ($0.075 per share)					(20,696)	(20,696)
Balance at March 31, 2018	286,961	$28,696	$495,278	$(397,572)	$2,644,191	$2,770,593
See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
(in thousands)	2019	2018
Cash flows from operating activities:
Net income	$113,896	$90,828
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	26,192	20,539
Depreciation	6,035	5,552
Non-cash stock-based compensation	12,994	7,295
Change in estimated acquisition earn-out payables	1,210	2,466
Deferred income taxes	(14,875)	(12,093)
Amortization of debt discount and disposal of deferred financing costs	456	407
Accretion of discounts and premiums, investment	(7)	3
Net gain/(loss) on sales of investments, fixed assets and customer accounts	799	(2,388)
Payments on acquisition earn-outs in excess of original estimated payables	—	(715)
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Premiums, commissions and fees receivable (increase) decrease	(6,484)	7,667
Reinsurance recoverables (increase) decrease	14,040	329,771
Prepaid reinsurance premiums (increase) decrease	23,557	28,845
Other assets (increase) decrease	(29,521)	806
Premiums payable to insurance companies increase (decrease)	(61,229)	(2,691)
Premium deposits and credits due customers increase (decrease)	(11,362)	5,910
Losses and loss adjustment reserve increase (decrease)	(13,856)	(329,874)
Unearned premiums increase (decrease)	(23,557)	(28,845)
Accounts payable increase (decrease)	56,436	52,896
Accrued expenses and other liabilities increase (decrease)	(97,689)	(94,514)
Other liabilities increase (decrease)	8,321	(2,384)
Net cash provided by operating activities	5,356	79,481
Cash flows from investing activities:
Additions to fixed assets	(23,186)	(9,751)
Payments for businesses acquired, net of cash acquired	(95,081)	(33,576)
Proceeds from sales of fixed assets and customer accounts	32	142
Purchases of investments	(31)	(6,142)
Proceeds from sales of investments	2,392	6,531
Net cash used in investing activities	(115,874)	(42,796)
Cash flows from financing activities:
Payments on acquisition earn-outs	(579)	(1,761)
Proceeds from long-term debt	350,000	—
Payments on long-term debt	(8,750)	(5,000)
Deferred debt issuance costs	(3,698)	—
Payments on revolving credit facilities	(350,000)	—
Issuances of common stock for employee stock benefit plans	16	720
Repurchase shares to fund tax withholdings for non-cash stock-based compensation	(6,832)	(7,659)
Purchase of treasury stock	—	(11,250)
Settlement (prepayment) of accelerated share repurchase program	—	11,250
Cash dividends paid	(22,348)	(20,696)
Net cash provided by (used in) financing activities	(42,191)	(34,396)
Net increase (decrease) in cash and cash equivalents inclusive of restricted cash	(152,709)	2,289
Cash and cash equivalents inclusive of restricted cash at beginning of period	777,596	824,088
Cash and cash equivalents inclusive of restricted cash at end of period	$624,887	$826,377
See accompanying Notes to Condensed Consolidated Financial Statements. Refer to Note 10 for the reconciliations of cash and cash equivalents inclusive of restricted cash and investments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1· Nature of Operations
Brown & Brown, Inc., a Florida corporation, and its subsidiaries (collectively, “Brown & Brown” or the “Company”) is a diversified insurance agency, wholesale brokerage, insurance programs and service organization that markets and sells insurance products and services, primarily in the property, casualty and employee benefits areas. Brown & Brown’s business is divided into four reportable segments. The Retail Segment provides a broad range of insurance products and services to commercial, public and quasi-public entities, and to professional and individual customers. The National Programs Segment, which acts as a managing general agent (“MGA”), provides professional liability and related package products for certain professionals, a range of insurance products for individuals, flood coverage, and targeted products and services designated for specific industries, trade groups, governmental entities and market niches, all of which are delivered through a nationwide network of independent agents, including Brown & Brown retail agents. The Wholesale Brokerage Segment markets and sells excess and surplus commercial and personal lines insurance, primarily through independent agents and brokers, as well as Brown & Brown retail agents. The Services Segment provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare Set-aside services, Social Security disability and Medicare benefits advocacy services and claims adjusting services.
NOTE 2· Basis of Financial Reporting
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of recurring accruals) necessary for a fair presentation have been included. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
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
In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The new guidance eliminates Step 2 of the goodwill impairment test. The updated guidance requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit to its carrying value, and recognizing a non-cash impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value with the loss not exceeding the total amount of goodwill allocated to that reporting unit. ASU 2017-04 will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 and will be applied prospectively. The Company is currently evaluating the impact of this guidance on future interim or annual goodwill impairment tests performed.
Recently Adopted Accounting Standards
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“Topic 842”), which provides guidance for accounting for leases. Under Topic 842, all leases are required to be recorded on the balance sheet and are classified as either operating leases or finance leases. Effective as of January 1, 2019, the Company adopted Topic 842, and all related amendments, which established Accounting Standards Codification (“ASC”) Topic 842. The Company adopted these standards by the recognition of right-of-use assets and related lease liabilities on the balance sheet. As permitted by Topic 842, the Company elected the transition practical expedient to adopt as of January 1, 2019, the date of initial application under the modified retrospective approach for leases existing at that date, with an adjustment to retained earnings. As a result, the Consolidated Balance Sheet at December 31, 2018 was not restated and continues to be reported under ASC Topic 840 (“Topic 840”) which did not require the recognition of operating lease liabilities on the balance sheet, and thus is not comparative. For the three months ended March 31, 2019, all of the Company's leases are classified as operating leases, which are primarily real estate leases for office space. The expense recognition for operating leases under Topic

842 is substantially consistent with Topic 840, where operating lease charges are recorded entirely in operating expenses. As a result, there is no significant difference in the Company's results of operations presented in the Company's Condensed Consolidated Statements of Income for each period presented.
The adoption of Topic 842 had a significant impact on the Company's balance sheet with the recognition of the operating lease right-of-use asset and the liability for operating leases. Upon adoption, leases that were classified as operating leases under Topic 840 were classified as operating leases under Topic 842. For the adoption of Topic 842, the Company recorded an adjustment of $202.9 million to operating lease right-of-use asset and the related lease liability, with no impact to retained earnings. The lease liability is the present value of the remaining minimum lease payments, determined under Topic 840, discounted using the Company's incremental borrowing rate at the effective date of January 1, 2019. As permitted under Topic 842, the Company elected practical expedient that permit the Company to not reassess whether a contract is or contains a lease, the classification of the Company's existing operating leases, and initial direct costs for any existing leases. The Company did not elect the practical expedient to use hindsight in determining the lease term (when considering lessee options to extend or terminate the lease and to purchase the underlying asset) and in assessing impairment of the Company's right-of-use assets. The application of the practical expedient did not have a significant impact on the measurement of the operating lease liability.
The impact of the adoption of Topic 842 on the balance sheet at January 1, 2019 was (in thousands):

(in thousands)	Balance at December 31, 2018	Adjustments due to Topic 842	Balance at January 1, 2019
Balance Sheet
Assets:
Other current assets	128,716	(3,004)	125,712
Operating lease assets	—	178,304	178,304
Total Assets	6,688,668	175,300	6,863,968
Liabilities:
Accrued expenses and other liabilities	279,310	13,836	293,146
Operating lease liabilities	—	161,464	161,464
Total Liabilities	3,688,100	175,300	3,863,400

For contracts entered into on or after the January 1, 2019, at the inception of a contract the Company assesses whether the contract is, or contains, a lease. This assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether the Company has the right to direct the use of the asset. Leases entered into prior to January 1, 2019 are accounted for under Topic 840 and were not reassessed. For real estate leases that contain both lease and non-lease components, the Company elected to account the lease components together with non-lease components (e.g., common-area maintenance).
Leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, or the lease term is for a major part of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any one of these criteria. All of the Company's real estate leases for office space do not meet the definition of a finance lease. The Company's policy is to own, rather than lease, equipment.
For leases at the lease commencement date, a right-of-use asset and a lease liability are recognized. The right-of-use asset represents the right to use the leased asset for the lease term. The right-of-use asset is initially measured at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, less any lease incentives received. The lease liability is initially measured at the present value of the lease payments under the lease. For the Company's operating leases, the lease payments are discounted using an incremental borrowing rate, which approximates the rate of interest that would be paid on a secured borrowing in an amount equal to the lease payments for the underlying asset under similar terms.
Lease payments included in the measurement of the lease liability comprise the following: the fixed noncancelable lease payments, payments for optional renewal periods where it is reasonably certain the renewal period will be exercised, and payments for early termination options unless it is reasonably certain the lease will not be terminated early. Some of the Company's real estate leases contain variable lease payments, including payments based on an index or rate. Variable lease payments based on an index or rate are initially measured using the index or rate in effect at lease commencement and based on the minimum amount stated in the lease. Lease components are included in the measurement of the initial lease liability. Additional payments based on the change in an index or rate, or payments based on a change in the Company's portion of the operating expenses, including real estate taxes and insurance, are recorded as a period expense when incurred. Lease modifications result in remeasurement of the right-of-use assets and the lease liability.
Lease expense for operating leases consists of the lease payments, inclusive of lease incentives, plus any initial direct costs, and is recognized on a straight-line basis over the lease term. Included in lease expense are any variable lease payments incurred in the period that were not included in the initial lease liability.
The Company elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a total term of 12 months or less. The effect of short-term leases on the Company's right-of-use asset and lease liability would not be significant.
NOTE 3· Revenues
The following tables present the revenues disaggregated by revenue source:

	Three months ended March 31, 2019
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Base commissions(1)	$287,200	$77,178	$54,173	$—	$(12)	$418,539
Fees(2)	43,877	30,246	12,510	49,444	(288)	135,789
Incentive commissions(3)	42,775	919	373	—	111	44,178
Profit-sharing contingent commissions(4)	11,547	860	2,915	—	—	15,322
Guaranteed supplemental commissions(5)	3,240	4	391	—	—	3,635
Investment income(6)	—	316	40	48	677	1,081
Other income, net(7)	592	37	107	—	—	736
Total Revenues	$389,231	$109,560	$70,509	$49,492	$488	$619,280

(1)
Base commissions generally represent a percentage of the premium paid by an insured and are affected by fluctuations in both premium rate levels charged by insurance companies and the insureds’ underlying “insurable exposure units,” which are units that insurance companies use to measure or express insurance exposed to risk (such as property values, or sales and payroll levels) to determine what premium to charge the insured. Insurance companies establish these premium rates based upon many factors, including loss experience, risk profile and reinsurance rates paid by such insurance companies, none of which the Company controls.

(2)	Fee revenues relate to fees for services other than securing coverage for the Company's customers and fees negotiated in lieu of commissions.

(3)	Incentive commissions include additional commissions over base commissions received from insurance carriers based on predetermined production levels mutually agreed upon by both parties.

(4)	Profit-sharing contingent commissions are based primarily on underwriting results, but may also reflect considerations for volume, growth and/or retention.

(5)	Guaranteed supplemental commissions represent guaranteed fixed-base agreements in lieu of profit-sharing contingent commissions.

(6)	Investment income consists primarily of interest on cash and investments.

(7)	Other income consists primarily of legal settlements and other miscellaneous income.
Contract Assets and Liabilities
The balances of contract assets and contract liabilities arising from contracts with customers as of March 31, 2019 and December 31, 2018 were as follows:

(in thousands)	March 31, 2019	December 31, 2018
Contract assets	$311,137	$265,994
Contract liabilities	$57,283	$53,496
Unbilled receivables (contract assets) arise when the Company recognizes revenue for amounts which have not yet been billed in the Company's systems and are reflected in premiums, commissions and fee receivable in the Company's Condensed Consolidated Balance Sheet. Deferred revenue (contract liabilities) relates to payments received in advance of performance under the contract before the transfer of a good or service to the customer. Deferred revenue is reflected within accrued expenses and other liabilities for those to be recognized in less than 12 months and in other liabilities for those to be recognized more than twelve months from the date presented in the Company's Condensed Consolidated Balance Sheet.

As of March 31, 2019, deferred revenue consisted of $39.6 million as current portion to be recognized within one year and $17.7 million in long term to be recognized beyond one year. As of December 31, 2018, deferred revenue consisted of $37.0 million as current portion to be recognized within one year and $16.5 million in long-term deferred revenue to be recognized beyond one year.
During the three months ended March 31, 2019, the amount of revenue recognized related to performance obligations satisfied in a previous period, inclusive of changes due to estimates, was not significant.
Other Assets and Deferred Cost
Incremental cost to obtain - The Company defers certain costs to obtain customer contracts primarily as they relate to commission-based compensation plans in the Retail Segment, in which the Company pays an incremental amount of compensation on new business. These incremental costs are deferred and amortized over a 15-year period. The cost to obtain balance within the other assets caption in the Company's Condensed Consolidated Balance Sheet was $16.3 million and $13.2 million as of March 31, 2019 and December 31, 2018, respectively. For the three months ended March 31, 2019, the Company deferred $3.4 million of incremental cost to obtain customer contracts. The Company expensed $0.3 million of the incremental cost to obtain customer contracts for the three months ended March 31, 2019.
Cost to fulfill - The Company defers certain costs to fulfill contracts and recognizes these costs as the associated performance obligations are fulfilled. The cost to fulfill balance within the other current assets caption in the Company's Condensed Consolidated Balance Sheet was $62.4 million and $69.8 million as of March 31, 2019 and December 31, 2018, respectively. For the three months ended March 31, 2019, the Company had net expense of $7.4 million related to the release of previously deferred contract fulfillment costs associated with performance obligations that were satisfied in the period, net of current year deferrals for costs incurred that related to performance obligations yet to be fulfilled.
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

	For the three months ended March 31,
(in thousands, except per share data)	2019	2018
Net income	$113,896	$90,828
Net income attributable to unvested awarded performance stock	(3,201)	(1,902)
Net income attributable to common shares	$110,695	$88,926
Weighted average number of common shares outstanding – basic	280,564	275,952
Less unvested awarded performance stock included in weighted average number of common shares outstanding – basic	(7,885)	(5,780)
Weighted average number of common shares outstanding for basic net income per common share	272,679	270,172
Dilutive effect of stock options	2,335	5,542
Weighted average number of shares outstanding – diluted	275,014	275,714
Net income per share:
Basic	$0.41	$0.33
Diluted	$0.40	$0.32

NOTE 5· Business Combinations
During the three months ended March 31, 2019, Brown & Brown acquired the assets and assumed certain liabilities of seven insurance intermediaries and all of the stock of one insurance intermediary. Additionally, miscellaneous adjustments were recorded to the purchase price allocation of certain prior acquisitions completed within the last 12 months as permitted by Accounting Standards Codification Topic 805 — Business Combinations (“ASC 805”). Such adjustments are presented in the “Other” category within the following two tables. The recorded purchase price for all acquisitions includes an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations will be recorded in the Condensed Consolidated Statements of Income when incurred.

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
Based on the acquisition date and the complexity of the underlying valuation work, certain amounts included in the Company’s Condensed Consolidated Financial Statements may be provisional and thus subject to further adjustments within the permitted measurement period, as defined in ASC 805. For the three months ended March 31, 2019, adjustments were made within the permitted measurement period that resulted in a decrease in the aggregate purchase price of the affected acquisitions of $6.8 million relating to the assumption of certain liabilities. These measurement period adjustments have been reflected as current period adjustments in the three months ended March 31, 2019 in accordance with the guidance in ASU 2015-16 “Business Combinations.” The measurement period adjustments primarily impacted goodwill, with no effect on earnings or cash in the current period.
Cash paid for acquisitions was $98.3 million in the three-month period ended March 31, 2019. The Company completed eight acquisitions (excluding book of business purchases) in the three-month period ended March 31, 2019. The Company completed two acquisitions (excluding book of business purchases) in the three-month period ended March 31, 2018.
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

(in thousands)
Name	Business segment	Effective date of acquisition	Cash paid	Other payable	Recorded earn-out payable	Net assets acquired	Maximum potential earn- out payable
Smith Insurance Associates, Inc. (Smith)	Retail	February 1, 2019	$20,129	$—	$2,704	$22,833	$4,550
Donald P. Pipino Company, LTD (Pipino)	Retail	February 1, 2019	16,420	135	9,821	26,376	12,996
Cossio Insurance Agency (Cossio)	Retail	March 1, 2019	13,990	10	1,710	15,710	2,000
Medval LLC (Medval)	Services	March 1, 2019	29,106	—	1,684	30,790	2,500
Other	Various	Various	18,654	463	2,236	21,353	5,475
Total			$98,299	$608	$18,155	$117,062	$27,521

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition and adjustments made during the measurement period of the prior year acquisitions.

(in thousands)	Smith	Pipino	Cossio	Medval	Other	Total
Cash	$—	$—	$—	$3,218	$—	$3,218
Other current assets	588	194	—	1,708	(6,835)	(4,345)
Fixed assets	40	114	29	50	$(121)	$112
Goodwill	16,031	18,146	11,336	19,008	15,911	80,432
Purchased customer accounts	6,500	11,360	4,324	7,300	6,298	35,782
Non-compete agreements	41	11	21	1	64	138
Other assets	—	—	—	14	302	316
Total assets acquired	23,200	29,825	15,710	31,299	15,619	115,653
Other current liabilities	(367)	(3,449)	—	(480)	5,734	1,438
Other liabilities	—	—	—	(29)	—	(29)
Total liabilities assumed	(367)	(3,449)	—	(509)	5,734	1,409
Net assets acquired	$22,833	$26,376	$15,710	$30,790	$21,353	$117,062

The weighted average useful lives for the acquired amortizable intangible assets are as follows: purchased customer accounts, 15 years; and non-compete agreements, 5 years.
Goodwill of $80.4 million, which is net of any opening balance sheet adjustments within the allowable measurement period, was allocated to the Retail, Wholesale Brokerage and Services Segments in the amounts of $55.1 million, $6.1 million and $19.2 million, respectively. Of the total goodwill of $80.4 million, the amount currently deductible for income tax purposes is $62.2 million and the remaining $18.2 million relates to the recorded earn-out payables and will not be deductible until it is earned and paid.
For the acquisitions completed during 2019, the results of operations since the acquisition dates have been combined with those of the Company. The total revenues from the acquisitions completed through March 31, 2019, included in the Condensed Consolidated Statement of Income for the three months ended March 31, 2019, was $4.8 million. The income before income taxes, including the intercompany cost of capital charge, from the acquisitions completed through March 31, 2019, included in the Condensed Consolidated Statement of Income for the three months ended March 31, 2019, was $1.0 million. If the acquisitions had occurred as of the beginning of the respective periods, the Company’s results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

(UNAUDITED)	Three months ended March 31,
(in thousands, except per share data)	2019	2018
Total revenues	$624,219	$512,730
Income before income taxes	$149,863	$121,469
Net income	$114,926	$93,150
Net income per share:
Basic	$0.41	$0.34
Diluted	$0.41	$0.33
Weighted average number of shares outstanding:
Basic	272,679	270,172
Diluted	275,014	275,714

As of March 31, 2019 and 2018, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820-Fair Value Measurement. The resulting additions, payments, and net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the three months ended March 31, 2019 and 2018, were as follows:

	Three months ended March 31,
(in thousands)	2019	2018
Balance as of the beginning of the period	$89,924	$36,175
Additions to estimated acquisition earn-out payables	18,155	4,524
Payments for estimated acquisition earn-out payables	(579)	(2,565)
Subtotal	107,500	38,134
Net change in earnings from estimated acquisition earn-out payables:
Change in fair value on estimated acquisition earn-out payables	50	2,062
Interest expense accretion	1,160	404
Net change in earnings from estimated acquisition earn-out payables	1,210	2,466
Balance as of March 31,	$108,710	$40,600

Of the $108.7 million estimated acquisition earn-out payables as of March 31, 2019, $25.2 million was recorded as accounts payable and $83.5 million was recorded as other non-current liabilities. As of March 31, 2019, the maximum future acquisition contingency payments related to all acquisitions was $218.2 million, inclusive of the $108.7 million estimated acquisition earn-out payables as of March 31, 2019. Included within the additions to estimated acquisition earn-out payables are any adjustments to opening balance sheet items within the allowable measurement period, which may therefore differ from previously reported amounts.
NOTE 6· Goodwill
Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The Company completed its most recent annual assessment as of November 30, 2018, and identified no impairment as a result of the evaluation.

The changes in the carrying value of goodwill by reportable segment for the three months ended March 31, 2019 are as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Total
Balance as of December 31, 2018	$2,063,150	$926,206	$291,622	$151,808	$3,432,786
Goodwill of acquired businesses	55,117	—	6,063	19,252	80,432
Balance as of March 31, 2019	$2,118,267	$926,206	$297,685	$171,060	$3,513,218

NOTE 7· Amortizable Intangible Assets
Amortizable intangible assets at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019				December 31, 2018
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average life (years)(1)	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average life (years)(1)
Purchased customer accounts	$1,838,732	$(934,756)	$903,976	14.9	$1,804,404	$(909,415)	$894,989	14.9
Non-compete agreements	33,607	(29,945)	3,662	4.5	33,469	(29,651)	3,818	4.5
Total	$1,872,339	$(964,701)	$907,638		$1,837,873	$(939,066)	$898,807

(1)	Weighted average life calculated as of the date of acquisition.
Amortization expense for amortizable intangible assets for the years ending December 31, 2019, 2020, 2021, 2022 and 2023 is estimated to be $102.5 million, $95.4 million, $91.8 million, $87.3 million, and $80.3 million, respectively.
NOTE 8· Long-Term Debt
Long-term debt at March 31, 2019 and December 31, 2018 consisted of the following:

(in thousands)	March 31, 2019	December 31, 2018
Current portion of long-term debt:
Current portion of 5-year term loan facility expires 2022	$40,000	$35,000
Current portion of 5-year term loan facility expires 2023	15,000	15,000
Total current portion of long-term debt	55,000	50,000
Long-term debt:
Note agreements:
4.200% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2024	$499,140	$499,101
4.500% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2029	349,443	—
Total notes	848,583	499,101
Credit agreements:
5-year term-loan facility, periodic interest and principal payments, LIBOR plus up to 1.750%, expires June 28, 2022	320,000	330,000
5-year revolving-loan facility, periodic interest payments, LIBOR plus up to 1.500%, plus commitment fees up to 0.250%, expires June 28, 2022	—	350,000
5-year term-loan facility, periodic interest and principal payments, LIBOR plus up to 1.750%, expires December 21, 2023	281,250	285,000
Total credit agreements	601,250	965,000
Debt issuance costs (contra)	(9,835)	(7,111)
Total long-term debt less unamortized discount and debt issuance costs	1,439,998	1,456,990
Current portion of long-term debt	55,000	50,000
Total debt	$1,494,998	$1,506,990

On June 28, 2017, the Company entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) with the lenders named therein, JPMorgan Chase Bank, N.A. as administrative agent and certain other banks as co-syndication agents and co-documentation agents. The Amended and Restated Credit Agreement amended and restated the credit agreement dated April 17, 2014, among such parties (the “Original Credit Agreement”). The Amended and Restated Credit Agreement extends the applicable maturity date of the existing revolving credit facility (the “Revolving Credit Facility”) of $800.0 million to June 28, 2022 and re-evidences unsecured term loans at $400.0 million while also extending the applicable maturity date to June 28, 2022. The quarterly term loan principal amortization schedule was reset. At the time of the execution of the Amended and Restated Credit Agreement, $67.5 million of principal from the original unsecured term loans was repaid using operating cash balances, and the Company added an additional $2.8 million in debt issuance costs related to the Revolving Credit Facility to the Condensed Consolidated Balance Sheet. The Company also expensed to the Condensed Consolidated Statements of Income $0.2 million of debt issuance costs related to the Original Credit Agreement due to certain lenders exiting prior to execution of the Amended and Restated Credit Agreement. The Company also carried forward $1.6 million on the Condensed Consolidated Balance Sheet the remaining unamortized portion of the Original Credit Agreement debt issuance costs, which will be amortized over the term of the Amended and Restated Credit Agreement. On March 31, 2019, the Company made a scheduled principal payment of $5.0 million per the terms of the Amended and Restated Credit Agreement. As of March 31, 2019, there was an outstanding debt balance issued under the term loan of the Amended and Restated Credit Agreement of $360.0 million with no borrowings outstanding against the Revolving Credit Facility. As of December 31, 2018, there was an outstanding debt balance issued under the term loan of the Amended and Restated Credit Agreement of $365.0 million with $350.0 million in borrowings outstanding against the Revolving Credit Facility. The Company had borrowed approximately $600.0 million under its Revolving Credit Facility on November 15, 2018 in connection with the closing of the acquisition of certain assets and assumption of certain liabilities of the Hays Companies. Per the terms of the Amended and Restated Credit Agreement, a scheduled principal payment of $10.0 million was due March 31, 2019.
On September 18, 2014, the Company issued $500.0 million of 4.200% unsecured Senior Notes due in 2024. The Senior Notes were given investment grade ratings of BBB-/Baa3 with a stable outlook. The notes are subject to certain covenant restrictions and regulations which are customary for credit rated obligations. At the time of funding, the proceeds were offered at a discount of the original note amount which also excluded an underwriting fee discount. The net proceeds received from the issuance were used to repay the outstanding balance of $475.0 million on the Revolving Credit Facility and for other general corporate purposes. As of March 31, 2019 and December 31, 2018, there was an outstanding debt balance of $500.0 million exclusive of the associated discount balance.
On December 21, 2018, the Company entered into a term loan credit agreement (the “Term Loan Credit Agreement”) with the lenders named therein, Wells Fargo Bank, National Association, as administrative agent, and certain other banks as co-syndication agents and as joint lead arrangers and joint bookrunners. The Term Loan Credit Agreement provides for an unsecured term loan in the initial amount of $300.0 million, which may, subject to lenders’ discretion, potentially be increased up to an aggregate amount of $450.0 million (the “Term Loan”). The Term Loan is repayable over the five-year term from the effective date of the Term Loan Credit Agreement, which was December 21, 2018. Based on the Company’s net debt leverage ratio or a non-credit enhanced senior unsecured long-term debt rating as determined by Moody’s Investor Service and Standard & Poor’s Rating Service, the rates of interest charged on the term loan are 1.00% to 1.75%, above the adjusted 1-Month LIBOR rate. On December 21, 2018, the Company borrowed $300.0 million under the Term Loan Credit Agreement and used $250.0 million of the proceeds to reduce indebtedness under the Company’s Amended and Restated Credit Agreement, dated June 28, 2017, with the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, and certain other banks as co-syndication agents and co-documentation agents (the “Revolving Credit Facility”). As of March 31, 2019, there was an outstanding debt balance issued under the Term Loan of $296.3 million. As of December 31, 2018, there was an outstanding debt balance issued under the Term Loan of $300.0 million. Per the terms of the Term Loan Credit Agreement, a scheduled principal payment of $3.8 million is due June 30, 2019.
On March 11, 2019, the Company completed the issuance of $350.0 million aggregate principal amount of the Company's 4.500% Senior Notes due 2029. The Senior Notes were given investment grade ratings of BBB-/Baa3 with a stable outlook. The notes are subject to certain covenant restrictions, which are customary for credit rated obligations. At the time of funding, the proceeds were offered at a discount of the original note amount, which also excluded an underwriting fee discount. The net proceeds received from the issuance were used to repay a portion of the outstanding balance of $350.0 million on the Revolving Credit Facility, utilized in connection with financing related to the Hays Companies acquisition and for other general corporate purposes. As of March 31, 2019, there was an outstanding debt balance of $350.0 million exclusive of the associated discount balance.
The Amended and Restated Credit Agreement and Term Loan Credit Agreement require the Company to maintain certain financial ratios and comply with certain other covenants. The Company was in compliance with all such covenants as of March 31, 2019 and December 31, 2018.
The 30-day Adjusted LIBOR Rate as of March 31, 2019 was 2.500%.
NOTE 9· Leases
Substantially all of the Company's operating lease right-of-use assets and operating lease liabilities represent real estate leases for office space used to conduct the Company's business.

The balances and classification of operating lease right-of-use assets and operating lease liabilities within the Condensed Consolidated Balance Sheet is as follows (in thousands):

(in thousands)		March 31, 2019
Balance Sheet
Assets:
Operating lease right-of-use assets	Operating lease assets	$174,580
Total Assets		174,580
Liabilities:
Current operating lease liabilities	Accrued expenses and other liabilities	39,015
Non-current operating lease liabilities	Operating lease liabilities	159,823
Total Liabilities		$198,838
The components of lease cost for operating leases for the three months ended March 31, 2019 were (in thousands):

Operating leases:
Lease cost	$12,088
Variable lease cost	713
Operating lease expense	$12,801
The weighted average remaining lease term and the weighted average discount rate for operating leases as of March 31, 2019 were:

Weighted-average remaining lease term	5.73
Weighted-average discount rate	3.81
Maturities of the operating lease liabilities by fiscal year at March 31, 2019 for the Company's operating leases are as follows (in thousands):

Operating Leases
2019 (Remainder)	$33,577
2020	44,573
2021	36,998
2022	29,940
2023	23,184
Thereafter	55,084
Total undiscounted lease payments	223,356
Less: Imputed interest	24,518
Present value of lease payments	$198,838
At December 31, 2018, the aggregate future minimum lease payments under all non-cancelable lease agreements were as follows:

December 31, 2018
2019	$48,292
2020	43,517
2021	34,836
2022	27,035
2023	19,981
Thereafter	36,349
Total minimum future lease payments	$210,010

Supplemental cash flow information for operating leases (in thousands):

Cash paid for amounts included in measurement of liabilities
Operating cash flows from operating leases	$12,311
Right-of-use assets obtained in exchange for new operating liabilities	$2,439

NOTE 10· Supplemental Disclosures of Cash Flow Information and Non-Cash Financing and Investing Activities
Brown & Brown's cash paid during the period for interest and income taxes are summarized as follows:

	Three months ended March 31,
(in thousands)	2019	2018
Cash paid during the period for:
Interest	$20,127	$14,472
Income taxes	$3,120	$3,179
Brown & Brown’s significant non-cash investing and financing activities are summarized as follows:

	Three months ended March 31,
(in thousands)	2019	2018
Other payable issued for purchased customer accounts	$608	$1,690
Estimated acquisition earn-out payables and related charges	$18,155	$4,524

The Company's restricted cash balance is composed of funds held in separate premium trust accounts as required by state law or, in some cases, by agreement with carrier partners. The following is a reconciliation of cash and cash equivalents inclusive of restricted cash as of March 31, 2019 and 2018.

	Balance as of March 31,
(in thousands)	2019	2018
Table to reconcile cash and cash equivalents inclusive of restricted cash
Cash and cash equivalents	$322,477	$558,248
Restricted cash	302,410	268,129
Total cash and cash equivalents inclusive of restricted cash at the end of the period	$624,887	$826,377
The following is a reconciliation of cash and cash equivalents inclusive of restricted cash as of December 31, 2018 and 2017.

	Balance as of December 31,
(in thousands)	2018	2017
Table to reconcile cash and cash equivalents inclusive of restricted cash
Cash and cash equivalents	$438,961	$573,383
Restricted cash	338,635	250,705
Total cash and cash equivalents inclusive of restricted cash at the end of the period	$777,596	$824,088
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
NOTE 11· Legal and Regulatory Proceedings
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

The Company continues to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could adversely impact the Company’s operating results, cash flows and overall liquidity. The Company maintains third-party insurance policies to provide coverage for certain legal claims, in an effort to mitigate its overall exposure to unanticipated claims or adverse decisions. However, as (i) one or more of the Company’s insurance carriers could take the position that portions of these claims are not covered by the Company’s insurance, (ii) to the extent that payments are made to resolve claims and lawsuits, applicable insurance policy limits are eroded and (iii) the claims and lawsuits relating to these matters are continuing to develop, it is possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by unfavorable resolutions of these matters. Based upon the AM Best Company ratings of these third-party insurers, management does not believe there is a substantial risk of an insurer’s material non-performance related to any current insured claims.
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
Brown & Brown conducts all of its operations within the United States of America, except for a wholesale brokerage operation based in London, England, retail operations in Bermuda and the Cayman Islands, and a national programs operation in Canada. These operations earned $3.4 million and $3.3 million of total revenues for the three months ended March 31, 2019 and 2018, respectively. Long-lived assets held outside of the United States as of March 31, 2019 and 2018 were not material.
The accounting policies of the reportable segments are the same as those described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The Company evaluates the performance of its segments based upon revenues and income before income taxes. Inter-segment revenues are eliminated.
Summarized financial information concerning the Company’s reportable segments is shown in the following tables. The “Other” column includes any income and expenses not allocated to reportable segments, corporate-related items, including the intercompany interest expense charge to the reporting segment.

	Three months ended March 31, 2019
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$389,231	$109,560	$70,509	$49,492	$488	$619,280
Investment income	$—	$316	$40	$48	$677	$1,081
Amortization	$15,444	$6,596	$2,849	$1,303	$—	$26,192
Depreciation	$1,624	$1,590	$404	$284	$2,133	$6,035
Interest expense	$21,153	$5,354	$1,327	$872	$(13,508)	$15,198
Income before income taxes	$93,841	$19,316	$15,569	$9,177	$10,617	$148,520
Total assets	$5,773,290	$2,852,824	$1,292,406	$480,108	$(3,592,339)	$6,806,289
Capital expenditures	$3,136	$4,568	$1,189	$109	$14,184	$23,186

	Three months ended March 31, 2018
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$278,402	$112,475	$66,148	$44,066	$370	$501,461
Investment income	$1	$114	$—	$73	$413	$601
Amortization	$10,242	$6,323	$2,837	$1,137	$—	$20,539
Depreciation	$1,237	$1,387	$427	$411	$2,090	$5,552
Interest expense	$6,797	$7,496	$1,435	$594	$(6,651)	$9,671
Income before income taxes	$70,399	$20,778	$11,383	$8,816	$7,065	$118,441
Total assets	$4,687,456	$3,009,147	$1,323,046	$432,920	$(3,837,486)	$5,615,083
Capital expenditures	$2,407	$2,678	$420	$285	$3,961	$9,751

NOTE 13· Investments
At March 31, 2019, the Company’s amortized cost and fair values of fixed maturity securities are summarized as follows:

(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities, obligations of U.S. Government agencies and Municipalities	$20,241	$51	$(134)	$20,158
Corporate debt	233	6	—	239
Total	$20,474	$57	$(134)	$20,397

At March 31, 2019, the Company held $20.2 million in fixed income securities composed of U.S. Treasury securities, securities issued by U.S. Government agencies and municipalities, and $0.2 million issued by corporations with investment grade ratings. Of that total, $2.9 million is classified as short-term investments on the Condensed Consolidated Balance Sheet as maturities are less than one-year, which also includes $7.6 million that is related to time deposits held with various financial institutions.
For securities in a loss position, the following table shows the investments’ gross unrealized loss and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2019:

	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Treasury securities, obligations of U.S. Government agencies and Municipalities	$—	$—	$11,456	$(134)	$11,456	$(134)
Total	$—	$—	$11,456	$(134)	$11,456	$(134)

The unrealized losses were caused by interest rate increases. At March 31, 2019, the Company had 9 securities in an unrealized loss position. The corporate securities are highly rated securities with no indicators of potential impairment. Based on the ability and intent of the Company to hold these investments until recovery of fair value, which may be maturity, the bonds were not considered to be other-than-temporarily impaired at March 31, 2019.
At December 31, 2018, the Company’s amortized cost and fair values of fixed maturity securities are summarized as follows:

(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities, obligations of U.S. Government agencies and Municipalities	$21,729	$7	$(222)	$21,514
Corporate debt	623	—	—	623
Total	$22,352	$7	$(222)	$22,137

At December 31, 2018, the Company held $21.5 million in fixed income securities composed of U.S. Treasury securities, securities issued by U.S. Government agencies and municipalities, and $0.6 million issued by corporations with investment grade ratings. Of that total, $4.8 million is classified as short-term investments on the Condensed Consolidated Balance Sheet as maturities are less than one-year, which also includes $8.1 million that is related to time deposits held with various financial institutions.
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
The amortized cost and estimated fair value of the fixed maturity securities at March 31, 2019 by contractual maturity are set forth below:

(in thousands)	Amortized cost	Fair value
Years to maturity:
Due in one year or less	$2,880	$2,868
Due after one year through five years	17,594	17,529
Due after five years	—	—
Total	$20,474	$20,397
The amortized cost and estimated fair value of the fixed maturity securities at December 31, 2018 by contractual maturity are set forth below:

(in thousands)	Amortized cost	Fair value
Years to maturity:
Due in one year or less	$4,768	$4,743
Due after one year through five years	17,584	17,394
Due after five years	—	—
Total	$22,352	$22,137

The expected maturities in the foregoing table may differ from the contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalty.
Proceeds from the sales and maturity of the Company’s investment in fixed maturity securities were $1.9 million. This along with maturing time deposits yielded total cash proceeds from the sale of investments of $2.4 million in the period of January 1, 2019 to March 31, 2019. These proceeds were used to purchase additional fixed maturity securities and time deposits. The gains and losses realized on those sales for the period from January 1, 2018 to March 31, 2019 were insignificant.
Realized gains and losses are reported on the Condensed Consolidated Statements of Income, with the cost of securities sold determined on a specific identification basis.
At March 31, 2019, investments with a fair value of approximately $4.1 million were on deposit with state insurance departments to satisfy regulatory requirements.

NOTE 14· Reinsurance
Although the reinsurers are liable to the Company for amounts reinsured, our subsidiary, Wright National Flood Insurance Company (“Wright Flood”) remains primarily liable to its policyholders for the full amount of the policies written whether or not the reinsurers meet their obligations to the Company when they become due. The effects of reinsurance on premiums written and earned are as follows:

	Period from January 1, 2019 to March 31, 2019
(in thousands)	Written	Earned
Direct premiums	$133,319	$156,876
Ceded premiums	(133,317)	(156,874)
Net premiums	$2	$2

All premiums written by Wright Flood under the National Flood Insurance Program are 100% ceded to the Federal Emergency Management Agency, or FEMA, for which Wright Flood received a 30.0% expense allowance from January 1, 2019 through March 31, 2019. For the period from January 1, 2019 through March 31, 2019, the Company ceded $132.9 million of written premiums.
Effective April 1, 2014, Wright Flood is also a party to a quota share agreement whereby it cedes 100% of its gross excess flood premiums, excluding fees, to Arch Reinsurance Company and receives a 30.5% commission. Wright Flood ceded $0.4 million for the period from January 1, 2019 through March 31, 2019. As of March 31, 2019, no loss data exists on this agreement.
Wright Flood also ceded 100% of the homeowners, private passenger auto liability, and other liability occurrence to Stillwater Insurance Company, formerly known as Fidelity National Insurance Company. This business is in runoff. Therefore, only loss data exists on this business. As of March 31, 2019, no ceded unpaid losses and loss adjustment expenses or incurred but not reported expenses for homeowners, private passenger auto liability and other liability occurrence existed.
As of March 31, 2019 the Condensed Consolidated Balance Sheet contained reinsurance recoverable of $51.4 million and prepaid reinsurance premiums of $314.4 million. There was no net activity in the reserve for losses and loss adjustment expense during the period January 1, 2019 through March 31, 2019, as Wright Flood’s direct premiums written were 100% ceded to two reinsurers. The balance of the reserve for losses and loss adjustment expense, excluding related reinsurance recoverable, as of March 31, 2019 was $51.4 million.
NOTE 15· Statutory Financial Data
Wright Flood maintains capital in excess of the minimum statutory amount of $7.5 million as required by regulatory authorities. The unaudited statutory capital and surplus of Wright Flood was $20.0 million at March 31, 2019 and $19.4 million as of December 31, 2018. For the period from January 1, 2019 through March 31, 2019, Wright Flood generated statutory net income of $0.2 million. For the period from January 1, 2018 through December 31, 2018, Wright Flood generated statutory net income of $4.5 million.
NOTE 16· Subsidiary Dividend Restrictions
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
NOTE 17· Shareholders’ Equity
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
Under the authorization from the Company’s Board of Directors, shares may be purchased from time to time, at the Company’s discretion and subject to the availability of stock, market conditions, the trading price of the stock, alternative uses for capital, the Company’s financial performance and other potential factors. These purchases may be carried out through open market purchases, block trades, accelerated share repurchase plans of up to $100.0 million each (unless otherwise approved by the Board of Directors), negotiated private transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. At March 31, 2019, the remaining amount authorized by the Company's Board of Directors for shares repurchases was $147.5 million.

On May 1, 2019, the Company's Board of Directors authorized the purchasing of up to an additional $372.5 million of the Company's outstanding common stock. With this authorization, the Company will now have outstanding approval to purchase up to approximately $500.0 million, in the aggregate, of the Company's outstanding common stock, after giving effect to the final settlement of shares in connection with the ASR entered into on December 12, 2018.
ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion updates the MD&A contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and the two discussions should be read together.
GENERAL
Company Overview — First Quarter of 2019
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
The term “Organic Revenue,” a non-GAAP measure, is our core commissions and fees less (i) the core commissions and fees earned for the first 12 months by newly-acquired operations and (ii) divested business (core commissions and fees generated from offices, books of business or niches sold or terminated during the comparable period) and for the Organic Revenue growth in 2018 only (iii) the impact of the adoption of Accounting Standards Update No.2014-09, “Revenue from Contracts with Customers (Topic 606)” and Accounting Standards Codification Topic 340 – Other Assets and Deferred Cost (the “New Revenue Standard”) so as to be on a comparable basis with 2017. The term “core commissions and fees” excludes profit-sharing contingent commissions and guaranteed supplemental commissions, and therefore represents the revenues earned directly from specific insurance policies sold, and specific fee-based services rendered. “Organic Revenue” is reported in this manner in order to express the current year’s core commissions and fees on a comparable basis with the prior year’s core commissions and fees. The resulting net change reflects the aggregate changes attributable to: (i) net new and lost accounts, (ii) net changes in our customers’ exposure units, (iii) net changes in insurance premium rates or the commission rate paid to us by our carrier partners, and (iv) the net change in fees paid to us by our customers. Organic Revenue is reported in “Results of Operations” and in “Results of Operations - Segment Information” of this Quarterly Report on Form 10-Q.
We also earn “profit-sharing contingent commissions,” which are commissions based primarily on underwriting results, but which may also reflect considerations for volume, growth and/or retention. These commissions which are included in our commissions and fees in the Condensed Consolidated Statements of Income, are accrued throughout the year based on actual premiums written and are primarily received in the first and second quarters of each year, based upon the aforementioned considerations for the prior year(s). Prior to the adoption of the New Revenue Standard, these commissions were recorded to income when received. Over the last three years, profit-sharing contingent commissions have averaged approximately 3.1% of commissions and fees revenue. For the three-month period ended March 31, 2019, profit-sharing contingent commissions were up $3.6 million as compared to the same period of the prior year driven by activity associated with acquisitions completed over the last 12 months and instances where final cash settlements were slightly higher than the amounts accrued in 2018.
Certain insurance companies offer guaranteed fixed-base agreements, referred to as “Guaranteed Supplemental Commissions” (“GSCs”) in lieu of profit-sharing contingent commissions. GSCs are accrued throughout the year based on actual premiums written. For the twelve-month period ending December 31, 2018, we had earned $10.0 million of GSCs, of which $8.9 million remained accrued at December 31, 2018, the balance of which is typically collected over the first and second quarters. For the three-month periods ended March 31, 2019 and 2018, we earned and accrued $3.6 million and $3.0 million, respectively, from GSCs.

Combined, our profit-sharing contingent commissions and GSCs for the three months ended March 31, 2019 increased by $4.3 million compared to the first quarter of 2019.
Fee revenues primarily relate to services other than securing coverage for our customers, as well as fees negotiated in lieu of commissions, and are recognized as performance obligations are satisfied. Fee revenues have historically been generated primarily by: (1) our Services Segment, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare Set-aside services, Social Security disability and Medicare benefits advocacy services, and claims adjusting services; (2) our National Programs and Wholesale Brokerage Segments, which earn fees primarily for the issuance of insurance policies on behalf of insurance companies; and to a lesser extent (3) our Retail Segment in our large-account customer base. Fee revenues, on a consolidated basis, as a percentage of our total commissions and fees, represented 26.3% in 2018, 31.5% in 2017 and 31.3% in 2016.
For the three-month period ended March 31, 2019, our total commissions and fees growth rate was 23.4%, and our consolidated Organic Revenue growth rate was 2.0%. In the event that the gradual increases in insurable exposure units that have occurred in the past few years continue through 2019 and premium rate changes are similar to 2018, we believe we will see positive Organic Revenue growth for the full year of 2019.
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
Income before income taxes for the three-month period ended March 31, 2019 increased from the first quarter of 2018 by $30.1 million, primarily as a result of net new business and acquisitions completed in the past 12 months in addition to leveraging expenses, partially offset by additional interest expense associated with the acquisition of Hays Companies.
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
Acquisitions
Part of our continuing business strategy is to attract high-quality insurance intermediaries to join our operations. From 1993 through the first quarter of 2019, we acquired 521 insurance intermediary operations, excluding acquired books of business (customer accounts).

Critical Accounting Policies
We have had no changes to our Critical Accounting Policies as described in our most recent Form 10-K for the year ended December 31, 2018. We believe that of our significant accounting and reporting policies, the more critical policies include our accounting for revenue recognition, business combinations and purchase price allocations, intangible asset impairments, non-cash stock-based compensation and reserves for litigation. In particular, the accounting for these areas requires significant use of judgment to be made by management. Different assumptions in the application of these policies could result in material changes in our consolidated financial position or consolidated results of operations. Refer to Note 1 in the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2018 on file with the Securities and Exchange Commission for details regarding our critical and significant accounting policies.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes.
Financial information relating to our condensed consolidated financial results for the three months ended March 31, 2019 and 2018 is as follows:

	Three months ended March 31,
(in thousands, except percentages)	2019	2018	% Change
REVENUES
Core commissions and fees	$598,506	$485,674	23.2%
Profit-sharing contingent commissions	15,322	11,684	31.1%
Guaranteed supplemental commissions	3,635	2,980	22.0%
Investment income	1,081	601	79.9%
Other income, net	736	522	41.0%
Total revenues	619,280	501,461	23.5%
EXPENSES
Employee compensation and benefits	332,837	270,899	22.9%
Other operating expenses	88,783	76,313	16.3%
(Gain)/loss on disposal	505	(2,420)	NMF
Amortization	26,192	20,539	27.5%
Depreciation	6,035	5,552	8.7%
Interest	15,198	9,671	57.2%
Change in estimated acquisition earn-out payables	1,210	2,466	(50.9)%
Total expenses	470,760	383,020	22.9%
Income before income taxes	148,520	118,441	25.4%
Income taxes	34,624	27,613	25.4%
NET INCOME	$113,896	$90,828	25.4%
Income Before Income Taxes Margin (1)	24.0%	23.6%
EBITDAC (1)	$197,155	$156,669	25.8%
EBITDAC Margin (1)	31.8%	31.2%
Organic Revenue growth rate (1)	2.0%	5.7%
Employee compensation and benefits relative to total revenues	53.7%	54.0%
Other operating expenses relative to total revenues	14.3%	15.2%
Capital expenditures	$23,186	$9,751	137.8%
Total assets at March 31	$6,806,289	$5,615,083	21.2%

(1) A non-GAAP financial measure
NMF = Not a meaningful figure

Commissions and Fees
Commissions and fees, including profit-sharing contingent commissions and GSCs, for the three months ended March 31, 2019 increased $117.1 million to $617.5 million, or 23.4%, over the same period in 2018. Core commissions and fees revenue for the first quarter of 2019 increased $112.8 million, of which $103.8 million represented core commissions and fees from acquisitions that had no comparable revenues in the same period of 2018; approximately $9.5 million represented net new and renewal business, offset by $0.5 million related to commissions and fees revenue from businesses divested in 2018 and 2019, which reflects an Organic Revenue growth rate of 2.0%. Profit-sharing contingent commissions and GSCs for the first quarter of 2019 increased by $4.3 million, or 29.3%, compared to the same period in 2018. The net increase of $4.3 million in the first quarter of 2019 was driven by activity associated with acquisitions completed over the last 12 months and instances where final cash settlements were slightly higher than the amounts accrued in 2018.
Investment Income
Investment income for the three months ended March 31, 2019 increased $0.5 million, or 79.9%, over the same period in 2018. The increase was primarily driven by higher interest rates and cash management activities to earn a higher yield on excess cash balances.
Other Income, net
Other income for the three months ended March 31, 2019 was $0.7 million, compared with $0.5 million in the same period in 2018. Other income consists primarily of legal settlements and other miscellaneous income.
Employee Compensation and Benefits
Employee compensation and benefits expense as a percentage of total revenues decreased to 53.7% for the three months ended March 31, 2019, from 54.0% for the three months ended March 31, 2018. Employee compensation and benefits for the first quarter of 2019 increased approximately 22.9%, or $61.9 million, over the same period in 2018. This net increase included: (i) $50.7 million of compensation costs related to stand-alone acquisitions that had no comparable costs in the same period of 2018; (ii) an increase in staff salaries attributable to salary inflation and higher volumes in portions of our business; (iii) an increase in non-cash stock-based compensation expense due to the better-than-expected Company performance related to our equity compensation plan and teammate retention; (iv) increased producer commissions due to higher revenue; and (v) the increase in the value of corporate-owned life insurance policies associated with our deferred compensation plan, which was substantially offset by other operating expenses.
Other Operating Expenses
As a percentage of total revenues, other operating expenses represented 14.3% in the first quarter of 2019, versus 15.2% reported in the first quarter of 2018. Other operating expenses for the first quarter of 2019 increased $12.5 million, or 16.3%, over the same period of 2018. The net increase included: (i) $16.3 million of compensation costs related to stand-alone acquisitions that had no comparable costs in the same period of 2018; (ii) increased expenses associated with information technology items related to data processing and value-added consulting services; partially offset by (iii) the increase in the value of corporate-owned life insurance policies associated with our deferred compensation plan, which was substantially offset by employee compensation and benefits.
(Gain)/Loss on Disposal
Loss on disposal for the first quarter of 2019 increased $2.9 million from the first quarter of 2018 when we had a gain of $2.4 million due to an earn-out related to a business we sold in 2015. Changes to the (gain)/loss on disposal are due to activity associated with book of business sales. Although we are not in the business of selling customer accounts or businesses, we periodically sell an office or a book of business (one or more customer accounts) because we believe doing so is in the Company’s best interest.
Amortization
Amortization expense for the first quarter of 2019 increased $5.7 million, or 27.5%, from the first quarter of 2018. This increase reflects the amortization of new intangibles from recently acquired businesses, partially offset by certain intangible assets becoming fully amortized.
Depreciation
Depreciation expense for the first quarter of 2019 increased $0.5 million, or 8.7%, compared to the first quarter of 2018. This increase is due primarily to the addition of fixed assets resulting from capital projects related to our multi-year technology investment program and other business initiatives.
Interest Expense
Interest expense for the first quarter of 2019 increased $5.5 million, or 57.2%, compared to the first quarter of 2018. This increase is primarily due to the incremental debt issued as a result of the Hays Companies acquisition as well as rise in interest rates associated with our outstanding floating rate debt balances.

Change in Estimated Acquisition Earn-Out Payables
Accounting Standards Codification (“ASC”) Topic 805-Business Combinations is the authoritative guidance requiring an acquiring entity to recognize 100% of the fair value of acquired assets, including goodwill, and assumed liabilities (with only limited exceptions) upon initially obtaining control of an acquired entity. Additionally, the fair value of contingent consideration arrangements (such as earn-out purchase price arrangements) at the acquisition date must be included in the purchase price consideration. As a result, the recorded purchase prices for all acquisitions consummated after January 1, 2009 include an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in these earn-out obligations are required to be recorded in the Condensed Consolidated Statements of Income when incurred or reasonably estimated. Estimations of potential earn-out obligations are typically based upon future earnings of the acquired operations or entities, usually for periods ranging from one to three years.
The net charge or credit to the Condensed Consolidated Statements of Income for the period is the combination of the net change in the estimated acquisition earn-out payables balance, and the interest expense imputed on the outstanding balance of the estimated acquisition earn-out payables.
As of March 31, 2019 and 2018, the fair values of the estimated acquisition earn-out payables were re-evaluated based upon projected operating results and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820-Fair Value Measurement. The resulting net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the three-month periods ended March 31, 2019 and 2018 were as follows:

	Three months ended March 31,
(in thousands)	2019	2018
Change in fair value of estimated acquisition earn-out payables	$50	$2,062
Interest expense accretion	1,160	404
Net change in earnings from estimated acquisition earn-out payables	$1,210	$2,466
For the three months ended March 31, 2019 and 2018, the fair value of estimated earn-out payables was re-evaluated and increased by $50.0 thousand and by $2.1 million, respectively, which resulted in charges to the Condensed Consolidated Statements of Income.
As of March 31, 2019, estimated acquisition earn-out payables totaled $108.7 million, of which $25.2 million was recorded as accounts payable and $83.5 million was recorded as other non-current liabilities.
Income Taxes
The effective tax rate on income from operations for the three months ended March 31, 2019 and 2018 was 23.3%.
RESULTS OF OPERATIONS — SEGMENT INFORMATION
As discussed in Note 12 to the Condensed Consolidated Financial Statements, we operate four reportable segments: Retail, National Programs, Wholesale Brokerage, and Services. On a segmented basis, changes in amortization, depreciation and interest expenses generally result from activity associated with acquisitions. Likewise, other income in each segment reflects net gains primarily from legal settlements and miscellaneous income. As such, in evaluating the operational efficiency of a segment, management focuses upon the Organic Revenue growth rate of core commissions and fees revenue, the ratio of total employee compensation and benefits to total revenues, and the ratio of other operating expenses to total revenues.
The reconciliation of commissions and fees, included in the Condensed Consolidated Statements of Income, to Organic Revenue for the three months ended March 31, 2019 and 2018 is as follows:

	Three months ended March 31,
(in thousands)	2019	2018
Commissions and fees	$617,463	$500,338
Profit-sharing contingent commissions	(15,322)	(11,684)
Guaranteed supplemental commissions	(3,635)	(2,980)
Core commissions and fees	598,506	485,674
Acquisitions	(103,817)	—
Dispositions	—	(472)
Organic Revenue	$494,689	$485,202

The growth rates for Organic Revenue, a non-GAAP financial measure, for the three months ended March 31, 2019, by segment, are as follows:

2019	Retail(1)		National Programs		Wholesale Brokerage		Services		Total
(in thousands, except percentages)	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Commissions and fees	$388,450	$278,095	$109,207	$112,332	$70,362	$65,918	$49,444	$43,993	$617,463	$500,338
Total change	$110,355		$(3,125)		$4,444		$5,451		$117,125
Total growth %	39.7%		(2.8)%		6.7%		12.4%		23.4%
Profit-sharing contingent commissions	(11,547)	(6,130)	(860)	(3,982)	(2,915)	(1,572)	—	—	(15,322)	(11,684)
GSCs	(3,240)	(2,522)	(4)	(15)	(391)	(443)	—	—	(3,635)	(2,980)
Core commissions and fees	$373,663	$269,443	$108,343	$108,335	$67,056	$63,903	$49,444	$43,993	$598,506	$485,674
Acquisitions	(94,582)	—	(2,589)	—	(1,399)	—	(5,247)	—	(103,817)	—
Dispositions	—	(34)	—	(112)	—	(326)	—	—	—	(472)
Organic Revenue(2)	$279,081	$269,409	$105,754	$108,223	$65,657	$63,577	$44,197	$43,993	$494,689	$485,202
Organic Revenue growth(2)	$9,672		$(2,469)		$2,080		$204		$9,487
Organic Revenue growth %(2)	3.6%		(2.3)%		3.3%		0.5%		2.0%

(1)
The Retail Segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 12 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2)	A non-GAAP financial measure.

The reconciliation of commissions and fees, included in the Condensed Consolidated Statements of Income, to Organic Revenue for the three months ended March 31, 2018 and 2017 is as follows:

	Three months ended March 31,
(in thousands)	2018	2017
Commissions and fees	$500,338	$444,566
Profit-sharing contingent commissions	(11,684)	(30,012)
Guaranteed supplemental commissions	(2,980)	(2,678)
Core commissions and fees	485,674	411,876
New Revenue Standard impact on core commissions and fees	(45,592)	—
Acquisitions	(5,380)	—
Dispositions	—	(430)
Organic Revenue	$434,702	$411,446

The growth rates for Organic Revenue, a non-GAAP financial measure, for the three months ended March 31, 2018, by segment, are as follows:

2018	Retail(1)		National Programs		Wholesale Brokerage		Services		Total
(in thousands, except percentages)	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Commissions and fees	$278,095	$239,055	$112,332	$101,080	$65,918	$65,185	$43,993	$39,246	$500,338	$444,566
Total change	$39,040		$11,252		$733		$4,747		$55,772
Total growth %	16.3%		11.1%		1.1%		12.1%		12.5%
Profit-sharing contingent commissions	(6,130)	(19,517)	(3,982)	(5,714)	(1,572)	(4,781)	—	—	(11,684)	(30,012)
GSCs	(2,522)	(2,268)	(15)	(3)	(443)	(407)	—	—	(2,980)	(2,678)
Core commissions and fees	$269,443	$217,270	$108,335	$95,363	$63,903	$59,997	$43,993	$39,246	$485,674	$411,876
New Revenue Standard	(43,889)	—	(106)	—	(118)	—	(1,479)	—	(45,592)	—
Acquisition revenues	(4,333)	—	(926)	—	(121)	—	—	—	(5,380)	—
Divested business	—	(431)	—	1	—	—	—	—	—	(430)
Organic Revenue(2)	$221,221	$216,839	$107,303	$95,364	$63,664	$59,997	$42,514	$39,246	$434,702	$411,446
Organic Revenue growth(2)	$4,382		$11,939		$3,667		$3,268		$23,256
Organic Revenue growth %(2)	2.0%		12.5%		6.1%		8.3%		5.7%

(1)
The Retail Segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 12 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2)	A non-GAAP financial measure.
The reconciliation of income before incomes taxes, included in the Condensed Consolidated Statement of Income, to EBITDAC, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a non-GAAP measure, for the three months ended March 31, 2019, is as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Income before income taxes	$93,841	$19,316	$15,569	$9,177	$10,617	$148,520
Income Before Income Taxes Margin	24.1%	17.6%	22.1%	18.5%	NMF	24.0%

Amortization	15,444	6,596	2,849	1,303	—	26,192
Depreciation	1,624	1,590	404	284	2,133	6,035
Interest	21,153	5,354	1,327	872	(13,508)	15,198
Change in estimated acquisition earn-out payables	1,028	42	41	99	—	1,210
EBITDAC	$133,090	$32,898	$20,190	$11,735	$(758)	$197,155
EBITDAC Margin	34.2%	30.0%	28.6%	23.7%	NMF	31.8%

NMF = Not a meaningful figure

The reconciliation of income before incomes taxes, included in the Condensed Consolidated Statement of Income, to EBITDAC, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a non-GAAP measure, for the three months ended March 31, 2018, is as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Income before income taxes	$70,399	$20,778	$11,383	$8,816	$7,065	$118,441
Income Before Income Taxes Margin	25.3%	18.5%	17.2%	20.0%	NMF	23.6%

Amortization	10,242	6,323	2,837	1,137	—	20,539
Depreciation	1,237	1,387	427	411	2,090	5,552
Interest	6,797	7,496	1,435	594	(6,651)	9,671
Change in estimated acquisition earn-out payables	835	68	1,563	—	—	2,466
EBITDAC	$89,510	$36,052	$17,645	$10,958	$2,504	$156,669
EBITDAC Margin	32.2%	32.1%	26.7%	24.9%	NMF	31.2%

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
Financial information relating to our Retail Segment for the three months ended March 31, 2019 and 2018 is as follows:

	Three months ended March 31,
(in thousands, except percentages)	2019	2018	% Change
REVENUES
Core commissions and fees	$373,852	$269,544	38.7%
Profit-sharing contingent commissions	11,547	6,130	88.4%
Guaranteed supplemental commissions	3,240	2,522	28.5%
Investment income	—	1	(100.0)%
Other income, net	592	205	188.8%
Total revenues	389,231	278,402	39.8%
EXPENSES
Employee compensation and benefits	199,699	149,444	33.6%
Other operating expenses	55,937	39,395	42.0%
(Gain)/loss on disposal	505	53	NMF
Amortization	15,444	10,242	50.8%
Depreciation	1,624	1,237	31.3%
Interest	21,153	6,797	NMF
Change in estimated acquisition earn-out payables	1,028	835	23.1%
Total expenses	295,390	208,003	42.0%
Income before income taxes	$93,841	$70,399	33.3%
Income Before Income Taxes Margin (1)	24.1%	25.3%
EBITDAC (1)	$133,090	$89,510	48.7%
EBITDAC Margin (1)	34.2%	32.2%
Organic Revenue growth rate (1)	3.6%	2.0%
Employee compensation and benefits relative to total revenues	51.3%	53.7%
Other operating expenses relative to total revenues	14.4%	14.2%
Capital expenditures	$3,136	$2,407	30.3%
Total assets at March 31	$5,773,290	$4,687,456	23.2%

(1) A non-GAAP financial measure.
NMF = Not a meaningful figure
 The Retail Segment’s total revenues during the three months ended March 31, 2019 increased 39.8%, or $110.8 million, from the same period in 2018, to $389.2 million. The $104.3 million increase in core commissions and fees revenue was driven by: (i) approximately $94.6 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2018; and (ii) an increase of $9.7 million related to net new and renewal business. Profit-sharing contingent commissions and GSCs for the first quarter of 2019 increased 70.9%, or $6.1 million, from the same period in 2018, to $14.8 million. The Retail Segment’s total commissions and fees increased by 39.7%, and the Organic Revenue growth rate was 3.6% for the first quarter of 2019. The Organic Revenue growth rate was driven by revenue from net new business written during the preceding 12 months and growth on renewals of existing customers. New business was impacted by modest increases in commercial auto rates and employee benefits, partially offset by continued premium rate reductions in workers compensation. Organic Revenue growth was driven by most lines of business.

Income before income taxes for the three months ended March 31, 2019 increased 33.3%, or $23.4 million, from the same period in 2018, to $93.8 million. The primary factors affecting this increase were: (i) the profit associated with the net increase in revenue as described above, partially offset by (ii) an increase in intercompany interest charges and amortization associated with new acquisitions.
EBITDAC for the three months ended March 31, 2019 increased 48.7%, or $43.6 million, from the same period in 2018, to $133.1 million. EBITDAC Margin for the three months ended March 31, 2019 increased to 34.2% from 32.2% in the same period in 2018. The increase in EBITDAC Margin was primarily driven by: (i) the net increase in revenue of $110.8 million; (ii) higher profit-sharing contingent commissions and supplemental commissions; (iii) acquisition performance; and (iv) leveraging the Retail Segment’s cost base and realizing some benefits from previous investments.

National Programs Segment
The National Programs Segment manages over 40 programs supported by approximately 100 well-capitalized carrier partners. In most cases, the insurance carriers that support the programs have delegated underwriting and, in many instances, claims-handling authority to our programs operations. These programs are generally distributed through a nationwide network of independent agents and Brown & Brown retail agents, and offer targeted products and services designed for specific industries, trade groups, professions, public entities and market niches. The National Programs Segment operations can be grouped into five broad categories: Professional Programs, Personal Lines Programs, Commercial Programs, Public Entity-Related Programs and the National Flood Program. The National Programs Segment’s revenue is primarily commission based.
Financial information relating to our National Programs Segment for the three months ended March 31, 2019 and 2018 is as follows:

	Three months ended March 31,
(in thousands, except percentages)	2019	2018	% Change
REVENUES
Core commissions and fees	$108,343	$108,335	—%
Profit-sharing contingent commissions	860	3,982	(78.4)%
Guaranteed supplemental commissions	4	15	(73.3)%
Investment income	316	114	177.2%
Other income, net	37	29	27.6%
Total revenues	109,560	112,475	(2.6)%
EXPENSES
Employee compensation and benefits	52,744	53,535	(1.5)%
Other operating expenses	23,918	22,888	4.5%
(Gain)/loss on disposal	—	—	—%
Amortization	6,596	6,323	4.3%
Depreciation	1,590	1,387	14.6%
Interest	5,354	7,496	(28.6)%
Change in estimated acquisition earn-out payables	42	68	(38.2)%
Total expenses	90,244	91,697	(1.6)%
Income before income taxes	$19,316	$20,778	(7.0)%
Income Before Income Taxes Margin (1)	17.6%	18.5%
EBITDAC (1)	32,898	36,052	(8.7)%
EBITDAC Margin (1)	30.0%	32.1%
Organic Revenue growth rate (1)	(2.3)%	12.5%
Employee compensation and benefits relative to total revenues	48.1%	47.6%
Other operating expenses relative to total revenues	21.8%	20.3%
Capital expenditures	$4,568	$2,678	70.6%
Total assets at March 31	$2,852,824	$3,009,147	(5.2)%

(1) A non-GAAP financial measure.
NMF = Not a meaningful figure
The National Programs Segment’s revenue for the three months ended March 31, 2019 decreased 2.6%, or $2.9 million, from the same period in 2018, to $109.6 million. Core commissions and fees revenue was flat and was driven by: (i) approximately $2.6 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2018; (ii) an offsetting decrease of $2.5 million related to net new and renewal business, primarily driven by lower claims processing activity associated with our flood business versus the prior year; and (iii) $0.1 million decrease related to commissions and fees recorded in 2018 from businesses since divested. Profit-sharing contingent commissions and GSCs were $0.9 million for the first quarter of 2019, which was a decrease of $3.1 million from the first quarter of 2018, primarily driven by lower weather-related claims activity.

The National Programs Segment’s total commissions and fees declined 2.8%, and Organic Revenue declined 2.3%, for the three months ended March 31, 2019. The Organic Revenue decline was primarily due to lower flood claims processing revenues as compared to the first quarter of 2018, as well as a decline in our lender placement business due to the continued improving economy and some bank consolidations that are impacting our customers.
Income before income taxes for the three months ended March 31, 2019 decreased 7.0%, or $1.5 million, from the same period in 2018, to $19.3 million. The decrease was due to lower profit-sharing contingent commission of $3.1 million due to lower weather-related claims activity and the lower profit associated with declining revenues, with a partial offset by lower intercompany interest charges of $2.1 million.
EBITDAC for the three months ended March 31, 2019 decreased 8.7%, or $3.2 million, from the same period in 2018, to $32.9 million. EBITDAC Margin for the three months ended March 31, 2019 decreased to 30.0% from 32.1% in the same period in 2018. The decrease in EBITDAC Margin was related to lower profit-sharing contingent commissions of $3.1 million due to lower weather-related claims activity.

Wholesale Brokerage Segment
The Wholesale Brokerage Segment markets and sells excess and surplus commercial and personal lines insurance, primarily through independent agents and brokers, including Brown & Brown retail agents. Like the Retail and National Programs Segments, the Wholesale Brokerage Segment’s revenues are primarily commission based.
Financial information relating to our Wholesale Brokerage Segment for the three months ended March 31, 2019 and 2018 is as follows:

	Three months ended March 31,
(in thousands, except percentages)	2019	2018	% Change
REVENUES
Core commissions and fees	$67,056	$63,903	4.9%
Profit-sharing contingent commissions	2,915	1,572	85.4%
Guaranteed supplemental commissions	391	443	(11.7)%
Investment income	40	—	—%
Other income, net	107	230	(53.5)%
Total revenues	70,509	66,148	6.6%
EXPENSES
Employee compensation and benefits	37,510	36,618	2.4%
Other operating expenses	12,809	11,885	7.8%
(Gain)/loss on disposal	—	—	—%
Amortization	2,849	2,837	0.4%
Depreciation	404	427	(5.4)%
Interest	1,327	1,435	(7.5)%
Change in estimated acquisition earn-out payables	41	1,563	(97.4)%
Total expenses	54,940	54,765	0.3%
Income before income taxes	$15,569	$11,383	36.8%
Income Before Income Taxes Margin (1)	22.1%	17.2%
EBITDAC (1)	20,190	17,645	14.4%
EBITDAC Margin (1)	28.6%	26.7%
Organic Revenue growth rate (1)	3.3%	6.1%
Employee compensation and benefits relative to total revenues	53.2%	55.4%
Other operating expenses relative to total revenues	18.2%	18.0%
Capital expenditures	$1,189	$420	183.1%
Total assets at March 31	$1,292,406	$1,323,046	(2.3)%

(1) A non-GAAP financial measure.
NMF = Not a meaningful figure
The Wholesale Brokerage Segment’s total revenues for the three months ended March 31, 2019 increased 6.6%, or $4.4 million, from the same period in 2018, to $70.5 million. The $3.2 million net increase in core commissions and fees revenue was driven primarily by: (i) $2.1 million related to net new and renewal business; (ii) $1.4 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2018; and (iii) an offsetting $0.3 million decrease related to commissions and fees recorded in 2018 from businesses since divested. Profit-sharing contingent commissions and GSCs for the first quarter of 2019 increased approximately $1.3 million compared to the first quarter of 2018. The Wholesale Brokerage Segment’s growth rate for total commissions and fees was 6.7%, and the Organic Revenue growth rate was 3.3% for the first quarter of 2019. The Organic Revenue growth rate was driven by net new business, some rate increases for coastal property accounts and casualty business, with modest increases in exposure units, all partially offset by the timing of renewals on certain accounts that renewed in the first quarter of the prior year which are expected to renew in the second and third quarters of the current year.

Income before income taxes for the three months ended March 31, 2019 increased 36.8%, or $4.2 million from the same period in 2018, to $15.6 million. The increase was due to (i) the profit from increased core commissions and fees of $5.3 million; (ii) an increase in profit-sharing contingent commissions of $1.3 million; (iii) a decrease in estimated acquisition earnouts of $1.5 million; partially offset by (iv) an increase in employee compensation and benefits of $0.9 million due to increased producer compensation driven by to increased core commissions and fees revenue; and (v) an increase of $1.0 million in other operating expenses attributable to higher expenses associated with technology, professional fees, and rent.
EBITDAC for the three months ended March 31, 2019 increased 14.4%, or $2.5 million from the same period in 2018, to $20.2 million. EBITDAC Margin for the three months ended March 31, 2019 increased to 28.6% from 26.7% in the same period in 2018. The increase in EBITDAC Margin was primarily driven by: (i) increased core commissions and fees of $5.3 million; (ii) and an increase in profit-sharing contingent commissions of $1.3 million; partially offset by (iii) an increase in employee compensation and benefits of $0.9 million due to increased producer compensation driven by increased core commissions and fees revenue; and (iv) an increase of $1.0 million in other operating expenses attributable to higher expenses associated with technology, professional fees, and rent.

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
Financial information relating to our Services Segment for the three months ended March 31, 2019 and 2018 is as follows:

	Three months ended March 31,
(in thousands, except percentages)	2019	2018	% Change
REVENUES
Core commissions and fees	$49,444	$43,993	12.4%
Profit-sharing contingent commissions	—	—	—%
Guaranteed supplemental commissions	—	—	—%
Investment income	48	73	(34.2)%
Other income, net	—	—	—%
Total revenues	49,492	44,066	12.3%
EXPENSES
Employee compensation and benefits	22,427	20,519	9.3%
Other operating expenses	15,330	15,062	1.8%
(Gain)/loss on disposal	—	(2,473)	(100.0)%
Amortization	1,303	1,137	14.6%
Depreciation	284	411	(30.9)%
Interest	872	594	46.8%
Change in estimated acquisition earn-out payables	99	—	—%
Total expenses	40,315	35,250	14.4%
Income before income taxes	$9,177	$8,816	4.1%
Income Before Income Taxes Margin (1)	18.5%	20.0%
EBITDAC (1)	11,735	10,958	7.1%
EBITDAC Margin (1)	23.7%	24.9%
Organic Revenue growth rate (1)	0.5%	8.3%
Employee compensation and benefits relative to total revenues	45.3%	46.6%
Other operating expenses relative to total revenues	31.0%	34.2%
Capital expenditures	$109	$285	(61.8)%
Total assets at March 31	$480,108	$432,920	10.9%

(1) A non-GAAP financial measure.
NMF = Not a meaningful figure
The Services Segment’s total revenues for the three months ended March 31, 2019 increased 12.3%, or $5.4 million, over the same period in 2018, to $49.5 million. The $5.5 million net increase in core commissions and fees revenue was driven primarily by: (i) $5.3 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2017; and (ii) $0.2 million related to net new and renewal business. The Services Segment’s growth rate for total commissions and fees was 12.4%, and the Organic Revenue growth rate was 0.5% for the first quarter of 2019. The Organic Revenue growth rate was impacted by lower claims in our Social Security advocacy business due to the prior year completion of advocacy work on a book of business substantially offsetting Organic Revenue growth in other businesses.
Income before income taxes for the three months ended March 31, 2019 increased 4.1%, or $0.4 million, from the same period in 2018, to $9.2 million as a result of the growth in total revenue and the leveraging of our expense base, partially offset by a gain on disposal recorded in the prior year and higher intercompany interest charges associated with acquisitions.

EBITDAC for the three months ended March 31, 2019 increased 7.1%, or $0.8 million, from the same period in 2018, to $11.7 million. EBITDAC Margin for the three months ended March 31, 2019 decreased to 23.7% from 24.9% in the same period in 2018. The decrease in EBITDAC Margin was entirely driven by a gain on disposal recorded in the prior year.
Other
As discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements, the “Other” column in the Segment Information table includes any income and expenses not allocated to reportable segments, and corporate-related items, including the intercompany interest expense charges to reporting segments.
LIQUIDITY AND CAPITAL RESOURCES
The Company seeks to maintain a conservative balance sheet and liquidity profile. Our capital requirements to operate as an insurance intermediary are low and we have been able to grow and invest in our business principally through cash that has been generated from operations. We have the ability to utilize our revolving credit facility (the “Facility”), which provides up to $800.0 million in available cash, and we believe that we have access to additional funds, if needed, through the capital markets to obtain further debt financing under the current market conditions. The Company believes that its existing cash, cash equivalents, short-term investment portfolio and funds generated from operations, together with the funds available under the Revolving Credit Facility, will be sufficient to satisfy our normal liquidity needs, including principal payments on our long-term debt, for at least the next 12 months.
Contractual Cash Obligations
As of March 31, 2019, our contractual cash obligations were as follows:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$1,506,250	$55,000	$128,750	$472,500	$850,000
Other liabilities(1)	62,206	3,383	5,615	3,621	49,587
Operating leases	223,356	33,577	111,511	40,241	38,027
Interest obligations	358,165	62,407	118,098	89,941	87,719
Unrecognized tax benefits	1,839	—	1,839	—	—
Maximum future acquisition contingency payments(2)	218,228	46,431	154,896	9,620	7,281
Total contractual cash obligations	$2,370,044	$200,798	$520,709	$615,923	$1,032,614

(1)	Includes the current portion of other long-term liabilities.

(2)	Includes $108.7 million of current and non-current estimated earn-out payables.
Debt
Total debt at March 31, 2019 was $1,495.0 million net of unamortized discount and debt issuance costs, which was a decrease of $12.0 million compared to December 31, 2018. The decrease includes the repayment of the principal balance of $8.8 million for scheduled principal amortization balances related to our various existing floating rate debt term notes, as well as an additional contra liability for discount to par and aggregate debt issuance costs in total of $3.6 million related to the issuance of the Company's 4.500% Senior Notes due 2029 as of March 31, 2019, net of the amortization of discounted debt related to our various unsecured Senior Notes, and debt issuance cost amortization of $0.4 million.
On March 11, 2019, the Company completed the issuance of $350.0 million aggregate principal amount of the Company's 4.500% Senior Notes due 2029. The Senior Notes were given investment grade ratings of BBB-/Baa3 with a stable outlook. The notes are subject to certain covenant restrictions which are customary for credit-rated obligations. At the time of funding, the proceeds were offered at a discount of the original note amount which also excluded an underwriting fee discount. The net proceeds received from the issuance were used to repay a portion of the outstanding balance of $350.0 million on the Revolving Credit Facility, utilized in connection with financing related to the Hays Companies acquisition, and for other general corporate purposes. As of March 31, 2019, there was an outstanding debt balance of $350.0 million exclusive of the associated discount balance.

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
Our invested assets are held primarily as cash and cash equivalents, restricted cash, available-for-sale marketable debt securities, non-marketable debt securities, certificates of deposit, U.S. treasury securities, and professionally managed short duration fixed income funds. These investments are subject to interest rate risk. The fair values of our invested assets at March 31, 2019 and December 31, 2018, approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.
We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date.
As of March 31, 2019, we had $656.3 million of borrowings outstanding under our various term loans, which bear interest on a floating basis tied to the London Interbank Offered Rate (“LIBOR”) and therefore can result in changes to our associated interest expense. The effect of an immediate hypothetical 10% change in interest rates would not have a material effect on our Condensed Consolidated Financial Statements.
We are subject to exchange rate risk primarily in our U.K.-based wholesale brokerage business that has a cost base principally denominated in British pounds and a revenue base in several other currencies, but principally in U.S. dollars. Based upon our foreign currency rate exposure as of March 31, 2019, an immediate 10% hypothetical change of foreign currency exchange rates would not have a material effect on our Condensed Consolidated Financial Statements.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation (the “Evaluation”) required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of March 31, 2019. Based upon the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosures.
Changes in Internal Controls
There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
PART II
ITEM 1. Legal Proceedings
In Item 3 of Part I of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2018, certain information concerning litigation claims arising in the ordinary course of business was disclosed. Such information was current as of the date of filing. During the Company’s fiscal quarter ended March 31, 2019, no new legal proceedings, or material developments with respect to existing legal proceedings, occurred which require disclosure in this Quarterly Report on Form 10-Q.
ITEM 1A. Risk Factors
There were no material changes in the risk factors previously disclosed in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our repurchase of shares of our common stock during the three months ended March 31, 2019:

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum value that may yet be purchased under the plans or programs(2)
January 1, 2019 to January 31, 2019	200,832	$27.73	—	$147,453,029
February 1, 2019 to February 28, 2019	23,836	29.30	—	147,453,029
March 1, 2019 to March 31, 2019	18,483	28.88	—	147,453,029
Total	243,151	$27.97	—	$147,453,029

(1)
We purchased 243,151 shares during the quarter ended March 31, 2019, which were acquired from our employees to cover required tax withholdings on the vesting of shares in our equity compensation plans.

(2)
On July 21, 2014, our Board of Directors approved the repurchase of up to $200.0 million of the Company’s outstanding common stock. On July 20, 2015, the Board of Directors authorized the repurchase of up to an additional $400.0 million of the Company's outstanding common stock. As of March 31, 2019, the Company’s outstanding Board-approved share repurchase authorization was approximately $147.5 million. On May 1, 2019, the Board of Directors approved an additional repurchase authorization amount of $372.5 million to bring the total available share repurchase authorization to approximately $500.0 million. Between the first quarter of 2014 and March 31, 2019, the Company repurchased a total of approximately 13.8 million shares for an aggregate cost of approximately $477.5 million.

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

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on October 12, 2016).

4.1	Second Supplemental Indenture, dated as of March 11, 2019, between Brown & Brown, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to Form 8-K filed March 12, 2019).

4.2	Form of Brown & Brown, Inc.'s 4.500% Notes due 2029 (incorporated by reference to Exhibit 4.3 to Form 8-K filed March 12, 2019).

10.1
Underwriting Agreement, dated as of March 4, 2019, among Brown & Brown, Inc. and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and SunTrust Robinson Humphrey, Inc., as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to Form 8-K filed March 8, 2019).

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

BROWN & BROWN, INC.

/s/ R. Andrew Watts
Date: May 9, 2019	R. Andrew Watts
Executive Vice President, Chief Financial Officer and Treasurer
(duly authorized officer, principal financial officer and principal accounting officer)