Form 10-Q
period 2019-06-30
BROWN & BROWN, INC.
filed 2019-07-30
CIK 79282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-13619

BROWN & BROWN, INC.
(Exact name of Registrant as specified in its charter)

Florida		59-0864469
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)
220 South Ridgewood Avenue,		32114
Daytona Beach,	FL
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (386) 252-9601

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.10 Par Value	BRO	New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s common stock, $0.10 par value, outstanding as of July 30, 2019 was 281,274,947.

BROWN & BROWN, INC.

Disclosure Regarding Forward-Looking Statements
Brown & Brown, Inc., together with its subsidiaries (collectively, “we,” “Brown & Brown” or the “Company”), makes “forward-looking statements” within the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995, as amended, throughout this report and in the documents we incorporate by reference into this report. You can identify these statements by forward-looking words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “plan” and “continue” or similar words. We have based these statements on our current expectations about potential future events. Although we believe the expectations expressed in the forward-looking statements included in this Quarterly Report on Form 10-Q and the reports, statements, information and announcements incorporated by reference into this report are based upon reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. Many of these factors have previously been identified in filings or statements made by us or on our behalf. Important factors which could cause our actual results to differ materially from the forward-looking statements in this report include but are not limited to the following items, in addition to those matters described in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

•
The Company's integration of the acquisition of The Hays Group, Inc. and certain of its affiliates (“Hays”), including adequately addressing any matters analyzed in the due diligence process, and material adverse changes in the business and financial condition of Hays, the Company, or both, and their respective customers;

•	The impact of any regional, national or global political, economic, business, competitive, market, environmental or regulatory conditions on our business operations;

•	The impact of current market conditions on our results of operations and financial condition;

•	Changes in macroeconomic conditions;

•
Risks that could negatively affect the success of our acquisition strategy, including continuing consolidation in our industry, which could make it more difficult to identify targets and could make them more expensive, execution risks, integration risks, the risk of post-acquisition deterioration leading to intangible asset impairment charges, and the risk we could incur or assume unanticipated regulatory liabilities such as those relating to violations of anti-corruption and sanctions laws;

•
Any insolvencies of, or other difficulties experienced by our clients, insurance carriers or financial institutions; volatility or declines in insurance markets and premiums on which our commissions are based, but which we do not control;

•	Our ability to continue to manage our indebtedness;

•
Our ability to compete effectively in our industry, material changes in commercial property and casualty markets generally or the availability of insurance products or changes in premiums resulting from a catastrophic event, such as a hurricane;

•
Disintermediation within the insurance industry, including increased competition from insurance companies, technology companies and the financial services industry, as well as the shift away from traditional insurance markets;

•	Our ability to attract and retain key employees and clients and attract new business;

•	Our ability to maintain our corporate culture;

•	The timing or ability to carry out share repurchases;

•	The timing or ability to carry out refinancing or take other steps to manage our capital and the limitations in our long-term debt agreements that may restrict our ability to take these actions;

•	Fluctuations in our earnings as a result of potential changes to our valuation allowance(s) on our deferred taxes;

•	Any fluctuations in exchange and interest rates that could affect expenses and revenue;

•	The potential costs and difficulties in complying with a wide variety of laws and regulations and any related changes;

•	Changes in the tax or accounting policies or treatment of our operations and fluctuations in our tax rate;

•	Any potential impact of U.S. healthcare or National Flood Insurance Program legislation;

•	The impact of federal and state income tax reform;

•	The impact of the 2018 federal government shutdown and the possibility of a future federal government shutdown;

•	Uncertainties in U.S. administrative policy regarding trade agreements and international trade relations;

•	Exposure to potential liabilities arising from errors and omissions and other potential claims against us;

•	The interruption or loss of our information processing systems or failure to maintain secure information systems and other factors that the Company may not have currently identified or quantified; and

•	Other risks and uncertainties as may be detailed from time to time in our public announcements and Securities and Exchange Commission (“SEC”) filings.
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

PART I — FINANCIAL INFORMATION
ITEM 1 — Financial Statements (Unaudited)
BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands, except per share data)	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
REVENUES
Commissions and fees	$572,932	$472,068	$1,190,395	$972,406
Investment income	1,525	731	2,606	1,332
Other income, net	762	388	1,498	910
Total revenues	575,219	473,187	1,194,499	974,648
EXPENSES
Employee compensation and benefits	309,610	251,958	642,447	522,857
Other operating expenses	98,050	83,694	186,833	160,007
(Gain)/loss on disposal	(1,016)	(230)	(511)	(2,650)
Amortization	25,954	20,785	52,146	41,324
Depreciation	5,666	5,599	11,701	11,151
Interest	16,293	10,052	31,491	19,723
Change in estimated acquisition earn-out payables	(2,860)	419	(1,650)	2,885
Total expenses	451,697	372,277	922,457	755,297
Income before income taxes	123,522	100,910	272,042	219,351
Income taxes	30,929	26,988	65,553	54,601
Net income	$92,593	$73,922	$206,489	$164,750
Net income per share:
Basic	$0.33	$0.27	$0.73	$0.60
Diluted	$0.33	$0.26	$0.73	$0.58
Dividends declared per share	$0.080	$0.075	$0.160	$0.150
See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except per share data)	June 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$432,548	$438,961
Restricted cash and investments	382,233	338,635
Short-term investments	10,542	12,868
Premiums, commissions and fees receivable	913,910	844,815
Reinsurance recoverable	77,335	65,396
Prepaid reinsurance premiums	343,594	337,920
Other current assets	131,386	128,716
Total current assets	2,291,548	2,167,311
Fixed assets, net	122,511	100,395
Operating lease assets	184,027	—
Goodwill	3,551,661	3,432,786
Amortizable intangible assets, net	899,583	898,807
Investments	24,896	17,394
Other assets	90,541	71,975
Total assets	$7,164,767	$6,688,668
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Premiums payable to insurance companies	$979,417	$857,559
Losses and loss adjustment reserve	77,335	65,212
Unearned premiums	343,594	337,920
Premium deposits and credits due customers	93,827	105,640
Accounts payable	98,869	87,345
Accrued expenses and other liabilities	259,068	279,310
Current portion of long-term debt	55,000	50,000
Total current liabilities	1,907,110	1,782,986
Long-term debt less unamortized discount and debt issuance costs	1,426,777	1,456,990
Operating lease liabilities	169,555	—
Deferred income taxes, net	310,510	315,732
Other liabilities	170,184	132,392
Shareholders’ Equity:
Common stock, par value $0.10 per share; authorized 560,000 shares; issued 295,819 shares and outstanding 281,456 shares at 2019, issued 293,380 shares and outstanding 279,583 shares at 2018 - in thousands.	29,582	29,338
Additional paid-in capital	653,415	615,180
Treasury stock, at cost at 14,363 shares at 2019 and 13,797 shares at 2018 - in thousands	(497,572)	(477,572)
Retained earnings	2,995,206	2,833,622
Total shareholders’ equity	3,180,631	3,000,568
Total liabilities and shareholders’ equity	$7,164,767	$6,688,668
See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Common Stock
(in thousands, except per share data)	Shares	Par Value	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total
Balance at December 31, 2018	293,380	$29,338	$615,180	$(477,572)	$2,833,622	$3,000,568
Net income					113,896	113,896
Net unrealized holding (loss) gain on available-for-sale securities			106			106
Common stock issued for employee stock benefit plans	2,465	246	5,963			6,209
Cash dividends paid ($0.080 per share)					(22,348)	(22,348)
Balance at March 31, 2019	295,845	29,584	621,249	(477,572)	2,925,170	3,098,431
Net income					92,593	92,593
Net unrealized holding (loss) gain on available-for-sale securities			205		(24)	181
Common stock issued for employee stock benefit plans	(54)	(5)	11,084			11,079
Purchase of treasury stock			20,000	(20,000)		—
Common stock issued to directors	28	3	877			880
Cash dividends paid ($0.080 per share)					(22,533)	(22,533)
Balance at June 30, 2019	295,819	29,582	653,415	(497,572)	2,995,206	3,180,631

Balance at December 31, 2017	286,895	28,689	483,733	(386,322)	2,456,599	2,582,699
Adoption of Topic 606 at January 1, 2018					117,515	117,515
Beginning balance after adoption of Topic 606	286,895	28,689	483,733	(386,322)	2,574,114	2,700,214
Net income					90,828	90,828
Net unrealized holding (loss) gain on available-for-sale securities			(77)		(55)	(132)
Common stock issued for employee stock benefit plans	53	6	(327)			(321)
Purchase of treasury stock			11,250	(11,250)		—
Common stock issued to directors	13	1	699			700
Cash dividends paid ($0.075 per share)					(20,696)	(20,696)
Balance at March 31, 2018	286,961	28,696	495,278	(397,572)	2,644,191	2,770,593
Net income					73,922	73,922
Net unrealized holding (loss) gain on available-for-sale securities			(27)		(2)	(29)
Common stock issued for employee stock benefit plans	123	12	7,699			7,711
Cash dividends paid ($0.075 per share)					(20,715)	(20,715)
Balance at June 30, 2018	287,084	$28,708	$502,950	$(397,572)	$2,697,396	$2,831,482
See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
(in thousands)	2019	2018
Cash flows from operating activities:
Net income	$206,489	$164,750
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	52,146	41,324
Depreciation	11,701	11,151
Non-cash stock-based compensation	24,128	15,027
Change in estimated acquisition earn-out payables	(1,650)	2,885
Deferred income taxes	(5,342)	(16,437)
Amortization of debt discount and disposal of deferred financing costs	988	819
Accretion of discounts and premiums, investment	(12)	1
Net gain/(loss) on sales of investments, fixed assets and customer accounts	(346)	(2,432)
Payments on acquisition earn-outs in excess of original estimated payables	(267)	(3,408)
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Premiums, commissions and fees receivable (increase) decrease	(71,614)	(29,471)
Reinsurance recoverables (increase) decrease	(11,939)	388,704
Prepaid reinsurance premiums (increase) decrease	(5,674)	10,310
Other assets (increase) decrease	(22,122)	(15,731)
Premiums payable to insurance companies increase (decrease)	116,472	106,839
Premium deposits and credits due customers increase (decrease)	(12,003)	8,360
Losses and loss adjustment reserve increase (decrease)	12,123	(388,572)
Unearned premiums increase (decrease)	5,674	(10,310)
Accounts payable increase (decrease)	23,773	31,343
Accrued expenses and other liabilities increase (decrease)	(32,269)	(34,837)
Other liabilities increase (decrease)	15,447	(2,909)
Net cash provided by operating activities	305,703	277,406
Cash flows from investing activities:
Additions to fixed assets	(35,174)	(19,390)
Payments for businesses acquired, net of cash acquired	(146,646)	(141,803)
Proceeds from sales of fixed assets and customer accounts	2,101	2,906
Purchases of investments	(9,265)	(8,863)
Proceeds from sales of investments	4,505	16,346
Net cash used in investing activities	(184,479)	(150,804)
Cash flows from financing activities:
Payments on acquisition earn-outs	(6,997)	(5,183)
Proceeds from long-term debt	350,000	—
Payments on long-term debt	(22,500)	(110,001)
Deferred debt issuance costs	(3,701)	—
Payments on revolving credit facilities	(350,000)	—
Issuances of common stock for employee stock benefit plans	901	720
Repurchase shares to fund tax withholdings for non-cash stock-based compensation	(6,861)	(7,656)
Purchase of treasury stock	(20,000)	(11,250)
Settlement (prepayment) of accelerated share repurchase program	20,000	11,250
Cash dividends paid	(44,881)	(41,411)
Net cash used in financing activities	(84,039)	(163,531)
Net increase (decrease) in cash and cash equivalents inclusive of restricted cash	37,185	(36,929)
Cash and cash equivalents inclusive of restricted cash at beginning of period	777,596	824,088
Cash and cash equivalents inclusive of restricted cash at end of period	$814,781	$787,159
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
Recently Issued Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which provides guidance for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The impact of ASU 2018-15 is not expected to be material to the Company.
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
Recently Adopted Accounting Standards
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“Topic 842”), which provides guidance for accounting for leases. Under Topic 842, all leases are required to be recorded on the balance sheet and are classified as either operating leases or finance leases. Effective as of January 1, 2019, the Company adopted Topic 842, and all related amendments, which established Accounting Standards Codification (“ASC”) Topic 842. The Company adopted these standards by the recognition of right-of-use assets and related lease liabilities on the balance sheet. As permitted by Topic 842, the Company elected the transition practical expedient to adopt as of January 1, 2019, the date of initial application under the modified retrospective approach for leases existing at that date, with an adjustment to retained earnings. As a result, the Consolidated Balance Sheet at December 31, 2018 was not restated and continues to be reported under ASC Topic 840 (“Topic 840”) which did not require the recognition of operating lease liabilities on the balance sheet, and thus is not comparative. For the six months ended June 30, 2019, all of the Company's leases are classified as operating leases, which are primarily real estate leases for office space. The expense recognition for operating leases under Topic 842 is substantially consistent with Topic 840, where operating lease charges are recorded entirely in operating expenses. As a result, there is no significant difference in the Company's results of operations presented in the Company's Condensed Consolidated Statements of Income for each period presented.
The adoption of Topic 842 had a significant impact on the Company's balance sheet with the recognition of the operating lease right-of-use asset and the liability for operating leases. Upon adoption, leases that were classified as operating leases under Topic 840 were classified as operating leases under Topic 842. For the adoption of Topic 842, the Company recorded an adjustment of $202.9 million to operating lease right-of-use asset and the related lease liability, with no impact to retained earnings. The deferred rent previously accrued under Topic 840 was reclassified to the right-of-use asset upon the adoption of Topic 842. The lease liability is the present value of the remaining minimum lease payments, determined under Topic 840, discounted using the Company's incremental borrowing rate at the effective date of January 1, 2019. As permitted under Topic 842, the Company elected to use the practical expedient that permits the Company to not reassess whether a contract is or contains a lease, the classification of the Company's existing operating leases, and initial direct costs for any existing leases. The Company did not elect the practical expedient to use hindsight in determining the lease term (when considering lessee options to extend or terminate the lease and to purchase the underlying asset) and in assessing impairment of the Company's right-of-use assets. The application of the practical expedient did not have a significant impact on the measurement of the operating lease liability.
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
NOTE 3· Revenues
The following tables present the revenues disaggregated by revenue source:

	Three months ended June 30, 2019
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Base commissions(1)	$219,421	$85,093	$65,052	$—	$26	$369,592
Fees(2)	68,827	34,472	13,940	50,763	(287)	167,715
Incentive commissions(3)	12,714	(1,846)	125	—	(94)	10,899
Profit-sharing contingent commissions(4)	6,659	4,093	1,231	—	—	11,983
Guaranteed supplemental commissions(5)	2,556	9,612	575	—	—	12,743
Investment income(6)	17	380	43	34	1,051	1,525
Other income, net(7)	544	13	205	—	—	762
Total Revenues	$310,738	$131,817	$81,171	$50,797	$696	$575,219

	Six months ended June 30, 2019
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Base commissions(1)	$506,621	$162,271	$119,225	$—	$14	$788,131
Fees(2)	112,704	64,718	26,450	100,207	(575)	303,504
Incentive commissions(3)	55,489	(927)	498	—	17	55,077
Profit-sharing contingent commissions(4)	18,206	4,953	4,146	—	—	27,305
Guaranteed supplemental commissions(5)	5,796	9,616	966	—	—	16,378
Investment income(6)	17	696	83	82	1,728	2,606
Other income, net(7)	1,136	50	312	—	—	1,498
Total Revenues	$699,969	$241,377	$151,680	$100,289	$1,184	$1,194,499

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

Contract Assets and Liabilities
The balances of contract assets and contract liabilities arising from contracts with customers as of June 30, 2019 and December 31, 2018 were as follows:

(in thousands)	June 30, 2019	December 31, 2018
Contract assets	$285,099	$265,994
Contract liabilities	$58,726	$53,496
Unbilled receivables (contract assets) arise when the Company recognizes revenue for amounts which have not yet been billed in the Company's systems and are reflected in premiums, commissions and fee receivables in the Company's Condensed Consolidated Balance Sheet. Deferred revenue (contract liabilities) relates to payments received in advance of performance under the contract before the transfer of a good or service to the customer. Deferred revenue is reflected within accrued expenses and other liabilities for those to be recognized in less than 12 months and in other liabilities for those to be recognized more than 12 months from the date presented in the Company's Condensed Consolidated Balance Sheet.
As of June 30, 2019, deferred revenue consisted of $41.7 million as current portion to be recognized within one year and $17 million in long term to be recognized beyond one year. As of December 31, 2018, deferred revenue consisted of $37.0 million as current portion to be recognized within one year and $16.5 million in long-term deferred revenue to be recognized beyond one year.
During the six months ended June 30, 2019, the amount of revenue recognized related to performance obligations satisfied in a previous period, was $12.8 million. This revenue is primarily related to variable consideration and is inclusive of changes due to estimates.
Other Assets and Deferred Cost
Incremental cost to obtain - The Company defers certain costs to obtain customer contracts primarily as they relate to commission-based compensation plans in the Retail Segment, in which the Company pays an incremental amount of compensation on new business. These incremental costs are deferred and amortized over a 15-year period. The cost to obtain balance within the other assets caption in the Company's Condensed Consolidated Balance Sheet was $19.7 million and $13.2 million as of June 30, 2019 and December 31, 2018, respectively. For the six months ended June 30, 2019, the Company deferred $7.1 million of incremental cost to obtain customer contracts. The Company expensed $0.6 million of the incremental cost to obtain customer contracts for the six months ended June 30, 2019.
Cost to fulfill - The Company defers certain costs to fulfill contracts and recognizes these costs as the associated performance obligations are fulfilled. The cost to fulfill balance within the other current assets caption in the Company's Condensed Consolidated Balance Sheet was $69.0 million and $69.8 million as of June 30, 2019 and December 31, 2018, respectively. For the six months ended June 30, 2019, the Company had net expense of $0.8 million related to the release of previously deferred contract fulfillment costs associated with performance obligations that were satisfied in the period, net of current year deferrals for costs incurred that related to performance obligations yet to be fulfilled.

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

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Net income	$92,593	$73,922	$206,489	$164,750
Net income attributable to unvested awarded performance stock	(3,020)	(1,618)	(6,273)	(3,529)
Net income attributable to common shares	$89,573	$72,304	$200,216	$161,221
Weighted average number of common shares outstanding – basic	281,754	276,123	281,163	276,038
Less unvested awarded performance stock included in weighted average number of common shares outstanding – basic	(9,191)	(6,042)	(8,542)	(5,912)
Weighted average number of common shares outstanding for basic net income per common share	272,563	270,081	272,621	270,126
Dilutive effect of stock options	1,839	5,827	2,083	5,683
Weighted average number of shares outstanding – diluted	274,402	275,908	274,704	275,809
Net income per share:
Basic	$0.33	$0.27	$0.73	$0.60
Diluted	$0.33	$0.26	$0.73	$0.58

NOTE 5· Business Combinations
During the six months ended June 30, 2019, Brown & Brown acquired the assets and assumed certain liabilities of eleven insurance intermediaries, all of the stock of one insurance intermediary and two books of business (customer accounts). Additionally, miscellaneous adjustments were recorded to the purchase price allocation of certain prior acquisitions completed within the last 12 months as permitted by Accounting Standards Codification Topic 805 — Business Combinations (“ASC 805”). Such adjustments are presented in the “Other” category within the following two tables. The recorded purchase price for all acquisitions includes an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations will be recorded in the Condensed Consolidated Statements of Income when incurred.
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
Based on the acquisition date and the complexity of the underlying valuation work, certain amounts included in the Company’s Condensed Consolidated Financial Statements may be provisional and thus subject to further adjustments within the permitted measurement period, as defined in ASC 805. For the six months ended June 30, 2019, adjustments were made within the permitted measurement period that resulted in a decrease in the aggregate purchase price of the affected acquisitions of $6.5 million relating to the assumption of certain liabilities. These measurement period adjustments have been reflected as current period adjustments in the six months ended June 30, 2019 in accordance with the guidance in ASU 2015-16 “Business Combinations.” The measurement period adjustments primarily impacted goodwill, with no effect on earnings or cash in the current period.
Cash paid for acquisitions was $149.9 million in the six-month period ended June 30, 2019. The Company completed 12 acquisitions (excluding book of business purchases) in the six-month period ended June 30, 2019. The Company completed eight acquisitions (excluding book of business purchases) in the six-month period ended June 30, 2018.

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

(in thousands)
Name	Business segment	Effective date of acquisition	Cash paid	Other payable	Recorded earn-out payable	Net assets acquired	Maximum potential earn- out payable
Smith Insurance Associates, Inc. (Smith)	Retail	February 1, 2019	$20,129	$—	$2,704	$22,833	$4,550
Donald P. Pipino Company, LTD (Pipino)	Retail	February 1, 2019	16,420	135	9,821	26,376	12,996
Cossio Insurance Agency (Cossio)	Retail	March 1, 2019	13,990	10	1,710	15,710	2,000
Medval LLC (Medval)	Services	March 1, 2019	29,106	100	1,684	30,890	2,500
United Development Systems, Inc. (United)	Retail	May 1, 2019	18,987	388	3,268	22,643	8,625
Twinbrook Insurance Brokerage, Inc. (Twinbrook)	Retail	June 1, 2019	26,251	400	1,565	28,216	5,073
Other	Various	Various	24,980	1,126	3,214	29,320	7,709
Total			$149,863	$2,159	$23,966	$175,988	$43,453

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition and adjustments made during the measurement period of the prior year acquisitions.

(in thousands)	Smith	Pipino	Cossio	Medval	United	Twinbrook	Other	Total
Cash	$—	$—	$—	$3,218	$—	$—	$—	$3,218
Other current assets	473	819	17	1,708	477	—	(6,658)	(3,164)
Fixed assets	39	112	29	50	$20	$85	$(97)	$238
Goodwill	16,249	16,765	11,319	19,108	15,111	19,839	22,111	120,502
Purchased customer accounts	6,500	11,360	4,324	7,300	7,065	8,557	9,013	54,119
Non-compete agreements	41	11	21	1	11	12	106	203
Other assets	—	772	—	14	—	—	(732)	54
Total assets acquired	23,302	29,839	15,710	31,399	22,684	28,493	23,743	175,170
Other current liabilities	(469)	(3,463)	—	(480)	(41)	(277)	5,577	847
Other liabilities	—	—	—	(29)	—	—	—	(29)
Total liabilities assumed	(469)	(3,463)	—	(509)	(41)	(277)	5,577	818
Net assets acquired	$22,833	$26,376	$15,710	$30,890	$22,643	$28,216	$29,320	$175,988

The other column represents current year acquisitions with total net assets acquired less than $10.0 million and adjustments from prior year acquisitions that were made within the permitted measurement period.
The weighted average useful lives for the acquired amortizable intangible assets are as follows: purchased customer accounts, 15 years; and non-compete agreements, 5 years.
Goodwill of $120.5 million, which is net of any opening balance sheet adjustments within the allowable measurement period, was allocated to the Retail, Wholesale Brokerage and Services Segments in the amounts of $95.1 million, $6.1 million and $19.3 million, respectively. Of the total goodwill of $120.5 million, the amount currently deductible for income tax purposes is $96.5 million and the remaining $24.0 million relates to the recorded earn-out payables and will not be deductible until it is earned and paid.

For the acquisitions completed during 2019, the results of operations since the acquisition dates have been combined with those of the Company. The total revenues from the acquisitions completed through June 30, 2019, included in the Condensed Consolidated Statement of Income for the six months ended June 30, 2019, was $16.4 million. The income before income taxes, including the intercompany cost of capital charge, from the acquisitions completed through June 30, 2019, included in the Condensed Consolidated Statement of Income for the six months ended June 30, 2019, was $2.6 million. If the acquisitions had occurred as of the beginning of the respective periods, the Company’s results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

(UNAUDITED)	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Total revenues	$576,706	$486,052	$1,204,844	$1,002,442
Income before income taxes	$124,019	$104,549	$275,188	$227,202
Net income	$92,965	$76,588	$208,876	$170,647
Net income per share:
Basic	$0.33	$0.28	$0.74	$0.62
Diluted	$0.33	$0.27	$0.74	$0.61
Weighted average number of shares outstanding:
Basic	272,563	270,081	272,621	270,126
Diluted	274,402	275,908	274,704	275,809

As of June 30, 2019 and 2018, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820-Fair Value Measurement. The resulting additions, payments, and net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the three and six months ended June 30, 2019 and 2018, were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Balance as of the beginning of the period	$108,710	$40,600	$89,924	$36,175
Additions to estimated acquisition earn-out payables	5,811	17,549	23,966	22,071
Payments for estimated acquisition earn-out payables	(6,685)	(6,028)	(7,264)	(8,591)
Subtotal	107,836	52,121	106,626	49,655
Net change in earnings from estimated acquisition earn-out payables:
Change in fair value on estimated acquisition earn-out payables	(4,350)	(189)	(4,301)	1,873
Interest expense accretion	1,490	608	2,651	1,012
Net change in earnings from estimated acquisition earn-out payables	(2,860)	419	(1,650)	2,885
Balance as of June 30,	$104,976	$52,540	$104,976	$52,540

Of the $105.0 million estimated acquisition earn-out payables as of June 30, 2019, $12.8 million was recorded as accounts payable and $92.2 million was recorded as other non-current liabilities. As of June 30, 2019, the maximum future acquisition contingency payments related to all acquisitions was $224.1 million, inclusive of the $105.0 million estimated acquisition earn-out payables as of June 30, 2019. Included within the additions to estimated acquisition earn-out payables are any adjustments to opening balance sheet items within the allowable measurement period, which may therefore differ from previously reported amounts.

NOTE 6· Goodwill
Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The Company completed its most recent annual assessment as of November 30, 2018, and identified no impairment as a result of the evaluation.
The changes in the carrying value of goodwill by reportable segment for the six months ended June 30, 2019 are as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Total
Balance as of December 31, 2018	$2,063,150	$926,206	$291,622	$151,808	$3,432,786
Goodwill of acquired businesses	95,086	—	6,063	19,353	120,502
Goodwill disposed of relating to sales of businesses	(1,627)	—	—	—	(1,627)
Balance as of June 30, 2019	$2,156,609	$926,206	$297,685	$171,161	$3,551,661

NOTE 7· Amortizable Intangible Assets
Amortizable intangible assets at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019				December 31, 2018
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average life (years)(1)	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average life (years)(1)
Purchased customer accounts	$1,856,534	$(960,399)	$896,135	15.0	$1,804,404	$(909,415)	$894,989	14.9
Non-compete agreements	33,672	(30,224)	3,448	4.5	33,469	(29,651)	3,818	4.5
Total	$1,890,206	$(990,623)	$899,583		$1,837,873	$(939,066)	$898,807

(1)	Weighted average life calculated as of the date of acquisition.
Amortization expense for amortizable intangible assets for the years ending December 31, 2019, 2020, 2021, 2022 and 2023 is estimated to be $103.2 million, $96.5 million, $93.0 million, $88.5 million, and $81.5 million, respectively.

NOTE 8· Long-Term Debt
Long-term debt at June 30, 2019 and December 31, 2018 consisted of the following:

(in thousands)	June 30, 2019	December 31, 2018
Current portion of long-term debt:
Current portion of 5-year term loan facility expires 2022	$40,000	$35,000
Current portion of 5-year term loan facility expires 2023	15,000	15,000
Total current portion of long-term debt	55,000	50,000
Long-term debt:
Note agreements:
4.200% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2024	$499,180	$499,101
4.500% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2029	349,456	—
Total notes	848,636	499,101
Credit agreements:
5-year term-loan facility, periodic interest and principal payments, LIBOR plus up to 1.750%, expires June 28, 2022	310,000	330,000
5-year revolving-loan facility, periodic interest payments, LIBOR plus up to 1.500%, plus commitment fees up to 0.250%, expires June 28, 2022	—	350,000
5-year term-loan facility, periodic interest and principal payments, LIBOR plus up to 1.750%, expires December 21, 2023	277,500	285,000
Total credit agreements	587,500	965,000
Debt issuance costs (contra)	(9,359)	(7,111)
Total long-term debt less unamortized discount and debt issuance costs	1,426,777	1,456,990
Current portion of long-term debt	55,000	50,000
Total debt	$1,481,777	$1,506,990

On June 28, 2017, the Company entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) with the lenders named therein, JPMorgan Chase Bank, N.A. as administrative agent and certain other banks as co-syndication agents and co-documentation agents. The Amended and Restated Credit Agreement amended and restated the credit agreement dated April 17, 2014, among such parties (the “Original Credit Agreement”). The Amended and Restated Credit Agreement extends the applicable maturity date of the existing revolving credit facility (the “Revolving Credit Facility”) of $800.0 million to June 28, 2022 and re-evidences unsecured term loans at $400.0 million while also extending the applicable maturity date to June 28, 2022. The quarterly term loan principal amortization schedule was reset. At the time of the execution of the Amended and Restated Credit Agreement, $67.5 million of principal from the original unsecured term loans was repaid using operating cash balances, and the Company added an additional $2.8 million in debt issuance costs related to the Revolving Credit Facility to the Condensed Consolidated Balance Sheet. The Company also expensed to the Condensed Consolidated Statements of Income $0.2 million of debt issuance costs related to the Original Credit Agreement due to certain lenders exiting prior to execution of the Amended and Restated Credit Agreement. The Company also carried forward $1.6 million on the Condensed Consolidated Balance Sheet the remaining unamortized portion of the Original Credit Agreement debt issuance costs, which will be amortized over the term of the Amended and Restated Credit Agreement. On June 30, 2019, the Company made a scheduled principal payment of $10.0 million per the terms of the Amended and Restated Credit Agreement. As of June 30, 2019, there was an outstanding debt balance issued under the term loan of the Amended and Restated Credit Agreement of $350.0 million with no borrowings outstanding against the Revolving Credit Facility. As of December 31, 2018, there was an outstanding debt balance issued under the term loan of the Amended and Restated Credit Agreement of $365.0 million with $350.0 million in borrowings outstanding against the Revolving Credit Facility. The Company had borrowed approximately $600.0 million under its Revolving Credit Facility on November 15, 2018 in connection with the closing of the acquisition of certain assets and assumption of certain liabilities of the Hays Companies. Per the terms of the Amended and Restated Credit Agreement, a scheduled principal payment of $10.0 million is due September 30, 2019.
On September 18, 2014, the Company issued $500.0 million of 4.200% unsecured Senior Notes due in 2024. The Senior Notes were given investment grade ratings of BBB-/Baa3 with a stable outlook. The notes are subject to certain covenant restrictions and regulations which are customary for credit rated obligations. At the time of funding, the proceeds were offered at a discount of the original note amount which also excluded an underwriting fee discount. The net proceeds received from the issuance were used to repay the outstanding balance of $475.0 million on the Revolving Credit Facility and for other general corporate purposes. As of June 30, 2019 and December 31, 2018, there was an outstanding debt balance of $500.0 million exclusive of the associated discount balance.

On December 21, 2018, the Company entered into a term loan credit agreement (the “Term Loan Credit Agreement”) with the lenders named therein, Wells Fargo Bank, National Association, as administrative agent, and certain other banks as co-syndication agents and as joint lead arrangers and joint bookrunners. The Term Loan Credit Agreement provides for an unsecured term loan in the initial amount of $300.0 million, which may, subject to lenders’ discretion, potentially be increased up to an aggregate amount of $450.0 million (the “Term Loan”). The Term Loan is repayable over the five-year term from the effective date of the Term Loan Credit Agreement, which was December 21, 2018. Based on the Company’s net debt leverage ratio or a non-credit enhanced senior unsecured long-term debt rating as determined by Moody’s Investor Service and Standard & Poor’s Rating Service, the rates of interest charged on the term loan are 1.00% to 1.75%, above the adjusted 1-Month LIBOR rate. On December 21, 2018, the Company borrowed $300.0 million under the Term Loan Credit Agreement and used $250.0 million of the proceeds to reduce indebtedness under the Company’s Amended and Restated Credit Agreement, dated June 28, 2017, with the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, and certain other banks as co-syndication agents and co-documentation agents (the “Revolving Credit Facility”). As of June 30, 2019, there was an outstanding debt balance issued under the Term Loan of $292.5 million. As of December 31, 2018, there was an outstanding debt balance issued under the Term Loan of $300.0 million. Per the terms of the Term Loan Credit Agreement, a scheduled principal payment of $3.8 million is due September 30, 2019.
On March 11, 2019, the Company completed the issuance of $350.0 million aggregate principal amount of the Company's 4.500% Senior Notes due 2029. The Senior Notes were given investment grade ratings of BBB-/Baa3 with a stable outlook. The notes are subject to certain covenant restrictions, which are customary for credit rated obligations. At the time of funding, the proceeds were offered at a discount of the original note amount, which also excluded an underwriting fee discount. The net proceeds received from the issuance were used to repay a portion of the outstanding balance of $350.0 million on the Revolving Credit Facility, utilized in connection with the financing related to the Hays Companies acquisition and for other general corporate purposes. As of June 30, 2019, there was an outstanding debt balance of $350.0 million exclusive of the associated discount balance.
The Amended and Restated Credit Agreement and Term Loan Credit Agreement require the Company to maintain certain financial ratios and comply with certain other covenants. The Company was in compliance with all such covenants as of June 30, 2019 and December 31, 2018.
The 30-day Adjusted LIBOR Rate as of June 30, 2019 was 2.438%.
NOTE 9· Leases
Substantially all of the Company's operating lease right-of-use assets and operating lease liabilities represent real estate leases for office space used to conduct the Company's business.
The balances and classification of operating lease right-of-use assets and operating lease liabilities within the Condensed Consolidated Balance Sheet is as follows:

(in thousands)		June 30, 2019
Balance Sheet
Assets:
Operating lease right-of-use assets	Operating lease assets	$184,027
Total Assets		184,027
Liabilities:
Current operating lease liabilities	Accrued expenses and other liabilities	39,870
Non-current operating lease liabilities	Operating lease liabilities	169,555
Total Liabilities		$209,425
The components of lease cost for operating leases were as follows:

(in thousands)	Three Months Ended June 30, 2019	Six months ended June 30, 2019
Operating leases:
Lease cost	$13,002	$25,090
Variable lease cost	791	1,504
Operating lease expense	$13,793	$26,594

The weighted average remaining lease term and the weighted average discount rate for operating leases as of June 30, 2019 were:

Weighted-average remaining lease term	6.01
Weighted-average discount rate	3.81
Maturities of the operating lease liabilities by fiscal year at June 30, 2019 for the Company's operating leases are as follows:

(in thousands)	Operating Leases
2019 (Remainder)	$21,562
2020	47,570
2021	40,313
2022	33,147
2023	26,965
Thereafter	66,843
Total undiscounted lease payments	236,400
Less: Imputed interest	26,975
Present value of lease payments	$209,425
At December 31, 2018, the aggregate future minimum lease payments under all non-cancelable lease agreements were as follows:

(in thousands)	December 31, 2018
2019	$48,292
2020	43,517
2021	34,836
2022	27,035
2023	19,981
Thereafter	36,349
Total minimum future lease payments	$210,010
Supplemental cash flow information for operating leases (in thousands):

(in thousands)	Three Months Ended June 30, 2019	Six months ended June 30, 2019
Cash paid for amounts included in measurement of liabilities
Operating cash flows from operating leases	$13,110	$25,911
Right-of-use assets obtained in exchange for new operating liabilities	$4,284	$6,723

NOTE 10· Supplemental Disclosures of Cash Flow Information and Non-Cash Financing and Investing Activities
Brown & Brown's cash paid during the period for interest and income taxes are summarized as follows:

	Six months ended June 30,
(in thousands)	2019	2018
Cash paid during the period for:
Interest	$26,652	$19,112
Income taxes	$61,145	$65,521

Brown & Brown’s significant non-cash investing and financing activities are summarized as follows:

	Six months ended June 30,
(in thousands)	2019	2018
Other payable issued for purchased customer accounts	$2,159	$2,386
Estimated acquisition earn-out payables and related charges	$23,966	$22,071
Notes received on the sale of fixed assets and customer accounts	$2,045	$—

The Company's restricted cash balance is composed of funds held in separate premium trust accounts as required by state law or, in some cases, by agreement with carrier partners. The following is a reconciliation of cash and cash equivalents inclusive of restricted cash as of June 30, 2019 and 2018.

	Balance as of June 30,
(in thousands)	2019	2018
Table to reconcile cash and cash equivalents inclusive of restricted cash
Cash and cash equivalents	$432,548	$477,928
Restricted cash	382,233	309,231
Total cash and cash equivalents inclusive of restricted cash at the end of the period	$814,781	$787,159
The following is a reconciliation of cash and cash equivalents inclusive of restricted cash as of December 31, 2018 and 2017.

	Balance as of December 31,
(in thousands)	2018	2017
Table to reconcile cash and cash equivalents inclusive of restricted cash
Cash and cash equivalents	$438,961	$573,383
Restricted cash	338,635	250,705
Total cash and cash equivalents inclusive of restricted cash at the end of the period	$777,596	$824,088
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
Brown & Brown conducts all of its operations within the United States of America, except for a wholesale brokerage operation based in London, England, retail operations in Bermuda and the Cayman Islands, and a national programs operation in Canada. These operations earned $4.6 million and $4.2 million of total revenues for the three months ended June 30, 2019 and 2018, respectively. These operations earned $8.0 million and $7.5 million of total revenues for the six months ended June 30, 2019 and 2018, respectively. Long-lived assets held outside of the United States as of June 30, 2019 and 2018 were not material.
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

	Three months ended June 30, 2019
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$310,738	$131,817	$81,171	$50,797	$696	$575,219
Investment income	$17	$380	$43	$34	$1,051	$1,525
Amortization	$15,357	$6,357	$2,844	$1,396	$—	$25,954
Depreciation	$1,919	$1,621	$425	$303	$1,398	$5,666
Interest expense	$21,201	$4,223	$1,260	$1,203	$(11,594)	$16,293
Income before income taxes	$44,217	$40,243	$22,944	$9,268	$6,850	$123,522
Total assets	$5,925,156	$2,981,933	$1,352,659	$466,162	$(3,561,143)	$7,164,767
Capital expenditures	$2,408	$1,942	$513	$222	$6,903	$11,988

	Three months ended June 30, 2018
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$233,317	$118,440	$75,568	$45,867	$(5)	$473,187
Investment income	$—	$132	$81	$36	$482	$731
Amortization	$10,502	$6,324	$2,822	$1,137	$—	$20,785
Depreciation	$1,273	$1,354	$426	$379	$2,167	$5,599
Interest expense	$7,112	$6,376	$1,371	$583	$(5,390)	$10,052
Income before income taxes	$44,361	$24,324	$20,547	$8,085	$3,593	$100,910
Total assets	$4,668,251	$2,844,485	$1,267,207	$419,876	$(3,498,262)	$5,701,557
Capital expenditures	$1,954	$2,215	$447	$147	$4,876	$9,639

	Six months ended June 30, 2019
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$699,969	$241,377	$151,680	$100,289	$1,184	$1,194,499
Investment income	$17	$696	$83	$82	$1,728	$2,606
Amortization	$30,801	$12,953	$5,693	$2,699	$—	$52,146
Depreciation	$3,543	$3,211	$829	$587	$3,531	$11,701
Interest expense	$42,354	$9,577	$2,587	$2,075	$(25,102)	$31,491
Income before income taxes	$138,058	$59,559	$38,513	$18,445	$17,467	$272,042
Total assets	$5,925,156	$2,981,933	$1,352,659	$466,162	$(3,561,143)	$7,164,767
Capital expenditures	$5,544	$6,510	$1,702	$331	$21,087	$35,174

	Six months ended June 30, 2018
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$511,719	$230,915	$141,716	$89,933	$365	$974,648
Investment income	$1	$246	$81	$109	$895	$1,332
Amortization	$20,744	$12,647	$5,659	$2,274	$—	$41,324
Depreciation	$2,510	$2,741	$853	$790	$4,257	$11,151
Interest expense	$13,909	$13,872	$2,806	$1,177	$(12,041)	$19,723
Income before income taxes	$114,760	$45,102	$31,930	$16,901	$10,658	$219,351
Total assets	$4,668,251	$2,844,485	$1,267,207	$419,876	$(3,498,262)	$5,701,557
Capital expenditures	$4,361	$4,893	$867	$432	$8,837	$19,390

NOTE 13· Investments
At June 30, 2019, the Company’s amortized cost and fair values of fixed maturity securities are summarized as follows:

(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities, obligations of U.S. Government agencies and Municipalities	$23,254	$164	$(17)	$23,401
Corporate debt	4,329	41	—	4,370
Total	$27,583	$205	$(17)	$27,771

At June 30, 2019, the Company held $23.4 million in fixed income securities composed of U.S. Treasury securities, securities issued by U.S. Government agencies and municipalities, and $4.4 million issued by corporations with investment grade ratings. Of that total, $2.9 million is classified as short-term investments on the Condensed Consolidated Balance Sheet as maturities are less than one-year, which also includes $7.7 million that is related to time deposits held with various financial institutions.
For securities in a loss position, the following table shows the investments’ gross unrealized loss and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2019:

	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Treasury securities, obligations of U.S. Government agencies and Municipalities	$999	$(1)	$4,820	$(16)	$5,819	$(17)
Total	$999	$(1)	$4,820	$(16)	$5,819	$(17)

The unrealized losses were caused by interest rate increases. At June 30, 2019, the Company had 6 securities in an unrealized loss position. The corporate securities are highly rated securities with no indicators of potential impairment. Based on the ability and intent of the Company to hold these investments until recovery of fair value, which may be maturity, the bonds were not considered to be other-than-temporarily impaired at June 30, 2019.

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
The amortized cost and estimated fair value of the fixed maturity securities at June 30, 2019 by contractual maturity are set forth below:

(in thousands)	Amortized cost	Fair value
Years to maturity:
Due in one year or less	$2,877	$2,875
Due after one year through five years	24,706	24,896
Due after five years	—	—
Total	$27,583	$27,771
The amortized cost and estimated fair value of the fixed maturity securities at December 31, 2018 by contractual maturity are set forth below:

(in thousands)	Amortized cost	Fair value
Years to maturity:
Due in one year or less	$4,768	$4,743
Due after one year through five years	17,584	17,394
Due after five years	—	—
Total	$22,352	$22,137

The expected maturities in the foregoing table may differ from the contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalty.
Proceeds from the sales and maturity of the Company’s investment in fixed maturity securities were $1.9 million. This along with maturing time deposits yielded total cash proceeds from the sale of investments of $4.5 million in the period of January 1, 2019 to June 30, 2019. These proceeds were used to purchase additional fixed maturity securities and time deposits. The gains and losses realized on those sales for the period from January 1, 2018 to June 30, 2019 were insignificant.
Realized gains and losses are reported on the Condensed Consolidated Statements of Income, with the cost of securities sold determined on a specific identification basis.

At June 30, 2019, investments with a fair value of approximately $4.1 million were on deposit with state insurance departments to satisfy regulatory requirements.
NOTE 14· Reinsurance
Although the reinsurers are liable to the Company for amounts reinsured, our subsidiary, Wright National Flood Insurance Company (“Wright Flood”) remains primarily liable to its policyholders for the full amount of the policies written whether or not the reinsurers meet their obligations to the Company when they become due. The effects of reinsurance on premiums written and earned are as follows:

	Period from January 1, 2019 to June 30, 2019
(in thousands)	Written	Earned
Direct premiums	$326,907	$321,233
Ceded premiums	(326,901)	(321,227)
Net premiums	$6	$6

All premiums written by Wright Flood under the National Flood Insurance Program are 100% ceded to the Federal Emergency Management Agency, or FEMA, for which Wright Flood received a 30.0% expense allowance from January 1, 2019 through June 30, 2019. For the period from January 1, 2019 through June 30, 2019, the Company ceded $326.0 million of written premiums.
Effective April 1, 2014, Wright Flood is also a party to a quota share agreement whereby it cedes 100% of its gross excess flood premiums, excluding fees, to Arch Reinsurance Company and receives a 30.5% commission. Wright Flood ceded $0.9 million for the period from January 1, 2019 through June 30, 2019. As of June 30, 2019, no loss data exists on this agreement.
Wright Flood also ceded 100% of the homeowners, private passenger auto liability, and other liability occurrence to Stillwater Insurance Company, formerly known as Fidelity National Insurance Company. This business is in runoff. Therefore, only loss data exists on this business. As of June 30, 2019, no ceded unpaid losses and loss adjustment expenses or incurred but not reported expenses for homeowners, private passenger auto liability and other liability occurrence existed.
As of June 30, 2019 the Condensed Consolidated Balance Sheet contained reinsurance recoverable of $77.3 million and prepaid reinsurance premiums of $343.6 million. There was no net activity in the reserve for losses and loss adjustment expense during the period January 1, 2019 through June 30, 2019, as Wright Flood’s direct premiums written were 100% ceded to two reinsurers. The balance of the reserve for losses and loss adjustment expense, excluding related reinsurance recoverable, as of June 30, 2019 was $77.3 million.
NOTE 15· Statutory Financial Data
Wright Flood maintains capital in excess of the minimum statutory amount of $7.5 million as required by regulatory authorities. The unaudited statutory capital and surplus of Wright Flood was $27.9 million at June 30, 2019 and $19.4 million as of December 31, 2018. For the period from January 1, 2019 through June 30, 2019, Wright Flood generated statutory net income of $7.6 million. For the period from January 1, 2018 through December 31, 2018, Wright Flood generated statutory net income of $4.5 million.
NOTE 16· Subsidiary Dividend Restrictions
Under the insurance regulations of Texas, where Wright Flood is incorporated, the maximum amount of ordinary dividends that Wright Flood can pay to shareholders in a rolling 12-month period is limited to the greater of 10% of statutory adjusted capital and surplus as shown on Wright Flood’s last annual statement on file with the superintendent of the Texas Department of Insurance or 100% of adjusted net income. There was no dividend payout in 2018 and the maximum dividend payout that may be made in 2019 without prior approval is $4.5 million.
NOTE 17· Shareholders’ Equity
On December 12, 2018, the Company entered into accelerated share repurchase agreement ("ASR") with an investment bank to purchase an aggregate $100.0 million of the Company’s common stock. As part of the ASR, the Company received an initial share delivery of 2,910,150 shares of the Company’s common stock with a fair market value of $80.0 million. On May 17, 2019, this agreement was completed by the delivery of 566,599 shares of the Company's common stock.
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

On May 1, 2019, the Company's Board of Directors authorized the purchase of up to an additional $372.5 million of the Company's outstanding common stock. With this authorization, the Company has outstanding approval to purchase up to approximately $500.0 million, in the aggregate, of the Company's outstanding common stock, after giving effect to the final settlement of shares in connection with the ASR.
ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion updates the MD&A contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and the two discussions should be read together.
GENERAL
Company Overview — Second Quarter of 2019
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
The term “Organic Revenue,” a non-GAAP measure, is our core commissions and fees less (i) the core commissions and fees earned for the first 12 months by newly-acquired operations and (ii) divested business (core commissions and fees generated from offices, books of business or niches sold or terminated during the comparable period) and for the calculation of Organic Revenue growth in 2018 only (iii) the impact of the adoption of Accounting Standards Update No.2014-09, “Revenue from Contracts with Customers (Topic 606)” and Accounting Standards Codification Topic 340 – Other Assets and Deferred Cost (the “New Revenue Standard”) in order to be on a comparable basis with 2017. The term “core commissions and fees” excludes profit-sharing contingent commissions and guaranteed supplemental commissions, and therefore represents the revenues earned directly from specific insurance policies sold, and specific fee-based services rendered. “Organic Revenue” is reported in this manner in order to express the current year’s core commissions and fees on a comparable basis with the prior year’s core commissions and fees. The resulting net change reflects the aggregate changes attributable to: (i) net new and lost accounts, (ii) net changes in our customers’ exposure units, (iii) net changes in insurance premium rates or the commission rate paid to us by our carrier partners, and (iv) the net change in fees paid to us by our customers. Organic Revenue is reported in “Results of Operations” and in “Results of Operations - Segment Information” of this Quarterly Report on Form 10-Q.
We also earn “profit-sharing contingent commissions,” which are commissions based primarily on underwriting results, but which may also reflect considerations for volume, growth and/or retention. These commissions which are included in our commissions and fees in the Condensed Consolidated Statements of Income, are accrued throughout the year based on actual premiums written and are primarily received in the first and second quarters of each year, based upon the aforementioned considerations for the prior year(s). Prior to the adoption of the New Revenue Standard, these commissions were recorded to income when received. Over the last three years, profit-sharing contingent commissions have averaged approximately 3.1% of commissions and fees revenue. For the three-month period ended June 30, 2019, profit-sharing contingent commissions were down $2.0 million as compared to the same period of the prior year.
Certain insurance companies offer guaranteed fixed-base agreements, referred to as “Guaranteed Supplemental Commissions” (“GSCs”) in lieu of profit-sharing contingent commissions. GSCs are accrued throughout the year based on actual premiums written. For the 12-month period ending December 31, 2018, we had earned $10.0 million of GSCs, of which $8.9 million remained accrued at December 31, 2018, the balance of which is typically collected over the first and second quarters. For the three-month periods ended June 30, 2019 and 2018, we earned and accrued $12.7 million and $2.5 million, respectively, from GSCs. This increase was driven by a one-time GSC realized within the National Programs Segment.
Combined, our profit-sharing contingent commissions and GSCs for the three months ended June 30, 2019 increased by $8.3 million compared to the second quarter of 2018.

Fee revenues primarily relate to services other than securing coverage for our customers, as well as fees negotiated in lieu of commissions, and are recognized as performance obligations are satisfied. Fee revenues have historically been generated primarily by: (1) our Services Segment, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare Set-aside services, Social Security disability and Medicare benefits advocacy services, and claims adjusting services; (2) our National Programs and Wholesale Brokerage Segments, which earn fees primarily for the issuance of insurance policies on behalf of insurance companies; and to a lesser extent (3) our Retail Segment in our large-account customer base. Fee revenues, on a consolidated basis, as a percentage of our total commissions and fees, was 26.3% in 2018, 31.5% in 2017 and 31.3% in 2016.
For the three-month period ended June 30, 2019, our total commissions and fees growth rate was 21.4%, and our consolidated Organic Revenue growth rate was 3.9%. In the event that the gradual increases in insurable exposure units that have occurred in the past few years continue through 2019 and premium rate changes are similar to 2018, we believe we will see positive Organic Revenue growth for the full year of 2019.
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
Income before income taxes for the three-month period ended June 30, 2019 increased from the second quarter of 2018 by $22.6 million, primarily as a result of net new business and acquisitions completed in the past 12 months in addition to leveraging expenses, partially offset by additional interest expense associated with the acquisition of the Hays Companies.
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
Acquisitions
Part of our continuing business strategy is to attract high-quality insurance intermediaries to join our operations. From 1993 through the second quarter of 2019, we acquired 525 insurance intermediary operations, excluding acquired books of business (customer accounts).

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
RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes.
Financial information relating to our condensed consolidated financial results for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three months ended June 30,			Six months ended June 30,
(in thousands, except percentages)	2019	2018	% Change	2019	2018	% Change
REVENUES
Core commissions and fees	$548,206	$455,594	20.3%	$1,146,712	$941,268	21.8%
Profit-sharing contingent commissions	11,983	13,981	(14.3)%	27,305	25,665	6.4%
Guaranteed supplemental commissions	12,743	2,493	NMF	16,378	5,473	199.3%
Investment income	1,525	731	108.6%	2,606	1,332	95.6%
Other income, net	762	388	96.4%	1,498	910	64.6%
Total revenues	575,219	473,187	21.6%	1,194,499	974,648	22.6%
EXPENSES
Employee compensation and benefits	309,610	251,958	22.9%	642,447	522,857	22.9%
Other operating expenses	98,050	83,694	17.2%	186,833	160,007	16.8%
(Gain)/loss on disposal	(1,016)	(230)	NMF	(511)	(2,650)	(80.7)%
Amortization	25,954	20,785	24.9%	52,146	41,324	26.2%
Depreciation	5,666	5,599	1.2%	11,701	11,151	4.9%
Interest	16,293	10,052	62.1%	31,491	19,723	59.7%
Change in estimated acquisition earn-out payables	(2,860)	419	NMF	(1,650)	2,885	(157.2)%
Total expenses	451,697	372,277	21.3%	922,457	755,297	22.1%
Income before income taxes	123,522	100,910	22.4%	272,042	219,351	24.0%
Income taxes	30,929	26,988	14.6%	65,553	54,601	20.1%
NET INCOME	$92,593	$73,922	25.3%	$206,489	$164,750	25.4%
Income Before Income Taxes Margin (1)	21.5%	21.3%		22.8%	22.5%
EBITDAC (2)	$168,575	$137,765	22.4%	$365,730	$294,434	24.2%
EBITDAC Margin (2)	29.3%	29.1%		30.6%	30.2%
Organic Revenue growth rate (2)	3.9%	5.2%		2.9%	5.4%
Employee compensation and benefits relative to total revenues	53.8%	53.2%		53.8%	53.6%
Other operating expenses relative to total revenues	17.0%	17.7%		15.6%	16.4%
Capital expenditures	$11,988	$9,639	24.4%	$35,174	$19,390	81.4%
Total assets at June 30				$7,164,767	$5,701,557	25.7%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues
(2) A non-GAAP financial measure
NMF = Not a meaningful figure

Commissions and Fees
Commissions and fees, including profit-sharing contingent commissions and GSCs, for the three months ended June 30, 2019 increased $100.9 million to $572.9 million, or 21.4%, over the same period in 2018. Core commissions and fees revenue for the second quarter of 2019 increased $92.6 million: composed of (i) $77.1 million represented core commissions and fees from acquisitions that had no comparable revenues in the same period of 2018; (ii) approximately $17.8 million represented net new and renewal business; and (iii) an offsetting decrease of $2.3 million related to commissions and fees revenue from businesses divested in 2018 and 2019, which reflects an Organic Revenue growth rate of 3.9%. Profit-sharing contingent commissions and GSCs for the second quarter of 2019 increased by $8.3 million, or 50.1%, compared to the same period in 2018. The net increase of $8.3 million in the second quarter of 2019 was driven by a GSCs recorded in the National Programs Segment that will not recur in the future as the associated multi-year contract has ended, which was partially offset by lower profit-sharing contingent commissions driven by insurance carrier loss experience.
For the six months ended June 30, 2019, commissions and fees, including profit-sharing contingent commissions and GSCs, increased $218.0 million to $1,190.4 million, or 22.4%, over the same period in 2018. Core commissions and fees revenue for the six months ended June 30, 2019 increased $205.4 million: composed of (i) $180.9 million represented core commissions and fees from acquisitions that had no comparable revenues in the same period of 2018; (ii) approximately $27.4 million represented net new and renewal business; and (iii) an offsetting decrease of $2.9 million related to commissions and fees revenue from businesses divested in 2018 and 2019, which reflects an Organic Revenue growth rate of 2.9%. Profit-sharing contingent commissions and GSCs for the six months ended June 30, 2019 increased by $12.5 million, or 40.3%, compared to the same period in 2018. The net increase of $12.5 million in the first half of 2019 was driven primarily by a GSCc recorded in the National Programs Segment that will not recur in the future as the associated multi-year contract has ended, growth associated with acquisitions completed over the last 12 months.
Investment Income
Investment income for the three months ended June 30, 2019 increased $0.8 million, or 108.6%, over the same period in 2018. Investment income for the six months ended June 30, 2019 increased $1.3 million, or 95.6%, over the same period in 2018. The increase was primarily driven by higher interest rates and cash management activities to earn a higher yield on excess cash balances.
Other Income, net
Other income for the three months ended June 30, 2019 was $0.8 million, compared with $0.4 million in the same period in 2018. Other income consists primarily of legal settlements and other miscellaneous income.
Other income for the six months ended June 30, 2019 was $1.5 million, compared with $0.9 million in the same period in 2018. Other income consists primarily of legal settlements and other miscellaneous income.
Employee Compensation and Benefits
Employee compensation and benefits expense as a percentage of total revenues increased to 53.8% for the three months ended June 30, 2019, from 53.2% for the three months ended June 30, 2018. Employee compensation and benefits for the second quarter of 2019 increased approximately 22.9%, or $57.7 million, over the same period in 2018. This net increase included: (i) $41.1 million of compensation costs related to stand-alone acquisitions that had no comparable costs in the same period of 2018; (ii) an increase in staff salaries attributable to salary inflation; (iii) an increase in non-cash stock-based compensation expense due to the better-than-expected Company performance related to our equity compensation plan and teammate retention; (iv) increased producer commissions due to higher revenue; and (v) the increase in the value of deferred compensation liabilities driven by changes in the market prices of our employees' investment elections, which was substantially offset by other operating expenses.
Employee compensation and benefits expense as a percentage of total revenues increased to 53.8% for the six months ended June 30, 2019, from 53.6% for the six months ended June 30, 2018. Employee compensation and benefits for the first half of 2019 increased approximately 22.9%, or $119.6 million, over the same period in 2018. This net increase included: (i) $91.6 million of compensation costs related to stand-alone acquisitions that had no comparable costs in the same period of 2018; (ii) an increase in staff salaries attributable to salary inflation; (iii) an increase in non-cash stock-based compensation expense due to the better-than-expected Company performance related to our equity compensation plan and teammate retention; (iv) increased producer commissions due to higher revenue; and (v) the increase in the value of deferred compensation liabilities driven by changes in the market prices of our employees' investment elections, which was substantially offset by other operating expenses.

Other Operating Expenses
As a percentage of total revenues, other operating expenses were 17.0% in the second quarter of 2019, versus 17.7% reported in the second quarter of 2018. Other operating expenses for the second quarter of 2019 increased $14.4 million, or 17.2%, over the same period of 2018. The net increase included: (i) $13.7 million of costs related to stand-alone acquisitions that had no comparable costs in the same period of 2018; (ii) incremental one-time legal costs recorded in the second quarter of 2019; (iii) increased expenses associated with information technology items related to data processing and value-added consulting services; partially offset by (iv) the increase in the value of corporate-owned life insurance policies associated with our deferred compensation plan, which was substantially offset by employee compensation and benefits.
Other operating expenses represented 15.6% of total revenues for the six months ended June 30, 2019, versus 16.4% for the six months ended June 30, 2018. Other operating expenses for the first six months ended June 30, 2019 increased $26.8 million, or 16.8%, over the same period of 2018. The net increase included: (i) $32.2 million of compensation costs related to stand-alone acquisitions that had no comparable costs in the same period of 2018; (ii) incremental one-time legal costs recorded in the second quarter of 2019; (iii) increased expenses associated with information technology items related to data processing and value-added consulting services; partially offset by (iv) the increase in the value of corporate-owned life insurance policies associated with our deferred compensation plan, which was substantially offset by employee compensation and benefits.
(Gain)/Loss on Disposal
Gain on disposal for the second quarter of 2019 increased $0.8 million from the second quarter of 2018. Gain on disposal for the six months ended June 30, 2019 decreased $2.1 million from the six months ended June 30, 2018 when we had a gain of $2.4 million due to an earn-out related to a business we sold in 2015. Changes to the (gain)/loss on disposal are due to activity associated with book of business sales. Although we are not in the business of selling customer accounts or businesses, we periodically sell an office or a book of business (one or more customer accounts) because we believe doing so is in the Company’s best interest.
Amortization
Amortization expense for the second quarter of 2019 increased $5.2 million, or 24.9%, from the second quarter of 2018. Amortization expense for the six months ended June 30, 2019 increased $10.8 million, or 26.2%, from the six months ended June 30, 2018. These increases reflect the amortization of new intangibles from recently acquired businesses, partially offset by certain intangible assets becoming fully amortized.
Depreciation
Depreciation expense for the second quarter of 2019 increased $0.1 million, or 1.2%, compared to the second quarter of 2018. Depreciation expense for the six months ended June 30, 2019 increased $0.6 million, or 4.9%, compared to the same period of 2018. These increases were due primarily to the addition of fixed assets resulting from capital projects related to our multi-year technology investment program and other business initiatives, net additions of fixed assets resulting from recent acquisitions and partially offset by fixed assets which became fully depreciated.
Interest Expense
Interest expense for the second quarter of 2019 increased $6.2 million, or 62.1%, compared to the second quarter of 2018. Interest expense for the six months ended June 30, 2019 increased $11.8 million, or 59.7%, compared to the same period of 2018. These increases are primarily due to the incremental debt issued as a result of the Hays Companies acquisition as well as rise in interest rates associated with our outstanding floating rate debt balances.
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

As of June 30, 2019 and 2018, the fair values of the estimated acquisition earn-out payables were re-evaluated based upon projected operating results and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820-Fair Value Measurement. The resulting net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the three and six-month periods ended June 30, 2019 and 2018 were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Change in fair value of estimated acquisition earn-out payables	$(4,350)	$(189)	$(4,301)	$1,873
Interest expense accretion	1,490	608	2,651	1,012
Net change in earnings from estimated acquisition earn-out payables	$(2,860)	$419	$(1,650)	$2,885
For the three months ended June 30, 2019 and 2018, the fair value of estimated earn-out payables was re-evaluated and decreased by $4.4 million and by $0.2 million, respectively, which resulted in credits to the Condensed Consolidated Statements of Income. For the six months ended June 30, 2019 and 2018, the fair value of estimated earn-out payables was re-evaluated and decreased by $4.3 million and increased by $1.9 million, respectively, which resulted in credits and charges to the Condensed Consolidated Statements of Income, respectively.
As of June 30, 2019, estimated acquisition earn-out payables totaled $105.0 million, of which $12.8 million was recorded as accounts payable and $92.2 million was recorded as other non-current liabilities.
Income Taxes
The effective tax rate on income from operations for the three months ended June 30, 2019 and 2018 was 25.0% and 26.7%, respectively. The effective tax rate on income from operations for the six months ended June 30, 2019 and 2018 was 24.1% and 24.9%, respectively. These decreases were driven primarily by changes in our state tax footprint and corresponding apportionment.
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
The reconciliation of commissions and fees, included in the Condensed Consolidated Statements of Income, to Organic Revenue for the three months ended June 30, 2019 and 2018 is as follows:

	Three months ended June 30,
(in thousands)	2019	2018
Commissions and fees	$572,932	$472,068
Profit-sharing contingent commissions	(11,983)	(13,981)
Guaranteed supplemental commissions	(12,743)	(2,493)
Core commissions and fees	548,206	455,594
Acquisitions	(77,091)	—
Dispositions	—	(2,276)
Organic Revenue	$471,115	$453,318

The growth rates for Organic Revenue, a non-GAAP financial measure, for the three months ended June 30, 2019, by segment, are as follows:

2019	Retail(1)		National Programs		Wholesale Brokerage		Services		Total
(in thousands, except percentages)	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Commissions and fees	$309,822	$232,533	$131,424	$118,289	$80,923	$75,415	$50,763	$45,831	$572,932	$472,068
Total change	$77,289		$13,135		$5,508		$4,932		$100,864
Total growth %	33.2%		11.1%		7.3%		10.8%		21.4%
Profit-sharing contingent commissions	(6,659)	(6,469)	(4,093)	(5,521)	(1,231)	(1,991)	—	—	(11,983)	(13,981)
GSCs	(2,556)	(2,182)	(9,612)	(39)	(575)	(272)	—	—	(12,743)	(2,493)
Core commissions and fees	$300,607	$223,882	$117,719	$112,729	$79,117	$73,152	$50,763	$45,831	$548,206	$455,594
Acquisitions	(65,915)	—	(3,131)	—	(1,213)	—	(6,832)	—	(77,091)	—
Dispositions	—	(1,608)	—	(340)	—	(328)	—	—	—	(2,276)
Organic Revenue(2)	$234,692	$222,274	$114,588	$112,389	$77,904	$72,824	$43,931	$45,831	$471,115	$453,318
Organic Revenue growth(2)	$12,418		$2,199		$5,080		$(1,900)		$17,797
Organic Revenue growth %(2)	5.6%		2.0%		7.0%		(4.1)%		3.9%

(1)
The Retail Segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 12 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2)	A non-GAAP financial measure.

The reconciliation of commissions and fees, included in the Condensed Consolidated Statements of Income, to Organic Revenue for the three months ended June 30, 2018 and 2017 is as follows:

	Three months ended June 30,
(in thousands)	2018	2017
Commissions and fees	$472,068	$464,724
Profit-sharing contingent commissions	(13,981)	(11,855)
Guaranteed supplemental commissions	(2,493)	(2,978)
Core commissions and fees	455,594	449,891
New Revenue Standard impact on core commissions and fees	28,412	—
Acquisitions	(11,191)	—
Dispositions	—	(540)
Organic Revenue	$472,815	$449,351

The growth rates for Organic Revenue, a non-GAAP financial measure, for the three months ended June 30, 2018, by segment, are as follows:

2018	Retail(1)		National Programs		Wholesale Brokerage		Services		Total
(in thousands, except percentages)	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Commissions and fees	$232,533	$238,063	$118,289	$113,559	$75,415	$71,594	$45,831	$41,508	$472,068	$464,724
Total change	$(5,530)		$4,730		$3,821		$4,323		$7,344
Total growth %	(2.3)%		4.2%		5.3%		10.4%		1.6%
Profit-sharing contingent commissions	(6,469)	(1,419)	(5,521)	(8,576)	(1,991)	(1,860)	—	—	(13,981)	(11,855)
GSCs	(2,182)	(2,677)	(39)	—	(272)	(301)	—	—	(2,493)	(2,978)
Core commissions and fees	$223,882	$233,967	$112,729	$104,983	$73,152	$69,433	$45,831	$41,508	$455,594	$449,891
New Revenue Standard	29,510	—	20	—	239	—	(1,357)	—	28,412	—
Acquisition revenues	(9,916)	—	(1,008)	—	(267)	—	—	—	(11,191)	—
Divested business	—	(540)	—	—	—	—	—	—	—	(540)
Organic Revenue(2)	$243,476	$233,427	$111,741	$104,983	$73,124	$69,433	$44,474	$41,508	$472,815	$449,351
Organic Revenue growth(2)	$10,049		$6,758		$3,691		$2,966		$23,464
Organic Revenue growth %(2)	4.3%		6.4%		5.3%		7.1%		5.2%

(1)
The Retail Segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 12 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2)	A non-GAAP financial measure.
The reconciliation of commissions and fees, included in the Condensed Consolidated Statements of Income, to Organic Revenue for the six months ended June 30, 2019 and 2018 is as follows:

	Six months ended June 30,
(in thousands)	2019	2018
Commissions and fees	$1,190,395	$972,406
Profit-sharing contingent commissions	(27,305)	(25,665)
Guaranteed supplemental commissions	(16,378)	(5,473)
Core commissions and fees	1,146,712	941,268
Acquisitions	(180,907)	—
Dispositions	—	(2,848)
Organic Revenue	$965,805	$938,420

The growth rates for Organic Revenue, a non-GAAP financial measure, for the six months ended June 30, 2019, by segment, are as follows:

2019	Retail(1)		National Programs		Wholesale Brokerage		Services		Total
(in thousands, except percentages)	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Commissions and fees	$698,272	$510,628	$240,631	$230,621	$151,285	$141,333	$100,207	$89,824	$1,190,395	$972,406
Total change	$187,644		$10,010		$9,952		$10,383		$217,989
Total growth %	36.7%		4.3%		7.0%		11.6%		22.4%
Profit-sharing contingent commissions	(18,206)	(12,599)	(4,953)	(9,503)	(4,146)	(3,563)	—	—	(27,305)	(25,665)
GSCs	(5,796)	(4,704)	(9,616)	(54)	(966)	(715)	—	—	(16,378)	(5,473)
Core commissions and fees	$674,270	$493,325	$226,062	$221,064	$146,173	$137,055	$100,207	$89,824	$1,146,712	$941,268
Acquisitions	(160,496)	—	(5,720)	—	(2,612)	—	(12,079)	—	(180,907)	—
Dispositions	—	(1,742)	—	(453)	—	(653)	—	—	—	(2,848)
Organic Revenue(2)	$513,774	$491,583	$220,342	$220,611	$143,561	$136,402	$88,128	$89,824	$965,805	$938,420
Organic Revenue growth(2)	$22,191		$(269)		$7,159		$(1,696)		$27,385
Organic Revenue growth %(2)	4.5%		(0.1)%		5.2%		(1.9)%		2.9%

(1)
The Retail Segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 12 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2)	A non-GAAP financial measure.
The reconciliation of commissions and fees, included in the Condensed Consolidated Statements of Income, to Organic Revenue for the six months ended June 30, 2018 and 2017 is as follows:

	Six months ended June 30,
(in thousands)	2018	2017
Commissions and fees	$972,406	$909,290
Profit-sharing contingent commissions	(25,665)	(41,867)
Guaranteed supplemental commissions	(5,473)	(5,656)
Core commissions and fees	941,268	861,767
New Revenue Standard impact on core commissions and fees	(17,179)	—
Acquisitions	(16,552)	—
Dispositions	—	(970)
Organic Revenue	$907,537	$860,797

The growth rates for Organic Revenue, a non-GAAP financial measure, for the six months ended June 30, 2018, by segment, are as follows:

2018	Retail(1)		National Programs		Wholesale Brokerage		Services		Total
(in thousands, except percentages)	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Commissions and fees	$510,628	$477,118	$230,621	$214,639	$141,333	$136,779	$89,824	$80,754	$972,406	$909,290
Total change	$33,510		$15,982		$4,554		$9,070		$63,116
Total growth %	7.0%		7.4%		3.3%		11.2%		6.9%
Profit-sharing contingent commissions	(12,599)	(20,936)	(9,503)	(14,290)	(3,563)	(6,641)	—	—	(25,665)	(41,867)
GSCs	(4,704)	(4,945)	(54)	(3)	(715)	(708)	—	—	(5,473)	(5,656)
Core commissions and fees	$493,325	$451,237	$221,064	$200,346	$137,055	$129,430	$89,824	$80,754	$941,268	$861,767
New Revenue Standard	(14,378)		(86)		121		(2,836)		(17,179)
Acquisition revenues	(14,248)	—	(1,916)	—	(388)	—	—	—	(16,552)	—
Divested business	—	(971)	—	1	—	—	—	—	—	(970)
Organic Revenue(2)	$464,699	$450,266	$219,062	$200,347	$136,788	$129,430	$86,988	$80,754	$907,537	$860,797
Organic Revenue growth(2)	$14,433		$18,715		$7,358		$6,234		$46,740
Organic Revenue growth %(2)	3.2%		9.3%		5.7%		7.7%		5.4%

(1)
The Retail Segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 12 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2)	A non-GAAP financial measure.
The reconciliation of income before incomes taxes, included in the Condensed Consolidated Statement of Income, to EBITDAC, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a non-GAAP measure, for the three months ended June 30, 2019, is as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Income before income taxes	$44,217	$40,243	$22,944	$9,268	$6,850	$123,522
Income Before Income Taxes Margin	14.2%	30.5%	28.3%	18.2%	NMF	21.5%

Amortization	15,357	6,357	2,844	1,396	—	25,954
Depreciation	1,919	1,621	425	303	1,398	5,666
Interest	21,201	4,223	1,260	1,203	(11,594)	16,293
Change in estimated acquisition earn-out payables	(1,704)	(1,203)	(89)	136	—	(2,860)
EBITDAC	$80,990	$51,241	$27,384	$12,306	$(3,346)	$168,575
EBITDAC Margin	26.1%	38.9%	33.7%	24.2%	NMF	29.3%

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

NMF = Not a meaningful figure
The reconciliation of income before incomes taxes, included in the Condensed Consolidated Statement of Income, to EBITDAC, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a non-GAAP measure, for the six months ended June 30, 2019, is as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Income before income taxes	$138,058	$59,559	$38,513	$18,445	$17,467	$272,042
Income Before Income Taxes Margin	19.7%	24.7%	25.4%	18.4%	NMF	22.8%

Amortization	30,801	12,953	5,693	2,699	—	52,146
Depreciation	3,543	3,211	829	587	3,531	11,701
Interest	42,354	9,577	2,587	2,075	(25,102)	31,491
Change in estimated acquisition earn-out payables	(676)	(1,161)	(48)	235	—	(1,650)
EBITDAC	$214,080	$84,139	$47,574	$24,041	$(4,104)	$365,730
EBITDAC Margin	30.6%	34.9%	31.4%	24.0%	NMF	30.6%

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

NMF = Not a meaningful figure

Retail Segment
The Retail Segment provides a broad range of insurance products and services to commercial, public and quasi-public, professional and individual insured customers. Approximately 84% of the Retail Segment’s commissions and fees revenue is commission based. Because most of our other operating expenses are not correlated to changes in commissions on insurance premiums, a significant portion of any fluctuation in the commissions we receive, net of related producer compensation and cost to fulfill expense deferrals and releases as required by the New Revenue Standard, will result in a similar fluctuation in our income before income taxes, unless we make incremental investments or modifications to the costs in the organization.
Financial information relating to our Retail Segment for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three months ended June 30,			Six months ended June 30,
(in thousands, except percentages)	2019	2018	% Change	2019	2018	% Change
REVENUES
Core commissions and fees	$300,962	$224,320	34.2%	$674,814	$493,864	36.6%
Profit-sharing contingent commissions	6,659	6,469	2.9%	18,206	12,599	44.5%
Guaranteed supplemental commissions	2,556	2,182	17.1%	5,796	4,704	23.2%
Investment income	17	—	—%	17	1	NMF
Other income, net	544	346	57.2%	1,136	551	106.2%
Total revenues	310,738	233,317	33.2%	699,969	511,719	36.8%
EXPENSES
Employee compensation and benefits	175,407	126,865	38.3%	375,106	276,309	35.8%
Other operating expenses	55,357	42,659	29.8%	111,294	82,054	35.6%
(Gain)/loss on disposal	(1,016)	(240)	NMF	(511)	(187)	173.3%
Amortization	15,357	10,502	46.2%	30,801	20,744	48.5%
Depreciation	1,919	1,273	50.7%	3,543	2,510	41.2%
Interest	21,201	7,112	198.1%	42,354	13,909	NMF
Change in estimated acquisition earn-out payables	(1,704)	785	NMF	(676)	1,620	(141.7)%
Total expenses	266,521	188,956	41.0%	561,911	396,959	41.6%
Income before income taxes	$44,217	$44,361	(0.3)%	$138,058	$114,760	20.3%
Income Before Income Taxes Margin (1)	14.2%	19.0%		19.7%	22.4%
EBITDAC (2)	$80,990	$64,033	26.5%	$214,080	$153,543	39.4%
EBITDAC Margin (2)	26.1%	27.4%		30.6%	30.0%
Organic Revenue growth rate (2)	5.6%	4.3%		4.5%	3.2%
Employee compensation and benefits relative to total revenues	56.4%	54.4%		53.6%	54.0%
Other operating expenses relative to total revenues	17.8%	18.3%		15.9%	16.0%
Capital expenditures	$2,408	$1,954	23.2%	$5,544	$4,361	27.1%
Total assets at June 30				$5,925,156	$4,668,251	26.9%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues
(2) A non-GAAP financial measure
NMF = Not a meaningful figure
 The Retail Segment’s total revenues during the three months ended June 30, 2019 increased 33.2%, or $77.4 million, from the same period in 2018, to $310.7 million. The $76.6 million increase in core commissions and fees revenue was driven by: (i) approximately $65.9 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2018; (ii) an increase of $12.3 million related to net new and renewal business; and (iii) an offsetting decrease of $1.6 million related to commissions and fees recorded in 2018 from businesses since divested. Profit-sharing contingent commissions and GSCs for the second quarter of 2019 increased 6.5%, or $0.6 million, from the same period in 2018, to $9.2 million. The Retail Segment’s total commissions and fees increased by 33.2%, and the Organic Revenue growth rate was 5.6% for the second quarter of 2019. The Organic Revenue growth rate was driven by revenue from net new business written during the preceding 12 months. Net new business was impacted by rate increases in most lines of business with continued increases in commercial auto rates and employee benefits, partially offset by continued premium rate reductions in workers compensation. Organic Revenue growth was realized in all lines of business.
Income before income taxes for the three months ended June 30, 2019 decreased 0.3%, or $0.1 million, from the same period in 2018, to $44.2 million. The primary factors affecting this were: (i) the profit associated with the net increase in revenue as described above, which was offset by (ii) an increase in intercompany interest charges and amortization associated with new acquisitions.
EBITDAC for the three months ended June 30, 2019 increased 26.5%, or $17.0 million, from the same period in 2018, to $81.0 million. EBITDAC Margin for the three months ended June 30, 2019 decreased to 26.1% from 27.4% in the same period in 2018. The decrease in EBITDAC Margin was driven by: (i) the acquisition of the Hays Companies which had a lower margin than the segmental average due to seasonality of renewals in this business; which offset (ii) the net Organic Revenue increase; (iii) higher profit-sharing contingent commissions and GSCs; (iv) leveraging of the segment’s cost base and (v) realizing some benefits from previous investments.
The Retail Segment’s total revenues during the six months ended June 30, 2019 increased 36.8%, or $188.3 million, from the same period in 2018, to $700.0 million. The $181.0 million increase in core commissions and fees revenue was driven by: (i) approximately $160.5 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2018; (ii) an increase of $22.2 million related to net new and renewal business; and (iii) an offsetting decrease of $1.7 million related to commissions and fees recorded in 2018 from businesses since divested. Profit-sharing contingent commissions and GSCs for the first six months of 2019 increased 38.7%, or $6.7 million, from the same period in 2018, to $24.0 million. The Retail Segment’s total commissions and fees increased by 36.7%, and the Organic Revenue growth rate was 4.5% for the first six months of 2019. The Organic Revenue growth rate was driven by revenue from net new business written during the preceding 12 months and growth on renewals of existing customers. New business was impacted by rate increases in most lines of business with continued increases in commercial auto rates and employee benefits, partially offset by continued premium rate reductions in workers compensation. Organic Revenue growth was driven by most lines of business.
Income before income taxes for the six months ended June 30, 2019 increased 20.3%, or $23.3 million, from the same period in 2018, to $138.1 million. The primary factors affecting this increase were: (i) the profit associated with the net increase in revenue as described above, offset by (ii) an increase in intercompany interest charges and amortization associated with new acquisitions.
EBITDAC for the six months ended June 30, 2019 increased 39.4%, or $60.5 million, from the same period in 2018, to $214.1 million. EBITDAC Margin for the six months ended June 30, 2019 increased to 30.6% from 30.0% in the same period in 2018. The increase in EBITDAC Margin was primarily driven by: (i) the net increase in revenue of $188.3 million; (ii) higher profit-sharing contingent commissions and GSCs; and (iii) leveraging of the segment’s cost base and realizing some benefits from previous investments.

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
Financial information relating to our National Programs Segment for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three months ended June 30,			Six months ended June 30,
(in thousands, except percentages)	2019	2018	% Change	2019	2018	% Change
REVENUES
Core commissions and fees	$117,719	$112,729	4.4%	$226,062	$221,064	2.3%
Profit-sharing contingent commissions	4,093	5,521	(25.9)%	4,953	9,503	(47.9)%
Guaranteed supplemental commissions	9,612	39	NMF	9,616	54	NMF
Investment income	380	132	187.9%	696	246	182.9%
Other income, net	13	19	(31.6)%	50	48	4.2%
Total revenues	131,817	118,440	11.3%	241,377	230,915	4.5%
EXPENSES
Employee compensation and benefits	54,053	54,112	(0.1)%	106,797	107,647	(0.8)%
Other operating expenses	26,523	25,769	2.9%	50,441	48,657	3.7%
(Gain)/loss on disposal	—	—	—%	—	—	—%
Amortization	6,357	6,324	0.5%	12,953	12,647	2.4%
Depreciation	1,621	1,354	19.7%	3,211	2,741	17.1%
Interest	4,223	6,376	(33.8)%	9,577	13,872	(31.0)%
Change in estimated acquisition earn-out payables	(1,203)	181	NMF	(1,161)	249	NMF
Total expenses	91,574	94,116	(2.7)%	181,818	185,813	(2.2)%
Income before income taxes	$40,243	$24,324	65.4%	$59,559	$45,102	32.1%
Income Before Income Taxes Margin (1)	30.5%	20.5%		24.7%	19.5%
EBITDAC (2)	51,241	38,559	32.9%	$84,139	$74,611	12.8%
EBITDAC Margin (2)	38.9%	32.6%		34.9%	32.3%
Organic Revenue growth rate (2)	2.0%	6.4%		(0.1)%	9.3%
Employee compensation and benefits relative to total revenues	41.0%	45.7%		44.2%	46.6%
Other operating expenses relative to total revenues	20.1%	21.8%		20.9%	21.1%
Capital expenditures	$1,942	$2,215	(12.3)%	$6,510	$4,893	33.0%
Total assets at June 30				$2,981,933	$2,844,485	4.8%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues
(2) A non-GAAP financial measure.
NMF = Not a meaningful figure
The National Programs Segment’s total revenue for the three months ended June 30, 2019 increased 11.3%, or $13.4 million, from the same period in 2018, to $131.8 million. The $5.0 million increase in core commissions and fees revenue was driven by: (i) approximately $3.1 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2018; (ii) $2.2 million related to net new and renewal business; and (iii) an offsetting decrease of $0.3 million related to commissions and fees recorded in 2018 from businesses since divested. Profit-sharing contingent commissions and GSCs were $13.7 million for the second quarter of 2019, which was an increase of $8.1 million from the second quarter of 2018, primarily driven by a one-time GSC received by one of our programs associated with completion of a multi-year agreement.
The National Programs Segment’s total commissions and fees increased by 11.1%, and the Organic Revenue growth rate was 2.0%, for the three months ended June 30, 2019. The Organic Revenue growth rate increase was driven by many of our programs, including commercial and residential earthquake, lender placement and all-risk.
Income before income taxes for the three months ended June 30, 2019 increased 65.4%, or $15.9 million, from the same period in 2018, to $40.2 million. Income before income taxes increased greater than growth in total revenues due to lower intercompany interest expense and EBITDAC Margin expansion.
EBITDAC for the three months ended June 30, 2019 increased 32.9%, or $12.7 million, from the same period in 2018, to $51.2 million. EBITDAC Margin for the three months ended June 30, 2019 increased to 38.9% from 32.6% in the same period in 2018. The increase in EBITDAC Margin was related to higher GSCs, increased organic growth and leveraging of our expense base.
The National Programs Segment’s total revenue for the six months ended June 30, 2019 increased 4.5%, or $10.5 million, from the same period in 2018, to $241.4 million. The $5.0 million increase in core commissions and fees revenue was driven by: (i) approximately $5.7 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2018; (ii) an offsetting decrease of $0.5 million related to commissions and fees recorded in 2018 from businesses since divested; and (iii) a decrease of $0.3 million related to net new and renewal business. Profit-sharing contingent commissions and GSCs were $14.6 million for the first six months of 2019, which was an increase of $5.0 million from the same period in 2018, primarily driven by a one-time GSC received by one of our programs, partially offset by lower profit-sharing contingent commission due to loss development from weather-related events.
The National Programs Segment’s total commissions and fees increased by 4.3%, and Organic Revenue declined 0.1%, for the six months ended June 30, 2019. The Organic Revenue decline was primarily due to lower flood claims processing revenues as compared to the first six months of 2018, as well as a decline in our non-standard auto program as they transition carriers.
Income before income taxes for the six months ended June 30, 2019 increased 32.1%, or $14.5 million, from the same period in 2018, to $59.6 million. The increase was due to a one-time GSC received by one of our programs along with lower intercompany interest expense.
EBITDAC for the six months ended June 30, 2019 increased 12.8%, or $9.5 million, from the same period in 2018, to $84.1 million. EBITDAC Margin for the six months ended June 30, 2019 increased to 34.9% from 32.3% in the same period in 2018. The increase in EBITDAC Margin was driven by the net increase in profit-sharing contingent commissions and GSCs, primarily from a one-time GSC received by one of our programs, and leveraging of our expense base.

Wholesale Brokerage Segment
The Wholesale Brokerage Segment markets and sells excess and surplus commercial and personal lines insurance, primarily through independent agents and brokers, including Brown & Brown retail agents. Like the Retail and National Programs Segments, the Wholesale Brokerage Segment’s revenues are primarily commission based.
Financial information relating to our Wholesale Brokerage Segment for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three months ended June 30,			Six months ended June 30,
(in thousands, except percentages)	2019	2018	% Change	2019	2018	% Change
REVENUES
Core commissions and fees	$79,117	$73,152	8.2%	$146,173	$137,055	6.7%
Profit-sharing contingent commissions	1,231	1,991	(38.2)%	4,146	3,563	16.4%
Guaranteed supplemental commissions	575	272	111.4%	966	715	35.1%
Investment income	43	81	(46.9)%	83	81	2.5%
Other income, net	205	72	184.7%	312	302	3.3%
Total revenues	81,171	75,568	7.4%	151,680	141,716	7.0%
EXPENSES
Employee compensation and benefits	40,817	38,340	6.5%	78,327	74,958	4.5%
Other operating expenses	12,970	12,609	2.9%	25,779	24,494	5.2%
(Gain)/loss on disposal	—	—	—%	—	—	—%
Amortization	2,844	2,822	0.8%	5,693	5,659	0.6%
Depreciation	425	426	(0.2)%	829	853	(2.8)%
Interest	1,260	1,371	(8.1)%	2,587	2,806	(7.8)%
Change in estimated acquisition earn-out payables	(89)	(547)	(83.7)%	(48)	1,016	(104.7)%
Total expenses	58,227	55,021	5.8%	113,167	109,786	3.1%
Income before income taxes	$22,944	$20,547	11.7%	$38,513	$31,930	20.6%
Income Before Income Taxes Margin (1)	28.3%	27.2%		25.4%	22.5%
EBITDAC (2)	27,384	24,619	11.2%	$47,574	$42,264	12.6%
EBITDAC Margin (2)	33.7%	32.6%		31.4%	29.8%
Organic Revenue growth rate (2)	7.0%	5.3%		5.2%	5.7%
Employee compensation and benefits relative to total revenues	50.3%	50.7%		51.6%	52.9%
Other operating expenses relative to total revenues	16.0%	16.7%		17.0%	17.3%
Capital expenditures	$513	$447	14.8%	$1,702	$867	96.3%
Total assets at June 30				$1,352,659	$1,267,207	6.7%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues
(2) A non-GAAP financial measure
NMF = Not a meaningful figure
The Wholesale Brokerage Segment’s total revenues for the three months ended June 30, 2019 increased 7.4%, or $5.6 million, from the same period in 2018, to $81.2 million. The $6.0 million net increase in core commissions and fees revenue was driven primarily by: (i) $5.1 million related to net new and renewal business; (ii) $1.2 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2018; and (iii) an offsetting $0.3 million decrease related to commissions and fees recorded in 2018 from businesses since divested. Profit-sharing contingent commissions and GSCs for the second quarter of 2019 decreased approximately $0.5 million compared to the second quarter of 2018. The Wholesale Brokerage Segment’s growth rate for total commissions and fees was 7.3%, and the Organic Revenue growth rate was 7.0% for the second quarter of 2019. The Organic Revenue growth rate was driven by net new business, some rate increases for coastal property accounts and casualty business, with modest increases in exposure units, and to a lesser extent the timing of renewals for certain accounts that renewed in the first quarter of the prior year, but renewed in the second quarter of the current year.

Income before income taxes for the three months ended June 30, 2019 increased 11.7%, or $2.4 million from the same period in 2018, to $22.9 million. The increase was due to (i) higher Organic Revenue growth; (ii) slightly lower profit-sharing contingent commissions; and (iii) leveraging our expense base.
EBITDAC for the three months ended June 30, 2019 increased 11.2%, or $2.8 million from the same period in 2018, to $27.4 million. EBITDAC Margin for the three months ended June 30, 2019 increased to 33.7% from 32.6% in the same period in 2018. The increase was due to (i) the profit from increased core commissions and fees of $6.0 million; partially offset by (ii) higher Organic Revenue growth; (iii) slightly lower profit-sharing contingent commissions; and (iv) leveraging our expense base.
The Wholesale Brokerage Segment’s total revenues for the six months ended June 30, 2019 increased 7.0%, or $10.0 million, from the same period in 2018, to $151.7 million. The $9.1 million net increase in core commissions and fees revenue was driven primarily by: (i) $7.2 million related to net new and renewal business; (ii) $2.6 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2018; and (iii) an offsetting $0.7 million decrease related to commissions and fees recorded in 2018 from businesses since divested. Profit-sharing contingent commissions and GSCs for the first six months of 2019 increased approximately $0.8 million compared to the same period of 2018. The Wholesale Brokerage Segment’s growth rate for total commissions and fees was 7.0%, and the Organic Revenue growth rate was 5.2% for the first six months of 2019. The Organic Revenue growth rate was driven by net new business, and some rate increases for coastal property accounts and casualty business, with modest increases in exposure units.
Income before income taxes for the six months ended June 30, 2019 increased 20.6%, or $6.6 million from the same period in 2018, to $38.5 million. The increase was due to (i) higher Organic Revenue growth; (ii) slightly higher profit-sharing contingent commissions and GSCs; and (iii) leveraging our expense base; offset by (iv) change in estimated acquisition earn-out payables.
EBITDAC for the six months ended June 30, 2019 increased 12.6%, or $5.3 million from the same period in 2018, to $47.6 million. EBITDAC Margin for the six months ended June 30, 2019 increased to 31.4% from 29.8% in the same period in 2018. The increase was due to (i) higher Organic Revenue growth; (ii) slightly higher profit-sharing contingent commissions and GSCs; and (iii) leveraging our expense base.

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
Financial information relating to our Services Segment for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three months ended June 30,			Six months ended June 30,
(in thousands, except percentages)	2019	2018	% Change	2019	2018	% Change
REVENUES
Core commissions and fees	$50,763	$45,831	10.8%	$100,207	$89,824	11.6%
Profit-sharing contingent commissions	—	—	—%	—	—	—%
Guaranteed supplemental commissions	—	—	—%	—	—	—%
Investment income	34	36	(5.6)%	82	109	(24.8)%
Other income, net	—	—	—%	—	—	—%
Total revenues	50,797	45,867	10.7%	100,289	89,933	11.5%
EXPENSES
Employee compensation and benefits	23,381	20,834	12.2%	45,808	41,353	10.8%
Other operating expenses	15,110	14,839	1.8%	30,440	29,901	1.8%
(Gain)/loss on disposal	—	10	(100.0)%	—	(2,463)	(100.0)%
Amortization	1,396	1,137	22.8%	2,699	2,274	18.7%
Depreciation	303	379	(20.1)%	587	790	(25.7)%
Interest	1,203	583	106.3%	2,075	1,177	76.3%
Change in estimated acquisition earn-out payables	136	—	—%	235	—	—%
Total expenses	41,529	37,782	9.9%	81,844	73,032	12.1%
Income before income taxes	$9,268	$8,085	14.6%	$18,445	$16,901	9.1%
Income Before Income Taxes Margin (1)	18.2%	17.6%		18.4%	18.8%
EBITDAC (2)	12,306	10,184	20.8%	$24,041	$21,142	13.7%
EBITDAC Margin (2)	24.2%	22.2%		24.0%	23.5%
Organic Revenue growth rate (2)	(4.1)%	7.1%		(1.9)%	7.7%
Employee compensation and benefits relative to total revenues	46.0%	45.4%		45.7%	46.0%
Other operating expenses relative to total revenues	29.7%	32.4%		30.4%	33.2%
Capital expenditures	$222	$147	51.0%	$331	$432	(23.4)%
Total assets at June 30				$466,162	$419,876	11.0%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues
(2) A non-GAAP financial measure
NMF = Not a meaningful figure
The Services Segment’s total revenues for the three months ended June 30, 2019 increased 10.7%, or $4.9 million, over the same period in 2018, to $50.8 million. The $4.9 million net increase in core commissions and fees revenue was driven primarily by: (i) $6.8 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2018; and (ii) an offsetting decrease of $1.9 million related to net new and renewal business. The Services Segment’s growth rate for total commissions and fees was 10.8%, and Organic Revenue declined 4.1% for the second quarter of 2019. The Organic Revenue decline was impacted by lower claims in our Social Security advocacy business, resulting from previous completion of advocacy work on a book of business, which offset Organic Revenue growth in most other businesses.

Income before income taxes for the three months ended June 30, 2019 increased 14.6%, or $1.2 million, from the same period in 2018, to $9.3 million as a result of the mix of business growth and the management of expenses partially offset by higher intercompany interest charges associated with recent acquisitions.
EBITDAC for the three months ended June 30, 2019 increased 20.8%, or $2.1 million, from the same period in 2018, to $12.3 million. EBITDAC Margin for the three months ended June 30, 2019 increased to 24.2% from 22.2% in the same period in 2018. The increase in EBITDAC Margin was driven by business mix, management of expenses and leveraging revenue growth.
The Services Segment’s total revenues for the six months ended June 30, 2019 increased 11.5%, or $10.4 million, over the same period in 2018, to $100.3 million. The $10.4 million net increase in core commissions and fees revenue was driven primarily by: (i) $12.1 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2018; and (ii) an offsetting decrease of $1.7 million related to net new and renewal business. The Services Segment’s growth rate for total commissions and fees was 11.6%, and Organic Revenue declined 1.9% for the first six months of 2019. The Organic Revenue decline was impacted due to lower claims in our Social Security advocacy business, resulting from previous completion of advocacy work on a book of business, which offset Organic Revenue growth in most other businesses.
Income before income taxes for the six months ended June 30, 2019 increased 9.1%, or $1.5 million, from the same period in 2018, to $18.4 million as a result of the growth in total revenue and the leveraging of our expense base, partially offset by a gain on disposal recorded in the prior year and higher intercompany interest charges associated with acquisitions.
EBITDAC for the six months ended June 30, 2019 increased 13.7%, or $2.9 million, from the same period in 2018, to $24.0 million. EBITDAC Margin for the six months ended June 30, 2019 increased to 24.0% from 23.5% in the same period in 2018. The increase in EBITDAC Margin was driven by the management of expenses and leveraging revenue growth and partially offset by a gain on disposal recorded in the prior year.
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
Contractual Cash Obligations
As of June 30, 2019, our contractual cash obligations were as follows:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$1,492,500	$55,000	$362,500	$225,000	$850,000
Other liabilities(1)	64,630	3,589	4,350	3,877	52,814
Operating leases	236,400	45,347	80,671	53,710	56,672
Interest obligations	342,402	61,885	116,815	85,171	78,531
Unrecognized tax benefits	1,824	—	1,824	—	—
Maximum future acquisition contingency payments(2)	224,141	30,690	182,786	10,665	—
Total contractual cash obligations	$2,361,897	$196,511	$748,946	$378,423	$1,038,017

(1)	Includes the current portion of other long-term liabilities.

(2)	Includes $105.0 million of current and non-current estimated earn-out payables.

Debt
Total debt at June 30, 2019 was $1,481.8 million net of unamortized discount and debt issuance costs, which was a decrease of $25.2 million compared to December 31, 2018. The decrease includes the repayment of the principal balance of $22.5 million for scheduled principal amortization balances related to our various existing floating rate debt term notes, as well as an additional contra liability for discount to par and aggregate debt issuance costs in total of $3.7 million related to the issuance of the Company's 4.500% Senior Notes due 2029 as of June 30, 2019, net of the amortization of discounted debt related to our various unsecured Senior Notes, and debt issuance cost amortization of $1.0 million.
On March 11, 2019, the Company completed the issuance of $350.0 million aggregate principal amount of the Company's 4.500% Senior Notes due 2029. The Senior Notes were given investment grade ratings of BBB-/Baa3 with a stable outlook. The notes are subject to certain covenant restrictions which are customary for credit-rated obligations. At the time of funding, the proceeds were offered at a discount of the original note amount which also excluded an underwriting fee discount. The net proceeds received from the issuance were used to repay a portion of the outstanding balance of $350.0 million on the Revolving Credit Facility, utilized in connection with financing related to the Hays Companies acquisition, and for other general corporate purposes. As of June 30, 2019, there was an outstanding debt balance of $350.0 million exclusive of the associated discount balance.
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
Our invested assets are held primarily as cash and cash equivalents, restricted cash, available-for-sale marketable debt securities, non-marketable debt securities, certificates of deposit, U.S. treasury securities, and professionally managed short duration fixed income funds. These investments are subject to interest rate risk. The fair values of our invested assets at June 30, 2019 and December 31, 2018, approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.
We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date.
As of June 30, 2019, we had $642.5 million of borrowings outstanding under our various term loans, which bear interest on a floating basis tied to the London Interbank Offered Rate (“LIBOR”) and therefore can result in changes to our associated interest expense. The effect of an immediate hypothetical 10% change in interest rates would not have a material effect on our Condensed Consolidated Financial Statements.
We are subject to exchange rate risk primarily in our U.K.-based wholesale brokerage business that has a cost base principally denominated in British pounds and a revenue base in several other currencies, but principally in U.S. dollars. Based upon our foreign currency rate exposure as of June 30, 2019, an immediate 10% hypothetical change of foreign currency exchange rates would not have a material effect on our Condensed Consolidated Financial Statements.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation (the “Evaluation”) required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of June 30, 2019. Based upon the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Controls
There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
PART II
ITEM 1. Legal Proceedings
In Item 3 of Part I of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2018, certain information concerning litigation claims arising in the ordinary course of business was disclosed. Such information was current as of the date of filing. During the Company’s fiscal quarter ended June 30, 2019, no new legal proceedings, or material developments with respect to existing legal proceedings, occurred which require disclosure in this Quarterly Report on Form 10-Q.
ITEM 1A. Risk Factors
There were no material changes in the risk factors previously disclosed in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our repurchase of shares of our common stock during the three months ended June 30, 2019:

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum value that may yet be purchased under the plans or programs(3)
April 1, 2019 to April 30, 2019	533	$30.93	—	$147,453,029
May 1, 2019 to May 31, 2019	566,986	35.30	566,599	499,953,029
June 1, 2019 to June 30, 2019	983	32.59	—	499,953,029
Total	568,502	$35.29	566,599	$499,953,029

(1)
We purchased 568,502 shares during the quarter ended June 30, 2019, of which 566,599 shares were purchased as part of finalizing a publicly announced accelerated share repurchase agreement ("ASR") as authorized by our Board of Directors, as described below, and 1,903 shares were acquired from our employees to cover required tax withholdings on the vesting of shares in our equity compensation plans.

(2)
On December 12, 2018, the Company entered into an ASR with an investment bank to purchase an aggregate $100.0 million of the Company's common stock. The Company received an initial delivery of 2,910,150 shares of the Company's common stock with a fair market value of approximately $80 million in December 2018. On May 17, 2019, this agreement was completed with the delivery of 566,599 shares of the Company's common stock. This ASR was authorized under the Board of Directors July 21, 2014 approval of the repurchase of up to $200.0 million of the Company’s outstanding common stock and July 20, 2015 approval of the repurchase of up to an additional $400.0 million of the Company's outstanding common stock.

(3)
On May 1, 2019, the Board of Directors approved an additional repurchase authorization amount of $372.5 million to bring the total available share repurchase authorization to approximately $500.0 million. Between the first quarter of 2014 and June 30, 2019, the Company repurchased a total of approximately 14.4 million shares for an aggregate cost of approximately $497.5 million.

ITEM 6. Exhibits
The following exhibits are filed as a part of this Report:

3.1
Articles of Amendment to the Articles of Incorporation (adopted February 26, 2018) (incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 29, 2018),  Articles of Amendment to Articles of Incorporation (adopted April 24, 2003) (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 2003) and Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3a to Form 10-Q for the quarter ended March 31, 1999).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on October 12, 2016).

10.1*	Registrant's 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 3, 2019).

10.2*	Registrant's 2008 Sharesave Plan (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-231467 on Form S-8 filed on May 14, 2019).

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
* Management Contract or Compensatory Plan or Arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN & BROWN, INC.

/s/ R. Andrew Watts
Date: July 30, 2019	R. Andrew Watts
Executive Vice President, Chief Financial Officer and Treasurer
(duly authorized officer, principal financial officer and principal accounting officer)