Form 10-Q
period 2019-09-30
BROWN & BROWN, INC.
filed 2019-10-30
CIK 79282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

The number of shares of the Registrant’s common stock, $0.10 par value, outstanding as of October 28, 2019 was 281,746,279 .

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

•	Our ability to attract and retain key employees and clients and attract new business;
•	Our ability to maintain our corporate culture;
•	The timing or ability to carry out share repurchases;
•	The timing or ability to carry out refinancing or take other steps to manage our capital and the limitations in our long-term debt agreements that may restrict our ability to take these actions;
•	Fluctuations in our earnings as a result of potential changes to our valuation allowance(s) on our deferred taxes;
•	Any fluctuations in exchange and interest rates that could affect expenses and revenue;
•	The potential costs and difficulties in complying with a wide variety of laws and regulations and any related changes;
•	Changes in the tax or accounting policies or treatment of our operations and fluctuations in our tax rate;
•	Any potential impact of U.S. healthcare or National Flood Insurance Program legislation;
•	The impact of federal and state income tax reform;

•	The possibility of future federal government shutdowns;
•	Uncertainties in U.S. administrative policy regarding trade agreements and international trade relations;
•	Exposure to potential liabilities arising from errors and omissions and other potential claims against us;
•	The interruption or loss of our information processing systems or failure to maintain secure information systems and other factors that the Company may not have currently identified or quantified; and
•	Other risks and uncertainties as may be detailed from time to time in our public announcements and Securities and Exchange Commission (“SEC”) filings.

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

PART I — FINANCIAL INFORMATION

ITEM 1 — Financial Statements (Unaudited)

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018
REVENUES
Commissions and fees	$617,363	$529,813	$1,807,758	$1,502,219
Investment income	1,668	719	4,274	2,051
Other income, net	(348)	318	1,150	1,228
Total revenues	618,683	530,850	1,813,182	1,505,498
EXPENSES
Employee compensation and benefits	331,120	268,045	973,567	790,902
Other operating expenses	96,409	83,697	283,242	243,704
(Gain)/loss on disposal	(3,815)	1,106	(4,326)	(1,544)
Amortization	26,272	21,637	78,418	62,961
Depreciation	5,815	5,259	17,516	16,410
Interest	16,314	8,963	47,805	28,686
Change in estimated acquisition earn-out payables	(5,270)	(357)	(6,920)	2,528
Total expenses	466,845	388,350	1,389,302	1,143,647
Income before income taxes	151,838	142,500	423,880	361,851
Income taxes	36,332	36,447	101,885	91,048
Net income	$115,506	$106,053	$321,995	$270,803
Net income per share:
Basic	$0.41	$0.38	$1.14	$0.98
Diluted	$0.41	$0.38	$1.14	$0.96
Dividends declared per share	$0.080	$0.075	$0.240	$0.225

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except per share data)	September 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$497,510	$438,961
Restricted cash and investments	377,085	338,635
Short-term investments	9,935	12,868
Premiums, commissions and fees receivable	895,612	844,815
Reinsurance recoverable	309,787	65,396
Prepaid reinsurance premiums	383,565	337,920
Other current assets	133,443	128,716
Total current assets	2,606,937	2,167,311
Fixed assets, net	128,889	100,395
Operating lease assets	193,419	—
Goodwill	3,702,265	3,432,786
Amortizable intangible assets, net	923,418	898,807
Investments	28,137	17,394
Other assets	97,599	71,975
Total assets	$7,680,664	$6,688,668
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Premiums payable to insurance companies	$906,136	$857,559
Losses and loss adjustment reserve	309,787	65,212
Unearned premiums	383,565	337,920
Premium deposits and credits due customers	118,350	105,640
Accounts payable	103,920	87,345
Accrued expenses and other liabilities	272,166	279,310
Current portion of long-term debt	55,000	50,000
Total current liabilities	2,148,924	1,782,986
Long-term debt less unamortized discount and debt issuance costs	1,513,560	1,456,990
Operating lease liabilities	177,097	—
Deferred income taxes, net	322,024	315,732
Other liabilities	204,536	132,392
Shareholders’ Equity:
Common stock, par value $0.10 per share; authorized 560,000 shares; issued 297,136 shares and outstanding 282,498 shares at 2019, issued 293,380 shares and outstanding 279,583 shares at 2018 - in thousands.	29,714	29,338
Additional paid-in capital	703,949	615,180
Treasury stock, at cost at 14,638 shares at 2019 and 13,797 shares at 2018, respectively - in thousands	(507,314)	(477,572)
Retained earnings	3,088,174	2,833,622
Total shareholders’ equity	3,314,523	3,000,568
Total liabilities and shareholders’ equity	$7,680,664	$6,688,668

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Common Stock
(in thousands, except per share data)	Shares	Par Value	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total
Balance at December 31, 2018	293,380	$29,338	$615,180	$(477,572)	$2,833,622	$3,000,568
Net income					113,896	113,896
Net unrealized holding (loss) gain on available-for- sale securities			106			106
Common stock issued for employee stock benefit plans	2,465	246	5,963			6,209
Cash dividends paid ($0.080 per share)					(22,348)	(22,348)
Balance at March 31, 2019	295,845	29,584	621,249	(477,572)	2,925,170	3,098,431
Net income					92,593	92,593
Net unrealized holding (loss) gain on available-for- sale securities			205		(24)	181
Common stock issued for employee stock benefit plans	(54)	(5)	11,084			11,079
Purchase of treasury stock			20,000	(20,000)		—
Common stock issued to directors	28	3	877			880
Cash dividends paid ($0.080 per share)					(22,533)	(22,533)
Balance at June 30, 2019	295,819	29,582	653,415	(497,572)	2,995,206	3,180,631
Net income					115,506	115,506
Net unrealized holding (loss) gain on available-for- sale securities			8		13	21
Common stock issued for employee stock benefit plans	748	75	30,583			30,658
Common stock issued for agency acquisitions	569	57	19,943			20,000
Purchase of treasury stock				(9,742)		(9,742)
Cash dividends paid ($0.080 per share)					(22,551)	(22,551)
Balance at September 30, 2019	297,136	29,714	703,949	(507,314)	3,088,174	3,314,523

Balance at December 31, 2017	286,895	28,689	483,733	(386,322)	2,456,599	2,582,699
Adoption of Topic 606 at January 1, 2018					117,515	117,515
Beginning balance after adoption of Topic 606	286,895	28,689	483,733	(386,322)	2,574,114	2,700,214
Net income					90,828	90,828
Net unrealized holding (loss) gain on available-for- sale securities			(77)		(55)	(132)
Common stock issued for employee stock benefit plans	53	6	(327)			(321)
Purchase of treasury stock			11,250	(11,250)		—
Common stock issued to directors	13	1	699			700
Cash dividends paid ($0.075 per share)					(20,696)	(20,696)
Balance at March 31, 2018	286,961	28,696	495,278	(397,572)	2,644,191	2,770,593
Net income					73,922	73,922
Net unrealized holding (loss) gain on available-for- sale securities			(27)		(2)	(29)
Common stock issued for employee stock benefit plans	123	12	7,699			7,711
Cash dividends paid ($0.075 per share)					(20,715)	(20,715)
Balance at June 30, 2018	287,084	28,708	502,950	(397,572)	2,697,396	2,831,482
Net income					106,053	106,053
Net unrealized holding (loss) gain on available-for- sale securities			(68)			(68)
Common stock issued for employee stock benefit plans	3,025	303	22,583			22,886
Cash dividends paid ($0.075 per share)					(20,945)	(20,945)
Balance at September 30, 2018	290,109	$29,011	$525,465	$(397,572)	$2,782,504	$2,939,408

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
(in thousands)	2019	2018
Cash flows from operating activities:
Net income	$321,995	$270,803
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	78,418	62,961
Depreciation	17,516	16,410
Non-cash stock-based compensation	34,679	23,522
Change in estimated acquisition earn-out payables	(6,920)	2,528
Deferred income taxes	6,172	(16,416)
Amortization of debt discount and disposal of deferred financing costs	1,521	1,220
Accretion (amortization) of discounts and premiums, investment	(11)	(4)
Net gain/(loss) on sales of investments, fixed assets and customer accounts	(4,108)	(1,259)
Payments on acquisition earn-outs in excess of original estimated payables	(351)	(11,775)
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Premiums, commissions and fees receivable (increase) decrease	(41,078)	(24,560)
Reinsurance recoverables (increase) decrease	(244,391)	379,304
Prepaid reinsurance premiums (increase) decrease	(45,645)	(23,938)
Other assets (increase) decrease	(23,105)	(9,052)
Premiums payable to insurance companies increase (decrease)	43,055	19,179
Premium deposits and credits due customers increase (decrease)	12,335	16,089
Losses and loss adjustment reserve increase (decrease)	244,575	(378,246)
Unearned premiums increase (decrease)	45,645	23,938
Accounts payable increase (decrease)	22,086	27,817
Accrued expenses and other liabilities increase (decrease)	(22,462)	(21,465)
Other liabilities increase (decrease)	7,194	(1,539)
Net cash provided by operating activities	447,120	355,517
Cash flows from investing activities:
Additions to fixed assets	(47,358)	(28,859)
Payments for businesses acquired, net of cash acquired	(288,393)	(254,836)
Proceeds from sales of fixed assets and customer accounts	3,499	3,338
Purchases of investments	(15,769)	(8,897)
Proceeds from sales of investments	8,385	17,551
Net cash used in investing activities	(339,636)	(271,703)
Cash flows from financing activities:
Payments on acquisition earn-outs	(7,514)	(13,337)
Proceeds from long-term debt	350,000	—
Payments on long-term debt	(36,250)	(115,000)
Deferred debt issuance costs	(3,701)	—
Borrowings on revolving credit facility	100,000	—
Payments on revolving credit facilities	(350,000)	—
Issuances of common stock for employee stock benefit plans	24,948	19,406
Repurchase shares to fund tax withholdings for non-cash stock-based compensation	(10,794)	(11,928)
Purchase of treasury stock	(29,742)	(11,250)
Settlement (prepayment) of accelerated share repurchase program	20,000	11,250
Cash dividends paid	(67,432)	(62,356)
Net cash provided by (used in) financing activities	(10,485)	(183,215)
Net increase (decrease) in cash and cash equivalents inclusive of restricted cash	96,999	(99,401)
Cash and cash equivalents inclusive of restricted cash at beginning of period	777,596	824,088
Cash and cash equivalents inclusive of restricted cash at end of period	$874,595	$724,687

See accompanying Notes to Condensed Consolidated Financial Statements. Refer to Note 10 for the reconciliations of cash and cash equivalents inclusive of restricted cash and investments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1  Nature of Operations

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

NOTE 2  Basis of Financial Reporting

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

Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“Topic 842”), which provides guidance for accounting for leases.  Under Topic 842, all leases are required to be recorded on the balance sheet and are classified as either operating leases or finance leases.  Effective as of January 1, 2019, the Company adopted Topic 842, and all related amendments, which established Accounting Standards Codification (“ASC”) Topic 842.  The Company adopted these standards by the recognition of right-of-use assets and related lease liabilities on the balance sheet. As permitted by Topic 842, the Company elected the transition practical expedient to adopt as of January 1, 2019, the date of initial application under the modified retrospective approach for leases existing at that date, with an adjustment to retained earnings. As a result, the Consolidated Balance Sheet at December 31, 2018 was not restated and continues to be reported under ASC Topic 840 (“Topic 840”) which did not require the recognition of operating lease liabilities on the balance sheet, and thus is not comparative.  For the nine months ended September 30, 2019, all of the Company's leases are classified as operating leases, which are primarily real estate leases for office space.  The expense recognition for operating leases under Topic 842 is substantially consistent with Topic 840, where operating lease charges are recorded entirely in operating expenses.  As a result, there is no significant difference in the Company's results of operations presented in the Company's Condensed Consolidated Statements of Income for each period presented.

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

Leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, or the lease term is for a major part of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any one of these criteria. None of the Company's real estate leases for office space meet the definition of a finance lease. The Company's policy is to own, rather than lease, equipment.

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

NOTE 3  Revenues

The following tables present the revenues disaggregated by revenue source:

	Three months ended September 30, 2019
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other (8)	Total
Base commissions (1)	$248,488	$92,224	$68,162	$—	$—	$408,874
Fees (2)	65,501	44,984	15,850	50,069	(288)	176,116
Incentive commissions (3)	12,852	258	449	—	5	13,564
Profit-sharing contingent commissions (4)	7,848	4,412	1,927	—	—	14,187
Guaranteed supplemental commissions (5)	3,415	609	598	—	—	4,622
Investment income (6)	28	375	48	35	1,182	1,668
Other income, net (7)	(420)	(8)	75	2	3	(348)
Total Revenues	$337,712	$142,854	$87,109	$50,106	$902	$618,683

	Nine months ended September 30, 2019
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other (8)	Total
Base commissions (1)	$755,108	$254,495	$187,388	$—	$13	$1,197,004
Fees (2)	178,205	109,702	42,299	150,276	(863)	479,619
Incentive commissions (3)	68,342	(669)	947	—	23	68,643
Profit-sharing contingent commissions (4)	26,054	9,365	6,073	—	—	41,492
Guaranteed supplemental commissions (5)	9,211	10,225	1,564	—	—	21,000
Investment income (6)	45	1,071	131	117	2,910	4,274
Other income, net (7)	716	42	387	2	3	1,150
Total Revenues	$1,037,681	$384,231	$238,789	$150,395	$2,086	$1,813,182

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

(2)	Fee revenues relate to fees for services other than securing coverage for the Company's customers and fees negotiated in lieu of commissions.
(3)	Incentive commissions include additional commissions over base commissions received from insurance carriers based on predetermined production levels mutually agreed upon by both parties.
(4)	Profit-sharing contingent commissions are based primarily on underwriting results, but may also reflect considerations for volume, growth and/or retention.
(5)	Guaranteed supplemental commissions represent guaranteed fixed-base agreements in lieu of profit-sharing contingent commissions.
(6)	Investment income consists primarily of interest on cash and investments.
(7)	Other income consists primarily of legal settlements and other miscellaneous income.
(8)	Fees within other reflects the elimination of intercompany revenues.

Contract Assets and Liabilities

The balances of contract assets and contract liabilities arising from contracts with customers as of September 30, 2019 and December 31, 2018 were as follows:

(in thousands)	September 30, 2019	December 31, 2018
Contract assets	$297,696	$265,994
Contract liabilities	$55,138	$53,496

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

As of September 30, 2019, deferred revenue consisted of $37.5 million as current portion to be recognized within one year and $17.6 million in long term to be recognized beyond one year.  As of December 31, 2018, deferred revenue consisted of $37.0 million as current portion to be recognized within one year and $16.5 million in long-term deferred revenue to be recognized beyond one year.

During the nine months ended September 30, 2019, the amount of revenue recognized related to performance obligations satisfied in a previous period, was $14.0 million.  This revenue is primarily related to variable consideration and is inclusive of changes due to estimates.

Other Assets and Deferred Cost

Incremental cost to obtain - The Company defers certain costs to obtain customer contracts primarily as they relate to commission-based compensation plans in the Retail Segment, in which the Company pays an incremental amount of compensation on new business. These incremental costs are deferred and amortized over a 15-year period.  The cost to obtain balance within the other assets caption in the Company's Condensed Consolidated Balance Sheet was $23.4 million and $13.2 million as of September 30, 2019 and December 31, 2018, respectively.  For the nine months ended September 30, 2019, the Company deferred $11.6 million of incremental cost to obtain customer contracts.  The Company recorded an expense of $1.4 million associated with the incremental cost to obtain customer contracts for the nine months ended September 30, 2019.

Cost to fulfill - The Company defers certain costs to fulfill contracts and recognizes these costs as the associated performance obligations are fulfilled.  The cost to fulfill balance within the other current assets caption in the Company's Condensed Consolidated Balance Sheet was $68.0 million and $69.8 million as of September 30, 2019 and December 31, 2018, respectively.  For the nine months ended September 30, 2019, the Company had net expense of $1.9 million related to the release of previously deferred contract fulfillment costs associated with performance obligations that were satisfied in the period, net of current year deferrals for costs incurred that related to performance obligations yet to be fulfilled.

NOTE 4  Net Income Per Share

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

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Net income	$115,506	$106,053	$321,995	$270,803
Net income attributable to unvested awarded performance stock	(3,772)	(2,716)	(10,386)	(6,185)
Net income attributable to common shares	$111,734	$103,337	$311,609	$264,618
Weighted average number of common shares outstanding – basic	282,178	278,132	281,505	276,744
Less unvested awarded performance stock included in weighted average number of common shares outstanding – basic	(9,216)	(7,124)	(9,080)	(6,321)
Weighted average number of common shares outstanding for basic net income per common share	272,962	271,008	272,425	270,423
Dilutive effect of stock options	2,113	4,274	2,104	5,191
Weighted average number of shares outstanding – diluted	275,075	275,282	274,529	275,614
Net income per share:
Basic	$0.41	$0.38	$1.14	$0.98
Diluted	$0.41	$0.38	$1.14	$0.96

NOTE 5  Business Combinations

During the nine months ended September 30, 2019, Brown & Brown acquired the assets and assumed certain liabilities of seventeen insurance intermediaries and all of the stock of one insurance intermediary. Additionally, miscellaneous adjustments were recorded to the purchase price allocation of certain prior acquisitions completed within the last 12 months as permitted by Accounting Standards Codification Topic 805 — Business Combinations (“ASC 805”). Such adjustments are presented in the “Other” category within the following two tables. The recorded purchase price for all acquisitions includes an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations will be recorded in the Condensed Consolidated Statements of Income when incurred.

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

Based on the acquisition date and the complexity of the underlying valuation work, certain amounts included in the Company’s Condensed Consolidated Financial Statements may be provisional and thus subject to further adjustments within the permitted measurement period, as defined in ASC 805. For the nine months ended September 30, 2019, adjustments were made within the permitted measurement period that resulted in a decrease in the aggregate purchase price of the affected acquisitions of $6.6 million relating to the assumption of certain liabilities. These measurement period adjustments have been reflected as current period adjustments in the nine months ended September 30, 2019 in accordance with the guidance in ASU 2015-16 “Business Combinations.”  The measurement period adjustments primarily impacted goodwill, with no effect on earnings or cash in the current period.

Cash paid for acquisitions was $291.6 million in the nine-month period ended September 30, 2019. The Company completed 18 acquisitions (excluding book of business purchases) in the nine-month period ended September 30, 2019. The Company completed 18 acquisitions (excluding book of business purchases) in the nine-month period ended September 30, 2018.

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

(in thousands)
Name	Business segment	Effective date of acquisition	Cash paid	Common Stock Issued	Other payable	Recorded earn-out payable	Net assets acquired	Maximum potential earn- out payable
Smith Insurance Associates, Inc. (Smith)	Retail	February 1, 2019	$20,129	$—	$—	$2,704	$22,833	$4,550
Donald P. Pipino Company, LTD (Pipino)	Retail	February 1, 2019	16,420	—	135	9,821	26,376	12,996
Cossio Insurance Agency (Cossio)	Retail	March 1, 2019	13,990	—	10	1,710	15,710	2,000
Medval LLC (Medval)	Services	March 1, 2019	29,106	—	100	1,684	30,890	2,500
United Development Systems, Inc. (United)	Retail	May 1, 2019	18,987	—	388	3,268	22,643	8,625
Twinbrook Insurance Brokerage, Inc. (Twinbrook)	Retail	June 1, 2019	26,251	—	400	1,565	28,216	5,073
Innovative Risk Solutions, Inc. (IRS)	Retail	July 1, 2019	26,435	—	2,465	5,482	34,382	9,000
WBR Insurance Agency, LLC et al (WBR)	Retail	August 1, 2019	10,667	—	203	2,197	13,067	4,575
West Ridge Insurance Agency, Inc. d/b/a Yozell Associates (Yozell)	Retail	August 1, 2019	13,030	—	470	768	14,268	6,730
CKP Insurance, LLC (CKP)	Retail	August 1, 2019	89,190	20,000	4,000	38,093	151,283	76,500
Other	Various	Various	27,405	—	1,291	4,172	32,868	9,404
Total			$291,610	$20,000	$9,462	$71,464	$392,536	$141,953

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition and adjustments made during the measurement period of the prior year acquisitions.

(in thousands)	Smith	Pipino	Cossio	Medval	United	Twinbrook	IRS	WBR	Yozell	CKP	Other	Total
Cash	$—	$—	$—	$3,217	$—	$—	$—	$—	$—	$—	$—	$3,217
Other current assets	473	819	17	1,708	477	—	1,200	169	1,473	8,900	(6,173)	9,063
Fixed assets	39	112	29	50	20	85	11	10	12	193	(166)	395
Goodwill	16,249	16,765	11,319	19,108	15,111	19,839	24,040	9,376	9,212	110,765	23,523	275,307
Purchased customer accounts	6,500	11,360	4,324	7,300	7,065	8,557	9,246	4,022	3,550	32,274	10,732	104,930
Non-compete agreements	41	11	21	1	11	12	11	34	21	21	128	312
Other assets	—	772	—	15	—	—	—	—	—	—	(732)	55
Total assets acquired	23,302	29,839	15,710	31,399	22,684	28,493	34,508	13,611	14,268	152,153	27,312	393,279
Other current liabilities	(469)	(3,463)	—	(480)	(41)	(277)	(126)	(166)	—	(870)	5,556	(336)
Other liabilities	—	—	—	(29)	—	—	—	(378)	—	—	—	(407)
Total liabilities assumed	(469)	(3,463)	—	(509)	(41)	(277)	(126)	(544)	—	(870)	5,556	(743)
Net assets acquired	$22,833	$26,376	$15,710	$30,890	$22,643	$28,216	$34,382	$13,067	$14,268	$151,283	$32,868	$392,536

The other column represents current year acquisitions with total net assets acquired of less than $10.0 million and adjustments from prior year acquisitions that were made within the permitted measurement period.

The weighted average useful lives for the acquired amortizable intangible assets are as follows: purchased customer accounts, 15 years; and non-compete agreements, 5 years.

Goodwill of $275.3 million, which is net of any opening balance sheet adjustments within the allowable measurement period, was allocated to the Retail, National Programs, Wholesale Brokerage and Services Segments in the amounts of $249.7 million, $0.1 million, $6.2 million and $19.3 million, respectively. Of the total goodwill of $275.3 million, the amount currently deductible for income tax purposes is $203.8 million and the remaining $71.5 million relates to the recorded earn-out payables and will not be deductible until it is earned and paid.

For the acquisitions completed during 2019, the results of operations since the acquisition dates have been combined with those of the Company. The total revenues from the acquisitions completed through September 30, 2019, included in the Condensed Consolidated Statement of Income for the nine months ended September 30, 2019, was $31.0 million. The income before income taxes, including the intercompany cost of capital charge, from the acquisitions completed through September 30, 2019, included in the Condensed Consolidated Statement of Income for the nine months ended September 30, 2019, was $0.3 million. If the acquisitions had occurred as of the beginning of the respective periods, the Company’s results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

(UNAUDITED)	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Total revenues	$619,359	$547,196	$1,853,193	$1,578,627
Income before income taxes	$152,038	$147,351	$438,289	$385,327
Net income	$115,658	$109,663	$332,940	$288,373
Net income per share:
Basic	$0.41	$0.39	$1.18	$1.04
Diluted	$0.41	$0.39	$1.17	$1.02
Weighted average number of shares outstanding:
Basic	272,962	271,008	272,425	270,423
Diluted	275,075	275,282	274,529	275,614

As of September 30, 2019 and 2018, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820- Fair Value Measurement. The resulting additions, payments, and net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the nine months ended September 30, 2019 and 2018, were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Balance as of the beginning of the period	$104,976	$52,540	$89,924	$36,175
Additions to estimated acquisition earn-out payables	47,498	29,646	71,464	51,717
Payments for estimated acquisition earn-out payables	(601)	(16,521)	(7,865)	(25,112)
Subtotal	151,873	65,665	153,523	62,780
Net change in earnings from estimated acquisition earn-out payables:
Change in fair value on estimated acquisition earn-out payables	(6,573)	(928)	(10,873)	945
Interest expense accretion	1,303	571	3,953	1,583
Net change in earnings from estimated acquisition earn-out payables	(5,270)	(357)	(6,920)	2,528
Balance as of September 30,	$146,603	$65,308	$146,603	$65,308

Of the $146.6 million estimated acquisition earn-out payables as of September 30, 2019, $23.7 million was recorded as accounts payable and $122.9 million was recorded as other non-current liabilities. As of September 30, 2019, the maximum future acquisition contingency payments related to all acquisitions was $310.6 million, inclusive of the $146.6 million estimated acquisition earn-out payables as of September 30, 2019.  Included within the additions to estimated acquisition earn-out payables are any adjustments to opening balance sheet items within the allowable measurement period, which may therefore differ from previously reported amounts.

NOTE 6  Goodwill

Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The Company completed its most recent annual assessment as of November 30, 2018, and identified no impairment as a result of the evaluation.

The changes in the carrying value of goodwill by reportable segment for the nine months ended September 30, 2019 are as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Total
Balance as of December 31, 2018	$2,063,150	$926,206	$291,622	$151,808	$3,432,786
Goodwill of acquired businesses	249,691	74	6,189	19,353	275,307
Goodwill disposed of relating to sales of businesses	(5,089)	(739)	—	—	(5,828)
Balance as of September 30, 2019	$2,307,752	$925,541	$297,811	$171,161	$3,702,265

NOTE 7  Amortizable Intangible Assets

Amortizable intangible assets at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019				December 31, 2018
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average life (years) (1)	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average life (years) (1)
Purchased customer accounts	$1,905,638	$(985,436)	$920,202	15.0	$1,804,404	$(909,415)	$894,989	14.9
Non-compete agreements	33,781	(30,565)	3,216	4.5	33,469	(29,651)	3,818	4.5
Total	$1,939,419	$(1,016,001)	$923,418		$1,837,873	$(939,066)	$898,807

(1)	Weighted average life calculated as of the date of acquisition.

Amortization expense for amortizable intangible assets for the years ending December 31, 2019, 2020, 2021, 2022 and 2023 is estimated to be $104.7 million, $99.8 million, $96.3 million, $91.8 million, and $84.8 million, respectively.

NOTE 8  Long-Term Debt

Long-term debt at September 30, 2019 and December 31, 2018 consisted of the following:

(in thousands)	September 30, 2019	December 31, 2018
Current portion of long-term debt:
Current portion of 5-year term loan facility expires 2022	$40,000	$35,000
Current portion of 5-year term loan facility expires 2023	15,000	15,000
Total current portion of long-term debt	55,000	50,000
Long-term debt:
Note agreements:
4.200% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2024	$499,219	$499,101
4.500% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2029	349,470	—
Total notes	848,689	499,101
Credit agreements:
5-year term-loan facility, periodic interest and principal payments, LIBOR plus up to 1.750%, expires June 28, 2022	300,000	330,000
5-year revolving-loan facility, periodic interest payments, LIBOR plus up to 1.500%, plus commitment fees up to 0.250%, expires June 28, 2022	100,000	350,000
5-year term-loan facility, periodic interest and principal payments, LIBOR plus up to 1.750%, expires December 21, 2023	273,750	285,000
Total credit agreements	673,750	965,000
Debt issuance costs (contra)	(8,879)	(7,111)
Total long-term debt less unamortized discount and debt issuance costs	1,513,560	1,456,990
Current portion of long-term debt	55,000	50,000
Total debt	$1,568,560	$1,506,990

On June 28, 2017, the Company entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) with the lenders named therein, JPMorgan Chase Bank, N.A. as administrative agent and certain other banks as co-syndication agents and co-documentation agents. The Amended and Restated Credit Agreement amended and restated the credit agreement dated April 17, 2014, among such parties (the “Original Credit Agreement”). The Amended and Restated Credit Agreement extends the applicable maturity date of the existing revolving credit facility (the “Revolving Credit Facility”) of $800.0 million to June 28, 2022 and re-evidences unsecured term loans at $400.0 million while also extending the applicable maturity date to June 28, 2022. The quarterly term loan principal amortization schedule was reset. At the time of the execution of the Amended and Restated Credit Agreement, $67.5 million of principal from the original unsecured term loans was repaid using operating cash balances, and the Company added an additional $2.8 million in debt issuance costs related to the Revolving Credit Facility to the Condensed Consolidated Balance Sheet. The Company also expensed to the Condensed Consolidated Statements of Income $0.2 million of debt issuance costs related to the Original Credit Agreement due to certain lenders exiting prior to execution of the Amended and Restated Credit Agreement. The Company also carried forward $1.6 million on the Condensed Consolidated Balance Sheet the remaining unamortized portion of the Original Credit Agreement debt issuance costs, which will be amortized over the term of the Amended and Restated Credit Agreement. On September 30, 2019, the Company made a scheduled principal payment of $10.0 million per the terms of the Amended and Restated Credit Agreement. As of September 30, 2019, there was an outstanding debt balance issued under the term loan of the Amended and Restated Credit Agreement of $340.0 million and $100.0 million borrowings outstanding against the Revolving Credit Facility. As of December 31, 2018, there was an outstanding debt balance issued under the term loan of the Amended and Restated Credit Agreement of $365.0 million with $350.0 million in borrowings outstanding against the Revolving Credit Facility. The Company had borrowed approximately $600.0 million under its Revolving Credit Facility on November 15, 2018 in connection with the closing of the acquisition of certain assets and assumption of certain liabilities of the Hays Companies. Per the terms of the Amended and Restated Credit Agreement, a scheduled principal payment of $10.0 million is due December 31, 2019.

On September 18, 2014, the Company issued $500.0 million of 4.200% unsecured Senior Notes due in 2024. The Senior Notes were given investment grade ratings of BBB-/Baa3 with a stable outlook. The notes are subject to certain covenant restrictions and regulations which are customary for credit rated obligations. At the time of funding, the proceeds were offered at a discount of the original note amount which also excluded an underwriting fee discount. The net proceeds received from the issuance were used to repay the outstanding balance of $475.0 million on the Revolving Credit Facility and for other general corporate purposes. As of September 30, 2019 and December 31, 2018, there was an outstanding debt balance of $500.0 million exclusive of the associated discount balance.

On December 21, 2018, the Company entered into a term loan credit agreement (the “Term Loan Credit Agreement”) with the lenders named therein, Wells Fargo Bank, National Association, as administrative agent, and certain other banks as co-syndication agents and as joint lead arrangers and joint bookrunners. The Term Loan Credit Agreement provides for an unsecured term loan in the initial amount of $300.0 million, which may, subject to lenders’ discretion, potentially be increased up to an aggregate amount of $450.0 million (the “Term Loan”). The Term Loan is repayable over the five-year term from the effective date of the Term Loan Credit Agreement, which was December 21, 2018. Based on the Company’s net debt leverage ratio or a non-credit enhanced senior unsecured long-term debt rating as determined by Moody’s Investor Service and Standard & Poor’s Rating Service, the rates of interest charged on the term loan are 1.00% to 1.75%, above the adjusted 1-Month LIBOR rate. On December 21, 2018, the Company borrowed $300.0 million under the Term Loan Credit Agreement and used $250.0 million of the proceeds to reduce indebtedness under the Company’s Amended and Restated Credit Agreement, dated June 28, 2017, with the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, and certain other banks as co-syndication agents and co-documentation agents (the “Revolving Credit Facility”). As of September 30, 2019, there was an outstanding debt balance issued under the Term Loan of $288.8 million. As of December 31, 2018, there was an outstanding debt balance issued under the Term Loan of $300.0 million. Per the terms of the Term Loan Credit Agreement, a scheduled principal payment of $3.8 million is due December 31, 2019.

On March 11, 2019, the Company completed the issuance of $350.0 million aggregate principal amount of the Company's 4.500% Senior Notes due 2029. The Senior Notes were given investment grade ratings of BBB-/Baa3 with a stable outlook. The notes are subject to certain covenant restrictions, which are customary for credit rated obligations. At the time of funding, the proceeds were offered at a discount of the original note amount, which also excluded an underwriting fee discount. The net proceeds received from the issuance were used to repay a portion of the outstanding balance of $350.0 million on the Revolving Credit Facility, utilized in connection with the financing related to the Hays Companies acquisition and for other general corporate purposes. As of September 30, 2019, there was an outstanding debt balance of $350.0 million exclusive of the associated discount balance.

The Amended and Restated Credit Agreement and Term Loan Credit Agreement require the Company to maintain certain financial ratios and comply with certain other covenants. The Company was in compliance with all such covenants as of September 30, 2019 and December 31, 2018.

The 30-day Adjusted LIBOR Rate as of September 30, 2019 was 2.063%.

NOTE 9  Leases

Substantially all of the Company's operating lease right-of-use assets and operating lease liabilities represent real estate leases for office space used to conduct the Company's business.

The balances and classification of operating lease right-of-use assets and operating lease liabilities within the Condensed Consolidated Balance Sheet is as follows:

(in thousands)		September 30, 2019
Balance Sheet
Assets:
Operating lease right-of-use assets	Operating lease assets	$193,419
Total Assets		193,419
Liabilities:
Current operating lease liabilities	Accrued expenses and other liabilities	41,828
Non-current operating lease liabilities	Operating lease liabilities	177,097
Total Liabilities		$218,925

The components of lease cost for operating leases for the three and nine months ended September 30, 2019 were:

(in thousands)	Three months ended September 30, 2019	Nine months ended September 30, 2019
Operating leases:
Lease cost	$11,581	$36,671
Variable lease cost	1,197	2,701
Operating lease cost	$12,778	$39,372
Sublease income	(145)	(329)
Total lease cost net	$12,633	$39,043

The weighted average remaining lease term and the weighted average discount rate for operating leases as of September 30, 2019 were:

Weighted-average remaining lease term	6.10
Weighted-average discount rate	3.73

Maturities of the operating lease liabilities by fiscal year at September 30, 2019 for the Company's operating leases are as follows:

(in thousands)	Operating Leases
2019 (Remainder)	$10,441
2020	50,613
2021	43,859
2022	36,448
2023	29,936
Thereafter	75,843
Total undiscounted lease payments	247,140
Less: Imputed interest	28,215
Present value of lease payments	$218,925

At December 31, 2018, the aggregate future minimum lease payments under all non-cancelable lease agreements were as follows:

(in thousands)	December 31, 2018
2019	$48,292
2020	43,517
2021	34,836
2022	27,035
2023	19,981
Thereafter	36,349
Total minimum future lease payments	$210,010

Supplemental cash flow information for operating leases:

(in thousands)	Three months ended September 30, 2019	Nine months ended September 30, 2019
Cash paid for amounts included in measurement of liabilities
Operating cash flows from operating leases	$11,816	$37,728
Right-of-use assets obtained in exchange for new operating liabilities	$11,660	$38,291

NOTE 10  Supplemental Disclosures of Cash Flow Information and Non-Cash Financing and Investing Activities

Brown & Brown's cash paid during the period for interest and income taxes are summarized as follows:

	Nine months ended September 30,
(in thousands)	2019	2018
Cash paid during the period for:
Interest	$52,127	$32,896
Income taxes	$85,970	$21,380

Brown & Brown’s significant non-cash investing and financing activities are summarized as follows:

	Nine months ended September 30,
(in thousands)	2019	2018
Other payable issued for purchased customer accounts	$9,462	$3,339
Estimated acquisition earn-out payables and related charges	$71,464	$51,717
Notes received on the sale of fixed assets and customer accounts	$9,903	$—

The Company's restricted cash balance is composed of funds held in separate premium trust accounts as required by state law or, in some cases, by agreement with carrier partners. The following is a reconciliation of cash and cash equivalents inclusive of restricted cash as of September 30, 2019 and 2018.

	Balance as of September 30,
(in thousands)	2019	2018
Table to reconcile cash and cash equivalents inclusive of restricted cash
Cash and cash equivalents	$497,510	$422,971
Restricted cash	377,085	301,716
Total cash and cash equivalents inclusive of restricted cash at the end of the period	$874,595	$724,687

The following is a reconciliation of cash and cash equivalents inclusive of restricted cash as of December 31, 2018 and 2017.

	Balance as of December 31,
(in thousands)	2018	2017
Table to reconcile cash and cash equivalents inclusive of restricted cash
Cash and cash equivalents	$438,961	$573,383
Restricted cash	338,635	250,705
Total cash and cash equivalents inclusive of restricted cash at the end of the period	$777,596	$824,088

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

NOTE 11  Legal and Regulatory Proceedings

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

NOTE 12  Segment Information

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

Brown & Brown conducts all of its operations within the United States of America, except for a wholesale brokerage operation based in London, England, retail operations in Bermuda and the Cayman Islands, and a national programs operation in Canada. These operations earned $4.4 million and $3.7 million of total revenues for the three months ended September 30, 2019 and 2018, respectively. These operations earned

$12.4 million and $11.3 million of total revenues for the nine months ended September 30, 2019 and 2018, respectively. Long-lived assets held outside of the United States as of September 30, 2019 and 2018 were not material.

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

	Three months ended September 30, 2019
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$337,712	$142,854	$87,109	$50,106	$902	$618,683
Investment income	$28	$375	$48	$35	$1,182	$1,668
Amortization	$15,821	$6,264	$2,797	$1,390	$—	$26,272
Depreciation	$1,897	$1,779	$422	$315	$1,402	$5,815
Interest expense	$22,287	$3,557	$1,105	$1,164	$(11,799)	$16,314
Income before income taxes	$51,133	$46,629	$28,908	$14,775	$10,393	$151,838
Total assets	$6,155,670	$3,315,656	$1,406,709	$469,292	$(3,666,663)	$7,680,664
Capital expenditures	$2,266	$1,276	$768	$209	$7,665	$12,184

	Three months ended September 30, 2018
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$261,087	$143,519	$78,009	$48,105	$130	$530,850
Investment income	$1	$138	$44	$51	$485	$719
Amortization	$10,754	$6,736	$2,878	$1,269	$—	$21,637
Depreciation	$1,236	$1,346	$385	$393	$1,899	$5,259
Interest expense	$7,468	$6,147	$1,233	$846	$(6,731)	$8,963
Income before income taxes	$61,224	$46,707	$23,614	$6,988	$3,967	$142,500
Total assets	$4,651,080	$2,933,465	$1,272,795	$448,027	$(3,502,561)	$5,802,806
Capital expenditures	$1,467	$2,420	$895	$366	$4,321	$9,469

	Nine months ended September 30, 2019
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$1,037,681	$384,231	$238,789	$150,395	$2,086	$1,813,182
Investment income	$45	$1,071	$131	$117	$2,910	$4,274
Amortization	$46,622	$19,217	$8,490	$4,089	$—	$78,418
Depreciation	$5,440	$4,990	$1,251	$902	$4,933	$17,516
Interest expense	$64,641	$13,134	$3,692	$3,239	$(36,901)	$47,805
Income before income taxes	$189,191	$106,188	$67,421	$33,220	$27,860	$423,880
Total assets	$6,155,670	$3,315,656	$1,406,709	$469,292	$(3,666,663)	$7,680,664
Capital expenditures	$7,810	$7,786	$2,470	$540	$28,752	$47,358

	Nine months ended September 30, 2018
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$772,806	$374,434	$219,725	$138,038	$495	$1,505,498
Investment income	$2	$384	$125	$160	$1,380	$2,051
Amortization	$31,498	$19,383	$8,537	$3,543	$—	$62,961
Depreciation	$3,746	$4,087	$1,238	$1,183	$6,156	$16,410
Interest expense	$21,377	$20,019	$4,039	$2,023	$(18,772)	$28,686
Income before income taxes	$175,984	$91,809	$55,544	$23,889	$14,625	$361,851
Total assets	$4,651,080	$2,933,465	$1,272,795	$448,027	$(3,502,561)	$5,802,806
Capital expenditures	$5,828	$7,313	$1,762	$798	$13,158	$28,859

NOTE 13  Investments

At September 30, 2019, the Company’s amortized cost and fair values of fixed maturity securities are summarized as follows:

(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities, obligations of U.S. Government agencies and Municipalities	$24,854	$183	$(37)	$25,000
Corporate debt	5,329	63	(10)	5,382
Total	$30,183	$246	$(47)	$30,382

At September 30, 2019, the Company held $25.0 million in fixed income securities composed of U.S. Treasury securities, securities issued by U.S. Government agencies and municipalities, and $5.4 million issued by corporations with investment grade ratings. Of that total, $2.2 million is classified as short-term investments on the Condensed Consolidated Balance Sheet as maturities are less than one-year, which also includes $7.7 million that is related to time deposits held with various financial institutions.

For securities in a loss position, the following table shows the investments’ gross unrealized loss and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2019:

	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Treasury securities, obligations of U.S. Government agencies and Municipalities	$5,435	$(32)	$2,246	$(5)	$7,681	$(37)
Corporate debt	997	(10)	—	—	997	(10)
Total	$6,432	$(42)	$2,246	$(5)	$8,678	$(47)

The unrealized losses were caused by interest rate increases. At September 30, 2019, the Company had 8 securities in an unrealized loss position. The corporate securities are highly rated securities with no indicators of potential impairment. Based on the ability and intent of the Company to hold these investments until recovery of fair value, which may be maturity, the bonds were not considered to be other-than-temporarily impaired at September 30, 2019.

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

The amortized cost and estimated fair value of the fixed maturity securities at September 30, 2019 by contractual maturity are set forth below:

(in thousands)	Amortized cost	Fair value
Years to maturity:
Due in one year or less	$2,250	$2,245
Due after one year through five years	27,933	28,137
Due after five years	—	—
Total	$30,183	$30,382

The amortized cost and estimated fair value of the fixed maturity securities at December 31, 2018 by contractual maturity are set forth below:

(in thousands)	Amortized cost	Fair value
Years to maturity:
Due in one year or less	$4,768	$4,743
Due after one year through five years	17,584	17,394
Due after five years	—	—
Total	$22,352	$22,137

The expected maturities in the foregoing table may differ from the contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalty.

Proceeds from the sales and maturity of the Company’s investment in fixed maturity securities were $5.8 million. This along with maturing time deposits yielded total cash proceeds from the sale of investments of $8.4 million in the period of January 1, 2019 to September 30, 2019. These proceeds were used to purchase additional fixed maturity securities and time deposits. The gains and losses realized on those sales for the period from January 1, 2018 to September 30, 2019 were insignificant.

Realized gains and losses are reported on the Condensed Consolidated Statements of Income, with the cost of securities sold determined on a specific identification basis.

At September 30, 2019, investments with a fair value of approximately $4.8 million were on deposit with state insurance departments to satisfy regulatory requirements.

NOTE 14  Reinsurance

Although the reinsurers are liable to the Company for amounts reinsured, our subsidiary, Wright National Flood Insurance Company (“Wright Flood”) remains primarily liable to its policyholders for the full amount of the policies written whether or not the reinsurers meet their obligations to the Company when they become due. The effects of reinsurance on premiums written and earned are as follows:

	Period from January 1, 2019 to September 30, 2019
(in thousands)	Written	Earned
Direct premiums	$539,499	$493,854
Ceded premiums	(539,489)	(493,844)
Net premiums	$10	$10

All premiums written by Wright Flood under the National Flood Insurance Program are 100% ceded to the Federal Emergency Management Agency, or FEMA, for which Wright Flood received a 30.0% expense allowance from January 1, 2019 through September 30, 2019. For the period from January 1, 2019 through September 30, 2019, the Company ceded $538.0 million of written premiums.

Effective April 1, 2014, Wright Flood is also a party to a quota share agreement whereby it cedes 100% of its gross excess flood premiums, excluding fees, to Arch Reinsurance Company and receives a 30.5% commission. Wright Flood ceded $1.5 million for the period from January 1, 2019 through September 30, 2019. As of September 30, 2019, no loss data exists on this agreement.

Wright Flood also ceded 100% of the homeowners, private passenger auto liability, and other liability occurrence to Stillwater Insurance Company, formerly known as Fidelity National Insurance Company. This business is in runoff. Therefore, only loss data exists on this business. As of September 30, 2019, no ceded unpaid losses and loss adjustment expenses or incurred but not reported expenses for homeowners, private passenger auto liability and other liability occurrence existed.

As of September 30, 2019 the Condensed Consolidated Balance Sheet contained reinsurance recoverable of $309.8 million and prepaid reinsurance premiums of $383.6 million. There was no net activity in the reserve for losses and loss adjustment expense during the period January 1, 2019 through September 30, 2019, as Wright Flood’s direct premiums written were 100% to two reinsurers. The balance of the reserve for losses and loss adjustment expense, excluding related reinsurance recoverable, as of September 30, 2019 was $309.8 million.

NOTE 15  Statutory Financial Data

Wright Flood maintains capital in excess of the minimum statutory amount of $7.5 million as required by regulatory authorities. The unaudited statutory capital and surplus of Wright Flood was $28.9 million at September 30, 2019 and $19.4 million as of December 31, 2018. For the period from January 1, 2019 through September 30, 2019, Wright Flood generated statutory net income of $8.1 million. For the period from January 1, 2018 through December 31, 2018, Wright Flood generated statutory net income of $4.5 million.

NOTE 16  Subsidiary Dividend Restrictions

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

NOTE 17  Shareholders’ Equity

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

Between September 13, 2019 and September 30, 2019, the Company made share repurchases in the open market of 274,981 shares at a total cost of $9.7 million. After completing these open market share repurchases, the Company has outstanding approval to purchase up to approximately $490.2 million, in the aggregate, of the Company's outstanding common stock.

ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion updates the MD&A contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and the two discussions should be read together.

GENERAL

Company Overview — Third Quarter of 2019

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

The term “Organic Revenue,” a non-GAAP measure, is our core commissions and fees less: (i) the core commissions and fees earned for the first 12 months by newly-acquired operations and (ii) divested business (core commissions and fees generated from offices, books of business or niches sold or terminated during the comparable period), and for the calculation of Organic Revenue growth in 2018 only (iii) the impact of the adoption of Accounting Standards Update No.2014-09, “Revenue from Contracts with Customers (Topic 606)” and Accounting Standards Codification Topic 340 – Other Assets and Deferred Cost (the “New Revenue Standard”) in order to be on a comparable basis with 2017. The term “core commissions and fees” excludes profit-sharing contingent commissions and guaranteed supplemental commissions, and therefore represents the revenues earned directly from specific insurance policies sold, and specific fee-based services rendered. “Organic Revenue” is reported in this manner in order to express the current year’s core commissions and fees on a comparable basis with the prior year’s core commissions and fees. The resulting net change reflects the aggregate changes attributable to: (i) net new and lost accounts, (ii) net changes in our customers’ exposure units, (iii) net changes in insurance premium rates or the commission rate paid to us by our carrier partners, and (iv) the net change in fees paid to us by our customers.  Organic Revenue is reported in “Results of Operations” and in “Results of Operations - Segment Information” of this Quarterly Report on Form 10-Q.

We also earn “profit-sharing contingent commissions,” which are commissions based primarily on underwriting results, but which may also reflect considerations for volume, growth and/or retention. These commissions which are included in our commissions and fees in the Condensed Consolidated Statements of Income, are accrued throughout the year based on actual premiums written and are primarily received in the first and second quarters of each year, based upon the aforementioned considerations for the prior year(s).  Prior to the adoption of the New Revenue Standard, these commissions were recorded to income when received.  As a result of our adoption of the New Revenue Standard these commissions are now accrued based upon the placement of policies during the year and the expected payments in the following year. Over the last three years, profit-sharing contingent commissions have averaged approximately 3.1% of commissions and fees revenue.

Certain insurance companies offer guaranteed fixed-base agreements, referred to as “Guaranteed Supplemental Commissions” (“GSCs”) in lieu of profit-sharing contingent commissions. GSCs are accrued throughout the year based on actual premiums written. For the 12-month period ending December 31, 2018, we had earned $10.0 million of GSCs, of which $8.9 million remained accrued at December 31, 2018, the balance of which is typically collected over the first and second quarters. For the three-month periods ended September 30, 2019 and 2018, we earned and accrued $4.6 million and $3.1 million, respectively, from GSCs.

Combined, our profit-sharing contingent commissions and GSCs for the three months ended September 30, 2019 increased by $1.4 million compared to the third quarter of 2018.

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

For the three-month period ended September 30, 2019, our total commissions and fees growth rate was 16.5%, and our consolidated Organic Revenue growth rate was 3.4%. In the event that the gradual increases in insurable exposure units that have occurred in the past few years continue through 2019 and premium rate changes are similar to 2018, we believe we will see positive Organic Revenue growth for the full year of 2019.

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

Income before income taxes for the three-month period ended September 30, 2019 increased from the third quarter of 2018 by $9.3 million, primarily as a result of net new business and acquisitions completed in the past 12 months in addition to leveraging expenses, partially offset by additional interest expense and amortization associated with the acquisitions over the past year, with the largest being the Hays Companies.

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

Acquisitions

Part of our continuing business strategy is to attract high-quality insurance intermediaries to join our operations. From 1993 through the third quarter of 2019, we acquired 531 insurance intermediary operations, excluding acquired books of business (customer accounts).

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes.

Financial information relating to our condensed consolidated financial results for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(in thousands, except percentages)	2019	2018	% Change	2019	2018	% Change
REVENUES
Core commissions and fees	$598,554	$512,433	16.8%	$1,745,266	$1,453,701	20.1%
Profit-sharing contingent commissions	14,187	14,327	(1.0)%	41,492	39,993	3.7%
Guaranteed supplemental commissions	4,622	3,053	51.4%	21,000	8,525	146.3%
Investment income	1,668	719	132.0%	4,274	2,051	108.4%
Other income, net	(348)	318	NMF	1,150	1,228	(6.4)%
Total revenues	618,683	530,850	16.5%	1,813,182	1,505,498	20.4%
EXPENSES
Employee compensation and benefits	331,120	268,045	23.5%	973,567	790,902	23.1%
Other operating expenses	96,409	83,697	15.2%	283,242	243,704	16.2%
(Gain)/loss on disposal	(3,815)	1,106	NMF	(4,326)	(1,544)	180.2%
Amortization	26,272	21,637	21.4%	78,418	62,961	24.6%
Depreciation	5,815	5,259	10.6%	17,516	16,410	6.7%
Interest	16,314	8,963	82.0%	47,805	28,686	66.6%
Change in estimated acquisition earn-out payables	(5,270)	(357)	NMF	(6,920)	2,528	NMF
Total expenses	466,845	388,350	20.2%	1,389,302	1,143,647	21.5%
Income before income taxes	151,838	142,500	6.6%	423,880	361,851	17.1%
Income taxes	36,332	36,447	(0.3)%	101,885	91,048	11.9%
NET INCOME	$115,506	$106,053	8.9%	$321,995	$270,803	18.9%
Income Before Income Taxes Margin (1)	24.5%	26.8%		23.4%	24.0%
EBITDAC (2)	$194,969	$178,002	9.5%	$560,699	$472,436	18.7%
EBITDAC Margin (2)	31.5%	33.5%		30.9%	31.4%
Organic Revenue growth rate (2)	3.4%	1.4%		3.1%	4.0%
Employee compensation and benefits relative to total revenues	53.5%	50.5%		53.7%	52.5%
Other operating expenses relative to total revenues	15.6%	15.8%		15.6%	16.2%
Capital expenditures	$12,184	$9,469	28.7%	$47,358	$28,859	64.1%
Total assets at September 30,				$7,680,664	$5,802,806	32.4%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

Commissions and Fees

Commissions and fees, including profit-sharing contingent commissions and GSCs, for the three months ended September 30, 2019 increased $87.6 million to $617.4 million, or 16.5%, over the same period in 2018. Core commissions and fees revenue for the third quarter of 2019 increased $86.1 million: composed of (i) $71.0 million from acquisitions that had no comparable revenues in the same period of 2018; (ii) approximately $17.3 million represented net new and renewal business; and (iii) an offsetting decrease of $2.2 million related to commissions and fees revenue from businesses divested in 2018 and 2019, which reflects an Organic Revenue growth rate of 3.4%. The 3.4% Organic Revenue growth rate was negatively impacted by a one-time adjustment of $8 million recorded in the third quarter of the prior year within the National Programs Segment.  Profit-sharing contingent commissions and GSCs for the third quarter of 2019 increased by $1.4 million, or 8.2%, compared to the same period in 2018. The net increase of $1.4 million in the third quarter of 2019 was driven by contract changes associated with certain carriers along with GSCs realized from recently acquired businesses, both of which offset a decline in profit-sharing contingent commissions.

For the nine months ended September 30, 2019, commissions and fees, including profit-sharing contingent commissions and GSCs, increased $305.5 million to $1,807.8 million, or 20.3%, over the same period in 2018. Core commissions and fees revenue for the nine months ended September 30, 2019 increased $291.6 million: composed of (i) $251.9 million from acquisitions that had no comparable revenues in the same period of 2018; (ii) approximately $44.7 million represented net new and renewal business; and (iii) an offsetting decrease of $5.0 million related to commissions and fees revenue from businesses divested in 2018 and 2019, which reflects an Organic Revenue growth rate of 3.1%. Profit-sharing contingent commissions and GSCs for the nine months ended September 30, 2019 increased by $14.0 million, or 28.8%, compared to the same period in 2018. The net increase of $14.0 million in the first nine months of 2019 was driven primarily by: (i) a GSC recorded in the second quarter for the National Programs Segment that will not recur in the future as the associated multi-year contract has ended and (ii) to a lesser extent growth associated with acquisitions completed over the last 12 months.

Investment Income

Investment income for the three months ended September 30, 2019 increased $0.9 million, or 132.0%, over the same period in 2018. Investment income for the nine months ended September 30, 2019 increased $2.2 million, or 108.4%, over the same period in 2018. The increases were primarily driven by higher interest rates and cash management activities to earn a higher yield on excess cash balances.

Other Income, net

Other income for the three months ended September 30, 2019 was ($0.3) million, compared with $0.3 million in the same period in 2018. Other income consists primarily of legal settlements and other miscellaneous income.

Other income was $1.2 million for each of the nine months ended September 30, 2019 and 2018. Other income consists primarily of legal settlements and other miscellaneous income.

Employee Compensation and Benefits

Employee compensation and benefits expense as a percentage of total revenues increased to 53.5% for the three months ended September 30, 2019, from 50.5% for the three months ended September 30, 2018. Employee compensation and benefits for the third quarter of 2019 increased approximately 23.5%, or $63.1 million, over the same period in 2018. This net increase included: (i) $34.2 million of compensation costs related to stand-alone acquisitions that had no comparable costs in the same period of 2018; (ii) an increase in staff salaries attributable to salary inflation and new teammates; (iii) an increase in non-cash stock-based compensation expense due to the better-than-expected Company performance related to our equity compensation plan and teammate retention; (iv) increased producer commissions due to higher revenue; and (v) an increase in the cost of our health insurance plan associated with increased claim activity.

Employee compensation and benefits expense as a percentage of total revenues increased to 53.7% for the nine months ended September 30, 2019, from 52.5% for the nine months ended September 30, 2018. Employee compensation and benefits for the first nine months of 2019 increased approximately 23.1%, or $182.7 million, over the same period in 2018. This net increase included: (i) $134.6 million of compensation costs related to stand-alone acquisitions that had no comparable costs in the same period of 2018; (ii) an increase in staff salaries attributable to salary inflation and new teammates; (iii) an increase in non-cash stock-based compensation expense due to the better-than-expected Company performance related to our equity compensation plan and teammate retention; (iv) increased producer commissions due to higher revenue; and (v) the increase in the value of deferred compensation liabilities driven by changes in the market prices of our employees' investment elections, which was substantially offset by other operating expenses.

Other Operating Expenses

As a percentage of total revenues, other operating expenses were 15.6% in the third quarter of 2019, versus 15.8% reported in the third quarter of 2018. Other operating expenses for the third quarter of 2019 increased $12.7 million, or 15.2%, over the same period of 2018. The net increase included: (i) $9.1 million of costs related to stand-alone acquisitions that had no comparable costs in the same period of 2018; (ii) incremental one-time legal costs recorded in the third quarter of 2019; and (iii) increased expenses associated with information technology items related to data processing and value-added consulting services.

Other operating expenses represented 15.6% of total revenues for the nine months ended September 30, 2019, versus 16.2% for the nine months ended September 30, 2018. Other operating expenses for the first nine months ended September 30, 2019 increased $39.5 million, or 16.2%, over the same period of 2018. The net increase included: (i) $45.6 million of compensation costs related to stand-alone acquisitions that had no comparable costs in the same period of 2018; (ii) incremental one-time legal costs recorded in the second and third quarters of 2019; (iii) increased expenses associated with information technology items related to data processing and value-added consulting services; partially offset by (iv) the increase in the value of corporate-owned life insurance policies associated with our deferred compensation plan, which was substantially offset by increases in the value of liabilities in the Company’s deferred compensation plan recognized as expense in employee compensation and benefits.

(Gain)/Loss on Disposal

Gain on disposal for the third quarter of 2019 increased $4.9 million from the third quarter of 2018. Gain on disposal for the nine months ended September 30, 2019 increased $2.8 million from the nine months ended September 30, 2018. Changes to the (gain)/loss on disposal are due to activity associated with book of business sales. Although we are not in the business of selling customer accounts or businesses, we periodically sell an office or a book of business (one or more customer accounts) because we believe doing so is in the Company’s best interest.

Amortization

Amortization expense for the third quarter of 2019 increased $4.6 million, or 21.4%, from the third quarter of 2018. Amortization expense for the nine months ended September 30, 2019 increased $15.5 million, or 24.6%, from the nine months ended September 30, 2018. These increases reflect the amortization of new intangibles from recently acquired businesses, partially offset by certain intangible assets becoming fully amortized.

Depreciation

Depreciation expense for the third quarter of 2019 increased $0.6 million, or 10.6%, compared to the third quarter of 2018. Depreciation expense for the nine months ended September 30, 2019 increased $1.1 million, or 6.7%, compared to the same period of 2018. These increases were due primarily to the addition of fixed assets resulting from capital projects related to our multi-year technology investment program and other business initiatives, net additions of fixed assets resulting from recent acquisitions, partially offset by fixed assets which became fully depreciated.

Interest Expense

Interest expense for the third quarter of 2019 increased $7.4 million, or 82.0%, compared to the third quarter of 2018. Interest expense for the nine months ended September 30, 2019 increased $19.1 million, or 66.6%, compared to the same period of 2018. These increases are due to the incremental debt issued as a result of acquisitions over the past 12 months, with the largest being the Hays Companies acquisition as well as a rise in interest rates associated with our outstanding floating rate debt balances.

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

As of September 30, 2019 and 2018, the fair values of the estimated acquisition earn-out payables were re-evaluated based upon projected operating results and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820-Fair Value Measurement. The resulting net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the three and nine-month periods ended September 30, 2019 and 2018 were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Change in fair value of estimated acquisition earn-out payables	$(6,573)	$(928)	$(10,873)	$945
Interest expense accretion	1,303	571	3,953	1,583
Net change in earnings from estimated acquisition earn-out payables	$(5,270)	$(357)	$(6,920)	$2,528

For the three months ended September 30, 2019 and 2018, the fair value of estimated earn-out payables was re-evaluated and decreased by $6.6 million and by $0.9 million, respectively, which resulted in credits to the Condensed Consolidated Statements of Income. For the nine months ended September 30, 2019 and 2018, the fair value of estimated earn-out payables was re-evaluated and decreased by $10.9 million and increased by $0.9 million, respectively, which resulted in credits and charges to the Condensed Consolidated Statements of Income, respectively.

As of September 30, 2019, estimated acquisition earn-out payables totaled $146.6 million, of which $23.7 million was recorded as accounts payable and $122.9 million was recorded as other non-current liabilities.

Income Taxes

The effective tax rate on income from operations for the three months ended September 30, 2019 and 2018 was 23.9% and 25.6%, respectively. The effective tax rate on income from operations for the nine months ended September 30, 2019 and 2018 was 24.0% and 25.2%, respectively.  These decreases were driven primarily by changes in our state tax footprint and corresponding apportionment as well as changes to tax rates in certain states.

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

The reconciliation of commissions and fees, included in the Condensed Consolidated Statements of Income, to Organic Revenue for the three months ended September 30, 2019 and 2018 is as follows:

	Three months ended September 30,
(in thousands)	2019	2018
Commissions and fees	$617,363	$529,813
Profit-sharing contingent commissions	(14,187)	(14,327)
Guaranteed supplemental commissions	(4,622)	(3,053)
Core commissions and fees	598,554	512,433
Acquisitions	(70,968)	—
Dispositions	—	(2,168)
Organic Revenue	$527,586	$510,265

The growth rates for Organic Revenue, a non-GAAP financial measure, for the three months ended September 30, 2019, by segment, are as follows:

2019	Retail (1)		National Programs		Wholesale Brokerage		Services		Total
(in thousands, except percentages)	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Commissions and fees	$337,821	$260,524	$142,487	$143,369	$86,986	$77,866	$50,069	$48,054	$617,363	$529,813
Total change	$77,297		$(882)		$9,120		$2,015		$87,550
Total growth %	29.7%		(0.6)%		11.7%		4.2%		16.5%
Profit-sharing contingent commissions	(7,848)	(5,280)	(4,412)	(7,786)	(1,927)	(1,261)	—	—	(14,187)	(14,327)
GSCs	(3,415)	(2,573)	(609)	(22)	(598)	(458)	—	—	(4,622)	(3,053)
Core commissions and fees	$326,558	$252,671	$137,466	$135,561	$84,461	$76,147	$50,069	$48,054	$598,554	$512,433
Acquisitions	(68,314)	—	—	—	(314)	—	(2,340)	—	(70,968)	—
Dispositions	—	(1,592)	—	(214)	—	(362)	—	—	—	(2,168)
Organic Revenue (2)	$258,244	$251,079	$137,466	$135,347	$84,147	$75,785	$47,729	$48,054	$527,586	$510,265
Organic Revenue growth (2)	$7,165		$2,119		$8,362		$(325)		$17,321
Organic Revenue growth % (2)	2.9%		1.6%		11.0%		(0.7)%		3.4%
(1)

The Retail Segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 12 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2)	A non-GAAP financial measure.

The reconciliation of commissions and fees, included in the Condensed Consolidated Statements of Income, to Organic Revenue for the three months ended September 30, 2018 and 2017 is as follows:

	Three months ended September 30,
(in thousands)	2018	2017
Commissions and fees	$529,813	$474,609
Profit-sharing contingent commissions	(14,327)	(3,542)
Guaranteed supplemental commissions	(3,053)	(2,493)
Core commissions and fees	512,433	468,574
New Revenue Standard impact on core commissions and fees	(14,385)	—
Acquisitions	(22,968)	—
Dispositions	—	(225)
Organic Revenue	$475,080	$468,349

The growth rates for Organic Revenue, a non-GAAP financial measure, for the three months ended September 30, 2018, by segment, are as follows:

2018	Retail (1)		National Programs		Wholesale Brokerage		Services		Total
(in thousands, except percentages)	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Commissions and fees	$260,524	$234,414	$143,369	$127,271	$77,866	$71,505	$48,054	$41,419	$529,813	$474,609
Total change	$26,110		$16,098		$6,361		$6,635		$55,204
Total growth %	11.3%		12.6%		8.9%		16.0%		11.6%
Profit-sharing contingent commissions	(5,280)	(1,444)	(7,786)	(1,748)	(1,261)	(350)	—	—	(14,327)	(3,542)
GSCs	(2,573)	(2,164)	(22)	(5)	(458)	(324)	—	—	(3,053)	(2,493)
Core commissions and fees	$252,671	$230,806	$135,561	$125,518	$76,147	$70,831	$48,054	$41,419	$512,433	$468,574
New Revenue Standard	(1,990)	—	(11,609)	—	805	—	(1,591)	—	(14,385)	—
Acquisition revenues	(15,534)	—	(2,579)	—	(699)	—	(4,156)	—	(22,968)	—
Divested business	—	(243)	—	18	—	—	—	—	—	(225)
Organic Revenue (2)	$235,147	$230,563	$121,373	$125,536	$76,253	$70,831	$42,307	$41,419	$475,080	$468,349
Organic Revenue growth (2)	$4,584		$(4,163)		$5,422		$888		$6,731
Organic Revenue growth % (2)	2.0%		(3.3)%		7.7%		2.1%		1.4%
(1)

The Retail Segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 12 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2)	A non-GAAP financial measure.

The reconciliation of commissions and fees, included in the Condensed Consolidated Statements of Income, to Organic Revenue for the nine months ended September 30, 2019 and 2018 is as follows;

	Nine months ended September 30,
(in thousands)	2019	2018
Commissions and fees	$1,807,758	$1,502,219
Profit-sharing contingent commissions	(41,492)	(39,993)
Guaranteed supplemental commissions	(21,000)	(8,525)
Core commissions and fees	1,745,266	1,453,701
Acquisitions	(251,876)	—
Dispositions	—	(5,015)
Organic Revenue	$1,493,390	$1,448,686

The growth rates for Organic Revenue, a non-GAAP financial measure, for the nine months ended September 30, 2019, by segment, are as follows:

2019	Retail (1)		National Programs		Wholesale Brokerage		Services		Total
(in thousands, except percentages)	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Commissions and fees	$1,036,093	$771,152	$383,118	$373,990	$238,271	$219,199	$150,276	$137,878	$1,807,758	$1,502,219
Total change	$264,941		$9,128		$19,072		$12,398		$305,539
Total growth %	34.4%		2.4%		8.7%		9.0%		20.3%
Profit-sharing contingent commissions	(26,054)	(17,879)	(9,365)	(17,290)	(6,073)	(4,824)	—	—	(41,492)	(39,993)
GSCs	(9,211)	(7,277)	(10,225)	(75)	(1,564)	(1,173)	—	—	(21,000)	(8,525)
Core commissions and fees	$1,000,828	$745,996	$363,528	$356,625	$230,634	$213,202	$150,276	$137,878	$1,745,266	$1,453,701
Acquisitions	(228,810)	—	(5,721)	—	(2,926)	—	(14,419)	—	(251,876)	—
Dispositions	—	(3,333)	—	(667)	—	(1,015)	—	—	—	(5,015)
Organic Revenue (2)	$772,018	$742,663	$357,807	$355,958	$227,708	$212,187	$135,857	$137,878	$1,493,390	$1,448,686
Organic Revenue growth (2)	$29,355		$1,849		$15,521		$(2,021)		$44,704
Organic Revenue growth % (2)	4.0%		0.5%		7.3%		(1.5)%		3.1%
(1)

The Retail Segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 12 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2)	A non-GAAP financial measure.

The reconciliation of commissions and fees, included in the Condensed Consolidated Statements of Income, to Organic Revenue for the nine months ended September 30, 2018 and 2017 is as follows:

	Nine months ended September 30,
(in thousands)	2018	2017
Commissions and fees	$1,502,219	$1,383,899
Profit-sharing contingent commissions	(39,993)	(45,409)
Guaranteed supplemental commissions	(8,525)	(8,149)
Core commissions and fees	1,453,701	1,330,341
New Revenue Standard impact on core commissions and fees	(31,604)	—
Acquisitions	(39,520)	—
Dispositions	—	(1,195)
Organic Revenue	$1,382,577	$1,329,146

The growth rates for Organic Revenue, a non-GAAP financial measure, for the nine months ended September 30, 2018, by segment, are as follows:

2018	Retail (1)		National Programs		Wholesale Brokerage		Services		Total
(in thousands, except percentages)	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Commissions and fees	$771,152	$711,532	$373,990	$341,910	$219,199	$208,284	$137,878	$122,173	$1,502,219	$1,383,899
Total change	$59,620		$32,080		$10,915		$15,705		$118,320
Total growth %	8.4%		9.4%		5.2%		12.9%		8.5%
Profit-sharing contingent commissions	(17,879)	(22,380)	(17,290)	(16,038)	(4,824)	(6,991)	—	—	(39,993)	(45,409)
GSCs	(7,277)	(7,109)	(75)	(8)	(1,173)	(1,032)	—	—	(8,525)	(8,149)
Core commissions and fees	$745,996	$682,043	$356,625	$325,864	$213,202	$200,261	$137,878	$122,173	$1,453,701	$1,330,341
New Revenue Standard	(16,369)	—	(11,735)	—	927	—	(4,427)	—	(31,604)	—
Acquisition revenues	(29,783)	—	(4,493)	—	(1,087)	—	(4,157)	—	(39,520)	—
Divested business	—	(1,215)	—	20	—	—	—	—	—	(1,195)
Organic Revenue (2)	$699,844	$680,828	$340,397	$325,884	$213,042	$200,261	$129,294	$122,173	$1,382,577	$1,329,146
Organic Revenue growth (2)	$19,016		$14,513		$12,781		$7,121		$53,431
Organic Revenue growth % (2)	2.8%		4.5%		6.4%		5.8%		4.0%
(1)

The Retail Segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 12 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2)	A non-GAAP financial measure.

The reconciliation of income before incomes taxes, included in the Condensed Consolidated Statement of Income, to EBITDAC, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a non-GAAP measure, for the three months ended September 30, 2019, is as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Income before income taxes	$51,133	$46,629	$28,908	$14,775	$10,393	$151,838
Income Before Income Taxes Margin	15.1%	32.6%	33.2%	29.5%	NMF	24.5%
Amortization	15,821	6,264	2,797	1,390	—	26,272
Depreciation	1,897	1,779	422	315	1,402	5,815
Interest	22,287	3,557	1,105	1,164	(11,799)	16,314
Change in estimated acquisition earn-out payables	1,002	27	22	(6,321)	—	(5,270)
EBITDAC	$92,140	$58,256	$33,254	$11,323	$(4)	$194,969
EBITDAC Margin	27.3%	40.8%	38.2%	22.6%	NMF	31.5%

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

NMF = Not a meaningful figure

The reconciliation of income before incomes taxes, included in the Condensed Consolidated Statement of Income, to EBITDAC, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a non-GAAP measure, for the nine months ended September 30, 2019, is as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Income before income taxes	$189,191	$106,188	$67,421	$33,220	$27,860	$423,880
Income Before Income Taxes Margin	18.2%	27.6%	28.2%	22.1%	NMF	23.4%
Amortization	46,622	19,217	8,490	4,089	—	78,418
Depreciation	5,440	4,990	1,251	902	4,933	17,516
Interest	64,641	13,134	3,692	3,239	(36,901)	47,805
Change in estimated acquisition earn-out payables	326	(1,134)	(26)	(6,086)	—	(6,920)
EBITDAC	$306,220	$142,395	$80,828	$35,364	$(4,108)	$560,699
EBITDAC Margin	29.5%	37.1%	33.8%	23.5%	NMF	30.9%

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

NMF = Not a meaningful figure

Retail Segment

The Retail Segment provides a broad range of insurance products and services to commercial, public and quasi-public, professional and individual insured customers. Approximately 83% of the Retail Segment’s commissions and fees revenue is commission based. Because most of our other operating expenses are not correlated to changes in commissions on insurance premiums, a significant portion of any fluctuation in the commissions we receive, net of related producer compensation and cost to fulfill expense deferrals and releases as required by the New Revenue Standard, will result in a similar fluctuation in our income before income taxes, unless we make incremental investments or modifications to the costs in the organization.

Financial information relating to our Retail Segment for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(in thousands, except percentages)	2019	2018	% Change	2019	2018	% Change
REVENUES
Core commissions and fees	$326,841	$253,026	29.2%	$1,001,655	$746,890	34.1%
Profit-sharing contingent commissions	7,848	5,280	48.6%	26,054	17,879	45.7%
Guaranteed supplemental commissions	3,415	2,573	32.7%	9,211	7,277	26.6%
Investment income	28	1	NMF	45	2	NMF
Other income, net	(420)	207	NMF	716	758	(5.5%)
Total revenues	337,712	261,087	29.3%	1,037,681	772,806	34.3%
EXPENSES
Employee compensation and benefits	192,139	140,118	37.1%	567,245	416,427	36.2%
Other operating expenses	57,141	41,356	38.2%	168,435	123,410	36.5%
(Gain)/loss on disposal	(3,708)	(1)	NMF	(4,219)	(188)	NMF
Amortization	15,821	10,754	47.1%	46,622	31,498	48.0%
Depreciation	1,897	1,236	53.5%	5,440	3,746	45.2%
Interest	22,287	7,468	198.4%	64,641	21,377	NMF
Change in estimated acquisition earn-out payables	1,002	(1,068)	(193.8%)	326	552	(40.9%)
Total expenses	286,579	199,863	43.4%	848,490	596,822	42.2%
Income before income taxes	$51,133	$61,224	(16.5%)	$189,191	$175,984	7.5%
Income Before Income Taxes Margin (1)	15.1%	23.4%		18.2%	22.8%
EBITDAC (2)	$92,140	$79,614	15.7%	$306,220	$233,157	31.3%
EBITDAC Margin (2)	27.3%	30.5%		29.5%	30.2%
Organic Revenue growth rate (2)	2.9%	2.0%		4.0%	2.8%
Employee compensation and benefits relative to total revenues	56.9%	53.7%		54.7%	53.9%
Other operating expenses relative to total revenues	16.9%	15.8%		16.2%	16.0%
Capital expenditures	$2,266	$1,467	54.5%	$7,810	$5,828	34.0%
Total assets at September 30,				$6,155,670	$4,651,080	32.3%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The Retail Segment’s total revenues during the three months ended September 30, 2019 increased 29.3%, or $76.6 million, from the same period in 2018, to $337.7 million. The $73.8 million increase in core commissions and fees revenue was driven by: (i) approximately $68.3 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2018; (ii) an increase of $7.1 million related to net new and renewal business; and (iii) an offsetting decrease of $1.6 million related to commissions and fees recorded in 2018 from businesses since divested. Profit-sharing contingent commissions and GSCs for the third quarter of 2019 increased 43.4%, or $3.4 million, from the same period in 2018, to $11.3 million, primarily driven by acquisition activity in the past 12 months and qualifying for certain contingents and GSCs in the current year that we did not qualify for in 2018. The Retail Segment’s total commissions and fees increased by 29.7%, and the Organic Revenue growth rate was 2.9% for the third quarter of 2019. The Organic Revenue growth rate was driven by revenue from net new business written during the preceding 12 months. Net new business was impacted by rate increases in most lines of business with the most pronounced being the continued increases in commercial auto rates and employee benefits, partially offset by continued premium rate reductions in workers compensation.  Organic Revenue growth was realized in all lines of business.

Income before income taxes for the three months ended September 30, 2019 decreased 16.5%, or $10.1 million, from the same period in 2018, to $51.1 million. The primary factors affecting this were: (i) an increase in intercompany interest charges and amortization associated with new acquisitions, which more than offset (ii) the profit associated with the net increase in revenue as described above and (iii) a gain on a book sale.

EBITDAC for the three months ended September 30, 2019 increased 15.7%, or $12.5 million, from the same period in 2018, to $92.1 million.  EBITDAC Margin for the three months ended September 30, 2019 decreased to 27.3% from 30.5% in the same period in 2018.  The decrease in EBITDAC Margin was driven by: (i) the acquisition of the Hays Companies, which had a lower margin than the segmental average due to seasonality of new and renewal business; (ii) higher non-cash stock based compensation costs and the phasing of revenues for a recent acquisition, which offset (iii) the net Organic Revenue increase; (iv) higher profit-sharing contingent commissions and GSCs; (v) leveraging of the Segment’s cost base and (vi) realizing some benefits from previous investments.

The Retail Segment’s total revenues during the nine months ended September 30, 2019 increased 34.3%, or $264.9 million, from the same period in 2018, to $1,037.7 million. The $254.8 million increase in core commissions and fees revenue was driven by: (i) approximately $228.8 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2018; (ii) an increase of $29.3 million related to net new and renewal business; and (iii) an offsetting decrease of $3.3 million related to commissions and fees recorded in 2018 from businesses since divested. Profit-sharing contingent commissions and GSCs for the first nine months of 2019 increased 40.2%, or $10.1 million, from the same period in 2018, to $35.3 million, primarily driven by acquisition activity in the past 12 months and qualifying for certain contingents and GSCs in the current year that we did not qualify for in 2018. The Retail Segment’s total commissions and fees increased by 34.3%, and the Organic Revenue growth rate was 4.0% for the first nine months of 2019. The Organic Revenue growth rate was driven by revenue from net new business written during the preceding 12 months and growth on renewals of existing customers. New business was impacted by rate increases in most lines of business with continued increases in commercial auto rates and employee benefits, partially offset by continued premium rate reductions in workers compensation.  Organic Revenue growth was driven by most lines of business.

Income before income taxes for the nine months ended September 30, 2019 increased 7.5%, or $13.2 million, from the same period in 2018, to $189.2 million. The primary factors affecting this increase were: (i) the profit associated with the net increase in revenue as described above, offset by (ii) an increase in intercompany interest charges and amortization associated with new acquisitions.

EBITDAC for the nine months ended September 30, 2019 increased 31.3%, or $73.1 million, from the same period in 2018, to $306.2 million.  EBITDAC Margin for the nine months ended September 30, 2019 decreased to 29.5% from 30.2% in the same period in 2018.  The decrease in EBITDAC Margin was primarily driven by: (i) the acquisition of the Hays Companies which had a lower margin than the segmental average; which offset (ii) the net increase in revenue of $264.9 million; (iii) higher profit-sharing contingent commissions and GSCs; and (iv) leveraging of the Segment’s cost base and realizing some benefits from previous investments.

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

Financial information relating to our National Programs Segment for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(in thousands, except percentages)	2019	2018	% Change	2019	2018	% Change
REVENUES
Core commissions and fees	$137,466	$135,561	1.4%	$363,528	$356,625	1.9%
Profit-sharing contingent commissions	4,412	7,786	(43.3)%	9,365	17,290	(45.8)%
Guaranteed supplemental commissions	609	22	NMF	10,225	75	NMF
Investment income	375	138	171.7%	1,071	384	178.9%
Other income, net	(8)	12	(166.7)%	42	60	(30.0)%
Total revenues	142,854	143,519	(0.5)%	384,231	374,434	2.6%
EXPENSES
Employee compensation and benefits	57,052	54,034	5.6%	163,849	161,681	1.3%
Other operating expenses	27,653	26,848	3.0%	78,094	75,505	3.4%
(Gain)/loss on disposal	(107)	1,107	(109.7)%	(107)	1,107	(109.7)%
Amortization	6,264	6,736	(7.0)%	19,217	19,383	(0.9)%
Depreciation	1,779	1,346	32.2%	4,990	4,087	22.1%
Interest	3,557	6,147	(42.1)%	13,134	20,019	(34.4)%
Change in estimated acquisition earn-out payables	27	594	(95.5)%	(1,134)	843	NMF
Total expenses	96,225	96,812	(0.6)%	278,043	282,625	(1.6)%
Income before income taxes	$46,629	$46,707	(0.2)%	$106,188	$91,809	15.7%
Income Before Income Taxes Margin (1)	32.6%	32.5%		27.6%	24.5%
EBITDAC (2)	$58,256	$61,530	(5.3)%	$142,395	$136,141	4.6%
EBITDAC Margin (2)	40.8%	42.9%		37.1%	36.4%
Organic Revenue growth rate (2)	1.6%	(3.3)%		0.5%	4.5%
Employee compensation and benefits relative to total revenues	39.9%	37.6%		42.6%	43.2%
Other operating expenses relative to total revenues	19.4%	18.7%		20.3%	20.2%
Capital expenditures	$1,276	$2,420	(47.3)%	$7,786	$7,313	6.5%
Total assets at September 30,				$3,315,656	$2,933,465	13.0%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The National Programs Segment’s total revenue for the three months ended September 30, 2019 decreased 0.5%, or $0.7 million, from the same period in 2018, to $142.9 million. The $1.9 million increase in core commissions and fees revenue was driven by: (i) $2.1 million related to net new and renewal business inclusive of an $8.0 million negative impact from a one-time adjustment recorded in the prior year related to implementation of the New Revenue Standard; and (iii) an offsetting decrease of $0.2 million related to commissions and fees recorded in 2018 from businesses since divested. Profit-sharing contingent commissions and GSCs were $5.0 million for the third quarter of 2019, which was a decrease of $2.8 million from the third quarter of 2018, primarily driven by loss development on several of our programs.

The National Programs Segment’s total commissions and fees decreased by 0.6%, and the Organic Revenue growth rate was 1.6%, for the three months ended September 30, 2019. The Organic Revenue growth rate increase was driven by many of our programs, including commercial and residential earthquake, flood insurance business and our education program which was partially offset by an $8.0 million one-time adjustment related to implementation of the New Revenue Standard in our lender placement business that was recorded in the third quarter of 2018.

Income before income taxes for the three months ended September 30, 2019 decreased 0.2%, or $0.1 million, from the same period in 2018, to $46.6 million. Income before income taxes decreased slightly due to decreased profit-sharing contingent commissions partially offset by lower intercompany interest expense.

EBITDAC for the three months ended September 30, 2019 decreased 5.3%, or $3.3 million, from the same period in 2018, to $58.3 million.  EBITDAC Margin for the three months ended September 30, 2019 decreased to 40.8% from 42.9% in the same period in 2018.  The decrease in EBITDAC Margin was related to lower profit-sharing contingent commissions and a one-time revenue recognition adjustment in our lender placement business that was recorded in the third quarter of 2018, both which more than offset margin expansion from Organic Revenue growth and leveraging our expense base.

The National Programs Segment’s total revenue for the nine months ended September 30, 2019 increased 2.6%, or $9.8 million, from the same period in 2018, to $384.2 million. The $6.9 million increase in core commissions and fees revenue was driven by: (i) approximately $5.7 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2018; (ii) an increase of $1.9 million related to net new and renewal business which includes an $8 million negative impact from a one-time adjustment recorded last year related to implementation of the New Revenue Standard; and (iii) an offsetting decrease of $0.7 million related to commissions and fees recorded in 2018 from businesses since divested. Profit-sharing contingent commissions and GSCs were $19.6 million for the first nine months of 2019, which was an increase of $2.2 million from the same period in 2018, primarily driven by a one-time GSC received by one of our programs, partially offset by lower profit-sharing contingent commission due to loss development on several of our programs.

The National Programs Segment’s total commissions and fees increased by 2.4%, and Organic Revenue increased 0.5%, for the nine months ended September 30, 2019. The Organic Revenue increase was driven by many of our programs, including commercial and residential earthquake, all risk wind business, sports & entertainment business and the education program, which was substantially offset by a one-time adjustment related to implementation of the New Revenue Standard in our lender placement business that was recorded in the third quarter of 2018.

Income before income taxes for the nine months ended September 30, 2019 increased 15.7%, or $14.4 million, from the same period in 2018, to $106.2 million. The increase was due to a one-time GSC received by one of our programs along with lower intercompany interest expense which was partially offset by lower profit-sharing contingent commissions.

EBITDAC for the nine months ended September 30, 2019 increased 4.6%, or $6.3 million, from the same period in 2018, to $142.4 million.  EBITDAC Margin for the nine months ended September 30, 2019 increased to 37.1% from 36.4% in the same period in 2018.  The increase in EBITDAC Margin was driven by Organic Revenue growth and the net increase in profit-sharing contingent commissions and GSCs, primarily from a one-time GSC received by one of our programs, and was impacted by the one-time adjustment related to implementation of the New Revenue Standard noted above.

Wholesale Brokerage Segment

The Wholesale Brokerage Segment markets and sells excess and surplus commercial and personal lines insurance, primarily through independent agents and brokers, including Brown & Brown retail agents. Like the Retail and National Programs Segments, the Wholesale Brokerage Segment’s revenues are primarily commission based.

Financial information relating to our Wholesale Brokerage Segment for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(in thousands, except percentages)	2019	2018	% Change	2019	2018	% Change
REVENUES
Core commissions and fees	$84,461	$76,147	10.9%	$230,634	$213,202	8.2%
Profit-sharing contingent commissions	1,927	1,261	52.8%	6,073	4,824	25.9%
Guaranteed supplemental commissions	598	458	30.6%	1,564	1,173	33.3%
Investment income	48	44	9.1%	131	125	4.8%
Other income, net	75	99	(24.2%)	387	401	(3.5%)
Total revenues	87,109	78,009	11.7%	238,789	219,725	8.7%
EXPENSES
Employee compensation and benefits	40,673	37,027	9.8%	119,000	111,985	6.3%
Other operating expenses	13,182	12,854	2.6%	38,961	37,348	4.3%
(Gain)/loss on disposal	—	—	—%	—	—	—%
Amortization	2,797	2,878	(2.8%)	8,490	8,537	(0.6%)
Depreciation	422	385	9.6%	1,251	1,238	1.1%
Interest	1,105	1,233	(10.4%)	3,692	4,039	(8.6%)
Change in estimated acquisition earn-out payables	22	18	22.2%	(26)	1,034	(102.5%)
Total expenses	58,201	54,395	7.0%	171,368	164,181	4.4%
Income before income taxes	$28,908	$23,614	22.4%	$67,421	$55,544	21.4%
Income Before Income Taxes Margin (1)	33.2%	30.3%		28.2%	25.3%
EBITDAC (2)	$33,254	$28,128	18.2%	$80,828	$70,392	14.8%
EBITDAC Margin (2)	38.2%	36.1%		33.8%	32.0%
Organic Revenue growth rate (2)	11.0%	7.7%		7.3%	6.4%
Employee compensation and benefits relative to total revenues	46.7%	47.5%		49.8%	51.0%
Other operating expenses relative to total revenues	15.1%	16.5%		16.3%	17.0%
Capital expenditures	$768	$895	(14.2%)	$2,470	$1,762	40.2%
Total assets at September 30,				$1,406,709	$1,272,795	10.5%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The Wholesale Brokerage Segment’s total revenues for the three months ended September 30, 2019 increased 11.7%, or $9.1 million, from the same period in 2018, to $87.1 million. The $8.3 million net increase in core commissions and fees revenue was driven primarily by: (i) $8.3 million related to net new and renewal business; (ii) $0.3 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2018; and (iii) an offsetting $0.3 million decrease related to commissions and fees recorded in 2018 from businesses since divested. Profit-sharing contingent commissions and GSCs for the third quarter of 2019 increased approximately $0.8 million compared to the third quarter of 2018. The Wholesale Brokerage Segment’s growth rate for total commissions and fees was 11.7%, and the Organic Revenue growth rate was 11.0% for the third quarter of 2019. The Organic Revenue growth rate was driven by net new business, some rate increases for property accounts and casualty business, and modest increases in exposure units.

Income before income taxes for the three months ended September 30, 2019 increased 22.4%, or $5.3 million from the same period in 2018, to $28.9 million. The increase was due to: (i) higher Organic Revenue growth; (ii) slightly higher profit-sharing contingent commissions; and (iii) leveraging our expense base.

EBITDAC for the three months ended September 30, 2019 increased 18.2%, or $5.1 million from the same period in 2018, to $33.3 million.  EBITDAC Margin for the three months ended September 30, 2019 increased to 38.2% from 36.1% in the same period in 2018.  The increase was due to: (i) the profit from increased core commissions and fees (ii) slightly higher profit-sharing contingent commissions; and (iii) leveraging our expense base.

The Wholesale Brokerage Segment’s total revenues for the nine months ended September 30, 2019 increased 8.7%, or $19.1 million, from the same period in 2018, to $238.8 million. The $17.4 million net increase in core commissions and fees revenue was driven primarily by: (i) $15.5 million related to net new and renewal business; (ii) $2.9 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2018; and (iii) an offsetting $1.0 million decrease related to commissions and fees recorded in 2018 from businesses since divested. Profit-sharing contingent commissions and GSCs for the first nine months of 2019 increased approximately $1.6 million compared to the same period of 2018. The Wholesale Brokerage Segment’s growth rate for total commissions and fees was 8.7%, and the Organic Revenue growth rate was 7.3% for the first nine months of 2019. The Organic Revenue growth rate was driven by net new business, some rate increases for property accounts and casualty business, and modest increases in exposure units.

Income before income taxes for the nine months ended September 30, 2019 increased 21.4%, or $11.9 million from the same period in 2018, to $67.4 million. The increase was due to (i) higher Organic Revenue growth; (ii) slightly higher profit-sharing contingent commissions and GSCs; and (iii) leveraging our expense base.

EBITDAC for the nine months ended September 30, 2019 increased 14.8%, or $10.4 million from the same period in 2018, to $80.8 million.  EBITDAC Margin for the nine months ended September 30, 2019 increased to 33.8% from 32.0% in the same period in 2018.  The increase was due to (i) higher Organic Revenue growth; (ii) slightly higher profit-sharing contingent commissions and GSCs; and (iii) leveraging our expense base.

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

Financial information relating to our Services Segment for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(in thousands, except percentages)	2019	2018	% Change	2019	2018	% Change
REVENUES
Core commissions and fees	$50,069	$48,054	4.2%	150,276	137,878	9.0%
Profit-sharing contingent commissions	—	—	—%	—	—	—%
Guaranteed supplemental commissions	—	—	—%	—	—	—%
Investment income	35	51	(31.4%)	117	160	(26.9%)
Other income, net	2	—	—%	2	—	—%
Total revenues	50,106	48,105	4.2%	150,395	138,038	9.0%
EXPENSES
Employee compensation and benefits	23,311	22,597	3.2%	69,119	63,950	8.1%
Other operating expenses	15,472	15,913	(2.8%)	45,912	45,814	0.2%
(Gain)/loss on disposal	—	—	—%	—	(2,463)	(100.0%)
Amortization	1,390	1,269	9.5%	4,089	3,543	15.4%
Depreciation	315	393	(19.8%)	902	1,183	(23.8%)
Interest	1,164	846	37.6%	3,239	2,023	60.1%
Change in estimated acquisition earn-out payables	(6,321)	99	NMF	(6,086)	99	NMF
Total expenses	35,331	41,117	(14.1%)	117,175	114,149	2.7%
Income before income taxes	$14,775	$6,988	111.4%	$33,220	$23,889	39.1%
Income Before Income Taxes Margin (1)	29.5%	14.5%		22.1%	17.3%
EBITDAC (2)	$11,323	$9,595	18.0%	$35,364	$30,737	15.1%
EBITDAC Margin (2)	22.6%	19.9%		23.5%	22.3%
Organic Revenue growth rate (2)	(0.7%)	2.1%		(1.5%)	5.8%
Employee compensation and benefits relative to total revenues	46.5%	47.0%		46.0%	46.3%
Other operating expenses relative to total revenues	30.9%	33.1%		30.5%	33.2%
Capital expenditures	$209	$366	(42.9%)	$540	$798	(32.3%)
Total assets at September 30,				$469,292	$448,027	4.7%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The Services Segment’s total revenues for the three months ended September 30, 2019 increased 4.2%, or $2.0 million, over the same period in 2018, to $50.1 million. The $2.0 million net increase in core commissions and fees revenue was driven primarily by: (i) $2.3 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2018; and (ii) an offsetting decrease of $0.3 million related to net new and renewal business. The Services Segment’s growth rate for total commissions and fees was 4.2%, and Organic Revenue declined 0.7% for the third quarter of 2019. The Organic Revenue decline was impacted by lower claims in our Social Security advocacy business, resulting from previous completion of advocacy work on a book of business, which offset Organic Revenue growth in most other businesses.

Income before income taxes for the three months ended September 30, 2019 increased 111.4%, or $7.8 million, from the same period in 2018, to $14.8 million as a result of the mix of business growth, the management of expenses, and change in estimated acquisition earnout.

EBITDAC for the three months ended September 30, 2019 increased 18.0%, or $1.7 million, from the same period in 2018, to $11.3 million.  EBITDAC Margin for the three months ended September 30, 2019 increased to 22.6% from 19.9% in the same period in 2018.  The increase in EBITDAC Margin was driven by business mix and management of expenses.

The Services Segment’s total revenues for the nine months ended September 30, 2019 increased 9.0%, or $12.4 million, over the same period in 2018, to $150.4 million. The $12.4 million net increase in core commissions and fees revenue was driven primarily by: (i) $14.4 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2018; and (ii) an offsetting decrease of $2.0 million related to net new and renewal business. The Services Segment’s growth rate for total commissions and fees was 9.0%, and Organic Revenue declined 1.5% for the first nine months of 2019. The Organic Revenue decline was impacted by lower claims in our Social Security advocacy business, resulting from previous completion of advocacy work on a book of business, which offset Organic Revenue growth in most other businesses.

Income before income taxes for the nine months ended September 30, 2019 increased 39.1%, or $9.3 million, from the same period in 2018, to $33.2 million as a result of the mix of business growth, the management of expenses and a change in estimated acquisition earnout.

EBITDAC for the nine months ended September 30, 2019 increased 15.1%, or $4.6 million, from the same period in 2018, to $35.4 million.  EBITDAC Margin for the nine months ended September 30, 2019 increased to 23.5% from 22.3% in the same period in 2018.  The increase in EBITDAC Margin was driven by the management of expenses and leveraging total revenue growth.

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

Contractual Cash Obligations

As of September 30, 2019, our contractual cash obligations were as follows:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$1,578,750	$55,000	$456,250	$717,500	$350,000
Other liabilities (1)	67,211	3,254	5,252	4,143	54,562
Operating leases	247,140	48,400	83,848	56,404	58,488
Interest obligations	335,985	64,749	118,830	82,187	70,219
Unrecognized tax benefits	1,920	—	1,920	—	—
Maximum future acquisition contingency payments (2)	310,636	35,851	188,023	86,762	—
Total contractual cash obligations	$2,541,642	$207,254	$854,123	$946,996	$533,269
(1)	Includes the current portion of other long-term liabilities.
(2)	Includes $146.6 million of current and non-current estimated earn-out payables

Debt

Total debt at September 30, 2019 was $1,568.6 million net of unamortized discount and debt issuance costs, which was an increase of $61.6 million compared to December 31, 2018. The increase includes a drawdown on the Revolving Credit Facility of $100.0 million on August 9, 2019 in connection with the acquisition of CKP Insurance, LLC (CKP) and various other acquisitions closed in the month of August 2019. The increase was offset by the repayment of the principal balance of $36.3 million for scheduled principal amortization balances related to our various existing floating rate debt term notes, as well as an additional contra liability for discount to par and aggregate debt issuance costs in total of $3.7 million related to the issuance of the Company's 4.500% Senior Notes due 2029 as of September 30, 2019, net of the amortization of discounted debt related to our various unsecured Senior Notes, and debt issuance cost amortization of $1.5 million.

On March 11, 2019, the Company completed the issuance of $350.0 million aggregate principal amount of the Company's 4.500% Senior Notes due 2029. The Senior Notes were given investment grade ratings of BBB-/Baa3 with a stable outlook. The notes are subject to certain covenant restrictions which are customary for credit-rated obligations. At the time of funding, the proceeds were offered at a discount of the original note amount which also excluded an underwriting fee discount. The net proceeds received from the issuance were used to repay a portion of the outstanding balance of $350.0 million on the Revolving Credit Facility, utilized in connection with financing related to the Hays Companies acquisition, and for other general corporate purposes. As of September 30, 2019, there was an outstanding debt balance of $350.0 million exclusive of the associated discount balance.

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

Our invested assets are held primarily as cash and cash equivalents, restricted cash, available-for-sale marketable debt securities, non-marketable debt securities, certificates of deposit, U.S. treasury securities, and professionally managed short duration fixed income funds. These investments are subject to interest rate risk. The fair values of our invested assets at September 30, 2019 and December 31, 2018, approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.

We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date.

As of September 30, 2019, we had $728.8 million of borrowings outstanding under our various term loans, which bear interest on a floating basis tied to the London Interbank Offered Rate (“LIBOR”) and therefore can result in changes to our associated interest expense. The effect of an immediate hypothetical 10% change in interest rates would not have a material effect on our Condensed Consolidated Financial Statements.

We are subject to exchange rate risk primarily in our U.K.-based wholesale brokerage business that has a cost base principally denominated in British pounds and a revenue base in several other currencies, but principally in U.S. dollars. Based upon our foreign currency rate exposure as of September 30, 2019, an immediate 10% hypothetical change of foreign currency exchange rates would not have a material effect on our Condensed Consolidated Financial Statements.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation (the “Evaluation”) required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of September 30, 2019. Based upon the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

ITEM 1. Legal Proceedings

In Item 3 of Part I of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2018, certain information concerning litigation claims arising in the ordinary course of business was disclosed. Such information was current as of the date of filing. During the Company’s fiscal quarter ended September 30, 2019, no new legal proceedings, or material developments with respect to existing legal proceedings, occurred which require disclosure in this Quarterly Report on Form 10-Q.

ITEM 1A. Risk Factors

There were no material changes in the risk factors previously disclosed in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our repurchase of shares of our common stock during the three months ended September 30, 2019:

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum value that may yet be purchased under the plans or programs (3)
July 1, 2019 to July 31, 2019	115,742	$33.53	—	$499,953,029
August 1, 2019 to August 31, 2019	1,039	36.30	—	499,953,029
September 1, 2019 to September 30, 2019	275,581	35.43	274,981	490,211,010
Total	392,362	$34.87	274,981	$490,211,010

(1)

We purchased 392,362 shares during the quarter ended September 30, 2019, of which 274,981 shares were purchased in open market transactions, and 117,381 shares were acquired from our employees to cover required tax withholdings on the vesting of shares in our equity compensation plans.

(2)	Between September 13, 2019 and September 30, 2019, the Company made share repurchases in the open market of 274,981 shares at a total cost of $9.7 million.
(3)

On May 1, 2019, the Board of Directors approved an additional repurchase authorization amount of $372.5 million to bring the total available share repurchase authorization to approximately $500.0 million. After completing these open market share repurchases, the Company’s outstanding Board approved share repurchase authorization is $490.2 million. Between the first quarter of 2014 and September 30, 2019, the Company repurchased a total of approximately 14.6 million shares for an aggregate cost of approximately $507.3 million.

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

3.2	By-Laws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on October 12, 2016).

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in inline XBRL, include: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in inline XBRL and included in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN & BROWN, INC.

/s/ R. Andrew Watts
Date: October 30, 2019	R. Andrew Watts
Executive Vice President, Chief Financial Officer and Treasurer
(duly authorized officer, principal financial officer and principal accounting officer)