Form 10-K
period 2019-12-31
BROWN & BROWN, INC.
filed 2020-02-24
CIK 79282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was last sold on June 30, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was $7,853,765,460.

The number of shares of the Registrant’s common stock, $0.10 par value, outstanding as of February 20, 2020 was 281,552,678.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Brown & Brown, Inc.’s Proxy Statement for the 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

BROWN & BROWN, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

Disclosure Regarding Forward-Looking Statements

Brown & Brown, Inc., together with its subsidiaries (collectively, “we,” “Brown & Brown” or the “Company”), makes “forward-looking statements” within the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995, as amended, throughout this report and in the documents we incorporate by reference into this report. You can identify these statements by forward-looking words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “plan” and “continue” or similar words. We have based these statements on our current expectations about potential future events. Although we believe the expectations expressed in the forward-looking statements included in this Form 10-K and the reports, statements, information and announcements incorporated by reference into this report are based upon reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. Many of these factors have previously been identified in filings or statements made by us or on our behalf. Important factors which could cause our actual results to differ materially from the forward-looking statements in this report include but are not limited to the following items, in addition to those matters described in Part I, Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

•	The inability to retain or hire qualified employees, as well as the loss of any of our executive officers or other key employees;
•

Acquisition-related risks that could negatively affect the success of our growth strategy, including the possibility that we may not be able successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into our operations, and expand into new markets continuing;

•	A cybersecurity attack or any other interruption in information technology and/or data security and/or outsourcing relationships;
•	The requirement for additional resources and time to adequately respond to dynamics resulting from rapid technological change;
•	Changes in data privacy and protection laws and regulations or any failure to comply with such laws and regulations;
•	The loss of any of our insurance company relationships, which could result in additional expense and loss of market share;
•	Adverse economic conditions, natural disasters, or regulatory changes in states where we have a high concentration of our business;
•	The inability to maintain our culture or a change in management, management philosophy or our business strategy;
•	Risks facing us in our Services Segment, including our third-party claims administration operations, that are distinct from those we face in our insurance intermediary operations;
•	Our failure to comply with any covenants contained in our debt agreements;
•	The possibility that covenants in our debt agreements could prevent use from engaging in certain potentially beneficial activities;
•	Changes in estimates, judgments or assumptions used in the preparation of our financial statements;
•	Improper disclosure of confidential information;
•	The limitations of our system of disclosure and internal controls and procedures in preventing errors or fraud, or in informing management of all material information in a timely manner;
•	The potential adverse effect of certain actual or potential claims, regulatory actions or proceedings on our businesses, results of operations, financial condition or liquidity;
•	Changes in the U.S.-based credit markets that might adversely affect our results of operation and financial condition;
•	The significant control certain existing shareholders have over the Company;
•	Risk related to our international operations, which may require more time and expense than our domestic options to achieve or maintain profitability;
•

Risks associated with the current interest rate environment and to the extent we use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income;

•

Disintermediation within the insurance industry, including increased competition from insurance companies, technology companies and the financial services industry, as well as the shift away from traditional insurance markets;

•	Changes in current U.S. economic conditions;
•	Conditions that result in reduced insurer capacity;
•	Quarterly and annual variations in our commissions that result from the timing of policy renewals and the net effect of new and lost business production;
•	The possibility that one of the financial institutions we use fails or is taken over by the U.S. Federal Deposit Insurance Corporation (FDIC)
•	Uncertainty in our business practices and compensation arrangements due to potential changes in regulations;
•

Regulatory changes that could reduce our profitability or growth by increasing compliance costs, technology compliance, restricting the products or services we may sell, the markets we may enter, the methods by which we may sell our products and services, or the prices we may charge for our services and the form of compensation we may accept from our customers, carriers and third parties.

•	Intangible asset risk, including the possibility that our goodwill may become impaired in the future;
•	A decrease in demand for liability insurance as a result of tort reform litigation;
•	Changes in our credit ratings;
•	Volatility in our stock price; and
•	Other risks and uncertainties as may be detailed from time to time in our public announcements and Securities and Exchange Commission (“SEC”) filings.

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

PART I

ITEM 1. Business.

General

Brown & Brown is a diversified insurance agency, wholesale brokerage, insurance programs and service organization with origins dating from 1939 and is headquartered in Daytona Beach, Florida. The Company markets and sells insurance products and services, primarily in the property, casualty and employee benefits areas. We provide our customers with quality, non-investment insurance contracts, as well as other targeted, customized risk management products and services. As an agent and broker, we do not assume underwriting risks with the exception of the activity in The Wright Insurance Group, LLC (“Wright”). Within Wright, we operate a write-your-own flood insurance carrier, Wright National Flood Insurance Company (“WNFIC”). WNFIC’s underwriting business consists entirely of policies written pursuant to the National Flood Insurance Program (“NFIP”), the program administered by the Federal Emergency Management Agency (“FEMA”), and excess flood policies which are fully reinsured, thereby substantially eliminating WNFIC’s exposure to underwriting risk, as these policies are backed by either FEMA or a reinsurance carrier with an AM Best Company rating of “A” or better.

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

As of December 31, 2019, our activities were conducted in 311 locations in 44 states as follows, as well as in England, Bermuda, and the Cayman Islands:

Florida	52	Virginia	6	Rhode Island	2
California	29	Arkansas	5	Tennessee	2
Texas	20	Colorado	5	Alabama	1
New York	19	Connecticut	4	Delaware	1
Massachusetts	16	Hawaii	4	Iowa	1
Washington	15	Indiana	4	Maine	1
New Jersey	14	Michigan	4	Mississippi	1
Pennsylvania	12	Wisconsin	4	Montana	1
Georgia	10	Kentucky	3	North Carolina	1
Louisiana	10	Maryland	3	New Hampshire	1
Minnesota	9	New Mexico	3	Nevada	1
Oregon	9	Ohio	3	South Dakota	1
Illinois	8	Oklahoma	3	Utah	1
Arizona	7	South Carolina	3	Vermont	1
Missouri	6	Kansas	2

Industry Overview

Premium pricing within the property and casualty insurance underwriting (risk-bearing) industry has historically been cyclical in nature and has varied widely based upon market conditions with a “hard” market in which premium rates are increasing or a “soft” market, characterized by stable or declining premium rates in many lines and geographic areas. Premium pricing is influenced by many factors including loss experience, interest rates and the availability of capital being deployed into the insurance market in search of returns.

Segment Information

Our business is divided into four reportable segments: (1) the Retail Segment, (2) the National Programs Segment, (3) the Wholesale Brokerage Segment and (4) the Services Segment. The Retail Segment provides a broad range of insurance products and services to commercial, public and quasi-public entities, and to professional and individual customers, and non-insurance risk-mitigating products through our automobile dealer services (“F&I”) businesses. The National Programs Segment, which acts as a managing general agent (“MGA”), provides professional liability and related package products for certain professionals, a range of insurance products for individuals, flood coverage, and targeted products and services designated for specific industries, trade groups, governmental entities and market niches, all of which are delivered through a nationwide network of independent agents, including Brown & Brown retail agents. The Wholesale Brokerage Segment markets and sells excess and surplus commercial and personal lines insurance, primarily through independent agents and brokers, as well as Brown & Brown retail agents. The Services Segment provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare Set-aside services, Social Security disability and Medicare benefits advocacy services and claims adjusting services.

The following table summarizes (1) the commissions and fees generated by each of our reportable operating segments for 2019, 2018 and 2017, and (2) the percentage of our total commissions and fees represented by each segment for each such period:

(in thousands, except percentages)	2019	%	2018	%	2017	%
Retail Segment	$1,366,016	57.3%	$1,041,691	51.8%	$942,247	50.7%
National Programs Segment	516,915	21.7%	493,878	24.6%	479,017	25.8%
Wholesale Brokerage Segment	309,426	13.0%	286,364	14.2%	271,141	14.6%
Services Segment	193,641	8.1%	189,041	9.4%	165,073	8.9%
Other	(1,261)	(0.1)%	(1,117)	(0.0)%	(208)	(0.0)%
Total	$2,384,737	100.0%	$2,009,857	100.0%	$1,857,270	100.0%

We conduct all of our operations within the United States of America, except for one Wholesale Brokerage operation based in England, one National Programs operation in Canada and Retail operations based in Bermuda and The Cayman Islands. These operations generated $17.7 million, $15.2 million and $15.9 million of revenues for the years ended December 31, 2019, 2018 and 2017, respectively. We do not have any material foreign long-lived assets.

See Note 17 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional segment financial data relating to our business.

Retail Segment

As of December 31, 2019, our Retail Segment employed 5,406  employees. Our retail insurance agency business provides a broad range of insurance products and services to commercial, public and quasi-public entities, professional and individual customers, and non-insurance risk-mitigating products through our automobile dealer services (“F&I”) businesses. The categories of insurance we principally sell include: commercial packages, group medical, workers’ compensation, property risk and general liability. We also sell and service group and individual life, accident, disability, health, hospitalization, medical, dental and other ancillary insurance products.

No material part of our retail business is attributable to a single customer or a few customers. During 2019, commissions and fees from our largest single Retail Segment customer represented three tenths of one percent (0.3)% of the Retail Segment’s total commissions and fees.

In connection with the selling and marketing of insurance coverages, we provide a broad range of related services to our customers, such as risk management strategies, loss control surveys and analysis, consultation in connection with placing insurance coverages and claims processing.

National Programs Segment

As of December 31, 2019, our National Programs Segment employed 2,004 employees. Our National Programs Segment works with over 100 well-capitalized carrier partners, offering over 40 programs, which can be grouped into five broad categories: (1) Professional Programs, (2) Personal Lines Programs, (3) Commercial Programs, (4) Public Entity-Related Programs, and (5) the National Flood Program:

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

Below are brief descriptions of the Professional Programs:

Dentists: First initiated in 1969, the Professional Protector Plan® (“PPP®”) for Dentists provides dental professionals insurance products including professional and general liability, property, employment practices liability, workers’ compensation, claims and risk management. The PPP recognized the importance of policyholder and customer service and developed a customized, proprietary, web-based rating and policy issuance system, which provides a seamless policy delivery resource and access to policy information on a real time basis. Obtaining endorsements from state and local dental societies and associations plays an integral role in the PPP partnership. Also available through the Dentists program is cyber/data breach insurance offering a solution to privacy breaches and information security exposures tailored to the needs of healthcare organizations.

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

Wedding Protector Plan® and Protector Plan® for Events: These programs provide an online wedding and private event cancellation and postponement insurance policy that offers financial protection if certain unfortunate or unforeseen events should occur during the period leading up to and including the wedding or event date. Liability and liquor liability are available as options.

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

Personal Lines Programs. Arrowhead is an MGA, General Agent (“GA”), and Program Administrator (“PA”) to the property and casualty insurance industry. Arrowhead acts as a virtual insurer and can provide outsourced product development, marketing, underwriting, actuarial, compliance and claims and other administrative services to insurance carrier partners. As an MGA, Arrowhead has the authority to underwrite, bind insurance carriers, issue policies, collect premiums and provide administrative and claims services.

Below are brief descriptions of the Personal Lines Programs:

Personal Property: mono-line property coverage for homeowners and renters in numerous states.

Residential Earthquake: specializes in mono-line residential earthquake coverage for home and condominium owners in several states, including California.

Wheels: provides private passenger automobile and motorcycle coverage for a range of drivers. Arrowhead’s auto program offers two personal auto coverage types: one traditional non-standard auto product offering minimum state required liability limits and another targeting full coverage, multi-vehicle risks. The auto product is written in several states including Georgia, Michigan, and Alabama, South Carolina and Tennessee.

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

Below are brief descriptions of the Commercial Programs:

Affinity programs provide package coverage to booksellers and security alarm installers.

All Risk is a program writing all risks meaning that any risk that the contract does not specifically omit is automatically covered. The coverages usually include commercial earthquake, wind, fire and flood. The All Risk program writes insurance on both primary and excess, shared and layered programs.

American Specialty Insurance & Risk Services, Inc. provides insurance and risk management services for customers in professional sports, motor sports, amateur sports and the entertainment industry.

Automotive Aftermarket was launched in 2012 and writes commercial package insurance for non-dealership automotive services such as mechanical repair shops, brake shops, transmissions shops, oil and lube shops, parts retailers and wholesalers, tire retailers and wholesalers, and auto recyclers. This program distributes product through a direct sales force, independent agencies and our Retail Segment.

Bellingham Underwriters focuses on the commercial transportation industry and companies that are in the business of supporting the commercial transportation industry. The trucking program is specifically designed to handle all coverages for a truck owner. Other programs include specialty auto, repair services, forest products and commercial ambulance.

Core Commercial targets accounts paying under $100,000 in annual premium, this program offers business owner’s policies (BOPs) and commercial package coverages for a broad range of industries nationwide.

Daily Rental provides loaner car coverage for auto dealerships.

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

Sigma Underwriting Managers is a nationwide wind catastrophic property insurance specialist for commercial and habitational properties and has over 100 years of underwriting experience. The commercial nationwide program is designed to write all types of low-to-medium-hazard properties including adult living facilities, hotels/motels, medical offices, shopping centers, restaurants, warehouses and churches. The Florida habitational property program is a high-valued property program for commercial residential accounts.

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

Public Entity-Related Programs. Public Entity-Related Programs administer various insurance trusts specifically created for cities, counties, municipalities, school boards, special taxing districts and quasi-governmental agencies. These insurance coverages can range from providing fully-insured programs to establishing risk retention insurance pools to excess and facultative specific coverages.

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

Wholesale Brokerage Segment

At December 31, 2019, our Wholesale Brokerage Segment employed 1,316 employees. Our Wholesale Brokerage Segment markets and sells excess and surplus commercial insurance products and services to retail insurance agencies (including Brown & Brown retail offices). The Wholesale Brokerage Segment offices represent various U.S. and U.K. surplus lines insurance companies. Additionally, certain offices are also Lloyd’s of London correspondents. The Wholesale Brokerage Segment also represents admitted insurance companies for purposes of affording access to such companies for smaller agencies that otherwise do not have access to large insurance company representation. Excess and surplus insurance products encompass many insurance coverages, including personal lines, homeowners, yachts, jewelry, commercial property and casualty, commercial automobile, garage, restaurant, builder’s risk and inland marine lines. Difficult-to-insure general liability and products liability coverages are a specialty, as is excess workers’ compensation coverage. Wholesale brokers solicit business through mailings and direct contact with retail agency representatives. During 2019, commissions and fees from our largest Wholesale Brokerage Segment customer represented approximately 1.0% of the Wholesale Brokerage Segment’s total commissions and fees.

Services Segment

At December 31, 2019, our Services Segment employed 1,052 employees and provided a wide range of insurance-related services.

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

American Claims Management (“ACM”) provides third-party administration (“TPA”) services to both the commercial and personal property and casualty insurance markets on a nationwide basis, and provides claims adjusting, administration, subrogation, litigation and data management services to insurance companies, self-insureds, public municipalities, insurance brokers and corporate entities. ACM’s services also include managed care, claim investigations, field adjusting and audit services. Approximately 64% of ACM’s 2019 revenues were derived from various Arrowhead programs in our National Programs Segment, with the remainder generated from third parties.

ICA provides comprehensive claims management solutions for both personal and commercial lines of insurance. ICA is a national service provider for daily claims, catastrophic claims, vendor management, TPA operations and staff augmentation. Additional claims services offered by ICA include first notice of loss, fast track, field appraisals and quality control.

MEDVAL, LLC, provides an end to end solution for Medicare Secondary Payer compliance, including Medicare Set-Aside allocations, conditional payment negotiation and resolution, structured settlements/annuity funding, professional administration, and a post-settlement durable medical equipment and pharmacy program.  MEDVAL’s offerings are all done in-house, and under one umbrella to provide the most consistent and reliable results.

NuQuest provides a full spectrum of Medicare Secondary Payer statutory compliance services, from Medicare Set-aside Allocation through Professional Administration to over 250 insurance carriers, third-party administrators, self-insured employers, attorneys, brokers and related claims professionals nationwide. Specialty services include medical projections, life care plans, Medicare Set-aside analysis, allocation and administration.

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

In 2019, our four largest contracts represented approximately 20.0% of fees revenues in our Services Segment.

Employees

At December 31, 2019, the Company had 10,083 employees. We have agreements with our sales employees and certain other employees that include provisions: (1) protecting our confidential information and trade secrets, (2) restricting their ability post-employment to solicit the business of our customers, and (3) preventing the hiring of our employees for a period of time after separation from employment with us. The enforceability of such agreements varies from state to state depending upon applicable law and factual circumstances. The majority of our employment relationships are at-will and terminable by either party at any time; however, the covenants regarding confidential information and non-solicitation of our customers and employees generally extend for a period of at least two years after cessation of employment.

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

The applicable licensing laws and regulations in all states and international jurisdictions are subject to amendment or reinterpretation by regulatory authorities, and such authorities are vested in most cases with relatively broad discretion as to the granting, revocation, suspension and renewal of licenses. We endeavor to monitor the licensing of our employees, but the possibility exists that we and/or our employees could be excluded or temporarily suspended from carrying on some or all of our activities in a particular jurisdiction in addition to being subjected to fines.

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

Risks Related to Our Business

OUR INABILITY TO RETAIN OR HIRE QUALIFIED EMPLOYEES, AS WELL AS THE LOSS OF ANY OF OUR EXECUTIVE OFFICERS OR OTHER KEY EMPLOYEES, COULD NEGATIVELY IMPACT OUR ABILITY TO RETAIN EXISTING BUSINESS AND GENERATE NEW BUSINESS.

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

We rely on information technology and third-party vendors to provide effective and efficient service to our customers, process claims, and timely and accurately report information to carriers and which often involves secure processing of confidential sensitive, proprietary and other types of information. Cybersecurity breaches of any of the systems we rely on may result from circumvention of security systems, denial-of-service attacks or other cyber-attacks, hacking, “phishing” attacks, computer viruses, ransomware, malware, employee or insider error, malfeasance, social engineering, physical breaches or other actions, any of which could expose us to data loss, monetary and reputational damages and significant increases in compliance costs. An interruption of our access to, or an inability to access, our information technology, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis. If sustained or repeated, such a business interruption, system failure or service denial could result in a deterioration of our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or perform other necessary business functions. We have from time to time experienced cybersecurity breaches, such as computer viruses, unauthorized parties gaining access to our information technology systems and similar incidents, which to date have not had a material impact on our business.

Additionally, we are an acquisitive organization and the process of integrating the information systems of the businesses we acquire is complex and exposes us to additional risk as we might not adequately identify weaknesses in the targets’ information systems, which could expose us to unexpected liabilities or make our own systems more vulnerable to attack. In the future, any material breaches of cybersecurity, or media reports of the same, even if untrue, could cause us to experience reputational harm, loss of customers and revenue, loss of proprietary data, regulatory actions and scrutiny, sanctions or other statutory penalties, litigation, liability for failure to safeguard customers’ information or financial losses. Such losses may not be insured against or not fully covered through insurance we maintain.

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

We are subject to a variety of continuously evolving and developing laws and regulations globally regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. Significant uncertainty exists as privacy and data protection laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements. These laws apply to transfers of information among our affiliates, as well as to transactions we enter into with third-party vendors. For example, the European Union adopted a comprehensive General Data Privacy Regulation (“GDPR”) in May 2016 that replaced the former EU Data Protection Directive and related country-specific legislation. The GDPR became fully effective in May 2018 and requires companies to satisfy new requirements regarding the handling of personal and sensitive data, including its use, protection and the ability of persons whose data is stored to correct or delete such data about themselves. Failure to comply with GDPR requirements could result in penalties of up to 4% of worldwide revenue. Complying with the enhanced obligations imposed by the GDPR may result in significant costs to our business and require us to revise certain of our business practices. In addition, legislators and regulators in the U.S. have enacted and are proposing new and more robust privacy and cybersecurity laws and regulations in light of the recent broad-based cyber-attacks at a number of companies, including but not limited to the New York State Department of Financial Services Cybersecurity Requirements for Financial Services Companies and the California Consumer Privacy Act of 2018.

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

For the year ended December 31, 2019, no insurance company accounted for more than 4.0% of our total core commissions. For each of the years ended December 31, 2018 and 2017, approximately 5.0% of our total core commissions was derived from insurance policies underwritten by one insurance company. Should this insurance company seek to terminate its arrangements with us or to otherwise decrease the number of insurance policies underwritten for us, we believe that other insurance companies are available to underwrite the business, although some additional expense and loss of market share could result.

BECAUSE OUR BUSINESS IS HIGHLY CONCENTRATED IN ARIZONA, CALIFORNIA, FLORIDA, GEORGIA, ILLINOIS, INDIANA, KENTUCKY, MASSACHUSETTS, MICHIGAN, MINNESOTA, NEW JERSEY, NEW YORK, NORTH CAROLINA, OREGON, PENNSYLVANIA, TEXAS, VIRGINIA, WASHINGTON AND WISCONSIN, ADVERSE ECONOMIC CONDITIONS, NATURAL DISASTERS, OR REGULATORY CHANGES IN THESE STATES COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

A significant portion of our business is concentrated in Arizona, California, Florida, Georgia, Illinois, Indiana, Kentucky, Massachusetts, Michigan, Minnesota, New Jersey, New York, North Carolina, Oregon, Pennsylvania, Texas, Virginia, Washington and Wisconsin. For the years ended December 31, 2019, 2018 and 2017, we derived $2,106.3 million or 88.1%, $1,976.5 million or 88.6%, and $1,692.6 million or 90.0%, of our annualized revenue, respectively, from our operations located in these states. We believe the current regulatory environment for insurance intermediaries in these states is no more restrictive than in other states. The insurance business is primarily a state-regulated industry, and therefore, state legislatures may enact laws that adversely affect the insurance industry. Because our business is concentrated in the states identified above, we face greater exposure to unfavorable changes in regulatory conditions in those states than insurance intermediaries whose operations are more diversified through a greater number of states. In addition, the occurrence of adverse economic conditions, natural or other disasters, or other circumstances specific to or otherwise significantly impacting these states could adversely affect our financial condition, results of operations and cash flows. We are susceptible to losses and interruptions caused by hurricanes (particularly in Florida, where we have 52 offices and our headquarters, as well as in Texas, where we have 20 offices), earthquakes (including in California, where we have 29 offices), power shortages, telecommunications failures, water shortages, floods, fire, extreme weather conditions, geopolitical events such as terrorist acts and other natural or man-made disasters. Our insurance coverage with respect to natural disasters is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate, or may not continue to be available at commercially reasonable rates and terms.

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

We face a variety of risks in our services segement, including our third-party claims administration operations, that are distinct from those we face in our insurance intermediary operations.

Our Services Segment, including our third-party claims administration operations, face a variety of risks distinct from those faced by our insurance intermediary operations, including the risks that:

•

The favorable trend among both insurance companies and self-insured entities toward outsourcing various types of claims administration and risk management services may reverse or slow, causing our revenues or revenue growth to decline;

•

Concentration of large amounts of revenue with certain customers may result in greater exposure to the potential negative effects of lost business due to changes in management at such customers or for other reasons;

•	Contracting terms will become less favorable or the margins on our services may decrease due to increased competition, regulatory constraints, or other developments;
•	Our revenue is impacted by claims volumes, which are dependent upon a number of factors and difficult to forecast accurately;
•	Economic weakness or a slow-down in economic activity could lead to a reduction in the number of claims we process;
•

We may be unable to develop further efficiencies in our claims-handling business and may be unable to obtain or retain certain customers if we fail to make adequate improvements in technology or operations; and

•	Insurance companies or certain large self-insured entities may create in-house servicing capabilities that compete with our services.

If any of these risks materialize, our results of operations and financial condition could be adversely affected.

IF WE FAIL TO COMPLY WITH THE COVENANTS CONTAINED IN CERTAIN OF OUR AGREEMENTS, OUR LIQUIDITY, RESULTS OF OPERATIONS AND FINANCIAL CONDITION MAY BE ADVERSELY AFFECTED.

The credit agreements that govern our debt contain various covenants and other limitations with which we must comply. At December 31, 2019, we believe we were in compliance with the financial covenants and other limitations contained in each of these agreements. However, failure to comply with material provisions of our covenants in these agreements or other credit or similar agreements to which we may become a party could result in a default, rendering them unavailable to us and causing a material adverse effect on our liquidity, results of operations and financial condition. In the event of certain defaults, the lenders thereunder would not be required to lend any additional amounts to or purchase any additional notes from us and could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable. If the indebtedness under these agreements or our other indebtedness, were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.

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

IMPROPER DISCLOSURE OF CONFIDENTIAL INFORMATION COULD NEGATIVELY IMPACT OUR BUSINESS.

We are responsible for maintaining the security and privacy of our customers’ confidential and proprietary information and the personal data of their employees. We have put in place policies, procedures and technological safeguards designed to protect the security and privacy of this information; however, we cannot guarantee that this information will not be improperly disclosed or accessed. Disclosure of this information could harm our reputation and subject us to liability under our contracts and laws that protect personal data, resulting in increased costs or loss of revenues.

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

CERTAIN OF OUR EXISTING SHAREHOLDERS HAVE SIGNIFICANT CONTROL OF THE COMPANY.

At December 31, 2019, our executive officers, directors and certain of their family members collectively beneficially owned approximately 16.7% of our outstanding common stock, of which J. Hyatt Brown, our Chairman, and his son, J. Powell Brown, our President and Chief Executive Officer, beneficially owned approximately 15.7%. As a result, our executive officers, directors and certain of their family members have significant influence over (1) the election of our Board of Directors, (2) the approval or disapproval of any other matters requiring shareholder approval and (3) our affairs and policies.

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

•	Political and economic instability (including acts of terrorism and outbreaks of war);
•	Coordinating our communications and logistics across geographic distances and multiple time zones;
•	Unexpected changes in regulatory requirements and laws;

•	Adverse trade policies, and adverse changes to any of the policies of either the U.S. or any of the foreign jurisdictions in which we operate;
•	Adverse changes in tax rates;
•	Variations in foreign currency exchange rates;
•	Legal or political constraints on our ability to maintain or increase prices;
•	Governmental restrictions on the transfer of funds to or from us, including to or from our operations outside the United States;
•

Any adverse developments arising out of the exit of the United Kingdom from the European Union, including any related economic downturn in the United Kingdom and any sustained weakness in the British pound’s exchange rate against the U.S. dollar resulting from such exit;

•	Burdens of complying with, and the risk of employees or third parties acting on our behalf violating, anti-corruption laws in foreign countries; and
•	Burdens of complying with a wide variety of labor practices and foreign laws, including those relating to export and import duties, environmental policies and privacy issues.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH THE CURRENT INTEREST RATE ENVIRONMENT AND TO THE EXTENT WE USE DEBT TO FINANCE OUR INVESTMENTS, CHANGES IN INTEREST RATES WILL AFFECT OUR COST OF CAPITAL AND NET INVESTMENT INCOME.

As of July 2017, the UK Financial Conduct Authority (“FCA”) has urged banks and institutions to discontinue their use of the London Interbank Overnight Rate (“LIBOR”) benchmark rate for floating rate debt, and other financial instruments tied to the rate after 2021. To help with the transition, the Federal Reserve Board and New York Fed have commissioned the Alternative Reference Rates Committee (“ARRC”), comprised of a diverse set of private-sector entities that have an important presence in markets affected by USD LIBOR and a wide array of official-sector entities, including banking and financial sector regulators, as ex-officio members. The ARRC have recommended the Secured Overnight Financing Rate (“SOFR”) as the best alternative rate to LIBOR post discontinuance and has proposed a transition plan and timeline designed to encourage the adoption of SOFR from LIBOR.

As of December 31, 2019, the Company’s primary exposure are debt instruments referencing LIBOR-based rates which includes the Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) term loan balance of $330.0 million and $100.0 million on the revolving credit facility outstanding and matures in June 2022, as well as the term loan credit agreement (the “Term Loan Credit Agreement”) which had an outstanding balance of $285.0 million and matures in December 2023. As such, any potential effect of any such event on our cost of capital, interest rate exposure and net investment income cannot yet be determined. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations.

The Company is currently evaluating the transition from LIBOR as an interest rate benchmark to other potential alternative reference rates, including but not limited to the SOFR interest rate. Management will continue to actively asses the related opportunities and risks associated with the transition and monitor related proposals and guidance published by ARRC and other alternative-rate initiatives, with an expectation the we will be prepared to for a termination of LIBOR benchmarks after 2021.

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

CURRENT U.S. OR GLOBAL ECONOMIC CONDITIONS MAY ADVERSELY AFFECT OUR BUSINESS.

If economic conditions were to worsen, a number of negative effects on our business could result, including declines in insurable exposure units, declines in insurance premium rates, the financial insolvency of insurance companies, or the reduced ability of customers to pay. Also, if general economic conditions are poor, some of our customers may cease operations completely or be acquired by other companies, which could have an adverse effect on our results of operations and financial condition. If these customers are affected by poor economic conditions, but yet remain in existence, they may face liquidity problems or other financial difficulties that could result in delays or defaults in payments owed to us, which could have a significant adverse impact on our consolidated financial condition and results of operations. Any of these effects could decrease our net revenues and profitability.

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

WE ARE EXPOSED TO INTANGIBLE ASSET RISK; SPECIFICALLY, OUR GOODWILL MAY BECOME IMPAIRED IN THE FUTURE.

As of the date of the filing of our Annual Report on Form 10-K for the 2019 fiscal year, we have $3,746.1 million of goodwill recorded on our Consolidated Balance Sheets. We perform a goodwill impairment test on an annual basis and whenever events or changes in circumstances indicate that the carrying value of our goodwill may not be recoverable from estimated future cash flows. We completed our most recent evaluation of impairment for goodwill as of November 30, 2019 and determined that the fair value of goodwill exceeded the carrying value of such assets. A significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate or slower growth rates could result in the need to perform an additional impairment analysis prior to the next annual goodwill impairment test. If we were to conclude that a future write-down of our goodwill is necessary, we would then record the appropriate charge, which could result in material charges that are adverse to our operating results and financial position. See Note 1-“Summary of Significant Accounting Policies” and Note 4-“Goodwill” to the Consolidated Financial Statements and “Management’s Report on Internal Control Over Financial Reporting.”

Additionally, the carrying value of amortizable intangible assets attributable to each business or asset group comprising the Company is periodically reviewed by management to determine if there are events or changes in circumstances that would indicate that its carrying amount may not be recoverable. Accordingly, if there are any such circumstances that occur during the year, we assess the carrying value of our amortizable intangible assets by considering the estimated future undiscounted cash flows generated by the corresponding business or asset group. Any impairment identified through this assessment may require that the carrying value of related amortizable intangible assets be adjusted; however, no impairments have been recorded for the years ended December 31, 2019, 2018 and 2017.

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

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 2. Properties.

We lease our executive offices, which are located at 220 South Ridgewood Avenue, Daytona Beach, Florida 32114. We lease offices at each of our 311 locations. Our operating leases expire on various dates and generally contain renewal options and rent escalation clauses based upon increases in the lessors’ operating expenses and other charges. We expect that most leases will be renewed or replaced upon expiration. We own several contiguous parcels of land totaling over thirteen acres in Daytona Beach, Florida, located approximately a mile from our current executive offices, on which we have initiated a project to build a new office tower to hold our executive offices and certain other business operations with capacity for up to 1,000 employees and room for additional expansion through construction of additional office space at this location. We believe that our facilities are suitable and adequate for present purposes, and that the productive capacity in such facilities is substantially being utilized. From time to time, we may have unused space and seek to sublet such space to third parties, depending on the demand for office space in the locations involved. In the future, we may need to purchase, build or lease additional facilities to meet the requirements projected in our long-term business plan. See Note 15 to the Consolidated Financial Statements for additional information on our lease commitments.

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

On February 20, 2020, there were 281,552,678 shares of our common stock outstanding, held by approximately 1,390 shareholders of record.

Sales of Unregistered Securities

We did not sell any unregistered securities during 2019.

Issuer Purchases of Equity Securities

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

During 2019, the Company repurchased 1,654,513 shares at an average price per share of $35.46 for a total cost of $58.7 million. At December 31, 2019, the remaining amount authorized by our Board of Directors for share repurchases was $461.3 million. Under the authorized repurchase programs, the Company has repurchased a total of approximately 15.5 million shares for an aggregate cost of approximately $536.2 million between 2014 and 2019.

The following table presents information with respect to our purchases of our common stock during the three months ended December 31, 2019.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1, 2019 to October 31, 2019	814,173	$35.59	812,933	$461,282,789
November 1, 2019 to November 30, 2019	1,160	37.88	—	461,282,789
December 1, 2019 to December 31, 2019	1,113	38.62	—	461,282,789
Total	816,446	$35.59	812,933	$461,282,789

(1)

Of the shares reported in this column, 812,933 shares were purchased in open market transactions. All other shares reported in this column are attributable to shares withheld for taxes in connection with the vesting of restricted shares awarded under our Performance Stock Plan and 2010 Stock Incentive Plan.

Performance Graph

The following graph is a comparison of five-year cumulative total shareholder returns for our common stock as compared with the cumulative total shareholder return for the NYSE Composite Index, and a group of peer insurance broker and agency companies (Aon plc, Arthur J. Gallagher & Co, Marsh & McLennan Companies, and Willis Towers Watson Public Limited Company). The returns of each company have been weighted according to such companies’ respective stock market capitalizations as of December 31, 2014 for the purposes of arriving at a peer group average. The total return calculations are based upon an assumed $100 investment on December 31, 2014, with all dividends reinvested.

	12/14	12/15	12/16	12/17	12/18	12/19
Brown & Brown, Inc.	100.00	117.76	162.40	175.68	206.91	285.13
NYSE Composite	100.00	96.03	107.62	127.96	116.72	146.76
Peer Group	100.00	104.96	121.53	147.49	162.17	221.50

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

	Year Ended December 31,
(in thousands, except per share data, number of employees and percentages	2019	2018	2017	2016	2015
REVENUES
Commissions and fees	$2,384,737	$2,009,857	$1,857,270	$1,762,787	$1,656,951
Investment income	5,780	2,746	1,626	1,456	1,004
Other income, net	1,654	1,643	22,451	2,386	2,554
Total revenues(1)	2,392,171	2,014,246	1,881,347	1,766,629	1,660,509
EXPENSES
Employee compensation and benefits	1,308,165	1,068,914	994,652	925,217	856,952
Other operating expenses	377,089	332,118	283,470	262,872	251,055
(Gain)/loss on disposal	(10,021)	(2,175)	(2,157)	(1,291)	(619)
Amortization	105,298	86,544	85,446	86,663	87,421
Depreciation	23,417	22,834	22,698	21,003	20,890
Interest	63,660	40,580	38,316	39,481	39,248
Change in estimated acquisition earn-out payables	(1,366)	2,969	9,200	9,185	3,003
Total expenses	1,866,242	1,551,784	1,431,625	1,343,130	1,257,950
Income before income taxes	525,929	462,462	449,722	423,499	402,559
Income taxes(2)	127,415	118,207	50,092	166,008	159,241
Net income	$398,514	$344,255	$399,630	$257,491	$243,318
EARNINGS PER SHARE INFORMATION
Net income per share - diluted(3)	$1.40	$1.22	$1.40	$0.91	$0.85
Weighted average number of shares outstanding - diluted(3)	274,616	275,521	277,586	275,608	280,224
Dividends declared per share(3)	$0.33	$0.31	$0.28	$0.25	$0.23
YEAR-END FINANCIAL POSITION
Total assets(4)	$7,622,821	$6,688,668	$5,747,550	$5,262,734	$4,979,844
Long-term debt(5)	$1,500,343	$1,456,990	$856,141	$1,018,372	$1,071,618
Total shareholders’ equity	$3,350,279	$3,000,568	$2,582,699	$2,360,211	$2,149,776
Total shares outstanding at year end(3)	281,655	279,583	276,210	280,208	277,970
OTHER INFORMATION
Number of full-time equivalent employees at year-end	10,083	9,590	8,491	8,297	7,807
Total revenues per average number of employees(6)	$243,193	$222,809	$224,130	$219,403	$215,679
Stock price at year-end(3)	$39.48	$27.56	$25.73	$22.43	$16.05
Stock price earnings multiple at year-end(7)	28.2	22.6	18.3	24.6	18.9
Return on beginning shareholders’ equity(8)	13%	13%	17%	12%	12%

(1)

Years 2017 to 2015 do not reflect the adoption of “Revenue from Contracts with Customers (Topic 606)” (“Topic 606”), ASC Topic 340 - Other Assets and Deferred Cost (“ASC 340”) and ASU 2016-08, “Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net)”, which was adopted under the modified retrospective method.

(2)	Years 2017 to 2015 do not reflect the adoption of ASU 2016-09, “Improvements to Employee Share Based Payment Accounting” (“ASU 2016-09”), which was adopted using the prospective method.
(3)	Years 2017 to 2015 reflect the 2-for-1 stock split that occurred on March 28, 2018.
(4)	All years presented reflect the adoption of ASU No. 2015-17, “Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”).
(5)	Please refer to Part I, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 9 “Long-Term Debt” for more details.
(6)	Represents total revenues divided by the average of the number of full-time equivalent employees at the beginning of the year and the number of full-time equivalent employees at the end of the year.
(7)	Stock price at year-end divided by net income per share diluted.
(8)	Represents net income divided by total shareholders’ equity as of the beginning of the year.

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

We have increased revenues every year from 1993 to 2019, with the exception of 2009, when our revenues declined 1.0%. Our revenues grew from $95.6 million in 1993 to $2.4 billion in 2019, reflecting a compound annual growth rate of 13.2%. In the same 26-year period, we increased net income from $8.1 million to $398.5 million in 2019, a compound annual growth rate of 16.2%.

The volume of business from new and existing customers, fluctuations in insurable exposure units, changes in premium rate levels, changes in general economic and competitive conditions, and the occurrence of catastrophic weather events all affect our revenues. For example, level rates of inflation or a general decline in economic activity could limit increases in the values of insurable exposure units. Conversely, increasing costs of litigation settlements and awards could cause some customers to seek higher levels of insurance coverage. Historically, our revenues have typically grown as a result of our focus on net new business growth and acquisitions. We foster a strong, decentralized sales and service culture that leverages the broad capabilities and scale of our organization, with the goal of consistent, sustained growth over the long-term.

The term “Organic Revenue,” a non-GAAP measure, is our core commissions and fees less: (i) the core commissions and fees earned for the first 12 months by newly-acquired operations and (ii) divested business (core commissions and fees generated from offices, books of business or niches sold or terminated during the comparable period), and for the calculation of Organic Revenue growth in 2018 only (iii) the impact of the adoption of Accounting Standards Update No.2014-09, “Revenue from Contracts with Customers (Topic 606)” and Accounting Standards Codification Topic 340 – Other Assets and Deferred Cost (the “New Revenue Standard”) in order to be on a comparable basis with 2017. The term “core commissions and fees” excludes profit-sharing contingent commissions and guaranteed supplemental commissions, and therefore represents the revenues earned directly from specific insurance policies sold, and specific fee-based services rendered. “Organic Revenue” is reported in this manner in order to express the current year’s core commissions and fees on a comparable basis with the prior year’s core commissions and fees. The resulting net change reflects the aggregate changes attributable to: (i) net new and lost accounts, (ii) net changes in our customers’ exposure units, (iii) net changes in insurance premium rates or the commission rate paid to us by our carrier partners, and (iv) the net change in fees paid to us by our customers. Organic Revenue is reported in “Results of Operations” and in “Results of Operations - Segment Information” of this Annual Report on Form 10-K.

We also earn “profit-sharing contingent commissions,” which are commissions based primarily on underwriting results, but which may also reflect considerations for volume, growth and/or retention. These commissions, which are included in our commissions and fees in the Consolidated Statement of Income, are accrued throughout the year based on actual premiums written and are primarily received in the first and second quarters of each year, based upon the aforementioned considerations for the prior year(s). Prior to the adoption of the New Revenue Standard, these commissions were recorded to income when received. As a result of our adoption of the New Revenue Standard these commissions are now accrued based upon the placement of policies during the year and the expected payments to be received. Over the last three years, profit-sharing contingent commissions have averaged approximately 3.0% of commissions and fees revenue.

Certain insurance companies offer guaranteed fixed-base agreements, referred to as “Guaranteed Supplemental Commissions” (“GSCs”) in lieu of profit-sharing contingent commissions. GSCs are accrued throughout the year based upon actual premiums written. For the year ended December 31, 2019, we had earned $23.1 million of GSCs, of which $12.7 million remained accrued at December 31, 2019 and most of this will be collected over the first and second quarters of 2020. For the years ended December 31, 2019 and 2018, we earned $23.1 million and $10.0 million, respectively, from GSCs.

Combined, our profit-sharing contingent commissions and GSCs for the year ended December 31, 2019 increased by $16.4 million over 2018. The net increase of $16.4 million was mainly driven by: (i) a GSC of approximately $9 million recorded in the second quarter of 2019 for the National Programs Segment that will not recur in the future as the associated multi-year contract has ended and (ii) to a lesser extent growth associated with acquisitions completed over the last 12 months.

Fee revenues primarily relate to services other than securing coverage for our customers, as well as fees negotiated in lieu of commissions, and are recognized as performance obligations are satisfied. Fee revenues have historically been generated primarily by: (1) our Services Segment, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare Set-aside services, Social Security disability and Medicare benefits advocacy services, and claims adjusting services; (2) our National Programs and Wholesale Brokerage Segments, which earn fees primarily for the issuance of insurance policies on behalf of insurance companies; and (3) our Retail Segment in our large-account customer base, where we primarily earn fees for securing insurance for our customers, and in our automobile dealer services (“F&I”) businesses where we primarily earn fees for assisting our customers with selling warranty and service programs. Fee revenues as a percentage of our total commissions and fees, represented 27.1% in 2019 and 26.3% in 2018.

For the years ended December 31, 2019 and 2018, our commissions and fees growth rate was 18.7% and 8.2%, respectively, and our consolidated Organic Revenue growth rate was 3.6% and 2.4%, respectively. In the event that the gradual increases in insurable exposure units that occurred in the past few years continues through 2020 and premium rate changes are similar with 2019, we believe we will continue to see positive quarterly Organic Revenue growth rates in 2020.

Historically, investment income has consisted primarily of interest earnings on operating cash, and where permitted, on premiums and advance premiums collected and held in a fiduciary capacity before being remitted to insurance companies. Our policy is to invest available funds in high-quality, short-term fixed income investment securities. Investment income also includes gains and losses realized from the sale of investments. Other income primarily reflects legal settlements and other miscellaneous income.

Income before income taxes for the year ended December 31, 2019 increased over 2018 by $63.5 million, primarily as a result of net new business and acquisitions completed since 2018 in addition to leveraging expenses, partially offset by additional interest expense and amortization associated with the acquisitions over the past two years, with the largest being our acquisition of The Hays Group, Inc. and certain of its affiliates (“Hays”).

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

Acquisitions

Part of our business strategy is to attract high-quality insurance intermediaries and service organizations to join our operations. From 1993 through the fourth quarter of 2019, we acquired 536 insurance intermediary operations, excluding acquired books of business (customer accounts).

On November 15, 2018, we completed the acquisition of certain assets and assumption of certain liabilities of Hays. At closing, we delivered a payment of $705 million, consisting of $605 million in cash and the issuance to certain key owners of Hays of 3,376,103 shares of our common stock for a total value of $100.0 million. In addition, the Company may pay additional consideration to Hays in the form of earn-out payments in the aggregate amount of up to $25.0 million in cash over three years, which is subject to certain conditions and the successful achievement of average annual EBITDA targets for the acquired business during 2019, 2020 and 2021. This transaction was initially funded through utilization of the Company’s revolving line of credit within our credit facility, details of which can be found in “Management’s Discussion and Analysis of Financial Condition”, “Results of Operations” and Note 9 “Long-Term Debt” in the “Notes to Consolidated Financial Statements”.

Critical Accounting Policies

Our Consolidated Financial Statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We continually evaluate our estimates, which are based upon historical experience and on assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for our judgments about the recognition of revenues, expenses, carrying values of our assets and liabilities, of which values are not readily apparent from other sources. Actual results may differ from these estimates.

We believe that of our significant accounting and reporting policies, the more critical policies include our accounting for revenue recognition, business combinations and purchase price allocations, intangible asset impairments, non-cash stock-based compensation and reserves for litigation. In particular, the accounting for these areas requires significant use of judgment to be made by management. Different assumptions in the application of these policies could result in material changes in our consolidated financial position or consolidated results of operations. Refer to Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” for a discussion of the impacts for adopting Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” and No. 2016-02, “Leases (Topic 842)”.

Revenue Recognition

The majority of our revenue is commissions derived from our performance as agents and brokers, acting on behalf of insurance carriers to sell products to customers that are seeking to transfer risk, and conversely, acting on behalf of those customers in negotiating with insurance carriers seeking to acquire risk in exchange for premiums. In these arrangements our performance obligation is complete upon the effective date of the bound policy, as such, that is when the associated revenue is recognized. Where the Company’s performance obligations have been completed, but the final amount of compensation is unknown due to variable factors, we estimate the amount of such compensation. We recognize subsequent commission adjustments upon our receipt of additional information or final settlement, whichever occurs first.

To a lesser extent, the Company earns revenues in the form of fees. Like commissions, fees paid to us in lieu of commission, are recognized upon the effective date of the bound policy. When we are paid a fee for service, however, the associated revenue is recognized over a period of time that coincides with when the customer simultaneously receives and consumes the benefit of our work, which characterizes most of our claims processing arrangements and various services performed in our property and casualty, and employee benefits practices. Other fees are typically recognized upon the completion of the delivery of the agreed-upon services to the customer.

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

All of our business combinations initiated after June 30, 2001 have been accounted for using the acquisition method. In connection with these acquisitions, we record the estimated value of the net tangible assets purchased and the value of the identifiable intangible assets purchased, which typically consist of purchased customer accounts and non-compete agreements. Purchased customer accounts include the physical records and files obtained from acquired businesses that contain information about insurance policies, customers and other matters essential to policy renewals of delivery of services. However, they primarily represent the present value of the underlying cash flows expected to be received over the estimated future renewal periods of the insurance policies comprising those purchased customer accounts. The valuation of purchased customer accounts involves significant estimates and assumptions concerning matters such as cancellation frequency, expenses and discount rates. Any change in these assumptions could affect the carrying value of purchased customer accounts. Non-compete agreements are valued based upon their duration and any unique features of the particular agreements. Purchased customer accounts and non-compete agreements are amortized on a straight-line basis over the related estimated lives and contract periods, which range from 3 to 15 years. The excess of the purchase price of an acquisition over the fair value of the identifiable tangible and intangible assets is assigned to goodwill and is not amortized.

Acquisition purchase prices are typically based upon a multiple of average EBITDA, annual operating profit and/or core revenue earned over a one to three-year period within a minimum and maximum price range. The recorded purchase prices for all acquisitions include an estimation of the fair value of liabilities associated with any potential earn-out provisions, where an earn-out is part of the negotiated transaction. Subsequent changes in the fair value of earn-out obligations are recorded in the Consolidated Statement of Income when changes to the expected performance of the associated business are realized.

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

Management assesses the recoverability of our goodwill and our amortizable intangibles and other long-lived assets annually and whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Any of the following factors, if present, may trigger an impairment review: (i) a significant underperformance relative to historical or projected future operating results, (ii) a significant negative industry or economic trend, and (iii) a significant decline in our market capitalization. If the recoverability of these assets is unlikely because of the existence of one or more of the above-referenced factors, an impairment analysis is performed. Management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these assets. If these estimates or related assumptions change in the future, we may be required to revise the assessment and, if appropriate, record an impairment charge. We completed our most recent evaluation of impairment for goodwill as of November 30, 2019 and determined that the fair value of goodwill exceeded the carrying value of such assets. Additionally, there have been no impairments recorded for amortizable intangible assets for the years ended December 31, 2019 and 2018.

Non-Cash Stock-Based Compensation

We grant non-vested stock awards to our employees, with the related compensation expense recognized in the financial statements over the associated service period based upon the grant-date fair value of those awards. During the performance measurement period, we review the probable outcome of the performance conditions associated with our performance awards and align the expense accruals with the expected performance outcome.

During the first quarter of 2018, the performance conditions for 260,344 shares of the Company’s common stock granted under the Company’s 2010 Stock Incentive Plan (the “2010 SIP”) were determined by the Compensation Committee to have been satisfied relative to performance-based grants issued in 2013. These grants had a performance measurement period that concluded on December 31, 2017.  The vesting condition for these grants requires continuous employment for a period of up to ten years from the January 2013 grant date in order for the awarded shares to become fully vested and nonforfeitable.  During the third quarter of 2018, the performance conditions for 2,229,561 shares of the Company’s common stock granted under the Company’s 2010 SIP were determined by the Compensation Committee to have been satisfied relative to performance-based grants issued in July 2013. These grants had a performance measurement period that concluded on June 30, 2018.  The vesting condition for these grants requires continuous employment for a period of up to seven years from the July 2013 grant date in order for the awarded shares to become fully vested and nonforfeitable. As a result of the awarding of these shares, the grantees will be eligible to receive payments of dividends and exercise voting privileges after the awarding date, and the awarded shares will be included as issued and outstanding common stock shares and included in the calculation of basic and in diluted net income per share, where the net income attributable to unvested awarded stock plans is excluded from the total net income attributable to common shares.

During the first quarter of 2019, the performance conditions for 1,954,983 of the Company’s common stock granted under the Company’s 2010 SIP were determined by the Compensation Committee to have been satisfied relative to performance-based grants issued in 2014 and 2016. These grants had a performance measurement period that concluded on December 31, 2018.  The vesting condition for these grants requires continuous employment for a period of up to seven years from the 2014 grant date and five years from the 2016 grant date in order for the awarded shares to become fully vested and nonforfeitable.  As a result of the awarding of these shares, the grantees will be eligible to receive payments of dividends and exercise voting privileges after the awarding date, and the awarded shares will be included as issued and outstanding common stock shares and included in the calculation of basic and diluted net income per share.

During the first quarter of 2020, the performance conditions for approximately 1.9 million shares of the Company’s common stock granted under the Company’s 2010 SIP were determined by the Compensation Committee to have been satisfied relative to performance-based grants issued in 2015 and 2017. These grants had a performance measurement period that concluded on December 31, 2019.  The vesting condition for these grants requires continuous employment for a period of up to seven years from the 2015 grant date and five years from the 2017 grant date in order for the awarded shares to become fully vested and nonforfeitable.  As a result of the awarding of these shares, the grantees will be eligible to receive payments of dividends and exercise voting privileges after the awarding date, and the awarded shares will be included as issued and outstanding common stock shares and included in the calculation of basic and diluted net income per share.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Consolidated Financial Statements and related Notes. For a comparison of our results of operations and liquidity and capital resources for the years ended December 31, 2018 and 2017, please see Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on February 26, 2019.

Financial information relating to our Consolidated Financial Results is as follows:

(in thousands, except percentages)	2019	% Change	2018
REVENUES
Core commissions and fees	$2,302,506	18.4%	$1,944,021
Profit-sharing contingent commissions	59,166	5.9%	55,875
Guaranteed supplemental commissions	23,065	131.6%	9,961
Commissions and fees	2,384,737	18.7%	2,009,857
Investment income	5,780	110.5%	2,746
Other income, net	1,654	0.7%	1,643
Total revenues	2,392,171	18.8%	2,014,246
EXPENSES
Employee compensation and benefits	1,308,165	22.4%	1,068,914
Other operating expenses	377,089	13.5%	332,118
(Gain)/loss on disposal	(10,021)	360.7%	(2,175)
Amortization	105,298	21.7%	86,544
Depreciation	23,417	2.6%	22,834
Interest	63,660	56.9%	40,580
Change in estimated acquisition earn-out payables	(1,366)	(146.0)%	2,969
Total expenses	1,866,242	20.3%	1,551,784
Income before income taxes	525,929	13.7%	462,462
Income taxes	127,415	7.8%	118,207
NET INCOME	$398,514	15.8%	$344,255
Income Before Income Taxes Margin (1)	22.0%		23.0%
EBITDAC (2)	$716,938	16.5%	$615,389
EBITDAC Margin (2)	30.0%		30.6%
Organic Revenue growth rate (2)	3.6%		2.4%
Employee compensation and benefits relative to total revenues	54.7%		53.1%
Other operating expenses relative to total revenues	15.8%		16.5%
Capital expenditures	$73,108	76.1%	$41,520
Total assets at December 31	$7,622,821	14.0%	$6,688,668

(1)	“Income Before Income Taxes Margin” is defined as income before income taxes divided by total revenues
(2)	A non-GAAP measure

Commissions and Fees

Commissions and fees, including profit-sharing contingent commissions and GSCs for 2019, increased $374.9 million to $2,384.7 million, or 18.7% over 2018. Core commissions and fees in 2019 increased $358.5 million, of which $298.3 million represented core commissions and fees from acquisitions that had no comparable revenues in 2018; approximately $70.0 million represented net new and renewal business; which was offset by $9.8 million related to commissions and fees revenue from businesses divested in 2018 and 2019, which reflected an Organic Revenue growth rate of 3.6%. Profit-sharing contingent commissions and GSCs for 2019 increased by $16.4 million, or 24.9%, compared to the same period in 2018. The net increase of $16.4 million was mainly driven by: (i) a GSC of approximately $9 million recorded in the second quarter of 2019 for the National Programs Segment that will not recur in the future as the associated multi-year contract has ended and (ii) the remainder primarily from growth associated with acquisitions completed over the last 12 months.

Investment Income

Investment income increased to $5.8 million in 2019, compared with $2.7 million in 2018. The increase was due to additional interest income driven by higher interest rates and cash management activities to earn a higher yield on excess cash balances.

Other Income, Net

Other income for 2019 was $1.7 million, compared with $1.6 million in 2018. Other income consists primarily of legal settlements and other miscellaneous income.

Employee Compensation and Benefits

Employee compensation and benefits expense increased 22.4%, or $239.3 million, in 2019 compared to 2018. This increase included $164.4 million of compensation costs related to stand-alone acquisitions that had no comparable costs in the same period of 2018. Therefore, employee compensation and benefits expense attributable to those offices that existed in the same time periods of 2019 and 2018 increased by $74.8 million or 7.2%. This underlying employee compensation and benefits expense increase was primarily related to (i) an increase in teammates for certain of our higher growth businesses; (ii) an increase in bonus expense driven by the attainment of various revenue and profit targets within our businesses; (ii) increased producer commissions due to higher revenue; (iii) an increase in staff salaries attributable to salary inflation; (iv) the increase in the value of deferred compensation liabilities driven by changes in the market prices of our employees' investment elections, which was substantially offset by other operating expenses; and (v) an increase in non-cash stock-based compensation expense due to the better-than-expected Company performance related to our equity compensation plan and teammate retention. Employee compensation and benefits expense as a percentage of total revenues was 54.7% for 2019 as compared to 53.1% for the year ended December 31, 2018.

Other Operating Expenses

Other operating expenses represented 15.8% of total revenues for 2019 as compared to 16.5% for the year ended December 31, 2018. Other operating expenses for 2019 increased $45.0 million, or 13.5%, over the same period of 2018. The net increase included: (i) $56.5 million of other operating expenses related to stand-alone acquisitions that had no comparable costs in the same period of 2018; (ii) increased expenses associated with information technology items related to data processing and value-added consulting services; partially offset by (iii) the increase in the value of corporate-owned life insurance policies associated with our deferred compensation plan, which was substantially offset by increases in the value of liabilities in the Company’s deferred compensation plan recognized as expense in employee compensation and benefits.

Gain or Loss on Disposal

The Company recognized gains on disposal of $10.0 million in 2019 and $2.2 million in 2018. The change in the gain on disposal was due to activity associated with book of business sales. Although we are not in the business of selling customer accounts, we periodically sell an office or a book of business (one or more customer accounts) that we believe does not produce reasonable margins or demonstrate a potential for growth, or because doing so is in the Company’s best interest.

Amortization

Amortization expense for 2019 increased $18.8 million to $105.3 million, or 21.7% over 2018. The increase reflects the amortization of new intangible assets from recently acquired businesses, partially offset by certain intangible assets becoming fully amortized.

Depreciation

Depreciation expense for 2019 increased $0.6 million to $23.4 million, or 2.6% over 2018. The increase was due primarily to the addition of fixed assets resulting from capital projects related to our multi-year technology investment program and other business initiatives, net additions of fixed assets resulting from recent acquisitions, partially offset by fixed assets which became fully depreciated.

Interest Expense

Interest expense for 2019 increased $23.1 million to $63.7 million, or 56.9%, over 2018. The increase was due to the debt issued as a result of acquisitions over the past two years, with the largest being our acquisition of Hays, and to a lesser extent a rise in interest rates associated with our outstanding floating rate debt balances.

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

As of December 31, 2019, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820-Fair Value Measurement. The resulting net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the years ended December 31, 2019 and 2018 were as follows:

(in thousands)	2019	2018
Change in fair value of estimated acquisition earn-out payables	$(7,298)	$603
Interest expense accretion	5,932	2,366
Net change in earnings from estimated acquisition earn-out payables	$(1,366)	$2,969

For the years ended December 31, 2019 and 2018, the fair value of estimated earn-out payables was re-evaluated and decreased by $7.3 million for 2019 and increased by $0.6 million for 2018, which resulted in a credit, net of interest expense accretion, to the Consolidated Statement of Income for 2019 and net charges for 2018.

As of December 31, 2019, the estimated acquisition earn-out payables equaled $161.5 million, of which $17.9 million was recorded as accounts payable and $143.6 million was recorded as other non-current liability. As of December 31, 2018, the estimated acquisition earn-out payables equaled $89.9 million, of which $21.1 million was recorded as accounts payable and $68.8 million was recorded as other non-current liability.

Income Taxes

The effective tax rate on income from operations was 24.2% in 2019 and 25.6% in 2018. The Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”) made changes to the U.S. tax code that affected our income tax rate beginning in 2017. The Tax Reform Act reduced the U.S. federal corporate income tax rate from 35.0% to 21.0% and requires companies to pay a one-time transition tax on certain unrepatriated earnings from foreign subsidiaries that is payable over eight years. The Tax Reform Act also established new tax laws that became effective January 1, 2018. The 2018 and 2019 effective tax rates reflect the reduction in the federal corporate income tax rate. The reduction in the effective tax rate in 2019 as compared to 2018 was driven by changes in our state tax footprint and corresponding apportionment as well as changes to tax rates in certain states.  The effective tax rates for 2018 and 2019 reflect the adoption of FASB Accounting Standards Update 2016-09, “Improvements to Employee Share Based Payment Accounting” (“ASU 2016-09”) in the first quarter of 2017. ASU 2016-09, which requires upon vesting of stock-based compensation that any tax implications be treated as a discrete credit to the income tax expense in the quarter of vesting, amends guidance issued in ASC Topic 718, Compensation - Stock Compensation.

RESULTS OF OPERATIONS — SEGMENT INFORMATION

As discussed in Note 17 “Segment Information” of the Notes to Consolidated Financial Statements, we operate four reportable segments: Retail, National Programs, Wholesale Brokerage and Services. On a segmented basis, changes in amortization, depreciation and interest expenses generally result from activity associated with acquisitions. Likewise, other income in each segment reflects net gains primarily from legal settlements and miscellaneous income. As such, in evaluating the operational efficiency of a segment, management focuses on the Organic Revenue growth rate of core commissions and fees, the ratio of total employee compensation and benefits to total revenues, and the ratio of other operating expenses to total revenues.

The reconciliation of total commissions and fees to Organic Revenue for the year ended December 31, 2019, by Segment, are as follows:

2019	Retail(1)		National Programs		Wholesale Brokerage		Services		Total
(in thousands, except percentages)	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Commissions and fees	$1,364,755	$1,040,574	$516,915	$493,878	$309,426	$286,364	$193,641	$189,041	$2,384,737	$2,009,857
Total change	$324,181		$23,037		$23,062		$4,600		$374,880
Total growth %	31.2%		4.7%		8.1%		2.4%		18.7%
Profit-sharing contingent commissions	(34,150)	(24,517)	(17,517)	(23,896)	(7,499)	(7,462)	—	—	(59,166)	(55,875)
GSCs	(11,056)	(8,535)	(10,566)	(76)	(1,443)	(1,350)	—	—	(23,065)	(9,961)
Core commissions and fees	$1,319,549	$1,007,522	$488,832	$469,906	$300,484	$277,552	$193,641	$189,041	$2,302,506	$1,944,021
Acquisition revenues	(272,383)	—	(5,721)	—	(3,628)	—	(16,541)	—	(298,273)	—
Divested business	—	(7,743)	—	(790)	—	(1,268)	—	—	—	(9,801)
Organic Revenue(2)	$1,047,166	$999,779	$483,111	$469,116	$296,856	$276,284	$177,100	$189,041	$2,004,233	$1,934,220
Organic Revenue growth(2)	$47,387		$13,995		$20,572		$(11,941)		$70,013
Organic Revenue growth %(2)	4.7%		3.0%		7.4%		(6.3)%		3.6%

(1)

The Retail Segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 17 of the Notes to the Consolidated Financial Statements, which includes corporate and consolidation items.

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

(1)

The Retail Segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 17 of the Notes to the Consolidated Financial Statements, which includes corporate and consolidation items.

(2)	A non-GAAP financial measure.

The reconciliation of income before incomes taxes, included in the Consolidated Statement of Income, to EBITDAC, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a non-GAAP measure, for the year ended December 31, 2019, is as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Income before income taxes	$222,875	$143,737	$82,739	$40,337	$36,241	$525,929
Income Before Income Taxes Margin	16.3%	27.7%	26.7%	20.8%	NMF	22.0%

Amortization	63,146	25,482	11,191	5,479	—	105,298
Depreciation	7,390	6,791	1,674	1,229	6,333	23,417
Interest	87,295	16,690	4,756	4,404	(49,485)	63,660
Change in estimated acquisition earn-out payables	8,004	(751)	(4)	(8,615)	—	(1,366)
EBITDAC	$388,710	$191,949	$100,356	$42,834	$(6,911)	$716,938
EBITDAC Margin	28.4%	37.0%	32.4%	22.1%	NMF	30.0%

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

NMF = Not a meaningful figure

Retail Segment

The Retail Segment provides a broad range of insurance products and services to commercial, public and quasi-public, professional and individual insured customers, and non-insurance risk-mitigating products through our automobile dealer services (“F&I”) businesses. Approximately 81.7% of the Retail Segment’s commissions and fees revenue is commission based. Because most of our other operating expenses are not correlated to changes in commissions on insurance premiums, a significant portion of any fluctuation in the commissions we receive, net of related producer compensation and cost to fulfill expense deferrals and releases as required by the New Revenue Standard, will result in a similar fluctuation in our income before income taxes, unless we make incremental investments or modifications to the costs in the organization.

Financial information relating to our Retail Segment is as follows:

(in thousands, except percentages)	2019	% Change	2018
REVENUES
Core commissions and fees	$1,320,810	30.9%	$1,008,639
Profit-sharing contingent commissions	34,150	39.3%	24,517
Guaranteed supplemental commissions	11,056	29.5%	8,535
Commissions and fees	1,366,016	31.1%	1,041,691
Investment income	149	NMF	2
Other income, net	1,096	2.4%	1,070
Total revenues	1,367,261	31.1%	1,042,763
EXPENSES
Employee compensation and benefits	760,208	33.3%	570,222
Other operating expenses	228,256	35.0%	169,104
(Gain)/loss on disposal	(9,913)	NMF	(1,133)
Amortization	63,146	42.3%	44,386
Depreciation	7,390	39.7%	5,289
Interest	87,295	142.7%	35,969
Change in estimated acquisition earn-out payables	8,004	NMF	1,081
Total expenses	1,144,386	38.7%	824,918
Income before income taxes	$222,875	2.3%	$217,845
Income Before Income Taxes Margin (1)	16.3%		20.9%
EBITDAC (2)	388,710	27.6%	304,570
EBITDAC Margin (2)	28.4%		29.2%
Organic Revenue growth rate (2)	4.7%		3.0%
Employee compensation and benefits relative to total revenues	55.6%		54.7%
Other operating expenses relative to total revenues	16.7%		16.2%
Capital expenditures	$12,497	82.2%	$6,858
Total assets at December 31	$6,413,459	9.6%	$5,850,045

(1)	“Income Before Income Taxes Margin” is defined as income before income taxes divided by total revenues
(2)	A non-GAAP measure

NMF = Not a meaningful figure

The Retail Segment’s total revenues in 2019 increased 31.1%, or $324.5 million, over the same period in 2018, to $1,367.3 million. The $312.2 million increase in core commissions and fees was driven by the following: (i) approximately $272.4 million related to the core commissions and fees from acquisitions that had no comparable revenues in the same period of 2018; (ii) $47.4 million related to net new and renewal business; offset by (iii) a decrease of $7.7 million related to commissions and fees from businesses or books of business divested in 2018 and 2019. Profit-sharing contingent commissions and GSCs in 2019 increased 36.8%, or $12.2 million, over 2018, to $45.2 million primarily from acquisitions completed in 2018 and 2019. The Retail Segment’s growth rate for total commissions and fees was 31.1% and the Organic Revenue growth rate was 4.7% for 2019. The Organic Revenue growth rate was driven by increased new business, higher customer retention and increasing premium rates across most lines of business over the preceding 12 months.

Income before income taxes for 2019 increased 2.3%, or $5.0 million, over the same period in 2018, to $222.9 million. The primary factors affecting this increase were: (i) the net increase in revenue as described above, (ii) offset by a 33.3%, or $190.0 million, increase in employee compensation and benefits, due primarily to the year-on-year impact of acquisitions, salary inflation and additional teammates to support revenue growth, (iii) a combined increase in amortization, depreciation and intercompany interest expense of $72.2 million resulting from our acquisition activity in 2019 and 2018; (iv) other operating expenses which increased by $59.2 million, or 35.0%, due to the impact of our multi-year technology investment program and increased professional services to support our customers and acquisitions; (v) an increase in the change in estimated acquisition earn-out payables of $6.9 million, to $8.0 million; partially offset by, (vi) an increase in the gain on disposal associated with the sale of certain books of business.

EBITDAC for 2019 increased 27.6%, or $84.1 million, from the same period in 2018, to $388.7 million. EBITDAC Margin for 2019 decreased to 28.4% from 29.2% in the same period in 2018. The decrease in EBITDAC Margin was primarily driven by: (i) the acquisition of  Hays, which had a lower operating margin than the segmental average; partially offset by, (ii) the net increase in revenue excluding Hays; (iii) higher profit-sharing contingent commissions and supplemental commissions; and (iv) an increase in the gain on disposal associated with the sale of certain books of business.

National Programs Segment

The National Programs Segment manages over 40 programs supported by approximately 100 well-capitalized carrier partners. In most cases, the insurance carriers that support the programs have delegated underwriting and, in many instances, claims-handling authority to our programs operations. These programs offer targeted products and services designed for specific industries, trade groups, professions, public entities and market niches and are generally distributed through a nationwide network of independent agents and Brown & Brown retail agents. The National Programs Segment operations can be grouped into five broad categories: Professional Programs, Personal Lines Programs, Commercial Programs, Public Entity-Related Programs and the National Flood Program. The National Programs Segment’s revenue is primarily commission based.

Financial information relating to our National Programs Segment is as follows:

(in thousands, except percentages)	2019	% Change	2018
REVENUES
Core commissions and fees	$488,832	4.0%	$469,906
Profit-sharing contingent commissions	17,517	(26.7)%	23,896
Guaranteed supplemental commissions	10,566	NMF	76
Commissions and fees	516,915	4.7%	493,878
Investment income	1,397	176.1%	506
Other income, net	72	(8.9)%	79
Total revenues	518,384	4.8%	494,463
EXPENSES
Employee compensation and benefits	221,425	1.0%	219,166
Other operating expenses	105,118	7.3%	98,012
(Gain)/loss on disposal	(108)	(107.6)%	1,414
Amortization	25,482	(1.8)%	25,954
Depreciation	6,791	23.8%	5,486
Interest	16,690	(36.3)%	26,181
Change in estimated acquisition earn-out payables	(751)	(185.8)%	875
Total expenses	374,647	(0.6)%	377,088
Income before income taxes	$143,737	22.5%	$117,375
Income Before Income Taxes Margin (1)	27.7%		23.7%
EBITDAC (2)	191,949	9.1%	175,871
EBITDAC Margin (2)	37.0%		35.6%
Organic Revenue growth rate (2)	3.0%		(0.9)%
Employee compensation and benefits relative to total revenues	42.7%		44.3%
Other operating expenses relative to total revenues	20.3%		19.8%
Capital expenditures	$10,365	(16.4)%	$12,391
Total assets at December 31	$3,110,368	5.8%	$2,940,097

(1)	“Income Before Income Taxes Margin” is defined as income before income taxes divided by total revenues
(2)	A non-GAAP measure

NMF = Not a meaningful figure

The National Programs Segment’s total revenues in 2019 increased 4.8%, or $23.9 million, over 2018, to a total $518.4 million. The $18.9 million increase in core commissions and fees was driven by the following: (i) $14.0 million related to net new and renewal business; (ii) an increase of approximately $5.7 million related to core commissions and fees from acquisitions that had no comparable revenues in 2018; offset by (iii) a decrease of $0.8 million related to commissions and fees recorded in 2018 from businesses since divested. Profit-sharing contingent commissions and GSCs were $28.1 million in 2019, which was an increase of $4.1 million over 2018, which was primarily driven by a non-recurring GSC received from one of our partners in the second quarter of 2019.

The National Programs Segment’s growth rate for total commissions and fees was 4.7% and the Organic Revenue growth rate was 3.0% for 2019. The total commissions and fees growth was mainly due to a new acquisition, strong growth in our earthquake programs, sports and entertainment program, wind programs and a non-recurring GSC received from one of our partners in the second quarter of 2019. The Organic Revenue growth rate increase was driven by net new business, growth in renewals and higher premium rates in a number of our programs compared to the prior year.

Income before income taxes for 2019 increased 22.5%, or $26.4 million, from the same period in 2018, to $143.7 million. The increase was the result of a decline in intercompany interest expense of $9.5 million, growth and related scaling of a number of our programs and a non-recurring GSC received from one of our partners in the second quarter of 2019.

EBITDAC for 2019 increased 9.1%, or $16.1 million, from the same period in 2018, to $191.9 million. EBITDAC Margin for 2019 increased to 37.0% from 35.6% in the same period in 2018. The increase in EBITDAC Margin was related to (i) growth in a number or our programs; and (ii) a non-recurring GSC received from one of our partners in the second quarter of 2019.

Wholesale Brokerage Segment

The Wholesale Brokerage Segment markets and sells excess and surplus commercial and personal lines insurance, primarily through independent agents and brokers, including Brown & Brown retail agents. Like the Retail and National Programs Segments, the Wholesale Brokerage Segment’s revenues are primarily commission based.

Financial information relating to our Wholesale Brokerage Segment is as follows:

(in thousands, except percentages)	2019	% Change	2018
REVENUES
Core commissions and fees	$300,484	8.3%	$277,552
Profit-sharing contingent commissions	7,499	0.5%	7,462
Guaranteed supplemental commissions	1,443	6.9%	1,350
Commissions and fees	309,426	8.1%	286,364
Investment income	178	7.9%	165
Other income, net	483	(0.4)%	485
Total revenues	310,087	8.0%	287,014
EXPENSES
Employee compensation and benefits	157,924	7.0%	147,571
Other operating expenses	51,807	3.2%	50,177
(Gain)/loss on disposal	—	(100.0)%	7
Amortization	11,191	(1.8)%	11,391
Depreciation	1,674	2.8%	1,628
Interest	4,756	(9.5)%	5,254
Change in estimated acquisition earn-out payables	(4)	(100.5)%	815
Total expenses	227,348	4.8%	216,843
Income before income taxes	$82,739	17.9%	$70,171
Income Before Income Taxes Margin (1)	26.7%		24.4%
EBITDAC (2)	100,356	12.4%	89,259
EBITDAC Margin (2)	32.4%		31.1%
Organic Revenue growth rate (2)	7.4%		5.7%
Employee compensation and benefits relative to total revenues	50.9%		51.4%
Other operating expenses relative to total revenues	16.7%		17.5%
Capital expenditures	$6,171	145.1%	$2,518
Total assets at December 31	$1,390,250	8.3%	$1,283,877

(1)	“Income Before Income Taxes Margin” is defined as income before income taxes divided by total revenues
(2)	A non-GAAP measure

NMF = Not a meaningful figure

The Wholesale Brokerage Segment’s total revenues for 2019 increased 8.0%, or $23.1 million, over 2018, to $310.1 million. The $22.9 million increase in core commissions and fees was driven by the following: (i) $20.6 million related to net new and renewal business; (ii) $3.6 million related to the core commissions and fees from acquisitions that had no comparable revenues in 2018; which was offset by (iii) a decrease of $1.3 million related to commissions and fees recorded in 2018 from businesses since divested. Profit-sharing contingent commissions and GSCs for 2019 increased $0.1 million over 2018, to $8.9 million. The Wholesale Brokerage Segment’s growth rate for total commissions and fees was 8.1%, and the Organic Revenue growth rate was 7.4% for 2019. The Organic Revenue growth rate was driven by net new business, a modest increase in exposure units, as well as increased rates seen across most lines of business.

Income before income taxes for 2019 increased 17.9%, or $12.6 million, over 2018, to $82.7 million, primarily due to the following: (i) the net increase in revenue as described above, (ii) a decrease in intercompany interest expense, (iii) a decrease in change in estimated acquisition earn-out payables, which was offset by (iv) an increase in employee compensation and benefits of $10.4 million, related to additional teammates to support increased transaction volumes, compensation increases for existing teammates, and additional non-cash stock-based compensation expense; and (iii) a net $1.6 million increase in other operating expenses, primarily related intercompany technology charges.

EBITDAC for 2019 increased 12.4%, or $11.1 million, from the same period in 2018, to $100.4 million. EBITDAC Margin for 2019 increased to 32.4% from 31.1% in the same period in 2018. The increase in EBITDAC Margin was primarily driven by Organic Revenue growth as described above. This was partially offset by the intercompany technology charges and increased employee compensation and non-cash stock-based compensation costs.

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

Financial information relating to our Services Segment is as follows:

(in thousands, except percentages)	2019	% Change	2018
REVENUES
Core commissions and fees	$193,641	2.4%	$189,041
Profit-sharing contingent commissions	—	—	—
Guaranteed supplemental commissions	—	—	—
Commissions and fees	193,641	2.4%	189,041
Investment income	139	(32.2)%	205
Other income, net	1	—	—
Total revenues	193,781	2.4%	189,246
EXPENSES
Employee compensation and benefits	91,514	6.5%	85,930
Other operating expenses	59,433	(3.9)%	61,833
(Gain)/loss on disposal	—	(100.0)%	(2,463)
Amortization	5,479	13.8%	4,813
Depreciation	1,229	(21.1)%	1,558
Interest	4,404	53.5%	2,869
Change in estimated acquisition earn-out payables	(8,615)	NMF	198
Total expenses	153,444	(0.8)%	154,738
Income before income taxes	$40,337	16.9%	$34,508
Income Before Income Taxes Margin (1)	20.8%		18.2%
EBITDAC (2)	42,834	(2.5)%	43,946
EBITDAC Margin (2)	22.1%		23.2%
Organic Revenue growth rate (2)	(6.3)%		3.4%
Employee compensation and benefits relative to total revenues	47.2%		45.4%
Other operating expenses relative to total revenues	30.7%		32.7%
Capital expenditures	$804	(47.3)%	$1,525
Total assets at December 31	$481,336	2.1%	$471,572

(1)	“Income Before Income Taxes Margin” is defined as income before income taxes divided by total revenues
(2)	A non-GAAP measure

NMF = Not a meaningful figure

The Services Segment’s total revenues for 2019 increased 2.4%, or $4.5 million, over 2018, to $193.8 million. The $4.6 million increase in core commissions and fees was driven primarily by the following: (i) $16.5 million related to the core commissions and fees from acquisitions that had no comparable revenues in the same period of 2018; offset by (ii) a decrease of $11.9 million related to net new and renewal business that was driven by lower weather-related and general property claims activity. The Services Segment’s growth rate for total commissions and fees was 2.4%, and Organic Revenue declined 6.3% in 2019. The Organic Revenue decline was realized primarily in our Social Security advocacy and property claims businesses.

Income before income taxes for 2019 increased 16.9%, or $5.8 million, over 2018, to $40.3 million due to a combination of: (i) the change in estimated acquisition earn-out payables partially offset by (ii) higher intercompany interest charges due to businesses acquired during 2019 and (iii) a decline in other operating expenses driven by management of our costs.

EBITDAC for 2019 decreased 2.5%, or $1.1 million, over the same period in 2018, to $42.8 million. EBITDAC Margin for 2019 decreased to 22.1% from 23.2% in the same period in 2018. The decrease in EBITDAC Margin was due the decline in Organic Revenue.

Other

As discussed in Note 17 of the Notes to Consolidated Financial Statements, the “Other” column in the Segment Information table includes any income and expenses not allocated to reportable segments, and corporate-related items, including the intercompany interest expense charges to reporting segments.

LIQUIDITY AND CAPITAL RESOURCES

The Company seeks to maintain a conservative balance sheet and liquidity profile. Our capital requirements to operate as an insurance intermediary are low and we have been able to grow and invest in our business principally through cash that has been generated from operations. We have the ability to utilize our revolving credit facility (the “Revolving Credit Facility”), which currently provides access to up to $700.0 million in available cash, and we believe that we have access to additional funds, if needed, through the capital markets to obtain further debt financing under the current market conditions. The Company believes that its existing cash, cash equivalents, short-term investment portfolio and funds generated from operations, together with the funds available under the Revolving Credit Facility, will be sufficient to satisfy our normal liquidity needs, including principal payments on our long-term debt, for at least the next 12 months.

Our cash and cash equivalents of $542.2 million at December 31, 2019 reflected an increase of $103.2 million from the $439.0 million balance at December 31, 2018. During 2019, $678.2 million of cash was generated from operating activities, representing an increase of 19.5%. During this period, $353.0 million of cash was used for new acquisitions, $9.9 million was used for acquisition earn-out payments, $73.1 million was used to purchase additional fixed assets, $91.3 million was used for payment of dividends, $38.7 million was used for share repurchases and $50.0 million was used to pay outstanding principal balances owed on long-term debt.

We hold approximately $21.3 million in cash outside of the U.S., which we currently have no plans to repatriate in the near future.

Our cash and cash equivalents of $439.0 million at December 31, 2018 reflected a decrease of $134.4 million from the $573.4 million balance at December 31, 2017. During 2018, $567.5 million of cash was generated from operating activities, representing an increase of 28.4%. During this period, $923.9 million of cash was used for new acquisitions, $26.6 million was used for acquisition earn-out payments, $41.5 million was used to purchase additional fixed assets, $84.7 million was used for payment of dividends, $100.0 million was used for share repurchases and $120.0 million was used to pay outstanding principal balances owed on long-term debt.

Our ratio of current assets to current liabilities (the “current ratio”) was 1.22 at both December 31, 2019 and 2018.

Contractual Cash Obligations

As of December 31, 2019, our contractual cash obligations were as follows:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$1,565,000	$55,000	$450,000	$710,000	$350,000
Other liabilities(1)	73,382	3,290	6,072	5,051	58,969
Operating leases(3)	245,919	49,405	85,193	57,743	53,578
Interest obligations	313,326	62,061	110,984	74,000	66,281
Unrecognized tax benefits	1,127	—	1,127	—	—
Maximum future acquisition contingency payments(2)	328,655	44,146	277,532	6,977	—
Total contractual cash obligations	$2,527,409	$213,902	$930,908	$853,771	$528,828

(1)	Includes the current portion of other long-term liabilities.

(2)	Includes $161.5 million of current and non-current estimated earn-out payables.
(3)	Includes $5.8 million of future lease commitments not reflected on the balance sheet.

Debt

Total debt at December 31, 2019 was $1,555.3 million net of unamortized discount and debt issuance costs, which was an increase of $48.4 million compared to December 31, 2018. The increase includes (i) a drawdown on the Revolving Credit Facility of $100.0 million on August 9, 2019 in connection with the acquisition of CKP Insurance, LLC and various other acquisitions closed in the third quarter of 2019, (ii) the repayment of principal of $50.0 million for scheduled principal amortization balances related to our various existing floating rate debt term notes, (iii) amortization of discounted debt related to our various unsecured Senior Notes, and debt issuance cost amortization of $2.1 million, offset by (iv) additional discount to par and aggregate debt issuance costs of $3.7 million related to the issuance of the Company's 4.500% Senior Notes due 2029 as of December 31, 2019.

On March 11, 2019, the Company completed the issuance of $350.0 million aggregate principal amount of the Company's 4.500% Senior Notes due 2029. The Senior Notes were given investment grade ratings of BBB-/Baa3 with a stable outlook. The notes are subject to certain covenant restrictions which are customary for credit-rated obligations. At the time of funding, the proceeds were offered at a discount to the notional amount which also excluded an underwriting fee discount. The net proceeds received from the issuance were used to repay a portion of the outstanding balance of $350.0 million on the Revolving Credit Facility, utilized in connection with financing related to our acquisition of Hays, and for other general corporate purposes. As of December 31, 2019, there was an outstanding debt balance of $350.0 million exclusive of the associated discount balance.

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

On May 10, 2018, the Company elected to prepay in full the principal balance of $100.0 million from the Series E Senior Notes, which  were issued on September 15, 2011 in connection with the December 22, 2006 Master Shelf and Note Purchase Agreement with a national insurance company. Along with accrued interest of $0.7 million and a prepayment premium of $0.7 million as the notes were to mature on September 15, 2018. This resulted in a net interest expense savings of $0.8 million after deducting the pro-rated interest expense and prepayment premiums paid when compared to holding the note to maturity paying the full semi-annual coupon interest expense of $2.3 million.

The Company borrowed approximately $600.0 million under its Revolving Credit Facility on November 15, 2018 in connection with the closing of the acquisition of certain assets and assumption of certain liabilities of Hays.

On December 21, 2018, the Company borrowed $300.0 million under a term loan credit agreement with Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., BMO Harris Bank N.A. and SunTrust Bank as co-syndication agents, and Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, BMO Capital Markets Corp. and SunTrust Robinson Humphrey, Inc. as joint lead arrangers and joint bookrunners (the “Term Loan Credit Agreement”). The Term Loan Credit Agreement provides for an unsecured term loan in the initial amount of $300.0 million, which may, subject to lenders’ discretion, potentially be increased up to an aggregate amount of $450.0 million (the “Term Loan”). The Term Loan is repayable over the five-year term from the effective date of the Term Loan Credit Agreement, which was December 21, 2018. Based on the Company’s net debt leverage ratio or a non-credit enhanced senior unsecured long-term debt rating as determined by Moody’s Investor Service and Standard & Poor’s Rating Service, the current rate of interest on the Term Loan is 1.25% above the adjusted 1-Month London Interbank Offered Rate (“LIBOR”). The Company used $250.0 million of the borrowings to reduce indebtedness under the Revolving Credit Facility.

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

Our invested assets are held primarily as cash and cash equivalents, restricted cash, available-for-sale marketable debt securities, non-marketable debt securities, certificates of deposit, U.S. treasury securities, and professionally managed short duration fixed income funds. These investments are subject to interest rate risk. The fair values of our invested assets at December 31, 2019 and December 31, 2018, approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.

We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date.

As of December 31, 2019, we had $715.0 million of borrowings outstanding under our various credit agreements, all of which bear interest on a floating basis tied to London Interbank Overnight Rate (“LIBOR”) and is therefore subject to changes in the associated interest expense. The effect of an immediate hypothetical 10% change in interest rates would not have a material effect on our Consolidated Financial Statements. As of July 2017, the UK Financial Conduct Authority has urged banks and institutions to discontinue their use of the LIBOR benchmark rate for floating rate debt, and other financial instruments tied to the rate after 2021. The Alternative Reference Rates Committee (“ARRC”) have recommended the Secured Overnight Financing Rate (“SOFR”) as the best alternative rate to LIBOR post discontinuance and has proposed a transition plan and timeline designed to encourage the adoption of SOFR from LIBOR.

The Company is currently evaluating the transition from LIBOR as an interest rate benchmark to other potential alternative reference rates, including but not limited to the SOFR interest rate. Management will continue to actively asses the related opportunities and risks associated with the transition and monitor related proposals and guidance published by ARRC and other alternative-rate initiatives, with an expectation the we will be prepared to for a termination of LIBOR benchmarks after 2021.

We are subject to exchange rate risk primarily in our U.K.-based wholesale brokerage business that has a cost base principally denominated in British pounds and a revenue base in several other currencies, but principally in U.S. dollars. Based upon our foreign currency rate exposure as of December 31, 2019, an immediate 10% hypothetical changes of foreign currency exchange rates would not have a material effect on our Consolidated Financial Statements.

ITEM 8. Financial Statements and Supplementary Data.

BROWN & BROWN, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
(in thousands, except per share data)	2019	2018	2017
REVENUES
Commissions and fees	$2,384,737	$2,009,857	$1,857,270
Investment income	5,780	2,746	1,626
Other income, net	1,654	1,643	22,451
Total revenues	2,392,171	2,014,246	1,881,347
EXPENSES
Employee compensation and benefits	1,308,165	1,068,914	994,652
Other operating expenses	377,089	332,118	283,470
(Gain)/loss on disposal	(10,021)	(2,175)	(2,157)
Amortization	105,298	86,544	85,446
Depreciation	23,417	22,834	22,698
Interest	63,660	40,580	38,316
Change in estimated acquisition earn-out payables	(1,366)	2,969	9,200
Total expenses	1,866,242	1,551,784	1,431,625
Income before income taxes	525,929	462,462	449,722
Income taxes	127,415	118,207	50,092
Net income	$398,514	$344,255	$399,630
Net income per share:
Basic	$1.42	$1.24	$1.43
Diluted	$1.40	$1.22	$1.40
Dividends declared per share	$0.33	$0.31	$0.28

See accompanying notes to Consolidated Financial Statements.

BROWN & BROWN, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)	December 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$542,174	$438,961
Restricted cash and investments	420,801	338,635
Short-term investments	12,325	12,868
Premiums, commissions and fees receivable	942,834	844,815
Reinsurance recoverable	58,505	65,396
Prepaid reinsurance premiums	366,021	337,920
Other current assets	152,142	128,716
Total current assets	2,494,802	2,167,311
Fixed assets, net	148,627	100,395
Operating lease assets	184,288	—
Goodwill	3,746,094	3,432,786
Amortizable intangible assets, net	916,768	898,807
Investments	27,378	17,394
Other assets	104,864	71,975
Total assets	$7,622,821	$6,688,668
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Premiums payable to insurance companies	$1,014,317	$857,559
Losses and loss adjustment reserve	58,505	65,212
Unearned premiums	366,021	337,920
Premium deposits and credits due customers	113,841	105,640
Accounts payable	99,960	87,345
Accrued expenses and other liabilities	337,717	279,310
Current portion of long-term debt	55,000	50,000
Total current liabilities	2,045,361	1,782,986
Long-term debt less unamortized discount and debt issuance costs	1,500,343	1,456,990
Operating lease liabilities	167,855	—
Deferred income taxes, net	328,277	315,732
Other liabilities	230,706	132,392
Shareholders’ Equity:
Common stock, par value $0.10 per share; authorized 560,000 shares; issued 297,106 shares and outstanding 281,655 at 2019, issued 293,380 shares and outstanding 279,583 shares at 2018 - in thousands.	29,711	29,338
Additional paid-in capital	716,049	615,180
Treasury stock, at cost at 15,451 at 2019 and 13,797 shares at 2018, respectively - in thousands	(536,243)	(477,572)
Retained earnings	3,140,762	2,833,622
Total shareholders’ equity	3,350,279	3,000,568
Total liabilities and shareholders’ equity	$7,622,821	$6,688,668

See accompanying notes to Consolidated Financial Statements.

BROWN & BROWN, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
(in thousands, except per share data)	Shares	Par Value	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total
Balance at January 1, 2017	285,461	$28,547	$454,707	$(257,683)	$2,134,640	$2,360,211
Net income					399,630	399,630
Net unrealized holding (loss) gain on available-for-sale securities			(47)		41	(6)
Common stock issued for employee stock benefit plans	1,412	140	39,825			39,965
Purchase of treasury stock			(11,250)	(128,639)		(139,889)
Common stock issued to directors	22	2	498			500
Cash dividends paid ($0.28 per share)					(77,712)	(77,712)
Balance at December 31, 2017	286,895	28,689	483,733	(386,322)	2,456,599	2,582,699
Adoption of Topic 606 at January 1, 2018					117,515	117,515
Beginning balance after adoption of Topic 606	286,895	28,689	483,733	(386,322)	2,574,114	2,700,214
Net income					344,255	344,255
Net unrealized holding (loss) gain on available-for-sale securities			(21)		(57)	(78)
Common stock issued for employee stock benefit plans	3,096	310	39,857			40,167
Common stock issued for agency acquisitions	3,376	338	99,662			100,000
Purchase of treasury stock			(8,750)	(91,250)		(100,000)
Common stock issued to directors	13	1	699			700
Cash dividends paid ($0.31 per share)					(84,690)	(84,690)
Balance at December 31, 2018	293,380	29,338	615,180	(477,572)	2,833,622	3,000,568
Net Income					398,514	398,514
Net unrealized holding (loss) gain on available-for-sale securities			182		(30)	152
Common stock issued for employee stock benefit plans	3,129	313	59,867			60,180
Common stock issued for agency acquisitions	569	57	19,943			20,000
Purchase of treasury stock			20,000	(58,671)		(38,671)
Common stock issued to directors	28	3	877			880
Cash dividends paid ($0.33 per share)					(91,344)	(91,344)
Balance at December 31, 2019	297,106	$29,711	$716,049	$(536,243)	$3,140,762	$3,350,279

See accompanying notes to Consolidated Financial Statements.

BROWN & BROWN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2019	2018	2017
Cash flows from operating activities:
Net income	$398,514	$344,255	$399,630
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	105,298	86,544	85,446
Depreciation	23,417	22,834	22,698
Non-cash stock-based compensation	46,994	33,519	30,631
Change in estimated acquisition earn-out payables	(1,366)	2,969	9,200
Deferred income taxes	12,383	15,008	(102,183)
Amortization of debt discount and disposal of deferred financing costs	2,054	1,627	1,840
Accretion of discounts and premiums, investments	(5)	(10)	22
(Gain)/loss on sales of investments, fixed assets and customer accounts	(9,550)	(1,934)	(1,841)
Payments on acquisition earn-outs in excess of original estimated payables	(351)	(12,538)	(14,501)
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Premiums, commissions and fees receivable (increase) decrease	(86,778)	(93,630)	(43,306)
Reinsurance recoverables (increase) decrease	6,891	412,424	(399,737)
Prepaid reinsurance premiums (increase) decrease	(28,101)	(16,903)	(12,356)
Other assets (increase) decrease	(46,520)	(22,440)	(9,747)
Premiums payable to insurance companies (increase) decrease	148,658	141,169	37,380
Premium deposits and credits due customers increase (decrease)	7,820	13,792	7,750
Losses and loss adjustment reserve increase (decrease)	(6,707)	(411,509)	398,638
Unearned premiums increase (decrease)	28,101	16,903	12,356
Accounts payable increase (decrease)	17,800	21,880	26,798
Accrued expenses and other liabilities increase (decrease)	43,330	22,801	25,509
Other liabilities increase (decrease)	16,298	(9,232)	(32,252)
Net cash provided by operating activities	678,180	567,529	441,975
Cash flows from investing activities:
Additions to fixed assets	(73,108)	(41,520)	(24,192)
Payments for businesses acquired, net of cash acquired	(353,043)	(923,874)	(41,471)
Proceeds from sales of fixed assets and customer accounts	21,592	4,984	4,094
Purchases of investments	(17,520)	(9,284)	(10,665)
Proceeds from sales of investments	8,494	17,923	9,644
Net cash used in investing activities	(413,585)	(951,771)	(62,590)
Cash flows from financing activities:
Payments on acquisition earn-outs	(9,566)	(14,059)	(29,265)
Proceeds from long-term debt	350,000	300,000	—
Payments on long-term debt	(50,000)	(120,000)	(96,750)
Deferred debt issuance costs	(3,701)	(778)	(2,821)
Borrowings on revolving credit facilities	100,000	600,000	—
Payments on revolving credit facilities	(350,000)	(250,000)	—
Issuances of common stock for employee stock benefit plans	24,999	19,432	17,422
Repurchase of stock benefit plan shares for employees to fund tax withholdings	(10,933)	(12,155)	(7,565)
Purchase of treasury stock	(58,671)	(91,250)	(128,639)
Settlement (prepayment) of accelerated share repurchase program	20,000	(8,750)	(11,250)
Cash dividends paid	(91,344)	(84,690)	(77,712)
Net cash provided by (used in) financing activities	(79,216)	337,750	(336,580)
Net increase (decrease) in cash and cash equivalents inclusive of restricted cash	185,379	(46,492)	42,805
Cash and cash equivalents inclusive of restricted cash at beginning of period	777,596	824,088	781,283
Cash and cash equivalents inclusive of restricted cash at end of period	$962,975	$777,596	$824,088

See accompanying notes to Consolidated Financial Statements. Refer to Note 13 for reconciliation of cash and cash equivalents inclusive of restricted cash.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 Summary of Significant Accounting Policies

Nature of Operations

Brown & Brown, Inc., a Florida corporation, and its subsidiaries (collectively, “Brown & Brown” or the “Company”) is a diversified insurance agency, wholesale brokerage, insurance programs and service organization that markets and sells insurance products and services, primarily in the property, casualty and employee benefits areas. Brown & Brown’s business is divided into four reportable segments. The Retail Segment provides a broad range of insurance products and services to commercial, public and quasi-public, professional and individual insured customers, and non-insurance risk-mitigating products through our automobile dealer services (“F&I”) businesses. The National Programs Segment, which acts as a managing general agent (“MGA”), provides professional liability and related package products for certain professionals, a range of insurance products for individuals, flood coverage, and targeted products and services designated for specific industries, trade groups, governmental entities and market niches, all of which are delivered through a nationwide network of independent agents, including Brown & Brown retail agents. The Wholesale Brokerage Segment markets and sells excess and surplus commercial and personal lines insurance, primarily through independent agents and brokers, as well as Brown & Brown retail agents. The Services Segment provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare Set-aside services, Social Security disability and Medicare benefits advocacy services and claims adjusting services.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“Topic 842”), which provides guidance for accounting for leases.  Under Topic 842, all leases are required to be recorded on the balance sheet and are classified as either operating leases or finance leases.  Effective as of January 1, 2019, the Company adopted Topic 842, and all related amendments, which established Accounting Standards Codification (“ASC”) Topic 842.  The Company adopted these standards by the recognition of right-of-use assets and related lease liabilities on the balance sheet. As permitted by Topic 842, the Company elected the transition practical expedient to adopt as of January 1, 2019, the date of initial application under the modified retrospective approach for leases existing at that date, with an adjustment to retained earnings. As a result, the Consolidated Balance Sheets at December 31, 2018 was not restated and continues to be reported under ASC Topic 840 (“Topic 840”) which did not require the recognition of operating lease liabilities on the balance sheet, and thus is not comparative.  For the year ended December 31, 2019, all of the Company’s leases are classified as operating leases, which are primarily real estate leases for office space.  The expense recognition for operating leases under Topic 842 is substantially consistent with Topic 840, where operating lease charges are recorded entirely in operating expenses.  As a result, there is no significant difference in the Company’s results of operations presented in the Company’s Condensed Consolidated Statements of Income for each period presented.

The adoption of Topic 842 had a significant impact on the Company’s balance sheet with the recognition of the operating lease right-of-use asset and the liability for operating leases.  Upon adoption, leases that were classified as operating leases under Topic 840 were classified as operating leases under Topic 842.  For the adoption of Topic 842, the Company recorded an adjustment of $202.9 million to operating lease right-of-use asset and the related lease liability, with no impact to retained earnings.  The deferred rent previously accrued under Topic 840 was reclassified to the right-of-use asset upon the adoption of Topic 842.  The lease liability is the present value of the remaining minimum lease payments, determined under Topic 840, discounted using the Company’s incremental borrowing rate at the effective date of January 1, 2019.  As permitted under Topic 842, the Company elected to use the practical expedient that permits the Company to not reassess whether a contract is or contains a lease, the classification of the Company’s existing operating leases, and initial direct costs for any existing leases. The Company did not elect the practical expedient to use hindsight in determining the lease term (when considering lessee options to extend or terminate the lease and to purchase the underlying asset) and in assessing impairment of the Company’s right-of-use assets. The application of the practical expedient did not have a significant impact on the measurement of the operating lease liability.

The impact of the adoption of Topic 842 on the balance sheet at January 1, 2019 was (in thousands):

(in thousands)	Balance at December 31, 2018	Adjustments due to Topic 842	Balance at January 1, 2019
Balance Sheet
Assets:
Other current assets	$128,716	$(3,004)	$125,712
Operating lease assets	—	178,304	178,304
Total Assets	6,688,668	175,300	6,863,968
Liabilities:
Accrued expenses and other liabilities	279,310	13,836	293,146
Operating lease liabilities	—	161,464	161,464
Total Liabilities	3,688,100	175,300	3,863,400

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

Leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, or the lease term is for a major part of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any one of these criteria. None of the Company’s real estate leases for office space meet the definition of a finance lease. The Company’s policy is to own, rather than lease, equipment.

For leases at the lease commencement date, a right-of-use asset and a lease liability are recognized. The right-of-use asset represents the right to use the leased asset for the lease term. The right-of-use asset is initially measured at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, less any lease incentives received. The lease liability is initially measured at the present value of the lease payments under the lease. For the Company’s operating leases, the lease payments are discounted using an incremental borrowing rate, which approximates the rate of interest that would be paid on a secured borrowing in an amount equal to the lease payments for the underlying asset under similar terms.

Lease payments included in the measurement of the lease liability comprise the following: the fixed noncancelable lease payments, payments for optional renewal periods where it is reasonably certain the renewal period will be exercised, and payments for early termination options unless it is reasonably certain the lease will not be terminated early. Some of the Company’s real estate leases contain variable lease payments, including payments based on an index or rate. Variable lease payments based on an index or rate are initially measured using the index or rate in effect at lease commencement and based on the minimum amount stated in the lease. Lease components are included in the measurement of the initial lease liability. Additional payments based on the change in an index or rate, or payments based on a change in the Company’s portion of the operating expenses, including real estate taxes and insurance, are recorded as a period expense when incurred. Lease modifications result in remeasurement of the right-of-use assets and the lease liability.

Lease expense for operating leases consists of the lease payments, inclusive of lease incentives, plus any initial direct costs, and is recognized on a straight-line basis over the lease term. Included in lease expense are any variable lease payments incurred in the period that were not included in the initial lease liability.

The Company elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a total term of 12 months or less. The effect of short-term leases on the Company’s right-of-use asset and lease liability would not be significant.

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

Commission revenues – Prior to the adoption of Topic 606, commission revenues, including those billed on an installment basis, were recognized on the latter of the policy effective date or the date that the premium was billed to the customer, with the exception of the Company’s Arrowhead businesses, which followed a policy of recognizing these revenues on the latter of the policy effective date or processed date in our systems.  As a result of the adoption of Topic 606, commission revenues associated with the issuance of policies are now recognized upon the effective date of the associated policy. The overall impact of these changes are not significant on a full-year basis, but the timing of recognizing revenue has impacted our fiscal quarters when compared to prior years. These commission revenues, including those billed on an installment basis, are now recognized earlier than they had been previously. Revenue is now accrued based upon the completion of the performance obligation, thereby creating a current asset for the unbilled revenue, until such time as an invoice is generated, which typically does not exceed 12 months. For the year ended December 31, 2018, the adoption of Topic 606 increased base and incentive commissions revenue, as defined in Note 2, by $9.9 million compared to what would have been recognized under the Company’s previous accounting policies. Incentive commissions represent a form of variable consideration which includes additional commissions over base commissions received from insurance carriers based on predetermined production levels mutually agreed upon by both parties.

Profit-sharing contingent commissions – Prior to the adoption of Topic 606, revenue that was not fixed and determinable because a contingency existed was not recognized until the contingency was resolved.  Under Topic 606, the Company must estimate the amount of consideration that will be received in the coming year such that a significant reversal of revenue is not probable.  Profit-sharing contingent commissions represent a form of variable consideration associated with the placement of coverage, for which we earn commissions and fees.  In connection with Topic 606, profit-sharing contingent commissions are estimated with a constraint applied and accrued relative to the recognition of the corresponding core commissions.  The resulting effect on the timing of recognizing profit-sharing contingent commissions will now more closely follow a similar pattern as our commissions and fees with any true-ups recognized when payments are received or as additional information that affects the estimate becomes available.  For the year ended December 31, 2018, the adoption of Topic 606 reduced profit-sharing contingent commissions revenue by $2.3 million compared to what would have been recognized under our previous accounting policies.

Fee revenues – The Company earns fee revenue related to services other than securing insurance coverage, which are predominantly in the Company’s National Programs and Services Segments, and to a lesser extent in the large accounts businesses within the Company’s Retail Segment, where the Company receives negotiated fees in lieu of a commission. In accordance with Topic 606, fee revenue from fee agreements are recognized in earlier periods and others in later periods as compared to our previous accounting treatment depending on when the services within the contract are satisfied and when we have transferred control of the related services to the customer. The overall impact of these changes is not significant on a full-year basis, but the timing of recognizing fees revenue will impact our fiscal quarters when compared to prior years. For the year ended December 31, 2018, the adoption of Topic 606 increased fees revenue by $6.2 million compared to what would have been recognized under our previous accounting policies, including a one-time $10.5 million increase for revenues within our Services Segment. Excluding this increase, fee revenues would have decreased by $4.3 million.

Additionally, the Company has evaluated ASC Topic 340 – Other Assets and Deferred Cost (“ASC 340”) which requires companies to defer certain incremental cost to obtain customer contracts, and certain costs to fulfill customer contracts.

Incremental cost to obtain – The adoption of ASC 340 resulted in the Company deferring certain costs to obtain customer contracts primarily as they relate to commission-based compensation plans in the Retail Segment, in which the Company pays an incremental amount of compensation on new business. These incremental costs are deferred and amortized over a 15-year period, which is consistent with the analysis performed on acquired customer accounts and referenced in Note 5 to the Company’s consolidated financial statements. For incremental costs with an amortization period of less than 12 months, the costs are expensed as incurred. For the year ended December 31, 2018, the Company deferred $13.7 million of incremental cost to obtain customer contracts. The Company expensed $0.5 million of the incremental cost to obtain customer contracts for the year ended December 31, 2018.

Cost to fulfill – The adoption of ASC 340 resulted in the Company deferring certain costs to fulfill contracts and to recognize these costs as the associated performance obligations are fulfilled. In order for contract fulfillment costs to be deferred under ASC 340, the costs must (1) relate directly to a specific contract or anticipated contract, (2) generate or enhance resources that the Company will use in satisfying its obligations under the contract, and (3) be expected to be recovered through sufficient net cash flows from the contract. The Company does not expect the overall impact of these changes to be significant on a full-year basis, but the timing of recognizing these expenses will impact quarterly results compared to prior years as such recognition better aligns with the associated revenue. With the modified retrospective adoption of Topic 606, the Company deferred $52.7 million in contract fulfillment costs on its opening balance sheet on January 1, 2018 based upon the estimated average time spent on policy renewals. For the year ended December 31, 2018, the Company had net expense of $1.3 million related to the release of previously deferred contract fulfillment costs associated with performance obligations that were satisfied in the period, net of current year deferrals for costs incurred that related to performance obligations yet to be fulfilled.

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

Shareholders’ Equity:
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

Investments

Certificates of deposit, and other securities, having maturities of more than three months when purchased are reported at cost and are adjusted for other-than-temporary market value declines.  The Company’s investment holdings include U.S. Government securities, municipal bonds, domestic corporate and foreign corporate bonds as well as short-duration fixed income funds.  Investments within the portfolio or funds are held as available-for-sale and are carried at their fair value.  Any gain/loss applicable from the fair value change is recorded, net of tax, as other comprehensive income within the equity section of the Consolidated Balance Sheets.  Realized gains and losses are reported on the Consolidated Statement of Income, with the cost of securities sold determined on a specific identification basis.

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

Goodwill and Amortizable Intangible Assets

All of our business combinations initiated after June 30, 2001 are accounted for using the acquisition method. Acquisition purchase prices are typically based upon a multiple of average annual EBITDA, operating profit and/or core revenue earned over a period of 3 years within a minimum and maximum price range. The recorded purchase prices for all acquisitions consummated after January 1, 2009 include an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations are recorded in the Consolidated Statement of Income when incurred.

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

The excess of the purchase price of an acquisition over the fair value of the identifiable tangible and amortizable intangible assets is assigned to goodwill. While goodwill is not amortizable, it is subject to assessment at least annually, and more frequently in the presence of certain circumstances, for impairment by application of a fair value-based test. The Company compares the fair value of each reporting unit with its carrying amount to determine if there is potential impairment of goodwill. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. Fair value is estimated based upon multiples of earnings before interest, income taxes, depreciation, amortization and change in estimated acquisition earn-out payables (“EBITDAC”), or on a discounted cash flow basis. The Company completed its most recent annual assessment as of November 30, 2019 and determined that the fair value of goodwill significantly exceeded the carrying value of such assets. In addition, as of December 31, 2019, there are no accumulated impairment losses.

The carrying value of amortizable intangible assets attributable to each business or asset group comprising the Company is periodically reviewed by management to determine if there are events or changes in circumstances that would indicate that its carrying amount may not be recoverable. Accordingly, if there are any such changes in circumstances during the year, the Company assesses the carrying value of its amortizable intangible assets by considering the estimated future undiscounted cash flows generated by the corresponding business or asset group. Any impairment identified through this assessment may require that the carrying value of related amortizable intangible assets be adjusted. There were no impairments recorded for the years ended December 31, 2019, 2018 and 2017.

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

Net Income Per Share

Basic net income per share is computed based on the weighted average number of common shares (including participating securities) issued and outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares issued and outstanding plus equivalent shares, assuming the exercise of stock options. The dilutive effect of stock options is computed by application of the treasury-stock method. The weighted average number of common shares outstanding for 2017 reflects the 2-for-1 stock split that occurred on March 28, 2018.

The following is a reconciliation between basic and diluted weighted average shares outstanding for the years ended December 31:

(in thousands, except per share data)	2019	2018	2017(1)
Net income	$398,514	$344,255	$399,630
Net income attributable to unvested awarded performance stock	(12,873)	(8,297)	(9,746)
Net income attributable to common shares	$385,641	$335,958	$389,884
Weighted average number of common shares outstanding – basic	281,566	277,663	279,394
Less unvested awarded performance stock included in weighted average number of common shares outstanding – basic	(9,095)	(6,692)	(6,814)
Weighted average number of common shares outstanding for basic earnings per common share	272,471	270,971	272,580
Dilutive effect of stock options	2,145	4,550	5,006
Weighted average number of shares outstanding – diluted	274,616	275,521	277,586
Net income per share:
Basic	$1.42	$1.24	$1.43
Diluted	$1.40	$1.22	$1.40

(1)The weighted average number of common shares outstanding for 2017 reflects the 2-for-1 stock split that occurred on March 28, 2018.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents; restricted cash and short-term investments; investments; premiums, commissions and fees receivable; reinsurance recoverable; prepaid reinsurance premiums; premiums payable to insurance companies; losses and loss adjustment reserve; unearned premium; premium deposits and credits due customers and accounts payable, at December 31, 2019 and 2018, approximate fair value because of the short-term maturity of these instruments. The carrying amount of the Company’s long-term debt approximates fair value at December 31, 2019 and 2018 as our fixed-rate borrowings of $848.7 million approximate their values using market quotes of notes with the similar terms as ours, which we deem a close approximation of current market rates. The estimated fair value of the $715.0 million currently outstanding approximates the carrying value due to the variable interest rate based upon adjusted LIBOR.  See Note 3 to our Consolidated Financial Statements for the fair values related to the establishment of intangible assets and the establishment and adjustment of earn-out payables.  See Note 6 for information on the fair value of investments and Note 9 for information on the fair value of long-term debt.

Non-Cash Stock-Based Compensation

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

Reinsurance

The Company protects itself from claims-related losses by reinsuring all claims risk exposure. The only line of insurance in which the Company acts in a risk-bearing capacity is flood insurance associated with the Wright National Flood Insurance Company (“WNFIC”), which is part of our National Programs Segment. However, all exposure is reinsured with the Federal Emergency Management Agency (“FEMA”) for basic admitted policies conforming to the National Flood Insurance Program. For excess flood insurance policies, all exposure is reinsured with a reinsurance carrier with an AM Best Company rating of “A” or better. Reinsurance does not legally discharge the ceding insurer from the primary liability for the full amount due under the reinsured policies. Reinsurance premiums, commissions, expense reimbursement and reserves related to ceded business are accounted for on a basis consistent with the accounting for the original policies issued and the terms of reinsurance contracts. Premiums earned and losses and loss adjustment expenses incurred are reported net of reinsurance amounts. Other underwriting expenses are shown net of earned ceding commission income. The liabilities for unpaid losses and loss adjustment expenses and unearned premiums are reported gross of ceded reinsurance recoverable.

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

Premiums from WNFIC are recognized as income over the coverage period of the related policies. Unearned premiums represent the portion of premiums written that relate to the unexpired terms of the policies in force and are determined on a daily pro rata basis. The income is recorded to the commissions and fees line of the income statement.

NOTE 2 Revenues

The following tables present the revenues disaggregated by revenue source:

	Twelve months ended December 31, 2019
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other(8)	Total
Base commissions(1)	$994,170	$338,058	$242,380	$—	$(128)	$1,574,480
Fees(2)	246,135	151,298	56,852	193,641	(1,160)	646,766
Incentive commissions(3)	80,505	(524)	1,252	—	27	81,260
Profit-sharing contingent commissions(4)	34,150	17,517	7,499	—	—	59,166
Guaranteed supplemental commissions(5)	11,056	10,566	1,443	—	—	23,065
Investment income(6)	149	1,397	178	139	3,917	5,780
Other income, net(7)	1,096	72	483	1	2	1,654
Total Revenues	$1,367,261	$518,384	$310,087	$193,781	$2,658	$2,392,171

	Twelve months ended December 31, 2018
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other(8)	Total
Base commissions(1)	$811,820	$324,168	$226,117	$—	$(68)	$1,362,037
Fees(2)	148,121	144,195	50,571	189,041	(1,090)	530,838
Incentive commissions(3)	48,698	1,543	864	—	41	51,146
Profit-sharing contingent commissions(4)	24,517	23,896	7,462	—	—	55,875
Guaranteed supplemental commissions(5)	8,535	76	1,350	—	—	9,961
Investment income(6)	2	506	165	205	1,868	2,746
Other income, net(7)	1,070	79	485	—	9	1,643
Total Revenues	$1,042,763	$494,463	$287,014	$189,246	$760	$2,014,246

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

(2)	Fee revenues relate to fees for services other than securing coverage for our customers, fees negotiated in lieu of commissions, and automotive finance and insurance products (“F&I”).

(3)	Incentive commissions include additional commissions over base commissions received from insurance carriers based on predetermined production levels mutually agreed upon by both parties.

(4)	Profit-sharing contingent commissions are based primarily on underwriting results, but may also reflect considerations for volume, growth and/or retention.

(5)	Guaranteed supplemental commissions represent guaranteed fixed-base agreements in lieu of profit-sharing contingent commissions.

(6)	Investment income consists primarily of interest on cash and investments.

(7)	Other income consists primarily of legal settlements and other miscellaneous income.
(8)	Fees within other reflects the elimination of intercompany revenues.

Contract Assets and Liabilities

The balances of contract assets and contract liabilities arising from contracts with customers as of December 31, 2019 and 2018 were as follows:

(in thousands)	December 31, 2019	December 31, 2018
Contract assets	$289,609	$265,994
Contract liabilities	$58,126	$53,496

Unbilled receivables (contract assets) arise when the Company recognizes revenue for amounts which have not yet been billed in our systems. Deferred revenue (contract liabilities) relates to payments received in advance of performance under the contract before the transfer of a good or service to the customer.

As of December 31, 2019, deferred revenue consisted of $41.2 million as current portion to be recognized within one year and $16.9 million in long-term to be recognized beyond one year. As of December 31, 2018, deferred revenue consisted of $37.0 million as current portion to be recognized within one year and $16.5 million in long-term deferred revenue to be recognized beyond one year.

Contract assets and contract liabilities arising from acquisitions in 2019 were approximately $6.5 million and $9.3 million, respectively. Contract assets and contract liabilities arising from acquisitions in 2018 were approximately $34.3 million and $3.3 million, respectively.

During the twelve months ended December 31, 2019 and 2018, the amount of revenue recognized related to performance obligations satisfied in a previous period, inclusive of changes due to estimates, was approximately $17.2 million and $8.9 million, respectively.

Other Assets and Deferred Cost

Incremental cost to obtain – The Company defers certain costs to obtain customer contracts primarily as they relate to commission-based compensation plans in the Retail Segment, in which the Company pays an incremental amount of compensation on new business. These incremental costs are deferred and amortized over a 15-year period. The cost to obtain balance within the Other Assets caption in the Company’s Condensed Consolidated Balance Sheets was $26.9 million and $13.2 million as of December 31, 2019 and December 31, 2018, respectively. For the 12 months ended December 31, 2019, the Company deferred $15.1 million of incremental cost to obtain customer contracts. The Company expensed $1.4 million and $0.5 million of the incremental cost to obtain customer contracts for the 12 months ended December 31, 2019 and December 31, 2018, respectively.

Cost to fulfill - The Company defers certain costs to fulfill contracts and recognizes these costs as the associated performance obligations are fulfilled. The cost to fulfill balance within the other current assets caption in the Company's Condensed Consolidated Balance Sheets was $73.3 million and $69.8 million as of December 31, 2019 and December 31, 2018, respectively. For the 12 months ended December 31, 2019, the Company had a net deferral of $1.0 million related to current year deferrals for costs incurred that relate to performance obligations yet to be fulfilled, net of the expense of previously deferred contract fulfillment costs associated with performance obligations that were satisfied in the period.

NOTE 3  Business Combinations

During the year ended December 31, 2019, the Company acquired the assets and assumed certain liabilities of 22 insurance intermediaries, all the stock of one insurance intermediary and 4 books of businesses (customer accounts). Additionally, miscellaneous adjustments were recorded to the purchase price allocation of certain prior acquisitions completed within the last 12 months as permitted by ASC Topic 805 - Business Combinations (“ASC 805”). Such adjustments are presented in the “Other” category within the following two tables. The recorded purchase price for all acquisitions includes an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations will be recorded in the Consolidated Statement of Income when incurred.

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

Based upon the acquisition date and the complexity of the underlying valuation work, certain amounts included in the Company’s Consolidated Financial Statements may be provisional and thus subject to further adjustments within the permitted measurement period, as defined in ASC 805. For the year ended December 31, 2019, adjustments were made within the permitted measurement period that resulted in a decrease in the aggregate purchase price of the affected acquisitions of $4.1 million relating to the assumption of certain liabilities. These measurement period adjustments have been reflected as current period adjustments for the year ended December 31, 2019 in accordance with the guidance in ASU 2015-16 “Business Combinations.” The measurement period adjustments impacted goodwill, with no effect on earnings or cash in the current period.

Cash paid for acquisitions was $356.3 million and $934.9 million in the years ended December 31, 2019 and 2018, respectively. We completed 23 acquisitions (excluding book of business purchases) during the year ended December 31, 2019. We completed 23 acquisitions (excluding book of business purchases) during the year ended December 31, 2018.

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

(in thousands)
Name	Business segment	Effective date of acquisition	Cash paid	Common stock issued	Other payable	Recorded earn-out payable	Net assets acquired	Maximum potential earn- out payable
Smith Insurance Associates, Inc. (Smith)	Retail	February 1, 2019	$20,129	$—	$—	$2,704	$22,833	$4,550
Donald P. Pipino Company, LTD (Pipino)	Retail	February 1, 2019	16,420	—	135	9,821	26,376	12,996
AGA Enterprises, LLC d/b/a Cossio Insurance Agency (Cossio)	Retail	March 1, 2019	13,990	—	10	696	14,696	2,000
Medval, LLC (Medval)	Services	March 1, 2019	29,106	—	100	1,684	30,890	2,500
United Development Systems, Inc. (United)	Retail	May 1, 2019	18,987	—	388	3,268	22,643	8,625
Twinbrook Insurance Brokerage, Inc. (Twinbrook)	Retail	June 1, 2019	26,251	—	400	1,565	28,216	5,073
Innovative Risk Solutions, Inc. (IRS)	Retail	July 1, 2019	26,435	—	2,465	6,109	35,009	9,000
WBR Insurance Agency, LLC et al (WBR)	Retail	August 1, 2019	10,667	—	203	2,197	13,067	4,575
West Ridge Insurance Agency, Inc. d/b/a Yozell Associates (Yozell)	Retail	August 1, 2019	13,030	—	470	768	14,268	6,730
CKP Insurance, LLC (CKP)	Retail	August 1, 2019	89,190	20,000	4,000	38,093	151,283	76,500
Poole Professional Ltd. Insurance Agents and Brokers et al (Poole)	Retail	October 1, 2019	32,358	—	75	4,556	36,989	6,850
VerHagen Glendenning & Walker LLP (VGW)	Retail	October 1, 2019	23,032	—	1,498	2,385	26,915	8,170
Other	Various	Various	36,665	—	2,391	9,026	48,082	14,454
Total			$356,260	$20,000	$12,135	$82,872	$471,267	$162,023

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition and adjustments made during the measurement period of the prior year acquisitions.

(in thousands)	Smith	Pipino	Cossio	Medval	United	Twinbrook	IRS	WBR	Yozell	CKP
Cash	$—	$—	$—	$3,217	$—	$—	$—	$—	$—	$—
Other current assets	680	819	236	1,708	477	919	1,375	449	1,781	9,170
Fixed assets	39	112	29	50	20	85	11	10	12	193
Goodwill	16,042	16,765	10,010	19,108	15,111	18,935	24,938	9,096	8,904	110,495
Purchased customer accounts	6,500	11,360	4,403	7,300	7,065	8,557	8,800	4,022	3,550	32,274
Non-compete agreements	41	11	21	1	11	12	11	34	21	21
Other assets	—	772	—	15	—	—	—	—	—	—
Total assets acquired	23,302	29,839	14,699	31,399	22,684	28,508	35,135	13,611	14,268	152,153
Other current liabilities	(469)	(3,463)	(3)	(480)	(41)	(292)	(126)	(166)	—	(870)
Other liabilities	—	—	—	(29)	—	—	—	(378)	—	—
Total liabilities assumed	(469)	(3,463)	(3)	(509)	(41)	(292)	(126)	(544)	—	(870)
Net assets acquired	$22,833	$26,376	$14,696	$30,890	$22,643	$28,216	$35,009	$13,067	$14,268	$151,283

(in thousands)	Poole	VGW	Other	Total
Cash	$—	$—	$—	$3,217
Other current assets	938	1,190	(6,786)	12,956
Fixed assets	4	20	(130)	455
Goodwill	28,233	16,595	34,314	328,546
Purchased customer accounts	10,359	9,092	15,020	128,302
Non-compete agreements	33	34	161	412
Other assets	—	—	(732)	55
Total assets acquired	39,567	26,931	41,847	473,943
Other current liabilities	(2,578)	(16)	6,235	(2,269)
Other liabilities	—	—	—	(407)
Total liabilities assumed	(2,578)	(16)	6,235	(2,676)
Net assets acquired	$36,989	$26,915	$48,082	$471,267

The weighted average useful lives for the acquired amortizable intangible assets are as follows: purchased customer accounts, 15 years; and non-compete agreements, 5 years.

Goodwill of $328.5 million, which is net of any opening balance sheet adjustments within the allowable measurement period, was allocated to the Retail, National Programs, Wholesale Brokerage and Services Segments in the amounts of $302.6 million, $0.1 million, $6.5 million and $19.3 million, respectively. Of the total goodwill of $328.5 million, the amount currently deductible for income tax purposes is $245.6 million and the remaining $82.9 million relates to the recorded earn-out payables and will not be deductible until it is earned and paid.

For the acquisitions completed during 2019, the results of operations since the acquisition dates have been combined with those of the Company. The total revenues from the acquisitions completed through December 31, 2019 included in the Consolidated Statement of Income for the year ended December 31, 2019 were $49.1 million. The income before income taxes, including the intercompany cost of capital charge, from the acquisitions completed through December 31, 2019 included in the Consolidated Statement of Income for the year ended December 31, 2019 was $3.4 million, excluding one acquisition from the third quarter of 2019 which recognizes primarily all of its revenues in the first quarter of each year. If the acquisitions had occurred as of the beginning of the respective periods, the Company’s results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

(UNAUDITED)	Year Ended December 31,
(in thousands, except per share data)	2019	2018
Total revenues	$2,447,401	$2,120,867
Income before income taxes	$545,182	$496,076
Net income	$412,974	$369,277
Net income per share:
Basic	$1.47	$1.33
Diluted	$1.46	$1.31
Weighted average number of shares outstanding:
Basic	272,471	270,971
Diluted	274,616	275,521

Acquisitions in 2018

During the year ended December 31, 2018, the Company acquired the assets and assumed certain liabilities of 20 insurance intermediaries, all the stock of three insurance intermediaries and one book of business (customer accounts). Additionally, miscellaneous adjustments were recorded to the purchase price allocation of certain prior acquisitions completed within the last 12 months as permitted by ASC 805. Such adjustments are presented in the “Other” category within the following two tables.

For the year ended December 31, 2018, several adjustments were made within the permitted measurement period that resulted in an increase in the aggregate purchase price of the affected acquisitions of $21.4 thousand, relating to the assumption of certain liabilities.

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

Acquisitions in 2017

During the year ended December 31, 2017, the Company acquired the assets and assumed certain liabilities of 11 insurance intermediaries and one book of business (customer accounts). Additionally, miscellaneous adjustments were recorded to the purchase price allocation of certain prior acquisitions completed within the last 12 months as permitted by ASC 805. Such adjustments are presented in the “Other” category within the following two tables.

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

As of December 31, 2019, the maximum future contingency payments related to all acquisitions totaled $328.7 million, all of which relates to acquisitions consummated subsequent to January 1, 2009.

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

As of December 31, 2019, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820-Fair Value Measurement. The resulting additions, payments and net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Balance as of the beginning of the period	$89,924	$36,175	$63,821
Additions to estimated acquisition earn-out payables from new acquisitions	82,872	77,377	6,920
Payments for estimated acquisition earn-out payables	(9,917)	(26,597)	(43,766)
Subtotal	162,879	86,955	26,975
Net change in earnings from estimated acquisition earn-out payables:
Change in fair value on estimated acquisition earn-out payables	(7,298)	603	6,874
Interest expense accretion	5,932	2,366	2,326
Net change in earnings from estimated acquisition earn- out payables	(1,366)	2,969	9,200
Balance as of December 31,	$161,513	$89,924	$36,175

Of the $161.5 million of estimated acquisition earn-out payables as of December 31, 2019, $17.9 million was recorded as accounts payable, and $143.6 million was recorded as another non-current liability. Included within additions to estimated acquisition earn-out payables are any adjustments to opening balance sheet items prior to the one-year anniversary date of the acquisition and may therefore differ from previously reported amounts. Of the $89.9 million of estimated acquisition earn-out payables as of December 31, 2018, $21.1 million was recorded as accounts payable, and $68.8 million was recorded as other non-current liabilities. Of the $36.2 million of estimated acquisition earn-out payables as of December 31, 2017, $25.1 million was recorded as accounts payable, and $11.1 million was recorded as other non-current liabilities.

NOTE 4  Goodwill

The changes in the carrying value of goodwill by reportable segment for the years ended December 31, are as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Total
Balance as of January 1, 2018	$1,386,248	$908,472	$286,098	$135,261	$2,716,079
Goodwill of acquired businesses	676,902	18,737	5,524	16,547	717,710
Goodwill disposed of relating to sales of businesses	—	(1,003)	—	—	(1,003)
Balance as of December 31, 2018	$2,063,150	$926,206	$291,622	$151,808	$3,432,786
Goodwill of acquired businesses	302,640	74	6,479	19,353	328,546
Goodwill disposed of relating to sales of businesses	(14,499)	(739)	—	—	(15,238)
Balance as of December 31, 2019	$2,351,291	$925,541	$298,101	$171,161	$3,746,094

NOTE 5 Amortizable Intangible Assets

Amortizable intangible assets at December 31, 2019 and 2018 consisted of the following:

	December 31, 2019				December 31, 2018
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average life in years(1)	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average life in years(1)
Purchased customer accounts	$1,925,326	$(1,011,574)	$913,752	15.0	$1,804,404	$(909,415)	$894,989	14.9
Non-compete agreements	33,881	(30,865)	3,016	4.6	33,469	(29,651)	3,818	4.5
Total	$1,959,207	$(1,042,439)	$916,768		$1,837,873	$(939,066)	$898,807

(1)	Weighted average life calculated as of the date of acquisition.

Amortization expense for amortizable intangible assets for the years ending December 31, 2020, 2021, 2022, 2023 and 2024 is estimated to be $101.2 million, $97.6 million, $93.1 million, $86.2 million and $82.3 million, respectively.

NOTE 6 Investments

At December 31, 2019, the Company’s amortized cost and fair values of fixed maturity securities are summarized as follows:

(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities, obligations of U.S. Government agencies and Municipalities	$26,487	$174	$(39)	$26,622
Corporate debt	5,324	68	(8)	5,384
Total	$31,811	$242	$(47)	$32,006

At December 31, 2019, the Company held $26.6 million in fixed income securities composed of U.S Treasury securities, securities issued by U.S. Government agencies and municipalities, and $5.4 million issued by corporations with investment-grade ratings. Of the total, $4.6 million is classified as short-term investments on the Consolidated Balance Sheets as maturities are less than one year in duration. Additionally, the Company holds $7.7 million in short-term investments, which are related to time deposits held with various financial institutions.

For securities in a loss position, the following table shows the investments’ gross unrealized loss and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2019:

	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Treasury securities, obligations of U.S. Government agencies and Municipalities	$—	$—	$7,053	$(39)	$7,053	$(39)
Corporate debt	—	—	998	(8)	998	(8)
Total	$—	$—	$8,051	$(47)	$8,051	$(47)

The unrealized losses from corporate issuers were caused by interest rate increases. At December 31, 2019, the Company had 10 securities in an unrealized loss position. The corporate securities are highly rated securities with no indicators of potential impairment. Based upon the ability and intent of the Company to hold these investments until recovery of fair value, which may be maturity, the bonds were not considered to be other-than-temporarily impaired at December 31, 2019.

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

The amortized cost and estimated fair value of the fixed maturity securities at December 31, 2019 by contractual maturity are set forth below:

(in thousands)	Amortized cost	Fair value
Years to maturity:
Due in one year or less	$4,616	$4,628
Due after one year through five years	27,195	27,378
Due after five years through ten years	—	—
Total	$31,811	$32,006

The amortized cost and estimated fair value of the fixed maturity securities at December 31, 2018 by contractual maturity are set forth below:

(in thousands)	Amortized cost	Fair value
Years to maturity:
Due in one year or less	$4,768	$4,743
Due after one year through five years	17,584	17,394
Due after five years through ten years	—	—
Total	$22,352	$22,137

The expected maturities in the foregoing table may differ from the contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalty.

Proceeds from the sales and maturity of the Company’s investment in fixed maturity securities were $5.8 million. This along with maturing time deposits yielded total cash proceeds from the sale of investments of $8.5 million in the period of January 1, 2019 to December 31, 2019. These proceeds, along with other sources of cash were used to purchase an additional $17.5 million of fixed maturity securities and to fund certain general corporate purposes. The gains and losses realized on those sales for the period from January 1, 2019 to December 31, 2019 were insignificant.

Proceeds from the sales and maturity of the Company’s investment in fixed maturity securities were $17.1 million for the year ended December 31, 2018. This along with maturing time deposits yielded total cash proceeds from the sale of investments of $17.9 million in the period of January 1, 2018 to December 31, 2018. These proceeds were used to purchase an additional $9.3 million of fixed maturity securities and to fund certain general corporate purposes. The gains and losses realized on those sales for the period from January 1, 2018 to December 31, 2018 were insignificant.

Realized gains and losses are reported on the Consolidated Statement of Income, with the cost of securities sold determined on a specific identification basis.

At December 31, 2019, investments with a fair value of approximately $4.1 million were on deposit with state insurance departments to satisfy regulatory requirements.

NOTE 7  Fixed Assets

Fixed assets at December 31 consisted of the following:

(in thousands)	2019	2018
Furniture, fixtures and equipment	$231,005	$213,928
Leasehold improvements	42,485	39,194
Construction in progress	38,035	7,568
Land, buildings and improvements	8,400	8,185
Total cost	319,925	268,875
Less accumulated depreciation and amortization	(171,298)	(168,480)
Total	$148,627	$100,395

Depreciation and amortization expense for fixed assets amounted to $23.4 million in 2019, $22.8 million in 2018 and $22.7 million in 2017.

Construction in progress reflects expenditures related to the construction of the new headquarters in Daytona Beach, Florida.

NOTE 8 Accrued Expenses and Other Current Liabilities

Accrued expenses and other liabilities at December 31 consisted of the following:

(in thousands)	2019	2018
Accrued incentive compensation	$144,475	$120,228
Accrued compensation and benefits	60,260	51,731
Lease liability(1)	43,415	—
Deferred revenue	41,180	37,018
Reserve for policy cancellations	18,353	15,197
Accrued interest	10,984	7,669
Accrued rent and vendor expenses(1)	7,422	34,110
Other	11,628	13,357
Total	$337,717	$279,310
(1)

The Lease liability is the current portion of the Operating lease liabilities as reflected in the Consolidated Balance Sheets as of December 31, 2019. The accrued rent previously deferred under Topic 840 was reclassified to Operating lease assets upon the adoption of Topic 842 as described in Note 1 “Summary of Significant Accounting Policies”.

NOTE 9 Long-Term Debt

Long-term debt at December 31, 2019 and 2018 consisted of the following:

(in thousands)	December 31, 2019	December 31, 2018
Current portion of long-term debt:
Current portion of 5-year term loan facility expires 2022	$40,000	$35,000
Current portion of 5-year term loan credit agreement expires 2023	15,000	15,000
Total current portion of long-term debt	55,000	50,000
Long-term debt:
Note agreements:
4.200% Senior Notes, semi-annual interest payments, balloon due 2024	499,259	499,101
4.500% Senior Notes, semi-annual interest payments, balloon due 2029	349,484	—
Total notes	848,743	499,101
Credit agreements:
5-year term loan facility, periodic interest and principal payments, LIBOR plus up to 1.750%, expires June 28, 2022	290,000	330,000
5-year revolving loan facility, periodic interest payments, currently LIBOR plus up to 1.500%, plus commitment fees up to 0.250%, expires June 28, 2022	100,000	350,000
5-year term loan facility, periodic interest and principal payments, LIBOR plus up to 1.750%, expires December 21, 2023	270,000	285,000
Total credit agreements	660,000	965,000
Debt issuance costs (contra)	(8,400)	(7,111)
Total long-term debt less unamortized discount and debt issuance costs	1,500,343	1,456,990
Current portion of long-term debt	55,000	50,000
Total debt	$1,555,343	$1,506,990

On June 28, 2017, the Company entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) with the lenders named therein, JPMorgan Chase Bank, N.A. as administrative agent and certain other banks as co-syndication agents and co-documentation agents. The Amended and Restated Credit Agreement amended and restated the credit agreement dated April 17, 2014, among such parties (the “Original Credit Agreement”). The Amended and Restated Credit Agreement extends the applicable maturity date of the existing revolving credit facility (the “Revolving Credit Facility”) of $800.0 million to June 28, 2022 and re-evidences unsecured term loans at $400.0 million while also extending the applicable maturity date to June 28, 2022. The quarterly term loan principal amortization schedule was reset. At the time of the execution of the Amended and Restated Credit Agreement, $67.5 million of principal from the original unsecured term loans was repaid using operating cash balances, and the Company added an additional $2.8 million in debt issuance costs related to the Revolving Credit Facility to the Condensed Consolidated Balance Sheets. The Company also expensed to the Condensed Consolidated Statements of Income $0.2 million of debt issuance costs related to the Original Credit Agreement due to certain lenders exiting prior to execution of the Amended and Restated Credit Agreement. The Company also carried forward $1.6 million on the Condensed Consolidated Balance Sheets the remaining unamortized portion of the Original Credit Agreement debt issuance costs, which will be amortized over the term of the Amended and Restated Credit Agreement. On December 31, 2019, the Company made a scheduled principal payment of $10.0 million per the terms of the Amended and Restated Credit Agreement. As of December 31, 2019, there was an outstanding debt balance issued under the term loan of the Amended and Restated Credit Agreement of $330.0 million and $100.0 million borrowings outstanding against the Revolving Credit Facility. As of December 31, 2018, there was an outstanding debt balance issued under the term loan of the Amended and Restated Credit Agreement of $365.0 million with $350.0 million in borrowings outstanding against the Revolving Credit Facility. The Company had borrowed approximately $600.0 million under its Revolving Credit Facility on November 15, 2018 in connection with the closing of the acquisition of certain assets and assumption of certain liabilities of The Hays Group, Inc. and certain of its affiliates. Per the terms of the Amended and Restated Credit Agreement, a scheduled principal payment of $10.0 million is due March 31, 2020.

On September 18, 2014, the Company issued $500.0 million of 4.200% unsecured Senior Notes due in 2024. The Senior Notes were given investment grade ratings of BBB-/Baa3 with a stable outlook. The notes are subject to certain covenant restrictions and regulations which are customary for credit rated obligations. At the time of funding, the proceeds were offered at a discount of the original note amount which also excluded an underwriting fee discount. The net proceeds received from the issuance were used to repay the outstanding balance of $475.0 million on the Revolving Credit Facility and for other general corporate purposes. As of December 31, 2019 and December 31, 2018, there was an outstanding debt balance of $500.0 million exclusive of the associated discount balance.

On December 21, 2018, the Company entered into a term loan credit agreement (the “Term Loan Credit Agreement”) with the lenders named therein, Wells Fargo Bank, National Association, as administrative agent, and certain other banks as co-syndication agents and as joint lead arrangers and joint bookrunners. The Term Loan Credit Agreement provides for an unsecured term loan in the initial amount of $300.0 million, which may, subject to lenders’ discretion, potentially be increased up to an aggregate amount of $450.0 million (the “Term Loan”). The Term Loan is repayable over the five-year term from the effective date of the Term Loan Credit Agreement, which was December 21, 2018. Based on the Company’s net debt leverage ratio or a non-credit enhanced senior unsecured long-term debt rating as determined by Moody’s Investor Service and Standard & Poor’s Rating Service, the rates of interest charged on the term loan are 1.000% to 1.750%, above the adjusted 1-Month LIBOR rate. On December 21, 2018, the Company borrowed $300.0 million under the Term Loan Credit Agreement and used $250.0 million of the proceeds to reduce indebtedness under the Revolving Credit Facility. As of December 31, 2019, there was an outstanding debt balance issued under the Term Loan of $285.0 million. As of December 31, 2018, there was an outstanding debt balance issued under the Term Loan of $300.0 million. Per the terms of the Term Loan Credit Agreement, a scheduled principal payment of $3.8 million is due March 31, 2020.

On March 11, 2019, the Company completed the issuance of $350.0 million aggregate principal amount of the Company's 4.500% Senior Notes due 2029. The Senior Notes were given investment grade ratings of BBB-/Baa3 with a stable outlook. The notes are subject to certain covenant restrictions, which are customary for credit rated obligations. At the time of funding, the proceeds were offered at a discount of the original note amount, which also excluded an underwriting fee discount. The net proceeds received from the issuance were used to repay a portion of the outstanding balance of $350.0 million on the Revolving Credit Facility, utilized in connection with the financing related to our acquisition of Hays and for other general corporate purposes. As of December 31, 2019, there was an outstanding debt balance of $350.0 million exclusive of the associated discount balance.

The Amended and Restated Credit Agreement and Term Loan Credit Agreement require the Company to maintain certain financial ratios and comply with certain other covenants. The Company was in compliance with all such covenants as of December 31, 2019 and December 31, 2018.

The 30-day Adjusted LIBOR Rate for the term loan and Revolving Credit Facility of the Amended and Restated Credit Agreement and Term Loan Credit Agreement as of December 31, 2019 was 1.813%, 1.750% and 1.813%, respectively.

Interest paid in 2019, 2018 and 2017 was $58.3 million, $38.0 million, and $36.2 million, respectively.

At December 31, 2019, maturities of long-term debt were $55.0 million in 2020, $70.0 million in 2021, $380.0 million in 2022, $210.0 million in 2023, $500.0 million in 2024 and $350.0 million in 2029.

NOTE 10 Income Taxes

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

For 2017, we made a reasonable estimate of the impact of the Tax Reform Act and recorded a one-time credit in our 2017 income tax expense of  $120.9 million, which reflects an estimated reduction in our deferred income tax liabilities of $124.2 million as a result of the maximum federal rate decreasing to 21.0% from 35.0%, which was partially offset by an estimated increase in income tax payable in the amount of $3.3 million as a result of the transition tax on cash and cash equivalent balances related to untaxed accumulated earnings associated with our international operations. During 2018, we made a credit adjustment to the transition tax on untaxed international operations in the amount of $1.6 million. This adjustment was a reduction of income tax expense for 2018 as a result of updated calculations based on the Company’s tax filings for the 2017 year end. As of December 31, 2019, management does not expect any further changes to the amounts previously recorded and adjusted under SAB 118.

Significant components of the provision for income taxes for the years ended December 31 are as follows:

(in thousands)	2019	2018	2017
Current:
Federal	$85,507	$77,694	$129,954
State	28,905	25,096	21,392
Foreign	620	409	929
Total current provision	115,032	103,199	152,275
Deferred:
Federal	14,994	8,483	18,999
State	(2,587)	6,519	2,984
Foreign	(24)	6	—
Tax Reform Act deferred tax revaluation	—	—	(124,166)
Total deferred provision	12,383	15,008	(102,183)
Total tax provision	$127,415	$118,207	$50,092

A reconciliation of the differences between the effective tax rate and the federal statutory tax rate for the years ended December 31 is as follows:

	2019	2018	2016
Federal statutory tax rate	21.0%	21.0%	35.0%
State income taxes, net of federal income tax benefit	3.8	5.7	3.8
Non-deductible employee stock purchase plan expense	0.3	0.2	0.3
Non-deductible meals and entertainment	0.3	0.3	0.3
Non-deductible officers’ compensation	0.2	0.3	—
Tax Reform Act deferred tax revaluation and transition tax impact	—	(0.3)	(26.9)
Other, net	(1.4)	(1.6)	(1.4)
Effective tax rate	24.2%	25.6%	11.1%

 Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the corresponding amounts used for income tax reporting purposes.

Significant components of the Company’s net deferred tax liabilities as of December 31 are as follows:

(in thousands)	2019	2018
Non-current deferred tax liabilities:
Intangible assets	$360,660	$334,200
Fixed assets	10,325	4,929
ASC 842 lease liabilities	46,188	—
Impact of adoption of ASC 606 revenue recognition	24,687	29,729
Net unrealized holding (loss)/gain on available-for-sale securities	36	(78)
Total non-current deferred tax liabilities	441,896	368,780
Non-current deferred tax assets:
Deferred compensation	52,566	41,293
Accruals and reserves	7,743	10,455
ASC 842 ROU asset	52,185	—
Net operating loss carryforwards and 163(j) disallowed carryforwards	2,377	2,196
Valuation allowance for deferred tax assets	(1,252)	(896)
Total non-current deferred tax assets	113,619	53,048
Net non-current deferred tax liability	$328,277	$315,732

On adoption of the new Lease Standard ASC 842, the Company has recorded the 2019 lease liabilities of $46.2 million and ROU assets total $52.2 million. In 2018, the accruals and reserves total of $10.5 million includes the net deferred tax assets associated with accrued leases of $3.9 million.

Income taxes paid in 2019, 2018 and 2017 were $110.0 million, $110.6 million and $152.0 million, respectively.

At December 31, 2019, the Company had net operating loss carryforwards of $0.1 million and $39.9 million for federal and state income tax reporting purposes, respectively, portions of which expire in the years 2020 through indefinite. The federal carryforward is derived from insurance operations acquired by the Company in 2001. The state carryforward amount is derived from the operating results of certain subsidiaries and from the 2013 stock acquisition of Beecher Carlson Holdings, Inc.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2019	2018	2017
Unrecognized tax benefits balance at January 1	$1,639	$1,694	$750
Gross increases for tax positions of prior years	778	594	1,070
Gross decreases for tax positions of prior years	(791)	(5)	—
Settlements	(499)	(644)	(126)
Unrecognized tax benefits balance at December 31	$1,127	$1,639	$1,694

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2019, 2018 and 2017 the Company had $217,635, $197,205 and $228,608 of accrued interest and penalties related to uncertain tax positions, respectively.

The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized was $1.1 million as of December 31, 2019, $1.6 million as of December 31, 2018 and $1.7 million as of December 31, 2017. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

As a result of a 2006 Internal Revenue Service (“IRS”) audit, the Company agreed to accrue at each December 31, for tax purposes only, a known amount of profit-sharing contingent commissions represented by the actual amount of profit-sharing contingent commissions received in the first quarter of the related year, with a true-up adjustment to the actual amount received by the end of the following March. Since this method for tax purposes differed from the method used for book purposes, it resulted in a current deferred tax asset as of December 31, 2017. As of January 1, 2018, pursuant to ASU 606, Revenue Recognition, the deferred tax asset was removed and was included in the Company’s overall beginning retained earnings adjustment per ASC 606. The Company will now follow book treatment for accrued profit-sharing contingent commissions.

The Company is subject to taxation in the United States and various state jurisdictions. The Company is also subject to taxation in the United Kingdom and Canada. In the United States, federal returns for fiscal years 2016 through 2019 remain open and subject to examination by the IRS. The Company files and remits state income taxes in various states where the Company has determined it is required to file state income taxes. The Company’s filings with those states remain open for audit for the fiscal years 2015 through 2019. In the United Kingdom, the Company’s filings remain open for audit for the fiscal years 2018 and 2019. In Canada, the Company’s filings remain open for audit for the fiscal years 2016 through 2019.

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

During 2019, the Company settled the previously disclosed State of Colorado income tax audit for the fiscal years 2013-2016, the State of Kansas income tax audit for the fiscal years 2014-2016, and the State of New York income tax audit for the fiscal years 2015-2017. In addition, the Company is currently under audit in the states of California, Illinois, and Massachusetts for the fiscal years 2015 through 2017.

In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations.

NOTE 11  Employee Savings Plan

The Company has an Employee Savings Plan (401(k)) in which substantially all employees with more than 30 days of service are eligible to participate. Under this plan, the Company makes matching contributions of up to 4.0% of each participant’s annual compensation. Prior to 2014, the Company’s matching contribution was up to 2.5% of each participant’s annual compensation with an additional discretionary profit-sharing contribution each year, which equaled 1.5% of each eligible employee’s compensation. The Company’s contribution expense to the plan totaled $22.8 million in 2019, $22.8 million in 2018 and $19.6 million in 2017.

NOTE 12 Stock-Based Compensation

Performance Stock Plan

In 1996, the Company adopted and the shareholders approved a performance stock plan, under which until the suspension of the plan in 2010, up to 28,800,000 Performance Stock Plan (“PSP”) shares could be granted to key employees contingent on the employees’ future years of service with the Company and other performance-based criteria established by the Compensation Committee of the Company’s Board of Directors. Before participants may take full title to Performance Stock, two vesting conditions must be met. Of the grants currently outstanding, specified portions satisfied the first condition for vesting based upon 20% incremental increases in the 20-trading-day average stock price of Brown & Brown’s common stock from the price on the business day prior to date of grant. Performance Stock that has satisfied the first vesting condition is considered “awarded shares.” Awarded shares are included as issued and outstanding common stock shares and are included in the calculation of basic and diluted net income per share. Dividends are paid on awarded shares and participants may exercise voting privileges on such shares. Awarded shares satisfy the second condition for vesting on the earlier of a participant’s: (i) 15 years of continuous employment with Brown & Brown from the date shares are granted to the participants (or, in the case of the July 2009 grant to Powell Brown, 20 years), (ii) attainment of age 64 (on a prorated basis corresponding to the number of years since the date of grant), or (iii) death or disability. On April 28, 2010, the PSP was suspended and any remaining authorized, but unissued shares, as well as any shares forfeited in the future, will be reserved for issuance under the 2010 Stock Incentive Plan (the “2010 SIP”).

At December 31, 2019, 10,239,624 shares had been granted, net of forfeitures, under the PSP. As of December 31, 2019, 1,051,292 shares had met the first condition of vesting and had been awarded, and 9,188,332 shares had satisfied both conditions of vesting and had been distributed to participants. Of the shares that have not vested as of December 31, 2019, the initial stock prices ranged from $8.30 to $12.84.

The Company uses a path-dependent lattice model to estimate the fair value of PSP grants on the grant date.

A summary of PSP activity for the years ended December 31, 2019, 2018 and 2017 is as follows:

	Weighted- average grant date fair value	Granted shares	Awarded shares	Shares not yet awarded
Outstanding at January 1, 2017	$5.11	2,006,550	2,006,550	—
Granted	$—	—	—	—
Awarded	$—	—	—	—
Vested	$4.81	(277,602)	(277,602)	—
Forfeited	$5.24	(34,472)	(34,472)	—
Outstanding at December 31, 2017	$5.16	1,694,476	1,694,476	—
Granted	$—	—	—	—
Awarded	$—	—	—	—
Vested	$5.53	(453,860)	(453,860)	—
Forfeited	$4.92	(44,524)	(44,524)	—
Outstanding at December 31, 2018	$5.03	1,196,092	1,196,092	—
Granted	$—	—	—	—
Awarded	$—	—	—	—
Vested	$5.29	(115,040)	(115,040)	—
Forfeited	$4.74	(29,760)	(29,760)	—
Outstanding at December 31, 2019	$5.00	1,051,292	1,051,292	—

The total fair value of PSP grants that vested during each of the years ended December 31, 2019, 2018 and 2017 was $3.5 million, $11.9 million and $6.3 million, respectively.

Stock Incentive Plans

On April 28, 2010, the shareholders of the Company, Inc. approved the 2010 Stock Incentive Plan (“2010 SIP”), which was suspended on May 1, 2019. On May 1, 2019, the shareholders of the Company, Inc. approved the 2019 Stock Incentive Plan (“2019 SIP”) that provides for the granting of restricted stock, restricted stock units, stock options, stock appreciation rights, and other stock-based awards to employees and directors contingent on performance-based and/or time-based criteria established by the Compensation Committee of the Company’s Board of Directors. In addition, the 2019 SIP provides for a limited delegation of authority of the Company’s Chief Executive Officer to grant awards to individuals who are not subject to Section 16 of the Securities Exchange Act of 1934. The principal purpose of the 2019 SIP is to attract, incentivize and retain key employees by offering those persons an opportunity to acquire or increase a direct proprietary interest in the Company’s operations and future success. The number of shares of stock reserved for issuance under the 2019 SIP is 2,283,475 shares, plus any shares that are authorized for issuance under the 2010 SIP (described below), and not already subject to grants under the 2010 SIP, and that were outstanding as of May 1, 2019, the date of suspension of the 2010 SIP, together with PSP shares, 2010 SIP shares and 2019 SIP shares forfeited after that date. As of May 1, 2019, 6,957,897 shares were available for issuance under the 2010 SIP, which were then transferred to the 2019 SIP.

The Company has granted stock to our employees in the form of Restricted Stock Awards and Performance Stock Awards under the 2010 SIP and 2019 SIP. To date, a substantial majority of stock grants to employees under these plans vest in five to ten years. The Performance Stock

Awards are subject to the achievement of certain performance criteria by grantees, which may include growth in a defined book of business, Organic Revenue growth and operating profit growth of a profit center, Organic Revenue growth of the Company and consolidated diluted net income per share growth at certain levels of the Company. The performance measurement period ranges from three to five years. Beginning in 2016, certain Performance Stock Awards have a payout range between 0% to 200% depending on the achievement against the stated performance target. Prior to 2016, the majority of the grants had a binary performance measurement criteria that only allowed for 0% or 100% payout.

Non-employee members of the Board of Directors received shares annually issued pursuant to the 2010 SIP as part of their annual compensation. A total of 22,700 shares were issued in January 2017, 26,620 shares were issued in January 2018 and 27,885 shares were issued in April 2019.

The Company uses the closing stock price on the day prior to the grant date to determine the fair value of grants under the 2010 SIP and 2019 SIP and then applies an estimated forfeiture factor to estimate the annual expense. Additionally, the Company uses the path-dependent lattice model to estimate the fair value of grants with PSP-type vesting conditions as of the grant date. SIP shares that satisfied the first vesting condition for PSP-type grants or the established performance criteria are considered awarded shares. Awarded shares are included as issued and outstanding common stock shares and are included in the calculation of basic and diluted net income per share.

A summary of 2010 SIP and 2019 SIP activity for the years ended December 31, 2019, 2018 and 2017 is as follows:

	Weighted- average grant date fair value	Granted shares	Awarded shares	Shares not yet awarded
Outstanding at January 1, 2017	$14.98	12,256,112	4,802,588	7,453,524
Granted	$20.82	1,392,912	241,334	1,151,578	(1)
Awarded	$15.72	—	326,808	(326,808)
Vested	$12.61	(484,914)	(484,914)	—
Forfeited	$14.89	(342,120)	(76,212)	(265,908)
Outstanding at December 31, 2017	$15.58	12,821,990	4,809,604	8,012,386
Granted	$22.87	1,577,721	454,313	1,123,408	(2)
Awarded	$15.89	—	2,489,905	(2,489,905)
Vested	$14.09	(933,916)	(933,916)	—
Forfeited	$16.37	(2,363,420)	(224,587)	(2,138,833)
Outstanding at December 31, 2018	$16.69	11,102,375	6,595,319	4,507,056
Granted	$28.53	1,812,047	797,778	1,014,269	(3)
Awarded	$17.26	299,339	1,954,983	(1,655,644)
Vested	$14.29	(1,068,211)	(1,068,211)	—
Forfeited	$19.09	(503,632)	(209,293)	(294,339)
Outstanding at December 31, 2019	$18.10	11,641,918	8,070,576	3,571,342

(1)

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

(3)

Of the 1,014,269 shares of performance-based restricted stock granted in 2019, the payout for 501,384 shares may be increased up to 200% of the target or decreased to zero, subject to the level of performance attained. The amount reflected in the table includes all restricted stock grants at a target payout of 100%.

The following table sets forth information as of December 31, 2019, 2018 and 2017, with respect to the number of time-based restricted shares granted and awarded, the number of performance-based restricted shares granted, and the number of performance-based restricted shares awarded under our Performance Stock Plan and 2010 Stock Incentive Plan:

Year	Time-based restricted stock granted and awarded	Performance-based restricted stock granted		Performance-based restricted stock awarded
2019	797,778	1,014,269	(1)	1,954,983
2018	454,313	1,123,408	(2)	2,489,905
2017	241,334	1,151,578	(3)	326,808

(1)

Of the 1,014,269 shares of performance-based restricted stock granted in 2019, the payout for 501,384 shares may be increased up to 200% of the target or decreased to zero, subject to the level of performance attained. The amount reflected in the table includes all restricted stock grants at a target payout of 100%.

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

At December 31, 2019, 9,515,603 shares were available for future grants under the 2019 SIP. This amount is calculated assuming the maximum payout for all restricted stock grants.

Employee Stock Purchase Plan

The Company has a shareholder-approved Employee Stock Purchase Plan (“ESPP”) with a total of 34,000,000 authorized shares of which 6,340,598 were available for future subscriptions as of December 31, 2019. Employees of the Company who regularly work 20 hours or more per week are eligible to participate in the ESPP. Participants, through payroll deductions, may allot up to 10% of their compensation towards the purchase of a maximum of $25,000 worth of Company stock between August 1st of each year and the following July 31st (the “Subscription Period”) at a cost of 85% of the lower of the stock price as of the beginning or end of the Subscription Period.

The Company estimates the fair value of an ESPP share option as of the beginning of the Subscription Period as the sum of: (1) 15% of the quoted market price of the Company’s stock on the day prior to the beginning of the Subscription Period, and (2) 85% of the value of a one-year stock option on the Company stock using the Black-Scholes option-pricing model. The estimated fair value of an ESPP share option as of the Subscription Period beginning in August 2019 was $7.46. The fair values of an ESPP share option as of the Subscription Periods beginning in August 2018 and 2017, were $5.88 and $4.32, respectively.

For the ESPP plan years ended July 31, 2019, 2018 and 2017, the Company issued 976,303, 985,601 and 1,058,024 shares of common stock, respectively. These shares were issued at an aggregate purchase price of $24.0 million, or $24.63 per share, in 2019, $18.7 million, or $18.96 per share, in 2018, and $16.4 million, or $15.52 per share, in 2017.

 For the five months ended December 31, 2019, 2018 and 2017 (portions of the 2019-2020, 2018-2019 and 2017-2018 plan years), 419,446, 402,349 and 435,027 shares of common stock (from authorized but unissued shares), respectively, were subscribed to by ESPP participants for proceeds of approximately $12.8 million, $9.9 million and $8.2 million, respectively.

Summary of Non-Cash Stock-Based Compensation Expense

The non-cash stock-based compensation expense for the years ended December 31 is as follows:

(in thousands)	2019	2018	2017
Stock incentive plans	$39,626	$28,027	$24,899
Employee stock purchase plan	6,504	4,744	4,025
Performance stock plan	864	748	1,707
Total	$46,994	$33,519	$30,631

Summary of Unamortized Compensation Expense

As of December 31, 2019, the Company estimates there to be $109.7 million of unamortized compensation expense related to all non-vested stock-based compensation arrangements granted under the Company’s stock-based compensation plans, based upon current projections of grant measurement against performance criteria. That expense is expected to be recognized over a weighted average period of 3.27 years.

NOTE 13  Supplemental Disclosures of Cash Flow Information and Non-Cash Financing and Investing Activities

The Company’s cash paid during the period for interest and income taxes are summarized as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Cash paid during the period for:
Interest	$58,290	$38,032	$36,172
Income taxes	$110,046	$110,557	$152,024

The Company’s significant non-cash investing and financing activities are summarized as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Other payables issued for purchased customer accounts	$12,135	$5,462	$11,708
Estimated acquisition earn-out payables and related charges	$82,872	$77,378	$6,921
Notes received on the sale of fixed assets and customer accounts	$9,903	$52	$—

Our Restricted Cash balance is composed of funds held in separate premium trust accounts as required by state law or, in some cases, per agreement with our carrier partners. The following is a reconciliation of cash and cash equivalents inclusive of restricted cash as of December 31, 2019, 2018 and 2017.

	Balance as of December 31,
(in thousands)	2019	2018	2017
Table to reconcile cash and cash equivalents inclusive of restricted cash
Cash and cash equivalents	$542,174	$438,961	$573,383
Restricted cash	420,801	338,635	250,705
Total cash and cash equivalents inclusive of restricted cash at the end of the period	$962,975	$777,596	$824,088

NOTE 14 Commitments and Contingencies

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

The Company’s accruals for legal matters that were probable and estimable were not material at December 31, 2019 and 2018. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could adversely impact the Company’s operating results, cash flows and overall liquidity. The Company maintains third-party insurance policies to provide coverage for certain legal claims, in an effort to mitigate its overall exposure to unanticipated claims or adverse decisions. However, as (i) one or more of the Company’s insurance carriers could take the position that portions of these claims are not covered by the Company’s insurance, (ii) to the extent that payments are made to resolve claims and lawsuits, applicable insurance policy limits are eroded and (iii) the claims and lawsuits relating to these matters are continuing to develop, it is possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by unfavorable resolutions of these matters. Based upon the AM Best Company ratings of these third-party insurers, management does not believe there is a substantial risk of an insurer’s material non-performance related to any current insured claims.

On the basis of current information, the availability of insurance and legal advice, in management’s opinion, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, would have a material adverse effect on its financial condition, operations and/or cash flows.

NOTE 15  Leases

Substantially all of the Company's operating lease right-of-use assets and operating lease liabilities represent real estate leases for office space used to conduct the Company's business that expire on various dates through 2043. Leases generally contain renewal options and escalation clauses based upon increases in the lessors’ operating expenses and other charges. The Company anticipates that most of these leases will be renewed or replaced upon expiration.

The Company assess at inception of a contract if it contains a lease. This assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether the Company has the right to direct the use of the asset.

Variable lease cost is lease payments that are based on an index or similar rate. They are initially measured using the index or rate in effect at lease commencement and are based on the minimum payments stated in the lease. Additional payments based on the change in an index or rate, or payments based on a change in the Company's portion of the operating expenses, including real estate taxes and insurance, are recorded as a period expense when incurred.

The right-of-use asset is initially measured at cost, which is primarily composed of the initial lease liability, plus any initial direct costs incurred, less any lease incentives received. The lease liability is initially measured at the present value of the minimum lease payments through the term of the lease. Minimum lease payments are discounted to present value using the incremental borrowing rate at the lease commencement date, which approximates the rate of interest the Company expects to be paid on a secured borrowing in an amount equal to the lease payments for the underlying asset under similar terms and economic conditions. The balances and classification of operating lease right-of-use assets and operating lease liabilities within the Condensed Consolidated Balance Sheets is as follows:

(in thousands)		December 31, 2019
Balance Sheet
Assets:
Operating lease right-of-use assets		184,288
Total assets	Operating lease assets	$184,288
Liabilities:
Current operating lease liabilities	Accrued expenses and other liabilities	43,415
Non-current operating lease liabilities	Operating lease liabilities	167,855
Total liabilities		$211,270

As of December 31, 2019, the Company has entered into future lease agreements expected to commence in 2020 and 2021 consisting of undiscounted lease liabilities of $5.1 million and $0.6 million, respectively.

The components of lease cost for operating leases for the 12 months ended December 31, 2019 were:

(in thousands)	Twelve Months Ended December 31, 2019
Operating leases:
Lease cost	$49,872
Variable lease cost	3,819
Short term lease cost	267
Operating lease cost	$53,958
Sublease income	(1,386)
Total lease cost net	$52,572

The weighted average remaining lease term and the weighted average discount rate for operating leases as of December 31, 2019 were:

Weighted-average remaining lease term	6.00
Weighted-average discount rate	3.70

Maturities of the operating lease liabilities by fiscal year at December 31, 2019 for the Company's operating leases are as follows:

(in thousands)	Operating Leases
2020	$48,884
2021	45,547
2022	38,056
2023	31,625
2024	24,469
Thereafter	51,571
Total undiscounted lease payments	240,152
Less: Imputed interest	28,882
Total minimum future lease payments	$211,270

At December 31, 2018, the aggregate future minimum lease payments under all non-cancelable lease agreements were as follows:

(in thousands)	December 31, 2018
2019	$48,292
2020	43,517
2021	34,836
2022	27,035
2023	19,981
Thereafter	36,349
Total minimum future lease payments	$210,010

Supplemental cash flow information for operating leases:

(in thousands)	Twelve months ended December 31, 2019
Cash paid for amounts included in measurement of liabilities
Operating cash flows from operating leases	$51,894
Right-of-use assets obtained in exchange for new operating liabilities	$46,730

NOTE 16 Quarterly Operating Results (Unaudited)

Quarterly operating results for 2019 and 2018 were as follows:

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019
Total revenues	$619,280	$575,219	$618,683	$578,989
Total expenses	$470,760	$451,697	$466,845	$476,940
Income before income taxes	$148,520	$123,522	$151,838	$102,049
Net income	$113,896	$92,593	$115,506	$76,519
Net income per share:
Basic	$0.41	$0.33	$0.41	$0.27
Diluted	$0.40	$0.33	$0.41	$0.27
2018
Total revenues	$501,461	$473,187	$530,850	$508,748
Total expenses	$383,020	$372,277	$388,350	$408,137
Income before income taxes	$118,441	$100,910	$142,500	$100,611
Net income	$90,828	$73,922	$106,053	$73,452
Net income per share:
Basic	$0.33	$0.27	$0.38	$0.26
Diluted	$0.32	$0.26	$0.38	$0.26

Quarterly financial results are affected by seasonal variations. The timing of the insurance policy renewals sold by the Company and acquisitions may cause revenues, expenses and net income to vary significantly between quarters.

NOTE 17  Segment Information

Brown & Brown’s business is divided into four reportable segments: (1) the Retail Segment, which provides a broad range of insurance products and services to commercial, public and quasi-public entities, and to professional and individual customers, and non-insurance risk-mitigating products through our automobile dealer services (“F&I”) businesses, (2) the National Programs Segment, which acts as an MGA, provides professional liability and related package products for certain professionals, a range of insurance products for individuals, flood coverage, and targeted products and services designated for specific industries, trade groups, governmental entities and market niches, all of which are delivered through nationwide networks of independent agents, and Brown & Brown retail agents, (3) the Wholesale Brokerage Segment, which markets and sells excess and surplus commercial and personal lines insurance, primarily through independent agents and brokers, as well as Brown & Brown retail agents, and (4) the Services Segment, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare Set-aside services, Social Security disability and Medicare benefits advocacy services and claims adjusting services.

Brown & Brown conducts all of its operations within the United States of America, except for a wholesale brokerage operation based in London, England, retail operations in Bermuda and the Cayman Islands, and a national programs operation in Canada. These operations earned $17.7 million, $15.2 million and $15.9 million of total revenues for the years ended December 31, 2019, 2018 and 2017, respectively. Long-lived assets held outside of the United States during each of these three years were not material.

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

	Year Ended December 31, 2019
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$1,367,261	$518,384	$310,087	$193,781	$2,658	$2,392,171
Investment income	$149	$1,397	$178	$139	$3,917	$5,780
Amortization	$63,146	$25,482	$11,191	$5,479	$—	$105,298
Depreciation	$7,390	$6,791	$1,674	$1,229	$6,333	$23,417
Interest expense	$87,295	$16,690	$4,756	$4,404	$(49,485)	$63,660
Income before income taxes	$222,875	$143,737	$82,739	$40,337	$36,241	$525,929
Total assets	$6,413,459	$3,110,368	$1,390,250	$481,336	$(3,772,592)	$7,622,821
Capital expenditures	$12,497	$10,365	$6,171	$804	$43,271	$73,108

	Year Ended December 31, 2018
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$1,042,763	$494,463	$287,014	$189,246	$760	$2,014,246
Investment income	$2	$506	$165	$205	$1,868	$2,746
Amortization	$44,386	$25,954	$11,391	$4,813	$—	$86,544
Depreciation	$5,289	$5,486	$1,628	$1,558	$8,873	$22,834
Interest expense	$35,969	$26,181	$5,254	$2,869	$(29,693)	$40,580
Income before income taxes	$217,845	$117,375	$70,171	$34,508	$22,563	$462,462
Total assets	$5,850,045	$2,940,097	$1,283,877	$471,572	$(3,856,923)	$6,688,668
Capital expenditures	$6,858	$12,391	$2,518	$1,525	$18,228	$41,520

	Year Ended December 31, 2017
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$943,460	$479,813	$271,737	$165,372	$20,965	$1,881,347
Investment income	$8	$384	$—	$299	$935	$1,626
Amortization	$42,164	$27,277	$11,456	$4,548	$1	$85,446
Depreciation	$5,210	$6,325	$1,885	$1,600	$7,678	$22,698
Interest expense	$31,133	$35,561	$6,263	$3,522	$(38,163)	$38,316
Income before income taxes	$196,616	$109,961	$68,844	$30,498	$43,803	$449,722
Total assets	$4,255,515	$3,267,486	$1,260,239	$399,240	$(3,434,930)	$5,747,550
Capital expenditures	$4,494	$5,936	$1,836	$1,033	$10,893	$24,192

NOTE 18 Insurance Company WNFIC

Although the reinsurers are liable to the Company for amounts reinsured, our subsidiary, WNFIC remains primarily liable to its policyholders for the full amount of the policies written whether or not the reinsurers meet their obligations to the Company when they become due. The effects of reinsurance on premiums written and earned at December 31 are as follows:

	2019		2018
(in thousands)	Written	Earned	Written	Earned
Direct premiums	$697,072	$668,971	$619,223	$602,320
Assumed premiums	—	—	—	—
Ceded premiums	697,059	668,958	619,206	602,303
Net premiums	$13	$13	$17	$17

All premiums written by WNFIC under the National Flood Insurance Program are 100.0% ceded to FEMA, for which WNFIC received a 30.0% expense allowance from January 1, 2019 through September 30, 2019 and a 30.1% expense allowance from October 1, 2019 through December 31, 2019. As of December 31, 2019 and 2018, the Company ceded $694.9 million and $617.2 million of written premiums, respectively.

As of December 31, 2019, the Consolidated Balance Sheets contained Reinsurance recoverable of $58.5 million and Prepaid reinsurance premiums of $366.0 million. As of December 31, 2018, the Consolidated Balance Sheets contained reinsurance recoverable of $65.4 million and prepaid reinsurance premiums of $337.9 million. There was no net activity in the reserve for losses and loss adjustment expense for the year ended December 31, 2019, and $0.2 million net activity in the reserve for losses and loss adjustment expense for the year ended December 31, 2018, as WNFIC’s direct premiums written were 100.0% ceded to two reinsurers. The balance of the reserve for losses and loss adjustment expense, excluding related reinsurance recoverables was $58.5 million as of December 31, 2019 and $65.4 million as of December 31, 2018.

WNFIC maintains capital in excess of minimum statutory amount of $7.5 million as required by regulatory authorities. The statutory capital and surplus of WNFIC was $29.6 million as of December 31, 2019 and $19.4 million as of December 31, 2018. As of December 31, 2019 and 2018, WNFIC generated statutory net income of $8.1 million and $4.5 million, respectively. The maximum amount of ordinary dividends that WNFIC can pay to shareholders in a rolling 12 month period is limited to the greater of 10.0% of statutory adjusted capital and surplus of 100.0% of adjusted net income. There was no dividend payout in 2018 and 2019 and the maximum dividend payout that may be made in 2020 without prior approval is $8.1 million.

NOTE 19  Shareholders’ Equity

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

During 2017, the Company repurchased 2,883,349 shares at an average price of $48.51 for a total cost of $139.9 million under the current share repurchase authorization. During 2018, the Company entered into accelerated share repurchase agreement (“ASR”) with an investment bank to purchase an aggregate $100.0 million of the Company’s common stock. As part of the ASR, the company received an initial share delivery of 2,910,150 shares of the Company’s common stock with a fair market value of approximately $80.0 million in 2018. On May 17, 2019, this agreement was completed with the delivery of 566,599 shares of the Company’s common stock. In addition to the settlement of the ASR, during 2019, the Company made share repurchases in the open market of 1,087,914 shares at a total cost of $38.7 million, at an average price of $35.55 per share. At December 31, 2019, the remaining amount authorized by our Board of Directors for share repurchases was approximately $461.3 million. Under the authorized repurchase programs, the Company has repurchased a total of approximately 15.5 million shares for an aggregate cost of approximately $536.2 million between 2014 and 2019. The aforementioned share amounts have not been adjusted for the March 28, 2018 2-for-1 stock split, as treasury shares did not participate in this stock split transaction.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Brown & Brown, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brown & Brown, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Adoption of New Accounting Standards

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases on January 1, 2019, on a modified retrospective basis due to the adoption of Financial Accounting Standards Board Accounting Standards Codification 842, Leases, and related amendments.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Earn-out obligation — Refer to Notes 1 (Goodwill and Amortizable Intangible Assets) and 3 (Business Combinations) to the financial statements

Critical Audit Matter Description

The Company’s acquisition purchase price for business combinations is typically based upon a multiple of average annual operating profit and/or revenue earned over a one to three-year period within a minimum and maximum price range. The recorded purchase prices for most acquisitions include an estimation of the fair value of liabilities associated with potential earn-out provisions, when an earn-out obligation is part of the negotiated transaction. The fair value of the earn-out obligations is based upon the present value of the expected future payments to be made to the sellers of the acquired businesses in accordance with the provisions contained in the respective purchase agreements.  Subsequent changes in the fair value of the earn-out obligations are recorded in the consolidated statement of income when incurred.

In determining fair value of the earn-out obligation, the acquired business’s future performance is estimated using financial projections of future earnings developed by management that are discounted to a present value using a risk-adjusted rate that takes into consideration the likelihood that the forecasted earn-out obligation will be paid. The earn-out obligation balance was $161.5 million as of December 31, 2019 and the potential maximum earn-out obligation was $328.7 million.  Of the total earn-out obligation balance, $17.9 million is recorded as accounts payable and $143.6 million is recorded as other non-current liability.

We identified the earn-out obligation as a critical audit matter because of the increased auditor judgment and extent of effort required to evaluate whether an adjustment is required for the earn-out obligation in periods after the acquisition.  Specifically, there was a high degree of auditor judgment and an increased extent of effort to audit the reasonableness of management’s assumptions related to projections of future earnings of the acquired businesses.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasted future earnings assumptions used in determining the fair value of the earn-out obligation included the following, among others:

•	We tested the effectiveness of controls over management’s earn-out obligation calculation, including those controls over management’s determination of future earnings.
•	We read the asset/stock purchase agreements and associated addenda and agreed the provisions of the contracts to the earn-out obligation models.
•

We read any post acquisition asset/stock purchase agreements and associated addenda modifications for any additional terms to evaluate the completeness and reasonableness of the models utilized to calculate the earn-out obligation.

•	We evaluated the reasonableness of projections of future earnings for the earn-out obligation models by comparing the projections to historical results and assessing management’s key assumptions.
•

We evaluated management’s ability to accurately forecast future earnings by comparing actual results to management’s historical forecast and forecasted growth rates to that of the overall industry and comparable companies.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants

Tampa, Florida
February 24, 2020

We have served as the Company’s auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Brown & Brown, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 24, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Accounting Standards Codification 842, Leases, and related amendments.

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at CKP Insurance, LLC, Poole Professional Ltd. Insurance Agents and Brokers et al, Innovative Risk Solutions, Inc., Medval, LLC, Twinbrook Insurance Brokerage, Inc., VerHagen Glendenning & Walker LLP, United Development Systems, Inc., AGA Enterprises, LLC d/b/a Cossio Insurance Agency, West Ridge Insurance Agency, Inc. d/b/a Yozell Associates, and Izzo Insurance Services, Inc. which were acquired in 2019 and whose financial statements constitute approximately (0.26) and 5.20 percent of net and total assets, respectively, 1.13 percent of revenues, and (1.39) percent of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2019. Accordingly, our audit did not include the internal control over financial reporting of these acquired entities.

Basis for Opinion

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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
February 24, 2020

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

In conducting Brown & Brown’s evaluation of the effectiveness of its internal control over financial reporting, Brown & Brown has excluded the following acquisitions completed by Brown & Brown during 2019: CKP Insurance, LLC, Poole Professional Ltd. Insurance Agents and Brokers et al, Innovative Risk Solutions, Inc., Medval, LLC, Twinbrook Insurance Brokerage, Inc., VerHagen Glendenning & Walker LLP, United Development Systems, Inc., AGA Enterprises, LLC d/b/a Cossio Insurance Agency, West Ridge Insurance Agency, Inc. d/b/a Yozell Associates, and Izzo Insurance Services, Inc. (collectively the “2019 Excluded Acquisitions”), which were acquired during 2019 and whose financial statements constitute approximately (0.26%) and 5.20% of net and total assets, respectively, 1.13% of revenues, and (1.39%) of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2019. Refer to Note 3 to the Consolidated Financial Statements for further discussion of these acquisitions and their impact on Brown & Brown’s Consolidated Financial Statements.

Based upon Brown & Brown’s evaluation under the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that internal control over financial reporting was effective as of December 31, 2019. Management’s internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Brown & Brown, Inc.

Daytona Beach, Florida

February 24, 2020

/s/ J. Powell Brown	/s/ R. Andrew Watts
J. Powell Brown Chief Executive Officer	R. Andrew Watts Executive Vice President, Chief Financial Officer and Treasurer

ITEM 9. Changes in and Disagreements with Accountants and Financial Disclosure.

There were no changes in or disagreements with accountants on accounting and financial disclosure in 2019.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation (the “Evaluation”) required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of December 31, 2019. Based upon the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. Other Information.

None

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

Set forth below is certain information concerning our executive officers as of February 24, 2020. All officers hold office for one-year terms or until their successors are elected and qualified.

J. Hyatt Brown	Chairman	82
J. Powell Brown	President and Chief Executive Officer	52
P. Barrett Brown	Executive Vice President; President – Retail Segment	47
Robert W. Lloyd	Executive Vice President; Secretary and General Counsel	55
J. Scott Penny	Executive Vice President; Chief Acquisitions Officer	53
Julie K. Ryan	Executive Vice President; Chief People Officer	48
Anthony T. Strianese	Executive Vice President; President - Wholesale Brokerage Segment	58
Chris L. Walker	Executive Vice President; President - National Programs Segment	62
R. Andrew Watts	Executive Vice President; Chief Financial Officer and Treasurer	51

J. Hyatt Brown. Mr. Brown was our Chief Executive Officer from 1993 to 2009 and our President from 1993 to December 2002, and served as President and Chief Executive Officer of our predecessor corporation from 1961 to 1993. He was a member of the Florida House of Representatives from 1972 to 1980, and Speaker of the House from 1978 to 1980. Mr. Brown served on the Board of Directors of International Speedway Corporation, a publicly held company, until 2019. Mr. Brown is a member of the Board of Trustees of Stetson University, of which he is a past Chairman, and the Florida Council of 100. Mr. Hyatt Brown’s sons, J. Powell Brown and P. Barrett Brown, are employed by us as President and Chief Executive Officer, and as Executive Vice President and President – Retail Segment, respectively.  His son, J. Powell Brown, has served as a director since October 2007.

J. Powell Brown. Mr. Brown was named Chief Executive Officer in July 2009. He has been our President since January 2007 and was appointed to be a director in October 2007. Prior to 2007, he served as one of our Regional Executive Vice Presidents since 2002. Mr. Brown was previously responsible for overseeing certain or all parts of all of our segments over the years, and worked in various capacities throughout the Company since joining us in 1995. Mr. Brown has served on the Board of Directors of WestRock Company (formerly RockTenn Company), a publicly held company, since January 2010. He is the son of our Chairman, J. Hyatt Brown, and brother of our Executive Vice President and President – Retail Segment, P. Barrett Brown.

P. Barrett Brown. Mr. Brown was appointed as the President of our Retail Segment in January 2020. He previously served as a Senior Vice President from 2014 until January 2020 and as a Regional President in the Retail Segment from September 2015 until January 2020.  Mr. Brown joined the Company in 2000 and has served in various roles, including as the profit center leader and an account executive in our Tampa, Florida retail office, as the profit center leader and an account executive in our Orange, California retail office, and as an account executive in our Phoenix, Arizona retail office.  He has also overseen certain aspects of  “Brown & Brown University,” a training program offering technical and sales courses for new producers, office leaders, and other groups within the organization. He is the son of our Chairman, J. Hyatt Brown, and brother of our President and Chief Executive Officer, J. Powell Brown.

Robert W. Lloyd.  Mr. Lloyd has served as our General Counsel since 2009 and as Executive Vice President and Corporate Secretary since 2014. He previously served as Vice President from 2006 to 2014, Chief Litigation Officer from 2006 until 2009 and as Assistant General Counsel from 2001 until 2006. Prior to that, he worked as sales manager and marketing manager, respectively, in our Daytona Beach, Florida retail office.  While working in a sales role, Mr. Lloyd qualified for the Company’s top producer honors (Tangle B) in 2001. He has also earned his Chartered Property Casualty Underwriter (CPCU) and Certified Insurance Counselor (CIC) designations.  Before joining us, Mr. Lloyd practiced law and served as outside counsel to the Company with the law firm of Cobb & Cole, P.A. in Daytona Beach, Florida.  Mr. Lloyd is a Rotarian; Chairman of the Daytona Beach Regional Chamber of Commerce; a director of the Council on Aging of Volusia County; and a member of the Advisory Board of the Central Florida Council - Boy Scouts of America. In 2019, Mr. Lloyd was appointed by Florida Governor Ron Desantis to the Board of Trustees of Daytona State College.

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

Anthony T. Strianese. Mr. Strianese has served as President of our Wholesale Brokerage Segment since 2014. He served as Regional President from 2012 to 2014 and Regional Executive Vice President from July 2007 to January 2012, and serves as director and as an executive officer for several of our subsidiaries. Mr. Strianese’s responsibilities for our Wholesale Brokerage Segment include oversight of the operations of Peachtree Special Risk Brokers, LLC, Hull & Company, Inc., ECC Insurance Brokers, Inc., MacDuff Underwriters, Inc. and Decus Insurance Brokers Limited, which commenced operations in 2008 in London, England. Additionally, Mr. Strianese is responsible for certain of our public entity operations located in Georgia, Texas and Virginia. Mr. Strianese joined the Company in January 2000 and helped form Peachtree Special Risk Brokers. Prior to joining us, he held leadership positions with The Home Insurance Company and Tri-City Brokers in New York City.

Chris L. Walker. Mr. Walker was appointed President of our National Programs Segment in 2014. He served as Regional Executive Vice President from 2012 to 2014. Mr. Walker is responsible for our National Programs Segment. He has also served as Chief Executive Officer of Arrowhead since 2012. He has been involved with Arrowhead’s business development strategies, product expansion, acquisitions and the overall operations and infrastructure since joining the organization in 2003. Prior to that, he served as Vice Chairman of Aon Re. Mr. Walker’s insurance career began with the reinsurance intermediary E.W. Blanch Co., where he ultimately served as Chairman and CEO of E.W. Blanch Holdings. He previously served as Chairman of the Brokers and Reinsurance Markets Association.

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

The additional information required by this item regarding directors and executive officers is incorporated herein by reference to our definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Shareholders to be held in 2020 (the “2020 Proxy Statement”) under the headings “Board and Corporate Governance Matters” and “Other Important Information.” We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, and controller. A copy of our Code of Ethics for our Chief Executive Officer and our Senior Financial Officers and a copy of our Code of Business Conduct and Ethics applicable to all employees are posted on our Internet website, at www.bbinsurance.com, and are also available upon written request directed to Corporate Secretary, 220 Brown & Brown, Inc., South Ridgewood Avenue, Daytona Beach, Florida 32114, or by telephone to (386) 252-9601. Any approved amendments to, or waiver of, any provision of the Code of Business Conduct and Ethics will be posted on our website at the above address.

ITEM 11. Executive Compensation.

The information required by this item is incorporated herein by reference to the 2020 Proxy Statement under the heading “Compensation Matters.”

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2019, with respect to compensation plans under which the Company’s equity securities are authorized for issuance:

	A
Plan Category	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by shareholders:
Brown & Brown, Inc. 2019 Stock Incentive Plan	9,515,603	(2)
Brown & Brown, Inc. 2010 Stock Incentive Plan	—
Brown & Brown, Inc. 1990 Employee Stock Purchase Plan	6,340,598
Brown & Brown, Inc. Performance Stock Plan	—
Total	15,856,201
Equity compensation plans not approved by shareholders	—

(1)

All of the shares available for future issuance under the Brown & Brown, Inc. Performance Stock Plan, and the Brown & Brown, Inc. 2019 Stock Incentive Plan may be issued in connection with options, warrants, rights, restricted stock, or other stock-based awards.

(2)

The payout for 1,629,618 shares of our outstanding performance-based restricted stock grants may be increased up to 200% of the target or decreased to zero, subject to the level of performance attained. The amount reflected in the table is calculated assuming the maximum payout for all restricted stock grants.

The information required by this item is incorporated herein by reference to the 2020 Proxy Statement under the heading “Security Ownership of Management and Certain Beneficial Owners.”

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the 2020 Proxy Statement under the headings “Director Independence,” “Related Party Transactions Policy” and “Relationships and Transactions with Affiliated Parties.”

ITEM 14. Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to the 2020 Proxy Statement under the heading “Fees Paid to Deloitte & Touche LLP.”

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

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on October 12, 2016).

4.1**	Description of the Registrant’s capital stock.

4.2

First Supplemental Indenture, dated as of September 18, 2014, between the Registrant and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to Form 8-K filed on September 18, 2014).

4.3	Form of the Registrant’s 4.200% Notes due 2024 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on September 18, 2014).

4.4	Second Supplemental Indenture, dated as of March 11, 2019, between the Registrant and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to Form 8-K filed on March 12, 2019).

4.6	Form of Registrant’s 4.500% Notes due 2029 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on March 12, 2019).

10.1(a)*	Employment Agreement, dated and effective as of July 1, 2009 between the Registrant and J. Hyatt Brown (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2009).

10.1(b)*

Executive Employment Agreement, effective as of February 17, 2014, between the Registrant and R. Andrew Watts (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2014).

10.1(c)*	Form of Employment Agreement (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2014).

10.1(d)*	Employment Agreement, dated as of January 9, 2012, between the Registrant and Chris L. Walker (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2013).

10.1(e)*	Employment Agreement, dated as of November 16, 2018, between the Registrant and James C. Hays (incorporated by reference to Exhibit 10.1(e) to Form 10-K for the year ended December 31, 2019).

10.2(a)*	Registrant’s Stock Performance Plan (incorporated by reference to Exhibit 4 to Registration Statement No. 333-14925 on Form S-8 filed on October 28, 1996).

10.2(b)*	Registrant’s Stock Performance Plan as amended, effective January 23, 2008 (incorporated by reference to Exhibit 10.6(b) to Form 10-K for the year ended December 31, 2007).

10.2(c)*	Registrant’s Performance Stock Plan as amended, effective July 21, 2009 (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2009).

10.3(a)*	Registrant’s 2010 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 5, 2017).

10.3(b)*	Registrant’s 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 3, 2019).

10.4(a)*	Form of Performance-Based Stock Grant Agreement under 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended December 31, 2010).

10.4(b)*	Form of Performance-Triggered Stock Grant Agreement under 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 8, 2013).

10.4(c)*	Form of Performance Stock Award Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.5(c) to Form 10-K filed on February 28, 2018).

10.4(d)*	Form of Restricted Stock Award Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 23, 2016).

10.4(e)	Form of Director Stock Grant Agreement (incorporated by reference to Exhibit 10.8(e) to Form 10-K filed for the year ended December 31, 2016).

10.5

Amended and Restated Credit Agreement dated as of June 28, 2017, among the Registrant, JPMorgan Chase Bank, N.A., Bank of America, N.A., Royal Bank of Canada and SunTrust Bank (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2017).

10.6

Settlement Agreement, dated March 1, 2017, by and among the Registrant, AssuredPartners, Inc. and certain of its employees and former employees (incorporated by reference to Exhibit 10.1 to the form 10-Q for the quarter ended March 31, 2017).

10.7*

Asset Purchase Agreement, dated as of October 22, 2018, by and among Brown & Brown, Inc., BBHG, Inc., The Hays Group, Inc., The Hays Group Of Wisconsin LLC, The Hays Benefits Group, LLC, PlanIT, LLC, The Hays Benefits Group of Wisconsin, LLC, and The Hays Group of Illinois, LLC, and Claims Management of Missouri, LLC (incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 2019).

10.8*

Term Loan Credit Agreement, dated December 21, 2018, by and among the Company, Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., BMO Harris Bank N.A. and SunTrust Bank as co-syndication agents, and Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, BMO Capital Markets Corp. and SunTrust Robinson Humphrey, Inc. as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.10 to Form 10-K for the year ended December 31, 2019).

21**	Subsidiaries of the Registrant.

23**	Consent of Deloitte & Touche LLP.

24**	Powers of Attorney.

31.1**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1**	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2**	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File for the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, formatted Inline XBRL (included as Exhibit 101).

* Management Contract or Compensatory Plan or Arrangement

** Filed herewith

ITEM 16. Form 10-K Summary.

None

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROWN & BROWN, INC. Registrant
Date: February 24, 2020	By:	/s/ J. Powell Brown
J. Powell Brown
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ J. Powell Brown	Director; President and Chief Executive Officer (Principal Executive Officer)	February 24, 2020
J. Powell Brown

/s/ R. Andrew Watts	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 24, 2020
R. Andrew Watts

*	Chairman of the Board	February 24, 2020
J. Hyatt Brown

*	Director	February 24, 2020
Samuel P. Bell, III

*	Director	February 24, 2020
Hugh M. Brown

*	Director	February 24, 2020
Bradley Currey, Jr.

*	Director	February 24, 2020
Lawrence L. Gellerstedt

*	Director	February 24, 2020
James C. Hays

*	Director	February 24, 2020
Theodore J. Hoepner

*	Director	February 24, 2020
James S. Hunt

*	Director	February 24, 2020
Toni Jennings

*	Director	February 24, 2020
Timothy R.M. Main

*	Director	February 24, 2020
H. Palmer Proctor, Jr.

*	Director	February 24, 2020
Wendell Reilly

*	Director	February 24, 2020
Chilton D. Varner

*By:	/s/ Robert W. Lloyd
Robert W. Lloyd Attorney-in-Fact