Form 10-Q
period 2020-03-31
BROWN & BROWN, INC.
filed 2020-04-29
CIK 79282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

The number of shares of the Registrant’s common stock, $0.10 par value, outstanding as of April 28, 2020 was 283,403,675 .

BROWN & BROWN, INC.

Disclosure Regarding Forward-Looking Statements

Brown & Brown, Inc., together with its subsidiaries (collectively, “we,” “Brown & Brown” or the “Company”), makes “forward-looking statements” within the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995, as amended, throughout this report and in the documents we incorporate by reference into this report , including those relating to the potential effects of the COVID-19 pandemic on the Company’s business, operations, financial performance and prospects. You can identify these statements by forward-looking words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “plan” and “continue” or similar words. We have based these statements on our current expectations about potential future events. Although we believe the expectations expressed in the forward-looking statements included in this Quarterly Report on Form 10-Q and the reports, statements, information and announcements incorporated by reference into this report are based upon reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. Further, statements about the effects of the COVID-19 pandemic on our business, operations, financial performance and prospects may constitute forward-looking statements and are subject to the risk that the actual impacts may differ, possibly materially, from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable and in many cases beyond our control, including the scope and duration of the pandemic, actions taken by governmental authorities in response to the pandemic, and the direct and indirect impact of the pandemic on our customers, insurance carriers, third parties and us. Many of these factors have previously been identified in filings or statements made by us or on our behalf. Important factors which could cause our actual results to differ materially from the forward-looking statements in this report include but are not limited to the following items, in addition to those matters described in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

•

The COVID-19 pandemic and the resulting governmental and societal responses, the severity and duration of the pandemic, and the resulting impact on the U.S. economy, the global economy, and the Company’s business, liquidity, customers, insurance carriers and third parties;

•	The inability to retain or hire qualified employees, as well as the loss of any of our executive officers or other key employees;
•

Acquisition-related risks that could negatively affect the success of our growth strategy, including the possibility that we may not be able successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into our operations, and expand into new markets;

•	A cybersecurity attack or any other interruption in information technology and/or data security and/or outsourcing relationships;
•	The requirement for additional resources and time to adequately respond to dynamics resulting from rapid technological change;
•	Changes in data privacy and protection laws and regulations or any failure to comply with such laws and regulations;
•

The loss of or significant change to any of our insurance company relationships, which could result in additional expense, loss of market share or material decrease in our profit-sharing contingent commissions, guaranteed supplemental commissions or incentive commissions;

•	Adverse economic conditions, natural disasters, or regulatory changes in states where we have a high concentration of our business;
•	The inability to maintain our culture or a change in management, management philosophy or our business strategy;
•	Risks facing us in our Services Segment, including our third-party claims administration operations, that are distinct from those we face in our insurance intermediary operations;
•	Our failure to comply with any covenants contained in our debt agreements;
•	The possibility that covenants in our debt agreements could prevent use from engaging in certain potentially beneficial activities;
•	Changes in estimates, judgments or assumptions used in the preparation of our financial statements;
•	Improper disclosure of confidential information;
•	The limitations of our system of disclosure and internal controls and procedures in preventing errors or fraud, or in informing management of all material information in a timely manner;
•	The potential adverse effect of certain actual or potential claims, regulatory actions or proceedings on our businesses, results of operations, financial condition or liquidity;
•	Changes in the U.S.-based credit markets that might adversely affect our business, results of operations and financial condition;
•	The significant control certain existing shareholders have over the Company;

•	Risks related to our international operations, which may require more time and expense than our domestic options to achieve or maintain profitability;
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

•	Changes in current U.S. or global economic conditions;
•	Effects related to pandemics, epidemics, or outbreaks of infectious diseases;
•	Conditions that result in reduced insurer capacity;
•	Quarterly and annual variations in our commissions that result from the timing of policy renewals and the net effect of new and lost business production;
•	The possibility that one of the financial institutions we use fails or is taken over by the U.S. Federal Deposit Insurance Corporation (FDIC);
•	Uncertainty in our business practices and compensation arrangements due to potential changes in regulations;
•

Regulatory changes that could reduce our profitability or growth by increasing compliance costs, technology compliance, restricting the products or services we may sell, the markets we may enter, the methods by which we may sell our products and services, or the prices we may charge for our services and the form of compensation we may accept from our customers, carriers and third-parties;

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

PART I — FINANCIAL INFORMATION

ITEM 1 — Financial Statements (Unaudited)

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the three months ended March 31,
(in thousands, except per share data)	2020	2019
REVENUES
Commissions and fees	$696,503	$617,463
Investment income	1,161	1,081
Other income, net	831	736
Total revenues	698,495	619,280
EXPENSES
Employee compensation and benefits	349,624	332,837
Other operating expenses	107,132	88,783
(Gain)/loss on disposal	(260)	505
Amortization	26,391	26,192
Depreciation	6,021	6,035
Interest	15,291	15,198
Change in estimated acquisition earn-out payables	(10,957)	1,210
Total expenses	493,242	470,760
Income before income taxes	205,253	148,520
Income taxes	52,853	34,624
Net income	$152,400	$113,896
Net income per share:
Basic	$0.54	$0.41
Diluted	$0.54	$0.40
Dividends declared per share	$0.085	$0.080

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except per share data)	March 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$385,788	$542,174
Restricted cash and investments	389,390	420,801
Short-term investments	16,595	12,325
Premiums, commissions and fees receivable	1,000,120	942,834
Reinsurance recoverable	33,556	58,505
Prepaid reinsurance premiums	333,806	366,021
Other current assets	124,582	152,142
Total current assets	2,283,837	2,494,802
Fixed assets, net	159,361	148,627
Operating lease assets	193,591	184,288
Goodwill	3,881,576	3,746,094
Amortizable intangible assets, net	932,874	916,768
Investments	23,340	27,378
Other assets	107,766	104,864
Total assets	$7,582,345	$7,622,821
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Premiums payable to insurance companies	$974,297	$1,014,317
Losses and loss adjustment reserve	33,553	58,505
Unearned premiums	333,806	366,021
Premium deposits and credits due customers	127,641	113,841
Accounts payable	151,674	99,960
Accrued expenses and other liabilities	210,898	337,717
Current portion of long-term debt	58,750	55,000
Total current liabilities	1,890,619	2,045,361
Long-term debt less unamortized discount and debt issuance costs	1,483,355	1,500,343
Operating lease liabilities	176,748	167,855
Deferred income taxes, net	323,404	328,277
Other liabilities	228,378	230,706
Shareholders’ Equity:
Common stock, par value $0.10 per share; authorized 560,000 shares; issued 298,934 shares and outstanding 283,441 shares at 2020, issued 297,106 shares and outstanding 281,655 shares at 2019 - in thousands.	29,893	29,711
Additional paid-in capital	718,261	716,049
Treasury stock, at cost at 15,493 shares at 2020, 15,451 shares at 2019, respectively - in thousands	(537,672)	(536,243)
Retained earnings	3,269,359	3,140,762
Total shareholders’ equity	3,479,841	3,350,279
Total liabilities and shareholders’ equity	$7,582,345	$7,622,821

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Common Stock
(in thousands, except per share data)	Shares	Par Value	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total
Balance at December 31, 2019	297,106	$29,711	$716,049	$(536,243)	$3,140,762	$3,350,279
Net income					152,400	152,400
Net unrealized holding (loss) gain on available-for- sale securities			194		99	293
Common stock issued for employee stock benefit plans	1,828	182	2,018			2,200
Purchase of treasury stock				(1,429)		(1,429)
Cash dividends paid ($0.085 per share)					(23,902)	(23,902)
Balance at March 31, 2020	298,934	$29,893	$718,261	$(537,672)	$3,269,359	$3,479,841

Balance at December 31, 2018	293,380	$29,338	$615,180	$(477,572)	$2,833,622	$3,000,568
Net income					113,896	113,896
Net unrealized holding (loss) gain on available-for- sale securities			106			106
Common stock issued for employee stock benefit plans	2,465	246	5,963			6,209
Cash dividends paid ($0.080 per share)					(22,348)	(22,348)
Balance at March 31, 2019	295,845	$29,584	$621,249	$(477,572)	$2,925,170	$3,098,431

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
(in thousands)	2020	2019
Cash flows from operating activities:
Net income	$152,400	$113,896
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	26,391	26,192
Depreciation	6,021	6,035
Non-cash stock-based compensation	9,047	12,994
Change in estimated acquisition earn-out payables	(10,957)	1,210
Deferred income taxes	(4,974)	(14,875)
Amortization of debt discount and disposal of deferred financing costs	512	456
Accretion (amortization) of discounts and premiums, investment	7	(7)
Net gain/(loss) on sales of investments, fixed assets and customer accounts	(196)	799
Payments on acquisition earn-outs in excess of original estimated payables	(337)	—
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Premiums, commissions and fees receivable (increase) decrease	(53,090)	(6,484)
Reinsurance recoverables (increase) decrease	24,949	14,040
Prepaid reinsurance premiums (increase) decrease	32,215	23,557
Other assets (increase) decrease	24,623	(29,521)
Premiums payable to insurance companies increase (decrease)	(53,622)	(61,229)
Premium deposits and credits due customers increase (decrease)	13,149	(11,362)
Losses and loss adjustment reserve increase (decrease)	(24,952)	(13,856)
Unearned premiums increase (decrease)	(32,215)	(23,557)
Accounts payable increase (decrease)	56,981	56,436
Accrued expenses and other liabilities increase (decrease)	(126,786)	(97,689)
Other liabilities increase (decrease)	(5,349)	8,321
Net cash provided by operating activities	33,817	5,356
Cash flows from investing activities:
Additions to fixed assets	(16,458)	(23,186)
Payments for businesses acquired, net of cash acquired	(153,291)	(95,081)
Proceeds from sales of fixed assets and customer accounts	385	32
Purchases of investments	(1,513)	(31)
Proceeds from sales of investments	1,668	2,392
Net cash used in investing activities	(169,209)	(115,874)
Cash flows from financing activities:
Payments on acquisition earn-outs	(6,477)	(579)
Proceeds from long-term debt	—	350,000
Payments on long-term debt	(13,750)	(8,750)
Deferred debt issuance costs	—	(3,698)
Payments on revolving credit facilities	—	(350,000)
Issuances of common stock for employee stock benefit plans	—	16
Repurchase shares to fund tax withholdings for non-cash stock-based compensation	(6,847)	(6,832)
Purchase of treasury stock	(1,429)	—
Cash dividends paid	(23,902)	(22,348)
Net cash provided by (used in) financing activities	(52,405)	(42,191)
Net increase (decrease) in cash and cash equivalents inclusive of restricted cash	(187,797)	(152,709)
Cash and cash equivalents inclusive of restricted cash at beginning of period	962,975	777,596
Cash and cash equivalents inclusive of restricted cash at end of period	$775,178	$624,887

See accompanying Notes to Condensed Consolidated Financial Statements. Refer to Note 10 for the reconciliations of cash and cash equivalents inclusive of restricted cash and investments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1  Nature of Operations

Brown & Brown, Inc., a Florida corporation, and its subsidiaries (collectively, “Brown & Brown” or the “Company”) is a diversified insurance agency, wholesale brokerage, insurance programs and service organization that markets and sells insurance products and services, primarily in the property, casualty and employee benefits areas. Brown & Brown’s business is divided into four reportable segments. The Retail Segment provides a broad range of insurance products and services to commercial, public and quasi-public entities, professional and individual insured customers, and non-insurance risk-mitigating products through our automobile dealer services (“F&I”) businesses. The National Programs Segment, which acts as a managing general agent (“MGA”), provides professional liability and related package products for certain professionals, a range of insurance products for individuals, flood coverage, and targeted products and services designated for specific industries, trade groups, governmental entities and market niches, all of which are delivered through a nationwide network of independent agents, including Brown & Brown retail agents. The Wholesale Brokerage Segment markets and sells excess and surplus commercial and personal lines insurance, primarily through independent agents and brokers, as well as Brown & Brown retail agents. The Services Segment provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare Set-aside services, Social Security disability and Medicare benefits advocacy services and claims adjusting services.

NOTE 2  Basis of Financial Reporting

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of recurring accruals) necessary for a fair presentation have been included. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Recently Issued Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The amendments provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. We are currently evaluating our contracts and the available expedients provided by the new standard.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. The standard removes specific exceptions in the current rules and eliminates the need for an organization to analyze whether the following apply in a given period: (a) exception to the incremental approach for intra-period tax allocation; (b) exceptions to accounting for basis differences when there are ownership changes in foreign investments and (c) exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The standard also is designed to improve financial statement preparers’ application of income tax-related guidance and simplify GAAP for (a) franchise taxes that are partially based on income; (b) transactions with a government that result in a step-up in the tax basis of goodwill; (c) separate financial statements of legal entities that are not subject to tax and (d) enacted changes in tax laws in interim periods. The standard takes effect for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company is currently evaluating the impact this standard will have on the Company’s financial position.

Recently Adopted Accounting Standards

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which provides guidance for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 became effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted ASU 2018-15 effective January 1, 2020. The impact of adoption of these standards on our consolidated financial statements, including accounting policies, processes, and systems, was not material.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The new guidance eliminates Step 2 of the goodwill impairment test. The updated guidance requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit to its carrying value, and recognizing a non-cash impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value with the loss not exceeding the total amount of goodwill allocated to that reporting unit. ASU 2017-04 became effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 and will be applied prospectively. The Company adopted ASU 2017-04 effective January 1, 2020, with interim or annual goodwill impairment tests now comparing the fair value of a reporting unit with its carrying value and no longer performing Step 2 of the goodwill impairment test. No impairment charges were recorded as a result of adopting ASU 2017-04.

  In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The new guidance adds an impairment model, known as the current expected credit loss (CECL) model that is based on expected losses rather than incurred losses. These amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable forward-looking information, which is intended to result in more timely recognition of such losses. All related guidance has been codified into, and is now known as, ASC 326 – Financial Instruments—Credit Losses. The new standard is effective for public companies for annual reporting periods beginning after December 15, 2019, and interim periods therein. The Company adopted ASU 2016-13 effective January 1, 2020 and has determined there is not a material impact on the Company’s Financial Statements given that historical trend analysis and assessments for forward-looking qualitative analysis are already integrated into financial assessments for the Company where possible.

NOTE 3  Revenues

The following tables present the revenues disaggregated by revenue source:

	Three months ended March 31, 2020
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other (8)	Total
Base commissions (1)	$315,888	$88,582	$55,563	$—	$—	$460,033
Fees (2)	57,483	34,659	15,641	44,452	(322)	151,913
Incentive commissions (3)	52,802	197	3,759	—	1	56,759
Profit-sharing contingent commissions (4)	16,095	5,711	2,136	—	—	23,942
Guaranteed supplemental commissions (5)	4,432	(1,013)	437	—	—	3,856
Investment income (6)	83	263	50	—	765	1,161
Other income, net (7)	706	13	112	—	—	831
Total Revenues	$447,489	$128,412	$77,698	$44,452	$444	$698,495

	Three months ended March 31, 2019
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other (8)	Total
Base commissions (1)	$287,200	$77,178	$54,173	$—	$(12)	$418,539
Fees (2)	43,877	30,246	12,510	49,444	(288)	135,789
Incentive commissions (3)	42,775	919	373	—	111	44,178
Profit-sharing contingent commissions (4)	11,547	860	2,915	—	—	15,322
Guaranteed supplemental commissions (5)	3,240	4	391	—	—	3,635
Investment income (6)	—	316	40	48	677	1,081
Other income, net (7)	592	37	107	—	—	736
Total Revenues	$389,231	$109,560	$70,509	$49,492	$488	$619,280

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

(2)	Fee revenues relate to fees for services other than securing coverage for our customers, fees negotiated in lieu of commissions, and F&I.
(3)	Incentive commissions include additional commissions over base commissions received from insurance carriers based on predetermined production levels mutually agreed upon by both parties.
(4)	Profit-sharing contingent commissions are based primarily on underwriting results, but may also reflect considerations for volume, growth and/or retention.
(5)	Guaranteed supplemental commissions represent guaranteed fixed-base agreements in lieu of profit-sharing contingent commissions.
(6)	Investment income consists primarily of interest on cash and investments.
(7)	Other income consists primarily of legal settlements and other miscellaneous income.
(8)	Fees within other reflects the elimination of intercompany revenues.

Contract Assets and Liabilities

The balances of contract assets and contract liabilities arising from contracts with customers as of March 31, 2020 and December 31, 2019 were as follows:

(in thousands)	March 31, 2020	December 31, 2019
Contract assets	$357,567	$289,609
Contract liabilities	$53,791	$58,126

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

As of March 31, 2020, deferred revenue consisted of $37.2 million as current portion to be recognized within one year and $16.6 million in long term to be recognized beyond one year.  As of December 31, 2019, deferred revenue consisted of $41.2 million as current portion to be recognized within one year and $16.9 million in long-term deferred revenue to be recognized beyond one year.

During the three months ended March 31, 2020, the amount of revenue recognized related to performance obligations satisfied in a previous period, was $9.0 million.  This revenue is primarily related to variable consideration and is inclusive of changes due to estimates.

Other Assets and Deferred Cost

Incremental cost to obtain - The Company defers certain costs to obtain customer contracts primarily as they relate to commission-based compensation plans in the Retail Segment, in which the Company pays an incremental amount of compensation on new business. These incremental costs are deferred and amortized over a 15-year period.  The cost to obtain balance within the other assets caption in the Company's Condensed Consolidated Balance Sheet was $31.1 million and $26.9 million as of March 31, 2020 and December 31, 2019, respectively.  For the three months ended March 31, 2020, the Company deferred $4.7 million of incremental cost to obtain customer contracts.  The Company recorded an expense of $0.5 million associated with the incremental cost to obtain customer contracts for the three months ended March 31, 2020.

Cost to fulfill - The Company defers certain costs to fulfill contracts and recognizes these costs as the associated performance obligations are fulfilled.  The cost to fulfill balance within the other current assets caption in the Company's Condensed Consolidated Balance Sheet was $62.9 million and $73.3 million as of March 31, 2020 and December 31, 2019, respectively.  For the three months ended March 31, 2020, the Company had net expense of $10.4 million related to the release of previously deferred contract fulfillment costs associated with performance obligations that were satisfied in the period, net of current year deferrals for costs incurred that related to performance obligations yet to be fulfilled.

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

	For the three months ended March 31,
(in thousands, except per share data)	2020	2019
Net income	$152,400	$113,896
Net income attributable to unvested awarded performance stock	(5,192)	(3,201)
Net income attributable to common shares	$147,208	$110,695
Weighted average number of common shares outstanding – basic	282,397	280,564
Less unvested awarded performance stock included in weighted average number of common shares outstanding – basic	(9,621)	(7,885)
Weighted average number of common shares outstanding for basic net income per common share	272,776	272,679
Dilutive effect of stock options	2,085	2,335
Weighted average number of shares outstanding – diluted	274,861	275,014
Net income per share:
Basic	$0.54	$0.41
Diluted	$0.54	$0.40

NOTE 5  Business Combinations

During the three months ended March 31, 2020, Brown & Brown acquired the assets and assumed certain liabilities of five insurance intermediaries.  Additionally, miscellaneous adjustments were recorded to the purchase price allocation of certain prior acquisitions completed within the last 12 months as permitted by Accounting Standards Codification Topic 805 — Business Combinations (“ASC 805”). Such adjustments are presented in the “Other” category within the following two tables. The recorded purchase price for all acquisitions includes an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations will be recorded in the Condensed Consolidated Statements of Income when incurred.

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

Based on the acquisition date and the complexity of the underlying valuation work, certain amounts included in the Company’s Condensed Consolidated Financial Statements may be provisional and thus subject to further adjustments within the permitted measurement period, as defined in ASC 805. For the three months ended March 31, 2020, adjustments were made within the permitted measurement period that resulted in an increase in the aggregate purchase price of the affected acquisitions of $0.1 million relating to the assumption of certain liabilities. These measurement period adjustments have been reflected as current period adjustments in the three months ended March 31, 2020 in accordance with the guidance in ASU 2015-16 “Business Combinations.”  The measurement period adjustments primarily impacted goodwill, with no effect on earnings or cash in the current period.

Cash paid for acquisitions was $153.3 million in the three-month period ended March 31, 2020. The Company completed five acquisitions (excluding book of business purchases) in the three-month period ended March 31, 2020. The Company completed eight acquisitions (excluding book of business purchases) in the three-month period ended March 31, 2019.

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

(in thousands)
Name	Business segment	Effective date of acquisition	Cash paid	Other payable	Recorded earn-out payable	Net assets acquired	Maximum potential earn- out payable
Special Risk Insurance Managers Ltd. (Special Risk)	National Programs	January 1, 2020	$68,812	$—	$4,884	$73,696	$14,650
Texas All Risk General Agency, Inc. et al (Texas Risk)	Wholesale Brokerage	January 1, 2020	10,511	135	310	10,980	1,150
The Colonial Group, Inc. et al (Colonial)	Wholesale Brokerage	March 1, 2020	29,037	10	5,639	35,203	10,150
RLA Insurance Intermediaries, LLC (RLA)	Wholesale Brokerage	March 1, 2020	42,496	100	2,951	46,233	22,500
Other	Various	Various	2,435	1,291	194	2,704	1,140
Total			$153,291	$1,536	$13,978	$168,816	$49,590

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition and adjustments made during the measurement period of the prior year acquisitions.

(in thousands)	Special Risk	Texas Risk	Colonial	RLA	Other	Total
Cash	$—	$—	$—	$—	$—	$—
Other current assets	2,159	446	808	—	747	4,160
Fixed assets	346	27	59	54	—	486
Goodwill	55,607	8,488	26,030	44,592	765	135,482
Purchased customer accounts	14,897	3,674	9,393	12,549	1,279	41,792
Non-compete agreements	136	25	43	481	21	706
Other assets	—	—	—	—	—	—
Total assets acquired	73,145	12,660	36,333	57,676	2,812	182,626
Other current liabilities	551	(1,680)	(1,130)	(11,443)	(108)	(13,810)
Other liabilities	—	—	—	—	—	—
Total liabilities assumed	551	(1,680)	(1,130)	(11,443)	(108)	(13,810)
Net assets acquired	$73,696	$10,980	$35,203	$46,233	$2,704	$168,816

The other column represents current year acquisitions with total net assets acquired of less than $10.0 million and adjustments from prior year acquisitions that were made within the permitted measurement period.

The weighted average useful lives for the acquired amortizable intangible assets are as follows: purchased customer accounts, 15 years; and non-compete agreements, 5 years.

Goodwill of $135.5 million, which is net of any opening balance sheet adjustments within the allowable measurement period, was allocated to the Retail, National Programs, Wholesale Brokerage and Services Segments in the amounts of $0.7 million, $55.6 million, $79.1 million and $0.1 million, respectively. Of the total goodwill of $135.5 million, the amount currently deductible for income tax purposes is $121.5 million and the remaining $14.0 million relates to the recorded earn-out payables and will not be deductible until it is earned and paid.

For the acquisitions completed during 2020, the results of operations since the acquisition dates have been combined with those of the Company. The total revenues from the acquisitions completed through March 31, 2020, included in the Condensed Consolidated Statement of Income for the three months ended March 31, 2020, was $5.6 million. The income before income taxes, including the intercompany cost of capital charge, from the acquisitions completed through March 31, 2020, included in the Condensed Consolidated Statement of Income for the three months ended March 31, 2020, was a loss of $0.5 million. If the acquisitions had occurred as of the beginning of the respective periods, the Company’s results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

(UNAUDITED)	Three months ended March 31,
(in thousands, except per share data)	2020	2019
Total revenues	$702,333	$628,230
Income before income taxes	$206,330	$150,948
Net income	$153,200	$115,758
Net income per share:
Basic	$0.54	$0.41
Diluted	$0.54	$0.41
Weighted average number of shares outstanding:
Basic	272,776	272,679
Diluted	274,861	275,014

As of March 31, 2020 and 2019, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820- Fair Value Measurement. The resulting additions, payments, and net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the three months ended March 31, 2020 and 2019, were as follows:

	Three months ended March 31,
(in thousands)	2020	2019
Balance as of the beginning of the period	$161,513	$89,924
Additions to estimated acquisition earn-out payables	13,978	18,155
Payments for estimated acquisition earn-out payables	(6,814)	(579)
Subtotal	168,677	107,500
Net change in earnings from estimated acquisition earn-out payables:
Change in fair value on estimated acquisition earn-out payables	(12,641)	50
Interest expense accretion	1,684	1,160
Net change in earnings from estimated acquisition earn-out payables	(10,957)	1,210
Balance as of March 31,	$157,720	$108,710

Of the $157.7 million estimated acquisition earn-out payables as of March 31, 2020, $12.4 million was recorded as accounts payable and $145.3 million was recorded as other non-current liabilities. As of March 31, 2020, the maximum future acquisition contingency payments related to all acquisitions was $366.5 million, inclusive of the $157.7 million estimated acquisition earn-out payables as of March 31, 2020.  Included within the additions to estimated acquisition earn-out payables are any adjustments to opening balance sheet items within the allowable measurement period, which may therefore differ from previously reported amounts. During the three months ended March 31, 2020, the Company recorded a decrease in the estimated acquisition earn-out payables for acquisitions completed in the last three years partially as a result of the potential for lower future financial performance associated with COVID-19.

NOTE 6  Goodwill

Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The Company completed its most recent annual assessment as of November 30, 2019 and identified no impairment as a result of the evaluation.

The changes in the carrying value of goodwill by reportable segment for the three months ended March 31, 2020 are as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Total
Balance as of December 31, 2019	$2,351,291	$925,541	$298,101	$171,161	$3,746,094
Goodwill of acquired businesses	657	55,607	79,110	108	135,482
Goodwill disposed of relating to sales of businesses	—	—	—	—	—
Balance as of March 31, 2020	$2,351,948	$981,148	$377,211	$171,269	$3,881,576

NOTE 7  Amortizable Intangible Assets

Amortizable intangible assets at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020				December 31, 2019
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average life (years) (1)	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average life (years) (1)
Purchased customer accounts	$1,967,117	$(1,037,652)	$929,465	15.0	$1,925,326	$(1,011,574)	$913,752	15.0
Non-compete agreements	34,587	(31,178)	3,409	4.6	33,881	(30,865)	3,016	4.6
Total	$2,001,704	$(1,068,830)	$932,874		$1,959,207	$(1,042,439)	$916,768

(1)	Weighted average life calculated as of the date of acquisition.

Amortization expense for amortizable intangible assets for the years ending December 31, 2020, 2021, 2022, 2023 and 2024 is estimated to be $103.8 million, $100.5 million, $96.1 million, $89.1 million, and $85.2 million, respectively.

NOTE 8  Long-Term Debt

Long-term debt at March 31, 2020 and December 31, 2019 consisted of the following:

(in thousands)	March 31, 2020	December 31, 2019
Current portion of long-term debt:
Current portion of 5-year term loan facility expires 2022	$40,000	$40,000
Current portion of 5-year term loan facility expires 2023	18,750	15,000
Total current portion of long-term debt	58,750	55,000
Long-term debt:
Note agreements:
4.200% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2024	$499,298	$499,259
4.500% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2029	349,498	349,484
Total notes	848,796	848,743
Credit agreements:
5-year term-loan facility, periodic interest and principal payments, LIBOR plus up to 1.750%, expires June 28, 2022	280,000	290,000
5-year revolving-loan facility, periodic interest payments, LIBOR plus up to 1.500%, plus commitment fees up to 0.250%, expires June 28, 2022	100,000	100,000
5-year term-loan facility, periodic interest and principal payments, LIBOR plus up to 1.750%, expires December 21, 2023	262,500	270,000
Total credit agreements	642,500	660,000
Debt issuance costs (contra)	(7,941)	(8,400)
Total long-term debt less unamortized discount and debt issuance costs	1,483,355	1,500,343
Current portion of long-term debt	58,750	55,000
Total debt	$1,542,105	$1,555,343

On June 28, 2017, the Company entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) with the lenders named therein, JPMorgan Chase Bank, N.A. as administrative agent and certain other banks as co-syndication agents and co-documentation agents. The Amended and Restated Credit Agreement amended and restated the credit agreement dated April 17, 2014, among such parties (the “Original Credit Agreement”). The Amended and Restated Credit Agreement extends the applicable maturity date of the existing revolving credit facility (the “Revolving Credit Facility”) of $800.0 million to June 28, 2022 and re-evidences unsecured term loans at $400.0 million while also extending the applicable maturity date to June 28, 2022. The quarterly term loan principal amortization schedule was reset. At the time of the execution of the Amended and Restated Credit Agreement, $67.5 million of principal from the original unsecured term loans was repaid using operating cash balances, and the Company added an additional $2.8 million in debt issuance costs related to the Revolving Credit Facility to the Condensed Consolidated Balance Sheet. The Company also expensed to the Condensed Consolidated Statements of Income $0.2 million of debt issuance costs related to the Original Credit Agreement due to certain lenders exiting prior to execution of the Amended and Restated Credit Agreement. The Company also carried forward $1.6 million on the Condensed Consolidated Balance Sheet the remaining unamortized portion of the Original Credit Agreement debt issuance costs, which will be amortized over the term of the Amended and Restated Credit Agreement. On March 31, 2020, the Company made a scheduled principal payment of $10.0 million per the terms of the Amended and Restated Credit Agreement. As of March 31, 2020, there was an outstanding debt balance issued under the term loan of the Amended and Restated Credit Agreement of $320.0 million and $100.0 million borrowings outstanding against the Revolving Credit Facility. As of December 31, 2018, there was an outstanding debt balance issued under the term loan of the Amended and Restated Credit Agreement of $330.0 million with $100.0 million in borrowings outstanding against the Revolving Credit Facility. The Company had borrowed approximately $600.0 million under its Revolving Credit Facility on November 15, 2018 in connection with the closing of the acquisition of certain assets and assumption of certain liabilities of the Hays Companies. Per the terms of the Amended and Restated Credit Agreement, a scheduled principal payment of $10.0 million is due June 30, 2020.

On September 18, 2014, the Company issued $500.0 million of 4.200% unsecured Senior Notes due in 2024. The Senior Notes were given investment grade ratings of BBB-/Baa3 with a stable outlook. The notes are subject to certain covenant restrictions and regulations which are customary for credit rated obligations. At the time of funding, the proceeds were offered at a discount of the original note amount which also excluded an underwriting fee discount. The net proceeds received from the issuance were used to repay the outstanding balance of $475.0 million on the Revolving Credit Facility and for other general corporate purposes. As of March 31, 2020 and December 31, 2019, there was an outstanding debt balance of $500.0 million exclusive of the associated discount balance.

On December 21, 2018, the Company entered into a term loan credit agreement (the “Term Loan Credit Agreement”) with the lenders named therein, Wells Fargo Bank, National Association, as administrative agent, and certain other banks as co-syndication agents and as joint lead arrangers and joint bookrunners. The Term Loan Credit Agreement provides for an unsecured term loan in the initial amount of $300.0 million, which may, subject to lenders’ discretion, potentially be increased up to an aggregate amount of $450.0 million (the “Term Loan”). The Term Loan is repayable over the five-year term from the effective date of the Term Loan Credit Agreement, which was December 21, 2018. Based on the Company’s net debt leverage ratio or a non-credit enhanced senior unsecured long-term debt rating as determined by Moody’s Investor Service and Standard & Poor’s Rating Service, the rates of interest charged on the term loan are 1.00% to 1.75%, above the adjusted 1-Month LIBOR rate. On December 21, 2018, the Company borrowed $300.0 million under the Term Loan Credit Agreement and used $250.0 million of the proceeds to reduce indebtedness under the Revolving Credit Facility. As of March 31, 2020, there was an outstanding debt balance issued under the Term Loan of $281.3 million. As of December 31, 2019, there was an outstanding debt balance issued under the Term Loan of $285.0 million. Per the terms of the Term Loan Credit Agreement, a scheduled principal payment of $3.8 million is due June 30, 2020.

On March 11, 2019, the Company completed the issuance of $350.0 million aggregate principal amount of the Company's 4.500% Senior Notes due 2029. The Senior Notes were given investment grade ratings of BBB-/Baa3 with a stable outlook. The notes are subject to certain covenant restrictions, which are customary for credit rated obligations. At the time of funding, the proceeds were offered at a discount of the original note amount, which also excluded an underwriting fee discount. The net proceeds received from the issuance were used to repay a portion of the outstanding balance of $350.0 million on the Revolving Credit Facility, utilized in connection with the financing related to the Hays Companies acquisition and for other general corporate purposes. As of March 31, 2020, there was an outstanding debt balance of $350.0 million exclusive of the associated discount balance.

The Amended and Restated Credit Agreement and Term Loan Credit Agreement require the Company to maintain certain financial ratios and comply with certain other covenants. The Company was in compliance with all such covenants as of March 31, 2020 and December 31, 2019.

The 30-day Adjusted LIBOR Rate for the term loan and Revolving Credit Facility of the Amended and Restated Credit Agreement and Term Loan Credit Agreement as of March 31, 2020 was 1.000%, 0.813% and 1.000%, respectively.

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

The Company assesses at inception of a contract if it contains a lease. This assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether the Company has the right to direct the use of the asset.

The right-of-use asset is initially measured at cost, which is primarily composed of the initial lease liability, plus any initial direct costs incurred, less any lease incentives received. The lease liability is initially measured at the present value of the minimum lease payments through the term of the lease. Minimum lease payments are discounted to present value using the incremental borrowing rate at the lease commencement date, which approximates the rate of interest the Company expects to be paid on a secured borrowing in an amount equal to the lease payments for the underlying asset under similar terms and economic conditions. The Company has elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a total term of 12 months or less. The effect of short-term leases on the Company's right-of-use asset and lease liability would not be significant.

The balances and classification of operating lease right-of-use assets and operating lease liabilities within the Condensed Consolidated Balance Sheet is as follows:

(in thousands)		March 31, 2020	December 31, 2019
Balance Sheet
Assets:
Operating lease right-of-use assets	Operating lease assets	$193,591	$184,288
Total Assets		193,591	184,288
Liabilities:
Current operating lease liabilities	Accrued expenses and other liabilities	43,352	43,415
Non-current operating lease liabilities	Operating lease liabilities	176,748	167,855
Total Liabilities		$220,100	$211,270

As of March 31, 2020, the Company has entered into future lease agreements expected to commence later in 2020 and 2021 consisting of undiscounted lease liabilities of $11.3 million and $.6 million, respectively.

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

The components of lease cost for operating leases for the three months ended March 31, 2020 were:

(in thousands)	Three months ended March 31, 2020	Three months ended March 31, 2019
Operating leases:
Lease cost	$12,968	$12,088
Variable lease cost	845	713
Short-Term lease cost	128	—
Operating lease cost	$13,941	$12,801
Sublease income	(268)	—
Total lease cost net	$13,673	$12,801

The weighted average remaining lease term and the weighted average discount rate for operating leases as of March 31, 2020 were:

Weighted-average remaining lease term	6.01
Weighted-average discount rate	3.63

Maturities of the operating lease liabilities by fiscal year at March 31, 2020 for the Company's operating leases are as follows:

(in thousands)	Operating Leases
2020 (Remainder)	$37,172
2021	48,817
2022	41,138
2023	34,417
2024	26,685
Thereafter	58,148
Total undiscounted lease payments	246,377
Less: Imputed interest	26,277
Present value of lease payments	$220,100

Supplemental cash flow information for operating leases:

(in thousands)	Three months ended March 31, 2020	Three months ended March 31, 2019
Cash paid for amounts included in measurement of liabilities
Operating cash flows from operating leases	$13,001	$12,311
Right-of-use assets obtained in exchange for new operating liabilities	$19,158	$2,439

NOTE 10  Supplemental Disclosures of Cash Flow Information and Non-Cash Financing and Investing Activities

Brown & Brown's cash paid during the period for interest and income taxes are summarized as follows:

	Three months ended March 31,
(in thousands)	2020	2019
Cash paid during the period for:
Interest	$24,028	$20,127
Income taxes	$4,296	$3,120

Brown & Brown’s significant non-cash investing and financing activities are summarized as follows:

	Three months ended March 31,
(in thousands)	2020	2019
Other payable issued for purchased customer accounts	$1,547	$608
Estimated acquisition earn-out payables and related charges	$13,978	$18,155

The Company's restricted cash balance is composed of funds held in separate premium trust accounts as required by state law or, in some cases, by agreement with carrier partners. The following is a reconciliation of cash and cash equivalents inclusive of restricted cash as of March 31, 2020 and 2019.

	Balance as of March 31,
(in thousands)	2020	2019
Table to reconcile cash and cash equivalents inclusive of restricted cash
Cash and cash equivalents	$385,788	$322,477
Restricted cash	389,390	302,410
Total cash and cash equivalents inclusive of restricted cash at the end of the period	$775,178	$624,887

The following is a reconciliation of cash and cash equivalents inclusive of restricted cash as of December 31, 2019 and 2018.

	Balance as of December 31,
(in thousands)	2019	2018
Table to reconcile cash and cash equivalents inclusive of restricted cash
Cash and cash equivalents	$542,174	$438,961
Restricted cash	420,801	338,635
Total cash and cash equivalents inclusive of restricted cash at the end of the period	$962,975	$777,596

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

The Company continues to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could adversely impact the Company’s operating results, cash flows and overall liquidity. The Company maintains third-party insurance policies to provide coverage for certain legal claims, in an effort to mitigate its overall exposure to unanticipated claims or adverse decisions. However, as (i) one or more of the Company’s insurance carriers could take the position that portions of these claims are not covered by the Company’s insurance, (ii) to the extent that payments are made to resolve claims and lawsuits, applicable insurance policy limits are eroded and (iii) the claims and lawsuits relating to these matters are continuing to develop, it is possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by unfavorable resolutions of these matters. Based upon the AM Best Company ratings of these third-party insurers and other factors, management does not believe there is a substantial risk of an insurer’s material non-performance related to any current insured claims.

On the basis of current information, the availability of insurance and legal advice, in management’s opinion, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, would have a material adverse effect on its financial condition, operations and/or cash flows.

NOTE 12  Segment Information

Brown & Brown’s business is divided into four reportable segments: (1) the Retail Segment, which provides a broad range of insurance products and services to commercial, public and quasi-public entities, and to professional and individual customers, and non-insurance risk-mitigating products through our F&I businesses, (2) the National Programs Segment, which acts as an MGA, provides professional liability and related package products for certain professionals, a range of insurance products for individuals, flood coverage, and targeted products and services designated for specific industries, trade groups, governmental entities and market niches, all of which are delivered through nationwide networks of independent agents, and Brown & Brown retail agents, (3) the Wholesale Brokerage Segment, which markets and sells excess and surplus commercial and personal lines insurance, primarily through independent agents and brokers, as well as Brown & Brown retail agents, and (4) the Services Segment, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare Set-aside services, Social Security disability and Medicare benefits advocacy services and claims adjusting services.

Brown & Brown conducts all of its operations within the United States of America, except for a wholesale brokerage operation based in London, England, retail operations in Bermuda and the Cayman Islands, and a national programs operation in Canada. These operations earned $3.9 million and $3.4 million of total revenues for the three months ended March 31, 2020 and 2019, respectively. Long-lived assets held outside of the United States as of March 31, 2020 and 2019 were not material.

The accounting policies of the reportable segments are the same as those described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The Company evaluates the performance of its segments based upon revenues and income before income taxes. Inter-segment revenues are eliminated.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables. The “Other” column includes any income and expenses not allocated to reportable segments, corporate-related items, including the intercompany interest expense charge to the reporting segment.

	Three months ended March 31, 2020
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$447,489	$128,412	$77,698	$44,452	$444	$698,495
Investment income	$83	$263	$50	$-	$765	$1,161
Amortization	$16,287	$6,365	$2,349	$1,390	$—	$26,391
Depreciation	$2,036	$1,905	$431	$351	$1,298	$6,021
Interest expense	$21,798	$4,682	$1,711	$1,091	$(13,991)	$15,291
Income before income taxes	$128,662	$29,645	$17,686	$10,080	$19,180	$205,253
Total assets	$6,375,532	$3,054,411	$1,514,243	$475,168	$(3,837,009)	$7,582,345
Capital expenditures	$2,499	$1,513	$1,227	$267	$10,952	$16,458

	Three months ended March 31, 2019
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$389,231	$109,560	$70,509	$49,492	$488	$619,280
Investment income	$0	$316	$40	$48	$677	$1,081
Amortization	$15,444	$6,596	$2,849	$1,303	$—	$26,192
Depreciation	$1,624	$1,590	$404	$284	$2,133	$6,035
Interest expense	$21,153	$5,354	$1,327	$872	$(13,508)	$15,198
Income before income taxes	$93,841	$19,316	$15,569	$9,177	$10,617	$148,520
Total assets	$5,773,290	$2,852,824	$1,292,406	$480,108	$(3,592,339)	$6,806,289
Capital expenditures	$3,136	$4,568	$1,189	$109	$14,184	$23,186

NOTE 13  Investments

At March 31, 2020, the Company’s amortized cost and fair values of fixed maturity securities are summarized as follows:

(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities, obligations of U.S. Government agencies and Municipalities	$26,486	$586	$(4)	$27,068
Corporate debt	5,319	71	(65)	5,325
Total	$31,805	$657	$(69)	$32,393

At March 31, 2020, the Company held $27.1 million in fixed income securities composed of U.S. Treasury securities, securities issued by U.S. Government agencies and municipalities, and $5.3 million issued by corporations with investment grade ratings. Of that total, $9.1 million is classified as short-term investments on the Condensed Consolidated Balance Sheet as maturities are less than one-year. Additionally, the Company holds $7.5 million in short-term investments, which are related to time deposits held with various financial institutions.

For securities in a loss position, the following table shows the investments’ gross unrealized loss and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2020:

	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Treasury securities, obligations of U.S. Government agencies and Municipalities	$1,080	$(4)	$—	$—	$1,080	$(4)
Corporate debt	941	(65)	—	—	941	(65)
Total	$2,021	$(69)	$—	$—	$2,021	$(69)

The unrealized losses were caused by interest rate increases. At March 31, 2020, the Company had 3 securities in an unrealized loss position. The corporate securities are highly rated securities with no indicators of potential impairment. Based on the ability and intent of the Company to hold these investments until recovery of fair value, which may be maturity, the bonds were not considered to be other-than-temporarily impaired at March 31, 2020.

At December 31, 2019, the Company’s amortized cost and fair values of fixed maturity securities are summarized as follows:

(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities, obligations of U.S. Government agencies and Municipalities	$26,487	$174	$(39)	$26,622
Corporate debt	5,324	68	(8)	5,384
Total	$31,811	$242	$(47)	$32,006

At December 31, 2019, the Company held $26.6 million in fixed income securities composed of U.S. Treasury securities, securities issued by U.S. Government agencies and municipalities, and $5.4 million issued by corporations with investment grade ratings. Of that total, $4.6 million is classified as short-term investments on the Condensed Consolidated Balance Sheet as maturities are less than one-year, which also includes $7.7 million that is related to time deposits held with various financial institutions.

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

The amortized cost and estimated fair value of the fixed maturity securities at March 31, 2020 by contractual maturity are set forth below:

(in thousands)	Amortized cost	Fair value
Years to maturity:
Due in one year or less	$8,982	$9,053
Due after one year through five years	22,823	23,340
Due after five years	—	—
Total	$31,805	$32,393

The amortized cost and estimated fair value of the fixed maturity securities at December 31, 2019 by contractual maturity are set forth below:

(in thousands)	Amortized cost	Fair value
Years to maturity:
Due in one year or less	$4,616	$4,628
Due after one year through five years	27,195	27,378
Due after five years	—	—
Total	$31,811	$32,006

The expected maturities in the foregoing table may differ from the contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalty.

There were no sales or maturity of the Company’s investment in fixed maturity securities in the period$0.0 million, but maturing time deposits yielded total cash proceeds from the sale of investments of $1.7 million in the period of January 1, 2020 to March 31, 2020. These proceeds were principally used to purchase additional fixed maturity securities and time deposits. There were no gains and losses realized on the sale of securities for the period from January 1, 2020 to March 31, 2020.

Realized gains and losses are reported on the Condensed Consolidated Statements of Income, with the cost of securities sold determined on a specific identification basis.

At March 31, 2020, investments with a fair value of approximately $4.3 million were on deposit with state insurance departments to satisfy regulatory requirements.

NOTE 14  Insurance Company WNFIC

Although the reinsurers are liable to the Company for amounts reinsured, our subsidiary, Wright National Flood Insurance Company (“WNFIC”) remains primarily liable to its policyholders for the full amount of the policies written whether or not the reinsurers meet their obligations to the Company when they become due. The effects of reinsurance on premiums written and earned are as follows:

	Three months ended March 31, 2020
(in thousands)	Written	Earned
Direct premiums	$142,962	$175,177
Ceded premiums	(142,959)	(175,174)
Net premiums	$3	$3

All premiums written by WNFIC under the National Flood Insurance Program are 100% ceded to the Federal Emergency Management Agency, or FEMA, for which WNFIC received a 30.1% expense allowance from January 1, 2020 through March 31, 2020. For the period from January 1, 2020 through March 31, 2020, the Company ceded $142.5 million of written premiums.

As of March 31, 2020 the Condensed Consolidated Balance Sheet contained reinsurance recoverable of $33.6 million and prepaid reinsurance premiums of $333.8 million. There was no net activity in the reserve for losses and loss adjustment expense during the period January 1, 2020 through March 31, 2020, as WNFIC’s direct premiums written were 100% to two reinsurers. The balance of the reserve for losses and loss adjustment expense, excluding related reinsurance recoverable, as of March 31, 2020 was $33.6 million.

WNFIC maintains capital in excess of the minimum statutory amount of $7.5 million as required by regulatory authorities. The unaudited statutory capital and surplus of WNFIC was $30.2 million at March 31, 2020 and $29.6 million as of December 31, 2019. For the period from January 1, 2020 through March 31, 2020, WNFIC generated statutory net income of $0.1 million. For the period from January 1, 2019 through December 31, 2019, WNFIC generated statutory net income of $8.1 million. The maximum amount of ordinary dividends that WNFIC can pay to shareholders in a rolling 12-month period is limited to the greater of 10% of statutory adjusted capital and surplus of 100% of adjusted net income. There was no dividend payout in 2018 and the maximum dividend payout that may be made in 2019 without prior approval is $8.1 million.

NOTE 15  Shareholders’ Equity

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

On March 26, 2020, the Company completed a share repurchase in the open market of 42,080 shares at a total cost of $1.4 million. After completing these open market share repurchases, the Company has outstanding approval to purchase up to approximately $459.9 million, in the aggregate, of the Company's outstanding common stock.

ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion updates the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and the two discussions should be read together.

GENERAL

Impact of COVID-19

The coronavirus pandemic (“COVID-19”), the expected resulting recession and its follow-on effects are impacting and will likely continue to impact business activity across industries worldwide, including us.

The impact on our results of operations was a net immaterial impact in the first quarter. However, COVID-19 remains dynamic with uncertainty around its duration and broader impact. We are monitoring and assessing the situation as well as actively preparing for implications to our business. We expect that the pandemic and resulting recession will reduce the volume of business from new and existing customers and reduce insurable exposure units. Due to the expected impact of COVID-19 on the economy, we do not expect to attain the level of Organic Revenue growth achieved in the first quarter through the remainder of 2020. While we cannot predict the precise impact, we believe the reduction in insurable exposure units will make it more difficult to grow at the level we experienced in the first quarter of 2020 and at the level we would have anticipated prior to the COVID-19 pandemic.

As described in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q under the section titled, “Liquidity and Capital Resources,” the Company has access to $450.0 million of additional borrowings under the existing Revolving Credit Facility following the $250.0 million expected to be borrowed by the Company prior to May 1, 2020.  Additionally, the Revolving Credit Facility contains an expansion option for up to an additional $500.0 million of borrowing capacity, subject to the approval of participating lenders.  In addition, under the Term Loan Credit Agreement, the unsecured term loan in the initial amount of $300.0 million may by increased by up to $150.0 million, subject to the approval of participating lenders.  Therefore, including such expansion options under all existing credit agreements, the Company has access to up to $1.1 billion of incremental borrowing capacity.  Debt principal payments due in 2020 and 2021 are $55.0 million and $70.0 million, respectively.

The Company will continue to evaluate the impact of COVID-19 on its customers and operations over the coming quarters.

Company Overview — First Quarter of 2020

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

The volume of business from new and existing customers, fluctuations in insurable exposure units, changes in premium rate levels, changes in general economic and competitive conditions, a health pandemic, and the occurrence of catastrophic weather events all affect our revenues. For example, level rates of inflation or a general decline in economic activity could limit increases in the values of insurable exposure units. Conversely, increasing costs of litigation settlements and awards could cause some customers to seek higher levels of insurance coverage. Historically, our revenues have typically grown as a result of our focus on net new business growth and acquisitions. We foster a strong, decentralized sales and service culture with the goal of consistent, sustained growth over the long-term.

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

We also earn profit-sharing contingent commissions, which are commissions based primarily on underwriting results, but which may also reflect considerations for volume, growth and/or retention. These commissions which are included in our commissions and fees in the Condensed Consolidated Statements of Income, are accrued throughout the year based on actual premiums written and are primarily received in the first and second quarters of each year, based upon the aforementioned considerations for the prior year(s). Over the last three years, profit-sharing contingent commissions have averaged approximately 3.0% of commissions and fees revenue.

Certain insurance companies offer guaranteed fixed-base agreements, referred to as “Guaranteed Supplemental Commissions” (“GSCs”) in lieu of profit-sharing contingent commissions. GSCs are accrued throughout the year based on actual premiums written. For the 12-month period ending December 31, 2019, we had earned $23.1 million of GSCs, of which $12.7 million remained accrued at December 31, 2019, the balance of which is typically collected over the first and second quarters of the subsequent year. For the three-month periods ended March 31, 2020 and 2019, we earned and accrued $3.9 million and $3.6 million, respectively, from GSCs.

Combined, our profit-sharing contingent commissions and GSCs for the three months ended March 31, 2020 increased by $8.8 million compared to the first quarter of 2019.  This increase was primarily driven by cash received for profit-sharing contingent commissions in the first quarter of 2020 being materially higher than the amount accrued as of December 31, 2019 for the estimate of contingents earned in 2019 and to a lesser extent growth associated with acquisitions completed over the last twelve months.

Fee revenues primarily relate to services other than securing coverage for our customers, as well as fees negotiated in lieu of commissions, and are recognized as performance obligations are satisfied. Fee revenues have historically been generated primarily by: (1) our Services Segment, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare Set-aside services, Social Security disability and Medicare benefits advocacy services, and claims adjusting services; (2) our National Programs and Wholesale Brokerage Segments, which earn fees primarily for the issuance of insurance policies on behalf of insurance companies; and to a lesser extent (3) our Retail Segment in our large-account customer base, where we primarily earn fees for securing insurance for our customers, and in our automobile dealer services (“F&I”) businesses where we primarily earn fees for assisting our customers with creating and selling warranty and service risk management programs. Fee revenues as a percentage of our total commissions and fees, represented 27.1% in 2019 and 26.3% in 2018.

For the three-month period ended March 31, 2020, our total commissions and fees growth rate was 12.8%, and our consolidated Organic Revenue growth rate was 5.6%. As a result of the Company’s assessment of COVID-19 impacts on future levels of employment in the economy, the Company lowered its estimates for projected remaining policy year revenues related to employee benefits and workers’ compensation lines of coverage by $10.5 million in the first quarter with approximately $7.9 million relating to policies effective in the first quarter of 2020 and the balance relating to policies with effective dates prior to 2020.

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

Income before income taxes for the three-month period ended March 31, 2020 increased from the first quarter of 2019 by $56.7 million, primarily as a result of net new business, acquisitions completed in the past 12 months, the decrease in estimated acquisition earnout payables and increased profit-sharing contingent commissions in addition to leveraging expenses. Additionally, partially as a result of the projected impact of the COVID-19 pandemic, our estimated acquisition earn-out payables were decreased, which increased our income before income taxes for the first quarter of 2020 by $6.0 million.

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

Tabular reconciliations of this supplemental non-GAAP financial information to our most comparable GAAP information are contained in this Quarterly Report on Form 10-Q under “Results of Operations - Segment Information.”

Acquisitions

Part of our continuing business strategy is to attract high-quality insurance intermediaries to join our operations. From 1993 through the first quarter of 2020, we acquired 541 insurance intermediary operations, excluding acquired books of business (customer accounts).

Critical Accounting Policies

We have had no changes to our Critical Accounting Policies as described in our most recent Form 10-K for the year ended December 31, 2019. We believe that of our significant accounting and reporting policies, the more critical policies include our accounting for revenue recognition, business combinations and purchase price allocations, intangible asset impairments, non-cash stock-based compensation and reserves for litigation. In particular, the accounting for these areas requires significant use of judgment to be made by management. Different assumptions in the application of these policies could result in material changes in our consolidated financial position or consolidated results of operations. Refer to Note 1 in the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2019 on file with the Securities and Exchange Commission for details regarding our critical and significant accounting policies.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes.

Financial information relating to our condensed consolidated financial results for the three months ended March 31, 2020 and 2019 is as follows:

	Three months ended March 31,
(in thousands, except percentages)	2020	2019	% Change
REVENUES
Core commissions and fees	$668,705	$598,506	11.7%
Profit-sharing contingent commissions	23,942	15,322	56.3%
Guaranteed supplemental commissions	3,856	3,635	6.1%
Investment income	1,161	1,081	7.4%
Other income, net	831	736	12.9%
Total revenues	698,495	619,280	12.8%
EXPENSES
Employee compensation and benefits	349,624	332,837	5.0%
Other operating expenses	107,132	88,783	20.7%
(Gain)/loss on disposal	(260)	505	-151.5%
Amortization	26,391	26,192	0.8%
Depreciation	6,021	6,035	-0.2%
Interest	15,291	15,198	0.6%
Change in estimated acquisition earn-out payables	(10,957)	1,210	NMF
Total expenses	493,242	470,760	4.8%
Income before income taxes	205,253	148,520	38.2%
Income taxes	52,853	34,624	52.6%
NET INCOME	$152,400	$113,896	33.8%
Income Before Income Taxes Margin (1)	29.4%	24.0%
EBITDAC (2)	$241,999	$197,155	22.7%
EBITDAC Margin (2)	34.6%	31.8%
Organic Revenue growth rate (2)	5.6%	2.0%
Employee compensation and benefits relative to total revenues	50.1%	53.7%
Other operating expenses relative to total revenues	15.3%	14.3%
Capital expenditures	$16,458	$23,186	-29.0%
Total assets at March 31,	$7,582,345	$6,806,289	11.4%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

Commissions and Fees

Commissions and fees, including profit-sharing contingent commissions and GSCs, for the three months ended March 31, 2020 increased $79.0 million to $696.5 million, or 12.8%, over the same period in 2019. Core commissions and fees revenue for the first quarter of 2020 increased $70.2 million: composed of (i) $41.3 million from acquisitions that had no comparable revenues in the same period of 2019; (ii) approximately $33.0 million represented net new and renewal business; and (iii) an offsetting decrease of $4.1 million related to commissions and fees revenue from businesses divested in 2019 and 2020, which reflects an Organic Revenue growth rate of 5.6%. The 5.6% Organic Revenue growth rate was negatively impacted by a $10.5 million adjustment as a result of the Company’s assessment of COVID-19 impacts on future levels of employment in the economy.  The Company lowered its estimates for projected remaining policy year revenues related to employee benefits and workers’ compensation lines of coverage by $10.5 million in the first quarter, with approximately $7.9 million relating to policies with effective dates in the first three months of 2020 and the balance relating to policies with effect dates prior to 2020.  The Company will continue to evaluate the impact of the COVID-19 pandemic on its customers and operations over the coming quarters.  Profit-sharing contingent commissions and GSCs for the first quarter of 2020 increased by $8.8 million, or 46.6%, compared to the same period in 2019. The net increase of $8.8 million in the first quarter of 2020 was primarily driven by profit-sharing contingent commissions received in the first quarter of 2020 being materially higher than the amount accrued as of December 31, 2019 for the estimate of contingents earned in

2019 and expected to be received in the first quarter of 2020 and to a lesser extent growth associated with acquisitions completed over the last twelve months.

Investment Income

Investment income for the three months ended March 31, 2020 increased $0.1 million, or 7.4%, over the same period in 2019. This increase was primarily driven by cash management activities to earn a higher yield on excess cash balances.

Other Income, net

Other income for the three months ended March 31, 2020 was $0.8 million, compared with $0.7 million in the same period in 2019. Other income consists primarily of legal settlements and other miscellaneous income.

Employee Compensation and Benefits

Employee compensation and benefits expense as a percentage of total revenues was 50.1% for the three months ended March 31, 2020 as compared to 53.7% for the three months ended March 31, 2019, and increased 5.0%, or $16.8 million, for the first quarter of 2020 compared to 2019. This increase included $11.8 million of compensation costs related to stand-alone acquisitions that had no comparable costs in the same period of 2019. Therefore, employee compensation and benefits expense attributable to those offices that existed in the same time periods of 2020 and 2019 increased by $5.0 million or 1.5%. This underlying employee compensation and benefits expense increase was primarily related to (i) an increase in staff salaries attributable to salary inflation; (ii) an increase in bonus expense driven by the attainment of various revenue and profit targets within our businesses; (iii) increased producer commissions due to higher revenue; partially offset by (iv) the decrease in the value of deferred compensation liabilities driven by changes in the market prices of our employees' investment elections, which was substantially offset by other operating expenses; and (v) a decrease in non-cash stock-based compensation expense driven by adjustments to projected Company performance for 2020 related to the impact of COVID-19.

Other Operating Expenses

Other operating expenses represented 15.3% of total revenues for the first quarter of 2020 as compared to 14.3% for the first quarter of 2019. Other operating expenses for the first quarter of 2020 increased $18.3 million, or 20.7%, over the same period of 2019. The net increase included: (i) $4.2 million of other operating expenses related to stand-alone acquisitions that had no comparable costs in the same period of 2019; and (ii) the decrease in the value of corporate-owned life insurance policies associated with our deferred compensation plan, which was substantially offset by decreases in the value of liabilities in the Company’s deferred compensation plan recognized as expense in employee compensation and benefits.

(Gain)/Loss on Disposal

The Company recognized a gain on disposal of $0.3 million in the first quarter of 2020 and a loss on disposal of $0.5 million in the first quarter of 2019. The change in the (gain)/loss on disposal was due to activity associated with book of business sales. Although we are not in the business of selling customer accounts, we periodically sell an office or a book of business (one or more customer accounts) that we believe does not produce reasonable margins or demonstrate a potential for growth, or because doing so is in the Company’s best interest.

Amortization

Amortization expense for the first quarter of 2020 increased $0.2 million, or 0.8%, from the first quarter of 2019. This increase reflects the amortization of new intangibles from recently acquired businesses, partially offset by certain intangible assets becoming fully amortized.

Depreciation

Depreciation expense for the first quarter of 2020 was substantially unchanged compared to the first quarter of 2019. Changes in depreciation expense reflect the addition of fixed assets resulting from capital projects related to our multi-year technology investment program and other business initiatives, net additions of fixed assets resulting from recent acquisitions, partially offset by fixed assets which became fully depreciated.

Interest Expense

Interest expense for the first quarter of 2020 increased $0.1 million, or 0.6%, compared to the first quarter of 2019. This increase is due to (i) the incremental debt issued on the existing Revolving Credit Facility of $100.0 million in the third quarter of 2019 as a result of various acquisitions during that period; (ii) the impact of the full quarter expense related to the Company's 4.500% Senior Notes due 2029 issued as of March 11, 2019; offset by (iii) the scheduled principal amortization payments on existing various floating rate notes; (iv) and the decrease in interest rates associated with our floating rate debt balances.

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

As of March 31, 2020 and 2019, the fair values of the estimated acquisition earn-out payables were re-evaluated based upon projected operating results and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820-Fair Value Measurement. The resulting net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the three month period ended March 31, 2020 and 2019 were as follows:

	Three months ended March 31,
(in thousands)	2020	2019
Change in fair value of estimated acquisition earn-out payables	$(12,641)	$50
Interest expense accretion	1,684	1,160
Net change in earnings from estimated acquisition earn-out payables	$(10,957)	$1,210

For the three months ended March 31, 2020 and 2019, the fair value of estimated earn-out payables was re-evaluated and decreased by $12.6 million and increased by $0.1 million, respectively, which resulted in credits and charges to the Condensed Consolidated Statements of Income.  $6.0 million of the $12.6 million current year adjustment was due to lower expected future performance of several businesses acquired in the last three years related to the estimated impact of COVID-19 on the general economy.

As of March 31, 2020, estimated acquisition earn-out payables totaled $157.7 million, of which $12.4 million was recorded as accounts payable and $145.3 million was recorded as other non-current liabilities.

Income Taxes

The effective tax rate on income from operations for the three months ended March 31, 2020 and 2019 was 25.8% and 23.3%, respectively. This increase was driven primarily by changes in our state tax footprint and corresponding apportionment as well as changes to tax rates in certain states and the unfavorable tax implications of decreased market values associated with our company owned life insurance policies.

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

The reconciliation of commissions and fees included in the Condensed Consolidated Statements of Income to Organic Revenue, a non-GAAP financial measure, for the three months ended March 31, 2020, and 2019, including by segment, and the growth rates for Organic Revenue for the three months ended March 31, 2020, including by segment, are as follows:

2020	Retail (1)		National Programs		Wholesale Brokerage		Services		Total
(in thousands, except percentages)	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Commissions and fees	$446,379	$388,450	$128,136	$109,207	$77,536	$70,362	$44,452	$49,444	$696,503	$617,463
Total change	$57,929		$18,929		$7,174		$(4,992)		$79,040
Total growth %	14.9%		17.3%		10.2%		(10.1)%		12.8%
Profit-sharing contingent commissions	(16,095)	(11,547)	(5,711)	(860)	(2,136)	(2,915)	—	—	(23,942)	(15,322)
GSCs	(4,432)	(3,240)	1,013	(4)	(437)	(391)	—	—	(3,856)	(3,635)
Core commissions and fees	$425,852	$373,663	$123,438	$108,343	$74,963	$67,056	$44,452	$49,444	$668,705	$598,506
Acquisitions	(34,908)	—	(2,503)	—	(2,388)	—	(1,485)	—	(41,284)	—
Dispositions	—	(3,973)	—	(141)	—	—	—	—	—	(4,114)
Organic Revenue (2)	$390,944	$369,690	$120,935	$108,202	$72,575	$67,056	$42,967	$49,444	$627,421	$594,392
Organic Revenue growth (2)	$21,254		$12,733		$5,519		$(6,477)		$33,029
Organic Revenue growth rate (2)	5.7%		11.8%		8.2%		(13.1)%		5.6%
(1)

The Retail Segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 12 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2)	A non-GAAP financial measure.

The reconciliation of commissions and fees included in the Condensed Consolidated Statements of Income to Organic Revenue, a non-GAAP financial measure, for the three month period ended March 31, 2019, and 2018, including by segment, and the growth rates for Organic Revenue for the three months ended March 31, 2019, including by segment, are as follows:

2019	Retail (1)		National Programs		Wholesale Brokerage		Services		Total
(in thousands, except percentages)	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Commissions and fees	$388,450	$278,095	$109,207	$112,332	$70,362	$65,918	$49,444	$43,993	$617,463	$500,338
Total change	$110,355		$(3,125)		$4,444		$5,451		$117,125
Total growth %	39.7%		(2.8)%		6.7%		12.4%		23.4%
Profit-sharing contingent commissions	(11,547)	(6,130)	(860)	(3,982)	(2,915)	(1,572)	—	—	(15,322)	(11,684)
GSCs	(3,240)	(2,522)	(4)	(15)	(391)	(443)	—	—	(3,635)	(2,980)
Core commissions and fees	$373,663	$269,443	$108,343	$108,335	$67,056	$63,903	$49,444	$43,993	$598,506	$485,674
Acquisition revenues	(94,582)	—	(2,589)	—	(1,399)	—	(5,247)	—	(103,817)	—
Divested business	—	(34)	—	(112)	—	(326)	—	—	—	(472)
Organic Revenue (2)	$279,081	$269,409	$105,754	$108,223	$65,657	$63,577	$44,197	$43,993	$494,689	$485,202
Organic Revenue growth (2)	$9,672		$(2,469)		$2,080		$204		$9,487
Organic Revenue growth rate (2)	3.6%		(2.3)%		3.3%		0.5%		2.0%
(1)

The Retail Segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 12 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2)	A non-GAAP financial measure.

The reconciliation of income before incomes taxes, included in the Condensed Consolidated Statement of Income, to EBITDAC, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a non-GAAP measure, for the three months ended March 31, 2020, is as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Income before income taxes	$128,662	$29,645	$17,686	$10,080	$19,180	$205,253
Income Before Income Taxes Margin	28.8%	23.1%	22.8%	22.7%	NMF	29.4%
Amortization	16,287	6,365	2,349	1,390	—	26,391
Depreciation	2,036	1,905	431	351	1,298	6,021
Interest	21,798	4,682	1,711	1,091	(13,991)	15,291
Change in estimated acquisition earn-out payables	(6,117)	(1,337)	(418)	(3,085)	—	(10,957)
EBITDAC	$162,666	$41,260	$21,759	$9,827	$6,487	$241,999
EBITDAC Margin	36.4%	32.1%	28.0%	22.1%	NMF	34.6%

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

NMF = Not a meaningful figure

Retail Segment

The Retail Segment provides a broad range of insurance products and services to commercial, public and quasi-public, professional and individual insured customers, and non-insurance risk-mitigating products through our automobile dealer services (“F&I”) businesses. Approximately 87% of the Retail Segment’s commissions and fees revenue is commission based. Because most of our other operating expenses are not correlated to changes in commissions on insurance premiums, a significant portion of any fluctuation in the commissions we receive, net of related producer compensation and cost to fulfill expense deferrals and releases as required by ASC 340, Other Assets and Deferred Costs, will result in a similar fluctuation in our income before income taxes, unless we make incremental investments or modifications to the costs in the organization.

Financial information relating to our Retail Segment for the three months ended March 31, 2020 and 2019 is as follows:

	Three months ended March 31,
(in thousands, except percentages)	2020	2019	% Change
REVENUES
Core commissions and fees	$426,173	$373,852	14.0%
Profit-sharing contingent commissions	16,095	11,547	39.4%
Guaranteed supplemental commissions	4,432	3,240	36.8%
Investment income	83	—	(—%)
Other income, net	706	592	19.3%
Total revenues	447,489	389,231	15.0%
EXPENSES
Employee compensation and benefits	223,221	199,699	11.8%
Other operating expenses	61,862	55,937	10.6%
(Gain)/loss on disposal	(260)	505	-151.5%
Amortization	16,287	15,444	5.5%
Depreciation	2,036	1,624	25.4%
Interest	21,798	21,153	3.0%
Change in estimated acquisition earn-out payables	(6,117)	1,028	NMF
Total expenses	318,827	295,390	7.9%
Income before income taxes	$128,662	$93,841	37.1%
Income Before Income Taxes Margin (1)	28.8%	24.1%
EBITDAC (2)	$162,666	$133,090	22.2%
EBITDAC Margin (2)	36.4%	34.2%
Organic Revenue growth rate (2)	5.7%	3.6%
Employee compensation and benefits relative to total revenues	49.9%	51.3%
Other operating expenses relative to total revenues	13.8%	14.4%
Capital expenditures	$2,499	$3,136	(20.3%)
Total assets at March 31,	$6,375,532	$5,773,290	10.4%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The Retail Segment’s total revenues during the three months ended March 31, 2020 increased 15.0%, or $58.3 million, from the same period in 2019, to $447.5 million. The $52.3 million increase in core commissions and fees revenue was driven by: (i) approximately $34.9 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2019; (ii) an increase of $21.3 million related to net new and renewal business; and (iii) an offsetting decrease of $3.9 million related to commissions and fees recorded in 2019 from businesses since divested. Profit-sharing contingent commissions and GSCs for the first quarter of 2020 increased 38.8%, or $5.7 million, from the same period in 2019, to $20.5 million, primarily driven by acquisition activity in the past 12 months and qualifying for certain contingents and GSCs in the current year that we did not qualify for in 2019. The Retail Segment’s total commissions and fees increased by 14.9%, and the Organic Revenue growth rate was 5.7% for the first quarter of 2020. As a result of the Company’s assessment of COVID-19 impacts on future levels of employment in the economy, the Company lowered its estimates for projected remaining policy year revenues related to employee benefits and workers’ compensation lines of coverage by $10.5 million in the first quarter with approximately $7.9 million relating to policies effective in the first quarter of 2020 and the balance relating to policies with effective dates prior to 2020. The Organic Revenue growth rate was driven by revenue from net new business written during the preceding 12 months. Net new business was impacted by rate increases in most lines of business with the most pronounced being the continued increases in commercial auto rates and employee benefits, partially offset by continued premium rate reductions in workers compensation.  Organic Revenue growth was realized in all lines of business.

Income before income taxes for the three months ended March 31, 2020 increased 37.1%, or $34.8 million, from the same period in 2019, to $128.7 million. The primary factors affecting this were: (i) the profit associated with the net increase in revenue as described above and (ii) a decrease in the change in estimated acquisition earn-out payables, partially offset by (iii) an increase in intercompany interest charges and amortization associated with new acquisitions.

EBITDAC for the three months ended March 31, 2020 increased 22.2%, or $29.6 million, from the same period in 2019, to $162.7 million.  EBITDAC Margin for the three months ended March 31, 2020 increased to 36.4% from 34.2% in the same period in 2019.  The increase in EBITDAC Margin was driven by: (i) the net Organic Revenue increase; (ii) higher profit-sharing contingent commissions and GSCs and (iii) an acquisition from a prior quarter that is accretive to the margin, partially offset by (iv) higher non-cash stock-based compensation costs and an increase in intercompany IT charges.

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

Financial information relating to our National Programs Segment for the three months ended March 31, 2020 and 2019 is as follows:

	Three months ended March 31,
(in thousands, except percentages)	2020	2019	% Change
REVENUES
Core commissions and fees	$123,438	$108,343	13.9%
Profit-sharing contingent commissions	5,711	860	NMF
Guaranteed supplemental commissions	(1,013)	4	NMF
Investment income	263	316	(16.8)%
Other income, net	13	37	(64.9)%
Total revenues	128,412	109,560	17.2%
EXPENSES
Employee compensation and benefits	60,547	52,744	14.8%
Other operating expenses	26,605	23,918	11.2%
(Gain)/loss on disposal	—	—	—%
Amortization	6,365	6,596	(3.5)%
Depreciation	1,905	1,590	19.8%
Interest	4,682	5,354	(12.6)%
Change in estimated acquisition earn-out payables	(1,337)	42	NMF
Total expenses	98,767	90,244	9.4%
Income before income taxes	$29,645	$19,316	53.5%
Income Before Income Taxes Margin (1)	23.1%	17.6%
EBITDAC (2)	$41,260	$32,898	25.4%
EBITDAC Margin (2)	32.1%	30.0%
Organic Revenue growth rate (2)	11.8%	(2.3)%
Employee compensation and benefits relative to total revenues	47.2%	48.1%
Other operating expenses relative to total revenues	20.7%	21.8%
Capital expenditures	$1,513	$4,568	(66.9)%
Total assets at March 31,	$3,054,411	$2,852,824	7.1%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The National Programs Segment’s total revenue for the three months ended March 31, 2020 increased 17.2%, or $18.9 million, from the same period in 2019, to $128.4 million. The $15.1 million increase in core commissions and fees revenue was driven by: (i) $12.7 million related to net new and renewal business; (ii) approximately $2.5 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2019; and (iii) an offsetting decrease of $0.1 million related to commissions and fees recorded in 2019 from businesses since divested. Profit-sharing contingent commissions and GSCs were $4.7 million for the first quarter of 2020, which was an increase of $3.8 million from the first quarter of 2019, primarily driven by qualifying for a contingent commission due to increased written premium and lower losses in our lender placement program book.

The National Programs Segment’s total commissions and fees increased by 17.3%, and the Organic Revenue growth rate was 11.8%, for the three months ended March 31, 2020. The Organic Revenue growth was strong for many programs, including lender placement, commercial and residential earthquake.

Income before income taxes for the three months ended March 31, 2020 increased 53.5%, or $10.3 million, from the same period in 2019, to $29.6 million. Income before income taxes increased due to a change in estimated acquisition earn-out payables and lower intercompany interest expense.

EBITDAC for the three months ended March 31, 2020 increased 25.4%, or $8.4 million, from the same period in 2019, to $41.3 million.  EBITDAC Margin for the three months ended March 31, 2020 increased to 32.1% from 30.0% in the same period in 2019.  The EBITDAC growth was driven by higher profit-sharing contingent commissions and leveraging our expense base with higher organic revenue, which was partially offset by higher intercompany IT charges.

Wholesale Brokerage Segment

The Wholesale Brokerage Segment markets and sells excess and surplus commercial and personal lines insurance, primarily through independent agents and brokers, including Brown & Brown retail agents. Like the Retail and National Programs Segments, the Wholesale Brokerage Segment’s revenues are primarily commission based.

Financial information relating to our Wholesale Brokerage Segment for the three months ended March 31, 2020 and 2019 is as follows:

	Three months ended March 31,
(in thousands, except percentages)	2020	2019	% Change
REVENUES
Core commissions and fees	$74,963	$67,056	11.8%
Profit-sharing contingent commissions	2,136	2,915	(26.7%)
Guaranteed supplemental commissions	437	391	11.8%
Investment income	50	40	25.0%
Other income, net	112	107	4.7%
Total revenues	77,698	70,509	10.2%
EXPENSES
Employee compensation and benefits	42,504	37,510	13.3%
Other operating expenses	13,435	12,809	4.9%
(Gain)/loss on disposal	—	—	—%
Amortization	2,349	2,849	(17.6%)
Depreciation	431	404	6.7%
Interest	1,711	1,327	28.9%
Change in estimated acquisition earn-out payables	(418)	41	NMF
Total expenses	60,012	54,940	9.2%
Income before income taxes	$17,686	$15,569	13.6%
Income Before Income Taxes Margin (1)	22.8%	22.1%
EBITDAC (2)	$21,759	$20,190	7.8%
EBITDAC Margin (2)	28.0%	28.6%
Organic Revenue growth rate (2)	8.2%	3.3%
Employee compensation and benefits relative to total revenues	54.7%	53.2%
Other operating expenses relative to total revenues	17.3%	18.2%
Capital expenditures	$1,227	$1,189	3.2%
Total assets at March 31,	$1,514,243	$1,292,406	17.2%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The Wholesale Brokerage Segment’s total revenues for the three months ended March 31, 2020 increased 10.2%, or $7.2 million, from the same period in 2019, to $77.7 million. The $7.9 million net increase in core commissions and fees revenue was driven primarily by: (i) $5.5 million related to net new and renewal business; and (ii) $2.4 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2019. Profit-sharing contingent commissions and GSCs for the first quarter of 2020 decreased approximately $0.7 million compared to the first quarter of 2019. The Wholesale Brokerage Segment’s growth rate for total commissions and fees was 10.2%, and the Organic Revenue growth rate was 8.2% for the first quarter of 2020. The Organic Revenue growth rate was driven by net new business, some rate increases for property & casualty and professional liability accounts, and modest increases in exposure units.

Income before income taxes for the three months ended March 31, 2020 increased 13.6%, or $2.1 million from the same period in 2019, to $17.7 million. The increase was due to: (i) higher Organic Revenue growth; (ii) the change in acquisition earn-out payables, and (iii) leveraging our expense base.

EBITDAC for the three months ended March 31, 2020 increased 7.8%, or $1.6 million from the same period in 2019, to $21.8 million.  EBITDAC Margin for the three months ended March 31, 2020 decreased to 28.0% from 28.6% in the same period in 2019.  The decrease was due to: (i) slightly lower profit-sharing contingent commissions; and (ii) increased intercompany IT allocations, which offset underlying margin expansion.

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

Financial information relating to our Services Segment for the three months ended March 31, 2020 and 2019 is as follows:

	Three months ended March 31,
(in thousands, except percentages)	2020	2019	% Change
REVENUES
Core commissions and fees	$44,452	$49,444	(10.1%)
Profit-sharing contingent commissions	—	—	—%
Guaranteed supplemental commissions	—	—	—%
Investment income	—	48	(100.0%)
Other income, net	—	—	—%
Total revenues	44,452	49,492	(10.2%)
EXPENSES
Employee compensation and benefits	22,291	22,427	(0.6%)
Other operating expenses	12,334	15,330	(19.5%)
(Gain)/loss on disposal	—	—	—%
Amortization	1,390	1,303	6.7%
Depreciation	351	284	23.6%
Interest	1,091	872	25.1%
Change in estimated acquisition earn-out payables	(3,085)	99	NMF
Total expenses	34,372	40,315	(14.7%)
Income before income taxes	$10,080	$9,177	9.8%
Income Before Income Taxes Margin (1)	22.7%	18.5%
EBITDAC (2)	$9,827	$11,735	(16.3%)
EBITDAC Margin (2)	22.1%	23.7%
Organic Revenue growth rate (2)	(13.1%)	0.5%
Employee compensation and benefits relative to total revenues	50.1%	45.3%
Other operating expenses relative to total revenues	27.7%	31.0%
Capital expenditures	$267	$109	145.0%
Total assets at March 31,	$475,168	$480,108	(1.0%)

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The Services Segment’s total revenues for the three months ended March 31, 2020 decreased 10.2%, or $5.0 million, from the same period in 2019, to $44.5 million. The $5.0 million net decrease in core commissions and fees revenue was driven primarily by: (i) a decrease of $6.5 million related to net new and renewal business; and (ii) an offsetting increase of $1.5 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2019. The Services Segment’s total commissions and fees declined 10.1%, and Organic Revenue declined 13.1% for the first quarter of 2020. The Organic Revenue decline was impacted by lower weather-related claims, lower claims in our Social Security advocacy businesses and a prior year terminated customer contract in one of our claims processing businesses.

Income before income taxes for the three months ended March 31, 2020 increased 9.8%, or $0.9 million, from the same period in 2019, to $10.1 million driven by a change in estimated acquisition earn-out payables which more than offset the decline in EBITDAC related to the decrease in Organic Revenue.

EBITDAC for the three months ended March 31, 2020 decreased 16.3%, or $1.9 million, from the same period in 2019, to $9.8 million.  EBITDAC Margin for the three months ended March 31, 2020 decreased to 22.1% from 23.7% in the same period in 2019.  The decrease in EBITDAC Margin was driven by the Organic Revenue decline and an increase in intercompany IT allocations.

Other

As discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements, the “Other” column in the Segment Information table includes any income and expenses not allocated to reportable segments, and corporate-related items, including the intercompany interest expense charges to reporting segments.

LIQUIDITY AND CAPITAL RESOURCES

The Company seeks to maintain a conservative balance sheet and strong liquidity profile. Our capital requirements to operate as an insurance intermediary are low and we have been able to grow and invest in our business principally through cash that has been generated from operations. We have the ability to utilize our existing Revolving Credit Facility, which as of March 31, 2020 provided up to $700.0 million in available cash.  We believe that we have access to additional funds, if needed, through the capital markets or private placements to obtain further debt financing under the current market conditions. The Company believes that its existing cash, cash equivalents, short-term investment portfolio and funds generated from operations, together with the funds available under the Revolving Credit Facility, will be sufficient to satisfy our normal liquidity needs, including principal payments on our long-term debt, for at least the next 12 months.

Prior to May 1, 2020, the Company expects to borrow $250.0 million under the Revolving Credit Facility. The proceeds are expected to be used in conjunction with the payment of the purchase price for the previously announced acquisition LP Insurance Services LLC and for additional liquidity to further strengthen the Company’s financial position in the event cash receipts from customers or carrier partners are delayed due to the COVID-19 pandemic. The Company has access to $450.0 million of additional borrowings under the Revolving Credit Facility following such borrowing.  The Revolving Credit Facility contains an expansion option for up to an additional $500.0 million of borrowing capacity, subject to the approval of participating lenders.  In addition, under Term Loan Credit Agreement. The unsecured term loan in the initial amount of $300.0 million may be increased by up to $150.0 million, subject to the approval of participating lenders.  Therefore, including such expansion options under all existing credit agreements, the Company has access to up to $1.1 billion of incremental borrowing capacity.

Contractual Cash Obligations

As of March 31, 2020, our contractual cash obligations were as follows:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$1,551,250	$58,750	$440,000	$702,500	$350,000
Other liabilities (1)	71,206	3,409	7,635	4,826	55,336
Operating leases (2)	257,670	49,755	88,752	60,143	59,020
Interest obligations	276,874	53,315	95,797	65,418	62,344
Unrecognized tax benefits	1,477	—	1,477	—	—
Maximum future acquisition contingency payments (3)	366,487	35,573	324,039	6,875	—
Total contractual cash obligations	$2,524,964	$200,802	$957,700	$839,762	$526,700
(1)	Includes the current portion of other long-term liabilities.
(2)	Includes $11.9 million of future lease commitments not reflected on the balance sheet
(3)	Includes $157.7 million of current and non-current estimated earn-out payables

Debt

Total debt at March 31, 2020 was $1,542.1 million net of unamortized discount and debt issuance costs, which was a decrease of $13.2 million compared to December 31, 2019. The decrease includes (i) the repayment of the principal balance of $13.7 million for scheduled principal amortization balances related to our various existing floating rate debt term notes, (ii) net of the amortization of discounted debt related to our various unsecured Senior Notes, and debt issuance cost amortization of $0.5 million.

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

These investments are subject to interest rate risk. The fair values of our invested assets at March 31, 2020 and December 31, 2019, approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.

We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date.

As of March 31, 2020, we had $701.3 million of borrowings outstanding under our various term loans, which bear interest on a floating basis tied to the London Interbank Offered Rate (“LIBOR”) and therefore can result in changes to our associated interest expense. The effect of an immediate hypothetical 10% change in interest rates would not have a material effect on our Condensed Consolidated Financial Statements. As of July 2017, the UK Financial Conduct Authority has urged banks and institutions to discontinue their use of the LIBOR benchmark rate for floating rate debt, and other financial instruments tied to the rate after 2021. The Alternative Reference Rates Committee (“ARRC”) have recommended the Secured Overnight Financing Rate (“SOFR”) as the best alternative rate to LIBOR post discontinuance and has proposed a transition plan and timeline designed to encourage the adoption of SOFR from LIBOR.

The Company is currently evaluating the transition from LIBOR as an interest rate benchmark to other potential alternative reference rates, including but not limited to the SOFR interest rate. Management will continue to actively assess the related opportunities and risks associated with the transition and monitor related proposals and guidance published by ARRC and other alternative-rate initiatives, with an expectation that the Company will be prepared to for a termination of LIBOR benchmarks after 2021.

We are subject to exchange rate risk primarily in our U.K.-based wholesale brokerage business that has a cost base principally denominated in British pounds and a revenue base in several other currencies, but principally in U.S. dollars, and in our Canadian MGA business that has substantially all of its revenues and cost base denominated in Canadian Dollars. Based upon our foreign currency rate exposure as of March 31, 2020, an immediate 10% hypothetical change of foreign currency exchange rates would not have a material effect on our Condensed Consolidated Financial Statements.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation (the “Evaluation”) required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of March 31, 2020. Based upon the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

ITEM 1. Legal Proceedings

In Item 3 of Part I of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2019, certain information concerning litigation claims arising in the ordinary course of business was disclosed. Such information was current as of the date of filing. During the Company’s fiscal quarter ended March 31, 2020, no new legal proceedings, or material developments with respect to existing legal proceedings, occurred which require disclosure in this Quarterly Report on Form 10-Q.

ITEM 1A. Risk Factors

Other than as described below, there were no material changes in the risk factors previously disclosed in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

THE COVID-19 PANDEMIC AND THE RESULTING GOVERNMENTAL AND SOCIETAL RESPONSES, THE SEVERITY AND DURATION OF THE PANDEMIC, AND THE RESULTING IMPACT ON THE U.S. ECONOMY AND THE GLOBAL ECONOMY, MAY MATERIALLY AND ADVERSELY AFFECT THE COMPANY’S BUSINESS, LIQUIDITY, CUSTOMERS, INSURANCE CARRIERS AND THIRD PARTIES.

In December 2019, a novel strain of coronavirus, COVID-19, surfaced. Since then, COVID-19 has spread to many countries, including the United States, and has been declared a pandemic by the World Health Organization. The global outbreak of COVID-19 continues to rapidly evolve. The COVID-19 pandemic has created significant volatility, uncertainty and economic disruption, which will adversely affect our business and may materially and adversely affect our financial condition, results of operations and cash flows. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the ultimate geographic spread and severity of COVID-19; the duration of the pandemic; business closures, travel restrictions, social distancing and other actions taken to contain and treat COVID-19; the effectiveness of actions taken to contain and treat the virus; the impact of the pandemic on economic activity; the extent and duration of the effect on customer demand and buying patterns; and any impairment in value of our tangible or intangible assets which could be recorded as a result of a weaker economic conditions. In addition, if the pandemic continues to create disruptions or turmoil in the credit or financial markets, or impacts our credit ratings, it could adversely affect our ability to access capital on favorable terms and continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted.

As the COVID-19 pandemic and any associated protective or preventative measures continue to spread in the United States and around the world, we may experience disruptions to our business, including:

•

our customers choosing to limit purchases of insurance and services due to declining business conditions, our customers ceasing their business operations on a temporary or permanent basis, and a reduction in our customers’ insurable exposure units, all of which would inhibit our ability to generate commission revenue and other revenue;

•  a delay in cash payments to us from customers or carrier partners due to COVID-19, which could negatively impact our financial condition;

•	travel restrictions and quarantines leading to a lack of in-person meetings, which would hinder our ability to establish relationships or originate new business; and
•	alternative working arrangements, including teammates working remotely, which could negatively impact our business should such arrangements remain for an extended period of time.

We cannot predict the impact that COVID-19 will have on our customers, insurance carriers, suppliers, and other third party contractors, and each of their financial conditions; however, any material effect on these parties could adversely impact us.

Additionally, COVID-19 could negatively affect our internal controls over financial reporting as a portion of our workforce is required to work from home and therefore new processes, procedures, and controls could be required to respond to changes in our business environment. Further, should any key employees become ill from the coronavirus and unable to work, the attention of the management team could be diverted. Our management is focused on mitigating the effects of COVID-19, which has required and will continue to require a large investment of time and resources across our business.

These and other disruptions related to COVID-19 could materially and adversely affect our business, financial condition, results of operations and cash flows. Further, the potential effects of COVID-19 also could impact many of our risk factors disclosed in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. However, as the COVID-19 situation is unprecedented and continuously evolving, the potential impacts to our risk factors that are further described in our Annual Report on Form 10-K for the year ended December 31, 2019, remain uncertain.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our repurchase of shares of our common stock during the three months ended March 31, 2020:

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum value that may yet be purchased under the plans or programs (3)
January 1, 2020 to January 31, 2020	99,489	$40.00	—	$461,282,789
February 1, 2020 to February 29, 2020	38,178	48.15	—	461,282,789
March 1, 2020 to March 31, 2020	70,548	34.86	42,080	459,852,961
Total	208,215	$39.75	42,080	$459,852,961

(1)

We purchased 208,215 shares during the quarter ended March 31, 2020, of which 42,080 shares were purchased in open market transactions, and 166,135 shares were acquired from our employees to cover required tax withholdings on the vesting of shares in our equity compensation plans.

(2)	In March 2020, the Company made share repurchases in the open market of 42,080 shares at a total cost of $1.4 million.
(3)

On May 1, 2019, the Board of Directors approved an additional repurchase authorization amount of $372.5 million to bring the total available share repurchase authorization to approximately $500.0 million. After completing these open market share repurchases, the Company’s outstanding Board approved share repurchase authorization is approximately $459.9 million.  Between January 1, 2014 and March 31, 2020, the Company repurchased a total of approximately 15.5 million shares for the aggregate cost of approximately $537.7 million.

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

3.2	By-Laws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on October 12, 2016).

10.1*	Form of Performance Stock Award Agreement under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 25, 2020).

10.2*	Form of Restricted Stock Award Agreement under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed on February 25, 2020).

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in inline XBRL, include: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in inline XBRL and included in Exhibit 101).

*Management Contract or Compensatory Plan or Arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN & BROWN, INC.

/s/ R. Andrew Watts
Date: April 29, 2020	R. Andrew Watts
Executive Vice President, Chief Financial Officer and Treasurer
(duly authorized officer, principal financial officer and principal accounting officer)