Form 10-Q
period 2020-06-30
BROWN & BROWN, INC.
filed 2020-07-30
CIK 79282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

The number of shares of the Registrant’s common stock, $0.10 par value, outstanding as of July 28, 2020 was 282,813,879.

BROWN & BROWN, INC.

Disclosure Regarding Forward-Looking Statements

Brown & Brown, Inc., together with its subsidiaries (collectively, “we,” “Brown & Brown” or the “Company”), makes “forward-looking statements” within the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995, as amended, throughout this report and in the documents we incorporate by reference into this report , including those relating to the potential effects of the COVID-19 pandemic (“COVID-19”) on the Company’s business, operations, financial performance and prospects. You can identify these statements by forward-looking words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “plan” and “continue” or similar words. We have based these statements on our current expectations about potential future events. Although we believe the expectations expressed in the forward-looking statements included in this Quarterly Report on Form 10-Q and the reports, statements, information and announcements incorporated by reference into this report are based upon reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. Further, statements about the effects of COVID-19 on our business, operations, financial performance and prospects may constitute forward-looking statements and are subject to the risk that the actual impacts may differ, possibly materially, from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable and in many cases beyond our control, including the scope and duration of COVID-19, actions taken by governmental authorities in response to the COVID-19, and the direct and indirect impact of the COVID-19 on our customers, insurance carriers, third parties and us. Many of these factors have previously been identified in filings or statements made by us or on our behalf. Important factors which could cause our actual results to differ materially from the forward-looking statements in this report include but are not limited to the following items, in addition to those matters described in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

•

COVID-19 and the resulting governmental and societal responses, the severity and duration of COVID-19, and the resulting impact on the U.S. economy, the global economy, and the Company’s business, liquidity, customers, insurance carriers and third parties;

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

•	Adverse economic conditions, natural disasters, or regulatory changes in states where we have a high concentration of our business;
•	The inability to maintain our culture or a change in management, management philosophy or our business strategy;
•	Risks facing us in our Services Segment, including our third-party claims administration operations, that are distinct from those we face in our insurance intermediary operations;
•	Our failure to comply with any covenants contained in our debt agreements;
•	The possibility that covenants in our debt agreements could prevent us from engaging in certain potentially beneficial activities;
•	Changes in estimates, judgments or assumptions used in the preparation of our financial statements;
•	Improper disclosure of confidential information;
•	The limitations of our system of disclosure and internal controls and procedures in preventing errors or fraud, or in informing management of all material information in a timely manner;
•	The potential adverse effect of certain actual or potential claims, regulatory actions or proceedings on our businesses, results of operations, financial condition or liquidity;
•	Changes in the U.S.-based credit markets that might adversely affect our business, results of operations and financial condition;
•	The significant control certain existing shareholders have over the Company;

•	Risks related to our international operations, which may require more time and expense than our domestic options to achieve or maintain profitability;
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

PART I — FINANCIAL INFORMATION

ITEM 1 — Financial Statements (Unaudited)

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share data)	2020	2019	2020	2019
REVENUES
Commissions and fees	$598,157	$572,932	$1,294,660	$1,190,395
Investment income	333	1,525	1,495	2,606
Other income, net	316	762	1,147	1,498
Total revenues	598,806	575,219	1,297,302	1,194,499
EXPENSES
Employee compensation and benefits	346,515	309,610	696,139	642,447
Other operating expenses	75,568	98,050	182,700	186,833
(Gain)/loss on disposal	(31)	(1,016)	(291)	(511)
Amortization	26,741	25,954	53,132	52,146
Depreciation	6,168	5,666	12,189	11,701
Interest	13,809	16,293	29,100	31,491
Change in estimated acquisition earn-out payables	635	(2,860)	(10,322)	(1,650)
Total expenses	469,405	451,697	962,647	922,457
Income before income taxes	129,401	123,522	334,655	272,042
Income taxes	32,617	30,929	85,471	65,553
Net income	$96,784	$92,593	$249,184	$206,489
Net income per share:
Basic	$0.34	$0.33	$0.88	$0.73
Diluted	$0.34	$0.33	$0.88	$0.73
Dividends declared per share	$0.085	$0.080	$0.170	$0.160

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except per share data)	June 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$623,240	$542,174
Restricted cash and investments	438,964	420,801
Short-term investments	18,111	12,325
Premiums, commissions and fees receivable	1,080,896	942,834
Reinsurance recoverable	45,210	58,505
Prepaid reinsurance premiums	356,820	366,021
Other current assets	141,736	152,142
Total current assets	2,704,977	2,494,802
Fixed assets, net	174,376	148,627
Operating lease assets	190,322	184,288
Goodwill	4,023,298	3,746,094
Amortizable intangible assets, net	965,364	916,768
Investments	21,592	27,378
Other assets	121,129	104,864
Total assets	$8,201,058	$7,622,821
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Premiums payable to insurance companies	$1,205,604	$1,014,317
Losses and loss adjustment reserve	45,210	58,505
Unearned premiums	356,820	366,021
Premium deposits and credits due customers	102,389	113,841
Accounts payable	195,793	99,960
Accrued expenses and other liabilities	289,960	337,717
Current portion of long-term debt	62,500	55,000
Total current liabilities	2,258,276	2,045,361
Long-term debt less unamortized discount and debt issuance costs	1,566,409	1,500,343
Operating lease liabilities	173,717	167,855
Deferred income taxes, net	323,558	328,277
Other liabilities	295,580	230,706
Shareholders’ Equity:
Common stock, par value $0.10 per share; authorized 560,000 shares; issued 299,151 shares and outstanding 283,658 shares at 2020, issued 297,106 shares and outstanding 281,655 shares at 2019 - in thousands.	29,915	29,711
Additional paid-in capital	749,285	716,049
Treasury stock, at cost at 15,493 shares at 2020, 15,451 shares at 2019, respectively - in thousands	(537,672)	(536,243)
Retained earnings	3,341,990	3,140,762
Total shareholders’ equity	3,583,518	3,350,279
Total liabilities and shareholders’ equity	$8,201,058	$7,622,821

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Common Stock
(in thousands, except per share data)	Shares	Par Value	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total
Balance at December 31, 2019	297,106	$29,711	$716,049	$(536,243)	$3,140,762	$3,350,279
Net income					152,400	152,400
Net unrealized holding (loss) gain on available-for- sale securities			194		99	293
Common stock issued for employee stock benefit plans	1,828	182	2,018			2,200
Purchase of treasury stock				(1,429)		(1,429)
Cash dividends paid ($0.085 per share)					(23,902)	(23,902)
Balance at March 31, 2020	298,934	$29,893	$718,261	$(537,672)	$3,269,359	$3,479,841
Net income					96,784	96,784
Net unrealized holding (loss) gain on available-for- sale securities			384		(69)	315
Common stock issued for employee stock benefit plans	(73)	(7)	20,082			20,075
Common stock issued for agency acquisitions	274	27	9,973			10,000
Common stock issued to directors	16	2	585			587
Cash dividends paid ($0.085 per share)					(24,084)	(24,084)
Balance at June 30, 2020	299,151	$29,915	$749,285	$(537,672)	$3,341,990	$3,583,518

Balance at December 31, 2018	293,380	$29,338	$615,180	$(477,572)	$2,833,622	$3,000,568
Net income					113,896	113,896
Net unrealized holding (loss) gain on available-for- sale securities			106			106
Common stock issued for employee stock benefit plans	2,465	246	5,963			6,209
Cash dividends paid ($0.080 per share)					(22,348)	(22,348)
Balance at March 31, 2019	295,845	$29,584	$621,249	$(477,572)	$2,925,170	$3,098,431
Net income					92,593	92,593
Net unrealized holding (loss) gain on available-for- sale securities			205		(24)	181
Common stock issued for employee stock benefit plans	(54)	(5)	11,084			11,079
Purchase of treasury stock			20,000	(20,000)		—
Common stock issued to directors	28	3	877			880
Cash dividends paid ($0.080 per share)					(22,533)	(22,533)
Balance at June 30, 2019	295,819	$29,582	$653,415	$(497,572)	$2,995,206	$3,180,631

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
(in thousands)	2020	2019
Cash flows from operating activities:
Net income	$249,184	$206,489
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	53,132	52,146
Depreciation	12,189	11,701
Non-cash stock-based compensation	30,087	24,128
Change in estimated acquisition earn-out payables	(10,322)	(1,650)
Deferred income taxes	(4,766)	(5,342)
Amortization of debt discount and disposal of deferred financing costs	1,066	988
Accretion (amortization) of discounts and premiums, investment	14	(12)
Net gain/(loss) on sales of investments, fixed assets and customer accounts	86	(346)
Payments on acquisition earn-outs in excess of original estimated payables	(576)	(267)
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Premiums, commissions and fees receivable (increase) decrease	(130,110)	(71,614)
Reinsurance recoverables (increase) decrease	13,295	(11,939)
Prepaid reinsurance premiums (increase) decrease	9,201	(5,674)
Other assets (increase) decrease	(2,691)	(22,122)
Premiums payable to insurance companies increase (decrease)	177,685	116,472
Premium deposits and credits due customers increase (decrease)	(12,103)	(12,003)
Losses and loss adjustment reserve increase (decrease)	(13,295)	12,123
Unearned premiums increase (decrease)	(9,201)	5,674
Accounts payable increase (decrease)	101,124	23,773
Accrued expenses and other liabilities increase (decrease)	(47,742)	(32,269)
Other liabilities increase (decrease)	442	15,447
Net cash provided by operating activities	416,699	305,703
Cash flows from investing activities:
Additions to fixed assets	(35,938)	(35,174)
Payments for businesses acquired, net of cash acquired	(291,424)	(146,646)
Proceeds from sales of fixed assets and customer accounts	295	2,101
Purchases of investments	(3,031)	(9,265)
Proceeds from sales of investments	3,669	4,505
Net cash used in investing activities	(326,429)	(184,479)
Cash flows from financing activities:
Payments on acquisition earn-outs	(6,902)	(6,997)
Proceeds from long-term debt	—	350,000
Payments on long-term debt	(27,500)	(22,500)
Deferred debt issuance costs	—	(3,701)
Borrowings on revolving credit facility	250,000	—
Payments on revolving credit facilities	(150,000)	(350,000)
Issuances of common stock for employee stock benefit plans	587	901
Repurchase shares to fund tax withholdings for non-cash stock-based compensation	(7,811)	(6,861)
Purchase of treasury stock	(1,429)	(20,000)
Settlement (prepayment) of accelerated share repurchase program	—	20,000
Cash dividends paid	(47,986)	(44,881)
Net cash provided by (used in) financing activities	8,959	(84,039)
Net increase in cash and cash equivalents inclusive of restricted cash	99,229	37,185
Cash and cash equivalents inclusive of restricted cash at beginning of period	962,975	777,596
Cash and cash equivalents inclusive of restricted cash at end of period	$1,062,204	$814,781

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

Recently Adopted Accounting Standards

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which provides guidance for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 became effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted ASU 2018-15 effective January 1, 2020. The impact of adoption of this standard on our consolidated financial statements, including accounting policies, processes, and systems, was not material.

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

NOTE 3 Revenues

The following tables present the revenues disaggregated by revenue source:

	Three months ended June 30, 2020
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other (8)	Total
Base commissions (1)	$221,674	$107,392	$68,300	$—	$—	$397,366
Fees (2)	65,583	37,453	16,856	42,930	(323)	162,499
Incentive commissions (3)	14,706	111	516	—	—	15,333
Profit-sharing contingent commissions (4)	6,926	9,269	2,458	—	—	18,653
Guaranteed supplemental commissions (5)	3,405	306	595	—	—	4,306
Investment income (6)	41	129	46	—	117	333
Other income, net (7)	227	7	82	—	—	316
Total Revenues	$312,562	$154,667	$88,853	$42,930	$(206)	$598,806

	Six months ended June 30, 2020
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other (8)	Total
Base commissions (1)	$540,218	$198,159	$125,776	$—	$—	$864,153
Fees (2)	123,224	70,013	32,475	87,382	(644)	312,450
Incentive commissions (3)	64,694	222	2,384	—	—	67,300
Profit-sharing contingent commissions (4)	23,021	14,980	4,594	—	—	42,595
Guaranteed supplemental commissions (5)	7,837	(707)	1,032	—	—	8,162
Investment income (6)	124	392	97	—	882	1,495
Other income, net (7)	933	21	193	—	—	1,147
Total Revenues	$760,051	$283,080	$166,551	$87,382	$238	$1,297,302

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

(2)	Fee revenues relate to fees for services other than securing coverage for our customers, fees negotiated in lieu of commissions, and F&I products and services.
(3)	Incentive commissions include additional commissions over base commissions received from insurance carriers based on predetermined production levels mutually agreed upon by both parties.
(4)	Profit-sharing contingent commissions are based primarily on underwriting results, but may also reflect considerations for volume, growth and/or retention.
(5)	Guaranteed supplemental commissions represent guaranteed fixed-base agreements in lieu of profit-sharing contingent commissions.
(6)	Investment income consists primarily of interest on cash and investments.
(7)	Other income consists primarily of legal settlements and other miscellaneous income.
(8)	Fees within other reflects the elimination of intercompany revenues.

Contract Assets and Liabilities

The balances of contract assets and contract liabilities arising from contracts with customers as of June 30, 2020 and December 31, 2019 were as follows:

(in thousands)	June 30, 2020	December 31, 2019
Contract assets	$313,014	$289,609
Contract liabilities	$57,204	$58,126

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

As of June 30, 2020, deferred revenue consisted of $40.5 million as current portion to be recognized within one year and $16.7 million in long term to be recognized beyond one year. As of December 31, 2019, deferred revenue consisted of $41.2 million as current portion to be recognized within one year and $16.9 million in long-term deferred revenue to be recognized beyond one year.

During the six months ended June 30, 2020, the net amount of revenue recognized related to performance obligations satisfied in a previous period was a $10.5 million, consisting of $17.6 million of additional variable consideration received on our supplemental commissions, offset by $7.1 million of revised estimates related to variable consideration on policies where the exposure units are expected to be impacted by the COVID-19 pandemic (“COVID-19”).

Other Assets and Deferred Cost

Incremental cost to obtain - The Company defers certain costs to obtain customer contracts primarily as they relate to commission-based compensation plans in the Retail Segment, in which the Company pays an incremental amount of compensation on new business. These incremental costs are deferred and amortized over a 15-year period. The cost to obtain balance within the other assets caption in the Company's Condensed Consolidated Balance Sheet was $34.9 million and $26.9 million as of June 30, 2020 and December 31, 2019, respectively. For the six months ended June 30, 2020, the Company deferred $9.1 million of incremental cost to obtain customer contracts. The Company recorded an expense of $1.1 million associated with the incremental cost to obtain customer contracts for the six months ended June 30, 2020.

Cost to fulfill - The Company defers certain costs to fulfill contracts and recognizes these costs as the associated performance obligations are fulfilled. The cost to fulfill balance within the other current assets caption in the Company's Condensed Consolidated Balance Sheet was $68.8 million and $73.3 million as of June 30, 2020 and December 31, 2019, respectively. For the six months ended June 30, 2020, the Company had net expense of $4.5 million related to the release of previously deferred contract fulfillment costs associated with performance obligations that were satisfied in the period, net of current year deferrals for costs incurred that related to performance obligations yet to be fulfilled.

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

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share data)	2020	2019	2020	2019
Net income	$96,784	$92,593	$249,184	$206,489
Net income attributable to unvested awarded performance stock	(3,580)	(3,020)	(8,855)	(6,273)
Net income attributable to common shares	$93,204	$89,573	$240,329	$200,216
Weighted average number of common shares outstanding – basic	283,591	281,754	282,994	281,163
Less unvested awarded performance stock included in weighted average number of common shares outstanding – basic	(10,491)	(9,191)	(10,056)	(8,542)
Weighted average number of common shares outstanding for basic net income per common share	273,100	272,563	272,938	272,621
Dilutive effect of stock options	1,262	1,839	1,581	2,083
Weighted average number of shares outstanding – diluted	274,362	274,402	274,519	274,704
Net income per share:
Basic	$0.34	$0.33	$0.88	$0.73
Diluted	$0.34	$0.33	$0.88	$0.73

NOTE 5 Business Combinations

During the six months ended June 30, 2020, Brown & Brown acquired the assets and assumed certain liabilities of seven insurance intermediaries and three books of business (customer accounts) for a total of ten acquisitions.  Additionally, adjustments were recorded to the purchase price allocation of certain prior acquisitions completed within the last 12 months as permitted by Accounting Standards Codification Topic 805 — Business Combinations (“ASC 805”). Such adjustments are presented in the “Other” category within the following two tables. The recorded purchase price for all acquisitions includes an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations will be recorded in the Condensed Consolidated Statements of Income when incurred.

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

Based on the acquisition date and the complexity of the underlying valuation work, certain amounts included in the Company’s Condensed Consolidated Financial Statements may be provisional and thus subject to further adjustments within the permitted measurement period, as defined in ASC 805. For the six months ended June 30, 2020, adjustments were made within the permitted measurement period that resulted in an increase in the aggregate purchase price of the affected acquisitions of $3.5 million relating to the assumption of certain liabilities. These measurement period adjustments have been reflected as current period adjustments in the six months ended June 30, 2020 in accordance with the guidance in ASU 2015-16 “Business Combinations.” The measurement period adjustments primarily impacted goodwill, with no effect on earnings or cash in the current period.

Cash paid for acquisitions was $291.4 million during the six months ended June 30, 2020. The Company completed ten acquisitions (including book of business purchases) during the six months ended June 30, 2020. The Company completed fourteen acquisitions (including book of business purchases) during the six months ended June 30, 2019.

The following table summarizes the purchase price allocations made as of the date of each acquisition for current year acquisitions and adjustments made during the measurement period for prior year acquisitions. During the measurement periods, the Company will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. These adjustments are made in the period in which the amounts are determined, and the current period income effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date.

(in thousands)
Name	Business segment	Effective date of acquisition	Cash paid	Common Stock Issued	Other payable	Recorded earn-out payable	Net assets acquired	Maximum potential earn- out payable
Special Risk Insurance Managers Ltd. (Special Risk)	National Programs	January 1, 2020	$70,156	$—	$—	$8,173	$78,329	$14,650
Texas All Risk General Agency, Inc. et al (Texas Risk)	Wholesale Brokerage	January 1, 2020	10,511	—	159	310	10,980	1,150
The Colonial Group, Inc. et al (Colonial)	Wholesale Brokerage	March 1, 2020	29,037	—	527	5,639	35,203	10,150
RLA Insurance Intermediaries, LLC (RLA)	Wholesale Brokerage	March 1, 2020	42,496	—	786	9,970	53,252	22,500
Dealer Financial Services of N.C., LLC d/b/a The Sterling Group (Sterling)	Retail	April 1, 2020	19,341	—	300	2,840	22,481	5,400
LP Insurance Services, LLC (LP)	National Programs	May 1, 2020	115,948	10,000	318	42,993	169,259	75,850
Other	Various	Various	3,935	—	75	4,829	8,839	3,940
Total			$291,424	$10,000	$2,165	$74,754	$378,343	$133,640

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition and adjustments made during the measurement period of the prior year acquisitions.

(in thousands)	Special Risk	Texas Risk	Colonial	RLA	Sterling	LP	Other	Total
Cash	$—	$—	$—	$—	$—	$—	$—	$—
Other current assets	1,764	446	1,344	—	118	3,528	833	8,033
Fixed assets	346	27	59	54	16	1,877	—	2,379
Goodwill	60,049	8,940	25,719	51,285	15,163	115,200	848	277,204
Purchased customer accounts	15,483	3,222	9,393	12,875	7,196	48,633	4,158	100,960
Non-compete agreements	136	25	43	481	21	31	31	768
Other assets	—	—	—	—	—	—	3,088	3,088
Total assets acquired	77,778	12,660	36,558	64,695	22,514	169,269	8,958	392,432
Other current liabilities	551	(1,680)	(1,355)	(11,443)	(33)	(10)	(119)	(14,089)
Other liabilities	—	—	—	—	—	—	—	—
Total liabilities assumed	551	(1,680)	(1,355)	(11,443)	(33)	(10)	(119)	(14,089)
Net assets acquired	$78,329	$10,980	$35,203	$53,252	$22,481	$169,259	$8,839	$378,343

The other column represents current year acquisitions with total net assets acquired of less than $10.0 million and adjustments from prior year acquisitions that were made within the permitted measurement period.

The weighted average useful lives for the acquired amortizable intangible assets are as follows: purchased customer accounts, 15 years; and non-compete agreements, 5 years.

Goodwill of $277.2 million, which is net of any opening balance sheet adjustments within the allowable measurement period, was allocated to the Retail, National Programs, Wholesale Brokerage and Services Segments in the amounts of $15.9 million, $175.3 million, $85.9 million and $0.1 million, respectively. Of the total goodwill of $277.2 million, the amount currently deductible for income tax purposes is $202.4 million and the remaining $74.8 million relates to the recorded earn-out payables and will not be deductible until it is earned and paid.

For the acquisitions completed during 2020, the results of operations since the acquisition dates have been combined with those of the Company. The total revenues from the acquisitions completed through June 30, 2020, included in the Condensed Consolidated Statement of Income for the six months ended June 30, 2020, was $24.3 million. The income before income taxes, including the intercompany cost of capital charge, from the acquisitions completed through June 30, 2020, included in the Condensed Consolidated Statement of Income for the six months ended June 30, 2020, was $0.2 million. If the acquisitions had occurred as of the beginning of the respective periods, the Company’s results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

(UNAUDITED)	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2020	2019	2020	2019
Total revenues	$602,143	$597,784	$1,316,330	$1,235,519
Income before income taxes	$130,378	$129,909	$340,312	$283,667
Net income	$97,514	$97,381	$253,396	$215,312
Net income per share:
Basic	$0.34	$0.35	$0.90	$0.77
Diluted	$0.34	$0.34	$0.89	$0.76
Weighted average number of shares outstanding:
Basic	273,100	272,563	272,938	272,621
Diluted	274,362	274,402	274,519	274,704

As of June 30, 2020 and 2019, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820- Fair Value Measurement. The resulting additions, payments, and net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the six months ended June 30, 2020 and 2019, were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Balance as of the beginning of the period	$157,720	$108,710	$161,513	$89,924
Additions to estimated acquisition earn-out payables	60,776	5,811	74,754	23,966
Payments for estimated acquisition earn-out payables	(664)	(6,685)	(7,478)	(7,264)
Subtotal	217,832	107,836	228,789	106,626
Net change in earnings from estimated acquisition earn-out payables:
Change in fair value on estimated acquisition earn-out payables	(1,308)	(4,350)	(13,949)	(4,301)
Interest expense accretion	1,943	1,490	3,627	2,651
Net change in earnings from estimated acquisition earn-out payables	635	(2,860)	(10,322)	(1,650)
Balance as of June 30,	$218,467	$104,976	$218,467	$104,976

Of the $218.5 million estimated acquisition earn-out payables as of June 30, 2020, $22.1 million was recorded as accounts payable and $196.4 million was recorded as other non-current liabilities. As of June 30, 2020, the maximum future acquisition contingency payments related to all acquisitions was $446.5 million, inclusive of the $218.5 million estimated acquisition earn-out payables as of June 30, 2020. Included within the additions to estimated acquisition earn-out payables are any adjustments to opening balance sheet items within the allowable measurement period, which may therefore differ from previously reported amounts. During the six months ended June 30, 2020, the Company recorded a decrease in the estimated acquisition earn-out payables for acquisitions completed in the last three years partially as a result of the potential for lower future financial performance associated with COVID-19.

On July 27, 2020, the Company, The Hays Group, Inc., and certain of their affiliates entered into an amendment to the asset purchase agreement, dated as of October 22, 2018.  Pursuant to the amendment, the parties agreed, among other things, that (i) based on the financial performance of the acquired business from the period from January 1, 2019, through June 30, 2020, the acquired business has achieved sufficient average annual EBITDA that the calculated earn-out payments will exceed the maximum earn-out payments amount of $25.0 million, (ii) the maximum earn-out payments of $25.0 million were deemed to have been achieved as of the date of the amendment, and (iii) the earn-out payments of $25.0 million will be paid in accordance with the asset purchase agreement in the first quarter of calendar year 2022.  The amendment will not have an any impact on the Company’s financial statements, as the estimated acquisition earn-out payable as of June 30, 2020 had already been recorded at the present value of the maximum amount of $25.0 million.

NOTE 6 Goodwill

Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The Company completed its most recent annual assessment as of November 30, 2019 and identified no impairment as a result of the evaluation.

The changes in the carrying value of goodwill by reportable segment for the six months ended June 30, 2020 are as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Total
Balance as of December 31, 2019	$2,351,291	$925,541	$298,101	$171,161	$3,746,094
Goodwill of acquired businesses	15,903	175,250	85,943	108	277,204
Goodwill disposed of relating to sales of businesses	—	—	—	—	—
Balance as of June 30, 2020	$2,367,194	$1,100,791	$384,044	$171,269	$4,023,298

NOTE 7 Amortizable Intangible Assets

Amortizable intangible assets at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020				December 31, 2019
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average life (years) (1)	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average life (years) (1)
Purchased customer accounts	$2,026,286	$(1,064,134)	$962,152	15.0	$1,925,326	$(1,011,574)	$913,752	15.0
Non-compete agreements	34,648	(31,436)	3,212	4.6	33,881	(30,865)	3,016	4.6
Total	$2,060,934	$(1,095,570)	$965,364		$1,959,207	$(1,042,439)	$916,768

(1)	Weighted average life calculated as of the date of acquisition.

Amortization expense for amortizable intangible assets for the years ending December 31, 2020, 2021, 2022, 2023 and 2024 is estimated to be $106.5 million, $104.5 million, $100.0 million, $93.0 million, and $89.1 million, respectively.

NOTE 8 Long-Term Debt

Long-term debt at June 30, 2020 and December 31, 2019 consisted of the following:

(in thousands)	June 30, 2020	December 31, 2019
Current portion of long-term debt:
Current portion of 5-year term loan facility expires 2022	$40,000	$40,000
Current portion of 5-year term loan facility expires 2023	22,500	15,000
Total current portion of long-term debt	62,500	55,000
Long-term debt:
Note agreements:
4.200% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2024	$499,337	$499,259
4.500% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2029	349,513	349,484
Total notes	848,850	848,743
Credit agreements:
5-year term-loan facility, periodic interest and principal payments, LIBOR plus up to 1.750%, expires June 28, 2022	270,000	290,000
5-year revolving-loan facility, periodic interest payments, LIBOR plus up to 1.500%, plus commitment fees up to 0.250%, expires June 28, 2022	200,000	100,000
5-year term-loan facility, periodic interest and principal payments, LIBOR plus up to 1.750%, expires December 21, 2023	255,000	270,000
Total credit agreements	725,000	660,000
Debt issuance costs (contra)	(7,441)	(8,400)
Total long-term debt less unamortized discount and debt issuance costs	1,566,409	1,500,343
Current portion of long-term debt	62,500	55,000
Total debt	$1,628,909	$1,555,343

On June 28, 2017, the Company entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) with the lenders named therein, JPMorgan Chase Bank, N.A. as administrative agent and certain other banks as co-syndication agents and co-documentation agents. The Amended and Restated Credit Agreement amended and restated the credit agreement dated April 17, 2014, among such parties (the “Original Credit Agreement”). The Amended and Restated Credit Agreement extends the applicable maturity date of the existing revolving credit facility (the “Revolving Credit Facility”) of $800.0 million to June 28, 2022 and re-evidences unsecured term loans at $400.0 million while also extending the applicable maturity date to June 28, 2022. The quarterly term loan principal amortization schedule was reset. At the time of the execution of the Amended and Restated Credit Agreement, $67.5 million of principal from the original unsecured term loans was repaid using operating cash balances, and the Company added an additional $2.8 million in debt issuance costs related to the Revolving Credit Facility to the Condensed Consolidated Balance Sheet. The Company also expensed to the Condensed Consolidated Statements of Income $0.2 million of debt issuance costs related to the Original Credit Agreement due to certain lenders exiting prior to execution of the Amended and Restated Credit Agreement. The Company also carried forward $1.6 million on the Condensed Consolidated Balance Sheet the remaining unamortized portion of the Original Credit Agreement debt issuance costs, which will be amortized over the term of the Amended and Restated Credit Agreement. As of June 30, 2020, there was an outstanding debt balance issued under the term loan of the Amended and Restated Credit Agreement of $310.0 million and $200.0 million borrowings outstanding against the Revolving Credit Facility. As of December 31, 2019, there was an outstanding debt balance issued under the term loan of the Amended and Restated Credit Agreement of $330.0 million with $100.0 million in borrowings outstanding against the Revolving Credit Facility.

On September 18, 2014, the Company issued $500.0 million of 4.200% unsecured Senior Notes due in 2024. The Senior Notes were given investment grade ratings of BBB-/Baa3 with a stable outlook. The notes are subject to certain covenant restrictions and regulations which are customary for credit rated obligations. At the time of funding, the proceeds were offered at a discount of the original note amount which also excluded an underwriting fee discount. The net proceeds received from the issuance were used to repay the outstanding balance of $475.0 million on the Revolving Credit Facility and for other general corporate purposes. As of June 30, 2020 and December 31, 2019, there was an outstanding debt balance of $500.0 million exclusive of the associated discount balance.

On December 21, 2018, the Company entered into a term loan credit agreement (the “Term Loan Credit Agreement”) with the lenders named therein, Wells Fargo Bank, National Association, as administrative agent, and certain other banks as co-syndication agents and as joint lead arrangers and joint bookrunners. The Term Loan Credit Agreement provides for an unsecured term loan in the initial amount of $300.0 million, which may, subject to lenders’ discretion, potentially be increased up to an aggregate amount of $450.0 million (the “Term Loan”). The Term Loan is repayable over the five-year term from the effective date of the Term Loan Credit Agreement, which was December 21, 2018. Based on the Company’s net debt leverage ratio or a non-credit enhanced senior unsecured long-term debt rating as determined by Moody’s Investor Service and Standard & Poor’s Rating Service, the rates of interest charged on the term loan are 1.00% to 1.75%, above the adjusted 1-Month LIBOR rate. On December 21, 2018, the Company borrowed $300.0 million under the Term Loan Credit Agreement and used $250.0 million of the proceeds to reduce indebtedness under the Revolving Credit Facility. As of June 30, 2020, there was an outstanding debt balance issued under the Term Loan of $277.5 million. As of December 31, 2019, there was an outstanding debt balance issued under the Term Loan of $285.0 million.

On March 11, 2019, the Company completed the issuance of $350.0 million aggregate principal amount of the Company's 4.500% Senior Notes due 2029. The Senior Notes were given investment grade ratings of BBB-/Baa3 with a stable outlook. The notes are subject to certain covenant restrictions, which are customary for credit rated obligations. At the time of funding, the proceeds were offered at a discount of the original note amount, which also excluded an underwriting fee discount. The net proceeds received from the issuance were used to repay a portion of the outstanding balance of $350.0 million on the Revolving Credit Facility, utilized in connection with the financing related to the Hays Companies acquisition and for other general corporate purposes. As of June 30, 2020 and December 31, 2019, there was an outstanding debt balance of $350.0 million exclusive of the associated discount balance.

The Amended and Restated Credit Agreement and Term Loan Credit Agreement require the Company to maintain certain financial ratios and comply with certain other covenants. The Company was in compliance with all such covenants as of June 30, 2020 and December 31, 2019.

The 30-day Adjusted LIBOR Rate for the term loan and Revolving Credit Facility of the Amended and Restated Credit Agreement and Term Loan Credit Agreement as of June 30, 2020 were each 0.188%.

NOTE 9 Leases

Substantially all of the Company's operating lease right-of-use assets and operating lease liabilities represent real estate leases for office space used to conduct the Company's business that expire on various dates through 2041. Leases generally contain renewal options and escalation clauses based upon increases in the lessors’ operating expenses and other charges. The Company anticipates that most of these leases will be renewed or replaced upon expiration.

The Company assesses at inception of a contract if it contains a lease. This assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether the Company has the right to direct the use of the asset.

The right-of-use asset is initially measured at cost, which is primarily composed of the initial lease liability, plus any initial direct costs incurred, less any lease incentives received. The lease liability is initially measured at the present value of the minimum lease payments through the term of the lease. Minimum lease payments are discounted to present value using the incremental borrowing rate at the lease commencement date, which approximates the rate of interest the Company expects to pay on a secured borrowing in an amount equal to the lease payments for the underlying asset under similar terms and economic conditions. The Company has elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a total term of 12 months or less. The effect of short-term leases on the Company's right-of-use asset and lease liability would not be significant.

The balances and classification of operating lease right-of-use assets and operating lease liabilities within the Condensed Consolidated Balance Sheet is as follows:

(in thousands)		June 30, 2020	December 31, 2019
Balance Sheet
Assets:
Operating lease right-of-use assets	Operating lease assets	$190,322	$184,288
Total Assets		190,322	184,288
Liabilities:
Current operating lease liabilities	Accrued expenses and other liabilities	43,579	43,415
Non-current operating lease liabilities	Operating lease liabilities	173,717	167,855
Total Liabilities		$217,296	$211,270

As of June 30, 2020, the Company has entered into future lease agreements expected to commence later in 2020 and 2021 consisting of undiscounted lease liabilities of $19.7 million and $3.2 million, respectively.

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

The components of lease cost for operating leases for the three and six months ended June 30, 2020 and 2019 were:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2020	2019	2020	2019
Operating leases:
Lease cost	$13,383	$13,002	$26,351	$25,090
Variable lease cost	846	791	1,691	1,504
Short-Term lease cost	110	—	238	—
Operating lease cost	$14,339	$13,793	$28,280	$26,594
Sublease income	(540)	—	(808)	—
Total lease cost net	$13,799	$13,793	$27,472	$26,594

The weighted average remaining lease term and the weighted average discount rate for operating leases as of June 30, 2020 were:

Weighted-average remaining lease term	5.89
Weighted-average discount rate	3.60

Maturities of the operating lease liabilities by fiscal year at June 30, 2020 for the Company's operating leases are as follows:

(in thousands)	Operating Leases
2020 (Remainder)	$24,356
2021	50,101
2022	42,411
2023	35,762
2024	28,166
Thereafter	60,581
Total undiscounted lease payments	241,377
Less: Imputed interest	24,081
Present value of lease payments	$217,296

Supplemental cash flow information for operating leases for the three and six months ended June 30, 2020 and 2019:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2020	2019	2020	2019
Cash paid for amounts included in measurement of liabilities
Operating cash flows from operating leases	$13,773	$13,110	$26,774	$25,911
Right-of-use assets obtained in exchange for new operating liabilities	$3,023	$4,284	$22,181	$6,723

NOTE 10 Supplemental Disclosures of Cash Flow Information and Non-Cash Financing and Investing Activities

During the second quarter of 2020, we deferred approximately $60.0 million in federal and state income and employer related payroll tax payments. The resulting impact was an increase to our cash flow from operations in the form of higher payables when compared to comparable second quarters in previous years. Pursuant to guidance from the United States Treasury and various state taxing authorities, the Company deferred approximately $50.0 million in federal and state income tax payments during the second quarter of 2020. The deferred federal and state income tax payments are expected to be paid during the third quarter of 2020. In addition, during the second quarter of 2020, we deferred $10.0 million in employer-only payroll tax payments as allowed under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES” Act), which was signed into law on March 27, 2020. The Company will continue to defer employer-only payroll taxes for the remainder of 2020. The cumulative deferred employer payroll taxes as of December 31, 2020 will be paid in two equal installments in 2021 and 2022 respectively, as prescribed by the CARES Act.

Brown & Brown's cash paid during the period for interest and income taxes are summarized as follows:

	Six months ended June 30,
(in thousands)	2020	2019
Cash paid during the period for:
Interest	$28,164	$26,652
Income taxes, net of refunds	$12,575	$61,145

Brown & Brown’s significant non-cash investing and financing activities are summarized as follows:

	Six months ended June 30,
(in thousands)	2020	2019
Other payable issued for purchased customer accounts	$2,165	$2,159
Estimated acquisition earn-out payables and related charges	$74,754	$23,966
Notes received on the sale of fixed assets and customer accounts	$—	$2,045

The Company's restricted cash balance is composed of funds held in separate premium trust accounts as required by state law or, in some cases, by agreement with carrier partners. The following is a reconciliation of cash and cash equivalents inclusive of restricted cash as of June 30, 2020 and 2019.

	Balance as of June 30,
(in thousands)	2020	2019
Table to reconcile cash and cash equivalents inclusive of restricted cash
Cash and cash equivalents	$623,240	$432,548
Restricted cash	438,964	382,233
Total cash and cash equivalents inclusive of restricted cash at the end of the period	$1,062,204	$814,781

The following is a reconciliation of cash and cash equivalents inclusive of restricted cash as of December 31, 2019 and 2018.

	Balance as of December 31,
(in thousands)	2019	2018
Table to reconcile cash and cash equivalents inclusive of restricted cash
Cash and cash equivalents	$542,174	$438,961
Restricted cash	420,801	338,635
Total cash and cash equivalents inclusive of restricted cash at the end of the period	$962,975	$777,596

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

Brown & Brown conducts all of its operations within the United States of America, except for a Wholesale Brokerage operation based in London, England, Retail operations in Bermuda and the Cayman Islands, and a National Programs operation in Canada. These operations earned $9.2 million and $4.6 million of total revenues for the three months ended June 30, 2020 and 2019, respectively. These operations earned $16.1 million and $8.0 million of total revenues for the six months ended June 30, 2020 and 2019, respectively. Tangible long-lived assets held outside of the United States as of June 30, 2020 and 2019 were not material.

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

	Three months ended June 30, 2020
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$312,562	$154,667	$88,853	$42,930	$(206)	$598,806
Investment income	$41	$129	$46	$-	$117	$333
Amortization	$16,453	$6,866	$2,032	$1,390	$—	$26,741
Depreciation	$2,147	$2,093	$467	$353	$1,108	$6,168
Interest expense	$21,303	$5,195	$2,594	$1,042	$(16,325)	$13,809
Income before income taxes	$36,829	$48,344	$24,708	$6,436	$13,084	$129,401
Total assets	$6,487,850	$3,398,709	$1,574,931	$464,905	$(3,725,337)	$8,201,058
Capital expenditures	$3,228	$1,532	$555	$206	$13,959	$19,480

	Three months ended June 30, 2019
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$310,738	$131,817	$81,171	$50,797	$696	$575,219
Investment income	$17	$380	$43	$34	$1,051	$1,525
Amortization	$15,357	$6,357	$2,844	$1,396	$—	$25,954
Depreciation	$1,919	$1,621	$425	$303	$1,398	$5,666
Interest expense	$21,201	$4,223	$1,260	$1,203	$(11,594)	$16,293
Income before income taxes	$44,217	$40,243	$22,944	$9,268	$6,850	$123,522
Total assets	$5,925,156	$2,981,933	$1,352,659	$466,162	$(3,561,143)	$7,164,767
Capital expenditures	$2,408	$1,942	$513	$222	$6,903	$11,988

	Six months ended June 30, 2020
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$760,051	$283,080	$166,551	$87,382	$238	$1,297,302
Investment income	$124	$392	$97	$-	$882	$1,495
Amortization	$32,740	$13,231	$4,381	$2,780	$—	$53,132
Depreciation	$4,183	$3,998	$898	$704	$2,406	$12,189
Interest expense	$43,101	$9,877	$4,305	$2,133	$(30,316)	$29,100
Income before income taxes	$165,491	$77,990	$42,394	$16,516	$32,264	$334,655
Total assets	$6,487,850	$3,398,709	$1,574,931	$464,905	$(3,725,337)	$8,201,058
Capital expenditures	$5,727	$3,045	$1,782	$473	$24,911	$35,938

	Six months ended June 30, 2019
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$699,969	$241,377	$151,680	$100,289	$1,184	$1,194,499
Investment income	$17	$696	$83	$82	$1,728	$2,606
Amortization	$30,801	$12,953	$5,693	$2,699	$—	$52,146
Depreciation	$3,543	$3,211	$829	$587	$3,531	$11,701
Interest expense	$42,354	$9,577	$2,587	$2,075	$(25,102)	$31,491
Income before income taxes	$138,058	$59,559	$38,513	$18,445	$17,467	$272,042
Total assets	$5,925,156	$2,981,933	$1,352,659	$466,162	$(3,561,143)	$7,164,767
Capital expenditures	$5,544	$6,510	$1,702	$331	$21,087	$35,174

NOTE 13 Investments

At June 30, 2020, the Company’s amortized cost and fair values of fixed maturity securities are summarized as follows:

(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities, obligations of U.S. Government agencies and Municipalities	$25,984	$605	$—	$26,589
Corporate debt	5,313	245	—	5,558
Total	$31,297	$850	$—	$32,147

At June 30, 2020, the Company held $26.6 million in fixed income securities composed of U.S. Treasury securities, securities issued by U.S. Government agencies and municipalities, and $5.6 million issued by corporations with investment grade ratings. Of that total, $10.7 million is classified as short-term investments on the Condensed Consolidated Balance Sheet as maturities are less than one-year. Additionally, the Company holds $7.4 million in short-term investments, which are related to time deposits held with various financial institutions.

At June 30, 2020, the Company had one security in an unrealized loss position. The unrealized losses for the period ended June 30, 2020 were caused by interest rate increases the amounts of which were deemed insignificant for the period. The corporate securities are highly rated securities with no indicators of potential impairment. Based on the ability and intent of the Company to hold these investments until recovery of fair value, which may be maturity, the bonds were not considered to be other-than-temporarily impaired at June 30, 2020.

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

The unrealized losses from corporate issuers were caused by interest rate increases. At December 31, 2019, the Company had ten securities in an unrealized loss position. The corporate securities are highly rated securities with no indicators of potential impairment. Based on the ability and intent of the Company to hold these investments until recovery of fair value, which may be maturity, the bonds were not considered to be other-than-temporarily impaired at December 31, 2019.

The amortized cost and estimated fair value of the fixed maturity securities at June 30, 2020 by contractual maturity are set forth below:

(in thousands)	Amortized cost	Fair value
Years to maturity:
Due in one year or less	$10,469	$10,555
Due after one year through five years	20,828	21,592
Due after five years	—	—
Total	$31,297	$32,147

The amortized cost and estimated fair value of the fixed maturity securities at December 31, 2019 by contractual maturity are set forth below:

(in thousands)	Amortized cost	Fair value
Years to maturity:
Due in one year or less	$4,616	$4,628
Due after one year through five years	27,195	27,378
Due after five years	—	—
Total	$31,811	$32,006

The expected maturities in the foregoing table may differ from the contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalty.

Proceeds from the sales and maturity of the Company’s investment in fixed maturity securities were $2.0 million. This along with maturing time deposits yielded total cash proceeds from the sale of investments of $3.7 million in the period of January 1, 2020 to June 30, 2020. These proceeds were principally used to purchase additional fixed maturity securities and time deposits. The gains and losses realized on the sale of securities for the period from January 1, 2020 to June 30, 2020 were insignificant.

Realized gains and losses are reported on the Condensed Consolidated Statements of Income, with the cost of securities sold determined on a specific identification basis.

At June 30, 2020, investments with a fair value of approximately $4.3 million were on deposit with state insurance departments to satisfy regulatory requirements.

NOTE 14 Insurance Company WNFIC

Although the reinsurers are liable to the Company for amounts reinsured, our subsidiary, Wright National Flood Insurance Company (“WNFIC”) remains primarily liable to its policyholders for the full amount of the policies written whether or not the reinsurers meet their obligations to the Company when they become due. The effects of reinsurance on premiums written and earned are as follows:

	For the six months ended June 30, 2020
(in thousands)	Written	Earned
Direct premiums	$343,079	$352,280
Ceded premiums	(343,073)	(352,274)
Net premiums	$6	$6

All premiums written by WNFIC under the National Flood Insurance Program are 100% ceded to the Federal Emergency Management Agency, or FEMA, for which WNFIC received a 30.1% expense allowance from January 1, 2020 through June 30, 2020. For the period from January 1, 2020 through June 30, 2020, the Company ceded $342.1 million of written premiums.

As of June 30, 2020 the Condensed Consolidated Balance Sheet contained reinsurance recoverable of $45.2 million and prepaid reinsurance premiums of $356.8 million. There was no net activity in the reserve for losses and loss adjustment expense during the period January 1, 2020 through June 30, 2020, as WNFIC’s direct premiums written were 100% to two reinsurers. The balance of the reserve for losses and loss adjustment expense, excluding related reinsurance recoverable, as of June 30, 2020 was $45.2 million.

WNFIC maintains capital in excess of the minimum statutory amount of $7.5 million as required by regulatory authorities. The unaudited statutory capital and surplus of WNFIC was $30.9 million at June 30, 2020 and $29.6 million as of December 31, 2019. For the period from January 1, 2020 through June 30, 2020, WNFIC generated statutory net income of $0.3 million. For the period from January 1, 2019 through December 31, 2019, WNFIC generated statutory net income of $8.1 million. The maximum amount of ordinary dividends that WNFIC can pay to shareholders in a rolling 12-month period is limited to the greater of 10% of statutory adjusted capital and surplus of 100% of adjusted net income. There was no dividend payout in 2019 and the maximum dividend payout that may be made in 2020 without prior approval is $8.1 million.

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

GENERAL

Impact of COVID-19

The coronavirus pandemic (“COVID-19”), the resulting recession and its follow-on effects are impacting and will likely continue to impact business activity across industries worldwide, including us.

COVID-19 remains dynamic with uncertainty around its duration and broader impact. We are monitoring and assessing the situation as well as actively preparing for implications to our business. The pandemic and resulting recession has reduced, and is expected to continue reducing, the volume of business from new and existing customers and insurable exposure units. While we cannot predict the precise impact of COVID-19 on the economy or insurable exposure units, we do not expect to attain the level of Organic Revenue growth achieved in 2019 through the remainder of 2020.

As described in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q under the section titled, “Liquidity and Capital Resources,” the Company has access to $600.0 million of additional borrowings under the existing Revolving Credit Facility as of June 30, 2020. Additionally, the Revolving Credit Facility contains an expansion option for up to an additional $500.0 million of borrowing capacity, subject to the approval of participating lenders. In addition, under the Term Loan Credit Agreement, the unsecured term loan in the initial amount of $300.0 million may be increased by up to $150.0 million, subject to the approval of participating lenders. Including the expansion options under all existing credit agreements, the Company has access to up to $1.3 billion of incremental borrowing capacity as of June 30, 2020. Debt principal payments due in 2020 and 2021 are $55.0 million and $70.0 million, respectively.

The Company has taken a number of precautionary steps to safeguard its business and teammates from COVID-19, including, but not limited to, implementing travel restrictions, arranging work from home capabilities, and initiating flexible work policies. By the end of March, nearly all of the Company’s teammates were working fully in a remote work environment, with virtually no disruption in our ability to serve our clients. The safety and well-being of our teammates is our first priority. The Company will continue to evaluate the impact of COVID-19 on its customers and operations over the coming quarters.

Company Overview — Second Quarter of 2020

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

The term “Organic Revenue,” a non-GAAP measure, is our core commissions and fees less: (i) the core commissions and fees earned for the first 12 months by newly-acquired operations; and (ii) divested business (core commissions and fees generated from offices, books of business or niches sold or terminated during the comparable period). The term “core commissions and fees” excludes profit-sharing contingent commissions and guaranteed supplemental commissions, and therefore represents the revenues earned directly from specific insurance policies sold, and specific fee-based services rendered. “Organic Revenue” is reported in this manner in order to express the current year’s core commissions and fees on a comparable basis with the prior year’s core commissions and fees. The resulting net change reflects the aggregate changes attributable to: (i) net new and lost accounts; (ii) net changes in our customers’ exposure units; (iii) net changes in insurance premium rates or the commission rate paid to us by our carrier partners; and (iv) the net change in fees paid to us by our customers. Organic Revenue is reported in “Results of Operations” and in “Results of Operations - Segment Information” of this Quarterly Report on Form 10-Q.

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

Certain insurance companies offer guaranteed fixed-base agreements, referred to as “Guaranteed Supplemental Commissions” (“GSCs”) in lieu of profit-sharing contingent commissions. GSCs are accrued throughout the year based on actual premiums written. For the 12-month period ended December 31, 2019, we had earned $23.1 million of GSCs, of which $12.7 million remained accrued at December 31, 2019, the balance of which is typically collected over the first and second quarters of the subsequent year. For the three-month periods ended June 30, 2020 and 2019, we earned and accrued $4.3 million and $12.7 million, respectively, from GSCs. The decrease in the second quarter of 2020 was driven by a one-time GSC realized within the National Programs Segment in the second quarter of 2019.

Combined, our profit-sharing contingent commissions and GSCs for the three months ended June 30, 2020 decreased by $1.8 million compared to the second quarter of 2019. This decrease was primarily driven by the one-time GSC received within the National Programs Segment in the second quarter of 2019, which was substantially offset by increased profit-sharing contingent commissions within the National Programs Segment and to a lesser extent growth associated with acquisitions completed over the last 12 months.

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

For the three-month period ended June 30, 2020, our total commissions and fees growth rate was 4.4%, and our consolidated Organic Revenue growth rate was 0.5%. For the second quarter of 2020, the Company lowered its estimates for the revenues we expect to earn from existing general liability and other policies where the premiums are subject to change based on associated activity, such as revenues, of the insured. These estimates were revised during the second quarter after assessing the projected impact of COVID-19 on economic activity and associated revenues and operations of our customers during the remainder of their current policy periods in light of the increasing rate of COVID-19 cases and a slower reopening of the U.S. economy than expected. This resulted in an adjustment of approximately $8.0 million for the second quarter of 2020.

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

Income before income taxes for the three-month period ended June 30, 2020 increased from the second quarter of 2019 by $5.9 million, primarily as a result of net new business, acquisitions completed in the past 12 months, and management of our expense base, with the growth partially offset by the overall impact of COVID-19 on our revenues and expenses.

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

Acquisitions

Part of our continuing business strategy is to attract high-quality insurance intermediaries to join our operations. From 1993 through the second quarter of 2020, we acquired 546 insurance intermediary operations.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes.

Financial information relating to our condensed consolidated financial results for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three months ended June 30,			Six months ended June 30,
(in thousands, except percentages)	2020	2019	% Change	2020	2019	% Change
REVENUES
Core commissions and fees	$575,198	$548,206	4.9%	$1,243,903	$1,146,712	8.5%
Profit-sharing contingent commissions	18,653	11,983	55.7%	42,595	27,305	56.0%
Guaranteed supplemental commissions	4,306	12,743	(66.2)%	8,162	16,378	(50.2)%
Investment income	333	1,525	(78.2)%	1,495	2,606	(42.6)%
Other income, net	316	762	(58.5)%	1,147	1,498	(23.4)%
Total revenues	598,806	575,219	4.1%	1,297,302	1,194,499	8.6%
EXPENSES
Employee compensation and benefits	346,515	309,610	11.9%	696,139	642,447	8.4%
Other operating expenses	75,568	98,050	(22.9)%	182,700	186,833	(2.2)%
(Gain)/loss on disposal	(31)	(1,016)	(96.9)%	(291)	(511)	(43.1)%
Amortization	26,741	25,954	3.0%	53,132	52,146	1.9%
Depreciation	6,168	5,666	8.9%	12,189	11,701	4.2%
Interest	13,809	16,293	(15.2)%	29,100	31,491	(7.6)%
Change in estimated acquisition earn-out payables	635	(2,860)	(122.2)%	(10,322)	(1,650)	NMF
Total expenses	469,405	451,697	3.9%	962,647	922,457	4.4%
Income before income taxes	129,401	123,522	4.8%	334,655	272,042	23.0%
Income taxes	32,617	30,929	5.5%	85,471	65,553	30.4%
NET INCOME	$96,784	$92,593	4.5%	$249,184	$206,489	20.7%
Income Before Income Taxes Margin (1)	21.6%	21.5%		25.8%	22.8%
EBITDAC (2)	$176,754	$168,575	4.9%	$418,754	$365,730	14.5%
EBITDAC Margin (2)	29.5%	29.3%		32.3%	30.6%
Organic Revenue growth rate (2)	0.5%	3.9%		3.1%	2.9%
Employee compensation and benefits relative to total revenues	57.9%	53.8%		53.7%	53.8%
Other operating expenses relative to total revenues	12.6%	17.0%		14.1%	15.6%
Capital expenditures	$19,480	$11,988	62.5%	$35,938	$35,174	2.2%
Total assets at June 30,				$8,201,058	$7,164,767	14.5%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

Commissions and Fees

Commissions and fees, including profit-sharing contingent commissions and GSCs, for the three months ended June 30, 2020 increased $25.2 million to $598.2 million, or 4.4%, over the same period in 2019. Core commissions and fees revenue for the second quarter of 2020 increased $27.0 million, composed of (i) $27.4 million from acquisitions that had no comparable revenues in the same period of 2019; (ii) an offsetting decrease of $3.2 million related to commissions and fees revenue from business divested in 2019; and (iii) approximately $2.8 million of net new and renewal business, which reflects an Organic Revenue growth rate of 0.5%. The 0.5% Organic Revenue growth rate was negatively impacted by an $8.0 million adjustment as the Company lowered its estimates for the revenues we expect to earn from existing general liability and other policies where the premiums are subject to change based on associated activity, such as revenues, of the insured. These estimates were revised after further assessing the projected impact of COVID-19 on economic activity and associated revenues and operations of our customers during the remainder of their current policy periods. The $8.0 million adjustment to commissions and fees for the second quarter of 2020 related to policies with effective dates prior to the second quarter of 2020. Profit-sharing contingent commissions and GSCs for the second quarter of 2020 decreased by $1.8 million, or 7.1%, compared to the same period in 2019. The net decrease of $1.8 million in the second quarter of 2020 was primarily driven by the one-time GSC received within the National Programs Segment in the second quarter of 2019, substantially offset by increased profit-sharing contingent commissions within the National Programs Segment and growth associated with acquisitions completed over the last 12 months.

For the six months ended June 30, 2020, commissions and fees, including profit-sharing contingent commissions and GSCs, increased $104.3 million to $1,294.7 million, or 8.8%, over the same period in 2019. Core commissions and fees revenue for six months ended June 30, 2020 increased $97.2 million, composed of (i) $68.8 million from acquisitions that had no comparable revenues in the same period of 2019; (ii) approximately $35.8 million represented net new and renewal business; and (iii) an offsetting decrease of $7.4 million related to commissions and fees revenue from businesses divested in 2019, which reflects an Organic Revenue growth rate of 3.1%. The 3.1% Organic Revenue growth rate was negatively impacted by a $7.1 million adjustment in the first half of 2020 as a result of the Company’s assessment of COVID-19, which lowered the Company’s estimates of projected remaining policy year revenues related to employee benefits and workers’ compensation lines of coverage, and for the revenues we expect to earn from existing general liability and other policies. This adjustment of $7.1 million related to policies with effective dates prior to the first six months of 2020. Profit-sharing contingent commissions and GSCs for the six months ended June 30, 2020 increased by $7.1 million, or 16.2%, compared to the same period in 2019. The net increase of $7.1 million in the first half of 2020 was primarily driven by profit-sharing contingent commissions received in the first quarter of 2020 being significantly higher than the amount accrued as of December 31, 2019 for the estimate of profit-sharing contingent commissions earned in 2019 and expected to be received in the first six months of 2020 and to a lesser extent growth associated with acquisitions completed over the last 12 months, partially offset by a one-time GSC received in the National Programs Segment in the second quarter of 2019.

Investment Income

Investment income for the three months ended June 30, 2020 decreased $1.2 million, or 78.2%, from the same period in 2019. Investment income for the six months ended June 30, 2020 decreased $1.1 million, or 42.6%, from the same period in 2019. These decreases were primarily driven by lower interest rates as compared to the prior year.

Other Income, net

Other income for the three months ended June 30, 2020 was $0.3 million, compared with $0.8 million in the same period in 2019. Other income for the six months ended June 30, 2020 was $1.1 million, compared with $1.5 million in the same period in 2019. Other income consists primarily of legal settlements and other miscellaneous income.

Employee Compensation and Benefits

Employee compensation and benefits expense as a percentage of total revenues was 57.9% for the three months ended June 30, 2020 as compared to 53.8% for the three months ended June 30, 2019, and increased 11.9%, or $36.9 million. This increase included $8.6 million of compensation costs related to stand-alone acquisitions that had no comparable costs in the same period of 2019. Therefore, employee compensation and benefits expense attributable to those offices that existed in the same time periods of 2020 and 2019 increased by $28.3 million or 9.1%. This underlying employee compensation and benefits expense increase was primarily related to (i) the increase in non-cash stock-based compensation expense; (ii) the increase in the value of deferred compensation liabilities driven by changes in the market prices of our employees' investment elections, which was offset within other operating expenses; and (iii) an increase in staff salaries attributable to salary inflation; partially offset by (iv) lower costs associated with our self-insured health plan driven by fewer health claims believed to be a result of social distancing efforts in response to COVID-19.

Employee compensation and benefits expense as a percentage of total revenues was 53.7% for the six months ended June 30, 2020 as compared to 53.8% for the six months ended June 30, 2019, and increased 8.4%, or $53.7 million. This increase included $22.8 million of compensation costs related to stand-alone acquisitions that had no comparable costs in the same period of 2019. Therefore, employee compensation and benefits expense attributable to those offices that existed in the same time periods of 2020 and 2019 increased by $30.9 million or 4.8%. This underlying employee compensation and benefits expense increase was primarily related to (i) an increase in staff salaries attributable to salary inflation; (ii) an increase in non-cash stock-based compensation expense; and (iii) increased producer compensation due to higher revenue; partially offset by (iv) the decrease in the value of deferred compensation liabilities driven by changes in the market prices of our employees' investment elections, which was offset within other operating expenses.

Other Operating Expenses

Other operating expenses represented 12.6% of total revenues for the second quarter of 2020 as compared to 17.0% for the second quarter of 2019. Other operating expenses for the second quarter of 2020 decreased $22.5 million, or 22.9%, from the same period of 2019. The net decrease included: (i) lower variable operating expenses, including such items as travel & entertainment, meetings and professional fees, resulting from  responses to COVID-19; (ii) the increase in the value of corporate-owned life insurance policies associated with our deferred compensation plan, which was substantially offset by increases in the value of liabilities in the Company’s deferred compensation plan recognized as expense in employee compensation and benefits; and (iii) one-time legal costs recorded in the second quarter of 2019; partially offset by (iv) $3.7 million of other operating expenses related to stand-alone acquisitions that had no comparable costs in the same period of 2019.

Other operating expenses represented 14.1% of total revenues for the six months ended June 30, 2020 as compared to 15.6% for the six months ended June 30, 2019. Other operating expenses for the first half of 2020 decreased $4.1 million, or 2.2%, from the same period of 2019. The net decrease included: (i) lower variable operating expenses, including such items as travel & entertainment, meetings and professional fees, resulting from responses to COVID-19; and (ii) one-time legal costs recorded in the second quarter of 2019; partially offset by (iii) $8.5 million of other operating expenses related to stand-alone acquisitions that had no comparable costs in the same period of 2019; and (iv) the decrease in the value of corporate-owned life insurance policies associated with our deferred compensation plan, which was substantially offset by decreases in the value of liabilities in the Company’s deferred compensation plan recognized as expense in employee compensation and benefits.

(Gain)/Loss on Disposal

Gain on disposal for the second quarter of 2020 decreased $1.0 million from the second quarter of 2019. Gain on disposal for the six months ended June 30, 2020 decreased $0.2 million from the six months ended June 30, 2019. The changes in the (gain)/loss on disposal were due to activity associated with book of business sales. Although we are not in the business of selling customer accounts, we periodically sell an office or a book of business (one or more customer accounts) that we believe does not produce reasonable margins or demonstrate a potential for growth, or because doing so is in the Company’s best interest.

Amortization

Amortization expense for the second quarter of 2020 increased $0.8 million, or 3.0%, compared to the second quarter of 2019. Amortization expense for the six months ended June 30, 2019 increased $1.0 million, or 1.9%, compared to the six months ended June 30, 2019. These increases reflect the amortization of new intangibles from businesses acquired within the past 12 months, partially offset by certain intangible assets becoming fully amortized.

Depreciation

Depreciation expense for the second quarter of 2020 increased $0.5 million, or 8.9%, compared to the second quarter of 2019. Depreciation expense for the six months ended June 30, 2019 increased $0.5 million, or 4.2%, compared to the six months ended June 30, 2019. Changes in depreciation expense reflect the addition of fixed assets resulting from capital projects related to our multi-year technology investment program and other business initiatives, net additions of fixed assets resulting from businesses acquired in the past 12 months, partially offset by fixed assets which became fully depreciated.

Interest Expense

Interest expense for the second quarter of 2020 decreased $2.5 million, or 15.2%, compared to the second quarter of 2019. Interest expense for the six months ended June 30, 2020 decreased $2.4 million, or 7.6%, compared to the first half of 2019. These decreases are due to: (i) the decrease in interest rates associated with our floating rate debt balances; (ii) the scheduled principal amortization payments on existing various floating rate notes; offset by (iii) the incremental debt issued on the existing Revolving Credit Facility of $100.0 million in the third quarter of 2019 and an additional borrowing in the second quarter of 2020 as a result of various acquisitions during those periods; and (iv) the impact of the full expense related to the Company's 4.500% Senior Notes due 2029 issued as of March 11, 2019.

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

As of June 30, 2020 and 2019, the fair values of the estimated acquisition earn-out payables were re-evaluated based upon projected operating results and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820-Fair Value Measurement. The resulting net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the three and six-month periods ended June 30, 2020 and 2019 were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Change in fair value of estimated acquisition earn-out payables	$(1,308)	$(4,350)	$(13,949)	$(4,301)
Interest expense accretion	1,943	1,490	3,627	2,651
Net change in earnings from estimated acquisition earn-out payables	$635	$(2,860)	$(10,322)	$(1,650)

For the three months ended June 30, 2020 and 2019, the fair value of estimated earn-out payables was re-evaluated and decreased by $1.3 million and $4.4 million, respectively, which resulted in credits to the Condensed Consolidated Statements of Income.

As of June 30, 2020, estimated acquisition earn-out payables totaled $218.5 million, of which $22.1 million was recorded as accounts payable and $196.4 million was recorded as other non-current liabilities.

Income Taxes

The effective tax rate on income from operations for the three months ended June 30, 2020 and 2019 was 25.2% and 25.0%, respectively. The effective tax rate on income from operations for the six months ended June 30, 2020 and 2019 was 25.5% and 24.1%, respectively. These increases were driven primarily by changes in our state tax footprint and corresponding apportionment as well as changes to tax rates in certain states. Additionally, there were increases in the effective rates related to the unfavorable tax implications of decreased market values associated with our company owned life insurance policies as well as increases in other non-deductible expenses. The effective rates for the second quarter and the six months ended June 30, 2020, were reduced due to a one-time discrete state tax refund.

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

The reconciliation of commissions and fees included in the Condensed Consolidated Statements of Income to Organic Revenue, a non-GAAP financial measure, for the three months ended June 30, 2020 and 2019, including by segment, and the growth rates for Organic Revenue for the three months ended June 30, 2020, including by segment, are as follows:

2020	Retail (1)		National Programs		Wholesale Brokerage		Services		Total
(in thousands, except percentages)	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Commissions and fees	$311,971	$309,822	$154,531	$131,424	$88,725	$80,923	$42,930	$50,763	$598,157	$572,932
Total change	$2,149		$23,107		$7,802		$(7,833)		$25,225
Total growth %	0.7%		17.6%		9.6%		(15.4)%		4.4%
Profit-sharing contingent commissions	(6,926)	(6,659)	(9,269)	(4,093)	(2,458)	(1,231)	—	—	(18,653)	(11,983)
GSCs	(3,405)	(2,556)	(306)	(9,612)	(595)	(575)	—	—	(4,306)	(12,743)
Core commissions and fees	$301,640	$300,607	$144,956	$117,719	$85,672	$79,117	$42,930	$50,763	$575,198	$548,206
Acquisitions	(11,671)	—	(9,295)	—	(6,477)	—	—	—	(27,443)	—
Dispositions	—	(3,006)	—	(236)	—	—	—	—	—	(3,242)
Organic Revenue (2)	$289,969	$297,601	$135,661	$117,483	$79,195	$79,117	$42,930	$50,763	$547,755	$544,964
Organic Revenue growth (2)	$(7,632)		$18,178		$78		$(7,833)		$2,791
Organic Revenue growth rate (2)	(2.6)%		15.5%		0.1%		(15.4)%		0.5%
(1)

The Retail Segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 12 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2)	A non-GAAP financial measure.

The reconciliation of commissions and fees included in the Condensed Consolidated Statements of Income to Organic Revenue, a non-GAAP financial measure, for the three months ended June 30, 2019 and 2018, including by segment, and the growth rates for Organic Revenue for the three months ended June 30, 2019, including by segment, are as follows:

2019	Retail (1)		National Programs		Wholesale Brokerage		Services		Total
(in thousands, except percentages)	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Commissions and fees	$309,822	$232,533	$131,424	$118,289	$80,923	$75,415	$50,763	$45,831	$572,932	$472,068
Total change	$77,289		$13,135		$5,508		$4,932		$100,864
Total growth %	33.2%		11.1%		7.3%		10.8%		21.4%
Profit-sharing contingent commissions	(6,659)	(6,469)	(4,093)	(5,521)	(1,231)	(1,991)	—	—	(11,983)	(13,981)
GSCs	(2,556)	(2,182)	(9,612)	(39)	(575)	(272)	—	—	(12,743)	(2,493)
Core commissions and fees	$300,607	$223,882	$117,719	$112,729	$79,117	$73,152	$50,763	$45,831	$548,206	$455,594
Acquisition revenues	(65,915)	—	(3,131)	—	(1,213)	—	(6,832)	—	(77,091)	—
Divested business	—	(1,608)	—	(340)	—	(328)	—	—	—	(2,276)
Organic Revenue (2)	$234,692	$222,274	$114,588	$112,389	$77,904	$72,824	$43,931	$45,831	$471,115	$453,318
Organic Revenue growth (2)	$12,418		$2,199		$5,080		$(1,900)		$17,797
Organic Revenue growth rate (2)	5.6%		2.0%		7.0%		(4.1)%		3.9%
(1)

The Retail Segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 12 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2)	A non-GAAP financial measure.

The reconciliation of commissions and fees included in the Condensed Consolidated Statements of Income to Organic Revenue, a non-GAAP financial measure, for the six months ended June 30, 2020 and 2019, including by segment, and the growth rates for Organic Revenue for the six months ended June 30, 2020, including by segment, are as follows:

2020	Retail (1)		National Programs		Wholesale Brokerage		Services		Total
(in thousands, except percentages)	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Commissions and fees	$758,350	$698,272	$282,667	$240,631	$166,261	$151,285	$87,382	$100,207	$1,294,660	$1,190,395
Total change	$60,078		$42,036		$14,976		$(12,825)		$104,265
Total growth %	8.6%		17.5%		9.9%		(12.8)%		8.8%
Profit-sharing contingent commissions	(23,021)	(18,206)	(14,980)	(4,953)	(4,594)	(4,146)	—	—	(42,595)	(27,305)
GSCs	(7,837)	(5,796)	707	(9,616)	(1,032)	(966)	—	—	(8,162)	(16,378)
Core commissions and fees	$727,492	$674,270	$268,394	$226,062	$160,635	$146,173	$87,382	$100,207	$1,243,903	$1,146,712
Acquisitions	(46,580)	—	(11,798)	—	(8,865)	—	(1,484)	—	(68,727)	—
Dispositions	—	(6,980)	—	(376)	—	—	—	—	—	(7,356)
Organic Revenue (2)	$680,912	$667,290	$256,596	$225,686	$151,770	$146,173	$85,898	$100,207	$1,175,176	$1,139,356
Organic Revenue growth (2)	$13,622		$30,910		$5,597		$(14,309)		$35,820
Organic Revenue growth % (2)	2.0%		13.7%		3.8%		(14.3)%		3.1%
(1)

The Retail Segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 12 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2)	A non-GAAP financial measure.

The reconciliation of commissions and fees included in the Condensed Consolidated Statements of Income to Organic Revenue, a non-GAAP financial measure, for the six months ended June 30, 2019 and 2018, including by segment, and the growth rates for Organic Revenue for the six months ended June 30, 2019, including by segment, are as follows:

2019	Retail (1)		National Programs		Wholesale Brokerage		Services		Total
(in thousands, except percentages)	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Commissions and fees	$698,272	$510,628	$240,631	$230,621	$151,285	$141,333	$100,207	$89,824	$1,190,395	$972,406
Total change	$187,644		$10,010		$9,952		$10,383		$217,989
Total growth %	36.7%		4.3%		7.0%		11.6%		22.4%
Profit-sharing contingent commissions	(18,206)	(12,599)	(4,953)	(9,503)	(4,146)	(3,563)	—	—	(27,305)	(25,665)
GSCs	(5,796)	(4,704)	(9,616)	(54)	(966)	(715)	—	—	(16,378)	(5,473)
Core commissions and fees	$674,270	$493,325	$226,062	$221,064	$146,173	$137,055	$100,207	$89,824	$1,146,712	$941,268
Acquisition revenues	(160,496)	—	(5,720)	—	(2,612)	—	(12,079)	—	(180,907)	—
Divested business	—	(1,742)	—	(453)	—	(653)	—	—	—	(2,848)
Organic Revenue (2)	$513,774	$491,583	$220,342	$220,611	$143,561	$136,402	$88,128	$89,824	$965,805	$938,420
Organic Revenue growth (2)	$22,191		$(269)		$7,159		$(1,696)		$27,385
Organic Revenue growth % (2)	4.5%		(0.1)%		5.2%		(1.9)%		2.9%
(1)

The Retail Segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 12 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2)	A non-GAAP financial measure.

The reconciliation of income before incomes taxes, included in the Condensed Consolidated Statement of Income, to EBITDAC, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a non-GAAP measure, for the three months ended June 30, 2020, is as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Income before income taxes	$36,829	$48,344	$24,708	$6,436	$13,084	$129,401
Income Before Income Taxes Margin	11.8%	31.3%	27.8%	15.0%	NMF	21.6%
Amortization	16,453	6,866	2,032	1,390	—	26,741
Depreciation	2,147	2,093	467	353	1,108	6,168
Interest	21,303	5,195	2,594	1,042	(16,325)	13,809
Change in estimated acquisition earn-out payables	147	344	144	—	—	635
EBITDAC	$76,879	$62,842	$29,945	$9,221	$(2,133)	$176,754
EBITDAC Margin	24.6%	40.6%	33.7%	21.5%	NMF	29.5%

NMF = Not a meaningful figure

The reconciliation of income before incomes taxes included in the Condensed Consolidated Statement of Income to EBITDAC, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a non-GAAP measure, for the three months ended June 30, 2019, is as follows:

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

NMF = Not a meaningful figure

The reconciliation of income before incomes taxes included in the Condensed Consolidated Statement of Income to EBITDAC, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a non-GAAP measure, for the six months ended June 30, 2020, is as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Income before income taxes	$165,491	$77,990	$42,394	$16,516	$32,264	$334,655
Income Before Income Taxes Margin	21.8%	27.6%	25.5%	18.9%	NMF	25.8%
Amortization	32,740	13,231	4,381	2,780	—	53,132
Depreciation	4,183	3,998	898	704	2,406	12,189
Interest	43,101	9,877	4,305	2,133	(30,316)	29,100
Change in estimated acquisition earn-out payables	(5,970)	(993)	(274)	(3,085)	—	(10,322)
EBITDAC	$239,545	$104,103	$51,704	$19,048	$4,354	$418,754
EBITDAC Margin	31.5%	36.8%	31.0%	21.8%	NMF	32.3%

NMF = Not a meaningful figure

The reconciliation of income before incomes taxes included in the Condensed Consolidated Statement of Income to EBITDAC, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a non-GAAP measure, for the six months ended June 30, 2019, is as follows:

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

Financial information relating to our Retail Segment for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three months ended June 30,			Six months ended June 30,
(in thousands, except percentages)	2020	2019	% Change	2020	2019	% Change
REVENUES
Core commissions and fees	$301,963	$300,962	0.3%	$728,136	$674,814	7.9%
Profit-sharing contingent commissions	6,926	6,659	4.0%	23,021	18,206	26.4%
Guaranteed supplemental commissions	3,405	2,556	33.2%	7,837	5,796	35.2%
Investment income	41	17	141.2%	124	17	NMF
Other income, net	227	544	(58.3%)	933	1,136	(17.9%)
Total revenues	312,562	310,738	0.6%	760,051	699,969	8.6%
EXPENSES
Employee compensation and benefits	186,971	175,407	6.6%	410,192	375,106	9.4%
Other operating expenses	48,743	55,357	(11.9%)	110,605	111,294	(0.6%)
(Gain)/loss on disposal	(31)	(1,016)	(96.9%)	(291)	(511)	(43.1%)
Amortization	16,453	15,357	7.1%	32,740	30,801	6.3%
Depreciation	2,147	1,919	11.9%	4,183	3,543	18.1%
Interest	21,303	21,201	0.5%	43,101	42,354	1.8%
Change in estimated acquisition earn-out payables	147	(1,704)	(108.6%)	(5,970)	(676)	NMF
Total expenses	275,733	266,521	3.5%	594,560	561,911	5.8%
Income before income taxes	$36,829	$44,217	(16.7%)	$165,491	$138,058	19.9%
Income Before Income Taxes Margin (1)	11.8%	14.2%		21.8%	19.7%
EBITDAC (2)	$76,879	$80,990	(5.1%)	$239,545	$214,080	11.9%
EBITDAC Margin (2)	24.6%	26.1%		31.5%	30.6%
Organic Revenue growth rate (2)	(2.6%)	5.6%		2.0%	4.5%
Employee compensation and benefits relative to total revenues	59.8%	56.4%		54.0%	53.6%
Other operating expenses relative to total revenues	15.6%	17.8%		14.6%	15.9%
Capital expenditures	$3,228	$2,408	34.1%	$5,727	$5,544	3.3%
Total assets at June 30,				$6,487,850	$5,925,156	9.5%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The Retail Segment’s total revenues for the three months ended June 30, 2020 increased 0.6%, or $1.8 million, as compared to the same period in 2019, to $312.6 million. The $1.0 million increase in core commissions and fees revenue was driven by: (i) approximately $11.7 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2019; offset by (ii) a decrease of $7.7 million related to net new and renewal business; and (iii) a decrease of $3.0 million related to commissions and fees recorded in 2019 from businesses since divested. Profit-sharing contingent commissions and GSCs for the second quarter of 2020 increased 12.1%, or $1.1 million, as compared to the same period in 2019, to $10.3 million, primarily driven by acquisition activity in the past 12 months and qualifying for certain profit-sharing contingent commissions and GSCs in the current year that we did not qualify for in 2019. The Retail Segment’s total commissions and fees increased by 0.7%, and Organic Revenue declined 2.6% for the second quarter of 2020. The Organic Revenue growth rate was negatively impacted by an $8.0 million adjustment to commissions and fees for the second quarter of 2020 as the Company lowered its estimates for the revenues we expect to earn from existing general liability and other policies where the premiums are subject to change based on associated activity, such as revenues, of the insured. These estimates were revised after further assessing the projected impact of COVID-19 on economic activity and associated revenues and operations of our customers during the remainder of their current policy periods. Of the $8.0 million, approximately $2.6 million is related to policies with effective dates prior to 2020. The Organic Revenue growth rate was driven by (i) lower insurable exposure units driven by the economic impact of COVID-19; (ii) continued premium rate reductions in workers’ compensation; partially offset by (iii) rate increases in most lines of business with the most pronounced being the continued increases in commercial auto rates and commercial P&C.

Income before income taxes for the three months ended June 30, 2020 decreased 16.7%, or $7.4 million, as compared to the same period in 2019, to $36.8 million. The primary factors affecting this decrease were: (i) an increase in the change in estimated acquisition earn-out payables; and (ii) an increase in amortization associated with new acquisitions; partially offset by (iii) the profit associated with the net increase in revenue as described above; and (iv) the drivers of EBITDAC described below.

EBITDAC for the three months ended June 30, 2020 decreased 5.1%, or $4.1 million, as compared to the same period in 2019, to $76.9 million. EBITDAC Margin for the three months ended June 30, 2020 decreased to 24.6% from 26.1% in the same period in 2019. The decrease in EBITDAC Margin was driven by: (i) higher non-cash stock-based compensation costs and an increase in intercompany IT charges; (ii) an acquisition from the third quarter of 2019 that is dilutive to the margin in the current quarter as it recognizes substantially all of its revenue in the first quarter of each year; (iii) a prior year gain on disposal; and (iv) the net Organic Revenue decrease, all which offset significant cost savings the Company delivered in response to COVID-19.

The Retail Segment’s total revenues during the six months ended June 30, 2020 increased 8.6%, or $60.1 million, as compared to the same period in 2019, to $760.1 million. The $53.2 million increase in core commissions and fees revenue was driven by: (i) approximately $46.6 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2019; (ii) an increase of $13.6 million related to net new and renewal business; and (iii) an offsetting decrease of $7.0 million related to commissions and fees recorded in 2019 from businesses since divested. Profit-sharing contingent commissions and GSCs for the first six months of 2020 increased 28.6%, or $6.9 million, as compared to the same period in 2019, to $30.9 million. The Retail Segment’s total commissions and fees increased by 8.6%, and the Organic Revenue growth rate was 2.0% for the first six months of 2020. The 2.0% Organic Revenue growth rate was negatively impacted by a $7.1 million adjustment in the first half of 2020 as a result of the Company’s assessment of COVID-19, which lowered the Company’s estimates of projected remaining policy year revenues related to employee benefits and workers’ compensation lines of coverage, and for the revenues we expect to earn from existing general liability and other policies. This adjustment of $7.1 million related to policies with effective dates prior to the first six months of 2020. The Organic Revenue growth rate was driven by net new business written during the preceding 12 months and growth on renewals of existing customers. Renewal business was impacted by rate increases in most lines of business with continued increases in commercial auto rates, commercial P&C and employee benefits, partially offset by continued premium rate reductions in workers’ compensation and lower insurable exposure units driven by the economic disruption caused by COVID-19.

Income before income taxes for the six months ended June 30, 2020 increased 19.9%, or $27.4 million, as compared to the same period in 2019, to $165.5 million. The primary factors affecting this increase were: (i) the profit associated with the net increase in revenue as described above; (ii) the drivers of EBITDAC described below; which were partially offset by (iii) an increase in intercompany interest charges and amortization expense associated with new acquisitions.

EBITDAC for the six months ended June 30, 2020 increased 11.9%, or $25.5 million, as compared to the same period in 2019, to $239.5 million. EBITDAC Margin for the six months ended June 30, 2020 increased to 31.5% from 30.6% in the same period in 2019. The increases in EBITDAC and EBITDAC Margin were primarily driven by: (i) the net increase in revenue of $60.1 million; (ii) higher profit-sharing contingent commissions and GSCs; and (iii) cost savings the Company achieved in response to COVID-19; which were partially offset by (iv) higher non-cash stock based compensation and intercompany IT charges; and (v) the profit impact associated with revenue adjustments related to COVID-19 recorded over the first six months of 2020.

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

Financial information relating to our National Programs Segment for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three months ended June 30,			Six months ended June 30,
(in thousands, except percentages)	2020	2019	% Change	2020	2019	% Change
REVENUES
Core commissions and fees	$144,956	$117,719	23.1%	$268,394	$226,062	18.7%
Profit-sharing contingent commissions	9,269	4,093	126.5%	14,980	4,953	NMF
Guaranteed supplemental commissions	306	9,612	(96.8%)	(707)	9,616	(107.4%)
Investment income	129	380	(66.1%)	392	696	(43.7%)
Other income, net	7	13	(46.2%)	21	50	(58.0%)
Total revenues	154,667	131,817	17.3%	283,080	241,377	17.3%
EXPENSES
Employee compensation and benefits	62,665	54,053	15.9%	123,212	106,797	15.4%
Other operating expenses	29,160	26,523	9.9%	55,765	50,441	10.6%
(Gain)/loss on disposal	—	—	—%	—	—	—%
Amortization	6,866	6,357	8.0%	13,231	12,953	2.1%
Depreciation	2,093	1,621	29.1%	3,998	3,211	24.5%
Interest	5,195	4,223	23.0%	9,877	9,577	3.1%
Change in estimated acquisition earn-out payables	344	(1,203)	(128.6%)	(993)	(1,161)	(14.5%)
Total expenses	106,323	91,574	16.1%	205,090	181,818	12.8%
Income before income taxes	$48,344	$40,243	20.1%	$77,990	$59,559	30.9%
Income Before Income Taxes Margin (1)	31.3%	30.5%		27.6%	24.7%
EBITDAC (2)	$62,842	$51,241	22.6%	$104,103	$84,139	23.7%
EBITDAC Margin (2)	40.6%	38.9%		36.8%	34.9%
Organic Revenue growth rate (2)	15.5%	2.0%		13.7%	(0.1%)
Employee compensation and benefits relative to total revenues	40.5%	41.0%		43.5%	44.2%
Other operating expenses relative to total revenues	18.9%	20.1%		19.7%	20.9%
Capital expenditures	$1,532	$1,942	(21.1%)	$3,045	$6,510	(53.2%)
Total assets at June 30,				$3,398,709	$2,981,933	14.0%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The National Programs Segment’s total revenue for the three months ended June 30, 2020 increased 17.3%, or $22.9 million, as compared to the same period in 2019, to $154.7 million. The $27.2 million increase in core commissions and fees revenue was driven by: (i) $18.2 million related to net new and renewal business; (ii) approximately $9.3 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2019; and (iii) an offsetting decrease of $0.3 million related to commissions and fees recorded in 2019 from businesses since divested. Profit-sharing contingent commissions and GSCs for the second quarter of 2020 decreased approximately $4.1 million compared to the second quarter of 2019, primarily driven by a one-time GSC received by one of our programs in the second quarter of 2019, partially offset by qualifying for increased profit-sharing contingent commissions due to increased written premium and lower losses for a number of our programs.

The National Programs Segment’s total commissions and fees increased by 17.6%, and the Organic Revenue growth rate was 15.5% for the three months ended June 30, 2020. The Organic Revenue growth was strong for many programs, including lender placement, commercial, and residential earthquake, and wind.

Income before income taxes for the three months ended June 30, 2020 increased 20.1%, or $8.1 million, as compared to the same period in 2019, to $48.3 million. Income before income taxes increased due to the total revenue growth and the drivers of EBITDAC described below, which were partially offset by higher estimated acquisition earn-out payables, depreciation, amortization and intercompany interest expense associated with new acquisitions.

EBITDAC for the three months ended June 30, 2020 increased 22.6%, or $11.6 million, from the same period in 2019, to $62.8 million. EBITDAC Margin for the three months ended June 30, 2020 increased to 40.6% from 38.9% in the same period in 2019. The EBITDAC growth was driven by: (i) strong Organic Revenue growth; (ii) leveraging our expense base; and (iii) decreased variable costs driven in response to COVID-19.

The National Programs Segment’s total revenue for the six months ended June 30, 2020 increased 17.3%, or $41.7 million, as compared to the same period in 2019, to $283.1 million. The $42.3 million increase in core commissions and fees revenue was driven by: (i) $30.9 million related to net new and renewal business; (ii) approximately $11.8 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2019; and (iii) an offsetting decrease of $0.4 million related to commissions and fees recorded in 2019 from businesses since divested. Profit-sharing contingent commissions and GSCs were $14.3 million for the first six months of 2020, which was a decrease of $0.3 million from the same period in 2019, primarily driven by a one-time GSC received by one of our programs in the second quarter of 2019, which was substantially offset by qualifying for increased profit-sharing contingent commissions due to increased written premium and lower losses for a number of our programs.

The National Programs Segment’s total commissions and fees increased by 17.5%, and the Organic Revenue growth rate was 13.7%, for the six months ended June 30, 2020. The Organic Revenue growth was strong for many programs, including lender placement, commercial and residential earthquake and wind.

Income before income taxes for the six months ended June 30, 2020 increased 30.9%, or $18.4 million, from the same period in 2019, to $78.0 million. The increase was due to the drivers of total revenue growth and the drivers of EBITDAC described below, which were partially offset by higher depreciation, amortization and intercompany interest expense associated with new acquisitions.

EBITDAC for the six months ended June 30, 2020 increased 23.7%, or $20.0 million, as compared to the same period in 2019, to $104.1 million. EBITDAC Margin for the six months ended June 30, 2020 increased to 36.8% from 34.9% in the same period in 2019. The increase in EBITDAC and EBITDAC Margin was driven by (i) strong Organic Revenue growth; (ii) leveraging our expense base; and (iii) decreased variable costs driven by the Company in response to COVID-19.

Wholesale Brokerage Segment

The Wholesale Brokerage Segment markets and sells excess and surplus commercial and personal lines insurance, primarily through independent agents and brokers, including Brown & Brown retail agents. Like the Retail and National Programs Segments, the Wholesale Brokerage Segment’s revenues are primarily commission based.

Financial information relating to our Wholesale Brokerage Segment for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three months ended June 30,			Six months ended June 30,
(in thousands, except percentages)	2020	2019	% Change	2020	2019	% Change
REVENUES
Core commissions and fees	$85,672	$79,117	8.3%	$160,635	$146,173	9.9%
Profit-sharing contingent commissions	2,458	1,231	99.7%	4,594	4,146	10.8%
Guaranteed supplemental commissions	595	575	3.5%	1,032	966	6.8%
Investment income	46	43	7.0%	97	83	16.9%
Other income, net	82	205	(60.0%)	193	312	(38.1%)
Total revenues	88,853	81,171	9.5%	166,551	151,680	9.8%
EXPENSES
Employee compensation and benefits	46,589	40,817	14.1%	89,093	78,327	13.7%
Other operating expenses	12,319	12,970	(5.0%)	25,754	25,779	(0.1%)
(Gain)/loss on disposal	—	—	—%	—	—	—%
Amortization	2,032	2,844	(28.6%)	4,381	5,693	(23.0%)
Depreciation	467	425	9.9%	898	829	8.3%
Interest	2,594	1,260	105.9%	4,305	2,587	66.4%
Change in estimated acquisition earn-out payables	144	(89)	NMF	(274)	(48)	NMF
Total expenses	64,145	58,227	10.2%	124,157	113,167	9.7%
Income before income taxes	$24,708	$22,944	7.7%	$42,394	$38,513	10.1%
Income Before Income Taxes Margin (1)	27.8%	28.3%		25.5%	25.4%
EBITDAC (2)	$29,945	$27,384	9.4%	$51,704	$47,574	8.7%
EBITDAC Margin (2)	33.7%	33.7%		31.0%	31.4%
Organic Revenue growth rate (2)	0.1%	7.0%		3.8%	5.2%
Employee compensation and benefits relative to total revenues	52.4%	50.3%		53.5%	51.6%
Other operating expenses relative to total revenues	13.9%	16.0%		15.5%	17.0%
Capital expenditures	$555	$513	8.2%	$1,782	$1,702	4.7%
Total assets at June 30,				$1,574,931	$1,352,659	16.4%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The Wholesale Brokerage Segment’s total revenues for the three months ended June 30, 2020 increased 9.5%, or $7.7 million, as compared to the same period in 2019, to $88.9 million. The $6.6 million net increase in core commissions and fees revenue was driven primarily by: (i) $6.5 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2019; and (ii) $0.1 million related to net new and renewal business. Profit-sharing contingent commissions and GSCs for the second quarter of 2020 increased approximately $1.2 million compared to the second quarter of 2019. The Wholesale Brokerage Segment’s growth rate for total commissions and fees was 9.6%, and the Organic Revenue growth rate was 0.1% for the second quarter of 2020. The Organic Revenue growth rate was driven by rate increases for most lines of coverage, which were offset by decreases in exposure units driven by the economic impact of COVID-19.

Income before income taxes for the three months ended June 30, 2020 increased 7.7%, or $1.8 million, as compared to the same period in 2019, to $24.7 million. The increase was due to: (i) revenue growth from acquisitions; (ii) higher profit-sharing contingent commissions; and (iii) the drivers of EBITDAC described below.

EBITDAC for the three months ended June 30, 2020 increased 9.4%, or $2.6 million, as compared to the same period in 2019, to $29.9 million. EBITDAC Margin for the three months ended June 30, 2020 remained flat at 33.7%, as compared to the same period in 2019. EBITDAC Margin remained flat, even with lower Organic Revenue growth, due to managing our variable costs in response to COVID-19, which offset higher intercompany IT charges and non-cash stock compensation costs.

The Wholesale Brokerage Segment’s total revenues for the six months ended June 30, 2020 increased 9.8%, or $14.9 million, as compared to the same period in 2019, to $166.6 million. The $14.5 million net increase in core commissions and fees revenue was driven primarily by: (i) $8.9 million related to core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2019; and (ii) $5.6 million related to net new and renewal business. Profit-sharing contingent commissions and GSCs for the first six months of 2020 increased approximately $0.5 million compared to the same period of 2019. The Wholesale Brokerage Segment’s growth rate for total commissions and fees was 9.9%, and the Organic Revenue growth rate was 3.8% for the first six months of 2020. The Organic Revenue growth rate was driven by (i) rate increases for most lines of coverage; and (ii) net new business and exposure unit expansion during the first quarter of 2020; which was partially offset by (iii) decreased new business and exposure units during the second quarter driven by the economic disruption caused by COVID-19.

Income before income taxes for the six months ended June 30, 2020 increased 10.1%, or $3.9 million, as compared to the same period in 2019, to $42.4 million. The increase was due to (i) Organic Revenue growth; and (ii) the drivers of EBITDAC described below; which was partially offset by (iii) higher intercompany interest charges.

EBITDAC for the six months ended June 30, 2020 increased 8.7%, or $4.1 million, as compared to the same period in 2019, to $51.7 million. EBITDAC Margin for the six months ended June 30, 2020 decreased to 31.0% from 31.4% in the same period in 2019. The increase in EBITDAC was due to (i) profit of newly acquired businesses; (ii) slightly higher profit-sharing contingent commissions and GSCs; (iii) leveraging our expense base; and (iv) managing our variable costs in response to COVID-19, which helped to partially offset higher intercompany IT charges and non-cash stock compensation costs.

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

Financial information relating to our Services Segment for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three months ended June 30,			Six months ended June 30,
(in thousands, except percentages)	2020	2019	% Change	2020	2019	% Change
REVENUES
Core commissions and fees	$42,930	$50,763	(15.4%)	$87,382	$100,207	(12.8%)
Profit-sharing contingent commissions	—	—	—%	—	—	—%
Guaranteed supplemental commissions	—	—	—%	—	—	—%
Investment income	—	34	(100.0%)	—	82	(100.0%)
Other income, net	—	—	—%	—	—	—%
Total revenues	42,930	50,797	(15.5%)	87,382	100,289	(12.9%)
EXPENSES
Employee compensation and benefits	22,060	23,381	(5.6%)	44,351	45,808	(3.2%)
Other operating expenses	11,649	15,110	(22.9%)	23,983	30,440	(21.2%)
(Gain)/loss on disposal	—	—	—%	—	—	—%
Amortization	1,390	1,396	(0.4%)	2,780	2,699	3.0%
Depreciation	353	303	16.5%	704	587	19.9%
Interest	1,042	1,203	(13.4%)	2,133	2,075	2.8%
Change in estimated acquisition earn-out payables	—	136	(100.0%)	(3,085)	235	NMF
Total expenses	36,494	41,529	(12.1%)	70,866	81,844	(13.4%)
Income before income taxes	$6,436	$9,268	(30.6%)	$16,516	$18,445	(10.5%)
Income Before Income Taxes Margin (1)	15.0%	18.2%		18.9%	18.4%
EBITDAC (2)	$9,221	$12,306	(25.1%)	$19,048	$24,041	(20.8%)
EBITDAC Margin (2)	21.5%	24.2%		21.8%	24.0%
Organic Revenue growth rate (2)	(15.4%)	(4.1%)		(14.3%)	(1.9%)
Employee compensation and benefits relative to total revenues	51.4%	46.0%		50.8%	45.7%
Other operating expenses relative to total revenues	27.1%	29.7%		27.4%	30.4%
Capital expenditures	$206	$222	(7.2%)	$473	$331	42.9%
Total assets at June 30,				$464,905	$466,162	(0.3%)

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The Services Segment’s total revenues for the three months ended June 30, 2020 decreased 15.5%, or $7.9 million, as compared to the same period in 2019, to $42.9 million. The $7.8 million net decrease in core commissions and fees revenue was driven primarily by lower claims, and net new and renewal business. The Services Segment’s total commissions and fees declined 15.4%, and Organic Revenue declined 15.4% for the second quarter of 2020. Organic Revenue declined primarily due to: (i) lower claims in our Social Security advocacy businesses; (ii) lower claims due to shelter-in-place measures implemented in response to COVID-19; (iii) a prior year terminated customer contract in one of our claims processing businesses; and (iv) lower weather-driven claims.

Income before income taxes for the three months ended June 30, 2020 decreased 30.6%, or $2.8 million, as compared to the same period in 2019, to $6.4 million. Income before income taxes decreased substantially in line with EBITDAC, with a slight impact of lower intercompany interest expense and a change in estimated acquisition earn-out payables.

EBITDAC for the three months ended June 30, 2020 decreased 25.1%, or $3.1 million, from the same period in 2019, to $9.2 million. EBITDAC Margin for the three months ended June 30, 2020 decreased to 21.5% from 24.2% in the same period in 2019. The decreases in EBITDAC and EBITDAC Margin were driven primarily by: (i) the profit associated with the mix of lower Organic Revenue; and (ii) higher intercompany IT expenses; which were partially offset by (iii) managing our variable costs in response to COVID-19.

The Services Segment’s total revenues for the six months ended June 30, 2020 decreased 12.9%, or $12.9 million, over the same period in 2019, to $87.4 million. The $12.8 million net decrease in core commissions and fees revenue was driven primarily by: (i) a decrease of $14.3 million related to lower claims, net new and renewal business; offset by (ii) $1.5 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2019. The Services Segment’s total commissions and fees declined 12.8%, and Organic Revenue declined 14.3% for the first six months of 2020. The decline in Organic Revenue was caused primarily by (i) lower claims and pricing in our Social Security advocacy businesses; (ii) lower claims due to shelter-in-place measures implemented in response to COVID-19; (iii) a prior year terminated customer contract in one of our claims processing businesses; and (iv) lower weather-driven claims.

Income before income taxes for the six months ended June 30, 2020 increased 10.5%, or $1.9 million, from the same period in 2019, to $16.5 million. The increase was driven by a change in estimated acquisition earn-out payables, which offset lower Organic Revenues and the drivers of EBITDAC described below.

EBITDAC for the six months ended June 30, 2020 decreased 20.8%, or $5.0 million, from the same period in 2019, to $19.0 million. EBITDAC Margin for the six months ended June 30, 2020 decreased to 21.8% from 24.0% in the same period in 2019. The decreases in EBITDAC and EBITDAC Margin were driven primarily by (i) the profit associated with the mix of lower Organic Revenue; (ii) higher intercompany IT expenses; and (iii) partially offset by managing our variable costs in response to COVID-19.

Other

As discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements, the “Other” column in the Segment Information table includes any income and expenses not allocated to reportable segments, and corporate-related items, including the intercompany interest expense charges to reporting segments.

LIQUIDITY AND CAPITAL RESOURCES

The Company seeks to maintain a conservative balance sheet and strong liquidity profile. Our capital requirements to operate as an insurance intermediary are low and we have been able to grow and invest in our business principally through cash that has been generated from operations. We have the ability to utilize our existing Revolving Credit Facility, which as of June 30, 2020 provided up to $600.0 million in available cash. We believe that we have access to additional funds, if needed, through the capital markets or private placements to obtain further debt financing under the current market conditions. The Company believes that its existing cash, cash equivalents, short-term investment portfolio and funds generated from operations, together with the funds available under the Revolving Credit Facility, will be sufficient to satisfy our normal liquidity needs, including principal payments on our long-term debt, for at least the next 12 months.

During the second quarter of 2020, the Company borrowed $250.0 million under the Revolving Credit Facility. The proceeds were used in conjunction with the payment of the purchase price for the previously announced acquisition LP Insurance Services LLC and for additional liquidity to further strengthen the Company’s financial position in the event cash receipts from customers or carrier partners are delayed due to the COVID-19 pandemic. As of June 30, 2020, the Company had repaid $150.0 million of $250.0 million borrowed under the Revolving Credit Facility during the second quarter of 2020. As of June 30, 2020, the Company has access to $600.0 million of additional borrowings under the Revolving Credit Facility. The Revolving Credit Facility contains an expansion option for up to an additional $500.0 million of borrowing capacity, subject to the approval of participating lenders. In addition, under Term Loan Credit Agreement, the unsecured term loan in the initial amount of $300.0 million may be increased by up to $150.0 million, subject to the approval of participating lenders. Including the expansion options under all existing credit agreements, the Company has access to up to $1.3 billion of incremental borrowing capacity as of June 30, 2020.

Contractual Cash Obligations

As of June 30, 2020, our contractual cash obligations were as follows:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$1,637,500	$62,500	$530,000	$695,000	$350,000
Other liabilities (1)	86,330	3,917	11,388	5,913	65,112
Operating leases (2)	264,284	50,379	89,714	61,239	62,952
Interest obligations	253,407	48,964	87,802	58,235	58,406
Unrecognized tax benefits	1,975	—	1,975	—	—
Maximum future acquisition contingency payments (3)	446,454	46,481	399,973	—	—
Total contractual cash obligations (4)	$2,689,950	$212,241	$1,120,852	$820,387	$536,470
(1)	Includes the current portion of other long-term liabilities.
(2)	Includes $22.9 million of future lease commitments not reflected on the balance sheet.
(3)

Includes (a) $218.5 million of current and non-current estimated earn-out payables, and (b) $25.0 million of this balances is not subject to any further contingency as a result of the amendment dated as of July 27, 2020 by and among the Company, The Hays Group, Inc., and certain of their affiliates, to the asset purchase agreement, dated as of October 22, 2018.

(4)

Does not include approximately $60.0 million of deferred federal and state income and employer-only payroll tax payments related to the CARES Act. The Company paid $50.0 million of federal and state income tax payments in the third quarter of 2020. A total of $10.0 million of deferred employer-only payroll taxes is expected to be paid in equal installments each in December 2021 and December 2022.

Debt

Total debt at June 30, 2020 was $1,628.9 million net of unamortized discount and debt issuance costs, which was an increase of $73.6 million compared to December 31, 2019. The increase includes (i) an incremental drawdown on the Revolving Credit Facility of $100.0 million during the second quarter of 2020; (ii) net of the amortization of discounted debt related to our various unsecured Senior Notes, and debt issuance cost amortization of $1.1 million; offset by (iii) the repayment of the principal balance of $27.5 million for scheduled principal amortization balances related to our various existing floating rate debt term notes.

As of June 30, 2020, the Company has repaid $20.0 million of principal related to the Amended and Restated Credit Agreement term loan through quarterly scheduled amortized principal payments each equaling $10.0 million on March 31, 2020 and June 30, 2020, respectively. The Amended and Restated Credit Agreement term loan had an outstanding balance of $310.0 million as of June 30, 2020. The Company’s next scheduled amortized principal payment is due September 30, 2020 and is equal to $10.0 million.

As of June 30, 2020, the Company has repaid $7.5 million of principal related to the Term Loan Credit Agreement through quarterly scheduled amortized principal payments each equaling $3.8 million on March 31, 2020 and June 30, 2020, respectively. The Term Loan Credit Agreement had an outstanding balance of $277.5 million as of June 30, 2020. The Company’s next scheduled amortized principal payment is due September 30, 2020 and is equal to $3.8 million.

On April 30, 2020, the Company borrowed $250.0 million under the Revolving Credit Facility. The proceeds were used in conjunction with the payment of the purchase price for the previously announced acquisition of LP Insurance Services LLC and for additional liquidity to further strengthen the Company’s financial position and balance sheet in the event cash receipts from customers or carrier partners are delayed due to the COVID-19 pandemic. On June 30, 2020, the Company repaid $150.0 million on the Revolving Credit Facility. As of June 30, 2020, the Company had borrowings under the Revolving Credit Facility of $200.0 million.

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

Our invested assets are held primarily as cash and cash equivalents, restricted cash, available-for-sale marketable debt securities, non-marketable debt securities, certificates of deposit, U.S. treasury securities, and professionally managed short duration fixed income funds. These investments are subject to interest rate risk. The fair values of our invested assets at June 30, 2020 and December 31, 2019, approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.

We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date.

As of June 30, 2020, we had $787.5 million of borrowings outstanding under our various term loans, which bear interest on a floating basis tied to the London Interbank Offered Rate (“LIBOR”) and therefore can result in changes to our associated interest expense. The effect of an immediate hypothetical 10% change in interest rates would not have a material effect on our Condensed Consolidated Financial Statements. As of July 2017, the UK Financial Conduct Authority has urged banks and institutions to discontinue their use of the LIBOR benchmark rate for floating rate debt, and other financial instruments tied to the rate after 2021. The Alternative Reference Rates Committee (“ARRC”) have recommended the Secured Overnight Financing Rate (“SOFR”) as the best alternative rate to LIBOR post discontinuance and has proposed a transition plan and timeline designed to encourage the adoption of SOFR from LIBOR.

The Company is currently evaluating the transition from LIBOR as an interest rate benchmark to other potential alternative reference rates, including but not limited to the SOFR interest rate. Management will continue to actively assess the related opportunities and risks associated with the transition and monitor related proposals and guidance published by ARRC and other alternative-rate initiatives, with an expectation that the Company will be prepared for a termination of LIBOR benchmarks after 2021.

We are subject to exchange rate risk primarily in our U.K.-based wholesale brokerage business that has a cost base principally denominated in British pounds and a revenue base in several other currencies, but principally in U.S. dollars, and in our Canadian MGA business that has substantially all of its revenues and cost base denominated in Canadian Dollars. Based upon our foreign currency rate exposure as of June 30, 2020, an immediate 10% hypothetical change of foreign currency exchange rates would not have a material effect on our Condensed Consolidated Financial Statements.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation (the “Evaluation”) required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of June 30, 2020. Based upon the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

ITEM 1. Legal Proceedings

In Item 3 of Part I of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2019, certain information concerning litigation claims arising in the ordinary course of business was disclosed. Such information was current as of the date of filing. During the Company’s fiscal quarter ended June 30, 2020, no new legal proceedings, or material developments with respect to existing legal proceedings, occurred which require disclosure in this Quarterly Report on Form 10-Q.

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

In December 2019, a novel strain of coronavirus, COVID-19, surfaced. Since then, COVID-19 has spread across the world, and has been declared a pandemic by the World Health Organization. The global outbreak of COVID-19 continues to rapidly evolve. The COVID-19 pandemic has created significant volatility, uncertainty and economic disruption, which could adversely affect our business and may materially and adversely affect our financial condition, results of operations and cash flows. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the ultimate geographic spread and severity of COVID-19; the duration of the pandemic; business closures, travel restrictions, social distancing and other actions taken to contain and treat COVID-19; the effectiveness of actions taken to contain and treat the virus; the impact of the pandemic on economic activity; the extent and duration of the effect on customer demand and buying patterns; and any impairment in value of our tangible or intangible assets which could be recorded as a result of a weaker economic conditions. In addition, if the pandemic continues to create disruptions or turmoil in the credit or financial markets, or impacts our credit ratings, it could adversely affect our ability to access capital on favorable terms and continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted.

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

• a delay in cash payments to us from customers or carrier partners due to COVID-19, which could negatively impact our financial condition;

•	travel restrictions and quarantines leading to a lack of in-person meetings, which would hinder our ability to establish relationships or originate new business;
•	alternative working arrangements, including teammates working remotely, which could negatively impact our business should such arrangements remain for an extended period of time; and
•

failure of third parties upon which we rely to meet their obligations to us, or significant disruptions in their ability to meet those obligations in a timely manner, which may be caused by their own financial or operational difficulties.

We cannot predict the impact that COVID-19 will have on our customers, insurance carriers, suppliers, and other third party contractors, and each of their financial conditions; however, any material effect on these parties could adversely impact us. Even after the COVID-19 outbreak has subsided, we may experience materially adverse impacts to our business as a result of the virus’ global economic impact. Further, COVID-19 may affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks to our operations.

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

To mitigate the economic impact caused by COVID-19, certain governmental entities have declared or proposed a “grace period” on the collection of insurance premiums. It is unclear the impact this would have on our commission revenues, typically calculated as a percentage of premium. It is possible that such grace periods could delay our receipt of revenues as we continue to incur compensation and operating expenses related to serving our clients. In addition, certain governmental entities have proposed requiring underwriting enterprises to pay business interruption and workers’ compensation claims for COVID-19 losses despite applicable policy exclusions. Retroactively expanding business interruption or other coverages could materially negatively affect underwriting enterprises, reduce the availability of insurance coverage, and negatively affect our ability to generate commission revenues from such policies as well as supplemental and contingent commissions from underwriting enterprises. Other legislation under consideration would require underwriting enterprises to return premiums to clients on certain lines of coverage. While it is unclear the impact such legislation would have on us, it is possible we could be asked to disgorge commission revenues related to such premiums.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our repurchase of shares of our common stock during the three months ended June 30, 2020:

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum value that may yet be purchased under the plans or programs (2)
April 1, 2020 to April 30, 2020	21,565	$36.24	—	$459,852,961
May 1, 2020 to May 31,2020	190	35.63	—	459,852,961
June 1, 2020 to June 30, 2020	4,290	40.86	—	459,852,961
Total	26,045	$36.99	—	$459,852,961

(1)	We purchased 26,045 shares during the quarter ended June 30, 2020, which were acquired from our employees to cover required tax withholdings on the vesting of shares in our equity compensation plans.
(2)

On May 1, 2019, the Board of Directors approved an additional repurchase authorization amount of $372.5 million to bring the total available share repurchase authorization to approximately $500.0 million. After completing these open market share repurchases, the Company’s outstanding Board approved share repurchase authorization is approximately $459.9 million. Between January 1, 2014 and June 30, 2020, the Company repurchased a total of approximately 15.5 million shares for an aggregate cost of approximately $537.7 million.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in inline XBRL, include: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in inline XBRL and included in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN & BROWN, INC.

/s/ R. Andrew Watts
Date: July 29, 2020	R. Andrew Watts
Executive Vice President, Chief Financial Officer and Treasurer
(duly authorized officer, principal financial officer and principal accounting officer)