Form 10-Q
period 2020-09-30
BROWN & BROWN, INC.
filed 2020-10-27
CIK 79282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

The number of shares of the Registrant’s common stock, $0.10 par value, outstanding as of October 26, 2020 was 284,059,040.

BROWN & BROWN, INC.

Disclosure Regarding Forward-Looking Statements

Brown & Brown, Inc., together with its subsidiaries (collectively, “we,” “Brown & Brown” or the “Company”), makes “forward-looking statements” within the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995, as amended, throughout this report and in the documents we incorporate by reference into this report , including those relating to the potential effects of the COVID-19 pandemic (“COVID-19”) on the Company’s business, operations, financial performance and prospects. You can identify these statements by forward-looking words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “plan” and “continue” or similar words. We have based these statements on our current expectations about potential future events. Although we believe the expectations expressed in the forward-looking statements included in this Quarterly Report on Form 10-Q and the reports, statements, information and announcements incorporated by reference into this report are based upon reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. Further, statements about the effects of COVID-19 on our business, operations, financial performance and prospects may constitute forward-looking statements and are subject to the risk that the actual impacts may differ, possibly materially, from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable and in many cases beyond our control, including the scope and duration of COVID-19, actions taken by governmental authorities in response to COVID-19, and the direct and indirect impact of COVID-19 on our customers, insurance carriers, third parties and us. Many of these factors have previously been identified in filings or statements made by us or on our behalf. Important factors which could cause our actual results to differ materially from the forward-looking statements in this report include but are not limited to the following items, in addition to those matters described in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

•

COVID-19 and the resulting governmental and societal responses, the severity and duration of COVID-19, and the resulting impact on the U.S. economy, the global economy, and the Company’s business, liquidity, customers, insurance carriers and third parties;

•	The upcoming U.S. presidential election;
•	The inability to retain or hire qualified employees, as well as the loss of any of our executive officers or other key employees;
•

Acquisition-related risks that could negatively affect the success of our growth strategy, including the possibility that we may not be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into our operations, and expand into new markets;

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

•	Adverse economic conditions, natural disasters, or regulatory changes in states where we have a high concentration of our business;
•	The inability to maintain our culture or a change in management, management philosophy or our business strategy;
•	Risks facing us in our Services Segment, including our third-party claims administration operations, that are distinct from those we face in our insurance intermediary operations;
•	Our failure to comply with any covenants contained in our debt agreements;
•	The possibility that covenants in our debt agreements could prevent us from engaging in certain potentially beneficial activities;
•	Changes in estimates, judgments or assumptions used in the preparation of our financial statements;
•	Improper disclosure of confidential information;
•	The limitations of our system of disclosure and internal controls and procedures in preventing errors or fraud, or in informing management of all material information in a timely manner;
•	The potential adverse effect of certain actual or potential claims, regulatory actions or proceedings on our businesses, results of operations, financial condition or liquidity;
•	Changes in the U.S.-based credit markets that might adversely affect our business, results of operations and financial condition;
•	The significant control certain existing shareholders have over the Company;

•	Risks related to our international operations, which may require more time and expense than our domestic operations to achieve or maintain profitability;
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

PART I — FINANCIAL INFORMATION

ITEM 1 — Financial Statements (Unaudited)

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share data)	2020	2019	2020	2019
REVENUES
Commissions and fees	$671,396	$617,363	$1,966,056	$1,807,758
Investment income	349	1,668	1,844	4,274
Other income, net	2,217	(348)	3,364	1,150
Total revenues	673,962	618,683	1,971,264	1,813,182
EXPENSES
Employee compensation and benefits	362,767	331,120	1,058,907	973,567
Other operating expenses	91,403	96,409	274,103	283,242
(Gain)/loss on disposal	(994)	(3,815)	(1,285)	(4,326)
Amortization	27,059	26,272	80,190	78,418
Depreciation	6,647	5,815	18,836	17,516
Interest	13,234	16,314	42,334	47,805
Change in estimated acquisition earn-out payables	15,318	(5,270)	4,996	(6,920)
Total expenses	515,434	466,845	1,478,081	1,389,302
Income before income taxes	158,528	151,838	493,183	423,880
Income taxes	24,549	36,332	110,020	101,885
Net income	$133,979	$115,506	$383,163	$321,995
Net income per share:
Basic	$0.47	$0.41	$1.35	$1.14
Diluted	$0.47	$0.41	$1.35	$1.14
Dividends declared per share	$0.085	$0.080	$0.255	$0.240

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except per share data)	September 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$1,070,190	$542,174
Restricted cash and investments	431,651	420,801
Short-term investments	18,216	12,325
Premiums, commissions and fees receivable	1,020,522	942,834
Reinsurance recoverable	107,464	58,505
Prepaid reinsurance premiums	397,615	366,021
Other current assets	118,030	152,142
Total current assets	3,163,688	2,494,802
Fixed assets, net	187,611	148,627
Operating lease assets	186,304	184,288
Goodwill	4,123,943	3,746,094
Amortizable intangible assets, net	977,202	916,768
Investments	24,738	27,378
Other assets	131,893	104,864
Total assets	$8,795,379	$7,622,821
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Premiums payable to insurance companies	$1,092,461	$1,014,317
Losses and loss adjustment reserve	107,464	58,505
Unearned premiums	397,615	366,021
Premium deposits and credits due customers	116,892	113,841
Accounts payable	147,208	99,960
Accrued expenses and other liabilities	312,501	337,717
Current portion of long-term debt	66,250	55,000
Total current liabilities	2,240,391	2,045,361
Long-term debt less unamortized discount and debt issuance costs	2,042,674	1,500,343
Operating lease liabilities	172,581	167,855
Deferred income taxes, net	332,900	328,277
Other liabilities	304,823	230,706
Shareholders’ Equity:
Common stock, par value $0.10 per share; authorized 560,000 shares; issued 299,371 shares and outstanding 283,745 shares at 2020, issued 297,106 shares and outstanding 281,655 shares at 2019 - in thousands.	29,937	29,711
Additional paid-in capital	763,749	716,049
Treasury stock, at cost at 15,626 shares at 2020, 15,451 shares at 2019, respectively - in thousands	(543,556)	(536,243)
Retained earnings	3,451,880	3,140,762
Total shareholders’ equity	3,702,010	3,350,279
Total liabilities and shareholders’ equity	$8,795,379	$7,622,821

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Common Stock
(in thousands, except per share data)	Shares	Par Value	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total
Balance at December 31, 2019	297,106	$29,711	$716,049	$(536,243)	$3,140,762	$3,350,279
Net income					152,400	152,400
Net unrealized holding (loss) gain on available-for- sale securities			194		99	293
Common stock issued for employee stock benefit plans	1,828	182	2,018			2,200
Purchase of treasury stock				(1,429)		(1,429)
Cash dividends paid ($0.085 per share)					(23,902)	(23,902)
Balance at March 31, 2020	298,934	$29,893	$718,261	$(537,672)	$3,269,359	$3,479,841
Net income					96,784	96,784
Net unrealized holding (loss) gain on available-for- sale securities			384		(69)	315
Common stock issued for employee stock benefit plans	(73)	(7)	20,082			20,075
Common stock issued for agency acquisitions	274	27	9,973			10,000
Common stock issued to directors	16	2	585			587
Cash dividends paid ($0.085 per share)					(24,084)	(24,084)
Balance at June 30, 2020	299,151	$29,915	$749,285	$(537,672)	$3,341,990	$3,583,518
Net income					133,979	133,979
Net unrealized holding (loss) gain on available-for- sale securities			(51)		—	(51)
Common stock issued for employee stock benefit plans	106	10	9,407			9,417
Common stock issued for agency acquisitions	114	12	5,108			5,120
Purchase of treasury stock				(5,884)		(5,884)
Cash dividends paid ($0.085 per share)					(24,089)	(24,089)
Balance at September 30, 2020	299,371	29,937	763,749	(543,556)	3,451,880	3,702,010

Balance at December 31, 2018	293,380	$29,338	$615,180	$(477,572)	$2,833,622	$3,000,568
Net income					113,896	113,896
Net unrealized holding (loss) gain on available-for- sale securities			106			106
Common stock issued for employee stock benefit plans	2,465	246	5,963			6,209
Cash dividends paid ($0.080 per share)					(22,348)	(22,348)
Balance at March 31, 2019	295,845	$29,584	$621,249	$(477,572)	$2,925,170	$3,098,431
Net income					92,593	92,593
Net unrealized holding (loss) gain on available-for- sale securities			205		(24)	181
Common stock issued for employee stock benefit plans	(54)	(5)	11,084			11,079
Purchase of treasury stock			20,000	(20,000)		—
Common stock issued to directors	28	3	877			880
Cash dividends paid ($0.080 per share)					(22,533)	(22,533)
Balance at June 30, 2019	295,819	$29,582	$653,415	$(497,572)	$2,995,206	$3,180,631
Net income					115,506	115,506
Net unrealized holding (loss) gain on available-for- sale securities			8		13	21
Common stock issued for employee stock benefit plans	748	75	30,583			30,658
Common stock issued for agency acquisitions	569	57	19,943			20,000
Purchase of treasury stock				(9,742)		(9,742)
Cash dividends paid ($0.080 per share)					(22,551)	(22,551)
Balance at September 30, 2019	297,136	29,714	703,949	(507,314)	3,088,174	3,314,523

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
(in thousands)	2020	2019
Cash flows from operating activities:
Net income	$383,163	$321,995
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	80,190	78,418
Depreciation	18,836	17,516
Non-cash stock-based compensation	43,465	34,679
Change in estimated acquisition earn-out payables	4,996	(6,920)
Deferred income taxes	4,598	6,172
Amortization of debt discount and disposal of deferred financing costs	1,619	1,521
Amortization (accretion) of discounts and premiums, investment	26	(11)
Net (gain)/loss on sales of investments, fixed assets and customer accounts	(720)	(4,108)
Payments on acquisition earn-outs in excess of original estimated payables	(1,199)	(351)
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Premiums, commissions and fees receivable (increase) decrease	(63,124)	(41,078)
Reinsurance recoverables (increase) decrease	(48,959)	(244,391)
Prepaid reinsurance premiums (increase) decrease	(31,594)	(45,645)
Other assets (increase) decrease	4,071	(23,105)
Premiums payable to insurance companies increase (decrease)	58,986	43,055
Premium deposits and credits due customers increase (decrease)	1,823	12,335
Losses and loss adjustment reserve increase (decrease)	48,959	244,575
Unearned premiums increase (decrease)	31,594	45,645
Accounts payable increase (decrease)	53,041	22,086
Accrued expenses and other liabilities increase (decrease)	(22,458)	(22,462)
Other liabilities increase (decrease)	(27,725)	7,194
Net cash provided by operating activities	539,588	447,120
Cash flows from investing activities:
Additions to fixed assets	(55,820)	(47,358)
Payments for businesses acquired, net of cash acquired	(402,358)	(288,393)
Proceeds from sales of fixed assets and customer accounts	8,622	3,499
Purchases of investments	(10,129)	(15,769)
Proceeds from sales of investments	7,434	8,385
Net cash used in investing activities	(452,251)	(339,636)
Cash flows from financing activities:
Payments on acquisition earn-outs	(9,859)	(7,514)
Proceeds from long-term debt	700,000	350,000
Payments on long-term debt	(41,250)	(36,250)
Deferred debt issuance costs	(6,788)	(3,701)
Borrowings on revolving credit facility	250,000	100,000
Payments on revolving credit facilities	(350,000)	(350,000)
Issuances of common stock for employee stock benefit plans	29,940	24,948
Repurchase shares to fund tax withholdings for non-cash stock-based compensation	(41,126)	(10,794)
Purchase of treasury stock	(7,313)	(29,742)
Settlement (prepayment) of accelerated share repurchase program	—	20,000
Cash dividends paid	(72,075)	(67,432)
Net cash provided by (used in) financing activities	451,529	(10,485)
Net increase in cash and cash equivalents inclusive of restricted cash	538,866	96,999
Cash and cash equivalents inclusive of restricted cash at beginning of period	962,975	777,596
Cash and cash equivalents inclusive of restricted cash at end of period	$1,501,841	$874,595

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

Recently Issued Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The amendments provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. We are currently evaluating our contracts and the available expedients provided by the new standard; however, the Company can assert there is no impact to any carrying value of assets or liabilities aside from our floating-rate debt instruments that are indexed to LIBOR and are carried at amortized cost. Any further impact of adoption will be in determining the new periodic floating interest rate indexed to our floating-rate debt instruments with no impact on the balance sheet upon adoption.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. The standard removes specific exceptions in the current rules and eliminates the need for an organization to analyze whether the following apply in a given period: (a) exception to the incremental approach for intra-period tax allocation; (b) exceptions to accounting for basis differences when there are ownership changes in foreign investments and (c) exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The standard also is designed to improve financial statement preparers’ application of income tax-related guidance and simplify GAAP for (a) franchise taxes that are partially based on income; (b) transactions with a government that result in a step-up in the tax basis of goodwill; (c) separate financial statements of legal entities that are not subject to tax and (d) enacted changes in tax laws in interim periods. The standard takes effect for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company does not expect that adopting this standard will have a material impact on the Company’s financial position.

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

NOTE 3 Revenues

The following tables present the revenues disaggregated by revenue source:

	Three months ended September 30, 2020
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other (8)	Total
Base commissions (1)	$265,028	$116,184	$80,442	$—	$—	$461,654
Fees (2)	70,440	45,722	17,803	43,497	(323)	177,139
Incentive commissions (3)	13,913	215	326	—	14	14,468
Profit-sharing contingent commissions (4)	6,359	5,499	1,881	—	—	13,739
Guaranteed supplemental commissions (5)	3,591	182	623	—	—	4,396
Investment income (6)	19	205	45	—	80	349
Other income, net (7)	123	11	119	—	1,964	2,217
Total Revenues	$359,473	$168,018	$101,239	$43,497	$1,735	$673,962

	Nine months ended September 30, 2020
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other (8)	Total
Base commissions (1)	$805,245	$314,344	$206,218	$—	$—	$1,325,807
Fees (2)	193,664	115,736	50,278	130,879	(968)	489,589
Incentive commissions (3)	78,607	436	2,710	—	14	81,767
Profit-sharing contingent commissions (4)	29,380	20,478	6,476	—	—	56,334
Guaranteed supplemental commissions (5)	11,429	(525)	1,655	—	—	12,559
Investment income (6)	143	597	141	—	963	1,844
Other income, net (7)	1,056	32	312	—	1,964	3,364
Total Revenues	$1,119,524	$451,098	$267,790	$130,879	$1,973	$1,971,264

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

Contract Assets and Liabilities

The balances of contract assets and contract liabilities arising from contracts with customers as of September 30, 2020 and December 31, 2019 were as follows:

(in thousands)	September 30, 2020	December 31, 2019
Contract assets	$319,869	$289,609
Contract liabilities	$54,881	$58,126

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

As of September 30, 2020, deferred revenue consisted of $37.5 million as current portion to be recognized within one year and $17.4 million in long term to be recognized beyond one year. As of December 31, 2019, deferred revenue consisted of $41.2 million as current portion to be recognized within one year and $16.9 million in long-term deferred revenue to be recognized beyond one year.

During the nine months ended September 30, 2020, the net amount of revenue recognized related to performance obligations satisfied in a previous period was $7.5 million, consisting of $16.7 million of additional variable consideration received on our supplemental commissions, offset by $7.1 million of revised estimates related to variable consideration on policies where the exposure units are expected to be impacted by the COVID-19 pandemic (“COVID-19”) and $2.1 million of other adjustments.

Other Assets and Deferred Cost

Incremental cost to obtain - The Company defers certain costs to obtain customer contracts primarily as they relate to commission-based compensation plans in the Retail Segment, in which the Company pays an incremental amount of compensation on new business. These incremental costs are deferred and amortized over a 15-year period. The cost to obtain balance within the other assets caption in the Company's Condensed Consolidated Balance Sheet was $38.6 million and $26.9 million as of September 30, 2020 and December 31, 2019, respectively. For the nine months ended September 30, 2020, the Company deferred $13.5 million of incremental cost to obtain customer contracts. The Company recorded an expense of $1.8 million associated with the incremental cost to obtain customer contracts for the nine months ended September 30, 2020.

Cost to fulfill - The Company defers certain costs to fulfill contracts and recognizes these costs as the associated performance obligations are fulfilled. The cost to fulfill balance within the other current assets caption in the Company's Condensed Consolidated Balance Sheet as of September 30, 2020 was $72.7 million, which is inclusive of deferrals from businesses acquired in the current year. The cost to fulfill balance as of December 31, 2019 was $73.3 million. For the nine months ended September 30, 2020, the Company had net expense of $1.2 million related to the release of previously deferred contract fulfillment costs associated with performance obligations that were satisfied in the period, net of current year deferrals for costs incurred that related to performance obligations yet to be fulfilled.

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

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Net income	$133,979	$115,506	$383,163	$321,995
Net income attributable to unvested awarded performance stock	(3,740)	(3,772)	(12,634)	(10,386)
Net income attributable to common shares	$130,239	$111,734	$370,529	$311,609
Weighted average number of common shares outstanding – basic	283,426	282,178	283,139	281,505
Less unvested awarded performance stock included in weighted average number of common shares outstanding – basic	(7,911)	(9,216)	(9,336)	(9,080)
Weighted average number of common shares outstanding for basic net income per common share	275,515	272,962	273,803	272,425
Dilutive effect of stock options	1,418	2,113	1,535	2,104
Weighted average number of shares outstanding – diluted	276,933	275,075	275,338	274,529
Net income per share:
Basic	$0.47	$0.41	$1.35	$1.14
Diluted	$0.47	$0.41	$1.35	$1.14

NOTE 5 Business Combinations

During the nine months ended September 30, 2020, Brown & Brown acquired the assets and assumed certain liabilities of thirteen insurance intermediaries and three books of business (customer accounts) for a total of sixteen acquisitions. Additionally, adjustments were recorded to the purchase price allocation of certain prior acquisitions completed within the last 12 months as permitted by Accounting Standards Codification Topic 805 — Business Combinations (“ASC 805”). Such adjustments are presented in the “Other” category within the following two tables. The recorded purchase price for all acquisitions includes an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations will be recorded in the Condensed Consolidated Statements of Income when incurred.

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

Based on the acquisition date and the complexity of the underlying valuation work, certain amounts included in the Company’s Condensed Consolidated Financial Statements may be provisional and thus subject to further adjustments within the permitted measurement period, as defined in ASC 805. For the nine months ended September 30, 2020, adjustments were made within the permitted measurement period that resulted in an increase in the aggregate purchase price of the affected acquisitions of $3.5 million relating to the assumption of certain liabilities. These measurement period adjustments have been reflected as current period adjustments in the nine months ended September 30, 2020 in accordance with the guidance in ASU 2015-16 “Business Combinations.” The measurement period adjustments primarily impacted goodwill, with no effect on earnings or cash in the current period.

Cash paid for acquisitions was $402.4 million during the nine months ended September 30, 2020. The Company completed sixteen acquisitions (including book of business purchases) during the nine months ended September 30, 2020. The Company completed eighteen acquisitions (including book of business purchases) during the nine months ended September 30, 2019.

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

(in thousands)
Name	Business segment	Effective date of acquisition	Cash paid	Common Stock Issued	Other payable	Recorded earn-out payable	Net assets acquired	Maximum potential earn- out payable
Special Risk Insurance Managers Ltd. (Special Risk)	National Programs	January 1, 2020	$70,156	$—	$—	$9,859	$80,015	$14,650
Texas All Risk General Agency, Inc. et al (Texas Risk)	Wholesale Brokerage	January 1, 2020	10,511	—	159	310	10,980	1,150
The Colonial Group, Inc. et al (Colonial)	Wholesale Brokerage	March 1, 2020	29,037	—	527	5,639	35,203	10,150
RLA Insurance Intermediaries, LLC (RLA)	Wholesale Brokerage	March 1, 2020	42,496	—	786	9,970	53,252	22,500
Dealer Financial Services of N.C., LLC d/b/a The Sterling Group (Sterling)	Retail	April 1, 2020	19,341	—	300	2,840	22,481	5,400
LP Insurance Services, LLC (LP)	National Programs	May 1, 2020	115,948	10,000	318	42,993	169,259	75,850
First Resource, Inc. (First)	Retail	July 1, 2020	10,700	—	450	3,776	14,926	5,800
Buiten & Associates, LLC (Buiten)	Retail	August 1, 2020	38,225	—	1,175	7,448	46,848	14,175
Amity Insurance Agency, Inc. (Amity)	Retail	August 1, 2020	14,820	2,000	200	1,860	18,880	4,060
Frank E. Neal & Co., Inc. (Neal)	Retail	September 1, 2020	32,589	3,120	345	5,732	41,786	10,325
BrookStone Insurance Group, LLC (BrookStone)	Retail	September 1, 2020	12,030	—	—	1,058	13,088	1,878
Other	Various	Various	6,505	—	90	5,360	11,955	5,840
Total			$402,358	$15,120	$4,350	$96,845	$518,673	$171,778

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition and adjustments made during the measurement period of the prior year acquisitions.

(in thousands)	Special Risk	Texas Risk	Colonial	RLA	Sterling	LP	First
Cash	$—	$—	$—	$—	$—	$—	$—
Other current assets	1,702	446	1,344	—	612	3,528	302
Fixed assets	346	27	59	54	16	1,877	1
Goodwill	63,132	8,940	25,719	51,285	14,816	115,200	9,523
Purchased customer accounts	14,286	3,222	9,393	12,875	7,196	48,633	5,095
Non-compete agreements	136	25	43	481	21	31	21
Other assets	—	—	—	—	—	—	—
Total assets acquired	79,602	12,660	36,558	64,695	22,661	169,269	14,942
Other current liabilities	413	(1,680)	(1,355)	(11,443)	(180)	(10)	(16)
Other liabilities	—	—	—	—	—	—
Total liabilities assumed	413	(1,680)	(1,355)	(11,443)	(180)	(10)	(16)
Net assets acquired	$80,015	$10,980	$35,203	$53,252	$22,481	$169,259	$14,926

(in thousands)	Buiten	Amity	Neal	BrookStone	Other	Total
Cash	$—	$—	$—	$—	$—	$—
Other current assets	2,595	653	2,337	364	911	14,794
Fixed assets	43	58	46	23	—	2,550
Goodwill	33,641	15,454	29,203	9,031	2,689	378,633
Purchased customer accounts	11,323	5,614	13,225	3,689	5,334	139,885
Non-compete agreements	91	21	31	21	52	974
Other assets	—	—	—	—	3,088	3,088
Total assets acquired	47,693	21,800	44,842	13,128	12,074	539,924
Other current liabilities	(845)	(2,920)	(3,056)	(40)	(119)	(21,251)
Other liabilities	—	—	—	—	—	—
Total liabilities assumed	(845)	(2,920)	(3,056)	(40)	(119)	(21,251)
Net assets acquired	$46,848	$18,880	$41,786	$13,088	$11,955	$518,673

The other column represents current year acquisitions with total net assets acquired of less than $10.0 million and adjustments from prior year acquisitions that were made within the permitted measurement period.

The weighted average useful lives for the acquired amortizable intangible assets are as follows: purchased customer accounts, 15 years; and non-compete agreements, 5 years.

Goodwill of $378.6 million, which is net of any opening balance sheet adjustments within the allowable measurement period, was allocated to the Retail, National Programs, Wholesale Brokerage and Services Segments in the amounts of $114.3 million, $178.3 million, $85.9 million and $0.1 million, respectively. Of the total goodwill of $378.6 million, the amount currently deductible for income tax purposes is $281.8 million and the remaining $96.8 million relates to the recorded earn-out payables and will not be deductible until it is earned and paid.

For the acquisitions completed during 2020, the results of operations since the acquisition dates have been combined with those of the Company. The total revenues from the acquisitions completed through September 30, 2020, included in the Condensed Consolidated Statement of Income for the nine months ended September 30, 2020, was $52.6 million. The income before income taxes, including the intercompany cost of capital charge, from the acquisitions completed through September 30, 2020, included in the Condensed Consolidated Statement of Income for the nine months ended September 30, 2020, was a loss of $1.2 million. If the acquisitions had occurred as of the beginning of the respective periods, the Company’s estimated results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

(UNAUDITED)	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Total revenues	$677,161	$648,063	$2,010,160	$1,900,105
Income before income taxes	$159,607	$160,623	$505,799	$449,916
Net income	$134,891	$122,189	$392,964	$341,772
Net income per share:
Basic	$0.48	$0.43	$1.39	$1.21
Diluted	$0.47	$0.43	$1.38	$1.21
Weighted average number of shares outstanding:
Basic	275,515	272,962	273,803	272,425
Diluted	276,933	275,075	275,338	274,529

As of September 30, 2020 and 2019, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820- Fair Value Measurement. The resulting additions, payments, and net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the nine months ended September 30, 2020 and 2019, were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Balance as of the beginning of the period	$218,467	$104,976	$161,513	$89,924
Additions to estimated acquisition earn-out payables	22,091	47,498	96,845	71,464
Payments for estimated acquisition earn-out payables	(3,580)	(601)	(11,058)	(7,865)
Subtotal	236,978	151,873	247,300	153,523
Net change in earnings from estimated acquisition earn-out payables:
Change in fair value on estimated acquisition earn-out payables	13,433	(6,573)	(516)	(10,873)
Interest expense accretion	1,885	1,303	5,512	3,953
Net change in earnings from estimated acquisition earn-out payables	15,318	(5,270)	4,996	(6,920)
Balance as of September 30,	$252,296	$146,603	$252,296	$146,603

Of the $252.3 million estimated acquisition earn-out payables as of September 30, 2020, $51.9 million was recorded as accounts payable and $200.4 million was recorded as other non-current liabilities. As of September 30, 2020, the maximum future acquisition contingency payments related to all acquisitions was $480.2 million, inclusive of the $252.3 million estimated acquisition earn-out payables as of September 30, 2020. Included within the additions to estimated acquisition earn-out payables are any adjustments to opening balance sheet items within the allowable measurement period, which may therefore differ from previously reported amounts. During the nine months ended September 30, 2020, the Company recorded a decrease in the estimated acquisition earn-out payables for acquisitions completed in the last three years partially as a result of the potential for lower future financial performance associated with COVID-19.

On July 27, 2020, the Company, The Hays Group, Inc., and certain of their affiliates entered into an amendment to the asset purchase agreement, dated as of October 22, 2018.  Pursuant to the amendment, the parties agreed, among other things, that (i) based on the financial performance of the acquired business from the period from January 1, 2019 through June 30, 2020, the acquired business has achieved sufficient average annual EBITDA that the calculated earn-out payments will exceed the maximum earn-out payments amount of $25.0 million, (ii) the maximum earn-out payments of $25.0 million were deemed to have been achieved as of the date of the amendment, and (iii) the earn-out payments of $25.0 million will be paid in accordance with the asset purchase agreement in the first quarter of calendar year 2022.  The amendment will not have an any impact on the Company’s financial statements, as the estimated acquisition earn-out payable as of June 30, 2020 had already been recorded at the present value of the maximum amount of $25.0 million.

NOTE 6 Goodwill

Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The Company completed its most recent annual assessment as of November 30, 2019 and identified no impairment as a result of the evaluation.

The changes in the carrying value of goodwill by reportable segment for the nine months ended September 30, 2020 are as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Total
Balance as of December 31, 2019	$2,351,291	$925,541	$298,101	$171,161	$3,746,094
Goodwill of acquired businesses	114,250	178,332	85,943	108	378,633
Goodwill disposed of relating to sales of businesses	(784)	—	—	—	(784)
Balance as of September 30, 2020	$2,464,757	$1,103,873	$384,044	$171,269	$4,123,943

NOTE 7 Amortizable Intangible Assets

Amortizable intangible assets at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020				December 31, 2019
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average life (years) (1)	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average life (years) (1)
Purchased customer accounts	$2,064,938	$(1,090,819)	$974,119	15.0	$1,925,326	$(1,011,574)	$913,752	15.0
Non-compete agreements	34,855	(31,772)	3,083	4.6	33,881	(30,865)	3,016	4.6
Total	$2,099,793	$(1,122,591)	$977,202		$1,959,207	$(1,042,439)	$916,768

(1)	Weighted average life calculated as of the date of acquisition.

Amortization expense for amortizable intangible assets for the years ending December 31, 2020, 2021, 2022, 2023 and 2024 is estimated to be $107.5 million, $107.1 million, $102.6 million, $95.7 million, and $91.8 million, respectively.

NOTE 8 Long-Term Debt

Long-term debt at September 30, 2020 and December 31, 2019 consisted of the following:

(in thousands)	September 30, 2020	December 31, 2019
Current portion of long-term debt:
Current portion of 5-year term loan facility expires 2022	$40,000	$40,000
Current portion of 5-year term loan facility expires 2023	26,250	15,000
Total current portion of long-term debt	66,250	55,000
Long-term debt:
Note agreements:
4.200% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2024	$499,377	$499,259
4.500% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2029	349,526	349,484
2.375% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2031	699,233	—
Total notes	1,548,136	848,743
Credit agreements:
5-year term-loan facility, periodic interest and principal payments, LIBOR plus up to 1.750%, expires June 28, 2022	260,000	290,000
5-year revolving-loan facility, periodic interest payments, LIBOR plus up to 1.500%, plus commitment fees up to 0.250%, expires June 28, 2022	—	100,000
5-year term-loan facility, periodic interest and principal payments, LIBOR plus up to 1.750%, expires December 21, 2023	247,500	270,000
Total credit agreements	507,500	660,000
Debt issuance costs (contra)	(12,962)	(8,400)
Total long-term debt less unamortized discount and debt issuance costs	2,042,674	1,500,343
Current portion of long-term debt	66,250	55,000
Total debt	$2,108,924	$1,555,343

On June 28, 2017, the Company entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) with the lenders named therein, JPMorgan Chase Bank, N.A. as administrative agent and certain other banks as co-syndication agents and co-documentation agents. The Amended and Restated Credit Agreement amended and restated the credit agreement dated April 17, 2014, among such parties (the “Original Credit Agreement”). The Amended and Restated Credit Agreement extends the applicable maturity date of the existing revolving credit facility (the “Revolving Credit Facility”) of $800.0 million to June 28, 2022 and re-evidences unsecured term loans at $400.0 million while also extending the applicable maturity date to June 28, 2022. The quarterly term loan principal amortization schedule was reset. At the time of the execution of the Amended and Restated Credit Agreement, $67.5 million of principal from the original unsecured term loans was repaid using operating cash balances, and the Company added an additional $2.8 million in debt issuance costs related to the Revolving Credit Facility to the Condensed Consolidated Balance Sheet. The Company also expensed to the Condensed Consolidated Statements of Income $0.2 million of debt issuance costs related to the Original Credit Agreement due to certain lenders exiting prior to execution of the Amended and Restated Credit Agreement. The Company also carried forward $1.6 million on the Condensed Consolidated Balance Sheet the remaining unamortized portion of the Original Credit Agreement debt issuance costs, which will be amortized over the term of the Amended and Restated Credit Agreement. As of September 30, 2020, there was an outstanding debt balance issued under the term loan of the Amended and Restated Credit Agreement of $300.0 million and no borrowings outstanding against the Revolving Credit Facility. As of December 31, 2019, there was an outstanding debt balance issued under the term loan of the Amended and Restated Credit Agreement of $330.0 million with $100.0 million in borrowings outstanding against the Revolving Credit Facility.

On September 18, 2014, the Company issued $500.0 million of 4.200% unsecured Senior Notes due in 2024. The Senior Notes were given investment grade ratings of BBB-/Baa3 with a stable outlook. The notes are subject to certain covenant restrictions and regulations which are customary for credit rated obligations. At the time of funding, the proceeds were offered at a discount of the original note amount which also excluded an underwriting fee discount. The net proceeds received from the issuance were used to repay the outstanding balance of $475.0 million on the Revolving Credit Facility and for other general corporate purposes. As of September 30, 2020 and December 31, 2019, there was an outstanding debt balance of $500.0 million exclusive of the associated discount balance.

On December 21, 2018, the Company entered into a term loan credit agreement (the “Term Loan Credit Agreement”) with the lenders named therein, Wells Fargo Bank, National Association, as administrative agent, and certain other banks as co-syndication agents and as joint lead arrangers and joint bookrunners. The Term Loan Credit Agreement provides for an unsecured term loan in the initial amount of $300.0 million, which may, subject to lenders’ discretion, potentially be increased up to an aggregate amount of $450.0 million (the “Term Loan”). The Term Loan is repayable over the five-year term from the effective date of the Term Loan Credit Agreement, which was December 21, 2018. Based on the Company’s net debt leverage ratio or a non-credit enhanced senior unsecured long-term debt rating as determined by Moody’s Investor Service and Standard & Poor’s Rating Service, the rates of interest charged on the term loan are 1.00% to 1.75%, above the adjusted 1-Month LIBOR rate. On December 21, 2018, the Company borrowed $300.0 million under the Term Loan Credit Agreement and used $250.0 million of the proceeds to reduce indebtedness under the Revolving Credit Facility. As of September 30, 2020, there was an outstanding debt balance issued under the Term Loan of $273.8 million. As of December 31, 2019, there was an outstanding debt balance issued under the Term Loan of $285.0 million.

On March 11, 2019, the Company completed the issuance of $350.0 million aggregate principal amount of the Company's 4.500% Senior Notes due 2029. The Senior Notes were given investment grade ratings of BBB-/Baa3 with a stable outlook. The notes are subject to certain covenant restrictions, which are customary for credit rated obligations. At the time of funding, the proceeds were offered at a discount of the original note amount, which also excluded an underwriting fee discount. The net proceeds received from the issuance were used to repay a portion of the outstanding balance of $350.0 million on the Revolving Credit Facility, utilized in connection with the financing related to the Hays Companies acquisition and for other general corporate purposes. As of September 30, 2020 and December 31, 2019, there was an outstanding debt balance of $350.0 million exclusive of the associated discount balance.

On September 24, 2020, the Company completed the issuance of $700.0 million aggregate principal amount of the Company's 2.375% Senior Notes due 2031. The Senior Notes were given investment grade ratings of BBB- stable outlook and Baa3 positive outlook. The notes are subject to certain covenant restrictions, which are customary for credit rated obligations. At the time of funding, the proceeds were offered at a discount of the original note amount, which also excluded an underwriting fee discount. The net proceeds received from the issuance were used to repay a portion of the outstanding balance of $200.0 million on the Revolving Credit Facility, utilized in connection with the financing related to the acquisitions of LP Insurance Services, LLP and CKP Insurance, LLC and for other general corporate purposes. As of September 30, 2020 there was an outstanding debt balance of $700.0 million exclusive of the associated discount balance.

The Amended and Restated Credit Agreement and Term Loan Credit Agreement require the Company to maintain certain financial ratios and comply with certain other covenants. The Company was in compliance with all such covenants as of September 30, 2020 and December 31, 2019.

The 30-day Adjusted LIBOR Rate for the term loan of the Amended and Restated Credit Agreement and Term Loan Credit Agreement as of September 30, 2020 were each 0.188%.

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

The balances and classification of operating lease right-of-use assets and operating lease liabilities within the Condensed Consolidated Balance Sheet is as follows:

(in thousands)		September 30, 2020	December 31, 2019
Balance Sheet
Assets:
Operating lease right-of-use assets	Operating lease assets	$186,304	$184,288
Total assets		186,304	184,288
Liabilities:
Current operating lease liabilities	Accrued expenses and other liabilities	42,831	43,415
Non-current operating lease liabilities	Operating lease liabilities	172,581	167,855
Total liabilities		$215,412	$211,270

As of September 30, 2020, the Company has entered into future lease agreements expected to commence later in 2020 and 2021 consisting of undiscounted lease liabilities of $9.2 million and $3.2 million, respectively.

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

The components of lease cost for operating leases for the three and nine months ended September 30, 2020 and 2019 were:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Operating leases:
Lease cost	$13,560	$11,581	$39,911	$36,671
Variable lease cost	892	1,197	2,583	2,701
Short-term lease cost	122	—	360	—
Operating lease cost	$14,574	$12,778	$42,854	$39,372
Sublease income	(416)	(145)	(1,224)	(329)
Total lease cost net	$14,158	$12,633	$41,630	$39,043

The weighted average remaining lease term and the weighted average discount rate for operating leases as of September 30, 2020 were:

Weighted-average remaining lease term	5.91
Weighted-average discount rate	3.58

Maturities of the operating lease liabilities by fiscal year at September 30, 2020 for the Company's operating leases are as follows:

(in thousands)	Operating leases
2020 (Remainder)	$10,492
2021	51,100
2022	44,056
2023	37,374
2024	29,546
Thereafter	67,183
Total undiscounted lease payments	239,751
Less: Imputed interest	24,339
Present value of lease payments	$215,412

Supplemental cash flow information for operating leases for the three and nine months ended September 30, 2020 and 2019:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Cash paid for amounts included in measurement of liabilities
Operating cash flows from operating leases	$13,949	$11,816	$40,723	$37,728
Right-of-use assets obtained in exchange for new operating liabilities	$10,329	$11,660	$32,510	$38,291

NOTE 10 Supplemental Disclosures of Cash Flow Information and Non-Cash Financing and Investing Activities

The Company deferred approximately $50.0 million in federal and state income tax payments as of June 30, 2020.  During the third quarter of 2020, the Company paid all previously deferred federal and state income tax payables. As of the end of the third quarter of 2020 there were no deferred amounts for federal and state income taxes payable. In addition, during the third quarter of 2020, the Company deferred an additional $10.7 million in employer-only payroll tax payments as allowed under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES” Act), which was signed into law on March 27, 2020. As of September 30, 2020 the total payroll related deferral was $20.7 million. The Company will continue to defer employer-only payroll taxes for the remainder of 2020. The cumulative deferred employer payroll taxes as of December 31, 2020 will be paid in two equal installments in 2021 and 2022, respectively, as permitted under the CARES Act.

Brown & Brown's cash paid during the period for interest and income taxes are summarized as follows:

	Nine months ended September 30,
(in thousands)	2020	2019
Cash paid during the period for:
Interest	$49,802	$52,127
Income taxes, net of refunds	$91,661	$85,970

Brown & Brown’s significant non-cash investing and financing activities are summarized as follows:

	Nine months ended September 30,
(in thousands)	2020	2019
Other payable issued for purchased customer accounts	$4,350	$9,462
Estimated acquisition earn-out payables and related charges	$96,845	$71,464
Notes received on the sale of fixed assets and customer accounts	$—	$9,903

The Company's restricted cash balance is composed of funds held in separate premium trust accounts as required by state law or, in some cases, by agreement with carrier partners. The following is a reconciliation of cash and cash equivalents inclusive of restricted cash as of September 30, 2020 and 2019.

	Balance as of September 30,
(in thousands)	2020	2019
Table to reconcile cash and cash equivalents inclusive of restricted cash
Cash and cash equivalents	$1,070,190	$497,510
Restricted cash	431,651	377,085
Total cash and cash equivalents inclusive of restricted cash at the end of the period	$1,501,841	$874,595

The following is a reconciliation of cash and cash equivalents inclusive of restricted cash as of December 31, 2019 and 2018.

	Balance as of December 31,
(in thousands)	2019	2018
Table to reconcile cash and cash equivalents inclusive of restricted cash
Cash and cash equivalents	$542,174	$438,961
Restricted cash	420,801	338,635
Total cash and cash equivalents inclusive of restricted cash at the end of the period	$962,975	$777,596

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

Brown & Brown conducts most of its operations within the United States of America. International operations include a Wholesale Brokerage operation based in London, England, Retail operations in Bermuda and the Cayman Islands, and a National Programs operation in Canada. These operations earned $9.1 million and $4.4 million of total revenues for the three months ended September 30, 2020 and 2019, respectively. These operations earned $25.4 million and $12.4 million of total revenues for the nine months ended September 30, 2020 and 2019, respectively. Tangible long-lived assets held outside of the United States as of September 30, 2020 and 2019 were not material.

The accounting policies of the reportable segments are the same as those described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Intersegment revenues are eliminated.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables. The “Other” column includes any income and expenses not allocated to reportable segments, corporate-related items, including the intercompany interest expense charge to the reporting segment.

	Three months ended September 30, 2020
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$359,473	$168,018	$101,239	$43,497	$1,735	$673,962
Investment income	$19	$205	$45	$-	$80	$349
Amortization	$16,624	$7,100	$1,945	$1,390	$—	$27,059
Depreciation	$2,347	$2,300	$548	$355	$1,097	$6,647
Interest expense	$20,519	$5,335	$2,488	$1,004	$(16,112)	$13,234
Income before income taxes	$56,057	$47,171	$35,038	$6,041	$14,221	$158,528
Total assets	$6,583,606	$3,530,345	$1,646,287	$467,889	$(3,432,748)	$8,795,379
Capital expenditures	$5,232	$2,203	$1,170	$584	$10,693	$19,882

	Three months ended September 30, 2019
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$337,712	$142,854	$87,109	$50,106	$902	$618,683
Investment income	$28	$375	$48	$35	$1,182	$1,668
Amortization	$15,821	$6,264	$2,797	$1,390	$—	$26,272
Depreciation	$1,897	$1,779	$422	$315	$1,402	$5,815
Interest expense	$22,287	$3,557	$1,105	$1,164	$(11,799)	$16,314
Income before income taxes	$51,133	$46,629	$28,908	$14,775	$10,393	$151,838
Total assets	$6,155,670	$3,315,656	$1,406,709	$469,292	$(3,666,663)	$7,680,664
Capital expenditures	$2,266	$1,276	$768	$209	$7,665	$12,184

	Nine months ended September 30, 2020
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$1,119,524	$451,098	$267,790	$130,879	$1,973	$1,971,264
Investment income	$143	$597	$141	$-	$963	$1,844
Amortization	$49,363	$20,331	$6,326	$4,170	$—	$80,190
Depreciation	$6,530	$6,298	$1,446	$1,059	$3,503	$18,836
Interest expense	$63,620	$15,212	$6,793	$3,137	$(46,428)	$42,334
Income before income taxes	$221,549	$125,160	$77,432	$22,557	$46,485	$493,183
Total assets	$6,583,606	$3,530,345	$1,646,287	$467,889	$(3,432,748)	$8,795,379
Capital expenditures	$10,959	$5,248	$2,952	$1,057	$35,604	$55,820

	Nine months ended September 30, 2019
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$1,037,681	$384,231	$238,789	$150,395	$2,086	$1,813,182
Investment income	$45	$1,071	$131	$117	$2,910	$4,274
Amortization	$46,622	$19,217	$8,490	$4,089	$—	$78,418
Depreciation	$5,440	$4,990	$1,251	$902	$4,933	$17,516
Interest expense	$64,641	$13,134	$3,692	$3,239	$(36,901)	$47,805
Income before income taxes	$189,191	$106,188	$67,421	$33,220	$27,860	$423,880
Total assets	$6,155,670	$3,315,656	$1,406,709	$469,292	$(3,666,663)	$7,680,664
Capital expenditures	$7,810	$7,786	$2,470	$540	$28,752	$47,358

NOTE 13 Investments

At September 30, 2020, the Company’s amortized cost and fair values of fixed maturity securities are summarized as follows:

(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities, obligations of U.S. Government agencies and municipalities	$28,733	$537	$(7)	$29,263
Corporate debt	6,389	249	(2)	6,636
Total	$35,122	$786	$(9)	$35,899

At September 30, 2020, the Company held $29.3 million in fixed income securities composed of U.S. Treasury securities, securities issued by U.S. Government agencies and municipalities, and $6.6 million issued by corporations with investment grade ratings. Of that total, $11.2 million is classified as short-term investments on the Condensed Consolidated Balance Sheet as maturities are less than one year. Additionally, the Company holds $7.0 million in short-term investments, which are related to time deposits held with various financial institutions.

For securities in a loss position, the following table shows the investments’ gross unrealized loss and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2020:

	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Treasury securities, obligations of U.S. Government agencies and municipalities	$3,993	$(7)	$—	$—	$3,993	$(7)
Corporate debt	1,080	(2)	—	—	1,080	(2)
Total	$5,073	$(9)	$—	$—	$5,073	$(9)

At September 30, 2020, the Company had 5 securities in an unrealized loss position. The unrealized losses for the period ended September 30, 2020 were caused by interest rate increases. The corporate securities are highly rated securities with no indicators of potential impairment. Based on the ability and intent of the Company to hold these investments until recovery of fair value, which may be maturity, the bonds were not considered to be other-than-temporarily impaired at September 30, 2020.

At December 31, 2019, the Company’s amortized cost and fair values of fixed maturity securities are summarized as follows:

(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities, obligations of U.S. Government agencies and municipalities	$26,487	$174	$(39)	$26,622
Corporate debt	5,324	68	(8)	5,384
Total	$31,811	$242	$(47)	$32,006

At December 31, 2019, the Company held $26.6 million in fixed income securities composed of U.S. Treasury securities, securities issued by U.S. Government agencies and municipalities, and $5.4 million issued by corporations with investment grade ratings. Of that total, $4.6 million is classified as short-term investments on the Condensed Consolidated Balance Sheet as maturities are less than one year, which also includes $7.7 million that is related to time deposits held with various financial institutions.

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

The amortized cost and estimated fair value of the fixed maturity securities at September 30, 2020 by contractual maturity are set forth below:

(in thousands)	Amortized cost	Fair value
Years to maturity:
Due in one year or less	$11,084	$11,161
Due after one year through five years	23,038	23,741
Due after five years	1,000	997
Total	$35,122	$35,899

The amortized cost and estimated fair value of the fixed maturity securities at December 31, 2019 by contractual maturity are set forth below:

(in thousands)	Amortized cost	Fair value
Years to maturity:
Due in one year or less	$4,616	$4,628
Due after one year through five years	27,195	27,378
Due after five years	—	—
Total	$31,811	$32,006

The expected maturities in the foregoing table may differ from the contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalty.

Proceeds from the sales and maturity of the Company’s investment in fixed maturity securities were $5.3 million. This along with maturing time deposits yielded total cash proceeds from the sale of investments of $7.4 million in the period of January 1, 2020 to September 30, 2020. These proceeds were principally used to purchase additional fixed maturity securities and time deposits. The gains and losses realized on the sale of securities for the period from January 1, 2020 to September 30, 2020 were insignificant.

Realized gains and losses are reported on the Condensed Consolidated Statements of Income, with the cost of securities sold determined on a specific identification basis.

At September 30, 2020, investments with a fair value of approximately $4.3 million were on deposit with state insurance departments to satisfy regulatory requirements.

NOTE 14 Insurance Company WNFIC

Although the reinsurers are liable to the Company for amounts reinsured, our subsidiary, Wright National Flood Insurance Company (“WNFIC”) remains primarily liable to its policyholders for the full amount of the policies written whether or not the reinsurers meet their obligations to the Company when they become due. The effects of reinsurance on premiums written and earned are as follows:

	For the nine months ended September 30, 2020
(in thousands)	Written	Earned
Direct premiums	$565,147	$533,553
Ceded premiums	(565,135)	(533,541)
Net premiums	$12	$12

All premiums written by WNFIC under the National Flood Insurance Program are 100% ceded to the Federal Emergency Management Agency, or FEMA, for which WNFIC received a 30.1% expense allowance from January 1, 2020 through September 30, 2020. For the period from January 1, 2020 through September 30, 2020, the Company ceded $563.5 million of written premiums.

As of September 30, 2020 the Condensed Consolidated Balance Sheet contained reinsurance recoverable of $107.5 million and prepaid reinsurance premiums of $397.6 million. There was no net activity in the reserve for losses and loss adjustment expense during the period January 1, 2020 through September 30, 2020, as WNFIC’s direct premiums written were 100% to two reinsurers. The balance of the reserve for losses and loss adjustment expense, excluding related reinsurance recoverable, as of September 30, 2020 was $107.5 million.

WNFIC maintains capital in excess of the minimum statutory amount of $7.5 million as required by regulatory authorities. The unaudited statutory capital and surplus of WNFIC was $31.9 million at September 30, 2020 and $29.6 million as of December 31, 2019. For the period from January 1, 2020 through September 30, 2020, WNFIC generated statutory net income of $0.7 million. For the period from January 1, 2019 through December 31, 2019, WNFIC generated statutory net income of $8.1 million. The maximum amount of ordinary dividends that WNFIC can pay to shareholders in a rolling 12-month period is limited to the greater of 10% of statutory adjusted capital and surplus of 100% of adjusted net income. There was no dividend payout in 2019 and the maximum dividend payout that may be made in 2020 without prior approval is $8.1 million.

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

On March 26, 2020, the Company completed a share repurchase in the open market of 42,080 shares at a total cost of $1.4 million. On September 10, 2020, the Company completed a share repurchase in the open market of 132,851 shares at a total cost of $5.9 million. After completing these open market share repurchases, the Company has outstanding approval to purchase up to approximately $454.0 million, in the aggregate, of the Company's outstanding common stock.

ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion updates the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and the two discussions should be read together.

GENERAL

Impact of COVID-19

The coronavirus pandemic (“COVID-19”) and the resulting economic disruption are impacting and will likely continue to impact business activity across many industries worldwide.

COVID-19 remains dynamic with uncertainty around its duration and broader impact. We are monitoring and assessing the situation and will continue to adapt our business practices over the coming quarters to serve our customers and protect our employees. The pandemic has reduced, and is expected to continue to negatively impact, the volume of business from new customers and insurable exposure units for existing customers.

Company Overview — Third Quarter of 2020

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

We also earn profit-sharing contingent commissions, which are commissions based primarily on underwriting results, but which may also reflect considerations for volume, growth and/or retention. These commissions which are included in our commissions and fees in the Condensed Consolidated Statements of Income, are accrued throughout the year based on actual premiums written and are primarily received in the first and second quarters of each subsequent year, based upon the aforementioned considerations for the prior year(s). Over the last three years, profit-sharing contingent commissions have averaged approximately 3.0% of commissions and fees revenue.

Certain insurance companies offer guaranteed fixed-base agreements, referred to as “Guaranteed Supplemental Commissions” (“GSCs”) in lieu of profit-sharing contingent commissions. GSCs are accrued throughout the year based on actual premiums written. For the 12 month period ended December 31, 2019, we had earned $23.1 million of GSCs, of which $12.7 million remained accrued at December 31, 2019, the balance of which is typically collected over the first and second quarters of the subsequent year. For the three months ended September 30, 2020 and 2019, we earned and accrued $4.4 million and $4.6 million, respectively, from GSCs.

Combined, our profit-sharing contingent commissions and GSCs for the three months ended September 30, 2020 were substantially flat compared to the third quarter of 2019, decreasing by $0.7 million.

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

For the three months ended September 30, 2020, our total commissions and fees growth rate was 8.8%, and our consolidated Organic Revenue growth rate was 4.3%.

Historically, investment income has consisted primarily of interest earnings on operating cash and where permitted, on premiums and advance premiums collected and held in a fiduciary capacity before being remitted to insurance companies. Our policy as it relates to the Company’s capital is to invest available funds in high-quality, short-term fixed income investment securities. Investment income also includes gains and losses realized from the sale of investments. Other income primarily reflects legal settlements and other miscellaneous income.

Income before income taxes for the three months ended September 30, 2020 increased from the third quarter of 2019 by $6.7 million, primarily as a result of net new business, acquisitions completed in the past 12 months, and management of our expense base, with the growth partially offset by the change in estimated acquisition earn-out payables of $20.6 million as compared to the same period of the prior year.

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

Acquisitions

Part of our continuing business strategy is to attract high-quality insurance intermediaries to join our operations. From 1993 through the third quarter of 2020, we acquired 552 insurance intermediary operations.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes.

Financial information relating to our condensed consolidated financial results for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(in thousands, except percentages)	2020	2019	% Change	2020	2019	% Change
REVENUES
Core commissions and fees	$653,261	$598,554	9.1%	$1,897,163	$1,745,266	8.7%
Profit-sharing contingent commissions	13,739	14,187	(3.2)%	56,334	41,492	35.8%
Guaranteed supplemental commissions	4,396	4,622	(4.9)%	12,559	21,000	(40.2)%
Investment income	349	1,668	(79.1)%	1,844	4,274	(56.9)%
Other income, net	2,217	(348)	NMF	3,364	1,150	192.5%
Total revenues	673,962	618,683	8.9%	1,971,264	1,813,182	8.7%
EXPENSES
Employee compensation and benefits	362,767	331,120	9.6%	1,058,907	973,567	8.8%
Other operating expenses	91,403	96,409	(5.2)%	274,103	283,242	(3.2)%
(Gain)/loss on disposal	(994)	(3,815)	(73.9)%	(1,285)	(4,326)	(70.3)%
Amortization	27,059	26,272	3.0%	80,190	78,418	2.3%
Depreciation	6,647	5,815	14.3%	18,836	17,516	7.5%
Interest	13,234	16,314	(18.9)%	42,334	47,805	(11.4)%
Change in estimated acquisition earn-out payables	15,318	(5,270)	NMF	4,996	(6,920)	-172.2%
Total expenses	515,434	466,845	10.4%	1,478,081	1,389,302	6.4%
Income before income taxes	158,528	151,838	4.4%	493,183	423,880	16.3%
Income taxes	24,549	36,332	(32.4)%	110,020	101,885	8.0%
NET INCOME	$133,979	$115,506	16.0%	$383,163	$321,995	19.0%
Income Before Income Taxes Margin (1)	23.5%	24.5%		25.0%	23.4%
EBITDAC (2)	$220,786	$194,969	13.2%	$639,539	$560,699	14.1%
EBITDAC Margin (2)	32.8%	31.5%		32.4%	30.9%
Organic Revenue growth rate (2)	4.3%	3.4%		3.5%	3.1%
Employee compensation and benefits relative to total revenues	53.8%	53.5%		53.7%	53.7%
Other operating expenses relative to total revenues	13.6%	15.6%		13.9%	15.6%
Capital expenditures	$19,882	$12,184	63.2%	$55,820	$47,358	17.9%
Total assets at September 30,				$8,795,379	$7,680,664	14.5%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

Commissions and Fees

Commissions and fees, including profit-sharing contingent commissions and GSCs, for the three months ended September 30, 2020 increased $54.0 million to $671.4 million, or 8.8%, over the same period in 2019. Core commissions and fees revenue for the third quarter of 2020 increased $54.7 million, composed of (i) $32.0 million from acquisitions that had no comparable revenues in the same period of 2019; (ii) an offsetting decrease of $2.6 million related to commissions and fees revenue from business divested in the preceding twelve months; and (iii) approximately $25.3 million of net new and renewal business, which reflects an Organic Revenue growth rate of 4.3%. Profit-sharing contingent commissions and GSCs for the third quarter of 2020 decreased by $0.7 million, or 3.6%, compared to the same period in 2019.

For the nine months ended September 30, 2020, commissions and fees, including profit-sharing contingent commissions and GSCs, increased $158.3 million to $1,966.1 million, or 8.8%, over the same period in 2019. Core commissions and fees revenue for the nine months ended September 30, 2020 increased $151.9 million, composed of: (i) $100.7 million from acquisitions that had no comparable revenues in the same period of 2019; (ii) approximately $61.2 million of net new and renewal business; and (iii) an offsetting decrease of $10.0 million related to commissions and fees revenue from businesses divested in the preceding 12 months, which reflects an Organic Revenue growth rate of 3.5%. Profit-sharing contingent commissions and GSCs for the nine months ended September 30, 2020 increased by $6.4 million, or 10.2%, compared to the same period in 2019. The net increase of $6.4 million in the nine months of 2020 was primarily driven by profit-sharing contingent commissions received in the first quarter of 2020 being significantly higher than the amount accrued as of December 31, 2019 for the estimate of profit-sharing contingent commissions earned in 2019 and expected to be received in the first nine months of 2020 and to a lesser extent growth associated with acquisitions completed over the last 12 months, partially offset by a one-time GSC received in the National Programs Segment in the second quarter of 2019.

Investment Income

Investment income for the three months ended September 30, 2020 decreased $1.3 million, or 79.1%, from the same period in 2019. Investment income for the nine months ended September 30, 2020 decreased $2.4 million, or 56.9%, from the same period in 2019. These decreases were primarily driven by lower interest rates as compared to the prior year.

Other Income, net

Other income for the three months ended September 30, 2020 was $2.2 million, compared with negative other income of $0.3 million in the same period in 2019. Other income for the nine months ended September 30, 2020 was $3.4 million, compared with $1.2 million in the same period in 2019. Other income consists primarily of legal settlements and other miscellaneous income.

Employee Compensation and Benefits

Employee compensation and benefits expense as a percentage of total revenues was 53.8% for the three months ended September 30, 2020 as compared to 53.5% for the three months ended September 30, 2019, and increased 9.6%, or $31.6 million. This increase included $8.8 million of compensation costs related to stand-alone acquisitions that had no comparable costs in the same period of 2019. Therefore, employee compensation and benefits expense attributable to those offices that existed in the same time periods of 2020 and 2019 increased by $22.8 million or 6.9%. This underlying employee compensation and benefits expense increase was primarily related to: (i) the increase in non-cash stock-based compensation expense; (ii) the increase in the value of deferred compensation liabilities driven by changes in the market prices of our employees' investment elections, which was offset within other operating expenses due to the rising asset values for the investments we have made to fund these liabilities; (iii) an increase in staff salaries attributable to salary inflation; and (iv) and increase in accrued performance bonuses due to our financial performance being in excess of expectations for 2020 to date.

Employee compensation and benefits expense as a percentage of total revenues was 53.7% for the nine months ended September 30, 2020 as compared to 53.7% for the nine months ended September 30, 2019, and increased 8.8%, or $85.3 million. This increase included $33.1 million of compensation costs related to stand-alone acquisitions that had no comparable costs in the same period of 2019. Therefore, employee compensation and benefits expense attributable to those offices that existed in the same time periods of 2020 and 2019 increased by $52.2 million or 5.4%. This underlying employee compensation and benefits expense increase was primarily related to: (i) an increase in staff salaries attributable to salary inflation; (ii) an increase in non-cash stock-based compensation expense; (iii) increased producer compensation due to higher revenue; and (iv) higher accrued performance bonuses; partially offset by (v) a lesser increase in the value of deferred compensation liabilities driven by changes in the market prices of our employees' investment elections, which was offset within other operating expenses due to the rising asset values for the investments we have made to fund these liabilities.

Other Operating Expenses

Other operating expenses represented 13.6% of total revenues for the third quarter of 2020 as compared to 15.6% for the third quarter of 2019. Other operating expenses for the third quarter of 2020 decreased $5.0 million, or 5.2%, from the same period of 2019. The net decrease included: (i) lower variable operating expenses, including such items as travel & entertainment, meetings and professional fees, resulting from  responses to COVID-19; (ii) the increase in the value of corporate-owned life insurance policies associated with our deferred compensation plan, which was substantially offset by increases in the value of liabilities in the Company’s deferred compensation plan recognized as expense in employee compensation and benefits; partially offset by (iii) $4.5 million of other operating expenses related to stand-alone acquisitions that had no comparable costs in the same period of 2019; and (iv) one-time legal costs and the write-off recorded in the third quarter of 2020 of certain receivables in one of our programs where it was determined the collectability was in doubt.

Other operating expenses represented 13.9% of total revenues for the nine months ended September 30, 2020, as compared to 15.6% for the nine months ended September 30, 2019. Other operating expenses for the first nine months of 2020 decreased $9.1 million, or 3.2%, from the same period of 2019. The net decrease included: (i) lower variable operating expenses, including such items as travel & entertainment, meetings and professional fees, resulting from responses to COVID-19; partially offset by (ii) $13.4 million of other operating expenses related to stand-alone acquisitions that had no comparable costs in the same period of 2019; (iii) a slower increase in the value of corporate-owned life insurance policies associated with our deferred compensation plan, which was substantially offset by a slower increase in the value of liabilities in the Company’s deferred compensation plan recognized as expense in employee compensation and benefits; and (iv) the write-off recorded in the third quarter of 2020 of certain receivables in one of our programs where it was determined the collectability was in doubt.

(Gain)/Loss on Disposal

Gain on disposal for the third quarter of 2020 decreased $2.8 million from the third quarter of 2019. Gain on disposal for the nine months ended September 30, 2020 decreased $3.0 million from the nine months ended September 30, 2019. The changes in the (gain)/loss on disposal were due to activity associated with book of business sales. Although we are not in the business of selling customer accounts, we periodically sell an office or a book of business (one or more customer accounts) that we believe does not produce reasonable margins or demonstrate a potential for growth, or because doing so is in the Company’s best interest.

Amortization

Amortization expense for the third quarter of 2020 increased $0.8 million, or 3.0%, compared to the third quarter of 2019. Amortization expense for the nine months ended September 30, 2020 increased $1.8 million, or 2.3%, compared to the nine months ended September 30, 2019. These increases reflect the amortization of new intangibles from businesses acquired within the past 12 months, partially offset by certain intangible assets becoming fully amortized.

Depreciation

Depreciation expense for the third quarter of 2020 increased $0.8 million, or 14.3%, compared to the third quarter of 2019. Depreciation expense for the nine months ended September 30, 2020 increased $1.3 million, or 7.5%, compared to the nine months ended September 30, 2019. Changes in depreciation expense reflect the addition of fixed assets resulting from capital projects related to our multi-year technology investment program and other business initiatives, net additions of fixed assets resulting from businesses acquired in the past 12 months, partially offset by fixed assets which became fully depreciated.

Interest Expense

Interest expense for the third quarter of 2020 decreased $3.1 million, or 18.9%, compared to the third quarter of 2019. Interest expense for the nine months ended September 30, 2020 decreased $5.5 million, or 11.4%, compared to the first nine months of 2019. These decreases are due to the decrease in interest rates associated with our floating rate debt balances, partially offset by higher average debt balances from increased borrowings in 2020.

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

As of September 30, 2020 and 2019, the fair values of the estimated acquisition earn-out payables were re-evaluated based upon projected operating results and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820-Fair Value Measurement. The resulting net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Change in fair value of estimated acquisition earn-out payables	$13,433	$(6,573)	$(516)	$(10,873)
Interest expense accretion	1,885	1,303	5,512	3,953
Net change in earnings from estimated acquisition earn-out payables	$15,318	$(5,270)	$4,996	$(6,920)

For the three months ended September 30, 2020 and 2019, the fair value of estimated earn-out payables was re-evaluated and increased by $13.4 million and decreased $6.6 million, respectively, which resulted in charges and credits to the Condensed Consolidated Statements of Income, respectively.

As of September 30, 2020, estimated acquisition earn-out payables totaled $252.3 million, of which $51.9 million was recorded as accounts payable and $200.4 million was recorded as other non-current liabilities.

Income Taxes

The effective tax rate on income from operations for the three months ended September 30, 2020 and 2019 was 15.5% and 23.9%, respectively. The effective tax rate on income from operations for the nine months ended September 30, 2020 and 2019 was 22.3% and 24.0%, respectively. These decreases were driven primarily by the tax benefit associated with additional vesting of stock awards in the third quarter 2020 as compared to 2019.

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

The reconciliation of commissions and fees included in the Condensed Consolidated Statements of Income to Organic Revenue, a non-GAAP financial measure, for the three months ended September 30, 2020 and 2019, including by segment, and the growth rates for Organic Revenue for the three months ended September 30, 2020, including by segment, are as follows:

2020	Retail (1)		National Programs		Wholesale Brokerage		Services		Total
(in thousands, except percentages)	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Commissions and fees	$359,022	$337,821	$167,802	$142,487	$101,075	$86,986	$43,497	$50,069	$671,396	$617,363
Total change	$21,201		$25,315		$14,089		$(6,572)		$54,033
Total growth %	6.3%		17.8%		16.2%		(13.1)%		8.8%
Profit-sharing contingent commissions	(6,359)	(7,848)	(5,499)	(4,412)	(1,881)	(1,927)	—	—	(13,739)	(14,187)
GSCs	(3,591)	(3,415)	(182)	(609)	(623)	(598)	—	—	(4,396)	(4,622)
Core commissions and fees	$349,072	$326,558	$162,121	$137,466	$98,571	$84,461	$43,497	$50,069	$653,261	$598,554
Acquisitions	(11,808)	—	(13,043)	—	(7,145)	—	—	—	(31,996)	—
Dispositions	—	(2,647)	—	—	—	—	—	—	—	(2,647)
Organic Revenue (2)	$337,264	$323,911	$149,078	$137,466	$91,426	$84,461	$43,497	$50,069	$621,265	$595,907
Organic Revenue growth (2)	$13,353		$11,612		$6,965		$(6,572)		$25,358
Organic Revenue growth rate (2)	4.1%		8.4%		8.2%		(13.1)%		4.3%
(1)

The Retail Segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 12 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2)	A non-GAAP financial measure.

The reconciliation of commissions and fees included in the Condensed Consolidated Statements of Income to Organic Revenue, a non-GAAP financial measure, for the three months ended September 30, 2019 and 2018, including by segment, and the growth rates for Organic Revenue for the three months ended September 30, 2019, including by segment, are as follows:

2019	Retail (1)		National Programs		Wholesale Brokerage		Services		Total
(in thousands, except percentages)	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Commissions and fees	$337,821	$260,524	$142,487	$143,369	$86,986	$77,866	$50,069	$48,054	$617,363	$529,813
Total change	$77,297		$(882)		$9,120		$2,015		$87,550
Total growth %	29.7%		(0.6)%		11.7%		4.2%		16.5%
Profit-sharing contingent commissions	(7,848)	(5,280)	(4,412)	(7,786)	(1,927)	(1,261)	—	—	(14,187)	(14,327)
GSCs	(3,415)	(2,573)	(609)	(22)	(598)	(458)	—	—	(4,622)	(3,053)
Core commissions and fees	$326,558	$252,671	$137,466	$135,561	$84,461	$76,147	$50,069	$48,054	$598,554	$512,433
Acquisition revenues	(68,314)	—	—	—	(314)	—	(2,340)	—	(70,968)	—
Divested business	—	(1,592)	—	(214)	—	(362)	—	—	—	(2,168)
Organic Revenue (2)	$258,244	$251,079	$137,466	$135,347	$84,147	$75,785	$47,729	$48,054	$527,586	$510,265
Organic Revenue growth (2)	$7,165		$2,119		$8,362		$(325)		$17,321
Organic Revenue growth rate (2)	2.9%		1.6%		11.0%		(0.7)%		3.4%
(1)

The Retail Segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 12 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2)	A non-GAAP financial measure.

The reconciliation of commissions and fees included in the Condensed Consolidated Statements of Income to Organic Revenue, a non-GAAP financial measure, for the nine months ended September 30, 2020 and 2019, including by segment, and the growth rates for Organic Revenue for the nine months ended September 30, 2020, including by segment, are as follows:

2020	Retail (1)		National Programs		Wholesale Brokerage		Services		Total
(in thousands, except percentages)	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Commissions and fees	$1,117,371	$1,036,093	$450,469	$383,118	$267,337	$238,271	$130,879	$150,276	$1,966,056	$1,807,758
Total change	$81,278		$67,351		$29,066		$(19,397)		$158,298
Total growth %	7.8%		17.6%		12.2%		(12.9)%		8.8%
Profit-sharing contingent commissions	(29,380)	(26,054)	(20,478)	(9,365)	(6,476)	(6,073)	—	—	(56,334)	(41,492)
GSCs	(11,429)	(9,211)	525	(10,225)	(1,655)	(1,564)	—	—	(12,559)	(21,000)
Core commissions and fees	$1,076,562	$1,000,828	$430,516	$363,528	$259,206	$230,634	$130,879	$150,276	$1,897,163	$1,745,266
Acquisitions	(58,387)	—	(24,841)	—	(16,010)	—	(1,484)	—	(100,722)	—
Dispositions	—	(9,625)	—	(376)	—	1	—	—	—	(10,000)
Organic Revenue (2)	$1,018,175	$991,203	$405,675	$363,152	$243,196	$230,635	$129,395	$150,276	$1,796,441	$1,735,266
Organic Revenue growth (2)	$26,972		$42,523		$12,561		$(20,881)		$61,175
Organic Revenue growth % (2)	2.7%		11.7%		5.4%		(13.9)%		3.5%
(1)

The Retail Segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 12 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2)	A non-GAAP financial measure.

The reconciliation of commissions and fees included in the Condensed Consolidated Statements of Income to Organic Revenue, a non-GAAP financial measure, for the nine months ended September 30, 2019 and 2018, including by segment, and the growth rates for Organic Revenue for the nine months ended September 30, 2019, including by segment, are as follows:

2019	Retail (1)		National Programs		Wholesale Brokerage		Services		Total
(in thousands, except percentages)	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Commissions and fees	$1,036,093	$771,152	$383,118	$373,990	$238,271	$219,199	$150,276	$137,878	$1,807,758	$1,502,219
Total change	$264,941		$9,128		$19,072		$12,398		$305,539
Total growth %	34.4%		2.4%		8.7%		9.0%		20.3%
Profit-sharing contingent commissions	(26,054)	(17,879)	(9,365)	(17,290)	(6,073)	(4,824)	—	—	(41,492)	(39,993)
GSCs	(9,211)	(7,277)	(10,225)	(75)	(1,564)	(1,173)	—	—	(21,000)	(8,525)
Core commissions and fees	$1,000,828	$745,996	$363,528	$356,625	$230,634	$213,202	$150,276	$137,878	$1,745,266	$1,453,701
Acquisition revenues	(228,810)	—	(5,721)	—	(2,926)	—	(14,419)	—	(251,876)	—
Divested business	—	(3,333)	—	(667)	—	(1,015)	—	—	—	(5,015)
Organic Revenue (2)	$772,018	$742,663	$357,807	$355,958	$227,708	$212,187	$135,857	$137,878	$1,493,390	$1,448,686
Organic Revenue growth (2)	$29,355		$1,849		$15,521		$(2,021)		$44,704
Organic Revenue growth % (2)	4.0%		0.5%		7.3%		(1.5)%		3.1%
(1)

The Retail Segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 12 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2)	A non-GAAP financial measure.

The reconciliation of income before incomes taxes, included in the Condensed Consolidated Statement of Income, to EBITDAC, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a non-GAAP measure, for the three months ended September 30, 2020, is as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Income before income taxes	$56,057	$47,171	$35,038	$6,041	$14,221	$158,528
Income Before Income Taxes Margin	15.6%	28.1%	34.6%	13.9%	NMF	23.5%
Amortization	16,624	7,100	1,945	1,390	—	27,059
Depreciation	2,347	2,300	548	355	1,097	6,647
Interest	20,519	5,335	2,488	1,004	(16,112)	13,234
Change in estimated acquisition earn-out payables	11,376	3,814	128	—	—	15,318
EBITDAC	$106,923	$65,720	$40,147	$8,790	$(794)	$220,786
EBITDAC Margin	29.7%	39.1%	39.7%	20.2%	NMF	32.8%

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

NMF = Not a meaningful figure

The reconciliation of income before incomes taxes included in the Condensed Consolidated Statement of Income to EBITDAC, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a non-GAAP measure, for the nine months ended September 30, 2020, is as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Income before income taxes	$221,549	$125,160	$77,432	$22,557	$46,485	$493,183
Income Before Income Taxes Margin	19.8%	27.7%	28.9%	17.2%	NMF	25.0%
Amortization	49,363	20,331	6,326	4,170	—	80,190
Depreciation	6,530	6,298	1,446	1,059	3,503	18,836
Interest	63,620	15,212	6,793	3,137	(46,428)	42,334
Change in estimated acquisition earn-out payables	5,406	2,821	(146)	(3,085)	—	4,996
EBITDAC	$346,468	$169,822	$91,851	$27,838	$3,560	$639,539
EBITDAC Margin	30.9%	37.6%	34.3%	21.3%	NMF	32.4%

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

Financial information relating to our Retail Segment for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(in thousands, except percentages)	2020	2019	% Change	2020	2019	% Change
REVENUES
Core commissions and fees	$349,381	$326,841	6.9%	$1,077,516	$1,001,655	7.6%
Profit-sharing contingent commissions	6,359	7,848	(19.0%)	29,380	26,054	12.8%
Guaranteed supplemental commissions	3,591	3,415	5.2%	11,429	9,211	24.1%
Investment income	19	28	(32.1%)	143	45	NMF
Other income, net	123	(420)	(129.3%)	1,056	716	47.5%
Total revenues	359,473	337,712	6.4%	1,119,524	1,037,681	7.9%
EXPENSES
Employee compensation and benefits	202,302	192,139	5.3%	612,494	567,245	8.0%
Other operating expenses	51,242	57,141	(10.3%)	161,847	168,435	(3.9%)
(Gain)/loss on disposal	(994)	(3,708)	(73.2%)	(1,285)	(4,219)	(69.5%)
Amortization	16,624	15,821	5.1%	49,363	46,622	5.9%
Depreciation	2,347	1,897	23.7%	6,530	5,440	20.0%
Interest	20,519	22,287	(7.9%)	63,620	64,641	(1.6%)
Change in estimated acquisition earn-out payables	11,376	1,002	NMF	5,406	326	NMF
Total expenses	303,416	286,579	5.9%	897,975	848,490	5.8%
Income before income taxes	$56,057	$51,133	9.6%	$221,549	$189,191	17.1%
Income Before Income Taxes Margin (1)	15.6%	15.1%		19.8%	18.2%
EBITDAC (2)	$106,923	$92,140	16.0%	$346,468	$306,220	13.1%
EBITDAC Margin (2)	29.7%	27.3%		30.9%	29.5%
Organic Revenue growth rate (2)	4.1%	2.9%		2.7%	4.0%
Employee compensation and benefits relative to total revenues	56.3%	56.9%		54.7%	54.7%
Other operating expenses relative to total revenues	14.3%	16.9%		14.5%	16.2%
Capital expenditures	$5,232	$2,266	130.9%	$10,959	$7,810	40.3%
Total assets at September 30,				$6,583,606	$6,155,670	7.0%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The Retail Segment’s total revenues for the three months ended September 30, 2020 increased 6.4%, or $21.8 million, as compared to the same period in 2019, to $359.5 million. The $22.5 million increase in core commissions and fees revenue was driven by: (i) approximately $11.8 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2019; (ii) an increase of $13.4 million related to net new and renewal business; offset by (iii) a decrease of $2.6 million related to commissions and fees recorded in 2019 from businesses since divested. Profit-sharing contingent commissions and GSCs for the third quarter of 2020 decreased 11.7%, or $1.3 million, as compared to the same period in 2019, to $10.0 million, primarily driven by an adjustment for over-accrued 2019 profit-sharing contingent commissions, which offset acquisition activity in the past 12 months, and qualifying for certain profit-sharing contingent commissions and GSCs in the current year that we did not qualify for in 2019. The Retail Segment’s total commissions and fees increased by 6.3%, and the Organic Revenue growth rate was 4.1% for the third quarter of 2020. The Organic Revenue growth rate was driven by revenue from net new business written during the preceding 12 months. Net new business was impacted by rate increases in most lines of business with the most pronounced being the continued increases in commercial auto, property and employee benefits rates, partially offset by continued premium rate reductions in workers’ compensation.  Organic Revenue growth was realized in most lines of business.

Income before income taxes for the three months ended September 30, 2020 increased 9.6%, or $4.9 million, as compared to the same period in 2019, to $56.1 million. The primary factors affecting this increase were: (i) the profit associated with the net increase in revenue as described above; and (ii) the drivers of EBITDAC described below; partially offset by (iii) an increase in the change in estimated acquisition earn-out payables; and (iv) an increase in amortization associated with new acquisitions.

EBITDAC for the three months ended September 30, 2020 increased 16.0%, or $14.8 million, as compared to the same period in 2019, to $106.9 million. EBITDAC Margin for the three months ended September 30, 2020 increased to 29.7% from 27.3% in the same period in 2019. The increase in EBITDAC Margin was driven by: (i) the net Organic Revenue increase; (ii) cost savings delivered in response to COVID-19; which were partially offset by (iii) a prior year gain on disposal; (iv) higher non-cash stock-based compensation costs; and (v) an increase in intercompany IT charges.

The Retail Segment’s total revenues for the nine months ended September 30, 2020 increased 7.9%, or $81.8 million, as compared to the same period in 2019, to $1,119.5 million. The $75.9 million increase in core commissions and fees revenue was driven by: (i) approximately $58.4 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2019; (ii) an increase of $27.0 million related to net new and renewal business; and (iii) an offsetting decrease of $9.6 million related to commissions and fees recorded in 2019 from businesses since divested. Profit-sharing contingent commissions and GSCs for the first nine months of 2020 increased 15.7%, or $5.5 million, as compared to the same period in 2019, to $40.8 million. The Retail Segment’s total commissions and fees increased by 7.9%, and the Organic Revenue growth rate was 2.7% for the first nine months of 2020. The Organic Revenue growth rate was driven by net new business written during the preceding 12 months and growth on renewals of existing customers. Renewal business was impacted by rate increases in most lines of business with continued increases in commercial auto, commercial P&C and employee benefits, partially offset by continued premium rate reductions in workers’ compensation and lower insurable exposure units driven by the economic disruption caused by COVID-19.

Income before income taxes for the nine months ended September 30, 2020 increased 17.1%, or $32.4 million, as compared to the same period in 2019, to $221.5 million. The primary factors affecting this increase were: (i) the profit associated with the net increase in revenue as described above; and (ii) the drivers of EBITDAC described below; which were partially offset by (iii) an increase in intercompany interest charges and amortization expense associated with new acquisitions; and (iv) an increase in the change in estimated acquisition earn-out payables.

EBITDAC for the nine months ended September 30, 2020 increased 13.1%, or $40.2 million, as compared to the same period in 2019, to $346.5 million. EBITDAC Margin for the nine months ended September 30, 2020 increased to 30.9% from 29.5% in the same period in 2019. The increases in EBITDAC and EBITDAC Margin were primarily driven by: (i) the net increase in revenue of $81.8 million; (ii) higher profit-sharing contingent commissions and GSCs; and (iii) cost savings delivered in response to COVID-19; partially offset by (iv) higher non-cash stock based compensation; and (v) higher intercompany IT charges.

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

Financial information relating to our National Programs Segment for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(in thousands, except percentages)	2020	2019	% Change	2020	2019	% Change
REVENUES
Core commissions and fees	$162,121	$137,466	17.9%	$430,516	$363,528	18.4%
Profit-sharing contingent commissions	5,499	4,412	24.6%	20,478	9,365	NMF
Guaranteed supplemental commissions	182	609	(70.1%)	(525)	10,225	(105.1%)
Investment income	205	375	(45.3%)	597	1,071	(44.3%)
Other income, net	11	(8)	NMF	32	42	(23.8%)
Total revenues	168,018	142,854	17.6%	451,098	384,231	17.4%
EXPENSES
Employee compensation and benefits	67,785	57,052	18.8%	190,998	163,849	16.6%
Other operating expenses	34,513	27,653	24.8%	90,278	78,094	15.6%
(Gain)/loss on disposal	—	(107)	(100.0)%	—	(107)	(100.0)%
Amortization	7,100	6,264	13.3%	20,331	19,217	5.8%
Depreciation	2,300	1,779	29.3%	6,298	4,990	26.2%
Interest	5,335	3,557	50.0%	15,212	13,134	15.8%
Change in estimated acquisition earn-out payables	3,814	27	NMF	2,821	(1,134)	NMF
Total expenses	120,847	96,225	25.6%	325,938	278,043	17.2%
Income before income taxes	$47,171	$46,629	1.2%	$125,160	$106,188	17.9%
Income Before Income Taxes Margin (1)	28.1%	32.6%		27.7%	27.6%
EBITDAC (2)	$65,720	$58,256	12.8%	$169,822	$142,395	19.3%
EBITDAC Margin (2)	39.1%	40.8%		37.6%	37.1%
Organic Revenue growth rate (2)	8.4%	1.6%		11.7%	0.5%
Employee compensation and benefits relative to total revenues	40.3%	39.9%		42.3%	42.6%
Other operating expenses relative to total revenues	20.5%	19.4%		20.0%	20.3%
Capital expenditures	$2,203	$1,276	72.6%	$5,248	$7,786	(32.6%)
Total assets at September 30,				$3,530,345	$3,315,656	6.5%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The National Programs Segment’s total revenue for the three months ended September 30, 2020 increased 17.6%, or $25.2 million, as compared to the same period in 2019, to $168.0 million. The $24.7 million increase in core commissions and fees revenue was driven by: (i) approximately $13.0 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2019; and (ii) $11.6 million related to net new and renewal business. Profit-sharing contingent commissions and GSCs for the third quarter of 2020 increased approximately $0.7 million compared to the third quarter of 2019.

The National Programs Segment’s total commissions and fees increased by 17.8%, and the Organic Revenue growth rate was 8.4% for the three months ended September 30, 2020. The Organic Revenue growth was strong for many programs, including lender placement, commercial and residential earthquake and wind.

Income before income taxes for the three months ended September 30, 2020 increased 1.2%, or $0.5 million, as compared to the same period in 2019, to $47.2 million. Income before income taxes increased due to the total revenue growth, which was offset by: (i) increased acquisition earn-out payables; (ii) higher intercompany interest expense; and (iii) the drivers of EBITDAC noted below.

EBITDAC for the three months ended September 30, 2020 increased 12.8%, or $7.5 million, from the same period in 2019, to $65.7 million. EBITDAC Margin for the three months ended September 30, 2020 decreased to 39.1% from 40.8% in the same period in 2019. The EBITDAC growth was slower than total revenue growth due to the write-off recorded in the third quarter of 2020 of certain receivables in one of our programs where it was determined the collectability was in doubt and higher intercompany IT charges, which more than offset margin expansion from strong Organic Revenue growth as well as cost savings delivered in response to COVID-19.

The National Programs Segment’s total revenue for the nine months ended September 30, 2020 increased 17.4%, or $66.9 million, as compared to the same period in 2019, to $451.1 million. The $67.0 million increase in core commissions and fees revenue was driven by: (i) $42.5 million related to net new and renewal business; (ii) approximately $24.8 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2019; and (iii) an offsetting decrease of $0.4 million related to commissions and fees recorded in 2019 from businesses since divested.

The National Programs Segment’s total commissions and fees increased by 17.6%, and the Organic Revenue growth rate was 11.7%, for the nine months ended September 30, 2020. The Organic Revenue growth was strong for many programs, including lender placement, commercial and residential earthquake, wind and homeowners.

Income before income taxes for the nine months ended September 30, 2020 increased 17.9%, or $19.0 million, from the same period in 2019, to $125.2 million. The increase was due to the drivers of total revenue growth noted above and the drivers of EBITDAC described below, which were partially offset by higher depreciation, amortization, acquisition earn-out payables and intercompany interest expense associated with acquisitions completed in the last 12 months.

EBITDAC for the nine months ended September 30, 2020 increased 19.3%, or $27.4 million, as compared to the same period in 2019, to $169.8 million. EBITDAC Margin for the nine months ended September 30, 2020 increased to 37.6% from 37.1% in the same period in 2019. The increase in EBITDAC and EBITDAC Margin was driven by: (i) strong total revenues growth; (ii) leveraging our expense base; and (iii) cost savings delivered in response to COVID-19, with a partial offset related to the write-off recorded in the third quarter of 2020 of certain receivables in one of our programs where it was determined the collectability was in doubt and higher intercompany IT charges.

Wholesale Brokerage Segment

The Wholesale Brokerage Segment markets and sells excess and surplus commercial and personal lines insurance, primarily through independent agents and brokers, including Brown & Brown retail agents. Like the Retail and National Programs Segments, the Wholesale Brokerage Segment’s revenues are primarily commission based.

Financial information relating to our Wholesale Brokerage Segment for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(in thousands, except percentages)	2020	2019	% Change	2020	2019	% Change
REVENUES
Core commissions and fees	$98,571	$84,461	16.7%	$259,206	$230,634	12.4%
Profit-sharing contingent commissions	1,881	1,927	(2.4%)	6,476	6,073	6.6%
Guaranteed supplemental commissions	623	598	4.2%	1,655	1,564	5.8%
Investment income	45	48	(6.3%)	141	131	7.6%
Other income, net	119	75	58.7%	312	387	(19.4%)
Total revenues	101,239	87,109	16.2%	267,790	238,789	12.1%
EXPENSES
Employee compensation and benefits	47,483	40,673	16.7%	136,576	119,000	14.8%
Other operating expenses	13,609	13,182	3.2%	39,363	38,961	1.0%
(Gain)/loss on disposal	—	—	—%	—	—	—%
Amortization	1,945	2,797	(30.5%)	6,326	8,490	(25.5%)
Depreciation	548	422	29.9%	1,446	1,251	15.6%
Interest	2,488	1,105	125.2%	6,793	3,692	84.0%
Change in estimated acquisition earn-out payables	128	22	NMF	(146)	(26)	NMF
Total expenses	66,201	58,201	13.7%	190,358	171,368	11.1%
Income before income taxes	$35,038	$28,908	21.2%	$77,432	$67,421	14.8%
Income Before Income Taxes Margin (1)	34.6%	33.2%		28.9%	28.2%
EBITDAC (2)	$40,147	$33,254	20.7%	$91,851	$80,828	13.6%
EBITDAC Margin (2)	39.7%	38.2%		34.3%	33.8%
Organic Revenue growth rate (2)	8.2%	11.0%		5.4%	7.3%
Employee compensation and benefits relative to total revenues	46.9%	46.7%		51.0%	49.8%
Other operating expenses relative to total revenues	13.4%	15.1%		14.7%	16.3%
Capital expenditures	$1,170	$768	52.3%	$2,952	$2,470	19.5%
Total assets at September 30,				$1,646,287	$1,406,709	17.0%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The Wholesale Brokerage Segment’s total revenues for the three months ended September 30, 2020 increased 16.2%, or $14.3 million, as compared to the same period in 2019, to $101.2 million. The $14.1 million net increase in core commissions and fees revenue was driven primarily by: (i) $7.1 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2019; and (ii) $7.0 million related to net new and renewal business. Profit-sharing contingent commissions and GSCs for the third quarter of 2020 were substantially flat when compared to the third quarter of 2019. The Wholesale Brokerage Segment’s growth rate for total commissions and fees was 16.2%, and the Organic Revenue growth rate was 8.2% for the third quarter of 2020. The Organic Revenue growth rate was driven by rate increases for most lines of coverage and improving new business.

Income before income taxes for the three months ended September 30, 2020 increased 21.2%, or $6.1 million, as compared to the same period in 2019, to $35.0 million. The increase was due to: (i) strong revenue growth noted above; and (ii) the drivers of EBITDAC described below; partially offset by higher intercompany interest charges associated with acquisitions completed in the past 12 months.

EBITDAC for the three months ended September 30, 2020 increased 20.7%, or $6.9 million, as compared to the same period in 2019, to $40.1 million. EBITDAC Margin for the three months ended September 30, 2020 increased to 39.7% from 38.2%, as compared to the same period in 2019. EBITDAC Margin grew due to: (i) higher Organic Revenue growth; and (ii) cost savings delivered in response to COVID-19.

The Wholesale Brokerage Segment’s total revenues for the nine months ended September 30, 2020 increased 12.1%, or $29.0 million, as compared to the same period in 2019, to $267.8 million. The $28.6 million net increase in core commissions and fees revenue was driven primarily by: (i) $16.0 million related to core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2019; and (ii) $12.6 million related to net new and renewal business. Profit-sharing contingent commissions and GSCs for the first nine months of 2020 increased approximately $0.5 million compared to the same period of 2019. The Wholesale Brokerage Segment’s growth rate for total commissions and fees was 12.2%, and the Organic Revenue growth rate was 5.4% for the first nine months of 2020. The Organic Revenue growth rate was driven by: (i) rate increases for most lines of coverage; and (ii) net new business and exposure unit expansion during the first quarter and third quarters of 2020; which was partially offset by (iii) decreased new business and exposure units during the second quarter driven by the economic disruption caused by COVID-19.

Income before income taxes for the nine months ended September 30, 2020 increased 14.8%, or $10.0 million, as compared to the same period in 2019, to $77.4 million. The increase was due to: (i) strong Organic Revenue growth; (ii) the drivers of EBITDAC described below; and (iii) lower amortization; which were partially offset by (iv) higher intercompany interest charges associated with acquisitions completed over the past 12 months.

EBITDAC for the nine months ended September 30, 2020 increased 13.6%, or $11.0 million, as compared to the same period in 2019, to $91.9 million. EBITDAC Margin for the nine months ended September 30, 2020 increased to 34.3% from 33.8% in the same period in 2019. The increase in EBITDAC was due to: (i) the profit of newly acquired businesses; (ii) slightly higher profit-sharing contingent commissions and GSCs; (iii) leveraging our expense base; and (iv) cost savings delivered in response to COVID-19, which helped to partially offset higher intercompany IT charges and non-cash stock-based compensation costs.

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

Financial information relating to our Services Segment for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(in thousands, except percentages)	2020	2019	% Change	2020	2019	% Change
REVENUES
Core commissions and fees	$43,497	$50,069	(13.1%)	$130,879	$150,276	(12.9%)
Profit-sharing contingent commissions	—	—	—%	—	—	—%
Guaranteed supplemental commissions	—	—	—%	—	—	—%
Investment income	—	35	(100.0%)	—	117	(100.0%)
Other income, net	—	2	(100.0%)	—	2	(100.0%)
Total revenues	43,497	50,106	(13.2%)	130,879	150,395	(13.0%)
EXPENSES
Employee compensation and benefits	22,144	23,311	(5.0%)	66,495	69,119	(3.8%)
Other operating expenses	12,563	15,472	(18.8%)	36,546	45,912	(20.4%)
(Gain)/loss on disposal	—	—	—%	—	—	—%
Amortization	1,390	1,390	(—%)	4,170	4,089	2.0%
Depreciation	355	315	12.7%	1,059	902	17.4%
Interest	1,004	1,164	(13.7%)	3,137	3,239	(3.1%)
Change in estimated acquisition earn-out payables	—	(6,321)	(100.0%)	(3,085)	(6,086)	NMF
Total expenses	37,456	35,331	6.0%	108,322	117,175	(7.6%)
Income before income taxes	$6,041	$14,775	(59.1%)	$22,557	$33,220	(32.1%)
Income Before Income Taxes Margin (1)	13.9%	29.5%		17.2%	22.1%
EBITDAC (2)	$8,790	$11,323	(22.4%)	$27,838	$35,364	(21.3%)
EBITDAC Margin (2)	20.2%	22.6%		21.3%	23.5%
Organic Revenue growth rate (2)	(13.1%)	(0.7%)		(13.9%)	(1.5%)
Employee compensation and benefits relative to total revenues	50.9%	46.5%		50.8%	46.0%
Other operating expenses relative to total revenues	28.9%	30.9%		27.9%	30.5%
Capital expenditures	$584	$209	179.4%	$1,057	$540	95.7%
Total assets at September 30,				$467,889	$469,292	(0.3%)

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The Services Segment’s total revenues for the three months ended September 30, 2020 decreased 13.2%, or $6.6 million, as compared to the same period in 2019, to $43.5 million. The $6.6 million net decrease in core commissions and fees revenue was driven primarily by lower claims, and net new and renewal business. The Services Segment’s total commissions and fees and Organic Revenue declined 13.1% for the third quarter of 2020 due to: (i) lower claims in our Social Security advocacy businesses; (ii) a prior year terminated customer contract in one of our claims processing businesses; and (iii) lower claims volume realized by a number of our businesses that have been impacted by COVID-19.

Income before income taxes for the three months ended September 30, 2020 decreased 59.1%, or $8.7 million, as compared to the same period in 2019, to $6.0 million. Income before income taxes declined faster than EBITDAC due to a change in estimated acquisition earn-out payables in the prior year.

EBITDAC for the three months ended September 30, 2020 decreased 22.4%, or $2.5 million, from the same period in 2019, to $8.8 million. EBITDAC Margin for the three months ended September 30, 2020 decreased to 20.2% from 22.6% in the same period in 2019. The decreases in EBITDAC and EBITDAC Margin were driven primarily by: (i) the profit associated with the mix of lower Organic Revenue; and (ii) higher intercompany IT expenses; which were partially offset by (iii) cost savings delivered in response to COVID-19.

The Services Segment’s total revenues for the nine months ended September 30, 2020 decreased 13.0%, or $19.5 million, from the same period in 2019, to $130.9 million. The $19.4 million net decrease in core commissions and fees revenue was driven primarily by: (i) a decrease of $20.9 million related to lower claims, net new and renewal business; offset by (ii) $1.5 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2019. The Services Segment’s total commissions and fees declined 12.9%, and Organic Revenue declined 13.9% for the first nine months of 2020. The decline in Organic Revenue was caused primarily by: (i) lower claims and pricing in our Social Security advocacy businesses; (ii) lower claims volume realized by a number of our businesses that have been impacted by COVID-19; (iii) a prior year terminated customer contract in one of our claims processing businesses; and (iv) lower weather-driven claims.

Income before income taxes for the nine months ended September 30, 2020 decreased 32.1%, or $10.7 million, from the same period in 2019, to $22.6 million. The decrease was driven by: (i) a lower change in estimated acquisition earn-out payables as compared to the prior year; (ii) lower Organic Revenues; and (iii) the drivers of EBITDAC described below.

EBITDAC for the nine months ended September 30, 2020 decreased 21.3%, or $7.5 million, from the same period in 2019, to $27.8 million. EBITDAC Margin for the nine months ended September 30, 2020 decreased to 21.3% from 23.5% in the same period in 2019. The decreases in EBITDAC and EBITDAC Margin were driven primarily by: (i) the profit associated with lower Organic Revenue; and (ii) higher intercompany IT expenses; both of which were partially offset by cost savings delivered in response to COVID-19.

Other

As discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements, the “Other” column in the Segment Information table includes any income and expenses not allocated to reportable segments, and corporate-related items, including the intercompany interest expense charges to reporting segments.

LIQUIDITY AND CAPITAL RESOURCES

The Company seeks to maintain a conservative balance sheet and strong liquidity profile. Our capital requirements to operate as an insurance intermediary are low and we have been able to grow and invest in our business principally through cash that has been generated from operations. We have the ability to utilize our existing Revolving Credit Facility, which as of September 30, 2020 provided up to $800.0 million in available cash. We believe that we have access to additional funds, if needed, through the capital markets or private placements to obtain further debt financing under the current market conditions. The Company believes that its existing cash, cash equivalents, short-term investment portfolio and funds generated from operations, together with the funds available under the Revolving Credit Facility, will be sufficient to satisfy our normal liquidity needs, including principal payments on our long-term debt, for at least the next 12 months.
The Revolving Credit Facility contains an expansion option for up to an additional $500.0 million of borrowing capacity, subject to the approval of participating lenders. In addition, under Term Loan Credit Agreement, the unsecured term loan in the initial amount of $300.0 million may be increased by up to $150.0 million, subject to the approval of participating lenders. Including the expansion options under all existing credit agreements, the Company has access to up to $1.5 billion of incremental borrowing capacity as of September 30, 2020.

Contractual Cash Obligations

As of September 30, 2020, our contractual cash obligations were as follows:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$2,123,750	$66,250	$320,000	$687,500	$1,050,000
Other liabilities (1)	91,390	4,423	8,434	6,337	72,196
Operating leases (2)	252,166	49,614	87,184	57,787	57,581
Interest obligations	410,520	62,815	116,957	85,534	145,214
Unrecognized tax benefits	1,975	—	1,975	—	—
Maximum future acquisition contingency payments (3)	480,191	127,701	352,490	—	—
Total contractual cash obligations (4)	$3,359,992	$310,803	$887,040	$837,158	$1,324,991
(1)	Includes the current portion of other long-term liabilities.
(2)	Includes $12.4 million of future lease commitments not reflected on the balance sheet.
(3)

Includes $252.4 million of current and non-current estimated earn-out payables. $25.0 million of this balance is not subject to any further contingency as a result of the Amendment dated as of July 27, 2020 by and among the Company, The Hays Group, Inc., and certain of their affiliates, to the Asset Purchase Agreement, dated as of October 22, 2018.

(4)

Does not include approximately $20.7 million of deferred employer-only payroll tax payments related to the CARES Act which are expected to be paid in equal installments in each of December 2021 and December 2022.

Debt

Total debt at September 30, 2020 was $2,108.9 million net of unamortized discount and debt issuance costs, which was an increase of $553.6 million compared to December 31, 2019. The increase includes: (i) incremental borrowings of $700.0 million related to the Company's 2.375% Senior Notes due 2031 issued on September 24, 2020; (ii) net of the amortization of discounted debt related to our various unsecured Senior Notes, and debt issuance cost amortization of $1.7 million; offset by (iii) the repayment of the principal balance of $41.3 million for scheduled principal amortization balances related to our various existing floating rate debt term notes; (iv) the net repayment of $100.0 million under the Revolving Credit Facility; and (v) an additional $6.8 million including debt issuance costs and the portion of discount applied to the proceeds issued under the incremental borrowings related to the Company's 2.375% Senior Notes due 2031 issued on September 24, 2020.

On September 24, 2020, the Company completed the issuance of $700.0 million aggregate principal amount of the Company's 2.375% Senior Notes due 2031. The Senior Notes were given investment grade ratings of BBB- stable outlook and Baa3 positive outlook. The notes are subject to certain covenant restrictions, which are customary for credit rated obligations. At the time of funding, the proceeds were offered at a discount of the original note amount, which also excluded an underwriting fee discount. The net proceeds received from the issuance were used to repay a portion of the outstanding balance of $200.0 million on the Revolving Credit Facility, utilized in connection with the financing related to the acquisitions of LP Insurance Services, LLP and CKP Insurance, LLC and for other general corporate purposes. As of September 30, 2020, there was an outstanding debt balance of $700.0 million exclusive of the associated discount balance.

During the nine months ended September 30, 2020, the Company has repaid $30.0 million of principal related to the Amended and Restated Credit Agreement term loan through quarterly scheduled amortized principal payments each equaling $10.0 million on March 31, 2020, June 30, 2020, and September 30, 2020. The Amended and Restated Credit Agreement term loan had an outstanding balance of $300.0 million as of September 30, 2020. The Company’s next scheduled amortized principal payment is due December 31, 2020 and is equal to $10.0 million.

During the nine months ended September 30, 2020, the Company has repaid $11.3 million of principal related to the Term Loan Credit Agreement through quarterly scheduled amortized principal payments each equaling $3.8 million on March 31, 2020, June 30, 2020 and September 30, 2020. The Term Loan Credit Agreement had an outstanding balance of $273.8 million as of September 30, 2020. The Company’s next scheduled amortized principal payment is due December 31, 2020 and is equal to $3.8 million.

On April 30, 2020, the Company borrowed $250.0 million under the Revolving Credit Facility. The proceeds were used in conjunction with the payment of the purchase price for the previously announced acquisition of LP Insurance Services LLC and for additional liquidity to further strengthen the Company’s financial position and balance sheet in the event cash receipts from customers or carrier partners are delayed due to the COVID-19 pandemic. On June 30, 2020, the Company repaid $150.0 million on the Revolving Credit Facility. On September 24, 2020, the Company repaid the total outstanding borrowings under the Revolving Credit Facility of $200.0 million using the proceeds received from the borrowings under the Company's 2.375% Senior Notes due 2031.

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

Our invested assets are held primarily as cash and cash equivalents, restricted cash, available-for-sale marketable debt securities, non-marketable debt securities, certificates of deposit, U.S. treasury securities, and professionally managed short duration fixed income funds. These investments are subject to interest rate risk. The fair values of our invested assets at September 30, 2020 and December 31, 2019, approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.

We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date.

As of September 30, 2020, we had $573.8 million of borrowings outstanding under our various term loans, which bear interest on a floating basis tied to the London Interbank Offered Rate (“LIBOR”) and therefore can result in changes to our associated interest expense. The effect of an immediate hypothetical 10% change in interest rates would not have a material effect on our Condensed Consolidated Financial Statements. As of July 2017, the U.K. Financial Conduct Authority has urged banks and institutions to discontinue their use of the LIBOR benchmark rate for floating rate debt, and other financial instruments tied to the rate after 2021. The Alternative Reference Rates Committee (“ARRC”) have recommended the Secured Overnight Financing Rate (“SOFR”) as the best alternative rate to LIBOR post discontinuance and has proposed a transition plan and timeline designed to encourage the adoption of SOFR from LIBOR.

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

We are subject to exchange rate risk primarily in our U.K.-based wholesale brokerage business that has a cost base principally denominated in British pounds and a revenue base in several other currencies, but principally in U.S. dollars, and in our Canadian MGA business that has substantially all of its revenues and cost base denominated in Canadian Dollars. Based upon our foreign currency rate exposure as of September 30, 2020, an immediate 10% hypothetical change of foreign currency exchange rates would not have a material effect on our Condensed Consolidated Financial Statements.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation (the “Evaluation”) required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of September 30, 2020. Based upon the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

ITEM 1. Legal Proceedings

In Item 3 of Part I of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2019, certain information concerning litigation claims arising in the ordinary course of business was disclosed. Such information was current as of the date of filing. During the Company’s fiscal quarter ended September 30, 2020, no new legal proceedings, or material developments with respect to existing legal proceedings, occurred which require disclosure in this Quarterly Report on Form 10-Q.

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

To mitigate the economic impact caused by COVID-19, certain governmental entities have declared or proposed a “grace period” on the collection of insurance premiums. It is unclear the impact this would have on our commission revenues, typically calculated as a percentage of premium. It is possible that such grace periods could delay our receipt of revenues as we continue to incur compensation and operating expenses related to serving our clients. In addition, certain governmental entities have proposed requiring underwriting enterprises to pay business interruption and workers’ compensation claims for COVID-19 losses despite applicable policy exclusions. Retroactively expanding business interruption or other coverages could materially negatively affect underwriting enterprises, reduce the availability of insurance coverage, and negatively affect our ability to generate commission revenues from such policies as well as supplemental and contingent commissions from underwriting enterprises. Other legislation would require underwriting enterprises to return premiums to clients on certain lines of coverage. While it is unclear the impact such legislation would have on us, it is possible we could be asked to disgorge commission revenues related to such premiums.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuances of Unregistered Securities

In connection with certain acquisitions, the Company issued 44,978 shares of Company common stock on September 11, 2020 and 68,568 shares of Company common stock on September 10, 2020, to the owners of the businesses acquired. The issuance was made in reliance upon the following exemptions of exclusions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”): Section 4(a)(2) of the Securities Act and Regulation D promulgated under the Securities Act.

Issuer Purchases of Equity Securities

The following table provides information about our repurchase of shares of our common stock during the three months ended September 30, 2020:

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum value that may yet be purchased under the plans or programs (3)
July 1, 2020 to July 31, 2020	814,845	$40.78	—	$459,852,961
August 1, 2020 to August 31,2020	613	45.75	—	459,852,961
September 1, 2020 to September 30, 2020	134,179	44.29	132,851	453,969,269
Total	949,637	$41.28	132,851	$453,969,269

(1)

We purchased 949,637 shares during the quarter ended September 30, 2020, of which 132,851 shares were purchased in open market transactions, and 816,786 shares were acquired from our employees to cover required tax withholdings on the vesting of shares in our equity compensation plans.

(2)	On September 10, 2020, the Company made shares repurchases in the open market of 132,851 shares at a total cost of $5.9 million.
(3)

On May 1, 2019, the Board of Directors approved an additional repurchase authorization amount of $372.5 million to bring the total available share repurchase authorization to approximately $500.0 million. After completing these open market repurchases, the Company’s outstanding Board approved share repurchase authorization is approximately $454.0 million. Between January 1, 2014 and September 30, 2020, the Company repurchased a total of approximately 15.6 million shares for an aggregate cost of approximately $543.6 million.

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

4.1

Third Supplemental Indenture, dated as of September 24, 2020, between Brown & Brown, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to Form 8-K filed September 24, 2020).

4.2	Form of Brown & Brown, Inc.’s 2.375% Notes due 2031 (incorporated by reference to Exhibit 4.3 to Form 8-K filed September 24, 2020).

10.1

Underwriting Agreement, dated as of September 17, 2020, among Brown & Brown, Inc. and J.P. Morgan Securities LLC, BofA Securities, Inc., PNC Capital Markets, LLC and Truist Securities, Inc., as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to Form 8-K filed September 18, 2020).

10.2

Amendment to the Asset Purchase Agreement, dated July 27, 2020, by and among Brown & Brown, Inc., BBHG, Inc., The Hays Group, Inc., The Hays Group Of Wisconsin LLC, The Hays Benefits Group, LLC, PlanIT, LLC, The Hays Benefits Group of Wisconsin, LLC, and The Hays Group of Illinois, LLC, and Claims Management of Missouri, LLC.

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

BROWN & BROWN, INC.

/s/ R. Andrew Watts
Date: October 27, 2020	R. Andrew Watts
Executive Vice President, Chief Financial Officer and Treasurer
(duly authorized officer, principal financial officer and principal accounting officer)