Form 10-K
period 2020-12-31
BROWN & BROWN, INC.
filed 2021-02-23
CIK 79282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number 001-13619

BROWN & BROWN, INC.

(Exact name of registrant as specified in its charter)

Florida	59-0864469
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
300 North Beach Street, Daytona Beach, FL	32114
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (386) 252-9601

Registrant’s Website: www.bbinsurance.com

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
COMMON STOCK, $0.10 PAR VALUE	BRO	New york stock exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was last sold on June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was $9,600,807,597.

The number of shares of the Registrant’s common stock, $0.10 par value, outstanding as of February 22, 2021 was 282,089,166.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Brown & Brown, Inc.’s Proxy Statement for the 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

BROWN & BROWN, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

Disclosure Regarding Forward-Looking Statements

Brown & Brown, Inc., together with its subsidiaries (collectively, “we,” “Brown & Brown” or the “Company”), makes “forward-looking statements” within the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995, as amended, throughout this report and in the documents we incorporate by reference into this report, including those relating to the potential effects of the COVID-19 pandemic (“COVID-19”) on the Company’s business, operations, financial performance and prospects.. You can identify these statements by forward-looking words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “plan” and “continue” or similar words. We have based these statements on our current expectations about potential future events. Although we believe the expectations expressed in the forward-looking statements included in this Form 10-K and the reports, statements, information and announcements incorporated by reference into this report are based upon reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. Further, statements about the effects of COVID-19 on our business, operations, financial performance and prospects may constitute forward-looking statements and are subject to the risk that the actual impacts may differ, possibly materially, from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable and in many cases beyond our control, including the scope and duration of COVID-19, actions taken by governmental authorities in response to COVID-19, and the direct and indirect impact of COVID-19 on our customers, insurance carriers, third parties and us. Many of these factors have previously been identified in filings or statements made by us or on our behalf. Important factors which could cause our actual results to differ materially from the forward-looking statements in this report include but are not limited to the following items, in addition to those matters described in Part I, Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

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

•	Adverse economic conditions, natural disasters, or regulatory changes in states where we have a concentration of our business;
•	The inability to maintain our culture or a change in management, management philosophy or our business strategy;
•	Risks facing us in our Services Segment, including our third-party claims administration operations, that are distinct from those we face in our insurance intermediary operations;
•	The limitations of our system of disclosure and internal controls and procedures in preventing errors or fraud, or in informing management of all material information in a timely manner;
•	The significant control certain existing shareholders have over the Company;
•	Risks related to our international operations, which may require more time and expense than our domestic operations to achieve or maintain profitability;
•	Changes in data privacy and protection laws and regulations or any failure to comply with such laws and regulations;
•	Improper disclosure of confidential information;
•	The potential adverse effect of certain actual or potential claims, regulatory actions or proceedings on our businesses, results of operations, financial condition or liquidity;
•	Uncertainty in our business practices and compensation arrangements due to potential changes in regulations;

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

As of December 31, 2020, our activities were conducted in 332 domestic locations in 43 states, and 9 international locations in Canada, England, Bermuda, and the Cayman Islands.

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

Segment Information

Our business is divided into four reportable segments: (1) the Retail Segment, (2) the National Programs Segment, (3) the Wholesale Brokerage Segment and (4) the Services Segment. The Retail Segment provides a broad range of insurance products and services to commercial, public and quasi-public entities, and to professional and individual customers, as well as non-insurance warranty services and products through our automobile dealer services (“F&I”) businesses. The National Programs Segment, which acts as a managing general agent (“MGA”), provides professional liability and related package products for certain professionals, a range of insurance products for individuals, flood coverage, and targeted products and services designated for specific industries, trade groups, governmental entities and market niches, all of which are delivered through a nationwide network of independent agents, including Brown & Brown retail agents. The Wholesale Brokerage Segment markets and sells excess and surplus commercial and personal lines insurance, primarily through independent agents and brokers, as well as Brown & Brown retail agents. The Services Segment provides insurance-related services, including third-party claims administration and adjusting services, comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare Set-aside services and Social Security disability benefits advocacy services.

The following table summarizes (1) the commissions and fees generated by each of our reportable operating segments for 2020, 2019 and 2018, and (2) the percentage of our total commissions and fees represented by each segment for each such period:

(in thousands, except percentages)	2020	%	2019	%	2018	%
Retail Segment	$1,471,352	56.5%	$1,366,016	57.3%	$1,041,691	51.8%
National Programs Segment	609,842	23.4%	516,915	21.7%	493,878	24.6%
Wholesale Brokerage Segment	352,161	13.5%	309,426	13.0%	286,364	14.2%
Services Segment	174,012	6.7%	193,641	8.1%	189,041	9.4%
Other	(1,259)	(0.1)%	(1,261)	(0.1)%	(1,117)	(0.0)%
Total	$2,606,108	100.0%	$2,384,737	100.0%	$2,009,857	100.0%

We conduct all of our operations within the United States of America, except for one Wholesale Brokerage operation based in England, one National Programs operation in Canada and Retail operations based in Bermuda and The Cayman Islands. These operations generated $35.1 million, $17.7 million and $15.2 million of revenues for the years ended December 31, 2020, 2019 and 2018, respectively. We do not have any material foreign long-lived assets.

See Note 17 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional segment financial data relating to our business.

Retail Segment

The Retail Segment provides a broad range of insurance products and services to commercial, public and quasi-public, professional and individual insured customers, and non-insurance services and products through our automobile dealer services (“F&I”) businesses. Significant lines of coverage and capabilities are:

Builders Risk	Group Medical & Pharmaceutical	Property
Commercial Auto	Homeowners	Reinsurance
Crop & Hail	Inland Marine	Retirement Benefit
Cyber	Long Term Disability	Risk Mitigating Warranty Products
Directors & Officers	Management Liability	Short Term Disability
Errors & Omissions	Medical Stop Loss	Term Life
Excess Liability	Personal Auto	Umbrella
General Liability	Prescription Drug	Workers Compensation
Group Dental

No material part of our retail business is attributable to a single customer or a few customers. During 2020, commissions and fees from our largest single Retail Segment customer represented four tenths of one percent (0.4%) of the Retail Segment’s total commissions and fees.

As of December 31, 2020, our Retail Segment employed 5,764 employees. Our Retail Segment has physical locations in 39 states and Bermuda and is licensed to do business in all 50 states. In connection with the selling and marketing of insurance coverages, we provide a broad range of related services to our customers, such as risk management strategies, loss control surveys and analysis, consultation in connection with placing insurance coverages and claims processing.

National Programs Segment

As of December 31, 2020, our National Programs Segment employed 2,508 employees. The National Programs Segment specializes in the development and management of insurance program business, often designed for niche, underserved markets. We offer program management expertise for insurance carrier partners across numerous lines of business, which can be grouped into five broad categories: (1) Professional Programs, (2) Personal Lines Programs, (3) Commercial Programs, (4) Public Entity-Related Programs, and (5) Specialty Lines Program:

Professional Programs. Professional liability and related package insurance products are tailored to the needs of professionals in the following areas: dentistry, legal, eyecare, insurance, financial, physicians, and real estate title professionals. Professional liability programs also offer supplementary insurance-related products to include weddings, events, medical facilities, and cyber liability.

Personal Lines Programs. Personal lines programs offer a variety of insurance products to personal lines consumers including homeowners and personal property policies; residential earthquake; as well as private passenger automobile and motorcycle coverage.

Commercial Lines Programs. Commercial programs serve a broad segment of industries with our Core Commercial offering. Specific industries and market niches are served by our specialty programs including automotive aftermarket, professional and amateur sports, motorsports, special events, and the entertainment industry; commercial transportation and trucking; forestry; manufactured housing; and workers’ compensation.

Public Entity Programs. Public entity programs range from providing fully insured programs to establishing risk retention insurance pools, and excess and facultative specific coverages, including administration of various insurance trusts for cities, counties, municipalities, school boards, special taxing districts, and quasi-governmental agencies.

Specialty Programs. Specialty programs include flood insurance, commercial difference-in-conditions (earthquake), all-risk commercial property, coastal property programs including wind, lender-placed solutions, sovereign Indian nations, and parcel insurance.

Wholesale Brokerage Segment

As of December 31, 2020, our Wholesale Brokerage Segment employed 1,578 employees. Our Wholesale Brokerage Segment markets and sells excess and surplus commercial insurance products and services to retail insurance agencies (including Brown & Brown retail offices). The Wholesale Brokerage Segment offices represent various U.S. and U.K. surplus lines insurance companies. Additionally, certain offices are also Lloyd’s of London correspondents. The Wholesale Brokerage Segment also represents admitted insurance companies for purposes of affording access to such companies for smaller agencies that otherwise do not have access to large insurance company representation. Excess and surplus insurance products encompass many insurance coverages, including personal lines, homeowners, yachts, jewelry, commercial property and casualty, commercial automobile, garage, restaurant, builder’s risk and inland marine lines. Difficult-to-insure general liability and products liability coverages are a specialty, as is excess workers’ compensation coverage. Wholesale brokers solicit business through mailings and direct contact with retail agency representatives. During 2020, commissions and fees from our largest Wholesale Brokerage Segment customer represented approximately 1.3% of the Wholesale Brokerage Segment’s total commissions and fees.

Services Segment

As of December 31, 2020, our Services Segment employed 936 employees and provided a wide range of insurance-related services.

Below are brief descriptions of the capabilities within the Services Segment.

Social Security Advocacy - assists individuals throughout the United States who are seeking to establish eligibility for coverage under the federal Social Security Disability program and provides health plan selection and enrollment assistance for Medicare beneficiaries. We work closely with employer sponsored group life, disability and health plan participants to assist disabled individuals in receiving the education, advocacy and benefit coordination assistance necessary to achieve the fastest possible benefit approvals. In addition, we provide second injury fund recovery services to the workers’ compensation insurance market.

Claims Administration - provides third-party administration (“TPA”) services for commercial and personal property and casualty, medical, vocational, and professional liability insurance markets on a nationwide basis, providing claims adjusting, administration, subrogation, litigation and data management, claims investigations services, claim investigations, and audit services to insurance companies, self-insureds, public municipalities, insurance brokers and corporate entities. We source claims activity from various Arrowhead programs in our National Programs Segment, as well as from third parties.

Medicare Secondary Payer compliance and Medicare Set-Aside – provides statutory compliance services, conditional payment negotiation and resolution, structured settlements/annuity funding, professional administration, and a post-settlement durable medical equipment and pharmacy program administration.

Self-Insured Trust Administration - provides TPA services for government entities and self-funded or fully-insured workers’ compensation and liability plans and trusts including claims administration and a dedicated subrogation recovery department.

Workers’ Compensation and Liability Plan Administration - provides claims administration, cost containment consulting services for secondary disability and subrogation recoveries, certified and non-certified medical management programs, access to medical networks, case management, utilization review services and risk management services such as loss control.

In 2020, our five largest contracts represented approximately 20.0% of fees revenues in our Services Segment.

Competition

The insurance intermediary business is highly competitive, and numerous firms actively compete with us for customers and insurance markets. Competition in the insurance business is largely based upon innovation, knowledge, understanding of terms and conditions of coverage, quality of service and price. A number of firms and banks with substantially greater resources and market presence compete with us.

A number of insurance companies directly sell insurance, primarily to individuals or small enterprises, and do not pay commissions to third-party agents and brokers. In addition, the internet and start-up technology companies continue to be a source for direct placement of personal lines or small business insurance. We have our own technology capabilities to also serve single-line and small businesses. While it is difficult to quantify the impact on our business from individuals or small businesses purchasing insurance over the Internet, we believe this risk would generally be isolated to personal lines customers with single-line coverage, or small businesses that do not have a complex insurance program, which represent a small portion of our overall Retail or National Programs segments.

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

Human Capital

At December 31, 2020, the Company had 11,136 employees. We have agreements with our sales employees and certain other employees that include provisions: (1) protecting our confidential information and trade secrets, (2) restricting their ability post-employment to solicit the business of our customers, and (3) preventing the hiring of our employees for a period of time after separation from employment with us. The enforceability of such agreements varies from state to state depending upon applicable law and factual circumstances. The majority of our employment relationships are at-will and terminable by either party at any time; however, the covenants regarding confidential information and non-solicitation of our customers and employees generally extend for a period of at least two years after cessation of employment.

None of our employees are subject to a collective bargaining agreement and we consider our relations with our employees to be good.

Our Guiding Principles

Every successful team thrives on the diversity of talent, thought, experience, character, and work ethic. Our continued success depends on the full and effective recruitment and enhancement of the most qualified teammates. Put simply, Brown & Brown is a Meritocracy®—our people rise according to their merits. We pride ourselves on creating an open, diverse, performance-driven, and transparent culture that celebrates and recognizes teammates at all levels.

Culture

Our unique culture drives our results and is a key component of the Company’s strategy. Brown & Brown is a lean, decentralized, highly competitive, profit-oriented sales and service organization composed of people of the highest integrity and quality, bound together by clearly defined goals and prideful relationships. We consider ourselves teammates, not “employees,” and our success is guided by leaders, not managers. Our Company believes our teammates are far more than ordinary, and we know they achieve extraordinary results because they are challenged, empowered, and rewarded for doing so.

Soliciting Feedback.

We regularly solicit anonymous feedback from our teammates, and we are proud that 94% of our teammates say Brown & Brown is a Great Place to Work®. We know these results stem from the fact that we view the personal health and well-being of our teammates and their families as paramount. As an organization, we value, encourage, and support these priorities, and by doing so, we cultivate a productive and highly engaged team that drives our Company to thrive and succeed.

Human Capital Credentials

Nearly a quarter of our Company is owned by our teammates, which we believe cultivates a unique ownership culture. We strive to provide multiple opportunities for teammates to share in the ownership of Brown & Brown and to create personal wealth, including through our employee stock purchase program, our 401(k) plan, and long-term equity grants. We estimate that more than 60% of our teammates own stock in our Company, establishing an ownership mindset that we believe demonstrates the strongest vote of confidence from our teammates. This ownership mindset also influences how we operate, including how we invest in our business, and the work we do for our customers. In addition to being a Great Place to Work® certified company, Brown & Brown, Inc. was recognized as a Best Workplace for Women and Millennials in 2020.

Our Workforce.

The vast majority of our teammates are regular full-time employees. Our goal is to provide our teammates with careers, not jobs. In addition to our regular full-time teammates, we also employ regular part-time teammates and seasonal/temporary teammates. The following chart illustrates the categorical breakdown of our teammate population, which includes all persons who receive wages or salaries through the Company’s payroll:

•

Regular full-time teammates: Teammates who work at least a 32-hour workweek for an indefinite period of time. All regular full-time teammates are generally eligible for all employment benefits provided by the Company to its teammates.

•

Regular part-time teammates: Teammates working less than a 32-hour workweek for an indefinite period of time. Depending on the average hours worked per week, regular part-time teammates may be eligible for limited employment benefits as specified in the terms of the particular employment benefit plan or policy.

•

Seasonal/temporary teammates: A teammate who is hired as an interim replacement, to temporarily supplement our workforce, or to assist on the completion of a specific project, other than those supplied under contract by an outside agency. Employment assignments in this category are typically of a limited duration.

Recruitment; Education and Development

A critical part of the Company’s strategy revolves around the recruitment and development of our teammates; to drive our growth by offering innovative risk management solutions to our customers, we often think of ourselves as being in the people recruiting and enhancing business. We actively recruit in all of our offices and at all levels of our organization. We have been particularly successful at building our talented workforce by hiring recent college graduates, mid-level professionals with experience outside of the insurance industry, and seasoned insurance professionals with a desire to elevate their careers. We also recruit and develop talent through our college internship program, which leverages our strong relationships with a number of key colleges and universities.

We also build our team by completing high-quality acquisitions that fit culturally and make sense financially. In 2020, we added approximately 796 new teammates through 25 strategic acquisitions.

We invest heavily in our teammates' education and development because we believe it improves their capabilities, engagement, satisfaction, and productivity, which, in turn, positively impacts how we serve our customers and, ultimately, our Company’s performance and results. One of the pillars of our educational program is “Brown & Brown University,” a rigorous training program we believe distinguishes us from our industry peers, offering comprehensive sales, technical, and other courses for new producers, office leaders, and other teams within the organization. In addition, the Company recently established the Brown & Brown Education Assistance Program, which provides tuition reimbursement and student loan repayment assistance, as well as the National Merit Brown & Brown Scholarship.

The Company recently launched a “Peer Partnership Program” designed to connect individuals from across our organization and support them in building new partnerships, expanding their networks, and experiencing our Company culture through different perspectives.

Diversity, Inclusion, and Belonging

The Company believes diversity of thought and experiences results in better outcomes and empowers our teammates to make more meaningful contributions to our customers, our Company, and the communities in which we live. Accordingly, as part of our strategy, we recently announced the formation of the Brown & Brown Diversity, Inclusion, and Belonging Task Force. This task force is composed of individuals with diverse experience and expertise, and it seeks to collect ideas, thoughts, and stories from our teammates across our operating segments and locations. Our goal is to ensure a wide range of perspectives are considered as we develop a strategic framework around promoting diversity, inclusion, and belonging throughout the Company. To this end, the task force has already undertaken the following initiatives to understand the Company’s current strengths and areas for development, which will drive our go-forward priorities:

•	launched a Company-wide teammate survey on diversity, inclusion, and belonging that allows us to gather baseline metrics;
•	conducted focus group sessions, as well as one-on-one outreach and conversations, that foster meaningful discussions on our future strategy;
•	completed an assessment to analyze the strategies, programs, and messaging of companies with similar size and composition, as well as peers across the insurance industry;
•

launched an external listening campaign involving interviews with peer corporations with a range of experiences and approaches, as well as engaging sector experts with knowledge of diversity and inclusion program design, training modalities, and cross-company comparisons; and

•	provided a dedicated mailbox for teammates to submit suggestions, thoughts, and stories.

Brown & Brown does not tolerate discrimination in any form with respect to any aspect of employment. The Company has an established policy that recruitment, hiring, transfers, promotions, terminations, compensation, and benefits practices be without regard to race, color, religion, absence of religious affiliation, national origin, ethnicity, age, disability, perception of disability, sex, sexual orientation, gender identity/expression, gender orientation, marital status, service in our armed forces, veteran status in our armed forces, political activity, or political party affiliation.

The Company tracks the representation of women and underrepresented racial and ethnic minorities because we know diversity helps us build better teams and improve our customer experience. Our gender and minority data are presented periodically to our Board. We are proud of our efforts in this area to date and continue to strive to further diversify our workforce and strengthen our culture of inclusion and belonging.

Health and Safety

The safety and well-being of all Brown & Brown teammates are of utmost importance. Brown & Brown intends to provide a safe environment for teammates and visitors to our offices.

In 2020, the Company had no work-related fatalities and 29 injuries or occupational diseases, as determined based on the number of claims made under our workers’ compensation policy, other than claims that were closed and for which no payment was made.

Focus on Health and Wellness

The Company is uniquely focused on our teammates' physical, mental, spiritual, and financial health and wellness. We recognize that healthy employees are better positioned to support their families, their communities, and our customers and, in turn, to deliver strong results for the Company and our shareholders. Individuals are encouraged to exercise regularly, and our offices routinely sponsor local races and other events to encourage our teammates to stay active. We also encourage our teammates to pursue interests outside of work by taking vacation or personal time, volunteering in their communities, and pursuing their hobbies.

Our new headquarters in Daytona Beach, Florida, was designed with open floorplans to encourage regular movement and interaction among our teammates, which we believe facilitates a better and more productive work environment. Substantially all offices and workstations in our new headquarters have been equipped with ergonomic furniture and standing desks to support the physical health of our teammates.

The remote working environment resulting from the COVID-19 pandemic has underscored the importance we place on our teammates' health and wellness. During the pandemic, our Chief Executive Officer appeared in weekly check-in videos to our teammates focused on personal stories about grit, resiliency, and maintaining mental and physical well-being. In addition, during the pandemic, the Company launched a series of 30-minute “Small Bites” sessions on a wide range of topics, including meditation, yoga, nutrition, fitness, and home office ergonomics.

Safety Guidelines

The Company has formal workplace safety guidelines that apply to all of our teammates and facilities, with some offices establishing even more specific guidelines for conduct. These guidelines cover, among other things, hazardous and unsafe work areas and conditions, cell phone usage, travel, attire, communication protocols for closures and emergencies, and our workers’ compensation benefits. Our teammates are expected to conduct themselves in a manner that will foster and maintain cooperative working relationships, ensure safety, and promote effectiveness. Teammates are expected to perform their duties professionally, to the best of their ability, and in accordance with all established standards, and to exercise sound judgment and conduct themselves in a professional, courteous manner at all times.

Driving for Business Policy

The Company has a formal Driving for Business policy prohibiting teammates from using mobile devices for calls, texting, or email while driving, except when using a hands-free device. Under our policy, teammates routinely driving for business purposes are required to maintain an acceptable motor vehicle record (“MVR”) and be subject to the MVR being reviewed at the time of hire and periodically after that. Teammates must have a valid driver’s license, obtain supervisory approval, and show proof of minimum required insurance before using their personal vehicle for business purposes.

Violence in the Workplace Policy

The Company has a formal policy against violence in the workplace. This policy prohibits any form of weapon from being carried or maintained in the Company’s offices and prohibits teammates from making threats or engaging in violent activities. Under our policy, any teammate who believes he or she has been a victim of violence, threats of violence, intimidating conduct, or has heard jokes or offensive comments about a violent occurrence must report such actions immediately to their team leader or another member of the Company’s leadership. In addition, any teammate who believes he, she, or another teammate may be in imminent danger of violence must notify local law enforcement officials immediately.

Mental Health

We are particularly passionate about mental health, and we believe leadership in that area starts at the top. Our Chief Executive Officer regularly addresses the importance of mental health in his communications with our teammates. Individuals are encouraged to engage in activities that promote good mental health and, when needed, to seek out help from friends, co-workers, and medical professionals. To foster a sense of connection during the COVID-19 pandemic and to help our teammates better recognize and address mental health issues, the Company curated weekly videos featuring teammates from across our organization sharing their personal experiences related to stress, anxiety, loneliness, acts of kindness and service, and navigating work from home with spouses, partners, pets, and children.

Through the Company’s Employee Assistance Program (“EAP”), the Company has contracted with a third-party service provider to offer all teammates and their dependents no-cost, confidential employee assistance on a 24/7 basis. Under the EAP, teammates and their dependents can get help for emotional concerns, marital or family difficulties, alcohol or drug dependency, stress, compulsive gambling, and legal or financial problems.

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

The charters of the Audit, Compensation and Nominating/Governance Committees of our Board of Directors as well as our Corporate Governance Principles, Code of Business Conduct and Ethics and Code of Ethics-CEO and Senior Financial Officers (including any amendments to, or waivers of any provision of any of these charters, principles or codes) are also available on our website or upon request. Requests for copies of any of these documents should be directed in writing to: Corporate Secretary, Brown & Brown, Inc., 300 North Beach Street, Daytona Beach, Florida 32114, or by telephone to (386)-252-9601.

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

Risks Related to the COVID-19 Pandemic

THE COVID-19 PANDEMIC AND THE RESULTING GOVERNMENTAL AND SOCIETAL RESPONSES, THE SEVERITY AND DURATION OF THE PANDEMIC, AND THE RESULTING IMPACT ON THE U.S. ECONOMY AND THE GLOBAL ECONOMY, MAY MATERIALLY AND ADVERSELY AFFECT THE COMPANY’S BUSINESS, LIQUIDITY, CUSTOMERS, INSURANCE CARRIERS AND THIRD PARTIES.

In December 2019, a novel strain of coronavirus, COVID-19, surfaced. Since then, COVID-19 has spread across the world, and has been declared a pandemic by the World Health Organization. The global outbreak of COVID-19 continues to rapidly evolve. The COVID-19 pandemic has created significant volatility, uncertainty and economic disruption, which could further adversely affect our business and may materially and adversely affect our financial condition, results of operations and cash flows. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the ultimate geographic spread and severity of COVID-19; the duration of the pandemic; the effectiveness and roll-out of vaccinations against COVID-19; business closures, travel restrictions, social distancing and other actions taken to contain and treat COVID-19; the effectiveness of actions taken to contain and treat the virus; the impact of the pandemic on economic activity; the timing and effectiveness of government stimulus programs; the extent and duration of the effect on customer demand and buying patterns; and any impairment in value of our tangible or intangible assets which could be recorded as a result of weaker economic conditions. In addition, if the pandemic continues to create disruptions or turmoil in the credit or financial markets, or impacts our credit ratings, it could adversely affect our ability to access capital on favorable terms and continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted.

As the COVID-19 pandemic and any associated protective or preventative measures continue to spread in the United States and around the world, we may experience disruptions to our business, including:

•

our customers choosing to limit purchases of insurance and services due to declining business conditions, our customers ceasing their business operations on a temporary or permanent basis, and a reduction in our customers’ insurable exposure units, all of which would impact our ability to generate commission revenue and other revenue;

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

We cannot predict the impact that COVID-19 will have on our customers, insurance carriers, suppliers, and other third-party contractors, and each of their financial conditions; however, any material effect on these parties could adversely impact us. Even after the COVID-19 outbreak has subsided, we may experience materially adverse impacts to our business as a result of the virus’ global economic impact. Further, COVID-19 may affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider as presenting significant risks to our operations.

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

These and other disruptions related to COVID-19 could materially and adversely affect our business, financial condition, results of operations and cash flows. Further, the potential effects of COVID-19 also could impact and, in some cases, magnify many of our risk factors described in this Annual Report on Form 10-K. However, as the COVID-19 situation is unprecedented and continuously evolving, the potential impacts to our risk factors remain uncertain. Additionally, any potential effects of COVID-19 may lag behind the developments related to the COVID-19 pandemic.

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

In addition, we could be adversely affected if we fail to adequately plan for the succession of our senior leaders and key executives. The succession plans and employment arrangements we have in place with certain key executives do not guarantee that the services of these executives will continue to be available to us. The loss of our senior leaders or other key personnel, or our inability to continue to identify, recruit and retain such personnel, could materially and adversely affect our business, results of operations and financial condition.

OUR GROWTH STRATEGY DEPENDS, IN PART, ON THE ACQUISITION OF OTHER INSURANCE INTERMEDIARIES, WHICH MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS IN THE FUTURE OR WHICH, IF CONSUMMATED, MAY NOT BE ADVANTAGEOUS TO US.

Our growth strategy partially includes the acquisition of other insurance intermediaries. Our ability to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into our operations, and expand into new markets requires us to implement and continuously improve our operations and our financial and management information systems. Integrated, acquired businesses may not achieve levels of revenues or profitability comparable to our existing operations, or otherwise perform as expected. In addition, we compete for acquisition and expansion opportunities with firms and banks that may have substantially greater resources than we do. Acquisitions also involve a number of risks, such as diversion of management’s attention; difficulties in the integration of acquired operations and retention of personnel; increase in expenses and working capital requirements, which could reduce our return on invested capital; entry into unfamiliar markets or lines of business; unanticipated problems or legal liabilities; estimation of the acquisition earn-out payables; and tax and accounting issues, some or all of which could have a material adverse effect on our results of operations, financial condition and cash flows. Post-acquisition deterioration of operating performance could also result in lower or negative earnings contribution and/or goodwill impairment charges.

A CYBERSECURITY ATTACK, OR ANY OTHER INTERRUPTION IN INFORMATION TECHNOLOGY AND/OR DATA SECURITY AND/OR OUTSOURCING RELATIONSHIPS, COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND REPUTATION.

We rely on information technology and third-party vendors to provide effective and efficient service to our customers, process claims, and timely and accurately report information to carriers and which often involves secure processing of confidential sensitive, proprietary and other types of information. Cybersecurity breaches of any of the systems we rely on may result from circumvention of security systems, denial-of-service attacks or other cyber-attacks, hacking, “phishing” attacks, computer viruses, ransomware, malware, employee or insider error, malfeasance, social engineering, physical breaches or other actions, any of which could expose us to data loss, monetary and reputational damages and significant increases in compliance costs. An interruption of our access to, or an inability to access, our information technology, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis. If sustained or repeated, such a business interruption, system failure or service denial could result in a deterioration of our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or perform other necessary business functions. We have from time to time experienced cybersecurity incidents, such as malware infections, phishing campaigns and vulnerability exploit attempts, which to date have not had a material impact on our business.

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

We cannot entirely eliminate all risk of improper access to private information, and the cost and operational consequences of implementing, maintaining and enhancing further system protections measures could increase significantly as cybersecurity threats increase. As these threats evolve, cybersecurity incidents will be more difficult to detect, defend against and remediate. Any of the foregoing may have a material adverse effect on our business, financial condition and reputation.

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

We are continuously taking steps to upgrade and expand our information systems capabilities, including how we electronically interact with our customers and insurance carriers. Maintaining, protecting and enhancing these capabilities to keep pace with evolving industry and regulatory standards, and changing customer preferences, requires an ongoing commitment of significant resources. If the information we rely upon to run our businesses was found to be inaccurate or unreliable or if we fail to effectively maintain our information systems and data integrity, we could experience operational disruptions, regulatory or other legal problems, increases in operating expenses, loss of existing customers, difficulty in attracting new customers, or suffer other adverse consequences.

Our technological development projects may not deliver the benefits we expect once they are completed or may be replaced or become obsolete more quickly than expected, which could result in the accelerated recognition of expenses. If we do not effectively and efficiently manage and upgrade our technology portfolio regularly, or if the costs of doing so are higher than we expect, our ability to provide competitive services to new and existing customers in a cost-effective manner and our ability to implement our strategic initiatives could be adversely impacted.

WE DERIVE A SIGNIFICANT PORTION OF OUR COMMISSION REVENUES FROM A LIMITED NUMBER OF INSURANCE COMPANIES, THE LOSS OF WHICH COULD RESULT IN ADDITIONAL EXPENSE AND LOSS OF MARKET SHARE.

For the year ended December 31, 2020, 2019, and 2018, no more than 5.0% of our total core commissions was derived from insurance policies underwritten by one insurance company. Should this insurance company seek to terminate its arrangements with us or to otherwise decrease the number of insurance policies underwritten for us, we believe that other insurance companies are available to underwrite the business, although some additional expense and loss of market share could result.

BECAUSE A SIGNIFICANT PORTION OF OUR BUSINESSES ARE CONCENTRATED IN FLORIDA, CALIFORNIA, MASSACHUSETTS, GEORGIA, NEW YORK, AND MICHIGAN, ADVERSE ECONOMIC CONDITIONS, NATURAL DISASTERS, OR REGULATORY CHANGES IN THESE STATES COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

A significant portion of our businesses are concentrated in Florida, California, Massachusetts, Georgia, New York, and Michigan, where for the year ended December 31, 2020, we derived approximately 19%, 11%, 8%, 8%, 7%, and 6% of our annual revenue, respectively. We believe the current regulatory environment for insurance intermediaries in these states is no more restrictive than in other states. The insurance business is primarily a state-regulated industry, and therefore, state legislatures may enact laws that adversely affect the insurance industry. Because our business is concentrated in the states identified above, we face greater exposure to unfavorable changes in regulatory conditions in those states than insurance intermediaries whose operations are more diversified through a greater number of states. In addition, the occurrence of adverse economic conditions, natural or other disasters, or other circumstances specific to or otherwise significantly impacting these states could adversely affect our financial condition, results of operations and cash flows. We are susceptible to losses and interruptions caused by hurricanes (particularly in Florida, where we have 55 offices and our headquarters, as well as in Texas, where we have 24 offices), earthquakes (including in California, where we have 33 offices), power shortages, telecommunications failures, water shortages, floods, fire, extreme weather conditions, geopolitical events such as terrorist acts and other natural or man-made disasters. Our insurance coverage with respect to natural disasters is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate or may not continue to be available at commercially reasonable rates and terms.

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

We face a variety of risks in our services segment, including our third-party claims administration operations, that are distinct from those we face in our insurance intermediary operations.

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

•

Concentration of large amounts of revenue with certain customers may result in greater exposure to the potential negative effects of lost business due to changes in management of such customers or for other reasons;

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
•

The U.S. Federal government modifies, discontinues, or otherwise limits our ability to derive revenues from the Social Security disability benefits program, Medicare, or any other program or type of coverage from which our business derives revenue;

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

DUE TO INHERENT LIMITATIONS, OUR SYSTEM OF DISCLOSURE AND INTERNAL CONTROLS AND PROCEDURES MAY NOT BE SUCCESSFUL IN PREVENTING ALL ERRORS OR FRAUD, OR IN INFORMING MANAGEMENT OF ALL MATERIAL INFORMATION IN A TIMELY MANNER.

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

There can be no assurance that the design of any of our systems of controls will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

CERTAIN OF OUR EXISTING SHAREHOLDERS HAVE SIGNIFICANT CONTROL OF THE COMPANY.

At December 31, 2020, our executive officers, directors and certain of their family members collectively beneficially owned approximately 16.9% of our outstanding common stock, of which J. Hyatt Brown, our Chairman, and his son, J. Powell Brown, our President and Chief Executive Officer, and P. Barrett Brown, our Executive Vice President and the President of our Retail Segment, beneficially owned approximately 16.1%. As a result, our executive officers, directors and certain of their family members have significant influence over (1) the election of our Board of Directors, (2) the approval or disapproval of any other matters requiring shareholder approval and (3) our affairs and policies.

WE HAVE OPERATIONS INTERNATIONALLY, WHICH MAY RESULT IN A NUMBER OF ADDITIONAL RISKS AND REQUIRE MORE MANAGEMENT TIME AND EXPENSE THAN OUR DOMESTIC OPERATIONS TO ACHIEVE OR MAINTAIN PROFITABILITY.

We have operations in Bermuda, Canada, Cayman Islands, Ireland and the United Kingdom. In the future, we intend to continue to consider additional international expansion opportunities. Our international operations may be subject to a number of risks, including:

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
•

Any adverse developments arising out of the exit of the United Kingdom from the European Union, including any related economic downturn in the United Kingdom, any sustained weakness in the British pound’s exchange rate against the U.S. dollar resulting from such exit, or our ability to place insurance coverage with British insurance carriers for companies located outside of the United Kingdom;

•	Burdens of complying with, and the risk of employees or third parties acting on our behalf violating, anti-corruption laws in foreign countries; and
•	Burdens of complying with a wide variety of labor practices and foreign laws, including those relating to export and import duties, environmental policies and privacy issues.

Risks Related to Legal, Compliance and Regulatory Matters

CHANGES IN DATA PRIVACY AND PROTECTION LAWS AND REGULATIONS, OR ANY FAILURE TO COMPLY WITH SUCH LAWS AND REGULATIONS, COULD ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL RESULTS.

We are subject to a variety of continuously evolving and developing laws and regulations globally regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. Significant uncertainty exists as privacy and data protection laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements. These laws apply to transfers of information among our affiliates, as well as to transactions we enter into with third-party vendors. For example, the European Union adopted a comprehensive General Data Privacy Regulation (“GDPR”) in May 2016, which replaced the former EU Data Protection Directive and related country-specific legislation. The GDPR became fully effective in May 2018 and requires companies to satisfy new requirements regarding the handling of personal and sensitive data, including its use, protection and the ability of persons whose data is stored to correct or delete such data about themselves. Failure to comply with GDPR requirements could result in penalties of up to 4% of worldwide revenue. Complying with the enhanced obligations imposed by the GDPR may result in significant costs to our business and require us to revise certain of our business practices. In addition, legislators and regulators in the U.S. have enacted and are proposing new and more robust privacy and cybersecurity laws and regulations in light of the recent broad-based cyber-attacks at a number of companies, including but not limited to the New York State Department of Financial Services Cybersecurity Requirements for Financial Services Companies and the California Consumer Privacy Act of 2018.

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

We are subject to various actual and potential claims, regulatory actions and other proceedings, including those relating to alleged errors and omissions in connection with the placement or servicing of insurance and/or the provision of services in the ordinary course of business, of which we cannot, and likely will not be able to, predict the outcome with certainty. Because we often assist customers with matters involving substantial amounts of money, including the placement of insurance and the handling of related claims that customers may assert, errors and omissions claims against us may arise alleging potential liability for all or part of the amounts in question. Also, the failure of an insurer with whom we place business could result in errors and omissions claims against us by our customers, which could adversely affect our results of operations and financial condition. Claimants may seek large damage awards, and these claims may involve potentially significant legal costs, including punitive damages. Such claims, lawsuits and other proceedings could, for example, include claims for damages based upon allegations that our employees or sub-agents failed to procure coverage, report claims on behalf of customers, provide insurance companies with complete and accurate information relating to the risks being insured or appropriately apply funds that we hold for our customers on a fiduciary basis. In addition, given the long-tail nature of professional liability claims, errors and omissions matters can relate to matters dating back many years.

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

OUR BUSINESS PRACTICES AND COMPENSATION ARRANGEMENTS ARE SUBJECT TO UNCERTAINTY DUE TO POTENTIAL CHANGES IN REGULATIONS.

The business practices and compensation arrangements of the insurance intermediary industry, including our practices and arrangements, are subject to uncertainty due to investigations by various governmental authorities. Certain of our offices are parties to profit-sharing contingent commission agreements with certain insurance companies, including agreements providing for potential payment of revenue-sharing commissions by insurance companies based primarily on the overall profitability of the aggregate business written with those insurance companies and/or additional factors such as retention ratios and the overall volume of business that an office or offices place with those insurance companies. Additionally, some of our offices are parties to supplemental commission agreements with certain insurance companies, which provide for commission rates in excess of standard commission rates to be applied to specific lines of business, such as group health business, and which are based primarily on the overall volume of business that such office or offices placed with those insurance companies. Various state legislatures may adopt new laws addressing contingent commission arrangements, including laws prohibiting such arrangements, and addressing disclosure of such arrangements to insureds. Various state departments of insurance may also adopt new regulations addressing these matters which could adversely affect our results of operations.

WE COMPETE IN A HIGHLY REGULATED INDUSTRY, WHICH MAY RESULT IN INCREASED EXPENSES OR RESTRICTIONS ON OUR OPERATIONS.

We conduct business in each of the fifty states of the United States of America and are subject to comprehensive regulation and supervision by government agencies in each of those states. The primary purpose of such regulation and supervision is to provide safeguards for policyholders rather than to protect the interests of our shareholders, and it is difficult to anticipate how changes in such regulation would be implemented and enforced. As a result, such regulation and supervision could reduce our profitability or growth by increasing compliance costs, technology compliance, restricting the products or services we may sell, the markets we may enter, the methods by which we may sell our products and services, or the prices we may charge for our services and the form of compensation we may accept from our customers, carriers and third parties. The laws of the various state jurisdictions establish supervisory agencies with broad administrative powers with respect to, among other things, licensing of entities to transact business, licensing of agents, admittance of assets, regulating premium rates, approving policy forms, regulating unfair trade and claims practices, determining technology and data protection requirements, establishing reserve requirements and solvency standards, requiring participation in guarantee funds and shared market mechanisms, and restricting payment of dividends. Also, in response to perceived excessive cost or inadequacy of available insurance, states have from time to time created state insurance funds and assigned risk pools, which compete directly, on a subsidized basis, with private insurance providers. We act as agents and brokers for such state insurance funds and assigned risk pools in California and New York as well as certain other states. These state funds and pools could choose to reduce the sales or brokerage commissions we receive. Any such reductions, in a state in which we have substantial operations could affect the profitability of our operations in such state or cause us to change our marketing focus. Further, state insurance regulators and the National Association of Insurance Commissioners continually re-examine existing laws and regulations, and such re-examination may result in the enactment of insurance-related laws and regulations, or the issuance of interpretations thereof, that adversely affect our business. Certain federal financial services modernization legislation could lead to additional federal regulation of the insurance industry in the coming years, which could result in increased expenses or restrictions on our operations. Other legislative developments that could adversely affect us include: changes in our business compensation model as a result of regulatory developments (for example, the Affordable Care Act); and federal and state governments establishing programs to provide health insurance or, in certain cases, property insurance in catastrophe-prone areas or other alternative market types of coverage, that compete with, or completely replace, insurance products offered by insurance carriers. Also, as climate change issues become more prevalent, the U.S. and foreign governments are beginning to respond to these issues. This increasing governmental focus on climate change may result in new environmental regulations that may negatively affect us and our customers. This could cause us to incur additional direct costs in complying with any new environmental regulations, as well as increased indirect costs resulting from our customers incurring additional compliance costs that get passed on to us. These costs may adversely impact our results of operations and financial condition.

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

Risks Related to Our Indebtedness and Financing

IF WE FAIL TO COMPLY WITH THE COVENANTS CONTAINED IN CERTAIN OF OUR AGREEMENTS, OUR LIQUIDITY, RESULTS OF OPERATIONS AND FINANCIAL CONDITION MAY BE ADVERSELY AFFECTED.

At December 31, 2020, we believe we were in compliance with the financial covenants and other limitations contained in each of the credit agreements that govern out debt. However, failure to comply with material provisions of our covenants in these agreements or other credit or similar agreements to which we may become a party could result in a default, rendering them unavailable to us and causing a material adverse effect on our liquidity, results of operations and financial condition. In the event of certain defaults, the lenders thereunder would not be required to lend any additional amounts to or purchase any additional notes from us and could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable. If the indebtedness under these agreements or our other indebtedness, were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.

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

The failure of any lender under our revolving credit facility (which matures in 2022) could adversely affect our ability to borrow on that facility, which over time could negatively impact our ability to consummate significant acquisitions or make other significant capital expenditures. Tightening conditions in the credit markets in future years could adversely affect the availability and terms of future borrowings or renewals or refinancing.

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

As of December 31, 2020, the Company’s primary exposure are debt instruments referencing LIBOR-based rates which includes the Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) term loan balance of $290.0 million outstanding and matures in June 2022, as well as the term loan credit agreement (the “Term Loan Credit Agreement”) which had an outstanding balance of $270.0 million and matures in December 2023. As such, any potential effect of any such event on our cost of capital, interest rate exposure and net investment income cannot yet be determined. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations.

The Company is currently evaluating the transition from LIBOR as an interest rate benchmark to other potential alternative reference rates, including, but not limited to, SOFR. Management will continue to actively assess the related opportunities and risks associated with the transition and monitor related proposals and guidance published by ARRC and other alternative-rate initiatives, with an expectation the we will be prepared to for a termination of LIBOR benchmarks after 2021.

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

In addition, there has been an increase in alternative insurance markets, such as self-insurance, captives, risk retention groups and non-insurance capital markets, and we cannot be certain that such alternative markets will provide the same level of insurance coverage or profitability as traditional insurance markets.

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

Our commission income (including profit-sharing contingent commissions and supplemental commissions) can vary quarterly or annually due to the timing of policy renewals and the net effect of new and lost business production. We do not control the factors that cause these variations. Specifically, customers’ demand for insurance products can influence the timing of renewals, new business and lost business (which includes policies that are not renewed), and cancellations. In addition, we rely on insurance companies for the payment of certain commissions. Because these payments are processed internally by these insurance companies, we may not receive a payment that is otherwise expected from a particular insurance company in a particular quarter or year until after the end of that period, which can adversely affect our ability to forecast these revenues and therefore budget for significant future expenditures. Quarterly and annual fluctuations in revenues based upon increases and decreases associated with the timing of new business, policy renewals and payments from insurance companies may adversely affect our financial condition, results of operations and cash flows.

Profit-sharing contingent commissions are special revenue-sharing commissions paid by insurance companies based upon the profitability, volume and/or growth of the business placed with such companies generally during the prior year. Over the last three years these commissions generally have been in the range of 3.0% to 3.5% of our previous year’s total core commissions and fees. Due to, among other things, potentially poor macroeconomic conditions, the inherent uncertainty of loss in our industry and changes in underwriting criteria due in part to the high loss ratios experienced by insurance companies, we cannot predict the payment of these profit-sharing contingent commissions. Further, we have no control over the ability of insurance companies to estimate loss reserves, which affects our ability to make profit-sharing calculations. Supplemental commissions are paid by insurance companies based upon the volume of business that we place with them and are generally paid over the course of the year. Any decrease in their payment to us could adversely affect our results of operations, profitability and our financial condition.

WE ARE EXPOSED TO INTANGIBLE ASSET RISK; SPECIFICALLY, OUR GOODWILL MAY BECOME IMPAIRED IN THE FUTURE.

As of the date of the filing of our Annual Report on Form 10-K for the 2020 fiscal year, we have $4.4 billion of goodwill recorded on our Consolidated Balance Sheets. We perform a goodwill impairment test on an annual basis and whenever events or changes in circumstances indicate that the carrying value of our goodwill may not be recoverable from estimated future cash flows. We completed our most recent evaluation of impairment for goodwill as of November 30, 2020 and determined that the fair value of goodwill exceeded the carrying value of such assets. A significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate or slower growth rates could result in the need to perform an additional impairment analysis prior to the next annual goodwill impairment test. If determined that a future write-down of our goodwill is necessary, the appropriate charge would be recorded which could result in material charges that are adverse to our operating results and financial position. See Note 1-“Summary of Significant Accounting Policies” and Note 4-“Goodwill” to the Consolidated Financial Statements and “Management’s Report on Internal Control Over Financial Reporting.”

Additionally, the carrying value of amortizable intangible assets attributable to each business or asset group comprising the Company is periodically reviewed by management to determine if there are events or changes in circumstances that would indicate that its carrying amount may not be recoverable. Accordingly, if there are any such circumstances that occur during the year, we assess the carrying value of our amortizable intangible assets by considering the estimated future undiscounted cash flows generated by the corresponding business or asset group. Any impairment identified through this assessment may require that the carrying value of related amortizable intangible assets be adjusted; however, no impairments have been recorded for the years ended December 31, 2020, 2019 and 2018.

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 2. Properties.

We own our executive offices, which are located at 300 North Beach Street, Daytona Beach, Florida 32114, and are situated on several contiguous parcels of land totaling over thirteen acres. We lease offices at each of our other 341 locations. Our operating leases expire on various dates and generally contain renewal options and rent escalation clauses based upon increases in the lessors’ operating expenses and other charges. We expect that most leases will be renewed or replaced upon expiration. We believe that our facilities are suitable and adequate for present purposes, and that the productive capacity in such facilities is substantially being utilized, taking into consideration the impact of the COVID-19 pandemic and the needs of a more remote workforce. From time to time, we may have unused space and seek to sublet such space to third parties, depending on the demand for office space in the locations involved which could be impacted by certain of our employees working remotely from our offices. In the future, we may need to purchase, build or lease additional facilities to meet the requirements projected in our long-term business plan. See Note 15 to the Consolidated Financial Statements for additional information on our lease commitments.

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

On February 22, 2021, there were 282,089,166 shares of our common stock outstanding, held by approximately 1,489 shareholders of record.

Sales of Unregistered Securities

In connection with certain acquisitions, the Company issued 274,348 shares of Company common stock on May 1, 2020; 68,568 shares of Company common stock on September 10, 2020; 44,978 shares of Company common stock on September 11, 2020; and 335,045 shares of Company common stock on October 9, 2020, to the owners of the businesses acquired. The issuances were made in reliance upon the following exemptions or exclusions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”): Section 4(a)(2) of the Securities Act and Regulation D promulgated under the Securities Act.

Issuer Purchases of Equity Securities

Under the authorizations from the Company’s Board of Directors, shares may be purchased from time to time, at the Company’s discretion and subject to the availability of stock, market conditions, the trading price of the stock, alternative uses for capital, the Company’s financial performance and other potential factors. These purchases may be carried out through open market purchases, block trades, accelerated share repurchase plans of up to $100.0 million each (unless otherwise approved by the Board of Directors), negotiated private transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. On July 18, 2014, the Company’s Board of Directors authorized the repurchase of up to $200.0 million of its shares of common stock, and on July 20, 2015, the Company’s Board of Directors authorized the repurchase of up to an additional $400.0 million of the Company’s outstanding common stock. On May 1, 2019, the Board of Directors approved an additional repurchase authorization amount of $372.5 million to bring the total available share repurchase authorization at that time to approximately $500.0 million.

During 2020, the Company repurchased 1,234,417 shares at an average price per share of $44.63 for a total cost of $55.1 million. At December 31, 2020, the remaining amount authorized by our Board of Directors for share repurchases was $406.2 million. Under the authorized repurchase programs, the Company has repurchased a total of approximately 16.7 million shares for an aggregate cost of approximately $591.3 million between 2014 and 2020.

The following table presents information with respect to our purchases of our common stock during the three months ended December 31, 2020.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1, 2020 to October 31, 2020	650	$46.12	—	$453,969,269
November 1, 2020 to November 30, 2020	23,055	45.80	20,542	453,030,046
December 1, 2020 to December 31, 2020	1,040,010	45.09	1,038,944	406,186,901
Total	1,063,715	$45.10	1,059,486	$406,186,901

(1)

Of the shares reported in this column, 1,059,486 shares were purchased in open market transactions. All other shares reported in this column are attributable to shares withheld for taxes in connection with the vesting of restricted shares awarded under our Performance Stock Plan and 2010 Stock Incentive Plan.

Performance Graph

The following graph is a comparison of five-year cumulative total shareholder returns for our common stock as compared with the cumulative total shareholder return for the NYSE Composite Index, and a group of peer insurance broker and agency companies (Aon plc, Arthur J. Gallagher & Co, Marsh & McLennan Companies, and Willis Towers Watson Public Limited Company). The returns of each company have been weighted according to such companies’ respective stock market capitalizations as of December 31, 2015 for the purposes of arriving at a peer group average. The total return calculations are based upon an assumed $100 investment on December 31, 2015, with all dividends reinvested.

	12/15	12/16	12/17	12/18	12/19	12/20
Brown & Brown, Inc.	100.00	141.79	164.69	178.34	257.99	312.32
NYSE Composite	100.00	112.08	133.26	121.54	152.85	163.66
Peer Group	100.00	118.67	146.56	158.69	219.34	247.57

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

	Year Ended December 31,
(in thousands, except per share data, number of employees and percentages)	2020	2019	2018	2017	2016
REVENUES
Commissions and fees	$2,606,108	$2,384,737	$2,009,857	$1,857,270	$1,762,787
Investment income	2,811	5,780	2,746	1,626	1,456
Other income, net	4,456	1,654	1,643	22,451	2,386
Total revenues(1)	2,613,375	2,392,171	2,014,246	1,881,347	1,766,629
EXPENSES
Employee compensation and benefits	1,436,377	1,308,165	1,068,914	994,652	925,217
Other operating expenses	365,973	377,089	332,118	283,470	262,872
(Gain)/loss on disposal	(2,388)	(10,021)	(2,175)	(2,157)	(1,291)
Amortization	108,523	105,298	86,544	85,446	86,663
Depreciation	26,276	23,417	22,834	22,698	21,003
Interest	58,973	63,660	40,580	38,316	39,481
Change in estimated acquisition earn-out payables	(4,458)	(1,366)	2,969	9,200	9,185
Total expenses	1,989,276	1,866,242	1,551,784	1,431,625	1,343,130
Income before income taxes	624,099	525,929	462,462	449,722	423,499
Income taxes(2)	143,616	127,415	118,207	50,092	166,008
Net income	$480,483	$398,514	$344,255	$399,630	$257,491
EARNINGS PER SHARE INFORMATION
Net income per share - diluted(3)	$1.69	$1.40	$1.22	$1.40	$0.91
Weighted average number of shares outstanding - diluted(3)	275,867	274,616	275,521	277,586	275,608
Dividends declared per share(3)	$0.35	$0.33	$0.31	$0.28	$0.25
YEAR-END FINANCIAL POSITION
Total assets(4)	$8,966,492	$7,622,821	$6,688,668	$5,747,550	$5,262,734
Long-term debt(5)	$2,025,906	$1,500,343	$1,456,990	$856,141	$1,018,372
Total shareholders’ equity	$3,754,223	$3,350,279	$3,000,568	$2,582,699	$2,360,211
Total shares outstanding at year end(3)	283,004	281,655	279,583	276,210	280,208
OTHER INFORMATION
Number of full-time equivalent employees at year end	10,843	10,083	9,590	8,491	8,297
Total revenues per average number of employees(6)	$249,773	$243,193	$222,809	$224,130	$219,403
Stock price at year-end(3)	$47.41	$39.48	$27.56	$25.73	$22.43
Stock price earnings multiple at year-end(7)	28.1	28.2	22.6	18.3	24.6
Return on beginning shareholders’ equity(8)	14%	13%	13%	17%	12%

(1)

Years 2017 and 2016 do not reflect the adoption of “Revenue from Contracts with Customers (Topic 606)” (“Topic 606”), ASC Topic 340 - Other Assets and Deferred Cost (“ASC 340”) and ASU 2016-08, “Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net)”, which was adopted under the modified retrospective method.

(2)	Years 2017 and 2016 do not reflect the adoption of ASU 2016-09, “Improvements to Employee Share Based Payment Accounting” (“ASU 2016-09”), which was adopted using the prospective method.
(3)	Years 2017 and 2016 reflect the 2-for-1 stock split that occurred on March 28, 2018.
(4)	All years presented reflect the adoption of ASU No. 2015-17, “Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”).
(5)	Please refer to Part I, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 9 “Long-Term Debt” for more details.
(6)	Represents total revenues divided by the average of the number of full-time equivalent employees at the beginning of the year and the number of full-time equivalent employees at the end of the year.
(7)	Stock price at year-end divided by net income per share diluted.
(8)	Represents net income divided by total shareholders’ equity as of the beginning of the year.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Impact of COVID-19

The coronavirus pandemic (“COVID-19”) and the resulting economic disruption are impacting and will likely continue to impact business activity across many industries worldwide.

COVID-19 remains dynamic, with uncertainty around its duration and broader impact. We are monitoring and assessing the situation and will continue to adapt our business practices over the coming quarters to serve our customers and protect our employees. The pandemic has reduced, and is expected to continue to negatively impact, the volume of business from new customers and insurable exposure units for existing customers.

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

We have increased revenues every year from 1993 to 2020, with the exception of 2009, when our revenues declined 1.0%. Our revenues grew from $95.6 million in 1993 to $2.6 billion in 2020, reflecting a compound annual growth rate of 13.0%. In the same 27-year period, we increased net income from $8.1 million to $480.5 million in 2020, a compound annual growth rate of 16.3%.

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

The term “Organic Revenue,” a non-GAAP measure, is our core commissions and fees less: (i) the core commissions and fees earned for the first 12 months by newly-acquired operations; and (ii) divested business (core commissions and fees generated from offices, books of business or niches sold or terminated during the comparable period). The term “core commissions and fees” excludes profit-sharing contingent commissions and guaranteed supplemental commissions, and therefore represents the revenues earned directly from specific insurance policies sold, and specific fee-based services rendered. “Organic Revenue” is reported in this manner in order to express the current year’s core commissions and fees on a comparable basis with the prior year’s core commissions and fees. The resulting net change reflects the aggregate changes attributable to: (i) net new and lost accounts; (ii) net changes in our customers’ exposure units; (iii) net changes in insurance premium rates or the commission rate paid to us by our carrier partners; and (iv) the net change in fees paid to us by our customers. Organic Revenue is reported in “Results of Operations” and in “Results of Operations – Segment Information” of this Annual Report on Form 10-K.

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

Certain insurance companies offer guaranteed fixed-base agreements, referred to as “Guaranteed Supplemental Commissions” (“GSCs”) in lieu of profit-sharing contingent commissions. GSCs are accrued throughout the year based upon actual premiums written. For the year ended December 31, 2020, we had earned $16.2 million of GSCs, of which $11.9 million remained accrued at December 31, 2020 and most of this will be collected over the first and second quarters of 2021. For the years ended December 31, 2020 and 2019, we earned $16.2 million and $23.1 million, respectively, from GSCs.

Combined, our profit-sharing contingent commissions and GSCs for the year ended December 31, 2020 increased by $4.9 million over 2019. The net increase of $4.9 million was mainly driven by: (i) cash received for profit-sharing contingent commissions in the first and second quarters of 2020 being somewhat higher than the amount accrued as of December 31, 2019 for the estimate of contingents earned in 2019; (ii) growth associated with acquisitions completed over the last twelve months; and (iii) partially offset by a GSC of approximately $9 million recorded in the second quarter of 2019 for the National Programs Segment that will not recur in the future as the associated multi-year contract has ended.

Fee revenues primarily relate to services other than securing coverage for our customers, as well as fees negotiated in lieu of commissions, and are recognized as performance obligations are satisfied. Fee revenues have historically been generated primarily by: (1) our Services Segment, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare Set-aside services, Social Security disability and Medicare benefits advocacy services, and claims adjusting services; (2) our National Programs and Wholesale Brokerage Segments, which earn fees primarily for the issuance of insurance policies on behalf of insurance companies; and to a lesser extent (3) our Retail Segment in our large-account customer base, where we primarily earn fees for securing insurance for our customers, and in our automobile dealer services (“F&I”) businesses where we primarily earn fees for assisting our customers with creating and selling warranty and service risk management programs. Fee revenues as a percentage of our total commissions and fees, represented 26.1% in 2020 and 27.1% in 2019.

For the years ended December 31, 2020 and 2019, our commissions and fees growth rate was 9.3% and 18.7%, respectively, and our consolidated Organic Revenue growth rate was 3.8% and 3.6%, respectively.

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

Income before income taxes for the year ended December 31, 2020 increased over 2019 by $98.2 million, primarily as a result of net new business, acquisitions we completed since 2019, and management of our expense base.

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

Acquisitions

Part of our business strategy is to attract high-quality insurance intermediaries and service organizations to join our operations. From 1993 through the fourth quarter of 2020, we acquired 561 insurance intermediary operations.

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

Revenue Recognition

The majority of our revenue is commissions derived from our performance as agents and brokers, acting on behalf of insurance carriers to sell products to customers that are seeking to transfer risk, and conversely, acting on behalf of those customers in negotiating with insurance carriers seeking to acquire risk in exchange for premiums. In the majority of these arrangements, our performance obligation is complete upon the effective date of the bound policy, as such, that is when the associated revenue is recognized. In some arrangements, where we are compensated through commissions, we also perform other services for our customer beyond the binding of coverage. In those arrangements we apportion the commission between the binding of coverage and other services based on their relative fair value and recognize the associated revenue as those performance obligations are satisfied. Where the Company’s performance obligations have been completed, but the final amount of compensation is unknown due to variable factors, we estimate the amount of such compensation. We refine those estimates upon our receipt of additional information or final settlement, whichever occurs first.

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

Our business combinations are accounted for using the acquisition method. In connection with these acquisitions, we record the estimated value of the net tangible assets purchased and the value of the identifiable intangible assets purchased, which typically consist of purchased customer accounts and non-compete agreements. Purchased customer accounts include the physical records and files obtained from acquired businesses that contain information about insurance policies, customers and other matters essential to policy renewals of delivery of services. However, they primarily represent the present value of the underlying cash flows expected to be received over the estimated future renewal periods of the insurance policies comprising those purchased customer accounts. The valuation of purchased customer accounts involves significant estimates and assumptions concerning matters such as cancellation frequency, expenses and discount rates. Any change in these assumptions could affect the carrying value of purchased customer accounts. Non-compete agreements are valued based upon their duration and any unique features of the particular agreements. Purchased customer accounts and non-compete agreements are amortized on a straight-line basis over the related estimated lives and contract periods, which range from 3 to 15 years. The excess of the purchase price of an acquisition over the fair value of the identifiable tangible and intangible assets is assigned to goodwill and is not amortized.

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

The fair value of earn-out obligations is based upon the present value of the expected future payments to be made to the sellers of the acquired businesses in accordance with the provisions contained in the respective purchase agreements. In determining fair value, the acquired business’s future performance is estimated using financial projections developed by management for the acquired business, and this estimate reflects market participant assumptions regarding revenue growth and/or profitability. The expected future payments are estimated based on the earn-out formula and performance targets specified in each purchase agreement compared to the associated financial projections. These estimates are then discounted to a present value using a risk-adjusted rate that takes into consideration the likelihood that the forecasted earn-out payments will be made.

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

Management assesses the recoverability of our goodwill and our amortizable intangibles and other long-lived assets annually and whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Any of the following factors, if present, may trigger an impairment review: (i) a significant underperformance relative to historical or projected future operating results, (ii) a significant negative industry or economic trend, and (iii) a significant decline in our market capitalization. If the recoverability of these assets is unlikely because of the existence of one or more of the above-referenced factors, an impairment analysis is performed. Management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these assets. If these estimates or related assumptions change in the future, we may be required to revise the assessment and, if appropriate, record an impairment charge. We completed our most recent evaluation of impairment for goodwill as of November 30, 2020 and determined that the fair value of goodwill exceeded the carrying value of such assets. Additionally, there have been no impairments recorded for amortizable intangible assets for the years ended December 31, 2020 and 2019.

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

During the first quarter of 2020, the performance conditions for 1,880,512 shares of the Company’s common stock granted under the Company’s 2010 SIP were determined by the Compensation Committee to have been satisfied relative to performance-based grants issued in 2015 and 2017. These grants had a performance measurement period that concluded on December 31, 2019. The vesting condition for these grants requires continuous employment for a period of up to seven years from the 2015 grant date and five years from the 2017 grant date in order for the awarded shares to become fully vested and nonforfeitable. As a result of the awarding of these shares, the grantees will be eligible to receive payments of dividends and exercise voting privileges after the awarding date, and the awarded shares will be included as issued and outstanding common stock shares and included in the calculation of basic and diluted net income per share.

During the first quarter of 2021, the performance conditions for approximately 1.2 million shares of the Company’s common stock granted under the Company’s 2010 SIP and approximately 22,000 shares of the Company’s common stock granted under the Company’s 2019 SIP were determined by the Compensation Committee to have been satisfied relative to performance-based grants issued in 2018 and 2020. These grants had a performance measurement period that concluded on December 31, 2020. The vesting condition for these grants requires continuous employment for a period of up to five years from the 2018 grant date and four years from the 2020 grant date in order for the awarded shares to become fully vested and nonforfeitable. As a result of the awarding of these shares, the grantees will be eligible to receive payments of dividends and exercise voting privileges after the awarding date, and the awarded shares will be included as issued and outstanding common stock shares and included in the calculation of basic and diluted net income per share.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Consolidated Financial Statements and related Notes. For a comparison of our results of operations and liquidity and capital resources for the years ended December 31, 2019 and 2018, please see Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on February 24, 2020.

Financial information relating to our Consolidated Financial Results is as follows:

(in thousands, except percentages)	2020	% Change	2019
REVENUES
Core commissions and fees	$2,518,980	9.4%	$2,302,506
Profit-sharing contingent commissions	70,934	19.9%	59,166
Guaranteed supplemental commissions	16,194	(29.8)%	23,065
Total commissions and fees	2,606,108	9.3%	2,384,737
Investment income	2,811	(51.4)%	5,780
Other income, net	4,456	169.4%	1,654
Total revenues	2,613,375	9.2%	2,392,171
EXPENSES
Employee compensation and benefits	1,436,377	9.8%	1,308,165
Other operating expenses	365,973	(2.9)%	377,089
(Gain)/loss on disposal	(2,388)	(76.2)%	(10,021)
Amortization	108,523	3.1%	105,298
Depreciation	26,276	12.2%	23,417
Interest	58,973	(7.4)%	63,660
Change in estimated acquisition earn-out payables	(4,458)	NMF	(1,366)
Total expenses	1,989,276	6.6%	1,866,242
Income before income taxes	624,099	18.7%	525,929
Income taxes	143,616	12.7%	127,415
NET INCOME	$480,483	20.6%	$398,514
Income Before Income Taxes Margin (1)	23.9%		22.0%
EBITDAC (2)	$813,413	13.5%	$716,938
EBITDAC Margin (2)	31.1%		30.0%
Organic Revenue growth rate (2)	3.8%		3.6%
Employee compensation and benefits relative to total revenues	55.0%		54.7%
Other operating expenses relative to total revenues	14.0%		15.8%
Capital expenditures	$70,700	(3.3)%	$73,108
Total assets at December 31	$8,966,492	17.6%	$7,622,821

(1)	“Income Before Income Taxes Margin” is defined as income before income taxes divided by total revenues
(2)	A non-GAAP measure

NMF = Not a meaningful figure

Commissions and Fees

Commissions and fees, including profit-sharing contingent commissions and GSCs for 2020, increased $221.4 million to $2,606.1 million, or 9.3% over 2019. Core commissions and fees in 2020 increased $216.5 million, composed of (i) $141.1 million from acquisitions that had no comparable revenues in the same period of 2019; (ii) an offsetting decrease of $12.1 million related to commissions and fees revenue from business divested in the preceding twelve months; and (iii) approximately $87.5 million of net new and renewal business, which reflects an Organic Revenue growth rate of 3.8%. Profit-sharing contingent commissions and GSCs for 2020 increased by $4.9 million, or 6.0%, compared to the same period in 2019. The net increase of $4.9 million was mainly driven by: (i) cash received for profit-sharing contingent commissions in the first and second quarters of 2020 being somewhat higher than the amount accrued as of December 31, 2019 for the estimate of contingents earned in 2019; (ii) growth associated with acquisitions completed over the last twelve months; and (iii) partially offset by a GSC of approximately $9 million recorded in the second quarter of 2019 for the National Programs Segment that will not recur in the future as the associated multi-year contract ended in 2019.

Investment Income

Investment income decreased to $2.8 million in 2020, compared with $5.8 million in 2019. The decrease was primarily due to lower interest rates as compared to the prior year.

Other Income, Net

Other income for 2020 was $4.5 million, compared with $1.7 million in 2019. Other income consists primarily of legal settlements and other miscellaneous income.

Employee Compensation and Benefits

Employee compensation and benefits expense increased 9.8%, or $128.2 million, in 2020 compared to 2019. This increase included $48.0 million of compensation costs related to stand-alone acquisitions that had no comparable costs in the same period of 2019. Therefore, employee compensation and benefits expense attributable to those offices that existed in the same time periods of 2020 and 2019 increased by $80.2 million or 6.2%. This underlying employee compensation and benefits expense increase was primarily related to (i) an increase in staff salaries attributable to salary inflation; (ii) an increase in non-cash stock-based compensation expense; (iii) increased producer compensation due to higher revenue; and (iv) higher accrued performance bonuses. Employee compensation and benefits expense as a percentage of total revenues was 55.0% for 2020 as compared to 54.7% for the year ended December 31, 2019.

Other Operating Expenses

Other operating expenses represented 14.0% of total revenues for 2020 as compared to 15.8% for the year ended December 31, 2019. Other operating expenses for 2020 decreased $11.1 million, or 2.9%, from the same period of 2019. The net decrease included: (i) lower variable operating expenses, including such items as travel & entertainment, meetings and professional fees, resulting from responses to COVID-19; partially offset by (ii) $22.6 million of other operating expenses related to stand-alone acquisitions that had no comparable costs in the same period of 2019; and (iii) the write-off recorded in 2020 of certain receivables in one of our programs where it was determined the collectability was in doubt.

Gain or Loss on Disposal

The Company recognized gains on disposal of $2.4 million in 2020 and $10.0 million in 2019. The change in the gain on disposal was due to activity associated with book of business sales. Although we are not in the business of selling customer accounts, we periodically sell an office or a book of business (one or more customer accounts) that we believe does not produce reasonable margins or demonstrate a potential for growth, or because doing so is in the Company’s best interest.

Amortization

Amortization expense for 2020 increased $3.2 million to $108.5 million, or 3.1% over 2019. The increase reflects the amortization of new intangible assets from recently acquired businesses, partially offset by certain intangible assets becoming fully amortized.

Depreciation

Depreciation expense for 2020 increased $2.9 million to $26.3 million, or 12.2% over 2019. Changes in depreciation expense reflect the addition of fixed assets resulting from capital projects related to our multi-year technology investment program and other business initiatives, net additions of fixed assets resulting from businesses acquired in the past 12 months, partially offset by fixed assets which became fully depreciated.

Interest Expense

Interest expense for 2020 decreased $4.7 million to $59.0 million, or 7.4%, from 2019. The decrease is due to the decrease in interest rates associated with our floating rate debt balances, partially offset by higher average debt balances from increased borrowings in 2020.

Change in Estimated Acquisition Earn-Out Payables

Accounting Standards Codification (“ASC”) Topic 805-Business Combinations is the authoritative guidance requiring an acquirer to recognize 100% of the fair value of acquired assets, including goodwill, and assumed liabilities (with only limited exceptions) upon initially obtaining control of an acquired entity. Additionally, the fair value of contingent consideration arrangements (such as earn-out purchase price arrangements) at the acquisition date must be included in the purchase price consideration. The recorded purchase price for acquisitions includes an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in these earn-out obligations are required to be recorded in the Consolidated Statement of Income when incurred or reasonably estimated. Estimations of potential earn-out obligations are typically based upon future earnings of the acquired operations or entities, usually for periods ranging from one to three years.

The net charge or credit to the Consolidated Statement of Income for the period is the combination of the net change in the estimated acquisition earn-out payables balance, and the interest expense imputed on the outstanding balance of the estimated acquisition earn-out payables.

As of December 31, 2020, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820-Fair Value Measurement. The resulting net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the years ended December 31, 2020 and 2019 were as follows:

(in thousands)	2020	2019
Change in fair value of estimated acquisition earn-out payables	$(11,814)	$(7,298)
Interest expense accretion	7,356	5,932
Net change in earnings from estimated acquisition earn-out payables	$(4,458)	$(1,366)

For the years ended December 31, 2020 and 2019, the fair value of estimated earn-out payables was re-evaluated and decreased by $11.8 million for 2020 and decreased by $7.3 million for 2019, which resulted in a credit, net of interest expense accretion, to the Consolidated Statement of Income for 2020 and 2019.

As of December 31, 2020, the estimated acquisition earn-out payables equaled $258.9 million, of which $79.2 million was recorded as accounts payable and $179.7 million was recorded as other non-current liabilities. As of December 31, 2019, the estimated acquisition earn-out payables equaled $161.5 million, of which $17.9 million was recorded as accounts payable and $143.6 million was recorded as other non-current liabilities.

Income Taxes

The effective tax rate on income from operations was 23.0% in 2020 and 24.2% in 2019. The reduction in the effective tax rate in 2020 as compared to 2019 was primarily driven the tax benefit associated with additional vesting of stock awards in 2020 as compared to 2019.

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

The reconciliation of total commissions and fees included in the Consolidated Statements of Income to Organic Revenue, a non-GAAP financial measure, including by Segment, and the growth rates for Organic Revenue for the year ended December 31, 2020 are as follows:

2020	Retail(1)		National Programs		Wholesale Brokerage		Services		Total
(in thousands, except percentages)	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Commissions and fees	$1,470,093	$1,364,755	$609,842	$516,915	$352,161	$309,426	$174,012	$193,641	$2,606,108	$2,384,737
Total change	$105,338		$92,927		$42,735		$(19,629)		$221,371
Total growth %	7.7%		18.0%		13.8%		(10.1)%		9.3%
Profit-sharing contingent commissions	(35,785)	(34,150)	(27,278)	(17,517)	(7,871)	(7,499)	—	—	(70,934)	(59,166)
GSCs	(15,128)	(11,056)	238	(10,566)	(1,304)	(1,443)	—	—	(16,194)	(23,065)
Core commissions and fees	$1,419,180	$1,319,549	$582,802	$488,832	$342,986	$300,484	$174,012	$193,641	$2,518,980	$2,302,506
Acquisitions	(79,580)	—	(34,173)	—	(25,861)	—	(1,484)	—	(141,098)	—
Dispositions	—	(11,772)	—	(377)	—	—	—	—	—	(12,149)
Organic Revenue(2)	$1,339,600	$1,307,777	$548,629	$488,455	$317,125	$300,484	$172,528	$193,641	$2,377,882	$2,290,357
Organic Revenue growth(2)	$31,823		$60,174		$16,641		$(21,113)		$87,525
Organic Revenue growth %(2)	2.4%		12.3%		5.5%		(10.9)%		3.8%

(1)

The Retail Segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 17 of the Notes to the Consolidated Financial Statements, which includes corporate and consolidation items.

(2)	A non-GAAP financial measure.

The reconciliation of total commissions and fees included in the Consolidated Statements of Income to Organic Revenue, a non-GAAP financial measure, including by Segment, and the growth rates for Organic Revenue for the year ended December 31, 2019, by Segment, are as follows:

2019	Retail(1)		National Programs		Wholesale Brokerage		Services		Total
(in thousands, except percentages)	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Commissions and fees	$1,364,755	$1,040,574	$516,915	$493,878	$309,426	$286,364	$193,641	$189,041	$2,384,737	$2,009,857
Total change	$324,181		$23,037		$23,062		$4,600		$374,880
Total growth %	31.2%		4.7%		8.1%		2.4%		18.7%
Profit-sharing contingent commissions	(34,150)	(24,517)	(17,517)	(23,896)	(7,499)	(7,462)	—	—	(59,166)	(55,875)
GSCs	(11,056)	(8,535)	(10,566)	(76)	(1,443)	(1,350)	—	—	(23,065)	(9,961)
Core commissions and fees	$1,319,549	$1,007,522	$488,832	$469,906	$300,484	$277,552	$193,641	$189,041	$2,302,506	$1,944,021
Acquisitions	(272,383)	—	(5,721)	—	(3,628)	—	(16,541)	—	(298,273)	—
Dispositions	—	(7,743)	—	(790)	—	(1,268)	—	—	—	(9,801)
Organic Revenue(2)	$1,047,166	$999,779	$483,111	$469,116	$296,856	$276,284	$177,100	$189,041	$2,004,233	$1,934,220
Organic Revenue growth(2)	$47,387		$13,995		$20,572		$(11,941)		$70,013
Organic Revenue growth %(2)	4.7%		3.0%		7.4%		(6.3)%		3.6%

(1)

The Retail Segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 17 of the Notes to the Consolidated Financial Statements, which includes corporate and consolidation items.

(2)	A non-GAAP financial measure.

The reconciliation of income before incomes taxes, included in the Consolidated Statement of Income, to EBITDAC, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a non-GAAP measure, for the year ended December 31, 2020, is as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Income before income taxes	$262,245	$182,892	$93,593	$27,994	$57,375	$624,099
Income Before Income Taxes Margin	17.8%	30.0%	26.5%	16.1%	NMF	23.9%

Amortization	67,315	27,166	8,481	5,561	—	108,523
Depreciation	9,071	8,658	1,948	1,424	5,175	26,276
Interest	85,968	20,597	10,281	4,142	(62,015)	58,973
Change in estimated acquisition earn-out payables	8,689	(10,484)	422	(3,085)	—	(4,458)
EBITDAC	$433,288	$228,829	$114,725	$36,036	$535	$813,413
EBITDAC Margin	29.4%	37.5%	32.5%	20.7%	NMF	31.1%

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

NMF = Not a meaningful figure

Retail Segment

The Retail Segment provides a broad range of insurance products and services to commercial, public and quasi-public, professional and individual insured customers, and non-insurance risk-mitigating products through our automobile dealer services (“F&I”) businesses. Approximately 80.8% of the Retail Segment’s commissions and fees revenue is commission based.

Financial information relating to our Retail Segment for the twelve months ended December 31, 2020 and 2019 is as follows:

(in thousands, except percentages)	2020	% Change	2019
REVENUES
Core commissions and fees	$1,420,439	7.5%	$1,320,810
Profit-sharing contingent commissions	35,785	4.8%	34,150
Guaranteed supplemental commissions	15,128	36.8%	11,056
Total commissions and fees	1,471,352	7.7%	1,366,016
Investment income	163	9.4%	149
Other income, net	1,251	14.1%	1,096
Total revenues	1,472,766	7.7%	1,367,261
EXPENSES
Employee compensation and benefits	820,368	7.9%	760,208
Other operating expenses	221,496	(3.0)%	228,256
(Gain)/loss on disposal	(2,386)	(75.9)%	(9,913)
Amortization	67,315	6.6%	63,146
Depreciation	9,071	22.7%	7,390
Interest	85,968	(1.5)%	87,295
Change in estimated acquisition earn-out payables	8,689	8.6%	8,004
Total expenses	1,210,521	5.8%	1,144,386
Income before income taxes	$262,245	17.7%	$222,875
Income Before Income Taxes Margin (1)	17.8%		16.3%
EBITDAC (2)	433,288	11.5%	388,710
EBITDAC Margin (2)	29.4%		28.4%
Organic Revenue growth rate (2)	2.4%		4.7%
Employee compensation and benefits relative to total revenues	55.7%		55.6%
Other operating expenses relative to total revenues	15.0%		16.7%
Capital expenditures	$13,175	5.4%	$12,497
Total assets at December 31	$7,093,627	10.6%	$6,413,459

(1)	“Income Before Income Taxes Margin” is defined as income before income taxes divided by total revenues
(2)	A non-GAAP measure

NMF = Not a meaningful figure

The Retail Segment’s total revenues in 2020 increased 7.7%, or $105.5 million, over the same period in 2019, to $1,472.8 million. The $99.6 million increase in core commissions and fees was driven by the following: (i) approximately $79.6 million related to the core commissions and fees from acquisitions that had no comparable revenues in the same period of 2019; (ii) $31.8 million related to net new and renewal business; offset by (iii) a decrease of $11.8 million related to commissions and fees from businesses or books of business divested in 2019 and 2020. Profit-sharing contingent commissions and GSCs in 2020 increased 12.6%, or $5.7 million, over 2019, to $50.9 million primarily from acquisitions completed in 2019 and 2020. The Retail Segment’s growth rate for total commissions and fees was 7.7% and the Organic Revenue growth rate was 2.4% for 2020. The Organic Revenue growth rate was driven by new business, higher customer retention and increasing premium rates across most lines of business over the preceding 12 months.

Income before income taxes for 2020 increased 17.7%, or $39.4 million, over the same period in 2019, to $262.2 million. The primary factors driving this increase were: (i) the net increase in revenue as described above, (ii) other operating expenses which decreased by $6.8 million, or 3.0%, due primarily to COVID-19 related expense savings, partially offset by the impact of our multi-year technology investment program and increased professional services to support our customers and acquisitions over the past 12 months; (iii) offset by a 7.9%, or $60.2 million, increase in employee compensation and benefits, due primarily to the year-on-year impact of acquisitions, salary inflation and additional teammates to support revenue growth and incremental non-cash stock compensation costs, (iv) a decrease in the gain on disposal associated with the sale of certain books of business compared to prior year; and (v) a combined increase in amortization, depreciation and intercompany interest expense of $4.5 million resulting from our acquisition activity in 2020 and 2019.

EBITDAC for 2020 increased 11.5%, or $44.6 million, from the same period in 2019, to $433.3 million. EBITDAC Margin for 2020 increased to 29.4% from 28.4% in the same period in 2019. EBITDAC Margin was impacted by (i) the net increase in revenue and COVID-19 related expense savings, as described above, (ii) higher profit-sharing contingent commissions and guaranteed supplemental commissions; partially offset by, (iii) increased non-stock cash compensation costs and intercompany IT charges.

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

Financial information relating to our National Programs Segment for the twelve months ended December 31, 2020 and 2019 is as follows:

(in thousands, except percentages)	2020	% Change	2019
REVENUES
Core commissions and fees	$582,802	19.2%	$488,832
Profit-sharing contingent commissions	27,278	55.7%	17,517
Guaranteed supplemental commissions	(238)	(102.3)%	10,566
Total commissions and fees	609,842	18.0%	516,915
Investment income	756	-45.9%	1,397
Other income, net	42	(41.7)%	72
Total revenues	610,640	17.8%	518,384
EXPENSES
Employee compensation and benefits	260,141	17.5%	221,425
Other operating expenses	121,670	15.7%	105,118
(Gain)/loss on disposal	—	(100.0)%	(108)
Amortization	27,166	6.6%	25,482
Depreciation	8,658	27.5%	6,791
Interest	20,597	23.4%	16,690
Change in estimated acquisition earn-out payables	(10,484)	NMF	(751)
Total expenses	427,748	14.2%	374,647
Income before income taxes	$182,892	27.2%	$143,737
Income Before Income Taxes Margin (1)	30.0%		27.7%
EBITDAC (2)	228,829	19.2%	191,949
EBITDAC Margin (2)	37.5%		37.0%
Organic Revenue growth rate (2)	12.3%		3.0%
Employee compensation and benefits relative to total revenues	42.6%		42.7%
Other operating expenses relative to total revenues	19.9%		20.3%
Capital expenditures	$7,208	(30.5)%	$10,365
Total assets at December 31	$3,510,983	12.9%	$3,110,368

(1)	“Income Before Income Taxes Margin” is defined as income before income taxes divided by total revenues
(2)	A non-GAAP measure

NMF = Not a meaningful figure

The National Programs Segment’s total revenues in 2020 increased 17.8%, or $92.3 million, over 2019, to a total $610.6 million. The $94.0 million increase in core commissions and fees was driven by the following: (i) $60.2 million related to net new and renewal business; (ii) an increase of approximately $34.2 million related to core commissions and fees from acquisitions that had no comparable revenues in 2019; offset by (iii) a decrease of $0.4 million related to commissions and fees recorded in 2019 from businesses since divested. Profit-sharing contingent commissions and GSCs were $27.0 million in 2020, which was a decrease of $1.0 million from 2019, as a result of a non-recurring GSC received from one of our partners in the second quarter of 2019.

The National Programs Segment’s growth rate for total commissions and fees was 18.0% and the Organic Revenue growth rate was 12.3% for 2020. The total commissions and fees growth was mainly due to new acquisitions, strong growth in our earthquake programs, lender placement program, personal property program and wind programs. The Organic Revenue growth rate increase was driven by net new business, growth in renewals and higher premium rates in a number of our programs compared to the prior year.

Income before income taxes for 2020 increased 27.2%, or $39.2 million, from the same period in 2019, to $182.9 million. The increase was the result of strong total revenue growth and a decrease in estimated acquisition earn-out payables of $9.7 million.

EBITDAC for 2020 increased 19.2%, or $36.9 million, from the same period in 2019, to $228.8 million. EBITDAC Margin for 2020 increased to 37.5% due to (i) leveraging revenue growth and scaling of a number of our programs; (ii) new acquisitions in 2020, and (iii) lower variable costs in response to COVID-19.

Wholesale Brokerage Segment

The Wholesale Brokerage Segment markets and sells excess and surplus commercial and personal lines insurance, primarily through independent agents and brokers, including Brown & Brown retail agents. Like the Retail and National Programs Segments, the Wholesale Brokerage Segment’s revenues are primarily commission based.

Financial information relating to our Wholesale Brokerage Segment for the twelve months ended December 31, 2020 and 2019 is as follows:

(in thousands, except percentages)	2020	% Change	2019
REVENUES
Core commissions and fees	$342,986	14.1%	$300,484
Profit-sharing contingent commissions	7,871	5.0%	7,499
Guaranteed supplemental commissions	1,304	-9.6%	1,443
Total commissions and fees	352,161	13.8%	309,426
Investment income	184	3.4%	178
Other income, net	452	(6.4)%	483
Total revenues	352,797	13.8%	310,087
EXPENSES
Employee compensation and benefits	184,429	16.8%	157,924
Other operating expenses	53,643	3.5%	51,807
(Gain)/loss on disposal	—	—	—
Amortization	8,481	(24.2)%	11,191
Depreciation	1,948	16.4%	1,674
Interest	10,281	116.2%	4,756
Change in estimated acquisition earn-out payables	422	NMF	(4)
Total expenses	259,204	14.0%	227,348
Income before income taxes	$93,593	13.1%	$82,739
Income Before Income Taxes Margin (1)	26.5%		26.7%
EBITDAC (2)	114,725	14.3%	100,356
EBITDAC Margin (2)	32.5%		32.4%
Organic Revenue growth rate (2)	5.5%		7.4%
Employee compensation and benefits relative to total revenues	52.3%		50.9%
Other operating expenses relative to total revenues	15.2%		16.7%
Capital expenditures	$3,324	-46.1%	$6,171
Total assets at December 31	$1,791,717	28.9%	$1,390,250

(1)	“Income Before Income Taxes Margin” is defined as income before income taxes divided by total revenues
(2)	A non-GAAP measure

NMF = Not a meaningful figure

The Wholesale Brokerage Segment’s total revenues for 2020 increased 13.8%, or $42.7 million, over 2019, to $352.8 million. The $42.5 million increase in core commissions and fees was driven by the following: (i) $25.9 million related to the core commissions and fees from acquisitions that had no comparable revenues in 2019 and (ii) $16.6 million related to net new and renewal business. Profit-sharing contingent commissions and GSCs for 2020 increased $0.2 million over 2019, to $9.2 million. The Wholesale Brokerage Segment’s growth rate for total commissions and fees was 13.8%, and the Organic Revenue growth rate was 5.5% for 2020. The Organic Revenue growth rate was driven by net new business, as well as increased rates seen across most lines of business, which was partially offset by shrinking capacity in the catastrophe exposed personal lines market.

Income before income taxes for 2020 increased 13.1%, or $10.9 million, over 2019, to $93.6 million, primarily due to the following: (i) the net increase in total revenues as described above, and (ii) a decrease in amortization expense; offset by (iii) an increase in intercompany interest expense, (iv) an increase in employee compensation and benefits of $26.5 million, related to additional teammates from acquisitions completed in the past 12 months and growth to support increased transaction volumes, compensation increases for existing teammates, and additional non-cash stock-based compensation expense, and (v) a net $1.3 million increase in other operating expenses, primarily acquisition related.

EBITDAC for 2020 increased 14.3%, or $14.4 million, from the same period in 2019, to $114.7 million. EBITDAC Margin for 2020 increased to 32.5% from 32.4% in the same period in 2019. The increase in EBITDAC Margin was primarily driven by leveraging revenue growth as described above and lower variable costs in response to COVID-19, which were partially offset by increased employee compensation and non-cash stock-based compensation costs.

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

Financial information relating to our Services Segment for the twelve months ended December 31, 2020 and 2019 is as follows:

(in thousands, except percentages)	2020	% Change	2019
REVENUES
Core commissions and fees	$174,012	(10.1)%	$193,641
Profit-sharing contingent commissions	—	—	—
Guaranteed supplemental commissions	—	—	—
Total commissions and fees	174,012	(10.1)%	193,641
Investment income	—	(100.0)%	139
Other income, net	—	(100.0)%	1
Total revenues	174,012	(10.2)%	193,781
EXPENSES
Employee compensation and benefits	88,787	(3.0)%	91,514
Other operating expenses	49,191	(17.2)%	59,433
(Gain)/loss on disposal	(2)	—	—
Amortization	5,561	1.5%	5,479
Depreciation	1,424	15.9%	1,229
Interest	4,142	(5.9)%	4,404
Change in estimated acquisition earn-out payables	(3,085)	(64.2)%	(8,615)
Total expenses	146,018	(4.8)%	153,444
Income before income taxes	$27,994	(30.6)%	$40,337
Income Before Income Taxes Margin (1)	16.1%		20.8%
EBITDAC (2)	36,036	(15.9)%	42,834
EBITDAC Margin (2)	20.7%		22.1%
Organic Revenue growth rate (2)	(10.9)%		(6.3)%
Employee compensation and benefits relative to total revenues	51.0%		47.2%
Other operating expenses relative to total revenues	28.3%		30.7%
Capital expenditures	$1,424	77.1%	$804
Total assets at December 31	$480,440	(0.2)%	$481,336

(1)	“Income Before Income Taxes Margin” is defined as income before income taxes divided by total revenues
(2)	A non-GAAP measure

NMF = Not a meaningful figure

The Services Segment’s total revenues for 2020 decreased 10.2%, or $19.8 million, from 2019, to $174.0 million. The $19.6 million decrease in core commissions and fees was driven primarily by a decrease of $21.1 million related to net new and renewal business that was driven by lower claims volume in our Social Security advocacy businesses; (i) the effect a prior year terminated customer contract in one of our claims processing businesses; and (ii) lower weather-driven claims; partially offset by (iii) $1.5 million related to the core commissions and fees from acquisitions that had no comparable revenues in the same period of 2019. Total commissions and fees decreased 10.1%, and Organic Revenue decreased 10.9% in 2020, both as compared to 2019.

Income before income taxes for 2020 decreased 30.6%, or $12.3 million, from 2019, to $28.0 million due to a combination of: (i) lower revenue as described above; (ii) a $5.5 million decrease in the change in estimated acquisition earn-out payables; partially offset by (iii) a decline in other operating expenses driven by management of our costs in response to COVID-19.

EBITDAC for 2020 decreased 15.9%, or $6.8 million, from the same period in 2019, to $36.0 million. EBITDAC Margin for 2020 decreased to 20.7% from 22.1% in the same period in 2019. The decrease in EBITDAC Margin was due to: (i) lower revenue as described above; offset by (ii) a decline in other operating expenses driven by management of our costs in response to COVID-19.

Other

As discussed in Note 17 of the Notes to Consolidated Financial Statements, the “Other” column in the Segment Information table includes any income and expenses not allocated to reportable segments, and corporate-related items, including the intercompany interest expense charges to reporting segments.

LIQUIDITY AND CAPITAL RESOURCES

The Company seeks to maintain a conservative balance sheet and liquidity profile. Our capital requirements to operate as an insurance intermediary are low and we have been able to grow and invest in our business principally through cash that has been generated from operations. We have the ability to utilize our revolving credit facility, which as of December 31, 2020 provided access to up to $800.0 million in available cash. We believe that we have access to additional funds, if needed, through the capital markets or private placements to obtain further debt financing under the current market conditions. The Company believes that its existing cash, cash equivalents, short-term investment portfolio and funds generated from operations, together with the funds available under the revolving credit facility, will be sufficient to satisfy our normal liquidity needs, including principal payments on our long-term debt, for at least the next 12 months.

The revolving credit facility contains an expansion for up to an additional $500.0 million of borrowing capacity, subject to the approval of participating lenders. In addition, under the term loan credit agreement, the unsecured term loan in the initial amount of $300.0 million may be increased by up to $150.0 million, subject to the approval of participating lenders. Including the expansion options under all existing credit agreements, the Company has access to up to $1.5 billion of incremental borrowing capacity as of December 31, 2020.

Our cash and cash equivalents of $817.4 million at December 31, 2020 reflected an increase of $275.2 million from the $542.2 million balance at December 31, 2019. During 2020, $721.6 million of cash was generated from operating activities, representing an increase of 6.4%. During this period, $694.8 million of cash was used for new acquisitions, $29.5 million was used for acquisition earn-out payments, $70.7 million was used to purchase additional fixed assets, $100.6 million was used for payment of dividends, $55.1 million was used for share repurchases and $55.0 million was used to pay outstanding principal balances owed on long-term debt.

We hold approximately $34.3 million in cash outside of the U.S., which we currently have no plans to repatriate in the near future.

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

Our ratio of current assets to current liabilities (the “current ratio”) was 1.26 and 1.22 for December 31, 2020 and December 31, 2019, respectively.

Contractual Cash Obligations

As of December 31, 2020, our contractual cash obligations were as follows:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year(4)	1-3 Years(4)	4-5 Years	After 5 Years
Long-term debt	$2,110,000	$70,000	$490,000	$500,000	$1,050,000
Other liabilities(1)	110,109	4,456	14,575	7,204	83,874
Operating leases(2)	244,289	50,443	87,255	55,589	51,002
Interest obligations	394,710	62,571	115,394	79,625	137,120
Unrecognized tax benefits	1,267	—	1,267	—	—
Maximum future acquisition contingency payments(3)	544,723	139,465	405,258	—	—
Total contractual cash obligations	$3,405,098	$326,935	$1,113,749	$642,418	$1,321,996

(1)	Includes the current portion of other long-term liabilities.

(2)	Includes $5.0 million of future lease commitments expected to commence in 2021.
(3)	Includes $258.9 million of current and non-current estimated earn-out payables. $25.0 million of this balance is not subject to any further contingency as a result of the Amendment dated as of July 27, 2020 by and among the Company, The Hays Group, Inc., and certain of their affiliates, to the Asset Purchase Agreement, dated as of October 22, 2018.

(4)	Does not include approximately $31.1 million of deferred employer-only payroll tax payments related to the CARES Act which are expected to be paid in equal installments in each of December 2021 and December 2022.

Debt

Total debt at December 31, 2020 was $2,095.9 million net of unamortized discount and debt issuance costs, which was an increase of $540.6 million compared to December 31, 2019. The increase includes: (i) incremental borrowings of $700.0 million related to the Company's 2.375% Senior Notes due 2031 issued on September 24, 2020; (ii) net of the amortization of discounted debt related to our various unsecured Senior Notes, and debt issuance cost amortization of $2.3 million; offset by (iii) the repayment of the principal balance of $55.0 million for scheduled principal amortization balances related to our various existing floating rate debt term notes; (iv) the net repayment of $100.0 million under the revolving credit facility; and (v) an additional $6.7 million including debt issuance costs and the portion of discount applied to the proceeds issued under the incremental borrowings related to the Company's 2.375% Senior Notes due 2031 issued on September 24, 2020.

On September 24, 2020, the Company completed the issuance of $700.0 million aggregate principal amount of the Company's 2.375% Senior Notes due 2031. The Senior Notes were given investment grade ratings of BBB- stable outlook and Baa3 positive outlook. The notes are subject to certain covenant restrictions, which are customary for credit rated obligations. At the time of funding, the proceeds were offered at a discount of the original note amount, which also excluded an underwriting fee discount. The net proceeds received from the issuance were used to repay a portion of the outstanding balance of $200.0 million on the revolving credit facility, to pay a portion of the purchase price in connection with the acquisitions of LP Insurance Services, LLP and CKP Insurance, LLC and for other general corporate purposes. As of December 31, 2020, there was an outstanding debt balance of $700.0 million exclusive of the associated discount balance.

During the twelve months ended December 31, 2020, the Company has repaid $40.0 million of principal related to the amended and restated credit agreement term loan through quarterly scheduled amortized principal payments each equaling $10.0 million on March 31, 2020, June 30, 2020, September 30, 2020 and December 31, 2020. The amended and restated credit agreement term loan had an outstanding balance of $290.0 million as of December 31, 2020. The Company’s next scheduled amortized principal payment is due March 31, 2021 and is equal to $10.0 million.

During the twelve months ended December 31, 2020, the Company has repaid $15.0 million of principal related to the term loan credit agreement through quarterly scheduled amortized principal payments each equaling $3.8 million on March 31, 2020, June 30, 2020, September 30, 2020 and December 31, 2020. The term loan credit agreement had an outstanding balance of $270.0 million as of December 31, 2020. The Company’s next scheduled amortized principal payment is due March 31, 2021 and is equal to $7.5 million.

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

Our invested assets are held primarily as cash and cash equivalents, restricted cash, available-for-sale marketable debt securities, non-marketable debt securities, certificates of deposit, U.S. treasury securities, and professionally managed short duration fixed income funds. These investments are subject to interest rate risk. The fair values of our invested assets at December 31, 2020 and December 31, 2019, approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.

We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date.

As of December 31, 2020, we had $560.0 million of borrowings outstanding under our various credit agreements, all of which bear interest on a floating basis tied to London Interbank Overnight Rate (“LIBOR”) and is therefore subject to changes in the associated interest expense. The effect of an immediate hypothetical 10% change in interest rates would not have a material effect on our Consolidated Financial Statements. As of July 2017, the UK Financial Conduct Authority (“FCA”) has urged banks and institutions to discontinue their use of the LIBOR benchmark rate for floating rate debt, and other financial instruments tied to the rate after 2021. However, on November 30, 2020, the ICE Benchmark Administration Limited (“IBA”), announced that it would consult in early December 2020 on its intention to cease the publication of the one-week and two-month U.S. dollar LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining U.S. dollar LIBOR settings (overnight and one, three, six and 12 months) immediately following the LIBOR publication on June 30, 2023. The consultation was open for feedback until January 25, 2021 and IBA “intends to share the results of the consultation with the FCA and to publish a feedback statement summarizing responses from the consultation shortly thereafter.” In connection to the released statement from the IBA, on December 4, 2020, the FCA released a similar statement in support of the continuation of the LIBOR rate beyond 2021. The Alternative Reference Rates Committee (“ARRC”) have recommended the Secured Overnight Financing Rate (“SOFR”) as the best alternative rate to LIBOR post discontinuance and has proposed a transition plan and timeline designed to encourage the adoption of SOFR from LIBOR.

The Company is currently evaluating the transition from LIBOR as an interest rate benchmark to other potential alternative reference rates, including but not limited to the SOFR interest rate. Management will continue to actively assess the related opportunities and risks associated with the transition and monitor related proposals and guidance published by ARRC and other alternative-rate initiatives, with an expectation that we will be prepared to for a termination of LIBOR benchmarks after 2021.

We are subject to exchange rate risk primarily in our U.K.-based wholesale brokerage business that has a cost base principally denominated in British pounds and a revenue base in several other currencies, but principally in U.S. dollars, and in our Canadian MGA business that has substantially all of its revenues and cost base denominated in Canadian Dollars. As of January 14, 2021, the Company announced the completion of the acquisition of O’Leary Insurances, an Ireland based retail brokerage business which has substantially all of its revenue and cost base in Euro Dollars.

Based upon our foreign currency rate exposure as of December 31, 2020, an immediate 10% hypothetical changes of foreign currency exchange rates would not have a material effect on our Consolidated Financial Statements.

ITEM 8. Financial Statements and Supplementary Data.

BROWN & BROWN, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
(in thousands, except per share data)	2020	2019	2018
REVENUES
Commissions and fees	$2,606,108	$2,384,737	$2,009,857
Investment income	2,811	5,780	2,746
Other income, net	4,456	1,654	1,643
Total revenues	2,613,375	2,392,171	2,014,246
EXPENSES
Employee compensation and benefits	1,436,377	1,308,165	1,068,914
Other operating expenses	365,973	377,089	332,118
(Gain)/loss on disposal	(2,388)	(10,021)	(2,175)
Amortization	108,523	105,298	86,544
Depreciation	26,276	23,417	22,834
Interest	58,973	63,660	40,580
Change in estimated acquisition earn-out payables	(4,458)	(1,366)	2,969
Total expenses	1,989,276	1,866,242	1,551,784
Income before income taxes	624,099	525,929	462,462
Income taxes	143,616	127,415	118,207
Net income	$480,483	$398,514	$344,255
Net income per share:
Basic	$1.70	$1.42	$1.24
Diluted	$1.69	$1.40	$1.22
Dividends declared per share	$0.35	$0.33	$0.31

See accompanying notes to Consolidated Financial Statements.

BROWN & BROWN, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)	December 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$817,398	$542,174
Restricted cash and investments	454,517	420,801
Short-term investments	18,332	12,325
Premiums, commissions and fees receivable	1,099,248	942,834
Reinsurance recoverable	43,469	58,505
Prepaid reinsurance premiums	377,615	366,021
Other current assets	147,670	152,142
Total current assets	2,958,249	2,494,802
Fixed assets, net	201,115	148,627
Operating lease assets	186,998	184,288
Goodwill	4,395,918	3,746,094
Amortizable intangible assets, net	1,049,660	916,768
Investments	24,971	27,378
Other assets	149,581	104,864
Total assets	$8,966,492	$7,622,821
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Premiums payable to insurance companies	$1,198,529	$1,014,317
Losses and loss adjustment reserve	43,469	58,505
Unearned premiums	377,615	366,021
Premium deposits and credits due customers	102,505	113,841
Accounts payable	190,497	99,960
Accrued expenses and other liabilities	371,737	337,717
Current portion of long-term debt	70,000	55,000
Total current liabilities	2,354,352	2,045,361
Long-term debt less unamortized discount and debt issuance costs	2,025,906	1,500,343
Operating lease liabilities	172,935	167,855
Deferred income taxes, net	344,222	328,277
Other liabilities	314,854	230,706
Shareholders’ Equity:
Common stock, par value $0.10 per share; authorized 560,000 shares; issued 299,689 shares and outstanding 283,004 at 2020, issued 297,106 shares and outstanding 281,655 shares at 2019 - in thousands.	29,969	29,711
Additional paid-in capital	794,909	716,049
Treasury stock, at cost at 16,685 at 2020 and 15,451 shares at 2019, respectively - in thousands	(591,338)	(536,243)
Retained earnings	3,520,683	3,140,762
Total shareholders’ equity	3,754,223	3,350,279
Total liabilities and shareholders’ equity	$8,966,492	$7,622,821

See accompanying notes to Consolidated Financial Statements.

BROWN & BROWN, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
(in thousands, except per share data)	Shares	Par Value	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total
Balance at January 1, 2018	286,895	$28,689	$483,733	$(386,322)	$2,456,599	$2,582,699
Adoption of Topic 606 at January 1, 2018					117,515	117,515
Beginning balance after adoption of Topic 606	286,895	28,689	483,733	(386,322)	2,574,114	2,700,214
Net income					344,255	344,255
Net unrealized holding (loss) gain on available-for-sale securities			(21)		(57)	(78)
Common stock issued for employee stock benefit plans	3,096	310	39,857			40,167
Common stock issued for agency acquisitions	3,376	338	99,662			100,000
Purchase of treasury stock			(8,750)	(91,250)		(100,000)
Common stock issued to directors	13	1	699			700
Cash dividends paid ($0.31 per share)					(84,690)	(84,690)
Balance at December 31, 2018	293,380	29,338	615,180	(477,572)	2,833,622	3,000,568
Net Income					398,514	398,514
Net unrealized holding (loss) gain on available-for-sale securities			182		(30)	152
Common stock issued for employee stock benefit plans	3,129	313	59,867			60,180
Common stock issued for agency acquisitions	569	57	19,943			20,000
Purchase of treasury stock			20,000	(58,671)		(38,671)
Common stock issued to directors	28	3	877			880
Cash dividends paid ($0.33 per share)					(91,344)	(91,344)
Balance at December 31, 2019	297,106	29,711	716,049	(536,243)	3,140,762	3,350,279
Net Income					480,483	480,483
Net unrealized holding (loss) gain on available-for-sale securities			466		30	496
Common stock issued for employee stock benefit plans	1,844	184	47,761			47,945
Common stock issued for agency acquisitions	723	72	30,048			30,120
Purchase of treasury stock				(55,095)		(55,095)
Common stock issued to directors	16	2	585			587
Cash dividends paid ($0.35 per share)					(100,592)	(100,592)
Balance at December 31, 2020	299,689	$29,969	$794,909	$(591,338)	$3,520,683	$3,754,223

See accompanying notes to Consolidated Financial Statements.

BROWN & BROWN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2020	2019	2018
Cash flows from operating activities:
Net income	$480,483	$398,514	$344,255
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	108,523	105,298	86,544
Depreciation	26,276	23,417	22,834
Non-cash stock-based compensation	59,749	46,994	33,519
Change in estimated acquisition earn-out payables	(4,458)	(1,366)	2,969
Deferred income taxes	15,943	12,383	15,008
Amortization of debt discount and disposal of deferred financing costs	2,319	2,054	1,627
Accretion of discounts and premiums, investments	48	(5)	(10)
(Gain)/loss on sales of investments, fixed assets and customer accounts	(831)	(9,550)	(1,934)
Payments on acquisition earn-outs in excess of original estimated payables	(4,532)	(351)	(12,538)
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Premiums, commissions and fees receivable (increase) decrease	(135,367)	(86,778)	(93,630)
Reinsurance recoverables (increase) decrease	15,036	6,891	412,424
Prepaid reinsurance premiums (increase) decrease	(11,594)	(28,101)	(16,903)
Other assets (increase) decrease	(42,731)	(46,520)	(22,440)
Premiums payable to insurance companies (increase) decrease	158,775	148,658	141,169
Premium deposits and credits due customers increase (decrease)	(12,886)	7,820	13,792
Losses and loss adjustment reserve increase (decrease)	(15,036)	(6,707)	(411,509)
Unearned premiums increase (decrease)	11,594	28,101	16,903
Accounts payable increase (decrease)	107,754	17,800	21,880
Accrued expenses and other liabilities increase (decrease)	34,716	43,330	22,801
Other liabilities increase (decrease)	(72,134)	16,298	(9,232)
Net cash provided by operating activities	721,647	678,180	567,529
Cash flows from investing activities:
Additions to fixed assets	(70,700)	(73,108)	(41,520)
Payments for businesses acquired, net of cash acquired	(694,842)	(353,043)	(923,874)
Proceeds from sales of fixed assets and customer accounts	9,615	21,592	4,984
Purchases of investments	(14,168)	(17,520)	(9,284)
Proceeds from sales of investments	11,025	8,494	17,923
Net cash used in investing activities	(759,070)	(413,585)	(951,771)
Cash flows from financing activities:
Payments on acquisition earn-outs	(24,977)	(9,566)	(14,059)
Proceeds from long-term debt	700,000	350,000	300,000
Payments on long-term debt	(55,000)	(50,000)	(120,000)
Deferred debt issuance costs	(6,756)	(3,701)	(778)
Borrowings on revolving credit facilities	250,000	100,000	600,000
Payments on revolving credit facilities	(350,000)	(350,000)	(250,000)
Issuances of common stock for employee stock benefit plans	30,104	24,999	19,432
Repurchase of stock benefit plan shares for employees to fund tax withholdings	(41,321)	(10,933)	(12,155)
Purchase of treasury stock	(55,095)	(58,671)	(91,250)
Settlement (prepayment) of accelerated share repurchase program	—	20,000	(8,750)
Cash dividends paid	(100,592)	(91,344)	(84,690)
Net cash provided by (used in) financing activities	346,363	(79,216)	337,750
Net increase (decrease) in cash and cash equivalents inclusive of restricted cash	308,940	185,379	(46,492)
Cash and cash equivalents inclusive of restricted cash at beginning of period	962,975	777,596	824,088
Cash and cash equivalents inclusive of restricted cash at end of period	$1,271,915	$962,975	$777,596

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

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The new guidance eliminates Step 2 of the goodwill impairment test. The updated guidance requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit to its carrying value, and recognizing a non-cash impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value with the loss not exceeding the total amount of goodwill allocated to that reporting unit. ASU 2017-04 became effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 and will be applied prospectively. The Company adopted ASU 2017-04 effective January 1, 2020, with interim or annual goodwill impairment tests now comparing the fair value of a reporting unit with its carrying value and no longer performing Step 2 of the goodwill impairment test. There was no impact from adopting ASU 2017-04 as there were no impairments recorded.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The new guidance adds an impairment model, known as the current expected credit loss (CECL) model that is based on expected losses rather than incurred losses. These amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable forward-looking information, which is intended to result in more timely recognition of such losses. All related guidance has been codified into, and is now known as, ASC 326 – Financial Instruments—Credit Losses. The new standard is effective for public companies for annual reporting periods beginning after December 15, 2019, and interim periods therein. The Company adopted ASU 2016-13 effective January 1, 2020 and has determined there is not a material impact on the Company’s Financial Statements given that historical trend analysis and assessments for forward-looking qualitative analysis are already integrated into financial assessments for the Company.

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

Cash and Cash Equivalents

Cash and cash equivalents principally consist of demand deposits with financial institutions and highly liquid investments with quoted market prices having maturities of three months or less when purchased. Included in cash and cash equivalents are unrestricted premium from insureds before it is remitted to the appropriate insurance company or companies, net of any commissions we are due.

Restricted Cash and Investments, and Premiums, Commissions and Fees Receivable

In our capacity as an insurance agent or broker, the Company typically collects premiums from insureds and, after deducting the authorized commissions, remits the net premiums to the appropriate insurance company or companies. Accordingly, premiums that are receivable from insureds are reported within Premiums, commissions, and fee receivable in the Consolidated Balance Sheets. Unremitted net insurance premiums are held in a fiduciary capacity until the Company disburses them, and the use of such funds is restricted by laws in certain states in which our subsidiaries operate, or restricted due to our contracts with a certain insurance company or companies in which we hold premiums in a fiduciary capacity. Where allowed by law, the Company invests these unremitted funds only in cash, money market accounts, tax-free variable-rate demand bonds and commercial paper held for a short-term. In certain states in which the Company operates, the use and investment alternatives for these funds are regulated and restricted by various state laws and agencies. These restricted funds are reported as restricted cash and investments on the Consolidated Balance Sheets. The interest income earned on these unremitted funds, where allowed by state law, is reported as investment income in the Consolidated Statement of Income.

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

Fixed Assets

Fixed assets, including leasehold improvements, are carried at cost, less accumulated depreciation and amortization. Expenditures for improvements are capitalized, and expenditures for maintenance and repairs are expensed to operations as incurred. Upon sale or retirement, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss, if any, is reflected in other income. Depreciation has been determined using the straight-line method over the estimated useful lives of the related assets, which range from 3 to 39 years. Leasehold improvements are amortized on the straight-line method over the shorter of the useful life of the improvement or the term of the related lease.

Goodwill and Amortizable Intangible Assets

All of our business combinations are accounted for using the acquisition method. Acquisition purchase prices are typically based upon a multiple of average annual EBITDA, operating profit and/or core revenue earned over a period of 3 years within a minimum and maximum price range. The recorded purchase prices for acquisitions include an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations are recorded in the Consolidated Statement of Income when incurred.

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

The excess of the purchase price of an acquisition over the fair value of the identifiable tangible and amortizable intangible assets is assigned to goodwill. While goodwill is not amortizable, it is subject to assessment at least annually, and more frequently in the presence of certain circumstances, for impairment by application of a fair value-based test. The Company compares the fair value of each reporting unit with its carrying amount to determine if there is potential impairment of goodwill. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. Fair value is estimated based upon multiples of earnings before interest, income taxes, depreciation, amortization and change in estimated acquisition earn-out payables (“EBITDAC”), or on a discounted cash flow basis. The Company completed its most recent annual assessment as of November 30, 2020 and determined that the fair value of goodwill significantly exceeded the carrying value of such assets. In addition, as of December 31, 2020, there are no accumulated impairment losses.

The carrying value of amortizable intangible assets attributable to each business or asset group comprising the Company is periodically reviewed by management to determine if there are events or changes in circumstances that would indicate that its carrying amount may not be recoverable. Accordingly, if there are any such changes in circumstances during the year, the Company assesses the carrying value of its amortizable intangible assets by considering the estimated future undiscounted cash flows generated by the corresponding business or asset group. Any impairment identified through this assessment may require that the carrying value of related amortizable intangible assets be adjusted. There were no impairments recorded for the years ended December 31, 2020, 2019 and 2018.

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

The following is a reconciliation between basic and diluted weighted average shares outstanding for the years ended December 31:

(in thousands, except per share data)	2020	2019	2018
Net income	$480,483	$398,514	$344,255
Net income attributable to unvested awarded performance stock	(15,197)	(12,873)	(8,297)
Net income attributable to common shares	$465,286	$385,641	$335,958
Weighted average number of common shares outstanding – basic	283,294	281,566	277,663
Less unvested awarded performance stock included in weighted average number of common shares outstanding – basic	(8,960)	(9,095)	(6,692)
Weighted average number of common shares outstanding for basic earnings per common share	274,334	272,471	270,971
Dilutive effect of stock options	1,533	2,145	4,550
Weighted average number of shares outstanding – diluted	275,867	274,616	275,521
Net income per share:
Basic	$1.70	$1.42	$1.24
Diluted	$1.69	$1.40	$1.22

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents; restricted cash and short-term investments; investments; premiums, commissions and fees receivable; reinsurance recoverable; prepaid reinsurance premiums; premiums payable to insurance companies; losses and loss adjustment reserve; unearned premium; premium deposits and credits due customers and accounts payable, at December 31, 2020 and 2019, approximate fair value because of the short-term maturity of these instruments. The carrying amount of the Company’s long-term debt approximates fair value at December 31, 2020 and 2019 as our fixed-rate borrowings of $1,548.2 million approximate their values using market quotes of notes with the similar terms as ours, which we deem a close approximation of current market rates. The estimated fair value of our variable floating rate debt agreements is $560.0 million currently outstanding approximates the carrying value due to the variable interest rate based upon adjusted LIBOR. See Note 3 to our Consolidated Financial Statements for the fair values related to the establishment of intangible assets and the establishment and adjustment of earn-out payables. See Note 6 for information on the fair value of investments and Note 9 for information on the fair value of long-term debt.

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

Reinsurance

The only line of insurance in which the Company acts in a risk-bearing capacity is flood insurance associated with the Wright National Flood Insurance Company (“WNFIC”), which is part of our National Programs Segment. The Company protects itself from claims-related losses by reinsuring all claims risk exposure. However, for basic admitted policies conforming to the National Flood Insurance Program all exposure is reinsured with the Federal Emergency Management Agency (“FEMA”). For excess flood insurance policies, all exposure is reinsured with a reinsurance carrier with an AM Best Company rating of “A” or better. Reinsurance does not legally discharge the ceding insurer from the primary liability for the full amount due under the reinsured policies. Reinsurance premiums, commissions, expense reimbursement and reserves related to ceded business are accounted for on a basis consistent with the accounting for the original policies issued and the terms of reinsurance contracts. Premiums earned and losses and loss adjustment expenses incurred are reported net of reinsurance amounts. Other underwriting expenses are shown net of earned ceding commission income. The liabilities for unpaid losses and loss adjustment expenses and unearned premiums are reported gross of ceded reinsurance recoverable.

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

NOTE 2 Revenues

The following tables present the revenues disaggregated by revenue source:

	Twelve months ended December 31, 2020
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other(8)	Total
Base commissions(1)	$1,054,619	$422,916	$273,878	$—	$1	$1,751,414
Fees(2)	275,900	159,337	66,051	174,012	(1,291)	674,009
Incentive commissions(3)	89,920	549	3,057	—	31	93,557
Profit-sharing contingent commissions(4)	35,785	27,278	7,871	—	—	70,934
Guaranteed supplemental commissions(5)	15,128	(238)	1,304	—	—	16,194
Investment income(6)	163	756	184	—	1,708	2,811
Other income, net(7)	1,251	42	452	—	2,711	4,456
Total Revenues	$1,472,766	$610,640	$352,797	$174,012	$3,160	$2,613,375

	Twelve months ended December 31, 2019
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other(8)	Total
Base commissions(1)	$994,170	$338,058	$242,380	$—	$(128)	$1,574,480
Fees(2)	246,135	151,298	56,852	193,641	(1,160)	646,766
Incentive commissions(3)	80,505	(524)	1,252	—	27	81,260
Profit-sharing contingent commissions(4)	34,150	17,517	7,499	—	—	59,166
Guaranteed supplemental commissions(5)	11,056	10,566	1,443	—	—	23,065
Investment income(6)	149	1,397	178	139	3,917	5,780
Other income, net(7)	1,096	72	483	1	2	1,654
Total Revenues	$1,367,261	$518,384	$310,087	$193,781	$2,658	$2,392,171

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

(2)	Fee revenues relate to fees for services other than securing coverage for our customers, fees negotiated in lieu of commissions, and F&I products and services.

(3)	Incentive commissions include additional commissions over base commissions received from insurance carriers based on predetermined production levels mutually agreed upon by both parties.

(4)	Profit-sharing contingent commissions are based primarily on underwriting results, but may also reflect considerations for volume, growth and/or retention.

(5)	Guaranteed supplemental commissions represent guaranteed fixed-base agreements in lieu of profit-sharing contingent commissions.

(6)	Investment income consists primarily of interest on cash and investments.

(7)	Other income consists primarily of legal settlements and other miscellaneous income.
(8)	Fees within other reflects the elimination of intercompany revenues.

Contract Assets and Liabilities

The balances of contract assets and contract liabilities arising from contracts with customers as of December 31, 2020 and 2019 were as follows:

(in thousands)	December 31, 2020	December 31, 2019
Contract assets	$308,755	$289,609
Contract liabilities	$80,997	$58,126

Unbilled receivables (contract assets) arise when the Company recognizes revenue for amounts which have not yet been billed in our systems. Deferred revenue (contract liabilities) relates to payments received in advance of performance under the contract before the transfer of a good or service to the customer.

As of December 31, 2020, deferred revenue consisted of $54.0 million as current portion to be recognized within one year and $27.0 million in long-term to be recognized beyond one year. As of December 31, 2019, deferred revenue consisted of $41.2 million as current portion to be recognized within one year and $16.9 million in long-term deferred revenue to be recognized beyond one year.

Contract assets and contract liabilities arising from acquisitions in 2020 were approximately $11.5 million and $20.0 million, respectively. Contract assets and contract liabilities arising from acquisitions in 2019 were approximately $6.5 million and $9.3 million, respectively.

During the twelve months ended December 31, 2020 and 2019, the amount of revenue recognized related to performance obligations satisfied in a previous period, inclusive of changes due to estimates, was approximately $8.9 million and $17.2 million, respectively. The $8.9 million for 2020 consists of $18.1 million of additional variable consideration received on our supplemental commissions, offset by $7.1 million of revised estimates related to variable consideration on policies where the exposure units are expected to be impacted by the COVID-19 pandemic (“COVID-19”) and $2.1 million of other adjustments.

Other Assets and Deferred Cost

Incremental cost to obtain – The Company defers certain costs to obtain customer contracts primarily as they relate to commission-based compensation plans in the Retail Segment, in which the Company pays an incremental amount of compensation on new business. These incremental costs are deferred and amortized over a 15-year period. The cost to obtain balance within the Other assets caption in the Company’s Condensed Consolidated Balance Sheets was $42.2 million and $26.9 million as of December 31, 2020 and December 31, 2019, respectively. For the 12 months ended December 31, 2020 and December 31, 2019, the Company deferred $17.8 million and $15.1 million of incremental cost to obtain customer contracts, respectively. The Company expensed $2.5 million and $1.4 million of the incremental cost to obtain customer contracts for the 12 months ended December 31, 2020 and December 31, 2019, respectively.

Cost to fulfill - The Company defers certain costs to fulfill contracts and recognizes these costs as the associated performance obligations are fulfilled. The cost to fulfill balance within the Other current assets caption in the Company's Condensed Consolidated Balance Sheets was $77.8 million, which is inclusive of deferrals from businesses acquired in the current year of $1.2 million. The cost to fulfill balance as of December 31, 2019 was $73.3 million. For the 12 months ended December 31, 2019, the Company had a net deferral of $3.3 million related to current year deferrals for costs incurred that relate to performance obligations yet to be fulfilled, net of the expense of previously deferred contract fulfillment costs associated with performance obligations that were satisfied in the period.

NOTE 3 Business Combinations

During the year ended December 31, 2020, the Company acquired the assets and assumed certain liabilities of 20 insurance intermediaries, all the stock of one F&I administrative services company and 4 books of businesses (customer accounts). Additionally, miscellaneous adjustments were recorded to the purchase price allocation of certain prior acquisitions completed within the last 12 months as permitted by ASC Topic 805 - Business Combinations (“ASC 805”). Such adjustments are presented in the “Other” category within the following two tables. The recorded purchase price for all acquisitions includes an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations will be recorded in the Consolidated Statement of Income when incurred.

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

Based upon the acquisition date and the complexity of the underlying valuation work, certain amounts included in the Company’s Consolidated Financial Statements may be provisional and thus subject to further adjustments within the permitted measurement period, as defined in ASC 805. For the year ended December 31, 2020, adjustments were made within the permitted measurement period that resulted in a decrease in the aggregate purchase price of the affected acquisitions of $3.5 million relating to the assumption of certain liabilities on acquisitions completed in 2019. These measurement period adjustments have been reflected as current period adjustments for the year ended December 31, 2020 in accordance with the guidance in ASU 2015-16 “Business Combinations.” The measurement period adjustments impacted goodwill, with no effect on earnings or cash in the current period.

Cash paid for acquisitions was $722.5 million and $356.3 million in the years ended December 31, 2020 and 2019, respectively. We completed 25 acquisitions (including book of business purchases) during the year ended December 31, 2020. We completed 27 acquisitions (including book of business purchases) during the year ended December 31, 2019.

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

(in thousands)
Name	Business segment	Effective date of acquisition	Cash paid	Common Stock Issued	Other payable	Recorded earn-out payable	Net assets acquired	Maximum potential earn- out payable
Special Risk Insurance Managers Ltd. (Special Risk)	National Programs	January 1, 2020	$70,156	$—	$—	$9,859	$80,015	$14,650
Texas All Risk General Agency, Inc. et al (Texas Risk)	Wholesale Brokerage	January 1, 2020	10,511	—	159	310	10,980	1,150
The Colonial Group, Inc. et al (Colonial)	Wholesale Brokerage	March 1, 2020	29,037	—	527	7,577	37,141	10,150
RLA Insurance Intermediaries, LLC (RLA)	Wholesale Brokerage	March 1, 2020	42,496	—	786	11,687	54,969	22,500
Dealer Financial Services of N.C., LLC d/b/a The Sterling Group (Sterling)	Retail	April 1, 2020	19,341	—	300	4,129	23,770	5,400
LP Insurance Services, LLC (LP)	National Programs	May 1, 2020	115,948	10,000	318	23,394	149,660	75,850
First Resource, Inc. (First)	Retail	July 1, 2020	10,700	—	450	3,776	14,926	5,800
Buiten & Associates, LLC (Buiten)	Retail	August 1, 2020	38,225	—	1,175	7,448	46,848	14,175
Amity Insurance, Inc. (Amity)	Retail	August 1, 2020	14,820	2,000	200	1,860	18,880	4,060
Frank E. Neal & Co., Inc. (Neal)	Retail	September 1, 2020	32,589	3,120	345	5,732	41,786	10,325
BrookStone Insurance Group, LLC (BrookStone)	Retail	September 1, 2020	12,030	—	—	1,058	13,088	1,878
VAS GenPar, LLC (VAS)	Retail	October 1, 2020	114,249	15,000	—	23,274	152,523	48,000
Bright & Associates, Inc. (Bright)	Retail	October 1, 2020	12,528	—	1,257	3,854	17,639	5,775
J.E. Brown & Associates Insurance Services, Inc. (J.E. Brown)	Wholesale Brokerage	October 1, 2020	33,331	—	1,030	5,947	40,308	10,425
CoverHound, Inc. and CyberPolicy, Inc. (CoverHound)	Retail	November 1, 2020	27,595	—	600	—	28,195	—
MAJ Companies, Ltd. (MAJ)	Retail	December 1, 2020	19,072	—	300	2,006	21,378	6,475
South & Western General Agency, Inc. (South & Western)	Wholesale Brokerage	December 1, 2020	69,673	—	1,193	7,294	78,160	18,000
Berry Insurance Group, Inc. (Berry)	Retail	December 31, 2020	35,326	—	—	3,694	39,020	6,500
Other	Various	Various	14,888	—	490	8,498	23,876	12,337
Total			$722,515	$30,120	$9,130	$131,397	$893,162	$273,450

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition and adjustments made during the measurement period of the prior year acquisitions.

(in thousands)	Special Risk	Texas Risk	Colonial	RLA	Sterling	LP	First	Buiten	Amity	Neal
Cash	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other current assets	2,477	446	1,344	—	612	3,162	302	2,595	653	2,337
Fixed assets	345	27	59	55	16	1,877	1	43	58	46
Goodwill	63,087	8,940	27,845	53,567	17,339	99,983	9,523	33,641	15,454	28,929
Purchased customer accounts	14,286	3,222	9,205	12,309	5,962	44,801	5,095	11,323	5,614	13,225
Non-compete agreements	136	25	43	481	21	31	21	91	21	31
Other assets	—	—	—	—	—	—	—	—	—	274
Total assets acquired	80,331	12,660	38,496	66,412	23,950	149,854	14,942	47,693	21,800	44,842
Other current liabilities	(316)	(1,680)	(1,355)	(11,443)	(180)	(10)	(16)	(845)	(2,920)	(3,056)
Other liabilities	—	—	—	—	—	(184)	—	—	—	—
Total liabilities assumed	(316)	(1,680)	(1,355)	(11,443)	(180)	(194)	(16)	(845)	(2,920)	(3,056)
Net assets acquired	$80,015	$10,980	$37,141	$54,969	$23,770	$149,660	$14,926	$46,848	$18,880	$41,786

(in thousands)	Brook Stone	VAS	Bright	J.E. Brown	Cover Hound	MAJ	South & Western	Berry	Other	Total
Cash	$—	$27,673	$—	$—	$—	$—	$—	$—	$—	$27,673
Other current assets	527	5,486	402	—	375	413	—	—	912	22,043
Fixed assets	22	138	23	32	6,441	—	149	30	25	9,387
Goodwill	8,585	100,826	12,218	31,476	19,524	13,003	63,128	29,702	11,325	648,095
Purchased customer accounts	3,689	48,188	5,055	9,479	3,678	8,034	18,513	9,701	8,582	239,961
Non-compete agreements	21	101	42	41	—	11	21	11	64	1,213
Other assets	290	—	—	—	—	—	—	—	3,088	3,652
Total assets acquired	13,134	182,412	17,740	41,028	30,018	21,461	81,811	39,444	23,996	952,024
Other current liabilities	(46)	(3,760)	(101)	(720)	(1,823)	(83)	(3,651)	(424)	(120)	(32,549)
Other liabilities	—	(26,129)	—	—	—	—	—	—	—	(26,313)
Total liabilities assumed	(46)	(29,889)	(101)	(720)	(1,823)	(83)	(3,651)	(424)	(120)	(58,862)
Net assets acquired	$13,088	$152,523	$17,639	$40,308	$28,195	$21,378	$78,160	$39,020	$23,876	$893,162

The weighted average useful lives for the acquired amortizable intangible assets are as follows: purchased customer accounts, 15 years; and non-compete agreements, 5 years.

Goodwill of $648.1 million, which is net of any opening balance sheet adjustments within the allowable measurement period, was allocated to the Retail, National Programs, Wholesale Brokerage and Services Segments in the amounts of $300.0 million, $163.1 million, $185.0 million and $0.1 million, respectively. Of the total goodwill of $648.1 million, the amount currently deductible for income tax purposes is $516.7 million and the remaining $131.4 million relates to the recorded earn-out payables and will not be deductible until it is earned and paid.

For the acquisitions completed during 2020, the results of operations since the acquisition dates have been combined with those of the Company. The total revenues from the acquisitions completed through December 31, 2020 included in the Consolidated Statement of Income for the year ended December 31, 2020 were $93.9 million. The income before income taxes, including the intercompany cost of capital charge, from the acquisitions completed through December 31, 2020 included in the Consolidated Statement of Income for the year ended December 31, 2020 was $7.5 million. If the acquisitions had occurred as of the beginning of the respective periods, the Company’s results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

(UNAUDITED)	Year Ended December 31,
(in thousands, except per share data)	2020	2019
Total revenues	$2,714,314	$2,579,075
Income before income taxes	$650,618	$576,355
Net income	$500,900	$436,722
Net income per share:
Basic	$1.77	$1.55
Diluted	$1.76	$1.54
Weighted average number of shares outstanding:
Basic	274,334	272,471
Diluted	275,867	274,616

Acquisitions in 2019

During the year ended December 31, 2019, the Company acquired the assets and assumed certain liabilities of 22 insurance intermediaries, all the stock of one insurance intermediaries and 4 book of business (customer accounts). Additionally, miscellaneous adjustments were recorded to the purchase price allocation of certain prior acquisitions completed within the last 12 months as permitted by ASC 805. Such adjustments are presented in the “Other” category within the following two tables.

For the year ended December 31, 2019, several adjustments were made within the permitted measurement period that resulted in an increase in the aggregate purchase price of the affected acquisitions of $4.1 million, relating to the assumption of certain liabilities.

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

For the acquisitions completed during 2019, the results of operations since the acquisition dates have been combined with those of the Company. The total revenues from the acquisitions completed through December 31, 2019 included in the Consolidated Statement of Income for the year ended December 31, 2019 were $49.1 million. The income before income taxes, including the intercompany cost of capital charge, from the acquisitions completed through December 31, 2019 included in the Consolidated Statement of Income for the year ended December 31, 2019 was $3.4 million. If the acquisitions had occurred as of the beginning of the respective periods, the Company’s results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

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

For the year ended December 31, 2018, several adjustments were made within the permitted measurement period that resulted in a decrease in the aggregate purchase price of the affected acquisitions of $21.4 thousand, relating to the assumption of certain liabilities.

The following table summarizes the purchase price allocation made as of the date of each acquisition for current year acquisitions and significant adjustments made during the measurement period for prior year acquisitions:

(in thousands)
Name	Business segment	Effective date of acquisition	Cash paid	Common Stock Issued	Other payable	Recorded earn-out payable	Net assets acquired	Maximum potential earn- out payable
Opus Advisory Group, LLC (Opus)	Retail	February 1, 2018	$20,400	$—	$200	$2,384	$22,984	$3,600
Kerxton Insurance Agency, Inc. (Kerxton)	Retail	March 1, 2018	13,176	—	1,490	2,080	16,746	2,920
Automotive Development Group, LLC (ADG)	Retail	May 1, 2018	29,471	—	559	17,545	47,575	20,000
Servco Pacific, Inc. (Servco)	Retail	June 1, 2018	76,245	—	—	934	77,179	7,000
Tower Hill Prime Insurance Company (Tower Hill)	National Programs	July 1, 2018	20,300	—	—	1,188	21,488	7,700
Health Special Risk, Inc. (HSR)	National Programs	July 1, 2018	20,132	—	—	1,991	22,123	9,000
Professional Disability Associates, LLC (PDA)	Services	July 1, 2018	15,025	—	—	9,818	24,843	17,975
Finance & Insurance Resources, Inc. (F&I)	Retail	September 1, 2018	44,940	—	410	9,121	54,471	19,500
Rodman Insurance Agency, Inc. (Rodman)	Retail	November 1, 2018	31,121	—	261	3,720	35,102	9,850
The Hays Group, Inc. et al (Hays)	Retail	November 16, 2018	605,000	100,000	—	19,600	724,600	25,000
Dealer Associates, Inc. (Dealer)	Retail	December 1, 2018	28,825	—	1,175	3,100	33,100	12,125
Other	Various	Various	30,293	—	1,367	5,896	37,556	12,998
Total			$934,928	$100,000	$5,462	$77,377	$1,117,767	$147,668

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition.

(in thousands)	Opus	Kerxton	ADG	Servco	Tower Hill	HSR	PDA	F&I	Rodman	Hays
Cash	$—	$—	$—	$8,188	$—	$3,114	$(248)	$—	$—	$—
Other current assets	1,215	663	1,500	7,769	—	818	1,762	999	1,062	36,254
Fixed assets	11	10	67	179	$—	$124	$310	$34	$45	$4,936
Goodwill	16,414	12,423	35,769	54,429	—	18,737	16,547	36,423	26,572	456,217
Purchased customer accounts	5,008	4,712	9,751	16,442	21,468	5,516	7,700	16,611	10,129	218,600
Non-compete agreements	21	22	21	1	20	65	82	21	51	2,600
Other assets	315	419	467	1,478	—	21	6	383	542	13,977
Total assets acquired	22,984	18,249	47,575	88,486	21,488	28,395	26,159	54,471	38,401	732,584
Other current liabilities	—	(1,503)	—	(11,307)	—	(5,930)	(1,093)	—	(3,299)	(7,984)
Deferred income tax, net	—	—	—	—	—	(342)	(223)	—	—	—
Total liabilities assumed	—	(1,503)	—	(11,307)	—	(6,272)	(1,316)	—	(3,299)	(7,984)
Net assets acquired	$22,984	$16,746	$47,575	$77,179	$21,488	$22,123	$24,843	$54,471	$35,102	$724,600

(in thousands)	Dealer	Other	Total
Cash	$—	$—	$11,054
Other current assets	552	323	52,917
Fixed assets	13	100	5,829
Goodwill	21,467	22,712	717,710
Purchased customer accounts	10,986	15,085	342,008
Non-compete agreements	21	297	3,222
Other assets	226	754	18,588
Total assets acquired	33,265	39,271	1,151,328
Other current liabilities	(165)	(1,715)	(32,996)
Other liabilities	—	—	(565)
Total liabilities assumed	(165)	(1,715)	(33,561)
Net assets acquired	$33,100	$37,556	$1,117,767

The weighted average useful lives for the acquired amortizable intangible assets are as follows: purchased customer accounts, 15 years; and non-compete agreements, 5 years.

Goodwill of $717.7 million was allocated to the Retail, National Programs, Wholesale Brokerage and Services Segments in the amounts of $676.9 million, $18.7 million, $5.5 million and $16.5 million, respectively. Of the total goodwill of $717.7 million, $640.3 million is currently deductible for income tax purposes. The remaining $77.4 million relates to the recorded earn-out payables and will not be deductible until it is earned and paid.

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

As of December 31, 2020, the maximum future contingency payments related to all acquisitions totaled $544.7 million.

ASC 805 is the authoritative guidance requiring an acquirer to recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities (with only limited exceptions) upon initially obtaining control of an acquired entity. Additionally, the fair value of contingent consideration arrangements (such as earn-out purchase arrangements) at the acquisition date must be included in the purchase price consideration. As a result, the recorded purchase prices for acquisitions include an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in these earn-out obligations will be recorded in the Consolidated Statement of Income when incurred. Potential earn-out obligations are typically based upon future earnings of the acquired entities, usually between one and three years.

As of December 31, 2020, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820-Fair Value Measurement. The resulting additions, payments and net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Balance as of the beginning of the period	$161,513	$89,924	$36,175
Additions to estimated acquisition earn-out payables from new acquisitions	131,397	82,872	77,377
Payments for estimated acquisition earn-out payables	(29,509)	(9,917)	(26,597)
Subtotal	263,401	162,879	86,955
Net change in earnings from estimated acquisition earn-out payables:
Change in fair value on estimated acquisition earn-out payables	(11,814)	(7,298)	603
Interest expense accretion	7,356	5,932	2,366
Net change in earnings from estimated acquisition earn- out payables	(4,458)	(1,366)	2,969
Balance as of December 31,	$258,943	$161,513	$89,924

Of the $258.9 million of estimated acquisition earn-out payables as of December 31, 2020, $79.2 million was recorded as accounts payable, and $179.7 million was recorded as another non-current liability. Included within additions to estimated acquisition earn-out payables are any adjustments to opening balance sheet items prior to the one-year anniversary date of the acquisition and may therefore differ from previously reported amounts. Of the $161.5 million of estimated acquisition earn-out payables as of December 31, 2019, $17.9 million was recorded as accounts payable, and $143.6 million was recorded as other non-current liabilities. Of the $89.9 million of estimated acquisition earn-out payables as of December 31, 2018, $21.1 million was recorded as accounts payable, and $68.8 million was recorded as other non-current liabilities.

NOTE 4 Goodwill

The changes in the carrying value of goodwill by reportable segment for the years ended December 31, are as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Total
Balance as of January 1, 2019	$2,063,150	$926,206	$291,622	$151,808	$3,432,786
Goodwill of acquired businesses	302,640	74	6,479	19,353	328,546
Goodwill disposed of relating to sales of businesses	(14,499)	(739)	—	—	(15,238)
Balance as of December 31, 2019	$2,351,291	$925,541	$298,101	$171,161	$3,746,094
Goodwill of acquired businesses	299,961	163,070	184,956	108	648,095
Goodwill disposed of relating to sales of businesses	(782)	—	—	—	(782)
Foreign currency translation adjustments during the year	—	2,511	—	—	2,511
Balance as of December 31, 2020	$2,650,470	$1,091,122	$483,057	$171,269	$4,395,918

NOTE 5 Amortizable Intangible Assets

Amortizable intangible assets at December 31, 2020 and 2019 consisted of the following:

	December 31, 2020				December 31, 2019
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average life in years(1)	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average life in years(1)
Purchased customer accounts	$2,164,968	$(1,118,316)	$1,046,652	15.0	$1,925,326	$(1,011,574)	$913,752	15.0
Non-compete agreements	35,093	(32,085)	3,008	4.6	33,881	(30,865)	3,016	4.6
Total	$2,200,061	$(1,150,401)	$1,049,660		$1,959,207	$(1,042,439)	$916,768

(1)	Weighted average life calculated as of the date of acquisition.

Amortization expense for amortizable intangible assets for the years ending December 31, 2021, 2022, 2023, 2024 and 2025 is estimated to be $113.8 million, $109.4 million, $102.4 million, $98.5 million and $96.1 million, respectively.

NOTE 6 Investments

At December 31, 2020, the Company’s amortized cost and fair values of fixed maturity securities are summarized as follows:

(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities, obligations of U.S. Government agencies and Municipalities	$28,372	$464	$(5)	$28,831
Corporate debt	7,190	239	(6)	7,423
Total	$35,562	$703	$(11)	$36,254

At December 31, 2020, the Company held $28.8 million in fixed income securities composed of U.S Treasury securities, securities issued by U.S. Government agencies and municipalities, and $7.4 million issued by corporations with investment-grade ratings. Of the total, $11.3 million is classified as short-term investments on the Consolidated Balance Sheets as maturities are less than one year in duration. Additionally, the Company holds $7.0 million in short-term investments, which are related to time deposits held with various financial institutions.

For securities in a loss position, the following table shows the investments’ gross unrealized loss and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2020:

	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Treasury securities, obligations of U.S. Government agencies and Municipalities	$1,995	$(5)	$—	$—	$1,995	$(5)
Corporate debt	808	(6)	—	—	808	(6)
Total	$2,803	$(11)	$—	$—	$2,803	$(11)

The unrealized losses from corporate issuers were caused by interest rate increases. At December 31, 2020, the Company had 3 securities in an unrealized loss position. The corporate securities are highly rated securities with no indicators of potential impairment. Based upon the ability and intent of the Company to hold these investments until recovery of fair value, which may be maturity, the bonds were not considered to be other-than-temporarily impaired at December 31, 2020.

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

The amortized cost and estimated fair value of the fixed maturity securities at December 31, 2020 by contractual maturity are set forth below:

(in thousands)	Amortized cost	Fair value
Years to maturity:
Due in one year or less	$11,214	$11,283
Due after one year through five years	23,348	23,976
Due after five years through ten years	1,000	995
Total	$35,562	$36,254

The amortized cost and estimated fair value of the fixed maturity securities at December 31, 2019 by contractual maturity are set forth below:

(in thousands)	Amortized cost	Fair value
Years to maturity:
Due in one year or less	$4,616	$4,628
Due after one year through five years	27,195	27,378
Due after five years through ten years	—	—
Total	$31,811	$32,006

The expected maturities in the foregoing table may differ from the contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalty.

Proceeds from the sales and maturity of the Company’s investment in fixed maturity securities were $8.6 million. This along with maturing time deposits yielded total cash proceeds from the sale of investments of $11.0 million in the period of January 1, 2020 to December 31, 2020. These proceeds, along with other sources of cash were used to purchase an additional $14.2 million of fixed maturity securities and to fund certain general corporate purposes. The gains and losses realized on those sales for the period from January 1, 2020 to December 31, 2020 were insignificant.

Proceeds from the sales and maturity of the Company’s investment in fixed maturity securities were $5.8 million for the year ended December 31, 2019. This along with maturing time deposits yielded total cash proceeds from the sale of investments of $8.5 million in the period of January 1, 2019 to December 31, 2019. These proceeds were used to purchase an additional $17.5 million of fixed maturity securities and to fund certain general corporate purposes. The gains and losses realized on those sales for the period from January 1, 2019 to December 31, 2019 were insignificant.

Realized gains and losses are reported on the Consolidated Statement of Income, with the cost of securities sold determined on a specific identification basis.

At December 31, 2020, investments with a fair value of approximately $4.2 million were on deposit with state insurance departments to satisfy regulatory requirements.

NOTE 7 Fixed Assets

Fixed assets at December 31 consisted of the following:

(in thousands)	2020	2019
Furniture, fixtures and equipment	$259,524	$231,005
Leasehold improvements	42,261	42,485
Construction in progress	81,736	38,035
Land, buildings and improvements	8,428	8,400
Total cost	391,949	319,925
Less accumulated depreciation and amortization	(190,834)	(171,298)
Total	$201,115	$148,627

Depreciation expense for fixed assets amounted to $26.3 million in 2020, $23.4 million in 2019 and $22.8 million in 2018.

Construction in progress primarily reflects expenditures related to the construction of the new headquarters in Daytona Beach, Florida which was subsequently placed into service in January of 2021.

NOTE 8 Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities at December 31 consisted of the following:

(in thousands)	2020	2019
Accrued incentive compensation	$159,356	$144,475
Accrued compensation and benefits	41,550	60,260
Lease liability(1)	43,542	43,415
Deferred revenue	53,956	41,180
Reserve for policy cancellations	31,081	18,353
Accrued interest	15,260	10,984
Accrued rent and vendor expenses	6,682	7,422
Other	20,310	11,628
Total	$371,737	$337,717
(1)	The Lease liability is the current portion of the Operating lease liabilities as reflected in the Consolidated Balance Sheets as of December 31, 2020 and 2019.

NOTE 9 Long-Term Debt

Long-term debt at December 31, 2020 and 2019 consisted of the following:

(in thousands)	December 31, 2020	December 31, 2019
Current portion of long-term debt:
Current portion of 5-year term loan facility expires 2022	$40,000	$40,000
Current portion of 5-year term loan credit agreement expires 2023	30,000	15,000
Total current portion of long-term debt	70,000	55,000
Long-term debt:
Note agreements:
4.200% Senior Notes, semi-annual interest payments, balloon due 2024	499,416	499,259
4.500% Senior Notes, semi-annual interest payments, balloon due 2029	349,540	349,484
2.375% Senior Note due 2031, semi-annual interest payments, balloon due 2031	699,252	—
Total notes	1,548,208	848,743
Credit agreements:
5-year term loan facility, periodic interest and principal payments, LIBOR plus up to 1.750%, expires June 28, 2022	250,000	290,000
5-year revolving loan facility, periodic interest payments, currently LIBOR plus up to 1.500%, plus commitment fees up to 0.250%, expires June 28, 2022	—	100,000
5-year term loan facility, periodic interest and principal payments, LIBOR plus up to 1.750%, expires December 21, 2023	240,000	270,000
Total credit agreements	490,000	660,000
Debt issuance costs (contra)	(12,302)	(8,400)
Total long-term debt less unamortized discount and debt issuance costs	2,025,906	1,500,343
Current portion of long-term debt	70,000	55,000
Total debt	$2,095,906	$1,555,343

On June 28, 2017, the Company entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) with the lenders named therein, JPMorgan Chase Bank, N.A. as administrative agent and certain other banks as co-syndication agents and co-documentation agents. The Amended and Restated Credit Agreement amended and restated the credit agreement dated April 17, 2014, among such parties (the “Original Credit Agreement”). The Amended and Restated Credit Agreement extends the applicable maturity date of the existing revolving credit facility (the “Revolving Credit Facility”) of $800.0 million to June 28, 2022 and re-evidences unsecured term loans at $400.0 million while also extending the applicable maturity date to June 28, 2022. The quarterly term loan principal amortization schedule was reset. At the time of the execution of the Amended and Restated Credit Agreement, $67.5 million of principal from the original unsecured term loans was repaid using operating cash balances, and the Company added an additional $2.8 million in debt issuance costs related to the Revolving Credit Facility to the Condensed Consolidated Balance Sheets. The Company also expensed to the Condensed Consolidated Statements of Income $0.2 million of debt issuance costs related to the Original Credit Agreement due to certain lenders exiting prior to execution of the Amended and Restated Credit Agreement. The Company also carried forward $1.6 million on the Condensed Consolidated Balance Sheets the remaining unamortized portion of the Original Credit Agreement debt issuance costs, which will be amortized over the term of the Amended and Restated Credit Agreement. As of December 31, 2020, there was an outstanding debt balance issued under the term loan of the Amended and Restated Credit Agreement of $290.0 million and no borrowings outstanding against the Revolving Credit Facility. As of December 31, 2019, there was an outstanding debt balance issued under the term loan of the Amended and Restated Credit Agreement of $330.0 million with $100.0 million in borrowings outstanding against the Revolving Credit Facility.

On September 18, 2014, the Company issued $500.0 million of 4.200% unsecured Senior Notes due in 2024. The Senior Notes were given investment grade ratings of BBB-/Baa3 with a stable outlook. The notes are subject to certain covenant restrictions and regulations which are customary for credit rated obligations. At the time of funding, the proceeds were offered at a discount of the original note amount which also excluded an underwriting fee discount. The net proceeds received from the issuance were used to repay the outstanding balance of $475.0 million on the Revolving Credit Facility and for other general corporate purposes. As of December 31, 2020 and December 31, 2019, there was an outstanding debt balance of $500.0 million exclusive of the associated discount balance.

On December 21, 2018, the Company entered into a term loan credit agreement (the “Term Loan Credit Agreement”) with the lenders named therein, Wells Fargo Bank, National Association, as administrative agent, and certain other banks as co-syndication agents and as joint lead arrangers and joint bookrunners. The Term Loan Credit Agreement provides for an unsecured term loan in the initial amount of $300.0 million, which may, subject to lenders’ discretion, potentially be increased up to an aggregate amount of $450.0 million (the “Term Loan”). The Term Loan is repayable over the five-year term from the effective date of the Term Loan Credit Agreement, which was December 21, 2018. Based on the Company’s net debt leverage ratio or a non-credit enhanced senior unsecured long-term debt rating as determined by Moody’s Investor Service and Standard & Poor’s Rating Service, the rates of interest charged on the term loan are 1.000% to 1.750%, above the adjusted 1-Month LIBOR rate. On December 21, 2018, the Company borrowed $300.0 million under the Term Loan Credit Agreement and used $250.0 million of the proceeds to reduce indebtedness under the Revolving Credit Facility. As of December 31, 2020, there was an outstanding debt balance issued under the Term Loan of $270.0 million. As of December 31, 2019, there was an outstanding debt balance issued under the Term Loan of $285.0 million.

On March 11, 2019, the Company completed the issuance of $350.0 million aggregate principal amount of the Company's 4.500% Senior Notes due 2029. The Senior Notes were given investment grade ratings of BBB-/Baa3 with a stable outlook. The notes are subject to certain covenant restrictions, which are customary for credit rated obligations. At the time of funding, the proceeds were offered at a discount of the original note amount, which also excluded an underwriting fee discount. The net proceeds received from the issuance were used to repay a portion of the outstanding balance of $350.0 million on the Revolving Credit Facility, utilized in connection with the financing related to our acquisition of Hays and for other general corporate purposes. As of December 31, 2020, and December 31, 2019 there was an outstanding debt balance of $350.0 million exclusive of the associated discount balance.

On September 24, 2020, the Company completed the issuance of $700.0 million aggregate principal amount of the Company's 2.375% Senior Notes due 2031. The Senior Notes were given investment grade ratings of BBB- stable outlook and Baa3 positive outlook. The notes are subject to certain covenant restrictions, which are customary for credit rated obligations. At the time of funding, the proceeds were offered at a discount of the original note amount, which also excluded an underwriting fee discount. The net proceeds received from the issuance were used to repay a portion of the outstanding balance of $200.0 million on the Revolving Credit Facility, utilized in connection with the financing related to the acquisitions of LP Insurance Services, LLP and CKP Insurance, LLC and for other general corporate purposes. As of December 31, 2020, there was an outstanding debt balance of $700.0 million exclusive of the associated discount balance.

The Amended and Restated Credit Agreement and Term Loan Credit Agreement require the Company to maintain certain financial ratios and comply with certain other covenants. The Company was in compliance with all such covenants as of December 31, 2020 and December 31, 2019.

The 30-day Adjusted LIBOR Rate for the term loan of the Amended and Restated Credit Agreement and Term Loan Credit Agreement as of December 31, 2020 was  0.188%.

Interest paid in 2020, 2019 and 2018 was $52.4 million, $58.3 million, and $38.0 million, respectively.

At December 31, 2020, maturities of long-term debt were $70.0 million in 2021, $280.0 million in 2022, $210.0 million in 2023, $500.0 million in 2024, $350.0 million in 2029 and $700.0 million in 2031.

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

For 2017, we made a reasonable estimate of the impact of the Tax Reform Act and recorded a one-time credit in our 2017 income tax expense of $120.9 million, which reflects an estimated reduction in our deferred income tax liabilities of $124.2 million as a result of the maximum federal rate decreasing to 21.0% from 35.0%, which was partially offset by an estimated increase in income tax payable in the amount of $3.3 million as a result of the transition tax on cash and cash equivalent balances related to untaxed accumulated earnings associated with our international operations. During 2018, we made a credit adjustment to the transition tax on untaxed international operations in the amount of $1.6 million. This adjustment was a reduction of income tax expense for 2018 as a result of updated calculations based on the Company’s tax filings for the 2017 year end. As of December 31, 2020, management does not expect any further changes to the amounts previously recorded and adjusted under SAB 118.

Significant components of the provision for income taxes for the years ended December 31 are as follows:

(in thousands)	2020	2019	2018
Current:
Federal	$93,620	$85,507	$77,694
State	34,123	28,905	25,096
Foreign	325	620	409
Total current provision	128,068	115,032	103,199
Deferred:
Federal	11,655	14,994	8,483
State	4,119	(2,587)	6,519
Foreign	(226)	(24)	6
Total deferred provision	15,548	12,383	15,008
Total tax provision	$143,616	$127,415	$118,207

A reconciliation of the differences between the effective tax rate and the federal statutory tax rate for the years ended December 31 is as follows:

	2020	2019	2018
Federal statutory tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	5.3	3.8	5.7
Non-deductible employee stock purchase plan expense	0.3	0.3	0.2
Non-deductible meals and entertainment	0.1	0.3	0.3
Non-deductible officers’ compensation	0.3	0.2	0.3
Tax Reform Act deferred tax revaluation and transition tax impact	0.0	0.0	(0.3)
Stock Vesting under ASU 2016-19	(3.5)	(1.1)	(1.4)
Other, net	(0.5)	(0.3)	(0.2)
Effective tax rate	23.0%	24.2%	25.6%

 Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the corresponding amounts used for income tax reporting purposes.

Significant components of the Company’s net deferred tax liabilities as of December 31 are as follows:

(in thousands)	2020	2019
Non-current deferred tax liabilities:
Intangible assets	$400,335	$360,660
Fixed assets	11,740	10,325
ASC 842 ROU Asset	46,730	46,188
Impact of adoption of ASC 606 revenue recognition	19,928	24,687
Net unrealized holding (loss)/gain on available-for-sale securities	176	36
Total non-current deferred tax liabilities	478,909	441,896
Non-current deferred tax assets:
Deferred compensation	59,897	52,566
Accruals and reserves	19,497	7,743
ASC 842 lease liabilities	53,150	52,185
Net operating loss carryforwards and 163(j) disallowed carryforwards	3,168	2,377
Valuation allowance for deferred tax assets	(1,025)	(1,252)
Total non-current deferred tax assets	134,687	113,619
Net non-current deferred tax liability	$344,222	$328,277

Income taxes paid in 2020, 2019 and 2018 were $132.9 million, $110.0 million and $110.6 million, respectively.

At December 31, 2020, the Company had no net operating loss carryforwards for federal purposes and $36.0 million net operating loss carryforwards for state income tax reporting purposes, portions of which expire in the years 2021 through indefinite. The state carryforward amount is derived from the operating results of certain subsidiaries. As of December 31, 2020, the Company had a net operating loss carryforward in Canada of $6.4 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2020	2019	2018
Unrecognized tax benefits balance at January 1	$1,127	$1,639	$1,694
Gross increases for tax positions of prior years	848	778	594
Gross decreases for tax positions of prior years	(708)	(791)	(5)
Settlements	—	(499)	(644)
Unrecognized tax benefits balance at December 31	$1,267	$1,127	$1,639

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2020, 2019 and 2018 the Company had $0.3 million, $0.2 million and $0.2 million of accrued interest and penalties related to uncertain tax positions, respectively.

The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized was $1.3 million as of December 31, 2020, $1.1 million as of December 31, 2019 and $1.6 million as of December 31, 2018. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company is subject to taxation in the United States and various state jurisdictions. The Company is also subject to taxation in the United Kingdom and Canada. In the United States, federal returns for fiscal years 2016 through 2020 remain open and subject to examination by the Internal Revenue Service. The Company files and remits state income taxes in various states where the Company has determined it is required to file state income taxes. The Company’s filings with those states remain open for audit for the fiscal years 2016 through 2020. In the United Kingdom, the Company’s filings remain open for audit for the fiscal years 2019 and 2020. In Canada, the Company’s filings remain open for audit for the fiscal years 2016 through 2020. The Company also operates in Bermuda and the Cayman Islands. The Company is not subject to any income taxes in these countries.

During 2018, the Company settled the previously disclosed State of Massachusetts income tax audit for the fiscal year 2013 through 2014.

During 2019, the Company settled the previously disclosed State of Colorado income tax audit for the fiscal years 2013-2016, the State of Kansas income tax audit for the fiscal years 2014-2016, and the State of New York income tax audit for the fiscal years 2015-2017. The Company is currently under audit in the states of California, Illinois, Massachusetts and Wisconsin for the fiscal years 2015 through 2017. In addition, the Company is under audit in the state of Wisconsin for the fiscal year 2018.

In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. The Company has determined it is not practical to determine the unrecognized deferred tax liabilities on the undistributed earnings from the Company’s international subsidiaries as such earnings are considered to be indefinitely reinvested.

NOTE 11 Employee Savings Plan

The Company has an Employee Savings Plan (401(k)) in which substantially all employees with more than 30 days of service are eligible to participate. Under this plan, the Company makes matching contributions of up to 4.0% of each participant’s annual compensation. The Company’s contribution expense to the plan totaled $31.2 million in 2020, $22.8 million in 2019 and $22.8 million in 2018.

NOTE 12 Stock-Based Compensation

Performance Stock Plan

In 1996, the Company adopted and the shareholders approved a performance stock plan, under which until the suspension of the plan in 2010, up to 28,800,000 Performance Stock Plan (“PSP”) shares could be granted to key employees contingent on the employees’ future years of service with the Company and other performance-based criteria established by the Compensation Committee of the Company’s Board of Directors. Before participants may take full title to Performance Stock, two vesting conditions must be met. Of the grants currently outstanding, specified portions satisfied the first condition for vesting based upon 20% incremental increases in the 20-trading-day average stock price of Brown & Brown’s common stock from the price on the business day prior to date of grant. Performance Stock that has satisfied the first vesting condition is considered “awarded shares.” Awarded shares are included as issued and outstanding common stock shares and are included in the calculation of basic and diluted net income per share. Dividends are paid on awarded shares and participants may exercise voting privileges on such shares. Awarded shares satisfy the second condition for vesting on the earlier of a participant’s: (i) 15 years of continuous employment with Brown & Brown from the date shares are granted to the participants (or, in the case of the July 2009 grant to Powell Brown, 20 years), (ii) attainment of age 64 (on a prorated basis corresponding to the number of years since the date of grant), or (iii) death or disability. On April 28, 2010, the PSP was suspended and any remaining authorized, but unissued shares, as well as any shares forfeited in the future, were reserved for issuance under the 2010 Stock Incentive Plan (the “2010 SIP”).

At December 31, 2020, 10,217,232 shares had been granted, net of forfeitures, under the PSP. As of December 31, 2020, 909,828 shares had met the first condition of vesting and had been awarded, and 9,307,404 shares had satisfied both conditions of vesting and had been distributed to participants. Of the shares that have not vested as of December 31, 2020, the initial stock prices ranged from $8.30 to $10.31.

The Company uses a path-dependent lattice model to estimate the fair value of PSP grants on the grant date.

A summary of PSP activity for the years ended December 31, 2020, 2019 and 2018 is as follows:

	Weighted- average grant date fair value	Granted shares	Awarded shares	Shares not yet awarded
Outstanding at January 1, 2018	$5.16	1,694,476	1,694,476	—
Granted	$—	—	—	—
Awarded	$—	—	—	—
Vested	$5.53	(453,860)	(453,860)	—
Forfeited	$4.92	(44,524)	(44,524)	—
Outstanding at December 31, 2018	$5.03	1,196,092	1,196,092	—
Granted	$—	—	—	—
Awarded	$—	—	—	—
Vested	$5.29	(115,040)	(115,040)	—
Forfeited	$4.74	(29,760)	(29,760)	—
Outstanding at December 31, 2019	$5.00	1,051,292	1,051,292	—
Granted	$—	—	—	—
Awarded	$—	—	—	—
Vested	$6.06	(119,072)	(119,072)	—
Forfeited	$5.03	(22,392)	(22,392)	—
Outstanding at December 31, 2020	$4.86	909,828	909,828	—

The total fair value of PSP grants that vested during each of the years ended December 31, 2020, 2019 and 2018 was $5.0 million, $3.5 million and $11.9 million, respectively.

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

Non-employee members of the Board of Directors received shares annually issued pursuant to the 2010 SIP and 2019 SIP as part of their annual compensation. A total of 26,620 shares were issued in January 2018, 27,885 shares were issued in April 2019 and 16,490 shares were issued in May 2020.

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

A summary of 2010 SIP and 2019 SIP activity for the years ended December 31, 2020, 2019 and 2018 is as follows:

	Weighted- average grant date fair value	Granted shares	Awarded shares	Shares not yet awarded
Outstanding at January 1, 2018	$15.58	12,821,990	4,809,604	8,012,386
Granted	$22.87	1,577,721	454,313	1,123,408	(1)
Awarded	$15.89	—	2,489,905	(2,489,905)
Vested	$14.09	(933,916)	(933,916)	—
Forfeited	$16.37	(2,363,420)	(224,587)	(2,138,833)
Outstanding at December 31, 2018	$16.69	11,102,375	6,595,319	4,507,056
Granted	$28.53	1,812,047	797,778	1,014,269	(2)
Awarded	$17.26	299,339	1,954,983	(1,655,644)
Vested	$14.29	(1,068,211)	(1,068,211)	—
Forfeited	$19.09	(503,632)	(209,293)	(294,339)
Outstanding at December 31, 2019	$18.10	11,641,918	8,070,576	3,571,342
Granted	$46.58	970,997	148,015	822,982	(3)
Awarded	$19.71	497,082	1,880,512	(1,383,430)
Vested	$15.97	(3,059,619)	(3,059,619)	—
Forfeited	$20.75	(356,041)	(119,637)	(236,404)
Outstanding at December 31, 2020	$19.89	9,694,337	6,919,847	2,774,490

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

(3)

Of the 822,982 shares of performance-based restricted stock granted in 2020, the payout for 365,606 shares may be increased up to 200% of the target or decreased to zero, 20,611 shares may be increased up to 120% of the target or decreased to zero, 15,850 shares may be increased up to 150% of the target or decreased to zero, and 56,226 shares may be increased up to 150% or decreased to 50% of target subject to the level of performance attained. The amount reflected in the table includes all restricted stock grants at a target payout of 100%.

The following table sets forth information as of December 31, 2020, 2019 and 2018, with respect to the number of time-based restricted shares granted and awarded, the number of performance-based restricted shares granted, and the number of performance-based restricted shares awarded under our Performance Stock Plan and 2010 and 2019 Stock Incentive Plans:

Year	Time-based restricted stock granted and awarded	Performance-based restricted stock granted		Performance-based restricted stock awarded
2020	148,015	822,982	(1)	1,880,512
2019	797,778	1,014,269	(2)	1,954,983
2018	454,313	1,123,408	(3)	2,489,905

(1)

Of the 822,982 shares of performance-based restricted stock granted in 2020, the payout for 365,606 shares may be increased up to 200% of the target or decreased to zero, 20,611 shares may be increased up to 120% of the target or decreased to zero, 15,850 shares may be increased up to 150% of the target or decreased to zero, and 56,226 shares may be increased up to 150% or decreased to 50% of target subject to the level of performance attained. The amount reflected in the table includes all restricted stock grants at a target payout of 100%.

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

At December 31, 2020, 8,624,668 shares were available for future grants under the 2019 SIP. This amount is calculated assuming the maximum payout for all restricted stock grants.

Employee Stock Purchase Plan

The Company has a shareholder-approved Employee Stock Purchase Plan (“ESPP”) with a total of 34,000,000 authorized shares of which 5,378,467 were available for future subscriptions as of December 31, 2020. Employees of the Company who regularly work 20 hours or more per week are eligible to participate in the ESPP. Participants, through payroll deductions, may allot up to 10% of their compensation towards the purchase of a maximum of $25,000 worth of Company stock between August 1st of each year and the following July 31st (the “Subscription Period”) at a cost of 85% of the lower of the stock price as of the beginning or end of the Subscription Period.

The Company estimates the fair value of an ESPP share option as of the beginning of the Subscription Period as the sum of: (1) 15% of the quoted market price of the Company’s stock on the day prior to the beginning of the Subscription Period, and (2) 85% of the value of a one-year stock option on the Company stock using the Black-Scholes option-pricing model. The estimated fair value of an ESPP share option as of the Subscription Period beginning in August 2020 was $12.43. The fair values of an ESPP share option as of the Subscription Periods beginning in August 2019 and 2018, were $7.46 and $5.88, respectively.

For the ESPP plan years ended July 31, 2020, 2019 and 2018, the Company issued 962,131, 976,303 and 985,601 shares of common stock, respectively. These shares were issued at an aggregate purchase price of $29.3 million, or $30.51 per share, in 2020, $24.0 million, or $24.63 per share, in 2019, and $18.7 million, or $18.96 per share, in 2018.

 For the five months ended December 31, 2020, 2019 and 2018 (portions of the 2020-2021, 2019-2020, and 2018-2019 plan years), 381,371, 419,446 and 402,349 shares of common stock (from authorized but unissued shares), respectively, were subscribed to by ESPP participants for proceeds of approximately $14.8 million, $12.8 million and $9.9 million, respectively.

Summary of Non-Cash Stock-Based Compensation Expense

The non-cash stock-based compensation expense for the years ended December 31 is as follows:

(in thousands)	2020	2019	2018
Stock incentive plan	$50,198	$39,626	$28,027
Employee stock purchase plan	8,789	6,504	4,744
Performance stock plan	762	864	748
Total	$59,749	$46,994	$33,519

Summary of Unamortized Compensation Expense

As of December 31, 2020, the Company estimates there to be $112.6 million of unamortized compensation expense related to all non-vested stock-based compensation arrangements granted under the Company’s stock-based compensation plans, based upon current projections of grant measurement against performance criteria. That expense is expected to be recognized over a weighted average period of 3.29 years.

NOTE 13 Supplemental Disclosures of Cash Flow Information and Non-Cash Financing and Investing Activities

The Company’s cash paid during the period for interest and income taxes are summarized as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Cash paid during the period for:
Interest	$52,378	$58,290	$38,032
Income taxes, net of refunds	$131,596	$109,766	$110,350

The Company’s significant non-cash investing and financing activities are summarized as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Other payables issued for purchased customer accounts	$9,130	$12,135	$5,462
Estimated acquisition earn-out payables and related charges	$131,397	$82,872	$77,378
Notes received on the sale of fixed assets and customer accounts	$—	$9,903	$52

Our Restricted Cash balance is composed of funds held in separate premium trust accounts as required by state law or, in some cases, per agreement with our carrier partners. The following is a reconciliation of cash and cash equivalents inclusive of restricted cash as of December 31, 2020, 2019 and 2018.

	Balance as of December 31,
(in thousands)	2020	2019	2018
Table to reconcile cash and cash equivalents inclusive of restricted cash
Cash and cash equivalents	$817,398	$542,174	$438,961
Restricted cash	454,517	420,801	338,635
Total cash and cash equivalents inclusive of restricted cash at the end of the period	$1,271,915	$962,975	$777,596

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

The Company’s accruals for legal matters that were probable and estimable were not material at December 31, 2020 and 2019. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could adversely impact the Company’s operating results, cash flows and overall liquidity. The Company maintains third-party insurance policies to provide coverage for certain legal claims, in an effort to mitigate its overall exposure to unanticipated claims or adverse decisions. However, as (i) one or more of the Company’s insurance carriers could take the position that portions of these claims are not covered by the Company’s insurance, (ii) to the extent that payments are made to resolve claims and lawsuits, applicable insurance policy limits are eroded and (iii) the claims and lawsuits relating to these matters are continuing to develop, it is possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by unfavorable resolutions of these matters. Based upon the AM Best Company ratings of these third-party insurers, management does not believe there is a substantial risk of an insurer’s material non-performance related to any current insured claims.

On the basis of current information, the availability of insurance and legal advice, in management’s opinion, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, would have a material adverse effect on its financial condition, operations and/or cash flows.

NOTE 15 Leases

Substantially all of the Company's leases are classified as operating leases and primarily represent real estate leases for office space used to conduct the Company's business that expire on various dates through 2041. Leases generally contain renewal options and escalation clauses based upon increases in the lessors’ operating expenses and other charges. The Company anticipates that most of these leases will be renewed or replaced upon expiration.

The Company assesses at inception of a contract if it contains a lease. This assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether the Company has the right to direct the use of the asset.

The right-of-use asset is initially measured at cost, which is primarily composed of the initial lease liability, plus any initial direct costs incurred, less any lease incentives received. The lease liability is initially measured at the present value of the minimum lease payments through the term of the lease. Minimum lease payments are discounted to present value using the incremental borrowing rate at the lease commencement date, which approximates the rate of interest the Company expects to be paid on a secured borrowing in an amount equal to the lease payments for the underlying asset under similar terms and economic conditions. The Company elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a total term of 12 months or less. The effect of short-term leases on the Company’s right-of-use asset and lease liability would not be significant. The balances and classification of operating lease right-of-use assets and operating lease liabilities within the Condensed Consolidated Balance Sheets as of December 31, 2020 and 2019 is as follows:

(in thousands)		December 31, 2020	December 31, 2019
Balance Sheet
Assets:
Operating lease right-of-use assets		186,998	184,288
Total assets	Operating lease assets	$186,998	$184,288
Liabilities:
Current operating lease liabilities	Accrued expenses and other liabilities	43,542	43,415
Non-current operating lease liabilities	Operating lease liabilities	172,935	167,855
Total liabilities		$216,477	$211,270

As of December 31, 2020, the Company has entered into future lease agreements expected to commence in 2021 consisting of undiscounted lease liabilities of $5.0 million.

The expense recognition for operating leases under Topic 842 is substantially consistent with Topic 840. Therefore, there was no significant impact to Company’s results of operations presented in the Company’s Condensed Consolidated Statements of Income as a result of adopting ASU 2016-02 in the first quarter of 2019.

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

The components of lease cost for operating leases for the 12 months ended December 31, 2020 and 2019 were:

(in thousands)	Twelve Months Ended December 31, 2020	Twelve Months Ended December 31, 2019
Operating leases:
Lease cost	$53,821	$49,872
Variable lease cost	3,739	3,819
Short term lease cost	468	267
Operating lease cost	$58,028	$53,958
Sublease income	(1,798)	(1,386)
Total lease cost net	$56,230	$52,572

The weighted average remaining lease term and the weighted average discount rate for operating leases as of December 31, 2020 were:

Weighted-average remaining lease term	5.94
Weighted-average discount rate	3.32

Maturities of the operating lease liabilities by fiscal year at December 31, 2020 for the Company's operating leases are as follows:

(in thousands)	Operating Leases
2021	$49,923
2022	46,447
2023	39,251
2024	31,033
2025	22,921
Thereafter	49,687
Total undiscounted lease payments	239,262
Less: Imputed interest	22,785
Present value of future lease payments	$216,477

Supplemental cash flow information for operating leases:

(in thousands)	Twelve months ended December 31, 2020	Twelve months ended December 31, 2019
Cash paid for amounts included in measurement of liabilities
Operating cash flows from operating leases	$54,946	$51,894
Right-of-use assets obtained in exchange for new operating liabilities	$45,750	$46,730

NOTE 16 Quarterly Operating Results (Unaudited)

Quarterly operating results for 2020 and 2019 were as follows:

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2020
Total revenues	$698,495	$598,806	$673,962	$642,111
Total expenses	$493,242	$469,405	$515,434	$511,195
Income before income taxes	$205,253	$129,401	$158,528	$130,916
Net income	$152,400	$96,784	$133,979	$97,320
Net income per share:
Basic	$0.54	$0.34	$0.47	$0.34
Diluted	$0.54	$0.34	$0.47	$0.34
2019
Total revenues	$619,280	$575,219	$618,683	$578,989
Total expenses	$470,760	$451,697	$466,845	$476,940
Income before income taxes	$148,520	$123,522	$151,838	$102,049
Net income	$113,896	$92,593	$115,506	$76,519
Net income per share:
Basic	$0.41	$0.33	$0.41	$0.27
Diluted	$0.40	$0.33	$0.41	$0.27

Quarterly financial results are affected by seasonal variations. The timing of insurance policy renewals sold by the Company and acquisitions may cause revenues, expenses, and net income to vary significantly between quarters.

The sum of the quarterly results may not equal year to date or year ended results due to rounding.

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

Brown & Brown conducts all of its operations within the United States of America, except for a wholesale brokerage operation based in London, England, retail operations in Bermuda and the Cayman Islands, and a national programs operation in Canada. These operations earned $35.1 million, $17.7 million and $15.2 million of total revenues for the years ended December 31, 2020, 2019 and 2018, respectively. Long-lived assets held outside of the United States during each of these three years were not material.

The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its segments based upon revenues and income before income taxes. Inter-segment revenues are eliminated.

Summarized financial information concerning the Company’s reportable segments is shown in the following table. The “Other” column includes any income and expenses not allocated to reportable segments and corporate-related items, including the intercompany interest expense charge to the reporting segment. In addition, the total assets balance in “Other” is negative, reflecting the historical accumulation of the purchase price for acquisitions which are funded at the Corporate level, net of a portion returned to Corporate through intercompany interest charges, as well as the historical accumulation of payments for income taxes, dividends, and share repurchases which are paid by Corporate, but not pushed down to the segments.

	Year Ended December 31, 2020
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$1,472,766	$610,640	$352,797	$174,012	$3,160	$2,613,375
Investment income	$163	$756	$184	$—	$1,708	$2,811
Amortization	$67,315	$27,166	$8,481	$5,561	$—	$108,523
Depreciation	$9,071	$8,658	$1,948	$1,424	$5,175	$26,276
Interest expense	$85,968	$20,597	$10,281	$4,142	$(62,015)	$58,973
Income before income taxes	$262,245	$182,892	$93,593	$27,994	$57,375	$624,099
Total assets	$7,093,627	$3,510,983	$1,791,717	$480,440	$(3,910,275)	$8,966,492
Capital expenditures	$13,175	$7,208	$3,324	$1,424	$45,569	$70,700

	Year Ended December 31, 2019
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$1,367,261	$518,384	$310,087	$193,781	$2,658	$2,392,171
Investment income	$149	$1,397	$178	$139	$3,917	$5,780
Amortization	$63,146	$25,482	$11,191	$5,479	$—	$105,298
Depreciation	$7,390	$6,791	$1,674	$1,229	$6,333	$23,417
Interest expense	$87,295	$16,690	$4,756	$4,404	$(49,485)	$63,660
Income before income taxes	$222,875	$143,737	$82,739	$40,337	$36,241	$525,929
Total assets	$6,413,459	$3,110,368	$1,390,250	$481,336	$(3,772,592)	$7,622,821
Capital expenditures	$12,497	$10,365	$6,171	$804	$43,271	$73,108

	Year Ended December 31, 2018
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$1,042,763	$494,463	$287,014	$189,246	$760	$2,014,246
Investment income	$2	$506	$165	$205	$1,868	$2,746
Amortization	$44,386	$25,954	$11,391	$4,813	$—	$86,544
Depreciation	$5,289	$5,486	$1,628	$1,558	$8,873	$22,834
Interest expense	$35,969	$26,181	$5,254	$2,869	$(29,693)	$40,580
Income before income taxes	$217,845	$117,375	$70,171	$34,508	$22,563	$462,462
Total assets	$5,850,045	$2,940,097	$1,283,877	$471,572	$(3,856,923)	$6,688,668
Capital expenditures	$6,858	$12,391	$2,518	$1,525	$18,228	$41,520

NOTE 18 Insurance Company WNFIC

Although the reinsurers are liable to the Company for amounts reinsured, our subsidiary, WNFIC remains primarily liable to its policyholders for the full amount of the policies written whether or not the reinsurers meet their obligations to the Company when they become due. The effects of reinsurance on premiums written and earned at December 31 are as follows:

	2020		2019
(in thousands)	Written	Earned	Written	Earned
Direct premiums	$728,109	$716,515	$697,072	$668,971
Assumed premiums	—	—	—	—
Ceded premiums	728,093	716,499	697,059	668,958
Net premiums	$16	$16	$13	$13

All premiums written by WNFIC under the National Flood Insurance Program are 100.0% ceded to FEMA, for which WNFIC received a 30.1% expense allowance from January 1, 2020 through September 30, 2020 and a 30.0% expense allowance from October 1, 2020 through December 31, 2020. As of December 31, 2020 and 2019, the Company ceded $725.8 million and $694.9 million of written premiums for Federal Flood, respectively.

As of December 31, 2020, the Consolidated Balance Sheets contained Reinsurance recoverable of $43.5 million and Prepaid reinsurance premiums of $377.6 million. As of December 31, 2019, the Consolidated Balance Sheets contained reinsurance recoverable of $58.5 million and prepaid reinsurance premiums of $366.0 million. There was no net activity in the reserve for losses and loss adjustment expense for the years ended December 31, 2020 and 2019, as WNFIC’s direct premiums written were 100.0% ceded to two reinsurers. The balance of the reserve for losses and loss adjustment expense, excluding related reinsurance recoverables was $43.5 million as of December 31, 2020 and $58.5 million as of December 31, 2019.

WNFIC maintains capital in excess of minimum statutory amount of $7.5 million as required by regulatory authorities. The statutory capital and surplus of WNFIC was $32.6 million as of December 31, 2020 and $29.6 million as of December 31, 2019. As of December 31, 2020 and 2019, WNFIC generated statutory net income of $0.8 million and $8.1 million, respectively. The maximum amount of ordinary dividends that WNFIC can pay to shareholders in a rolling 12 month period is limited to the greater of 10.0% of statutory adjusted capital and surplus of 100.0% of adjusted net income. There was no dividend payout in 2019 and 2020 and the maximum dividend payout that may be made in 2021 without prior approval is $3.3 million.

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

During 2018, the Company entered into accelerated share repurchase agreement (“ASR”) with an investment bank to purchase an aggregate $100.0 million of the Company’s common stock. As part of the ASR, the company received an initial share delivery of 2,910,150 shares of the Company’s common stock with a fair market value of approximately $80.0 million in 2018. On May 17, 2019, this agreement was completed with the delivery of 566,599 shares of the Company’s common stock, which in total all shares purchased under this ASR represented an average price of $28.76 per share. In addition to the settlement of the ASR, during 2019, the Company made share repurchases in the open market of 1,087,914 shares at a total cost of $38.7 million, at an average price of $35.55 per share. During 2020, the Company repurchased 1,234,417 shares at an average price of $44.63 for a total cost of $55.1 million under the current share repurchase authorization. At December 31, 2020, the remaining amount authorized by our Board of Directors for share repurchases was approximately $406.2 million. Under the authorized repurchase programs, the Company has repurchased a total of approximately 16.7 million shares for an aggregate cost of approximately $591.3 million between 2014 and 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Brown & Brown, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brown & Brown, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Adoption of New Accounting Standards

As discussed in Note 15 to the consolidated financial statements, the Company changed its method of accounting for leases on January 1, 2019, on a modified retrospective basis due to the adoption of Financial Accounting Standards Board Accounting Standards Codification 842, Leases, and related amendments.

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

In determining fair value of the earn-out obligation, the acquired business’s future performance is estimated using financial projections of future earnings developed by management that are discounted to a present value using a risk-adjusted rate that takes into consideration the likelihood that the forecasted earn-out obligation will be paid. The earn-out obligation balance was $258.9 million as of December 31, 2020 and the potential maximum earn-out obligation was $544.7 million. Of the total earn-out obligation balance, $79.2 million is recorded as accounts payable and $179.7 million is recorded as other non-current liability.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasted future earnings assumptions used in determining the fair value of the earn-out obligation included the following, among others:

•	We tested the effectiveness of controls over management’s earn-out obligation calculation, including those controls over management’s determination of future earnings.
•	We read the asset/stock purchase agreements and associated addenda and agreed the provisions of the contracts to the earn-out obligation models for our testing selections.
•

We read any post acquisition asset/stock purchase agreements and associated addenda modifications for any additional terms to evaluate the completeness and reasonableness of the models utilized to calculate the earn-out obligation for our testing selections.

•

We evaluated the reasonableness of projections of future earnings for the earn-out obligation models by comparing the projections to historical results and assessing management’s key assumptions for our testing selections.

•

We evaluated management’s ability to accurately forecast future earnings by comparing actual results to management’s historical forecast and forecasted growth rates to that of comparable subsidiaries for our testing selections.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants

Tampa, Florida
February 23, 2021

We have served as the Company’s auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Brown & Brown, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Brown & Brown, Inc. (the “Company”) and subsidiaries as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 23, 2021 expressed an unqualified opinion on those financial statements.

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Special Risk Insurance Managers Ltd., Texas All Risk General Agency, Inc. et al, The Colonial Group, Inc. et al, RLA Insurance Intermediaries, LLC, Buiten & Associates, LLC, Amity Insurance Agency, Inc., BrookStone Insurance Group, LLC, VAS GenPar, LLC, J.E. Brown & Associates Insurance Services, Inc., CoverHound, Inc. and CyberPolicy, Inc., South & Western General Agency, Inc., and Berry Insurance Group, Inc. which were acquired in 2020 and whose financial statements constitute approximately (0.22) and 8.44 percent of net and total assets, respectively, 2.3 percent of revenues, and (0.75) percent of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2020. Accordingly, our audit did not include the internal control over financial reporting of these acquired entities.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 23, 2021

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

In conducting Brown & Brown’s evaluation of the effectiveness of its internal control over financial reporting, Brown & Brown has excluded the following acquisitions completed by Brown & Brown during 2020: Special Risk Insurance Managers Ltd., Texas All Risk General Agency, Inc. et al, The Colonial Group, Inc. et al, RLA Insurance Intermediaries, LLC, Buiten & Associates, LLC, Amity Insurance Agency, Inc., BrookStone Insurance Group, LLC, VAS GenPar, LLC, J.E. Brown & Associates Insurance Services, Inc., CoverHound, Inc. and CyberPolicy, Inc., South & Western General Agency, Inc., and Berry Insurance Group, Inc. (collectively the “2020 Excluded Acquisitions”), which were acquired during 2020 and whose financial statements constitute approximately (0.22%) and 8.44% of net and total assets, respectively, 2.3% of revenues, and (0.75%) of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2020. Refer to Note 3 to the Consolidated Financial Statements for further discussion of these acquisitions and their impact on Brown & Brown’s Consolidated Financial Statements.

Based upon Brown & Brown’s evaluation under the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that internal control over financial reporting was effective as of December 31, 2020. Management’s internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Brown & Brown, Inc.

Daytona Beach, Florida

February 23, 2021

/s/ J. Powell Brown	/s/ R. Andrew Watts
J. Powell Brown Chief Executive Officer	R. Andrew Watts Executive Vice President, Chief Financial Officer and Treasurer

ITEM 9. Changes in and Disagreements with Accountants and Financial Disclosure.

There were no changes in or disagreements with accountants on accounting and financial disclosure in 2020.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation (the “Evaluation”) required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of December 31, 2020. Based upon the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. Other Information.

None

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

Set forth below is certain information concerning our executive officers as of February 23, 2021. All officers hold office for one-year terms or until their successors are elected and qualified.

J. Hyatt Brown	Chairman	83
J. Powell Brown	President and Chief Executive Officer	53
P. Barrett Brown	Executive Vice President; President – Retail Segment	48
Stephen M. Boyd	Executive Vice President; President - Wholesale Brokerage Segment	47
Robert W. Lloyd	Executive Vice President; Secretary and General Counsel	56
J. Scott Penny	Executive Vice President; Chief Acquisitions Officer	54
Anthony T. Strianese	Executive Vice President; Chairman - Wholesale Brokerage Segment	59
Chris L. Walker	Executive Vice President; President - National Programs Segment	63
R. Andrew Watts	Executive Vice President; Chief Financial Officer and Treasurer	52

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

P. Barrett Brown. Mr. Brown was appointed as an Executive Vice President and the President of our Retail Segment in January 2020. He previously served as a Senior Vice President from 2014 until January 2020 and as a Regional President in the Retail Segment from September 2015 until January 2020. Mr. Brown joined the Company in 2000 and has served in various roles, including as the profit center leader and an account executive in our Tampa, Florida retail office, as the profit center leader and an account executive in our Orange, California retail office, and as an account executive in our Phoenix, Arizona retail office. He has also overseen certain aspects of  “Brown & Brown University,” a training program offering technical and sales courses for new producers, office leaders, and other groups within the organization. He is the son of our Chairman, J. Hyatt Brown, and brother of our President and Chief Executive Officer, J. Powell Brown.

Stephen M. Boyd. Mr. Boyd was appointed as an Executive Vice President and the President of our Wholesale Brokerage Segment in January 2021. Mr. Boyd became a Senior Vice President of the Company in May 2015 and from October 2019 until January 2021, served as our Senior Vice President of Technology, Innovation, and Digital Strategy. Between July 2013 and October 2019, he served as President and Chief Operating Officer of Arrowhead General Insurance Agency, Inc. (Arrowhead), one of our subsidiaries. Mr. Boyd joined Arrowhead in 1995 and has served in various roles, including as President of Arrowhead’s Commercial Division and Arrowhead’s Chief Information Officer.

Robert W. Lloyd. Mr. Lloyd has served as our General Counsel since 2009 and as Executive Vice President and Corporate Secretary since 2014. He previously served as Vice President from 2006 to 2014, Chief Litigation Officer from 2006 until 2009 and as Assistant General Counsel from 2001 until 2006. Prior to that, he worked as sales manager and marketing manager, respectively, in our Daytona Beach, Florida retail office. While working in a sales role, Mr. Lloyd qualified for the Company’s top producer honors (Tangle B) in 2001. He has also earned his Chartered Property Casualty Underwriter (CPCU) and Certified Insurance Counselor (CIC) designations. Before joining us, Mr. Lloyd practiced law and served as outside counsel to the Company with the law firm of Cobb & Cole, P.A. in Daytona Beach, Florida. Mr. Lloyd is a Rotarian; a member of the Board of Trustees of Daytona State College, Immediate Past Chairman of the Daytona Beach Regional Chamber of Commerce; a member of the Florida Chamber Board of Governors, Secretary and director of the Council on Aging of Volusia County; a member of the National Board of Directors of the University of Florida Foundation; Vice-President of the Dr. Mary McLeod Bethune Statuary Fund Inc.; and a member of the Advisory Board of the Central Florida Council - Boy Scouts of America.

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

Anthony T. Strianese. Mr. Strianese has served as Chairman of our Wholesale Brokerage Segment since January 2021. He served as President of our Wholesale Brokerage Segment from 2014 to January 2021. He served as Regional President from 2012 to 2014 and Regional Executive Vice President from July 2007 to January 2012, and serves as director and as an executive officer for several of our subsidiaries. Mr. Strianese’s responsibilities for our Wholesale Brokerage Segment include oversight of the operations of Peachtree Special Risk Brokers, LLC, Hull & Company, Inc., ECC Insurance Brokers, Inc., MacDuff Underwriters, Inc. and Decus Insurance Brokers Limited, which commenced operations in 2008 in London, England. Additionally, Mr. Strianese is responsible for certain of our public entity operations located in Georgia, Texas and Virginia. Mr. Strianese joined the Company in January 2000 and helped form Peachtree Special Risk Brokers. Prior to joining us, he held leadership positions with The Home Insurance Company and Tri-City Brokers in New York City.

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

R. Andrew Watts. Mr. Watts joined the Company as Executive Vice President and Treasurer in February 2014, and was appointed Chief Financial Officer effective March 4, 2014. Prior to joining the Company, he had served as Global Head of Customer Administration for Thomson Reuters since 2011, and from 2008 to 2011, he acted as Chief Financial Officer for multiple segments within the Financial and Risk Division of Thomson Reuters. Prior to 2001, Mr. Watts was the Chief Financial Officer and Co-founder of Textera, an internet start-up company, and worked as a Senior Manager with PricewaterhouseCoopers for nine years. Mr. Watts earned a Public Accountancy (CPA) license from Illinois and holds a Bachelor of Science degree from Illinois State University. Since June 2018, he has served as a director of New Planet Energy Development, LLC, a privately held green energy company, and since January 2020, he has served on the Board of Trustees of the Museum of Arts & Sciences, Inc., a not-for-profit corporation in Daytona Beach, Florida. He was previously the Chairman of the Board for Surflight Theatre from January 2013 through February 2014 and served on that board from July 2012 until February 2014. He was previously the Chairman of the Board for Make-A-Wish Foundation of New Jersey from 2005 through 2007 and served on that board from 2000 through 2007.

The additional information required by this item regarding directors and executive officers is incorporated herein by reference to our definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Shareholders to be held in 2021 (the “2021 Proxy Statement”) under the headings “Board and Corporate Governance Matters” and “Other Important Information.” We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, and controller. A copy of our Code of Ethics for our Chief Executive Officer and our Senior Financial Officers and a copy of our Code of Business Conduct and Ethics applicable to all employees are posted on our Internet website, at www.bbinsurance.com, and are also available upon written request directed to Corporate Secretary, Brown & Brown, Inc., 300 North Beach Street, Daytona Beach, Florida 32114, or by telephone to (386) 252-9601. Any approved amendments to, or waiver of, any provision of the Code of Business Conduct and Ethics will be posted on our website at the above address.

ITEM 11. Executive Compensation.

The information required by this item is incorporated herein by reference to the 2021 Proxy Statement under the heading “Compensation Matters.”

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2020, with respect to compensation plans under which the Company’s equity securities are authorized for issuance:

	A
Plan Category	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by shareholders:
Brown & Brown, Inc. 2019 Stock Incentive Plan	8,624,668	(2)
Brown & Brown, Inc. 2010 Stock Incentive Plan	—
Brown & Brown, Inc. 1990 Employee Stock Purchase Plan	5,378,467
Brown & Brown, Inc. Performance Stock Plan	—
Total	14,003,135
Equity compensation plans not approved by shareholders	—

(1)

All of the shares available for future issuance under the Brown & Brown, Inc. 2019 Stock Incentive Plan may be issued in connection with options, warrants, rights, restricted stock, or other stock-based awards.

(2)

The payout for 1,414,417 shares of our outstanding performance-based restricted stock grants may be increased up to 200% of the target or decreased to zero, subject to the level of performance attained. The amount reflected in the table is calculated assuming the maximum payout for all restricted stock grants.

The other information required by this item is incorporated herein by reference to the 2021 Proxy Statement under the heading “Security Ownership of Management and Certain Beneficial Owners.”

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the 2021 Proxy Statement under the headings “Director Independence,” “Related Party Transactions Policy” and “Relationships and Transactions with Affiliated Parties.”

ITEM 14. Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to the 2021 Proxy Statement under the heading “Fees Paid to Deloitte & Touche LLP.”

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

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on October 12, 2016).

4.1	Description of the Registrant’s capital stock (incorporated by reference to Exhibit 4.1 to Form 10-K filed February 24, 2020).

4.2

First Supplemental Indenture, dated as of September 18, 2014, between the Registrant and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to Form 8-K filed on September 18, 2014).

4.3	Form of the Registrant’s 4.200% Notes due 2024 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on September 18, 2014).

4.4	Second Supplemental Indenture, dated as of March 11, 2019, between the Registrant and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to Form 8-K filed on March 12, 2019).

4.5	Form of Registrant’s 4.500% Notes due 2029 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on March 12, 2019).

4.6

Third Supplemental Indenture, dated as of September 24, 2020, between Brown & Brown, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to Form 8-K filed September 24, 2020).

4.7	Form of Brown & Brown, Inc.’s 2.375% Notes due 2031 (incorporated by reference to Exhibit 4.3 to Form 8-K filed September 24, 2020).

10.1(a)*	Employment Agreement, dated and effective as of July 1, 2009 between the Registrant and J. Hyatt Brown (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2009).

10.1(b)*

Executive Employment Agreement, effective as of February 17, 2014, between the Registrant and R. Andrew Watts (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2014).

10.1(c)*	Form of Employment Agreement (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2014).

10.1(d)*	Employment Agreement, dated as of January 9, 2012, between the Registrant and Chris L. Walker (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2013).

10.1(e)*	Employment Agreement, dated as of November 16, 2018, between the Registrant and James C. Hays (incorporated by reference to Exhibit 10.1(e) to Form 10-K for the year ended December 31, 2019).

10.2(a)*	Registrant’s Stock Performance Plan (incorporated by reference to Exhibit 4 to Registration Statement No. 333-14925 on Form S-8 filed on October 28, 1996).

10.2(b)*	Registrant’s Stock Performance Plan as amended, effective January 23, 2008 (incorporated by reference to Exhibit 10.6(b) to Form 10-K for the year ended December 31, 2007).

10.2(c)*	Registrant’s Performance Stock Plan as amended, effective July 21, 2009 (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2009).

10.3(a)*	Registrant’s 2010 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 5, 2017).

10.3(b)*	Registrant’s 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 3, 2019).

10.4(a)*	Form of Performance-Based Stock Grant Agreement under 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended December 31, 2010).

10.4(b)*	Form of Performance-Triggered Stock Grant Agreement under 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 8, 2013).

10.4(c)*	Form of Performance Stock Award Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.5(c) to Form 10-K filed on February 28, 2018).

10.4(d)*	Form of Restricted Stock Award Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 23, 2016).

10.4(e)*	Form of Director Stock Grant Agreement (incorporated by reference to Exhibit 10.8(e) to Form 10-K filed for the year ended December 31, 2016).

10.4(f)*	Form of Performance Stock Award Agreement under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 25, 2020).

10.4(g)*	Form of Restricted Stock Award Agreement under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed on February 25, 2020).

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

10.8*

Amendment to the Asset Purchase Agreement, dated July 27, 2020, by and among Brown & Brown, Inc., BBHG, Inc., The Hays Group, Inc., The Hays Group Of Wisconsin LLC, The Hays Benefits Group, LLC, PlanIT, LLC, The Hays Benefits Group of Wisconsin, LLC, The Hays Group of Illinois, LLC and Claims Management of Missouri, LLC (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2020).

10.9

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

101

The following financial statements from the Company’s Annual Report on Form 10-K for the period ended December 31, 2020, formatted in inline XBRL, include: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File for the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted Inline XBRL (included as Exhibit 101).

* Management Contract or Compensatory Plan or Arrangement

** Filed herewith

ITEM 16. Form 10-K Summary.

None

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROWN & BROWN, INC. Registrant
Date: February 23, 2021	By:	/s/ J. Powell Brown
J. Powell Brown
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ J. Powell Brown	Director; President and Chief Executive Officer (Principal Executive Officer)	February 23, 2021
J. Powell Brown

/s/ R. Andrew Watts	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 23, 2021
R. Andrew Watts

*	Chairman of the Board	February 23, 2021
J. Hyatt Brown

*	Director	February 23, 2021
Samuel P. Bell, III

*	Director	February 23, 2021
Hugh M. Brown

*	Director	February 23, 2021
Lawrence L. Gellerstedt

*	Director	February 23, 2021
James C. Hays

*	Director	February 23, 2021
Theodore J. Hoepner

*	Director	February 23, 2021
James S. Hunt

*	Director	February 23, 2021
Toni Jennings

*	Director	February 23, 2021
Timothy R.M. Main

*	Director	February 23, 2021
H. Palmer Proctor, Jr.

*	Director	February 23, 2021
Wendell Reilly

*	Director	February 23, 2021
Chilton D. Varner

*By:	/s/ Robert W. Lloyd
Robert W. Lloyd Attorney-in-Fact