Form 10-Q
period 2021-03-31
BROWN & BROWN, INC.
filed 2021-04-27
CIK 79282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

The number of shares of the Registrant’s common stock, $0.10 par value, outstanding as of April 26, 2021 was 281,848,221.

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
•

Risks associated with the current interest rate environment, and to the extent we use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income;

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

Assumptions as to any of the foregoing, and all statements, are not based upon historical fact, but rather reflect our current expectations concerning future results and events. Forward-looking statements that we make or that are made by others on our behalf are based upon a knowledge of our business and the environment in which we operate, but because of the factors listed above, among others, actual results may differ from those in the forward-looking statements. Consequently, these cautionary statements qualify all of the forward-looking statements we make herein. We cannot assure you that the results or developments anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business or our operations in the way we expect. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. We assume no obligation to update any of the forward-looking statements.

PART I — FINANCIAL INFORMATION

ITEM 1 — Financial Statements (Unaudited)

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the three months ended March 31,
(in thousands, except per share data)	2021	2020
REVENUES
Commissions and fees	$814,037	$696,503
Investment income	250	1,161
Other	989	831
Total revenues	815,276	698,495
EXPENSES
Employee compensation and benefits	429,498	349,624
Other operating expenses	94,363	107,132
(Gain)/loss on disposal	(193)	(260)
Amortization	29,493	26,391
Depreciation	7,456	6,021
Interest	16,342	15,291
Change in estimated acquisition earn-out payables	(890)	(10,957)
Total expenses	576,069	493,242
Income before income taxes	239,207	205,253
Income taxes	39,463	52,853
Net income	$199,744	$152,400
Net income per share:
Basic	$0.71	$0.54
Diluted	$0.70	$0.54
Dividends declared per share	$0.093	$0.085

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended March 31,
(in thousands)	2021	2020
Net income	$199,744	$152,400
Foreign currency translation	(5,253)	—
Unrealized gain on available for sale debt securities, net of tax	263	—
Comprehensive income	$194,754	$152,400

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except per share data)	March 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$678,744	$817,398
Restricted cash	461,980	454,517
Short-term investments	11,926	18,332
Premiums, commissions and fees receivable	1,153,071	1,099,248
Reinsurance recoverable	26,290	43,469
Prepaid reinsurance premiums	345,031	377,615
Other current assets	115,989	147,670
Total current assets	2,793,031	2,958,249
Fixed assets, net	205,766	201,115
Operating lease assets	180,946	186,998
Goodwill	4,473,042	4,395,918
Amortizable intangible assets, net	1,060,364	1,049,660
Investments	31,734	24,971
Other assets	165,910	149,581
Total assets	$8,910,793	$8,966,492
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Premiums payable to insurance companies	$1,147,507	$1,198,529
Losses and loss adjustment reserve	26,290	43,469
Unearned premiums	345,031	377,615
Premium deposits and credits due customers	128,413	102,505
Accounts payable	245,822	190,497
Accrued expenses and other liabilities	277,919	371,737
Current portion of long-term debt	70,000	70,000
Total current liabilities	2,240,982	2,354,352
Long-term debt less unamortized discount and debt issuance costs	2,009,100	2,025,906
Operating lease liabilities	166,997	172,935
Deferred income taxes, net	359,629	344,222
Other liabilities	303,088	314,854
Shareholders’ Equity:
Common stock, par value $0.10 per share; authorized 560,000 shares; issued 300,223 shares and outstanding 281,980 shares at 2021, issued 299,689 shares and outstanding 283,004 shares at 2020	30,022	29,969
Additional paid-in capital	772,866	794,909
Treasury stock, at cost at 18,243 shares at 2021, 16,685 shares at 2020, respectively	(661,358)	(591,338)
Accumulated other comprehensive loss	(4,990)	—
Retained earnings	3,694,457	3,520,683
Total shareholders’ equity	3,830,997	3,754,223
Total liabilities and shareholders’ equity	$8,910,793	$8,966,492

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Common Stock
(in thousands, except per share data)	Shares	Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2020	299,689	$29,969	$794,909	$(591,338)	$—	$3,520,683	$3,754,223
Net income						199,744	199,744
Net unrealized holding (loss) gain on available-for- sale debt securities			(508)		263		(245)
Foreign currency translation					(5,253)	122	(5,131)
Employee stock purchase plans			3,032				3,032
Common stock issued
Stock incentive plans	1,400	140	15,506				15,646
Agency acquisition	107	11	4,881				4,892
Repurchase shares to fund tax withholdings for non-cash stock-based compensation	(973)	(98)	(44,954)				(45,052)
Purchase of treasury stock				(70,020)			(70,020)
Cash dividends paid ($0.093 per share)						(26,092)	(26,092)
Balance at March 31, 2021	300,223	$30,022	$772,866	$(661,358)	$(4,990)	$3,694,457	$3,830,997

Balance at December 31, 2019	297,106	$29,711	$716,049	$(536,243)	$—	$3,140,762	$3,350,279
Net income						152,400	152,400
Net unrealized holding gain on available-for- sale debt securities			194			99	293
Common stock issued for employee stock benefit plans	1,828	182	2,018				2,200
Purchase of treasury stock				(1,429)			(1,429)
Cash dividends paid ($0.085 per share)						(23,902)	(23,902)
Balance at March 31, 2020	298,934	$29,893	$718,261	$(537,672)	$—	$3,269,359	$3,479,841

See accompanying Notes to Condensed Consolidated Financial Statements.

BROWN & BROWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
(in thousands)	2021	2020
Cash flows from operating activities:
Net income	$199,744	$152,400
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	29,493	26,391
Depreciation	7,456	6,021
Non-cash stock-based compensation	18,678	9,047
Change in estimated acquisition earn-out payables	(890)	(10,957)
Deferred income taxes	10,569	(4,974)
Amortization of debt discount and disposal of deferred financing costs	694	512
Amortization (accretion) of discounts and premiums, investment	31	7
Net (gain)/loss on sales of investments, fixed assets and customer accounts	(378)	(196)
Payments on acquisition earn-outs in excess of original estimated payables	(354)	(337)
Effect of foreign exchange rate changes	245	—
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures:
Premiums, commissions and fees receivable (increase) decrease	(22,036)	(53,090)
Reinsurance recoverables (increase) decrease	17,179	24,949
Prepaid reinsurance premiums (increase) decrease	32,584	32,215
Other assets (increase) decrease	25,253	24,623
Premiums payable to insurance companies increase (decrease)	(103,841)	(53,622)
Premium deposits and credits due customers increase (decrease)	25,908	13,149
Losses and loss adjustment reserve increase (decrease)	(17,179)	(24,952)
Unearned premiums increase (decrease)	(32,584)	(32,215)
Accounts payable increase (decrease)	68,874	56,981
Accrued expenses and other liabilities increase (decrease)	(106,994)	(126,786)
Other liabilities increase (decrease)	(27,344)	(5,349)
Net cash provided by operating activities	125,108	33,817
Cash flows from investing activities:
Additions to fixed assets	(11,425)	(16,458)
Payments for businesses acquired, net of cash acquired	(70,429)	(153,291)
Proceeds from sales of fixed assets and customer accounts	182	385
Purchases of investments	(5,098)	(1,513)
Proceeds from sales of investments	4,376	1,668
Net cash used in investing activities	(82,394)	(169,209)
Cash flows from financing activities:
Payments on acquisition earn-outs	(15,121)	(6,477)
Payments on long-term debt	(17,500)	(13,750)
Repurchase shares to fund tax withholdings for non-cash stock-based compensation	(45,052)	(6,847)
Purchase of treasury stock	(70,020)	(1,429)
Cash dividends paid	(26,092)	(23,902)
Net cash used in financing activities	(173,785)	(52,405)
Effect of foreign exchange rate cash changes	(120)	—
Net decrease in cash and cash equivalents inclusive of restricted cash	(131,191)	(187,797)
Cash and cash equivalents inclusive of restricted cash at beginning of period	1,271,915	962,975
Cash and cash equivalents inclusive of restricted cash at end of period	$1,140,724	$775,178

See accompanying Notes to Condensed Consolidated Financial Statements. Refer to Note 10 for the reconciliations of cash and cash equivalents inclusive of restricted cash.

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

NOTE 2 Basis of Financial Reporting

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of recurring accruals) necessary for a fair presentation have been included. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Recently Issued Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The amendments provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. We are currently evaluating our contracts and the available expedients provided by the new standard; however, the Company can assert there is no impact to any carrying value of assets or liabilities aside from our floating-rate debt instruments that are indexed to LIBOR and are carried at amortized cost. Any further impact of adoption will be in determining the new periodic floating interest rate indexed to our floating-rate debt instruments with no impact on the Company’s Condensed Consolidated Balance Sheet upon adoption.

Recently Adopted Accounting Standards

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. The standard removes specific exceptions in the current rules and eliminates the need for an organization to analyze whether the following apply in a given period: (a) exception to the incremental approach for intra-period tax allocation; (b) exceptions to accounting for basis differences when there are ownership changes in foreign investments and (c) exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The standard also is designed to improve financial statement preparers’ application of income tax-related guidance and simplify GAAP for (a) franchise taxes that are partially based on income; (b) transactions with a government that result in a step-up in the tax basis of goodwill; (c) separate financial statements of legal entities that are not subject to tax and (d) enacted changes in tax laws in interim periods. The Company adopted ASU 2019-12 effective January 1, 2021. The impact of adopting this standard was not material to the presentation of the Condensed Consolidated Financial Statements.

NOTE 3 Revenues

The following tables present the revenues disaggregated by revenue source:

	Three months ended March 31, 2021
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other (8)	Total
Base commissions (1)	$357,459	$110,745	$71,344	$—	$7	$539,555
Fees (2)	87,051	34,329	16,062	46,971	(424)	183,989
Incentive commissions (3)	57,347	788	1,150	—	—	59,285
Profit-sharing contingent commissions (4)	15,735	8,316	1,899	—	—	25,950
Guaranteed supplemental commissions (5)	4,615	394	249	—	—	5,258
Investment income (6)	18	152	41	3	36	250
Other (7)	690	169	130	—	—	989
Total Revenues	$522,915	$154,893	$90,875	$46,974	$(381)	$815,276

	Three months ended March 31, 2020
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other (8)	Total
Base commissions (1)	$315,888	$88,582	$55,563	$—	$—	$460,033
Fees (2)	57,483	34,659	15,641	44,452	(322)	151,913
Incentive commissions (3)	52,802	197	3,759	—	1	56,759
Profit-sharing contingent commissions (4)	16,095	5,711	2,136	—	—	23,942
Guaranteed supplemental commissions (5)	4,432	(1,013)	437	—	—	3,856
Investment income (6)	83	263	50	—	765	1,161
Other (7)	706	13	112	—	—	831
Total Revenues	$447,489	$128,412	$77,698	$44,452	$444	$698,495

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

(2)	Fee revenues relate to fees for services other than securing coverage for our customers, fees negotiated in lieu of commissions, and F&I products and services.
(3)	Incentive commissions include additional commissions over base commissions received from insurance carriers based on predetermined production levels mutually agreed upon by both parties.
(4)	Profit-sharing contingent commissions are based primarily on underwriting results, but may also reflect considerations for volume, growth and/or retention.
(5)	Guaranteed supplemental commissions represent guaranteed fixed-base agreements in lieu of profit-sharing contingent commissions.
(6)	Investment income consists primarily of interest on cash and investments.
(7)	Other revenues consist primarily of legal settlements and other miscellaneous income.
(8)	Fees within other reflects the elimination of intercompany revenues.

Contract Assets and Liabilities

The balances of contract assets and contract liabilities arising from contracts with customers as of March 31, 2021 and December 31, 2020 were as follows:

(in thousands)	March 31, 2021	December 31, 2020
Contract assets	$403,203	$308,755
Contract liabilities	$78,392	$80,997

Unbilled receivables (contract assets) arise when the Company recognizes revenue for amounts which have not yet been billed in the Company's systems and are reflected in premiums, commissions and fee receivables in the Company's Condensed Consolidated Balance Sheet. The increase in contract assets over the balance as of December 31, 2020 is due to normal seasonality and growth in our business. A significant portion of our business includes policies that renew in the first quarter, marking the satisfaction of the contractual performance obligation of arranging insurance coverage for our customers and therefore the recognition of revenue, but for which payment is received in installments in one or more subsequent quarters.

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

As of March 31, 2021, deferred revenue consisted of $50.8 million as current portion to be recognized within one year and $27.6 million in long term to be recognized beyond one year. As of December 31, 2020, deferred revenue consisted of $54.0 million as current portion to be recognized within one year and $27.0 million in long-term deferred revenue to be recognized beyond one year.

During the three months ended March 31, 2021, the net amount of revenue recognized related to performance obligations satisfied in a previous period was $13.9 million, consisting of additional variable consideration received on guaranteed supplemental commissions. During the three months ended March 31, 2020, the net amount of revenue recognized related to performance obligations satisfied in a previous period was $9.0 million. This revenue is primarily related to variable consideration and is inclusive of changes due to estimates.

Other Assets and Deferred Cost

Incremental cost to obtain - The Company defers certain costs to obtain customer contracts primarily as they relate to commission-based compensation plans in the Retail Segment, in which the Company pays an incremental amount of compensation on new business. These incremental costs are deferred and amortized over a 15-year period. The cost to obtain balance within the other assets caption in the Company's Condensed Consolidated Balance Sheet was $45.7 million and $42.2 million as of March 31, 2021 and December 31, 2020, respectively. For the three months ended March 31, 2021, the Company deferred $4.3 million of incremental cost to obtain customer contracts. The Company recorded an expense of $0.8 million associated with the incremental cost to obtain customer contracts for the three months ended March 31, 2021.

Cost to fulfill - The Company defers certain costs to fulfill contracts and recognizes these costs as the associated performance obligations are fulfilled. The cost to fulfill balance within the other current assets caption in the Company's Condensed Consolidated Balance Sheet as of March 31, 2021 was $61.9 million, which is inclusive of deferrals from businesses acquired in the current year. The cost to fulfill balance as of December 31, 2020 was $77.8 million. For the three months ended March 31, 2021, the Company had net expense of $18.5 million related to the release of previously deferred contract fulfillment costs associated with performance obligations that were satisfied in the period, net of current year deferrals for costs incurred that related to performance obligations yet to be fulfilled.

NOTE 4 Net Income Per Share

Basic net income per share is computed based on the weighted average number of common shares (excluding participating securities) issued and outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares issued and outstanding plus equivalent shares, assuming the exercise of stock options. The dilutive effect of stock options is computed by application of the treasury-stock method. The following is a reconciliation between basic and diluted weighted average shares outstanding:

	For the three months ended March 31,
(in thousands, except per share data)	2021	2020
Net income	$199,744	$152,400
Net income attributable to unvested awarded performance stock	(4,966)	(5,192)
Net income attributable to common shares	$194,778	$147,208
Weighted average number of common shares outstanding – basic	282,621	282,397
Less unvested awarded performance stock included in weighted average number of common shares outstanding – basic	(7,027)	(9,621)
Weighted average number of common shares outstanding for basic net income per common share	275,594	272,776
Dilutive effect of stock options	1,361	2,085
Weighted average number of shares outstanding – diluted	276,955	274,861
Net income per share:
Basic	$0.71	$0.54
Diluted	$0.70	$0.54

NOTE 5 Business Combinations

During the three months ended March 31, 2021, Brown & Brown acquired all of the share capital of one insurance intermediary and one book of business (customer accounts). Additionally, adjustments were recorded to the purchase price allocation of certain prior acquisitions completed within the last 12 months as permitted by Accounting Standards Codification Topic 805 — Business Combinations (“ASC 805”). Such adjustments are presented in the “Other” category within the following two tables. The recorded purchase price for all acquisitions includes an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of earn-out obligations will be recorded in the Condensed Consolidated Statements of Income when incurred.

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

Based on the acquisition date and the complexity of the underlying valuation work, certain amounts included in the Company’s Condensed Consolidated Financial Statements may be provisional and thus subject to further adjustments within the permitted measurement period, as defined in ASC 805. For the three months ended March 31, 2021, adjustments were made within the permitted measurement period that resulted in a decrease in the aggregate purchase price of the affected acquisitions of $0.6 million relating to the assumption of certain liabilities. These measurement period adjustments have been reflected as current period adjustments in the three months ended March 31, 2021 in accordance with the guidance in ASU 2015-16 “Business Combinations.” The measurement period adjustments primarily impacted goodwill, with no effect on earnings or cash in the current period.

The following table summarizes the purchase price allocations made as of the date of each acquisition for current year acquisitions and adjustments made during the measurement period for prior year acquisitions. Cash paid for two acquisitions was $116.6 million during the three months ended March 31, 2021 During the measurement periods, the Company will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. These adjustments are made in the period in which the amounts are determined, and the current period income effect, if any, of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date.

(in thousands)
Name	Business segment	Effective date of acquisition	Cash paid	Common Stock Issued	Other payable	Recorded earn-out payable	Net assets acquired	Maximum potential earn- out payable
O'Leary Insurances (O'Leary)	Retail	January 1, 2021	$117,408	$4,892	$—	$15,348	$137,648	$30,575
Other (1)	Various	Various	(845)	—	(9)	(360)	(1,214)	—
Total			$116,563	$4,892	$(9)	$14,988	$136,434	$30,575

(1) Amount includes a foreign currency conversion adjustment for an acquisition in 2020.

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired as of the date of each acquisition and adjustments made during the measurement period of the prior year acquisitions.

(in thousands)	O'Leary	Other	Total
Cash	$45,441	$693	$46,134
Other current assets	43,433	2,771	46,204
Fixed assets	546	—	546
Goodwill	84,290	(4,366)	79,924
Purchased customer accounts	40,459	344	40,803
Non-compete agreements	819	24	843
Other assets	42	258	300
Total assets acquired	215,030	(276)	214,754
Other current liabilities	(72,312)	(938)	(73,250)
Deferred income tax, net	(5,057)	—	(5,057)
Other liabilities	(13)	—	(13)
Total liabilities assumed	(77,382)	(938)	(78,320)
Net assets acquired	$137,648	$(1,214)	$136,434

The other column represents current year acquisitions with total net assets acquired of less than $20.0 million and adjustments from prior year acquisitions that were made within the permitted measurement period.

The weighted average useful lives for the acquired amortizable intangible assets are as follows: purchased customer accounts, 15 years; and non-compete agreements, 3 years.

Goodwill of $79.9 million, which is net of any opening balance sheet adjustments within the allowable measurement period, was allocated to the Retail, National Programs, and Wholesale Brokerage in the amounts of $83.3 million, ($1.3) million, and ($2.0) million, respectively. Of the total goodwill of $79.9 million, the amount currently deductible for income tax purposes is $64.9 million and the remaining $15.0 million relates to the recorded earn-out payables and will not be deductible until it is earned and paid.

For the acquisitions completed during 2021, the results of operations since the acquisition dates have been combined with those of the Company. The total revenues from the acquisitions completed through March 31, 2021, included in the Condensed Consolidated Statements of Income for the three months ended March 31, 2021, was $8.7 million. The income before income taxes, including the intercompany cost of capital charge, from the acquisitions completed through March 31, 2021, included in the Condensed Consolidated Statements of Income for the three months ended March 31, 2021, was $0.4 million. If the acquisitions had occurred as of the beginning of the respective periods, the Company’s estimated results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

(UNAUDITED)	Three months ended March 31,
(in thousands, except per share data)	2021	2020
Total revenues	$815,305	$706,714
Income before income taxes	$239,217	$206,723
Net income	$199,752	$153,491
Net income per share:
Basic	$0.71	$0.54
Diluted	$0.70	$0.54
Weighted average number of shares outstanding:
Basic	275,594	272,776
Diluted	276,955	274,861

As of March 31, 2021 and 2020, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820- Fair Value Measurement. The resulting additions, payments, and net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the three months ended March 31, 2021 and 2020, were as follows:

	Three months ended March 31,
(in thousands)	2021	2020
Balance as of the beginning of the period	$258,943	$161,513
Additions to estimated acquisition earn-out payables	14,988	13,978
Payments for estimated acquisition earn-out payables	(15,475)	(6,814)
Subtotal	258,456	168,677
Net change in earnings from estimated acquisition earn-out payables:
Change in fair value on estimated acquisition earn-out payables	(2,713)	(12,641)
Interest expense accretion	1,823	1,684
Net change in earnings from estimated acquisition earn-out payables	(890)	(10,957)
Balance as of March 31,	$257,566	$157,720

Of the $257.6 million estimated acquisition earn-out payables as of March 31, 2021, $103.3 million was recorded as accounts payable and $154.3 million was recorded as other non-current liabilities. As of March 31, 2021, the maximum future acquisition contingency payments related to all acquisitions was $558.5 million, inclusive of the $257.6 million estimated acquisition earn-out payables as of March 31, 2021. Included within the additions to estimated acquisition earn-out payables are any adjustments to opening balance sheet items within the allowable measurement period, which may therefore differ from previously reported amounts. During the three months ended March 31, 2020, the Company recorded a decrease in the estimated acquisition earn-out payables for acquisitions completed in the last three years partially as a result of the potential for lower future financial performance associated with COVID-19.

On July 27, 2020, the Company, The Hays Group, Inc., and certain of their affiliates entered into an amendment to the asset purchase agreement, dated as of October 22, 2018.  Pursuant to the amendment, the parties agreed, among other things, that (i) based on the financial performance of the acquired business from the period from January 1, 2019 through June 30, 2020, the acquired business achieved sufficient average annual EBITDA that the calculated earn-out payments will exceed the maximum earn-out payments amount of $25.0 million, (ii) the maximum earn-out payments of $25.0 million were deemed to have been achieved as of the date of the amendment, and (iii) the earn-out payments of $25.0 million will be paid in accordance with the asset purchase agreement in the first quarter of calendar year 2022.  The amendment will not have an any impact on the Company’s financial statements, as the estimated acquisition earn-out payable as of June 30, 2020 had already been recorded at the present value of the maximum amount of $25.0 million.

NOTE 6 Goodwill

Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The Company completed its most recent annual assessment as of November 30, 2020 and identified no impairment as a result of the evaluation.

The changes in the carrying value of goodwill by reportable segment for the three months ended March 31, 2021 are as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Total
Balance as of December 31, 2020	$2,650,470	$1,091,122	$483,057	$171,269	$4,395,918
Goodwill of acquired businesses	83,301	(1,337)	(2,040)	—	79,924
Goodwill disposed of relating to sales of businesses	—	—	—	—	—
Foreign currency translation adjustments during the year	(3,469)	669	—	—	(2,800)
Balance as of March 31, 2021	$2,730,302	$1,090,454	$481,017	$171,269	$4,473,042

NOTE 7 Amortizable Intangible Assets

Amortizable intangible assets at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021				December 31, 2020
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average life (years) (1)	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average life (years) (1)
Purchased customer accounts	$2,205,764	$(1,148,875)	$1,056,889	15.0	$2,164,968	$(1,118,316)	$1,046,652	15.0
Non-compete agreements	35,912	(32,437)	3,475	4.4	35,093	(32,085)	3,008	4.6
Total	$2,241,676	$(1,181,312)	$1,060,364		$2,200,061	$(1,150,401)	$1,049,660

(1)	Weighted average life calculated as of the date of acquisition.

Amortization expense for amortizable intangible assets for the years ending December 31, 2021, 2022, 2023, 2024 and 2025 is estimated to be $116.9 million, $112.4 million, $105.4 million, $101.5 million, and $99.1 million, respectively.

NOTE 8 Long-Term Debt

Long-term debt at March 31, 2021 and December 31, 2020 consisted of the following:

(in thousands)	March 31, 2021	December 31, 2020
Current portion of long-term debt:
Current portion of 5-year term loan facility expires 2022	$40,000	$40,000
Current portion of 5-year term loan facility expires 2023	30,000	30,000
Total current portion of long-term debt	70,000	70,000
Long-term debt:
Note agreements:
4.200% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2024	$499,455	$499,416
4.500% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2029	349,555	349,540
2.375% senior notes, semi-annual interest payments, net of the unamortized discount, balloon due 2031	699,270	699,252
Total notes	1,548,280	1,548,208
Credit agreements:
5-year term-loan facility, periodic interest and principal payments, LIBOR plus up to 1.750%, expires June 28, 2022	240,000	250,000
5-year revolving-loan facility, periodic interest payments, LIBOR plus up to 1.500%, plus commitment fees up to 0.250%, expires June 28, 2022	—	—
5-year term-loan facility, periodic interest and principal payments, LIBOR plus up to 1.750%, expires December 21, 2023	232,500	240,000
Total credit agreements	472,500	490,000
Debt issuance costs (contra)	(11,680)	(12,302)
Total long-term debt less unamortized discount and debt issuance costs	2,009,100	2,025,906
Current portion of long-term debt	70,000	70,000
Total debt	$2,079,100	$2,095,906

On June 28, 2017, the Company entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) with the lenders named therein, JPMorgan Chase Bank, N.A. as administrative agent and certain other banks as co-syndication agents and co-documentation agents. The Amended and Restated Credit Agreement amended and restated the credit agreement dated April 17, 2014, among such parties (the “Original Credit Agreement”). The Amended and Restated Credit Agreement extends the applicable maturity date of the existing revolving credit facility (the “Revolving Credit Facility”) of $800.0 million to June 28, 2022 and re-evidences unsecured term loans at $400.0 million while also extending the applicable maturity date to June 28, 2022. The quarterly term loan principal amortization schedule was reset. At the time of the execution of the Amended and Restated Credit Agreement, $67.5 million of principal from the original unsecured term loans was repaid using operating cash balances, and the Company added an additional $2.8 million in debt issuance costs related to the Revolving Credit Facility to the Condensed Consolidated Balance Sheet. The Company also expensed to the Condensed Consolidated Statement of Income $0.2 million of debt issuance costs related to the Original Credit Agreement due to certain lenders exiting prior to execution of the Amended and Restated Credit Agreement. The Company also carried forward $1.6 million on the Condensed Consolidated Balance Sheet the remaining unamortized portion of the Original Credit Agreement debt issuance costs, which will be amortized over the term of the Amended and Restated Credit Agreement. As of March 31, 2021, there was an outstanding debt balance issued under the term loan of the Amended and Restated Credit Agreement of $280.0 million and no borrowings outstanding against the Revolving Credit Facility. As of December 31, 2020, there was an outstanding debt balance issued under the term loan of the Amended and Restated Credit Agreement of $290.0 million with no borrowings outstanding against the Revolving Credit Facility.

On September 18, 2014, the Company issued $500.0 million of 4.200% unsecured Senior Notes due in 2024. The Senior Notes were given investment grade ratings of BBB-/Baa3 with a stable outlook. The notes are subject to certain covenant restrictions and regulations which are customary for credit rated obligations. At the time of funding, the proceeds were offered at a discount of the original note amount which also excluded an underwriting fee discount. The net proceeds received from the issuance were used to repay the outstanding balance of $475.0 million on the Revolving Credit Facility and for other general corporate purposes. As of March 31, 2021 and December 31, 2020, there was an outstanding debt balance of $500.0 million exclusive of the associated discount balance.

On December 21, 2018, the Company entered into a term loan credit agreement (the “Term Loan Credit Agreement”) with the lenders named therein, Wells Fargo Bank, National Association, as administrative agent, and certain other banks as co-syndication agents and as joint lead arrangers and joint bookrunners. The Term Loan Credit Agreement provides for an unsecured term loan in the initial amount of $300.0 million, which may, subject to lenders’ discretion, potentially be increased up to an aggregate amount of $450.0 million (the “Term Loan”). The Term Loan is repayable over the five-year term from the effective date of the Term Loan Credit Agreement, which was December 21, 2018. Based on the Company’s net debt leverage ratio or a non-credit enhanced senior unsecured long-term debt rating as determined by Moody’s Investor Service and Standard & Poor’s Rating Service, the rates of interest charged on the term loan are 1.00% to 1.75%, above the adjusted 1-Month LIBOR rate. On December 21, 2018, the Company borrowed $300.0 million under the Term Loan Credit Agreement and used $250.0 million of the proceeds to reduce indebtedness under the Revolving Credit Facility. As of March 31, 2021, there was an outstanding debt balance issued under the Term Loan of $262.5 million. As of December 31, 2020, there was an outstanding debt balance issued under the Term Loan of $270.0 million.

On March 11, 2019, the Company completed the issuance of $350.0 million aggregate principal amount of the Company's 4.500% Senior Notes due 2029. The Senior Notes were given investment grade ratings of BBB-/Baa3 with a stable outlook. The notes are subject to certain covenant restrictions, which are customary for credit rated obligations. At the time of funding, the proceeds were offered at a discount of the original note amount, which also excluded an underwriting fee discount. The net proceeds received from the issuance were used to repay a portion of the outstanding balance of $350.0 million on the Revolving Credit Facility, utilized in connection with the financing related to the Hays Companies acquisition and for other general corporate purposes. As of March 31, 2021 and December 31, 2020, there was an outstanding debt balance of $350.0 million exclusive of the associated discount balance.

On September 24, 2020, the Company completed the issuance of $700.0 million aggregate principal amount of the Company's 2.375% Senior Notes due 2031. The Senior Notes were given investment grade ratings of BBB- stable outlook and Baa3 positive outlook. The notes are subject to certain covenant restrictions, which are customary for credit rated obligations. At the time of funding, the proceeds were offered at a discount of the original note amount, which also excluded an underwriting fee discount. The net proceeds received from the issuance were used to repay a portion of the outstanding balance of $200.0 million on the Revolving Credit Facility, utilized in connection with the financing related to the acquisitions of LP Insurance Services, LLP and CKP Insurance, LLC and for other general corporate purposes. As of March 31, 2021 and December 31, 2020 there was an outstanding debt balance of $700.0 million exclusive of the associated discount balance.

The Amended and Restated Credit Agreement and Term Loan Credit Agreement require the Company to maintain certain financial ratios and comply with certain other covenants. The Company was in compliance with all such covenants as of March 31, 2021 and December 31, 2020.

The 30-day Adjusted LIBOR Rate for the term loan of the Amended and Restated Credit Agreement and Term Loan Credit Agreement as of March 31, 2021 were each 0.125%.

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

The initial right-of-use asset is measured at cost, which is primarily composed of the initial lease liability, plus any initial direct costs incurred, less any lease incentives received. The initial lease liability is measured at the present value of the minimum lease payments through the term of the lease. Minimum lease payments are discounted to present value using the incremental borrowing rate at the lease commencement date, which approximates the rate of interest the Company expects to pay on a secured borrowing in an amount equal to the lease payments for the underlying asset under similar terms and economic conditions. The Company has elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a total term of 12 months or less. The effect of short-term leases on the Company's right-of-use asset and lease liability would not be significant.

The balances and classification of operating lease right-of-use assets and operating lease liabilities within the Condensed Consolidated Balance Sheet is as follows:

(in thousands)		March 31, 2021	December 31, 2020
Balance Sheet
Assets:
Operating lease right-of-use assets	Operating lease assets	$180,946	$186,998
Total assets		180,946	186,998
Liabilities:
Current operating lease liabilities	Accrued expenses and other liabilities	43,676	43,542
Non-current operating lease liabilities	Operating lease liabilities	166,997	172,935
Total liabilities		$210,673	$216,477

As of March 31, 2021, the Company has entered into future lease agreements expected to commence later in 2021 consisting of undiscounted lease liabilities of $5.3 million.

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

The components of lease cost for operating leases for the three months ended March 31, 2021 and 2020 were:

	For the three months ended March 31,
(in thousands)	2021	2020
Operating leases:
Lease cost	$13,259	$12,968
Variable lease cost	1,004	845
Short-term lease cost	189	128
Operating lease cost	$14,452	$13,941
Sublease income	(351)	(268)
Total lease cost net	$14,101	$13,673

The weighted average remaining lease term and the weighted average discount rate for operating leases as of March 31, 2021 were:

Weighted-average remaining lease term	5.84
Weighted-average discount rate	3.26

Maturities of the operating lease liabilities by fiscal year at March 31, 2021 for the Company's operating leases are as follows:

(in thousands)	Operating leases
2021 (Remainder)	$37,001
2022	47,493
2023	40,274
2024	31,850
2025	23,683
Thereafter	50,488
Total undiscounted lease payments	230,789
Less: Imputed interest	20,116
Present value of lease payments	$210,673

Supplemental cash flow information for operating leases for the three months ended March 31, 2021 and 2020:

	For the three months ended March 31,
(in thousands)	2021	2020
Cash paid against amounts included in measurement of liabilities
Operating cash flows from operating leases	$13,819	$13,001
Right-of-use assets obtained in exchange for new operating liabilities	$5,232	$19,158

NOTE 10 Supplemental Disclosures of Cash Flow Information and Non-Cash Financing and Investing Activities

Throughout 2020, the Company deferred $31.1  million in employer-only payroll tax payments as allowed under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was signed into law on March 27, 2020.  During the first quarter of 2021, there were no additional deferrals under the CARES Act.  The cumulative deferred employer payroll taxes as of December 31, 2020 will be paid in two equal installments by December 31, 2021 and 2022, respectively, as permitted under the CARES Act.

Brown & Brown's cash paid during the period for interest and income taxes are summarized as follows:

	Three months ended March 31,
(in thousands)	2021	2020
Cash paid during the period for:
Interest	$28,582	$24,028
Income taxes, net of refunds	$4,225	$4,296

Brown & Brown’s significant non-cash investing and financing activities are summarized as follows:

	Three months ended March 31,
(in thousands)	2021	2020
Other payable issued for purchased customer accounts	$(9)	$1,547
Estimated acquisition earn-out payables and related charges	$14,988	$13,978
Common stock issued for agency acquisition	$4,892	$—
Notes payable issued or assumed for purchased customer accounts	$(1,355)	$—

The Company's restricted cash balance is composed of funds held in separate premium trust accounts as required by state law or, in some cases, by agreement with carrier partners. The following is a reconciliation of cash and cash equivalents inclusive of restricted cash as of March 31, 2021 and 2020.

	Balance as of March 31,
(in thousands)	2021	2020
Table to reconcile cash and cash equivalents inclusive of restricted cash
Cash and cash equivalents	$678,744	$385,788
Restricted cash	461,980	389,390
Total cash and cash equivalents inclusive of restricted cash at the end of the period	$1,140,724	$775,178

NOTE 11 Legal and Regulatory Proceedings

The Company is involved in numerous pending or threatened proceedings by or against Brown & Brown, Inc. or one or more of its subsidiaries that arise in the ordinary course of business. The damages that may be claimed against the Company in these proceedings are in some cases substantial, including in certain instances claims for punitive or extraordinary damages. Some of these claims and lawsuits have been resolved; others are in the process of being resolved and others are still in the investigation or discovery phase. The Company will continue to respond appropriately to these claims and lawsuits and to vigorously protect its interests.

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

Brown & Brown conducts most of its operations within the United States of America. International operations include, Retail operations in Bermuda, the Cayman Islands and Ireland, a National Programs operation in Canada, and a Wholesale Brokerage operation based in London, England. These operations earned $17.5 million and $3.9 million of total revenues for the three months ended March 31, 2021 and 2020, respectively. Tangible long-lived assets held outside of the United States as of March 31, 2021 and 2020 were not material.

The accounting policies of the reportable segments are the same as those described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Intersegment revenues are eliminated.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables. The “Other” column includes any revenue and expenses not allocated to reportable segments, corporate-related items, including the intercompany interest expense charge to the reporting segment.

	Three months ended March 31, 2021
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$522,915	$154,893	$90,875	$46,974	$(381)	$815,276
Investment income	$18	$152	$41	$3	$36	$250
Amortization	$18,833	$6,875	$2,397	$1,388	$—	$29,493
Depreciation	$2,758	$2,147	$644	$381	$1,526	$7,456
Interest expense	$22,621	$4,128	$4,253	$821	$(15,481)	$16,342
Income before income taxes	$151,223	$41,148	$18,782	$9,257	$18,797	$239,207
Total assets	$7,210,499	$3,398,682	$1,787,033	$483,920	$(3,969,341)	$8,910,793
Capital expenditures	$2,316	$3,001	$489	$157	$5,462	$11,425

	Three months ended March 31, 2020
(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Total revenues	$447,489	$128,412	$77,698	$44,452	$444	$698,495
Investment income	$83	$263	$50	$—	$765	$1,161
Amortization	$16,287	$6,365	$2,349	$1,390	$—	$26,391
Depreciation	$2,036	$1,905	$431	$351	$1,298	$6,021
Interest expense	$21,798	$4,682	$1,711	$1,091	$(13,991)	$15,291
Income before income taxes	$128,662	$29,645	$17,686	$10,080	$19,180	$205,253
Total assets	$6,375,532	$3,054,411	$1,514,243	$475,168	$(3,837,009)	$7,582,345
Capital expenditures	$2,499	$1,513	$1,227	$267	$10,952	$16,458

NOTE 13 Investments

At March 31, 2021, the Company’s amortized cost and fair values of fixed maturity securities are summarized as follows:

(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities, obligations of U.S. Government agencies and municipalities	$28,917	$338	$(183)	$29,072
Corporate debt	8,841	221	(17)	9,045
Total	$37,758	$559	$(200)	$38,117

At March 31, 2021, the Company held $29.1 million in fixed income securities composed of U.S. Treasury securities, securities issued by U.S. Government agencies and municipalities, and $9.0 million issued by corporations with investment grade ratings. Of that total, $6.4 million is classified as short-term investments on the Condensed Consolidated Balance Sheet as maturities are less than one year. Additionally, the Company holds $5.5 million in short-term investments, which are related to time deposits held with various financial institutions.

For securities in a loss position, the following table shows the investments’ gross unrealized loss and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2021:

	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Treasury securities, obligations of U.S. Government agencies and municipalities	$11,864	$(184)	$—	$—	$11,864	$(184)
Corporate debt	2,909	(17)	—	—	2,909	(17)
Total	$14,773	$(201)	$—	$—	$14,773	$(201)

At March 31, 2021, the Company had 15 securities in an unrealized loss position. The unrealized losses for the period ended March 31, 2021 were caused by interest rate increases. The corporate securities are highly rated securities with no indicators of potential impairment. Based on the ability and intent of the Company to hold these investments until recovery of fair value, which may be maturity, the bonds were not considered to be other-than-temporarily impaired at March 31, 2021.

At December 31, 2020, the Company’s amortized cost and fair values of fixed maturity securities are summarized as follows:

(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities, obligations of U.S. Government agencies and municipalities	$28,372	$464	$(5)	$28,831
Corporate debt	7,190	239	(6)	7,423
Total	$35,562	$703	$(11)	$36,254

At December 31, 2020, the Company held $28.8 million in fixed income securities composed of U.S. Treasury securities, securities issued by U.S. Government agencies and municipalities, and $7.4 million issued by corporations with investment grade ratings. Of that total, $11.3 million is classified as short-term investments on the Condensed Consolidated Balance Sheet as maturities are less than one year, which also includes $7.0 million that is related to time deposits held with various financial institutions.

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

The amortized cost and estimated fair value of the fixed maturity securities at March 31, 2021 by contractual maturity are set forth below:

(in thousands)	Amortized cost	Fair value
Years to maturity:
Due in one year or less	$6,348	$6,383
Due after one year through five years	30,410	30,771
Due after five years	1,000	963
Total	$37,758	$38,117

The amortized cost and estimated fair value of the fixed maturity securities at December 31, 2020 by contractual maturity are set forth below:

(in thousands)	Amortized cost	Fair value
Years to maturity:
Due in one year or less	$11,214	$11,283
Due after one year through five years	23,348	23,976
Due after five years	1,000	995
Total	$35,562	$36,254

The expected maturities in the foregoing table may differ from the contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalty.

Proceeds from the sales and maturity of the Company’s investment in fixed maturity securities were $2.9 million. This along with maturing time deposits yielded total cash proceeds from the sale of investments of $4.4 million in the period of January 1, 2021 to March 31, 2021. These proceeds were principally used to purchase additional $5.1 million of fixed maturity securities and time deposits. The gains and losses realized on the sale of securities for the period from January 1, 2021 to March 31, 2021 were insignificant.

Realized gains and losses are reported on the Condensed Consolidated Statements of Income, with the cost of securities sold determined on a specific identification basis.

At March 31, 2021, investments with a fair value of approximately $4.2 million were on deposit with state insurance departments to satisfy regulatory requirements.

NOTE 14 Insurance Company WNFIC

Although the reinsurers are liable to the Company for amounts reinsured, our subsidiary, Wright National Flood Insurance Company (“WNFIC”) remains primarily liable to its policyholders for the full amount of the policies written whether or not the reinsurers meet their obligations to the Company when they become due. The effects of reinsurance on premiums written and earned are as follows:

	For the three months ended March 31, 2021
(in thousands)	Written	Earned
Direct premiums	$145,480	$178,064
Ceded premiums	(145,477)	(178,061)
Net premiums	$3	$3

All premiums written by WNFIC under the National Flood Insurance Program (“NFIP”) are 100% ceded to the Federal Emergency Management Agency, or FEMA, for which WNFIC received a 30.0% expense allowance from January 1, 2021 through March 31, 2021. For the period from January 1, 2021 through March 31, 2021, the Company ceded $145.0 million of written premiums to FEMA, with $0.5 million ceded to highly rated carriers for excess flood policies which are not within the NFIP.

As of March 31, 2021 the Condensed Consolidated Balance Sheet contained reinsurance recoverable of $26.3 million and prepaid reinsurance premiums of $345.0 million. There was no change in the net balance in the reserve for losses and loss adjustment expense during the period January 1, 2021 through March 31, 2021, as WNFIC’s direct premiums written were 100% to two reinsurers. The balance of the reserve for losses and loss adjustment expense, excluding related reinsurance recoverable, as of March 31, 2021 was $26.3 million.

WNFIC maintains capital in excess of the minimum statutory amount of $7.5 million as required by regulatory authorities. The unaudited statutory capital and surplus of WNFIC was $33.0 million at March 31, 2021 and $32.6 million as of December 31, 2020. For the period from January 1, 2021 through March 31, 2021, WNFIC generated statutory net income of $0.0 million. For the period from January 1, 2020 through December 31, 2020, WNFIC generated statutory net income of $0.8 million. The maximum amount of ordinary dividends that WNFIC can pay to shareholders in a rolling 12-month period is limited to the greater of 10% of statutory adjusted capital and surplus or 100% of adjusted net income. There was no dividend payout in 2020 and the maximum dividend payout that may be made in 2021 without prior approval is $3.3 million.

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

From January 1, 2021 to March 31, 2021, the Company completed share repurchases in the open market of 1,557,815 shares at a total cost of $70.0 million, at an average price of $44.95 per share. After completing these open market share repurchases, the Company has outstanding approval to purchase up to approximately $336.2 million, in the aggregate, of the Company's outstanding common stock.

During the first quarter, the Company issued 106,586 shares at a total value of $4.9 million associated with business combinations.

ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion updates the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and the two discussions should be read together.

GENERAL

Impact of COVID-19

Although the impact of the coronavirus pandemic (“COVID-19”) on our business lessened in the first quarter of 2021, COVID-19 remains dynamic with uncertainty around its duration and broader impact. We continue to monitor and assess the situation and will further adapt our business practices over the coming quarters to best serve our customers and protect our employees. While there is optimism around the reopening of the economy and the availability of vaccines, we continue to assess the situation given the risks associated with variant strains of COVID-19, the timing of the level of vaccination needed in order to obtain herd immunity and what additional federal stimulus maybe required.

Company Overview — First Quarter of 2021

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

The term “Organic Revenue,” a non-GAAP measure, is our core commissions and fees less: (i) the core commissions and fees earned for the first 12 months by newly-acquired operations; (ii) divested business (core commissions and fees generated from offices, books of business or niches sold or terminated during the comparable period); and (iii) the period-over-period impact of foreign currency translation, which is calculated by applying current year foreign exchange rates to the same period in the prior year. The term “core commissions and fees” excludes profit-sharing contingent commissions and guaranteed supplemental commissions, and therefore represents the revenues earned directly from specific insurance policies sold, and specific fee-based services rendered. “Organic Revenue” is reported in this manner in order to express the current year’s core commissions and fees on a comparable basis with the prior year’s core commissions and fees. The resulting net change reflects the aggregate changes attributable to: (i) net new and lost accounts; (ii) net changes in our customers’ exposure units; (iii) net changes in insurance premium rates or the commission rate paid to us by our carrier partners; and (iv) the net change in fees paid to us by our customers. Organic Revenue is reported in “Results of Operations” and in “Results of Operations - Segment Information” of this Quarterly Report on Form 10-Q.

We also earn profit-sharing contingent commissions, which are commissions based primarily on underwriting results, but which may also reflect considerations for volume, growth and/or retention. These commissions are included in our commissions and fees in the Condensed Consolidated Statements of Income, are accrued throughout the year based on actual premiums written and are primarily received in the first and second quarters of each subsequent year, based upon the aforementioned considerations for the prior year(s). Over the last three years, profit-sharing contingent commissions have averaged approximately 3.0% of commissions and fees revenue.

Certain insurance companies offer guaranteed fixed-base agreements, referred to as “Guaranteed Supplemental Commissions” (“GSCs”) in lieu of profit-sharing contingent commissions. GSCs are accrued throughout the year based on actual premiums written. Over the last three years, GSCs have averaged less than 1.0% of commissions and fees revenue.

Combined, our profit-sharing contingent commissions and GSCs for the three months ended March 31, 2021 increased $3.4 million compared to the first quarter of 2020.

Fee revenues primarily relate to services other than securing coverage for our customers, as well as fees negotiated in lieu of commissions, and are recognized as performance obligations are satisfied. Fee revenues have historically been generated primarily by: (1) our Services Segment, which provides insurance-related services, including third-party claims administration and comprehensive medical utilization management services in both the workers’ compensation and all-lines liability arenas, as well as Medicare Set-aside services, Social Security disability and Medicare benefits advocacy services, and claims adjusting services; (2) our National Programs and Wholesale Brokerage Segments, which earn fees primarily for the issuance of insurance policies on behalf of insurance companies; and to a lesser extent (3) our Retail Segment in our large-account customer base, where we primarily earn fees for securing insurance for our customers, and in our automobile dealer services (“F&I”) businesses where we primarily earn fees for assisting our customers with creating and selling warranty and service risk management programs. Fee revenues, as a percentage of our total commissions and fees, represented 26.1% and 27.1% for the years ended 2020 and 2019 respectively.

For the three months ended March 31, 2021, our total commissions and fees growth rate was 16.9%, and our consolidated Organic Revenue growth rate was 9.8%.

Historically, investment income has consisted primarily of interest earnings on operating cash and where permitted, on premiums and advance premiums collected and held in a fiduciary capacity before being remitted to insurance companies. Our policy as it relates to the Company’s capital is to invest available funds in high-quality, short-term fixed income investment securities. Investment income also includes gains and losses realized from the sale of investments. Other income primarily reflects legal settlements and other revenues.

Income before income taxes for the three months ended March 31, 2021 increased from the first quarter of 2020 by $34.1 million, primarily as a result of net new business, acquisitions completed in the past 12 months, and management of our expense base, with the growth partially offset by the increase in the expense associated with the change in estimated acquisition earn-out payables of $10.1 million as compared to the same period of the prior year.

Information Regarding Non-GAAP Measures

In the discussion and analysis of our results of operations, in addition to reporting financial results in accordance with generally accepted accounting principles (“GAAP”), we provide references to the following non-GAAP financial measures as defined in Regulation G of SEC rules: Organic Revenue, Organic Revenue growth, EBITDAC and EBITDAC Margin. EBITDAC is defined as income before interest, income taxes, depreciation, amortization and the change in estimated acquisition earn-out payables. EBITDAC Margin is defined as EBITDAC divided by total revenues. We view these non-GAAP financial measures as important indicators when assessing and evaluating our performance on a consolidated basis and for each of our segments because they allow us to determine a more comparable, but non-GAAP, measurement of revenue growth and operating performance that is associated with the revenue sources that were a part of our business in both the current and prior year. We believe that Organic Revenue provides a meaningful representation of our operating performance and view Organic Revenue growth as an important indicator when assessing and evaluating the performance of our four segments. Organic Revenue can be expressed as a dollar amount or a percentage rate when describing Organic Revenue growth. We use Organic Revenue growth in determining incentive cash compensation and as a performance measure in our equity incentive grants for our executive officers and other key employees. We use EBITDAC Margin for incentive cash compensation determinations for our executive officers. We view EBITDAC and EBITDAC Margin as important indicators of operating performance, because they allow us to determine more comparable, but non-GAAP, measurements of our operating margins in a meaningful and consistent manner by removing the significant non-cash items of depreciation, amortization and the change in estimated acquisition earn-out payables, and also interest expense and taxes, which are reflective of investment and financing activities, not operating performance.

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

Acquisitions

Part of our continuing business strategy is to attract high-quality insurance intermediaries to join our operations. From 1993 through the first quarter of 2021, we acquired 563 insurance intermediary operations.

Critical Accounting Policies

We have had no changes to our Critical Accounting Policies as described in our most recent Form 10-K for the year ended December 31, 2020. We believe that of our significant accounting and reporting policies, the more critical policies include our accounting for revenue recognition, business combinations and purchase price allocations including potential earn-out obligations, intangible asset impairments, non-cash stock-based compensation and reserves for litigation. In particular, the accounting for these areas requires significant use of judgment to be made by management. Different assumptions in the application of these policies could result in material changes in our consolidated financial position or consolidated results of operations. Refer to Note 1 in the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2020 for details regarding our critical and significant accounting policies.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

The following discussion and analysis regarding results of operations and liquidity and capital resources should be considered in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes.

Financial information relating to our condensed consolidated financial results for the three months ended March 31, 2021 and 2020 is as follows:

	Three months ended March 31,
(in thousands, except percentages)	2021	2020	% Change
REVENUES
Core commissions and fees	$782,829	$668,705	17.1%
Profit-sharing contingent commissions	25,950	23,942	8.4%
Guaranteed supplemental commissions	5,258	3,856	36.4%
Investment income	250	1,161	(78.5)%
Other	989	831	19.0%
Total revenues	815,276	698,495	16.7%
EXPENSES
Employee compensation and benefits	429,498	349,624	22.8%
Other operating expenses	94,363	107,132	(11.9)%
(Gain)/loss on disposal	(193)	(260)	(25.8)%
Amortization	29,493	26,391	11.8%
Depreciation	7,456	6,021	23.8%
Interest	16,342	15,291	6.9%
Change in estimated acquisition earn-out payables	(890)	(10,957)	(91.9)%
Total expenses	576,069	493,242	16.8%
Income before income taxes	239,207	205,253	16.5%
Income taxes	39,463	52,853	(25.3)%
NET INCOME	$199,744	$152,400	31.1%
Income Before Income Taxes Margin (1)	29.3%	29.4%
EBITDAC (2)	$291,608	$241,999	20.5%
EBITDAC Margin (2)	35.8%	34.6%
Organic Revenue growth rate (2)	9.8%	5.6%
Employee compensation and benefits relative to total revenues	52.7%	50.1%
Other operating expenses relative to total revenues	11.6%	15.3%
Capital expenditures	$11,425	$16,458	(30.6)%
Total assets at March 31,	$8,910,793	$7,582,345

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

Commissions and Fees

Commissions and fees, including profit-sharing contingent commissions and GSCs, for the three months ended March 31, 2021 increased $117.5 million to $814.0 million, or 16.9%, over the same period in 2020. Core commissions and fees revenue for the first quarter of 2021 increased $114.1 million, composed of (i) approximately $65.4 million of net new and renewal business, which reflects an Organic Revenue growth rate of 9.8%; (ii) $48.7 million from acquisitions that had no comparable revenues in the same period of 2020; (iii) a positive impact from foreign currency translation of $0.2 million; and (iv) an offsetting decrease of $0.2 million related to commissions and fees revenue from business divested in the preceding twelve months. Profit-sharing contingent commissions and GSCs for the first quarter of 2021 increased by $3.4 million, or 12.3%, compared to the same period in 2020.

Investment Income

Investment income for the three months ended March 31, 2021 decreased $0.9 million, or 78.5%, from the same period in 2020. This decrease was driven by lower interest rates as compared to the prior year.

Other Revenues

Other revenue for the three months ended March 31, 2021 was $1.0 million, compared with $0.8 million in the same period in 2020. Other income consists primarily of legal settlements and other miscellaneous income.

Employee Compensation and Benefits

Employee compensation and benefits expense as a percentage of total revenues was 52.7% for the three months ended March 31, 2021 as compared to 50.1% for the three months ended March 31, 2020, and increased 22.8%, or $79.9 million. This increase included $21.5 million of compensation costs related to stand-alone acquisitions that had no comparable costs in the same period of 2020. Therefore, employee compensation and benefits expense attributable to those offices that existed in the same time periods of 2021 and 2020 increased by $58.4 million or 16.7%. This underlying employee compensation and benefits expense increase was primarily related to: (i) the increase in non-cash stock-based compensation expense driven by continued strong financial performance; (ii) the increase in the value of deferred compensation liabilities, which was offset within other operating expenses, driven by changes in the market prices of our employees' investment elections due to rising asset values for the investments we have made to fund these liabilities; (iii) an increase in staff salaries attributable to salary inflation; and (iv) an increase in accrued performance bonuses.

Other Operating Expenses

Other operating expenses represented 11.6% of total revenues for the first quarter of 2021 as compared to 15.3% for the first quarter of 2020. Other operating expenses for the first quarter of 2021 decreased $12.8 million, or 11.9%, from the same period of 2020. The net decrease included: (i) lower variable operating expenses, including such items as travel & entertainment and meetings, resulting from  responses to COVID-19; (ii) the increase in the value of corporate-owned life insurance policies associated with our deferred compensation plan, which was substantially offset by increases in the value of liabilities in the Company’s deferred compensation plan recognized as expense in employee compensation and benefits; partially offset by (iii) $11.8 million of other operating expenses related to stand-alone acquisitions that had no comparable costs in the same period of 2020.

(Gain)/Loss on Disposal

Gain on disposal for the first quarter of 2021 decreased $0.1 million from the first quarter of 2020 due to activity associated with book of business sales. Although we are not in the business of selling customer accounts, we periodically sell an office or a book of business (one or more customer accounts) that we believe does not produce reasonable margins or demonstrate a potential for growth, or because doing so is in the Company’s best interest.

Amortization

Amortization expense for the first quarter of 2021 increased $3.1 million, or 11.8%, compared to the first quarter of 2020. This increase reflects the amortization of new intangibles from businesses acquired within the past 12 months, partially offset by certain intangible assets becoming fully amortized.

Depreciation

Depreciation expense for the first quarter of 2021 increased $1.4 million, or 23.8%, compared to the first quarter of 2020. Changes in depreciation expense reflect the addition of fixed assets resulting from business initiatives, net additions of fixed assets resulting from businesses acquired in the past 12 months, and partially offset by fixed assets that became fully depreciated.

Interest Expense

Interest expense for the first quarter of 2021 increased $1.1 million, or 6.9%, compared to the first quarter of 2020. This increase is due to higher average debt balances from increased borrowings associated with the issuance of bonds in September 2020, partially offset by the decrease in interest rates associated with our floating rate debt balances.

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

As of March 31, 2021 and 2020, the fair values of the estimated acquisition earn-out payables were re-evaluated based upon projected operating results and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC 820-Fair Value Measurement. The resulting net changes, as well as the interest expense accretion on the estimated acquisition earn-out payables, for the three months ended March 31, 2021 and 2020 were as follows:

	Three months ended March 31,
(in thousands)	2021	2020
Change in fair value of estimated acquisition earn-out payables	$(2,713)	$(12,641)
Interest expense accretion	1,823	1,684
Net change in earnings from estimated acquisition earn-out payables	$(890)	$(10,957)

For the three months ended March 31, 2021 and 2020, the fair value of estimated earn-out payables was re-evaluated and decreased by $2.7 million and $12.6 million, respectively, which resulted in credits to the Condensed Consolidated Statements of Income, respectively. Of the $12.6 million prior year adjustment, $6.0 million was due to lower than expected performance of several businesses acquired in the last three years as a result of the economic disruption due to COVID-19.

As of March 31, 2021, estimated acquisition earn-out payables totaled $257.6 million, of which $103.3 million was recorded as accounts payable and $154.3 million was recorded as other non-current liabilities.

Income Taxes

The effective tax rate on income from operations for the three months ended March 31, 2021 and 2020 was 16.5% and 25.8%, respectively. The decrease was driven primarily by the tax benefit associated with incremental vesting of restricted stock awards in the first quarter 2021 as compared to the first quarter of 2020.  In 2016, we began issuing the majority of our restricted stock awards in the first quarter of each year, and the vesting of such awards is generally tied to the fifth anniversary of the date of grant, subject to certain exceptions.

RESULTS OF OPERATIONS — SEGMENT INFORMATION

As discussed in Note 12 to the Condensed Consolidated Financial Statements, we operate four reportable segments: Retail, National Programs, Wholesale Brokerage, and Services. On a segmented basis, changes in amortization, depreciation and interest expenses generally result from activity associated with acquisitions. Likewise, other revenues in each segment reflects net gains primarily from legal settlements and miscellaneous income. As such, in evaluating the operational efficiency of a segment, management focuses on the Organic Revenue growth rate and EBITDAC Margin.

The reconciliation of commissions and fees included in the Condensed Consolidated Statements of Income to Organic Revenue, a non-GAAP financial measure, for the three months ended March 31, 2021 and 2020, including by segment, and the growth rates for Organic Revenue for the three months ended March 31, 2021, including by segment, are as follows:

2021	Retail (1)		National Programs		Wholesale Brokerage		Services		Total
(in thousands, except percentages)	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Commissions and fees	$521,790	$446,379	$154,572	$128,136	$90,704	$77,536	$46,971	$44,452	$814,037	$696,503
Total change	$75,411		$26,436		$13,168		$2,519		$117,534
Total growth %	16.9%		20.6%		17.0%		5.7%		16.9%
Profit-sharing contingent commissions	(15,735)	(16,095)	(8,316)	(5,711)	(1,899)	(2,136)	—	—	(25,950)	(23,942)
GSCs	(4,615)	(4,432)	(394)	1,013	(249)	(437)	—	—	(5,258)	(3,856)
Core commissions and fees	$501,440	$425,852	$145,862	$123,438	$88,556	$74,963	$46,971	$44,452	$782,829	$668,705
Acquisitions	(34,081)	—	(6,155)	—	(8,469)	—	—	—	(48,704)	—
Dispositions	—	(193)	—	—	—	—	—	—	—	(193)
Foreign currency translation		—		208		—		—		208
Organic Revenue (2)	$467,359	$425,659	$139,707	$123,646	$80,087	$74,963	$46,971	$44,452	$734,125	$668,720
Organic Revenue growth (2)	$41,700		$16,061		$5,124		$2,519		$65,405
Organic Revenue growth rate (2)	9.8%		13.0%		6.8%		5.7%		9.8%

*The sum of the segment results may not equal total results due to rounding

(1)

The Retail Segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 12 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2)	A non-GAAP financial measure.

The reconciliation of commissions and fees included in the Condensed Consolidated Statements of Income to Organic Revenue, a non-GAAP financial measure, for the three months ended March 31, 2020 and 2019, including by segment, and the growth rates for Organic Revenue for the three months ended March 31, 2020, including by segment, are as follows:

2020	Retail (1)		National Programs		Wholesale Brokerage		Services		Total
(in thousands, except percentages)	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Commissions and fees	$446,379	$388,450	$128,136	$109,207	$77,536	$70,362	$44,452	$49,444	$696,503	$617,463
Total change	$57,929		$18,929		$7,174		$(4,992)		$79,040
Total growth %	14.9%		17.3%		10.2%		(10.1)%		12.8%
Profit-sharing contingent commissions	(16,095)	(11,547)	(5,711)	(860)	(2,136)	(2,915)	—	—	(23,942)	(15,322)
GSCs	(4,432)	(3,240)	1,013	(4)	(437)	(391)	—	—	(3,856)	(3,635)
Core commissions and fees	$425,852	$373,663	$123,438	$108,343	$74,963	$67,056	$44,452	$49,444	$668,705	$598,506
Acquisition revenues	(34,908)	—	(2,503)	—	(2,388)	—	(1,485)	—	(41,284)	—
Dispositions	—	(3,973)	—	(141)	—	—	—	—	—	(4,114)
Foreign currency translation		—		—		—		—		—
Organic Revenue (2)	$390,944	$369,690	$120,935	$108,202	$72,575	$67,056	$42,967	$49,444	$627,421	$594,392
Organic Revenue growth (2)	$21,254		$12,733		$5,519		$(6,477)		$33,029
Organic Revenue growth rate (2)	5.7%		11.8%		8.2%		(13.1)%		5.6%
(1)

The Retail Segment includes commissions and fees reported in the “Other” column of the Segment Information in Note 12 of the Notes to the Condensed Consolidated Financial Statements, which includes corporate and consolidation items.

(2)	A non-GAAP financial measure.

The reconciliation of income before incomes taxes, included in the Condensed Consolidated Statements of Income, to EBITDAC, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a non-GAAP measure, for the three months ended March 31, 2021, is as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Income before income taxes	$151,223	$41,148	$18,782	$9,257	$18,797	$239,207
Income Before Income Taxes Margin(1)	28.9%	26.6%	20.7%	19.7%	NMF	29.3%
Amortization	18,833	6,875	2,397	1,388	—	29,493
Depreciation	2,758	2,147	644	381	1,526	7,456
Interest	22,621	4,128	4,253	821	(15,481)	16,342
Change in estimated acquisition earn-out payables	(898)	(191)	199	—	—	(890)
EBITDAC(2)	$194,537	$54,107	$26,275	$11,847	$4,842	$291,608
EBITDAC Margin(2)	37.2%	34.9%	28.9%	25.2%	NMF	35.8%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The reconciliation of income before incomes taxes included in the Condensed Consolidated Statements of Income to EBITDAC, a non-GAAP measure, and Income Before Income Taxes Margin to EBITDAC Margin, a non-GAAP measure, for the three months ended March 31, 2020, is as follows:

(in thousands)	Retail	National Programs	Wholesale Brokerage	Services	Other	Total
Income before income taxes	$128,662	$29,645	$17,686	$10,080	$19,180	$205,253
Income Before Income Taxes Margin(1)	28.8%	23.1%	22.8%	22.7%	NMF	29.4%
Amortization	16,287	6,365	2,349	1,390	—	26,391
Depreciation	2,036	1,905	431	351	1,298	6,021
Interest	21,798	4,682	1,711	1,091	(13,991)	15,291
Change in estimated acquisition earn-out payables	(6,117)	(1,337)	(418)	(3,085)	—	(10,957)
EBITDAC(2)	$162,666	$41,260	$21,759	$9,827	$6,487	$241,999
EBITDAC Margin(2)	36.4%	32.1%	28.0%	22.1%	NMF	34.6%

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

Retail Segment

The Retail Segment provides a broad range of insurance products and services to commercial, public and quasi-public, professional and individual insured customers, and non-insurance risk-mitigating products through our automobile dealer services (“F&I”) businesses. Approximately 83.2% of the Retail Segment’s commissions and fees revenue is commission based. Because most of our other operating expenses are not correlated to changes in commissions on insurance premiums, a significant portion of any fluctuation in the commissions we receive, net of related producer compensation and cost to fulfill expense deferrals and releases as required by ASC 340, Other Assets and Deferred Costs, will result in a similar fluctuation in our income before income taxes, unless we make incremental investments or modifications to the costs in the organization.

Financial information relating to our Retail Segment for the three months ended March 31, 2021 and 2020 is as follows:

	Three months ended March 31,
(in thousands, except percentages)	2021	2020	% Change
REVENUES
Core commissions and fees	$501,857	426,173	17.8%
Profit-sharing contingent commissions	15,735	16,095	(2.2%)
Guaranteed supplemental commissions	4,615	4,432	4.1%
Investment income	18	83	(78.3%)
Other	690	706	(2.3%)
Total revenues	522,915	447,489	16.9%
EXPENSES
Employee compensation and benefits	262,931	223,221	17.8%
Other operating expenses	65,640	61,862	6.1%
(Gain)/loss on disposal	(193)	(260)	(25.8%)
Amortization	18,833	16,287	15.6%
Depreciation	2,758	2,036	35.5%
Interest	22,621	21,798	3.8%
Change in estimated acquisition earn-out payables	(898)	(6,117)	(85.3%)
Total expenses	371,692	318,827	16.6%
Income before income taxes	$151,223	$128,662	17.5%
Income Before Income Taxes Margin (1)	28.9%	28.8%
EBITDAC (2)	$194,537	$162,666	19.6%
EBITDAC Margin (2)	37.2%	36.4%
Organic Revenue growth rate (2)	9.8%	5.7%
Employee compensation and benefits relative to total revenues	50.3%	49.9%
Other operating expenses relative to total revenues	12.6%	13.8%
Capital expenditures	$2,316	$2,499	(7.3%)
Total assets at March 31,	$7,210,499	$6,375,532

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

The Retail Segment’s total revenues for the three months ended March 31, 2021 increased 16.9%, or $75.4 million, as compared to the same period in 2020, to $522.9 million. The $75.7 million increase in core commissions and fees revenue was driven by: (i) an increase of $41.7 million related to net new and renewal business; (ii) approximately $34.1 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2020; offset by (iii) a decrease of $0.2 million related to commissions and fees recorded in 2020 from businesses since divested. Profit-sharing contingent commissions and GSCs for the first quarter of 2021 decreased 0.9%, or $0.2 million, as compared to the same period in 2020, to $20.4 million, primarily driven by an adjustment for over-accrued 2020 profit-sharing contingent commissions due to increased loss ratios with certain markets, which offset acquisition activity in the past 12 months, and qualifying for certain profit-sharing contingent commissions and GSCs in the current year that we did not qualify for in 2020. The Retail Segment’s total commissions and fees increased by 17.8%, and the Organic Revenue growth rate was 9.8% for the first quarter of 2021. The Organic Revenue growth rate was driven by revenue from net new business written during the preceding 12 months. Net new business was impacted by rate increases in most lines of business with the most pronounced being the continued increases in commercial auto, and property rates, partially offset by continued premium rate reductions in workers’ compensation.  Organic Revenue growth was realized in all lines of business.

Income before income taxes for the three months ended March 31, 2021 increased 17.5%, or $22.6 million, as compared to the same period in 2020, to $151.2 million. The primary factors affecting this increase were: (i) the profit associated with the net increase in revenue as described above; and (ii) the drivers of EBITDAC described below; partially offset by (iii) a change in estimated acquisition earn-out payables; and (iv) an increase in interest expense and amortization associated with new acquisitions.

EBITDAC for the three months ended March 31, 2021 increased 19.6%, or $31.9 million, as compared to the same period in 2020, to $194.5 million. EBITDAC Margin for the three months ended March 31, 2021 increased to 37.2% from 36.4% in the same period in 2020. The increase in EBITDAC Margin was driven by: (i) the net Organic Revenue increase; (ii) management of our expenses and cost savings delivered in response to COVID-19; which were partially offset by (iii) higher non-cash stock-based compensation costs; and (iv) certain recent acquisitions with margins lower than the average for the segment.

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

Financial information relating to our National Programs Segment for the three months ended March 31, 2021 and 2020 is as follows:

	Three months ended March 31,
(in thousands, except percentages)	2021	2020	% Change
REVENUES
Core commissions and fees	$145,862	$123,438	18.2%
Profit-sharing contingent commissions	8,316	5,711	45.6%
Guaranteed supplemental commissions	394	(1,013)	(138.9%)
Investment income	152	263	(42.2%)
Other	169	13	NMF
Total revenues	154,893	128,412	20.6%
EXPENSES
Employee compensation and benefits	71,069	60,547	17.4%
Other operating expenses	29,717	26,605	11.7%
(Gain)/loss on disposal	—	—	—%
Amortization	6,875	6,365	8.0%
Depreciation	2,147	1,905	12.7%
Interest	4,128	4,682	(11.8)%
Change in estimated acquisition earn-out payables	(191)	(1,337)	(85.7)%
Total expenses	113,745	98,767	15.2%
Income before income taxes	$41,148	$29,645	38.8%
Income Before Income Taxes Margin (1)	26.6%	23.1%
EBITDAC (2)	$54,107	$41,260	31.1%
EBITDAC Margin (2)	34.9%	32.1%
Organic Revenue growth rate (2)	13.0%	11.8%
Employee compensation and benefits relative to total revenues	45.9%	47.2%
Other operating expenses relative to total revenues	19.2%	20.7%
Capital expenditures	$3,001	$1,513	98.3%
Total assets at March 31,	$3,398,682	$3,054,411

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The National Programs Segment’s total revenue for the three months ended March 31, 2021 increased 20.6%, or $26.5 million, as compared to the same period in 2020, to $154.9 million. The $22.4 million increase in core commissions and fees revenue was driven by: (i) $16.1 million related to net new and renewal business; (ii) approximately $6.1 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2020; and (iii) a positive impact from foreign currency translation of $0.2 million. Profit-sharing contingent commissions and GSCs for the first quarter of 2021 increased approximately $4.0 million compared to the first quarter of 2020 due to qualifying in 2020 for certain new incentives.

The National Programs Segment’s total commissions and fees increased by 20.6%, and the Organic Revenue growth rate was 13.0% for the three months ended March 31, 2021. The Organic Revenue growth was driven by expansion of many programs, including commercial and residential earthquake, lender placement, personal property and wind.

Income before income taxes for the three months ended March 31, 2021 increased 38.8%, or $11.5 million, as compared to the same period in 2020, to $41.1 million. Income before income taxes increased due to: (i) the profit associated with the net increase in revenue as described above; (ii) the drivers of EBITDAC described below; and (iii) a partial offset due to a decreased credit to acquisition earn-out payables.

EBITDAC for the three months ended March 31, 2021 increased 31.1%, or $12.8 million, from the same period in 2020, to $54.1 million. EBITDAC Margin for the three months ended March 31, 2021 increased to 34.9% from 32.1% in the same period in 2020. The EBITDAC margin increased faster than total revenues due to leveraging our total revenue growth and management of our expenses and cost savings delivered in response to COVID-19.

Wholesale Brokerage Segment

The Wholesale Brokerage Segment markets and sells excess and surplus commercial and personal lines insurance, primarily through independent agents and brokers, including Brown & Brown retail agents. Like the Retail and National Programs Segments, the Wholesale Brokerage Segment’s revenues are primarily commission based.

Financial information relating to our Wholesale Brokerage Segment for the three months ended March 31, 2021 and 2020 is as follows:

	Three months ended March 31,
(in thousands, except percentages)	2021	2020	% Change
REVENUES
Core commissions and fees	$88,556	$74,963	18.1%
Profit-sharing contingent commissions	1,899	2,136	(11.1%)
Guaranteed supplemental commissions	249	437	(43.0%)
Investment income	41	50	(18.0%)
Other	130	112	16.1%
Total revenues	90,875	77,698	17.0%
EXPENSES
Employee compensation and benefits	50,537	42,504	18.9%
Other operating expenses	14,063	13,435	4.7%
(Gain)/loss on disposal	—	—	—%
Amortization	2,397	2,349	2.0%
Depreciation	644	431	49.4%
Interest	4,253	1,711	148.6%
Change in estimated acquisition earn-out payables	199	(418)	(147.6%)
Total expenses	72,093	60,012	20.1%
Income before income taxes	$18,782	$17,686	6.2%
Income Before Income Taxes Margin (1)	20.7%	22.8%
EBITDAC (2)	$26,275	$21,759	20.8%
EBITDAC Margin (2)	28.9%	28.0%
Organic Revenue growth rate (2)	6.8%	8.2%
Employee compensation and benefits relative to total revenues	55.6%	54.7%
Other operating expenses relative to total revenues	15.5%	17.3%
Capital expenditures	$489	$1,227	(60.1%)
Total assets at March 31,	$1,787,033	$1,514,243

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

The Wholesale Brokerage Segment’s total revenues for the three months ended March 31, 2021 increased 17.0%, or $13.2 million, as compared to the same period in 2020, to $90.9 million. The $13.6 million net increase in core commissions and fees revenue was driven primarily by: (i) $8.5 million related to the core commissions and fees revenue from acquisitions that had no comparable revenues in the same period of 2020; and (ii) $5.1 million related to net new and renewal business. Profit-sharing contingent commissions and GSCs for the first quarter of 2021 decreased by $0.4 million compared to the first quarter of 2020. The Wholesale Brokerage Segment’s growth rate for total commissions and fees was 17.0%, and the Organic Revenue growth rate was 6.8% for the first quarter of 2021. The Organic Revenue growth rate was driven by rate increases for most lines of coverage and improving new business, primarily in our brokerage business which was partially offset by reduced capacity in the catastrophe exposed personal lines market.

Income before income taxes for the three months ended March 31, 2021 increased 6.2%, or $1.1 million, as compared to the same period in 2020, to $18.8 million. The increase was due to: (i) the profit associated with the net increase in revenue described above; and (ii) the drivers of EBITDAC described below; partially offset by higher intercompany interest charges associated with acquisitions completed in the past 12 months.

EBITDAC for the three months ended March 31, 2021 increased 20.8%, or $4.5 million, as compared to the same period in 2020, to $26.3 million. EBITDAC Margin for the three months ended March 31, 2021 increased to 28.9% from 28.0%, as compared to the same period in 2020. EBITDAC Margin grew due to: (i) leveraging our higher Organic Revenue growth; and (ii) management of our expenses and cost savings delivered in response to COVID-19.

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

Financial information relating to our Services Segment for the three months ended March 31, 2021 and 2020 is as follows:

	Three months ended March 31,
(in thousands, except percentages)	2021	2020	% Change
REVENUES
Core commissions and fees	$46,971	$44,452	5.7%
Profit-sharing contingent commissions	—	—	—%
Guaranteed supplemental commissions	—	—	—%
Investment income	3	—	NMF
Other	—	—	—%
Total revenues	46,974	44,452	5.7%
EXPENSES
Employee compensation and benefits	22,563	22,291	1.2%
Other operating expenses	12,564	12,334	1.9%
(Gain)/loss on disposal	—	—	—%
Amortization	1,388	1,390	(0.1%)
Depreciation	381	351	8.5%
Interest	821	1,091	(24.7%)
Change in estimated acquisition earn-out payables	—	(3,085)	(100.0%)
Total expenses	37,717	34,372	9.7%
Income before income taxes	$9,257	$10,080	(8.2%)
Income Before Income Taxes Margin (1)	19.7%	22.7%
EBITDAC (2)	$11,847	$9,827	20.6%
EBITDAC Margin (2)	25.2%	22.1%
Organic Revenue growth rate (2)	5.7%	(13.1%)
Employee compensation and benefits relative to total revenues	48.0%	50.1%
Other operating expenses relative to total revenues	26.7%	27.7%
Capital expenditures	$157	$267	(41.2%)
Total assets at March 31,	$483,920	$475,168

(1) "Income Before Income Taxes Margin" is defined as income before income taxes divided by total revenues.

(2) A non-GAAP financial measure.

NMF = Not a meaningful figure

The Services Segment’s total revenues for the three months ended March 31, 2021 increased 5.7%, or $2.5 million, as compared to the same period in 2020, to $47.0 million. The $2.5 million net increase in core commissions and fees revenue was driven primarily by: (i) weather related claim activity from storms in Texas; and (ii) increase in travel restricted claims due to COVID-19; partially offset by (iii) lower awards and referrals in our Social Security and Medicare service businesses. The Services Segment’s total commissions and fees and Organic Revenue increased 5.7% for the first quarter of 2021 due to the same factors.

Income before income taxes for the three months ended March 31, 2021 decreased 8.2%, or $0.8 million, as compared to the same period in 2020, to $9.3 million. Income before income taxes decreased due to a credit recorded for estimated acquisition earn-out payables in the prior year.

EBITDAC for the three months ended March 31, 2021 increased 20.6%, or $2.0 million, from the same period in 2020, to $11.8 million. EBITDAC Margin for the three months ended March 31, 2021 increased to 25.2% from 22.1% in the same period in 2020. The increase in EBITDAC and EBITDAC Margin were driven primarily by: (i) leveraging organic revenue; and (ii) management of our expenses and cost savings delivered in response to COVID-19.

Other

As discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements, the “Other” column in the Segment Information table includes any revenue and expenses not allocated to reportable segments, and corporate-related items, including the intercompany interest expense charges to reporting segments.

LIQUIDITY AND CAPITAL RESOURCES

The Company seeks to maintain a conservative balance sheet and strong liquidity profile. Our capital requirements to operate as an insurance intermediary are low and we have been able to grow and invest in our business principally through cash that has been generated from operations. We have the ability to utilize our existing Revolving Credit Facility, which as of March 31, 2021 provided up to $800.0 million in available cash. We believe that we have access to additional funds, if needed, through the capital markets or private placements to obtain further debt financing under the current market conditions. The Company believes that its existing cash, cash equivalents, short-term investment portfolio and funds generated from operations, together with the funds available under the Revolving Credit Facility, will be sufficient to satisfy our normal liquidity needs, including principal payments on our long-term debt, for at least the next 12 months.

The Revolving Credit Facility contains an expansion option for up to an additional $500.0 million of borrowing capacity, subject to the approval of participating lenders. In addition, under the Term Loan Credit Agreement, the unsecured term loan in the initial amount of $300.0 million may be increased by up to $150.0 million, subject to the approval of participating lenders. Including the expansion options under all existing credit agreements, the Company has access to up to $1.5 billion of incremental borrowing capacity as of March 31, 2021.

Contractual Cash Obligations

As of March 31, 2021, our contractual cash obligations were as follows:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$2,092,500	$70,000	$472,500	$500,000	$1,050,000
Other liabilities (1)	154,901	20,328	31,154	8,380	95,039
Operating leases (2)	236,049	49,744	86,209	53,035	47,061
Interest obligations	379,004	62,339	113,264	74,375	129,026
Unrecognized tax benefits	1,345	—	1,345	—	—
Maximum future acquisition contingency payments (3)	558,467	176,892	381,575	—	—
Total contractual cash obligations (4)	$3,422,266	$379,303	$1,086,047	$635,790	$1,321,126
(1)

Includes the current portion of other long-term liabilities, and approximately $31.1 million of deferred employer-only payroll tax payments related to the CARES Act which are expected to be paid in equal installments in each of December 2021 and December 2022.

(2)	Includes $5.3 million of future lease commitments expected to commence later in 2021.
(3)

Includes $257.6 million of current and non-current estimated earn-out payables. $25.0 million of this balance is not subject to any further contingency as a result of the Amendment, dated as of July 27, 2020, by and among the Company, The Hays Group, Inc., and certain of their affiliates, to the Asset Purchase Agreement, dated as of October 22, 2018. Earn-out payables for acquisitions not denominated in U.S. dollars are measured at the current foreign exchange rate.

(4)	Does not include approximately $26.1 million of current liability for a dividend of $0.0925 per share approved by the Board of Directors on April 26, 2021.

Debt

Total debt at March 31, 2021 was $2,079.1 million net of unamortized discount and debt issuance costs, which was a decrease of $16.8 million compared to December 31, 2020. The decrease includes: (i) the repayment of the principal balance of $17.5 million for scheduled principal amortization balances related to our various existing floating rate debt term notes; (ii) net of the amortization of discounted debt related to our various unsecured Senior Notes, and debt issuance cost amortization of $0.7 million.

During the three months ended March 31, 2021, the Company repaid $10.0 million of principal related to the Amended and Restated Credit Agreement term loan through the quarterly scheduled amortized principal payments. The Amended and Restated Credit Agreement term loan had an outstanding balance of $280.0 million as of March 31, 2021. The Company’s next scheduled amortized principal payment is due June 30, 2021 and is equal to $10.0 million.

During the three months ended March 31, 2021, the Company repaid $7.5 million of principal related to the Term Loan Credit Agreement through quarterly scheduled amortized principal payments. The Term Loan Credit Agreement had an outstanding balance of $262.5 million as of March 31, 2021. The Company’s next scheduled amortized principal payment is due June 30, 2021 and is equal to $7.5 million.

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

Our invested assets are held primarily as cash and cash equivalents, restricted cash, available-for-sale marketable debt securities, non-marketable debt securities, certificates of deposit, U.S. treasury securities, and professionally managed short duration fixed income funds. These investments are subject to interest rate risk. The fair values of our invested assets at March 31, 2021 and December 31, 2020, approximated their respective carrying values due to their short-term duration and therefore, such market risk is not considered to be material.

We do not actively invest or trade in equity securities. In addition, we generally dispose of any significant equity securities received in conjunction with an acquisition shortly after the acquisition date.

As of March 31, 2021, we had $542.5 million of borrowings outstanding under our various credit agreements, all of which bear interest on a floating basis tied to the Overnight London Interbank Offered Rate (“LIBOR”) and are therefore subject to changes in the associated interest expense. The effect of an immediate hypothetical 10% change in interest rates would not have a material effect on our Consolidated Financial Statements. As of July 2017, the UK Financial Conduct Authority (“FCA”) has urged banks and institutions to discontinue their use of the LIBOR benchmark rate for floating rate debt, and other financial instruments tied to the rate after 2021. However, on November 30, 2020, the ICE Benchmark Administration Limited (“IBA”), announced that it would consult in early December 2020 on its intention to cease the publication of the one-week and two-month U.S. dollar LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining U.S. dollar LIBOR settings (overnight and one, three, six and 12 months) immediately following the LIBOR publication on June 30, 2023. In connection to the released statement from the IBA, on December 4, 2020, the FCA released a similar statement in support of the continuation of the LIBOR rate beyond 2021. The Alternative Reference Rates Committee (“ARRC”) have recommended the Secured Overnight Financing Rate (“SOFR”) as the best alternative rate to LIBOR post discontinuance and has proposed a transition plan and timeline designed to encourage the adoption of SOFR from LIBOR. Post consultation on March 5, 2021, IBA confirmed its proposed dates to stop publishing USD LIBOR on a representative basis.

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

We are subject to exchange rate risk primarily in our U.K.-based wholesale brokerage business that has a cost base principally denominated in British pounds and a revenue base in several other currencies, but principally in U.S. dollars, and in our Canadian MGA business that has substantially all of its revenues and cost base denominated in Canadian Dollars. On January 14, 2021, the Company announced the completion of the acquisition of O’Leary Insurances, an Ireland based retail brokerage business which has substantially all of its revenue and cost base in Euros.

Based upon our foreign currency rate exposure as of March 31, 2021, an immediate 10% hypothetical change of foreign currency exchange rates would not have a material effect on our Condensed Consolidated Financial Statements.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation (the “Evaluation”) required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of March 31, 2021. Based upon the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

ITEM 1. Legal Proceedings

In Item 3 of Part I of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2020, certain information concerning litigation claims arising in the ordinary course of business was disclosed. Such information was current as of the date of filing. During the Company’s fiscal quarter ended March 31, 2021, no new legal proceedings, or material developments with respect to existing legal proceedings, occurred which require disclosure in this Quarterly Report on Form 10-Q.

ITEM 1A. Risk Factors

There were no material changes in the risk factors previously disclosed in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuances of Unregistered Securities

In connection with certain business combinations, the Company issued 106,586 shares of Company common stock on February 2, 2021 to the owners of the businesses acquired. The issuance was made in reliance upon the following exemptions or exclusions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”): Section 4(a)(2) of the Securities Act, Regulation D promulgated under the Securities Act, and Regulation S promulgated under the Securities Act.

Issuer Purchases of Equity Securities

The following table provides information about our repurchase of shares of our common stock during the three months ended March 31, 2021:

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum value that may yet be purchased under the plans or programs (3)
January 1, 2021 to January 31, 2021	538,052	$46.59	156,316	$399,219,997
February 1, 2021 to February 28,2021	491,420	43.96	462,405	378,969,272
March 1, 2021 to March 31, 2021	1,501,432	45.51	939,094	336,167,163
Total	2,530,904	$45.44	1,557,815	$336,167,163
(1)

Of the shares reported in this column, 1,557,815 shares were purchased in open market transactions. All other shares reported in this column are attributable to shares withheld for taxes in connection with vesting of restricted shares awarded under our Performance Stock Plan and 2010 Stock Incentive Plan.

(2)	During the quarter, the Company made shares repurchases in the open market of 1,557,815 shares at a total cost of $70.0 million.
(3)

On May 1, 2019, the Board of Directors approved an additional repurchase authorization amount of $372.5 million to bring the total available share repurchase authorization to approximately $500.0 million. After completing these open market repurchases, the Company’s outstanding Board-approved share repurchase authorization is approximately $336.2 million. Between January 1, 2014 and March 31, 2021, the Company repurchased a total of approximately 18.2 million shares for an aggregate cost of approximately $661.4 million.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in inline XBRL, include: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in inline XBRL and included in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN & BROWN, INC.

/s/ R. Andrew Watts
Date: April 27, 2021	R. Andrew Watts
Executive Vice President, Chief Financial Officer and Treasurer
(duly authorized officer, principal financial officer and principal accounting officer)